Form 10-Q
MARK CENTERS TRUST
filed 1996-05-20
CIK 899629

               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                         FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 1996

                             OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

    For the transition period from     to

                    Commission File Number 1-12002

                         MARK CENTERS TRUST
               (Exact name of registrant in its charter)

          MARYLAND                           23-2715194
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)             Identification No.)


600 THIRD AVENUE, KINGSTON, PENNSYLVANIA          18704
(Address of principal executive offices)        (Zip Code)

     Registrant's telephone number, including area code
                         (717) 288-4581

Indicate by check mark whether the registrant (1) has filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         Yes X          No

          As of May 20, 1996, there were 8,543,452 common shares of beneficial interest, par value $.001 per share, outstanding.

                         MARK CENTERS TRUST
                              FORM 10-Q


                              INDEX


Part I: Financial Information                             Page

Item 1. Financial Statements (Unaudited)

        Consolidated balance sheets as of
        March 31, 1996 and as of December 31, 1995          1

        Consolidated statements of operations for
        the three months ended March 31, 1996 and 1995      2

        Consolidated statements of cash flows for
        the three months ended March 31, 1996 and 1995      3

        Notes to consolidated financial statements          4

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations       9

Part II:Other Information

        Signatures                                          18

Part I.  Financial Information
Item 1.  Financial Statements

                         MARK CENTERS TRUST
                    CONSOLIDATED BALANCE SHEETS
                          (in thousands)
                                         March 31,  December 31,
                                            1996        1995
     ASSETS                                           (audited)
Rental property - at cost:
  Land                                  $ 25,270    $ 25,270
  Buildings and improvements             259,027     258,827
  Construction-in-progress                10,767       7,060
                                        --------    --------
                                         295,064     291,157
  Less accumulated depreciation           64,055      61,269
                                        --------    --------
     Total rental property               231,009     229,888
  Cash and cash equivalents                3,482       3,068
  Rents receivable - less allowance
     for doubtful accounts of $477 and
     $509, respectively                    4,356       5,200
  Prepaid expenses                         1,077       1,352
  Due from related parties                   310         384
  Furniture, fixtures and equipment,
     net                                     724         796
  Deferred charges                         7,346       4,905
  Tenant security and other deposits       1,441       3,922
                                         -------     -------
                                        $249,745    $249,515
                                         =======     =======
     LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Mortgage notes payable                $108,335    $107,975
  Lines of credit                         44,793      43,853
  Accounts payable and accrued expenses    9,713       7,058
  Accrued contingent payable to
     Principal Shareholder                 6,156       6,156
  Rents received in advance and tenant
     security deposits                     1,241       1,466
                                         -------     -------
     Total Liabilities                   170,238     166,508
                                         -------     -------
Minority interest                         12,669      13,228
                                         -------     -------
Shareholders' equity:
  Common shares, $.001 par value,
  authorized 50,000,000 shares, issued
  and outstanding 8,543,452 shares             9           9
Additional paid-in capital                66,829      69,770
Retained earnings                             --          --
                                         -------     -------
  Total Shareholders' Equity              66,838      69,779
                                         -------     -------
                                        $249,745    $249,515
                                         =======     =======
See accompanying notes to consolidated financial statements

                              MARK CENTERS TRUST
                   CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                   (in thousands except for per share data)

                              March 31,          March 31,
                                 1996              1995
Revenue:
Minimum rents                 $ 8,466           $ 7,847
Percentage rents                  602               769
Additional rents-
  expense reimbursements        1,944             1,541
Other                             223               259
                              -------           -------
  Total revenue                11,235            10,416
                              -------           -------
Expenses:
 Property operating             2,817             2,158
 Real estate taxes              1,298             1,119
 Depreciation and amortization  3,202             2,853
 General and administrative
  expenses                        758               731
                              -------           -------
  Total operating expenses      8,075             6,861
                              -------           -------
 Operating income               3,160             3,555
 Interest and financing
  expenses                      2,974             2,353
                              -------           -------
 Income before minority
  interest                        186             1,202
 Minority interest                (52)             (216)
                              -------           -------
  Net income                  $   134           $   986
                              =======           =======
Net income per common share   $   .02           $   .12
                              =======           =======


   See accompanying notes to consolidated financial statements

                           MARK CENTERS TRUST
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTHS ENDED MARCH 31,1996 AND 1995
                            (in thousands)
                                              March 31,  March 31,
                                                1996       1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                      $  134    $  986
Adjustments to reconcile net income to
  net cash provided by operating activities:
Depreciation and amortization of leasing
 costs                                           2,968     2,563
Amortization of deferred financing costs           234       290
Minority interest                                   52       216
Provision for bad debts                            194       134
                                               -------   -------
                                                 3,582     4,189

Changes in assets and liabilities:
Rents receivable                                   651       868
Prepaid expenses                                   274        58
Due from related parties                            75        51
Tenant security and other deposits                 467      (147)
Accounts payable and accrued expenses               20      (147)
Rents received in advance and tenant
  security deposits                               (224)     (224)
                                               -------   -------
Net cash provided by operating activities        4,845     4,648
                                               -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for real estate and improvements   (3,892)   (4,091)
Increase (decrease)in accounts payable
  related to construction in progress            2,633    (2,661)
Payment to Principal Shareholder for
  acquisition of land                               --    (1,500)
Deferred leasing and other charges              (2,761)   (1,127)
Expenditures for furniture, fixtures and
  equipment                                         --       (77)
                                               -------   -------
  Net cash used in investing activities         (4,020)   (9,456)
                                               -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on mortgages                 (2,060)  (45,326)
Proceeds received on mortgage notes              3,360    56,463
Reduction in debt service escrow                 2,014        --
Payment of deferred financing costs                (39)     (367)
Dividends paid                                  (3,075)   (3,073)
Distributions to Principal Shareholder            (611)     (617)
                                               -------    ------
  Net cash (used in) provided by
   financing activities                           (411)    7,080
                                               -------   -------

INCREASE IN CASH AND CASH EQUIVALENTS              414     2,272
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD   3,068     3,021
                                               -------   -------
CASH AND CASH EQUIVALENTS, END OF PERIOD       $ 3,482   $ 5,293
                                               =======   =======
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for interest, net
  of $189 and $358, respectively               $ 2,993   $ 2,534
                                               =======   =======


    See accompanying notes to consolidated financial statements
                                   3

                        MARK CENTERS TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (unaudited)
1.  BASIS OF PRESENTATION
The consolidated financial statements include the consolidated accounts of Mark Centers Trust (the "Company") and its majority owned partnerships, including Mark Centers Limited Partnership (the "Operating Partnership"), and have been prepared in accordance with generally accepted accounting principles for interim financial information and with instruction to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information furnished in the accompanying consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the aforementioned consolidated financial statements for the interim periods. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 1996.

The aforementioned consolidated financial statements should be read in conjunction with the notes to the aforementioned consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

2.  ORGANIZATION AND FORMATION OF THE COMPANY
The Company was formed as a Maryland Real Estate Investment Trust ("REIT") on March 4, 1993 by Marvin L. Slomowitz (the "Principal Shareholder"), the principal owner of Mark Development Group (the "Predecessor"), to continue the business of the Predecessor in acquiring, developing, renovating, owning and operating shopping center properties. The Company effectively commenced operations on June 1, 1993 with the completion of its initial public offering, whereby it issued an aggregate of 8,350,000 common shares of beneficial interest to the public at an initial public offering price of $19.50 per share (the "Offering"). The proceeds of the Offering were used to repay certain property-related indebtedness, for costs associated with the Offering and transfer of the properties to the Company and for working capital. The acquisition of the properties was recorded by the Company at the historical cost reflected in the Predecessor's financial statements since these transactions were conducted with entities deemed to be related parties.

                          MARK CENTERS TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (unaudited)

The Company currently owns and operates thirty-nine properties consisting of thirty-four neighborhood and community shopping centers, three enclosed malls and two mixed use (retail/office) properties. In addition, the Company currently has one community shopping center under construction in New Castle, Pennsylvania. All of the Company's assets are held by, and all of its operations are conducted through, the Operating Partnership. The Company will at all times be the sole general partner of, and owner of a 51% or greater interest in, the Operating Partnership. In excess of 99% of the minority interest in the Operating Partnership is owned by the Principal Shareholder who is the principal limited partner of the Operating Partnership.

3.SHAREHOLDERS' EQUITY AND MINORITY INTEREST
The following table summarizes the change in the shareholders' equity and minority interest since December 31, 1995:
                                             (in thousands)
                                         Shareholders' Minority
                                             Equity    Interest
Balance at December 31, 1995                $69,779    $13,228
Income for the period January 1 through
  March 31, 1996                                134         52
Distributions to Principal Shareholder           --       (611)
Dividends paid, $.36 per share               (3,075)        --
                                            -------    -------
Balance at March 31, 1996                   $66,838    $12,669
                                            =======    =======

4.  RELATED PARTY TRANSACTIONS
As of March 31, 1996 amounts due from related parties consisted of the following (in thousands):

Accrued management fees due from Principal
Shareholder for certain operating properties
owned by the Principal Shareholder                        $ 23

Accrued ground rent due from Blackman Plaza
Partners (a limited partnership in which the
Principal Shareholder is a 1% general partner)             261

Other amounts due the Company from the Principal
Shareholder                                                 26
                                                       -------
                                                          $310
                                                       =======

Concurrent with the Offering, the Company obtained acquisition options to acquire six properties that were under development by the Principal Shareholder ("Acquisition Options"). Upon exercising an option, the Company immediately obtains title, completes all development and, depending on the Company's return on its investment, pays the Principal Shareholder all or a portion of an amount (the "Contingent Payment Amount") equal to (i) land acquisition costs, (ii) third party development costs, (iii) allocated overhead expenses and (iv) leasing commissions for all tenant leases signed prior to the Offering, and also pays an incentive payment equal to 5% of construction costs (excluding engineering, architectural and other "soft" costs). The Contingent Payment Amount will be reduced proportionately to the extent that, within two years after completion of construction, the annualized net operating income derived from operation of the properties as to which options have been exercised does not generate a return on the Company's investment of at least 13.5%, giving effect to the payment of the Contingent Payment Amount.

Payment of the Contingent Payment Amount, which is made within 24 months after construction has substantially been completed and after certain other conditions have been met, will be made by the issuance to the Principal Shareholder of Operating Partnership Units.

                           MARK CENTERS TRUST
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (unaudited)

4.  RELATED PARTY TRANSACTIONS, continued
In February 1996, the Board of Trustees of the Company and the Principal Shareholder agreed to terminate all outstanding Acquisition Options (other then the Acquisition Option pertaining to the New Castle property which had been terminated in May 1995), execute a new agreement as to the Development Property for which the Acquisition Option had been previously exercised and construction suspended, and review the purchase price for the properties for which Acquisition Options had been previously exercised and construction completed. The Principal Shareholder's and Board's decision was intended to eliminate the appearance of potential conflicts of interest arising between the Principal Shareholder and the Company in the context of the Acquisition Options, and to eliminate potential disputes arising from the complex manner in which the reimbursement to the Principal Shareholder for the Development Properties was calculated.

The Company and the Principal Shareholder agreed that the Principal Shareholder will repurchase the Columbia Towne Centre property in Hudson, New York in exchange for a note in the original principal amount equal to approximately $3 million, representing the Company's investment in the property since its exercise of the Acquisition Option. Accordingly, the Company has adjusted the contingent amount payable in the financial statements to reflect this agreement.

The Company and the Principal Shareholder agreed to terminate the Acquisition Option for the New Castle property in May 1995. The Company has entered into a new agreement with the Principal Shareholder to purchase the New Castle, Pennsylvania, site in exchange for a note in the original principal amount equal to the lower of its appraised value or the amount in which the principal Shareholder had invested in the property less amounts advanced to the Principal Shareholder for certain pre-development costs. In February 1996, they have also agreed to terminate the Acquisition Options for the Gettysburg, Pennsylvania and Dallas, Pennsylvania sites, as the Company no longer has any interest in developing these sites.

                           MARK CENTERS TRUST
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (unaudited)

4.  RELATED PARTY TRANSACTIONS, continued
With respect to the Route 6 Mall and the Bradford Towne Centre properties, which are completed and currently operating, the Company and the Principal Shareholder are continuing to review any payments required under the Acquisition Options. The Acquisition Options currently provide that the Company would be required to pay the Principal Shareholder an amount based upon the Company achieving a 13.5% return on its investment (on each property individually). At March 31, 1996, if the purchase price was calculated under this provision, no amounts would be due to the Principal Shareholder. However, since the Company and the Principal Shareholder are continuing to review this agreement, the Company has not adjusted the contingent amount payable of $6,156,000 to the Principal Shareholder in the financial statements as of March 31, 1996. In addition to the Acquisition Option relating to the Route 6 Mall, the Principal Shareholder conveyed approximately two acres of land which became part of the Route 6 Mall. The Board of Trustees and the Principal Shareholder currently are discussing the extent of the Company's obligation to the Principal Shareholder in respect to his conveyance of this parcel.

5.  PER SHARE DATA
Primary earnings per share are computed based on 8,563,053 and 8,564,036 shares outstanding, which represent the weighted average number of shares outstanding (including restricted shares) during the three month periods ended March 31, 1996 and 1995, respectively. Fully diluted earnings per share is based on an increased number of shares that would be outstanding assuming the exercise of share options at the market price at the end of the period. Since fully diluted earnings per share is not materially dilutive or anti-dilutive, such amounts are not presented.

6.   SUBSEQUENT EVENT
On May 17, 1996, the Board of Trustees of the Company approved and declared a quarterly dividend for the quarter ended March 31, 1996 of $0.36 per common share. The dividend is to be paid on June 28, 1996 to the shareholders of record as of May 30, 1996.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

The following discussion is based on the consolidated financial statements of Mark Centers Trust (the "Company") as of March 31,
1996 and 1995.

This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto. These financial statements include all adjustments which, in the opinion of management, are necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996.

RESULTS OF OPERATIONS
Comparison of Three Months Ended March 31, 1996 to Three Months
Ended March 31, 1995

Total revenue increased approximately $819,000, or 7.9%, to $11.2 million for the quarter ended March 31, 1996 compared to $10.4 million for the quarter ended March 31, 1995. This increase was primarily due to increases in minimum rents, and expense reimbursements resulting from new leasing activity associated with a shopping center acquisition and expansion and development activity following the first quarter of 1995. Of the increase in total revenue, minimum rent increased approximately $619,000, or 7.9% to $8.5 million. Recovery from tenants of increased snow removal expenses also contributed to the increase in expense reimbursements for the quarter ended March 31, 1996. These were offset in part by a decrease in percentage rent due primarily to seasonal factors.

Operating expenses increased approximately $1.2 million, or 17.7%, to $8.1 million during the quarter ended March 31, 1996 compared to $6.9 million for the quarter ended March 31, 1995. The increase in operating expenses were primarily attributable to increased costs related to snow removal due to the extremely harsh winter experienced in the Northeast totalling $416,000, certain non-recurring expenses related to the termination of development activity in Gettysburg, PA and legal expenses related to certain litigation totalling $254,000 and increased real estate taxes and depreciation and amortization totalling $528,000 related to an increase in the Company's portfolio from a property acquisition and its expansion and development activity.

Mortgage and related interest charges increased approximately $621,000 from the quarter ended March 31, 1995 compared to the quarter ended March 31, 1996. This increase is primarily due to higher average outstanding borrowings related to acquisition, expansion and development activity.

As a result of the aforementioned changes in revenues and expenses, income before minority interest for the quarter ended March 31, 1996 decreased $1.0 million to $186,000 from $1.2 million for the quarter ended March 31, 1995.

                         FUNDS FROM OPERATIONS
           For the Quarter Ended March 31, 1996 and 1995
              (in thousands, except per share amounts)
                                            March 31,  March 31,
  Revenue                                     1996       1995
Minimum rents (a)                           $ 8,406    $ 7,793
Percentage rents                                602        769
Additional rents-expense reimbursements       1,944      1,541
Other                                           223        259
                                            -------    -------
  Total revenue                              11,175     10,362
                                            -------    -------
  Expenses
Property operating (b)                        2,740      2,145
Real estate taxes                             1,298      1,119
General and administrative                      751        720
                                            -------    -------
  Total operating expenses                    4,789      3,984
                                            -------    -------
Operating income                              6,386      6,378
Interest and financing expense                2,975      2,353
                                            -------    -------
Funds from operations (c)                     3,411      4,025
Amortization of deferred financing costs       (234)      (290)
Depreciation of non real estate assets          (57)       (52)
                                            -------    -------
Adjusted funds from operations (d)          $ 3,120    $ 3,683
                                            =======    =======
Funds from operations per share(c)(e)       $   .34    $   .40
                                            =======    =======
Adjusted funds from operations
 per share (d)(e)                           $   .31     $  .36
                                            =======    =======
Reconciliation of Adjusted Funds from Operations to Net Income determined in accordance with Generally Accepted Accounting
                 Principles (GAAP)
Adjusted funds from operations above        $ 3,120    $ 3,683

Depreciation and amortization of
  leasing costs                              (2,911)    (2,511)
Straight-line rents and related
  write-offs net                                 (8)        40
Minority interest                               (52)      (216)
Other non-cash adjustments                      (15)       (10)
                                            -------    -------
Net income                                  $   134    $   986
                                            =======    =======
Net income per share (f)                    $   .02    $   .12
                                            =======    =======

(a)  Excludes income from straight-lining of rents.
(b) Represents all expenses other than depreciation, amortization, write-off of unbilled rent receivables recognized on a straight-line basis and the non-cash charge for compensation expense related to the Company's restricted share plan.
(c) Funds from operations as defined by NAREIT prior to the 1995 White Paper on Funds from Operations as net income (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.
(d) Commencing in 1996, the Company has adopted the new NAREIT definition of Funds from Operations which does not add back amortization of deferred financing costs and depreciation of non real estate assets.
(e) Assumes full conversion of 1,623,000 and 1,621,000 Operating Partnership Units into common shares of the Company for the quarters ended March 31, 1996 and 1995, respectively, for a total of 10,166,452 and 10,157,765 shares, respectively.
(f) Net income per share is computed based on the weighted average number of shares outstanding for the quarters ended March 31, 1996 and 1995 of 8,563,053 and 8,564,036, respectively

LIQUIDITY AND CAPITAL RESOURCES
At March 31, 1996, the Company had $18.3 million outstanding on its Fleet Bank line of credit. Although the maximum loan amount is $25 million, the $6.7 million additional sum is not currently available because $1.7 million is subject to certain occupancy requirements at Ledgewood Mall and the remaining $5.0 million is subject to certain borrowing base restrictions. The terms of the facility include interest at Fleet's Prime rate plus 1/4% or LIBOR plus 200 basis points, a May 31, 1997 maturity date, and certain affirmative and negative covenants. The facility is secured by mortgages on six of the Company's properties.

At March 31, 1996, the Company had $20.5 million outstanding on a $22.5 million revolving credit facility from Mellon Bank, N.A. which is secured by mortgages on six of the Company's properties. The additional $2.0 million under this line of credit for property acquisitions, development, improvements and general working capital is not currently available because it is subject to certain collateral base borrowing restrictions. Advances under the facility bear interest at a floating rate equal to the prime rate plus 1/2% or LIBOR plus 200 basis points. The facility matures October 6, 1996.

The Company also has $6.0 million outstanding on its $6.0 million revolving line of credit facility with Firstrust Savings Bank which bears interest at a fixed rate of 8.75% and is secured by mortgages on three of the Company's properties. The facility matures
December 20, 1996.

At March 31, 1996, the Company had $2.8 million outstanding on a construction loan from Mellon Bank, N.A. which is secured by one of the Company's properties. The $4.7 million facility bears interest equal to the bank's prime rate plus 1/2% or LIBOR plus 225 basis points and matures May 15, 1997.

The Company has additional mortgage indebtedness of $105.5 million outstanding which bear fixed rates of interest ranging from 7.7% to 9.11% and have maturities ranging from September 9, 1999 to June 1, 2008.

At March 31, 1996, the Company's capitalization consisted of $153.1 million of debt and $110.6 million of market equity (using a March 31, 1996 market price of $10.875 per share). The Company's interest coverage ratio was 2.1 to 1. Of the total outstanding debt, $111.5 million, or 73%, is carried at a fixed rate and the remaining $41.6 million, or 27%, is carried at variable rates.

The Company currently estimates that capital outlays for tenant improvements, related renovations and other property improvements will require $2.9 million during the remainder of 1996. Additionally, capital outlays for ongoing property development in New Castle, Pennsylvania will be $11.3 million. Of these capital outlays, $4.3 million has been recorded and is reflected in accounts payable and accrued expense balances at March 31, 1996.

The Company may experience a cash shortfall in the second quarter as a result of the delay in obtaining construction financing for the New Castle, Pennsylvania, project and the Company's decision to continue to fund out of operations ($2.1 million as of March 31, 1996) the development of the project in order to take advantage of certain construction cost economies and to meet certain tenant deadlines. Construction loan financing was affected by the postponement of the signing of the third anchor tenant's lease which will result in a reduction in the amount of financing and will increase the Company's short term reliance on cash from operations to meet this commitment. Although the Company has not yet received a commitment, it expects to obtain financing of approximately $10 million which the Company anticipates will permit it to meet its cash requirements for this project. In addition, short term cash availability has been negatively impacted as a result of the $2.5 million purchase of the Jamesway lease at Ledgewood Mall to make space available for a large national discount department store at significantly increased rentals, the unanticipated requirement for the repayment of $1.8 million of debt caused by the Rich's bankruptcy in Auburn, Maine, and certain other tenant bankruptcies which occurred in late 1995 and early 1996.

In order to meet the 1996 capital requirements and to provide for dividend payments, in addition to cash from operating activities, and in addition to the New Castle construction loan mentioned above, the Company expects to close on a committed $1.5 million increase in the Firstrust Savings Bank line of credit which requires the pledging as collateral the Troy Plaza in Troy, New York. Although it has not yet received final commitment, the Company expects to obtain an additional $2 million in short-term borrowing and during the third quarter of 1996 the Company expects to complete a significant refinancing of its existing lines of credit to long-term, permanent, fixed rate, non-recourse debt of approximately $60 million which will provide approximately $20 million of additional working capital. While there can be no assurance that these financing transactions will be completed the Company believes they will be concluded in an orderly fashion to meet the Company's current and longer term capital needs.

The Company's outstanding indebtedness encumbers 31 of its 39 properties. All of the remaining properties, with the exception of one property which the Company owns as ground lessor under a long-term ground lease, remain unencumbered, and therefore are available to secure potential future borrowings. Pursuant to covenants under the lines of credit with Fleet Bank and Mellon Bank, approval is needed from these lenders prior to the Company encumbering any additional properties.

In March 1996, the Company paid a dividend of $.36 per share, representing approximately 90% of its reported funds from operations (95% based on the new NAREIT definition of funds from operations adopted by the Company in 1996), for the quarter ended
December 31, 1995.

HISTORICAL CASH FLOW
Historically, the principal sources for funding operations, renovations, expansion, development and acquisitions have been funds from operations and construction and permanent secured debt financings, as well as short term construction and line of credit borrowing from various lenders.

The following discussion of historical cash flow compares the Company's cash flow for the three months ended March 31, 1996 with the Company's cash flow for the three months ended March 31, 1995.

Net cash provided by operating activities increased from $4.6 million for the three months ended March 31, 1995 to $4.8 million for the three months ended March 31, 1996. This increase was primarily attributable to increased cash flow from tenant security and other deposits offset by decreased cash flow from income before depreciation and amortization.

Investing activities used $4.0 million during the three months ended March 31, 1996, a decrease in cash used of $5.4 million from the same period in 1995 due to decreased expenditures for real estate and improvements offset by increased use of cash in deferred leasing costs associated with the Company's leasing activities.

Net cash used in financing activities was $411,000 for the three months ended March 31, 1996 representing a $7.5 million decrease from net cash provided by financing activities of $7.1 million for the three months ended March 31, 1995. This decrease is primarily attributable to a decrease in net proceeds received on mortgage notes.

INFLATION
The Company's long-term leases contain provisions designed to mitigate the adverse impact of inflation on the Company's net income. Such provisions include clauses enabling the Company to receive percentage rents based on tenants' gross sales, which generally increase as prices rise, and/or, in certain cases, escalation clauses, which generally increase rental rates during 14 the terms of the leases. Such escalation clauses are often related to increases in the consumer price index or similar inflation indexes.

In addition, many of the Company's leases are for terms of less than ten years, which permits the Company to seek to increase rents upon re-rental at market rates if rents are below the then existing market rates. Most of the Company's leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes, insurance and utilities, thereby reducing the Company's exposure to increases in costs and operating expenses resulting from inflation.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          None

                             SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   MARK CENTERS TRUST


 By:                               /s/ Marvin L. Slomowitz
                                   Marvin L. Slomowitz
                                   Chief Executive Officer and
                                   Trustee (Principal Executive
                                   Officer)


                                   /s/ Joshua Kane
                                   Joshua Kane
                                   Senior Vice President
                                   Chief Financial Officer and
                                   Treasurer (Principal Financial
                                   and Accounting Officer)


Date: May 20, 1996