Form 10-Q
period 1996-06-30
MARK CENTERS TRUST
filed 1996-08-14
CIK 899629

               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                         FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 1996

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

          As of August 12, 1996, there were 8,548,817 common shares of beneficial interest, par value $.001 per share, outstanding.

                         MARK CENTERS TRUST
                              FORM 10-Q


                              INDEX


Part I: Financial Information                             Page

Item 1. Financial Statements (Unaudited)

        Consolidated balance sheets as of
        June 30, 1996 and as of December 31, 1995           1

        Consolidated statements of operations for
        the three and six months ended
        June 30, 1996 and 1995                              2

        Consolidated statements of cash flows for
        the six months ended June 30, 1996 and 1995         3

        Notes to consolidated financial statements          5

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations       11

Part II:Other Information

        Signatures                                          22

Part I.  Financial Information
Item 1.  Financial Statements

                         MARK CENTERS TRUST
                    CONSOLIDATED BALANCE SHEETS
                          (in thousands)
                                         June 30,   December 31,
                                            1996        1995
     ASSETS                                           (audited)
Rental property - at cost:
  Land                                  $ 30,176    $ 25,270
  Buildings and improvements             258,371     258,827
  Construction-in-progress                10,914       7,060
                                        --------    --------
                                         299,461     291,157
  Less accumulated depreciation           66,859      61,269
                                        --------    --------
     Total rental property               232,602     229,888
  Cash and cash equivalents                  732       3,068
  Rents receivable - less allowance
     for doubtful accounts of $570 and
     $509, respectively                    5,024       5,200
  Prepaid expenses                           822       1,352
  Due from related parties                   289         384
  Furniture, fixtures and equipment,
     net                                     670         796
  Deferred charges                         7,455       4,905
  Tenant security and other deposits       1,757       3,922
                                         -------     -------
                                        $249,351    $249,515
                                         =======     =======
     LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Mortgage notes payable                $108,597    $107,975
  Lines of credit                         46,175      43,853
  Accounts payable and accrued expenses   14,507       7,058
  Accrued contingent payable to
     Principal Shareholder                    --       6,156
  Note payable to Principal Shareholder    3,174          --
  Rents received in advance and tenant
     security deposits                       994       1,466
                                         -------     -------
     Total Liabilities                   173,447     166,508
                                         -------     -------
Minority interest                         12,090      13,228
                                         -------     -------
Shareholders' equity:
  Common shares, $.001 par value,
  authorized 50,000,000 shares, issued
  and outstanding 8,548,817 shares             9           9
Additional paid-in capital                63,805      69,770
Retained earnings                             --          --
                                         -------     -------
  Total Shareholders' Equity              63,814      69,779
                                         -------     -------
                                        $249,351    $249,515
                                         =======     =======
See accompanying notes to consolidated financial statements

                              MARK CENTERS TRUST
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE AND SIX MONTHS
                       ENDED JUNE 30, 1996 AND 1995
                   (in thousands except for per share data)

                            Three months ended   Six months ended
                            6/30/96   6/30/95    6/30/96  6/30/95

Revenue:
Minimum rents            $ 8,259     $8,197    $16,725   $16,045
Percentage rents             614        808      1,216     1,577
Additional rents-
  expense reimbursements   1,607      1,384      3,551     2,924
Other                        239        242        462       501
                         -------    -------    -------   -------
  Total revenue           10,719     10,631     21,954    21,047
                         -------    -------    -------   -------
Expenses:
 Property operating        2,274     2,075       5,091     4,280
 Real estate taxes         1,368     1,176       2,666     2,295
 Depreciation and
  amortization             3,269     2,932       6,471     5,785
 General and
  administrative expenses    714       728       1,472     1,412
                         -------   -------     -------   -------
  Total operating expenses 7,625     6,911      15,700    13,772
                         -------   -------     -------   -------
 Operating income          3,094     3,720       6,254     7,275
 Gain on sale of land         --        94          --        94
 Interest and financing
  expenses                 3,076     2,600       6,050     4,954
                         -------   -------      -------  -------
 Income before minority
  interest                    18     1,214         204     2,415
 Minority interest           (22)     (227)        (74)     (443)
                         -------   -------     -------   -------
  Net (loss) income      $    (4)  $   987     $   130   $ 1,972
                         =======   =======     =======   =======
  Net (loss)income per
  common share           $   .00   $   .12     $   .02   $   .23
                         =======   =======     =======   =======
  Cash dividend per
  common share           $   .36   $   .36     $   .72   $   .72
                         =======   =======     =======   =======

   See accompanying notes to consolidated financial statements

                           MARK CENTERS TRUST
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30,1996 AND 1995
                            (in thousands)
                                              June 30,  June 30,
                                                1996       1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                    $  130    $ 1,972
Adjustments to reconcile net income to
  net cash provided by operating activities:
Depreciation and amortization of leasing
 costs                                         6,002       5,310
Amortization of deferred financing costs         469         475
Minority interest                                 74         443
Provision for bad debts                          574         321
Gain on sale of land                              --         (94)
Other                                             56          94
                                             -------     -------
                                               7,305       8,521
Changes in assets and liabilities:
Rents receivable                                (398)        592
Prepaid expenses                                 530         260
Due from related parties                          95         483
Tenant security and other deposits               151      (1,191)
Accounts payable and accrued expenses          1,197        (266)
Rents received in advance and tenant
  security deposits                             (472)       (462)
                                             -------     -------
Net cash provided by operating activities      8,408       7,937
                                             -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for real estate and improvements(11,305)     (7,054)
Increase (decrease)in accounts payable
  related to construction in progress          6,252      (2,992)
Payment to Principal Shareholder for
  acquisition of land                             --      (1,500)
Net proceeds from sale of land                    --         104
Deferred leasing and other charges            (2,951)     (1,073)
Expenditures for furniture, fixtures and
  equipment                                       --         (80)
                                             -------     -------
  Net cash used in investing activities       (8,004)    (12,595)
                                             -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on mortgages               (2,433)    (47,532)
Proceeds received on mortgage notes            5,377      60,500
Reduction in debt service escrow               2,014          --
Payment of deferred financing costs             (335)       (538)
Dividends paid                                (6,151)     (6,146)
Distributions to Principal Shareholder        (1,212)     (1,229)
                                             -------      ------

  Net cash (used in) provided by
   financing activities                       (2,740)       5,055
                                             -------      -------


(DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                            (2,336)         397
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD 3,068        3,021
                                             -------      -------

CASH AND CASH EQUIVALENTS, END OF PERIOD     $   732      $ 3,418
                                             =======      =======
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for interest, net
  of $449 and $618, respectively             $ 5,867      $ 4,866
                                             =======      =======

The following is a summary of the resolution of certain transactions with the Principal Shareholder (Note 4):

Reduction in contingent liability due to
 Principal Shareholder                                   $(6,156)
Establishment of note payable to Principal
 Shareholder                                               3,174
                                                          ------
Net reduction in cost of acquired property               $(2,982)
                                                         =======







    See accompanying notes to consolidated financial statements

                        MARK CENTERS TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (unaudited)
1.  BASIS OF PRESENTATION
The consolidated financial statements include the consolidated accounts of Mark Centers Trust (the "Company") and its majority owned partnerships, including Mark Centers Limited Partnership (the "Operating Partnership"), and have been prepared in accordance with generally accepted accounting principles for interim financial information and with instruction to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information furnished in the accompanying consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the aforementioned consolidated financial statements for the interim periods. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 1996.

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

3. SHAREHOLDERS' EQUITY AND MINORITY INTEREST
The following table summarizes the change in the shareholders' equity and minority interest since December 31, 1995:
                                             (in thousands)

                                         Shareholders' Minority
                                             Equity    Interest

Balance at December 31, 1995                $69,779    $13,228
Income for the period January 1 through
  June 30,                                      130         74
Vesting of restricted shares                     56         --
Distributions to Principal Shareholder           --     (1,212)
Dividends paid, $.36 per share               (6,151)        --
                                            -------    -------
Balance at June 30, 1996                    $63,814    $12,090
                                            =======    =======

                          MARK CENTERS TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (unaudited)

4.  RELATED PARTY TRANSACTIONS
As of June 30, 1996 amounts due from related parties consisted of the following (in thousands):

Accrued management fees due from Principal
Shareholder for certain operating properties
owned by the Principal Shareholder                    $  28

Accrued ground rent due from Blackman Plaza
Partners (a limited partnership in which the
Principal Shareholder is a 1% general partner)          261
                                                       ----
                                                       $289
                                                       ====
Concurrent with the Offering, the Company obtained acquisition options to acquire six properties that were under development ("Development Properties") by the Principal Shareholder ("Acquisition Options"). Upon exercising an option, the Company immediately obtained title, completed all development and, depending on the Company's return on its investment, was to pay the Principal Shareholder all or a portion of an amount (the "Contingent Payment Amount") equal to (i) land acquisition costs,
(ii) third party development costs, (iii) allocated overhead expenses and (iv) leasing commissions for all tenant leases signed prior to the Offering, and also was to pay an incentive payment equal to 5% of construction costs (excluding engineering, architectural and other "soft" costs). The Contingent Payment Amount was to be reduced proportionately to the extent that, within two years after completion of construction, the annualized net operating income derived from operation of the properties as to which options had been exercised did not generate a return on the Company's investment of at least 13.5%, giving effect to the payment of the Contingent Payment Amount.

In February 1996, the Board of Trustees of the Company and the Principal Shareholder agreed to terminate all outstanding Acquisition Options (other than the Acquisition Option pertaining to the New Castle property which had been terminated in May
1995), execute a new agreement as to the Development Property for which the Acquisition Option had been previously exercised and construction suspended, and review the purchase price for the properties for which Acquisition Options had been previously exercised and construction completed.

                           MARK CENTERS TRUST
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (unaudited)

4.  RELATED PARTY TRANSACTIONS, continued
The Principal Shareholder's and Board's decision was intended to eliminate the appearance of potential conflicts of interest arising between the Principal Shareholder and the Company in the context of the Acquisition Options, and to eliminate potential disputes arising from the complex manner in which the reimbursement to the Principal Shareholder for the Development Properties was calculated.

As a result of this decision, the Company and the Principal
Shareholder have executed agreements for the following:

The Principal Shareholder has repurchased the Columbia Towne
Centre, located in Hudson, New York, from the Company for a purchase price of $3,065,073.

The Company has purchased the Union Plaza, located in New Castle, Pennsylvania, from the Principal Shareholder for a purchase price of $4,500,000. This represents the amount the Principal Shareholder had invested in the property, which was less than the value of the property as determined by an independent appraiser.

The Company has completed its review of any payments due the Principal Shareholder for the acquisition of the Route 6 Mall (located in Honesdale, Pennsylvania) and the Bradford Towne Centre (located in Towanda, Pennsylvania) which are completed and currently operating, and the conveyance of approximately two acres of land by the Principal Shareholder which became part of the Route 6 Mall. As a result, the Company and Principal Shareholder terminated the Acquisition Options for these Development Properties and agreed to pay the Principal Shareholder $1,600,000.

As a result of these transactions and to reflect the net result of the purchase and sales price for these properties, the Company has issued a note payable to the Principal Shareholder for the principal sum of $3,030,427. The note, which bears interest at a rate equal to that charged by Fleet Bank, N.A. on the Company's revolving line of credit facility, is payable in full the earlier of (i) two years following the date the Union Plaza is completed or (ii) on June 12, 1999. Since the payment to the Principal Shareholder reflects in part land acquisition costs associated

                           MARK CENTERS TRUST
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (unaudited)

4.  RELATED PARTY TRANSACTIONS, continued
with the property, the Company has agreed with the Principal Shareholder to prepay the principal sum with any construction loan proceeds specifically allocable from land acquisition. The committed financing with First Western Bank, N.A. (see "Liquidity and Capital Resources") will not provide any proceeds allocable to land acquisition.

As of June 1996, The Company and Principal Shareholder had terminated the two remaining unexercised Acquisition Options for the Dallas, Pennsylvania and Gettysburg, Pennsylvania properties.
Furthermore, as of June 1996, the Company and Principal
Shareholder had terminated all remaining management agreements for properties in which the Principal Shareholder holds an interest.

5.   LINE OF CREDIT
On June 14, 1996, the Company amended its line of credit facility with Firstrust Bank by increasing the principal amount from $6.0 to $7.5 million, extending the maturity date to June 30, 1997, modifying the interest rate to the higher of 8.75% or Firstrust Bank's commercial reference rate plus 1/2% and requiring monthly principal payments of $50,000 commencing January 1, 1997. A mortgage on Troy Plaza has been added to the existing mortgages on three properties as additional security for the facility.

6.  PER SHARE DATA
Primary earnings per share are computed based on 8,561,294 and 8,569,143 shares outstanding, which represent the weighted average number of shares outstanding (including restricted shares) during the six month periods ended June 30 1996 and 1995, respectively. Fully diluted earnings per share is based on an increased number of shares that would be outstanding assuming the exercise of share options at the market price at the end of the period. Since fully diluted earnings per share is not materially dilutive or is anti-dilutive, such amounts are not presented.

7. SUBSEQUENT EVENTS
On July 12, 1996, the Company obtained a $2,000,000 mortgage loan from the First Federal Savings Bank of New Smyrna. The note, which is secured by a mortgage on the New Smyrna Beach Shopping Center, requires monthly payments of interest at 9.25% and principal amortized over a fifteen year period and matures on July 12, 2001.

On August 12, 1996, the Board of Trustees of the Company approved and declared a quarterly dividend for the quarter ended June 30, 1996 of $0.36 per common share. The dividend is to be paid on October 11, 1996 to the shareholders of record as of August 26, 1996.

                           MARK CENTERS TRUST
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (unaudited)

7.   SUBSEQUENT EVENT, continued
On August 12, 1996, the Company signed a commitment letter with Morgan Stanley Mortgage Capital, Inc. for a mortgage loan in the maximum amount of $49,500,000. The facility, which will be secured by a first mortgage on 18 of the Company's properties, will bear interest equal to the 10-year United States Treasury rate as of the loan closing date plus 225 basis points. The loan will require monthly payments of interest and principal amortized over a 25 year period with a maturity of 10 years. Approximately $36.5 million of the proceeds will be used to retire existing debt, and $5.5 million of the proceeds will satisfy all costs and related escrows. The remaining proceeds will be available for working capital. The Company will be subject to certain affirmative and negative covenants, including the maintenance of a debt service coverage ratio. Funding is subject to execution of definitive documentation.

On August 12, 1996, the Company signed a commitment letter with First Western Bank, N.A. (the "Lender") for a construction loan (the "Loan") in the maximum amount of $12.0 million for construction of the Union Plaza in New Castle, Pennsylvania. Of the loan amount, $3.0 million will be available based on leases currently in place with an additional $2.0 million to be made available contingent on certain additional leases being executed. The remaining $7.0 million will be made available upon the Company issuing an irrevocable letter of credit for $7.0 million. During the construction period the Loan will require monthly payments of interest at the Lender's prime rate plus 1%. Following the construction period, the Loan will provide for an option to convert from a variable rate of interest to a fixed rate and in addition will require the monthly payment of principal amortized over a 15 year period. The Loan will mature on March 1, 2013, and is to be secured by a mortgage on the Union Plaza. The Company will be subject to certain affirmative and negative covenants, including the maintenance of a debt service coverage ratio.
Funding is subject to execution of definitive documentation.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

The following discussion is based on the consolidated financial statements of Mark Centers Trust (the "Company") as of June 30,
1996 and 1995 and for the three and six months then ended.

This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto. These financial statements include all adjustments which, in the opinion of management, are necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996.

RESULTS OF OPERATIONS
Comparison of Three Months Ended June 30, 1996 to Three Months
Ended June 30, 1995

Total revenue increased approximately $88,000 or 1%, to $10.7 million for the quarter ended June 30, 1996 compared to $10.6 million for the quarter ended June 30, 1995. Increases in minimum rent, percentage rent and tenant recoveries related to expansion, acquisition and development activities totalled approximately $472,000. This increase was offset by a decrease in minimum rents at comparable centers during the two periods due to the loss of rents arising from certain tenant bankruptcies which occurred after June 30, 1995 and a decrease in percentage rent due to timing differences affecting the period that tenant sales figures were received and percentage rent recognized in 1996 compared to 1995.

Operating expenses increased approximately $714,000, or 10%, to $7.6 million during the quarter ended June 30, 1996 compared to $6.9 million for the quarter ended June 30, 1995. Increases in property operating expenses of approximately $54,000 and real estate taxes of approximately $111,000 were attributable to expansion, acquisition and development activities following the quarter ended June 30, 1995. The remaining increase in property operating expenses of approximately $145,000, which occurred at comparable centers, was primarily a result of an increase in bad debt expense due to certain tenant bankruptcies and continued weakness among certain local and regional tenants and increased maintenance expenses. The increase in depreciation and amortization of approximately $337,000 was primarily due to additional depreciation expense related to retenanting, expansion, acquisition and development activities.

Net interest and related financing expenses increased approximately $476,000 for the quarter ended June 30, 1996 compared to the quarter ended June 30, 1995. This increase was attributable to higher average outstanding borrowings related to retenanting, acquisition, expansion and development activities.

As a result of the aforementioned changes in revenues and expenses, income before minority interest for the quarter ended
June 30, 1996 decreased approximately $1.2 million to $18,000 from $1.2 million for the quarter ended June 30, 1995.


Comparison of Six Months Ended June 30, 1996 to Six Months Ended
June 30, 1995

Total revenue increased approximately $907,000, or 4%, to $22.0 million for the six months ended June 30, 1996 compared to $21.0 million for the six months ended June 30, 1995. Increases in minimum rent, percentage rent and tenant recoveries as a result of expansion, acquisition and development activities since June 30, 1995 totalled approximately $1.3 million. Recovery of increased snow removal expenses from tenants at comparable centers also contributed to the increase in expense reimbursements for the six months ended June 30, 1996. These increases were offset by a decrease in minimum rents at comparable centers during the two periods due to the loss of rents arising from certain tenant bankruptcies which occurred after June 30, 1995 and a decrease in percentage rent due to timing differences affecting the period that tenant sales figures were received and percentage rent recognized in 1996 compared to 1995.

Operating expenses increased approximately $1.9 million, or 14%, to $15.7 million for the six months ended June 30, 1996 compared to $13.8 million for the six months ended June 30, 1995. Increases in property operating expenses and real estate taxes related to expansion, acquisition and development activities following June 30, 1995 were approximately $155,000 and $235,000, respectively. The increase in property operating expenses at comparable centers was primarily attributable to increased costs related to snow removal totalling $469,000 incurred due to the extremely harsh winter experienced in the Northeast, an increase in bad debt expense due to certain tenant bankruptcies and continued weakness among certain local and regional tenants, increased maintenance, and legal expenses related to certain litigation. The increase in depreciation and amortization of approximately $686,000 was primarily due to additional depreciation expense related to retenanting, expansion, acquisition and development activities.

Net interest and related financing expenses increased approximately $1.1 million for the six months ended June 30, 1996 compared to the six months ended June 30, 1995. This increase was attributable to higher average outstanding borrowings related to retenanting, acquisition, expansion and development activities.

As a result of the aforementioned changes in revenues and expenses, income before minority interest for the six months ended June 30, 1996 decreased $2.2 million to $204,000 from $2.4 million for the six months ended June 30, 1995.


Funds from Operations

The Company, consistent with other REITs, considers funds from operations ("FFO") an important supplemental measure of operating performance. NAREIT defines FFO as net income (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Effective for 1996, NAREIT has established new guidelines clarifying its definition of FFO wherein the depreciation of non real estate assets and amortization of deferred financing fees should not be excluded in computing FFO. FFO does not represent cash generated from operations as defined by generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs. It should not be considered as an alternative to net income for the purpose of evaluating the Company's performance or to cash flows as a measure of liquidity. The following table sets forth the Company's calculation of FFO in accordance with the new NAREIT guidelines ("Adjusted funds from operations").

                          FUNDS FROM OPERATIONS
                       FOR THE THREE AND SIX MONTHS
                       ENDED JUNE 30, 1996 AND 1995
                 (in thousands, except per share amounts)


                              Three months ended    Six months ended
                               6/30/96   6/30/95    6/30/96  6/30/95
Revenue
Minimum rents (a)               $8,168    $8,106   $16,574   $15,901
Percentage rents                   614       808     1,216     1,577
Additional rents-
 expense reimbursements          1,607     1,384     3,551     2,924
Other                              239       242       462       501
                                ------   -------   -------   -------
 Total revenue                  10,628    10,540    21,803    20,903
                               -------   -------   -------   -------
Expenses
Property operating (b)           2,222     1,972     4,963     4,164
Real estate taxes                1,368     1,176     2,666     2,295
General and administrative         710       726     1,461     1,400
                               -------   -------   -------   -------
 Total operating expenses        4,300     3,874     9,090     7,859
                               -------   -------   -------   -------
Operating income                 6,328     6,666    12,713    13,044
Interest and financing
 expense                         3,076     2,600     6,050     4,954
                               -------   -------   -------   -------
Funds from operations (c)        3,252     4,066     6,663     8,090
Amortization of deferred
 financing costs                  (235)     (186)     (469)     (475)
Depreciation of non real           (54)      (53)     (111)     (105)
 estate assets                 -------   -------   -------   -------
Adjusted funds from
 operations (d)                $ 2,963   $ 3,827   $ 6,083   $ 7,510
                               =======   =======   =======   =======
Funds from operations          $   .32   $   .40   $   .66   $   .80
 per share(c)(e)               =======   =======   =======   =======
Adjusted funds from operations
 per share (d)(e)              $   .29   $   .38   $   .60   $   .74
                               =======   =======   =======   =======

    Reconciliation of Adjusted Funds from Operations to Net Income determined in accordance with Generally Accepted Accounting
                           Principles (GAAP)
Adjusted funds from
 operations above                2,963     3,827     6,083    $7,510
Depreciation and
 amortization of
 leasing costs                  (2,980)   (2,693)   (5,891)   (5,205)
Straight-line rents and
 related write-offs net             42        13        34        52
Minority interest                  (22)     (227)      (74)     (443)
Gain on sale of land                --        94        --        94
Other non-cash adjustments          (7)      (27)      (22)      (36)
                               -------   -------   -------   -------
 Net income                    $    (4)   $  987   $   130    $1,972
                               =======   =======   =======   =======
Net income per share (f)       $   .00    $  .12   $   .02    $  .23
                               =======   =======   =======   =======

(a)  Excludes income from straight-lining of rents.
(b) Represents all expenses other than depreciation, amortization, write-off of unbilled rent receivables recognized on a straight-line basis and the non-cash charge for compensation expense related to the Company's restricted share plan.
(c) Funds from operations as defined by NAREIT prior to the 1995 White Paper on Funds from Operations is net income (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.
(d) Commencing in 1996, the Company has adopted the new NAREIT definition of Funds from Operations which does not add back amortization of deferred financing costs and depreciation of non real estate assets.
(e) Assumes full conversion of 1,623,000 and 1,621,000 Operating Partnership Units into common shares of the Company for the quarters ended June 30, 1996 and 1995, respectively, for a total of 10,171,817 and 10,164,452 shares, respectively.
(f) Net income per share is computed based on the weighted average number of shares outstanding for the six months ended June 30, 1996 and 1995 of 8,561,294 and 8,569,143, respectively.

LIQUIDITY AND CAPITAL RESOURCES
At June 30, 1996, the Company had $18.3 million outstanding on its Fleet Bank line of credit. The terms of the facility include interest at Fleet's Prime rate plus 1/4% or LIBOR plus 200 basis points, a May 31, 1997 maturity date, and certain affirmative and negative covenants. The facility is secured by mortgages on six of the Company's properties. The maximum loan amount has been reduced from $25 million to $20 million with the additional $1.7 million currently unavailable as it is subject to certain occupancy requirements at Ledgewood Mall.

At June 30, 1996, the Company had $20.4 million outstanding on a $22.5 million revolving credit facility from Mellon Bank, N.A. which is secured by mortgages on six of the Company's properties. The additional $2.1 million under this line of credit for property acquisitions, development, improvements and general working capital is not currently available because it is subject to certain collateral base borrowing restrictions. Advances under the facility bear interest at a floating rate equal to the prime rate plus 1/2% or LIBOR plus 200 basis points. The facility matures October 6, 1996.

On June 14, 1996, the Company modified its line of credit facility with Firstrust Bank by increasing the principal amount from $6.0 to $7.5 million, extending the maturity date to June 30, 1997, modifying the interest rate to the higher of 8.75% or Firstrust Bank's commercial reference rate plus 1/2% and requiring monthly principal payments of $50,000 commencing January 1, 1997. A mortgage on Troy Plaza has been added to the existing mortgages on three properties as additional security for the facility. As of June 30, 1996 $7.5 million is outstanding under this facility.

At June 30, 1996, the Company had $3.3 million outstanding on a construction loan from Mellon Bank, N.A. which is secured by one of the Company's properties. The $4.7 million facility bears interest equal to the bank's prime rate plus 1/2% or LIBOR plus 225 basis points and matures May 15, 1997.

The Company has additional mortgage indebtedness of $105.3 million outstanding which bear fixed rates of interest ranging from 7.7% to 9.11% and have maturities ranging from September 9, 1999 to June 1, 2008.

At June 30, 1996, the Company's capitalization consisted of $154.8 million of debt and $105.5 million of market equity (using a June 30, 1996 market price of $10.375 per share). The Company's interest coverage ratio was 2.1 to 1. Of the total outstanding debt, $105.3 million, or 68%, is carried at a fixed rate and the remaining $49.5 million, or 32%, is carried at variable rates.

The Company currently estimates that capital outlays for tenant improvements, related renovations and other property improvements will require $800,000 during the remainder of 1996.
Additionally, capital outlays for ongoing property development in New Castle, Pennsylvania will be $10.3 million. Of these capital outlays, $5.5 million has been recorded and is reflected in accounts payable and accrued expense balances at June 30, 1996.

The Company has experienced a short-term cash shortfall which is likely to continue as a result of the delay in obtaining construction financing for the Union Plaza in New Castle, Pennsylvania, and the Company's decision to continue to fund the development of the project with cash from operations ($4.5 million has been paid through June 30,1996)in order to take advantage of certain construction cost economies and to meet certain tenant deadlines.

In addition, short term cash availability has been negatively impacted as a result of the $2.5 million purchase of the Jamesway lease at Ledgewood Mall to make space available for a large national discount department store for which a lease has been signed for 120,000 square feet (70,000 square feet was the space formerly occupied by Jamesway and 50,000 square feet is vacant contiguous space) at existing market rates which are substantially higher than the $1.90 per square foot paid by Jamesway. Cash flow has been further constrained by the unanticipated requirement for the repayment of $1.8 million of debt caused by the Rich's bankruptcy in Auburn, Maine, and certain other tenant bankruptcies which occurred in late 1995 and early 1996.
                                17

In response to these 1996 capital requirements, the Company signed a commitment letter with Morgan Stanley Mortgage Capital, Inc. on August 12, 1996 for a mortgage loan in the maximum amount of $49,500,000. The facility, which will be secured by a first mortgage on 18 of the Company's properties (15 of which are currently encumbered), will bear interest equal to the 10-year United States Treasury rate as of the loan closing date plus 225 basis points. The loan will require monthly payments of interest and principal amortized over a 25 year period with a maturity of 10 years. Approximately $36.5 of the proceeds will be used to retire existing debt, and $5.5 million of the proceeds will satisfy all costs and related escrows. The remaining proceeds will then be available for working capital. The Company will be subject to certain affirmative and negative covenants, including the maintenance of a debt service coverage ratio. This financing is subject to execution of definitive documentation.

The Company has also signed a commitment letter on August 12, 1996 with First Western Bank, N.A. (the "Lender") for a construction loan (the "Loan") in the maximum amount of $12.0 million for construction of the Union Plaza in New Castle, Pennsylvania. Of the loan amount, $3.0 million will be initially available based on leases currently in place with an additional $2.0 million to be made available contingent on certain additional leases being executed. The remaining $7.0 million will be made available upon the Company issuing an irrevocable letter of credit for $7.0 million. During the construction period the Loan will require monthly payments of interest at the Lender's prime rate plus 1%. Following the construction period, the Loan will provide for an option to convert from a variable rate of interest to a fixed rate and in addition will require the monthly payment of principal amortized over a 15 year period. The Loan will mature on March 1, 2013, and is to be secured by a mortgage on the Union Plaza. The Company will be subject to certain affirmative and negative covenants, including the maintenance of a debt service coverage ratio. This financing is subject to execution of definitive documentation.

The Company anticipates that the financings contemplated by these commitments will substantially alleviate the Company's current short-term cash shortfall. Nonetheless, the cash shortfall is likely to continue.

In addition, on July 12, 1996, the Company obtained a $2,000,000 mortgage loan from the First Federal Savings Bank of New Smyrna. The note, which is secured by a mortgage on the New Smyrna Beach Shopping Center, requires monthly payments of interest at 9.25% and principal amortized over a fifteen year period and matures on July 12, 2001.

The Company's current outstanding indebtedness and committed financings encumbers 36 of its 39 properties. The three remaining properties, with the exception of one property which the Company owns as ground lessor under a long-term ground lease, remain unencumbered, and therefore are available to secure potential future borrowings. Pursuant to covenants under the lines of credit with Fleet Bank and Mellon Bank, approval is needed from these lenders prior to the Company encumbering any additional properties.

HISTORICAL CASH FLOW
Historically, the principal sources for funding operations, renovations, expansion, development and acquisitions have been funds from operations and construction and permanent secured debt financings, as well as short term construction and line of credit borrowing from various lenders.

The following discussion of historical cash flow compares the Company's cash flow for the six months ended June 30, 1996 with the Company's cash flow for the six months ended June 30, 1995.

Net cash provided by operating activities increased from $7.9 million for the six months ended June 30, 1995 to $8.4 million for the six months ended June 30, 1996. This increase was primarily attributable to increased cash flow from accounts payable and tenant security and other deposits, offset by decreased cash flow from rents receivable and income before depreciation and amortization.

Investing activities used $8.0 million during the six months ended June 30, 1996, a $4.5 million decrease in cash used from the same period in 1995 due to decreased expenditures for real estate and improvements offset by an increase in deferred leasing charges due to the buyout of the Jamesway lease in 1996.
Net cash used in financing activities was $2.7 million for the six months ended June 30, 1996 representing a $7.8 million decrease from net cash provided by financing activities of $5.1 million for the six months ended June 30, 1995. This decrease is primarily attributable to a decrease in net proceeds received on mortgage notes.

INFLATION
The Company's long-term leases contain provisions designed to mitigate the adverse impact of inflation on the Company's net income. Such provisions include clauses enabling the Company to receive percentage rents based on tenants' gross sales, which generally increase as prices rise, and/or, in certain cases, escalation clauses, which generally increase rental rates during the terms of the leases. Such escalation clauses are often related to increases in the consumer price index or similar inflation indexes.

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

PART II.  OTHER INFORMATION

Items 1-5

          None


Item 6.   Exhibits and Reports on Form 8-K

    (a)   Exhibits

10.5(e) Termination of Option Agreements between the Company and the Principal Shareholder to acquire certain properties

10.5(f) Option Agreement between the Company and the Principal Shareholder allowing the
          Company to acquire a certain property from the Principal Shareholder

10.5(g)   First Amendment to Agreement of Sale and
          Purchase (Hudson, New York) between the
          Company and Marvin L. Slomowitz

10.13(b)  Termination of Management Agreements

10.20(b)  Amendment to Mortgage and Assignments of
          Rents and Leases between the Company and Firstrust Bank

10.21(a) Promissory Note Agreement between the Company and First Federal Savings Bank of New Smyrna

10.21(b) Mortgage Deed and Security Agreement between the Company and First Federal Savings Bank of New Smyrna


     (b)  Reports on Form 8-K


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

                                   MARK CENTERS TRUST


 By:                               /s/ Marvin L. Slomowitz
                                   Marvin L. Slomowitz
                                   Chief Executive Officer and
                                   Trustee (Principal Executive
                                   Officer)


                                   /s/ Joshua Kane
                                   Joshua Kane
                                   Senior Vice President
                                   Chief Financial Officer and
                                   Treasurer (Principal Financial
                                   and Accounting Officer)


Date: August 14, 1996

                     INDEX OF EXHIBITS                    PAGE



10.5(e) Termination of Option Agreements between the Company and the Principal Shareholder to acquire certain properties

10.5(f) Option Agreement between the Company and the Principal Shareholder allowing the
         Company to acquire a certain property from the Principal Shareholder

10.5(g)  First Amendment to Agreement of Sale and
         Purchase (Hudson, New York) between the
         Company and Marvin L. Slomowitz

10.13(b) Termination of Management Agreements

10.20(b) Amendment to Mortgage and Assignments of
         Rents and Leases between the Company and Firstrust Bank

10.21(a) Promissory Note Agreement between the Company and First Federal Savings Bank of New Smyrna

10.21(b) Mortgage Deed and Security Agreement between the Company and First Federal Savings Bank of New Smyrna