Form 10-Q
period 1996-09-30
MARK CENTERS TRUST
filed 1996-11-14
CIK 899629

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                         FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 1996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         Yes X          No

          As of November 11, 1996, there were 8,548,817 common shares of beneficial interest, par value $.001 per share, outstanding.


                         MARK CENTERS TRUST
                              FORM 10-Q


                              INDEX


Part I: Financial Information                             Page

Item 1. Financial Statements (Unaudited)

        Consolidated balance sheets as of
        September 30, 1996 and
        as of December 31, 1995                             1

        Consolidated statements of operations for
        the three and nine months ended
        September 30, 1996 and 1995                         2

        Consolidated statements of cash flows for
        the nine months ended September 30, 1996
        and 1995                                            3

        Notes to consolidated financial statements          5

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations       10

Part II: Other Information

        Signatures                                          21

















Part I.  Financial Information
Item 1.  Financial Statements

                         MARK CENTERS TRUST
                    CONSOLIDATED BALANCE SHEETS
                          (in thousands)
                                     September 30,   December 31,
                                          1996           1995
        ASSETS                                       (audited)
Rental property - at cost:
  Land                                 $ 30,179     $ 25,270
  Buildings and improvements            258,839      258,827
  Construction-in-progress               15,776        7,060
                                       --------     --------
                                        304,794      291,157
  Less accumulated depreciation          69,608       61,269
                                       --------     --------
     Total rental property              235,186      229,888
  Cash and cash equivalents               1,349        3,068
  Rents receivable - less allowance
     for doubtful accounts of $469 and
     $509, respectively                   4,811        5,200
  Prepaid expenses                        1,319        1,352
  Due from related parties                  211          384
  Furniture, fixtures and equipment,
     net                                    618          796
  Deferred charges                        7,853        4,905
  Tenant security and other deposits      1,150        3,922
                                       --------     --------
                                       $252,497     $249,515
                                       ========     ========
     LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Mortgage notes payable               $114,538     $107,975
  Lines of credit                        46,127       43,853
  Accounts payable and accrued expenses  14,839        7,058
  Accrued contingent payable to
     Principal Shareholder                   --        6,156
  Note payable to Principal Shareholder   3,182           --
  Rents received in advance and tenant
     security deposits                    1,790        1,466
                                       --------     --------
     Total Liabilities                  180,476      166,508
                                       --------     --------
Minority interest                        11,462       13,228
                                       --------     --------


Shareholders' equity:
  Common shares, $.001 par value,
  authorized 50,000,000 shares, issued
  and outstanding 8,548,817 shares            9            9
Additional paid-in capital               60,550       69,770
Retained earnings                            --           --
                                       --------     --------
  Total Shareholders' Equity             60,559       69,779
                                       --------     --------
                                       $252,497     $249,515
                                       ========     ========
See accompanying notes to consolidated financial statements


                                      1

                              MARK CENTERS TRUST
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE AND NINE MONTHS
                       ENDED SEPTEMBER 30, 1996 AND 1995
                   (in thousands except for per share data)

                            Three months ended  Nine months ended
                            9/30/96   9/30/95    9/30/96  9/30/95

Revenue:
Minimum rents            $ 8,388      $ 8,342   $25,113  $24,386
Percentage rents             581          829     1,797    2,407
Additional rents-
 expense reimbursements    1,443        1,570     4,994    4,493
Other                         85          183       547      685
                         -------      -------   -------  -------
 Total revenue            10,497       10,924    32,451   31,971
                         -------      -------   -------  -------
Expenses:
 Property operating        2,273        1,968     7,366    6,248
 Real estate taxes         1,282        1,286     3,948    3,581
 Depreciation and
  amortization             3,487        3,010     9,957    8,795
 General and
  administrative expenses    642          658     2,114    2,070
                         -------      -------   -------  -------
  Total operating expenses 7,684        6,922    23,385   20,694
                         -------      -------   -------  -------
 Operating income          2,813        4,002     9,066   11,277
 Gain on sale of land         21           --        21       94
 Interest and financing
  expenses                (3,017)      (2,805)   (9,067)  (7,759)
                         -------      -------   -------  -------
 (Loss)income before
  minority interest         (183)       1,197        20    3,612
 Minority interest             4         (209)      (69)    (652)
                         -------      -------   -------  -------
  Net (loss) income      $  (179)     $   988   $   (49) $ 2,960
                         =======      =======   =======  =======
  Net (loss)income per
    common share         $  (.02)     $   .12   $  (.01) $   .35
                         =======      =======   =======  =======




   See accompanying notes to consolidated financial statements


                                2

                           MARK CENTERS TRUST
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30,1996 AND 1995
                            (in thousands)
                                              Sept 30,   Sept 30,
                                                1996       1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                            $   (49)     $2,960
Adjustments to reconcile net income to
  net cash provided by operating activities:
Depreciation and amortization                  9,957       8,795
Minority interest                                 69         652
Provision for bad debts                          782         435
Gain on sale of land                             (21)        (94)
Other                                             56          94
                                             -------     -------
                                              10,794      12,842
Changes in assets and liabilities:
Rents receivable                                (392)     (1,083)
Prepaid expenses                                  33      (1,145)
Due from related parties                         173         470
Tenant security and other deposits               758          13
Accounts payable and accrued expenses          4,378       1,111
Rents received in advance and tenant
  security deposits                              322        (128)
                                             -------     -------
Net cash provided by operating activities     16,066      12,080
                                             -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for real estate and improvements(16,905)    (14,544)
Increase (decrease)in accounts payable
  related to construction in progress          3,410      (1,302)
Payment to Principal Shareholder for
  acquisition of land                             --      (1,500)
Net proceeds from sale of land                    22         104
Deferred leasing and other charges            (3,097)     (1,415)
Expenditures for furniture, fixtures and
  equipment                                       --         (81)
                                             -------     -------
  Net cash used in investing activities      (16,570)    (18,738)
                                             -------     -------
                                   3


CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on mortgages               (2,751)    (49,259)
Proceeds received on mortgage notes           11,588      67,750
Reduction in debt service escrow               2,014          --
Payment of deferred financing costs           (1,004)       (584)
Dividends paid                                (9,227)     (9,221)
Distributions to Principal Shareholder        (1,835)     (1,847)
                                             -------      ------
  Net cash (used in) provided by
   financing activities                       (1,215)      6,839
                                             -------      ------
(DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                            (1,719)        181
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD 3,068       3,021
                                             -------     -------
CASH AND CASH EQUIVALENTS, END OF PERIOD     $ 1,349     $ 3,202
                                             =======     =======
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for interest, net
  of amounts capitalized of $819 and $755,
  respectively                               $ 8,939     $ 7,444
                                             =======     =======
Summary of the resolution of certain transactions with the
Principal Shareholder:
Reduction in contingent liability due to
 Principal Shareholder                       $(6,156)
Establishment of note payable to Principal
 Shareholder                                   3,174
                                              ------
Net reduction in cost of acquired property   $(2,982)
                                              ======
Acquisition of the Plaza 15 Shopping Center:
Assumption of mortgage                                  $(1,219)
Application of balance due Company
 under the ground lease                                    (196)
Building and equipment                                    1,389
Operating Partnership Units issued                          (20)
                                                        -------
Cash received                                           $    46
                                                        =======

    See accompanying notes to consolidated financial statements

                        MARK CENTERS TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (unaudited)
1.  BASIS OF PRESENTATION
The consolidated financial statements include the consolidated accounts of Mark Centers Trust (the "Company") and its majority owned partnerships, including Mark Centers Limited Partnership (the "Operating Partnership"), and have been prepared in accordance with generally accepted accounting principles for interim financial information and with instruction to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information furnished in the accompanying consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the aforementioned consolidated financial statements for the interim periods. Operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996.

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

                          MARK CENTERS TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (unaudited)

The Company currently owns and operates forty properties consisting of thirty-five neighborhood and community shopping centers, three enclosed malls and two mixed use (retail/office) properties. All of the Company's assets are held by, and all of its operations are conducted through, the Operating Partnership. The Company will at all times be the sole general partner of, and owner of a 51% or greater interest in, the Operating Partnership. In excess of 99% of the minority interest in the Operating Partnership is owned by the Principal Shareholder who is the principal limited partner of the Operating Partnership.

3. SHAREHOLDERS' EQUITY AND MINORITY INTEREST
The following table summarizes the change in the shareholders' equity and minority interest since December 31, 1995:
                                             (in thousands)

                                         Shareholders' Minority
                                             Equity    Interest

Balance at December 31, 1995                $69,779    $13,228
Loss for the period January 1 through
  September 30, 1996                            (49)        69
Vesting of restricted shares                     56         --
Distributions to Principal Shareholder           --     (1,835)
Dividends paid, $.36 per share               (9,227)        --
                                            -------    -------
Balance at September 30, 1996               $60,559    $11,462
                                            =======    =======

                          MARK CENTERS TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (unaudited)

4.  RELATED PARTY TRANSACTIONS
As of September 30, 1996 amounts due to/from related parties consisted of the following (in thousands):

Accrued ground rent due from Blackman Plaza
Partners (a limited partnership in which the
Principal Shareholder is a 1% general partner)          $  261

Other amounts (net) due to Principal Shareholder           (50)
                                                        ------
Total due from related parties                          $  211
                                                        ======
Note payable to Principal Shareholder                   $3,182
                                                        ======
5.  CONSTRUCTION LOAN
On September 27, 1996 the Company completed a closing on a construction loan with First Western Bank, N.A. in the maximum amount of $12.0 million which is secured by a mortgage on the Union Plaza in New Castle, Pennsylvania. As of September 30, 1996, the Company had $4.0 million outstanding on this facility with an additional $1.0 million available upon the execution of certain additional leases. The remaining $7.0 million will be made available upon the Company issuing an irrevocable letter of credit for $7.0 million. During the construction period, the loan bears interest at the lender's prime rate plus 1%. Following the construction period, the Company has the option to convert the Loan from a variable rate of interest to a fixed rate, upon which principal will be amortized on a monthly basis over a 15 year period. The Loan matures on March 1, 2013. The Company is subject to certain affirmative and negative covenants.

6.  PER SHARE DATA
Primary earnings per share are computed based on 8,560,708 and 8,567,672 shares outstanding, which represent the weighted average number of shares outstanding (including restricted shares) during the nine month periods ended September 30, 1996 and 1995, respectively. Fully diluted earnings per share is based on an increased number of shares that would be outstanding assuming the exercise of share options at the market price at the end of the period. Since fully diluted earnings per share is not materially dilutive or is anti-dilutive, such amounts are not presented.

                       MARK CENTERS TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (unaudited)

7. SUBSEQUENT EVENTS
On October 4, 1996 , the Company closed on $45.9 million in fixed rate financing from Morgan Stanley Mortgage Capital, Inc. ("Morgan Stanley"). The loan, which matures in November 2021, is secured by mortgages on 17 of the Company's properties, bears interest at 8.84% and requires monthly payments of interest and principal amortized over 25 years. Approximately $33.6 million of the proceeds were used to retire existing debt, $1.4 million for financing costs, $6.3 million for escrows, and the remaining proceeds were used for working capital. The Company is subject to certain affirmative and negative covenants, including the maintenance of debt service coverage ratios.

As a result of the Morgan Stanley financing, the Company amended certain existing facilities. The Company used $8.1 million of the proceeds of the Morgan Stanley facility to partially repay its facility with Fleet Bank of Massachusetts, N.A. The Fleet Bank facility was then amended by reducing the maximum line of credit to $12,000,000, by releasing three properties formerly mortgaged as security and by modifying certain covenants. The Company currently has $10.2 million outstanding under the facility which is now secured by three properties and matures May 31, 1997. The remaining $1.8 million under the facility is currently unavailable as it is subject to certain occupancy requirements at the Ledgewood Mall.

Following the repayment of $16.6 million with proceeds from the Morgan Stanley financing, the Company's facility with Mellon Bank N.A. was amended by reducing the available line of credit to $3.8 million, releasing five properties formerly mortgaged as security, requiring the amortization of principal through the extended maturity date of April 2, 1998 and modifying certain covenants. The Company currently has $3.8 million outstanding under the facility which is now secured by one property.

Upon the repayment of $5.0 million, three properties formerly mortgaged as security for the Company's facility with Firstrust Bank were released and the maximum loan amount was reduced to $2.5 million. The Company currently has $2.5 million outstanding under the facility.

                          MARK CENTERS TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (unaudited)


7. SUBSEQUENT EVENTS, continued
In addition, three other mortgage notes payable with various lenders totalling $3.9 million were paid off in full with proceeds from the Morgan Stanley financing.

Upon conducting environmental site inspections in connection with obtaining the Morgan Stanley financing, certain environmental contamination was identified at two of the collateral properties: soil contamination at the Troy Plaza in Troy, New York and soil and ground water contamination at the Cloud Springs Plaza in Fort Oglethorpe, Georgia. In each case, the contamination was determined to have originated from dry cleaning operations by a former tenant, in the case of the contamination at Troy Plaza, and by a current tenant, in the case of Cloud Springs Plaza. The environmental consultants estimate that the total cost to remediate both sites will be approximately $300,000, for which the Company has recorded a liability as of September 30, 1996. Morgan Stanley has placed $3.1 million of loan proceeds in escrow which will be released, net of the estimated cleanup costs, pending the final determination of the costs of environmental remediation.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

The following discussion is based on the consolidated financial statements of Mark Centers Trust (the "Company") as of September
30, 1996 and 1995 and for the three and nine months then ended.

This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto. These financial statements include all adjustments which, in the opinion of management, are necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature. Operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996.

RESULTS OF OPERATIONS
Comparison of Three Months Ended September 30, 1996 to Three
Months Ended September 30, 1995

Total revenue decreased approximately $427,000 or 4%, to $10.5 million for the quarter ended September 30, 1996 compared to $10.9 million for the quarter ended September 30, 1995. Increases in minimum rents and tenant recoveries associated with development and acquisition activities totalled $177,000. This increase was offset by a decrease in minimum rents and tenant recoveries at comparable centers primarily due to certain tenant bankruptcies which occurred after September 30, 1995. A decrease of $248,000 was experienced in percentage rents primarily due to timing differences affecting the period that tenant sales figures were received and percentage rent recognized in 1995. Other income decreased approximately $98,000 primarily due to certain non-recurring development cost reimbursements received from the Principal Shareholder in 1995 and a decrease in management income for 1996 arising from the termination of management services at properties owned by the Principal Shareholder or his affiliates.

Total operating expenses increased approximately $762,000, or 11% to $7.7 million during the quarter ended September 30, 1996 compared to $6.9 million for the quarter ended September 30, 1995. Increases in depreciation and amortization of approximately $477,000 were primarily due to additional depreciation expense related to retenanting, expansion, acquisition and development activities. Additionally, a $300,000 liability was established as of September 30, 1996 for estimated costs associated with environmental remediation at two properties relating to contamination identified in connection with the October 1996 financing with Morgan Stanley.
                                  10

Management's Discussion and Analysis of Financial Condition and
Results of Operations, continued

Net interest and related financing expenses increased $212,000 for the quarter ended September 30, 1996 compared to the quarter ended September 30, 1995. This increase was attributable to higher average outstanding borrowings related to retenanting, acquisition, expansion and development activities.

As a result of the aforementioned changes in revenues and expenses, a loss before minority interest of $183,000 for the quarter ended September 30, 1996 represented a $1.4 million decrease from income before minority interest of $1.2 million for the quarter ended September 30, 1995.

Comparison of Nine Months Ended September 30, 1996 to Nine Months
Ended September 30, 1995

Total revenue increased $480,000, or 1.5%, to $32.5 million for the nine months ended September 30, 1996 compared to $32.0 million for the nine months ended September 30, 1995. Increases in minimum rent and tenant recoveries as a result of acquisition and development activities totalled approximately $1.2 million. Recovery of increased snow removal expenses from tenants at comparable centers further contributed to the increase in expense reimbursements. These were partially offset by a decrease in minimum rents and tenant recoveries at comparable centers primarily due to certain tenant bankruptcies which occurred after September 30, 1995. The decrease in percentage rent was primarily due to timing differences affecting the period that tenant sales figures were received and percentage rent recognized in 1995. The decrease in other income was primarily due to certain non-recurring development cost reimbursements received from the Principal Shareholder in 1995 and a decrease in management income in 1996 arising from the termination of management services at properties owned by the Principal Shareholder or his affiliates.

Total operating expenses increased $2.7 million, or 13%, to $23.4 million for the nine months ended September 30, 1996 compared to $20.7 million for the nine months ended September 30, 1995. Increases in property operating expenses and real estate taxes related to acquisition and development activities following September 30, 1995 were approximately $173,000 and $119,000, respectively. The increase in property operating expenses at comparable centers was primarily attributable to: (i) increased costs due to the extremely harsh winter experienced in the Northeast totalling $469,000; (ii) the establishment of a

                                11


Management's Discussion and Analysis of Financial Condition and
Results of Operations, continued

$300,000 liability for estimated environmental remediation costs to be incurred at two properties as previously discussed and 3) a $347,000 increase in bad debt expense due to certain tenant bankruptcies and continued weakness among certain local and regional tenants.

The increase in depreciation and amortization of approximately
$1.2 million was primarily due to additional depreciation expense related to retenanting, expansion, acquisition and development activities.

Net interest and related financing expenses increased $1.3 million for the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995. This increase was attributable to higher average outstanding borrowings related to retenanting, acquisition, expansion and development activities.

As a result of the aforementioned changes in revenues and expenses, net income before minority interest of $20,000 for the nine months ended September 30, 1996 represented a $3.6 million decrease from $3.6 million for the nine months ended September
30, 1995.

Funds from Operations
The Company, along with most industry analysts, consider funds from operations ("FFO") an appropriate supplemental measure of operating performance. However, FFO does not represent cash generated from operations as defined by generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs. It should not be considered as an alternative to net income for the purpose of evaluating the Company's performance or to cash flows as a measure of liquidity. Effective for 1996, NAREIT has established new guidelines clarifying its definition of FFO. The following table sets forth the Company's calculation of FFO in accordance with the new NAREIT guidelines ("Adjusted funds from operations").











                                12



                          FUNDS FROM OPERATIONS
                       FOR THE THREE AND NINE MONTHS
                    ENDED SEPTEMBER 30, 1996 AND 1995
                 (in thousands, except per share amounts)


                              Three months ended    Nine months ended
                               9/30/96   9/30/95    9/30/96  9/30/95
Revenue
Minimum rents (a)              $ 8,303   $ 8,267   $24,876   $24,167
Percentage rents                   581       829     1,797     2,407
Additional rents-
 expense reimbursements          1,443     1,570     4,994     4,493
Other                               85       183       547       685
                               -------   -------   -------   -------
 Total revenue                  10,412    10,849    32,214    31,752
                               -------   -------   -------   -------
Expenses
Property operating (b)           1,944     1,944     6,905     6,108
Real estate taxes                1,282     1,286     3,948     3,581
General and administrative         642       652     2,104     2,052
                               -------   -------   -------   -------
 Total operating expenses        3,868     3,882    12,957    11,741
                               -------   -------   -------   -------
Operating income                 6,544     6,967    19,257    20,011
Interest and financing
 expense                         3,017     2,805     9,067     7,759
                               -------   -------   -------   -------
Funds from operations (c)        3,527     4,162    10,190    12,252
Amortization of deferred
 financing costs                  (263)     (187)     (732)     (662)
Depreciation of non-real
 estate assets                     (52)      (53)     (163)     (157)
                               -------   -------   -------   -------
Adjusted funds from
 operations (d)                $ 3,212   $ 3,922   $ 9,295   $11,433
                               =======   =======   =======   =======
Funds from operations
 per share (c)(e)              $   .35   $   .41   $  1.00   $  1.21
                               =======   =======   =======   =======
 Adjusted funds from operations
 per share (d)(e)              $   .32   $   .39   $   .91   $  1.12
                               =======   =======   =======   =======







    Reconciliation of Adjusted Funds from Operations to Net Income determined in accordance with Generally Accepted Accounting
                           Principles (GAAP)
Adjusted funds from
 operations above                3,212      3,922    9,295    11,433
Depreciation and
 amortization of
 leasing costs                  (3,172)   (2,770)   (9,062)   (7,976)
Straight-line rents and
 related write-offs net             67        75       100       219
Reserve for environmental
 remediation                      (300)       --      (300)       --
Minority interest                    4      (209)      (69)     (652)
Gain on sale of land                21        --        21        94
Other non-cash adjustments         (11)      (30)      (34)     (158)
                               -------   -------   -------   -------
 Net (loss) income           $    (179)  $   988   $   (49)  $ 2,960
                               =======   =======   =======   =======
Net (loss)income per share(f)$    (.02)  $   .12   $  (.01)  $   .35
                               =======   =======   =======   =======

                                     13





















(a)  Excludes income from straight-lining of rents.
(b) Represents all expenses other than depreciation, amortization, write-off of unbilled rent receivables recognized on a straight-line basis and the non-cash charge for compensation expense related to the Company's restricted share plan. Additionally, accrued environmental remediation costs are excluded as they are significant non-recurring costs that distort the comparative measurement of performance between periods.
(c) Funds from operations as defined by NAREIT prior to the 1995 White Paper on Funds from Operations is net income (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.
(d) Commencing in 1996, the Company has adopted the new NAREIT definition of Funds from Operations which does not add back amortization of deferred financing costs and depreciation of non-real estate assets.
(e) Assumes full conversion of 1,623,000 and 1,621,000 Operating Partnership Units into common shares of the Company for the quarter ended September 30, 1996 and 1995, respectively for a total of 10,171,817 and 10,166,452 shares, respectively.
(f) Net income per share is computed based on the weighted average number of shares outstanding for the nine months ended September 30, 1996 and 1995 of 8,562,846 and 8,567,672, respectively.














                                   14
LIQUIDITY AND CAPITAL RESOURCES
On October 4, 1996, the Company closed on $45.9 million in fixed rate financing from Morgan Stanley Mortgage Capital, Inc.
("Morgan Stanley"). The loan, which matures in November 2021, is secured by mortgages on 17 of the Company's properties, bears interest at 8.84%, requires monthly payments of interest and principal amortized over 25 years and requires the Company to comply with certain affirmative and negative covenants.
Approximately $33.6 million of the proceeds were used to retire existing debt, $1.4 million for financing costs, $6.3 million for escrows, and the remaining proceeds were used for working capital.
Of these escrows $3.1 million is subject to release to the Company pending the determination of the costs of environmental remediation at two properties and $1.1 million on the renewal of certain leases, both of which are expected to occur before the end of the first quarter in 1997.

As a result of the Morgan Stanley financing, the Company amended certain existing facilities. The Company used $8.1 million of the proceeds of the Morgan Stanley facility to partially repay its facility with Fleet Bank of Massachusetts, N.A. The Fleet Bank facility was then amended by reducing the maximum line of credit to $12,000,000, by releasing three properties formerly mortgaged as security and by modifying certain covenants. The Company currently has $10.2 million outstanding under the facility which is now secured by three properties and matures May 31, 1997. The remaining $1.8 million under the facility is currently unavailable as it is subject to certain occupancy requirements at the Ledgewood Mall.

Following the repayment of $16.6 million with proceeds from the Morgan Stanley financing, the Company's facility with Mellon Bank N.A. was amended by reducing the available line of credit to $3.8 million, releasing five properties formerly mortgaged as security, requiring the amortization of principal through the extended maturity date of April 2, 1998 and modifying certain covenants. The Company currently has $3.8 million outstanding under the facility which is now secured by one property.




                             15

LIQUIDITY AND CAPITAL RESOURCES, continued
Upon the repayment of $5.0 million, three properties formerly mortgaged as security for the Company's facility with Firstrust Bank were released and the maximum loan amount was reduced to $2.5 million. The Company currently has $2.5 million outstanding under the facility.

In addition, three other mortgage notes payable with various lenders totalling $3.9 million were paid off in full with proceeds from the Morgan Stanley financing.

On September 27, 1996 the Company completed a closing on a construction loan with First Western Bank, N.A. in the maximum amount of $12.0 million which is secured by a mortgage on the Union Plaza in New Castle, Pennsylvania. As of September 30, 1996, the Company had $4.0 million outstanding on this facility with an additional $1.0 million available upon the execution of certain additional leases. The remaining $7.0 million will be made available upon the Company issuing an irrevocable letter of credit for $7.0 million. During the construction period, the loan bears interest at the lender's prime rate plus 1%. Following the construction period, the Company has the option to convert the Loan from a variable rate of interest to a fixed rate, upon which principal will be amortized on a monthly basis over a 15 year period. The Loan matures on March 1, 2013. The Company is subject to certain affirmative and negative covenants.

At September 30, 1996, the Company had $3.5 million outstanding on a construction loan from Mellon Bank, N.A. which is secured by one of the Company's properties. The $4.7 million facility bears interest equal to the bank's prime rate plus 1/2% or LIBOR plus 225 basis points and matures May 15, 1997.

The Company has additional mortgage indebtedness of $103.0
million outstanding at fixed rates of interest ranging from 7.7% to 9.11% and have maturities ranging from April 1, 2000 to December 1, 2008.




                                  16
LIQUIDITY AND CAPITAL RESOURCES, continued
The Company's capitalization as of November 11, 1996, consisted of $172.9 million of debt and $113.2 million of market equity (using a November 11, 1996 market price of $11.125 per share). The Company's interest coverage ratio was 2.1 to 1. Following the financing with Morgan Stanley Capital, Inc., $148.9 million, or 86%, of the Company's outstanding debt is carried at a fixed rate.

The Company currently estimates that capital outlays for tenant improvements, related renovations and other property improvements will require $2.4 million during the remainder of 1996. Additionally, capital outlays for ongoing property development in New Castle, Pennsylvania will be $5.3 million. Of these capital outlays, $6.7 million has been recorded and is reflected in accounts payable and accrued expense balances at September 30, 1996. While the Company continues to experience a cash shortfall relating to the development of its New Castle, Pennsylvania project, the added working capital realized from the Morgan Stanley financing in conjunction with funds from additional sources currently under review by the Company are expected to adequately fund the ongoing activities and obligations of the Company.

The Company's current outstanding indebtedness and committed financings encumbers 37 of its 40 properties. The three remaining properties, with the exception of one property which the Company owns as ground lessor under a long-term ground lease, remain unencumbered, and therefore are available to secure potential future borrowings.

ENVIRONMENTAL ISSUES
Upon conducting environmental site inspections in connection with obtaining the Morgan Stanley financing, certain environmental contamination was identified at two of the collateral properties: soil contamination at the Troy Plaza in Troy, New York and soil and ground water contamination at the Cloud Springs Plaza in Fort Oglethorpe, Georgia. In each case, the contamination was determined to have originated from dry cleaning operations by a former tenant, in the case of the contamination at Troy Plaza, and by a current tenant, in the case of Cloud Springs Plaza.

The environmental consultants estimate that the total cost to remediate both sites will be approximately $300,000 for which the Company has recorded a liability as of September 30, 1996. Morgan Stanley has placed $3.1 million of loan proceeds in escrow which will be released, net of the estimated cleanup costs, pending the final determination of the costs of environmental remediation.

HISTORICAL CASH FLOW
Historically, the principal sources for funding operations, renovations, expansion, development and acquisitions have been funds from operations, construction and permanent secured debt financings, as well as short term construction and line of credit borrowing from various lenders.

The following discussion of historical cash flow compares the Company's cash flow for the nine months ended September 30, 1996 with the Company's cash flow for the nine months ended September
30, 1995.

Net cash provided by operating activities increased from $12.1 million for the nine months ended September 30, 1995 to $16.1 million for the nine months ended September 30, 1996. This increase was primarily attributable to increased cash flow from accounts payable and prepaid expenses, offset by decreased cash flow from income before depreciation and amortization.

Investing activities used $16.6 million during the nine months ended September 30, 1996, a $2.2 million decrease in cash used from the same period in 1995. This was primarily due to decreased payments for real estate and improvements offset by an increase in deferred leasing charges paid as a result of retenanting activities.

Net cash used in financing activities was $1.2 million for the nine months ended September 30, 1996 representing a $8.0 million decrease from net cash provided by financing activities of $6.8 million for the nine months ended September 30, 1995. This decrease is primarily attributable to a decrease in net proceeds received on mortgage notes in 1996.

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

PART II.  OTHER INFORMATION

Items 1-5

          None


Item 6.   Exhibits and Reports on Form 8-K

    (a)   Exhibits

10.3(d)   Amendment Number Two To First Amended and Restated
          Assumption, Extension and Loan Agreement between the
          Company and Fleet National Bank

10.17(d) Third Amendment To Revolving Credit Loan Agreement between the Company and Mellon Bank, N.A.

10.21     Construction Loan Agreement between
          the Company and First Western Bank

10.21(a)  Mortgage Note between the Company
          and First Western Bank

10.22 Indenture of Mortgage, Deed of Trust, Security Agreement, Financing Statement, Fixture Filing and Assignment of Leases, Rents and Security Deposits between the Company and Morgan Stanley Mortgage Capital, Inc.

10.22(a)  Mortgage Note between the Company and
          Morgan Stanley Mortgage Capital, Inc.

27        Financial Data Schedule (EDGAR filing only)


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

                                   MARK CENTERS TRUST


 By:                               /s/ Marvin L. Slomowitz
                                   Marvin L. Slomowitz
                                   Chief Executive Officer and
                                   Trustee (Principal Executive
                                   Officer)


                                   /s/ Joshua Kane
                                   Joshua Kane
                                   Senior Vice President
                                   Chief Financial Officer and
                                   Treasurer (Principal Financial
                                   and Accounting Officer)


Date: November 14, 1996

                     INDEX OF EXHIBITS


10.3(d)  Amendment Number Two To First Amended and Restated
         Assumption, Extension and Loan Agreement between the
         Company and Fleet National Bank

10.17(d) Third Amendment To Revolving Credit Loan Agreement between the Company and Mellon Bank, N.A.

10.21    Construction Loan Agreement between
         the Company and First Western Bank

10.21(a) Mortgage Note between the Company and First Western Bank

10.22    Indenture of Mortgage, Deed of Trust, Security
         Agreement, Financing Statement, Fixture Filing and
         Assignment of Leases, Rents and Security Deposits between the Company and Morgan Stanley Mortgage
         Capital, Inc.

10.22(a) Mortgage Note between the Company and
         Morgan Stanley Mortgage Capital, Inc.

27       Financial Data Schedule (EDGAR filing only)