Form 10-K
period 1996-12-31
MARK CENTERS TRUST
filed 1997-03-31
CIK 899629

                     Securities and Exchange Commission
                          Washington, DC  20549
                               FORM 10-K
x    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934            [FEE REQUIRED]
          For the fiscal year ended December 31, 1996
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934         [NO FEE REQUIRED]
                 For the transition period from     to
                    Commission File Number 1-12002

                           MARK CENTERS TRUST
       (Exact name of registrant as specified in its charter)
     Maryland                           23-2715194
(State of incorporation) (I.R.S. employer identification no.)

600 Third Avenue, Kingston PA  18704         (717) 288-4581
(Address of principal executive offices)     (Registrant's
                                             telephone number)
   Securities registered pursuant to Section 12(b) of the Act:
     Common Shares of Beneficial Interest, $.001 par value
                            (Title of Class)
                         New York Stock Exchange
               (Name of exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                  YES    X              NO

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                  YES    X              NO

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $96,174,191 million based on the closing price on the New York Stock Exchange for such stock on March 24, 1997.

The number of shares of the Registrant's Common Shares of Beneficial Interest outstanding was 8,548,817 on March 24, 1997.

                    DOCUMENTS INCORPORATED BY REFERENCE
Part III - Definitive proxy statement for the Annual Meeting of
Shareholders presently scheduled to be held June 12, 1997, to be filed pursuant to Regulation 14A.

                         TABLE OF CONTENTS
                         Form 10-K Report

Item No.                                              Page
                              PART I
1.   Business                                              3

2.   Properties                                           10

3.   Legal Proceedings                                    19

4.   Submission of Matters to a Vote
     of Security Holders                                  20

                              PART II
5.   Market for the Registrant's Common Equity and
     Related Shareholder Matters                          20

6.   Selected Financial Data                              21

7.   Management's Discussion and Analysis of Financial
     Condition and Results of Operations                  24

8.   Financial Statements and Supplementary Data          33

9.   Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure                  33

                              PART III
10.  Directors and Executive Officers of the Registrant   33

11.  Executive Compensation                               33

12.  Security Ownership of Certain Beneficial Owners and
     Management                                           34

13.  Certain Relationships and Related Transactions       34

                              PART IV
14.  Exhibits, Financial Statements, Schedules and
     Reports on Form 8-K                                  34

                                PART I

Item 1.   Business

General
Mark Centers Trust (the "Company") was formed on March 4, 1993 as a Maryland Real Estate Investment Trust ("REIT") to continue the business of its predecessor company, Mark Development Group ("MDG" or the "Predecessor"). The Company is a fully integrated, self-managed and self-administered equity REIT which owns, acquires, develops and operates primarily neighborhood and community shopping centers in the eastern and southeastern United States. The Company currently owns and operates 39 properties totalling approximately 7.2 million square feet of gross leasable area ("GLA"), consisting of thirty-four neighborhood and community shopping centers, three enclosed malls, and two mixed use (retail/office) properties located in ten states.

The Company conducts substantially all of its activities through, and substantially all of its properties are owned by, Mark Centers Limited Partnership (the "Operating Partnership"), a Delaware limited partnership and its majority owned partnerships. The Company owns an 84% interest in the Operating Partnership as the sole general partner. Concurrently with the consummation of the Company's initial public offering (the "Offering") on June 1, 1993, the Operating Partnership acquired thirty-one properties from Marvin L. Slomowitz, the founder of MDG and the Company's Chairman and Chief Executive Officer (the "Principal Shareholder"), or from affiliates of the Principal Shareholder, in exchange for Operating Partnership Units ("OP Units") which are exchangeable on a one for one basis into the Company's Common Shares of Beneficial Interest ("Shares"). The properties had been developed directly or indirectly by the Principal Shareholder from 1964 through 1992 and were operated under MDG's direction. The Principal Shareholder owns in excess of 99% of the remaining 16% of the Operating Partnership in the form of OP Units. The remaining OP Units, which represent less than 1% ownership of the Operating Partnership, were issued by the Company in July 1995 to an unrelated entity in consideration for a property acquired by the Company. The Company at all times will be the general partner of and own no less than a 51% interest in the Operating Partnership.

The Company has transacted its affairs so as to qualify as, and has elected to be treated as, a real estate investment trust under sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). Under the Code, a real estate investment trust that meets applicable requirements is not subject to Federal income tax to the extent it distributes at least 95% of its REIT taxable income to its shareholders.

The Company's executive offices are located at 600 Third Avenue, Kingston, Pennsylvania, and its telephone number is (717) 288-
4581.

Business Objectives and Operating Strategy
The Company intends to continue to specialize in neighborhood and community shopping centers strategically located in secondary markets where basic staple merchandise is not available in adequate supply. The Company intends to continue to expand its operations through leasing, property management, renovation and expansion of existing shopping centers and through the development of new centers and acquisition of additional centers.

Operating and administrative functions such as leasing, property management, construction, finance and legal are provided by Company personnel, providing for fully integrated property management. In addition, management believes that the experience and tenant relationships developed through in-house leasing and property management staff enhance the Company's ability to attract and retain high quality tenants. Property operations are managed centrally at the Company's headquarters and are augmented by regional management and leasing offices at the Northwood Centre in Tallahassee, Florida, the Normandale Mall in Montgomery, Alabama and in Columbia, South Carolina. The Company also maintains property management offices at the Ledgewood Mall in Ledgewood, New Jersey, the Northside Mall in Dothan, Alabama, and the Searstown Mall in Titusville, Florida.

As with other shopping center owners and operators, the general weakness in the retail sector has adversely impacted the Company's cash flow and income, particularly given the retail concentration of the Company's tenants. In a soft retail environment tenants may experience downturns in their business which may weaken their financial condition and, potentially, result in their bankruptcy.

In 1996, the Company was unfavorably impacted by the loss of anchor tenants at four locations following their bankruptcy proceedings. Jamesway, Rich's and Bradlees vacated a total of approximately 220,000 square feet during 1996 and Sugarman's vacated 45,000 square feet in September 1995. The soft retail environment has made releasing this vacant space challenging and has required the Company to incur tenant improvements for new tenants earlier than had been originally anticipated because of early termination of the prior leases.

The Company believes it has begun to meet these challenges during the end of fiscal year 1996 and the beginning of fiscal year 1997 through new leasing activity, including releasing of previously vacated space, through expansion activities to increase existing space for current tenants, and through ongoing development activities designed to attract new tenants. The Company's ability to overcome these challenges will remain dependent on the general real estate uncertainties which affect the industry in general and the Company's tenants in particular, and on the Company's ability to finance its ongoing capital plans and tenant improvements to maintain and increase occupancy levels.

As of December 31, 1996, the Company had leased approximately 150,000 square feet to two replacement anchor tenants (of which one anchor tenant was installed in 30,000 square feet during
1996) at two locations at market rental rates in excess of the rates paid by the former anchors. The Company has also signed major leases totalling 91,000 square feet related to planned expansion at three of its centers. In addition, the Company leased approximately 203,000 gross square feet of small store space, of which the majority of tenants took occupancy and commenced paying rent in 1996.

The Company anticipates the majority of the space currently under lease but not yet occupied will be occupied and rent payment to commence during 1997. The Company's portfolio occupancy declined 3% to 86% as of December 31, 1996 from 89% as of December 31, 1995, primarily as a result of the loss of anchor tenants as previously discussed. However, as a result of space leased but not yet occupied related primarily to the replacement of anchors and expansion at existing centers, the Company's portfolio was 90% leased as of December 31, 1996.

During the year ended December 31, 1996, the Company installed three major tenants in three of its centers. In June 1996, a 48,000 square foot Home Place Store opened at the New Loudon Center in Latham, New York. In August 1996, Dunham's Sporting Goods opened in 30,000 square feet at the East End Centre located in Wilkes-Barre, Pennsylvania filling the majority of space vacated by Sugarman's following bankruptcy proceedings. An Old American Store opened in 30,000 square feet in November 1996 at the Wesmark Plaza in Sumter, South Carolina.

Development
In 1996, the Company completed development at one center and continued with scheduled development at a second.

Pittston Plaza in Pittston, Pennsylvania, was completed in June 1996. This center, which is currently 97% leased, is anchored by a 59,000 square foot Insalaco's Supermarket which opened in December 1995.

Phase I of the development at the Union Plaza located in New Castle, Pennsylvania was completed in October 1996 with the opening of both Sears and Hills Department Stores which total 193,000 square feet. Development of Phase II has commenced following the signing of a lease with Peebles Department Store in 1996 for 25,000 square feet. Upon completion of all phases, the Union Plaza is expected to total approximately 350,000 square feet.

Acquisition Options - Development Properties
Concurrent with the Offering, the Company obtained acquisition options ("Acquisition Options") to acquire six properties under development from the Principal Shareholder (the "Development Properties), which were in various stages of the development process. As of December 31, 1995, the Company had exercised three of these options for the Bradford Towne Centre in Towanda, Pennsylvania, the Route 6 Mall in Honesdale, Pennsylvania, and the Columbia Towne Centre in Hudson, New York. Development on the Columbia Towne Centre was suspended due to the bankruptcy of a former anchor tenant. Upon substantial completion of each Development Property the Company had agreed to pay the Principal Shareholder an amount (the "Contingent Payment Amount") equal to the (i) land acquisition costs, (ii) third-party development costs, (iii) allocated overhead expenses, (iv) leasing commissions for all tenant leases signed prior to the Offering and an incentive payment equal to 5% of construction costs (excluding engineering, architectural and other "soft costs"). The Contingent Payment Amount was to be reduced as necessary to provide the Company with a minimum 13.5% return on its investment based on the annualized operating income from the property within two years after completion of construction. The Contingent Payment was to be made through the issuance of OP Units, unless such issuance would have resulted in the Company owning less than 51% of the Operating Partnership or would have jeopardized the Company's REIT status in which case, payment was to be made in cash.

In February 1996, the Principal Shareholder and Board of Trustees ("Trustees") took certain actions in an effort to eliminate the appearance of potential conflicts of interest arising between the Principal Shareholder and the Company in the context of the Acquisition Options, and to eliminate potential disputes arising from the complex manner in which the reimbursement to the Principal Shareholder for the Development Properties was calculated. As a result, the Company and the Principal Shareholder executed the following agreements:

- The Trustees and the Principal Shareholder  terminated all
Acquisition Options (other than the Acquisition Option pertaining to the New Castle property which had been terminated in May
1995).

- The Principal Shareholder repurchased the Columbia Towne Centre from the Company for $3,065,000, which represented the total development costs incurred by the Company to the date of repurchase, and was greater than the value of the property as determined by an independent appraiser.

- The Company purchased the Union Plaza, located in New Castle, Pennsylvania, from the Principal Shareholder for $4,495,000 which represented the amount the Principal Shareholder had invested in the property less $378,000 of predevelopment costs previously advanced by the Company. This purchase price was less than the value of the property as determined by an independent appraiser.

- Upon completion of a review in June 1996 of the payments due the Principal Shareholder for the acquisition of the Route 6 Mall and the Bradford Towne Centre, for which development is complete and both are currently operating, the Company agreed to pay the Principal Shareholder $1,600,000, which included the conveyance of approximately two acres of land by the Principal Shareholder which became part of the Route 6 Mall.

- The Company and Principal Shareholder also terminated all management agreements for properties owned by the Principal
Shareholder.

As a result of these transactions and to reflect the net result of the purchase and sales price for these properties, the Company issued a note payable to the Principal Shareholder for the principal sum of $3,030,000. The note, which bears interest at a rate equal to that charged by Fleet Bank, N.A. on the Company's revolving line of credit facility, is payable in full the earlier of (i) two years following the date the Union Plaza is completed or (ii) on June 12, 1999. Since the payment to the Principal Shareholder reflects, in part, land acquisition costs associated with the Union Plaza, the Company has agreed with the Principal Shareholder to prepay the principal sum with any construction loan proceeds specifically allocable for land acquisition. The financing with First Western Bank, N.A. did not provide any proceeds allocable to land acquisition.

The Company currently holds an option to acquire 26 acres contiguous to the Plaza 15 in Lewisburg, Pennsylvania from the Principal Shareholder for $1,325,000 which represents the fair market value as established by an independent appraisal.

Dispositions
As part of a its ongoing strategic evaluation of its properties, the Company sold the Newberry Plaza, located in Newberry, South Carolina for $1,300,000 in March of 1997. The net proceeds of the sale were used by the Company to supplement its working capital.

In 1995, Newberry Plaza was found to have petroleum related soil and ground water contamination. The Company is not obligated to reimburse the purchaser for any remediation costs it might incur and the purchaser has waived all claims it might have against the Company arising out of such contamination.

Financing Strategies
The Company intends to continue to finance acquisitions and development with the most appropriate sources of capital, which may include undistributed funds from operations (subject to provisions in the Code concerning taxability of undistributed REIT income), the issuance of equity and/or debt securities, the sale of properties, and bank and other institutional borrowing. Future borrowing by the Company may be either on a secured or unsecured basis. The Company intends to continue its practice of managing its exposure to floating rate debt primarily through the use of fixed-rate debt.

Environmental Matters
Under various Federal, state and local laws, ordinances and regulations relating to the protection of the environment, a current or previous owner or operator of real estate may be liable for the cost of removal or remediation of certain hazardous or toxic substances disposed, stored, generated, released, manufactured or discharged from, on, at, under, or in a property. The Company believes that it is in compliance in all material respects with all Federal, state and local ordinances and regulations regarding hazardous or toxic substances.

Other than as disclosed below and as otherwise relating to Newberry Plaza (which was sold in March 1997), the Company has not been notified by any government authority of any material non-compliance, liability or other claim in connection with any of the properties.

Upon conducting environmental site inspections in connection with obtaining financing from Morgan Stanley Mortgage Capital, Inc. ("Morgan Stanley") during 1996, (see "Management's Discussion and Analysis of Financial Results of Operations") certain environmental contamination was identified at two of the properties which were to serve as collateral for the financing: soil contamination at the Troy Plaza in Troy, New York, and soil and ground water contamination at the Cloud Springs Plaza in Fort Oglethorpe, Georgia. In each case, the contamination was determined to have originated from former tenants. The Company has agreed to enter into a voluntary remedial agreement with the State of New York for remediation of the Troy Plaza. Environmental consultants estimate that the total cost of such remediation will be approximately $75,000. The Company has received notification from the State of Georgia that Cloud Springs Plaza will not be listed on the State's Hazardous Site Inventory because it has no reason to believe that contamination exceeding a reportable quantity has occurred at this property.

As of December 31, 1996, Morgan Stanley held in escrow $563,000 of loan proceeds to be released upon final environmental remediation.

Competition
There are numerous commercial developers and real estate companies that compete with the Company in seeking land for development, properties for acquisition and tenants for their properties. There are numerous shopping facilities that compete with the properties in attracting retailers to lease space. In addition, retailers at the Company's properties face increasing competition from outlet malls, discount shopping clubs, direct mail and telemarketing.

Employees
At December 31, 1996, the Company employed 67 persons, 35 of whom were located at the Company's headquarters in Kingston, Pennsylvania and the remainder located in the Company's regional offices. The Company believes that its relationships with its employees are good.

Item 2.   Properties

Shopping Center Properties
The Company currently owns and operates 39 properties totalling approximately 7.2 million square feet of (GLA), consisting of thirty-four neighborhood and community shopping centers, three enclosed malls, and two mixed use (retail/office) properties located in ten states. The Company's shopping centers offer day to day necessities and value-oriented merchandise rather than high priced luxury items. The Company has specialized, and intends to continue to specialize, in neighborhood and community shopping centers strategically located in underserved, secondary markets. The shopping centers are diverse in size, ranging from approximately 45,000 to 507,000 square feet with an average size of 184,000 square feet. The Company's portfolio was approximately 86% occupied and 90% leased at December 31, 1996. (See Business Objectives and Operating Strategy)

The Company's shopping centers are typically anchored by a national or regional discount department store and/or supermarket. Typical department store tenants at the Company's properties are Kmart (nine), Ames (five), Hills (four), Sears
(four), Marshalls (two), and one of each of the following:
Bradlees, Montgomery Wards, Sports Authority, J.C. Penney, Sterns and Walmart. At December 31, 1996, twenty-six of the Company's properties were anchored by supermarkets including Price Chopper
(six), Insalaco's (four), Acme (two), BI-LO (two), and one of each of the following: P&C, Giant, Winn-Dixie, Shaw's, Food Max, Publix, Weis, Shoprite, Food Lion, and Kroger's. Penn Traffic owns and operates all the Insalaco's, BI-LO and P&C grocery
stores.                         10

The Company currently has 566 leases of which approximately 58% are with national or regional tenants. A substantial portion of the income from the properties consists of rent received under long term leases. Most of these leases provide for the payment of fixed minimum rent monthly in advance and for the payment by tenants of a pro-rata share of the real estate taxes, insurance, utilities and common area maintenance of the shopping centers. Certain of the tenant leases permit tenants to exclude some or all of these expenses from their rental obligations. Minimum rents and expense reimbursements accounted for approximately 92% of the Company's rental revenues for the year ended December 31, 1996.

Approximately 57% of the Company's existing leases also provide for the payment of percentage rents in addition to minimum rents. These arrangements generally provide for payment to the Company of a certain percentage of a tenant's gross sales in excess of a stipulated annual amount. Percentage rents accounted for approximately 6% of the total 1996 rental revenue of the Company.

In 1996, approximately 10.8% of the Company's total revenue was derived from current leases of office space and specialized computer facilities with two agencies of the State of Florida at Northwood Centre in Tallahassee, the Florida Department of Health and Rehabilitative Services (6.3%) and the Florida Department of Business Professional Regulation (4.5%). Leases with these Florida agencies contain customary conditions, required under Florida law, permitting state agency tenants to cancel their leases upon six months' notice in the event that state-owned office facilities in the same county become available. These leases do not provide for early termination penalties. The exercise by either of these state agencies of these cancellation provisions would have an impact on the Company's revenues unless the Company could successfully relet the space once vacated. The Company is unaware of any such state owned facility currently available which would result in either of these agencies cancelling their leases. The Florida Department of Health and Rehabilitative Services lease term expires July 31, 1999, and it has five two-year renewal options. The Florida Department of Business and Professional Regulation lease term expires April 30, 1999. The Company would be adversely affected in the event that any current state agency tenants do not renew their leases or negotiate a new lease.

In 1996, the Company also received approximately 10.8% of its total revenues under leases with the Kmart Corporation at nine locations. The Company received no more than 4.8% of total revenues from any other single tenant.

Six of the Company's shopping center properties are subject to long-term ground leases in which a third party owns and has leased the underlying land to the Company. The Company pays rent for the use of the land and is responsible for all costs and expenses associated with the building and improvements.

The following sets forth more specific information with respect to each of the Company's properties at December 31, 1996:

                                             MARK CENTERS TRUST PROPERTY LIST
                                YEAR                           LEASABLE     %        ANCHOR TENANTS
SHOPPING CENTER            CONSTRUCTED(C) OWNERSHIP LAND AREA  AREA      LEASED(4)   CURRENT LEASE EXPIR
PROPERTY        LOCATION    ACQUIRED(A)   INTEREST   (ACRES)   SQ FT     12/31/96    LEASE OPTION EXPIR
PENNSYLVANIA
AMES PLAZA        SHAMOKIN       1966(C)   FEE        17.6     98,210      92%       Ames 1998/2013

MARK PLAZA        EDWARDSVILLE   1968(C)   LI(1)      20.2    176,786      92%       Kmart 1999/2049


MONROE PLAZA      STROUDSBURG    1964(C)   FEE(1)      7.8    130,569     100%       Ames 1999/2019
                                                                                     Shoprite 2005/2023

VALMONT PLAZA     WEST HAZLETON  1985(A)   FEE        26.0    200,039     100%       Hills 2007/2027
                                                                                     Insalaco's 2008/2027

CIRCLE PLAZA      SHAMOKIN DAM   1978(C)   FEE        21.0     92,171     100%       Kmart 2004/2054

DUNMORE PLAZA     DUNMORE        1975(A)   FEE(5)      6.0     45,380     100%       Price Chopper 2000/2020
                                                                                     Fay's Drug 2004/2019

LUZERNE STREET    SCRANTON       1983(A)   FEE         4.6     57,715     100%       Price Chopper 2004/2024
SHOPPING CENTER                                                                      Fay's Drug 2004/2019

TIOGA WEST        TUNKHANNOCK    1965(C)   FEE        17.2    122,338     100%       Insalaco's 2014/2024
                                                                                     Ames 2000/2015

BLACKMAN PLAZA    WILKES-BARRE   1968(C)   FEE(2)      9.7    121,206      92%       Kmart 1999/2049










                                                          MARK CENTERS TRUST PROPERTY LIST
                                 YEAR                         LEASABLE       %        ANCHOR TENANTS
SHOPPING CENTER            CONSTRUCTED(C) OWNERSHIP LAND AREA AREA       LEASED(4)    CURRENT LEASE EXPIR
PROPERTY         LOCATION   ACQUIRED(A)   INTEREST  (ACRES)   SQ FT      12/31/96     LEASE OPTION EXPIR
PENNSYLVANIA
BIRNEY MALL       MOOSIC         1968(C)   FEE        28.3    193,899      99%       Kmart 1999/2049
                                                                                     Consolidated Stores
                                                                                     1998/2008

PLAZA 15          LEWISBURG      1995(A)   FEE        16.4    113,600      96%       BI-LO 2001/2021
                                                                                     Ames 2001/2021

GREEN RIDGE       SCRANTON       1986(C)   FEE        16.1    197,292      99%       Hills 2007/2037
PLAZA                                                                                Insalaco's 2008/2017

EAST END CENTRE   WILKES-BARRE   1986(C)   FEE        40.3    304,754      93%       Hills 2007/2037
                                                                                     PharMor 2003/2017
                                                                                     Price Chopper 2008/2028
                                                                                     Dunham's Sporting Goods
                                                                                     2007/2017

MOUNTAINVILLE     ALLENTOWN      1983(A)   FEE        11.4    114,801      97%       Acme 1999/2028
SHOPPING CENTER                                                                      Klings Handyman
                                                                                     1999/2009

PLAZA 422         LEBANON        1972(C)   FEE        13.4    154,791      96%       Hills 2001/2021
                                                                                     Giant Grocery 2004/2029

KINGSTON PLAZA    KINGSTON       1982(C)   FEE        13.7     64,824     100%       Price Chopper 2006/2026

25TH STREET       EASTON         1993(A)   FEE        16.2    131,477     100%       F.W.Woolworth's
SHOPPING CENTER                                                                      1998/1998

BRADFORD TOWNE    TOWANDA        1993(C)   FEE        48.0    257,319      98%       Kmart 2019/2069
CENTRE                                                                               P&C 2014/2024
                                                                                     JC Penney 2009/2044





                                                          MARK CENTERS TRUST PROPERTY LIST
                                  YEAR                         LEASABLE     %       ANCHOR TENANTS
SHOPPING CENTER             CONSTRUCTED(C) OWNERSHIP LAND AREA AREA      LEASED(4)  CURRENT LEASE EXPIR
PROPERTY          LOCATION    ACQUIRED(A)  INTEREST  (ACRES)   SQ FT     12/31/96   LEASE OPTION EXPIR
PENNSYLVANIA
SHILLINGTON       READING        1994(A)   FEE        20.3    150,742     100%       Kmart 1999/2049
PLAZA                                                                                Weiss Market 1999/2019

ROUTE 6 MALL      HONESDALE      1994(C)   FEE        23.0    175,482     100%       Kmart 2020/2070
                                                                                     Fay's Drug 2011/2025

PITTSTON PLAZA    PITTSTON       1994(C)   FEE        10.2     79,568      97%       Insalaco's 2015/2025

UNION PLAZA
(PHASE I)         NEW CASTLE     1996(C)   FEE       118.0    192,940     100%       Sears 2011/2031
                                                                                     Hills 2017/2026

FLORIDA
SEARSTOWN MALL    TITUSVILLE     1984(A)   FEE        28.5    263,689      66%       Sears 1998/2013
                                                                                     United Artist 2005/2015

NEW SMYRNA BEACH  NEW SMYRNA     1983(A)   FEE         9.6    100,430      97%       DeMarsh Theater
SHOPPING CENTER   BEACH                                                              2005/2015

NORTHWOOD CENTRE  TALLAHASSEE    1985(A)   FEE        34.1    499,718      89%       FL Dept of HRS 1999/2009
                                                                                     FL Dept of Business and
                                                                                     Professional Regulation
                                                                                     1999
                                                                                     Publix 2005/2025
ALABAMA
NORMANDALE CENTRE MONTGOMERY     1985(A)   FEE        30.0    295,591      75%       Winn Dixie 2008/2033

MIDWAY PLAZA      OPELIKA        1984(A)   FEE        21.6    201,976      63%       Crafts Plus 2005/2015
                                                                                     Carmike Cinema 2005/2015








                                                          MARK CENTERS TRUST PROPERTY LIST
                                 YEAR                          LEASABLE     %        ANCHOR TENANTS
SHOPPING CENTER             CONSTRUCTED(C) OWNERSHIP LAND AREA AREA      LEASED(4)   CURRENT LEASE EXPIR
PROPERTY          LOCATION   ACQUIRED(A)   INTEREST  (ACRES)   SQ FT     12/31/96    LEASE OPTION EXPIR
ALABAMA
NORTHSIDE MALL    DOTHAN         1986(A)   FEE(1)     36.2    381,677      92%       Walmart 1999/2029
                                                                                     Montgomery Ward
                                                                                     1999/2014
                                                                                     Goody's 2003/2018
SOUTH CAROLINA
MARTINTOWN PLAZA  N. AUGUSTA     1985(A)   LI(1)      18.8    133,878      93%       Belk Store 2004/2024
                                                                                     Foodmax 2010/2025

WESMARK PLAZA     SUMTER         1986(A)   FEE        26.0    215,198      65%       Staples 2005/2015
                                                                                     Old America Store
                                                                                     2007/2012

NEW YORK
NEW LOUDON        LATHAM         1982(A)   FEE        26.1    251,725      70%       Price Chopper 2015/2035
CENTER                                                                               Homeplace Stores
                                                                                     2011/2026
                                                                                     Marshalls 1999/2004

TROY PLAZA        TROY           1982(A)   FEE        12.3    128,479      97%       Ames 2001/2016
                                                                                     Price Chopper 1999/2014

NEW JERSEY
LEDGEWOOD MALL    LEDGEWOOD      1983(A)   FEE        46.0    507,080      89%       Marshalls 2002/2017
                                                                                     Pharmhouse 1999/2014
                                                                                     The Sports' Authority
                                                                                     2007/2037
                                                                                     Stern's 2005/2030

MANAHAWKIN
VILLAGE          MANAHAWKIN      1993(A)   FEE        20.6    143,737      97%       Kmart 2019/2069
SHOPPING CENTER






                                                          MARK CENTERS TRUST PROPERTY LIST
                                YEAR                           LEASABLE     %        ANCHOR TENANTS
SHOPPING CENTER            CONSTRUCTED(C)  OWNERSHIP LAND AREA AREA      LEASED(4)   CURRENT LEASE EXPIR
PROPERTY          LOCATION    ACQUIRED(A)  INTEREST  (ACRES)   SQ FT     12/31/96    LEASE OPTION EXPIR
NEW JERSEY
BERLIN SHOPPING   BERLIN         1994(A)   FEE        22.0    187,296      83%       Kmart 1999/2049
CENTER                                                                               Acme 2005/2015

MASSACHUSETTS
CRESCENT PLAZA    BROCKTON       1984(A)   FEE(3)     22.5    216,095      97%       Bradlees 2009/2027
                                                                                     Shaws 2012/2042

VIRGINIA
KINGS FAIRGROUND  DANVILLE       1992(A)   LI(1)      15.2    118,535     100%       Schewel Furniture
                                                                                     2001/2011
                                                                                     The Kroger Co 2002/2012
GEORGIA
CLOUD SPRINGS     FT. OGELTHORPE 1985(A)   FEE        12.2    113,367      98%       Food Lion 2011/2031
PLAZA                                                                                Consolidated Stores
                                                                                     2000/2005
                                                                                     Badcock Furniture
                                                                                     2000/2010

MAINE
AUBURN PLAZA      AUBURN         1994(A)   LI(1)      28.4    256,459      65%       Hoyt Cinema 2005/2020
                                           (Partial)                                 Service Merchandise
                                           FEE                                       2011/2090
                                                                                     T.J. Maxx 2000/2015

TOTAL OPERATING PROPERTIES                                  7,190,833      90%





<F1>
(1)     The Company is ground lessee under long-term ground leases having at least 60 years remaining in term (including options) at existing rental rates.
<F2>
(2)     The Company's interest in the land has been leased to, and a fee interest in the improvements is held by, an industrial development authority for the benefit of an affiliated entity subject to a mortgage to a third party.  The Company's interest in the land is also subject to that mortgage.  The Company manages the property and, after making debt service payments and paying a fixed fee to said entity, retains all remaining cash flow as ground rent.  In accordance with the terms of the ground lease, the Company receives and accounts for most of its income from this property as percentage rent.
<F3>
(3)     During the term of its lease, Bradlees has a right of first refusal in the event that the Company sells all or a portion of Crescent Plaza giving it the right to purchase on the same terms as a bona fide offer from a third party.
<F4>
(4)     Includes space leased for which rent is being paid but which is not presently occupied or space that is leased but rent has not commenced.
<F5>
(5)     The Company holds a fee interest in a portion of Dunmore Plaza and an equitable interest in the land on the remaining portion.  The fee for this remaining portion is held by an industrial development authority and the equitable interest in the building on such remaining portion is held by an unrelated entity.  The Company receives and accounts for most of its income from this property as percentage rent.




Item 3.  Legal Proceedings

On November 20, 1995, Mr. Wertheimer, the former President of the Company, filed a complaint against the Company, its Trustees including the Principal Shareholder, and the Company's in-house General Counsel and Chief Financial Officer in the United States District Court for the Middle District of Pennsylvania. The complaint, which was filed in connection with the termination of Mr. Wertheimer's employment, includes many of the allegations raised in a state court proceeding commenced by Mr. Wertheimer in November 1994. The Federal court complaint also includes a civil RICO action in which Mr. Wertheimer alleges that the Board of Trustees of the Company conspired with the Principal Shareholder to terminate Mr. Wertheimer's employment as part of the Principal Shareholder's breach of his duty of good faith and fair dealing. Further, Mr. Wertheimer alleges that the above defendants engaged in securities fraud in connection with the Offering and that the Principal Shareholder has defrauded or overcharged the Company in corporate transactions. The Federal complaint seeks treble damages under RICO, as well as damages arising from Mr. Wertheimer's alleged termination of employment, invasion of privacy, intentional infliction of emotional distress, fraud and misrepresentation. The Company and all defendants filed motions to dismiss the RICO and tort claims which the court, on December 9, 1996, granted in part and denied in part. Specifically, the court dismissed Mr. Wertheimer's claims for wrongful discharge, fraud and negligence misrepresentation, but declined to dismiss the remainder of the claims at this time. On January 23, 1997, the defendants filed an answer to Mr. Wertheimer's Complaint. In the answer, the defendants denied all allegations of wrongdoing, and intend to vigorously defend against all of the counts. The Company and the Principal Shareholder have also filed counterclaims against Mr Wertheimer alleging Mr. Wertheimer made material misrepresentations in connection with his hiring and breached his employment contract and fiduciary duties to the Company.

The Company is involved in other various matters of litigation arising in the normal course of business. While the Company is unable to predict with certainty the amounts involved, the Company's management and counsel are of the opinion that, when such litigation is resolved, the Company's resulting liability, if any, will not have a significant effect on the Company's consolidated financial position.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of 1996.

                           PART II
Item 5.  Market for the Registrant's Common Equity and Related
         Shareholder Matters

(a)  Market Information

The following table shows, for the period indicated, the high and low sales price for the Shares as reported on the New York Stock Exchange (the "NYSE"), and cash dividends paid during the two years ended December 31, 1996 and 1995.
                                                       Dividend
Quarter Ended                    High      Low         Per Share

March 31, 1996                   12 3/4    10 1/2      $.36
June 30, 1996                    11        9  3/4       .36
September 30, 1996               11 3/4    10           .36
December 31, 1996                11 1/4    9  3/4       .36(a)
March 31, 1995                   13 1/2    12 1/2       .36
June 30, 1995                    14 1/8    12 1/4       .36
September 30, 1995               13 1/2    11 3/4       .36
December 31, 1995                12 3/4     9 3/4       .36

(a) The dividend for the quarter ended December 31, 1996 was declared on March 13, 1997 and is payable April 30, 1997 to shareholders of record as of March 28, 1997.

At March 24, 1997, there were 283 holders of record of the Shares.

(b)  Dividends

The Company has determined that 35.06% and 64.25% of the total dividends distributed to shareholders in fiscal years 1996 and 1995, respectively, represented ordinary income, while the remaining 64.94% and 35.75%, respectively, represented return of capital. The Company's cash flow is affected by a number of factors, including the revenues received from rental properties, the operating expenses of the Company, the interest expense on its borrowings, the ability of lessees to meet their obligations to the Company and unanticipated capital expenditures. Future dividends paid by the Company will be at the discretion of the Trustees and will depend on the actual cash flow of the Company, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Trustees deem relevant.

Item 6.  Selected Financial Data

The following table sets forth, on a historical basis, selected financial data for the Company and MDG which, for accounting purposes only, is considered the Predecessor entity to the Company. This information should be read in conjunction with the audited consolidated financial statements of the Company and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this Form 10-K. The historical selected financial data for the Company as of December 31, 1996, 1995 and 1994 have been derived from the audited financial statements of the Company. The historical selected financial data for MDG for the period from January 1, 1993 to May 31, 1993 and for the year ended December 31, 1992 have been derived from the audited financial statements of MDG.

                                    MARK CENTERS TRUST                                MARK DEVELOPMENT GROUP
                                                                      Seven          Five
                        Year Ended   Year Ended       Year Ended    Months Ended  Months Ended   Year Ended
                        12/31/96     12/31/95         12/31/94      12/31/93      5/31/93        12/31/92
OPERATING DATA:
Revenue:
Minimum rents            $33,695      $32,740         $27,543       $12,971        $ 9,267      $22,971
Percentage rents           2,795        3,340           2,505         1,644          1,147        2,325
Expense reimbursements     6,559        6,431           5,220         2,629          1,687        4,049
Other                        747          821           1,065           961             72          203
                         -------      -------         -------       -------        -------       ------
  Total revenue           43,796       43,332          36,333        18,205         12,173       29,548
                         -------      -------         -------       -------        -------       ------
Operating expenses        18,260       16,374          14,797         7,718          5,182       12,607
Interest and other
  financing expense       12,733       10,598           5,763         2,094          5,172       13,046
Depreciation and
  amortization            13,398       11,820           9,066         3,945          2,934        7,793
                         -------      -------         -------       -------        -------      -------
                          44,391       38,792          29,626        13,757         13,288       33,446
                         -------      -------         -------       -------        -------      -------
(Loss) income before
  reorganization costs,
  extraordinary items,
  gain on sale and
  minority interest         (595)       4,540           6,707         4,448         (1,115)      (3,898)
Gain on sale of land          21           93             305            --             --           --
Reorganization costs          --           --              --        (2,629)            --           --
Extraordinary items         (190)          --              --           194             --           --
                          -------     -------         -------       -------        -------      -------
Income (loss) before
  minority interest         (764)       4,633           7,012         2,013         (1,115)      (3,898)
Minority Interest             40         (833)         (1,222)         (321)            39           53
                         -------      -------         -------       -------        -------       ------
Net income (loss)          $(724)      $3,800          $5,790        $1,692        ($1,076)     ($3,845)
                         =======      =======         =======       =======        =======      =======
                                                                22


                                MARK CENTERS TRUST                                MARK DEVELOPMENT GROUP
                                                                     Seven           Five
                         Year Ended     Year Ended   Year Ended    Months Ended  Months Ended  Year Ended
                         12/31/96       12/31/95     12/31/94      12/31/93      5/31/93       12/31/92

Net (loss) income per
 Common Share             $(.08)          $0.44         $0.68         $0.20
                         =======        =======       =======       =======
Weighted average
  number of Common
  Shares outstanding   8,560,415      8,563,466     8,563,529     8,490,114
                       =========      =========     =========     =========
Funds from Operations    $12,372        $15,281       $14,831        $8,262
                         =======        =======       =======       =======
Funds from Operations per
  share(1)                 $1.22          $1.50       $  1.46        $ 0.81
                         =======        =======       =======       =======

BALANCE SHEET DATA:
Real estate before
  accumulated
  depreciation          $307,411       $291,157     $278,611      $210,133     $163,095    $161,983
Total assets             258,517        249,515      242,483       180,083      127,968     130,531
Total mortgage
 indebtedness            172,823        151,828      124,410        61,578      150,392     151,771
Minority interest-
  Operating Partnership   10,752         13,228       14,827        16,049           --          --
Total equity (deficit)    56,806         69,779       78,183        84,606      (32,993)    (31,790)


<F1>
(1)  Includes OP units





                                                              23

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

     The following discussion should be read in conjunction with the consolidated financial statements of the Company (including the related notes thereto) appearing elsewhere in this Form 10-K. The Company effectively commenced its operations on June 1, 1993 with the completion of its initial public offering and the issuance of 8,350,000 Shares to the public at a price of $19.50 per share (the "Offering"). The proceeds of the Offering were primarily used to reduce indebtedness, establish a working capital reserve and to pay reorganization and Share issuance costs.

RESULTS OF OPERATIONS
Comparison of the year ended December 31, 1996 ("1996") to the year ended December 31, 1995 ("1995").

     Total revenue increased $464,000, or 1% to $43.8 million in 1996 compared to $43.3 million in 1995. This increase was attributable to increases in minimum rents and expense reimbursements partially offset by decreases in percentage rents and other income. Minimum rents increased $955,000, or 3%, in 1996 primarily as a result of the inclusion of a full year of results from the acquisition of the Plaza 15 Shopping Center in July 1995 and the development of the Route 6 Mall opened in April 1995, and from the development of the Pittston Plaza completed in June 1996 and completion of Phase I of development at the Union Plaza. Expense reimbursements, which represent the pass- through of certain property expenses to the tenants, increased $128,000, or 2%, from $6.4 million in 1995 to $6.5 million in 1996. The increase was primarily due to increases in property operating expenses and real estate taxes. Percentage rents, representing the Company's participation in tenants' gross sales above predetermined thresholds, decreased $545,000, or 2%, to $2.8 million in 1996 compared to $3.3 million in 1995. This decrease was primarily attributable to timing differences effecting the period that tenant sales figures were received and percentage rent recognized. Additionally, 1996 revenues were unfavorably impacted by the loss of two anchor tenants during 1996 as a result of bankruptcies (Jamesway at the Ledgewood Mall, for which a replacement anchor tenant has been signed, and Rich's at the Auburn Plaza) which resulted in a decline in total revenues at the two properties totalling $984,000.

     Total 1996 operating expenses, including depreciation and amortization increased $3.1 million, or 11%, to $31.3 million compared to $28.2 million in 1995. Of this increase, a $1.4 million increase in depreciation expense was related to increased investments in properties as a result of acquisition, development and expansion activities. The remaining $1.7 million increase was a result of several factors including: (i) a $496,000 increase in real estate taxes due primarily to acquisition, development and expansion activities, (ii) increased winter related costs of $469,000 due to the extremely harsh winter experienced in the Northeast during the first quarter of 1996,
(iii) the establishment of a $425,000 reserve for estimated environmental remediation costs and related consulting fees related to two properties (See "Business-Environmental Matters") and (iv) a $253,000 increase in bad debt expense primarily as a result of certain tenant bankruptcies offset by repair work completed at certain properties below initial insurance estimates.

     Net interest expense and financing fees increased $2.1 million, or 20%, to $12.7 million in 1996, compared to $10.6 million in 1995 primarily due to higher borrowing levels associated with acquisition, development, expansion and tenant replacement activities.

     As a result of the foregoing, and in addition to a $392,000 reduction in the carrying value of certain property held for sale in 1996 (See Note 13 to the consolidated financial statements), the loss before extraordinary item (write-off of deferred financing costs) and minority interest for 1996 was $574,000, representing a decrease of $5.2 million from income before minority interest of $4.6 million for 1995.

Comparison of the twelve months ended December 31, 1995 ("1995") to the twelve months ended December 31, 1994 ("1994").

     Total revenue increased approximately $7.0 million, or 19%, to $43.3 million in 1995 compared to $36.3 million in 1994. This increase was attributable to increases in minimum rents, percentage rents and expense reimbursements, and was partially offset by a $244,000 decrease in other income. Minimum rents increased $5.2 million, or 19%, in 1995 compared to 1994. This increase resulted primarily from the effect of acquiring four shopping centers (one of which was acquired in May 1994, two in October 1994 and one in July 1995), the commencement of minimum
                              25
rents at three properties formerly under development in 1995 and during the end of the second quarter of 1994, and the Company's replacement of expiring leases and the renewal of existing leases at higher rents. Percentage rents, representing the Company's participation in tenants' gross sales above predetermined thresholds, increased $835,000 or 33% to $3.3 million in 1995 compared with $2.5 million in 1994. The increase was primarily attributable to percentage rent at the properties acquired and developed in 1995 and 1994 and the effect of certain tenants converting from paying minimum rent to paying percentage rent only without any thresholds. The increase in expense reimbursements, which rose 23% from $5.2 million in 1994 to $6.4 million in 1995, were primarily attributable to the properties acquired and developed in 1995 and 1994.

     Total 1995 operating expenses, including depreciation and amortization, increased approximately $4.3 million, or 18%, to $28.2 million compared to $23.9 million in 1994. Of this increase, $2.7 million is attributable to increased depreciation related to properties acquired, developed and tenant improvements placed in service, and increased amortization of deferred leasing costs offset by a decrease in amortization of deferred financing costs. Of the remaining $1.6 million, increases of $892,000 for real estate taxes and $740,000 in property operating expenses are primarily due to the acquisition and development of properties in 1995 and 1994. The remaining increase of $301,000 in property operating expenses and a corresponding decrease in general and administrative expenses relate to a reclassification of certain property-related expenses.

     Net interest expense and financing fees increased $4.8 million, or 84%, to $10.6 million in 1995, compared to $5.8 million in 1994. This increase is due to higher average outstanding borrowings related to the Company's acquisition, development and expansion activities and an increase in the weighted average interest rate of 8.2% for 1995, compared with 7.3% for 1994 primarily as a result of the rise in short-term interest rates during 1995 as compared with 1994.

     As a result of the foregoing, offset by a $212,000 decrease in the gain from sale of property in 1995 as compared to 1994, income before minority interest for 1995 was $4.6 million, representing a decrease of $2.4 million from $7.0 million for 1994.

LIQUIDITY AND CAPITAL RESOURCES
During 1996, the Company invested $20.0 million in its property portfolio including $13.2 million for new development, $3.0 million for expansion, renovation and tenant replacement at existing centers, $3.4 million for deferred leasing and other charges and $415,000 for recurring capital expenditures at the properties. As a significant portion of the Company's funds from operations are distributed to shareholders in accordance with REIT requirements, the principal sources of funding for the Company's investment activity has historically been through permanent debt financing as well as short-term construction and line of credit borrowing from various lenders. Total debt outstanding at December 31, 1996 and 1995 was $172.8 million and $151.8 million, respectively. The $21.0 million increase in debt was primarily a result of funding the 1996 investment activity.

At December 31, 1996, the Company's capitalization consisted of $172.8 million of debt and $103.0 million of market equity (based on a December 31, 1996 market price of $10.125 per share). Of the outstanding debt at December 31, 1996, $156.8 million, or 91%, was carried at a fixed rate and the remaining $16.0 million, or 9%, at variable rates. Accordingly, interest expense on only 9% of the Company's outstanding indebtedness would be adversely impacted during a period of rising interest rates.

Mortgage Debt
On December 20, 1996, the Company obtained $4.1 million in fixed rate financing from Anchor National Life Insurance Company. The mortgage loan is secured by one property, and requires payment of interest at 7.93% with principal amortized over a 22 year period, and matures January 1, 2004.

On October 4, 1996 , the Company consummated a $45.9 million fixed rate financing from Morgan Stanley Mortgage Capital, Inc. ("Morgan Stanley"). The non-recourse loan, which matures in November 2021, is secured by mortgages on 17 of the Company's properties, bears interest at 8.84%, requires monthly payments of interest with principal amortized over 25 years, and requires the Company to comply with certain affirmative and negative covenants. Of the loan proceeds, $33.6 million was used to retire existing debt, $1.1 million for financing costs, $2.8 million was held in escrow as of December 31, 1996, and the remaining proceeds were used for property investment and working capital.

On September 27, 1996 the Company consummated a construction loan with First Western Bank, N.A. in the maximum amount of $12.0 million. The loan is secured by a mortgage on the Union Plaza in

New Castle, Pennsylvania. As of December 31, 1996, $4.0 million was outstanding on this facility with an additional $1.0 million available upon the execution of certain additional leases. The remaining $7.0 million will be made available upon the Company obtaining an irrevocable letter of credit for $7.0 million. During the construction period, the loan bears interest at the lender's prime rate plus 1%. Following the construction period, the Company has the option to convert the loan from a variable rate of interest to a fixed rate, upon which principal will be amortized on a monthly basis over a 15 year period. The loan matures on March 1, 2013. The Company is subject to certain affirmative and negative covenants.

At December 31, 1996, other mortgage notes payable aggregated $102.8 million and were collateralized by 13 properties and related tenant leases. Interest rates ranged from 7.7% to 9.11%. Mortgage payments are due in monthly installments of principal and/or interest and mature at various dates through 2008. The loan agreements contain customary representations, covenants and events of default. Certain loan agreements require the Company to comply with certain affirmative and negative covenants, including the maintenance of certain debt service coverage ratios. Additionally, the Principal Shareholder has personally guaranteed the repayment of mortgage loans with the aggregate balance of $41.0 million at December 31, 1996 without consideration from the Company.

Lines of Credit
As a result of the Morgan Stanley financing, the Company amended its existing revolving credit facilities. The Company used $8.1 million of the proceeds of the Morgan Stanley facility to partially repay its facility with Fleet Bank of Massachusetts, N.A. ("Fleet Bank"). The Fleet Bank facility was then amended by reducing the maximum line of credit to $12.0 million, releasing three properties formerly mortgaged as security (which properties were then used to secure the Morgan Stanley loan) and modifying certain covenants. As of December 31, 1996, the Company had $10.2 million outstanding under the Fleet Bank facility which was secured by three properties and scheduled to mature May 31, 1997 (amounts outstanding to Fleet Bank were repaid in full in March 1997 in connection with new financing). The remaining $1.8 million under the facility was unavailable as it was subject to certain occupancy requirements at the Ledgewood Mall property. Advances under the facility bear interest at LIBOR plus 200 basis points or the prime rate established by Fleet Bank plus 1/4% and are recourse to the Company and are guaranteed by the Principal Shareholder without consideration from the Company.

Following the repayment of $16.6 million with proceeds from the Morgan Stanley financing, the Company's facility with Mellon Bank, N.A. ("Mellon Bank") was amended by reducing the available facility to $3.8 million with no additional obligation by Mellon Bank to advance any additional loan amounts, releasing five properties formerly mortgaged as security (which properties were then used to secure the Morgan Stanley loan), requiring the amortization of principal through the extended maturity date of April 2, 1998 and modifying certain affirmative and negative covenants. At December 31, 1996, $3.4 million was outstanding under the facility which bears interest at LIBOR plus 200 basis points or the prime rate established by Mellon Bank plus 1/2% and is secured by one property.

Upon the repayment of $5.0 million, three properties formerly mortgaged as security for the Company's facility with Firstrust Bank were released (which properties were then used to secure the Morgan Stanley loan) and the maximum loan amount was reduced to $2.5 million. The facility bears interest at the higher of 8.75% or the prime rate established by Firstrust Bank plus 1/2%, requires the monthly payment of principal through the maturity date of June 30, 1997 and is secured by one property.

In March 1997, the Company obtained additional working capital from two sources. On March 4, 1997, the Company consummated a $23.0 million fixed rate, non-recourse financing from Nomura Asset Capital Corporation ("Nomura"). The loan, which matures on March 11, 2022, bears interest at 9.02%, requires monthly payments of interest and principal amortized over 25 years, and requires the Company to comply with certain affirmative and negative covenants. $10.2 million of the proceeds were used to retire existing debt with Fleet Bank, $673,000 for financing costs, $3.1 million for escrows, and the remaining proceeds are available for investment and working capital. As part of the Company's ongoing strategic evaluation and realignment of its property portfolio, the Company completed the sale of the Newberry Plaza on March 5, 1997 for $1.3 million, collecting $1.2 million in net sales proceeds after closing costs and adjustments. The proceeds have been used to supplement working capital.

During 1996, the Company experienced a short-term cash shortfall as a result of the delay in obtaining construction financing for the Union Plaza in New Castle, Pennsylvania, and the Company's decision to continue to fund the development of the project with cash from operations in order to take advantage of certain construction cost economies and to meet certain tenant deadlines. This shortfall was significantly alleviated by the First Western and Nomura financings.

The Company anticipates that cash flow from operating activities will continue to provide adequate capital for all debt service payments, recurring capital improvements, as well as dividend payments in accordance with REIT requirements. In addition, cash on hand, amounts currently escrowed with lenders, the use of construction financing as well as other debt and equity financing alternatives will provide the necessary capital to achieve continued growth. The Company currently estimates that capital outlays for tenant improvements, related renovations and other property improvements will require $8.1 million during 1997.

The Company anticipates that capital outlays for property development will total $5.5 million. Of these capital outlays
$4.7 is reflected in accounts payable and accrued expense balances at December 31, 1996.

Industry analysts generally consider Funds from Operations to be a meaningful supplement to net income and an appropriate measure of the performance of an equity REIT. Funds from Operations is defined as net income (loss), excluding gains (losses) on sales of property, non-recurring charges and extraordinary items, adjusted for certain non-cash items, primarily depreciation and amortization. Funds from Operations does not represent cash generated by operating activities in accordance with generally accepted accounting principles and is not intended as the sole measure of cash generated by the Company nor of its dividend paying capacity.

                       MARK CENTERS TRUST
                      FUNDS FROM OPERATIONS
         For the Years Ended December 31, 1996 and 1995
               (in thousands except per share data)
                              For the year ended December 31,
                                  1996             1995
     Revenue
Minimum rents(a)                 $33,396        $32,456
Percentage rents                   2,795          3,340
Expense reimbursements             6,559          6,431
Other                                747            821
                                 -------        -------
     Total revenue                43,497         43,048
                                 -------        -------
     Expenses
Property operating(b)              9,181          8,614
Real estate taxes                  5,285          4,789
General and administrative         2,796          2,726
                                 -------        -------
     Total operating expenses     17,262         16,129
                                 -------        -------
Operating income                  26,235         26,919
Interest and financing expense    12,733         10,598
Amortization of deferred
 financing costs                     915            827
Depreciation of non-real
 estate assets                       215            213
                                 -------        -------
Funds from operations            $12,372        $15,281
                                 =======        =======
Funds from operations
 per share (c)                   $  1.22        $  1.50
                                 =======        =======
   Reconciliation of funds from operations to net income determined in accordance with Generally Accepted
                   Accounting Principles(GAAP)
Funds from operations above      $12,372        $15,281

Depreciation or real estate and
  amortization of leasing costs  (12,268)       (10,780)
Straight-line rents and
  related write-offs (net)           164            107
Gain on sale of land                  21             93
Reserve for environmental
 remediation costs                  (425)            --
Adjustment to carrying value of
  property held for sale            (392)            --
Extraordinary item write-off of
  deferred financing costs          (190)            --
Minority interest                     40           (833)
Other non-cash adjustments           (46)           (68)
                                  -------       -------
Net (loss)income                   ($724)        $3,800
                                  =======       =======
Net (loss) income per share(d)    ($0.08)         $0.44
                                  =======       =======

(a)  Excludes income from straight-lining of rents
(b) Represents all expenses other than depreciation, amortization, write-off of unbilled rent receivables recognized on a straight-line basis and the non-cash charge for compensation expense related to the Company's restricted share plan.
(c) Assumes full conversion of 1,623,000 OP Units into common shares of the Company for the years ended December 31, 1996 and 1995, respectively, for a total of 10,171,817 and 10,166,452 shares, respectively.
(d) Net income per share is computed based on the weighted average number of shares outstanding for the years ended December 31, 1996 and 1995 of 8,560,415 and 8,563,466, respectively.

Historical Cash Flow
     The following discussion of historical cash flow compares the Company's cash flows for the year ended December 31, 1996
("1996") with the year ended December 31, 1995 ("1995").

     Net cash provided by operating activities decreased $2.1 million to $14.1 million in 1996 from $16.2 million in 1995. This decrease was primarily attributable to a $3.0 million decrease in cash provided by net income before depreciation and amortization partially offset by a net increase of $770,000 in cash provided by changes in operating assets and liabilities for 1996.

     Investing activities used $20.0 million during 1996, a decrease of $4.9 million from $24.9 million for 1995 due primarily to an increase in accounts payable related to development costs as of December 31, 1996.

     Net cash provided by financing activities was $6.8 million for 1996, representing a $1.9 million decrease from net cash provided by financing activities of $8.7 million for 1995. This decrease is primarily attributable to a decrease in borrowings related to property investment in 1996.

Inflation
     The Company's long-term leases contain provisions designed to mitigate the adverse impact of inflation on the Company's net income. Such provisions include clauses enabling the Company to receive percentage rents based on tenants' gross sales, which generally increase as prices rise, and/or, in certain cases, escalation clauses, which generally increase rental rates during the terms of the leases. Such escalation clauses are often related to increases in the consumer price index or similar inflation indexes. In addition, many of the Company's leases are for terms of less than 10 years, which permit the Company to seek to increase rents upon re-rental at market rates if rents are below the then existing market rates. Most of the Company's leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes, insurance and utilities, thereby reducing the Company's exposure to increases in costs and operating expenses resulting from inflation.

Item 8.  Financial Statements and Supplementary Data

The financial statements and supplementary data listed in items
14(a)(1) and 14(a)(2) hereof are incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

None

                         PART III

Item 10.  Directors and Executive Officers of the Company

     This item is incorporated by reference from the definitive proxy statement for the Annual Meeting of Shareholders presently scheduled to be held on June 12, 1997, to be filed pursuant to Regulation 14A.

Item 11.  Executive Compensation

     This item is incorporated by reference from the definitive proxy statement for the Annual Meeting of Shareholders presently scheduled to be held on June 12, 1997, to be filed pursuant to Regulation 14A.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

     This item is incorporated by reference from the definitive proxy statement for the Annual Meeting of Shareholders presently scheduled to be held on June 12, 1997, to be filed pursuant to Regulation 14A.

Item 13.  Certain Relationships and Related Transactions

     This item is incorporated by reference from the definitive proxy statement for the Annual Meeting of Shareholders presently scheduled to be held on June 12, 1997, to be filed pursuant to Regulation 14A.

                          PART IV
Item. 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a)  1.   Financial Statements -                  Form 10-K
          The following consolidated financial    Report Page
          information is included as a separate
          section of this annual report on
          Form 10-K

                      MARK CENTERS TRUST
               INDEX OF FINANCIAL STATEMENTS
Report of Independent Auditors                      F-2
Consolidated Balance Sheets as of
December 31, 1996 and 1995                          F-3
Consolidated Statements of Operations for the
year ended December 31, 1996, 1995 and 1994         F-4
Consolidated Statements of Shareholders'
Equity for the year ended December 31, 1996,
1995 and 1994                                       F-5
Consolidated Statements of Cash Flows for
the year ended December 31, 1996, 1995 and 1994     F-7
Notes to Consolidated Financial Statements          F-10

2.   Financial Statement Schedules
     Schedule III - Real Estate and
     Accumulated Depreciation                       F-32

     All other schedules are omitted since
     the required information is not present
     or is not present in amounts sufficient
     to require submission of the schedule.

3.   Exhibits

Exhibit No.
3.1       Declaration of Trust     Incorporated by reference
          of the Company, as       to the copy thereof filed as
          amended                  an exhibit to the Company's
                                   Form 10-K filed for the fiscal
                                   year ended December 31, 1994

 3.2      By-Laws of the Company   Incorporated by reference to
                                   the copy thereof filed as an
                                   exhibit to the Company's Form
                                   S-11 (File No.33-60008)
                                   ("Form S-11")

10.1      Agreement of Limited     Incorporated by reference to
          Partnership of Mark      the copy thereof filed as an
          Limited Partnership      exhibit to Amendment No. 3 to
                                   the Company's Form S-11

10.2      Loan Agreement           Incorporated by reference to
          between the Company      the copy thereof filed as
          and Metropolitan         exhibit to Amendment No. 3
          Life Insurance           to the Company's Form S-11
          Company

10.3(a)   Loan Agreement           Incorporated by reference to
          between the Company      the copy thereof filed as an
          and Fleet Bank of        exhibit to Amendment No. 3
          Massachusetts, N.A.      to the Company's Form S-11

10.3(b)   First Amended and        Incorporated by reference to
          Restated Loan Agreement the copy thereof filed as an between the Company and exhibit to the Company's Form
          Fleet National Bank      10-K filed for the fiscal
          dated May 30, 1995       year ended December 31, 1995

10.3(c)   Amended Number One to    Incorporated by reference to
          the First Amended and    the copy thereof filed as an
          Restated Assumption,     exhibit to the Company's Form
          Extension and Loan       10-K filed for the fiscal
          Agreement between the    year ended December 31, 1995
          Company and Fleet
          National Bank dated
          December 6, 1995

10.3(d)   Amendment Number Two     Incorporated by reference to
          To First Amended and     the copy thereof filed as an
          Restated Assumption,     exhibit to the Company's Form
          Extension and Loan       10-Q filed for the quarter
          Agreement between the    ended September 30, 1996
          Company and Fleet
          National Bank

10.4      Acquisition Option       Incorporated by reference to
          Agreement between        the copy thereof filed as an
          the Company and          exhibit to Amendment No. 3
          Marvin L. Slomowitz      to the Company's Form S-11

10.5(a)   Option Agreement         Incorporated by reference
          between the Company      to the copy thereof filed
          and the Principal        as an exhibit to Amendment
          Shareholder allowing     No. 3 to the Company's Form
          the Company to acquire   S-11
          certain properties
          from the Principal
          Shareholder

10.5(b)   Amendment to the Option  Incorporated by reference
          Agreement between the    to the copy thereof filed as
          Company and the          an exhibit to the Company's
          Principal Shareholder    Form 10-K filed for the fiscal
                                   year ended December 31, 1993

10.5(c)   Agreement of Sale and    Incorporated by reference to
          Purchase (Hudson, New    the copy thereof filed as an
          York) between the        exhibit to the Company's
          Company and Marvin L.    Form 10-K filed for the fiscal
          Slomowitz dated          year ended December 31, 1995
          February 27, 1996

10.5(d)   Agreement of Sale and    Incorporated by reference to
          Purchase (New Castle,    the copy thereof filed as an
          Pennsylvania) between    exhibit to the Company's
          the Company and          Form 10-K filed for the fiscal
          Marvin L. Slomowitz      year ended December 31, 1995
          dated February 19, 1996

10.5(e)   Termination of Option    Incorporated by reference to
          Agreements between the   the copy thereof filed as an
          Company and the          exhibit to the Company's Form
          Principal Shareholder    10-Q filed for the quarter
          to acquire certain       ended June 30, 1996
          properties

10.5(f)   Option Agreement         Incorporated by reference to
          between the Company      the copy thereof filed as an
          and the Principal        exhibit to the Company's Form
          Shareholder allowing     10-Q filed for the quarter
          the Company to acquire   ended June 30, 1996
          a certain property from
          the Principal Shareholder

10.5(g)   First Amendment to       Incorporated by reference to
          Agreement of Sale and    the copy thereof filed as an
          Purchase (Hudson, NY)    exhibit to the Company's Form
          between the Company      10-Q filed for the quarter
          and Marvin L. Slomowitz  ended June 30, 1996

*10.6(a)  Share Option Plan        Incorporated by reference to
                                   the copy thereof filed as an
                                   exhibit to Amendment No. 3 to
                                   the Company's Form S-11

*10.6(b)  Mark Centers Trust       Incorporated by reference to
          1994 Share Option        the copy thereof filed as an
          Plan                     exhibit to the Company's
                                   Form S-8 filed August 17,
                                   1995

*10.6(c)  Mark Centers Trust       Incorporated by reference to
          1994 Non-Employee        the copy thereof filed as an
          Trustees'Share Option    exhibit to the Company's Form
          Plan                     S-8 filed August 17, 1995

*10.7     Restricted Share Plan    Incorporated by reference to
                                   the copy thereof filed as an
                                   exhibit to Amendment No. 3 to
                                   the Company's Form S-8 filed
                                   June 15, 1994

*10.8     Noncompetition           Incorporated by reference
          Agreement between        to the copy thereof filed as
          Marvin L. Slomowitz      an exhibit to Amendment No. 3
          and the Company          to the Company's Form S-11

*10.9     Form of Severance        Incorporated by reference
          Agreement between the    to the copy thereof filed
          Company and certain      as an exhibit to Amendment
          executive officers       No. 3 to the Company's
                                   Form S-11

10.10     Form of Lock-Up          Incorporated by reference
          Agreement between the    to the copy thereof filed as
          Company and its          an exhibit to Amendment No. 3
          Trustees and             to the Company's Form S-11
          executive officers

10.11     Form of Agreement        Incorporated by reference
          of Purchase and Sale     to the copy thereof filed as
          for the properties       an exhibit to Amendment No. 3
                                   to the Company's Form S-11

10.12     Form of Lease for        Incorporated by reference to
          headquarters             the copy thereof filed as an
                                   exhibit to Amendment No. 3
                                   to the Company's Form S-11

10.13(a)  Management Agreements    Incorporated by reference to
                                   the copy thereof filed as an
                                   exhibit to Amendment No. 3
                                   to the Company's Form S-11

10.13(b)  Termination of           Incorporated by reference to
          Management Agreements    the copy thereof filed as an
                                   exhibit to the Company's Form
                                   10-Q filed for the quarter
                                   ended June 30, 1996

10.14     Form of Registration     Incorporated by reference
          Rights Agreement         to the copy thereof filed as
                                   an exhibit to Amendment No. 4
                                   to the Company's Form S-11

10.15     Agreement of Purchase    Incorporated by reference
          and Sale between Mark    to the copy thereof filed as
          Centers Limited          an exhibit to the Company's
          Partnership,             Form 8-K filed on
          a Delaware limited       December 30, 1993
          partnership and
          Manahawkin Route 72 L.P.
          dated November 23, 1993

10.16     Agreement of Purchase    Incorporated by reference
          and Sale between Mark    to the copy thereof filed as
          Centers Limited          an exhibit to the Company's
          Partnership, a           Form 8-K filed on
          Delaware limited         December 30, 1993
          partnership, and
          Twenty-Fifth
          Street Associates, L.P.
          dated November 23, 1993

10.17(a)  Loan Agreement           Incorporated by reference
          between the Company      to the copy thereof filed as
          and Mellon Bank, N.A.    an exhibit to the Company's
                                   Form 10-K filed for the fiscal
                                   year ended December 31, 1994

10.17(b)  First Amendment to       Incorporated by reference
          Revolving Credit Loan    to the copy thereof filed as
          Agreement between the    an exhibit to the Company's
          Company and Mellon       Form 10-K filed for the fiscal
          Bank, N.A. dated         year ended December 31, 1995
          November 15, 1995

10.17(c)  Second Amendment to      Incorporated by reference
          Revolving Credit Loan    to the copy thereof filed as
          Agreement between the    an exhibit to the Company's
          Company and Mellon       Form 10-K filed for the fiscal
          Bank, N.A. dated         year ended December 31, 1995
          February 29, 1996

10.17(d)  Third Amendment To       Incorporated by reference to
          Revolving Credit Loan    the copy thereof filed as an
          Agreement between the    exhibit to the Company's Form
          Company and Mellon       10-Q filed for the quarter
          Bank, N.A.               ended September 30, 1996

10.18     Form of Loan Agreement   Incorporated by reference
          together with Form of    to the copy thereof filed as
          First Mortgage and       an exhibit to the Company's
          Security Agreement       Form 10-K filed for the fiscal
          between the Company and year ended December 31, 1995 John Hancock Mutual Life
          Insurance Company dated
          March 15, 1995

10.19     Construction Loan        Incorporated by reference
          Agreement between the    to the copy thereof filed as
          Company and Mellon Bank, an exhibit to the Company's N.A. dated November 15, Form 10-K filed for the fiscal
          1995                     year ended December 31, 1995

10.20(a)  Loan Agreement between   Incorporated by reference
          the Company and          to the copy thereof filed as
          Firstrust Bank dated     an exhibit to the Company's
          December 21, 1995        Form 10-K filed for the fiscal
                                   year ended December 31,1995

10.20(b)  Amendment to Mortgage    Incorporated by reference to
          and Assignments of       the copy thereof filed as an
          Rents and Leases between exhibit to the Company's Form
          the Company and          10-Q filed for the quarter
          Firstrust Bank           ended June 30, 1996

10.21(a)  Promissory Note          Incorporated by reference to
          Agreement between the    the copy thereof filed as an
          Company and First        exhibit to the Company's Form
          Federal Savings Bank     10-Q filed for the quarter
          of New Smyrna            ended June 30, 1996

10.21(b)  Mortgage Deed and        Incorporated by reference to
          Security Agreement       the copy thereof filed as an
          between the Company and  exhibit to the Company's Form
          First Federal Savings    10-Q filed for the quarter
          Bank of New Smyrna       ended June 30, 1996

10.22(a)  Indenture of Mortgage,   Incorporated by reference to
          Deed of Trust, Security  the copy thereof filed as an
          Agreement, Financing     exhibit to the Company's Form
          Statement, Fixture       10-Q filed for the quarter
          Filing and Assignment    ended September 30, 1996
          of Leases, Rents and
          Security Deposits
          between the Company
          and Morgan Stanley
          Mortgage Capital, Inc.

10.22(b)  Mortgage Note between    Incorporated by reference to
          the Company and Morgan   the copy thereof filed as an
          Stanley Mortgage         exhibit to the Company's Form
          Capital, Inc.            10-Q for the quarter
                                   ended September 30, 1996

10.23(a)  Construction Loan        Incorporated by reference to
          Agreement between the    the copy thereof filed as an
          Company and First        exhibit to the Company's Form
          Western Bank             10-Q filed for the quarter
                                   ended September 30, 1996

10.23(b)  Mortgage Note between    Incorporated by reference to
          the Company and First    the copy thereof filed as an
          Western Bank             exhibit to the Company's Form
                                   10-Q filed for the quarter
                                   ended September 30, 1996

10.24(a)  Open-End Mortgage,
          Security Agreement,
          Future Filing, Financing
          Statement and Assignment
          of Leases and Rents
          between the Company
          and Anchor National Life
          Insurance Company

10.24(b)  Promissory Note between
          the Company and Anchor
          National Life Insurance
          Company

10.25     Agreement of Sale
          of Newberry Plaza
          between Mark Centers
          Limited Partnership,
          a Delaware limited
          partnership, and
          Ronnie W. Cromer,
          William B. Rush,
          Earl H. Berger, Jr.
          Rodney S. Griffin and
          William W. Reiser, Jr.

10.26(a)  Loan Agreement dated
          March 4, 1997 by and
          between Mark Northwood
          Associates, Limited
          Partnership, a Florida
          limited partnership,
          and Nomura Asset
          Capital Corporation

10.26(b)  Promissory Note dated
          March 4, 1997 between
          Mark Northwood Associates,
          Limited Partnership, a
          Florida limited
          partnership, and Nomura
          Asset Capital Corporation

10.26(c)  Leasehold Mortgage,
          Assignment of Rents,
          Security Agreement and
          Fixture Filing by Mark
          Northwood Associates,
          Limited Partnership, a
          Florida limited partnership,
          to Nomura Asset Capital
          Corporation dated March
          4, 1997

21        List of Subsidiaries
          of Mark Centers Trust

23        Consent of Independent
          Auditors to Form S-3
          and Form S-8

27        Financial Data Schedule
          (EDGAR filing only)


     * Constitutes a compensatory plan or arrangement required to be filed as an exhibit to this Form.

(b)  Reports on Form 8-K

No reports on Form 8-K were filed by the Company for the quarter ended December 31, 1996.

                         SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.
                     MARK CENTERS TRUST
                         (Registrant)

                 By: /s/ Marvin L. Slomowitz
                         Marvin L. Slomowitz
                         Chief Executive Officer
Dated:  March 24, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                Title                      Date
/s/Marvin L. Slomowitz Chief Executive Officer  March 24, 1997
  (Marvin L. Slomowitz)and Trustee (Principal
                       Executive Officer)

/s/Joshua Kane         Senior Vice President    March 24, 1997
  (Joshua Kane)        Chief Financial Officer
                       and Treasurer (Principal
                       Financial and Accounting
                       Officer)

/s/Harvey Shanus       Trustee                  March 24, 1997
  (Harvey Shanus)

/s/Marvin J. Levine    Trustee                  March 24, 1997
  (Marvin J. Levine Esq)

/s/Joseph L.Castle,II  Trustee                  March 24, 1997
  (Joseph L. Castle, II)

/s/John Vincent Weber  Trustee                  March 24, 1997
  (John Vincent Weber)

/s/Lawrence J. Longua  Trustee                  March 24, 1997
  (Lawrence J. Longua)

                           EXHIBIT INDEX

     The following is an index to all exhibits filed with the Annual Report on Form 10-K other than those incorporated by reference herein:

Exhibit Number         Description                     Page

10.24(a)  Open-End Mortgage,
          Security Agreement,
          Future Filing, Financing
          Statement and
          Assignment of Leases and
          Rents between the Company
          and Anchor National Life
          Insurance Company

10.24(b)  Promissory Note between
          the Company and Anchor
          National Life Insurance
          Company

10.25     Agreement of Sale
          between Mark Centers
          Limited Partnership,
          a Delaware limited
          partnership, and
          Ronnie W. Cromer,
          William B. Rush,
          Earl H. Berger, Jr.
          Rodney S. Griffin and
          William W. Reiser, Jr.

10.26(a)  Loan Agreement dated
          March 4, 1997 by and
          between Mark Northwood
          Associates, Limited
          Partnership, a Florida
          limited partnership,
          and Nomura Asset
          Capital Corporation

10.26(b)  Promissory Note dated
          March 4, 1997 between
          Mark Northwood Associates,
          Limited Partnership, a
          Florida limited
          partnership, and Nomura
          Asset Capital Corporation

10.26(c)  Leasehold Mortgage,
          Assignment of Rents,
          Security Agreement and
          Fixture Filing by Mark
          Northwood Associates,
          Limited Partnership, a
          Florida limited partnership,
          to Nomura Asset Capital
          Corporation dated March
          4, 1997

21        List of Subsidiaries
          of Mark Centers Trust

23        Consent of Independent
          Auditors to Form S-3
          and Form S-8

27        Financial Data Schedule
          (EDGAR filing only)

                         MARK CENTERS TRUST
                   INDEX TO FINANCIAL STATEMENTS

I.   MARK CENTERS TRUST

     Report of Independent Auditors                    F-2
     Consolidated Balance Sheets as of
     December 31, 1996 and 1995                        F-3
     Consolidated Statements of Operations
     for the years ended December 31, 1996,
     1995 and 1994                                     F-4
     Consolidated Statements of Shareholders'
     Equity for the years ended December 31, 1996,
     1995 and 1994                                     F-5
     Consolidated Statements of Cash Flows for
     the years ended December 31, 1996, 1995
     and 1994                                          F-7
     Notes to Consolidated Financial Statements        F-10
     Schedule III - Real Estate and Accumulated
     Depreciation                                      F-32

                    REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Trustees of
Mark Centers Trust

We have audited the accompanying consolidated balance sheets of Mark Centers Trust (a Maryland Trust) and subsidiaries (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mark Centers Trust and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                   ERNST & YOUNG LLP
New York, New York
March 5, 1997

                       MARK CENTERS TRUST
                  CONSOLIDATED BALANCE SHEETS
      (Dollars in thousands, except for per share amounts)
                                           December 31,
     ASSETS                            1996           1995
Rental property-at cost
Land                                $ 31,084         $ 25,270
Buildings and improvements           271,423          258,827
Construction in progress               4,904            7,060
                                    --------         --------
                                     307,411          291,157
Less accumulated depreciation         72,956           61,269
                                    --------         --------
     Net rental property             234,455          229,888
Cash and cash equivalents              3,912            3,068
Rents receivable-less allowance
  for doubtful accounts of
  $544 and $509, respectively          4,956            5,200
Prepaid expenses                       1,421            1,352
Due from related parties                 203              384
Furniture, fixtures, and
  equipment, net                         570              796
Deferred charges, net                  9,034            4,905
Tenant security and other
  deposits                             3,966            3,922
                                    --------         --------
                                    $258,517         $249,515
                                    ========         ========
     LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Mortgage notes payable              $156,772         $107,975
Lines of credit                       16,051           43,853
Accounts payable and accrued
  expenses                             9,397            7,058
Distributions payable                  3,662               --
Payable to Principal Shareholder       3,050            6,156
Rents received in advance and
  tenant security deposits             2,027            1,466
                                    --------         --------
     Total Liabilities               190,959          166,508
                                    --------         --------
Minority interest                     10,752           13,228
Commitments and contingencies             --               --

Shareholders' Equity:
Common stock, $.001 par value,
  authorized 50,000,000 shares,
  issued and outstanding, 8,548,817
  and 8,543,452 shares,
  respectively                             9                9
Additional paid-in capital            57,521           69,770
Deficit                                 (724)              --
                                    --------         --------
     Total Shareholders' Equity       56,806           69,779
                                    --------         --------
                                    $258,517         $249,515
                                    ========         ========

                    See accompanying notes

                      MARK CENTERS TRUST
                CONSOLIDATED STATEMENTS OF OPERATIONS
          (Dollars in thousands, except per share amounts)
                                     Year ended December 31,
                                  1996        1995         1994
Revenue
Minimum rents                  $ 33,695    $ 32,740     $ 27,543
Percentage rents                  2,795       3,340        2,505
Expense reimbursements            6,559       6,431        5,220
Other                               747         821        1,065
                                -------     -------      -------
Total revenue                    43,796      43,332       36,333
                                -------     -------      -------
Expenses
Property operating                9,772       8,834        7,793
Real estate taxes                 5,285       4,789        3,897
Depreciation and amortization    13,398      11,820        9,066
General and administrative        2,811       2,751        3,107
                                -------     -------      -------
Total operating expenses         31,266      28,194       23,863
                                -------     -------      -------
Operating income                 12,530      15,138       12,470
Interest and financing
  expense                       (12,733)    (10,598)      (5,763)
Gain on sale of land                 21          93          305
Adjustment to carrying value
  of property held for sale        (392)         --           --
                                -------     -------      -------
(Loss) income before
  extraordinary item and
  minority interest                (574)      4,633        7,012
Extraordinary item-write-off
  of deferred financing costs      (190)         --           --
                                -------     -------      -------
                                   (764)      4,633        7,012
Minority interest                    40        (833)      (1,222)
                                -------     -------      -------
Net (loss) income               $  (724)    $ 3,800      $ 5,790
                                =======     =======      =======
Net (loss)income per common share:
(Loss) income before
  extraordinary item            $  (.06)    $   .44      $   .68
Extraordinary item                 (.02)         --           --
                                -------     -------      -------
Net (loss) income               $  (.08)    $   .44      $   .68
                                =======     =======      =======
                     See accompanying notes
                               F-4

                                                           MARK CENTERS TRUST
                                             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                             (Dollars in thousands, except per share amounts)

                                 Shares of                                      Retained           Total
                                 Common          Common        Additional Paid  Earnings       Shareholders'
                                 Stock           Stock           in Capital     (Deficit)          Equity
Balance, December 31, 1993    8,530,000           $9             $84,597       $     --         $84,606

Payments of additional share
  issuance costs                    --            --                (29)             --            (29)
Issuance of shares pursuant to
  the Company's restricted
  share plan                     6,765            --                100              --            100
Income before minority interest     --            --                 --          7,012           7,012
Distributions paid to the
 limited partner of the
 Operating Partnership              --            --                 --         (2,440)         (2,440)
Dividends paid from accumulated
  earnings ($0.39 per share)        --            --                 --         (3,350)         (3,350)
Dividends paid in excess of
  accumulated earnings
  ($1.05 per share)                 --            --             (8,938)            --          (8,938)
Minority interest's equity          --            --              2,444         (1,222)          1,222
                            ----------           ---            -------         -------        -------
Balance,
December 31, 1994            8,536,765             9             78,174             --          78,183

Issuance of shares pursuant to
  the Company's restricted share
  plan                           6,687            --                 93              --             93
Issuance of Operating Partnership
  Units in connection with the
  acquisition of property           --            --                (20)             --            (20)
Income before minority interest     --            --                 --           4,633          4,633
Distributions paid to limited
  partners of the Operating
  Partnership                       --            --                 --          (2,452)        (2,452)
Dividends paid from accumulated
  earnings ($0.16 per share)        --            --                 --          (1,348)        (1,348)



                                                          MARK CENTERS TRUST
                                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                          (Dollars in thousands, except per share amounts)

                             Shares of                                                            Total
                             Common             Common      Additional Paid      Retained      Shareholders'
                             Stock              Stock          in Capital        Earnings         Equity
   Dividends paid in excess of
  accumulated earnings
  ($1.28 per share)                 --            --            (10,949)             --        (10,949)

Minority interest's equity          --            --              2,472           (833)          1,639
                            ----------           ---            -------         -------        -------
Balance,
 December 31, 1995           8,543,452             9             69,770             --          69,779

Issuance of shares pursuant to
  the Company's restricted share
  plan                           5,365            --                 57              --             57

Loss before minority interest       --            --                 --            (764)          (764)

Distributions paid or declared
  to limited partners of the
  Operating Partnership             --            --             (2,435)             --         (2,435)

Dividends paid or declared in
  excess of accumulated earnings
  ($1.44 per share)                 --            --            (12,306)             --        (12,306)


Minority interest's equity          --            --              2,435              40          2,475
                            ----------           ---            -------         -------        -------

Balance, December 31, 1996   8,548,817            $9            $57,521          $(724)        $56,806
                            ==========           ===            =======         =======        =======


                                                       See accompanying notes


                                                          MARK CENTERS TRUST
                                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Dollars in thousands, except per share amounts)
                                                                      YEAR ENDED DECEMBER 31,
                                                                 1996            1995          1994
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)income                                                  $(724)        $ 3,800        $ 5,790
  Adjustments to reconcile net (loss) income
  to net cash provided by operating activities:
  Gain on sale of land                                              (21)            (93)          (305)
  Depreciation and amortization of leasing costs                 12,483          10,993          8,162
  Amortization of deferred financing costs                          915             827            904
  Write-off of deferred financing costs                             190             --              --
  Adjustment to carrying value of property held for sale            392             --              --
  Minority interest                                                 (40)            833          1,222
  Provision for bad debts                                           972             721            495
  Other                                                              57              93            100
                                                                -------         -------        -------
                                                                 14,224          17,174         16,368
Net changes in operating assets and liabilities:
 Rents receivable                                                  (580)         (1,846)        (1,806)
 Prepaid expenses                                                   (69)           (387)           211
 Due from related parties                                            31             408           (503)
 Tenant security and other deposits                                 645            (820)           (84)
 Accounts payable and accrued expenses                             (756)          1,656         (1,193)
 Rents received in advance and tenants security deposits            561              51            491
                                                                -------         -------        -------
   Net cash provided by operating activities                     14,056          16,236         13,484
                                                                -------         -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Expenditures for real estate and improvements                  (19,737)        (19,260)       (40,619)
 Acquisition of properties                                           --              --        (24,049)
 Net change in accounts payable related to
  construction-in-progress                                        3,095          (2,411)         4,084
 Payment to Principal Shareholder for acquisition of land            --          (1,500)            --
 Deferred leasing and other charges                              (3,399)         (1,650)          (294)
 Expenditures for furniture, fixtures and equipment                  (4)           (139)          (535)
 Proceeds from sale of land                                          22             105            325
                                                                -------         -------        -------
   Net cash used in investing activities                        (20,023)        (24,855)       (61,088)



                                                         MARK CENTERS TRUST
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (Dollars in thousands)

                                                                       YEAR ENDED DECEMBER 31,
                                                                 1996            1995          1994
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net payment for debt service escrow                              (688)         (2,014)            --
  Payment of underwriting fees and share issuance costs              --              --            (29)
  Principal payments on mortgages                               (40,622)        (49,491)       (13,280)
  Payment of deferred finance costs                              (2,415)           (770)        (1,751)
  Proceeds received on mortgage notes                            61,617          75,690         76,112
  Dividends paid                                                 (9,229)        (12,297)       (12,288)
  Distributions paid to Principal Shareholder                    (1,852)         (2,452)        (2,440)
                                                                -------         -------        -------
   Net cash provided by financing activities                      6,811           8,666         46,324
                                                                -------         -------        -------
Increase (decrease) in cash and cash equivalents                    844              47         (1,280)
Cash and cash equivalents, beginning of period                    3,068           3,021          4,301
                                                                -------         -------        -------
Cash and cash equivalents, end of period                         $3,912          $3,068        $ 3,021
                                                                =======         =======        =======
Supplemental Disclosures of Cash Flow Information:

Cash paid during the year for interest, net of amounts
 capitalized of $897, $978 and $1,065, respectively             $12,950         $10,172        $ 5,155
                                                                =======         =======        =======


Supplemental disclosures of non-cash investing and
financing activities:
Distributions of $3,078 and Operating Partnership distributions of $584 had been declared but not paid as of December 31, 1996.










                                                               MARK CENTERS TRUST
                                                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                                             (Dollars in thousands)





In connection with the exercise of the Company's options to acquire and develop certain properties and the subsequent transactions as a result of certain resolutions with the Principal Shareholder, the following assets and liabilities were recorded:
                                                                        YEAR ENDED DECEMBER 31,
                                                                 1996            1995          1994

Contingent liability due to Principal Shareholder               $(6,156)        $(8,133)         $2,331
Establishment of note payable to the Principal Shareholder        3,031              --              --
                                                                -------          ------         -------
Net (decrease) increase in cost of property acquired            $(3,125)        $(8,133)         $2,331
                                                                =======         =======         =======
In connection with the acquisition of the Plaza 15 Shopping Center, the following assets and liabilities were recorded:

Assumption of mortgage                                                           $1,219
Application of balance due the Company under the ground lease                       196
Operating Partnership Units issued                                                   20
Cash received                                                                       (46)
                                                                                -------
Cost of property acquired                                                        $1,389
                                                                                =======




                                                     See accompanying notes





                           MARK CENTERS TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Dollars in thousands, except per share amounts)

1. Organization and Summary of Significant Accounting Policies, Formation of the Company, Initial Public Offering and Basis of Presentation
Mark Centers Trust (the "Company") was formed as a Maryland Real Estate Investment Trust on March 4, 1993 by Marvin L. Slomowitz (the "Principal Shareholder"), the principal owner of Mark Development Group (the "Predecessor"), to continue the business of the Predecessor in acquiring, developing, renovating, owning and operating shopping center properties. The Company effectively commenced operations on June 1, 1993 with the completion of its initial public offering, whereby it issued 8,350,000 common shares to the public at an initial public offering price of $19.50 per share (the "Offering"). The proceeds from the Offering were used to repay certain property-related indebtedness, for costs associated with the Offering and the transfer of the properties to the Company and for working capital. The acquisition of the properties was recorded by the Company at the historical cost reflected in the Predecessor's financial statements since these transactions were conducted with entities deemed to be related parties. The Company currently owns and operates 39 properties consisting of 34 neighborhood and community shopping centers, three enclosed malls and two mixed-use (retail/office space) properties. All of the Company's assets are held by, and all of its operations are conducted through Mark Centers Limited Partnership (the "Operating Partnership") and its majority owned partnerships. The Company as of December 31, 1996 controlled, as the sole general partner, 84% of the Operating Partnership. The Company will at all times be the sole general partner of, and owner of a 51% or greater interest in, the Operating Partnership. In excess of 99% of the minority interest in the Operating Partnership is owned by the Principal Shareholder who is the principal limited partner of the Operating Partnership.

Acquisition of Properties
On July 14, 1995, the Company acquired the equitable interest in the building and other improvements constituting the Plaza 15 Shopping Center, located in Lewisburg, Pennsylvania. The equitable interest in the land had already been assigned to the Company by the Principal Shareholder in the Offering in exchange

                           MARK CENTERS TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Dollars in thousands, except per share amounts)

Acquisition of Properties, continues
for Operating Partnership Units ("OP Units"). The Company paid $1,389 for the equitable interest in the building and improvements held by an unrelated third party under an industrial development authority installment sales agreement through the issuance of 2,000 OP Units, the assumption of $1,219 of mortgage debt and the application of other amounts due the Company.

In May 1995, the Company and Principal Shareholder agreed to terminate an acquisition option which was obtained concurrent with the Offering to acquire property in New Castle, Pennsylvania. In lieu of the option the Company purchased the property from the Principal Shareholder in February 1996 for $4,495.

On December 27, 1994, the Company exercised its option to acquire land in Pittston Township, Pennsylvania from the Principal
Shareholder for $1,500.

On October 6, 1994, the Company purchased two community shopping centers, the Shillington Plaza Shopping Center located in Reading, Pennsylvania, and the Auburn Plaza located in Auburn, Maine, for a total of $17,200. On May 25, 1994, the Company acquired the Berlin Shopping Center located in Berlin, New Jersey for $6,500. Had these properties been acquired as of January 1, 1994 the Company's net income for the year ended December 31, 1994 would have been approximately $6,154.

On April 28, 1994, the Company exercised an option which was obtained concurrent with the Offering to acquire the Route 6 Mall in Honesdale, Pennsylvania from the Principal Shareholder. The Company had previously exercised two other options with the Principal Shareholder to acquire the Bradford Towne Centre in Towanda, Pennsylvania and the Columbia Towne Centre in Hudson, New York in 1993. In February of 1996, in an effort to eliminate the potential conflicts of interest between the Company and the Principal Shareholder in the context of these acquisition options, the Board of Trustees and Principal Shareholder terminated all acquisition options, the Principal Shareholder repurchased the Columbia Towne Centre from the Company for $3,065, and the Company paid a total of $1,600 for the Bradford Towne Centre and Route 6 Mall. (See note 4)

                           MARK CENTERS TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Dollars in thousands, except per share amounts)

Principles of Consolidation
The consolidated financial statements of Mark Centers Trust include the accounts of the Company and its majority owned partnerships, including the Operating Partnership. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates
The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Properties
Real estate assets are stated at cost less accumulated depreciation. Such carrying amounts would be adjusted, if necessary, to reflect any impairment in the value of the assets. Expenditures for acquisition, development construction and improvement of properties, as well as significant renovations are capitalized. Interest costs are capitalized until construction is substantially complete. Depreciation is computed on the straight-line method over estimated useful lives of thirty to forty years for buildings and the shorter of the useful life or lease term of improvements, furniture, fixtures and equipment. Expenditures for maintenance and repairs are charged to operations as incurred.

Deferred Costs
Fees and costs incurred in the successful negotiation of leases have been deferred and are being amortized on a straight-line basis over the terms of the respective leases. Fees and costs incurred in connection with obtaining financing have been deferred and are being amortized over the term of the related debt obligation.

                      MARK CENTERS TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Dollars in thousands, except per share amounts)

Revenue Recognition
Leases with tenants are accounted for as operating leases. Minimum annual rentals are generally recognized on a straight-line basis over the term of the respective lease. As of December 31, 1996 and 1995, unbilled rents receivable were $1,476 and $1,359, respectively. Contingent rents based on percentage rents are accrued based on historical tenant sales.

Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

Minority Interest
In excess of 99% of the minority interest represents the Principal Shareholder's 16% interest as a limited partner of the Operating Partnership. Such interest is held in the form of OP Units which are exchangeable on an equivalent basis with common shares. The remaining interest is the result of the issuance of OP Units to an unrelated third party related to the acquisition of a property.

Income Taxes
The Company has made an election to be taxed, and believes it qualifies as a real estate investment trust ("REIT) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. A REIT will generally not be subject to federal income taxation on that portion of its income that qualifies as REIT taxable income to the extent that it distributes at least 95% of its taxable income to its shareholders and complies with certain other requirements. Accordingly, no provision has been made for federal income taxes for the Company in the accompanying consolidated financial statements. The Company is subject to state income or franchise taxes in certain states in which some of its properties are located. These state taxes, which in total are not significant, are recorded as general and administrative expenses in the accompanying consolidated financial statements.

                       MARK CENTERS TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Dollars in thousands, except per share amounts)

Per Share Data
Primary earnings per share for the years ended December 31, 1996, 1995 and 1994 are computed based upon 8,560,415, 8,563,466 and
8,563,529 shares outstanding, respectively, which represents the weighted average number of shares outstanding during the periods.

Fully diluted earnings per share is based on an increased number of shares that would be outstanding assuming the exercise of share options at the market price at the end of the period.
Since fully diluted earnings per share is not materially dilutive or anti-dilutive, such amounts are not presented.

Reclassifications
Certain 1995 and 1994 amounts were reclassified to conform with the 1996 presentation.

2. Deferred Charges
Deferred charges consist of the following as of December 31, 1996 and 1995:

                                  1996           1995
Deferred financing costs         $5,822         $4,617
Deferred leasing costs            7,063          4,362
                                 ------         ------
                                 12,885          8,979
Accumulated amortization         (3,851)        (4,074)
                                 ------         ------
                                 $9,034         $4,905
                                 ======         ======

                       MARK CENTERS TRUST
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except per share amounts)

3.   Mortgage Loans
Mortgage Notes Payable
At December 31, 1996, mortgage notes payable aggregated $156,772 and were collateralized by 32 properties and related tenant leases. Interest rates ranged from 7.7% to 9.25%. Mortgage payments are due in monthly installments of principal and/or interest and mature at various dates through 2021. The loan agreements contain customary representations, covenants and events of default. Certain loan agreements require the Company to comply with certain affirmative and negative covenants, including the maintenance of certain debt service coverage and leverage ratios. Additionally, the Principal Shareholder has personally guaranteed the repayment of mortgage loans with an aggregate balance of $41,000 at December 31, 1996 without consideration from the Company.

On December 20, 1996, the Company obtained $4,100 in fixed rate financing from Anchor National Life Insurance Company. The mortgage loan is secured by one property, requires payment of interest at 7.93% and principal amortized over a 22 year period, and matures
January 1, 2004.

On October 4, 1996 , the Company closed on $45,930 in fixed rate financing from Morgan Stanley Mortgage Capital, Inc. ("Morgan Stanley"). The non-recourse mortgage loan, which matures in November 2021, is secured by mortgages on 17 of the Company's properties, bears interest at 8.84%, requires monthly payments of interest and principal amortized over 25 years, and requires the Company to comply with certain affirmative and negative covenants. Of the proceeds from the financing, $33,616 was used to retire existing debt, $1,062 for financing costs, $2,847 was held in escrow as of December 31, 1996, and the remaining proceeds were used for property investment and working capital.

On September 27, 1996 the Company completed a closing on a construction loan with First Western Bank, N.A. in the maximum amount of $12,000 which is secured by a mortgage on the Union Plaza in New Castle, Pennsylvania. As of December 31, 1996, the Company had $4,000 outstanding on this facility with an additional $1,000 available upon the execution of certain additional leases. The remaining $7,000 will be made available upon the Company issuing an irrevocable letter of credit for $7,000. During the construction period, the loan bears interest

                       MARK CENTERS TRUST
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except per share amounts)

Mortgage Notes Payable, continued
at the lender's prime rate plus 1%. Following the construction period, the Company has the option to convert the loan from a variable rate of interest to a fixed rate, upon which principal will be amortized on a monthly basis over a 15 year period. The loan matures on March 1, 2013. The Company is subject to certain affirmative and negative covenants.

Lines of Credit
As a result of the Morgan Stanley financing, the Company amended its existing revolving credit facilities. The Company used $8,105 of the proceeds of the Morgan Stanley facility to partially repay its facility with Fleet Bank of Massachusetts, N.A. ("Fleet Bank"). The Fleet Bank facility was then amended by reducing the maximum line of credit to $12,000, releasing three properties formerly mortgaged as security (which properties were then used to secure the Morgan Stanley loan) and modifying certain covenants. The Company currently has $10,155 outstanding under the Fleet Bank facility which is now secured by three properties and matures May 31, 1997. The remaining $1,845 under the facility is currently unavailable as it is subject to certain occupancy requirements at the Ledgewood Mall property. Advances under the facility bear interest at LIBOR plus 200 basis points or the prime rate established by Fleet Bank plus 1/4%, and are recourse to the Company and are guaranteed by the Principal Shareholder without consideration from the Company.

Following the repayment of $16,555 with proceeds from the Morgan Stanley financing, the Company's facility with Mellon Bank, N.A. ("Mellon Bank") was amended by reducing the available facility to $3,812 with no additional obligation by Mellon Bank to advance any additional loan amounts, releasing five properties formerly mortgaged as security (which properties were then used to secure the Morgan Stanley loan), requiring the amortization of principal through the extended maturity date of April 2, 1998 and modifying certain affirmative and negative covenants. The Company currently has $3,396 outstanding under the facility which bears interest at LIBOR plus 200 basis points or the prime rate established by Mellon Bank plus 1/2% and is secured by one property.

Upon the repayment of $5,000, three properties formerly mortgaged as security for the Company's facility with Firstrust Bank were released (which properties were then used to secure the Morgan Stanley loan) and the maximum loan amount was reduced to the current outstanding balance of $2,500. The facility bears interest at the higher of 8.75% or the prime rate established by Firstrust Bank plus 1/2%, requires the monthly payment of principal through the maturity date of June 30, 1997 and is secured by one property.
                              F-16

                                                           MARK CENTERS TRUST
                                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                         (Dollars in thousands)

3.  Mortgage Loans, continued

The following table summarizes lines of credit and mortgage indebtedness as of December 31, 1996 and 1995:

                                                                                                Monthly
                          December 31,  December 31,  Interest          Maturity    Properties  Payment
                             1996          1995         Rate               Date     Encumbered  Terms
Lines of credit-variable rate
Fleet Bank of Massachusetts,NA $10,155     $17,808   LIBOR + 200 basis    May 31, 1997  (1)     (10)
                                                     points/Prime+1/4%

Mellon Bank, NA                  3,396      22,295   LIBOR + 200 basis    April 2, 1998 (2)     (11)
                                                     points/Prime+1/2%

Firstrust Savings Bank           2,500       3,750   8.750%/Prime+1/2%    June 30, 1997
                               -------     -------
Total-lines of credit           16,051      43,853
                               -------     -------

Construction loan-variable rate
Mellon Bank, NA                     --       2,191
First Western Bank, NA           4,000          --         9.250%      March 1, 2013    (4)     (10)

Mortgage notes payable-fixed
 rate Metropolitan Life
 Insurance Company              41,000      41,000         7.750%      June 1, 2000     (5)     (10)
Morgan Stanley Mortgage Capital 45,845          --         8.840%    November 1, 2021   (6)     $380 (11)
 Anchor National Life
 Insurance Company               4,100          --         7.930%     January 1, 2004   (7)     $33  (10)
Provident Mutual Life
Insurance Company                 --         1,075
Northern Life Insurance Company  3,829       4,016         7.700%    December 1, 2008   (8)      $41  (11)
Bankers Security Life            2,641       2,770         7.700%    December 1, 2008   (8)      $28  (11)
John Hancock Mutual Life
 Insurance Co.                  55,357      55,754         9.110%      April 1, 2000    (9)      $455 (11)
Roosevelt Bank                      --       1,169
                               -------     -------
Total-mortgage notes payable   156,772     107,975
                               -------     -------
                              $172,823    $151,828
                              ========    ========
                                                                  F-17


                                                           MARK CENTERS TRUST
                                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                         (Dollars in thousands)

3. Mortgage Loans, continued
                                                                              <C<

Notes:
(1) Searstown Mall                    (6) Midway Plaza                        (7) Pittston Plaza
    Wesmark Plaza                         Northside Mall
    Northwood Centre                      New Smyrna Beach                    (8) Manahawkin Shopping Center
                                          Cloud Springs Plaza
(2) Auburn Plaza                          Troy Plaza                          (9) New Loudon Centre
                                          Martintown Plaza                        Ledgewood Mall
(3) Mark Plaza                            Kings Fairgrounds                       Plaza 422
                                          Shillington Plaza                       Berlin Shopping Center
(4) Union Plaza                           Dunmore Plaza                           Route 6 Mall
                                          Kingston Plaza                          Tioga West
(5) Valmont Plaza                         Twenty Fifth Street Shopping Center     Bradford Towne Centre
    Luzerne Street Plaza                  Circle Plaza
    Green Ridge Plaza                     Mountainville Plaza                 (10) Interest only monthly
    Crescent Plaza                        Plaza 15
    East End Centre                       Birney Plaza                        (11) Monthly principal
                                          Monroe Plaza                             and interest
                                          Ames Plaza














                           MARK CENTERS TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in thousands, except per share amounts)

3. Mortgage Loans, continued
The scheduled maturities of all mortgage indebtedness as of
December 31, 1996 are as follows:
           1997                      $ 14,603
           1998                         4,336
           1999                         1,640
           2000                        96,139
           2001                         1,322
     Thereafter                        54,783
                                     --------
                                     $172,823
                                     ========
Of the $14,603 scheduled to mature in 1997, $10,155 was repaid in March of 1997 in connection with new financing (see note 18).

4. Related Party Transactions
As of December 31, 1996 and 1995 amounts due from related parties consisted of the following:
                                                    December 31,
                                                 1996        1995
Accrued management fees due from
 the Principal Shareholder for
 certain operating properties
 owned by the Principal Shareholder            $ --          $ 58
Accrued ground rent and management fees
 due from Blackman Plaza Partners               232           260
Other net amounts due (to) from
 Principal Shareholder                          (29)           66
                                              -----         -----
                                               $203          $384
                                              =====         =====

Included in other income are management fees earned on properties owned by the Principal Shareholder or affiliates which for the years ended December 31, 1996, 1995 and 1994 aggregated $36, $166 and $228, respectively.

Included in rental income is rent earned pursuant to a ground lease on Blackman Plaza, a limited partnership in which the Principal Shareholder is the sole general partner (owning a one percent economic interest), which for the years ended December 31, 1996, 1995 and 1994 aggregated $0, $140 and $140, respectively.  The Company has not recognized income in 1996 due

                           MARK CENTERS TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in thousands, except per share amounts)

4.  Related Party Transactions, continued
to the lessee's inability to pay the ground rent as a result of insufficient cash flow from the property. The lease, which expires in the year 2051, provides the Company ("Lessor") with an option, exercisable between January 2, 1997 and August 2, 2001, to purchase the lessee's interests in the shopping center. In the event the Lessor's option is not exercised prior to August 2, 2001, the lessee may, until and including December 1, 2002, require the Lessor to purchase its interest in the shopping center, thereby terminating the ground lease. In addition, the ground lease provides the lessee with an option, exercisable at any time, to purchase the leased premises from the Lessor. The purchase price with respect to each of the above options is defined in the lease and is no less than the fair market value of the premises.

Concurrent with the Offering, the Company obtained acquisition options ("Acquisition Options") to acquire six properties under development from the Principal Shareholder (the "Development Properties"), which were in various stages of the development process. As of December 31, 1995, the Company had exercised three of these options for the Bradford Towne Centre in Towanda, Pennsylvania, the Route 6 Mall in Honesdale, Pennsylvania, and the Columbia Towne Centre in Hudson, New York. Development on the Columbia Towne Centre was suspended due to the bankruptcy of a former anchor tenant. Upon substantial completion of each Development Property the Company had agreed to pay the Principal Shareholder an amount (the "Contingent Payment Amount") equal to the (i) land acquisition costs, (ii) third-party development costs, (iii) allocated overhead expenses, (iv) leasing commissions for all tenant leases signed prior to the Offering and an incentive payment equal to 5% of construction costs (excluding engineering, architectural and other "soft costs"). The Contingent Payment Amount was to be reduced as necessary to provide the Company with a minimum 13.5% return on its investment based on the annualized operating income from the property within two years after completion of construction. The Contingent Payment Amount was to be made through the issuance of OP Units, unless such issuance would have resulted in the Company owning less than 51% of the Operating Partnership or would have jeopardized the Company's REIT status, in which case, payment was to be made in cash.

                           MARK CENTERS TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in thousands, except per share amounts)

4.  Related Party Transactions, continued
The Company also provided certain services to the Principal Shareholder with regard to the Development Properties for which the Principal Shareholder was contractually obligated to reimburse the Company $31 quarterly per Development Property until such time as the Company exercised or declined to exercise the development options, subject to a minimum of $125 per Development Property for one year from the date of the Offering. For the year ended December 31, 1996, the Company did not provide any services nor was reimbursed for such by the Principal Shareholder. Reimbursements totalled $107 and $469 for the years ended December 31, 1995 and 1994, respectively.

In February 1996, the Principal Shareholder and Board of Trustees ("Trustees") took certain actions in an effort to eliminate the appearance of potential conflicts of interest arising between the Principal Shareholder and the Company in the context of the Acquisition Options, and to eliminate potential disputes arising from the complex manner in which the reimbursement to the Principal Shareholder for the Development Properties was calculated. As a result, the Company and the Principal Shareholder executed the following agreements:

The Trustees of the Company and the Principal Shareholder terminated all Acquisition Options (other than the Acquisition
Option pertaining to the New Castle property which had been terminated in May 1995).

The Principal Shareholder repurchased the Columbia Towne Centre from the Company for $3,065, which represented total development costs incurred by the Company to the date of repurchase, and was greater than the value of the property as determined by an independent appraiser.

The Company purchased the Union Plaza, located in New Castle, Pennsylvania, from the Principal Shareholder for $4,495 which represented the amount the Principal Shareholder had invested in the property less $378 of predevelopment costs previously advanced by the Company in 1994. This purchase price was less than the value of the property as determined by an independent appraiser.

                           MARK CENTERS TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in thousands, except per share amounts)

4.  Related Party Transactions, continued
Upon completion of a review in June 1996 of the payments due the Principal Shareholder for the acquisition of the Route 6 Mall and the Bradford Towne Centre, for which development is completed and both are currently operating, the Company agreed to pay the Principal Shareholder $1,600 which included the conveyance of approximately two acres of land by the Principal Shareholder which became part of the Route 6 Mall.

The Company and Principal Shareholder also terminated all management agreements for properties owned by the Principal
Shareholder.

As a result of these transactions and to reflect the net result of the purchase and sales price for these properties, the Company issued a note payable to the Principal Shareholder for the principal sum of $3,030. The note, which bears interest at a rate equal to that charged by Fleet Bank, N.A. on the Company's revolving line of credit facility, is payable in full the earlier of (i) two years following the date the Union Plaza is completed or (ii) on June 12, 1999. Since the payment to the Principal Shareholder reflects in part land acquisition costs associated with the Union Plaza, the Company has agreed with the Principal Shareholder to prepay the principal sum with any construction loan proceeds specifically allocable for land acquisition. The financing with First Western Bank, N.A. did not provide any proceeds allocable to land acquisition.

Following is a summary of the liability to the Principal
Shareholder as of December 31, 1996 and 1995 related to the Development Properties:

Contingent payable to Principal
  Shareholder for the Bradford Towne
  Centre and the Route 6 Mall,
  December 31, 1995                         $ 6,156
Termination of the Acquisition Options       (6,156)
Purchase price for the Union Plaza            4,495
Purchase price for the Bradford Towne
  Centre and the Route 6 Mall                 1,600
Sale of the Columbia Towne Centre            (3,065)
Accrued interest                                 20
                                            -------
Amount payable to Principal
  Shareholder, December 31, 1996            $ 3,050
                                            =======

                           MARK CENTERS TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except per share amounts)

4. Related Party Transactions, continued
On December 27, 1994, the Company exercised an option to acquire a parcel of land in Pittston, Pennsylvania for $1,500 from the Principal Shareholder which was paid in 1995.

On May 21, 1996, the Company obtained an option to purchase approximately 27 acres of land adjacent to the Plaza 15 from the Principal Shareholder. The option has a term of three years requires annual option payments of $5 and establishes a purchase price of $1,325 reduced by all annual option payments made by the Company.

The Company leases office space from the Principal Shareholder under the terms of a noncancellable ten year operating triple net lease which provides for annual rent of $104 for the first five years with annual escalations thereafter based on increases in the consumer price index. Rent expense, excluding escalations, for the years ended December 31, 1996, 1995 and 1994 was $104 each year.

The Principal Shareholder is a member of the Board of Directors of a tenant which leases space in 12 of the properties. Rental income from this tenant for the years ended December 31, 1996, 1995 and 1994 aggregated $909, $929 and $635, respectively, of which $86 and $32 are receivable as of December 31, 1996 and 1995, respectively. Additionally, for the year ended December 31, 1995, the Company paid $1,050 for tenant improvements at three properties for this tenant.

5. Tenant Leases
Space in the shopping centers and other properties is leased to various tenants under operating leases which usually grant tenants renewal options and generally provide for additional or contingent rents based on certain operating expenses as well as tenants' sales volume.

Minimum future rentals to be received under noncancelable leases as of December 31, 1996 are summarized as follows:

                           MARK CENTERS TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in thousands, except per share amounts)

5. Tenant Leases, continued

                1997            $ 31,853
                1998              29,884
                1999              24,876
                2000              19,598
                2001              17,471
          Thereafter             133,840
                                --------
                                $257,522
                                ========
Minimum future rentals above include two tenants which filed for bankruptcy protection totalling $3,768. Neither of these leases have been rejected or affirmed.

During the years ended December 31, 1996, 1995 and 1994, rental income representing 10% or more of combined annual rentals was earned from various governmental agencies of the State of Florida. These agencies have the right, under certain conditions, to cancel their leases upon three to six months written notice and are therefore not included in the above table of minimum future rentals. Rentals earned under these leases during the years ended December 31, 1996, 1995 and 1994 were $4,735, $4,389 and $4,499, respectively. During the year ended December 31, 1996, the Company also earned greater than 10% of its rental income from the Kmart Corporation. Rents earned under leases at nine locations for this tenant totaled $4,733, $4,180 and $2,190 for the years ended December 31, 1996, 1995 and 1994, respectively.

6. Lease Obligations
The Company leases land at six of its shopping centers which are accounted for as operating leases and generally provide the Company with renewal options. One of the leases terminates in 2088, with no renewal options and a purchase option for $1,600, that expires in 1999. Six of the leases which terminate during the years 2006 to 2033 and provide the Company with options to renew the leases for additional terms aggregating from 20 to 60 years. Another ground lease which has no remaining renewal options, terminates in 2066. Additionally, the Company leases office space from the Principal Shareholder under a non-cancelable lease agreement for a term of ten years. Future minimum rental payments required for leases having remaining non-cancelable lease terms in excess of one year are as follows:

                           MARK CENTERS TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in thousands, except per share amounts)

6. Lease Obligations, continued

                1997             $   313
                1998                 313
                1999                 313
                2000                 313
                2001                 313
          Thereafter              13,833
                                  ------
                                 $15,398
                                 =======
7.  Share Option Plan
On November 10, 1994, the Company terminated the original incentive and nonqualified share option plan and adopted two new share option plans effective as of that date, authorizing the issuance of 500,000 share options to employees and 100,000 share options to non-employee trustees, respectively.

The Company has issued 100,000 share options to the Principal Shareholder and 57,000 to employees of the Company which vested 20% immediately and 20% for each of the four remaining years.
The options are exercisable at the average fair market value as of the date preceding the grant date ($12.69 per share) for employees and 110% thereof ($13.96 per share) for the Principal Shareholder for a period of ten years. The Company has also issued a total of 60,000 share options to non-employee trustees which vest 20% immediately and 20% for each of the four remaining years, and are exercisable at the average fair market price as of the date preceding the grant date for a period of ten years. In addition each trustee is entitled to 1,000 share options on each January 1, subsequent to the initial grant date of November 10, 1994. The options issued to non-employee trustees are exercisable at prices ranging from $11.38 to $12.69 per share.

Effective for the year ended December 31, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, ("FASB 123"), "Accounting for Stock-Based Compensation". In accordance with the provisions of FASB 123, the Trust applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its stock option plan and accordingly, does not recognize compensation expense. Had compensation expense for the Trust's stock option plan been determined based upon the fair value at the grant date for awards under the plan consistent with the methodology prescribed under FASB 123, the effect on reported net income and earnings per share would have been immaterial.
                             F-25

Changes in the number of shares under all option arrangements are summarized as follows:
                                      Year ended December 31,
                                 1996         1995         1994
Outstanding at beginning
 of period                  234,500        234,500         84,000
Granted                       5,000          5,000        284,500
Option price per share
 granted                     $11.38         $12.75  $12.69-$13.96
Cancelled                    22,500          5,000        134,000
Exercisable at end
 of period                  217,000        234,500        234,500
Exercised                        --             --             --
Expired                          --             --             --
Outstanding at end
 of period                  217,000        234,500        234,500
Option prices per
 share outstanding    $11.38-$13.96  $12.69-$13.96  $12.69-$13.96

8. Restricted Share Plan
The Company has established a restricted share plan which originally granted to employees 47,722 restricted common shares. Restricted common shares aggregating 10,718 and 19,601 were granted, but not vested, as of December 31, 1996 and 1995, respectively. The restricted shares which were granted vest and are issued 20% per year over a five year period which began June 1, 1994. Each plan participant is entitled to receive additional compensation on a quarterly basis equal to the dividend declared on their respective restricted shares granted under the plan until such plan participants' restricted shares are vested.

9.  Employee 401(k) Plan
The Company maintains a 401(k) plan for employees under which the Company matches 50% of a plan participant's contribution. A plan participant may contribute up to a maximum of 15% of their compensation but not in excess of $9.5 for the year ended December 31, 1996. The Company contributed $67, $64 and $59 for the years ended December 31, 1996, 1995 and 1994, respectively.

10. Extraordinary Item - Write-off of Deferred Financing Costs The consolidated statement of operations for the year ended December 31, 1996 includes the write-off of $190 in net deferred financing fees as a result of the repayment of the related debt.

                            MARK CENTERS TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in thousands, except per share amounts)

11. Distributions payable
On November 14, 1996, the Trustees declared a cash distribution of $0.36 per common share and OP Unit payable on January 31, 1997 to shareholders and limited partners of record as of November 26, 1996.

The Company has determined that the cash distributed to the shareholders is characterized as follows for federal income tax purposes:

                               1996           1995        1994
Ordinary income                35%            64%         68%
Return of capital              65%            36%         32%
                               ---            ---         ---
                              100%           100%        100%
                              ====           ====        ====

12. Management Agreements
The Company managed four properties in which the Principal Shareholder holds interests in and which are not owned by the Company. The Company received fees for these management services based on 4% of gross cash collections. The Company also managed a property for an unrelated party for which it receives a management fee based on 4% of the fixed minimum rents, excluding the minimum rent of the anchor tenant who is also the owner of the property. All of these management agreements were terminated in 1996. The Company continues to manage the Blackman Plaza and receives management fees based on 4% of gross cash collections.

13.  Adjustment to Carrying Value of Property
As a result of the Company's ongoing strategic evaluation of its portfolio of properties, it has entered into an agreement to sell the Newberry Plaza located in Newberry, South Carolina. As the property is held for sale as of December 31, 1996, the Company has recorded a $392 reduction in the carrying value to reflect the property at a fair value of $1,300, (the contract sales price less direct selling costs).

14.  Fair Value of Financial Instruments
Statement of Financial Accounting Standards No. 107 "Disclosures About Fair Value of Financial Instruments", requires disclosure on the fair value of financial instruments. Certain of the Company's assets and liabilities are considered financial instruments. Fair value estimates, methods and assumptions are set forth below.
                               F-27

                            MARK CENTERS TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in thousands, except per share amounts)

14.  Fair Value of Financial Instruments, continued
Cash and Cash Equivalents, Accounts Receivable, Accounts Payable and Accrued Expenses
The carrying amount of these assets and liabilities approximates fair value due to the short-term nature of such accounts.

Mortgage Notes Payable
As of December 31, 1996 and 1995, the Company has determined the estimated fair value of its mortgage notes payable are approximately $150,801 and $108,859, respectively, by discounting future cash payments utilizing a discount rate equivalent to the rate at which similar mortgage notes payable would be originated under conditions then existing.

Lines of Credit
The Company has determined the estimated fair value of its lines of credit are equal to the carrying value of such liabilities as such financial instruments provide for variable rates of interest which readjust as market conditions change.

                                                    MARK CENTERS TRUST
                                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Dollars in thousands, except per share amounts)

15. Summary of Quarterly Financial Information
The unaudited results of operations of the Company for the years ended December 31, 1996, 1995 and 1994 are as follows:

                          March 31, 1996   June 30, 1996   Sept 30,1996  Dec 31, 1996    Total for Year
Revenue                       $11,235        $10,719        $10,497        $11,345         $43,796
Income (loss) before gain from
 sale, extraordinary item, and
 minority interest                186             18           (204)          (595)           (595)
Net income (loss)                 134             (4)          (179)          (675)           (724)
Net income (loss) per share     $0.02          $0.00         $(0.02)        $(0.08)         $(0.08)
Cash dividends declared per share .36            .36            .36             (a)          $1.08
Weighted average shares
 outstanding                8,563,053      8,559,535      8,559,535       8,559,535      8,560,415

(a) The dividend for the quarter ended December 31, 1996 will be determined by the Trustees in March 1997.

                          March 31, 1995   June 30, 1995  Sept 30,1995   Dec 31, 1995   Total for Year
Revenue                       $10,416        $10,631        $10,924        $11,361         $43,332
Income before gain from sale
and minority interest           1,202          1,120          1,197          1,021           4,540
Net income                        986            987            988            839           3,800
Net income per share          $  0.12        $  0.12         $ 0.12         $ 0.08         $  0.44
Cash dividends declared
  per share                       .36            .36            .36             .36           1.44
Weighted average shares
  outstanding               8,564,036      8,573,461      8,563,884       8,563,356      8,563,466

                         March 31, 1994    June 30, 1994  Sept 30,1994   Dec 31, 1994   Total for Year
Revenue                       $ 8,610        $ 8,648        $ 8,785        $10,290         $36,333
Income before gain from sale
and minority interest           1,760          1,718          1,912          1,317           6,707
Net income                      1,465          1,405          1,584          1,336           5,790
Net income per share          $  0.17        $  0.16        $  0.19        $  0.16         $  0.68
Cash dividends declared
  per share                       .36            .36            .36             .36           1.44
Weighted average shares
  outstanding               8,564,121      8,563,816      8,565,502       8,563,686      8,563,529


                                                               F-29

                             MARK CENTERS TRUST
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except per share amounts)

16.  Legal Proceedings
On November 20, 1995, Mr. Wertheimer, the former President of the Company, filed a complaint against the Company, its Trustees including the Principal Shareholder, and the Company's in-house General Counsel and Chief Financial Officer in the United States District Court for the Middle District of Pennsylvania. The complaint, which was filed in connection with the termination of Mr. Wertheimer's employment, includes many of the allegations raised in a state court proceeding commenced by Mr. Wertheimer in November 1994. The Federal court complaint also includes a civil RICO action in which Mr. Wertheimer alleges that the Board of Trustees of the Company conspired with the Principal Shareholder to terminate Mr. Wertheimer's employment as part of the Principal Shareholder's breach of his duty of good faith and fair dealing. Further, Mr. Wertheimer alleges that the above defendants engaged in securities fraud in connection with the Offering and that the Principal Shareholder has defrauded or overcharged the Company in corporate transactions. The Federal complaint seeks treble damages under RICO, as well as damages arising from Mr. Wertheimer's alleged termination of employment, invasion of privacy, intentional infliction of emotional distress, fraud and misrepresentation. The Company and all defendants filed motions to dismiss the RICO and tort claims which the court, on December 9, 1996, granted in part and denied in part. Specifically, the court dismissed Mr. Wertheimer's claims for wrongful discharge, fraud and negligence misrepresentation, but declined to dismiss the remainder of the claims at this time. On January 23, 1997, the defendants filed an answer to Mr. Wertheimer's Complaint. In the answer, the defendants denied all allegations of wrongdoing, and intends to vigorously defend against all of the counts. The Company and the Principal Shareholder have also filed counterclaims against Mr. Wertheimer alleging Mr. Wertheimer made material misrepresentations in connection with his hiring and breached his employment contract and fiduciary duties to the Company.

The Company is involved in other various matters of litigation arising in the normal course of business. While the Company is unable to predict with certainty the amounts involved, the Company's management and counsel are of the opinion that, when such litigation is resolved, the Company's resulting liability, if any, will not have a significant effect on the Company's consolidated financial position.

                              MARK CENTERS TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in thousands, except per share amounts)

17.  Contingencies
Upon conducting environmental site inspections in connection with obtaining the Morgan Stanley financing, certain environmental contamination was identified at two of the collateral properties: soil contamination at the Troy Plaza in Troy, New York and soil and ground water contamination at the Cloud Springs Plaza in Fort Oglethorpe, Georgia. In each case, the contamination was determined to have originated from a former tenant. The Company will be entering into a voluntary remedial agreement with the State of New York for the remediation of the Troy Plaza. Environmental consultants estimate that the total cost of such remediation will be approximately $75. The Company has received notification from the State of Georgia that the Cloud Springs Plaza will not be listed on the State's Hazardous Site
Inventory because it has no reason to believe that contamination exceeding a reportable quantity has occurred at this property. As of December 31, 1996, the Company has reserved a total of $425 for remediation costs at both properties for which Morgan Stanley holds $563 of loan proceeds in escrow to be released upon final environmental remediation.

Management is not aware of any other environmental liability that they believe would have a material adverse impact on the Company's financial position or results of operations.
Management is unaware of any instances in which it would incur significant environmental costs if any or all properties were sold, disposed of or abandoned.

18.  Subsequent Events
On March 4, 1997, the Company closed on $23,000 in fixed rate financing from Nomura Asset Capital Corporation. The mortgage loan, which matures on March 11, 2022, bears interest at 9.02%, requires monthly payments of interest and principal amortized over 25 years, and requires the Company to comply with certain affirmative and negative covenants. $10,155 of the proceeds were used to retire exist debt with Fleet Bank, $673 for financing costs, $3,105 million for escrows and the remaining proceeds were available for property investment and working capital.

On March 5, 1997, the Company completed the sale of the Newberry
Plaza for $1,300, collecting $1,177 in sales proceeds after closing costs and adjustments.

                                                       MARK CENTERS TRUST
                                  SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                       DECEMBER 31, 1996
                                                    (Dollars in Thousands)
                   INITIAL COST TO COMPANY             GROSS AMOUNTS AT WHICH CARRIED AT CLOSE OF PERIOD
                                           Costs Capitalized                                    Date of
                                Building &   Subsequent       Building &          Accumulated   Acquisition(A)
Description  Encumbrances  Land Improvements to Acq     Land  Improvements Total  Depreciation Construction(C)
Shopping Centers
Circle Plaza     (2)   $   --   $3,435     $   13     $    2  $ 3,446     $3,448    $1,119      1978(C)
Shamokin Dam,PA
Martintown Plaza (2)       --    4,625      1,289         --    5,914      5,914     1,770      1985(A)
N.Augusta,SC
Newberry Plaza    --      254    2,297       (345)       254    1,952      2,206       905      1985(A)
Newberry,SC
Midway Plaza     (2)      196    1,647      2,425        195    4,073      4,268     1,511      1984(A)
Opelika,AL
Northside Mall   (2)    1,604    7,080      1,709      1,604    8,789     10,393     2,804      1986(A)
Dothan,AL
Searstown Mall   (1)      491    4,854      3,105        491    7,959      8,450     3,217      1984(A)
Titusville,FL
New Smyrna Beach
Shopping Center  (2)      247    2,219      2,507        247    4,726      4,973     1,503      1983(A)
New Smyrna Beach,FL
Wesmark Plaza    (1)      380    3,419      1,188        370    4,617      4,987     1,616      1986(A)
Sumter,SC
Kings
Fairground       (2)       --    1,426          3         --    1,429      1,429       200      1992(A)
Danville,VA
Cloud Springs
Plaza            (2)      159    2,712      1,202        159    3,914      4,073     1,176      1985(A)
Ft. Oglethorpe,GA
Crescent
 Plaza        12,000    1,147    7,425        502      1,147    7,927      9,074     2,243      1984(A)
Brocton,MA
New Loudon Center(3)      505    4,161      9,627        505   13,788     14,293     2,680      1982(A)
Latham,NY
Ledgewood Mall   (3)      619    5,434     25,515        619   30,949     31,568     8,961      1983(A)
Ledgewood,NJ
Troy Plaza       (2)      479    1,976        812        479    2,788      3,267     1,257      1982(A)
Troy,NY
Birney Mall      (2)      210    2,979        929        210    3,908      4,118     3,038      1968(C)
Moosic,PA
Dunmore Plaza    (2)      100      506        123        100      629        729       271      1975(A)
Dunmore,PA
                                                               F-32


                                                       MARK CENTERS TRUST
                                   SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                        DECEMBER 31, 1996
                                                      (Dollars in Thousands)
           INITIAL COST TO COMPANY                       GROSS AMOUNTS AT WHICH CARRIED AT CLOSE OF PERIOD
                                          Costs Capitalized                                       Date of
                                Building &    Subsequent      Building &           Accumulated  Acquisition(A)
Description  Encumbrances Land  Improvements  to Acq     Land Improvements  Total  Depreciation Construction(C)
Shopping Centers
Mark Plaza        2,500    --     4,268          999      --      5,267     5,267     3,101     1968(C)
Edwardsville,PA
Kingston Plaza      (2)   305     1,745          480     305      2,225     2,530     1,166     1982(C)
Kingston,PA
Luzerne St.
Shopping Center   2,000    35       315        1,131      35      1,446     1,481       652     1983(A)
Scranton,PA
Blackman Plaza       --   120        --           --     120         --       120        --     1968(C)
Wilkes-Barre,PA
East End Centre  14,200 1,086     8,661        3,181   1,086     11,842    12,928     3,897     1986(C)
Wilkes-Barre,PA
Green Ridge Plaza 6,700 1,335     6,314          596   1,335      6,910     8,245     2,154     1986(C)
Scranton,PA
Plaza 15            (2)   171        81        1,456     171      1,537     1,708       201     1976(C)
Lewisburg,PA
Plaza 422           (3)   190     3,004          429     190      3,433     3,623     1,760     1972(C)
Lebanon,PA
Tioga West          (3)    48     1,238        3,376      48      4,614     4,662     1,652     1965(C)
Tunkhannock,PA
Mountainville       (2)   420     2,390          454     420      2,844     3,264     1,207     1983(A)
Shopping Center
Allentown,PA
Monroe Plaza        (2)    70     2,083           51      70      2,134     2,204       830     1964(C)
Stroudsburg,PA
Ames Plaza          (2)    57     1,958          198      57      2,156     2,213     1,560     1966(C)
Shamokin,PA
Route 6 Mall        (3)    --        --       12,696   1,664     11,032    12,696       686     1995(C)
Honesdale,PA
Pittston Plaza    4,100    --        --        7,162   1,521      5,641     7,162       174     1995(C)
Pittston,PA
Valmont Plaza     6,100   522     5,591          902     522      6,493     7,015     2,312     1985(A)
W. Hazleton,PA
Manahawkin
 Village          6,470 2,400     9,396          394   2,400      9,790    12,190       812     1993(A)
Shopping Center
Manahawkin,NJ                                                   F-33


                                                       MARK CENTERS TRUST
                                   SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                        DECEMBER 31, 1996
                                                     (Dollars in Thousands)

              INITIAL COST TO COMPANY                  GROSS AMOUNTS AT WHICH CARRIED AT CLOSE OF PERIOD
                                          Costs Capitalized                                     Date of
                                Building &    Subsequent     Building &            Accumulated  Acquisition(A)
Description  Encumbrances Land  Improvements  to Acq   Land  Improvements  Total   Depreciation Construction(C)
Shopping Centers
25th St.
Shopping Center     (2)   2,280    9,276          183   2,280      9,459    11,739       995     1993(A)
Easton,PA
Berlin Shopping     (3)      --       --        6,849   1,332      5,517     6,849       467     1994(A)
Center
Berlin,NJ
Auburn Plaza      3,396      --       --       13,287   2,644     10,643    13,287       798     1994(A)
Auburn,ME
Shillington Plaza   (2)      --       --        4,109     809      3,300     4,109       250     1994(A)
Reading,PA
Union Plaza       4,000      --       --       17,914   5,401     12,513    17,914        70     1996(C)
New Castle,PA
Bradford Towne      (3)      --       --       16,091     816     15,275    16,091     1,247     1994(C)
Centre
Towanda,PA

Mixed Use
Properties

Northwood           (1)   1,209    6,204       17,598   1,189     23,822    25,011    10,005     1985(A)
Centre
Tallahassee,FL
Normandale Centre    --     287    2,584        4,138     287      6,722     7,009     2,689     1985(A)
Montgomery,AL

Construction         --      --       --        4,904      --      4,904     4,904        --
in Progress
               ------------------------------------------------------------------------------------------------
               $172,823 $16,926 $121,303     $169,182 $31,084   $276,327  $307,411   $72,956
               ================================================================================================


                                                               F-34

                        MARK CENTERS TRUST
                      NOTES TO SCHEDULE III
                         DECEMBER 31, 1996
                      (Dollars in thousands)

1. These three properties serve as collateral for the line of credit with Fleet Bank of Massachusetts, N.A.
2. These seventeen properties serve as collateral for the financing with Morgan Stanley Mortgage Capital, Inc.
3. These seven properties serve as collateral for the financing with John Hancock Life Insurance.
4. Depreciation of investments in buildings and improvements reflected in the statements of operations is calculated over the estimated useful lives of the assets as follows:
                    Buildings           30 to 40 years
                    Improvements        Shorter of lease term
                                        or useful life

5. The aggregate gross cost of property included above for Federal income tax purposes was $322,177 as of December 31, 1996.

6.(a)Reconciliation of Real Estate Properties:
     The following reconciles the real estate properties from January 1, 1994 to December 31, 1996:

                                Year ended December 31,
                           1996          1995           1994
Balance at beginning
 of period              $291,157       $278,611      $210,133
Additions during period
Acquisitions through
 purchase                     --             --        24,049
Acquisition through
 exercise of purchase
 option                       --          1,446         1,500
Acquisitions and
 adjustments related to
 development options
 and establishment of
 note payable to the
 Principal Shareholder    (3,125)        (8,133)        2,331
Other improvements        19,380         19,242        40,618
Sale of land                  (1)            (9)          (20)
                        --------       --------      --------
Balance at end of
 period                 $307,411       $291,157      $278,611
                        ========       ========      ========

                        MARK CENTERS TRUST
                      NOTES TO SCHEDULE III
                         DECEMBER 31, 1996
                      (Dollars in thousands)

(b)  Reconciliation of accumulated depreciation:

     The following table reconciles accumulated depreciation from January 1, 1994 to December 31, 1996:

Balance at beginning
 of period               $61,269        $51,002       $43,318
Depreciation related
 to real estate           11,687         10,267         7,684
                         -------        -------       -------
Balance at end
 of period               $72,956        $61,269       $51,002
                         =======        =======       =======