Form 10-Q
period 1997-03-31
MARK CENTERS TRUST
filed 1997-05-14
CIK 899629

               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                         FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1997

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

          As of May 12, 1997, there were 8,548,817 common shares of beneficial interest, par value $.001 per share, outstanding.

                         MARK CENTERS TRUST
                              FORM 10-Q


                              INDEX


Part I: Financial Information                             Page

Item 1. Financial Statements (Unaudited)

        Consolidated balance sheets as of
        March 31, 1997 and as of December 31, 1996          1

        Consolidated statements of operations for
        the three months ended March 31, 1997 and 1996      2

        Consolidated statements of cash flows for
        the three months ended March 31, 1997 and 1996      3

        Notes to consolidated financial statements          5

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations       9

Part II: Other Information

        Signatures                                          17

Part I.  Financial Information
Item 1.  Financial Statements

                         MARK CENTERS TRUST
                    CONSOLIDATED BALANCE SHEETS
         (in thousands, except for per share amounts)
                                       March 31,    December 31,
                                          1997         1996
                                      (unaudited)    (audited)
                                       ---------    -----------
        ASSETS
Rental property - at cost:
  Land                                 $ 30,855     $ 31,084
  Buildings and improvements            270,008      271,423
  Construction-in-progress                6,063        4,904
                                       --------     --------
                                        306,926      307,411
  Less accumulated depreciation          75,010       72,956
                                       --------     --------
     Net rental property                231,916      234,455
  Cash and cash equivalents               8,109        3,912
  Rents receivable - less allowance
     for doubtful accounts of $535 and
     $544, respectively                   3,843        4,956
  Prepaid expenses                        1,281        1,421
  Due from related parties                  160          203
  Furniture, fixtures and equipment,
     net                                    521          570
  Deferred charges                        9,669        9,034
  Mortgage escrows and other assets       7,316        3,966
                                       --------     --------
                                       $262,815     $258,517
                                       ========     ========
     LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Mortgage notes payable               $179,438     $156,772
  Lines of credit                         5,536       16,051
  Accounts payable and accrued expenses   5,740        9,397
  Payable to Principal Shareholder        3,050        3,050
  Distributions payable                   3,662        3,662
  Rents received in advance and tenant
     security deposits                    1,998        2,027
                                       --------     --------
     Total Liabilities                  199,424      190,959
                                       --------     --------
Minority Interest                        10,079       10,752
                                       --------     --------

Shareholders' Equity:
  Common shares, $.001 par value,
  authorized 50,000,000 shares, issued
  and outstanding 8,548,817 shares            9            9
Additional paid-in capital               54,443       57,521
Deficit                                  (1,140)        (724)
                                       --------     --------
  Total Shareholders' Equity             53,312       56,806
                                       --------     --------
                                       $262,815     $258,517
                                       ========     ========
                       See accompanying notes

                            MARK CENTERS TRUST
                   CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
              (in thousands, except for per share amounts)
                                          (unaudited)
                              March 31,         March 31,
                                1997              1996
                              ---------        ---------
Revenue:
Minimum rents                 $ 8,444           $ 8,466
Percentage rents                  684               602
Expense reimbursements          1,777             1,944
Other                             219               223
                              -------           -------
 Total revenue                 11,124            11,235
                              -------           -------
Expenses:
 Property operating             2,563             2,817
 Real estate taxes              1,439             1,298
 Depreciation and amortization  3,324             3,202
 General and
  administrative expenses         537               758
                              -------           -------
  Total operating expenses      7,863             8,075
                              -------           -------
 Operating income               3,261             3,160
 Loss on sale of property          12                --
 Interest and financing
  expenses                      3,736             2,974
                              -------           -------
 (Loss)income before
  minority interest              (487)              186
 Minority interest                 71               (52)
                              -------           -------
  Net (loss) income           $  (416)          $   134
                              =======           =======
  Net (loss) income per
    common share              $  (.05)          $   .02
                              =======           =======







                       See accompanying notes

                           MARK CENTERS TRUST
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
           (in thousands, except for per share amounts)
                            (unaudited)
                                             March 31,  March 31,
                                                1997       1996
                                            ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                              $(416)    $   134
Adjustments to reconcile net (loss) income to
  net cash provided by operating activities:
Depreciation and leasing amortization          3,175       2,968
Amortization - financing costs                   149         234
Minority interest                                (71)         52
Provision for bad debts                           88         194
Loss on sale of property                          12          --
                                             -------     -------
                                               2,937       3,582
Changes in assets and liabilities:
Rents receivable                               1,025         651
Prepaid expenses                                 140         274
Due from related parties                          43          75
Other assets                                    (191)        467
Accounts payable and accrued expenses            (37)         20
Rents received in advance and tenant
  security deposits                              (29)       (224)
                                             -------     -------
Net cash provided by operating activities      3,888       4,845
                                             -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for real estate
  and improvements                            (1,720)     (3,892)
(Decrease) increase in accounts payable
  related to construction in progress         (3,620)      2,633
Net proceeds from sale of property             1,288          --
Deferred leasing and other charges               (64)     (2,761)
Expenditures for furniture, fixtures and
  equipment                                       (3)         --
                                             -------     -------
  Net cash used in investing activities       (4,119)     (4,020)
                                             -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on mortgages
  and lines of credit                        (10,849)     (2,060)
Proceeds received for mortgage notes          23,000       3,360
Net (increase) decrease in mortgage escrows   (3,159)      2,014
Payment of deferred financing costs             (884)        (39)
Dividends paid                                (3,078)     (3,075)
Distributions to Principal Shareholder          (602)       (611)
                                             -------     -------
  Net cash provided by (used in)
   financing activities                        4,428        (411)
                                             -------     -------

INCREASE IN CASH AND CASH EQUIVALENTS          4,197         414
CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                          3,912       3,068
                                             -------     -------
CASH AND CASH EQUIVALENTS, END OF PERIOD     $ 8,109     $ 3,482
                                             =======     =======
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for interest, net
  of amounts capitalized of $112 and $189,
  respectively                                $3,791     $ 2,993
                                             =======     =======


















                     See accompanying notes

                        MARK CENTERS TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (in thousands, except for per share amounts)

1.  BASIS OF PRESENTATION
The consolidated financial statements include the consolidated accounts of Mark Centers Trust (the "Company") and its majority owned partnerships, including Mark Centers Limited Partnership (the "Operating Partnership"), and have been prepared in accordance with generally accepted accounting principles for interim financial information and with instruction to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information furnished in the accompanying consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the aforementioned consolidated financial statements for the interim periods. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997.

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

                          MARK CENTERS TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (in thousands, except per share amounts)

The Company currently owns and operates thirty-nine properties consisting of thirty-four neighborhood and community shopping centers, three enclosed malls and two mixed use (retail/office) properties. All of the Company's assets are held by, and all of its operations are conducted through, the Operating Partnership and its majority owned partnerships. As of March 31, 1997, the Company controlled 84% of the Operating Partnership as the sole
general partner.   The Company will at all times be the sole
general partner of, and owner of a 51% or greater interest in, the Operating Partnership. In excess of 99% of the minority interest in the Operating Partnership is owned by the Principal Shareholder who is the principal limited partner of the Operating Partnership.

3. SHAREHOLDERS' EQUITY AND MINORITY INTEREST
The following table summarizes the change in the shareholders' equity and minority interest since December 31, 1996:

                                       Shareholders'    Minority
                                           Equity       Interest

Balance at December 31, 1996              $56,806        $10,752
Loss for the period January 1 through
  March 31, 1997                             (416)           (71)
Distributions to Principal Shareholder         --           (602)
Dividends paid, $.36 per share             (3,078)            --
                                          -------        -------
Balance at March 31, 1997                 $53,312        $10,079
                                          =======        =======

4.  RELATED PARTY TRANSACTIONS
As of March 31, 1997 amounts due from related parties consisted of the following:

Accrued ground rent due from Blackman Plaza
Partners (a limited partnership in which the
Principal Shareholder is a 1% general partner)           $   190

Other amounts (net) due to Principal Shareholder             (30)
                                                         -------
                                                         $   160
                                                         =======

                          MARK CENTERS TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (in thousands, except per share amounts)

5.   MORTGAGE NOTES AND LINES OF CREDIT
On March 4, 1997 , the Company closed on $23,000 of fixed rate financing from Nomura Asset Capital Corporation ("Nomura"). The loan, which matures on March 11, 2022, is secured by a mortgage on one of the Company's properties, bears interest at 9.02% and requires monthly payments of interest and principal amortized over 25 years. Approximately $10,155 of the proceeds were used to retire existing debt with Fleet National Bank, $673 were used to pay financing costs, $3,105 was deposited in escrows, and the remaining proceeds were used for working capital. The Company is subject to certain affirmative and negative covenants.

6.  PER SHARE DATA
Primary earnings per share are computed based on 8,559,535 and 8,563,053 shares outstanding, which represent the weighted average number of shares outstanding (including restricted shares) during the three month periods ended March 31, 1997 and 1996, respectively. Fully diluted earnings per share is based on an increased number of shares that would be outstanding assuming the exercise of share options at the market price at the end of the period. Since fully diluted earnings per share is not materially dilutive or is anti-dilutive, such amounts are not presented.

7.  ACCOUNTING CHANGE
In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"). FAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Early adoption is not permitted and the statement requires restatement of all prior-period earnings per share ("EPS") presented after the effective date. The Company will adopt FAS 128 effective with the year ending December 31, 1997 and does not expect the impact on EPS to be material.

                          MARK CENTERS TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (in thousands, except per share amounts)

8.   DISTRIBUTIONS PAYABLE
On March 13, 1997, the Trustees declared a cash distribution of $0.36 per common share and OP Unit payable on April 30, 1997 to shareholders and limited partners of record as of March 28, 1997.

9.   SALE OF PROPERTY
On March 5, 1997, the Company completed the sale of the Newberry Plaza for $1.3 million. A $392,000 reduction in carrying value had been recorded as of December 31, 1996 to reflect the property at a fair value equal to the contract sales price less direct selling costs.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

The following discussion is based on the consolidated financial statements of Mark Centers Trust (the "Company") as of March 31,
1997 and 1996 and for the three months then ended.

This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto. These financial statements include all adjustments which, in the opinion of management, are necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 1997 to Three Months
Ended March 31, 1996

Total revenue remained essentially stable, decreasing marginally by $111,000, or 1% to $11.1 million for the quarter ended March 31, 1997 compared to $11.2 million for the quarter ended March 31, 1996. A decline in minimum rents following the loss of two anchor tenants was offset by the minimum rents generated from the Company's development and expansion activities. The completion of Sears and Hill's department stores in October 1996 (Phase I of the planned development) at the Union Plaza and the opening of the HomePlace store in June 1996, completing the expansion of the New Louden Center, offset the impact of the loss of Jamesway at the Ledgewood Mall and Rich's Department Store at the Auburn Plaza following their bankruptcy proceedings in 1996. Expense reimbursements, which represents the pass-through of certain property operating expenses to the tenants, decreased $167,000, or 9%, primarily due to a decrease in winter related reimbursable expenses following the comparatively milder 1997 winter.

Total operating expenses of $7.9 million for the quarter ended March 31, 1997 decreased $212,000, or 3% from $8.1 million for the quarter ended March 31, 1996. The decrease was primarily a result of a $238,000 reduction in snow removal costs and a $221,000, or 29% reduction in general and administrative expenses which reflected the effect of the write-off of certain costs during the quarter ended March 31, 1996 following the Company's decision to terminate the development of land in Gettysburg, Pennsylvania. The foregoing factors were partially offset by increases in real estate taxes and depreciation and amortization totalling $263,000 due to the Company's property development and expansion activities.

Interest and financing expenses increased $762,000 for the quarter ended March 31, 1997 compared to the quarter ended March 31, 1996. This variance was primarily a result of higher average outstanding borrowings related to property development and expansion activities.

As a result of the changes in revenues and expenses as discussed above, income before minority interest declined $673,000 from $186,000 for the quarter ended March 31, 1996 resulting in a net loss before minority interest of $487,000 for the quarter ended March 31, 1997.

Funds from Operations

The Company, along with most industry analysts, consider funds from operations("FFO") as defined by the National Association of Real Estate Investment Trusts ("NAREIT")as an appropriate supplemental measure of operating performance. However, FFO does not represent cash generated from operations as defined by generally accepted accounting principles and is not indicative of cash available to fund cash needs. It should not be considered as an alternative to net income for the purpose of evaluating the Company's performance or to cash flows as a measure of liquidity. Generally, NAREIT defines FFO as net income (loss) before gains (losses) on sales of property, non-recurring charges and extraordinary items, adjusted for certain non-cash charges, primarily depreciation and amortization of capitalized leasing costs.

                          FUNDS FROM OPERATIONS
            FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                 (in thousands, except for per share amounts)

                                     March 31, 1997    March 31, 1996
Revenue
Minimum rents (a)                        $ 8,349          $ 8,406
Percentage rents                             684              602
Additional rents-
  expense reimbursements                   1,777            1,944
Other                                        219              223
                                         -------          -------
 Total revenue                            11,029           11,175
                                         -------          -------
Expenses
Property operating (b)                     2,553            2,741
Real estate taxes                          1,439            1,298
General and administrative                   531              751
                                         -------          -------
  Total operating expenses                 4,523            4,790
                                         -------          -------
Operating income                           6,506            6,385
Interest and financing expense             3,736            2,974
Amortization of deferred
 financing costs                             149              234
Depreciation of non-real
 estate assets                                52               57
                                         -------          -------
Funds from operations                    $ 2,569          $ 3,120
                                         =======          =======
Funds from operations per share (c)      $   .25          $   .31
                                         =======          =======
         Reconciliation of Funds from Operations to Net Income
      determined in accordance with Generally Accepted Accounting
                           Principles (GAAP)


Funds from operations above              $ 2,569          $ 3,120
Depreciation and amortization of
 leasing costs                            (3,123)          (2,911)
Straight-line rents and
 related write-offs, net                      94               (8)
Minority interest                             71              (52)
Loss on sale of property                     (12)              --
Other non-cash adjustments                   (15)             (15)
                                         -------          -------
 Net (loss) income                       $  (416)         $   134
                                         =======          =======
 Net (loss) income per share (d)         $  (.05)         $   .02
                                         =======          =======

(a)  Excludes income from straight-lining of rents.
(b) Represents all expenses other than depreciation, amortization, write-off of unbilled rent receivables recognized on a straight-line basis and the non-cash charge for compensation expense related to the Company's restricted share plan.
(c) Assumes full conversion of 1,623,000 Operating Partnership Units into common shares of the Company for the three months ended March 31, 1997 and 1996, respectively, for a total of 10,171,817 and 10,166,452 shares, respectively.
(d) Net income per share is computed based on the weighted average number of shares outstanding for the three months ended March 31, 1997 and 1996 of 8,559,535 and 8,563,053, respectively.

LIQUIDITY AND CAPITAL RESOURCES

On March 4, 1997 , the Company closed on $23 million of fixed rate financing from Nomura Asset Capital Corporation ("Nomura"). The loan, which matures on March 11, 2022, is secured by a mortgage on one of the Company's properties, bears interest at 9.02% and requires monthly payments of interest and principal amortized over 25 years. Approximately $10.2 million of the proceeds were used to retire existing debt with Fleet National Bank, $673,000 were used to pay financing costs, $3.1 million was deposited in escrows, and the remaining proceeds were used for working capital. The Company is subject to certain affirmative and negative covenants.

At March 31, 1997 the Company had $3.2 million outstanding under the Mellon Bank, N.A. ("Mellon Bank") facility requiring the amortization of principal through the maturity date of April 2, 1998. The facility bears interest at LIBOR plus 200 basis points or the prime rate established by Mellon Bank plus 1/2% and is secured by one property.

The Company also has $2.3 million outstanding on its revolving line of credit facility with Firstrust Savings Bank ("Firstrust"). The facility bears interest at the higher of 8.75% or the prime rate established by Firstrust Bank plus 1/2%, requires the monthly payment of principal through the maturity date of June 30, 1997 and is secured by the Mark Plaza. The Company has obtained a commitment from Firstrust to provide additional financing of $3.2 million for the expansion and renovation of the Mark Plaza (of which $3.0 million is included in the 1997 estimated capital outlays as discussed hereinafter in Liquidity and Capital Resources), and convert the entire facility of $5.5 million to a construction loan to mature in 18 months following closing.

The Company has additional mortgage indebtedness of $156.4 million outstanding which bears fixed rates of interest ranging from 7.70% to 9.11% with maturities ranging from April 1, 2000 to November 1, 2021.

At March 31, 1997, the Company's capitalization consisted of $185.0 million of debt and $110.6 million of market equity (using a March 31, 1997 market price of $10.875 per share). Of the total outstanding debt, $175.4 million, or 95%, is carried at fixed interest rates and the remaining $9.6 million, or 5%, is carried at variable rates.

The Company currently estimates that capital outlays for property development, property expansion and tenant improvements will require $10.3 million during the remainder of 1997. Of these capital outlays, $673,000 is reflected in accounts payable and accrued expense balances at March 31, 1997.

Historically, the principal sources for funding operations, renovations, expansion, development and acquisitions have been funds from operations, construction and permanent secured debt financings, as well as short term construction and line of credit borrowing from various lenders. The Company anticipates that cash flow from operating activities will continue to provide adequate capital for all debt service payments, recurring capital improvements, as well as distributions in accordance with REIT requirements (95% of taxable income). In addition, cash on hand, amounts currently escrowed with lenders and the use of construction financing as well as other debt and equity financing alternatives will provide the necessary capital to fund planned 1997 outlays for property development, property expansion and tenant improvements, and achieve continued growth.

HISTORICAL CASH FLOW

The following discussion of historical cash flow compares the Company's cash flow for the three months ended March 31, 1997 with the Company's cash flow for the three months ended March 31, 1996.

Net cash provided by operating activities decreased from $4.8 million for the three months ended March 31, 1996 to $3.9 million for the three months ended March 31, 1997. This variance was primarily attributable to a $428,000 decrease in cash provided from net income as adjusted for depreciation and amortization and a $658,000 increase in cash used for other assets.

Investing activities used $4.1 million during the three months ended March 31, 1997, a $100,000 increase in cash used from the same period in 1996. This was due to $4.1 million more cash used during the three months ended March 31, 1997 related to property development, expansion and retenanting activities (including the payment of accounts payable related thereto) offset by a $2.7 million decrease in deferred leasing charges paid and the receipt of $1.3 million from the sale of the Newberry Plaza during the three months ended March 31, 1997.

Net cash provided by financing activities was $4.4 million for the three months ended March 31, 1997 representing a $4.8 million increase from net cash used in financing activities of $411,000 for the three months ended March 31, 1996. This increase is primarily attributable to financing obtained from Nomura on March 4, 1997.

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

     (a)  Exhibits

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

                                   MARK CENTERS TRUST


 By:                               /s/ Marvin L. Slomowitz
                                   Marvin L. Slomowitz
                                   Chief Executive Officer and
                                   Trustee (Principal Executive
                                   Officer)


                                   /s/ Joshua Kane
                                   Joshua Kane
                                   Senior Vice President
                                   Chief Financial Officer and
                                   Treasurer (Principal Financial
                                   and Accounting Officer)


Date: May 14, 1997

                     INDEX OF EXHIBITS



27       Financial Data Schedule (EDGAR filing only)