Form 10-Q
period 1997-06-30
MARK CENTERS TRUST
filed 1997-08-14
CIK 899629

               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                         FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 1997

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

          As of August 8, 1997, there were 8,554,177 common shares of beneficial interest, par value $.001 per share, outstanding.

                         MARK CENTERS TRUST
                              FORM 10-Q


                              INDEX


Part I: Financial Information                             Page

Item 1. Financial Statements (Unaudited)

        Consolidated balance sheets as of
        June 30, 1997 and as of December 31, 1996           1

        Consolidated statements of operations for
        the three and six months ended
        June 30, 1997 and 1996                              2

        Consolidated statements of cash flows for
        the six months ended June 30, 1997 and 1996         3

        Notes to consolidated financial statements          5

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations       9

Part II: Other Information

        Signatures                                          19

Part I.  Financial Information
Item 1.  Financial Statements

                         MARK CENTERS TRUST
                    CONSOLIDATED BALANCE SHEETS
         (in thousands, except for per share amounts)
                                       June 30,    December 31,
                                          1997         1996
                                      (unaudited)
        ASSETS
Rental property - at cost:
  Land                                $  30,855     $ 31,084
  Buildings and improvements            271,209      271,423
  Construction-in-progress                6,949        4,904
                                       --------     --------
                                        309,013      307,411
  Less: accumulated depreciation         77,725       72,956
                                       --------     --------
     Net rental property                231,288      234,455
  Cash and cash equivalents               1,917        3,912
  Rents receivable - less allowance
     for doubtful accounts of $714
     and $544, respectively               3,979        4,956
  Prepaid expenses                          799        1,421
  Due from related parties                  168          203
  Furniture, fixtures and equipment, net    471          570
  Deferred charges                        9,689        9,034
  Mortgage escrows                        9,203        3,578
  Other assets                              716          388
                                       --------     --------
                                       $258,230     $258,517
                                       ========     ========
     LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Mortgage notes payable               $179,090     $156,772
  Lines of credit                         5,267       16,051
  Accounts payable and accrued expenses   6,264        9,397
  Payable to Principal Shareholder        3,069        3,050
  Distributions payable                   2,035        3,662
  Other liabilities                       1,373        2,027
                                       --------     --------
     Total Liabilities                  197,098      190,959
                                       --------     --------
Minority Interest                         9,721       10,752
                                       --------     --------



Shareholders' Equity:
  Common shares, $.001 par value,
  authorized 50,000,000 shares, issued
  and outstanding 8,554,177 and
  8,548,817 shares, respectively              9            9
Additional paid-in capital               52,783       57,521
Deficit                                  (1,381)        (724)
                                       --------     --------
  Total Shareholders' Equity             51,411       56,806
                                       --------     --------
                                       $258,230     $258,517
                                       ========     ========
                       See accompanying notes

                              MARK CENTERS TRUST
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE AND SIX MONTHS
                       ENDED JUNE 30, 1997 AND 1996
               (in thousands except for per share amounts)

                         Three months ended    Six months ended
                          6/30/97   6/30/96    6/30/97  6/30/96
                            (unaudited)           (unaudited)
Revenue:
Minimum rents             $ 8,306  $ 8,259     $16,750   $16,725
Percentage rents              841      614       1,525     1,216
Expense reimbursements      1,627    1,607       3,404     3,551
Other                         354      239         573       462
                          -------  -------     -------   -------
  Total revenue            11,128   10,719      22,252    21,954
                          -------  -------     -------   -------
Expenses:
 Property operating         2,129    2,274       4,692     5,091
 Real estate taxes          1,414    1,368       2,853     2,666
 Depreciation and
  amortization              3,365    3,269       6,689     6,471
 General and administrative   570      714       1,107     1,472
                          -------  -------     -------   -------
  Total operating expenses  7,478    7,625      15,341    15,700
                          -------  -------     -------   -------
 Operating income           3,650    3,094       6,911     6,254
 Loss on sale of property      --       --          12        --
 Interest and financing
  expense                   3,910    3,076       7,646     6,050
                          -------  -------     -------   -------
 (Loss) income before
  minority interest          (260)      18        (747)      204
 Minority interest             18      (22)         89       (74)
                          -------  -------     -------   -------
  Net (loss) income       $  (242) $    (4)    $  (658)  $   130
                          =======  =======     =======   =======
  Net (loss)income per
  common share            $  (.03) $   .00     $  (.08)  $   .02
                          =======  =======     =======   =======




                       See accompanying notes


                          MARK CENTERS TRUST
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                            (in thousands)
                                              June 30,  June 30,
                                                1997       1996
                                                  (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                           $   (658)     $  130
Adjustments to reconcile net income to
  net cash provided by operating activities:
Depreciation and amortization of leasing
 costs                                         6,384       6,002
Amortization of deferred financing costs         305         469
Minority interest                                (89)         74
Provision for bad debts                          287         574
Loss on sale of property                          12          --
Other                                             52          56
                                             -------     -------
                                               6,293       7,305
Changes in assets and liabilities:
Rents receivable                                 689        (398)
Prepaid expenses                                 622         530
Due to/from related parties                       55          95
Other assets                                    (328)        374
Accounts payable and accrued expenses            511       1,197
Other liabilities                               (654)       (472)
                                             -------     -------
Net cash provided by operating activities      7,188       8,631
                                             -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for real estate and improvements (4,105)    (11,305)
(Decrease)increase in accounts payable
  related to construction in progress         (3,645)      6,252
Net proceeds from sale of property             1,288          --
Payment of deferred leasing charges             (401)     (2,951)
Expenditures for furniture, fixtures and
  equipment                                       (6)         --
                                             -------     -------
  Net cash used in investing activities       (6,869)     (8,004)
                                             -------     -------



CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on mortgages              (11,467)     (2,433)
Proceeds received on mortgage notes           23,000       5,377
Net (increase) decrease in mortgage escrows   (5,625)      1,791
Payment of deferred financing costs             (866)       (335)
Dividends paid                                (6,155)     (6,151)
Distributions paid to Principal Shareholder   (1,201)     (1,212)
                                             -------      ------
  Net cash used in financing activities       (2,314)     (2,963)
                                             -------     -------

DECREASE IN CASH AND CASH EQUIVALENTS         (1,995)     (2,336)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD 3,912       3,068
                                              ------     -------
CASH AND CASH EQUIVALENTS, END OF PERIOD     $ 1,917     $   732
                                             =======     =======
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for interest, net
  of amounts capitalized of $261 and $449,
  respectively                               $ 7,390     $ 5,867
                                             =======     =======
















                      See accompanying notes

                       MARK CENTERS TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (in thousands, except for per share amounts)

1.  BASIS OF PRESENTATION
The consolidated financial statements include the consolidated accounts of Mark Centers Trust (the "Company") and its majority owned partnerships, including Mark Centers Limited Partnership (the "Operating Partnership"), and have been prepared in accordance with generally accepted accounting principles for interim financial information and with instruction to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information furnished in the accompanying consolidated financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the aforementioned consolidated financial statements for the interim periods. Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997.

The aforementioned consolidated financial statements should be read in conjunction with the notes to the aforementioned consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

2.  ORGANIZATION AND FORMATION OF THE COMPANY
The Company was formed as a Maryland Real Estate Investment Trust ("REIT") on March 4, 1993 by Marvin L. Slomowitz (the "Principal Shareholder"), the principal owner of Mark Development Group (the "Predecessor"), to continue the business of the Predecessor in acquiring, developing, renovating, owning and operating shopping center properties. The Company effectively commenced operations on June 1, 1993 with the completion of its initial public offering, whereby it issued an aggregate of 8,350,000 common shares of beneficial interest to the public at an initial public offering price of $19.50 per share (the "Offering"). The proceeds from the Offering were used to repay certain property-related indebtedness, for costs associated with the Offering and transfer of the properties to the Company and for working capital. The acquisition of the properties was recorded by the Company at the historical cost reflected in the Predecessor's financial statements since these transactions were conducted with entities deemed to be related parties.
                                5

                          MARK CENTERS TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (in thousands, except per share amounts)

The Company currently owns and operates thirty-nine properties consisting of thirty-four neighborhood and community shopping centers, three enclosed malls and two mixed use (retail/office) properties. All of the Company's assets are held by, and all of its operations are conducted through, the Operating Partnership and its majority owned partnerships. As of June 30, 1997, the Company controlled 84% of the Operating Partnership as the sole general partner. The Company will at all times be the sole general partner of, and owner of a 51% or greater interest in, the Operating Partnership. The Principal Shareholder, who is the principal limited partner of the Operating Partnership, owns in excess of 99% of the minority interest in the Operating Partnership.

3. SHAREHOLDERS' EQUITY AND MINORITY INTEREST
The following table summarizes the change in the shareholders' equity and minority interest since December 31, 1996:

                                       Shareholders'    Minority
                                           Equity       Interest
Balance at December 31, 1996              $56,806        $10,752
Net loss for the period January 1
  through June 30, 1997                      (658)           (89)
Vesting of restricted shares                   52             --
Distributions to Principal Shareholder         --           (942)
Dividends, $.56 per share                  (4,789)            --
                                          -------        -------
Balance at June 30, 1997                  $51,411        $ 9,721
                                          =======        =======

4.  RELATED PARTY TRANSACTIONS
As of June 30, 1997 amounts due from related parties consisted of the following:

Accrued ground rent due from Blackman Plaza
Partners (a limited partnership in which the
Principal Shareholder is a 1% general partner)           $   190

Other amounts (net) due to Principal Shareholder             (22)
                                                         -------
                                                         $   168
                                                         =======

                          MARK CENTERS TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (in thousands, except per share amounts)

5.   MORTGAGE NOTES AND LINES OF CREDIT
On June 4, 1997 , the Company extended the maturity date on its line of credit with Firstrust Bank to August 31, 1997. All other terms and conditions of the facility remain in effect.

6.  PER SHARE DATA
Primary earnings per share are computed based on 8,559,535 and 8,561,294 shares outstanding, which represent the weighted average number of shares outstanding (including restricted shares) during the six month periods ended June 30, 1997 and 1996, respectively. Fully diluted earnings per share is based on an increased number of shares that would be outstanding assuming the exercise of share options at the market price at the end of the period. Since fully diluted earnings per share is not materially dilutive or is anti-dilutive, such amounts are not presented.

7.  NEW ACCOUNTING PRONOUNCEMENT
In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"). FAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Early adoption is not permitted and the statement requires restatement of all prior-period earnings per share ("EPS") presented after the effective date. The Company will adopt FAS 128 effective with the year ending December 31, 1997 and does not expect the impact on EPS to be material.

8.   DISTRIBUTIONS PAYABLE
On June 17, 1997, the Trustees declared a cash distribution of $0.20 per common share and OP Unit payable on July 31, 1997 to shareholders and limited partners of record as of June 30, 1997.

                          MARK CENTERS TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (in thousands, except per share amounts)

9.   ENVIRONMENTAL MATTERS
Upon conducting environmental site inspections in connection with the 1996 financing with Morgan Stanley Mortgage Capital, Inc. ("Morgan Stanley"), certain environmental contamination was identified at the Cloud Springs Plaza in Fort Oglethorpe, Georgia (the "Property"), prompting Morgan Stanley to escrow $375,000 of the available loan proceeds to pay for estimated remediation costs. In March 1997, the Company received notice from the Georgia Department of Natural Resources that contamination exceeding a reportable quantity had not occurred and, therefore, the Property would not be listed on the State's Hazardous Site Inventory. Consequently, in July 1997, Morgan Stanley released $375,000 of the escrowed funds to the Company. As the Company expects no further remediation costs will be required by the State of Georgia, the $245,000 reserve for further environmental remediation costs at the Property has been reversed in the June 30, 1997 financial statements.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

The following discussion is based on the consolidated financial statements of Mark Centers Trust (the "Company") as of June 30,
1997 and 1996 and for the three and six months then ended.

This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto. These financial statements include all adjustments which, in the opinion of management, are necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature. Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997.

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 1997 to Three Months
Ended June 30, 1996

Total revenue increased $409,000, or 4%, to $11.1 million for the quarter ended June 30, 1997 compared to $10.7 million for the quarter ended June 30, 1996.

Minimum rents increased $47,000 for the quarter ended June 30, 1997 compared to the same period in 1996. Increases in minimum rents of $235,000 following the completion of Phase I at the Union Plaza in October 1996 and of $132,000 following the opening of HomePlace at the New Louden Center in June 1996 were offset by a decline in minimum rents at two centers resulting from the loss of two anchor tenants (Jamesway at the Ledgewood Mall and Rich's Department Store at the Auburn Plaza) as well as certain tenants at these two centers paying percentage rent in lieu of minimum rent pursuant to anchor cotenancy requirements subsequent to June 30, 1996. Further offsetting the above increases in minimum rent was the loss of $103,000 in minimum rent as a result of the State of Alabama Department of Public Health vacating its leased space at the Normandale Mall following the expiration of its leases in April 1997.

Percentage rents, representing the Company's participation in tenants' gross sales above predetermined thresholds, increased $227,000, or 37%, to $841,000 for the quarter ended June 30, 1997 compared to $614,000 for the same period in 1996 primarily as a result of tenants paying percentage rent in lieu of minimum rent pursuant to anchor cotenancy requirements at the Ledgewood Mall and Auburn Plaza.

Other income increased $115,000, or 48%, to $354,000 for the quarter ended June 30, 1997 from $239,000 for the same period in 1996 primarily as a result of an early lease termination payment of $75,000 received from a tenant at the Troy Plaza in June 1997 and interest earned on mortgage escrows for the quarter ended June 30, 1997.

Total operating expenses of $7.5 million for the quarter ended
June 30, 1997 decreased $147,000, or 2%, from $7.6 million for the quarter ended June 30, 1996.

Property operating expenses decreased $145,000 for the quarter ended June 30, 1997 compared to the same period in 1996 primarily due to the reversal of a $245,000 reserve for previously estimated environmental remediation costs for the Cloud Springs Plaza in June 1997 (Reference Note 9 to the financial statements) offset by increased maintenance at various centers within the Company's portfolio.

General and administrative expenses decreased $144,000, or 20%, to $570,000 for the quarter ended June 30, 1997 compared to $714,000 for the same period in 1996 primarily as a result of the write-off of certain non-recurring costs totalling $162,000 during the quarter ended June 30, 1996 as a result of the Company's decision to terminate the acquisition of a center.

The foregoing decreases in operating expenses were partially offset by increases in real estate taxes and depreciation and amortization totalling $142,000 for the quarter ended June 30, 1997 primarily due to the Company's property development and expansion activities.

Interest and financing expenses increased $834,000 for the quarter ended June 30, 1997 compared to the quarter ended June 30, 1996. This variance was primarily a result of higher average outstanding borrowings related to increased property development and expansion activities.

Income before minority interest declined $278,000 to a loss of $260,000 for the quarter ended June 30, 1997 from income of $18,000 for the same period in 1996.

Comparison of Six Months Ended June 30, 1997 to Six Months Ended
June 30, 1996

Total revenue increased approximately $298,000, or 1%, to $22.3 million for the six months ended June 30, 1997 compared to $22.0 million for the same period in 1996. Increases in minimum rents of $468,000 following the completion of Phase I at the Union Plaza in October 1996, of $263,000 following the opening of HomePlace at the New Louden Center in June 1996 and of $67,000 following the opening of Dunham's Sporting Goods at the East End Centre in August 1996 were offset by a decline in minimum rents at two centers resulting from the loss of two anchor tenants (Jamesway at the Ledgewood Mall and Rich's Department Store at the Auburn Plaza) as well as certain tenants at these two centers paying percentage rent in lieu of minimum rent pursuant to anchor cotenancy requirements subsequent to June 30, 1996. Further offsetting the above increases in minimum rent was the loss of $103,000 in minimum rent as a result of the State of Alabama Department of Public Health vacating its leased space at the Normandale Mall following the expiration of its leases in April 1997.

Percentage rents increased $309,000, or 25%, to $1.5 million for the six months ended June 30, 1997 compared to $1.2 million for the same period in 1996 primarily as a result of tenants paying percentage rent in lieu of minimum rent pursuant to anchor cotenancy requirements at the Ledgewood Mall and Auburn Plaza.

Other income increased $111,000, or 24%, to $573,000 for the six months ended June 30, 1997 from $462,000 for the same period in 1996 primarily as a result of an early lease termination payment of $75,000 received from a tenant at the Troy Plaza in June 1997 and interest earned on mortgage escrows for the six months ended June 30, 1997.

Total operating expenses decreased $359,000, or 2%, to $15.3 million for the six months ended June 30, 1996 compared to $15.7 million for the same period in 1996.

Property operating expenses decreased $399,000, or 8%, for the six months ended June 30, 1997 compared to the same period in 1996 primarily due to the reversal of the $245,000 reserve for environmental remediation costs for the Cloud Springs Plaza in June 1997 (Reference Note 9 to the financial statements) and a $352,000 reduction in snow removal costs as a result of the milder 1997 seasonal weather. These were partially offset by increased maintenance, landscaping and cleaning expenses at various centers within the Company's portfolio for the six months ended June 30, 1997.

General and administrative expenses decreased $365,000, or 25%, to $1.1 million for the six months ended June 30, 1997 compared to $1.5 million for the same period in 1996 primarily as a result of the write-off of non-recurring costs totalling $269,000 following the Company's decision to terminate certain acquisition and development activities during the six months ended June 30, 1996.

The foregoing decreases in operating expenses were partially offset by increases in real estate taxes and depreciation and amortization totalling $405,000 for the six months ended June 30, 1997 primarily due to the Company's property development and expansion activities.

Net interest and related financing expenses increased approximately $1.6 million for the six months ended June 30, 1997 compared to the same period in 1996. This increase was attributable to higher average outstanding borrowings related to retenanting, acquisition, expansion and development activities.

Income before minority interest for the six months ended June 30, 1997 decreased $951,000 to a loss of $747,000 from income before minority interest of $204,000 for the same period in 1996.

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

                           FUNDS FROM OPERATIONS
                       FOR THE THREE AND SIX MONTHS
                       ENDED JUNE 30, 1997 AND 1996
                 (in thousands, except per share amounts)
                              Three months ended    Six months ended
                               6/30/97   6/30/96    6/30/97  6/30/96
Revenue
Minimum rents (a)              $ 8,264   $ 8,168   $16,612   $16,574
Percentage rents                   841       614     1,525     1,216
Expense reimbursements           1,627     1,607     3,404     3,551
Other                              354       239       573       462
                               -------   -------   -------   -------
 Total revenue                  11,086    10,628    22,114    21,803
                               -------   -------   -------   -------
Expenses
Property operating (b)           2,336     2,222     4,888     4,963
Real estate taxes                1,414     1,368     2,853     2,666
General and administrative         568       710     1,100     1,461
                               -------   -------   -------   -------
 Total operating expenses        4,318     4,300     8,841     9,090
                               -------   -------   -------   -------
Operating income                 6,768     6,328    13,273    12,713
Interest and financing
 expense                         3,910     3,076     7,646     6,050
Amortization of deferred
 financing costs                  (156)     (235)     (305)     (469)
Depreciation of non-real
 estate assets                     (53)      (54)     (105)     (111)
                               -------   -------   -------   -------
Funds from operations          $ 2,649   $ 2,963   $ 5,217   $ 6,083
                               =======   =======   =======   =======
Funds from operations
 per share (c)                 $   .26   $   .29   $   .51   $   .60
                               =======   =======   =======   =======
       Reconciliation of funds from Operations to Net Income
      determined in accordance with Generally Accepted Accounting
                           Principles (GAAP)
Funds from operations above    $ 2,649   $ 2,963   $ 5,217   $ 6,083
Depreciation and amortization
 of leasing costs               (3,156)   (2,980)   (6,279)   (5,891)
Straight-line rents and
 related write-offs, net             8        42       100        34
Reversal of reserve for
 environmental remediation costs   245        --       245        --
Minority interest                   18       (22)       89       (74)
Loss on sale of property            --        --       (12)       --

Other non-cash adjustments          (6)       (7)      (18)      (22)
                               -------   -------   -------   -------
 Net (loss) income             $  (242)  $    (4)  $  (658)  $   130
                               =======   =======   =======   =======
 Net (loss) income
   per share (d)               $  (.03)  $   .00   $  (.08)  $   .02
                               =======   =======   =======   =======

(a) Excludes income from straight-lining of rents.
(b) Represents all expenses other than depreciation, amortization, write-off of unbilled rent receivables recognized on a straight-line basis and the non-cash charge for compensation expense related to the Company's restricted share plan.
(c) Assumes full conversion of 1,623,000 Operating Partnership Units into common shares of the Company for the six months ended June 30, 1997 and 1996 respectively, for a total of 10,177,177 and 10,171,817 shares, respectively.
(d) Net income per share is computed based on the weighted average number of shares outstanding for the six months ended June 30, 1997 and 1996 of 8,559,535 and 8,561,294, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company has $2.2 million outstanding on its line of credit facility with Firstrust Savings Bank ("Firstrust"). The facility bears interest at the higher of 8.75% or the prime rate established by Firstrust Bank plus 1/2%, requires the monthly payment of principal through the maturity date of August 31, 1997 and is secured by the Mark Plaza. The Company has obtained a commitment from Firstrust to provide additional financing of $3.3 million for the expansion and renovation of the Mark Plaza (of which $3.0 million is included in the 1997 estimated capital outlays as discussed below), and convert the entire facility of $5.5 million to a construction loan to mature in 18 months following closing.

The Company has additional mortgage indebtedness of $182.2 million outstanding which bears rates of interest ranging from 7.70% to 9.50% with maturities ranging from April 2, 1998 to November 1, 2021.

At June 30, 1997, the Company's capitalization consisted of $184.4 million of debt and $98.0 million of market equity (using a June 30, 1997 market price of $9.625 per share). Of the total outstanding debt, $175.1 million, or 95%, is carried at fixed interest rates and the remaining $9.3 million, or 5%, is carried at variable rates.

The Company currently estimates that capital outlays for property development, property expansion and tenant improvements associated with recent leasing activity will require $9.1 million during the remainder of 1997. At June 30, 1997, $652,000 of these outlays are reflected in accounts payable and accrued expense balances and $1.8 million in mortgage escrows.

Historically, the principal sources for funding operations, renovations, expansion, development and acquisitions have been funds from operations, construction and permanent secured debt financings, as well as short term construction and line of credit borrowing from various lenders. Consistent with the Company's historical practice of funding certain property expansion and tenant improvements with internally generated cash, the Company believes it prudent to fund certain of the estimated 1997 capital outlays above in a similar manner. As a consequence, in June 1997 the Company reduced its dividend to an annual rate of $.80 per share.

The Company anticipates that this dividend level will enable the funding of certain tenant improvements with internal cash while providing for a sustainable distribution level. Furthermore, the Company anticipates that cash flow from operating activities will continue to provide adequate capital for all debt service payments and recurring capital expenditures as well. This conservative dividend policy which allows for reinvestment in the Company's properties in conjunction with amounts currently escrowed with lenders and the use of construction financing as well as other debt and equity financing alternatives will provide the necessary capital to fund planned 1997 outlays for property development, property expansion and tenant improvements, and achieve continued growth.

HISTORICAL CASH FLOW

The following discussion of historical cash flow compares the Company's cash flow for the six months ended June 30, 1997 with the Company's cash flow for the six months ended June 30, 1996.

Net cash provided by operating activities decreased from $8.6 million for the six months ended June 30, 1996 to $7.2 million for the six months ended June 30, 1997. This variance was primarily attributable to a $1.0 million decrease in cash provided from net income before changes in operating assets and liabilities and a $431,000 decrease in cash provided by changes in operating assets and liabilities for 1997.

Investing activities used $6.9 million during the six months ended June 30, 1997, a $1.1 million decrease in cash used from the same period in 1996. This was due to a $2.6 million decrease in deferred leasing charges paid and the receipt of $1.3 million from the sale of the Newberry Plaza during the six months ended June 30, 1997. These amounts were partially offset by $2.7 million more cash used during the six months ended June 30, 1997 related to property development, expansion and retenanting activities (including the payment of accounts payable related thereto).

Net cash used in financing activities was $2.3 million for the six months ended June 30, 1997 representing a $649,000 decrease from net cash used in financing activities of $3.0 million for the six months ended June 30, 1996 primarily attributable to financing obtained from Nomura Asset Capital Corporation ("Nomura") on March 4, 1997.

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

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

10.3 (e)  Amendment Number Three to First Amended and Restated
          Assumption, Extension and Loan Agreement between the
          Company and Fleet National Bank

10.17(e) Fourth Amendment to Revolving Credit Loan Agreement between the Company and Mellon Bank, N.A.

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

                                   MARK CENTERS TRUST


 By:                               /s/ Marvin L. Slomowitz
                                   Marvin L. Slomowitz
                                   Chief Executive Officer and
                                   Trustee (Principal Executive
                                   Officer)


                                   /s/ Joshua Kane
                                   Joshua Kane
                                   Senior Vice President
                                   Chief Financial Officer and
                                   Treasurer (Principal Financial
                                   and Accounting Officer)


Date: August 14, 1997

                     INDEX OF EXHIBITS



10.3 (e) Amendment Number Three to First Amended and Restated
         Assumption, Extension and Loan Agreement between the
         Company and Fleet National Bank

10.17(e) Fourth Amendment to Revolving Credit Loan Agreement between the Company and Mellon Bank, N.A.

27       Financial Data Schedule (EDGAR filing only)