Form 10-Q
period 1997-09-30
MARK CENTERS TRUST
filed 1997-11-13
CIK 899629

               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                         FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1997

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

          As of November 8, 1997, there were 8,554,177 common shares of beneficial interest, par value $.001 per share, outstanding.

                         MARK CENTERS TRUST
                              FORM 10-Q


                              INDEX


Part I: Financial Information                             Page

Item 1. Financial Statements (Unaudited)

        Consolidated balance sheets as of
        September 30, 1997 and December 31, 1996            1

        Consolidated statements of operations for
        the three and nine months ended
        September 30, 1997 and 1996                         2

        Consolidated statements of cash flows for
        the nine months ended September 30, 1997
        and 1996                                            3

        Notes to consolidated financial statements          5

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations       8

Part II:Other Information

        Signatures                                          18

Part I.  Financial Information
Item 1.  Financial Statements

                         MARK CENTERS TRUST
                    CONSOLIDATED BALANCE SHEETS
         (in thousands, except for per share amounts)
                                    September 30, December 31,
                                          1997       1996
                                      (unaudited)
        ASSETS
Rental property - at cost:
  Land                                 $ 30,855     $ 31,084
  Buildings and improvements            271,474      271,423
  Property under development              7,856        4,904
                                       --------     --------
                                        310,185      307,411
  Less: accumulated depreciation         80,720       72,956
                                       --------     --------
     Net rental property                229,465      234,455
  Cash and cash equivalents               1,149        3,912
  Restricted cash - escrows               7,613        3,578
  Rents receivable - less allowance
     for doubtful accounts of $773
     and $544, respectively               4,964        4,956
  Prepaid expenses                        1,609        1,421
  Due from related parties                  171          203
  Deferred charges, net                   9,755        9,034
  Other assets                            1,248          958
                                       --------     --------
                                       $255,974     $258,517
                                       ========     ========
     LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Mortgage notes payable               $180,723     $156,772
  Lines of credit                         2,995       16,051
  Accounts payable and accrued expenses   6,721        9,397
  Payable to Principal Shareholder        3,050        3,050
  Distributions payable                   2,035        3,662
  Other liabilities                       1,909        2,027
                                       --------     --------
     Total Liabilities                  197,433      190,959
                                       --------     --------
Minority Interest                         9,314       10,752
                                       --------     --------



Shareholders' Equity:
  Common shares, $.001 par value,
  authorized 50,000,000 shares, issued
  and outstanding 8,554,177 and
  8,548,817 shares, respectively              9            9
Additional paid-in capital               51,072       57,521
Deficit                                  (1,854)        (724)
                                       --------     --------
  Total Shareholders' Equity             49,227       56,806
                                       --------     --------
                                       $255,974     $258,517
                                       ========     ========
                       See accompanying notes

                              MARK CENTERS TRUST
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE AND NINE MONTHS
                    ENDED SEPTEMBER 30, 1997 AND 1996
               (in thousands except for per share amounts)

                         Three months ended    Nine months ended
                          9/30/97   9/30/96    9/30/97  9/30/96
                            (unaudited)           (unaudited)
Revenue:
 Minimum rents             $ 8,375 $ 8,388     $25,125   $25,113
 Percentage rents              705     581       2,230     1,797
 Expense reimbursements      1,611   1,443       5,015     4,994
 Other                         183      85         756       547
                           ------- -------     -------   -------
  Total revenue             10,874  10,497      33,126    32,451
                           ------- -------     -------   -------
Expenses:
 Property operating          2,052   2,273       6,744     7,366
 Real estate taxes           1,393   1,282       4,246     3,948
 Depreciation and
  amortization               3,547   3,487      10,236     9,957
 General and administrative    538     642       1,646     2,114
                           ------- -------     -------   -------
Total operating expenses     7,530   7,684      22,872    23,385
                           ------- -------     -------   -------
Operating income             3,344   2,813      10,254     9,066
(Loss) gain on sale of
  property                      --      21         (12)       21
Interest expense            (3,888) (3,017)    (11,533)   (9,067)
                           ------- -------     -------   -------
(Loss) income before
  minority interest           (544)   (183)     (1,291)       20
Minority interest               72       4         161       (69)
                           ------- -------     -------   -------
Net loss                   $  (472)$  (179)    $(1,130)  $   (49)
                           ======= =======     =======   =======
Net loss per
  common share             $  (.06)$  (.02)    $  (.13)  $  (.01)
                           ======= =======     =======   =======



                       See accompanying notes


                          MARK CENTERS TRUST
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                            (in thousands)
                                              Sept 30,   Sept 30,
                                                1997      1996
                                                  (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                    $ (1,130)   $    (49)
Adjustments to reconcile net income to
  net cash provided by operating activities:
Depreciation and amortization of leasing
 costs                                         9,804       9,225
Amortization of deferred financing costs         432         732
Minority interest                               (161)         69
Provision for bad debts                          509         782
Loss (gain) on sale of property                   12         (21)
Other                                             52          56
                                             -------     -------
                                               9,518      10,794
Changes in assets and liabilities:
Rents receivable                                (517)       (392)
Prepaid expenses                                (188)         33
Due from related parties                          32         173
Other assets                                    (447)        758
Accounts payable and accrued expenses            733       4,378
Other liabilities                               (118)        322
                                             -------     -------
Net cash provided by operating activities      9,013      16,066
                                             -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for real estate and
 improvements, net of payables                (8,876)    (13,495)
Net proceeds from sale of property             1,288          22
Payment of deferred leasing charges             (751)     (3,097)
                                             -------     -------
Net cash used in investing activities         (8,339)    (16,570)
                                             -------     -------






CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on mortgages              (14,183)     (2,751)
Proceeds received on mortgage notes           25,078      11,588
Net (increase) decrease in mortgage escrows   (4,035)      2,014
Payment of deferred financing costs             (895)     (1,004)
Dividends paid                                (7,866)     (9,227)
Distributions paid to Principal Shareholder   (1,536)     (1,835)
                                             -------     -------
  Net cash used in financing activities       (3,437)     (1,215)
                                             -------     -------

DECREASE IN CASH AND CASH EQUIVALENTS         (2,763)     (1,719)
CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                          3,912       3,068
                                             -------     -------
CASH AND CASH EQUIVALENTS, END OF PERIOD     $ 1,149     $ 1,349
                                             =======     =======
Supplemental Disclosures of Cash Flow Information:
   Cash paid during the period for interest, net
   of amounts capitalized of $425 and $819,
   respectively                              $11,610     $ 8,939
                                             =======     =======




















                      See accompanying notes

                       MARK CENTERS TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (in thousands, except for per share amounts)

1.  THE COMPANY
Mark Centers Trust (the "Company") currently owns and operates thirty-nine properties consisting of thirty-four neighborhood and community shopping centers, three enclosed malls and two mixed use (retail/office) properties. All of the Company's assets are held by, and all of its operations are conducted through Mark Centers Limited Partnership, (the "Operating Partnership") and its majority owned partnerships. As of September 30, 1997, the Company controlled 84% of the Operating Partnership as the sole general partner. The Company will at all times be the sole general partner of, and owner of a 51% or greater interest in, the Operating Partnership. Marvin L. Slomowitz (the "Principal Shareholder"), who is the principal limited partner of the Operating Partnership, owns in excess of 99% of the minority interest in the Operating Partnership. The Company is operating as a real estate investment trust ("REIT") for federal income tax purposes.

2.  BASIS OF PRESENTATION
The consolidated financial statements include the consolidated accounts of the Company and its majority owned partnerships, including the Operating Partnership, and have been prepared in accordance with generally accepted accounting principles for interim financial information and with instruction to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information furnished in the accompanying consolidated financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the aforementioned consolidated financial statements for the interim periods. Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

                          MARK CENTERS TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (in thousands, except per share amounts)


3. SHAREHOLDERS' EQUITY AND MINORITY INTEREST
The following table summarizes the change in the shareholders' equity and minority interest since December 31, 1996:

                                       Shareholders'    Minority
                                           Equity       Interest
Balance at December 31, 1996              $56,806        $10,752
Net loss for the period January 1
  through September 30, 1997               (1,130)          (161)
Vesting of restricted shares                   52             --
Distributions to Principal Shareholder         --         (1,277)
Dividends, $.76 per share                  (6,501)            --
                                          -------        -------
Balance at September 30, 1997             $49,227        $ 9,314
                                          =======        =======

4.  RELATED PARTY TRANSACTIONS
As of September 30, 1997 amounts due from related parties consisted of the following:

Accrued ground rent due from Blackman Plaza
Partners (a limited partnership in which the
Principal Shareholder is a 1% general partner)           $   190

Other amounts (net) due to Principal Shareholder             (19)
                                                         -------
                                                         $   171
                                                         =======

5.   CONSTRUCTION LOAN
On September 18, 1997 , the Company closed on a $5.5 million construction loan with Firstrust Savings Bank ("Firstrust") which refinanced and expanded the Company's existing $2.1 million credit facility with Firstrust. This construction loan is for the expansion of the Mark Plaza in Edwardsville, Pennsylvania, to accommodate a 52,825 square foot Redner's Supermarket. The loan bears interest, payable monthly, at the Firstrust commercial reference rate plus 1% and matures March 18, 1999.

                          MARK CENTERS TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (in thousands, except per share amounts)

6.  PER SHARE DATA
Primary earnings per share are computed based on 8,559,229 and 8,560,708 shares outstanding, which represent the weighted average number of shares outstanding (including restricted shares) during the nine month periods ended September 30, 1997 and 1996, respectively. Fully diluted earnings per share is based on an increased number of shares that would be outstanding assuming the exercise of share options at the market price at the end of the period. Since fully diluted earnings per share is not materially dilutive or is anti-dilutive, such amounts are not presented. The Company intends to adopt Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128") effective with the year ending December 31, 1997 (earlier adoption is not permitted) and does not expect the impact on EPS to be material.

7.   DISTRIBUTIONS PAYABLE
On September 17, 1997, the Trustees declared a cash dividend of $0.20 per common share and Operating Partnership Unit payable on December 15, 1997 to shareholders and limited partners of record as of October 31, 1997.

8.  NEW ACCOUNTING PRONOUNCEMENT
Financial Accounting Standards Board Statement No. 131 ("FAS No. 131") "Disclosure about Segments of an Enterprise and Related Information" is effective for financial statements issued for periods beginning after December 15, 1997. FAS No. 131 requires disclosure about segments of an enterprise and related information regarding the different types of business activities in which an enterprise engages and the different economic environments in which it operates. The Company does not believe that the implementation of FAS No. 131 will have a material impact on its financial statements.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

The following discussion is based on the consolidated financial statements of Mark Centers Trust (the "Company") as of September 30, 1997 and 1996 and for the three and nine months then ended. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

Certain statements made in this report may constitute "forward-looking statements" within the meaning of federal securities laws. Such statements are inherently subject to risk and uncertainties which may cause the actual results to differ materially from the future results implied by such forward-looking statements. Factors which might cause such differences include general economic conditions, adverse changes in the real estate markets in general and in the geographic regions in which the Company's properties are located, changes in interest rates, potential bankruptcy of tenants and environmental requirements.

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 1997 to Three
Months Ended September 30, 1996

Total revenue increased $377,000, or 4%, to $10.9 million for the quarter ended September 30, 1997 compared to $10.5 million for the quarter ended September 30, 1996.

In total, minimum rents did not vary significantly between 1997 and 1996. A $253,000 increase in minimum rents was experienced following the completion of Phase I of the Union Plaza in October 1996. Additionally, minimum rents increased in 1997 following the retenanting of various space within the core portfolio at increased market rates. These increases were offset by certain tenants paying percentage rent in lieu of minimum rent pursuant to anchor cotenancy requirements with Jamesway who vacated the Ledgewood Mall in 1996, and from the effect of the State of Alabama Department of Public Health vacating its leased space at the Normandale Mall following the expiration of its leases in April 1997. The Company is actively remarketing this vacated space.

Percentage rents, representing the Company's participation in tenants' gross sales above predetermined thresholds, increased $124,000, or 21%, to $705,000 for the quarter ended September 30, 1997 compared to $581,000 for the same period in 1996. The increase was primarily the result of tenants paying percentage rent in lieu of minimum rents at the Ledgewood Mall as discussed above.

Expense reimbursements, which represent the pass-through of certain property expenses to the tenants, increased $168,000, or 12% in 1997, primarily as a result of the recovery of increases in real estate taxes.

Other income increased $98,000, or 115%, to $183,000 for the quarter ended September 30, 1997 from $85,000 for the same period in 1996 primarily as a result of an increase in interest earned on mortgage escrows for the quarter ended September 30, 1997.

Total operating expenses of $7.5 million for the quarter ended
September 30, 1997 decreased $154,000, or 2%, from $7.7 million for the quarter ended September 30, 1996.

Property operating expenses decreased $221,000 for the quarter ended September 30, 1997 compared to the same period in 1996 primarily due to a reserve for estimated environmental remediation costs for two properties which had been established in September 1996. (This reserve was initially in the amount of $300,000, but was subsequently revised and reduced in June 1997 to $55,000 following a reduction in the scope of environmental remediation required by State agencies).

The foregoing decreases in operating expenses were partially offset by increases in real estate taxes of $111,000 and depreciation and amortization totalling $60,000 for the quarter ended September 30, 1997 primarily, due to the Company's property development and expansion activities.

General and administrative expenses decreased $104,000, or 16%, to $538,000 for the quarter ended September 30, 1997 compared to $642,000 for the same period in 1996 primarily as a result of lower professional fees.

Interest expense increased $871,000, or 29%, for the quarter ended September 30, 1997 compared to the same period in 1996.
This variance was primarily the result of higher average outstanding borrowings related to increased property development and expansion activities.

As a result of the foregoing, the net loss for the quarter ended
September 30, 1997 increased $293,000 to a loss of $472,000 from a loss of $179,000 for the same period in 1996.

Comparison of Nine Months Ended September 30, 1997 to Nine Months
Ended September 30, 1996

Total revenue increased $675,000, or 2%, to $33.1 million for the nine months ended September 30, 1997 compared to $32.5 million for the same period in 1996.

The increases in minimum rents of (i) $702,000 following the completion of Phase I at the Union Plaza in October 1996, (ii) $290,000 following the opening of HomePlace at the New Louden Center in June 1996 and (iii) $67,000 following the opening of Dunham's Sporting Goods at the East End Centre in August 1996 were partially offset by a decline in minimum rents at two centers following the loss of two anchor tenants during 1996(Jamesway at the Ledgewood Mall and Rich's Department Store at the Auburn Plaza) as well as certain tenants at these two centers paying percentage rent in lieu of minimum rent pursuant to anchor cotenancy requirements. Further offsetting the gains in minimum rent was the loss of $231,000 in minimum rent as a result of the State of Alabama Department of Public Health vacating its leased space at the Normandale Mall following the expiration of its leases in April 1997 and a $110,000 decrease in rents following the sale of the Newberry Plaza in March 1997.

Percentage rents increased $433,000, or 24%, to $2.2 million for the nine months ended September 30, 1997 compared to $1.8 million for the same period in 1996 primarily as a result of tenants paying percentage rent in lieu of minimum rents as previously discussed.

Other income increased $209,000, or 38%, to $756,000 for the nine months ended September 30, 1997 from $547,000 for the same period in 1996 primarily as a result of an increase in interest earned on mortgage escrows for the nine months ended September 30, 1997.

Total operating expenses decreased $513,000, or 2%, to $22.9 million for the nine months ended September 30, 1997 compared to $23.4 million for the same period in 1996.

Property operating expenses decreased $622,000, or 8%, for the nine months ended September 30, 1997 compared to the same period in 1996 primarily due to the reduction of the reserve for environmental remediation costs in 1997 as discussed earlier and a $352,000 reduction in snow removal costs as a result of the comparatively mild 1997 winter season.

The foregoing decreases in operating expenses were partially offset by increases in real estate taxes of $298,000 and depreciation and amortization totalling $279,000 for the nine months ended September 30, 1997 primarily due to the Company's property development and expansion activities.

General and administrative expenses decreased $468,000, or 22%, to $1.6 million for the nine months ended September 30, 1997 compared to $2.1 million for the same period in 1996 primarily due to the write-off of non-recurring costs totalling $286,000 as a result of the Company's decision to terminate certain acquisition and development activities during 1996 and reductions in professional fees during 1997.

Interest expense increased $2.4 million to $11.5 million for the nine months ended September 30, 1997 compared to $9.1 million for the same period in 1996. This increase was primarily attributable to higher average outstanding borrowings related to retenanting, acquisition, expansion and development activities.

The net loss for the nine months ended September 30, 1997 increased $1.1 million to a loss of $1.1 million from a loss of $49,000 for the same period in 1996.

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

                             FUNDS FROM OPERATIONS
                        FOR THE THREE AND NINE MONTHS
                       ENDED SEPTEMBER 30, 1997 AND 1996
                     (in thousands, except per share data)

                                 Three months ended    Nine months ended
                               9/30/97   9/30/96    9/30/97   9/30/96


Revenue
 Minimum rents (a)             $ 8,280   $ 8,303   $24,892   $24,876
 Percentage rents                  705       581     2,230     1,797
 Expense reimbursements          1,611     1,443     5,015     4,994
 Other                             183        85       756       547
                               -------   -------   -------   -------
   Total revenue                10,779    10,412    32,893    32,214
                               -------   -------   -------   -------
Expenses
 Property operating (b)          2,031     1,944     6,921     6,905
 Real estate taxes               1,393     1,282     4,246     3,948
 General and administrative        537       642     1,637     2,104
                               -------   -------   -------   -------
   Total operating expenses      3,961     3,868    12,804    12,957
                               -------   -------   -------   -------
Operating income                 6,818     6,544    20,089    19,257
Interest expense                (3,888)   (3,017)  (11,533)   (9,067)
Amortization of deferred
 financing costs                  (127)     (263)     (432)     (732)
Depreciation of non-real
 estate assets                     (52)      (52)     (156)     (163)
                               -------   -------   -------   -------
Funds from operations          $ 2,751   $ 3,212   $ 7,968   $ 9,295
                               =======   =======   =======   =======
Funds from operations
 per share (c)                 $   .27   $   .32   $   .78   $   .91
                               =======   =======   =======   =======

                             Three months ended    Nine months ended
                               9/30/97   9/30/96    9/30/97   9/30/96

Funds from operations above    $ 2,751   $ 3,212   $ 7,968   $ 9,295
Depreciation of real estate
 and amortization of
 leasing costs                  (3,368)   (3,172)   (9,648)   (9,062)
Straight-line rents and
 related write-offs (net)           74        67       176       100
(Loss) gain on sale of land         --        21       (12)       21
Adjust reserve for environmental
 remediation costs                  --      (300)      245      (300)
Minority interest                   72         4       161       (69)
Other non-cash adjustments          (1)      (11)      (20)      (34)
                               -------   -------   -------   -------
 Net loss                      $  (472)  $  (179)  $(1,130)  $   (49)
                               =======   =======   =======   =======
 Net loss per share (d)        $  (.06)  $  (.02)  $  (.13)  $  (.01)
                               =======   =======   =======   =======

(a) Excludes income from straight-lining of rents.
(b) Represents all expenses other than depreciation, amortization, write-off of unbilled rent receivables recognized on a straight-line basis and the non-cash charge for compensation expense related to the Company's restricted share plan.
(c) Assumes full conversion of 1,623,000 OP Units into common shares of the Company for the nine months ended September 30, 1997 and 1996, respectively, for a total of 10,177,177 and 10,171,817 shares, respectively.
(d) Net income per share is computed based on the weighted average number of shares outstanding for the nine months ended September 30, 1997 and 1996 of 8,559,229 and 8,560,708, respectively.

LIQUIDITY AND CAPITAL RESOURCES

On September 18, 1997 , the Company closed on a $5.5 million construction loan with Firstrust Savings Bank ("Firstrust") which refinanced and expanded the Company's existing $2.1 million credit facility with Firstrust. This construction loan is for the expansion of the Mark Plaza in Edwardsville, Pennsylvania, to accommodate a 52,825 square foot Redner's Supermarket. The loan bears interest, payable monthly, at the Firstrust commercial reference rate plus 1% and matures March 18, 1999.

As of September 30, 1997, the Company had outstanding mortgage indebtedness totalling $183.7 million which bears interest at rates ranging from 7.70% to 9.50% with maturities ranging from April 1998 to November 2021. Of the total outstanding debt, $174.6 million, or 95%, is carried at fixed interest rates and the remaining $9.1 million, or 5%, is carried at variable rates. Of the total outstanding debt, $99.8 million will become due by 2000, with scheduled maturities of $2.8 million in 1998, $2.1 million in 1999 and $94.9 million in 2000. As the Company does not anticipate having sufficient cash on hand to repay such indebtedness, it will need to refinance this indebtedness or select other alternatives based on market conditions at that time. The Company believes that the current loan-to-value ratios on the collateral properties are at levels which would allow it to fully refinance these loans on commercially competitive terms.

At September 30, 1997, the Company's capitalization consisted of
$183.7 million of debt and $96.0 million of market equity (using a September 30, 1997 market price of $9.4375 per share).

The Company currently estimates that capital outlays of approximately $10.3 million will be required for property development, property expansion and tenant improvements as a result of executed leases under which the Company expects tenants to commence occupancy during the remainder of 1997 and 1998. Of this amount, approximately $6.1 million will be provided through existing construction financing or financing for which the Company is currently negotiating a commitment. The remaining amounts are expected to be funded through the combination of cash provided from operations and the release of $1.8 million in restricted cash-escrow which is held subject to certain occupancy requirements at the Ledgewood Mall. At September 30, 1997, $881,000 of these outlays are reflected in accounts payable and accrued expense balances.

Historically, the principal sources for funding operations, renovations, expansion, development and acquisitions have been funds from operations, construction and permanent secured debt financings, as well as short term construction and line of credit borrowings from various lenders.

The Company anticipates that cash flow from operating activities will continue to provide adequate capital for all debt service payments, recurring capital expenditures and REIT distribution requirements as well as current dividend levels as established in June 1997. Consistent with past practice, the Company anticipates that it will obtain construction financing related to its capital outlays for certain property development, property expansion and tenant improvements. The Company anticipates meeting these and its other long-term capital needs from the above sources as well as through other debt and equity financing alternatives to achieve continued growth. However, there can be no assurance that these alternative debt and equity sources will be available and the inability to obtain these sources of capital could have an adverse effect on the Company's ability to fund future development, expansion and acquisition activities.

HISTORICAL CASH FLOW

The following discussion of historical cash flow compares the Company's cash flow for the nine months ended September 30, 1997 with the Company's cash flow for the nine months ended September
30, 1996.

Net cash provided by operating activities decreased from $16.1 million for the nine months ended September 30, 1996 to $9.0 million for the nine months ended September 30, 1997. This variance was primarily attributable to a $1.3 million decrease in cash provided from net income before changes in operating assets and liabilities and a $5.8 decrease in cash provided by changes in operating assets and liabilities (primarily accounts payable) for 1997.

Investing activities used $8.3 million during the nine months ended September 30, 1997, an $8.2 million decrease in cash used compared to the same period in 1996. This was due to $4.6 million less cash used during the nine months ended September 30, 1997 related to property development, expansion and retenanting activities (including the payment of accounts payable related thereto), a $2.3 million decrease in deferred leasing charges paid and the receipt of $1.3 million from the sale of the Newberry Plaza during the nine months ended September 30, 1997.

Net cash used in financing activities was $3.4 million for the nine months ended September 30, 1997 representing a $2.2 million increase compared to the same period in 1996. Cash provided by a $2.1 million increase in new mortgage financing as well as a reduction in dividends paid in 1997 was offset by a $6.0 million increase in cash used in mortgage escrows for 1997.

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

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

10.20(c) Construction and/or Development Loan Agreement between the Company and Firstrust Bank

10.20(d) Open End Fee and Leasehold Mortgage between the Company and Firstrust Bank

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

                                   MARK CENTERS TRUST


 By:                               /s/ Marvin L. Slomowitz
                                   Marvin L. Slomowitz
                                   Chief Executive Officer and
                                   Trustee (Principal Executive
                                   Officer)


                                   /s/ Joshua Kane
                                   Joshua Kane
                                   Senior Vice President
                                   Chief Financial Officer and
                                   Treasurer (Principal Financial
                                   and Accounting Officer)


Date: November 13, 1997

                     INDEX OF EXHIBITS



10.20(c) Construction and/or Development Loan Agreement between the Company and Firstrust Bank

10.20(d) Open End Fee and Leasehold Mortgage between the Company and Firstrust Bank

27       Financial Data Schedule (EDGAR filing only)