Form 10-K
period 1997-12-31
MARK CENTERS TRUST
filed 1998-04-15
CIK 899629

                 Securities and Exchange Commission
                          Washington, DC  20549
                               FORM 10-K
x    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934            [FEE REQUIRED]
          For the fiscal year ended December 31, 1997
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

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $76,452,957 million based on the closing price on the New York Stock Exchange for such stock on March 31, 1998.

The number of shares of the Registrant's Common Shares of Beneficial Interest outstanding was 8,554,177 on March 31, 1998.

                    DOCUMENTS INCORPORATED BY REFERENCE
Part III - Definitive proxy statement for the Annual Meeting of
Shareholders presently scheduled to be held June 12, 1998, to be filed pursuant to Regulation 14A.

                         TABLE OF CONTENTS
                         Form 10-K Report

Item No.                                              Page
                              PART I
1.   Business                                              3

2.   Properties                                           10

3.   Legal Proceedings                                    19

4.   Submission of Matters to a Vote
     of Security Holders                                  20

                              PART II
5.   Market for the Registrant's Common Equity and
     Related Shareholder Matters                          20

6.   Selected Financial Data                              21

7.   Management's Discussion and Analysis of Financial
     Condition and Results of Operations                  25

8.   Financial Statements and Supplementary Data          36

9.   Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure                  36

                              PART III
10.  Directors and Executive Officers of the Registrant   36

11.  Executive Compensation                               36

12.  Security Ownership of Certain Beneficial Owners and
     Management                                           36

13.  Certain Relationships and Related Transactions       36

                              PART IV
14.  Exhibits, Financial Statements, Schedules and
     Reports on Form 8-K                                  37

                                PART I

Item 1.   Business

General
     Mark Centers Trust (the "Company") was formed on March 4, 1993 as a Maryland Real Estate Investment Trust ("REIT") to continue the business of its predecessor company, Mark Development Group ("MDG" or the "Predecessor"). The Company is a fully integrated, self-managed and self-administered equity REIT which owns, acquires, develops and operates primarily neighborhood and community shopping centers in the eastern and southeastern United States. The Company currently owns and operates 39 properties totalling approximately 7.3 million square feet of gross leasable area ("GLA"), consisting of thirty-four neighborhood and community shopping centers, three enclosed malls, and two mixed use (retail/office) properties located in ten states.

     The Company is in the late stages of negotiation of a significant transaction which will provide additional properties and capital to the Company. If the transaction is completed in its current form, assuming execution of a definitive agreement (the "Agreement") and satisfaction of all conditions to the transaction, including approval by the Company's shareholders, the Company, through Mark Centers Limited Partnership, a Delaware limited partnership through which the Company conducts substantially all its activities ("the Operating Partnership"), and in exchange for approximately 11 million Operating
Partnership Units ("OP Units"), will acquire substantially all of the ownership interests in twelve retail shopping centers and five multi-family apartment complexes controlled by a private New York real estate company. Under the current proposal, the Company will also receive a cash investment of $100 million in exchange for newly issued common shares of beneficial interest ("Shares") valued at a price of $7.50 per share. Upon completion of the transaction, it is contemplated that two senior executives of the New York real estate company will become Chief Executive Officer and President of the Company, respectively. Mr. Marvin Slomowitz, the current Chairman of the Board and Chief Executive Officer, will remain as a board member and is expected to continue as a consultant to the Company. The two new executives will serve on the board together with two designees of the real estate company and two designees (in addition to Mr. Slomowitz) of the existing board.

     The transaction is subject to the completion of final negotiation and execution of the Agreement, receipt of a fairness opinion from Bear, Stearns & Co. Inc. (the Company's investment bankers), approval by the Company's Board of Trustees, evidence of the receipt by the real estate company of the necessary funds to make the cash investment and the completion of closing. The transaction is a complex one involving many parties and there can be no assurance that the Agreement will be executed or that the closing on this transaction will be completed. The transaction is subject to the approval by the shareholders of the Company at a meeting to be scheduled for that purpose if and when the Agreement is signed.

     The Company conducts substantially all of its activities through, and substantially all of its properties are owned by, the Operating Partnership and its majority owned partnerships. The Company currently owns an 84% interest in the Operating Partnership as the sole general partner. Concurrently with the consummation of the Company's initial public offering (the "Offering") on June 1, 1993, the Operating Partnership acquired thirty-one properties from Marvin L. Slomowitz, the founder of MDG and the Company's Chairman and Chief Executive Officer (the "Principal Shareholder"), or from affiliates of the Principal Shareholder, in exchange for OP Units which are exchangeable on a one for one basis into the Company's Shares. The properties had been developed directly or indirectly by the Principal Shareholder from 1964 through 1992 and were operated under MDG's direction. The Principal Shareholder owns in excess of 99% of the remaining 16% of the Operating Partnership in the form of OP Units. The remaining OP Units, which represent less than 1% ownership of the Operating Partnership, were issued by the Company in July 1995 to an unrelated entity in consideration for a property acquired by the Company. The Company at all times will be the general partner of and own no less than a 51% interest in the Operating Partnership.

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

     The Company's executive offices are located at 600 Third
Avenue, Kingston, Pennsylvania, and its telephone number is (717)
288-4581.

Business Objectives and Operating Strategy

     The Company currently specializes in neighborhood and community shopping centers strategically located in secondary markets where basic staple merchandise is not available in adequate supply. The Company intends to expand its operations through leasing, property management, renovation and expansion of existing shopping centers and through the development of new centers and acquisition of additional centers. As previously discussed, the Company is also in the late stages of negotiation of a significant transaction which would provide additional properties and capital to the Company.

     Operating and administrative functions such as leasing, property management, construction, finance and legal are provided by Company personnel, providing for fully integrated property management. In addition, management believes that the experience and tenant relationships developed through in-house leasing and property management staff enhance the Company's ability to attract and retain high quality tenants. Property operations are currently managed centrally at the Company's headquarters and are augmented by regional management and leasing offices at the Northwood Centre in Tallahassee, Florida, the Normandale Mall in Montgomery, Alabama and in Columbia, South Carolina. The Company also maintains property management offices at the Ledgewood Mall in Ledgewood, New Jersey, the Northside Mall in Dothan, Alabama, and the Searstown Mall in Titusville, Florida.

     The general weakness in the retail sector has adversely impacted the Company's cash flow and income, particularly given the retail concentration of the Company's tenants. In a soft retail environment tenants may experience downturns in their business which may weaken their financial condition and, potentially, result in their bankruptcy.

     On March 28, 1997, Crafts Plus+, Inc., a 30,000 square foot single location tenant, filed for protection under Chapter 11 of the United Sates Bankruptcy laws. For the fiscal years ended December 31, 1997 and 1996, rental revenues from this tenant (including expense reimbursements) totalled $111,000 and $110,000, respectively. The lease was rejected and in January 1998, the Company installed a replacement tenant, Beall's Outlet, at a lower per square foot rent in the entire space.
                                5

     On July 7, 1997, Montgomery Ward & Co., Incorporated filed for protection under Chapter 11 of the United States Bankruptcy laws. Montgomery Ward is currently a tenant at one retail location and related storage space in the Company's portfolio comprising approximately 77,000 square feet in total. For the fiscal years ended December 31, 1997 and 1996, rental revenues (including expense reimbursements and percentage rent) for this space totalled $154,000 and $142,000, respectively. The lease has been neither affirmed nor rejected and the Company continues to receive rent under its lease agreement.

     On August 11, 1997, Old America Stores, Inc. filed for protection under Chapter 11 of the United Sates Bankruptcy laws. Old America currently is a tenant at one location in the Company's portfolio comprising approximately 30,000 square feet. Rental revenues for the fiscal year ended December 31, 1997 (including expense reimbursements) from this tenant totalled $94,000. On January 21, 1998, the lease was assigned to KOB, LP in connection with KOB, LP's acquisition of substantially all of the assets of Old America Stores, Inc. As such, the Company continues to receive rent under its lease agreement.

     On January 2, 1998, Bruno's Inc. filed for protection under Chapter 11 of the United Sates Bankruptcy laws. Bruno's is a tenant at one location in the Company's portfolio comprising approximately 48,000 square feet. For the fiscal years ended December 31, 1997 and 1996, rental revenues (including expense reimbursements) from this tenant totalled $231,000 and $227,000, respectively. The lease was rejected March 18, 1998 and the Company signed a lease with Office Depot, Inc. on March 31, 1998 for 30,000 square feet of this space at a higher per square foot rent and is engaged in releasing efforts for the balance of the space.

     On January 5, 1998, HomePlace Stores, Inc. filed for protection under Chapter 11 of the United States Bankruptcy laws. Homeplace Stores is currently a tenant at one location in the Company's portfolio comprising approximately 48,000 square feet. For the fiscal years ended December 31, 1997 and 1996, rental revenues (including expenses reimbursements) for this tenant totalled $614,000 and $265,000, respectively. The lease has been neither affirmed nor rejected and the Company continues to receive rent under its lease agreement. The Company is currently in negotiation with the tenant to amend the terms of the lease which would include a reduction in rent.
                                6

Operating Strategy

     The Company believes it continued to make strides during fiscal 1997 in recovering from the unfavorable impact of the loss of anchor tenants at three locations following their bankruptcy filings in 1996 (Jamesway, Rich's and Bradlees vacated a total of approximately 220,000 square feet during 1996) as well as contending with the unfavorable impact of the above bankruptcy proceedings which commenced in fiscal 1997. The continuing soft retail environments within the secondary markets in which the Company operates has made releasing this vacant space challenging and has required the Company to incur tenant improvements for new tenants earlier than had been originally anticipated because of early termination of the prior leases. The Company's ability to overcome these challenges will remain dependent on the general real estate uncertainties which affect the industry in general and the Company's tenants in particular, and on the Company's ability to finance its ongoing capital plans and tenant improvements to maintain and increase occupancy levels.

Leasing and Expansion

     The Company's leasing efforts during fiscal 1997 resulted in the opening and commencement of rent of a 25,000 square foot Goody's at the Wesmark Plaza, a 28,000 square foot Diversified Records at the Normandale Mall, an 18,000 square foot Dunham's Sporting Goods in the Valmont Plaza, a 29,000 square foot Office Depot in the Midway Plaza and a 13,000 square foot Factory Card Outlet in the East End Centre. In addition, the Company installed approximately 142,000 additional square feet of small store tenants for which rent also commenced.

     The Company also has signed leases totalling approximately
74,000 square feet for which the Company anticipates the tenants to occupy and commence paying rent during fiscal 1998.

     Furthermore, the Company has entered into an agreement to
settle certain litigation with Pharmhouse Corp., a tenant at the Ledgewood Mall, which had obtained an injunction during fiscal
1997 against the installation of Walmart in the mall based on certain exclusive use provisions within Pharmhouse Corp.'s lease. The Company has agreed to pay the tenant approximately $1.7 million by May 1, 1998 after which the Company anticipates proceeding with the installation of Walmart in approximately 120,000 square feet. As part of this settlement, the Company has also agreed to amend certain terms of the lease with Pharmhouse Corp. including reductions in rent and the lease term and withdraw its appeal of
                                7
this case in return for Pharmhouse Corp.'s withdrawal of all legal actions against the installation of Walmart at the mall.

     The Company also commenced construction to expand one of its centers in fiscal 1997 and obtained the construction financing and commenced construction in February 1998 to expand another. Construction of a 52,825 square foot Redner's Supermarket at the Mark Plaza commenced in September 1997 with completion scheduled to occur during the second quarter of 1998. Financing has been obtained and construction has also commenced for a 32,000 square foot Hoyts Cinema at the Manahawkin Village Shopping Center.

Development

     In fiscal 1997, the Company continued development of Phase II of the Union Plaza located in New Castle, Pennsylvania with the opening of Peebles Department Store on October 9, 1997, occupying 25,000 square feet. This followed the completion of Phase I in October 1996 and the opening of Sears and Hills Department Stores which totalled 193,000 square feet. Upon completion of all phases, the Union Plaza is expected to total approximately 350,000 square feet.

     Despite the unfavorable impact of the continuing soft retail markets within the secondary markets in which the Company operates, the Company held its portfolio occupancy stable at 86% as of December 31, 1997, the same as that of December 31, 1996, primarily as a result of the above development, leasing and installation efforts. Due to space leased but not yet occupied related primarily to anchor replacement and expansion at existing centers, the Company's portfolio was 89% leased as of December 31, 1997.

Dispositions

     As part of the ongoing strategic evaluation of its properties, the Company sold the Newberry Plaza, located in Newberry, South Carolina for $1.3 million in March 1997. The net proceeds of the sale were used by the Company to supplement its working capital. In 1995, Newberry Plaza was found to have petroleum related soil and ground water contamination. The Company is not obligated to reimburse the purchaser for any remediation costs it might incur and the purchaser has waived all claims it might have against the Company arising out of such
contamination.                  8

Financing Strategies

     The Company intends to continue to finance property development and tenant improvements with sources of capital determined by management to be the most appropriate based on, among other factors, availability, pricing and other commercial and financial terms. The sources of capital may include undistributed funds from operations (subject to provisions in the Code concerning taxability of undistributed REIT income), the issuance of equity and/or debt securities, the sale of properties, and bank and other institutional borrowing. Future borrowing by the Company may be either on a secured or unsecured basis. The Company intends to continue its practice of managing its exposure to floating rate debt primarily through the use of fixed-rate debt.

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

     Other than as disclosed below and as otherwise relating to the Newberry Plaza (which was sold in March 1997), the Company has not been notified by any government authority of any material non-compliance, liability or other claim in connection with any of the properties.

     Upon conducting environmental site inspections in connection with obtaining financing from Morgan Stanley Mortgage Capital, Inc. ("Morgan Stanley") during fiscal 1996, certain environmental contamination was identified at two of the properties which were to serve as collateral for the financing: soil contamination at the Troy Plaza in Troy, New York, and soil and ground water contamination at the Cloud Springs Plaza in Fort Oglethorpe, Georgia. In each case, the contamination was determined to have originated from former tenants. The Company has entered into a voluntary remedial agreement with the State of New York for remediation of the Troy Plaza. Environmental consultants estimate that the total cost of remediation for the Troy Plaza will be approximately $80,000. During fiscal 1997, the Company received notification from the State of Georgia that the Cloud Springs Plaza will not be listed on the State's Hazardous Site Inventory because it has no reason to believe that contamination exceeding a reportable quantity has occurred at this property. Following this notification, Morgan Stanley released $375,000 previously held in escrow for the Cloud Springs Plaza. As of December 31, 1997, Morgan Stanley held $228,000 in escrow for the Troy Plaza which is to be released upon final environmental remediation.

Competition

     There are numerous commercial developers and real estate companies that compete with the Company in seeking land for development, properties for acquisition and tenants for their properties. There are numerous shopping facilities that compete with the Company's properties in attracting retailers to lease space. In addition, retailers at the Company's properties face increasing competition from outlet malls, discount shopping clubs, direct mail and telemarketing.

Employees

     At December 31, 1997, the Company employed 61 persons, 32 of whom were located at the Company's headquarters in Kingston, Pennsylvania and the remainder were located in the Company's regional offices. The Company believes that its relationships with its employees are good.

Item 2.   Properties

Shopping Center Properties

     The Company currently owns and operates 39 properties totalling approximately 7.3 million square feet of GLA, consisting of thirty-four neighborhood and community shopping centers, three enclosed malls, and two mixed-use
(retail/office) properties located in ten states. The Company's shopping centers offer day to day necessities and value-oriented merchandise rather than high priced luxury items. The Company currently specializes in neighborhood and community shopping centers strategically located in underserved, secondary markets. The shopping centers are diverse in size, ranging from approximately 45,000 to 507,000 square feet with an average size of 186,000 square feet. The Company's portfolio was approximately 86% occupied and 89% leased at December 31, 1997.

     The Company's shopping centers are typically anchored by a national or regional discount department store and/or supermarket. Typical department store tenants at the Company's properties are Kmart (nine), Ames (five), Hills (five), Sears
(two), Marshalls (two), and one of each of the following:
Bradlees, Montgomery Wards, Sports Authority, J.C. Penney, Sterns and Walmart. At December 31, 1997, twenty-three of the Company's properties were anchored by supermarkets including Price Chopper
(six), BiLo (four), Acme (two), Weis Markets (two), and one of each of the following: P&C Foods, Winn-Dixie, Shaw's, Gerrity's, Publix, Shoprite, Bargain Town, Food Lion, and Kroger's. Penn Traffic owns and operates all the BiLo and P&C Foods grocery stores.

     The Company currently has 562 leases of which approximately 64% are with national or regional tenants. A substantial portion of the income from the properties consists of rent received under long term leases. Most of these leases provide for the payment of fixed minimum rent monthly in advance and for the payment by tenants of a pro-rata share of the real estate taxes, insurance, utilities and common area maintenance of the shopping centers. Certain of the tenant leases permit tenants to exclude some or all of these expenses from their rental obligations. Minimum rents and expense reimbursements accounted for approximately 93% of the Company's rental revenues for the year ended December 31, 1997.

     Approximately 57% of the Company's existing leases also provide for the payment of percentage rents either in addition to or in place of minimum rents. These arrangements generally provide for payment to the Company of a certain percentage of a tenant's gross sales in excess of a stipulated annual amount. Percentage rents accounted for approximately 7% of the total 1997 rental revenue of the Company.

     In 1997, approximately 11.3% of the Company's total rents were derived from current leases of office space and specialized computer facilities with two agencies of the State of Florida at the Northwood Centre in Tallahassee, Florida; the Florida Department of Health and Rehabilitative Services (6.7%) and the Florida Department of Business Professional Regulation (4.6%). Leases with these Florida agencies contain customary conditions, required under Florida law, permitting state agency tenants to cancel their leases upon six months' notice in the event that state-owned office facilities in the same county become available. These leases do not provide for early termination penalties. The exercise by either of these state agencies of these cancellation provisions would have an unfavorable impact on the Company's revenues unless the Company could successfully relet the space once vacated. The Company is unaware of any such state owned facility currently available which would result in either of these agencies cancelling their leases. Furthermore, the State of Florida tenants increased their leased space at the Northwood Centre during fiscal 1997 by approximately 19,000 square feet. The Florida Department of Health and Rehabilitative Services lease term expires July 31, 1999, and it has five two-year renewal options. The Florida Department of Business and Professional Regulation lease term expires April 30, 1999. The Company would be adversely affected in the event that any current state agency tenants do not renew their leases or negotiate a new lease. During fiscal 1997, the Company also received approximately 10.0% of its total rents under leases with the Kmart Corporation at nine locations. The Company received no more than 5.5% of its total rents from any other single tenant.

     Six of the Company's shopping center properties are subject to long-term ground leases in which a third party owns and has leased the underlying land to the Company. The Company pays rent for the use of the land and is responsible for all costs and expenses associated with the building and improvements.

     The following sets forth more specific information with respect to each of the Company's properties at December 31, 1997:

                                             MARK CENTERS TRUST PROPERTY LIST
                                YEAR                           LEASABLE      %           ANCHOR TENANTS
SHOPPING CENTER            CONSTRUCTED(C) OWNERSHIP  LAND AREA  AREA      LEASED(4)    CURRENT LEASE EXPIR
PROPERTY         LOCATION   ACQUIRED(A)   INTEREST   (ACRES)    SQ FT     12/31/97     LEASE OPTION EXPIR
PENNSYLVANIA
AMES PLAZA        SHAMOKIN       1966(C)   FEE        17.6     98,210      92%       Ames 2000/2013

MARK PLAZA        EDWARDSVILLE   1968(C)   LI(1)      20.2    216,406     100%       Kmart 1999/2049
                                                                                     Redner's Markets Inc(6)


MONROE PLAZA      STROUDSBURG    1964(C)   FEE(1)      7.8    130,569     100%       Ames 1999/2019
                                                                                     Shoprite 2005/2023

VALMONT PLAZA     WEST HAZLETON  1985(A)   FEE        26.0    200,164      98%       Hills 2007/2027
                                                                                     BiLo 2008/2027

CIRCLE PLAZA      SHAMOKIN DAM   1978(C)   FEE        21.0     92,171     100%       Kmart 2004/2054

DUNMORE PLAZA     DUNMORE        1975(A)   FEE(5)      6.0     45,380     100%       Price Chopper 2000/2020
                                                                                     Eckerd Drug 2004/2019

LUZERNE STREET    SCRANTON       1983(A)   FEE         4.6     57,715     100%       Price Chopper 2004/2024
SHOPPING CENTER                                                                      Eckerd Drug 2004/2019

TIOGA WEST        TUNKHANNOCK    1965(C)   FEE        17.2    122,338     100%       BiLo 2014/2024
                                                                                     Ames 2000/2015

BLACKMAN PLAZA    WILKES-BARRE   1968(C)   FEE(2)      9.7    121,206      97%       Kmart 1999/2049











                                                          MARK CENTERS TRUST PROPERTY LIST
                                YEAR                          LEASABLE        %           ANCHOR TENANTS
SHOPPING CENTER            CONSTRUCTED(C) OWNERSHIP LAND AREA  AREA       LEASED(4)    CURRENT LEASE EXPIR
PROPERTY        LOCATION    ACQUIRED(A)   INTEREST  (ACRES)    SQ FT      12/31/97     LEASE OPTION EXPIR
PENNSYLVANIA
BIRNEY MALL       MOOSIC         1968(C)   FEE        28.3    193,899     100%       Kmart 1999/2049
                                                                                     Consolidated Stores
                                                                                     2003/2008

PLAZA 15          LEWISBURG      1995(A)   FEE        16.4    113,530      98%       Weis Market 2001/2021
                                                                                     Ames 2001/2021

GREEN RIDGE       SCRANTON       1986(C)   FEE        16.1    197,622     100%       Hills 2007/2037
PLAZA                                                                                BiLo 2008/2017

EAST END CENTRE   WILKES-BARRE   1986(C)   FEE        40.3    304,754      95%       Hills 2007/2037
                                                                                     PharMor 2003/2017
                                                                                     Price Chopper 2008/2028
                                                                                     Dunham's Sporting Goods
                                                                                     2007/2017

MOUNTAINVILLE     ALLENTOWN      1983(A)   FEE        11.4    114,801      97%       Acme 1999/2028
SHOPPING CENTER                                                                      Klings Handyman
                                                                                     1999/2009

PLAZA 422         LEBANON        1972(C)   FEE        13.4    154,791      95%       Hills 2001/2021


KINGSTON PLAZA    KINGSTON       1982(C)   FEE        13.7     64,824     100%       Price Chopper 2006/2026

25TH STREET       EASTON         1993(A)   FEE        16.2    131,477     100%       CVS Inc.
SHOPPING CENTER                                                                      2005/2010

BRADFORD TOWNE    TOWANDA        1993(C)   FEE        48.0    257,319      97%       Kmart 2019/2069
CENTRE                                                                               P&C Foods 2014/2024
                                                                                     JC Penney 2009/2044
                                                               14

                                                          MARK CENTERS TRUST PROPERTY LIST
                               YEAR                           LEASABLE        %         ANCHOR TENANTS
SHOPPING CENTER           CONSTRUCTED(C)  OWNERSHIP LAND AREA  AREA      LEASED(4)   CURRENT LEASE EXPIR
PROPERTY         LOCATION   ACQUIRED(A)   INTEREST   (ACRES)   SQ FT     12/31/97    LEASE OPTION EXPIR
PENNSYLVANIA
SHILLINGTON       READING        1994(A)   FEE        20.3    150,742     100%       Kmart 1999/2049
PLAZA                                                                                Weis Market 1999/2019

ROUTE 6 MALL      HONESDALE      1994(C)   FEE        23.0    175,482     100%       Kmart 2020/2070
                                                                                     Eckerd Drug 2011/2025

PITTSTON PLAZA    PITTSTON       1994(C)   FEE        10.2     79,568      97%       BiLo 2015/2025

UNION PLAZA       NEW CASTLE     1996(C)   FEE       118.0    217,992     100%       Sears 2011/2031
                                                                                     Hills 2017/2026
                                                                                     Peebles 2018/2026

FLORIDA
SEARSTOWN MALL    TITUSVILLE     1984(A)   FEE        28.5    263,609      76%       Sears 1998/2013
                                                                                     United Artist 2005/2015

NEW SMYRNA BEACH  NEW SMYRNA     1983(A)   FEE         9.6    100,430      85%       DeMarsh Theater
SHOPPING CENTER   BEACH                                                              2005/2015

NORTHWOOD CENTRE  TALLAHASSEE    1985(A)   FEE        34.1    499,636      90%       FL Dept of HRS 1999/2009
                                                                                     FL Dept of Business and
                                                                                     Professional Regulation
                                                                                     1999
                                                                                     Publix 2005/2025
ALABAMA
NORMANDALE CENTRE MONTGOMERY     1985(A)   FEE        30.0    295,591      42%       Winn Dixie 2008/2033

MIDWAY PLAZA      OPELIKA        1984(A)   FEE        21.6    207,538      74%       Office Depot 2007/2022
                                                                                     Carmike Cinema 2005/2015







                                                          MARK CENTERS TRUST PROPERTY LIST
                                YEAR                          LEASABLE       %          ANCHOR TENANTS
SHOPPING CENTER            CONSTRUCTED(C) OWNERSHIP LAND AREA  AREA      LEASED(4)  CURRENT LEASE EXPIR
PROPERTY         LOCATION    ACQUIRED(A)  INTEREST  (ACRES)    SQ FT      12/31/97  LEASE OPTION EXPIR
ALABAMA
NORTHSIDE MALL    DOTHAN         1986(A)   FEE(1)     36.2    382,498      93%       Wal-Mart 1999/2029
                                                                                     Montgomery Ward (7)
                                                                                     1999/2014
                                                                                     Goody's 2003/2018
SOUTH CAROLINA
MARTINTOWN PLAZA  N. AUGUSTA     1985(A)   LI(1)      18.8    133,878      97%       Belk's Store 2004/2024
                                                                                     Bargain Town 1999


WESMARK PLAZA     SUMTER         1986(A)   FEE        26.0    215,198      78%       Staples 2005/2015
                                                                                     Old America Store
                                                                                     2007/2012

NEW YORK
NEW LOUDON        LATHAM         1982(A)   FEE        26.1    251,725      70%       Price Chopper 2015/2035
CENTER                                                                               HomePlace Stores (7)
                                                                                     2011/2026
                                                                                     Marshalls 2004

TROY PLAZA        TROY           1982(A)   FEE        12.3    128,479      93%       Ames 2001/2016
                                                                                     Price Chopper 1999/2014

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

MANAHAWKIN VILLAGE               MANAHAWKIN               1993(A)    FEE  20.6143,737  95%     Kmart 2019/2069
SHOPPING CENTER
                                                              16

                                                          MARK CENTERS TRUST PROPERTY LIST
                                YEAR                          LEASABLE       %          ANCHOR TENANTS
SHOPPING CENTER            CONSTRUCTED(C) OWNERSHIP LAND AREA  AREA      LEASED(4)    CURRENT LEASE EXPIR
PROPERTY       LOCATION     ACQUIRED(A)   INTEREST  (ACRES)    SQ FT     12/31/97     LEASE OPTION EXPIR
NEW JERSEY
BERLIN SHOPPING   BERLIN         1994(A)   FEE        22.0    187,296      85%       Kmart 1999/2049
CENTER                                                                               Acme 2005/2015

MASSACHUSETTS
CRESCENT PLAZA    BROCKTON       1984(A)   FEE(3)     22.5    216,095      99%       Bradlees (7) 2009/2027
                                                                                     Shaws 2012/2042

VIRGINIA
KINGS FAIRGROUND  DANVILLE       1992(A)   LI(1)      15.2    118,535     100%       Schewel Furniture
                                                                                     2001/2011
                                                                                     The Kroger Co 2002/2012
GEORGIA
CLOUD SPRINGS     FT. OGELTHORPE 1985(A)   FEE        12.2    113,367      96%       Food Lion 2011/2031
PLAZA                                                                                Consolidated Stores
                                                                                     2000/2005
                                                                                     Badcock Furniture
                                                                                     2000/2010

MAINE
AUBURN PLAZA      AUBURN         1994(A)   LI(1)      28.4    259,218      61%       Hoyt Cinema 2005/2020
                                           (Partial)                                 Service Merchandise
                                           FEE                                       2011/2090
                                                                                     T.J. Maxx 2000/2015

TOTAL OPERATING PROPERTIES                                  7,264,870      89%




                                                       17







<F1>
(1)     The Company is ground lessee under long-term ground leases having at least 60 years remaining in term (including options) at existing rental rates.
<F2>
(2)     The Company's interest in the land has been leased to, and a fee interest in the improvements is held by, an industrial development authority for the benefit of an affiliated entity subject to a mortgage to a third party.  The Company's interest in the land is also subject to that mortgage.  The Company manages the property and, after making debt service payments and paying a fixed fee to said entity, retains all remaining cash flow as ground rent.  In accordance with the terms of the ground lease, the Company receives and accounts for most of its income from this property as percentage rent.
<F3>
(3)     During the term of its lease, Bradlees has a right of first refusal in the event that the Company sells all or a portion of Crescent Plaza giving it the right to purchase on the same terms as a bona fide offer from a third party.
<F4>
(4)     Includes space leased for which rent is being paid but which is not presently occupied or space that is leased but rent has not commenced.
<F5>
(5)     The Company holds a fee interest in a portion of Dunmore Plaza and an equitable interest in the land on the remaining portion.  The fee for this remaining portion is held by an industrial development authority and the equitable interest in the building on such remaining portion is held by an unrelated entity.  The Company receives and accounts for most of its income from this property as percentage rent.
<F6>
(6)     Leased premises is currently under construction.

<F7>
(7)     The tenant is currently operating under Chapter 11 of the United States Bankruptcy laws and has neither affirmed nor rejected the lease.


Item 3.  Legal Proceedings

     On November 20, 1995, Jack Wertheimer, the former President of the Company, filed a complaint against the Company, its Trustees including the Principal Shareholder, and the Company's former in-house General Counsel and current Chief Financial Officer in the United States District Court for the Middle District of Pennsylvania. The complaint, which was filed in connection with the termination of Mr. Wertheimer's employment, includes many of the allegations raised in a state court proceeding commenced by Mr. Wertheimer in November 1994. The Federal court complaint also includes a civil RICO action in which Mr. Wertheimer alleges that the Board of Trustees of the Company conspired with the Principal Shareholder to terminate Mr. Wertheimer's employment as part of the Principal Shareholder's breach of his duty of good faith and fair dealing. Further, Mr. Wertheimer alleges that the above defendants engaged in securities fraud in connection with the Offering and that the Principal Shareholder has defrauded or overcharged the Company in corporate transactions. The Federal complaint seeks treble damages under RICO, as well as damages arising from Mr. Wertheimer's alleged termination of employment, invasion of privacy, intentional infliction of emotional distress, fraud and misrepresentation. The Company and all defendants filed motions to dismiss the RICO and tort claims which the court, on December 9, 1996, granted in part and denied in part. Specifically, the court dismissed Mr. Wertheimer's claims for wrongful discharge, fraud and negligence misrepresentation, but declined to dismiss the remainder of the claims at this time. On January 23, 1997, the defendants filed an answer to Mr. Wertheimer's complaint. In the answer, the defendants denied all allegations of wrongdoing, and intend to vigorously defend against all of the counts. The Company and the Principal Shareholder have also filed counterclaims against Mr. Wertheimer alleging Mr. Wertheimer made material misrepresentations in connection with his hiring and breached his employment contract and fiduciary duties to the Company.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of 1997.

                           PART II
Item 5.  Market for the Registrant's Common Equity and Related
         Shareholder Matters

(a)  Market Information

     The following table shows, for the period indicated, the high and low sales price for the Shares as reported on the New York Stock Exchange (the "NYSE"), and cash dividends paid during the two years ended December 31, 1997 and 1996.
                                                       Dividend
Quarter Ended                    High      Low         Per Share
     1997
March 31, 1997                   11 3/4    10  1/8     $.36
June 30, 1997                    10 7/8     8  7/8      .20
September 30, 1997                9 9/16    8 15/16     .20
December 31, 1997                 9 7/16    8  3/4      (1)
     1996
March 31, 1996                   12 3/4    10  1/2      .36
June 30, 1996                    11         9  3/4      .36
September 30, 1996               11 3/4    10           .36
December 31, 1996                11 1/4     9  3/4      .36

(1) To be determined by the Trustees in 1998

     At March 31, 1998, there were 239 holders of record of the Shares.

(b)  Dividends

     The Company has determined that 34.50% and 35.06% of the total dividends distributed to shareholders in fiscal years 1997 and 1996, respectively, represented ordinary income, while the remaining 65.50% and 64.94%, respectively, represented return of capital. The Company's cash flow is affected by a number of factors, including the revenues received from rental properties, the operating expenses of the Company, the interest expense on its borrowings, the ability of lessees to meet their obligations to the Company and unanticipated capital expenditures. Future dividends paid by the Company will be at the discretion of the Trustees and will depend on the actual cash flows of the Company, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Trustees deem relevant. In the event that the transaction described in Item 1 is consummated, the Company's dividend policy would likely be affected.

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

                                        MARK CENTERS TRUST                                     MARK DEVELOPMENT
                                                                                                    GROUP
                                                                                    Seven           Five
                     Year Ended     Year Ended      Year Ended    Year Ended     Months Ended   Months Ended
                      12/31/97       12/31/96        12/31/95       12/31/94      12/31/93        5/31/93

OPERATING DATA:
Revenue:
Minimum rents            $33,669      $33,695         $32,740       $27,543        $12,971       $ 9,267
Percentage rents           3,183        2,795           3,340         2,505          1,644         1,147
Expense reimbursements     6,632        6,559           6,431         5,220          2,629         1,687
Other                      1,014          747             821         1,065            961            72
                         -------      -------         -------       -------        -------       -------
   Total revenue          44,498       43,796          43,332        36,333         18,205        12,173
                         -------      -------         -------       -------        -------       -------
Operating expenses        17,055       18,260          16,374        14,797          7,718         5,182
Interest and other
  financing expense       15,444       12,733          10,598         5,763          2,094         5,172
Depreciation and
  amortization            13,768       13,398          11,820         9,066          3,945         2,934
                         -------      -------         -------       -------        -------       -------
                          46,267       44,391          38,792        29,626         13,757        13,288
                         -------      -------         -------       -------        -------       -------
(Loss) income before
  gain on sale,
  reorganization costs,
  extraordinary items
  and minority interest   (1,769)        (595)          4,540         6,707          4,448       (1,115)
(Loss) gain on sale of land  (12)          21              93           305             --           --
Reorganization costs          --           --              --            --         (2,629)          --
Extraordinary items           --         (190)             --            --            194           --
                         -------      -------         -------       -------        -------      -------
(Loss) income before
  minority interest       (1,781)        (764)          4,633         7,012          2,013       (1,115)
Minority interest            217           40            (833)       (1,222)          (321)          39
                         -------      -------         -------       -------        -------      -------
Net (loss) income        $(1,564)     $  (724)        $ 3,800       $ 5,790        $ 1,692      $(1,076)
                         =======      =======         =======       =======        =======      =======




                                              MARK CENTERS TRUST                                 MARK DEVELOPMENT
                                                                                                     GROUP
                                                                                      Seven           Five
                        Year Ended     Year Ended    Year Ended    Year Ended     Months Ended   Months Ended
                         12/31/97       12/31/96      12/31/95      12/31/94        12/31/93         5/31/93
Net (loss) income per
 Common Share
 - basic and diluted     $(0.18)        $(.08)           $0.44        $0.68          $0.20
                         =======       =======         =======      =======        =======
Weighted average number of
  Common Shares outstanding
    - basic           8,551,930      8,546,553       8,540,631    8,533,688      8,445,493
                      =========      =========       =========    =========      =========
    - diluted (1)     8,551,930      8,546,553       8,563,466    8,563,529      8,490,114
                      =========      =========       =========    =========      =========

Funds from
 Operations (2)         $10,827        $12,372         $15,281      $14,831         $8,262
                        =======        =======         =======      =======        =======
Funds from Operations per
  share(3)              $  1.06        $  1.22         $  1.50      $  1.46         $ 0.81
                        =======        =======         =======      =======        =======
BALANCE SHEET DATA:
Real estate before
  accumulated
  depreciation         $311,688       $307,411        $291,157     $278,611       $210,133       $163,095
Total assets            254,500        258,517         249,515      242,483        180,083        127,968
 Total mortgage
 indebtedness           183,943        172,823         151,828      124,410         61,578        150,392
Minority interest-
  Operating Partnership   9,244         10,752          13,228       14,827         16,049             --
Total equity (deficit)   48,800         56,806          69,779       78,183         84,606        (32,993)











                                                                23







<F1>
(1)     Due to a net loss for the years ended December 31, 1997 and 1996, the weighted average number of shares outstanding on a diluted basis is not presented as the inclusion of additional shares is anti-
        dilutive.
<FN2>
(2)     The Company, along with most industry analysts, consider funds from operations("FFO") as defined by the National
        Association of Real Estate Investment Trusts ("NAREIT") as an appropriate supplemental measure of operating performance.  However, FFO does not represent cash generated from operations as defined by generally accepted accounting principles and is not indicative of cash available to fund cash needs.  It should not be considered as an alternative to net income for the purpose of evaluating the Company's performance or to cash flows as a measure of liquidity.  Generally, NAREIT defines FFO as net income (loss) before gains (losses) on sales of property, non-recurring charges and extraordinary items, adjusted for certain non-cash charges, primarily depreciation and amortization of capitalized leasing costs.
<FN3>
(3)     Includes OP units



















                                                           24

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

     The following discussion should be read in conjunction with the consolidated financial statements of the Company (including the related notes thereto) appearing elsewhere in this Form 10-K. The Company effectively commenced its operations on June 1, 1993 with the completion of its initial public offering.

     Certain statements made in this report may constitute "forward-looking statements" within the meaning of the federal securities laws. Such statements are inherently subject to risk and uncertainties which may cause the actual results to differ materially from the future results implied by such forward-looking statements. Factors which might cause such differences include general economic conditions, adverse changes in the real estate markets in general and in the geographic regions in which the Company's properties are located, changes in interest rates, potential bankruptcy of tenants and environmental requirements.

RESULTS OF OPERATIONS
Comparison of the year ended December 31, 1997 ("1997") to the year ended December 31, 1996 ("1996").

     Total revenue increased $702,000, or 2%, to $44.5 million in 1997 compared to $43.8 million in 1996.

     In total, minimum rents of $33.7 million for 1997 were essentially unchanged from 1996. Increases in minimum rents of $757,000 and $102,000 were achieved in 1997 following the completion of the development of Phase I of the Union Plaza and completion of the initial lease-up of the Pittston Plaza following its construction in 1996, respectively. A $680,000 increase in minimum rents was realized throughout the remaining portfolio, except at those properties as noted below, primarily from rents received following the installation of new tenants in excess of rents lost due to vacating tenants. These increases were, however, offset by declines in minimum rent for 1997 of
(i)$1.1 million at the Ledgewood Mall and Auburn Plaza following the loss of two anchor tenants during 1996 as well as certain remaining tenants at these two centers paying percentage rent in lieu of minimum rent pursuant to anchor cotenancy requirements,
(ii)$338,000 at the Normandale Mall primarily as a result of the

State of Alabama Department of Public Health vacating its leased space following the expiration of its leases in April 1997 and
(iii)$155,000 following the sale of the Newberry Plaza in March
1997.

     Percentage rents increased $388,000, or 14%, to $3.2 million for 1997 compared to $2.8 million for 1996 primarily as a result of tenants paying percentage rent in lieu of minimum rents at the Ledgewood Mall and Auburn Plaza as previously discussed.

     Expense reimbursements of $6.6 million for 1997, which represent the pass-through of certain property expenses to the tenants, were essentially unchanged from 1996. Increases relating to the pass-through of higher real estate taxes in 1997 were offset by a decline in expense reimbursements as a result of a decrease in other property operating expenses in 1997, and by a decrease in expense reimbursements following the loss of anchor tenants at the Ledgewood Mall and Auburn Plaza as previously discussed.

     Other income increased $267,000, or 36%, to $1.0 million for 1997 compared to $747,000 for 1996 primarily as a result of an increase in interest earned on mortgage escrows in connection with financings with Morgan Stanley Mortgage Capital, Inc. and Nomura Asset Capital Corporation.

     Total 1997 operating expenses decreased $443,000, or 1%, to $30.8 million compared to $31.3 million in 1996.

     Property operating expenses decreased $759,000, or 8%, to $9.0 million for 1997 from $9.8 million for 1996, primarily due to the establishment of a $425,000 reserve in 1996 for estimated environmental remediation costs and related consulting fees related to two properties (See "Business-Environmental Matters") and a decrease in winter related costs due to the comparatively mild winter experienced in the Northeast during 1997.

     Real estate taxes increased $406,000, or 8%, to $5.7 million for 1997 from $5.3 million for 1996 primarily due to the expiration of a ten-year development abatement at the Greenridge
Plaza and increases in assessed property values as a result of recent development and expansion activities.

     Depreciation and amortization increased $370,000, or 3%, to $13.8 million for 1997 from $13.4 million for 1996 primarily due to an increase in depreciation expense following the completion of the development of Phase I of the Union Plaza in October 1996.

     General and administrative expense decreased $460,000, or 16%, to $2.4 million for 1997 from $2.8 million for 1996 primarily due to the write-off during 1996 of non-recurring costs totalling $492,000 as a result of the Company's decision to terminate certain acquisition and development activities.

     Net interest expense increased $2.7 million, or 21%, to $15.4 million in 1997, compared to $12.7 million in 1996 due to higher borrowing levels primarily associated with development and tenant replacement activities.

     The loss before minority interest for 1997 was $1.8 million, representing an increased loss of $1.0 million compared to the loss before minority interest of $764,000 for 1996 due to the above items, as well as a $392,000 loss in 1996 on the reduction in the carrying value of certain property held for sale and $190,000 in extraordinary expense for 1996 related to certain 1996 refinancings.

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

     Expense reimbursements, which represent the pass-through of certain property expenses to the tenants, increased $128,000, or 2%, from $6.4 million in 1995 to $6.5 million in 1996. The increase was primarily due to increases in property operating expenses and real estate taxes.

     Percentage rents, representing the Company's participation in tenants' gross sales above predetermined thresholds, decreased $545,000, or 16%, to $2.8 million in 1996 compared to $3.3 million in 1995. This decrease was primarily attributable to timing differences effecting the period that tenant sales figures were received and percentage rent recognized.

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

     As a result of the foregoing, and in addition to a $392,000 reduction in the carrying value of certain property held for sale in 1996 (See Note 13 to the consolidated financial statements) and extraordinary expenses of $190,000 related to the write-off of deferred financing costs in 1996, the loss before minority interest for 1996 was $764,000, representing a decrease of $5.4 million from income before minority interest of $4.6 million for 1995.

LIQUIDITY AND CAPITAL RESOURCES

     The Company is in the late stages of negotiation of a significant transaction which will provide additional properties and capital to the Company. If the transaction as described in
Item 1 is completed as anticipated in the current negotiations, the Company's liquidity and capital resources would be significantly impacted.

     During 1997, the Company invested $11.8 million in its property portfolio (of which $3.3 million was included in accounts payable as of December 31, 1996), including $6.5 million for new development, $3.5 million for renovation and tenant replacement at existing centers, $1.2 million for deferred leasing and other charges and $624,000 for non-revenue generating capital expenditures at the properties. As a significant portion of the Company's funds from operations are distributed to shareholders, the principal sources of funding for the Company's investment activity has historically been through permanent debt financing as well as short-term construction and line of credit borrowing from various lenders.

     Total debt outstanding at December 31, 1997 and 1996 was $183.9 million and $172.8 million, respectively. The $11.1 million increase in debt was primarily a result of funding the 1997 investment activity. At December 31, 1997, $174.2 million, or 95%, of the outstanding debt was carried at a fixed rate and the remaining $9.7 million, or 5%, at variable rates. Of the total outstanding debt, $100.6 million will mature by December 31, 2000, with scheduled maturities of $2.8 million in 1998, $2.9 million in 1999 and $94.9 million in 2000. As the Company currently does not anticipate having sufficient cash on hand to repay such indebtedness, it will need to refinance this indebtedness or select other alternatives based on market conditions at that time. The Company believes that the current loan-to-value ratios on the collateral properties are at levels which would allow it to fully refinance these loans on commercially competitive terms.

     On September 18, 1997, the Company closed on a $5.5 million construction loan with Firstrust Savings Bank ("Firstrust") which refinanced and expanded the Company's existing $2.0 million credit facility with Firstrust. This construction loan, which is for the expansion of the Mark Plaza in Edwardsville, Pennsylvania, bears interest, payable monthly, at the Firstrust commercial reference rate plus 1% and matures in March 1999.

     On March 4, 1997, the Company closed on $23.0 million of fixed rate financing from Nomura Asset Capital Corporation. The loan, which matures in March 2022, is secured by a mortgage on one of the Company's properties, bears interest at 9.02% and requires monthly payments of interest and principal amortized over 25 years. Approximately $10.2 million of the proceeds were used to retire existing debt with Fleet Bank of Massachusetts, NA, $673,000 was used to pay financing costs, $3.0 million was deposited in escrows, and the remaining proceeds were used for working capital. The Company is subject to certain affirmative and negative covenants relating to this facility.

     At December 31, 1997, other mortgage notes payable aggregated $158.1 million and were collateralized by 35 properties and related tenant leases. Interest rates ranged from 7.7% to 9.11%. Mortgage payments are due in monthly installments of principal and/or interest and mature at various dates through 2021. The loan agreements contain customary representations, covenants and events of default. Certain loan agreements require the Company to comply with certain affirmative and negative covenants, including the maintenance of certain debt service coverage ratios. Additionally, the Principal Shareholder has personally guaranteed the repayment of mortgage loans with an aggregate balance of $41.0 million at December 31, 1997 without consideration from the Company.

     At December 31, 1997, the Company's capitalization consisted of $183.9 million of debt and $91.6 million of market equity
(based on a December 31, 1997 market price of $9.00 per share).

     As part of the Company's ongoing strategic evaluation and realignment of its property portfolio, the Company completed the sale of the Newberry Plaza on March 5, 1997 for $1.3 million, collecting $1.2 million in net sales proceeds after closing costs and adjustments. The proceeds were used to supplement working capital.

     The Company currently estimates that capital outlays for tenant improvements, related renovations and other property improvements will require $12.4 million during 1998. Certain tenant improvement costs are being incurred earlier than anticipated because of early termination of leases due to tenant bankruptcies. Of these outlays, $1.4 million is reflected in accounts payable as of December 31, 1997. Furthermore, the Company has entered into an agreement whereby it has agreed to pay a tenant at the Ledgewood Mall $1.7 million to settle certain litigation (see "Business-Leasing and Expansion") so as to proceed with the installation of Walmart at the mall.

     The Company anticipates that cash flow from operating activities will continue to provide adequate capital for all debt service payments, recurring capital improvements, as well as dividend payments in accordance with REIT requirements. However, the Company may experience a cash shortfall in 1998 if there are delays in obtaining construction financing to fund the above capital outlays. Any delays in construction financing will increase the Company's short term reliance on cash from operations to meet these commitments.

     In order to meet part of its 1998 capital requirements, the Company obtained $3.5 million in construction financing on January 28, 1998 with Royal Bank of Pennsylvania for the construction of a theater at the Manahawkin Village Shopping Center. The loan, which is secured by the center, requires monthly payment of interest only at the lender's prime rate plus 150 basis points and matures in February 1999 with additional extension periods available through February 2000. In addition, certain amounts currently escrowed with lenders as well as other debt and equity financing alternatives are expected to provide the necessary capital to fund the installation of tenants and achieve continued future growth.

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

                       MARK CENTERS TRUST
                      FUNDS FROM OPERATIONS
         For the Years Ended December 31, 1997 and 1996
               (in thousands except per share data)
                              For the year ended December 31,
                                   1997           1996
     Revenue
Minimum rents(a)                 $33,360        $33,396
Percentage rents                   3,183          2,795
Expense reimbursements             6,632          6,559
Other                              1,014            747
                                 -------        -------
     Total revenue                44,189         43,497
                                 -------        -------
     Expenses
Property operating(b)              9,113          9,181
Real estate taxes                  5,691          5,285
General and administrative         2,339          2,796
                                 -------        -------
     Total operating expenses     17,143         17,262
                                 -------        -------
Operating income                  27,046         26,235
Interest expense                  15,444         12,733
Amortization of deferred
 financing costs                     567            915
Depreciation of non-real
 estate assets                       208            215
                                 -------        -------
Funds from operations            $10,827        $12,372
                                 =======        =======
Funds from operations
 per share (c)                   $  1.06        $  1.22
                                 =======        =======
   Reconciliation of funds from operations to net income determined in accordance with Generally Accepted
                   Accounting Principles(GAAP)

Funds from operations above      $10,827        $12,372

Depreciation of real estate and
  amortization of leasing costs  (12,993)       (12,268)
Straight-line rents and
  related write-offs (net)           176            164
(Loss) gain on sale of land          (12)            21

Adjustment (reserve) for
  environmental remediation costs    245           (425)

Adjustment to carrying value of
  property held for sale              --           (392)
Extraordinary item, write-off of
  deferred financing costs            --           (190)
Minority interest                    217             40
Other non-cash adjustments           (24)           (46)
                                 -------         -------
Net loss                         $(1,564)        $ (724)
                                 =======         =======
Net loss per share
 - basic and diluted (d)         $ (0.18)        $(0.08)
                                 =======         =======

(a)  Excludes income from straight-lining of rents.
(b) Represents all expenses other than depreciation, amortization, write-off of unbilled rent receivables recognized on a straight-line basis and the non-cash charge for compensation expense related to the Company's restricted share plan.
(c) Assumes full conversion of 1,623,000 OP Units into common shares of the Company for the years ended December 31, 1997 and 1996, respectively, for a total of 10,177,177 and 10,171,817 shares, respectively.
(d) Net loss per share (basic and diluted) is computed based on the weighted average number of shares outstanding for the years ended December 31, 1997 and 1996 of 8,551,930 and 8,546,553, respectively.

Historical Cash Flow

     The following discussion of historical cash flow compares the Company's cash flows for the year ended December 31, 1997
("1997") with the year ended December 31, 1996 ("1996").

     Net cash provided by operating activities decreased $815,000 to $13.2 million in 1997 from $14.1 million in 1996. This decrease was primarily attributable to a $1.3 million decrease in cash provided by net income as adjusted for non-cash expenses including depreciation, amortization, property carrying value adjustment and the write-off of deferred financing costs. This was offset by a $525,000 increase in cash provided by changes in operating assets, primarily an increase in accounts payable related to operations in 1997.

     Investing activities used $10.5 million during 1997, a decrease of $9.5 million from $20.0 million for 1996 due primarily to greater development costs paid associated with the Union Plaza in New Castle, Pennsylvania in 1996.

     Net cash used in financing activities was $5.4 million for 1997, representing a $12.2 million decrease from net cash provided by financing activities of $6.8 million for 1996. This decrease is primarily attributable to a decrease in borrowings related to property investment in 1997.

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

Recently Issued Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for publicly-held business enterprises to report information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 is effective for financial statements for years beginning after December 15, 1997. The Company plans to adopt SFAS 131 in 1998.

Year 2000 Compliance

     The Company is in the process of evaluating its major information systems to verify that they are Year 2000 compliant. If these systems are not compliant, the appropriate upgrades will be purchased. The cost of any required upgrades are not anticipated to be significant. In addition, the Company is communicating with its customers, suppliers and service providers to determine whether they are actively involved in projects to ensure that their products and business systems will be Year 2000 compliant. The Company is not aware of any significant Year 2000 issues involving its customers, suppliers or service providers.

Item 8.  Financial Statements and Supplementary Data

     The financial statements and supplementary data listed in items 14(a)(1) and 14(a)(2) hereof are incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

None

                         PART III

Item 10.  Directors and Executive Officers of the Company

     This item is incorporated by reference from the definitive proxy statement for the Annual Meeting of Shareholders presently scheduled to be held on June 12, 1998, to be filed pursuant to Regulation 14A.

Item 11.  Executive Compensation

     This item is incorporated by reference from the definitive proxy statement for the Annual Meeting of Shareholders presently scheduled to be held on June 12, 1998, to be filed pursuant to Regulation 14A.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

     This item is incorporated by reference from the definitive proxy statement for the Annual Meeting of Shareholders presently scheduled to be held on June 12, 1998, to be filed pursuant to Regulation 14A.

Item 13.  Certain Relationships and Related Transactions

     This item is incorporated by reference from the definitive proxy statement for the Annual Meeting of Shareholders presently scheduled to be held on June 12, 1998, to be filed pursuant to Regulation 14A.

                          PART IV
Item. 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a)  1.   Financial Statements -                  Form 10-K
          The following consolidated financial    Report Page
          information is included as a separate
          section of this annual report on
          Form 10-K

                      MARK CENTERS TRUST
               INDEX OF FINANCIAL STATEMENTS
Report of Independent Auditors                      F-2
Consolidated Balance Sheets as of
December 31, 1997 and 1996                          F-3
Consolidated Statements of Operations for the
years ended December 31, 1997, 1996 and 1995        F-4
Consolidated Statements of Shareholders'
Equity for the years ended December 31, 1997,
1996 and 1995                                       F-5
Consolidated Statements of Cash Flows for
the years ended December 31, 1997, 1996 and 1995    F-7
Notes to Consolidated Financial Statements          F-10

     2.   Financial Statement Schedules
          Schedule III - Real Estate and
          Accumulated Depreciation                  F-31

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

10.1      Agreement of Limited     Incorporated by reference to
          Partnership of Mark      the copy thereof filed as an
          Centers Limited          exhibit to Amendment No. 3 to
          Partnership              the Company's Form S-11

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

10.3(c)   Amendment Number One to  Incorporated by reference to
          the First Amended and    the copy thereof filed as an
          Restated Assumption,     exhibit to the Company's Form
          Extension and Loan       10-K filed for the fiscal
          Agreement between the    year ended December 31, 1995
          Company and Fleet
          National Bank dated
          December 6, 1995

10.3(d)   Amendment Number Two     Incorporated by reference to
          To the First Amended     the copy thereof filed as an
          and Restated Assumption, exhibit to the Company's Form
          Extension and Loan       10-Q filed for the quarter
          Agreement between the    ended September 30, 1996
          Company and Fleet
          National Bank

10.3(e)   Amendment Number Three   Incorporated by reference to
          to the First Amended     the copy thereof filed as an
          and Restated Assumption, exhibit to the Company's Form
          Extension and Loan       10-Q filed for the quarter
          Agreement between the    ended June 30, 1997
          Company and Fleet
          National Bank

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

10.5(h)   Option Purchase Agreement
          between the Company
          and the Principal
          Shareholder allowing
          the Company to acquire
          a certain property from
          the Principal Shareholder

10.5(i)   Termination of Option
          to Purchase (Lewisburg)
          between the Company and
          the Principal Shareholder

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

*10.6(c)  Mark Centers Trust    Incorporated by reference to
          1994 Non-Employee     the copy thereof filed as an
          Trustees' Share       exhibit to the Company's Form
          Option Plan           S-8 filed August 17, 1995

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

10.17(e)  Fourth Amendment to      Incorporated by reference to
          Revolving Credit Loan    the copy thereof filed as an
          Agreement between the    exhibit to the Company's Form
          Company and Mellon       10-Q filed for the quarter
          Bank, N.A.               ended June 30, 1997

10.17(f)  Fifth Amendment to
          Revolving Credit Loan
          Agreement between the
          Company and Mellon
          Bank, N.A.

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

10.20(c)  Construction and/or      Incorporated by reference to
          Development Loan         the copy thereof filed as an
          Agreement between        exhibit to the Company's Form
          the Company and          10-Q filed for the quarter
          Firstrust Bank           ended September 30, 1997

10.20(d)  Open End Fee and         Incorporated by reference to
          Leasehold Mortgage       the copy thereof filed as an
          between the Company      exhibit to the Company's Form
          and Firstrust Bank       10-Q for the quarter
                                   ended September 30, 1997

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

10.23(a)  Construction Loan        Incorporated by reference to
          Agreement between the    the copy thereof filed as an
          Company and First        exhibit to the Company's Form
          Western Bank             10-Q filed for the quarter
                                   ended September 30, 1996
                                 44

10.23(b)  Mortgage Note between    Incorporated by reference to
          the Company and First    the copy thereof filed as an
          Western Bank             exhibit to the Company's Form
                                   10-Q filed for the quarter
                                   ended September 30, 1996

10.24(a)  Open-End Mortgage,       Incorporated by reference
          Security Agreement,      to the copy thereof filed as
          Future Filing, Financing an exhibit to the Company's Statement and Assignment Form 10-K filed for the fiscal
          of Leases and Rents      year ended December 31, 1996
          between the Company
          and Anchor National Life
          Insurance Company

10.24(b)  Promissory Note between  Incorporated by reference
          the Company and Anchor   to the copy thereof filed as
          National Life Insurance  an exhibit to the Company's
          Company                  Form 10-K filed for the fiscal
                                   year ended December 31, 1996

10.25     Agreement of Sale        Incorporated by reference
          of Newberry Plaza        to the copy thereof filed as
          between Mark Centers     an exhibit to the Company's
          Limited Partnership,     Form 10-K filed for the fiscal
          a Delaware limited       year ended December 31, 1996
          partnership, and
          Ronnie W. Cromer,
          William B. Rush,
          Earl H. Berger, Jr.
          Rodney S. Griffin and
          William W. Reiser, Jr.

10.26(a)  Loan Agreement dated     Incorporated by reference
          March 4, 1997 by and     to the copy thereof filed a
          between Mark Northwood   an exhibit to the Company's
          Associates, Limited      Form 10-K filed for the fiscal
          Partnership, a Florida   year ended December 31, 1996
          limited partnership,
          and Nomura Asset
          Capital Corporation

10.26(b)  Promissory Note dated    Incorporated by reference
          March 4, 1997 between    to the copy thereof filed
          Mark Northwood           as an exhibit to the Company's
          Associates, Limited      Form 10-K filed for the fiscal
          Partnership, a Florida   year ended December 31, 1996
          limited partnership,
          and Nomura Asset Capital
          Corporation

10.26(c)  Leasehold Mortgage,      Incorporated by reference
          Assignment of Rents,     to the copy thereof filed
          Security Agreement and   as an exhibit to the Company's
          Fixture Filing by Mark   Form 10-K filed for the fiscal
          Northwood Associates,    year ended December 31, 1996
          Limited Partnership, a
          Florida limited partnership,
          to Nomura Asset Capital
          Corporation dated March
          4, 1997

10.27(a)  Mortgage and Security
          Agreement between the
          Company and Royal Bank
          of Pennsylvania

10.27(b)  Promissory Note between
          the Company and Royal
          Bank of Pennsylvania

21        List of Subsidiaries     Incorporated by reference to
          of Mark Centers Trust    the copy thereof filed as an
                                   exhibit to the Company's
                                   Form 10-K filed for the fiscal
                                   year ended December 31, 1996

23        Consent of Independent
          Auditors to Form S-3
          and Form S-8

27        Financial Data Schedule
          (EDGAR filing only)

* Constitutes a compensatory plan or arrangement required to be filed as an exhibit to this Form.

(b)  Reports on Form 8-K

No reports on Form 8-K were filed by the Company for the quarter ended December 31, 1997.

                         SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.
                     MARK CENTERS TRUST
                         (Registrant)

                 By: /s/ Marvin L. Slomowitz
                         Marvin L. Slomowitz
                         Chief Executive Officer
Dated:  April 13, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                Title                      Date
/s/Marvin L. Slomowitz Chief Executive Officer  April 13, 1998
  (Marvin L. Slomowitz)and Trustee (Principal
                       Executive Officer)

/s/Joshua Kane         Senior Vice President    April 13, 1998
  (Joshua Kane)        Chief Financial Officer
                       and Treasurer (Principal
                       Financial and Accounting
                       Officer)

/s/Harvey Shanus       Trustee                  April 13, 1998
  (Harvey Shanus)

/s/Marvin J. Levine    Trustee                  April 13, 1998
  (Marvin J. Levine Esq)

/s/Joseph L. Castle,II Trustee                  April 13, 1998
  (Joseph L. Castle, II)

/s/John Vincent Weber  Trustee                  April 13, 1998
  (John Vincent Weber)

/s/Lawrence J. Longua  Trustee                  April 13, 1998
  (Lawrence J. Longua)

                           EXHIBIT INDEX

     The following is an index to all exhibits filed with the Annual Report on Form 10-K other than those incorporated by reference herein:

Exhibit Number         Description                     Page

10.5(h)   Option Purchase Agreement
          between the Company
          and the Principal
          Shareholder allowing
          the Company to acquire
          a certain property from
          the Principal Shareholder

10.5(i)   Termination of Option
          to Purchase (Lewisburg)
          between the Company and
          the Principal Shareholder

10.17 (f) Fifth Amendment to
          Revolving Credit Loan
          Agreement between the
          Company and Mellon
          Bank, N.A.

10.27(a)  Mortgage and Security
          Agreement between the
          Company and Royal Bank
          of Pennsylvania

10.27(b)  Promissory Note between
          the Company and Royal
          Bank of Pennsylvania

23        Consent of Independent
          Auditors to Form S-3
          and Form S-8

27        Financial Data Schedule
          (EDGAR filing only)

                         MARK CENTERS TRUST
                   INDEX TO FINANCIAL STATEMENTS

I.   MARK CENTERS TRUST

     Report of Independent Auditors                 F-2
     Consolidated Balance Sheets as of
     December 31, 1997 and 1996                     F-3
     Consolidated Statements of Operations
     for the years ended December 31, 1997,
     1996 and 1995                                  F-4
     Consolidated Statements of Shareholders'
     Equity for the years ended December 31, 1997,
     1996 and 1995                                  F-5
     Consolidated Statements of Cash Flows for
     the years ended December 31, 1997, 1996
     and 1995                                       F-7
     Notes to Consolidated Financial Statements     F-10
     Schedule III - Real Estate and Accumulated
     Depreciation                                   F-31

                    REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Trustees of
Mark Centers Trust

We have audited the accompanying consolidated balance sheets of Mark Centers Trust (a Maryland Trust) and subsidiaries (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mark Centers Trust and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          /s/ ERNST & YOUNG LLP
New York, New York
April 8, 1998

                       MARK CENTERS TRUST
                  CONSOLIDATED BALANCE SHEETS
           (In thousands, except per share amounts)
                                           December 31,
     ASSETS                            1997           1996
                                     -------        --------
Rental property, at cost:
Land                                $ 30,855        $ 31,084
Buildings and improvements           274,165         271,423
Property under development             6,668           4,904
                                    --------        --------
                                     311,688         307,411
Less: accumulated depreciation        83,326          72,956
                                    --------        --------
     Net rental property             228,362         234,455
Cash and cash equivalents              1,287           3,912
Cash in escrow                         7,906           3,603
Rents receivable                       4,802           4,956
Prepaid expenses                       1,241           1,421
Due from related parties                 177             203
Deferred charges, net                  9,710           9,034
Other assets                           1,015             933
                                    --------        --------
                                    $254,500        $258,517
                                    ========        ========
     LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Mortgage notes payable              $183,943        $160,168
Lines of credit                           --          12,655
Accounts payable and accrued
  expenses                             7,553           9,397
Distributions payable                     --           3,662
Note payable to Principal Shareholder  3,050           3,050
Other liabilities                      1,910           2,027
                                    --------        --------
     Total liabilities               196,456         190,959
                                    --------        --------
Minority interest                      9,244          10,752
                                    --------        --------
Commitments and contingencies

Shareholders' equity:
Common stock, $.001 par value,
  authorized 50,000,000 shares,
  issued and outstanding, 8,554,177
  and 8,548,817 shares,
  respectively                             9               9
Additional paid-in capital            51,073          57,521
Deficit                               (2,282)           (724)
                                    --------        --------
     Total shareholders' equity       48,800          56,806
                                    --------        --------
                                    $254,500        $258,517
                                    ========        ========

                    See accompanying notes

                        MARK CENTERS TRUST
                CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except per share amounts)
                                     Year ended December 31,
                                  1997       1996          1995
                               --------     --------    --------
Revenue
Minimum rents                  $ 33,669    $ 33,695     $ 32,740
Percentage rents                  3,183       2,795        3,340
Expense reimbursements            6,632       6,559        6,431
Other                             1,014         747          821
                               --------    --------     --------
Total revenue                    44,498      43,796       43,332
                               --------    --------     --------
Operating expenses
Property operating                9,013       9,772        8,834
Real estate taxes                 5,691       5,285        4,789
Depreciation and amortization    13,768      13,398       11,820
General and administrative        2,351       2,811        2,751
                               --------    --------     --------
Total operating expenses         30,823      31,266       28,194
                               --------    --------     --------
Operating income                 13,675      12,530       15,138
Interest expense                (15,444)    (12,733)     (10,598)
(Loss) gain on sale of land         (12)         21           93
Adjustment to carrying value
  of property held for sale          --        (392)          --
                               --------    --------     --------
(Loss) income before
  extraordinary item and
  minority interest              (1,781)       (574)       4,633
Extraordinary item - write-off
  of deferred financing costs        --        (190)          --
                               --------    --------     --------
                                 (1,781)       (764)       4,633
Minority interest                   217          40         (833)
                               --------    --------     --------
Net (loss) income              $ (1,564)   $   (724)    $  3,800
                               ========    ========     ========

Basic and diluted net (loss) income per common share:
(Loss) income before
  extraordinary item           $   (.18)   $   (.06)    $    .44
Extraordinary item                   --        (.02)          --
                               --------    --------     --------
Basic and diluted net (loss)
 income per common share       $   (.18)   $   (.08)    $    .44
                               ========     ========    ========

                       See accompanying notes

                                                           MARK CENTERS TRUST
                                             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                 (In thousands, except per share amounts)
                              Shares of                                          Retained         Total
                               Common             Common     Additional Paid     Earnings     Shareholders'
                                Stock              Stock       in Capital        (Deficit)       Equity
Balance, December 31, 1994   8,536,765             9             78,174              --         78,183

Issuance of shares pursuant to
  the Company's restricted share
  plan                           6,687            --                 93              --             93
Issuance of Operating Partnership
  Units in connection with the
  acquisition of property           --            --                (20)             --            (20)
Income before minority interest     --            --                 --           4,633          4,633
Distributions paid to limited
  partners of the Operating
  Partnership                       --            --                 --          (2,452)        (2,452)
Dividends paid from accumulated
  earnings ($0.16 per share)        --            --                 --          (1,348)        (1,348)
Dividends paid in excess of
  accumulated earnings
  ($1.28 per share)                 --            --            (10,949)             --        (10,949)

Minority interest's equity          --            --              2,472            (833)         1,639
                            ----------           ---            -------         -------        -------
Balance, December 31, 1995   8,543,452             9             69,770              --         69,779

Issuance of shares pursuant to
  the Company's restricted share
  plan                           5,365            --                 57              --             57
Loss before minority interest       --            --                 --            (764)          (764)
Distributions paid or declared
  to limited partners of the
  Operating Partnership             --            --             (2,435)             --         (2,435)




                                                           MARK CENTERS TRUST
                                             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                 (In thousands, except per share amounts)
                              Shares of                                          Retained         Total
                              Common              Common     Additional Paid     Earnings     Shareholders'
                               Stock               Stock        in Capital       (Deficit)        Equity
Dividends paid or declared in
  excess of accumulated earnings
  ($1.44 per share)                 --            --            (12,306)            --         (12,306)
Minority interest's equity          --            --              2,435             40           2,475
                            ----------           ---            -------         -------        -------
Balance, December 31, 1996   8,548,817             9             57,521           (724)         56,806

Issuance of shares pursuant to
  the Company's restricted share
  plan                           5,360            --                 52              --             52
Adjustment to minority interest     --            --                 --               6              6
Loss before minority interest       --            --                 --          (1,781)        (1,781)
Distributions paid to limited
  partners of the
  Operating Partnership             --            --             (1,285)             --         (1,285)
Dividends paid in
  excess of accumulated earnings
  ($0.76 per share)                 --            --             (6,500)             --         (6,500)
 Minority interest's equity         --            --              1,285             217          1,502
                            ----------           ---            -------         -------        -------
Balance, December 31, 1997   8,554,177           $ 9            $51,073         $(2,282)       $48,800
                            ==========           ===            =======         =======        =======













                                                       See accompanying notes


                                                          MARK CENTERS TRUST
                                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (In thousands, except per share amounts)

                                                                      YEAR ENDED DECEMBER 31,
                                                                  1997             1996         1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)income                                                $(1,564)        $  (724)      $  3,800
  Adjustments to reconcile net (loss) income
  to net cash provided by operating activities:
    Loss (gain) on sale of land                                      12             (21)           (93)
    Depreciation and amortization of leasing costs               13,201          12,483         10,993
    Amortization of deferred financing costs                        567             915            827
    Write-off of deferred financing costs                            --             190             --
    Adjustment to carrying value of property held for sale           --             392             --
    Minority interest                                              (217)            (40)           833
    Provision for bad debts                                         833             972            721
    Other                                                            52              57             93
                                                                -------         -------        -------
                                                                 12,884          14,224         17,174
Changes in assets and liabilities:
 Rents receivable                                                  (679)           (580)        (1,846)
 Prepaid expenses                                                   180             (69)          (387)
 Due from related parties                                            26              31            408
 Other assets                                                      (290)            641           (959)
 Accounts payable and accrued expenses                            1,233            (756)         1,656
 Other liabilities                                                 (117)            561             51
                                                                -------         -------        -------
   Net cash provided by operating activities                     13,237          14,052         16,097
                                                                -------         -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Expenditures for real estate and improvements, inclusive of
   payables            related to construction activity         (10,558)        (16,642)       (21,671)
 Payment to Principal Shareholder for acquisition of land            --              --         (1,500)
 Payment of deferred leasing charges                             (1,205)         (3,399)        (1,650)
 Proceeds from sale of property                                   1,288              22            105
                                                                -------         -------        -------
   Net cash used in investing activities                        (10,475)        (20,019)       (24,716)
                                                                -------         -------        -------






                                                         MARK CENTERS TRUST
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (In thousands, except per share amounts)

                                                                      YEAR ENDED DECEMBER 31,
                                                                  1997             1996         1995
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net funding of escrows                                         (4,303)           (688)        (2,014)
  Principal payments on mortgages                               (14,835)        (40,622)       (49,491)
  Payment of deferred finance costs                                (757)         (2,415)          (770)
  Proceeds received on mortgage notes                            25,955          61,617         75,690
  Dividends paid                                                 (9,577)         (9,229)       (12,297)
  Distributions paid to Principal Shareholder                    (1,870)         (1,852)        (2,452)
                                                                -------         -------        -------
   Net cash (used in) provided by financing activities           (5,387)          6,811          8,666
                                                                -------         -------        -------
(Decrease) increase in cash and cash equivalents                 (2,625)            844             47
Cash and cash equivalents, beginning of period                    3,912           3,068          3,021
                                                                -------         -------        -------
Cash and cash equivalents, end of period                        $ 1,287         $ 3,912        $ 3,068
                                                                =======         =======        =======



Supplemental Disclosures of Cash Flow Information:

Cash paid during the year for interest, net of amounts
 capitalized of $569, $897, and $978, respectively              $15,502         $12,950        $10,172
                                                                =======         =======        =======














                                                         MARK CENTERS TRUST
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (In thousands, except per share amounts)





In connection with the exercise of the Company's options to acquire and develop certain properties and the subsequent transactions as a result of certain resolutions with the Principal Shareholder, the following assets and liabilities were recorded:
                                                                          YEAR ENDED DECEMBER 31,
                                                                  1997            1996            1995

Contingent liability due to Principal Shareholder               $    --         $(6,156)       $(8,133)
Establishment of note payable to the Principal Shareholder           --           3,031             --
                                                                -------          ------        -------
Net decrease in cost of property acquired                       $    --         $(3,125)       $(8,133)
                                                                =======         =======        =======
In connection with the acquisition of the Plaza 15 Shopping Center, the following assets and liabilities were recorded:

Assumption of mortgage                                          $    --         $    --         $1,219
Application of balance due the Company under the ground lease        --              --            196
Operating Partnership Units issued                                   --              --             20
Cash received                                                        --              --            (46)
                                                                -------         -------        -------
Cost of property acquired                                       $    --         $    --         $1,389
                                                                =======         =======        =======






                                                    See accompanying notes
                                                               F-9


                        MARK CENTERS TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Dollars in thousands, except per share amounts)

1. Organization, Basis of Presentation and Summary of Significant Accounting Policies
Mark Centers Trust (the "Company") was formed as a Maryland Real Estate Investment Trust on March 4, 1993 by Marvin L. Slomowitz (the "Principal Shareholder"), the principal owner of Mark Development Group (the "Predecessor"), to continue the business of the Predecessor in acquiring, developing, renovating, owning and operating shopping center properties. The Company effectively commenced operations on June 1, 1993 with the completion of its initial public offering, whereby it issued 8,350,000 common shares (the "Offering"). The proceeds from the Offering were used to repay certain property-related indebtedness, for costs associated with the Offering and the transfer of the properties to the Company and for working capital. The acquisition of the properties was recorded by the Company at the historical cost reflected in the Predecessor's financial statements since these transactions were conducted with entities deemed to be related parties. The Company currently owns and operates 39 properties consisting of 34 neighborhood and community shopping centers, three enclosed malls and two mixed-use (retail/office space) properties. All of the Company's assets are held by, and all of its operations are conducted through Mark Centers Limited Partnership (the "Operating Partnership") and its majority owned partnerships. The Company as of December 31, 1997 controlled, as the sole general partner, 84% of the Operating Partnership. The Company will at all times be the sole general partner of, and owner of a 51% or greater interest in, the Operating Partnership. In excess of 99% of the minority interest in the Operating Partnership is owned by the Principal Shareholder who is the principal limited partner of the Operating Partnership.

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

In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. During 1997 market events and circumstances and the requirement for significant capital expenditures indicated that $35,412 of real estate assets might be impaired. However, the Company's estimate of undiscounted cash flows indicated that such carrying amounts were expected to be recovered.
Nonetheless, it is reasonably possible that the estimate of undiscounted cash flows may change in the near term resulting in the need to write-down those assets to fair value.

                       MARK CENTERS TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Dollars in thousands, except per share amounts)

Acquisition of Properties
On July 14, 1995, the Company acquired the equitable interest in the building and other improvements constituting the Plaza 15 Shopping Center, located in Lewisburg, Pennsylvania. The equitable interest in the land had already been assigned to the Company by the Principal Shareholder in the Offering in exchange for Operating Partnership Units ("OP Units"). The Company paid $1,389 for the equitable interest in the building and improvements held by an unrelated third party under an industrial development authority installment sales agreement through the issuance of 2,000 OP Units, the assumption of $1,219 of mortgage debt and the application of other amounts due the Company.

In May 1995, the Company and Principal Shareholder agreed to terminate an acquisition option which was obtained concurrent with the Offering to acquire property in New Castle, Pennsylvania. In lieu of the option the Company purchased the property from the Principal Shareholder in February 1996 for $4,495.

Sale of Property
On March 5, 1997, the Company completed the sale of the Newberry Plaza for $1,300. A $392 reduction in carrying value had been recorded as of December 31, 1996 to reflect the property at a fair value equal to the contract sales price less direct selling costs.

Deferred Costs
Fees and costs incurred in the successful negotiation of leases have been deferred and are being amortized on a straight-line basis over the terms of the respective leases. Fees and costs incurred in connection with obtaining financing have been deferred and are being amortized over the term of the related debt obligation.

Revenue Recognition
Leases with tenants are accounted for as operating leases. Minimum rents are recognized on a straight-line basis over the term of the respective leases. As of December 31, 1997 and 1996, unbilled rents receivable relating to straight-lining of rents were $1,652 and $1,476, respectively. Percentage rents, which are additional rents based on tenants' sales, are accrued based on historical tenant sales. Certain tenants pay percentage rent

                       MARK CENTERS TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Dollars in thousands, except per share amounts)

Revenue Recognition, continued
in lieu of minimum rent pursuant to their leases. Reimbursements from tenants for real estate taxes, insurance and other property operating expenses are recognized as revenue in the period the expenses are incurred.

An allowance for doubtful accounts has been provided against certain tenant accounts receivable which are estimated to be uncollectible. Rents receivable at December 31, 1997 and 1996 are shown net of an allowance for doubtful accounts of $972 and $544, respectively.

Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

Cash in Escrow
Cash in escrow consists principally of cash held for real estate taxes, property maintenance, insurance, lease renewals, environmental remediation and minimum occupancy requirements at specific properties as required by certain loan agreements.

Minority Interest
In excess of 99% of the minority interest represents the Principal Shareholder's 16% interest as a limited partner of the Operating Partnership. Such interest is held in the form of OP Units which are exchangeable on an equivalent basis with common shares. The remaining interest is the result of the issuance of OP Units to an unrelated third party in consideration for the acquisition of a property.

Income Taxes
The Company has made an election to be taxed, and believes it qualifies as a real estate investment trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. A REIT will generally not be subject to federal income taxation on that portion of its income that qualifies as REIT taxable income to the extent that it distributes at least 95% of

                        MARK CENTERS TRUST
                CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except per share amounts)

Income Taxes, continued
its taxable income to its shareholders and complies with certain other requirements. Accordingly, no provision has been made for federal income taxes for the Company in the accompanying consolidated financial statements. The Company is subject to state income or franchise taxes in certain states in which some of its properties are located. These state taxes, which in total are not significant, are recorded as general and administrative expenses in the accompanying consolidated financial statements.

Earnings Per Common Share
In 1997, the Financial Accounting Standards Board issued Statement No. 128 (SFAS 128), Earnings Per Share. SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share (which were not separately presented historically as they were either anti-dilutive or not materially dilutive). All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the SFAS 128 requirements.

For the years ended December 31, 1997, 1996 and 1995, basic earnings per share was determined by dividing net income (loss) applicable to common shareholders for the year by the weighted average number of common shares of beneficial interest ("Common Shares") outstanding during each year.

Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Shares were exercised or converted into Common Shares or resulted in the issuance of Common Shares that then shared in the earnings of the Company. For the years ended December 31, 1997 and 1996 no additional shares were reflected as the impact would be anti-dilutive due to the net loss in such periods. For the year ended December 31, 1995 diluted earnings per share was determined by dividing net income applicable to common

                        MARK CENTERS TRUST
                CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except per share amounts)

Earnings Per Common Share, continued
shareholders for the year by the total of the weighted average number of shares of common stock outstanding plus the dilutive effect of the Company's nonvested restricted shares (which amounted to 22,835 additional shares). The Company's outstanding stock options were not considered for the purpose of computing diluted earnings per share because their assumed conversion is antidilutive.

Segment Reporting
In June, 1997 the Financial Accounting Standards Board issued Statement No. 131 (SFAS 131), Disclosure About Segments of an Enterprise and Related Information, which is effective for financial statements issued for periods beginning after December 15, 1997. SFAS 131 requires disclosures about segments of an enterprise and related information regarding the different types of business activities in which an enterprise engages and the different economic environments in which it operates. The Company does not believe that the implementation of SFAS 131 will have a material impact on its financial statements.

Reclassifications
Certain 1996 and 1995 amounts were reclassified to conform with the 1997 presentation.

2. Deferred Charges
Deferred charges consist of the following as of December 31, 1997 and 1996:
                                  1997           1996

Deferred financing costs         $6,382         $5,822
Deferred leasing and other costs  8,054          7,063
                                 ------         ------
                                 14,436         12,885
Accumulated amortization         (4,726)        (3,851)
                                 ------         ------
                                 $9,710         $9,034
                                 ======         ======

                       MARK CENTERS TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Dollars in thousands, except per share amounts)

3.   Mortgage Loans
Mortgage Notes Payable
At December 31, 1997, mortgage notes payable aggregated $183,943 and were collateralized by 37 properties and related tenant leases. Interest rates ranged from 7.7% to 9.50%. Mortgage payments are due in monthly installments of principal and/or interest and mature on various dates through 2022. The loan agreements contain customary representations, covenants and events of default. Certain loan agreements require the Company to comply with certain affirmative and negative covenants, including the maintenance of certain debt service coverage and leverage ratios. Additionally, the Principal Shareholder has personally guaranteed the repayment of mortgage loans with an aggregate balance of $41,000 at December 31, 1997 without consideration from the Company.

On September 18, 1997, the Company closed on a $5,500 construction loan with Firstrust Savings Bank ("Firstrust") which refinanced and expanded the Company's existing $2,000 credit facility with Firstrust. This construction loan, which is for the expansion of the Mark Plaza in Edwardsville, Pennsylvania, bears interest, payable monthly, at the Firstrust commercial reference rate plus 1% (9.5% as of December 31, 1997) and matures in March 1999.

On March 4, 1997, the Company closed on $23,000 of fixed rate financing from Nomura Asset Capital Corporation. The loan, which matures in March 2022, is secured by a mortgage on one of the Company's properties, bears interest at 9.02% and requires monthly payments of interest and principal amortized over 25 years. Approximately $10,155 of the proceeds were used to retire existing debt with Fleet Bank of Massachusetts, NA, $673 were used to pay financing costs, $3,015 was deposited in escrows, and the remaining proceeds were used for working capital. The Company is subject to certain affirmative and negative covenants related to this facility.

                                                           MARK CENTERS TRUST
                                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                         (Dollars in thousands)

3.  Mortgage Loans, continued

The following table summarizes lines of credit and mortgage indebtedness as of December 31, 1997 and 1996:

                                                                                               Monthly
                          December 31,   December 31,       Interest   Maturity     Properties Payment
                             1997            1996              Rate                 Encumbered  Terms
Lines of credit-variable rate
Fleet Bank of
 Massachusetts, NA            $     --        $10,155


Firstrust Savings Bank              --          2,500
                               -------        -------
Total-lines of credit               --         12,655
                               -------        -------

Construction loans-variable rate
Firstrust Savings Bank           2,954             --      Prime + 1%      March 1999   (1)     (11)
First Western Bank, NA           4,000          4,000      Prime + 1%      March 2013   (2)     (11)

Mortgage notes payable-variable rate
Mellon Bank, NA                  2,759          3,396   LIBOR + 200 basis  April 1998   (3)     (12)
                                                        points/Prime+1/2%
Mortgage notes payable-fixed rate
Metropolitan Life
 Insurance Company              41,000         41,000      7.750%          June 2000    (4)     (11)
Morgan Stanley Mortgage Capital 45,312         45,845      8.840%        November 2021  (5)    $380 (12)
Anchor National Life
 Insurance Company               4,028          4,100      7.930%        January 2004   (6)     $33 (12)
Northern Life Insurance Company  3,627          3,829      7.700%        December 2008  (7)     $41 (12)
Bankers Security Life            2,501          2,641      7.700%        December 2008  (7)     $28 (12)
John Hancock Mutual
 Life Insurance Co.             54,922         55,357      9.110%          April 2000  (8)(9)  $455 (12)
Nomura Asset Capital
 Corporation                    22,840             --      9.020%          March 2022  (10)    $193 (12)
                               -------        -------
Total-mortgage notes payable   183,943        160,168
                               -------        -------
                              $183,943       $172,823
                              ========       ========




                                                           MARK CENTERS TRUST
                                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                         (Dollars in thousands)

3. Mortgage Loans, continued

Notes:
(1) Mark Plaza                        (5) Midway Plaza                        (6)  Pittston Plaza
                                          Northside Mall
(2) Union Plaza                           New Smyrna Beach                    (7)  Manahawkin Shopping Center
                                          Cloud Springs Plaza
(3) Auburn Plaza                          Troy Plaza                          (8)  New Loudon Centre
                                          Martintown Plaza                         Ledgewood Mall
(4) Valmont Plaza                         Kings Fairgrounds                        Plaza 422
    Luzerne Street Plaza                  Shillington Plaza                        Berlin Shopping Center
    Green Ridge Plaza                     Dunmore Plaza                            Route 6 Mall
    Crescent Plaza                        Kingston Plaza                           Tioga West
    East End Centre                       Twenty Fifth Street Shopping Center      Bradford Towne Centre
                                          Circle Plaza
                                          Mountainville Plaza                 (9)  The following two properties
                                          Plaza 15                                 are encumbered related to an
                                          Birney Plaza                             outstanding letter of credit
                                          Monroe Plaza                             held by the lender:
                                          Ames Plaza                               Wesmark Plaza
                                                                                   Searstown Mall

                                                                              (10) Northwood Centre

                                                                              (11) Interest only monthly

                                                                              (12) Monthly principal and
                                                                                   interest










                           MARK CENTERS TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in thousands, except per share amounts)

3. Mortgage Loans, continued
The scheduled maturities of all mortgage indebtedness as of December 31, 1997 are as follows:
           1998                      $  4,506
           1999                         4,858
           2000                        96,423
           2001                         1,638
           2002                         1,784
     Thereafter                        74,734
                                     --------
                                     $183,943
                                     ========
4. Related Party Transactions
As of December 31, 1997 and 1996 amounts due from related parties consisted of the following:
                                                 December 31,
                                              1997          1996
Accrued ground rent and management fees
 due from Blackman Plaza Partners            $202           $232
Other net amounts due to
 Principal Shareholder                        (25)           (29)
                                             ----           ----
                                             $177           $203
                                             ====           ====

Included in other income are management fees earned on properties owned by the Principal Shareholder or affiliates which for the years ended December 31, 1997, 1996 and 1995 aggregated $19, $36 and $166, respectively.

Included in rental income for the year ended December 31, 1995 is $140 of rent earned pursuant to a ground lease on Blackman Plaza with Blackman Plaza Partners, a limited partnership ("Lessee") in which the Principal Shareholder is the sole general partner (owning a one percent economic interest). The Company has not recognized rental income for the years ended December 31, 1997 and 1996 due to the Lessee's inability to pay the ground rent as a result of insufficient cash flow from the property. The lease, which expires in the year 2051, provides the Company ("Lessor") with an option, exercisable between January 2, 1997 and August 2, 2001, to purchase the Lessee's interests in the shopping center.

                           MARK CENTERS TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in thousands, except per share amounts)

Related Party Transactions, continued
In the event the Lessor's option is not exercised prior to August 2, 2001, the Lessee may, until and including December 1, 2002, require the Lessor to purchase its interest in the shopping center, thereby terminating the ground lease. In addition, the ground lease provides the Lessee with an option, exercisable at any time, to purchase the leased premises from the Lessor. The purchase price with respect to each of the above options is defined in the lease and is no less than the fair market value of the premises (See Note 16).

In 1996, the Company issued a note payable to the Principal Shareholder for $3,030 for the purchase of the Union Plaza, located in New Castle, Pennsylvania. The note, which bears interest payable monthly at a rate equal to that charged on the Mellon Bank, N.A. facility, is payable in full the earlier of (i) two years following the date the Union Plaza is completed or (ii) on June 12, 1999. The note payable balance in the accompanying balance sheet also reflects $20 of accrued interest as of December 31, 1997 and 1996.

The Company leases office space from the Principal Shareholder under the terms of a noncancellable ten year operating triple net lease which provides for annual rent of $104 for the first five years with annual escalations thereafter based on increases in the consumer price index. Rent expense was $104 for each of the years ended December 31, 1997, 1996 and 1995.

The Principal Shareholder is a member of the Board of Directors of a tenant which leases space in 12 of the properties. Rental income from this tenant for the years ended December 31, 1997, 1996 and 1995 aggregated $885, $909 and $929, respectively, of which $100, $86 and $32 are receivable as of December 31, 1997, 1996 and 1995, respectively. Additionally, for the year ended December 31, 1995, the Company paid $1,050 for tenant improvements as provided by the respective lease agreements, at three properties for this tenant.

                           MARK CENTERS TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in thousands, except per share amounts)

5. Tenant Leases
Space in the shopping centers and other properties is leased to various tenants under operating leases which usually grant tenants renewal options and generally provide for additional rents based on certain operating expenses as well as tenants' sales volume.

Minimum future rentals to be received under noncancelable leases as of December 31, 1997 are summarized as follows:

                1998            $ 27,213
                1999              24,507
                2000              21,146
                2001              19,044
                2002              17,271
          Thereafter             115,717
                                --------
                                $224,898
                                ========
Minimum future rentals above include a total of $7,016 for six tenants which have filed for bankruptcy protection. None of these leases have been rejected or affirmed.

During the years ended December 31, 1997, 1996 and 1995, rental income representing 10% or more of total revenues was earned from various governmental agencies of the State of Florida. These agencies have the right, under certain conditions, to cancel their leases upon three to six months written notice and are therefore not included in the above table of minimum future rentals. Rentals earned under these leases during the years ended December 31, 1997, 1996 and 1995 were $4,890, $4,735, and
$4,389, respectively. During the year ended December 31, 1996, the Company also earned greater than 10% of its rental income from the Kmart Corporation at nine locations totaling $4,733. Rents from Kmart were less than 10% of total revenues for the years ended December 31, 1997 and 1995, totalling $4,348 and $4,180, respectively.

6. Lease Obligations
The Company leases land at six of its shopping centers which are accounted for as operating leases and generally provide the Company with renewal options. One of the leases terminates in 2088, with no renewal options and a purchase option for $1,600,

                           MARK CENTERS TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in thousands, except per share amounts)

6. Lease Obligations, continued
that expires in 1999. Six of the leases terminate during the years 2006 to 2033 and provide the Company with options to renew the leases for additional terms aggregating from 20 to 60 years. Another ground lease which has no remaining renewal options, terminates in 2066. Additionally, the Company leases office space from the Principal Shareholder under a non-cancelable lease agreement for a term of ten years. Future minimum rental payments required for leases having remaining non-cancelable lease terms in excess of one year are as follows:

                1998             $   313
                1999                 313
                2000                 313
                2001                 313
                2002                 313
          Thereafter              13,520
                                  ------
                                 $15,085
                                 =======
7.  Share Option Plan
On November 10, 1994, the Company terminated the original incentive and nonqualified share option plan and adopted two new share option plans effective as of that date, authorizing the issuance of 500,000 share options to employees and 100,000 share options to non-employee trustees, respectively.

The Company has issued 200,000 share options to the Principal Shareholder and 64,500 to employees of the Company which vested 20% on the grant date and 20% for each of the four remaining years. The options are exercisable at the average fair market value as of the date preceding the grant date ($11.19 to $12.69 per share) for a period of ten years. The Company has also issued a total of 65,000 share options to non-employee trustees which vested 20% on the grant date and 20% for each of the four remaining years, and are exercisable at the average fair market price as of the date preceding the grant date ($10.13 to $12.75 per share) for a period of ten years. In addition, each trustee is entitled to 1,000 share options on each January 1, subsequent to the initial grant date of November 10, 1994.

                           MARK CENTERS TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in thousands, except per share amounts)

7. Share Option Plan, continued
The Company elected Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations in accounting for its employee stock options. Under APB 25, no compensation expense is recognized because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant. The alternative fair value accounting provided for under SFAS 123, Accounting for Stock-Based Compensation, is not applicable because it requires use of option valuation models that were not developed for use in valuing employee stock options.

Proforma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk free interest rates ranging from 6.14% to 6.49%, expected dividend yield of 8.95%, volatility factor of the expected market price of the Company's common stock based on historical results of .137; and an expected life of 4 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate, management believes the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The Company has elected not to present proforma information because the impact on the reported net income and earnings per share is immaterial.

                           MARK CENTERS TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in thousands, except per share amounts)

7. Share Option Plan, continued
Changes in the number of shares under all option arrangements are summarized as follows:
                                      Year ended December 31,
                              1997          1996            1995
Outstanding at beginning
 of period                  217,000        234,500        234,500
Granted                     152,500          5,000          5,000
Option price per share
 granted              $10.13-$11.19         $11.38         $12.75
Cancelled                    40,000         22,500          5,000
Exercisable at end
 of period                  181,100        127,200         92,800
Exercised                        --             --             --
Expired                          --             --             --
Outstanding at end
 of period                  329,500        217,000        234,500
Option prices per
 share outstanding    $10.13-$12.75  $11.38-$12.75         $12.75

As of December 31, 1997 the outstanding options had a weighted average remaining contractual life of approximately 7.8 years and a weighted average exercise price of $12.66.

8.  Restricted Share Plan
The Company has established a restricted share plan which originally granted to employees 47,722 restricted common shares. Restricted common shares aggregating 3,800 and 10,718 were granted, but not vested, as of December 31, 1997 and 1996, respectively. The restricted shares which were granted vest and are issued 20% per year over a five year period which began June 1, 1994. Each plan participant is entitled to receive additional compensation on a quarterly basis equal to the dividend declared on their respective restricted shares granted under the plan until such plan participants' restricted shares are vested. For the years ended December 31, 1997, 1996 and 1995, compensation expense related to such restricted shares vested in such periods amounted to $24, $46 and $68, respectively.

9.  Employee 401(k) Plan
The Company maintains a 401(k) plan for employees under which the Company matches 50% of a plan participant's contribution. A plan

                           MARK CENTERS TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in thousands, except per share amounts)

9.  Employee 401(k) Plan, continued
participant may contribute up to a maximum of 15% of their compensation but not in excess of $9.5 for the year ended
December 31, 1997. The Company contributed $67, $67 and $64 for the years ended December 31, 1997, 1996 and 1995, respectively.

10. Distributions payable
On November 14, 1996, the Trustees declared a cash distribution of $0.36 per common share and OP Unit which was subsequently paid on January 31, 1997.

The Company has determined that the cash distributed to the
shareholders is characterized as follows for federal income tax purposes:
                               1997           1996        1995

Ordinary income                34%            35%         64%
Return of capital              66%            65%         36%
                               ---            ---         ---
                              100%           100%        100%
                              ====           ====        ====

11.  Fair Value of Financial Instruments
Statement of Financial Accounting Standards No. 107 "Disclosures About Fair Value of Financial Instruments", requires disclosure on the fair value of financial instruments. Certain of the Company's assets and liabilities are considered financial instruments. Fair value estimates, methods and assumptions are set forth below.

Cash and Cash Equivalents, Accounts Receivable, Accounts Payable and Accrued Expenses
The carrying amount of these assets and liabilities approximates fair value due to the short-term nature of such accounts.

Mortgage Notes Payable
As of December 31, 1997 and 1996, the Company has determined the estimated fair value of its mortgage notes payable are approximately $206,491 and $153,668, respectively, by discounting future cash payments utilizing a discount rate equivalent to the rate at which similar mortgage notes payable would be originated under conditions then existing.

                                                    MARK CENTERS TRUST
                                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Dollars in thousands, except per share amounts)

13. Summary of Quarterly Financial Information (unaudited)
The separate results of operations of the Company for the years ended December 31, 1997 and 1996 are as follows:

                           March 31, 1997    June 30, 1997  Sept 30,1997  Dec 31, 1997      Total for Year
Revenue                        $11,124         $11,128         $10,874       $11,372          $44,498
Loss before minority interest     (487)           (260)           (544)         (490)          (1,781)
Net loss                          (416)           (242)           (472)         (434)          (1,564)
Net loss per share-
 basic and diluted             $ (0.05)        $ (0.03)        $ (0.06)      $ (0.04)         $ (0.18)
Cash dividends declared
 per share                     $  0.36         $  0.20         $  0.20       $  0.00 (a)      $  0.76
Weighted average shares outstanding
 - basic and diluted (1)     8,548,817       8,550,466       8,554,177     8,554,177        8,551,930

(a) To be determined by the Trustees in 1998.

                           March 31, 1996    June 30, 1996  Sept 30,1996  Dec 31, 1996     Total for Year
Revenue                        $11,235         $10,719         $10,497       $11,345          $43,796
Income (loss) before gain from
sale, extraordinary item, and
minority interest                  186              18            (204)         (595)            (595)
Net income (loss)                  134              (4)           (179)         (675)            (724)
Net income (loss) per share-
 basic and diluted             $  0.02         $  0.00        $  (0.02)      $ (0.08)         $ (0.08)
Cash dividends declared
 per share                     $  0.36         $  0.36        $   0.36       $  0.36          $  1.44
Weighted average shares outstanding
 - basic                     8,543,452       8,544,985       8,548,717     8,548,717        8,546,553
 - diluted (1)               8,563,053       8,544,985       8,548,717     8,548,717        8,546,553



(1)     Due to a net loss for the last three quarters in fiscal 1996 and all quarters in fiscal 1997, the weighted average number of shares on a diluted basis does not include additional incremental shares as they would be anti-dilutive.


                                                              F-26



                             MARK CENTERS TRUST
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except per share amounts)

14.  Legal Proceedings
On November 20, 1995, Jack Wertheimer, the former President of the Company, filed a complaint against the Company, its Trustees including the Principal Shareholder, and the Company's former in-house General Counsel and current Chief Financial Officer in the United States District Court for the Middle District of Pennsylvania. The complaint, which was filed in connection with the termination of Mr. Wertheimer's employment, includes many of the allegations raised in a state court proceeding commenced by Mr. Wertheimer in November 1994. The Federal court complaint also includes a civil RICO action in which Mr. Wertheimer alleges that the Board of Trustees of the Company conspired with the Principal Shareholder to terminate Mr. Wertheimer's employment as part of the Principal Shareholder's breach of his duty of good faith and fair dealing. Further, Mr. Wertheimer alleges that the above defendants engaged in securities fraud in connection with the Offering and that the Principal Shareholder has defrauded or overcharged the Company in corporate transactions. The Federal complaint seeks treble damages under RICO, as well as damages arising from Mr. Wertheimer's alleged termination of employment, invasion of privacy, intentional infliction of emotional distress, fraud and misrepresentation. The Company and all defendants filed motions to dismiss the RICO and tort claims which the court, on December 9, 1996, granted in part and denied in part. Specifically, the court dismissed Mr. Wertheimer's claims for wrongful discharge, fraud and negligence misrepresentation, but declined to dismiss the remainder of the claims at this time. On January 23, 1997, the defendants filed an answer to Mr. Wertheimer's complaint. In the answer, the defendants denied all allegations of wrongdoing, and intend to vigorously defend against all of the counts. The Company and the Principal Shareholder have also filed counterclaims against Mr. Wertheimer alleging Mr. Wertheimer made material misrepresentations in connection with his hiring and breached his employment contract and fiduciary duties to the Company.

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

                            MARK CENTERS TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in thousands, except per share amounts)

15.  Contingencies
Upon conducting environmental site inspections in connection with obtaining the Morgan Stanley financing during October 1996, certain environmental contamination was identified at two of the collateral properties: soil contamination at the Troy Plaza in Troy, New York and soil and ground water contamination at the Cloud Springs Plaza in Fort Oglethorpe, Georgia. In each case, the contamination was determined to have originated from a former tenant. The Company has entered into a voluntary remedial agreement with the State of New York for the remediation of the Troy Plaza. Environmental consultants estimate that the total cost of such remediation will be approximately $80 for which the Company has recorded a reserve for as of December 31, 1997 and for which Morgan Stanley holds $228 in escrow to be released upon final environmental remediation at this property. The Company has received notification from the State of Georgia that the Cloud Springs Plaza will not be listed on the State's Hazardous Site Inventory because it has no reason to believe that contamination exceeding a reportable quantity has occurred at this property. As such, there is no reserve for remediation costs at this site recorded as of December 31, 1997.

Management is not aware of any other environmental liability that they believe would have a material adverse impact on the Company's financial position or results of operations.
Management is unaware of any instances in which it would incur significant environmental costs if any or all properties were sold, disposed of or abandoned.

16.  Subsequent Events
On January 7, 1998, the Company exercised its option to purchase the Lessee's interests in the Blackman Plaza (See Note 4) with a closing date anticipated to occur during fiscal 1998.

On January 28, 1998, the Company completed a closing on a construction loan with Royal Bank of Pennsylvania in the maximum amount of $3,500. The loan, which is secured by one of the Company's properties, requires monthly payment of interest only at the lender's prime rate plus 150 basis points and matures in February 1999 with additional extension periods through February 2000.

                            MARK CENTERS TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in thousands, except per share amounts)

16. Subsequent Events, continued
On January 31, 1998, the Company entered into an agreement with Pharmhouse Corp. (the "Tenant") to settle certain litigation. During 1997, the Tenant had obtained an injunction against the installation of Walmart in the Ledgewood Mall based on certain exclusive use provisions within the Tenant's lease. The Company has agreed to pay the Tenant $1,675 on or before May 1, 1998, amend certain terms of the Tenant's lease including rent and the lease expiration date, and withdraw its appeal of this case in return for the Tenant's withdrawal of all legal actions against the installation of Walmart at the mall.

On March 16, 1998, the Company and the Principal Shareholder agreed to terminate the option to purchase certain land owned by the Principal Shareholder in Lewisburg, Pennsylvania.

16.1  Event (Unaudited) Subsequent To Date of Report of
Independent Auditors
The Company is in the late stages of negotiation of a significant transaction which will provide additional properties and capital to the Company. If the transaction is completed in its current form, assuming execution of a definitive agreement (the
"Agreement") and satisfaction of all conditions to the transaction, including approval by the Company's shareholders, the Company, through Mark Centers Limited Partnership, a Delaware limited partnership through which the Company conducts substantially all of its activities, and in exchange for approximately 11 million Operating Partnership Units, will acquire substantially all of the ownership interests in twelve retail shopping centers and five multi-family apartment complexes controlled by a private New York real estate company. Under the current proposal, the Company will also receive a cash investment of $100 million in exchange for newly issued common shares of beneficial interest valued at a price of $7.50 per share. Upon completion of the transaction, it is contemplated that two senior executives of the New York real estate company will become
Chief Executive Officer and President of the Company, respectively.
Mr. Marvin Slomowitz, the current Chairman of the Board and Chief Executive Officer, will remain as a board member and is expected to continue as a consultant to the Company. The two new executives will serve on the board together with two designees of the real estate company and two designees (in addition to Mr. Slomowitz) of the existing board.
                               F-29

                            MARK CENTERS TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in thousands, except per share amounts)

16.1 Event (Unaudited) Subsequent To Date of Report of Independent Auditors, continued
The transaction is subject to the completion of final negotiation and execution of the Agreement, receipt of a fairness opinion from Bear, Stearns & Co. Inc. (the Company's investment bankers), approval by the Company's Board of Trustees, evidence of the receipt by the real estate company of the necessary funds to make the cash investment and the completion of closing. The transaction is a complex one involving many parties and there can be no assurance that the Agreement will be executed or that the closing on this transaction will be completed. The transaction is subject to the approval by the shareholders of the Company at a meeting to be scheduled for that purpose if and when the Agreement is signed.



























                                   F-30

                                                       MARK CENTERS TRUST
                                  SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                       DECEMBER 31, 1997
                                                    (Dollars in Thousands)
                       INITIAL COST TO COMPANY                       GROSS AMOUNTS AT WHICH CARRIED AT CLOSE OF PERIOD
                                         Costs Capitalized                                        Date of
                              Building &   Subsequent         Building &          Accumulated  Acquisition(A)
Description Encumbrances Land Improvements to Acquis    Land Improvements  Total  Depreciation Construction(C)
Shopping Centers
Circle Plaza     (1)   $   --   $3,435     $   13     $    2  $ 3,446     $3,448    $1,206      1978(C)
Shamokin Dam,PA
Martintown Plaza (1)       --    4,625      1,252         --    5,877      5,877     1,981      1985(A)
N.Augusta,SC
Midway Plaza     (1)      196    1,647      2,650        196    4,297      4,493     1,700      1984(A)
Opelika,AL
Northside Mall   (1)    1,604    7,080      1,721      1,604    8,801     10,405     3,206      1986(A)
Dothan,AL
Searstown Mall   (2)      491    4,854      3,155        491    8,009      8,500     3,529      1984(A)
Titusville,FL
New Smyrna Beach
Shopping Center  (1)      247    2,219      3,136        247    5,355      5,602     1,933      1983(A)
New Smyrna Beach,FL
Wesmark Plaza    (2)      380    3,419      1,447        370    4,876      5,246     1,704      1986(A)
Sumter,SC
Kings
Fairground       (1)       --    1,426        171         --    1,597      1,597       279      1992(A)
Danville,VA
Cloud Springs
 Plaza           (1)      159    2,712      1,189        159    3,901      4,060     1,334      1985(A)
Ft. Oglethorpe,GA
Crescent
 Plaza        12,000    1,147    7,425        481      1,147    7,906      9,053     2,479      1984(A)
Brocton,MA
New Loudon
 Center          (3)      505    4,161      9,630        505   13,791     14,296     3,229      1982(A)
Latham,NY
Ledgewood Mall   (3)      619    5,434     25,472        619   30,906     31,525    10,755      1983(A)
Ledgewood,NJ
Troy Plaza       (1)      479    1,976        812        479    2,788      3,267     1,359      1982(A)
Troy,NY
Birney Mall      (1)      210    2,979        931        210    3,910      4,120     3,193      1968(C)
Moosic,PA
Dunmore Plaza    (1)      100      506        182        100      688        788       296      1975(A)
Dunmore,PA

                                                       MARK CENTERS TRUST
                                   SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                        DECEMBER 31, 1997
                                                      (Dollars in Thousands)
                       INITIAL COST TO COMPANY                       GROSS AMOUNTS AT WHICH CARRIED AT CLOSE OF PERIOD
                                           Costs Capitalized                                        Date of
                               Building &    Subsequent        Building &           Accumulated  Acquisition(A)
Description Encumbrances Land  Improvements  to Acquis   Land  Improvements Total   Depreciation Construction(C)
Shopping Centers
Mark Plaza        2,954     --     4,268          999      --      5,267     5,267     3,312     1968(C)
Edwardsville,PA
Kingston Plaza       (1)   305     1,745          473     305      2,218     2,523     1,228     1982(C)
Kingston,PA
Luzerne St.
Shopping Center   2,000     35       315        1,150      35      1,465     1,500       704     1983(A)
Scranton,PA
Blackman Plaza       --    120        --           --     120         --       120        --     1968(C)
Wilkes-Barre,PA
East End Centre  14,200  1,086     8,661        3,164   1,086     11,825    12,911     4,367     1986(C)
Wilkes-Barre,PA
Green Ridge Plaza 6,700  1,335     6,314          595   1,335      6,909     8,244     2,373     1986(C)
Scranton,PA
Plaza 15             (1)   171        81        1,481     171      1,562     1,733       302     1976(C)
Lewisburg,PA
Plaza 422            (3)   190     3,004          429     190      3,433     3,623     1,866     1972(C)
Lebanon,PA
Tioga West           (3)    48     1,238        3,414      48      4,652     4,700     1,849     1965(C)
Tunkhannock,PA
Mountainville        (1)   420     2,390          491     420      2,881     3,301     1,324     1983(A)
Shopping Center
Allentown,PA
Monroe Plaza         (1)    70     2,083           67      70      2,150     2,220       903     1964(C)
Stroudsburg,PA
Ames Plaza           (1)    57     1,958          219      57      2,177     2,234     1,615     1966(C)
Shamokin,PA
Route 6 Mall         (3)    --        --       12,696   1,664     11,032    12,696     1,121     1995(C)
Honesdale,PA
Pittston Plaza    4,028     --        --        7,167   1,521      5,646     7,167       398     1995(C)
Pittston,PA
Valmont Plaza     6,100    522     5,591        1,027     522      6,618     7,140     2,444     1985(A)
W. Hazleton,PA
Manahawkin
 Village          6,128  2,400     9,396          260   2,400      9,656    12,056     1,066     1993(A)
Shopping Center
Manahawkin,NJ                                                   F-32


                                                       MARK CENTERS TRUST
                                   SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                        DECEMBER 31, 1997
                                                     (Dollars in Thousands)

                       INITIAL COST TO COMPANY                       GROSS AMOUNTS AT WHICH CARRIED AT CLOSE OF PERIOD
                                           Costs Capitalized                                       Date of
                                Building &    Subsequent      Building &           Accumulated  Acquisition(A)
Description  Encumbrances Land  Improvements  to Acquis Land  Improvements Total   Depreciation Construction(C)
Shopping Centers
25th St.
Shopping Center     (1)   2,280    9,276          184   2,280      9,460    11,740     1,331     1993(A)
Easton,PA
Berlin Shopping     (3)      --       --        6,887   1,332      5,555     6,887       678     1994(A)
Center
Berlin,NJ
Auburn Plaza      2,759      --       --       13,287   2,644     10,643    13,287     1,153     1994(A)
Auburn,ME
Shillington Plaza   (1)      --       --        4,109     809      3,300     4,109       362     1994(A)
Reading,PA
Union Plaza       4,000      --       --       20,241   5,426     14,815    20,241       505     1996(C)
New Castle,PA
Bradford Towne      (3)      --       --       16,087     816     15,271    16,087     1,806     1994(C)
Centre
Towanda,PA

Mixed Use
Properties

Northwood        22,840   1,209    6,204       18,519   1,188     24,744    25,932    11,620     1985(A)
Centre
Tallahassee,FL
Normandale Centre    --     287    2,584        4,154     287      6,738     7,025     2,816     1985(A)
Montgomery,AL

Construction         --      --       --        6,668      --      6,668     6,668        --
in Progress
               ------------------------------------------------------------------------------------------------
               $183,943 $16,672 $119,006     $176,010 $30,855   $280,833  $311,688   $83,326
               ================================================================================================

                                                    See accompanying notes
                                                               F-33

                        MARK CENTERS TRUST
                      NOTES TO SCHEDULE III
                         DECEMBER 31, 1997
                      (Dollars in thousands)

1. These seventeen properties serve as collateral for the financing with Morgan Stanley Mortgage Capital, Inc.
2. These two properties serve as collateral for a letter of credit with Fleet Bank.
3. These seven properties serve as collateral for the financing with John Hancock Life Insurance.
4. Depreciation of investments in buildings and improvements reflected in the statements of operations is calculated over the estimated useful lives of the assets as follows:
                    Buildings           30 to 40 years
                    Improvements        Shorter of lease term
                                        or useful life

5. The aggregate gross cost of property included above for Federal income tax purposes was $326,412 as of December 31, 1997.

6.(a)Reconciliation of Real Estate Properties:
     The following reconciles the real estate properties from January 1, 1995 to December 31, 1997:

                                Year ended December 31,
                           1997          1996           1995
Balance at beginning
 of period              $307,411       $291,157      $278,611
Additions during period
Acquisitions through
 purchase                     --             --            --
 Acquisition through
 exercise of purchase
 option                       --             --         1,446
Acquisitions and
 adjustments related to
 development options
 and establishment of
 note payable to the
 Principal Shareholder        --         (3,125)       (8,133)
Other improvements         7,480         19,380        19,242
Fully depreciated assets
 written off                (998)            --            --
Sale of property          (2,205)            (1)           (9)
                        --------       --------      --------
Balance at end of
 period                 $311,688       $307,411      $291,157
                        ========       ========      ========

                        MARK CENTERS TRUST
                      NOTES TO SCHEDULE III
                         DECEMBER 31, 1997
                      (Dollars in thousands)

(b)  Reconciliation of accumulated depreciation:

     The following table reconciles accumulated depreciation from January 1, 1995 to December 31, 1997:

                            1997          1996          1995
Balance at beginning
 of period               $72,956        $61,269       $51,002
Sale of property            (905)            --            --
Fully depreciated assets
 written off                (998)            --            --
Depreciation related
 to real estate           12,273         11,687        10,267
                         -------        -------       -------
Balance at end
 of period               $83,326        $72,956       $61,269
                         =======        =======       =======