Form 10-K/A
period 1997-12-31
MARK CENTERS TRUST
filed 1998-04-29
CIK 899629

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

                          AMENDMENT NO. 1 TO FORM 10-K

                    AMENDMENT TO ANNUAL REPORT FILED PURSUANT
          TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997
                         Commission file number 1-12002

                               MARK CENTERS TRUST
             (Exact name of registrant as specified in its charter)

          Maryland                                          23-2715194
(State or other jurisdiction                (I.R.S. Employer Identification No.)
     of incorporation)

     600 Third Avenue
        Kingston, PA                                           18704
(Address of principal executive offices)                     (Zip Code)

       Registrant's telephone number, including area code: (717) 288-4581

           Securities registered pursuant to section 12(b) of the Act:

                                                        Name of each exchange
      Title of each class                                on which registered
---------------------------                            -----------------------
Common Shares of Beneficial                            New York Stock Exchange
  Interest, $.001 par value


        Securities registered pursuant to section 12(g) of the Act: None

    For purposes of this amendment, "Company" shall mean Mark Centers Trust.

Part III, Items 10, 11, 12 and 13 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997 are amended and restated in their entirety by the following:

                                    PART III

Item 10.  Directors and Executive Officers of the Company

     The following is a brief description of the trustees of the Company as well as other executive officers of the Company.

     Marvin L. Slomowitz, age 68, has been Chairman of the Board of Trustees and Chief Executive Officer since the Company's inception in March 1993. He served as President of the Company from its inception until February 1994. Mr. Slomowitz founded Mark Development Group, the Company's predecessor ("MDG"), in 1960 and had been Chairman of the Board and Chief Executive Officer of MDG since its inception. Mr. Slomowitz is a director of Charming Shoppes, Inc., a publicly held national retail clothing chain, and serves as a member of the national board of directors of the SLE (Lupus) Foundation. Mr. Slomowitz is a member of the International Council of Shopping Centers ("ICSC") and the National Real Estate Board. See "Certain Relationships and Related Transactions."

     Harvey Shanus, age 67, has been a trustee of the Company since its inception in March 1993 and, until February 1994, served as Executive Vice President. Since February 1994, Mr. Shanus has been a private investor. Previously, he served as Executive Vice President of MDG since 1978. From 1972 to 1978 he was a Vice President and Director of Construction of MDG. Mr. Shanus is a member of the ICSC. See "Certain Relationships and Related Transactions."

     Joseph L. Castle, II, age 65, has been a trustee of the Company since its inception. Since 1981, Mr. Castle has been Chairman and Chief Executive Officer and a director of Castle Energy Corporation, a public company engaged in oil and gas exploration, and production. Mr. Castle also is a director of Comcast Corporation and Charming Shoppes, Inc.

     Marvin J. Levine, Esq., age 48, has been a trustee of the Company since its inception. Mr. Levine is currently a partner in the New York City law firm of Wachtel & Masyr, LLP. Previously, he has been a partner in the New York City law firms of Gold & Wachtel, LLP for three years and prior to that Stadtmauer, Bailkin, Levine & Masyr for more than five years. Mr. Levine represented MDG from 1982 until the Company's initial public offering. See "Certain Relationships and Related Transactions."

     Lawrence J. Longua, age 56, has been a trustee of the Company since its inception. Mr. Longua is currently Senior Managing Director of the Witkoff Group, LLC , an owner and operator of major office properties in New York City, Philadelphia, Newark and Dallas. From 1990 to February 1998, Mr. Longua had been a Senior Vice President and Assistant General Manager of Mitsubishi Trust & Banking Corporation where he had been manager of the Real Estate Finance Group at the Bank's New York Branch, and responsible for the management of a substantial portfolio of real estate properties. From 1984 to 1990, Mr. Longua was a Vice President and Manager of Bankers Trust Company, responsible for overseeing a $3 billion real estate loan portfolio. Mr. Longua currently is the Chairman of the Board of Trustees of the Mortgage Bankers Association of New York Scholarship Foundation. Mr. Longua is the former president of the Mortgage Bankers Association of New York and is the former Director of the Association of Foreign Investors in U.S. Real Estate.


     John Vincent ("Vin") Weber, age 45, has been a trustee of the Company since its inception. Since December 1994, Mr Weber has been a partner of Clark & Weinstock, a consulting firm. From 1980 through 1992, Mr. Weber was a United States Congressman, representing Minnesota's Second Congressional District. During his tenure in Congress, Mr. Weber was appointed to various committees and subcommittees and held various leadership positions within the Republican Party. Mr. Weber is currently Co-director of Empower America, a conservative public policy advocacy group of which he was President until January 1994. Mr. Weber also is a director of Dept. 56, Inc., Twin Cities Federal Bank and ITT Educational Systems, Inc.


     David S. Zook, age 50, has been Executive Vice President and Chief Operating Officer of the Company since December 1994. Previously, he had been Senior Vice President and Director of Leasing of the Trust since its inception, positions he previously held with MDG since 1984. Prior to joining MDG, Mr. Zook held various executive positions at Oxford Development Company, where he was General Manager from 1977-1984. From 1971 to 1977, Mr. Zook was employed at Eagan Real Estate, Inc. and the Edward J. DeBartolo Corporation. All of the foregoing entities have been engaged in shopping center development. Mr. Zook is a member of the ICSC.

     Joshua Kane, age 38, has been the Chief Financial Officer of the Company since its inception, a position he previously held with MDG since 1986, and has been Senior Vice President and Chief Financial Officer since December 1994. From 1981 to 1986 he was employed as an accountant at Charles Hecht and Company, most recently as Senior Accountant. Mr. Kane is a certified public accountant and a member of the American Institute of Certified Public Accountants and the Pennsylvania Institute of Certified Public Accountants.

                         Compliance with Section 16(a)
                    of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and trustees and persons who own more than ten percent of the Company's common shares (collectively, the "Reporting Persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies of these reports. Based on the Company's review of the copies of these reports received by it, the Company believes that all filings required to be made by the Reporting Persons for the period January 1, 1997 through December 31, 1997 were made on a timely basis.

Item 11.  Executive Compensation

      The following table shows, for the fiscal years ended December 31, 1995, 1996 and 1997, the annual and long-term compensation paid or accrued by the Company and its subsidiaries, including the Operating Partnership, to the Company's Chief Executive Officer and to those executive officers whose total annual compensation exceeded $100,000.

                                         EXECUTIVE COMPENSATION SUMMARY
                                              Annual Compensation
                                    ---------------------------------------
                                                                                Other
                                                                                 Annual
                                    Fiscal   Salary            Bonus            Compensation
                                    Year     ($)               ($)              ($)
                                    ------   ------------      ------           ------------

Marvin L. Slomowitz                 1997     $181,692          --                --(1)
 Chief Executive Officer            1996     $176,400          --                --(1)
                                    1995     $168,000          --                --(1)


David S. Zook                       1997     $146,003          --                --(1)
 Executive Vice                     1996     $141,750          --                --(1)
 President and Chief                1995     $135,000          --                --(1)
 Operating Officer

Joshua Kane                         1997     $116,385          --                --(1)
 Senior Vice President              1996     $ 94,500          --                --(1)
 and Chief Financial                1995     $ 90,000          --                --(1)
 Officer


                                                               Long-Term Compensation
                                                  -------------------------------------------------
                                                  Restricted                          Long-Term        All
                                                  Share             Options/          Compensation     Other
                                Fiscal            Awards            SARs              Payouts          Compensation
                                Year              ($)               ($)               (#)              ($)(2)
                                ------            ------------      ------------      ------------     ------------
Marvin L. Slomowitz             1997              --                --                100,000(3)       --
 Chief Executive Officer        1996              --                --                --               --
                                1995              --                --                100,000(3)       --

David S. Zook                   1997              --                --                7,500(3)         $1,480
 Executive Vice                 1996              --                --                --               $1,457
 President and Chief            1995              --                --                7,500(3)         $1,446
 Operating Officer

Joshua Kane                     1997              --                --                7,500(3)         $3,580
 Senior Vice President          1996              --                --                --               $483
 and Chief Financial            1995              --                --                7,500(3)         $471
 Officer

(1) Did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus for the named executive officer.

(2) Represents contributions made by the Company to the account of the named executive officer under a 401(k) Plan.

(3) Represents options granted under the Company's 1994 Share Option Plan. The options granted during fiscal 1995 vested as to 20% of the common shares subject thereto upon the approval of the Plan on June 15, 1995. The options granted during fiscal 1997 vested as to 20% of the common shares subject thereto upon the grant date. The remaining options vest in 20% increments over a four year period.

Share Option Grants, Exercises and Holdings

    The following tables set forth certain information concerning share options granted to the persons named in the Executive Compensation Summary Table above during fiscal year 1997 and unexercised share options held by such persons at the end of fiscal year 1997.



                                           OPTION GRANTS DURING FISCAL 1997

                                    Percentage of
                                    Total annual                              Potential Realizable
                                    Options/SARs                              Value at Assumed
                                    Granted to                                Annual Rates of Share
                       Option/      Employees     Exercise or                 Price Appreciation
                       SARs         in Fiscal     Base Price/     Expiration  for Option Term
Name(1)                Granted(2)   Year 1997     per Share $(3)  Date        5%            10%
-------                ----------   ------------- --------------- ----------  --------      ---------
Marvin L. Slomowitz    100,000      78%           $11.1875        3/12/2007   $703,582      $1,782,952
David S. Zook          7,500        6%            $11.1875        3/12/2007   $52,769       $133,721
Joshua Kane            7,500        6%            $11.1875        3/12/2007   $52,769       $133,721

(1) See Executive Compensation Summary Table for titles of the persons named above.

(2) Represents options granted under the 1994 Share Option Plan. The options vested immediately as to 20% of the common shares subject thereto, with the remainder to vest in 20% increments over a four year period.

(3)    All options were granted at fair market value on the date of grant.

                                          1997 FISCAL YEAR END OPTION VALUES

                                                                                                 Value of
                                                                       Number of                 Unexercised
                                                                       Unexercised               in-the-Money
                                                                       Options/SARs              Options/SARs
                                                                       at Fiscal                 at Fiscal
                                                                       Year-End                  Year-End(2)
                                                                       -------------             ---------------
                                    Shares
                                    Acquired         Value             Exercisable/              Exercisable/
Name(1)                             on Exercise      Realized          Unexercisable             Unexercisable
-------                             --------------   -------------     -------------             ---------------
Marvin L. Slomowitz                 --               --                100,000/100,000(3)        --/--
David S. Zook                       --               --                7,500/7,500(3)            --/--
Joshua Kane                         --               --                7,500/7,500(3)            --/--

(1) See Executive Compensation Summary Table for titles of the persons named above.

(2) At December 31, 1997, the exercise price for the options exceeded the fair market value for the underlying common shares.

(3) Represents options granted under the 1994 Share Option Plan. The options vested immediately as to 20% of the common shares subject thereto, with the remainder to vest in 20% increments over a four year period.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

     The following table sets forth, as of April 24, 1998, certain information concerning the holdings of each person who was known to the Company to be the beneficial owner of more than five percent (5%) of the Company's common shares and all shares beneficially owned by each trustee, each nominee for trustee, each executive officer named in the Executive Compensation Summary table appearing elsewhere herein and by all trustees and executive officers as a group. Each of the persons named below has sole voting power and sole investment power with respect to the shares set forth opposite his name, except as otherwise noted.

                                             Number of
                                             Common Shares
Beneficially Owned                           Beneficially Owned                 Percent of Class
-------------------------------------------------------------------------------------------------
Marvin L. Slomowitz(1)                    2,018,840(2)                           19.84%
Joseph L. Castle, II                         10,000(3)                                 *
Marvin J. Levine                             10,000(3)(4)                              *
Lawrence J. Longua                           11,000(3)                                 *
Harvey Shanus                                10,000(3)                                 *
John Vincent Weber                           10,000(3)                                 *
David S. Zook                                14,379(5)                                 *
Joshua Kane                                  10,479(6)                                 *
Franklin Resources, Inc.
 777 Mariners Island Blvd
 6th Floor
 San Mateo, CA 94404                        821,800(7)                            9.61%
Corbyn Investment Management, Inc.
 Suite 108
 2330 W. Joppa Road
 Lutherville, MD 21093                      608,152(8)                            7.11%
First Manhattan Co.
 437 Madison Avenue
 New York, NY 10022                         574,480(9)                            6.72%
All Executive Officers and Trustees
 as a Group (8 persons)                   2,094,698(2) - (8)                     20.21%

 *Percentage less than 1% of class

(1) Mr. Slomowitz's address is c/o Mark Centers Trust, 600 Third Avenue, Kingston, PA 18704.
                                        8

(2) Includes 1,621,000 Operating Partnership Units ("OP Units") of Mark Centers Limited Partnership (the "Operating Partnership") which are immediately exchangeable into an equivalent number of common shares and immediately exercisable options to purchase 100,000 common shares. Does not include 240 common shares held by Mr. Slomowitz's children, as to which Mr. Slomowitz disclaims beneficial interest.

(3) Represents immediately exercisable options to purchase 10,000 common shares.

(4) Does not include 500 common shares held by Mr. Levine's wife, as to which Mr. Levine disclaims beneficial interest.

(5) Represents immediately exercisable options to purchase 7,500 common shares and 1,375 common shares subject to a restricted share award which vests within 60 days. Does not include 250 common shares held by Mr. Zook's daughter, as to which Mr. Zook disclaims beneficial interest.

(6) Includes immediately exercisable options to purchase 7,500 common shares and 919 common shares subject to a restricted share award which vests within 60 days.

(7) Franklin Resources, Inc., consisting of a registered investment advisor and an investment company, has sole voting and dispositive power with respect to the common shares. This information has been obtained by reference to a Schedule 13G filed by the named entity.

(8) Corbyn Investment Management, Inc., consisting of a registered investment advisor and an investment company, has sole voting and dispositive power with respect to the common shares. This information has been obtained by reference to a Schedule 13G filed by the named entity.


(9) First Manhattan Co. is a registered investment advisor and has sole voting and sole dispositive power with respect to 48,800 shares. It has shared voting and shared dispositive power with respect to 507,130 and 525,680 shares, respectively. The total number of shares reported herein includes 27,300 shares owned by family members of general partners of First Manhattan Co. which are reported for informational purposes. First Manhattan Co. disclaims dispositive power as to 4,700 of such shares and beneficial ownership as to 25,100 of such shares. This information has been obtained directly from First Manhattan Co.

Item 13.  Certain Relationships and Related Transactions

     During fiscal 1997, the Company held an option to acquire 26 acres contiguous to the Plaza 15 in Lewisburg, Pennsylvania from Mr. Slomowitz for $1,325,000 which represents the fair market value as established by an independent appraisal. The Company and Mr. Slomowitz agreed to terminate this option in March 1998.

     In 1996, the Company issued a note payable to Mr. Slomowitz for $3,030,000 for the purchase of the Union Plaza, located in New Castle, Pennsylvania. The note, which bears interest payable monthly at a rate equal to that charged on the Mellon Bank, N.A. facility, is payable in full the earlier of (i) two years following the date the Union Plaza is completed or (ii) on June 12, 1999.

    The Company leases office space from Mr. Slomowitz under the terms of a noncancelable ten year operating triple net lease which provides for annual rent of $104,000 for the first five years with annual escalations thereafter based on increases in the consumer price index. Rent expense, excluding escalations, for fiscal 1997 aggregated $104,000.

     Marvin J. Levine, a trustee of the Company, became a Partner in the law firm of Wachtel & Masyr, LLP during fiscal 1997. Prior to that Mr. Levine was a Partner in the law firm of Gold & Wachtel, LLP. Payments to such firms aggregated $272,197 for legal services rendered to the Trust during fiscal year 1997.

     The Company has not recognized rental income for fiscal 1997 pursuant to a ground lease on Blackman Plaza (a limited partnership in which Mr. Slomowitz is the sole general partner owning a one percent economic interest) due to the lessee's inability to pay the ground rent as a result of insufficient cash flow from the property. The lease, which expires in the year 2051, provides the Company with an option, exercisable between January 2, 1997 and August 2, 2001, to purchase the lessee's interests in the shopping center. On January 7, 1998, the Company exercised its option to purchase the lessee's interests in the Blackman Plaza with a closing date anticipated to occur during fiscal 1998. All ground rent currently in arrears will be applied as a credit towards the Company's purchase price.

     Mr. Slomowitz is also a member of the Board of Directors of a tenant which leases space in twelve of the Company's properties. Rental income from this tenant for fiscal 1997 aggregated $885,389. Additionally, for fiscal 1995, the Company paid approximately $1,050,000 for tenant improvements at three properties for this tenant.

     Harvey Shanus, a trustee of the Company, has provided consulting services to the Company, pursuant to a consulting agreement which expires February 1999, in connection with construction activities in which the Company is engaged.
Mr. Shanus was paid $100,000 by the Company during fiscal year 1997 for the provision of such consulting services.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized:

Mark Centers Trust (Registrant)


By:      /s/ Marvin L. Slomowitz
- -----------------------------------
Name:         Marvin L. Slomowitz
Title:        Chief Executive Officer
Date:         April 29, 1998