Form 10-Q
period 1998-03-31
MARK CENTERS TRUST
filed 1998-05-15
CIK 899629

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                         FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1998

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

          As of May 12, 1998, there were 8,554,177 common shares of beneficial interest, par value $.001 per share, outstanding.

                         MARK CENTERS TRUST
                              FORM 10-Q


                              INDEX


Part I: Financial Information                             Page

Item 1. Financial Statements (Unaudited)

        Consolidated Balance Sheets as of
        March 31, 1998 and December 31, 1997                1

        Consolidated Statements of Operations for
        the three months ended March 31, 1998
        and 1997                                            2

        Consolidated Statements of Cash Flows for
        the three months ended March 31, 1998
        and 1997                                            3

        Notes to Consolidated Financial Statements          5

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations       9

Part II:Other Information

        Exhibits and Reports on Form 8-K                    17

        Signatures                                          18

Part I.  Financial Information
Item 1.  Financial Statements

                         MARK CENTERS TRUST
                    CONSOLIDATED BALANCE SHEETS
            (in thousands, except per share amounts)
                                       March 31,  December 31,
                                          1998       1997
                                      (unaudited)
        ASSETS
Rental property - at cost:
  Land                                 $ 31,560     $ 30,855
  Buildings and improvements            271,331      274,165
  Property under development              8,650        6,668
                                       --------     --------
                                        311,541      311,688
  Less: accumulated depreciation         83,104       83,326
                                       --------     --------
     Net rental property                228,437      228,362
  Cash and cash equivalents                 757        1,287
  Cash in escrow                          8,612        7,906
  Rents receivable                        4,105        4,802
  Prepaid expenses                        1,122        1,241
  Due from related parties                  206          177
  Deferred charges, net                  11,625        9,710
  Other assets                              923        1,015
                                       --------     --------
                                       $255,787     $254,500
                                       ========     ========
     LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Mortgage notes payable               $185,240     $183,943
  Accounts payable and accrued expenses   8,457        7,553
  Note payable to Principal Shareholder   3,050        3,050
  Other liabilities                       1,629        1,910
                                       --------     --------
     Total Liabilities                  198,376      196,456
                                       --------     --------
Minority Interest                         9,144        9,244
                                       --------     --------







Shareholders' Equity:
  Common shares, $.001 par value,
  authorized 50,000,000 shares, issued
  and outstanding 8,554,177 shares,
  respectively                                9            9
Additional paid-in capital               51,073       51,073
Deficit                                  (2,815)      (2,282)
                                       --------     --------
  Total Shareholders' Equity             48,267       48,800
                                       --------     --------
                                       $255,787     $254,500
                                       ========     ========
                       See accompanying notes

                              MARK CENTERS TRUST
                   CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                 (in thousands, except per share amounts)

                                   March 31,            March 31,
                                      1998                 1997
                                            (unaudited)
Revenue:
 Minimum rents                      $8,464               $ 8,444
 Percentage rents                      565                   684
 Expense reimbursements              1,753                 1,777
 Other                                 169                   219
                                   -------               -------
  Total revenue                     10,951                11,124
                                   -------               -------
Operating Expenses:
 Property operating                  2,292                 2,563
 Real estate taxes                   1,428                 1,439
 Depreciation and amortization       3,473                 3,324
 General and administrative            456                   537
                                   -------               -------
   Total operating expenses          7,649                 7,863
                                   -------               -------
Operating income                     3,302                 3,261
Loss on sale of property                --                    12
Interest expense                     3,923                 3,736
                                   -------               -------

Loss before minority interest         (621)                 (487)
Minority interest                       88                    71
                                   -------               -------
Net loss                           $  (533)              $  (416)
                                   =======               =======
Basic and diluted net loss
  per common share                 $  (.06)              $  (.05)
                                   =======               =======




                       See accompanying notes


                          MARK CENTERS TRUST
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                            (in thousands)
                                             March 31,  March 31,
                                                1998      1997
                                                  (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                     $  (533)    $  (416)
Adjustments to reconcile net loss to
  net cash provided by operating activities:
Depreciation and amortization
 of leasing costs                              3,328       3,175
Amortization of deferred financing costs         145         149
Minority interest                                (88)        (71)
Provision for bad debts                          310          88
Loss on sale of property                          --          12
                                             -------     -------
                                               3,162       2,937
Changes in assets and liabilities:
Rents receivable                                 387       1,025
Prepaid expenses                                 119         140
Due from related parties                         (29)         43
Other assets                                      20        (191)
Accounts payable and accrued expenses           (164)        (37)
Other liabilities                               (281)        (32)
                                             -------     -------
Net cash provided by operating activities      3,214       3,885
                                             -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for real estate and
 improvements, inclusive of payables
 related to construction activity             (3,810)     (5,340)
Net proceeds from sale of property                --       1,288
Payment of deferred leasing charges             (451)        (64)
                                             -------     -------
Net cash used in investing activities         (4,261)     (4,116)
                                             -------     -------







CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on mortgages                 (702)    (10,849)
Proceeds received on mortgage notes            1,999      23,000
Net funding of escrows                          (681)     (3,159)
Payment of deferred financing costs              (87)       (884)
Dividends paid                                    --      (3,078)
Distributions paid to Principal Shareholder      (12)       (602)
                                             -------     -------
  Net cash provided by financing activities      517       4,428
                                             -------     -------

(DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                              (530)      4,197
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD 1,287       3,912
                                             -------     -------
CASH AND CASH EQUIVALENTS, END OF PERIOD     $   757     $ 8,109
                                             =======     =======
Supplemental Disclosures of Cash Flow Information:
   Cash paid during the period for interest, net
   of amounts capitalized of $168 and $112,
   respectively                              $ 3,509     $ 3,791
                                             =======     =======


















                      See accompanying notes

                       MARK CENTERS TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except per share amounts)

1.  THE COMPANY
Mark Centers Trust (the "Company") currently owns and operates thirty-nine properties consisting of thirty-four neighborhood and community shopping centers, three enclosed malls and two mixed use (retail/office) properties. All of the Company's assets are held by, and all of its operations are conducted through Mark Centers Limited Partnership, (the "Operating Partnership") and its majority owned partnerships. As of March 31, 1998, the Company controlled 84% of the Operating Partnership as the sole general partner. The Company will at all times be the sole general partner of, and owner of a 51% or greater interest in, the Operating Partnership. Marvin L. Slomowitz (the "Principal Shareholder"), who is the principal limited partner of the Operating Partnership, owns in excess of 99% of the minority interest in the Operating Partnership. The Company is operating as a real estate investment trust ("REIT") for federal income tax purposes. On April 15, 1998 the Company entered into a Contribution and Share Purchase Agreement which will provide additional properties and capital to the Company (Note 8).

2.  BASIS OF PRESENTATION
The consolidated financial statements include the consolidated accounts of the Company and its majority owned partnerships, including the Operating Partnership, and have been prepared in accordance with generally accepted accounting principles for interim financial information and with instruction to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information furnished in the accompanying consolidated financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the aforementioned consolidated financial statements for the interim periods. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company's Annual Report on Forms 10-K and 10-K/A for the year ended December 31, 1997.

                          MARK CENTERS TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (in thousands, except per share amounts)


3. SHAREHOLDERS' EQUITY AND MINORITY INTEREST
The following table summarizes the change in the shareholders' equity and minority interest since December 31, 1997:

                                       Shareholders'    Minority
                                           Equity       Interest
Balance at December 31, 1997              $48,800        $ 9,244
Net loss for the period January 1
  through March 31, 1998                     (533)           (88)
Distributions to Principal Shareholder         --            (12)
                                          -------        -------
Balance at March 31, 1998                 $48,267        $ 9,144
                                          =======        =======

4.  RELATED PARTY TRANSACTIONS
As of March 31, 1998 amounts due from related parties consisted of the following:

Accrued ground rent due from Blackman Plaza
Partners (a limited partnership in which the
Principal Shareholder is a 1% general partner)           $   205

Other amounts (net) due from Principal Shareholder             1
                                                         -------
                                                         $   206
                                                         =======
On January 7, 1998, the Company exercised its option to purchase Blackman Plaza Partners' interests in the Blackman Plaza with a closing date anticipated to occur during fiscal 1998.

On March 16, 1998, the Company and the Principal Shareholder agreed to terminate the option to purchase certain land owned by the Principal Shareholder in Lewisburg, Pennsylvania.

5.   MORTGAGE LOANS
On January 28, 1998, the Company completed a closing on a construction loan with Royal Bank of Pennsylvania in the maximum amount of $3,500. The loan, which is secured by one of the Company's properties, requires monthly payments of interest only at the lender's prime rate plus 150 basis points and matures in February 1999 with additional extension periods through February 2000.

                          MARK CENTERS TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (in thousands, except per share amounts)

MORTGAGE LOANS, continued
On March 24, 1998, the Company completed an amendment and extension of its existing agreement with Mellon Bank, N.A. which extended the maturity date to July 2, 1998 and established minimum monthly payments of the greater of (a) actual net operating income from the collateral property or (b) $50 plus interest at the current rate of LIBOR plus 200 basis points.

6.  PER SHARE DATA
Basic earnings per share was determined by dividing net loss applicable to common shareholders by the weighted average number of common shares of beneficial interest ("Common Shares") outstanding during each period consistent with the guidelines of the Financial Accounting Standards Board Statement No. 128. The weighted average number of Common Shares for the three months ended March 31, 1998 and 1997 totalled 8,544,177 and 8,548,817, respectively. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Shares were exercised or converted into Common Shares or resulted in the issuance of Common Shares that then shared in the earnings of the Company. For the three months ended March 31, 1998 and 1997, no additional Common Shares were reflected as the impact would be anti-dilutive due to the net loss in each period.

7.  TENANT LEASES
On January 31, 1998, the Company entered into an agreement with Pharmhouse Corp. (the "Tenant") to settle certain litigation. During 1997, the Tenant had obtained an injunction against the installation of Walmart in the Ledgewood Mall based on certain exclusive use provisions within the Tenant's lease. The Company paid $200 to the Tenant on May 1, 1998 and has further agreed, pursuant to the agreement as modified May 1, 1998, to pay the Tenant $1,525 on or before May 31, 1998, amend certain terms of the Tenant's lease including rent and the lease expiration date, and withdraw its appeal of this case in return for the Tenant's withdrawal of all legal actions against the installation of Walmart at the mall. The total of $1,725 is reflected in deferred charges as of March 31, 1998 in the accompanying financial statements.

8.   SUBSEQUENT EVENTS
On April 15, 1998 the Company entered into a Contribution and Share Purchase Agreement (the "Agreement") which will provide additional properties and capital to the Company. Subject to the satisfaction of all conditions to the transaction, including approval by the Company's shareholders at a meeting expected to be held during the third quarter of 1998, the Company, through Mark Centers Limited Partnership, a Delaware limited partnership through which the Company conducts substantially all of its activities, and in exchange for approximately 11.3 million Operating Partnership Units, will acquire substantially all of the ownership interests in twelve retail shopping centers, five multi-family apartment complexes, certain third party management contracts and promissory notes owned by real estate investment partnerships and related entities in which RD Capital, Inc., a Delaware corporation ("RD Capital"), or its affiliates serves as the general partner or in another similar management capacity.
In addition, the Company will also receive a cash investment of $100 million from affiliates of RD Capital in exchange for approximately 13.3 million newly issued common shares of beneficial interest valued at a price of $7.50 per share. The Agreement also provides that Ross Dworman and Kenneth Bernstein of RD Capital will become Chairman of the Board and Chief Executive Officer and President of the Company, respectively.
Mr. Marvin Slomowitz, the current Chairman of the Board and Chief Executive Officer, will remain as a board member and as a consultant to the Company. The two new executives will serve on the board together with two independent designees of RD Capital and two independent designees (in addition to Mr. Slomowitz) of the existing board. The Company will change its name to Acadia Realty Trust effective upon the closing of the transaction. The transaction is subject to evidence of the receipt by RD Capital of the necessary funds to make the cash investment and the completion of closing. The transaction is a complex one involving many parties and there can be no assurance that the closing on this transaction will be completed. The Company has incurred costs totalling $530 related to this transaction as of March 31, 1998 which are reflected in deferred charges in the accompanying financial statements.

On April 1, 1998, the Company completed an amendment with Fleet
National Bank which extended to June 15, 1998 the maturity of a standby letter of credit in the amount of $1.7 million.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

The following discussion is based on the consolidated financial statements of Mark Centers Trust (the "Company") as of March 31,
1998 and 1997 and for the three months then ended. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

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

RESULTS OF OPERATIONS
Comparison of Three Months Ended March 31, 1998 ("1998") to Three
Months Ended March 31, 1997 ("1997")

Total revenue decreased $173,000, or 2%, to $11.0 million for 1998 compared to $11.1 million for 1997.

In total, minimum rents were essentially constant at $8.5 million for 1998 and 1997. Minimum rents increased at certain centers in 1998 following the re-tenanting of various space at increased market rates as well as the effect of Stern's at the Ledgewood Mall reverting to paying minimum rent of $138,000 in 1998. During 1997, Stern's was paying percentage rent in lieu of minimum rent pursuant to anchor cotenancy requirements with Jamesway which vacated the Ledgewood Mall in 1996. These increases were offset by the $141,000 effect of the State of Alabama Department of Public Health vacating its leased space at the Normandale Mall following the expiration of its leases in April 1997, the $32,000 effect of the sale of the Newberry Plaza in March 1997 and the $48,000 effect of Bruno's vacating its 48,000 square feet at the Martintown Plaza following its Chapter 11 bankruptcy filing on January 2, 1998. On March 31, 1998, the Company signed a lease with Office Depot, Inc. for 30,000 square feet of this space at a higher per square foot rent and is engaged in re-leasing efforts for the balance of the space.

Percentage rents decreased $119,000, or 17%, to $565,000 for 1998 compared to $684,000 for 1997. The decrease was primarily the result of Stern's at the Ledgewood Mall paying minimum rent rather then percentage rent in 1998 as discussed above.

Other income decreased $50,000 for 1998 primarily as a result of a decrease in interest earning assets.

Total operating expenses of $7.6 million for 1998 decreased
$214,000, or 3%, from $7.9 million for 1997.

Property operating expenses decreased $271,000 for 1998 compared to 1997 primarily due to a $287,000 decrease in winter related expenses following the comparatively mild weather experienced in the Northeast in 1998.

Depreciation and amortization increased $149,000 for 1998 primarily due to the Company's property development and expansion activities.

General and administrative expenses decreased $81,000 for 1998 primarily as a result of lower salaries expense and certain professional fees.

Interest expense of $3.9 million for 1998 increased $187,000, or 5%, from $3.7 million for 1997 primarily as a result of higher average outstanding borrowings related to increased property development and expansion activities.

As a result of the foregoing, the net loss for 1998 increased
$117,000 to a loss of $533,000 from a loss of $416,000 for 1997.

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

                           FUNDS FROM OPERATIONS
             FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                     (in thousands, except per share data)

                                         March 31,          March 31,
                                           1998               1997

Revenue
 Minimum rents (a)                       $ 8,407             $ 8,349
 Percentage rents                            565                 684
 Expense reimbursements                    1,753               1,777
 Other                                       169                 219
                                         -------             -------
   Total revenue                          10,894              11,029
                                         -------             -------
Expenses
 Property operating (b)                    2,262               2,553
 Real estate taxes                         1,428               1,439
 General and administrative                  447                 531
                                         -------             -------
   Total operating expenses                4,137               4,523
                                         -------             -------
Operating income                           6,757               6,506
Interest expense                           3,923               3,736
Amortization of deferred
 financing costs                             145                 149
Depreciation of non-real
 estate assets                                47                  52
                                         -------             -------
Funds from operations                    $ 2,642             $ 2,569
                                         =======             =======
Funds from operations per share (c)      $  0.26             $  0.25
                                         =======             =======

                                         March 31,          March 31,
                                           1998             1997

Funds from operations above             $  2,642             $ 2,569
Depreciation of real estate
 and amortization of leasing costs        (3,281)             (3,123)
Straight-line rents and
 related write-offs, (net)                    29                  94
Minority interest                             88                  71
Loss on sale of property                      --                 (12)
Other non-cash adjustments                   (11)                (15)
                                         -------             -------
 Net loss                                $  (533)            $  (416)
                                         =======             =======
 Net loss per share (d)                  $ (0.06)            $ (0.05)
                                         =======             =======

(a) Excludes income from straight-lining of rents.
(b) Represents all expenses other than depreciation, amortization, write-off of unbilled rent receivables recognized on a straight-line basis and the non-cash charge for compensation expense related to the Company's restricted share plan.
(c) Assumes full conversion of 1,623,000 OP Units into common shares of the Company for the three months ended March 31, 1998 and 1997, respectively, for a total of 10,177,177 and 10,171,817 shares, respectively.
(d) Net loss per share (basic and diluted)is computed based on the weighted average number of shares outstanding for the three months ended March 31, 1998 and 1997 of 8,554,177 and 8,548,817, respectively.

LIQUIDITY AND CAPITAL RESOURCES
As previously disclosed in a current report on Form 8-K filed on April 20, 1998, and as discussed in Note 8 in the accompanying financial statements, the Company has entered into a Contribution and Share Purchase Agreement with certain real estate investment partnerships and related entities in which R.D. Capital, ("RDC") or certain of its affiliates serves as the general partner or in another similar management capacity, which will provide additional properties and capital to the Company. Consummation of the transaction is subject to the satisfaction of a number of conditions, including, but not limited to approval by the Company's shareholders. If the transaction is completed as anticipated, the Company's liquidity and capital resources would be significantly impacted.

Pursuant to the terms of the Agreement, the Company has agreed, among other things, not to declare or pay a dividend until the closing of the RDC transaction. After closing, the newly reconstituted Board of Trustees will reassess the Company's dividend policy in light of the new Company's REIT distribution requirements, cash flow and prospects.

On January 28, 1998, the Company completed a closing on a construction loan with Royal Bank of Pennsylvania in the maximum amount of $3.5 million. The loan, which is secured by one of the Company's properties, requires monthly payment of interest only at the lender's prime rate plus 150 basis points and matures in February 1999 with additional extension periods through February 2000.

On March 24, 1998, the Company completed an amendment to and extension of its existing agreement with Mellon Bank, N.A. which extended the maturity date to July 2, 1998 and established minimum monthly payments equal to the greater of (a) actual net operating income from the collateral property or (b) $50,000 plus interest at the current rate of LIBOR plus 200 basis points.

On April 1, 1998, the Company completed an amendment with Fleet
National Bank which extended to June 15, 1998 the maturity of a Standby Letter of Credit in the amount of $1.7 million.

At March 31, 1998, the Company's capitalization consisted of
$185.2 million of debt and $91.0 million of market equity.

As of March 31, 1998 interest on the Company's mortgage indebtedness ranged from 7.7% to 10.0% with maturities that ranged from July 1998 to November 2021. Of the total outstanding debt, $173.8 million, or 94%, was carried at fixed interest rates and the remaining $11.4 million, or 6%, carried at variable rates. Of the total outstanding debt, $99.5 million will become due by 2000, with scheduled maturities of $2.5 million in 1998, $2.1 million in 1999 and $94.9 million in 2000. As the Company does not anticipate having sufficient cash on hand to repay such indebtedness, it will need to refinance this indebtedness or select other alternatives based on market conditions at that time. The Company believes that the current loan-to-value ratios on the collateral properties are at levels which would allow it to fully refinance these loans on commercially competitive terms.

Historically, the principal sources for funding operations, renovations, expansion, development and acquisitions have been funds from operations, construction and permanent secured debt financings, as well as short term construction and line of credit borrowings from various lenders. The Company anticipates that cash flow from operating activities will continue to provide adequate capital for all debt service payments, recurring capital expenditures and REIT distribution requirements. Consistent with past practice, the Company anticipates that it will obtain construction financing related to its capital outlays for certain property development, property expansion and tenant improvements. However, the Company may experience a cash shortfall in 1998, in the absence of consummating the proposed RDC transaction, if there are delays in obtaining construction financing to fund its anticipated capital outlays. Any delays in construction financing will increase the Company's short term reliance on cash from operations to meet these commitments.

The Company currently estimates that capital outlays of approximately $9.2 million will be required for tenant improvements, related renovations and other property improvements primarily as a result of executed leases under which the Company expects tenants to commence occupancy during the next 12 months. Of this amount, approximately $3.1 million will be provided through existing construction financing. In addition, the Company has entered into an agreement whereby it has agreed to pay a tenant $1.5 million by May 31, 1998 to settle certain litigation as discussed in Note 7 to the accompanying financial statements. Although it has not yet received final commitment, the Company has signed a term sheet to obtain $20.7 million in short-term financing which will be secured by four of the Company's properties, of which approximately $10.9 million will be used to refinance existing debt and pay for transaction costs, approximately $7.8 million will be used for working capital and $2.0 million will be held in escrow relating to certain reserves. The Company intends on repaying this loan with the cash to be invested by affiliates of RD Capital following the closing of the RDC transaction. Final commitment from the lender is contingent upon the satisfaction of various conditions including completion of confirmatory due diligence on the collateral properties. While there can be no assurance that this transaction will be completed, the Company believes it will be concluded in an orderly fashion to meet the Company's capital needs. The Company's inability to complete this financing or obtain alternative sources of capital would have an adverse effect on the Company's ability to fund current tenant installation activity.

HISTORICAL CASH FLOW
The following discussion of historical cash flow compares the Company's cash flow for the three months ended March 31, 1998
("1998") with the Company's cash flow for the three months ended
March 31, 1997 ("1997").

Net cash provided by operating activities decreased from $3.9 million for 1997 to $3.2 million for 1998. This variance was primarily attributable to a $896,000 decrease in cash provided from changes in operating assets and liabilities (primarily accounts receivable) for 1998.

Investing activities used $4.3 million during 1998, a $145,000 increase in cash used compared to $4.1 million used during 1997. $1.5 million in additional cash was used in 1997 for property development, expansion and retenanting activities (including the payment of accounts payable related thereto). The Company received $1.3 million in sales proceeds in 1997 related to the sale of the Newberry Plaza. Cash used for deferred leasing costs associated with the Company's leasing activities increased by $387,000 for 1998.

Net cash provided by financing activities was $517,000 for 1998 representing a $3.9 million decrease compared to $4.4 million provided during 1997. A $8.4 million net decrease in funds provided by mortgage financing activities in 1998 was partially offset by a $3.7 million reduction in dividends and distributions paid in 1998.

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

Item 3.   Defaults Upon Senior Securities
          None

Item 4.   Submission of Matters to a Vote of Security Holders
          None

Item 5.   Other Information
          None

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

10.3(f)   Second Amended and Restated Assumption Extension and
          Loan Agreement between the Company and Fleet National
          Bank

27        Financial Data Schedule (EDGAR filing only)

     (b)  Reports on Form 8-K

          A Form 8-K filed on April 20, 1998. Under Item 5 - Other Events, the Company reported that it had entered into a Contribution and Share Purchase Agreement with RD Capital, Inc. and certain of its affiliates. In addition, under Item 7 - Financial Statements and Exhibits, the Company included a copy of the Contribution and Share Purchase Agreement and a press release announcing the agreement.

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

                                   MARK CENTERS TRUST


 By:                               /s/ Marvin L. Slomowitz
                                   Marvin L. Slomowitz
                                   Chief Executive Officer and
                                   Trustee (Principal Executive
                                   Officer)


                                   /s/ Joshua Kane
                                   Joshua Kane
                                   Senior Vice President
                                   Chief Financial Officer and
                                   Treasurer (Principal Financial
                                   and Accounting Officer)


Date: May 15, 1998

                     INDEX OF EXHIBITS



10.3(f)  Second Amended and Restated Assumption Extension and
         Loan Agreement between the Company and Fleet National
         Bank

27       Financial Data Schedule (EDGAR filing only)