Form 10-Q
period 1998-06-30
MARK CENTERS TRUST
filed 1998-08-11
CIK 899629

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                         FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 1998

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

          As of August 10, 1998, there were 8,557,977 common shares of beneficial interest, par value $.001 per share, outstanding.

                         MARK CENTERS TRUST
                              FORM 10-Q


                              INDEX


Part I: Financial Information                             Page

Item 1. Financial Statements (unaudited)

        Consolidated Balance Sheets as of
        June 30, 1998 and December 31, 1997                 1

        Consolidated Statements of Operations for
        the three and six months ended
        June 30, 1998 and 1997                              2

        Consolidated Statements of Cash Flows for
        the six months ended June 30, 1998
        and 1997                                            3

        Notes to Consolidated Financial Statements          5

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations       10

Part II:Other Information

        Signatures                                          21

Part I.  Financial Information
Item 1.  Financial Statements

                         MARK CENTERS TRUST
                    CONSOLIDATED BALANCE SHEETS
            (in thousands, except per share amounts)
                                       June 30,   December 31,
                                         1998         1997
                                      (unaudited)
        ASSETS
Real estate
  Land                                $ 31,560      $ 30,855
  Buildings and improvements           277,410       274,165
  Property under development             6,236         6,668
                                      --------      --------
                                       315,206       311,688
  Less: accumulated depreciation        86,232        83,326
                                      --------      --------
     Net real estate                   228,974       228,362
Cash and cash equivalents                3,959         1,287
Cash in escrow                           9,022         7,906
Rents receivable                         3,979         4,802
Prepaid expenses                           820         1,241
Due from related parties                    --           177
Deferred charges, net                   12,385         9,710
Other assets                               774         1,015
                                      --------      --------
                                      $259,913      $254,500
                                      ========      ========
     LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgage notes payable                $193,832      $183,943
Accounts payable and accrued expenses    5,710         7,553
Note payable to Principal Shareholder    3,050         3,050
Other liabilities                        1,724         1,910
                                      --------      --------
  Total Liabilities                    204,316       196,456
                                      --------      --------
Minority Interest                        8,862         9,244
                                      --------      --------









Shareholders' Equity:
  Common shares, $.001 par value,
  authorized 50,000,000 shares, issued
  and outstanding 8,557,977 and
   8,554,177 shares, respectively             9            9
Additional paid-in capital               51,102       51,073
Deficit                                  (4,376)      (2,282)
                                       --------     --------
  Total Shareholders' Equity             46,735       48,800
                                       --------     --------
                                       $259,913     $254,500
                                       ========     ========
                       See accompanying notes

                           MARK CENTERS TRUST
                 CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
               (in thousands, except per share amounts)
                         Three months ended    Six months ended
                          6/30/98   6/30/97    6/30/98  6/30/97
                            (unaudited)           (unaudited)
Revenues
Minimum rents            $ 8,509  $ 8,306      $16,973   $16,750
Percentage rents             524      841        1,089     1,525
Expense reimbursements     1,527    1,627        3,280     3,404
Other                        189      354          358       573
                         -------  -------      -------   -------
  Total revenues          10,749   11,128       21,700    22,252
                         -------  -------      -------   -------
Operating Expenses
 Property operating        2,263    2,129        4,555     4,692
 Real estate taxes         1,403    1,414        2,831     2,853
 Depreciation and
  amortization             3,512    3,365        6,985     6,689
 General and administrative  589      570        1,045     1,107
 Non-recurring merger-
 related charges             554       --          554        --
                         -------  -------      -------   -------
  Total operating expenses 8,321    7,478       15,970    15,341
                         -------  -------      -------   -------
 Operating income          2,428    3,650        5,730     6,911
 Loss on sale of property     --       --           --        12
 Interest expense          3,996    3,910        7,919     7,646
                         -------  -------      -------   -------
 Loss before extraordinary
  item and minority
  interest                (1,568)    (260)      (2,189)     (747)
 Extraordinary item -
  loss on extinguishment
  of debt                   (268)      --         (268)       --
                          ------   ------       ------    ------
                          (1,836)    (260)      (2,457)     (747)
 Minority interest           275       18          363        89
                         -------  -------      -------   -------
  Net loss               $(1,561) $  (242)    $ (2,094)  $  (658)
                         =======  =======      =======   =======






 Basic and diluted net loss per common share:
 Loss before
   extraordinary item    $  (.15)  $  (.03)    $  (.21)  $  (.08)
 Extraordinary item         (.03)       --        (.03)       --
                          ------    ------      ------    ------
 Basic and diluted net
  loss per common share  $  (.18)  $  (.03)    $  (.24)  $  (.08)
                         =======   =======     =======   =======

                       See accompanying notes

                                2

                          MARK CENTERS TRUST
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                            (in thousands)
                                             June 30,  June 30,
                                                1998      1997
                                                  (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                    $ (2,094)  $    (658)
Adjustments to reconcile net loss to
  net cash provided by operating activities:
Depreciation and amortization                  6,985       6,689
Extraordinary item - loss on extinguishment
 of debt                                         268          --
Minority interest                               (363)        (89)
Provision for bad debt                           578         287
Loss on sale of property                          --          12
Other                                             29          52
                                             -------     -------
                                               5,403       6,293
Changes in assets and liabilities:
Rents receivable                                 245         689
Prepaid expenses                                 421         622
Due from related parties                         177          55
Other assets                                     116        (334)
Accounts payable and accrued expenses           (686)        511
Other liabilities                               (186)       (654)
                                             -------     -------
Net cash provided by operating activities      5,490       7,182
                                             -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for real estate and
 improvements                                 (8,026)     (7,750)
Net proceeds from sale of property                --       1,288
Payment of deferred leasing charges           (2,125)       (401)
                                             -------     -------
Net cash used in investing activities        (10,151)     (6,863)
                                             -------     -------





CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on mortgages               (9,730)    (11,467)
Proceeds received on mortgage notes           19,619      23,000
Net funding of escrows                        (1,091)     (5,625)
Payment of deferred financing and
 other costs                                  (1,446)       (866)
Dividends paid                                    --      (6,155)
Distributions paid to Principal Shareholder      (19)     (1,201)
                                             -------     -------
  Net cash provided by (used in)
    financing activities                       7,333      (2,314)
                                             -------     -------

INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                             2,672      (1,995)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD 1,287       3,912
                                             -------     -------
CASH AND CASH EQUIVALENTS, END OF PERIOD     $ 3,959     $ 1,917
                                             =======     =======
Supplemental Disclosures of Cash Flow Information:
   Cash paid during the period for interest, net
   of amounts capitalized of $342 and $261,
   respectively                              $ 7,807     $ 7,390
                                             =======     =======
















                      See accompanying notes

                       MARK CENTERS TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except per share amounts)

1.  THE COMPANY
Mark Centers Trust (the "Company") currently owns and operates thirty-nine properties consisting of thirty-four neighborhood and community shopping centers, three enclosed malls and two mixed use (retail/office) properties. All of the Company's assets are held by, and all of its operations are conducted through Mark Centers Limited Partnership, (the "Operating Partnership") and its majority owned partnerships. As of June 30, 1998, the Company controlled 84% of the Operating Partnership as the sole general partner. The Company will at all times be the sole general partner of, and owner of a 51% or greater interest in, the Operating Partnership. Marvin L. Slomowitz (the "Principal Shareholder"), who is the principal limited partner of the Operating Partnership, owns in excess of 99% of the minority interest in the Operating Partnership. The Company is operating as a real estate investment trust ("REIT") for federal income tax purposes.

On April 15, 1998 the Company entered into a Contribution and Share Purchase Agreement (the "Agreement") which will provide additional properties and capital to the Company. Subject to the satisfaction of all conditions to the transaction, including approval by the Company's shareholders at a meeting scheduled to be held August 12, 1998, the Company, through Mark Centers Limited Partnership, a Delaware limited partnership through which the Company conducts substantially all of its activities, and in exchange for approximately 11.1 million Operating Partnership Units and approximately 1.9 million newly issued common shares of beneficial interest, will acquire substantially all of the ownership interests in thirteen retail shopping centers, five multi-family apartment complexes, one redevelopment property, certain third party management contracts and certain promissory notes owned by real estate investment partnerships and related entities in which RD Capital, Inc., a Delaware corporation ("RD Capital"), or its affiliates serves as the general partner or in another similar management capacity. In addition, the Company will also receive a cash investment of $100 million from affiliates of RD Capital in exchange for approximately 13.3 million newly issued common shares of beneficial interest valued at a price of $7.50 per share. The Agreement also provides that Ross Dworman and Kenneth Bernstein of RD Capital will become

                          MARK CENTERS TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (in thousands, except per share amounts)

1.  THE COMPANY, continued
Chairman of the Board and Chief Executive Officer and President of the Company, respectively. Mr. Marvin Slomowitz, the current
Chairman of the Board and Chief Executive Officer, will remain as a board member and as a consultant to the Company. The two new executives will serve on the board together with two independent designees of RD Capital and two independent designees (in addition to Mr. Slomowitz) of the existing board. The Company will change its name to Acadia Realty Trust effective upon the closing of the transaction. The transaction is a complex one involving many parties and there can be no assurance that the closing on this transaction will be completed. The transaction is described in greater detail in the Company's proxy statement relating to the 1998 meeting of shareholders. The Company has incurred costs totalling $1,063 related to this transaction as of June 30, 1998 which are included in deferred charages in the accompanying financial statements.

2.  BASIS OF PRESENTATION
The consolidated financial statements include the consolidated accounts of the Company and its majority owned partnerships, including the Operating Partnership, and have been prepared in accordance with generally accepted accounting principles for interim financial information and with instruction to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information furnished in the accompanying consolidated financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the aforementioned consolidated financial statements for the interim periods. Operating results for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information refer to the consolidated financial statements and accompanying footnotes included in the Company's Annual Report on Forms 10-K and 10-K/A for the year ended December 31, 1997.

                          MARK CENTERS TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (in thousands, except per share amounts)

3. SHAREHOLDERS' EQUITY AND MINORITY INTEREST
The following table summarizes the change in the shareholders' equity and minority interest since December 31, 1997:

                                       Shareholders'    Minority
                                           Equity       Interest
Balance at December 31, 1997              $48,800        $ 9,244
Net loss for the period January 1
  through June 30, 1998                    (2,094)          (363)
Vesting of restricted shares                   29             --
Distributions to Principal Shareholder         --            (19)
                                          -------        -------
Balance at June 30, 1998                  $46,735        $ 8,862
                                          =======        =======

4.   MORTGAGE LOANS
On June 1, 1998, the Company closed on $20,700 in short-term financing with Credit Suisse First Boston Mortgage Capital LLC ("CS First Boston"). The facility, which bears interest at LIBOR plus 312 basis points through the original term ending December 1, 1998 and LIBOR plus 462 basis points during an extension period ending June 1, 1999, is secured by four of the Company's properties (the "Properties"). The loan agreement contains customary representations, events of default and certain affirmative and negative covenants. Of the loan proceeds, $2,000 was unfunded and held back for certain planned construction at one of the Properties as well as an additional $2,000 for an interest reserve and a ground lease at one of the Properties. Approximately $9,903 was used to refinance existing debt and pay for transaction costs, $986 was used to acquire building and other improvements constituting the Blackman Plaza, $326 was deposited into escrows and the remaining $5,485 was available for working capital. At closing, the Company paid $1,541 from this available working capital to Pharmhouse Corp., a tenant at the Ledgewood Mall who had obtained an injunction against the installation of Walmart at the mall based on certain exclusive use provisions within Pharmhouse Corp.'s lease. As a result of this settlement, the Company anticipates proceeding with the installation of Walmart in approximately 120,000 square feet at the property.

                          MARK CENTERS TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (in thousands, except per share amounts)

4.  MORTGAGE LOANS, continued
The Company intends on repaying this loan commensurate with the closing of the RD Capital transaction with the cash to be invested by affiliates of RD Capital. If the Company is unable to close on the RD Capital transaction as anticipated and the Company is unable to repay the loan by June 1, 1999, CS First Boston would then have the option to (a) foreclose on the Properties or (b) convert the facility to a permanent loan with a term of ten years and monthly payment of interest at a rate equal to the applicable U.S. Treasury rate plus 300 basis points and principal payments based on a thirty year amortization period.

5.  RELATED PARTY TRANSACTIONS
On June 1, 1998, the Company purchased for $1,372 the building and other improvements constituting the Blackman Plaza from Blackman Plaza Partners in which the Principal Shareholder is the sole general partner (owning a one percent economic interest). The Company was already the owner of the land. Payment for the building and other improvements was made with the proceeds from the CS First Boston financing and the application of ground rent in arrears totalling $496 due the Company.

6.  PER SHARE DATA
Basic earnings per share was determined by dividing the net loss applicable to common shareholders by the weighted average number of common shares of beneficial interest ("Common Shares") outstanding during each period consistent with the guidelines of the Financial Accounting Standards Board Statement No. 128. The weighted average number of Common Shares for the six months ended June 30, 1998 and 1997 totalled 8,554,810 and 8,549,642, respectively. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Shares were exercised or converted into Common Shares or resulted in the issuance of Common Shares that then shared in the earnings of the Company. For the six months ended June 30, 1998 and 1997, no additional Common Shares were reflected as the impact would be anti-dilutive due to the net loss in each period.

                          MARK CENTERS TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (in thousands, except per share amounts)

7.  NEW ACCOUNTING PRONOUNCEMENT
On May 21, 1998, the Emerging Issue Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus opinion on Issue No. 98-9 "Accounting for Contingent Rent in Interim Financial Periods" which requires the lessor to defer income recognition for contingent rents in interim periods until the specified target, or in the case of percentage rent, the tenant sales breakpoint, is met. The Company has traditionally recognized percentage rent in interim periods based on historical tenant sales which was in accordance with Generally Accepted Accounting Principles. The Company has adopted this EITF consensus on a prospective basis for the quarter ended June 30, 1998. Percentage rents as reported for the quarter ended June 30, 1998 were unfavorably impacted by $237 as a result of the adoption of this EITF consensus.

8.  SUBSEQUENT EVENTS
On July 2, 1998, the Principal Shareholder converted 800,000
Operating Partnership Units to 800,000 common shares of beneficial interest of the Company.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

The following discussion is based on the consolidated financial statements of Mark Centers Trust (the "Company") as of June 30, 1998 and 1997 and for the six months then ended. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

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

RESULTS OF OPERATIONS
Comparison of Three Months Ended June 30, 1998 ("1998") to Three
Months Ended June 30, 1997 ("1997")

Total revenues decreased $379,000, or 3%, to $10.7 million for 1998 compared to $11.1 million for 1997.

Minimum rents increased $203,000, or 2%, to $8.5 million for 1998 compared to $8.3 million for 1997. Increases in minimum rents in 1998 resulted primarily from the May 1998 opening and payment of rent totalling $57,000 in 1998 from Redner's Supermarket, a $32,000 increase in rents following the acquisition of the Blackman Plaza on June 1, 1998, and the effect of Stern's at the Ledgewood Mall reverting to paying minimum rent of $138,000 in 1998. During 1997, Stern's was paying percentage rent in lieu of minimum rent pursuant to anchor cotenancy requirements with Jamesway which vacated the Ledgewood Mall in 1996. Increases in minimum rents were also experienced at certain centers in 1998 following the re-tenanting of space at increased market rates. These increases were partially offset by $48,000, reflecting the effect of Bruno's vacating its 48,000 square feet at the

Martintown Plaza following its Chapter 11 bankruptcy filing on January 2, 1998. Office Depot, Inc. opened on June 21, 1998 in 30,000 square feet of this space at a higher per square foot rent. Further offsetting the above increases in minimum rent was a negotiated reduction in rent for Homeplace at the New Louden Center following its Chapter 11 bankruptcy filing on January 5, 1998. Although the Company has not yet received notification from Homeplace Stores that they are rejecting this lease, the tenant has notified the Company that it intends on vacating the space during 1998.

Percentage rents decreased $317,000, or 38%, to $524,000 for 1998 compared to $841,000 for 1997. $237,000 of the decrease was the result of the adoption and implementation of the Emerging Issue Task Force ("EITF") Issue No. 98-9 "Accounting for Contingent Rent in Interim Financial Periods" as discussed in Note 7 to the accompanying financial statements. The remaining decrease was primarily from the effect of Stern's at the Ledgewood Mall paying minimum rent rather then percentage rent in 1998 as discussed above.

Other income decreased $165,000 for 1998 primarily as a result of lease termination settlements paid by two tenants in 1997 and a decrease in interest earning assets for 1998.

Total operating expenses of $8.3 million for 1998 increased
$843,000, or 11%, from $7.5 million for 1997.

Property operating expenses increased $134,000, or 6%, for 1998 compared to 1997 primarily due to the non-recurring impact of a reversal of a $245,000 reserve for environmental remediation costs for the Cloud Springs Plaza in 1997 following notification in March 1997 from the Georgia Department of Natural Resources that contamination exceeding a reportable quantity had not occurred. This was partially offset by an aggregate $139,000 decrease in repairs and maintenance expense in the portfolio in 1998.

Depreciation and amortization increased $147,000 for 1998 primarily due to the Company's property development and expansion activities.

Non-recurring charges of $554,000 are costs incurred specific to certain non-recurring events and represent the payment of retention bonuses to certain Company officers in 1998.

Interest expense of $4.0 million for 1998 increased $86,000, or 2%, from $3.9 million for 1997 primarily as a result of higher average outstanding borrowings related primarily to increased property development and expansion activities.

As a result of the foregoing and a $268,000 extraordinary loss on the extinguishment of certain debt following the financing with CS First Boston, the net loss before minority interest of $1.8 million for 1998 increased $1.6 million from a loss of $260,000 for 1997.

Comparison of Six Months Ended June 30, 1998 ("1998") to Six
Months Ended June 30, 1997 ("1997")

Total revenues decreased $552,000, or 2%, to $21.7 million for 1998 compared to $22.3 million for the quarter ended June 30, 1997.

Minimum rents increased $223,000, or 1%, to $17.0 million for 1998 compared to $16.8 million for 1997. Increases in minimum rents in 1998 resulted primarily from the May 1998 opening of Redner's Supermarket and acquisition of the Blackman Plaza as previously discussed under the three months ended June 30, 1998, as well as from re-tenanting efforts at certain centers resulting in most notably a $134,000 increase in rents at the East End Centre and a $97,000 increase in rents at the Northwood Centre. An increase in minimum rents was also experienced from the effect of Stern's at the Ledgewood Mall reverting to paying minimum rent of $277,000 in 1998 as previously discussed. These increases were partially offset by the effect of Bruno's vacating the Martintown Plaza and the negotiated reduction in rent for Homeplace at the New Louden Center as also mentioned above. The above increases were also partially offset by the $141,000 effect of the State of Alabama Department of Public Health vacating its leased space at the Normandale Mall following the expiration of its leases in April 1997 and the $32,000 effect of the sale of the Newberry Plaza in March 1997.

Percentage rents decreased $436,000, or 29%, to $1.1 million for 1998 compared to $1.5 million for 1997. $237,000 of the decrease was the result of the adoption and implementation of EITF No. 98-9 and the remaining decrease was primarily from the effect of Stern's at the Ledgewood Mall paying minimum rent rather then percentage rent in 1998 as discussed above.

Other income decreased $215,000 for 1998 primarily as a result of lease termination settlements paid by two tenants in 1997 and a decrease in interest earning assets in 1998.

Total operating expenses of $16.0 million for 1998 increased
$629,000, or 4%, from $15.3 million for 1997.

Property operating expenses decreased $137,000 for 1998 compared to 1997 primarily due to a $261,000 decrease in winter related expenses following the comparatively mild weather experienced in the Northeast in 1998, a $160,000 decrease in repairs and maintenance expense and a $188,000 decrease in other property operating expenses. These were partially offset by a $203,000 increase in the provision for bad debt in 1998 and the non-recurring impact of the reversal of a $245,000 reserve for environmental remediation costs for the Cloud Springs Plaza in 1997 as previously discussed.

Depreciation and amortization increased $296,000 for 1998 primarily due to the Company's property development and expansion activities.

Non-recurring charges of $554,000 in 1998 are costs incurred specific to certain non-recurring events as previously discussed.

Interest expense of $7.9 million for 1998 increased $273,000, or 3%, from $7.9 million for 1997 primarily as a result of higher average outstanding borrowings related primarily to increased property development and expansion activities.

As a result of the foregoing and a $268,000 extraordinary loss on the extinguishment of certain debt, the net loss before minority interest of $2.5 million for 1998 increased $1.7 million from a loss of $747,000 for 1997.

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

Generally, NAREIT defines FFO as net income (loss) before gains
(losses) on sales of property, non-recurring charges and
extraordinary items, adjusted for certain non-cash charges,
primarily depreciation and amortization of capitalized leasing costs.
                                13

                           FUNDS FROM OPERATIONS
                       FOR THE THREE AND SIX MONTHS
                       ENDED JUNE 30, 1998 AND 1997
                 (in thousands, except per share amounts)
                              Three months ended    Six months ended
                               6/30/98   6/30/97    6/30/98  6/30/97
Revenues
Minimum rents (a)          $ 8,470   $ 8,264   $16,877   $16,612
Percentage rents               524       841     1,089     1,525
Expense reimbursements       1,527     1,627     3,280     3,404
Other                          189       354       358       573
                           -------   -------   -------   -------
 Total revenues             10,710    11,086    21,604    22,114
                           -------   -------   -------   -------
Operating Expenses
Property operating (b)       2,101     2,336     4,363     4,888
Real estate taxes            1,403     1,414     2,831     2,853
General and administrative     578       568     1,025     1,100
                           -------   -------   -------   -------
 Total operating expenses    4,082     4,318     8,219     8,841
                           -------   -------   -------   -------
Operating income             6,628     6,768    13,385    13,273
Interest expense             3,996     3,910     7,919     7,646
Amortization of deferred
 financing costs               179       156       324       305
Depreciation of non-real
 estate assets                  54        53       101       105
                           -------   -------   -------   -------
Funds from operations      $ 2,399   $ 2,649   $ 5,041   $ 5,217
                           =======   =======   =======   =======
Funds from operations
 per share (c)             $   .24   $   .26   $   .50   $   .51
                           =======   =======   =======   =======
Funds from operations above$ 2,399   $ 2,649   $ 5,041   $ 5,217
Depreciation of real estate
  and amortization of
  leasing costs             (3,279)   (3,156)   (6,560)   (6,279)
Straight-line rents and
 related write-offs, (net)     (27)        8         1       100
Reserve for environmental
 remediation costs             (88)      245       (88)      245
Non-recurring merger-related
 charges                      (554)       --      (554)       --
Minority interest              275        18       363        89
Loss on sale of property        --        --        --       (12)

 Other non-cash adjustments    (19)       (6)      (29)      (18)
 Extraordinary item - loss
  on extinguishment of debt   (268)       --      (268)       --
                           -------   -------   -------   -------
 Net loss                  $(1,561)  $  (242) $ (2,094)  $  (658)
                           =======   =======   =======   =======
 Net loss per share (d)    $  (.18)  $  (.03) $   (.24)  $  (.08)
                           =======   =======   =======   =======

(a)   Excludes income from straight-lining of rents.

(b) Represents all expenses other than depreciation, amortization, write-off of unbilled rent receivables recognized on a straight-line basis, non-cash charges for compensation expense related to the Company's restricted share plan and certain non-recurring expenses.

(c)   Assumes full conversion of 1,623,000 Operating Partnership
      Units into common shares of the Company for the six months ended June 30, 1998 and 1997 respectively.

(d) Net loss per share (basic and diluted) is computed based on the weighted average number of shares outstanding for the six months ended June 30, 1998 and 1997 of 8,554,810 and 8,549,642, respectively.

LIQUIDITY AND CAPITAL RESOURCES
As previously disclosed in a current report on Form 8-K filed on April 20, 1998, and as discussed in Note 1 in the accompanying financial statements, the Company has entered into a Contribution and Share Purchase Agreement with certain real estate investment partnerships and related entities in which RD Capital, ("RDC") or certain of its affiliates serves as the general partner or in another similar management capacity, which will provide additional properties and capital to the Company. This transaction is described in greater detail in the Company's proxy statement relating to its 1998 meeting of shareholders. Consummation of the transaction is subject to the satisfaction of a number of conditions, including, but not limited to approval by the Company's shareholders. If the transaction is completed as anticipated, the Company's liquidity and capital resources would be significantly impacted.

Pursuant to the terms of the Agreement, the Company has agreed, among other things, not to declare or pay a dividend until the closing of the RDC transaction. After closing, the newly reconstituted Board of Trustees will reassess the Company's dividend policy in light of the new Company's REIT distribution requirements, cash flow and prospects.

On June 1, 1998, the Company closed on $20.7 million in short-term financing with Credit Suisse First Boston Mortgage Capital LLC ("CS First Boston") which is expected to fund a significant portion of the Company's planned 1998 capital outlays for tenant improvements, related renovations and other property improvements. The facility, which bears interest at LIBOR plus 312 basis points through the original term ending December 1, 1998 and LIBOR plus 462 basis points during an extension period ending June 1, 1999, is secured by four of the Company's properties (the "Properties"). The loan agreement contains customary representations, events of default and certain affirmative and negative covenants. Of the loan proceeds, $2.0 million was unfunded and held back for certain planned construction at one of the Properties (which comprises $1.5 million of the Company's estimated 1998 capital outlays discussed below) as well as an additional $2.0 million for an interest reserve and a ground lease at one of the Properties. Approximately $9.9 million was used to refinance existing debt and pay for transaction costs, $986,000 was used to acquire the building and other improvements constituting the Blackman Plaza, $326,000 was deposited into escrows and the remaining $5.5 million was available for working capital. At closing, the Company paid $1.5 million from this available working capital to

Pharmhouse Corp., a tenant at the Ledgewood Mall who had obtained an injunction against the installation of Walmart at the mall based on certain exclusive use provisions within Pharmhouse Corp.'s lease. As a result of this agreed settlement, the Company anticipates proceeding with the installation of Walmart in approximately 120,000 square feet at the property.

The Company intends on repaying this loan commensurate with the closing of the RDC transaction with the cash to be invested by affiliates of RD Capital. If the Company is unable to close on the RDC transaction as anticipated and the Company is unable to repay the loan by June 1, 1999, CS First Boston would then have the option to (a) foreclose on the Properties or (b) convert the facility to a permanent loan with a term of ten years and monthly payment of interest at a rate equal to the applicable U.S. Treasury rate plus 300 basis points and principal payments based on a thirty year amortization period.

As of June 30, 1998 interest on the Company's mortgage indebtedness ranged from 7.7% to 10.0% with maturities that ranged from September 1998 to November 2021. Of the total outstanding debt, $173.4 million, or 89%, was carried at fixed interest rates and the remaining $20.4 million, or 11%, carried at variable rates. Of the total outstanding debt, $115.4 million will become due by 2000, with scheduled maturities of $2.3 million in 1998, $16.7 million in 1999 and $96.4 million in 2000. As the Company does not anticipate having sufficient cash on hand to repay such indebtedness, it will need to refinance this indebtedness or select other alternatives based on market conditions at that time. The Company believes that the current loan-to-value ratios on the collateral properties are at levels which would allow it to fully refinance these loans on commercially competitive terms.

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

The Company currently estimates that capital outlays of approximately $9.1 million will be required for tenant improvements, related renovations and other property improvements primarily as a result of executed leases under which the Company expects tenants to commence occupancy during the next 12 months. Of this amount, approximately $3.0 million will be provided through existing construction financing and through amounts held back from the financing with CS First Boston for certain planned construction at one of the Properties. The remaining planned costs are expected to be funded through existing working capital on hand as a result of the CS First Boston financing and future construction financing or alternative sources of capital. The Company's inability to obtain future financing or obtain alternative sources of capital would have an adverse effect on the Company's ability to fund current tenant installation activity.

HISTORICAL CASH FLOW
The following discussion of historical cash flow compares the Company's cash flow for the six months ended June 30, 1998
("1998") with the Company's cash flow for the six months ended
June 30, 1997 ("1997").

Net cash provided by operating activities decreased from $7.2 million for 1997 to $5.5 million for 1998. This variance was primarily attributable to a $1.2 million increase in cash used to pay accounts payable and accrued expenses for 1998.

Investing activities used $10.2 million during 1998 representing a $3.3 million increase in cash of $6.9 million used during 1997. The Company received $1.7 million in sales proceeds in 1997 related to the sale of the Newberry Plaza. Cash used for deferred leasing costs increased in 1998 primarily as a result of the payment of $1.5 million to Pharmhouse Corp., a tenant at the Ledgewood Mall as previously discussed under "Liquidity and Capital Resources".

Net cash provided by financing activities of $7.3 million increased $9.6 million compared to $2.3 million used during 1997.
$7.3 million of the increase resulted from a reduction in dividends and distributions paid in 1998. The remaining increase was primarily attributable to an increase in net proceeds provided from refinancings.

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

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

10.17(g) Sixth Amendment to Revolving Credit Loan Agreement between the Company and Mellon Bank, N.A.

10.22(c)  First Amendment to the Indenture of Mortgage, Deed of
          Trust, Security Agreement, Financing Statement, Fixture
          Filing and Assignment of Leases, Rents and Security
          Deposits between the Company and GMAC Commercial
          Mortgage Corporation

10.28(a)  Loan agreement between the Company and Credit Suisse
          First Boston Mortgage Capital, LLC

10.28(b)  Mortgage note between the Company and Credit Suisse
          First Boston Mortgage Capital, LLC

21        List of Subsidiaries of Mark Centers Trust

27        Financial Data Schedule (EDGAR filing only)

     (b)  Reports on Form 8-K

          A Form 8-K was filed on April 20, 1998 under Item 5 -
          Other Events, in which the Company reported that it had entered into a Contribution and Share Purchase with RD
          Capital, Inc. and certain affiliates.

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

                                   MARK CENTERS TRUST


 By:                               /s/ Marvin L. Slomowitz
                                   Marvin L. Slomowitz
                                   Chief Executive Officer and
                                   Trustee (Principal Executive
                                   Officer)


                                   /s/ Joshua Kane
                                   Joshua Kane
                                   Senior Vice President
                                   Chief Financial Officer and
                                   Treasurer (Principal Financial
                                   and Accounting Officer)


Date: August 10, 1998

                     INDEX OF EXHIBITS



10.17(g) Sixth Amendment to Revolving Credit Loan Agreement between the Company and Mellon Bank, N.A.

10.22(c) First Amendment to the Indenture of Mortgage, Deed of
         Trust, Security Agreement, Financing Statement, Fixture
         Filing and Assignment of Leases, Rents and Security
         Deposits between the Company and GMAC Commercial
         Mortgage Corporation

10.28(a) Loan agreement between the Company and Credit Suisse
         First Boston Mortgage Capital, LLC

10.28(b) Mortgage note between the Company and Credit Suisse
         First Boston Mortgage Capital, LLC

21       List of Subsidiaries of Mark Centers Trust

27       Financial Data Schedule (EDGAR filing only)