Form 10-Q
period 1998-09-30
ACADIA REALTY TRUST
filed 1998-11-16
CIK 899629

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                         FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998

                             OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

    For the transition period from     to

                    Commission File Number 1-12002

                         ACADIA REALTY TRUST
               (Exact name of registrant in its charter)

          MARYLAND                           23-2715194
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)             Identification No.)


20 SOUNDVIEW MARKETPLACE, PORT WASHINGTON, NY     11050
(Address of principal executive offices)        (Zip Code)

     Registrant's telephone number, including area code
                         (516) 767-8830

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes X          No

          As of November 14, 1998, there were 25,419,215 common shares of beneficial interest, par value
          $.001 per share, outstanding.

                ACADIA REALTY TRUST AND SUBSIDIARIES
                              FORM 10-Q


                              INDEX


Part I: Financial Information                             Page

Item 1. Financial Statements (unaudited)

        Consolidated Balance Sheets as of
        September 30, 1998 and December 31, 1997            1

        Consolidated Statements of Operations for
        the three and nine months ended
        September 30, 1998 and 1997                         2

        Consolidated Statements of Cash Flows for
        the nine months ended September 30, 1998
        and 1997                                            3

        Notes to Consolidated Financial Statements          5

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations       15

Part II:Other Information

Item 2. Changes in Securities and Use of Proceeds           28

Item 4. Submission of Matters to a Vote of Security         29
        Holders

Item 6. Exhibits                                            30

        Signatures                                          31

Part I.  Financial Information
Item 1.  Financial Statements

                ACADIA REALTY TRUST AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
         (dollars in thousands, except per share amounts)
                                    September 30,   December 31,
                                         1998          1997
                                      (unaudited)
            ASSETS
Real estate
  Land                                $ 76,116      $ 30,855
  Buildings and improvements           446,293       274,165
  Properties under development          20,645         6,668
                                      --------      --------
                                       543,054       311,688
  Less: accumulated depreciation        83,057        83,326
                                      --------      --------
     Net real estate                   459,997       228,362
Property held for sale                   9,363            --
Cash and cash equivalents               19,213         1,287
Cash in escrow                          10,521         7,906
Investments in unconsolidated
  partnerships                           7,353            --
Rents receivable, net                    5,238         4,802
Prepaid expenses                         3,984         1,241
Due from related parties                    58           177
Deferred charges, net                   10,594         9,710
Other assets                               981         1,015
                                      --------      --------
                                      $527,302      $254,500
                                      ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgage notes payable                $278,420      $183,943
Accounts payable and accrued expenses    7,403         7,553
Note payable to shareholder                 --         3,050
Other liabilities                        3,587         1,910
                                      --------      --------
     Total Liabilities                 289,410       196,456
                                      --------      --------
Minority interest in Operating
  Partnership                           79,770         9,244
Minority interests in majority
  owned partnerships                     2,350            --
                                      --------       -------
     Total Minority Interests           82,120         9,244
                                      --------       -------









Shareholders' Equity:
  Common shares, $.001 par value,
  authorized 100,000,000 and
  50,000,000 shares, respectively,
  issued and outstanding 25,419,215
  and 8,554,177 shares, respectively        25             9
Additional paid-in capital             170,923        51,073
Deficit                                (15,176)       (2,282)
                                      --------      --------
     Total Shareholders' Equity        155,772        48,800
                                      --------      --------
                                      $527,302      $254,500
                                      ========      ========
                       See accompanying notes

                                 1

                ACADIA REALTY TRUST AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
         (dollars in thousands, except per share amounts)

                         Three months ended    Nine months ended
                          9/30/98   9/30/97    9/30/98  9/30/97
                            (unaudited)           (unaudited)
Revenues
 Minimum rents           $12,959   $ 8,375     $29,932   $25,125
 Percentage rents            386       705       1,474     2,230
 Expense reimbursements    2,343     1,611       5,624     5,015
 Other                       462       183         820       756
                         -------   -------     -------   -------
 Total revenues           16,150    10,874      37,850    33,126
                         -------   -------     -------   -------
Operating Expenses
 Property operating        4,319     2,052       8,874     6,744
 Real estate taxes         2,055     1,393       4,886     4,246
 Depreciation and
  amortization             4,188     3,547      11,173    10,236
 General and
  administrative           1,156       538       2,201     1,646
Non-recurring charges        919        --       1,473        --
                         -------   -------     -------   -------
 Total operating expenses 12,637     7,530      28,607    22,872
                         -------   -------     -------   -------
Operating income           3,513     3,344       9,243    10,254
Equity in earnings of un-
 consolidated partnerships    94        --          94        --
Loss on sale of property      --        --          --       (12)
Adjustment of carrying
 value of property held
 for sale                (11,560)       --     (11,560)       --
Interest expense          (4,967)   (3,888)    (12,886)  (11,533)
                         -------   -------     -------   -------
 Loss before extraordinary
  item and minority
  interest               (12,920)     (544)    (15,109)   (1,291)
 Extraordinary item -
  loss on early
  extinguishment of debt    (439)       --        (707)       --
 Minority interest         2,559        72       2,922       161
                         -------   -------     -------   -------
  Net loss              $(10,800) $   (472)   $(12,894) $ (1,130)
                         =======   =======     =======   =======









 Net loss per Common Share:
 Loss before
   extraordinary item    $  (.58)  $  (.06)   $  (1.05)  $  (.13)
 Extraordinary item         (.02)       --        (.05)       --
                         -------   -------     -------   -------

 Net loss per
  Common Share           $  (.60)  $  (.06)   $  (1.10)  $  (.13)
                         =======   =======     =======   =======
                       See accompanying notes

                                2

                  ACADIA REALTY TRUST AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                       (dollars in thousands)
                                             Sept 30,   Sept 30,
                                               1998      1997
                                                  (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                    $(12,894)   $ (1,130)
Adjustments to reconcile net loss to
  net cash provided by operating activities:
Depreciation and amortization                 11,173      10,236
Extraordinary item - loss on early
 extinguishment of debt                          707          --
Minority interest                             (2,922)       (161)
Equity in income of unconsolidated
   partnerships                                  (94)         --
Provision for bad debts                          994         509
Loss on sale of property                          --          12
Adjustment to carrying value of property
   held for sale                              11,560          --
Other                                             29          52

Changes in assets and liabilities:
Rents receivable                              (1,430)       (517)
Prepaid expenses                              (2,743)       (188)
Due from related parties                         119          32
Other assets                                    (115)       (447)
Accounts payable and accrued expenses          1,263         733
Other liabilities                              1,677        (118)
                                             -------     -------
Net cash provided by operating activities      7,324       9,013
                                             -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for real estate and
 improvements                                (16,602)     (8,876)
Investments in unconsolidated partnerships      (861)         --
Net proceeds from sale of property                --       1,288
Payment of deferred leasing costs             (1,902)       (751)
                                             -------     -------
Net cash used in investing activities        (19,365)     (8,339)
                                             -------     -------






                  ACADIA REALTY TRUST AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                       (dollars in thousands)
                                             Sept 30,   Sept 30,
                                               1998      1997
                                                  (unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of
  Common Shares                            96,099             --
Principal payments on mortgages           (79,634)       (14,183)
Proceeds received on mortgage notes        19,877         25,078
Payment of note payable to shareholder     (3,050)            --
Net funding of escrows                     (2,615)        (4,035)
Payment of deferred financing and
 other costs                                 (679)          (895)
Dividends paid                                 --         (7,866)
Distributions to minority interests           (31)        (1,536)
                                          -------        -------
  Net cash provided by (used in)
    financing activities                   29,967         (3,437)
                                          -------        -------
INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                         17,926         (2,763)
CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                       1,287          3,912
                                          -------        -------
CASH AND CASH EQUIVALENTS, END OF PERIOD  $19,213        $ 1,149
                                          =======        =======
Supplemental Disclosures of Cash Flow Information:
   Cash paid during the period for
     interest, net of amounts
     capitalized of $498 and $425,
     respectively                         $12,238        $11,610
                                          =======        =======
Supplemental Disclosures of Non-Cash Investing and Financing
Activities:

The following activity was recorded in connection with the RDC
Transaction (Note 1).










Real estate and investment in
  partnerships acquired                 $(253,801)
Mortgage notes payable assumed            154,234
Operating partnership units issued         83,250
Common Shares issued                       13,967
Minority interests in
  acquired properties                       2,350
                                         --------
Net Cash                                $      --
                                         ========




































                      See accompanying notes

                ACADIA REALTY TRUST AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (dollars in thousands, except per share amounts)

1.  THE COMPANY
Acadia Realty Trust (the "Company"), formerly known as Mark Centers Trust, is a fully integrated and self-managed real estate investment trust ("REIT") focused primarily on the ownership, acquisition, redevelopment and management of neighborhood and community shopping centers, and multi-family properties.

All of the Company's assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership (the "Operating Partnership"), formerly known as Mark Centers Limited Partnership, and its majority owned partnerships. As of September 30, 1998, the Company controlled 69% of the Operating Partnership as the sole general partner. The Company will at all times be the sole general partner of, and owner of a 51% or greater interest in, the Operating Partnership.

The Company currently operates fifty-eight properties, which it owns or has an ownership interest in, consisting of forty-seven neighborhood and community shopping centers, three enclosed malls, two mixed use (retail/office) properties, five multi-family properties and one redevelopment property located in the Eastern and Midwestern regions of the United States.

2.  ACQUISITIONS AND RELATED TRANSACTIONS
On August 12, 1998 Mark Centers Trust completed the transactions contemplated by the Contribution and Share Purchase Agreement dated April 15, 1998 (the "RDC Transaction"). In connection with the RDC Transaction, the Operating Partnership acquired (i) fee title or all, or substantially all, of the ownership interests in twelve shopping centers, five multi-family properties and one redevelopment property, (ii) a 49% interest in one shopping center, (iii) certain third party management contracts, and (iv) certain promissory notes from real estate investment partnerships and related entities, which are not under common control, in which RDC serves as general partner or in another similar management capacity, for approximately 11.1 million operating partnership units ("OP Units") and approximately 2.0 million common shares of beneficial interest ("Common Shares") valued at $97,217. In addition, the Company assumed mortgage debt aggregating $154,234 and incurred other capitalized transaction costs of $5,757 resulting in an aggregate purchase price of $257,208. Pursuant to the terms of the RDC Transaction, the recipients of the OP Units and Common Shares are restricted, subject to certain limited exceptions, from selling or otherwise transferring such OP Units or Common Shares prior to the one year anniversary of the closing of the RDC Transaction.

                ACADIA REALTY TRUST AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (dollars in thousands, except per share amounts)

2.  ACQUISITIONS AND RELATED TRANSACTIONS, continued
As part of the RDC Transaction, Mark Centers Trust issued approximately 13.3 million Common Shares to three real estate investment limited partnerships (collectively the "RDC Funds"), in which affiliates of RD Capital, Inc. ("RDC") serves as general partner, in exchange for $100,000. The proceeds from the issuance of Common Shares were used as follows:

Repayment of mortgage notes payable            $ 70,509
Repayment of note payable to shareholder          3,030
Transaction costs allocable to stock issuance     3,901
Transaction costs allocable to RDC properties,
  RDC management contracts and contributed notes  4,474
Payment of liabilities assumed in connection
  with acquisition of RDC properties, RDC
  management contracts and contributed notes      1,283
Prepayment and assumption fees on mortgage
  notes repaid                                      371
Contractual payments to Company management
  personnel pursuant to severance and change in
  control obligations and other RDC Transaction
  expenses                                        1,473
Additions to working capital                     14,959
                                               --------
                                               $100,000
                                               ========

As a result of the RDC Transaction, the RDC Funds owned 63% of Common Shares in the Company. Each of the RDC Funds has appointed each of its partners as such RDC Funds' proxy with respect to the Common Shares to which such partner would be entitled upon a dissolution of such RDC Fund and a distribution of such Common Shares among the partners. Other real estate investment partnerships and related entities in which RDC or its affiliates serve as general partner or in another similar management capacity, owned 93% of the minority interest in the Operating Partnership as limited partners. Collectively, after giving effect to the conversion of their OP Units, which are generally exchangeable for Common Shares on a one-for-one basis, these entities and the RDC Funds beneficially owned 72% of the Common Shares as of the closing of the RDC Transaction.

The Company has accounted for the RDC Transaction as (i) a purchase of properties and other related assets in exchange for OP Units and Common Shares and the assumption of certain mortgage debt and other liabilities using the purchase method of accounting and (ii) an issuance of Common Shares for cash. Accordingly, the accompanying consolidated financial statements include the operations of the properties acquired in the RDC Transaction from August 12, 1998 through September 30, 1998.

                ACADIA REALTY TRUST AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (dollars in thousands, except per share amounts)

2.  ACQUISITIONS AND RELATED TRANSACTIONS, continued
The Operating Partnership is also obligated to acquire from an RDC affiliate its 25% ownership interest in a shopping center currently under construction. Upon completion of construction and attainment of certain occupancy levels, the Operating Partnership will issue OP Units valued at $5,500. In addition, the Operating Partnership is obligated to issue additional OP Units valued at $2,750 upon the completion of certain improvements and the commencement of rental payments from a designated tenant at one of the properties acquired in the RDC Transaction.

Concurrent with the closing of the RDC Transaction, the Company appointed Ross Dworman and Kenneth F. Bernstein, the Chief Executive Officer and Chief Operating Officer, respectively, of RDC, as the Chairman and Chief Executive Officer, and President, respectively, of the Company. Messrs. Dworman and Bernstein, together with two designees of RDC, were appointed to the Board of Trustees.

Following the completion of the RDC Transaction, the Company changed its name from Mark Centers Trust to Acadia Realty Trust and the name of the Operating Partnership was changed from Mark Centers Limited Partnership to Acadia Realty Limited Partnership.

3.  BASIS OF PRESENTATION
The consolidated financial statements include the consolidated accounts of the Company and its majority owned partnerships, including the Operating Partnership, and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Wholly owned properties and those which are partially owned but controlled by the Operating Partnership, are accounted for using the consolidated method of accounting. Non-controlling investments in partnerships are accounted for under the equity method of accounting as the Company exercises significant influence. The information furnished in the accompanying consolidated financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the aforementioned consolidated financial statements for the interim periods. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.

                ACADIA REALTY TRUST AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (dollars in thousands, except per share amounts)

3.  BASIS OF PRESENTATION, continued
Actual results could differ from these estimates. Operating results for the nine month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information refer to the consolidated financial statements and accompanying footnotes included in the Company's Annual Report on Forms 10-K and 10-K/A for the year ended December 31, 1997.

4. SHAREHOLDERS' EQUITY AND MINORITY INTERESTS
The following table summarizes the change in the shareholders' equity and minority interest since December 31, 1997:

                                       Shareholders'    Minority
                                           Equity      Interests
                                               (unaudited)
Balance at December 31, 1997             $ 48,800        $ 9,244
Vesting of restricted shares                   29             --
Conversion of 800,000 OP Units
  by shareholder                            4,368         (4,368)
Distributions to minority interests            --            (31)
Issuance of 13,333,333 Common
  Shares in connection with the
  RDC Transaction, net of issuance costs   96,099             --
Issuance of 11,100,000 OP Units and
  1,989,048 Common Shares in
  connection with the RDC Transaction      13,967         83,250
Conversion of 738,857 OP Units
  by shareholders in connection with
  the RDC Transaction                       5,403         (5,403)
Minority interests in certain
  majority owned partnerships acquired
  in connection with the RDC Transaction       --          2,350
Net loss for the period January 1
  through September 30, 1998              (12,894)        (2,922)
                                          -------        -------
Balance at September 30, 1998            $155,772       $ 82,120
                                          =======        =======

Minority interests represent the limited partners' interest of 11,184,143 and 1,623,000 units in the Operating Partnership at September 30, 1998 and 1997, respectively. In addition, at
September 30, 1998, minority interests also include an aggregate amount of $2,350 representing interests held by third parties in four of the properties acquired in the RDC Transaction in which the Company has a majority ownership position.

                ACADIA REALTY TRUST AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (dollars in thousands, except per share amounts)

5.  INVESTMENT IN PARTNERSHIPS
In connection with the RDC Transaction, the Company acquired a 49% interest in the Crossroads Joint Venture and Crossroads II Joint Venture (collectively "Crossroads"). The Company accounts for its investment in Crossroads using the equity method.
Summary financial information of the Crossroads and the Company's investment in and share of income from Crossroads follows:

                                       September 30,
                                           1998
                                        (unaudited)
Balance Sheet
Assets:
  Rental property, net                    $ 8,926
  Other assets                              4,191
                                          -------
Total assets                              $13,117
                                          =======

Liabilities and partners' equity
  Mortgage note payable                   $35,625
  Other liabilities                           525
  Partners' equity                        (23,033)
                                          -------
Total liabilities and partners' equity    $13,117
                                          =======
Company's investment in partnerships      $ 7,353
                                          =======
Statement of Operations
Total revenue                             $   921
Operating and other expenses                  197
Interest expense                              363
Depreciation and amortization                  70
                                          -------
Net income                                $   291
                                          =======

Company's share of net income             $   143
Amortization of excess investment
  (See below)                                  49
                                          -------
Income from partnerships                  $    94
                                          =======
The unamortized excess of the Company's investment over its share of the net equity in Crossroads at the date of acquisition was $19,580. The portion of this excess attributable to buildings and improvements is being amortized over the life of the related property.

                ACADIA REALTY TRUST AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (dollars in thousands, except per share amounts)

6.   MORTGAGE LOANS
In connection with the properties acquired in the RDC Transaction, the Company assumed $154,234 of mortgage debt, of which $48,615 was retired using a portion of the proceeds from the issuance of Common Shares. Mortgage debt totaling $21,894, which was outstanding prior to the RDC Transaction, was also retired using a portion of the proceeds from the issuance of Common Shares.

The following table summarizes the Company's mortgage indebtedness as of September 30, 1998:

                                                 ACADIA REALTY TRUST AND SUBSIDIARIES
                                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                   (dollars in thousands, unaudited)

7.  Mortgage Loans, continued


                                                                                                    Monthly
                                    September 30,          Interest       Maturity    Properties    Payment
                                          1998               Rate                 	  Encumbered     Terms
Mortgage notes payable - variable rate
--------------------------------------
KBC Bank                             $  14,820   6.91% (LIBOR + 1.25%)    12/31/00  	     (1) 		      (14)
General Electric Capital Corp.           7,013   8.41% (Commercial Paper  01/01/02  	     (2) 	      	(15)
                                                        rate + 2.75%)
Fleet Bank, N.A.                         8,295   7.43% (LIBOR + 1.78%)    05/31/02       	(3)  	      (14)
                                       -------
Total variable-rate debt                30,128
                                       -------

Mortgage notes payable-fixed rate
---------------------------------
Sun America Life Insurance Company       8,769                 7.75%      06/24/99      	 (4)          (15)
The Manufacturers Life
  Insurance Company (USA)                4,389                 7.73%      12/10/99      	 (5)          (15)
John Hancock Mutual Life Insurance Co.  54,569                 9.11%      04/01/00      	 (6)          (15)
Metropolitan Life Insurance Company     41,000                 7.75%      06/01/00      	 (7)	         (14)
Sun America Life Insurance Company      44,018                 7.75%      01/01/01      	 (8)          (15)
Anchor National Life Insurance Company   3,970   	             7.93%      01/01/04        (9) 		       (15)
Lehman Brothers Holdings, Inc.          18,179                 8.32%      03/01/04     	  (10)         (15)
Northern Life Insurance Company          3,465                 7.70%      12/01/08     	  (11)         (15)
Bankers Security Life                    2,390                 7.70%      12/01/08     	  (11)         (15)
Morgan Stanley Mortgage Capital         44,880                 8.84%      11/01/21     	  (12)         (15)
Nomura Asset Capital Corporation        22,663                 9.02%      03/11/22     	  (13)         (15)
                                       -------
Total fixed-rate debt                  248,292
                                       -------
Total All Debt                        $278,420
                                       =======








                                                    ACADIA REALTY TRUST AND SUBSIDIARIES
                                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      (dollars in thousands, unaudited)

7. Mortgage Loans, continued


Notes:
(1)  Marley Run Apartments            (6)  New Loudon Center          (11)  Manahawkin Shopping Center
                                           Ledgewood Mall
(2)  Soundview Marketplace                 Plaza 422                  (12)  Midway Plaza
                                           Berlin Shopping Center           Northside Mall
(3)  Smithtown Commons                     Route 6 Mall                     New Smyrna Beach
                                           Tioga West                       Cloud Springs Plaza
(4)  Village Apartments                    Bradford Towne Center            Troy Plaza
                                                                            Martintown Plaza
(5)  Hobson West Plaza                (7)  Valmont Plaza                    Kings Fairgrounds
                                           Luzerne Street Plaza             Shillington Plaza
                                           Green Ridge Plaza                Dunmore Plaza
                                           Crescent Plaza                   Kingston Plaza
                                           East End Centre                  Twenty Fifth Street Shopping Center
                                                                            Circle Plaza
                                      (8)  Bloomfield Town Square           Mountainville Plaza
                                           Walnut Hill Shopping Center      Plaza 15
                                           Atrium Mall                      Birney Mall
                                           GHT Apartments                   Monroe Plaza
                                           Colony Apartments                Ames Plaza

                                      (9)  Pittston Plaza             (13)  Northwood Centre

                                      (10) Glen Oaks                  (14)  Interest only monthly

                                                                      (15)  Monthly principal and interest













                                                  12

                ACADIA REALTY TRUST AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (dollars in thousands, except per share amounts)

7. RELATED PARTY TRANSACTIONS
On July 2, 1998, Marvin Slomowitz, the former principal shareholder, converted 800,000 OP Units to 800,000 Common Shares. The Company entered into the following transactions with Mr. Slomowitz in connection with the RDC Transaction: (i) repaid a $3,030 note related to the Company's 1996 purchase of the Union Plaza, (ii) paid $600 in severance pay, (iii) paid $100 on the closing of the RDC Transaction and agreed to pay $100 on each of the following two anniversary dates of the closing of the RDC Transaction for his agreement not to compete with the Company and for certain consulting services, (iv) granted ten year options to purchase 300,000 Common Shares at an exercise price of $9.00 per Common Share, (v) cancelled formerly issued options to purchase 200,000 Common Shares at $12.00 per Common Share and (vi) agreed to pay a brokerage commission of 2% of the sales price of nine designated properties currently comprising a portion of the Company's portfolio, provided such commissions will not exceed $600 in the aggregate.

In connection with the RDC Transaction, the Company acquired certain property management contracts for three properties in which certain current shareholders of the Company or their affiliates have ownership interests. Management fees earned by the Company under these contracts are at rates of 3.25% and 3.5% of collections, or a fixed annual fee of $110 and aggregated $30 during the period ended September 30, 1998.

8.  PER SHARE DATA
Basic earnings per share was determined by dividing the net loss applicable to common shareholders by the weighted average number of Common Shares outstanding during each period consistent with the guidelines of the Financial Accounting Standards Board Statement No. 128. The weighted average number of Common Shares for the nine months ended September 30, 1998 and 1997 totaled 11,764,133 and 8,551,173, respectively. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Shares were exercised or converted into Common Shares or resulted in the issuance of Common Shares that then shared in the earnings of the Company. For the nine months ended September 30, 1998 and 1997, no additional Common Shares were reflected as the impact would be anti-dilutive due to the net loss in each period.

9.  NON-RECURRING CHARGES
In connection with the RDC Transaction, the Company has taken one-time charges of $1,473 primarily related to payments made to certain officers and key employees pursuant to change in control provisions of employment contracts and severance paid to the former principal shareholder (Note 7).

                ACADIA REALTY TRUST AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (dollars in thousands, except per share amounts)

10.  ADJUSTMENT TO CARRYING VALUE OF PROPERTY
Following the RDC Transaction, management adopted a plan to dispose of certain under-performing properties. The Company has listed three of these properties with independent brokers and is actively marketing such properties for sale. The Company anticipates that the proceeds to be realized from these three properties will be insufficient to recover the associated carrying values. Accordingly, the Company has taken a non-cash charge of $11,560 to write-down these properties to fair market value based on the estimated sales proceeds (net of selling costs).

11. EXTRAORDINARY ITEM - WRITE-OFF OF DEFERRED FINANCING COSTS The consolidated statement of operations for the nine months ended September 30, 1998 includes the write-off of $707 in net deferred financing fees as a result of the repayment of the related mortgage debts.

12.  PRO FORMA INFORMATION
The following unaudited pro forma condensed consolidated information for the nine months ended September 30, 1998 and 1997 is presented as if the RDC Transaction had occurred on January 1, 1997.

                                    September 30,   September 30,
                                         1998            1997

Revenue                                $61,970         $61,422
                                       =======         =======
(Loss) income before
  extraordinary item                   $(5,471)        $ 3,848
                                       =======         =======
Net (loss) income                      $(5,739)        $ 3,409
                                       =======         =======
Net (loss) income per share-
  basic and diluted                    $ (0.23)        $  0.14
                                       =======         =======
Weighted average number of
  Common Shares outstanding         24,677,928      24,673,554
                                    ==========      ==========
Weighted average number of
  Common Shares outstanding-assuming
  dilution                                 N/A      24,681,610
                                    ==========      ==========

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

The following discussion is based on the consolidated financial statements of Acadia Realty Trust (the "Company") as of September 30, 1998 and 1997 and for the three and nine months then ended. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

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

RESULTS OF OPERATIONS
The following comparisons for the three and nine month periods ended September 30, 1998 as compared to the same periods for 1997 reference the effect of the properties acquired on August 12, 1998 as a result of the RDC Transaction (the "RDC Properties").

Comparison of Three Months Ended September 30, 1998 ("1998") to
Three Months Ended September 30, 1997 ("1997")

Total revenues increased $5.3 million, or 49%, to $16.2 million for 1998 compared to $10.9 million for 1997.

Minimum rents increased $4.6 million, or 55%, to $13.0 million for 1998 compared to $8.4 million for 1997. $4.4 million of the increase, or 53%, was attributable to the RDC Properties. The remaining increase was a result primarily of increases at the Mark Plaza and Ledgewood Mall.

Percentage rents decreased $319, or 45%, to $386 for 1998 compared to $705 for 1997. This decrease was primarily attributable to the Company's adoption of the Emerging Issue Task
Force ("EITF") Issue No. 98-9 "Accounting for Contingent Rent in
Interim Financial Periods" in 1998.

Expense reimbursements increased $732, or 45%, from $1.6 million for 1997 to $2.3 million for 1998, which was primarily attributable to the RDC Properties which had expense reimbursements of $743.

Other income increased $279 of which $111 was attributable to the RDC Properties. The remaining variance was a result of an increase in interest earning assets in 1998.

Total operating expenses increased $5.1 million, or 68%, to $12.6 million for 1998, from $7.5 million for 1997.

Property operating expenses increased $2.3 million, or 110%, to $4.3 million for 1998 compared to $2.1 million for 1997. Of this increase, $1.3 million, or 57%, was attributable to the RDC Properties. The remaining increase was primarily due to the recording of reserves against unbilled rents receivable ("straight-line rent") for certain leases with Penn Traffic, which is currently experiencing significant financial and operating difficulties, and an increase in estimated claims related to the Company's property related liability insurance policies.

Real estate taxes increased $662, or 48%, from $1.4 million for 1997 to $2.1 million for 1998 primarily attributable to the RDC
Properties which had real estate taxes of $606.

Depreciation and amortization increased $641, or 18%, for 1998 primarily attributable to the RDC Properties, which had depreciation of $603.

General and administrative expense increased $618, or 115%, from $538 for 1997 to $1.2 million for 1998, which was primarily attributable to the RDC Properties, which had general and administrative expense of $555.

Non-recurring charges of $919 are costs incurred related to the RDC Transaction and primarily represent payments made to certain officers and key employees pursuant to change in control provisions of employment contracts and severance paid to the former principal shareholder.

Adjustment of carrying value of property held for sale represents a 1998 non-cash charge of $11,560 to write-down three properties to fair market value based on the estimated sales proceeds.

Interest expense of $5.0 million for 1998 increased $1.1 million, or 28%, from $3.9 million primarily attributable to the RDC
Properties.

The $439 extraordinary loss is a result of the write-off of deferred financing fees as a result of the repayment of the related mortgage debts.

Comparison of Nine Months Ended September 30, 1998 ("1998") to
Nine Months Ended September 30, 1997 ("1997")

Total revenues increased $4.8 million, or 14%, to $37.9 million for 1998 compared to $33.1 million for 1997.

Minimum rents increased $4.8 million, or 19%, to $29.9 million for 1998 compared to $25.1 million for 1997. $4.4 million of the increase, or 18% was attributable to the RDC Properties. The remaining increase was primarily a result of increases at the Mark Plaza and Ledgewood Mall.

Percentage rents decreased $756, or 34%, to $1.5 million for 1998 compared to $2.2 million for 1997 primarily attributable to the Company's adoption of the Emerging Issue Task Force ("EITF")
Issue No. 98-9 "Accounting for Contingent Rent in Interim
Financial Periods" in 1998.

Expense reimbursements increased $609, or 12%, from $5.0 million for 1997 to $5.6 million for 1998 of which $743 was attributable to the RDC Properties. This was offset by the impact of lower recoverable operating expenses within the remaining portfolio for 1998.

Total operating expenses increased $5.7 million, or 25%, to $28.6 million for 1998 from $22.9 million for 1997.

Property operating expenses increased $2.1 million, or 32%, to $8.9 million for 1998 compared to $6.7 million for 1997. Of this increase, $1.3 million was attributable to the RDC Properties. The remaining increase was primarily due to those factors as previously discussed for the three months ended September 30, 1998, as well as the impact of a reversal of a $245,000 reserve for environmental remediation costs for the Cloud Springs Plaza in 1997 following notification in March 1997 from the Georgia Department of Natural Resources that contamination exceeding a reportable quantity had not occurred.

Real estate taxes increased $640, or 15%, from $4.2 million for 1997 to $4.9 million for 1998 primarily attributable to the RDC
Properties.

Depreciation and amortization increased $937, or 9%, for 1998 of which $603, or 6%, was attributable to the RDC Properties. The remaining increase was primarily due to the Company's property development and expansion activities within the remaining portfolio.

General and administrative expense increased $555, or 34%, from $1.6 million for 1997 to $2.2 million for 1998, which was primarily attributable to the RDC Properties.

Non-recurring charges of $1.5 million are costs incurred related to the RDC Transaction and primarily represent payments made to certain officers and key employees pursuant to change in control provisions of employment contracts and severance paid to the former principal shareholder.

Adjustment of carrying value of property held for sale represents a 1998 non-cash charge of $11,560 to write-down three properties to fair market value based on the estimated sales proceeds.

Interest expense of $12.9 million for 1998 increased $1.4 million, or 12%, from $11.5 million for 1997. Of this increase, $1.1 million, or 10%, was attributable to the RDC Properties. The remaining increase was primarily a result of higher average outstanding borrowings related primarily to increased property development and expansion activities within the remaining portfolio.

The $707 extraordinary loss is a result of the write-off of deferred financing fees as a result of the repayment of the related mortgage debts.

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

Generally, NAREIT defines FFO as net income (loss) before gains losses) on sales of property, non-recurring charges and extraordinary items, adjusted for certain non-cash charges, primarily depreciation and amortization of capitalized leasing costs.

                         FUNDS FROM OPERATIONS
                     FOR THE THREE AND NINE MONTHS
                    ENDED SEPTEMBER 30, 1998 AND 1997
            (dollars in thousands, except per share amounts)
                          Three months ended    Nine months ended
                           9/30/98   9/30/97    9/30/98  9/30/97
Revenues
Minimum rents (a)        $13,053   $ 8,280     $29,930 $24,892
Percentage rents             386       705       1,474   2,230
Expense reimbursements     2,444     1,611       5,724   5,015
Other                        470       183         828     756
                         -------   -------     ------- -------
 Total revenues           16,353    10,779      37,956  32,893
                         -------   -------     ------- -------
Operating Expenses
Property operating (b)     4,086     2,031       8,449   6,921
Real estate taxes          2,134     1,393       4,964   4,246
General and administrative 1,164       537       2,190   1,637
                         -------   -------     ------- -------
 Total operating expenses  7,384     3,961      15,603  12,804
                         -------   -------     ------- -------
Operating income           8,969     6,818      22,353  20,089
Interest expense          (5,145)   (3,888)    (13,064)(11,533)
Amortization of deferred
 financing costs            (192)     (127)       (516)   (432)
Depreciation of non-real
 estate assets               (47)      (52)       (148)   (156)
                         -------   -------     ------- -------
Funds from operations    $ 3,585   $ 2,751     $ 8,625 $ 7,968
                         =======   =======     ======= =======
Funds from operations
 per share (c)           $  0.15   $  0.27     $  0.57 $  0.78
                         =======   =======     ======= =======

     Reconciliation of funds from operations to net income determined in accordance with Generally Accepted Accounting
                         Principles (GAAP)

Funds from operations
 above                   $ 3,585   $ 2,751     $ 8,625 $ 7,968
Depreciation of real estate
 and amortization of leasing
  costs                   (4,031)   (3,368)    (10,591) (9,648)
Straight-line rents and
 related write-offs, (net)     1        74           3     176
Adjust reserve for environmental
 remediation costs            --        --         (88)    245
Non-recurring RDC Transaction
 related charges            (919)       --      (1,473)     --
Loss on sale of property      --        --          --     (12)

Adjustment of carrying
 value of property held
 for sale                (11,560)       --     (11,560)     --
Minority interest          2,559        72       2,922     161
Extraordinary item - loss
  on extinguishment of debt (439)       --        (707)     --
Other non-cash adjustments     4        (1)        (25)    (20)
                         -------   -------     ------- -------
 Net loss               $(10,800)  $  (472)   $(12,894)$(1,130)
                         =======   =======     ======= =======
 Net loss per share (d) $  (0.60)  $ (0.06)   $  (1.10)$ (0.13)
                         =======   =======     ======= =======

(a)  Excludes income from straight-lining of rents.

(b) Represents all expenses other than depreciation, amortization, write-off of unbilled rent receivables recognized on a straight-line basis, non-cash charges for compensation expense related to the Company's restricted share plan and certain non-recurring expenses.

(c) Assumes full conversion of 11,184,143 and 1,623,000 OP Units into Common Shares for the nine months ended September 30, 1998 and 1997, respectively.

(d) Net loss per share (basic and diluted) is computed based on the weighted average number of Common Shares outstanding for the nine months ended September 30, 1998 and 1997 of 11,764,133 and 8,551,173, respectively.

LIQUIDITY AND CAPITAL RESOURCES
Recent Developments
On August 12, 1998 Mark Centers Trust completed the RDC Transaction. In connection with the RDC Transaction, the Operating Partnership acquired (i) fee title or all, or substantially all, of the ownership interests in twelve shopping centers, five multi-family properties and one redevelopment property, (ii) a 49% interest in one shopping center, (iii) certain third party management contracts, and (iv) certain promissory notes from real estate investment partnerships and related entities, which are not under common control, in which RDC serves as general partner or in another similar management capacity, for approximately 11.1 million OP Units and approximately 2.0 million Common Shares valued at $97,2 million. In addition, the Company assumed mortgage debt aggregating $154.2 million and incurred other capitalized transaction costs of $5.8 million resulting in an aggregate purchase price of $257.2 million. Pursuant to the terms of the RDC Transaction, the recipients of the OP Units and Common Shares are restricted, subject to certain limited exceptions, from selling or transferring such OP Units or Common Shares prior to the one year anniversary of the closing of the RDC Transaction.

As part of the RDC Transaction, Mark Centers Trust issued approximately 13.3 million Common Shares to the RDC Funds in exchange for $100.0 million. The proceeds from the issuance of Common Shares were used as follows:

Repayment of mortgage notes payable                        $ 70.5
Repayment of note payable to shareholder                      3.0
Transaction costs allocable to stock issuance                 3.9
Transaction costs allocable to RDC properties,
  RDC management contracts and contributed notes              4.5
Payment of liabilities assumed in connection
  with acquisition of RDC properties, RDC
  management contracts and contributed notes                  1.3
Prepayment and assumption fees on mortgage
  notes repaid                                                0.4
Contractual payments to Company management
  personnel pursuant to severance and change in
  control obligations and other RDC Transaction
  expenses                                                    1.5
Additions to working capital                                 14.9
                                                           ------
                                                           $100.0
                                                           ======

As a result of the RDC Transaction, the RDC Funds owned 63% of the Common Shares in the Company. Each of the RDC Funds has appointed each of its partners as such RDC Funds' proxy with respect to the Common Shares to which such partner would be
                            21
entitled upon a dissolution of such RDC Fund and a distribution of such Common Shares among the partners. Other real estate investment partnerships and related entities in which RDC or its affiliates serve as general partner or in another similar management capacity, owned 93% of the minority interest in the Operating Partnership as limited partners. Collectively, after giving effect to the conversion of their OP Units, which are generally exchangeable for Common Shares on a one-for-one basis, these entities and the RDC Funds beneficially owned 72% of the Common Shares as of the closing of the RDC Transaction.

The Company has accounted for the RDC Transaction as (i) a purchase of properties and other related assets in exchange for OP Units and Common Shares and the assumption of certain mortgage debt and other liabilities using the purchase method of accounting and (ii) an issuance of Common Shares for cash. Accordingly, the accompanying consolidated financial statements include the operations of the properties acquired in the RDC Transaction from August 12, 1998 through September 30, 1998.

The Operating Partnership is also obligated to acquire from an RDC affiliate its 25% ownership interest in a shopping center currently under construction. Upon completion of construction and attainment of certain occupancy levels, the Operating Partnership will issue OP Units valued at $5.5 million. In addition, the Operating Partnership is obligated to issue additional OP Units valued at $2.8 million upon the completion of certain improvements and the commencement of rental payments from a designated tenant at one of the properties acquired in the RDC Transaction.

Concurrent with the closing of the RDC Transaction, the Company appointed Ross Dworman and Kenneth F. Bernstein, the Chief Executive Officer and Chief Operating Officer, respectively of RDC, as the Chairman and Chief Executive Officer, and President, respectively, of the Company. Messrs. Dworman and Bernstein, together with two designees of RDC, were appointed to the Board of Trustees.

Following the completion of the RDC Transaction, the Company changed its name from Mark Centers Trust to Acadia Realty Trust and the name of the Operating Partnership was changed from Mark Centers Limited Partnership to Acadia Realty Limited Partnership.

Financing and Debt
In connection with the properties acquired in the RDC Transaction, the Company assumed $154.2 million of mortgage debt, of which $48.6 million was retired using a portion of the proceeds from the issuance of Common Shares. Mortgage debt totaling $21.9 million, which was outstanding prior to the RDC Transaction, was also retired using a portion of the proceeds from the issuance of Common Shares.

As of September 30, 1998, the Company had an aggregate $52.8 million borrowing from Sun America Life Insurance Company which was assumed in connection with the RDC Transaction. Approximately $44.0 million of these loans are cross-collateralized by five of the Company's properties, bear interest at a fixed rate of 7.75%, require monthly payments of interest and principal amortized over 25 years and mature in January 2001. The remaining loan in the amount of $8.8 million is collateralized by one of the Company's properties, bears interest at 7.75%, matures June 1999 and requires principal amortization payments over a 25 year period. Each of the loans contain yield maintenance provisions.

The Company had other fixed rate mortgage debt assumed in connection with the RDC Transaction with three separate lenders aggregating $22.6 million as of September 30, 1998. These loans, which are secured by three of the Company's properties, bear interest ranging from 7.73% to 8.32%, require monthly payments of interest and principal amortized over 25 years and mature between June 1999 and March 2004.

As of September 30, 1998, the Company also had variable rate mortgage debt assumed in connection with the RDC Transaction with three separate lenders aggregating $30.1 million. These loans, which are secured by three of the Company's properties, require monthly payment of interest based on LIBOR plus spreads ranging from 1.25% to 1.78% or the lender's commercial paper rate plus 2.65% and mature December 2000 and May 2002.

As of September 30, 1998 interest on the Company's mortgage indebtedness ranged from 6.9% to 9.1% with maturities that ranged from June 1999 to November 2021. Of the total outstanding debt, $248.3 million, or 89%, was carried at fixed interest rates with a weighted average of 8.4% and $30.1 million, or 11%, was carried at variable rates with a weighted average of 7.4%. Of the total outstanding debt, $107.7 million will become due by 2000, with scheduled maturities of $12.9 million in 1999 and $94.8 million in 2000. As the Company does not anticipate having sufficient cash on hand to repay such indebtedness, it will need to refinance this indebtedness or select other alternatives based on market conditions at that time. The Company believes that the current loan-to-value ratios on the collateral properties are at levels which would allow it to fully refinance these loans on commercially competitive terms.

Property Development and Expansion
In connection with the RDC Transaction, the Company acquired a 39,744 square foot retail and residential building located in Greenwich, Connecticut. The building, which is currently vacant, is being completely refurbished, and when completed in 1999 will consist of approximately 17,000 square feet of retail space and 21 apartments (approximately 15,000 square feet). Approximately 12,300 square feet of retail space has been pre-leased to a national tenant. As of September 30, 1999, costs incurred to date were $10.6 million. The Company expects that an additional $4.2 million will be required to complete this project.

The Company is also redeveloping and expanding a 100,252 square foot retail center located in Rocky Hill, Connecticut. The center, which was also acquired in the RDC Transaction, is anchored by a 41,665 square foot Waldbaum's (A&P) Supermarket and an adjacent 92,500 square foot Caldor Department Store (Caldor owns and operates the store). After redevelopment and expansion, the center will total 113,252 square feet anchored by an expanded 64,665 square foot Waldbaum's Supermarket. The renovation will also include a new parking lot and exterior facade. The Company expects that $4.6 million will be required to complete this project.

The Company has executed leases with Walmart and Circuit City for approximately 121,000 and 33,000 square feet, respectively, in the Ledgewood Mall in Ledgewood, New Jersey. The spaces are currently being built out and the costs estimated to complete these projects total $4.7 million.

For the remaining portfolio, the Company currently estimates that capital outlays of approximately $7.2 million will be required for tenant improvements, related renovations and other property improvements related to executed leases.

Sources of capital for funding property development, property expansion and renovation and future property acquisitions are expected to be obtained from additional equity offerings and additional debt financings. As of September 30, 1998, the Company also had cash available of $19.2 million as well as 12 properties which are currently unencumbered and therefore available as potential collateral for future borrowings.

The Company anticipates that cash flow from operating activities will continue to provide adequate capital for all debt service payments, recurring capital expenditures and REIT distribution requirements.

HISTORICAL CASH FLOW
The following discussion of historical cash flow compares the Company's cash flow for the nine months ended September 30, 1998
("1998") with the Company's cash flow for the nine months ended
September 30, 1997 ("1997").

Net cash provided by operating activities decreased from $9.0 million for 1997 to $7.3 million for 1998. This variance was primarily attributable to a $2.6 million increase in cash used to pay prepaid expenses for 1998.

Investing activities used $19.4 million during 1998, representing a $11.1 million increase from $8.3 million of cash used during 1997, which was primarily a result of the RDC Transaction previously discussed under "Liquidity and Capital Resources".

Net cash provided by financing activities of $30.0 million increased $33.4 million compared to $3.4 million used during 1997. The increase resulted primarily from $96.1 million of net proceeds from the issuance of Common Shares and a $9.4 million reduction in dividends and distributions paid in 1998. This was partially offset primarily by additional cash of $68.5 million used in 1998 for the repayment of debt and a $5.2 million decrease in cash provided by additional borrowings.

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

YEAR 2000 COMPLIANCE
The year 2000 ("Y2K") problem refers to computer applications using only the last two digits to refer to a year rather than all four digits. As a result, these applications could fail or create erroneous results if they recognize "00" as the year 1900 rather than year 2000. The Company has taken Y2K initiatives in three general areas which represent the areas that could have an impact on the Company: information technology systems, non-information technology systems and third party issues. The following is a summary of these initiatives:

Information technology and related costs: The Company's information technology systems generally consist of file servers, workstations, operating systems and applications which are all purchased systems. The Company's assessment and testing of these systems has revealed that they are Y2K compliant. Furthermore, during the third quarter of 1998, the Company commenced installation of additional hardware and software (purchased systems)related to its accounting systems which are Y2K compliant as well. These hardware and accounting software upgrade and conversions are being executed under maintenance and support agreements with vendors. The total cost of the accounting conversion is estimated at approximately $200,000 of which $150,000 has already been expended, and is not material to the operating results or financial position of the Company.

Non-information technology and related costs: Non-information technology consists mainly of facilities management systems such as telephone, utility and security systems for its properties. The Company is in the process of identifying date sensitive systems and equipment including HVAC units, telephones, security systems and alarms, fire and flood warning systems and general office systems at its properties. Assessment and testing of these systems is about 25% complete and expected to be completed by no later than second quarter 1999. The identification and remediation of systems at the properties is being accomplished by Company personnel with the assistance of consultants, for which both costs are being recorded as normal operating expense. Based on preliminary assessment the cost of any upgrades or replacement is not expected to be significant.

Third parties and related costs: The Company has begun assessment of major third parties' Y2K readiness including tenants, contractors and key suppliers of outsourced services including, property maintenance, stock transfer, debt servicing, banking collection and disbursement, payroll and benefits. Some of these third parties are publicly traded corporations subject to disclosure requirements for which the Company currently monitors Y2K disclosures in SEC filings. The majority of the Company's private vendors are small suppliers that the Company believes can manually execute their business and are readily replaceable. Management also believes there is no material risk of being unable to procure necessary supplies and services. Third party assessment is about 30% complete and expected to be completed by second quarter of 1999. The assessment of third party readiness is being conducted by Company personnel whose costs are recorded as normal operating expenses. The Company is not yet in a position to estimate the cost of third party compliance issues, but has no reason to believe that such costs will be material.

Risks: The principal risk to the Company relating to the successful implementation of its accounting system hardware and software upgrades is failure to correctly bill tenants by December 31, 1999 and pay invoices when due. Management believes it has adequate resources, or could obtain the needed resources, to manually bill tenants and pay bills until the systems become operational.

The principal risks to the Company relating to non-information systems at the properties are failure to identify time-sensitive systems and inability to find an appropriate replacement system. The Company believes that adequate replacement components or new systems are available at reasonable prices and are in good supply. The Company also believes that adequate time and resources are available to remediate these areas as needed.

The principal risks to the Company in its relationship with third parties are failure of third party systems used to conduct business such as: disruption of tenant operations at the properties; banks being unable to process receipts and disbursements; vendors being unable to supply needed materials and services to the Company's properties; and processing of outsourced employee payroll. Based on Y2K compliance work done to date, the Company has no reason to believe that key tenants, banks and suppliers will not be Y2K compliant in all material respects or can not be replaced within an acceptable timeframe.

Contingency plans: The Company intends to deal with contingency planning during the second quarter of 1999 after the results of the above assessments and related remediation are known.

The Company's description of its Y2K compliance issue is based upon information obtained by management through evaluations of internal business systems and tenant and vendor compliance efforts. No assurance can be given that the Company will be able to address the Y2K issues for all its systems in a timely manner or that it will not encounter unexpected difficulties or significant expenses relating to adequately addressing the Y2K issue. If the Company or the major tenants or vendors with whom the Company does business fail to address their major issues, the Company's operating results or financial position could be materially adversely affected.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings
          There have been no material legal proceedings beyond those previously disclosed in the Registrants previously filed Form 10-K for the year ended December
          31, 1997.

Item 2.   Changes in Securities

     (c)  Recent Sales of Unregistered Equity Securities

          (i)  Securities Sold

          The following table sets forth the date of sale, title and amounts of unregistered securities sold by the Company since December 31, 1997:

          Date of Sale           Title          Amount
          ------------           -----          ------
          August 12, 1998       OP Units      11,100,000
          August 12, 1998     Common Shares   15,322,381

          (ii)  Underwriters and Other Purchases

          August 12, 1998 Sales. Underwriters were not retained in connection with the sale of these securities. These
          OP Units and Common Shares were sold to the contributors of the RDC Properties and RDC Funds who contributed cash, all of whom were "accredited investors".

          (iii)  Consideration

          August 12, 1998 Sales. The OP Units were issued in exchange for property, third party management contracts and certain promissory notes having a value of approximately $83.3 million. 13,333,333 Common Shares were issued in exchange for $100.0 million. 1,989,048 shares were issued in exchange for property having a value of approximately $14.0 million. There were no underwriting discounts or commissions with respect to such securities.

          (iv)  Exemption from Registration Claimed

          The OP Units and Common Shares were issued to
          "accredited investors" in a transaction which was exempt from registration under Section 4(2) of the Securities Act of 1933.

PART II. OTHER INFORMATION
Item 2.   Changes in Securities, continued

          Other

          On July 2, 1998, Marvin Slomowitz, the former principal shareholder, converted 800,000 OP Units to Common
          Shares on a one-for-one basis.

          On August 12, 1998, certain OP Unit holders converted
          738,857 OP Units to Common Shares on a one-for-one basis.

Item 3.   Defaults Upon Senior Securities
          None

Item 4.   Submission of Matters to a Vote of Security Holders

          On August 12, 1998, the Registrant held its annual meeting of shareholders. The shareholders voted, in person or by proxy for the following proposals. The results of the voting are shown below:

          Proposal 1 -
          The adoption and approval of the contribution agreement with RD Capital, Inc. dated April 15, 1998 and the transaction contemplated thereby.

          Votes Cast For       Votes Cast Against    Abstain
          5,447,654                   594,776         47,023

          Proposal 2 -
                                 Votes Cast For   Votes Withheld
          Election of Trustees:
          Marvin L. Slomowitz       8,028,518        610,860
          Joseph L. Castle, II      8,029,118        610,260
          Marvin J. Levine, Esq.    8,029,318        610,060
          Lawrence J. Longua        8,029,318        610,060
          Harvey Shanus             8,029,518        610,860
          John Vincent Weber        8,029,718        610,660

          Proposal 3 -
          To amend the Declaration of Trust to increase the authorized shares from 50,000,000 shares to 100,000,000 shares.

          Votes Cast For       Votes Cast Against    Abstain
          7,853,736                   733,026         52,614

          Proposal 4 -
          To amend the Declaration of Trust to change Mark
          Centers Trust's name to "Acadia Realty Trust".

          Votes Cast For       Votes Cast Against    Abstain
          5,737,037                   304,852         47,564

PART II. OTHER INFORMATION

Item 5.   Other Information
          On August 20, 1998 and October 23, 1998, the Board of Trustees appointed the following officers:

          Robert Masters, Esq. - Senior Vice President
          Perry Kamerman - Senior Vice President and Treasurer
          Joel Braun - Senior Vice President
          Jon Grisham - Assistant Treasurer

Item 6.   Exhibits and Reports on Form 8-K

     (a) Exhibits: The following exhibits are filed with this Quarterly Report on Form 10-Q.

3.1  (a)  Fourth Amendment to Declaration of Trust

27        Financial Data Schedule (EDGAR filing only)

     (b)  Reports on Form 8-K

          Date of Report
         (Date of Earliest
          Event Reported)     Item Reported       Date Filed

          August 12, 1998     The consummation   August 26, 1998
                              and closing of
                              the RDC Transaction

                        SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ACADIA REALTY TRUST


 By:                               /s/ Ross Dworman
                                   Chairman and Chief Executive
                                   Officer (Principal Executive
                                   Officer)


                                   /s/ Perry Kamerman
                                   Senior Vice President of
                                   Finance (Principal Financial
                                   and Accounting Officer)


Date: November 16, 1998

                     INDEX OF EXHIBITS


3.1 (a)  Fourth Amendment to Declaration of Trust

27       Financial Data Schedule (EDGAR filing only)