Form 10-K
period 1998-12-31
ACADIA REALTY TRUST
filed 1999-03-31
CIK 899629

                       Securities and Exchange Commission
                              Washington, DC 20549
                                    FORM 10-K

x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from     to
                         Commission File Number 1-12002
                               ACADIA REALTY TRUST
             (Exact name of registrant as specified in its charter)

       Maryland                                           23-2715194
(State of incorporation)                    (I.R.S. employer identification no.)

      20 Soundview Marketplace
      Port Washington, NY  11050                  (516)767-8830
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                       YES    X              NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                       YES    X              NO

The aggregate market value of the voting common equity stock held by non-affiliates of the Registrant was approximately $127.1 million based on the closing price ($5.00) on the New York Stock Exchange for such stock on March 22, 1999 (the Company has no non-voting common equity).

The number of shares of the Registrant's Common Shares of Beneficial Interest outstanding was 25,419,215 on March 22, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III - Definitive proxy statement for the Annual Meeting of Shareholders presently scheduled to be held June 16, 1999, to be filed pursuant to Regulation 14A.

                                TABLE OF CONTENTS

                                Form 10-K Report

Item No.                                                                    Page
                                     PART I
1.  Business                                                                 3

2.  Properties                                                              14

3.  Legal Proceedings                                                       25

4.  Submission of Matters to a Vote
    of Security Holders                                                     26

                                     PART II
5.  Market for the Registrant's Common Equity and
    Related Shareholder Matters                                             26

6.  Selected Financial Data                                                 27

7.  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                     29


7A. Quantitative and Qualitative Disclosures about
    Market Risk                                                             44

8.  Financial Statements and Supplementary Data                             45

9.  Changes in and Disagreements with Accountants on
    Accounting and Financial Disclosure                                     45

                                    PART III
10. Directors and Executive Officers of the Registrant                      45

11. Executive Compensation                                                  45

12. Security Ownership of Certain Beneficial Owners and Management          45

13. Certain Relationships and Related Transactions                          46

                                     PART IV
14. Exhibits, Financial Statements, Schedules and
    Reports on Form 8-K                                                     46

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, which will, among other things, affect demand for rental space, the availability and creditworthiness of prospective tenants, lease rents and the availability of financing; adverse changes in the Company's real estate markets, including, among other things, competition with other companies; risks of real estate development and acquisition; governmental actions and initiatives; and environmental/safety requirements.

                                     PART I

ITEM 1. BUSINESS

GENERAL

         Acadia Realty Trust (the "Company"), formerly Mark Centers Trust, was formed on March 4, 1993 as a Maryland Real Estate Investment Trust ("REIT") to continue the business of its predecessor company, Mark Development Group ("MDG"). The Company is a fully integrated, self-managed and self-administered equity REIT focused primarily on the ownership, acquisition, redevelopment and management of neighborhood and community shopping centers, and multi-family properties. As of March 22, 1999, the Company operates fifty-seven properties, which it owns or has an ownership interest in, consisting of forty-seven neighborhood and community shopping centers, three enclosed malls, one mixed-use (retail/office) property, five multi-family properties and one redevelopment property located in the Eastern and Midwestern regions of the United States.

         All of the Company's assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership, a Delaware limited partnership (the "Operating Partnership"), previously Mark Centers Limited Partnership, and its majority owned subsidiaries. As of December 31, 1998, the Company controlled 69% of the Operating Partnership as the sole general partner.

         Concurrently with the consummation of the Company's initial public offering on June 1, 1993, the Operating Partnership acquired thirty-one properties from Marvin L. Slomowitz, the founder of MDG and the Company's former principal shareholder (the "Former Principal Shareholder"), or from his affiliates, in exchange for Operating Partnership units ("OP Units") which are exchangeable on a one for one basis into the Company's common shares of beneficial interest ("Common Shares"). The properties had been developed directly or indirectly by the Former Principal Shareholder from 1964 through 1992 and were operated under MDG's direction.

RECENT DEVELOPMENTS

         On August 12, 1998 the Company completed the transactions contemplated by the Contribution and Share Purchase Agreement dated April 15, 1998 (the "RDC Transaction"). In connection with the RDC Transaction, the Operating Partnership acquired (i) fee title or all, or substantially all, of the ownership interests in twelve shopping centers, five multi-family properties and one redevelopment property, (ii) a 49% interest in one shopping center, (iii) certain third party management contracts, and (iv) certain promissory notes from real estate investment partnerships and related entities, which are not under common control, in which RDC Capital, Inc.("RDC") serves as general partner or in another similar management capacity, for approximately 11.1 million OP Units and approximately 2.0 million Common Shares valued at $97.2 million. In addition, the Company assumed mortgage debt aggregating $154.2 million and incurred other capitalized transaction costs of $5.8 million resulting in an aggregate purchase price of $257.2 million. Pursuant to the terms of the RDC Transaction, the recipients of the OP Units and Common Shares are restricted, subject to certain limited exceptions, from selling or otherwise transferring such OP Units or Common Shares prior to the first anniversary of the closing of the RDC Transaction.

         As part of the RDC Transaction, the Company issued approximately 13.3 million Common Shares to three real estate investment limited partnerships (collectively "RDC Funds"), in which affiliates of RDC serve as general partner, in exchange for $100.0 million. The proceeds from the issuance of Common Shares were used as follows:

Repayment of mortgage notes payable                                      $  70.5
Repayment of note payable to Former
  Principal Shareholder                                                      3.0
Transaction costs allocable to stock issuance                                4.1
Transaction costs allocable to RDC properties,
  RDC management contracts and contributed notes                             4.5
Payment of liabilities assumed in connection
  with acquisition of RDC properties, RDC
  management contracts and contributed notes                                 1.3
Prepayment and assumption fees on mortgage
  notes                                                                      0.4
Contractual payments to Company management personnel pursuant to severance and change in control obligations and other RDC
  Transaction expenses                                                       2.2
Additions to working capital                                                14.0
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

BUSINESS OBJECTIVES AND OPERATING STRATEGY

         The Company's primary business objective is to acquire and manage commercial retail properties that will provide cash for distributions to shareholders while also creating potential for capital appreciation to enhance investor returns. The Company's acquisition program focuses on acquiring sub-performing neighborhood and community shopping centers that are well-located and creating significant value through retenanting, timely capital improvements and property redevelopment. In considering acquisitions, the Company focuses on quality shopping centers located in the Northeast, Mid-Atlantic, Southeast and Midwest regions. The Company considers both single assets and portfolios in its acquisition program. Furthermore, the Company may, from time to time, consider acquiring multi-family apartment complexes as well as engaging in joint ventures related to property acquisition and development.

         The Company typically holds its properties for long-term investment. As such, it continuously reviews the existing portfolio and implements programs to renovate and modernize targeted centers to enhance the property's market position. This in turn strengthens the competitive position of the leasing program to attract and retain quality tenants, increasing cash flow and consequently property value. Upon evaluating the portfolio, the Company also periodically identifies certain properties for disposition and redeploys the capital to existing centers or acquisitions with greater potential for capital appreciation.

         Operating functions such as leasing, property management, construction, finance and legal ("property management") are provided by Company personnel, providing for fully integrated property management and development. Property management's involvement in acquisitions is an essential component to the acquisition program. By incorporating the property management group in the acquisition process, acquisitions are appropriately priced giving effect to each asset's specific risks and returns. Also, because of property management's involvement with, and corresponding understanding of, the acquisition process, transition time is minimized and management can immediately execute an asset's strategic plan.

RETAIL PROPERTY ACQUISITIONS IN CONNECTION WITH THE RDC TRANSACTION

         As a result of the RDC Transaction, the Company significantly expanded its retail portfolio. By increasing the size and geographic diversity of its portfolio, the Company anticipates that it will be less susceptible to regional economic downturns. The Company also diversified the mix of its retail tenants thus allowing it to better manage the risks associated with tenant delinquencies due to bankruptcy and other conditions that have historically impacted tenants' ability to meet their leasing obligations. Furthermore, by increasing the number of locations for certain tenants as well as the addition of experienced management and leasing staff following the RDC Transaction, the Company has strengthened the quality of its existing tenant relationships.

         The Company acquired the fee title or an interest in 13 retail centers and one redevelopment property. The acquired retail properties comprise an aggregate of 2.2 million square feet of gross leasable area ("GLA") and average 171,000 square feet of GLA. As of December 31, 1998, these properties were 93% leased to 215 tenants. The properties are located primarily throughout the Northeast, Mid-Atlantic and Midwest regions of the continental United States and are generally well-established, anchored community and neighborhood shopping centers situated in infill, densely populated areas offering attractive trade area demographics. The properties are leased to a variety of national, regional and credit tenants, as well as a large number of local enterprises.

         The redevelopment property consists of a 40,000 square foot retail and residential building located in Greenwich, Connecticut. The building, which is currently vacant, is being completely refurbished, and when fully completed (anticipated for late 1999) will consist of approximately 17,000 square feet of retail space and 21 apartments (approximately 15,000 square feet). Approximately 12,300 square feet of retail space has been pre-leased to a national tenant who is expected to commence paying rent in the second quarter of 1999.

OTHER RETAIL PROPERTY ACQUISITIONS

         On June 1, 1998, the Company acquired for $1.4 million the building and other improvements constituting the Blackman Plaza, from the Former Principal Shareholder. The 121,000 square foot shopping center is located in Wilkes-Barre, Pennsylvania and is anchored by a 105,000 square foot Kmart. The Company was already the owner of the land. Payment for the building was made with a portion of the proceeds from the financing with Credit Suisse First Boston Mortgage Capital LLC ("CS First Boston").

         On February 24, 1999, the Company acquired the Mad River Station, a 154,000 square foot shopping center located in Dayton, Ohio, for $11.5 million. The Center is anchored by a 33,000 square foot Babies `R Us and a 25,000 square foot Office Depot. The Company assumed $7.7 million in mortgage debt and funded the remaining purchase price from working capital.

PROPERTY DEVELOPMENT

         The Company has substantially completed the redevelopment and expansion of a 100,000 square foot retail center located in Rocky Hill, Connecticut. The center, which was also acquired in the RDC Transaction, is anchored by a 42,000 square foot Waldbaum's (A&P) Supermarket that expanded to 65,000 square feet in 1999 and an adjacent 93,000 square foot Walmart (formerly Caldors) which is not owned by the Company. The renovation also included a new parking lot and exterior facade.

         The Company completed the installation of Walmart and Circuit City in approximately 121,000 and 33,000 square feet, respectively, in the Ledgewood Mall in Ledgewood, New Jersey. Both tenants commenced paying rent during the first quarter of 1999.

         In addition, the Company completed the expansion of two properties during 1998. An expansion at the Mark Plaza in Edwardsville, Pennsylvania was completed during April 1998 with the installation of a 53,000 square foot Redner's Supermarket. Additionally, a 32,000 square foot expansion at the Manahawkin Village Shopping Center was completed during November 1998 with the installation of a ten-screen Hoyt's Theater.

MULTI-FAMILY PROPERTY ACQUISIITONS

         In connection with the RDC Transaction, the Company also acquired five multi-family properties located in the Mid-Atlantic and Midwest regions. The properties average 455 units and as of December 31, 1998, had an average occupancy rate of 92%.

DISPOSITION OF PROPERTIES

         In connection with the Company's ongoing program of evaluating its property portfolio and optimizing the portfolio for both cash flow and future capital appreciation, the Company has sold two centers and has contracted to sell a third property. On December 30, 1998 the Company sold the Normandale Mall, located in Montgomery, Alabama for a sales price of $2.4 million. On February 1, 1999, the Company sold the Searstown Mall, located in Titusville, Florida for a sales price of $3.3 million. Furthermore, the Company has entered into a contract to sell the Auburn Plaza, located in Auburn, Maine, although there can be no assurance that this transaction will be completed.

FINANCING STRATEGY

         The Company intends to continue to finance acquisitions and property redevelopment with sources of capital determined by management to be the most appropriate based on, among other factors, availability, pricing and other commercial and financial terms. The sources of capital may include bank and other institutional borrowing, the issuance of equity and/or debt securities and the sale of properties. The Company has significantly improved its access to debt financing by reducing its debt to total market capitalization following the de-leveraging of a portion of its portfolio in connection with the RDC Transaction. See Item 7A for a discussion on the Company's market risk exposure related to its mortgage debt.

FINANCIAL INFORMATION ABOUT MARKET SEGMENTS

         The Company has two reportable segments: retail properties and multi-family properties. The accounting policies of the segments are the same as those described in the notes to the consolidated financial statements appearing in Item 8 of this Annual Report on Form 10-K. The Company evaluates property performance primarily based on net operating income before depreciation, amortization and certain non-recurring items. The reportable segments are managed separately due to the differing nature of the leases and property operations associated with retail versus residential tenants. The Company's does not have any foreign operations. See the consolidated financial statements and notes thereto included in Item 8 of this Annual Report on Form 10-K for certain information on industry segments as required by Item 1.

CORPORATE HEADQUARTERS AND EMPLOYEES

         The Company's executive offices are located at 20 Soundview Marketplace, Port Washington, New York 11050, and its telephone number is
(516)767-8830. The Company has an internet Web address at www.acadiarealty.com. The Company has 158 employees of which 35 are located at the executive offices, 9 at the New York City corporate office, 21 at the Pennsylvania regional office and the remaining property management personnel are located on-site at the Company's properties.

COMPETITION

         There are numerous shopping facilities that compete with the Company's properties in attracting retailers to lease space. In addition, there are numerous commercial developers and real estate companies that compete with the Company in seeking land for development, properties for acquisition and tenants for their properties. Also, retailers at the Company's properties face increasing competition from outlet malls, discount shopping clubs, internet commerce, direct mail and telemarketing.

COMPLIANCE WITH GOVERNMENTAL REGULATIONS - ENVIRONMENTAL MATTERS

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

         Upon conducting environmental site inspections in connection with obtaining financing from Morgan Stanley Mortgage Capital, Inc. ("Morgan Stanley") during fiscal 1996, soil contamination was identified at the Troy Plaza in Troy, New York. The Company has entered into a voluntary remedial agreement with the State of New York for remediation of this property. Environmental consultants estimate that the remaining cost of such remediation will be approximately $50,000 for which the Company has recorded a reserve as of December 31, 1998 and for which Morgan Stanley holds $228,000 in escrow to be released upon final environmental remediation at this property.

         Management is not aware of any other environmental liability that they believe would have a material adverse impact on the Company's financial position or results of operations. Management is unaware of any instances in which it would incur significant environmental costs if any or all properties were sold, disposed of or abandoned.

RETAIL ENVIRONMENT

Seasonality

         The retail environment is seasonal in nature, particularly in the fourth calendar quarter when retail sales are typically at their highest levels. As such, contingent rents based on tenants achieving certain sales targets are generally higher in the fourth quarter when such targets are typically met. Tenant Bankruptcies

Tenant Bankruptcies

         During 1998, certain tenants experienced financial difficulties and several have filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy laws ("Chapter 11"). Following are the significant bankruptcies to have occurred during the period January 1, 1998 through March 22, 1999.

         On January 2, 1998, Bruno's Inc. filed for protection under Chapter 11. Bruno's was a tenant at one location in the Company's portfolio comprising approximately 48,000 square feet. For the fiscal years ended December 31, 1998 and 1997, rental revenues (including expense reimbursements) from this tenant totaled $64,000 and $231,000, respectively. The lease was rejected March

18, 1998 and the Company has since installed Office Depot, Inc. in 30,000 square feet of this space. This new tenant, who is paying higher rent per square foot, commenced paying rent during the second quarter of 1998.

         On January 5, 1998, HomePlace Stores, Inc. filed for protection under Chapter 11. Homeplace Stores was a tenant at one location in the Company's portfolio comprising approximately 48,000 square feet. For the fiscal years ended December 31, 1998 and 1997 rental revenues (including expenses reimbursements) for this tenant totaled $246,000 and $614,000, respectively. The lease was rejected and the Company is currently engaged in releasing efforts for this space.

         On March 1, 1999, Penn Traffic filed for protection under Chapter 11. Penn Traffic, which operates grocery stores under the names "Bi-Lo Foods" and "P&C Foods", is a tenant at seven locations in the Company's portfolio comprising approximately 308,000 square feet. Rental revenues (including expense reimbursements) from Penn Traffic for each of the years ended December 31, 1998 and 1997 totaled $2.4 million. The current status of these seven leases are as follows:

    Number of locations            Status
    -------------------            ------
            2                      Assigned to other supermarket operators but
                                   subject to bankruptcy court approval at one location

            2 Stores are open, Penn Traffic is paying its rental obligations but leases have not yet been affirmed

            2 Stores are closed. Lease was rejected at one location and terminated effective March 1, 1999 at the other location. Rent obligations have ended and the Company is actively engaged in securing a replacement tenant

            1 Lease expires April 30, 1999. Store is closed and it is anticipated that the tenant will not renew the lease

         On March 17, 1999, Service Merchandise filed for protection under Chapter 11. Service Merchandise is a lessee at one location in the Company's portfolio under a ground lease. For the fiscal years ended December 31, 1998 and 1997 rental revenues (including expenses reimbursements) for this tenant totaled $209,000 and $223,000, respectively. The lease has been neither confirmed nor rejected.

TAX STATUS - QUALIFICATION AS REAL ESTATE INVESTMENT TRUST

     The Company has and currently transacts its affairs so as to qualify as, and has elected to be treated as, a real estate investment trust under sections

856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). Under the Code, a real estate investment trust that meets applicable requirements is not subject to Federal income tax to the extent it distributes at least 95% of its REIT taxable income to its shareholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to Federal income tax on its taxable income.

ITEM 2. PROPERTIES

SHOPPING CENTER PROPERTIES

         As of December 31, 1998, the Company owned and operated 52 shopping centers (including one property which is under redevelopment, a mixed-use center and a shopping center in which the Company owns a 49% interest) totaling approximately 9.2 million square feet of gross leasable area ("GLA"). The Company's shopping centers, which are located in 15 states, are generally well-established, anchored community and neighborhood shopping centers. The shopping centers are diverse in size, ranging from approximately 45,000 to 511,000 square feet with an average size of 180,000 square feet. The Company's portfolio was approximately 90% occupied at December 31, 1998. The Company's shopping centers are typically anchored by a national or regional discount department store and/or a supermarket or drugstore.

         The Company had 746 leases (including the mixed-use and joint venture properties) as of December 31, 1998 of which approximately 44% were with national or regional tenants. A substantial portion of the income from the properties consists of rent received under long term leases. Most of these leases provide for the payment of fixed minimum rent monthly in advance and for the payment by tenants of a pro-rata share of the real estate taxes, insurance, utilities and common area maintenance of the shopping centers. Certain of the tenant leases permit tenants to exclude some or all of these expenses from their rental obligations. Minimum rents and expense reimbursements accounted for approximately 84% of the Company's total revenues for the year ended December 31, 1998.

         As of December 31, 1998, approximately 53% of the Company's existing leases also provided for the payment of percentage rents either in addition to or in place of minimum rents. These arrangements generally provide for payment to the Company of a certain percentage of a tenant's gross sales in excess of a stipulated annual amount. Percentage rents accounted for approximately 4% of the total 1998 revenues of the Company.

         Eight of the Company's shopping center properties are subject to long-term ground leases in which a third party owns and has leased the underlying land to the Company. The Company pays rent for the use of the land and is responsible for all costs and expenses associated with the building and improvements.

         No individual property contributed in excess of 10% of the Company's total revenues for the year ended December 31, 1998. For the years ended December 31, 1997 and 1996, greater than 10% of the Company's total rents were derived from leases at the Northwood Centre, a mixed-use (retail/office) property (See "Major Tenants" in Item 2).

         The following sets forth more specific information with respect to each of the Company's shopping center, mixed-use and joint venture properties at December 31, 1998:

                                                                                    Occupancy (1)       Anchor Tenants (2)
Shopping Center                         Year Constructed (C)   Ownership                  %        Current Lease Expiration
   Property                 Location        Acquired (A)       Interest      GLA       12/31/98     Lease Option Expiration
------------------------------------------------------------------------------------------------------------------------------------
Northeast Region
Connecticut

  239 Greenwich Avenue      Greenwich        1998 (A)          Fee                (3)
  Town Line Plaza           Rocky Hill       1998 (A)          Fee           205,752       96%     Super Food Market (A&P) 2017/2052
                                                                                  (4)
Maine

  Auburn Plaza (5)          Auburn           1994(A)           LI (6)        259,218       59%     Hoyt Cinema 2005/2020
                                                                                                   Service Merchandise 2011/2090 (7)

Massachusetts

  Methuen Shopping Center   Methuen          1998 (A)          Fee           129,494      100%     Caldor 2001/2021 (7)
                                                                                                   DeMoulas Market 2000/2015
  Crescent Plaza            Brockton         1984(A)           Fee (8)       216,095       99%     Bradlees 2009/2027
                                                                                                   Shaw's 2012/2042

New Jersey

  Berlin Shopping Center    Berlin           1994(A)           Fee           187,296       88%     Kmart 1999/2049
                                                                                                   Acme 2005/2015
  Elmwood Park Plaza        Elmwood Park     1998 (A)          Fee           124,144(15)   86%     Grand Union 2001/none
  Ledgewood Mall            Ledgewood        1983(A)           Fee           511,131       64%     The Sports' Authority 2007/2037
                                                                                                   Stern's 2005/2030
                                                                                                   Walmart (9)
                                                                                                   Circuit City (9)
  Manahawkin Village
   Shopping Center          Manahawkin       1993(A)           Fee           175,261       95%     Kmart 2019/2069
                                                                                                   Manahawkin Cinema 2018/2038
  Marketplace of Absecon    Absecon          1998 (A)          Fee            91,699       96%     SuperFresh (A&P) 2015/2055



                                                                                    Occupancy (1)       Anchor Tenants (2)
Shopping Center                         Year Constructed (C)   Ownership                  %        Current Lease Expiration
   Property                 Location        Acquired (A)       Interest      GLA       12/31/98     Lease Option Expiration
------------------------------------------------------------------------------------------------------------------------------------
New York

  Branch Shopping Center    Village of the   1998 (A)        LI (6)          125,812      100%     Grand Union 2013/2028
                            Branch                                                                 Pergament 2004/2019
  New Loudon Center         Latham           1982(A)         Fee             251,743       62%     Price Chopper 2015/2035
                                                                                                   Marshalls 2004/2009
  Troy Plaza                Troy             1982(A)         Fee             128,479       92%     Ames 2001/2016
                                                                                                   Price Chopper 2004/2014
  Smithtown Shopping
  Center                    Smithtown        1998 (A)        Fee              87,155       92%     Daffy's 2008/2028
                                                                                                   Walgreens 2021/none
  Soundview Marketplace     Port Washington  1998 (A)        LI/Fee (6)      169,555       85%     King Kullen 2007/2022
                                                                                                   Clearview Cinema Group 2010/2030
                                                                                                   (subsidiary of Cablevision)
Rhode Island

  Walnut Hill Plaza         Woonsocket       1998 (A)        Fee             260,988       97%     Sears 2003/2033
                                                                                                   Shaw's 2013/2043
  Mid-Atlantic Region

Pennsylvania

  25th Street Shopping
  Center                    Easton           1993(A)         Fee             131,477       97%     CVS 2005/2010
                                                                                                   Petco 2009/2018
  Ames Plaza                Shamokin         1966(C)         Fee              98,210       92%     Ames 2000/2013
                                                                                                   BiLo 1999 (7), (10)
  Atrium Mall               Abington         1998 (A)        Fee             178,434       78%     SuperFresh (A&P) 2009/2039
                                                                                                   Circuit City 2009/2029
                                                                                                   TJ Maxx 2004/2014
  Birney Mall               Moosic           1968(C)         Fee             193,899       96%     Kmart 1999/2049
                                                                                                   Consolidated Stores 2003/2008

                                                                                    Occupancy (1)       Anchor Tenants (2)
Shopping Center                         Year Constructed (C)   Ownership                  %        Current Lease Expiration
   Property                 Location        Acquired (A)       Interest      GLA       12/31/98     Lease Option Expiration
------------------------------------------------------------------------------------------------------------------------------------
  Blackman Plaza            Wilkes-Barre     1968(C)         Fee             117,456       99%     Kmart 2004/2049
  Bradford Towne Centre     Towanda          1993(C)         Fee             257,319       92%     Kmart 2019/2069
                                                                                                   P&C Foods 2014/2024 (7)
  Circle Plaza              Shamokin Dam     1978(C)         Fee              92,171      100%     Kmart 2004/2054
  Dunmore Plaza             Dunmore          1975(A)         Fee (11)         45,380      100%     Price Chopper 2000/2020
                                                                                                   Eckerd Drug 2004/2019
  East End Centre           Wilkes-Barre     1986(C)         Fee             308,427      100%     Hills 2007/2037 (16)
                                                                                                   PharMor 2003/2017
                                                                                                   Price Chopper 2008/2028
  Green Ridge Plaza         Scranton         1986(C)         Fee             197,622      100%     Hills 2007/2037
                                                                                                   BiLo 2008/2017 (7), (17)
  Kingston Plaza            Kingston         1982(C)         Fee              64,824      100%     Price Chopper 2006/2026
                                                                                                   Dollar General 2001/2007
  Luzerne Street Shopping
  Center                    Scranton         1983(A)         Fee              57,715      100%     Price Chopper 2004/2024
                                                                                                   Eckerd Drug 2004/2019
  Mark Plaza                Edwardsville     1968(C)         LI(6)           216,220      100%     Kmart 2004/2049
                                                                                                   Redner's Markets 2018/2028
  Monroe Plaza              Stroudsberg      1964(C)         Fee (6)         130,569      100%     Ames 2001/2019
                                                                                                   Shoprite 2005/2023
                                                                                                   Eckerd Drug 2002/2012
  Mountainville Shopping
  Center                    Allentown        1983(A)         Fee             114,801       93%     Acme 2004/2028
                                                                                                   True Value Hardware 2002/2010
                                                                                                   Eckerd Drug 2004/2019
  Pittston Plaza            Pittston         1994(C)         Fee              79,568       97%     BiLo 2015/2025 (7), (18)
                                                                                                   Eckerd Drug 2004 (10)
  Plaza 15                  Lewisburg        1995(A)         Fee             113,530       98%     Weis Market 2001/2021 (12)
                                                                                                   Ames 2001/2021
  Plaza 422                 Lebanon          1972(C)         Fee             154,791       93%     Hills 2001/2021
                                                                                                   Giant Food 2004 (10)
  Route 6 Mall              Honesdale        1994(C)         Fee             175,482       99%     Kmart 2020/2070

                                                                                    Occupancy (1)       Anchor Tenants (2)
Shopping Center                         Year Constructed (C)   Ownership                  %        Current Lease Expiration
   Property                 Location        Acquired (A)       Interest      GLA       12/31/98     Lease Option Expiration
------------------------------------------------------------------------------------------------------------------------------------
  Shillington Plaza         Reading          1994(A)         Fee             150,742      100%     Kmart 2004/2049
                                                                                                   Weis Market 2001/2019
  Tioga West                Tunkhannock      1965(C)         Fee             122,338      100%     BiLo 2014/2024 (7)
                                                                                                   Ames 2000/2015
                                                                                                   Eckerd Drug 2000/2010
                                                                                                   Fashion Bug 2009/2021
  Union Plaza               New Castle       1996(C)         Fee             217,992      100%     Sears 2011/2031
                                                                                                   Hills 2017/2026
                                                                                                   Peebles 2018/2027
  Valmont Plaza             West Hazleton    1985(A)         Fee             200,164       99%     Hills 2007/2027
                                                                                                   BiLo 2008/2027 (19)
Virginia

  Kings Fairgrounds         Danville         1992(A)         LI (6)           118,535      100%    Schewel Furniture 2001/2011
                                                                                                   The Tractor Co. 2008/2023
                                                                                                   CVS 2002/2012 (10)
Southeast Region

Alabama

  Midway Plaza              Opelika          1984(A)         Fee             207,538       77%     Office Depot 2007/2022
                                                                                                   Carmike Cinema 2005/2015
                                                                                                   Beall's Outlet Stores 2001/none
  Northside Mall            Dothan           1986(A)         Fee (6)         382,299       88%     Wal-Mart 2004/2029
                                                                                                   Montgomery Ward 2004/2014 (7)


                                                                                     Occupancy (1)       Anchor Tenants (2)
Shopping Center                         Year Constructed (C)   Ownership                  %        Current Lease Expiration
   Property                 Location        Acquired (A)       Interest      GLA       12/31/98     Lease Option Expiration
------------------------------------------------------------------------------------------------------------------------------------
Florida

  New Smyrna Beach
  Shopping Center           New Smyrna Beach     1983(A)         Fee         100,430      96%    DeMarsh Theater 2005/2015
                                                                                                 Hardbodies Family Fitness 2008/none
  Searstown Mall (13)       Titusville           1984(A)         Fee         265,549      69%    Sears 2003/2013
                                                                                                 United Artist 2005/2015

Georgia

  Cloud Springs Plaza       Fort Oglethorpe      1985(A)         Fee         113,367      96%    Food Lion 2011/2031
                                                                                                 Consolidated Stores 2000/2005
                                                                                                 Badcock Furniture  2000/2010

South Carolina

  Martintown Plaza          North Augusta        1985(A)         LI (6)      133,892      98%    Belk's Store 2004/2024
                                                                                                 Office Depot 2008/2018
                                                                                                 Old America Stores 2008/none
  Wesmark Plaza             Sumter               1986(A)         Fee         215,198      74%    Staples 2005/2015
                                                                                                 Old America Store  2007/2012
                                                                                                 Goody's 2005/2015
  Midwest Region

Illinois

  Hobson West Plaza         Naperville           1998 (A)        Fee          99,950      88%    Eagle Foods 2007/2032

Indiana

  Merrillville Plaza        Hobart               1998 (A)        Fee         235,420      99%    JC Penney 2008/2018
                                                                                                 Office Max 2008/2028
                                                                                                 TJ Maxx 2004/2009

Michigan

  Bloomfield Town Square    Bloomfield Hills     1998 (A)        Fee         216,303      92%    Burlington Coat 2009/2014 (10)
                                                                                                 Drug Emporium 2000/2020
                                                                                                 TJ Maxx 2003/2013
                                                                                                 Office Max 2010/2025

                                                                                    Occupancy (1)       Anchor Tenants (2)
Shopping Center                         Year Constructed (C)   Ownership                  %        Current Lease Expiration
   Property                 Location        Acquired (A)       Interest      GLA       12/31/98     Lease Option Expiration
------------------------------------------------------------------------------------------------------------------------------------
Mixed-Use Property

Florida

  Northwood Centre          Tallahassee      1985(A)         Fee               500,012    92%      FL Dept of HRS 2004
                                                                                                   FL Dept of Business and
                                                                                                   Professional Regulation 2006
Property Owned in Joint Venture (14)

New York

  Crossroads Shopping
  Center                    Greenburgh       1998            JV                310,897    100%     Kmart 2012/2037
                                                                               -------    ---
                                                                                                   Waldbaum's (A&P) 2007/2032
                                                             Total           9,242,343     90%
                                                                             =========    ===


Notes:

(1)  Does not include space leased but not yet occupied by the tenant.
(2)  Tenant GLA comprises at least 10% of GLA for the center
(3) This property is currently vacant and is being redeveloped. When completed it is anticipated that this property will consist of approximately 17,000 square feet of retail space and 21 apartments (approximately 15,000 square feet)
(4)  Includes a 92,500 square foot non-owned Walmart (formerly Caldors)
(5)  This property is currently under contract for sale
(6)  The Company is ground lessee under long-term ground leases
(7) The tenant is currently operating under Chapter 11 of the United States Bankruptcy laws and has neither affirmed nor rejected the lease
(8) During the term of the lease, Bradlees has the right of first refusal in the event that the Company sells all or a portion of the Crescent Plaza giving it the right to purchase on the same terms as a bona fide offer from a third party
(9) Leased premise was under construction as of December 31, 1998 with rent commencing in 1999. The space related to these tenants is not included as occupied as of December 31, 1998
(10) Includes space leased for which rent is being paid but which is not presently occupied
(11) The Company holds a fee interest in a portion of the Dunmore Plaza and an equitable interest in the land on the remaining portion. The fee for this remaining portion is held by an industrial development authority and the equitable interest in the building on such remaining portion is held by an unrelated entity. The Company receives and accounts for most of its income from this property as percentage rent
(12) This signed lease is for the former BiLo space
(13) This property was sold in 1999
(14) The Company has a 49% investment in this property
(15) The Company has signed a lease with A&P to construct a 48,000 free-standing building at this site subject to township approval
(16) Ames acquired all the Hills stores in the Company's portfolio during 1998 and is reconfiguring such to Ames stores during 1999
(17) This lease was terminated effective March 1, 1999
(18) This lease has been assigned, subject to approval by the bankruptcy court, to another grocery store operator
(19) The tenant rejected this lease during March 1999

Major Tenants

               No individual retail tenant accounted for more than 7.3% of total revenues for the year ended December 31, 1998 or 11% of total leased GLA as of December 31, 1998. For the years ended December 31, 1997 and 1996, 11.3% and 10.8%, respectively, of the Company's total rents were derived from leases with Florida State agencies. The following table sets forth certain information for the 25 largest retail tenants based upon minimum rents in place as of December 31, 1998:

TOP 25 TABLE

                                                       (GLA and rent in thousands)
                                                                                                         Percentage of Total
                                                                                                    Represented by Retail Tenant
                                                                                                    ----------------------------
                                             Number of
                   Retail                    Stores in       Total       Annualized Base        Total            Annualized Base
                   Tenant                    Portfolio        GLA           Rent (1)        Portfolio GLA (2)       Rent (2)
                   ------                    ---------       -----       ---------------    -------------         --------------
Kmart                                            9              924         $ 3,432              11.0%                  7.3%
Ames (3)                                        10              739           2,211               8.8%                  4.7%
A&P (Waldbaum's, Superfresh)                     3              155           1,880               1.8%                  4.0%
Penn Traffic (BiLo, P&C Foods) (4)               6              279           1,837               3.3%                  3.9%
Price Chopper                                    6              267           1,559               3.2%                  3.3%
Thrift (Eckerd Drug)                            15              164           1,088               1.9%                  2.3%
Shaw's                                           2              103           1,015               1.2%                  2.2%
Grand Union                                      2               91             957               1.1%                  2.0%
Sears (5)                                        2              160             703               1.9%                  1.5%
T.J. Maxx                                        4              112             665               1.3%                  1.4%
JC Penney                                        2               73             547               0.9%                  1.2%
Payless Shoe Source                             12               41             541               0.5%                  1.2%
Blockbuster Video                                4               23             489               0.3%                  1.0%
CVS                                              6               61             488               0.7%                  1.0%
Circuit City (6)                                 1               33             438               0.4%                  0.9%
Walgreens                                        2               19             420               0.2%                  0.9%
Acme                                             2               64             406               0.8%                  0.9%
Kay Bee Toys                                     4               26             405               0.3%                  0.9%
OfficeMax                                        2               48             375               0.6%                  0.8%
Pergament                                        2               33             309               0.4%                  0.7%
US Postal Service                                2               16             281               0.2%                  0.6%
Dunham's Sports                                  2               48             261               0.6%                  0.6%
Factory Card Outlet                              2               19             230               0.2%                  0.5%
Old Country Buffet                               2               19             230               0.2%                  0.5%
Walmart (6)                                      1              112             228               1.3%                  0.5%
                                               ---            -----         -------              -----                 -----
                   Total                       105            3,629         $20,995              43.1%                 44.8%
                                               ===            =====         =======              =====                 =====

(1) Base rents do not include percentage rents, additional rents for property expense reimbursements, nor contractual rent escalations due after December 31, 1998.

(2) Total GLA and annualized base rent for the Company's retail properties, excluding mixed-use and joint venture properties.

(3) Ames acquired all the Hills stores in the Company's portfolio in 1998 and is reconfiguring such to Ames stores during 1999.

(4) The tenant has filed for protection under Chapter 11. See discussion of this tenant under "Retail Environment -- Tenant Bankruptcies" in Item 2.

(5)  Does not include a Sears store at a property sold in February 1999.

(6) Does not include leased space which was still under construction at the Ledgewood Mall as of December 31, 1998.

         In 1998, approximately 8.5% of the Company's total revenue was derived from current leases of office space and specialized computer facilities with two agencies of the State of Florida at the Northwood Centre in Tallahassee, Florida; the Florida Department of Health and Rehabilitative Services (5.3%) and the Florida Department of Business Professional Regulation (3.2%). During 1998, the State of Florida renewed leases for approximately 59,000 and 123,000 square feet with lease terms of five and seven years, respectively. Leases with these Florida agencies contain customary conditions, required under Florida law, permitting state agency tenants to cancel their leases upon six months' notice in the event that state-owned office facilities in the same county become available. These leases do not provide for early termination penalties. There are currently state-owned facilities available in the county and the State of Florida periodically reassesses its options with respect to such leases including those of the Company. The Company has been advised by the Florida Department of Health and Rehabilitative Services, which recently renewed a 59,000 square foot lease at the Northwood Centre, that it is evaluating the consolidation of its offices into State facilities. The Company would be adversely affected in the event that the State of Florida exercises its right to cancel the lease for its newly renewed space as well as any other space it currently leases.

Lease Expirations

               The following table shows scheduled lease expirations for retail tenants in place as of December 31, 1998, assuming that none of the tenants exercise renewal options. The table does not include leases related to the Company's mixed-use and joint venture properties:



                           (GLA and rent in thousands)

                                                                                   Percentage of Total
                                                                             Represented by Expiring Leases
                                                                             ------------------------------

                           Number of        GLA of Expiring   Annualized Base                         Annualized Base
     December 31,       Leases Expiring          Leases            Rent(1)            Leased GLA             Rent
     ------------       ---------------     ---------------   ---------------         ----------       --------------
         1999                 143                 800            $ 3,725                 11%                  8%
         2000                 108                 665              4,021                  9%                  9%
         2001                  96                 831              4,001                 11%                  9%
         2002                  67                 296              2,293                  4%                  5%
         2003                  64                 522              3,596                  7%                  8%
         2004                  47               1,080              4,721                 14%                 10%
         2005                  27                 413              3,465                  5%                  7%
         2006                  13                 139              1,033                  2%                  2%
         2007                  20                 553              3,041                  7%                  6%
         2008                  27                 439              3,559                  6%                  8%
   Thereafter                  50               1,805             13,403                  24%                28%
                              ---               -----            -------                 ---                ---
Total                         662               7,543            $46,858                 100%               100%
                              ===               =====            =======                 ===                ===

(1) Base rents do not include percentage rents, additional rents for property expense reimbursements, nor contractual rent escalations due after December 31, 1998.
     The table does not include activity related to the Company's mixed-use or joint venture properties

GEOGRAPHIC CONCENTRATIONS

               The following table summarizes the Company's retail properties (including mixed-use and joint venture properties) by region as of December 31, 1998:


                                                                             (GLA and rent in thousands)
                                                                                                           Percentage of Total
                                                                                                          Represented by Region
                                                                                  Annualized Base         -----------------------
                                                              Annualized Base     Rent per Leased                Annualized Base
             Region                GLA           Occupied %       Rent(1)           Square Foot         GLA            Rent
             ------                ---           --------        -------            -----------         ---            ----
Northeast                         2,924              82%         $ 20,093               $ 8.41           32%             35%
Mid-Atlantic                      3,537              97%           17,930                 5.22           38%             31%
Southeast                         1,418              85%            4,130                 3.43           16%              7%
Midwest                             552              95%            4,705                 8.98            6%              8%
                                  -----            -----         --------               ------          ----            ----
                                  8,431              90%           46,858                 6.21           92%             81%

Mixed-Use Property                  500             100%            5,693                12.37            5%             10%
Joint Venture Property              311              92%            4,899                15.76            3%              9%
                                  -----            -----         --------               ------          ----            ----
              Total               9,242              90%         $ 57,450               $ 6.90          100%            100%
                                  =====            =====         ========               ======           ===            ====

(1) Base rents do not include percentage rents, additional rents for property expense reimbursements, nor contractual rent escalations due after December 31, 1998.

MULTI-FAMILY PROPERTIES

                  The Company owns five multi-family properties located in the Mid-Atlantic and Midwest regions. The properties average 455 units and as of December 31, 1998, had an average occupancy rate of 92%. The following sets forth more specific information with respect to each of the Company's multi-family properties at December 31, 1998:

                Multi-family                                                   Ownership                  % Occupied
                  Property                        Location     Year Acquired    Interest      Units         12/31/98
---------------------------------------------------------------------------------------------------------------------
Maryland

          Glen Oaks Apartments                    Greenbelt         1998           Fee          463            100%

          Marley Run Apartments                   Pasadena          1998           Fee          336             96%

Missouri

      Gate House, Holiday House, Tiger Village    Columbia          1998           Fee          592             90%

          Colony Apartments                       Columbia          1998           Fee          282             98%

North Carolina

          Village Apartments                      Winston Salem     1998           Fee          600             87%
                                                                                              -----             ---
                                                                    Totals                    2,273             92%
                                                                                              =====             ===

ITEM 3 LEGAL PROCEEDINGS

         On November 20, 1995, Jack Wertheimer, the former President of the Company, filed a complaint against the Company, its Trustees, including the Former Principal Shareholder, and the Company's former in-house General Counsel and former Chief Financial Officer in the United States District Court for the Middle District of Pennsylvania. The complaint, which was filed in connection with the termination of Mr. Wertheimer's employment, included many of the allegations raised in a state court proceeding commenced by Mr. Wertheimer in November 1994. The Federal court complaint also included a civil RICO action in which Mr. Wertheimer alleged that the Board of Trustees of the Company conspired with Mr. Slomowitz to terminate Mr. Wertheimer's employment as part of Mr. Slomowitz's breach of his duty of good faith and fair dealing. Further, Mr. Wertheimer alleged that the above defendants engaged in securities fraud in connection with the initial public offering and that Mr. Slomowitz defrauded or overcharged the Company in corporate transactions. The Federal complaint sought treble damages under RICO, as well as damages arising from Mr. Wertheimer's alleged termination of employment, invasion of privacy, intentional infliction of emotional distress, fraud and misrepresentation. The Company and all defendants filed motions to dismiss the RICO and tort claims which the court, on December 9, 1996, granted in part and denied in part. Specifically, the court dismissed Mr. Wertheimer's claims for wrongful discharge, fraud and negligence misrepresentation, but declined to dismiss the remainder of the claims at that time. On January 23, 1997, the defendants filed an answer to Mr. Wertheimer's complaint. In the answer, the defendants denied all allegations of wrongdoing, and also filed counterclaims against Mr. Wertheimer alleging Mr. Wertheimer made material misrepresentations in connection with his hiring and breached his employment contract and fiduciary duties to the Company.

         On December 31, 1998, the Company and Mr. Wertheimer settled this litigation and entered into an agreement whereby the Company paid Mr. Wertheimer $1.0 million on December 31, 1998 and agreed to pay him (i)$900,000 on April 1, 1999 and (ii) five annual payments of $200,000 commencing January 10, 2000. Pursuant to this agreement, the Company has established a $1.0 million escrow fund, which will be released upon the Company obtaining a standby letter of credit, to collateralize these future payments.

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

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of 1998.

                                     PART II

ITEM 5 MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

(a) Market Information

    The following table shows, for the period indicated, the high and low sales price for the Shares as reported on the New York Stock Exchange (the "NYSE"), and cash dividends paid during the two years ended December 31, 1998 and 1997.
                                                                        Dividend
 Quarter Ended                   High                      Low         Per Share
--------------                  ------                    ----         ---------
     1998

March 31, 1998                  9 3/16                     8  3/4           $ --
June 30, 1998                   8 7/8                      7  7/16            --
September 30, 1998              7 5/8                      5  3/16            --
December 31, 1998               6 1/4                      4 15/16            --

     1997

March 31, 1997                  11 3/4                    10  1/8           $.36
June 30, 1997                   10 7/8                    8  7/8             .20
September 30, 1997              9 9/16                    8 15/16            .20
December 31, 1997               9 7/16                    8  3/4              --

    At March 22, 1999, there were 197 holders of record of the Company's Common Shares.

(b) Dividends

         The Company paid no dividends during the year ended December 31, 1998. On February 4, 1999, the Board of Trustees of the Company approved and declared a quarterly dividend for the quarter ended March 31, 1999 of $0.12 per Common Share. The dividend is to be paid on April 15, 1999 to the shareholders of record as of March 31, 1999.

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

ITEM 6 SELECTED FINANCIAL DATA

    The following table sets forth, on a historical basis, selected financial data for the Company. This information should be read in conjunction with the audited consolidated financial statements of the Company and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this Annual Report on Form 10-K.

                                                                                Years ended December 31,
                                                  ----------------------------------------------------------------------------------

                                                     1998(1)         1997               1996               1995                1994
                                                  ----------------------------------------------------------------------------------
OPERATING DATA:
Revenues                                         $    59,771      $   44,498         $   43,796         $   43,332           36,333
                                                 -----------------------------------------------------------------------------------

Operating expenses                                    28,485          17,055             17,868             16,374           14,797
Interest and other financing expense                  18,302          15,444             12,733             10,598            5,763
Depreciation and amortization                         15,795          13,768             13,398             11,820            9,066
                                                 -----------------------------------------------------------------------------------
  Total                                               62,582          46,267             43,999             38,792           29,626
                                                 -----------------------------------------------------------------------------------
                                                      (2,811)         (1,769)              (203)             4,540            6,707

Non-recurring charges (2)                             (2,249)              -                  -                  -                -
Equity in earnings of unconsolidated
  partnerships                                           256               -                  -                  -                -
Adjustment of carrying value of property
  held for sale                                      (11,560)              -               (392)                 -                -
                                                 -----------------------------------------------------------------------------------

(Loss) income before (loss) gain on sale,
  extraordinary items and minority interest          (16,364)         (1,769)              (595)             4,540            6,707
(Loss) gain on sale of property                         (175)            (12)                21                 93              305
Extraordinary items - loss on early
  extinguishment of debt                                (707)             --               (190)                --               --
Minority interest                                      3,348             217                 40               (833)          (1,222)
                                                 -----------------------------------------------------------------------------------
Net(loss)income                                  $   (13,898)     $   (1,564)        $     (724)        $    3,800       $    5,790
                                                 ===================================================================================


Net (loss) income per Common Share
  - basic and diluted                            $     (0.91)     $    (0.18)        $    (0.08)        $     0.44       $     0.68
                                                 ===================================================================================

Weighted average number of Common
   Shares outstanding
  - basic                                         15,205,962       8,551,930          8,546,553          8,540,631        8,533,688
                                                 ===================================================================================
  - diluted (3)                                   15,205,962       8,551,930          8,546,553          8,563,466        8,563,529
                                                 ===================================================================================


Funds from Operations (4)                        $    14,720      $   10,827         $   12,372         $   15,281       $   14,831
                                                 ===================================================================================
Funds from Operations per share (5)                   $ 0.72      $     1.06         $     1.22         $     1.50       $     1.46
                                                 ===================================================================================

BALANCE SHEET DATA:
   Real estate before accumulated
     depreciation                                $   551,249      $  311,688         $  307,411         $  291,157       $  278,611
   Total assets                                      528,512         254,500            258,517            249,515          242,483
   Total mortgage indebtedness                       277,561         183,943            172,823            151,828          124,410
   Minority interest - Operating
      Partnership                                     79,344           9,244             10,752             13,228           14,827
   Total equity                                      154,591          48,800             56,806             69,779           78,183

(1) Activity for the year ended December 31, 1998 includes the operations of the properties acquired in the RDC Transaction from August 12, 1998 through December 31, 1998.

(2) Non-recurring charges represent expenses incurred related to the RDC Transaction including payments made to certain officers and key employees pursuant to change in control provisions of employment contracts, severance paid to the Former Principal Shareholder, retention bonuses for certain employees and transaction-related consulting and professional fees.

(3) Due to a net loss for the years ended December 31, 1998, 1997 and 1996, the weighted average number of shares outstanding on a diluted basis is not presented as the inclusion of additional shares is anti-dilutive.

(4) The Company, along with most industry analysts, consider funds from operations ("FFO") as defined by the National Association of Real Estate Investment Trusts ("NAREIT") as an appropriate supplemental measure of operating performance. However, FFO does not represent cash generated from operations as defined by generally accepted accounting principles and is not indicative of cash available to fund cash needs. It should not be considered as an alternative to net income for the purpose of evaluating the Company's performance or to cash flows as a measure of liquidity. Generally, NAREIT defines FFO as net income (loss) before gains (losses) on sales of property, non-recurring charges and extraordinary items, adjusted for certain non-cash charges, primarily depreciation and amortization of capitalized leasing costs.

(5) Includes weighted average OP Units as follows: 1998 - 5,252,815, 1997 and 1996 - 1,623,000, 1995 - 1,621,937 and 1994 - 1,621,000.

ITEM 7 MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

Comparison of the year ended December 31, 1998 ("1998") to the year ended December 31, 1997 ("1997")

     The following comparison references the effect of the properties acquired on August 12, 1998 as a result of the RDC Transaction (the "RDC Properties").

     Total revenues increased $15.3 million, or 34%, to $59.8 million in 1998 compared to $44.5 million in 1997.

     Minimum rents increased $13.2 million, or 39%, to $46.9 million for 1998 compared to $33.7 million for 1997. $12.6 million, or 95% of this increase was attributable to the RDC Properties. The remaining increase was primarily a result of increases at the Mark Plaza and Ledgewood Mall.

     Percentage rents decreased $532,000, or 17%, to $2.7 million for 1998 compared to $3.2 million for 1997 primarily as a result of the impact from the Company adopting the Emerging Issue Task Force ("EITF") Issue No. 98-9 "Accounting for Contingent Rent in Interim Financial Periods" as of April 1, 1998.

     Expense reimbursements of $8.6 million for 1998, which represent the pass-through of certain property expenses to the tenants, increased $2.0 million, or 31%, from $6.6 million for 1997 of which $2.1 million of the increase was a result of the RDC Properties.

     Other income increased $511,000, or 50%, to $1.5 million for 1998 compared to $1.0 million for 1997. $240,000 of this increase was attributable to third party management fees earned related to certain management contracts acquired in connection with the RDC Transaction. The remaining increase was primarily attributable to the RDC Properties and an increase in interest earning assets in 1998.

     Total 1998 operating expenses increased $15.7 million, or 51%, to $46.5 million compared to $30.8 million in 1997.

     Property operating expenses increased $5.2 million, or 57%, to $14.2 million for 1998 from $9.0 million for 1997. $4.1 million, or 79% of this increase was attributable to the RDC Properties. The remaining increase was primarily due to (i) the recording of reserves of $250,000 against unbilled rents receivable ("straight-line rent") for certain leases with Penn Traffic, which filed for Chapter 11 protection under bankruptcy law in March of 1999,
(ii) an increase in estimated claims of $450,000 related to the Company's property liability insurance policies offset by (iii) the reversal of a $245,000 reserve for environmental remediation costs for the Cloud Springs Plaza in 1997 following notification from the Georgia Department of Natural Resources that contamination exceeding a reportable quantity had not occurred.

     Real estate taxes increased $1.8 million, or 32%, to $7.5 million for 1998 from $5.7 million for 1997 of which $1.7 million of the increase was due to the RDC Properties.

     Depreciation and amortization increased $2.0 million, or 15%, to $15.8 million for 1998 from $13.8 million for 1997 of which $1.9 million of the increase was attributable to the RDC Properties.

     General and administrative expense increased $2.0 million, or 88%, to $4.4 million for 1998 from $2.4 million for 1997 which was primarily attributable to additional staffing and administrative costs following the RDC Transaction.

     Non-recurring charges of $2.2 million in 1998 were related primarily to payments made to certain officers and key employees pursuant to change in control provisions of employment contracts, severance paid to the Former

Principal Shareholder, retention bonuses for certain employees and RDC Transaction-related consulting and professional fees.

     Settlement of litigation of $2.4 million in 1998 resulted from the agreement between the Company and its former President whereby the Company paid $1.0 million in 1998 and recorded a liability of $1.4 million based on future contractual payments to be made commencing April 1999 through January 2004.

     Equity in earnings of unconsolidated partnerships in 1998 are a result of the 49% interest in the Crossroads Shopping Center acquired by the Company in the RDC Transacton.

     The adjustment of carrying value of property held for sale represents a 1998 non-cash charge of $11.6 million to write-down three properties to their estimated net realizable value pursuant to a disposition plan. One of these properties was sold in 1998 for which an additional loss of $175,000 was recognized. A second property was sold in February 1999 and the Company has entered into a contract in March 1999 to sell the third property.

     Interest expense increased $2.9 million, or 19%, to $18.3 million in 1998, compared to $15.4 million in 1997 of which $2.8 of the increase was attributable to the RDC Properties.

     The $707,000 extraordinary loss is a result of the write-off of deferred financing fees as a result of the repayment of the related mortgage debt.

     Comparison of the year ended December 31, 1997 ("1997") to the year ended December 31, 1996 ("1996")

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

     Property operating expenses decreased $759,000, or 8%, to $9.0 million for 1997 from $9.8 million for 1996, primarily due to the establishment of a $425,000 reserve in 1996 for estimated environmental remediation costs and related consulting fees related to two properties and a decrease in winter related costs due to the comparatively mild winter experienced in the Northeast during 1997.

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

     General and administrative expense decreased $460,000, or 16%, to $2.4 million for 1997 from $2.8 million for 1996 primarily due to the write-off during 1996 of non-recurring costs totaling $492,000 as a result of the Company's decision to terminate certain acquisition and development activities.

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

LIQUIDITY AND CAPITAL RESOURCES

Acquisition of Properties and Related Transactions

     On August 12, 1998 the Company completed the RDC Transaction. In connection with the RDC Transaction, the Operating Partnership acquired (i) fee title or all, or substantially all, of the ownership interests in twelve shopping centers, five multi-family properties and one redevelopment property, (ii) a 49% interest in one shopping center, (iii) certain third party management contracts, and (iv) certain promissory notes from real estate investment partnerships and related entities, which are not under common control, in which RDC serves as general partner or in another similar management capacity, for approximately
11.1 million OP Units and approximately 2.0 million Common Shares valued at $97.2 million. In addition, the Company assumed mortgage debt aggregating $154.2 million and incurred other capitalized transaction costs of $5.8 million resulting in an aggregate purchase price of $257.2 million.

     As part of the RDC Transaction, the Company issued approximately 13.3 million Common Shares to the RDC Funds in exchange for $100.0 million. The proceeds from the issuance of Common Shares were used as follows:

Repayment of mortgage notes payable                                       $ 70.5
Repayment of note payable to Former
  Principal Shareholder                                                      3.0
Transaction costs allocable to stock issuance                                4.1
Transaction costs allocable to RDC properties,
  RDC management contracts and contributed notes                             4.5
Payment of liabilities assumed in connection
  with acquisition of RDC properties, RDC
  management contracts and contributed notes                                 1.3
Prepayment and assumption fees on mortgage
  notes                                                                      0.4
Contractual payments to Company management personnel
  pursuant to severance and change in control obligations
  and other RDC Transaction expenses                                         2.2
Additions to working capital                                                14.0
                                                                          ------
                                                                          $100.0
                                                                          ======

     On February 24, 1999, the Company purchased a 154,000 square foot community shopping center in Dayton, Ohio for $11.5 million. The center which is 97% leased is anchored by Babies `R Us, Office Depot and Pier One Imports. The Company assumed an existing mortgage of $7.7 million and funded the remaining $3.8 of the acquisition cost from working capital.

Financing and Debt

     On January 28, 1998, the Company completed a closing on a construction loan with Royal Bank of Pennsylvania in the maximum amount of $3.5 million. The loan, which was secured by one of the Company's properties, was retired on August 12, 1998 using the proceeds from the RDC Transaction.

     On June 1, 1998, the Company closed on $20.7 million in short-term financing with Credit Suisse First Boston Mortgage Capital LLC ("CS First Boston"). Approximately $9.9 million was used to refinance existing debt and pay for transaction costs, $1.0 million was used to acquire the building and other improvements constituting the Blackman Plaza, $326,000 was deposited in escrows, $5.5 million was available for working capital, and the remaining $4.0 million was unfunded. At closing, the Company paid $1.5 million from this available working capital to Pharmhouse Corp., a tenant at the Ledgewood Mall which had obtained an injunction against the installation of Walmart at the mall based on certain exclusive use provisions contained in Pharmhouse Corp.'s lease. As a result of this settlement, the Company proceeded with the installation of Walmart in approximately 120,000 square feet at the property. Proceeds from the RDC Transaction were used to repay this loan in full on August 12, 1998.

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

     As of December 31, 1998, the Company had an aggregate $52.5 million of borrowings from Sun America Life Insurance Company which was assumed in connection with the RDC Transaction. Approximately $43.8 million of these loans are cross-collateralized by five of the Company's properties, bear interest at a fixed rate of 7.75%, require monthly payments of interest and principal amortized over 25 years and mature in January 2001. The remaining loan in the amount of $8.7 million is collateralized by one of the Company's properties, bears interest at 7.75%, matures June 1999 and requires principal amortization payments over a 25 year period. Each of the loans contain yield maintenance provisions.

     The Company had other fixed rate mortgage debt assumed in connection with the RDC Transaction with two separate lenders aggregating $22.5 million as of December 31, 1998. These loans, which are secured by two of the Company's properties, bear interest ranging from 7.73% to 8.32%, require monthly payments of interest and principal amortized over 25 years and mature between December 1999 and March 2004.

     As of December 31, 1998, the Company also had variable rate mortgage debt assumed in connection with the RDC Transaction with three separate lenders aggregating $30.0 million. These loans, which are secured by three of the Company's properties, require monthly payment of interest based on LIBOR plus spreads ranging from 1.25% to 1.78% or the lender's commercial paper rate plus 2.75% and mature between January 2002 and December 2002. At December 31, 1998, the all-in rates ranged from 6.88% to 8.02%.

     As of December 31, 1998 interest on the Company's mortgage indebtedness ranged from 6.9% to 9.1% with maturities that ranged from June 1999 to March 2022. Of the total outstanding debt, $247.5 million, or 89%, was carried at fixed interest rates with a weighted average of 8.4% and $30.1 million, or 11%, was carried at variable rates with a weighted average of 7.3%. Of the total outstanding debt, $108.0 million will become due by 2000, with scheduled maturities of $13.1 million at a weighted average interest rate of 7.7% in 1999 and $94.9 million with a weighted average interest rate of 8.5% in 2000. As the Company does not anticipate having sufficient cash on hand to repay such indebtedness, it will need to refinance this indebtedness or select other alternatives based on market conditions at that time.

Property Development and Expansion

     In connection with the RDC Transaction, the Company acquired a 39,744 square foot retail and residential building located in Greenwich, Connecticut. The building, which is currently vacant, is being completely refurbished, and when fully completed (anticipated for late 1999) will consist of approximately 17,000 square feet of retail space and 21 apartments (approximately 15,000 square feet). Approximately 12,300 square feet of retail space has been pre-leased to a national tenant who is expected to commence paying rent in the second quarter of 1999. As of December 31, 1998 costs incurred to date were $12.1 million. The Company expects that an additional $3.4 million will be required to complete this project.

     The Company has substantially completed the redevelopment and expansion of a 100,252 square foot retail center located in Rocky Hill, Connecticut. The center, which was also acquired in the RDC Transaction, is anchored by a 41,665 square foot Waldbaum's (A&P) Supermarket that expanded to 64,665 square feet in 1999 and an adjacent 92,500 square foot Walmart (formerly Caldors) which is not owned by the Company. The renovation also included a new parking lot and exterior facade. The Company expects that $2.1 million will be required to complete this project.

   The Company completed the installation of Walmart and Circuit City in approximately 121,000 and 33,000 square feet, respectively, in the Ledgewood Mall in Ledgewood, New Jersey. Both tenants commenced paying rent during the first quarter of 1999. Remaining costs estimated to be paid for these projects total $4.0 million.

   For the remaining portfolio, the Company currently estimates that capital outlays of approximately $5.1 million will be required in 1999 for tenant improvements, related renovations and other property improvements related to executed leases.

   Sources of capital for funding property development, property expansion and renovation and future property acquisitions are expected to be obtained from additional debt financings, additional equity offerings and from sales of existing properties. As of December 31, 1998, the Company also had cash available of $15.2 million as well as 12 properties which are currently unencumbered and therefore available as potential collateral for future borrowings.

   The Company has generated additional working capital to fund the foregoing activities from the sale of the Normandale Mall in Montgomery, Alabama in December 1998 and the Searstown Mall in Titusville, Florida in February of 1999 for total net proceeds of $4.9 million after the related selling costs.

   The Company anticipates that cash flow from operating activities will continue to provide adequate capital for all debt service payments, recurring capital expenditures and REIT distribution requirements.

         The Company, along with most industry analysts, consider funds from operations("FFO") as defined by the National Association of Real Estate Investment Trusts ("NAREIT")as an appropriate supplemental measure of operating performance. However, FFO does not represent cash generated from operations as defined by generally accepted accounting principles and is not indicative of cash available to fund cash needs. It should not be considered as an alternative to net income for the purpose of evaluating the Company's performance or to cash flows as a measure of liquidity. Generally, NAREIT defines FFO as net income
(loss) before gains (losses) on sales of property, non-recurring charges and extraordinary items, adjusted for certain non-cash charges, primarily depreciation, amortization of capitalized leasing costs and equity income (loss) from joint ventures, and the addition of the proportionate share of FFO of unconsolidated joint ventures determined on a consistent basis.

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                              FUNDS FROM OPERATIONS
                 For the Years Ended December 31, 1998 and 1997
                      (In thousands except per share data)
                                                 For the year ended December 31,
                                                      1998            1997
         Revenue
Minimum rents(a)                                     $47,156         $33,360
Percentage rents                                       2,651           3,183
Expense reimbursements                                 8,967           6,632
Other                                                  1,557           1,014
                                                     -------         -------
         Total revenue                                60,331          44,189
                                                     -------         -------
         Expenses
Property operating(b)                                 13,775           9,113
Real estate taxes                                      7,758           5,691
General and administrative                             4,398           2,339
                                                     -------         -------
         Total operating expenses                     25,931          17,143
                                                     -------         -------
Operating income                                      34,400          27,046
Interest expense                                      18,803          15,444
Amortization of deferred
 financing costs                                         674             567
Depreciation of non-real
 estate assets                                           203             208
                                                     -------         -------
Funds from operations                                $14,720         $10,827
                                                     =======         =======
Funds from operations
 per share (c)                                       $  0.72         $  1.06
                                                     =======         =======

Reconciliation of funds from
 operations to net loss

Funds from operations above                          $ 14,720        $ 10,827

Depreciation of real estate and
  amortization of leasing costs                       (15,156)        (12,993)
Straight-line rents and
  related write-offs (net)                                353             176
Loss on sale of property                                 (175)            (12)
Adjustment of carrying value
  of property held for sale                           (11,560)           --
Non-recurring RDC Transaction
  related charges                                      (2,249)           --
Settlement of litigation                               (2,358)           --
Adjustment (reserve) for
  environmental remediation costs                         (88)            245
Extraordinary item, write-off of
  deferred financing costs                               (707)           --
Minority interest                                       3,348             217
Other non-cash adjustments                                (26)            (24)
                                                     --------        --------
Net loss                                             $(13,898)       $ (1,564)
                                                     ========        ========
         Net loss per share
         - basic and diluted (d)                     $  (0.91)       $  (0.18)
                                                     ========        ========

(a)      Excludes income from straight-lining of rents.
(b) Represents all expenses other than depreciation, amortization, write-off of unbilled rent receivables recognized on a straight-line basis, the non-cash charge for compensation expense related to the Company's restricted share plan and certain non-recurring expenses.
(c) Assumes full conversion of 11,184,143 and 1,623,000 OP Units into Common Shares of the Company for the years ended December 31, 1998 and 1997, respectively, for a total weighted average of Common Shares and OP Units of 20,458,777 and 10,174,930, respectively.
(d) Net loss per share (basic and diluted) is computed based on the weighted average number of shares outstanding for the years ended December 31, 1998 and 1997 of 15,205,962 and 8,551,930, respectively.

HISTORICAL CASH FLOW
   The following discussion of historical cash flow compares the Company's cash flow for the year ended December 31, 1998 ("1998") with the Company's cash flow for the year ended December 31, 1997 ("1997").

   Net cash provided by operating activities decreased from $13.2 million for 1997 to $12.2 million for 1998. This variance was primarily attributable to the payment of non-recurring expenses in connection with the RDC Transaction offset by changes in operating assets and liabilities.

   Investing activities used $24.8 million during 1998, representing a $14.3 million increase from $10.5 million of cash used during 1997, which was primarily a result of increased expenditures for real estate and improvements associated primarily with the Company's retenanting, expansion and development activities.

   Net cash provided by financing activities of $26.5 million increased $31.9 million compared to $5.4 million used during 1997. The increase resulted primarily from $95.9 million of net proceeds from the issuance of Common Shares and a $9.6 million reduction in dividends and distributions paid in 1998. This was partially offset primarily by additional cash of $65.7 million used in 1998 for the repayment of debt and a $6.0 million decrease in cash provided by additional borrowings.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (the "Statement"), which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt the Statement effective January 1, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.

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

   Information technology and related costs: The Company's information technology systems generally consist of file servers, workstations, operating systems and applications which are all purchased systems. The Company's assessment and testing of these systems has revealed that they are Y2K compliant. Furthermore, during 1998, the Company completed the installation of additional hardware and software (purchased systems)related to its accounting systems which are Y2K compliant as well. These hardware and accounting software upgrade and conversions are being executed under maintenance and support agreements with vendors. The total cost of the accounting conversion was approximately $200,000.

   Non-information technology and related costs: Non-information technology consists mainly of facilities management systems such as telephone, utility and security systems for its properties. The Company is in the process of identifying date sensitive systems and equipment including HVAC units, telephones, security systems and alarms, fire and flood warning systems and general office systems at its properties. Assessment and testing of these systems is approximately 50% complete and is expected to be completed by no later than the second quarter of 1999. The identification and remediation of systems at the properties is being accomplished by Company personnel with the assistance of consultants, for which both costs are being recorded as normal operating expense. Based on preliminary assessment the cost of any upgrades or replacement is not expected to be significant.

   Third parties and related costs: The Company has begun assessment of major third parties' Y2K readiness including tenants, contractors and key suppliers of outsourced services including, property maintenance, stock transfer, debt servicing, banking collection and disbursement, payroll and benefits. Some of these third parties are publicly traded corporations subject to disclosure requirements for which the Company currently monitors Y2K disclosures in SEC filings. The majority of the Company's private vendors are small suppliers that the Company believes can manually execute their business and are readily replaceable. Management also believes there is no material risk of being unable to procure necessary supplies and services. The Company has requested all significant vendors and tenants to complete Y2K questionnaires and to date has not received any response from such third parties indicating that they have a significant Y2K problem. Third party assessment is approximately 50% complete and expected to be completed by the second quarter of 1999. The assessment of third party readiness is being conducted by Company personnel whose costs are recorded as normal operating expenses. The Company is not yet in a position to estimate the cost of third party compliance issues to the Company, but has no reason to believe that such costs will be material.

   Risks: The principal risk to the Company relating to the implementation of its accounting system hardware and software upgrades is failure to correctly bill tenants by December 31, 1999 and pay invoices when due. Management believes it has adequate resources, or could obtain the needed resources, to manually bill tenants and pay bills until the systems become operational.

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

   The principal risks to the Company in its relationship with third parties are failure of third party systems used to conduct business such as: disruption of tenant operations at the properties; banks being unable to process receipts and disbursements; vendors being unable to supply needed materials and services to the Company's properties; and processing of outsourced employee payroll. Based on Y2K compliance work done to date, the Company has no reason to believe that key tenants, banks and suppliers will not be Y2K compliant in all material respects or cannot be replaced within an acceptable timeframe.

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

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's primary market risk exposure is to changes in interest rates related to the Company's mortgage debt. See the consolidated financial statements and notes thereto included in Item 8 of this Annual Report on Form 10-K for certain quantitative details related to the Company's mortgage debt.

Currently, the Company manages its exposure to fluctuations in interest rates primarily through the use of fixed-rate debt. As of December 31, 1998, the Company had total mortgage debt of $277.6 million of which $247.5, or 89%, is fixed-rate and $30.1 million, or 11%, is variable-rate based upon either LIBOR or the lender's commercial paper rate, plus certain spreads. The Company may seek variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, the Company would consider hedging against the interest rate risk related to such variable-rate debt through interest rate swaps and protection agreements, or other means.

ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary data listed in items 14(a)(1) and 14(a)(2) hereof are incorporated herein by reference.


ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                         PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         This item is incorporated by reference from the definitive proxy statement for the Annual Meeting of Shareholders presently scheduled to be held on June 16, 1999, to be filed pursuant to Regulation 14A.

ITEM 11  EXECUTIVE COMPENSATION

         This item is incorporated by reference from the definitive proxy statement for the Annual Meeting of Shareholders presently scheduled to be held on June 16 1999, to be filed pursuant to Regulation 14A.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         This item is incorporated by reference from the definitive proxy statement for the Annual Meeting of Shareholders presently scheduled to be held on June 16, 1999, to be filed pursuant to Regulation 14A.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         This item is incorporated by reference from the definitive proxy statement for the Annual Meeting of Shareholders presently scheduled to be held on June 16, 1999, to be filed pursuant to Regulation 14A.

                          PART IV
ITEM 14  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AMD REPORTS ON FORM 8-K

(a)      1.       Financial Statements -                       Form 10-K
                  The following consolidated financial         Report Page
                  information is included as a separate
                  section of this annual report on
                  Form 10-K

                      ACADIA REALTY TRUST
               INDEX OF FINANCIAL STATEMENTS
Report of Independent Auditors                                      F-2
Consolidated Balance Sheets as of
December 31, 1998 and 1997                                          F-3
Consolidated Statements of Operations for the
years ended December 31, 1998, 1997 and 1996                        F-4
Consolidated Statements of Shareholders'
Equity for the years ended December 31, 1998,
1997 and 1996                                                       F-5
Consolidated Statements of Cash Flows for
the years ended December 31, 1998, 1997 and 1996                    F-6
Notes to Consolidated Financial Statements                          F-9

         2.       Financial Statement Schedules
                  Schedule III - Real Estate and
                  Accumulated Depreciation                          F-33

                  All other schedules are omitted since
                  the required information is not present
                  or is not present in amounts sufficient
                  to require submission of the schedule.

         3.       Exhibits

Exhibit No.

3.1(a)            Declaration of Trust                        Incorporated by reference
                  of the Company, as                          to the copy thereof filed as
                  amended                                     an exhibit to the Company's
                                                              Form 10-K filed for the fiscal
                                                              Year ended December 31, 1994

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

3.1(b)            Fourth Amendment to                         Incorporated by reference to
                  Declaration of Trust                        the copy thereof filed as an
                                                              Exhibit to Company's Form
                                                              10-Q filed for the quarter
                                                              ended September 30, 1998

10.1(a)           Agreement of Limited                        Incorporated by reference to
                  Partnership of the                          the copy thereof filed as an
                  Operating Partnership                       exhibit to Amendment No. 3 to
                                                              the Company's Form S-11

10.1(b)           First, Second                               Filed herewith
                  and Third Amendments to
                  the Agreement of Limited
                  Partnership of the
                  Operating Partnership

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

10.3(f)           Second Amended and                          Incorporated by reference to
                  Restated Assumption                         the copy thereof filed as an
                  Extension and Loan                          exhibit to the Company's Form
                  Agreement between the                       10-Q filed for the quarter
                  Company and Fleet                           ended March 31, 1998
                  National Bank

10.4              Acquisition Option                          Incorporated by reference to
                  Agreement between                           the copy thereof filed as an
                  the Company and                             exhibit to Amendment No. 3
                  Marvin L. Slomowitz                         to the Company's Form S-11

10.5(a)           Option Agreement                            Incorporated by reference
                  between the Company                         to the copy thereof filed
                  and the Former Principal                    as an exhibit to Amendment
                  Shareholder allowing                        No. 3 to the Company's Form
                  the Company to acquire                      S-11
                  certain properties
                  from the Former Principal
                  Shareholder

10.5(b)           Amendment to the Option                     Incorporated by reference
                  Agreement between the                       to the copy thereof filed as
                  Company and the Former                      an exhibit to the Company's
                  Principal Shareholder                       Form 10-K filed for the fiscal
                                                              year ended December 31, 1993

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

10.5(f)           Option Agreement                            Incorporated by reference to
                  between the Company                         the copy thereof filed as an
                  and Former Principal                        exhibit to the Company's Form
                  Shareholder allowing                        10-Q filed for the quarter
                  the Company to acquire                      ended June 30, 1996
                  a certain property from
                  the Former Principal
                  Shareholder

10.5(g)           First Amendment to                          Incorporated by reference to
                  Agreement of Sale and                       the copy thereof filed as an
                  Purchase (Hudson, NY)                       exhibit to the Company's Form
                  between the Company                         10-Q filed for the quarter
                  and Former Principal                        ended June 30, 1996
                  Shareholder


10.5(h)           Option Purchase                             Incorporated by reference to
                  Agreement between the                       the copy thereof filed as an
                  Company and the Former                      exhibit to the Company's
                  Principal Shareholder                       Form 10-K filed for the fiscal
                  Allowing the Company to                     year ended December 31, 1997
                  Acquire a certain
                  property from the
                  Former Principal
                  Shareholder

10.5(i)           Termination of Option                       Incorporated by reference to
                  to Purchase (Lewisburg)                     the copy thereof filed as an
                  between the Company and                     exhibit to the Company's
                  the Former Principal                        Form 10-K filed for the fiscal
                  Shareholder                                 year ended December 31, 1997

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

10.15             Agreement of Purchase                       Incorporated by reference
                  and Sale between the                        to the copy thereof filed as
                  Operating Partnership                       an exhibit to the Company's
                  and Manahawkin Route 72                     Form 8-K filed on
                  L.P. dated November 23,                     December 30, 1993
                  1993


10.16             Agreement of Purchase                       Incorporated by reference
                  and Sale between the                        to the copy thereof filed as
                  Operating Partnership                       an exhibit to the Company's
                  And Twenty-Fifth                            Form 8-K filed on
                  Street Associates, L.P.                     December 30, 1993
                  dated November 23, 1993

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

10.17(f)          Fifth Amendment to                          Incorporated by reference to
                  Revolving Credit Loan                       the copy thereof filed as an
                  Agreement between the                       exhibit to the Company's Form
                  Company and Mellon                          10-K filed for the fiscal
                  Bank, N.A.                                  year ended December 31, 1997


10.17 (g)         Sixth Amendment to                          Incorporated by reference to
                  Revolving Credit Loan                       the copy thereof filed as an
                  Agreement between the                       exhibit to the Company's Form
                  Company and Mellon                          10-Q filed for the quarter
                  Bank, N.A.                                  ended June 30, 1998

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

10.22(c)          First Amendment to the                      Incorporated by reference to
                  Indenture of Mortgage,                      the copy thereof filed as an
                  Deed of Trust, Security                     exhibit to the Company's Form
                  Agreement, Financing                        10-Q filed for the quarter
                  Statement, Fixture                          ended September 30, 1998
                  Filing and Assignment
                  of Lease, Rents and
                  Security Deposits
                  Between the Company and
                  GMAC Commercial
                  Mortgage Corporation

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


10.25             Agreement of Sale                           Incorporated by reference
                  of Newberry Plaza                           to the copy thereof filed as
                  between the Operating                       an exhibit to the Company's
                  Partnership and                             Form 10-K filed for the fiscal
                  Ronnie W. Cromer,                           year ended December 31, 1996
                  William B. Rush,
                  Earl H. Berger, Jr.
                  Rodney S. Griffin and
                  William W. Reiser, Jr.

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

10.27(a)          Mortgage and Security                       Incorporated by reference
                  Agreement between the                       to the copy thereof filed
                  Company and Royal Bank                      as an exhibit to the Company's
                  of Pennsylvania                             Form 10-K filed for the fiscal
                                                              year ended December 31, 198

10.27(b)          Promissory Note between                     Incorporated by reference to
                  the Company and Royal                       the copy thereof filed as an
                  Bank of Pennsylvania                        exhibit to the Company's
                                                              Form 10-K filed for the fiscal
                                                              year ended December 31, 1998

10.28(a)          Loan agreement between                      Incorporated by reference to
                  the Company and Credit                      the copy thereof filed as an
                  Suisse First Boston                         exhibit to the Company's
                  Mortgage Capital, LLC                       Form 10-Q filed for the quarter ended
                                                              June 30, 1998

10.28(b)          Mortgage note between                       Incorporated by reference to
                  the Company and Credit                      the copy thereof filed as an
                  Suisse First Boston                         exhibit to the Company's
                  Mortgage Capital, LLC                       Form 10-Q filed for the
                                                              Quarter ended June 30, 1998

10.29             Mortgage note between                       Incorporated by reference to
                  the Company and Credit                      the copy thereof filed as an
                  Suisse First Boston                         exhibit to the Company's
                  Mortgage Capital, LLC                       Form 10-Q filed for the
                                                              Quarter ended June 30, 1998


 10.30            Contribution and Share                      Incorporated by reference to
                  Purchase Agreement                          the copy thereof filed as an
                  with RD Capital, Inc.                       exhibit to the Company's
                                                              Form 8-K filed on
                                                              April 20, 1998

 10.31            Severance and                               Filed herewith
                  Consulting Agreement
                  For Marvin L. Slomowitz

 10.32            Settlement agreement                        Incorporated by reference to
                  between the Company                         the copy thereof filed as an
                  and Jack Wertheimer                         exhibit to the Company's
                                                              Form 8-K filed on
                                                              January 5, 1999

*10.33            Employment agreement                        Filed herewith
                  between the Company
                  and Ross Dworman

*10.34            Employment agreement                        Filed herewith
                  between the Company
                  and Kenneth F. Bernstein

 21               List of Subsidiaries                        Filed herewith
                  of Acadia Realty Trust

 23               Consent of Independent                      Filed herewith
                  Auditors to Form S-3
                  and Form S-8

 27               Financial Data Schedule                     Filed herewith
                  (EDGAR filing only)

* Constitutes a compensatory plan or arrangement required to be filed as an exhibit to this Form.

(b)      Reports on Form 8-K filed during the quarter ended December 31, 1998

  Date of Report
(Date of Earliest
  Event Reported)        Item Reported                Date Filed
------------------       -------------                ----------
August 12, 1998          The consummation             October 20, 1998
                         and closing of the           (Amended)
                         RDC Transaction

December 31, 1998        Settlement agreement         January 5, 1999
                         between the Company
                         and Jack Wertheimer

                         SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                    ACADIA REALTY TRUST
                       (Registrant)

                 By: /s/  Ross Dworman
                     ----------------------------
                          Chairman and
                          Chief Executive Officer

Dated:  March 30, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                          Title                            Date
---------                          -----                            ----
/s/Ross Dworman                    Chairman,                    March 30, 1999
---------------------------        Chief Executive
  (Ross Dworman)                   Officer and Trustee
                                   (Principal Executive
                                   Officer)

/s/Kenneth F.Bernstein             President and                March 30, 1999
---------------------------        Trustee
  (Kenneth F.Bernstein)

/s/Perry S. Kamerman               Senior Vice President        March 30, 1999
---------------------------        of Finance (Principal
  (Perry S. Kamerman)              Financial and Accounting
                                   Officer)



/s/Martin L. Edelman               Trustee                      March 30, 1999
---------------------------
  (Martin L. Edelman, Esq.)

/s/Gregory A. White                Trustee                      March 30, 1999
---------------------------
  (Gregory A. white)

/s/Marvin J. Levine                Trustee                      March 30, 1999
---------------------------
  (Marvin J. Levine, Esq)

/s/Lawrence J. Longua              Trustee                      March 30, 1999
---------------------------
  (Lawrence J. Longua)

/s/Marvin L. Slomowitz             Trustee                      March 30, 1999
---------------------------
  (Marvin L. Slomowitz)

EXHIBIT INDEX

         The following is an index to all exhibits filed with the Annual Report on Form 10-K other than those incorporated by reference herein:

Exhibit           Description                                       Page
Number

10.1a             First, Second
                  and Third Amendments to
                  the Agreement of Limited
                  Partnership of the
                  Operating Partnership

10.31             Severance and
                  Consulting Agreement
                  For Marvin L. Slomowitz

10.33             Employment agreement
                  between the Company
                  and Ross Dworman

10.34             Employment agreement
                  between the Company
                  and Kenneth F. Bernstein

21                List of Subsidiaries
                  of Acadia Realty Trust

23                Consent of Independent
                  Auditors to Form S-3
                  and Form S-8

27                Financial Data Schedule
                  (EDGAR filing only)

             ACADIA REALTY TRUST AND SUBSIDIARIES
                INDEX TO FINANCIAL STATEMENTS

I.       ACADIA REALTY TRUST

         Report of Independent Auditors                   F-2
         Consolidated Balance Sheets as of
         December 31, 1998 and 1997                       F-3
         Consolidated Statements of Operations
         for the years ended December 31, 1998,
         1997 and 1996                                    F-4
         Consolidated Statements of Shareholders'
         Equity for the years ended December 31, 1998,
         1997 and 1996                                    F-5
         Consolidated Statements of Cash Flows for
         the years ended December 31, 1998, 1997
         and 1996                                         F-6
         Notes to Consolidated Financial Statements       F-9
         Schedule III - Real Estate and Accumulated
         Depreciation                                     F-33

                    REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Trustees of
Acadia Realty Trust

We have audited the accompanying consolidated balance sheets of Acadia Realty Trust (a Maryland Trust) and subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Acadia Realty Trust and subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                        /s/ ERNST & YOUNG LLP
New York, New York
March 15, 1999
                                       F-2

Part I.  Financial Information
Item 1.  Financial Statements

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)

                                                               December 31,
                                                            1998         1997
            ASSETS
Real estate
     Land                                                 $ 76,136     $ 30,855
     Buildings and improvements                            452,300      274,165
     Properties under development                           22,813        6,668
                                                          --------     --------
                                                           551,249      311,688
     Less: accumulated depreciation                         87,202       83,326
                                                          --------     --------
         Net real estate                                   464,047      228,362
Property held for sale                                       7,073           --
Cash and cash equivalents                                   15,183        1,287
Cash in escrow                                              12,650        7,906
Investments in unconsolidated
  partnerships                                               7,516           --
Rents receivable, net                                        6,006        4,802
Prepaid expenses                                             2,797        1,241
Due from related parties                                        --          177
Deferred charges, net                                       11,461        9,710
Other assets                                                 1,779        1,015
                                                          --------     --------
                                                          $528,512     $254,500
                                                          ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgage notes payable                                    $277,561     $183,943
Accounts payable and accrued expenses                       10,673        7,553
Due to related parties                                         176           --
Note payable to Former
  Principal Shareholder                                         --        3,050
Other liabilities                                            3,817        1,910
                                                          --------     --------
         Total liabilities                                 292,227      196,456
                                                          --------     --------
Minority interest in Operating
     Partnership                                            79,344        9,244
Minority interests in majority
     owned partnerships                                      2,350           --
                                                          --------      --------
         Total minority interests                           81,694        9,244
                                                          --------      --------
Shareholders' equity:
     Common shares, $.001 par value,
     authorized 100,000,000 and
     50,000,000 shares, respectively,
     issued and outstanding 25,419,215
     and 8,554,177 shares, respectively                         25            9
Additional paid-in capital                                 170,746       51,073
Deficit                                                    (16,180)      (2,282)
                                                          --------     --------
         Total shareholders' equity                        154,591       48,800
                                                          --------     --------
                                                          $528,512     $254,500
                                                          ========     ========
                             See accompanying notes

                 ACADIA REALTY TRUST AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except per share amounts)

                                               Year ended December 31,
                                           1998          1997         1996
                                           ----          ----         ----
Revenues
   Minimum rents                         $ 46,940      $ 33,669     $ 33,695
   Percentage rents                         2,651         3,183        2,795
   Expense reimbursements                   8,655         6,632        6,559
   Other                                    1,525         1,014          747
                                         --------      --------     --------
   Total revenues                          59,771        44,498       43,796
                                         --------      --------     --------
Operating Expenses
   Property operating                      14,182         9,013        9,772
   Real estate taxes                        7,536         5,691        5,285
   Depreciation and amortization           15,795        13,768       13,398
   General and administrative               4,409         2,351        2,811
   Non-recurring charges                    2,249            --           --
   Settlement of litigation                 2,358            --           --
                                         --------      --------     --------
   Total operating expenses                46,529        30,823       31,266
                                         --------      --------     --------
Operating income                           13,242        13,675       12,530
Equity in earnings of un-
   consolidated partnerships                  256            --           --
(Loss) gain on sale of property              (175)          (12)         21
Adjustment of carrying
   value of property held
   for sale                               (11,560)          --          (392)
Interest expense                          (18,302)      (15,444)     (12,733)
                                         --------      --------     --------
Loss before extraordinary
  item and minority
  interest                                (16,539)       (1,781)        (574)
Extraordinary item -
  loss on early
  extinguishment of debt                     (707)           --         (190)
Minority interest in Operating
  Partnership                               3,348           217           40
                                         --------      --------     --------
Net loss                                 $(13,898)     $ (1,564)    $   (724)
                                         ========      ========     ========

Net loss per Common Share:
Loss before
   extraordinary item                    $   (.86)     $   (.18)    $   (.06)
Extraordinary item                           (.05)           --         (.02)
                                         --------      --------     --------
Net loss per
   Common Share                          $   (.91)     $   (.18)    $   (.08)
                                         ========      ========     ========

                             See accompanying notes

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (In thousands, except per share amounts)


                                                          Common Shares                                                   Total
                                                          -------------               Additional        Retained       Shareholders'
                                                     Shares             Amount      Paid-in Capital       Deficit         Equity
                                                  ----------------------------------------------------------------------------------
Balance, December 31, 1995                         8,543,452              $ 9         $ 69,770           $      -         $ 69,779
Issuance of shares pursuant to the
  Company's restricted share plan                      5,365                -               57                  -               57
Loss before minority interest                              -                -                -               (764)            (764)
Distributions paid or declared
  to limited partners of the
  Operating Partnership                                    -                -           (2,435)                 -           (2,435)
Dividends paid or declared in
  excess of accumulated earnings
  ($1.44 per share)                                        -                -          (12,306)                 -          (12,306)
Minority interest's equity                                 -                -            2,435                 40            2,475
                                                  ----------              ---         --------           --------         --------
Balance, December 31, 1996                         8,548,817                9           57,521               (724)          56,806

Issuance of shares pursuant to the
  Company's restricted share plan                      5,360                -               52                  -               52
Adjustment to minority interest                            -                -                -                  6                6
Loss before minority interest                              -                -                -             (1,781)          (1,781)
Distributions paid to limited
  partners of the Operating
  Partnership                                              -                -           (1,285)                 -           (1,285)
Dividends paid in excess of
  accumulated earnings
  ($0.76 per share)                                        -                -           (6,500)                 -           (6,500)
Minority interest's equity                                 -                -            1,285                217            1,502
                                                  ----------              ---         --------           --------         --------
Balance, December 31, 1997                         8,554,177                9           51,073             (2,282)          48,800

Issuance of shares pursuant to the
  Company's restricted share plan                      3,800                -               29                  -               29
Conversion of 800,000 OP Units
  by limited partner of the Operating
  Partnership                                        800,000                1            4,367                  -            4,368
Issuance of 13,333,333 Common
  Shares in connection with the RDC
  Transaction, net of issuance costs              13,333,333               13           95,909                  -           95,922
Issuance of 1,989,048 Common Shares
  in connection with the RDC Transaction           1,989,048                1           13,965                  -           13,966
Conversion of 738,857 OP Units by
  limited partners of the Operating
  Partnership in connection with the
  RDC Transaction                                    738,857                1            5,403                  -            5,404
Loss before minority interest                              -                -                -            (17,246)         (17,246)
Minority interest's equity                                 -                -                -              3,348            3,348
                                                  ----------              ---         --------           --------         --------
Balance, December 31, 1998                        25,419,215              $25         $170,746           $(16,180)        $154,591
                                                  ==========              ===         ========           ========         ========

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (In thousands, except per share amounts)

                                                                               Year ended December 31,
                                                                     1998             1997              1996
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                          $(13,898)        $ (1,564)        $   (724)
Adjustments to reconcile net loss
  to net cash provided by operating activities:
Depreciation and amortization                                       15,795           13,768           13,398
Extraordinary item - loss on early extinguishment of debt              707               --              190
Minority interest                                                   (3,348)            (217)             (40)
Equity in income of unconsolidated partnerships                       (256)              --               --
Provision for bad debts                                              1,275              833              972
Loss (gain) on sale of property                                        175               12              (21)
Adjustment of carrying value of property held for sale              11,560               --              392
Other                                                                   29               52               57

Changes in assets and liabilities:
Rents receivable                                                    (2,495)            (679)            (580)
Prepaid expenses                                                    (1,556)             180              (69)
Due to/from related parties                                            163               26               31
Other assets                                                          (975)            (290)             641
Accounts payable and accrued expenses                                3,120            1,233             (756)
Other liabilities                                                    1,907             (117)             561
                                                                  --------         --------         --------
         Net cash provided by operating activities                  12,203           13,237           14,052
                                                                  --------         --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for real estate and improvements                      (23,253)         (10,558)         (16,642)
Investments in unconsolidated partnerships                            (861)              --               --
Net proceeds from sale of property                                   2,193            1,288               22
Payment of deferred leasing costs                                   (2,901)          (1,205)          (3,399)
                                                                  --------         --------         --------
         Net cash used in investing activities                     (24,822)         (10,475)         (20,019)
                                                                  --------         --------         --------


                      ACADIA REALTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (In thousands, except per share amounts)

                                                                               Year ended December 31,
                                                                     1998             1997              1996
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of Common Shares                      $  95,923         $     --         $     --
Principal payments on mortgages                                    (80,493)         (14,835)         (40,622)
Proceeds received on mortgage notes                                 19,877           25,955           61,617
Payment of note payable to Former Principal Shareholder             (3,050)              --               --
Net funding of escrows                                              (4,744)          (4,303)            (688)
Payment of deferred financing and other costs                         (967)            (757)          (2,415)
Dividends paid                                                          --           (9,577)          (9,229)
Distributions to minority interests                                    (31)          (1,870)          (1,852)
                                                                 ---------         --------         --------

   Net cash provided by (used in)financing activities               26,515           (5,387)           6,811
                                                                 ---------         --------         --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    13,896           (2,625)             844
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                         1,287            3,912            3,068
                                                                 ---------         --------         --------
CASH AND CASH EQUIVALENTS, END OF YEAR                           $  15,183         $  1,287         $  3,912
                                                                 =========         ========         ========
Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for interest, net of amounts
 capitalized of $857, $569, and $897, respectively               $  17,650         $ 15,502         $ 12,950
                                                                 =========         ========         ========
Supplemental Disclosures of Non-Cash Investing and
  Financing Activities:
The following activity was recorded in connection with
  the RDC Transaction (Note 1).
Real estate and investment in
  partnerships acquired                                          $(253,801)
Mortgage notes payable assumed                                     154,234
Operating partnership units issued                                  83,250
Common Shares issued                                                13,967
Minority interests in
  acquired properties                                                2,350
                                                                 ---------
Net Cash                                                         $      --
                                                                 =========

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (In thousands, except per share amounts)





In connection with the exercise of the Company's options to acquire and develop certain properties and the subsequent transactions as a result of certain resolutions with the Former Principal
  Shareholder, the following assets and liabilities were recorded:

                                                                        Year Ended December 31,
                                                                                 1996
Contingent liability due to Former Principal Shareholder
                                                                               $(6,155)
Establishment of note payable to Former Principal Shareholder                    3,030
                                                                               -------
Net decrease in cost of property acquired                                      $(3,125)
                                                                               =======



                             See accompanying notes

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

1. Organization, Basis of Presentation and Summary of Significant Accounting Policies

Acadia Realty Trust (the "Company"), formerly known as Mark Centers Trust, is a fully integrated and self-managed real estate investment trust ("REIT") focused primarily on the ownership, acquisition, redevelopment and management of neighborhood and community shopping centers, and multi-family properties.

All of the Company's assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership (the "Operating Partnership"), formerly known as Mark Centers Limited Partnership, and its majority owned subsidiaries. As of December 31, 1998, the Company controlled 69% of the Operating Partnership as the sole general partner.

As of December 31, 1998, the Company operated fifty-seven properties, which it owned or had an ownership interest in, consisting of forty-seven neighborhood and community shopping centers (two of which were held for sale as of December 31, 1998), three enclosed malls, one mixed use (retail/office) properties, five multi-family properties and one redevelopment property located in the Eastern and Midwestern regions of the United States.

Principles of Consolidation
The consolidated financial statements include the consolidated accounts of the Company and its majority owned subsidiaries, including the Operating Partnership. Non-controlling investments in partnerships are accounted for under the equity method of accounting as the Company exercises significant influence.

Use of Estimates
The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

Acquisition of Properties and Related Transactions
On August 12, 1998 the Company completed the transactions contemplated by the Contribution and Share Purchase Agreement dated April 15, 1998 (the "RDC Transaction") involving affiliates of RDC Capital, Inc. ("RDC"). In connection with the RDC Transaction, the Operating Partnership acquired (i) fee title to or all, or substantially all, of the ownership interests in twelve shopping centers, five multi-family properties and one redevelopment property, (ii) a 49% interest in one shopping center, (iii) certain third party management contracts, and (iv) certain promissory notes from real estate investment partnerships and related entities, which are not under common control, in which RDC serves as general partner or in another similar management capacity, for approximately
11.1 million Operating Partnership units ("OP Units") and approximately 2.0 million common shares of beneficial interest ("Common Shares") valued at $97,217. In addition, the Company assumed mortgage debt aggregating $154,234 and incurred other capitalized transaction costs of $5,757 resulting in an aggregate purchase price of $257,208. Pursuant to the terms of the RDC Transaction, the recipients of the OP Units and Common Shares are restricted, subject to certain limited exceptions, from selling or otherwise transferring such OP Units or Common Shares prior to the first anniversary of the closing of the RDC Transaction.

As part of the RDC Transaction, the Company issued approximately 13.3 million Common Shares to three real estate investment limited partnerships (collectively "RDC Funds"), in which affiliates of RDC serve as general partner, in exchange for $100,000. The proceeds from the issuance of Common Shares were used as follows:

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

Acquisition of Properties and Related Transactions, continued

Repayment of mortgage notes payable                 $ 70,509
Repayment of notes payable to Former Principal
  Shareholder                                          3,030
Transaction costs allocable to stock issuance          4,077
Transaction costs allocable to RDC properties,
  RDC management contracts and contributed notes       4,474
Payment of liabilities assumed in connection
  with acquisition of RDC properties, RDC
  management contracts and contributed notes           1,283
Prepayment and assumption fees on mortgage
  notes                                                  371
Contractual payments to Company management
  personnel pursuant to severance and change in
  control obligations and other RDC Transaction
  expenses                                             2,249
Additions to working capital                          14,007
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

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)


The Company has accounted for the RDC Transaction as (i) a purchase of properties and other related assets in exchange for OP Units and Common Shares and the assumption of certain mortgage debt and other liabilities using the purchase method of accounting and (ii) an issuance of Common Shares for cash. Accordingly, the accompanying consolidated financial statements include the operations of the properties acquired in the RDC Transaction from August 12, 1998 through December 31, 1998 (note 18).

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

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

Properties
Real estate assets are stated at cost less accumulated depreciation. Such carrying amounts are adjusted, if necessary, to reflect any impairment in the value of the assets. Expenditures for acquisition, development construction and improvement of properties, as well as significant renovations are capitalized. Interest costs are capitalized until construction is substantially complete. Depreciation is computed on the straight-line method over estimated useful lives of thirty to forty years for buildings and the shorter of the useful life or lease term of improvements, furniture, fixtures and equipment. Expenditures for maintenance and repairs are charged to operations as incurred.

Adjustment to Carrying Value of Property
Following the RDC Transaction, management adopted a plan to dispose of three under-performing properties (the Normandale Mall, Searstown Mall and Auburn Plaza). As a result, the Company recorded a non-cash charge of $11,560 to write-down these properties to their estimated net realizable value as the anticipated sales proceeds (net of selling costs) were expected to be insufficient to recover the associated carrying values. On December 30, 1998, the Company completed the sale of the Normandale Mall for $2,350 as part of this plan. As of December 31, 1998 two properties were listed with independent brokers and were being actively marketed for sale. One of these properties was sold in 1999 (note 19).

Deferred Costs
Fees and costs incurred in the successful negotiation of leases have been deferred and are being amortized on a straight-line basis over the terms of the respective leases. Fees and costs incurred in connection with obtaining financing have been deferred and are being amortized over the term of the related debt obligation.

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

Revenue Recognition
Leases with tenants are accounted for as operating leases. Minimum rents are recognized on a straight-line basis over the term of the respective leases. As of December 31, 1998 and 1997, unbilled rents receivable relating to straight-lining of rents were $2,163 and $1,652, respectively.

Percentage rents are recognized in accordance with the Emerging Issue Task Force ("EITF") of the Financial Accounting Standards Board Issue No. 98-9 "Accounting for Contingent Rent in Interim Financial Periods" which requires the lessor to defer income recognition for contingent rents in interim periods until the specified target, or in the case of percentage rent, the tenant sales breakpoint, is met. The Company adopted this EITF consensus on a prospective basis during the quarter ended June 30, 1998. Prior to this, the Company had accrued percentage rents in interim periods based on historical tenant sales.

Reimbursements from tenants for real estate taxes, insurance and other property operating expenses are recognized as revenue in the period the expenses are incurred.

An allowance for doubtful accounts has been provided against certain tenant accounts receivable which are estimated to be uncollectible. Rents receivable at December 31, 1998 and 1997 are shown net of an allowance for doubtful accounts of $1,854 and $972, respectively.

Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash and cash equivalents.

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

Cash in Escrow
Cash in escrow consists principally of cash held for real estate taxes, property maintenance, insurance, lease renewals, environmental remediation, and minimum occupancy and property operating income requirements at specific properties as required by certain loan agreements, as well as amounts funded for certain legal settlement amounts (note 15).

Minority Interest
Minority interest represents the limited partners' interest of 11,184,143 and 1,623,000 OP Units in the Operating Partnership at December 31, 1998 and 1997, respectively. In addition at December 31, 1998, minority interests also include an aggregate amount of $2,350 representing interests held by third parties in four of the properties acquired in the RDC Transaction in which the Company has a majority ownership position.

Non-Recurring Charges
In connection with the RDC Transaction, the Company incurred non-recurring costs of $2,249 related primarily to payments made to certain officers and key employees pursuant to change in control provisions of employment contracts, severance paid to the Former Principal Shareholder (note 6), retention bonuses for certain employees and transaction-related consulting and professional fees.

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

Income Taxes
The Company has made an election to be taxed, and believes it qualifies as a real estate investment trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. A REIT will generally not be subject to federal income taxation on that portion of its income that qualifies as REIT taxable income to the extent that it distributes at least 95% of its taxable income to its shareholders and complies with certain other requirements. Accordingly, no provision has been made for federal income taxes for the Company in the accompanying consolidated financial statements. The Company is subject to state income or franchise taxes in certain states in which some of its properties are located. These state taxes, which in total are not significant, are included in general and administrative expenses in the accompanying consolidated financial statements.

Earnings Per Common Share
For the years ended December 31, 1998, 1997 and 1996, basic earnings per share was determined by dividing the net applicable loss to common shareholders for the year by the weighted average number of Common Shares outstanding during each year consistent with the Financial Accounting Standards Board Statement No. 128. The weighted average number of shares outstanding for the years ended December 31, 1998, 1997 and 1996 were 15,205,962, 8,551,930 and 8,546,553, respectively.

Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Shares were exercised or converted into Common Shares or resulted in the issuance of Common Shares that then shared in the earnings of the Company. For the years ended December 31, 1998, 1997 and 1996 no additional shares were reflected as the impact would be anti-dilutive due to the net loss in such years.

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

Derivative Instruments
In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (the "Statement"), which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt the Statement effective January 1, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.

Reclassifications
Certain 1997 and 1996 amounts were reclassified to conform with the 1998 presentation.

2. Segment Reporting
In June,1997 the Financial Accounting Standards Board issued Statement No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information", which is effective for financial statements issued for periods beginning after December 15, 1997. SFAS 131 requires disclosures about segments of an enterprise and related information regarding the different types of business activities in which an enterprise engages and the different economic environments in which it operates

The Company has two reportable segments: retail properties and multi-family properties. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates property performance primarily based on net operating income before depreciation, amortization and certain nonrecurring items. The reportable segments are managed separately due to the differing nature of the leases and property operations associated with the retail versus residential tenants. All the multi-family units were acquired in 1998 as part of the RDC transaction. The following table sets forth certain segment information for the Company as of and for the years ended December 31, 1998, 1997 and 1996 (does not include unconsolidated partnerships):

                                                                                    1998
                                                                                    ----
                                                                Retail     Multi-Family     All
                                                              Properties    Properties     Other      Total
                                                              ----------   ------------    -----    --------
Revenues                                                       $ 53,507       $ 5,644      $ 620    $ 59,771
Property operating expenses and
  real estate taxes                                              19,573         2,145         --      21,718
Net property income before depreciation,
  amortization and certain nonrecurring items                    33,934         3,499        620      38,053
Depreciation and amortization                                    15,166           629         --      15,795
Interest expense                                                 16,685         1,606         11      18,302
Real estate at cost                                             470,438        80,811         --     551,249
Total assets                                                    439,280        81,716      7,516     528,512
Gross leasable area (multi-family - 2,273 units)                  8,931         2,039         --      10,970
Expenditures for real estate and improvements                    22,844           409         --      23,253

Revenues
Total revenues for reportable segments                         $ 60,204
Elimination of intersegment ground rent and
  management fee income                                            (433)
                                                               --------
Total consolidated revenues                                    $ 59,771
                                                               ========


Property operating expenses and real estate taxes
Total property operating expenses and real estate
  taxes for reportable segments                                $ 22,151
Elimination of intersegment ground rent and
  management fee expense                                           (433)
                                                               --------
Total consolidated expense                                     $ 21,718
                                                               ========

Reconciliation to loss before extraordinary
  item and minority interest
Net property income before depreciation,
  amortization and certain nonrecurring items                  $ 38,053
Depreciation and amortization                                   (15,795)
General and administrative                                       (4,409)
Non-recurring charges                                            (2,249)
Settlement of litigation                                         (2,358)
Equity in earnings of uncomsolidated
  partnerships                                                      256
(Loss) gain on sale of property                                    (175)
Adjustment of carrying value of property
  held for sale                                                 (11,560)
Interest expense                                                (18,302)
                                                               --------
Loss before extraordinary item and
  minority interest                                            $(16,539)
                                                               ========

                                                                                     1997
                                                                                     ----
                                                                 Retail     Multi-Family     All
                                                               Properties    Properties     Other      Total
                                                               ----------   ------------    -----    --------
Revenues                                                        $ 44,238      $   --        $ 260    $ 44,498
Property operating expenses and
  real estate taxes                                               14,704          --           --      14,704
Net property income before depreciation,
  amortization and certain nonrecurring items                     29,534          --          260      29,794
Depreciation and amortization                                     13,768          --           --      13,768
Interest expense                                                  15,435          --            9      15,444
Real estate at cost                                              311,688          --           --     311,688
Total assets                                                     254,500          --           --     254,500
Gross leasable area (multi-family - 2,273 units)                   7,265          --           --       7,265
Expenditures for real estate and improvements                     10,558          --           --      10,558

Revenues
Total revenues for reportable segments                          $ 44,931
Elimination of intersegment ground rent and
  management fee income                                             (433)
                                                                --------
Total consolidated revenues                                     $ 44,498
                                                                ========


Property operating expenses and real estate taxes
Total property operating expenses and real estate
  taxes for reportable segments                                 $ 15,137
Elimination of intersegment ground rent and
  management fee expense                                            (433)
                                                                --------
Total consolidated expense                                      $ 14,704
                                                                ========

Reconciliation to loss before extraordinary
  item and minority interest
Net property income before depreciation,
  amortization and certain nonrecurring items                   $ 29,794
Depreciation and amortization                                    (13,768)
General and administrative                                        (2,351)
Non-recurring charges                                                 --
Settlement of litigation                                              --
Equity in earnings of uncomsolidated
  partnerships                                                        --
(Loss) gain on sale of property                                      (12)
Adjustment of carrying value of property
  held for sale                                                       --
Interest expense                                                 (15,444)
                                                                --------
Loss before extraordinary item and
  minority interest                                             $ (1,781)
                                                                ========

                                                                                       1996
                                                                                       ----
                                                                   Retail     Multi-Family     All
                                                                 Properties    Properties     Other      Total
                                                                 ----------   ------------    -----    --------
Revenues                                                          $ 43,582       $   --       $ 214    $ 43,796
Property operating expenses and
  real estate taxes                                                 15,057           --          --      15,057
Net property income before depreciation,
  amortization and certain nonrecurring items                       28,525           --         214      28,739
Depreciation and amortization                                       13,398           --          --      13,398
Interest expense                                                    12,722           --          11      12,733
Real estate at cost                                                307,411           --          --     307,411
Total assets                                                       258,517           --          --     258,517
Gross leasable area (multi-family - 2,273 units)                     7,191           --          --       7,191
Expenditures for real estate and improvements                       16,642           --          --      16,642

Revenues
Total revenues for reportable segments                            $ 43,903
Elimination of intersegment ground rent and
  management fee income                                               (107)
                                                                  --------
Total consolidated revenues                                       $ 43,796
                                                                  ========


Property operating expenses and real estate taxes
Total property operating expenses and real estate
  taxes for reportable segments                                   $ 15,164
Elimination of intersegment ground rent and
  management fee expense                                              (107)
                                                                  --------
Total consolidated expense                                        $ 15,057
                                                                  ========

Reconciliation to loss before extraordinary
  item and minority interest
Net property income before depreciation,
  amortization and certain nonrecurring items                     $ 28,739
Depreciation and amortization                                      (13,398)
General and administrative                                          (2,811)
Non-recurring charges                                                   --
Settlement of litigation                                                --
Equity in earnings of uncomsolidated
  partnerships                                                          --
(Loss) gain on sale of property                                         21
Adjustment of carrying value of property
  held for sale                                                       (392)
Interest expense                                                   (12,733)
                                                                   -------
Loss before extraordinary item and
  minority interest                                                $  (574)
                                                                   =======

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

3. Deferred Charges

Deferred charges consist of the following as of December 31, 1998 and 1997:

                                                      1998          1997
                                                     -------       -------
Deferred financing costs                             $ 6,624       $ 6,382
Deferred leasing and other costs                      10,882         8,054
                                                     -------       -------
                                                      17,506        14,436
Accumulated amortization                              (6,045)       (4,726)
                                                     -------       -------
                                                     $11,461       $ 9,710
                                                     =======       =======

4. Mortgage Loans

Mortgage Notes Payable

At December 31, 1998, mortgage notes payable aggregated $277,561 and were collateralized by 43 properties and related tenant leases. Interest rates ranged from 6.88% to 9.11%. Mortgage payments are due in monthly installments of principal and/or interest and mature on various dates through 2022. The loan agreements contain customary representations, covenants and events of default. Certain loan agreements require the Company to comply with certain affirmative and negative covenants, including the maintenance of certain debt service coverage and leverage ratios. Additionally, the Former Principal Shareholder has personally quaranteed the repayment of mortgage loans with an aggregate balance of $41,000 at December 31, 1998 without consideration from the Company.

In connection with the properties acquired in the RDC Transaction, the Company assumed $154,234 of mortgage debt, of which $48,615 was retired using a portion of the proceeds from the issuance of Common Shares. Mortgage debt totaling $21,894, which was outstanding prior to the RDC Transaction, was also retired using a portion of the proceeds from the issuance of Common Shares.

                               ACADIA REALTY TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)

4. Mortgage Loans, continued

The following table summarizes the Company's mortgage indebtedness as of December 31, 1998 and 1997:

                                                              December 31,     December 31,                  Interest
                                                                  1998             1997                        Rate
                                                              ------------     ------------                  --------
                    Construction loans - Variable-rate
Firstrust Savings Bank                                           $     --         $  2,954
First Western Bank, N.A.                                               --            4,000

                  Mortgage notes payable - variable-rate
General Electric Capital Corp.                                      6,989               --      8.02% (Commercial paper rate +2.75%)
Fleet Bank, N.A.                                                    8,268               --              7.34% (LIBOR + 1.78%)
KBC Bank                                                           14,760               --              6.88% (LIBOR + 1.25%)
Mellon Bank                                                            --            2,759
                                                                 --------         --------
                         Total variable-rate debt                  30,017            9,713
                                                                 --------         --------

                    Mortgage notes payable - fixed rate

Sun America Life Insurance Company                                  8,717               --                      7.75%
The Manufacturers Life Insurance Company (USA)                      4,372               --                      7.73%
John Hancock Mutual Life Insurance Company                         54,445           54,922                      9.11%
Metropolitan Life Insurance Company                                41,000           41,000                      7.75%
Sun America Life Insurance Company                                 43,832               --                      7.75%
Anchor National Life Insurance Company                              3,950            4,028                      7.93%
Lehman Brothers Holdings, Inc.                                     18,140               --                      8.32%
Northern Life Insurance Company                                     3,409            3,627                      7.70%
Bankers Security Life                                               2,351            2,501                      7.70%
Morgan Stanley Mortgage Capital                                    44,729           45,312                      8.84%
Nomura Asset Capital Corporation                                   22,599           22,840                      9.02%
                                                                 --------         --------
                         Total fixed-rate debt                    247,544          174,230
                                                                 --------         --------
                                                                 $277,561         $183,943
                                                                 ========         ========

                                                                                   Properties          Payment
                                                               Maturity            Encumbered           Terms
                                                               --------            ----------          -------
                    Construction loans - Variable-rate
Firstrust Savings Bank
First Western Bank, N.A.

                  Mortgage notes payable - variable-rate
General Electric Capital Corp.                                  01/01/02               (1)               (15)
Fleet Bank, N.A.                                                05/31/02               (2)               (15)
KBC Bank                                                        12/31/02               (3)               (15)
Mellon Bank

                         Total variable-rate debt


                    Mortgage notes payable - fixed rate

Sun America Life Insurance Company                              06/24/99               (4)              $74(15)
The Manufacturers Life Insurance Company (USA)                  12/10/99               (5)              $34(15)
John Hancock Mutual Life Insurance Company                      04/01/00               (6)             $455(15)
Metropolitan Life Insurance Company                             06/01/00               (7)                 (14)
Sun America Life Insurance Company                              01/01/01               (8)             $346(15)
Anchor National Life Insurance Company                          01/01/04               (9)              $33(15)
Lehman Brothers Holdings, Inc.                                  03/01/04               (10)            $139(15)
Northern Life Insurance Company                                 12/01/08               (11)             $41(15)
Bankers Security Life                                           12/01/08               (11)             $28(15)
Morgan Stanley Mortgage Capital                                 11/01/21               (12)            $380(15)
Nomura Asset Capital Corporation                                03/11/22               (13)            $193(15)

                         Total fixed-rate debt


                               ACADIA REALTY TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)

4. Mortgage Loans, continued

Notes:
(1)   Soundview Marketplace          (7)    Valmont Plaza                    (12)   Midway Plaza
                                            Luzerne Street Plaza                    Northside Mall
(2)   Village Commons                       Green Ridge Plaza                       New Smyrna Beach
                                            Crescent Plaza                          Cloud Springs Plaza
(3)   Marley Run Apartments                 East End Centre                         Troy Plaza
                                                                                    Martintown Plaza
(4)   Village Apartments             (8)    Bloomfield Town Square                  Kings Fairgrounds
                                            Atrium Mall                             Shillington Plaza
(5)   Hobson West Plaza                     Walnut Hill Shopping Center             Dunmore Plaza
                                            GHT Apartments                          Kingston Plaza
(6)   New Loudon Centre                     Colony Apartments                       Twenty Fifth Street Shopping Center
      Ledgewood Mall                                                                Circle Plaza
      Plaza 422                      (9)    Pittston Plaza                          Mountainville Plaza
      Berlin Shopping Center                                                        Plaza 15
      Route 6 Mall                   (10)   Glen Oaks Apartments                    Birney Plaza
      Tioga West                                                                    Monroe Plaza
      Bradford Towne Centre          (11)   Manahawkin Shopping Center              Ames Plaza

                                                                             (13)   Northwood Centre

                                                                             (14)   Interest only monthly

                                                                             (15)   Monthly principal and interest

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

4. Mortgage Loans, continued

The scheduled principal repayments of all mortgage indebtedness as of December 31, 1998 are as follows:

                       1999                    $ 16,406
                       2000                      97,930
                       2001                      44,545
                       2002                      30,564
                       2003                       2,174
                 Thereafter                      85,942
                                               --------
                                               $277,561
                                               ========

5.  Investment in Partnerships

In connection with the RDC Transaction, the Company acquired a 49% interest in each of the Crossroads Joint Venture and Crossroads II Joint Venture (collectively "Crossroads") which collectively own a 311,000 square foot shopping center in Greenburgh, New York. The Company accounts for its investment in Crossroads using the equity method. Summary financial information of the Crossroads and the Company's investment in and share of income from Crossroads follows:

                                                                December 31,
                                                                    1998
                                                                ------------
Balance Sheet
Assets:
  Rental property, net                                            $ 9,161
  Other assets                                                      4,308
                                                                  -------
Total assets                                                      $13,469
                                                                  =======

Liabilities and partners' equity
  Mortgage note payable                                           $35,526
  Other liabilities                                                   502
  Partners' equity                                                (22,559)
                                                                  -------

Total liabilities and partners'
  equity                                                          $13,469
                                                                  =======
Company's investment in
 partnerships                                                     $ 7,516
                                                                  =======

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

Statement of Operations
Total revenue                                                     $ 2,680
Operating and other expenses                                          643
Interest expense                                                    1,022
Depreciation and amortization                                         192
                                                                  -------
Net income                                                        $   823
                                                                  =======
Company's share of net income                                     $   403
Amortization of excess investment
  (See below)                                                         147
                                                                  -------
Income from Partnerships                                          $   256
                                                                  =======

The unamortized excess of the Company's investment over its share of the net equity in Crossroads at the date of acquisition was $19,580. The portion of this excess attributable to buildings and improvements is being amortized over the life of the related property.

6. Related Party Transactions

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

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

In connection with the RDC Transaction, the Company acquired certain property management contracts for three properties in which certain current shareholders of the Company or their affiliates have ownership interests. Management fees earned by the Company under these contracts are at rates of 3.25% and 3.5% of collections, or in one case, a fixed annual fee of $110. Such fees aggregated $225 for the year ended December 31, 1998. Management fees earned under management contracts on properties owned by the Former Principal Shareholder aggregated $8 and $19 for the years ended December 31, 1998 and 1997, respectively.

On June 1, 1998, the Company purchased for $1,372 the building and other improvements constituting the Blackman Plaza from Blackman Plaza Partners in which the Former Principal Shareholder is the sole general partner (owning a one percent economic interest). The Company was already the owner of the land. Payment for the building and other improvements was made with the proceeds from a financing with CS First Boston (this debt was subsequently retired following the RDC Transaction) and the application of ground rent in arrears totaling $496 due the Company.

As of December 31, 1998 and 1997 amounts due (to) from related parties consisted of the following:

                                                           December 31,
                                                       1998          1997
                                                       ----          ----
Accrued ground rent and management fees
 due from Blackman Plaza Partners                     $  --          $202
 Other net amounts due to shareholder
 or affiliates                                         (176)          (25)
                                                      -----          ----
                                                      $(176)         $177
                                                      =====          ====

The Company leases office space from the Former Principal Shareholder under the terms of a noncancellable ten year operating triple net lease expiring in June 2003 and which currently provides for annual rent of $117 with annual escalations based on increases in the consumer price index. Rent expense was $112, $104 and $104 for the years ended December 31, 1998, 1997 and 1996, respectively.

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

7. Tenant Leases

Space in the shopping centers and other retail properties is leased to various tenants under operating leases which usually grant tenants renewal options and generally provide for additional rents based on certain operating expenses as well as tenants' sales volume.

Minimum future rentals to be received under noncancelable leases for shopping centers and other retail properties as of December 31, 1998 are summarized as follows:

                    1999                 $ 45,824
                    2000                   42,868
                    2001                   39,103
                    2002                   35,824
                    2003                   33,339
              Thereafter                  202,273
                                         --------
                                         $399,231
                                         ========

Minimum future rentals above include a total of $19,924 for four tenants which have filed for bankruptcy protection. None of these leases have been rejected nor affirmed.

During the year ended December 31, 1998, no single tenant collectively accounted for more than 10% of the Company's total revenues. During the years ended December 31, 1997 and 1996, rental income representing 10% or more of total revenues was earned from various governmental agencies of the State of Florida. Leases with these Florida agencies contain customary conditions, required under Florida Law, permitting state agency tenants to cancel their leases upon six months' notice in the event that state-owned facilities in the same county become available. As such, minimum rents from these Florida agencies are not included in the above table of minimum future rentals. Rentals earned under these leases during the years ended December 31, 1997 and 1996 were $4,890 and $4,735, respectively.

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

8. Lease Obligations

The Company leases land at eight of its shopping centers which are accounted for as operating leases and generally provide the Company with renewal options. One of the leases terminates in 2088, with no renewal options and a purchase option for $1,600, that expires in 1999. Seven of the leases terminate during the years 2006 to 2033 and provide the Company with options to renew the leases for additional terms aggregating from 20 to 60 years. The Company leases space for its New York City corporate office for a term expiring in 2002. Additionally, the Company leases office space from the Former Principal Shareholder under a non-cancelable lease agreement for a term of ten years, which expires in June 2003. Future minimum rental payments required for leases having remaining non-cancelable lease terms in excess of one year are as follows:


                    1999                 $   926
                    2000                     939
                    2001                     940
                    2002                     894
                    2003                     799
              Thereafter                  32,235
                                         -------
                                         $36,733
                                         =======

9.  Share Option Plan

The Company currently has incentive and nonqualified share option plans authorizing the issuance of 500,000 share options to employees and 100,000 share options to non-employee trustees, respectively. With the exception of the 300,000 share options which were issued to the Former Principal Shareholder as a result of the RDC Transaction (note 6), the Company has terminated all other outstanding options as of December 31, 1998 as provided for in the share option plan as a result of the RDC transaction.

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

The Company accounts for stock-based compensation pursuant to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. Under APB 25, no compensation expense has been recognized in the accompanying financial statements because the exercise price of the Company's employee stock options equaled or exceeded the market price of the underlying stock on the date of grant. The alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), has not been elected by the Company.

Accordingly, proforma information regarding net income and earnings per share as required by SFAS 123 has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk free interest rate of 5.2%, expected dividend yield of 9.4%, volatility factor of the expected market price of the Company's Common Shares based on historical results of .377; and an expected life of 9.7 years. The Company has elected not to present proforma information because the impact on the reported net loss per share is immaterial. Changes in the number of shares under all option arrangements are summarized as follows:

                                             Year ended December 31,
                                       1998              1997              1996
                                       ----              ----              ----
Outstanding at beginning
 of period                           329,500           217,000           234,500
Granted                              305,000           152,500             5,000
Option price per share
 granted                         $8.88-$9.00     $10.13-$11.19            $11.38
Cancelled                            334,500            40,000            22,500
Exercisable at end
 of period                           300,000           181,100           127,200
Exercised                                 --                --                --
Expired                                   --                --                --
Outstanding at end
 of period                           300,000           329,500           217,000
Option prices per
 share outstanding                     $9.00     $10.13-$12.75     $11.38-$12.75

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

Share Option Plan, continued
As of December 31, 1998 the outstanding options had a weighted average remaining contractual life of approximately 9.7 years.

10.  Restricted Share Plan
The Company had established a restricted share plan which originally granted to employees 47,722 restricted Common Shares. The restricted shares which were granted were scheduled to vest and be issued 20% per year over a five year period which began June 1, 1994. All such shares other than those which had been forfeited prior to vesting were issued as of December 31, 1998. Each plan participant was entitled to receive additional compensation on a quarterly basis equal to the dividend declared on their respective restricted shares granted under the plan until such plan participants' restricted shares were vested. For the years ended December 31, 1998, 1997 and 1996 total compensation expense related to such restricted shares vested in such periods amounted to $29, $76 and $103, respectively.

11.  Employee 401(k) Plan
The Company maintains a 401(k) plan for employees under which the Company currently matches 50% of a plan participant's contribution up to 6% of the employee's annual salary. A plan participant may contribute up to a maximum of 15% of their compensation but not in excess of $10 for the year ended December 31, 1998. The Company contributed $77, $67 and $67 for the years ended December 31, 1998, 1997 and 1996, respectively.

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

12. Distributions
The Company has determined that the cash distributed to the shareholders is characterized as follows for federal income tax purposes:

                          1998        1997        1996

Ordinary income            n/a         34%         35%
Return of capital          n/a         66%         65%
                           ---        ----        ----
                           n/a        100%        100%
                           ===        ====        ====

13.  Fair Value of Financial Instruments
Statement of Financial Accounting Standards No. 107 "Disclosures About Fair Value of Financial Instruments", requires disclosure on the fair value of financial instruments. Certain of the Company's assets and liabilities are considered financial instruments. Fair value estimates, methods and assumptions are set forth below.

Cash and Cash Equivalents, Accounts Receivable, Accounts Payable and Accrued Expenses The carrying amount of these assets and liabilities approximates fair value due to the short-term nature of such accounts.

Mortgage Notes Payable
As of December 31, 1998 and 1997, the Company has determined the estimated fair value of its mortgage notes payable are approximately $292,854 and $206,491, respectively, by discounting future cash payments utilizing a discount rate equivalent to the rate at which similar mortgage notes payable would be originated under conditions then existing.

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

14. Summary of Quarterly Financial Information (unaudited)
The separate results of operations of the Company for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                                                   March 31,     June 30,   September 30,  December 31,   Total for
                                                                     1998          1998         1998           1998          Year
                                                                   ---------     --------   -------------  ------------   ---------
Revenue                                                            $10,951       $10,749       $16,150       $21,921       $59,771
                                                               =====================================================================

Loss before extraordinary item and minority interest                 ($621)      ($1,568)     ($12,920)      ($1,430)     ($16,539)
                                                               =====================================================================

Net loss                                                             ($533)      ($1,561)     ($10,800)      ($1,004)     ($13,898)
                                                               =====================================================================

Net loss per share - basic and diluted
  Loss before extraordinary item                                    ($0.06)       ($0.15)       ($0.58)       ($0.04)       ($0.86)
                                                               =====================================================================
  Net loss                                                          ($0.06)       ($0.18)       ($0.60)       ($0.04)       ($0.91)
                                                               =====================================================================

Cash dividends paid per share                                        $0.00         $0.00         $0.00         $0.00         $0.00
                                                               =====================================================================

Weighted average shares outstanding - basic
and diluted                                                      8,544,177     8,555,346    18,078,215    25,419,215    15,205,962
                                                               =====================================================================


                                                                   March 31,     June 30,   September 30,  December 31,   Total for
                                                                     1997          1997         1997           1997          Year
                                                                   ---------     --------   -------------  ------------   ---------
Revenue                                                            $11,124       $11,128       $10,874       $11,372       $44,498
                                                               =====================================================================

Loss before minority interest                                      $  (487)      $  (260)      $  (544)      $  (490)      $(1,781)
                                                               =====================================================================

Net loss                                                           $  (416)      $  (242)      $  (472)      $  (434)      $(1,564)
                                                               =====================================================================

Net loss per share - basic and diluted                             $ (0.05)      $ (0.03)      $ (0.06)      $ (0.04)      $ (0.18)
                                                               =====================================================================

Cash dividends paid per share                                      $  0.36       $  0.20       $  0.20       $     -       $  0.76
                                                               =====================================================================

Weighted average shares outstanding - basic
and diluted                                                      8,548,817     8,550,466     8,554,177     8,554,177     8,551,930
                                                               =====================================================================

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

15.  Legal Proceedings
On November 20, 1995, Jack Wertheimer, the former President of the Company, filed a complaint against the Company, its Trustees, including the Former Principal Shareholder, and the Company's former in-house General Counsel and former Chief Financial Officer in the United States District Court for the Middle District of Pennsylvania. The complaint, which was filed in connection with the termination of Mr. Wertheimer's employment, included many of the allegations raised in a state court proceeding commenced by Mr. Wertheimer in November 1994. The Federal court complaint also included a civil RICO action in which Mr. Wertheimer alleged that the Board of Trustees of the Company conspired with the Former Principal Shareholder to terminate Mr. Wertheimer's employment as part of the Former Principal Shareholder's breach of his duty of good faith and fair dealing. Further, Mr. Wertheimer alleged that the above defendants engaged in securities fraud in connection with the initial public offering and that the Former Principal Shareholder defrauded or overcharged the Company in corporate transactions. The Federal complaint sought treble damages under RICO, as well as damages arising from Mr. Wertheimer's alleged termination of employment, invasion of privacy, intentional infliction of emotional distress, fraud and misrepresentation. The Company and all defendants filed motions to dismiss the RICO and tort claims which the court, on December 9, 1996, granted in part and denied in part. Specifically, the court dismissed Mr. Wertheimer's claims for wrongful discharge, fraud and negligence misrepresentation, but declined to dismiss the remainder of the claims at that time. On January 23, 1997, the defendants filed an answer to Mr. Wertheimer's complaint. In the answer, the defendants denied all allegations of wrongdoing, and also filed counterclaims against Mr. Wertheimer alleging Mr. Wertheimer made material misrepresentations in connection with his hiring and breached his employment contract and fiduciary duties to the Company.

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

On December 31, 1998, the Company and Mr. Wertheimer settled this litigation and entered into an agreement whereby the Company paid Mr. Wertheimer $1,000 on December 31, 1998 and agreed to pay him (i)$900 on April 1, 1999 and (ii) five annual payments of $200 commencing January 10, 2000. Pursuant to this agreement, the Company has established a $1,000 escrow fund, which will be released upon the Company obtaining a standby letter of credit, to collateralize these future payments.

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

16.  Contingencies
Upon conducting environmental site inspections in connection with obtaining the Morgan Stanley financing during October 1996, certain environmental contamination was identified at the Troy Plaza in Troy, New York. The Company has entered into a voluntary remedial agreement with the State of New York for the remediation of the property. Environmental consultants estimate that the remaining cost of such remediation will be approximately $50 for which the Company has recorded a reserve as of December 31, 1998 and for which Morgan Stanley holds $228 in escrow to be released upon final environmental remediation at this property.

Management is not aware of any other environmental liability that they believe would have a material adverse impact on the Company's financial position or results of operations. Management is unaware of any instances in which it would incur significant environmental costs if any or all properties were sold, disposed of or abandoned.

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)


17.  Extraordinary Item - Loss on Early Extinguishment of Debt
The consolidated statement of operations for the years ended December 31, 1998 and 1996 include the write-off of $707 and $190, respectively, in net deferred financing fees as a result of the repayment of the related mortgage debts.

18.  Pro Forma Information
The following unaudited pro forma condensed consolidated information for the years ended December 31, 1998 and 1997 is presented as if the RDC Transaction had occurred on January 1, 1997.

                                        1998                       1997

Revenue                                $84,053                    $82,220
                                    ==========                 ==========
(Loss) income before
  extraordinary item                   $(5,886)                   $ 5,170
                                    ==========                 ==========
Net (loss) income                      $(6,067)                   $ 4,731
                                    ==========                 ==========
Net (loss) income per share-
  basic and diluted                    $ (0.24)                   $  0.19
                                    ==========                 ==========
Weighted average number of
  Common Shares outstanding         24,677,928                 24,676,558
                                    ==========                 ==========
Weighted average number of
  Common Shares outstanding-
  assuming dilution                 24,677,928                 24,680,356
                                    ==========                 ==========

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

19.  Subsequent Events
On February 1, 1999, the Company sold the Searstown Mall for $3,300 pursuant to its continuing plan to dispose of certain under-performing properties.

On February 4, 1999, the Board of Trustees of the Company approved and declared a quarterly dividend for the quarter ended March 31, 1999 of $0.12 per Common Share. The dividend is to be paid on April 15, 1999 to the shareholders of record as of March 31, 1999.

On February 24, 1999, the Company acquired the Mad River Station, a 154,000 square foot shopping center located in Dayton, Ohio, for $11,500. The Company assumed $7,661 in mortgage debt and funded the remaining purchase price from working capital.

On March 3, 1999, the Company entered into an agreement to sell the Auburn Plaza for $3,500. Pursuant to the contract, which contains certain customary provisions, the Company has received a $250 earnest money deposit.

                               ACADIA REALTY TRUST
              SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1998



                                                               Costs
                                                            Capitalized                                              Date of
                                            Buildings &     Subsequent           Buildings &          Accumulated   Acquisition (a)
    Description         Encumbrances  Land  Improvements  to Acquisition   Land  Improvements  Total  Depreciation  Construction (c)
------------------------------------------------------------------------------------------------------------------------------------
Shopping Centers
Circle Plaza                 (1)       $ -     $ 3,435       $    13     $     2   $ 3,446    $ 3,448    $ 1,293        1978(c)
  Shamokin Dam, PA
Martintown Plaza             (1)         -       4,625         1,406           -     6,031      6,031      2,193        1985(a)
  North Augusta, SC
Midway Plaza                 (1)        196      1,647         3,064         195     4,712      4,907      1,908        1984(a)
  Opelika, AL
Northside Mall               (1)      1,604      7,080         2,213       1,604     9,293     10,897      3,654        1986(a)
  Dothan, AL
New Smyrna Beach
 Shopping Center             (1)        246      2,219         3,257         246     5,476      5,722      2,364        1983(a)
  New Smyrna Beach FL
Wesmark Plaza                 -         380      3,419         2,249         370     5,678      6,048      2,022        1986(a)
  Sumter, SC
King's Fairground            (1)         -       1,426           242          -      1,668      1,668        377        1992(a)
  Danville, VA
Cloud Springs Plaza          (1)        159      2,712         1,163         159     3,875      4,034      1,470        1985(a)
  Ft Ogelthorpe, GA
Crescent Plaza              12,000    1,147      7,425           481       1,147     7,906      9,053      2,729        1984(a)
   Brockton, MA
New Louden Centre            (2)        505      4,161         9,623         505    13,784     14,289      3,769        1982(a)
  Latham, NY
Ledgewood Mall               (2)        619      5,434        25,438         619    30,872     31,491     12,375        1983(a)
   Ledgewood, NJ
Troy Plaza                   (1)        479      1,976           811         479     2,787      3,266      1,431        1982(a)
  Troy, NY
Birney Plaza                 (1)        210      2,979           719         210     3,698      3,908      3,121        1968(c)
  Moosic, PA
Dunmore Plaza                (1)        100        506           137         100       643        743        277        1975(a)
  Dunmore, PA
Mark Plaza                    -          -       4,268         3,831          -      8,099      8,099      3,491        1968(c)
  Edwardsville, PA
Kingston Plaza               (1)        305      1,745           390         305     2,135      2,440      1,203        1982(c)
  Kingston, PA
Luzerne Street Plaza         2,000       35        315         1,208          35     1,523      1,558        751        1983(a)
  Scranton, PA
Blackman Plaza                -         120         -          1,291         120     1,291      1,411         25        1968(c)
  Wilkes- Barre, PA
East End Centre             14,200    1,086      8,661         3,488       1,086    12,149     13,235      4,779        1986(c)
  Wilkes-Barre, PA
Greenridge Plaza             6,700    1,335      6,314           595       1,335     6,909      8,244      2,647        1986(c)
  Scranton, PA
Plaza 15                     (1)        171         81         1,481         171     1,562      1,733        405        1976(c)
  Lewisburg, PA


                               ACADIA REALTY TRUST
              SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1998



                                                               Costs
                                                            Capitalized                                              Date of
                                            Buildings &     Subsequent           Buildings &          Accumulated   Acquisition (a)
    Description         Encumbrances  Land  Improvements  to Acquisition   Land  Improvements  Total  Depreciation  Construction (c)
------------------------------------------------------------------------------------------------------------------------------------
Shopping Centers (cont.)
Plaza 422                $  (2)      $ 190    $ 3,004         $   414     $  190  $  3,418    $ 3,608   $  1,957      1972(c)
  Lebanon, PA
Tioga West                  (2)         48      1,238           3,144         48     4,382      4,430      1,809      1965(c)
  Tunkhannock,PA
Mountainville Plaza         (1)        420      2,390             486        420     2,876      3,296      1,435      1983(a)
  Allentown, PA
Monroe Plaza                (1)         70      2,083              67         70     2,150      2,220        979      1964(c)
  Stroudsburg, PA
Ames Plaza                  (1)         57      1,958             182         57     2,140      2,197      1,633      1966(c)
  Shamokin, PA
Route 6 Mall                (2)         -         -            12,696      1,664    11,032     12,696      1,556      1995(c)
  Honesdale , PA
Pittston Mall               3,950    1,500        -             5,695      1,521     5,674      7,195        626      1995(c)
  Pittston , PA
Valmont Plaza               6,100      522      5,591           1,006        522     6,597      7,119      2,708      1985(a)
  West Hazelton , PA
Manahawkin                  5,760    2,400      9,396           4,918      3,105    13,609     16,714      1,362      1993(a)
  Stafford Township, NJ
Twenty Fifth Street         (1)      2,280      9,276             196      2,280     9,472     11,752      1,668      1993(a)
  Easton, PA
Berlin Shopping Centre      (2)      1,331      5,351             205      1,332     5,555      6,887        892      1994(a)
  Berlin, NJ
Shillington Plaza           (1)        809      3,268              32        809     3,300      4,109        474      1994(a)
  Reading, PA
Union Plaza                  -          -         -            20,241      5,426    14,815     20,241        999      1996(c)
   New Castle, PA
Bradford Towne Centre       (2)         -         -            16,100        817    15,283     16,100      2,367      1994(c)
  Towanda, PA
Atrium Mall                11,041    2,772     11,088              20      2,772    11,108     13,880        104      1998(a)
   Abington, PA
Bloomfield Town Square     10,951    3,443     13,774             -        3,443    13,774     17,217        129      1998(a)
   Bloomfield Hills, MI
Walnut Hill Plaza           9,455    3,122     12,488             292      3,122    12,780     15,902        132      1998(a)
   Woonsocket, RI
Elmwood Park Plaza           -       3,248     12,992              40      3,248    13,032     16,280        122      1998(a)
    Elmwood Park, NJ
Merrillville Plaza           -       4,288     17,152             319      4,288    17,471     21,759        161      1998(a)
    Hobart, IN
Soundview Marketplace       6,989    2,428      9,711              62      2,428     9,773     12,201         91      1998(a)
    Port Washington, NY
Marketplace of Absecon       -       2,573     10,294             220      2,573    10,514     13,087        101      1998(a)
    Absecon, NJ

                               ACADIA REALTY TRUST
              SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1998


                                                               Costs
                                                            Capitalized                                              Date of
                                            Buildings &     Subsequent           Buildings &          Accumulated   Acquisition (a)
    Description         Encumbrances  Land  Improvements  to Acquisition   Land  Improvements  Total  Depreciation  Construction (c)
------------------------------------------------------------------------------------------------------------------------------------
Shopping Centers (cont.)
Hobson West Plaza          $ 4,372   $ 1,793   $ 7,172       $    79     $ 1,793   $ 7,251     $ 9,044    $   67       1998(a)
    Naperville, IL
Smithtown Shopping Center    8,268     3,229    12,917           862       3,229    13,779      17,008       141       1998(a)
    Smithtown, NY
Town Line Plaza                -         878     3,510            -          878     3,510       4,388        33       1998(a)
    Rocky Hill, CT
Branch Shopping Center         -       3,156    12,623            -        3,156    12,623      15,779       118       1998(a)
    Village of the Branch, NY
Methuen Shopping Center        -         956     3,826            -          956     3,826       4,782        36       1998(a)
    Methuen, MA

Residential Properties

Gate House, Holiday House,
   Tiger Village             8,425     2,312     9,247            53       2,312     9,300      11,612        87       1998(a)
      Columbia, MO
Village Apartments           8,717     3,429    13,716            43       3,429    13,759      17,188       130       1998(a)
      Winston Salem, NC
Glen Oaks Apartments        18,140     5,045    20,180            90       5,045    20,270      25,315       190       1998(a)
      Greenbelt, MD
Colony Apartments            3,960     1,118     4,470            41       1,118     4,511       5,629        43       1998(a)
      Columbia, MO
Marley Run Apartments       14,760     4,209    16,835            24       4,209    16,859      21,068       159       1998(a)
      Baltimore, MD

Mixed Use Properties

Northwood Centre            22,599     1,209     6,204        18,095       1,188    24,320      25,508    12,609        1985(a)
  Tallahasse, FL
Construction in Progress (5)  -         -       12,879         9,934         -      22,813      22,813       -
                           -------------------------------------------------------------------------------------
                          $277,561   $67,532  $325,061      $158,656     $76,136  $475,113    $551,249   $87,202
                           =====================================================================================

                               Acadia Realty Trust
                              Notes To Schedule III
                                December 31, 1998

1. These seventeen properties serve as collateral for the financing with Morgan Stanley (Note 4).

2. These seven properties serve as collateral for the financing with John Hancock Life Insurance (Note 4).

3. Depreciation and investments in buildings and improvements reflected in the statements of operations is calculated over the estimated useful life of the assets as follows:

              Buildings              30 to 40 years
              Improvements           Shorter of lease term or useful life

4. The aggregate gross cost of property included above for Federal income tax purposes was $571,824 as of December 31, 1998.

5. Construction in Progress includes approximately $12,149 for the Greenwich, Connecticut property.

6.(a) Reconciliation of Real Estate Properties:

The following table reconciles the real estate properties from January 1, 1996 to December 31, 1998:


                                                                 for the year ended December 31,
                                                            1998              1997              1996
                                                            ----              ----              ----
Balance at beginning of period                            $311,688           $307,411          $291,157

Acquisitions and adjustments related to development
  options and establishment of note payable to the
  Former Principal Shareholder                                -                 -                (3,125)

Other improvements                                          16,647              7,480            19,380

Properties acquired                                        254,164              -                  -

Adjustment of carrying value of property held for sale     (11,560)             -                  -

Property held for sale                                     (11,991)             -                  -

Fully depreciated assets written off                        (3,350)              (998)             -

Sale of property                                            (4,349)            (2,205)               (1)
                                                          ---------------------------------------------

Balance at end of period                                  $551,249           $311,688          $307,411
                                                          =============================================

  (b) Reconciliation of accumulated Depreciation:

The following table reconciles accumulated depreciation from January 1, 1996 to December 31, 1998:


                                                                 for the year ended December 31,
                                                            1998              1997              1996
                                                            ----              ----              ----
Balance at beginning of period                            $ 83,326           $ 72,956          $ 61,269

Sale of property                                            (2,035)              (905)             -

Property held for sale                                      (4,918)              -                 -

Fully depreciated assets written off                        (3,350)              (998)             -

Depreciation related to real estate                         14,179             12,273            11,687
                                                          ---------------------------------------------

Balance at end of period                                  $ 87,202           $ 83,326          $ 72,956
                                                          =============================================