Form 10-Q
period 1999-03-31
ACADIA REALTY TRUST
filed 1999-05-17
CIK 899629

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1999

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

                           Yes X                              No

        As of May 14, 1999, there were 25,419,215 common shares of beneficial interest, par value $.001 per share, outstanding.

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                                    FORM 10-Q


                                      INDEX


Part I:  Financial Information                                      Page

Item 1.  Financial Statements (unaudited)

                Consolidated Balance Sheets as of
                March 31, 1999 and December 31, 1998                   1

                Consolidated Statements of Operations for
                the three months ended March 31, 1999 and 1998         2

                Consolidated Statements of Cash Flows for
                the three months ended March 31, 1999 and 1998         3

                Notes to Consolidated Financial Statements             5

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                 11

Item 3.  Quantitative and Qualitative Disclosure of Market Risk        20


Part II: Other Information

Item 2.  Changes in Securities and Use of Proceeds                     21

Item 6.  Exhibits                                                      21

         Signatures                                                    22

Part I.  Financial Information
Item 1.  Financial Statements
                      ACADIA REALTY TRUST AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                             March 31,
                                               1999                December 31,
                                           (unaudited)                1998
                                           -----------             ------------
            ASSETS
Real estate
     Land                                    $ 78,466                $ 76,136
     Buildings and improvements               472,912                 452,300
     Properties under development              18,319                  22,813
                                             --------                --------
                                              569,697                 551,249
     Less: accumulated depreciation            91,549                  87,202
                                             --------                --------
         Net real estate                      478,148                 464,047
Property held for sale                             --                   7,073
Cash and cash equivalents                      15,741                  15,183
Cash in escrow                                 13,308                  12,650
Investments in unconsolidated
     partnerships                               7,699                   7,516
Rents receivable, net                           6,571                   6,006
Prepaid expenses                                2,350                   2,797
Deferred charges, net                          11,657                  11,461
Other assets                                    1,561                   1,779
                                             --------                --------
                                             $537,035                $528,512
                                             ========                ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgage notes payable                       $288,497                $277,561
Accounts payable and accrued expenses           7,925                  10,673
Due to related parties                             56                     176
Dividends and distributions payable             4,392                      --
Other liabilities                               3,131                   3,817
                                             --------                --------
         Total Liabilities                    304,001                 292,227
                                             --------                --------
Minority interest in Operating
     Partnership                               78,378                  79,344
Minority interests in majority
     owned partnerships                         2,350                   2,350
                                             --------                --------
         Total Minority Interests              80,728                  81,694
                                             --------                --------
Shareholders' Equity:
Common shares, $.001 par value,
     authorized 100,000,000 shares,
     issued and outstanding 25,419,215
     shares                                        25                      25
Additional paid-in capital                    168,461                 170,746
Deficit                                       (16,180)                (16,180)
                                             --------                --------
Total Shareholders' Equity                    152,306                 154,591
                                             --------                --------
                                             $537,035                $528,512
                                             ========                ========

                             See accompanying notes

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                    (in thousands, except per share amounts)

                                               March 31,             March 31,
                                                 1999                  1998
                                             (unaudited)            (unaudited)
                                             ----------             -----------

Revenues
   Minimum rents                              $ 17,353                $ 8,464
   Percentage rents                                788                    565
   Expense reimbursements                        3,458                  1,753
   Other                                           652                    169
                                              --------               --------
   Total revenues                               22,251                 10,951
                                              --------               --------

Operating Expenses
   Property operating                            5,882                  2,292
   Real estate taxes                             2,551                  1,428
   Depreciation and amortization                 4,686                  3,473
   General and administrative                    1,466                    456
                                              --------               --------
   Total operating expenses                     14,585                  7,649
                                              --------               --------

Operating income                                 7,666                  3,302
Equity in earnings of un-
   consolidated partnerships                       183                     --
Loss on sale of properties                      (1,284)                    --
Interest expense                                (5,424)                (3,923)
                                              --------               --------
Income (loss) before
 minority interest                               1,141                   (621)
Minority interest in
 Operating Partnership                            (376)                    88
                                              --------               --------
Net income (loss)                             $    765               $   (533)
                                              ========               ========
Net income (loss)
 per Common Share - basic and diluted         $    .03               $   (.06)
                                              ========               ========

                             See accompanying notes

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                 (in thousands)

                                                    March 31,        March 31,
                                                      1999             1998
                                                   (unaudited)      (unaudited)
                                                   -----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                    $  765           $ (533)
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
Depreciation and amortization                         4,686            3,473
Minority interest in Operating Partnership              376              (88)
Equity in income of unconsolidated
   partnerships                                        (183)              --
Provision for bad debts                                 355              310
Loss on sale of properties                            1,284               --

Changes in assets and liabilities:
Funding of escrows, net                                (658)            (681)
Rents receivable                                       (920)             387
Prepaid expenses                                        447              119
Due to related parties                                 (120)             (29)
Other assets                                             37               20
Accounts payable and accrued expenses                (2,748)            (164)
Other liabilities                                      (686)            (281)
                                                   --------         --------
Net cash provided by operating activities             2,635            2,533
                                                   --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for real estate and
 improvements                                       (10,970)          (3,810)
Net proceeds from sale of property                    6,128               --
Payment of deferred leasing costs                      (105)            (451)
                                                   --------         --------
Net cash used in investing activities                (4,947)          (4,261)
                                                   --------         --------

                             See accompanying notes

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                 (in thousands)

                                                        March 31,     March 31,
                                                          1999          1998
                                                      (unaudited)   (unaudited)
                                                      -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on mortgages                          $ (975)      $ (702)
Proceeds received on mortgage notes                       4,250        1,999
Payment of deferred financing and
 other costs                                               (405)         (87)
Distributions to minority interests                          --          (12)
                                                         ------       ------

     Net cash provided by financing activities            2,870        1,198
                                                         ------       ------

Increase (decrease) in cash and
  cash equivalents                                          558         (530)
Cash and cash equivalents, beginning of period           15,183        1,287
                                                         ------       ------
Cash and cash equivalents, end of period                $15,741       $  757
                                                        =======       ======

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the period for
         interest, net of amounts
         capitalized of $372 and $168,
         respectively                                    $6,095       $3,509
                                                         ======       ======

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Acquisition of real estate by assumption
  of debt                                                $7,661
                                                         ======

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

All of the Company's assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership (the "Operating Partnership"), formerly known as Mark Centers Limited Partnership, and its majority owned partnerships. As of March 31, 1999, the Company controlled 69% of the Operating Partnership as the sole general partner.

The Company currently operates fifty-seven properties, which it owns or has an ownership interest in, consisting of forty-seven neighborhood and community shopping centers, three enclosed malls, one mixed use (retail/office) property, five multi-family properties and one redevelopment property located in the Eastern and Midwestern regions of the United States.

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

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)

2.  BASIS OF PRESENTATION, CONTINUED

Actual results could differ from these estimates. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information refer to the consolidated financial statements and accompanying footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

3.  ACQUISITION OF PROPERTY

On February 24, 1999, the Company acquired the Mad River Station, a 154,000 square foot shopping center located in Dayton, Ohio for $11,500. The Company assumed $7,661 in mortgage debt and funded the remaining purchase price from working capital.

4.  DISPOSITION OF PROPERTIES

Pursuant to its continuing plan to dispose of certain under-performing properties, the Company sold two properties during the three month period ended March 31, 1999. The Company sold the Searstown Mall on February 1, 1999 for a sale price of $3,300 and the Auburn Plaza on March 29, 1999 for $3,500.

5. SHAREHOLDERS' EQUITY AND MINORITY INTERESTS

The following table summarizes the change in the shareholders' equity and minority interests since December 31, 1998:

                                              Shareholders'    Minority
                                                 Equity        Interests


Balance at December 31, 1998                    $154,591       $ 81,694
Dividends and distributions declared
  of $0.12 per Common Share and Operating
  Partnership ("OP") Unit                         (3,050)        (1,342)
Net income for the period January 1
  through March 31, 1999                             765            376
                                                --------       --------
Balance at March 31, 1999                       $152,306       $ 80,728
                                                ========       ========

Minority interests represent the limited partners' interest of 11,184,143 and 1,623,000 units in the Operating Partnership at March 31, 1999 and 1998, respectively. In addition, at March 31, 1999, minority interests also include an aggregate amount of $2,350 representing interests held by third parties in four partnerships in which the Company has a majority ownership position.

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)

6.  INVESTMENT IN PARTNERSHIPS

The Company owns a 49% interest in the Crossroads Joint Venture and Crossroads II Joint Venture (collectively "Crossroads") and accounts for this investment using the equity method. Summary financial information of the Crossroads and the Company's investment in and share of income from Crossroads follows:

                                              March 31,
                                                1999
                                                ---

Balance Sheet
Assets:
     Rental property, net                      $ 9,051
     Other assets                                5,095
                                               -------
Total assets                                   $14,146
                                               =======
Liabilities and partners' equity
     Mortgage note payable                     $35,424
     Other liabilities                             717
     Partners' equity                          (21,995)
                                               -------
Total liabilities and partners' equity         $14,146
                                               =======
Company's investment in partnerships           $ 7,699
                                               =======
Statement of Operations
Total revenue                                  $ 1,803
Operating and other expenses                       463
Interest expense                                   634
Depreciation and amortization                      132
                                               -------
Net income                                     $   574
                                               =======

Company's share of net income                  $   281
Amortization of excess investment
     (See below)                                    98
                                               -------
Income from partnerships                       $   183
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

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)

7.   MORTGAGE LOANS

On March 23, 1999, the Company closed on a $7,000 facility with Fleet Bank, NA which is secured by the Town Line Plaza. As of March 31, 1999, the Company had $4,000 outstanding under this facility which matures March 15, 2002, bears interest at LIBOR plus 175 basis and requires the payment of principal amortized over a 25 year period. In connection with this facility, the Company also obtained two irrevocable letters of credit totaling $3,000. The first letter of credit for $2,000 is required pursuant to the bankruptcy reorganization plan of the owner of the Mall 189 (Note 12). The letter of credit is expected to be reduced in $500 increments as redevelopment of the property progresses. The second letter of credit for $1,000 was obtained related to the settlement of certain litigation in 1998 with the former President of the Company.

On February 24, 1999, the Company assumed $7,661 in mortgage debt in connection with the acquisition of the Mad River Station shopping center. The debt, which matures May 23, 2005, bears interest at a fixed-rate of 9.6% and requires the payment of principal amortized over 25 years. The debt can be prepaid commencing May 23, 2000 with certain prepayment fees and May 23, 2002 without any such fees.


8. RELATED PARTY TRANSACTIONS

The Company manages three properties in which certain current shareholders of the Company or their affiliates have ownership interests. Management fees earned by the Company under these contracts are at rates of 3.25% and 3.5% of collections, or in one case, a fixed annual fee of $110. Such fees aggregated $143 during the three month period ended March 31, 1999.

9. DIVIDENDS AND DISTRIBUTIONS PAYABLE

On February 4, 1999, the Board of Trustees of the Company approved and declared a quarterly dividend for the quarter ended March 31, 1999 of $0.12 per Common Share. The dividend was paid on April 15, 1999 to the shareholders of record as of March 31, 1999.

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)


10. PER SHARE DATA

Basic earnings per share was determined by dividing the net income applicable to common shareholders by the weighted average number of Common Shares outstanding during each period consistent with the guidelines of the Financial Accounting Standards Board Statement No. 128. The weighted average number of Common Shares for the three month period ended March 31, 1999 and 1998 totaled 25,419,215 and 8,554,177, respectively. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Shares were exercised or converted into Common Shares or resulted in the issuance of Common Shares that then shared in the earnings of the Company. Options to purchase 300,000 Common Shares at $9 per share were outstanding during the three month period ended March 31, 1999 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the Common Shares and, therefore, the effect would be antidilutive. For the three months ended March 31, 1998, no additional Common Shares were reflected as the impact would be anti-dilutive due to the net loss for the period.

11.  SEGMENT REPORTING

The Company has two reportable segments: retail properties and multi-family properties. The Company evaluates property performance primarily based on net operating income before depreciation, amortization and certain non-recurring items. The reportable segments are managed separately due to the differing nature of the leases and property operations associated with the retail versus residential tenants.

                                                                     March 31, 1999
                                                                     --------------
                                                       Retail      Multi-Family   All
                                                     Properties     Properties   Other      Total
                                                     ----------    ------------  -----      -----
Revenues                                              $ 18,260        $ 3,694     $ 297   $ 22,251
Property operating expenses and
  real estate taxes                                      7,043          1,390         -      8,433
Net property income before depreciation,
  amortization and certain nonrecurring items           11,217          2,304       297     13,818
Depreciation and amortization                            4,253            433                4,686
Interest expense                                         4,406          1,018         -      5,424
Real estate at cost                                    488,478         81,219         -    569,697
Total assets                                           446,953         82,383     7,699    537,035
Gross leasable area (multi-family - 2,273 units)         8,561          2,039         -     10,600
Expenditures for real estate and improvements           10,717            253         -     10,970


Reconciliation to income (loss) before
  minority interest

Net property income before depreciation,
  amortization and certain nonrecurring items                                             $ 13,818
Depreciation and amortization                                                               (4,686)
General and administrative                                                                  (1,466)
Equity in earnings of unconsolidated
  partnerships                                                                                 183
Loss on sale of property                                                                    (1,284)
Interest expense                                                                            (5,424)
                                                                                           -------
Income (loss) before minority interest                                                     $ 1,141
                                                                                           =======

                                                                          March 31, 1998
                                                                          --------------
                                                           Retail      Multi-Family     All
                                                         Properties     Properties     Other      Total
                                                         ----------    ------------    -----      -----
Revenues                                                  $ 10,932         $ -        $ 19       $ 10,951
Property operating expenses and
  real estate taxes                                          3,720           -           -          3,720
Net property income before depreciation,
  amortization and certain nonrecurring items                7,212           -          19          7,231
Depreciation and amortization                                3,473           -           -          3,473
Interest expense                                             3,921           -           2          3,923
Real estate at cost                                        311,541           -           -        311,541
Total assets                                               255,787           -           -        255,787
Gross leasable area (multi-family - 2,273 units)             7,265           -           -          7,265
Expenditures for real estate and improvements                3,810           -           -          3,810


Reconciliation to income (loss) before
  minority interest

Net property income before depreciation,
  amortization and certain nonrecurring items                                                     $ 7,231
Depreciation and amortization                                                                      (3,473)
General and administrative                                                                           (456)
Equity in earnings of uncomsolidated
  partnerships                                                                                          -
Loss on sale of property                                                                                -
Interest expense                                                                                   (3,923)
                                                                                                   ------
Income (loss) before minority interest                                                             $ (621)
                                                                                                   ======

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)

12. SUBSEQUENT EVENTS

On May 5, 1999, the Company acquired the general partner's interest in the entity owning the Mall 189, a 122,000 square foot shopping center located in South Burlington, Vermont for approximately $6,547. The interest was acquired out of bankruptcy by restructuring and assuming the mortgage debt of $6,222. The center, which is currently a partially enclosed mall, will be converted into a conventional strip center format.

On April 9, 1999, Marvin Slomowitz, a current trustee of the Company, converted 100,000 OP Units to 100,000 Common Shares.

13.  PRO FORMA INFORMATION

The following unaudited pro forma condensed consolidated information for the three months ended March 31, 1998 is presented as if the RDC Transaction as described in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, had occurred on January 1, 1997.

                                             March 31,
                                               1998
                                             ---------
Revenue                                       $20,702
                                              =======

Net income                                    $ 1,276
                                              =======

Net income per share-
  basic and diluted                           $  0.05
                                              =======

Weighted average number of
  Common Shares outstanding                24,676,558
                                           ==========
Weighted average number of
  Common Shares outstanding-assuming
  dilution                                 24,680,358
                                           ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is based on the consolidated financial statements of Acadia Realty Trust (the "Company") as of March 31, 1999 and 1998 and for the three months then ended. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

Certain statements contained in this report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, which will, among other things, affect demand for rental space, the availability and creditworthiness of prospective tenants, lease rents and the availability of financing; adverse changes in the Company's real estate markets, including, among other things, competition with other companies; risks of real estate development and acquisition; governmental actions and initiatives; and environmental/safety requirements.

RESULTS OF OPERATIONS

The following comparison for the three month period ended March 31, 1999 as compared to the same period for 1998 reference the effect of the properties acquired on August 12, 1998 (the "RDC Properties") as a result of the RDC Transaction as discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Comparison of the three month period ended March 31, 1999 ("1999") to the three month period ended March 31, 1998 ("1998")

Total revenues increased $11.3 million, or 103%, to $22.3 million for 1999 compared to $11.0 million for 1998.

Minimum rents increased $8.9 million, or 105%, to $17.4 million for 1999 compared to $8.5 million for 1998. $8.6 million, or 97%, of the increase was attributable to the RDC Properties.

Percentage rents increased $223,000, or 39%, to $788,000 for 1999 compared to $565,000 for 1998. This increase was primarily attributable to the impact from the Company's adopting the Emerging Issue Task Force ("EITF") Issue No. 98-9 "Accounting for Contingent Rent in Interim Financial Periods" in 1998.

Expense reimbursements increased $1.7 million, or 97%, from $1.8 million for 1998 to $3.5 million for 1999, which was primarily attributable to the RDC Properties which had expense reimbursements of $1.6 million for 1999.

Other income increased $483,000 for 1999 which was primarily a result of $156,000 in management fees earned in 1999 under four contracts acquired in the RDC Transaction and an increase in interest earning assets in 1999.

Total operating expenses increased $6.9 million, or 91%, to $14.5 million for 1999, from $7.6 million for 1998.

Property operating expenses increased $3.6 million, or 157%, to $5.9 million for 1999 compared to $2.3 million for 1998. Of this increase, $3.2 million, or 89%, was attributable to the RDC Properties. The remaining increase was primarily due to an increase in snow removal costs for 1999.

Real estate taxes increased $1.1 million, or 79%, from $1.4 million for 1998 to $2.5 million for 1999 primarily attributable to the RDC Properties which had real estate tax expense in 1999 of $1.1 million.

Depreciation and amortization increased $1.2 million, or 35%, for 1999 primarily attributable to the RDC Properties, which had depreciation expense of $1.4 million.

General and administrative expense increased $1.0 million, or 221%, from $456,000 for 1998 to $1.5 million for 1999, which was primarily attributable to additional staffing and administration costs following the RDC Transaction.

Interest expense of $5.4 million for 1999 increased $1.5 million, or 38%, from $3.9 million for 1998 primarily attributable to the mortgage debt associated with the RDC Properties partially offset by the paydown of certain existing debt with the proceeds from the RDC Transaction.

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

Generally, NAREIT defines FFO as net income (loss) before gains (losses) on sales of property, non-recurring charges and extraordinary items, adjusted for certain non-cash charges, primarily depreciation and amortization of capitalized leasing costs. Commencing in 1999, the Company is including the effect of the straight-lining of rents in computing FFO in accordance with the NAREIT definition. Prior to 1999, straight-line rents were excluded in computing FFO. Straight-line rents (net of related write-offs) for the three month periods ended March 31, 1999 and 1998 were $381,000 and $29,000, respectively. The reconciliation of net income to FFO for the three month periods ended March 31, 1999 and 1998 is as follows:

                                               Three months ended March 31,
                                                 1999            1998
                                                 ----            ----
Net income (loss)                               $   765         $ (533)
Depreciation of real estate
  and amortization of leasing costs               4,668           3,281
Income (loss) attributable to
  Operating Partnership Units                       376            (88)
Loss on sale of properties                        1,284              --
Other items                                          --              11
                                                -------         -------
Funds from operations                           $ 7,093         $ 2,671
                                                =======         =======
Funds from operations
 per share (a)                                  $  0.19         $  0.26
                                                =======         =======

(a) Assumes full conversion of 11,184,143 and 1,623,000 OP Units into Common Shares for the three months ended March 31, 1999 and 1998, respectively, for a total weighted average Common Shares and OP Units of 36,603,358 and 10,177,177, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Financing and Debt

On March 23, 1999, the Company closed on a $7.0 million facility with Fleet Bank, NA which is secured by the Town Line Plaza. As of March 31, 1999, the Company had $4.0 million outstanding under this facility which matures March 15, 2002, bears interest at LIBOR plus 175 basis and requires the payment of principal amortized over a 25 year period. In connection with this facility, the Company also obtained two irrevocable letters of credit totaling $3.0 million. The first letter of credit for $2.0 million is required pursuant to the bankruptcy reorganization plan of the owner of the Mall 189 (see
Property Acquisitions). The letter of credit is expected to be reduced in $500,000 increments as redevelopment of the property progresses. The second letter of credit for $1.0 million was obtained related to the settlement of certain litigation in 1998 with the former President of the Company.

On February 24, 1999, the Company assumed $7.7 million in mortgage debt in connection with the acquisition of the Mad River Station shopping center. The debt, which matures May 23, 2005, bears interest at a fixed-rate of 9.6% and requires the payment of principal amortized over 25 years. The debt can be prepaid commencing May 23, 2000 with certain prepayment fees and May 23, 2002 without any such fees.

As of March 31, 1999 interest on the Company's mortgage indebtedness ranged from 6.2% to 9.6% with maturities that ranged from June 1999 to March 2022. Of the total outstanding debt, $254.4 million, or 88%, was carried at fixed interest rates with a weighted average of 8.4% and $34.1 million, or 12%, was carried at variable rates with a weighted average of 6.7%. Of the total outstanding debt, $108.3 million will become due by 2000, with scheduled maturities of $13.0 million at a weighted average interest rate of 7.7% in 1999 and $95.3 million at a weighted average interest rate of 8.5% in 2000. As the Company does not anticipate having sufficient cash on hand to repay such indebtedness, it will need to refinance this indebtedness or select other alternatives based on market conditions at that time.

The following table summarizes the Company's mortgage indebtedness as of March 31, 1999:

                                                                   March 31,     December 31,               Interest
                                                                     1999           1998                      Rate
                                                                     ----           ----                      ----
                  Mortgage notes payable - variable-rate
General Electric Capital Corp.                                     $  7,205       $  6,989      7.81% (Commercial paper rate +2.75%)
Fleet Bank, N.A.                                                      8,240          8,268             6.74% (LIBOR + 1.78%)
KBC Bank                                                             14,676         14,760             6.22% (LIBOR + 1.25%)
Fleet Bank, N.A.                                                      4,000              -             6.69% (LIBOR + 1.75%)
                                                                   --------       --------
                         Total variable-rate debt                    34,121         30,017
                                                                   --------       --------
                    Mortgage notes payable - fixed rate

Sun America Life Insurance Company                                    8,664          8,717                     7.75%
The Manufacturers Life Insurance Company (USA)                        4,355          4,372                     7.73%
John Hancock Mutual Life Insurance Company                           54,277         54,445                     9.11%
Metropolitan Life Insurance Company                                  41,000         41,000                     7.75%
Sun America Life Insurance Company                                   43,642         43,832                     7.75%
Anchor National Life Insurance Company                                3,930          3,950                     7.93%
Lehman Brothers Holdings, Inc.                                       18,099         18,140                     8.32%
Northern Life Insurance Company                                       3,352          3,409                     7.70%
Bankers Security Life                                                 2,311          2,351                     7.70%
Morgan Stanley Mortgage Capital                                      44,575         44,729                     8.84%
Nomura Asset Capital Corporation                                     22,528         22,599                     9.02%
Mellon Mortgage Company                                               7,643              -                     9.60%
                                                                   --------       --------
                         Total fixed-rate debt                      254,376        247,544
                                                                   --------       --------
                                                                   $288,497       $277,561
                                                                   ========       ========


                                                                                       Properties          Payment
                                                                    Maturity           Encumbered           Terms
                                                                    --------           ----------          -------
                  Mortgage notes payable - variable-rate
General Electric Capital Corp.                                      01/01/02               (1)               (17)
Fleet Bank, N.A.                                                    05/31/02               (2)               (17)
KBC Bank                                                            12/31/02               (3)               (17)
Fleet Bank, N.A.                                                    03/15/02               (4)               (17)

                         Total variable-rate debt

                    Mortgage notes payable - fixed rate

Sun America Life Insurance Company                                  06/24/99               (5)              $74(17)
The Manufacturers Life Insurance Company (USA)                      12/10/99               (6)              $34(17)
John Hancock Mutual Life Insurance Company                          04/01/00               (7)             $455(17)
Metropolitan Life Insurance Company                                 06/01/00               (8)               (16)
Sun America Life Insurance Company                                  01/01/01               (9)             $346(17)
Anchor National Life Insurance Company                              01/01/04              (10)              $33(17)
Lehman Brothers Holdings, Inc.                                      03/01/04              (11)             $139(17)
Northern Life Insurance Company                                     12/01/08              (12)              $41(17)
Bankers Security Life                                               12/01/08              (12)              $28(17)
Morgan Stanley Mortgage Capital                                     11/01/21              (13)             $380(17)
Nomura Asset Capital Corporation                                    03/11/22              (14)             $193(17)
Mellon Mortgage Company                                             05/23/05              (15)              $71(17)

                         Total fixed-rate debt

Notes:
(1)   Soundview Marketplace                (8)   Valmont Plaza                            (13) Midway Plaza
                                                 Luzerne Street Plaza                          Northside Mall
(2)   Village Commons                            Green Ridge Plaza                             New Smyrna Beach
                                                 Crescent Plaza                                Cloud Springs Plaza
(3)   Marley Run Apartments                      East End Centre                               Troy Plaza
                                                                                               Martintown Plaza
(4)   Town Line                            (9)   Bloomfield Town Square                        Kings Fairgrounds
                                                 Atrium Mall                                   Shillington Plaza
(5)   Village Apartments                         Walnut Hill Shopping Center                   Dunmore Plaza
                                                 GHT Apartments                                Kingston Plaza
(6)   Hobson West Plaza                          Colony Apartments                             Twenty Fifth Street Shopping Center
                                                                                               Circle Plaza
(7)   New Loudon Centre                    (10)  Pittston Plaza                                Mountainville Plaza
      Ledgewood Mall                                                                           Plaza 15
      Plaza 422                            (11)  Glen Oaks Apartments                          Birney Plaza
      Berlin Shopping Center                                                                   Monroe Plaza
      Route 6 Mall                         (12)  Manahawkin Shopping Center                    Ames Plaza
      Tioga West
      Bradford Towne Centre                                                               (14)  Northwood Centre

                                                                                          (15)  Mad River

                                                                                          (16)  Interest only monthly

                                                                                          (17)  Monthly principal and interest

Reinstatement of Dividend

On February 4, 1999, the Company reinstated the payment of dividends declaring a quarterly dividend of $0.12 per Common Share. The dividend was paid April 15, 1999 to shareholders of record as of March 31, 1999.

Acquisition and development of properties

On February 24, 1999, the Company acquired the Mad River Station, a 154,000 square foot shopping center located in Dayton, Ohio for $11.5 million. The Company assumed $7.7 million in mortgage debt and funded the remaining purchase price from working capital. The center, which is 97% leased, is anchored by Babies 'R' Us, Office Depot and Pier One Imports.

On May 5, 1999, the Company acquired the general partner's interest in the entity owning the Mall 189, a 122,000 square foot shopping center located in South Burlington, Vermont for approximately $6.5 million. The center was acquired out of bankruptcy by restructuring and assuming the mortgage debt of $6.2 million. Mall 189 is a partially enclosed mall which will be converted into a conventional strip center format at an estimated cost of $4.0 million. The existing tenants include a 31,600 square foot Grand Union supermarket that is currently paying a below-market rent.

The Company is currently redeveloping a 39,700 square foot retail and residential building located in Greenwich, Connecticut. The building, which is currently vacant, is being completely refurbished, and when completed in 1999 will consist of approximately 17,000 square feet of retail space and 21 apartments (approximately 15,000 square feet). Approximately 12,300 square feet of retail space has been pre-leased to a national tenant. As of March 31, 1999, costs incurred to date were $12.8 million. The Company expects that an additional $3.1 million will be required to complete this project.

The Company completed the installation of Walmart and Circuit City in approximately 121,000 and 33,000 square feet, respectively, in the Ledgewood Mall in Ledgewood, New Jersey. Both tenants commenced paying rent during the first quarter of 1999. Remaining costs estimated to be paid for these projects total $1.5 million.

For the remaining portfolio, the Company currently estimates that capital outlays of approximately $3.8 million will be required for tenant improvements, related renovations and other property improvements related to executed leases.

Sources of capital for funding property development, property expansion and renovation and future property acquisitions are expected to be obtained from additional debt financings , additional equity offerings and from sales of existing properties. The Company has generated additional working capital as a result of its continuing plan to dispose of certain under-performing properties. The Company sold two properties during the three month period ended March 31, 1999. The Company sold the Searstown Mall on February 1, 1999 and the Auburn Plaza on March 29, 1999 generating $6.1 million of working capital. As of March 31, 1999, the Company had total cash available of $15.7 million as well as 11 properties which are currently unencumbered and therefore available as potential collateral for future borrowings.


The Company anticipates that cash flow from operating activities will continue to provide adequate capital for all debt service payments, recurring capital expenditures and REIT distribution requirements.

HISTORICAL CASH FLOW

The following discussion of historical cash flow compares the Company's cash flow for the three month period ended March 31, 1999 ("1999") with the Company's cash flow for the three month period ended March 31, 1998 ("1998").

Net cash provided by operating activities increased from $2.5 million for 1998 to $2.6 million for 1999. This variance was primarily attributable to an increase in operating income before non-cash expenses in 1999 offset, primarily, by $2.6 million additional cash used in 1999 for the payment of accounts payable and accrued expenses.

Investing activities used $4.9 million during 1999, representing a $686,000 increase from $4.3 million of cash used during 1998. This was a result of a $6.8 million increase in expenditures for real estate acquisitions, development and tenant installation in 1999, offset by net sales proceeds of $6.1 million received in 1999 following the sale of two properties.

Net cash provided by financing activities of $2.9 million for 1999 increased $1.7 million compared to $1.2 million provided in 1998. The increase resulted primarily from additional borrowings in 1999.

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

Non-information technology and related costs: Non-information technology consists mainly of facilities management systems such as telephone, utility and security systems for its properties. The Company is in the process of identifying date sensitive systems and equipment including HVAC units, telephones, security systems and alarms, fire and flood warning systems and general office systems at its properties. Assessment and testing of these systems is approximately 75% complete and is expected to be completed by no later than the third quarter of 1999. The identification and remediation of systems at the properties is being accomplished by Company personnel with the assistance of consultants, for which both costs are being recorded as normal operating expense. Based on preliminary assessment the cost of any upgrades or replacement is not expected to be significant.

Third parties and related costs: The Company continues to assess major third parties' Y2K readiness including tenants, contractors and key suppliers of out-sourced services including, property maintenance, stock transfer, debt servicing, banking collection and disbursement, payroll and benefits. Some of these third parties are publicly traded corporations subject to disclosure requirements for which the Company currently monitors Y2K disclosures in SEC filings. The majority of the Company's private vendors are small suppliers that the Company believes can manually execute their business and are readily replaceable. Management also believes there is no material risk of being unable to procure necessary supplies and services. The Company has requested all significant vendors and tenants to complete Y2K questionnaires and to date has not received any response from such third parties indicating that they have a significant Y2K problem. Third party assessment is approximately 75% complete and expected to be completed by the third quarter of 1999. The assessment of third party readiness is being conducted by Company personnel whose costs are recorded as normal operating expenses. The Company is not yet in a position to estimate the cost of third party compliance issues to the Company, but has no reason to believe that such costs will be material.

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

The principal risks to the Company in its relationship with third parties are failure of third party systems used to conduct business such as: disruption of tenant operations at the properties; banks being unable to process receipts and disbursements; vendors being unable to supply needed materials and services to the Company's properties; and processing of out-sourced employee payroll. Based on Y2K compliance work done to date, the Company has no reason to believe that key tenants, banks and suppliers will not be Y2K compliant in all material respects or cannot be replaced within an acceptable timeframe.

Contingency plans: The Company intends to deal with contingency planning during the third quarter of 1999 after the results of the above assessments and related remediation are known.

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

Item 3.  Quantitative and qualitative disclosures about market risk

The Company's primary market risk exposure is to changes in interest rates related to the Company's mortgage debt. See the discussion under Item 2. of this report for certain quantitative details related to the Company's mortgage debt. Currently, the Company manages its exposure to fluctuations in interest rates primarily through the use of fixed-rate debt. As of March 31, 1999, the Company had total mortgage debt of $288.5 million of which $254.4 million, or 88%, is fixed-rate and $34.1 million, or 12%, is variable-rate based upon either LIBOR or the lender's commercial paper rate, plus certain spreads. The Company may seek variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, the Company would consider hedging against the interest rate risk related to such variable-rate debt through interest rate swaps and protection agreements, or other means.

Part II. Other Information

Item 1.  Legal Proceedings

         There have been no material legal proceedings beyond those previously disclosed in the Registrants previously filed Annual Report on Form 10-K for the year ended December 31, 1998.

Item 2.  Changes in Securities

         Other

         On April 9, 1999, Marvin Slomowitz, the former principal shareholder, converted 100,000 OP Units to Common Shares on a one-for-one basis.


Item 3.  Defaults Upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         None

Item 6.  Exhibits and Reports on Form 8-K

         The following exhibit is included herein:

         27 Financial Data Schedule (EDGAR filing only)

         Reports on Form 8-K - The Company did not file any report on Form 8-K during the three month period ended March 31, 1999.

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

Date: May 14, 1999