Form 10-Q
period 1999-06-30
ACADIA REALTY TRUST
filed 1999-08-13
CIK 899629

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

                   Yes X                             No

        As of August 11, 1999, there were 26,115,615 common shares of beneficial interest, par value $.001 per share, outstanding.

                                    FORM 10-Q


                                      INDEX


Part I: Financial Information                                               Page

Item 1. Financial Statements (unaudited)

          Consolidated Balance Sheets as of
          June 30, 1999 and December 31, 1998                                 1

          Consolidated Statements of Operations for
          the three and six months ended June 30, 1999 and 1998               2

          Consolidated Statements of Cash Flows for
          the six months ended June 30, 1999 and 1998                         3

          Notes to Consolidated Financial Statements                          5

Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations                       11

Item 3. Quantitative and Qualitative Disclosure of Market Risk               20


Part II: Other Information

Item 2. Changes in Securities and Use of Proceeds                            21

Item 4. Submission of Matters to a Vote of Security Holders                  21

Item 6. Exhibits                                                             22

        Signatures                                                           23

Item 1.  Financial Statements
                      ACADIA REALTY TRUST AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                          June 30, 1999                 December 31,
                                                           (unaudited)                     1998
                                                           -----------                     ----
            Assets
            Real estate:
            Land                                             $ 79,761                    $ 76,136
            Buildings and improvements                        474,141                     452,300
            Properties under development                       25,674                      22,813
                                                             ---------                   --------
                                                              579,576                     551,249
            Less: accumulated depreciation                     95,955                      87,202
                                                             ---------                   --------
               Net real estate                                483,621                     464,047
            Property held for sale                                 --                       7,073
            Cash and cash equivalents                          12,779                      15,183
            Cash in escrow                                     13,830                      12,650
            Investments in unconsolidated
               partnerships                                     7,219                       7,516
            Rents receivable, net                               7,087                       6,006
            Prepaid expenses                                    1,295                       2,797
            Deferred charges, net                              12,013                      11,461
            Other assets                                        1,870                       1,779
                                                             --------                    --------
                                                             $539,714                    $528,512
                                                             ========                    ========

            Liabilities and Shareholders' Equity

            Mortgage notes payable                           $294,775                    $277,561
            Accounts payable and accrued expenses               6,632                      10,673
            Due to related parties                                320                         176
            Dividends and distributions payable                 4,392                          --
            Other liabilities                                   3,087                       3,817
                                                             --------                     -------
               Total liabilities                              309,206                     292,227
                                                             --------                    --------
            Minority interest in Operating
            Partnership                                        76,923                      79,344
            Minority interests in majority-
            owned partnerships                                  2,350                       2,350
                                                             --------                    --------
               Total minority interests                        79,273                      81,694
                                                             --------                    --------
            Shareholders' Equity:
            Common shares, $.001 par value,
              authorized 100,000,000 shares,
              issued and outstanding 25,515,615
              and 25,419,215 shares, respectively                  26                          25
            Additional paid-in capital                        167,409                     170,746
            Deficit                                           (16,180)                    (16,180)
            Less: 3,600 treasury shares, at cost                  (20)                         --
                                                             --------                    --------
               Total shareholders' equity                     151,235                     154,591
                                                             --------                    --------
                                                             $539,714                    $528,512
                                                             ========                    ========

                             See accompanying notes

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                    (in thousands, except per share amounts)

                                                            Three months ended       Six months ended
                                                                 June 30,                June 30,
                                                            1999         1998        1999        1998
                                                            ----         ----        ----        ----
                                                               (unaudited)             (unaudited)
                  Revenues
Minimums rents                                             $17,500     $ 8,509     $34,853     $16,973
Percentage rents                                               686         524       1,473       1,089
Expense reimbursements                                       3,037       1,527       6,495       3,280
Other                                                          681         189       1,333         358
                                                           -------     -------     -------     -------
     Total revenues
                                                            21,904      10,749      44,154      21,700
                                                           -------     -------     -------     -------
                  Operating expenses

Property operating                                           5,427       2,263      11,308       4,555
Real estate taxes                                            2,564       1,403       5,115       2,831
General and administrative                                   1,638         589       3,104       1,045
Non-recurring  charges                                        --           554        --           554
Depreciation and amortization                                4,965       3,512       9,651       6,985
                                                           -------     -------     -------     -------

     Total operating expenses                               14,594       8,321      29,178      15,970
                                                           -------     -------     -------     -------

Operating income                                             7,310       2,428      14,976       5,730

Equity in earnings of unconsolidated partnerships              157          --         340          --
Loss on sale of properties                                      --          --      (1,284)         --
Interest expense                                            (5,581)     (3,996)    (11,005)     (7,919)
                                                           -------     -------     -------     -------
Income (loss) before extraordinary item
   and minority interest                                     1,886      (1,568)      3,027      (2,189)
Extraordinary item - loss on extinguishment of debt             --        (268)         --        (268)
Minority interest in Operating Partnership                    (597)        275        (973)        363
                                                           -------     -------     -------     -------

Net Income (loss)                                          $ 1,289     $(1,561)    $ 2,054     $(2,094)
                                                           =======     =======     =======     =======

Net income (loss) per Common Share - basic and diluted:
Income (loss) before extraordinary item                    $   .05     $  (.15)    $   .08     $  (.21)
Extraordinary item                                              --        (.03)         --        (.03)
                                                           -------     -------     -------     -------
Net income (loss) per Common Share - basic
   and diluted                                             $   .05     $  (.18)    $   .08     $  (.24)
                                                           =======     =======     =======     =======

                             See accompanying notes

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                 (in thousands)

                                                        June 30,      June 30,
                                                          1999         1998
                                                      (unaudited)   (unaudited)
                                                      -----------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                      $  2,054     $ (2,094)
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
Depreciation and amortization                             9,651        6,985
Minority interest in Operating Partnership                  973         (363)
Equity in income of unconsolidated partnerships            (340)          --
Provision for bad debts                                     893          578
Loss on sale of properties                                1,284           --
Extraordinary item - loss on extinguishment of debt          --          268
Other                                                        --           29

Changes in assets and liabilities:
Funding of escrows, net                                  (1,180)      (1,091)
Rents receivable                                         (1,974)         245
Prepaid expenses                                          1,502          421
Due to/from related parties                                 144          177
Other assets                                               (312)         116
Accounts payable and accrued expenses                    (4,041)        (686)
Other liabilities                                          (730)        (186)
                                                       --------     --------

Net cash provided by operating activities                 7,924        4,399
                                                       --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:

Expenditures for real estate and improvements           (14,626)      (8,026)
Net proceeds from sale of property                        6,128           --
Investments in unconsolidated partnerships                  637           --
Payment of deferred leasing costs                          (863)      (2,125)
                                                       --------     --------

Net cash used in investing activities                    (8,724)     (10,151)
                                                       --------     --------

                             See accompanying notes

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                 (in thousands)

                                                              June 30,      June 30,
                                                                1999         1998
                                                             (unaudited)  (unaudited)
                                                             -----------  -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on mortgages                                $(1,863)     $(9,730)
Proceeds received on mortgage notes                              5,194       19,619
Payment of deferred financing and other costs                     (523)      (1,446)
Dividends paid ($0.12 per Common Share)                         (3,050)          --
Distributions to minority interests                             (1,342)         (19)
Repurchase of Common Shares                                        (20)          --
                                                               -------      -------

     Net cash (used in) provided by financing activities        (1,604)       8,424
                                                               -------      -------

 (Decrease) increase in cash and
   cash equivalents                                             (2,404)       2,672
Cash and cash equivalents, beginning of period                  15,183        1,287
                                                               -------      -------

Cash and cash equivalents, end of period                       $12,779      $ 3,959
                                                               =======      =======

Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for interest, net of amounts
     capitalized of $732 and $342, respectively                $11,624      $ 7,807
                                                               =======      =======

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

   Acquisition of real estate by assumption of debt            $13,883
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

All of the Company's assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership (the "Operating Partnership"), formerly known as Mark Centers Limited Partnership, and its majority owned partnerships. As of June 30, 1999, the Company controlled 69% of the Operating Partnership as the sole general partner.

The Company currently operates fifty-seven properties, which it owns or has an ownership interest in, consisting of forty-six neighborhood and community shopping centers, three enclosed malls, one mixed use (retail/office) property, five multi-family properties and two redevelopment properties located in the Eastern and Midwestern regions of the United States.

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

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)

2. BASIS OF PRESENTATION, CONTINUED

Actual results could differ from these estimates. Operating results for the six-month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information refer to the consolidated financial statements and accompanying footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Certain 1998 amounts were reclassified to conform to the 1999 presentation.

3.  ACQUISITION OF PROPERTY

On May 5, 1999, the Company acquired the general partner's interest in the entity owning the Gateway Mall (formerly the Mall 189), a 122,000 square foot shopping center located in South Burlington, Vermont for approximately $6,547. The interest was acquired out of bankruptcy by restructuring and assuming the mortgage debt of $6,222. The center, which is currently a partially enclosed mall, will be redeveloped into a conventional strip center format.

4. SHAREHOLDERS' EQUITY AND MINORITY INTERESTS

The following table summarizes the change in the shareholders' equity and minority interests since December 31, 1998:

                                                          Shareholders'     Minority
                                                             Equity         Interests
Balance at December 31, 1998                                $154,591         $81,694
Dividends and distributions declared of $0.24 per
 Common Share and Operating Partnership ("OP") Unit           (6,112)         (2,672)
Conversion of 100,000 OP Units by OP Unitholder                  722            (722)
Repurchase of Common Shares                                      (20)             --
Net income for the period January 1 through June 30, 1999      2,054             973
                                                            --------         -------

Balance at June 30, 1999                                    $151,235         $79,273
                                                            ========         =======

Minority interests represent the limited partners' interest of 11,084,143 and 1,623,000 units in the Operating Partnership at June 30, 1999 and 1998, respectively. In addition, at June 30, 1999, minority interests also include an aggregate amount of $2,350 representing interests held by third parties in four partnerships in which the Company has a majority ownership position.

On June 16, 1999 the Board of Trustees approved a stock repurchase program. Management is authorized, in its discretion, to repurchase up to $10,000 of its currently outstanding Common Shares on the open market. As of June 30, 1999, the Company had repurchased 3,600 shares at a total cost of $20. The program may be discontinued or extended at any time and there is no assurance that the Company will purchase the full amount authorized.

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)

5. INVESTMENT IN PARTNERSHIPS

The Company owns a 49% interest in the Crossroads Joint Venture and Crossroads II Joint Venture (collectively "Crossroads") and accounts for this investment using the equity method. Summary financial information of the Crossroads and the Company's investment in and share of income from Crossroads follows:

                                              June 30,
                                                1999
                                                ----

Balance Sheet
Assets:
     Rental property, net                     $ 8,982
     Other assets                               4,219
                                              -------

Total assets                                  $13,201
                                              =======

Liabilities and partners' equity
     Mortgage note payable                    $35,320
     Other liabilities                            656
     Partners' equity                         (22,775)
                                              -------

Total liabilities and partners' equity        $13,201
                                              =======

Company's investment in partnerships          $ 7,219
                                              =======

                                            Six months     Three months
                                               ended           ended
                                             June 30,         June 30,
                                               1999            1999
                                               ----            ----

Statement of Operations
Total revenue                                  $3,527         $1,724
Operating and other expenses                      898            435
Interest expense                                1,271            637
Depreciation and amortization                     264            132
                                               ------         ------

Net income                                     $1,094         $  520
                                               ======         ======

Company's share of net income                  $  536         $  255
Amortization of excess investment
     (See below)                                  196             98
                                               ------         ------
Income from partnerships                       $  340         $  157
                                               ======         ======

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

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)

6. MORTGAGE LOANS

On May 5, 1999, the Company assumed $6,222 in mortgage debt in connection with the acquisition of the general partner's interest in the Gateway Mall (formerly the Mall 189). The debt, which matures September 1, 2002, bears interest at a fixed-rate of 7.5% and requires the payment of interest only through May 4, 2001. Thereafter, and through the maturity date, the loan bears interest at a fixed-rate of 9.875% and requires total monthly payments of $55 representing interest and principal. The debt can be prepaid commencing May 4, 2002, without any prepayment fees.

7. RELATED PARTY TRANSACTIONS

The Company manages three properties in which certain current shareholders of the Company or their affiliates have ownership interests. Management fees earned by the Company under these contracts are at rates of 3.25% and 3.5% of collections, or in one case, a fixed annual fee of $110. Such fees aggregated $296 and $153 during the six and three-month periods ended June 30, 1999.

On April 9, 1999, Marvin Slomowitz, a current trustee of the Company, converted 100,000 OP Units to 100,000 Common Shares. Mr. Slomowitz converted an additional 600,000 OP Units to 600,000 Common Shares subsequent to June 30, 1999. (Note 12)

8. DIVIDENDS AND DISTRIBUTIONS PAYABLE

On June 16, 1999, the Board of Trustees of the Company approved and declared a quarterly dividend for the quarter ended June 30, 1999 of $0.12 per Common Share. The dividend was paid on July 15, 1999 to the shareholders of record as of June 30, 1999.

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)


9. PER SHARE DATA

Basic earnings per share was determined by dividing the net income applicable to common shareholders by the weighted average number of Common Shares outstanding during each period consistent with the guidelines of the Financial Accounting Standards Board Statement No. 128. The weighted average number of Common Shares for the six-month periods ended June 30, 1999 and 1998 totaled 25,465,071 and 8,554,810, respectively. The weighted average number of Common Shares for the three-month periods ended June 30, 1999 and 1998 totaled 25,510,424 and 8,555,346, respectively. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Shares were exercised or converted into Common Shares or resulted in the issuance of Common Shares that then shared in the earnings of the Company. Options to purchase an aggregate of 2,342,350 Common Shares at option prices ranging from $5.75 to $9.00 per share were outstanding during the six month period ended June 30, 1999 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the Common Shares and, therefore, the effect would be antidilutive. For the six months ended June 30, 1998, no additional Common Shares were reflected as the impact would be anti-dilutive due to the net loss for the period.

10. SEGMENT REPORTING

The Company has two reportable segments: retail properties and multi-family properties. The Company evaluates property performance primarily based on net operating income before depreciation, amortization and certain non-recurring items. The reportable segments are managed separately due to the differing nature of the leases and property operations associated with the retail versus residential tenants. The following table sets forth certain segment information for the Company as of and for the six and three-month periods ended June 30, 1999 and 1998 (does not include unconsolidated partnerships).

                                                                                Six months ended
                                                                                  June 30, 1999
                                                                  Retail    Multi-Family     All
                                                                Properties   Properties     Other         Total
                                                                ------------------------------------------------
Revenues ....................................................    $ 35,927      $ 7,390       $  837     $ 44,154
Property operating expenses and
  real estate taxes .........................................      13,483        2,940           --       16,423
Net property income before depreciation,
  amortization and certain nonrecurring items ...............      22,444        4,450          837       27,731
Depreciation and amortization ...............................       8,701          880           70        9,651
Interest expense ............................................       8,980        2,025           --       11,005
Real estate at cost .........................................     497,960       81,616           --      579,576
Total assets ................................................     449,571       82,924        7,219      539,714
Gross leasable area (multi-family - 2,273 units) ............       8,709        2,039           --       10,748
Expenditures for real estate and improvements ...............      13,976          650           --       14,626

Reconciliation to income (loss) before
minority interest

Net property income before depreciation,
  amortization and certain nonrecurring items ...............                                           $ 27,731
Depreciation and amortization ...............................                                             (9,651)
General and administrative ..................................                                             (3,104)
Non-recurring charges .......................................
Equity in earnings of uncomsolidated
  partnerships ..............................................                                                340
Loss on sale of property ....................................                                             (1,284)
Interest expense ............................................                                            (11,005)
                                                                                                        --------
Income (loss) before extraordinary item and minority interest                                           $  3,027
                                                                                                        ========

                           [RESTUBED TABLE FOR ABOVE]

                                                                               Three months ended
                                                                                  June 30, 1999
                                                                  Retail    Multi-Family     All
                                                                Properties   Properties     Other         Total
                                                                ------------------------------------------------

Revenues ....................................................     $17,668       $3,696         $540      $21,904
Property operating expenses and
  real estate taxes .........................................       6,441        1,550           --        7,991
Net property income before depreciation,
  amortization and certain nonrecurring items ...............      11,227        2,146          540       13,913
Depreciation and amortization ...............................       4,448          447           70        4,965
Interest expense ............................................       4,574        1,007           --        5,581
Real estate at cost .........................................          --           --           --           --
Total assets ................................................          --           --           --           --
Gross leasable area (multi-family - 2,273 units) ............          --           --           --           --
Expenditures for real estate and improvements ...............       3,259          397           --        3,656


Reconciliation to income (loss) before
minority interest

Net property income before depreciation,
  amortization and certain nonrecurring items ...............                                            $13,913
Depreciation and amortization ...............................                                             (4,965)
General and administrative ..................................                                             (1,638)
Non-recurring charges .......................................
Equity in earnings of uncomsolidated
  partnerships ..............................................                                                157
Loss on sale of property ....................................                                                 --
Interest expense ............................................                                             (5,581)
                                                                                                         -------
Income (loss) before extraordinary item and minority interest                                            $ 1,886
                                                                                                         =======

                           [RESTUBED TABLE FOR ABOVE]

                                                                                Six months ended
                                                                                  June 30, 1998
                                                                  Retail    Multi-Family     All
                                                                Properties   Properties     Other         Total
                                                                ------------------------------------------------
Revenues ....................................................    $ 21,430       $   --         $270     $ 21,700
Property operating expenses and
  real estate taxes .........................................       7,386           --           --        7,386
Net property income before depreciation,
  amortization and certain nonrecurring items ...............      14,044           --          270       14,314
Depreciation and amortization ...............................       6,884           --          101        6,985
Interest expense ............................................       7,914           --            5        7,919
Real estate at cost .........................................     315,206           --           --      315,206
Total assets ................................................     539,714           --           --      539,714
Gross leasable area (multi-family - 2,273 units) ............       7,269           --           --        7,269
Expenditures for real estate and improvements ...............       8,026           --           --        8,026


Reconciliation to income (loss) before
minority interest

Net property income before depreciation,
  amortization and certain nonrecurring items ...............                                           $ 14,314
Depreciation and amortization ...............................                                             (6,985)
General and administrative ..................................                                             (3,104)
Non-recurring charges .......................................
Equity in earnings of uncomsolidated
  partnerships ..............................................                                                340
Loss on sale of property ....................................                                             (1,284)
Interest expense ............................................                                             (7,919)
                                                                                                        --------
Income (loss) before extraordinary item and minority interest                                           $ (4,638)
                                                                                                        ========

                           [RESTUBED TABLE FOR ABOVE]

                                                                               Three months ended
                                                                                  June 30, 1998
                                                                  Retail    Multi-Family     All
                                                                Properties   Properties     Other         Total
                                                                ------------------------------------------------

Revenues ....................................................    $10,6190           --         $130      $10,749
Property operating expenses and
  real estate taxes .........................................       3,666           --           --        3,666
Net property income before depreciation,
  amortization and certain nonrecurring items ...............       6,953           --          130        7,083
Depreciation and amortization ...............................       3,411           --          101        3,512
Interest expense ............................................       3,993           --            3        3,996
Real estate at cost .........................................          --           --           --           --
Total assets ................................................          --           --           --           --
Gross leasable area (multi-family - 2,273 units) ............          --           --           --           --
Expenditures for real estate and improvements ...............       4,216           --           --        4,216


Reconciliation to income (loss) before
minority interest

Net property income before depreciation,
  amortization and certain nonrecurring items ...............                                            $ 7,083
Depreciation and amortization ...............................                                             (3,512)
General and administrative ..................................                                               (589)
Non-recurring charges .......................................                                               (554)
Equity in earnings of uncomsolidated
  partnerships ..............................................                                                 --
Loss on sale of property ....................................                                                 --
Interest expense ............................................                                             (3,996)
                                                                                                         -------
Income (loss) before extraordinary item and minority interest                                            $(1,568)
                                                                                                         =======

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)

11. SHARE OPTION PLAN

On June 16, 1999, the Company adopted the 1999 Share Incentive Plan (the "Plan"), authorizing the issuance of up to 8% of the Common Shares outstanding on a fully diluted basis, subject to other additional limitations. The Company has terminated all outstanding options under the former plan with the exception of 300,000 share options issued to the Former Principal Shareholder. Pursuant to the Plan, the Company has issued 2,037,350 share options which vested 1/3 on the grant date and 1/3 on each of the following two anniversaries of the grant date. The options are exercisable at prices ranging from $5.75 to $7.50 per share for a period of ten years. The Company has also issued 5,000 share options to non-employee trustees which vested 1/5 on the grant date and 1/5 on each of the following four anniversaries of the grant date. The options are exercisable at $5.75 for a period of ten years.

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)

12. SUBSEQUENT EVENTS


On July 7, 1999 the Company closed on a $14,000 financing with Sun America Life Insurance Company. The debt, which is secured by the Merrillville Plaza, matures in July 2002 and requires monthly payments of interest at a rate of LIBOR plus 205 basis points adjusted on a quarterly basis and principal amortized over 25 years. The Company has also purchased an interest rate swap agreement which caps LIBOR at 6.50%.

On July 8, 1999 the Company received a $1,370 settlement related to the liability of a tenant-assigner of a lease to a former tenant who had filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy laws.

On July 16, 1999, Marvin Slomowitz, a current trustee of the Company, converted 600,000 OP Units to 600,000 Common Shares.


13. PRO FORMA INFORMATION

The following unaudited pro forma condensed consolidated information for the six months ended June 30, 1998 is presented as if the RDC Transaction as described in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, had occurred on January 1, 1997.

                                            June 30,
                                              1998
                                              ----

Revenue                                      $41,400

Income before extraordinary item             $ 2,153
                                             =======

Net income                                   $ 1,973
                                             =======

Net income per share-
  basic and diluted                          $  0.08
                                             =======

Weighted average number of
  Common Shares outstanding               24,677,191
                                          ==========
Weighted average number of
  Common Shares outstanding-assuming
  dilution                                24,680,358
                                          ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is based on the consolidated financial statements of Acadia Realty Trust (the "Company") as of June 30, 1999 and 1998 and for the three and six months then ended. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

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

RESULTS OF OPERATIONS

The following comparison for the three and six-month periods ended June 30, 1999 as compared to the same periods for 1998 reference the effect of the properties acquired on August 12, 1998 (the "RDC Properties") as a result of the RDC Transaction as discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Comparison of the three-month period ended June 30, 1999 ("1999") to the three-month period ended June 30, 1998 ("1998")

Total revenues increased $11.2 million, or 104%, to $21.9 million for 1999 compared to $10.7 million for 1998.

Minimum rents increased $9.0 million, or 106%, to $17.5 million for 1999 compared to $8.5 million for 1998. $8.9 million, or 99%, of the increase was attributable to the RDC Properties.

Percentage rents increased $162,000, or 31%, to $686,000 for 1999 compared to $524,000 for 1998. $68,000 of the increase was attributable to the RDC properties. The remaining increase was primarily attributable to the impact from the Company's adopting the Emerging Issue Task Force ("EITF") Issue No. 98-9 "Accounting for Contingent Rent in Interim Financial Periods" in 1998, which requires lessors to defer income recognition for percentage rent until the tenant sales breakpoint is met.

Expense reimbursements increased $1.5 million, or 99%, from $1.5 million for 1998 to $3.0 million for 1999, which was primarily attributable to the RDC Properties which had expense reimbursements of $1.4 million for 1999.

Other income increased $492,000 for 1999 which was primarily a result of $163,000 in management fees earned in 1999 under four contracts acquired in the RDC Transaction and an increase in interest earning assets in 1999.

Total operating expenses increased $6.3 million, or 75%, to $14.6 million for 1999, from $8.3 million for 1998.

Property operating expenses increased $3.1 million, or 140%, to $5.4 million for 1999 compared to $2.3 million for 1998. Of this increase, $2.5 million, or 78%, was attributable to the RDC Properties. The remaining increase was primarily due to additional staffing in the leasing and property management departments following the RDC Transaction.

Real estate taxes increased $1.2 million, or 83%, from $1.4 million for 1998 to $2.6 million for 1999 primarily attributable to the RDC Properties which had real estate tax expense in 1999 of $1.2 million.

Depreciation and amortization increased $1.5 million, or 41%, for 1999 primarily attributable to the RDC Properties.

General and administrative expense increased $1.0 million, or 178%, from $589,000 for 1998 to $1.6 million for 1999, which was primarily attributable to additional staffing and administration costs following the RDC Transaction.

Non-recurring charges of $554,000 in 1998 are costs incurred related to the RDC Transaction and primarily represent payments made to certain officers and key employees pursuant to change in control provisions of employment contracts.

Interest expense of $5.6 million for 1999 increased $1.6 million, or 40%, from $4.0 million for 1998 primarily attributable to the mortgage debt associated with the RDC Properties partially offset by the paydown of certain existing debt with the proceeds from the RDC Transaction.

Comparison of the six-month period ended June 30, 1999 ("1999") to the six-month period ended June 30, 1998 ("1998")

Total revenues increased $22.5 million, or 103%, to $44.2 million for 1999 compared to $21.7 million for 1998.

Minimum rents increased $17.9 million, or 105%, to $34.9 million for 1999 compared to $17.0 million for 1998 of which $17.5 million, or 98%, of the increase was attributable to the RDC Properties.

Percentage rents increased $384,000, or 35%, to $1.5 million for 1999 compared to $1.1 million for 1998. $158,000 of the increase was attributable to the RDC properties. The remaining increase was primarily attributable to the impact from the Company's adopting EITF No. 98-9 in 1998.

Expense reimbursements increased $3.2 million, or 98%, for 1999, of which $3.0 million resulted from the RDC Properties.

Other income increased $975,000 for 1999; a result primarily of $319,000 in management fees earned in 1999 under four contracts acquired in the RDC Transaction and a $257,000 increase in interest income resulting from a higher balance of interest earning assets in 1999.

Total operating expenses increased $13.2 million, or 83%, to $29.2 million for 1999, from $16.0 million for 1998.

Property operating expenses increased $6.7 million, or 148%, to $11.3 million for 1999 compared to $4.6 million for 1998. $4.2 million, or 63% of the increase, was attributable to the RDC Properties. $1.0 million, or 15% of the increase, was due to additional staffing in the leasing and property management departments following the RDC Transaction. $440,000 of the remaining increase resulted from increased contract services, primarily snow removal, as a result of the comparatively mild winter season in 1998.

Real estate taxes increased $2.3 million, or 81%, from $2.8 million for 1998 to $5.1 million for 1999 primarily attributable to the RDC Properties.

Depreciation and amortization increased $2.7 million, or 38%, for 1999 of which $3.0 million was attributable to the RDC Properties. This was offset by the reduction in depreciation expense following the sale of three properties subsequent to 1998.

General and administrative expense increased $2.1 million, or 197%, from $1.0 million for 1998 to $3.1 million for 1999, which was primarily attributable to additional staffing and administration costs following the RDC Transaction.

Interest expense of $11.0 million for 1999 increased $3.1 million, or 39%, from $7.9 million for 1998 primarily attributable to the mortgage debt associated with the RDC Properties partially offset by the paydown of certain existing debt with the proceeds from the RDC Transaction.



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

Generally, NAREIT defines FFO as net income (loss) before gains (losses) on sales of property, non-recurring charges and extraordinary items, adjusted for certain non-cash charges, primarily depreciation and amortization of capitalized leasing costs. The reconciliation of net income to FFO for the three and six-month periods ended June 30, 1999 and 1998 is as follows:

                                                         For the three months         For the six months
                                                                 ended                      ended
                                                               June 30,                    June 30,
                                                          1999           1998          1999         1998
                                                      -------------- ------------- ------------- ------------

Net income (loss)                                           $ 1,289      $(1,561)       $ 2,054     $(2,094)
Depreciation of real estate and amortization of
leasing costs:
   Wholly owned and consolidated subsidiaries                 4,769         3,279         9,282        6,560
   Unconsolidated subsidiaries                                  156            --           311           --
Non-recurring RDC transaction charges                            --           554            --          554
Income (loss) attributable to minority interest                 597         (275)           973        (363)
Loss on sale of property                                         --            --         1,284           --
Other adjustments                                                --            19            --           29
Establish  reserve for environmental remediation
costs                                                            --            88            --           88
Extraordinary item - loss on extinguishment of debt              --           268            --          268
                                                      -------------- ------------- ------------- ------------
Funds from Operations (a)                                    $6,811       $ 2,372       $13,904      $ 5,042
                                                      ============== ============= ============= ============

Funds from Operations per Share (b)                          $ 0.19       $  0.23       $ 0. 38       $ 0.50
                                                      ============== ============= ============= ============


(a) Commencing in 1999, the Company includes the effect of the straight-lining of rents in computing FFO in accordance with the NAREIT definition. Prior to 1999, straight-line rents, net of related write-offs, were excluded in reporting FFO. The above 1998 amounts have been restated to include the effect from the straight-lining of rents.

(b) Assumes full conversion of 11,084,143 and 1,623,000 OP Units into Common Shares for the three months ended June 30, 1999 and 1998, respectively, for a total weighted average Common Shares and OP Units of 36,603,358 and 10,178,346, respectively. For the six months ended June 30, 1999 and 1998, full conversion of 11,084,143 and 1,623,000 OP Units into Common Shares is assumed, respectively, for a total weighted average Common Shares and OP Units of 36,603,358 and 10,177,810, respectively



LIQUIDITY AND CAPITAL RESOURCES

Financing and Debt

On May 5, 1999, the Company assumed $6.2 million in mortgage debt in connection with the acquisition of the general partner's interest in the Gateway Mall (formerly the Mall 189). The debt, which matures September 1, 2002, bears interest at a fixed-rate of 7.5% and requires the payment of interest only through May 4, 2001. Thereafter, and through the maturity date, the loan bears interest at a fixed-rate of 9.875% and requires total monthly payments of $55,000 representing interest and principal. The debt can be prepaid commencing May 4, 2002, without any prepayment fees.

On July 7, 1999 the Company closed on a $14.0 million financing with Sun America Life Insurance Company. The debt, which is secured by the Merrillville Plaza, matures in July 2002 and requires monthly payments of interest at a rate of LIBOR plus 205 basis points adjusted on a quarterly basis and principal amortized over 25 years. The Company has also purchased an interest rate swap agreement which caps LIBOR at 6.50% for this debt.

As of June 30, 1999 interest on the Company's mortgage indebtedness ranged from 6.2% to 9.6% with maturities that ranged from September 1999 to March 2022. Of the total outstanding debt, $259.8 million, or 88%, was carried at fixed interest rates with a weighted average of 8.4% and $35.0 million, or 12%, was carried at variable rates with a weighted average of 6.7%. Of the total outstanding debt, $150.1 million will mature by 2001 (outstanding principal at maturity dates), with scheduled maturities of $13.0 million in 1999 at a weighted average interest rate of 7.7%, $94.9 million in 2000 at a weighted average interest rate of 8.5% and $42.2 million in 2001 at a weighted average interest rate of 7.8%. As the Company does not anticipate having sufficient cash on hand to repay such indebtedness, it will need to refinance this indebtedness or select other alternatives based on market conditions at that time.

The following table summarizes the Company's mortgage indebtedness as of June 30, 1999:


                                                                   June 30,     December 31,               Interest
                                                                     1999           1998                      Rate
                                                                     ----           ----                      ----
                  Mortgage notes payable - variable-rate
General Electric Capital Corp.                                     $  7,187       $  6,989      7.69% (Commercial paper rate +2.75%)
Fleet Bank, N.A.                                                      9,157          8,268             6.71% (LIBOR + 1.78%)
KBC Bank                                                             14,634         14,760             6.19% (LIBOR + 1.25%)
Fleet Bank, N.A.                                                      3,992              -             6.69% (LIBOR + 1.75%)
                                                                   --------       --------
                         Total variable-rate debt                    34,970         30,017
                                                                   --------       --------
                    Mortgage notes payable - fixed rate

Sun America Life Insurance Company                                    8,610          8,717                     7.75%
The Manufacturers Life Insurance Company (USA)                        4,337          4,372                     7.73%
John Hancock Mutual Life Insurance Company                           54,147         54,445                     9.11%
Metropolitan Life Insurance Company                                  41,000         41,000                     7.75%
Sun America Life Insurance Company                                   43,449         43,832                     7.75%
Anchor National Life Insurance Company                                3,909          3,950                     7.93%
Lehman Brothers Holdings, Inc.                                       18,058         18,140                     8.32%
Northern Life Insurance Company                                       3,293          3,409                     7.70%
Bankers Security Life                                                 2,271          2,351                     7.70%
Morgan Stanley Mortgage Capital                                      44,418         44,729                     8.84%
Nomura Asset Capital Corporation                                     22,467         22,599                     9.02%
Mellon Mortgage Company                                               7,624              -                     9.60%
Huntoon Hastings Capital Corporation                                  6,222              -                     7.50%
                                                                   --------       --------
                         Total fixed-rate debt                      259,805        247,544
                                                                   --------       --------
                                                                   $294,775       $277,561
                                                                   ========       ========




                                                                                       Properties          Payment
                                                                    Maturity           Encumbered           Terms
                                                                    --------           ----------          -------
                  Mortgage notes payable - variable-rate
General Electric Capital Corp.                                      01/01/02               (1)               (18)
Fleet Bank, N.A.                                                    05/31/02               (2)               (18)
KBC Bank                                                            12/31/02               (3)               (18)
Fleet Bank, N.A.                                                    03/15/02               (4)               (18)



                    Mortgage notes payable - fixed rate

Sun America Life Insurance Company                                  09/24/99               (5)              $74(18)
The Manufacturers Life Insurance Company (USA)                      12/10/99               (6)              $34(18)
John Hancock Mutual Life Insurance Company                          04/01/00               (7)             $455(18)
Metropolitan Life Insurance Company                                 06/01/00               (8)               (17)
Sun America Life Insurance Company                                  01/01/01               (9)             $346(18)
Anchor National Life Insurance Company                              01/01/04              (10)              $33(18)
Lehman Brothers Holdings, Inc.                                      03/01/04              (11)             $139(18)
Northern Life Insurance Company                                     12/01/08              (12)              $41(18)
Bankers Security Life                                               12/01/08              (12)              $28(18)
Morgan Stanley Mortgage Capital                                     11/01/21              (13)             $380(18)
Nomura Asset Capital Corporation                                    03/11/22              (14)             $193(18)
Mellon Mortgage Company                                             05/23/05              (15)              $71(18)
Huntoon Hastings Capital Corporation                                09/01/02              (16)               (17)




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

                                                                                          (15)  Mad River

                                                                                          (16)  Gateway Mall

                                                                                          (17)  Interest only monthly

                                                                                          (18)  Monthly principal and interest

Payment of Dividend

On June 16, 1999, the Board of Trustees of the Company approved and declared a quarterly dividend for the quarter ended June 30, 1999 of $0.12 per Common Share. The dividend was paid on July 15, 1999 to the shareholders of record as of June 30, 1999.

Stock Repurchase Plan

On June 16, 1999 the Board of Trustees also approved a stock repurchase program. Management is authorized, in its discretion, to repurchase up to $10.0 million of its currently outstanding Common Shares on the open market. As of August 11, 1999, the Company has repurchased 21,400 shares at a total cost of $115,000. The program may be discontinued or extended at any time and there is no assurance that the Company will purchase the full amount authorized.

Acquisition and development of properties

The Company's acquisition program focuses on acquiring sub-performing neighborhood and community shopping centers that are well-located and creating significant value through retenanting and property redevelopment. The Company is currently redeveloping two such properties; both located in the Northeast region. The Company is currently redeveloping a 39,700 square foot retail and residential building located in Greenwich, Connecticut. During June 1999, Restoration Hardware, the lead anchor for the center occupying 12,300 square feet of the retail space, commenced paying rent. The building, which was formerly vacant, is being completely refurbished, and when completed in late 1999 will consist of approximately 17,000 square feet of total retail space and 21 apartments (approximately 15,000 square feet). As of June 30, 1999, costs incurred to date were $13.8 million. The Company expects that an additional $2.4 million will be required to complete this project. The second redevelopment property, which was acquired on May 5, 1999 for approximately $6.5 million, is the Gateway Mall (formerly the Mall 189), a 122,000 square foot shopping center located in South Burlington, Vermont. The Company acquired the general partner's interest in the entity owning the center, which was acquired out of bankruptcy by restructuring and assuming the mortgage debt of $6.2 million. The Gateway Mall is a partially enclosed mall that will be redeveloped into a conventional strip center format at an estimated cost of $4.6 million. The existing tenants include a 31,600 square foot Grand Union supermarket that is currently paying a below-market rent.

Other redevelopment and expansion activity in the portfolio included the completion of construction of a 10-screen movie theater at the Wesmark Plaza in Sumter, South Carolina. On May 28, 1999, the tenant commenced paying an annual base rent of $252,000 plus operating expense pass-throughs. Total costs incurred through June 30, 1999 for this project were $1.1 million. Retenanting activity included the installation and commencement of rent for A.J. Wright in 29,000 square feet at the Walnut Hill Plaza in Woonsocket, Rhode Island and the replacement of BiLo (Penn Traffic) with a Redner's Market, which opened June 9, 1999 at the Pittston Plaza in Pittston, Pennsylvania. At the Ledgewood Mall, in Ledgewood, New Jersey, Stern's was expanded by 11,600 square feet and the Company signed a lease with Phar-Mor for 47,300 square feet of space bringing the total leased percentage of the center to 94%. The Company currently estimates remaining capital outlays of $730,000 for these projects. Additionally, the Company currently estimates that for the remaining portfolio, capital outlays of approximately $2.2 million will be required for tenant improvements, related renovations and other property improvements related to executed leases.

Sources of capital for funding property development, property expansion and renovation and future property acquisitions are expected to be obtained from additional debt financings, sales of existing properties and additional equity offerings. As of June 30, 1999, the Company had total cash available of $12.8 million as well as 10 properties that are currently unencumbered and therefore available as potential collateral for future borrowings.

The Company anticipates that cash flow from operating activities will continue to provide adequate capital for all debt service payments, recurring capital expenditures and REIT distribution requirements.

HISTORICAL CASH FLOW


The following discussion of historical cash flow compares the Company's cash flow for the six month period ended June 30, 1999 ("1999") with the Company's cash flow for the six month period ended June 30, 1998 ("1998").

Net cash provided by operating activities increased from $4.4 million for 1998 to $7.9 million for 1999. This variance was primarily attributable to an increase in operating income before non-cash expenses in 1999 offset, primarily, by $3.4 million additional cash used in 1999 for the payment of accounts payable and accrued expenses.

Investing activities used $8.7 million during 1999, representing a $1.4 million decrease from $10.2 million of cash used during 1998. This variance was the result of a $5.3 million increase in expenditures for real estate acquisitions, development and tenant installation in 1999, offset by net sales proceeds of $6.1 million received in 1999 following the sale of two properties and $637,000 of distributions received from an unconsolidated subsidiary partnership.

Net cash used in financing activities of $1.6 million for 1999 decreased $10.0 million compared to $8.4 million provided in 1998. The decrease resulted primarily from the combination of a $5.6 million decrease in 1999 of net proceeds provided from refinancings and dividends and distributions of $4.4 million being paid in 1999.

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

Non-information technology and related costs: Non-information technology consists mainly of facilities management systems such as telephone, utility and security systems for its properties. The Company is in the process of identifying date sensitive systems and equipment including HVAC units, telephones, security systems and alarms, fire and flood warning systems and general office systems at its properties. Assessment, testing and remediation of these systems is approximately 85% complete and is expected to be fully completed during the early fourth quarter of 1999. The identification and remediation of systems at the properties is being accomplished by Company personnel with the assistance of consultants, for which both costs are being recorded as normal operating expenses. Based on preliminary assessment the cost of any upgrades or replacement is not expected to be significant.

Third parties and related costs: The Company has assessed major third parties' Y2K readiness including tenants, contractors and key suppliers of out-sourced services including, property maintenance, stock transfer, debt servicing, banking collection and disbursement, payroll and benefits. Some of these third parties are publicly traded corporations subject to disclosure requirements for which the Company currently monitors Y2K disclosures in SEC filings. The majority of the Company's private vendors are small suppliers that the Company believes can manually execute their business and are readily replaceable. Management also believes there is no material risk of being unable to procure necessary supplies and services. The Company has requested all significant vendors and tenants to complete Y2K questionnaires and to date has not received any response from such third parties indicating that they have a significant Y2K problem. Based on the responses received to date, the Company believes there are no conditions related to third party readiness that would require material remediation costs. The assessment of third party readiness has been conducted by Company personnel whose costs are recorded as normal operating expenses.

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

Contingency plans: The Company intends to deal with contingency planning after all the results of the above assessments and related remediations are known. To date, the Company is not aware of any conditions requiring further material expenditures for remediation.

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

Item 3.  Quantitative and qualitative disclosures about market risk

The Company's primary market risk exposure is to changes in interest rates related to the Company's mortgage debt. See the discussion under Item 2. of this report for certain quantitative details related to the Company's mortgage debt. Currently, the Company manages its exposure to fluctuations in interest rates primarily through the use of fixed-rate debt. As of June 30, 1999, the Company had total mortgage debt of $294.8 million of which $259.8 million, or 88%, is fixed-rate and $35.0 million, or 12%, is variable-rate based upon either LIBOR or the lender's commercial paper rate, plus certain spreads. The Company may seek variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, the Company would consider hedging against the interest rate risk related to such variable-rate debt through interest rate swaps, as was done related to the $14.0 million financing with Sun America Life Insurance Company that closed in July 1999, or other means.

Part II. Other Information

Item 1.  Legal Proceedings

         There have been no material legal proceedings beyond those previously disclosed in the Registrants previously filed Annual Report on Form 10-K for the year ended December 31, 1998.

Item 2.  Changes in Securities

         Other

         On April 9 and July 16, 1999, Marvin Slomowitz, the former principal shareholder, converted 100,000 and 600,000 OP Units, respectively, to Common Shares on a one-for-one basis.

Item 3.  Defaults Upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders

         On June 16, 1999 the Registrant held its annual meeting of shareholders. The shareholders voted, in person or by proxy for the following proposals. The results of the voting are shown below:

         Proposal 1 -
                                                 Votes Cast For   Votes Against
         Election of Trustees:
         Ross Dworman                              25,320,364         98,850
         Kenneth Bernstein                         25,320,364         98,850
         Martin L. Edelman, Esq.                   25,320,364         98,850
         Marvin J. Levine, Esq.                    25,319,839         99,375
         Lawrence J. Longua                        25,319,864         99,350
         Gregory White                             25,320,364         98,850
         Marvin Slomowitz                          25,320,059         99,155

         Proposal 2 -
         The ratification of the appointment of Ernst & Young, LLP as independent auditors for the Company for the fiscal year ending December 31, 1999:

         Votes Cast For       Votes Cast Against      Abstain          Unvoted
         25,333,949                62,665              22,600             --

         Proposal 3 -
         The approval of the Company's 1999 Share Incentive Plan:.

         Votes Cast For       Votes Cast Against      Abstain          Unvoted
         19,007,004                 664,470          2,033,123         3,714,318

         Proposal 4 -
         Such other business as may properly come before the Annual Meeting Or adjournments thereof:

         Votes Cast For         Votes Cast Against     Abstain         Unvoted
         22,606,693                  2,394,878         417,643            --

Item 6.  Exhibits and Reports on Form 8-K

         The following exhibit is included herein:

         27 Financial Data Schedule (EDGAR filing only)

         Reports on Form 8-K - The Company did not file any report on Form 8-K during the three month period ended June 30, 1999.

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

Date: August 13, 1999