Form 10-Q
period 1999-09-30
ACADIA REALTY TRUST
filed 1999-11-15
CIK 899629

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

                   Yes X                            No


As of November 12, 1999, there were 25,954,915 common shares of beneficial interest, par value $.001 per share, outstanding.

                                    FORM 10-Q


                                      INDEX




Part I: Financial Information                                              Page

Item 1. Financial Statements (unaudited)

Consolidated Balance Sheets as of
September 30, 1999 and December 31, 1998                                     1

Consolidated Statements of Operations for
the three and nine months ended September 30, 1999 and 1998                  2

Consolidated Statements of Cash Flows for
the nine months ended September 30, 1999 and 1998                            3

Notes to Consolidated Financial Statements                                   5

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations                               12

Item 3. Quantitative and Qualitative Disclosure of Market Risk              20


Part II: Other Information

Item 2. Changes in Securities and Use of Proceeds                           21

Item 6. Exhibits                                                            21

Signatures                                                                  22

Item 1. Financial Statements

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                              September 30, 1999            December 31,
                                                                 (unaudited)                    1998
                                                              ------------------            ------------
Assets
Real estate:
Land                                                              $ 81,593                    $ 76,136
Buildings and improvements                                         483,476                     452,300
Properties under development                                        19,231                      22,813
                                                                  --------                    --------
                                                                   584,300                     551,249
Less: accumulated depreciation                                     100,419                      87,202
                                                                  --------                    --------

Net real estate                                                    483,881                     464,047
Property held for sale                                                  --                       7,073
Cash and cash equivalents                                           23,477                      15,183
Cash in escrow                                                      12,138                      12,650
Investments in unconsolidated partnerships                           7,360                       7,516
Rents receivable, net                                                8,443                       6,006
Prepaid expenses                                                     3,954                       2,797
Deferred charges, net                                               12,382                      11,461
Other assets                                                         2,382                       1,779
                                                                  --------                    --------
                                                                  $554,017                    $528,512
                                                                  ========                    ========
Liabilities and Shareholders' Equity

Mortgage notes payable                                            $308,570                    $277,561
Accounts payable and accrued expenses                                8,035                      10,673
Due to related parties                                                 356                         176
Dividends and distributions payable                                  4,383                          --
Other liabilities                                                    2,564                       3,817
                                                                  --------                    --------
  Total liabilities                                                323,908                     292,227
                                                                  --------                    --------
Minority interest in Operating Partnership                          72,653                      79,344
Minority interests in majority-owned partnerships                    2,350                       2,350
                                                                  --------                    --------
  Total minority interests                                          75,003                      81,694
                                                                  --------                    --------
Shareholders' Equity:
Common shares, $.001 par value,
authorized 100,000,000 shares,
issued and outstanding 26,044,615
and 25,419,215 shares, respectively                                     26                          25
Additional paid-in capital                                         171,659                     170,746
Deficit                                                            (16,180)                    (16,180)
Less: 74,600 treasury shares, at cost                                 (399)                         --
                                                                  --------                    --------
  Total shareholders' equity                                       155,106                     154,591
                                                                  --------                    --------
                                                                  $554,017                    $528,512
                                                                  ========                    ========



                             See accompanying notes

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                    (in thousands, except per share amounts)


                                                                          Three months ended            Nine months ended
                                                                             September 30,                 September 30,
                                                                         1999           1998           1999           1998
                                                                         ----           ----           ----           ----
                                                                             (unaudited)                   (unaudited)
Revenues
Minimums rents                                                         $19,606       $ 12,959        $54,459        $29,932
Percentage rents                                                           480            386          1,953          1,474
Expense reimbursements                                                   3,481          2,343          9,976          5,624
Other                                                                      861            462          2,194            820
                                                                       -------       --------        -------        -------
  Total revenues                                                        24,428         16,150         68,582         37,850
                                                                       -------       --------        -------        -------
Operating expenses

Property operating                                                       5,119          4,319         16,427          8,874
Real estate taxes                                                        2,637          2,055          7,752          4,886
General and administrative                                               1,437          1,156          4,541          2,201
Non-recurring  charges                                                      --            919             --          1,473
Depreciation and amortization                                            4,976          4,188         14,627         11,173
                                                                       -------       --------        -------        -------
  Total operating expenses                                              14,169         12,637         43,347         28,607
                                                                       -------       --------        -------        -------
Operating income                                                        10,259          3,513         25,235          9,243

Equity in earnings of unconsolidated partnerships                          140             94            480             94
Loss on sale of properties                                                  --             --         (1,284)            --
Adjustment of carrying value of property held for sale                      --        (11,560)            --        (11,560)
Interest expense                                                        (6,037)        (4,967)       (17,042)       (12,886)
                                                                       -------       --------        -------        -------
Income (loss) before extraordinary item and minority interest            4,362        (12,920)         7,389        (15,109)
Extraordinary item - loss on extinguishment of debt                         --           (439)            --           (707)
Minority interest in Operating Partnership                              (1,279)         2,559         (2,252)         2,922
                                                                       -------       --------        -------        -------
Net Income (loss)                                                      $ 3,083       $(10,800)       $ 5,137       $(12,894)
                                                                       =======       ========        =======       ========
Net income (loss) per Common Share - basic and diluted:
Income (loss) before extraordinary item                                $   .12       $   (.58)       $   .20       $  (1.05)
Extraordinary item                                                          --           (.02)            --           (.05)
                                                                       -------       --------        -------        -------
Net income (loss) per Common Share - basic and diluted                 $   .12       $   (.60)       $   .20       $  (1.10)
                                                                       =======       ========        =======       ========




                             See accompanying notes

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                 (in thousands)

                                                                 September 30,        September 30,
                                                                     1999                  1998
                                                                  (unaudited)          (unaudited)
                                                                  -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                                   $ 5,137              $(12,894)
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
Depreciation and amortization                                        14,627                11,173
Minority interest in Operating Partnership                            2,252                (2,922)
Equity in income of unconsolidated partnerships                        (480)                  (94)
Provision for bad debts                                               1,297                   994
Loss on sale of properties                                            1,284                    --
Extraordinary item - loss on extinguishment of debt                      --                   707
Adjustment to carrying value of property held for sale                   --                11,560
Other                                                                    --                    29

Changes in assets and liabilities:
Funding of escrows, net                                                 512                (2,615)
Rents receivable                                                     (3,734)               (1,430)
Prepaid expenses                                                     (1,157)               (2,743)
Due to/from related parties                                             180                   119
Other assets                                                           (891)                 (115)
Accounts payable and accrued expenses                                (2,638)                1,263
Other liabilities                                                    (1,253)                1,677
                                                                    -------              --------
Net cash provided by operating activities                            15,136                 4,709
                                                                    -------              --------


CASH FLOWS FROM INVESTING ACTIVITIES:

Expenditures for real estate and improvements                       (19,352)              (16,602)
Net proceeds from sale of property                                    6,128                    --
Investments in unconsolidated partnerships                               --                  (861)
Distributions from unconsolidated partnerships                          637                    --
Payment of deferred leasing costs                                    (1,395)               (1,902)
                                                                    -------              --------

Net cash used in investing activities                               (13,982)              (19,365)
                                                                    -------              --------



                             See accompanying notes

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                 (in thousands)

                                                                    September 30,       September 30,
                                                                        1999                 1998
                                                                     (unaudited)         (unaudited)
                                                                     -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of Common Shares                            $    --             $96,099
Principal payments on mortgages                                        (12,291)            (79,634)
Proceeds received on mortgage notes                                     29,418              19,877
Payment of note payable to shareholder                                      --              (3,050)
Payment of deferred financing and other costs                             (804)               (679)
Dividends paid                                                          (6,113)                 --
Distributions to minority interests                                     (2,671)                (31)
Repurchase of Common Shares                                               (399)                 --
                                                                       -------             -------
  Net cash provided by financing activities                              7,140              32,582
                                                                       -------             -------
Increase in cash and cash equivalents                                    8,294              17,926
Cash and cash equivalents, beginning of period                          15,183               1,287
                                                                       -------             -------
Cash and cash equivalents, end of period                               $23,477             $19,213
                                                                       =======             =======

Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for interest, net of amounts
     capitalized of $1,050 and $498, respectively                      $17,719             $12,238
                                                                       =======             =======

Supplemental Disclosures of Non-Cash Investing and Financing Activities:

  Acquisition of real estate by assumption of debt                     $13,883
                                                                       =======

  The following activity was recorded in connection with the RDC Transaction:

    Real estate and investment in partnerships acquired                                  $(253,801)
    Mortgage notes payable assumed                                                         154,234
    Operating partnership units issued                                                      83,250
    Common Shares issued                                                                    13,967
    Minority interests in acquired properties                                                2,350
                                                                                         ---------
    Net Cash                                                                             $      --
                                                                                         =========



                               See accompany notes

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

All of the Company's assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership (the "Operating Partnership"), formerly known as Mark Centers Limited Partnership, and its majority owned partnerships. As of September 30, 1999, the Company controlled 71% of the Operating Partnership as the sole general partner.

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

Actual results could differ from these estimates. Operating results for the nine-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information refer to the consolidated financial statements and accompanying footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Certain 1998 amounts were reclassified to conform to the 1999 presentation.

3. TENANT LEASES

On July 8, 1999 the Company received a $1,370 settlement of its claim against a former tenant which had assigned its lease to a third party, which in turn filed for protection under Chapter 11 of the United States Bankruptcy laws and rejected the lease. The Company's claim against the third party tenant is still pending.

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)


4. SHAREHOLDERS' EQUITY AND MINORITY INTERESTS


The following table summarizes the change in the shareholders' equity and minority interests since December 31, 1998:

                                                                  Shareholders'     Minority
                                                                     Equity         Interests
                                                                  -------------     ---------
Balance at December 31, 1998                                        $154,591         $81,694
Dividends and distributions declared of $0.36 per
 Common Share and Operating Partnership ("OP") Unit                   (9,236)         (3,930)
Conversion of 700,000 OP Units by  OP Unitholder                       5,013          (5,013)
Repurchase of Common Shares                                             (399)             --
Net income for the period January 1 through September 30, 1999         5,137           2,252
                                                                    --------         -------
Balance at September 30, 1999                                       $155,106         $75,003
                                                                    ========         =======

Minority interests represent the limited partners' interest of 10,484,143 and 11,184,143 units in the Operating Partnership at September 30, 1999 and 1998, respectively. In addition, at September 30, 1999, minority interests also include an aggregate amount of $2,350 representing interests held by third parties in four partnerships in which the Company has a majority ownership position.

As of September 30, 1999, the Company had repurchased 74,600 shares at a total cost of $399 under a stock repurchase program. The program, which allows for the repurchase of up to $10,000 of the Company's outstanding Common Shares on the open market, may be discontinued or extended at any time and there is no assurance that the Company will purchase the full amount authorized.

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)


5. INVESTMENT IN PARTNERSHIPS


The Company owns a 49% interest in the Crossroads Joint Venture and Crossroads II Joint Venture (collectively "Crossroads") and accounts for this investment using the equity method. Summary financial information of the Crossroads and the Company's investment in and share of income from Crossroads follows:


                                           September 30,        December 31,
                                               1999                 1998
                                           -------------        ------------
Balance Sheet
Assets:
  Rental property, net                       $ 8,912              $ 9,161
     Other assets                              4,730                4,308
                                             -------              -------

Total assets                                 $13,642              $13,469
                                             =======              =======

Liabilities and partners' equity
     Mortgage note payable                   $35,214              $35,526
     Other liabilities                           716                  502
     Partners' equity                        (22,288)             (22,559)
                                             -------              -------


Total liabilities and partners' equity       $13,642              $13,469
                                             =======              =======

Company's investment in partnerships         $ 7,360              $ 7,516
                                             =======              =======


                                            Nine months          Three months            Nine and
                                                ended               ended           three months ended
                                            September 30,       September 30,          September 30,
                                                1999                 1999                  1998
                                           --------------       -------------       ------------------
Statement of Operations
Total revenue                                 $5,313               $1,786                 $  921
Operating and other expenses                   1,424                  526                    197
Interest expense                               1,912                  641                    363
Depreciation and amortization                    397                  133                     70
                                              ------               ------                 ------


Net income                                    $1,580               $  486                    291
                                              ======               ======                 ======


Company's share of net income                 $  774               $  238                 $  143
Amortization of excess investment
     (See below)                                 294                   98                     49
                                              ------               ------                 ------

Income from partnerships                      $  480               $  140                     94
                                              ======               ======                 ======



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

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)


6. MORTGAGE LOANS

During the three months ended September 30, 1999, the Company closed on two variable rate financings with Sun America Life Insurance Company ("Sun
America") which are secured by two of the Company's properties. On July 7, 1999, the Company closed on a $14,000 loan which matures August 1, 2002, and on September 21, 1999, a $10,000 loan which matures October 1, 2002. Both loans require monthly payments of interest at a rate of LIBOR plus 205 basis points adjusted on a quarterly basis and principal amortized over 25 years. The Company has also purchased interest rate cap agreements for both loans, which cap LIBOR at 6.50%. Approximately $8,555 of the proceeds were used to retire existing debt with Sun America, $535 was used to pay financing costs, interest rate cap agreements and interest, $167 was deposited in escrows, and the remaining proceeds were used for working capital.

7. RELATED PARTY TRANSACTIONS

The Company manages three properties in which certain current shareholders of the Company or their affiliates have ownership interests. Management fees earned by the Company under these contracts are at rates ranging from 3% to 3.5% of collections. Such fees aggregated $518 and $222 during the nine and three-month periods ended September 30, 1999.

On July 16, 1999, Marvin Slomowitz, a current trustee of the Company, converted 600,000 OP Units to 600,000 Common Shares.

8. DIVIDENDS AND DISTRIBUTIONS PAYABLE

On September 17, 1999, the Board of Trustees of the Company approved and declared a quarterly dividend for the quarter ended September 30, 1999 of $0.12 per Common Share. The dividend was paid on October 15, 1999 to the shareholders of record as of September 30, 1999.

9. PER SHARE DATA

Basic earnings per share was determined by dividing the net income applicable to common shareholders by the weighted average number of Common Shares outstanding during each period consistent with the guidelines of the Financial Accounting Standards Board Statement No. 128. The weighted average number of Common Shares for the nine-month periods ended September 30, 1999 and 1998 totaled 25,641,586 and 11,764,133, respectively. The weighted average number of Common Shares for the three-month periods ended September 30, 1999 and 1998 totaled 25,988,860 and 18,078,215, respectively. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Shares were exercised or converted into Common Shares or resulted in the issuance of Common Shares that then shared in the earnings of the Company. Options to purchase an aggregate of 2,341,600 Common Shares at option prices ranging from $5.75 to $9.00 per share were outstanding during the nine month period ended September 30, 1999 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the Common Shares and, therefore, the effect would be antidilutive. For the nine months ended September 30, 1998, no additional Common Shares were reflected as the impact would be anti-dilutive due to the net loss for the period.

10. SEGMENT REPORTING

The Company has two reportable segments: retail properties and multi-family properties. The Company evaluates property performance primarily based on net operating income before depreciation, amortization and certain non-recurring items. The reportable segments are managed separately due to the differing nature of the leases and property operations associated with the retail versus residential tenants. The following table sets forth certain segment information for the Company as of and for the nine and three-month periods ended September 30, 1999 and 1998 (does not include unconsolidated partnerships).

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)





10. SEGMENT REPORTING - continued


                                                                                    Nine months ended
                                                                                   September 30, 1999
                                                              ----------------------------------------------------------------
                                                                 Retail         Multi-Family          All
                                                               Properties        Properties          Other            Total
                                                               ----------       ------------         -----            -----
Revenues                                                       $ 56,010           $11,149           $1,423          $ 68,582
Property operating expenses and
  real estate taxes                                              19,703             4,476               --            24,179
Net property income before depreciation,
  amortization and certain nonrecurring items                    36,307             6,673            1,423            44,403
Depreciation and amortization                                    13,146             1,343              138            14,627
Interest expense                                                 13,997             3,045               --            17,042
Real estate, at cost                                            502,426            81,874               --           584,300
Total assets                                                    461,831            84,826            7,360           554,017
Gross leasable area (multi-family - 2,273 units)                  8,709             2,039               --            10,748
Expenditures for real estate and improvements                    18,194             1,158               --            19,352



Reconciliation to loss before
extraordinary item and minority interest
----------------------------------------

Net property income before depreciation,
  amortization and certain nonrecurring items                                                                       $ 44,403
Depreciation and amortization                                                                                        (14,627)
General and administrative                                                                                            (4,541)
Non-recurring charges                                                                                                     --
Equity in earnings of unconsolidated
  partnerships                                                                                                           480
Loss on sale of property                                                                                              (1,284)
Adjustment of carrying value of property held for sale                                                                    --
Interest expense                                                                                                     (17,042)
                                                                                                                    --------
Income before extraordinary item and minority interest                                                              $  7,389
                                                                                                                    ========

                                                                                   Three months ended
                                                                                   September 30, 1999
                                                              --------------------------------------------------------------
                                                                  Retail        Multi-Family         All
                                                                Properties       Properties         Other            Total
                                                                ----------      ------------        -----            -----
Revenues                                                         $20,083           $3,759           $586            $24,428
Property operating expenses and
  real estate taxes                                                6,220            1,536             --              7,756
Net property income before depreciation,
  amortization and certain nonrecurring items                     13,863            2,223            586             16,672
Depreciation and amortization                                      4,445              463             68              4,976
Interest expense                                                   5,017            1,020             --              6,037
Real estate, at cost                                                  --               --             --                 --
Total assets                                                          --               --             --                 --
Gross leasable area (multi-family - 2,273 units)                      --               --             --                 --
Expenditures for real estate and improvements                      4,218              508             --              4,726



Reconciliation to income before
extraordinary item and minority interest
----------------------------------------

Net property income before depreciation,
  amortization and certain nonrecurring items                                                                       $16,672
Depreciation and amortization                                                                                        (4,976)
General and administrative                                                                                           (1,437)
Non-recurring charges
Equity in earnings of unconsolidated
  partnerships                                                                                                          140
Loss on sale of property                                                                                                 --
Adjustment of carrying value of property held for sale                                                                   --
Interest expense                                                                                                     (6,037)
                                                                                                                    -------
Income before extraordinary item and minority interest                                                              $ 4,362
                                                                                                                    =======

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)





10. SEGMENT REPORTING - continued

                                                                                    Nine months ended
                                                                                   September 30, 1998
                                                              ----------------------------------------------------------------
                                                                 Retail         Multi-Family          All
                                                               Properties        Properties          Other            Total
                                                               ----------       ------------         -----            -----
Revenues                                                       $ 37,295            $   --             $555          $ 37,850
Property operating expenses and
  real estate taxes                                              13,760                --               --            13,760
Net property income before depreciation,
  amortization and certain nonrecurring items                    23,535                --              555            24,090
Depreciation and amortization                                    10,806                --              367            11,173
Interest expense                                                 12,878                --                8            12,886
Real estate, at cost                                            543,054                --               --           543,054
Total assets                                                    527,302                --               --           527,302
Gross leasable area (multi-family - 2,273 units)                  9,132             2,039               --            11,171
Expenditures for real estate and improvements                    16,602                --               --            16,602


Reconciliation to loss before
extraordinary item and minority interest
----------------------------------------

Net property income before depreciation,
  amortization and certain nonrecurring items                                                                       $ 24,090
Depreciation and amortization                                                                                        (11,173)
General and administrative                                                                                            (2,201)
Non-recurring charges                                                                                                 (1,473)
Equity in earnings of unconsolidated
  partnerships                                                                                                            94
Loss on sale of property                                                                                                  --
Adjustment of carrying value of property held for sale                                                               (11,560)
Interest expense                                                                                                     (12,886)
                                                                                                                    --------
Loss before extraordinary item and minority interest                                                                $(15,109)
                                                                                                                    ========

                                                                                   Three months ended
                                                                                   September 30, 1998
                                                              --------------------------------------------------------------
                                                                  Retail        Multi-Family         All
                                                                Properties       Properties         Other            Total
                                                                ----------      ------------        -----            -----
Revenues                                                         $15,865            $  --           $285            $16,150
Property operating expenses and
  real estate taxes                                                6,374               --             --              6,374
Net property income before depreciation,
  amortization and certain nonrecurring items                      9,491               --            285              9,776
Depreciation and amortization                                      3,922               --            266              4,188
Interest expense                                                   4,964               --              3              4,967
Real estate, at cost                                                  --               --             --                 --
Total assets                                                          --               --             --
Gross leasable area (multi-family - 2,273 units)                      --               --             --                 --
Expenditures for real estate and improvements                      8,576               --             --              8,576


Reconciliation to loss before
extraordinary item and minority interest
----------------------------------------

Net property income before depreciation,
  amortization and certain nonrecurring items                                                                      $  9,776
Depreciation and amortization                                                                                        (4,188)
General and administrative                                                                                           (1,156)
Non-recurring charges                                                                                                  (919)
Equity in earnings of unconsolidated
  partnerships                                                                                                           94
Loss on sale of property                                                                                                 --
Adjustment of carrying value of property held for sale                                                              (11,560)
Interest expense                                                                                                     (4,967)
                                                                                                                   --------
Loss before extraordinary item and minority interest                                                               $(12,920)
                                                                                                                   ========

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)

11. SUBSEQUENT EVENTS

On October 1, 1999, the Company received a settlement of $460 with respect to certain claims related to the Chapter 11 bankruptcy proceedings for the Penn Traffic Company. This amount was accrued and included in minimum rents for the three and nine month periods ended September 30, 1999.

On November 8, 1999, the Company executed a contract to purchase all of the partnership interests of a New York limited partnership which owns a 96,000 square foot community shopping center located in Rockland County, New York, anchored by a 52,000 square foot supermarket. The purhase price of $7,320, subject to closing adjustments, will consist of $470 cash, issuance of $2,205 in preferred OP Units and the assumption of $4,645 in first mortgage debt. The preferred OP Units will have a coupon rate of 9% and will be convertible into common OP Units at a price of $7.50 per unit. The closing is anticipated to occur during November 1999.

12. PRO FORMA INFORMATION

The following unaudited pro forma condensed consolidated information for the nine months ended September 30, 1998 is presented as if the RDC Transaction as described in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, had occurred on January 1, 1997.

                                                              September 30,
                                                                  1998
                                                                  ----


Revenue                                                        $ 61,970
                                                               ========
Loss before extraordinary item                                 $ (5,471)
                                                               ========


Net loss                                                       $ (5,739)
                                                               ========


Net loss per share-
  basic and diluted                                            $  (0.23)
                                                               ========



Weighted average number of
  Common Shares outstanding                                  24,677,928
                                                             ==========

Weighted average number of
  Common Shares outstanding-assuming
  dilution                                                        n/a

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is based on the consolidated financial statements of Acadia Realty Trust (the "Company") as of September 30, 1999 and 1998 and for the three and nine months then ended. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

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

RESULTS OF OPERATIONS

The following comparison for the three and nine-month periods ended September 30, 1999 as compared to the same periods for 1998 reference the effect of the properties acquired on August 12, 1998 (the "RDC Properties") as a result of the RDC Transaction as discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Comparison of the three-month period ended September 30, 1999 ("1999") to the three-month period ended September 30, 1998 ("1998")

Total revenues increased $8.3 million, or 51%, to $24.4 million for 1999 compared to $16.1 million for 1998.

Minimum rents increased $6.6 million, or 51%, to $19.6 million for 1999 compared to $13.0 million for 1998. $4.0 million, or 61%, of the increase was attributable to the RDC Properties. $1.4 million, or 21% of the increase was attributable to amounts received as a result of two settlements. The first settlement was related to the Company's claim against a former tenant as discussed in Note 3 to the accompanying consolidated financial statements. The second was with respect to certain claims related to the Chapter 11 proceedings for the Penn Traffic Company. The remaining increase was primarily due to a property acquisition, a portion of a redevelopment project placed in service subsequent to 1998, and anchor replacements at the Ledgewood Mall.

Percentage rents increased $94,000, or 24%, to $480,000 for 1999 compared to $386,000 for 1998. $30,000 of the increase was attributable to the RDC Properties. The remaining increase was primarily attributable to the impact from the Company's adopting the Emerging Issue Task Force ("EITF") Issue No. 98-9 "Accounting for Contingent Rent in Interim Financial Periods" in 1998, which requires lessors to defer income recognition for percentage rent until the tenant sales breakpoint is met.

Expense reimbursements increased $1.2 million, or 49%, from $2.3 million for 1998 to $3.5 million for 1999. $648,000, or 57% of the increase was attributable to the RDC Properties. The remaining increase was primarily attributable to anchor replacements at the Ledgewood Mall which resulted in increased expense recoveries at the center.

Other income increased $399,000 for 1999 of which $169,000 was attributable to the management fees earned under four contracts acquired in the RDC Transaction. The remaining increase was primarily attributable to an increase in interest earning assets in 1999.

Total operating expenses increased $1.5 million, or 12%, to $14.1 million for 1999, from $12.6 million for 1998.

Property operating expenses increased $800,000, or 19%, to $5.1 million for 1999 compared to $4.3 million for 1998. Of this amount, $1.3 million, or 163%, was attributable to the RDC Properties. This was partially offset by an increase in estimated claims in 1998 related to the Company's property-related liability insurance policies.

Real estate taxes increased $582,000, or 28%, from $2.1 million for 1998 to $2.6 million for 1999. This increase was primarily attributable to the RDC Properties.

Depreciation and amortization increased $788,000, or 19%, from $4.2 million for 1998 to $5.0 million for 1999 which was primarily attributable to the RDC Properties.

General and administrative expense increased $281,000, or 24%, from $1.2 million for 1998 to $1.4 million for 1999. This increase was primarily attributable to additional staffing and administration costs following the RDC Transaction.

Non-recurring charges of $919,000 in 1998 are costs incurred related to the RDC Transaction and primarily represent payments made to certain officers and key employees pursuant to change in control provisions of employment contracts.

Interest expense of $6.0 million for 1999 increased $1.1 million, or 22%, from $5.0 million for 1998. Of this increase, $884,000, or 80%, was attributable to the mortgage debt associated with the RDC Properties. The remaining increase is related to additional borrowings subsequent to 1998.

Comparison of the nine-month period ended September 30, 1999 ("1999") to the nine-month period ended September 30, 1998 ("1998")

Total revenues increased $30.7 million, or 81%, to $68.6 million for 1999 compared to $37.9 million for 1998.

Minimum rents increased $24.5 million, or 82%, to $54.5 million for 1999 compared to $29.9 million for 1998. $21.0 million, or 86%, of the increase was attributable to the RDC Properties. $1.4 million, or 6% of the increase was attributable to amounts received as a result of two settlements as discussed in the comparison of the three months ended September 30, 1999 and 1998. The remaining increase was primarily due to a property acquisition, a redevelopment project placed in service subsequent to 1998, and anchor replacements at the Ledgewood Mall.

Percentage rents increased $479,000, or 32%, to $2.0 million for 1999 compared to $1.5 million for 1998. $188,000, or 39%, of the increase was attributable to the RDC Properties. The remaining increase was primarily attributable to the impact from the Company's adopting EITF No. 98-9 in 1998.

Expense reimbursements increased $4.4 million, or 77%, for 1999, of which $3.6 million resulted from the RDC Properties. The remaining increase was primarily attributable to anchor replacements at the Ledgewood Mall and an increase in expense recoveries resulting from increased contract services, primarily snow removal, as a result of the comparatively mild winter season in 1998.

Other income increased $1.4 million, of which $569,000 resulted from the RDC Properties and $438,000 was due to management fees, which were earned under four contracts acquired in the RDC Transaction. The remaining increase was attributable to an increase in interest income resulting from a higher balance of interest earning assets in 1999.

Total operating expenses increased $14.7 million, or 52%, to $43.3 million for 1999, from $28.6 million for 1998.

Property operating expenses increased $7.5 million, or 85%, to $16.4 million for 1999 compared to $8.9 million for 1998. $6.4 million, or 84% of the increase, was attributable to the RDC Properties. The remaining increase was due to additional staffing in the leasing and property management departments following the RDC Transaction and an increase in contract services, primarily snow removal, as a result of the comparatively mild winter season in 1998. This increase was partially offset against an increase in estimated claims related to the Company's property-related liability insurance policies in 1998.

Real estate taxes increased $2.9 million, or 59%, from $4.9 million for 1998 to $7.8 million for 1999. This increase was primarily attributable to the RDC Properties.

Depreciation and amortization increased $3.5 million, or 31%, for 1999 primarily attributable to the RDC Properties.

General and administrative expense increased $2.3 million, or 106%, from $2.2 million for 1998 to $4.5 million for 1999, which was primarily attributable to additional staffing and administration costs following the RDC Transaction.

Non-recurring charges of $1.5 million are for those costs as discussed in the comparison of the three months ended September 30, 1999 and 1998.

Interest expense of $17.0 million for 1999 increased $4.1 million, or 32%, from $12.9 million for 1998. This increase was primarily attributable to the mortgage debt associated with the RDC Properties partially offset by the paydown of certain existing debt with the proceeds from the RDC Transaction. Contributing further to this increase was $31.7 million of outstanding debt as of September 30, 1999 as a result of new borrowings made subsequent to 1998.

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

Generally, NAREIT defines FFO as net income (loss) before gains (losses) on sales of property, non-recurring charges and extraordinary items, adjusted for certain non-cash charges, primarily depreciation and amortization of capitalized leasing costs. The reconciliation of net income to FFO for the three and nine-month periods ended September 30, 1999 and 1998 is as follows:

                                                                         For the three months            For the nine months
                                                                                ended                           ended
                                                                             September 30,                   September 30,
                                                                       1999              1998             1999           1998
                                                                       ----              ----             ----           ----
Net income (loss)                                                     $ 3,083          $(10,800)         $ 5,137       $(12,894)

Depreciation of real estate and amortization of leasing costs:

   Wholly owned and consolidated subsidiaries                           4,717             3,955           13,999         10,515
   Unconsolidated subsidiaries                                            156                76              468             76
Non-recurring RDC transaction charges                                      --               919               --          1,473
Income (loss) attributable to minority interest                         1,279            (2,559)           2,252         (2,922)
Loss on sale of property                                                   --                --            1,284             --

Adjustment of carrying value of property held for sale                     --            11,560               --         11,560
Other adjustments                                                          --                (4)              --             25
Establish  reserve for environmental remediation costs                     --                --               --             88
Extraordinary item - loss on extinguishment of debt                        --               439               --            707
                                                                      -------          --------          -------       --------
Funds from Operations (a)                                             $ 9,235          $  3,586          $23,140       $  8,628
                                                                      =======          ========          =======       ========

Funds from Operations per Share (b)                                    $ 0.25           $  0.15           $ 0.63         $ 0.57
                                                                       ======           =======           ======         ======

(a) Commencing in 1999, the Company includes the effect of the straight-lining of rents in computing FFO in accordance with the NAREIT definition. Prior to 1999, straight-line rents, net of related write-offs, were excluded in reporting FFO. The above 1998 amounts have been restated to include the effect from the straight-lining of rents.

(b) Assumes full conversion of a weighted average 10,950,810 and 3,253,978 OP Units into Common Shares for the nine months ended September 30, 1999 and 1998, respectively, for a total weighted average Common Shares and OP Units of 36,592,396 and 15,018,111, respectively. For the three months ended September 30, 1999 and 1998, full conversion of a weighted average 10,581,969 and 6,462,752 OP Units into Common Shares is assumed, respectively, for a total weighted average Common Shares and OP Units of 36,570,829 and 24,540,967, respectively

LIQUIDITY AND CAPITAL RESOURCES

Financing and Debt

During the three months ended September 30, 1999, the Company closed on two variable rate financings with Sun America Life Insurance Company ("Sun
America") which are secured by two of the Company's properties. On July 7, 1999, the Company closed on a $14.0 million loan which matures August 1, 2002, and on September 21, 1999, a $10.0 million loan which matures October 1, 2002. Both loans require monthly payments of interest at a rate of LIBOR plus 205 basis points adjusted on a quarterly basis and principal amortized over 25 years. The Company has also purchased interest rate cap agreements for both loans which cap LIBOR at 6.50%. Approximately $8.6 million of the proceeds were used to retire existing debt with Sun America, $535,000 were used to pay financing costs, interest rate cap agreements and interest, $167,000 was deposited in escrows, and the remaining proceeds were used for working capital.

As of September 30, 1999 interest on the Company's mortgage indebtedness ranged from 6.4% to 9.6% with maturities that ranged from December 1999 to March 2022. Of the total outstanding debt, $249.6 million, or 81%, was carried at fixed interest rates with a weighted average of 8.4% and $59.0 million, or 19%, was carried at variable rates with a weighted average of 8.2%. Of the total outstanding debt, $140.4 million will mature by 2001 (outstanding principal at maturity dates), with scheduled maturities of $4.3 million in 1999 at a weighted average interest rate of 7.7%, $94.9 million in 2000 at a weighted average interest rate of 8.5% and $41.2 million in 2001 at a weighted average interest rate of 7.8%. The Company expects to refinance this indebtedness or select other alternatives based on market conditions at the time, although there can be no assurance as to the consummation or terms of such refinancings.


The following table summarizes the Company's mortgage indebtedness as of September 30, 1999:

LIQUIDITY AND CAPITAL RESOURCES

                                                             September 30,    December 31,                Interest
                                                                 1999            1998                       Rate
                                                                 ----            ----                       ----
                  Mortgage notes payable - variable-rate
General Electric Capital Corp.                               $   7,157         $   6,989        7.96% (Commercial paper rate +2.75%)
Fleet Bank, N.A.                                                 9,353             8,268               7.15% (LIBOR + 1.78%)
KBC Bank                                                        14,571            14,760               6.43% (LIBOR + 1.25%)
Fleet Bank, N.A.                                                 3,979                 -               7.11% (LIBOR + 1.75%)
Sun America Life Insurance Company                              13,970                 -               7.36% (LIBOR + 2.05%)
Sun America Life Insurance Company                              10,000                 -               7.57% (LIBOR + 2.05%)
                                                             ---------         ---------
                         Total variable-rate debt               59,030            30,017
                                                             ---------         ---------

                    Mortgage notes payable - fixed rate

Sun America Life Insurance Company                                   -             8,717                       7.75%
The Manufacturers Life Insurance Company (USA)                   4,319             4,372                       7.73%
John Hancock Mutual Life Insurance Company                      54,014            54,445                       9.11%
Metropolitan Life Insurance Company                             41,000            41,000                       7.75%
Sun America Life Insurance Company                              42,361            43,832                       7.75%
Anchor National Life Insurance Company                           3,888             3,950                       7.93%
Lehman Brothers Holdings, Inc.                                  18,016            18,140                       8.32%
Northern Life Insurance Company                                  3,234             3,409                       7.70%
Bankers Security Life                                            2,230             2,351                       7.70%
Morgan Stanley Mortgage Capital                                 44,257            44,729                       8.84%
Nomura Asset Capital Corporation                                22,404            22,599                       9.02%
Mellon Mortgage Company                                          7,595                 -                       9.60%
Huntoon Hastings Capital Corp.                                   6,222                 -                       7.50%
                                                             ---------         ---------
                           Total fixed-rate debt               249,540           247,544
                                                             ---------         ---------
                                                             $ 308,570         $ 277,561
                                                             =========         =========

                                                                                             Monthly
                                                                         Properties          Payment
                                                             Maturity    Encumbered           Terms
                                                             --------    ----------           -----
                  Mortgage notes payable - variable-rate
General Electric Capital Corp.                               01/01/02        (1)               (18)
Fleet Bank, N.A.                                             05/31/02        (2)               (18)
KBC Bank                                                     12/31/02        (3)               (18)
Fleet Bank, N.A.                                             03/15/02        (4)               (18)
Sun America Life Insurance Company                           08/01/02        (5)               (18)
Sun America Life Insurance Company                           10/01/02        (6)            $78(18)

                         Total variable-rate debt


                    Mortgage notes payable - fixed rate

Sun America Life Insurance Company                           06/24/99        (6)             $ 74(18)
The Manufacturers Life Insurance Company (USA)               12/10/99        (7)             $ 34(18)
John Hancock Mutual Life Insurance Company                   04/01/00        (8)             $455(18)
Metropolitan Life Insurance Company                          06/01/00        (9)                 (19)
Sun America Life Insurance Company                           01/01/01        (10)            $346(18)
Anchor National Life Insurance Company                       01/01/04        (11)            $ 33(18)
Lehman Brothers Holdings, Inc.                               03/01/04        (12)            $139(18)
Northern Life Insurance Company                              12/01/08        (13)            $ 41(18)
Bankers Security Life                                        12/01/08        (13)            $ 28(18)
Morgan Stanley Mortgage Capital                              11/01/21        (14)            $380(18)
Nomura Asset Capital Corporation                             03/11/22        (15)            $193(18)
Mellon Mortgage Company                                      05/23/05        (16)            $ 71(18)
Huntoon Hastings Capital Corp.                               09/01/02        (17)            $ 39(19)

                           Total fixed-rate debt

Notes:
(1)   Soundview Marketplace     (9)   Valmont Plaza                    (14) Midway Plaza
                                      Luzerne Street Plaza                  Northside Mall
(2)   Village Commons                 Green Ridge Plaza                     New Smyrna Beach
                                      Crescent Plaza                        Cloud Springs Plaza
(3)   Marley Run Apartments           East End Centre                       Troy Plaza
                                                                            Martintown Plaza
(4)   Town Line                 (10)  Bloomfield Town Square                Kings Fairgrounds
                                      Atrium Mall                           Shillington Plaza
(5)   Merrillville Plaza              Walnut Hill Shopping Center           Dunmore Plaza
                                      GHT Apartments                        Kingston Plaza
(6)   Village Apartments              Colony Apartments                     Twenty Fifth Street Shopping Center
                                                                            Circle Plaza
(7)   Hobson West Plaza         (11)  Pittston Plaza                        Mountainville Plaza
                                                                            Plaza 15
(8)   New Loudon Centre         (12)  Glen Oaks Apartments                  Bimey Plaza
      Ledgewood Mall                                                        Monroe Plaza
      Plaza 422                 (13)  Manahawkin Shopping Center            Ames Plaza
      Berlin Shopping Center
      Route 6 Mall                                                     (15) Northwood Centre
      Tioga West
      Bradford Towne Centre                                            (16) Mad River Shopping Center

                                                                       (17) Gateway Mall

                                                                       (18) Monthly principal and interest

                                                                       (19) Interest only monthly

                                       17

Payment of Dividend

On September 17, 1999, the Board of Trustees of the Company approved and declared a quarterly dividend for the quarter ended September 30, 1999 of $0.12 per Common Share. The dividend was paid on October 15, 1999 to the shareholders of record as of September 30, 1999.

Stock Repurchase Plan

Through November 10, 1999, the Company had repurchased 164,300 shares at a total cost of $850,000 under a stock repurchase program. The program, which allows for the repurchase of up to $10.0 million of the Company's outstanding Common Shares on the open market, may be discontinued or extended at any time and there is no assurance that the Company will purchase the full amount authorized.

Property Development and Leasing

The Company's acquisition program focuses on acquiring sub-performing neighborhood and community shopping centers that are well-located and creating significant value through retenanting and property redevelopment. The Company is currently redeveloping two such properties; both located in the Northeast region. The Company is substantially complete with the redevelopment of the 39,700 square foot building located in Greenwich, Connecticut, which consists of 17,000 square feet of retail space and 21 apartments (approximately 15,000 square feet). During June 1999, Restoration Hardware, the lead anchor for the center occupying 12,300 square feet of the retail space, commenced paying rent. The residential portion is substantially complete with eight of the twenty-one apartments pre-leased as of September 30, 1999. Management anticipates the remaining apartments to be substantially leased by the end of the first quarter 2000. As of September 30, 1999, costs incurred to date were $14.9 million. The Company expects that an additional $1.8 million will be required to complete this project. The second property, the Gateway Mall (formerly the Mall 189), located in Burlington, Vermont, is in its early stages of redevelopment with anticipated completion in summer 2001. The property is a partially enclosed mall that will be reconfigured into a conventional strip center format at an estimated cost of $4.6 million.

The Company has received municipal approval to renovate and expand by approximately 30,000 square feet the 125,000 square foot Elmwood Park Shopping Center. As part of the redevelopment, the Company is planning to construct a 48,000 square foot free-standing A&P supermarket, replacing a 28,000 square foot in-line Grand Union supermarket at a significantly higher rent per square foot. The Company expects redevelopment costs of approximately $8.0 million to complete this project. In connection with the RDC Transaction, the Operating Partnership is also obligated to issue additional OP Units upon the completion of this project and the commencement of rental payments from the A&P supermarket. The number of OP Units to be issued will equal $2.75 million divided by the average market price of the Common Shares for the 20 preceding days of trading. Additionally, the Company currently estimates that for the remaining portfolio, capital outlays of approximately $5.1 million will be required for tenant improvements, related renovations and other property improvements related to executed leases.

Sources of capital for funding property development, property expansion and renovation, repurchase of common stock and future property acquisitions are expected to be obtained from cash on hand, additional debt financings, sales of existing properties and additional equity offerings. The Company also has nine properties that are currently unencumbered and therefore available as potential collateral for future borrowings.

The Company anticipates that cash flow from operating activities will continue to provide adequate capital for all debt service payments, recurring capital expenditures and REIT distribution requirements.

HISTORICAL CASH FLOW

The following discussion of historical cash flow compares the Company's cash flow for the nine month period ended September 30, 1999 ("1999") with the Company's cash flow for the nine month period ended September 30, 1998 ("1998").

Net cash provided by operating activities increased from $4.7 million for 1998 to $15.1 million for 1999. This variance was primarily attributable to an increase in operating income before non-cash expenses in 1999, offset primarily by $6.8 million additional cash used in 1999 for the payment of accounts payable and other liabilities.

Investing activities used $14.0 million during 1999, representing a $5.4 million decrease from $19.4 million of cash used during 1998. This variance was primarily the result of net sales proceeds of $6.1 million received in 1999 following the sale of two properties, offset by a $2.2 million increase in expenditures for real estate acquisitions, development and tenant installation in 1999.

Net cash provided by financing activities of $7.1 million for 1999 decreased $25.5 million compared to $32.6 million provided in 1998. The decrease resulted primarily from $96.1 million of net proceeds from the issuance of Common Shares in 1998 and dividends and distributions of $8.8 million being paid in 1999. This was partially offset by additional cash of $70.4 million used in 1998 for the repayment of debt and a $9.5 million increase in cash provided by additional borrowings.

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

Non-information technology and related costs: Non-information technology consists mainly of facilities management systems such as telephone, utility and security systems for its properties. The Company believes it has identified the date sensitive systems and equipment including HVAC units, telephones, security systems and alarms, fire and flood warning systems and general office systems at its properties. Assessment, testing and remediation of these systems is complete The identification and remediation of systems at the properties has been performed by Company personnel with the assistance of consultants, for which both costs have been recorded as normal operating expenses. cost of upgrades or replacements has not been significant.

Third parties and related costs: The Company has assessed major third parties' Y2K readiness including tenants, contractors and key suppliers of out-sourced services including, property maintenance, stock transfer, debt servicing, banking collection and disbursement, payroll and benefits. Some of these third parties are publicly traded corporations subject to disclosure requirements for which the Company currently monitors Y2K disclosures in SEC filings. The majority of the Company's private vendors are small suppliers that the Company believes can manually execute their business and are readily replaceable. Management also believes there is no material risk of being unable to procure necessary supplies and services. The Company has requested all significant vendors and tenants to complete Y2K questionnaires and to date has not received any response from such third parties indicating that they have a significant Y2K problem. Based on the responses received to date, the Company believes there are no conditions related to third party readiness that would require material remediation costs. The assessment of third party readiness has been conducted by Company personnel whose costs have been recorded as normal operating expenses.

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

Item 3.  Quantitative and qualitative disclosures about market risk

The Company's primary market risk exposure is to changes in interest rates related to the Company's mortgage debt. See the discussion under Item 2. of this report for certain quantitative details related to the Company's mortgage debt. Currently, the Company manages its exposure to fluctuations in interest rates primarily through the use of fixed-rate debt. As of September 30, 1999, the Company had total mortgage debt of $308.6 million of which $249.6 million, or 81%, is fixed-rate and $59.0 million, or 19%, is variable-rate based upon either LIBOR or the lender's commercial paper rate, plus certain spreads. The Company may seek variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, the Company would consider hedging against the interest rate risk related to such variable-rate debt through interest rate caps, as was done with the two financings closed during the quarter ended September 30, 1999 with Sun America Life Insurance Company, or other means.

Part II. Other Information

Item 1.  Legal Proceedings

         There have been no material legal proceedings beyond those previously disclosed in the Registrants previously filed Annual Report on Form 10-K for the year ended December 31, 1998

Item 2.  Changes in Securities

         Other

         On July 16, 1999, Marvin Slomowitz, the former principal shareholder, converted 600,000 OP Units, respectively, to Common Shares on a one-for-one basis.

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 6.  Exhibits and Reports on Form 8-K

         The following exhibit is included herein:


         21 List of Subsidiaries of Acadia Realty Trust


         27 Financial Data Schedule (EDGAR filing only)


         Reports on Form 8-K - The Company did not file any report on Form 8-K during the three month period ended September 30, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ACADIA REALTY TRUST



                                        ------------------------
By:                                     Ross Dworman
                                        Chairman and Chief Executive
                                        Officer (Principal Executive
                                        Officer)





                                        --------------------------
                                        Perry Kamerman
                                        Senior Vice President of Finance
                                        (Principal Financial and
                                        Accounting Officer)


Date: November 12, 1999