Form 10-K
period 1999-12-31
ACADIA REALTY TRUST
filed 2000-03-30
CIK 899629

                       Securities and Exchange Commission
                              Washington, DC 20549
                                    FORM 10-K

 x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                   For the fiscal year ended December 31, 1999
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

The aggregate market value of the voting common equity stock held by non-affiliates of the Registrant was approximately $137.4 million based on the closing price on the New York Stock Exchange for such stock on March 22, 2000 (the Company has no non-voting common equity).

The number of shares of the Registrant's Common Shares of Beneficial Interest outstanding was 25,261,715 on March 22, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III - Definitive proxy statement for the Annual Meeting of Shareholders presently scheduled to be held May 16, 2000, to be filed pursuant to Regulation 14A.

                                TABLE OF CONTENTS

                                Form 10-K Report

Item No.                                                                 Page
--------                             PART I                              ----
1.  Business                                                             3

2.  Properties                                                           8

3.  Legal Proceedings                                                    15

4.  Submission of Matters to a Vote
    of Security Holders                                                  15

                                     PART II

5.  Market for the Registrant's Common Equity and
    Related Shareholder Matters                                          16

6.  Selected Financial Data                                              17

7.  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                  19


7A. Quantitative and Qualitative Disclosures about
    Market Risk                                                          26

8.  Financial Statements and Supplementary Data                          26

9.  Changes in and Disagreements with Accountants on
    Accounting and Financial Disclosure                                  26

                                    PART III

10. Directors and Executive Officers of the Registrant                   27

11. Executive Compensation                                               27

12. Security Ownership of Certain Beneficial Owners and Management       27

13. Certain Relationships and Related Transactions                       27

                                     PART IV

14. Exhibits, Financial Statements, Schedules and
    Reports on Form 8-K                                                  27

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

                                     PART I


ITEM 1. BUSINESS

GENERAL

         Acadia Realty Trust (the "Company"), formerly Mark Centers Trust, was formed on March 4, 1993 as a Maryland Real Estate Investment Trust ("REIT"). The Company is a fully integrated, self-managed and self-administered equity REIT focused primarily on the ownership, acquisition, redevelopment and management of neighborhood and community shopping centers, and multi-family properties. The Company operates fifty-eight properties, which it owns or has an ownership interest in, consisting of forty-seven neighborhood and community shopping centers, three enclosed malls, two mixed use properties (a retail/office center and a retail/residential property), five multi-family properties and one redevelopment property which are all located in the Eastern and Midwestern regions of the United States. The retail/office mixed use property is currently held for sale.

         All of the Company's assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership, a Delaware limited partnership (the "Operating Partnership"), previously Mark Centers Limited Partnership, and its majority owned subsidiaries. As of December 31, 1999, the Company controlled 71% of the Operating Partnership as the sole general partner.

         On August 12, 1998 the Company completed the transactions contemplated by the Contribution and Share Purchase Agreement dated April 15, 1998 (the "RDC Transaction"). In connection with the RDC Transaction, the Operating Partnership acquired (i) fee title or all, or substantially all, of the ownership interests in twelve shopping centers, five multi-family properties and one redevelopment property, (ii) a 49% interest in one shopping center, (iii) certain third party management contracts, and (iv) certain promissory notes from real estate investment partnerships and related entities, which are not under common control, in which RD Capital, Inc. ("RDC") serves as general partner or in another similar management capacity, for approximately 11.1 million Operating Partnership Units ("OP Units") and approximately 2.0 million common shares of beneficial interest ("Common Shares") valued at $97.2 million. In addition, the Company assumed mortgage debt aggregating $154.2 million and incurred other capitalized transaction costs of $5.8 million resulting in an aggregate purchase price of $257.2 million. Pursuant to the terms of the RDC Transaction, the recipients of the OP Units and Common Shares were restricted, subject to certain limited exceptions, from selling or otherwise transferring such OP Units or Common Shares prior to the first anniversary of the closing of the RDC Transaction. As part of the RDC Transaction, the Company issued approximately
13.3 million Common Shares to three real estate investment limited partnerships (collectively "RDC Funds"), in which affiliates of RDC serve as general partner, in exchange for $100.0 million. As a result of the RDC Transaction, the RDC Funds owned 63% of the Common Shares in the Company. Each of the RDC Funds appointed each of its partners as such RDC Funds' proxy with respect to the Common Shares to which such partner would be entitled upon a dissolution of such RDC Fund and a distribution of such Common Shares among the partners. Other real estate investment partnerships and related entities in which RDC or its affiliates serve as general partner or in another similar management capacity, owned 93% of the minority interest in the Operating Partnership as limited partners. Collectively, after giving effect to the conversion of their OP Units, which are generally exchangeable for Common Shares on a one-for-one basis, these entities and the RDC Funds beneficially owned 72% of the Common Shares as of the closing of the RDC Transaction. The Operating Partnership is also obligated to issue additional OP Units valued at $2.8 million upon the completion of certain improvements and the commencement of rental payments from a designated tenant at one of the properties acquired in the RDC Transaction.

         In March 2000, the RDC Funds, in accordance with their respective partnership agreements (the "RDC Fund Partnership Agreements"), distributed to their respective limited partners the Common Shares which had been issued to the RDC Funds in connection with the RDC Transaction. Pursuant to a registration and lock-up agreement, dated as of the date of the RDC Transaction (the "Registration Agreement"), in March 2000, the Company filed a registration statement with the Securities and Exchange Commission to permit the resale of such Common Shares, which registration statement was declared effective in March 2000. Pursuant to the RDC Fund Partnership Agreements and the Registration Agreement, such limited partners had agreed to certain restrictions on the sale of such Common Shares by such limited partners (the "Original Lock-Up Provisions"). In March 2000, such limited partners agreed, subject to certain conditions, to extend the term of the Original Lock-Up Provisions until December 28, 2000.

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

BUSINESS OBJECTIVES AND OPERATING STRATEGY

         The Company's primary business objective is to acquire and manage commercial retail properties that will provide cash for distributions to shareholders while also creating potential for capital appreciation to enhance investor returns. The Company's acquisition program focuses on acquiring sub-performing neighborhood and community shopping centers that are well-located and creating significant value through retenanting, timely capital improvements and property redevelopment. In considering acquisitions, the Company focuses on quality shopping centers located in the Northeast, Mid-Atlantic, Southeast and Midwest regions. The Company considers both single assets and portfolios in its acquisition program. In conjunction with evaluating potential portfolio acquisitions, the Company also regularly engages in discussions with public and private entities regarding business combinations as well. Furthermore, the Company may, from time to time, consider acquiring multi-family apartment complexes as well as engaging in joint ventures related to property acquisition and development.

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

         Operating functions such as leasing, property management, construction, finance and legal (collectively the "Operating Departments") are provided by Company personnel, providing for fully integrated property management and development. The Operating Departments' involvement in acquisitions is an essential component to the acquisition program. By incorporating the Operating Departments in the acquisition process, acquisitions are appropriately priced giving effect to each asset's specific risks and returns. Also, because of the Operating Departments' involvement with, and corresponding understanding of, the acquisition process, transition time is minimized and management can immediately execute an asset's strategic plan. All operating activities are supported by a management information system which was substantially upgraded in 1999 and provides management with the operating data necessary to make informed operating decisions on a timely basis. The Company also designed and implemented a web site in 1999 providing the investment community and prospective tenants with detailed financial and portfolio information.

PROPERTY ACQUISITIONS

         The requirements that acquisitions be accretive based on the Company's long-term cost of capital as well as increase overall portfolio quality and value are core to the Company's acquisition program. When the blended cost of equity and debt increase, it is important to reduce acquisition activity to align the level of investment activity with capital flows. Due to a difficult capital market environment experienced throughout the REIT industry during 1999, the Company made the strategic decision to limit its acquisition program. As a result of what the Company considers this common sense approach, it believes it will be better positioned to take advantage of favorable acquisition opportunities in the event the capital markets improve. Consistent with this disciplined approach, the Company limited its acquisition activity during 1999 to three opportunistic investments as follows:

         On November 16, 1999, the Company acquired 100% of the partnership interests of the limited partnership which owns the Pacesetter Park Shopping Center, a 96,000 square foot community shopping center located in Rockland County, New York. The aggregate purchase price of $7.4 million consisted of the assumption of $4.6 million in first mortgage debt and the issuance of $2.2 million in preferred Operating Partnership units with the balance funded from working capital.

         On May 5, 1999, the Company acquired the sole general partner's interest in the limited partnership owning the Gateway Mall (formerly the Mall
189), a 122,000 square foot shopping center located in Burlington, Vermont, for $6.5 million. The interest, which is senior to the interests of the limited partners, was acquired out of bankruptcy by restructuring and assuming the mortgage debt of $6.2 million. The balance of the purchase was funded from working capital. The Gateway Mall is in its early stages of redevelopment with anticipated completion in late 2001. The property is a partially enclosed mall that will be reconfigured into a conventional strip center format.

         On February 24, 1999, the Company acquired the Mad River Station, a 154,000 square foot shopping center located in Dayton, Ohio for $11.5 million. The Company assumed $7.7 million in mortgage debt and funded the remaining purchase from working capital.

PROPERTY DEVELOPMENT

         In 1999, the Company completed the redevelopment of a 39,700 square foot building located in Greenwich, Connecticut, which consists of 17,000 square feet of retail space and 21 apartments (approximately 15,000 square feet). During June 1999, Restoration Hardware, the lead anchor for the center occupying 12,300 square feet of the retail space, commenced paying rent. The remaining retail space has been leased as well with occupancy anticipated during the second quarter of 2000. All twenty-one residential units are leased as of December 31, 1999. Costs incurred on this project, including the initial acquisition cost, totaled $17.5 million.

During 1999, the Company also completed the following property development and expansions:

- The completion of a 10-screen theater at the Wesmark Plaza in Sumter, South Carolina.

- The expansion of a 42,000 square foot Waldbaum's (A&P) Supermarket to 65,000 square feet including a new parking lot and exterior facade at the Town Line Plaza in Rocky Hill, Connecticut.

- The installation of Walmart and Circuit City in approximately 121,000 and 33,000 square feet, respectively, as well as an 11,600 square foot expansion of Stern's Department Store in the Ledgewood Mall in Ledgewood, New Jersey. The installation of these tenants in addition to PharMor leasing 47,300 square feet resulted in a 94% occupancy level at the property as of December 31, 1999.


         The Company also received municipal approval in 1999 to renovate and expand by approximately 30,000 square feet the 125,000 square foot Elmwood Park Shopping Center. As part of the redevelopment, the Company is planning to construct a 48,000 square foot free-standing A&P supermarket, replacing a 28,000 square foot in-line Grand Union supermarket at a significantly higher rent per square foot. The Company expects redevelopment costs of approximately $9.1 million to complete this project in 2002. In conjunction with the A&P supermarket rent commencement, the Operating Partnership is also obligated to issue OP Units equal to $2.8 million as previously discussed in the RDC Transaction.

LEASING ACTIVITY

         During 1999, the Company replaced several weak or formerly vacated anchor tenants with stronger retailers at various centers in connection with management's goal of repositioning and reanchoring of the portfolio. Anchor replacements included the following:

- Kmart replaced a former Caldors at the Crossroads Shopping Center (joint venture property), in White Plains, New York.

- A lease was executed with Ames Department Stores for 76,000 square feet, replacing a former Bradless at the New Louden Center in Latham, New York. Rent is anticipated to commence during the second quarter of 2000.

- A lease was executed with Homegoods, Inc. (a TJX company) for 37,000 square feet, replacing a majority of the 43,000 square feet formerly occupied by Burlington Coat at the Bloomfield Town Square in Bloomfield, Michigan. Rent is expected to commence during the third quarter of 2000.

- A former BiLo grocery store (Penn Traffic Company) occupying 59,100 square feet was replaced by a Redner's Market at the Pittston Plaza and commenced paying rent during June 1999.

- Acme (Albertson's) currently occupying 44,824 square feet at the Marketplace at Absecon in Absecon, New Jersey, replaced a Super Fresh supermarket and commenced paying rent during September 1999.


         The Company also recaptured two anchor spaces during 1999 as part of the Company's reanchoring activities. The first lease was acquired during August 1999 for 60,400 square feet from Montgomery Ward. This lease, which was for space located at the Northside Mall in Dothan, Alabama, was acquired for $57,000 and provided for minimum rent of $1.24 per square foot. The second, which was acquired from Caldor's for $400,000, was for 85,800 square feet located at the Methuen Shopping Center in Methuen, Massachusetts, and provided for minimum rent of $2.20 per square foot. Although recapturing these lease resulted in an interim loss in revenues and a decline in overall portfolio occupancy, management anticipates these properties will be reanchored with stronger tenants at market rents, which are currently greater than the former rent on both of these spaces.

DISPOSITION OF PROPERTIES

         In connection with the Company's ongoing program of evaluating its property portfolio and optimizing the portfolio for both cash flow and future capital appreciation, the Company sold two non-core assets during 1999. The Searstown Mall was sold on February 1, 1999 for a sale price of $3.3 million and the Auburn Plaza on March 29, 1999 for $3.5 million.

FINANCING STRATEGY

         The Company intends to continue to finance acquisitions and property redevelopment with sources of capital determined by management to be the most appropriate based on, among other factors, availability, pricing and other commercial and financial terms. The sources of capital may include bank and other institutional borrowing, the issuance of equity and/or debt securities and the sale of properties. In 1999, the Company established the specific goal of enhancing the flexibility within its mortgage debt structure to better position itself to take advantage of favorable opportunities for portfolio and strategic transactions. This enhanced flexibility is currently being accomplished primarily through the use of variable rate debt and fixed rate debt with low prepayment penalties. Management believes it was largely successful in the pursuit of this goal while at the same time maintaining a debt service coverage ratio (including interest expense and principal amortization) of 1.94x for 1999. See Item 7A for a discussion on the Company's market risk exposure related to its mortgage debt.

FINANCIAL INFORMATION ABOUT MARKET SEGMENTS

         The Company has two reportable segments: retail properties and multi-family properties. The accounting policies of the segments are the same as those described in the notes to the consolidated financial statements appearing in Item 8 of this Annual Report on Form 10-K. The Company evaluates property performance primarily based on net operating income before depreciation, amortization and certain non-recurring items. The reportable segments are managed separately due to the differing nature of the leases and property operations associated with retail versus residential tenants. The Company does not have any foreign operations. See the consolidated financial statements and notes thereto included in Item 8 of this Annual Report on Form 10-K for certain information on industry segments as required by Item 1.

CORPORATE HEADQUARTERS AND EMPLOYEES

         The Company's executive offices are located at 20 Soundview Marketplace, Port Washington, New York 11050, and its telephone number is (516) 767-8830. The Company has an internet Web address at www.acadiarealty.com. The Company has 168 employees of which 48 are located at the executive offices, 6 at the New York City corporate office, 13 at the Pennsylvania regional office and the remaining property management personnel are located on-site at the Company's properties.

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

         Upon conducting environmental site inspections in connection with obtaining the Morgan Stanley Mortgage Capital ("Morgan Stanley") financing during October 1996, certain environmental contamination was identified at the Troy Plaza in Troy, New York. The Company has entered into a voluntary remedial agreement with the State of New York for the remediation of the property. Environmental consultants have completed the remediation operations at the site and are performing a post-remediation sampling and analysis program. Upon the issuance of a final report to the State of New York, the Company will have satisfied all conditions to the voluntary remedial agreement. As of December 31, 1999, Morgan Stanley holds $250,000 in escrow to be released upon the Company receiving final approval from the State of New York. Management is not aware of any other environmental liability that they believe would have a material adverse impact on the Company's financial position or results of operations. Management is unaware of any instances in which it would incur significant environmental costs if any or all properties were sold, disposed of or abandoned.

RETAIL ENVIRONMENT

Seasonality

         The retail environment is seasonal in nature, particularly in the fourth calendar quarter when retail sales are typically at their highest levels. As such, contingent rents based on tenants achieving certain sales targets are generally higher in the fourth quarter when such targets are typically met.

Tenant Bankruptcies

         Since January of 1999, certain tenants experienced financial difficulties and several have filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy laws ("Chapter 11"). Following are the significant bankruptcies to have occurred since then:

         On March 1, 1999, the Penn Traffic Company ("Penn Traffic") filed for protection under Chapter 11. Penn Traffic, which operates grocery stores under the names "Bi-Lo Foods" and "P&C Foods", is a tenant at seven locations in the Company's portfolio comprising approximately 308,000 square feet. Rental revenues (including expense reimbursements) from Penn Traffic for the years ended December 31, 1999 and 1998 totaled $1.0 million and $2.4 million, respectively. Two of these leases were assigned to other supermarket operators, two of the leases were assumed by Penn Traffic, two leases were rejected and the tenant did not renew one lease following its expiration on April 30, 1999. During 1999, the Company received $460,000 in settlement of claims filed related to the Chapter 11 proceedings for Penn Traffic which has since reorganized and emerged from bankruptcy.

         On March 23, 1999, Factory Card Outlet filed for protection under Chapter 11. This retailer is a tenant at two locations in the Company's portfolio comprising approximately 19,000 square feet. Rental revenues from these two locations totaled $283,000 and $202,000 for the years ended December 31, 1999 and 1998, respectively. The tenant has neither affirmed nor rejected the leases at either of the locations.

         On March 10, 2000, Eagle Supermarkets filed for protection under Chapter 11. This grocery is a tenant at one location in the Company's portfolio comprising approximately 52,000 square feet. Rental revenues from this tenant were $327,000 and $86,000 for the years ended December 31, 1999 and 1998, respectively. The tenant has neither affirmed nor rejected the lease.

         In addition to the above bankruptcies, in August 1999, old America Stores, L.P. ceased operations and proceeded to undergo an orderly liquidation of assets for the benefit of its creditors. This tenant previously occupied stores in two locations, Martintown Plaza (18,000 square feet) and Wesmark Plaza (30,000 square feet). Rental revenues from these two locations totalled $216,000 and $132,000 for the years ended December 31, 1999 and 1998, respectively. A settlement has been agreed to pursuant to which the Company shall receive approximately $45,000.

TAX STATUS - QUALIFICATION AS REAL ESTATE INVESTMENT TRUST

     The Company has and currently transacts its affairs so as to qualify as, and has elected to be treated as, a real estate investment trust under sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). Under the Code, a real estate investment trust that meets applicable requirements is not subject to Federal income tax to the extent that it distributes at least 95% of its REIT taxable income to its shareholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to Federal income tax on its taxable income.

ITEM 2. PROPERTIES

SHOPPING CENTER PROPERTIES

         As of December 31, 1999, the Company owned and operated 53 shopping centers (including one property which is under redevelopment, two mixed-use centers and a shopping center in which the Company owns a 49% interest) totaling approximately 9.1 million square feet of gross leasable area ("GLA"). The Company's shopping centers, which are located in 16 states, are generally well-established, anchored community and neighborhood shopping centers. The shopping centers are diverse in size, ranging from approximately 45,000 to 516,000 square feet with an average size of 172,000 square feet. The Company's portfolio was approximately 89% occupied at December 31, 1999. The Company's shopping centers are typically anchored by a national or regional discount department store and/or a supermarket or drugstore.

         The Company had 737 leases (including the mixed-use and joint venture properties) as of December 31, 1999 of which approximately 45% were with national or regional tenants. A substantial portion of the income from the properties consists of rent received under long term leases. Most of these leases provide for the payment of fixed minimum rent monthly in advance and for the payment by tenants of a pro-rata share of the real estate taxes, insurance, utilities and common area maintenance of the shopping centers. Minimum rents and expense reimbursements accounted for approximately 94% of the Company's total revenues for the year ended December 31, 1999.

         As of December 31, 1999, approximately 56% of the Company's existing leases also provided for the payment of percentage rents either in addition to or in place of minimum rents. These arrangements generally provide for payment to the Company of a certain percentage of a tenant's gross sales in excess of a stipulated annual amount. Percentage rents accounted for approximately 3% of the total 1999 revenues of the Company.

         Six of the Company's shopping center properties are subject to long-term ground leases in which a third party owns and has leased the underlying land to the Company. The Company pays rent for the use of the land and is responsible for all costs and expenses associated with the building and improvements.

         No individual property contributed in excess of 10% of the Company's total revenues for the years ended December 31, 1999 and 1998. For the year ended December 31, 1997, greater than 10% of the Company's total rents were derived from leases at the Northwood Centre, a mixed-use (retail/office) property (See "Major Tenants" in Item 2).

         The following sets forth more specific information with respect to each of the Company's shopping centers, mixed-use and joint venture properties at December 31, 1999:

                                             Year                                  Occupancy (1)  Anchor Tenants (2)
Shopping Center                              Constructed(C)  Ownership               %            Current Lease Expiration
   Property                Location          Acquired(A)     Interest     GLA       12/31/99      Lease Option Expiration
------------------------------------------------------------------------------------------------------------------------------------
NEW ENGLAND REGION
Connecticut

  239 Greenwich Avenue     Greenwich         1998 (A)        Fee          16,834 (3)    79%       Restoration Hardware 2015/2020
  Town Line Plaza          Rocky Hill        1998 (A)        Fee         205,752 (4)    93%       Super Food Market (A&P) 2017/2052

Massachusetts

  Methuen Shopping Center  Methuen           1998 (A)        Fee         134,494        32%(5)    DeMoulas Market 2000/2015
  Crescent Plaza           Brockton          1984 (A)        Fee (6)     216,095       100%       Bradlees 2009/2027
                                                                                                  Shaw's 2012/2042
Rhode Island

  Walnut Hill Plaza        Woonsocket        1998 (A)        Fee         267,721        97%       Sears 2003/2033
                                                                                                  Shaw's 2013/2043
Vermont

 The Gateway
  Shopping Center          Burlington        1999 (A)        Fee         117,394 (7)    62%       Grand Union 2005/2010


NEW YORK REGION
New Jersey

  Berlin Shopping Center   Berlin            1994 (A)        Fee         187,296        88%       Kmart 2005/2049
                                                                                                  Acme 2005/2015
  Elmwood Park Plaza       Elmwood Park      1998 (A)        Fee         124,144 (8)    86%       Grand Union 2001/none
  Ledgewood Mall           Ledgewood         1983 (A)        Fee         516,682        94%       The Sports' Authority 2007/2037
                                                                                                  Stern's 2005/2030
                                                                                                  Walmart 2019/2049
                                                                                                  Circuit City 2020/2040
  Manahawkin Village
   Shopping Center         Manahawkin        1993 (A)        Fee         175,261       100%       Kmart 2019/2069
                                                                                                  Hoyt's Cinema 2018/2038
  Marketplace of Absecon   Absecon           1998 (A)        Fee          91,699        96%       Acme 2015/2055

New York

  Branch Shopping Center   Village of the    1998 (A)        LI (9)      125,812        99%       Grand Union 2013/2028
                           Branch                                                                 Pergament 2004/2019
  New Loudon Center        Latham            1982 (A)        Fee         251,743        51%(10)   Price Chopper 2015/2035
                                                                                                  Marshalls 2004/2009
  Troy Plaza               Troy              1982 (A)        Fee         128,479       100%       Ames 2001/2016
                                                                                                  Price Chopper 2004/2014
  Smithtown Shopping
   Center                  Smithtown         1998 (A)        Fee          87,155        90%       Daffy's 2008/2028
                                                                                                  Walgreens 2021/none
  Soundview Marketplace    Port Washington   1998 (A)        LI/Fee (9)  180,620        92%       King Kullen 2007/2022
                                                                                                  Clearview Cinema Group 2010/2030
                                                                                                  (subsidiary of Cablevision)
  Pacesetter Park
   Shopping Center         Ramapo            1999 (A)        Fee          95,559        82%       Grand Union 2020/2040

                                             Year                                  Occupancy (1)  Anchor Tenants (2)
Shopping Center                              Constructed(C)  Ownership               %            Current Lease Expiration
   Property                Location          Acquired(A)     Interest     GLA       12/31/99      Lease Option Expiration
------------------------------------------------------------------------------------------------------------------------------------

MID-ATLANTIC REGION
Pennsylvania
  25th Street Shopping
  Center                   Easton            1993 (A)        Fee         131,477        91%       CVS 2005/2010
                                                                                                  Petco 2009/2018
  Ames Plaza               Shamokin          1966(C)         Fee          98,210        68%       Ames 2003/2013
  Atrium  Mall             Abington          1998(A)         Fee         178,434        78%       SuperFresh (A&P) 2009/2039 (11)
                                                                                                  Circuit City  2009/2029 (11)
                                                                                                  TJ Maxx 2004/2014
  Birney Mall              Moosic            1968 (C)        Fee         193,899       100%       Kmart 2004/2049
                                                                                                  Consolidated Stores 2003/2008
  Blackman Plaza           Wilkes-Barre      1968 (C)        Fee         117,456        99%       Kmart 2004/2044
  Bradford Towne Centre    Towanda           1993 (C)        Fee         257,319        92%       Kmart 2019/2069
                                                                                                  P&C Foods 2014/2024
  Circle Plaza             Shamokin Dam      1978 (C)        Fee          92,171       100%       Kmart 2004/2049
  Dunmore Plaza            Dunmore           1975 (A)        Fee (12)     45,380        96%       Price Chopper 2000/2020
                                                                                                  Eckerd Drug 2004/2019
  East End Centre          Wilkes-Barre      1986 (C)        Fee         308,427       100%       Ames 2007/2037
                                                                                                  PharMor 2003/2017
                                                                                                  Price Chopper 2008/2028
  Green Ridge Plaza        Scranton          1986 (C)        Fee         197,622        67%       Ames 2007/2037
  Kingston Plaza           Kingston          1982 (C)        Fee          64,824       100%       Price Chopper 2006/2026
                                                                                                  Dollar General 2001/2007
  Luzerne Street Shopping
   Center                  Scranton          1983 (A)        Fee          57,715       100%       Price Chopper 2004/2024
                                                                                                  Eckerd Drug 2004/2019
  Mark Plaza               Edwardsville      1968 (C)        LI(9)       216,220        94%       Kmart 2004/2049
                                                                                                  Redner's Markets 2018/2028
  Monroe Plaza             Stroudsberg       1964 (C)        Fee         130,569       100%       Ames 2001/2019
                                                                                                  Shoprite 2005/2023
                                                                                                  Eckerd Drug 2002/2012
  Mountainville Shopping
   Center                  Allentown         1983 (A)        Fee         114,801        96%       Acme 2004/2028
                                                                                                  True Value Hardware 2002/2010
                                                                                                  Eckerd Drug 2004/2019
  Pittston Plaza           Pittston          1994 (C)        Fee          79,568       100%       Redner's Markets 2018/2028
                                                                                                  Eckerd Drug 2004 (13)
  Plaza 15                 Lewisburg         1995 (A)        Fee         113,530        98%       Weis Market 2001/2021
                                                                                                  Ames 2001/2021
  Plaza 422                Lebanon           1972 (C)        Fee         154,791        88%       Ames 2001/2021
                                                                                                   Giant Food 2004 (14)
  Route 6 Mall             Honesdale         1994 (C)        Fee         175,482        97%       Kmart 2020/2070
  Shillington Plaza        Reading           1994 (A)        Fee         150,742       100%       Kmart 2004/2049
                                                                                                  Weis Market 2001/2019
  Tioga West               Tunkhannock       1965 (C)        Fee         122,338       100%       BiLo 2014/2024
                                                                                                  Ames 2000/2015
                                                                                                  Eckerd Drug 2000/2010
                                                                                                  Fashion Bug 2009/2021
  Union Plaza              New Castle        1996 (C)        Fee         217,992       100%       Sears 2011/2031
                                                                                                  Ames 2017/2026
                                                                                                  Peebles 2018/2027
  Valmont Plaza            West Hazleton     1985 (A)        Fee         200,164        79%       Ames 2007/2027

Virginia

  Kings Fairgrounds        Danville          1992 (A)        LI(9)       118,535       100%       Schewel Furniture 2001/2011
                                                                                                  The Tractor Co. 2008/2023
                                                                                                  CVS 2002/2012 (13)

                                             Year                                  Occupancy (1)  Anchor Tenants (2)
Shopping Center                              Constructed(C)  Ownership               %            Current Lease Expiration
   Property                Location          Acquired(A)     Interest     GLA       12/31/99      Lease Option Expiration
------------------------------------------------------------------------------------------------------------------------------------
SOUTHEAST REGION
Alabama

  Midway Plaza             Opelika           1984 (A)        Fee         207,538        71%       Office Depot 2007/2022
                                                                                                  Carmike Cinema 2005/2015
                                                                                                  Beall's Outlet Stores 2001/none
  Northside Mall           Dothan            1986 (A)        Fee (9)     382,299        65%(15)   Wal-Mart 2004/2029

Florida

  New Smyrna Beach         New Smyrna
  Shopping Center           Beach            1983 (A)        Fee         100,430        96%       DeMarsh  Theater 2005/2015
                                                                                                  Hardbodies Family Fitness
Georgia                                                                                           2008/none

  Cloud Springs Plaza      Fort Oglethorpe   1985 (A)        Fee         113,367        96%       Food Lion 2011/2031
                                                                                                  Consolidated Stores 2000/2005
                                                                                                  Badcock Furniture 2000/2010
South Carolina

  Martintown Plaza         North Augusta     1985 (A)        LI (9)      133,892        89%       Belk's Store 2004/2024
                                                                                                  Office Depot 2008/2018
  Wesmark Plaza            Sumter            1986 (A)        Fee         215,198        87%       Staples 2005/2015
                                                                                                  Theater Management 2009/2019
                                                                                                  Goody's 2005/2015
MIDWEST REGION

Illinois

  Hobson West Plaza        Naperville        1998 (A)        Fee          99,950        92%       Eagle Foods 2007/2032 (16)

Indiana

  Merrillville Plaza       Hobart            1998 (A)        Fee         235,420        94%       JC Penney 2008/2018
                                                                                                  Office Max 2008/2028
                                                                                                  TJ Maxx 2004/2009
Michigan

  Bloomfield Town Square   Bloomfield Hills  1998 (A)        Fee         213,903        92%       Burlington Coat 2009/2014 (17)
                                                                                                  Drug Emporium 2000/2020
                                                                                                  TJ Maxx 2003/2013
                                                                                                  Office Max 2010/2025
Ohio

  Mad River Station
   Shopping Center         Dayton            1999 (A)        Fee         153,968        94%       Office Depot 2000/2010
                                                                                                  Babies `R' Us 2005/2020
MIXED-USE PROPERTY

Florida

  Northwood Centre         Tallahassee       1985 (A)        Fee         500,012 (18)   96%       FL Dept of HRS 2004
                                                                                                  FL Dept of Business and
                                                                                                  Professional
                                                                                                  Regulation 2006
PROPERTY HELD IN JOINT-VENTURE (19)

New York

  Crossroads Shopping
  Center                   Greenburgh        1998            JV          310,897        99%       Kmart 2012/2037
                                                                                                  Waldbaum's (A&P) 2007/2032
                                                                      ----------       ----

                                                             Total     9,127,280        89%
                                                                      ==========       ====

Notes:

(1)      Does not include space leased but not yet occupied by the tenant.
(2)      Tenant GLA comprises at least 10% of GLA for the center.
(3) This represents the GLA related to the retail portion of this mixed-use property. The property also has 21 apartments (approximately 15,000 square feet). The remaining retail space has been leased but is not yet occupied as of December 31, 1999.
(4)      Includes a 92,500 square foot non-owned Walmart (formerly Caldors).
(5) The Company recaptured a lease with Caldors for 85,800 square feet in October 1999. The lease provided for minimum rent of $2.20 per square foot, which is below the prevailing market rate for rents.
(6) During the term of the lease, Bradlees has the right of first refusal in the event that the Company sells all or a portion of the Crescent Plaza giving it the right to purchase on the same terms as a bona fide offer from a third party.
(7) The Company purchased this property in May 1999. The property is a partially enclosed mall that will be reconfigured into a conventional strip center format.
(8) The Company has signed a lease with A&P to construct a 48,000 free-standing building at this site.
(9)      The Company is a ground lessee under long-term ground leases.
(10) Does not include 76,000 square feet leased, but not yet occupied, by Ames Department Stores as of December 31, 1999.
(11) The Company is currently redeveloping this property. This tenant continues to pay rent but is currently not operating in their space.
(12) The Company holds a fee interest in a portion of the Dunmore Plaza and an equitable interest in the land on the remaining portion. An industrial development authority holds the fee for this remaining portion and the equitable interest in the building on such remaining portion is held by an unrelated entity. The Company receives and accounts for most of its income from this property as percentage rent.
(13) Includes space leased for which rent is being paid but which is not presently occupied.
(14)     This space is currently being sub-leased to a non-grocery store tenant.
(15) The Company recaptured a lease with Montgomery Wards for 60,400 square feet in August 1999. The lease provided for minimum rent of $1.24 per square foot, which is below the prevailing market rate for rents.
(16) The tenant is currently operating under Chapter 11 of the United States Bankruptcy laws and has neither affirmed nor rejected the lease.
(17) Subsequent to December 31, 1999, the Company recaptured the lease for 43,200 square feet with Burlington Coat and signed a lease with Homegoods, Inc. (a TJX company) for approximately 37,000 square feet of this space.
(18) This property was held for sale as of December 31, 1999. On December 15, 1999, the Company received a Notice of Exercise of Right to Terminate Lease from the Florida Department of Health for an aggregate 59,150 square feet representing $827,000 of rents.
(19)     The Company has a 49% investment in this property.

MAJOR TENANTS

               No individual retail tenant accounted for more than 6.8% of minimum rents for the year ended December 31, 1999 or 11.1% of total leased GLA as of December 31, 1999. The following table sets forth certain information for the 25 largest retail tenants based upon minimum rents in place as of December 31, 1999 (GLA and rent in thousands):

                                                                                                  Percentage of Total
                                                                                               Represented by Retail Tenant
                                                                                                ----------------------------
                                             Number of
                   Retail                    Stores in         Total       Annualized Base       Total          Annualized Base
                   Tenant                    Portfolio          GLA           Rent (1)       Portfolio GLA (2)       Rent (2)
                   ------                    ---------         -----       ---------------   -------------      --------------
Kmart                                            9              924         $ 3,432              11.1%              6.8%
Ames (3)                                        10              739           2,211               8.9%              4.4%
Price Chopper                                    6              267           1,559               3.2%              3.1%
Grand Union                                      4              175           1,365               2.1%              2.7%
A&P (Waldbaum's, Superfresh) (4)                 2              110           1,338               1.3%              2.7%
Eckerd Drug  (5)                                16              179           1,331               2.2%              2.6%
Walmart                                          2              233           1,117               2.8%              2.2%
Shaw's                                           2              103           1,015               1.2%              2.0%
Acme (Albertson's)                               3              109             948               1.3%              1.9%
Circuit City (4)                                 2               66             890               0.8%              1.8%
Redner's Supermarket                             2              112             837               1.3%              1.7%
T.J. Maxx                                        5              130             825               1.6%              1.6%
PharMor                                          2               90             797               1.1%              1.6%
Sears                                            2              160             703               1.9%              1.4%
Penn Traffic (BiLo, P&C Foods)                   2               86             636               1.0%              1.3%
Sterns (Federated)                               1               62             618               0.7%              1.2%
CVS                                              6               63             599               0.8%              1.2%
JC Penney                                        2               73             547               0.9%              1.1%
Clearview Cinemas (6)                            1               25             518               0.3%              1.0%
Payless Shoe Source                             12               41             513               0.5%              1.0%
Blockbuster Video                                4               23             495               0.3%              1.0%
Office Depot                                     3               84             443               1.0%              0.9%
Walgreens                                        2               19             420               0.3%              0.8%
Marshalls                                        2               53             417               0.6%              0.8%
King Kullen Grocery                              1               41             414               0.5%              0.8%
                                               ---            -----         -------              -----             -----
                   Total                       103            3,967         $23,988              47.7%             47.6%
                                               ===            =====         =======              =====             =====


(1) Base rents do not include percentage rents, additional rents for property expense reimbursements, or contractual rent escalations due after December 31, 1999.
(2) Total GLA and annualized base rent for the Company's retail properties, excluding mixed-use and joint venture properties.
(3) Does not include leased space at the New Loudon Center for which rent payment has not yet commenced.
(4) The Company is currently redeveloping the Atrium Mall. The A&P Supermarket and Circuit City at this center are currently paying rent, but have ceased operating at this location.
(5)      Subsidiary of JC Penney.
(6)      Subsidiary of Cablevision.

         In 1999, approximately 5.9% of the Company's total revenue was derived from current leases of office space and specialized computer facilities with four agencies of the State of Florida at the Northwood Centre in Tallahassee, Florida; the Florida Department of Children and Families (3.2%), the Florida Department of Business Professional Regulation (1.8%), the Florida Department of Health and Rehabilitative Services (0.7%) and the Florida Department of Revenue (0.2%). During 1998, the State of Florida renewed leases for approximately 59,000 and 123,000 square feet with lease terms of five and seven years, respectively. Leases with these Florida agencies contain customary conditions, required under Florida law, permitting state agency tenants to cancel their leases upon six months' notice in the event that state-owned office facilities in the same county become available. These leases do not provide for early termination penalties. There are currently state-owned facilities available in the county and the State of Florida periodically reassesses its options with respect to such leases including those of the Company. On December 15, 1999, the Company received a Notice of Exercise of Right to Terminate Lease from the Florida Department of Health and Rehabilitative Services for approximately 59,000 square feet representing $827,000 of rents. The Company would be further adversely affected in the event that the State of Florida exercises its right to cancel the lease for any other space it currently leases. This property is currently held for sale by the Company.

LEASE EXPIRATIONS

               The following table shows scheduled lease expirations for retail tenants in place as of December 31, 1999, assuming that none of the tenants exercise renewal options. The table does not include leases related to the Company's mixed-use and joint venture properties (GLA and rent in thousands):




                                                                                   Percentage of Total
                                                                             Represented by Expiring Leases
                                                                             ------------------------------

                           Number of        GLA of Expiring   Annualized Base                        Annualized Base
     December 31,       Leases Expiring          Leases            Rent(1)            Leased GLA             Rent
     ------------       ---------------     ---------------   ---------------         ----------       --------------
         2000                 157                 660              4,901                  9%                 10%
         2001                 100                 744              3,958                 10%                  5%
         2002                  83                 382              3,480                  5%                  9%
         2003                  73                 502              3,914                  7%                  8%
         2004                  78               1,330              6,463                 18%                 13%
         2005                  45                 617              4,351                  8%                  9%
         2006                  16                 147              1,149                  2%                  2%
         2007                  20                 551              3,025                  8%                  6%
         2008                  28                 349              3,126                  5%                  6%
         2009                  27                 525              3,413                  7%                  7%
   Thereafter                  35               1,540             12,591                 21%                 25%
                              ---               -----            -------                ----                ----
        Total                 662               7,347            $50,371                100%                100%
                              ===               =====            =======                ====                ====


(1) Base rents do not include percentage rents, additional rents for property expense reimbursements, nor contractual rent escalations due after December 31, 1999. The table does not include activity related to the Company's mixed-use or joint venture properties

GEOGRAPHIC CONCENTRATIONS

               The following table summarizes the Company's retail properties (including mixed-use and joint venture properties) by region as of December 31, 1999 (GLA and rent in thousands):




                                                                                                         Percentage of Total
                                                                                                        Represented by Region
                                                                                   Annualized Base       -----------------------
                                                              Annualized Base     Rent per Leased              Annualized Base
             Region                GLA           Occupied %       Rent(1)           Square Foot         GLA        Rent
             ------                ---           --------        -------            -----------         ---        ----
New England                         941              83%         $  5,143               $ 6.56           10%        8%
New York Region                   1,964              88%           18,210                10.56           22%       30%
Mid-Atlantic                      3,538              93%           16,866                 5.15           39%       27%
Southeast                         1,153              79%            3,883                 4.28           12%        6%
Midwest                             703              93%            6,268                 9.57            8%       10%
                                  -----            -----         --------               ------          ----      ----
                                  8,299              89%           50,371                 6.86           91%       81%

Mixed-Use Property                 517               95%            7,089                14.42            6%       11%
Joint Venture Property             311               99%            4,889                15.89            3%        8%
                                  -----            -----         --------               ------          ----      ----
              Total              9,127               89%         $ 62,349              $  7.65          100%      100%
                                 =====             =====         ========               ======          ====      ====


(1) Base rents do not include percentage rents, additional rents for property expense reimbursements, nor contractual rent escalations due after December 31, 1999.

MULTI-FAMILY PROPERTIES

                  The Company owns five multi-family properties located in the Mid-Atlantic and Midwest regions. The properties average 455 units and as of December 31, 1999, had an average occupancy rate of 92%. The following sets forth more specific information with respect to each of the Company's multi-family properties at December 31, 1999:

                Multi-family                                                   Ownership                  % Occupied
                  Property                        Location     Year Acquired    Interest      Units         12/31/99
---------------------------------------------------------------------------------------------------------------------
Maryland


          Glen Oaks Apartments                    Greenbelt         1998           Fee          463             98%

          Marley Run Apartments                   Pasadena          1998           Fee          336             94%

Missouri

      Gate House, Holiday House, Tiger Village    Columbia          1998           Fee          592             97%

          Colony Apartments                       Columbia          1998           Fee          282             98%

North Carolina

          Village Apartments                      Winston Salem     1998           Fee          600             77%
                                                                                              -----             ---
                                                                    Totals                    2,273             92%
                                                                                              =====             ===


ITEM 3 LEGAL PROCEEDINGS

         On November 20, 1995, Jack Wertheimer, a former President of the Company, filed a complaint against the Company, its Trustees, including Mr. Slomowitz, and the Company's former in-house General Counsel and former Chief Financial Officer in the United States District Court for the Middle District of Pennsylvania. The complaint, which was filed in connection with the termination of Mr. Wertheimer's employment, included many of the allegations raised in a state court proceeding commenced by Mr. Wertheimer in November 1994. The Federal court complaint also included a civil RICO action in which Mr. Wertheimer alleged that the Board of Trustees of the Company conspired with Mr. Slomowitz to terminate Mr. Wertheimer's employment as part of Mr. Slomowitz's breach of his duty of good faith and fair dealing. Further, Mr. Wertheimer alleged that the above defendants engaged in securities fraud in connection with the initial public offering and that Mr. Slomowitz defrauded or overcharged the Company in corporate transactions. The Federal complaint sought treble damages under RICO, as well as damages arising from Mr. Wertheimer's alleged termination of employment, invasion of privacy, intentional infliction of emotional distress, fraud and misrepresentation.

On December 31, 1998, the Company and Mr. Wertheimer settled this litigation and entered into an agreement whereby the Company paid Mr. Wertheimer $1.0 million on December 31, 1998 and agreed to pay him (i)$900,000 on April 1, 1999, which was paid on such date, and (ii) five annual payments of $200,000 commencing January 10, 2000, the first of which was paid on such date. Pursuant to this agreement, the Company has obtained a standby letter of credit to collateralize these future payments.

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

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of 1999.

                                     PART II

ITEM 5 MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

(a) Market Information

         The following table shows, for the period indicated, the high and low sales price for the Common Shares as reported on the New York Stock Exchange (the "NYSE"), and cash dividends paid during the two years ended December 31, 1999 and 1998.

                                                                       Dividend
 Quarter Ended                   High                     Low         Per Share
 -------------                   ----                     ---         ---------

     1999

March 31, 1999                  5 1/2                     5             $ 0.12
June 30, 1999                   5 3/4                     4 15/16         0.12
September 30, 1999              5 5/8                     5               0.12
December 31, 1999               5 3/16                    4  1/2          0.12


     1998

March 31, 1998                  9 3/16                    8  3/4        $ --
June 30, 1998                   8 7/8                     7  7/16         --
September 30, 1998              7 5/8                     5  3/16         --
December 31, 1998               6 1/4                     4 15/16         --


    At March 22, 2000, there were 213 holders of record of the Company's Common Shares.

(b) Dividends

         The Company has determined that 41% of the total dividends distributed to shareholders in 1999 represented ordinary income, while the remaining 59% represented return of capital. The Company's cash flow is affected by a number of factors, including the revenues received from rental properties, the operating expenses of the Company, the interest expense on its borrowings, the ability of lessees to meet their obligations to the Company and unanticipated capital expenditures. Future dividends paid by the Company will be at the discretion of the Trustees and will depend on the actual cash flows of the Company, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Trustees deem relevant.

ITEM 6 SELECTED FINANCIAL DATA

    The following table sets forth, on a historical basis, selected financial data for the Company. This information should be read in conjunction with the audited consolidated financial statements of the Company and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this Annual Report on Form 10-K.


                                                                             Years ended December 31,

                                                ----------------------------------------------------------------------------------

                                                1999                1998(1)             1997             1996              1995
                                                ----------------------------------------------------------------------------------
OPERATING DATA:
Revenues                                        $   92,709          $ 59,771            $ 44,498         $ 43,796       $ 43,332
                                                -----------------------------------------------------------------------------------

Operating expenses                                  38,483            28,485              17,055           17,868         16,374
Interest and other financing expense                23,314            18,302              15,444           12,733         10,598
Depreciation and amortization                       19,887            15,795              13,768           13,398         11,820
                                                -----------------------------------------------------------------------------------
  Total                                             81,684            62,582              46,267           43,999         38,792
                                                -----------------------------------------------------------------------------------
                                                    11,025            (2,811)             (1,769)            (203)         4,540

Non-recurring charges (2)                               -             (2,249)                  -                -              -
Equity in earnings of unconsolidated
  partnerships                                         584               256                   -                -              -
Adjustment of carrying value of property
  held for sale                                         -            (11,560)                  -             (392)             -
                                                -----------------------------------------------------------------------------------

Income (loss) before (loss) gain on sale,
  extraordinary items and minority interest         11,609           (16,364)             (1,769)            (595)         4,540
(Loss) gain on sale of property                     (1,284)             (175)                (12)              21             93
Extraordinary items - loss on early
  extinguishment of debt                                -               (707)                 --             (190)            --
Minority interest                                   (3,130)            3,348                 217               40           (833)
                                                -----------------------------------------------------------------------------------
Net income (loss)                               $    7,195          $(13,898)           $ (1,564)        $   (724)      $  3,800
                                                ===================================================================================
Net income (loss) per Common Share
  - basic and diluted                           $     0.28          $  (0.91)           $  (0.18)        $  (0.08)      $   0.44
                                                ===================================================================================
Weighted average number of Common
   Shares outstanding
  - basic                                       25,708,787        15,205,962           8,551,930        8,546,553      8,540,631
                                                ===================================================================================
  - diluted (3)                                 25,708,787        15,205,962           8,551,930         8,546,553     8,563,466
                                                ===================================================================================

Funds from Operations (4)                       $   31,160        $   15,073           $  11,003        $  12,536      $  15,388
                                                ===================================================================================
Funds from Operations per share (5)             $     0.85        $     0.74           $    1.08        $    1.23      $    1.51
                                                ===================================================================================

BALANCE SHEET DATA:
   Real estate before accumulated
     depreciation                               $  569,521       $   551,249           $ 311,688        $ 307,411      $ 291,157
   Total assets                                    570,803           528,512             254,500          258,517        249,515
   Total mortgage indebtedness                     326,651           277,561             183,943          172,823        151,828
   Minority interest - Operating
      Partnership                                   74,462            79,344               9,244           10,752         13,228
   Total equity                                    152,487           154,591              48,800           56,806         69,779

Notes:

(1) Activity for the year ended December 31, 1998 includes the operations of the properties acquired in the RDC Transaction from August 12, 1998 through December 31, 1998.

(2) Non-recurring charges represent expenses incurred related to the RDC Transaction including payments made to certain officers and key employees pursuant to change in control provisions of employment contracts, severance paid to Mr. Slomowitz, retention bonuses for certain employees and transaction-related consulting and professional fees.

(3) For 1999 through 1996, the weighted average number of shares outstanding on a diluted basis is not presented as the inclusion of additional shares is anti-dilutive.

(4) The Company, along with most industry analysts, consider funds from operations ("FFO") as defined by the National Association of Real Estate Investment Trusts ("NAREIT") as an appropriate supplemental measure of operating performance. However, FFO does not represent cash generated from operations as defined by generally accepted accounting principles and is not indicative of cash available to fund cash needs. It should not be considered as an alternative to net income for the purpose of evaluating the Company's performance or to cash flows as a measure of liquidity. Generally, NAREIT defines FFO as net income
         (loss) before gains (losses) on sales of property, non-recurring charges and extraordinary items, adjusted for certain non-cash charges, primarily depreciation and amortization of capitalized leasing costs. FFO for the 1998 through 1995 has been restated to include straight-line rent.

(5)      Includes weighted average OP Units as follows: 1999 - 10,883,184; 1998
         - 5,252,815; 1997 and 1996 - 1,623,000; 1995 - 1,621,937; 1994 -
         1,621,000.

ITEM 7 - MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements of the Company (including the related notes thereto) appearing elsewhere in this Annual Report. Certain statements contained in this report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, which will, among other things, affect demand for rental space, the availability and creditworthiness of prospective tenants, lease rents and the availability of financing; adverse changes in the Company's real estate markets, including, among other things, competition with other companies; risks of real estate development and acquisition; governmental actions and initiatives; and environmental/safety requirements.

RESULTS OF OPERATIONS

Comparison of the year ended December 31, 1999 ("1999") to the year ended December 31, 1998 ("1998")

The following comparison references the effect of the properties acquired on August 12, 1998 as a result of the RDC Transaction (the "RDC Properties").

Total revenues increased $32.9 million, or 55%, to $92.7 million for 1999 compared to $59.8 million for 1998.

Minimum rents increased $26.1 million, or 56%, to $73.0 million for 1999 compared to $46.9 million for 1998. $21.4 million, or 82%, of the increase was attributable to the RDC Properties. $1.4 million, or 5%, of the increase was attributable to amounts received as a result of two settlements. The first settlement was related to the liability of a tenant-assigner of a lease to a former tenant who had filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy laws ("Chapter 11") and the second was with respect to certain claims related to the Chapter 11 proceedings for the Penn Traffic Company. The remaining increase was primarily due to two property acquisitions, a redevelopment project placed in service subsequent to 1998, and anchor replacements at the Ledgewood Mall.

Percentage rents increased $343,000, or 13%, to $3.0 million for 1999 compared to $2.7 million for 1998. This increase was primarily attributable to the RDC Properties and the impact from the Company's adopting the Emerging Issue Task Force ("EITF") Issue No. 98-9 "Accounting for Contingent Rent in Interim Financial Periods" as of April 1, 1998 (subsequently codified with Staff Accounting Bulletin No. 101 "Revenue Recognition").

Expense reimbursements increased $5.1 million, or 59%, for 1999, of which $3.8 million resulted from the RDC Properties. The remaining increase was primarily attributable to anchor replacements at the Ledgewood Mall and an increase in expense recoveries resulting from increased contract services, primarily snow removal, as a result of the comparatively mild winter season in 1998.

Other income increased $1.4 million, of which $625,000 resulted from the RDC Properties and $442,000 was due to management fees which were earned under four contracts acquired in the RDC Transaction. The remaining increase was attributable to additional interest income resulting from a higher balance of interest earning assets in 1999.

Total operating expenses increased $11.9 million, or 26%, to $58.4 million for 1999, from $46.5 million for 1998.

Property operating expenses increased $7.4 million, or 52%, to $21.6 million for 1999 compared to $14.2 million for 1998. $6.4 million, or 86% of the increase, was attributable to the RDC Properties. The remaining increase was due to additional staffing in the leasing and property management departments following the RDC Transaction and an increase in contract services, primarily snow removal, as a result of the comparatively mild winter season in 1998. This increase was partially offset against a decrease in estimated claims related to the Company's property-related liability insurance policies.

Real estate taxes increased $3.0 million, or 40%, from $7.5 million for 1998 to $10.5 million for 1999. This increase was primarily attributable to the RDC Properties.

RESULTS OF OPERATIONS

Comparison of the year ended December 31, 1999 ("1999") to the year ended December 31, 1998 ("1998"), continued

Depreciation and amortization increased $4.1 million, or 26%, for 1999 primarily attributable to the RDC Properties. This increase was partially offset by the effect from the sale of two properties during the first quarter of 1999 and the sale of a property in December 1998.

General and administrative expense increased $1.9 million, or 44%, from $4.4 million for 1998 to $6.3 million for 1999, which was primarily attributable to additional staffing and administration costs following the RDC Transaction.

See the following comparison of 1998 to 1997 for a discussion of non-recurring charges, settlement of litigation, adjustment of carrying value of property held for sale and extraordinary item - loss on extinguishment of debt for 1998.

Interest expense of $23.3 million for 1999 increased $5.0 million, or 27%, from $18.3 million for 1998. This increase was primarily attributable to the mortgage debt associated with the RDC Properties partially offset by the paydown of certain existing debt with the proceeds from the RDC Transaction. Contributing further to this increase was an additional $49.1 million of outstanding debt as of December 31, 1999 as a result of new borrowings made subsequent to 1998.

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

Percentage rents decreased $532,000, or 17%, to $2.7 million for 1998 compared to $3.2 million for 1997 primarily as a result of the impact from the Company adopting the Emerging Issue Task Force ("EITF") Issue No. 98-9 "Accounting for Contingent Rent in Interim Financial Periods" as of April 1, 1998 (Subsequently codified by the Securities and Exchange Commission Staff Accounting Bulletin No. 101 "Revenue Recognition").

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

RESULTS OF OPERATIONS

Comparison of the year ended December 31, 1998 ("1998") to the year ended December 31, 1997 ("1997"), continued

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

Equity in earnings of unconsolidated partnerships in 1998 are a result of the 49% interest in the Crossroads Shopping Center acquired by the Company in the RDC Transaction.

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

Generally, NAREIT defines FFO as net income (loss) before gains (losses) on sales of property, non-recurring charges and extraordinary items, adjusted for certain non-cash charges, primarily depreciation and amortization of capitalized leasing costs. The reconciliation of net income to FFO for the years ended December 31, 1999, 1998 and 1997 is as follows:

        Reconciliation of Net Income (Loss) to Funds from Operations (a)

                                                             For the Years Ended December 31,
                                                             1999          1998           1997
                                                            -------      ---------     ---------
Net income (loss)                                           $ 7,195      $(13,898)     $ (1,564)
Depreciation of real estate and amortization of leasing
 costs:
   Wholly owned and consolidated partnerships                18,949         14,925        12,993
   Unconsolidated  partnerships                                 626            231            --
Non-recurring RDC transaction charges (b)                        --          2,249            --
Settlement of Litigation                                         --          2,358            --
Income (loss) attributable to minority interest (c)           3,106        (3,348)         (217)
Loss on sale of property                                      1,284            175            12
Adjustment of carrying value of property held for
 sale                                                            --         11,560            --
Other adjustments                                                --            114         (221)
Extraordinary item - loss on extinguishment of debt              --            707            --
                                                            -------       --------       -------
Funds from operations                                       $31,160       $ 15,073       $11,003
                                                            =======       ========       =======
Funds from operations per share (d)                         $ 0. 85       $   0.74       $ 1. 08
                                                            =======       ========       =======

Notes:

      (a) FFO for the years ended December 31, 1998 and 1997 have been restated to include straight-line rents (net of write-offs) of $353 and $176, respectively.

      (b) The Company acquired substantially all of the interests of RD Capital on August 12, 1998.

      (c) Does not include a distribution of $24 paid to Preferred OP Unitholders for the year ended December 31, 1999.

      (d) FFO per share is computed based on the weighted average number of Common Shares outstanding for the years ended December 31, 1999, 1998 and 1997 of 25,708,787,15,205,962 and 8,551,930, respectively. It also assumes full conversion of a weighted average 10,833,184, 5,252,815 and 1,623,000 OP Units into Common Shares for the years ended December 31, 1999, 1998 and 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Financing and Debt

At December 31, 1999, mortgage notes payable aggregated $326.7 million and were collateralized by 49 properties and related tenant leases. Interest on the Company's mortgage indebtedness ranged from 7.5% to 9.6% with maturities that ranged from April 2000 to March 2022. Of the total outstanding debt, $254.1 million, or 78%, was carried at fixed interest rates with a weighted average of 8.4% and $72.6 million, or 22%, was carried at variable rates with a weighted average of 8.0%. Of the total outstanding debt, $136.1 million will become due by 2001, with scheduled maturities of $94.9 million at a weighted average interest rate of 8.5% in 2000 and $41.2 million with a weighted average interest rate of 7.8% in 2001. As the Company does not anticipate having sufficient cash on hand to repay such indebtedness, it will need to refinance this indebtedness or select other alternatives based on market conditions at that time.

The following summarizes the financing and refinancing transactions since December 31, 1998:

On February 8, 2000, the Company closed on a revolving credit facility with a bank, which provides for the borrowing of up to $7.4 million. The facility, which is secured by one of the Company's properties, matures in March 2003 and requires the monthly payment of interest at the rate of LIBOR plus 150 basis points (the rate increases by an additional 25 basis points if the amount outstanding under the facility exceeds 50% of the value of the collateral). The monthly repayment of principal amortized over 25 years is required only if the Company draws the full amount available under the facility. The Company has currently not drawn any amounts under this facility.

On January 31, 2000, the Company paid down $23.1 million of outstanding debt with a life insurance company from working capital.

On December 16, 1999, the Company closed on a $13.8 million bank loan. The variable-rate debt, which is secured one of the Company's properties, matures in January 2005, bears interest at LIBOR plus 165 basis points and requires the fixed monthly payment of principal of $10,000. The interest rate is to be lowered by 20 basis points upon stabilization of the property and certain debt service coverage ratios.

On November 22, 1999, the Company closed on a fixed-rate facility with a bank, which provides for the borrowing of up to $10.0 million. The loan, which is secured by one of the Company's properties, matures in December 2002 and requires the monthly payment of interest at 7.75% and principal amortized over 25 years. As of December 31, 1999, the Company had borrowed $5.0 million under this facility, with the remaining $5.0 million available to be drawn in up to three traunches. The proceeds from this borrowing were used primarily to retire maturing debt with another lender of $4.4 million, which was secured by another of the Company's properties.

On November 16, 1999, the Company assumed $4.6 million in first mortgage debt in connection with the acquisition of all of the partnership interests of the limited partnership which owns the Pacesetter Park Shopping Center. The bank loan, which matures March 2003, bears interest at 8.18% and requires the monthly payment of principal and interest amortized over 20 years.

During 1999, the Company closed on two variable-rate financings with an insurance company which are secured by two of the Company's properties. On September 21, 1999, the Company closed on a $10.0 million loan which matures in October 2002 and on July 7, 1999, a $14.0 million loan which matures in August 2002. Both loans require monthly payments of interest at a rate of LIBOR plus 205 basis points adjusted on a quarterly basis and principal amortized over 25 years. The Company has also purchased interest rate cap agreements for both loans, which cap LIBOR at 6.50%. Approximately $8.6 million of the proceeds were used to retire existing debt with the same lender.

On May 5, 1999, the Company assumed $6.2 million in mortgage debt in connection with the acquisition of the general partner's interest in Mall 189. The debt, which matures September 1, 2002, bears interest at a fixed-rate of 7.5% and requires the payment of interest only through May 4, 2001. Thereafter, and through the maturity date, the loan bears interest at a fixed-rate of 9.875% and requires total monthly payments of $55,000 representing interest and principal. The debt can be prepaid commencing May 4, 2002, without any prepayment fees.

On March 23, 1999, the Company closed on a $7.0 million facility with a bank that is secured by one of the Company's properties. As of December 31, 1999, the Company had $4.0 million outstanding under this facility which matures March 15, 2002, bears interest at LIBOR plus 175 basis and requires the payment of principal amortized over a 25 year period. The Company also obtained two irrevocable letters of credit totaling $3.0 million. The first, in the amount of $2.0 million, is related to the acquisition of the Mall 189 as required pursuant to the bankruptcy reorganization plan of the seller of the property. The letter of credit is expected to be reduced in $500,000 increments as redevelopment of the property progresses. In addition, a letter of credit for $1.0 million was obtained related to the settlement of certain litigation in 1998 with a former president of the Company, which is expected to be reduced in $200,000 increments as certain obligations are met.

On February 24, 1999, the Company assumed $7.7 million in mortgage debt in connection with the acquisition of the Mad River Station shopping center. The debt, which matures May 23, 2005, bears interest at a fixed-rate of 9.6% and requires the payment of principal amortized over 25 years. The debt can be prepaid commencing May 23, 2000 with certain prepayment fees and after May 23, 2002 without any such fees.

Property Acquisitions, Development and Expansion

The Company's acquisition program focuses on acquiring sub-performing neighborhood and community shopping centers that are well-located and creating significant value through retenanting and property redevelopment.

On November 16, 1999, the Company acquired 100% of the partnership interests of the limited partnership which owns the Pacesetter Park Shopping Center, a 96,000 square foot community shopping center located in Rockland County, New York. The aggregate purchase price of $7.4 million consisted of the assumption of $4.6 million in first mortgage debt and the issuance of $2.2 million in preferred Operating Partnership units with the balance funded from working capital.

On May 5, 1999, the Company acquired the sole general partner's interest in the limited partnership owning the Gateway Mall (formerly the Mall 189), a 122,000 square foot shopping center located in Burlington, Vermont, for $6.5 million. The interest, which is senior to the interests of the limited partners, was acquired out of bankruptcy by restructuring and assuming the mortgage debt of $6.2 million. The balance of the purchase was funded from working capital. The Gateway Mall is in its early stages of redevelopment with anticipated completion in 2001. The property is a partially enclosed mall that will be reconfigured into a conventional strip center format.

On February 24, 1999, the Company acquired the Mad River Station, a 154,000 square foot shopping center located in Dayton, Ohio for $11.5 million. The Company assumed $7.7 million in mortgage debt and funded the remaining purchase from working capital.

The Company completed the redevelopment of a 39,700 square foot building located in Greenwich, Connecticut, which consists of 17,000 square feet of retail space and 21 apartments (approximately 15,000 square feet). During June 1999, Restoration Hardware, the lead anchor for the center occupying 12,300 square feet of the retail space, commenced paying rent. The remaining retail space has been leased as well with occupancy anticipated during the second quarter of 2000. All twenty-one residential units are leased as of December 31, 1999 Costs incurred on this project totalled $17.5 million.

The Company has received municipal approval to renovate and expand by approximately 30,000 square feet the 125,000 square foot Elmwood Park Shopping Center. As part of the redevelopment, the Company is planning to construct a 48,000 square foot free-standing A&P supermarket, to replace a 28,000 square foot in-line Grand Union supermarket at a significantly higher rent per square foot. The Company expects redevelopment costs of approximately $9.1 million to complete this project in 2002. In conjunction with the A&P supermarket rent commencment, the Operating Partnership is also obligated to issue OP Units equal to $2.75 million as discussed in Note 2 to the Consolidated Financial Statements. Additionally, the Company currently estimates that for the remaining portfolio, capital outlays of approximately $3.5 million will be required for tenant improvements, related renovations and other property improvements related to executed leases.

Share Repurchase Plan

Through March 13, 2000, the Company had repurchased 815,600 shares at a total cost of $4.2 million under a Share repurchase program. The program, which allows for the repurchase of up to $10.0 million of the Company's outstanding Common Shares on the open market, may be discontinued or extended at any time and there is no assurance that the Company will purchase the full amount authorized.

Liquidity Sources

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

HISTORICAL CASH FLOW

The following discussion of historical cash flow compares the Company's cash flow for the year ended December 31, 1999 ("1999") with the Company's cash flow for the year ended December 31, 1998 ("1998").

Net cash provided by operating activities increased from $7.5 million for 1998 to $25.9 million for 1999. This variance was primarily attributable to an increase in operating income before non-cash expenses in 1999 partially offset by changes in operating assets and liabilities.

Investing activities used $19.9 million during 1999, representing a $4.9 million decrease from $24.8 million of cash used during 1998. This variance was the result of an increase in net sales proceeds of $3.9 million received in 1999 versus 1998 and an increase of $1.5 million related to an investment in an unconsolidated subsidiary partnership in 1999, offset by a $500,000 increase in expenditures for real estate acquisitions, development and tenant installation in 1999.

Net cash provided by financing activities of $14.2 million for 1999 decreased $17.1 million compared to $31.3 million provided in 1998. The decrease resulted primarily from $95.9 million of net proceeds from the issuance of Common Shares in 1998, dividends and distributions of $13.3 million being paid in 1999 and $2.0 of additional cash used in 1999 for the repurchase of common shares. This was partially offset by additional cash of $65.9 million used in 1998 for the repayment of debt and a $28.3 million increase in cash provided by additional borrowings.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (the "Statement"). In June 1999, the FASB issued Statement No. 137, which deferred the effective date of Statement No. 133 requiring it to be adopted for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company expects to adopt the Statement effective January 1, 2001. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.

IMPACT OF YEAR 2000

The year 2000 ("Y2K") problem refers to computer applications using only the last two digits to refer to a year rather than all four digits. As a result, these applications could fail or create erroneous results if they recognize "00" as the year 1900 rather than year 2000. In prior years, the Company discussed the nature and progress of its plans to become Y2K ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Y2K date change. The Company expended approximately $200,000 during 1999 in connection with remediating its systems. The Company is not aware of any material problems resulting from Y2K issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Y2K matters that may arise are addressed promptly.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary market risk exposure is to changes in interest rates related to the Company's mortgage debt. See the consolidated financial statements and notes thereto included in this Annual Report for certain quantitative details related to the Company's mortgage debt.

Currently, the Company manages its exposure to fluctuations in interest rates primarily through the use of fixed-rate debt. As of December 31, 1999, the Company had total mortgage debt of $326.7 million of which $254.1 million, or 78%, is fixed-rate and $72.6 million, or 22%, is variable-rate based upon either LIBOR or the lender's commercial paper rate, plus certain spreads. $24.0 million of notional variable-rate principal is hedged through the use of LIBOR rate caps as of December 31, 1999. The Company may seek additional variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, the Company would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.

ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary data listed in items 14(a)(1) and 14(a)(2) hereof are incorporated herein by reference.


ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         This item is incorporated by reference from the definitive proxy statement for the Annual Meeting of Shareholders presently scheduled to be held on May 16, 2000, to be filed pursuant to Regulation 14A.

ITEM 11  EXECUTIVE COMPENSATION

         This item is incorporated by reference from the definitive proxy statement for the Annual Meeting of Shareholders presently scheduled to be held on May 16, 2000, to be filed pursuant to Regulation 14A.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         This item is incorporated by reference from the definitive proxy statement for the Annual Meeting of Shareholders presently scheduled to be held on May 16, 2000, to be filed pursuant to Regulation 14A.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         This item is incorporated by reference from the definitive proxy statement for the Annual Meeting of Shareholders presently scheduled to be held on May 16, 2000, to be filed pursuant to Regulation 14A.

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

                      ACADIA REALTY TRUST
               INDEX OF FINANCIAL STATEMENTS
         Report of Independent Auditors                                F-2
         Consolidated Balance Sheets as of
         December 31, 1999 and 1998                                    F-3
         Consolidated Statements of Operations
         for the years ended December 31, 1999,
         1998 and 1997                                                 F-4
         Consolidated Statements of Shareholders'
         Equity for the years ended December 31, 1999,
         1998 and 1997                                                 F-5
         Consolidated Statements of Cash Flows for
         the years ended December 31, 1999, 1998
         and 1997                                                      F-6
         Notes to Consolidated Financial Statements                    F-8


         2.       Financial Statement Schedule
                  Schedule III - Real Estate and
                  Accumulated Depreciation                            F-28

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

10.1(b)           First, Second                               Incorporated by reference to
                  and Third Amendments                        to the copy thereof filed as an
                  the Agreement of Limited                    exhibit to the Company's Form
                  Partnership of the                          10-K filed for the fiscal
                  Operating Partnership                       year ended December 31, 1998

10.1(c)          Certificate of Designation of
                  Series A Preferred Operating
                  Partnership Units of Limited
                  Partnership Interest of Acadia
                  Realty Limited Partnership                      Filed herewith


10.2              Loan Agreement                              Incorporated by reference to
                  between the Company                         the copy thereof filed as
                  and Metropolitan                            exhibit to Amendment No. 3
                  Life Insurance                              to the Company's Form S-11
                  Company

*10.6(a)          1999 Share Option Plan                      Incorporated by reference to
                                                              the copy thereof filed as an
                                                              exhibit to the Company's
                                                              Form S-8 filed September 28, 1999

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

 10.31            Severance and                               Incorporated by reference to
                  Consulting Agreement                        the copy thereof filed as an
                  For Marvin L. Slomowitz                     exhibit to the Company's
                                                              Form 10-K filed for the fiscal
                                                              year ended December 31, 1998

 10.32            Settlement agreement                        Incorporated by reference to
                  between the Company                         the copy thereof filed as an
                  and Jack Wertheimer                         exhibit to the Company's
                                                              Form 8-K filed on January 5, 1999

 10.33            Employment agreement                        Incorporated by reference to
                  between the Company                         the copy thereof filed as an
                  and Ross Dworman                            exhibit to the Company's
                                                              Form 10-K filed for the fiscal
                                                              year ended December 31, 1998

 10.34            Employment agreement                        Incorporated by reference to
                  between the Company                         the copy thereof filed as an
                  and Kenneth F. Bernstein                    exhibit to the Company's
                                                              Form 10-K filed for the fiscal
                                                              year ended December 31, 1998




 10.36            Secured Promissory Note between
                  RD Absecon Associates, L.P. and
                  Fleet Bank, N.A. dated February 8,
                  2000                                            Filed herewith

 10.37            Mortgage Note between RD Branch
                  Associates, L.P. and North
                  Fork Bank dated November 22, 1999               Filed herewith

 10.38            Promissory Note between 239
                  Greenwich Associates, L.P. and First
                  Union National Bank dated
                  December 16, 1999                               Filed herewith

 10.39            Note and Mortgage Assumption
                  Agreement between Acadia Mad River
                  Property LLC and Lasalle National Bank
                  for the benefit of Certificateholders
                  of American Southwest Financial Securities
                  Corporation, Commercial Mortgage Pass-
                  Through Certificates, Series 1195-C1
                  Dated February 24, 1999                         Filed herewith

 10.40            Mortgage Note Modification Agreement
                  Between Heathcote Associates and
                  Huntoon Hastings Capital Corp. dated
                  May 5, 1999                                     Filed herewith

 10.41            Promissory Note between Merrillville
                  Realty, L.P. and Sun America Life Insurance
                  Company dated July 7, 1999                      Filed herewith


 10.42            Mortgage and Note Modification
                  Agreement between Pacesetter/Ramapo
                  Associates and M&T Real Estate, Inc.            Filed herewith

 10.43            Secured Promissory Note between
                  Acadia Town Line, LLC and Fleet
                  Bank, N.A. dated March 23, 1999                 Filed herewith

 10.44            Promissory Note between RD Village
                  Associates Limited Partnership and
                  Sun America Life Insurance Company
                  Dated September 21, 1999                        Filed herewith

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

(b)      Reports on Form 8-K filed during the quarter ended
         December 31, 1999 - The Company did not file any report on Form 8-K during the quarter ended December 31, 1999.

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

Dated:  March 27, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                          Title                           Date
---------                          -----                           ----

/s/Ross Dworman                    Chairman,                   March 27, 2000
---------------------------        Chief Executive
  (Ross Dworman)                   Officer and Trustee
                                   (Principal Executive
                                   Officer)

/s/Kenneth F.Bernstein             President and               March 27, 2000
---------------------------        Trustee
  (Kenneth F.Bernstein)

/s/Perry S. Kamerman               Senior Vice President       March 27, 2000
---------------------------        of Finance (Principal
  (Perry S. Kamerman)              Financial and Accounting
                                   Officer)



/s/Martin L. Edelman               Trustee                     March 27, 2000
---------------------------
  (Martin L. Edelman, Esq.)

/s/Gregory A. White                Trustee                     March 27, 2000
---------------------------
  (Gregory A. white)

/s/Marvin J. Levine                Trustee                     March 27, 2000
---------------------------
  (Marvin J. Levine, Esq)

/s/Lawrence J. Longua              Trustee                     March 27, 2000
---------------------------
  (Lawrence J. Longua)

                                 EXHIBIT INDEX

         The following is an index to all exhibits filed with the Annual Report on Form 10-K other than those incorporated by reference herein:

Exhibit
Number   Description                                               Page
-------  -----------                                               ----

 10.1(c)          Certificate of Designation of                     34
                  Series A Preferred Operating
                  Partnership Units of Limited
                  Partnership Interest of Acadia
                  Realty Limited Partnership

 10.36            Secured Promissory Note between                   44
                  RD Absecon Associates, L.P. and
                  Fleet Bank, N.A. dated February 8,
                  2000

 10.37            Mortgage Note between RD Branch                   66
                  Associates, L.P. and North
                  Fork Bank dated November 22, 1999

 10.38            Promissory Note between 239
                  Greenwich Associates, L.P. and First
                  Union National Bank dated
                  December 16, 1999

 10.39            Note and Mortgage Assumption                      84
                  Agreement between Acadia Mad River
                  Property LLC and Lasalle National Bank
                  for the benefit of Certificateholders
                  of American Southwest Financial Securities
                  Corporation, Commercial Mortgage Pass-
                  Through Certificates, Series 1195-C1
                  Dated February 24, 1999

 10.40            Mortgage Note Modification Agreement             100
                  Between Heathcote Associates and
                  Huntoon Hastings Capital Corp. dated
                  May 5, 1999

 10.41            Promissory Note between Merrillville             107
                  Realty, L.P. and Sun America Life Insurance
                  Company dated July 7, 1999


 10.42            Mortgage and Note Modification                   120
                  Agreement between Pacesetter/Ramapo
                  Associates and M&T Real Estate, Inc.

 10.43            Secured Promissory Note between                  130
                  Acadia Town Line, LLC and Fleet
                  Bank, N.A. dated March 23, 1999

 10.44            Promissory Note between RD Village               149
                  Associates Limited Partnership and
                  Sun America Life Insurance Company
                  Dated September 21, 1999

 21               List of Subsidiaries
                  of Acadia Realty Trust

 23               Consent of Independent
                  Auditors to Form S-3
                  and Form S-8

 27               Financial Data Schedule
                  (EDGAR filing only)

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                         INDEX TO FINANCIAL STATEMENTS


ACADIA REALTY TRUST

Report of Independent Auditors                            F-2

Consolidated Balance Sheets as of
December 31, 1999 and 1998                                F-3

Consolidated Statements of Operations
for the years ended December 31, 1999,
1998 and 1997                                             F-4

Consolidated Statements of Shareholders'
Equity for the years ended December 31, 1999, 1998,
and 1997                                                  F-5

Consolidated Statements of Cash Flows for
the years ended December 31, 1999, 1998
and 1997                                                  F-6

Notes to Consolidated Financial Statements                F-8

Schedule III - Real Estate and Accumulated
Depreciation                                              F-28

                         REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Trustees of
Acadia Realty Trust

We have audited the accompanying consolidated balance sheets of Acadia Realty Trust (a Maryland Trust) and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Acadia Realty Trust and subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                          /s/ ERNST & YOUNG LLP
New York, New York
February 25, 2000
                                       F-2

Part I.  Financial Information
Item 1.  Financial Statements

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)

                                                                       December 31,
                                                           1999                             1998
                                                           ----                             ----
            ASSETS
Real estate
     Land                                                 $ 81,956                       $ 76,136
     Buildings and improvements                            477,573                        452,300
     Properties under development                            9,992                         22,813
                                                          --------                       --------
                                                           569,521                        551,249
     Less: accumulated depreciation                         90,932                         87,202
                                                          --------                       --------
         Net real estate                                   478,589                        464,047
Property held for sale                                      13,227                          7,073
Cash and cash equivalents                                   35,340                         15,183
Cash in escrow                                               9,707                         12,650
Investments in unconsolidated
  partnerships                                               7,463                          7,516
Rents receivable, net                                        8,865                          6,006
Prepaid expenses                                             2,952                          2,797
Due from related parties                                        19                             --
Deferred charges, net                                       12,374                         11,461
Other assets                                                 2,267                          1,779
                                                          --------                       --------
                                                          $570,803                       $528,512
                                                          ========                       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgage notes payable                                    $326,651                       $277,561
Accounts payable and accrued expenses                        6,385                         10,673
Due to related parties                                          --                            176
Dividends and distributions payable                          4,371                             --
Other liabilities                                            4,224                          3,817
                                                          --------                       --------
         Total liabilities                                 341,631                        292,227
                                                          --------                       --------
Minority interest in Operating
  Partnership                                               74,462                         79,344
Minority interests in majority
  owned partnerships                                         2,223                          2,350
                                                          --------                       --------
         Total minority interests                           76,685                         81,694
                                                          --------                       --------
Shareholders' equity:
     Common shares, $.001 par value,
     authorized 100,000,000 shares,
     issued and outstanding 25,724,315
     and 25,419,215 shares, respectively                        26                             25
Additional paid-in capital                                 168,641                        170,746
Deficit                                                    (16,180)                       (16,180)
                                                          --------                       --------
         Total shareholders' equity                        152,487                        154,591
                                                          --------                       --------
                                                          $570,803                       $528,512
                                                          ========                       ========

                             See accompanying notes

                           ACADIA REALTY TRUST AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                              Year ended December 31,
                                          1999          1998         1997
                                          ----          ----         ----
Revenues
   Minimum rent                          $73,021      $ 46,940     $ 33,669
   Percentage rents                        2,994         2,651        3,183
   Expense reimbursements                 13,786         8,655        6,632
   Other                                   2,908         1,525        1,014
                                         -------      --------     --------
   Total revenues                         92,709        59,771       44,498
                                         -------      --------     --------
Operating Expenses
   Property operating                     21,606        14,182        9,013
   Real estate taxes                      10,540         7,536        5,691
   Depreciation and amortization          19,887        15,795       13,768
   General and administrative              6,337         4,409        2,351
   Non-recurring charges                      --         2,249           --
   Settlement of litigation                   --         2,358           --
                                         -------      --------     --------
   Total operating expenses               58,370        46,529       30,823
                                         -------      --------     --------

Operating income                          34,339        13,242       13,675
Equity in earnings of
   unconsolidated partnerships               584           256           --
Loss on sale of property                  (1,284)         (175)         (12)
Adjustment of carrying
   value of property held
   for sale                                   --       (11,560)          --
Interest expense                         (23,314)      (18,302)     (15,444)
                                         -------      --------     --------
Income (loss) before
  extraordinary item and
  minority interest                       10,325       (16,539)      (1,781)
Extraordinary item -
  loss on early
  extinguishment of debt                      --          (707)          --
Minority interest in Operating
  Partnership                             (3,130)        3,348          217
                                         -------      --------     --------
Net income (loss)                        $ 7,195      $(13,898)    $ (1,564)
                                         =======      ========     ========

Net income (loss) per Common Share:
Income (loss) before
   extraordinary item                      $ .28        $ (.86)      $ (.18)
Extraordinary item                            --          (.05)          --
                                         -------      --------     --------
Net income (loss) per
   Common Share                            $ .28        $ (.91)      $ (.18)
                                         =======      ========     ========


                             See accompanying notes
                                       F-4

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (In thousands, except per share amounts)

                                               Common Shares                                                 Total
                                               -------------               Additional        Retained     Shareholders'
                                          Shares             Amount      Paid-in Capital       Deficit       Equity
                                        -------------------------------------------------------------------------------
Balance, December 31, 1996               8,548,817              $ 9         $ 57,521           $   (724)   $ 56,806

Issuance of shares pursuant to the
  Company's restricted share plan            5,360                -               52                  -          52
Adjustment to minority interest                  -                -                -                  6           6
Distributions paid to limited
 partners of the Operating
 Partnership                                     -                -           (1,285)                 -      (1,285)
Dividends paid in excess of
  accumulated earnings ($0.76 per share)         -                -           (6,500)                 -      (6,500)
Loss before minority interest                    -                -                -             (1,781)     (1,781)
Minority interest's equity                       -                -            1,285                217       1,502
                                        ----------              ---         --------           --------    --------
Balance, December 31, 1997               8,554,177                9           51,073             (2,282)     48,800

Issuance of shares pursuant to the
  Company's restricted share plan            3,800                -               29                  -          29
Conversion of 800,000 OP Units
  by limited partner of the Operating
  Partnership                              800,000                1            4,367                  -       4,368
Issuance of 13,333,333 Common
  Shares in connection with the RDC
  Transaction, net of issuance costs    13,333,333               13           95,909                  -      95,922
Issuance of 1,989,048 Common Shares in
  connection with the RDC Transaction    1,989,048                1           13,965                  -      13,966
Conversion of 738,857 OP Units by
  limited partners of the Operating
  Partnership in connection with the
  RDC Transaction                          738,857                1            5,403                  -       5,404
Loss before minority interest                    -                -                -            (17,246)    (17,246)
Minority interest's equity                       -                -                -              3,348       3,348
                                        ----------              ---         --------           --------    --------
Balance, December 31, 1998              25,419,215               25          170,746            (16,180)    154,591

Conversion of 700,000 OP Units
  by limited partner of the Operating
  Partnership                              700,000                1            5,012                  -       5,013
Dividends declared ($.48 per
  Common Share)                                 -                 -           (5,133)            (7,195)    (12,328)
Repurchase of Common Shares               (394,900)               -           (1,984)                 -      (1,984)
Income before minority interest                  -                -                -             10,325      10,325
Minority interest's equity                       -                -                -             (3,130)     (3,130)
                                        ----------              ---         --------           --------    --------
Balance, December 31, 1999              25,724,315             $ 26         $168,641           $(16,180)   $152,487
                                        ==========              ===         ========           ========    ========

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (In thousands, except per share amounts)


                                                                               Year ended December 31,
                                                                     1999             1998              1997
                                                                     ----             ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                 $ 7,195           $(13,898)        $ (1,564)
Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
Depreciation and amortization                                      19,887             15,795           13,768
Extraordinary item - loss on early extinguishment of debt              --                707               --
Minority interest in Operating Partnership                          3,130             (3,348)            (217)
Equity in income of unconsolidated partnerships                      (584)              (256)              --
Provision for bad debts                                             1,404              1,275              833
Loss on sale of property                                            1,284                175               12
Adjustment to carrying value of property held for sale                 --             11,560               --
Other                                                                  --                 29               52

Changes in assets and liabilities:
Funding of escrows, net                                             2,943             (4,744)          (4,303)
Rents receivable                                                   (4,263)            (2,495)            (679)
Prepaid expenses                                                     (155)            (1,556)             180
Due to/from related parties                                          (195)               163               26
Other assets                                                         (879)              (975)            (290)
Accounts payable and accrued expenses                              (4,288)             3,120            1,233
Other liabilities                                                     407              1,907             (117)
                                                                   ------           --------         --------
         Net cash provided by operating activities                 25,886              7,459            8,934
                                                                   ------           --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for real estate and improvements                     (25,091)           (23,253)         (10,558)
Net proceeds from sale of property                                  6,128              2,193            1,288
Investments in unconsolidated partnerships                             --               (861)              --
Distributions from unconsolidated partnerships                        637                 --               --
Payment of deferred leasing costs                                  (1,604)            (2,901)          (1,205)
                                                                  -------           --------         --------
         Net cash used in investing activities                    (19,930)           (24,822)         (10,475)
                                                                  -------           --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of Common Shares                            --             95,923               --
Principal payments on mortgages                                   (17,598)           (80,493)         (14,835)
Proceeds received on mortgage notes                                48,168             19,877           25,955
Payment of note payable to shareholder                                 --             (3,050)              --
Payment of deferred financing and other costs                      (1,091)              (967)            (757)
Dividends paid                                                     (9,239)                --           (9,577)
Distributions to minority interests in Operating Partnership       (3,929)               (31)          (1,870)
Distributions to minority interest in majority owned partnerships    (127)                --               --
Repurchase of Common Shares                                        (1,983)                --               --
                                                                  -------           --------         --------
  Net cash provided by (used in) financing activities              14,201             31,259           (1,084)
                                                                  -------           --------         --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   20,157             13,896           (2,625)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                       15,183              1,287            3,912
                                                                  -------           --------         --------
CASH AND CASH EQUIVALENTS, END OF YEAR                            $35,340           $ 15,183         $  1,287
                                                                  =======           ========         ========

                             See accompanying notes

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (In thousands, except per share amounts)


                                                                             Year ended December 31,
                                                                     1999             1998              1997
                                                                     ----             ----              ----
Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for interest, net of amounts
 capitalized of $1,299, $857, and $569, respectively                $23,793        $  17,650         $ 15,502
                                                                    =======        =========         ========

Supplemental Disclosures of Non-Cash
 Investing and Financing Activities:
Acquisition of real estate by assumption of debt                    $18,521
                                                                   ========
Acquisition of real estate by issuance of Preferred
 Operating Partnership Units                                        $ 2,212
                                                                   ========

The following activity was recorded in connection with
  the RDC Transaction (Note 2).
Real estate and investment in
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

All of the Company's assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership (the "Operating Partnership"), formerly known as Mark Centers Limited Partnership, and its majority owned subsidiaries. As of December 31, 1999, the Company controlled 71% of the Operating Partnership as the sole general partner.

As of December 31, 1999, the Company operated fifty-eight properties, which it owned or had an ownership interest in, consisting of forty-seven neighborhood and community shopping centers, three enclosed malls, two mixed use properties (a retail/office center and a retail/residential property), five multi-family properties and one redevelopment property located in the Eastern and Midwestern regions of the United States. The retail/office mixed use property was held for sale as of December 31, 1999.

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

Properties
Real estate assets are stated at cost less accumulated depreciation. Such carrying amounts are adjusted, if necessary, to reflect any impairment in the value of the assets. Expenditures for acquisition, development construction and improvement of properties, as well as significant renovations are capitalized. Interest costs are capitalized until construction is substantially complete. Depreciation is computed on the straight-line method over estimated useful lives of thirty to forty years for buildings and the shorter of the useful life or lease term for improvements, furniture, fixtures and equipment. Expenditures for maintenance and repairs are charged to operations as incurred. Property held for sale is reflected at the lower of the carrying amount or net realizable value.

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

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

1. Organization, Basis of Presentation and Summary of Significant Accounting Policies, continued

Revenue Recognition
Leases with tenants are accounted for as operating leases. Minimum rents are recognized on a straight-line basis over the term of the respective leases. As of December 31, 1999 and 1998, unbilled rents receivable relating to straight-lining of rents were $3,057 and $2,163, respectively.

Percentage rents are recognized in the period when the specified target, or in the case of percentage rent, the tenant sales breakpoint, is met.

Reimbursements from tenants for real estate taxes, insurance and other property operating expenses are recognized as revenue in the period the expenses are incurred.

An allowance for doubtful accounts has been provided against certain tenant accounts receivable which are estimated to be uncollectible. Rents receivable at December 31, 1999 and 1998 are shown net of an allowance for doubtful accounts of $1,588 and $1,854, respectively.

Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash and cash equivalents.

Cash in Escrow
Cash in escrow consists principally of cash held for real estate taxes, property maintenance, insurance, lease renewals, environmental remediation, and minimum occupancy and property operating income requirements at specific properties as required by certain loan agreements. The balance as of December 31, 1998 also included amounts funded for certain legal settlement amounts (note 17).

Non-Recurring Charges
In connection with the RDC Transaction (note 2), the Company incurred non-recurring costs of $2,249 related primarily to payments made to certain officers and key employees pursuant to change in control provisions of employment contracts, severance paid to the Former Principal Shareholder (note
8), retention bonuses for certain employees and transaction-related consulting and professional fees.

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

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

1. Organization, Basis of Presentation and Summary of Significant Accounting Policies, continued

Earnings Per Common Share
For the years ended December 31, 1999, 1998 and 1997, basic earnings per share was determined by dividing the net applicable income or loss to common shareholders for the year by the weighted average number of common shares of beneficial interest ("Common Shares") outstanding during each year consistent with the Financial Accounting Standards Board Statement No. 128. The weighted average number of shares outstanding for the years ended December 31, 1999, 1998 and 1997 were 25,708,787, 15,205,962 and 8,551,930, respectively.

Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Shares were exercised or converted into Common Shares or resulted in the issuance of Common Shares that then shared in the earnings of the Company. For the years ended December 31, 1999, 1998 and 1997 no additional shares were reflected as the impact would be anti-dilutive in such years.

Share Repurchase Plan
As of December 31, 1999, the Company had repurchased 394,900 Common Shares at a total cost of $1,984 under a share repurchase plan which allows for the repurchase of up to $10,000 of the Company's outstanding Common Shares. The repurchased shares are reflected as a reduction of par value and additional paid-in capital.

Recent Accounting Pronouncements
In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (the "Statement"). In June 1999, the FASB issued Statement No. 137, which deferred the effective date of Statement No. 133 requiring it to be adopted for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company expects to adopt the Statement effective January 1, 2001. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.

Reclassifications
Certain 1998 and 1997 amounts were reclassified to conform with the 1999 presentation.

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)


2. Acquisition and Disposition of Properties and Related Transactions

1999 Acquisitions and Dispositions
On November 16, 1999, the Company acquired 100% of the partnership interests of the limited partnership which owns the Pacesetter Park Shopping Center, a 96,000 square foot community shopping center located in Rockland County, New York. The aggregate purchase price of $7,400 consisted of the assumption of $4,637 in first mortgage debt and the issuance of $2,212 in preferred Operating Partnership units with the balance funded from working capital.

On May 5, 1999, the Company acquired the sole general partner's interest in the limited partnership owning the Gateway Mall (formerly the Mall 189), a 122,000 square foot shopping center located in Burlington, Vermont, for $6,547. The interest was acquired out of bankruptcy by restructuring and assuming the mortgage debt of $6,222. The balance of the purchase was funded from working capital. The center, which is a partially enclosed mall, is being redeveloped into a conventional strip center format.

On February 24, 1999, the Company acquired the Mad River Station, a 154,000 square foot shopping center located in Dayton, Ohio for $11,500. The Company assumed $7,661 in mortgage debt and funded the remaining purchase from working capital.

Pursuant to its continuing plan to dispose of certain under-performing properties, the Company sold two properties during 1999, the Searstown Mall on February 1, 1999 for a sale price of $3,300 and the Auburn Plaza on March 29, 1999 for $3,500.

1998 Acquisitions and Dispositions
On August 12, 1998 the Company completed the transactions contemplated by the Contribution and Share Purchase Agreement dated April 15, 1998 (the "RDC Transaction") involving affiliates of RD Capital, Inc. ("RDC"). In connection with the RDC Transaction, the Operating Partnership acquired (i) fee title to or all, or substantially all, of the ownership interests in twelve shopping centers, five multi-family properties and one redevelopment property, (ii) a 49% interest in one shopping center, (iii) certain third party management contracts, and (iv) certain promissory notes from real estate investment partnerships and related entities, which are not under common control, in which RDC serves as general partner or in another similar management capacity, for approximately
11.1 million Operating Partnership units ("OP Units") and approximately 2.0 million Common Shares valued at $97,217. In addition, the Company assumed mortgage debt aggregating $154,234 and incurred other capitalized transaction costs of $5,757 resulting in an aggregate purchase price of $257,208. As part of the RDC Transaction, the Company also issued approximately 13.3 million Common Shares to three real estate investment limited partnerships (collectively "RDC Funds"), in which affiliates of RDC serve as general partner, in exchange for $100,000.

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

2. Acquisition and Disposition of Properties and Related Transactions, continued

1998 Acquisitions and Dispositions, continued

The Company accounted for the RDC Transaction as (i) a purchase of properties and other related assets in exchange for OP Units and Common Shares and the assumption of certain mortgage debt and other liabilities using the purchase method of accounting and (ii) an issuance of Common Shares for cash. Accordingly, the accompanying 1998 consolidated financial statements include the operations of the properties acquired in the RDC Transaction from August 12, 1998 through December 31, 1998 (note 20).

The Operating Partnership is also obligated to issue additional OP Units valued at $2,750 upon the completion of certain improvements and the commencement of rental payments from a designated tenant at one of the properties acquired in the RDC Transaction.

Following the completion of the RDC Transaction, the Company changed its name from Mark Centers Trust to Acadia Realty Trust and the name of the Operating Partnership was changed from Mark Centers Limited Partnership to Acadia Realty Limited Partnership. Management also adopted a plan to dispose of three under-performing properties following the RDC Transaction. As a result, the Company recorded a non-cash charge of $11,560 to write-down these properties to their estimated net realizable value as the anticipated sales proceeds (net of selling costs) were expected to be insufficient to recover the associated carrying values. On December 30, 1998, the Company completed the sale of the Normandale Mall for $2,350. The remaining two properties (the Searstown Mall and Auburn Plaza) were sold in 1999.

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

3.  Segment Reporting

The Company has two reportable segments: retail properties and multi-family properties. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates property performance primarily based on net operating income before depreciation, amortization and certain nonrecurring items. The reportable segments are managed separately due to the differing nature of the leases and property operations associated with the retail versus residential tenants. All the multi-family units were acquired in 1998 as part of the RDC Transaction. The following table sets forth certain segment information for the Company as of and for the years ended December 31, 1999, 1998 and 1997 (does not include unconsolidated partnerships):

                                                                                 1999
                                                                                 ----
                                                                Retail     Multi-Family     All
                                                              Properties    Properties     Other      Total
                                                              ----------   ------------    -----    --------
Revenues                                                       $ 75,823      $ 14,915      $ 1,971  $ 92,709
Property operating expenses and
  real estate taxes                                              26,190         5,956           --    32,146
Net property income before depreciation,
  amortization and certain nonrecurring items                    49,633         8,959        1,971    60,563
Depreciation and amortization                                    17,817         1,829          241    19,887
Interest expense                                                 19,199         4,115                 23,314
Real estate at cost                                             487,376        82,145           --   569,521
Total assets                                                    477,977        85,363        7,463   570,803
Gross leasable area (multi-family - 2,273 units)                  8,817         2,039           --    10,856
Expenditures for real estate and improvements                    23,912         1,179           --    25,091

Revenues
Total revenues for reportable segments                         $ 93,766
Elimination of intersegment management fee income                (1,057)
                                                               --------
Total consolidated revenues                                    $ 92,709
                                                               ========


Property operating expenses and real estate taxes
Total property operating expenses and real estate
  taxes for reportable segments                                $ 33,203
Elimination of intersegment management fee expense               (1,057)
                                                               --------
Total consolidated expense                                     $ 32,146
                                                               ========

Reconciliation to income before extraordinary
  item and minority interest
Net property income before depreciation,
  amortization and certain nonrecurring items                  $ 60,563
Depreciation and amortization                                   (19,887)
General and administrative                                       (6,337)
Equity in earnings of unconsolidated
  partnerships                                                      584
Loss on sale of property                                         (1,284)
Interest expense                                                (23,314)
                                                               --------
Income before minority interest                                $ 10,325
                                                               ========

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)


3.  Segment Reporting, continued

                                                                                    1998
                                                                                    ----
                                                                Retail     Multi-Family     All
                                                              Properties    Properties     Other      Total
                                                              ----------   ------------    -----    --------
Revenues                                                       $ 53,507       $ 5,644      $ 620    $ 59,771
Property operating expenses and
  real estate taxes                                              19,573         2,145         --      21,718
Net property income before depreciation,
  amortization and certain nonrecurring items                    33,934         3,499        620      38,053
Depreciation and amortization                                    14,963           629        203      15,795
Interest expense                                                 16,685         1,606         11      18,302
Real estate at cost                                             470,438        80,811         --     551,249
Total assets                                                    439,280        81,716      7,516     528,512
Gross leasable area (multi-family - 2,273 units)                  8,931         2,039         --      10,970
Expenditures for real estate and improvements                    22,844           409         --      23,253

Revenues
Total revenues for reportable segments                         $ 60,204
Elimination of intersegment ground rent and
  management fee income                                            (433)
                                                               --------
Total consolidated revenues                                    $ 59,771
                                                               ========


Property operating expenses and real estate taxes
Total property operating expenses and real estate
  taxes for reportable segments                                $ 22,151
Elimination of intersegment ground rent and
  management fee expense                                           (433)
                                                               --------
Total consolidated expense                                     $ 21,718
                                                               ========

Reconciliation to loss before extraordinary
  item and minority interest
Net property income before depreciation,
  amortization and certain nonrecurring items                  $ 38,053
Depreciation and amortization                                   (15,795)
General and administrative                                       (4,409)
Non-recurring charges                                            (2,249)
Settlement of litigation                                         (2,358)
Equity in earnings of unconsolidated
  partnerships                                                      256
Loss on sale of property                                           (175)
Adjustment of carrying value of property
  held for sale                                                 (11,560)
Interest expense                                                (18,302)
                                                               --------
Loss before extraordinary item and
  minority interest                                            $(16,539)
                                                               ========


                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)


3.  Segment Reporting, continued

                                                                                     1997
                                                                                     ----
                                                                 Retail     Multi-Family     All
                                                               Properties    Properties     Other      Total
                                                               ----------   ------------    -----    --------
Revenues                                                        $ 44,238      $   --        $ 260    $ 44,498
Property operating expenses and
  real estate taxes                                               14,704          --           --      14,704
Net property income before depreciation,
  amortization and certain nonrecurring items                     29,534          --          260      29,794
Depreciation and amortization                                     13,560          --          208      13,768
Interest expense                                                  15,435          --            9      15,444
Real estate at cost                                              311,688          --           --     311,688
Total assets                                                     254,500          --           --     254,500
Gross leasable area (multi-family - 2,273 units)                   7,265          --           --       7,265
Expenditures for real estate and improvements                     10,558          --           --      10,558

Revenues
Total revenues for reportable segments                          $ 44,931
Elimination of intersegment ground rent and
  management fee income                                             (433)
                                                                --------
Total consolidated revenues                                     $ 44,498
                                                                ========


Property operating expenses and real estate taxes Total property operating expenses and real estate
  taxes for reportable segments                                 $ 15,137
Elimination of intersegment ground rent and
  management fee expense                                            (433)
                                                                --------
Total consolidated expense                                      $ 14,704
                                                                ========

Reconciliation to loss before extraordinary
  item and minority interest
Net property income before depreciation,
  amortization and certain nonrecurring items                   $ 29,794
Depreciation and amortization                                    (13,768)
General and administrative                                        (2,351)
Loss on sale of property                                             (12)
Interest expense                                                 (15,444)
                                                                --------
Loss before minority interest                                   $ (1,781)
                                                                ========

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

4.  Investment in Partnerships

In connection with the RDC Transaction, the Company acquired a 49% interest in each of the Crossroads Joint Venture and Crossroads II Joint Venture (collectively the "Crossroads") which collectively own a 311,000 square foot shopping center in Greenburgh, New York. The Company accounts for its investment in Crossroads using the equity method. Summary financial information of the Crossroads and the Company's investment in and share of income from Crossroads follows:

                                             December 31,        December 31,
                                                 1999                1998
                                                 ----                ----
Balance Sheet
Assets:
  Rental property, net                         $ 8,801              $ 9,161
  Other assets                                   5,204                4,308
                                               -------              -------
Total assets                                   $14,005              $13,469
                                               =======              =======
Liabilities and partners' equity
  Mortgage note payable                        $35,105              $35,526
  Other liabilities                                777                  502
  Partners' equity                             (21,877)             (22,559)
                                               -------              -------
Total liabilities and partners'
  equity                                       $14,005              $13,469
                                               =======              =======
Company's investment in
 partnerships                                  $ 7,463              $ 7,516
                                               =======              =======
Statement of Operations
Total revenue                                  $ 7,003              $ 2,680
Operating and other expenses                     1,910                  643
Interest expense                                 2,568                1,022
Depreciation and amortization                      534                  192
                                               -------              -------
Net income                                     $ 1,991              $   823
                                               =======              =======
Company's share of net income                  $   976              $   403
Amortization of excess investment
  (See below)                                      392                  147
                                               -------              -------
Income from Partnerships                       $   584              $   256
                                               =======              =======

The unamortized excess of the Company's investment over its share of the net equity in Crossroads at the date of acquisition was $19,580. The portion of this excess attributable to buildings and improvements is being amortized over the life of the related property.

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

5.  Deferred Charges

Deferred charges consist of the following as of December 31, 1999 and 1998:

                                               1999          1998
                                               ----          ----

Deferred financing costs                     $ 7,563       $ 6,624
Deferred leasing and other costs              12,279        10,882
                                             -------       -------
                                              19,842        17,506
Accumulated amortization                      (7,468)       (6,045)
                                             -------       -------
                                             $12,374       $11,461
                                             =======       =======


6.  Mortgage Loans

At December 31, 1999, mortgage notes payable aggregated $326,651 and were collateralized by 49 properties and related tenant leases. Interest rates ranged from 7.50% to 9.60%. Mortgage payments are due in monthly installments of principal and/or interest and mature on various dates through 2022. Certain loans are cross-collateralized and cross-defaulted as part of a group of properties. The loan agreements contain customary representations, covenants and events of default. Certain loan agreements require the Company to comply with certain affirmative and negative covenants, including the maintenance of certain debt service coverage and leverage ratios.

On December 16, 1999, the Company closed on a $13,750 bank loan. The variable-rate debt, which is secured one of the Company's properties, matures in January 2005, bears interest at LIBOR plus 165 basis points and requires the fixed monthly payment of principal of $10. The interest rate is to be lowered by 20 basis points upon stabilization of the property and certain debt service coverage ratios.

On November 22, 1999, the Company closed on a fixed-rate facility with a bank, which provides for the borrowing of up to $10,000. The loan, which is secured by one of the Company's properties, matures in December 2002 and requires the monthly payment of interest at 7.75% and principal amortized over 25 years. As of December 31, 1999, the Company had borrowed $5,000 under this facility, with the remaining $5,000 available to be drawn down in up to three traunches. The proceeds from this borrowing were used primarily to retire maturing debt with another lender of $4,372, which was secured by another of the Company's properties.

On November 16, 1999, the Company assumed $4,637 in first mortgage debt in connection with the acquisition of all of the partnership interests of the limited partnership which owns the Pacesetter Park Shopping Center. The loan, which matures March 2003, bears interest at 8.18% and requires the monthly payment of principal and interest amortized over 20 years.

During 1999, the Company closed on two variable-rate financings with an insurance company, which are secured by two of the Company's properties. On September 21, 1999, the Company closed on a $10,000 loan which matures in October 2002 and on July 7, 1999, a $14,000 loan which matures in August 2002. Both loans require monthly payments of interest at a rate of LIBOR plus 205 basis points adjusted on a quarterly basis and principal amortized over 25 years. The Company has also purchased interest rate cap agreements for both loans, which cap LIBOR at 6.50%. The costs of the cap agreements have been capitalized and are being amortized as an adjustment to interest expense over the terms of the loans. Approximately $8,555 of the proceeds were used to retire existing debt with the same lender.

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

6.  Mortgage Loans, continued

On May 5, 1999, the Company assumed $6,222 in mortgage debt in connection with the acquisition of the general partner's interest in Mall 189. The debt, which matures September 1, 2002, bears interest at a fixed-rate of 7.5% and requires the payment of interest only through May 4, 2001. Thereafter, and through the maturity date, the loan bears interest at a fixed-rate of 9.875% and requires total monthly payments of $55 representing interest and principal. The debt can be prepaid commencing May 4, 2002, without any prepayment fees.

On March 23, 1999, the Company closed on a $7,000 facility with a bank that is secured by one of the company's properties. As of December 31, 1999, the Company had $4,000 outstanding under this facility which matures March 15, 2002, bears interest at LIBOR plus 175 basis and requires the payment of principal amortized over a 25 year period. The Company also obtained two irrevocable letters of credit totaling $3,000. Related to the acquisition of the Mall 189 (note 2), a letter of credit for $2,000 is required pursuant to the bankruptcy reorganization plan of the seller of the property. The letter of credit is expected to be reduced in $500 increments as redevelopment of the property progresses. In addition, a letter of credit for $1,000 was obtained related to the settlement of certain litigation in 1998 with the former President (note
17), which is expected to be reduced in $200 increments as certain obligations are met.

On February 24, 1999, the Company assumed $7,661 in mortgage debt in connection with the acquisition of the Mad River Station Shopping Center. The debt, which matures May 23, 2005, bears interest at a fixed-rate of 9.6% and requires the payment of principal amortized over 25 years. The debt can be prepaid commencing May 23, 2000 with certain prepayment fees and after May 23, 2002 without any such fees.

The following table summarizes the Company's mortgage indebtedness as of December 31, 1999 and 1998:


                                                                December 31,     December 31,                  Interest
                                                                   1999             1998                         Rate
                                                               ------------      ------------                  --------
                   Mortgage notes payable - variable-rate

General Electric Capital Corp.                                   $  7,126         $  6,989      8.52% (Commercial paper rate +2.75%)
Fleet Bank, N.A.                                                    3,966               --              7.91% (LIBOR + 1.75%)
Fleet Bank, N.A.                                                    9,326            8,268              7.94% (LIBOR + 1.78%)
Sun America Life Insurance Company                                 13,931               --              8.26% (LIBOR + 2.05%)
Sun America Life Insurance Company                                  9,979               --              8.13% (LIBOR + 2.05%)
KBC Bank                                                           14,508           14,760              7.73% (LIBOR + 1.25%)
First Union National Bank                                          13,750               --              7.81% (LIBOR + 1.65%)
                                                                 --------         --------
                         Total variable-rate debt                  72,586           30,017
                                                                 --------         --------

                    Mortgage notes payable - fixed rate

Sun America Life Insurance Company                                     --            8,717                        --
The Manufacturers Life Insurance Company (USA)                         --            4,372                        --
John Hancock Mutual Life Insurance Company                         53,878           54,445                      9.11%
Metropolitan Life Insurance Company                                41,000           41,000                      7.75%
Sun America Life Insurance Company                                 42,143           43,832                      7.75%
Huntoon Hastings Capital Corp.                                      6,222               --                      7.50%
North Fork Bank                                                     5,000               --                      7.75%
M&T Real Estate Inc.                                                4,628               --                      8.18%
Anchor National Life Insurance Company                              3,866            3,950                      7.93%
Lehman Brothers Holdings, Inc.                                     17,973           18,140                      8.32%
Mellon Mortgage Company                                             7,566               --                      9.60%
Northern Life Insurance Company                                     3,173            3,409                      7.70%
Bankers Security Life                                               2,189            2,351                      7.70%
Morgan Stanley Mortgage Capital                                    44,092           44,729                      8.84%
Nomura Asset Capital Corporation                                   22,335           22,599                      9.02%
                                                                 --------         --------
                         Total fixed-rate debt                    254,065          247,544
                                                                 --------         --------
                                                                 $326,651         $277,561
                                                                 ========         ========

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

6.  Mortgage Loans, continued

                                                                                   Properties          Payment
                                                               Maturity            Encumbered           Terms
                                                               --------            ----------          -------
                  Mortgage notes payable - variable-rate

General Electric Capital Corp.                                  01/01/02               (1)               (20)
Fleet Bank, N.A.                                                03/15/02               (2)               (20)
Fleet Bank, N.A.                                                05/31/02               (3)               (20)
Sun America Life Insurance Company                              08/01/02               (4)               (20)
Sun America Life Insurance Company                              10/01/02               (5)               (20)
KBC Bank                                                        12/31/02               (6)               (20)
First Union National Bank                                       01/01/05               (7)               (20)

                         Total variable-rate debt


                    Mortgage notes payable - fixed rate

Sun America Life Insurance Company                                    --                -                  --
The Manufacturers Life Insurance Company (USA)                        --                -                  --
John Hancock Mutual Life Insurance Company                      04/01/00               (8)              $455(20)
Metropolitan Life Insurance Company                             06/01/00               (9)                  (21)
Sun America Life Insurance Company                              01/01/01               (10)             $346(20)
Huntoon Hastings Capital Corp.                                  09/01/02               (11)                 (22)
North Fork Bank                                                 12/01/02               (12)              $38(20)
M&T Real Estate Inc.                                            03/01/03               (13)              $41(20)
Anchor National Life Insurance Company                          01/01/04               (14)              $33(20)
Lehman Brothers Holdings, Inc.                                  03/01/04               (15)             $139(20)
Mellon Mortgage Company                                         05/23/05               (16)              $70(20)
Northern Life Insurance Company                                 12/01/08               (17)              $41(20)
Bankers Security Life                                           12/01/08               (17)              $28(20)
Morgan Stanley Mortgage Capital                                 11/01/21               (18)             $380(20)
Nomura Asset Capital Corporation                                03/11/22               (19)             $193(20)

                         Total fixed-rate debt


Notes:
(1)   Soundview Marketplace          (9)    Valmont Plaza                    (18)   Midway Plaza
                                            Luzerne Street Plaza                    Northside Mall
(2)   Town Line Plaza                       Green Ridge Plaza                       New Smyrna Beach
                                            Crescent Plaza                          Cloud Springs Plaza
(3)   Smithtown Shopping Center             East End Centre                         Troy Plaza
                                                                                    Martintown Plaza
(4)   Merrillville Plaza             (10)   Bloomfield Town Square                  Kings Fairgrounds
                                            Atrium Mall                             Shillington Plaza
(5)   Village Apartments                    Walnut Hill Shopping Center             Dunmore Plaza
                                            GHT Apartments                          Kingston Plaza
(6)   Marley Run Apartments                 Colony Apartments                       Twenty Fifth Street Shopping Center
                                                                                    Circle Plaza
(7)   239 Greenwich Avenue           (11)   Gateway Mall                            Mountainville Plaza
                                                                                    Birney Plaza
(8)   New Loudon Centre              (12)   The Branch Shopping Center              Monroe Plaza
      Ledgewood Mall                                                                Ames Plaza
      Plaza 422                      (13)   Pacesetter Park Shopping                Plaza 15
      Berlin Shopping Center
      Route 6 Mall                   (14)   Pittston Plaza                   (19)   Northwood Centre
      Tioga West
      Bradford Towne Centre          (15)   Glen Oaks Apartments             (20)   Monthly principal and interest

                                     (16)   Mad River Station Shopping       (21)   Interest only monthly
                                            Center

                                     (17)   Manahawkin Shopping Center       (22)   Interest only until 5/01;
                                                                                    principal and interest thereafter

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

6.  Mortgage Loans, continued

The scheduled principal repayments of all mortgage indebtedness as of December 31, 1999 are as follows:

                           2000                   $ 98,726
                           2001                     44,431
                           2002                     70,592
                           2003                      6,717
                           2004                     22,892
                          Thereafter                83,293
                                                  --------
                                                  $326,651
                                                  ========

7.  Minority Interests

Minority interest represents the limited partners' interest of 10,484,143 and 11,184,143 Common Operating Partnership ("Common OP") Units in the Operating Partnership at December 31, 1999 and 1998, respectively, and 2,212 units of Preferred Limited Partnership Interests designated as Series A Preferred Units ("Preferred OP Units") issued November 16, 1999 in connection with the acquisition of all the partnership interests of the limited partnership which owns the Pacesetter Park Shopping Center (note 2).

The Preferred OP Units, which have a stated value of $1 each, are entitled to a quarterly preferred distribution of the greater of (i) $22.50 (9% annually) per Preferred OP Unit or (ii) the quarterly distribution attributable to a Preferred OP Unit if such unit were converted into a Common OP Unit. The Preferred OP Units are currently convertible into Common OP Units based on the stated value divided by $7.50. After the seventh anniversary following their issuance, either the Company or the holders can call for the conversion of the Preferred OP Units at the lesser of $7.50 or the market price of the Common Shares as of the conversion date. The Preferred OP Units are subject to a twelve-month lock-up period whereby they cannot be sold, assigned or otherwise transferred.

Minority interests at December 31, 1999 and 1998 also include an aggregate amount of $2,223 and $2,350, respectively, representing interests held by third parties in four of the properties acquired in the RDC Transaction in which the Company has a majority ownership position.

8.  Related Party Transactions

During 1998, the Company entered into the following transactions with Mr. Slomowitz, a former trustee and former principal shareholder, in connection with the RDC Transaction: (i) repaid a $3,030 note related to the Company's 1996 purchase of the Union Plaza, (ii) paid $600 in severance pay, (iii) paid $100 on the closing of the RDC Transaction and agreed to pay $100 on each of the following two anniversary dates of the closing of the RDC Transaction for his agreement not to compete with the Company and for certain consulting services,
(iv) granted ten year options to purchase 300,000 Common Shares at an exercise price of $9.00 per Common Share, (v) cancelled formerly issued options to purchase 200,000 Common Shares at $12.00 per Common Share and (vi) agreed to pay a brokerage commission of 2% of the sales price of nine designated properties currently comprising a portion of the Company's portfolio, provided such commissions would not exceed $600 in the aggregate.

On December 30, 1999, the Company and Mr. Slomowitz terminated certain of the obligations described above which were incurred in connection with the RDC Transaction. The principal terms included cancellation of the lease for the Company's prior headquarters in a building owned by Mr. Slomowitz. Rent expenses for this office space was $119, $112 and $104 for the years ended December 31, 1999, 1998 and 1997, respectively. The Company paid Mr. Slomowitz the sum of $329 in connection with the lease cancellation. Additionally, Mr. Slomowitz terminated his options to acquire 301,000 common shares and waived the final $100 installment payment due August, 2000. The Company agreed to indemnify Mr. Slomowitz with respect to certain contingent liabilities. Mr. Slomowitz retains the right to continue to guarantee Company debt up to $55,000.

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

8. Related Party Transactions, continued

Mr. Slomowitz also removed all restrictions on the sale of any properties which he had originally contributed to the Company, waived his claims for present and future brokerage commissions and agreed to absorb up to $1,250 of tax liabilities resulting in event of the sale thereof. Mr. Slomowitz also resigned from the Company's Board of Trustees effective December 8, 1999.

On July 16, 1999, and April 9, 1999, Mr. Slomowitz converted 600,000 and 100,000 Common OP Units, respectively, into Common Shares.

In connection with the RDC Transaction, the Company acquired certain property management contracts for three properties in which certain current shareholders of the Company or their affiliates have ownership interests. Management fees earned by the Company under these contracts are at rates ranging from 3% and 3.5% of collections. Such fees aggregated $639 and $225 for the years ended December 31, 1999 and 1998, respectively. Management fees earned under management contracts on properties owned by Mr. Slomowitz aggregated $8 and $19 for the years ended December 31, 1998 and 1997, respectively.

On June 1, 1998, the Company purchased for $1,372 the building and other improvements constituting the Blackman Plaza from Blackman Plaza Partners in which Mr. Slomowitz is the sole general partner (owning a one percent economic interest). The Company was already the owner of the land. Payment for the building and other improvements was made with the proceeds from a financing with CS First Boston (this debt was subsequently retired following the RDC Transaction) and the application of ground rent in arrears totaling $496 due the Company.

9. Tenant Leases

Space in the shopping centers and other retail properties is leased to various tenants under operating leases which usually grant tenants renewal options and generally provide for additional rents based on certain operating expenses as well as tenants' sales volume.

Minimum future rentals to be received under non-cancelable leases for shopping centers and other retail properties as of December 31, 1999 are summarized as follows:

                    2000                $ 50,409
                    2001                  46,942
                    2002                  42,902
                    2003                  39,725
                    2004                  34,682
              Thereafter                 210,408
                                        --------
                                        $425,068
                                        ========

Minimum future rentals above include a total of $2,176 for two tenants (with five leases), which have filed for bankruptcy protection. None of these leases have been rejected nor affirmed.

During the years ended December 31, 1999 and 1998, no single tenant collectively accounted for more than 10% of the Company's total revenues. During the year ended December 31, 1997, rental income representing 10% or more of total revenues was earned from various governmental agencies of the State of Florida. Leases with these Florida agencies contain customary conditions, required under Florida Law, permitting state agency tenants to cancel their leases upon six months' notice in the event that state-owned facilities in the same county become available. As such, minimum rents from these Florida agencies are not included in the above table of minimum future rentals. Rentals earned under these leases during the year ended December 31, 1997 were $4,890. On December 15, 1999, the Company received a Notice of Exercise of Right to Terminate Lease from the Florida Department of Health for an aggregate 59,150 square feet representing $827 of rents.

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

10.  Lease Obligations

The Company leases land at six of its shopping centers, which are accounted for as operating leases and generally provide the Company with renewal options. The leases terminate during the years 2016 to 2066. Four of these leases provide the Company with options to renew for additional terms aggregating from 20 to 44 years. The Company leases space for its New York City corporate office for a term expiring in 2002. Future minimum rental payments required for leases having remaining non-cancelable lease terms in excess of one year are as follows:


                    2000                  $   714
                    2001                      714
                    2002                      668
                    2003                      642
                    2004                      642
              Thereafter                   21,406
                                          -------
                                          $24,786
                                          =======

11.  Share Incentive Plan

During 1999, the Company adopted the 1999 Share Incentive Plan (the "1999 Plan") which replaced both the 1994 Share Option Plan and the 1994 Non-Employee Trustees' Share Option Plan. The 1999 Plan authorizes the issuance of options equal to up to 8% of the Common Shares outstanding from time to time on a fully diluted basis. However, not more than 4,000,000 of the Common Shares in the aggregate may be issued pursuant to the exercise of options and no participant may receive more than 5,000,000 Common Shares during the term of the 1999 Plan. Options are granted by the Share Option Plan Committee (the "Committee"), which currently consists of two non-employee Trustees, and will not have an exercise price less than 100% of the fair market value of the Common shares and a term of greater than 10 years at the grant date. Vesting of options is at the discretion of the Committee with the exception of options granted to non-employee Trustees, which vest in five equal annual installments beginning on the date of grant. Pursuant to the 1999 Plan, non-employee Trustees receive an automatic grant of 1,000 options following each Annual Meeting of Shareholders. As of December 31, 1999, the Company has issued 2,066,600 options to officers and employees, which are for ten-year terms and vest in three equal annual installments beginning on the grant date. In addition, 5000 options have been issued to non-employee Trustees. 1,000 of these options were subsequently cancelled as further described in note 8.

The 1999 Plan also provides for the granting of Share Appreciation Rights, Restricted Shares and Performance Units/Shares. Share Appreciation Rights provide for the participant to receive, upon exercise, cash and/or Common Shares, at the discretion of the committee, equal to in value to the excess of the option exercise price over the fair market value of the Common Shares at the exercise date. The Committee will determine the award and restrictions placed on Restricted Shares, including the dividends thereon and the term of such restrictions. The Committee also determines the award and vesting of Performance Units and Performance Shares based on the attainment of specified performance objectives of the Company within a specified performance period. As of December 31, 1999, the Company issued 2,000 Restricted Shares, which vest equally over three years, to an employee. No awards of Share Appreciation Rights or Performance Units/Shares were granted for the year ended December 31, 1999.

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

11. Share Incentive Plan, continued

The Company accounts for stock-based compensation pursuant to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. Under APB 25, no compensation expense has been recognized in the accompanying financial statements related to the issuance of stock options because the exercise price of the Company's employee stock options equaled or exceeded the market price of the underlying stock on the date of grant. The alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), has not been elected by the Company.

Accordingly, pro forma information regarding net income and earnings per share as required by SFAS 123 has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                           Year ended December 31,
                              1999                  1998              1997
                              ----                  ----              ----

Risk-free interest rate        6.4%                  5.2%              6.3%
Dividend Yield                 9.5%                  9.4%              9.0%
Expected Life                  8.6 years             9.7 Years         4.0 Years
Expected volatility           32.4%                 37.7%             13.7%

For purposes of pro forma disclosure, the estimated fair value of the options are amortized to expense over the options vesting period. For the year ended December 31, 1999, pro forma net income is $6,573, or $0.26 per Share. For the years ended December 31, 1998 and 1997, the Company has elected not to present proforma information because the impact on the reported net loss per Share is immaterial.

Changes in the number of shares under all option arrangements are summarized as follows:

                                              Year ended December 31,
                                     1999             1998              1997
                                     ----             ----              ----
Outstanding at beginning
 of period                         300,000          329,500           217,000
Granted                          2,071,600          305,000           152,500
Option price per share
 granted                       $4.89-$7.50        $8.88-$9.00      $10.13-$11.19
Cancelled                          300,000          334,500            40,000
Exercisable at end
 of period                       1,368,733          300,000           181,100
Exercised                            --               --                --
Expired                              --               --                --
Outstanding at end
 of period                       2,071,600          300,000           329,500
Option prices per
 share outstanding             $4.89-$7.50           $9.00         $10.13-$12.75

As of December 31, 1999 the outstanding options had a weighted average remaining contractual life of approximately 8.6 years.

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

12. Restricted Share Plan

The Company had established a restricted share plan, which originally granted to employees 47,722 restricted Common Shares. The granted restricted shares were scheduled to vest and be issued 20% per year over a five year period, which began June 1, 1994. All such shares other than those which had been forfeited prior to vesting were issued as of December 31, 1998. Each plan participant was entitled to receive additional compensation on a quarterly basis equal to the dividend declared on their respective restricted shares granted under the plan until such plan participants' restricted shares were vested. For the years ended December 31, 1998 and 1997, total compensation expense related to such restricted shares vested in such periods amounted to $29 and $76, respectively.

13. Employee 401(k) Plan

The Company maintains a 401(k) plan for employees under which the Company currently matches 50% of a plan participant's contribution up to 6% of the employee's annual salary. A plan participant may contribute up to a maximum of 15% of their compensation but not in excess of $10 for the year ended December 31, 1999. The Company contributed $93, $77 and $67 for the years ended December 31, 1999, 1998 and 1997, respectively.

14. Dividends and Distributions Payable

On December 13,1999, the Company declared a cash dividend for the quarter ended December 31, 1999 of $0.12 per Common Share. The dividend was paid on January 15, 2000 to shareholders of record as of December 31, 1999. A distribution of $0.12 per Common OP Unit was paid to Common OP Unit holders as well. A distribution of $10.52 per Preferred OP Unit ($22.50 per annum pro-rated due to their November 1999 issuance) for the quarter ended December 31, 1999 was declared December 13, 1999 and paid to Preferred OP Unit holders on January 15, 2000.

The Company has determined that the cash distributed to the shareholders is characterized as follows for federal income tax purposes:

                           1999       1998          1997
                           ----       ----          ----

Ordinary income             41%        n/a           34%
Return of capital           59%        n/a           66%
                           ----        ---          ----
                           100%        n/a          100%
                           ====        ===          ====

15.  Fair Value of Financial Instruments

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

Mortgage Notes Payable
As of December 31, 1999 and 1998, the Company has determined the estimated fair value of its mortgage notes payable are approximately $327,690 and $292,854, respectively, by discounting future cash payments utilizing a discount rate equivalent to the rate at which similar mortgage notes payable would be originated under conditions then existing.

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

16. Summary of Quarterly Financial Information (unaudited)

The separate results of operations of the Company for the years ended December 31, 1999 and 1998 are as follows:

                                                                   March 31,     June 30,   September 30,  December 31,   Total for
                                                                     1999          1999         1999           1999          Year
                                                                   --------      --------   -------------  ------------   ---------
Revenue                                                            $22,251       $21,904       $24,428       $24,126       $92,709
                                                               =====================================================================
Income before minority interest                                    $ 1,141       $ 1,886       $ 4,362       $  2,936      $10,325
                                                               =====================================================================
Net income                                                         $   765       $ 1,289       $ 3,083       $  2,058      $ 7,195
                                                               =====================================================================
Net income per share - basic and diluted                           $  0.03       $  0.05       $  0.12       $   0.08      $  0.28
                                                               =====================================================================
Cash dividends declared per share                                  $  0.12       $  0.12       $  0.12       $   0.12      $  0.48
                                                               =====================================================================
Weighted average shares outstanding - basic
  and diluted                                                   25,419,215    25,510,424    25,988,860     25,908,199   25,708,787
                                                               =====================================================================


                                                                   March 31,     June 30,   September 30,  December 31,   Total for
                                                                     1998          1998         1998           1998          Year
                                                                   ---------     --------   -------------  ------------   ---------
Revenue                                                            $10,951       $10,749       $16,150       $21,921       $59,771
                                                               =====================================================================
Loss before extraordinary item and minority interest                 ($621)      ($1,568)     ($12,920)      ($1,430)     ($16,539)
                                                               =====================================================================
Net loss                                                             ($533)      ($1,561)     ($10,800)      ($1,004)     ($13,898)
                                                               =====================================================================
Net loss per share - basic and diluted
  Loss before extraordinary item                                    ($0.06)       ($0.15)       ($0.58)       ($0.04)       ($0.86)
                                                               =====================================================================
Net loss                                                            ($0.06)       ($0.18)       ($0.60)       ($0.04)       ($0.91)
                                                               =====================================================================
Cash dividends declared per share                                    $0.00         $0.00         $0.00         $0.00         $0.00
                                                               =====================================================================
Weighted average shares outstanding - basic
and diluted                                                      8,544,177     8,555,346    18,078,215    25,419,215    15,205,962
                                                               =====================================================================


                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

17. Legal Proceedings

On November 20, 1995, Jack Wertheimer, a former President of the Company, filed a complaint against the Company, its Trustees, including Mr. Slomowitz, and the Company's former in-house General Counsel and former Chief Financial Officer in the United States District Court for the Middle District of Pennsylvania. The complaint, which was filed in connection with the termination of Mr. Wertheimer's employment, included many of the allegations raised in a state court proceeding commenced by Mr. Wertheimer in November 1994. The Federal court complaint also included a civil RICO action in which Mr. Wertheimer alleged that the Board of Trustees of the Company conspired with Mr. Slomowitz to terminate Mr. Wertheimer's employment as part of the Mr. Slomowitz's breach of his duty of good faith and fair dealing. Further, Mr. Wertheimer alleged that the above defendants engaged in securities fraud in connection with the initial public offering and that Mr. Slomowitz defrauded or overcharged the Company in corporate transactions. The Federal complaint sought treble damages under RICO, as well as damages arising from Mr. Wertheimer's alleged termination of employment, invasion of privacy, intentional infliction of emotional distress, fraud and misrepresentation.

On December 31, 1998, the Company and Mr. Wertheimer settled this litigation and entered into an agreement whereby the Company paid Mr. Wertheimer $1,000 on December 31, 1998 and agreed to pay him (i)$900 on April 1, 1999 and (ii) five annual payments of $200 commencing January 10, 2000. Pursuant to this agreement, the Company has obtained a standby letter of credit to collateralize these future payments (note 6).

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

18. Contingencies

Upon conducting environmental site inspections in connection with obtaining the Morgan Stanley Mortgage Capital ("Morgan Stanley") financing during October 1996, certain environmental contamination was identified at the Troy Plaza in Troy, New York. The Company has entered into a voluntary remedial agreement with the State of New York for the remediation of the property. Environmental consultants have completed the remediation operations at the site and are performing a post-remediation sampling and analysis program. Upon the issuance of a final report to the State of New York, the Company will have satisfied all conditions to the voluntary remedial agreement. As of December 31, 1999, Morgan Stanley holds $250 in escrow to be released upon the Company receiving final approval from the State of New York.

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

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)


19. Extraordinary Item - Loss on Early Extinguishment of Debt

The consolidated statement of operations for the year ended December 31, 1998 includes the write-off of $707 in net deferred financing fees as a result of the repayment of the related mortgage debts.

20. Pro Forma Information

The following unaudited pro forma condensed consolidated information for the years ended December 31, 1998 and 1997 is presented as if the RDC Transaction had occurred on January 1, 1997.

                                        1998                      1997
                                        ----                      ----

Revenue                                $84,053                   $82,220
                                       =======                   =======
(Loss) income before
  extraordinary item                   $(5,886)                  $ 5,170
                                       =======                   =======
Net (loss) income                      $(6,067)                  $ 4,731
                                       =======                   =======
Net (loss) income per share-
  basic and diluted                    $ (0.24)                  $  0.19
                                       =======                   =======
Weighted average number of
  Common Shares outstanding         24,677,928                24,676,558
                                    ==========                ==========
Weighted average number of
  Common Shares outstanding-
  assuming dilution                 24,677,928                24,680,356
                                    ==========                ==========


21. Subsequent Events

On January 31, 2000, the Company paid down $23,090 of outstanding debt with a life insurance company from working capital.

On February 8, 2000, the Company closed on a revolving credit facility with a bank, which provides for the borrowing of up to $7,400. The facility, which is secured by one of the Company's properties, matures in March 2003 and requires the monthly payment of interest at the rate of LIBOR plus 150 basis points (the rate increases by an additional 25 basis points if the amount outstanding under the facility exceeds 50% of the value of the collateral). The monthly repayment of principal amortized over 25 years is required only if the Company draws the full amount available under the facility. The Company has currently not drawn any amounts under this facility.

                               ACADIA REALTY TRUST
              SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1999

                                                                                 Costs capitalized
                                                                Buildings &          Subsequent                      Buildings &
        Description          Encumbrances          Land         Improvements       to Acquisition       Land         Improvements
-----------------------------------------------------------------------------------------------------------------------------------
Shopping Centers
Circle Plaza                        (1)         $    -          $ 3,435            $    13             $    2         $  3,446
  Shamokin Dam, PA
Martintown Plaza                    (1)              -            4,625              1,620                  -            6,245
  North Augusta, SC
Midway Plaza                        (1)            196            1,647              3,081                196            4,728
  Opelika, AL
Northside Mall                      (1)          1,604            7,080              2,213              1,604            9,293
  Dothan, AL
New Smyrna Beach                    (1)            246            2,219              3,963                246            6,182
  New Smyrna Beach FL
Wesmark Plaza                     -                380            3,419              3,794                370            7,223
  Sumter, SC
King's Fairground                   (1)              -            1,426                242                  -            1,668
  Danville, VA
Cloud Springs Plaza                 (1)            159            2,712              1,177                159            3,889
  Ft Ogelthorpe, GA
Crescent Plaza                12,000             1,147            7,425                481              1,147            7,906
   Brockton, MA
New Louden Centre                   (2)            505            4,161              9,623                505           13,784
  Latham, NY
Ledgewood Mall                      (2)            619            5,434             30,937                619           36,371
   Ledgewood, NJ
Troy Plaza                          (1)            479            1,976                950                479            2,926
  Troy, NY
Birney Plaza                        (1)            210            2,979                803                210            3,782
  Moosic, PA
Dunmore Plaza                       (1)            100              506                137                100              643
  Dunmore, PA
Mark Plaza                         -                 -            4,268              3,881                  -            8,149
  Edwardsville, PA
Kingston Plaza                      (1)            305            1,745                463                284            2,229
  Kingston, PA
Luzerne Street Plaza           2,000                35              315              1,208                 35            1,523
  Scranton, PA
Blackman Plaza                     -               120                -              1,383                120            1,383
  Wilkes- Barre, PA
East End Centre               14,200             1,086            8,661              3,493              1,086           12,154
  Wilkes-Barre, PA
Greenridge Plaza               6,700             1,335            6,314                695              1,335            7,009
  Scranton, PA
Plaza 15                           (1)             171               81              1,481                171            1,562
  Lewisburg, PA

                                                                    Date of
                                             Accumulated         Acquisition (a)
                                    Total    Depreciation       Construction (c)
                                ------------------------------------------------
Shopping Centers
Circle Plaza                      $ 3,448      $ 1,380              1978(c)
  Shamokin Dam, PA
Martintown Plaza                    6,245        2,475              1985(a)
  North Augusta, SC
Midway Plaza                        4,924        2,138              1984(a)
  Opelika, AL
Northside Mall                     10,897        4,133              1986(a)
  Dothan, AL
New Smyrna Beach                    6,428        2,835              1983(a)
  New Smyrna Beach FL
Wesmark Plaza                       7,593        2,478              1986(a)
  Sumter, SC
King's Fairground                   1,668          479              1992(a)
  Danville, VA
Cloud Springs Plaza                 4,048        1,634              1985(a)
  Ft Ogelthorpe, GA
Crescent Plaza                      9,053        2,969              1984(a)
   Brockton, MA
New Louden Centre                  14,289        4,315              1982(a)
  Latham, NY
Ledgewood Mall                     36,990       14,285              1983(a)
   Ledgewood, NJ
Troy Plaza                          3,405        1,554              1982(a)
  Troy, NY
Birney Plaza                        3,992        3,260              1968(c)
  Moosic, PA
Dunmore Plaza                         743          304              1975(a)
  Dunmore, PA
Mark Plaza                          8,149        3,817              1968(c)
  Edwardsville, PA
Kingston Plaza                      2,513        1,264              1982(c)
  Kingston, PA
Luzerne Street Plaza                1,558          809              1983(a)
  Scranton, PA
Blackman Plaza                      1,503           72              1968(c)
  Wilkes- Barre, PA
East End Centre                    13,240        5,308              1986(c)
  Wilkes-Barre, PA
Greenridge Plaza                    8,344        2,921              1986(c)
  Scranton, PA
Plaza 15                            1,733          507              1976(c)
  Lewisburg, PA

                               ACADIA REALTY TRUST
              SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1999

                                                                                 Costs capitalized
                                                                Buildings &          Subsequent                      Buildings &
        Description          Encumbrances          Land         Improvements       to Acquisition       Land         Improvements
-----------------------------------------------------------------------------------------------------------------------------------
Shopping Centers (cont.)
Plaza 422                             (2)          190             3,004                 414            190             3,418
  Lebanon, PA
Tioga West                            (2)           48             1,238               3,144             48             4,382
  Tunkhannock,PA
Mountainville Plaza                   (1)          420             2,390                 486            420             2,876
  Allentown, PA
Monroe Plaza                          (1)           70             2,083                 147            150             2,150
  Stroudsburg, PA
Ames Plaza                            (1)           57             1,958                 182             57             2,140
  Shamokin, PA
Route 6 Mall                          (2)            -                 -              12,696          1,664            11,032
  Honesdale , PA
Pittston Mall                    3,866           1,500                 -               5,956          1,521             5,935
  Pittston , PA
Valmont Plaza                    6,100             522             5,591               1,029            522             6,620
  West Hazelton , PA
Manahawkin                       5,362           2,400             9,396               4,837          3,105            13,528
  Stafford Township, NJ
Twenty Fifth Street                   (1)        2,280             9,276                 196          2,280             9,472
  Easton, PA
Berlin Shopping Centre                (2)        1,331             5,351                 205          1,331             5,556
  Berlin, NJ
Shillington Plaza                     (1)          809             3,268                  32            809             3,300
  Reading, PA
Union Plaza                          -               -                 -              20,241          5,426            14,815
   New Castle, PA
Bradford Towne Centre                 (2)            -                 -              16,100            817            15,283
  Towanda, PA
Atrium Mall                     10,360           2,772            11,088                  22          2,772            11,110
   Abington, PA
Bloomfield Town Square          10,332           3,443            13,774                   -          3,443            13,774
   Bloomfield Hills, MI
Walnut Hill Plaza                9,286           3,122            12,488                 392          3,122            12,880
   Woonsocket, RI
Elmwood Park Plaza                   -           3,248            12,992                 211          3,248            13,203
    Elmwood Park, NJ
Merrillville Plaza              13,931           4,288            17,152                 565          4,288            17,717
    Hobart, IN
Soundview Marketplace            7,126           2,428             9,711               1,180          2,428            10,891
    Port Washington, NY
Marketplace of Absecon               -           2,573            10,294                 488          2,577            10,778
    Absecon, NJ

                                                                    Date of
                                             Accumulated         Acquisition (a)
                                    Total    Depreciation       Construction (c)
                                ------------------------------------------------
Shopping Centers (cont.)
Plaza 422                           3,608        2,062            1972(c)
  Lebanon, PA
Tioga West                          4,430        2,029            1965(c)
  Tunkhannock,PA
Mountainville Plaza                 3,296        1,543            1983(a)
  Allentown, PA
Monroe Plaza                        2,300        1,054            1964(c)
  Stroudsburg, PA
Ames Plaza                          2,197        1,688            1966(c)
  Shamokin, PA
Route 6 Mall                       12,696        1,978            1995(c)
  Honesdale , PA
Pittston Mall                       7,456          867            1995(c)
  Pittston , PA
Valmont Plaza                       7,142        2,992            1985(a)
  West Hazelton , PA
Manahawkin                         16,633        1,763            1993(a)
  Stafford Township, NJ
Twenty Fifth Street                11,752        2,000            1993(a)
  Easton, PA
Berlin Shopping Centre              6,887        1,107            1994(a)
  Berlin, NJ
Shillington Plaza                   4,109          586            1994(a)
  Reading, PA
Union Plaza                        20,241        1,493            1996(c)
   New Castle, PA
Bradford Towne Centre              16,100        2,931            1994(c)
  Towanda, PA
Atrium Mall                        13,882          383            1998(a)
   Abington, PA
Bloomfield Town Square             17,217          473            1998(a)
   Bloomfield Hills, MI
Walnut Hill Plaza                  16,002          539            1998(a)
   Woonsocket, RI
Elmwood Park Plaza                 16,451          447            1998(a)
    Elmwood Park, NJ
Merrillville Plaza                 22,005          638            1998(a)
    Hobart, IN
Soundview Marketplace              13,319          378            1998(a)
    Port Washington, NY
Marketplace of Absecon             13,355          378            1998(a)
    Absecon, NJ

                               ACADIA REALTY TRUST
              SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1999

                                                                                 Costs capitalized
                                                                Buildings &          Subsequent                      Buildings &
        Description          Encumbrances          Land         Improvements       to Acquisition       Land         Improvements
-----------------------------------------------------------------------------------------------------------------------------------
Shopping Centers (cont.)
Hobson West Plaza                      -            1,793            7,172                 243            1,793           7,415
    Naperville, IL
Smithtown Shopping Center          9,326            3,229           12,917                 933            3,229          13,849
    Smithtown, NY
Town Line Plaza                    3,966              878            3,510               6,315              908           9,795
     Rocky Hill, CT
Branch Shopping Center             5,000            3,156           12,545                   -            3,156          12,545
     Village of the Branch, NY
The Caldor Shopping Center             -              956            3,826                   -              956           3,826
     Methuen, MA
Gateway Mall                       6,222            1,273                -                   -            1,273               -
      Burlington, VT
Mad River Station                  7,566            2,350            9,404                                2,350           9,404
     Dayton, OH
Pacesetter Park Shopping
     Center                        4,628            1,475            5,899                   7            1,475           5,906
     Ramapo, NY
239 Greenwich                     13,750            1,817           15,846                   -            1,817          15,846
    Greenwich, CT


Residential Properties

Gate House, Holiday House,         8,275            2,312            9,247                 578            2,312           9,825
      Tiger Village
      Columbia, MO
Village Apartments                 9,979            3,429           13,716                 311            3,429          14,028
      Winston Salem, NC
Glen Oaks Apartments              17,973            5,045           20,180                 359            5,045          20,538
      Greenbelt, MD
Colony Apartments                  3,890            1,118            4,470                 147            1,118           4,617
      Columbia, MO
Marley Run Apartments             14,508            4,209           16,835                 188            4,209          17,023
      Baltimore, MD

Properties under                       -                -                -               9,992                -           9,992
 development (5)
                               ---------         ------------------------------------------------------------------------------
                               $ 326,651(6)      $ 73,238        $ 337,049           $ 159,234         $ 81,956         487,565
                               =========         ==============================================================================

                                                                    Date of
                                             Accumulated         Acquisition (a)
                                    Total    Depreciation       Construction (c)
                                ------------------------------------------------
Shopping Centers (cont.)
Hobson West Plaza                    9,208           279            1998(a)
    Naperville, IL
Smithtown Shopping Center           17,078           579            1998(a)
    Smithtown, NY
Town Line Plaza                     10,703           515            1998(a)
     Rocky Hill, CT
Branch Shopping Center              15,701           432            1998(a)
     Village of the Branch, NY
The Caldor Shopping Center           4,782           132            1998(a)
     Methuen, MA
Gateway Mall                         1,273             -            1999(a)
      Burlington, VT
Mad River Station                   11,753           196            1999(a)
     Dayton, OH
Pacesetter Park Shopping
     Center                          7,381            12            1999(a)
     Ramapo, NY
239 Greenwich                       17,663           135            1999(c)
    Greenwich, CT


Residential Properties

Gate House, Holiday House,          12,137           367            1998(a)
      Tiger Village
      Columbia, MO
Village Apartments                  17,457           522            1998(a)
      Winston Salem, NC
Glen Oaks Apartments                25,583           731            1998(a)
      Greenbelt, MD
Colony Apartments                    5,735           169            1998(a)
      Columbia, MO
Marley Run Apartments               21,232           601            1998(a)
      Baltimore, MD

Properties under                     9,992             -
 development (5)
                                 -----------------------
                                 $ 569,521      $ 90,932
                                 =======================

                             Acadia Realty Trust
                             Notes To Schedule 3
                              December 31, 1999

1. These seventeen properties serve as collateral for the financing with Morgan Stanley (Note 6).

2. These seven properties serve as collateral for the financing with John Hancock Life Insurance (Note 6).

3. Depreciation and investments in buildings and improvements reflected in the statements of operations is calculated over the estimated useful life of the assets as follows:

                  Buildings          30 to 40 years
                  Improvements       Shorter of lease term or useful life

4. The aggregate gross cost of property included above for Federal income tax purposes was $537,459 as of December 31, 1999.

5. Properties under development includes approximately $5,504 for the Gateway Mall property.

6. Total encumbrances includes $22,335 for Northwood Centre property which is separately disclosed as Property held for sale in the balance sheet.

7.(a) Reconciliation of Real Estate Properties:

The following table reconciles the real estate properties from January 1, 1997 to December 31, 1999:

                                                                     for the year ended December 31,
                                                                   1999            1998            1997
                                                                   ----            ----            ----
Balance at beginning of period                                  $ 551,249        $ 311,688       $ 307,411

Acquisitions and adjustments related to development
  options and establishment of note payable to the
  former Principal Shareholder                                          -                -               -

Other improvements                                                 19,728           16,647           7,480

Properties acquired                                                25,905          254,164               -

Adjustment of carrying value of property held for sale                  -          (11,560)              -

Property held for sale                                            (27,301)         (11,991)              -

Fully depreciated assets written off                                  (60)          (3,350)           (998)

Sale of property                                                        -           (4,349)         (2,205)
                                                                ------------------------------------------
Balance at end of period                                        $ 569,521        $ 551,249       $ 311,688
                                                                ==========================================


   (b) Reconciliation of accumulated Depreciation:

The following table reconciles accumulated depreciation from January 1, 1997 to December 31, 1999:

                                                                     for the year ended December 31,
                                                                   1999            1998            1997
                                                                   ----            ----            ----
Balance at beginning of period                                  $ 87,202         $ 83,326        $ 72,956

Sale of property                                                       -           (2,035)           (905)

Property held for sale                                           (14,074)          (4,918)              -

Fully depreciated assets written off                                 (60)          (3,350)           (998)

Depreciation related to real estate                               17,864           14,179          12,273
                                                                -----------------------------------------
Balance at end of period                                        $ 90,932         $ 87,202        $ 83,326
                                                                =========================================
