Form 10-Q
period 2000-03-31
ACADIA REALTY TRUST
filed 2000-05-10
CIK 899629

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

                           Yes X                             No

            As of May 4, 2000, there were 25,263,763 common shares of beneficial interest, par value $.001 per share, outstanding.

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                                    FORM 10-Q


                                      INDEX


Part I:  Financial Information                                              Page

Item 1.  Financial Statements (unaudited)

                Consolidated Balance Sheets as of
                March 31, 2000 and December 31, 1999                          1

                Consolidated Statements of Operations for
                the three months ended March 31, 2000 and 1999                2

                Consolidated Statements of Cash Flows for
                the three months ended March 31, 2000 and 1999                3

                Notes to Consolidated Financial Statements                    5

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                        11

Item 3.  Quantitative and Qualitative Disclosure of Market Risk               20


Part II: Other Information

Item 2.  Changes in Securities and Use of Proceeds                            21

Item 5.  Other Information                                                    21

Item 6.  Exhibits                                                             21

         Signatures                                                           22

Part I.  Financial Information
Item 1.  Financial Statements
                      ACADIA REALTY TRUST AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                              March 31,
                                                2000              December 31,
                                             (unaudited)             1999
                                             -----------             ----
            ASSETS

Real estate
Land                                           $ 81,956           $ 81,956
Buildings and improvements                      478,512            477,573
Properties under development                     11,381              9,992
                                               --------           --------
                                                571,849            569,521
Less: accumulated depreciation                   95,200             90,932
                                               --------           --------
Net real estate                                 476,649            478,589
Property held for sale                           13,068             13,227
Cash and cash equivalents                        13,203             35,340
Cash in escrow                                   10,419              9,707
Investments in unconsolidated
  partnerships                                    7,160              7,463
Rents receivable, net                             8,171              8,865
Prepaid expenses                                  2,647              2,952
Due from related parties                             --                 19
Deferred charges, net                            13,691             12,374
Other assets                                      2,323              2,267
                                               --------           --------

                                               $547,331           $570,803
                                               ========           ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Mortgage notes payable                         $308,230           $326,651
Accounts payable and accrued expenses             5,827              6,385
Dividends and distributions payable               4,344              4,371
Other liabilities                                 3,649              4,224
                                               --------           --------
Total liabilities                               322,050            341,631
                                               --------           --------
Minority interest in Operating
  Partnership                                    73,984             74,462
Minority interests in majority
  owned partnerships                              2,220              2,223
                                               --------           --------
Total minority interests                         76,204             76,685
                                               --------           --------
Shareholders' equity:
Common shares, $.001 par value,
  authorized 100,000,000 shares,
  issued and outstanding 25,294,463
  and 25,724,315 shares, respectively                26                 26
Additional paid-in capital                      165,231             168,641
Deficit                                         (16,180)            (16,180)
                                               --------           ---------
Total shareholders' equity                      149,077             152,487
                                               --------           ---------

                                               $547,331           $ 570,803
                                               ========           =========


                             See accompanying notes

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                    (in thousands, except per share amounts)


                                              March 31,          March 31,
                                                2000                1999
                                             (unaudited)        (unaudited)
                                             -----------        -----------


Revenues
   Minimum rents                               $ 18,441            $17,353
   Percentage rents                                 751                788
   Expense reimbursements                         3,844              3,458
   Other                                            827                652
                                               --------            -------

   Total revenues                                23,863             22,251
                                               --------            -------


Operating Expenses
   Property operating                             5,986              5,882
   Real estate taxes                              2,713              2,551
   Depreciation and amortization                  5,015              4,686
   General and administrative                     1,293              1,466
                                               --------            -------

   Total operating expenses                      15,007             14,585
                                               --------            -------


Operating income                                  8,856              7,666
Equity in earnings of un-
   consolidated partnerships                        200                183
Loss on sale of properties                           --             (1,284)
Interest expense                                 (6,355)            (5,424)
                                               --------            -------

Income before
 minority interest                                2,701              1,141
Minority interest                                  (827)              (376)
                                               --------            -------

Net income                                     $  1,874            $   765
                                               ========            =======

Net income per Common Share -
 basic and diluted                             $    .07            $   .03
                                               ========            =======





                             See accompanying notes

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                 (in thousands)

                                                   March 31,        March 31,
                                                     2000             1999
                                                  (unaudited)      (unaudited)
                                                  ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                          $ 1,874          $    765
Adjustments to reconcile net income to
  net cash provided by operating activities:
Depreciation and amortization                         5,015             4,686
Minority interests                                      827               376
Equity in income of unconsolidated
   partnerships                                        (200)             (183)
Provision for bad debts                                 227               355
Stock-based compensation                                197                --
Loss on sale of property                                 --             1,284

Changes in assets and liabilities:
Funding of escrows, net                                (712)             (658)
Rents receivable                                        467              (920)
Prepaid expenses                                        305               447
Due to related parties                                   19              (120)
Other assets                                           (115)               37
Accounts payable and accrued expenses                  (558)           (2,748)
Other liabilities                                      (575)             (686)
                                                    -------          --------

Net cash provided by operating activities             6,771             2,635
                                                    -------          --------


CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for real estate and
 improvements                                        (2,440)          (10,970)
Net proceeds from sale of property                       --             6,128
Distributions from unconsolidated partnerships          503                --
Payment of deferred leasing costs                      (668)             (105)
                                                    -------          --------

Net cash used in investing activities                (2,605)           (4,947)
                                                    -------          --------






                             See accompanying notes

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                 (in thousands)

                                                       March 31,      March 31,
                                                         2000           1999
                                                     (unaudited)     (unaudited)


CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on mortgages                      $ (59,421)      $  (975)
Proceeds received on mortgage notes                     41,000         4,250
Payment of deferred financing and
 other costs                                            (1,066)         (405)
Dividends paid                                          (3,089)           --
Distributions to minority interests in
  Operating Partnership                                 (1,258)           --
Distributions on preferred Operating
  Partnership units                                        (23)           --
Repurchase of Common Shares                             (2,446)           --
                                                     ---------       -------

Net cash (used in) provided by financing
 activities                                            (26,303)        2,870
                                                     ---------       -------

(Decrease) increase in cash and cash equivalents       (22,137)          558
Cash and cash equivalents, beginning of period          35,340        15,183
                                                     ---------       -------

Cash and cash equivalents, end of period             $  13,203       $15,741
                                                     =========       =======

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest, net of
   amounts capitalized of $169 and $372,
   respectively                                      $   6,360       $  6,095
                                                     =========       ========

Supplemental disclosure of non-cash investing and financing activities:

Acquisition of real estate by assumption
  of debt                                                            $  7,661
                                                                     ========








                             See accompanying notes

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)

1.  THE COMPANY

Acadia Realty Trust (the "Company") is a fully integrated and self-managed real estate investment trust ("REIT") focused primarily on the ownership, acquisition, redevelopment and management of neighborhood and community shopping centers, and multi-family properties.

All of the Company's assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership (the "Operating Partnership") and its majority owned partnerships. As of March 31, 2000, the Company controlled 71% of the Operating Partnership as the sole general partner.

The Company currently operates fifty-eight properties, which it owns or has an ownership interest in, consisting of forty-seven neighborhood and community shopping centers, three enclosed malls, two mixed-use properties (a retail/office center and a retail/residential property), five multi-family properties and one redevelopment property located in the Eastern and Midwestern regions of the United States. The retail/office center was held for sale as of March 31, 2000.

2.  BASIS OF PRESENTATION

The consolidated financial statements include the consolidated accounts of the Company and its majority owned partnerships, including the Operating Partnership, and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Non-controlling investments in partnerships are accounted for under the equity method of accounting as the Company exercises significant influence. The information furnished in the accompanying consolidated financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the aforementioned consolidated financial statements for the interim periods. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)

2. BASIS OF PRESENTATION, CONTINUED

Actual results could differ from these estimates. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information refer to the consolidated financial statements and accompanying footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

3. SHAREHOLDERS' EQUITY AND MINORITY INTERESTS

The following table summarizes the change in the shareholders' equity and minority interests since December 31, 1999:

                                                                 Minority       Minority
                                                               interests in    interests in
                                            Shareholders'       Operating     majority owned
                                               Equity          Partnership(1)   partnerships
Balance at December 31, 1999                   $152,487          $74,462          $  2,223
Repurchase of Common Shares                      (2,446)              --                --
Reissuance of treasury shares                       197               --                --
Dividends and distributions declared
  of $0.12 per Common Share and
 Operating Partnership ("OP") Unit               (3,035)          (1,258)               --
Net income for the period January 1
  through March 31, 2000                          1,874              780                (3)
                                               --------          -------          --------

Balance at March 31, 2000                      $149,077          $73,984          $  2,220
                                               ========          =======          ========

(1) Net income attributable to minority interest in Operating Partnership and distributions do not include a distribution on Preferred OP Units of $50.

Minority interests in Operating Partnership represent the limited partners' interest of 10,484,143 and 11,184,143 units in the Operating Partnership ("Common OP Units") at March 31, 2000 and 1999, respectively, and 2,212 units of preferred limited partnership interests (Preferred OP Units), with a nominal value of $1,000 per unit, which are entitled to a preferred quarterly distribution of $22.50 per unit (9% annually). Minority interests in majority owned partnerships represent interests held by third parties in four partnerships in which the Company has a majority ownership position.

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)

4.  INVESTMENT IN PARTNERSHIPS

The Company owns a 49% interest in the Crossroads Joint Venture and Crossroads II Joint Venture (collectively "Crossroads") and accounts for this investment using the equity method. Summary financial information of the Crossroads and the Company's investment in and share of income from Crossroads follows:

                                                      March 31,     December 31,
                                                        2000            1999
                                                        ----            ----
Balance Sheet
Assets:
Rental property, net                                  $  8,690        $  8,801
Other assets                                             5,014           5,204
                                                      --------        --------

Total assets                                          $ 13,704        $ 14,005
                                                      ========        ========

Liabilities and partners' equity
Mortgage note payable                                 $ 34,993        $35,105
Other liabilities                                          781            777
Partners' equity                                       (22,070)       (21,877)
                                                      --------        -------

Total liabilities and partners' equity                $ 13,704        $14,005
                                                      ========        =======

Company's investment in partnerships                  $  7,160        $ 7,463
                                                      ========        =======


                                                      March 31,       March 31,
                                                        2000             1999
                                                        ----             ----
Statement of Operations
Total revenue                                         $  1,865        $  1,803
Operating and other expenses                               458             463
Interest expense                                           667             634
Depreciation and amortization                              133             132
                                                      --------        --------

Net income                                            $    607        $    574
                                                      ========        ========


Company's share of net income                         $    298        $    281
Amortization of excess investment
(See below)                                                 98              98
                                                      --------        --------

Income from partnerships                              $    200        $    183
                                                      ========        ========


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

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)

5.   MORTGAGE LOANS

On January 31, 2000, the Company repaid $23,090 of outstanding debt with a life insurance company from working capital. The remaining outstanding debt of $30,735 with this lender was fully repaid with the proceeds from the March 30, 2000 bank financing as described below.

On February 8, 2000, the Company closed on a revolving credit facility with a bank, which provides for the borrowing of up to $7,400. The facility, which is secured by one of the Company's properties, matures in March 2003 and requires the monthly payment of interest at the rate of LIBOR plus 150 basis points (the rate increases by an additional 25 basis points if the amount outstanding under the facility exceeds 50% of the value of the collateral). The monthly repayment of principal amortized over 25 years is required only if the Company draws the full amount available under the facility. As of March 31, 2000, the Company had not drawn any amounts under this facility.

On March 23, 2000, the Company fully repaid $4,600 of outstanding debt with a bank which was collateralized by one of the Company's properties.

On March 30, 2000, the Company closed on a $59,000 secured financing line with a bank (the "Line"). The Line is secured by five of the seven properties that collateralized a loan with a life insurance company which was retired using $30,735 of the proceeds from the initial $36,000 funding. The balance of the Line must be drawn by April 2001. The Line matures April 1, 2005 and requires the monthly payment of interest at a variable-rate of LIBOR + 175 basis points and principal amortized over 30 years. After September 2001, the debt can be prepaid without prepayment or yield maintenance fees. As of March 31, 2000, $36,000 was outstanding under the Line.



6. RELATED PARTY TRANSACTIONS

The Company manages three properties in which certain current shareholders of the Company or their affiliates have ownership interests. Management fees earned by the Company under these contracts are at rates ranging from 3.0% to 3.5%. Such fees aggregated $237 and $143 during the three month periods ended March 31, 2000 and 1999, respectively.

7. DIVIDENDS AND DISTRIBUTIONS PAYABLE

On February 29, 2000, the Board of Trustees of the Company approved and declared a cash quarterly dividend for the quarter ended March 31, 2000 of $0.12 per Common Share and Common OP Unit. The dividend was paid on April 17, 2000 to the shareholders of record as of March 31, 2000. The Board of Trustees also approved a distribution of $22.50 per Preferred OP Unit which was paid on April 17, 2000 as well.

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)


8. PER SHARE DATA

For the three month periods ended March 31, 2000 and 1999, basic earnings per share was determined by dividing the net income applicable to common shareholders for each period by the weighted average number of common shares of beneficial interest ("Common Shares") outstanding during each period consistent with the Financial Accounting Standards Board Statement No. 128. The weighted average number of shares outstanding for the three month periods ended March 31, 2000 and 1999 were 25,476,098 and 25,419,215, respectively.

Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Shares were exercised or converted into Common Shares or resulted in the issuance of Common Shares that then shared in the earnings of the Company. For the three month periods ended March 31, 2000 and 1999 no additional shares were reflected as the impact would be anti-dilutive in such years.

9. SEGMENT REPORTING

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

                                                                     March 31, 2000
                                                                     --------------
                                                       Retail      Multi-Family   All
                                                     Properties     Properties   Other      Total
                                                     ----------    ------------  -----      -----
Revenues                                              $ 19,482        $ 3,791    $ 590    $ 23,863
Property operating expenses and
  real estate taxes                                      7,274          1,425        -       8,699
Net property income before depreciation,
  amortization and certain nonrecurring items           12,208          2,366      590      15,164
Depreciation and amortization                            4,395            498      122       5,015
Interest expense                                         5,239          1,066       50       6,355
Real estate at cost                                    489,387         82,462        -     571,849
Total assets                                           454,171         86,000    7,160     547,331
Gross leasable area (multi-family - 2,273 units)         8,817          2,039        -      10,856
Expenditures for real estate and improvements            2,124            316        -       2,440


Reconciliation to income before
  minority interest

Net property income before depreciation,
  amortization and certain nonrecurring items                                             $ 15,164
Depreciation and amortization                                                               (5,015)
General and administrative                                                                  (1,293)
Equity in earnings of unconsolidated
  partnerships                                                                                 200
Interest expense                                                                            (6,355)
                                                                                          --------
Income before minority interest                                                           $  2,701
                                                                                          ========

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)


9. SEGMENT REPORTING (continued)


                                                                     March 31, 1999
                                                                     --------------
                                                       Retail      Multi-Family   All
                                                     Properties     Properties   Other      Total
                                                     ----------    ------------  -----      -----
Revenues                                              $ 18,260        $ 3,694     $ 297   $ 22,251
Property operating expenses and
  real estate taxes                                      7,043          1,390         -      8,433
Net property income before depreciation,
  amortization and certain nonrecurring items           11,217          2,304       297     13,818
Depreciation and amortization                            4,253            433                4,686
Interest expense                                         4,406          1,018         -      5,424
Real estate at cost                                    488,478         81,219         -    569,697
Total assets                                           446,953         82,383     7,699    537,035
Gross leasable area (multi-family - 2,273 units)         8,561          2,039         -     10,600
Expenditures for real estate and improvements           10,717            253         -     10,970



Reconciliation to income before
  minority interest

Net property income before depreciation,
  amortization and certain nonrecurring items                                             $ 13,818
Depreciation and amortization                                                               (4,686)
General and administrative                                                                  (1,466)
Equity in earnings of unconsolidated
  partnerships                                                                                 183
Loss on sale of property                                                                    (1,284)
Interest expense                                                                            (5,424)
                                                                                          --------
Income before minority interest                                                           $  1,141
                                                                                          ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is based on the consolidated financial statements of Acadia Realty Trust (the "Company") as of March 31, 2000 and 1999 and for the three months then ended. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

FORWARD-LOOKING STATEMENTS

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

RESULTS OF OPERATIONS

Comparison of the three month period ended March 31, 2000 ("2000") to the three month period ended March 31, 1999 ("1999")

Total revenues increased $1.6 million, or 7%, to $23.9 million for 2000 compared to $22.3 million for 1999.

Minimum rents increased $1.0 million, or 6%, to $18.4 million for 2000 compared to $17.4 million for 1999. $591,000 of this increase was a result of the retenanting of the Ledgewood Mall, which included the installation of Wal*Mart and Circuit City, both of which commenced paying rent in March 1999. The acquisition of the Mad River Shopping Center in February 1999 and the Pacesetter Park Shopping Center in November 1999 ("1999 Acquisitions") contributed $466,000 to the increase in minimum rents. The redevelopment of 239 Greenwich Avenue, which was completed in December of 1999, contributed $395,000 to the increase in minimum rents as well. These increases were partially offset by a $213,000 decline in minimum rents following the sale of the Searstown Mall in February 1999 and the Auburn Plaza in March 1999 ("1999 Dispositions").

Expense reimbursements increased $386,000, or 11%, from $3.4 million for 1999 to $3.8 million for 2000. The 1999 Acquisitions contributed $196,000 to the increase. Ledgewood Mall also contributed $118,000 to the increase, primarily as a result of the retenanting of the property. The balance of the increase was due to an increase in expense reimbursements in the balance of the portfolio primarily as a result of increases in reimbursable operating expenses and real estate taxes. These increases were partially offset by a $102,000 decrease as a result of the 1999 Dispositions.

Other income increased $175,000 for 2000 which was primarily a result of $95,000 in additional third-party property management fees earned in 2000 and a $91,000 increase in interest income due to greater interest earning assets in 2000.

Total operating expenses increased $422,000, or 3%, to $15.0 million for 2000, from $14.6 million for 1999.

Property operating expenses increased $104,000, or 2%, to $6.0 million for 2000 compared to $5.9 million for 1999. Of this increase, $156,000 was attributable to the 1999 Acquisitions. The remaining increase, throughout the balance of the portfolio, was in reimbursable operating expenses which also resulted in an increase in expense reimbursement income as previously discussed. These increases were partially offset by the $129,000 decrease following the 1999 Dispositions.

Real estate taxes increased $162,000, or 6%, from $2.5 million for 1999 to $2.7 million for 2000. The 1999 Acquisitions contributed $112,000 of this increase. The balance of the increase was experienced throughout the balance of the portfolio. The 1999 Dispositions resulted in an $83,000 decrease in real estate taxes.

Depreciation and amortization increased $329,000, or 7%, from $4.7 million for 1999 to $5.0 million for 2000. Depreciation increased $227,000 and amortization expense increased $102,000. Depreciation related to the redevelopment costs for 239 Greenwich Avenue and installation costs associated with the retenanting of the Ledgewood Mall contributed $144,000 to the increase in depreciation expense. The 1999 Acquisitions also contributed $76,000 to the increase. The increase in amortization expense was primarily attributable to the amortization of financing costs related to additional financings in 1999 and 2000.

General and administrative expense decreased $173,000, or 12%, from $1.5 million for 1999 to $1.3 million for 2000, which was primarily attributable to a $50,000 decrease in expenses in 2000 following the relocation of the Pennsylvania regional office and lower third-party professional fees in 2000.

Interest expense of $6.4 million for 2000 increased $931,000, or 17%, from $5.4 million for 1999 primarily attributable to the higher average outstanding borrowings related to property acquisition and redevelopment activities.

Funds from Operations

The Company, along with most industry analysts, considers funds from operations ("FFO") as defined by the National Association of Real Estate Investment Trusts ("NAREIT") as an appropriate supplemental measure of operating performance. However, FFO does not represent cash generated from operations as defined by generally accepted accounting principles and is not indicative of cash available to fund cash needs. It should not be considered as an alternative to net income for the purpose of evaluating the Company's performance or to cash flows as a measure of liquidity.

Generally, NAREIT defines FFO as net income (computed in accordance with generally accepted accounting principles) before gains (losses) on sales of property, plus depreciation on real estate and amortization of capitalized leasing costs, and after adjustments for unconsolidated partnerships and joint ventures on the same basis. The reconciliation of net income to FFO for the three month periods ended March 31, 2000 and 1999 is as follows:


                                                          For the quarter ended
                                                                March 31,
                                                           2000          1999
                                                        ----------   -----------
Net income                                                $1,874      $  765
Depreciation of real estate and amortization of
leasing costs:
   Wholly owned and consolidated
     partnerships                                          4,737       4,514
   Unconsolidated  partnerships                              156         155
Income attributable to minority interest in
   Operating Partnership (a)                                 780         376
Loss on sale of property                                      --       1,284
                                                          ------      ------
Funds from operations                                     $7,547      $7,094
                                                          ======      ======
Funds from operations per share (b)                       $ 0.21      $ 0.19
                                                          ======      ======

(a) Does not include distributions paid to Preferred OP Unitholders for the quarter ended March 31, 2000.

(b) Assumes full conversion of a weighted average 10,484,143 and 11,184,143 Common OP Units into Common Shares for the quarter ended March 31, 2000 and 1999.

LIQUIDITY AND CAPITAL RESOURCES

General

The Company's principal uses of its liquidity are expected to be for distributions to its shareholders and OP unitholders, debt service and loan repayments, and property investment which includes acquisition, redevelopment, expansion and retenanting activities. In order to qualify as a REIT for Federal income tax purposes, the Company must currently distribute at least 95% of its taxable income to its shareholders. Effective 2001, the requirement will be reduced to 90% pursuant to the REIT Modernization Act passed in 1999. On February 29, 2000, the Board of Trustees of the Company approved and declared a cash quarterly dividend for the quarter ended March 31, 2000 of $0.12 per Common Share and Common Operating Partnership unit. The dividend was paid on April 17, 2000 to the shareholders of record as of March 31, 2000. The Board of Trustees also approved a distribution of $22.50 per Preferred OP Unit which was paid on April 17, 2000 as well.

During the quarter ended March 31, 2000, the Company's share repurchase program was also a use of liquidity. For the three months ended March 31, 2000, the Company purchased 471,300 shares at a total cost of $2.4 million. Cumulatively, through March 31, 2000, the Company had repurchased 866,200 shares at a total cost of $4.4 million under the share repurchase program. The program, which allows for the repurchase of up to $10.0 million of the Company's outstanding Common Shares on the open market, may be discontinued or extended at any time and there is no assurance that the Company will purchase the full amount authorized.

Sources of capital for funding property acquisition, redevelopment, expansion and retenanting, as well as repurchase of common stock are expected to be obtained from cash on hand, additional debt financings, sales of existing properties and additional equity offerings. As of March 31, 2000, the Company has $23.0 million available under a financing line with a bank as well as $7.4 available under a revolving credit facility with another bank. The Company also has eleven properties that are currently unencumbered and therefore available as potential collateral for future borrowings. The Company anticipates that cash flow from operating activities will continue to provide adequate capital for all debt service payments, recurring capital expenditures and REIT distribution requirements.

Financing and Debt

As of March 31, 2000 interest on the Company's mortgage indebtedness ranged from 7.2% to 9.6% with maturities that ranged from June 2000 to March 2022. Of the total outstanding debt, $199.9 million, or 65%, was carried at fixed interest rates with a weighted average of 8.3%, and $108.3 million, or 35%, was carried at variable rates with a weighted average of 7.8%. Of the total outstanding debt, $82.2 million will become due by 2001, with scheduled maturities of $41.0 million at an interest rate of 7.8% in 2000 and $41.2 million at an interest rate of 7.8% in 2001. The Company expects to refinance this maturing debt or select other alternatives based on market conditions at that time, although there can be no assurance as to the consummation or terms of such refinancings.

The following summarizes certain significant financing transactions completed since December 31, 1999:

On January 31, 2000, the Company paid down $23.0 million of outstanding debt with a life insurance company from working capital. The remaining outstanding debt of $30.1 million with this lender was fully repaid with the proceeds from the March 30, 2000 bank financing as described below.

On February 8, 2000, the Company closed on a revolving credit facility with a bank, which provides for the borrowing of up to $7.4 million. The facility, which is secured by one of the Company's properties, matures in March 2003 and requires the monthly payment of interest at the rate of LIBOR plus 150 basis points (the rate increases by an additional 25 basis points if the amount outstanding under the facility exceeds 50% of the value of the collateral). The monthly repayment of principal amortized over 25 years is required only if the Company draws the full amount available under the facility. As of March 31, 2000, the Company had not drawn any amounts under this facility.

On March 23, 2000, the Company fully repaid $4.6 million of outstanding debt with a bank which was collateralized by one of the Company's properties.

On March 30, 2000, the Company closed on a $59.0 million secured financing line with a bank (the "Line"). The Line is secured by five of the seven properties that collateralized a loan with a life insurance company which was retired using $30.1 million of the proceeds from the initial $36.0 million funding. The balance of the Line must be drawn by April 2001. The Line matures April 1, 2005 and requires the monthly payment of interest at a variable-rate of LIBOR + 175 basis points and principal amortized over 30 years. After September 2001, the debt can be prepaid without prepayment or yield maintenance fees. As of March 31, 2000, $36.0 million was outstanding under the Line.

The following table summarizes the Company's mortgage indebtedness as of March 31, 2000:

                                                                 March 31,       December 31,                  Interest
                                                                   2000              1999                        Rate
                                                               ------------      ------------                  --------
                   Mortgage notes payable - variable-rate

General Electric Capital Corp.                                   $  7,098         $  7,126      8.76% (Commercial paper rate +2.75%)
Fleet Bank, N.A.                                                    3,952            3,966              7.66% (LIBOR + 1.75%)
Fleet Bank, N.A.                                                    9,298            9,326              7.69% (LIBOR + 1.78%)
Sun America Life Insurance Company                                 13,889           13,931              8.09% (LIBOR + 2.05%)
Sun America Life Insurance Company                                  9,948            9,979              8.05% (LIBOR + 2.05%)
KBC Bank                                                           14,441           14,508              7.16% (LIBOR + 1.25%)
First Union National Bank                                          13,729           13,750              7.56% (LIBOR + 1.65%)
Dime Savings Bank of NY                                            36,000               --              7.94% (LIBOR + 1.75%)
                                                                 --------         --------
                         Total variable-rate debt                 108,355           72,586
                                                                 --------         --------
                    Mortgage notes payable - fixed rate

John Hancock Mutual Life Insurance Company                             --           53,878                      9.11%
Metropolitan Life Insurance Company                                41,000           41,000                      7.75%
Sun America Life Insurance Company                                 41,921           42,143                      7.75%
Huntoon Hastings Capital Corp.                                      6,222            6,222                      7.50%
North Fork Bank                                                     9,978            5,000                      7.75%
M&T Real Estate Inc.                                                   --            4,628                      8.18%
Anchor National Life Insurance Company                              3,844            3,866                      7.93%
Lehman Brothers Holdings, Inc.                                     17,929           17,973                      8.32%
Mellon Mortgage Company                                             7,536            7,566                      9.60%
Northern Life Insurance Company                                     3,112            3,173                      7.70%
Bankers Security Life                                               2,145            2,189                      7.70%
Morgan Stanley Mortgage Capital                                    43,925           44,092                      8.84%
Nomura Asset Capital Corporation                                   22,263           22,335                      9.02%
                                                                 --------         --------
                         Total fixed-rate debt                    199,875          254,065
                                                                 --------         --------
                                                                 $308,230         $326,651
                                                                 ========         ========

                                                                                   Properties          Payment
                                                               Maturity            Encumbered           Terms
                                                               --------            ----------          -------
                  Mortgage notes payable - variable-rate

General Electric Capital Corp.                                  01/01/02               (1)                  (19)
Fleet Bank, N.A.                                                03/15/02               (2)                  (19)
Fleet Bank, N.A.                                                05/31/02               (3)                  (19)
Sun America Life Insurance Company                              08/01/02               (4)                  (19)
Sun America Life Insurance Company                              10/01/02               (5)                  (19)
KBC Bank                                                        12/31/02               (6)                  (19)
First Union National Bank                                       01/01/05               (7)                  (19)
Dime Savings Bank of NY                                         04/01/05               (8)                  (19)


                    Mortgage notes payable - fixed rate

Metropolitan Life Insurance Company                             06/01/00               (9)                  (20)
Sun America Life Insurance Company                              01/01/01               (10)             $346(19)
Huntoon Hastings Capital Corp.                                  09/01/02               (11)                 (21)
North Fork Bank                                                 12/01/02               (12)              $38(19)
M&T Real Estate Inc.                                                  --                --                --
Anchor National Life Insurance Company                          01/01/04               (13)              $33(19)
Lehman Brothers Holdings, Inc.                                  03/01/04               (14)             $139(19)
Mellon Mortgage Company                                         05/23/05               (15)              $70(19)
Northern Life Insurance Company                                 12/01/08               (16)              $41(19)
Bankers Security Life                                           12/01/08               (16)              $28(19)
Morgan Stanley Mortgage Capital                                 11/01/21               (17)             $380(19)
Nomura Asset Capital Corporation                                03/11/22               (18)             $193(19)



Notes:
(1)   Soundview Marketplace          (9)    Valmont Plaza                    (17)   Midway Plaza
                                            Luzerne Street Plaza                    Northside Mall
(2)   Town Line Plaza                       Green Ridge Plaza                       New Smyrna Beach
                                            Crescent Plaza                          Cloud Springs Plaza
(3)   Smithtown Shopping Center             East End Centre                         Troy Plaza
                                                                                    Martintown Plaza
(4)   Merrillville Plaza             (10)   Bloomfield Town Square                  Kings Fairgrounds
                                            Atrium Mall                             Shillington Plaza
(5)   Village Apartments                    Walnut Hill Shopping Center             Dunmore Plaza
                                            GHT Apartments                          Kingston Plaza
(6)   Marley Run Apartments                 Colony Apartments                       Twenty Fifth Street Shopping Center
                                                                                    Circle Plaza
(7)   239 Greenwich Avenue           (11)   Gateway Mall                            Mountainville Plaza
                                                                                    Birney Plaza
(8)   New Loudon Centre              (12)   The Branch Shopping Center              Monroe Plaza
      Ledgewood Mall                                                                Ames Plaza
      Bradford Towne Centre                                                         Plaza 15
      Berlin Shopping Center
      Route 6 Mall                   (13)   Pittston Plaza                   (18)   Northwood Centre

                                     (14)   Glen Oaks Apartments             (19)   Monthly principal and interest

                                     (15)   Mad River Station Shopping       (20)   Interest only monthly
                                            Center

                                     (16)   Manahawkin Shopping Center       (21)   Interest only until 5/01;
                                                                                    principal and interest thereafter

Property Investment activities

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

Property Redevelopment and Retenanting

During 1999, the Company received municipal approval to renovate and expand by approximately 30,000 square feet the 125,000 square foot Elmwood Park Shopping Center. As part of the redevelopment, the Company is planning to construct a 48,000 square foot free-standing A&P supermarket, replacing a 28,000 square foot in-line Grand Union supermarket at a significantly higher rent per square foot. The Company expects redevelopment costs of approximately $8.7 million through 2001 to complete this project. The Operating Partnership is also obligated to issue additional Common OP Units with a total value of $2.8 million upon the completion of this project and the commencement of rental payments from the A&P supermarket.

The Company is also in the early stages of redeveloping two additional centers, the Atrium Mall in Abington, Pennsylvania and the Gateway Mall (formerly the Mall 189), located in Burlington, Vermont. The Company currently estimates these projects will require approximately $7.0 million through 2002 to fund their redevelopment.

During the quarter ended March 31, 2000, the Company signed three leases in connection with the re-anchoring of three properties, the New Loudon Shopping Center in Latham, New York, the Northside Mall in Dothan, Alabama, and the Bloomfield Town Square in Bloomfield Hills, Michigan. In January 2000, the Company signed a lease with Ames Department Stores for 76,000 square feet at the New Loudon Center and in March 2000, the Company signed a lease with Stein Mart for 36,000 square feet at the Northside Mall. Also in March 2000, the Company leased 37,000 square feet to HomeGoods, an affiliate of the TJX Company, at the Bloomfield Hills property. The total anticipated installation costs for these three tenants, including the buyout cost of one of the former tenant's lease, are anticipated to be approximately $2.8 million.

HISTORICAL CASH FLOW

The following discussion of historical cash flow compares the Company's cash flow for the three month period ended March 31, 2000 ("2000") with the Company's cash flow for the three month period ended March 31, 1999 ("1999").

Net cash provided by operating activities increased from $2.6 million for 1999 to $6.8 million for 2000. This variance was primarily attributable to an increase in operating income before non-cash expenses in 2000 and $2.3 million of additional cash used in 1999 for the payment of accounts payable and accrued expenses.

Investing activities used $2.6 million during 2000, representing a $2.3 million decrease from $4.9 million of cash used during 1999. This was the result of an $8.0 million decrease in expenditures for real estate acquisitions, development and tenant installation in 2000 and $503,000 of distributions received from an unconsolidated subsidiary partnership in 2000, offset by net sales proceeds of $6.1 million received in 1999 following the sale of two properties.

Net cash used in financing activities of $26.3 million for 2000 decreased $29.2 million compared to $2.9 million provided in 1999. The decrease resulted primarily from $58.4 million of additional cash used in 2000 for the repayment of debt, dividends and distributions of $4.4 million being paid in 2000 and $2.5 million of additional cash used in 2000 for the repurchase of common shares. This was partially offset by an increase of $36.8 million of cash provided by additional borrowings.

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

Item 3. Quantitative and qualitative disclosures about market risk

The Company's primary market risk exposure is to changes in interest rates related to the Company's mortgage debt. See the discussion under Item 2. of this report for certain quantitative details related to the Company's mortgage debt. Currently, the Company manages its exposure to fluctuations in interest rates primarily through the use of fixed-rate debt and LIBOR rate caps. As of March 31, 2000, the Company had total mortgage debt of $308.2 million of which $199.9 million, or 65%, is fixed-rate and $108.3 million, or 35%, is variable-rate based upon either LIBOR or the lender's commercial paper rate, plus certain spreads. As of March 31, 2000, $23.8 million of notional variable-rate debt was covered under contracts capping LIBOR at a weighted average of 6.5%. Of the total outstanding debt, $41.0 million of fixed-rate debt, which currently bears interest at 7.8%, will become due during 2000. As the Company intends on refinancing such debt at the then-existing market interest rates which may be greater than the current interest rate, the Company's interest expense would increase by approximately $103,000, if the interest rate on the refinanced debt increased by 25 basis points. The Company may seek additional variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, the Company would consider further hedging against the interest rate risk related to such variable-rate debt through interest rate caps or other means.

Part II. Other Information

Item 1.  Legal Proceedings

         There have been no material legal proceedings beyond those previously disclosed in the Registrants previously filed Annual Report on Form 10-K for the year ended December 31, 1999.

Item 2.  Changes in Securities
         None

Item 3.  Defaults Upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         None

Item 5.  Other Information
         Extension of Institutional Investor Lock-up dated March 23, 2000 as further discussed in the attached press release - Exhibit 99.

Item 6.  Exhibits and Reports on Form 8-K

         The following exhibit is included herein:

27       Financial Data Schedule (EDGAR filing only)

99 Press release dated March 23, 2000 announcing the extension of Institutional Investor Lock-up

                  (b)      Reports on Form 8-K

                           The following Form 8-K was filed on April 6, 2000

                  1)       Form 8-K filed April 6, 2000 (earliest event
                           April 6, 2000), reporting in Item 5. certain supplemental information concerning the ownership, operations and portfolio of the Company as of December 31, 1999.

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

Date: May 10, 2000