Form 10-Q
period 2000-06-30
ACADIA REALTY TRUST
filed 2000-08-09
CIK 899629

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

                   Yes X                            No

As of August 8, 2000, there were 25,126,158 common shares of beneficial interest, par value $.001 per share, outstanding.

                                    FORM 10-Q


                                      INDEX


Part I: Financial Information                                              Page

Item 1. Financial Statements (unaudited)

          Consolidated Balance Sheets as of
          June 30, 2000 and December 31, 1999                                1

          Consolidated Statements of Operations for
          the three and six months ended June 30, 2000 and 1999              2

          Consolidated Statements of Cash Flows for
          the six months ended June 30, 2000 and 1999                        3

          Notes to Consolidated Financial Statements                         5

Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations                      12

Item 3. Quantitative and Qualitative Disclosure of Market Risk              20


Part II: Other Information

Item 4. Submission of Matters to a Vote of Security Holders                 21

Item 6. Exhibits                                                            22

        Signatures                                                          23

Part I.  Financial Information
Item 1.  Financial Statements

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                       June 30,
                                                         2000       December 31,
                                                     (unaudited)       1999
                                                     -----------    ------------
ASSETS

Real estate
Land                                                  $ 81,956         $ 81,956
Buildings and improvements                             479,310          477,573
Properties under development                            13,371            9,992
                                                      --------         --------
                                                       574,637          569,521
Less: accumulated depreciation                          99,520           90,932
                                                      --------         --------
Net real estate                                        475,117          478,589
Property held for sale                                  12,814           13,227
Cash and cash equivalents                               11,949           35,340
Cash in escrow                                          11,696            9,707
Investments in unconsolidated
  partnerships                                           6,890            7,463
Rents receivable, net                                    9,349            8,865
Prepaid expenses                                         1,451            2,952
Due from related parties                                    --               19
Deferred charges, net                                   13,701           12,374
Other assets                                             2,412            2,267
                                                      --------         --------

                                                      $545,379         $570,803
                                                      ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Mortgage notes payable                                $307,398         $326,651
Accounts payable and accrued expenses                    5,845            6,385
Dividends and distributions payable                      4,325            4,371
Other liabilities                                        3,526            4,224
                                                      --------         --------
Total liabilities                                      321,094          341,631
                                                      --------         --------

Minority interest in Operating
  Partnership                                           73,942           74,462
Minority interest in majority
  owned partnerships                                     2,206            2,223
                                                      --------         --------
Total minority interests                                76,148           76,685
                                                      --------         --------

Shareholders' equity:
Common shares, $.001 par value,
  authorized 100,000,000 shares,
  issued and outstanding 25,145,158
  and 25,724,315 shares, respectively                       26               26
Additional paid-in capital                             164,291          168,641
Deficit                                                (16,180)         (16,180)
                                                      --------         --------
Total shareholders' equity                             148,137          152,487
                                                      --------         --------

                                                      $545,379         $570,803
                                                      ========         ========

                             See accompanying notes

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                    (in thousands, except per share amounts)

                                                            Three months ended       Six months ended
                                                                 June 30,                June 30,
                                                            2000         1999        2000        1999
                                                            ----         ----        ----        ----
                                                               (unaudited)             (unaudited)
Revenues

Minimum rents                                              $18,663     $17,500     $37,104     $34,853
Percentage rents                                               589         686       1,340       1,473
Expense reimbursements                                       3,199       3,037       7,043       6,495
Other                                                        2,518         681       3,345       1,333
                                                           -------     -------     -------     -------
Total revenues
                                                            24,969      21,904      48,832      44,154
                                                           -------     -------     -------     -------
Operating expenses

Property operating                                           5,337       5,427      11,323      11,308
Real estate taxes                                            2,914       2,564       5,627       5,115
General and administrative                                   1,285       1,638       2,578       3,104
Depreciation and amortization                                5,085       4,965      10,100       9,651
                                                           -------     -------     -------     -------

Total operating expenses                                    14,621      14,594      29,628      29,178
                                                           -------     -------     -------     -------

Operating income                                            10,348       7,310      19,204      14,976

Equity in earnings of unconsolidated partnerships              151         157         351         340
Loss on sale of property                                        --          --          --      (1,284)
Interest expense                                            (6,261)     (5,581)    (12,616)    (11,005)
                                                           -------     -------     -------     -------

Income before minority interest                              4,238       1,886       6,939       3,027

Minority interest                                           (1,274)       (597)     (2,101)       (973)
                                                           -------     -------     -------     -------

Net Income                                                 $ 2,964     $ 1,289     $ 4,838     $ 2,054
                                                           =======     =======     =======     =======

Net income per Common Share -
   Basic and diluted                                       $   .12     $   .05     $   .19     $   .08
                                                           =======     =======     =======     =======



                             See accompanying notes

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                 (in thousands)

                                                                        June 30,          June 30,
                                                                          2000              1999
                                                                      (unaudited)       (unaudited)
                                                                      -----------       -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                              $ 4,838         $  2,054
Adjustments to reconcile net income to
  net cash provided by operating activities:
Depreciation and amortization                                            10,100            9,651
Minority interest                                                         2,101              973
Equity in income of unconsolidated partnerships                            (351)            (340)
Provision for bad debts                                                     314              893
Stock-based compensation                                                    197               --
Loss on sale of property                                                     --            1,284

Changes in assets and liabilities:
Funding of escrows, net                                                  (1,989)          (1,180)
Rents receivable                                                           (798)          (1,974)
Prepaid expenses                                                          1,501            1,502
Due from related parties                                                     19              144
Other assets                                                               (298)            (312)
Accounts payable and accrued expenses                                      (540)          (4,041)
Other liabilities                                                          (698)            (730)
                                                                          -----            -----

Net cash provided by operating activities                                14,396            7,924
                                                                         ------            -----


CASH FLOWS FROM INVESTING ACTIVITIES:

Expenditures for real estate and improvements                            (5,239)         (14,626)
Net proceeds from sale of property                                           --            6,128
Distributions from unconsolidated partnerships                              924              637
Payment of deferred leasing costs                                        (1,095)            (863)
                                                                        -------            -----

Net cash used in investing activities                                    (5,410)          (8,724)
                                                                        -------          -------





                             See accompanying notes

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                 (in thousands)

                                                                        June 30,           June 30,
                                                                          2000               1999
                                                                      (unaudited)         (unaudited)
                                                                      -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

Principal payments on mortgage notes                                   $(60,453)           $(1,863)
Proceeds received on mortgage notes                                      41,200              5,194
Payment of deferred financing costs                                      (1,055)              (523)
Dividends paid                                                           (6,126)            (3,050)
Distributions to minority interest
 in Operating Partnership                                                (2,516)            (1,342)
Distributions on Preferred Operating
 Partnership units                                                          (73)                --
Distributions to minority interest
 in majority owned partnership                                              (22)                --
Repurchase of Common Shares                                              (3,332)               (20)
                                                                       --------            -------

Net cash used in financing activities                                   (32,377)            (1,604)
                                                                       --------            -------

Decrease in cash and cash equivalents                                   (23,391)            (2,404)
Cash and cash equivalents, beginning of period                           35,340             15,183
                                                                         ------            -------

Cash and cash equivalents, end of period                               $ 11,949            $12,779
                                                                       ========            =======


Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for interest, net of amounts
     capitalized of $241 and $732, respectively                        $12,501             $11,624
                                                                       =======             =======

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

   Acquisition of real estate by assumption of debt                                        $13,883
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

All of the Company's assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership (the "Operating Partnership") and its majority owned partnerships. As of June 30, 2000, the Company controlled 71% of the Operating Partnership as the sole general partner.

The Company currently operates fifty-eight properties, which it owns or has an ownership interest in, consisting of forty-seven neighborhood and community shopping centers, three enclosed malls, two mixed-use properties (a retail/office center and a retail/residential property), five multi-family properties and one redevelopment property located in the Eastern and Midwestern regions of the United States. The retail/office center was held for sale as of June 30, 2000.

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

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)

2. BASIS OF PRESENTATION (continued)

Operating results for the six-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information refer to the consolidated financial statements and accompanying footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

3. SHAREHOLDERS' EQUITY AND MINORITY INTERESTS

The following table summarizes the change in the shareholders' equity and minority interests since December 31, 1999:

                                                                        Minority          Minority
                                                                       interest in       interest in
                                                     Shareholders'      Operating       majority owned
                                                        equity        Partnership(1)     partnerships
                                                        ------        --------------     ------------
Balance at December 31, 1999                          $152,487           $74,462         $  2,223
Repurchase of Common Shares                             (3,332)               --               --
Reissuance of Common Shares held in treasury               197                --               --
Dividends and distributions declared
  of $0.24 per Common Share and
  Operating Partnership unit                            (6,053)           (2,516)              --
Cash flow distribution                                      --                --              (22)
Net income for the period January 1
  through June 30, 2000                                  4,838             1,996                5
                                                         -----             -----                -

Balance at June 30, 2000                              $148,137           $73,942         $  2,206
                                                      ========           =======         ========

(1) Net income attributable to minority interest in Operating Partnership and distributions do not include a distribution on Preferred OP Units of $100.


Minority interests in Operating Partnership represent the limited partners' interest of 10,484,143 and 11,084,143 units in the Operating Partnership ("Common OP Units") at June 30, 2000 and 1999, respectively, and 2,212 units of preferred limited partnership interests ("Preferred OP Units"), with a nominal value of $1,000 per unit, which are entitled to a preferred quarterly distribution of $22.50 per unit (9% annually). Minority interests in majority owned partnerships represent interests held by third parties in four partnerships in which the Company has a majority ownership position.

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)

4.  INVESTMENT IN PARTNERSHIPS

The Company owns a 49% interest in the Crossroads Joint Venture and Crossroads II (collectively "Crossroads") and accounts for this investment using the equity method. Summary financial information of the Crossroads and the Company's investment in and share of income from the Crossroads follows:

                                                     June 30,      December 31,
                                                       2000            1999
                                                       ----            ----
Balance Sheet
Assets:
Rental property, net                                 $  8,579        $  8,801
Other assets                                            4,627           5,204
                                                     --------        --------

Total assets                                         $ 13,206        $ 14,005
                                                     ========        ========

Liabilities and partners' equity
Mortgage note payable                                $ 34,879        $ 35,105
Other liabilities                                         680             777
Partners' equity                                      (22,353)        (21,877)
                                                      --------       --------

Total liabilities and partners' equity               $ 13,206        $ 14,005
                                                     ========        ========

Company's investment in partnerships                 $  6,890        $  7,463
                                                     ========        ========

                                               Three months ended         Six months ended
                                                     June 30,                   June 30,
                                                 2000        1999          2000         1999
                                                 ----        ----          ----         ----
Statement of Operations
Total revenue                                  $1,772       $1,724        $3,637       $3,527
Operating and other expenses                      468          435           926          898
Interest expense                                  663          637         1,330        1,271
Depreciation and amortization                     132          132           265          264
                                                  ---          ---           ---          ---


Net income                                       $509       $  520        $1,116       $1,094
                                                 ====       ======        ======       ======


Company's share of net income                    $249       $  255          $547       $  536
Amortization of excess investment
(See below)                                        98           98           196          196
                                                   --           --           ---          ---

Income from partnerships                         $151       $  157          $351       $  340
                                                 ====       ======          ====       ======

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

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)



5. RELATED PARTY TRANSACTIONS

The Company manages three properties in which certain current shareholders of the Company or their affiliates have ownership interests. Management fees earned by the Company under these contracts are at rates ranging from 3.0% to 3.5%. Such fees aggregated $208 and $445 during the three and six-month periods ended June 30, 2000, respectively, and $153 and $296 during the three and six-month periods ended June 30, 1999, respectively.

6. DIVIDENDS AND DISTRIBUTIONS PAYABLE

On May 16, 2000, the Board of Trustees of the Company approved and declared a cash quarterly dividend for the quarter ended June 30, 2000 of $0.12 per Common Share and Common OP Unit. The dividend was paid on July 15, 2000 to the shareholders of record as of June 30, 2000. The Board of Trustees also approved a distribution of $22.50 per Preferred OP Unit which was paid on July 15, 2000 as well.

7. PER SHARE DATA

For the three and six-month periods ended June 30, 2000 and 1999, basic earnings per share was determined by dividing the net income applicable to common shareholders for each period by the weighted average number of common shares of beneficial interest ("Common Shares") outstanding during each period consistent with the Financial Accounting Standards Board Statement No. 128. The weighted average number of shares outstanding for the three-month periods ended June 30, 2000 and 1999 were 25,241,794 and 25,510,424, respectively. The weighted average number of shares outstanding for the six-month periods ended June 30, 2000 and 1999 were 25,358,946 and 25,465,071, respectively.

Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Shares were exercised or converted into Common Shares or resulted in the issuance of Common Shares that then shared in the earnings of the Company. For the three and six-month periods ended June 30, 2000 and 1999 no additional shares were reflected as the impact would be anti-dilutive in such periods.

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

                                                                                 Six months ended
                                                                                   June 30, 2000
                                                                                   -------------
                                                                  Retail    Multi-Family     All
                                                                properties   properties     other         Total
                                                                ------------------------------------------------
Revenues ....................................................    $ 40,135      $ 7,620      $ 1,077     $ 48,832
Property operating expenses and real estate taxes ...........      13,972        2,978           --       16,950
Net property income before depreciation and amortization.....      26,163        4,642        1,077       31,882
Depreciation and amortization ...............................       8,875        1,008          217       10,100
Interest expense ............................................      10,416        2,150           50       12,616
Real estate at cost .........................................     491,848       82,789           --      574,637
Total assets ................................................     452,036       86,453        6,890      545,379
Gross leasable area(multi-family 2,273 units) ...............       8,809        2,039           --       10,848
Expenditures for real estate and improvements ...............       4,595          644           --        5,239

Reconciliation to income before minority interest

Net property income before depreciation and amortization.....                                             31,882
Depreciation and amortization ...............................                                            (10,100)
General and administrative ..................................                                             (2,578)
Equity in earnings of unconsolidated partnerships ...........                                                351
Interest expense ............................................                                            (12,616)
                                                                                                        --------
Income before minority interest                                                                         $  6,939
                                                                                                        ========

                                                                               Three months ended
                                                                                  June 30, 2000
                                                                               ------------------
                                                                  Retail    Multi-Family     All
                                                                properties   properties     other         Total
                                                                ------------------------------------------------
Revenues ....................................................    $ 20,653      $ 3,829      $   487     $ 24,969
Property operating expenses and real estate taxes ...........       6,698        1,553           --        8,251
Net property income before depreciation and amortization.....      13,955        2,276          487       16,718
Depreciation and amortization ...............................       4,480          510           95        5,085
Interest expense ............................................       5,177        1,084           --        6,261
Real estate at cost .........................................          --           --           --           --
Total assets ................................................          --           --           --           --
Gross leasable area .........................................          --           --           --           --
Expenditures for real estate and improvements ...............       2,471          328           --        2,799

Reconciliation to income before minority interest

Net property income before depreciation and amortization.....                                             16,718
Depreciation and amortization ...............................                                             (5,085)
General and administrative ..................................                                             (1,285)
Equity in earnings of unconsolidated partnerships ...........                                                151
Interest expense ............................................                                             (6,261)
                                                                                                        --------
Income before minority interest                                                                         $  4,238
                                                                                                        ========

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)

8. SEGMENT REPORTING (continued)

                                                                                 Six months ended
                                                                                  June 30, 1999
                                                                                  -------------
                                                                  Retail    Multi-Family     All
                                                                properties   properties     other         Total
                                                                ------------------------------------------------

Revenues ....................................................    $ 35,927      $ 7,390       $  837     $ 44,154
Property operating expenses and real estate taxes ...........      13,483        2,940           --       16,423
Net property income before depreciation,
  amortization and certain nonrecurring items ...............      22,444        4,450          837       27,731
Depreciation and amortization ...............................       8,701          880           70        9,651
Interest expense ............................................       8,980        2,025           --       11,005
Real estate at cost .........................................     497,960       81,616           --      579,576
Total assets ................................................     449,571       82,924        7,219      539,714
Gross leasable area (multi-family - 2,273 units) ............       8,709        2,039           --       10,748
Expenditures for real estate and improvements ...............      13,976          650           --       14,626

Reconciliation to income before minority interest

Net property income before depreciation,
  amortization and certain nonrecurring items ...............                                             27,731
Depreciation and amortization ...............................                                             (9,651)
General and administrative ..................................                                             (3,104)
Equity in earnings of unconsolidated partnerships ...........                                                340
Loss on sale of property ....................................                                             (1,284)
Interest expense ............................................                                            (11,005)
                                                                                                        --------
Income before minority interest                                                                         $  3,027
                                                                                                        ========

                                                                                Three months ended
                                                                                  June 30, 1999
                                                                                ------------------
                                                                  Retail    Multi-Family     All
                                                                properties   properties     other         Total
                                                                ------------------------------------------------
Revenues ....................................................     $17,668       $3,696         $540      $21,904
Property operating expenses and real estate taxes ...........       6,441        1,550           --        7,991
Net property income before depreciation,
  amortization and certain nonrecurring items ...............      11,227        2,146          540       13,913
Depreciation and amortization ...............................       4,448          447           70        4,965
Interest expense ............................................       4,574        1,007           --        5,581
Real estate at cost .........................................          --           --           --           --
Total assets ................................................          --           --           --           --
Gross leasable area (multi-family - 2,273 units) ............          --           --           --           --
Expenditures for real estate and improvements ...............       3,259          397           --        3,656

Reconciliation to income before minority interest

Net property income before depreciation,
  amortization and certain nonrecurring items ...............                                             13,913
Depreciation and amortization ...............................                                             (4,965)
General and administrative ..................................                                             (1,638)
Equity in earnings of unconsolidated
  partnerships ..............................................                                                157
Interest expense ............................................                                             (5,581)
                                                                                                         -------
Income before minority interest                                                                          $ 1,886
                                                                                                         =======

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)

9.   SUBSEQUENT EVENTS

On July 19, 2000, the Company closed on a facility with a bank, which provides for the borrowing of up to $10,000. The facility, which is secured by one of the Company's properties, matures in August 2003 and requires the monthly payment of interest at the rate of LIBOR plus 175 basis points and principal amortized over 25 years. At closing, the Company borrowed $9,000 under this facility, of which $7,060 of proceeds were used to retire existing debt with another lender, $149 for various closing costs and the balance available for working capital. The Company may draw the additional $1,000 subject to certain lender requirements including debt-service and collateral value.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is based on the consolidated financial statements of Acadia Realty Trust (the "Company") as of June 30, 2000 and 1999 and for the three and six months then ended. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

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

RESULTS OF OPERATIONS

Comparison of the three month period ended June 30, 2000 ("2000") to the three month period ended June 30, 1999 ("1999")

Total revenues increased $3.1 million, or 14%, to $25.0 million for 2000 compared to $21.9 million for 1999.

Minimum rents increased $1.2 million, or 7%, to $18.7 million for 2000 compared to $17.5 million for 1999. $660,000 of this increase was the result of the redevelopment of 239 Greenwich Avenue and the reanchoring of the Ledgewood Mall ("1999 Redevelopments"). 239 Greenwich Avenue, which was completed in December of 1999, contributed $427,000 to the increase in minimum rents. The Ledgewood Mall contributed $233,000 to the increase as a result of the installation of new tenants, including Wal*Mart and Circuit City. The acquisition of the Mad River Shopping Center in February 1999, the Mall 189 in May 1999 and the Pacesetter Park Shopping Center in November 1999 ("1999 Acquisitions") contributed $325,000 to the increase in minimum rents as well.

Expense reimbursements increased $162,000, or 5%, from $3.0 million for 1999 to $3.2 million for 2000. The 1999 Acquisitions and 1999 Redevelopments contributed $252,000 and $32,000, respectively, to the increase. These increases were partially offset by a $122,000 decrease in reimbursement income throughout the balance of the portfolio.

Other income increased $1.8 million, from $681,000 in 1999 to $2.5 million in 2000. This was primarily due to $1.8 million of lease termination income received from two tenants at the Abington Towne Center (formerly the Atrium
Mall) in connection with the commencement of redevelopment of the center in 2000.

Total operating expenses of $14.6 million in 2000 were essentially unchanged from 1999.

Property operating expenses decreased $90,000, or 2%, to $5.3 million for 2000 compared to $5.4 million for 1999. This was primarily a result of a decrease in bad debt expense in 2000 offset, partially, by a $140,000 increase attributable to the 1999 Acquisitions.

Real estate taxes increased $350,000, or 14%, from $2.6 million for 1999 to $2.9 million for 2000. The 1999 Acquisitions contributed $195,000 of this increase. The remaining increase was experienced throughout the balance of the portfolio.

Depreciation and amortization expense increased $120,000, or 2%, from $5.0 million for 1999 to $5.1 million for 2000. Depreciation increased $233,000 and amortization expense decreased $113,000. The increase in depreciation expense was primarily due to increases related to the 1999 Redevelopments and 1999 Acquisitions of $103,000 and $71,000, respectively. The decrease in amortization resulted from a $159,000 decrease in amortization of leasing costs partially offset by an increase in the amortization of financing costs related to additional financings in 1999 and 2000.

General and administrative expense decreased $353,000, or 22%, from $1.6 million for 1999 to $1.3 million for 2000, which was primarily attributable to a $55,000 decrease in expenses in 2000 following the relocation of the Pennsylvania regional office and lower third-party professional fees in 2000.

Interest expense of $6.3 million for 2000 increased $680,000, or 12%, from $5.6 million for 1999 primarily attributable to the higher average outstanding borrowings related to property acquisition and redevelopment activities.

Comparison of the six month period ended June 30, 2000 ("2000") to the six month period ended June 30, 1999 ("1999")

Total revenues increased $4.7 million, or 11%, to $48.8 million for 2000 compared to $44.1 million for 1999.

Minimum rents increased $2.3 million, or 6%, to $37.1 million for 2000 compared to $34.8 million for 1999. Of this increase, $1.6 million and $791,000 was attributable to the 1999 Redevelopments and 1999 Acquisitions, respectively. These increases were partially offset by a $213,000 decline in minimum rents following the sale of the Searstown Mall in February 1999 and the Auburn Plaza in March 1999 ("1999 Dispositions").

Expense reimbursements increased $548,000, or 8%, from $6.5 million for 1999 to $7.0 million for 2000. The 1999 Acquisitions and 1999 Redevelopments contributed $416,000 and $157,000, respectively, to the increase. These increases were partially offset by a $102,000 decrease as a result of the 1999 Dispositions.

Other income increased $2.0 million, from $1.3 million in 1999 to $3.3 million in 2000, primarily as a result of $1.8 million in lease termination income received in 2000 as previously discussed for the three months ended June 30, 2000.

Total operating expenses increased $450,000, or 2%, to $29.6 million for 2000, from $29.2 million for 1999.

Property operating expenses were essentially unchanged at $11.3 million for 2000. Expenses increased by $295,000 attributable to the 1999 Acquisitions. This was offset by a $149,000 decrease in expenses as a result of the 1999 Dispositions and a decrease in bad debt expense in 2000.

Real estate taxes increased $512,000, or 10%, from $5.1 million for 1999 to $5.6 million for 2000. The 1999 Acquisitions contributed $307,000 of this increase with the remainder of the increase experienced throughout the balance of the portfolio. This was partially offset by an $83,000 decrease in real estate taxes associated with the 1999 Dispositions.

Depreciation and amortization increased $449,000, or 5%, from $9.7 million for 1999 to $10.1 million for 2000. Depreciation increased $460,000 and amortization expense was essentially unchanged. The increase in depreciation expense was primarily due to increases related to the 1999 Redevelopments and 1999 Acquisitions of $262,000 and $147,000, respectively. A $133,000 decrease in amortization of leasing costs was offset by an increase in the amortization of financing costs related to additional financings in 1999 and 2000.

General and administrative expense decreased $526,000, or 17%, from $3.1 million for 1999 to $2.6 million for 2000, which was primarily attributable to a $108,000 decrease in expenses in 2000 following the relocation of the Pennsylvania regional office and lower third-party professional fees in 2000.

Interest expense of $12.6 million for 2000 increased $1.6 million, or 15%, from $11.0 million for 1999 primarily attributable to the higher average outstanding borrowings related to property acquisition and redevelopment activities.


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

Generally, NAREIT defines FFO as net income (computed in accordance with generally accepted accounting principles) before gains (losses) on sales of property, plus depreciation on real estate and amortization of capitalized leasing costs, and after adjustments for unconsolidated partnerships and joint ventures on the same basis. The reconciliation of net income to FFO for the three and six months ended June 30, 2000 and 1999 is as follows:

                                                              For the three months ended          For the six months ended
                                                                        June 30,                          June 30,
                                                                  2000            1999              2000            1999
                                                                  ----            ----            -------          -------
Net income                                                     $  2,964         $  1,289          $  4,838        $  2,054
Depreciation of real estate and amortization of
   leasing costs:
      Wholly owned and consolidated partnerships                  4,789            4,769             9,526           9,282
      Unconsolidated  partnerships                                  160              156               316             311
Income attributable to minority interest in
   Operating Partnership (a)                                      1,216              597             1,996             973
Loss on sale of property                                             --               --                --           1,284
                                                               --------         --------          --------        --------

Funds from operations                                          $  9,129         $  6,811          $ 16,676        $ 13,904
                                                               ========         ========          ========        ========

Funds from operations per share - basic
   and diluted (b)                                             $   0.26         $   0.19          $   0.47        $   0.38
                                                               ========         ========          ========        ========

(a) Does not include distributions paid to Preferred OP Unitholders for the three and six months ended June 30, 2000.
(b) Assumes full conversion of a weighted average 10,484,143 Common OP Units into Common Shares for the three and six months ended June 30, 2000 and 11,084,143 Common OP Units for the three and six months ended June 30, 1999. Assumes no conversion of Preferred OP Units as such conversion would be anti-dilutive in such periods.

LIQUIDITY AND CAPITAL RESOURCES

General

The Company's principal uses of its liquidity are expected to be for distributions to its shareholders and OP unitholders, debt service and loan repayments, and property investment which includes acquisition, redevelopment, expansion and retenanting activities. In order to qualify as a REIT for Federal income tax purposes, the Company must currently distribute at least 95% of its taxable income to its shareholders. Effective 2001, the requirement will be reduced to 90% pursuant to the REIT Modernization Act passed in 1999. On May 16, 2000, the Board of Trustees of the Company approved and declared a cash quarterly dividend for the quarter ended June 30, 2000 of $0.12 per Common Share and Common OP Unit. The dividend was paid on July 15, 2000 to the shareholders of record as of June 30, 2000. The Board of Trustees also approved a distribution of $22.50 per Preferred OP Unit which was paid on July 15, 2000 as well.

During the quarter ended June 30, 2000, the Company's share repurchase program was also a use of liquidity. For the three months ended June 30, 2000, the Company purchased 149,305 shares at a total cost of $886,000. Cumulatively, through June 30, 2000, the Company had repurchased 1,017,505 shares at a total cost of $5.3 million under the share repurchase program. The program, which allows for the repurchase of up to $10.0 million of the Company's outstanding Common Shares on the open market, may be discontinued or extended at any time and there is no assurance that the Company will purchase the full amount authorized.

Sources of capital for funding property acquisition, redevelopment, expansion and retenanting, as well as repurchase of Common Shares are expected to be obtained from cash on hand, additional debt financings, sales of existing properties and additional equity offerings. As of June 30, 2000, the Company has $23.0 million available under a financing line with a bank as well as $7.4 million available under a revolving credit facility with another bank. The Company also has eleven properties that are currently unencumbered and therefore available as potential collateral for future borrowings. The Company anticipates that cash flow from operating activities will continue to provide adequate capital for all debt service payments, recurring capital expenditures and REIT distribution requirements.

Financing and Debt

As of June 30, 2000 interest on the Company's mortgage indebtedness ranged from 7.5% to 9.6% with maturities that ranged from August 2000 to March 2022. Of the total outstanding debt, $199.2 million, or 65%, was carried at fixed interest rates with a weighted average of 8.3%, and $108.2 million, or 35%, was carried at variable rates with a weighted average of 8.4%. Of the total outstanding debt, $82.2 million will become due by 2001, with scheduled maturities of $41.0 million at an interest rate of 7.8% in 2000 and $41.2 million at an interest rate of 7.8% in 2001. The Company expects to refinance this maturing debt or select other alternatives based on market conditions at that time, although there can be no assurance as to the consummation or terms of such refinancings.

The following significant financing transaction was completed since March 31, 2000:

On July 19, 2000, the Company closed on a facility with a bank, which provides for the borrowing of up to $10.0 million. The facility, which is secured by one of the Company's properties, matures in August 2003 and requires the monthly payment of interest at the rate of LIBOR plus 175 basis points and principal amortized over 25 years. At closing, the Company borrowed $9.0 million under this facility, of which $7.1 million of proceeds were used to retire existing debt with another lender, $149,000 for various closing costs and the balance available for working capital. The Company may draw the additional $1.0 million subject to certain lender requirements including debt-service and collateral value.

The following table summarizes the Company's mortgage indebtedness as of June 30, 2000:

                                                      June 30,                  December 31,          Interest
                                                        2000                        1999                Rate
                                                       -------                    -------              ------
    Mortgage notes payable - variable-rate


General Electric Capital Corp.                        $  7,060                  $  7,126        9.14% (Commercial paper rate +2.75%)
Fleet Bank, N.A.                                         4,138                     3,966        8.39% (LIBOR + 1.75%)
Fleet Bank, N.A.                                         9,271                     9,326        8.42% (LIBOR + 1.78%)
Sun America Life Insurance Company                      13,848                    13,931        8.43% (LIBOR + 2.05%)
Sun America Life Insurance Company                       9,916                     9,979        8.34% (LIBOR + 2.05%)
KBC Bank                                                14,351                    14,508        7.89% (LIBOR + 1.25%)
First Union National Bank                               13,698                    13,750        8.29% (LIBOR + 1.45%)
Dime Savings Bank of NY                                 35,951                        --        8.44% (LIBOR + 1.75%)
                                                        ------                     -----
                         Total variable-rate debt      108,233                    72,586
                                                       -------                    ------

       Mortgage notes payable - fixed rate

John Hancock Mutual Life Insurance Company                  --                    53,878        9.11%
Metropolitan Life Insurance Company                     41,000                    41,000        7.75%
Sun America Life Insurance Company                      41,694                    42,143        7.75%
Huntoon Hastings Capital Corp.                           6,222                     6,222        7.50%
North Fork Bank                                          9,949                     5,000        7.75%
M&T Real Estate Inc.                                        --                     4,628        8.18%
Anchor National Life Insurance Company                   3,821                     3,866        7.93%
Lehman Brothers Holdings, Inc.                          17,884                    17,973        8.32%
Mellon Mortgage Company                                  7,495                     7,566        9.60%
Northern Life Insurance Company                          3,049                     3,173        7.70%
Bankers Security Life                                    2,102                     2,189        7.70%
Morgan Stanley Mortgage Capital                         43,753                    44,092        8.84%
Nomura Asset Capital Corporation                        22,196                    22,335        9.02%
                                                        ------                    ------
                         Total fixed-rate debt         199,165                   254,065
                                                       -------                   -------
                                                      $307,398                  $326,651
                                                      ========                  ========




                                                                                    Properties        Payment
                                                                       Maturity     Encumbered         Terms
                                                                      ----------    ----------        -------
           Mortgage notes payable - variable-rate

General Electric Capital Corp.                                        01/01/02             (1)            (19)
Fleet Bank, N.A.                                                      03/15/02             (2)            (19)
Fleet Bank, N.A.                                                      05/31/02             (3)            (19)
Sun America Life Insurance Company                                    08/01/02             (4)            (19)
Sun America Life Insurance Company                                    10/01/02             (5)            (19)
KBC Bank                                                              12/31/02             (6)            (19)
First Union National Bank                                             01/01/05             (7)            (19)
Dime Savings Bank of NY                                               04/01/05             (8)            (19)

          Mortgage notes payable - fixed rate

John Hancock Mutual Life Insurance Company                               --                --              --
Metropolitan Life Insurance Company                                   08/31/00             (9)            (20)
Sun America Life Insurance Company                                    01/01/01            (10)        $346(19)
Huntoon Hastings Capital Corp.                                        09/01/02            (11)            (21)
North Fork Bank                                                       12/01/02            (12)         $38(19)
M&T Real Estate Inc.                                                     --                --              --
Anchor National Life Insurance Company                                01/01/04            (13)         $33(19)
Lehman Brothers Holdings, Inc.                                        03/01/04            (14)        $139(19)
Mellon Mortgage Company                                               05/23/05            (15)         $70(19)
Northern Life Insurance Company                                       12/01/08            (16)         $41(19)
Bankers Security Life                                                 12/01/08            (16)         $28(19)
Morgan Stanley Mortgage Capital                                       11/01/21            (17)        $380(19)
Nomura Asset Capital Corporation                                      03/11/22            (18)        $193(19)


Notes:
(1) Soundview Marketplace                          9)       Valmont Plaza                 (17)  Midway Plaza
                                                            Luzerne Street Plaza                Northside Mall
(2) Town Line Plaza                                         Green Ridge Plaza                   New Smyrna Beach
                                                            Crescent Plaza                      Cloud Springs Plaza
(3) Smithtown Shopping Center                               East End Centre                     Troy Plaza
                                                                                                Martintown Plaza
(4) Merrillville Plaza                           (10)       Bloomfield Town Square              Kings Fairgrounds
                                                            Atrium Mall                         Shillington Plaza
(5) Village Apartments                                      Walnut Hill Shopping Center         Dunmore Plaza
                                                            GHT Apartments                      Kingston Plaza
(6) Marley Run Apartments                                   Colony Apartments                   Twenty  Fifth Street Shopping Center
                                                                                                Circle Plaza
(7) 239 Greenwich Avenue                         (11)       Gateway Mall                        Mountainville Plaza
                                                                                                Birney Plaza
(8) New Loudon Centre                            (12)       The Branch Shopping Center          Monroe Plaza
    Ledgewood Mall                                                                              Ames Plaza
    Bradford Towne Centre                                                                       Plaza 15
    Berlin Shopping Center
    Route 6 Mall                                 (13)       Pittston Plaza                (18)  Northwood Centre

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

The Company also periodically identifies certain properties for disposition and redeploys the capital to existing centers or acquisitions with greater potential for capital appreciation. In connection with this activity, on June 6, 2000, the Company entered into a contract to sell the Northwood Centre. Although the Company expects to complete the transaction prior to December 31, 2000, there can be no assurance as to the consummation of this transaction.

Property Redevelopment and Retenanting

In June 2000, the Company entered into a contract to sell approximately 160,000 square feet of the main building at the Atrium Mall, located in the Philadelphia suburb of Abington, PA, to the Target Corporation for $11.5 million. Upon completion of the sale, it is anticipated that the sales proceeds will be used primarily to pay down the associated debt on this property. The Company will retain ownership of approximately 50,000 square feet of the building as well as outparcels and related parking areas. Following completion of the redevelopment, the center will be anchored by a Target store and T.J. Maxx (in the Company's portion of the building) and renamed the Abington Towne Center. Redevelopment activities will also include the complete remodeling of the exterior of the main building, outparcels, parking and pylon signs. The Company currently estimates that it will require approximately $4.0 million through 2001 to complete the redevelopment.

During 1999, the Company received municipal approval to renovate and expand by approximately 30,000 square feet the 125,000 square foot Elmwood Park Shopping Center. As part of the redevelopment, the Company is planning to construct a 48,000 square foot free-standing supermarket, replacing a 28,000 square foot in-line Grand Union supermarket at a significantly higher rent per square foot. The Company expects redevelopment costs of approximately $8.7 million through 2002 to complete this project. The Operating Partnership is also obligated to issue additional Common OP Units with a total value of $2.8 million upon the completion of this project and the commencement of rental payments from the supermarket. The Company is also in the early stages of redeveloping the Gateway Mall (formerly the Mall 189), located in Burlington, Vermont. The Company currently estimates this project will require approximately $9.3 million through 2002 to fund the redevelopment.

During the first quarter of 2000, the Company signed three leases in connection with the re-anchoring of three properties, the New Loudon Shopping Center in Latham, New York, the Northside Mall in Dothan, Alabama, and the Bloomfield Town Square in Bloomfield Hills, Michigan. As of June 30, 2000, two of the three tenants have been installed. The remaining installation costs for the third tenant is anticipated to be approximately $1.5 million.

HISTORICAL CASH FLOW

The following discussion of historical cash flow compares the Company's cash flow for the six month period ended June 30, 2000 ("2000") with the Company's cash flow for the six month period ended June 30, 1999 ("1999").

Net cash provided by operating activities increased from $7.9 million for 1999 to $14.4 million for 2000. This variance was primarily attributable to an increase in operating income before non-cash expenses in 2000 and $3.5 million of additional cash used in 1999 for the payment of accounts payable and accrued expenses.

Investing activities used $5.4 million during 2000, representing a $3.3 million decrease from $8.7 million of cash used during 1999. This was the result of an $9.1 million decrease in expenditures for real estate acquisitions, development and tenant installation in 2000 and $287,000 of additional distributions received from an unconsolidated subsidiary partnership in 2000, offset by net sales proceeds of $6.1 million received in 1999 following the sale of two properties.

Net cash used in financing activities of $32.4 million for 2000 increased $30.8 million compared to $1.6 million used in 1999. The increase resulted primarily from $58.6 million of additional cash used in 2000 for the repayment of debt, additional dividends and distributions of $4.4 million being paid in 2000 and $3.3 million of cash used in 2000 for the repurchase of common shares. This was partially offset by an increase of $36.0 million of cash provided by additional borrowings.

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

Item 3. Quantitative and qualitative disclosures about market risk

The Company's primary market risk exposure is to changes in interest rates related to the Company's mortgage debt. See the discussion under Item 2. of this report for certain quantitative details related to the Company's mortgage debt. Currently, the Company manages its exposure to fluctuations in interest rates primarily through the use of fixed-rate debt and LIBOR rate caps. As of June 30, 2000, the Company had total mortgage debt of $307.4 million of which $199.2 million, or 65%, is fixed-rate and $108.2 million, or 35%, is variable-rate based upon either LIBOR or the lender's commercial paper rate, plus certain spreads. As of June 30, 2000, $23.8 million of notional principal was covered under contracts capping LIBOR on variable-rate debt at a weighted-average rate of 6.5%. Of the total outstanding debt, $41.0 million of fixed-rate debt, which currently bears interest at 7.8%, will become due during 2000. As the Company intends on refinancing such debt at the then-existing market interest rates which may be greater than the current interest rate, the Company's interest expense would increase by approximately $410,000 annually if the interest rate on the refinanced debt increased by 100 basis points. Furthermore, interest expense on the Company's variable-rate debt would increase $882,000 annually for a 100 basis point increase in interest rates. The Company may seek additional variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, the Company would consider further hedging against the interest rate risk related to such variable-rate debt through interest rate caps or other means.

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

Item 2.  Changes in Securities
         None

Item 3.  Defaults Upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders

         On May 16, 2000 the Registrant held its annual meeting of shareholders. The shareholders voted, in person or by proxy for the following proposals. The results of the voting are shown below:

         Proposal 1 -
                                                Votes Cast For   Votes Against
         Election of Trustees:
         Ross Dworman                             19,168,521         46,689
         Kenneth Bernstein                        19,167,455         47,754
         Martin L. Edelman, Esq.                  19,168,485         47,790
         Marvin J. Levine, Esq.                   19,167,420         47,790
         Lawrence J. Longua                       19,168,485         46,724
         Gregory White                            19,168,521         46,689
         Lee Wielansky                            19,168,485         46,724

         Proposal 2 -

         The ratification of the appointment of Ernst & Young, LLP as independent auditors for the Company for the fiscal year ending December 31, 2000:

         Votes Cast For       Votes Cast Against     Abstain          Unvoted
         19,159,071                44,589             11,550            --

         Proposal 3 -

         Such other business as may properly come before the Annual Meeting Or adjournments thereof:

         Votes Cast For         Votes Cast Against    Abstain         Unvoted
         13,213,852                  2,903,538        3,097,820          --


Item 5.  Other Information
              None

Item 6.  Exhibits and Reports on Form 8-K

         The following exhibit is included herein:

27       Financial Data Schedule (EDGAR filing only)


                  (b)      Reports on Form 8-K

                           The following Form 8-K's were filed during the three months ended June 30, 2000

                  1)       Form 8-K filed April 6, 2000 (earliest event April 6,
                           2000), reporting in Item 5. certain supplemental information concerning the ownership, operations and portfolio of the Company as of December 31, 1999.

                  2)       Form 8-K filed May 24, 2000 (earliest event May 24,
                           2000), reporting in Item 5. certain supplemental information concerning the ownership, operations and portfolio of the Company as of March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ACADIA REALTY TRUST

                                        _________________________________
By:                                     Ross Dworman
                                        Chairman and Chief Executive
                                        Officer (Principal Executive
                                        Officer)

                                        _________________________________
                                        Perry Kamerman
                                        Senior Vice President of Finance
                                        (Principal Financial and
                                        Accounting Officer)

Date: August 8, 2000