Form 10-Q
period 2000-09-30
ACADIA REALTY TRUST
filed 2000-11-14
CIK 899629

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For the transition period from _______ to ________

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

                   Yes X                           No

As of November 13, 2000, there were 28,232,357 common shares of beneficial interest, par value $.001 per share, outstanding.

                                    FORM 10-Q

                                      INDEX

Part I:  Financial Information                                              Page

Item 1.  Financial Statements (unaudited)

         Consolidated Balance Sheets as of
         September 30, 2000 and December 31, 1999                             1

         Consolidated Statements of Operations for
         the three and nine months ended September 30, 2000 and 1999          2

         Consolidated Statements of Cash Flows for
         the nine months ended September 30, 2000 and 1999                    3

         Notes to Consolidated Financial Statements                           5

Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                    12

Item 3.  Quantitative and Qualitative Disclosure of Market Risk              20

Part II: Other Information

Item 2.  Changes in Securities and Use of Proceeds                           21

Item 6.  Exhibits                                                            22

         Signatures                                                          23

Part I.  Financial Information
Item 1.  Financial Statements


                      ACADIA REALTY TRUST AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                     September 30,
                                                        2000        December 31,
                                                     (unaudited)        1999
                                                     ----------         ----

ASSETS

Real estate
Land                                                  $  80,803       $  81,956
Buildings and improvements                              487,329         477,573
Properties under development                              7,832           9,992
                                                      ---------       ---------

                                                        575,964         569,521
Less: accumulated depreciation                          103,875          90,932
                                                      ---------       ---------

Net real estate                                         472,089         478,589
Property held for sale                                   13,213          13,227
Cash and cash equivalents                                13,244          35,340
Cash in escrow                                           10,307           9,707
Investments in unconsolidated
  partnerships                                            6,591           7,463
Rents receivable, net                                     8,433           8,865
Prepaid expenses                                          4,248           2,952
Due from related parties                                     --              19
Deferred charges, net                                    13,827          12,374
Other assets                                              2,298           2,267
                                                      ---------       ---------

                                                      $ 544,250       $ 570,803
                                                      =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Mortgage notes payable                                $ 308,392       $ 326,651
Accounts payable and accrued expenses                     7,103           6,385
Dividends and distributions payable                       4,294           4,371
Other liabilities                                         4,533           4,224
                                                      ---------       ---------

Total liabilities                                       324,322         341,631
                                                      ---------       ---------

Minority interest in Operating
  Partnership                                            48,042          74,462
Minority interest in majority
  owned partnerships                                      2,209           2,223
                                                      ---------       ---------

Total minority interests                                 50,251          76,685
                                                      ---------       ---------

Shareholders' equity:
Common shares, $.001 par value,
  authorized 100,000,000 shares,
  issued and outstanding 28,345,057
  and 25,724,315 shares, respectively                        30              26
Additional paid-in capital                              185,827         168,641
Deficit                                                 (16,180)        (16,180)
                                                      ---------       ---------

Total shareholders' equity                              169,677         152,487
                                                      ---------       ---------

                                                      $ 544,250       $ 570,803
                                                      =========       =========

                             See accompanying notes

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                    (in thousands, except per share amounts)

                                                   Three months ended     Nine months ended
                                                      September 30,          September 30,
                                                     2000       1999       2000        1999
                                                     ----       ----       ----        ----

                                                       (unaudited)            (unaudited)
Revenues
Minimum rents                                       $18,368    $19,606    $55,472    $54,459
Percentage rents                                        401        480      1,741      1,953
Expense reimbursements                                3,498      3,481     10,541      9,976
Other                                                 1,222        861      4,567      2,194
                                                    -------    -------    -------    -------
Total revenues                                       23,489     24,428     72,321     68,582
                                                    -------    -------    -------    -------
Operating expenses

Property operating                                    5,568      5,119     16,891     16,427
Real estate taxes                                     2,991      2,637      8,618      7,752
General and administrative                            1,168      1,437      3,746      4,541
Depreciation and amortization                         5,164      4,976     15,264     14,627
                                                    -------    -------    -------    -------

Total operating expenses                             14,891     14,169     44,519     43,347
                                                    -------    -------    -------    -------

Operating income                                      8,598     10,259     27,802     25,235

Equity in earnings of unconsolidated partnerships       102        140        453        480
Loss on sale of property                               (839)        --       (839)    (1,284)
Interest expense                                     (6,334)    (6,037)   (18,950)   (17,042)
                                                    -------    -------    -------    -------

Income before minority interests                      1,527      4,362      8,466      7,389

Minority interests                                     (422)    (1,279)    (2,523)    (2,252)
                                                    -------    -------    -------    -------

Net Income                                          $ 1,105    $ 3,083    $ 5,943    $ 5,137
                                                    =======    =======    =======    =======

Net income per Common Share -
   Basic and diluted                                $   .04    $   .12    $   .23    $   .20
                                                    =======    =======    =======    =======

                             See accompanying notes

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                 (in thousands)

                                                 September 30,  September 30,
                                                     2000          1999
                                                  (unaudited)   (unaudited)
                                                  -----------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                          $ 5,943      $  5,137
Adjustments to reconcile net income to
  net cash provided by operating activities:
Depreciation and amortization                        15,264        14,627
Minority interests                                    2,523         2,252
Equity in earnings of unconsolidated partnerships      (453)         (480)
Provision for bad debts                                 410         1,297
Stock-based compensation                                197            --
Loss on sale of property                                839         1,284

Changes in assets and liabilities:
Funding of escrows, net                                (600)          512
Rents receivable                                         22        (3,734)
Prepaid expenses                                     (1,296)       (1,157)
Due from related parties                                 19           180
Other assets                                           (267)         (891)
Accounts payable and accrued expenses                   718        (2,638)
Other liabilities                                       309        (1,253)
                                                    -------      --------

Net cash provided by operating activities            23,628        15,136
                                                    =======      ========


CASH FLOWS FROM INVESTING ACTIVITIES:

Expenditures for real estate and improvements        (9,974)      (19,352)
Net proceeds from sale of property                    1,882         6,128
Distributions from unconsolidated partnerships        1,325           637
Payment of deferred leasing costs                    (1,522)       (1,395)
                                                    -------      --------

Net cash used in investing activities                (8,289)      (13,982)
                                                    =======      ========

                             See accompanying notes

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                 (in thousands)

                                                                September 30,   September 30,
                                                                    2000            1999
                                                                (unaudited)      (unaudited)
                                                                -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on mortgage notes                             $(68,459)       $(12,291)
Proceeds received on mortgage notes                                50,200          29,418
Payment of deferred financing costs                                (1,192)           (804)
Dividends paid                                                     (9,143)         (6,113)
Distributions to minority interest
 in Operating Partnership                                          (3,774)         (2,671)
Distributions on Preferred Operating
 Partnership units                                                   (123)             --
Distributions to minority interest
 in majority owned partnership                                        (22)             --
Repurchase of Common Shares                                        (4,922)           (399)
                                                                 --------         -------

Net cash (used in) provided by financing activities               (37,435)          7,140
                                                                 --------         -------

(Decrease) increase in cash and cash equivalents                  (22,096)          8,294
Cash and cash equivalents, beginning of period                     35,340          15,183
                                                                   ------         -------

Cash and cash equivalents, end of period                         $ 13,244         $23,477
                                                                 ========         =======


Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for interest, net of amounts
     capitalized of $338 and $1,089, respectively                $ 18,296         $17,719
                                                                 ========         =======

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

   Acquisition of real estate by assumption of debt                               $13,883
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

All of the Company's assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership (the "Operating Partnership") and its majority owned partnerships. As of September 30, 2000, the Company controlled 81% of the Operating Partnership as the sole general partner.

The Company currently operates fifty-eight properties, which it owns or has an ownership interest in, consisting of forty-seven neighborhood and community shopping centers, three enclosed malls, two mixed-use properties (a retail/office center and a retail/residential property), five multi-family properties and one redevelopment property located in the Eastern and Midwestern regions of the United States. The retail/office center was held for sale as of September 30, 2000.

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

Operating results for the nine-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information refer to the consolidated financial statements and accompanying footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)

3. SHAREHOLDERS' EQUITY AND MINORITY INTERESTS

The following table summarizes the change in the shareholders' equity and minority interests since December 31, 1999:

                                                                     Minority          Minority
                                                                   interest in       interest in
                                                 Shareholders'      Operating       majority owned
                                                    equity        Partnership(1)     partnerships
                                                    ------        --------------     ------------
Balance at December 31, 1999                       $152,487          $ 74,462          $2,223
Repurchase of Common Shares                          (4,922)               --              --
Reissuance of Common Shares                             197                --              --
Conversion of 3,459,699 Operating
  Partnership (OP) Units by minority interests       25,427           (25,427)             --
Dividends and distributions declared
  of $0.36 per Common Share and OP Unit              (9,455)           (3,359)             --
Cash flow distribution                                   --                --             (22)
Net income for the period January 1
  through September 30, 2000                          5,943             2,366               8
                                                   --------          --------          ------

Balance at September 30, 2000                      $169,677          $ 48,042          $2,209
                                                   ========          ========          ======

(1) Net income attributable to minority interest in Operating Partnership and distributions do not include a distribution on Preferred OP Units of $149.

Minority interest in Operating Partnership represents the limited partners' interest of 7,024,444 and 10,484,143 units in the Operating Partnership ("Common OP Units") at September 30, 2000 and 1999, respectively, and 2,212 units of preferred limited partnership interests ("Preferred OP Units"), with a nominal value of $1,000 per unit, which are entitled to a preferred quarterly distribution of $22.50 per unit (9% annually). Minority interests in majority owned partnerships represent interests held by third parties in four partnerships in which the Company has a majority ownership position.

On August 15, 2000, certain limited partners converted 3,459,699 Common OP Units into Common Shares on a one-for-one basis.

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)

4. INVESTMENT IN PARTNERSHIPS

The Company owns a 49% interest in the Crossroads Joint Venture and Crossroads II (collectively "Crossroads") and accounts for this investment using the equity method. Summary financial information of the Crossroads and the Company's investment in and share of income from the Crossroads follows:

                                            September 30,     December 31,
                                                2000             1999
                                                ----             ----
Balance Sheet
Assets:
Rental property, net                          $  8,558         $  8,801
Other assets                                     3,995            5,204
                                              --------         --------

Total assets                                  $ 12,553         $ 14,005
                                              ========         ========

Liabilities and partners' equity
Mortgage note payable                         $ 34,761         $ 35,105
Other liabilities                                  659              777
Partners' equity                               (22,867)         (21,877)
                                              --------         --------

Total liabilities and partners' equity        $ 12,553         $ 14,005
                                              ========         ========

Company's investment in partnerships          $  6,591         $  7,463
                                              ========         ========

                                             Three months ended          Nine months ended
                                                September 30,              September 30,
                                             2000          1999          2000         1999
                                             ----          ----          ----         ----
Statement of Operations
Total revenue                               $1,702        $1,786        $5,339        $5,313
Operating and other expenses                   466           526         1,392         1,424
Interest expense                               694           641         2,024         1,912
Depreciation and amortization                  134           133           399           397
                                            ------        ------        ------        ------

Net income                                  $  408        $  486        $1,524        $1,580
                                            ======        ======        ======        ======

Company's share of net income               $  200        $  238        $  747        $  774
Amortization of excess investment
(See below)                                     98            98           294           294
                                            ------        ------        ------        ------

Income from partnerships                    $  102        $  140        $  453        $  480
                                            ======        ======        ======        ======

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

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)

5. RELATED PARTY TRANSACTIONS

The Company manages three properties in which certain current shareholders of the Company or their affiliates have ownership interests. Management fees earned by the Company under these contracts are at rates ranging from 3.0% to 3.5%. Such fees aggregated $216 and $661 during the three and nine-month periods ended September 30, 2000, respectively, and $222 and $518 during the three and nine-month periods ended September 30, 1999, respectively.

6. DIVIDENDS AND DISTRIBUTIONS PAYABLE

On September 11, 2000, the Board of Trustees of the Company approved and declared a cash quarterly dividend for the quarter ended September 30, 2000 of $0.12 per Common Share and Common OP Unit. The dividend was paid on October 13, 2000 to the shareholders of record as of September 30, 2000. The Board of Trustees also approved a distribution of $22.50 per Preferred OP Unit which was paid on October 13, 2000 as well.

7. PER SHARE DATA

For the three and nine-month periods ended September 30, 2000 and 1999, basic earnings per share was determined by dividing the net income applicable to common shareholders for each period by the weighted average number of common shares of beneficial interest ("Common Shares") outstanding during each period consistent with the Financial Accounting Standards Board Statement No. 128. The weighted average number of shares outstanding for the three-month periods ended September 30, 2000 and 1999 were 26,789,666 and 25,988,860, respectively. The weighted average number of shares outstanding for the nine-month periods ended September 30, 2000 and 1999 were 25,839,334 and 25,641,586, respectively.

Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Shares were exercised or converted into Common Shares or resulted in the issuance of Common Shares that then shared in the earnings of the Company. For the three and nine-month periods ended September 30, 2000 and 1999 no additional shares were reflected as the impact would be anti-dilutive in such periods.

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

                                                                                 Nine months ended
                                                                                September 30, 2000
                                                                              ----------------------
                                                                  Retail    Multi-Family     All
                                                                properties   properties     other         Total
                                                                ------------------------------------------------
Revenues ....................................................    $ 59,229     $ 11,487      $ 1,605     $ 72,321
Property operating expenses and real estate taxes ...........      20,981        4,528           --       25,509
Net property income before depreciation and amortization.....      38,248        6,959        1,605       46,812
Depreciation and amortization ...............................      13,498        1,532          234       15,264
Interest expense ............................................      15,698        3,252           --       18,950
Real estate at cost .........................................     492,886       83,078           --      575,964
Total assets ................................................     450,551       87,108        6,591      544,250
Gross leasable area (multi-family 2,273 units) ...............      8,851        2,039           --       10,890
Expenditures for real estate and improvements ...............       9,042          932           --        9,974


Reconciliation to income before minority interest

Net property income before depreciation and amortization.....                                             46,812
Depreciation and amortization ...............................                                            (15,264)
General and administrative ..................................                                             (3,746)
Equity in earnings of unconsolidated partnerships ...........                                                453
Loss on sale of property.....................................                                               (839)
Interest expense ............................................                                            (18,950)
                                                                                                        --------
Income before minority interest                                                                         $  8,466
                                                                                                        ========

                                                                               Three months ended
                                                                                September 30, 2000
                                                                               ---------------------
                                                                  Retail    Multi-Family     All
                                                                properties   properties     other         Total
                                                                ------------------------------------------------
Revenues ....................................................    $ 19,094      $ 3,867      $   528     $ 23,489
Property operating expenses and real estate taxes ...........       7,009        1,550           --        8,559
Net property income before depreciation and amortization.....      12,085        2,317          528       14,930
Depreciation and amortization ...............................       4,559          524           81        5,164
Interest expense ............................................       5,232        1,102           --        6,334
Real estate at cost .........................................          --           --           --           --
Total assets ................................................          --           --           --           --
Gross leasable area .........................................          --           --           --           --
Expenditures for real estate and improvements ...............       4,446          289           --        4,735

Reconciliation to income before minority interest

Net property income before depreciation and amortization.....                                             14,930
Depreciation and amortization ...............................                                             (5,164)
General and administrative ..................................                                             (1,168)
Equity in earnings of unconsolidated partnerships ...........                                                102
Loss on sale of property.....................................                                               (839)
Interest expense ............................................                                             (6,334)
                                                                                                        --------
Income before minority interest                                                                         $  1,527
                                                                                                        ========

                                       ACADIA REALTY TRUST AND SUBSIDIARIES
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (in thousands, except per share amounts)

8. SEGMENT REPORTING (continued)

                                                                             Nine months ended
                                                                             September 30, 1999
                                                                             ------------------
                                                                  Retail    Multi-Family     All
                                                                properties   properties     other         Total
                                                                ------------------------------------------------
Revenues ....................................................    $ 56,010     $ 11,149      $ 1,423     $ 68,582
Property operating expenses and real estate taxes ...........      19,703        4,476           --       24,179
Net property income before depreciation and amortization.....      36,307        6,673        1,423       44,403
Depreciation and amortization ...............................      13,146        1,343          138       14,627
Interest expense ............................................      13,997        3,045           --       17,042
Real estate at cost .........................................     502,426       81,874           --      584,300
Total assets ................................................     461,831       84,826        7,360      554,017
Gross leasable area (multi-family 2,273 units) ...............      8,709        2,039           --       10,748
Expenditures for real estate and improvements ...............      18,194        1,158           --       19,352

Reconciliation to income before minority interest

Net property income before depreciation and amortization.....                                             44,403
Depreciation and amortization ...............................                                            (14,627)
General and administrative ..................................                                             (4,541)
Equity in earnings of unconsolidated partnerships ...........                                                480
Loss on sale of property.....................................                                             (1,284)
Interest expense ............................................                                            (17,042)
                                                                                                        --------
Income before minority interest                                                                         $  7,389
                                                                                                        ========

                                                                               Three months ended
                                                                                September 30, 1999
                                                                               ---------------------
                                                                  Retail    Multi-Family      All
                                                                properties   properties      other       Total
                                                                ------------------------------------------------
Revenues ....................................................    $20,083       $3,759       $586        $24,428
Property operating expenses and real estate taxes ...........      6,220        1,536         --          7,756
Net property income before depreciation and amortization.....     13,863        2,223        586         16,672
Depreciation and amortization ...............................      4,445          463         68          4,976
Interest expense ............................................      5,017        1,020         --          6,037
Real estate at cost .........................................         --           --         --             --
Total assets ................................................         --           --         --             --
Gross leasable area .........................................         --           --         --             --
Expenditures for real estate and improvements ...............      4,218          508         --          4,726

Reconciliation to income before minority interest

Net property income before depreciation and amortization.....                                            16,672
Depreciation and amortization ...............................                                            (4,976)
General and administrative ..................................                                            (1,437)
Equity in earnings of unconsolidated partnerships ...........                                               140
Loss on sale of property.....................................                                                --
Interest expense ............................................                                            (6,037)
                                                                                                        --------
Income before minority interest                                                                         $ 4,362
                                                                                                        =======

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)

9. LAND SALE

On August 25, 2000, the Company sold 13 acres at the Union Plaza, located in New Castle, Pennsylvania, to Lowes Home Center, Inc. for $1,900. Lowes is currently planning on constructing a 130,000 square foot store at the location.

10. SUBSEQUENT EVENTS

On October 13, 2000, the Company refinanced $36,000 of maturing debt with a life insurance company, with two new loans from the same lender. The Company repaid $5,000 prior to refinancing the balance of the maturing debt. The first loan, which is a fixed-rate facility secured by two of the Company's properties, was for $25,200 and requires the monthly payment of interest at a rate of 8.13% and principal amortized over 25 years. The loan matures in November 2010. The second loan, which is a variable-rate facility secured by three of the Company's properties, was for $10,800 and requires the monthly payment of interest at LIBOR + 2% and matures in November 2003. Commencing 18 months after the closing, the loan also requires the monthly payment of principal amortized over 25 years. Both loans are cross-collateralized with all five properties. Furthermore, with respect to the variable-rate facility, the Company is required to deposit 50% of the monthly net cash flow after debt service, which will be used to fund future property and tenant improvements at the collateral properties.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
           of Operations

The following discussion is based on the consolidated financial statements of Acadia Realty Trust (the "Company") as of September 30, 2000 and 1999 and for the three and nine months then ended. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

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

RESULTS OF OPERATIONS

Comparison of the three month period ended September 30, 2000 ("2000") to the three month period ended September 30, 1999 ("1999")

Total revenues decreased $939,000, or 4%, to $23.5 million for 2000 compared to $24.4 million for 1999.

Minimum rents decreased $1.2 million, or 6%, to $18.4 million for 2000 compared to $19.6 million for 1999. This decrease was primarily attributable to $1.4 million of non-recurring income received in 1999 as a result of two settlements. The first settlement was related to the Company's claim against a former tenant. The second was with respect to certain claims related to the Chapter 11 proceedings for the Penn Traffic Company. An additional $441,000 decrease resulted from the planned termination of various tenant leases at the Abington Towne Center during the quarters ended June 30 and September 30, 2000 as part of the redevelopment and partial sale of that center. Partially offsetting these decreases was an increase of $268,000 following the redevelopment of 239 Greenwich Avenue, which was completed in December of 1999. The acquisition of the Pacesetter Park Shopping Center in November 1999 contributed a $203,000 increase in minimum rents as well.

In total, expense reimbursements of $3.5 million for 2000 were essentially unchanged from 1999. An increase in real estate tax reimbursements of $256,000 was primarily a result of an increase in the assessed value (and related tax expense) at the Ledgewood Mall following the re-anchoring with Wal*Mart and Circuit City and the acquisition of the Pacesetter Park Shopping Center. This was offset by a $239,000 decrease in common area maintenance ("CAM") expense reimbursements due, in large part, to the termination of tenant leases in connection with the redevelopment of the Abington Towne Center.

Other income increased $361,000, from $861,000 in 1999 to $1.2 million in 2000. This was primarily due to $325,000 of lease termination income, of which $200,000 was received from two former tenants at the Abington Towne Center.

Total operating expenses increased $722,000, or 5%, to $14.9 million for 2000, from $14.2 million for 1999.

Property operating expenses increased $449,000, or 9%, to $5.6 million for 2000 compared to $5.1 million for 1999. This was primarily a result of higher payroll costs and CAM expenses throughout the portfolio partially offset by a $258,000 decrease in bad debt expense in 2000.

Real estate taxes increased $354,000, or 13%, from $2.6 million for 1999 to $3.0 million for 2000. Higher assessments at the Ledgewood Mall and the Pacesetter Park Shopping Center acquisition contributed $225,000 to this increase. The remaining increase was experienced throughout the portfolio.

Depreciation and amortization expense increased $188,000, or 4%, from $5.0 million for 1999 to $5.2 million for 2000. This overall increase was primarily due to a $194,000 increase in depreciation expense, which was primarily related to the redevelopment of 239 Greenwich Avenue and acquisition of the Pacesetter Park Shopping Center.

General and administrative expense decreased $269,000, or 19%, from $1.4 million for 1999 to $1.2 million for 2000, which was primarily attributable to a $56,000 decrease in office rent expense in 2000 following the relocation of the Pennsylvania regional office and a $221,000 decrease in third-party professional fees in 2000.

Interest expense of $6.3 million for 2000 increased $297,000, or 5%, from $6.0 million for 1999. Of the increase, $130,000 was attributable to higher average outstanding borrowings related to property acquisition and redevelopment activities and $261,000 was attributable to less capitalization of interest. This was offset by a $94,000 reduction in interest expense as a result of a lower weighted-average interest rate on the portfolio.

Comparison of the nine month period ended September 30, 2000 ("2000") to the nine month period ended September 30, 1999 ("1999")

Total revenues increased $3.7 million, or 5%, to $72.3 million for 2000 compared to $68.6 million for 1999.

Minimum rents increased $1.0 million, or 2%, to $55.5 million for 2000 compared to $54.5 million for 1999. Of this increase, $1.9 million was attributable to the redevelopment of 239 Greenwich Avenue and re-anchoring of the Ledgewood Mall (the "1999 Redevelopments"). Additionally, the acquisition of Mad River Shopping Center in February 1999, the Gateway Mall in May 1999 and the Pacesetter Park Shopping Center in November 1999 (the "1999 Acquisitions") resulted in an increase of $1.1 million. These increases were partially offset by $1.4 million of non-recurring income received in 1999 and a $670,000 decrease in rents at the Abington Towne Center, both of which were previously discussed for the three month periods.

Expense reimbursements increased $565,000, or 6%, from $10.0 million for 1999 to $10.5 million for 2000. Real estate tax reimbursements increased $749,000, of which $417,000 and $217,000 related to the 1999 Acquisitions and 1999 Redevelopments, respectively. This was offset by a $183,000 decrease in CAM expense reimbursements. This net decrease in CAM reimbursements was primarily a result of a $260,000 decrease in reimbursements at the Abington Towne Center, partially offset by a $75,000 increase in reimbursements related to the 1999 Acquisitions.

Other income increased $2.4 million, from $2.2 million in 1999 to $4.6 million in 2000, primarily as a result of $2.0 million in lease termination income received from former tenants at the Abington Towne Center in 2000 as previously discussed.

Total operating expenses increased $1.2 million, or 3%, to $44.5 million for 2000, from $43.3 million for 1999.

Property operating expenses increased $464,000, or 3%, to $16.9 million for 2000 compared to $16.4 million for 1999. This was primarily a result of higher payroll costs and CAM expenses throughout the portfolio as well as a $481,000 increase attributable to the 1999 Acquisitions. These increases were partially offset by a decrease in bad debt expense in 2000.

Real estate taxes increased $866,000, or 11%, from $7.8 million for 1999 to $8.6 million for 2000. Of this increase, the 1999 Acquisitions and 1999 Redevelopments contributed $420,000 and $217,000, respectively. The balance of this increase was experienced throughout the portfolio.

Depreciation and amortization increased $637,000, or 4%, from $14.6 million for 1999 to $15.3 million for 2000. This was primarily due to a $654,000 increase in depreciation expense, of which $347,000 and $217,000 related to the 1999 Redevelopments and 1999 Acquisitions, respectively.

General and administrative expense decreased $795,000, or 18%, from $4.5 million for 1999 to $3.7 million for 2000, which was primarily attributable to a $164,000 decrease in office rent expense in 2000 following the relocation of the Pennsylvania regional office and a $532,000 decrease in third-party professional fees in 2000.

Interest expense of $19.0 million for 2000 increased $2.0 million, or 11%, from $17.0 million for 1999. Of the increase, $1.3 million was attributable to higher average outstanding borrowings related to property acquisition and redevelopment activities and $751,000 was attributable to less capitalization of interest. This was offset by a $96,000 reduction in interest expense as a result of a lower weighted-average interest rate on the portfolio.

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

Generally, NAREIT defines FFO as net income (computed in accordance with generally accepted accounting principles) before gains (losses) on sales of property, plus depreciation on real estate and amortization of capitalized leasing costs, and after adjustments for unconsolidated partnerships and joint ventures on the same basis. The reconciliation of net income to FFO for the three and nine months ended September 30, 2000 and 1999 is as follows:

                                                             For the three months ended     For the nine months ended
                                                                   September 30,                   September 30,
                                                                2000           1999            2000           1999
                                                                ----           ----           -------        -------
Net income                                                     $1,105         $3,083          $ 5,943        $ 5,137
Depreciation of real estate and amortization of
  leasing costs:
      Wholly owned and consolidated partnerships                4,888          4,717           14,414         13,999
      Unconsolidated  partnerships                                153            156              469            468
Income attributable to minority interest (a)                      369          1,279            2,365          2,252
Loss on sale of property                                          839             --              839          1,284
                                                               ------         ------          -------        -------

Funds from operations                                          $7,354         $9,235          $24,030        $23,140
                                                               ======         ======          =======        =======

Funds from operations per share - basic
   and diluted (b)                                             $ 0.21         $ 0.25            $0.67        $  0.63
                                                               ======         ======          =======        =======

(a) Does not include distributions paid to Preferred OP Unitholders for the three and nine months ended September 30, 2000.

(b) Assumes full conversion of a weighted average 9,903,318 and 10,950,810 OP Units into Common Shares for the nine months ended September 30, 2000 and 1999, respectively, and full conversion of a weighted average 8,754,294 and 10,581,969 OP Units into Common Shares for the quarter ended September 30, 2000 and 1999, respectively. Assumes no conversion of Preferred OP Units as such conversion would be anti-dilutive in such periods.

LIQUIDITY AND CAPITAL RESOURCES

General

The Company's principal uses of its liquidity are expected to be for distributions to its shareholders and OP unitholders, debt service and loan repayments, and property investment which includes acquisition, redevelopment, expansion and retenanting activities. In order to qualify as a REIT for Federal income tax purposes, the Company must currently distribute at least 95% of its taxable income to its shareholders. Effective 2001, the requirement will be reduced to 90% pursuant to the REIT Modernization Act passed in 1999. On September 11, 2000, the Board of Trustees of the Company approved and declared a cash quarterly dividend for the quarter ended September 30, 2000 of $0.12 per Common Share and Common OP Unit. The dividend was paid on October 13, 2000 to the shareholders of record as of September 30, 2000. The Board of Trustees also approved a distribution of $22.50 per Preferred OP Unit which was paid on October 13, 2000 as well.

During the quarter ended September 30, 2000, the Company's share repurchase program was also a use of liquidity. For the three months ended September 30, 2000, the Company purchased 259,800 shares at a total cost of $1.6 million. Cumulatively, through September 30, 2000, the Company had repurchased 1,277,305 shares at a total cost of $6.9 million under the share repurchase program. The program, which allows for the repurchase of up to $10.0 million of the Company's outstanding Common Shares on the open market, may be discontinued or extended at any time and there is no assurance that the Company will purchase the full amount authorized.

Sources of capital for funding property acquisition, redevelopment, expansion and retenanting, as well as repurchase of Common Shares are expected to be obtained from cash on hand, additional debt financings, sales of existing properties and additional equity offerings. As of September 30, 2000, the Company has $23.0 million available under a financing line with a bank as well as $3.9 million available under a revolving credit facility with another bank. The Company also has eleven properties that are currently unencumbered and therefore available as potential collateral for future borrowings. The Company anticipates that cash flow from operating activities will continue to provide adequate capital for all debt service payments, recurring capital expenditures and REIT distribution requirements.

Financing and Debt

As of September 30, 2000, interest on the Company's mortgage indebtedness ranged from 7.5% to 9.6% with maturities that ranged from October 2000 to March 2022. Of the total outstanding debt, $198.5 million, or 64%, was carried at fixed interest rates with a weighted average of 8.3%, and $109.9 million, or 36%, was carried at variable rates with a weighted average of 8.4%. Of the total outstanding debt as of September 30, 2000, $82.2 million will become due by 2001, with scheduled maturities of $41.0 million at an interest rate of 7.8% in 2000 and $41.2 million at an interest rate of 7.8% in 2001. Subsequent to September 30, 2000, $5.0 million of fixed-rate debt was retired and $36 million of fixed-rate debt was refinanced with $25.2 million of fixed-rate debt and $10.8 million of variable-rate debt. The Company expects to refinance the balance of debt maturing in 2001 or select other alternatives based on market conditions at that time, although there can be no assurance as to the consummation or terms of such refinancings.

The following significant financing transactions were completed since June 30, 2000:

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

On October 13, 2000, the Company refinanced $36.0 million of maturing debt with a life insurance company, with two new loans from the same lender. The Company repaid $5.0 million prior to refinancing the balance of the maturing debt. The first loan, which is a fixed-rate facility secured by two of the Company's properties, was for $25.2 million and requires the monthly payment of interest at a rate of 8.13% and principal amortized over 25 years. The loan matures in November 2010. The second loan, which is a variable-rate facility secured by three of the Company's properties, was for $10.8 million and requires the monthly payment of interest at LIBOR + 2% and matures in November 2003. Commencing 18 months after the closing, the loan also requires the monthly payment of principal amortized over 25 years. Both loans are cross-collateralized with all five properties. Furthermore, with respect to the variable-rate facility, the Company is required to deposit 50% of the monthly net cash flow after debt service, which will be used to fund future property and tenant improvements at the collateral properties.

The following table summarizes the Company's mortgage indebtedness as of September 30, 2000:

                                                    September 30,             December 31,          Interest
                                                        2000                      1999                Rate
                                                       -------                    -------            ------
    Mortgage notes payable - variable-rate

General Electric Capital Corp.                        $     --                  $  7,126          --
Fleet Bank, N.A.                                         8,991                        --        8.38% (LIBOR + 1.75%)
Fleet Bank, N.A.                                         4,125                     3,966        8.38% (LIBOR + 1.75%)
Fleet Bank, N.A.                                         9,243                     9,326        8.41% (LIBOR + 1.78%)
Sun America Life Insurance Company                      13,811                    13,931        8.76% (LIBOR + 2.05%)
Sun America Life Insurance Company                       9,886                     9,979        8.83% (LIBOR + 2.05%)
KBC Bank                                                14,306                    14,508        7.88% (LIBOR + 1.25%)
First Union National Bank                               13,667                    13,750        8.07% (LIBOR + 1.45%)
Dime Savings Bank of NY                                 35,883                        --        8.44% (LIBOR + 1.75%)
                                                        ------                     -----
                         Total variable-rate debt      109,912                    72,586
                                                       -------                    ------

       Mortgage notes payable - fixed rate

John Hancock Mutual Life Insurance Company                  --                    53,878        9.11%
Metropolitan Life Insurance Company                     41,000                    41,000        7.75%
Sun America Life Insurance Company                      41,462                    42,143        7.75%
Huntoon Hastings Capital Corp.                           6,222                     6,222        7.50%
North Fork Bank                                          9,919                     5,000        7.75%
M&T Real Estate Inc.                                        --                     4,628        8.18%
Anchor National Life Insurance Company                   3,798                     3,866        7.93%
Lehman Brothers Holdings, Inc.                          17,838                    17,973        8.32%
Mellon Mortgage Company                                  7,474                     7,566        9.60%
Northern Life Insurance Company                          2,962                     3,173        7.70%
Reliastar Life Insurance Company                         2,042                     2,189        7.70%
Morgan Stanley Mortgage Capital                         43,636                    44,092        8.84%
Nomura Asset Capital Corporation                        22,127                    22,335        9.02%
                                                        ------                    ------
                         Total fixed-rate debt         198,480                   254,065
                                                       -------                   -------
                                                      $308,392                  $326,651
                                                      ========                  ========

                                                                                       Properties       Payment
                                                                      Maturity         Encumbered        Terms
                                                                     ----------        ----------       -------
                    Mortgage notes payable - variable-rate

General Electric Capital Corp.                                           --                --              --
Fleet Bank, N.A.                                                      08/01/03             (1)            (19)
Fleet Bank, N.A.                                                      03/15/02             (2)            (19)
Fleet Bank, N.A.                                                      05/31/02             (3)            (19)
Sun America Life Insurance Company                                    08/01/02             (4)            (19)
Sun America Life Insurance Company                                    10/01/02             (5)            (19)
KBC Bank                                                              12/31/02             (6)            (19)
First Union National Bank                                             01/01/05             (7)            (19)
Dime Savings Bank of NY                                               04/01/05             (8)            (19)

                     Mortgage notes payable - fixed rate

John Hancock Mutual Life Insurance Company                               --                --              --
Metropolitan Life Insurance Company                                   10/31/00             (9)            (20)
Sun America Life Insurance Company                                    01/10/01            (10)        $346(19)
Huntoon Hastings Capital Corp.                                        09/01/02            (11)            (21)
North Fork Bank                                                       12/01/02            (12)         $38(19)
M&T Real Estate Inc.                                                     --                --              --
Anchor National Life Insurance Company                                01/01/04            (13)         $33(19)
Lehman Brothers Holdings, Inc.                                        03/01/04            (14)        $139(19)
Mellon Mortgage Company                                               05/23/05            (15)         $70(19)
Northern Life Insurance Company                                       12/01/08            (16)         $41(19)
Bankers Security Life                                                 12/01/08            (16)         $28(19)
Morgan Stanley Mortgage Capital                                       11/01/21            (17)        $380(19)
Nomura Asset Capital Corporation                                      03/11/22            (18)        $193(19)

Notes:
(1) Soundview Marketplace                 9) Valmont Plaza                     (17) Midway Plaza
                                             Luzerne Street Plaza                   Northside Mall
(2) Town Line Plaza                          Green Ridge Plaza                      New Smyrna Beach
                                             Crescent Plaza                         Cloud Springs Plaza
(3) Smithtown Shopping Center                East End Centre                        Troy Plaza
                                                                                    Martintown Plaza
(4) Merrillville Plaza                  (10) Bloomfield Town Square                 Kings Fairgrounds
                                             Atrium Mall                            Shillington Plaza
(5) Village Apartments                       Walnut Hill Shopping Center            Dunmore Plaza
                                             GHT Apartments                         Kingston Plaza
(6) Marley Run Apartments                    Colony Apartments                      Twenty Fifth Street Shopping Center
                                                                                    Circle Plaza
(7) 239 Greenwich Avenue                (11) Gateway Mall                           Mountainville Plaza
                                                                                    Birney Plaza
(8) New Loudon Centre                   (12) The Branch Shopping Center             Monroe Plaza
    Ledgewood Mall                                                                  Ames Plaza
    Bradford Towne Centre               (13) Pittston Plaza                         Plaza 15
    Berlin Shopping Center
    Route 6 Mall                        (14) Glen Oaks Apartments              (18) Northwood Centre

                                        (15) Mad River Station Shopping        (19) Monthly principal and interest
                                             Center
                                                                               (20) Interest only monthly
                                        (16) Manahawkin Shopping Center

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

The Company also periodically identifies certain properties for disposition and redeploys the capital to existing centers or acquisitions with greater potential for capital appreciation. In connection with this activity, the Company has entered into a contract to sell the Northwood Centre. This sale is currently subject to lender approval. Although the Company expects to complete the transaction prior to December 31, 2000, there can be no assurance as to the consummation of this transaction. The Company is also exploring the sale of a portfolio of 17 non-core retail assets located in the Southeast and Mid-Atlantic regions (primarily Pennsylvania in the Mid-Atlantic).

Property Redevelopment and Retenanting

The Company has entered into a contract to sell approximately 160,000 square feet of the main building at the Abington Towne Center, located in the Philadelphia suburb of Abington, PA, to the Target Corporation for $11.5 million (includes cost reimbursements of $2.0 million). Upon completion of the sale, it is anticipated that the sales proceeds will be used, primarily, to pay down the associated debt on this property. The Company will retain ownership of approximately 50,000 square feet of the building as well as outparcels and related parking areas. Following completion of the redevelopment, the center will be anchored by a Target store and T.J. Maxx. Redevelopment activities, which are currently ongoing, will also include the complete remodeling of the exterior of the main building, outparcels, parking lot and pylon signs. During the quarter ended September 30, 2000, T.J. Maxx took possession of its space in the Company's portion of the building and is expected to open prior to December 31, 2000. Target is expected to open prior to the end of 2001. The Company currently estimates that it will require approximately $4.0 million through 2001 to complete the redevelopment.

During 1999, the Company received municipal approval to renovate and expand by approximately 30,000 square feet the 125,000 square foot Elmwood Park Shopping Center. As part of the redevelopment, the Company is planning to construct a 48,000 square foot free-standing supermarket, replacing a 28,000 square foot in-line Grand Union supermarket at a significantly higher rent per square foot. During the quarter ended September 30, 2000, the Company commenced the sitework for the new supermarket. The Company expects redevelopment costs of approximately $8.7 million through 2002 to complete this project. The Operating Partnership is also obligated to issue additional Common OP Units with a total value of $2.8 million upon the completion of this project and the commencement of rental payments from the supermarket. The Company is also in the early stages of redeveloping the Gateway Mall, located in Burlington, Vermont. The Company currently estimates this project will require approximately $9.3 million through 2002 to fund the redevelopment.

Other Property Matters - Tenant Bankruptcies

During October 2000, Grand Union filed for protection under Chapter 11 of the United States Bankruptcy laws. This supermarket operator is a tenant at four locations in the Company's portfolio comprising approximately 175,000 square feet. Rental revenues from this tenant totaled $2.0 million for the year ended December 31, 1999. The tenant has neither affirmed nor rejected any of the leases at the Company's locations. The Company is already in the process of replacing the tenant at the Elmwood Park Shopping Center as discussed above. Furthermore, the Company is attempting to recapture this tenant's lease at the Gateway Mall, also discussed above.

HISTORICAL CASH FLOW

The following discussion of historical cash flow compares the Company's cash flow for the nine month period ended September 30, 2000 ("2000") with the Company's cash flow for the nine month period ended September 30, 1999 ("1999").

Net cash provided by operating activities increased from $15.1 million for 1999 to $23.6 million for 2000. This variance was primarily attributable to an increase in cash provided by changes in operating assets and liabilities, primarily accounts receivable and accounts payable, for 2000.

Investing activities used $8.3 million during 2000, representing a $5.7 million decrease from $14.0 million of cash used during 1999. This was the result of a $9.2 million decrease in expenditures for real estate acquisitions, development and tenant installations in 2000 and $688,000 of additional distributions received from investments in unconsolidated partnerships in 2000. This was offset by additional net sales proceeds of $4.2 million received in 1999.

Net cash used in financing activities of $37.4 million for 2000 increased $44.6 million compared to $7.1 million provided in 1999. The increased use of cash resulted primarily from $56.2 million of additional cash used in 2000 for the repayment of debt, partially offset by an increase of $20.8 million of cash provided by additional borrowings in 2000. Additionally, dividends and distributions used an additional $4.3 million in 2000 and $4.5 million of additional cash was used in 2000 for the repurchase of common shares.

Recent Accounting Developments

On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133, which was to be effective for all fiscal quarters of all fiscal years beginning after June 15, 1999, was deferred until June 30, 2000 as a result of the promulgation of SFAS No. 137 and requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management currently anticipates that SFAS No. 133 will not have a significant effect on the Company's results of operations or its financial condition.

In December 1999, the Securities and Exchange Commission (the "SEC") released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition", to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. Specifically, SAB No. 101 provides guidance on lessors' accounting for contingent rent. SAB No. 101 did not require the Company to change existing revenue recognition policies and therefore had no impact on the Company's financial position at or results of operations for the periods ended September 30, 2000.

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

Item 3. Quantitative and qualitative disclosures about market risk

The Company's primary market risk exposure is to changes in interest rates related to the Company's mortgage debt. See the discussion under Item 2. of this report for certain quantitative details related to the Company's mortgage debt. Currently, the Company manages its exposure to fluctuations in interest rates primarily through the use of fixed-rate debt and LIBOR rate caps. As of September 30, 2000, the Company had total mortgage debt of $308.4 million of which $198.5 million, or 64%, is fixed-rate and $109.9 million, or 36%, is variable-rate based upon LIBOR plus certain spreads. As of September 30, 2000, $23.7 million of notional principal was covered under contracts capping LIBOR on variable-rate debt at a weighted-average rate of 6.5%. Subsequent to September 30, 2000, $5.0 million of fixed-rate debt was retired and $36.0 million of fixed-rate debt was refinanced with $25.2 million of fixed-rate debt and $10.8 million of variable-rate debt, increasing the Company's exposure to interest rate fluctuations. Furthermore, $41.5 million of fixed-rate debt, which currently bears interest at 7.8%, will become due during 2001. As the Company intends on refinancing such debt at the then-existing market interest rates which may be greater than the current interest rate, the Company's interest expense would increase by approximately $415,000 annually if the interest rate on the refinanced debt increased by 100 basis points. Furthermore, interest expense on the Company's variable-rate debt balance as of September 30, 2000 would increase $862,000 annually for a 100 basis point increase in interest rates. The Company may seek additional variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, the Company would consider further hedging against the interest rate risk related to such variable-rate debt through interest rate caps or other means.

Part II. Other Information

Item 1.  Legal Proceedings

         There have been no material legal proceedings beyond those previously disclosed in the Registrants previously filed Annual Report on Form 10-K for the year ended December 31, 1999.

Item 2.  Changes in Securities

         On August 15, 2000, certain limited partners of the Operating Partnership converted 3,459,699 OP Units into Common Shares on a one-for-one basis.

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         The following exhibits are included herein:

27       Financial Data Schedule (EDGAR filing only)

                  (b)      Reports on Form 8-K

                           The following Form 8-K was filed during the three months ended September 30, 2000

                   1) Form 8-K filed August 30, 2000 (earliest event August 30, 2000), reporting in Item 5. certain supplemental information concerning the ownership, operations and portfolio of the Company as of June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ACADIA REALTY TRUST

                                        /s/ Ross Dworman
By:                                     Ross Dworman
                                        Chairman and Chief Executive
                                        Officer (Principal Executive
                                        Officer)

                                        /s/ Perry Kamerman
                                        Perry Kamerman
                                        Senior Vice President of Finance
                                        (Principal Financial and
                                        Accounting Officer)

Date: November 13, 2000