Form 10-K405
period 2000-12-31
ACADIA REALTY TRUST
filed 2001-03-29
CIK 899629

                       Securities and Exchange Commission
                              Washington, DC 20549
                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                       YES    [X]          NO  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting common equity stock held by non-affiliates of the Registrant was approximately $176.5 million based on the closing price on the New York Stock Exchange for such stock on March 21, 2001 (the Company has no non-voting common equity).

The number of shares of the Registrant's Common Shares of Beneficial Interest outstanding was 28,015,672 on March 21, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III - Definitive proxy statement for the Annual Meeting of Shareholders presently scheduled to be held May 31, 2001, to be filed pursuant to Regulation 14A.

                                TABLE OF CONTENTS

                                Form 10-K Report

Item No.                                                                Page
--------                                                                -----
                                     PART I

1.  Business                                                            1

2.  Properties                                                          7

3.  Legal Proceedings                                                   14

4.  Submission of Matters to a Vote
    of Security Holders                                                 14
                                    PART II

5.  Market for the Registrant's Common Equity and
    Related Shareholder Matters                                         15

6.  Selected Financial Data                                             16

7.  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                 18

7A. Quantitative and Qualitative Disclosures about
    Market Risk                                                         26

8.  Financial Statements and Supplementary Data                         27

9.  Changes in and Disagreements with Accountants on
    Accounting and Financial Disclosure                                 27

                                    PART III

10. Directors and Executive Officers of the Registrant                  27

11. Executive Compensation                                              27

12. Security Ownership of Certain Beneficial Owners and
    Management                                                          27

13. Certain Relationships and Related Transactions                      28

                                    PART IV

14. Exhibits, Financial Statements, Schedules and
    Reports on Form 8-K                                                 28

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

                                     PART I


ITEM 1. BUSINESS

GENERAL

         Acadia Realty Trust (the "Company"), formerly Mark Centers Trust, was formed on March 4, 1993 as a Maryland Real Estate Investment Trust ("REIT"). The Company is a fully integrated, self-managed and self-administered equity REIT focused primarily on the ownership, acquisition, redevelopment and management of neighborhood and community shopping centers. The Company operates fifty-seven properties, which it owns or has an ownership interest in, consisting of forty-seven neighborhood and community shopping centers, four redevelopment retail properties, one enclosed mall and five multi-family properties, all of which are located in the Eastern and Midwestern regions of the United States.

         All of the Company's assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership, a Delaware limited partnership (the "Operating Partnership") and its majority owned subsidiaries. As of December 31, 2000, the Company controlled 81% of the Operating Partnership as the sole general partner.

         On August 12, 1998, the Company completed a major reorganization ("RDC Transaction") in which it acquired twelve shopping centers, five multi-family properties and a 49% interest in one shopping center along with certain third party management contracts and promissory notes from real estate investment partnerships ("RDC Funds") managed by affiliates of RD Capital, Inc. In exchange for these and a cash investment of $100 million, the Company issued 11.1 million Operating Partnership Units ("OP Units") and 15.3 million common shares of beneficial interest ("Common Shares") to the RDC Funds. After giving effect to the conversion of OP Units, which are generally exchangeable for Common Shares on a one-for-one basis, the RDC Funds beneficially owned 72% of the Common Shares as of the closing of the RDC Transaction. The Company is also obligated to issue OP Units valued at $2.8 million upon the commencement of rental payments from a designated tenant at one of the acquired properties. Concurrent with the RDC Transaction, the Company appointed former RD Capital, Inc. executives Ross Dworman as Chairman and Chief Executive Officer, and Kenneth F. Bernstein as President. In January 2001, the Board of Trustees appointed Mr. Bernstein as Chief Executive Officer with Mr. Dworman remaining as Chairman.

         In March 2000, the RDC Funds, in accordance with their respective partnership agreements (the "RDC Fund Partnership Agreements"), distributed to their respective limited partners the Common Shares which had been issued to the RDC Funds in connection with the RDC Transaction. Pursuant to a registration and lock-up agreement, dated as of the date of the RDC Transaction (the "Registration Agreement"), in March 2000, the Company filed a registration statement with the Securities and Exchange Commission to permit the resale of such Common Shares, which registration statement was declared effective in March 2000. Pursuant to the RDC Fund Partnership Agreements and the Registration Agreement, such limited partners had agreed to certain restrictions on the sale of such Common Shares by such limited partners (the "Original Lock-Up Provisions") which expired December 28, 2000.

RECENT DEVELOPMENTS

         The Company believes that its current stock price does not reflect the underlying value of its assets. As such, on January 4, 2001, the Company announced that it had engaged Credit Suisse First Boston to undertake a review of a broad range of strategic alternatives available to the Company in light of current and prospective market conditions facing the Company and the REIT industry. Consistent with their commitment to maximize shareholder value, the Board of Trustees and management will examine all means to enhance the opportunity for liquidity for all shareholders at a fair price to the Company's net asset value. This includes a possible merger, recapitalization or assets sales, among other alternatives. Discussion regarding the Company's business objectives and operating strategy, liquidity and capital resources and other future plans throughout this Annual Report should be read giving appropriate consideration to this pending evaluation.

BUSINESS OBJECTIVES AND OPERATING STRATEGY

         The Company's primary business objective is to acquire and manage commercial retail properties that will provide cash for distributions to shareholders while also creating potential for capital appreciation to enhance investor returns. The Company's acquisition program focuses on acquiring sub-performing neighborhood and community shopping centers that are well-located and creating significant value through retenanting, timely capital improvements and property redevelopment. In considering acquisitions, the Company focuses on quality shopping centers located in the Northeast, Mid-Atlantic and Midwest regions. The Company considers both single assets and portfolios in its acquisition program. In conjunction with evaluating potential portfolio acquisitions, the Company also regularly engages in discussions with public and private entities regarding business combinations as well. Furthermore, the Company may, from time to time, consider engaging in joint ventures related to property acquisition and development.

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

         The Company typically holds its properties for long-term investment. As such, it continuously reviews the existing portfolio and implements programs to renovate and modernize targeted centers to enhance the property's market position. This in turn strengthens the competitive position of the leasing program to attract and retain quality tenants, increasing cash flow and consequently property value. The Company also periodically identifies certain properties for disposition and redeploys the capital to existing centers or acquisitions with greater potential for capital appreciation. Upon conducting a comprehensive review of the portfolio during 2000, the Company identified 30 of the current portfolio of 57 properties as core assets. These core retail properties are neighborhood and community shopping centers and consist of 26 stabilized shopping centers and four redevelopment properties. The core properties are typically dominant centers in high barrier-to-entry markets. The anchors at these centers typically pay below-market rents and have low rent-to-sales ratios which are, on average, approximately 4%. Furthermore, 22 of the 30 core properties are anchored by supermarkets. These attributes enable the properties to better withstand a weakening economy while also creating opportunities to increase rental income.

         The non-core properties consist of 22 retail and five multi-family properties. In addition to these properties, the Company sold another mixed-use center during 2000 as discussed under "Disposition of Properties" below. The Company intends on disposing of all the non-core assets as market conditions permit. Two of the multi-family and one retail property are currently being actively marketed for sale. 17 of the non-core retail properties secure debt originally issued by Morgan Stanley Mortgage Capital and are cross-collateralized.

PROPERTY REDEVELOPMENT

         The Company's redevelopment program focuses on selecting well-located neighborhood and community shopping centers and creating significant value through retenanting and property redevelopment. The Company currently has four properties under redevelopment as follows:

         Abington Towne Center - The Company has completed the first phase of redevelopment of this previously enclosed multi-level mall located in the Philadelphia suburb of Abington, Pennsylvania. In December 2000, the Company sold approximately 160,000 square feet representing the top two floors and the rear portion of the ground level and the related parking area to the Target Corporation ("Target") for $11.5 million. Target is currently building out the space and is expected to open prior to the end of 2001. The Company has "de-malled" the balance of the center consisting of approximately 46,000 square feet of the main building and 14,000 square feet of store space in outparcel buildings which it will continue to own and operate. An existing anchor, T.J. Maxx, was relocated to a 27,000 square foot space in the Company's portion of the main building and reopened for business during November 2000. As of December 31, 2000, costs incurred on this project totaled $3.6 million. Remaining costs projected to complete the redevelopment of this property are approximately $370,000.

         Elmwood Park Shopping Center - During 2000, the Company commenced with the sitework on the redevelopment of this center located in Elmwood Park, New Jersey, approximately ten miles west of New York City. The redevelopment consists of reanchoring, renovating and expanding the existing 125,000 square foot shopping center by 30,000 square feet. The new anchor, a 48,000 square foot free-standing A&P supermarket, will replace an undersized (28,000 square feet) in-line Grand Union supermarket when completed. The project also includes the expansion of an existing Walgreens drug store. As of December 31, 2000, costs incurred on this project totaled $563,000. The Company expects remaining redevelopment costs of approximately $8.7 million to complete this project in 2002. In conjunction with the A&P supermarket rent commencement, the Operating Partnership is also obligated to issue OP Units equal to $2.75 million in connection with the RDC Transaction.

         Methuen Shopping Center - This center, located in Methuen, Massachusetts (part of the Boston metropolitan statistical area) was formerly anchored by a Caldor department store. The Company acquired this lease out of bankruptcy and is currently in final lease negotiations with a national discount retailer for an 89,000 square foot department store, although there can be no assurances that these negotiations will ultimately result in an executed lease. Projected costs to complete this project are approximately $400,000.

         Gateway Shopping Center - The redevelopment of the Gateway Shopping Center, a partially enclosed mall located in Burlington, Vermont, includes the recapture of a 32,000 square foot former Grand Union store, demolition of 70% of the property and the construction of a new anchor tenant. Following the bankruptcy of Grand Union, the lease was assigned to Shaw's which has resulted in a temporary delay of the planned de-malling and redevelopment. The Company is reviewing a broad range of possible redevelopment scenarios and related costs as a result of the lease assignment to Shaw's.

REANCHORING AND LEASING ACTIVITY

         During 2000, the Company replaced several weak or formerly vacated anchor tenants with stronger retailers at various centers in connection with management's goal of repositioning and reanchoring of the portfolio. Anchor replacements included the following:

         - Homegoods, Inc. (a TJX company) took occupancy and commenced paying rent during 2000 for 37,000 square feet, replacing a majority of the 43,000 square feet formerly occupied by Burlington Coat at the Bloomfield Town Square in Bloomfield, Michigan.

         - The Company reanchored the New Loudon Shopping Center, located in Latham, New York with a 76,000 square foot Ames which took occupancy and commenced paying rent during 2000.

         - During 2000, the Company installed Stein Mart in 36,000 square feet at the Northside Mall, located in Dothan Alabama, replacing a Montgomery Wards lease which was purchased out of bankruptcy by the Company. This tenant, which co-anchors the center with a Wal*Mart, commenced paying rent in 2000.

         - A lease was executed with Giant Food Stores (an Ahold subsidiary) for 61,000 square feet, replacing a former BiLo supermarket at the Greenridge Shopping Center in Scranton, Pennsylvania. Rent is anticipated to commence during the third quarter of 2001.

         - In connection with the addition of an anchor at the Union Plaza located in New Castle, Pennsylvania, on August 25, 2000, the Company sold 13 acres to Lowes Home Center, Inc., which is constructing a 130,000 square foot store at the location. Proceeds from this sale totaled $1.9 million.

PROPERTY ACQUISITIONS

         The requirements that acquisitions be accretive based on the Company's long-term cost of capital, as well as increase overall portfolio quality and value, are core to the Company's acquisition program. When the blended cost of equity and debt increase, it is important to reduce acquisition activity to align the level of investment activity with capital flows. The Company evaluated several potential property acquisitions during 2000, including a portfolio of properties totaling $150 million, but due to a difficult capital market environment experienced throughout the REIT industry during 2000, the Company made the strategic decision to forego these contemplated acquisitions. As a result of what the Company considers this common sense approach, it believes it will be better positioned to take advantage of favorable acquisition opportunities in the event the capital markets improve.

DISPOSITION OF PROPERTIES

         In addition to the sales discussed under "Property Redevelopment" and "Reanchoring and Leasing Activity", during 2000, the Company sold a non-core asset in connection with its ongoing program of evaluating and optimizing the property portfolio with respect to property locations, tenant profiles, cash flows and future capital appreciation. On December 14, 2000, the Company sold the Northwood Centre, a mixed-use center consisting of retail and governmental offices located in Tallahassee, Florida, for $31.5 million. The buyer assumed the mortgage balance of $22.1 million and acquired various mortgage-related escrows for $1.8 million that, following additional net closing adjustments and costs resulted in net proceeds of $11.0 million to the Company.

FINANCING STRATEGY

         The Company intends to continue to finance acquisitions and property redevelopment with sources of capital determined by management to be the most appropriate based on, among other factors, availability, pricing and other commercial and financial terms. The sources of capital may include cash on hand, bank and other institutional borrowing, the sale of properties and issuance of equity securities. In 2000, the Company established the specific goal of enhancing the flexibility within its mortgage debt structure to better position itself to take advantage of favorable opportunities for portfolio and strategic transactions. This enhanced flexibility is currently being accomplished primarily through the use of variable rate debt and fixed rate debt with no or low prepayment penalties. Management believes it was largely successful in the pursuit of this goal while at the same time maintaining a debt service coverage ratio (including interest expense and principal amortization) of 1.90x for 2000. See Item 7A for a discussion on the Company's market risk exposure related to its mortgage debt.

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

CORPORATE HEADQUARTERS AND EMPLOYEES

         The Company's executive offices are located at 20 Soundview Marketplace, Port Washington, New York 11050, and its telephone number is (516) 767-8830. The Company has an internet Web address at www.acadiarealty.com. The Company has 172 employees of which 51 are located at the executive offices, 6 at the New York City corporate office, 13 at the Pennsylvania regional office and the remaining property management personnel are located on-site at the Company's properties.

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

         Upon conducting environmental site inspections in connection with obtaining the Morgan Stanley Mortgage Capital ("Morgan Stanley") financing during October 1996, certain environmental contamination was identified at the Troy Plaza in Troy, New York. The Company entered into a voluntary remedial agreement with the State of New York for the remediation of the property. During 2000 the Company satisfied all conditions to this voluntary remedial agreement and received final approval from the State of New York. All amounts held in escrow by Morgan Stanley pertaining to environmental remediation were released to the Company in October 2000. Management is not aware of any other environmental liability that they believe would have a material adverse impact on the Company's financial position or results of operations. Management is unaware of any instances in which it would incur significant environmental costs if any or all properties were sold, disposed of or abandoned.

RETAIL ENVIRONMENT

Seasonality

         The retail environment is seasonal in nature, particularly in the fourth calendar quarter when retail sales are typically at their highest levels. As such, contingent rents based on tenants achieving certain sales targets are generally higher in the fourth quarter when such targets are typically met.

Tenant Bankruptcies

         Since January of 2000, certain tenants experienced financial difficulties and several have filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy laws ("Chapter 11"). Following are the significant bankruptcies to have occurred since then:

         On March 10, 2000, Eagle Supermarkets filed for protection under Chapter 11. This grocer is a tenant at one location in the Company's portfolio comprising approximately 52,000 square feet. Rental revenues from this tenant were $278,000 and $291,000 for the years ended December 31, 2000 and 1999, respectively. This tenant subsequently emerged from bankruptcy during 2000 and assumed the lease at the Company's center.

         On August 8, 2000, Carmike Cinemas filed for protection under Chapter
11. This theater operator was a tenant at one location in the Company's portfolio comprising approximately 25,000 square feet. Rental revenues from this tenant were $125,000 and $152,000 for the years ended December 31, 2000 and 1999, respectively. This tenant has rejected their lease and vacated from the Company's location. The Company is currently marketing this space in an effort to replace this tenant.

         On October 3, 2000, Grand Union Co. ("Grand Union") filed for protection under Chapter 11. Grand Union was a tenant at four locations in the Company's portfolio comprising approximately 175,000 square feet. Rental revenues from Grand Union for the years ended December 31, 2000 and 1999 totaled $2.1 million and $1.5 million, respectively. Three of these leases were assigned to other supermarket operators. The fourth location, located at the Elmwood Park Shopping Center, has an original lease expiration date of April 30, 2001. The Company will be replacing this 28,000 in-line supermarket anchor with a 48,000 free-standing A&P supermarket as previously discussed under "Property Redevelopment".

         On November 17, 2000, Bradlees filed for protection under Chapter 11. This retailer was a tenant at one location in the Company's portfolio comprising approximately 105,000 square feet. Rental revenues from this tenant were $519,000 and $439,000 for the years ended December 31, 2000 and 1999, respectively. The tenant is in the process of liquidating their business. The Company has received notification that the lease is to be assumed by a national home improvement retailer.

         On March 22, 2001, Pergament filed for protection under Chapter 11. This tenant operates at two locations in the Company's portfolio comprising approximately 33,000 square feet. Rental revenues from this tenant were $518,000 and $486,000 for the years ended December 31, 2000 and 1999, respectively. This tenant also operates at a location occupying 25,000 square feet in which the Company holds a 49% ownership interest in the property. Rental revenues from the tenant at this location were $355,000 and $457,000 for the years ended December 31, 2000 and 1999, respectively. The tenant has neither accepted nor rejected its lease at any of these locations.

TAX STATUS - QUALIFICATION AS REAL ESTATE INVESTMENT TRUST

     The Company has and currently transacts its affairs so as to qualify as, and has elected to be treated as, a real estate investment trust under sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). Under the Code, a real estate investment trust that meets applicable requirements is not subject to Federal income tax to the extent that it distributes at least 95% of its REIT taxable income to its shareholders (90% commencing in 2001). If the Company fails to qualify as a REIT in any taxable year, it will be subject to Federal income tax on its taxable income.

ITEM 2. PROPERTIES

SHOPPING CENTER PROPERTIES

         As of December 31, 2000, the Company owned and operated 52 shopping centers (including four properties which are under redevelopment and a shopping center in which the Company owns a 49% interest) totaling approximately 8.7 million square feet of gross leasable area ("GLA"). The Company's shopping centers, which are located in 16 states, are generally well-established, anchored community and neighborhood shopping centers. The shopping centers are diverse in size, ranging from approximately 31,000 to 515,000 square feet with an average size of 167,000 square feet. The Company's portfolio was approximately 90% occupied at December 31, 2000. The Company's shopping centers are typically anchored by a national or regional discount department store and/or a supermarket or drugstore.

         The Company had 724 leases (including the joint venture property) as of December 31, 2000 of which a majority of the rental revenues received thereunder were from national or regional tenants. A majority of the income from the properties consists of rent received under long term leases. Most of these leases provide for the payment of fixed minimum rent monthly in advance and for the payment by tenants of a pro-rata share of the real estate taxes, insurance, utilities and common area maintenance of the shopping centers. Minimum rents and expense reimbursements accounted for approximately 91% of the Company's total revenues for the year ended December 31, 2000.

         As of December 31, 2000, approximately 52% of the Company's existing leases also provided for the payment of percentage rents either in addition to or in place of minimum rents. These arrangements generally provide for payment to the Company of a certain percentage of a tenant's gross sales in excess of a stipulated annual amount. Percentage rents accounted for approximately 3% of the total 2000 revenues of the Company.

         Six of the Company's shopping center properties are subject to long-term ground leases in which a third party owns and has leased the underlying land to the Company. The Company pays rent for the use of the land and is responsible for all costs and expenses associated with the building and improvements.

         No individual property contributed in excess of 10% of the Company's total revenues for the years ended December 31, 2000, 1999 and 1998.

         The following sets forth more specific information with respect to each of the Company's shopping centers, mixed-use and joint venture properties at December 31, 2000:

                                              Year                                  Occupancy (1)       Anchor Tenants (2)
Shopping Center                           Constructed(C)  Ownership                      %           Current Lease Expiration
   Property                Location        Acquired(A)    Interest          GLA      12/31/00        Lease Option Expiration
------------------------------------------------------------------------------------------------------------------------------------
NEW ENGLAND REGION
Connecticut

  239 Greenwich Avenue     Greenwich         1998 (A)        Fee          16,834 (3)   100%       Restoration Hardware 2015/2025
                                                                                                  Chico's Fashion 2010/2020

  Town Line Plaza          Rocky Hill        1998 (A)        Fee         205,858 (4)    98%       Waldbaums 2017/2052

Massachusetts

  Methuen Shopping Center  Methuen           1998 (A)        Fee         129,494        34% (5)   DeMoulas Market 2005/2015

  Crescent Plaza           Brockton          1984 (A)        Fee         216,095        99%       Bradlees 2009/2027 (6)
                                                                                                  Shaw's 2012/2042
Rhode Island

  Walnut Hill Plaza        Woonsocket        1998 (A)        Fee         278,146        95%       A.J. Wright(TJX Co.) 2004/2019
                                                                                                  Sears 2003/2033
                                                                                                  Shaw's 2013/2043
Vermont

 The Gateway
  Shopping Center          Burlington        1999 (A)        Fee         117,394 (7)    40%       Shaw's 2005/2010


NEW YORK REGION
New Jersey

  Berlin Shopping Center   Berlin            1994 (A)        Fee         185,578        91%       Kmart 2004/2029
                                                                                                  Acme 2005/2015

  Elmwood Park Shopping
    Center                 Elmwood Park      1998 (A)        Fee         124,232        93%       Grand Union 2001/none (8)

  Ledgewood Mall           Ledgewood         1983 (A)        Fee         515,030        93%       The Sports' Authority2007/2037
                                                                                                  Stern's 2005/2010
                                                                                                  Wal*Mart 2019/2049
                                                                                                  Circuit City 2020/2040
                                                                                                  Marshall's 2002/none
                                                                                                  Pharmhouse 2009/2019
  Manahawkin Village
   Shopping Center         Manahawkin        1993 (A)        Fee         175,261       100%       Kmart 2019/2059
                                                                                                  Hoyt's Cinema 2018/2038

  Marketplace of Absecon   Absecon           1998 (A)        Fee         104,906        86%       Eckerd Drug 2020/2040
                                                                                                  Acme 2015/2055

New York

  Branch Shopping Plaza    Smithtown         1998 (A)        LI (9)      125,840        95%       Pathmark 2013/2028
                                                                                                  Pergaments 2004/2019 (10)

  New Loudon Center        Latham            1982 (A)        Fee         251,743        81%       Price Chopper 2015/2035
                                                                                                  Marshalls 2004/2009
                                                                                                  Ames 2020/2035

  Troy Plaza               Troy              1982 (A)        Fee         128,479       100%       Ames 2006/2011
                                                                                                  Price Chopper 2004/2014
  Village Commons Shopping
   Center                  Smithtown         1998 (A)        Fee          87,155        92%       Daffy's 2008/2028
                                                                                                  Walgreens 2021/none

  Soundview Marketplace    Port Washington   1998 (A)        LI/Fee (9)  180,620        95%       King Kullen 2007/2022
                                                                                                  Clearview Cinema 2010/2030

  Pacesetter Park
   Shopping Center         Pomona            1999 (A)        Fee          95,559        83%       Stop & Shop 2020/2040


                                              Year                                  Occupancy (1)       Anchor Tenants (2)
Shopping Center                           Constructed(C)  Ownership                      %           Current Lease Expiration
   Property                Location        Acquired(A)    Interest          GLA      12/31/00        Lease Option Expiration
------------------------------------------------------------------------------------------------------------------------------------
MID-ATLANTIC REGION
Pennsylvania

  25th Street Shopping
  Center                   Easton            1993 (A)        Fee         131,477        97%       CVS 2005/2010
                                                                                                  Petco 2009/2019

  Ames Plaza               Shamokin          1966 (C)        Fee          96,154        92%       Ames 2003/2013
                                                                                                  Buy-Rite Liquidators 2010/2015

  Abington Towne Center    Abington          1998 (A)        Fee         220,000 (11)   95%       TJ Maxx 2010/2020

  Birney Shopping Center   Moosic            1968 (C)        Fee         193,899        99%       Kmart 2004/2049
                                                                                                  Big Lots 2003/2008

  Blackman Plaza           Wilkes-Barre      1968 (C)        Fee         119,206        98%       Kmart 2004/2049

  Bradford Towne Centre    Towanda           1993 (C)        Fee         256,719        90%       Kmart 2019/2069
                                                                                                  P&C Foods 2014/2024

  Circle Plaza             Shamokin Dam      1978 (C)        Fee          92,171       100%       Kmart 2004/2049

  Dunmore Plaza            Dunmore           1975 (A)        Fee (12)     45,380       100%       Price Chopper 2005/2020
                                                                                                  Eckerd Drug 2004/2019

  East End Centre          Wilkes-Barre      1986 (C)        Fee         308,427        98%       Ames 2007/2037
                                                                                                  Phar-Mor 2003/2018
                                                                                                  Price Chopper 2008/2028

  Green Ridge Plaza        Scranton          1986 (C)        Fee         197,622        61% (13)  Ames 2007/2037

  Kingston Plaza           Kingston          1982 (C)        Fee          64,824       100%       Price Chopper 2006/2026
                                                                                                  Dollar General 2001/2007
  Luzerne Street Shopping
   Center                  Scranton          1983 (A)        Fee          57,715       100%       Price Chopper 2004/2024 (14)
                                                                                                  Eckerd Drug 2004/2019

  Mark Plaza               Edwardsville      1968 (C)        LI (9)      213,821        91%       Kmart 2004/2054
                                                                                                  Redner's Markets 2018/2028

  Monroe Plaza             Stroudsberg       1964 (C)        Fee         130,569       100%       Ames 2009/2024
                                                                                                  Shop-Rite 2005/2023
                                                                                                  Eckerd Drug 2002/2012
  Mountainville Shopping
   Center                  Allentown         1983 (A)        Fee         114,247        99%       Acme 2004/none (14)
                                                                                                  Eckerd Drug 2004/2024

  Pittston Plaza           Pittston          1994 (C)        Fee          79,568       100%       Redner's Markets 2018/2028
                                                                                                  Eckerd Drug 2006/2016

  Plaza 15                 Lewisburg         1995 (A)        Fee         113,530        98%       Weis Markets 2001/2021
                                                                                                  Ames 2006/2021

  Plaza 422                Lebanon           1972 (C)        Fee         154,791        87%       Ames 2001/2021
                                                                                                  Giant Food 2004/2029 (15)

  Route 6 Mall             Honesdale         1994 (C)        Fee         175,482        95%       Kmart 2020/2070

  Shillington Plaza        Reading           1994 (A)        Fee         150,742       100%       Kmart 2004/2049
                                                                                                  Weis Markets 2001/2016

  Tioga West               Tunkhannock       1965 (C)        Fee         122,338       100%       BiLo 2014/2023
                                                                                                  Ames 2005/2015
                                                                                                  Eckerd Drug 2005/2015

  Union Plaza              New Castle        1996 (C)        Fee         217,992       100%       Sears 2011/2031
                                                                                                  Ames 2017/2027
                                                                                                  Peebles 2018/2027

  Valmont Plaza            West Hazleton     1985 (A)        Fee         200,164        77%       Ames 2007/2022 (14)

Virginia

  Kings Fairgrounds        Danville          1992 (A)        LI (9)      118,535       100%       Schewel Furniture 2006/2011
                                                                                                  Tractor Supply Co. 2008/2023
                                                                                                  CVS 2002/2012


                                              Year                                  Occupancy (1)       Anchor Tenants (2)
Shopping Center                           Constructed(C)  Ownership                      %           Current Lease Expiration
   Property                Location        Acquired(A)    Interest          GLA      12/31/00        Lease Option Expiration
------------------------------------------------------------------------------------------------------------------------------------
SOUTHEAST REGION
Alabama

  Midway Plaza             Opelika           1984 (A)        Fee         207,538        77%       Office Depot 2007/2022
                                                                                                  Beall's Outlet 2001/none

  Northside Mall           Dothan            1986 (A)        LI/Fee (9)  382,299        65%       Wal*Mart 2004/2034

Florida

  New Smyrna Beach         New Smyrna
  Shopping Center           Beach            1983 (A)        Fee         101,321       100%       Beacon Theater 2005/2025

Georgia

  Cloud Springs Plaza      Fort Oglethorpe   1985 (A)        Fee         113,367        93%       Food Lion 2011/2031
                                                                                                  Consolidated Stores 2005/none
                                                                                                  Badcock Furniture 2005/2010
South Carolina

  Martintown Plaza         North Augusta     1985 (A)        LI (9)      133,892        76%       Belk's Store 2004/2024
                                                                                                  Office Depot 2008/2018

  Wesmark Plaza            Sumter            1986 (A)        Fee         204,783        92%       Staples 2005/2020
                                                                                                  Beacon Theater 2009/2019
                                                                                                  Goody's 2005/2015
MIDWEST REGION
Illinois

  Hobson West Plaza        Naperville        1998 (A)        Fee          99,950        94%       Eagle Foods 2007/2032

Indiana

  Merrillville Plaza       Hobart            1998 (A)        Fee         235,420       100%       JC Penney 2008/2018
                                                                                                  Office Max 2008/2028
                                                                                                  TJ Maxx 2004/2009
Michigan

  Bloomfield Town Square   Bloomfield Hills  1998 (A)        Fee         213,903        71%       TJ Maxx 2003/2013
                                                                                                  Office Max 2010/2025
                                                                                                  Home Goods 2010/2025
Ohio

  Mad River Station       Dayton             1999 (A)        Fee         153,968        90%       Office Depot 2005/2010
                                                                                                  Babies -R- Us 2005/2020
PROPERTY HELD IN JOINT VENTURE (16)

New York

  Crossroads Shopping
  Center                   White Plains      1998            JV          310,919        98%       Kmart 2012/2037
                                                                                                  Waldbaum's 2007/2032
                                                                                                  B. Dalton 2012/2022
                                                                                                  Modell's 2002/none
                                                                                                  Pergament 2009/2019
                                                                      ----------       ----

                                                             Total     8,670,957        90%
                                                                      ==========       ====

Notes:

(1)  Does not include space leased but not yet occupied by the tenant

(2)  Generally, Anchors GLA comprises at least 10% of the GLA of the center

(3) In addition to the 16,834 square feet of retail GLA, this property also has 21 apartments comprising 14,434 square feet

(4)  Includes a 92,500 square foot Wal*Mart which is not owned by the Company

(5) The Company recaptured the former lease with Caldors for 85,800 square feet in October 1999 and is currently negotiating with a national discount retailer for this space

(6) Bradlees declared Chapter 11 bankruptcy on November 17, 2000. This lease has been neither rejected nor affirmed to date. The Company has received notification that the lease is to be assumed by a national home improvement retailer

(7) The planned redevelopment of this property, which included the recapture of the former Grand Union space, has been temporarily delayed following the assignment of this lease to Shaw's supermarket

(8) Grand Union declared Chapter 11 bankruptcy on October 3, 2000. This lease has been neither rejected nor affirmed to date. The Company has executed a lease with A&P to construct a new store upon the expiration of the Grand Union lease in April 2001

(9)  The Company is a ground lessee under a long-term ground lease

(10) Pergaments filed Chapter 11 Bankruptcy on March 22, 2001. The lease has been neither rejected nor affirmed to date

(11) Includes a 160,000 square foot Target Store currently under construction which is not owned by the Company

(12) The Company holds a fee interest in a portion of the Dunmore Plaza and an equitable interest in the land on the remaining portion. An industrial development authority holds the fee for this remaining portion and the equitable interest in the building on such remaining portion is held by an unrelated entity. The Company receives and accounts for most of its income from this property as percentage rent

(13) Does not include 61,406 square feet leased, but not yet occupied, by Giant Food

(14) This tenant has ceased operating in their space but continues to pay rent pursuant to the lease

(15) This space is currently being sub-leased to a non-grocery store tenant

(16) The Company has a 49% investment in this property

MAJOR TENANTS

No individual retail tenant accounted for more than 6.7% of minimum rents for the year ended December 31, 2000 or 11.1% of total leased GLA as of December 31, 2000. The following table sets forth certain information for the 25 largest retail tenants based upon minimum rents in place as of December 31, 2000. The table does not include leases related to the Company's joint venture property (GLA and rent in thousands):


                                                                                                 Percentage of Total
                                                                                             Represented by Retail Tenant
                                                                                             ----------------------------
                                 Number of
      Retail                     Stores in           Total          Annualized Base             Total          Annualized Base
      Tenant                     Portfolio            GLA               Rent (1)          Portfolio GLA (2)         Rent (2)
      ------                     ---------           -----          ---------------      ------------------    ---------------
Kmart                                 9             924,282          $ 3,431,692                 11.1%                6.7%
Ames (3)                             11             815,171            2,479,383                  9.8%                4.8%
Price Chopper (4)                     6             267,197            1,596,727                  3.2%                3.1%
Eckerd Drug (5)                      14             169,563            1,354,990                  2.0%                2.6%
T.J. Maxx                             7             207,543            1,288,861                  2.5%                2.5%
Shaw's                                3             134,217            1,141,084                  1.6%                2.2%
Walmart                               2             232,540            1,116,575                  2.8%                2.2%
Acme (Albertson's) (6)                3             109,064            1,004,080                  1.3%                2.0%
Fashion Bug (7)                      11             120,294              876,391                  1.4%                1.7%
Pathmark                              1              63,000              837,270                  0.8%                1.6%
Redner's Supermarket                  2             111,739              837,112                  1.3%                1.6%
Restoration Hardware                  1              12,292              830,000                  0.1%                1.6%
PharMor                               2              90,471              820,346                  1.1%                1.6%
A&P (Waldbaum's)                      1              64,665              730,000                  0.8%                1.4%
Sears                                 2             159,640              703,230                  1.9%                1.4%
Blockbuster Video                     5              28,266              668,957                  0.3%                1.3%
Penn Traffic                          2              85,896              635,811                  1.0%                1.2%
Stern's (Federated) (8)               1              73,349              610,745                  0.9%                1.2%
CVS                                   6              62,610              625,855                  0.7%                1.2%
Clearview Cinemas (9)                 1              25,400              596,250                  0.3%                1.2%
Kay Bee Toys                          5              41,025              559,050                  0.5%                1.1%
Payless Shoe Source                  12              41,209              553,470                  0.5%                1.1%
JC Penney                             2              72,580              546,747                  0.9%                1.1%
Office Depot                          3              83,821              499,817                  1.0%                1.0%
Circuit City                          1              33,294              449,469                  0.4%                0.9%
                                 ------           ---------          -----------                ------              ------

                   Total            113           4,029,128          $24,793,912                 48.2%               48.2%
                                 ======           =========          ===========                ======              ======


(1) Base rents do not include percentage rents (except where noted), additional rents for property expense reimbursements, and contractual rent escalations due after December 31, 2000

(2) Represents total GLA and annualized base rent for the Company's retail properties excluding mixed-use and joint venture properties

(3) The tenant is currently not operating the store at the Valmont Plaza. They are obligated, and continue, to pay annual minimum rent of $220,000 until the lease expires in January 31, 2007.

(4) The tenant is currently not operating the store at the Luzerne Street Shopping Center. They are obligated, and continue, to pay annual minimum rent of $177,650 until the lease expires in April 30, 2004.

(5) Subsidiary of JC Penney. The store at the Route 6 Mall has ceased operating but continues to pay annual rent of $106,560 through January 31, 2011 pursuant to the lease

(6) The tenant is currently not operating the store at the Mountainville Shopping Center. They are obligated, and continue, to pay annual minimum rent of $85,416 until the lease expires in June 30, 2004.

(7) This tenant pays percentage rent only (no minimum rent) at 8 of these locations. Included in the above rent is $659,763 of percentage rent paid for calendar 2000

(8)  The Company has been notified that this store will be converted to a Macy's

(9)  Subsidiary of Cablevision

LEASE EXPIRATIONS

The following table shows scheduled lease expirations for retail tenants in place as of December 31, 2000, assuming that none of the tenants exercise renewal options. The table does not include leases related to the Company's joint venture property (GLA and rent in thousands):

                                                                                          Percentage of Total
                                                                                    Represented by Expiring Leases
                                                                                    -------------------------------

                           Number of        GLA of Expiring    Annualized Base                       Annualized Base
     December 31,       Leases Expiring          Leases            Rent(1)           Leased GLA             Rent
     ------------       ---------------     ---------------   ------------           ----------       --------------
         2001                 145                 779            $ 5,100                 10%                 10%
         2002                  87                 380              3,524                  5%                  7%
         2003                  90                 533              4,270                  7%                  8%
         2004                  80               1,337              6,330                 18%                 12%
         2005                  81                 815              6,058                 11%                 12%
         2006                  26                 356              1,944                  5%                  4%
         2007                  20                 522              3,056                  7%                  6%
         2008                  28                 332              3,085                  5%                  6%
         2009                  29                 466              2,435                  6%                  5%
         2010                  19                 235              2,438                  3%                  5%
   Thereafter                  34               1,558             13,226                 23%                 25%
                              ---               -----            -------                ----                ----
        Total                 639               7,313            $51,466                100%                100%
                              ===               =====            =======                ====                ====

(1) Base rents do not include percentage rents, additional rents for property expense reimbursements, nor contractual rent escalations due after December 31, 2000.

GEOGRAPHIC CONCENTRATIONS

         The following table summarizes the Company's retail properties (including joint venture property) by region as of December 31, 2000 (GLA and rent in thousands):

                                                                                                      Percentage of Total
                                                                                                     Represented by Region
                                                                                Annualized Base      -----------------------
                                                              Annualized Base   Rent per Leased              Annualized Base
             Region                GLA           Occupied %       Rent(1)         Square Foot         GLA          Rent
             ------                ---           --------        -------        ---------------       ---    ---------------
New England                         717              97%         $  5,711            $ 8.21            8%           10%
New York Region                   1,850              92%           17,127             10.04           21%           30%
Mid-Atlantic                      3,356              93%           15,192              4.85           39%           27%
Southeast                         1,143              79%            3,979              4.39           13%            7%
Midwest                             703              88%            6,457             10.43            8%           12%
                                  -----            -----         --------            ------          ----          ----
                                  7,769              91%           48,466              6.87           89%           86%

Redevelopment Properties (2)        591              70%            3,000             11.73            7%            5%
Joint Venture Property (3)          311              98%            4,993             16.45            4%            9%
                                  -----            -----         --------            ------          ----          ----
              Total               8,671              90%         $ 56,459            $ 7.36          100%          100%
                                  =====            =====         ========            ======          ====          ====

(1) Base rents do not include percentage rents, additional rents for property expense reimbursements, nor contractual rent escalations due after December 31, 2000.
(2)  The Company currently has four redevelopment projects
(3)  The Company has a 49% investment in this property

MULTI-FAMILY PROPERTIES

         The Company owns five multi-family properties located in the Mid-Atlantic and Midwest regions. The properties average 455 units and as of December 31, 2000, had an average occupancy rate of 92%. The following sets forth more specific information with respect to each of the Company's multi-family properties at December 31, 2000:

                Multi-family                                                   Ownership
                  Property                        Location     Year Acquired    Interest       Units       % Occupied
------------------------------------------------------------------------------------------------------------------------
Maryland


         Glen Oaks Apartments (1)                 Greenbelt         1998           Fee          463            100%

         Marley Run Apartments (1)                Pasadena          1998           Fee          336             96%

Missouri

    Gate House, Holiday House, Tiger Village      Columbia          1998           Fee          592             96%

          Colony Apartments                       Columbia          1998           Fee          282             96%

North Carolina

          Village Apartments                      Winston Salem     1998           Fee          600             79%
                                                                                              -----             ---
                                                                    Totals                    2,273             92%
                                                                                              =====             ===


(1) These properties were held for sale as of December 31, 2000

ITEM 3.  LEGAL PROCEEDINGS

         As further discussed in the notes to the consolidated financial statements appearing in Item 8 of this Annual Report on Form 10-K, on December 31, 1998, the Company and Jack Wertheimer, a former President of the Company, settled certain litigation filed by Mr. Wertheimer in connection with his termination of employment and entered into an agreement whereby the Company paid Mr. Wertheimer $1.0 million on December 31, 1998 and $900,000 on April 1, 1999 and agreed to pay him five annual payments of $200,000 commencing January 10, 2000, the first of which was paid on such date. Pursuant to this agreement, the Company has obtained a standby letter of credit to collateralize these future payments.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of 2000.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
        MATTERS

(a) Market Information

         The following table shows, for the period indicated, the high and low sales price for the Common Shares as reported on the New York Stock Exchange (the "NYSE"), and cash dividends paid during the two years ended December 31, 2000 and 1999.

                                                                       Dividend
 Quarter Ended                   High                    Low          Per Share
 -------------                   ----                    ---          ---------

     2000

March 31, 2000                  5 7/16                   4 13/16       $ 0.12
June 30, 2000                   6                        5 3/16          0.12
September 30, 2000              6 3/16                   5 3/4           0.12
December 31, 2000               6 1/8                    5 5/8           0.12


     1999

March 31, 1999                  5 1/2                    5             $ 0.12
June 30, 1999                   5 3/4                    4 15/16         0.12
September 30, 1999              5 5/8                    5               0.12
December 31, 1999               5 3/16                   4 1/2           0.12

At March 21, 2001, there were 223 holders of record of the Company's Common Shares.

(b) Dividends

         The Company has determined that 100% of the total dividends distributed to shareholders in 2000 represented ordinary income. The Company's cash flow is affected by a number of factors, including the revenues received from rental properties, the operating expenses of the Company, the interest expense on its borrowings, the ability of lessees to meet their obligations to the Company and unanticipated capital expenditures. Future dividends paid by the Company will be at the discretion of the Trustees and will depend on the actual cash flows of the Company, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Trustees deem relevant.

ITEM 6. SELECTED FINANCIAL DATA

    The following table sets forth, on a historical basis, selected financial data for the Company. This information should be read in conjunction with the audited consolidated financial statements of the Company and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this Annual Report on Form 10-K.


                                                                             Year ended December 31,
                                            -----------------------------------------------------------------------------------
                                                 2000              1999            1998(1)               1997             1996
                                            -----------------------------------------------------------------------------------
OPERATING DATA:
Revenues                                    $   96,758         $   92,709        $   59,771           $  44,498       $  43,796
                                            -----------------------------------------------------------------------------------
Operating expenses                              39,723             38,483            28,485              17,055          17,868
Interest and other financing expense            25,163             23,314            18,302              15,444          12,733
Depreciation and amortization                   20,460             19,887            15,795              13,768          13,398
                                            -----------------------------------------------------------------------------------
  Total                                         85,346             81,684            62,582              46,267          43,999
                                            -----------------------------------------------------------------------------------
                                                11,412             11,025            (2,811)             (1,769)           (203)

Non-recurring charges (2)                           -                   -            (2,249)                  -               -
Equity in earnings of unconsolidated
  partnerships                                     645                584               256                   -               -
Adjustment of carrying value of property
held for sale                                        -                  -           (11,560)                  -            (392)
                                            -----------------------------------------------------------------------------------


Income (loss) before gain (loss) on sale,
  extraordinary items and minority interest     12,057             11,609           (16,364)            (1,769)            (595)
Gain (loss) on sale of properties               13,742             (1,284)             (175)               (12)              21
Extraordinary item - loss on early
  extinguishment of debt                             -                  -              (707)                -              (190)
Minority interest                               (5,892)            (3,130)            3,348                217               40
                                            -----------------------------------------------------------------------------------
Net income (loss)                           $   19,907         $    7,195        $  (13,898)          $  (1,564)      $    (724)
                                            ===================================================================================
Net income (loss) per Common Share
  - basic and diluted                       $     0.75         $     0.28        $    (0.91)          $   (0.18)      $   (0.08)
                                            ===================================================================================
Weighted average number of Common
   Shares outstanding
  - basic                                   26,437,265         25,708,787        15,205,962           8,551,930       8,546,553
  - diluted  (3)                            26,437,265         25,708,787        15,205,962           8,551,930       8,546,553

                                            ===================================================================================

Funds from Operations (4)                   $   31,789         $   31,160        $   15,073           $  11,003       $  12,536
                                            ===================================================================================
Funds from Operations per share (5)         $     0.89         $     0.85        $     0.74           $    1.08       $    1.23
                                            ===================================================================================

BALANCE SHEET DATA:
   Real estate before accumulated
     depreciation                           $  514,139         $  569,521        $  551,249           $ 311,688       $ 307,411
   Total assets                                523,611            570,803           528,512             254,500         258,517
   Total mortgage indebtedness                 277,112            326,651           277,561             183,943         172,823
   Minority interest - Operating
      Partnership                               48,959             74,462            79,344               9,244          10,752
   Total equity                                179,317            152,487           154,591              48,800          56,806


Notes:

(1) Activity for the year ended December 31, 1998 includes the operations of the properties acquired in the RDC Transaction from August 12, 1998 through December 31, 1998.

(2) Non-recurring charges represent expenses incurred in 1998 related to the RDC Transaction including payments made to certain officers and key employees pursuant to change in control provisions of employment contracts, severance paid to Mr. Slomowitz, retention bonuses for certain employees and transaction-related consulting and professional fees.

(3) For 2000 through 1996, the weighted average number of shares outstanding on a diluted basis is not presented as the inclusion of additional shares is anti-dilutive.

(4) The Company, along with most industry analysts, consider funds from operations ("FFO") as defined by the National Association of Real Estate Investment Trusts ("NAREIT") as an appropriate supplemental measure of operating performance. However, FFO does not represent cash generated from operations as defined by generally accepted accounting principles and is not indicative of cash available to fund cash needs. It should not be considered as an alternative to net income for the purpose of evaluating the Company's performance or to cash flows as a measure of liquidity. Generally, NAREIT defines FFO as net income (loss) before gains (losses) on sales of property, non-recurring charges and extraordinary items, adjusted for depreciation of real estate and amortization of capitalized leasing costs. FFO for 1998 through 1996 has been restated to include straight-line rent.

(5) Includes weighted average OP Units as follows: 2000 - 9,168,230; 1999 - 10,883,184; 1998 - 5,252,815; 1997 and 1996 - 1,623,000.

ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

Comparison of the year ended December 31, 2000 ("2000") to the year ended December 31, 1999 ("1999")

Total revenues increased $4.1 million, or 4%, to $96.8 million for 2000 compared to $92.7 million for 1999.

Minimum rents increased $1.2 million, or 2%, to $74.2 million for 2000 compared to $73.0 million for 1999. Of this increase, $2.0 million was attributable to the redevelopment of 239 Greenwich Avenue and re-anchoring of the Ledgewood Mall (the "1999 Redevelopments"). Additionally, the full year effect in 2000 of the acquisition of the Mad River Shopping Center in February 1999, the Gateway Shopping Center in May 1999 and the Pacesetter Park Shopping Center in November 1999 (the "1999 Acquisitions") resulted in an increase of $1.3 million. These increases were partially offset by $1.4 million of non-recurring income received in 1999 related to two settlements with former tenants and a $1.0 million decrease in rents resulting from the planned termination of various tenant leases at the Abington Towne Center as part of the redevelopment and partial sale of the center.

Expense reimbursements increased $444,000, or 3%, from $13.8 million for 1999 to $14.2 million for 2000. An increase in real estate tax reimbursements of $601,000 was primarily the result of the 1999 Acquisitions and 1999 Redevelopments. This was partially offset by a $157,000 decrease in common area maintenance ("CAM") expense reimbursements. This net decrease in CAM reimbursements was primarily a result of a $379,000 decrease in reimbursements following the termination of tenant leases in connection with the redevelopment of the Abington Towne Center, partially offset against an increase in reimbursements related to the 1999 Acquisitions.

Other income increased $2.4 million, or 83%, from $2.9 million in 1999 to $5.3 million in 2000. $2.0 million of this increase was attributable to lease termination income received from former tenants at the Abington Towne Center.

Total operating expenses increased $1.8 million, or 3%, to $60.2 million for 2000, from $58.4 million for 1999.

Property operating expenses increased $1.6 million, or 7%, to $23.2 million for 2000 compared to $21.6 million for 1999. This increase was primarily attributable to higher payroll costs and CAM expenses throughout the portfolio as well as a $557,000 increase due to the 1999 Acquisitions. These increases were partially offset against a decrease in bad debt expense in 2000.

Real estate taxes increased $928,000, or 9%, from $10.5 million for 1999 to $11.4 million for 2000. Of this increase, $759,000 was a result of a higher assessment at the Ledgewood Mall following the re-anchoring of Wal*Mart and Circuit City and the 1999 Acquisitions. The balance of this increase was experienced throughout the portfolio.

Depreciation and amortization increased $573,000, or 3%, from $19.9 million for 1999 to $20.5 million for 2000. This increase was attributable to a $633,000 increase in depreciation expense, which was primarily related to the redevelopment of 239 Greenwich Avenue and the 1999 Acquisitions.

General and administrative expense decreased $1.3 million, or 21%, from $6.3 million for 1999 to $5.0 million for 2000. This variance was primarily the result of a $766,000 decrease in third party professional fees in 2000 and a $189,000 decrease in office rent expense following the relocation of the Pennsylvania regional office.

Interest expense of $25.2 million for 2000 increased $1.9 million, or 8%, from $23.3 million for 1999. Of the increase, $532,000 was a result of higher average outstanding borrowings related to property redevelopments, $418,000 was due to a higher weighted average interest rate on the portfolio and $899,000 was attributable to less capitalized interest in 2000.

Comparison of the year ended December 31, 1999 ("1999") to the year ended December 31, 1998 ("1998")

The following comparison references the effect of the properties acquired on August 12, 1998 as a result of the RDC Transaction (the "RDC Properties").

Total revenues increased $32.9 million, or 55%, to $92.7 million for 1999 compared to $59.8 million for 1998.

Minimum rents increased $26.1 million, or 56%, to $73.0 million for 1999 compared to $46.9 million for 1998. $21.4 million, or 82%, of the increase was attributable to the RDC Properties. $1.4 million, or 5%, of the increase was attributable to amounts received as a result of two settlements. The first settlement was related to the liability of a tenant-assignor of a lease to a former tenant who had filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy laws ("Chapter 11") and the second was with respect to certain claims related to the Chapter 11 proceedings for the Penn Traffic Company. The remaining increase was primarily due to two property acquisitions, a redevelopment project placed in service subsequent to 1998, and anchor replacements at the Ledgewood Mall.

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

Non-recurring charges of $2.2 million in 1998 were related primarily to payments made to certain officers and key employees pursuant to change in control provisions of employment contracts, severance paid to the Former Principal Shareholder, retention bonuses for certain employees and RDC Transaction related consulting and professional fees.

Settlement of litigation of $2.4 million in 1998 resulted from the agreement between the Company and its former President whereby the Company paid $1.0 million in 1998 and recorded a liability of $1.4 million based on future contractual payments to be made commencing April 1999 through January 2004.

The adjustment of carrying value of properties held for sale represents a 1998 non-cash charge of $11.6 million to write-down three properties to their estimated net realizable value pursuant to a disposition plan. One of these properties was sold in 1998 and the remaining two were sold in 1999.

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

The $707,000 extraordinary loss in 1998 was a result of the write-off of deferred financing fees as a result of the repayment of the related debt.

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

Generally, NAREIT defines FFO as net income (loss) before gains (losses) on sales of property, non-recurring charges and extraordinary items, adjusted for depreciation of real estate and amortization of capitalized leasing costs. The reconciliation of net income to FFO for the years ended December 31, 2000, 1999 and 1998 is as follows:

        Reconciliation of Net Income (Loss) to Funds from Operations


                                                               For the Year Ended December 31,
                                                              2000          1999         1998 (a)
                                                            -------      ---------     ---------
Net income (loss)                                           $19,907       $ 7,195      $(13,898)
Depreciation of real estate and amortization of leasing
 costs:
   Wholly owned and consolidated partnerships                19,325        18,949        14,925
   Unconsolidated  partnerships                                 625           626           231
Non-recurring RDC transaction charges (b)                        --            --         2,249
Settlement of Litigation                                         --            --         2,358
Income (loss) attributable to minority interest (c)           5,674         3,106        (3,348)
(Gain) loss on sale of properties                           (13,742)        1,284           175
Adjustment of carrying value of properties held for
 sale                                                            --            --        11,560
Other adjustments                                                --            --           114
Extraordinary item - loss on extinguishment of debt              --            --           707
                                                            -------       -------       -------
Funds from operations                                       $31,789       $31,160       $15,073
                                                            =======       =======       =======
Funds from operations per share (d)                         $ 0. 89       $  0.85       $  0.74
                                                            =======       =======       =======

Notes:

      (a) FFO for the year ended December 31, 1998 has been restated to include straight-line rents (net of write-offs) of $353.

      (b) The Company acquired substantially all of the interests of RD Capital on August 12, 1998.

      (c) Does not include distributions paid to Preferred OP
          Unitholders.

      (d) FFO per share is computed based on the weighted average number of Common Shares outstanding for the years ended December 31, 2000, 1999 and 1998 of 26,437,265, 25,708,787 and 15,205,962, respectively. It also assumes full conversion of a weighted average 9,168,230, 10,833,184 and 5,252,815 OP Units into Common Shares for the years ended December 31, 2000, 1999 and 1998.

LIQUIDITY AND CAPITAL RESOURCES

Uses of Liquidity

The Company's principal uses of its liquidity are expected to be for distributions to its shareholders and OP unitholders, debt service and loan repayments, and property investment which includes acquisition, redevelopment, expansion and retenanting activities. In order to qualify as a REIT for Federal income tax purposes, the Company must currently distribute at least 95% of its taxable income to its shareholders. Effective 2001, the requirement will be reduced to 90% pursuant to the REIT Modernization Act passed in 1999. On December 13, 2000, the Board of Trustees of the Company approved and declared a cash quarterly dividend for the quarter ended December 31, 2000 of $0.12 per Common Share and Common OP Unit. The dividend was paid on January 15, 2001 to the shareholders of record as of December 29, 2000. The Board of Trustees also approved a distribution of $22.50 per Preferred OP Unit which was paid on January 15, 2001.

Property Redevelopment and Expansion

The Company's redevelopment program focuses on selecting well-located neighborhood and community shopping centers and creating significant value through retenanting and property redevelopment. The Company currently has four properties under redevelopment as follows:

Abington Towne Center - The Company has completed the first phase of redevelopment of this previously enclosed multi-level mall located in the Philadelphia suburb of Abington, Pennsylvania. In December 2000, the Company sold approximately 160,000 square feet representing the top two floors and the rear portion of the ground level and the related parking area to the Target Corp. ("Target") for $11.5 million. Target is currently building out the space and is expected to open prior to the end of 2001. The Company has "de-malled" the balance of the center consisting of approximately 46,000 square feet of the main building and 14,000 square feet of store space in outparcel buildings which it will continue to own and operate. An existing anchor, T.J. Maxx, was relocated to a 27,000 square foot space in the Company's portion of the main building and reopened for business during November 2000. As of December 31, 2000, costs incurred on this project totaled $3.6 million. Remaining costs projected to complete the redevelopment of this property are approximately $370,000.

Elmwood Park Shopping Center - During 2000, the Company commenced with the sitework on the redevelopment of this center located in Elmwood Park, New Jersey, approximately ten miles west of New York City. The redevelopment consists of reanchoring, renovating and expanding the existing 125,000 square foot shopping center by 30,000 square feet. The new anchor, a 48,000 square foot free-standing A&P supermarket, will replace an undersized (28,000 square feet) in-line Grand Union supermarket when completed. The project also includes the expansion of an existing Walgreens drug store. As of December 31, 2000, costs incurred on this project totaled $563,000. The Company expects remaining redevelopment costs of approximately $8.7 million to complete this project in 2002. In conjunction with the A&P supermarket rent commencement, the Operating Partnership is also obligated to issue OP Units equal to $2.75 million as discussed in Item 8, Note 2 to the Consolidated Financial Statements.

Methuen Shopping Center - This center, located in Methuen, Massachusetts (part of the Boston metropolitan statistical area) was formally anchored by a Caldor department store. The Company acquired this lease out of bankruptcy and is currently in final lease negotiations with a national discount retailer for an 89,000 square foot department store. Projected costs to complete this project are approximately $400,000.

Gateway Shopping Center - The redevelopment of the Gateway Shopping Center, a partially enclosed mall located in Burlington, Vermont, includes the recapture of a 32,000 square foot former Grand Union store, demolition of 70% of the property and the construction of a new anchor tenant. Following the bankruptcy of Grand Union, the lease was assigned to Shaw's supermarket which has resulted in a temporary delay of the planned de-malling and redevelopment.

Additionally, the Company currently estimates that for the remaining portfolio, capital outlays of approximately $3.0 million will be required for tenant improvements, related renovations and other property improvements related to executed leases.

Share Repurchase Plan

The Company's repurchase of its Common Shares is an additional use of liquidity. In January 2001, the Board of Trustees approved a continuation and expansion of the Company's existing stock repurchase program. Management is authorized, at its discretion, to repurchase up to an additional $10.0 million of the Company's outstanding Common Shares. Through March 9, 2001, the Company had repurchased 1,781,742 (net of 86,063 shares reissued) at a total cost of $10.5 million under the expanded share repurchase program which allows for the repurchase of up to $20.0 million of the Company's outstanding Common Shares. The program may be discontinued or extended at any time and there is no assurance that the Company will purchase the full amount authorized.

Sources of Liquidity

Sources of capital for funding property acquisition, redevelopment, expansion and retenanting, as well as repurchase of Common Shares are expected to be obtained primarily from cash on hand, additional debt financings and sales of existing properties. As of December 31, 2000, the Company has a total of $27.9 million of additional capacity with three lenders, of which $23.0 million is available under a financing line with a bank which must be drawn by April 2001. The Company also has thirteen properties that are currently unencumbered and therefore available as potential collateral for future borrowings. The Company anticipates that cash flow from operating activities will continue to provide adequate capital for all debt service payments, recurring capital expenditures and REIT distribution requirements.

Financing and Debt

At December 31, 2000, mortgage notes payable aggregated $277.1 million and were collateralized by 45 properties and related tenant leases. Interest on the Company's mortgage indebtedness ranged from 7.5% to 9.6% with maturities that ranged from January 2001 to November 2021. Of the total outstanding debt, $153.2 million, or 55%, was carried at fixed interest rates with a weighted average of 8.3% and $123.9 million, or 45%, was carried at variable rates with a weighted average of 8.5%. Of the total outstanding debt, $83.6 million will become due by 2002, with scheduled maturities of $18.0 million at a weighted average interest rate of 7.8% in 2001 and $65.6 million with a weighted average interest rate of 8.2% in 2002. As the Company does not anticipate having sufficient cash on hand to repay such indebtedness, it will need to refinance this indebtedness or select other alternatives based on market conditions at that time.

The following summarizes the financing and refinancing transactions since December 31, 1999:

On January 8, 2001, the Company partially repaid $10.1 million of fixed-rate mortgage debt, which was secured by two of the Company's properties, with a life insurance company. Following this repayment from working capital, the remaining balance of $7.9 million was converted to a variable-rate facility which is secured by one of the Company's properties, requires the monthly payments of interest at LIBOR plus 200 basis points and principal amortized over 25 years, and matures January 10, 2002.

On December 22, 2000, the Company closed on two fixed-rate financings with a bank for $11.1 million and $5.6 million, each of which are secured by one of the Company's properties. The loans, which mature January 1, 2011, require monthly payments of interest at 7.55% and principal amortized over 30 years. Approximately $13.2 million of the proceeds were used to retire existing debt, $454,000 for various closing costs and funding of escrows, and the balance of $3.0 million was available for working capital.

On December 11, 2000, the Company fully repaid $10.1 million of outstanding debt with a life insurance company following the sale of a portion of the property which secured the debt.

On October 13, 2000, the Company refinanced $36.0 million of maturing debt with a life insurance company, with two new loans from the same lender. The Company repaid $5.0 million prior to refinancing the balance of the maturing debt. The first loan, which is a fixed-rate facility secured by two of the Company's properties, was for $25.2 million and requires the monthly payment of interest at a rate of 8.13% and principal amortized over 25 years. The loan matures in November 2010. The second loan, which is a variable-rate facility secured by three of the Company's properties, was for $10.8 million and requires the monthly payment of interest at LIBOR plus 200 basis points and matures in November 2003. Commencing 18 months after the closing, the loan also requires the monthly payment of principal amortized over 25 years. Both loans are cross-collateralized with all five properties. Furthermore, with respect to the variable-rate facility, the Company is required to deposit 50% of the monthly net cash flow after debt service, which will be used to fund future property and tenant improvements at the collateral properties.

On July 19, 2000, the Company closed on a facility with a bank, which provides for the borrowing of up to $10.0 million. The variable-rate facility, which is secured by one of the Company's properties, matures in August 2003 and requires the monthly payment of interest at the rate of LIBOR plus 175 basis points and principal amortized over 25 years. At closing, the Company borrowed $9.0 million under this facility, of which $7.1 million of proceeds were used to retire existing debt with another lender, $149,000 for various closing costs and the balance was available for working capital. The Company may draw the additional $1.0 million subject to certain lender requirements including debt-service and collateral value.

On March 30, 2000, the Company closed on a $59.0 million secured financing line with a bank (the "Line"). The Line is secured by five of the seven properties that collateralized a loan with a life insurance company which was retired using $30.7 million of the proceeds from the initial $36.0 million funding. The balance of the Line must be drawn by April 2001. The Line matures April 1, 2005 and requires the monthly payment of interest at a variable-rate of LIBOR plus 175 basis points and principal amortized over 30 years. After September 2001, the debt can be prepaid without prepayment or yield maintenance fees. As of December 31, 2000, $35.8 million was outstanding under the Line.

On March 23, 2000, the Company fully repaid $4.6 million of outstanding debt with a bank which was collateralized by one of the Company's properties.

On February 8, 2000, the Company closed on a revolving credit facility with a bank, which provides for the borrowing of up to $7.4 million. The variable-rate facility, which is secured by one of the Company's properties, matures in March 2003 and requires the monthly payment of interest at the rate of LIBOR plus 150 basis points (the rate increases by an additional 25 basis points if the amount outstanding under the facility exceeds 50% of the value of the collateral). The monthly repayment of principal amortized over 25 years is required only if the Company draws the full amount available under the facility. As of December 31, 2000, the Company had $3.5 million outstanding under this facility.

On January 31, 2000, the Company repaid $23.1 million of outstanding debt with a life insurance company from working capital. The remaining outstanding debt of $30.8 with this lender was fully repaid with the proceeds from the March 30, 2000 bank financing as described above.

Asset Sales

Asset sales are an additional source of liquidity for the Company. During 2000, the Company sold a non-core asset in connection with its ongoing program of evaluatingand optimizing the property portfolio with respect to property locations, tenant profiles, cash flows and future capital appreciation. On December 14, 2000, the Company sold the Northwood Centre, located in Tallahassee, Florida, for $31.5 million. The buyer assumed the mortgage balance of $22.1 million and acquired various mortgage-related escrows for $1.8 million that, following additional net closing adjustments and costs resulted in net proceeds of $11.0 million to the Company. Additionally, there were two sales to anchor tenants as part of the Company's reanchoring and retenenating programs during 2000. On December 11, 2000, the Company sold approximately 160,000 square feet of the main building and related parking lot at the Abington Towne Center to the Target Corporation for $11.5 million as previously discussed. Net proceeds from the sale were $1.4 million following the repayment of the mortgage balance of $10.1 million and additional net closing adjustments and costs. On August 25, 2000, the Company sold 13 acres at the Union Plaza, located in New Castle, Pennsylvania, to Lowes Home Center, Inc., which is constructing a 130,000 square foot store at the location. Proceeds from this sale totaled $1.9 million.

HISTORICAL CASH FLOW

The following discussion of historical cash flow compares the Company's cash flow for the year ended December 31, 2000 ("2000") with the Company's cash flow for the year ended December 31, 1999 ("1999").

Net cash provided by operating activities increased from $25.9 million for 1999 to $32.6 million for 2000. This variance was primarily attributable to an increase in cash provided by changes in operating assets and liabilities, primarily accounts receivable and accounts payable, for 2000.

Net cash provided by investing activities of $8.2 million for 2000 increased $28.2 million compared to $19.9 million used during 1999. This was the result of an increase in net sales proceeds of $18.3 million received in 2000 versus 1999, a $9.2 million decrease in expenditures for real estate acquisitions, development and tenant installations in 2000 and $688,000 of additional distributions received from investments in unconsolidated partnerships in 2000.

Net cash used in financing activities of $54.0 million for 2000 increased $68.2 million compared to $14.2 million provided in 1999. The increased use of cash resulted primarily from $116.2 million of additional cash used in 2000 for the repayment of debt, partially offset by an increase of $58.2 million of cash provided by additional borrowings in 2000. Additionally, dividends and distributions used an additional $4.1 million in 2000 and $5.7 million of additional cash was used in 2000 for the repurchase of Common Shares.

INFLATION

The Company's long-term leases contain provisions designed to mitigate the adverse impact of inflation on the Company's net income. Such provisions include clauses enabling the Company to receive percentage rents based on tenants' gross sales, which generally increase as prices rise, and/or, in certain cases, escalation clauses, which generally increase rental rates during the terms of the leases. Such escalation clauses are often related to increases in the consumer price index or similar inflation indexes. In addition, many of the Company's leases are for terms of less than ten years, which permits the Company to seek to increase rents upon re-rental at market rates if current rents are below the then existing market rates. Most of the Company's leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes, insurance and utilities, thereby reducing the Company's exposure to increases in costs and operating expenses resulting from inflation.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (the "Statement"). In June 1999, the FASB issued Statement No. 137, which deferred the effective date of Statement No. 133 requiring it to be adopted for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company will adopt the Statement effective January 1, 2001. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.

In December 1999, the Securities and Exchange Commission (the "SEC") released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition", to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. Specifically, SAB No. 101 provides guidance on lessors' accounting for contingent rent. SAB No. 101 did not require the Company to change existing revenue recognition policies and therefore had no impact on the Company's financial position at or results of operations for the year ended December 31, 2000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary market risk exposure is to changes in interest rates related to the Company's mortgage debt. See the consolidated financial statements and notes thereto included in this Annual Report for certain quantitative details related to the Company's mortgage debt.

Currently, the Company manages its exposure to fluctuations in interest rates primarily through the use of fixed-rate debt, LIBOR rate caps and interest rate swap agreements. As of December 31, 2000, the Company had total mortgage debt of $277.1 million of which $153.2 million, or 55%, is fixed-rate and $123.9 million, or 45%, is variable-rate based upon LIBOR plus certain spreads. $23.6 million of notional variable-rate principal is hedged through the use of LIBOR rate caps as of December 31, 2000. Of the total outstanding debt, $83.6 million will become due by 2002. As the Company intends on refinancing some or all of such debt at the then-existing market interest rates which may be greater than the current interest rate, the Company's interest expense would increase by approximately $836,000 annually if the interest rate on the refinanced debt increased by 100 basis points. Furthermore, interest expense on the Company's variable debt as of December 31, 2000 would increase by $1.0 million annually for a 100 basis point increase in interest rates. The Company may seek additional variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, the Company would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         This item is incorporated by reference from the definitive proxy statement for the Annual Meeting of Shareholders presently scheduled to be held on May 31, 2001, to be filed pursuant to Regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION

         This item is incorporated by reference from the definitive proxy statement for the Annual Meeting of Shareholders presently scheduled to be held on May 31, 2001, to be filed pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         This item is incorporated by reference from the definitive proxy statement for the Annual Meeting of Shareholders presently scheduled to be held on May 31, 2001, to be filed pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         This item is incorporated by reference from the definitive proxy statement for the Annual Meeting of Shareholders presently scheduled to be held on May 31, 2001, to be filed pursuant to Regulation 14A.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AMD REPORTS ON FORM 8-K

(a)      1.  Financial Statements -                       Form 10-K
             The following consolidated financial        Report Page
             information is included as a separate
             section of this annual report on
             Form 10-K

         ACADIA REALTY TRUST

Report of Independent Auditors                                F-2
Consolidated Balance Sheets as of
December 31, 2000 and 1999                                    F-3
Consolidated Statements of Operations
for the years ended December 31, 2000,
1999 and 1998                                                 F-4
Consolidated Statements of Shareholders'
Equity for the years ended December 31, 2000, 1999
and 1998                                                      F-5
Consolidated Statements of Cash Flows for
the years ended December 31, 2000, 1999
and 1998                                                      F-6
Notes to Consolidated Financial Statements                    F-8

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

10.1(c)           Certificate of Designation of               Incorporated by reference to
                  Series A Preferred Operating                to the copy thereof filed as an
                  Partnership Units of Limited                exhibit to the Company's Form
                  Partnership Interest of Acadia              10-K filed for the fiscal
                  Realty Limited Partnership                  year ended December 31, 1999


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

 10.36            Secured Promissory Note between             Incorporated by reference to
                  RD Absecon Associates, L.P. and             the copy thereof filed as an
                  Fleet Bank, N.A. dated February 8,          exhibit to the Company's
                  2000                                        Form 10-K filed for the fiscal
                                                              year ended December 31, 1999

 10.37            Mortgage Note between RD Branch             Incorporated by reference to
                  Associates, L.P. and North                  the copy thereof filed as an
                  Fork Bank dated November 22, 1999           exhibit to the Company's
                                                              Form 10-K filed for the fiscal
                                                              year ended December 31, 1999

 10.38            Promissory Note between 239                 Incorporated by reference to
                  Greenwich Associates, L.P. and First        the copy thereof filed as an
                  Union National Bank dated                   exhibit to the Company's
                  December 16, 1999                           Form 10-K filed for the fiscal
                                                              year ended December 31, 1999

 10.39            Note and Mortgage Assumption                Incorporated by reference to
                  Agreement between Acadia Mad River          the copy thereof filed as an
                  Property LLC and Lasalle National Bank      exhibit to the Company's
                  for the benefit of Certificateholders       Form 10-K filed for the fiscal
                  of American Southwest Financial Securities  year ended December 31, 1999
                  Corporation, Commercial Mortgage Pass-
                  Through Certificates, Series 1195-C1
                  Dated February 24, 1999

 10.40            Mortgage Note Modification Agreement        Incorporated by reference to
                  Between Heathcote Associates and            the copy thereof filed as an
                  Huntoon Hastings Capital Corp. dated        exhibit to the Company's
                  May 5, 1999                                 Form 10-K filed for the fiscal
                                                              year ended December 31, 1999

 10.41            Promissory Note between Merrillville        Incorporated by reference to
                  Realty, L.P. and Sun America Life           the copy thereof filed as an
                  Insurance Company dated July 7, 1999        exhibit to the Company's
                                                              Form 10-K filed for the fiscal
                                                              year ended December 31, 1999

 10.42            Mortgage and Note Modification              Incorporated by reference to
                  Agreement between Pacesetter/Ramapo         the copy thereof filed as an
                  Associates and M&T Real Estate, Inc.        exhibit to the Company's
                                                              Form 10-K filed for the fiscal
                                                              year ended December 31, 1999

 10.43            Secured Promissory Note between             Incorporated by reference to
                  Acadia Town Line, LLC and Fleet             the copy thereof filed as an
                  Bank, N.A. dated March 23, 1999             exhibit to the Company's
                                                              Form 10-K filed for the fiscal
                                                              year ended December 31, 1999


 10.44            Promissory Note between RD Village          Incorporated by reference to
                  Associates Limited Partnership and          the copy thereof filed as
                  an Sun America Life Insurance Company       exhibit to the Company's
                  Dated September 21, 1999                    Form 10-K filed for the fiscal
                                                              year ended December 31, 1999

 10.45            Sale-Purchase Agreement between
                  Acadia Realty L.P. and Mark Northwood
                  Associates L.P., seller, and
                  UrbanAmerica, L.P., Buyer, dated
                  June 14, 2000                               Filed herewith

 10.46            Purchase Agreement between RD
                  Abington Associates L.P. and Target
                  Corporation dated June 29, 2000             Filed herewith

 10.47            Agreement to Sell and Purchase real
                  estate between Mark Twelve Associates,
                  L.P. and Lowes Home Centers, Inc.
                  dated April 25, 2000                        Filed herewith

 10.48            Amended and Restated Mortgage Note
                  between Port Bay Associates, LLC and
                  Fleet Bank, N.A. dated July 19, 2000        Filed herewith

 10.48.a          Mortgage and Security Agreement
                  between Port Bay Associates, LLC and
                  Fleet Bank, N.A. dated July 19, 2000        Filed herewith

 10.49            Amended and Restated Promissory Note
                  Between Acadia Realty L.P. and
                  Metropolitan Life Insurance Company
                  for $25.2 million dated October 13, 2000    Filed herewith

 10.50            Amended and Restated Promissory Note
                  Between Acadia Realty L.P. and
                  Metropolitan Life Insurance Company
                  for $10.8 million dated October 13, 2000    Filed herewith

 10.50.a          Amended and Restated Mortgage, Security
                  Agreement and Fixture Filing between
                  Acadia Realty L.P. and Metropolitan Life
                  Insurance Company dated October 13, 2000    Filed herewith



 10.51            Term Loan Agreement between Acadia
                  Realty L.P. and The Dime Savings Bank
                  of New York, dated March 30, 2000           Filed herewith

 10.51.a          Mortgage Agreement between Acadia
                  Realty L.P. and The Dime Savings Bank
                  of New York, dated March 30, 2000           Filed herewith

 10.52            Promissory Note between RD Whitegate
                  Associates, L.P. and Bank of America, N.A.
                  Dated December 22, 2000                     Filed herewith

 10.53            Promissory Note between RD Columbia
                  Associates, L.P. and Bank of America, N.A.
                  Dated December 22, 2000                     Filed herewith

 21               List of Subsidiaries
                  of Acadia Realty Trust                      Filed herewith

 23               Consent of Independent
                  Auditors to Form S-3
                  and Form S-8                                Filed herewith

 *                Constitutes a compensatory plan or
                  arrangement required to be filed
                  as an exhibit to this Form.

(b) Reports on Form 8-K filed during the quarter ended December 31, 2000 - The Company did not file any report on Form 8-K during the quarter ended December 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                     ACADIA REALTY TRUST
                                        (Registrant)

                                     By: /s/ Kenneth F. Bernstein
                                             Chief Executive Officer,
                                             President and Trustee

Dated:  March 21, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                          Title                              Date
---------                          -----                              ----
/s/Kenneth F.Bernstein             Chief Executive Officer,           March 21, 2001
-------------------------          President and Trustee
(Kenneth F.Bernstein)              (Principal Executive Officer)



/s/Perry Kamerman                  Senior Vice President              March 21, 2001
-------------------------          and Chief Financial Officer
(Perry Kamerman)                   (Principal Financial and
                                   Accounting Officer)


/s/Ross Dworman                    Chairman and Trustee               March 21, 2001
-------------------------
(Ross Dworman)


/s/Martin L. Edelman               Trustee                            March 21, 2001
-------------------------
(Martin L. Edelman, Esq.)


/s/Marvin J. Levine                Trustee                            March 21, 2001
-------------------------
(Marvin J. Levine, Esq)


/s/Lawrence J. Longua              Trustee                            March 21, 2001
-------------------------
(Lawrence J. Longua)


/s/Gregory A. White                Trustee                            March 21, 2001
-------------------------
(Gregory A. white)


/s/Lee S. Wielansky                Trustee                            March 21, 2001
-------------------------
(Lee S. Wielansky)


                                  EXHIBIT INDEX

         The following is an index to all exhibits filed with the Annual Report on Form 10-K other than those incorporated by reference herein:

Exhibit
Number            Description
-------           -----------
10.45             Sale-Purchase Agreement between
                  Acadia Realty L.P. and Mark Northwood
                  Associates L.P., seller, and
                  UrbanAmerica, L.P., Buyer, dated
                  June 14, 2000

10.46             Purchase Agreement between RD
                  Abington Associates L.P. and Target
                  Corporation dated June 29, 2000

10.47             Agreement to Sell and Purchase real
                  estate between Mark Twelve Associates,
                  L.P. and Lowes Home Centers, Inc.
                  dated April 25, 2000

10.48             Amended and Restated Mortgage Note
                  between Port Bay Associates, LLC and
                  Fleet Bank, N.A. dated July 19, 2000

10.48.a           Mortgage and Security Agreement
                  between Port Bay Associates, LLC and
                  Fleet Bank, N.A. dated July 19, 2000

10.49             Amended and Restated Promissory Note
                  Between Acadia Realty L.P. and
                  Metropolitan Life Insurance Company
                  for $25.2 million dated October 13, 2000

10.50             Amended and Restated Promissory Note
                  Between Acadia Realty L.P. and
                  Metropolitan Life Insurance Company
                  for $10.8 million dated October 13, 2000

10.50.a           Amended and Restated Mortgage, Security
                  Agreement and Fixture Filing between
                  Acadia Realty L.P. and Metropolitan Life
                  Insurance Company dated October 13, 2000

10.51             Term Loan Agreement between Acadia
                  Realty L.P. and The Dime Savings Bank
                  of New York, dated March 30, 2000

10.51.a           Mortgage Agreement between Acadia
                  Realty L.P. and The Dime Savings Bank
                  of New York, dated March 30, 2000

10.52             Promissory Note between RD Whitegate
                  Associates, L.P. and Bank of America, N.A.
                  Dated December 22, 2000

10.53             Promissory Note between RD Columbia
                  Associates, L.P. and Bank of America, N.A.
                  Dated December 22, 2000

21                List of Subsidiaries
                  of Acadia Realty Trust

23                Consent of Independent
                  Auditors to Form S-3
                  and Form S-8

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS


ACADIA REALTY TRUST

Report of Independent Auditors                                F-2

Consolidated Balance Sheets as of
December 31, 2000 and 1999                                    F-3

Consolidated Statements of Operations
for the years ended December 31, 2000,
1999 and 1998                                                 F-4

Consolidated Statements of Shareholders'
Equity for the years ended December 31, 2000, 1999
and 1998                                                      F-5

Consolidated Statements of Cash Flows for
the years ended December 31, 2000, 1999
and 1998                                                      F-6

Notes to Consolidated Financial Statements                    F-8

Schedule III - Real Estate and Accumulated
Depreciation                                                  F-28

                         REPORT OF INDEPENDENT AUDITORS


To the Shareholders and Trustees of
Acadia Realty Trust

We have audited the accompanying consolidated balance sheets of Acadia Realty Trust (a Maryland Trust) and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Acadia Realty Trust and subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                              /s/ ERNST & YOUNG LLP
New York, New York
March 2, 2001

Part I.  Financial Information
Item 1.  Financial Statements


                      ACADIA REALTY TRUST AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)

                                                                       December 31,
                                                           2000                             1999
                                                           ----                             ----
            ASSETS
Real estate

     Land                                                 $ 69,206                       $ 81,956
     Buildings and improvements                            444,933                        487,565
                                                          --------                       --------
                                                           514,139                        569,521
     Less: accumulated depreciation                        102,461                         90,932
                                                          --------                       --------
         Net real estate                                   411,678                        478,589
Properties held for sale                                    49,445                         13,227
Cash and cash equivalents                                   22,167                         35,340
Cash in escrow                                               5,213                          9,707
Investments in unconsolidated
  partnerships                                               6,784                          7,463
Rents receivable, net                                        9,667                          8,865
Prepaid expenses                                             2,905                          2,952
Due from related parties                                        --                             19
Deferred charges, net                                       13,026                         12,374
Other assets                                                 2,726                          2,267
                                                          --------                       --------
                                                          $523,611                       $570,803
                                                          ========                       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Mortgage notes payable                                    $277,112                       $326,651
Accounts payable and accrued expenses                        7,495                          6,385
Due to related parties                                         111                             --
Dividends and distributions payable                          4,241                          4,371
Other liabilities                                            4,179                          4,224
                                                          --------                       --------
         Total liabilities                                 293,138                        341,631
                                                          --------                       --------
Minority interest in Operating
  Partnership                                               48,959                         74,462
Minority interests in majority-
  owned partnerships                                         2,197                          2,223
                                                          --------                       --------
         Total minority interests                           51,156                         76,685
                                                          --------                       --------
Shareholders' equity:
     Common shares, $.001 par value,
     authorized 100,000,000 shares,
     issued and outstanding 28,150,472
     and 25,724,315 shares, respectively                        28                             26
Additional paid-in capital                                 188,392                        168,641
Deficit                                                     (9,103)                       (16,180)
                                                          --------                       --------
         Total shareholders' equity                        179,317                        152,487
                                                          --------                       --------
                                                          $523,611                       $570,803
                                                          ========                       ========


                             See accompanying notes

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                                             Years ended December 31,
                                                                                    2000              1999             1998
                                                                                    ----              ----             ----
Revenues
   Minimum rents                                                                $ 74,161          $ 73,021         $ 46,940
   Percentage rents                                                                3,048             2,994            2,651
   Expense reimbursements                                                         14,230            13,786            8,655
   Other                                                                           5,319             2,908            1,525
                                                                                --------          --------         --------
      Total revenues                                                              96,758            92,709           59,771
                                                                                --------          --------         --------

Operating Expenses
   Property operating                                                             23,198            21,606           14,182
   Real estate taxes                                                              11,468            10,540            7,536
   Depreciation and amortization                                                  20,460            19,887           15,795
   General and administrative                                                      5,057             6,337            4,409
   Non-recurring charges                                                              --                --            2,249
   Settlement of litigation                                                           --                --            2,358
                                                                                --------          --------         --------
       Total operating expenses                                                   60,183            58,370           46,529
                                                                                --------          --------         --------


Operating income                                                                  36,575            34,339           13,242
Equity in earnings of unconsolidated partnerships                                    645               584              256
Gain (loss) on sale of properties                                                 13,742            (1,284)            (175)
Adjustment of carrying value of properties held for sale                              --                --          (11,560)
Interest expense                                                                 (25,163)          (23,314)         (18,302)
                                                                                --------          --------         --------

Income (loss) before extraordinary item and minority interest                     25,799            10,325          (16,539)
Extraordinary item - loss on early extinguishment of debt                            --                 --             (707)
Minority interests                                                                (5,892)           (3,130)           3,348
                                                                                --------          --------         --------
Net income (loss)                                                               $ 19,907          $  7,195         $(13,898)
                                                                                ========          ========         ========

Net income (loss) per Common Share:
Income (loss) before extraordinary item                                         $    .75          $    .28         $   (.86)
Extraordinary item                                                                    --                --             (.05)
                                                                                --------          --------         --------
Net income (loss) per Common Share                                              $    .75          $    .28         $   (.91)
                                                                                ========          ========         ========

                             See accompanying notes

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (In thousands, except per share amounts)

                                               Common Shares                                                 Total
                                               -------------               Additional                     Shareholders'
                                          Shares             Amount      Paid-in Capital       Deficit       Equity
                                        -------------------------------------------------------------------------------
Balance, December 31, 1997               8,554,177              $ 9         $ 51,073           $ (2,282)   $ 48,800

Issuance of shares pursuant to the
  Company's restricted share plan            3,800                -               29                  -          29
Conversion of 800,000 OP Units
  by limited partner of the Operating
  Partnership                              800,000                1            4,367                  -       4,368
Issuance of 13,333,333 Common
  Shares in connection with the RDC
  Transaction, net of issuance costs    13,333,333               13           95,909                  -      95,922
Issuance of 1,989,048 Common Shares in
  connection with the RDC Transaction    1,989,048                1           13,965                  -      13,966
Conversion of 738,857 OP Units by
  limited partners of the Operating
  Partnership in connection with the
  RDC Transaction                          738,857                1            5,403                  -       5,404
Loss before minority interest                    -                -                -            (17,246)    (17,246)
Minority interest's equity                       -                -                -              3,348       3,348
                                        ----------              ---         --------           ---------   ---------
Balance, December 31, 1998              25,419,215               25          170,746            (16,180)    154,591

Conversion of 700,000 OP Units
  by limited partner of the Operating
  Partnership                              700,000                1            5,012                  -       5,013
Dividends declared ($.48 per
  Common Share)                                 -                 -           (5,133)            (7,195)    (12,328)
Repurchase of Common Shares               (394,900)               -           (1,984)                 -      (1,984)
Income before minority interest                  -                -                -             10,325      10,325
Minority interest's equity                       -                -                -             (3,130)     (3,130)
                                        ----------              ---         --------           ---------   ---------
Balance, December 31, 1999              25,724,315               26          168,641            (16,180)    152,487

Conversion of 3,679,999 OP Units
  by limited partners of the Operating
  Partnership                            3,679,999                3           26,999                  -      27,002
Dividends declared ($.48 per

  Common Share)                                 -                 -                -            (12,830)    (12,830)
Repurchase of Common Shares             (1,339,905)              (1)          (7,691)                 -      (7,692)
Reissuance of Common Shares                 86,063                -              443                  -         443
Income before minority interest                  -                -                -             25,799      25,799
Minority interest's equity                       -                -                -             (5,892)     (5,892)
                                        ----------              ---         --------           ---------   ---------
Balance, December 31, 2000              28,150,472             $ 28         $188,392           $ (9,103)   $179,317
                                        ==========              ===         ========           =========   =========

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (In thousands, except per share amounts)

                                                                                                     Years ended December 31,
                                                                                             2000            1999            1998
                                                                                             ----            ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                        $ 19,907          $  7,195       $(13,898)
Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
Depreciation and amortization                                                              20,460            19,887         15,795
Extraordinary item - loss on early extinguishment of debt                                      --                --            707
Minority interests                                                                          5,892             3,130         (3,348)
Equity in earnings of unconsolidated partnerships                                            (645)             (584)          (256)
Provision for bad debts                                                                       453             1,404          1,275
(Gain) loss on sale of properties                                                         (13,742)            1,284            175
Stock-based compensation                                                                      443                --             --
Adjustment to carrying value of properties held for sale                                       --                --         11,560
Other                                                                                          --                --             29

Changes in assets and liabilities:
Funding of escrows, net                                                                     1,250             2,943         (4,744)
Rents receivable                                                                           (1,255)           (4,263)        (2,495)
Prepaid expenses                                                                               47              (155)        (1,556)
Due to/from related parties                                                                   130              (195)           163
Other assets                                                                                 (792)             (879)          (975)
Accounts payable and accrued expenses                                                         470            (4,288)         3,120
Other liabilities                                                                             (45)              407          1,907
                                                                                          -------           -------       --------
         Net cash provided by operating activities                                         32,573            25,886          7,459
                                                                                          -------           -------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for real estate and improvements                                             (15,865)          (25,091)       (23,253)
Net proceeds from sale of properties                                                       24,413             6,128          2,193
Investments in unconsolidated partnerships                                                     --                --           (861)
Distributions from unconsolidated partnerships                                              1,324               637             --
Payment of deferred leasing costs                                                          (1,623)           (1,604)        (2,901)
                                                                                         --------          --------       --------
         Net cash provided by (used in) investing activities                                8,249           (19,930)       (24,822)
                                                                                         --------          --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of Common Shares                                                    --                --         95,923
Principal payments on mortgage notes                                                     (133,838)          (17,598)       (80,493)
Proceeds received on mortgage notes                                                       106,350            48,168         19,877
Payment of note payable to shareholder                                                         --                --         (3,050)
Payment of deferred financing and other costs                                              (1,435)           (1,091)          (967)
Dividends paid                                                                            (12,545)           (9,238)            --
Distributions to minority interests in Operating Partnership                               (4,617)           (3,929)           (31)
Distributions on Preferred Operating Partnership Units                                       (173)
Distributions to minority interest in majority-owned partnership                              (45)             (127)            --
Repurchase of Common Shares                                                                (7,692)           (1,984)            --
                                                                                         --------          --------       --------
  Net cash (used in) provided by financing activities                                     (53,995)           14,201         31,259
                                                                                         --------          --------       --------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                          (13,173)           20,157         13,896
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                               35,340            15,183          1,287
                                                                                         --------          --------       --------
CASH AND CASH EQUIVALENTS, END OF YEAR                                                   $ 22,167          $ 35,340       $ 15,183
                                                                                         ========          ========       ========


                             See accompanying notes

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (In thousands, except per share amounts)

                                                                                                    Years ended December 31,
                                                                                           2000              1999           1998
                                                                                           ----              ----           ----
Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for interest, net of amounts
 capitalized of $439, $1,299, and $857, respectively                                     $ 25,035          $ 23,793      $  17,650
                                                                                         ========          ========      =========

Supplemental Disclosures of Non-Cash
 Investing and Financing Activities:

Disposition of real estate through assignment of debt                                    $ 22,051
                                                                                         ========
Acquisition of real estate by assumption of debt                                                           $ 18,521
                                                                                                           ========
Acquisition of real estate by issuance of Preferred
 Operating Partnership Units                                                                               $  2,212
                                                                                                           ========
The following activity was recorded in connection with the RDC Transaction (Note
  2).
Real estate and investment in
  partnerships acquired                                                                                                  $(253,801)
Mortgage notes payable assumed                                                                                             154,234
Operating partnership units issued                                                                                          83,250
Common Shares issued                                                                                                        13,967
Minority interests in acquired properties                                                                                    2,350
                                                                                                                         ---------
Net Cash                                                                                                                 $      --
                                                                                                                         =========




                             See accompanying notes

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

1. Organization, Basis of Presentation and Summary of Significant Accounting Policies

Acadia Realty Trust (the "Company"), formerly known as Mark Centers Trust, is a fully integrated and self-managed real estate investment trust ("REIT") focused primarily on the ownership, acquisition, redevelopment and management of neighborhood and community shopping centers.

All of the Company's assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership (the "Operating Partnership") and its majority owned subsidiaries. As of December 31, 2000, the Company controlled 81% of the Operating Partnership as the sole general partner.

As of December 31, 2000, the Company operated fifty-seven properties, which it owned or had an ownership interest in, consisting of forty-seven neighborhood and community shopping centers, four redevelopment retail properties, one enclosed shopping mall and five multi-family properties, all of which are located in the Eastern and Midwestern regions of the United States.

Principles of Consolidation
The consolidated financial statements include the consolidated accounts of the Company and its majority owned subsidiaries, including the Operating Partnership. Non-controlling investments in partnerships are accounted for under the equity method of accounting as the Company exercises significant influence.

Use of Estimates
The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Properties
Real estate assets are stated at cost less accumulated depreciation. Such carrying amounts are adjusted, if necessary, to reflect any impairment in the value of the assets. Expenditures for acquisition, development, construction and improvement of properties, as well as significant renovations are capitalized. Interest costs are capitalized until construction is substantially complete. Depreciation is computed on the straight-line method over estimated useful lives of 30 to 40 years for buildings and the shorter of the useful life or lease term for improvements, furniture, fixtures and equipment. Expenditures for maintenance and repairs are charged to operations as incurred. Property held for sale is reflected at the lower of the carrying amount or net realizable value. As of December 31, 2000, one shopping center and two multi-family properties were held for sale.


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

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

1. Organization, Basis of Presentation and Summary of Significant Accounting Policies, continued

Revenue Recognition
Leases with tenants are accounted for as operating leases. Minimum rents are recognized on a straight-line basis over the term of the respective leases. As of December 31, 2000 and 1999, unbilled rents receivable relating to straight-lining of rents were $4,098 and $3,057, respectively.

Percentage rents are recognized in the period when the tenant sales breakpoint is met.

Reimbursements from tenants for real estate taxes, insurance and other property operating expenses are recognized as revenue in the period the expenses are incurred.

An allowance for doubtful accounts has been provided against certain tenant accounts receivable which are estimated to be uncollectible. Rents receivable at December 31, 2000 and 1999 are shown net of an allowance for doubtful accounts of $1,738 and $1,588, respectively.

Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash and cash equivalents.

Cash in Escrow
Cash in escrow consists principally of cash held for real estate taxes, property maintenance, insurance, minimum occupancy and property operating income requirements at specific properties as required by certain loan agreements.

Non-Recurring Charges

In connection with the RDC Transaction (note 2), the Company incurred non-recurring costs in 1998 of $2,249 related primarily to payments made to certain officers and key employees pursuant to change in control provisions of employment contracts, severance paid to the Former Principal Shareholder (note
8), retention bonuses for certain employees and transaction-related consulting and professional fees.


Income Taxes
The Company has made an election to be taxed, and believes it qualifies as a real estate investment trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. A REIT will generally not be subject to federal income taxation on that portion of its income that qualifies as REIT taxable income to the extent that it distributes at least 95% (90% commencing in 2001) of its taxable income to its shareholders and complies with certain other requirements. Accordingly, no provision has been made for federal income taxes for the Company in the accompanying consolidated financial statements. The Company is subject to state income or franchise taxes in certain states in which some of its properties are located. These state taxes, which in total are not significant, are included in general and administrative expenses in the accompanying consolidated financial statements.

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

1. Organization, Basis of Presentation and Summary of Significant Accounting Policies, continued

Earnings Per Common Share

Basic earnings per share was determined by dividing the net applicable income or loss to common shareholders for the year by the weighted average number of common shares of beneficial interest ("Common Shares") outstanding during each year consistent with the Financial Accounting Standards Board Statement No. 128. The weighted average number of shares outstanding for the years ended December 31, 2000, 1999, and 1998 were 26,437,265, 25,708,787 and 15,205,962, respectively.


Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Shares were exercised or converted into Common Shares or resulted in the issuance of Common Shares that then shared in the earnings of the Company. For the years ended December 31, 2000, 1999, and 1998 no additional shares were reflected as the impact would be anti-dilutive in such years.

Share Repurchase Plan
As of December 31, 2000, the Company had repurchased 1,648,742 Common Shares (net of 86,063 Common Shares reissued) at a total cost of $9,675 under a share repurchase program which allows for the repurchase of up to $10,000 of the Company's outstanding Common Shares. The repurchased shares are reflected as a reduction of par value and additional paid-in capital. In January 2001, the Board of Trustees approved a continuation and expansion of the Company's existing stock repurchase program. Management is authorized, at its discretion, to repurchase up to an additional $10,000 of the Company's outstanding Common Shares. The program may be discontinued or extended at any time and there is no assurance that the Company will purchase the full amount authorized.


Recent Accounting Pronouncements
In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (the "Statement"). In June 1999, the FASB issued Statement No. 137, which deferred the effective date of Statement No. 133 requiring it to be adopted for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company will adopt the Statement effective January 1, 2001. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.

In December 1999, the Securities and Exchange Commission (the "SEC") released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition", to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. Specifically, SAB No. 101 provides guidance on lessors' accounting for contingent rent. SAB No. 101 did not require the Company to change existing revenue recognition policies and therefore had no impact on the Company's financial position at or results of operations for the year ended December 31, 2000.

Reclassifications
Certain 1999 and 1998 amounts were reclassified to conform to the 2000 presentation.

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)


2. Acquisition and Disposition of Properties and Related Transactions

2000 Dispositions
On December 14, 2000, the Company sold the Northwood Centre, located in Tallahassee, Florida, for $31,500. The buyer assumed the mortgage balance of $22,051 and acquired various mortgage-related escrows for $1,784 which, following additional net closing adjustments and costs, resulted in net proceeds of $11,026 to the Company.

On December 11, 2000, the Company sold approximately 160,000 square feet of the main building and related parking lot at the Abington Towne Center for $11,500. The Company retained ownership of approximately 50,000 square feet of the main building, as well as the outparcels (14,000 square feet) and related parking areas. Total sales proceeds were $1,366 following the repayment of the mortgage balance of $10,137 and additional net closing adjustments and costs.

On August 25, 2000, the Company sold 13 acres at the Union Plaza, located in New Castle, Pennsylvania, for $1,900. Proceeds from the sale totaled $1,882 after net closing costs and adjustments.

The Company recognized a gain of $13,742 for the year ended December 31, 2000 as a result of the above property sales.

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

On May 5, 1999, the Company acquired the sole general partner's interest in the limited partnership owning the Gateway Shopping Center , a 122,000 square foot shopping center located in Burlington, Vermont, for $6,547. The interest was acquired out of bankruptcy by restructuring and assuming the mortgage debt of $6,222. The balance of the purchase was funded from working capital.

On February 24, 1999, the Company acquired the Mad River Station, a 154,000 square foot shopping center located in Dayton, Ohio for $11,500. The Company assumed $7,661 in mortgage debt and funded the remaining purchase from working capital.

Pursuant to its continuing plan to dispose of certain non-core properties, the Company sold two properties during 1999, the Searstown Mall on February 1, 1999 for a sale price of $3,300 and the Auburn Plaza on March 29, 1999 for $3,500.

RDC Transaction

On August 12, 1998 the Company completed the transactions contemplated by the Contribution and Share Purchase Agreement dated April 15, 1998 (the "RDC Transaction") involving affiliates of RD Capital, Inc. ("RDC"). In connection with the RDC Transaction, the Operating Partnership acquired (i) fee title to or all, or substantially all, of the ownership interests in twelve shopping centers, five multi-family properties and one redevelopment property, (ii) a 49% interest in one shopping center, (iii) certain third party management contracts, and (iv) certain promissory notes from real estate investment partnerships and related entities, which were not under common control, in which RDC served as general partner or in another similar management capacity, for approximately
11.1 million Operating Partnership units ("OP Units") and approximately 2.0 million Common Shares valued at $97,217. In addition, the Company assumed mortgage debt aggregating $154,234 and incurred other capitalized transaction costs of $5,757 resulting in an aggregate purchase price of $257,208. As part of the RDC Transaction, the Company also issued approximately 13.3 million Common Shares to three real estate investment limited partnerships (collectively "RDC Funds"), in which affiliates of RDC served as general partner, in exchange for $100,000. These Common Shares were subsequently distributed to the limited partners of the RDC Funds in March 2000.

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

2. Acquisition and Disposition of Properties and Related Transactions, continued

RDC Transaction, continued
The Company accounted for the RDC Transaction as (i) a purchase of properties and other related assets in exchange for OP Units and Common Shares and the assumption of certain mortgage debt and other liabilities using the purchase method of accounting and (ii) an issuance of Common Shares for cash. Accordingly, the accompanying 1998 consolidated financial statements include the operations of the properties acquired in the RDC Transaction from August 12, 1998 through December 31, 1998 (note 20).

The Operating Partnership is also obligated to issue additional OP Units valued at $2,750 upon the completion of certain improvements and the commencement of rental payments from a designated tenant at one of the properties acquired in the RDC Transaction.

Following the completion of the RDC Transaction, the Company changed its name from Mark Centers Trust to Acadia Realty Trust and the name of the Operating Partnership was changed from Mark Centers Limited Partnership to Acadia Realty Limited Partnership. Management also adopted a plan to dispose of three non-core properties following the RDC Transaction. As a result, the Company recorded a non-cash charge of $11,560 to write-down these properties to their estimated net realizable value as the anticipated sales proceeds (net of selling costs) were expected to be insufficient to recover the associated carrying values. On December 30, 1998, the Company completed the sale of the Normandale Mall for $2,350. The remaining two properties (the Searstown Mall and Auburn Plaza) were sold in 1999.

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

3.  Segment Reporting

The Company has two reportable segments: retail properties and multi-family properties. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates property performance primarily based on net operating income before depreciation, amortization and certain nonrecurring items. The reportable segments are managed separately due to the differing nature of the leases and property operations associated with the retail versus residential tenants. All the multi-family units were acquired in 1998 as part of the RDC Transaction. The following table sets forth certain segment information for the Company as of and for the years ended December 31, 2000, 1999, and 1998 (does not include unconsolidated partnerships):

                                                                                 2000
                                                                                 ----
                                                                Retail     Multi-Family     All
                                                              Properties    Properties     Other      Total
                                                              ----------   ------------    -----    --------
Revenues                                                       $ 79,229      $ 15,396      $ 2,133  $ 96,758
Property operating expenses and
  real estate taxes                                              28,547         6,119           --    34,666
Net property income before depreciation,
  amortization and certain nonrecurring items                    50,682         9,277        2,133    62,092
Depreciation and amortization                                    18,064         2,066          330    20,460
Interest expense                                                 20,802         4,361           --    25,163
Real estate at cost                                             430,841        83,298           --   514,139
Total assets                                                    435,287        81,540        6,784   523,611
Gross leasable area (multi-family - 2,273 units)                  8,371         2,039           --    10,410
Expenditures for real estate and improvements                    14,712         1,153           --    15,865

Revenues
Total revenues for reportable segments                         $ 97,710
Elimination of intersegment management fee income                  (952)
                                                               --------
Total consolidated revenues                                    $ 96,758
                                                               ========


Property operating expenses and real estate taxes
Total property operating expenses and real estate
  taxes for reportable segments                                $ 35,618
Elimination of intersegment management fee expense                 (952)
                                                               --------
Total consolidated expense                                     $ 34,666
                                                               ========

Reconciliation to income before extraordinary
  item and minority interest
Net property income before depreciation,
  amortization and certain nonrecurring items                  $ 62,092
Depreciation and amortization                                   (20,460)
General and administrative                                       (5,057)
Equity in earnings of unconsolidated
  partnerships                                                      645
Gain on sale of properties                                       13,742
Interest expense                                                (25,163)
                                                               --------
Income before minority interest                                $ 25,799
                                                               ========


                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)


3.  Segment Reporting, continued

                                                                                 1999
                                                                                 ----
                                                                Retail     Multi-Family     All
                                                              Properties    Properties     Other      Total
                                                              ----------   ------------    -----    --------
Revenues                                                       $ 75,823      $ 14,915      $ 1,971  $ 92,709
Property operating expenses and
  real estate taxes                                              26,190         5,956           --    32,146
Net property income before depreciation,
  amortization and certain nonrecurring items                    49,633         8,959        1,971    60,563
Depreciation and amortization                                    17,817         1,829          241    19,887
Interest expense                                                 19,199         4,115                 23,314
Real estate at cost                                             487,376        82,145           --   569,521
Total assets                                                    481,175        82,165        7,463   570,803
Gross leasable area (multi-family - 2,273 units)                  8,817         2,039           --    10,856
Expenditures for real estate and improvements                    23,912         1,179           --    25,091

Revenues
Total revenues for reportable segments                         $ 93,766
Elimination of intersegment management fee income                (1,057)
                                                               --------
Total consolidated revenues                                    $ 92,709
                                                               ========


Property operating expenses and real estate taxes
Total property operating expenses and real estate
  taxes for reportable segments                                $ 33,203
Elimination of intersegment management fee expense               (1,057)
                                                               --------
Total consolidated expense                                     $ 32,146
                                                               ========

Reconciliation to income before extraordinary
  item and minority interest
Net property income before depreciation,
  amortization and certain nonrecurring items                  $ 60,563
Depreciation and amortization                                   (19,887)
General and administrative                                       (6,337)
Equity in earnings of unconsolidated
  partnerships                                                      584
Loss on sale of properties                                       (1,284)
Interest expense                                                (23,314)
                                                               --------
Income before minority interest                                $ 10,325
                                                               ========


                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)


3.  Segment Reporting, continued

                                                                                    1998
                                                                                    ----
                                                                Retail     Multi-Family     All
                                                              Properties    Properties     Other      Total
                                                              ----------   ------------    -----    --------
Revenues                                                       $ 53,507       $ 5,644      $ 620    $ 59,771
Property operating expenses and
  real estate taxes                                              19,573         2,145         --      21,718
Net property income before depreciation,
  amortization and certain nonrecurring items                    33,934         3,499        620      38,053
Depreciation and amortization                                    14,963           629        203      15,795
Interest expense                                                 16,685         1,606         11      18,302
Real estate at cost                                             470,438        80,811         --     551,249
Total assets                                                    438,163        82,833      7,516     528,512
Gross leasable area (multi-family - 2,273 units)                  8,931         2,039         --      10,970
Expenditures for real estate and improvements                    22,844           409         --      23,253

Revenues
Total revenues for reportable segments                         $ 60,204
Elimination of intersegment ground rent and
  management fee income                                            (433)
                                                               --------
Total consolidated revenues                                    $ 59,771
                                                               ========


Property operating expenses and real estate taxes Total property operating expenses and real estate
  taxes for reportable segments                                $ 22,151
Elimination of intersegment ground rent and
  management fee expense                                           (433)
                                                               --------
Total consolidated expense                                     $ 21,718
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
                                                               ========


                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

4.  Investment in Partnerships

In connection with the RDC Transaction, the Company acquired a 49% interest in each of the Crossroads Joint Venture and Crossroads II Joint Venture (collectively "Crossroads") which collectively own a 311,000 square foot shopping center in Greenburgh, New York. The Company accounts for its investment in Crossroads using the equity method. Summary financial information of Crossroads and the Company's investment in and share of income from Crossroads follows:

                                                  December 31,
                                             2000             1999
                                             ----             ----

Balance Sheet
Assets:
  Rental property, net                    $ 8,446          $ 8,801
  Other assets                              4,655            5,204
                                            -----            -----

Total assets                              $13,101          $14,005
                                          =======          =======

Liabilities and partners' equity
  Mortgage note payable                   $34,642          $35,105
  Other liabilities                           736             777
  Partners' equity                       (22,277)         (21,877)
                                         --------         --------

Total liabilities and partners'
  equity                                  $13,101          $14,005
                                          =======          =======

Company's investment in
 partnerships                             $ 6,784          $ 7,463
                                          =======          =======

                                                   Years Ended December 31,

                                             2000             1999              1998
                                             ----             ----              ----

Statement of Operations
Total revenue                             $ 7,242          $ 7,003           $ 2,680
Operating and other expenses                1,895            1,910               643
Interest expense                            2,699            2,568             1,022
Depreciation and amortization                 532              534               192
                                          -------          -------           -------

Net income                                $ 2,116          $ 1,991           $   823
                                          =======          =======           =======

Company's share of net income             $ 1,037         $    976           $   403
Amortization of excess investment
  (See below)                                 392              392               147
                                              ---              ---               ---

Income from Partnerships                 $    645         $    584           $   256
                                         ========         ========           =======

The unamortized excess of the Company's investment over its share of the net equity in Crossroads at the date of acquisition was $19,580. The portion of this excess attributable to buildings and improvements is being amortized over the life of the related property.

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

5.  Deferred Charges

Deferred charges consist of the following as of December 31, 2000 and 1999:

                                              2000          1999
                                              ----          ----

Deferred financing costs                    $ 7,091       $ 7,563
Deferred leasing and other costs             13,092        12,279
                                            -------       -------
                                             20,183        19,842
Accumulated amortization                     (7,157)       (7,468)
                                            -------       -------
                                            $13,026       $12,374
                                            =======       =======

6.  Mortgage Loans

At December 31, 2000, mortgage notes payable aggregated $277,112 and were collateralized by 45 properties and related tenant leases. Interest rates ranged from 7.50% to 9.60%. Mortgage payments are due in monthly installments of principal and/or interest and mature on various dates through 2021. Certain loans are cross-collateralized and cross-defaulted as part of a group of properties. The loan agreements contain customary representations, covenants and events of default. Certain loan agreements require the Company to comply with certain affirmative and negative covenants, including the maintenance of certain debt service coverage and leverage ratios.

On December 22, 2000, the Company closed on two fixed-rate financings with a bank for $11,100 and $5,550, each of which are secured by one of the Company's properties. The loans, which mature January 1, 2011, require monthly payments of interest at 7.55% and principal amortized over 30 years. Approximately $13,181 of the proceeds were used to retire existing debt, $454 for various closing costs and funding of escrows, and the balance of $3,015 was available for working capital.

On December 11, 2000, the Company fully repaid $10,137 of outstanding debt with a life insurance company following the sale of a portion of the property which secured the debt (Note 2).

On October 13, 2000, the Company refinanced $36,000 of maturing debt with a life insurance company, with two new loans from the same lender. The Company repaid $5,000 prior to refinancing the balance of the maturing debt. The first loan, which is a fixed-rate facility secured by two of the Company's properties, was for $25,200 and requires the monthly payment of interest at a rate of 8.13% and principal amortized over 25 years. The loan matures in November 2010. The second loan, which is a variable-rate facility secured by three of the Company's properties, was for $10,800 and requires the monthly payment of interest at LIBOR plus 200 basis points and matures in November 2003. Commencing 18 months after the closing, the loan also requires the monthly payment of principal amortized over 25 years. Both loans are cross-collateralized with all five properties. Furthermore, with respect to the variable-rate facility, the Company is required to deposit 50% of the monthly net cash flow after debt service, which will be used to fund future property and tenant improvements at the collateral properties.

On July 19, 2000, the Company closed on a facility with a bank, which provides for the borrowing of up to $10,000. The variable-rate facility, which is secured by one of the Company's properties, matures in August 2003 and requires the monthly payment of interest at the rate of LIBOR plus 175 basis points and principal amortized over 25 years. At closing, the Company borrowed $9,000 under this facility, of which $7,060 of proceeds were used to retire existing debt with another lender, $149 for various closing costs and the balance was available for working capital. The Company may draw the additional $1,000 subject to certain lender requirements including debt-service and collateral value.


On March 30, 2000, the Company closed on a $59,000 secured financing line with a bank (the "Line"). The Line is secured by five of the seven properties that collateralized a loan with a life insurance company which was retired using $30,735 of the proceeds from the initial $36,000 funding. The balance of the Line must be drawn by April 2001. The Line matures April 1, 2005 and requires the monthly payment of interest at a variable-rate of LIBOR plus 175 basis points and principal amortized over 30 years. After September 2001, the debt can be prepaid without prepayment or yield maintenance fees. As of December 31, 2000, $35,814 was outstanding under the Line.

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

6.  Mortgage Loans, continued

On March 23, 2000, the Company fully repaid $4,600 of outstanding debt with a bank which was collateralized by one of the Company's properties.

On February 8, 2000, the Company closed on a revolving credit facility with a bank, which provides for the borrowing of up to $7,400. The variable-rate facility, which is secured by one of the Company's properties, matures in March 2003 and requires the monthly payment of interest at the rate of LIBOR plus 150 basis points (the rate increases by an additional 25 basis points if the amount outstanding under the facility exceeds 50% of the value of the collateral). The monthly repayment of principal amortized over 25 years is required only if the Company draws the full amount available under the facility. As of December 31, 2000, the Company had $3,500 outstanding under this facility.

On January 31, 2000, the Company repaid $23,090 of outstanding debt with a life insurance company from working capital. The remaining outstanding debt of $30,735 with this lender was fully repaid with the proceeds from the March 30, 2000 bank financing as described above.

The following table summarizes the Company's mortgage indebtedness as of December 31, 2000 and 1999:

                                                    December 31,              December 31,          Interest
                                                        2000                      1999                Rate
                                                      -------                   -------              ------
    Mortgage notes payable - variable-rate

General Electric Capital Corp.                        $     --                  $  7,126          --
Fleet Bank, N.A.                                         4,110                     3,966        8.51% (LIBOR + 1.75%)
Fleet Bank, N.A.                                         9,216                     9,326        8.54% (LIBOR + 1.78%)
Sun America Life Insurance Company                      13,774                    13,931        8.55% (LIBOR + 2.05%)
Sun America Life Insurance Company                       9,856                     9,979        8.55% (LIBOR + 2.05%)
KBC Bank                                                14,238                    14,508        8.07% (LIBOR + 1.25%)
Fleet Bank, N.A.                                         3,500                        --        8.13% (LIBOR + 1.50%)
Fleet Bank, N.A.                                         8,965                        --        8.49% (LIBOR + 1.75%)
Metropolitan Life Insurance Company                     10,800                        --        8.80% (LIBOR + 2.00%)
First Union National Bank                               13,636                    13,750        8.21% (LIBOR + 1.45%)
Dime Savings Bank of NY                                 35,814                        --        8.56% (LIBOR + 1.75%)
                                                       -------                    ------
                         Total variable-rate debt      123,909                    72,586
                                                       -------                    ------

       Mortgage notes payable - fixed rate

Sun America Life Insurance Company                      17,999                    42,143        7.75%
Huntoon Hastings Capital Corp.                           6,222                     6,222        7.50%
North Fork Bank                                          9,887                     5,000        7.75%
Anchor National Life Insurance Company                   3,775                     3,866        7.93%
Lehman Brothers Holdings, Inc.                          17,792                    17,973        8.32%
Mellon Mortgage Company                                  7,442                     7,566        9.60%
Northern Life Insurance Company                          2,895                     3,173        7.70%
Reliastar Life Insurance Company                         1,996                     2,189        7.70%
Metropolitan Life Insurance Company                     25,148                        --        8.13%
Bank of America, N.A.                                   11,100                        --        7.55%
Bank of America, N.A.                                    5,550                        --        7.55%
Morgan Stanley Mortgage Capital                         43,397                    44,092        8.84%
Nomura Asset Capital Corporation                            --                    22,335        9.02%
John Hancock Mutual Life Insurance Company                  --                    53,878        9.11%
Metropolitan Life Insurance Company                         --                    41,000        7.75%
M&T Real Estate Inc.                                        --                     4,628        8.18%
                                                      --------                  --------
                         Total fixed-rate debt         153,203                   254,065
                                                      --------                  --------
                                                      $277,112                  $326,651
                                                      ========                  ========

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

6.  Mortgage Loans, continued

                                                                                       Properties       Payment
                                                                      Maturity         Encumbered        Terms
                                                                     ----------        ----------       -------
                    Mortgage notes payable - variable-rate

General Electric Capital Corp.                                           --                --              --
Fleet Bank, N.A.                                                      03/15/02             (1)             (2)
Fleet Bank, N.A.                                                      05/31/02             (3)             (2)
Sun America Life Insurance Company                                    08/01/02             (4)             (2)
Sun America Life Insurance Company                                    10/01/02             (5)             (2)
KBC Bank                                                              12/31/02             (6)             (2)
Fleet Bank, N.A.                                                      03/01/03             (7)             (2)
Fleet Bank, N.A.                                                      08/01/03             (8)             (2)
Metropolitan Life Insurance Company                                   11/01/03             (9)            (24)
First Union National Bank                                             01/01/05            (10)             (2)
Dime Savings Bank of NY                                               04/01/05            (11)             (2)

                     Mortgage notes payable - fixed rate

Sun America Life Insurance Company                                    01/10/01            (12)         $161(2)
Huntoon Hastings Capital Corp.                                        09/01/02            (13)            (14)
North Fork Bank                                                       12/01/02            (15)          $76(2)
Anchor National Life Insurance Company                                01/01/04            (16)          $33(2)
Lehman Brothers Holdings, Inc.                                        03/01/04            (17)         $139(2)
Mellon Mortgage Company                                               05/23/05            (18)          $70(2)
Northern Life Insurance Company                                       12/01/08            (19)          $41(2)
Reliastar Life Insurance Company                                      12/01/08            (19)          $28(2)
Metropolitan Life Insurance Company                                   11/01/10            (20)         $197(2)
Bank of America, N.A.                                                 01/01/11            (21)          $78(2)
Bank of America, N.A.                                                 01/01/11            (22)          $39(2)
Morgan Stanley Mortgage Capital                                       11/01/21            (23)         $380(2)
Nomura Asset Capital Corporation                                         --                --              --
John Hancock Mutual Life Insurance Company                               --                --              --
Metropolitan Life Insurance Company                                      --                --              --
M&T Real Estate Inc.                                                     --                --              --

Notes:

(1)  Town Line Plaza                     (11) Ledgewood Mall                    (20) Crescent Plaza
                                              New Louden Center                      East End Centre
(2)  Monthly principal and interest           Route 6 Plaza
                                              Bradford Towne Centre             (21) GHT Apartments
(3)  Smithtown Shopping Center                Berlin Shopping Center
                                                                                (22) Colony Apartments
(4)  Merrillville Plaza                  (12) Bloomfield Town Square
                                              Walnut Hill Shopping Center       (23) Midway Plaza

(5)  Village Apartments                       (note 20)                              Kings Fairgrounds
                                                                                     Shillington Plaza

(6)  Marley Run Apartments               (13) Gateway Shopping Center                Dunmore Plaza
                                                                                     Kingston Plaza
(7)  Marketplace of Absecon              (14) Interest only until 5/01; monthly      25th Street Shopping Center
                                              principal and interest thereafter      Circle Plaza
(8)  Soundview Marketplace                                                           Northside Mall
                                         (15) The Branch Shopping Center             Monroe Plaza
(9)  Green Ridge Plaza                                                               New Smyrna Beach
     Luzerne Street Plaza                (16) Pittston Plaza                         Mountainville Plaza
     Valmont Plaza                                                                   Cloud Springs Plaza
                                         (17) Glen Oaks Apartments                   Birney Plaza
(10) 239 Greenwich Avenue                                                            Troy Plaza
                                         (18) Mad River Station Shopping             Martintown Plaza
                                              Center                                 Plaza 15
                                                                                     Ames Plaza
                                         (19) Manahawkin Shopping Center
                                                                                (24) Interest only until 5/02; monthly
                                                                                     Principal and interest thereafter

                                      F-19

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

6.  Mortgage Loans, continued

The scheduled principal repayments of all mortgage indebtedness as of December 31, 2000 are as follows:

                           2001                  $ 21,595
                           2002                    69,291
                           2003                    25,916
                           2004                    23,440
                           2005                    56,912
                          Thereafter               79,958
                                                 --------
                                                 $277,112
                                                 ========

7.  Minority Interests

Minority interest represents the limited partners' interest of 6,804,144 and 10,484,143 Common Operating Partnership ("Common OP") Units in the Operating Partnership at December 31, 2000 and 1999, respectively, and 2,212 units of Preferred Limited Partnership Interests designated as Series A Preferred Units ("Preferred OP Units") issued November 16, 1999 in connection with the acquisition of all the partnership interests of the limited partnership which owns the Pacesetter Park Shopping Center (note 2).

The Preferred OP Units, which have a stated value of $1,000 each, are entitled to a quarterly preferred distribution of the greater of (i) $22.50 (9% annually) per Preferred OP Unit or (ii) the quarterly distribution attributable to a Preferred OP Unit if such unit were converted into a Common OP Unit. The Preferred OP Units are currently convertible into Common OP Units based on the stated value divided by $7.50. After the seventh anniversary following their issuance, either the Company or the holders can call for the conversion of the Preferred OP Units at the lesser of $7.50 or the market price of the Common Shares as of the conversion date.

On December 12, 2000 and August 15, 2000, 220,300 and 3,459,699 Common OP Units, respectively, were converted into Common Shares by certain limited partners.

Minority interests at December 31, 2000 and 1999 also include an aggregate amount of $2,197 and $2,223, respectively, representing interests held by third parties in four of the properties acquired in the RDC Transaction in which the Company has a majority ownership position.

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

On December 30, 1999, the Company and Mr. Slomowitz terminated certain of the obligations described above which were incurred in connection with the RDC Transaction. The principal terms included cancellation of the lease for the Company's prior headquarters in a building owned by Mr. Slomowitz. Rent expenses for this office space was $119 and $112 for the years ended December 31, 1999 and 1998, respectively. The Company paid Mr. Slomowitz the sum of $329 in connection with the lease cancellation. Additionally, Mr. Slomowitz terminated his options to acquire 301,000 common shares and waived the final $100 installment payment due August, 2000. The Company agreed to indemnify Mr. Slomowitz with respect to certain contingent liabilities. Mr. Slomowitz retains the right to continue to guarantee Company debt up to $55,000.

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

On July 16, 1999, and April 9, 1999, Mr. Slomowitz converted 600,000 and 100,000 Common OP Units, respectively, into Common Shares.

In connection with the RDC Transaction, the Company acquired certain property management contracts for three properties in which certain current shareholders of the Company or their affiliates have ownership interests. Management fees earned by the Company under these contracts are at rates ranging from 3% to 3.5% of collections. Such fees aggregated $853, $639 and $225 for the years ended December 31, 2000, 1999 and 1998, respectively. Management fees earned under management contracts on properties owned by Mr. Slomowitz aggregated $8 for the year ended December 31, 1998.

In connection with the RDC Transaction, the Company is obligated, for a period of five years following the transaction, to reimburse the partners of the real estate partnerships which contributed properties as part of the transaction, for any tax liabilities resulting from the sale of any of the contributed properties. As a result, in connection with the sale of a portion of the Abington Towne Center (note 2), the Company estimated that it was obligated to reimburse the partners of the partnership which contributed this property a total of approximately $640. Of this amount, Mssrs. Dworman and Berstein are owed approximately $275 as a result of their interests in the contributing partnership. The total estimated obligation was included in the determination of the gain on sale of the property.

9. Tenant Leases

Space in the shopping centers and other retail properties is leased to various tenants under operating leases which usually grant tenants renewal options and generally provide for additional rents based on certain operating expenses as well as tenants' sales volume.

Minimum future rentals to be received under non-cancelable leases for shopping centers and other retail properties as of December 31, 2000 are summarized as follows:

                    2001               $ 51,025
                    2002                 47,495
                    2003                 44,179
                    2004                 39,308
                    2005                 32,589
              Thereafter                201,162
                                       --------
                                       $415,758
                                       ========

Minimum future rentals above include a total of $5,110 for four tenants (with six leases), which have filed for bankruptcy protection. None of these leases have been rejected nor affirmed. During the years ended December 31, 2000, 1999 and 1998, no single tenant collectively accounted for more than 10% of the Company's total revenues.

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


                    2001                 $   714
                    2002                     668
                    2003                     642
                    2004                     642
                    2005                     642
              Thereafter                  20,641
                                         -------
                                         $23,949
                                         =======

11.  Share Incentive Plan

During 1999, the Company adopted the 1999 Share Incentive Plan (the "1999 Plan") which replaced both the 1994 Share Option Plan and the 1994 Non-Employee Trustees' Share Option Plan. The 1999 Plan authorizes the issuance of options equal to up to 8% of the total Common Shares outstanding from time to time on a fully diluted basis. However, not more than 4,000,000 of the Common Shares in the aggregate may be issued pursuant to the exercise of options and no participant may receive more than 5,000,000 Common Shares during the term of the 1999 Plan. Options are granted by the Share Option Plan Committee (the "Committee"), which currently consists of two non-employee Trustees, and will not have an exercise price less than 100% of the fair market value of the Common shares and a term of greater than 10 years at the grant date. Vesting of options is at the discretion of the Committee with the exception of options granted to non-employee Trustees, which vest in five equal annual installments beginning on the date of grant. Pursuant to the 1999 Plan, non-employee Trustees receive an automatic grant of 1,000 options following each Annual Meeting of Shareholders. As of December 31, 2000, the Company has issued 2,115,600 options to officers and employees, which are for ten-year terms and vest in three equal annual installments beginning on the grant date. In addition, 9000 options have been issued to non-employee Trustees.

The 1999 Plan also provides for the granting of Share Appreciation Rights, Restricted Shares and Performance Units/Shares. Share Appreciation Rights provide for the participant to receive, upon exercise, cash and/or Common Shares, at the discretion of the committee, equal to in value to the excess of the option exercise price over the fair market value of the Common Shares at the exercise date. The Committee will determine the award and restrictions placed on Restricted Shares, including the dividends thereon and the term of such restrictions. The Committee also determines the award and vesting of Performance Units and Performance Shares based on the attainment of specified performance objectives of the Company within a specified performance period. As of December 31, 2000, the Company issued 86,063 Restricted Shares to employees, which vest equally over three years. No awards of Share Appreciation Rights or Performance Units/Shares were granted for the years ended December 31, 2000 and 1999.

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

Accordingly, pro forma information regarding net income and earnings per share as required by SFAS 123 has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                          Year ended December 31,
                              2000                 1999              1998
                              ----                 ----              ----


Risk-free interest rate        4.9%                 6.4%              5.2%
Dividend Yield                 7.8%                 9.5%              9.4%
Expected Life                  7.7 years            8.6 years         9.7 Years
Expected volatility           30.0%                32.4%             37.7%

For purposes of pro forma disclosure, the estimated fair value of the options are amortized to expense over the options vesting period. For the years ended December 31, 2000 and 1999, pro forma net income is $19,038, or $0.72 per Share, and $6,573, or $0.26 per Common Share, respectively. For the year ended December 31, 1998, the Company has elected not to present proforma information because the impact on the reported net loss per Common Share is immaterial.

Changes in the number of shares under all option arrangements are summarized as follows:

                                             Year ended December 31,
                                     2000            1999              1998
                                     ----            ----              ----

Outstanding at beginning
 of period                         2,071,600          300,000         329,500
Granted                               55,000        2,071,600         305,000
Option price per share
 granted                         $5.00-$5.75      $4.89-$7.50     $8.88-$9.00
Cancelled                              2,000          300,000         334,500
Exercisable at end
 of period                         2,108,200        1,368,733         300,000

Exercised                            --              --                --
                                     --              --                --
Expired                              --              --                --
Outstanding at end
 of period                         2,124,600        2,071,600         300,000
Option prices per
 share outstanding               $4.89-$7.50      $4.89-$7.50           $9.00

As of December 31, 2000 the outstanding options had a weighted average remaining contractual life of approximately 7.7 years.

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

12. Employee 401(k) Plan

The Company maintains a 401(k) plan for employees under which the Company currently matches 50% of a plan participant's contribution up to 6% of the employee's annual salary. A plan participant may contribute up to a maximum of 15% of their compensation but not in excess of $11 for the year ended December 31, 2000. The Company contributed $143, $93 and $77 for the years ended December 31, 2000, 1999 and 1998, respectively.

13. Dividends and Distributions Payable

On December 13, 2000, the Company declared a cash dividend for the quarter ended December 31, 2000 of $0.12 per Common Share. The dividend was paid on January 15, 2001 to shareholders of record as of December 29, 2000.

The Company has determined that the cash distributed to the shareholders is characterized as follows for federal income tax purposes:

                           2000       1999         1998
                           ----       ----         ----

Ordinary income            100%        41%          n/a
Return of capital            -         59%          n/a
                           ----       ----         ----
                           100%       100%          n/a
                           ====       ====         ====

14.  Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107 "Disclosures About Fair Value of Financial Instruments", requires disclosure on the fair value of financial instruments. Certain of the Company's assets and liabilities are considered financial instruments. Fair value estimates, methods and assumptions are set forth below.

Cash and Cash Equivalents, Cash in Escrow, Rents Receivable, Prepaid Expenses, Other Assets, Accounts Payable and Accrued Expenses, Dividends Payable and Other Liabilities. The carrying amount of these assets and liabilities approximates fair value due to the short-term nature of such accounts.

Mortgage Notes Payable

As of December 31, 2000 and 1999, the Company has determined the estimated fair value of its mortgage notes payable are approximately $287,588 and $326,797, respectively, by discounting future cash payments utilizing a discount rate equivalent to the rate at which similar mortgage notes payable would be originated under conditions then existing.

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

15. Summary of Quarterly Financial Information (unaudited)

The separate results of operations of the Company for the years ended December 31, 2000 and 1999 are as follows:


                                                           March 31,     June 30,   September 30,  December 31,   Total for
                                                             2000          2000         2000           2000          Year
                                                           ---------     --------   -------------  ------------   ---------
Revenue                                                    $23,863       $24,969       $23,489       $24,437       $96,758
                                                           ===================================================================
Income before minority interest                             $2,701        $4,238        $1,527       $17,333       $25,799
                                                           ===================================================================
Net income                                                  $1,874        $2,964        $1,105       $13,964       $19,907
                                                           ===================================================================
Net income per Common Share - basic and diluted             $0.07         $0.12         $0.04         $0.49         $0.75
                                                           ===================================================================
Cash dividends declared per Common Share                    $0.12         $0.12         $0.12         $0.12         $0.48
                                                           ===================================================================
Weighted average Common Shares outstanding - basic
and diluted                                                 25,476,098    25,241,794    26,789,666    28,218,059    26,437,265
                                                           ===================================================================

                                                           March 31,     June 30,   September 30,  December 31,   Total for
                                                             1999          1999         1999           1999          Year
                                                           --------      --------   -------------  ------------   ---------
Revenue                                                    $22,251       $21,904       $24,428       $ 24,126      $92,709
                                                           =================================================================
Income before minority interest                            $ 1,141       $ 1,886       $ 4,362       $  2,936      $10,325
                                                           =================================================================
Net income                                                 $   765       $ 1,289       $ 3,083       $  2,058      $ 7,195
                                                           =================================================================
Net income per Common Share - basic and diluted            $  0.03       $  0.05       $  0.12       $   0.08      $  0.28
                                                           =================================================================
Cash dividends declared per Common Share                   $  0.12       $  0.12       $  0.12       $   0.12      $  0.48
                                                           =================================================================
Weighted average Common Shares outstanding - basic
  and diluted                                               25,419,215   25,510,424   25,988,860   25,908,199   25,708,787
                                                           =================================================================

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

On December 31, 1998, the Company and Mr. Wertheimer settled this litigation and entered into an agreement whereby the Company paid Mr. Wertheimer $1,000 on December 31, 1998 and $900 on April 1, 1999 and agreed to pay him five annual payments of $200 which commenced January 10, 2000. Pursuant to this agreement, the Company has obtained a standby letter of credit to collateralize the remaining future payments.

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

17. Contingencies

Upon conducting environmental site inspections in connection with obtaining the Morgan Stanley Mortgage Capital ("Morgan Stanley") financing during October 1996, certain environmental contamination was identified at the Troy Plaza in Troy, New York. The Company entered into a voluntary remedial agreement with the State of New York for the remediation of the property. During 2000, the Company satisfied all conditions to the voluntary remedial agreement and received final approval from the State of New York. All remaining amounts held by Morgan Stanley pertaining to environmental remediation were released in October 2000.

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

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)


18. Extraordinary Item - Loss on Early Extinguishment of Debt

The consolidated statements of operations for the year ended December 31, 1998 includes the write-off of $707 in net deferred financing fees as a result of the repayment of the related mortgage debts.

19. Pro Forma Information

The following unaudited pro forma condensed consolidated information for the year ended December 31, 1998 is presented as if the RDC Transaction had occurred on January 1, 1997.


Revenue                                $ 84,053
                                       ========

Loss income before
  extraordinary item                   $ (5,886)

Net loss income                        $ (6,067)

Net (loss) income per Common Share-
  basic and diluted                    $  (0.24)

Weighted average number of
  Common Shares outstanding          24,677,928
                                     ==========
Weighted average number of
  Common Shares outstanding-
  assuming dilution                  24,677,928
                                     ==========

20. Subsequent Events

On January 8, 2001, the Company partially repaid $10,087 of fixed-rate mortgage debt, which was secured by two of the Company's properties, with a life insurance company. Following this repayment from working capital, the remaining balance of $7,912 was converted to a variable-rate facility which is secured by one of the Company's properties, requires the monthly payments of interest at LIBOR plus 200 basis points and principal amortized over 25 years, and matures January 10, 2002.

On January 4, 2001, the Company announced that Kenneth F. Bernstein, President, was elected by the Board of Trustees to the additional post of Chief Executive Officer and that Ross Dworman, former Chairman and Chief Executive Officer, is to remain as Chairman of the Board.

                               ACADIA REALTY TRUST
              SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 2000

                                                                                                  Costs capitalized
                                                                                 Buildings &          Subsequent
Description                                Encumbrances                Land      Improvements       to Acquisition      Land
---------------------------------------------------------------------------------------------------------------------------------
Shopping Centers
Circle Plaza                                    (1)                      $ -         $ 3,435              $ 152           $ 2
  Shamokin Dam, PA
Martintown Plaza                                (1)                        -           4,625              1,648             -
  North Augusta, SC
Midway Plaza                                    (1)                      196           1,647              3,171           196
  Opelika, AL
Northside Mall                                  (1)                    1,604           7,080              4,103         1,604
  Dothan, AL
New Smyrna Beach                                (1)                      246           2,219              3,982           246
  New Smyrna Beach FL
King's Fairground                               (1)                        -           1,426                338             -
  Danville, VA
Cloud Springs Plaza                             (1)                      159           2,712              1,177           159
  Ft Ogelthorpe, GA
Crescent Plaza                                          8,882          1,147           7,425                512         1,147
   Brockton, MA
New Louden Centre                               (2)                      505           4,161             10,130           505
  Latham, NY
Ledgewood Mall                                  (2)                      619           5,434             31,415           619
   Ledgewood, NJ
Troy Plaza                                      (1)                      479           1,976              1,094           479
  Troy, NY
Birney Plaza                                    (1)                      210           2,979                803           210
  Moosic, PA
Dunmore Plaza                                   (1)                      100             506                137           100
  Dunmore, PA
Mark Plaza                                                  -              -           4,268              4,111             -
  Edwardsville, PA
Kingston Plaza                                  (1)                      305           1,745                463           284
  Kingston, PA
Luzerne Street Plaza                                    1,600             35             315              1,208            35
  Scranton, PA
Blackman Plaza                                              -            120               -              1,383           120
  Wilkes- Barre, PA
East End Centre                                        16,266          1,086           8,661              3,559         1,086
  Wilkes-Barre, PA
Greenridge Plaza                                        6,100          1,335           6,314                655         1,335
  Scranton, PA
Plaza 15                                        (1)                      171              81              1,481           171
  Lewisburg, PA


[RESTUB]

                                                                                           Date of
                                            Buildings &                   Accumulated   Acquisition (a)
Description                                 Improvements      Total      Depreciation   Construction (c)
----------------------------------------------------------------------------------------------------------
Shopping Centers
Circle Plaza                                   $ 3,585       $ 3,587        $ 1,470        1978(c)
  Shamokin Dam, PA
Martintown Plaza                                 6,273         6,273          2,755        1985(a)
  North Augusta, SC
Midway Plaza                                     4,818         5,014          2,384        1984(a)
  Opelika, AL
Northside Mall                                  11,192        12,796          4,653        1986(a)
  Dothan, AL
New Smyrna Beach                                 6,201         6,447          3,338        1983(a)
  New Smyrna Beach FL
King's Fairground                                1,764         1,764            552        1992(a)
  Danville, VA
Cloud Springs Plaza                              3,889         4,048          1,795        1985(a)
  Ft Ogelthorpe, GA
Crescent Plaza                                   7,937         9,084          3,207        1984(a)
   Brockton, MA
New Louden Centre                               14,291        14,796          4,871        1982(a)
  Latham, NY
Ledgewood Mall                                  36,849        37,468         16,238        1983(a)
   Ledgewood, NJ
Troy Plaza                                       3,070         3,549          1,692        1982(a)
  Troy, NY
Birney Plaza                                     3,782         3,992          3,374        1968(c)
  Moosic, PA
Dunmore Plaza                                      643           743            331        1975(a)
  Dunmore, PA
Mark Plaza                                       8,379         8,379          4,140        1968(c)
  Edwardsville, PA
Kingston Plaza                                   2,229         2,513          1,324        1982(c)
  Kingston, PA
Luzerne Street Plaza                             1,523         1,558            865        1983(a)
  Scranton, PA
Blackman Plaza                                   1,383         1,503            122        1968(c)
  Wilkes- Barre, PA
East End Centre                                 12,220        13,306          5,834        1986(c)
  Wilkes-Barre, PA
Greenridge Plaza                                 6,969         8,304          3,176        1986(c)
  Scranton, PA
Plaza 15                                         1,562         1,733            609        1976(c)
  Lewisburg, PA


                               ACADIA REALTY TRUST
              SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 2000

                                                                                                  Costs capitalized
                                                                                 Buildings &          Subsequent
Description                                Encumbrances                Land      Improvements       to Acquisition      Land
---------------------------------------------------------------------------------------------------------------------------------
Shopping Centers (cont.)
Plaza 422                                                   -            190           3,004                517           190
  Lebanon, PA
Tioga West                                                  -             48           1,238              3,215            48
  Tunkhannock,PA
Mountainville Plaza                             (1)                      420           2,390                486           420
  Allentown, PA
Monroe Plaza                                    (1)                       70           2,083                288           150
  Stroudsburg, PA
Ames Plaza                                      (1)                       57           1,958                316            57
  Shamokin, PA
Route 6 Mall                                    (2)                        -               -             12,696         1,664
  Honesdale , PA
Pittston Mall                                           3,775          1,500               -              5,956         1,521
  Pittston , PA
Valmont Plaza                                           3,100            522           5,591              1,030           522
  West Hazelton , PA
Manahawkin                                              4,891          2,360           9,396              4,890         3,065
  Stafford Township, NJ
Twenty Fifth Street                             (1)                    2,280           9,276                199         2,280
  Easton, PA
Berlin Shopping Centre                          (2)                    1,331           5,351                205         1,331
  Berlin, NJ
Shillington Plaza                               (1)                      809           3,268                322           809
  Reading, PA
Union Plaza                                                 -              -               -             19,127         4,312
   New Castle, PA
Bradford Towne Centre                           (2)                        -               -             16,100           817
  Towanda, PA
Atrium Mall                                                 -            799           3,197                 24           799
   Abington, PA
Bloomfield Town Square                                  8,894          3,443          13,774                245         3,443
   Bloomfield Hills, MI
Walnut Hill Plaza                                       9,104          3,122          12,488                418         3,122
   Woonsocket, RI
Elmwood Park Plaza                                          -          3,248          12,992                218         3,248
    Elmwood Park, NJ
Merrillville Plaza                                     13,775          4,288          17,152                829         4,288
    Hobart, IN
Soundview Marketplace                                   8,965          2,428           9,711              1,332         2,428
    Port Washington, NY
Marketplace of Absecon                                  3,500          2,573          10,294              2,316         2,577
    Absecon, NJ

[RESTUB]

                                                                                         Date of
                                          Buildings &                   Accumulated   Acquisition (a)
Description                               Improvements      Total      Depreciation   Construction (c)
--------------------------------------------------------------------------------------------------------
Shopping Centers (cont.)
Plaza 422                                      3,521         3,711          2,168        1972(c)
  Lebanon, PA
Tioga West                                     4,453         4,501          2,246        1965(c)
  Tunkhannock,PA
Mountainville Plaza                            2,876         3,296          1,649        1983(a)
  Allentown, PA
Monroe Plaza                                   2,291         2,441          1,120        1964(c)
  Stroudsburg, PA
Ames Plaza                                     2,274         2,331          1,772        1966(c)
  Shamokin, PA
Route 6 Mall                                  11,032        12,696          2,385        1995(c)
  Honesdale , PA
Pittston Mall                                  5,935         7,456          1,114        1995(c)
  Pittston , PA
Valmont Plaza                                  6,621         7,143          3,257        1985(a)
  West Hazelton , PA
Manahawkin                                    13,581        16,646          2,167        1993(a)
  Stafford Township, NJ
Twenty Fifth Street                            9,475        11,755          2,314        1993(a)
  Easton, PA
Berlin Shopping Centre                         5,556         6,887          1,322       1994 (a)
  Berlin, NJ
Shillington Plaza                              3,590         4,399            724       1994 (a)
  Reading, PA
Union Plaza                                   14,815        19,127          1,987       1996 (c)
   New Castle, PA
Bradford Towne Centre                         15,283        16,100          3,483       1994 (c)
  Towanda, PA
Atrium Mall                                    3,221         4,020            193        1998(a)
   Abington, PA
Bloomfield Town Square                        14,019        17,462            834        1998(a)
   Bloomfield Hills, MI
Walnut Hill Plaza                             12,906        16,028            948        1998(a)
   Woonsocket, RI
Elmwood Park Plaza                            13,210        16,458            772        1998(a)
    Elmwood Park, NJ
Merrillville Plaza                            17,981        22,269          1,137        1998(a)
    Hobart, IN
Soundview Marketplace                         11,043        13,471            712        1998(a)
    Port Washington, NY
Marketplace of Absecon                        12,606        15,183            704        1998(a)
    Absecon, NJ

                               ACADIA REALTY TRUST
              SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 2000

                                                                                                  Costs capitalized
                                                                                 Buildings &          Subsequent
Description                                Encumbrances                Land      Improvements       to Acquisition      Land
---------------------------------------------------------------------------------------------------------------------------------
Shopping Centers (cont.)
Hobson West Plaza                                           -          1,793           7,172                353         1,793
    Naperville, IL
Smithtown Shopping Center                               9,216          3,229          12,917                933         3,229
    Smithtown, NY
Town Line Plaza                                         4,110            878           3,510              6,578           909
     Rocky Hill, CT
Branch Shopping Center                                  9,887          3,156          12,545                100         3,156
     Village of the Branch, NY
The Caldor Shopping Center                                  -            956           3,826                  0           956
     Methuen, MA
Gateway Mall                                            6,222          1,273           5,091                  -         1,273
      Burlington, VT
Mad River Station                                       7,442          2,350           9,404                 53         2,350
     Dayton, OH
Pacesetter Park Shopping Center                             -          1,475           5,899                212         1,475
     Ramapo, NY
239 Greenwich                                          13,636          1,817          15,846                163         1,817
    Greenwich, CT


Residential Properties

Gate House, Holiday House, Tiger Village               11,100          2,312           9,247                910         2,312
      Columbia, MO
Village Apartments                                      9,856          3,429          13,716                615         3,429
      Winston Salem, NC
Colony Apartments                                       5,550          1,118           4,470                264         1,118
      Columbia, MO
Properties under development                                -              -               -              6,301             -
                                                   ----------     ---------------------------------------------------------------

                                                    $ 277,112 (5)   $ 61,591       $ 293,815          $ 158,733      $ 69,206
                                                   ==========     ===============================================================

[RESTUB]

                                                                                           Date of
                                            Buildings &                   Accumulated   Acquisition (a)
Description                                 Improvements      Total      Depreciation   Construction (c)
----------------------------------------------------------------------------------------------------------
Shopping Centers (cont.)
Hobson West Plaza                                7,525         9,318            503        1998(a)
    Naperville, IL
Smithtown Shopping Center                       13,850        17,079          1,028        1998(a)
    Smithtown, NY
Town Line Plaza                                 10,057        10,966          1,020        1998(a)
     Rocky Hill, CT
Branch Shopping Center                          12,645        15,801            746        1998(a)
     Village of the Branch, NY
The Caldor Shopping Center                       3,826         4,782            227        1998(a)
     Methuen, MA
Gateway Mall                                     5,091         6,364             96        1999(a)
      Burlington, VT
Mad River Station                                9,457        11,807            436        1999(a)
     Dayton, OH
Pacesetter Park Shopping Center                  6,111         7,586            166        1999(a)
     Ramapo, NY
239 Greenwich                                   16,009        17,826            527        1999(c)
    Greenwich, CT


Residential Properties

Gate House, Holiday House, Tiger Village        10,157        12,469            703        1998(a)
      Columbia, MO
Village Apartments                              14,331        17,760            958        1998(a)
      Winston Salem, NC
Colony Apartments                                4,734         5,852            313        1998(a)
      Columbia, MO
Properties under development                     6,301         6,301              -
                                           ----------------------------------------

                                               444,933     $ 514,139      $ 102,461
                                           ========================================

                            Acadia Realty Trust
                            Notes To Schedule 3
                             December 31, 2000

1. These seventeen properties serve as collateral for the financing with Morgan Stanley (note 6).

2. These five properties serve as collateral for the financing with Dime Savings Bank (note 6).

3. Depreciation and investments in buildings and improvements reflected in the statements of operations is calculated over the estimated useful life of the assets as follows:

                Buildings          30 to 40 years
                Improvements       Shorter of lease term or useful life

4. The aggregate gross cost of property included above for Federal income tax purposes was $453,994 as of December 31, 2000.

5. Total encumbrances include $14,238 and $17,792 for Marley Run Apartments and Glen Oaks Apartments which are separately disclosed as Property held for sale in the balance sheet.

6.(a) Reconciliation of Real Estate Properties:

The following table reconciles the real estate properties from January 1, 1998 to December 31, 2000:

                                                                       For the year ended December 31,
                                                                   2000              1999            1998
                                                                   ----              ----            ----
Balance at beginning of period                                  $ 569,521         $ 551,249       $ 311,688

Other improvements                                                 13,998            19,728          16,647

Properties acquired                                                     -            25,905         254,164

Adjustment of carrying value of property held for sale                  -                 -         (11,560)

Property held for sale                                            (54,819)          (27,301)        (11,991)

Fully depreciated assets written off                                  (11)              (60)         (3,350)

Sale of property                                                  (14,550)                -          (4,349)
                                                                -------------------------------------------
Balance at end of period                                        $ 514,139         $ 569,521       $ 551,249
                                                                ===========================================

  (b) Reconciliation of accumulated Depreciation:

The following table reconciles accumulated depreciation from January 1, 1998 to December 31, 2000:

                                                                      For the year ended December 31,
                                                                   2000              1999           1998
                                                                   ----              ----           ----
Balance at beginning of period                                  $  90,932          $ 87,202       $ 83,326

Sale of property                                                     (453)                -         (2,035)

Property held for sale                                             (5,374)          (14,074)        (4,918)

Fully depreciated assets written off                                  (11)              (60)        (3,350)

Depreciation related to real estate                                17,367            17,864         14,179

Balance at end of period                                        $ 102,461          $ 90,932       $ 87,202


                                  EXHIBIT INDEX

         The following is an index to all exhibits filed with the Annual Report on Form 10-K other than those incorporated by reference herein:

Exhibit
Number            Description
------            -----------
10.45             Sale-Purchase Agreement between
                  Acadia Realty L.P. and Mark Northwood
                  Associates L.P., seller, and
                  UrbanAmerica, L.P., Buyer, dated
                  June 14, 2000

10.46             Purchase Agreement between RD
                  Abington Associates L.P. and Target
                  Corporation dated June 29, 2000

10.47             Agreement to Sell and Purchase real
                  estate between Mark Twelve Associates,
                  L.P. and Lowes Home Centers, Inc.
                  dated April 25, 2000

10.48             Amended and Restated Mortgage Note
                  between Port Bay Associates, LLC and
                  Fleet Bank, N.A. dated July 19, 2000

10.48.a           Mortgage and Security Agreement
                  between Port Bay Associates, LLC and
                  Fleet Bank, N.A. dated July 19, 2000

10.49             Amended and Restated Promissory Note
                  Between Acadia Realty L.P. and
                  Metropolitan Life Insurance Company
                  for $25.2 million dated October 13, 2000

10.50             Amended and Restated Promissory Note
                  Between Acadia Realty L.P. and
                  Metropolitan Life Insurance Company
                  for $10.8 million dated October 13, 2000

10.50.a           Amended and Restated Mortgage, Security
                  Agreement and Fixture Filing between
                  Acadia Realty L.P. and Metropolitan Life
                  Insurance Company dated October 13, 2000

10.51             Term Loan Agreement between Acadia
                  Realty L.P. and The Dime Savings Bank
                  of New York, dated March 30, 2000

10.51.a           Mortgage Agreement between Acadia
                  Realty L.P. and The Dime Savings Bank
                  of New York, dated March 30, 2000

10.52             Promissory Note between RD Whitegate
                  Associates, L.P. and Bank of America, N.A.
                  Dated December 22, 2000

10.53             Promissory Note between RD Columbia
                  Associates, L.P. and Bank of America, N.A.
                  Dated December 22, 2000

21                List of Subsidiaries
                  of Acadia Realty Trust

23                Consent of Independent
                  Auditors to Form S-3
                  and Form S-8