Form 10-Q
period 2001-03-31
ACADIA REALTY TRUST
filed 2001-05-14
CIK 899629

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

As of May 8, 2001, there were 28,005,572 common shares of beneficial interest, par value $.001 per share, outstanding.

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                                    FORM 10-Q


                                      INDEX

                                                                           Page

Part I:  Financial Information

Item 1.  Financial Statements (unaudited)

                Consolidated Balance Sheets as of
                March 31, 2001 and December 31, 2000                         1

                Consolidated Statements of Operations for
                the three months ended March 31, 2001 and 2000               2

                Consolidated Statements of Cash Flows for
                the three months ended March 31, 2001 and 2000               3

                Notes to Consolidated Financial Statements                   5

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                       10

Item 3.  Quantitative and Qualitative Disclosure of Market Risk              16


Part II: Other Information

Item 6.  Exhibits                                                            17

         Signatures                                                          18

Part I.  Financial Information
Item 1.  Financial Statements

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                      March 31,
                                                        2001        December 31,
                                                    (unaudited)         2000
                                                    -----------     -----------
ASSETS

Real estate
Land                                                  $ 69,206         $ 69,206
Buildings and improvements                             447,286          444,933
                                                      --------         --------
                                                       516,492          514,139
Less: accumulated depreciation                         106,520          102,461
                                                      --------         --------
Net real estate                                        409,972          411,678
Property held for sale                                  49,144           49,445
Cash and cash equivalents                               15,705           22,167
Cash in escrow                                           5,737            5,213
Investments in unconsolidated
  partnerships                                           5,802            6,784
Rents receivable, net                                    9,047            9,667
Prepaid expenses                                         2,757            2,905
Deferred charges, net                                   12,668           13,026
Other assets                                             2,739            2,726
                                                      --------         --------

                                                      $513,571         $523,611
                                                      ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Mortgage notes payable                                $271,387         $277,112
Accounts payable and accrued expenses                    6,582            7,495
Dividends and distributions payable                      4,228            4,241
Due to related parties                                     124              111
Other liabilities                                        4,420            4,179
                                                      --------         --------
Total liabilities                                      286,741          293,138
                                                      --------         --------

Minority interest in Operating
  Partnership                                           48,521           48,959
Minority interests in majority-
  owned partnerships                                     2,208            2,197
                                                      --------         --------
Total minority interests                                50,729           51,156
                                                      --------         --------

Shareholders' equity:
Common shares, $.001 par value,
  authorized 100,000,000 shares,
  issued and outstanding 28,011,672
  and 28,150,472 shares, respectively                       28               28
Additional paid-in capital                             185,772          188,392
Accumulated other comprehensive income                    (596)              --
Deficit                                                 (9,103)          (9,103)
                                                      --------         --------
Total shareholders' equity                             176,101          179,317
                                                      --------         --------

                                                      $513,571         $523,611
                                                      ========         ========

                             See accompanying notes

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                    (in thousands, except per share amounts)

                                                      March 31,       March 31,
                                                        2001            2000
                                                     (unaudited)     (unaudited)
                                                     -----------     -----------
Revenues
   Minimum rents                                      $ 17,446         $ 18,441
   Percentage rents                                        732              751
   Expense reimbursements                                3,909            3,844
   Other                                                   502              827
                                                      --------         --------

   Total revenues                                       22,589           23,863
                                                      --------         --------

Operating Expenses
   Property operating                                    6,198            5,986
   Real estate taxes                                     2,800            2,713
   Depreciation and amortization                         4,964            5,015
   General and administrative                            1,189            1,293
                                                      --------         --------

   Total operating expenses                             15,151           15,007
                                                      --------         --------

Operating income                                         7,438            8,856
Equity in earnings of un-
   consolidated partnerships                               152              200
Interest expense                                        (5,278)          (6,355)
                                                      --------         --------

Income before extraordinary item,
 minority interest and cumulative effect
 of a change in accounting principal                     2,312            2,701
Extraordinary item - Loss on early
 extinguishment of debt                                   (140)              --
Minority interest in Operating Partnership                (440)            (827)
Cumulative effect of a change in
 accounting principal                                     (149)              --
                                                      --------         --------

Net income                                            $  1,583         $  1,874
                                                      ========         ========

Net income per Common Share:

Income before extraordinary item
 and cumulative effect of a change
 in accounting principal                              $    .08         $    .07
Extraordinary item                                        (.01)              --
Cumulative effect of a change in
 accounting principal                                     (.01)              --
                                                      --------         --------
Net income                                            $    .06         $    .07
                                                     =========        =========

                             See accompanying notes

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                 (in thousands)

                                                      March 31,        March 31,
                                                        2001             2000
                                                     (unaudited)     (unaudited)
                                                     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                             $ 1,583           $1,874
Adjustments to reconcile net income to
  net cash provided by operating activities:
Depreciation and amortization                            4,964            5,015
Minority interests                                         440              827
Equity in earnings of unconsolidated
   partnerships                                           (152)            (200)
Provision for bad debts                                    386              227
Stock-based compensation                                    --              197
Extraordinary item - Loss on early
 extinguishment of debt                                    140               --
Cumulative effect of a change in accounting
 principal                                                 149               --

Changes in assets and liabilities:
Funding of escrows, net                                   (524)            (712)
Rents receivable                                           234              467
Prepaid expenses                                           148              305
Due to related parties                                      13               19
Other assets                                               (99)            (115)
Accounts payable and accrued expenses                     (913)            (558)
Other liabilities                                          241             (575)
                                                       -------           ------

Net cash provided by operating activities                6,610            6,771
                                                       -------           ------

CASH FLOWS FROM INVESTING ACTIVITIES:

Expenditures for real estate and
 improvements                                           (2,453)          (2,440)
Distributions from unconsolidated partnerships             538              503
Payment of deferred leasing costs                         (331)            (668)
                                                       -------           ------

Net cash used in investing activities                   (2,246)          (2,605)
                                                       -------           ------

                             See accompanying notes

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                 (in thousands)

                                                      March 31,        March 31,
                                                        2001             2000
                                                     (unaudited)     (unaudited)
                                                     -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

Principal payments on mortgages                      $ (28,725)        $(59,421)
Proceeds received on mortgage notes                     23,000           41,000
Payment of deferred financing and
 other costs                                               (18)          (1,066)
Dividends paid                                          (3,374)          (3,089)
Distributions to minority interests in
  Operating Partnership                                   (817)          (1,258)
Distributions on preferred Operating
  Partnership Units                                        (50)             (23)
Repurchase of Common Shares                               (842)          (2,446)
                                                     ---------         --------

Net cash used in financing activities                  (10,826)         (26,303)
                                                     ---------         --------

Decrease in cash and cash equivalents                   (6,462)         (22,137)
Cash and cash equivalents, beginning of period          22,167           35,340
                                                     ---------         --------


Cash and cash equivalents, end of period             $  15,705         $ 13,203
                                                     =========         ========


Supplemental disclosure of cash flow information:
   Cash paid during the period for interest, net of
   amounts capitalized of $52 and $169,
   respectively                                      $   5,488         $  6,360
                                                     =========         ========

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

All of the Company's assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership (the "Operating Partnership") and its majority-owned partnerships. As of March 31, 2001, the Company controlled 81% of the Operating Partnership as the sole general partner.

The Company currently operates fifty-seven properties, which it owns or has an ownership interest in, consisting of forty-seven neighborhood and community shopping centers, four redevelopment properties, one enclosed mall and five multi-family properties, all of which are located in the Eastern and Midwestern regions of the United States.

2. BASIS OF PRESENTATION

The consolidated financial statements include the consolidated accounts of the Company and its majority owned partnerships, including the Operating Partnership, and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Non-controlling investments in partnerships are accounted for under the equity method of accounting as the Company exercises significant influence. The information furnished in the accompanying consolidated financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the aforementioned consolidated financial statements for the interim periods. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information refer to the consolidated financial statements and accompanying footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (the "Statement"). In June 1999, the FASB issued Statement No. 137, which deferred the effective date of Statement No. 133 requiring it to be adopted for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company adopted the Statement effective January 1, 2001. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

In connection with the adoption of the Statement, the Company recorded a transition adjustment of $149 related to the January 1, 2001 valuation of two LIBOR rate caps which hedge $23.6 million of variable-rate mortgage debt. This adjustment is reflected as a cumulative effect of a change in accounting principal in the accompanying financial statements. The Company is also a party to two swap agreements with a bank through its 49% interest in the Crossroads Joint Venture and Crossroads II Joint Venture (see note 5). These swap agreements effectively fix the interest rate on the Company's pro rata share, or $16.9 million, of the joint venture mortgage debt. The Company recorded a $596 unrealized loss in other comprehensive income which reflects its pro rata share of the adjustment to fair value for the two swap agreements as of March 31, 2001.

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)


4. SHAREHOLDERS' EQUITY AND MINORITY INTERESTS

The following table summarizes the change in the shareholders' equity and minority interests since December 31, 2000:

                                                                        Minority          Minority
                                                                       interests in     interests in
                                                    Shareholders'       Operating       majority-owned
                                                      equity           Partnership(1)    partnerships
                                                      ------           -----------       ------------

Balance at December 31, 2000                          $179,317           $48,959         $  2,197
Repurchase of Common Shares                               (842)               --               --
Dividends and distributions declared
  of $0.12 per Common Share and
  Operating Partnership Unit                            (3,361)             (817)              --
Net income for the period January 1
  through March 31, 2001                                 1,583               379               11
Other comprehensive income - Unrealized
 loss on valuation of swap agreements from
 unconsolidated partnerships                              (596)               --               --
                                                      --------           -------         --------

Balance at March 31, 2001                             $176,101           $48,521         $  2,208
                                                      ========           =======         ========

(1) Net income attributable to minority interest in Operating Partnership and distributions do not include a distribution on Preferred OP Units of $50.

Minority interests in Operating Partnership represent the limited partners' interest of 6,804,144 and 10,484,143 units in the Operating Partnership ("Common OP Units") at March 31, 2001 and 2000, respectively, and 2,212 units of preferred limited partnership interests ("Preferred OP Units"), with a nominal value of $1,000 per unit, which are entitled to a preferred quarterly distribution of $22.50 per unit (9% annually). Minority interests in majority-owned partnerships represent interests held by third parties in four partnerships in which the Company has a majority ownership position.

5. INVESTMENT IN PARTNERSHIPS

The Company owns a 49% interest in the Crossroads Joint Venture and Crossroads II Joint Venture (collectively "Crossroads") and accounts for this investment using the equity method. Summary financial information of Crossroads and the Company's investment in and share of income from Crossroads follows:

                                                     March 31,     December 31,
                                                       2001            2000
                                                       ----            ----
Balance Sheet
Assets:
Rental property, net                                 $  8,018        $  8,446
Other assets                                            3,984           4,655
                                                     --------        --------

Total assets                                         $ 12,002        $ 13,101
                                                     ========        ========

Liabilities and partners' equity
Mortgage note payable                                $ 34,519        $ 34,642
Other liabilities                                         748             736
Partners' equity                                      (23,265)        (22,277)
                                                     --------        --------

Total liabilities and partners' equity               $ 12,002        $ 13,101
                                                     ========        ========

Company's investment in partnerships                 $  5,802        $  6,784
                                                     ========        ========

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)


5.  INVESTMENT IN PARTNERSHIPS, continued

                                                     March 31,       March 31,
                                                       2001            2000
                                                       ----            ----

Statement of Operations
Total revenue                                        $  1,778        $  1,865
Operating and other expenses                              464             458
Interest expense                                          669             667
Depreciation and amortization                             134             133
                                                     --------        --------

Net income                                           $    511        $    607
                                                     ========        ========


Company's share of net income                        $    250        $    298
Amortization of excess investment
(See below)                                                98              98
                                                     --------        --------

Income from partnerships                             $    152        $    200
                                                     ========        ========


The unamortized excess of the Company's investment over its share of the net equity in Crossroads at the date of acquisition was $19,580. The portion of this excess attributable to buildings and improvements is being amortized over the life of the related property.

6. MORTGAGE LOANS

On January 8, 2001, the Company partially repaid $10,087 of fixed-rate mortgage debt, which was secured by two of the Company's properties, with a life insurance company. On March 30, 2001, the remaining outstanding debt of $7,912 with this lender was fully repaid.

On March 29, 2001, the Company borrowed an additional $23,000 under an existing $59,000 secured financing line with a bank. As of March 31, 2001, $59,000 was outstanding under this line.

On March 30, 2001, the Company fully repaid $9,851 of outstanding debt with a bank which was collateralized by one of the Company's properties.

7. RELATED PARTY TRANSACTIONS

The Company currently manages two properties in which certain current shareholders of the Company or their affiliates have ownership interests. Management fees earned by the Company under these contracts are at rates of 3.0% and 3.25% of collections, respectively. During 2000, the Company also managed a third property owned by a related party earning fees at a rate of 3.5% of collections. This contract was terminated in November of 2000. Fees earned under these contracts aggregated $95 and $237 during the three month periods ended March 31, 2001 and 2000, respectively.

8. DIVIDENDS AND DISTRIBUTIONS PAYABLE

On March 8, 2001, the Board of Trustees of the Company approved and declared a cash quarterly dividend for the quarter ended March 31, 2001 of $0.12 per Common Share and Common OP Unit. The dividend was paid on April 13, 2001 to the shareholders of record as of March 30, 2001. The Board of Trustees also approved a distribution of $22.50 per Preferred OP Unit which was paid on April 13, 2001.

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)

9. PER SHARE DATA

For the three month periods ended March 31, 2001 and 2000, basic earnings per share was determined by dividing the net income applicable to common shareholders for each period by the weighted average number of common shares of beneficial interest ("Common Shares") outstanding during each period consistent with the Financial Accounting Standards Board Statement No. 128. The weighted average number of shares outstanding for the three month periods ended March 31, 2001 and 2000 were 28,091,479 and 25,476,098, respectively.

Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Shares were exercised or converted into Common Shares or resulted in the issuance of Common Shares that then shared in the earnings of the Company. For the three month periods ended March 31, 2001 and 2000 no additional shares were reflected as the impact would be anti-dilutive in such years.

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

                                                                                    March 31, 2001
                                                                                    --------------
                                                                Retail      Multi-Family        All
                                                              Properties     Properties        Other          Total
                                                              ----------     -----------       -----         --------
Revenues                                                       $ 18,391        $ 3,926         $ 272         $ 22,589
Property operating expenses and
  real estate taxes                                               7,437          1,561             -            8,998
Net property income before depreciation,
  amortization and certain nonrecurring items                    10,954          2,365           272           13,591
Depreciation and amortization                                     4,321            547            96            4,964
Interest expense                                                  4,139          1,139             -            5,278
Real estate at cost                                             432,914         83,578             -          516,492
Total assets                                                    426,281         81,488         5,802          513,571
Gross leasable area (multi-family - 2,273 units)                  8,644          2,039             -           10,683
Expenditures for real estate and improvements                     2,173            280             -            2,453


Reconciliation to income before
  minority interest

Net property income before depreciation,
  amortization and certain nonrecurring items                                                                $ 13,591
Depreciation and amortization                                                                                  (4,964)
General and administrative                                                                                     (1,189)
Equity in earnings of unconsolidated
  partnerships                                                                                                    152
Interest expense                                                                                               (5,278)
                                                                                                             --------

Income before extraordinary item,
 minority interest and cumulative effect
 of a change in accounting principal                                                                         $  2,312
                                                                                                             ========

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)


10. SEGMENT REPORTING (continued)

                                                                                    March 31, 2000
                                                                                    --------------
                                                                Retail      Multi-Family        All
                                                              Properties     Properties        Other          Total
                                                              ----------     -----------       -----         --------
Revenues                                                       $ 19,482        $ 3,791         $ 590         $ 23,863
Property operating expenses and
  real estate taxes                                               7,274          1,425             -            8,699
Net property income before depreciation,
  amortization and certain nonrecurring items                    12,208          2,366           590           15,164
Depreciation and amortization                                     4,395            498           122            5,015
Interest expense                                                  5,239          1,066            50            6,355
Real estate at cost                                             489,387         82,462             -          571,849
Total assets                                                    454,171         86,000         7,160          547,331
Gross leasable area (multi-family - 2,273 units)                  8,817          2,039             -           10,856
Expenditures for real estate and improvements                     2,124            316             -            2,440


Reconciliation to income before
  minority interest

Net property income before depreciation,
  amortization and certain nonrecurring items                                                                $ 15,164
Depreciation and amortization                                                                                  (5,015)
General and administrative                                                                                     (1,293)
Equity in earnings of unconsolidated
  partnerships                                                                                                    200
Interest expense                                                                                               (6,355)
                                                                                                             --------

Income before minority interest                                                                              $  2,701
                                                                                                             ========

11. SUBSEQUENT EVENTS

On April 10, 2001 the Company repaid $3,500 of outstanding debt under a revolving credit facility with a bank. Following this repayment, the Company had no outstanding balance under this facility, which provides for total borrowings of up to $7,400.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is based on the consolidated financial statements of Acadia Realty Trust (the "Company") as of March 31, 2001 and 2000 and for the three months then ended. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

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

RESULTS OF OPERATIONS

Comparison of the three month period ended March 31, 2001 ("2001") to the three month period ended March 31, 2000 ("2000")

Total revenues decreased $1.3 million, or 5%, to $22.6 million for 2001 compared to $23.9 million for 2000.

Minimum rents decreased $1.0 million, or 5%, to $17.4 million for 2001 compared to $18.4 million for 2000. Of this decrease, $1.5 million was due to the loss of rents following the sale of the Northwood Centre in December 2000. An additional $200,000 decrease in rents resulted from the planned termination of various tenant leases at the Abington Towne Center in June 2000 as part of the redevelopment and partial sale of the center. Partially offsetting these decreases was an increase in rents due to general increases in occupancy throughout the balance of the portfolio during fiscal 2000 and 2001.

In total, expense reimbursements increased $65,000, or 2%, from $3.8 million for 2000 to $3.9 million for 2001. Common area maintenance ("CAM") expense reimbursements of $1.8 million were essentially unchanged from 2000. An increase in real estate tax reimbursements of $100,000 was primarily the result of general increases in real estate tax expense throughout the portfolio.

Other income decreased $325,000, or 39%, to $502,000 in 2001 compared to $827,000 for 2000. This was primarily due to a decrease of $154,000 in third-party property management fees earned in 2001 following the cancellation of one management contract in November 2000 and a $175,000 decrease in interest income due to lower interest earning assets in 2001.

Total operating expenses increased $144,000, or 1%, to $15.2 million for 2001, from $15.0 million for 2000.

Property operating expenses increased $212,000, or 4%, to $6.2 million for 2001 compared to $6.0 million for 2000. This increase was a combination of higher payroll costs, an increase in CAM expenses (primarily snow removal costs) throughout the portfolio and an increase in bad debt expense in 2001. These increases were partially offset by a $499,000 decrease in property operating expenses following the sale of the Northwood Centre in December 2000.

Real estate taxes increased $87,000, or 3%, from $2.7 million for 2000 to $2.8 million for 2001. This increase was due to higher real estate taxes experienced generally throughout the portfolio. Offsetting this increase was a decrease in taxes following the sale of the Northwood Centre.

Depreciation and amortization decreased $51,000 for 2001, of which $50,000 resulted from a decrease in depreciation expense. This decrease was a result of the sale of the Northwood Centre partially offset against increased depreciation expense related to capitalized tenant installation costs during fiscal 2000 and 2001.

General and administrative expense decreased $104,000, or 8%, from $1.3 million for 2000 to $1.2 million for 2001, which was primarily attributable to a $125,000 decrease in third-party professional fees in 2001.

Interest expense of $5.3 million for 2001 decreased $1.1 million, or 17%, from $6.4 million for 2000. Of this decrease, $405,000 was the result of a lower average interest rate on the portfolio mortgage debt and $839,000 was due to lower average outstanding borrowings following certain loan payoffs during fiscal 2000 and 2001, including the debt related to the Northwood Centre which was sold in December 2000. These decreases were partially offset by $117,000 less capitalized interest in 2001.

The $140,000 extraordinary loss in 2001 was a result of the write-off of deferred financing fees as a result of the early repayment of the related debt.

Funds from Operations

The Company, along with most industry analysts, considers funds from operations ("FFO") as defined by the National Association of Real Estate Investment Trusts ("NAREIT") as an appropriate supplemental measure of operating performance. However, FFO does not represent cash generated from operations as defined by accounting principles generally accepted in the United States and is not indicative of cash available to fund cash needs. It should not be considered as an alternative to net income for the purpose of evaluating the Company's performance or to cash flows as a measure of liquidity.

Generally, NAREIT defines FFO as net income (computed in accordance with accounting principles generally accepted in the United States) before gains (losses) on sales of property, plus depreciation on real estate and amortization of capitalized leasing costs, and after adjustments for unconsolidated partnerships and joint ventures on the same basis. The reconciliation of net income to FFO for the three month periods ended March 31, 2001 and 2000 is as follows:

                                                       For the quarter ended
                                                              March 31,
                                                          2001        2000
                                                          ----        ----

Net income                                               $1,583      $1,874
Depreciation of real estate and amortization of
leasing costs:
   Wholly-owned and consolidated
     partnerships                                         4,689       4,737
   Unconsolidated  partnerships                             157         156
Income attributable to minority interest in
   Operating Partnership (a)                                379         780
Extraordinary item                                          140          --
Cumulative effect of a change in
 accounting principal                                       149          --
                                                         ------      ------

Funds from operations                                    $7,097      $7,547
                                                         ======      ======

Funds from operations per share (b)                      $ 0.20      $ 0.21
                                                         ======      ======

(a) Does not include distributions paid to Preferred OP Unitholders for the quarter ended March 31, 2001 and 2000.

(b) Assumes full conversion of a weighted average 6,804,144 and 10,484,143 Common OP Units into Common Shares for the quarter ended March 31, 2001 and 2000.

LIQUIDITY AND CAPITAL RESOURCES

Uses of Liquidity

The Company's principal uses of its liquidity are expected to be for distributions to its shareholders and OP unitholders, debt service and loan repayments, and property investment which includes acquisition, redevelopment, expansion and retenanting activities. In order to qualify as a REIT for Federal income tax purposes, the Company must currently distribute at least 90% of its taxable income to its shareholders. On March 8, 2001, the Board of Trustees of the Company approved and declared a cash quarterly dividend for the quarter ended March 31, 2001 of $0.12 per Common Share and Common OP Unit. The dividend was paid on April 13, 2001 to the shareholders of record as of March 30, 2001. The Board of Trustees also approved a distribution of $22.50 per Preferred OP Unit which was paid on April 13, 2001.

Property Redevelopment and Expansion

The Company's redevelopment program focuses on selecting well-located neighborhood and community shopping centers and creating significant value through retenanting and property redevelopment. The Company currently has four properties under redevelopment as follows:

Abington Towne Center - The Company has completed the first phase of redevelopment of this previously enclosed multi-level mall located in the Philadelphia suburb of Abington, Pennsylvania. In 2000, the Company sold approximately 160,000 square feet representing the top two floors and the rear portion of the ground level and the related parking area to the Target Corp. which is currently building out the space and is expected to open prior to the end of 2001. The Company has "de-malled" the balance of the center consisting of approximately 46,000 square feet of the main building and 14,000 square feet of store space in outparcel buildings which it will continue to own and operate. Costs incurred on this project (net of reimbursements from Target) through March 31, 2001 totaled $2.7 million with approximately $1.0 million of costs remaining to complete the redevelopment of this property.

Elmwood Park Shopping Center - This center, located in Elmwood Park, New Jersey, is approximately ten miles west of New York City. The redevelopment consists of reanchoring, renovating and expanding the existing 125,000 square foot shopping center by 30,000 square feet. The new anchor, a 48,000 square foot free-standing A&P supermarket, will replace an undersized (28,000 square feet) in-line Grand Union supermarket when completed. The project also includes the expansion of an existing Walgreens drug store. As of March 31, 2001, costs incurred on this project totaled $643,000. The Company expects remaining redevelopment costs of approximately $8.6 million to complete this project in 2002. In conjunction with the A&P supermarket rent commencement, the Operating Partnership is also obligated to issue OP Units equal to $2.75 million.

Methuen Shopping Center - This center, located in Methuen, Massachusetts (part of the Boston metropolitan statistical area) was formally anchored by a Caldor department store. The Company acquired this lease out of bankruptcy and has executed a lease with Wal*Mart for an 89,000 square foot department store which is projected to open in the fourth quarter of 2001. Projected costs to complete this project are approximately $400,000.

Gateway Shopping Center - The redevelopment of the Gateway Shopping Center, a partially enclosed mall located in South Burlington, Vermont, includes the recapture of a 32,000 square foot former Grand Union store, demolition of 90% of the property and the construction of a new anchor tenant. Following the bankruptcy of Grand Union, the lease was assigned to Shaw's supermarket. The Company is currently in discussions with Shaw's to continue with the redevelopment of this center.

Additionally, the Company currently estimates that for the remaining portfolio, capital outlays of approximately $2.5 million will be required during 2001 for tenant improvements, related renovations and other property improvements related to executed leases.

Share Repurchase Plan

The Company's repurchase of its Common Shares is an additional use of liquidity. In January 2001, the Board of Trustees approved a continuation and expansion of the Company's existing stock repurchase program. Management is authorized, at its discretion, to repurchase up to an additional $10.0 million of the Company's outstanding Common Shares. Through May 8, 2001, the Company had repurchased 1,793,642 (net of 86,063 shares reissued) at a total cost of $10.6 million under the expanded share repurchase program which allows for the repurchase of up to $20.0 million of the Company's outstanding Common Shares. The program may be discontinued or extended at any time and there is no assurance that the Company will purchase the full amount authorized.

Sources of Liquidity

Sources of capital for funding property acquisition, redevelopment, expansion and retenanting, as well as repurchase of Common Shares are expected to be obtained primarily from cash on hand, additional debt financings and sales of existing properties. As of March 31, 2001, the Company has a total of $8.4 million of additional capacity with two lenders. The Company also has 15 properties that are currently unencumbered and therefore available as potential collateral for future borrowings. The Company anticipates that cash flow from operating activities will continue to provide adequate capital for all debt service payments, recurring capital expenditures and REIT distribution requirements.

Financing and Debt

As of March 31, 2001 interest on the Company's mortgage indebtedness ranged from 6.5% to 9.6% with maturities that ranged from March 2002 to November 2021. Of the total outstanding debt, $124.8 million, or 46%, was carried at fixed interest rates with a weighted average of 8.4%, and $146.6 million, or 54%, was carried at variable rates with a weighted average of 7.7%. Of the total outstanding debt, $78.7 million will become due by 2003, with scheduled maturities of $55.9 million at an interest rate of 7.3% in 2002 and $22.8 million at an interest rate of 7.2% in 2003. No outstanding debt matures in 2001. The Company expects to refinance maturing debt or select other alternatives based on market conditions at that time, although there can be no assurance as to the consummation or terms of such refinancings.

The following summarizes certain significant financing transactions completed since December 31, 2000:

On January 8, 2001, the Company partially repaid $10.1 million of fixed-rate mortgage debt, which was secured by two of the Company's properties, with a life insurance company. On March 30, 2001, the remaining outstanding debt of $7.9 million with this lender was fully repaid.

On March 29, 2001, the Company borrowed an additional $23.0 million under an existing $59.0 million secured financing line with a bank. As of March 31, 2001, $59.0 million was outstanding under the Line.

On March 30, 2001, the Company fully repaid $9.9 million of outstanding debt with a bank which was collateralized by one of the Company's properties.

On April 10, 2001 the Company repaid $3.5 million of outstanding debt under a revolving credit facility with a bank. Following this repayment, the Company had no outstanding balance under this facility, which provides for total borrowings of up to $7.4 million.

The following table summarizes the Company's mortgage indebtedness as of March 31, 2001:

                                                       March 31,               December 31,          Interest
                                                         2001                      2000                Rate
                                                       -------                   -------              ------
    Mortgage notes payable - variable-rate

Fleet Bank, N.A.                                         4,096                     4,110        6.81% (LIBOR + 1.75%)
Fleet Bank, N.A.                                         9,189                     9,216        6.84% (LIBOR + 1.78%)
Sun America Life Insurance Company                      13,725                    13,774        7.58% (LIBOR + 2.05%)
Sun America Life Insurance Company                       9,824                     9,856        8.45% (LIBOR + 2.05%)
KBC Bank                                                14,165                    14,238        6.53% (LIBOR + 1.25%)
Fleet Bank, N.A.                                         3,500                     3,500        6.74% (LIBOR + 1.50%)
Fleet Bank, N.A.                                         8,938                     8,965        7.03% (LIBOR + 1.75%)
Metropolitan Life Insurance Company                     10,800                    10,800        7.42% (LIBOR + 2.00%)
First Union National Bank                               13,605                    13,636        6.51% (LIBOR + 1.45%)
Dime Savings Bank of NY                                 58,737                    35,814        7.06% (LIBOR + 1.75%)
                                                      --------                  --------
                         Total variable-rate debt      146,579                   123,909
                                                      --------                  --------

       Mortgage notes payable - fixed rate

Huntoon Hastings Capital Corp.                           6,222                     6,222        7.50%
Anchor National Life Insurance Company                   3,751                     3,775        7.93%
Lehman Brothers Holdings, Inc.                          17,744                    17,792        8.32%
Mellon Mortgage Company                                  7,409                     7,442        9.60%
Northern Life Insurance Company                          2,828                     2,895        7.70%
Reliastar Life Insurance Company                         1,950                     1,996        7.70%
Metropolitan Life Insurance Company                     25,069                    25,148        8.13%
Bank of America, N.A.                                   11,081                    11,100        7.55%
Bank of America, N.A.                                    5,541                     5,550        7.55%
Morgan Stanley Mortgage Capital                         43,213                    43,397        8.84%
Sun America Life Insurance Company                          --                    17,999        7.75%
North Fork Bank                                             --                     9,887        7.75%
                                                      --------                  --------
                         Total fixed-rate debt         124,808                   153,203
                                                      --------                  --------
                                                      $271,387                  $277,112
                                                      ========                  ========

                                       14

                                                                                       Properties       Payment
                                                                      Maturity         Encumbered        Terms
                                                                     ----------        ----------       -------
                    Mortgage notes payable - variable-rate

Fleet Bank, N.A.                                                      03/15/02             (1)             (2)
Fleet Bank, N.A.                                                      05/31/02             (3)             (2)
Sun America Life Insurance Company                                    08/01/02             (4)             (2)
Sun America Life Insurance Company                                    10/01/02             (5)             (2)
KBC Bank                                                              12/31/02             (6)             (2)
Fleet Bank, N.A.                                                      03/01/03             (7)             (2)
Fleet Bank, N.A.                                                      08/01/03             (8)             (2)
Metropolitan Life Insurance Company                                   11/01/03             (9)            (22)
First Union National Bank                                             01/01/05            (10)             (2)
Dime Savings Bank of NY                                               04/01/05            (11)             (2)

                     Mortgage notes payable - fixed rate

Huntoon Hastings Capital Corp.                                        09/01/02            (12)            (13)
Anchor National Life Insurance Company                                01/01/04            (14)          $33(2)
Lehman Brothers Holdings, Inc.                                        03/01/04            (15)         $139(2)
Mellon Mortgage Company                                               05/23/05            (16)          $70(2)
Northern Life Insurance Company                                       12/01/08            (17)          $41(2)
Reliastar Life Insurance Company                                      12/01/08            (17)          $28(2)
Metropolitan Life Insurance Company                                   11/01/10            (18)         $197(2)
Bank of America, N.A.                                                 01/01/11            (19)          $78(2)
Bank of America, N.A.                                                 01/01/11            (20)          $39(2)
Morgan Stanley Mortgage Capital                                       11/01/21            (21)         $380(2)
Sun America Life Insurance Company                                          --             --              --
North Fork Bank                                                             --             --              --

Notes:
(1)  Town Line Plaza                     (11) Ledgewood Mall                          (19) GHT Apartments
                                              New Louden Center
(2)  Monthly principal and interest           Route 6 Plaza                           (20) Colony Apartments
                                              Bradford Towne Centre
(3)  Smithtown Shopping Center                Berlin Shopping Center                  (21) Midway Plaza
                                                                                           Kings Fairgrounds
(4)  Merrillville Plaza                  (12) Gateway Shopping Center                      Plaza 15
                                                                                           Ames Plaza
(5)  Village Apartments                  (13) Interest only until 5/01; monthly            Martintown Plaza
                                              principal and interest thereafter            Shillington Plaza
(6)  Marley Run Apartments                                                                 Dunmore Plaza
                                         (14) Pittston Plaza                               Kingston Plaza
(7)  Marketplace of Absecon                                                                25th Street Shopping Center
                                         (15) Glen Oaks Apartments                         Circle Plaza
(8)  Soundview Marketplace                                                                 Northside Mall
                                         (16) Mad River Station Shopping Center            Monroe Plaza
(9)  Green Ridge Plaza                                                                     New Smyrna Beach
     Luzerne Street Plaza                (17) Manahawkin Shopping Center                   Mountainville Plaza
     Valmont Plaza                                                                         Cloud Springs Plaza
                                         (18) Crescent Plaza                               Birney Plaza
(10) 239 Greenwich Avenue                     East End Centre                              Troy Plaza

                                                                                      (22) Interest only until 5/02; monthly
                                                                                           principal and interest thereafter

HISTORICAL CASH FLOW

The following discussion of historical cash flow compares the Company's cash flow for the three month period ended March 31, 2001 ("2001") with the Company's cash flow for the three month period ended March 31, 2000 ("2000").

Net cash provided by operating activities of $6.6 million for 2001, in total, was essentially consistent with 2000.

Investing activities used $2.2 million during 2001, representing a $400,000 decrease from $2.6 million of cash used during 2000. This was primarily the result of a $300,000 decrease in expenditures for real estate acquisitions, development and tenant installation in 2001.

Net cash used in financing activities of $10.8 million for 2001 decreased $15.5 million compared to $26.3 million used in 2000. The decrease resulted primarily from $30.7 million of additional cash used in 2000 for the repayment of debt and $1.6 million of additional cash used in 2000 for the repurchase of Common Shares. This was partially offset by a decrease of $17.0 million of cash provided by additional borrowings and related financing costs in 2001.

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

Item 3. Quantitative and qualitative disclosures about market risk

The Company's primary market risk exposure is to changes in interest rates related to the Company's mortgage debt. See the discussion under Item 2 of this report for certain quantitative details related to the Company's mortgage debt. Currently, the Company manages its exposure to fluctuations in interest rates primarily through the use of fixed-rate debt, LIBOR rate caps and interest rate swap agreements. As of March 31, 2001, the Company had total mortgage debt of $271.4 million of which $124.8 million, or 46%, is fixed-rate and $146.6 million, or 54%, is variable-rate based upon LIBOR plus certain spreads. $23.6 million of notional variable-rate principal is hedged through the use of LIBOR rate caps as of March 31, 2001, which cap LIBOR at 6.5%. The Company is also a party to two swap agreements with a bank through its 49% interest in the Crossroads Joint Venture and Crossroads II Joint Venture. These swap agreements effectively fix the interest rate on the Company's pro rata share of the joint venture debt, or $16.9 million, at a blended base rate of 6.1% plus the applicable spreads.

Of the total outstanding debt, $55.9 million will become due by 2002. As the Company intends on refinancing some or all of such debt at the then-existing market interest rates which may be greater than the current interest rate, the Company's interest expense would increase by approximately $559,000 annually if the interest rate on the refinanced debt increased by 100 basis points. Furthermore, interest expense on the Company's variable debt as of March 31, 2001 would increase by $1.5 million annually for a 100 basis point increase in interest rates. The Company may seek additional variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, the Company would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.

Part II. Other Information

Item 1.  Legal Proceedings

         There have been no material legal proceedings beyond those previously disclosed in the Registrants previously filed Annual Report on Form 10-K for the year ended December 31, 2000.

Item 2.  Changes in Securities
         None

Item 3.  Defaults Upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         None

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

         (b) Reports on Form 8-K - The Company did not file any reports on Form 8-K during the three month period ended March 31, 2001

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               ACADIA REALTY TRUST



                               /s/ Kenneth F. Bernstein
                               ------------------------
By:                            Kenneth F. Bernstein
                               Chief Executive Officer and President
                               (Principal Executive  Officer)



                               /s/ Perry Kamerman
                               ------------------------
                               Perry Kamerman
                               Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 14, 2001