Form 10-K/A
period 2000-12-31
ACADIA REALTY TRUST
filed 2001-07-24
CIK 899629

                       Securities and Exchange Commission
                              Washington, DC 20549
                                  FORM 10-K/A-1

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

PURPOSE OF AMMENDMENT
---------------------

This Amendment to the Annual Report on Form 10-K for Acadia Realty Trust for the year ended December 31, 2000 is being filed for the purpose of reflecting modifications to the following items:

-Part II, Item 6, Selected Financial Data (amended to modify information regarding Funds from Operations and disclose cash flows information)

-Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations (amended to modify information regarding Funds from Operations)

-Part IV, Items 14(a)(1) and 14(a)(2), Exhibits, Financial Statements and Schedules (amended to modify presentation of Consolidated Statement of Operations and note 1 thereto)


                                     PART II

ITEM 6. SELECTED FINANCIAL DATA

    The following table sets forth, on a historical basis, selected financial data for the Company. This information should be read in conjunction with the audited consolidated financial statements of the Company and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this Annual Report on Form 10-K.


                                                                             Year ended December 31,
                                            -----------------------------------------------------------------------------------
                                                 2000              1999            1998(1)               1997             1996
                                            -----------------------------------------------------------------------------------
OPERATING DATA:
Revenues                                    $   96,758         $   92,709        $   59,771           $  44,498       $  43,796
                                            -----------------------------------------------------------------------------------
Operating expenses                              39,723             38,483            28,485              17,055          17,868
Interest and other financing expense            25,163             23,314            18,302              15,444          12,733
Depreciation and amortization                   20,460             19,887            15,795              13,768          13,398
                                            -----------------------------------------------------------------------------------
  Total                                         85,346             81,684            62,582              46,267          43,999
                                            -----------------------------------------------------------------------------------
                                                11,412             11,025            (2,811)             (1,769)           (203)

Non-recurring charges (2)                           -                   -            (2,249)                  -               -
Equity in earnings of unconsolidated
  partnerships                                     645                584               256                   -               -
Adjustment of carrying value of property
held for sale                                        -                  -           (11,560)                  -            (392)
                                            -----------------------------------------------------------------------------------


Income (loss) before gain (loss) on sale,
  extraordinary items and minority interest     12,057             11,609           (16,364)            (1,769)            (595)
Gain (loss) on sale of properties               13,742             (1,284)             (175)               (12)              21
Extraordinary item - loss on early
  extinguishment of debt                             -                  -              (707)                -              (190)
Minority interest                               (5,892)            (3,130)            3,348                217               40
                                            -----------------------------------------------------------------------------------
Net income (loss)                           $   19,907         $    7,195        $  (13,898)          $  (1,564)      $    (724)
                                            ===================================================================================
Net income (loss) per Common Share
  - basic and diluted                       $     0.75         $     0.28        $    (0.91)          $   (0.18)      $   (0.08)
                                            ===================================================================================
Weighted average number of Common
   Shares outstanding
  - basic                                   26,437,265         25,708,787        15,205,962           8,551,930       8,546,553
  - diluted  (3)                            26,437,265         25,708,787        15,205,962           8,551,930       8,546,553

                                            ===================================================================================


BALANCE SHEET DATA:
   Real estate before accumulated
     depreciation                           $  514,139         $  569,521        $  551,249           $ 311,688       $ 307,411
   Total assets                                523,611            570,803           528,512             254,500         258,517
   Total mortgage indebtedness                 277,112            326,651           277,561             183,943         172,823
   Minority interest - Operating
      Partnership                               48,959             74,462            79,344               9,244          10,752
   Total equity                                179,317            152,487           154,591              48,800          56,806

OTHER:
   Funds from Operations (4)                $   31,789         $   31,160        $   15,073           $  11,003       $  12,536
   Cash flows provided by (used in):
     Operating activities                       32,573             25,886             7,459               8,934          13,364
     Investing activities                        8,249            (19,930)          (24,822)            (10,475)        (20,019)
     Financing activities                      (53,995)            14,201            31,259              (1,084)          7,499

                                        1

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

(4) The Company considers funds from operations ("FFO") as defined by the National Association of Real Estate Investment Trusts ("NAREIT") to be an appropriate supplemental disclosure of operating performance for an equity REIT due to its widespread acceptance and use within the REIT and analyst communities. FFO is presented to assist investors in analyzing the performance of the Company. However, the Company's method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO does not represent cash generated from operations as defined by accounting principles generally accepted in the United States ("GAAP") and is not indicative of cash available to fund all cash needs, including distributions. It should not be considered as an alternative to net income for the purpose of evaluating the Company's performance or to cash flows as a measure of liquidity. NAREIT defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Effective January 1, 2000, NAREIT clarified the definition of FFO to include non-recurring events except those that are defined as "extraordinary items" under GAAP. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Funds from Operations" for the reconciliation of net income to FFO.

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

Funds from Operations

The Company considers funds from operations ("FFO") as defined by the National Association of Real Estate Investment Trusts ("NAREIT") to be an appropriate supplemental disclosure of operating performance for an equity REIT due its widespread acceptance and use within the REIT and analyst communities. FFO is presented to assist investors in analyzing the performance of the Company. However, the Company's method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO does not represent cash generated from operations as defined by accounting principles generally accepted in the United States ("GAAP") and is not indicative of cash available to fund all cash needs, including distributions. It should not be considered as an alternative to net income for the purpose of evaluating the Company's performance or to cash flows as a measure of liquidity.

NAREIT defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Effective January 1, 2000, NAREIT clarified the definition of FFO to include non-recurring events except those that are defined as "extraordinary items" under GAAP.

The reconciliation of net income to FFO for the years ended December 31, 2000, 1999, 1998, 1997 and 1996 is as follows:

        Reconciliation of Net Income (Loss) to Funds from Operations

                                                             For the Year Ended December 31,
                                                  2000        1999       1998(a)    1997(a)   1996(a)
                                                -------    ---------   ---------  ---------  ---------
Net income (loss)                               $19,907     $ 7,195    $(13,898)   $(1,564)   $  (724)
Depreciation of real estate and
  amortization of leasing costs:
   Wholly owned and consolidated partnerships    19,325      18,949      14,925     12,993     12,268
   Unconsolidated partnerships                      625         626         231         --         --
Non-recurring RDC transaction charges (b)            --          --       2,249         --         --
Settlement of Litigation                             --          --       2,358         --         --
Income (loss) attributable to minority
  interest (c)                                    5,674       3,106      (3,348)      (217)       (40)
(Gain)loss on sale of properties                (13,742)      1,284         175         12        (21)
Adjustment of carrying value of
  properties held for sale                           --          --      11,560         --        392
Other adjustments                                    --          --         114       (221)       471
Extraordinary item - loss on
  extinguishment of debt                             --          --         707         --        190
                                                -------     -------     -------    -------    -------
Funds from operations                           $31,789     $31,160     $15,073    $11,003    $12,536
                                                =======     =======     =======    =======    =======


Notes:

        (a) Effective January 1, 2000, NAREIT clarified the definition of FFO to include non-recurring events except those that are defined as "extraordinary items" under GAAP. Under this current definition, FFO for the years ended December 31, 1998, 1997 and 1996 would have been $10,352, $11,224 and $12,065, respectively.

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

         3.  Exhibits

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment on Form 10-K/A to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized.

                                     ACADIA REALTY TRUST
                                        (Registrant)

                                     By: /s/ Perry Kamerman
                                             Senior Vice President and
                                             Chief Financial Officer

Dated:  July 24, 2001

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
                                                          ========                       ========


                             See accompanying notes

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                                             Years ended December 31,
                                                                                    2000              1999             1998
                                                                                    ----              ----             ----
Revenues
   Minimum rents                                                                $ 74,161          $ 73,021         $ 46,940
   Percentage rents                                                                3,048             2,994            2,651
   Expense reimbursements                                                         14,230            13,786            8,655
   Other                                                                           5,319             2,908            1,525
                                                                                --------          --------         --------
      Total revenues                                                              96,758            92,709           59,771
                                                                                --------          --------         --------

Operating Expenses
   Property operating                                                             23,198            21,606           14,182
   Real estate taxes                                                              11,468            10,540            7,536
   Depreciation and amortization                                                  20,460            19,887           15,795
   General and administrative                                                      5,057             6,337            4,409
   Non-recurring charges                                                              --                --            2,249
   Settlement of litigation                                                           --                --            2,358
   Adjustment of carrying value of properties held for sale                           --                --           11,560
                                                                                --------          --------         --------
       Total operating expenses                                                   60,183            58,370           58,089
                                                                                --------          --------         --------


Operating income                                                                  36,575            34,339            1,682
Equity in earnings of unconsolidated partnerships                                    645               584              256
Gain (loss) on sale of properties                                                 13,742            (1,284)            (175)
Interest expense                                                                 (25,163)          (23,314)         (18,302)
                                                                                --------          --------         --------

Income (loss) before extraordinary item and minority interest                     25,799            10,325          (16,539)
Extraordinary item - loss on early extinguishment of debt                            --                 --             (707)
Minority interests                                                                (5,892)           (3,130)           3,348
                                                                                --------          --------         --------
Net income (loss)                                                               $ 19,907          $  7,195         $(13,898)
                                                                                ========          ========         ========

Net income (loss) per Common Share:
Income (loss) before extraordinary item                                         $    .75          $    .28         $   (.86)
Extraordinary item                                                                    --                --             (.05)
                                                                                --------          --------         --------
Net income (loss) per Common Share                                              $    .75          $    .28         $   (.91)
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

Properties
Real estate assets are stated at cost less accumulated depreciation. Expenditures for acquisition, development, construction and improvement of properties, as well as significant renovations are capitalized. Interest costs are capitalized until construction is substantially complete. Depreciation is computed on the straight-line method over estimated useful lives of 30 to 40 years for buildings and the shorter of the useful life or lease term for improvements, furniture, fixtures and equipment. Expenditures for maintenance and repairs are charged to operations as incurred. The Company records impairment losses and reduces the carrying value of properties when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases where the Company does not expect to recover its carrying costs on properties held for use, the Company reduces its carrying cost to fair value, and for properties held for sale, the Company reduces its carrying value to the fair value less costs to sell. Management does not believe that the value of any properties held for use or sale are impaired as of December 31, 2000. As of December 31, 2000, one shopping center and two multi-family properties were held for sale.


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
