Form 10-Q/A
period 2001-03-31
ACADIA REALTY TRUST
filed 2001-07-24
CIK 899629

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q/A-1

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

PURPOSE OF AMMENDMENT
---------------------

This Amendment to the Quarterly Report on Form 10-Q for Acadia Realty Trust for the quarterly period ended March 31, 2001 is being filed for the purpose of reflecting modifications to the following items:

-Part I, Item 1, Financial Statements (amended to modify notes 3 and 5 to the
   Financial Statements)

-Part I, Item 2, Management's Discussion and Analysis of Financial Condition and
   Results of Operations (amended to disclose information regarding Funds from Operations)

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

In connection with the adoption of the Statement, the Company recorded a transition adjustment of $149 related to the January 1, 2001 valuation of two LIBOR rate caps which hedge $23.6 million of variable-rate mortgage debt. This adjustment is reflected as a cumulative effect of a change in accounting principal in the accompanying financial statements. As the LIBOR rate caps had no intrinsic value as of March 31, 2001 due to a decline in market LIBOR rates since their inception, future changes in the fair value of the LIBOR rate caps are expected to be reflected in current earnings. As the remaining time-value portion of the fair value is not significant as of March 31, 2001, any further decreases in the fair value of the LIBOR rate caps are not expected to be material.

The Company is also a party to two swap agreements with a bank through its 49% interest in the Crossroads Joint Venture and Crossroads II Joint Venture (see note 6). These swap agreements effectively fix the interest rate on the Company's pro rata share, or $16.9 million, of the joint venture mortgage debt. The Company recorded a $596 unrealized loss in other comprehensive income which reflects its pro rata share of the adjustment to fair value for the two swap agreements as of March 31, 2001. These swap agreements have no hedge ineffectiveness as they meet all the associated criteria under the Statement. Because these instruments have no hedge ineffectiveness, the interest rate differentials that arise under the swap agreements are recognized in earnings as they are periodically settled. Amounts in other comprehensive income are not amortized to earnings unless the swap agreements are terminated. At the maturity of the swaps, their fair value will be zero.

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

5. COMPREHENSIVE INCOME

Comprehensive income for the three months ended March 31, 2001 totaled $987 and was comprised of net income of $1,583 and other comprehensive loss of $596. The following table sets forth the change in accumulated other comprehensive loss for the period since December 31, 2000:

                                                   Accumulated other
                                                     Comprehensive
                                                         loss
                                                   -----------------


Balance at December 31, 2000                          $     --
Unrealized loss on valuation of swap
 agreements from unconsolidated partnerships               596
                                                      --------

Balance at March 31, 2001                             $    596
                                                      ========

As of March 31, 2001, the balance in accumulated other comprehensive loss was comprised entirely of unrealized losses on the valuation of swap agreements from unconsolidated partnerships.

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

7. MORTGAGE LOANS

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

8. RELATED PARTY TRANSACTIONS

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

9. DIVIDENDS AND DISTRIBUTIONS PAYABLE

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

12. SUBSEQUENT EVENTS

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

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has fully caused this amendment on Form 10-Q/A to its Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                               ACADIA REALTY TRUST



                               /s/ Perry Kamerman
                               ------------------------
By:                            Perry Kamerman
                               Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)









Date: July 24, 2001