Form 10-Q
period 2001-06-30
ACADIA REALTY TRUST
filed 2001-08-13
CIK 899629

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

As of August 10, 2001, there were 28,481,786 common shares of beneficial interest, par value $.001 per share, outstanding.

                                    FORM 10-Q


                                      INDEX


Part I: Financial Information                                              Page

Item 1. Financial Statements (unaudited)

          Consolidated Balance Sheets as of
          June 30, 2001 and December 31, 2000                                1

          Consolidated Statements of Operations for
          the three and six months ended June 30, 2001 and 2000              2

          Consolidated Statements of Cash Flows for
          the six months ended June 30, 2001 and 2000                        3

          Notes to Consolidated Financial Statements                         5

Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations                      12

Item 3. Quantitative and Qualitative Disclosure about Market Risk           19


Part II: Other Information

Item 2. Changes in Securities                                               21

Item 4. Submission of Matters to a Vote of Security Holders                 21

Item 6. Exhibits and Reports on Form 8-K                                    22

        Signatures                                                          22

Part I.  Financial Information
Item 1.  Financial Statements

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                       June 30,
                                                         2001       December 31,
                                                     (unaudited)       2000
                                                     -----------    ------------
ASSETS

Real estate
Land                                                  $ 69,206         $ 69,206
Buildings and improvements                             450,179          444,933
                                                      --------         --------
                                                       519,385          514,139
Less: accumulated depreciation                         110,585          102,461
                                                      --------         --------
Net real estate                                        408,800          411,678
Properties held for sale                                28,709           49,445
Cash and cash equivalents                               20,740           22,167
Cash in escrow                                           5,692            5,213
Investments in unconsolidated
  partnerships                                           5,974            6,784
Rents receivable, net                                    7,207            9,667
Prepaid expenses                                         1,527            2,905
Deferred charges, net                                   12,765           13,026
Other assets                                             2,405            2,726
                                                      --------         --------
                                                      $493,819         $523,611
                                                      ========         ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Mortgage notes payable                                $252,860         $277,112
Accounts payable and accrued expenses                    5,475            7,495
Due to related parties                                     117              111
Dividends and distributions payable                      4,144            4,241
Other liabilities                                        3,639            4,179
                                                      --------         --------
Total liabilities                                      266,235          293,138
                                                      --------         --------
Minority interest in Operating
  Partnership                                           41,205           48,959
Minority interests in majority-
  owned partnerships                                     2,202            2,197
                                                      --------         --------
Total minority interests                                43,407           51,156
                                                      --------         --------
Shareholders' equity:
Common shares, $.001 par value,
  authorized 100,000,000 shares,
  issued and outstanding 28,481,786
  and 28,150,472 shares, respectively                       29               28
Additional paid-in capital                             189,136          188,392
Accumulated other comprehensive income                    (268)              --
Deficit                                                 (4,720)          (9,103)
                                                      --------         --------
Total shareholders' equity                             184,177          179,317
                                                      --------         --------
                                                      $493,819         $523,611
                                                      ========         ========

                             See accompanying notes

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                    (in thousands, except per share amounts)


                                                            Three months ended       Six months ended
                                                                 June 30,                June 30,
                                                            2001         2000        2001        2000
                                                            ----         ----        ----        ----
                                                               (unaudited)             (unaudited)
Revenues

Minimum rents                                              $16,958     $18,663     $34,404     $37,104
Percentage rents                                               359         589       1,091       1,340
Expense reimbursements                                       3,138       3,199       7,047       7,043
Other                                                          563       2,518       1,065       3,345
                                                           -------     -------     -------     -------
Total revenues                                              21,018      24,969      43,607      48,832
                                                           -------     -------     -------     -------
Operating expenses

Property operating                                           4,757       5,337      10,955      11,323
Real estate taxes                                            2,818       2,914       5,618       5,627
General and administrative                                   1,352       1,285       2,541       2,578
Depreciation and amortization                                4,936       5,085       9,900      10,100
                                                           -------     -------     -------     -------
Total operating expenses                                    13,863      14,621      29,014      29,628
                                                           -------     -------     -------     -------

Operating income                                             7,155      10,348      14,593      19,204

Equity in earnings of unconsolidated partnerships              137         151         289         351
Gain on sale of property                                     7,035          --       7,035          --
Interest expense                                            (4,781)     (6,261)    (10,059)    (12,616)
                                                           -------     -------     -------     -------
Income before minority interest, extraordinary
 item and cumulative effect of change in
 accounting principal                                        9,546       4,238      11,858       6,939
Minority interest                                           (1,746)     (1,274)     (2,186)     (2,101)
Extraordinary item - loss on early extinguishment
 of debt                                                        --          --        (140)         --
Cumulative effect of change in accounting principal             --          --        (149)         --
                                                           -------     -------     -------     -------

Net income                                                 $ 7,800     $ 2,964     $ 9,383     $ 4,838
                                                           =======     =======     =======     =======
Net income per Common Share - basic and diluted:
Income before extraordinary item and cumulative
 effect of change in accounting principal                  $   .27     $   .12     $   .35     $   .19
Extraordinary item                                              --          --        (.01)         --
Cumulative effect of change in accounting principal             --          --        (.01)         --
                                                           -------     -------     -------     -------
Net income                                                 $   .27     $   .12     $   .33     $   .19
                                                           =======     =======     =======     =======





                             See accompanying notes

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                 (in thousands)

                                                                        June 30,          June 30,
                                                                          2001              2000
                                                                      (unaudited)       (unaudited)
                                                                      -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                              $ 9,383          $ 4,838
Adjustments to reconcile net income to
  net cash provided by operating activities:
Depreciation and amortization                                             9,900           10,100
Minority interests                                                        2,186            2,101
Equity in income of unconsolidated partnerships                            (289)            (351)
Provision for bad debts                                                     469              314
Stock-based compensation                                                     --              197
Gain on sale of property                                                 (7,035)              --
Extraordinary item                                                          140               --
Cumulative effect of change in accounting principal                         149               --

Changes in assets and liabilities:
Funding of escrows, net                                                    (479)          (1,989)
Rents receivable                                                          1,991             (798)
Prepaid expenses                                                          1,378            1,501
Due to related parties                                                        6               19
Other assets                                                                144             (298)
Accounts payable and accrued expenses                                    (2,020)            (540)
Other liabilities                                                          (540)            (698)
                                                                        -------          -------

Net cash provided by operating activities                                15,383           14,396
                                                                        -------          -------


CASH FLOWS FROM INVESTING ACTIVITIES:

Expenditures for real estate and improvements                            (5,371)          (5,239)
Net proceeds from sale of property                                       27,017               --
Distributions from unconsolidated partnerships                              830              924
Payment of deferred leasing costs                                          (793)          (1,095)
                                                                        -------          -------

Net cash provided by (used in) investing activities                      21,683           (5,410)
                                                                        -------          -------







                             See accompanying notes

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                 (in thousands)

                                                                        June 30,           June 30,
                                                                          2001               2000
                                                                      (unaudited)         (unaudited)
                                                                      -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

Principal payments on mortgage notes                                   $(55,552)          $(60,453)
Proceeds received on mortgage notes                                      31,300             41,200
Payment of deferred financing costs                                         (45)            (1,055)
Dividends paid                                                           (6,736)            (6,126)
Distributions to minority interest
 in Operating Partnership                                                (1,633)            (2,516)
Distributions on Preferred Operating
 Partnership units                                                          (99)               (73)
Distributions to minority interest
 in majority-owned partnership                                              (27)               (22)
Redemption of Operating Partnership Units                                (4,814)                --
Repurchase of Common Shares                                                (887)            (3,332)
                                                                        -------            -------

Net cash used in financing activities                                   (38,493)           (32,377)
                                                                        -------            -------

Decrease in cash and cash equivalents                                    (1,427)           (23,391)
Cash and cash equivalents, beginning of period                           22,167             35,340
                                                                        -------            -------

Cash and cash equivalents, end of period                                $20,740            $11,949
                                                                        =======            =======


Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for interest, net of amounts
     capitalized of $109 and $241, respectively                         $10,356            $12,501
                                                                        =======            =======








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

All of the Company's assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership (the "Operating Partnership") and its majority-owned partnerships. As of June 30, 2001, the Company controlled 84% of the Operating Partnership as the sole general partner.

The Company currently operates fifty-six properties, which it owns or has an ownership interest in, consisting of forty-seven neighborhood and community shopping centers, four redevelopment properties, one enclosed mall and four multi-family properties located in the Eastern and Midwestern regions of the United States. One multi-family property and one retail property were held for sale as of June 30, 2001.

2.  BASIS OF PRESENTATION

The consolidated financial statements include the consolidated accounts of the Company and its majority-owned partnerships, including the Operating Partnership, and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Non-controlling investments in partnerships are accounted for under the equity method of accounting as the Company exercises significant influence. The information furnished in the accompanying consolidated financial statements reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the aforementioned consolidated financial statements for the interim periods.

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates. Operating results for the six-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information refer to the consolidated financial statements and accompanying footnotes included in the Company's Annual Report on Forms 10-K and 10-K/A for the year ended December 31, 2000.

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)

3. PROPERTY DISPOSITION

As part of its continuing plan to dispose of certain non-core assets, the Company sold its interest in the Marley Run Apartments (the "Property") for $27,400 on May 15, 2001, recognizing a $7,035 gain on the disposition. Net proceeds after the repayment of the associated debt and other closing costs were $12,745 of which $4,765 was used to redeem 680,667 OP Units at $7.00 per unit. The redemption price represented a premium of $0.35 over the market price of the Company's Common shares as of the redemption date. The OP Units redeemed were held by the original owners of the Property who contributed the Property to the Company in connection with the RDC Transaction in August 1998, pursuant to which, the Company agreed to indemnify the OP Unit holders for any income taxes recognized with respect to a disposition of the Property within five years following the contribution of the Property. As part of the redemption as discussed above, the OP Unit holders waived their rights to this tax reimbursement which the Company estimated to be in excess of $2.00 per OP Unit.

4. SHAREHOLDERS' EQUITY AND MINORITY INTERESTS

The following table summarizes the change in the shareholders' equity and minority interests since December 31, 2000:

                                                                        Minority          Minority
                                                                       interest in       interest in
                                                     Shareholders'      Operating       majority-owned
                                                        equity        Partnership(1)     partnerships
                                                        ------        --------------     ------------
Balance at December 31, 2000                          $179,317          $ 48,959         $  2,197
Repurchase of Common Shares                               (887)               --               --
Conversion of 477,215 Operating Partnership
 Units into Common Shares by minority interests          3,403            (3,403)              --
Redemption of 688,667 OP Units by minority
 interests                                                   8            (4,911)              --
Dividends and distributions declared
  of $0.24 per Common Share and
  Operating Partnership unit                            (6,779)           (1,494)              --
Cash flow distribution                                      --                --              (27)
Other comprehensive loss - unrealized loss on
 valuation of swap agreements from
 unconsolidated partnerships                              (268)               --               --
Net income for the period January 1
  through June 30, 2001                                  9,383             2,054               32
                                                      --------          --------         --------
Balance at June 30, 2001                              $184,177          $ 41,205         $  2,202
                                                      ========          ========         ========

(1) Net income attributable to minority interest in Operating Partnership and distributions do not include a distribution on Preferred OP Units of $100.

Minority interests in Operating Partnership represent the limited partners' interest of 5,638,263 and 10,484,143 units in the Operating Partnership ("OP Units") at June 30, 2001 and 2000, respectively, and 2,212 units of preferred Operating Partnership interests, with a nominal value of $1,000 per unit, which are entitled to a preferred quarterly distribution of $22.50 per unit (9% annually). Minority interests in majority-owned partnerships represent interests held by third parties in four partnerships in which the Company has a majority-ownership position.

On April 12, 2001, the Company redeemed 8,000 OP Units held by a limited partner at the market price of the Common Shares at that date of $6.15 per share.

On May 15, 2001, the Company redeemed 680,667 OP Units in connection with the sale of its interest in the Marley Run Apartments (notes 3 and 7).

On June 14, 2001, certain limited partners converted 477,215 OP Units into Common Shares on a one-for-one basis.

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)

5.  INVESTMENT IN PARTNERSHIPS

The Company owns a 49% interest in the Crossroads Joint Venture and Crossroads II Joint Venture (collectively "Crossroads") and accounts for this investment using the equity method. Summary financial information of Crossroads and the Company's investment in and share of income from Crossroads follows:

                                                     June 30,      December 31,
                                                       2001            2000
                                                       ----            ----
Balance Sheet
Assets:
Rental property, net                                 $  7,905        $  8,446
Other assets                                            3,736           4,655
                                                     --------        --------
Total assets                                         $ 11,641        $ 13,101
                                                     ========        ========

Liabilities and partners' equity
Mortgage note payable                                $ 34,393        $ 34,642
Other liabilities                                       1,679             736
Partners' equity                                      (24,431)        (22,277)
                                                     --------        --------
Total liabilities and partners' equity               $ 11,641        $ 13,101
                                                     ========        ========
Company's investment in partnerships                 $  5,974        $  6,784
                                                     ========        ========

                                                Three months ended         Six months ended
                                                     June 30,                   June 30,
                                                 2001        2000          2001         2000
                                                 ----        ----          ----         ----
Statement of Operations
Total revenue                                  $1,861       $1,772        $3,639       $3,637
Operating and other expenses                      595          468         1,059          926
Interest expense                                  654          663         1,323        1,330
Depreciation and amortization                     134          132           268          265
                                               ------       ------        ------       ------
Net income                                     $  478       $  509        $  989       $1,116
                                               ======       ======        ======       ======

Company's share of net income                  $  235       $  249        $  485       $  547
Amortization of excess investment
(See below)                                        98           98           196          196
                                               ------       ------        ------       ------
Income from partnerships                       $  137       $  151        $  289       $  351
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

In connection with the adoption of the Statement, the Company recorded a transition adjustment of $149 related to the January 1, 2001 valuation of two LIBOR rate caps which hedge $23.6 million of variable-rate mortgage debt. This adjustment is reflected as a cumulative effect of a change in accounting principal in the accompanying financial statements. As the LIBOR rate caps had no intrinsic value as of June 30, 2001 due to a decline in market LIBOR rates since their inception, future changes in the fair value of the LIBOR rate caps are expected to be reflected in current earnings. As the remaining time-value portion of the fair value is not significant as of June 30, 2001, any further decreases in the fair value of the LIBOR rate caps are not expected to be material.

The Company is also a party to two swap agreements with a bank through its 49% interest in the Crossroads Joint Venture and Crossroads II Joint Venture (see note 5). These swap agreements effectively fix the interest rate on the Company's pro rata share, or $16.9 million, of the joint venture mortgage debt. As of June 30, 2001, the Company has recorded a $268 unrealized loss in accumulated other comprehensive income which reflects its pro rata share of the adjustment of the two swap agreements to fair value. These swap agreements have no hedge ineffectiveness as they meet all the associated criteria under the Statement. Since these instruments have no hedge ineffectiveness, the interest rate differentials that arise under the swap agreements are recognized in earnings as they are periodically settled. Amounts in other comprehensive income are not amortized to earnings unless the swap agreements are terminated. At the maturity of the swaps, their fair value will be zero.

7. RELATED PARTY TRANSACTIONS

The Company currently manages two properties in which certain shareholders of the Company or their affiliates have ownership interests. Management fees earned by the Company under these contracts are at rates of 3.0% and 3.25% of collections. During 2000, the Company terminated a contract to manage a third property owned by a related party that earned a fee of 3.5% of collections. Fees earned under these contracts aggregated $119 and $214 during the three and six-month periods ended June 30, 2001, respectively, and $208 and $445 during the three and six-month periods ended June 30, 2000, respectively.

On May 15, 2001, the Company redeemed certain OP Units in connection with the sale of its interest in the Marley Run Apartments (note 3). Messrs. Dworman and Bernstein, Chairman and Chief Executive Officer, respectively, owned a total of 13,600 of these redeemed OP Units through various affiliated entities.

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)


8. DIVIDENDS AND DISTRIBUTIONS PAYABLE

On June 4, 2001, the Board of Trustees of the Company approved and declared a cash quarterly dividend for the quarter ended June 30, 2001 of $0.12 per Common Share and Common OP Unit. The dividend was paid on July 13, 2001 to the shareholders of record as of June 29, 2001. The Board of Trustees also approved a distribution of $22.50 per Preferred OP Unit which was paid on July 13, 2001.

9. PER SHARE DATA

For the three and six-month periods ended June 30, 2001 and 2000, basic earnings per share was determined by dividing the net income applicable to common shareholders for each period by the weighted average number of common shares of beneficial interest ("Common Shares") outstanding during each period consistent with the Financial Accounting Standards Board Statement No. 128. The weighted average number of shares outstanding for the three-month periods ended June 30, 2001 and 2000 were 28,089,593 and 25,241,794, respectively. The weighted average number of shares outstanding for the six-month periods ended June 30, 2001 and 2000 were 28,090,531 and 25,358,946, respectively.

Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Shares were exercised or converted into Common Shares or resulted in the issuance of Common Shares that then shared in the earnings of the Company. For the three and six-month periods ended June 30, 2001 and 2000 no additional shares were reflected as the impact would be anti-dilutive in such periods.

10. COMPREHENSIVE INCOME

Comprehensive income for the three months ended June 30, 2001 totaled $8,128 and was comprised of net income of $7,800 and other comprehensive income of $328. Comprehensive income for the six months ended June 30, 2001 totaled $9,115 and was comprised of net income of $9,383 and other comprehensive loss of $268. The following table sets forth the change in accumulated other comprehensive loss for the period since December 31, 2000:

                                                   Accumulated other
                                                     Comprehensive
                                                         loss
                                                   -----------------


Balance at December 31, 2000                          $     --
Unrealized loss on valuation of swap
 agreements from unconsolidated partnerships               268
                                                      --------

Balance at June 30, 2001                              $    268
                                                      ========

As of June 30, 2001, the balance in accumulated other comprehensive loss was comprised entirely of unrealized losses on the valuation of swap agreements from unconsolidated partnerships.

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

                                                                                 Six months ended
                                                                                   June 30, 2001
                                                                                   -------------
                                                                  Retail    Multi-Family      All
                                                                properties   properties      other        Total
                                                                ------------------------------------------------
Revenues ....................................................    $ 35,446      $ 7,488      $   673     $ 43,607
Property operating expenses and real estate taxes ...........      13,476        3,097           --       16,573
Net property income before depreciation and amortization.....      21,970        4,391          673       27,034
Depreciation and amortization ...............................       8,676        1,033          191        9,900
Interest expense ............................................       7,928        2,131           --       10,059
Real estate at cost .........................................     456,607       62,778           --      519,385
Total assets ................................................     426,665       61,180        5,974      493,819
Gross leasable area (multi-family 1,937 units) ...............      8,625        1,765           --       10,390
Expenditures for real estate and improvements ...............       4,536          835           --        5,371

Reconciliation to income before minority interest

Net property income before depreciation and amortization ....                                           $ 27,034
Depreciation and amortization ...............................                                             (9,900)
General and administrative ..................................                                             (2,541)
Equity in earnings of unconsolidated partnerships ...........                                                289
Gain on sale of property ....................................                                              7,035
Interest expense ............................................                                            (10,059)
                                                                                                        --------
Income before minority interest, extraordinary item and cumulative
 effect of change in accounting principal                                                               $ 11,858
                                                                                                        ========

                                                                               Three months ended
                                                                                  June 30, 2001
                                                                               ------------------
                                                                  Retail    Multi-Family      All
                                                                properties   properties      other        Total
                                                                ------------------------------------------------
Revenues ....................................................    $ 17,055      $ 3,562      $   401     $ 21,018
Property operating expenses and real estate taxes ...........       6,039        1,536           --        7,575
Net property income before depreciation and amortization ....      11,016        2,026          401       13,443
Depreciation and amortization ...............................       4,355          486           95        4,936
Interest expense ............................................       3,789          992           --        4,781
Real estate at cost .........................................          --           --           --           --
Total assets ................................................          --           --           --           --
Gross leasable area .........................................          --           --           --           --
Expenditures for real estate and improvements ...............       2,363          555           --        2,918

Reconciliation to income before minority interest

Net property income before depreciation and amortization.....                                           $ 13,443
Depreciation and amortization ...............................                                             (4,936)
General and administrative ..................................                                             (1,352)
Equity in earnings of unconsolidated partnerships ...........                                                137
Gain on sale of property ....................................                                              7,035
Interest expense ............................................                                             (4,781)
                                                                                                        --------
Income before minority interest, extraordinary item and cumulative
 effect of change in accounting principal                                                               $  9,546
                                                                                                        ========

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)

11. SEGMENT REPORTING (continued)

                                                                                 Six months ended
                                                                                   June 30, 2000
                                                                                 ----------------
                                                                  Retail    Multi-Family      All
                                                                properties   properties      other        Total
                                                                ------------------------------------------------
Revenues ....................................................    $ 40,135      $ 7,620      $ 1,077     $ 48,832
Property operating expenses and real estate taxes ...........      13,972        2,978           --       16,950
Net property income before depreciation and amortization.....      26,163        4,642        1,077       31,882
Depreciation and amortization ...............................       8,875        1,008          217       10,100
Interest expense ............................................      10,416        2,150           50       12,616
Real estate at cost .........................................     491,848       82,789           --      574,637
Total assets ................................................     452,036       86,453        6,890      545,379
Gross leasable area (multi-family 2,273 units) ..............       8,809        2,039           --       10,848
Expenditures for real estate and improvements ...............       4,595          644           --        5,239

Reconciliation to income before minority interest

Net property income before depreciation and amortization.....                                             31,882
Depreciation and amortization ...............................                                            (10,100)
General and administrative ..................................                                             (2,578)
Equity in earnings of unconsolidated partnerships ...........                                                351
Interest expense ............................................                                            (12,616)
                                                                                                        --------
Income before minority interest                                                                         $  6,939
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



12. MORTGAGE LOANS

On April 10, 2001 the Company repaid $3,500 of outstanding debt under a revolving credit facility with a bank. Following this repayment, the Company had no outstanding balance under this facility, which provides for total borrowings of up to $7,400.

On May 15, 2001 the Company repaid $14,117 of outstanding debt with a bank in connection with the sale of the Marley Run Apartments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is based on the consolidated financial statements of Acadia Realty Trust (the "Company") as of June 30, 2001 and 2000 and for the three and six months then ended. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

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

RESULTS OF OPERATIONS

Comparison of the three month period ended June 30, 2001 ("2001") to the three month period ended June 30, 2000 ("2000")

Total revenues decreased $4.0 million, or 16%, to $21.0 million for 2001 compared to $25.0 million for 2000.

Minimum rents decreased $1.7 million, or 9%, to $17.0 million for 2001 compared to $18.7 million for 2000. Of this decrease, $2.0 million was due to the loss of rents following the sale of the Northwood Centre in December 2000 and Marley Run Apartments in May 2001 ("Property Dispositions"). An additional $180,000 decrease in rents resulted from the planned termination of various tenant leases at the Abington Towne Center in June 2000 as part of the redevelopment and partial sale of the center. Partially offsetting these decreases was an increase in rents due to general increases in occupancy throughout the balance of the portfolio during fiscal 2000 and 2001.

Percentage rents decreased $230,000, from $589,000 for 2000 to $359,000 for 2001. This decrease was primarily attributable to certain tenants paying percentage rent in lieu of minimum rent in 2000 according to anchor co-tenancy lease provisions. These tenants have reverted to paying full minimum rent in 2001. Additionally, certain tenant bankruptcies contributed to lower percentage rent income in 2001.

In total, expense reimbursements did not vary significantly between 2001 and 2000. Real estate tax reimbursements of $2.1 million and common area maintenance ("CAM") expense reimbursements of $1.0 million were essentially unchanged from 2000.

Other income decreased $1.9 million, or 78%, to $563,000 in 2001 compared to $2.5 million in 2000. This was primarily due to $1.8 million of lease termination income received from two tenants at the Abington Towne Center in connection with the commencement of redevelopment of the center in 2000.

Total operating expenses decreased $758,000, or 5%, to $13.9 million for 2001, from $14.6 million for 2000.

Property operating expenses decreased $580,000, or 11%, to $4.8 million for 2001 compared to $5.3 million for 2000. This decrease resulted primarily from Property Dispositions. Also contributing to the decrease was a reduction in estimated property liability insurance claims related to prior year policies based on actual claims filed through 2001. These decreases were partially offset by higher payroll costs in 2001.

Real estate taxes decreased $96,000, or 3%, from $2.9 million for 2000 to $2.8 million for 2001. This net decrease was due to a decrease in taxes following Property Dispositions offset by higher real estate taxes experienced generally throughout the portfolio.

Depreciation and amortization decreased $149,000 for 2001. Depreciation expense decreased $110,000. This was a result of a $320,000 decrease related to the Property Dispositions offset against additional depreciation expense related to capitalized tenant installation costs during fiscal 2000 and 2001. Amortization expense decreased $39,000, which was primarily the result of a decrease in amortization of loan costs following certain loan payoffs during fiscal 2000 and 2001 and the Disposition Properties.

General and administrative expense increased $67,000, or 5%, from $1.3 million for 2000 to $1.4 million for 2001, which was primarily attributable to the write-off of certain abandoned project costs in 2001.

Interest expense of $4.8 million for 2001 decreased $1.5 million, or 24%, from $6.3 million for 2000. Of this decrease, $652,000 was the result of a lower average interest rate on the portfolio mortgage debt and $843,000 was due to lower average outstanding borrowings following certain loan payoffs during fiscal 2000 and 2001.


Comparison of the six month period ended June 30, 2001 ("2001") to the six month period ended June 30, 2000 ("2000")

Total revenues decreased $5.2 million, or 11%, to $43.6 million for 2001 compared to $48.8 million for 2000.

Minimum rents decreased $2.7 million, or 7%, to $34.4 million for 2001 compared to $37.1 million for 2000. Of this decrease, $3.5 million was due to the loss of rents related to Property Dispositions. An additional $370,000 decrease in rents resulted from the planned termination of various tenant leases at the Abington Towne Center in June 2000 as part of the redevelopment and partial sale of the center. Partially offsetting these decreases was an increase in rents due to general increases in occupancy throughout the balance of the portfolio during 2000 and 2001.

Percentage rents decreased $249,000, or 19%, to $1.1 million for 2001 compared to $1.3 million for 2000. This decrease was attributable to those factors previously discussed for the three month periods ended June 30, 2001 and 2000.

In total, expense reimbursements were essentially unchanged from 2000. Real estate tax reimbursements increased $131,000, or 3%, to $4.2 million for 2001 compared to $4.1 million in 2000. This increase was primarily the result of general increases in real estate taxes experienced throughout the portfolio. CAM expense reimbursements decreased $127,000, or 4%, from $3.0 million in 2000 to $2.9 million in 2001. This resulted primarily from a decrease in reimbursements following the planned termination of certain leases at the Abington Towne Center as previously discussed and from Property Dispositions.

Other income decreased $2.2 million, from $3.3 million in 2000 to $1.1 million in 2001, primarily as a result of $1.8 million in lease termination income received in 2000 as previously discussed for the three month periods ended June 30, 2001 and 2000, and a $218,000 decrease in third-party property management fees earned in 2001 following the cancellation of one management contract in November 2000.

Total operating expenses decreased $614,000, or 2%, to $29.0 million for 2001, from $29.6 million for 2000.

Property operating expenses decreased $368,000, or 3%, from $11.3 million in 2000 to $10.9 in 2001. The decrease was attributable to those factors previously discussed for the three month periods ended June 30, 2001 and 2000. The decrease was partially offset by higher payroll costs, an increase in CAM expenses (primarily snow removal costs) throughout the portfolio, and an increase in bad debt expense in 2001.

Real estate taxes were essentially unchanged from 2000. This was the result of higher real estate taxes experienced generally throughout the portfolio partially offset against a decrease from Property Dispositions.

Depreciation and amortization decreased $200,000, or 2%, from $10.1 million for 2000 to $9.9 million for 2001. Depreciation expense decreased $160,000 and amortization expense decreased $40,000. The decreases were attributable to those factors previously discussed for the three month periods ended June 30, 2001 and 2000.

General and administrative expense decreased $37,000. The decrease is attributable to a $65,000 decrease in third-party professional fees in 2001 partially offset against the write-off of certain abandoned project costs in 2001.

Interest expense of $10.1 million for 2001 decreased $2.5 million, or 20%, from $12.6 million for 2000. Of the decrease, $576,000 was due to a lower average interest rate on the portfolio mortgage debt and $2.0 million was attributable to lower average outstanding borrowings following certain loan payoffs during fiscal 2000 and 2001.

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

NAREIT defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Effective January 1, 2000, NAREIT clarified the definition of FFO to include non-recurring events except those that are defined as "extraordinary items" under GAAP. The reconciliation of net income to FFO for the three and six month periods ended June 30, 2001 and 2000 is as follows:

                                                           For the three months ended         For the six months ended
                                                                      June 30,                          June 30,
                                                               2001             2000              2001            2000
                                                             -------         --------          --------        --------
Net income                                                  $  7,800         $  2,964          $  9,383        $  4,838
Depreciation of real estate and amortization of
 leasing costs:
      Wholly owned and consolidated partnerships               4,708            4,789             9,397           9,526
      Unconsolidated partnerships                                156              160               313             316
Income attributable to minority interest in
 Operating Partnership (a)                                     1,675            1,216             2,054           1,996
Gain on sale of property                                      (7,035)              --            (7,035)             --
Extraordinary item                                                --               --               140              --
Cumulative effect of change in accounting principal               --               --               149              --
                                                            --------         --------          --------        --------
Funds from operations                                       $  7,304         $  9,129          $ 14,401        $ 16,676
                                                            ========         ========          ========        ========

(a) Does not include distributions paid to Preferred OP Unit holders for the three and six months ended June 30, 2001 and 2000.

LIQUIDITY AND CAPITAL RESOURCES

General

The Company's principal uses of its liquidity are expected to be for distributions to its shareholders and OP Unit holders, debt service and loan repayments, and property investment which includes acquisition, redevelopment, expansion and retenanting activities. In order to qualify as a REIT for Federal income tax purposes, the Company must currently distribute at least 90% of its taxable income to its shareholders. On June 4, 2001, the Board of Trustees of the Company approved and declared a cash quarterly dividend for the quarter ended June 30, 2001 of $0.12 per Common Share and Common OP Unit. The dividend was paid on July 13, 2001 to the shareholders of record as of June 29, 2001. The Board of Trustees also approved a distribution of $22.50 per Preferred OP Unit which was paid on July 13, 2001.

Property Redevelopment and Expansion

The Company's redevelopment program focuses on selecting well-located neighborhood and community shopping centers and creating significant value through retenanting and property redevelopment. The Company currently has four properties under redevelopment. Two of these projects are expected to be substantially complete by the end of 2001 as follows:

Abington Towne Center - The Company has completed the first phase of redevelopment of this previously enclosed multi-level mall located in the Philadelphia suburb of Abington, Pennsylvania. In 2000, the Company sold approximately 157,000 square feet representing the top two floors and the rear portion of the ground level and the related parking area to the Target Corp. which is currently building out the space and is expected to open prior to the end of 2001. The Company has "de-malled" the balance of the center consisting of approximately 46,000 square feet of the main building and 13,000 square feet of store space in outparcel buildings which it will continue to own and operate. Costs incurred on this project (net of reimbursements from Target) through June 30, 2001 totaled $2.7 million with approximately $800,000 of costs remaining to complete the redevelopment of this property.

Methuen Shopping Center - This center, located in Methuen, Massachusetts (part of the Boston metropolitan statistical area) was formerly anchored by a Caldor discount department store. The Company purchased this lease in bankruptcy and has executed a lease with Wal*Mart for an 89,000 square foot department store which is projected to open in the fourth quarter of 2001. Projected costs to complete this project are approximately $400,000.

The remaining two properties under redevelopment are as follows:

Elmwood Park Shopping Center - This center, located in Elmwood Park, New Jersey, is approximately ten miles west of New York City. The redevelopment consists of reanchoring, renovating and expanding the existing 125,000 square foot shopping center by 30,000 square feet. The future anchor tenant, a 48,000 square foot freestanding A&P supermarket, will replace an undersized (28,000 square feet) in-line former Grand Union supermarket when completed. The project also includes the expansion of an existing Walgreens drug store. As of June 30, 2001, costs incurred on this project totaled $1.8 million. The Company expects remaining redevelopment costs of approximately $7.4 million to complete this project. In conjunction with the A&P supermarket rent commencement, the Operating Partnership is also obligated to issue OP Units equal to $2.8 million to the original owners who contributed the property to the Company in connection with the RDC Transaction in August 1998. The Company believes A&P has defaulted under its obligation to accept the site as delivered and has commenced litigation against A&P as further discussed in Part II, Item 1.

Gateway Shopping Center - The redevelopment of the Gateway Shopping Center, a partially enclosed mall located in South Burlington, Vermont, originally included the recapture of a 32,000 square foot former Grand Union store, demolition of 90% of the property and the construction of a new anchor tenant. Following the bankruptcy of Grand Union, the lease was assigned to and assumed by Shaw's supermarket. The Company is currently in negotiations with Shaw's to continue with the redevelopment of this center.

Additionally, the Company currently estimates that for the remaining portfolio, capital outlays of approximately $2.0 million will be required during 2001 for tenant improvements, related renovations and other property improvements related to executed leases.

Share Repurchase Plan

The Company's repurchase of its Common Shares is an additional use of liquidity. In January 2001, the Board of Trustees approved a continuation and expansion of the Company's existing stock repurchase program. Management is authorized, at its discretion, to repurchase up to an additional $10.0 million of the Company's outstanding Common Shares. Through August 10, 2001, the Company had repurchased 1,794,642 (net of 86,063 shares reissued) at a total cost of $10.6 million under the expanded share repurchase program which allows for the repurchase of up to $20.0 million of the Company's outstanding Common Shares. The program may be discontinued or extended at any time and there is no assurance that the Company will purchase the full amount authorized.

Sources of Liquidity

Sources of capital for funding property acquisition, redevelopment, expansion and retenanting, as well as repurchase of Common Shares are expected to be obtained primarily from cash on hand, additional debt financings and sales of existing properties. As of June 30, 2001, the Company has a total of $8.4 million of additional capacity with two lenders. Of this amount, $3.6 million is currently being utilized for a letter of credit which the Company has issued in connection with the construction of the A&P supermarket at the Elmwood Park Shopping Center. The Company also has 15 properties that are currently unencumbered and therefore available as potential collateral for future borrowings. The Company anticipates that cash flow from operating activities will continue to provide adequate capital for all debt service payments, recurring capital expenditures and REIT distribution requirements.

Financing and Debt

As of June 30, 2001 interest on the Company's mortgage indebtedness ranged from 5.2% to 9.9% with maturities that ranged from March 2002 to November 2021. Of the total outstanding debt, $124.3 million, or 49%, was carried at fixed interest rates with a weighted average of 8.5%, and $128.6 million, or 51%, was carried at variable rates with a weighted average of 5.9%. Of the total outstanding debt, $61.4 million will become due through the end of 2003, with scheduled maturities of $42.2 million at an interest rate of 6.7% in 2002 and $19.2 million at an interest rate of 6.1% in 2003. No outstanding debt matures in the balance of 2001. The Company expects to refinance maturing debt or select other alternatives based on market conditions at that time, although there can be no assurance as to the consummation or terms of such refinancings.

The following summarizes certain significant financing transactions completed since March 31, 2001:

On April 10, 2001 the Company repaid $3.5 million of outstanding debt under a revolving credit facility with a bank. Following this repayment, the Company had no outstanding balance under this facility, which provides for total borrowings of up to $7.4 million.

On May 15, 2001 the Company repaid $14.1 million of outstanding debt with a bank in connection with the sale of the Marley Run Apartments.

The following table summarizes the Company's mortgage indebtedness as of June 30, 2001:

                                                        June 30,               December 31,          Interest
                                                         2001                      2000                Rate
                                                       -------                   -------              ------
       Mortgage notes payable - variable-rate

Fleet Bank, N.A.                                         4,081                     4,110        5.50% (LIBOR + 1.75%)
Fleet Bank, N.A.                                         9,161                     9,216        5.53% (LIBOR + 1.78%)
Sun America Life Insurance Company                      13,666                    13,774        6.36% (LIBOR + 2.05%)
Sun America Life Insurance Company                       9,785                     9,856        6.93% (LIBOR + 2.05%)
KBC Bank                                                    --                    14,238          --  (LIBOR + 1.25%)
Fleet Bank, N.A.                                            --                     3,500          --  (LIBOR + 1.50%)
Fleet Bank, N.A.                                         8,910                     8,965        5.81% (LIBOR + 1.75%)
Metropolitan Life Insurance Company                     10,800                    10,800        6.34% (LIBOR + 2.00%)
First Union National Bank                               13,574                    13,636        5.20% (LIBOR + 1.45%)
Dime Savings Bank of NY                                 58,601                    35,814        5.81% (LIBOR + 1.75%)
                                                      --------                  --------
                         Total variable-rate debt      128,578                   123,909
                                                      --------                  --------
       Mortgage notes payable - fixed rate

Huntoon Hastings Capital Corp.                           6,217                     6,222        9.88%
Anchor National Life Insurance Company                   3,727                     3,775        7.93%
Lehman Brothers Holdings, Inc.                          17,695                    17,792        8.32%
Mellon Mortgage Company                                  7,375                     7,442        9.60%
Northern Life Insurance Company                          2,760                     2,895        7.70%
Reliastar Life Insurance Company                         1,902                     1,996        7.70%
Metropolitan Life Insurance Company                     24,987                    25,148        8.13%
Bank of America, N.A.                                   11,061                    11,100        7.55%
Bank of America, N.A.                                    5,531                     5,550        7.55%
Morgan Stanley Mortgage Capital                         43,027                    43,397        8.84%
Sun America Life Insurance Company                          --                    17,999        7.75%
North Fork Bank                                             --                     9,887        7.75%
                                                      --------                  --------
                         Total fixed-rate debt         124,282                   153,203
                                                      --------                  --------
                                                      $252,860                  $277,112
                                                      ========                  ========

                                                                                       Properties       Payment
                                                                      Maturity         Encumbered        Terms
                                                                     ----------        ----------       -------
                    Mortgage notes payable - variable-rate

Fleet Bank, N.A.                                                      03/15/02             (1)             (2)
Fleet Bank, N.A.                                                      05/31/02             (3)             (2)
Sun America Life Insurance Company                                    08/01/02             (4)             (2)
Sun America Life Insurance Company                                    10/01/02             (5)             (2)
KBC Bank                                                                    --             --              --
Fleet Bank, N.A.                                                      03/01/03             (6)             (2)
Fleet Bank, N.A.                                                      08/01/03             (7)             (2)
Metropolitan Life Insurance Company                                   11/01/03             (8)            (21)
First Union National Bank                                             01/01/05             (9)             (2)
Dime Savings Bank of NY                                               04/01/05            (10)             (2)

                     Mortgage notes payable - fixed rate

Huntoon Hastings Capital Corp.                                        09/01/02            (11)            (12)
Anchor National Life Insurance Company                                01/01/04            (13)          $33(2)
Lehman Brothers Holdings, Inc.                                        03/01/04            (14)         $139(2)
Mellon Mortgage Company                                               05/23/05            (15)          $70(2)
Northern Life Insurance Company                                       12/01/08            (16)          $41(2)
Reliastar Life Insurance Company                                      12/01/08            (16)          $28(2)
Metropolitan Life Insurance Company                                   11/01/10            (17)         $197(2)
Bank of America, N.A.                                                 01/01/11            (18)          $78(2)
Bank of America, N.A.                                                 01/01/11            (19)          $39(2)
Morgan Stanley Mortgage Capital                                       11/01/21            (20)         $380(2)
Sun America Life Insurance Company                                          --             --              --
North Fork Bank                                                             --             --              --

Notes:
(1)  Town Line Plaza                     (10) Ledgewood Mall                          (18) GHT Apartments
                                              New Louden Center
(2)  Monthly principal and interest           Route 6 Plaza                           (19) Colony Apartments
                                              Bradford Towne Centre
(3)  Smithtown Shopping Center                Berlin Shopping Center                  (20) Midway Plaza
                                                                                           Kings Fairgrounds
(4)  Merrillville Plaza                  (11) Gateway Shopping Center                      Plaza 15
                                                                                           Ames Plaza
(5)  Village Apartments                  (12) Interest only until 5/01; monthly            Martintown Plaza
                                              principal and interest thereafter            Shillington Plaza
                                                                                           Dunmore Plaza
                                         (13) Pittston Plaza                               Kingston Plaza
(6)  Marketplace of Absecon                                                                25th Street Shopping Center
                                         (14) Glen Oaks Apartments                         Circle Plaza
(7)  Soundview Marketplace                                                                 Northside Mall
                                         (15) Mad River Station Shopping Center            Monroe Plaza
(8)  Green Ridge Plaza                                                                     New Smyrna Beach
     Luzerne Street Plaza                (16) Manahawkin Shopping Center                   Mountainville Plaza
     Valmont Plaza                                                                         Cloud Springs Plaza
                                         (17) Crescent Plaza                               Birney Plaza
(9) 239 Greenwich Avenue                      East End Centre                              Troy Plaza
                                                                                      (21) Interest only until 5/02; monthly
                                                                                           principal and interest thereafter


Asset Sales

As part of its continuing plan to dispose of certain non-core assets, the Company sold its interest in the Marley Run Apartments (the "Property") for $27.4 million on May 15, 2001. Net proceeds after the repayment of the associated debt and other closing costs were $12.7 million of which $4.8 million was used to redeem 680,667 OP Units at $7.00 per unit. The redemption price represented a premium of $0.35 over the market price of the Company's Common shares as of the redemption date. The OP Units redeemed were held by the original owners of the Property who contributed the Property to the Company in connection with the RDC Transaction in August 1998, pursuant to which, the Company agreed to indemnify the OP Unit holders for any income taxes recognized with respect to a disposition of the Property within five years following the contribution of the Property. As part of the redemption as discussed above, the OP Unit holders waived their rights to this tax reimbursement which the Company estimated to be in excess of $2.00 per OP Unit.

HISTORICAL CASH FLOW

The following discussion of historical cash flow compares the Company's cash flow for the six month period ended June 30, 2001 ("2001") with the Company's cash flow for the six month period ended June 30, 2000 ("2000").

Net cash provided by operating activities increased from $14.4 million for 2000 to $15.4 million for 2001. This variance was attributable to a net increase in cash provided by changes in operating assets and liabilities of $3.3 million. This increase was offset by a decrease of $2.3 million in operating income before non-cash expenses in 2001, primarily due to $1.8 million of lease termination income received in 2000 from tenants at the Abington Towne Center in connection with the commencement of the redevelopment of the center.

Investing activities provided $21.7 million during 2001, representing a $27.1 million increase from $5.4 million of cash used during 2000. This was primarily the result of an increase in net sales proceeds of $27.0 million received in 2001 from the sale of the Marley Run Apartments.

Net cash used in financing activities of $38.5 million for 2001 increased $6.1 million compared to $32.4 million used in 2000. The increase in cash used resulted primarily from a $9.9 million decrease in cash provided by additional borrowings and $4.8 million of cash used for the redemption of Operating Partnership Units in 2001. This was partially offset by $4.9 million of additional cash used in 2000 for the repayment of debt and $2.4 million of additional cash used in 2000 for the repurchase of Common Shares.

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


Item 3. Quantitative and qualitative disclosures about market risk

The Company's primary market risk exposure is to changes in interest rates related to the Company's mortgage debt. See the discussion under Item 2 of this report for certain quantitative details related to the Company's mortgage debt. Currently, the Company manages its exposure to fluctuations in interest rates primarily through the use of fixed-rate debt, LIBOR rate caps and interest rate swap agreements. As of June 30, 2001, the Company had total mortgage debt of $252.9 million of which $124.3 million, or 49%, is fixed-rate and $128.6 million, or 51%, is variable-rate based upon LIBOR plus certain spreads. $23.5 million of notional variable-rate principal is hedged through the use of LIBOR rate caps as of June 30, 2001, which cap LIBOR at 6.5%. The Company is also a party to two swap agreements with a bank through its 49% interest in the Crossroads Joint Venture and Crossroads II Joint Venture. These swap agreements effectively fix the interest rate on the Company's pro rata share of the joint venture debt, or $16.9 million, at a blended base rate of 6.1% plus the applicable spreads.

Of the total outstanding debt, $42.2 million will become due by 2002. As the Company intends on refinancing some or all of such debt at the then-existing market interest rates which may be greater than the current interest rate, the Company's interest expense would increase by approximately $422,000 annually if the interest rate on the refinanced debt increased by 100 basis points. Furthermore, interest expense on the Company's variable debt as of June 30, 2001 would increase by $1.3 million annually for a 100 basis point increase in interest rates. The Company may seek additional variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, the Company would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.

Part II. Other Information

Item 1.  Legal Proceedings

         On July 30, 2001, the Company filed a lawsuit in Superior Court of New Jersey Law Division: Bergen County against The Great Atlantic & Pacific Tea Company ("A&P"). The complaint alleges A&P defaulted under its lease at the Elmwood Park Shopping Center by failing to accept delivery of its site at the center (reference Item 2, Liquidity and Capital Resources, Property Redevelopment and Expansion). During 2001, the Company completed all required sitework and also complied with all other requirements of the lease in delivering the pad site to A&P. The Company believes A&P wrongfully refused acceptance of the site and is seeking to have the Court declare the lease in default, terminate the lease and accelerate the rent which totals approximately $24.4 million over the 20 year lease term. Although the Company believes its claim has substantial legal merit, it cannot provide any assurances as to the outcome of this legal action due to the early stage of this litigation.

Item 2.  Changes in Securities

         On April 12, 2001, the Company redeemed 8,000 OP Units held by a limited partner at the market price of the Common Shares at that date of $6.15 per share.

         On May 15, 2001, the Company redeemed 680,667 OP Units in connection with the sale of its interest in the Marley Run Apartments at the rate of $7.00 per unit.

         On June 14, 2001, certain limited partners converted 477,215 OP Units into Common Shares on a one-for-one basis.

Item 3.  Defaults Upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders

         On May 31, 2001 the Registrant held its annual meeting of shareholders. The shareholders voted, in person or by proxy for the following proposals. The results of the voting are shown below:

         Proposal 1 -

         Election of Trustees:
                                                Votes Cast For   Votes Withheld

         Ross Dworman                             20,485,275         24,471
         Kenneth F. Bernstein                     19,951,645        558,100
         Martin L. Edelman, Esq.                  20,480,894         28,852
         Marvin J. Levine, Esq.                   20,478,718         31,027
         Lawrence J. Longua                       20,482,275         27,471
         Gregory A. White                         20,484,275         25,471
         Lee S. Wielansky                         20,483,099         26,646

         Proposal 2 -

         The ratification of the appointment of Ernst & Young, LLP as independent auditors for the Company for the fiscal year ending December 31, 2001:

         Votes Cast For         Votes Withheld        Abstain
         20,500,267                 7,129              2,350

         Proposal 3 -

         Such other business as may properly come before the Annual Meeting Or adjournments thereof:

         Votes Cast For           Votes Withheld       Abstain
         15,864,223                  2,328,159        2,317,364


Item 5.  Other Information
              None


Item 6.  Exhibits and Reports on Form 8-K

         The following exhibits are included herein:

         10.54 First Amendment to Employment Agreement between the Company and Kenneth F. Bernstein

         10.55 First Amendment to Employment Agreement between the Company and Ross Dworman

                  (b)      Reports on Form 8-K

                           The following Form 8-K's were filed during the three months ended June 30, 2001

                  1)       Form 8-K filed May 18, 2001 (earliest event May 18,
                           2001), reporting in Item 7. certain supplemental information concerning the ownership, operations and portfolio of the Company as of March 31, 2001.



                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ACADIA REALTY TRUST

                                        /s/ Kenneth F. Bernstein
                                        ---------------------------------
By:                                     Kenneth F. Bernstein
                                        Chief Executive Officer and
                                        President (Principal Executive
                                        Officer)

                                        /s/ Perry Kamerman
                                        ---------------------------------
                                        Perry Kamerman
                                        Senior Vice President of Finance
                                        (Principal Financial and
                                        Accounting Officer)

Date: August 10, 2001