Form 10-Q
period 2001-09-30
ACADIA REALTY TRUST
filed 2001-11-13
CIK 899629

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2001

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

As of November 12, 2001, there were 28,402,199 common shares of beneficial interest, par value $.001 per share, outstanding.

                                    FORM 10-Q


                                      INDEX


Part I: Financial Information                                              Page

Item 1. Financial Statements (unaudited)

          Consolidated Balance Sheets as of
          September 30, 2001 and December 31, 2000                           1

          Consolidated Statements of Operations for the three
          and nine months ended September 30, 2001 and 2000                  2

          Consolidated Statements of Cash Flows for
          the nine months ended September 30, 2001 and 2000                  3

          Notes to Consolidated Financial Statements                         4

Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations                      12

Item 3. Quantitative and Qualitative Disclosure about Market Risk           19


Part II: Other Information

Item 2. Changes in Securities                                               20

Item 6. Exhibits and Reports on Form 8-K                                    20

        Signatures                                                          21

Part I.  Financial Information
Item 1.  Financial Statements

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                    September 30,
                                                         2001       December 31,
                                                     (unaudited)       2000
                                                     -----------    ------------
ASSETS

Real estate
Land                                                  $ 64,845         $ 69,206
Buildings and improvements                             430,163          444,933
                                                      --------         --------
                                                       495,008          514,139
Less: accumulated depreciation                         109,985          102,461
                                                      --------         --------
Net real estate                                        385,023          411,678
Properties held for sale                                30,964           49,445
Cash and cash equivalents                               24,883           22,167
Cash in escrow                                           5,124            5,213
Investments in unconsolidated
  partnerships                                           4,763            6,784
Rents receivable, net                                    7,557            9,667
Prepaid expenses                                         4,256            2,905
Deferred charges, net                                   13,352           13,026
Other assets                                             2,389            2,726
                                                      --------         --------
                                                      $478,311         $523,611
                                                      ========         ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Mortgage notes payable                                $251,897         $277,112
Accounts payable and accrued expenses                    6,348            7,495
Due to related parties                                     479              111
Dividends and distributions payable                      4,140            4,241
Other liabilities                                        5,365            4,179
                                                      --------         --------
Total liabilities                                      268,229          293,138
                                                      --------         --------
Minority interest in Operating
  Partnership                                           38,733           48,959
Minority interests in majority-
  owned partnerships                                     1,441            2,197
                                                      --------         --------
Total minority interests                                40,174           51,156
                                                      --------         --------
Shareholders' equity:
Common shares, $.001 par value,
  authorized 100,000,000 shares,
  issued and outstanding 28,448,699
  and 28,150,472 shares, respectively                       28               28
Additional paid-in capital                             181,362          188,392
Accumulated other comprehensive loss                    (2,379)              --
Deficit                                                 (9,103)          (9,103)
                                                      --------         --------
Total shareholders' equity                             169,908          179,317
                                                      --------         --------
                                                      $478,311         $523,611
                                                      ========         ========

                             See accompanying notes

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                    (in thousands, except per share amounts)

                                                            Three months ended     Nine months ended
                                                               September 30,          September 30,
                                                            2001         2000       2001        2000
                                                            ----         ----       ----        ----
                                                               (unaudited)             (unaudited)

Revenues

Minimum rents                                              $16,391     $18,368     $50,795     $55,472
Percentage rents                                               290         401       1,381       1,741
Expense reimbursements                                       3,258       3,498      10,305      10,541
Other                                                          574       1,222       1,639       4,567
                                                           -------     -------     -------     -------
Total revenues                                              20,513      23,489      64,120      72,321
                                                           -------     -------     -------     -------
Operating expenses

Property operating                                           4,817       5,568      15,772      16,891
Real estate taxes                                            2,840       2,991       8,458       8,618
General and administrative                                   1,156       1,168       3,697       3,746
Depreciation and amortization                                4,837       5,164      14,737      15,264
Impairment of real estate                                   14,756          --      14,756          --
                                                           -------     -------     -------     -------
Total operating expenses                                    28,406      14,891      57,420      44,519
                                                           -------     -------     -------     -------

Operating income (loss)                                     (7,893)      8,598       6,700      27,802

Equity in earnings of unconsolidated partnerships              125         102         414         453
Gain (loss) on sale of property                              1,245        (839)      8,280        (839)
Interest expense                                            (4,382)     (6,334)    (14,441)    (18,950)
                                                           -------     -------     -------     -------
Income (loss) before minority interest, extraordinary
 item and cumulative effect of change in accounting
 principle                                                 (10,905)      1,527         953       8,466
Minority interest                                            1,636        (422)       (550)     (2,523)
Extraordinary item - loss on early extinguishment
 of debt                                                        --          --        (140)         --
Cumulative effect of change in accounting principle             --          --        (149)         --
                                                           -------     -------     -------     -------

Net income (loss)                                          $(9,269)    $ 1,105     $   114     $ 5,943
                                                           =======     =======     =======     =======
Net income (loss) per Common Share - basic and diluted:
Income (loss) before extraordinary item and cumulative
 effect of change in accounting principle                  $  (.33)    $   .04     $   .02     $   .23
Extraordinary item                                              --          --        (.01)         --
Cumulative effect of change in accounting principle             --          --        (.01)         --
                                                           -------     -------     -------     -------
Net income (loss)                                          $  (.33)    $   .04     $   .00     $   .23
                                                           =======     =======     =======     =======



                             See accompanying notes

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                 (in thousands)

                                                                     September 30,      September 30,
                                                                          2001              2000
                                                                      (unaudited)       (unaudited)
                                                                      -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                              $   114          $ 5,943
Adjustments to reconcile net income to
  net cash provided by operating activities:
Depreciation and amortization                                            14,737           15,264
Minority interest in Operating Partnership                                  550            2,523
Equity in income of unconsolidated partnerships                            (414)            (453)
Provision for bad debts                                                     807              410
Stock-based compensation                                                     --              197
(Gain) loss on sale of property                                          (8,280)             839
Extraordinary item                                                          140               --
Cumulative effect of change in accounting principle                         149               --
Impairment of real estate                                                14,756               --

Changes in assets and liabilities:
Funding of escrows, net                                                      89             (600)
Rents receivable                                                          1,303               22
Prepaid expenses                                                         (1,351)          (1,296)
Due to related parties                                                      368               19
Other assets                                                                 72             (267)
Accounts payable and accrued expenses                                    (1,147)             718
Other liabilities                                                           152              309
                                                                        -------          -------
Net cash provided by operating activities                                22,045           23,628
                                                                        -------          -------
CASH FLOWS FROM INVESTING ACTIVITIES:

Expenditures for real estate and improvements                            (7,187)          (9,974)
Net proceeds from sale of property                                       32,550            1,882
Distributions from unconsolidated partnerships                            1,089            1,325
Payment of deferred leasing costs                                        (1,701)          (1,522)
                                                                        -------          -------
Net cash provided by (used in) investing activities                      24,751           (8,289)
                                                                        -------          -------
CASH FLOWS FROM FINANCING ACTIVITIES:

Principal payments on mortgage notes                                    (56,515)         (68,459)
Proceeds received on mortgage notes                                      31,300           50,200
Payment of deferred financing costs                                        (178)          (1,192)
Dividends paid                                                          (10,154)          (9,143)
Distributions to minority interest
 in Operating Partnership                                                (2,309)          (3,774)
Distributions on Preferred Operating
 Partnership units                                                         (149)            (123)
Distributions to minority interest
 in majority-owned partnership                                              (60)             (22)
Redemption of Operating Partnership Units                                (4,814)              --
Repurchase of Common Shares                                              (1,171)          (4,922)
Purchase of minority interest in majority-owned partnership                 (30)              --
                                                                        -------           -------
Net cash used in financing activities                                   (44,080)         (37,435)
                                                                        -------           -------
Increase (decrease) in cash and cash equivalents                          2,716          (22,096)
Cash and cash equivalents, beginning of period                           22,167           35,340
                                                                        -------          -------
Cash and cash equivalents, end of period                                $24,883          $13,244
                                                                        =======          =======

Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for interest, net of amounts
     capitalized of $192 and $338, respectively                         $14,764          $18,296
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

All of the Company's assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership (the "Operating Partnership") and its majority-owned partnerships. As of September 30, 2001, the Company controlled 84% of the Operating Partnership as the sole general partner.

The Company currently operates fifty-four properties, which it owns or has an ownership interest in, consisting of forty-five neighborhood and community shopping centers, four redevelopment properties, one enclosed mall and four multi-family properties located in the Eastern and Midwestern regions of the United States. One multi-family property and two retail properties were held for sale as of September 30, 2001.

2.  BASIS OF PRESENTATION

The consolidated financial statements include the consolidated accounts of the Company and its majority-owned partnerships, including the Operating Partnership, and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Non-controlling investments in partnerships are accounted for under the equity method of accounting as the Company exercises significant influence. The information furnished in the accompanying consolidated financial statements reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the aforementioned consolidated financial statements for the interim periods.

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates. Operating results for the nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information refer to the consolidated financial statements and accompanying footnotes included in the Company's Annual Report on Forms 10-K and 10-K/A for the year ended December 31, 2000.

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)

3. PROPERTY DISPOSITION

In connection with its ongoing plan to dispose of certain non-core assets, the Company sold the Wesmark Plaza, a 207,000 square foot shopping center located in Sumter, South Carolina, for $5,750 on August 27, 2001, recognizing a $1,245 gain on disposition.

The Company has recorded a non-cash impairment charge of $14,756 to write-down a retail property that was held for sale as of September 30, 2001 to net realizable value as the anticipated sales proceeds (net of selling costs) are expected to be insufficient to recover the associated carrying value of the property.


4. SHAREHOLDERS' EQUITY AND MINORITY INTERESTS

The following table summarizes the change in the shareholders' equity and minority interests since December 31, 2000:

                                                                        Minority          Minority
                                                                       interest in       interest in
                                                     Shareholders'      Operating       majority-owned
                                                        equity        Partnership(1)     partnerships
                                                        ------        --------------     ------------
Balance at December 31, 2000                          $179,317          $ 48,959         $  2,197
Repurchase of Common Shares                             (1,171)               --               --
Conversion of 489,528 Operating Partnership
 Units into Common Shares by minority interests          3,493            (3,493)              --
Redemption of 688,667 OP Units by minority
 interests                                                   8            (4,911)              --
Dividends and distributions declared
  of $0.36 per Common Share and
  Operating Partnership unit                           (10,194)           (2,169)              --
Cash flow distribution                                      --                --              (60)
Other comprehensive loss - unrealized loss on
 valuation of swap agreements                           (2,379)               --               --
Purchase of minority interest                              720                --             (750)
Net income for the period January 1
  through September 30, 2001                               114               347               54
                                                      --------          --------         --------
Balance at September 30, 2001                         $169,908          $ 38,733         $  1,441
                                                      ========          ========         ========


(1) Net income attributable to minority interest in Operating Partnership and distributions do not include a distribution on Preferred OP Units of $149.

Minority interests in Operating Partnership represent the limited partners' interest of 5,625,950 and 7,024,444 units in the Operating Partnership ("OP Units") at September 30, 2001 and 2000, respectively, and 2,212 units of preferred Operating Partnership interests, with a nominal value of $1,000 per unit, which are entitled to a preferred quarterly distribution of $22.50 per unit (9% annually). Minority interests in majority-owned partnerships represent interests held by third parties in three partnerships in which the Company has a majority-ownership position.

On July 16, 2001, certain limited partners converted 12,313 OP Units into Common Shares on a one-for-one basis.

On July 27, 2001, the Company purchased the entire minority interest position in a formerly majority-owned partnership for $30.

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)

5.  INVESTMENT IN UNCONSOLIDATED PARTNERSHIPS

Crossroads

The Company owns a 49% interest in the Crossroads Joint Venture and Crossroads II (collectively "Crossroads") and accounts for this investment using the equity method. Summary financial information of Crossroads and the Company's investment in and share of income from Crossroads follows:

                                                    September,      December 31,
                                                       2001            2000
                                                       ----            ----
Balance Sheet
Assets:
Rental property, net                                 $  7,793        $  8,446
Other assets                                            3,629           4,655
                                                     --------        --------
Total assets                                         $ 11,422        $ 13,101
                                                     ========        ========

Liabilities and partners' equity
Mortgage note payable                                $ 34,265        $ 34,642
Other liabilities                                       3,791             736
Partners' equity                                      (26,634)        (22,277)
                                                     --------        --------
Total liabilities and partners' equity               $ 11,422        $ 13,101
                                                     ========        ========
Company's investment in partnerships                 $  4,763        $  6,784
                                                     ========        ========


                                                Three months ended         Nine months ended
                                                   September 30,             September 30,
                                                 2001        2000          2001         2000
                                                 ----        ----          ----         ----

Statement of Operations
Total revenue                                  $1,793       $1,702        $5,432       $5,339
Operating and other expenses                      559          466         1,618        1,392
Interest expense                                  644          694         1,967        2,024
Depreciation and amortization                     135          134           403          399
                                               ------       ------        ------       ------
Net income                                     $  455       $  408        $1,444       $1,524
                                               ======       ======        ======       ======

Company's share of net income                  $  223       $  200        $  708       $  747
Amortization of excess investment
(See below)                                        98           98           294          294
                                               ------       ------        ------       ------
Income from partnerships                       $  125       $  102        $  414       $  453
                                               ======       ======        ======       ======

The unamortized excess of the Company's investment over its share of the net equity in Crossroads at the date of acquisition was $19,580. The portion of this excess attributable to buildings and improvements is being amortized over the life of the related property.

Acadia Strategic Opportunity Fund

On September 28, 2001, the Company entered into a joint venture with four of its current institutional investors. Under the terms of the joint venture agreement, the Company and the investors will contribute $20,000 and $70,000, respectively, and will seek to acquire up to $300,000 of real estate assets, focusing on neighborhood and community shopping centers. The Company will earn a pro-rata return on its invested equity and standard fees for construction, leasing and management. The Company will also earn an asset management fee equal to 1.5% of the total committed capital, as well as the opportunity to earn additional amounts based on certain investment return thresholds. As of September 30, 2001, no significant amounts had yet been funded to the joint venture.

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)

6. RECENT ACCOUNTING PRONOUNCEMENTS

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" (the "Statement"), as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." The Statement, as amended, establishes accounting and reporting standards for derivative instruments. Specifically, the Statement requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Additionally, the fair value of those instruments will affect either shareholders' equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

In connection with the adoption of the Statement, the Company recorded a transition adjustment of $149 related to the January 1, 2001 valuation of two LIBOR rate caps that hedge $23,339 of variable-rate mortgage debt. This adjustment is reflected as a cumulative effect of a change in accounting principle in the accompanying financial statements.

The Company is also a party to two swap agreements with a bank through its 49% interest in the Crossroads Joint Venture and Crossroads II (see note 5). These swap agreements effectively fix the interest rate on the Company's pro rata share, or $16,974, of the joint venture mortgage debt.

During the third quarter, the Company completed two interest rate swap transactions to hedge the Company's exposure to changes to interest rates with respect to $50,000 of LIBOR based variable rate debt. The first swap agreement, which extends through April 1, 2005, provides for a fixed all-in rate of 6.55% (includes a credit spread of 1.75%) on $30,000 of notional principal. The second swap agreement, which extends through October 1, 2006, provides for a fixed all-in rate of 6.28% (includes a credit spread of 1.75%) on $20,000 of notional principal.

As of September 30, 2001, unrealized losses of $2,379 representing the fair value of the aforementioned swaps were reflected in accumulated other comprehensive loss.

The following table summarizes the notional values and fair values of the Company's derivative financial instruments. The notional value provides an indication of the extent of the Company's involvement in these instruments on September 30, 2001, but does not represent exposure to credit, interest rate or market risks.

Hedge Type    Notional Value       Rate     Interest Maturity    Fair Value
----------    --------------       ----     -----------------    ----------
  Swap           $11,974           5.94%        6/16/07             $(852)
  Swap             5,000           6.48%        6/16/07              (493)
  Swap            30,000           4.80%        4/1/05               (889)
  Swap            20,000           4.53%        10/1/06              (145)
  Caps            24,000           6.50%        9/1/02                 --

On September 30, 2001, the derivative instruments were reported at their fair value as other liabilities ($1,034) and investments in unconsolidated partnerships ($1,345).

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)

6. RECENT ACCOUNTING PRONOUNCEMENTS (continued)

The Company's interest rate hedges are designated as cash flow hedges and hedge the future cash outflows on debt. Interest rate swaps that convert variable payments to fixed payments-such as those held by the Company, as well as interest rate caps, floors, collars, and forwards are cash flow hedges. The unrealized gains/losses in the fair value of these hedges are reported on the balance Sheet with a corresponding adjustment to either accumulated other comprehensive income or earnings depending on the type of hedging relationship. For cash flow hedges, offsetting gains and losses are reported in accumulated other comprehensive income. Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified to earnings. This reclassification occurs over the same time period in which the hedged items affect earnings. Within the next twelve months, the Company expects to reclassify to earnings as interest expense approximately $519,000 of the current balance held in accumulated other comprehensive loss.

The Company hedges its exposure to the variability in future cash flows for forecasted transactions over a maximum period of twelve months. During the forecasted period, unrealized gains and losses in the hedging instrument will be reported in accumulated other comprehensive income. Once the hedged transaction takes place, the hedge gains and losses will be reported in earnings during the same period in which the hedged item is recognized in earnings.

In October, 2001, the Financial Accounting Standards Board issued statement
No. 144 "Accounting for the Impairment and Disposal of Long-Lived Assets ("SFAS No. 144") which supercedes SFAS No. 121, "Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to be Disposed Of". It also supercedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale, but broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. The statement is effective for fiscal years beginning after December 15, 2001. The adoption of the statement is not expected to have a material impact on the financial position or results of operations of the Company.

7. RELATED PARTY TRANSACTIONS

The Company currently manages two properties in which certain shareholders of the Company or their affiliates have ownership interests. Management fees earned by the Company under these contracts are at rates of 3.0% and 3.25% of collections. During 2000, the Company terminated a contract to manage a third property owned by a related party that earned a fee of 3.5% of collections. Fees earned under these contracts aggregated $131 and $345 during the three and nine-month periods ended September 30, 2001, respectively, and $216 and $661 during the three and nine-month periods ended September 30, 2000, respectively.

8. DIVIDENDS AND DISTRIBUTIONS PAYABLE

On September 17, 2001, the Board of Trustees of the Company approved and declared a cash quarterly dividend for the quarter ended September 30, 2001 of $0.12 per Common Share and Common OP Unit. The dividend was paid on October 12, 2001 to the shareholders of record as of September 28, 2001. The Board of Trustees also approved a distribution of $22.50 per Preferred OP Unit that was paid on October 12, 2001.

9. PER SHARE DATA

For the three and nine-month periods ended September 30, 2001 and 2000, basic earnings per share was determined by dividing the net income applicable to common shareholders for each period by the weighted average number of common shares of beneficial interest ("Common Shares") outstanding during each period consistent with SFAS No. 128. The weighted average number of shares outstanding for the three-month periods ended September 30, 2001 and 2000 were 28,488,712 and 26,789,666, respectively. The weighted average number of shares outstanding for the nine-month periods ended September 30, 2001 and 2000 were 28,224,716 and 25,839,334, respectively.

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)

9. PER SHARE DATA (continued)

Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Shares were exercised or converted into Common Shares or resulted in the issuance of Common Shares that then shared in the earnings of the Company. The conversion of OP Units into Common Shares would not have a significant effect on per share amounts as the OP Units, which are exchangeable for Common Shares on a one-for-one basis, share proportionately with the Common Shares in the results of the Operating Partnership's operations. For the three and nine-month periods ended September 30, 2001 and 2000, no other additional shares were reflected as the impact would be anti-dilutive in such periods.

10. COMPREHENSIVE LOSS

Comprehensive loss for the three months ended September 30, 2001 totaled $11,380 and was comprised of net loss of $9,269 and other comprehensive loss of $2,111. Comprehensive loss for the nine months ended September 30, 2001 totaled $2,265 and was comprised of net income of $114 and other comprehensive loss of $2,379. The following table sets forth the change in accumulated other comprehensive loss for the period since December 31, 2000:

                                                   Accumulated other
                                                     comprehensive
                                                         loss
                                                   -----------------


Balance at December 31, 2000                          $     --
Unrealized loss on valuation of swap
 agreements                                              2,379
                                                      --------

Balance at September 30, 2001                         $  2,379
                                                      ========

As of September 30, 2001, the balance in accumulated other comprehensive loss was comprised entirely of unrealized losses on the valuation of swap agreements.

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

                       ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)

11. SEGMENT REPORTING (continued)

                                                                                 Nine months ended
                                                                                September 30, 2001
                                                                                -------------------
                                                                  Retail    Multi-Family      All
                                                                properties   properties      other        Total
                                                                ------------------------------------------------

Revenues ....................................................    $ 52,416      $10,619      $ 1,085     $ 64,120
Property operating expenses and real estate taxes ...........      19,638        4,592           --       24,230
Net property income before depreciation and amortization ....      32,778        6,027        1,085       39,890
Depreciation and amortization ...............................      12,998        1,474          265       14,737
Interest expense ............................................      11,480        2,961           --       14,441
Real estate at cost .........................................     457,864       37,144           --      495,008
Total assets ................................................     412,190       61,358        4,763      478,311
Gross leasable area (multi-family 1,937 units) ...............      8,296        1,765           --       10,061
Expenditures for real estate and improvements ...............       5,969        1,218           --        7,187

Reconciliation to income before minority interest

Net property income before depreciation and amortization ....                                           $ 39,890
Depreciation and amortization ...............................                                            (14,737)
General and administrative ..................................                                             (3,697)
Equity in earnings of unconsolidated partnerships ...........                                                414
Impairment of real estate ...................................                                            (14,756)
Gain on sale of property ....................................                                              8,280
Interest expense ............................................                                            (14,441)
                                                                                                        --------
Income before minority interest, extraordinary item and cumulative
 effect of change in accounting principal                                                               $    953
                                                                                                        ========

                                                                               Three months ended
                                                                               September 30, 2001
                                                                               ------------------
                                                                  Retail    Multi-Family      All
                                                                properties   properties      other        Total
                                                                ------------------------------------------------

Revenues ....................................................    $ 16,970      $ 3,131      $   412     $ 20,513
Property operating expenses and real estate taxes ...........       6,162        1,495           --        7,657
Net property income before depreciation and amortization ....      10,808        1,636          412       12,856
Depreciation and amortization ...............................       4,322          441           74        4,837
Interest expense ............................................       3,552          830           --        4,382
Real estate at cost .........................................          --           --           --           --
Total assets ................................................          --           --           --           --
Gross leasable area .........................................          --           --           --           --
Expenditures for real estate and improvements ...............       1,433          383           --        1,816

Reconciliation to income before minority interest

Net property income before depreciation and amortization.....                                           $ 12,856
Depreciation and amortization ...............................                                             (4,837)
General and administrative ..................................                                             (1,156)
Equity in earnings of unconsolidated partnerships ...........                                                125
Impairment of real estate ...................................                                            (14,756)
Gain on sale of property ....................................                                              1,245
Interest expense ............................................                                             (4,382)
                                                                                                        --------
Loss before minority interest, extraordinary item and cumulative
 effect of change in accounting principal                                                               $(10,905)
                                                                                                        =========

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)

11. SEGMENT REPORTING (continued)


                                                                                 Nine months ended
                                                                                 September 30, 2000
                                                                                  ----------------
                                                                  Retail    Multi-Family      All
                                                                properties   properties      other        Total
                                                                ------------------------------------------------
Revenues ....................................................    $ 59,229      $11,487      $ 1,605     $ 72,321
Property operating expenses and real estate taxes ...........      20,981        4,528           --       25,509
Net property income before depreciation and amortization.....      38,248        6,959        1,605       46,812
Depreciation and amortization ...............................      13,498        1,532          234       15,264
Interest expense ............................................      15,698        3,252           --       18,950
Real estate at cost .........................................     492,886       83,078           --      575,964
Total assets ................................................     450,551       87,108        6,591      544,250
Gross leasable area (multi-family 2,273 units) ..............       8,851        2,039           --       10,890
Expenditures for real estate and improvements ...............       9,042          932           --        9,974

Reconciliation to income before minority interest

Net property income before depreciation and amortization.....                                             46,812
Depreciation and amortization ...............................                                            (15,264)
General and administrative ..................................                                             (3,746)
Equity in earnings of unconsolidated partnerships ...........                                                453
Loss on sale of property.....................................                                               (839)
Interest expense ............................................                                            (18,950)
                                                                                                        --------
Income before minority interest                                                                         $  8,466
                                                                                                        ========

                                                                               Three months ended
                                                                               September 30, 2000
                                                                               ------------------
                                                                  Retail    Multi-Family      All
                                                                properties   properties      other        Total
                                                                ------------------------------------------------

Revenues ....................................................    $ 19,094      $ 3,867      $   528     $ 23,489
Property operating expenses and real estate taxes ...........       7,009        1,550           --        8,559
Net property income before depreciation and amortization.....      12,085        2,317          528       14,930
Depreciation and amortization ...............................       4,559          524           81        5,164
Interest expense ............................................       5,232        1,102           --        6,334
Real estate at cost .........................................          --           --           --           --
Total assets ................................................          --           --           --           --
Gross leasable area .........................................          --           --           --           --
Expenditures for real estate and improvements ...............       4,446          289           --        4,735

Reconciliation to income before minority interest

Net property income before depreciation and amortization.....                                             14,930
Depreciation and amortization ...............................                                             (5,164)
General and administrative ..................................                                             (1,168)
Equity in earnings of unconsolidated partnerships ...........                                                102
Loss on sale of property ....................................                                               (839)
Interest expense ............................................                                             (6,334)
                                                                                                        --------
Income before minority interest                                                                         $  1,527
                                                                                                        ========

12. SUBSEQUENT EVENTS

On October 4, 2001, the Company sold Tioga West, a 122,000 square foot shopping center in Pennsylvania for $3,200.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is based on the consolidated financial statements of the Company as of September 30, 2001 and 2000 and for the three and nine months then ended. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

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

RESULTS OF OPERATIONS

Comparison of the three month period ended September 30, 2001 ("2001") to the three month period ended September 30, 2000 ("2000")

Total revenues decreased $3.0 million, or 13%, to $20.5 million for 2001 compared to $23.5 million for 2000.

Minimum rents decreased $2.0 million, or 11%, to $16.4 million for 2001 compared to $18.4 million for 2000. Of this decrease, $2.3 million was due to the loss of rents following the sale of the Northwood Centre in December 2000, the Marley Run Apartments in May 2001 and the Wesmark Plaza in August 2001 ("Property Dispositions"). Partially offsetting these decreases was an increase in rents due to general increases in occupancy and rent step-ups for existing tenants throughout the balance of the portfolio during fiscal 2000 and 2001.

Percentage rents decreased $111,000, from $401,000 for 2000 to $290,000 for 2001. This decrease was primarily attributable to certain tenants paying percentage rent in lieu of minimum rent in 2000 pursuant to anchor co-tenancy lease provisions. These tenants have reverted to paying full minimum rent in 2001.

In total, expense reimbursements decreased $240,000, or 7%, to $3.3 million in 2001 compared to $3.5 million for 2000. Common area maintenance ("CAM") expense reimbursements decreased $200,000, or 15%, from $1.3 million in 2000 to $1.1 million in 2001. This decrease was primarily the result of a decrease in property operating expenses experienced throughout the portfolio. Net real estate tax reimbursements of $2.2 million were essentially unchanged from 2000.

Other income decreased $648,000, or 53%, to $574,000 in 2001 compared to $1.2 million in 2000. This was primarily due to a decrease of $450,000 in lease termination income and a decrease in third-party property management fees earned in 2001 following the cancellation of one management contract in November 2000.

Total operating expenses increased $13.5 million, or 91%, to $28.4 million for 2001, from $14.9 million for 2000. Excluding the impairment of real estate, total operating expenses decreased $1.2 million, or 8% for 2001.

Property operating expenses decreased $751,000, or 13%, to $4.8 million for 2001 compared to $5.6 million for 2000. This decrease resulted primarily from Property Dispositions and a decrease in non-recurring repairs and maintenance expense experienced throughout the portfolio. These decreases were partially offset by higher payroll costs in 2001 and an increase in bad debt expense in 2001.

Real estate taxes decreased $151,000, or 5%, from $3.0 million for 2000 to $2.8 million for 2001. This net decrease was due to a decrease in taxes following Property Dispositions partially offset by higher real estate taxes experienced generally throughout the portfolio.

Depreciation and amortization decreased $327,000 for 2001. Depreciation expense decreased $308,000. This was a result of a $447,000 decrease related to the Property Dispositions offset against additional depreciation expense related to capitalized tenant installation costs during fiscal 2000 and 2001. Amortization expense decreased $19,000, which was primarily the result of a decrease in amortization of loan costs following certain loan payoffs during fiscal 2000 and 2001.

Impairment of real estate of $14.8 million in 2001 was due to the write-down of a retail property that was held for sale as of September 30, 2001 to net realizable value as the anticipated sales proceeds (net of selling costs) are expected to be insufficient to recover the associated carrying value of the property.

Interest expense of $4.4 million for 2001 decreased $1.9 million, or 31%, from $6.3 million for 2000. Of this decrease, $884,000 was the result of a lower average interest rate on the portfolio mortgage debt and $982,000 was due to lower average outstanding borrowings following certain loan payoffs during fiscal 2000 and 2001.

Comparison of the nine month period ended September 30, 2001 ("2001") to the nine month period ended September 30, 2000 ("2000")

Total revenues decreased $8.2 million, or 11%, to $64.1 million for 2001 compared to $72.3 million for 2000.

Minimum rents decreased $4.7 million, or 8%, to $50.8 million for 2001 compared to $55.5 million for 2000. Of this decrease, $5.7 million was due to the loss of rents related to Property Dispositions. An additional $220,000 decrease in rents resulted from the planned termination of various tenant leases at the Abington Towne Center in June 2000 as part of the redevelopment and partial sale of the center. Partially offsetting these decreases was an increase in rents due to general increases in occupancy and rent step-ups for existing tenants throughout the balance of the portfolio during 2000 and 2001.

Percentage rents decreased $360,000, or 21%, to $1.4 million for 2001 compared to $1.7 million for 2000. This decrease was partially attributable to the factor previously discussed for the three month period ended September 30, 2001 and 2000. Additionally, certain tenant bankruptcies contributed to lower percentage rent income in 2001.

In total, expense reimbursements decreased $236,000, or 2%, to $10.3 million in 2001 compared to $10.5 million for 2000. CAM expense reimbursements decreased $327,000, or 8%, from $4.3 million in 2000 to $4.0 million in 2001. This resulted primarily from a decrease in reimbursements following the planned termination of certain leases at the Abington Towne Center in connection with the commencement of redevelopment of the center in 2000 and from Property Dispositions. Real estate tax reimbursements increased $91,000 which was primarily a result of general increases in real estate taxes experienced throughout the portfolio.

Other income decreased $2.9 million, or 64%, from $4.5 million in 2000 to $1.6 million in 2001, primarily as a result of a decrease of $2.3 million in lease termination income and a $289,000 decrease in third-party property management fees earned in 2001 following the cancellation of one management contract in November 2000.

Total operating expenses increased $12.9 million, or 29%, to $57.4 million for 2001, from $44.5 million for 2000. Excluding the impairment of real estate, total operating expenses decreased %1.9 million, or 4% for 2001.

Property operating expenses decreased $1.1 million, or 7%, from $16.9 million in 2000 to $15.8 million in 2001. The decrease was attributable to those factors previously discussed for the three month periods ended September 30, 2001 and 2000 as well as a reduction in estimated property liability insurance claims related to prior year policies. These decreases were partially offset by higher payroll costs and an increase in bad debt expense in 2001.

Real estate taxes decreased $160,000, or 2%, from $8.6 million in 2000 to $8.4 million in 2001. This net decrease was the result of a decrease in taxes following Property Dispositions offset by higher real estate taxes experienced generally throughout the portfolio.

Depreciation and amortization decreased $527,000 or 3%, from $15.3 million for 2000 to $14.7 million for 2001. Depreciation expense decreased $468,000 and amortization expense decreased $59,000. The decreases were attributable to those factors previously discussed for the three month periods ended September 30, 2001 and 2000.

Interest expense of $14.4 million for 2001 decreased $4.5 million, or 24%, from $18.9 million for 2000. Of the decrease, $1.9 million was due to a lower average interest rate on the portfolio mortgage debt and $2.7 million was attributable to lower average outstanding borrowings following certain loan payoffs during fiscal 2000 and 2001. These decreases were partially offset by $146,000 less capitalized interest in 2001.

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

NAREIT defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Effective January 1, 2000, NAREIT clarified the definition of FFO to include non-recurring events except those that are defined as "extraordinary items" under GAAP. The reconciliation of net income to FFO for the three and nine month periods ended September 30, 2001 and 2000 is as follows:

                                                           For the three months ended         For the nine months ended
                                                                   September 30,                      September 30,
                                                               2001             2000              2001            2000
                                                             -------         --------          --------        --------
Net income (loss)                                           $ (9,269)         $ 1,105           $   114        $  5,943
Depreciation of real estate and amortization of
 leasing costs:
      Wholly owned and consolidated partnerships               4,579            4,888            13,976          14,414
      Unconsolidated partnerships                                157              153               470             469
Income (loss) attributable to minority interest in
 Operating Partnership (a)                                    (1,707)             369               347           2,365
Impairment of real estate                                     14,756               --            14,756              --
(Gain) loss on sale of property                               (1,245)             839            (8,280)            839
Extraordinary item                                                --               --               140              --
Cumulative effect of change in accounting principal               --               --               149              --
                                                            --------         --------          --------        --------
Funds from operations                                       $  7,271         $  7,354          $ 21,672        $ 24,030
                                                            ========         ========          ========        ========

(a) Does not include distributions paid to Preferred OP Unit holders for the three and nine months ended September 30, 2001 and 2000.

LIQUIDITY AND CAPITAL RESOURCES
General

The Company's principal uses of its liquidity are expected to be for distributions to its shareholders and OP Unit holders, debt service and loan repayments, and property investment which includes acquisition, redevelopment, expansion and retenanting activities. In order to qualify as a REIT for Federal income tax purposes, the Company must currently distribute at least 90% of its taxable income to its shareholders. On September 17, 2001, the Board of Trustees of the Company approved and declared a cash quarterly dividend for the quarter ended September 30, 2001 of $0.12 per Common Share and Common OP Unit. The dividend was paid on October 12, 2001 to the shareholders of record as of September 28, 2001. The Board of Trustees also approved a distribution of $22.50 per Preferred OP Unit that was paid on October 12, 2001.

Property Redevelopment and Expansion

The Company's redevelopment program focuses on selecting well-located neighborhood and community shopping centers and creating significant value through retenanting and property redevelopment. The Company currently has four properties under redevelopment. Two of these projects are expected to be substantially complete by the end of 2001 as follows:

Abington Towne Center - The Company has completed the first phase of redevelopment of this previously enclosed multi-level mall located in the Philadelphia suburb of Abington, Pennsylvania. In 2000, the Company sold approximately 157,000 square feet representing the top two floors and the rear portion of the ground level and the related parking area to the Target Corp. that completed the build-out of the space and opened the store for business during October 2001. The Company has "de-malled" the balance of the center consisting of approximately 46,000 square feet of the main building and 13,000 square feet of store space in outparcel buildings that it will continue to own and operate. Costs incurred on this redevelopment project (net of reimbursements from Target) through September 30, 2001 totaled $3.0 million with approximately $500,000 of costs remaining to complete the redevelopment of this property.

Methuen Shopping Center - This center, located in Methuen, Massachusetts (part of the Boston metropolitan statistical area) was formerly anchored by a Caldor discount department store. The Company purchased this lease in bankruptcy and has re-anchored the shopping center with Wal*Mart which opened for business in 89,000 square feet during October 2001. Projected costs to complete this project are approximately $400,000.

The remaining two properties under redevelopment are as follows:

Elmwood Park Shopping Center - This center, located in Elmwood Park, New Jersey, is approximately ten miles west of New York City. The redevelopment consists of re-anchoring, renovating and expanding the existing 125,000 square foot shopping center by 30,000 square feet. Demolition of the main parcel and former office tower has been completed. Construction of a new freestanding 48,000 square foot supermarket is planned to replace the former grocery store anchor, a 28,000 square foot, in-line Grand Union supermarket. The project also includes the expansion of an existing Walgreens drug store. As of September 30, 2001, costs incurred on this project totaled $3.1 million. The Company expects remaining redevelopment costs of approximately $8.9 million to complete this project. In conjunction with the supermarket rent commencement, the Operating Partnership is also obligated to issue OP Units equal to $2.8 million to the original owners who contributed the property to the Company in connection with the RDC Transaction in August 1998. As discussed in the Form 10Q filing for the previous quarter, during 2001, the Company completed all required sitework and also complied with all other requirements of the lease in delivering the pad site to A&P. The Company believes A&P wrongfully refused acceptance of the site and is seeking to have the Court declare the lease in default, terminate the lease and accelerate the rent which totals approximately $24.4 million over the 20 year lease term. Although the Company believes its claim has substantial legal merit, it cannot provide any assurances as to the outcome of this legal action due to the early stage of this litigation.

Gateway Shopping Center - The redevelopment of the Gateway Shopping Center, a partially enclosed mall located in South Burlington, Vermont, includes the demolition of 90% of the property and the construction of a new anchor supermarket. Following the bankruptcy of the former anchor Grand Union, the lease was assigned to and assumed by Shaw's supermarket. During October 2001, the Company executed a lease with Shaw's for a new 66,000 square foot store to be constructed. This replaces the 32,000 square foot store formerly occupied by Grand Union. Total costs to date for this project (including the original acquisition of the property in 1999) were $7.8 million. The Company expects remaining redevelopment costs of approximately $8.8 million to complete this project.

Additionally, the Company currently estimates that for the remaining portfolio, capital outlays of approximately $1.0 million will be required for the balance of 2001 for tenant improvements, related renovations and other property improvements related to executed leases.

Share Repurchase Plan

The Company's repurchase of its Common Shares is an additional use of liquidity. In January 2001, the Board of Trustees approved a continuation and expansion of the Company's existing share repurchase program. Management is authorized, at its discretion, to repurchase up to an additional $10.0 million of the Company's outstanding Common Shares. Through November 5, 2001, the Company had repurchased 1,861,442 (net of 86,063 shares reissued) at a total cost of $10.6 million under the expanded share repurchase program that allows for the repurchase of up to $20.0 million of the Company's outstanding Common Shares. The current program may be discontinued or extended at any time and there is no assurance that the Company will purchase the full amount authorized. During the quarter ended September 30, 2001, the Board authorized an additional expansion of the share repurchase program, however specific details of the expanded program have not yet been determined.

Sources of Liquidity

Sources of capital for funding property acquisition, redevelopment, expansion and retenanting, as well as repurchase of Common Shares are expected to be obtained primarily from cash on hand, additional debt financings and sales of existing properties. As of September 30, 2001, the Company has a total of $8.4 million of additional capacity with two lenders. Of this amount, $3.6 million is currently being utilized for a letter of credit that the Company has issued in connection with the construction of the new supermarket at the Elmwood Park Shopping Center. The Company also has 12 properties that are currently unencumbered and therefore available as potential collateral for future borrowings. The Company anticipates that cash flow from operating activities will continue to provide adequate capital for all debt service payments, recurring capital expenditures and REIT distribution requirements.

Asset Sales

As part of its continuing plan to dispose of certain non-core assets, the Company sold the Wesmark Plaza, a 207,000 square foot shopping center located in Sumter, South Carolina, for $5.75 million on August 27, 2001. Net proceeds after the payment of closing costs were $5.5 million.

Financing and Debt

As of September 30, 2001 interest on the Company's mortgage indebtedness ranged from 5.0% to 9.9% with maturities that ranged from March 2002 to November 2021. Of the total outstanding debt, $123.7 million, or 49%, was carried at fixed interest rates with a weighted average of 8.5%, and $128.2 million, or 51%, was carried at variable rates with a weighted average of 5.4%. Of the total outstanding debt, $61.3 million will become due through the end of 2003, with scheduled maturities of $42.1 million at an interest rate of 6.2% in 2002 and $19.2 million at an interest rate of 5.5% in 2003. No outstanding debt matures in the balance of 2001. The Company expects to refinance maturing debt or select other alternatives based on market conditions at that time, although there can be no assurance as to the consummation or terms of such refinancings.

The following summarizes certain significant financing and related transactions completed since June 30, 2001:

During the quarter ended September 30, 2001, the Company completed two interest rate swap transactions to hedge the Company's exposure to changes to interest rates with respect to $50,000 of LIBOR based variable rate debt. The first swap agreement, which extends through April 1, 2005, provides for a fixed all-in rate of 6.55% on $30.0 million of notional principal. The second swap agreement, which extends through October 1, 2006, provides for a fixed all-in rate of 6.28% on $20.0 million of notional principal.

The following table summarizes the Company's mortgage indebtedness as of September 30, 2001:

                                                     September 30,             December 31,          Interest
                                                         2001                      2000                Rate
                                                       -------                   -------              ------
       Mortgage notes payable - variable-rate

Fleet Bank, N.A.                                      $  4,065                  $  4,110        5.32% (LIBOR + 1.75%)
Fleet Bank, N.A.                                         9,134                     9,216        5.35% (LIBOR + 1.78%)
Sun America Life Insurance Company                      13,601                    13,774        5.73% (LIBOR + 2.05%)
Sun America Life Insurance Company                       9,738                     9,856        5.84% (LIBOR + 2.05%)
KBC Bank                                                    --                    14,238          --   --
Fleet Bank, N.A.                                            --                     3,500          --  (LIBOR + 1.50%)
Fleet Bank, N.A.                                         8,882                     8,965        5.33% (LIBOR + 1.75%)
Metropolitan Life Insurance Company                     10,800                    10,800        5.67% (LIBOR + 2.00%)
First Union National Bank                               13,543                    13,636        5.02% (LIBOR + 1.45%)
Dime Savings Bank of NY                                 58,397                    35,814        5.38% (LIBOR + 1.75%)
                                                      --------                  --------
                         Total variable-rate debt      128,160                   123,909
                                                      --------                  --------
       Mortgage notes payable - fixed rate

Huntoon Hastings Capital Corp.                           6,205                     6,222        9.88%
Anchor National Life Insurance Company                   3,702                     3,775        7.93%
Lehman Brothers Holdings, Inc.                          17,646                    17,792        8.32%
Mellon Mortgage Company                                  7,340                     7,442        9.60%
Northern Life Insurance Company                          2,690                     2,895        7.70%
Reliastar Life Insurance Company                         1,854                     1,996        7.70%
Metropolitan Life Insurance Company                     24,905                    25,148        8.13%
Bank of America, N.A.                                   11,040                    11,100        7.55%
Bank of America, N.A.                                    5,520                     5,550        7.55%
Morgan Stanley Mortgage Capital                         42,835                    43,397        8.84%
Sun America Life Insurance Company                          --                    17,999        --
North Fork Bank                                             --                     9,887        --
                                                      --------                  --------
                         Total fixed-rate debt         123,737                   153,203
                                                      --------                  --------
                                                      $251,897                  $277,112
                                                      ========                  ========

                                                                                       Properties       Payment
                                                                      Maturity         Encumbered        Terms
                                                                     ----------        ----------       -------
                    Mortgage notes payable - variable-rate
Fleet Bank, N.A.                                                      03/15/02             (1)             (2)
Fleet Bank, N.A.                                                      05/31/02             (3)             (2)
Sun America Life Insurance Company                                    08/01/02             (4)             (2)
Sun America Life Insurance Company                                    10/01/02             (5)             (2)
KBC Bank                                                                    --             --              --
Fleet Bank, N.A.                                                      03/01/03             (6)             (2)
Fleet Bank, N.A.                                                      08/01/03             (7)             (2)
Metropolitan Life Insurance Company                                   11/01/03             (8)            (21)
First Union National Bank                                             01/01/05             (9)             (2)
Dime Savings Bank of NY                                               04/01/05            (10)             (2)

                     Mortgage notes payable - fixed rate

Huntoon Hastings Capital Corp.                                        09/01/02            (11)            (12)
Anchor National Life Insurance Company                                01/01/04            (13)          $33(2)
Lehman Brothers Holdings, Inc.                                        03/01/04            (14)         $139(2)
Mellon Mortgage Company                                               05/23/05            (15)          $70(2)
Northern Life Insurance Company                                       12/01/08            (16)          $41(2)
Reliastar Life Insurance Company                                      12/01/08            (16)          $28(2)
Metropolitan Life Insurance Company                                   11/01/10            (17)         $197(2)
Bank of America, N.A.                                                 01/01/11            (18)          $78(2)
Bank of America, N.A.                                                 01/01/11            (19)          $39(2)
Morgan Stanley Mortgage Capital                                       11/01/21            (20)         $380(2)
Sun America Life Insurance Company                                          --             --              --
North Fork Bank                                                             --             --              --

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

HISTORICAL CASH FLOW

The following discussion of historical cash flow compares the Company's cash flow for the nine month period ended September 30, 2001 ("2001") with the Company's cash flow for the nine month period ended September 30, 2000 ("2000").

Net cash provided by operating activities decreased from $23.6 million for 2000 to $22.0 million for 2001. This variance resulted from a decrease of $2.2 million in operating income before non-cash expenses in 2001, primarily due to $1.8 million of lease termination income received in 2000 from tenants at the Abington Towne Center in connection with the commencement of the redevelopment of the center. This decrease was partially offset by a net increase in cash provided by changes in operating assets and liabilities of $581,000.

Investing activities provided $24.7 million during 2001, representing a $33.0 million increase from $8.3 million of cash used during 2000. This was primarily the result of an increase in net sales proceeds of $30.7 million received in 2001 from the sale of the Marley Run Apartments and the Wesmark Plaza. Additionally, there was a decrease of $2.8 million in expenditures for real estate acquisitions, development and tenant installation in 2001.

Net cash used in financing activities of $44.1 million for 2001 increased $6.7 million compared to $37.4 million used in 2000. The increase in cash used resulted primarily from an $18.9 million decrease in cash provided by additional borrowings and $4.8 million of cash used for the redemption of Operating Partnership Units in 2001. This was partially offset by $11.9 million of additional cash used in 2000 for the repayment of debt and $3.8 million of additional cash used in 2000 for the repurchase of Common Shares.

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

Item 3. Quantitative and qualitative disclosures about market risk

The Company's primary market risk exposure is to changes in interest rates related to the Company's mortgage debt. See the discussion under Item 2 of this report for certain quantitative details related to the Company's mortgage debt. Currently, the Company manages its exposure to fluctuations in interest rates primarily through the use of fixed-rate debt, LIBOR rate caps and interest rate swap agreements. As of September 30, 2001, the Company had total mortgage debt of $251.9 million of which $123.7 million, or 49% is fixed-rate and $128.2 million, or 51%, is variable-rate based upon LIBOR plus certain spreads. $23.3 million of notional variable-rate principal is hedged through the use of LIBOR rate caps as of September 30, 2001, which cap LIBOR at 6.5%. The Company is also a party to two swap agreements with a bank through its 49% interest in the Crossroads Joint Venture and Crossroads II Joint Venture. These swap agreements effectively fix the interest rate on the Company's pro rata share of the joint venture debt, or $16.8 million, at a blended base rate of 6.1% plus the applicable spreads. During the quarter ended September 30, 2001, the Company completed two interest rate swap transactions. The first swap agreement, which extends through April 1, 2005, provides for a fixed all-in rate of 6.55% on $30.0 million of notional principal. The second swap agreement, which extends through October 1, 2006, provides for a fixed all-in rate of 6.28% on $20.0 million of notional principal.

Of the total outstanding debt, $42.1 million will become due by 2002. As the Company intends on refinancing some or all of such debt at the then-existing market interest rates which may be greater than the current interest rate, the Company's interest expense would increase by approximately $421,000 annually if the interest rate on the refinanced debt increased by 100 basis points. Furthermore, interest expense on the Company's variable-rate debt as of September 30, 2001 would increase by $782,000 for a 100 basis point increase in interest rates (net of the effect of $50 million in swap agreements as discussed above). The Company may seek additional variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, the Company would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.

Part II. Other Information

Item 1.  Legal Proceedings

         There have been no material legal proceedings beyond those previously disclosed in the Registrants filed Annual Report on Forms 10-K and 10-K/A for the year ended December 31, 2000 and Form 10-Q for the quarter ended June 30, 2001

Item 2.  Changes in Securities

         On July 16, 2001, certain limited partners converted 12,313 OP Units into Common Shares on a one-for-one basis.

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K


                  (b)      Reports on Form 8-K

                           The following Form 8-K's were filed during the three months ended September 30, 2001

                  1) Form 8-K filed August 21, 2001 (earliest event August 21, 2001), reporting in Item 9. certain supplemental information concerning the ownership, operations and portfolio of the Company as of June 30, 2001.

                  2) Form 8-K filed August 24, 2001 (earliest event August 24, 2001), reporting in Item 5. a press release issued by the Registrant discussing the impact of Ames Department Stores, Inc. announcing Chapter 11 bankruptcy.

                  3) Form 8-K filed September 28, 2001 (earliest event September 28, 2001), reporting in Item 5. that the Registrant entered into a joint venture agreement with four of its current institutional investors for the purposes of acquiring up to $300 million in real estate assets.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ACADIA REALTY TRUST

By                                      /s/ Perry Kamerman
                                        --------------------------
                                        Perry Kamerman
                                        Senior Vice President and
                                        Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)

Date: November 12, 2001