Form 10-K
period 2001-12-31
ACADIA REALTY TRUST
filed 2002-03-28
CIK 899629

                United States Securities and Exchange Commission
                              Washington, DC 20549
                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

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


                            20 Soundview Marketplace
                    Port Washington, NY 11050 (516) 767-8830
    (Address of principal executive offices) (Registrant's telephone number)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting common equity stock held by non-affiliates of the Registrant was approximately $172.9 million based on the closing price on the New York Stock Exchange for such stock on March 26, 2002 (the Company has no non-voting common equity).

The number of shares of the Registrant's Common Shares of Beneficial Interest outstanding was 24,700,328 on March 26, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III - Definitive proxy statement for the Annual Meeting of Shareholders presently scheduled to be held May 16, 2002, to be filed pursuant to Regulation 14A.

                                TABLE OF CONTENTS

                                Form 10-K Report

Item No.                                                                Page
--------                                                                -----
                                     PART I

1.  Business                                                            1

2.  Properties                                                          7

3.  Legal Proceedings                                                   12

4.  Submission of Matters to a Vote
    of Security Holders                                                 12

                                    PART II

5.  Market for the Registrant's Common Equity and
    Related Shareholder Matters                                         13

6.  Selected Financial Data                                             13

7.  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                 14

7A. Quantitative and Qualitative Disclosures about
    Market Risk                                                         21

8.  Financial Statements and Supplementary Data                         22

9.  Changes in and Disagreements with Accountants on
    Accounting and Financial Disclosure                                 22

                                    PART III

10. Directors and Executive Officers of the Registrant                  22

11. Executive Compensation                                              22

12. Security Ownership of Certain Beneficial Owners and
    Management                                                          22

13. Certain Relationships and Related Transactions                      22

                                    PART IV

14. Exhibits, Financial Statements, Schedules and
    Reports on Form 8-K                                                 23

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, which will, among other things, affect demand for rental space, the availability and creditworthiness of prospective tenants, lease rents and the availability of financing; adverse changes in the Company's real estate markets, including, among other things, competition with other companies; risks of real estate development and acquisition; governmental actions and initiatives; and environmental/safety requirements.

PART I

ITEM 1. BUSINESS

GENERAL

Acadia Realty Trust (the Company), formerly Mark Centers Trust, was formed on March 4, 1993 as a Maryland Real Estate Investment Trust (REIT). The Company is a fully integrated, self-managed and self-administered equity REIT focused primarily on the ownership, acquisition, redevelopment and management of neighborhood and community shopping centers. The Company currently operates 52 properties, which it owns or has an ownership interest in, consisting of 47 neighborhood and community shopping centers, one enclosed mall, one mixed-use property (retail/residential) and three multi-family properties, all of which are located in the Eastern and Midwestern regions of the United States and, in total, comprise approximately 9.5 million square feet.

All of the Company's assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership, a Delaware limited partnership (the Operating Partnership) and its majority-owned subsidiaries. As of December 31, 2001, the Company controled 85% of the Operating Partnership as the sole general partner. As the general partner, the Company is entitled to share, in proportion to its percentage interest, in the cash distributions and profits and losses of the Operating Partnership. The limited partners represent entities or individuals who contributed their interests in certain properties or partnerships to the Operating Partnership in exchange for common or preferred units of limited partnership interest (Common or Preferred OP Units). Limited partners holding Common OP Units are generally entitled to exchange their units on a one-for-one basis for common shares of beneficial interest of the Company (Common Shares). This structure is commonly refered to as an umbrella partnership REIT or "UPREIT".

The Series A Preferred OP Units were issued November 16, 1999 in connection with the acquisition of all the partnership interests of the limited partnership, which owns the Pacesetter Park Shopping Center. They have a stated value of $1,000 each and are entitled to a quarterly preferred distribution of the greater of (i) $22.50 (9% annually) per Preferred OP Unit or (ii) the quarterly distribution attributable to a Preferred OP Unit if such unit were converted into a Common OP Unit. The Preferred OP Units are currently convertible into Common OP Units based on the stated value divided by $7.50. After the seventh anniversary following their issuance, either the Company or the holders can call for the conversion of the Preferred OP Units at the lesser of $7.50 or the market price of the Common Shares as of the conversion date.

On August 12, 1998, the Company completed a major reorganization (RDC Transaction) in which it acquired 12 shopping centers, five multi-family properties and a 49% interest in one shopping center along with certain third party management contracts and promissory notes from real estate investment partnerships (RDC Funds) managed by affiliates of RD Capital, Inc. In exchange for these and a cash investment of $100 million, the Company issued 11.1 million Common OP Units and 15.3 million Common Shares to the RDC Funds.These Common Shares were distributued to the respective limited partners of the RDC Funds during 2000. After giving effect to the conversion of the Common OP Units the RDC Funds beneficially owned 72% of the Common Shares as of the closing of the RDC Transaction. The Company is also obligated to issue OP Units valued at $2.8 million upon the commencement of rental payments from a designated tenant at one of the acquired properties. Concurrent with the RDC Transaction, the Company appointed former RD Capital, Inc. executives Ross Dworman as Chairman and Chief Executive Officer, and Kenneth F. Bernstein as President. In January 2001, the Board of Trustees appointed Mr. Bernstein as Chief Executive Officer with Mr. Dworman remaining as Chairman.


RECENT DEVELOPMENTS

Based in part on the fact that its Common Shares were continuing to trade at a discount to its estimate of net asset value, the Company engaged Credit Suisse First Boston (CSFB) during 2001 to undertake a review of a broad range of strategic alternatives available to the Company in light of the market conditions facing the Company and the REIT industry. This review included a search for merger candidates, acquisition targets and potential buyers of the Company's core assets. While the Company did not identify any acceptable merger or acquisition opportunities, it did receive numerous initial inquiries for information on its core portfolio. This process ultimately led to a final bid which the Company and CSFB determined was inadequate based on various factors including: i) the effective per share bid price was in the lower range of the Company's estimate of net asset value, (ii) the bid was not for all of the Company's core assets which would leave the Company with a small but diverse portfolio to manage and (iii) this transaction was the largest the bidder had ever attempted and there were concerns as to the bidder's ability to obtain the necessary debt and equity financing to complete the transaction. In general, the Company concluded that market conditions at that time favored buyers of real estate over sellers and, as such, that it was not an opportune time to sell its assets.

During this review, the Company determined there was strong interest from some of its institutional shareholders for creating a joint venture vehicle, in part, to capitalize on what was perceived as a "buyer's market" for real estate. As such, in September 2001, the Company and four of its institutional shareholders formed a joint venture, the Acadia Strategic Opportunity Fund, LP, whereby the investors committed $70 million for the purpose of acquiring additional community and neighborhood shopping centers. The Company committed an additional $20 million to the venture and will be entitled to receive standard management, construction and leasing fees with respect to properties acquired by the joint venture. In addition, the Company is entitled to an asset management fee equal to 1.5% of the capital committed as well as an incentive payment of 20% after the return of all investor capital with a 9% preferred return.

While some of the Company's larger institutional shareholders participated in the joint venture, others expressed a desire for liquidity. As part of the Company's decision to pursue the joint venture, it determined that it was in the best interest of the Company to provide an opportunity for those shareholders wishing to sell their Common Shares to be able to do so in a manner that would not negatively impact its already discounted share price. Furthermore, the Company believed that while providing this liquidity to some shareholders, it would be at an attractive price that would benefit its remaining shareholders. Therefore, on December 20, 2001, the Company commenced a "modified Dutch Auction" tender offer (the Tender Offer) to repurchase up to 4,784,615, or 14% of its outstanding Common Shares and Common OP Units (collectively, Shares). Under the terms of the Tender Offer, the Company invited shareholders to tender their Shares at a minimum price of $6.05 and a maximum of $6.50. Upon receiving all tendered Shares, the Company would select the lowest price (the Purchase Price) that would permit it to purchase the 4,784,615 Shares. All Shares purchased by the Company would be at a single price, even if tendered below the Purchase Price. Separate from the Tender Offer, the Company also agreed to purchase 600,000 Shares from Mr. Dworman at the Purchase Price determined through the Tender Offer. This agreement was subsequently cancelled and Mr. Dworman participated in the Tender Offer, which was expanded by 600,000 Shares. Upon completion of the Tender Offer in February 2002, the Company purchased 5,523,974 Shares, comprised of 4,136,321 Common Shares and 1,387,653 Common OP Units, at a Purchase Price of $6.05. This included 139,359 Shares purchased pursuant to its right to purchase up to an additional 2% of its Common Shares outstanding. The aggregate purchase price paid for the 5,523,974 Shares was $33.4 million.


BUSINESS OBJECTIVES AND OPERATING STRATEGY

The Company's primary business objective is to acquire and manage commercial retail properties that will provide cash for distributions to shareholders while also creating potential for capital appreciation to enhance investor returns. Currently, the primary conduit for the Company's acquisition program is through the newly captilized joint venture as discussed above. The Company's acquisition program focuses on acquiring sub-performing neighborhood and community shopping centers that are well-located in markets with high barriers to entry and creating significant value through retenanting, timely capital improvements and property redevelopment. In considering acquisitions, the Company focuses on quality shopping centers located in the Northeast, Mid-Atlantic and Midwest regions. The Company considers both single assets and portfolios in its acquisition program. In conjunction with evaluating potential portfolio acquisitions, the Company also regularly engages in discussions with public and private entities regarding business combinations as well. Furthermore, as demonstrated during 2001, the Company may consider engaging in joint ventures related to property acquisition and development. The requirements that acquisitions be accretive on a long-term basis based on the Company's cost of capital, as well as increase the overall portfolio quality and value, are core to the Company's acquisition program. As such, the Company constantly evaluates the blended cost of equity and debt and adjusts the amount of acquisition activity to align the level of investment activity with capital flows.

Operating functions such as leasing, property management, construction, finance and legal (collectively, the Operating Departments) are provided by Company personnel, providing for fully integrated property management and development. The Operating Departments' involvement in acquisitions is an essential component to the acquisition program. By incorporating the Operating Departments in the acquisition process, acquisitions are appropriately priced giving effect to each asset's specific risks and returns. Also, because of the Operating Departments' involvement with, and corresponding understanding of, the acquisition process, transition time is minimized and management can immediately execute on an asset's strategic plan.

The Company typically holds its properties for long-term investment. As such, it continuously reviews the existing portfolio and implements programs to renovate and modernize targeted centers to enhance the property's market position. This in turn strengthens the competitive position of the leasing program to attract and retain quality tenants, increasing cash flow and consequently property value. The Company also periodically identifies certain properties for disposition and redeploys the capital to existing centers or acquisitions with greater potential for capital appreciation. The Company's core portfolio consists primarily of neighborhood and community shopping centers, which are generally dominant centers in high barrier-to-entry markets. The anchors at these centers typically pay market or below-market rents and have low rent-to-sales ratios, which are, on average, approximately 4%. Furthermore, supermarkets anchor approximately two-thirds of the core portfolio. These attributes enable the properties to better withstand a weakening economy while also creating opportunities to increase rental income.

DISPOSITION OF PROPERTIES

A significant component of the Company's business plan during 2001 was the disposition of non-core real estate assets. The Company began this inititative during fiscal 2000 as part of its strategy to reduce the discount reflected in its Common Share price compared with the Company's estimate of net asset value. Non-core assets were identified based on factors including property type and location, tenant mix and potential income growth as well as whether a property complemented other assets within the Company's portfolio. Since announcing this inititative, the Company has sold six non-core assets. Five of these assets were sold during 2001 and early 2002 as follows (dollar amounts in millions):

Property                        Type                                    Sales Price   Net Proceeds
--------                        ----                                    -----------   ------------
Marley Run Apartments           Apartment complex - 336 Units           $27.4         $12.8
Glen Oaks Apartments            Apartment complex - 463 Units           $35.1         $15.2
Wesmark Plaza                   Shopping Center - 207,000 square feet   $5.7          $5.5
Tioga West                      Shopping Center - 122,000 square feet   $3.2          $3.1
Union Plaza (Sold in 2002)      Shopping Center - 218,000 square feet   $4.8          $4.2(1)

(1) $3.6 million of this represents a note from the buyer

Additionally, in November 2001, the Company entered into a contract to sell the remaining portion of its non-core portfolio to a single buyer. The portfolio consists of 17 retail properties that in the aggregate contain approximately 2.3 million square feet; ten are located in Pennsylvania and seven in various southeastern states ranging from Virginia to Florida. The portfolio is being sold subject to a fixed-rate, cross-collateralized and securitized loan, and the contract is conditioned upon obtaining the lender's consent permitting the buyer to assume the loan as well as other customary conditions to closing and, as such, the completion of this transaction cannot be assured.


PROPERTY REDEVELOPMENT

The Company's redevelopment program focuses on selecting well-located neighborhood and community shopping centers and creating significant value through retenanting and property redevelopment. At the onset of 2001, the Company had four properties under redevelopment. Two of these projects were completed during 2001 as follows:

Abington Towne Center - The Company completed the redevelopment of this previously enclosed multi-level mall located in the Philadelphia suburb of Abington, Pennsylvania. In December 2000, the Company sold approximately 160,000 square feet representing the top two floors and the rear portion of the ground level and the related parking area to the Target Corporation (Target) for $11.5 million. During 2001, Target completed the construction of its store and opened for business in September 2001. The Company has de-malled the balance of the center consisting of approximately 46,000 square feet of the main building and 14,000 square feet of store space in outparcel buildings, which it continues to own and operate. An existing anchor, T.J. Maxx, was relocated to a 27,000 square foot space in the Company's portion of the main building and reopened for business during 2000. Costs for this project totaled approximately $3.5 million, net of amounts reimbursed by Target.

Methuen Shopping Center - This center, located in Methuen, Massachusetts (part of the Boston metropolitan statistical area) was formerly anchored by a Caldor department store. The Company acquired this lease out of bankruptcy and reanchored the center with an 89,000 square foot Wal*Mart which opened its store in October 2001. Costs incurred for this project were approximately $800,000.

The Company currently has two redevelopment projects currently in progress as follows:

Elmwood Park Shopping Center - During 2001, the Company continued with the sitework on the redevelopment of this center located in Elmwood Park, New Jersey, approximately ten miles west of New York City. The redevelopment consists of reanchoring, renovating and expanding the existing 125,000 square foot shopping center by 30,000 square feet. The new anchor, a 49,000 square foot free-standing Pathmark supermarket, will replace the former undersized (28,000 square feet) in-line Grand Union supermarket when completed. The project also includes the expansion of an existing Walgreens drug store. As of December 31, 2001, costs incurred on this project totaled $4.1 million. The Company expects remaining redevelopment costs of approximately $3.3 million, net of reimbursements from tenants, to complete this project in 2002. In addition, the Company is obligated, in connection with the RDC Transaction, to issue Common OP Units equal to up to $2.8 million upon the supermarket rent commencement at this project.

Gateway Shopping Center - The redevelopment of the Gateway Shopping Center, a partially enclosed mall located in South Burlington, Vermont, includes the demolition of 90% of the property and the construction of a new anchor supermarket. Following the bankruptcy of Grand Union, the lease was assigned to and assumed by Shaw's Supermarkets. During October 2001, the Company executed a new lease with Shaw's Supermarkets for the construction of a new 72,000 square foot supermarket. This will replace the 32,000 square foot store formerly occupied by Grand Union. Total costs to date for this project, including the original acquisition costs, are $8.2 million. The Company estimates $9.2 million of remaining costs to complete this redevelopment.


REANCHORING AND LEASING ACTIVITY

During 2001, the Company replaced several weak, or formerly vacated, anchor tenants with stronger retailers at various centers in connection with management's goal of repositioning and reanchoring of the portfolio. Anchor replacements included the following:

     - Giant Food Stores (an Ahold subsidiary) opened a 62,000 square foot supermaket in April 2001, replacing a former BiLo supermarket at the Greenridge Shopping Center in Scranton, Pennsylvania.
     - Marshall's (a division of TJX Companies) opened a 28,000 square foot store in September 2001 at the Bloomfield Town Square in Bloomfield Hills, Michigan.
     - Price Rite (a division of Wakefern Food Corporation) opened a 34,000 square foot supermarket, replacing an Acme supermarket with an expiring lease at the Mountainville Shopping Center in Allentown, Pennsylvania.
     - The Company executed a lease in October 2001 with Shaw's Supermarkets for a 72,000 square foot supermarket to be constructed at the Gateway Shopping Center in South Burlington, Vermont.
     - The Company executed a lease in December 2001 with Pathmark Stores for a 49,000 square foot supermarket to be constructed at the Elmwood Shopping Center in Elmwood Park, New Jersey

Additionally, the Company executed 99 small store leases for a total of 590,000 square feet throughout the portfolio.


PROPERTY ACQUISITIONS

As previously discussed, the Company and four of its institutional shareholders formed a joint venture during 2001 whereby the investors committed $70 million and the Company committed $20 million for the purpose of acquiring up to approximately $300 million in additional real estate assets on a leveraged basis. The Company plans on using this as its primary vehicle for future acquisitions of assets. The Company's primary strategy for acquisitions is to identify well-located assets with high inherent opportunity for the creation of additional value through redevelopment and leasing. Specifically, the Company focuses on targeting assets for acquisition that have superior in-fill locations, restricted competition due to high barriers of entry and in-place below-market anchor leases.


FINANCING STRATEGY

The Company intends to continue financing acquisitions and property redevelopment with sources of capital determined by management to be the most appropriate based on, among other factors, availability, pricing and other commercial and financial terms. The sources of capital may include cash on hand, bank and other institutional borrowing, the sale of properties and issuance of equity securities. The Company manages its interest rate risk primarily thorugh the use of variable and fixed rate debt. It also utilizes LIBOR caps and interest rate swap agreements in managing its exposure to interest rate fluctutations. See Item 7A for a discussion on the Company's market risk exposure related to its mortgage debt.


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

CORPORATE HEADQUARTERS AND EMPLOYEES

The Company's executive offices are located at 20 Soundview Marketplace, Port Washington, New York 11050, and its telephone number is (516) 767-8830. The Company has an internet Web address at www.acadiarealty.com. The Company has 114 employees, of which 50 are located at the executive offices, four at the New York City corporate office, 11 at the Pennsylvania regional office and the remaining property management personnel are located on-site at the Company's properties.


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


COMPLIANCE WITH GOVERNMENTAL REGULATIONS - ENVIRONMENTAL MATTERS

Under various Federal, state and local laws, ordinances and regulations relating to the protection of the environment, a current or previous owner or operator of real estate may be liable for the cost of removal or remediation of certain hazardous or toxic substances disposed, stored, generated, released, manufactured or discharged from, on, at, under, or in a property. As such, the Company may be potentially liable for costs associated with any potential environmental remediation at any of its formerly or currently owned properties.

The Company conducts Phase I environmental reviews with respect to properties it acquires. These reviews include an investigation for the presence of asbestos, underground storage tanks and polychlorinated biphenyls (PCBs). Although such reviews are intended to evaluate the environmental condition of the subject property as well as surrounding properties, there can be no assurance that the review conducted by the Company will be adequate to identify environmetal or other problems that may exist. Where a Phase I assessment so recommended, a Phase II assessment was conducted to further determine the extent of possible environmental contamination. In all instances where a Phase I or II assessment has resulted in specific recommendations for remedial actions, the Company has either taken or scheduled the recommended remedial action. To mitigate unknown risks, the Company has obtained environmental insurance for most of its properties, which covers only unknown environmental risks.

The Company believes that it is in compliance in all material respects with all Federal, state and local ordinances and regulations regarding hazardous or toxic substances. Management is not aware of any environmental liability that they believe would have a material adverse impact on the Company's financial position or results of operations. Management is unaware of any instances in which it would incur significant environmental costs if any or all properties were sold, disposed of or abandoned. However, there can be no assurance that any such non-compliance, liability, claim or expenditure will not arise in the future.


RETAIL ENVIRONMENT

Seasonality

The retail environment is seasonal in nature, particularly in the fourth calendar quarter when retail sales are typically at their highest levels. As such, contingent rents based on tenants achieving certain sales targets are generally higher in the fourth quarter when such targets are typically met.

Tenant Bankruptcies

Since January of 2001, certain of the Company's tenants experienced financial difficulties and several have filed for bankruptcy protection under Chapter 11 of the United States bankruptcy laws (Chapter 11 Bankruptcy). Pursuant to bankruptcy law, tenants have the right to reject their leases. In the event the tenant exercises this right, the landlord generally has the right to file claims for lost rent equal to the greater of either one year's rent (including expense pass-throughs) for remaining terms greater than one year, or 15% of the rent remaining under the balance of the lease term, but not to exceed three years rent. Actual amounts to be received in satisfaction of those claims will be subject to the tenant's final plan of reorganization and the availability of funds to pay its creditors. Following are the significant bankruptcies to have occurred within the Company's portfolio during 2001 and thereafter:

On March 22, 2001, Pergament filed for protection under Chapter 11 Bankruptcy. This tenant operated at two locations in the Company's wholly-owned portfolio comprising approximately 33,000 square feet. Rental revenues from this tenant were $66,000 and $624,000 for the years ended December 31, 2001 and 2000, respectively. This tenant also operated in a location occupying 25,000 square feet at a property in which the Company holds a 49% ownership interest. Rental revenues from the tenant at this location were $161,000 and $355,000 for the years ended December 31, 2001 and 2000, respectively. The tenant rejected its leases at all of these locations.

On August 20, 2001, Ames Department Stores, Inc. (Ames) filed for protection under Chapter 11 Bankruptcy. Excluding properties sold by the Company during 2001 and 2002, this tenant operated in nine locations in the Company's portfolio totalling approximately 668,000 square feet. Rental revenues from this tenant totalled $2.5 million and $2.6 million for the years ended December 31, 2001 and 2000, respectively. The tenant has rejected its lease at one of these locations representing 97,000 square feet and rents of $182,000 and $293,000 for the years ended December 31, 2001 and 2000, respectively (included in the above total amounts). The tenant has neither accepted nor rejected its leases at the remaining locations.

On September 24, 2001, Phar-Mor filed for protection under Chapter 11 Bankruptcy. This tenant operated in two locations in the Company's portfolio totalling approximately 90,000 square feet. Rental revenues from this tenant totalled $888,000 and $1.0 million for the years ended December 31, 2001 and 2000, respectively. The tenant has rejected its lease at one of these locations representing 47,000 square feet and rents of $644,000 and $613,000 for the years ended December 31, 2001 and 2000, respectively (included in the above total amounts). The tenant has neither accepted nor rejected its leases at the remaining location.

On January 22, 2002 Kmart Corporation (Kmart) filed for protection under Chapter 11 Bankruptcy. This tenant operates in nine locations in the Company's wholly-owned portfolio totalling approximately 924,000 square feet. Rental revenues from this tenant totalled $4.4 million and $4.3 million for the years ended December 31, 2001 and 2000, respectively. This tenant also operated in a location occupying 101,000 square feet at a property in which the Company holds a 49% ownership interest. Rental revenues from the tenant at this location were $1.1 million and $1.0 million for the years ended December 31, 2001 and 2000, respectively. The tenant has neither accepted nor rejected its leases at any of these locations.

Of the above locations, three of the Kmart stores, totaling 292,000 square feet, and four of the Ames stores, totaling 245,000 square feet, are located at properties included in a 17 property portfolio currently under contract for sale to a single buyer. The portfolio is being sold subject to a fixed-rate, cross-collateralized and securitized loan, and the contract is conditioned upon obtaining the lender's consent permitting the buyer to assume the loan as well as other customary conditions to closing and, as such, the completion of this transaction cannot be assured.


TAX STATUS - QUALIFICATION AS REAL ESTATE INVESTMENT TRUST

The Company has and currently transacts its affairs so as to qualify as, and has elected to be treated as, a REIT under sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the Code). Under the Code, a real estate investment trust that meets applicable requirements is not subject to Federal income tax to the extent that it distributes at least 90% of its REIT taxable income to its shareholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to Federal income tax on its taxable income.

ITEM 2. PROPERTIES


SHOPPING CENTER PROPERTIES

As of December 31, 2001, the Company owned and operated 53 shopping centers, which included a mixed-use property (retail and residential), two properties under redevelopment and a shopping center in which the Company owns a 49% interest. The Company's shopping centers, which total approximately 8.3 million square feet of gross leasable area (GLA), are located in 16 states and are generally well established, anchored community and neighborhood shopping centers. The properties are diverse in size, ranging from approximately 31,000 to 515,000 square feet with an average size of 156,000 square feet. The Company's portfolio was approximately 90% occupied at December 31, 2001. The Company's shopping centers are typically anchored by a national or regional discount department store and/or a supermarket or drugstore.

The Company sold one of the above shopping centers subsequent to December 31, 2001. Also, as of December 31, 2001, 17 of the above retail properties were under contract for sale to a single buyer. Ten of these properties are located in Pennsylvania and seven in various southeastern states ranging from Virginia to Florida, and in the aggregate contain approximately 2.3 million square feet. This portfolio is being sold subject to a fixed-rate, cross-collateralized and securitized loan, and the contract is conditioned upon obtaining the lender's consent permitting the buyer to assume the loan as well as other customary conditions to closing and, as such, the completion of this transaction cannot be assured.

The Company had 713 leases (including the joint venture property) as of December 31, 2001 of which a majority of the rental revenues received thereunder were from national or regional tenants. A majority of the income from the properties consists of rent received under long-term leases. Most of these leases provide for the payment of fixed minimum rent monthly in advance and for the payment by tenants of a pro-rata share of the real estate taxes, insurance, utilities and common area maintenance of the shopping centers. Minimum rents and expense reimbursements accounted for approximately 95% of the Company's total revenues for the year ended December 31, 2001.

As of December 31, 2001, approximately 50% of the Company's existing leases also provided for the payment of percentage rents either in addition to or in place of minimum rents. These arrangements generally provide for payment to the Company of a certain percentage of a tenant's gross sales in excess of a stipulated annual amount. Percentage rents accounted for approximately 3% of the total 2001 revenues of the Company.

Six of the Company's shopping center properties are subject to long-term ground leases in which a third party owns and has leased the underlying land to the Company. The Company pays rent for the use of the land and is responsible for all costs and expenses associated with the building and improvements.

No individual property contributed in excess of 10% of the Company's total revenues for the years ended December 31, 2001, 2000 and 1999.

The following sets forth more specific information with respect to each of the Company's shopping centers, mixed-use and joint venture properties at December 31, 2001:

                                              Year                                  Occupancy (1)       Anchor Tenants (2)
Shopping Center                           Constructed(C)  Ownership                      %           Current Lease Expiration
   Property                Location        Acquired(A)    Interest          GLA      12/31/01        Lease Option Expiration
------------------------------------------------------------------------------------------------------------------------------------
NEW ENGLAND REGION
Connecticut

  239 Greenwich Avenue     Greenwich         1998 (A)        Fee          16,834 (3)   100%       Restoration Hardware 2015/2025
                                                                                                  Chico's Fashion 2010/2020

  Town Line Plaza          Rocky Hill        1998 (A)        Fee         205,858 (4)   100%       A&P Superfresh 2017/2052
                                                                                                  Wal*Mart

Massachusetts

  Methuen Shopping Center  Methuen           1998 (A)        LI/Fee      130,238       100%       Wal*Mart 2011/2051
                                                                                                  DeMoulas Market 2005/2015

  Crescent Plaza           Brockton          1984 (A)        Fee         216,095        99%       Home Depot 2009/2027 (5)
                                                                                                  Shaw's 2012/2042
Rhode Island

  Walnut Hill Plaza        Woonsocket        1998 (A)        Fee         297,370        92%       Sears 2003/2033
                                                                                                  Shaw's 2013/2043
Vermont

 The Gateway
  Shopping Center          Burlington        1999 (A)        Fee          45,871 (6)    40%       Shaw's 2005/2010

                                              Year                                  Occupancy (1)       Anchor Tenants (2)
Shopping Center                           Constructed(C)  Ownership                      %           Current Lease Expiration
   Property                Location        Acquired(A)    Interest          GLA      12/31/01        Lease Option Expiration
------------------------------------------------------------------------------------------------------------------------------------
NEW YORK REGION
New Jersey

  Berlin Shopping Center   Berlin            1994 (A)        Fee         187,178        81%       Kmart 2004/2029 (7)
                                                                                                  Acme 2005/2015

  Elmwood Park Shopping
    Center                 Elmwood Park      1998 (A)        Fee         106,671 (8)    64%       --

  Ledgewood Mall           Ledgewood         1983 (A)        Fee         515,073        90%       The Sports' Authority2007/2037
                                                                                                  Macy's 2005/2025
                                                                                                  Wal*Mart 2019/2049
                                                                                                  Circuit City 2020/2040
                                                                                                  Marshall's 2007/2027

  Manahawkin Village
   Shopping Center         Manahawkin        1993 (A)        Fee         175,228       100%       Kmart 2019/2059 (7)
                                                                                                  Hoyt's Cinema 2018/2038

  Marketplace of Absecon   Absecon           1998 (A)        Fee         104,906        86%       Eckerd Drug 2020/2040
                                                                                                  Acme 2015/2055

New York

  Branch Shopping Plaza    Smithtown         1998 (A)        LI (9)      125,951        88%       Pathmark 2013/2028

  New Loudon Center        Latham            1982 (A)        Fee         253,111       100%       Price Chopper 2015/2035
                                                                                                  Marshalls 2004/2009
                                                                                                  Ames 2020/2035 (7)
                                                                                                  Club Pro 2006/2011

  Troy Plaza               Troy              1982 (A)        Fee         128,479 (10)  100%       Ames 2006/2011 (7)
                                                                                                  Price Chopper 2004/2014
  Village Commons Shopping
   Center                  Smithtown         1998 (A)        Fee          87,155        98%       Daffy's 2008/2028
                                                                                                  Walgreens 2021/none

  Soundview Marketplace    Port Washington   1998 (A)        LI/Fee (9)  180,620        89%       King Kullen 2007/2022
                                                                                                  Clearview Cinema 2010/2030

  Pacesetter Park
   Shopping Center         Pomona            1999 (A)        Fee          95,559        82%       Stop & Shop 2020/2040

MID-ATLANTIC REGION
Pennsylvania

  25th Street Shopping
  Center                   Easton            1993 (A)        Fee         131,477 (10)   86%       CVS 2005/2010
                                                                                                  Petco 2009/2019

  Ames Plaza               Shamokin          1966 (C)        Fee          96,154 (10)   92%       Ames 2003/2013 (7)
                                                                                                  Buy-Rite Liquidators 2010/2015

  Abington Towne Center    Abington          1998 (A)        Fee         216,226 (11)   98%       TJ Maxx 2010/2020
                                                                                                  Target

  Birney Shopping Center   Moosic            1968 (C)        Fee         193,899 (10)   88%       Kmart 2004/2049 (7)
                                                                                                  Big Lots 2003/2008

  Blackman Plaza           Wilkes-Barre      1968 (C)        Fee         121,206        92%       Kmart 2004/2049 (7)

  Bradford Towne Centre    Towanda           1993 (C)        Fee         256,719        88%       Kmart 2019/2069 (7)
                                                                                                  P&C Foods 2014/2024

  Circle Plaza             Shamokin Dam      1978 (C)        Fee          92,171 (10)  100%       Kmart 2004/2049 (7)

  Dunmore Plaza            Dunmore           1975 (A)        Fee (12)     45,380 (10)  100%       Price Chopper 2005/2020
                                                                                                  Eckerd Drug 2004/2019

  East End Centre          Wilkes-Barre      1986 (C)        Fee         308,427        96%       Ames 2007/2037 (7)
                                                                                                  Phar-Mor 2003/2018 (7)
                                                                                                  Price Chopper 2008/2028

  Greenridge Plaza         Scranton          1986 (C)        Fee         198,302        93%       Ames 2007/2037 (7)
                                                                                                  Giant Food 2021/2051

  Kingston Plaza           Kingston          1982 (C)        Fee          64,824 (10)   97%       Price Chopper 2006/2026
                                                                                                  Dollar General 2001/2007
  Luzerne Street Shopping
   Center                  Scranton          1983 (A)        Fee          57,715        95%       Price Chopper 2004/2024 (13)
                                                                                                  Eckerd Drug 2004/2019

  Mark Plaza               Edwardsville      1968 (C)        LI/Fee (9)  214,021        97%       Kmart 2004/2054 (7)
                                                                                                  Redner's Markets 2018/2028

  Monroe Plaza             Stroudsberg       1964 (C)        Fee         130,569 (10)  100%       Ames 2009/2024 (7)
                                                                                                  Shop-Rite 2005/2023
                                                                                                  Eckerd Drug 2002/2012

                                              Year                                  Occupancy (1)       Anchor Tenants (2)
Shopping Center                           Constructed(C)  Ownership                      %           Current Lease Expiration
   Property                Location        Acquired(A)    Interest          GLA      12/31/01        Lease Option Expiration
------------------------------------------------------------------------------------------------------------------------------------
Mountainville Shopping
   Center                  Allentown         1983 (A)        Fee         118,847 (10)   96%       Price Rite 2011/2031
                                                                                                  Eckerd Drug 2004/2019


  Pittston Plaza           Pittston          1994 (C)        Fee          79,568       100%       Redner's Markets 2018/2028
                                                                                                  Eckerd Drug 2006/2016

  Plaza 15                 Lewisburg         1995 (A)        Fee         113,530 (10)   98%       Weis Markets 2006/2021
                                                                                                  Ames 2006/2021 (7)

  Plaza 422                Lebanon           1972 (C)        Fee         154,791        87%       Ames 2006/2021 (7)
                                                                                                  Giant Food 2004/2029 (14)

  Route 6 Mall             Honesdale         1994 (C)        Fee         175,482        99%       Kmart 2020/2070 (7)

  Shillington Plaza        Reading           1994 (A)        Fee         150,742 (10)  100%       Kmart 2004/2049 (7)
                                                                                                  Weis Markets 2004/2019

  Union Plaza              New Castle        1996 (C)        Fee         217,992 (16)  100%       Sears 2011/2031
                                                                                                  Ames 2017/2027 (7)
                                                                                                  Peebles 2017/2026

  Valmont Plaza            West Hazleton     1985 (A)        Fee         200,164        28%       --

Virginia

  Kings Fairgrounds        Danville          1992 (A)        LI (9)      118,535 (10)   95%       Schewel Furniture 2006/2011
                                                                                                  Tractor Supply Co. 2008/2023
                                                                                                  CVS 2002/2012 (13)


SOUTHEAST REGION
Alabama

  Midway Plaza             Opelika           1984 (A)        Fee         207,538 (10)   63%       Office Depot 2007/2022
                                                                                                  Beall's Outlet 2004/none

  Northside Mall           Dothan            1986 (A)        LI/Fee (9)  382,299 (10)   64%       Wal*Mart 2004/2034

Florida

  New Smyrna Beach         New Smyrna
  Shopping Center           Beach            1983 (A)        Fee         101,321 (10)   82%       Beacon Theater 2005/2025

Georgia

  Cloud Springs Plaza      Fort Oglethorpe   1985 (A)        Fee         113,367 (10)   95%       Food Lion 2011/2031
                                                                                                  Consolidated Stores 2005/none
                                                                                                  Badcock Furniture 2005/2010
South Carolina

  Martintown Plaza         North Augusta     1985 (A)        LI (9)      133,892 (10)   85%       Belk's Store 2004/2024
                                                                                                  Office Depot 2008/2018

MIDWEST REGION
Illinois

  Hobson West Plaza        Naperville        1998 (A)        Fee          99,950        97%       Eagle Foods 2007/2032

Indiana

  Merrillville Plaza       Hobart            1998 (A)        Fee         235,420        99%       JC Penney 2008/2018
                                                                                                  Office Max 2008/2028
                                                                                                  TJ Maxx 2004/2014
Michigan

  Bloomfield Town Square   Bloomfield Hills  1998 (A)        Fee         222,719        84%       TJ Maxx 2003/2013
                                                                                                  Marshalls 2011/2026
                                                                                                  Home Goods 2010/2025
Ohio

  Mad River Station       Dayton             1999 (A)        Fee         156,637 (17)   87%       Office Depot 2005/2010
                                                                                                  Babies `R' Us 2005/2020
PROPERTY HELD IN JOINT VENTURE (15)

New York

  Crossroads Shopping
  Center                   White Plains      1998            JV          310,919        97%       Kmart 2012/2037 (7)
                                                                                                  Waldbaum's 2007/2032
                                                                                                  B. Dalton 2012/2022
                                                                                                  Modell's 2009/2019
                                                                      ----------       ----

                                                             Total     8,293,000        90%
                                                                      ==========       ====

Notes:

(1)  Does not include space leased but not yet occupied by the tenant.

(2) Generally, anchors represent those tenants whose leases comprise at least 10% of the GLA of the center.

(3) In addition to the 16,834 square feet of retail GLA, this property also has 21 apartments comprising 14,434 square feet

(4)  Includes a 92,500 square foot Wal*Mart which is not owned by the Company.

(5) Home Depot acquired this lease from Bradlees, which declared Chapter 11 bankruptcy on November 17, 2000. Although Home Depot has not yet opened its store at this location, it is currently paying rent pursuant to the lease.

(6) This is one of the Company's two current redevelopment properties. Shaw's Supermarkets acquired this lease from the former anchor, Grand Union, and is currently operating in this space and paying rent. In November of 2001, Shaw's signed a lease for a new 72,000 square foot supermarket to be constructed at this location in connection with the redevelopment of the property. Upon completion, the property will total approximately 101,000 square feet of GLA.

(7) This tenant is currently operating under Chapter 11 Bankruptcy and has neither rejected nor affirmed this lease to date.

(8) This is one of the Company's two current redevelopment properties. In December of 2001, the Company executed a lease with Pathmark Stores for a 49,000 square foot supermarket to be constructed at this location in connection with the redevelopment of the property. Upon completion, the property will total approximately 155,000 square feet of GLA.

(9)  The Company is a ground lessee under a long-term ground lease.

(10) This property is currently under contract for sale as part of a 17 property portfolio that is being sold subject to a fixed-rate, cross-collateralized and securitized loan. The contract is conditioned upon obtaining the lender's consent permitting the buyer to assume the loan as well as other customary conditions to closing and, as such, the completion of this transaction cannot be assured.

(11) Includes a 157,616 square foot Target Store that is not owned by the Company.

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

(13) This tenant has ceased operating in their space but continues to pay rent pursuant to the lease.

(14) This space is currently being sub-leased to a non-grocery store tenant.

(15) The Company has a 49% investment in this property.

(16) As of December 31, 2001, this property was under contract for sale. The Company completed this sale subsequent to year-end.

(17) The GLA for this property includes 27,702 square feet of office space.

MAJOR TENANTS

No individual retail tenant accounted for more than 6.7% of minimum rents for the year ended December 31, 2001 or 11.6% of total leased GLA as of December 31, 2001. The following table sets forth certain information for the 25 largest retail tenants based upon minimum rents in place as of December 31, 2001. It includes tenants located at properties included in a 17 property portfolio currently under contract for sale to a single buyer. The table does not include leases related to the Company's joint venture property (GLA and rent in thousands):

                                                                                                 Percentage of Total
                                                                                             Represented by Retail Tenant
                                                                                             ----------------------------
                                 Number of
      Retail                     Stores in           Total          Annualized Base             Total          Annualized Base
      Tenant                     Portfolio            GLA               Rent (1)          Portfolio GLA (2)         Rent (2)
      ------                     ---------           -----          ---------------      ------------------    ---------------
Kmart (3)                             9               924              $ 3,432                 11.6%                6.7%
Ames (4)                              8               666                2,014                  8.3%                3.9%
T.J. Maxx                             8               238                1,789                  3.0%                3.5%
Walmart                               3               322                1,743                  4.0%                3.4%
Price Chopper (5)                     6               269                1,597                  3.4%                3.1%
Eckerd Drug (6)                      12               145                1,325                  1.8%                2.6%
Shaw's(7)                             3               134                1,141                  1.7%                2.2%
Acme (Albertson's)                    2                77                  919                  1.0%                1.8%
Pathmark (8)                          1                63                  837                  0.8%                1.6%
Redner's Supermarket                  2               112                  837                  1.4%                1.6%
Restoration Hardware                  1                12                  830                  0.2%                1.6%
A&P (Waldbaum's)                      1                65                  730                  0.8%                1.4%
Fashion Bug (9)                       8                90                  669                  1.1%                1.3%
Macy's                                1                73                  611                  0.9%                1.2%
CVS                                   5                50                  597                  0.6%                1.2%
Clearview Cinemas (10)                1                25                  596                  0.3%                1.2%
Kay Bee Toys                          5                41                  559                  0.5%                1.1%
JC Penney                             2                73                  547                  0.9%                1.1%
Payless Shoe Source                  11                38                  525                  0.5%                1.1%
Office Depot                          3                84                  500                  1.1%                1.0%
McDonald's (11)                       8                 -                  477                  0.0%                0.9%
Blockbuster Video                     4                22                  444                  0.3%                0.9%
Circuit City                          1                33                  449                  0.4%                0.9%
King Kullen                           1                41                  414                  0.5%                0.8%
Penn Traffic Co. (P&C Foods)          1                52                  413                  0.6%                0.8%
                                   ----           -------             --------                ------              ------
                   Total            107             3,649              $23,995                 45.7%               46.9%
                                   ====           =======             ========                ======              ======

Notes:

(1) Base rents do not include percentage rents (except where noted), additional rents for property expense reimbursements, and contractual rent escalations due after December 31, 2001.

(2) Based upon total GLA and annualized base rent for the Company's retail properties excluding mixed-use and joint venture properties.

(3) The tenant is currently operating under Chapter 11 Bankruptcy and, as of December 31, 2001, has neither affirmed nor rejected its leases at any of these locations.

(4) The tenant is currently operating under Chapter 11 Bankruptcy and, as of December 31, 2001, had rejected the lease at the Valmont Shopping Center (rents and GLA for this lease are not included above). Ames has neither affirmed nor rejected its leases at the remaining locations. The above total includes the location at the Union Plaza, which was sold in Janaury 2002. This location represents 94,000 square feet and rent of $494.

(5) The tenant is currently not operating the store at the Luzerne Street Shopping Center. They are obligated, and continue, to pay annual minimum rent of $178 until the lease expires in April 30, 2004.

(6) Subsidiary of JC Penney. The stores at the Route 6 Mall and Berlin Shopping Center have ceased operating, but continue to pay annual minimum rent of $107 and $29, respectively, through Janaury 31, 2011 and Novmeber 30, 2002, respectively, pursuant to the leases.

(7) As of December 31, 2001, Shaw's Supermarkets has signed an agreement for a new store at the center in connection with the redevelopment of the center. The current space of 31,600 square feet, for which the tenant is currently paying annual minimum rent of $126 (which is reflected above) will be replaced by a 72,000 square foot new store with an annual minimum rent of $1,296.

(8) The Company has signed a lease with Pathmark Stores (not reflected above as the tenant has not yet taken occupancy) for 49,000 square feet at the Elmwood Park Shopping Center in connection with the redevelopment of that property.

(9) This tenant pays percentage rent only (no minimum rent) at five of its locations. Included in the above rent is $394 of percentage rent paid for calendar 2001.

(10) Subsidiary of Cablevision.

(11) These are ground leases for shopping centers outparcel lots.


LEASE EXPIRATIONS

The following table shows scheduled lease expirations for retail tenants in place as of December 31, 2001, assuming that none of the tenants exercise renewal options. It includes tenants located at properties included in a 17 property portfolio currently under contract for sale to a single buyer. The table does not include leases related to the Company's joint venture property or non-owned anchor square footage (GLA and rent in thousands):

                                                                                       Percentage of Total
                                                                                 Represented by Expiring Leases
                                                                                 -------------------------------

                        Number of        GLA of Expiring    Annualized Base                       Annualized Base
  December 31,       Leases Expiring          Leases            Rent(1)           Leased GLA             Rent
  ------------       ---------------     ---------------   ------------           ----------       --------------
      2002                 106                 393            $ 3,422                 6%                 6%
      2003                  92                 532              4,308                 8%                 8%
      2004                  99               1,347              6,539                20%                13%
      2005                  83                 734              5,999                11%                12%
      2006                  70                 628              3,858                 9%                 7%
      2007                  27                 505              3,707                 7%                 7%
      2008                  27                 421              3,199                 6%                 6%
      2009                  26                 232              2,047                 3%                 4%
      2010                  23                 281              2,858                 4%                 6%
      2011                  25                 376              2,856                 5%                 6%
Thereafter                  29               1,428             12,317                21%                25%
                           ---               -----            -------               ----               ----
     Total                 607               6,877            $51,110               100%               100%
                           ===               =====            =======               ====               ====

Note:

(1) Base rents do not include percentage rents, additional rents for property expense reimbursements, nor contractual rent escalations due after December 31, 2001.

GEOGRAPHIC CONCENTRATIONS

The following table summarizes the Company's retail properties (including joint venture property) by region as of December 31, 2001. It includes tenants located at properties included in a 17 property portfolio currently under contract for sale to a single buyer. (GLA and rent in thousands):

                                                                                                      Percentage of Total
                                                                                                     Represented by Region
                                                                                Annualized Base      -----------------------
                                                              Annualized Base   Rent per Leased              Annualized Base
             Region                GLA           Occupied %       Rent(1)         Square Foot         GLA          Rent
             ------                ---           --------        -------        ---------------       ---    ---------------
New England                         866              97%         $  6,545            $ 8.79           10%           12%
New York Region                   1,853              92%           17,478             10.27           22%           31%
Mid-Atlantic                      3,457              91%           15,633              5.23           42%           28%
Southeast                           938              73%            3,052              4.48           11%            5%
Midwest                             715              91%            6,801             10.42            9%           12%
                                  -----            -----         --------            ------          ----          ----
                                  7,829              90%           49,509              7.32           94%           88%

Redevelopment Properties (2)        153              73%            1,601             14.39            2%            3%
Joint Venture Property (3)          311              97%            5,059             16.71            4%            9%
                                  -----            -----         --------            ------          ----          ----
              Total               8,293              90%         $ 56,169            $ 7.82          100%          100%
                                  =====            =====         ========            ======          ====          ====

Notes:

(1) Base rents do not include percentage rents, additional rents for property expense reimbursements, nor contractual rent escalations due after December 31, 2001.

(2)  The Company currently has two ongoing redevelopment projects.

(3)  The Company has a 49% investment in this property.


MULTI-FAMILY PROPERTIES

The Company owns three multi-family properties located in the Mid-Atlantic and Midwest regions. The properties average 491 units and as of December 31, 2001, had an average occupancy rate of 89%. The following sets forth more specific information with respect to each of the Company's multi-family properties at December 31, 2001:

                Multi-family                                                   Ownership
                  Property                        Location     Year Acquired    Interest       Units       % Occupied
------------------------------------------------------------------------------------------------------------------------
Missouri
    Gate House, Holiday House, Tiger Village      Columbia          1998           Fee          592             94%
          Colony Apartments                       Columbia          1998           Fee          282             94%
North Carolina
          Village Apartments                      Winston Salem     1998           Fee          600             82%
                                                                                              -----             ---
                                                                    Totals                    1,474             89%
                                                                                              =====             ===

ITEM 3. LEGAL PROCEEDINGS

On July 30, 2001, the Company filed a lawsuit in Superior Court of New Jersey Law Division: Bergen County against The Great Atlantic & Pacific Tea Company (A&P). The complaint alleges A&P defaulted under its lease at the Elmwood Park Shopping Center by failing to accept delivery of its site at the center. During 2001, the Company completed all required sitework and also complied with all other requirements of the lease in delivering the pad site to A&P. The Company believed A&P wrongfully refused acceptance of the site and sought to have the Court declare the lease in default, terminate the lease and accelerate the rent that totaled approximately $24.4 million over the 20 year lease term. The case was settled during 2002, the terms of which are subject to a confidentiality agreement. The payment received by the Company will be reflected in the financial statements for the quarter ended March 31, 2002.

On December 31, 1998, the Company and Jack Wertheimer, a former President of the Company, settled certain litigation filed by Mr. Wertheimer in connection with his termination of employment and entered into an agreement whereby the Company paid Mr. Wertheimer $1.0 million on December 31, 1998 and $900,000 on April 1, 1999, and agreed to pay him five annual payments of $200,000 commencing January 10, 2000, the first of which was paid on such date. In March 2002, the Company paid Mr. Wertheimer $388,000 in satisfaction of all remaining payments owed.

The Company is involved in other various matters of litigation arising in the normal course of business. While the Company is unable to predict with certainty the amounts involved, the Company's management and counsel are of the opinion that, when such litigation is resolved, the Company's resulting liability, if any, will not have a significant effect on the Company's consolidated financial position or results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of 2001.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
        MATTERS

(a) Market Information

The following table shows, for the period indicated, the high and low sales price for the Common Shares as reported on the New York Stock Exchange, and cash dividends paid during the two years ended December 31, 2001 and 2000.
                                                                    Dividend
 Quarter Ended                   High                 Low          Per Share
 -------------                   ----                 ---          ---------

     2001
March 31, 2001                  6.86                  5.75          $ 0.12
June 30, 2001                   7.00                  6.05            0.12
September 30, 2001              7.05                  5.91            0.12
December 31, 2001               6.55                  6.11            0.12

     2000
March 31, 2000                  5.4375                4.8125        $ 0.12
June 30, 2000                   6.00                  5.1875          0.12
September 30, 2000              6.1875                5.75            0.12
December 31, 2000               6.125                 5.625           0.12

At March 26, 2002, there were 249 holders of record of the Company's Common Shares.

(b) Dividends

The Company has determined that 79% and 21% of the total dividends distributed to shareholders in 2001 represented ordinary income and long-term capital gain, respectively. The Company's cash flow is affected by a number of factors, including the revenues received from rental properties, the operating expenses of the Company, the interest expense on its borrowings, the ability of lessees to meet their obligations to the Company and unanticipated capital expenditures. Future dividends paid by the Company will be at the discretion of the Trustees and will depend on the actual cash flows of the Company, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Trustees deem relevant.


ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth, on a historical basis, selected financial data for the Company. This information should be read in conjunction with the audited consolidated financial statements of the Company and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this Annual Report on Form 10-K.

                                                                             Years ended December 31,
                                            -----------------------------------------------------------------------------------
                                                2001            2000               1999            1998(1)               1997
                                            -----------------------------------------------------------------------------------
OPERATING DATA:
Revenues                                     $  85,460     $   96,758         $   92,709        $   59,771           $  44,498
                                            -----------------------------------------------------------------------------------
Operating expenses                              37,163         39,723             38,483            28,485              17,055
Interest expense                                18,589         25,163             23,314            18,302              15,444
Depreciation and amortization                   19,478         20,460             19,887            15,795              13,768
Non-recurring charges (2)                            -              -                  -             2,249                   -
Impairment of real estate                       15,886              -                  -            11,560                   -
Equity in earnings of unconsolidated
   partnerships                                    504            645                584               256                   -
                                            -----------------------------------------------------------------------------------
(Loss) income before minority interest,
   gain (loss) on sale, extraordinary item
   and cumulative effect of change in
   accounting principle                         (5,152)        12,057             11,609           (16,364)             (1,769)
Minority interest                               (2,491)        (5,892)            (3,130)            3,348                 217
Gain (loss) on sale of properties               17,734         13,742             (1,284)             (175)                (12)
Extraordinary item - loss on early
   extinguishment of debt                         (140)             -                  -              (707)                  -
Cumulative effect of change in accounting
   principle                                      (149)             -                  -                 -                   -
                                            -----------------------------------------------------------------------------------
Net income (loss)                            $   9,802     $   19,907         $    7,195        $  (13,898)          $  (1,564)
                                            ===================================================================================

Income (loss) per Common Share before
   extraordinary items and cumulative
   effect of change in accounting principle
   - basic and diluted                       $    0.37     $     0.75         $     0.28        $    (0.86)          $   (0.18)
                                            ===================================================================================
Net income (loss) per Common Share
   - basic and diluted                       $    0.35     $     0.75         $     0.28        $    (0.91)          $   (0.18)
                                            ===================================================================================
Weighted average number of Common
   Shares outstanding
   - basic                                  28,313,070     26,437,265         25,708,787        15,205,962           8,551,930
   - diluted (3)                            28,313,070     26,437,265         25,708,787        15,205,962           8,551,930
                                            ===================================================================================
BALANCE SHEET DATA:
   Real estate before accumulated
     depreciation                            $ 414,813     $  514,139         $  569,521        $  551,249           $ 311,688
   Total assets                                493,939        523,611            570,803           528,512             254,500
   Total mortgage indebtedness                 261,607        277,112            326,651           277,561             183,943
   Minority interest - Operating
      Partnership                               37,387         48,959             74,462            79,344               9,244
   Total equity                                179,098        179,317            152,487           154,591              48,800

OTHER:
   Funds from Operations (4)                 $  29,513     $   31,789         $   31,160        $   10,352           $  11,224
   Cash flows provided by (used in):
     Operating activities                       31,038         32,573             25,886             7,459               8,934
     Investing activities                       21,407          8,249            (19,930)          (24,822)            (10,475)
     Financing activities                      (40,474)       (53,995)            14,201            31,259              (1,084)

Notes:

(1) Activity for the year ended December 31, 1998 includes the operations of the properties acquired in the RDC Transaction from August 12, 1998 through December 31, 1998.

(2) Non-recurring charges represent expenses incurred in 1998 related to the RDC Transaction, including payments made to certain officers and key employees pursuant to change in control provisions of employment contracts, severance paid to the former CEO, retention bonuses for certain employees and transaction-related consulting and professional fees.

(3) For 2001 through 1997, the weighted average number of shares outstanding on a diluted basis is not presented as the inclusion of additional shares is anti-dilutive.

(4) The Company considers funds from operations (FFO) as defined by the National Association of Real Estate Investment Trusts (NAREIT) to be an appropriate supplemental disclosure of operating performance for an equity REIT due to its widespread acceptance and use within the REIT and analyst communities. FFO is presented to assist investors in analyzing the performance of the Company. However, the Company's method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO does not represent cash generated from operations as defined by accounting principles generally accepted in the United States (GAAP) and is not indicative of cash available to fund all cash needs, including distributions. It should not be considered as an alternative to net income for the purpose of evaluating the Company's performance or to cash flows as a measure of liquidity. NAREIT defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Effective January 1, 2000, NAREIT clarified the definition of FFO to include non-recurring events except those that are defined as extraordinary items under GAAP. FFO for the years ended December 31, 1998 and 1997 have been restated above to conform to this clarification. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Funds from Operations for the reconciliation of net income to FFO.


ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements of the Company (including the related notes thereto) appearing elsewhere in this Annual Report on Form 10K. Certain statements contained in this report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, which will, among other things, affect demand for rental space, the availability and creditworthiness of prospective tenants, lease rents and the availability of financing; adverse changes in the Company's real estate markets, including, among other things, competition with other companies; risks of real estate development and acquisition; governmental actions and initiatives; and environmental/safety requirements.

RESULTS OF OPERATIONS

Comparison of the year ended December 31, 2001 (2001) to the year ended December 31, 2000 (2000)
--------------------------------------------------------------------------------

Total revenues decreased $11.3 million, or 12%, to $85.5 million for 2001 compared to $96.8 million for 2000.

Minimum rents decreased $7.1 million, or 10%, to $67.0 million for 2001 compared to $74.1 million for 2000. Of this decrease, $8.0 million was due to the loss of rents following the sale of the Northwood Centre (December 2000), Marley Run Apartments (May 2001), Wesmark Plaza (August 2001), Tioga West (October 2001) and Glen Oaks Apartments (December 2001) (collectively, Property Dispositions). Partially offsetting these decreases was an increase in rents from retenanting activities and rent step-ups for existing tenants throughout the balance of the portfolio during 2000 and 2001.

Percentage rents decreased $718,000, or 24%, to $2.3 million for 2001 compared to $3.0 million for 2000. This decrease was primarily attributable to Property Dispositions and certain tenants paying percentage rent in lieu of minimum rent in 2000 pursuant to anchor co-tenancy lease provisions. These tenants have reverted to paying full minimum rent in 2001. Additionally, certain tenant bankruptcies contributed to lower percentage rent income in 2001.

In total, expense reimbursements decreased $462,000, or 3%, from $14.2 million for 2000 to $13.8 million for 2001. Common area maintenance (CAM) expense reimbursements decreased $687,000, or 11%, from $6.0 million in 2000 to $5.3 million in 2001. This resulted primarily from a decrease in reimbursements following the planned termination of certain leases and the sale of 160,000 square feet of the main building at the Abington Towne Center in connection with its redevelopment commencing in 2000, and from Property Dispositions. Real estate tax reimbursements increased $225,000, which was primarily the result of general increases in real estate taxes experienced throughout the portfolio in 2001.

Other income decreased $3.0 million, or 56%, from $5.3 million in 2000 to $2.3 million in 2001. This was primarily the result of a decrease of $2.2 million in lease termination income (primarily at the Abington Towne Center), a $174,000 decrease in third-party management fees earned in 2001 following the cancellation of one management contract in November 2000 and Property Dispositions.

Total operating expenses increased $12.3 million, or 21%, to $72.5 million for 2001, from $60.2 million for 2000. Excluding charges of $15.9 million for the impairment of real estate, total operating expenses decreased $3.6 million, or 6% for 2001.

Property operating expenses decreased $2.8 million, or 12%, to $20.4 million for 2001 compared to $23.2 million for 2000. This decrease resulted primarily from Property Dispositions, a decrease in non-recurring repairs and maintenance expense experienced throughout the portfolio and a reduction in estimated property liability claims related to prior year policies. These decreases were partially offset by higher payroll costs and an increase in bad debt expense in 2001.

Real estate taxes decreased $259,000, or 2%, from $11.5 million in 2000 to $11.2 million in 2001. This net decrease was the result of a decrease in taxes following Property Dispositions and the partial sale at the Abington Towne Center as discussed above, offset by higher real estate taxes experienced generally throughout the portfolio in 2001.

General and administrative expense increased $499,000, or 10%, from $5.1 million for 2000 to $5.6 million for 2001, which was primarily attributable to an increase in third-party professional fees in 2001.

Depreciation and amortization decreased $982,000, or 5%, from $20.5 million for 2000 to $19.5 million for 2001. Depreciation expense decreased $907,000. This was a result of a $1.5 million decrease related to Property Dispositions, offset against additional depreciation expense related to capitalized tenant installation costs incurred during 2000 and 2001. Amortization expense decreased $75,000, which was primarily the result of a decrease in amortization of loan costs following certain loan payoffs during 2000 and 2001.

Impairment of real estate of $15.9 million in 2001 was due to the write-down of two properties that were held for sale as of December 31, 2001 to net realizable value as the anticipated sales proceeds (net of selling costs) were expected to be insufficient to recover the associated carrying value of the property. One of these properties, for which the Company recorded a $14.8 million impairment loss, was sold subsequent to December 31, 2001.

Interest expense of $18.6 million for 2001 decreased $6.6 million, or 26%, from $25.2 million for 2000. Of the decrease, $3.6 million was due to a lower average interest rate on the portfolio mortgage debt and $3.1 million was attributable to lower average outstanding borrowings following certain loan payoffs, primarily as a result of Property Dispositions, during 2000 and 2001.

The $149,000 cumulative effect of change in accounting principle was a result of the adoption of SFAS No. 133, whereby the Company recorded a transition adjustment related to the January 1, 2001 valuation of two LIBOR caps.

The $140,000 extraordinary loss in 2001 was a result of the write-off of deferred financing fees as a result of the early repayment of the related debt.

Comparison of the year ended December 31, 2000 (2000) to the year ended December 31, 1999 (1999)
--------------------------------------------------------------------------------

Total revenues increased $4.1 million, or 4%, to $96.8 million for 2000 compared to $92.7 million for 1999.

Minimum rents increased $1.2 million, or 2%, to $74.2 million for 2000 compared to $73.0 million for 1999. Of this increase, $2.0 million was attributable to the redevelopment of 239 Greenwich Avenue and re-anchoring of the Ledgewood Mall (the 1999 Redevelopments). Additionally, the full year effect in 2000 of the acquisition of the Mad River Shopping Center in February 1999, the Gateway Shopping Center in May 1999 and the Pacesetter Park Shopping Center in November 1999 (the 1999 Acquisitions) resulted in an increase of $1.3 million. These increases were partially offset by $1.4 million of non-recurring income received in 1999 related to two settlements with former tenants and a $1.0 million decrease in rents resulting from the planned termination of various tenant leases at the Abington Towne Center as part of the redevelopment and partial sale of the center.

Expense reimbursements increased $444,000, or 3%, from $13.8 million for 1999 to $14.2 million for 2000. An increase in real estate tax reimbursements of $601,000 was primarily the result of the 1999 Acquisitions and 1999 Redevelopments. This was partially offset by a $157,000 decrease in common area maintenance (CAM) expense reimbursements. This net decrease in CAM reimbursements was primarily a result of a $379,000 decrease in reimbursements following the termination of tenant leases in connection with the redevelopment of the Abington Towne Center, partially offset against an increase in reimbursements related to the 1999 Acquisitions.

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


Funds from Operations

The Company considers funds from operations (FFO) as defined by the National Association of Real Estate Investment Trusts (NAREIT) to be an appropriate supplemental disclosure of operating performance for an equity REIT due to its widespread acceptance and use within the REIT and analyst communities. FFO is presented to assist investors in analyzing the performance of the Company. However, the Company's method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO does not represent cash generated from operations as defined by accounting principles generally accepted in the United States (GAAP) and is not indicative of cash available to fund all cash needs, including distributions. It should not be considered as an alternative to net income for the purpose of evaluating the Company's performance or to cash flows as a measure of liquidity.

NAREIT defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Effective January 1, 2000, NAREIT clarified the definition of FFO to include non-recurring events except those that are defined as extraordinary items under GAAP. The reconciliation of net income to FFO for the years ended December 31, 2001, 2000, 1999, 1998 and 1997 is as follows:

          Reconciliation of Net Income (Loss) to Funds from Operations

                                                             For the Years Ended December 31,
                                                   2001        2000        1999       1998(a)    1997(a)
                                                 --------    --------    --------   ---------    --------
Net income (loss)                                $ 9,802     $19,907     $ 7,195    $(13,898)   $(1,564)
Depreciation of real estate and
  amortization of leasing costs:
   Wholly owned and consolidated partnerships     18,422      19,325      18,949      14,925     12,993
   Unconsolidated partnerships                       627         625         626         231         --
Income (loss) attributable to minority
  interest (b)                                     2,221       5,674       3,106      (3,348)      (217)
(Gain)loss on sale of properties                 (17,734)    (13,742)      1,284         175         12
Impairment of real estate                         15,886          --          --      11,560         --
Extraordinary item - loss on extinguishment
  of debt                                            140          --          --         707         --
Cumulative effect of change in accounting
  Principle                                          149          --          --          --         --
                                                --------     -------     -------     -------    -------
Funds from operations                            $29,513     $31,789     $31,160     $10,352    $11,224
                                                ========     =======     =======     =======    =======

Notes:

(a) Effective January 1, 2000, NAREIT clarified the definition of FFO to include non-recurring events except those that are defined as extraordinary items under GAAP. FFO for the years ended December 31, 1998 and 1997 have been restated above to conform to this clarification.

(b)  Does not include distributions paid to Preferred OP Unitholders.


LIQUIDITY AND CAPITAL RESOURCES

Uses of Liquidity
-----------------

The Company's principal uses of its liquidity are expected to be for distributions to its shareholders and OP unitholders, debt service and loan repayments, and property investment which includes funding of its joint venture commitments, acquisition, redevelopment, expansion and retenanting activities. In order to qualify as a REIT for Federal income tax purposes, the Company must currently distribute at least 90% of its taxable income to its shareholders. On December 14, 2001, the Board of Trustees of the Company approved and declared a cash quarterly dividend for the quarter ended December 31, 2001 of $0.12 per Common Share and Common OP Unit. The dividend was paid on January 15, 2002 to the shareholders of record as of December 31, 2001. The Board of Trustees also approved a distribution of $22.50 per Preferred OP Unit, which was paid on January 15, 2001.

Acadia Strategic Opportunity Fund, LP

As discussed in Item 1, Business - Recent Developments, the Company has commited $20 million to a new joint venture formed with four of its institutional shareholder for the purpose of acquiring additional community and neighborhood shopping centers.

Property Redevelopment and Expansion

The Company's redevelopment program focuses on selecting well-located neighborhood and community shopping centers and creating significant value through retenanting and property redevelopment. At the onset of 2001, the Company had four properties under redevelopment. Two of these projects were completed during 2001 as follows:

Abington Towne Center - The Company completed the redevelopment of this previously enclosed multi-level mall located in the Philadelphia suburb of Abington, Pennsylvania. In December 2000, the Company sold approximately 160,000 square feet representing the top two floors and the rear portion of the ground level and the related parking area to the Target Corporation (Target) for $11.5 million. Target completed the construction of its store and opened for business in September 2001. The Company has de-malled the balance of the center consisting of approximately 46,000 square feet of the main building and 14,000 square feet of store space in outparcel buildings, which it continues to own and operate. An existing anchor, T.J. Maxx, was relocated to a 27,000 square foot space in the Company's portion of the main building and reopened for business during 2000. Costs for this project totaled approximately $3.5 million, net of amounts reimbursed by Target.

Methuen Shopping Center - This center, located in Methuen, Massachusetts (part of the Boston metropolitan statistical area) was formerly anchored by a Caldor department store. The Company acquired this lease out of bankruptcy and reanchored the center with an 89,000 square foot Wal*Mart which opened its store in October 2001. Costs incurred for this project were approximately $800,000.

The Company currently has two redevelopment projects currently in progress as follows:

Elmwood Park Shopping Center - During 2001, the Company continued with the redevelopment of this center located in Elmwood Park, New Jersey, approximately ten miles west of New York City. The redevelopment consists of reanchoring, renovating and expanding the existing 125,000 square foot shopping center by 30,000 square feet. The new anchor, a 49,000 square foot free-standing Pathmark supermarket, will replace the former undersized (28,000 square feet) in-line Grand Union supermarket when completed. The project also includes the expansion of an existing Walgreens drug store. As of December 31, 2001, costs incurred on this project totaled $4.1 million. The Company expects remaining redevelopment costs of approximately $3.3 million, net of reimbursements from tenants, to complete this project in 2002. In addition, the Company is obligated, in connection with the RDC Transaction, to issue Common OP Units equal to up to $2.8 million upon the supermarket rent commencement at this project.

Gateway Shopping Center - The redevelopment of the Gateway Shopping Center, a partially enclosed mall located in South Burlington, Vermont, includes the demolition of 90% of the property and the construction of a new anchor supermarket. Following the bankruptcy of Grand Union, the lease was assigned to and assumed by Shaw's Supermarkets. During October 2001, the Company executed a new lease with Shaw's Supermarkets for the construction of a new 72,000 square foot supermarket. This will replace the 32,000 square foot store formerly occupied by Grand Union. Total costs to date for this project, including the original acquisition costs, are $8.2 million. The Company estimates $9.2 million of remaining costs to complete this redevelopment.

Additionally, the Company currently estimates that capital outlays of approximately $3.0 to $5.0 million will be required for tenant improvements, related renovations and other property improvements related to executed leases.

Share Repurchase Plan

The Company's repurchase of its Common Shares is an additional use of liquidity. In January 2001, the Board of Trustees of the Company approved a continuation and expansion of the Company's existing stock repurchase program. Management is authorized, at its discretion, to repurchase up to an additional $10.0 million of the Company's outstanding Common Shares. Through March 22, 2002, the Company had repurchased 1,928,432 (net of 123,173 shares reissued) at a total cost of $11.6 million under the expanded share repurchase program which allows for the repurchase of up to $20.0 million of the Company's outstanding Common Shares. The program may be discontinued or extended at any time and there is no assurance that the Company will purchase the full amount authorized. As previously discussed in Item 1, Business - Recent Developments, in February 2002, the Company also conducted a Tender Offer whereby it purchased 4,136,321 Common Shares and 1,387,653 Common OP Units for a total of $33.4 million.


Sources of Liquidity
--------------------

The Company intends on using its newly formed joint venture as the primary vehicle for future acquisitions. Sources of capital for funding the Company's joint venture commitment, other property acquisitions, redevelopment, expansion and retenanting, as well as future repurchase of Common Shares are expected to be obtained primarily from cash on hand, additional debt financings and sales of existing properties. As of December 31, 2001, the Company had cash on hand of $34.1 million as well as a $34.8 million note receivable which was collected in full during January 2002. In February 2002, $33.4 million of the Company's working capital was utilized to fund the Tender Offer. As of December 31, 2001, the Company had a total of approximately $28.0 million of additional capacity with four lenders, of which the Company is required to draw $7.7 million by June 2002 and an additional $9.4 million by December 2002, or forego the ability to draw these funds at any time during the remaining term of the loans. Of the remaining capacity, approximately $4.0 million is subject to additional leasing requirements at the collateral properties and certain lender requirements. The Company also has seven properties that are currently unencumbered and therefore available as potential collateral for future borrowings. The Company anticipates that cash flow from operating activities will continue to provide adequate capital for all debt service payments, recurring capital expenditures and REIT distribution requirements.

Financing and Debt

At December 31, 2001, mortgage notes payable aggregated $261.6 million and were collateralized by 45 properties and related tenant leases. Interest on the Company's mortgage indebtedness ranged from 3.5% to 9.9% with maturities that ranged from March 2002 to November 2021. Of the total outstanding debt, $105.6 million, or 40%, was carried at fixed interest rates with a weighted average of 8.5%, and $156.0 million, or 60%, was carried at variable rates with a weighted average of 3.9%. Taking into effect $50.0 million of notional principal under variable to fixed-rate swap agreements, $155.6 million of the portfolio, or 59% was fixed at a 7.8% weighted average interest rate. Of the total outstanding debt, $70.3 million will become due by 2003, with scheduled maturities of $46.7 million at a weighted average interest rate of 5.0% in 2002, and $23.6 million with a weighted average interest rate of 4.1% in 2003. As the Company does not anticipate having sufficient cash on hand to repay such indebtedness, it will need to refinance this indebtedness or select other alternatives based on market conditions at that time. See the notes to the consolidated financial statements for additional detail related to the Company's mortgage debt.

The Company owns a 49% interest in each of the Crossroads Joint Venture and Crossroads II Joint Venture (collectively, Crossroads), which collectively own a 311,000 square foot shopping center. The Company accounts for its investment in Crossroads using the equity method of accounting as it has a non-controlling investment in Crossroads, but exercises significant influence. As such, the Company's financial statements reflect its share of income from, but not the assets and liabilities of Crossroads. The Company's effective pro-rata share of Crossroads mortgage debt as of December 31, 2001 was $16.7 million. Interest on the debt, which matures in October 2007, has been effectively fixed at 7.2% through variable to fixed-rate swap agreements. The Company's effective pro-rata share of debt from Acadia Strategic Opportunity Fund, LP, which has not yet acquired any property and as such currently has no debt, will be approximately 22% of any future outstanding debt.

The Company currently has one outstanding letter of credit for $2.0 million, from which no amounts have been drawn against, related to the completion of certain work at one of its properties currently under redevelopment.

The following summarizes the financing and refinancing transactions since December 31, 2000:

On December 28, 2001, the Company closed on a $23.0 million loan with a bank. As of December 31, 2001, $12.4 million was funded under the loan. The Company is required to draw an additional $7.7 million within six months following the closing of the loan, or forego the ability to draw these funds at any time during the remaining term of the loan. The availability of the remaining $3.0 million is subject to achieving additional leasing requirements at the collateral properties. The debt, which is secured by three of the Company's properties, requires the monthly payment of interest at the rate of LIBOR plus 175 basis points and principal amortized over 25 years and matures January 1, 2007. As of December 31, 2001, the funded loan proceeds were available for working capital purposes.

On December 21, 2001, the Company closed on a $26.0 million loan with a bank. As of December 31, 2001, $16.0 million was funded under the loan. The remaining balance, less environmental and engineering holdbacks of approximately $600,000 must be drawn within one year from the loan closing, or the Company foregoes the ability to draw these funds at any time during the remaining term of the loan. The debt, which is secured by two of the Company's properties, requires the monthly payment of interest at the rate of LIBOR plus 185 basis points and principal amortized over 25 years and matures January 1, 2007. Approximately $16.0 million, or two-thirds of the loan amount, must be swapped to fixed rate within a year. As of December 31, 2001, the funded loan proceeds were available for working capital purposes.

On December 21, 2001, the Company repaid $17.6 million of outstanding debt related to the sale of the Glen Oaks Apartments.

During August and September of 2001, the Company completed two interest rate swap transactions to hedge the Company's exposure to changes in interest rates with respect to $50.0 million of LIBOR based variable rate debt. The first swap agreement, which extends through April 1, 2005, provides for a fixed all-in rate of 6.55% on $30.0 million of notional principal. The second swap agreement, which extends through October 1, 2006, provides for a fixed all-in rate of 6.28% on $20.0 million of notional principal.

On May 15, 2001 the Company repaid $14.1 million of outstanding debt with a bank related to the sale of the Marley Run Apartments.

On April 10, 2001 the Company repaid $3.5 million of outstanding debt under a revolving credit facility with a bank. Following this repayment, the Company had no outstanding balance under this facility, which provides for total borrowings of up to $7.4 million and matures in August 2003.

On March 30, 2001, the Company fully repaid $9.9 million of outstanding debt with a bank that was collateralized by one of the Company's properties.

On March 29, 2001, the Company borrowed an additional $23.0 million under an existing $59.0 million secured financing line with a bank.

On January 8, 2001, the Company partially repaid $10.1 million of a fixed-rate mortgage debt, which was secured by two of the Company's properties. On March 30, 2001, the remaining outstanding debt of $7.9 million with this lender was fully repaid.

Asset Sales

Asset sales are an additional source of liquidity for the Company. Five assets were sold during 2001 and January 2002 as follows (dollar amounts in millions):

Property                        Type                                     Sales Price  Net Proceeds
--------                        ----                                     -----------  ------------
Marley Run Apartments           Apartment complex - 336 Units            $27.4        $12.8
Glen Oaks Apartments            Apartment complex - 463 Units            $35.1        $15.2
Wesmark Plaza                   Shopping Center - 207,000 square feet    $5.7         $5.5
Tioga West                      Shopping Center - 122,000 square feet    $3.2         $3.1
Union Plaza (Sold in 2002)      Shopping Center - 218,000 square feet    $4.8         $4.2(1)

(1) $3.6 million of this represents a note from the buyer

Additionally, in November 2001, the Company entered into a contract to sell the remaining portion of its non-core portfolio to a single buyer. The portfolio consists of 17 retail properties that in the aggregate contain approximately 2.3 million square feet; ten are located in Pennsylvania and seven in various southeastern states ranging from Virginia to Florida. The portfolio is being sold subject to a fixed-rate, cross-collateralized and securitized loan, and the contract is conditioned upon obtaining the lender's consent permitting the buyer to assume the loan as well as other customary conditions to closing and, as such, the completion of this transaction cannot be assured.


HISTORICAL CASH FLOW

Cash and cash equivalents were $34.1 million and $22.2 million at December 31, 2001 and 2000, respectively. The increase of $11.9 million was a result of the following increases and decreases in cash flows:

                                               Years Ended December 31,
                                               2001              2000            Variance
                                                             (In Millions)
Net Cash Provided by Operating Activities      $31.0            $32.6             $(1.6)
Net Cash Provided by Investing Activities       21.4              8.2              13.2
Net Cash Used in Financing Activities          (40.5)           (54.0)             13.5

The variance in net cash provided by operating activities resulted from a decrease of $1.6 million in operating income before non-cash expenses in 2001 offset by a net increase in cash provided by changes in operating assets and liabilities of $91,000.

The variance in net cash provided by investing activities was primarily the result of an increase in net sales proceeds of $9.3 million received in 2001 and a decrease of $3.9 million in expenditures for real estate acquisitions, development and tenant installation in 2001.

The decrease in net cash used in financing activities resulted primarily from $58.7 of additional cash used in 2000 for the repayment of debt and $5.7 million of additional cash used in 2000 for the repurchase of Common Shares. This was partially offset by a decrease of $46.7 million in cash provided by additional borrowings and $5.1 million of cash used for the redemption of OP Units in 2001.


CRITICAL ACCOUNTING POLICIES

Management's discussion and analysis of financial condition and results of operations is based upon the Company's consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses. The Company bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its significant judgements and estimates used in the preparation of its consolidated financial statements.

Valuation of Property Held for Use and Sale

On a quarterly basis, the Company reviews the carrying value of both properties held for use and for sale. The Company records impairment losses and reduces the carrying value of properties when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases where the Company does not expect to recover its carrying costs on properties held for use, the Company reduces its carrying cost to fair value, and for properties held for sale, the Company reduces its carrying value to the fair value less costs to sell. For the year ended December 31, 2001, an impairment loss of $14.8 million was recognized related to a property sold subsequent to December 31, 2001. Additionally, an impairment loss of $1.1 million was recognized related to a shopping center that was held for sale as of December 31, 2001. Management does not believe that the value of the remaining properties held for sale or properties in use are impaired as of December 31, 2001.

Bad Debts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make payments on arrearages in billed rents, as well as the likelihood that tenants will not have the ability to make payment on unbilled rents including estimated expense recoveries and straight-line rent. As of December 31, 2001, the Company had recorded an allowance for doubtful accounts of $2.4 million. If the financial condition of the Company's tenants were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 requires the purchase method to be used for business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead reviewed for impairment, when the statement is required to be adopted on January 1, 2002. The adoption of these statements is not expected to have a material impact on the financial position or results of operations of the Company.

In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations", which addresses the financial accounting and reporting for asset retirement costs and related obligations and is effective for fiscal years beginning after June 15, 2002. The adoption of this statement is not expected to have a material impact on the financial position or results of operations of the Company.

In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment and Disposal of Long-Lived Assets", which supercedes SFAS No. 121, "Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to be Disposed Of". It also supercedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and measurement of long-lived assets to be disposed of by sale, but broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. The statement is effective for fiscal years beginning after December 15, 2001. The adoption of this statement is not expected to have a material impact on the financial position or results of operations of the Company.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary market risk exposure is to changes in interest rates related to the Company's mortgage debt. See the consolidated financial statements and notes thereto included in this Annual Report on Form 10-K for certain quantitative details related to the Company's mortgage debt.

Currently, the Company manages its exposure to fluctuations in interest rates primarily through the use of fixed-rate debt, interest rate swap agreements and LIBOR caps. As of December 31, 2001, the Company had total mortgage debt of $261.6 million of which $105.6 million, or 40%, was fixed-rate and $156.0 million, or 60%, was variable-rate based upon LIBOR plus certain spreads. During 2001, the Company completed two interest rate swap transactions to hedge the Company's exposure to changes in interest rates with respect to $50.0 million of LIBOR based variable rate debt, effectively increasing the fixed-rate portion of its total outstanding debt as of December 31, 2001 to 59%. In addition, $23.6 million of notional variable-rate principal is hedged through the use of LIBOR caps as of December 31, 2001. The Company also has two interest rate swaps hedging the Company's exposure to changes in interest rates with respect to $16.7 million of LIBOR based variable rate debt related to its investment in Crossroads.

Of the Company's total outstanding debt, $70.3 million will become due by 2003. As the Company intends on refinancing some or all of such debt at the then-existing market interest rates which may be greater than the current interest rate, the Company's interest expense would increase by approximately $703,000 annually if the interest rate on the refinanced debt increased by 100 basis points. Furthermore, interest expense on the Company's variable debt as of December 31, 2001 would increase by $1.1 million annually for a 100 basis point increase in interest rates. The Company may seek additional variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, the Company would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data listed in items 14(a)(1) and 14(a)(2) hereof are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

This item is incorporated by reference from the definitive proxy statement for the Annual Meeting of Shareholders presently scheduled to be held on May 16, 2002, to be filed pursuant to Regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION

This item is incorporated by reference from the definitive proxy statement for the Annual Meeting of Shareholders presently scheduled to be held on May 16, 2002, to be filed pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This item is incorporated by reference from the definitive proxy statement for the Annual Meeting of Shareholders presently scheduled to be held on May 16, 2002, to be filed pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This item is incorporated by reference from the definitive proxy statement for the Annual Meeting of Shareholders presently scheduled to be held on May 16, 2002, to be filed pursuant to Regulation 14A.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AMD REPORTS ON FORM 8-K

(a) Financial Statements - Form 10-K. The following consolidated financial Report Page information is included as a separate section of this annual report on Form 10-K

                               ACADIA REALTY TRUST



Report of Independent Auditors                                F-2
Consolidated Balance Sheets as of
December 31, 2001 and 2000                                    F-3
Consolidated Statements of Income
for the years ended December 31, 2001,
2000 and 1999                                                 F-4
Consolidated Statements of Shareholders'
Equity for the years ended December 31, 2001, 2000
and 1999                                                      F-5
Consolidated Statements of Cash Flows for
the years ended December 31, 2001, 2000
and 1999                                                      F-6
Notes to Consolidated Financial Statements                    F-7

Financial Statement Schedule
 Schedule III - Real Estate and Accumulated
 Depreciation                                                F-26

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule.

(b) Reports on Form 8-K filed during the quarter ended December 31, 2001

The following 8-K's were filed during the three months ended December 31, 2001:

     1) Form 8-K filed October 5, 2001 (earliest event September 28, 2001), reporting in Item 5, that the Company formed a new joint venture with four of its current institutional investors for the purposes of acquiring up to $300 million in real estate assets.

(c) Exhibits

Exhibit No.                   Description


3.1(a)         Declaration of Trust of the Company, as amended (1)

3.1(b)         Fourth Amendment to Declaration of Trust (2)

3.2            By-Laws of the Company (3)

10.1(a)        Agreement of Limited Partnership of the Operating Partnership (4)

10.1(b) First, Second and Third Amendments to the Agreement of Limited Partnership of the Operating Partnership (5)

10.1(c) Certificate of Designation of Series A Preferred Operating Partnership Units of Limited Partnership Interest of Acadia Realty Limited Partnership (6)

10.6(a)        1999 Share Option Plan (7)

10.14          Form of Registration Rights Agreement (8)

10.22(a) Indenture of Mortgage, Deed of Trust, Security Agreement, Financing Statement, Fixture Filing and Assignment of Leases, Rents and Security Deposits between the Company and Morgan Stanley Mortgage Capital, Inc. (9)

10.22(b) Mortgage Note between the Company and Morgan Stanley Mortgage Capital, Inc. (9)

10.22(c) First Amendment to the Indenture of Mortgage, Deed of Trust, Security Agreement, Financing Statement, Fixture Filing and Assignment of Lease, Rents and Security Deposits Between the Company and GMAC Commercial Mortgage Corporation (10)

10.24(a) Open-End Mortgage, Security Agreement, Future Filing, Financing Statement and Assignment of Leases and Rents between the Company and Anchor National Life Insurance Company (11)

10.24(b) Promissory Note between the Company and Anchor National Life Insurance Company (11)

10.30          Contribution and Share Purchase Agreement with RD Capital, Inc.
               (12)

10.31          Severance and Consulting Agreement For Marvin L. Slomowitz (5)

10.32          Settlement agreement between the Company and Jack Wertheimer (13)

10.33          Employment agreement between the Company and Ross Dworman (5)

10.34          Employment agreement between the Company and Kenneth F.
               Bernstein (5)

10.36 Secured Promissory Note between RD Absecon Associates, L.P. and Fleet Bank, N.A. dated February 8, 2000 (6)

10.37 Mortgage Note between RD Branch Associates, L.P. and North Fork Bank dated November 22, 1999 (6)

10.38 Promissory Note between 239 Greenwich Associates, L.P. and First Union National Bank dated December 16, 1999 (6)

10.39 Note and Mortgage Assumption Agreement between Acadia Mad River Property LLC and LaSalle National Bank for the benefit of Certificateholders of American Southwest Financial Securities Corporation, Commercial Mortgage Pass- Through Certificates, Series 1195-C1 Dated February 24, 1999 (6)

10.40 Mortgage Note Modification Agreement Between Heathcote Associates and Huntoon Hastings Capital Corp. dated May 5, 1999 (6)

10.41 Promissory Note between Merrillville Realty, L.P. and Sun America Life Insurance Company dated July 7, 1999 (6)

10.42          Mortgage and Note Modification Agreement between
               Pacesetter/Ramapo Associates and M&T Real Estate, Inc. (6)

10.43 Secured Promissory Note between Acadia Town Line, LLC and Fleet Bank, N.A. dated March 23, 1999 (6)

10.44 Promissory Note between RD Village Associates Limited Partnership and Sun America Life Insurance Company Dated September 21, 1999
               (6)

10.45 Sale-Purchase Agreement between Acadia Realty L.P. and Mark Northwood Associates L.P., seller, and UrbanAmerica, L.P., Buyer, dated June 14, 2000 (14)

10.46 Purchase Agreement between RD Abington Associates L.P. and Target Corporation dated June 29, 2000 (14)

10.47 Agreement to Sell and Purchase real estate between Mark Twelve Associates, L.P. and Lowes Home Centers, Inc. dated April 25, 2000 (14)

10.48 Amended and Restated Mortgage Note between Port Bay Associates, LLC and Fleet Bank, N.A. dated July 19, 2000 (14)

10.48.a Mortgage and Security Agreement between Port Bay Associates, LLC and Fleet Bank, N.A. dated July 19, 2000 (14)

10.49          Amended and Restated Promissory Note between Acadia Realty L.P.
               and Metropolitan Life Insurance Company for $25.2 million dated October 13, 2000 (14)

10.50          Amended and Restated Promissory Note between Acadia Realty L.P.
               and Metropolitan Life Insurance Company for $10.8 million dated October 13, 2000 (14)

10.50.a Amended and Restated Mortgage, Security Agreement and Fixture Filing between Acadia Realty L.P. and Metropolitan Life Insurance Company dated October 13, 2000 (14)

10.51 Term Loan Agreement between Acadia Realty L.P. and The Dime Savings Bank of New York, dated March 30, 2000 (14)

10.51a Mortgage Agreement between Acadia Realty L.P. and The Dime Savings Bank of New York, dated March 30, 2000 (14)

10.52 Promissory Note between RD Whitegate Associates, L.P. and Bank of America, N.A. Dated December 22, 2000 (14)

10.53 Promissory Note between RD Columbia Associates, L.P. and Bank of America, N.A. Dated December 22, 2000 (14)

10.54 Term Loan Agreement dated as of December 28, 2001, among Fleet National Bank and RD Branch Associates, L.P., et al (15)

10.55 Term Loan Agreement dated as of December 21, 2001,among RD Woonsocket Associates Limited Partnership,et al. and The Dime Savings Bank of New York, FSB(15)

10.56 Severance Agreement between the Company and Joel Braun, Sr. Vice President, dated April 6, 2001 (15)

10.57          Severance Agreement between the Company and Joseph Hogan, Sr.
               Vice President, dated April 6, 2001 (15)

10.58          Severance Agreement between the Company and Perry Kamerman, Sr.
               Vice President dated April 6, 2001 (15)

10.59 Severance Agreement between the Company and Tim Bruce, Sr. Vice President dated January 2001 (15)


21             List of Subsidiaries of Acadia Realty Trust (15)

23             Consent of Independent Auditors to Form S-3 and Form S-8 (15)

Notes:

(1) Incorporated by reference to the copy thereof filed as an exhibit to the Company's Form 10-K filed for the fiscal Year ended December 31, 1994

(2) Incorporated by reference to the copy thereof filed as an Exhibit to Company's Form 10-Q filed for the quarter ended September 30, 1998

(3) Incorporated by reference to the copy thereof filed as an exhibit to the Company's Form S-11 (File No.33-60008) (Form S-11)

(4) Incorporated by reference to the copy thereof filed as an exhibit to Amendment No. 3 to the Company's Form S-11

(5) Incorporated by reference to the copy thereof filed as an exhibit to the Company's Form10-K filed for the fiscal year ended December 31, 1998

(6) Incorporated by reference to the copy thereof filed as an exhibit to the Company's Form10-K filed for the fiscal year ended December 31, 1999

(7) Incorporated by reference to the copy thereof filed as an exhibit to the Company's Form S-8 filed September 28, 1999

(8) Incorporated by reference to the copy thereof filed as an exhibit to Amendment No. 4 to the Company's Form S-11

(9) Incorporated by reference to the copy thereof filed as an exhibit to the Company's Form 10-Q filed for the quarter ended September 30, 1996

(10) Incorporated by reference to the copy thereof filed as an exhibit to the Company's Form 10-Q filed for the quarter ended September 30, 1998

(11) Incorporated by reference to the copy thereof filed as an exhibit to the Company's Form 10-K filed for the fiscal year ended December 31, 1996

(12) Incorporated by reference to the copy thereof filed as an exhibit to the Company's Form 8-K filed on April 20, 1998

(13) Incorporated by reference to the copy thereof filed as an exhibit to the Company's Form 8-K filed on January 5, 1999

(14) Incorporated by reference to the copy thereof filed as an exhibit to the Company's Form 10-K filed for the fiscal year ended December 31, 2000

(15) Filed herewith

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                               ACADIA REALTY TRUST
                                  (Registrant)


By:

    /s/ Perry Kamerman
        Sr. Vice President and
        Chief Financial Officer

Dated: March 26, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                     Title                              Date
---------                     -----                              ----

/s/Kenneth F.Bernstein        Chief Executive Officer,           March 26, 2002
-------------------------     President and Trustee
(Kenneth F.Bernstein)         (Principal Executive Officer)



/s/Perry Kamerman             Senior Vice President              March 26, 2002
-------------------------     and Chief Financial Officer
(Perry Kamerman)              (Principal Financial and
                              Accounting Officer)


/s/Ross Dworman               Chairman and Trustee               March 26, 2002
-------------------------
(Ross Dworman)


/s/Martin L. Edelman          Trustee                            March 26, 2002
-------------------------
(Martin L. Edelman, Esq.)


/s/Marvin J. Levine           Trustee                            March 26, 2002
-------------------------
(Marvin J. Levine, Esq)


/s/Lawrence J. Longua         Trustee                            March 26, 2002
-------------------------
(Lawrence J. Longua)


/s/Gregory A. White           Trustee                            March 26, 2002
-------------------------
(Gregory A. white)


/s/Lee S. Wielansky           Trustee                            March 26, 2002
-------------------------
(Lee S. Wielansky)

                                 EXHIBIT INDEX

The following is an index to all exhibits filed with the Annual Report on Form 10-K other than those incorporated by reference herein:


Exhibit
Number            Description
-------           -----------

10.54 Term Loan Agreement dated as of December 28, 2001, among Fleet National Bank and RD Branch Associates, L.P., et al

10.55 Term Loan Agreement dated as of December 21, 2001,among RD Woonsocket Associates Limited Partnership,et al. and The Dime Savings Bank of New York, FSB

10.56 Severance Agreement between the Company and Joel Braun, Sr. Vice President, dated April 6, 2001 (15)

10.57 Severance Agreement between the Company and Joseph Hogan, Sr. Vice President, dated April 6, 2001 (15)

10.58 Severance Agreement between the Company and Perry Kamerman, Sr. Vice President dated April 6, 2001 (15)

10.59 Severance Agreement between the Company and Tim Bruce, Sr. Vice President dated January 2001 (15)

21       List of Subsidiaries of Acadia Realty Trust

23       Consent of Independent Auditors to Form S-3 and Form S-8

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS



Report of Independent Auditors                                F-2

Consolidated Balance Sheets as of
December 31, 2001 and 2000                                    F-3

Consolidated Statements of Income
for the years ended December 31, 2001,
2000 and 1999                                                 F-4

Consolidated Statements of Shareholders'
Equity for the years ended December 31, 2001, 2000
and 1999                                                      F-5

Consolidated Statements of Cash Flows for
the years ended December 31, 2001, 2000
and 1999                                                      F-6

Notes to Consolidated Financial Statements                    F-7

Schedule III - Real Estate and Accumulated
Depreciation                                                  F-26

                         REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Trustees of
Acadia Realty Trust

We have audited the accompanying consolidated balance sheets of Acadia Realty Trust (a Maryland Trust) and subsidiaries (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Acadia Realty Trust and subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                  /s/ ERNST & YOUNG LLP

New York, New York
February 22, 2002

Part I. Financial Information
Item 1. Financial Statements

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)


                                                           December 31,
                                                   2001                  2000
                                                   ----                  ----
            ASSETS
Real estate

     Land                                         $ 57,155            $ 69,206
     Buildings and improvements                    357,658             444,933
                                                  --------            --------
                                                   414,813             514,139
     Less: accumulated depreciation                 75,373             102,461
                                                  --------            --------
         Net real estate                           339,440             411,678
Properties held for sale                            49,080              49,445
Cash and cash equivalents                           34,138              22,167
Cash in escrow                                       5,246               5,213
Investments in unconsolidated
  partnerships                                       5,169               6,784
Rents receivable, net                                7,114               9,667
Note receivable                                     34,757                  --
Prepaid expenses                                     2,308               2,905
Deferred charges, net                               14,131              13,026
Other assets                                         2,556               2,726
                                                  --------            --------
                                                  $493,939            $523,611
                                                  ========            ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Mortgage notes payable                            $261,607            $277,112
Accounts payable and accrued expenses                5,705               7,495
Dividends and distributions payable                  4,119               4,241
Due to related parties                                 107                 111
Other liabilities                                    4,487               4,179
                                                  --------            --------
         Total liabilities                         276,025             293,138
                                                  --------            --------
Minority interest in Operating
  Partnership                                       37,387              48,959
Minority interests in majority-
  owned partnerships                                 1,429               2,197
                                                  --------            --------
         Total minority interests                   38,816              51,156
                                                  --------            --------
Shareholders' equity:
     Common shares, $.001 par value,
     authorized 100,000,000 shares,
     issued and outstanding 28,697,666
     and 28,150,472 shares, respectively                29                  28
Additional paid-in capital                         189,378             188,392
Accumulated other comprehensive loss                (1,206)                 --
Deficit                                             (9,103)             (9,103)
                                                  --------            --------
         Total shareholders' equity                179,098             179,317
                                                  --------            --------
                                                  $493,939            $523,611
                                                  ========            ========


                             See accompanying notes

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)


                                                                                            Years ended December 31,
                                                                                   2001              2000             1999
                                                                                   ----              ----             ----
Revenues
   Minimum rents                                                                $ 67,014          $ 74,161         $ 73,021
   Percentage rents                                                                2,330             3,048            2,994
   Expense reimbursements                                                         13,768            14,230           13,786
   Other                                                                           2,348             5,319            2,908
                                                                                --------          --------         --------
      Total revenues                                                              85,460            96,758           92,709
                                                                                --------          --------         --------

Operating Expenses
   Property operating                                                             20,398            23,198           21,606
   Real estate taxes                                                              11,209            11,468           10,540
   General and administrative                                                      5,556             5,057            6,337
   Depreciation and amortization                                                  19,478            20,460           19,887
   Impairment of real estate                                                      15,886                --               --
                                                                                --------          --------         --------
       Total operating expenses                                                   72,527            60,183           58,370
                                                                                --------          --------         --------


Operating income                                                                  12,933            36,575           34,339
Equity in earnings of unconsolidated partnerships                                    504               645              584
Gain (loss) on sale of properties                                                 17,734            13,742           (1,284)
Interest expense                                                                 (18,589)          (25,163)         (23,314)
                                                                                --------          --------         --------

Income before minority interest, extraordinary item and
 cumulative effect of change in accounting principle                              12,582            25,799           10,325
Minority interests                                                                (2,491)           (5,892)          (3,130)
Extraordinary item - loss on early extinguishment of debt                           (140)               --               --
Cumulative effect of change in accounting principle                                 (149)               --               --

                                                                                --------          --------         --------
Net income                                                                      $  9,802          $ 19,907         $  7,195
                                                                                ========          ========         ========

Earnings per Common Share - basic and diluted:

Income before extraordinary item and cumulative effect of
 change in accounting principle                                                 $    .37          $    .75         $     28
Extraordinary item                                                                  (.01)               --               --
Cumulative effect of change in accounting principle                                 (.01)               --               --
                                                                                --------          --------         --------
Net income per Common Share                                                     $    .35          $    .75         $    .28
                                                                                ========          ========         ========


                             See accompanying notes

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (In thousands, except per share amounts)

                                                                                     Accumulated
                                             Common Shares                              Other                     Total
                                             -------------           Additional     Comprehensive              Shareholders'
                                          Shares       Amount      Paid-in Capital      Loss        Deficit       Equity
                                        ------------------------------------------------------------------------------------

Balance, December 31, 1998              25,419,215     $  25        $ 170,746       $    --       $ (16,180)    $ 154,591

Conversion of 700,000 OP Units to
  Common Shares by limited partner
  of the Operating Partnership             700,000         1            5,012            --              --         5,013
Dividends declared ($.48 per
  Common Share)                                 --        --           (5,133)           --          (7,195)      (12,328)
Repurchase of Common Shares               (394,900)       --           (1,984)           --              --        (1,984)
Income before minority interest                 --        --               --            --          10,325        10,325
Minority interest's equity                      --        --               --            --          (3,130)       (3,130)
                                        ----------     -----         --------        ------       ---------      --------
Balance, December 31, 1999              25,724,315        26          168,641            --         (16,180)      152,487

Conversion of 3,679,999 OP Units to
  Common Shares by limited partners
  of the Operating Partnership           3,679,999         3           26,999            --              --        27,002
Dividends declared ($.48 per
  Common Share)                                 --        --               --            --         (12,830)      (12,830)
Repurchase of Common Shares             (1,339,905)       (1)          (7,691)           --              --        (7,692)
Reissuance of Common Shares                 86,063        --              443            --              --           443
Income before minority interest                 --        --               --            --          25,799        25,799
Minority interest's equity                      --        --               --            --          (5,892)       (5,892)
                                        ----------     -----          -------        ------       ---------     ---------
Balance, December 31, 2000              28,150,472        28          188,392            --          (9,103)      179,317

Conversion of 826,884 OP Units to
  Common Shares by limited partners
  of the Operating Partnership             826,884         1            5,815            --              --         5,816
Repurchase of 8,000 OP Units
  from limited partner of the
  Operating Partnership                         --        --                8            --              --             8
Dividends declared ($.48 per
  Common Share)                                 --        --           (3,832)           --          (9,802)      (13,634)
Repurchase of Common Shares               (316,800)       --           (1,964)           --              --        (1,964)
Reissuance of Common shares                 37,110        --              239            --              --           239
Purchase of minority interest in
  majority-owned partnership                    --        --              720            --              --           720
Unrealized loss on valuation of swap
  agreements                                    --        --               --        (1,206)             --        (1,206)
Income before minority interest                 --        --               --            --          12,023        12,023
Minority interest's equity                      --        --               --            --          (2,221)       (2,221)
                                        ----------     -----          -------       -------        --------     ---------
Balance at December 31, 2001            28,697,666     $  29        $ 189,378       $(1,206)       $ (9,103)    $ 179,098
                                        ==========     =====        =========       =======        ========     =========


                             See accompanying notes

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (In thousands, except per share amounts)



                                                                                                     Years ended December 31,
                                                                                             2001            2000            1999
                                                                                             ----            ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                               $  9,802          $ 19,907       $  7,195
Adjustments to reconcile net income
  to net cash provided by operating activities:
Depreciation and amortization                                                              19,478            20,460         19,887
Minority interests                                                                          2,491             5,892          3,130
Equity in earnings of unconsolidated partnerships                                            (504)             (645)          (584)
Provision for bad debts                                                                     1,195               453          1,404
Stock-based compensation                                                                      239               443             --
(Gain) loss on sale of properties                                                         (17,734)          (13,742)         1,284
Extraordinary item - loss on early extinguishment of debt                                     140                --             --
Cumulative effect of change in accounting principle                                           149                --             --
Impairment of real estate                                                                  15,886                --             --

Changes in assets and liabilities:
Funding of escrows, net                                                                       (33)            1,250          2,943
Rents receivable                                                                            1,358            (1,255)        (4,263)
Prepaid expenses                                                                              597                47           (155)
Due to/from related parties                                                                    (4)              130           (195)
Other assets                                                                                 (184)             (792)          (879)
Accounts payable and accrued expenses                                                      (1,790)              470         (4,288)
Other liabilities                                                                             (48)              (45)           407
                                                                                          -------           -------       --------
         Net cash provided by operating activities                                         31,038            32,573         25,886
                                                                                          -------           -------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for real estate and improvements                                             (11,272)          (15,865)       (25,091)
Net proceeds from sale of properties                                                       33,713            24,413          6,128
Contributions to unconsolidated partnerships                                                  (36)               --             --
Distributions from unconsolidated partnerships                                              1,252             1,324            637
Payment of deferred leasing costs                                                          (2,250)           (1,623)        (1,604)
                                                                                         --------          --------       --------
         Net cash provided by (used in) investing activities                               21,407             8,249        (19,930)
                                                                                         --------          --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on mortgage notes                                                      (75,155)         (133,838)       (17,598)
Proceeds received on mortgage notes                                                        59,650           106,350         48,168
Payment of deferred financing costs                                                        (1,018)           (1,435)        (1,091)
Dividends paid                                                                            (13,569)          (12,545)        (9,238)
Distributions to minority interests in Operating Partnership                               (2,985)           (4,617)        (3,929)
Distributions on Preferred OP Units                                                          (199)             (173)            --
Distributions to minority interest in majority-owned partnerships                             (90)              (45)          (127)
Redemption of Common OP Units                                                              (5,114)               --             --
Repurchase of Common Shares                                                                (1,964)           (7,692)        (1,984)
Purchase of minority interest in majority owned partnership                                   (30)               --             --
                                                                                         --------          --------       --------
  Net cash (used in) provided by financing activities                                     (40,474)          (53,995)        14,201
                                                                                         --------          --------       --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           11,971           (13,173)        20,157
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                               22,167            35,340         15,183
                                                                                         --------          --------       --------
CASH AND CASH EQUIVALENTS, END OF YEAR                                                   $ 34,138          $ 22,167       $ 35,340
                                                                                         ========          ========       ========
Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for interest, net of amounts
 capitalized of $372, $439, and $1,299, respectively                                     $ 19,047          $ 25,035       $ 23,793
                                                                                         ========          ========       ========

Supplemental Disclosures of Non-Cash
 Investing and Financing Activities:

Note received in connection with sale of property                                        $ 34,757
                                                                                         ========
Disposition of real estate through assignment of debt                                                      $ 22,051
                                                                                                           ========
Acquisition of real estate by assumption of debt                                                                          $ 18,521
                                                                                                                          ========
Acquisition of real estate by issuance of Preferred
 OP Units                                                                                                                 $  2,212
                                                                                                                          ========

                             See accompanying notes

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                    (In thousands, except per share amounts)

1. Organization, Basis of Presentation and Summary of Significant Accounting Policies

Acadia Realty Trust (the Company) is a fully integrated and self-managed real estate investment trust (REIT) focused primarily on the ownership, acquisition, redevelopment and management of neighborhood and community shopping centers.

All of the Company's assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership (the Operating Partnership or OP) and its majority owned subsidiaries. As of December 31, 2001, the Company controlled 85% of the Operating Partnership as the sole general partner. As the general partner, the Company is entitled to share, in proportion to its percentage interest, in the cash distributions and profits and losses of the Operating Partnership. The limited partners represent entities or individuals who contributed their interests in certain properties or partnerships to the Operating Partnership in exchange for common or preferred units of limited partnership interest (Common or Preferred OP Units). Limited partners holding Common OP Units are generally entitled to exchange their units on a one-for-one basis for common shares of beneficial interest of the Company (Common Shares). This structure is commonly referred to as an umbrella partnership REIT or "UPREIT".

On August 12, 1998, the Company completed a major reorganization (RDC Transaction) in which it acquired twelve shopping centers, five multi-family properties and a 49% interest in one shopping center along with certain third party management contracts and promissory notes from real estate investment partnerships (RDC Funds) managed by affiliates of RD Capital, Inc. In exchange for these and a cash investment of $100,000, the Company issued 11.1 million Common OP Units and 15.3 million Common Shares to the RDC Funds. After giving effect to the conversion of the Common OP Units the RDC Funds beneficially owned 72% of the Common Shares as of the closing of the RDC Transaction. The Company is also obligated to issue OP Units valued at $2,750 upon the commencement of rental payments from a designated tenant at one of the acquired properties. Concurrent with the RDC Transaction, the Company appointed former RD Capital, Inc. executives Ross Dworman as Chairman and Chief Executive Officer, and Kenneth F. Bernstein as President. In January 2001, the Board of Trustees appointed Mr. Bernstein as Chief Executive Officer with Mr. Dworman remaining as Chairman.

As of December 31, 2001, the Company operated 53 properties, which it owned or had an ownership interest in, consisting of 49 neighborhood and community shopping centers, one enclosed shopping mall and three multi-family properties, all of which are located in the Eastern and Midwestern regions of the United States.

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

Properties
Real estate assets are stated at cost less accumulated depreciation. Expenditures for acquisition, development, construction and improvement of properties, as well as significant renovations are capitalized. Interest costs are capitalized until construction is substantially complete. Depreciation is computed on the straight-line method over estimated useful lives of 30 to 40 years for buildings and the shorter of the useful life or lease term for improvements, furniture, fixtures and equipment. Expenditures for maintenance and repairs are charged to operations as incurred. The Company records impairment losses and reduces the carrying value of properties when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases where the Company does not expect to recover its carrying costs on properties held for use, the Company reduces its carrying cost to fair value, and for properties held for sale, the Company reduces its carrying value to the fair value less costs to sell. For the year ended December 31, 2001, an impairment loss of $14,756 was recognized related to a property sold subsequent to December 31, 2001. Additionally, an impairment loss of $1,130 was recognized related to a shopping center that was held for sale as of December 31, 2001. Management does not believe that the value of the remaining properties held for sale or properties in use are impaired as of December 31, 2001. As of December 31, 2001, 19 of the Company's shopping centers were held for sale. Of these properties, 17 are under contract to a single buyer and subject to a cross-collateralized and securitized loan. As such, the sale is conditioned upon obtaining the lender's consent permitting the buyer to assume the loan.

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

Revenue Recognition
Leases with tenants are accounted for as operating leases. Minimum rents are recognized on a straight-line basis over the term of the respective leases. As of December 31, 2001and 2000, unbilled rents receivable relating to straight-lining of rents were $4,828 and $4,098, respectively.

Percentage rents are recognized in the period when the tenant sales breakpoint is met.

Reimbursements from tenants for real estate taxes, insurance and other property operating expenses are recognized as revenue in the period the expenses are incurred.

An allowance for doubtful accounts has been provided against certain tenant accounts receivable that are estimated to be uncollectible. Rents receivable at December 31, 2001 and 2000 are shown net of an allowance for doubtful accounts of $2,376 and $1,738, respectively.

Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Cash in Escrow
Cash in escrow consists principally of cash held for real estate taxes, property maintenance, insurance, minimum occupancy and property operating income requirements at specific properties as required by certain loan agreements.

Income Taxes
The Company has made an election to be taxed, and believes it qualifies as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. A REIT will generally not be subject to federal income taxation on that portion of its income that qualifies as REIT taxable income to the extent that it distributes at least 90% of its taxable income to its shareholders and complies with certain other requirements. Accordingly, no provision has been made for federal income taxes for the Company in the accompanying consolidated financial statements. The Company is subject to state income or franchise taxes in certain states in which some of its properties are located. These state taxes, which in total are not significant, are included in general and administrative expenses in the accompanying consolidated financial statements.

Earnings Per Common Share
Basic earnings per share was determined by dividing the net applicable income or loss to common shareholders for the year by the weighted average number of Common Shares outstanding during each year consistent with the Financial Accounting Standards Board Statement No. 128. The weighted average number of Common Shares outstanding for the years ended December 31, 2001, 2000, and 1999 were 28,313,070, 26,437,265 and 25,708,787, respectively.

Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Shares were exercised or converted into Common Shares or resulted in the issuance of Common Shares that then shared in the earnings of the Company. For the years ended December 31, 2001, 2000 and 1999 no additional shares were reflected as the impact would be anti-dilutive in such years.

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

1. Organization, Basis of Presentation and Summary of Significant Accounting Policies, continued

Interest Rate Hedges
On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging activities". SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments. Specifically, SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Additionally, the fair value of those instruments will affect either shareholders' equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

In connection with the adoption of SFAS No. 133, the Company recorded a transition adjustment of $149 related to the January 1, 2001 valuation of two LIBOR caps that hedge $23,203 of variable-rate mortgage debt. This adjustment is reflected as a cumulative effect of a change in accounting principle in the accompanying financial statements.

Recent Accounting Pronouncements
In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations", and SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 requires the purchase method to be used for business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead reviewed for impairment, when the statement is required to be adopted on January 1, 2002. The adoption of these statements is not expected to have a material impact on the financial position or results of operations of the Company.

In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations", which addresses the financial accounting and reporting for asset retirement costs and related obligations and is effective for fiscal years beginning after June 15, 2002. The adoption of this statement is not expected to have a material impact on the financial position or results of operations of the Company.

In October, 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment and Disposal of Long-Lived Assets", which supercedes SFAS No. 121, "Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to be Disposed Of". It also supercedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and
(b) measurement of long-lived assets to be disposed of by sale, but broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. The statement is effective for fiscal years beginning after December 15, 2001. The adoption of this statement is not expected to have a material impact on the financial position or results of operations of the Company.

Comprehensive Income
Comprehensive income for the year ended December 31, 2001 totaled $8,596 and was comprised of net income of $9,802 and other comprehensive loss of $1,206. The following table sets forth the change in accumulated other comprehensive loss for the period since December 31, 2000:

Accumulated other comprehensive loss

Balance at December 31, 2000                          $     --
Unrealized loss on valuation of swap
 agreements                                              1,206
                                                      --------

Balance at December 31, 2001                          $  1,206
                                                      ========

As of December 31, 2001, the balance in accumulated other comprehensive loss was comprised entirely of unrealized losses on the valuation of swap agreements.

Reclassifications
Certain 2000 and 1999 amounts were reclassified to conform to the 2001 presentation.

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

2. Acquisition and Disposition of Properties

2001 Dispositions
On December 21, 2001, the Company sold the Glen Oaks Apartments, a 463 unit multi-family property located in Greenbelt, Maryland for $35,100, resulting in an $8,546 gain on the sale. As part of the transaction, the Company received a promissory note (which was secured by an irrevocable letter of credit) for $34,757, which was subsequently paid in January 2002 resulting in net proceeds of $15,205 after closing costs and the repayment of mortgage debt of $17,595.

On October 4, 2001, the Company sold the Tioga West shopping center, a 122,000 square foot shopping center located in Tunkhannock, Pennsylvania, for $3,200 resulting in a $908 gain on the sale and net proceeds of $3,078.

On August 27, 2001 the Company sold the Wesmark Plaza, a 207,000 square foot shopping center located in Sumter, South Carolina, for $5,750, recognizing a $1,245 gain on the sale and net proceeds of $5,533.

The Company sold its interest in the Marley Run Apartments for $27,400 on May 15, 2001, recognizing a $7,035 gain on the sale. Net proceeds after the repayment of the associated debt and other closing costs were $12,803 of which $4,765 was used to redeem 680,667 Common OP Units at $7.00 per unit. The redemption price represented a premium of $0.35 over the market price of the Company's Common Shares as of the redemption date. These redeemed Common OP Units were held by the original owners of the property who contributed it to the Company in connection with the RDC Transaction. Pursuant to the RDC Transaction, the Company agreed to indemnify the Common OP Unit holders for any income taxes recognized with respect to a disposition of the property within five years following the contribution of the property. As part of the redemption as discussed above, the Common OP Unit holders waived their rights to this tax reimbursement, which the Company estimated to be in excess of $2.00 per Common OP Unit.

2000 Dispositions
On December 14, 2000, the Company sold the Northwood Centre, located in Tallahassee, Florida, for $31,500 resulting in a $15,616 gain on the sale. The buyer assumed the mortgage balance of $22,051 and acquired various mortgage-related escrows for $1,784 which, following additional net closing adjustments and costs, resulted in net proceeds of $11,026 to the Company.

On December 11, 2000, the Company sold approximately 160,000 square feet of the main building and related parking lot at the Abington Towne Center for $11,500 resulting in a $1,035 loss on the sale. The Company retained ownership of approximately 50,000 square feet of the main building, as well as the outparcels (14,000 square feet) and related parking areas. Total sales proceeds were $1,366 following the repayment of the mortgage balance of $10,137 and additional net closing adjustments and costs.

On August 25, 2000, the Company sold 13 acres at the Union Plaza, located in New Castle, Pennsylvania, for $1,900 resulting in a $839 loss on the sale. Proceeds from the sale totaled $1,882 after net closing costs and adjustments.

1999 Acquisitions and Dispositions
On November 16, 1999, the Company acquired 100% of the partnership interests of the limited partnership that owns the Pacesetter Park Shopping Center, a 96,000 square foot community shopping center located in Rockland County, New York. The aggregate purchase price of $7,400 consisted of the assumption of $4,637 in first mortgage debt and the issuance of $2,212 in preferred Operating Partnership units with the balance funded from working capital.

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

The Company sold two properties during 1999, the Searstown Mall on February 1, 1999 for a sale price of $3,300 and the Auburn Plaza on March 29, 1999 for $3,500 resulting in a $1,284 total loss on the sales.

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

3. Segment Reporting

The Company has two reportable segments: retail properties and multi-family properties. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates property performance primarily based on net operating income before depreciation, amortization and certain nonrecurring items. The reportable segments are managed separately due to the differing nature of the leases and property operations associated with the retail versus residential tenants. The following table sets forth certain segment information for the Company as of and for the years ended December 31, 2001, 2000, and 1999 (does not include unconsolidated partnerships):

                                                                                 2001
                                                                                 ----
                                                                Retail     Multi-Family     All
                                                              Properties    Properties     Other      Total
                                                              ----------   ------------    -----    --------
Revenues                                                       $ 70,207      $ 13,597      $ 1,656  $ 85,460
Property operating expenses and
  real estate taxes                                              25,651         5,956           --    31,607
Net property income before depreciation
  And amortization                                               44,556         7,641        1,656    53,853
Depreciation and amortization                                    17,205         1,919          354    19,478
Interest expense                                                 14,826         3,763           --    18,589
Real estate at cost                                             377,472        37,341           --   414,813
Total assets                                                    453,012        35,758        5,169   493,939
Gross leasable area (multi-family - 1,474 units)                  7,982         1,207           --     9,189
Expenditures for real estate and improvements                    10,012         1,260           --    11,272

Revenues
Total revenues for reportable segments                         $ 86,451
Elimination of intersegment management fee income                  (991)
                                                               --------
Total consolidated revenues                                    $ 85,460
                                                               ========


Property operating expenses and real estate taxes
Total property operating expenses and real estate
  taxes for reportable segments                                $ 32,598
Elimination of intersegment management fee expense                 (991)
                                                               --------
Total consolidated expense                                     $ 31,607
                                                               ========

Reconciliation to income before minority interest, extraordinary item, and cumulative effect of change in accounting principle
Net property income before depreciation
  and amortization                                             $ 53,853
Depreciation and amortization                                   (19,478)
General and administrative                                       (5,556)
Equity in earnings of unconsolidated
  partnerships                                                      504
Gain on sale of properties                                       17,734
Interest expense                                                (18,589)
Impairment of real estate                                       (15,886)
                                                               --------
Income before minority interest,
  extraordinary item and cumulative
  effect of change in accounting principle                     $ 12,582
                                                               ========

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

3. Segment Reporting, continued


                                                                                 2000
                                                                                 ----
                                                                Retail     Multi-Family     All
                                                              Properties    Properties     Other      Total
                                                              ----------   ------------    -----    --------
Revenues                                                       $ 79,229      $ 15,396      $ 2,133  $ 96,758
Property operating expenses and
  real estate taxes                                              28,547         6,119           --    34,666
Net property income before depreciation
  and amortization                                               50,682         9,277        2,133    62,092
Depreciation and amortization                                    18,064         2,066          330    20,460
Interest expense                                                 20,802         4,361           --    25,163
Real estate at cost                                             430,841        83,298           --   514,139
Total assets                                                    435,287        81,540        6,784   523,611
Gross leasable area (multi-family - 2,273 units)                  8,371         2,039           --    10,410
Expenditures for real estate and improvements                    14,712         1,153           --    15,865

Revenues
Total revenues for reportable segments                         $ 97,710
Elimination of intersegment management fee income                  (952)
                                                               --------
Total consolidated revenues                                    $ 96,758
                                                               ========


Property operating expenses and real estate taxes
Total property operating expenses and real estate
  taxes for reportable segments                                $ 35,618
Elimination of intersegment management fee expense                 (952)
                                                               --------
Total consolidated expense                                     $ 34,666
                                                               ========

Reconciliation to income before minority
  interest
Net property income before depreciation
  and amortization                                             $ 62,092
Depreciation and amortization                                   (20,460)
General and administrative                                       (5,057)
Equity in earnings of unconsolidated
  partnerships                                                      645
Gain on sale of properties                                       13,742
Interest expense                                                (25,163)
                                                               --------
Income before minority interest                                $ 25,799
                                                               ========

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

3. Segment Reporting, continued

                                                                                 1999
                                                                                 ----
                                                                Retail     Multi-Family     All
                                                              Properties    Properties     Other      Total
                                                              ----------   ------------    -----    --------
Revenues                                                       $ 75,823      $ 14,915      $ 1,971  $ 92,709
Property operating expenses and
  real estate taxes                                              26,190         5,956           --    32,146
Net property income before depreciation
  amortization                                                   49,633         8,959        1,971    60,563
Depreciation and amortization                                    17,817         1,829          241    19,887
Interest expense                                                 19,199         4,115                 23,314
Real estate at cost                                             487,376        82,145           --   569,521
Total assets                                                    481,175        82,165        7,463   570,803
Gross leasable area (multi-family - 2,273 units)                  8,817         2,039           --    10,856
Expenditures for real estate and improvements                    23,912         1,179           --    25,091

Revenues
Total revenues for reportable segments                         $ 93,766
Elimination of intersegment management fee income                (1,057)
                                                               --------
Total consolidated revenues                                    $ 92,709
                                                               ========


Property operating expenses and real estate taxes
Total property operating expenses and real estate
  taxes for reportable segments                                $ 33,203
Elimination of intersegment management fee expense               (1,057)
                                                               --------
Total consolidated expense                                     $ 32,146
                                                               ========

Reconciliation to income before minority
  interest
Net property income before depreciation
  and amortization                                             $ 60,563
Depreciation and amortization                                   (19,887)
General and administrative                                       (6,337)
Equity in earnings of unconsolidated
  partnerships                                                      584
Loss on sale of properties                                       (1,284)
Interest expense                                                (23,314)
                                                               --------
Income before minority interest                                $ 10,325
                                                               ========

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

4. Investment in  Unconsolidated Partnerships

Crossroads
In connection with the RDC Transaction, the Company acquired a 49% interest in each of the Crossroads Joint Venture and Crossroads II Joint Venture (collectively Crossroads) which collectively own a 311,000 square foot shopping center in Greenburgh, New York. The Company accounts for its investment in Crossroads using the equity method. Summary financial information of Crossroads and the Company's investment in and share of income from Crossroads is as follows:

                                                  December 31,
                                             2001            2000
                                             ----            ----
Balance Sheet
Assets:
  Rental property, net                    $  7,997        $  8,446
  Other assets                               3,715           4,655
                                          --------        --------
Total assets                              $ 11,712        $ 13,101
                                          ========        ========

Liabilities and partners' equity
  Mortgage note payable                   $ 34,133        $ 34,642
  Other liabilities                          2,759             736
  Partners' equity                         (25,180)        (22,277)
                                          --------        --------
Total liabilities and partners'
  equity                                  $ 11,712        $ 13,101
                                          ========        ========
Company's investment                      $  5,147        $  6,784
                                          ========        ========

                                                Years Ended December 31,
                                           2001          2000           1999
                                           ----          ----           ----
Statement of Operations
Total revenue                           $ 7,174       $ 7,242        $ 7,003
Operating and other expenses              2,159         1,895          1,910
Interest expense                          2,620         2,699          2,568
Depreciation and amortization               538           532            534
                                        -------       -------        -------
Net income                              $ 1,857       $ 2,116        $ 1,991
                                        =======       =======        =======

Company's share of net income           $   910       $ 1,037        $   976
Amortization of excess investment
  (See below)                               392           392            392
                                        -------       -------        -------
Income from Partnerships                $   518       $   645        $   584
                                        =======       =======        =======

The unamortized excess of the Company's investment over its share of the net equity in Crossroads at the date of acquisition was $19,580. The portion of this excess attributable to buildings and improvements is being amortized over the life of the related property.

Acadia Strategic Opportunity Fund, LP (ASOF)
On September 28, 2001, the Company entered into a joint venture with four of its current institutional investors. Under the terms of the joint venture agreement, the Company and the investors will contribute $20,000 and $70,000, respectively, and will seek to acquire up to $300,000 of real estate assets, focusing on neighborhood and community shopping centers. The Company will earn a pro-rata return on its invested equity and standard fees for construction, leasing and management. The Company will also earn an asset management fee equal to 1.5% of the total committed capital, as well as the opportunity to earn additional amounts based on certain investment return thresholds. As of and for the period ended December 31, 2001, ASOF had total assets and equity, each of $98, and a net loss of $402. The Company's investment in, and share of the net loss of ASOF were $22 and $14, respectively.

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

5. Deferred Charges

Deferred charges consist of the following as of December 31, 2001 and 2000:

                                              2001          2000
                                              ----          ----

Deferred financing costs                   $  7,553      $  7,091
Deferred leasing and other costs             14,893        13,092
                                           --------      --------
                                             22,446        20,183
Accumulated amortization                     (8,315)       (7,157)
                                           --------      --------
                                           $ 14,131      $ 13,026
                                           ========      ========


6. Mortgage Loans

At December 31, 2001, mortgage notes payable aggregated $261,607 and were collateralized by 45 properties and related tenant leases. Interest rates ranged from 3.49% to 9.88%. Mortgage payments are due in monthly installments of principal and/or interest and mature on various dates through 2021. Certain loans are cross-collateralized and cross-defaulted as part of a group of properties. The loan agreements contain customary representations, covenants and events of default. Certain loan agreements require the Company to comply with certain affirmative and negative covenants, including the maintenance of certain debt service coverage and leverage ratios.

On December 28, 2001, the Company closed on a $23,000 loan with a bank. As of December 31, 2001, $12,350 was funded under the loan. The Company is required to draw an additional $7,650 within six months following the closing of the loan, or forego the ability to draw these funds at any time during the remaining term of the loan. The availability of the remaining $3,000 is subject to achieving additional leasing requirements at the collateral properties. The debt, which is secured by three of the Company's properties, requires the monthly payment of interest at the rate of LIBOR plus 175 basis points and principal amortized over 25 years and matures January 1, 2007. As of December 31, 2001, the funded loan proceeds were available for working capital purposes.

On December 21, 2001, the Company closed on a $26,000 loan with a bank. As of December 31, 2001, $16,000 was funded under the loan. The remaining balance, less environmental and engineering holdbacks of approximately $600, must be drawn within one year from the loan closing, or the Company foregoes the ability to draw these funds at any time during the remaining term of the loan. The debt, which is secured by two of the Company's properties, requires the monthly payment of interest at the rate of LIBOR plus 185 basis points and principal amortized over 25 years and matures January 1, 2007. Approximately $16,000, or two-thirds of the loan amount, must be swapped to fixed rate within a year. As of December 31, 2001, the funded loan proceeds were available for working capital purposes.

On December 21, 2001, the Company repaid $17,600 of outstanding debt in connection with the sale of the Glen Oaks Apartments.

During August and September of 2001, the Company completed two interest rate swap transactions to hedge the Company's exposure to changes in interest rates with respect to $50,000 of LIBOR based variable rate debt. The first swap agreement, which extends through April 1, 2005, provides for a fixed all-in rate of 6.55% on $30,000 of notional principal. The second swap agreement, which extends through October 1, 2006, provides for a fixed all-in rate of 6.28% on $20,000 of notional principal.

On May 15, 2001 the Company repaid $14,100 of outstanding debt with a bank in connection with the sale of the Marley Run Apartments.

On April 10, 2001 the Company repaid $3,500 of outstanding debt under a revolving credit facility with a bank. Following this repayment, the Company had no outstanding balance under this facility, which provides for total borrowings of up to $7,400.

On March 30, 2001, the Company fully repaid $9,900 of outstanding debt with a bank that was collateralized by one of the Company's properties.

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

6. Mortgage Loans, continued

On March 29, 2001, the Company borrowed an additional $23,000 under an existing $59,000 secured financing line with a bank.

On January 8, 2001, the Company partially repaid $10,100 of a fixed-rate mortgage debt, which was secured by two of the Company's properties. On March 30, 2001, the remaining outstanding debt of $7,900 with this lender was fully repaid.


The following table summarizes the Company's mortgage indebtedness as of December 31, 2001 and 2000:

                                                    December 31,              December 31,          Interest
                                                        2001                      2000                Rate
                                                      -------                   -------              ------
    Mortgage notes payable - variable-rate

Fleet Bank, N.A.                                         4,051                     4,110        3.79% (LIBOR + 1.75%)
Fleet Bank, N.A.                                         9,106                     9,216        3.82% (LIBOR + 1.78%)
Sun America Life Insurance Company                      13,521                    13,774        4.28% (LIBOR + 2.05%)
Sun America Life Insurance Company                       9,682                     9,856        4.65% (LIBOR + 2.05%)
KBC Bank                                                   -                      14,238          -
Fleet Bank, N.A.                                           -                       3,500          -
Fleet Bank, N.A.                                         8,853                     8,965        3.89% (LIBOR + 1.75%)
Metropolitan Life Insurance Company                     10,800                    10,800        4.20% (LIBOR + 2.00%)
First Union National Bank                               13,512                    13,636        3.49% (LIBOR + 1.45%)
Dime Savings Bank of NY                                 58,149                    35,814        3.87% (LIBOR + 1.75%)
Fleet Bank, N.A.                                        12,350                       -          3.73% (LIBOR + 1.75%)
Dime Savings Bank of NY                                 16,000                       -          3.73% (LIBOR + 1.85%)
                                                       -------                   -------
                         Total variable-rate debt      156,024                   123,909
                                                       -------                   -------

       Mortgage notes payable - fixed rate

Sun America Life Insurance Company                         -                      17,999        7.75%
Huntoon Hastings Capital Corp.                           6,194                     6,222        9.88%
North Fork Bank                                             -                      9,887        7.75%
Anchor National Life Insurance Company                   3,676                     3,775        7.93%
Lehman Brothers Holdings, Inc.                              -                     17,792        8.32%
Mellon Mortgage Company                                  7,305                     7,442        9.60%
Northern Life Insurance Company                          2,619                     2,895        7.70%
Reliastar Life Insurance Company                         1,805                     1,996        7.70%
Metropolitan Life Insurance Company                     24,820                    25,148        8.13%
Bank of America, N.A.                                   11,017                    11,100        7.55%
Bank of America, N.A.                                    5,508                     5,550        7.55%
Morgan Stanley Mortgage Capital                         42,639                    43,397        8.84%
                                                      --------                  --------
                         Total fixed-rate debt         105,583                   153,203
                                                      --------                  --------
                                                      $261,607                  $277,112
                                                      ========                  ========

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

6. Mortgage Loans, continued

                                                                                       Properties       Payment
                                                                      Maturity         Encumbered        Terms
                                                                     ----------        ----------       -------
                    Mortgage notes payable - variable-rate

Fleet Bank, N.A.                                                      03/15/02             (1)             (2)
Fleet Bank, N.A.                                                      05/31/02             (3)             (2)
Sun America Life Insurance Company                                    08/01/02             (4)             (2)
Sun America Life Insurance Company                                    10/01/02             (5)             (2)
Fleet Bank, N.A.                                                      03/01/03             (6)             (2)
Fleet Bank, N.A.                                                      08/01/03             (7)             (2)
Metropolitan Life Insurance Company                                   11/01/03             (8)            (21)
First Union National Bank                                             01/01/05             (9)             (2)
Dime Savings Bank of NY                                               04/01/05            (10)             (2)
Fleet Bank, N.A.                                                      01/01/07            (11)             (2)
Dime Savings Bank                                                     01/01/07            (12)             (2)

                     Mortgage notes payable - fixed rate

Huntoon Hastings Capital Corp.                                        09/01/02            (13)          $55(2)
Anchor National Life Insurance Company                                01/01/04            (14)          $33(2)
Mellon Mortgage Company                                               05/23/05            (15)          $70(2)
Northern Life Insurance Company                                       12/01/08            (16)          $41(2)
Reliastar Life Insurance Company                                      12/01/08            (16)          $28(2)
Metropolitan Life Insurance Company                                   11/01/10            (17)         $197(2)
Bank of America, N.A.                                                 01/01/11            (18)          $78(2)
Bank of America, N.A.                                                 01/01/11            (19)          $39(2)
Morgan Stanley Mortgage Capital                                       11/01/21            (20)         $380(2)

Notes:
(1)  Town Line Plaza                     (10) Ledgewood Mall                    (17) Crescent Plaza
                                              New Louden Center                      East End Centre
(2)  Monthly principal and interest           Route 6 Plaza
                                              Bradford Towne Centre             (18) GHT Apartments
(3)  Smithtown Shopping Center                Berlin Shopping Center
                                                                                (19) Colony Apartments
(4)  Merrillville Plaza                  (11) Branch Shopping Center
                                              Abington Towne Center             (20) Midway Plaza
                                              Methuen Shopping Center                Kings Fairgrounds
                                                                                     Shillington Plaza
                                         (12) Walnut Hill Plaza                      Dunmore Plaza
(5)  Village Apartments                       Bloomfield Town Square                 Kingston Plaza
                                                                                     25th Street Shopping Center
                                                                                     Circle Plaza
(6)  Marketplace of Absecon              (13) Gateway Shopping Center                Northside Mall
                                                                                     Monroe Plaza
(7)  Soundview Marketplace               (14) Pittston Plaza                         New Smyrna Beach
                                                                                     Mountainville Plaza
(8)  Green Ridge Plaza                   (15) Mad River Shopping                     Cloud Springs Plaza
     Luzerne Street Plaza                       Center                               Birney Plaza
     Valmont Plaza                                                                   Troy Plaza
                                         (16) Manahawkin Shopping Center             Martintown Plaza
(9)  239 Greenwich Avenue                                                            Plaza 15
                                                                                     Ames Plaza

                                                                                (21) Interest only until 5/02; monthly
                                                                                     Principal and interest thereafter

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

6. Mortgage Loans, continued

The scheduled principal repayments of all mortgage indebtedness as of December 31, 2001 are as follows:

                         2002                  $ 46,699
                         2003                    23,573
                         2004                     7,761
                         2005                    77,444
                         2006                    40,835
                        Thereafter               65,295
                                               --------
                                               $261,607
                                               ========

7. Interest Rate Hedges

During 2001, the Company completed two interest rate swap transactions to hedge the Company's exposure to changes to interest rates with respect to $50,000 of LIBOR based variable rate debt. The first swap agreement, which extends through April 1, 2005, provides for a fixed all-in rate of 6.55% (includes a credit spread of 1.75%) on $30,000 of notional principal. The second swap agreement, which extends through October 1, 2006, provides for a fixed all-in rate of 6.28% (includes a credit spread of 1.75%) on $20,000 of notional principal. The Company is also a party to two swap agreements with a bank through its 49% interest in the Crossroads Joint Venture and Crossroads II (see note 4). These swap agreements effectively fix the interest rate on the Company's pro rata share, or $16,725, of the joint venture mortgage debt.

As of December 31, 2001, unrealized losses of $1,206 representing the fair value of the aforementioned swaps were reflected in accumulated other comprehensive loss, a component of shareholder's equity.

The following table summarizes the notional values and fair values of the Company's derivative financial instruments. The notional value provides an indication of the extent of the Company's involvement in these instruments on December 31, 2001, but does not represent exposure to credit, interest rate or market risks.

    Hedge Type     Notional Value      Rate     Interest Maturity    Fair Value
    -----------    --------------      -----    -----------------    ----------

       Swap(1)        $11,974         5.94%        6/16/07            $ (545)
       Swap(1)          5,000         6.48%        6/16/07              (358)
       Swap            30,000         4.80%         4/1/05              (561)
       Swap            20,000         4.53%        10/1/06               204
       Caps            24,000         6.50%         9/1/02                --

   (1) Relates to the Company's investments in unconsolidated partnerships (note 4)

On December 31, 2001, the derivative instruments were reported at their fair value as other liabilities ($357) and investments in unconsolidated partnerships ($903). For the year ended December 31, 2001, the Company recorded a $54 expense due to partial ineffectiveness on one of the swaps. The ineffectiveness resulted from differences between the swap notional and the principal amount of the hedged debt.

The Company's interest rate hedges are designated as cash flow hedges and hedge the future cash outflows on debt. Interest rate swaps that convert variable payments to fixed payments, such as those held by the Company, as well as interest rate caps, floors, collars, and forwards are cash flow hedges. The unrealized gains/losses in the fair value of these hedges are reported on the balance sheet with a corresponding adjustment to either accumulated other comprehensive income or earnings depending on the type of hedging relationship. For cash flow hedges, offsetting gains and losses are reported in accumulated other comprehensive income. Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified to earnings. This reclassification occurs over the same time period in which the hedged items affect earnings. Within the next twelve months, the Company expects to reclassify to earnings as interest expense approximately $300 of the current balance held in accumulated other comprehensive loss.

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

7. Interest Rate Hedges, continued

The Company hedges its exposure to the variability in future cash flows for forecasted transactions over a maximum period of twelve months. During the forecasted period, unrealized gains and losses in the hedging instrument will be reported in accumulated other comprehensive income or loss. Once the hedged transaction takes place, the hedge gains and losses will be reported in earnings during the same period in which the hedged item is recognized in earnings.

8. Minority Interests

Minority interest represents the limited partners' interest of 5,249,717 and 6,804,144 Common OP Units in the Operating Partnership at December 31, 2001 and 2000, respectively, and 2,212 units of Preferred Limited Partnership Interests designated as Series A Preferred Units (Preferred OP Units) issued November 16, 1999 in connection with the acquisition of all the partnership interests of the limited partnership which owns the Pacesetter Park Shopping Center .

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

On April 12, 2001, the Company redeemed 8,000 Common OP Units held by a limited partner at $6.15 per unit, the market price of the Common Shares at that date of share.

Related to the sale of two properties during 2001, the Company redeemed 680,667 Common OP Units on May 15, 2001 in connection with the sale of its interest in the Marley Run Apartments and 38,877 Common OP Units on December 21, 2001 in connection with the sale of the Glen Oaks Apartments (note 2).

During 2001, various limited partners converted a total of 826,884 Common OP Units into Common Shares on a one-for-one basis.

Minority interests at December 31, 2001 and 2000 also include an aggregate amount of $1,429 and $2,197, respectively, which as of December 31, 2001, represent third party interests in three of the properties in which the Company has a majority ownership position. During, 2001, the Company purchased the entire minority interest position in one formerly majority-owned partnership for $30.


9. Related Party Transactions

On December 30, 1999, the Company and Marvin Slomowitz, the former Chief Executive Officer of the Company, terminated certain obligations that were incurred in connection with the RDC Transaction. The principal terms included the cancellation of the lease for the Company's prior headquarters in a building owned by Mr. Slomowitz. Rent expenses for this office space was $119 for the year ended December 31, 1999. The Company paid Mr. Slomowitz the sum of $329 in connection with the lease cancellation. Additionally, Mr. Slomowitz terminated his options to acquire 301,000 Common Shares and waived a $100 payment that was due August, 2000. Mr. Slomowitz also retained the right to continue to guarantee Company debt up to $55,000. Mr. Slomowitz also removed all restrictions on the sale of any properties which he had originally contributed to the Company, waived his claims for present and future brokerage commissions and agreed to absorb up to $1,250 of tax liabilities resulting in event of the sale thereof. The Company remains responsible to reimburse Mr. Slomowitz for any such tax liability in excess of $1,250. Mr. Slomowitz also resigned from the Company's Board of Trustees effective December 8, 1999.

On July 16, 1999, and April 9, 1999, Mr. Slomowitz converted 600,000 and 100,000 Common OP Units, respectively, into Common Shares.

The Company currently manages one property in which a shareholder of the Company has an ownership interest for which the Company earns a management fee of 3% of tenant collections. In each of 2001 and 2000, the Company terminated contracts to manage a property owned by related parties that earned fees of 3.25% and 3.5% of tenant collections, respectively. Management fees earned by the Company under these contracts aggregated $391, $853, and $639 for the years ended December 31, 2001, 2000 and 1999 respectively.

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

9. Related Party Transactions, continued

In connection with the RDC Transaction, the Company is obligated, for a period of five years following the transaction, to reimburse the partners of the real estate partnerships which contributed properties as part of the transaction, for any tax liabilities resulting from the sale of any of the contributed properties. As a result, in connection with the sale of a portion of the Abington Towne Center (note 2), the Company reimbursed a total of $643 to the partners of the limited partnership that contributed this property. Of this amount, Messrs. Dworman and Bernstein received a total of $241 as a result of their interests in the contributing partnership.

On May 15, 2001, the Company redeemed 680,667 Common OP Units in connection with the sale of its interest in the Marley Run Apartments (Note 2). Messrs. Dworman and Bernstein owned a total of 13,600 of these redeemed Common OP Units through various affiliated entities.

Included in the Common OP Units converted to Common Shares during 2001, were 10,000 Common OP Units converted by Mr. Dworman who then transferred them to a private charitable foundation in accordance with a pre-existing arrangement.

In connection with the Company's Tender Offer, which was completed in February of 2002, Mr. Dworman, tendered and sold 492,271 Common OP Units and 107,729 Common Shares (note 21).

10.  Tenant Leases

Space in the shopping centers and other retail properties is leased to various tenants under operating leases that usually grant tenants renewal options and generally provide for additional rents based on certain operating expenses as well as tenants' sales volume.

Minimum future rentals to be received under non-cancelable leases for shopping centers and other retail properties as of December 31, 2001 are summarized as follows:

                        2002               $ 49,356
                        2003                 48,447
                        2004                 43,534
                        2005                 37,153
                        2006                 32,646
                  Thereafter                213,232
                                           --------
                                           $424,368
                                           ========

Minimum future rentals above include a total of $53,710 for four tenants (with 20 leases), which have filed for bankruptcy protection. None of these leases have been rejected nor affirmed. During the years ended December 31, 2001, 2000 and 1999, no single tenant collectively accounted for more than 10% of the Company's total revenues.

11. Lease Obligations

The Company leases land at six of its shopping centers, which are accounted for as operating leases and generally provide the Company with renewal options. The leases terminate during the years 2016 to 2066. Four of these leases provide the Company with options to renew for additional terms aggregating from 20 to 44 years. The Company leases space for its New York City corporate office for a term expiring in 2002. Future minimum rental payments required for leases having remaining non-cancelable lease terms are as follows:

                        2002                 $   668
                        2003                     642
                        2004                     642
                        2005                     642
                        2006                     642
                  Thereafter                  19,997
                                             -------
                                             $23,233
                                             =======

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

12. Share Incentive Plan

During 1999, the Company adopted the 1999 Share Incentive Plan (the 1999 Plan), which replaced both the 1994 Share Option Plan and the 1994 Non-Employee Trustees' Share Option Plan. The 1999 Plan authorizes the issuance of options equal to up to 8% of the total Common Shares outstanding from time to time on a fully diluted basis. However, not more than 4,000,000 of the Common Shares in the aggregate may be issued pursuant to the exercise of options and no participant may receive more than 5,000,000 Common Shares during the term of the 1999 Plan. Options are granted by the Share Option Plan Committee (the Committee), which currently consists of two non-employee Trustees, and will not have an exercise price less than 100% of the fair market value of the Common shares and a term of greater than 10 years at the grant date. Vesting of options is at the discretion of the Committee with the exception of options granted to non-employee Trustees, which vest in five equal annual installments beginning on the date of grant. Pursuant to the 1999 Plan, non-employee Trustees receive an automatic grant of 1,000 options following each Annual Meeting of Shareholders. As of December 31, 2001, the Company has issued 2,579,400 options to officers and employees, which are for ten-year terms and vest in three equal annual installments beginning on the grant date. In addition, 14,000 options have been issued to non-employee Trustees.

The 1999 Plan also provides for the granting of Share Appreciation Rights, Restricted Shares and Performance Units/Shares. Share Appreciation Rights provide for the participant to receive, upon exercise, cash and/or Common Shares, at the discretion of the committee, equal to in value to the excess of the option exercise price over the fair market value of the Common Shares at the exercise date. The Committee will determine the award and restrictions placed on Restricted Shares, including the dividends thereon and the term of such restrictions. The Committee also determines the award and vesting of Performance Units and Performance Shares based on the attainment of specified performance objectives of the Company within a specified performance period. For the year ended December 31, 2001, 2000 and 1999, the Company has issued 37,110, 84,063 and 2,000 Restricted Shares, respectively, to employees, which vest equally over three years. No awards of Share Appreciation Rights or Performance Units/Shares were granted for the years ended December 31, 2001, 2000 and 1999.

The Company accounts for stock-based compensation pursuant to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB
25), and related interpretations. Under APB 25, no compensation expense has been recognized in the accompanying financial statements related to the issuance of stock options because the exercise price of the Company's employee stock options equaled or exceeded the market price of the underlying stock on the date of grant. The alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock-Based Compensation, has not been elected by the Company. Accordingly, pro forma information regarding net income and earnings per share as required by SFAS No. 123 has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:



                                          Years ended December 31,
                              2001                 2000              1999
                              ----                 ----              ----


Risk-free interest rate        5.4%                 4.9%              6.4%
Dividend Yield                 8.4%                 7.8%              9.5%
Expected Life                  7.0 years            7.7 years         8.6 Years
Expected volatility           17.7%                30.0%             32.4%

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

12. Share Incentive Plan, continued
For purposes of pro forma disclosure, the estimated fair value of the options are amortized to expense over the options vesting period. For the years ended December 31, 2001, 2000 and 1999, pro forma net income is $9,699 ($0.34 per Common Share), $19,038 ($0.72 per Common Share), and $6,573 ($0.26 per Common Share), respectively. Changes in the number of shares under all option arrangements are summarized as follows:



                                             Years ended December 31,
                                     2001            2000              1999
                                     ----            ----              ----

Outstanding at beginning
 of period                         2,124,600        2,071,600          300,000
Granted                              475,000           55,000        2,071,600
Option price per share
 granted                         $6.00-$7.00      $5.00-$5.75      $4.89-$7.50
Cancelled                              6,200            2,000          300,000
Exercisable at end
 of period                         2,418,137        2,108,200        1,368,733
Exercised                              --              --                --
Expired                                --              --                --
Outstanding at end
 of period                         2,593,400        2,124,600        2,071,600
Option prices per
 share outstanding               $4.89-$7.50      $4.89-$7.50      $4.89-$7.50


As of December 31, 2001 the outstanding options had a weighted average remaining contractual life of approximately 7.1 years.

13. Employee 401(k) Plan

The Company maintains a 401(k) plan for employees under which the Company currently matches 50% of a plan participant's contribution up to 6% of the employee's annual salary. A plan participant may contribute up to a maximum of 15% of their compensation but not in excess of $11 for the year ended December 31, 2001. The Company contributed $135, $143, and $93 for the years ended December 31, 2001, 2000 and 1999, respectively.

14. Repurchase of Common Shares

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

As of December 31, 2001, the Company had repurchased 1,928,432 Common Shares (net of 123,173 Common Shares reissued) at a total cost of $10,983 under the expanded share repurchase program that allows for the repurchase of up to $20,000 of the Company's outstanding Common Shares. The repurchased shares are reflected as a reduction of par value and additional paid-in capital.

In addition to the above share repurchase program, the Company commenced a modified "Dutch Auction" tender offer (the Tender Offer) in December 2001 whereby, upon completion in February 2002, it repurchased a total of 5,523,974 Common Shares and Common OP Units at a price of $6.05 per share (note 21).

                                  SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

15. Dividends and Distributions Payable

On December 14, 2001, the Company declared a cash dividend for the quarter ended December 31, 2001 of $0.12 per Common Share. The dividend was paid on January 15, 2002 to shareholders of record as of December 31, 2001.

The Company has determined that the cash distributed to the shareholders is characterized as follows for federal income tax purposes:


                                  2001       2000         1999
                                  ----       ----         ----

       Ordinary income             79%       100%          41%
       Long Term Capital Gain      21%         -            -
       Return of capital            -          -           59%
                                  ----       ----         ----
                                  100%       100%         100%
                                  ====       ====         ====


16. Fair Value of Financial Instruments

SFAS No. 107 Disclosures About Fair Value of Financial Instruments, requires disclosure on the fair value of financial instruments. Certain of the Company's assets and liabilities are considered financial instruments. Fair value estimates, methods and assumptions are set forth below.

Cash and Cash Equivalents, Cash in Escrow, Rents Receivable, Note Receivable, Prepaid Expenses, Other Assets, Accounts Payable and Accrued Expenses, Dividends Payable and Other Liabilities. The carrying amount of these assets and liabilities approximates fair value due to the short-term nature of such accounts.

Mortgage Notes Payable
As of December 31, 2001 and 2000, the Company has determined the estimated fair value of its mortgage notes payable are approximately $272,208 and $287,588, respectively, by discounting future cash payments utilizing a discount rate equivalent to the rate at which similar mortgage notes payable would be originated under conditions then existing.

17. Summary of Quarterly Financial Information (unaudited)

The separate results of operations of the Company for the years ended December 31, 2001 and 2000 are as follows:

                                                           March 31,     June 30,   September 30,  December 31,   Total for
                                                             2001          2001         2001           2001          Year
                                                           ---------     --------   -------------  ------------   ---------
Revenue                                                    $ 22,589     $ 21,018     $ 20,513       $ 21,340       $ 85,460
                                                           ================================================================
Income (loss) before minority interest, extraordinary
  item and cumulative effect of change in
  accounting principle                                     $ 2,312      $  9,546     $(10,905)      $ 11,629       $ 12,582
                                                           ================================================================

Net income (loss)                                          $ 1,583      $  7,800     $( 9,269)      $  9,688       $  9,802
                                                           ================================================================
Net income (loss) per Common Share - basic and diluted
 Income (loss) before extraordinary item and cumulative
 effect of a change in account principle                   $ 0.08       $   0.27     $  (0.33)      $   0.34       $   0.36
                                                           ================================================================

Net income (loss)                                          $ 0.06       $   0.27     $  (0.33)      $   0.34       $   0.35
                                                           ================================================================
Cash dividends declared per common share                   $ 0.12       $   0.12     $   0.12       $   0.12       $   0.48
                                                           ================================================================
Weighted average Common Shares outstanding -
 basic and diluted                                     28,091,479     28,089,593   28,488,712     28,575,250     28,313,070
                                                       ====================================================================

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

17. Summary of Quarterly Financial Information (unaudited), continued

                                                           March 31,     June 30,   September 30,  December 31,   Total for
                                                             2000          2000         2000           2000          Year
                                                           ---------     --------   -------------  ------------   ---------
Revenue                                                    $23,863       $24,969       $23,489       $24,437       $96,758
                                                           ===================================================================
Income before minority interest                            $ 2,701       $ 4,238       $ 1,527       $17,333       $25,799
                                                           ===================================================================
Net income                                                 $ 1,874       $ 2,964       $ 1,105       $13,964       $19,907
                                                           ===================================================================
Net income per Common Share - basic and diluted            $  0.07       $  0.12       $  0.04       $  0.49       $  0.75
                                                           ===================================================================
Cash dividends declared per Common Share                   $  0.12       $  0.12       $  0.12       $  0.12       $  0.48
                                                           ===================================================================
Weighted average Common Shares outstanding - basic
and diluted                                             25,476,098    25,241,794    26,789,666    28,218,059    26,437,265
                                                        ======================================================================

18. Legal Proceedings

On July 30, 2001, the Company filed a lawsuit in Superior Court of New Jersey Law Division: Bergen County against The Great Atlantic & Pacific Tea Company (A&P). The complaint alleges A&P defaulted under its lease at the Elmwood Park Shopping Center by failing to accept delivery of its site at the center. During 2001, the Company completed all required sitework and also complied with all other requirements of the lease in delivering the pad site to A&P. The Company believed A&P wrongfully refused acceptance of the site and sought to have the Court declare the lease in default, terminate the lease and accelerate the rent that totaled approximately $24.4 million over the 20 year lease term.

On December 31, 1998, the Company settled certain litigation with Jack Wertheimer, a former President of the Company. The Company entered into an agreement whereby the Company paid Mr. Wertheimer $1,000 on December 31, 1998 and $900 on April 1, 1999 and agreed to pay him five annual payments of $200 that commenced January 10, 2000. In March 2002, the Company paid Mr. Wertheimer $388,000 in satisfaction of all remaining payments owed.

The Company is involved in other various matters of litigation arising in the normal course of business. While the Company is unable to predict with certainty the amounts involved, the Company's management and counsel are of the opinion that, when such litigation is resolved, the Company's resulting liability, if any, will not have a significant effect on the Company's consolidated financial position or results of operations.

19. Contingencies

Under various Federal, state and local laws, ordinances and regulations relating to the protection of the environment, a current or previous owner or operator of real estate may be liable for the cost of removal or remediation of certain hazardous or toxic substances disposed, stored, generated, released, manufactured or discharged from, on, at, under, or in a property. As such, the Company may be potentially liable for costs associated with any potential environmental remediation at any of its formerly or currently owned properties.

The Company conducts Phase I environmental reviews with respect to properties it acquires. These reviews include an investigation for the presence of asbestos, underground storage tanks and polychlorinated biphenyls (PCBs). Although such reviews are intended to evaluate the environmental condition of the subject property as well as surrounding properties, there can be no assurance that the review conducted by the Company will be adequate to identify environmental or other problems that may exist. Where a Phase I assessment so recommended, a Phase II assessment was conducted to further determine the extent of possible environmental contamination. In all instances where a Phase I or II assessment has resulted in specific recommendations for remedial actions, the Company has either taken or scheduled the recommended remedial action. To mitigate unknown risks, the Company has obtained environmental insurance for most of its properties, which covers only unknown environmental risks.

The Company believes that it is in compliance in all material respects with all Federal, state and local ordinances and regulations regarding hazardous or toxic substances. Management is not aware of any environmental liability that they believe would have a material adverse impact on the Company's financial position or results of operations. Management is unaware of any instances in which it would incur significant environmental costs if any or all properties were sold, disposed of or abandoned. However, there can be no assurance that any such non-compliance, liability, claim or expenditure will not arise in the future.

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

20. Extraordinary Item - Loss on Early Extinguishment of Debt

The consolidated statement of operations for the year ended December 31, 2001 includes the write-off of $140 in net deferred financing fees as a result of the repayment of the related mortgage debt.

21. Subsequent Events

On January 16, 2002, the Company sold Union Plaza, a 218,000 square foot shopping center located in New Castle, Pennsylvania for $4,750. The Company received a $3,560 purchase money note. The note, which matures January 15, 2005, requires monthly interest of 7% for year one, increasing at a rate of 1% per annum throughout the term. As part of the transaction, the Company has agreed to reimburse the purchaser 50% of the former Ames rent, or $43 per month, for a period of 18 months.

In February 2002, the Company completed a Tender Offer (note 1). The Company purchased a total of 5,523,974 Common Shares and Common OP Units at a purchase price of $6.05 per share for a total of $33,400.

In February 2002, the Board of Trustees voted to permit Yale University (Yale) to acquire 2,266,667 additional Common Shares from the Howard Hughes Medical Institute by granting a conditional waiver of the provision in the Company's Declaration of Trust that prohibits ownership positions in excess of 4% of the Company. The waiver was limited to this particular transaction. Following this, Yale owned 8,421,759 Common Shares, or 34% of the Company's outstanding Common Shares. Additionally, as a condition to approving the waiver, Yale agreed to establish a voting trust whereby all shares owned by Yale in excess of 30% of the Company's outstanding Common Shares, will be voted in the same proportion as all other shares voted, excluding Yale.

                               ACADIA REALTY TRUST
              SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 2001

                                                                                                              Costs capitalized
                                                                                        Buildings &             Subsequent
      Description                              Encumbrances               Land         Improvements            to Acquisition
-----------------------------------------------------------------------------------------------------------------------------------
Shopping Centers
Crescent Plaza                                   $ 8,766                $ 1,147           $ 7,425                $     512
   Brockton, MA
New Louden Centre                                  (1)                      505             4,161                   10,668
  Latham, NY
Ledgewood Mall                                     (1)                      619             5,434                   32,564
   Ledgewood, NJ
Mark Plaza                                             -                      -             4,268                    4,186
  Edwardsville, PA
Luzerne Street Plaza                               1,600                     35               315                    1,208
  Scranton, PA
Blackman Plaza                                         -                    120                 -                    1,599
  Wilkes- Barre, PA
East End Centre                                   16,054                  1,086             8,661                    3,559
  Wilkes-Barre, PA
Greenridge Plaza                                   6,100                  1,335             6,314                      926
  Scranton, PA
Plaza 422                                              -                    190             3,004                      517
  Lebanon, PA
Route 6 Mall                                       (1)                        -                 -                   12,696
  Honesdale , PA
Pittston Mall                                      3,676                  1,500                 -                    5,956
  Pittston , PA
Manahawkin                                         4,424                  2,360             9,396                    4,890
  Stafford Township, NJ
Berlin Shopping Centre                             (1)                    1,331             5,351                      205
  Berlin, NJ
Bradford Towne Centre                              (1)                        -                 -                   16,100
  Towanda, PA
Atrium Mall                                            -                    799             3,197                    1,655
   Abington, PA
Bloomfield Town Square                            14,000                  3,443            13,774                    1,206
   Bloomfield Hills, MI
Walnut Hill Plaza                                  2,000                  3,122            12,488                      634
   Woonsocket, RI
Elmwood Park Plaza                                     -                  3,248            12,992                      218
    Elmwood Park, NJ
Merrillville Plaza                                13,522                  4,288            17,152                      829
    Hobart, IN
Soundview Marketplace                              8,853                  2,428             9,711                    1,357
    Port Washington, NY
Marketplace of Absecon                                 -                  2,573            10,294                    2,423
    Absecon, NJ
Hobson West Plaza                                      -                  1,793             7,172                      477
    Naperville, IL
Smithtown Shopping Center                          9,106                  3,229            12,917                      993
    Smithtown, NY
Town Line Plaza                                    4,051                    878             3,510                    6,822
     Rocky Hill, CT
Branch Shopping Center                            12,350                  3,156            12,545                      218
     Village of the Branch, NY
The Caldor Shopping Center                             -                    956             3,826                        -
     Methuen, MA
Gateway Mall                                       6,194                  1,273             5,091                      136
      Burlington, VT
Mad River Station                                  7,305                  2,350             9,404                      111
     Dayton, OH
Pacesetter Park Shopping Center                        -                  1,475             5,899                      266
     Ramapo, NY
239 Greenwich                                     13,512                  1,817            15,846                      213
    Greenwich, CT


Residential Properties
Gate House, Holiday House, Tiger Village          11,017                  2,312             9,247                    1,192
      Columbia, MO
Village Apartments                                 9,682                  3,429            13,716                    1,165
      Winston Salem, NC
Colony Apartments                                  5,508                  1,118             4,470                      691
      Columbia, MO
Properties under development                           -                      -                 -                    7,127
                                          ---------------     ---------------------------------------------------------------------

                                               $ 261,607(4)            $ 53,915         $ 237,580                $ 123,319
                                          ===============     =====================================================================

[RESTUBBED TABLE]

                                                                                                                     Date of
                                                          Buildings &                          Accumulated       Acquisition (a)
      Description                             Land       Improvements             Total        Depreciation     Construction (c)
--------------------------------------------------------------------------------------------------------------------------------
Shopping Centers
Crescent Plaza                               $ 1,147          $ 7,937            $  9,084     $  3,444               1984(a)
   Brockton, MA
New Louden Centre                                505           14,829              15,334        5,466               1982(a)
  Latham, NY
Ledgewood Mall                                   619           37,998              38,617       18,229               1983(a)
   Ledgewood, NJ
Mark Plaza                                         -            8,454               8,454        4,446               1968(c)
  Edwardsville, PA
Luzerne Street Plaza                              35            1,523               1,558          921               1983(a)
  Scranton, PA
Blackman Plaza                                   120            1,599               1,719          228               1968(c)
  Wilkes- Barre, PA
East End Centre                                1,086           12,220              13,306        6,364               1986(c)
  Wilkes-Barre, PA
Greenridge Plaza                               1,335            7,240               8,575        3,498               1986(c)
  Scranton, PA
Plaza 422                                        190            3,521               3,711        2,279               1972(c)
  Lebanon, PA
Route 6 Mall                                   1,664           11,032              12,696        2,767               1995(c)
  Honesdale , PA
Pittston Mall                                  1,521            5,935               7,456        1,342               1995(c)
  Pittston , PA
Manahawkin                                     3,067           13,581              16,648        2,568               1993(a)
  Stafford Township, NJ
Berlin Shopping Centre                         1,331            5,556               6,887        1,533              1994 (a)
  Berlin, NJ
Bradford Towne Centre                            817           15,283              16,100        4,028              1994 (c)
  Towanda, PA
Atrium Mall                                      799            4,852               5,651          294               1998(a)
   Abington, PA
Bloomfield Town Square                         3,443           14,980              18,423        1,260               1998(a)
   Bloomfield Hills, MI
Walnut Hill Plaza                              3,122           13,122              16,244        1,406               1998(a)
   Woonsocket, RI
Elmwood Park Plaza                             3,248           13,210              16,458        1,096               1998(a)
    Elmwood Park, NJ
Merrillville Plaza                             4,288           17,981              22,269        1,661               1998(a)
    Hobart, IN
Soundview Marketplace                          2,428           11,068              13,496        1,066               1998(a)
    Port Washington, NY
Marketplace of Absecon                         2,573           12,714              15,287        1,057               1998(a)
    Absecon, NJ
Hobson West Plaza                              1,793            7,649               9,442          747               1998(a)
    Naperville, IL
Smithtown Shopping Center                      3,229           13,910              17,139        1,487               1998(a)
    Smithtown, NY
Town Line Plaza                                  909           10,301              11,210        1,582               1998(a)
     Rocky Hill, CT
Branch Shopping Center                         3,156           12,763              15,919        1,071               1998(a)
     Village of the Branch, NY
The Caldor Shopping Center                       956            3,826               4,782          323               1998(a)
     Methuen, MA
Gateway Mall                                   1,273            5,227               6,500          196               1999(a)
      Burlington, VT
Mad River Station                              2,350            9,515              11,865          689               1999(a)
     Dayton, OH
Pacesetter Park Shopping Center                1,475            6,165               7,640          360               1999(a)
     Ramapo, NY
239 Greenwich                                  1,817           16,059              17,876          941               1999(c)
    Greenwich, CT


Residential Properties
Gate House, Holiday House, Tiger Village       2,312           10,439              12,751        1,088               1998(a)
      Columbia, MO
Village Apartments                             3,429           14,881              18,310        1,446               1998(a)
      Winston Salem, NC
Colony Apartments                              1,118            5,161               6,279          490               1998(a)
      Columbia, MO
Properties under development                       -            7,127               7,127            -
                                          -------------------------------------------------------------

                                            $ 57,155        $ 357,658            $414,813     $ 75,373
                                          =============================================================

                              ACADIA REALTY TRUST
                             NOTES TO SCHEDULE III
                               December 31, 2001


1. This property serves as collateral for the financing with Dime Savings Bank in the amount of $58,148 (Note 6).


2. Depreciation and investments in buildings and improvements reflected in the statements of income is calculated over the estimated useful life of the assets as follows:

        Buildings             30 to 40 years
        Improvements          Shorter of lease term or useful life

3. The aggregate gross cost of property included above for Federal income tax purposes was $346,128 as of December 31, 2001.

4. Total encumbrances include $42,639 for a cross collateralized and securitized loan. As of December 31, 2001, these 17 properties were under contract for sale to a single buyer.

5. (a) Reconciliation of Real Estate Properties:

The following table reconciles the real estate properties from January 1, 1999 to December 31, 2001:

                                              For the years ended December 31,
                                              2001          2000         1999
                                              ----          ----         ----
Balance at beginning of year              $  514,139    $  569,521   $  551,249
Other improvements                            11,167        13,998       19,728
Properties acquired                                -             -       25,905
Impairment of real estate                    (15,886)            -            -
Property held for sale                       (90,106)      (54,819)     (27,301)
Fully depreciated assets written off               -           (11)         (60)
Sale of property                              (4,501)      (14,550)           -
                                           ---------     ---------    ---------
Balance at end of year                     $ 414,813     $ 514,139    $ 569,521
                                           =========     =========    =========

   (b) Reconciliation of Accumulated Depreciation:

The following table reconciles accumulated depreciation from January 1, 1999 to December 31, 2001:

                                              For the years ended December 31,
                                              2001          2000         1999
                                              ----          ----         ----
Balance at beginning of year               $ 102,461     $  90,932    $  87,202
Sale of property                              (2,410)         (453)           -
Property held for sale                       (41,026)       (5,374)     (14,074)
Fully depreciated assets written off               -           (11)         (60)
Depreciation related to real estate           16,348        17,367       17,864
                                           ---------     ---------    ---------
Balance at end of year                     $  75,373     $ 102,461    $  90,932
                                           =========     =========    =========

                                  EXHIBIT INDEX

The following is an index to all exhibits filed with the Annual Report on Form 10-K other than those incorporated by reference herein:


Exhibit
Number            Description
-------           -----------

10.54 Term Loan Agreement dated as of December 28, 2001, among Fleet National Bank and RD Branch Associates, L.P., et al

10.55 Term Loan Agreement dated as of December 21, 2001,among RD Woonsocket Associates Limited Partnership,et al. and The Dime Savings Bank of New York, FSB

10.56 Severance Agreement between the Company and Joel Braun, Sr. Vice President, dated April 6, 2001 (15)

10.57 Severance Agreement between the Company and Joseph Hogan, Sr. Vice President, dated April 6, 2001 (15)

10.58 Severance Agreement between the Company and Perry Kamerman, Sr. Vice President dated April 6, 2001 (15)

10.59 Severance Agreement between the Company and Tim Bruce, Sr. Vice President dated January 2001 (15)

21       List of Subsidiaries of Acadia Realty Trust

23       Consent of Independent Auditors to Form S-3 and Form S-8