Form 10-Q
period 2002-03-31
ACADIA REALTY TRUST
filed 2002-05-15
CIK 899629

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission File Number 1-12002

                               ACADIA REALTY TRUST
--------------------------------------------------------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

As of May 13, 2002, there were 24,700,328 common shares of beneficial interest, par value $.001 per share, outstanding.

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                                    FORM 10-Q




                                      INDEX

                                                                           Page

Part I:  Financial Information

Item 1.  Financial Statements (unaudited)

                Consolidated Balance Sheets as of
                March 31, 2002 and December 31, 2001                         1

                Consolidated Statements of Income for
                the three months ended March 31, 2002 and 2001               2

                Consolidated Statements of Cash Flows for
                the three months ended March 31, 2002 and 2001               3

                Notes to Consolidated Financial Statements                   5

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                       13

Item 3.  Quantitative and Qualitative Disclosure of Market Risk              19


Part II: Other Information

Item 6.  Exhibits                                                            20

         Signatures                                                          20

Part I.  Financial Information
Item 1.  Financial Statements


                      ACADIA REALTY TRUST AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                      March 31,
                                                        2002        December 31,
                                                    (unaudited)         2001
                                                    -----------     -----------
ASSETS
Real estate
Land                                                  $ 57,927         $ 57,677
Buildings and improvements                             367,128          363,149
                                                      --------         --------
                                                       425,055          420,826
Less: accumulated depreciation                          81,981           78,864
                                                      --------         --------
Net real estate                                        343,074          341,962
Cash and cash equivalents                               39,262           33,173
Cash in escrow                                           3,240            2,699
Investments in unconsolidated
  partnerships                                           5,135            5,169
Rents receivable, net                                    5,839            5,905
Note receivable                                          3,563           34,757
Prepaid expenses                                         2,041            1,683
Deferred charges, net                                   11,964           11,426
Other assets                                             1,972            1,859
Assets of discontinued operations                       47,755           55,306
                                                      --------         --------
                                                      $463,845         $493,939
                                                      ========         ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgage notes payable                                $218,966         $218,968
Accounts payable and accrued expenses                    4,286            5,024
Dividends and distributions payable                      3,745            4,119
Due to related parties                                      98              107
Other liabilities                                        3,735            3,863
Liabilities of discontinued operations                  43,351           43,944
                                                      --------         --------
Total liabilities                                      274,181          276,025
                                                      --------         --------
Minority interest in Operating
  Partnership                                           27,146           37,387
Minority interests in majority-
  owned partnerships                                     1,996            1,429
                                                      --------         --------
Total minority interests                                29,142           38,816
                                                      --------         --------
Shareholders' equity:
Common shares, $.001 par value,
  authorized 100,000,000 shares,
  issued and outstanding 24,700,328
  and 28,697,666 shares, respectively                       25               29
Additional paid-in capital                             166,834          189,378
Accumulated other comprehensive loss                      (489)          (1,206)
Deficit                                                 (5,848)          (9,103)
                                                      --------         --------
Total shareholders' equity                             160,522          179,098
                                                      --------         --------
                                                      $463,845         $493,939
                                                      ========         ========

                             See accompanying notes
                                        1

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                    (in thousands, except per share amounts)

                                                      March 31,       March 31,
                                                        2002            2001
                                                     (unaudited)     (unaudited)
                                                     -----------     -----------
Revenues
   Minimum rents                                      $ 12,344         $ 12,330
   Percentage rents                                        319              415
   Expense reimbursements                                2,691            3,264
   Lease termination income                              3,800               --
   Other                                                 1,014              425
                                                      --------         --------
   Total revenues                                       20,168           16,434
                                                      --------         --------
Operating Expenses
   Property operating                                    3,689            4,695
   Real estate taxes                                     2,040            2,184
   General and administrative                            1,450            1,189
   Depreciation and amortization                         3,745            3,520
                                                      --------         --------
   Total operating expenses                             10,924           11,588
                                                      --------         --------
Operating income                                         9,244            4,846
Equity in earnings of un-
 consolidated partnerships                                 118              152
Interest expense                                        (2,876)          (3,703)
Minority interest                                       (1,030)            (242)
                                                      --------         --------
Income from continuing operations                        5,456            1,053
                                                      --------         --------
Discontinued operations:
Income from discontinued operations                        376            1,017
Gain on sale of properties                               1,375               --
Minority interest                                         (741)            (198)
                                                      --------         --------
                                                         1,010              819
                                                      --------         --------
Income before extraordinary item and
 cumulative effect of change in
 accounting principle                                    6,466            1,872
Extraordinary item - Loss on early
 extinguishment of debt                                     --             (140)
Cumulative effect of a change in
 accounting principle                                       --             (149)
                                                      --------         --------
Net income                                            $  6,466         $  1,583
                                                      ========         ========
Earnings per Common Share - Basic and diluted:
Income from continuing operations                     $    .20         $    .04
Income from discontinued operations                        .04              .03
                                                      --------         --------
Income before extraordinary item
 and cumulative effect of a change
 in accounting principle                                   .24              .07
Extraordinary item                                          --               --
Cumulative effect of a change in
 accounting principal                                       --             (.01)
                                                      --------         --------
Net income per Common Share                           $    .24         $    .06
                                                      ========         ========


                             See accompanying notes
                                        2

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                 (in thousands)

                                                      March 31,        March 31,
                                                        2002             2001
                                                     (unaudited)     (unaudited)
                                                     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Income from continuing operations                      $ 5,456          $ 1,053
Adjustments to reconcile income from
 continuing operations to net cash
 provided by operating activities:
Depreciation and amortization                            3,745            3,520
Minority interests                                       1,030              242
Equity in earnings of unconsolidated
   partnerships                                           (118)            (152)
Provision for bad debts                                     34              273

Changes in assets and liabilities:
Funding of escrows, net                                   (541)            (169)
Rents receivable                                            32               40
Prepaid expenses                                          (358)             (64)
Other assets                                               177              (15)
Accounts payable and accrued expenses                   (1,187)            (856)
Due to related parties                                      (9)              13
Other liabilities                                          (53)             178
                                                       -------           ------
Net cash provided by operating activities                8,208            4,063
                                                       -------           ------
CASH FLOWS FROM INVESTING ACTIVITIES:

Expenditures for real estate and
 improvements                                           (5,421)          (2,013)
Distributions from unconsolidated partnerships             408              538
Note collected in connection with sale of property      34,780               --
Payment of deferred leasing costs                         (463)            (216)
                                                       -------           ------
Net cash provided by (used in) investing activities     29,304           (1,691)
                                                       -------           ------




                             See accompanying notes

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                 (in thousands)


                                                      March 31,        March 31,
                                                        2002             2001
                                                     (unaudited)     (unaudited)
                                                     -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

Principal payments on mortgages                      $    (967)        $(28,421)
Proceeds received on mortgage notes                        965           23,000
Payment of deferred financing and
 other costs                                              (123)             (11)
Dividends paid                                          (3,439)          (3,374)
Distributions to minority interests in
  Operating Partnership                                   (630)            (817)
Distributions on preferred Operating
  Partnership Units                                        (50)             (50)
Distributions to minority interests in
  Majority-owned partnership                               (38)              --
Repurchase of Common Shares                            (33,420)            (842)
                                                     ---------         --------
Net cash used in financing activities                  (37,702)         (10,515)
                                                     ---------         --------
Cash flows from discontinued operations:
Net cash provided by discontinued operations             5,551            1,680
                                                     ---------         --------

Increase (decrease) in cash and cash equivalents         5,361           (6,463)
Cash and cash equivalents, beginning of period          34,138           22,167
                                                     ---------         --------
                                                        39,499           15,704
Less: Cash of discontinued operations                     (237)          (2,289)
                                                     ---------         --------
Cash and cash equivalents, end of period             $  39,262         $ 13,415
                                                     =========         ========


Supplemental disclosure of cash flow information:
   Cash paid during the period for interest, net of
   amounts capitalized of $211 and $52,
   respectively                                      $   3,762         $  5,488
                                                     =========         ========




                             See accompanying notes

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                    (in thousands, except per share amounts)

1. THE COMPANY

Acadia Realty Trust (the "Company") is a fully integrated and self-managed real estate investment trust ("REIT") focused primarily on the ownership, acquisition, redevelopment and management of neighborhood and community shopping centers.

All of the Company's assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership (the "Operating Partnership") and its majority-owned partnerships. As of March 31, 2002, the Company controlled 87% of the Operating Partnership as the sole general partner.

The Company currently operates 35 properties, which it owns or has an ownership interest in, consisting of 31 neighborhood and community shopping centers, one enclosed mall and three multi-family properties, all of which are located in the Eastern and Midwestern regions of the United States. The above excludes 17 properties sold subsequent to March 31, 2002.

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

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information refer to the consolidated financial statements and accompanying footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

3. PROPERTY ACQUISITION AND DISPOSITION

On January 10, 2002, the Company purchased a three-acre site located in the Bronx, New York for $3,109. Simultaneously, the Company sold approximately 46% of the land to a self-storage facility for $3,300, recognizing a $1,500 gain on sale. The Company currently plans to build and lease a 15,000 square foot retail building on the remaining parcel.

In connection with its ongoing plan to dispose of certain non-core assets, the Company sold Union Plaza, a 218,000 square foot shopping center located in New Castle, Pennsylvania for $4,750 on January 16, 2002. The Company received a $3,560 purchase money note. The note, which matures January 15, 2005, requires monthly interest of 7% for year one, increasing at a rate of 1% per annum throughout the term. As part of the transaction, the Company has agreed to reimburse the purchaser 50% of the former Ames rent, or $22 per month, for a period of 18 months.

4. DISCONTINUED OPERATIONS

In October 2001, the Financial Accounting Standards Board issued Statement ("SFAS") No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets, which supercedes SFAS No. 121, Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to be Disposed Of. It also supercedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale, but broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. The statement is effective for fiscal years beginning after December 15, 2001 and was adopted by the Company for the year commencing January 1, 2002.

A significant component of the Company's business plan during 2001 and 2002 was the disposition of non-core real estate assets. Under this initiative, which was completed in April 2002, the Company sold two apartment complexes and 20 shopping centers in six separate transactions during 2001 and 2002 (the "Sold Properties"). The Company recorded a $14,756 impairment loss for the quarter ended September 30, 2001 on one of these shopping centers that was subsequently sold during the quarter ended March 31, 2002. 17 of the Sold Properties were shopping centers which were subject to a securitized loan, and were sold in April 2002 to a single buyer (note 15).

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)

4. DISCONTINUED OPERATIONS, continued

The results of operations of the Sold Properties are reported separately as discontinued operations for the three months ended March 31, 2002 and 2001. Assets and liabilities of the Sold Properties have been classified separately in the Company's consolidated balance sheets at March 31, 2002 and December 31, 2001. The following table summarizes financial information of the Sold Properties for all periods presented:

                                                      March 31,     December 31,
                                                        2002            2001
                                                    -----------     -----------
ASSETS
Net real estate                                       $ 41,327         $ 46,558
Cash and cash equivalents                                  237              965
Cash in escrow                                           2,322            2,547
Rents receivable, net                                      710            1,209
Prepaid expenses                                           567              625
Deferred charges, net                                    2,171            2,705
Other assets                                               421              697
                                                      --------         --------
Total assets                                            47,755           55,306
                                                      --------         --------
LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgage notes payable                                  42,438           42,639
Accounts payable and accrued expenses                      312              681
Other liabilities                                          601              624
                                                      --------         --------
Total liabilities                                       43,351           43,944
                                                      --------         --------
Net assets of discontinued operations                 $  4,404         $ 11,362
                                                      ========         ========

Revenues from discontinued operations for the three months ended March 31, 2002 and 2001, totaled $3,167 and $6,155, respectively.


5. TENANT LEASES

In March 2002, the Company received a $3,800 settlement of its claim against a former tenant, which is reflected as lease termination income in the accompanying consolidated statement of income.

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)


6. SHAREHOLDERS' EQUITY AND MINORITY INTERESTS

The following table summarizes the change in the shareholders' equity and minority interests since December 31, 2001:

                                                                        Minority          Minority
                                                                       interests in     interests in
                                                    Shareholders'       Operating       majority-owned
                                                      equity           Partnership(1)    partnerships
                                                    -------------      --------------   --------------
Balance at December 31, 2001                          $179,098           $37,387         $  1,429
Repurchase of Common Shares                            (33,420)               --               --
Conversion of 1,526,637 Operating Partnership
 Units into Common Shares by minority interests         10,872           (10,872)              --
Dividends and distributions declared
 of $0.13 per Common Share and
 Operating Partnership Unit                             (3,211)             (484)              --
Cash flow distribution                                      --                --              (38)
Net income for the period January 1
 through March 31, 2002                                  6,466             1,115              605
Other comprehensive income - Unrealized
 loss on valuation of swap agreements from
 unconsolidated partnerships                               717                --               --
                                                      --------           -------         --------
Balance at March 31, 2002                             $160,522           $27,146         $  1,996
                                                      ========           =======         ========

(1) Net income attributable to minority interest in Operating Partnership and distributions do not include a distribution on Preferred OP Units of $50.

Minority interests in Operating Partnership represent the limited partners' interest of 3,723,080 and 6,804,144 units in the Operating Partnership ("Common OP Units") at March 31, 2002 and 2001, respectively, and 2,212 units of preferred limited partnership interests ("Preferred OP Units"), with a nominal value of $1,000 per unit, which are entitled to a preferred quarterly distribution of $22.50 per unit (9% annually). Minority interests in majority-owned partnerships represent interests held by third parties in three partnerships in which the Company has a majority ownership position.

In February 2002, the Company completed a "modified Dutch Auction" tender offer (the "Tender Offer") whereby the Company purchased 5,523,974 Common Shares, comprised of 4,136,321 Common Shares and 1,387,653 Common OP Units converted to Common Shares, at a purchase price of $6.05.The aggregate purchase price paid was $33,400.

In addition to the Common OP units converted by limited partners in connection with the Tender Offer, certain limited partners also converted 138,984 Common OP Units into Common Shares on a one-for-one basis during the three months ended March 31, 2002.

In February 2002, the Board of Trustees voted to permit Yale University ("Yale") to acquire 2,266,667 additional Common Shares from the Howard Hughes Medical Institute by granting a conditional waiver of the provision in the Company's Declaration of Trust that prohibits ownership positions in excess of 4% of the Company. The waiver was limited to this particular transaction. Following this, Yale owned 8,421,759 Common Shares, or 34% of The Company's outstanding Common Shares. Additionally, as a condition to approving the waiver, Yale agreed to establish a voting trust whereby all shares owned by Yale University in excess of 30% of the Company's outstanding Common Shares, will be voted in the same proportion as all other shares voted, excluding Yale.

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)

7. INVESTMENT IN PARTNERSHIPS

Crossroads
The Company owns a 49% interest in the Crossroads Joint Venture and Crossroads II Joint Venture (collectively "Crossroads"), which collectively own a 311,000 square foot shopping center in White Plains, New York. The Company accounts for its investment in Crossroads using the equity method. Summary financial information of Crossroads and the Company's investment in and share of income from Crossroads follows:

                                                     March 31,     December 31,
                                                       2002            2001
                                                     --------      -----------
Balance Sheet
Assets:
Rental property, net                                 $  7,907        $  7,997
Other assets                                            3,540           3,715
                                                     --------        --------
Total assets                                         $ 11,447        $ 11,712
                                                     ========        ========

Liabilities and partners' equity
Mortgage note payable                                $ 33,998        $ 34,133
Other liabilities                                       2,395           2,759
Partners' equity                                      (24,946)        (25,180)
                                                     --------        --------
Total liabilities and partners' equity               $ 11,447        $ 11,712
                                                     ========        ========

Company's investment in Crossroads                   $  5,114        $  5,147
                                                     ========        ========

                                           For the three months ended March 31,

                                                       2002            2001
                                                       ----            ----
Statement of Income
Total revenue                                        $  1,715        $  1,778
Operating and other expenses                              497             464
Interest expense                                          625             669
Depreciation and amortization                             135             134
                                                     --------        --------
Net income                                           $    458        $    511
                                                     ========        ========


Company's share of net income                        $    216        $    250
Amortization of excess investment
(See below)                                                98              98
                                                     --------        --------
Income from partnerships                             $    118        $    152
                                                     ========        ========


The unamortized excess of the Company's investment over its share of the net equity in Crossroads at the date of acquisition was $19,580. The portion of this excess attributable to buildings and improvements is being amortized over the life of the related property.

Acadia Strategic Opportunity Fund, LP ("ASOF")

In 2001, the Company formed a joint venture, ASOF, with four of its institutional investors for the purpose of acquiring real estate assets. As of March 31, 2002, ASOF had not yet acquired any assets. As of and for the three months ended March 31, 2002, ASOF had total assets and equity, each of $97, and a net loss of $339. The Company's investment in, and share of the net loss of ASOF were $21 and $0, respectively.

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)

8. INTEREST RATE HEDGES

On January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments. Specifically, SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Additionally, the fair value of those instruments will affect either shareholders' equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

In connection with the adoption of SFAS No. 133, the Company recorded a transition adjustment of $149 related to the January 1, 2001 valuation of two LIBOR rate caps that hedge $23,047 of variable-rate mortgage debt. This adjustment is reflected as a cumulative effect of a change in accounting principle in the accompanying consolidated statement of income.

The Company is a party to two swap agreements with a bank through its 49% interest in the Crossroads Joint Venture and Crossroads II (see note 7). These swap agreements effectively fix the interest rate on the Company's pro rata share, or $16,659, of the joint venture mortgage debt.
The Company is also a party to two interest rate swap transactions which hedge the Company's exposure to changes to interest rates with respect to $50,000 of LIBOR based variable rate debt. The first swap agreement, which extends through April 1, 2005, provides for a fixed all-in rate of 6.55% (includes a credit spread of 1.75%) on $30,000 of notional principal. The second swap agreement, which extends through October 1, 2006, provides for a fixed all-in rate of 6.28% (includes a credit spread of 1.75%) on $20,000 of notional principal.

As of March 31, 2002, unrealized losses of $489 representing the fair value of the aforementioned swaps were reflected in accumulated other comprehensive loss.

The following table summarizes the notional values and fair values of the Company's derivative financial instruments. The notional value provides an indication of the extent of the Company's involvement in these instruments on March 31, 2002, but does not represent exposure to credit, interest rate or market risks.



Hedge Type    Notional Value       Rate     Interest Maturity    Fair Value
----------    --------------       ----     -----------------    ----------
  Swap(1)        $11,974           5.94%        6/16/07             $(368)
  Swap(1)          5,000           6.48%        6/16/07              (278)
  Swap            30,000           4.80%        4/1/05               (283)
  Swap            20,000           4.53%        10/1/06               402
  Caps            24,000           6.50%        9/1/02                 --


(1) Relates to the Company's investments in unconsolidated partnerships

On March 31, 2002, the derivative instruments were reported at their fair value as other assets of $402, other liabilities of $283 and investments in unconsolidated partnerships of ($646). For the three months ended March 31, 2002, the Company recorded an unrealized $17 gain in earnings due to partial ineffectiveness on one of the swaps. The ineffectiveness resulted from differences between the swap notional and the principal amount of the hedged variable rate debt.

The Company's interest rate hedges are designated as cash flow hedges and hedge the future cash outflows on debt. Interest rate swaps that convert variable payments to fixed payments-such as those held by the Company, as well as interest rate caps, floors, collars, and forwards are cash flow hedges. The unrealized gains/losses in the fair value of these hedges are reported on the balance sheet with a corresponding adjustment to either accumulated other comprehensive income or earnings depending on the type of hedging relationship. For cash flow hedges, offsetting gains and losses are reported in accumulated other comprehensive income. Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified to earnings. This reclassification occurs over the same time period in which the hedged items affect earnings. Within the next twelve months, the Company expects to reclassify to earnings as interest expense approximately $121 of the current balance held in accumulated other comprehensive loss.

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

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)

9. MORTGAGE LOANS

On March 15, 2002, the Company extended its existing loan with a bank through March 15, 2007 and drew down an additional $1,000. As of March 31, 2002, $5,000 was outstanding under this loan.

10. RELATED PARTY TRANSACTIONS

The Company currently manages one property in which a shareholder of the Company has an ownership interest for which the Company earns a management fee of 3% of tenant collections. In 2001, the Company terminated a contract to manage a property owned by a related party that earned fees of 3.25% of tenant collections. Management fees earned by the Company under these contracts aggregated $61 and $95 for the three months ended March 31, 2002 and 2001, respectively.

In connection with the Company's Tender Offer, which was completed in February 2002, Mr. Dworman tendered and sold 492,271 Common OP Units (after converting these to Common Shares on a one-for-one basis) and 107,729 Common Shares (note
6).

11. DIVIDENDS AND DISTRIBUTIONS PAYABLE

On March 21, 2002, the Board of Trustees of the Company approved and declared a cash quarterly dividend for the three months ended March 31, 2002 of $0.13 per Common Share and Common OP Unit. The dividend was paid on April 15, 2002 to the shareholders of record as of March 29, 2002. The Board of Trustees also approved a distribution of $22.50 per Preferred OP Unit that was paid on April 15, 2002.

12. PER SHARE DATA

For the three months ended March 31, 2002 and 2001, basic earnings per share was determined by dividing the net income applicable to common shareholders for each period by the weighted average number of common shares of beneficial interest ("Common Shares") outstanding during each period consistent with SFAS No. 128, Earnings per Share. The weighted average number of shares outstanding for the three-month periods ended March 31, 2002 and 2001 were 26,376,443 and 28,091,479, respectively.

Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Shares were exercised or converted into Common Shares or resulted in the issuance of Common Shares that then shared in the earnings of the Company. For the three months ended March 31, 2002 and 2001 no additional shares were reflected as the impact would be anti-dilutive in such periods.

13. COMPREHENSIVE LOSS

Comprehensive loss for the three months ended March 31, 2002 totaled $7,183 and was comprised of net income of $6,466 and other comprehensive income of $717. The following table sets forth the change in accumulated other comprehensive loss for the period since December 31, 2001:

Accumulated other comprehensive loss -
Balance at December 31, 2001                          $ 1,206
Unrealized gain on valuation of swap
 agreements                                              (717)
                                                      --------
Balance at March 31, 2002                             $   489
                                                      ========


As of March 31, 2002, the balance in accumulated other comprehensive loss was comprised entirely of unrealized losses on the valuation of swap agreements.

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)

14. SEGMENT REPORTING

As a result of the discontinued operations (note 4), the Company currently operates in predominantly one industry segment. The Company's current focus is on the ownership, acquisition, redevelopment and management of neighborhood and community shopping centers. The Company currently operates 35 properties, of which 32 are shopping centers located in the Eastern and Midwestern regions of the United States. Management does not group its operations on a geographic basis and measures performance and evaluates each property on an individual basis and allocates resources based thereon, independent of the other properties within the portfolio. Accordingly, the Company believes it has a single reportable segment for disclosure purposes in accordance with accounting principles generally accepted in the United States. Furthermore, no single tenant comprises more than 10% of the total revenues for the Company and none of the Company's shopping centers are located in a foreign country.

Prior to the sale of two major apartment complexes during 2001, the Company had two reportable segments: retail properties and multi-family properties. Both the Company's multi-family properties and retail properties contributed in excess of 10% of the Company's revenues, respectively. Segment information for the three months ended 2001 is presented below:

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
                                                                                                             ========


14. PRO FORMA INFORMATION

The following unaudited pro-forma condensed consolidated information for the three months ended March 31, 2002 and 2001 are presented as if the Sold Properties (note 4) had been sold as of January 1, 2000.

                                                      March 31,       March 31,
                                                        2002            2001
                                                     -----------     -----------
Revenues                                              $ 20,168         $ 16,434
                                                      ========         ========

Income before extraordinary item                      $  5,456         $    904
                                                      ========         ========

Net income                                            $  5,456         $    764
                                                      ========         ========
Net income per Common Share -
 Basic and diluted                                    $    .20         $    .03
                                                     =========        =========

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)

15. SUBSEQUENT EVENTS

On April 24, 2002, the Company sold a multi-property portfolio for $52,700. The portfolio consisted of 17 retail properties, which are cross-collateralized in a securitized loan program and in the aggregate contained approximately 2.3 million square feet. As part of the transaction, the buyer assumed the outstanding mortgage debt of $42,438. The Company retained a senior, preferred interest in the acquiring entity in the amount of $6,262, which earns an initial annual preferred return of 15% that increases by 1% annually for the following three years. The Company has the right to require the Buyer to redeem the preferred interest at face value at the end of the fifth year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is based on the consolidated financial statements of Acadia Realty Trust (the "Company") as of March 31, 2002 and 2001 and for the three months then ended. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto. Operating results for all periods presented reflect the results of the Sold Properties on a discontinued basis for financial reporting purposes. Certain amounts for the three months ended March 31, 2001 have been reclassified to conform to the current presentation.

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

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2002 ("2002") to the three-month period ended March 31, 2001 ("2001")

Total revenues increased $3.8 million, or 23%, to $20.2 million for 2002 compared to $16.4 million for 2001.

Minimum rents of $12.3 million were essentially unchanged from 2001. The net variance was a combination of increases in rents from retenanting activities and rent step-ups for existing tenants offset by a decrease in rents following certain tenant bankruptcies.

Percentage rents decreased $96,000, or 23%, to $319,000 for 2002 compared to $415,000 for 2001. This decrease was primarily attributable to certain tenant bankruptcies contributing to lower percentage rent income in 2002.

In total, expense reimbursements decreased $573,000, or 18%, from $3.3 million for 2001 to $2.7 million for 2002. Common area maintenance ("CAM") expense reimbursements, which comprise the majority of the variance between years, decreased $461,000, or 30%, from $1.6 million in 2001 to $1.1 million in 2002. This resulted primarily from a decrease in snow removal costs following a mild winter in 2002. Lease termination income of $3.8 million was the result of a claim settlement against a former tenant.

Lease termination income of $3.8 million in 2002 was the result of the settlement of the Company's claim against a former tenant.

Other income increased $589,000, or 139%, to $1.0 million in 2002 compared to $425,000 for 2001. This was primarily due to an increase of $265,000 in asset management fees earned in 2002 and a $260,000 increase in interest income due to higher interest earning assets in 2002.

Total operating expenses decreased $664,000, or 6%, to $10.9 million for 2002, from $11.6 million for 2001.

Property operating expenses decreased $1.0 million, or 21%, to $3.7 million for 2002 compared to $4.7 million for 2001. This decrease was the result of lower CAM expenses (primarily snow removal costs) throughout the portfolio, lower utility expenses following the redevelopment of the Elmwood Park Shopping Center and a decrease in bad debt expense in 2002.

General and administrative expense increased $261,000, or 22%, from $1.2 million for 2001 to $1.5 million for 2002. This increase was primarily attributable to an increase in third-party professional fees in 2002 related to the Company's Tender Offer.

Depreciation and amortization increased $225,000, or 6%, from $3.5 million for 2001 to $3.7 million for 2002. Depreciation expense increased $40,000. This was a result of increased depreciation expense related to capitalized tenant installation costs during 2001 and 2002. Amortization expense increased $185,000, which was primarily attributable to the write-off of deferred leasing costs related to certain tenant leases.

Interest expense of $2.9 million for 2002 decreased $827,000, or 22%, from $3.7 million for 2001. Of this decrease, $950,000 was the result of a lower average interest rate on the portfolio mortgage debt and $159,000 was due to more capitalized interest in 2002. These decreases were offset by $282,000 of higher average outstanding borrowings during 2002.

The $140,000 extraordinary loss in 2001 was a result of the write-off of deferred financing fees as a result of the early repayment of the related debt.

The $149,000 cumulative effect of a change in accounting principle in 2001 was a transition adjustment related to the valuation of LIBOR rate caps recognized in connection with the January 1, 2001 adoption of SFAS No. 133.

Income from discontinued operations decreased $641,000 due to the timing of property sales in 2001 and 2002 (note 4).

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

NAREIT defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Effective January 1, 2000, NAREIT clarified the definition of FFO to include non-recurring events except those that are defined as "extraordinary items" under GAAP. The reconciliation of net income to FFO for the three months ended March 31, 2002 and 2001 is as follows:

                                                         For the three months
                                                           ended March 31,
                                                          2002        2001
                                                          ----        ----

Net income                                              $ 6,466     $ 1,583
Depreciation of real estate and amortization of
leasing costs:
   Wholly-owned and consolidated
     partnerships                                         4,339       4,689
   Unconsolidated  partnerships                             157         157
Income attributable to minority interest in
   Operating Partnership (a)                              1,116         379
Gain on sale of properties                                 (802)         --
Extraordinary item                                           --         140
Cumulative effect of a change in
 accounting principle                                        --         149
                                                        -------     -------
Funds from operations                                    11,276       7,097

Less: Funds from operations - Discontinued
        operations                                       (1,207)     (2,433)
                                                        -------     -------
Funds from operations - Continuing operations           $10,069     $ 4,664
                                                        =======     =======
Cash flows provided by (used in):
Operating activities                                    $ 8,208     $ 4,063
Investing activities                                     29,304      (1,691)
Financing activities                                    (37,702)    (10,515)


(a) Does not include distributions paid to Preferred OP Unitholders.

(b) Assumes full conversion of a weighted average 4,379,309 and 6,804,144 Common OP Units into Common Shares for the three months ended March 31, 2002 and 2001.

LIQUIDITY AND CAPITAL RESOURCES

Uses of Liquidity

The Company's principal uses of its liquidity are expected to be for distributions to its shareholders and OP unitholders, debt service and loan repayments, and property investment which includes funding of its joint venture commitments, acquisition, redevelopment, expansion and retenanting activities. In order to qualify as a REIT for Federal income tax purposes, the Company must currently distribute at least 90% of its taxable income to its shareholders. On March 21, 2002, the Board of Trustees of the Company approved and declared a cash quarterly dividend for the quarter ended March 31, 2002 of $0.13 per Common Share and Common OP Unit. The dividend was paid on April 15, 2002 to the shareholders of record as of March 29, 2002. The Board of Trustees also approved a distribution of $22.50 per Preferred OP Unit, which was paid on April 15, 2002.

     Acadia Strategic Opportunity Fund, LP

As announced in 2001, the Company has committed $20 million to a new joint venture formed with four of its institutional shareholders, for the purpose of acquiring additional community and neighborhood shopping centers. To date, the Company has funded $186,000 of this commitment in connection with organization and start-up costs. No properties have been acquired yet.

     Property Redevelopment and Expansion

The Company's redevelopment program focuses on selecting well-located neighborhood and community shopping centers and creating significant value through retenanting and property redevelopment. The Company currently has two redevelopment projects in progress as follows:

Elmwood Park Shopping Center - This shopping center located in Elmwood Park, New Jersey, is approximately ten miles west of New York City. The redevelopment consists of reanchoring, renovating and expanding the existing 125,000 square foot shopping center by 30,000 square feet. The first phase of the redevelopment is complete. It included the relocation and expansion of a Walgreen's into a 15,000 square foot, state-of-the-art drugstore that includes a drive-through pharmacy. Construction is underway on the second phase, which consists of building a 49,000 square foot freestanding Pathmark supermarket to replace the former undersized (28,000 square feet) in-line Grand Union supermarket. As of March 31, 2002, costs incurred on this project totaled $1.9 million (net of reimbursements). The Company expects remaining redevelopment costs of approximately $6.2 million to complete this project. In addition, the Company is obligated, in connection with the 1998 transaction with RD Capital, Inc. in which the Company acquired the Elmwood Park Shopping Center, to issue Common OP Units equal to up to $2.8 million upon the supermarket rent commencement at this project.

Gateway Shopping Center - The redevelopment of the Gateway Shopping Center, a partially enclosed mall located in South Burlington, Vermont, includes the demolition of 90% of the property and the construction of a new anchor supermarket. Following the bankruptcy of the former anchor supermarket, Grand Union, the lease was assigned to and assumed by Shaw's Supermarkets. The Company has executed a new lease with Shaw's Supermarkets for the construction of a new 72,000 square foot supermarket. This will replace the 32,000 square foot store formerly occupied by Grand Union. Total costs through March 31, 2002 for this project, including the original acquisition costs, were $8.8 million. The Company estimates $8.6 million of remaining costs to complete this redevelopment.

Additionally, for the balance of 2002, the Company currently estimates that capital outlays of approximately $2.5 to $4.0 million will be required for tenant improvements, related renovations and other property improvements related to executed leases.

     Share Repurchase

The Company's repurchase of its Common Shares is an additional use of liquidity. On December 20, 2001, the Company commenced the Tender Offer to repurchase up to 4,784,615, or 14% of its outstanding Common Shares and Common OP Units (collectively, "Shares"). Under the terms of the Tender Offer, the Company invited shareholders to tender their Shares at a minimum price of $6.05 and a maximum of $6.50. Upon receiving all tendered Shares, the Company would select the lowest price (the "Purchase Price") that would permit it to purchase the 4,784,615 Shares. All Shares purchased by the Company would be at a single price, even if tendered below the Purchase Price. Separate from the Tender Offer, the Company also agreed to purchase 600,000 Shares from Mr. Dworman at the Purchase Price determined through the Tender Offer. This agreement was subsequently cancelled and Mr. Dworman participated in the Tender Offer, which was expanded by 600,000 Shares. Upon completion of the Tender Offer in February 2002, the Company purchased 5,523,974 Shares, comprised of 4,136,321 Common Shares and 1,387,653 Common OP Units (which were converted to Common Shares upon tender), at a Purchase Price of $6.05. The total Shares acquired in the Tender Offer included 139,359 Shares purchased pursuant to the Company's right to increase the Tender Offer by an additional 2% of its Common Shares outstanding. The aggregate purchase price paid for the 5,523,974 Shares was $33.4 million.

In addition to the Tender Offer, the Company has an existing share repurchase program which authorizes Management, at its discretion, to repurchase up to $20.0 million of the Company's outstanding Common Shares. Through May 8, 2002, the Company had repurchased 1,928,432 Common Shares (net of 123,173 shares reissued) at a total cost of $11.6 million. The program may be discontinued or extended at any time and there is no assurance that the Company will purchase the full amount authorized.
                                       15

Sources of Liquidity

The Company intends on using ASOF as the primary vehicle for future acquisitions. Sources of capital for funding the Company's joint venture commitment, other property acquisitions, redevelopment, expansion and retenanting, as well as future repurchase of Common Shares are expected to be obtained primarily from cash on hand, additional debt financings and future sales of existing properties. As of March 31, 2002, the Company had a total of approximately $28.0 million of additional capacity with four lenders, of which the Company is required to draw $7.7 million by June 2002 and an additional $9.4 million by December 2002, or forego the ability to draw these funds at any time during the remaining term of the loans. Of the remaining capacity, approximately $4.0 million is subject to additional leasing requirements at the collateral properties and certain lender requirements which the Company has not yet satisfied. The Company also had cash on hand of $39.3 million as well as seven properties that are currently unencumbered and therefore available as potential collateral for future borrowings. The Company anticipates that cash flow from operating activities will continue to provide adequate capital for all debt service payments, recurring capital expenditures and REIT distribution requirements.

     Financing and Debt

At March 31, 2002, mortgage notes payable aggregated $219.0 million and were collateralized by 28 properties and related tenant leases (this excludes mortgage debt of $42.4 million assumed by the buyer of the 17-property portfolio sold on April 24, 2002 - see Asset Sales below). Interest on the
Company's mortgage indebtedness ranged from 3.3% to 9.9% with maturities that ranged from May 2002 to January 2011. Of the total outstanding debt, $62.6 million, or 29%, was carried at fixed interest rates with a weighted average of 8.3%, and $156.4 million, or 71%, was carried at variable rates with a weighted average of 3.7%. Taking into effect $50.0 million of notional principal under variable to fixed-rate swap agreements, $112.6 million of the portfolio, or 51% was fixed at a 7.5% weighted average interest rate. Of the total outstanding debt, $57.0 million will become due by 2003, with scheduled maturities of $38.0 million at a weighted average interest rate of 4.8% in 2002, and $19.0 million with a weighted average interest rate of 3.8% in 2003. As the Company does not anticipate having sufficient cash on hand to repay such indebtedness, it will need to refinance this indebtedness or select other alternatives based on market conditions at that time. See the notes to the consolidated financial statements for additional detail related to the Company's mortgage debt.

The Company owns a 49% interest in Crossroads. The Company accounts for its investment in Crossroads using the equity method of accounting as it has a non-controlling investment in Crossroads, but exercises significant influence. As such, the Company's financial statements reflect its share of income from, but not the assets and liabilities of Crossroads. The Company's effective pro-rata share of Crossroads mortgage debt as of March 31, 2002 was $16.7 million. Interest on the debt, which matures in October 2007, has been effectively fixed at 7.2% through variable to fixed-rate swap agreements. The Company's effective pro-rata share of debt from Acadia Strategic Opportunity Fund, LP, which has not yet acquired any property and as such currently has no debt, will be approximately 22% of any future outstanding debt.

The Company currently has one outstanding letter of credit for $2.0 million, from which no amounts have been drawn against, related to the completion of certain work at one of its properties currently under redevelopment. The following summarizes the financing and refinancing transactions since December 31, 2001:

On March 15, 2002, the Company extended a maturing $7.0 million loan with a bank. The debt, which is secured by one of the Company's properties, requires the monthly payment of interest at the rate of LIBOR plus 175 basis points and principal amortized over 25 years and now matures March 15, 2007.

On April 16, 2002, the Company closed on a $9.4 million loan with a bank. The debt, which is secured by one of the Company's properties and matures January 1, 2007, initially requires the monthly payment of interest at the rate of LIBOR plus 300 basis points and principal amortized over 25 years. Following the completion of certain construction at the property, the rate decreases to LIBOR plus 175 basis points. The Company has drawn $6.3 million under this facility to repay $6.2 million to the previous lender on the property and for loan closing costs. Upon completion of the planned construction at this property and subject to other conditions including loan-to-value limit and debt service coverage ratio, the Company may draw the remaining $3.1 available under this facility.

The following table summarizes the Company's mortgage indebtedness as of March 31, 2002:

                                                       March 31,               December 31,          Interest
                                                         2002                      2001                Rate
                                                       -------                   -------              ------
       Mortgage notes payable - variable-rate
Fleet Bank, N.A.                                         5,000                     4,051        3.65% (LIBOR + 1.75%)
Fleet Bank, N.A.                                         9,079                     9,106        3.66% (LIBOR + 1.78%)
Sun America Life Insurance Company                      13,429                    13,521        3.91% (LIBOR + 2.05%)
Sun America Life Insurance Company                       9,618                     9,682        3.93% (LIBOR + 2.05%)
Fleet Bank, N.A.                                         8,823                     8,853        3.62% (LIBOR + 1.75%)
Metropolitan Life Insurance Company                     10,800                    10,800        3.88% (LIBOR + 2.00%)
First Union National Bank                               13,481                    13,512        3.32% (LIBOR + 1.45%)
Dime Savings Bank of NY                                 57,858                    58,149        3.63% (LIBOR + 1.75%)
Fleet Bank, N.A.                                        12,320                    12,350        3.62% (LIBOR + 1.75%)
Dime Savings Bank                                       15,935                    16,000        3.73% (LIBOR + 1.85%)
                                                      --------                  --------
                         Total variable-rate debt      156,343                   156,024
                                                      --------                  --------
       Mortgage notes payable - fixed rate
Huntoon Hastings Capital Corp.                           6,182                     6,194        9.88%
Anchor National Life Insurance Company                   3,650                     3,676        7.93%
Mellon Mortgage Company                                  7,269                     7,305        9.60%
Northern Life Insurance Company                          2,546                     2,619        7.70%
Reliastar Life Insurance Company                         1,755                     1,805        7.70%
Metropolitan Life Insurance Company                     24,734                    24,820        8.13%
Bank of America, N.A.                                   10,992                    11,017        7.55%
Bank of America, N.A.                                    5,495                     5,508        7.55%
                                                      --------                  --------
                         Total fixed-rate debt          62,623                    62,944
                                                      --------                  --------
                                                      $218,966                  $218,968
                                                      ========                  ========
                                                                                       Properties       Payment
                                                                      Maturity         Encumbered        Terms
                                                                     ----------        ----------       -------
                    Mortgage notes payable - variable-rate
Fleet Bank, N.A.                                                      03/15/07             (1)             (2)
Fleet Bank, N.A.                                                      05/31/02             (3)             (2)
Sun America Life Insurance Company                                    08/01/02             (4)             (2)
Sun America Life Insurance Company                                    10/01/02             (5)             (2)
Fleet Bank, N.A.                                                      08/01/03             (6)             (2)
Metropolitan Life Insurance Company                                   11/01/03             (7)            (22)
First Union National Bank                                             01/01/05             (8)             (2)
Dime Savings Bank of NY                                               04/01/05             (9)             (2)
Fleet Bank, N.A.                                                      01/01/07            (10)             (2)
Dime Savings Bank                                                     01/01/07            (11)             (2)

                    Mortgage notes payable - fixed rate
Huntoon Hastings Capital Corp.                                        09/01/02            (12)          $55(2)
Anchor National Life Insurance Company                                01/01/04            (13)          $33(2)
Mellon Mortgage Company                                               05/23/05            (14)          $70(2)
Northern Life Insurance Company                                       12/01/08            (15)          $41(2)
Reliastar Life Insurance Company                                      12/01/08            (15)          $28(2)
Metropolitan Life Insurance Company                                   11/01/10            (16)         $197(2)
Bank of America, N.A.                                                 01/01/11            (17)          $78(2)
Bank of America, N.A.                                                 01/01/11            (18)          $39(2)

Notes:
(1)  Town Line Plaza                     (10) Branch Shopping Center                   (17) GHT Apartments
                                              Abington Towne Center
(2)  Monthly principal and interest           Methuen Shopping Center                  (18) Colony Apartments

(3)  Smithtown Shopping Center           (11) Walnut Hill Plaza
                                              Bloomfield Town Square
(4)  Merrillville Plaza
                                         (12) Gateway Shopping Center
(5)  Village Apartments
                                         (13) Pittston Plaza
(6)  Soundview Marketplace

(7)  Greenridge Plaza                    (14) Mad River Station Shopping Center
     Lierne Street Plaza                      (refinanced subsequent to March 31, 2002)
     Valmont Plaza
                                         (15) Manahawkin Shopping Center
(8)  239 Greenwich Avenue

(9)  Ledgewood Mall                      (16) Crescent Plaza
     New Louden Center                        East End Centre
     Route 6 Plaza
     Bradford Towne Centre
     Berlin Shopping Center

























     Asset Sales

Asset sales are an additional source of liquidity for the Company. On January 10, 2002, the Company purchased a three-acre site located in the Bronx, New York for $3.1 million. Simultaneously, the Company sold approximately 46% of the land to a self-storage facility for $3.3 million, recognizing a $1.5 million gain on sale. The Company currently plans to build and lease a 15,000 square foot retail building on the remaining parcel.

In connection with its ongoing plan to dispose of certain non-core assets, the Company sold Union Plaza, a 218,000 square foot shopping center located in New Castle, Pennsylvania for $4.8 on January 16, 2002. The Company received a $3.6 million purchase money note. The note, which matures January 15, 2005, requires monthly interest of 7% for year one, increasing at a rate of 1% per annum throughout the term. As part of the transaction, the Company has agreed to reimburse the purchaser 50% of the former Ames rent, or $22,000 per month, for a period of 18 months.

On April 24, 2002, the Company sold a multi-property portfolio for $52.7 million. The portfolio consisted of 17 retail properties, which are cross-collateralized in a securitized loan program and in the aggregate contained approximately 2.3 million square feet. As part of the transaction, the buyer assumed the outstanding mortgage debt of $42.4 million. The Company retained a senior, preferred interest in the acquiring entity in the amount of $6.3 million, which earns an initial annual preferred return of 15% that increases by 1% annually for the following three years. The Company has the right to require the Buyer to redeem the preferred interest at face value at the end of the fifth year.

HISTORICAL CASH FLOW

The following discussion of historical cash flow compares the Company's cash flow for the three-month period ended March 31, 2002 ("2002") with the Company's cash flow for the three-month period ended March 31, 2001 ("2001").

Cash and cash equivalents were $39.3 million and $13.4 million at March 31, 2002 and 2001, respectively. The increase of $25.9 million was a result of the following increases and decreases in cash flows:

                                                                     Three months ended March  31,
                                                                       2002             2001              Change
                                                                            (in millions)
Net cash provided by operating activities                              $ 8.2            $ 4.1            $  4.1
Net cash provided by (used in) investing activities                     29.3             (1.7)             31.0
Net cash used in financing activities                                  (37.7)           (10.5)            (27.2)
Net cash provided by discontinued operations                             5.6              1.7               3.9

The variance in net cash provided by operating activities resulted from an increase of $5.2 million in operating income before non-cash expenses in 2002, which was primarily due to $3.8 million of lease termination income received in 2002 and lower interest expense due to lower average interest rates on the portfolio mortgage debt. This increase was partially offset by a net decrease in cash provided by changes in operating assets and liabilities of $1.1 million, primarily accounts payable and other liabilities.

The variance in net cash provided by (used in) investing activities was primarily the result of an increase of $34.8 million received in 2002 from the collection of a note receivable from the sale of a property offset by an increase of $3.7 million in expenditures for real estate acquisitions, development and tenant installation in 2002.

The increase in net cash used in financing activities resulted primarily from $33.4 million of cash used in 2002 for the Company's Tender Offer and a decrease of $22.0 million of cash provided by additional borrowings and related financing costs in 2002. This was partially offset by $27.5 million of additional cash used in 2001 for the repayment of debt.

The increase in net cash provided by discontinued operations was a result of an increase in net sales proceeds of $4.0 million received in 2002 (note 4).

CRITICAL ACCOUNTING POLICIES

Management's discussion and analysis of financial condition and results of operations is based upon the Company's consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Company bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its significant judgments and estimates used in the preparation of its consolidated financial statements.

Valuation of Property Held for Use and Sale

On a quarterly basis, the Company reviews the carrying value of both properties held for use and for sale. The Company records impairment losses and reduces the carrying value of properties when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases where the Company does not expect to recover its carrying costs on properties held for use, the Company reduces its carrying cost to fair value, and for properties held for sale, the Company reduces its carrying value to the fair value less costs to sell. Based on the foregoing criterea, management does not believe that the value of the properties held for sale or properties in use are impaired as of March 31, 2002.

Bad Debts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make payments on arrearages in billed rents, as well as the likelihood that tenants will not have the ability to make payment on unbilled rents including estimated expense recoveries and straight-line rent. As of March 31, 2002, the Company had recorded an allowance for doubtful accounts of $2.2 million. If the financial condition of the Company's tenants were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Currently, the Company manages its exposure to fluctuations in interest rates primarily through the use of fixed-rate debt, interest rate swap agreements and LIBOR caps. The Company is a party to two interest rate swap transactions to hedge the Company's exposure to changes in interest rates with respect to $50.0 million of LIBOR based variable rate debt. In addition, $23.6 million of notional variable-rate principal is hedged through the use of LIBOR caps as of March 31, 2002. The Company also has two interest rate swaps hedging the Company's exposure to changes in interest rates with respect to $16.7 million of LIBOR based variable rate debt related to its investment in Crossroads.

Of the Company's total outstanding debt, $57.0 million will become due by 2003. As the Company intends on refinancing some or all of such debt at the then-existing market interest rates which may be greater than the current interest rate, the Company's interest expense would increase by approximately $570,000 annually if the interest rate on the refinanced debt increased by 100 basis points. Furthermore, interest expense on the Company's variable debt as of March 31, 2002 would increase by $1.1 million annually for a 100 basis point increase in interest rates. The Company may seek additional variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, the Company would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.

                           Part II. Other Information

Item 1. Legal Proceedings

There have been no material legal proceedings beyond those previously disclosed in the Registrants filed Annual Report on Form 10-K for the year ended December 31, 2001.

Item 2. Changes in Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K

The following Form 8-K's were filed during the three months ended March 31, 2002

1) Form 8-K filed January 23, 2002 (earliest event January 23, 2002), reporting in Item 5. a press release issued by the Registrant discussing the impact of Kmart Corporation announcing Chapter 11 bankruptcy.
2) Form 8-K filed March 5, 2002 (earliest event March 5, 2002), reporting in Item 9. certain supplemental information concerning the ownership, operations and portfolio of the Company as of December 31, 2001.


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



Date: May 14, 2002