Form 10-Q
period 2002-06-30
ACADIA REALTY TRUST
filed 2002-08-13
CIK 899629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

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

Registrant’s telephone number, including area code (516) 767-8830

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES    NO

As of August 13, 2002, there were 24,800,328 common shares of beneficial interest, par value $.001 per share, outstanding.

ACADIA REALTY TRUST AND SUBSIDIARIES
FORM 10-Q

INDEX

		Page

Part I:	Financial Information

Item 1.	Financial Statements (unaudited)

	Consolidated Balance Sheets as of
	June 30, 2002 and December 31, 2001	1

	Consolidated Statements of Income for the three
	and six months ended June 30, 2002 and 2001	2

	Consolidated Statements of Cash Flows for the three
	and six months ended June 30, 2002 and 2001	4

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosure of Market Risk	20

Part II:	Other Information

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 6.	Exhibits	22

	Signatures	22

Part I. Financial Information
Item 1. Financial Statements

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	June 30, 2002 (unaudited)	December 31, 2001

ASSETS
Real estate
Land	$57,927	$57,677
Buildings and improvements	357,980	356,023
Construction in progress	10,624	7,126

	426,531	420,826
Less: accumulated depreciation	85,103	78,864

Net real estate	341,428	341,962
Cash and cash equivalents	37,116	33,173
Cash in escrow	3,723	2,699
Investments in unconsolidated partnerships	4,386	5,169
Rents receivable, net	6,318	5,905
Notes receivable	9,903	34,757
Prepaid expenses	1,421	1,683
Deferred charges, net	11,848	11,426
Other assets	2,136	1,859
Assets of discontinued operations	—	55,306

	$418,279	$493,939

LIABILITIES AND SHAREHOLDERS’ EQUITY
Mortgage notes payable	$211,348	$218,968
Accounts payable and accrued expenses	4,176	5,024
Dividends and distributions payable	3,745	4,119
Due to related parties	156	107
Deferred gain on sale of properties	6,262	—
Other liabilities	4,383	3,863
Liabilities of discontinued operations	—	43,944

Total liabilities	230,070	276,025

Minority interest in Operating
Partnership	26,187	37,387
Minority interests in majority-
owned partnerships	2,042	1,429

Total minority interests	28,229	38,816

Shareholders’ equity:
Common shares, $.001 par value,
authorized 100,000,000 shares,
issued and outstanding 24,800,328
and 28,697,666 shares, respectively	25	29
Additional paid-in capital	167,563	189,378
Accumulated other comprehensive loss	(2,358)	(1,206)
Deficit	(5,250)	(9,103)

Total shareholders’ equity	159,980	179,098

	$418,279	$493,939

See accompanying notes

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
(in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
	(unaudited)		(unaudited)
Revenues
Minimum rents	$12,351	$12,276	$24,695	$24,606
Percentage rents	125	98	444	513
Expense reimbursements	2,877	2,645	5,568	5,908
Lease termination income	145	—	3,945	—
Other property income	159	75	337	258
Other	979	369	1,867	611

Total revenues	16,636	15,463	36,856	31,896

Operating Expenses
Property operating	2,769	2,471	5,583	6,261
Real estate taxes	2,290	2,233	4,330	4,416
General and administrative	2,802	2,434	5,127	4,528
Depreciation and amortization	3,833	3,562	7,578	7,082

Total operating expenses	11,694	10,700	22,618	22,287

Operating income	4,942	4,763	14,238	9,609
Equity in earnings of un-
consolidated partnerships	106	137	224	289
Interest expense	(2,776)	(3,322)	(5,652)	(7,025)
Minority interest	(397)	(276)	(1,435)	(518)

Income from continuing operations	1,875	1,302	7,375	2,355

Discontinued operations:
Operating income from discontinued
operations	246	933	570	1,950
Gain on sale of properties	1,987	7,035	3,362	7,035
Minority interest	(286)	(1,470)	(1,019)	(1,668)

Income from discontinued operations	1,947	6,498	2,913	7,317

Income before extraordinary item
and cumulative effect of a change
in accounting principle	3,822	7,800	10,288	9,672
Extraordinary item - Loss on early
extinguishment of debt	—	—	—	(140)
Cumulative effect of a change in
accounting principle	—	—	—	(149)

Net income	$3,822	$7,800	$10,288	$9,383

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
(in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001

	(unaudited)		(unaudited)

Earnings per Common Share
- Basic and diluted:
Income from continuing operations	$.07	$.04	$.29	$.09
Income from discontinued operations	.08	.23	.11	.26

Income before extraordinary item
and cumulative effect of a change
in accounting principle	.15	.27	.40	.35
Extraordinary item	—	—	—	(.01)
Cumulative effect of a change in
accounting principle	—	—	—	(.01)

Net income per Common Share	$.15	$.27	$.40	$.33

See accompanying notes

     ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
(in thousands)

	June 30,	June 30,
	2002	2001
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

Income from continuing operations after
extraordinary item and cumulative effect
of change in accounting principle	$7,375	$2,066
Adjustments to reconcile income from
continuing operations to net cash
provided by operating activities:
Depreciation and amortization	7,578	7,082
Minority interests	1,435	518
Equity in earnings of unconsolidated
partnerships	(224)	(289)
Provision for bad debts	170	323
Extraordinary item	—	140
Cumulative effect of a change in
accounting principle	—	149

Changes in assets and liabilities:
Funding of escrows, net	(1,024)	(133)
Rents receivable	(582)	1,613
Prepaid expenses	262	734
Other assets	(546)	11
Accounts payable and accrued expenses	(1,295)	(1,880)
Due to related parties	49	6
Other liabilities	(621)	(305)

Net cash provided by operating activities	12,577	10,035

CASH FLOWS FROM INVESTING ACTIVITIES:

Expenditures for real estate and
improvements	(7,105)	(4,885)
Contribution to unconsolidated partnership	(114)	—
Distributions from unconsolidated partnerships	720	830
Note collected in connection with sale of property	34,780	—
Payment of deferred leasing costs	(586)	(777)

Net cash provided by (used in) investing activities	27,695	(4,832)

     ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
(in thousands)

	June 30,	June 30,
	2002	2001
	(unaudited)	(unaudited)

CASH FLOWS FROM FINANCING ACTIVITIES:

Principal payments on mortgages	$(15,378)	$(32,547)
Proceeds received on mortgage notes	7,758	23,000
Payment of deferred financing and
other costs	(470)	(18)
Dividends paid	(6,650)	(6,736)
Distributions to minority interests in
Operating Partnership	(1,114)	(1,633)
Distributions on preferred Operating
Partnership Units	(99)	(99)
Distributions to minority interests in
majority-owned partnership	(39)	(27)
Redemption of Operating Partnership Units	—	(4,814)
Repurchase of Common Shares	(33,420)	(887)

Net cash used in financing activities	(49,412)	(23,761)

Cash flows from discontinued operations:
Net cash provided by discontinued operations	12,118	17,131

Increase (decrease) in cash and cash equivalents	2,978	(1,427)
Cash and cash equivalents, beginning of period	34,138	22,167

	37,116	20,740
Less: Cash of discontinued operations	—	(1,930)

Cash and cash equivalents, end of period	$37,116	$18,810

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of
amounts capitalized of $456 and $109,
respectively	$6,684	$10,356

See accompanying notes

     ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002
(in thousands, except per share amounts)

1. THE COMPANY

Acadia Realty Trust (the “Company”) is a fully integrated and self-managed real estate investment trust (“REIT”) focused primarily on the ownership, acquisition, redevelopment and management of neighborhood and community shopping centers.

All of the Company’s assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership (the “Operating Partnership”) and its majority-owned partnerships. As of June 30, 2002, the Company controlled 87% of the Operating Partnership as the sole general partner.

The Company currently operates 35 properties, which it owns or has an ownership interest in, consisting of 32 neighborhood and community shopping centers and three multi-family properties, all of which are located in the Eastern and Midwestern regions of the United States.

2. BASIS OF PRESENTATION

The consolidated financial statements include the consolidated accounts of the Company and its majority-owned partnerships, including the Operating Partnership, and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Non-controlling investments in partnerships are accounted for under the equity method of accounting as the Company exercises significant influence. The information furnished in the accompanying consolidated financial statements reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the aforementioned consolidated financial statements for the interim periods.

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

3. DISPOSITIONS

On April 24, 2002, the Company sold a multi-property portfolio for $52,700. The portfolio consists of 17 retail properties, which are cross-collateralized in a securitized loan program and in the aggregate contain approximately 2.3 million square feet. As part of the transaction, the buyer assumed the outstanding mortgage debt of $42,438. The Company retained a senior, preferred interest in the acquiring entity in the amount of $6,262, which earns an initial annual preferred return of 15% that increases by 1% annually for the following three years. The buyer has the right to redeem the Company’s interest at any time and the Company does not participate in the management or share in the profits and losses of the acquiring entity. The Company has the right to require the Buyer to redeem the preferred interest at face value at the end of the fifth year. The Company has treated this preferred interest as a deferred gain in the accompanying financial statements.

4. DISCONTINUED OPERATIONS

In October 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets, which supercedes SFAS No. 121, Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to be Disposed Of. It also supercedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale, but broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. The statement is effective for fiscal years beginning after December 15, 2001 and was adopted by the Company for the year commencing January 1, 2002.

A significant component of the Company’s business plan during 2001 and 2002 was the disposition of non-core real estate assets. Under this initiative, which was completed in April 2002 with the sale of a 17-property portfolio (note 3), the Company sold two apartment complexes and 20 shopping centers in six separate transactions during 2001 and 2002 (the “Sold Properties”).

     ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

4. DISCONTINUED OPERATIONS, Continued

The results of operations of the Sold Properties are reported separately as discontinued operations for the three and six months ended June 30, 2002 and 2001. Assets and liabilities of the Sold Properties have been classified separately in the Company’s consolidated balance sheet at December 31, 2001. The following table summarizes financial information of the Sold Properties as of December 31, 2001:

December 31,
2001

ASSETS
Net real estate	$46,558
Cash and cash equivalents	965
Cash in escrow	2,547
Rents receivable, net	1,209
Prepaid expenses	625
Deferred charges, net	2,705
Other assets	697

Total assets	55,306

LIABILITIES AND SHAREHOLDERS’ EQUITY
Mortgage notes payable	42,639
Accounts payable and accrued expenses	681
Other liabilities	624

Total liabilities	43,944

Net assets of discontinued operations	$11,362

Revenues from discontinued operations for the three months ended June 30, 2002 and 2001 totaled $1,040 and $5,555, respectively. Revenues from discontinued operations for the six months ended June 30, 2002 and 2001 totaled $4,150 and $11,710, respectively.

     ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

5. SHAREHOLDERS’ EQUITY AND MINORITY INTERESTS

The following table summarizes the change in the shareholders’ equity and minority interests since December 31, 2001:

	Shareholders’ equity	Minority interests in Operating Partnership(1)	Minority interests in majority-owned partnerships

Balance at December 31, 2001	$179,098	$37,387	$1,429
Repurchase of Common Shares	(33,420)	—	—
Conversion of 1,626,637 Operating Partnership
Units into Common Shares by minority interests	11,601	(11,601)	—
Dividends and distributions declared
of $0.26 per Common Share and
Operating Partnership Unit	(6,435)	(955)	—
Cash flow distribution	—	—	(38)
Net income for the period January 1
through June 30, 2002	10,288	1,703	651
Other comprehensive income - Unrealized
loss on valuation of swap agreements	(1,152)	(347)	—

Balance at June 30, 2002	$159,980	$26,187	$2,042

(1) Net income attributable to minority interest in Operating Partnership and distributions do not include a distribution on Preferred OP Units of $100.

Minority interests in Operating Partnership represent the limited partners’ interest of 3,623,080 and 5,638,263 units in the Operating Partnership (“Common OP Units”) at June 30, 2002 and 2001, respectively, and 2,212 units of preferred limited partnership interests (“Preferred OP Units”), with a nominal value of $1,000 per unit, which are entitled to a preferred quarterly distribution of $22.50 per unit (9% annually). Minority interests in majority-owned partnerships represent interests held by third parties in three partnerships in which the Company has a majority ownership position.

On April 23, 2002, a limited partner converted 100,000 Common OP Units into Common Shares on a one-for-one basis.

     ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

6. INVESTMENT IN PARTNERSHIPS

Crossroads

The Company owns a 49% interest in the Crossroads Joint Venture and Crossroads II Joint Venture (collectively “Crossroads”), which collectively own a 311,000 square foot shopping center in White Plains, New York. The Company accounts for its investment in Crossroads using the equity method. Summary financial information of Crossroads and the Company’s investment in and share of income from Crossroads follows:

	June 30, 2002	December 31, 2001

Balance Sheet
Assets:
Rental property, net	$7,816	$7,997
Other assets	3,232	3,715

Total assets	$11,048	$11,712

Liabilities and partners’ equity
Mortgage note payable	$33,860	$34,133
Other liabilities	3,726	2,759
Partners’ equity	(26,538)	(25,180)

Total liabilities and partners’ equity	$11,048	$11,712

Company’s investment in Crossroads	$4,255	$5,147

	Three months ended		Six months ended
	June 30,		June 30,
	2002	2001	2002	2001

Statement of Income
Total revenue	$1,683	$1,861	$3,398	$3,639
Operating and other expenses	473	595	970	1,059
Interest expense	700	654	1,325	1,323
Depreciation and amortization	138	134	273	268

Net income	$372	$478	$830	$989

Company’s share of net income	$208	$235	$424	$485
Amortization of excess investment
(See below)	98	98	196	196

Income from Crossroads	$110	$137	$228	289

The unamortized excess of the Company’s investment over its share of the net equity in Crossroads at the date of acquisition was $19,580. The portion of this excess attributable to buildings and improvements is being amortized over the life of the related property.

     ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

6. INVESTMENT IN PARTNERSHIPS, Continued

Acadia Strategic Opportunity Fund, LP (“ASOF”)

In 2001, the Company formed a joint venture, ASOF, with four of its institutional investors for the purpose of acquiring real estate assets. As of June 30, 2002, ASOF had not yet acquired any properties. As of June 30, 2002, ASOF had total assets and equity, each of $591. For the three and six months ended June 30, 2002, ASOF had a net loss of $354 and $693, respectively, of which the Company’s share was $4 for both periods. As of June 30, 2002 and December 31, 2001, the Company’s investment in ASOF was $131 and $22, respectively.

7. INTEREST RATE HEDGES

On January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. In connection with the adoption of SFAS No. 133, the Company recorded a transition adjustment of $149 related to the January 1, 2001 valuation of two LIBOR rate caps that hedged $23,203 of variable-rate mortgage debt. This adjustment is reflected as a cumulative effect of a change in accounting principle in the accompanying consolidated statement of income.

The following table summarizes the notional values and fair values of the Company’s derivative financial instruments as of June 30, 2002. The notional value does not represent exposure to credit, interest rate or market risks.

Hedge Type	Notional Value	Rate	Interest Maturity	Fair Value
Swap(1)	$11,974	5.94%	6/16/07	$ (833)
Swap(1)	5,000	6.48%	6/16/07	(470)
Swap	30,000	4.80%	4/1/05	(1,052)
Swap	20,000	4.53%	10/1/06	(317)
Swap	9,162	4.47%	6/1/07	(63)
Swap	15,885	4.32%	1/1/07	(58)
Caps	24,000	6.50%	9/1/02	—

(1) Relates to the Company’s investments in unconsolidated partnerships. These swaps effectively fix the interest rate on the Company’s pro rata share of debt.

As of June 30, 2002, the derivative instruments were reported at their fair value as other liabilities of $1,490 and investments as a component in unconsolidated partnerships of $(1,303). As of June 30, 2002, unrealized losses of $2,705 representing the fair value of the aforementioned swaps were reflected in accumulated other comprehensive loss and as a component of minority interest in Operating Partnership. For the three and six months ended June 30, 2002, the Company recorded an unrealized $50 and $34 loss in earnings due to partial ineffectiveness on one of the swaps. The ineffectiveness resulted from differences between the swap notional and the principal amount of the hedged variable rate debt.

The Company’s interest rate hedges are designated as cash flow hedges and hedge the future cash outflows on debt. Interest rate swaps that convert variable payments to fixed payments, such as those held by the Company, as well as interest rate caps, floors, collars, and forwards are cash flow hedges. The unrealized gains and losses in the fair value of these hedges are reported on the balance sheet with a corresponding adjustment to either accumulated other comprehensive income or earnings depending on the type of hedging relationship. For cash flow hedges, offsetting gains and losses are reported in accumulated other comprehensive income. Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified to earnings. This reclassification occurs over the same time period in which the hedged items affect earnings. Within the next twelve months, the Company expects to reclassify to earnings as interest expense approximately $700 of the current balance held in accumulated other comprehensive loss.

     ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

8. MORTGAGE LOANS

On April 16, 2002, the Company closed on a $9,350 loan with a bank. The debt, which is secured by one of the Company’s properties and matures January 1, 2007, initially requires the monthly payment of interest at the rate of LIBOR plus 300 basis points and principal amortized over 25 years. Following the completion of certain construction at the property, the rate decreases to LIBOR plus 175 basis points. The Company has drawn $6,300 under this facility to repay $6,178 to the previous lender on the property and for loan closing costs. Upon completion of the planned construction at this property and subject to other conditions including loan-to-value limit and debt service coverage ratio, the Company may draw the remaining $3,050 available under this facility.

On May 31, 2002, the Company refinanced a maturing $9,061 loan with a bank. The loan, which is secured by one of the Company’s properties, requires the monthly payment of interest at the rate of LIBOR plus 175 basis points and principal amortized over 25 years and matures June 1, 2007. Subject to other conditions including loan-to-value limit and debt service coverage ratio, the Company may draw an additional $1,329 under this facility.

On June 17, 2002, the Company repaid a $7,231 loan, which was secured by one of the Company’s properties, with a bank.

On June 25, 2002, the Company refinanced a maturing $13,368 loan with a life insurance company, increasing the outstanding principal to $13,750. The loan, which is secured by one of the Company’s properties, requires the monthly payment of interest at the rate of 6.5% and principal amortized over 25 years and matures July 1, 2007.

In June of 2002, the Company completed two interest rate swap transactions (“Swap Agreements”) to hedge the Company’s exposure to changes in interest rates with respect to $25,047 of LIBOR based variable rate debt. The Swap Agreements, which are for $15,885 and $9,162 of notional principal mature January 1, 2007 and June 1, 2007, respectively. These Swap Agreements are at a weighted average fixed interest rate, including the credit spreads of 1.75%, of 6.2%.

9. RELATED PARTY TRANSACTIONS

The Company currently manages one property in which a shareholder of the Company has an ownership interest for which the Company earns a management fee of 3% of tenant collections. In 2001, the Company terminated a contract to manage a property owned by a related party that earned fees of 3.25% of tenant collections. Management fees earned by the Company under these contracts aggregated $52 and $113 for the three and six months ended June 30, 2002, respectively, and $119 and $214 for the three and six months ended June 30, 2001, respectively.

10. DIVIDENDS AND DISTRIBUTIONS PAYABLE

On May 17, 2002, the Board of Trustees of the Company approved and declared a cash quarterly dividend for the quarter ended June 30, 2002 of $0.13 per Common Share and Common OP Unit. The dividend was paid on July 15, 2002 to shareholders of record as of June 28, 2002. The Board of Trustees also approved a distribution of $22.50 per Preferred OP Unit, which was paid on July 15, 2002.

11. PER SHARE DATA

For the three and six months ended June 30, 2002 and 2001, basic earnings per share was determined by dividing the net income applicable to common shareholders for each period by the weighted average number of common shares of beneficial interest (“Common Shares”) outstanding during each period consistent with SFAS No. 128, Earnings per Share. The weighted average number of shares outstanding for the three months ended June 30, 2002 and 2001 were 24,775,053 and 28,089,593, respectively. The weighted average number of shares outstanding for the six months ended June 30, 2002 and 2001 were 25,571,325 and 28,090,531, respectively.

Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Shares were exercised or converted into Common Shares or resulted in the issuance of Common Shares that then shared in the earnings of the Company. For the three and six months ended June 30, 2002 and 2001 no additional shares were reflected as the impact would be anti-dilutive in such periods.

     ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

12. COMPREHENSIVE LOSS

Comprehensive income for the three months ended June 30, 2002 and 2001 totaled $1,953 and $8,128, respectively, and was comprised of net income of $3,822 and $7,800, respectively, and other comprehensive income (loss) related to the changes in the fair value of derivative instruments of $(1,869) and $328, respectively. Comprehensive income for the six months ended June 30, 2002 and 2001 totaled $9,136 and $9,115, respectively, and was comprised of net income of $10,288 and $9,383, respectively, and other comprehensive loss related to the changes in the fair value of derivative instruments of $(1,152) and $(268), respectively. The following table sets forth the change in accumulated other comprehensive loss for the period since December 31, 2001:

Accumulated other comprehensive loss -
Balance at December 31, 2001	$1,206
Unrealized loss on valuation of swap
agreements	1,152

Balance at June 30, 2002	$2,358

As of June 30, 2002, the balance in accumulated other comprehensive loss was comprised entirely of unrealized losses on the valuation of swap agreements.

13. SEGMENT REPORTING

Prior to the sale of two major apartment complexes during 2001, the Company had two reportable segments: retail properties and multi-family properties as both the Company’s multi-family properties and retail properties contributed in excess of 10% of the Company’s revenues, respectively. As a result of the discontinued operations (note 4), the Company currently operates in predominantly one industry segment. The Company’s current focus is on the ownership, acquisition, redevelopment and management of neighborhood and community shopping centers. The Company currently operates 35 properties, of which 32 are shopping centers located in the Eastern and Midwestern regions of the United States. Management does not group its operations on a geographic basis and measures performance and evaluates each property on an individual basis and allocates resources based thereon, independent of the other properties within the portfolio. Accordingly, the Company believes it has a single reportable segment for disclosure purposes in accordance with accounting principles generally accepted in the United States. Furthermore, no single tenant comprises more than 10% of the total revenues for the Company and none of the Company’s shopping centers are located in a foreign country.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is based on the consolidated financial statements of the Company as of June 30, 2002 and 2001 and for the three and six months then ended. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto. Operating results for all periods presented reflect the results of the Sold Properties on a discontinued basis for financial reporting purposes. Certain amounts for the three and six months ended June 30, 2001 have been reclassified to conform to the current presentation.

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of financial condition and results of operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Company bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its significant judgments and estimates used in the preparation of its consolidated financial statements.

Valuation of Property Held for Use and Sale

On a quarterly basis, the Company reviews the carrying value of both properties held for use and for sale. The Company records impairment losses and reduces the carrying value of properties when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases where the Company does not expect to recover its carrying costs on properties held for use, the Company reduces its carrying cost to fair value, and for properties held for sale, the Company reduces its carrying value to the fair value less costs to sell. Based on the foregoing criteria, management does not believe that the value of the properties held for sale or properties in use are impaired as of June 30, 2002.

Bad Debts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make payments on arrearages in billed rents, as well as the likelihood that tenants will not have the ability to make payment on unbilled rents including estimated expense recoveries and straight-line rent. As of June 30, 2002, the Company had recorded an allowance for doubtful accounts of $2.1 million. If the financial condition of the Company’s tenants were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, which will, among other things, affect demand for rental space, the availability and creditworthiness of prospective tenants, lease rents and the availability of financing; adverse changes in the Company’s real estate markets, including, among other things, competition with other companies; risks of real estate development and acquisition; governmental actions and initiatives; and environmental/safety requirements.

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2002 (“2002”) to the three months ended June 30, 2001 (“2001”)

Total revenues increased $1.1 million, or 8%, to $16.6 million for 2002 compared to $15.5 million for 2001.

Minimum rents of $12.4 million were essentially unchanged from 2001. Increases in rents from retenanting activities and contractual rent increases for existing tenants were offset by decreases in rents following certain tenant bankruptcies.

In total, expense reimbursements increased $232,000, or 9%, from $2.7 million to $2.9 million for 2002. Common area maintenance (“CAM”) expense reimbursements, which comprise the majority of the variance between years, increased $173,000, or 20%, from $871,000 in 2001 to $1.0 million in 2002. This resulted primarily from a higher level of reimbursement due to the nature of the CAM expenses for 2002.

Other income increased $610,000 to $1.0 million in 2002 compared to $369,000 for 2001. This was primarily due to an increase of $265,000 in asset management fees earned from ASOF in 2002, $238,000 in interest earned on promissory notes from the sale of properties in 2002 and an increase in interest income due to higher interest earning assets in 2002.

RESULTS OF OPERATIONS, Continued

Total operating expenses increased $994,000, or 9%, to $11.7 million for 2002, from $10.7 million for 2001.

Property operating expenses increased $298,000, or 12%, to $2.8 million for 2002 compared to $2.5 million for 2001. This was a result of an increase in bad debt expense in 2002 primarily as a result of certain tenant bankruptcies. In addition, there was a reduction in 2001 of estimated property liability insurance claims related to prior year policies based on actual claims filed under those policies.

General and administrative expense increased $368,000, or 15%, from $2.4 million for 2001 to $2.8 million for 2002. This increase was primarily attributable to an increase in third-party professional fees in 2002 related to the Company’s tender offer (see discussion under “Liquidity and Capital Resources – Share Repurchase”) as well as an increase in leasing related salary expense as a result of the Company’s current accounting policy to expense all internal leasing costs.

Depreciation and amortization increased $271,000, or 8%, from $3.6 million for 2001 to $3.8 million for 2002. Depreciation expense increased $160,000. This was principally a result of increased depreciation expense related to capitalized tenant installation costs during 2001 and 2002. Amortization expense increased $111,000, which was primarily attributable to the write-off of deferred leasing costs related to certain tenant leases and increased loan amortization expense related to financing activity in 2002.

Interest expense of $2.8 million for 2002 decreased $546,000, or 16%, from $3.3 million for 2001. This variance was attributable to a $529,000 decrease resulting from a lower average interest rate on the portfolio mortgage debt and $187,000 of additional capitalized interest in 2002. These decreases were offset by a $170,000 increase in interest expense for 2002 as a result of higher average outstanding borrowings during 2002.

Operating income from discontinued operations decreased $687,000 due to the timing of property sales in 2001 and 2002 (note 4).

Comparison of the six months ended June 30, 2002 (“2002”) to the six months ended June 30, 2001 (“2001”)

Total revenues increased $5.0 million, or 16%, to $36.9 million for 2002 compared to $31.9 million for 2001.

Minimum rents of $24.7 million were essentially unchanged from 2001. The net variance was a combination of increases in rents from retenanting activities and contractual rent increases for existing tenants offset by decreases in rents following certain tenant bankruptcies.

In total, expense reimbursements decreased $340,000, or 6%, from $5.9 million for 2001 to $5.6 million for 2002. CAM expense reimbursements decreased $289,000, or 12%, from $2.4 million in 2001 to $2.1 million in 2002. This resulted from a decrease in snow removal costs following a mild winter in 2002.

Lease termination income of $3.9 million in 2002 was primarily the result of the settlement of the Company’s claim against a former tenant.

Other income increased $1.3 million to $1.9 million in 2002 compared to $611,000 for 2001. This was primarily due to an increase of $530,000 in asset management fees earned in 2002 from ASOF, $289,000 in interest earned on promissory notes from the sale of properties in 2002 and an increase in interest income due to higher interest earning assets in 2002.

Total operating expenses increased $331,000, or 1%, to $22.6 million for 2002, from $22.3 million for 2001.

Property operating expenses decreased $678,000, or 11%, to $5.6 million for 2002 compared to $6.3 million for 2001. This decrease was the result of lower CAM expenses (primarily snow removal costs) throughout the portfolio, lower utility expenses following the redevelopment of the Elmwood Park Shopping Center and a decrease in bad debt expense in 2002. In addition, there was a reduction, in 2001, of estimated property liability insurance claims related to prior year policies based on actual claims filed under these policies.

General and administrative expense increased $599,000, or 13%, from $4.5 million for 2001 to $5.1 million for 2002. The increases were due to the same factors previously discussed for the three months ended June 30, 2002.

Depreciation and amortization increased $496,000, or 7%, from $7.1 million for 2001 to $7.6 million for 2002. Depreciation expense increased $200,000 and amortization expense increased $296,000. The increases were attributable to those factors previously discussed for the three months ended June 30, 2002.

Interest expense of $5.7 million for 2002 decreased $1.3 million, or 20%, from $7.0 million for 2001. Of this decrease, $1.6 million was the result of a lower average interest rate on the portfolio mortgage debt and $347,000 was due to higher capitalized interest in 2002. These decreases were offset by a $557,000 increase in interest expense for 2002 due to higher average outstanding borrowings during 2002.

The $140,000 extraordinary loss in 2001 was a result of the write-off of deferred financing fees as a result of the early repayment of debt.

RESULTS OF OPERATIONS, Continued

The $149,000 cumulative effect of a change in accounting principle in 2001 was a transition adjustment related to the valuation of LIBOR rate caps recognized in connection with the January 1, 2001 adoption of SFAS No. 133.

Operating income from discontinued operations decreased $1.4 million due to the timing of property sales in 2001 and 2002 (note 4).

Funds from Operations

The Company considers funds from operations (“FFO”) as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) to be an appropriate supplemental disclosure of operating performance for an equity REIT due to its widespread acceptance and use within the REIT and analyst communities. FFO is presented to assist investors in analyzing the performance of the Company. However, the Company’s method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO does not represent cash generated from operations as defined by GAAP and is not indicative of cash available to fund all cash needs, including distributions. It should not be considered as an alternative to net income for the purpose of evaluating the Company’s performance or to cash flows as a measure of liquidity.

NAREIT defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Effective January 1, 2000, NAREIT clarified the definition of FFO to include non-recurring events except those that are defined as “extraordinary items” under GAAP. The reconciliation of net income to FFO for the three and six months ended June 30, 2002 and 2001 is as follows:

(amounts in thousands)
	For the three months		For the six months
	ended June 30,		ended June 30,
	2002	2001	2002	2001

Net income	$3,822	$7,800	$10,288	$9,383
Depreciation of real estate and
amortization of leasing costs:
Wholly-owned and consolidated
partnerships	3,801	4,708	8,140	9,397
Unconsolidated partnerships	159	156	316	313
Income attributable to
Minority interest in Operating
Partnership (a)	588	1,675	1,704	2,054
Gain on sale of properties (b)	(1,987)	(7,035)	(2,789)	(7,035)
Extraordinary item	—	—	—	140
Cumulative effect of a change
in accounting principle	—	—	—	149

Funds from operations	6,383	7,304	17,659	14,401

Less: Funds from operations –
Discontinued operations	(517)	(2,279)	(1,724)	(4,712)

Funds from operations –
Continuing operations	$5,866	$5,025	$15,935	$9,689

Cash flows provided by (used in):
Operating activities	—	—	$12,577	$10,035
Investing activities	—	—	27,695	(4,832)
Financing activities	—	—	(49,412)	(23,761)
(a)	Does not include distributions paid to Preferred OP Unitholders.
(b)	Excludes minority interest related to land sale during the six months ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Uses of Liquidity

The Company’s principal uses of its liquidity are expected to be for distributions to its shareholders and OP unitholders, debt service and loan repayments, and property investment which includes funding of its joint venture commitments, acquisition, redevelopment, expansion and retenanting activities. In order to qualify as a REIT for Federal income tax purposes, the Company must currently distribute at least 90% of its taxable income to its shareholders. On May 17, 2002, the Board of Trustees of the Company approved and declared a cash quarterly dividend for the quarter ended June 30, 2002 of $0.13 per Common Share and Common OP Unit. The dividend was paid on July 15, 2002 to the shareholders of record as of June 28, 2002. The Board of Trustees also approved a distribution of $22.50 per Preferred OP Unit, which was paid on July 15, 2002.

Acadia Strategic Opportunity Fund, LP (“ASOF”)

As announced in 2001, the Company has committed $20 million to a new joint venture formed with four of its institutional shareholders, for the purpose of acquiring additional community and neighborhood shopping centers. To date, the Company has funded $375,000 of this commitment in connection with organization and start-up costs. Although no properties have been acquired to date, ASOF has completed its due diligence on a contract to purchase three supermarket-anchored shopping centers located in Ohio for a total purchase price of $26.7 million. The closing is contingent on receiving the lenders’ consent permitting the assumption of two fixed-rate loans as well as other customary closing conditions.

Property Redevelopment and Expansion

The Company’s redevelopment program focuses on selecting well-located neighborhood and community shopping centers and creating significant value through retenanting and property redevelopment. The Company currently has two redevelopment projects in progress as follows:

Elmwood Park Shopping Center - This shopping center located in Elmwood Park, New Jersey, is approximately ten miles west of New York City. The redevelopment consists of reanchoring, renovating and expanding the existing 125,000 square foot shopping center by 30,000 square feet. The first phase of the redevelopment is complete. It included the relocation and expansion of a Walgreen’s into a 15,000 square foot, state-of-the-art drugstore that includes a drive-through pharmacy. Construction is underway on the second phase, which consists of building a 49,000 square foot freestanding Pathmark Supermarket to replace the former undersized (28,000 square feet) in-line Grand Union supermarket. As of June 30, 2002, costs incurred on this project totaled $6.8 million (this excludes certain tenant reimbursements). The Company expects remaining redevelopment costs of approximately $5.1 million to complete this project. In addition, the Company is obligated, in connection with the 1998 transaction with RD Capital, Inc. in which the Company acquired the Elmwood Park Shopping Center, to issue Common OP Units equal to up to $2.8 million upon the supermarket rent commencement at this project.

Gateway Shopping Center - The redevelopment of the Gateway Shopping Center, formerly a partially enclosed mall located in South Burlington, Vermont, included the demolition of 90% of the property. Following the bankruptcy of the former anchor supermarket, Grand Union, the lease was assigned to and assumed by Shaw’s Supermarkets. The Company has executed a new lease with Shaw’s Supermarkets for the construction of a new 72,000 square foot anchor supermarket. This will replace the 32,000 square foot store formerly occupied by Grand Union. Total costs through June 30, 2002 for this project, including the original acquisition costs, were $9.4 million. The Company estimates $8.0 million of remaining costs to complete this redevelopment.

Additionally, for the balance of 2002, the Company currently estimates that capital outlays of approximately $2.5 to $4.0 million will be required for tenant improvements, related renovations and other property improvements related to executed leases.

Share Repurchase

The Company’s repurchase of its Common Shares is an additional use of liquidity. Upon completion of a tender offer in February 2002, the Company purchased a total of 5,523,974 Common Shares and Common OP Units (collectively, “Shares”), comprised of 4,136,321 Common Shares and 1,387,653 Common OP Units (which were converted to Common Shares upon tender), at a Purchase Price of $6.05 per Share. The aggregate purchase price paid for the 5,523,974 Shares was $33.4 million. In addition to the tender offer, the Company has an existing share repurchase program that authorizes management, at its discretion, to repurchase up to $20.0 million of the Company’s outstanding Common Shares. Through August 13, 2002, the Company had repurchased 1,928,432 Common Shares (net of 123,173 shares reissued) at a total cost of $11.6 million. The program may be discontinued or extended at any time and there is no assurance that the Company will purchase the full amount authorized.

LIQUIDITY AND CAPITAL RESOURCES , Continued

Sources of Liquidity

The Company intends on using ASOF as the primary vehicle for future acquisitions. Sources of capital for funding the Company’s joint venture commitment, other property acquisitions, redevelopment, expansion and retenanting, as well as future repurchase of Common Shares are expected to be obtained primarily from cash on hand, additional debt financings and future sales of existing properties. As of June 30, 2002, the Company had a total of approximately $32.5 million of additional capacity with six lenders, of which the Company is required to draw $17.7 million by December 2002, or forego the ability to draw these funds at any time during the remaining term of the loans. Of the remaining capacity, approximately $3.0 million is subject to additional leasing requirements at the collateral properties and certain lender requirements, which the Company has not yet satisfied. The Company also had cash and cash equivalents on hand of $37.1 million at June 30, 2002 as well as eight properties that are currently unencumbered and therefore available as potential collateral for future borrowings. The Company anticipates that cash flow from operating activities will continue to provide adequate capital for all debt service payments, recurring capital expenditures and REIT distribution requirements.

Financing and Debt

At June 30, 2002, mortgage notes payable aggregated $211.3 million and were collateralized by 27 properties and related tenant leases. Interest on the Company’s mortgage indebtedness ranged from 3.3% to 8.1% with maturities that ranged from October 2002 to January 2011. Taking into effect $87.3 million of notional principal under variable to fixed-rate swap agreements (includes a $12.3 million Swap Agreement executed July 10, 2002), $150.0 million of the portfolio, or 71%, was fixed at a 6.8% weighted average interest rate and $61.3 million, or 29% was floating at a 3.7% weighted average interest rate. Of the total outstanding debt, $28.6 million will become due by 2003, with scheduled maturities of $9.5 million at a 4.1% interest rate in 2002, and $19.1 million with a weighted average interest rate of 3.8% in 2003. As the Company does not anticipate having sufficient cash on hand to repay such indebtedness, it will need to refinance this indebtedness or select other alternatives based on market conditions at that time.

The Company owns a 49% interest in Crossroads. The Company accounts for its investment in Crossroads using the equity method of accounting as it has a non-controlling investment in Crossroads, but exercises significant influence. As such, the Company’s financial statements reflect its share of income from, but not the assets and liabilities of Crossroads. The Company’s effective pro-rata share of Crossroads mortgage debt as of June 30, 2002 was $16.6 million. Interest on the debt, which matures in October 2007, has been effectively fixed at 7.2% through variable to fixed-rate swap agreements. The Company’s effective pro-rata share of debt from Acadia Strategic Opportunity Fund, LP, which has not yet acquired any property and as such currently has no debt, will be approximately 22% of any future outstanding debt.

The Company currently has one outstanding letter of credit for $2.0 million, from which no amounts have been drawn against, related to the completion of certain work at one of its properties currently under redevelopment. The following summarizes the financing and refinancing transactions since March 31, 2002:

On April 16, 2002, the Company closed on a $9.4 million loan with a bank. The debt, which is secured by one of the Company’s properties and matures January 1, 2007, initially requires the monthly payment of interest at the rate of LIBOR plus 300 basis points and principal amortized over 25 years. Following the completion of certain construction at the property, the rate decreases to LIBOR plus 175 basis points. The Company has drawn $6.3 million under this facility to repay $6.2 million to the previous lender on the property and for loan closing costs. Upon completion of the planned construction at this property and subject to other conditions including loan-to-value limit and debt service coverage ratio, the Company may draw the remaining $3.1 available under this facility.

On May 31, 2002, the Company refinanced a maturing $9.1 million loan with a bank. The loan, which is secured by one of the Company’s properties, requires the monthly payment of interest at the rate of LIBOR plus 175 basis points and principal amortized over 25 years and now matures June 1, 2007. Subject to other conditions including loan-to-value limit and debt service coverage ratio, the Company may draw an additional $1.3 million under this facility.

On June 17, 2002, the Company repaid a $7.2 million loan, which was secured by one of the Company’s properties, with a bank using funds from working capital.

On June 25, 2002, the Company refinanced a maturing $13.4 million loan with a life insurance company, increasing the outstanding principal to $13.8 million. The loan, which is secured by one of the Company’s properties, requires the monthly payment of interest at the rate of 6.5% and principal amortized over 25 years and now matures July 1, 2007.

In June and July of 2002, the Company completed three interest rate swap transactions (“Swap Agreements”) to hedge the Company’s exposure to changes in interest rates with respect to $37.3 million of LIBOR based variable rate debt. Two of the Swap Agreements, which are for $28.2 million of notional principal, mature January 1, 2007. The third Swap Agreement for $9.1 million matures June 1, 2007. These Swap Agreements are at a weighted average fixed interest rate of 6.1%.

LIQUIDITY AND CAPITAL RESOURCES, continued

The following table summarizes the Company’s mortgage indebtedness as of June 30, 2002:

	June 30, 2002	December 31, 2001	Interest Rate	Maturity	Properties Encurmered	Payment Terms
Mortgage notes payable - variable-rate
Sun America Life Insurance Company	$—	$13,521	—	—	—	—
Sun America Life Insurance Company	9,552	9,682	4.08% (LIBOR + 2.05%)	10/01/02	(1)	(2)
Fleet Bank, N.A.	8,793	8,853	3.59% (LIBOR + 1.75%)	08/01/03	(3)	(2)
Metropolitan Life Insurance Company	10,757	10,800	3.92% (LIBOR + 2.00%)	11/01/03	(4)	(2)
First Union National Bank	13,450	13,512	3.29% (LIBOR + 1.45%)	01/01/05	(5)	(2)
Washington Mutual	57,561	58,149	3.63% (LIBOR + 1.75%)	04/01/05	(6)	(2)
Fleet Bank, N.A.	12,276	12,350	3.59% (LIBOR + 1.75%)	01/01/07	(7)	(2)
Washington Mutual	15,837	16,000	3.73% (LIBOR + 1.85%)	01/01/07	(8)	(2)
Fleet Bank, N.A.	4,981	4,051	3.59% (LIBOR + 1.75%)	03/15/07	(9)	(2)
Fleet Bank, N.A.	6,300	—	4.84% (LIBOR + 3.00%)	05/01/07	(10)	(2)
Fleet Bank, N.A.	9,162	9,106	3.59% (LIBOR + 1.75%)	06/01/07	(11)	(2)

Total variable-rate debt	148,669	156,024

Mortgage notes payable - fixed rate
Huntoon Hastings Capital Corp.	—	6,194	—	—	—	—
Anchor National Life Insurance Company	3,624	3,676	7.93%	01/01/04	(12)	$ 33(2)
Sun America Life Insurance Company	13,750	—	6.46%	07/01/07	(13)	$ 92(2)
Mellon Mortgage Company	—	7,305	—	—	—	—
Northern Life Insurance Company	2,472	2,619	7.70%	12/01/08	(14)	$ 41(2)
Reliastar Life Insurance Company	1,704	1,805	7.70%	12/01/08	(14)	$ 28(2)
Metropolitan Life Insurance Company	24,676	24,820	8.13%	11/01/10	(15)	$197(2)
Bank of America, N.A.	10,969	11,017	7.55%	01/01/11	(16)	$ 78(2)
Bank of America, N.A.	5,484	5,508	7.55%	01/01/11	(17)	$ 39(2)

Total fixed-rate debt	62,679	62,944

	$211,348	$218,968

Notes:
(1)	Village Apartments
(2)	Monthly principal and interest
(3)	Soundview Marketplace
(4)	Greenridge Plaza Luzerne Street Plaza Valmont Plaza
(5)	239 Greenwich Avenue
(6)	New Louden Center Ledgewood Mall Route 6 Plaza Bradford Towne Centre Berlin Shopping Center
(7)	Branch Shopping Center Abington Towne Center Methuen Shopping Center
(8)	Walnut Hill Plaza Bloomfield Town Square
(9)	Town Line Plaza
(10)	Smithtown Shopping Center
(11)	Gateway Shopping Center
(12)	Pittston Plaza
(13)	Merrillville Plaza
(14)	Manahawkin Shopping Center
(15)	Crescent Plaza East End Centre
(16)	GHT Apartments
(17)	Colony Apartments

LIQUIDITY AND CAPITAL RESOURCES, Continued

Asset Sales

Asset sales are an additional source of liquidity for the Company. On April 24, 2002, the Company sold a multi-property portfolio for $52.7 million. The portfolio consisted of 17 retail properties, which are cross-collateralized in a securitized loan program and in the aggregate contained approximately 2.3 million square feet. As part of the transaction, the buyer assumed the outstanding mortgage debt of $42.4 million. The Company retained a senior, preferred interest in the acquiring entity in the amount of $6.3 million, which earns an initial annual preferred return of 15% that increases by 1% annually for the following three years. The buyer has the right to redeem the Company’s interest at any time and the Company does not participate in the management or share in the profits and losses of the acquiring entity. The Company has the right to require the Buyer to redeem the preferred interest at face value at the end of the fifth year.

HISTORICAL CASH FLOW

The following discussion of historical cash flow compares the Company’s cash flow for the six months ended June 30, 2002 (“2002”) with the Company’s cash flow for the six months ended June 30, 2001 (“2001”).

Cash and cash equivalents were $37.1 million and $20.7 million at June 30, 2002 and 2001, respectively. The increase of $16.4 million was a result of the following increases and decreases in cash flows:

	Six months ended June 30,
	2002	2001	Change
	(in millions)
Net cash provided by operating activities	$12.6	$10.0	$2.6
Net cash provided by (used in) investing activities	27.7	(4.8)	32.5
Net cash used in financing activities	(49.4)	(23.8)	(25.6)
Net cash provided by discontinued operations	12.1	17.1	(5.0)

The variance in net cash provided by operating activities resulted from an increase of $5.3 million in operating income before non-cash expenses in 2002, which was primarily due to $3.9 million of lease termination income received in 2002 and lower interest expense due to lower average interest rates on the portfolio mortgage debt. This increase was partially offset by a net decrease in cash provided by changes in operating assets and liabilities of $3.8 million, primarily rents receivable and prepaid expenses.

The variance in net cash provided by (used in) investing activities was primarily the result of an increase of $34.8 million received in 2002 from the collection of a note receivable from the sale of a property offset by an increase of $2.2 million in expenditures for real estate acquisitions, development and tenant installation in 2002.

The increase in net cash used in financing activities resulted primarily from $33.4 million of cash used in 2002 for the Company’s Tender Offer and a decrease of $15.2 million of cash provided by additional borrowings in 2002. This was partially offset by $17.2 million of additional cash used in 2001 for the repayment of debt and $4.8 million used in 2001 for the redemption of Operating Partnership Units .

The decrease in net cash provided by discontinued operations was primarily a result of a decrease in net sales proceeds received in 2002.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145 Rescission of SFAS No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections. Generally, SFAS No. 145 has the effect of suspending the treatment of debt extinguishment costs as extraordinary items. SFAS No. 145 is effective for the year ended December 31, 2003. Accordingly, in the comparative statements presented in the year of adoption, the Company expects to reclassify a loss of $140,000 for the year ended December 31, 2001 from extraordinary items upon adoption of SFAS No. 145 on January 1, 2003.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which is effective for exit or disposal activities that are initiated after December 31, 2002. Generally, SFAS No.146 requires a liability for costs associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred and applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Examples of such costs include termination benefits provided to current employees that are involuntarily terminated under the terms of a benefit arrangement, costs to terminate a contract that is not a capital lease and costs to consolidate facilities or relocate employees. The adoption of this statement is not expected to have a material impact on the financial position or results of operations of the Company.

INFLATION

The Company’s long-term leases contain provisions designed to mitigate the adverse impact of inflation on the Company’s net income. Such provisions include clauses enabling the Company to receive percentage rents based on tenants’ gross sales, which generally increase as prices rise, and/or, in certain cases, escalation clauses, which generally increase rental rates during the terms of the leases. Such escalation clauses are often related to increases in the consumer price index or similar inflation indexes. In addition, many of the Company’s leases are for terms of less than ten years, which permits the Company to seek to increase rents upon re-rental at market rates if rents are below the then existing market rates. Most of the Company’s leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes, insurance and utilities, thereby reducing the Company’s exposure to increases in costs and operating expenses resulting from inflation.

Item 3. Quantitative and qualitative disclosures about market risk

The Company’s primary market risk exposure is to changes in interest rates related to the Company’s mortgage debt. See the discussion under Item 2. for certain quantitative details related to the Company’s mortgage debt.

Currently, the Company manages its exposure to fluctuations in interest rates primarily through the use of fixed-rate debt, interest rate swap agreements and LIBOR caps. The Company is a party to interest rate swap transactions to hedge the Company’s exposure to changes in interest rates with respect to $87.3 million of LIBOR based variable rate debt. In addition, $9.6 million of notional variable-rate principal is hedged through the use of a LIBOR cap as of June 30, 2002. The Company also has two interest rate swaps hedging the Company’s exposure to changes in interest rates with respect to $16.6 million of LIBOR based variable rate debt related to its investment in Crossroads.

The following table sets forth information as of June 30, 2002 concerning the Company’s long-term debt obligations, including principal cash flows by scheduled maturity and weighted average interest rates (amounts in millions):

Consolidated mortgage debt:

				Weighted
	Scheduled			average
Year	amortization	Maturities	Total	interest rate

2002	$1.9	$9.5	$11.4	4.1%
2003	3.9	19.1	23.0	3.8%
2004	3.8	3.4	7.2	7.9%
2005	2.8	67.2	70.0	3.6%
2006	2.7	—	2.7	n/a
Thereafter	5.0	92.0	97.0	5.7%

	$20.1	$191.2	$211.3

Mortgage debt in unconsolidated partnerships (at Company’s pro rata share):

Thereafter	$1.7	$14.9	$16.6	7.2%

Of the Company’s total outstanding debt, $28.6 million will become due at maturity through the end of 2003. As the Company intends on refinancing some or all of such debt at the then-existing market interest rates which may be greater than the current interest rate, the Company’s interest expense would increase by approximately $286,000 annually if the interest rate on the refinanced debt increased by 100 basis points. Furthermore, interest expense on the Company’s variable debt as of June 30, 2002 would increase by $613,000 annually for a 100 basis point increase in interest rates. The Company may seek additional variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, the Company would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.

Part II. Other Information

Item 1. Legal Proceedings

There have been no material legal proceedings beyond those previously disclosed in the Registrants filed Annual Report on Form 10-K for the year ended December 31, 2001.

Item 2. Changes in Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

On May 16, 2002 the Registrant held its annual meeting of shareholders. The shareholders voted, in person or by proxy for the following proposals. The results of the voting are shown below:

Proposal 1 -

Election of Trustees:

	Votes Cast For	Votes Withheld

Ross Dworman	18,699,747	25,585
Kenneth F. Bernstein	18,435,747	289,585
Martin L. Edelman, Esq.	18,698,408	26,924
Marvin J. Levine, Esq.	18,698,408	26,924
Lawrence J. Longua	18,700,947	24,385
Gregory A. White	18,700,947	24,385
Lee S. Wielansky	18,699,947	25,385

Proposal 2 -

The ratification of the appointment of Ernst & Young, LLP as independent auditors for the Company for the fiscal year ending December 31, 2002:

Votes Cast For	Votes Withheld	Abstain

18,698,454	19,628	7,250

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

No.	Description

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

The following Form 8-K’s were filed since March 31, 2002:

1) Form 8-K filed May 7, 2002 (earliest event April 26, 2002), reporting in Item 2. the sale of a 17-property shopping center portfolio for $52.7 million.

2) Form 8-K filed May 9, 2002 (earliest event May 9, 2002), reporting in Item 9. certain supplemental information concerning the ownership, operations and portfolio of the Company as of March 31, 2002.

3) Form 8-K/A filed July 2, 2002 (earliest event April 26, 2002), reporting in Item 7. required financial statements and pro forma information related the sale of the 17-property shopping center portfolio for $52.7 million.

4) Form 8-K filed July 12, 2002 (earliest event July 12, 2002), reporting in Item 5. a press release a press release announcing the upward revision of earnings guidance for the year ending December 31, 2002 and the pending acquisition of three supermarket-anchored shopping centers.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACADIA REALTY TRUST

By:	/s/ Kenneth F. Bernstein

Kenneth F. Bernstein
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Perry Kamerman

Perry Kamerman
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)