Form 10-Q
period 2002-09-30
ACADIA REALTY TRUST
filed 2002-11-14
CIK 899629

Back to Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10–Q

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 1–12002

ACADIA REALTY TRUST

(Exact name of registrant in its charter)

MARYLAND	23-2715194
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

20 SOUNDVIEW MARKETPLACE, PORT WASHINGTON, NY 11050
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code (516) 767–8830

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES      NO

As of November 13, 2002, there were 25,090,572 common shares of beneficial interest, par value $.001 per share, outstanding.

ACADIA REALTY TRUST AND SUBSIDIARIES
FORM 10–Q

Back to Contents

Part I.      Financial Information
Item 1.     Financial Statements

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	September 30, 2002	December 31, 2001

	(unaudited)
ASSETS
Real estate:
Land	$54,340	$54,090
Buildings and improvements	340,146	336,951
Construction in progress	14,076	7,125

	408,562	398,166
Less: accumulated depreciation	81,709	72,805

Net real estate	326,853	325,361
Cash and cash equivalents	27,820	33,173
Cash in escrow	3,005	2,598
Investments in unconsolidated partnerships	5,697	5,169
Rents receivable, net	6,137	5,523
Notes receivable	9,903	34,757
Prepaid expenses	4,868	1,617
Deferred charges, net	10,981	11,344
Other assets	1,349	1,858
Assets of discontinued operations	17,064	72,539

	$413,677	$493,939

LIABILITIES AND SHAREHOLDERS’ EQUITY
Mortgage notes payable	$203,244	$211,444
Accounts payable and accrued expenses	6,793	4,981
Dividends and distributions payable	3,744	4,119
Due to related parties	478	107
Deferred gain on sale of properties	6,262	—
Interest rate swap payable	5,255	357
Other liabilities	2,695	3,380
Liabilities of discontinued operations	3,251	51,637

Total liabilities	231,722	276,025

Minority interest in Operating Partnership	23,636	37,387
Minority interests in majority- owned partnerships	2,027	1,429

Total minority interests	25,663	38,816
Shareholders’ equity:
Common shares, $.001 par value,
authorized 100,000,000 shares,
issued and outstanding 25,048,078
and 28,697,666 shares, respectively	25	29
Additional paid-in capital	169,400	189,378
Accumulated other comprehensive loss	(6,508)	(1,206)
Deficit	(6,625)	(9,103)

Total shareholders’ equity	156,292	179,098

	$413,677	$493,939

See accompanying notes

Back to Contents

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

	(unaudited)		(unaudited)
Revenues
Minimum rents	$12,175	$11,682	$35,896	$35,166
Percentage rents	161	154	602	667
Expense reimbursements	2,795	2,562	8,061	8,139
Lease termination income	—	—	3,945	—
Other property income	144	137	453	465
Other	933	385	2,800	990

Total revenues	16,208	14,920	51,757	45,427

Operating Expenses
Property operating	2,830	2,741	8,213	8,828
Real estate taxes	2,191	2,154	6,281	6,326
General and administrative	2,160	1,960	7,287	6,485
Depreciation and amortization	3,701	3,398	10,959	10,151
Abandoned project costs	274	—	274	—

Total operating expenses	11,156	10,253	33,014	31,790

Operating income	5,052	4,667	18,743	13,637
Equity in earnings of unconsolidated
partnerships	101	125	325	414
Interest expense	(2,781)	(2,932)	(8,207)	(9,660)
Minority interest	(383)	(472)	(1,773)	(1,174)

Income from continuing operations	1,989	1,388	9,088	3,217

Discontinued operations:
Operating income from discontinued
operations	123	746	1,014	3,038
Impairment of real estate	(197)	(14,756)	(197)	(14,756)
(Loss) gain on sale of properties	(49)	1,245	3,313	8,280
Minority interest	15	2,108	(1,049)	624

(Loss) income from discontinued operations	(108)	(10,657)	3,081	(2,814)

Income (loss) before extraordinary item
and cumulative effect of a change
in accounting principle	1,881	(9,269)	12,169	403
Extraordinary item - Loss on early
extinguishments of debt	—	—	—	(140)
Cumulative effect of a change in
accounting principle	—	—	—	(149)

Net income (loss)	$1,881	$(9,269)	$12,169	$114

Back to Contents

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

	(unaudited)		(unaudited)
Earnings per Common Share
- Basic and diluted:
Income from continuing operations	$.08	$.05	$.36	$.11
(Loss) income from discontinued operations	—	(.38)	.12	(.09)

Income (loss) before extraordinary item
and cumulative effect of a change in
accounting principle	.08	(.33)	.48	.02
Extraordinary item	—	—	—	(.01)
Cumulative effect of a change in
accounting principle	—	—	—	(.01)

Net income (loss) per Common Share	$.08	$(.33)	$.48	$—

See accompanying notes

Back to Contents

     ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(in thousands)

	September 30, 2002	September 30, 2001

	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations after
extraordinary item and cumulative effect
of change in accounting principle	$9,088	$2,928
Adjustments to reconcile income from
continuing operations to net cash
provided by operating activities:
Depreciation and amortization	10,959	10,151
Minority interests	1,773	1,174
Abandoned project costs Equity in earnings of unconsolidated	274	—
partnerships	(325)	(414)
Provision for bad debts	287	480
Extraordinary item	—	140
Cumulative effect of a change in
accounting principle	—	149
Changes in assets and liabilities:
Funding of escrows, net	(407)	(172)
Rents receivable	(901)	1,030
Prepaid expenses Prepaid expenses	(3,251)	(825)
Other assets	161	(12)
Accounts payable and accrued expenses	1,362	(982)
Due to related parties	371	368
Other liabilities	(685)	198

Net cash provided by operating activities	18,706	14,213
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for real estate and
improvements	(11,817)	(6,642)
Contribution to unconsolidated partnership	(2,341)	—
Distributions from unconsolidated partnerships	720	1,089
Collections on purchase money note	34,780	—
Payment of deferred leasing costs	(549)	(1,438)

Net cash provided by (used in) investing activities	20,793	(6,991)

Back to Contents

     ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(in thousands)

	September 30, 2002	September 30, 2001

	(unaudited)	(unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on mortgages	$(15,958)	$(32,921)
Proceeds received on mortgage notes	7,758	23,000
Payment of deferred financing and
other costs	(477)	(151)
Dividends paid	(9,874)	(10,154)
Distributions to minority interests in
Operating Partnership	(1,585)	(2,309)
Distributions on preferred Operating
Partnership Units	(149)	(149)
Distributions to minority interests in
majority-owned partnerships	(94)	(60)
Purchase of minority interest in majority-owned partnerships		(30)
Redemption of Operating Partnership Units	—	(4,814)
Repurchase of Common Shares	(33,420)	(1,171)

Net cash used in financing activities	(53,799)	(28,759)

Cash flows from discontinued operations:
Net cash provided by discontinued operations	7,982	24,253

(Decrease) increase in cash and cash equivalents	(6,318)	2,716
Cash and cash equivalents, beginning of period	34,138	22,167

	27,820	24,883
Less: Cash of discontinued operations	—	(2,416)

Cash and cash equivalents, end of period	$27,820	$22,467

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of
amounts capitalized of $720 and $192, respectively	$9,464	$14,764

See accompanying notes

Back to Contents

      ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(in thousands, except per share amounts)

1.     THE COMPANY

Acadia Realty Trust (the “Company”) is a fully integrated and self–managed real estate investment trust (“REIT”) focused primarily on the ownership, acquisition, redevelopment and management of neighborhood and community shopping centers.

All of the Company’s assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership (the “Operating Partnership”) and its majority–owned partnerships. As of September 30, 2002, the Company controlled 88% of the Operating Partnership as the sole general partner.

The Company currently operates 36 properties, which it owns or has an ownership interest in, consisting of 33 neighborhood and community shopping centers and three multi–family properties, all of which are located in the Eastern and Midwestern regions of the United States.

2.     BASIS OF PRESENTATION

The consolidated financial statements include the consolidated accounts of the Company and its majority–owned partnerships, including the Operating Partnership, and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10–Q and Article 10 of Regulation S–X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Non–controlling investments in partnerships are accounted for under the equity method of accounting as the Company exercises significant influence. The information furnished in the accompanying consolidated financial statements reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the aforementioned consolidated financial statements for the interim periods.

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10–K for the year ended December 31, 2001.

3.     DISCONTINUED OPERATIONS (“Sold Properties”)

A significant component of the Company’s business plan during 2001 and 2002 was the disposition of non–core real estate assets. Under this initiative, the Company sold two apartment complexes and 20 shopping centers during 2001 and 2002. As of September 30, 2002, the Company also had two shopping centers under contract for sale, which were subsequently sold on October 11, 2002.

Consistent with Statement of Financial Accounting Standards (“SFAS”) No. 144, the results of operations of the Sold Properties are reported separately as discontinued operations for the three and nine months ended September 30, 2002 and 2001. Assets and liabilities of the Sold Properties have been classified separately in the Company’s consolidated balance sheet at September 30, 2002 and December 31, 2001 and are summarized in the following table:

Back to Contents

     ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

3.     DISCONTINUED OPERATIONS, Continued

	September 30, 2002	December 31, 2001

ASSETS
Net real estate	$15,965	$63,159
Cash and cash equivalents	—	965
Cash in escrow	101	2,648
Rents receivable, net	542	1,591
Prepaid expenses	287	691
Deferred charges, net	169	2,787
Other assets	—	698

Total assets	17,064	72,539
LIABILITIES AND SHAREHOLDERS’ EQUITY
Mortgage notes payable	3,069	50,163
Accounts payable and accrued expenses	61	724
Other liabilities	121	750

Total liabilities	3,251	51,637

Net assets of discontinued operations	$13,813	$20,902

Revenues from discontinued operations for the three months ended September 30, 2002 and 2001 totaled $621 and $5,593, respectively. Revenues from discontinued operations for the nine months ended September 30, 2002 and 2001 totaled $6,083 and $18,693, respectively.

4.     SHAREHOLDERS’ EQUITY AND MINORITY INTERESTS

The following table summarizes the change in the shareholders’ equity and minority interests since December 31, 2001:

	Shareholders’ Equity	Minority interest in Operating Partnership (1)	Minority interest in majority-owned partnerships

Balance at December 31, 2001	$179,098	$37,387	$1,429
Repurchase of Common Shares	(33,420)	—	—
Conversion of 1,877,637 Operating Partnership Units into Common Shares
by minority interests	13,438	(13,438)	—
Dividends and distributions declared
of $0.39 per Common Share and
Operating Partnership Unit	(9,691)	(1,394)	—
Cash flow distribution	—	—	(94)
Net income for the period January 1
through September 30, 2002	12,169	1,980	692
Other comprehensive income - Unrealized
loss on valuation of swap agreements	(5,302)	(899)	—

Balance at September 30, 2002	$156,292	$23,636	$2,027

(1)  Net income attributable to minority interest in Operating Partnership and distributions do not include a distribution on Preferred OP Units of $149.

Minority interest in Operating Partnership represent the limited partners’ interest of 3,372,080 and 5,625,950 units in the Operating Partnership (“Common OP Units”) at September 30, 2002 and 2001, respectively, and 2,212 units of preferred limited partnership interests (“Preferred OP Units”), with a nominal value of $1,000 per unit, which are entitled to a preferred quarterly distribution of $22.50 per unit (9% annually). Minority interests in majority–owned partnerships represent interests held by third parties in three partnerships in which the Company has a majority ownership position.

Certain limited partners converted 251,000 Common OP Units into Common Shares on a one–for–one basis during the three months ended September 30, 2002.

Back to Contents

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

	September 30, 2002	December 31 , 2001

Balance Sheet
Assets:
Rental property, net	$7,701	$7,997
Other assets	3,721	3,715

Total assets	$11,422	$11,712

Liabilities and partners’ equity
Mortgage note payable	$33,719	$34,133
Other liabilities	5,926	2,759
Partners’ equity	(28,223)	(25,180)

Total liabilities and partners’ equity	$11,422	$11,712

Company’s investment in Crossroads	$3,329	$5,147

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

Statement of Income
Total revenue	$1,777	$1,793	$5,175	$5,432
Operating and other expenses	595	559	1,565	1,618
Interest expense	737	644	2,062	1,967
Depreciation and amortization	136	135	409	403

Net income	$309	$455	$1,139	$1,444

Company’s share of net income	$191	$223	$615	$708
Amortization of excess investment
(See below)	98	98	294	294

Income from Crossroads	$93	$125	$321	414

The unamortized excess of the Company’s investment over its share of the net equity in Crossroads at the date of acquisition was $19,580. The portion of this excess attributable to buildings and improvements is being amortized over the life of the related property.

Back to Contents

     ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

5.     INVESTMENT IN PARTNERSHIPS, Continued

Acadia Strategic Opportunity Fund, LP (“ASOF”)

In 2001, the Company formed a joint venture, ASOF, with four of its institutional investors for the purpose of acquiring real estate assets. The Company is the sole general partner with a 22% interest in the joint venture and is also entitled to a profit participation in excess of its invested capital based on certain investment return thresholds. The Company also earns market–rate fees for asset management as well as for property management, construction and leasing services. On September 19, 2002, ASOF acquired three supermarket–anchored shopping centers. The Company accounts for its investment in ASOF using the equity method. Summary financial information of ASOF and the Company’s investment in and share of income from ASOF is as follows:

	September 30, 2002	December 31 , 2001

Balance Sheet
Assets:
Rental property, net	$26,896	$—
Other assets	2,760	98

Total assets	$29,656	$98

Liabilities and partners’ equity
Mortgage note payable	$18,568	$—
Other liabilities	432	—
Partners’ equity	10,656	98

Total liabilities and partners’ equity	$29,656	$98

Company’s investment in ASOF	$2,368	$22

	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2002

Statement of Income
Total revenue	$131	$132
Operating and other expenses	32	51
Management and other fees	338	1,013
Interest expense	41	41
Depreciation and amortization	23	23

Net loss	$(303)	$(996)

Company’s share of loss	$8	$4

6.     INTEREST RATE HEDGES

On January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. In connection with the adoption of SFAS No. 133, the Company recorded a transition adjustment of $149 related to the January 1, 2001 valuation of two LIBOR interest rate caps that hedged $23,203 of variable–rate mortgage debt. This adjustment is reflected as a cumulative effect of a change in accounting principle in the accompanying consolidated statement of income.

Back to Contents

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

6.     INTEREST RATE HEDGES (continued)

The following table summarizes the notional values and fair values of the Company’s derivative financial instruments as of September 30, 2002. The notional value does not represent exposure to credit, interest rate or market risks.

Hedge Type	Notional Value	Rate	Interest Maturity	Fair Value

Swap(1)	$11,974	5.94%	6/16/07	$(1,559)
Swap(1)	5,000	6.48%	6/16/07	(763)
Swap	30,000	4.80%	4/1/05	(1,890)
Swap	20,000	4.53%	10/1/06	(1,311)
Swap	9,162	4.47%	6/1/07	(573)
Swap	15,885	4.32%	1/1/07	(893)
Swap	12,288	4.11%	1/1/07	(588)

(1)   Relates to the Company’s investments in unconsolidated partnerships. These swaps effectively fix the interest rate on the Company’s pro rata share of mortgage debt.

As of September 30, 2002, the derivative instruments were reported at their fair value as interest rate swap payable of $5,255 and as a component of investments in unconsolidated partnerships of $(2,322). As of September 30, 2002, unrealized losses of $7,407 representing the fair value of the aforementioned swaps were reflected in accumulated other comprehensive loss and as a component of minority interest in Operating Partnership. For the three and nine months ended September 30, 2002, the Company recorded an unrealized loss of $82 and $116, respectively, due to partial ineffectiveness on one of the swaps. The ineffectiveness resulted from differences between the swap notional and the principal amount of the hedged variable rate debt.

The Company’s interest rate hedges are designated as cash flow hedges and hedge the future cash outflows on mortgage debt. Interest rate swaps that convert variable payments to fixed payments, such as those held by the Company, as well as interest rate caps, floors, collars, and forwards are cash flow hedges. The unrealized gains and losses in the fair value of these hedges are reported on the balance sheet with a corresponding adjustment to either accumulated other comprehensive income or earnings depending on the type of hedging relationship. For cash flow hedges, offsetting gains and losses are reported in accumulated other comprehensive income. Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified to earnings. This reclassification occurs over the same time period in which the hedged items affect earnings. Within the next twelve months, the Company expects to reclassify to earnings as interest expense approximately $2,000 of the current balance held in accumulated other comprehensive loss.

On July 10, 2002, the Company entered into an interest rate swap agreement to hedge its exposure to changes in interest rates with respect to $12,288 of LIBOR based variable rate mortgage debt. The swap agreement, which matures January 1, 2007, provides for a fixed interest rate of 4.11%.

7.     MORTGAGE LOANS

On September 26, 2002, the Company refinanced a maturing $9,485 loan with a life insurance company. The loan, which is secured by one of the Company’s properties, requires monthly payment of interest at the rate of LIBOR plus 173 basis points and principal amortized over 25 years and matures October 1, 2005.

On September 27, 2002, the Company repaid a $4,049 loan with a life insurance company in connection with the sale of a property subsequent to September 30, 2002 (note 13).

Back to Contents

     ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

8.     RELATED PARTY TRANSACTIONS

The Company currently manages one property in which a shareholder of the Company has an ownership interest for which the Company earns a management fee of 3% of tenant collections. In 2001, the Company terminated a contract to manage a property owned by a related party that earned fees of 3.25% of tenant collections. Management fees earned by the Company under these contracts aggregated $50 and $163 for the three and nine months ended September 30, 2002, respectively, and $131 and $345 for the three and nine months ended September 30, 2001, respectively.

The Company also earns certain management and service fees in connection with its investment in ASOF (note 5). Such fees earned by the Company aggregated $338 and $1,013 for the three and nine months ended September 30, 2002.

9.     DIVIDENDS AND DISTRIBUTIONS PAYABLE

On September 18, 2002, the Board of Trustees of the Company approved and declared a cash quarterly dividend for the quarter ended September 30, 2002 of $0.13 per Common Share and Common OP Unit. The dividend was paid on October 15, 2002 to shareholders of record as of September 30, 2002. The Board of Trustees also approved a distribution of $22.50 per Preferred OP Unit, which was paid on October 15, 2002.

10.     PER SHARE DATA

For the three and nine months ended September 30, 2002 and 2001, basic earnings per share was determined by dividing the net income applicable to common shareholders for each period by the weighted average number of common shares of beneficial interest (“Common Shares”) outstanding during each period. The weighted average number of Common Shares outstanding for the three months ended September 30, 2002 and 2001 were 24,974,176 and 28,488,712, respectively. The weighted average number of Common Shares outstanding for the nine months ended September 30, 2002 and 2001 were 25,370,088 and 28,224,716, respectively.

Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Shares were exercised or converted into Common Shares or resulted in the issuance of Common Shares that then shared in the earnings of the Company. For the three and nine months ended September 30, 2002 and 2001 no additional Common Shares were reflected as the impact would be anti–dilutive in such periods.

11.     COMPREHENSIVE LOSS

Comprehensive (loss) for the three months ended September 30, 2002 and 2001 totaled $(2,269) and $(11,380), respectively, and was comprised of net income (loss) of $1,881 and $(9,269), respectively, and other comprehensive (loss) related to the changes in the fair value of derivative instruments of $(4,150) and $(2,111), respectively. Comprehensive income (loss) for the nine months ended September 30, 2002 and 2001 totaled $6,867 and $(2,265), respectively, and was comprised of net income of $12,169 and $114, respectively, and other comprehensive (loss) related to the changes in the fair value of derivative instruments of $(5,302) and $(2,379), respectively. The following table sets forth the change in accumulated other comprehensive loss for the period since December 31, 2001:

Balance at December 31, 2001	$1,206
Unrealized loss on valuation of swap agreements	5,302

Balance at September 30, 2002	$6,508

As of September 30, 2002, the balance in accumulated other comprehensive loss was comprised entirely of unrealized losses on the valuation of swap agreements.

Back to Contents

     ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

12.     SEGMENT REPORTING

Prior to the sale of two major apartment complexes during 2001, the Company had two reportable segments: retail properties and multi–family properties as both the Company’s multi–family properties and retail properties contributed in excess of 10% of the Company’s revenues, respectively. As a result of discontinued operations (note 3), the Company currently operates in predominantly one industry segment. The Company’s current focus is on the ownership, acquisition, redevelopment and management of neighborhood and community shopping centers. The Company currently operates 36 properties, of which 33 are shopping centers located in the Eastern and Midwestern regions of the United States. Management does not group its operations on a geographic basis and measures performance and evaluates each property on an individual basis and allocates resources based thereon, independent of the other properties within the portfolio. Accordingly, the Company believes it has a single reportable segment for disclosure purposes in accordance with GAAP. Furthermore, no single tenant comprises more than 10% of the total revenues for the Company and none of the Company’s shopping centers are located in a foreign country.

13.     SUBSEQUENT EVENTS

On October 11, 2002, the Company sold the Manahawkin Village Shopping Center and Valmont Plaza for $16,825 to a single unaffiliated buyer. The Company received two purchase money notes in connection with the sale. The first for $11,000 was repaid in full on November 8, 2002. The second for $1,600, matures October 11, 2003, requires monthly interest of 5% to February 1, 2003, and 10% thereafter. As part of the transaction, the Company repaid $3,084 of mortgage debt secured by the Valmont Plaza. The $4,049 of mortgage debt secured by the Manahawkin Village Shopping Center was repaid in full on September 27, 2002, prior to the sale.

On November 8, 2002, the Company and an unaffiliated joint venture partner completed the sale of a contract to purchase land in Bethel, Connecticut to the Target Corporation for $1,581 after closing and other related costs. The joint venture received a $1,632 note receivable for the net purchase price and additional reimbursements due from the buyer, which matures January 9, 2003.

Back to Contents

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is based on the consolidated financial statements of the Company as of September 30, 2002 and 2001 and for the three and nine months then ended. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto. Operating results for all periods presented reflect the results of the Sold Properties on a discontinued basis for financial reporting purposes and, as such, the amounts reflected in the following discussion exclude the Sold Properties except where noted. Certain amounts for the three and nine months ended September 30, 2001 have been reclassified to conform to the current presentation.

FORWARD–LOOKING STATEMENTS

Certain statements contained in this report constitute “forward–looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward–looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results performance or achievements expressed or implied by such forward–looking statements. Such factors include, among others, the following: general economic and business conditions, which will, among other things, affect demand for rental space, the availability and creditworthiness of prospective tenants, lease rents and the availability of financing; adverse changes in the Company’s real estate markets, including, among other things, competition with other companies; risks of real estate development and acquisition; governmental actions and initiatives; and environmental/safety requirements.

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

Valuation of Property Held for Use and Sale

On a quarterly basis, the Company reviews both the carrying value of properties held for use and for sale. The Company records impairment losses and reduces the carrying value of properties when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases where the Company does not expect to recover its carrying costs on properties held for use, the Company reduces its carrying cost to fair value, and for properties held for sale, the Company reduces its carrying value to the fair value less costs to sell. For the three and nine months ended September 30, 2002, an impairment loss of $197,000 was recognized related to a property sold subsequent to September 30, 2002. Management does not believe that the value of the remaining properties held for sale or properties in use are impaired as of September 30, 2002.

Bad Debts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make payments on arrearages in billed rents, as well as the likelihood that tenants will not have the ability to make payment on unbilled rents including estimated expense recoveries and straight–line rent. As of September 30, 2002, the Company had recorded an allowance for doubtful accounts of $2.2 million. If the financial condition of the Company’s tenants were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2002 (“2002”) to the three months ended September 30, 2001 (“2001”)

Total revenues increased $1.3 million, or 9%, to $16.2 million for 2002 compared to $14.9 million for 2001.

Minimum rents increased $493,000, or 4%, to $12.2 million for 2002 compared to $11.7 million for 2001. This increase was attributable to increases in rents from re–tenanting activities and contractual rent increases for existing tenants offset by a decrease in rents following certain tenant bankruptcies.

In total, expense reimbursements increased $233,000, or 9%, from $2.6 million to $2.8 million for 2002. Common area maintenance (“CAM”) expense reimbursements, which comprise the majority of the variance between years, increased $187,000, or 22%, from $849,000 in 2001 to $1.0 million in 2002. This resulted primarily from tenant reimbursement of higher insurance costs experienced throughout the portfolio for 2002.

Other income increased $548,000 to $933,000 in 2002 compared to $385,000 for 2001. This was primarily due to an increase of $265,000 in asset and property management fees earned from ASOF in 2002 and $299,000 in interest earned on purchase money notes from the sale of properties in 2002.

Back to Contents

RESULTS OF OPERATIONS, Continued

Total operating expenses increased $903,000, or 9%, to $11.2 million for 2002, from $10.3 million for 2001.

Property operating expenses increased $89,000, or 3%, to $2.8 million for 2002 compared to $2.7 million for 2001. This was a result primarily of an increase in property and liability insurance costs across the portfolio for 2002 offset by a decrease in bad debt expense in 2002.

General and administrative expense increased $200,000, or 10%, from $2.0 million for 2001 to $2.2 million for 2002. This increase was primarily attributable to an increase in third–party professional fees in 2002 as well as an increase in leasing related salary expense as a result of the Company’s current accounting policy to expense all internal leasing costs commencing in 2002.

Depreciation and amortization increased $303,000, or 9%, from $3.4 million for 2001 to $3.7 million for 2002. Depreciation expense increased $31,000. This was principally a result of increased depreciation expense related to capitalized tenant installation costs during 2001 and 2002. Amortization expense increased $272,000, which was primarily attributable to the write–off of deferred leasing costs related to certain tenant leases and increased loan amortization expense related to financing activity in 2002.

Interest expense of $2.8 million for 2002 decreased $151,000, or 5%, from $2.9 million for 2001. This variance was attributable to a $261,000 decrease resulting from a lower average interest rate on the portfolio mortgage debt and $183,000 of additional capitalized interest in 2002. These decreases were offset by a $293,000 increase in interest expense for 2002 as a result of higher average outstanding borrowings during 2002.

Operating income from discontinued operations decreased $623,000 due to the timing of property sales in 2001 and 2002.

Comparison of the nine months ended September 30, 2002 (“2002”) to the nine months ended September 30, 2001 (“2001”)

Total revenues increased $6.3 million, or 14%, to $51.7 million for 2002 compared to $45.4 million for 2001.

Minimum rents increased $730,000, or 2%, from $35.2 million in 2001 to $35.9 million in 2002. This increase was attributable to contractual rent increases for existing tenants offset by a decrease in rents following certain tenant bankruptcies.

In total, expense reimbursements of $8.1 million were essentially unchanged from 2001. CAM expense reimbursements decreased $106,000, or 3%, from $3.1 million in 2001 to $3.0 million in 2002. This resulted from a decrease in snow removal costs following a mild winter in 2002.

Lease termination income of $3.9 million in 2002 was primarily the result of the settlement of the Company’s claim against a former tenant.

Other income increased $1.8 million to $2.8 million in 2002 compared to $1.0 million for 2001. This was primarily due to an increase of $795,000 in asset and property management fees earned in 2002 from ASOF, $596,000 in interest earned on purchase money notes from the sale of properties in 2002 and an increase in interest income due to higher interest earning assets in 2002.

Total operating expenses increased $1.2 million, or 4%, to $33.0 million for 2002 from $31.8 million for 2001.

Property operating expenses decreased $615,000, or 7%, to $8.2 million for 2002 compared to $8.8 million for 2001. This decrease was the result of lower CAM expenses (primarily snow removal costs) throughout the portfolio, lower utility expenses following the redevelopment of the Elmwood Park Shopping Center and a decrease in bad debt expense in 2002. These decreases were offset by a reduction in 2001, of estimated property liability insurance claims related to prior year policies based on actual claims filed under these policies and a general increase during 2002 in property and liability insurance costs across the portfolio.

General and administrative expense increased $802,000, or 12%, from $6.5 million for 2001 to $7.3 million for 2002. This increase was primarily attributable to an increase in third–party professional fees in 2002 related to the Company’s tender offer (see discussion under “Liquidity and Capital Resources – Share Repurchase”) as well as those factors discussed for the three months ended September 30, 2002.

Depreciation and amortization increased $808,000, or 8%, from $10.2 million for 2001 to $11.0 million for 2002. Depreciation expense increased $239,000 and amortization expense increased $569,000. The increases were attributable to those factors previously discussed for the three months ended September 30, 2002.

Interest expense of $8.2 million for 2002 decreased $1.5 million, or 15%, from $9.7 million for 2001. Of this decrease, $1.8 million was the result of a lower average interest rate on the portfolio mortgage debt and $528,000 was due to higher capitalized interest in 2002. These decreases were offset by a $861,000 increase in interest expense for 2002 due to higher average outstanding borrowings during 2002.

The $140,000 extraordinary loss in 2001 was a result of the write–off of deferred financing fees as a result of the early repayment of debt.

Back to Contents

RESULTS OF OPERATIONS, Continued

The $149,000 cumulative effect of a change in accounting principle in 2001 was a transition adjustment related to the valuation of LIBOR rate caps recognized in connection with the January 1, 2001 adoption of SFAS No. 133.

Operating income from discontinued operations decreased $2.0 million due to the timing of property sales in 2001 and 2002.

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

NAREIT defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Effective January 1, 2000, NAREIT clarified the definition of FFO to include non–recurring events except those that are defined as “extraordinary items” under GAAP. The reconciliation of net income to FFO for the three and nine months ended September 30, 2002 and 2001 is as follows:

(amounts in thousands)
	For the three months		For the nine months
	ended September 30,		ended September 30,

	2002	2001	2002	2001

Net income (loss)	$1,881	$(9,269)	$12,169	$114
Depreciation of real estate and
amortization of leasing costs:
Wholly-owned and consolidated
partnerships	3,540	4,579	11,680	13,976
Unconsolidated partnerships	163	157	479	470
Income attributable to
Minority interest in Operating
Partnership (1)	276	(1,707)	1,980	347
Impairment of real estate	197	14,756	197	14,756
Loss (gain) on sale of properties (2)	49	(1,245)	(2,740)	(8,280)
Extraordinary item	—	—	—	140
Cumulative effect of a change
in accounting principle	—	—	—	149

Funds from operations	6,106	7,271	23,765	21,672
Less: Funds from operations –
Discontinued operations (3)	(276)	(2,152)	(2,575)	(7,530)
Funds from operations –
Continuing operations	$5,830	$5,119	$21,190	$14,142
Cash flows provided by (used in) (3):
Operating activities	—	—	$18,706	$14,213
Investing activities	—	—	20,793	(6,991)
Financing activities	—	—	(53,799)	(28,759)

(1)	Does not include distributions paid to Preferred OP Unitholders.
(2)	Excludes minority interest related to land sale during the nine months ended September 30, 2002.
(3)	Discontinued operations and cash flows represent the activity related to all properties sold since January 1, 2001. Activity as reflected above has been adjusted from that as originally reported for the first and second quarters of 2002 to reflect two additional properties, which were classified as held for sale as of September 30, 2002, and sold subsequent to September 30, 2002.

Back to Contents

LIQUIDITY AND CAPITAL RESOURCES

Uses of Liquidity

The Company’s principal uses of its liquidity are expected to be for distributions to its shareholders and OP unitholders, debt service and loan repayments, and property investment which includes funding of its joint venture commitments, acquisition, redevelopment, expansion and re–tenanting activities. In order to qualify as a REIT for Federal income tax purposes, the Company must currently distribute at least 90% of its taxable income to its shareholders. On September 18, 2002, the Board of Trustees of the Company approved and declared a cash quarterly dividend for the quarter ended September 30, 2002 of $0.13 per Common Share and Common OP Unit. The dividend was paid on October 15, 2002 to shareholders of record as of September 30, 2002. The Board of Trustees also approved a distribution of $22.50 per Preferred OP Unit, which was paid on October 15, 2002.

Acadia Strategic Opportunity Fund, LP (“ASOF”)

As announced in 2001, the Company has committed $20 million to a joint venture formed with four of its institutional shareholders, for the purpose of acquiring additional community and neighborhood shopping centers. On September 19, 2002, ASOF acquired three supermarket–anchored shopping centers located in Ohio for a total purchase price of $26.7 million. ASOF assumed $12.6 million of fixed rate debt on two of the properties at a blended rate of 8.1%. A new $6.0 million loan was obtained on the third property at a floating rate of LIBOR plus 200 basis points. The balance of the purchase price was funded by the joint venture, of which the Company’s share was $1.8 million.

ASOF has also entered into two separate contracts with two unaffiliated parties to purchase property for an aggregate initial purchase price of approximately $128.0 million (includes estimated closing costs). As part of the transactions, it is anticipated ASOF will assume a total $72.8 million of debt as well as place $30 million of additional mortgage debt on one of the properties simultaneous with the projected closing. The balance of the aggregate purchase price will require approximately $25.2 million of equity of which $5.3 million is anticipated to be the Company’s pro rata share. The closings are contingent upon several factors including receiving lenders’ consent permitting the assumption of debt and other closing conditions. As such, the completion of these transactions cannot be assured.

In addition, the Company has funded $1.3 million as of November 13, 2002 to ASOF for working capital purposes.

Property Redevelopment and Expansion

The Company’s redevelopment program focuses on selecting well–located neighborhood and community shopping centers and creating significant value through re–tenanting and property redevelopment. The Company currently has two redevelopment projects in progress as follows:

Elmwood Park Shopping Center – This shopping center located in Elmwood Park, New Jersey, is approximately ten miles west of New York City. The redevelopment consists of re–anchoring, renovating and expanding the existing 125,000 square foot shopping center by 30,000 square feet. The first phase included the relocation and expansion of a Walgreen’s into a 15,000 square foot, state–of–the–art drugstore that includes a drive–through pharmacy. Construction was recently completed on the second phase, which consisted of building a 49,000 square foot freestanding Pathmark Supermarket replacing the former undersized (28,000 square feet) in–line Grand Union supermarket. The Pathmark Supermarket opened on November 10, 2002. As of September 30, 2002, costs incurred on this project totaled $9.5 million (this excludes $3.8 million in reimbursements). The Company expects remaining redevelopment costs of approximately $2.5 million to complete this project. In conjunction with the supermarket rent commencement, the Operating Partnership is also obligated to issue OP Units of up to $2.8 million to the original owners who contributed the property to the Company in connection with the RDC Transaction in August 1998.

Gateway Shopping Center – The redevelopment of the Gateway Shopping Center, formerly a partially enclosed mall located in South Burlington, Vermont, includes the demolition of 90% of the property and the construction of a new anchor supermarket. Following the bankruptcy of the former anchor supermarket, Grand Union, the lease was assigned to and assumed by Shaw’s Supermarkets. The Company has executed a new lease with Shaw’s Supermarkets for the construction of a new 72,000 square foot anchor supermarket. This will replace the 32,000 square foot store formerly occupied by Grand Union. Total costs through September 30, 2002 for this project, including the original acquisition costs, were $10.1 million. The Company expects remaining redevelopment costs of approximately $7.8 million to complete this project, which it anticipates completing in the second half of 2003.

Additionally, for the balance of 2002, the Company currently estimates that capital outlays of approximately $1.0 to $2.0 million will be required for tenant improvements, related renovations and other property improvements related to executed leases.

Back to Contents

LIQUIDITY AND CAPITAL RESOURCES, Continued

Share Repurchase

The Company’s repurchase of its Common Shares is an additional use of liquidity. Upon completion of a tender offer in February 2002, the Company purchased a total of 5,523,974 Common Shares and Common OP Units (collectively, “Shares”), comprised of 4,136,321 Common Shares and 1,387,653 Common OP Units (which were converted to Common Shares upon tender), at a Purchase Price of $6.05 per Share. The aggregate purchase price paid for the 5,523,974 Shares was $33.4 million. In addition to the tender offer, the Company has an existing share repurchase program that authorizes management, at its discretion, to repurchase up to $20.0 million of the Company’s outstanding Common Shares. Through November 13, 2002, the Company had repurchased 1,931,682 Common Shares (net of 123,173 shares reissued) at a total cost of $11.6 million. The program may be discontinued or extended at any time and there is no assurance that the Company will purchase the full amount authorized.

Sources of Liquidity

The Company intends on using ASOF as the primary vehicle for future acquisitions. Sources of capital for funding the Company’s joint venture commitment, other property acquisitions, redevelopment, expansion and re–tenanting, as well as future repurchases of Common Shares are expected to be obtained primarily from cash on hand, additional debt financings and future sales of existing properties. As of September 30, 2002, the Company had a total of approximately $31.1 million of additional capacity with four lenders, of which the Company is required to draw $17.7 million by December 2002, or forego the ability to draw these funds at any time during the remaining term of the loans. Of the remaining capacity, approximately $6.0 million is subject to additional leasing requirements at the collateral properties and certain lender requirements, which the Company has not yet satisfied. The Company also had cash and cash equivalents on hand of $27.8 million at September 30, 2002 as well as seven properties that are currently unencumbered and therefore available as potential collateral for future borrowings. The Company anticipates that cash flow from operating activities will continue to provide adequate capital for all debt service payments, recurring capital expenditures and REIT distribution requirements.

Financing and Debt

At September 30, 2002, mortgage notes payable aggregated $203.2 million and were collateralized by 25 properties and related tenant leases. Interest on the Company’s outstanding mortgage indebtedness ranged from 3.3% to 8.1% with maturities that ranged from August 2003 to January 2011. Taking into effect $87.3 million of notional principal under variable to fixed–rate swap agreements, $145.7 million of the portfolio, or 72%, was fixed at a 6.8% weighted average interest rate and $57.5 million, or 28% was floating at a 3.7% weighted average interest rate. Of the total outstanding debt, $19.5 million will become due by 2004, with scheduled maturities of $16.1 million with a weighted average interest rate of 3.7% in 2003, and $3.4 million with a weighted average interest rate of 7.9% in 2004. As the Company does not anticipate having sufficient cash on hand to repay such indebtedness, it will need to refinance this indebtedness or select other alternatives based on market conditions at that time.

The Company owns a 49% interest in Crossroads. The Company accounts for its investment in Crossroads using the equity method of accounting as it has a non–controlling investment in Crossroads, but exercises significant influence. As such, the Company’s financial statements reflect its share of income from, but not the assets and liabilities of, Crossroads. The Company’s effective pro rata share of Crossroads mortgage debt as of September 30, 2002 was $16.5 million. Interest on the debt, which matures in October 2007, has been effectively fixed at 7.2% through variable to fixed–rate swap agreements.

The Company owns a 22% interest in ASOF for which it also uses the equity method of accounting. The Company’s effective pro rata share of ASOF fixed–rate mortgage debt as of September 30, 2002 was $2.8 million at a weighted average interest rate of 8.1%. The Company’s effective pro rata share of ASOF variable–rate mortgage debt as of September 30, 2002 was $1.3 million at an interest rate of 3.8%. Maturities on these loans range from October 2007 to June 2023.

The Company currently has one outstanding letter of credit for $2.0 million, from which no amounts have been drawn against, related to the completion of certain work at one of its properties currently under redevelopment. The following summarizes the financing and refinancing transactions since June 30, 2002:

On July 10, 2002, the Company entered into an interest rate swap agreement to hedge its exposure to changes in interest rates with respect to $12.3 million of LIBOR based variable–rate debt. The swap agreement, which matures January 1, 2007, provides for a fixed all–in interest rate of 4.11%.

On September 26, 2002, the Company refinanced a maturing $9.5 million loan with a life insurance company. The loan, which is secured by one of the Company’s properties, requires monthly payment of interest at the rate of LIBOR plus 173 basis points and principal amortized over 25 years and matures October 1, 2005.

On September 27, 2002, the Company repaid a $4.0 million loan with a life insurance company in connection with the sale of a property subsequent to September 30, 2002.

Back to Contents

LIQUIDITY AND CAPITAL RESOURCES, continued

The following table summarizes the Company’s mortgage indebtedness as of September 30, 2002 and December 31, 2001:

		September 30, 2002		December 31, 2001	Interest Rate at September 30, 2002	Maturity	Properties Encumbered	Payment Terms

Mortgage notes payable - variable-rate
Sun America Life Insurance Company	$	—	$	13,521	—	—	—	—
Fleet Bank, N.A.		8,762		8,853	3.57% (LIBOR + 1.75%)	08/01/03	(1)	(2)
Metropolitan Life Insurance Company		7,623		7,700	3.82% (LIBOR + 2.00%)	11/01/03	(3)	(2)
First Union National Bank		13,419		13,512	3.27% (LIBOR + 1.45%)	01/01/05	(4)	(2)
Washington Mutual		57,260		58,149	3.63% (LIBOR + 1.75%)	04/01/05	(5)	(2)
Sun America Life Insurance Company		9,485		9,682	3.52% (LIBOR + 1.73%)	10/01/05	(6)	(2)
Fleet Bank, N.A.		12,231		12,350	3.57% (LIBOR + 1.75%)	01/01/07	(7)	(2)
Washington Mutual		15,738		16,000	3.73% (LIBOR + 1.85%)	01/01/07	(8)	(2)
Fleet Bank, N.A.		4,961		4,051	3.57% (LIBOR + 1.75%)	03/15/07	(9)	(2)
Fleet Bank, N.A.		6,300		—	4.82% (LIBOR + 3.00%)	05/01/07	(10)	(2)
Fleet Bank, N.A.		9,135		9,106	3.56% (LIBOR + 1.75%)	06/01/07	(11)	(2)

Total variable-rate debt		144,914		152,924

Mortgage notes payable - fixed-rate
Huntoon Hastings Capital Corp.		—		6,194	—	—	—	—
Anchor National Life Insurance Company		3,606		3,676	7.93%	01/01/04	(12)	$33(2)
Sun America Life Insurance Company		13,718		—	6.46%	07/01/07	(13)	$92(2)
Mellon Mortgage Company		—		7,305	—	—	—	—
Metropolitan Life Insurance Company		24,587		24,820	8.13%	11/01/10	(14)	$197(2)
Bank of America, N.A.		10,946		11,017	7.55%	01/01/11	(15)	$78(2)
Bank of America, N.A.		5,473		5,508	7.55%	01/01/11	(16)	$39(2)

Total fixed-rate debt		58,330		58,520

	$	203,244	$	211,444

Notes:
(1)	Soundview Marketplace	(7)	Branch Shopping Center Abington Towne Center Methuen Shopping Center	(13)	Merrillville Plaza

(2)	Monthly principal and interest	(8)	Walnut Hill Plaza Bloomfield Town Square	(14)	Crescent Plaza East End Centre

(3)	Greenridge Plaza Luzerne Plaza	(9)	Town Line Plaza	(15)	GHT Apartments

(4)	239 Greenwich Avenue	(10)	Gateway Shopping Center	(16)	Colony Apartments

(5)	New Loudon Center Ledgewood Mall Route 6 Plaza Bradford Towne Centre Berlin Shopping Center	(11)	Smithtown Shopping Center

(6)	Village Apartments	(12)	Pittston Plaza

Asset Sales

Asset sales are an additional source of liquidity for the Company. A significant component of the Company’s business plan during 2001 and 2002 was the disposition of non–core real estate assets, which was completed in April 2002. On an ongoing basis, the Company may sell assets as part of its capital recycling program. In connection with this program, the Company sold the Manahawkin Village Shopping Center and Valmont Plaza on October 11, 2002, for $16.8 million to a single buyer. The Company received two purchase money notes in connection with the sale. The first for $11.0 million was repaid in full on November 8, 2002. The second, for $1.6 million, matures October 11, 2003, requires monthly interest of 5% to February 1, 2003, and 10% thereafter. As part of the transaction, the Company repaid $3.1 million of mortgage debt secured by the Valmont Plaza. Net proceeds, including closing costs and the subsequent collection of the purchase money note totaled $11.6 million.

Back to Contents

On November 8, 2002, the Company and an unaffiliated joint venture partner completed the sale of a contract to purchase land in Bethel, Connecticut to the Target Corporation for $1.6 million after closing and other related costs. The joint venture received a note for the net purchase price which matures January 9, 2003. In addition to the refund of a $208,000 deposit, the Company anticipates receiving cash proceeds of $1.3 upon collection of the note.

HISTORICAL CASH FLOW

The following discussion of historical cash flow compares the Company’s cash flow for the nine months ended September 30, 2002 (“2002”) with the Company’s cash flow for the nine months ended September 30, 2001 (“2001”).

Cash and cash equivalents were $27.8 million and $24.9 million at September 30, 2002 and 2001, respectively. The increase of $2.9 million was a result of the following increases and decreases in cash flows:

	Nine months ended September 30,
	2002	2001	Change
	(in millions)
Net cash provided by operating activities	$18.7	$14.2	$4.5
Net cash provided by (used in) investing activities	20.8	(7.0)	27.8
Net cash used in financing activities	(53.8)	(28.8)	(25.0)
Net cash provided by discontinued operations	8.0	24.3	(16.3)

The variance in net cash provided by operating activities resulted from an increase of $7.4 million in operating income before non–cash expenses in 2002, which was primarily due to $3.9 million of lease termination income received in 2002 and lower interest expense due to lower average interest rates on the portfolio mortgage debt. This increase was partially offset by a net decrease in cash provided by changes in operating assets and liabilities of $2.9 million, primarily rents receivable and prepaid expenses.

The variance in net cash provided by (used in) investing activities was primarily the result of an increase of $34.8 million received in 2002 from the collection of a purchase money note from the sale of a property, offset by an increase of $4.3 million in expenditures for real estate acquisitions, development and tenant installation costs in 2002 and a $2.3 million investment in an unconsolidated partnership in 2002.

The increase in net cash used in financing activities resulted primarily from $33.4 million of cash used in 2002 for the Company’s Tender Offer and a decrease of $15.2 million of cash provided by additional borrowings in 2002. This was partially offset by $17.0 million of additional cash used in 2001 for the repayment of debt and $4.8 million used in 2001 for the redemption of Common OP Units.

The decrease in net cash provided by discontinued operations was primarily a result of a decrease in net sales proceeds received in 2002 and a decrease in cash provided by additional borrowings in 2002. These decreases were offset by additional cash used in 2001 for the repayment of debt.

INFLATION

The Company’s long–term leases contain provisions designed to mitigate the adverse impact of inflation on the Company’s net income. Such provisions include clauses enabling the Company to receive percentage rents based on tenants’ gross sales, which generally increase as prices rise, and/or, in certain cases, escalation clauses, which generally increase rental rates during the terms of the leases. Such escalation clauses are often related to increases in the consumer price index or similar inflation indexes. In addition, many of the Company’s leases are for terms of less than ten years, which permits the Company to seek to increase rents upon re–rental at market rates if rents are below the then existing market rates. Most of the Company’s leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes, insurance and utilities, thereby reducing the Company’s exposure to increases in costs and operating expenses resulting from inflation.

Back to Contents

Item 3.     Quantitative and qualitative disclosures about market risk

The Company’s primary market risk exposure is to changes in interest rates related to the Company’s mortgage debt. See the discussion under Item 2. for certain quantitative details related to the Company’s mortgage debt.

Currently, the Company manages its exposure to fluctuations in interest rates primarily through the use of fixed–rate debt, interest rate swap agreements and LIBOR caps. The Company is a party to interest rate swap transactions to hedge the Company’s exposure to changes in interest rates with respect to $87.3 million of LIBOR based variable–rate debt. The Company also has two interest rate swaps hedging the Company’s exposure to changes in interest rates with respect to $16.5 million of LIBOR based variable–rate debt related to its investment in Crossroads.

The following table sets forth information as of September 30, 2002 concerning the Company’s long–term debt obligations, including principal cash flows by scheduled maturity and weighted average interest rates of maturing amounts (amounts in millions):

Consolidated mortgage debt:

Year	Scheduled amortization	Maturities	Total	Weighted average interest rate

2002	$0.9	$—	$0.9	n/a
2003	3.5	16.1	19.6	3.7%
2004	3.4	3.5	6.9	7.9%
2005	2.4	75.9	78.3	3.6%
2006	2.0	—	2.0	n/a
Thereafter	3.5	92.0	95.5	5.7%

	$15.7	$187.5	$203.2

Mortgage debt in unconsolidated partnerships (at Company’s pro rata share):

Year	Scheduled amortization	Maturities	Total	Weighted average interest rate

2002 - 2006	$1.9	$—	$1.9	n/a
Thereafter	2.7	16.0	18.7	6.9%

	$4.6	$16.0	$20.6

Of the Company’s total outstanding debt, $16.1 million will become due at maturity through the end of 2003. As the Company intends on refinancing some or all of such debt at the then–existing market interest rates which may be greater than the current interest rate, the Company’s interest expense would increase by approximately $161,000 annually if the interest rate on the refinanced debt increased by 100 basis points. Furthermore, interest expense on the Company’s variable debt as of September 30, 2002 would increase by $576,000 annually for a 100 basis point increase in interest rates. The Company may seek additional variable–rate financing if and when pricing and other commercial and financial terms warrant. As such, the Company would consider hedging against the interest rate risk related to such additional variable–rate debt through interest rate swaps and protection agreements, or other means.

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a–14(c) and 15d–14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's reports filed or submitted under the Exchange Act.

Changes in Internal Controls

Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

Back to Contents

Part II.     Other Information

Item 1.     Legal Proceedings

There have been no material legal proceedings beyond those previously disclosed in the Registrants filed Annual Report on Form 10–K for the year ended December 31, 2001.

Item 2.     Changes in Securities

None

Item 3.     Defaults Upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

None

Item 5.     Other Information

None

Item 6.     Exhibits and Reports on Form 8–K

(a) Exhibits

No.	Description
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8–K

The following Form 8–K’s were filed since June 30, 2002:

1)	Form 8–K/A filed July 2, 2002 (earliest event April 26, 2002), reporting in Item 7. required financial statements and pro forma information related the sale of the 17–property shopping center portfolio for $52.7 million.

2)	Form 8–K filed July 12, 2002 (earliest event July 10, 2002), reporting in Item 5. a press release announcing the upward revision of earnings guidance for the year ending December 31, 2002 and the pending acquisition of three supermarket–anchored shopping centers.

3)	Form 8–K filed August 15, 2002 (earliest event August 15, 2002), reporting in Item 9. certain supplemental information concerning the ownership, operations and portfolio of the Company as of June 30, 2002.

Back to Contents

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACADIA REALTY TRUST

November 13, 2002	/s/ Kenneth F. Bernstein

Kenneth F. Bernstein
President and Chief Executive Officer
(Principal Executive Officer)

November 13, 2002	/s/ Perry Kamerman

Perry Kamerman
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Back to Contents

CERTIFICATION

I, Kenneth F. Bernstein, certify that:

1.	I have reviewed this quarterly report on Form 10–Q of Acadia Realty Trust;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–14 and 15d–14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Kenneth F. Bernstein

Kenneth F. Bernstein
President and Chief Executive Officer
November 13, 2002

Back to Contents

CERTIFICATION

I, Perry Kamerman, certify that:

1.	I have reviewed this quarterly report on Form 10–Q of Acadia Realty Trust;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–14 and 15d–14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Perry Kamerman

Perry Kamerman
Chief Financial Officer
November 13, 2002