Form 10-K
period 2002-12-31
ACADIA REALTY TRUST
filed 2003-03-28
CIK 899629

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 1-12002

ACADIA REALTY TRUST
(Exact name of registrant as specified in its charter)

Maryland	23-2715194
(State of incorporation)	(I.R.S. employer identification no.)

20 Soundview Marketplace
Port Washington, NY 11050
(Address of principal executive offices)

(516) 767-8830
(Registrant’s telephone number)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

YES	NO

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2002 was $202.1 million, based on a price of $8.15 per share, the closing sales price for the Registrant’s shares of beneficial interest on the New York Stock Exchange on that date.

The number of shares of the Registrant’s Common Shares of Beneficial Interest outstanding on March 24, 2003 was 25,430,966.

DOCUMENTS INCORPORATED BY REFERENCE

Part III – Definitive proxy statement for the 2003 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A.

TABLE OF CONTENTS

Form 10-K Report

Back to Contents

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

Back to Contents

PART I

ITEM 1. BUSINESS

GENERAL

Acadia Realty Trust (the “Company”), formerly Mark Centers Trust, was formed on March 4, 1993 as a Maryland Real Estate Investment Trust (“REIT”). The Company is a fully integrated, self-managed and self-administered equity REIT focused primarily on the ownership, acquisition, redevelopment and management of neighborhood and community shopping centers. The Company currently operates 62 properties, which it owns or has an ownership interest in, consisting of 58 neighborhood and community shopping centers, one enclosed mall, one mixed-use property (retail/residential) and two multi-family properties, which are located in the Northeast, Mid-Atlantic and Midwestern regions of the United States and, in total, comprise approximately nine million square feet.

All of the Company’s assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership, a Delaware limited partnership (the “Operating Partnership”) and its majority-owned subsidiaries. As of December 31, 2002, the Company controlled 89% of the Operating Partnership as the sole general partner. As the general partner, the Company is entitled to share, in proportion to its percentage interest, in the cash distributions and profits and losses of the Operating Partnership. The limited partners represent entities or individuals who contributed their interests in certain properties or partnerships to the Operating Partnership in exchange for common or preferred units of limited partnership interest (“Common OP Units” or “Preferred OP Units”). Limited partners holding Common OP Units are generally entitled to exchange their units on a one-for-one basis for common shares of beneficial interest of the Company (“Common Shares”). This structure is commonly referred to as an umbrella partnership REIT or “UPREIT”.

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

On August 12, 1998, the Company completed a major reorganization (“RDC Transaction”) in which it acquired 12 shopping centers, five multi-family properties and a 49% interest in one shopping center along with certain third party management contracts and promissory notes from real estate investment partnerships (“RDC Funds”) managed by affiliates of RD Capital, Inc. In exchange for these and a cash investment of $100.0 million, the Company issued 11.1 million Common OP Units and 15.3 million Common Shares to the RDC Funds. These Common Shares were distributed to the respective limited partners of the RDC Funds during 2000. After giving effect to the conversion of the Common OP Units the RDC Funds beneficially owned 72% of the Common Shares as of the closing of the RDC Transaction. During March of 2003, the Company issued additional Common OP Units and cash valued at $2.8 million to certain limited partners in connection with its obligation under the RDC Transaction. The payment was due upon the commencement of rental payments from a designated tenant at one of the properties acquired in the RDC Transaction.

During 2001, certain of the Company’s larger shareholders expressed a desire for liquidity. The Company determined that it was in the best interest of the Company to provide an opportunity for all shareholders wishing to sell their Common Shares to be able to do so in a manner that would not negatively impact its share price. Furthermore, the Company believed that while providing this liquidity to some shareholders, it would be at an attractive price that would benefit its remaining shareholders. Upon completion of the “Modified Dutch Auction” tender offer (the “Tender Offer”) in February 2002, the Company purchased 4,136,321 Common Shares and 1,387,653 Common OP Units (collectively, “Shares”), at a Purchase Price of $6.05. This included 600,000 Shares purchased from Mr. Dworman, Chairman of the Board of Trustees, who participated in the Tender Offer. This also included 139,359 Shares purchased pursuant to its right to purchase up to an additional 2% of its Common Shares outstanding. The aggregate purchase price paid for the 5,523,974 Shares was $33.4 million.

BUSINESS OBJECTIVES AND OPERATING STRATEGY

The Company’s primary business objective is to acquire and manage commercial retail properties that will provide cash for distributions to shareholders while also creating potential for capital appreciation to enhance investor returns. Currently, the primary conduit for the Company’s acquisition program is through the recently capitalized joint venture as discussed under “Recent Developments”. The Company’s acquisition program focuses on acquiring neighborhood and community shopping centers that are well-located in markets with high barriers to entry and creating significant value through re-tenanting, timely capital improvements and property redevelopment. In considering acquisitions, the Company focuses on quality shopping centers located in the Northeast, Mid-Atlantic and Midwest regions. The Company considers both single assets and portfolios in its acquisition program. In conjunction with evaluating potential portfolio acquisitions, the Company also regularly engages in discussions with public and private entities regarding business combinations as well.

Back to Contents

Furthermore, the Company may consider engaging in additional joint ventures related to property acquisition and development. The requirements that acquisitions be accretive on a long-term basis based on the Company’s cost of capital, as well as increase the overall portfolio quality and value, are core to the Company’s acquisition program. As such, the Company constantly evaluates the blended cost of equity and debt and adjusts the amount of acquisition activity to align the level of investment activity with capital flows.

Operating functions such as leasing, property management, construction, finance and legal (collectively, the “Operating Departments”) are provided by Company personnel, providing for fully integrated property management and development. The Operating Departments involvement in acquisitions is an essential component to the acquisition program. By incorporating the Operating Departments in the acquisition process, acquisitions are appropriately priced giving effect to each asset’s specific risks and returns. Also, because of the Operating Departments involvement with, and corresponding understanding of, the acquisition process, transition time is minimized and management can immediately execute on an asset’s strategic plan.

The Company typically holds its properties for long-term investment. As such, it continuously reviews the existing portfolio and implements programs to renovate and modernize targeted centers to enhance the property’s market position. This in turn strengthens the competitive position of the leasing program to attract and retain quality tenants, increasing cash flow and consequently property value. The Company also periodically identifies certain properties for disposition and redeploys the capital to existing centers or acquisitions with greater potential for capital appreciation. The Company’s portfolio consists primarily of neighborhood and community shopping centers, which are generally dominant centers in high barrier-to-entry markets. The anchors at these centers typically pay market or below-market rents and have low rent-to-sales ratios, which are, on average, less than 5%. Furthermore, supermarkets anchor approximately two-thirds of the core portfolio. These attributes enable the properties to better withstand a weakening economy while also creating opportunities to increase rental income.

RECENT DEVELOPMENTS

Property Acquisitions – Acadia Strategic Opportunity Fund, LP (“ASOF”)

In September of 2001, the Company committed $20.0 million to a newly formed joint venture formed with four of its institutional shareholders, who committed $70.0 million, for the purpose of acquiring a total of approximately $300.0 million of community and neighborhood shopping centers on a leveraged basis. The Company plans on using this as its primary vehicle for future acquisitions of assets. The Company’s primary strategy for acquisitions is to identify well-located assets with high inherent opportunity for the creation of additional value through redevelopment and leasing. Specifically, the Company focuses on targeting assets for acquisition that have superior in-fill locations, restricted competition due to high barriers of entry and in-place below-market anchor leases.

The Company is the manager and general partner of ASOF with a 22% interest. In addition to a pro-rata return on its invested equity, the Company is entitled to a profit participation in excess of its invested capital based upon certain investment return thresholds. Cash flow is to be distributed to the partners (including the Company) until they have received a 9% cumulative return and a full return of all contributions. Thereafter, remaining cash flow is to be distributed 80% to the partners (including the Company) and 20% to the Company. The Company also earns a fee for asset management services equal to 1.5% of the total equity commitments, as well as market-rate fees for property management, leasing and construction services.

To date, ASOF has purchased a total of approximately $163.9 million in assets in three separate transactions, with an additional potential earnout payment of $42.0 million to $62.0 million related to the Brandywine Town Center acquisition. Details of these transactions are as follows:

Ohio Portfolio

In September of 2002, ASOF acquired three supermarket-anchored shopping centers located in Cleveland and Columbus, Ohio for a total purchase price of $26.7 million. Additional information on these properties is included in Item 2 of this Form 10-K.

Brandywine Portfolio

In January of 2003, ASOF acquired a major open-air retail complex located in Wilmington, Delaware. The approximately 1.0 million square foot value-based retail complex consists of the following two properties:

Market Square Shopping Center is a 103,000 square foot community shopping center which is 92% leased and anchored by a T.J. Maxx and a Trader Joe’s gourmet food market.

Brandywine Town Center is a two phase open-air value retail center. The first phase (“Phase I”) is approximately 450,000 square feet and 97% occupied, with tenants including Lowe’s, Bed Bath & Beyond, Regal Cinema, Michaels, Petsmart, Old Navy, Annie Sez, Thomasville Furniture, KB Toys and Dick’s Sporting Goods. The second phase (“Phase II”) consists of approximately 420,000 square feet of existing space, of which Target occupies 138,000 square feet. The balance of Phase II is currently not occupied.

The initial investment for the portfolio was approximately $89.3 million; inclusive of closing and other related acquisition costs. ASOF will also pay additional amounts for the current vacant space in Phase II when and if it is leased and occupied (the “Earnout”). The additional investment, depending on the Earnout, is projected to be between $42.0 million and $62.0 million.

Back to Contents

Kroger/Safeway Portfolio

In January of 2003, ASOF formed a joint venture (the “Kroger/Safeway JV”) with an affiliate of real estate developer and investor AmCap Incorporated (“AmCap”) for the purpose of acquiring a portfolio of twenty-five supermarket leases for $47.9 million inclusive of the closing and other related acquisition costs. The portfolio, which aggregates approximately 1.0 million square feet, consists of 25 anchor-only leases with Kroger (12 leases) and Safeway supermarkets (13 leases). The majority of the properties are free-standing and all are triple-net leases. The Kroger/Safeway JV acquired the portfolio subject to long-term ground leases with terms, including renewal options, averaging in excess of 80 years, which are master leased to a non-affiliated entity. The rental options for the supermarket leases at the end of their primary lease term in approximately seven years (“Primary Term”) are at an average of $5.13 per square foot. Although there is no obligation for the Kroger/Safeway JV to pay ground rent during the Primary Term, to the extent it exercises an option to renew a ground lease for a property at the end of the Primary Term, it will be obligated to pay an average ground rent of $1.55 per square foot.

The following table sets forth more specific information with respect to the 25 leases:

Location	Tenant	GLA	Current rent	Rent upon initial option commencement	Lease expiration year/ Last option expiration year

Great Bend, KS	Kroger Co. (1)	48,000	$4.13	$2.40	2009/2049
Cincinnati, OH	Kroger Co.	32,200	9.29	5.36	2009/2049
Conroe, TX	Kroger Co. (2)	75,000	7.97	4.60	2009/2049
Harahan, LA	Kroger Co. (2)	60,000	7.95	4.61	2009/2049
Indianapolis, IN	Kroger Co.	34,000	6.71	3.87	2009/2049
Irving, TX	Kroger Co.	43,900	7.49	4.32	2009/2049
Pratt, KS	Kroger Co. (1)	38,000	6.53	3.78	2009/2049
Roanoke, VA	Kroger Co.	36,700	14.94	8.62	2009/2049
Shreveport, LA	Kroger Co.	45,000	12.07	6.96	2009/2049
Wichita, KS	Kroger Co. (1)	50,000	12.90	7.48	2009/2049
Wichita, KS	Kroger Co. (1)	40,000	12.03	6.97	2009/2049
Atlanta, TX	Safeway (3)	31,000	8.47	3.98	2009/2049
Batesville, AR	Safeway (1)	29,000	12.15	5.72	2009/2049
Benton, AR	Safeway (1)	33,500	10.01	4.71	2009/2049
Carthage, TX	Safeway (1)	27,700	8.75	4.12	2009/2049
Little Rock, AR	Safeway (1)	36,000	14.00	6.58	2009/2049
Longview, WA	Safeway	48,700	9.53	4.48	2009/2049
Mustang, OK	Safeway (1)	30,200	8.83	4.15	2009/2049
Roswell, NM	Safeway (2)	36,300	12.63	5.94	2009/2049
Ruidoso, NM	Safeway (1)	38,600	12.69	5.97	2009/2049
San Ramon, CA	Safeway	54,000	10.56	4.96	2009/2049
Springerville, AZ	Safeway	30,500	10.28	4.83	2009/2049
Tucson, AZ	Safeway	41,800	9.95	4.68	2009/2049
Tulsa, OK	Safeway (1)	30,000	10.54	4.96	2009/2049
Cary, NC	Kroger Co. (3)	48,000	7.89	4.55	2009/2049

	Total	1,018,100

Notes:

(1)	The tenant is obligated to pay rent pursuant to the lease and has sub-leased this location to a supermarket sub-tenant.

(2)	The tenant is obligated to pay rent pursuant to the lease and has sub-leased this location to a non-supermarket sub-tenant.

(3)	The tenant is currently not operating at this location although they continue to pay rent in accordance with the lease.

Back to Contents

Asset Sales

A significant component of the Company’s business has been its multi-year plan to dispose of non-core real estate assets. The Company began this initiative following the RDC Transaction. Non-core assets were identified based on factors including property type and location, tenant mix and potential income growth as well as whether a property complemented other assets within the Company’s portfolio. Since announcing this inititative, the Company has sold 26 non-core assets. 20 of these assets were sold during 2002 as follows (dollar amounts in millions):

Property	State	GLA	Sales price		Net proceeds

Union Plaza	PA	217,992	$4.8		$4.2	(1)
Ames Plaza	PA	96,154	52.7	(2)	12.9	(2)
Birney Plaza	PA	193,899	—	(2)	—	(2)
Circle Plaza	PA	92,171	—	(2)	—	(2)
Dunmore Plaza	PA	45,380	—	(2)	—	(2)
Kingston Plaza	PA	64,824	—	(2)	—	(2)
Monroe Plaza	PA	130,569	—	(2)	—	(2)
Mountainville Shopping Center	PA	118,847	—	(2)	—	(2)
Plaza 15	PA	113,530	—	(2)	—	(2)
Shillington Plaza	PA	150,742	—	(2)	—	(2)
25th Street Shopping Center	PA	131,477	—	(2)	—	(2)
Kings Fairgrounds	VA	118,535	—	(2)	—	(2)
Troy Plaza	NY	128,479	—	(2)	—	(2)
Midway Plaza	AL	207,538	—	(2)	—	(2)
Northside Mall	AL	382,299	—	(2)	—	(2)
New Smyrna Beach Shopping Center	FL	101,321	—	(2)	—	(2)
Cloud Springs Plaza	GA	113,367	—	(2)	—	(2)
Martintown Plaza	SC	133,892	—	(2)	—	(2)
Manahawkin Village Shopping Center	NJ	175,228	16.8	(3)	9.5	(3)
Valmont Plaza	PA	200,164	—	(3)	—	(3)

Total		2,916,408	$74.3		$26.6

Notes:

(1)	The Company received a $3.6 million purchase money note. As part of the transaction, the Company agreed to reimburse the purchaser 50% of the former Ames rent, or $22 per month, for a period of 18 months (through July 2003).

(2)	This portfolio of 17 properties was sold to a single buyer subject to a $42.4 million fixed-rate, cross-collateralized and securitized loan. Proceeds include the sale of various escrows including capital expenditure reserves. $6.3 million of the initial proceeds represented senior preferred equity in the buyer which was subsequently redeemed to the Company in December 2002.

(3)	These two properties were sold to a single buyer. The Company received two purchase money notes in connection with the sale. The first for $11.0 million was repaid in full in November 2002. The second for $1.6 million matures October 2003.

Property Redevelopment and Expansion

The Company’s redevelopment program focuses on selecting well-located neighborhood and community shopping centers and creating significant value through re-tenanting and property redevelopment. The Company completed the redevelopment of the Elmwood Park Shopping Center during 2002 and continued its progress on the redevelopment of the Gateway Shopping Center as follows:

Elmwood Park Shopping Center – This shopping center located in Elmwood Park, New Jersey, is approximately ten miles west of New York City. The redevelopment consisted of re-anchoring, renovating and expanding the existing 125,000 square foot shopping center by 30,000 square feet. The first phase included the relocation and expansion of a Walgreen’s into a 15,000 square foot, state-of-the-art drugstore that includes a drive-through pharmacy. In November 2002, a Pathmark supermarket opened in a new freestanding 49,000 square foot building, replacing the former undersized (28,000 square feet) in-line Grand Union supermarket. As of December 31, 2002, costs incurred on this project totaled $13.3 million, which excludes $3.8 million in tenant reimbursements. Costs incurred to date include $2.8 million representing an obligation to the original owners who contributed the property to the Company in connection with the RDC Transaction in August 1998. These partners had the option to receive either cash or OP Units in settlement of this obligation. In March 2003, $2.5 million was paid in cash and $262,000 was satisfied with the issuance of a total of 34,841 Common OP Units, all of which were issued to Mr. Dworman, Chairman of the Board of Trustees. The Company expects remaining redevelopment costs of approximately $1.0 million to complete this project.

Gateway Shopping Center – The redevelopment of the Gateway Shopping Center, formerly a partially enclosed mall located in South Burlington, Vermont, includes the demolition of 90% of the property and the construction of a new anchor supermarket. Construction of a new 72,000 Shaw’s Supermarket is ongoing, which will replace the 32,000 square foot store formerly occupied by Grand Union. Total costs through December 31, 2002 for this project, including the original acquisition costs, were $10.4 million. The Company expects remaining redevelopment costs of approximately $7.5 million to complete this project, which it anticipates completing in the second half of 2003.

Back to Contents

FINANCING STRATEGY

The Company intends to continue financing acquisitions and property redevelopment with sources of capital determined by management to be the most appropriate based on, among other factors, availability, pricing and other commercial and financial terms. The sources of capital may include cash on hand, bank and other institutional borrowing, the sale of properties and issuance of equity securities. The Company manages its interest rate risk primarily through the use of variable and fixed rate debt. It also utilizes LIBOR caps and interest rate swap agreements in managing its exposure to interest rate fluctuations. See Item 7A for a discussion on the Company’s market risk exposure related to its mortgage debt.

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

CORPORATE HEADQUARTERS AND EMPLOYEES

The Company’s executive offices are located at 20 Soundview Marketplace, Port Washington, New York 11050, and its telephone number is (516) 767-8830. The Company has an internet Web address at www.acadiarealty.com. The Company has 95 employees, of which 44 are located at the executive office, 7 at the Pennsylvania regional office and the remaining property management personnel are located on-site at the Company’s properties.

COMPETITION

There are numerous shopping facilities that compete with the Company’s properties in attracting retailers to lease space. In addition, there are numerous commercial developers and real estate companies that compete with the Company in seeking land for development, properties for acquisition and tenants for their properties. Also, retailers at the Company’s properties face increasing competition from outlet malls, discount shopping clubs, internet commerce, direct mail and telemarketing.

COMPLIANCE WITH GOVERNMENTAL REGULATIONS – ENVIRONMENTAL MATTERS

Under various Federal, state and local laws, ordinances and regulations relating to the protection of the environment, a current or previous owner or operator of real estate may be liable for the cost of removal or remediation of certain hazardous or toxic substances disposed, stored, generated, released, manufactured or discharged from, on, at, under, or in a property. As such, the Company may be potentially liable for costs associated with any potential environmental remediation at any of it’s formerly or currently owned properties.

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

The Company believes that it is in compliance in all material respects with all Federal, state and local ordinances and regulations regarding hazardous or toxic substances. Management is not aware of any environmental liability that they believe would have a material adverse impact on the Company’s financial position or results of operations. Management is unaware of any instances in which it would incur significant environmental costs if any or all properties were sold, disposed of or abandoned. However, there can be no assurance that any such non-compliance, liability, claim or expenditure will not arise in the future.

Back to Contents

RETAIL ENVIRONMENT

Seasonality

The retail environment is seasonal in nature, particularly in the fourth calendar quarter when retail sales are typically at their highest levels. As such, contingent rents based on tenants achieving certain sales targets are generally higher in the fourth quarter when such targets are typically met.

Tenant Bankruptcies

Since January of 2002, certain of the Company’s tenants experienced financial difficulties and several have filed for bankruptcy protection under Chapter 11 of the United States bankruptcy laws (“Chapter 11 Bankruptcy”). Pursuant to bankruptcy law, tenants have the right to reject their leases. In the event the tenant exercises this right, the landlord generally has the right to file claims for lost rent equal to the greater of either one year’s rent (including expense pass-throughs) for remaining terms greater than one year, or 15% of the rent remaining under the balance of the lease term, but not to exceed three years rent. Actual amounts to be received in satisfaction of those claims will be subject to the tenant’s final plan of reorganization and the availability of funds to pay its creditors.

During 2002 and thereafter, there has been one significant bankruptcy within the Company’s portfolio. On January 22, 2002 Kmart Corporation (“Kmart”) filed for protection under Chapter 11 Bankruptcy. This tenant currently operates in five locations in the Company’s wholly-owned portfolio totaling approximately 520,000 square feet. Rental revenues from this tenant at these locations totaled $2.7 million and $2.8 million for the years ended December 31, 2002 and 2001, respectively. This tenant also operated in a location occupying 101,000 square feet at a property in which the Company holds a 49% ownership interest. Rental revenues from the tenant at this location were $1.2 million and $1.1 million for the years ended December 31, 2002 and 2001, respectively. Kmart continues to operate in all of these locations, but has neither accepted nor rejected any of the leases.

TAX STATUS – QUALIFICATION AS REAL ESTATE INVESTMENT TRUST

The Company has and currently transacts its affairs so as to qualify as, and has elected to be treated as, a REIT under sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). Under the Code, a real estate investment trust that meets applicable requirements is not subject to Federal income tax to the extent that it distributes at least 90% of its REIT taxable income to its shareholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to Federal income tax on its taxable income.

Back to Contents

ITEM 2. PROPERTIES

SHOPPING CENTER PROPERTIES

As of December 31, 2002, the Company owned and operated 33 shopping centers, which included a mixed-use property (retail and residential) and one property under redevelopment. Four of these properties are owned through joint ventures in which the Company owns a partial interest. The Company’s shopping centers, which total approximately 5.7 million square feet of gross leasable area (“GLA”), are located in 11 states and are generally well-established, anchored community and neighborhood shopping centers. The properties are diverse in size, ranging from approximately 31,000 to 517,000 square feet with an average size of 173,000 square feet. The Company’s portfolio was approximately 87% occupied at December 31, 2002. The Company’s shopping centers are typically anchored by supermarkets or national discount retailers.

The Company had 519 leases (including the joint venture properties) as of December 31, 2002 of which a majority of the rental revenues received thereunder were from national or regional tenants. A majority of the income from the properties consists of rent received under long-term leases. Most of these leases provide for the payment of fixed minimum rent monthly in advance and for the payment by tenants of a pro-rata share of the real estate taxes, insurance, utilities and common area maintenance of the shopping centers. Minimum rents and expense reimbursements accounted for approximately 86% of the Company’s total revenues from continuing operations for the year ended December 31, 2002.

As of December 31, 2002, approximately 50% of the Company’s existing leases also provided for the payment of percentage rents either in addition to or in place of minimum rents. These arrangements generally provide for payment to the Company of a certain percentage of a tenant’s gross sales in excess of a stipulated annual amount. Percentage rents accounted for approximately 2% of the total 2002 revenues from continuing operations of the Company.

Three of the Company’s shopping center properties are subject to long-term ground leases in which a third party owns and has leased the underlying land to the Company. The Company pays rent for the use of the land and is responsible for all costs and expenses associated with the building and improvements.

No individual property contributed in excess of 10% of the Company’s total revenues for the years ended December 31, 2002, 2001 and 2000.

Reference is made to the Company’s consolidated financial statements in Item 8 of this Annual Report on form 10-K for information on the mortgage debt pertaining to the Company’s properties.

The following sets forth more specific information with respect to each of the Company’s shopping centers at December 31, 2002:

Shopping Center Property	Location	Year Constructed(C) Acquired(A)	Ownership Interest	GLA		Occupancy (1) % 12/31/02	Anchor Tenants (2) Current Lease Expiration Lease Option Expiration

NEW ENGLAND REGION
Connecticut

239 Greenwich Avenue	Greenwich	1998 (A)	Fee	16,834	(3)	100%	Restoration Hardware 2015/2025 Chico’s Fashion 2010/2020

Town Line Plaza	Rocky Hill	1998 (A)	Fee	206,236	(4)	100%	A&P Superfresh 2017/2052 Wal*Mart(4)

Massachusetts

Methuen Shopping Center	Methuen	1998 (A)	LI/Fee	130,238		100%	Wal*Mart 2011/2051 DeMoulas Market 2005/2015

Crescent Plaza	Brockton	1984 (A)	Fee	218,235		98%	Home Depot 2021/2056 Shaw’s 2012/2042

Rhode Island

Walnut Hill Plaza	Woonsocket	1998 (A)	Fee	297,639		96%	Sears 2003/2033 Shaw’s 2013/2043

Vermont

The Gateway Shopping Center	South Burlington	1999 (A)	Fee	12,026	(5)	92%	Shaw’s 2023/2052

Back to Contents

Shopping Center Property	Location	Year Constructed(C) Acquired(A)	Ownership Interest		GLA		Occupancy (1) % 12/31/02	Anchor Tenants (2) Current Lease Expiration Lease Option Expiration

NEW YORK REGION
New Jersey

Berlin Shopping Center	Berlin	1994 (A)	Fee		187,178		80%	Kmart 2004/2029 (6) Acme 2005/2015

Elmwood Park Shopping Center	Elmwood Park	1998 (A)	Fee		149,726		93%	Pathmark 2017/2052 Walgreen’s 2022/2062

Ledgewood Mall	Ledgewood	1983 (A)	Fee		517,335		81%	The Sports’ Authority 2007/2037 Macy’s 2005/2025 Wal*Mart 2019/2049 Circuit City 2020/2040 Marshall’s 2007/2027

Marketplace of Absecon	Absecon	1998 (A)	Fee		104,297		97%	Eckerd Drug 2020/2040 Acme 2015/2055

New York

Branch Shopping Plaza	Smithtown	1998 (A)	LI (7)		125,640		92%	Pathmark 2013/2028

New Loudon Center	Latham	1982 (A)	Fee		253,111		70%	Price Chopper 2015/2035 Marshalls 2004/2009

Village Commons Shopping Center	Smithtown	1998 (A)	Fee		87,150		95%	Daffy’s 2008/2028 Walgreens 2021/none

Soundview Marketplace	Port Washington	1998 (A)	LI/Fee (7)		183,972		88%	King Kullen 2007/2022 Clearview Cinema 2010/2030

Pacesetter Park Shopping Center	Pomona	1999 (A)	Fee		95,615		81%	Stop & Shop 2020/2040

MID-ATLANTIC REGION
Pennsylvania

Abington Towne Center	Abington	1998 (A)	Fee		216,352	(8)	97%	TJ Maxx 2010/2020 Target (8)

Blackman Plaza	Wilkes-Barre	1968 (C)	Fee		120,711		93%	Kmart 2004/2049 (6)

Bradford Towne Centre	Towanda	1993 (C)	Fee		256,719		88%	Kmart 2019/2069 (6) P&C Foods 2014/2024

East End Centre	Wilkes-Barre	1986 (C)	Fee		308,268		56%	Price Chopper 2008/2028

Greenridge Plaza	Scranton	1986 (C)	Fee		198,362		48%	Giant Food 2021/2051

Luzerne Street Shopping Center	Scranton	1983 (A)	Fee		57,988		94%	Price Chopper 2004/2024 (9) Eckerd Drug 2004/2019

Mark Plaza	Edwardsville	1968 (C)	LI/Fee	(7)	214,021		91%	Kmart 2004/2054 (6) Redner’s Markets 2018/2028

Pittston Plaza	Pittston	1994 (C)	Fee		79,488		98%	Redner’s Markets 2018/2028 Eckerd Drug 2006/2016

Plaza 422	Lebanon	1972 (C)	Fee		154,791		87%	Ames 2006/2021 (6) Giant Food 2004/2029 (10)

Route 6 Mall	Honesdale	1994 (C)	Fee		175,482		99%	Kmart 2020/2070 (6)

MIDWEST REGION
Illinois

Hobson West Plaza	Naperville	1998 (A)	Fee		99,038		98%	Eagle Foods 2007/2032

Indiana

Merrillville Plaza	Hobart	1998 (A)	Fee		235,601		99%	JC Penney 2008/2018 Office Max 2008/2028 TJ Maxx 2004/2014

Michigan

Bloomfield Town Square	Bloomfield Hills	1998 (A)	Fee		223,457		82%	TJ Maxx 2009/2014 Marshalls 2011/2026 Home Goods 2010/2025

Ohio

Mad River Station	Dayton	1999 (A)	Fee		153,652	(11)	85%	Office Depot 2005/2010 Babies ‘R’ Us 2005/2020

Back to Contents

Shopping Center Property	Location	Year Constructed(C) Acquired(A)	Ownership Interest	GLA	Occupancy (1) % 12/31/02	Anchor Tenants (2) Current Lease Expiration Lease Option Expiration

PROPERTIES HELD IN JOINT VENTURES

NEW YORK REGION

New York

Crossroads Shopping Center	White Plains	1998 (A)	JV (12)	309,553	99%	Kmart 2012/2037 (6) Waldbaum’s 2007/2032 B. Dalton 2012/2022 Modell’s 2009/2019 Pay Half 2018/none

MIDWEST REGION

Ohio

Amherst Marketplace	Cleveland	2002 (A)	JV (13)	79,937	100%	Giant Eagle 2021/2041

Granville Centre	Columbus	2002 (A)	JV (13)	131,269	92%	Big Bear 2020/2050 California Fitness 2017/2027

Sheffield Crossing	Cleveland	2002 (A)	JV (13)	112,634	94%	Giant Eagle 2022/2042

			Total	5,712,555	87%

Notes:

(1)	Does not include space leased but not yet occupied by the tenant.

(2)	Generally, anchors represent those tenants whose leases comprise at least 10% of the GLA of the center.

(3)	In addition to the 16,834 square feet of retail GLA, this property also has 21 apartments comprising 14,434 square feet.

(4)	Includes a 92,500 square foot Wal*Mart which is not owned by the Company.

(5)	The Company is currently constructing a 72,000 square foot Shaw’s Supermarket in conjunction with the redevelopment of this property. Although not yet open, rent has commenced for this space pursuant to the lease. Upon completion of this redevelopment project, the property will total approximately 101,000 square feet of GLA.

(6)	This tenant is currently operating under Chapter 11 Bankruptcy and has neither rejected nor affirmed this lease to date.

(7)	The Company is a ground lessee under a long-term ground lease.

(8)	Includes a 157,616 square foot Target Store that is not owned by the Company.

(9)	This tenant has ceased operating in their space but continues to pay rent pursuant to the lease.

(10)	This space is currently being sub-leased to a non-grocery store tenant.

(11)	The GLA for this property includes 27,702 square feet of office space.

(12)	The Company has a 49% investment in this property.

(13)	The Company has a 22% investment in this property.

Back to Contents

MAJOR TENANTS

No individual retail tenant accounted for more than 5.8% of minimum rents for the year ended December 31, 2002 or 10.2% of total leased GLA as of December 31, 2002. The following table sets forth certain information for the 25 largest retail tenants based upon minimum rents in place as of December 31, 2002. The table does not include leases related to the Company’s joint venture properties (GLA and rent in thousands):

				Percentage of Total Represented by Retail Tenant

Retail Tenant	Number of Stores in Portfolio	Total GLA	Annualized Base Rent (1)	Total Portfolio GLA (2)	Annualized Base Rent (2)

Shaw’s (3)	3	175	$2,311	3.4%	5.8%
Kmart (4,5)	5	520	1,871	10.2%	4.7%
T.J. Maxx	8	238	1,803	4.7%	4.5%
A&P/Waldbaum’s (4)	2	128	1,567	2.5%	4.0%
Wal*Mart	2	210	1,516	4.2%	3.8%
Price Chopper (6)	3	168	1,296	3.3%	3.3%
Eckerd Drug (7)	8	90	1,054	1.8%	2.7%
Pathmark	1	47	955	0.9%	2.4%
Acme (Albertson’s)	2	77	919	1.5%	2.3%
Redner’s Supermarket	2	112	837	2.2%	2.1%
Restoration Hardware	1	12	830	0.2%	2.1%
Ahold (Stop & Shop and Giant)	2	155	735	3.1%	1.9%
Macy’s	1	73	611	1.4%	1.5%
Home Depot	1	107	602	2.2%	1.5%
Clearview Cinemas (8)	1	25	596	0.5%	1.5%
Walgreen’s	2	24	589	0.5%	1.5%
Kay Bee Toys	5	41	574	0.8%	1.4%
King Kullen	1	48	563	0.9%	1.4%
Payless Shoe Source	11	38	553	0.8%	1.4%
JC Penney	2	73	547	1.4%	1.4%
Blockbuster Video	4	22	464	0.4%	1.2%
Circuit City	1	33	449	0.7%	1.1%
CVS	3	29	424	0.6%	1.1%
Fashion Bug (Charming Shoppes) (9)	7	82	423	1.6%	1.1%
Penn Traffic Co. (P&C Foods)	1	52	413	1.0%	1.0%

Total	80	2,579	$22,502	50.8%	56.7%

Notes:

(1)	Base rents do not include percentage rents (except where noted), additional rents for property expense reimbursements, and contractual rent escalations due after December 31, 2002.

(2)	Represents total GLA and annualized base rent for the Company’s core retail properties excluding joint venture properties.

(3)	The Company is currently constructing a 72,000 square foot Shaw’s Supermarket in conjunction with the redevelopment of a property. Although not yet open, rent has commenced for this space pursuant to the lease.

(4)	The Company is a 49% partner in a property which is anchored by a 100,725 square foot Kmart with an annual base rent of $566 and a 38,208 square foot Waldbaum’s with an annual base rent of $504. These tenants are not included in the above amounts as this partnership does not report on a consolidated basis with the Company.

(5)	The tenant is currently operating under Chapter 11 Bankruptcy and, as of December 31, 2002, has neither affirmed nor rejected its leases at any of these locations.

(6)	The tenant is currently not operating the store at the Luzerne Street Shopping Center. They are obligated, and continue, to pay annual base rent of $178 until the lease expires in April 30, 2004.

(7)	Subsidiary of JC Penney. The stores at the Route 6 Mall and Berlin Shopping Center have ceased operating, but continue to pay annual rent of $107 and $29, respectively, through January 31, 2011 and November 30, 2004, respectively, pursuant to the leases.

(8)	Subsidiary of Cablevision.

(9)	This tenant pays percentage rent only (no minimum rent) at four of its locations. Included in the above rent is $307 of percentage rent paid for calendar 2002.

Back to Contents

LEASE EXPIRATIONS

The following table shows scheduled lease expirations for retail tenants in place as of December 31, 2002, assuming that none of the tenants exercise renewal options. The table does not include leases related to the Company’s joint venture property or non-owned anchor square footage (GLA and rent in thousands):

				Percentage of Total Represented by Expiring Leases

December 31,	Number of Leases Expiring	GLA of Expiring Leases	Annualized Base Rent (1)	Leased GLA	Annualized Base Rent

2003	56	141	$1,713	3%	4%
2004	63	686	4,303	17%	11%
2005	55	436	4,398	11%	11%
2006	48	293	2,470	7%	6%
2007	54	374	4,078	9%	10%
2008	30	348	3,377	8%	9%
2009	24	153	1,686	4%	5%
2010	19	212	2,512	5%	6%
2011	19	197	2,133	5%	5%
2012	8	73	981	2%	2%
Thereafter	27	1,217	12,001	29%	31%

Total	403	4,130	$39,652	100%	100%

Note:

(1)	Base rents do not include percentage rents, additional rents for property expense reimbursements, nor contractual rent escalations due after December 31, 2002.

GEOGRAPHIC CONCENTRATIONS

The following table summarizes the Company’s retail properties (including joint venture properties) by region as of December 31, 2002. (GLA and rent in thousands):

					Percentage of Total Represented by Region

Region	GLA (1)	Occupied %	Annualized Base Rent (2)	Annualized Base Rent per Leased Square Foot	GLA	Annualized Base Rent

New England	869	98%	$7,053	$9.35	17%	16%
New York Region	1,704	84%	18,027	12.66	32%	42%
Mid-Atlantic	1,782	82%	7,531	5.81	34%	18%
Midwest	712	90%	6,848	10.64	13%	16%

	5,067	86%	39,459	9.58	96%	92%

Redevelopment Property (3)	12	92%	193	17.53	0%	0%
Joint Venture Properties (4)	223	98%	3,344	15.37	4%	8%

Total	5,302	87%	$42,996	$9.87	100%	100%

Notes:

(1)	Property GLA includes a total of 255 square feet which is not owned by the Company. This square footage has been adjusted out in calculating annualized base rent per square foot.

(2)	Base rents do not include percentage rents, additional rents for property expense reimbursements, nor contractual rent escalations due after December 31, 2002.

(3)	The Company currently has one ongoing redevelopment project.

(4)	The above GLA and base rents for these joint ventures reflect the Company’s pro-rata share of the total amounts for these properties.

Back to Contents

MULTI-FAMILY PROPERTIES

The Company owns two multi-family properties located in the Mid-Atlantic and Midwest regions. The properties average 737 units and as of December 31, 2002, had an average occupancy rate of 90%. The following sets forth more specific information with respect to each of the Company’s multi-family properties at December 31, 2002:

Multi-Family Property	Location	Year Acquired	Ownership Interest	Units	% Occupied

Missouri
Gate House, Holiday House, Tiger Village and Colony Apartments(1)	Columbia	1998	Fee	874	91%
North Carolina
Village Apartments	Winston Salem	1998	Fee	600	88%

		Totals		1,474	90%

(1)	The Company owns four similiar residential complexes in Columbia, Missouri which, although owned in two separate entities, are managed as a single property and therefore reflected as such.

ITEM 3. LEGAL PROCEEDINGS

In 2002, the Company settled its lawsuit against The Great Atlantic & Pacific Tea Company (“A&P”) which had been filed in July 2001. The terms of the settlement are subject to a confidentiality agreement. The Company had alleged that A&P defaulted under its lease at the Elmwood Park Shopping Center by failing to accept delivery of its site at the center. The Company believed A&P wrongfully refused acceptance of the site and sought to have the Court declare the lease in default, terminate the lease and accelerate the rent that totaled approximately $24.4 million over the 20 year lease term.

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

The Company is involved in other various matters of litigation arising in the normal course of business. While the Company is unable to predict with certainty the amounts involved, management is of the opinion that, when such litigation is resolved, the Company’s resulting liability, if any, will not have a significant effect on the Company’s consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of 2002.

Back to Contents

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

(a) Market Information

The following table shows, for the period indicated, the high and low sales price for the Common Shares as reported on the New York Stock Exchange, and cash dividends paid during the two years ended December 31, 2002 and 2001.

			Dividend
Quarter Ended	High	Low	Per Share

2002
March 31, 2002	$7.59	$6.16	$0.13
June 30, 2002	8.65	6.45	0.13
September 30, 2002	8.15	6.87	0.13
December 31, 2002	7.79	6.77	0.13

2001
March 31, 2001	6.86	5.75	0.12
June 30, 2001	7.00	6.05	0.12
September 30, 2001	7.05	5.91	0.12
December 31, 2001	6.55	6.11	0.12

At March 24, 2003, there were 254 holders of record of the Company’s Common Shares.

(b) Dividends

The Company has determined that 44% and 56% of the total dividends distributed to shareholders in 2002 represented ordinary income and return of capital, respectively. The Company’s cash flow is affected by a number of factors, including the revenues received from rental properties, the operating expenses of the Company, the interest expense on its borrowings, the ability of lessees to meet their obligations to the Company and unanticipated capital expenditures. Future dividends paid by the Company will be at the discretion of the Trustees and will depend on the actual cash flows of the Company, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Trustees deem relevant.

(d) Securities authorized for issuance under equity compensation

The following table provides information related to the Company’s 1999 Share Incentive Plan (the “Plan”) as of December 31, 2002:

Equity Compensation Plan Information

	(a)	(b)	(c)

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)

Equity compensation plans
approved by security holders	2,472,400	$6.84	—	(1)

Equity compensation plans
Not approved by security holders	—	—	—

Total	2,472,400	$6.84	—	(1)

Notes:

(1)	The Plan authorizes the issuance of options equal to up to 8% of the total Common Shares outstanding from time to time on a fully diluted basis. However, not more than 4,000,000 of the Common Shares in the aggregate may be issued pursuant to the exercise of options and no participant may receive more than 5,000,000 Common Shares during the term of the 1999 Plan. Based on 25,257,178 outstanding Common Shares and 3,162,980 OP Units as of December 31, 2002, there was no additional capacity to issue any options, warrants or rights under the Plan.

Back to Contents

SELECTED FINANCIAL DATA

The following table sets forth, on a historical basis, selected financial data for the Company. This information should be read in conjunction with the audited consolidated financial statements of the Company and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this Annual Report on Form 10-K.

	Years ended December 31,

	2002	2001	2000	1999	1998(1)

OPERATING DATA:
Revenues	$69,347	$61,282	$63,450	$58,933	$31,662

Operating expenses	30,894	29,049	28,736	27,651	18,912
Interest expense	11,017	12,370	15,877	13,686	9,532
Depreciation and amortization	14,804	13,605	13,136	12,241	8,006
Non-recurring charges (2)	—	—	—	—	2,249
Abandoned project costs	274	—	—	—	—
Equity in earnings of unconsolidated
partnerships	628	504	645	584	256
Minority interest	(2,426)	(1,466)	(1,952)	(1,832)	181

Income (loss) from continuing operations	10,560	5,296	4,394	4,107	(6,600)
Income (loss) from discontinued operations	8,839	4,795	15,513	3,088	(6,591)

Income (loss) before extraordinary item
and cumulative effect of a change in
accounting principle	19,399	10,091	19,907	7,195	(13,191)
Extraordinary item — loss on early
extinguishment of debt	—	(140)	—	—	(707)
Cumulative effect of a change in accounting
principle	—	(149)	—	—	—

Net income (loss)	$19,399	$9,802	$19,907	$7,195	$(13,898)

Basic earnings per share:
Income (loss) from continuing operations	$0.42	$0.19	$0.16	$0.16	$(0.43)
Income (loss) from discontinued operations	0.35	0.17	0.59	0.12	(0.43)
Extraordinary item and cumulative
effect of a change in accounting
principle	—	(0.01)	—	—	(0.05)

Basic earnings per share	$0.77	$0.35	$0.75	$0.28	$(0.91)

Diluted earnings per share:
Income (loss) from continuing operations	$0.42	$0.19	$0.16	$0.16	$(0.43)
Income (loss) from discontinued operations	0.34	0.17	0.59	0.12	(0.43)
Extraordinary item and cumulative
effect of a change in accounting
principle	—	(0.01)	—	—	(0.05)

Diluted earnings per share	$0.76	$0.35	$0.75	$0.28	$(0.91)

Weighted average number of Common
Shares outstanding
- basic	25,320,631	28,313,070	26,437,265	25,708,787	15,205,962
- diluted (3)	25,806,035	—	—	—	—

BALANCE SHEET DATA:
Real estate before accumulated
depreciation	$413,878	$398,416	$387,729	$389,111	$348,563
Total assets	410,935	493,939	523,611	570,803	528,512
Total mortgage indebtedness	202,361	211,444	193,693	213,154	162,314
Minority interest – Operating
Partnership	22,745	37,387	48,959	74,462	79,344
Total equity	161,323	179,098	179,317	152,487	154,591
OTHER:
Funds from Operations (4)	$29,402	$29,513	$31,789	$31,160	$10,352
Cash flows provided by (used in):
Operating activities	24,918	20,521	19,197	25,886	7,459
Investing activities	24,646	(11,199)	(11,165)	(19,930)	(24,822)
Financing activities	(58,807)	(7,047)	(45,948)	14,201	31,259

Notes:

(1)	Activity for the year ended December 31, 1998 includes the operations of the properties acquired in the RDC Transaction from August 12, 1998 through December 31, 1998.

(2)	Non-recurring charges represent expenses incurred in 1998 related to the RDC Transaction, including payments made to certain officers and key employees pursuant to change in control provisions of employment contracts, severance paid to the former CEO, retention bonuses for certain employees and transaction-related consulting and professional fees.

(3)	For 1997 through 2001, the weighted average number of shares outstanding on a diluted basis is not presented as the inclusion of additional shares was anti-dilutive.

Back to Contents

(4)	The Company considers funds from operations (“FFO”) as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) to be an appropriate supplemental disclosure of operating performance for an equity REIT due to its widespread acceptance and use within the REIT and analyst communities. FFO is presented to assist investors in analyzing the performance of the Company. However, the Company’s method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO does not represent cash generated from operations as defined by accounting principles generally accepted in the United States (“GAAP”) and is not indicative of cash available to fund all cash needs, including distributions. It should not be considered as an alternative to net income for the purpose of evaluating the Company’s performance or to cash flows as a measure of liquidity. NAREIT defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Effective January 1, 2000, NAREIT clarified the definition of FFO to include non-recurring events except those that are defined as extraordinary items under GAAP. FFO for the year ended December 31, 1998 has been restated above to conform to this clarification. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Funds from Operations for the reconciliation of net income to FFO.

ITEM 7.  MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements of the Company (including the related notes thereto) appearing elsewhere in this Annual Report on Form 10-K. Certain statements contained in this report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, which will, among other things, affect demand for rental space, the availability and creditworthiness of prospective tenants, lease rents and the availability of financing; adverse changes in the Company’s real estate markets, including, among other things, competition with other companies; risks of real estate development and acquisition; governmental actions and initiatives; and environmental/safety requirements.

RESULTS OF OPERATIONS

Comparison of the year ended December 31, 2002 (“2002”) to the year ended December 31, 2001 (“2001”)

Total revenues increased $8.0 million, or 13%, to $69.3 million for 2002 compared to $61.3 million for 2001.

Minimum rents increased $1.4 million, or 3%, to $48.5 million for 2002 compared to $47.1 million for 2001. This increase was attributable to increases in rents from re-tenanting activities and contractual rent increases for existing tenants offset by a decrease in rents following certain tenant bankruptcies.

Percentage rents decreased $117,000, or 10%, to $1.1 million for 2002 compared to $1.2 million for 2001. This decrease was primarily attributable to certain tenant bankruptcies and tenants experiencing lower sales volume.

In total, expense reimbursements increased $535,000, or 5%, from $10.9 million for 2001 to $11.4 million for 2002. Common area maintenance (“CAM”) expense reimbursements, which comprise the majority of the variance between years, increased $511,000, or 12%, from $4.2 million in 2001 to $4.7 million in 2002. This resulted primarily from tenant reimbursement of higher insurance costs experienced throughout the portfolio and an increase in tenant reimbursement from re-tenanting activities for 2002.

Lease termination income of $3.9 million in 2002 was primarily the result of the settlement of the Company’s claim against a former tenant.

Other income increased $2.4 million, or 154%, from $1.5 million in 2001 to $3.9 million in 2002. This was primarily due to an increase of $795,000 in asset and property management fees earned in 2002 from ASOF, $1.0 million in interest earned on purchase money notes from the sales of properties in 2002 and an increase in interest income due to higher interest earning assets in 2002

Total operating expenses increased $3.3 million, or 8%, to $46.0 million for 2002, from $42.7 million for 2001.

Property operating expenses increased $677,000, or 6%, to $12.3 million for 2002 compared to $11.6 million for 2001. This variance was primarily the result of a general increase during 2002 in property and liability insurance costs across the portfolio and a reduction in 2001 of estimated property liability insurance claims related to prior year policies based on actual claims filed under these policies. In addition, there was an increase in non-recurring repairs and maintenance expense experienced throughout the portfolio. These increases were offset by lower utility expenses following the redevelopment of the Elmwood Park Shopping Center and a decrease in bad debt expense in 2002.

General and administrative expense increased $1.2 million, or 13%, from $9.0 million for 2001 to $10.2 million for 2002. This increase was primarily attributable to an increase in third-party professional fees in 2002 as well as an increase in leasing related salary expense as a result of the Company’s current accounting policy to expense all internal leasing costs commencing in 2002.

Back to Contents

Depreciation and amortization increased $1.2 million, or 9%, from $13.6 million for 2001 to $14.8 million for 2002. Depreciation expense increased $591,000. This was principally a result of increased depreciation expense related to capitalized tenant installation costs during 2001 and 2002 and the write-off of tenant improvement costs related to certain tenant leases. Amortization expense increased $608,000, which was primarily attributable to the write-off of deferred leasing costs related to certain tenant leases and increased loan amortization expense related to financing activity in 2002.

Interest expense of $11.0 million for 2002 decreased $1.4 million, or 11%, from $12.4 million for 2001. Of the decrease, $1.6 million was the result of a lower average interest rate on the portfolio mortgage debt and $559,000 was due to higher capitalized interest in 2002. These decreases were offset by a $822,000 increase in interest expense for 2002 due to higher average outstanding borrowings during 2002.

The $140,000 extraordinary loss in 2001 was a result of the write-off of deferred financing fees as a result of the early repayment of debt.

The $149,000 cumulative effect of a change in accounting principle in 2001 was a transition adjustment related to the valuation of LIBOR caps recognized in connection with the January 1, 2001 adoption of SFAS No. 133.

Operating income from discontinued operations decreased $2.8 million due to the timing of property sales in 2002 and 2001.

Comparison of the year ended December 31, 2001 (“2001”) to the year ended December 31, 2000 (“2000”)

Total revenues decreased $2.2 million, or 3%, to $61.3 million for 2001 compared to $63.5 million for 2000.

Minimum rents increased $638,000, or 1%, to $47.1 million for 2001 compared to $46.4 million for 2000. This increase was primarily due to an increase in rents from re-tenanting activities and rent step-ups for existing tenants throughout the portfolio during 2000 and 2001.

Percentage rents decreased $381,000, or 24%, to $1.2 million for 2001 compared to $1.6 million for 2000. This decrease was primarily attributable to certain tenants paying percentage rent in lieu of minimum rent in 2000 pursuant to anchor co-tenancy lease provisions. These tenants reverted to paying full minimum rent in 2001. Additionally, certain tenant bankruptcies contributed to lower percentage rent income in 2001.

In total, expense reimbursements decreased $212,000, or 2%, from $11.1 million for 2000 to $10.9 million for 2001. CAM expense reimbursements decreased $515,000, or 11%, from $4.7 million in 2000 to $4.2 million in 2001. This resulted primarily from a decrease in reimbursements following the planned termination of certain leases and the sale of 160,000 square feet of the main building at the Abington Towne Center in connection with its redevelopment which commenced in 2000. Real estate tax reimbursements increased $303,000, which was primarily the result of general increases in real estate taxes experienced throughout the portfolio in 2001.

Lease termination income of $2.0 million in 2000 relates to termination income received from former tenants at the Abington Towne Center.

Other income decreased $189,000, or 11%, from $1.7 million in 2000 to $1.5 million in 2001. This was primarily the result of a decrease in third-party management fees earned in 2001 following the cancellation of one management contract in November 2000.

Total operating expenses increased $782,000, or 2%, to $42.7 million for 2001, from $41.9 million for 2000.

Property operating expenses decreased $549,000, or 5%, to $11.6 million for 2001 compared to $12.1 million for 2000. This decrease resulted primarily from a decrease in non-recurring repairs and maintenance expense experienced throughout the portfolio and a reduction in estimated property liability claims related to prior year policies based on actual claims filed under these policies in 2001. These decreases were partially offset by higher payroll costs and an increase in bad debt expense in 2001.

Real estate taxes increased $228,000, or 3%, from $8.2 million in 2000 to $8.4 million in 2001. This increase was attributable to higher real estate taxes experienced generally throughout the portfolio in 2001.

General and administrative expense increased $634,000, or 8%, from $8.4 million for 2000 to $9.0 million for 2001, which was primarily attributable to an increase in third-party professional fees in 2001.

Depreciation and amortization increased $469,000, or 4%, from $13.1 million for 2000 to $13.6 million for 2001. Depreciation expense increased $492,000. This increase was due to additional depreciation expense related to capitalized tenant installation costs incurred during 2000 and 2001. Amortization expense decreased $23,000, which was primarily the result of a decrease in amortization of loan costs following certain loan payoffs during 2000 and 2001.

Interest expense of $12.4 million for 2001 decreased $3.5 million, or 22%, from $15.9 million for 2000. Of the decrease, $3.0 million was the result of a lower average interest rate on the portfolio mortgage debt and $541,000 was attributable to lower average outstanding borrowings in 2001.

Back to Contents

See the 2002 discussion regarding the $140,000 extraordinary loss and the $149,000 cumulative effect of a change in accounting principle.

Operating income from discontinued operations decreased $1.7 million due to the timing of property sales in 2001 and 2000.

Funds from Operations

The Company considers funds from operations (“FFO”) as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) to be an appropriate supplemental disclosure of operating performance for an equity REIT due to its widespread acceptance and use within the REIT and analyst communities. FFO is presented to assist investors in analyzing the performance of the Company. However, the Company’s method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO does not represent cash generated from operations as defined by accounting principles generally accepted in the United States (“GAAP”) and is not indicative of cash available to fund all cash needs, including distributions. It should not be considered as an alternative to net income for the purpose of evaluating the Company’s performance or to cash flows as a measure of liquidity.

NAREIT defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Effective January 1, 2000, NAREIT clarified the definition of FFO to include non-recurring events except those that are defined as extraordinary items under GAAP. The reconciliations of net income to FFO for the years ended December 31, 2002, 2001, 2000, 1999 and 1998 are as follows:

Reconciliation of Net Income (Loss) to Funds from Operations

	For the Years Ended December 31,

	2002	2001	2000	1999	1998(1)

Net income (loss)	$19,399	$9,802	$19,907	$7,195	$(13,898)
Depreciation of real estate and
amortization of leasing costs:
Wholly owned and consolidated partnerships	15,305	18,422	19,325	18,949	14,925
Unconsolidated partnerships	662	627	625	626	231
Income (loss) attributable to minority
interest (2)	2,928	2,221	5,674	3,106	(3,348)
(Gain)loss on sale of properties (3)	(9,089)	(17,734)	(13,742)	1,284	175
Impairment of real estate	197	15,886	—	—	11,560
Extraordinary item – loss on extinguishment
of debt	—	140	—	—	707
Cumulative effect of change in accounting
Principle	—	149	—	—	—

Funds from operations	$29,402	$29,513	$31,789	$31,160	$10,352

Notes:

(1)	Effective January 1, 2000, NAREIT clarified the definition of FFO to include non-recurring events except those that are defined as extraordinary items under GAAP. FFO for the year ended December 31, 1998 has been restated above to conform to this clarification.

(2)	Does not include distributions paid to Preferred OP Unitholders.

(3)	Amount is net of minority interest of $573 related to land sale.

Back to Contents

LIQUIDITY AND CAPITAL RESOURCES

USES OF LIQUIDITY

The Company’s principal uses of its liquidity are expected to be for distributions to its shareholders and OP unitholders, debt service and loan repayments, and property investment which includes funding of its joint venture commitments, acquisition, redevelopment, expansion and re-tenanting activities. In order to qualify as a REIT for Federal income tax purposes, the Company must currently distribute at least 90% of its taxable income to its shareholders. For the year ended December 31, 2002, the Company paid a quarterly dividend of $0.13 per Common Share and Common OP Unit. In February of 2003, the Board of Trustees approved and declared an 11.5% increase in the Company’s quarterly dividend to $0.145 per Common Share and Common OP Unit. The first quarter 2003 dividend is payable April 15, 2003 to shareholders and OP unitholders of record as of March 31, 2003. The Board of Trustees also approved a distribution of $22.50 per Preferred OP Unit, to be paid on April 15, 2003.

Acadia Strategic Opportunity Fund, LP (“ASOF”)

During 2001, the Company committed $20.0 million to a newly formed joint venture formed with four of its institutional shareholders, who committed $70.0 million, for the purpose of acquiring a total of approximately $300.0 million of community and neighborhood shopping centers on a leveraged basis. The Company is the manager and general partner of ASOF with a 22% interest. In addition to a pro-rata return on its invested equity, the Company is entitled to a profit participation in excess of its invested capital based upon certain investment return thresholds. Cash flow is to be distributed to the partners (including the Company) until they have received a 9% cumulative return and a full return of all contributions. Thereafter, remaining cash flow is to be distributed 80% to the partners (including the Company) and 20% to the Company. The Company also earns a fee for asset management services equal to 1.5% of the total equity commitments, as well as market-rate fees for property management, leasing and construction services.

To date, ASOF has purchased a total of approximately $163.9 million in assets in three separate transactions, with an additional potential earnout of $42.0 million to $62.0 million related to the Brandywine Town Center acquisition. Details of these transactions are as follows:

Ohio Portfolio

In September of 2002, ASOF acquired three supermarket-anchored shopping centers located in Cleveland and Columbus, Ohio for a total purchase price of $26.7 million. ASOF assumed $12.6 million of fixed-rate debt on two of the properties at a blended rate of 8.1%. A new $6.0 million loan was obtained on the third property at a floating rate of LIBOR plus 200 basis points. The balance of the purchase price was funded by ASOF, of which the Company’s share was $1.8 million.

Kroger/Safeway Portfolio

In January of 2003, ASOF formed a joint venture (the “Kroger/Safeway JV”) with an affiliate of real estate developer and investor AmCap Incorporated (“AmCap”) for the purpose of acquiring a portfolio of twenty-five supermarket leases. The portfolio, which aggregates approximately 1.0 million square feet, consists of 25 anchor-only leases with Kroger (12 leases) and Safeway supermarkets (13 leases). The majority of the properties are free-standing and all are triple-net leases. The Kroger/Safeway JV acquired the portfolio subject to long-term ground leases with terms, including renewal options, averaging in excess of 80 years, which are master leased to a non-affiliated entity. The base rental options for the supermarket leases at the end of their primary lease term in approximately seven years (“Primary Term”) are at an average of $5.13 per square foot. Although there is no obligation for the Kroger/Safeway JV to pay ground rent during the Primary Term, to the extent it exercises an option to renew a ground lease for a property at the end of the Primary Term, it will be obligated to pay an average ground rent of $1.55 per square foot.

The Kroger/Safeway JV acquired the portfolio for $47.9 million (inclusive of closing and other related acquisition costs), which included the assumption of an aggregate of $34.5 million of existing fixed-rate mortgage debt, which is at a blended fixed interest rate of 6.6% and is fully amortizing over the Primary Term. The individual mortgages are secured by each individual property and are not cross-collateralized. ASOF invested 90%, or $11.3 million, of the equity capitalization, of which the Company’s share was $2.5 million. AmCap contributed 10%, or $1.2 million. Cash flow is to be distributed to the Kroger/Safeway JV partners until they have received an 11% cumulative return and a full return of all contributions. Thereafter, remaining cash flow is to be distributed 75% to ASOF and 25% to AmCap. The Kroger/Safeway JV agreement also provides for additional allocations of cash based on ASOF achieving certain minimum investment returns to be determined on a “look-back” basis.

Brandywine Portfolio

In January of 2003, ASOF acquired a major open-air retail complex located in Wilmington, Delaware. The approximately 1.0 million square foot value-based retail complex consists of the following two properties:

Market Square Shopping Center is a 103,000 square foot community shopping center which is 92% leased and anchored by a T.J. Maxx and a Trader Joe’s gourmet food market.

Back to Contents

Brandywine Town Center is a two phase open-air value retail center. The first phase (“Phase I”) is approximately 450,000 square feet and 97% occupied, with tenants including Lowe’s, Bed Bath & Beyond, Regal Cinema, Michaels, Petsmart, Old Navy, Annie Sez, Thomasville Furniture, KB Toys and Dick’s Sporting Goods. The second phase (“Phase II”) consists of approximately 420,000 square feet of existing space, of which Target occupies 138,000 square feet. The balance of Phase II, which is currently not occupied, is to be paid for on an earnout basis as it is leased and occupied.

The initial investment for the portfolio was approximately $89.3 million, inclusive of closing and other related acquisition costs. ASOF assumed $38.1 million of fixed rate debt on the two properties at a blended rate of 8.1%. A new $30.0 million, 4.7% fixed-rate loan was also obtained in conjunction with the acquisition and is collateralized by a portion of the Brandywine Town Center. The balance of the purchase price was funded by ASOF, of which the Company’s share was $4.3 million. ASOF will also pay additional amounts in conjunction with the lease-up of the current vacant space in Phase II (the “Earnout”). The additional investment, depending on the Earnout, is projected to be between $42.0 million and $62.0 million, of which the Company’s share would be between $9.3 million and $13.8 million. To the extent ASOF places additional mortgage debt upon the lease-up of Phase II, the required equity contribution for the Earnout would be less. The Earnout is structured such that ASOF has no time requirement or payment obligation for any portion of currently vacant space which it is unable to lease.

Property Redevelopment and Expansion

The Company’s redevelopment program focuses on selecting well-located neighborhood and community shopping centers and creating significant value through re-tenanting and property redevelopment. The Company completed the redevelopment of the Elmwood Park Shopping Center during 2002 and continued its progress on the redevelopment of the Gateway Shopping Center as follows:

Elmwood Park Shopping Center – This shopping center located in Elmwood Park, New Jersey, is approximately ten miles west of New York City. The redevelopment consisted of re-anchoring, renovating and expanding the existing 125,000 square foot shopping center by 30,000 square feet. The first phase included the relocation and expansion of a Walgreen’s into a 15,000 square foot, state-of-the-art drugstore that includes a drive-through pharmacy.

In November 2002, a Pathmark supermarket opened in a new freestanding 49,000 square foot building, replacing the former undersized (28,000 square feet) in-line Grand Union supermarket. As of December 31, 2002, costs incurred on this project totaled $13.3 million, which excludes $3.8 million in tenant reimbursements. Costs incurred to date include $2.8 million representing an obligation to the original owners who contributed the property to the Company in connection with the RDC Transaction in August 1998. These partners had the option to receive either cash or OP Units in settlement of this obligation. In March 2003, $2.5 million was paid in cash and $262,000 was satisfied with the issuance of a total of 34,841 Common OP Units, all of which were issued to Mr. Dworman, Chairman of the Board of Trustees. The Company expects remaining redevelopment costs of approximately $1.0 million to complete this project.

Gateway Shopping Center – The redevelopment of the Gateway Shopping Center, formerly a partially enclosed mall located in South Burlington, Vermont, includes the demolition of 90% of the property and the construction of a new anchor supermarket. Construction of a new 72,000 Shaw’s Supermarket is ongoing, which will replace the 32,000 square foot store formerly occupied by Grand Union. Total costs through December 31, 2002 for this project, including the original acquisition costs, were $10.4 million. The Company expects remaining redevelopment costs of approximately $7.5 million to complete this project, which it anticipates completing in the second half of 2003.

Additionally, for the year ending December 31, 2003, the Company currently estimates that capital outlays of approximately $12.0 million to $14.0 million will be required for tenant improvements, related renovations and other property improvements.

Share Repurchase

The Company’s repurchase of its Common Shares is an additional use of liquidity. Upon completion of a tender offer in February 2002, the Company purchased a total of 5,523,974 Common Shares and Common OP Units (collectively, “Shares”), comprised of 4,136,321 Common Shares and 1,387,653 Common OP Units (which were converted to Common Shares upon tender), at a Purchase Price of $6.05 per Share. The aggregate purchase price paid for the 5,523,974 Shares was $33.4 million. In addition to the tender offer, the Company has an existing share repurchase program that authorizes management, at its discretion, to repurchase up to $20.0 million of the Company’s outstanding Common Shares. Through March 24, 2003, the Company had repurchased 1,931,682 Common Shares (net of 123,173 shares reissued) at a total cost of $11.6 million. The program may be discontinued or extended at any time and there is no assurance that the Company will purchase the full amount authorized.

Back to Contents

SOURCES OF LIQUIDITY

The Company intends on using ASOF as the primary vehicle for future acquisitions. Sources of capital for funding the Company’s joint venture commitment, other property acquisitions, redevelopment, expansion and re-tenanting, as well as future repurchases of Common Shares are expected to be obtained primarily from cash on hand, additional debt financings and future sales of existing properties. As of December 31, 2002, the Company had a total of approximately $48.1 million of additional capacity with six lenders, of which the Company is required to draw $12.7 million by December 2003, or forego the ability to draw these funds at any time during the remaining term of the loans. Of the remaining capacity, approximately $6.0 million is subject to additional leasing requirements at the collateral properties and certain lender requirements, which the Company has not yet satisfied. The Company also had cash and cash equivalents on hand of $45.2 million at December 31, 2002 as well as six properties that are currently unencumbered and therefore available as potential collateral for future borrowings. The Company anticipates that cash flow from operating activities will continue to provide adequate capital for all debt service payments, recurring capital expenditures and REIT distribution requirements.

Financing and Debt

At December 31, 2002, mortgage notes payable aggregated $202.4 million and were collateralized by 25 properties and related tenant leases. Interest on the Company’s outstanding mortgage indebtedness ranged from 2.9% to 8.1% with maturities that ranged from August 2003 to January 2011. Taking into effect $87.1 million of notional principal under variable to fixed-rate swap agreements, $145.2 million of the portfolio, or 72%, was fixed at a 6.8% weighted average interest rate and $57.2 million, or 28% was floating at a 3.3% weighted average interest rate. Of the total outstanding debt, $19.6 million will become due by 2004, with scheduled maturities of $16.1 million with a weighted average interest rate of 3.4% in 2003, and $3.5 million with a weighted average interest rate of 7.9% in 2004. As the Company does not anticipate having sufficient cash on hand to repay such indebtedness, it will need to refinance this indebtedness or select other alternatives based on market conditions at that time.

The following summarizes the financing and refinancing transactions since December 31, 2001:

On March 15, 2002, the Company extended a maturing $7.0 million loan with a bank. The debt, which is secured by one of the Company’s properties, requires the monthly payment of interest at the rate of LIBOR plus 175 basis points and principal amortized over 25 years and now matures March 15, 2007.

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

In June of 2002, the Company completed two interest rate swap transactions (“Swap Agreements”) to hedge the Company’s exposure to changes in interest rates with respect to $25.1 million of LIBOR based variable rate debt. The Swap Agreements, which are for $15.9 million and $9.2 million of notional principal mature January 1, 2007 and June 1, 2007, respectively. These Swap Agreements are at a weighted average fixed interest rate, including the credit spreads of 175 basis points, of 6.2%.

On July 10, 2002, the Company entered into an interest rate swap agreement to hedge its exposure to changes in interest rates with respect to $12.3 million of LIBOR based variable-rate debt. The swap agreement, which matures January 1, 2007, provides for a fixed all-in interest rate of 4.1%.

On September 26, 2002, the Company refinanced a maturing $9.5 million loan with a life insurance company. The loan, which is secured by one of the Company’s properties, requires monthly payment of interest at the rate of LIBOR plus 173 basis points and principal amortized over 25 years and matures October 1, 2005.

Back to Contents

On September 27, 2002, the Company repaid a $4.0 million loan with a life insurance company in connection with the sale of a property on October 11, 2002.

On November 22, 2002, the Company closed on a $20.0 million revolving credit facility with a bank. The facility, which is secured by one of the Company’s properties and matures November 22, 2007, requires the monthly payment of interest only at the rate of LIBOR plus 170 basis points subject to a total floor of 3.3%. As of December 31, 2002, no amounts have been drawn under this facility and future draws are subject to meeting certain conditions including a loan-to-value limit and debt service coverage ratio. The Company also pays a 15 basis point fee per annum for the unused portion of the facility on a quarterly basis.

On January 2, 2003, the Company drew down $5.0 million of an available $10.0 million facility with a bank and used the proceeds to partially pay down the outstanding principal on another loan with the same lender.

Asset Sales

Asset sales are an additional source of liquidity for the Company. 20 assets were sold during 2002 as follows (dollar amounts in millions):

Property	State	GLA	Sales price		Net proceeds

Union Plaza	PA	217,992	$4.8		$4.2	(1)
Ames Plaza	PA	96,154	52.7	(2)	12.9	(2)
Birney Plaza	PA	193,899	—	(2)	—	(2)
Circle Plaza	PA	92,171	—	(2)	—	(2)
Dunmore Plaza	PA	45,380	—	(2)	—	(2)
Kingston Plaza	PA	64,824	—	(2)	—	(2)
Monroe Plaza	PA	130,569	—	(2)	—	(2)
Mountainville Shopping Center	PA	118,847	—	(2)	—	(2)
Plaza 15	PA	113,530	—	(2)	—	(2)
Shillington Plaza	PA	150,742	—	(2)	—	(2)
25th Street Shopping Center	PA	131,477	—	(2)	—	(2)
Kings Fairgrounds	VA	118,535	—	(2)	—	(2)
Troy Plaza	NY	128,479	—	(2)	—	(2)
Midway Plaza	AL	207,538	—	(2)	—	(2)
Northside Mall	AL	382,299	—	(2)	—	(2)
New Smyrna Beach Shopping Center	FL	101,321	—	(2)	—	(2)
Cloud Springs Plaza	GA	113,367	—	(2)	—	(2)
Martintown Plaza	SC	133,892	—	(2)	—	(2)
Manahawkin Village Shopping Center	NJ	175,228	16.8	(3)	9.5	(3)
Valmont Plaza	PA	200,164	—	(3)	—	(3)

Total		2,916,408	$74.3		$26.6

Notes:

(1)	The Company received a $3.6 million purchase money note. The note, which matures January 15, 2005, requires monthly interest of 7% for year one, increasing at a rate of 1% per annum throughout the term. As part of the transaction, the Company agreed to reimburse the purchaser 50% of the former Ames rent, or $22 per month, for a period of 18 months (through July 2003).

(2)	This portfolio of 17 properties was sold to a single buyer subject to a $42.4 million fixed-rate, cross-collateralized and securitized loan. Proceeds include the sale of various escrows including capital expenditure reserves. $6.3 million of the initial proceeds represented senior preferred equity in the buyer which was subsequently redeemed to the Company in December 2002.

(3)	These two properties were sold to a single buyer. The Company received two purchase money notes in connection with the sale. The first for $11.0 million was repaid in full in November 2002. The second for $1.6 million matures October 2003, requiring monthly interest of 5% to February 1, 2003, and then 10% thereafter. As part of the transaction, the Company repaid $3.1 million of mortgage debt secured by the Valmont Plaza. The $4.0 million of mortgage debt secured by the Manahawkin Village Shopping Center was repaid in full in September 2002, prior to the sale.

Additionally the Company completed the following two land sales in 2002:

In January 2002, the Company, in conjunction with a joint venture partner, purchased a three-acre site located in the Bronx, New York for $3.1 million. Simultaneously, the Company sold approximately 46% of the land to a self-storage facility for $3.3 million. The Company’s share of net proceeds totaled $1.4 million. The Company currently plans to build and lease a 15,000 square foot retail building on the remaining parcel.

On November 8, 2002, the Company and an unaffiliated joint venture partner completed the sale of a contract to purchase land in Bethel, Connecticut, to the Target Corporation for $1.5 million after closing and other related costs. The joint venture received a $1.6 million note receivable for the net purchase price and additional reimbursements due from the buyer, which was paid in full subsequent to December 31, 2002. The Company’s share of net proceeds totaled $1.4 million.

Back to Contents

OFF BALANCE SHEET ARRANGEMENTS

The Company has two off balance sheet joint ventures for the purpose of investing in operating properties as follows:

The Company owns a 49% interest in two partnerships which own the Crossroads Shopping Center (“Crossroads”). The Company accounts for its investment in Crossroads using the equity method of accounting as it has a non-controlling investment in Crossroads, but exercises significant influence. As such, the Company’s financial statements reflect its share of income from, but not the assets and liabilities of, Crossroads. The Company’s effective pro rata share of Crossroads mortgage debt as of December 31, 2002 was $16.5 million. Interest on the debt, which matures in October 2007, has been effectively fixed at 7.2% through variable to fixed-rate swap agreements.

Reference is made to the discussion of ASOF under “Uses of Liquidity” in this Item 7 for additional detail related to the Company’s investment in and commitments to ASOF. The Company owns a 22% interest in ASOF for which it also uses the equity method of accounting. The Company’s effective pro rata share of ASOF fixed-rate mortgage debt as of December 31, 2002 was $2.8 million at a weighted average interest rate of 8.1%. The Company’s effective pro rata share of ASOF variable-rate mortgage debt as of December 31, 2002 was $1.3 million at an interest rate of 3.4%. Maturities on these loans range from October 2007 to January 2023.

The accompanying consolidated financial statements in Item 8 contain a complete discussion of the Company’s obligations under various operating leases.

The following table sets forth information as it relates to the Company’s contractual obligations under off balance sheet arrangements (amounts in millions):

	Payments due by period

		Less than	1 to 3	3 to 5	More than
Contractual obligation	Total	1 year	years	years	5 years

Future debt maturities on joint venture mortgage debt (1)	$20.6	$0.4	$0.9	$16.9	$2.4
Operating lease obligations	20.7	0.5	1.1	1.1	18.0

Total	$41.3	$0.9	$2.0	$18.0	$20.4

Notes:

(1)	These amounts represent the Company’s pro-rata share of joint venture debt.

HISTORICAL CASH FLOW

The following discussion of historical cash flow compares the Company’s cash flow for the year ended December 31, 2002 (“2002’) with the Company’s cash flow for the year ended December 31, 2001 (“2001”).

Cash and cash equivalents were $45.2 million and $33.9 million at December 31, 2002 and 2001, respectively. The increase of $11.3 million was a result of the following increases and decreases in cash flows:

(amounts in millions)	Years Ended December 31,

	2002	2001	Variance

Net cash provided by operating activities	$24.9	$20.5	$4.4
Net cash provided by (used in)investing activities	24.6	(11.2)	35.8
Net cash used in financing activities	(58.8)	(7.0)	(51.8)
Net cash provided by discontinued operations	20.5	10.2	10.3

The variance in net cash provided by operating activities resulted from an increase of $7.0 million in operating income before non-cash expenses in 2002, which was primarily due to $3.9 million of lease termination income received in 2002 and lower interest expense due to lower average interest rates on the portfolio mortgage debt. This increase was partially offset by a net decrease in cash provided by changes in operating assets and liabilities of $2.6 million, primarily rents receivable.

The variance in net cash provided by (used in) investing activities was primarily the result of an increase of $41.0 million received in 2002 from the collection of purchase money notes from the sale of properties, offset by an increase of $2.1 million in expenditures for real estate acquisitions, development and tenant installation costs in 2002 and an additional $2.9 million investment in an unconsolidated partnership in 2002.

Back to Contents

The increase in net cash used in financing activities resulted primarily from $33.4 million of cash used in 2002 for the Company’s Tender Offer and a decrease of $43.6 million of cash provided by additional borrowings in 2002. This was partially offset by $16.8 million of additional cash used in 2001 for the repayment of debt and $5.1 million used in 2001 for the redemption of Common OP Units.

The increase in net cash provided by discontinued operations resulted from additional cash used in 2001 for the repayment of debt. This increase was offset by a decrease in operating income before non-cash expenses in 2002, a decrease in net sales proceeds received in 2002 and a decrease in cash provided by additional borrowings in 2002.

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of financial condition and results of operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Company bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect the significant judgments and estimates used by the Company in the preparation of its consolidated financial statements.

Valuation of Property Held for Use and Sale

On a quarterly basis, the Company reviews the carrying value of both properties held for use and for sale. The Company records impairment losses and reduces the carrying value of properties when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases where the Company does not expect to recover its carrying costs on properties held for use, the Company reduces its carrying cost to fair value, and for properties held for sale, the Company reduces its carrying value to the fair value less costs to sell. For the years ended December 31, 2002 and 2001, impairment losses of $197,000 and $15.9 million were recognized related to sold properties. Management does not believe that the value of the remaining properties held for sale or properties in use are impaired as of December 31, 2002.

Bad Debts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make payments on arrearages in billed rents, as well as the likelihood that tenants will not have the ability to make payment on unbilled rents including estimated expense recoveries and straight-line rent. As of December 31, 2002, the Company had recorded an allowance for doubtful accounts of $2.3 million. If the financial condition of the Company’s tenants were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). This statement eliminates the requirement to report gains and losses from extinguishment of debt as extraordinary unless they meet the criteria of APB Opinion 30. SFAS No. 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The changes related to lease accounting are effective for transactions occurring after May 15, 2002 and the changes related to debt extinguishment are effective for fiscal years beginning after May 15, 2002. The impact of adopting the provisions related to lease accounting did not have a material impact on the Company’s financial position or results of operations. The impact of adopting the provisions related to debt extinguishment is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement also establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.

Back to Contents

The impact of the adoption of SFAS No. 146 is not expected to have a material impact on the Company’s financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123” (“SFAS No. 148”). SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Effective January 1, 2002, the Company adopted the fair value method of recording stock-based compensation contained in SFAS No. 123. As such, all vested stock options granted after December 31, 2001 will be reflected as compensation expense in the Company’s consolidated financial statements over the vesting period based on the fair value at the date the stock-based compensation was granted. Under SFAS No. 123, companies may elect to choose from three alternative transition methods as it relates to the adoption of the fair value basis method of accounting for employee stock options. The Company has elected the prospective method whereby compensation expense will be recognized only for those options issued after December 31, 2001.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that upon issuance of a guarantee a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company is currently evaluating the effects of the recognition provision of FIN 45, but does not expect the adoption to have a material impact on the Company’s financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”). In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in activities on behalf of another company. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46’s consolidation requirements apply immediately to variable interest entities created or acquired after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company has adopted FIN 46 effective January 31, 2003. The Company does not anticipate that the adoption of FIN 46 will have a material impact on the Company’s consolidated financial condition or results of operations taken as a whole. The Company’s joint ventures are summarized in the notes to the consolidated financial statements appearing in Item 17 of this Form 10-K.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is to changes in interest rates related to the Company’s mortgage debt. See the consolidated financial statements and notes thereto included in this Annual Report on Form 10-K for certain quantitative details related to the Company’s mortgage debt.

Currently, the Company manages its exposure to fluctuations in interest rates primarily through the use of fixed-rate debt, interest rate swap agreements and LIBOR caps. As of December 31, 2002, the Company had total mortgage debt of $202.4 million of which $58.1 million, or 29% was fixed-rate and $144.3 million, or 71%, was variable-rate based upon LIBOR plus certain spreads. As of December 31, 2002, the Company had entered into five interest rate swap transactions to hedge the Company’s exposure to changes in interest rates with respect to $87.1 million of LIBOR based variable rate debt, effectively increasing the fixed-rate portion of its total outstanding debt as of December 31, 2002 to 72%. The Company also has two interest rate swaps hedging the Company’s exposure to changes in interest rates with respect to $16.5 million of LIBOR based variable rate debt related to its investment in Crossroads. As of December 31, 2002, ASOF fixed the treasury rate on $30.0 million of contemplated financing in connection with the Brandywine Towne Center acquisition. The Company’s pro-rata share was $6.7 million of notional value based on its 22% interest in ASOF.

Back to Contents

The following table sets forth information as of December 31, 2002 concerning the Company’s long-term debt obligations, including principal cash flows by scheduled maturity and weighted average interest rates of maturing amounts (amounts in millions):

Consolidated mortgage debt:

Year	Scheduled amortization	Maturities	Total	Weighted average interest rate

2003	$3.6	$16.1	$19.7	3.4%
2004	3.5	3.5	7.0	7.9%
2005	2.4	75.8	78.2	3.2%
2006	2.0	—	2.0	n/a
2007	1.1	56.7	57.8	4.1%
Thereafter	2.5	35.2	37.7	7.9%

	$15.1	$187.3	$202.4

Mortgage debt in unconsolidated partnerships (at Company’s pro rata share):

Year	Scheduled amortization	Maturities	Total	Weighted average interest rate

2003 – 2006	$1.8	$—	$1.8	n/a
2007	0.4	16.0	16.4	6.9%
Thereafter	2.4	—	2.4	n/a

	$4.6	$16.0	$20.6

Of the Company’s total outstanding debt, $19.6 million will become due by 2004. As the Company intends on refinancing some or all of such debt at the then-existing market interest rates which may be greater than the current interest rate, the Company’s interest expense would increase by approximately $196,000 annually if the interest rate on the refinanced debt increased by 100 basis points. Furthermore, interest expense on the Company’s variable debt as of December 31, 2002 would increase by $572,000 annually for a 100 basis point increase in interest rates. The Company may seek additional variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, the Company would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data listed in items 15(a) (1) and 15(a) (2) hereof are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Back to Contents

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

This item is incorporated by reference from the definitive proxy statement for the 2003 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A.

ITEM 11.   EXECUTIVE COMPENSATION

This item is incorporated by reference from the definitive proxy statement for the 2003 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This item is incorporated by reference from the definitive proxy statement for the 2003 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This item is incorporated by reference from the definitive proxy statement for the 2003 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A.

ITEM 14.   CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company’s reports filed or submitted under the Exchange Act.

(b) Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect such controls.

Back to Contents

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AMD REPORTS ON FORM 8-K

(a) Financial Statements – Form 10-K. The following consolidated financial Report Page information is included as a separate section of this annual report on Form 10-K

ACADIA REALTY TRUST

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule.

(b) Reports on Form 8-K filed during the quarter ended December 31, 2002

There were no 8-K’s filed during the three months ended December 31, 2002:

10.22(a)	Indenture of Mortgage, Deed of Trust, Security Agreement, Financing Statement, Fixture Filing and Assignment of Leases, Rents and Security Deposits between the Company and Morgan Stanley Mortgage Capital, Inc. (9)

10.22(b)	Mortgage Note between the Company and Morgan Stanley Mortgage Capital, Inc. (9)

10.22(c)	First Amendment to the Indenture of Mortgage, Deed of Trust, Security Agreement, Financing Statement, Fixture Filing and Assignment of Lease, Rents and Security Deposits Between the Company and GMAC Commercial Mortgage Corporation (10)

10.24(a)	Open-End Mortgage, Security Agreement, Future Filing, Financing Statement and Assignment of Leases and Rents between the Company and Anchor National Life Insurance Company (11)

10.24(b)	Promissory Note between the Company and Anchor National Life Insurance Company (11)

10.30	Contribution and Share Purchase Agreement with RD Capital, Inc. (12)

10.31	Severance and Consulting Agreement For Marvin L. Slomowitz (5)

Back to Contents

10.32	Settlement agreement between the Company and Jack Wertheimer (13)

10.33	Employment agreement between the Company and Ross Dworman (5)

10.34	Employment agreement between the Company and Kenneth F. Bernstein (5)

10.36	Secured Promissory Note between RD Absecon Associates, L.P. and Fleet Bank, N.A. dated February 8, 2000 (6)

10.37	Mortgage Note between RD Branch Associates, L.P. and North Fork Bank dated November 22, 1999 (6)

10.38	Promissory Note between 239 Greenwich Associates, L.P. and First Union National Bank dated December 16, 1999 (6)

10.39	Note and Mortgage Assumption Agreement between Acadia Mad River Property LLC and LaSalle National Bank for the benefit of Certificateholders of American Southwest Financial Securities Corporation, Commercial Mortgage Pass-Through Certificates, Series 1195-C1 Dated February 24, 1999 (6)

10.40	Mortgage Note Modification Agreement Between Heathcote Associates and Huntoon Hastings Capital Corp. dated May 5, 1999 (6)

10.41	Promissory Note between Merrillville Realty, L.P. and Sun America Life Insurance Company dated July 7, 1999 (6)

10.42	Mortgage and Note Modification Agreement between Pacesetter/Ramapo Associates and M&T Real Estate, Inc. (6)

10.43	Secured Promissory Note between Acadia Town Line, LLC and Fleet Bank, N.A. dated March 23, 1999 (6)

10.44	Promissory Note between RD Village Associates Limited Partnership and Sun America Life Insurance Company Dated September 21, 1999 (6)

10.45	Sale-Purchase Agreement between Acadia Realty L.P. and Mark Northwood Associates L.P., seller, and UrbanAmerica, L.P., Buyer, dated June 14, 2000 (14)

10.46	Purchase Agreement between RD Abington Associates L.P. and Target Corporation dated June 29, 2000 (14)

10.47	Agreement to Sell and Purchase real estate between Mark Twelve Associates, L.P. and Lowes Home Centers, Inc. dated April 25, 2000 (14)

10.48	Amended and Restated Mortgage Note between Port Bay Associates, LLC and Fleet Bank, N.A. dated July 19, 2000 (14)

10.48.a	Mortgage and Security Agreement between Port Bay Associates, LLC and Fleet Bank, N.A. dated July 19, 2000 (14)

10.49	Amended and Restated Promissory Note between Acadia Realty L.P. and Metropolitan Life Insurance Company for $25.2 million dated October 13, 2000 (14)

10.50	Amended and Restated Promissory Note between Acadia Realty L.P. and Metropolitan Life Insurance Company for $10.8 million dated October 13, 2000 (14)

Back to Contents

10.50.a	Amended and Restated Mortgage, Security Agreement and Fixture Filing between Acadia Realty L.P. and Metropolitan Life Insurance Company dated October 13, 2000 (14)

10.51	Term Loan Agreement between Acadia Realty L.P. and The Dime Savings Bank of New York, dated March 30, 2000 (14)

10.51a	Mortgage Agreement between Acadia Realty L.P. and The Dime Savings Bank of New York, dated March 30, 2000 (14)

10.52	Promissory Note between RD Whitegate Associates, L.P. and Bank of America, N.A. Dated December 22, 2000 (14)

10.53	Promissory Note between RD Columbia Associates, L.P. and Bank of America, N.A. Dated December 22, 2000 (14)

10.54	Term Loan Agreement dated as of December 28, 2001, among Fleet National Bank and RD Branch Associates, L.P., et al (15)

10.55	Term Loan Agreement dated as of December 21, 2001, among RD Woonsocket Associates Limited Partnership,et al. and The Dime Savings Bank of New York, FSB (15)

10.56	Severance Agreement between the Company and Joel Braun, Sr. Vice President, dated April 6, 2001 (15)

10.57	Severance Agreement between the Company and Joseph Hogan, Sr. Vice President, dated April 6, 2001 (15)

10.58	Severance Agreement between the Company and Perry Kamerman, Sr. Vice President dated April 6, 2001 (15)

10.59	Severance Agreement between the Company and Tim Bruce, Sr. Vice President dated January 2001 (15)

10.60	Revolving Loan Promissory Note dated as of November 22, 2002, among RD Elmwood Associates, L.P. and Washington Mutual Bank, FA (16)

10.61	Revolving Loan Agreement dated as of November 22, 2002, among RD Elmwood Associates, L.P. and Washington Mutual Bank, FA (16)

10.62	Mortgage Agreement dated as of November 22, 2002, among RD Elmwood Associates, L.P. and Washington Mutual Bank, FA (16)

10.63	Letter of employment offer between the Company and Michael Nelsen, Sr. Vice President and Chief Financial Officer dated February 19, 2003 (16)

10.64	Severance Agreement between the Company and Michael Nelsen, Sr. Vice President and Chief Financial Officer dated February 19, 2003 (16)

21	List of Subsidiaries of Acadia Realty Trust (16)

23	Consent of Independent Auditors to Form S-3 and Form S-8 (16)

Back to Contents

99.1	Certification of Kenneth F. Bernstein as CEO pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (16), (17)

99.2	Certification of Michael Nelsen as CFO pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (16), (17)

Notes:

(1)	Incorporated by reference to the copy thereof filed as an exhibit to the Company’s Form 10-K filed for the fiscal Year ended December 31, 1994

(2)	Incorporated by reference to the copy thereof filed as an Exhibit to Company’s Form 10-Q filed for the quarter ended September 30, 1998

(3)	Incorporated by reference to the copy thereof filed as an exhibit to the Company’s Form S-11 (File No.33-60008) (Form S-11)

(4)	Incorporated by reference to the copy thereof filed as an exhibit to Amendment No. 3 to the Company’s Form S-11

(5)	Incorporated by reference to the copy thereof filed as an exhibit to the Company’s Form10-K filed for the fiscal year ended December 31, 1998

(6)	Incorporated by reference to the copy thereof filed as an exhibit to the Company’s Form10-K filed for the fiscal year ended December 31, 1999

(7)	Incorporated by reference to the copy thereof filed as an exhibit to the Company’s Form S-8 filed September 28, 1999

(8)	Incorporated by reference to the copy thereof filed as an exhibit to Amendment No. 4 to the Company’s Form S-11

(9)	Incorporated by reference to the copy thereof filed as an exhibit to the Company’s Form 10-Q filed for the quarter ended September 30, 1996

(10)	Incorporated by reference to the copy thereof filed as an exhibit to the Company’s Form 10-Q filed for the quarter ended September 30, 1998

(11)	Incorporated by reference to the copy thereof filed as an exhibit to the Company’s Form 10-K filed for the fiscal year ended December 31, 1996

(12)	Incorporated by reference to the copy thereof filed as an exhibit to the Company’s Form 8-K filed on April 20, 1998

(13)	Incorporated by reference to the copy thereof filed as an exhibit to the Company’s Form 8-K filed on January 5, 1999

(14)	Incorporated by reference to the copy thereof filed as an exhibit to the Company’s Form 10-K filed for the fiscal year ended December 31, 2000

(15)	Incorporated by reference to the copy thereof filed as an exhibit to the Company’s Form 10-K filed for the fiscal year ended December 31, 2001

(16)	Filed herewith

(17)	Pursuant to Commission Release No. 33-8212, this certification will be treated as “accompanying” this Annual Report on Form 10-K and not “filed” as part of such report for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

Back to Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

ACADIA REALTY TRUST
(Registrant)

By:	/s/ Michael Nelsen

Michael Nelsen
Sr. Vice President and
Chief Financial Officer

Dated: March 26, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kenneth F. Bernstein	Chief Executive Officer,	March 26, 2003
President and Trustee
(Kenneth F. Bernstein)	(Principal Executive Officer)

/s/ Michael Nelsen	Senior Vice President	March 26, 2003
and Chief Financial Officer
(Michael Nelsen)	(Principal Financial and
Accounting Officer)

/s/ Ross Dworman	Chairman and Trustee	March 26, 2003

(Ross Dworman)

/s/ Martin L. Edelman	Trustee	March 26, 2003

(Martin L. Edelman, Esq.)

/s/ Alan S. Forman	Trustee	March 26, 2003

(Alan S. Forman)

/s/ Marvin J. Levine	Trustee	March 26, 2003

(Marvin J. Levine, Esq)

/s/ Lawrence J. Longua	Trustee	March 26, 2003

(Lawrence J. Longua)

/s/ Gregory A. White	Trustee	March 26, 2003

(Gregory A. White)

/s/ Lee S. Wielansky	Trustee	March 26, 2003

(Lee S. Wielansky)

Back to Contents

EXHIBIT INDEX

The following is an index to all exhibits filed with the Annual Report on Form 10-K other than those incorporated by reference herein:

Exhibit Number	Description

10.60	Revolving Loan Promissory Note dated as of November 22, 2002, among RD Elmwood Associates, L.P. and Washington Mutual Bank, FA (17)

10.61	Revolving Loan Agreement dated as of November 22, 2002, among RD Elmwood Associates, L.P. and Washington Mutual Bank, FA

10.62	Mortgage Agreement dated as of November 22, 2002, among RD Elmwood Associates, L.P. and Washington Mutual Bank, FA

10.63	Letter of employment offer between the Company and Michael Nelsen, Sr. Vice President and Chief Financial Officer dated February 19, 2003

10.64	Severance Agreement between the Company and Michael Nelsen, Sr. Vice President and Chief Financial Officer dated February 19, 2003

21	List of Subsidiaries of Acadia Realty Trust

23	Consent of Independent Auditors to Form S-3 and Form S-8

99.1	Certification of Kenneth F. Bernstein as CEO pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

99.2	Certification of Michael Nelsen as CFO pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

*	Pursuant to Commission Release No. 33-8212, this certification will be treated as “accompanying” this Annual Report on Form 10-K and not “filed” as part of such report for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

Back to Contents

CERTIFICATION

I, Kenneth F. Bernstein, certify that:

1.	I have reviewed this annual report on Form 10-K of Acadia Realty Trust;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Kenneth F. Bernstein

Kenneth F. Bernstein
President and Chief Executive Officer
March 26, 2003

Back to Contents

CERTIFICATION

I, Michael Nelsen, certify that:

1.	I have reviewed this annual report on Form 10-K of Acadia Realty Trust;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Michael Nelsen

Michael Nelsen
Sr. Vice President and Chief Financial Officer
March 26, 2003

Back to Contents

ACADIA REALTY TRUST AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS

Back to Contents

REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Trustees of Acadia Realty Trust

We have audited the accompanying consolidated balance sheets of Acadia Realty Trust and subsidiaries (the “Company”) as of December 31, 2002 and 2001, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Acadia Realty Trust and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in the Notes to the consolidated financial statements, in 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and No. 148, “Accounting for Stock-Based Compensation–Transition and Disclosure”.

/s/ ERNST & YOUNG LLP

New York, New York
February 25, 2003

Back to Contents

Part I. Financial Information

Item 1. Financial Statements

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,

	2002	2001

ASSETS
Real estate:
Land	$54,890	$54,340
Buildings and improvements	352,359	336,950
Construction in progress	6,629	7,126

	413,878	398,416
Less: accumulated depreciation	85,062	72,805

Net real estate	328,816	325,611
Cash and cash equivalents	45,168	33,947
Cash in escrow	3,447	2,597
Investments in unconsolidated partnerships	6,164	5,169
Rents receivable, net	6,959	5,524
Notes receivable	6,795	34,757
Prepaid expenses	2,042	1,613
Deferred charges, net	10,360	11,635
Other assets	1,184	1,884
Assets of discontinued operations	—	71,202

	$410,935	$493,939

LIABILITIES AND SHAREHOLDERS’ EQUITY
Mortgage notes payable	$202,361	$211,444
Accounts payable and accrued expenses	8,528	4,973
Dividends and distributions payable	3,744	4,119
Due to related parties	174	107
Deferred gain on sale of properties	1,212	—
Derivative instruments	5,470	357
Other liabilities	2,998	3,389
Liabilities of discontinued operations	—	51,636

Total liabilities	224,487	276,025

Minority interest in Operating Partnership	22,745	37,387
Minority interests in majority- owned partnerships	2,380	1,429

Total minority interests	25,125	38,816

Shareholders’ equity:
Common shares, $.001 par value, authorized 100,000,000 shares, issued and outstanding 25,257,178 and 28,697,666 shares, respectively	25	29
Additional paid-in capital	170,851	189,378
Accumulated other comprehensive loss	(6,874)	(1,206)
Deficit	(2,679)	(9,103)

Total shareholders’ equity	161,323	179,098

	$410,935	$493,939

The accompanying notes are an integral part of these consolidated financial statements

Back to Contents

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Years ended December 31,

	2002	2001	2000

Revenues
Minimum rents	$48,488	$47,086	$46,448
Percentage rents	1,079	1,196	1,577
Expense reimbursements	11,419	10,884	11,096
Lease termination income	3,945	—	1,957
Other property income	536	589	656
Other	3,880	1,527	1,716

Total revenues	69,347	61,282	63,450

Operating Expenses
Property operating	12,274	11,597	12,146
Real estate taxes	8,447	8,427	8,199
General and administrative	10,173	9,025	8,391
Depreciation and amortization	14,804	13,605	13,136
Abandoned project costs	274	—	—

Total operating expenses	45,972	42,654	41,872

Operating income	23,375	18,628	21,578
Equity in earnings of unconsolidated partnerships	628	504	645
Interest expense	(11,017)	(12,370)	(15,877)
Minority interest	(2,426)	(1,466)	(1,952)

Income from continuing operations	10,560	5,296	4,394

Discontinued operations:
Operating income from discontinued operations	1,165	3,972	5,711
Impairment of real estate	(197)	(15,886)	—
Gain on sale of properties	9,662	17,734	13,742
Minority interest	(1,791)	(1,025)	(3,940)

Income from discontinued operations	8,839	4,795	15,513

Income before extraordinary item and cumulative effect of a change in accounting principle	19,399	10,091	19,907
Extraordinary item – Loss on early extinguishments of debt	—	(140)	—
Cumulative effect of a change in accounting principle	—	(149)	—

Net income	$19,399	$9,802	$19,907

The accompanying notes are an integral part of these consolidated financial statements

Back to Contents

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (continued)
(In thousands, except per share amounts)

	Years ended December 31,

	2002	2001	2000

Basic earnings per share
Income from continuing operations	$0.42	$0.19	$0.16
Income from discontinued operations	0.35	0.17	0.59
Extraordinary item	—	—	—
Cumulative effect of a change in accounting principle	—	(0.01)	—

Basic earnings per share	$0.77	$0.35	$0.75

Diluted earnings per share
Income from continuing operations	$0.42	$0.19	$0.16
Income from discontinued operations	0.34	0.17	0.59
Extraordinary item	—	—	—
Cumulative effect of a change in accounting principle	—	(0.01)	—

Diluted earnings per share	$0.76	$0.35	$0.75

The accompanying notes are an integral part of these consolidated financial statements

Back to Contents

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share amounts)

			Additional Paid-in Capital	Accumulated Other Comprehensive Loss
	Common Shares				Deficit	Total Shareholders’ Equity

	Shares	Amount

Balance, December 31, 1999	25,724,315	$26	$168,641	$—	$(16,180)	$152,487

Conversion of 3,679,999 OP Units to Common Shares by limited partners of the Operating Partnership	3,679,999	3	26,999	—	—	27,002
Dividends declared ($0.48 per Common Share)	—	—	—	—	(12,830)	(12,830)
Repurchase of Common Shares	(1,339,905)	(1)	(7,691)	—	—	(7,692)
Reissuance of Common Shares	86,063	—	443	—	—	443
Income before minority interest	—	—	—	—	25,799	25,799
Minority interest’s equity	—	—	—	—	(5,892)	(5,892)

Balance, December 31, 2000	28,150,472	28	188,392	—	(9,103)	179,317

Conversion of 826,884 OP Units to Common Shares by limited partners of the Operating Partnership	826,884	1	5,815	—	—	5,816
Repurchase of 8,000 OP Units from limited partner of the Operating Partnership	—	—	8	—	—	8
Dividends declared ($0.48 per Common Share)	—	—	(3,832)	—	(9,802)	(13,634)
Repurchase of Common Shares	(316,800)	—	(1,964)	—	—	(1,964)
Reissuance of Common shares	37,110	—	239	—	—	239
Purchase of minority interest in majority-owned partnership	—	—	720	—	—	720
Unrealized loss on valuation of swap agreements	—	—	—	(1,206)	—	(1,206)
Income before minority interest	—	—	—	—	12,023	12,023
Minority interest’s equity	—	—	—	—	(2,221)	(2,221)

Balance at December 31, 2001	28,697,666	29	189,378	(1,206)	(9,103)	179,098

Conversion of 2,086,736 OP Units to Common Shares by limited partners of the Operating Partnership	2,086,736	2	14,901	—	—	14,903
Dividends declared ($0.52 per Common Share)	—	—	—	—	(12,975)	(12,975)
Repurchase of Common Shares	(5,523,974)	(6)	(33,414)	—	—	(33,420)
Forfeiture of restricted Common Shares	(3,250)	—	(14)	—	—	(14)
Unrealized loss on valuation of swap agreements	—	—	—	(5,668)	—	(5,668)
Income before minority interest	—	—	—	—	22,327	22,327
Minority interest’s equity	—	—	—	—	(2,928)	(2,928)

Balance at December 31, 2002	25,257,178	$25	$170,851	$(6,874)	$(2,679)	$161,323

The accompanying notes are an integral part of these consolidated financial statements

Back to Contents

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except per share amounts)

	Years ended December 31,

	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations after extraordinary item and cumulative effect of change in accounting principle	$10,560	$5,007	$4,394
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	14,804	13,605	13,136
Minority interests	2,426	1,466	1,952
Abandoned project costs	274	—	—
Equity in earnings of unconsolidated partnerships	(628)	(504)	(645)
Provision for bad debts	447	741	330
Stock-based compensation	—	239	443
Extraordinary item	—	140	—
Cumulative effect of a change in accounting principle	—	149	—
Changes in assets and liabilities:
Funding of escrows, net	(850)	89	1,082
Rents receivable	(1,882)	937	(1,676)
Prepaid expenses	(429)	251	81
Other assets	346	(273)	(657)
Accounts payable and accrued expenses	174	(1,739)	637
Due to related parties	67	(4)	130
Other liabilities	(391)	417	(10)

Net cash provided by operating activities	24,918	20,521	19,197

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for real estate and improvements	(14,134)	(10,685)	(10,969)
Contribution to unconsolidated partnership	(2,956)	(36)	—
Distributions from unconsolidated partnerships	1,049	1,252	1,324
Collections on purchase money notes	41,042	—	—
Payment of deferred leasing costs	(355)	(1,730)	(1,520)

Net cash provided by (used in) investing activities	24,646	(11,199)	(11,165)

The accompanying notes are an integral part of these consolidated financial statements

Back to Contents

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(In thousands, except per share amounts)

	Years ended December 31,

	2002	2001	2000

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on mortgages	$(16,841)	(33,599)	(122,711)
Proceeds received on mortgage notes	7,758	51,350	103,250
Payment of deferred financing and other costs	(812)	(847)	(1,415)
Dividends paid	(13,131)	(13,569)	(12,545)
Distributions to minority interests in Operating Partnership	(2,023)	(2,985)	(4,617)
Distributions on preferred Operating Partnership Units	(199)	(199)	(173)
Distributions to minority interests in majority-owned partnership	(139)	(90)	(45)
Purchase of minority interest in majority-owned partnerships	—	(30)	—
Redemption of Operating Partnership Units	—	(5,114)	—
Repurchase of Common Shares	(33,420)	(1,964)	(7,692)

Net cash used in financing activities	(58,807)	(7,047)	(45,948)

Cash flows from discontinued operations:
Net cash provided by discontinued operations	20,464	10,174	25,408

Increase (decrease) in cash and cash equivalents	11,221	12,449	(12,508)
Cash and cash equivalents, beginning of year	33,947	21,689	34,675

	45,168	34,138	22,167
Less: Cash of discontinued operations	—	191	478

Cash and cash equivalents, end of year	$45,168	$33,947	$21,689

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amounts capitalized of $931, $372 and $439, respectively	$12,346	$19,047	$25,035

Notes received in connection with sale of properties	$22,425	$34,757	$—

Disposition of real estate through assumption of debt	$42,438	$—	$22,051

The accompanying notes are an integral part of these consolidated financial statements

Back to Contents

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002
(In thousands, except per share amounts)

1. Organization, Basis of Presentation and Summary of Significant Accounting Policies

Acadia Realty Trust (the “Company”) is a fully integrated and self-managed real estate investment trust (“REIT”) which specializes in the acquisition, redevelopment and operation of shopping centers which are anchored by grocery and value-oriented retail.

All of the Company’s assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership (the “Operating Partnership”) and its majority owned partnerships. As of December 31, 2002, the Company controlled 89% of the Operating Partnership as the sole general partner. As the general partner, the Company is entitled to share, in proportion to its percentage interest, in the cash distributions and profits and losses of the Operating Partnership. The limited partners represent entities or individuals who contributed their interests in certain properties or partnerships to the Operating Partnership in exchange for common or preferred units of limited partnership interest (“Common or Preferred OP Units”). Limited partners holding Common OP Units are generally entitled to exchange their units on a one-for-one basis for common shares of beneficial interest of the Company (“Common Shares”). This structure is commonly referred to as an umbrella partnership REIT or “UPREIT”.

On August 12, 1998, the Company completed a major reorganization (“RDC Transaction”) in which it acquired twelve shopping centers, five multi-family properties and a 49% interest in one shopping center along with certain third party management contracts and promissory notes from real estate investment partnerships (“RDC Funds”) managed by affiliates of RD Capital, Inc. In exchange for these and a cash investment of $100,000, the Company issued 11.1 million Common OP Units and 15.3 million Common Shares to the RDC Funds. After giving effect to the conversion of the Common OP Units, the RDC Funds beneficially owned 72% of the Common Shares as of the closing of the RDC Transaction. Subsequent to December 31, 2002, the Company issued OP Units and cash valued at $2,750 to certain limited partners in connection with an obligation from the RDC Transaction. The payment was due upon the commencement of rental payments from a designated tenant at one of the properties acquired in the RDC Transaction.

As of December 31, 2002, the Company operated 35 properties, which it owned or had an ownership interest in, consisting of 32 neighborhood and community shopping centers, one enclosed shopping mall and two multi-family properties, all of which are located in the Eastern and Midwestern regions of the United States.

Principles of Consolidation

The consolidated financial statements include the consolidated accounts of the Company and its majority owned partnerships, including the Operating Partnership. Non-controlling investments in partnerships are accounted for under the equity method of accounting as the Company exercises significant influence.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Properties

Real estate assets are stated at cost less accumulated depreciation. Expenditures for acquisition, development, construction and improvement of properties, as well as significant renovations are capitalized. Interest costs are capitalized until construction is substantially complete. Construction in progress includes costs for significant shopping center expansion and redevelopment. Depreciation is computed on the straight-line basis over estimated useful lives of 30 to 40 years for buildings and the shorter of the useful life or lease term for improvements, furniture, fixtures and equipment. Expenditures for maintenance and repairs are charged to operations as incurred.

Effective January 1, 2002, the Company adopted the provisions of SFAS No. 144 as further described in this note under “Recent Accounting Pronouncements”. The Company reviews its long-lived assets used in operations for impairment when there is an event, or change in circumstances that indicates impairment in value. The Company records impairment losses and reduces the carrying value of properties when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases where the Company does not expect to recover its carrying costs on properties held for use, the Company reduces its carrying cost to fair value, and for properties held for sale, the Company reduces its carrying value to the fair value less costs to sell. During the year ended December 31, 2002, an impairment loss of $197 was recognized related to a property that was sold as of December 31, 2002. For the year ended December 31, 2001, an impairment loss of $14,756 was recognized related to a property sold subsequent to December 31, 2001. In addition, an impairment loss of $1,130 was recognized related to a shopping center that was held for sale as of December 31, 2001. Management does not believe that the value of the remaining properties held for sale or properties in use are impaired as of December 31, 2002.

Back to Contents

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

1. Organization, Basis of Presentation and Summary of Significant Accounting Policies, continued

Deferred Costs

Fees and costs paid in the successful negotiation of leases have been deferred and are being amortized on a straight-line basis over the terms of the respective leases. Fees and costs incurred in connection with obtaining financing have been deferred and are being amortized over the term of the related debt obligation.

Revenue Recognition

Leases with tenants are accounted for as operating leases. Minimum rents are recognized on a straight-line basis over the term of the respective leases. As of December 31, 2002 and 2001, unbilled rents receivable relating to straight-lining of rents were $5,302 and $4,828, respectively.

Percentage rents are recognized in the period when the tenant sales breakpoint is met.

Reimbursements from tenants for real estate taxes, insurance and other property operating expenses are recognized as revenue in the period the expenses are incurred.

An allowance for doubtful accounts has been provided against certain tenant accounts receivable that are estimated to be uncollectible. Rents receivable at December 31, 2002 and 2001 are shown net of an allowance for doubtful accounts of $2,284 and $2,376, respectively.

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

Recent Accounting Pronouncements

In October, 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment and Disposal of Long-Lived Assets” (“SFAS No. 144”), which supercedes SFAS No. 121, “Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to be Disposed Of”. It also supercedes the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale, but broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. The Company adopted this statement on January 1, 2002.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). This statement eliminates the requirement to report gains and losses from extinguishment of debt as extraordinary unless they meet the criteria of APB Opinion 30. SFAS No. 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The changes related to lease accounting are effective for transactions occurring after May 15, 2002 and the changes related to debt extinguishment are effective for fiscal years beginning after May 15, 2002. The impact of adopting the provisions related to lease accounting did not have a material impact on the Company’s financial position or results of operations. The impact of adopting the provisions related to debt extinguishment is not expected to have a material impact on the Company’s financial position or results of operations.

Back to Contents

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

1. Organization, Basis of Presentation and Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements, continued

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement also establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The impact of the adoption of SFAS No. 146 is not expected to have a material impact on the Company’s financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123” (“SFAS No. 148”). SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Effective January 1, 2002, the Company adopted the fair value method of recording stock-based compensation contained in SFAS No. 123. As such, all vested stock options granted after December 31, 2001 will be reflected as compensation expense in the Company’s consolidated financial statements over the vesting period based on the fair value at t he date the stock-based compensation was granted. Under SFAS No. 123, companies may elect to choose from three alternative transition methods as it relates to the adoption of the fair value basis method of accounting for employee stock options. The Company has elected the prospective method whereby compensation expense will be recognized only for those options issued after December 31, 2001.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value based method of accounting for stock-based employee compensation for vested stock options granted prior to January 1, 2002. See note 11 – “Share Incentive Plan” for the assumptions utilized in valuing the vested stock options:

	Years ended December 31,

	2002	2001	2000

Net income:
As reported	$19,399	$9,802	$19,907
Pro forma	$19,363	$9,699	$19,038
Basic earnings per share
As reported	$0.77	$0.35	$0.75
Pro forma	$0.76	$0.34	$0.72
Diluted earnings per share
As reported	$0.76	$0.35	$0.75
Pro forma	$0.76	$0.34	$0.72

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that upon issuance of a guarantee a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company is currently evaluating the effects of the recognition provision of FIN 45, but does not expect the adoption to have a material impact on the Company’s financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”). In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in activities on behalf of another company. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46’s consolidation requirements apply immediately to variable interest entities created or acquired after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003.

Back to Contents

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

1. Organization, Basis of Presentation and Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements, continued

Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company has adopted FIN 46 effective January 31, 2003. The Company does not anticipate that the adoption of FIN 46 will have a material impact on the Company’s consolidated financial condition or results of operations taken as a whole. The Company’s interests in joint ventures are summarized in note 4.

Comprehensive income

Comprehensive income for the years ended December 31, 2002 and 2001 totaled $13,731 and $8,596, respectively, and was comprised of net income of $19,399 and $9,802, respectively, and other comprehensive loss related to the changes in the fair value of derivative instruments of $5,668 and $1,206, respectively. For the year ended December 31, 2000, the Company had no items of other comprehensive income requiring additional disclosure. The following table sets forth the change in accumulated other comprehensive loss for the years ended December 31, 2002 and 2001:

Accumulated other comprehensive loss:	2002	2001

Beginning balance	$1,206	$—
Unrealized loss on valuation of
derivative instruments	5,668	1,206

Ending balance	$6,874	$1,206

As of December 31, 2002, the balance in accumulated other comprehensive loss was comprised entirely of unrealized losses on the valuation of derivative instruments.

Reclassifications

Certain 2001 and 2000 amounts were reclassified to conform to the 2002 presentation.

2. Acquisition and Disposition of Properties

A significant component of the Company’s business plan has been the disposition of non-core real estate assets. Under this initiative, the Company sold a total of two apartment complexes and 23 shopping centers during 2002, 2001 and 2000.

Dispositions relate to the sale of shopping centers, multi-family properties and land. Gains from these sales are generally recognized using the full accrual method in accordance with SFAS No. 66, “ Accounting for Sales of Real Estate”, providing that certain criteria relating to the terms of sale are met.

Consistent with SFAS No. 144, the results of operations of sold properties is reported separately as discontinued operations for the years ended December 31, 2002, 2001 and 2000. Revenues from discontinued operations for the years ended December 31, 2002, 2001 and 2000 totaled $6,295, $24,178 and $33,308, respectively. Assets and liabilities of the sold properties have been classified separately in the Company’s consolidated balance sheet as of December 31, 2001 and are summarized in the following table:

Back to Contents

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

2. Acquisition and Disposition of Properties, continued

December 31, 2001

ASSETS
Net real estate	$62,909
Cash and cash equivalents	191
Cash in escrow	2,649
Rents receivable, net	1,590
Prepaid expenses	695
Deferred charges, net	2,496
Other assets	672

Total assets	71,202

LIABILITIES AND SHAREHOLDERS’ EQUITY
Mortgage notes payable	50,163
Accounts payable and accrued expenses	732
Other liabilities	741

Total liabilities	51,636

Net assets of discontinued operations	$19,566

2002 Acquisitions and Dispositions

On November 8, 2002, the Company and an unaffiliated joint venture partner completed the sale of a contract to purchase land in Bethel, Connecticut, to the Target Corporation for $1,540 after closing and other related costs. The joint venture received a $1,632 note receivable for the net purchase price and additional reimbursements due from the buyer, which was paid in full subsequent to December 31, 2002. As of December 31, 2002, the Company had deferred the gain of $1,212 pending collection on the note.

On October 11, 2002, the Company sold the Manahawkin Village Shopping Center and Valmont Plaza for $16,825 to a single unaffiliated buyer. The Company received two purchase money notes in connection with the sale. The first for $11,000 was repaid in full on November 8, 2002. The second for $1,600, matures October 11, 2003, requires monthly interest of 5% to February 1, 2003, and 10% thereafter. As part of the transaction, the Company repaid $3,084 of mortgage debt secured by the Valmont Plaza. The $4,049 of mortgage debt secured by the Manahawkin Village Shopping Center was repaid in full on September 27, 2002, prior to the sale. The Company recorded a $166 gain on the sale.

On April 24, 2002, the Company sold a multi-property portfolio for $52,700. The portfolio consists of 17 retail properties, which are cross-collateralized in a securitized loan program and in the aggregate contain approximately 2.3 million square feet. As part of the transaction, the buyer assumed the outstanding mortgage debt of $42,438. The Company retained a senior, preferred interest in the acquiring entity in the amount of $6,262, which earned an initial annual preferred return of 15%. On December 31, 2002, the Company’s interest was purchased at par by an affiliate of the purchaser of the portfolio. The Company recorded an $8,134 gain on the sale.

On January 16, 2002, the Company sold Union Plaza, a 218,000 square foot shopping center located in New Castle, Pennsylvania, for $4,750. The Company received a $3,563 purchase money note. The note, which matures January 15, 2005, requires monthly interest of 7% for year one, increasing at a rate of 1% per annum throughout the term. As part of the transaction, the Company agreed to reimburse the purchaser 50% of a former tenant’s rent, or $22 a month, for a period of 18 months. The Company recorded a loss of $166 on the sale.

On January 10, 2002, the Company and an unaffiliated joint venture partner purchased a three-acre site located in the Bronx, New York, for $3,109. Simultaneously, the joint venture sold approximately 46% of the land to a self-storage facility for $3,300, recognizing a $1,530 gain on the sale of which the Company’s share was $957. The joint venture currently plans to develop the remaining parcel.

2001 Dispositions

On December 21, 2001, the Company sold the Glen Oaks Apartments, a 463 unit multi-family property located in Greenbelt, Maryland for $35,100, resulting in an $8,546 gain on the sale. As part of the transaction, the Company received a promissory note (which was secured by an irrevocable letter of credit) for $34,757, which was subsequently paid in January 2002.

Back to Contents

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

2. Acquisition and Disposition of Properties, continued

2001 Dispositions, continued

On October 4, 2001, the Company sold the Tioga West shopping center, a 122,000 square foot shopping center located in Tunkhannock, Pennsylvania, for $3,200 resulting in a $908 gain on the sale.

On August 27, 2001 the Company sold the Wesmark Plaza, a 207,000 square foot shopping center located in Sumter, South Carolina, for $5,750, recognizing a $1,245 gain on the sale.

The Company sold its interest in the Marley Run Apartments for $27,400 on May 15, 2001, recognizing a $7,035 gain on the sale. Net proceeds from the sale were used to redeem 680,667 Common OP Units at $7.00 per unit. The redemption price represented a premium of $0.35 over the market price of the Company’s Common Shares as of the redemption date. These redeemed Common OP Units were held by the original owners of the property who contributed it to the Company in connection with the RDC Transaction. Pursuant to the RDC Transaction, the Company agreed to indemnify the Common OP Unit holders for any income taxes recognized with respect to a disposition of the property within five years following the contribution of the property. As part of the redemption as discussed above, the Common OP Unit holders waived their rights to this tax reimbursement, which the Company estimated to be in excess of $2.00 per Common OP Unit.

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

On August 25, 2000, the Company sold 13 acres at the Union Plaza, located in New Castle, Pennsylvania, for $1,900 resulting in an $839 loss on the sale.

3. Segment Reporting

The Company has two reportable segments: retail properties and multi-family properties. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates property performance primarily based on net operating income before depreciation, amortization and certain nonrecurring items. The reportable segments are managed separately due to the differing nature of the leases and property operations associated with the retail versus residential tenants. The following table sets forth certain segment information for the Company, reclassified for discontinued operations, as of and for the years ended December 31, 2002, 2001, and 2000 (does not include unconsolidated partnerships):

Back to Contents

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

3. Segment Reporting, continued

2002

	Retail	Multi-Family	All
	Properties	Properties	Other	Total

Revenues	$58,498	$6,969	$3,880	$69,347
Property operating expenses and real estate taxes	17,030	3,691	—	20,721
Net property income before depreciation and amortization	41,468	3,278	3,880	48,626
Depreciation and amortization	13,287	1,201	316	14,804
Interest expense	9,390	1,627	—	11,017
Real estate at cost	375,482	38,396	—	413,878
Total assets	368,547	36,224	6,164	410,935
Gross leasable area (multi-family – 1,474 units)	5,079	1,207	—	6,286
Expenditures for real estate and improvements	13,134	1,000	—	14,134

Revenues
Total revenues for reportable segments	$70,413
Elimination of intersegment management fee income	(1,066)

Total consolidated revenues	$69,347

Property operating expenses and real estate taxes
Total property operating expenses and real estate taxes for reportable segments	$21,778
Elimination of intersegment management fee expense	(1,057)

Total consolidated expense	$20,721

Reconciliation to income before minority interest, extraordinary item, and cumulative effect of change in accounting principle Net property income before depreciation and amortization	$48,626
Depreciation and amortization	(14,804)
General and administrative	(10,447)
Equity in earnings of unconsolidated partnerships	628

Interest expense	(11,017)
Income from discontinued operations	8,839
Minority interest	(2,426)

Income before extraordinary item and cumulative effect of change in accounting principle	$19,399

Back to Contents

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

3. Segment Reporting, continued

2001

	Retail	Multi-Family	All
	Properties	Properties	Other	Total

Revenues	$52,756	$6,870	$1,656	$61,282
Property operating expenses and real estate taxes	16,662	3,362	—	20,024
Net property income before depreciation and amortization	36,094	3,508	1,656	41,258
Depreciation and amortization	12,154	1,097	354	13,605
Interest expense	10,468	1,902	—	12,370
Real estate at cost	361,075	37,341	—	398,416
Total assets	453,034	35,736	5,169	493,939
Gross leasable area (multi-family – 1,474 units)	5,079	1,207	—	6,286
Expenditures for real estate and improvements	9,425	1,260	—	10,685

Revenues
Total revenues for reportable segments	$62,273
Elimination of intersegment management fee income	(991)

Total consolidated revenues	$61,282

Property operating expenses and real estate taxes
Total property operating expenses and real estate taxes for reportable segments	$21,015
Elimination of intersegment management fee expense	(991)

Total consolidated expense	$20,024

Reconciliation to income before minority interest
Net property income before depreciation and amortization	$41,258
Depreciation and amortization	(13,605)
General and administrative	(9,025)
Equity in earnings of unconsolidated partnerships	504
Interest expense	(12,370)
Income from discontinued operations	4,795
Minority interest	(1,466)

Income before extraordinary item and cumulative effect of change in accounting principle	$10,091

Back to Contents

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

3. Segment Reporting, continued

2000

	Retail	Multi-Family	All
	Properties	Properties	Other	Total

Revenues	$54,501	$6,816	$2,133	$63,450
Property operating expenses and real estate taxes	17,330	3,015	—	20,345
Net property income before depreciation and amortization	37,171	3,801	2,133	43,105
Depreciation and amortization	11,823	983	330	13,136
Interest expense	14,099	1,778	—	15,877
Real estate at cost	351,648	36,081	—	387,729
Total assets	481,257	35,570	6,784	523,611
Gross leasable area (multi-family – 1,474 units)	5,079	1,207	—	6,286
Expenditures for real estate and improvements	10,217	752	—	10,969

Revenues
Total revenues for reportable segments	$64,402
Elimination of intersegment management fee income	(952)

Total consolidated revenues	$63,450

Property operating expenses and real estate taxes
Total property operating expenses and real estate taxes for reportable segments	$21,297
Elimination of intersegment management fee expense	(952)

Total consolidated expense	$20,345

Reconciliation to income before minority interest
Net property income before depreciation
and amortization	$43,105
Depreciation and amortization	(13,136)
General and administrative	(8,391)
Equity in earnings of unconsolidated
partnerships	645
Interest expense	(15,877)
Income from discontinued operations	15,513
Minority interest	(1,952)

Income before extraordinary item and cumulative effect of change in accounting principle	$19,907

Back to Contents

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except per share amounts)

4. Investment in Unconsolidated Partnerships

Crossroads

The Company owns a 49% interest in the Crossroads Joint Venture and Crossroads II Joint Venture (collectively, “Crossroads”) which collectively own a 311,000 square foot shopping center in White Plains, New York. The Company accounts for its investment in Crossroads using the equity method. Summary financial information of Crossroads and the Company’s investment in and share of income from Crossroads follows:

	December 31,

	2002	2001

Balance Sheets
Assets:
Rental property, net	$7,603	$7,997
Other assets	3,536	3,715

Total assets	$11,139	$11,712

Liabilities and partners’ equity
Mortgage note payable	$33,575	$34,133
Other liabilities	5,832	2,759
Partners’ equity	(28,268)	(25,180)

Total liabilities and partners’ equity	$11,139	$11,712

Company’s investment	$3,241	$5,147

	Years Ended December 31,

	2002	2001	2000

Statements of Operations
Total revenue	$7,091	$7,174	$7,242
Operating and other expenses	2,150	2,159	1,895
Interest expense	2,722	2,620	2,699
Depreciation and amortization	547	538	532

Net income	$1,672	$1,857	$2,116

Company’s share of net income	$934	$910	$1,037
Amortization of excess investment
(See below)	392	392	392

Income from Partnerships	$542	$518	$645

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

4. Investment in Unconsolidated Partnerships, Continued

Acadia Strategic Opportunity Fund, LP (“ASOF”)

In 2001, the Company formed a joint venture, ASOF, with four of its institutional investors for the purpose of acquiring real estate assets. The Company is the sole general partner with a 22% interest in the joint venture and is also entitled to a profit participation in excess of its invested capital based on certain investment return thresholds. The Company also earns market-rate fees for asset management as well as for property management, construction and leasing services. On September 19, 2002, ASOF acquired three supermarket-anchored shopping centers. The Company accounts for its investment in ASOF using the equity method. Summary financial information of ASOF and the Company’s investment in and share of income from ASOF follows:

	December 31,

	2002	2001

Balance Sheets
Assets:
Rental property, net	$28,046	$—
Other assets	5,977	98

Total assets	$34,023	$98

Liabilities and partners’ equity
Mortgage note payable	$18,450	$—
Other liabilities	2,418	—
Partners’ equity	13,155	98

Total liabilities and partners’ equity	$34,023	$98

Company’s investment in ASOF	$2,923	$22

	Year ended December 31, 2002	Period from September 28, 2001 (inception) to December 31, 2001

Statements of Operations
Total revenue	$1,224	$—
Operating and other expenses	342	—
Management and other fees	1,391	402
Interest expense	350	—
Depreciation and amortization	145	—

Net loss	$(1,004)	$(402)

Company’s share of net income (loss)	$86	$(14)

Back to Contents

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

5. Deferred Charges

Deferred charges consist of the following as of December 31, 2002 and 2001:

	2002	2001

Deferred financing costs	$6,150	$5,338
Deferred leasing and other costs	13,302	13,252

	19,452	18,590
Accumulated amortization	(9,092)	(6,955)

	$10,360	$11,635

6. Mortgage Loans

At December 31, 2002, mortgage notes payable aggregated $202,361 and were collateralized by 25 properties and related tenant leases. Interest rates ranged from 2.9% to 8.1%. Mortgage payments are due in monthly installments of principal and/or interest and mature on various dates through 2011. Certain loans are cross-collateralized and cross-defaulted as part of a group of properties. The loan agreements contain customary representations, covenants and events of default. Certain loan agreements require the Company to comply with certain affirmative and negative covenants, including the maintenance of certain debt service coverage and leverage ratios.

On November 22, 2002, the Company closed on a $20,000 revolving credit facility with a bank. The facility, which is secured by one of the Company’s properties and matures November 22, 2007, requires the monthly payment of interest only at the rate of LIBOR plus 170 basis points subject to a total floor of 3.3%. As of December 31, 2002, no amounts have been drawn under this facility and future draws are subject to meeting certain conditions including a loan-to-value limit and debt service coverage ratio. The Company also pays a 15 basis point fee per annum for the unused portion of the facility on a quarterly basis.

On September 27, 2002, the Company repaid a $4,049 loan with a life insurance company in connection with the sale of a property on October 11, 2002.

On September 26, 2002, the Company refinanced a maturing $9,485 loan with a life insurance company. The loan, which is secured by one of the Company’s properties, requires monthly payment of interest at the rate of LIBOR plus 173 basis points and principal amortized over 25 years and matures October 1, 2005.

On June 25, 2002, the Company refinanced a maturing $13,368 loan with a life insurance company, increasing the outstanding principal to $13,750. The loan, which is secured by one of the Company’s properties, requires the monthly payment of interest at a rate of 6.5% and principal amortized over 25 years and matures July 1, 2007.

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

Back to Contents

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

6. Mortgage Loans, Continued

On April 16, 2002, the Company closed on a $9,350 loan with a bank. The debt, which is secured by one of the Company’s properties and matures May 1, 2007, initially requires the monthly payment of interest at the rate of LIBOR plus 300 basis points and principal amortized over 25 years. Following the completion of certain construction at the property, the rate decreases to LIBOR plus 175 basis points. The Company has drawn $6,300 under this facility to repay $6,178 to the previous lender on the property and for loan closing costs. Upon completion of the planned construction at this property and subject to other conditions, including loan-to-value limit and debt service coverage ratio, the Company may draw the remaining $3,050 available under this facility.

On March 15, 2002, the Company extended its existing loan with a bank through March 15, 2007 and drew down an additional $1,000. As of December 31, 2002, $4,942 was outstanding under this loan.

The following table summarizes the Company’s mortgage indebtedness as of December 31, 2002 and 2001:

	December 31, 2002	December 31, 2001	Interest Rate at December 31, 2002	Maturity	Properties Encumbered	Payment Terms

Mortgage notes payable – variable rate
Sun America Life Insurance Company	$—	$13,521	—	—	—	—
Fleet Bank, N.A.	8,731	8,853	3.19% (LIBOR + 1.75%)	08/01/03	(1)	(2)
Metropolitan Life Insurance Company	7,577	7,700	3.69% (LIBOR + 2.00%)	11/01/03	(3)	(2)
First Union National Bank	13,388	13,512	2.89% (LIBOR + 1.45%)	01/01/05	(4)	(2)
Washington Mutual	56,950	58,149	3.25% (LIBOR + 1.75%)	04/01/05	(5)	(2)
Sun America Life Insurance Company	9,446	9,682	3.54% (LIBOR + 1.73%)	10/01/05	(6)	(2)
Fleet Bank, N.A.	12,187	12,350	3.19% (LIBOR + 1.75%)	01/01/07	(7)	(2)
Washington Mutual	15,637	16,000	3.35% (LIBOR + 1.85%)	01/01/07	(8)	(2)
Fleet Bank, N.A.	4,942	4,051	3.17% (LIBOR + 1.75%)	03/15/07	(9)	(2)
Fleet Bank, N.A.	6,300	—	4.42% (LIBOR + 3.00%)	05/01/07	(10)	(16)
Fleet Bank, N.A.	9,108	9,106	3.56% (LIBOR + 1.75%)	06/01/07	(11)	(2)

Total variable-rate debt	144,266	152,924

Mortgage notes payable – fixed rate
Huntoon Hastings Capital Corp.	—	6,194	—	—	—	—
Anchor National Life Insurance Company	3,570	3,676	7.93%	01/01/04	(12)	$33(2)
Sun America Life Insurance Company	13,648	—	6.46%	07/01/07	(13)	$92(2)
Mellon Mortgage Company	—	7,305	—	—	—	—
Metropolitan Life Insurance Company	24,495	24,820	8.13%	11/01/10	(14)	$197(2)
Bank of America, N.A.	16,382	16,525	7.55%	01/01/11	(15)	$117(2)

Total fixed-rate debt	58,095	58,520

	$202,361	$211,444

Notes:

(1)	Soundview Marketplace	(7)	Branch Shopping Center	(13)	Merrillville Plaza
			Abington Towne Center
			Methuen Shopping Center

(2)	Monthly principal and interest	(8)	Walnut Hill Plaza	(14)	Crescent Plaza
			Bloomfield Town Square		East End Centre

(3)	Greenridge Plaza	(9)	Town Line Plaza	(15)	GHT Apartments/Colony Apartments

(4)	239 Greenwich Avenue	(10)	Gateway Shopping Center	(17)	Interest only until Shaw’s commences paying
					rent; monthly principal and interest thereafter.

(5)	New London Center	(11)	Smithtown Shopping Center
	Ledgewood Mall
	Route 6 Plaza
	Bradford Towne Centre
	Berlin Shopping Center

(6)	Village Apartments	(12)	Pittston Plaza

Back to Contents

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

6. Mortgage Loans, continued

The scheduled principal repayments of all mortgage indebtedness as of December 31, 2002 are as follows:

2003	$19,694
2004	6,968
2005	78,235
2006	1,981
2007	57,777
Thereafter	37,706

$202,361

7. Shareholders’ Equity and Minority Interests

Common Shares

In February 2002, the Company completed a “modified Dutch Auction” tender offer (the “Tender Offer”) whereby the Company purchased 5,523,974 Common Shares, comprised of 4,136,321 Common Shares and 1,387,653 Common OP Units converted to Common Shares, at a purchase price of $6.05. The aggregate purchase price paid was $33,400.

In February 2002, the Board of Trustees voted to permit Yale University (“Yale”) to acquire 2,266,667 additional Common Shares from the Howard Hughes Medical Institute by granting a conditional waiver of the provision in the Company’s Declaration of Trust that prohibits ownership positions in excess of 4% of the Company. The waiver was limited to this particular transaction. Following this, Yale owned 8,421,759 Common Shares, or 34% of the Company’s outstanding Common Shares. Additionally, as a condition to approving the waiver, Yale agreed to establish a voting trust whereby all shares owned by Yale University in excess of 30% of the Company’s outstanding Common Shares, will be voted in the same proportion as all other shares voted, excluding Yale.

As of December 31, 2002, in addition to the Common Shares purchased in connection with the Tender Offer, the Company had repurchased 1,931,682 Common Shares (net of 119,923 Common Shares reissued) at a total cost of $11,001 under the expanded share repurchase program that allows for the repurchase of up to $20,000 of the Company’s outstanding Common Shares. The repurchased shares are reflected as a reduction of par value and additional paid-in capital.

Minority Interests

Minority interest in Operating Partnership represents the limited partners’ interest of 3,162,980 and 5,249,717 units in the Operating Partnership (“Common OP Units”) at December 31, 2002 and 2001, respectively, and 2,212 units of preferred limited partnership interests designated as Series A Preferred Units (“Preferred OP Units”) issued November 16, 1999 in connection with the acquisition of all the partnership interests of the limited partnership which owns the Pacesetter Park Shopping Center.

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

During 2002, various limited partners converted a total of 699,084 Common OP Units into Common Shares on a one-for-one basis.

Minority interests at December 31, 2002 and 2001 also include an aggregate amount of $2,380 and $1,429 respectively, which represent third party interests in three of the properties in which the Company has a majority ownership position.

Back to Contents

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

8. Related Party Transactions

The Company currently manages one property in which a shareholder of the Company has an ownership interest for which the Company earns a management fee of 3% of tenant collections. In each of 2001 and 2000, the Company terminated contracts to manage a property owned by related parties that earned fees of 3.25% and 3.5% of tenant collections, respectively. Management fees earned by the Company under these contracts aggregated $229, $391, and $853 for the years ended December 31, 2002, 2001 and 2000 respectively, and are included in other revenues in the accompanying consolidated statements of income.

The Company also earns certain management and service fees in connection with its investment in ASOF (note 4). Such fees earned by the Company aggregated $1,082 and $338 for the year ended December 31, 2002 and 2001 respectively, and are included in other revenues in the accompanying consolidated statements of income.

As of December 31, 2002, the Company was obligated to issue OP Units and cash valued at $2,750 to certain limited partners in connection with the RDC Transaction, The payment was due upon the commencement of rental payments from a designated tenant at one of the properties acquired in the RDC Transaction. Subsequent to December 31, 2002, Mr. Dworman received 34,841 of these OP Units through various affiliated entities.

Included in the Common OP Units converted to Common Shares during 2002, were 5,000 Common OP Units converted by Mr. Dworman who then transferred them to a charitable foundation in accordance with a pre-existing arrangement.

In connection with the Company’s Tender Offer, which was completed in February of 2002, Mr. Dworman tendered and sold 492,271 Common OP Units (after converting these to Common Shares on a one-for-one basis) and 107,729 Common Shares (note 7).

9. Tenant Leases

Space in the shopping centers and other retail properties is leased to various tenants under operating leases that usually grant tenants renewal options and generally provide for additional rents based on certain operating expenses as well as tenants’ sales volume.

Minimum future rentals to be received under non-cancelable leases for shopping centers and other retail properties as of December 31, 2002 are summarized as follows:

2003	$40,975
2004	38,717
2005	33,934
2006	31,205
2007	27,996
Thereafter	178,974

$351,801

Minimum future rentals above include a total of $21,452 for two tenants (with 6 leases), which have filed for bankruptcy protection. None of these leases have been rejected nor affirmed. During the years ended December 31, 2002, 2001 and 2000, no single tenant collectively accounted for more than 10% of the Company’s total revenues.

10. Lease Obligations

The Company leases land at three of its shopping centers, which are accounted for as operating leases and generally provide the Company with renewal options. The leases terminate during the years 2020 to 2066. One of these leases provides the Company with options to renew for additional terms aggregating from 20 to 44 years. Future minimum rental payments required for leases having remaining non-cancelable lease terms are as follows:

2003	$522
2004	562
2005	562
2006	562
2007	562
Thereafter	17,944

$20,714

Back to Contents

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

11. Share Incentive Plan

During 1999, the Company adopted the 1999 Share Incentive Plan (the “1999 Plan”), which replaced both the 1994 Share Option Plan and the 1994 Non-Employee Trustees’ Share Option Plan. The 1999 Plan authorizes the issuance of options equal to up to 8% of the total Common Shares outstanding from time to time on a fully diluted basis. However, not more than 4,000,000 of the Common Shares in the aggregate may be issued pursuant to the exercise of options and no participant may receive more than 5,000,000 Common Shares during the term of the 1999 Plan. Options are granted by the Share Option Plan Committee (the “Committee”), which currently consists of two non-employee Trustees, and will not have an exercise price less than 100% of the fair market value of the Common shares and a term of greater than ten years at the grant date. Vesting of options is at the discretion of the Committee with the exception of options granted to non-employee Trustees, which vest in five equal annual installments beginning on the date of grant. Pursuant to the 1999 Plan, non-employee Trustees receive an automatic grant of 1,000 options following each Annual Meeting of Shareholders. As of December 31, 2002, the Company has issued 2,453,400 options to officers and employees, which are for ten-year terms and vest in three equal annual installments beginning on the grant date. In addition, 19,000 options have been issued to non-employee Trustees.

The 1999 Plan also provides for the granting of Share Appreciation Rights, Restricted Shares and Performance Units/Shares. Share Appreciation Rights provide for the participant to receive, upon exercise, cash and/or Common Shares, at the discretion of the committee, equal to in value to the excess of the option exercise price over the fair market value of the Common Shares at the exercise date. The Committee will determine the award and restrictions placed on Restricted Shares, including the dividends thereon and the term of such restrictions. The Committee also determines the award and vesting of Performance Units and Performance Shares based on the attainment of specified performance objectives of the Company within a specified performance period. For the year ended December 31, 2001 and 2000, the Company has issued 37,110 and 84,063 Restricted Shares, respectively, to employees, which vest equally over three years. No awards of Restricted Shares were granted for the year ended December 31, 2002. During the years ended December 31, 2002, 2001 and 2000, the Company recognized compensation expenses of $121, $121 and $61, respectively, in connection with Restricted Share grants. No awards of Share Appreciation Rights or Performance Units/Shares were granted for the years ended December 31, 2002, 2001 and 2000.

Effective January 1, 2002, the Company adopted the fair value method of recording stock-based compensation contained in SFAS No. 123, “Accounting for Stock-Based Compensation”. As such, all vested stock option grants granted after December 31, 2001 will be expensed in the accompanying consolidated financial statements over the vesting period based on the fair value at the date the stock-based compensation was granted. Prior to January 1, 2002, the Company had applied the intrinsic value method permitted under SFAS No. 123, as defined in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations, in accounting for stock-based compensation plans. Accordingly, no compensation expense has been recognized in the accompanying consolidated financial statements for the years ended December 31, 2001 and 2000 related to the issuance of stock options because the exercise price of the Company’s employee stock options equaled or exceeded the market price of the underlying stock on the date of grant. Under SFAS No. 148, companies may elect to choose from three alternative transition methods as it relates to the adoption of the fair value basis method of accounting for employee stock options. The Company has elected the prospective method whereby compensation expense will be recognized only for those options issued on or after January 1, 2002. See note 1 – “Recent Accounting Pronouncements” for additional discussion related to SFAS No. 148 and the Company’s adoption of the fair value method of recording stock-based compensation pursuant to SFAS No. 123.

The Company has used the Black-Scholes option-pricing model for purposes of estimating the fair value in determining compensation expense for options granted for the year ended December 31, 2002. The Company has also used this model for the pro forma information regarding net income and earnings per share as required by SFAS No. 123 for options issued for the years ended December 31, 2001 and 2000 as if the Company had also accounted for these employee stock options under the fair value method. The fair value for the options issued by the Company was estimated at the date of the grant using the following weighted-average assumptions:

	Years ended December 31,

	2002	2001	2000

Risk-free interest rate	3.3%	5.4%	4.9%
Dividend yield	7.0%	8.4%	7.8%
Expected life	7.0 years	7.0 years	7.7 years
Expected volatility	19.1%	17.7%	30.0%
Fair value at date of grant (per option)	$0.27	$0.27	$0.94

Back to Contents

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

11. Share Incentive Plan, continued

Changes in the number of shares under all option arrangements are summarized as follows:

	Years ended December 31,

	2002	2001	2000

Outstanding at beginning of year	2,593,400	2,124,600	2,071,600
Granted	5,000	475,000	55,000
Option price per share granted	$7.10	$6.00-$7.00	$5.00-$5.75
Cancelled	—	—	2,000
Exercisable at end of year	2,313,436	2,418,137	2,108,200
Exercised(1)	126,000	6,200	—
Expired	—	—	—
Outstanding at end of year	2,472,400	2,593,400	2,124,600
Option prices per share outstanding	$4.89-$7.50	$4.89-$7.50	$4.89-$7.50

(1)	Pursuant to the 1999 Plan, these options, at the Company’s election, were exercised on a cashless basis and did not result in the issuance of any additional Common Shares. In connection with such excersises, compensation expense of approximately $260, $6 and $0 was recognized for the years ended December 31, 2002, 2001 and 2000, respectively.

As of December 31, 2002 the outstanding options had a weighted average remaining contractual life of approximately 6.1 years.

12. Employee 401(k) Plan

The Company maintains a 401(k) plan for employees under which the Company currently matches 50% of a plan participant’s contribution up to 6% of the employee’s annual salary. A plan participant may contribute up to a maximum of 15% of their compensation but not in excess of $11 for the year ended December 31, 2002. The Company contributed $115, $135, and $143 for the years ended December 31, 2002, 2001 and 2000, respectively.

13. Dividends and Distributions Payable

On December 12, 2002, the Company declared a cash dividend for the quarter ended December 31, 2002 of $0.13 per Common Share. The dividend was paid on February 3, 2003 to shareholders of record as of December 31, 2002.

The Company has determined that the cash distributed to the shareholders is characterized as follows for Federal income tax purposes:

	Years ended December 31,

	2002	2001	2000

Ordinary income	44%	79%	100%
Long-term capital gain	56%	21%	—

	100%	100%	100%

14. Financial Instruments

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures About Fair Value of Financial Instruments” requires disclosure on the fair value of financial instruments. Certain of the Company’s assets and liabilities are considered financial instruments. Fair value estimates, methods and assumptions are set forth below.

Back to Contents

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

14. Financial Instruments, continued

Fair Value of Financial Instruments, continued

Cash and Cash Equivalents, Cash in Escrow, Rents Receivable, Notes Receivable, Prepaid Expenses, Other Assets, Accounts Payable and Accrued Expenses, Dividends and Distributions Payable, Due to Related Parties and Other Liabilities – The carrying amount of these assets and liabilities approximates fair value due to the short-term nature of such accounts.

Derivative Instruments – The fair value of these instruments is based upon the estimated amounts the Company would receive or pay to terminate the contracts as of December 31, 2002 and 2001 and is determined using interest rate market pricing models.

Mortgage Notes Payable – As of December 31, 2002 and 2001, the Company has determined the estimated fair value of its mortgage notes payable are approximately $208,083 and $214,970, respectively, by discounting future cash payments utilizing a discount rate equivalent to the rate at which similar mortgage notes payable would be originated under conditions then existing.

Interest Rate Hedges

On January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”. In connection with the adoption of SFAS No. 133, the Company recorded a transition adjustment of $149 related to the January 1, 2001 valuation of two LIBOR interest rate caps that hedged $23,203 of variable-rate mortgage debt. This adjustment is reflected as a cumulative effect of a change in accounting principle in the accompanying consolidated statements of income.

On December 6, 2002, ASOF completed a forward interest rate lock agreement on $30,000 of anticipated mortgage debt in connection with the pending acquisition of the Brandywine Town Center (note 19). The Company’s effective pro rata share is 22% of this instrument.

In June of 2002, the Company completed two interest rate swap transactions (“Swap Agreements”) to hedge the Company’s exposure to changes in interest rates with respect to $25,047 of LIBOR based variable rate debt. The Swap Agreements, which are for $15,885 and $9,162 of notional principal, mature on January 1, 2007 and June 1, 2007, respectively. These Swap Agreements are at a weighted average fixed interest rate of 6.2%.

On July 10, 2002, the Company entered into an interest rate swap agreement to hedge its exposure to changes in interest rates with respect to $12,288 of LIBOR based variable rate debt. The swap agreement, which matures on January 1, 2007, provides for a fixed all-in interest rate of 4.1%.

During 2001, the Company completed two interest rate swap transactions to hedge the Company’s exposure to changes to interest rates with respect to $50,000 of LIBOR based variable rate debt. The first swap agreement, which extends through April 1, 2005, provides for a fixed all-in rate of 6.55% on $30,000 of notional principal. The second swap agreement, which extends through October 1, 2006, provides for a fixed all-in rate of 6.28% on $20,000 of notional principal.

The Company is also a party to two swap agreements with a bank through its 49% interest in Crossroads (note 4). These swap agreements effectively fix the interest rate on the Company’s pro rata share, or $16,725, of the joint venture mortgage debt.

The following table summarizes the notional values and fair values of the Company’s derivative financial instruments as of December 31, 2002. The notional value does not represent exposure to credit, interest rate or market risks.

Hedge Type	Notional Value	Rate	Interest Maturity	Fair Value

LIBOR Swap (1)	$11,974	5.94%	6/16/07	$(1,543)
LIBOR Swap (1)	5,000	6.48%	6/16/07	(759)
LIBOR Swap	30,000	4.80%	4/1/05	(1,915)
LIBOR Swap	20,000	4.53%	10/1/06	(1,376)
LIBOR Swap	9,108	4.47%	6/1/07	(601)
LIBOR Swap	15,806	4.32%	1/1/07	(944)
LIBOR Swap	12,227	4.11%	1/1/07	(633)
Treasury Lock (2)	6,666	3.22%	2/4/03	(140)

				$(7,911)

Notes:

(1)	Relates to the Company’s investments in Crossroads. These swaps effectively fix the interest rate on the Company’s pro rata share of mortgage debt.

(2)	Relates to the Company’s investment in ASOF. The above amount represents the Company’s pro rata share of the notional value.

Back to Contents

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

14. Financial Instruments, continued

Interest Rate Hedges, continued

As of December 31, 2002, the derivative instruments were reported at their fair value as derivative instruments of $5,470 and as a reduction of investments in unconsolidated partnerships of $2,442. As of December 31, 2002, unrealized losses totaling $7,735 represented the fair value of the aforementioned derivatives, of which $6,874 was reflected in accumulated other comprehensive loss and $861 as a reduction of minority interest in Operating Partnership. For the years ended December 31, 2002 and 2001, the Company recorded an unrealized loss of $122 and $54, respectively, due to partial ineffectiveness on one of the swaps. The ineffectiveness resulted from differences between the derivative notional and the principal amount of the hedged variable rate debt.

The Company’s interest rate hedges are designated as cash flow hedges and hedge the future cash outflows on mortgage debt. Interest rate swaps that convert variable payments to fixed payments, such as those held by the Company, as well as interest rate caps, floors, collars, and forwards are cash flow hedges. The unrealized gains and losses in the fair value of these hedges are reported on the balance sheet with a corresponding adjustment to either accumulated other comprehensive income or earnings depending on the type of hedging relationship. For cash flow hedges, offsetting gains and losses are reported in accumulated other comprehensive income. Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified to earnings. This reclassification occurs over the same time period in which the hedged items affect earnings. Within the next twelve months, the Company expects to reclassify to earnings as interest expense approximately $3,500 of the current balance held in accumulated other comprehensive loss.

15. Earnings Per Common Share

Basic earnings per share was determined by dividing the applicable net income to common shareholders for the year by the weighted average number of Common Shares outstanding during each year consistent with SFAS No. 128. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Shares were exercised or converted into Common Shares or resulted in the issuance of Common Shares that then shared in the earnings of the Company. The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the periods indicated. For the years ended December 31, 2001 and 2000 no additional shares were reflected as the impact would be anti- dilutive in such years.

	Years ended December 31,

	2002	2001	2000

Numerator:
Income from continuing operations – basic earnings per share	$10,560	$5,296	$4,394
Effect of dilutive securities:
Preferred OP Unit distributions	199	—	—

Numerator for diluted earnings per share	10,759	5,296	4,394

Denominator:
Weighted average shares – basic earnings per share	25,321	28,313	26,437
Effect of dilutive securities:
Employee stock options	190	—	—
Convertible Preferred OP Units	295	—	—

Dilutive potential Common Shares	485	—	—

Denominator for diluted earnings per share	25,806	28,313	26,437

Basic earnings per share from continuing operations	$0.42	$0.19	$0.16

Diluted earnings per share from continuing operations	$0.42	$0.19	$0.16

The effect of the conversion of Common OP Units is not reflected in the above table as they are exchangeable for Common Shares on a one-for-one basis. The income allocable to such units is allocated on this same basis and reflected as minority interest in the accompanying consolidated financial statements. As such, the assumed conversion of these units would have no net impact on the determination of diluted earnings per share.

Back to Contents

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

16. Summary of Quarterly Financial Information (unaudited)

The quarterly results of operations of the Company, reclassified for discontinued operations, for the years ended December 31, 2002 and 2001 are as follows:

	March 31,	June 30,	September 30,	December 31,	Total for
	2002	2002	2002	2002	Year

Revenue	$19,526	$16,023	$16,208	$17,590	$69,347

Income from continuing operations	$5,329	$1,770	$1,990	$1,471	$10,560

Income (loss) from discontinued operations	$1,137	$2,052	$(108)	$5,758	$8,839

Net income	$6,466	$3,822	$1,882	$7,229	$19,399

Net income per Common Share – basic:
Income from continuing operations	$0.21	$0.07	$0.08	$0.06	$0.42
Income from discontinued operations	$0.04	$0.08	$—	$0.23	$0.35
Net income	$0.25	$0.15	$0.08	$0.29	$0.77

Net income per Common Share – diluted:
Income from continuing operations	$0.21	$0.07	$0.08	$0.06	$0.42
Income from discontinued operations	$0.04	$0.08	$—	$0.22	$0.34
Net income	$0.25	$0.15	$0.08	$0.28	$0.76

Cash dividends declared per Common Share	$0.13	$0.13	$0.13	$0.13	$0.52

Weighted average Common Shares outstanding:
Basic	26,376,443	24,775,053	24,974,176	25,173,874	25,320,631
Diluted	26,786,454	25,252,842	24,974,176	25,684,405	25,806,035

	March 31,	June 30,	September 30,	December 31,	Total for
	2001	2001	2001	2001	Year

Revenue	$15,698	$14,809	$14,920	$15,855	$61,282

Income from continuing operations	$892	$1,167	$1,388	$1,849	$5,296

Income (loss) from discontinued operations	$980	$6,633	$(10,657)	$7,839	$4,795

Net income (loss)	$1,583	$7,800	$(9,269)	$9,688	$9,802

Net income (loss) per Common Share – basic and diluted:
Income from continuing operations	$0.03	$0.04	$0.04	$0.07	$0.19
Income (loss) from discontinued operations	$0.04	$0.24	$(0.37)	$0.27	$0.17
Net income (loss)	$0.06	$0.28	$(0.33)	$0.34	$0.35

Cash dividends declared per Common Share	$0.12	$0.12	$0.12	$0.12	$0.48

Weighted average Common Shares outstanding:
Basic and diluted	28,091,479	28,089,593	28,488,712	28,575,250	28,313,070

Back to Contents

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

17. Commitments and Contingencies

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

The Company believes that it is in compliance in all material respects with all Federal, state and local ordinances and regulations regarding hazardous or toxic substances. Management is not aware of any environmental liability that they believe would have a material adverse impact on the Company’s financial position or results of operations. Management is unaware of any instances in which it would incur significant environmental costs if any or all properties were sold, disposed of or abandoned. However, there can be no assurance that any such non-compliance, liability, claim or expenditure will not arise in the future.

The Company is involved in various matters of litigation arising in the normal course of business. While the Company is unable to predict with certainty the amounts involved, the Company’s management and counsel are of the opinion that, when such litigation is resolved, the Company’s resulting liability, if any, will not have a significant effect on the Company’s consolidated financial position or results of operations.

18. Extraordinary Item – Loss on Early Extinguishment of Debt

The consolidated statement of operations for the year ended December 31, 2001 includes the write-off of $140 in net deferred financing fees as a result of the repayment of the related mortgage debt.

19. Subsequent Events

In January 2003, ASOF, in which the Company owns a 22% interest and an unaffiliated joint venture party, acquired a one million square foot supermarket portfolio consisting of twenty-five anchor only leases with either Kroger or Safeway supermarkets. The portfolio was acquired through long-term ground leases with terms, including renewal options, averaging in excess of 80 years, which are master leased to a non-affiliated entity. The purchase price of $47,874 (inclusive of closing and other related acquisition costs) included the assumption of $34,450 of existing fixed-rate debt which bears interest at a weighted-average rate of 6.6%. The mortgage debt fully amortizes over the next seven years, which is coterminous with the primary lease term of the supermarket leases. ASOF invested $11,250 of the equity capitalization of which the Company’s share was $2,500.

In January 2003, ASOF acquired a one million square foot portfolio for an initial purchase price of $89,287, inclusive of closing and other related acquisition costs. The portfolio consists of two shopping centers located in Wilmington, Delaware. A portion of one of the properties is currently unoccupied for which ASOF will pay for on an “earnout” basis only when it is leased. At closing, ASOF assumed $38,082 of fixed-rate debt which bears interest at a weighted average rate of 6.2% as well as obtained an additional fixed-rate loan of $30,000 which bears interest at 4.7%. ASOF invested equity of $19,270 in the acquisition, of which the Company’s share was $4,282.

Back to Contents

ACADIA REALTY TRUST
SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2002

Description	Encumbrances	Land	Buildings & Improvements	Costs capitalized Subsequent to Acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Acquisition (a) Construction(c)

Shopping Centers
Crescent Plaza	$8,650	$1,147	$7,425	$543	$1,147	$7,968	$9,115	$3,670	1984(a)
Brockton, MA
New Louden Centre	(1)	505	4,161	10,565	505	14,726	15,231	6,285	1982(a)
Latham, NY
Ledgewood Mall	(1)	619	5,434	32,592	619	38,026	38,645	20,219	1983(a)
Ledgewood, NJ
Mark Plaza	—	—	4,268	4,509	—	8,777	8,777	4,755	1968(c)
Edwardsville, PA
Luzerne Street Plaza	1,575	35	315	1,208	35	1,523	1,558	976	1983(a)
Scranton, PA
Blackman Plaza	—	120	—	1,599	120	1,599	1,719	334	1968(c)
Wilkes-Barre, PA
East End Centre	15,845	1,086	8,661	3,592	1,086	12,253	13,339	6,894	1986(c)
Wilkes-Barre, PA
Greenridge Plaza	6,002	1,335	6,314	965	1,335	7,279	8,614	3,754	1986(c)
Scranton, PA
Plaza 422	—	190	3,004	517	190	3,521	3,711	2,385	1972(c)
Lebanon, PA
Route 6 Mall	(1)	—	—	12,696	1,664	11,032	12,696	3,145	1995(c)
Honesdale, PA
Pittston Mall	3,570	1,500	—	5,956	1,521	5,935	7,456	1,543	1995(c)
Pittston, PA
Berlin Shopping Centre	(1)	1,331	5,351	205	1,331	5,556	6,887	1,714	1994(a)
Berlin, NJ
Bradford Towne Centre	(1)	—	—	16,100	817	15,283	16,100	4,566	1994(c)
Towanda, PA
Abington Towne Center	—	799	3,197	1,810	799	5,008	5,807	499	1998(a)
Abington, PA
Bloomfield Town Square	13,682	3,443	13,774	1,252	3,443	15,026	18,469	1,726	1998(a)
Bloomfield Hills, MI
Walnut Hill Plaza	1,955	3,122	12,488	678	3,122	13,166	16,288	1,788	1998(a)
Woonsocket, RI
Elmwood Park Plaza	—	3,248	12,992	13,997	3,800	26,437	30,237	1,609	1998(a)
Elmwood Park, NJ
Merrillville Plaza	13,648	4,288	17,152	1,022	4,288	18,174	22,462	2,187	1998(a)
Hobart, IN
Soundview Marketplace	8,731	2,428	9,711	1,193	2,428	10,904	13,332	1,398	1998(a)
Port Washington, NY
Marketplace of Absecon	—	2,573	10,294	2,467	2,573	12,758	15,331	1,416	1998(a)
Absecon, NJ

Back to Contents

ACADIA REALTY TRUST
SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2002

Description	Encumbrances	Land	Buildings & Improvements	Costs capitalized Subsequent to Acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Acquisition (a) Construction(c)

Hobson West Plaza	—	1,793	7,172	552	1,793	7,724	9,517	999	1998(a)
Naperville, IL
Smithtown Shopping Center	9,108	3,229	12,917	993	3,229	13,910	17,139	1,945	1998(a)
Smithtown, NY
Town Line Plaza	4,942	878	3,510	6,838	909	10,318	11,227	2,144	1998(a)
Rocky Hill, CT
Branch Shopping Center	12,187	3,156	12,545	400	3,156	12,945	16,101	1,418	1998(a)
Village of the Branch, NY
The Caldor Shopping Center	—	956	3,826	—	956	3,826	4,782	418	1998(a)
Methuen, MA
Gateway Mall	6,300	1,273	5,091	136	1,273	5,227	6,500	216	1999(a)
Burlington, VT
Mad River Station	—	2,350	9,404	200	2,350	9,604	11,954	954	1999(a)
Dayton, OH
Pacesetter Park Shopping Center	—	1,475	5,899	413	1,475	6,312	7,787	558	1999(a)
Ramapo, NY
239 Greenwich	13,388	1,817	15,846	213	1,817	16,059	17,876	1,354	1999(c)
Greenwich, CT

Residential Properties
Gate House, Holiday House, Tiger Village	10,921	2,312	9,247	1,552	2,312	10,800	13,112	1,510	1998(a)
Columbia, MO
Village Apartments	9,446	3,429	13,716	1,583	3,429	15,299	18,728	1,983	1998(a)
Winston Salem, NC
Colony Apartments	5,461	1,118	4,470	914	1,118	5,384	6,502	700	1998(a)
Columbia, MO
Undeveloped land				250	250		250

Properties under development	—	—	—	6,629	—	6,629	6,629	—

	$202,361	$51,555	$228,184	$134,139	$54,890	$358,988	$413,878	$85,062

Back to Contents

Acadia Realty Trust
Notes To Schedule III
December 31, 2002

1.	This property serves as collateral for the financing with Washington Mutual Bank, FA in the amount of $56,950 (Note 6).

2.	Depreciation and investments in buildings and improvements reflected in the statements of income is calculated over the estimated useful life of the assets as follows:

Buildings	30 to 40 years
Improvements	Shorter of lease term or useful life

3.	The aggregate gross cost of property included above for Federal income tax purposes was $367,383 as of December 31, 2002.

4. (a)	Reconciliation of Real Estate Properties:

The following table reconciles the real estate properties from January 1, 2000 to December 31, 2002:

	for the year ended December 31,

	2002	2001	2000

Balance at beginning of year	$398,416	$387,729	$389,111

Other improvements	15,794	10,687	8,493

Sale of property (a)	—	—	(9,864)

Fully depreciated assets written off	(332)	—	(11)

Balance at end of year	$413,878	$398,416	$387,729

(b)	Reconciliation of Accumulated Depreciation:

The following table reconciles accumulated depreciation from January 1, 2000 to December 31, 2002:

	for the year ended December 31,

	2002	2001	2000

Balance at beginning of year	$72,805	$60,947	$50,012

Sale of property (a)			$(453)

Fully depreciated assets written off	(332)	—	(11)

Depreciation related to real estate	12,589	11,858	11,399

Balance at end of year	$85,062	$72,805	$60,947

(a)	This represents the sale of a portion of the main building and related parking lot at the Abington Towne Center.