Form 10-Q
period 2003-03-31
ACADIA REALTY TRUST
filed 2003-05-14
CIK 899629

Click Here For Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 1-12002

ACADIA REALTY TRUST

(Exact name of registrant in its charter)

MARYLAND	23-2715194
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1311 MAMARONECK AVENUE, SUITE 260, WHITE PLAINS, NY 10605

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code (914) 288-8100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES    NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES    NO

As of May 12, 2003, there were 25,561,216 common shares of beneficial interest, par value $.001 per share, outstanding.

Back to Index

ACADIA REALTY TRUST AND SUBSIDIARIES
FORM 10-Q

INDEX

Back to Index

Part I.      Financial Information

Item 1.     Financial Statements

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	March 31, 2003 (unaudited)	December 31, 2002

ASSETS
Real estate:
Land	$54,890	$54,890
Buildings and improvements	353,520	352,359
Construction in progress	7,637	6,629

	416,047	413,878
Less: accumulated depreciation	88,257	85,062

Net real estate	327,790	328,816
Cash and cash equivalents	31,320	45,168
Cash in escrow	3,896	3,447
Investments in unconsolidated partnerships	12,783	6,164
Rents receivable, net	7,427	6,959
Notes receivable	5,196	6,795
Prepaid expenses	2,413	2,042
Deferred charges, net	10,248	10,360
Other assets	1,112	1,184

	$402,185	$410,935

LIABILITIES AND SHAREHOLDERS’ EQUITY
Mortgage notes payable	$197,900	$202,361
Accounts payable and accrued expenses	5,320	8,528
Dividends and distributions payable	4,176	3,744
Due to related parties	132	174
Deferred gain on sale of properties	—	1,212
Derivative instruments	5,574	5,470
Other liabilities	2,735	2,998

Total liabilities	215,837	224,487

Minority interest in Operating Partnership	21,796	22,745
Minority interests in majority-owned partnerships	2,240	2,380

Total minority interests	24,036	25,125

Shareholders’ equity:
Common shares, $.001 par value, authorized 100,000,000
shares, issued and outstanding 25,431,216 and
25,257,178 shares, respectively	25	25
Additional paid-in capital	171,877	170,851
Accumulated other comprehensive loss	(6,911)	(6,874)
Deficit	(2,679)	(2,679)

Total shareholders’ equity	162,312	161,323

	$402,185	$410,935

See accompanying notes

Back to Index

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(in thousands, except per share amounts)

	Three months ended March 31,

	2003	2002

	(unaudited)

Revenues
Minimum rents	$12,097	$11,829
Percentage rents	294	319
Expense reimbursements	3,717	2,525
Lease termination income	—	3,800
Other property income	151	165
Other	1,866	888

Total revenues	18,125	19,526

Operating Expenses
Property operating	4,354	2,715
Real estate taxes	2,197	1,920
General and administrative	2,696	2,325
Depreciation and amortization	3,601	3,585

Total operating expenses	12,848	10,545

Operating income	5,277	8,981
Equity in earnings of unconsolidated
partnerships	553	118
Gain on sale of land	1,212	1,530
Interest expense	(2,726)	(2,761)
Minority interest	(853)	(1,718)

Income from continuing operations	3,463	6,150

Discontinued operations:
Operating income from discontinued
operations	—	524
Loss on sale of properties	—	(155)
Minority interest	—	(53)

Income from discontinued operations	—	316

Net income	$3,463	$6,466

Back to Index

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(in thousands, except per share amounts)

	Three months ended March 31,

	2003	2002

	(unaudited)

Basic earnings per share
Income from continuing operations	$0.14	$0.24
Income from discontinued operations	—	0.01

Basic earnings per share	$0.14	$0.25

Diluted earnings per share
Income from continuing operations	$0.14	$0.24
Income from discontinued operations	—	0.01

Diluted earnings per share	$0.14	$0.25

See accompanying notes

Back to Index

    ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(in thousands)

	March 31, 2003	March 31, 2002

	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$3,463	$6,150
Adjustments to reconcile income from
continuing operations to net cash
provided by operating activities:
Depreciation and amortization	3,601	3,585
Gain on sale of property	(1,212)	(1,530)
Minority interests	853	1,718
Equity in earnings of unconsolidated partnerships	(553)	(118)
Provision for bad debts	120	33

Changes in assets and liabilities:
Funding of escrows, net	(449)	(390)
Rents receivable	(588)	48
Prepaid expenses	(371)	(391)
Other assets	(33)	452
Accounts payable and accrued expenses	(458)	(755)
Due to related parties	(42)	(8)
Other liabilities	(263)	7

Net cash provided by operating activities	4,068	8,801

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for real estate and improvements	(2,168)	(5,404)
Payment of accrued expense related to redevelopment project	(2,488)	—
Contribution to unconsolidated partnership	(5,914)	—
Distributions from unconsolidated partnerships	—	408
Collections on purchase money note	1,632	—
Net proceeds from sale of property	—	2,974
Payment of deferred leasing costs	(45)	(464)

Net cash used in investing activities	(8,983)	(2,486)

Back to Index

       ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(in thousands)

	March 31, 2003	March 31, 2002

	(unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on mortgages	$(9,461)	$(845)
Proceeds received on mortgage notes	5,000	965
Payment of deferred financing and other costs	(223)	(121)
Dividends paid	(3,283)	(3,439)
Distributions to minority interests in Operating Partnership	(411)	(630)
Distributions on preferred Operating Partnership Units	(50)	(50)
Distributions to minority interests in majority-owned partnerships	(505)	(38)
Repurchase of Common Shares	—	(33,420)

Net cash used in financing activities	(8,933)	(37,578)

Cash flows from discontinued operations:
Net cash provided by discontinued operations	—	36,624

(Decrease) increase in cash and cash equivalents	(13,848)	5,361
Cash and cash equivalents, beginning of period	45,168	34,138

	31,320	39,499
Less: Cash related to discontinued operations	—	(237)

Cash and cash equivalents, end of period	$31,320	$39,262

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of
amounts capitalized of $187 and $211, respectively	$2,750	$3,762

See accompanying notes

Back to Index

     ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003
(in thousands, except per share amounts)

1.       THE COMPANY

Acadia Realty Trust (the “Company”) is a fully integrated and self-managed real estate investment trust (“REIT”) focused primarily on the ownership, acquisition, redevelopment and management of neighborhood and community shopping centers.

All of the Company’s assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership (the “Operating Partnership”) and its majority-owned partnerships. As of March 31, 2003, the Company controlled 90% of the Operating Partnership as the sole general partner.

The Company currently operates 62 properties, which it owns or has an ownership interest in, consisting of 60 neighborhood and community shopping centers and two multi-family properties, located in the Northeast, Mid-Atlantic and Midwest regions of the United States.

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

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

3.      EARNINGS PER COMMON SHARE

Basic earnings per share was determined by dividing the applicable net income to common shareholders for the year by the weighted average number of Common Shares outstanding during each year consistent with Statement of Financial Accounting Standards (“SFAS”) No. 128. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Shares were exercised or converted into Common Shares or resulted in the issuance of Common Shares that then shared in the earnings of the Company. The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the periods indicated.

	Three months ended March 31,

	2003	2002

Numerator:
Income from continuing operations – basic earnings per share	$3,463	$6,150
Effect of dilutive securities:
Preferred OP Unit distributions	50	50

Numerator for diluted earnings per share	$3,513	$6,200

Denominator:
Weighted average shares – basic earnings per share	25,377	26,376
Effect of dilutive securities:
Employee stock options	262	115
Convertible Preferred OP Units	295	295

Dilutive potential Common Shares	557	410

Denominator for diluted earnings per share	25,934	26,786

Basic earnings per share from continuing operations	$0.14	$0.24

Diluted earnings per share from continuing operations	$0.14	$0.24

Back to Index

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

3.     EARNINGS PER COMMON SHARE, continued

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

4.      STOCK-BASED COMPENSATION

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

	Three months ended March 31,

	2003	2002

Net income:
As reported	$3,463	$6,466
Pro forma	$3,454	$6,457
Basic earnings per share
As reported	$0.14	$0.25
Pro forma	$0.14	$0.25
Diluted earnings per share
As reported	$0.14	$0.25
Pro forma	$0.14	$0.25

5.      COMPREHENSIVE INCOME

Comprehensive income for the three months ended March 31, 2003 and 2002 totaled $3,426 and $7,183, respectively, and was comprised of net income of $3,463 and $6,466, respectively, and other comprehensive (loss) income related to the changes in the fair value of derivative instruments of $(37) and $717, respectively. The following table sets forth the change in accumulated other comprehensive loss for the period since December 31, 2002:

Balance at December 31, 2002	$6,874
Unrealized loss on valuation of swap agreements	37

Balance at March 31, 2003	$6,911

As of March 31, 2003, the balance in accumulated other comprehensive loss was comprised of unrealized losses on the valuation of swap agreements.

6.      DISCONTINUED OPERATIONS

A significant component of the Company’s business plan in prior years was the disposition of non-core real estate assets. During 2002, the Company sold 20 shopping centers under this initiative which was completed in 2002.

Consistent with SFAS No. 144, the results of discontinued operations are reported separately as discontinued operations for the three months ended March 31, 2002. Revenues from discontinued operations for the three months ended March 31, 2002 totaled $3,167.

Back to Index

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

7.      SHAREHOLDERS’ EQUITY AND MINORITY INTERESTS

The following table summarizes the change in the shareholders’ equity and minority interests since December 31, 2002:

	Shareholders’ Equity	Minority interest in Operating Partnership (1)	Minority interest in majority-owned partnerships

Balance at December 31, 2002	$161,323	$22,745	$2,380
Conversion of 173,788 Operating Partnership Units into Common Shares by minority interests	1,250	(1,250)	—
Issuance of 34,841 Operating Partnership Units	—	262	—
Dividends and distributions declared of $0.145 per Common Share and
Operating Partnership Unit	(3,687)	(439)	—
Cash flow distribution	—	—	(504)
Net income for the period January 1 through March 31, 2003	3,463	439	364
Other comprehensive income - Unrealized loss on valuation of swap agreements from unconsolidated partnerships	(37)	39	—

Balance at March 31, 2003	$162,312	$21,796	$2,240

Notes:
(1)	Net income attributable to minority interest in Operating Partnership and distributions do not include a distribution on Preferred OP Units of $50.

Minority interest in Operating Partnership represent the limited partners’ interest of 3,024,033 and 3,723,080 units in the Operating Partnership (“Common OP Units”) at March 31, 2003 and 2002, respectively, and 2,212 units of preferred limited partnership interests (“Preferred OP Units”), with a nominal value of $1,000 per unit, which are entitled to a preferred quarterly distribution of $22.50 per unit (9% annually). Minority interests in majority-owned partnerships represent third-party interests in three partnerships in which the Company has a majority ownership position.

Certain limited partners converted 173,788 Common OP Units into Common Shares on a one-for-one basis during the three months ended March 31, 2003.

As of December 31, 2002, the Company was obligated to issue Common OP Units and cash valued at $2,750 to certain limited partners in connection with the RDC Transaction, The payment was due upon the commencement of rental payments from a designated tenant at one of the properties acquired in the RDC Transaction. During the three months ended March 31, 2003, Ross Dworman, Chairman of the Board of Trustees of the Company, received 34,841 of these Common OP Units through various affiliated entities in connection with this obligation.

8.       INVESTMENTS IN PARTNERSHIPS

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

Back to Index

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

8.       INVESTMENTS IN PARTNERSHIPS, continued

	March 31, 2003	December 31 , 2002

Balance Sheets
Assets:
Rental property, net	$7,494	$7,603
Other assets	4,161	3,536

Total assets	$11,655	$11,139

Liabilities and partners’ equity
Mortgage note payable	$33,427	$33,575
Other liabilities	5,825	5,832
Partners’ equity	(27,597)	(28,268)

Total liabilities and partners’ equity	$11,655	$11,139

Company’s investment in Crossroads	$3,471	$3,241

	Three months ended March 31,

	2003	2002

Statements of Income
Total revenue	$2,019	$1,715
Operating and other expenses	623	497
Interest expense	593	625
Depreciation and amortization	139	135

Net income	$664	$458

Company’s share of net income	$317	$216

Amortization of excess investment (see below)	98	98

Income from Crossroads	$219	$118

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

In January 2003, ASOF and an unaffiliated joint venture party acquired a one million square foot supermarket portfolio consisting of twenty-five anchor-only leases with either Kroger or Safeway supermarkets. The portfolio was acquired through long-term ground leases with terms, including renewal options, averaging in excess of 80 years, which are master leased to a non-affiliated entity. The purchase price of $47,874 (inclusive of closing and other related acquisition costs) included the assumption of $34,450 of existing fixed-rate debt which bears interest at a weighted-average rate of 6.6%. The mortgage debt fully amortizes over the next seven years, which is coterminous with the primary lease term of the supermarket leases. ASOF invested $11,250 of the equity capitalization of which the Company’s share was $2,500.

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

Back to Index

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

8.      INVESTMENTS IN PARTNERSHIPS, continued

The Company accounts for its investment in ASOF using the equity method. Summary financial information of ASOF and the Company’s investment in and share of income from ASOF is as follows:

	March 31, 2003	December 31 , 2002

Balance Sheets
Assets:
Rental property, net	$177,363	$28,046
Other assets	5,493	5,977

Total assets	$182,856	$34,023

Liabilities and partners’ equity
Mortgage note payable	$121,567	$18,450
Other liabilities	18,062	2,418
Partners’ equity	43,227	13,155

Total liabilities and partners’ equity	$182,856	$34,023

Company’s investment in ASOF	$9,312	$2,923

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002

Statements of Operations
Total revenue	$5,619	$—
Operating and other expenses	1,146	—
Management and other fees	443	339
Interest expense	1,307	—
Depreciation and amortization	1,661	—
Minority interest	69	—

Net income (loss)	$993	$(339)

Company’s share of net income (loss)	$334	$—

9.      FINANCIAL INSTRUMENTS

The following table summarizes the notional values and fair values of the Company’s derivative financial instruments as of March 31, 2003. The notional value does not represent exposure to credit, interest rate or market risks.

Hedge Type	Notional Value	Rate	Interest Maturity	Fair Value

LIBOR Swap (1)	$11,974	5.94%	6/16/07	$(1,539)
LIBOR Swap (1)	5,000	6.48%	6/16/07	(751)

				(2,290)

LIBOR Swap	30,000	4.80%	4/1/05	(1,867)
LIBOR Swap	20,000	4.53%	10/1/06	(1,422)
LIBOR Swap	9,080	4.47%	6/1/07	(622)
LIBOR Swap	15,757	4.32%	1/1/07	(989)
LIBOR Swap	12,190	4.11%	1/1/07	(674)

				(5,574)

				$(7,864)

Notes:
(1)	Relates to the Company’s investments in Crossroads. These swaps effectively fix the interest rate on the Company’s pro rata share of mortgage debt.

Back to Index

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

10.      MORTGAGE LOANS

In January 2003, the Company drew down $5,000 of an available $10,000 facility with a bank and used the proceeds to partially pay down the outstanding principal on another loan with the same lender.

In March 2003, the Company repaid a $3,551 loan with a life insurance company.

11.      RELATED PARTY TRANSACTIONS

The Company currently manages one property in which a shareholder of the Company has an ownership interest for which the Company earns a management fee of 3% of tenant collections. Management fees earned by the Company under this contract aggregated $54 and $61 for the three months ended March 31, 2003 and 2002, respectively.

The Company also earns certain management and service fees in connection with its investment in ASOF (note 8). Such fees earned by the Company aggregated $344 and $263 for the three months ended March 31, 2003 and 2002, respectively.

In January 2003, the Company issued 34,841 Common OP Units to Mr. Dworman (note 7).

12.      DIVIDENDS AND DISTRIBUTIONS PAYABLE

On February 11, 2003, the Board of Trustees of the Company approved and declared a cash quarterly dividend for the quarter ended March 31, 2003 of $0.145 per Common Share and Common OP Unit. The dividend was paid on April 15, 2003 to shareholders of record as of March 31, 2003. The Board of Trustees also approved a distribution of $22.50 per Preferred OP Unit, which was paid on April 15, 2003.

13.      SEGMENT REPORTING

The Company has two reportable segments: retail properties and multi-family properties. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates property performance primarily based on net operating income before depreciation, amortization and certain nonrecurring items. The reportable segments are managed separately due to the differing nature of the leases and property operations associated with the retail versus residential tenants. The following table sets forth certain segment information for the Company as of and for the three months ended March 31, 2003 and 2002 (does not include unconsolidated partnerships):

Three months ended March 31, 2003

	Retail Properties	Multi-Family Properties	All Other	Total

Revenues	$14,458	$1,801	$1,866	$18,125
Property operating expenses and real estate taxes	5,647	904	—	6,551

Net property income before depreciation and amortization	$8,811	$897	$1,866	$11,574

Depreciation and amortization	$3,209	$321	$71	$3,601
Interest expense	$2,342	$384	$—	$2,726
Real estate at cost	$377,310	$38,737	$—	$416,047
Total assets	$352,694	$36,708	$12,783	$402,185
Gross leasable area (multi-family - 1,474 units)	5,141	1,207	—	6,348
Expenditures for real estate and improvements	$1,827	$341	$—	$2,168

Revenues
Total revenues for reportable segments	$18,528
Elimination of intersegment management fee income	(328)
Elimination of intersegment asset management fee income	(75)

Total consolidated revenues	$18,125

Property operating expenses and real estate taxes
Total property operating expenses and real estate taxes for reportable segments	$6,856
Elimination of intersegment management fee expense	(305)

Total consolidated expenses	$6,551
Reconciliation to net income
Net property income before depreciation and amortization	$11,574
Depreciation and amortization	(3,601)
General and administrative	(2,696)
Equity in earnings of unconsolidated partnerships	553
Interest expense	(2,726)
Income from discontinued operations	—
Minority interest	(853)
Gain on sale of land	1,212

Net income	$3,463

Back to Index

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

13.       SEGMENT REPORTING, continued

Three months ended March 31, 2002

	Retail Properties	Multi-Family Properties	All Other	Total

Revenues	$13,097	$1,741	$4,688	$19,526
Property operating expenses and real estate taxes	3,861	774	—	4,635
Net property income before depreciation and amortization	$9,236	$967	$4,688	$14,891

Depreciation and amortization	$3,206	$290	$89	$3,585

Interest expense	$2,355	$406	$—	$2,761
Real estate at cost	$364,849	$37,528	$—	$402,377
Total assets	$422,986	$35,724	$5,135	$463,845
Gross leasable area (multi-family – 1,474 units)	5,079	1,207	—	6,286
Expenditures for real estate and improvements	$5,217	$187	$—	$5,404

Revenues
Total revenues for reportable segments	$19,783
Elimination of intersegment management fee income	(257)

Total consolidated revenues	$19,526

Property operating expenses and real estate taxes
Total property operating expenses and real estate taxes for reportable segments	$4,892
Elimination of intersegment management fee expense	(257)

Total consolidated expenses	$4,635

Reconciliation to net income
Net property income before depreciation and amortization	$14,891
Depreciation and amortization	(3,585)
General and administrative	(2,325)
Equity in earnings of unconsolidated partnerships	118
Interest expense	(2,761)
Income from discontinued operations	316
Gain on sale of land	1,530
Minority interest	(1,718)

Net income	$6,466

Back to Index

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is based on the consolidated financial statements of the Company as of March 31, 2003 and 2002 and for the three months then ended. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto. Certain amounts for the three months ended March 31, 2003 have been reclassified to conform to the current presentation.

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

Valuation of Property Held for Use and Sale

On a quarterly basis, the Company reviews both the carrying value of properties held for use and for sale. The Company records impairment losses and reduces the carrying value of properties when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases where the Company does not expect to recover its carrying costs on properties held for use, the Company reduces its carrying cost to fair value, and for properties held for sale, the Company reduces its carrying value to the fair value less costs to sell. Management does not believe that the values of its properties within the portfolio are impaired as of March 31, 2003.

Bad Debts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make payments on arrearages in billed rents, as well as the likelihood that tenants will not have the ability to make payment on unbilled rents including estimated expense recoveries and straight-line rent. As of March 31, 2003, the Company had recorded an allowance for doubtful accounts of $2.4 million. If the financial condition of the Company’s tenants were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2003 (“2003”) to the three months ended March 31, 2002 (“2002”)

Total revenues decreased $1.4 million, or 7%, to $18.1 million for 2003 compared to $19.5 million for 2002.

Minimum rents increased $268,000, or 2%, to $12.1 million for 2003 compared to $11.8 million for 2002. This increase was attributable to an increase in rents following the redevelopment of the Elmwood Park shopping center and an increase in rents from re-tenanting activities across the portfolio. These increases were offset by a decrease in rents following certain tenant bankruptcies.

In total, expense reimbursements increased $1.2 million, or 47%, from $2.5 million for 2002 to $3.7 million for 2003. Common area maintenance (“CAM”) expense reimbursements, which comprise the majority of the variance between years, increased $1.0 million, or 97%, from $1.0 million in 2002 to $2.0 million in 2003. This resulted primarily from the tenant reimbursement of higher snow removal costs following the harsh winter of 2003.

Lease termination income of $3.8 million in 2002 was the result of the settlement of the Company’s claim against a former tenant.

Other income increased $1.0 million to $1.9 million in 2003 compared to $888,000 for 2002. This was primarily due to a lump sum additional rent payment of $1.2 million received from a tenant in connection with the re-anchoring of the Branch Plaza offset by a decrease of $238,000 in interest income due to lower interest earning assets in 2003.

Back to Index

Total operating expenses increased $2.3 million, or 22%, to $12.8 million for 2003, from $10.5 million for 2002.

Property operating expenses increased $1.7 million, or 60%, to $4.4 million for 2003 compared to $2.7 million for 2002. This was a result primarily of higher snow removal costs following the harsh winter of 2003, an increase in property and liability insurance costs across the portfolio for 2003 and an increase in bad debt expense in 2003.

Real estate taxes increased $277,000, or 14%, from $1.9 million in 2002 to $2.2 million in 2003 primarily due to the 2002 adjustment of accrued real estate taxes for an acquired property. An indicated reassessment and resultant increase in taxes for this property as anticipated by the Company did not materialize.

General and administrative expense increased $371,000, or 16%, from $2.3 million for 2002 to $2.7 million for 2003. This increase was primarily attributable to amounts paid to the former Chief Financial Officer upon his resignation.

In total, depreciation and amortization expense were essentially unchanged in 2003. Depreciation expense increased $216,000. This was principally a result of increased depreciation expense related to capitalized tenant installation costs during 2002 and 2003. Amortization expense decreased $200,000, which was primarily attributable to the write-off of deferred leasing costs related to certain tenant leases.

Interest expense of $2.7 million was essentially unchanged in 2003. This net change was primarily the combination of a $166,000 decrease resulting from lower average outstanding borrowings during 2003 offset by a $106,000 increase as a result of a higher average interest rate on the portfolio mortgage debt for 2003.

Operating income from discontinued operations decreased $524,000 due to the timing of property sales in 2002.

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

NAREIT defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. The reconciliation of net income to FFO for the three months ended March 31, 2003 and 2002 is as follows (amounts in thousands):

	For the three months ended March 31,

	2003	2002

Net income	$3,463	$6,466
Depreciation of real estate and
amortization of leasing costs:
Wholly-owned and consolidated
partnerships	3,399	4,339
Unconsolidated partnerships	459	157
Income attributable to
Minority interest in Operating
Partnership (1)	438	1,116
Loss on sale of property (2)	—	155

Funds from operations	7,759	12,233
Less: Funds from operations –
Discontinued operations (3)	—	(1,508)

Funds from operations –
Continuing operations	$7,759	$10,725

Cash flows provided by (used in) (3):
Operating activities	$4,068	$8,801
Investing activities	(8,983)	(2,486)
Financing activities	(8,933)	(37,578)

Back to Index

Notes:
(1)	Does not include distributions paid to Preferred OP Unitholders.
(2)	FFO for the three months ended March 31, 2003 and 2002 includes the gains from the sale of undepreciated property (land) of $659 and $957, net of minority interests of $553 and $573 respectively.
(3)	Discontinued operations represent the activity related to all properties sold since January 1, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Uses of Liquidity

The Company’s principal uses of its liquidity are expected to be for distributions to its shareholders and OP unitholders, debt service and loan repayments, and property investment which includes funding of its joint venture commitments, acquisition, redevelopment, expansion and re-tenanting activities. In order to qualify as a REIT for Federal income tax purposes, the Company must currently distribute at least 90% of its taxable income to its shareholders. On February 11, 2003, the Board of Trustees of the Company approved and declared a cash quarterly dividend for the quarter ended March 31, 2003 of $0.145 per Common Share and Common OP Unit. The dividend was paid on April 15, 2003 to shareholders of record as of March 31, 2003. The Board of Trustees also approved a distribution of $22.50 per Preferred OP Unit, which was paid on April 15, 2003.

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

To date, ASOF has purchased a total of approximately $160.8 million in assets in three separate transactions, with an additional potential earnout of $42.0 million to $62.0 million related to the Brandywine Town Center acquisition. Details of the two transactions completed during the three months ended March 31, 2003 are as follows:

Kroger/Safeway Portfolio

In January 2003, ASOF formed a joint venture (the “Kroger/Safeway JV”) with an affiliate of real estate developer and investor AmCap Incorporated (“AmCap”) for the purpose of acquiring a portfolio of twenty-five supermarket leases. The portfolio, which aggregates approximately 1.0 million square feet, consists of 25 anchor-only leases with Kroger (12 leases) and Safeway supermarkets (13 leases). The majority of the properties are free-standing and all are triple-net leases. The Kroger/Safeway JV acquired the portfolio subject to long-term ground leases with terms averaging in excess of 80 years, which are master leased to a non-affiliated entity. The base rental options for the supermarket leases at the end of their primary lease term in approximately seven years (“Primary Term”) are at an average of $5.13 per square foot. Although there is no obligation for the Kroger/Safeway JV to pay ground rent during the Primary Term, to the extent it exercises an option to renew a ground lease for a property at the end of the Primary Term, it will be obligated to pay an average ground rent of $1.55 per square foot.

Including closing and other related acquisition costs, the Kroger/Safeway JV acquired the portfolio for $47.9 million, which included the assumption of an aggregate of $34.5 million of existing fixed-rate mortgage debt, which is at a blended fixed interest rate of 6.6% and is fully amortizing over the Primary Term. The individual mortgages are secured by each individual property and are not cross-collateralized. ASOF invested 90%, or $11.3 million, of the equity capitalization, of which the Company’s share was $2.5 million. AmCap contributed 10%, or $1.2 million. Cash flow is to be distributed to the Kroger/Safeway JV partners until they have received an 11% cumulative return and a full return of all contributions. Thereafter, remaining cash flow is to be distributed 75% to ASOF and 25% to AmCap. The Kroger/Safeway JV agreement also provides for additional allocations of cash based on ASOF achieving certain minimum investment returns to be determined on a “look-back” basis.

Brandywine Portfolio

In January 2003, ASOF acquired a major open-air retail complex located in Wilmington, Delaware. The approximately 1.0 million square foot value-based retail complex consists of the following two properties:

Market Square Shopping Center is a 103,000 square foot community shopping center which is 92% leased and anchored by a T.J. Maxx and a Trader Joe’s gourmet food market.

Back to Index

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

Property Redevelopment and Expansion

The Company’s redevelopment program focuses on selecting well-located neighborhood and community shopping centers and creating significant value through re-tenanting and property redevelopment. During the three months ended March 31, 2003, the Company continued its progress on the redevelopment of the Gateway Shopping Center. This redevelopment project, formerly a partially enclosed mall located in South Burlington, Vermont, includes the demolition of 90% of the property and the construction of a new anchor supermarket. Construction of a new 72,000 Shaw’s Supermarket is ongoing, which will replace the 32,000 square foot store formerly occupied by Grand Union. Total costs through March 31, 2003 for this project, including the original acquisition costs, were $11.0 million. The Company expects remaining redevelopment costs of approximately $6.9 million to complete this project, which it anticipates completing in the second half of 2003.

Additionally, for the year ending December 31, 2003, the Company currently estimates that capital outlays of approximately $12.0 million to $14.0 million will be required for tenant improvements, related renovations and other property improvements for the remaining portfolio.

Share Repurchase

The Company’s repurchase of its Common Shares is an additional use of liquidity. The Company has an existing share repurchase program that authorizes management, at its discretion, to repurchase up to $20.0 million of the Company’s outstanding Common Shares. Through May 12, 2003, the Company had repurchased 1,931,682 Common Shares (net of 123,173 shares reissued) at a total cost of $11.6 million. The program may be discontinued or extended at any time and there is no assurance that the Company will purchase the full amount authorized.

Sources of Liquidity

The Company intends on using ASOF as the primary vehicle for future acquisitions. Sources of capital for funding the Company’s joint venture commitment, other property acquisitions, redevelopment, expansion and re-tenanting, as well as future repurchases of Common Shares are expected to be obtained primarily from cash on hand, additional debt financings and future sales of existing properties. As of March 31, 2003, the Company had a total of approximately $46.1 million of additional capacity with six lenders, of which the Company is required to draw $12.7 million by December 2003, or forego the ability to draw these funds at any time during the remaining term of the loans. Of the remaining capacity, approximately $6.0 million is subject to additional leasing requirements at the collateral properties and certain lender requirements, which the Company has not yet satisfied. The Company also had cash and cash equivalents on hand of $31.3 million at March 31, 2003 as well as six properties that are currently unencumbered and therefore available as potential collateral for future borrowings. The Company anticipates that cash flow from operating activities will continue to provide adequate capital for all debt service payments, recurring capital expenditures and REIT distribution requirements.

Financing and Debt

At March 31, 2003, mortgage notes payable aggregated $197.9 million and were collateralized by 24 properties and related tenant leases. Interest on the Company’s outstanding mortgage indebtedness ranged from 2.8% to 8.1% with maturities that ranged from August 2003 to January 2011. Taking into effect $87.0 million of notional principal under variable to fixed-rate swap agreements, $141.4 million of the portfolio, or 71%, was fixed at a 6.8% weighted average interest rate and $56.5 million, or 29% was floating at a 3.2% weighted average interest rate. Of the total outstanding debt, $87.1 million will become due by the end of 2005, with scheduled maturities of $16.1 million with a weighted average interest rate of 3.2% in 2003, none in 2004, and $71.0 million with a weighted average interest rate of 3.0% in 2005. As the Company does not anticipate having sufficient cash on hand to repay such indebtedness, it will need to refinance this indebtedness or select other alternatives based on market conditions at that time.

Back to Index

The following summarizes the financing and refinancing transactions since December 31, 2002:

In January 2003, the Company drew down $5.0 million of an available $10.0 million facility with a bank and used the proceeds to partially pay down the outstanding principal on another loan with the same lender.

In March 2003, the Company repaid a $3.6 million loan with a life insurance company.

The following table summarizes the Company’s mortgage indebtedness as of March 31, 2003 and December 31, 2002:

	March 31, 2003	December 31, 2002	Interest Rate at March 31, 2003	Maturity	Properties Encumbered	Payment Terms

Mortgage notes payable - variable-rate
Fleet National Bank, N.A.	$8,699	$8,731	3.09% (LIBOR + 1.75%)	08/01/03	(1)	(2)
Metropolitan Life Insurance Company	7,530	7,577	3.35% (LIBOR + 2.00%)	11/01/03	(3)	(2)
First Union National Bank	13,357	13,388	2.79% (LIBOR + 1.45%)	01/01/05	(4)	(2)
Washington Mutual	51,626	56,950	3.13% (LIBOR + 1.75%)	04/01/05	(5)	(2)
Sun America Life Insurance Company	9,385	9,446	3.11% (LIBOR + 1.73%)	10/01/05	(6)	(2)
Fleet National Bank, N.A.	12,142	12,187	3.09% (LIBOR + 1.75%)	01/01/07	(7)	(2)
Washington Mutual	20,525	15,637	3.23% (LIBOR + 1.85%)	01/01/07	(8)	(2)
Fleet National Bank, N.A.	4,923	4,942	3.05% (LIBOR + 1.75%)	03/15/07	(9)	(2)
Fleet National Bank, N.A.	6,300	6,300	4.30% (LIBOR + 3.00%)	05/01/07	(10)	(15)
Fleet National Bank, N.A.	9,080	9,108	3.08% (LIBOR + 1.75%)	06/01/07	(11)	(2)

Total variable-rate debt	143,567	144,266

Mortgage notes payable - fixed-rate
Anchor National Life Insurance Company	___	3,570	___	___	___	___
SunAmerica Life Insurance Company	13,590	13,648	6.46%	07/01/07	(12)	(2)
Metropolitan Life Insurance Company	24,404	24,495	8.13%	11/01/10	(13)	(2)
Bank of America, N.A.	16,339	16,382	7.55%	01/01/11	(14)	(2)

Total fixed-rate debt	54,333	58,095

	$197,900	$202,361

Notes:
(1)	Soundview Marketplace	(7)	Branch Shopping Center Abington Towne Center Methuen Shopping Center	(13)	Crescent Plaza East End Centre
(2)	Monthly principal and interest	(8)	Walnut Hill Plaza Bloomfield Town Square	(14)	GHTApartments/ ColonyApartments
(3)	Greenridge Plaza Luzerne Plaza	(9)	Town Line Plaza	(15)	Interest only until Shaw’s commences paying rent; monthly principal and interest thereafter.
(4)	239 Greenwich Avenue	(10)	Gateway Shopping Center
(5)	New Loudon Center Ledgewood Mall Route 6 Plaza Bradford Towne Centre Berlin Shopping Center	(11)	Smithtown Shopping Center
(6)	Village Apartments	(12)	Merrillville Plaza

Back to Index

HISTORICAL CASH FLOW

The following discussion of historical cash flow compares the Company’s cash flow for the three months ended March 31, 2003 (“2003”) with the Company’s cash flow for the three months ended March 31, 2002 (“2002”).

Cash and cash equivalents were $31.3 million and $39.3 million at March 31, 2003 and 2002, respectively. The decrease of $8.0 million was a result of the following increases and decreases in cash flows:

	Three months ended March 31,

	2003	2002	Change

Net cash provided by operating activities	$4.1	$8.8	$(4.7)
Net cash used in investing activities	$(9.0)	$(2.5)	$(6.5)
Net cash used in financing activities	$(8.9)	$(37.6)	$28.7
Net cash provided by discontinued operations	$—	$36.6	$(36.6)

The variance in net cash provided by operating activities resulted from a decrease of $3.6 million in operating income before non-cash expenses in 2003, which was primarily due to $3.8 million of lease termination income received in 2002.

The variance in net cash used in investing activities was primarily the result of a $2.5 million payment of an earnout in 2003 related to a redevelopment project, a $5.9 million investment in ASOF in 2003 and a decrease of $3.0 million in net proceeds from property sales in 2003. These increases were offset by a decrease off $3.7 million in expenditures for real estate acquisitions, development and tenant installation costs in 2003 and a $1.6 million note collected in 2003 in connection with the sale of a property.

The decrease in net cash used in financing activities resulted primarily from $33.4 million of cash used in 2002 for the Company’s repurchase of Common Shares which was partially offset in 2003 by $4.6 million of additional cash used in 2003 for the net repayment of debt.

The decrease in net cash provided by discontinued operations was primarily a result of $34.8 million received in 2002 from the collection of a note receivable from the sale of a property and a decrease in net proceeds in 2003.

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

Currently, the Company manages its exposure to fluctuations in interest rates primarily through the use of fixed-rate debt, interest rate swap agreements and LIBOR caps. The Company is a party to interest rate swap transactions to hedge the Company’s exposure to changes in interest rates with respect to $87.0 million of LIBOR based variable-rate debt. The Company also has two interest rate swaps hedging the Company’s exposure to changes in interest rates with respect to $16.4 million of LIBOR based variable-rate debt related to its investment in Crossroads.

The following table sets forth information as of March 31, 2003 concerning the Company’s long-term debt obligations, including principal cash flows by scheduled maturity and weighted average interest rates of maturing amounts (amounts in millions):

Back to Index

Consolidated mortgage debt:

Year	Scheduled amortization	Maturities	Total	Weighted average interest rate

2003	$2.7	$16.1	$18.8	3.2%
2004	3.6	—	3.6	n/a
2005	2.6	71.0	73.6	3.0%
2006	2.2	—	2.2	n/a
2007	1.1	61.0	62.1	4.0%
Thereafter	2.4	35.2	37.6	7.9%

	$14.6	$183.3	$197.9

Mortgage debt in unconsolidated partnerships (at Company’s pro rata share):

Year	Scheduled amortization	Maturities	Total	Weighted average interest rate

2003- 2006	$5.3	$—	$5.3	n/a
2007	1.5	16.0	17.5	6.9%
Thereafter	5.2	14.1	19.3	6.0%

	$12.0	$30.1	$42.1

Of the Company’s total outstanding debt, $16.1 million will become due at maturity through the end of 2003. As the Company intends on refinancing some or all of such debt at the then-existing market interest rates which may be greater than the current interest rate, the Company’s interest expense would increase by approximately $161,000 annually if the interest rate on the refinanced debt increased by 100 basis points. Furthermore, interest expense on the Company’s variable debt as of March 31, 2003 would increase by $565,000 annually for a 100 basis point increase in interest rates. The Company may seek additional variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, the Company would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.

Item 4. Controls and Procedures

The Company evaluated the design and operation of its disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Securities Exchange Act of 1934 (“Exchange Act”) and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer within the 90-day period prior to the filing of this quarterly report on Form 10-Q. The principal executive officer and principal financial officer have concluded, based on their review, that the Company’s disclosure controls and procedures, as defined at Exchange Act Rules 13a-14(c) and 15d-14(c), are effective to ensure that information required to be disclosed by the Company in reports that it files under the Ex change Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. No significant changes were made to the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

Back to Index

Part II.     Other Information

Item 1.     Legal Proceedings

There have been no material legal proceedings beyond those previously disclosed in the Registrants filed Annual Report on Form 10-K for the year ended December 31, 2002.

Item 2.     Changes in Securities

None

Item 3.     Defaults Upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

None

Item 5.     Other Information

None

Item 6.     Exhibits and Reports on Form 8-K

(a) Exhibits

No.	Description
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

The following Form 8-K’s were filed, or furnished as noted in the applicable Form 8-K, for the quarter ended March 31, 2003:

1)	Form 8-K filed February 26, 2003 (earliest event February 25, 2003), reporting in Item 9. a press release announcing the consolidated financial results for the quarter and year ended December 31, 2002.
2)	Form 8-K filed March 7, 2003 (earliest event March 7, 2003), reporting in Item 5. a press release announcing the appointment of Michael Nelsen to the position of Senior Vice President, Chief Financial Officer, and the promotion of Joseph Povinelli to Senior Vice President, Director of Leasing.

Back to Index

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACADIA REALTY TRUST

May 12, 2003	/s/ Kenneth F. Bernstein
Kenneth F. Bernstein
President and Chief Executive Officer
(Principal Executive Officer)

May 12, 2003	/s/ Michael Nelsen
Michael Nelsen
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Back to Index

CERTIFICATION

I, Kenneth F. Bernstein, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Acadia Realty Trust;

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

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Kenneth F. Bernstein President and Chief Executive Officer May 12, 2003

Back to Index

CERTIFICATION

I, Michael Nelsen, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Acadia Realty Trust;

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

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Michael Nelsen

Michael Nelsen Senior Vice President and Chief Financial Officer May 12, 2003