Form 10-Q
period 2003-06-30
ACADIA REALTY TRUST
filed 2003-08-14
CIK 899629

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

Commission File Number 1-12002

ACADIA REALTY TRUST

(Exact name of registrant in its charter)

MARYLAND	23-2715194

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1311 MAMARONECK AVENUE, SUITE 260, WHITE PLAINS, NY	10605

(Address of principal executive offices)	(Zip Code)

(914) 288-8100

(Registrant’s telephone number, including area code)

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

Yes                       No

As of August 12, 2003, there were 27,136,845 common shares of beneficial interest, par value $.001 per share, outstanding.

ACADIA REALTY TRUST AND SUBSIDIARIES
FORM 10-Q
INDEX

Back to Contents

Part I.     Financial Information

Item 1.     Financial Statements

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	June 30,	December 31,
	2003	2002

	(unaudited)
ASSETS
Real estate:
Land	$54,890	$54,890
Buildings and improvements	365,151	352,359
Construction in progress	3,356	6,629

	423,397	413,878
Less: accumulated depreciation	91,612	85,062

Net real estate	331,785	328,816
Cash and cash equivalents	34,194	45,168
Cash in escrow	4,236	3,447
Investments in unconsolidated partnerships	12,533	6,164
Rents receivable, net	7,669	6,959
Notes receivable	3,563	6,795
Prepaid expenses	1,189	2,042
Deferred charges, net	9,946	10,360
Other assets	1,565	1,184

	$406,680	$410,935

LIABILITIES AND SHAREHOLDERS’ EQUITY
Mortgage notes payable	$199,691	$202,361
Accounts payable and accrued expenses	10,045	8,528
Dividends and distributions payable	4,191	3,744
Due to related parties	49	174
Deferred gain on sale of properties	—	1,212
Derivative instruments	6,225	5,470
Other liabilities	2,606	2,998

Total liabilities	222,807	224,487

Minority interest in Operating Partnership	9,989	22,745
Minority interests in majority-owned partnerships	1,827	2,380

Total minority interests	11,816	25,125

Shareholders’ equity:
Common shares, $.001 par value, authorized 100,000,000
shares, issued and outstanding 27,136,845 and
25,257,178 shares, respectively	27	25
Additional paid-in capital	182,870	170,851
Accumulated other comprehensive loss	(8,161)	(6,874)
Deficit	(2,679)	(2,679)

Total shareholders’ equity	172,057	161,323

	$406,680	$410,935

See accompanying notes

Back to Contents

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
(unaudited)
(in thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenues
Minimum rents	$2,618	$11,892	$24,715	$23,721
Percentage rents	95	122	389	441
Expense reimbursements	2,896	2,741	6,613	5,266
Lease termination income	—	145	—	3,945
Other property income	161	144	312	309
Other	695	979	2,561	1,867

Total revenues	16,465	16,023	34,590	35,549

Operating Expenses
Property operating	3,389	2,668	7,743	5,383
Real estate taxes	1,812	2,170	4,009	4,090
General and administrative	2,449	2,802	5,145	5,127
Depreciation and amortization	3,888	3,673	7,489	7,258

Total operating expenses	11,538	11,313	24,386	21,858

Operating income	4,927	4,710	10,204	13,691
Equity in earnings of unconsolidated partnerships	595	106	1,148	224
Gain on sale of land	—	—	1,212	1,530
Interest expense	(2,805)	(2,665)	(5,531)	(5,426)
Minority interest	(274)	(381)	(1,127)	(2,099)

Income from continuing operations	2,443	1,770	5,906	7,920

Discontinued operations:
Operating income from discontinued operations	—	367	—	891
Gain on sale of properties	—	1,987	—	1,832
Minority interest	—	(302)	—	(355)

Income from discontinued operations	—	2,052	—	2,368

Net income	$2,443	$3,822	$5,906	$10,288

Back to Contents

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
(unaudited)
(in thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Basic earnings per share:
Income from continuing operations	$0.09	$0.07	$0.23	$0.31
Income from discontinued operations	—	0.08	—	0.09

Basic earnings per share	$0.09	$0.15	$0.23	$0.40

Diluted earnings per share:
Income from continuing operations	$0.09	$0.07	$0.23	$0.31
Income from discontinued operations	—	0.08	—	0.09

Diluted earnings per share	$0.09	$0.15	$0.23	$0.40

See accompanying notes

Back to Contents

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
(unaudited)
(in thousands)

	Six months ended
	June 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$5,906	$7,920
Adjustments to reconcile income from
continuing operations to net cash
provided by operating activities:
Depreciation and amortization	7,489	7,258
Gain on sale of property	(1,212)	(1,530)
Minority interests	1,127	2,099
Equity in earnings of unconsolidated partnerships	(1,148)	(224)
Provision for bad debts	367	170
Changes in assets and liabilities:
Funding of escrows, net	(789)	(875)
Rents receivable	(1,077)	(881)
Prepaid expenses	853	230
Other assets	(526)	(524)
Accounts payable and accrued expenses	(785)	(848)
Due to related parties	(125)	49
Other liabilities	(392)	(568)

Net cash provided by operating activities	9,688	12,276

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for real estate and improvements	(4,304)	(7,088)
Payment of accrued expense related to redevelopment project	(2,488)	—
Contribution to unconsolidated partnership	(5,855)	(114)
Distributions from unconsolidated partnerships	574	720
Collections on purchase money notes	3,232	—
Net proceeds from sale of property	—	2,974
Payment of deferred leasing costs	(63)	(586)

Net cash used in investing activities	(8,904)	(4,094)

Back to Contents

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
(unaudited)
(in thousands)

	Six months ended
	June 30,

	2003	2002

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on mortgages	$(23,671)	$(15,118)
Proceeds received on mortgage notes	21,000	7,758
Payment of deferred financing and other costs	(226)	(470)
Dividends paid	(6,971)	(6,650)
Distributions to minority interests in Operating Partnership	(850)	(1,114)
Distributions on preferred Operating Partnership Units	(100)	(100)
Distributions to minority interests in majority-owned
partnerships	(940)	(38)
Repurchase of Common Shares	—	(33,420)

Net cash used in financing activities	(11,758)	(49,152)

Cash flows from discontinued operations:
Net cash provided by discontinued operations	—	43,948

(Decrease) increase in cash and cash equivalents	(10,974)	2,978
Cash and cash equivalents, beginning of period	45,168	34,138

	34,194	37,116
Less: Cash related to discontinued operations	—	—

Cash and cash equivalents, end of period	$34,194	$37,116

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amounts
capitalized of $262 and $456, respectively	$5,466	$6,684

See accompanying notes

Back to Contents

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003
(in thousands, except per share amounts)

1.     THE COMPANY

Acadia Realty Trust (the “Company”) is a fully integrated and self-managed real estate investment trust (“REIT”) focused primarily on the ownership, acquisition, redevelopment and management of neighborhood and community shopping centers.

All of the Company’s assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership (the “Operating Partnership”) and its majority-owned partnerships. As of June 30, 2003, the Company controlled 95% of the Operating Partnership as the sole general partner.

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

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

3.     EARNINGS PER COMMON SHARE

Basic earnings per share was determined by dividing the net income applicable to common shareholders for the period by the weighted average number of Common Shares outstanding during each period consistent with Statement of Financial Accounting Standards (“SFAS”) No. 128. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Shares were exercised or converted into Common Shares or resulted in the issuance of Common Shares that then shared in the earnings of the Company. The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the periods indicated:

Back to Contents

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

3.     EARNINGS PER COMMON SHARE, continued

	Three months ended		Six months ended
	June 30,		June 30,

Numerator:	2003	2002	2003	2002

Income from continuing operations – basic
earnings per share	$2,443	$1,770	$5,906	$7,920
Effect of dilutive securities:
Preferred OP Unit distributions	50	50	100	100

Numerator for diluted earnings per share	$2,493	$1,820	$6,006	$8,020

Denominator:
Weighted average shares – basic earnings
per share	26,387	24,775	25,885	25,571
Effect of dilutive securities:
Employee stock options and restricted shares	494	183	378	149
Convertible Preferred OP Units	295	295	295	295

Dilutive potential Common Shares	789	478	673	444

Denominator for diluted earnings per share	27,176	25,253	26,558	26,015

Basic earnings per share from continuing
operations	$0.09	$0.07	$0.23	$0.31

Diluted earnings per share from continuing
operations	$0.09	$0.07	$0.23	$0.31

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

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income:
As reported	$2,443	$3,822	$5,906	$10,288

Pro forma	$2,428	$3,793	$5,891	$10,259

Basic earnings per share
As reported	$0.09	$0.15	$0.23	$0.40

Pro forma	$0.09	$0.15	$0.23	$0.40

Diluted earnings per share
As reported	$0.09	$0.15	$0.23	$0.40

Pro forma	$0.09	$0.15	$0.23	$0.40

Back to Contents

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

4.     STOCK-BASED COMPENSATION, continued

Pursuant to the 1999 Share Incentive Plan (the “1999 Plan”), non-employee trustees receive an automatic grant of 1,000 options following each Annual Meeting of Shareholders. During the three months ended June 2003 and 2002, an aggregate of 6,000 options and 5,000 options, respectively, were granted to trustees for which the Company recognized compensation expense in the accompanying consolidated financial statements of $5 and $2, respectively. The Company used the Black-Scholes option-pricing model for the purpose of estimating the fair value of these options.

During the three months ended June 30, 2003, the Company adopted the 2003 Share Incentive Plan (the “2003 Plan”) because no Common Shares remained available for future grants under the 1999 Plan. The 2003 Plan provides for the granting of options, share appreciation rights, restricted shares and performance units (collectively, “Awards”) to officers, employees and trustees of the Company and consultants to the Company. The 2003 Plan is generally identical to the 1999 Plan, except that the maximum number of Common Shares that the Company may issue pursuant to the 2003 Plan is four percent of the Common Shares outstanding from time to time on a fully diluted basis. However, no participant may receive more than 1,000,000 Common Shares during the term of the 2003 Plan with respect to Awards. A “Committee”, which is composed of at least two non-employee trustees of the Company, administers the 2003 Plan and determines to whom Awards will be granted and the type, size, term and conditions of the Awards.

During the three months ended June 30, 2003, the Committee granted a total of 105,167 restricted shares, pursuant to the 2003 Plan, to the Chief Executive Officer and five Senior Vice Presidents of the Company (the “Recipients”). In general, the restricted shares carry all the rights of Common Shares including voting and dividend rights, but may not be transferred, assigned or pledged until the Recipients have a vested nonforfeitable right to such shares. Vesting with respect to these restricted shares, which is subject to the Recipients’ continued employment with the Company through the applicable vesting dates, is as follows:

i.
39,168 restricted shares, which were granted in lieu of a portion of the recipients’ 2002 cash bonus, vested 20% on January 2, 2003 and vest 20% thereafter on each of the next four anniversaries of such date,

ii.	33,000 restricted shares vest 20% on January 2, 2004 and on each of the next four anniversaries of such date,

iii.
and 32,999 restricted shares vest 20% on January 2, 2004 and on each of the next four anniversaries of such date, provided that in addition to the Recipients’ continued employment through the vesting date, the Company’s total shareholder return, as determined by the Committee in its discretion, is 12% or more either for such fiscal year or, on average, for such fiscal year and each other fiscal year occurring after January 2, 2003 – in which case vesting shall occur for any restricted shares that did not vest in a prior fiscal year based on this 12% condition.

Compensation expense with respect to these restricted shares will be recognized ratably as they vest.

During the three months ended June 30, 2003, the Company also adopted the Acadia Realty Trust Employee Stock Purchase Plan (the “Purchase Plan”), which will allow eligible employees of the Company to purchase Common Shares through payroll deductions. The Purchase Plan provides for employees to purchase Common Shares on a quarterly basis at a 15% discount to the closing price of the Company’s Common Shares on either the first day or the last day of the quarter, whichever is lower. The amount of the payroll deductions will not exceed a percentage of the participant’s annual compensation that the Committee establishes from time to time, and a participant may not purchase more than 1,000 Common Shares per quarter. Compensation expense will be recognized by the Company to the extent of the above discount to the average closing price of the Common Shares with respect to the applicable quarter.

5.     COMPREHENSIVE INCOME

Comprehensive income for the three months ended June 30, 2003 and 2002 totaled $1,193 and $1,953, respectively, and was comprised of net income of $2,443 and $3,822, respectively, and other comprehensive loss related to the changes in the fair value of derivative instruments of $1,250 and $1,869, respectively. Comprehensive income for the six months ended June 30, 2003 and 2002 totaled $4,619 and $9,136, respectively, and was comprised of net income of $5,906 and $10,288, respectively, and other comprehensive loss related to the changes in the fair value of derivative instruments of $1,287 and $1,152, respectively. The following table sets forth the change in accumulated other comprehensive loss for the period since December 31, 2002:

Balance at December 31, 2002	$6,874
Unrealized loss on valuation of swap agreements	1,287

Balance at June 30, 2003	$8,161

Back to Contents

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

5.     COMPREHENSIVE INCOME, continued

As of June 30, 2003, the balance in accumulated other comprehensive loss was comprised of unrealized losses on the valuation of swap agreements.

6.     DISCONTINUED OPERATIONS

A significant component of the Company’s business plan in prior years was the disposition of non-core real estate assets. During 2002, the Company sold 20 shopping centers under this initiative which was completed in 2002.

Consistent with SFAS No. 144, the results of discontinued operations are reported separately as discontinued operations for the three and six months ended June 30, 2002. Revenues from discontinued operations for the three and six months ended June 30, 2002 totaled $1,653 and $5,462, respectively.

7.     SHAREHOLDERS’ EQUITY AND MINORITY INTERESTS

The following table summarizes the change in the shareholders’ equity and minority interests since December 31, 2002:

	Shareholders’ Equity	Minority interest in Operating Partnership (1)	Minority interest in majority- owned partnerships

Balance at December 31, 2002	$161,323	$22,745	$2,380
Conversion of 1,871,583 Operating Partnership
Units into Common Shares by minority interests	13,491	(13,491)	—
Issuance of 34,841 Operating Partnership Units	—	262	—
Dividends and distributions declared of $0.29 per
Common Share and Operating Partnership Unit	(7,635)	(631)	—
Cash flow distribution	—	—	(940)
Net income for the period January 1 through
June 30, 2003	5,906	641	387
Other comprehensive income – Unrealized loss
on valuation of swap agreements
from unconsolidated partnerships	(1,287)	463	—
Employee restricted share awards	259	—	—

Balance at June 30, 2003	$172,057	$9,989	$1,827

Notes:

(1)	Net income attributable to minority interest in Operating Partnership and distributions do not include a distribution on Preferred OP Units of $100.

Minority interest in Operating Partnership represent the limited partners’ interest of 1,326,238 and 3,623,080 units in the Operating Partnership (“Common OP Units”) at June 30, 2003 and 2002, respectively, and 2,212 units of preferred limited partnership interests (“Preferred OP Units”), with a nominal value of $1,000 per unit, which are entitled to a preferred quarterly distribution of $22.50 per unit (9% annually). Minority interests in majority-owned partnerships represent third-party interests in three partnerships in which the Company has a majority ownership position.

Certain limited partners converted 1,871,583 Common OP Units into Common Shares on a one-for-one basis during the six months ended June 30, 2003.

As of December 31, 2002, the Company was obligated to issue Common OP Units and cash valued at $2,750 to certain limited partners in connection with the RDC Transaction, The payment was due upon the commencement of rental payments from a designated tenant at one of the properties acquired in the RDC Transaction. During the six months ended June 30, 2003, Ross Dworman, a trustee of the Company, received 34,841 of these Common OP Units through various affiliated entities in connection with this obligation.

Back to Contents

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

7.     SHAREHOLDERS’ EQUITY AND MINORITY INTERESTS, continued

In May 2003, the Board approved a resolution permitting one of its institutional shareholders, which currently owns less than 5% of the Company’s outstanding Common Shares, to acquire additional shares through open market purchases. This waiver of the Company’s share ownership limitation will permit this shareholder to acquire up to an additional 8% of the Company’s Common Shares through September 30, 2003. Under the terms of the waiver, this institutional shareholder can buy in the aggregate up to 14% of the Company’s Common Shares, but not more than 4% for any individual client. In addition, they will not have voting authority over more than 9.7% of the Company’s Common Shares.

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

	June 30,	December 31,
	2003	2002

Balance Sheets
Assets:
Rental property, net	$7,379	$7,603
Other assets	3,517	3,536

Total assets	$10,896	$11,139

Liabilities and partners’ equity:
Mortgage note payable	$33,275	$33,575
Other liabilities	6,084	5,832
Partners’ equity	(28,463)	(28,268)

Total liabilities and partners’ equity	$10,896	$11,139

Company’s investment in Crossroads	$2,947	$3,241

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Statements of Income
Total revenue	$2,077	$1,683	$4,096	$3,398
Operating and other expenses	578	473	1,201	970
Interest expense	685	700	1,278	1,325
Depreciation and amortization	145	138	284	273

Net income	$669	$372	$1,333	$830

Company’s share of net income	$359	$208	$676	$424
Amortization of excess investment (see below)	98	98	196	196

Income from Crossroads	$261	$110	$480	$228

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

8.     INVESTMENTS IN PARTNERSHIPS, continued

Acadia Strategic Opportunity Fund, LP (“ASOF”)

In 2001, the Company formed a joint venture, ASOF, with four of its institutional investors for the purpose of acquiring real estate assets. The Company is the sole general partner with a 22% interest in the joint venture and is also entitled to a profit participation in excess of its invested capital based on certain investment return thresholds. The Company also earns market-rate fees for asset management as well as for property management, construction and leasing services. Decisions made by the general partner as it relates to purchasing, financing and disposition of properties are subject to the unanimous disapproval of the Advisory Committee, which is comprised of representatives from each of the four institutional investors.

ASOF owns five shopping centers comprising 1.3 million square feet. In addition, ASOF and an unaffiliated joint venture party own a 1.0 million square foot supermarket portfolio consisting of twenty five anchor-only leases with either Kroger or Safeway Supermarket.

The Company accounts for its investment in ASOF using the equity method. Summary financial information of ASOF and the Company’s investment in and share of income from ASOF is as follows:

	June 30,	December 31 ,
	2003	2002

Balance Sheets
Assets:
Rental property, net	$176,364	$28,046
Other assets	652	5,977

Total assets	$177,016	$34,023

Liabilities and partners’ equity:
Mortgage notes payable	$121,286	$18,450
Other liabilities	12,653	2,418
Partners’ equity	43,077	13,155

Total liabilities and partners’ equity	$177,016	$34,023

Company’s investment in ASOF	$9,586	$2,923

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Statements of Operations
Total revenue	$6,502	$—	$12,121	$—
Operating and other expenses	1,112	—	2,258	—
Management and other fees	602	354	1,045	693
Interest expense	1,674	—	2,981	—
Depreciation and amortization	2,135	—	3,796	—
Minority interest	13	—	82	—

Net income (loss)	$966	$(354)	$1,959	$(693)

Company’s share of net
income (loss)	$334	$(4)	$668	$(4)

Back to Contents

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

9.     DERIVATIVE FINANCIAL INSTRUMENTS

The following table summarizes the notional values and fair values of the Company’s derivative financial instruments as of June 30, 2003. The notional value does not represent exposure to credit, interest rate or market risks.

		Interest
Hedge Type	Notional Value	Rate	Maturity	Fair Value

LIBOR Swap(1)	$11,974	5.94%	6/16/07	$(1,692)
LIBOR Swap(1)	5,000	6.48%	6/16/07	(810)

				(2,502)

LIBOR Swap	30,000	4.80%	4/1/05	(1,819)
LIBOR Swap	20,000	4.53%	10/1/06	(1,637)
LIBOR Swap	9,051	4.47%	6/1/07	(755)
LIBOR Swap	15,708	4.32%	1/1/07	(1,184)
LIBOR Swap	12,151	4.11%	1/1/07	(830)

				(6,225)

				$(8,727)

Notes:

(1)
Relates to the Company’s investments in Crossroads. These swaps effectively fix the interest rate on the Company’s pro rata share of mortgage debt. The fair values of these instruments are reflected as components of the Company’s investment in Crossroads in the accompanying consolidated financial statements.

10.     MORTGAGE LOANS

In April 2003, the Company extended an existing $7,400 revolving facility with a bank through March 1, 2008. As of June 30, 2003, there were no outstanding amounts under this loan.

On May 30, 2003, the Company refinanced a $13,337 loan with a bank, increasing the outstanding principal to $16,000. The loan, which is secured by one of the Company’s properties, requires monthly payment of interest at the fixed-rate of 5.2%. Payments of principal amortized over 30 years commences June 2005 with the loan maturing in May 2013.

11.     RELATED PARTY TRANSACTIONS

The Company currently manages one property in which a shareholder of the Company has an ownership interest for which the Company earns a management fee of 3% of tenant collections. Management fees earned by the Company under this contract aggregated $61 and $115 for the three and six months ended June 30, 2003 respectively and $52 and $113 for the three and six months ended June 20, 2002 respectively.

The Company also earns certain management and service fees from ASOF (note 8). Such fees earned by the Company aggregated $470 and $814 for the three and six months ended June 30, 2003, respectively, and $263 and $526 for the three and six months ended June 30, 2002, respectively.

12.     DIVIDENDS AND DISTRIBUTIONS PAYABLE

On June 25, 2003, the Board of Trustees of the Company approved and declared a cash quarterly dividend for the quarter ended June 30, 2003 of $0.145 per Common Share and Common OP Unit. The dividend was paid on July 15, 2003 to shareholders of record as of July 2, 2003. The Board of Trustees also approved a distribution of $22.50 per Preferred OP Unit, which was paid on July 15, 2003.

Back to Contents

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

13.     SEGMENT REPORTING

The Company has two reportable segments: retail properties and multi-family properties. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates property performance primarily based on net operating income before depreciation, amortization and certain nonrecurring items. The reportable segments are managed separately due to the differing nature of the leases and property operations associated with the retail versus residential tenants. The following table sets forth certain segment information for the Company as of and for the three and six months ended June 30, 2003 and 2002 (does not include unconsolidated partnerships):

Six months ended June 30, 2003

	Retail	Multi-Family	All
	properties	properties	other	Total

Revenues	$28,421	$3,588	$2,581	$34,590
Property operating expenses and real estate taxes	9,790	1,962	—	11,752

Net property income before depreciation and amortization	$18,631	$1,626	$2,581	$22,838

Depreciation and amortization	$6,693	$649	$147	$7,489

Interest expense	$4,764	$767	$—	$5,531

Real estate at cost	$384,304	$39,093	$—	$423,397

Total assets	$357,694	$36,453	$12,533	$406,680

Gross leasable area (multi-family – 1,474 units)	5,147	1,207	—	6,354

Expenditures for real estate and improvements	$3,607	$697	$—	$4,304

Revenues
Total revenues for reportable segments	$35,401
Elimination of intersegment management fee income	(661)
Elimination of intersegment asset management fee income	(150)

Total consolidated revenues	$34,590

Property operating expenses and real estate taxes
Total property operating expenses and real estate taxes for
reportable segments	$12,330
Elimination of intersegment management fee expense	(578)

Total consolidated expenses	$11,752

Reconciliation to net income
Net property income before depreciation and amortization	$22,838
Depreciation and amortization	(7,489)
General and administrative	(5,145)
Equity in earnings of unconsolidated partnerships	1,148
Interest expense	(5,531)
Minority interest	(1,127)
Gain on sale of land	1,212

Net income	$5,906

Back to Contents

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

13.   SEGMENT REPORTING, continued

Three months ended June 30, 2003

	Retail	Multi-Family	All
	properties	properties	other	Total

Revenues	$13,983	$1,787	$695	$16,465
Property operating expenses and real estate taxes	4,142	1,059	—	5,201

Net property income before depreciation and amortization	$9,841	$728	$695	$11,264

Depreciation and amortization	$3,484	$328	$76	$3,888

Interest expense	$2,422	$383	$—	$2,805

Real estate at cost	$384,304	$39,093	$—	$423,397

Total assets	$357,694	$36,453	$12,533	$406,680

Gross leasable area (multi-family – 1,474 units)	5,147	1,207	—	6,354

Expenditures for real estate and improvements	$1,780	$356	$—	$2,136

Revenues
Total revenues for reportable segments	$16,872
Elimination of intersegment management fee income	(332)
Elimination of intersegment asset management fee income	(75)

Total consolidated revenues	$16,465

Property operating expenses and real estate taxes
Total property operating expenses and real estate taxes
for reportable segments	$5,474
Elimination of intersegment management fee expense	(273)

Total consolidated expenses	$5,201

Reconciliation to net income
Net property income before depreciation and amortization	$11,264
Depreciation and amortization	(3,888)
General and administrative	(2,449)
Equity in earnings of unconsolidated partnerships	595
Interest expense	(2,805)
Minority interest	(274)
Gain on sale of land	—

Net income	$2,443

Back to Contents

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

13.   SEGMENT REPORTING, continued

Six months ended June 30, 2002

	Retail	Multi-Family	All
	properties	properties	other	Total

Revenues	$26,242	$3,474	$5,833	$35,549
Property operating expenses and real estate taxes	7,796	1,677	—	9,473

Net property income before depreciation and amortization	$18,446	$1,797	$5,833	$26,076

Depreciation and amortization	$6,500	$586	$172	$7,258

Interest expense	$4,608	$818	$—	$5,426

Real estate at cost	$366,018	$37,836	$—	$403,854

Total assets	$378,134	$35,759	$4,386	$418,279

Gross leasable area (multi-family – 1,474 units)	5,408	1,207	—	6,615

Expenditures for real estate and improvements	$6,593	$495	$—	$7,088

Revenues
Total revenues for reportable segments	$36,215
Elimination of intersegment management fee income	(516)
Elimination of intersegment asset management fee income	(150)

Total consolidated revenues	$35,549

Property operating expenses and real estate taxes
Total property operating expenses and real estate taxes
for reportable segments	$9,989
Elimination of intersegment management fee expense	(516)

Total consolidated expenses	$9,473

Reconciliation to net income
Net property income before depreciation and amortization	$26,076
Depreciation and amortization	(7,258)
General and administrative	(5,127)
Equity in earnings of unconsolidated partnerships	224
Interest expense	(5,426)
Minority interest	(2,099)
Income from discontinued operations	2,368
Gain on sale of land	1,530

Net income	$10,288

Back to Contents

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

13.   SEGMENT REPORTING, continued

Three months ended June 30, 2002

	Retail	Multi-Family	All
	properties	properties	other	Total

Revenues	$13,159	$1,733	$1,131	$16,023
Property operating expenses and real estate taxes	3,935	903	—	4,838

Net property income before depreciation and amortization	$9,224	$830	$1,131	$11,185

Depreciation and amortization	$3,294	$296	$83	$3,673

Interest expense	$2,253	$412	$—	$2,665

Real estate at cost	$366,018	$37,836	$—	$403,854

Total assets	$378,134	$35,759	$4,386	$418,279

Gross leasable area (multi-family – 1,474 units)	5,408	1,207	—	6,615

Expenditures for real estate and improvements	$1,376	$308	$—	$1,684

Revenues
Total revenues for reportable segments	$16,357
Elimination of intersegment management fee income	(259)
Elimination of intersegment asset management fee income	(75)

Total consolidated revenues	$16,023

Property operating expenses and real estate taxes
Total property operating expenses and real estate taxes for reportable segments	$5,097
Elimination of intersegment management fee expense	(259)

Total consolidated expenses	$4,838

Reconciliation to net income
Net property income before depreciation and amortization	$11,185
Depreciation and amortization	(3,673)
General and administrative	(2,802)
Equity in earnings of unconsolidated partnerships	106
Interest expense	(2,665)
Minority interest	(381)
Income from discontinued operations	2,052
Gain on sale of land	—

Net income	$3,822

Back to Contents

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is based on the consolidated financial statements of the Company as of June 30, 2003 and 2002 and for the three and six months then ended. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto. Certain amounts for the three and six months ended June 30, 2003 have been reclassified to conform to the current presentation.

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

Valuation of Property Held for Use and Sale

On a quarterly basis, the Company reviews both the carrying value of properties held for use and for sale. The Company records impairment losses and reduces the carrying value of properties when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases where the Company does not expect to recover its carrying costs on properties held for use, the Company reduces its carrying cost to fair value, and for properties held for sale, the Company reduces its carrying value to the fair value less costs to sell. Management does not believe that the values of its properties within the portfolio are impaired as of June 30, 2003.

Bad Debts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make payments on arrearages in billed rents, as well as the likelihood that tenants will not have the ability to make payment on unbilled rents including estimated expense recoveries and straight-line rent. As of June 30, 2003, the Company had recorded an allowance for doubtful accounts of $2.6 million. If the financial condition of the Company’s tenants were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2003 (“2003”) to the three months ended June 30, 2002 (“2002”)

Total revenues increased $442,000, or 3%, to $16.4 million for 2003 compared to $16.0 million for 2002.

Minimum rents increased $726,000, or 6%, to $12.6 million for 2003 compared to $11.9 million for 2002. This increase was attributable to an increase in rents following the redevelopment of the Elmwood Park and Gateway shopping centers and an increase in rents from re- tenanting activities across the portfolio. These increases were partially offset by a decrease in rents following Ames Department Stores’ bankruptcy.

In total, expense reimbursements increased $155,000, or 6%, from $2.7 million for 2002 to $2.9 million for 2003. Common area maintenance (“CAM”) expense reimbursements increased $427,000, or 43%, from $991,000 in 2002 to $1.4 million in 2003. This resulted primarily from the tenant reimbursement of higher property and liability insurance costs. Real estate tax reimbursements decreased $272,000, primarily as a result of the tenants’ share of a real estate tax refund received in 2003 related to the appeal of taxes paid in prior years at the Greenridge Plaza.

Back to Contents

Other income decreased $284,000 to $695,000 in 2003 compared to $979,000 for 2002. This was primarily a result of a decrease in interest income during 2003 due to lower interest earning assets, including cash on hand and notes receivable. This decrease was partially offset by an increase of $207,000 in management fee income received from ASOF in 2003.

Total operating expenses increased $225,000, or 2%, to $11.5 million for 2003, from $11.3 million for 2002.

Property operating expenses increased $721,000, or 27%, to $3.4 million for 2003 compared to $2.7 million for 2002. This was primarily a result of general increases in property and liability insurance costs throughout the portfolio for 2003 and an increase in bad debt expense in 2003.

Real estate taxes decreased $358,000, or 16%, from $2.2 million in 2002 to $1.8 million in 2003 primarily due a real estate tax refund received in 2003 related to the appeal of taxes paid in prior years at the Greenridge Plaza. This decrease was offset by higher real estate taxes experienced throughout the portfolio.

General and administrative expense decreased $353,000, or 13%, from $2.8 million for 2002 to $2.4 million for 2003. This decrease was primarily attributable to additional third party professional fees and other costs paid in 2002 related to the Company’s tender offer and repurchase of its Common Shares.

Depreciation and amortization expense increased $215,000, or 6%, from $3.7 million in 2002 to $3.9 million in 2003. Depreciation expense increased $175,000. This was a result of increased depreciation expense following the Elmwood Park and Gateway redevelopment projects being placed in service. Amortization expense increased $40,000, which was primarily attributable to the write off of deferred loan costs related to a loan refinancing.

Interest expense of $2.8 million for 2003 increased $140,000, or 5%, from $2.7 million for 2002. Of the increase, $102,000 was the result of a higher average interest rate on the portfolio debt for 2003 and $169,000 was attributable to a decrease in capitalized interest in 2003. These increases were offset by a $131,000 decrease resulting from lower average outstanding borrowings during 2003.

Operating income from discontinued operations decreased $2.1 million due to the timing of property sales in 2002.

Comparison of the six months ended June 30, 2003 (“2003”) to the six months ended June 30, 2002 (“2002”)

Total revenues decreased $959,000, or 3%, to $34.6 million for 2003 compared to $35.6 million for 2002.

Minimum rents increased $994,000, or 4%, to $24.7 million for 2003 compared to $23.7 million for 2002. The increases were attributable to those factors previously discussed for the three months ended June 30, 2003.

In total, expense reimbursements increased $1.3 million, or 26%, from $5.3 million for 2002 to $6.6 million for 2003. CAM expense reimbursements, which comprise the majority of the variance between the periods, increased $1.4 million, or 70%, from $2.0 million in 2002 to $3.4 million in 2003. This resulted primarily from tenant reimbursements of greater snow removal costs following the harsh winter of 2003 as well as tenant reimbursements of increased property and liability insurance costs.

Lease termination income of $3.9 million in 2002 was primarily the result of the settlement of the Company’s claim against a former tenant.

Other income increased $694,000, or 37%, to $2.6 million in 2003 compared to $1.9 million for 2002. This was primarily due to a lump sum additional rent payment of $1.2 million received from a former tenant during 2003 in connection with the re-anchoring of the Branch Plaza offset by a decrease of $410,000 in interest income during 2003 due to lower interest earning assets, including cash on hand and notes receivable.

Total operating expenses increased $2.5 million, or 12%, to $24.4 million for 2003, from $21.9 million for 2002.

Property operating expenses increased $2.3 million, or 44%, to $7.7 million for 2003, compared to $5.4 million for 2002. This was a result primarily of higher snow removal costs following the harsh winter of 2003, increases in property and liability insurance costs across the portfolio in 2003 and in increase in bad debt expense in 2003.

Real estate taxes decreased $81,000, or 2%, from $4.1 million in 2002 to $4.0 million in 2003. This was primarily attributable to a real estate tax refund as previously discussed for the quarter offset by a 2002 adjustment of accrued real estate taxes for an acquired property. An indicated reassessment and resultant increase in taxes for this property as anticipated by the Company at the time of acquisition did not materialize.

General and administrative expense remained unchanged in 2003. This net variance was a combination of an increase in 2003 attributable to amounts paid to the former Chief Financial Officer upon his resignation offset by those 2002 costs as previously discussed for the quarter.

Back to Contents

Depreciation and amortization expense increased $231,000, or 3%, from $7.3 million in 2002 to $7.5 million in 2003. Depreciation expense increased $389,000. This was a result of increased depreciation expense following the Elmwood Park and Gateway redevelopment projects being placed in service. Amortization expense decreased $158,000, which was primarily attributable to the write-off of deferred leasing costs during 2002 related to certain tenant leases.

Interest expense of $5.5 million for 2003 increased $105,000, or 2%, from $5.4 million for 2002. Of the increase, $173,000 was the result of a higher average interest rate on the portfolio debt for 2003 and $194,000 was attributable to a decrease in capitalized interest in 2003. These increases were offset by a $262,000 decrease resulting from lower average outstanding borrowings during 2003.

Operating income from discontinued operations decreased $2.4 million due to the timing of property sales in 2002.

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

NAREIT defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. The reconciliation of net income to FFO for the three and six months ended June 30, 2003 and 2002 is as follows (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income	$2,443	$3,822	$5,906	$10,288
Depreciation of real estate and amortization of leasing costs:
Wholly-owned and consolidated partnerships	3,571	3,801	6,970	8,140
Unconsolidated partnerships	551	159	1,010	316
Income attributable to Minority interest in
Operating Partnership (1)	203	588	641	1,704
Gain on sale of properties (2)	—	(1,987)	—	(1,832)

Funds from operations	6,768	6,383	14,527	18,616
Less: Funds from operations – Discontinued
operations (3)	—	(791)	—	(2,299)

Funds from operations – Continuing operations	$6,768	$5,592	$14,527	$16,317

Cash flows provided by (used in) (3):
Operating activities	—	—	$9,688	$12,276

Investing activities	—	—	$(8,904)	$(4,094)

Financing activities	—	—	$(11,758)	$(49,152)

Notes:

(1)	Does not include distributions paid to Preferred OP Unitholders.
(2)	FFO for the six months ended June 30, 2003 and 2002 includes the gains from the sale of land of $659 and $957, net of minority interests of $553 and $573 respectively.
(3)	Discontinued operations represent the activity related to all properties sold since January 1, 2002.

Back to Contents

LIQUIDITY AND CAPITAL RESOURCES

Uses of Liquidity

The Company’s principal uses of its liquidity are expected to be for distributions to its shareholders and OP unitholders, debt service and loan repayments, and property investment which includes funding of its joint venture commitments, acquisition, redevelopment, expansion and re-tenanting activities. In order to qualify as a REIT for Federal income tax purposes, the Company must currently distribute at least 90% of its taxable income to its shareholders. On June 25, 2003, the Board of Trustees of the Company approved and declared a cash quarterly dividend for the quarter ended June 30, 2003 of $0.145 per Common Share and Common OP Unit. The dividend was paid on July 15, 2003 to shareholders of record as of July 2, 2003. The Board of Trustees also approved a distribution of $22.50 per Preferred OP Unit, which was paid on July 15, 2003.

Acadia Strategic Opportunity Fund, LP (“ASOF”)

During 2001, the Company committed $20.0 million to a newly formed joint venture formed with four of its institutional shareholders, who committed $70.0 million, for the purpose of acquiring a total of approximately $300.0 million of community and neighborhood shopping centers on a leveraged basis. The Company is the manager and general partner of ASOF with a 22% interest. In addition to a pro-rata return on its invested equity, the Company is entitled to a profit participation in excess of its invested capital based upon certain investment return thresholds. Cash flow is to be distributed to the partners (including the Company) until they have received a 9% cumulative return and a full return of all contributions. Thereafter, remaining cash flow is to be distributed 80% to the partners (including the Company) and 20% to the Company. The Company also earns a fee for asset management services equal to 1.5% of the total equity commitments, as well as market-rate fees for property management, leasing and construction services. Decisions made by the general partner as it relates to purchasing, financing and disposition of properties are subject to the unanimous disapproval of the Advisory Committee, which is comprised of representatives from each of the four institutional investors.

To date, ASOF has purchased a total of approximately $160.8 million in assets in three separate transactions, with an additional potential payment of $42.0 million to $62.0 million related to the Earnout on the Brandywine Town Center acquisition. Details of the two transactions completed during the six months ended June 30, 2003 are as follows:

Kroger/Safeway Portfolio

In January 2003, ASOF formed a joint venture (the “Kroger/Safeway JV”) with an affiliate of real estate developer and investor AmCap Incorporated (“AmCap”) for the purpose of acquiring a portfolio of twenty-five supermarket leases. The portfolio, which aggregates approximately 1.0 million square feet, consists of 25 anchor-only leases with Kroger (12 leases) and Safeway supermarkets (13 leases). The majority of the properties are free-standing and all are triple-net leases. The Kroger/Safeway JV acquired the portfolio subject to long- term ground leases with terms, including option renewal periods, averaging in excess of 80 years, which are master leased to a non-affiliated entity. The base rental renewal options for the supermarket leases at the end of their primary lease term in approximately seven years (“Primary Term”) are at an average of $5.13 per square foot. Although there is no obligation for the Kroger/Safeway JV to pay ground rent during the Primary Term, to the extent it exercises an option to renew a ground lease for a property at the end of the Primary Term, it will be obligated to pay an average ground rent of $1.55 per square foot.

Including closing and other related acquisition costs, the Kroger/Safeway JV acquired the portfolio for $47.9 million, which included the assumption of an aggregate of $34.5 million of existing fixed-rate mortgage debt, which is at a blended fixed interest rate of 6.6% and is fully amortizing over the Primary Term. The individual mortgages are secured by each individual property and are not cross-collateralized. ASOF invested 90%, or $11.3 million, of the equity capitalization, of which the Company’s share was $2.5 million. AmCap contributed 10%, or $1.2 million. Cash flow is to be distributed to the Kroger/Safeway JV partners until they have received an 11% cumulative return and a full return of all contributions. Thereafter, remaining cash flow is to be distributed 75% to ASOF and 25% to AmCap. The Kroger/ Safeway JV agreement also provides for additional allocations of cash based on ASOF achieving certain minimum investment returns to be determined on a “look-back” basis.

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

Back to Contents

The initial investment for the portfolio was approximately $89.3 million; inclusive of closing and other related acquisition costs. ASOF assumed $38.1 million of fixed rate debt on the two properties at a blended rate of 8.1%. A new $30.0 million, 4.7% fixed-rate loan was also obtained in conjunction with the acquisition and is collateralized by a portion of the Brandywine Town Center. The balance of the purchase price was funded by ASOF, of which the Company’s share was $4.3 million. ASOF will also pay additional amounts in conjunction with the lease-up of the current vacant space in Phase II (the “Earnout”). The additional investment, depending on the Earnout, is projected to be between $42.0 million and $62.0 million, of which the Company’s share would be between $9.3 million and $13.8 million. To the extent ASOF places additional mortgage debt upon the lease-up of Phase II, the required equity contribution for the Earnout would be less. The Earnout is structured such that ASOF has no time requirement or payment obligation for any portion of currently vacant space which it is unable to lease. Subsequent to the initial investment, ASOF has paid approximately $1.0 million in connection with the Earnout component of this acquisition.

Property Redevelopment and Expansion

The Company’s redevelopment program focuses on selecting well-located neighborhood and community shopping centers and creating significant value through re-tenanting and property redevelopment. During the three months ended June 2003, the Company substantially completed its redevelopment of the Gateway Shopping Center with the opening of the anchor for the center, a 72,000 square foot Shaw’s supermarket. This redevelopment project, formerly a partially enclosed mall located in South Burlington, Vermont, included the demolition of 90% of the property and the construction of the new anchor supermarket. Total costs through June 30, 2003 for this project, including the original acquisition costs, were $16.5 million. The Company expects remaining redevelopment costs of approximately $1.4 million to complete this project, which it anticipates completing in the second half of 2003.

Additionally, for the year ending December 31, 2003, the Company currently estimates that capital outlays of approximately $7.0 million to $10.0 million will be required for tenant improvements, related renovations and other property improvements for the remaining portfolio.

Share Repurchase

The Company’s repurchase of its Common Shares is an additional use of liquidity. The Company has an existing share repurchase program that authorizes management, at its discretion, to repurchase up to $20.0 million of the Company’s outstanding Common Shares. Through August 12, 2003, the Company had repurchased 1,923,598 Common Shares (net of 131,007 shares reissued) at a total cost of $11.6 million. The program may be discontinued or extended at any time and there is no assurance that the Company will purchase the full amount authorized.

Sources of Liquidity

The Company intends on using ASOF as the primary vehicle for future acquisitions. Sources of capital for funding the Company’s joint venture commitment, other property acquisitions, redevelopment, expansion and re-tenanting, as well as future repurchases of Common Shares are expected to be obtained primarily from cash on hand, additional debt financings and future sales of existing properties. As of June 30, 2003, the Company had a total of approximately $48.1 million of additional capacity with six lenders, of which the Company is required to draw $12.7 million by December 2003, or forego the ability to draw these funds at any time during the remaining term of the loans. Of the remaining capacity, approximately $3.0 million is subject to additional leasing requirements at the collateral properties and certain lender requirements, which the Company has not yet satisfied. The Company also had cash and cash equivalents on hand of $34.2 million at June 30, 2003 as well as seven properties that are currently unencumbered and therefore available as potential collateral for future borrowings. The Company anticipates that cash flow from operating activities will continue to provide adequate capital for all debt service payments, recurring capital expenditures and REIT distribution requirements.

Financing and Debt

At June 30, 2003, mortgage notes payable aggregated $199.7 million and were collateralized by 24 properties and related tenant leases. Interest rates on the Company’s outstanding mortgage indebtedness ranged from 2.8% to 8.1% with maturities that ranged from August 2003 to June 2013. Taking into effect $86.9 million of notional principal under variable to fixed-rate swap agreements, $157.1 million of the portfolio, or 79%, was fixed at a 6.6% weighted average interest rate and $42.6 million, or 21% was floating at a 3.1% weighted average interest rate. Of the total outstanding debt, $73.9 million will become due by the end of 2005, with scheduled maturities of $16.1 million with a weighted average interest rate of 3.2% in 2003, none in 2004, and $57.8 million with a weighted average interest rate of 3.1% in 2005. As the Company does not anticipate having sufficient cash on hand to repay such indebtedness, it will need to refinance this indebtedness or select other alternatives based on market conditions at that time.

Back to Contents

The following summarizes the financing and refinancing transactions since March 31, 2003:

In April 2003, the Company extended an existing $7.4 million revolving facility with a bank through March 1, 2008. As of June 30, 2003, there were no outstanding amounts under this loan.

On May 30, 2003, the Company refinanced a $13.3 million loan with a bank, increasing the outstanding principal to $16.0 million. The loan, which is secured by one of the Company’s properties, requires monthly payment of interest at the fixed-rate of 5.2%. Payments of principal amortized over 30 years commences June 2005 with the loan maturing in May 2013.

The following table summarizes the Company’s mortgage indebtedness as of June 30, 2003 and December 31, 2002:

	June 30,	December 31,	Interest Rate		Properties	Payment
	2003	2002	at June 30, 2003	Maturity	Encumbered	Terms

Mortgage notes payable – variable-rate

First Union National Bank	$—	$13,388	—	—	—	—
Fleet National Bank	8,666	8,731	3.07% (LIBOR + 1.75%)	08/01/03	(1)	(16)
Metropolitan Life Insurance Company	7,482	7,577	3.31% (LIBOR + 2.00%)	11/01/03	(2)	(16)
Washington Mutual Bank, FA	51,320	56,950	3.13% (LIBOR + 1.75%)	04/01/05	(3)	(16)
Sun America Life Insurance Company	9,322	9,446	3.02% (LIBOR + 1.73%)	10/01/05	(4)	(16)
Fleet National Bank	12,098	12,187	3.07% (LIBOR + 1.75%)	01/01/07	(5)	(16)
Washington Mutual	20,382	15,637	3.23% (LIBOR + 1.85%)	01/01/07	(6)	(16)
Fleet National Bank	4,904	4,942	2.84% (LIBOR + 1.75%)	03/15/07	(7)	(16)
Fleet National Bank	6,300	6,300	2.84% (LIBOR +1.75%)	05/01/07	(8)	(16)
Fleet National Bank	9,052	9,108	3.02% (LIBOR + 1.75%)	06/01/07	(9)	(16)
Washington Mutual Bank, FA	—	—	— (LIBOR + 1.70%)	11/22/07	(10)	(16)
Fleet National Bank	—	—	— (LIBOR + 1.50%)	03/01/08	(11)	(16)

Total variable-rate debt	129,526	144,266

Mortgage notes payable – fixed-rate

Anchor National Life Insurance Company	—	3,570	—	—	—	—
SunAmerica Life Insurance Company	13,554	13,648	6.46%	07/01/07	(12)	(16)
Metropolitan Life Insurance Company	24,308	24,495	8.13%	11/01/10	(13)	(16)
Bank of America, N.A.	16,303	16,382	7.55%	01/01/11	(14)	(16)
RBS Greenwich Capital	16,000	—	5.19%	06/01/13	(15)	(17)
Total fixed-rate debt	70,165	58,095

Total mortgage debt	$199,691	$202,361

Notes:
(1)	Soundview Marketplace	(7)	Town Line Plaza	(13)	Crescent Plaza
					East End Centre

(2)	Greenridge Plaza	(8)	Gateway Shopping Center	(14)	GHTApartments/ Colony Apartments
	Luzerne Plaza

(3)	New Loudon Center
	Ledgewood Mall
	Route 6 Plaza	(9)	Smithtown Shopping Center	(15)	239 Greenwich Avenue
	Bradford Towne Centre
	Berlin Shopping Center

(4)	Village Apartments	(10)	Elmwood Park Shopping Center; no	(16)	Monthly principal and interest
			amounts outstanding under $20,000
			revolving facility

(5)	Branch Shopping Center	(11)	Marketplace of Absecon; no amounts	(17)	Interest only until 5/05;
	Abington Towne Center		outstanding under $7,400 revolving		monthly principal and
	Methuen Shopping Center		facility		interest thereafter.

(6)	Walnut Hill Plaza	(12)	Merrillville Plaza
	Bloomfield Town Square

Back to Contents

HISTORICAL CASH FLOW

The following discussion of historical cash flow compares the Company’s cash flow for the six months ended June 30, 2003 (“2003”) with the Company’s cash flow for the six months ended June 30, 2002 (“2002”).

Cash and cash equivalents were $34.2 million and $37.1 million at June 30, 2003 and 2002, respectively. The decrease of $2.9 million was a result of the following increases and decreases in cash flows:

	Six months ended June 30,

	2003	2002	Change

Net cash provided by operating activities	$9.7	$12.3	$(2.6)

Net cash used in investing activities	$(8.9)	$(4.1)	$(4.8)

Net cash used in financing activities	$(11.8)	$(49.2)	$37.4

Net cash provided by discontinued operations	$—	$43.9	$(43.9)

The variance in net cash provided by operating activities resulted from a decrease of $3.2 million in operating income before non-cash expenses in 2003, which was primarily due to $3.9 million of lease termination income received in 2002 offset by an increase in rents following the redevelopment of the Elmwood Park and Gateway shopping centers. This decrease was partially offset by a net increase in cash provided by changes in operating assets and liabilities of $576,000, primarily prepaid expenses.

The variance in net cash used in investing activities was primarily the result of a $2.5 million payment of an earnout in 2003 related to a redevelopment project, a $5.9 million investment in ASOF in 2003 and a decrease of $3.0 million in net proceeds from property sales in 2003. These increases were offset by a decrease of $3.3 million in expenditures for real estate acquisitions, development and tenant installation costs in 2003 and $3.2 million of notes collected in 2003 in connection with property sales.

The decrease in net cash used in financing activities resulted primarily from $33.4 million of cash used in 2002 for the Company’s repurchase of Common Shares and $4.7 million of additional cash used in 2002 for the net repayment of debt.

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

Item 3.     Quantitative and qualitative disclosures about market risk

The Company’s primary market risk exposure is to changes in interest rates related to the Company’s mortgage debt. See the discussion under Item 2 for certain quantitative details related to the Company’s mortgage debt.

Currently, the Company manages its exposure to fluctuations in interest rates primarily through the use of fixed-rate debt, interest rate swap agreements and LIBOR caps. The Company is a party to interest rate swap transactions to hedge the Company’s exposure to changes in interest rates with respect to $86.9 million of LIBOR based variable-rate debt. The Company also has two interest rate swaps hedging the Company’s exposure to changes in interest rates with respect to $16.3 million of LIBOR based variable-rate debt related to its investment in Crossroads.

Back to Contents

The following table sets forth information as of June 30, 2003 concerning the Company’s long-term debt obligations, including principal cash flows by scheduled maturity and weighted average interest rates of maturing amounts (amounts in millions):

Consolidated mortgage debt:

Year	Scheduled amortization	Maturities	Total	Weighted average interest rate of maturing debt

2003	$1.8	$16.1	$17.9	3.2%
2004	3.5	—	3.5	n/a
2005	2.7	57.8	60.5	3.1%
2006	2.4	—	2.4	n/a
2007	1.3	61.0	62.3	3.8%
Thereafter	4.0	49.1	53.1	7.1%

	$15.7	$184.0	$199.7

Mortgage debt in unconsolidated partnerships (at Company’s pro rata share):

Year	Scheduled amortization	Maturities	Total	Weighted average interest rate of maturing debt

2003- 2006	$4.4	$—	$4.4	n/a
2007	1.3	16.0	17.3	6.9%
Thereafter	4.6	14.1	18.7	6.0%

	$10.3	$30.1	$40.4

Of the Company’s total outstanding debt, $16.1 million will become due at maturity through the end of 2003. As the Company intends on refinancing some or all of such debt at the then-existing market interest rates which may be greater than the current interest rate, the Company’s interest expense would increase by approximately $161,000 annually if the interest rate on the refinanced debt increased by 100 basis points. Furthermore, interest expense on the Company’s variable debt as of June 30, 2003 would increase by $426,000 annually for a 100 basis point increase in interest rates. The Company may seek additional variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, the Company would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.

Item 4.     Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures.     The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

(b)  Internal Control Over Financial Reporting.     There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Back to Contents

Part II.     Other Information

Item 1.     Legal Proceedings

There have been no material legal proceedings beyond those previously disclosed in the Registrants’ filed Annual Report on Form 10-K for the year ended December 31, 2002.

Item 2.     Changes in Securities

Certain limited partners converted 1,871,583 Common OP Units into Common Shares on a one-for-one basis during the six months ended June 30, 2003.

Item 3.     Defaults Upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

On June 25, 2003, the Company held its annual meeting of shareholders. The shareholders voted, in person or by proxy for the following proposals. The results of the voting are shown below:

Proposal 1 —

Election of Trustees:

	Votes Cast For	Votes Withheld

Kenneth F. Bernstein	21,257,958	100,900
Ross Dworman	21,248,215	110,643
Martin L. Edelman, Esq.	20,681,466	677,392
Alan S. Forman	21,262,866	95,992
Marvin J. Levine, Esq.	20,681,466	677,392
Lawrence J. Longua	20,689,566	669,292
Gregory A. White	20,687,492	671,366
Lee S. Wielansky	20,689,366	669,492

Proposal 2 —

The ratification of the appointment of Ernst & Young, LLP as independent auditors for the Company for the fiscal year ending December 31, 2003:

Votes Cast For	Votes Against	Abstain

20,662,779	691,183	4,895

Proposal 3 —

Approval of the Acadia Realty Trust 2003 Share Incentive Plan:

Votes Cast For	Votes Against	Abstain

16,151,826	2,032,642	11,091

Proposal 4 —

Approval of the Acadia Realty Trust Employee Stock Purchase Plan:

Votes Cast For	Votes Against	Abstain

18,023,477	159,570	12,513

Back to Contents

Item 5.     Other Information

None

Item 6.     Exhibits and Reports on Form 8-K

(a)     Exhibits

No.	Description

10.7	Acadia Realty Trust 2003 Share Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A dated April 24, 2003)
10.8	Acadia Realty Trust 2003 Employee Stock Purchase Plan (incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A dated April 24, 2003)
31.1	Certification of Chief Executive Officer pursuant to rule 13a – 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to rule 13a – 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(b)   Reports on Form 8-K

The following Form 8-K’s were filed, or furnished as noted in the applicable Form 8-K, for the quarter ended June 30, 2003:

1)	Form 8-K filed April 24, 2003 (earliest event April 24, 2003), reporting in Item 5 a press release issued announcing that it had filed a Form S-3 shelf registration statement with the Securities and Exchange Commission.

1)	Form 8-K filed April 30, 2003 (earliest event April 30, 2003), reporting in Item 9 a press release announcing the consolidated financial results for the quarter ended March 31, 2003.

2)	Form 8-K filed May 2, 2003 (earliest event May 1, 2003), reporting in Item 9 certain supplemental information concerning the ownership, operations and portfolio of the Registrant as of March 31, 2003 as made available as an exhibit to the filing.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACADIA REALTY TRUST

Dated: August 12, 2003

/s/ Kenneth F. Bernstein

Kenneth F. Bernstein
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Michael Nelsen

Michael Nelsen
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)