Form 10-Q
period 2003-09-30
ACADIA REALTY TRUST
filed 2003-11-12
CIK 899629

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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
YES        NO

As of November 11, 2003, there were 27,321,766 common shares of beneficial interest, par value $.001 per share, outstanding.

Back to Contents

ACADIA REALTY TRUST AND SUBSIDIARIES
FORM 10-Q
INDEX

Back to Contents

Part I.      Financial Information

Item 1.     Financial Statements

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	September 30, 2003 (unaudited)	December 31, 2002
ASSETS
Real estate:
Land	$54,890	$54,890
Buildings and improvements	365,941	352,359
Construction in progress	4,750	6,629

	425,581	413,878
Less: accumulated depreciation	(94,962)	(85,062)

Net real estate	330,619	328,816
Cash and cash equivalents	29,631	45,168
Cash in escrow	4,079	3,447
Investments in unconsolidated partnerships	12,930	6,164
Rents receivable, net	8,976	6,959
Notes receivable	3,563	6,795
Prepaid expenses	3,206	2,042
Due from related parties	992	—
Deferred charges, net	9,795	10,360
Other assets	1,630	1,184

	$405,421	$410,935

LIABILITIES AND SHAREHOLDERS’ EQUITY
Mortgage notes payable	$198,777	$202,361
Accounts payable and accrued expenses	10,892	8,528
Dividends and distributions payable	4,191	3,744
Due to related parties	—	174
Deferred gain on sale of properties	—	1,212
Interest rate swaps payable	5,083	5,470
Other liabilities	2,694	2,998

Total liabilities	221,637	224,487

Minority interest in Operating Partnership	8,435	22,745
Minority interests in majority-owned partnerships	1,842	2,380

Total minority interests	10,277	25,125

Shareholders’ equity:
Common shares, $.001 par value, authorized 100,000,000
shares, issued and outstanding 27,321,766 and
25,257,178 shares, respectively	27	25
Additional paid-in capital	182,711	170,851
Accumulated other comprehensive loss	(6,552)	(6,874)
Deficit	(2,679)	(2,679)

Total shareholders’ equity	173,507	161,323

	$405,421	$410,935

See accompanying notes

Back to Contents

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(unaudited)
(in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

Revenues
Minimum rents	$12,635	$12,175	$37,350	$35,896
Percentage rents	156	161	545	602
Expense reimbursements	3,012	2,795	9,625	8,061
Lease termination income	—	—	—	3,945
Other property income	169	144	481	453
Other	732	933	3,293	2,800

Total revenues	16,704	16,208	51,294	51,757

Operating Expenses
Property operating	2,957	2,830	10,700	8,213
Real estate taxes	2,288	2,191	6,297	6,281
General and administrative	2,786	2,160	7,931	7,287
Depreciation and amortization	3,788	3,701	11,277	10,959
Abandoned project costs	—	274	—	274

Total operating expenses	11,819	11,156	36,205	33,014

Operating income	4,885	5,052	15,089	18,743
Equity in earnings of unconsolidated partnerships	629	101	1,777	325
(Loss) gain on sale of land	(25)	—	1,187	1,530
Interest expense	(2,882)	(2,781)	(8,413)	(8,207)
Minority interest	(183)	(383)	(1,310)	(2,346)

Income from continuing operations	2,424	1,989	8,330	10,045

Discontinued operations:
Operating income from discontinued operations	—	123	—	1,014
Impairment of real estate	—	(197)	—	(197)
(Loss) gain on sale of properties	—	(49)	—	1,783
Minority interest	—	15	—	(476)

(Loss) income from discontinued operations	—	(108)	—	2,124

Net income	$2,424	$1,881	$8,330	$12,169

Back to Contents

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(unaudited)
(in thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2003	2002	2003	2002

Basic earnings per share:
Income from continuing operations	$0.09	$0.08	$0.32	$0.40
Income from discontinued operations	—	—	—	0.08

Basic earnings per share	$0.09	$0.08	$0.32	$0.48

Diluted earnings per share:
Income from continuing operations	$0.09	$0.08	$0.31	$0.40
Income from discontinued operations	—	—	—	0.08

Diluted earnings per share	$0.09	$0.08	$0.31	$0.48

See accompanying notes

Back to Contents

   ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(unaudited)
(in thousands)
	Nine months ended
	September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$8,330	$10,045
Adjustments to reconcile income from
continuing operations to net cash
provided by operating activities:
Depreciation and amortization	11,277	10,959
Gain on sale of land	(1,187)	(1,530)
Minority interests	1,310	2,346
Abandoned project costs	—	274
Equity in earnings of unconsolidated partnerships	(1,777)	(325)
Provision for bad debts	209	287
Changes in assets and liabilities:
Funding of escrows, net	(630)	(407)
Rents receivable	(2,149)	(901)
Prepaid expenses	(1,164)	(3,251)
Other assets	(681)	161
Accounts payable and accrued expenses	583	1,362
Due to/from related parties	(1,166)	371
Other liabilities	(331)	(685)

Net cash provided by operating activities	12,624	18,706

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for real estate and improvements	(6,990)	(11,817)
Payment of accrued expense related to redevelopment project	(2,488)	—
Contributions to unconsolidated partnerships	(5,730)	(2,341)
Distributions from unconsolidated partnerships	1,059	720
Net proceeds from sale of property	—	2,974
Collections on purchase money notes	3,232	34,780
Payment of deferred leasing costs	(377)	(549)

Net cash (used in) provided by investing activities	(11,294)	23,767

Back to Contents

      ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(unaudited)
(in thousands)

	Nine months ended
	September 30,
	2003	2002
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on mortgages	$(24,584)	$(15,958)
Proceeds received on mortgage notes	21,000	7,758
Payment of deferred financing and other costs	(233)	(477)
Dividends paid	(10,919)	(9,874)
Distributions to minority interests in Operating Partnership	(1,042)	(1,585)
Distributions on preferred Operating Partnership Units	(149)	(149)
Distributions to minority interests in majority-owned
partnerships	(940)	(94)
Repurchase of Common Shares	—	(33,420)

Net cash used in financing activities	(16,867)	(53,799)

Cash flows from discontinued operations:
Net cash provided by discontinued operations	—	5,008

Decrease in cash and cash equivalents	(15,537)	(6,318)
Cash and cash equivalents, beginning of period	45,168	34,138

Cash and cash equivalents, end of period	$29,631	$27,820

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amounts
capitalized of $324 and $720, respectively	$8,360	$7,931

See accompanying notes

Back to Contents

    ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(in thousands, except per share amounts)

1.       THE COMPANY

Acadia Realty Trust (the “Company”) is a fully integrated and self-managed real estate investment trust (“REIT”) focused primarily on the ownership, acquisition, redevelopment and management of neighborhood and community shopping centers.

All of the Company’s assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership (the “Operating Partnership”) and its majority-owned partnerships. As of September 30, 2003, the Company controlled 96% of the Operating Partnership as the sole general partner.

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

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

3.       RECENT ACCOUNTING STANDARDS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”. FIN 46 provides guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, non-controlling interest, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds a variable interest in an entity will be required to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receives a majority of the entity’s expected residual returns, if they occur. The consolidation requirement of FIN 46 is effective for interim periods ending after December 15, 2003. The Company has evaluated all of its unconsolidated joint venture relationships and has determined that such interests do not require consolidation pursuant to FIN 46.

In April 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This statement amends and clarifies financial reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 had no impact on the Company’s consolidated financial statements.

Back to Contents

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

3.       RECENT ACCOUNTING STANDARDS, continued

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity”. This statement establishes how an issuer classifies and measures certain financial instruments that have characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of SFAS No. 150 as a liability because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective on July 1, 2003 (under certain circumstances paragraphs 9 and 10 of SFAS No. 150 have been deferred for an indefinite period). The adoption of SFAS No. 150 had no impact on the Company’s consolidated financial statements.

4.       EARNINGS PER COMMON SHARE

Basic earnings per share was determined by dividing the net income applicable to common shareholders for the period by the weighted average number of Common Shares outstanding during each period consistent with SFAS No. 128. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Shares were exercised or converted into Common Shares or resulted in the issuance of Common Shares that then shared in the earnings of the Company. The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
Numerator:	2003	2002	2003	2002
Income from continuing operations – basic
earnings per share	$2,424	$1,989	$8,330	$10,045
Effect of dilutive securities:
Preferred OP Unit distributions	50	50	150	150

Numerator for diluted earnings per share	$2,474	$2,039	$8,480	$10,195

Denominator:
Weighted average shares – basic earnings per share	27,236	24,974	26,338	25,370
Effect of dilutive securities:
Employee stock options and restricted shares	769	250	509	183
Convertible Preferred OP Units	295	295	295	295

Dilutive potential Common Shares	1,064	545	804	478

Denominator for diluted earnings per share	28,300	25,519	27,142	25,848

Basic earnings per share from continuing
operations	$0.09	$0.08	$0.32	$0.40

Diluted earnings per share from continuing
operations	$0.09	$0.08	$0.31	$0.40

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

Back to Contents

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

5.       STOCK-BASED COMPENSATION

Effective January 1, 2002, the Company adopted the fair value method of recording stock-based compensation contained in SFAS No. 123. As such, all vested stock options granted after December 31, 2001 will be reflected as compensation expense in the Company’s consolidated financial statements over their vesting period based on the fair value at the date the stock-based compensation was granted. Under SFAS No. 123, companies may elect to choose from three alternative transition methods as it relates to the adoption of the fair value basis method of accounting for employee stock options. The Company has elected the prospective method whereby compensation expense will be recognized only for those options issued after December 31, 2001.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value based method of accounting for stock-based employee compensation for vested stock options granted prior to January 1, 2002:

	Three months ended		Nine months ended
	September 30,		September 30,
	2003	2002	2003	2002
Net income:
As reported	$2,424	$1,881	$8,330	$12,169

Pro forma	$2,424	$1,874	$8,330	$12,148

Basic earnings per share
As reported	$0.09	$0.08	$0.32	$0.48

Pro forma	$0.09	$0.08	$0.32	$0.48

Diluted earnings per share
As reported	$0.09	$0.08	$0.31	$0.48

Pro forma	$0.09	$0.08	$0.31	$0.48

6.       COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the three months ended September 30, 2003 and 2002 totaled $4,033 and $(2,269), respectively, and was comprised of net income of $2,424 and $1,881, respectively, and other comprehensive income (loss) related to the changes in the fair value of derivative instruments of $1,609 and $(4,150), respectively. Comprehensive income for the nine months ended September 30, 2003 and 2002 totaled $8,652 and $6,867, respectively, and was comprised of net income of $8,330 and $12,169, respectively, and other comprehensive income (loss) related to the changes in the fair value of derivative instruments of $322 and $(5,302), respectively. The following table sets forth the change in accumulated other comprehensive loss for the period since December 31, 2002:

Balance at December 31, 2002	$6,874
Unrealized gain on valuation of swap agreements	(322)

Balance at September 30, 2003	$6,552

As of September 30, 2003, the balance in accumulated other comprehensive loss was comprised of unrealized losses on the valuation of swap agreements.

7.       DISCONTINUED OPERATIONS

A significant component of the Company’s business plan in prior years was the disposition of non-core real estate assets. During 2002, the Company sold 20 shopping centers under this initiative which was completed in 2002.

Consistent with SFAS No. 144, the results of discontinued operations are reported separately as discontinued operations for the three and nine months ended September 30, 2002. Revenues from discontinued operations for the three and nine months ended September 30, 2002 totaled $621 and $6,083, respectively.

Back to Contents

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

8.       SHAREHOLDERS’ EQUITY AND MINORITY INTERESTS

The following table summarizes the change in the shareholders’ equity and minority interests since December 31, 2002:

	Shareholders’ Equity	Minority interest in Operating Partnership (1)	Minority interest in majority- owned Partnerships

Balance at December 31, 2002	$161,323	$22,745	$2,380
Conversion of 2,056,504 Operating Partnership Units into Common Shares by
minority interests	14,883	(14,883)	—
Issuance of 34,841 Operating Partnership Units	—	262	—
Dividends and distributions declared of $0.435 per Common Share and
Operating Partnership Unit	(11,610)	(796)	—
Cash flow distribution	—	—	(940)
Net income for the period January 1 through September 30, 2003	8,330	758	402
Other comprehensive income – Unrealized loss on valuation of swap agreements
from unconsolidated partnerships	322	349	—
Employee restricted share awards	259	—	—

Balance at September 30, 2003	$173,507	$8,435	$1,842

Notes:
(1)	Net income attributable to minority interest in Operating Partnership and distributions do not include a distribution on Preferred OP Units of $150.

Minority interest in Operating Partnership represent the limited partners’ interest of 1,141,317 and 3,372,080 units in the Operating Partnership (“Common OP Units”) at September 30, 2003 and 2002, respectively, and 2,212 units of preferred limited partnership interests (“Preferred OP Units”), with a nominal value of $1,000 per unit, which are entitled to a preferred quarterly distribution of $22.50 per unit (9% annually). Minority interests in majority-owned partnerships represent third-party interests in three partnerships in which the Company has a majority ownership position.

Certain limited partners converted 2,056,504 Common OP Units into Common Shares on a one-for-one basis during the nine months ended September 30, 2003.

As of December 31, 2002, the Company was obligated to issue Common OP Units and cash valued at $2,750 to certain limited partners in connection with the RDC Transaction. The payment was due upon the commencement of rental payments from a designated tenant at one of the properties acquired in the RDC Transaction. During the nine months ended September 30, 2003, Ross Dworman, a trustee of the Company, received 34,841 of these Common OP Units through various affiliated entities in connection with this obligation.

During the quarter ended September 30, 2003, the Board of Trustees approved a resolution permitting one of its institutional shareholders, which currently owns 6% of the Company’s outstanding Common Shares, to acquire additional shares through open market purchases. This waiver of the Company’s Common Share ownership limitation, which was approved in response to a request from this institutional investor, will permit this shareholder to acquire up to an additional 3.7% of the Company’s Common Shares through March 31, 2004, or an aggregate of up to 9.7% of the Company’s Common Shares.

Back to Contents

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

9.       INVESTMENTS IN PARTNERSHIPS

Crossroads

The Company owns a 49% interest in the Crossroads Joint Venture and Crossroads II (collectively “Crossroads”), which collectively own a 311,000 square foot shopping center in White Plains, New York. The Company accounts for its investment in Crossroads using the equity method. Summary financial information of Crossroads and the Company’s investment in and share of income from Crossroads follows:

	September 30,	December 31,
	2003	2002
Balance Sheets
Assets:
Rental property, net	$7,264	$7,603
Other assets	3,614	3,536

Total assets	$10,878	$11,139

Liabilities and partners’ equity:
Mortgage note payable	$33,120	$33,575
Other liabilities	5,311	5,832
Partners’ equity	(27,553)	(28,268)

Total liabilities and partners’ equity	$10,878	$11,139

Company’s investment in Crossroads	$3,281	$3,241

	Three months ended		Nine months ended
	September 30,		September 30,
	2003	2002	2003	2002
Statements of Income
Total revenues	$2,029	$1,777	$6,125	$5,175
Operating and other expenses	616	595	1,817	1,565
Interest expense	629	737	1,907	2,062
Depreciation and amortization	140	136	424	409

Net income	$644	$309	$1,977	$1,139

Company’s share of net income	$317	$191	$994	$615
Amortization of excess investment (see below)	98	98	294	294

Income from Crossroads	$219	$93	$700	$321

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

ASOF owns five shopping centers comprising 1.3 million square feet. In addition, ASOF and an unaffiliated joint venture party own a 1.0 million square foot supermarket portfolio consisting of twenty five anchor-only leases with either Kroger or Safeway Supermarkets.

The Company accounts for its investment in ASOF using the equity method. Summary financial information of ASOF and the Company’s investment in and share of income from ASOF is as follows:

	September 30,	December 31,
	2003	2002
Balance Sheets
Assets:
Rental property, net	$175,585	$28,046
Other assets	3,952	5,977

Total assets	$179,537	$34,023

Liabilities and partners’ equity:
Mortgage notes payable	$120,970	$18,450
Other liabilities	13,946	2,418
Partners’ equity	44,621	13,155

Total liabilities and partners’ equity	$179,537	$34,023

Company’s investment in ASOF	$9,649	$2,923

	Three months ended		Nine months ended
	September 30,		September 30,
	2003	2002	2003	2002
Statements of Operations
Total revenues	$6,754	$131	$18,875	$132
Operating and other expenses	1,039	32	3,297	51
Management and other fees	562	338	1,607	1,013
Interest expense	1,711	41	4,692	41
Depreciation and amortization	2,126	23	5,922	23
Minority interest	36	—	118	—

Net income (loss)	$1,280	$(303)	$3,239	$(996)

Company’s share of net
income (loss) after adjusting
for intercompany fees	$410	$8	$1,077	$4

Back to Contents

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

10.       DERIVATIVE FINANCIAL INSTRUMENTS

The following table summarizes the notional values and fair values of the Company’s derivative financial instruments as of September 30, 2003. The notional value does not represent exposure to credit, interest rate or market risks.

Hedge Type	Notional Value	Interest Rate	Maturity	Fair Value

LIBOR Swap (1)	$11,974	5.94%	6/16/07	$(1,430)
LIBOR Swap (1)	5,000	6.48%	6/16/07	(694)

				(2,124)

LIBOR Swap	30,000	4.80%	4/1/05	(1,544)
LIBOR Swap	20,000	4.53%	10/1/06	(1,342)
LIBOR Swap	9,022	4.47%	6/1/07	(597)
LIBOR Swap	15,657	4.32%	1/1/07	(947)
LIBOR Swap	12,112	4.11%	1/1/07	(653)

				(5,083)

				$(7,207)

Notes:
(1)	Relates to the Company’s investment in Crossroads. These swaps effectively fix the interest rate on the Company’s pro rata share of mortgage debt. The fair values of these instruments are reflected as components of the Company’s investment in Crossroads in the accompanying consolidated financial statements.

11.      RELATED PARTY TRANSACTIONS

The Company currently manages one property in which a shareholder of the Company has an ownership interest for which the Company earns a management fee of 3% of tenant collections. Management fees earned by the Company under this contract aggregated $52 and $167 for the three and nine months ended September 30, 2003, respectively, and $50 and $163 for the three and nine months ended September 30, 2002, respectively.

The Company also earns certain management and service fees from ASOF (note 9). Such fees earned by the Company (after adjusting for intercompany fees) aggregated $437 and $1,251 for the three and nine months ended September 30, 2003, respectively, and $267 and $793 for the three and nine months ended September 30, 2002, respectively.

During the nine months ended September 30, 2003, Ross Dworman, a trustee of the Company, received 34,841 Common OP Units (Note 8).

12.       DIVIDENDS AND DISTRIBUTIONS PAYABLE

On September 18, 2003, the Board of Trustees of the Company approved and declared a quarterly cash dividend for the quarter ended September 30, 2003 of $0.145 per Common Share and Common OP Unit. The dividend was paid on October 15, 2003 to shareholders of record as of September 30, 2003. The Board of Trustees also approved a distribution of $22.50 per Preferred OP Unit, which was paid on October 15, 2003.

Back to Contents

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

13.      SEGMENT REPORTING

The Company has two reportable segments: retail properties and multi-family properties. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates property performance primarily based on net operating income before depreciation, amortization and certain nonrecurring items. The reportable segments are managed separately due to the differing nature of the leases and property operations associated with the retail versus residential tenants. The following table sets forth certain segment information for the Company as of and for the three and nine months ended September 30, 2003 and 2002 (does not include unconsolidated partnerships):

Nine months ended September 30, 2003

	Retail	Multi-Family	All
	properties	properties	other	Total

Revenues	$42,571	$5,430	$3,293	$51,294
Property operating expenses and real estate taxes	13,925	3,072	—	16,997

Net property income before depreciation, amortization, and certain
nonrecurring items	$28,646	$2,358	$3,293	$34,297

Depreciation and amortization	$10,054	$988	$235	$11,277

Interest expense	$7,264	$1,149	$—	$8,413

Real estate at cost	$386,100	$39,481	$—	$425,581

Total assets	$355,699	$36,792	$12,930	$405,421

Gross leasable area (multi-family – 1,474 units)	5,152	1,207	—	6,359

Expenditures for real estate and improvements	$5,905	$1,085	$—	$6,990

Revenues
Total revenues for reportable segments	$52,503
Elimination of intersegment management fee income	(984)
Elimination of intersegment asset management fee income	(225)

Total consolidated revenues	$51,294

Property operating expenses and real estate taxes
Total property operating expenses and real estate taxes for reportable segments	$17,849
Elimination of intersegment management fee expense	(852)

Total consolidated expenses	$16,997

Reconciliation to net income before extraordinary item
Net property income before depreciation,
amortization and certain nonrecurring items	$34,297
Depreciation and amortization	(11,277)
General and administrative	(7,931)
Equity in earnings of unconsolidated partnerships	1,777
Interest expense	(8,413)
Minority interest	(1,310)
Gain on sale of land	1,187

Net income	$8,330

Back to Contents

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

13.       SEGMENT REPORTING, continued

Three months ended September 30, 2003

	Retail	Multi-Family	All
	properties	properties	other	Total

Revenues	$14,130	$1,842	$732	$16,704
Property operating expenses and real estate taxes	4,135	1,110	—	5,245

Net property income before depreciation, amortization and certain
nonrecurring items	$9,995	$732	$732	$11,459

Depreciation and amortization	$3,361	$339	$88	$3,788

Interest expense	$2,500	$382	$—	$2,882

Expenditures for real estate and improvements	$2,298	$388	$—	$2,686

Revenues
Total revenues for reportable segments	$17,102
Elimination of intersegment management fee income	(323)
Elimination of intersegment asset management fee income	(75)

Total consolidated revenues	$16,704

Property operating expenses and real estate taxes
Total property operating expenses and real estate taxes for reportable
segments	$5,519
Elimination of intersegment management fee expense	(274)

Total consolidated expenses	$5,245

Reconciliation to net income before extraordinary item
Net property income before depreciation, amortization and certain
nonrecurring items	$11,459
Depreciation and amortization	(3,788)
General and administrative	(2,786)
Equity in earnings of unconsolidated partnerships	629
Interest expense	(2,882)
Minority interest	(183)
Loss on sale of land	(25)

Net income	$2,424

Back to Contents

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

13.       SEGMENT REPORTING, continued

Nine months ended September 30, 2002

		Multi-
	Retail	Family	All
	properties	properties	other	Total

Revenues	$39,816	$5,196	$6,745	$51,757
Property operating expenses and real estate taxes	11,836	2,658	—	14,494

Net property income before depreciation, amortization and certain
nonrecurring items	$27,980	$2,538	$6,745	$37,263

Depreciation and amortization	$9,826	$888	$245	$10,959

Interest expense	$6,980	$1,227	$—	$8,207

Real estate at cost	$370,444	$38,118	$—	$408,562

Total assets	$371,679	$36,301	$5,697	$413,677

Gross leasable area (multi-family – 1,474 units)	5,031	1,207	—	6,238

Expenditures for real estate and improvements	$11,040	$777	$—	$11,817

Revenues
Total revenues for reportable segments	$52,756
Elimination of intersegment management fee income	(774)
Elimination of intersegment asset management fee income	(225)

Total consolidated revenues	51,757

Property operating expenses and real estate taxes
Total property operating expenses and real estate taxes for reportable segments	$15,268
Elimination of intersegment management fee expense	(774)

Total consolidated expenses	$14,494

Reconciliation to net income
Net property income before depreciation, amortization and certain
nonrecurring items	$37,263
Depreciation and amortization	(10,959)
General and administrative	(7,287)
Abandoned project costs	(274)
Equity in earnings of unconsolidated partnerships	325
Interest expense	(8,207)
Minority interest	(2,346)
Income from discontinued operations	2,124
Gain on sale of land	1,530

Net income	$12,169

Back to Contents

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

13.       SEGMENT REPORTING, continued

Three months ended September 30, 2002

	Retail properties	Multi-Family properties	All other	Total

Revenues	$13,574	$1,722	$912	$16,208
Property operating expenses and real estate taxes	4,040	981	—	5,021

Net property income before depreciation, amortization and certain
nonrecurring items	$9,534	$741	$912	$11,187

Depreciation and amortization	$3,326	$302	$73	$3,701

Interest expense	$2,372	$409	$—	$2,781

Expenditures for real estate and improvements	$4,447	$282	$—	$4,729

Revenues
Total revenues for reportable segments	$16,541
Elimination of intersegment management fee income	(258)
Elimination of intersegment asset management fee income	(75)

Total consolidated revenues	$16,208

Property operating expenses and real estate taxes
Total property operating expenses and real estate taxes for reportable
segments	$5,279
Elimination of intersegment management fee expense	(258)

Total consolidated expenses	$5,021

Reconciliation to net income
Net property income before depreciation, amortization and certain
nonrecurring items	$11,187
Depreciation and amortization	(3,701)
General and administrative	(2,160)
Abandoned project costs	(274)
Equity in earnings of unconsolidated partnerships	101
Interest expense	(2,781)
Minority interest	(383)
Loss from discontinued operations	(108)

Net income	$1,881

14.       SUBSEQUENT EVENTS

On October 27, 2003, the Company paid off maturing loans totaling $7,418 loan, which were secured by two of the Company’s properties.

Back to Contents

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is based on the consolidated financial statements of the Company as of September 30, 2003 and 2002 and for the three and nine months then ended. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto. Certain amounts for the three and nine months ended September 30, 2003 have been reclassified to conform to the current presentation.

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

Valuation of Property Held for Use and Sale

On a quarterly basis, the Company reviews both the carrying value of properties held for use and for sale. The Company records impairment losses and reduces the carrying value of properties when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases where the Company does not expect to recover its carrying costs on properties held for use, the Company reduces its carrying cost to fair value, and for properties held for sale, the Company reduces its carrying value to the fair value less costs to sell. Management does not believe that the values of its properties within the portfolio are impaired as of September 30, 2003.

Bad Debts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make payments on arrearages in billed rents, as well as the likelihood that tenants will not have the ability to make payment on unbilled rents including estimated expense recoveries and straight-line rent. As of September 30, 2003, the Company had recorded an allowance for doubtful accounts of $2.4 million. If the financial condition of the Company’s tenants were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2003 (“2003”) to the three months ended September 30, 2002 (“2002”)

Total revenues increased $496,000, or 3%, to $16.7 million for 2003 compared to $16.2 million for 2002.

Minimum rents increased $460,000, or 4%, to $12.6 million for 2003 compared to $12.1 million for 2002. This increase was attributable to an increase in rents following the redevelopment of the Elmwood Park and Gateway shopping centers and an increase in rents from re-tenanting activities across the portfolio. These increases were partially offset by a decrease in rents following Ames Department Stores’ bankruptcy.

In total, expense reimbursements increased $217,000, or 8%, from $2.8 million for 2002 to $3.0 million for 2003. Common area maintenance (“CAM”) expense reimbursements increased $129,000, or 13%, from $1.0 million in 2002 to $1.1 million in 2003. This resulted primarily from tenant reimbursement of higher insurance costs experienced throughout the portfolio. Real estate tax reimbursements increased $88,000, primarily from tenant reimbursement of higher real estate taxes across the portfolio.

Other income decreased $201,000 to $732,000 in 2003 compared to $933,000 for 2002. This was primarily a result of a decrease in interest income during 2003 due to lower interest earning assets, including cash on hand and notes receivable. This decrease was partially offset by an increase of $175,000 in management fee income received from ASOF in 2003.

Total operating expenses increased $663,000, or 6%, to $11.8 million for 2003, from $11.1 million for 2002.

Property operating expenses increased $127,000, or 4%, to $2.9 million for 2003 compared to $2.8 million for 2002. This was primarily a result of general increases in property and liability insurance costs throughout the portfolio for 2003.

Real estate taxes increased $97,000, or 4%, from $2.2 million in 2002 to $2.3 million in 2003 primarily due to higher real estate taxes experienced throughout the portfolio.

General and administrative expense increased $626,000, or 29%, from $2.2 million for 2002 to $2.8 million for 2003. This increase was attributable to additional third party professional fees and to a lesser degree, other costs paid in 2003. In addition, the Company recognized additional compensation expense of $190,000 in 2003 related to stock-based compensation.

Depreciation and amortization expense increased $87,000, or 2%, from $3.7 million in 2002 to $3.8 million in 2003. Depreciation expense increased $367,000. This was a result of increased depreciation expense following the Elmwood Park and Gateway redevelopment projects being placed in service late 2002 and 2003. Amortization expense decreased $280,000, which was primarily attributable to the write off of deferred leasing costs during 2002 related to certain tenant leases.

Interest expense of $2.9 million for 2003 increased $101,000, or 4%, from $2.8 million for 2002. This was primarily attributable to a decrease of $204,000 in capitalized interest for 2003. This increase was offset by a $38,000 decrease as a result of lower average interest rates on the portfolio debt for 2003 and a $65,000 decrease resulting from lower average outstanding borrowings during 2003.

Comparison of the nine months ended September 30, 2003 (“2003”) to the nine months ended September 30, 2002 (“2002”)

Total revenues decreased $463,000, or 1%, to $51.3 million for 2003 compared to $51.8 million for 2002.

Minimum rents increased $1.5 million, or 4%, to $37.4 million for 2003 compared to $35.9 million for 2002. The increases were attributable to those factors previously discussed for the three months ended September 30, 2003.

In total, expense reimbursements increased $1.6 million, or 19%, from $8.0 million for 2002 to $9.6 million for 2003. CAM expense reimbursements, which comprise the majority of the variance between the periods, increased $1.5 million, or 51%, from $3.0 million in 2002 to $4.5 million in 2003. This resulted primarily from tenant reimbursements of higher snow removal costs following the harsh winter of 2003 as well as tenant reimbursements of higher insurance costs throughout the portfolio.

Lease termination income of $3.9 million in 2002 was primarily the result of the settlement of the Company’s claim against a former tenant.

Other income increased $493,000, or 18%, to $3.3 million in 2003 compared to $2.8 million for 2002. This was primarily due to a lump sum additional rent payment of $1.2 million received from a former tenant during 2003 in connection with the re-anchoring of the Branch Plaza and an increase of $412,000 in management fee income received from ASOF in 2003. These increases were partially offset by a decrease in interest income during 2003 due to lower interest earning assets, including cash on hand and notes receivable.

Total operating expenses increased $3.2 million, or 10%, to $36.2 million for 2003, from $33.0 million for 2002.

Property operating expenses increased $2.5 million, or 30%, to $10.7 million for 2003, compared to $8.2 million for 2002. This was a result primarily of higher snow removal costs following the harsh winter of 2003 and higher insurance costs throughout the portfolio.

Real estate taxes remained unchanged in 2003 due to a combination of higher real estate taxes throughout the portfolio and a 2002 adjustment of accrued real estate taxes for an acquired property. An indicated reassessment and resultant increase in taxes for this property as anticipated by the Company at the time of acquisition did not materialize. These increases were primarily offset by a real estate tax refund received in 2003 related to the appeal of taxes paid in prior years at the Greenridge Plaza.

General and administrative expense increased $644,000, or 9%, to $7.9 million for 2003, compared to $7.3 million for 2002. This increase was primarily attributable to amounts paid to the former Chief Financial Officer upon his resignation plus those factors previously discussed for the three months ended September 30, 2003. These increases were offset by additional costs paid in 2002 related to the Company’s tender offer and repurchase of its Common Shares.

Back to Contents

Depreciation and amortization expense increased $318,000, or 3%, from $11.0 million in 2002 to $11.3 million in 2003. Depreciation expense increased $747,000. This increase was the result of those factors previously discussed for the three months ended September 30, 2003. Amortization expense decreased $429,000, which was the result of those factors mentioned for the three months ended September 30, 2003.

Interest expense of $8.4 million for 2003 increased $206,000, or 3%, from $8.2 million for 2002. Of the increase, $155,000 was the result of a higher average interest rate on the portfolio debt for 2003 and $397,000 was attributable to a decrease in capitalized interest in 2003. These increases were offset by a $346,000 decrease resulting from lower average outstanding borrowings during 2003.

Operating income from discontinued operations decreased $2.1 million due to the timing of property sales in 2002.

Funds from Operations

The Company considers funds from operations (“FFO”) as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) to be an appropriate supplemental disclosure of operating performance for an equity REIT due to its widespread acceptance and use within the REIT and analyst communities. FFO is presented to assist investors in analyzing the performance of the Company. It is helpful as it excludes various items included in net income that are not indicative of the operating performance, such as gains (or losses) from sales of property and depreciation and amortization. However, the Company’s method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO does not represent cash generated from operations as defined by generally accepted accounting principles (“GAAP”) and is not indicative of cash available to fund all cash needs, including distributions. It should not be considered as an alternative to net income for the purpose of evaluating the Company’s performance or to cash flows as a measure of liquidity. Consistent with the NAREIT definition, the Company defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of depreciated property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. The Company historically has added back impairments in real estate in calculating FFO, in accordance with prior NAREIT guidance. However, NAREIT, based on discussions with the SEC, has provided revised guidance that provides that impairments should not be added back to net income in calculating FFO. As such, historical FFO has been restated consistent with this revised guidance.

The reconciliation of net income to FFO for the three and nine months ended September 30, 2003 and 2002 is as follows (amounts in thousands):

	Three months ended September 30,		Nine months ended September 30,

	2003	2002	2003	2002

Net income	$2,424	$1,881	$8,330	$12,169
Depreciation of real estate and
amortization of leasing costs:
Wholly-owned and consolidated
partnerships	3,571	3,540	10,541	11,680
Unconsolidated partnerships	547	163	1,557	479
Income attributable to Minority
interest in Operating Partnership (1)	117	276	758	1,980
Loss (gain) on sale of properties (2)	—	49	—	(1,783)

Funds from operations	6,659	5,909	21,186	24,525
Less: Funds from operations –
Discontinued operations (3)	—	(276)	—	(2,575)

Funds from operations –
Continuing operations	$6,659	$5,633	$21,186	$21,950

Cash flow information
Cash flows provided by (used in):
Operating activities	—	—	$12,624	$18,706
Investing activities	—	—	$(11,294)	$23,767
Financing activities	—	—	$(16,867)	$(53,799)

Notes:
(1)	Does not include distributions paid to Preferred OP Unitholders.
(2)	FFO for the nine months ended September 30, 2003 and 2002 includes the gains from the sale of land of $659 and $957, net of minority interests of $553 and $573 respectively.
(3)	Discontinued operations represent the activity related to all properties sold since January 1, 2002.

Back to Contents

LIQUIDITY AND CAPITAL RESOURCES

Uses of Liquidity

The Company’s principal uses of its liquidity are expected to be for distributions to its shareholders and OP unitholders, debt service and loan repayments, and property investment which includes funding of its joint venture commitments, acquisition, redevelopment, expansion and re-tenanting activities. In order to qualify as a REIT for Federal income tax purposes, the Company must currently distribute at least 90% of its taxable income to its shareholders. On September 18, 2003, the Board of Trustees of the Company approved and declared a cash quarterly dividend for the quarter ended September 30, 2003 of $0.145 per Common Share and Common OP Unit. The dividend was paid on October 15, 2003 to shareholders of record as of September 30, 2003. The Board of Trustees also approved a distribution of $22.50 per Preferred OP Unit, which was paid on October 15, 2003.

Acadia Strategic Opportunity Fund, LP (“ASOF”)

During 2001, the Company committed $20.0 million to a newly formed joint venture formed with four of its institutional shareholders, who committed $70.0 million, for the purpose of acquiring a total of approximately $300.0 million of community and neighborhood shopping centers on a leveraged basis. The Company is the manager and general partner of ASOF with a 22% interest. In addition to a pro-rata return on its invested equity, the Company is entitled to a profit participation in excess of its invested capital based upon certain investment return thresholds. Cash flow is to be distributed to the partners (including the Company) until they have received a 9% cumulative return and a full return of all contributions. Thereafter, remaining cash flow is to be distributed 80% to the partners (including the Company) and 20% to the Company. The Company also earns a fee for asset management services equal to 1.5% of the total equity commitments, as well as market-rate fees for property management, leasing and construction services. Decisions made by the general partner as it relates to purchasing, financing and disposition of properties are subject to the unanimous disapproval of the Advisory Committee, which is comprised of representatives from each of the four institutional investors. The asset acquisition period for ASOF is currently scheduled to expire on December 31, 2003, however, the Company has the right to extend this period through September 21, 2004. The Company is currently exploring the formation of a new acquisition joint venture, similar in structure to ASOF, through which the Company could fund future asset acqusition activity. There can be no assurance that the Company will be successful in forming this new acquisition joint venture.

To date, ASOF has purchased a total of approximately $160.8 million in assets in three separate transactions. In addition, ASOF has paid an additional $10.3 million to date with an additional potential payment of $30.0 million to $50.0 million related to the Earnout on the Brandywine Town Center acquisition. Details of the two transactions completed during the nine months ended September 30, 2003 are as follows:

Kroger/Safeway Portfolio

In January 2003, ASOF formed a joint venture (the “Kroger/Safeway JV”) with an affiliate of real estate developer and investor AmCap Incorporated (“AmCap”) for the purpose of acquiring a portfolio of twenty-five supermarket leases. The portfolio, which aggregates approximately 1.0 million square feet, consists of 25 anchor-only leases with Kroger (12 leases) and Safeway supermarkets (13 leases). The majority of the properties are free-standing and all are triple-net leases. The Kroger/Safeway JV acquired the portfolio subject to long-term ground leases with terms, including option renewal periods, averaging in excess of 80 years, which are master leased to a non-affiliated entity. The base rental renewal options for the supermarket leases at the end of their primary lease term in approximately seven years (“Primary Term”) are at an average of $5.13 per square foot. Although there is no obligation for the Kroger/Safeway JV to pay ground rent during the Primary Term, to the extent it exercises an option to renew a ground lease for a property at the end of the Primary Term, it will be obligated to pay an average ground rent of $1.55 per square foot.

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

Market Square Shopping Center is a 103,000 square foot community shopping center which is 100% leased and anchored by a T.J. Maxx and a Trader Joe’s gourmet food market.

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

The initial investment for the portfolio was approximately $89.3 million; inclusive of closing and other related acquisition costs. ASOF assumed $38.1 million of fixed rate debt on the two properties at a blended rate of 8.1%. A new $30.0 million, 4.7% fixed-rate loan was also obtained in conjunction with the acquisition and is collateralized by a portion of the Brandywine Town Center. The balance of the purchase price was funded by ASOF, of which the Company’s share was $4.3 million. ASOF will also pay additional amounts in conjunction with the lease-up of the current vacant space in Phase II (the “Earnout”). The additional investment, depending on the Earnout, is currently projected to be between $30.0 million and $50.0 million, of which the Company’s share would be between $6.7 million and $11.1 million. To the extent ASOF places additional mortgage debt upon the lease-up of Phase II, the required equity contribution for the Earnout would be less. The Earnout is structured such that ASOF has no time requirement or payment obligation for any portion of currently vacant space which it is unable to lease. To date, ASOF has paid approximately $10.3 million in connection with the Earnout component of this acquisition, of which the Company’s share was $2.3 million.

Property Redevelopment and Expansion

The Company’s redevelopment program focuses on selecting well-located neighborhood and community shopping centers and creating significant value through re-tenanting and property redevelopment. During the nine months ended September 2003, the Company substantially completed its redevelopment of the Gateway Shopping Center with the opening of the anchor for the center, a 72,000 square foot Shaw’s supermarket. This redevelopment project, formerly a partially enclosed mall located in South Burlington, Vermont, included the demolition of 90% of the property and the construction of the new anchor supermarket. Total costs through September 30, 2003 for this project, including the original acquisition costs, were $16.5 million. The Company expects remaining redevelopment costs of approximately $1.4 million to complete this project, which it anticipates completing in the fourth quarter of 2003 and 2004.

Additionally, for the year ending December 31, 2003, the Company currently estimates that capital outlays of approximately $5.0 million to $7.0 million will be required for tenant improvements, related renovations and other property improvements for the remaining portfolio.

Share Repurchase

The Company’s repurchase of its Common Shares is an additional use of liquidity. The Company has an existing share repurchase program that authorizes management, at its discretion, to repurchase up to $20.0 million of the Company’s outstanding Common Shares. Through November 11, 2003, the Company had repurchased 1,923,598 Common Shares (net of 131,007 shares reissued) at a total cost of $11.6 million. The program may be discontinued or extended at any time and there is no assurance that the Company will purchase the full amount authorized.

Sources of Liquidity

The Company intends on using ASOF as the primary vehicle for future acquisitions. Sources of capital for funding the Company’s joint venture commitment, other property acquisitions, redevelopment, expansion and re-tenanting, as well as future repurchases of Common Shares are expected to be obtained primarily from cash on hand, additional debt financings and future sales of existing properties. In 2003, the Company has filed a shelf registration statement for $75.0 million of Common and/or Preferred Shares. This shelf registration is currently effective and the Company has not issued any securities pursuant thereto. As of September 30, 2003, the Company had a total of approximately $48.1 million of additional capacity with six lenders, of which the Company is required to draw $5.0 million by December 2003, or forego the ability to draw these funds at any time during the remaining term of the loans. Of the remaining capacity, approximately $3.0 million is subject to additional leasing requirements at the collateral properties and certain lender requirements, which the Company has not yet satisfied. The Company also had cash and cash equivalents on hand of $29.6 million at September 30, 2003 as well as seven properties that are currently unencumbered and therefore available as potential collateral for future borrowings. The Company anticipates that cash flow from operating activities will continue to provide adequate capital for all debt service payments, recurring capital expenditures and REIT distribution requirements.

Back to Contents

Financing and Debt

At September 30, 2003, mortgage notes payable aggregated $198.8 million and were collateralized by 24 properties and related tenant leases. Interest rates on the Company’s outstanding mortgage indebtedness ranged from 2.8% to 8.1% with maturities that ranged from November 2003 to June 2013. Of the $16.0 million of debt scheduled to mature in November 2003, $7.4 million was retired at maturity. The remaining $8.6 million is currently under temporary extension with the current lender. The Company anticipates, following final documentation, that the maturity of this debt will be extended to 2008 with the same lender. Taking into effect $86.8 million of notional principal under variable to fixed-rate swap agreements, $156.8 million of the portfolio, or 79%, was fixed at a 6.6% weighted average interest rate and $42.0 million, or 21% was floating at a 2.9% weighted average interest rate. Following the payoff and extension of debt maturing in 2003 as discussed above, no further debt matures until 2005, during which $57.8 million will become due with a weighted average interest rate of 2.9%. As the Company does not anticipate having sufficient cash on hand to repay such indebtedness, it will need to refinance this indebtedness or select other alternatives based on market conditions at that time.

The following table summarizes the Company’s mortgage indebtedness as of September 30, 2003 and December 31, 2002:

	September 30, 2003		December 31, 2002	Interest Rate at September 30, 2003	Maturity	Properties Encumbered	Payment Terms

Mortgage notes payable – variable-rate

First Union National Bank	$	___	$13,388	___	___	___	___
Fleet National Bank		8,633	8,731	2.87% (LIBOR + 1.75%)	11/01/03	(1)	(16)
Metropolitan Life Insurance Company		7,434	7,577	3.11% (LIBOR + 2.00%)	11/01/03	(2)	(16)
Washington Mutual Bank, FA		51,006	56,950	2.88% (LIBOR + 1.75%)	04/01/05	(3)	(16)
Sun America Life Insurance Company		9,257	9,446	2.84% (LIBOR + 1.73%)	10/01/05	(4)	(16)
Fleet National Bank		12,053	12,187	2.87% (LIBOR + 1.75%)	01/01/07	(5)	(16)
Washington Mutual		20,234	15,637	2.98% (LIBOR + 1.85%)	01/01/07	(6)	(16)
Fleet National Bank		4,884	4,942	2.87% (LIBOR + 1.75%)	03/15/07	(7)	(16)
Fleet National Bank		6,275	6,300	2.87% (LIBOR +1.75%)	05/01/07	(8)	(16)
Fleet National Bank		9,022	9,108	2.87% (LIBOR + 1.75%)	06/01/07	(9)	(16)
Washington Mutual Bank, FA		___	___	___ (LIBOR + 1.70%)	11/22/07	(10)	(16)
Fleet National Bank		___	___	___ (LIBOR + 1.50%)	03/01/08	(11)	(16)

Total variable-rate debt		128,798	144,266

Mortgage notes payable – fixed-rate

Anchor National Life Insurance Company		___	3,570	___	___	___	___
SunAmerica Life Insurance Company		13,500	13,648	6.46%	07/01/07	(12)	(16)
Metropolitan Life Insurance Company		24,212	24,495	8.13%	11/01/10	(13)	(16)
Bank of America, N.A.		16,267	16,382	7.55%	01/01/11	(14)	(16)
RBS Greenwich Capital		16,000	___	5.19%	06/01/13	(15)	(17)

Total fixed-rate debt		69,979	58,095

Total mortgage debt		$198,777	$202,361

Notes:
(1)	Soundview Marketplace. The Company anticpates this will be extended through 2008 with the same lender.	(7)	Town Line Plaza	(13)	Crescent Plaza East End Centre
(2)	Greenridge Plaza and the Luzerne Plaza. This debt was retired at maturity.	(8)	Gateway Shopping Center	(14)	GHTApartments/ Colony Apartments
(3)	New Loudon Center Ledgewood Mall Route 6 Plaza Bradford Towne Centre Berlin Shopping Center	(9)	Smithtown Shopping Center	(15)	239 Greenwich Avenue
(4)	Village Apartments	(10)	Elmwood Park Shopping Center; no amounts outstanding under $20,000 revolving facility	(16)	Monthly principal and interest
(5)	Branch Shopping Center Abington Towne Center Methuen Shopping Center	(11)	Marketplace of Absecon; no amounts outstanding under $7,400 revolving facility	(17)	Interest only until 5/05; monthly principal and interest thereafter.
(6)	Walnut Hill Plaza Bloomfield Town Square	(12)	Merrillville Plaza

Back to Contents

HISTORICAL CASH FLOW

The following discussion of historical cash flow compares the Company’s cash flow for the nine months ended September 30, 2003 (“2003”) with the Company’s cash flow for the nine months ended September 30, 2002 (“2002”).

Cash and cash equivalents were $29.6 million and $27.8 million at September 30, 2003 and 2002, respectively. The increase of $1.8 million was a result of the following increases and decreases in cash flows:

	Nine months ended September 30,
	2003	2002	Change

Net cash provided by operating activities	$12.6	$18.7	$(6.1)

Net cash (used in) provided by investing activities	$(11.3)	$23.8	$(35.1)

Net cash used in financing activities	$(16.9)	$(53.8)	$36.9

Net cash provided by discontinued operations	$—	$5.0	$(5.0)

The variance in net cash provided by operating activities resulted from a decrease of $3.9 million in operating income before non-cash expenses in 2003, which was primarily due to $3.9 million of lease termination income received in 2002. In addition, there was a net decrease in cash provided by changes in operating assets and liabilities of $2.2 million, primarily rents receivable and accounts payable.

The variance in net cash (used in) provided by investing activities was primarily the result of an additional $34.5 million received in 2002 from property sales (of which $31.5 million represents additional collections on purchase money notes), a $2.5 million earnout payment in 2003 related to a redevelopment project and an additional $3.4 million invested in ASOF during 2003. These factors were partially offset by a $5.0 million decrease in expenditures for real estate acquisitions, development and tenant installation costs during 2003.

The decrease in net cash used in financing activities resulted primarily from $33.4 million of cash used in 2002 for the Company’s repurchase of Common Shares and $4.6 million of additional cash used in 2002 for the net repayment of debt.

The decrease in net cash provided by discontinued operations was primarily a result of $2.8 million in net cash provided by operating activities at the discontinued properties in 2002 and net proceeds received in 2002 from the sale of such properties.

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

Currently, the Company manages its exposure to fluctuations in interest rates primarily through the use of fixed-rate debt, interest rate swap agreements and LIBOR caps. The Company is a party to interest rate swap transactions to hedge the Company’s exposure to changes in interest rates with respect to $86.8 million of LIBOR based variable-rate debt. The Company also has two interest rate swaps hedging the Company’s exposure to changes in interest rates with respect to $16.2 million of LIBOR based variable-rate debt related to its investment in Crossroads.

Back to Contents

The following table sets forth information as of September 30, 2003 concerning the Company’s long-term debt obligations, including principal cash flows by scheduled maturity and weighted average interest rates of maturing amounts (amounts in millions):

Consolidated mortgage debt:

Year	Scheduled amortization	Maturities	Total	Weighted average interest rate of maturing debt

2003	$0.9	$16.0	$16.9	3.0%
2004	3.5	—	3.5	n/a
2005	2.7	57.8	60.5	2.9%
2006	2.3	—	2.3	n/a
2007	1.3	61.2	62.5	3.6%
Thereafter	4.0	49.1	53.1	7.1%

	$14.7	$184.1	$198.8

Mortgage debt in unconsolidated partnerships (at Company’s pro rata share):

Year	Scheduled amortization	Maturities	Total	Weighted average interest rate of maturing debt

2003- 2006	$4.3	$—	$4.3	n/a
2007	1.3	16.0	17.3	6.9%
Thereafter	4.6	14.1	18.7	6.0%

	$10.2	$30.1	$40.3

Of the $16.0 million of debt scheduled to mature during Novemeber 2003, $7.4 million was retired at maturity. The remaining $8.6 million is currently under temporary extension with the current lender. The Company anticipates, following final documentation, that the maturity of this debt will be extended to 2008 with the same lender. As no further debt matures until 2005, the Company is not subject to an increase in interest expense as a result of refinancing activity during 2004. However, the Company is subject to potential increases in interest expense on its current variable-rate debt. Following the retirement of $7.4 million as discussed above, the Company’s variable debt totals $34.6 million for which interest expense would increase by $346,000 annually for every 100 basis point increase in interest rates. In addition, the Company may seek additional variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, the Company would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.

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

Item 2.     Changes in Securities

Certain limited partners converted 2,056,504 Common OP Units into Common Shares on a one-for-one basis during the nine months ended September 30, 2003.

Item 3.     Defaults Upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

None

Item 5.     Other Information

None

Item 6.     Exhibits and Reports on Form 8-K

(a) Exhibits

No.	Description
31.1	Certification of Chief Executive Officer pursuant to rule 13a – 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to rule 13a – 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(b) Reports on Form 8-K

The following Form 8-K was filed, or furnished as noted in the applicable Form 8-K, for the quarter ended September 30, 2003:

1)	Form 8-K filed July 28, 2003 (earliest event July 28, 2003), reporting in Item 9 certain supplemental information concerning the ownership, operations and portfolio of the Registrant as of June 30, 2003 and in Item 12 a press release announcing the consolidated financial results for the quarter ended June 30, 2003.

Back to Contents

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACADIA REALTY TRUST

Dated: November 11, 2003

/s/ Kenneth F. Bernstein
Kenneth F. Bernstein
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Michael Nelsen
Michael Nelsen
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)