Form 10-K
period 2003-12-31
ACADIA REALTY TRUST
filed 2004-03-15
CIK 899629

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 1-12002

ACADIA REALTY TRUST
(Exact name of registrant as specified in its charter)

Maryland (State of incorporation)	23-2715194 (I.R.S. employer identification no.)

1311 Mamaroneck Avenue, Suite 260
White Plains, NY 10605
 (Address of principal executive offices)

(914) 288-8100
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

Back to Contents

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the Registrant's most recently completed second fiscal quarter was $247.3 million, based on a price of $9.14 per share, the average sales price for the Registrant’s shares of beneficial interest on the New York Stock Exchange on that date.

The number of shares of the Registrant’s Common Shares of Beneficial Interest outstanding on March 12, 2004 was 27,449,472.

DOCUMENTS INCORPORATED BY REFERENCE

Part III – Definitive proxy statement for the 2004 Annual Meeting of Shareholders presently scheduled to be held May 6, 2004, to be filed pursuant to Regulation 14A.

.

Back to Contents

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 and as such may involve known and unknown risks, uncertainties and other factors which may cause the Company's actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative thereof or other variations thereon or comparable terminology. Factors which could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to those set forth under the heading "Risk Factors" in this Annual Report on Form 10-K. These risks and uncertainties should be considered in evaluating any forward-looking statements contained or incorporated by reference herein.

Back to Contents

PART I

ITEM 1. BUSINESS

GENERAL

Acadia Realty Trust (the “Company”) was formed on March 4, 1993 as a Maryland Real Estate Investment Trust (“REIT”). The Company is a fully integrated, self-managed and self-administered equity REIT focused primarily on the ownership, acquisition, redevelopment and management of neighborhood and community shopping centers. The Company currently operates 62 properties, which it owns or has an ownership interest in, consisting of 58 neighborhood and community shopping centers, one enclosed mall, one mixed-use property (retail/residential) and two multi-family properties, which are located primarily in the Northeast, Mid-Atlantic and Midwestern regions of the United States and, in total, comprise approximately nine million square feet.

All of the Company’s assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership, a Delaware limited partnership (the “Operating Partnership”) and its majority-owned subsidiaries. As of December 31, 2003, the Company controlled 96% of the Operating Partnership as the sole general partner. As the general partner, the Company is entitled to share, in proportion to its percentage interest, in the cash distributions and profits and losses of the Operating Partnership. The limited partners represent entities or individuals who contributed their interests in certain properties or partnerships to the Operating Partnership in exchange for common or preferred units of limited partnership interest (“Common OP Units” or “Preferred OP Units”). Limited partners holding Common OP Units are generally entitled to exchange their units on a one-for-one basis for common shares of beneficial interest of the Company (“Common Shares”). This structure is commonly referred to as an umbrella partnership REIT or “UPREIT”.

A total of 2,212 Series A Preferred OP Units were issued November 16, 1999 in connection with the acquisition of all the partnership interests of the limited partnership which owns the Pacesetter Park Shopping Center. These units have a stated value of $1,000 each and are entitled to a quarterly preferred distribution of the greater of (i) $22.50 (9% annually) per Preferred OP Unit or (ii) the quarterly distribution attributable to a Preferred OP Unit if such unit were converted into a Common OP Unit. The Preferred OP Units are currently convertible into Common OP Units based on the stated value divided by $7.50. After the seventh anniversary following their issuance, either the Company or the holders can call for the conversion of the Preferred OP Units at the lesser of $7.50 or the market price of the Common Shares as of the conversion date. A total of 1,580 Series A Preferred OP Units were outstanding as of December 31, 2003 following the conversion of 632 Preferred OP Units to Common OP Units during 2003.

On January 27, 2004, the Operating Partnership issued 4,000 Series B Preferred Units in connection with the acquisition from Klaff Realty, L.P. (“Klaff”) of its rights to provide asset management, leasing, disposition, development and construction services for an existing portfolio of retail properties. These units have a stated value of $1,000 each and are entitled to a quarterly preferred distribution of the greater of (i) $13.00 (5.2% annually) per Preferred OP Unit or (ii) the quarterly distribution attributable to a Preferred OP Unit if such unit were converted into a Common OP Unit. The Preferred OP Units are convertible into Common OP Units based on the stated value of $1,000 divided by $12.82 at any time. Additionally, the holder of the Preferred OP Units may redeem them at par for either cash or Common OP Units (at the Company’s option) after the earlier of the third anniversary of their issuance, or the occurrence of certain events including a change in control of the Company. Finally, after the fifth anniversary of the issuance, the Company may redeem the Preferred OP Units and convert them into Common OP Units at market value as of the redemption date. In response to a subsequent request from Klaff, the Company’s Board of Trustees approved a waiver on February 24, 2004 which allows Klaff to redeem 1,500 Preferred OP Units at any time for cash.

On August 12, 1998, the Company completed a major reorganization (“RDC Transaction”) in which it acquired 12 shopping centers, five multi-family properties and a 49% interest in one shopping center along with certain third party management contracts and promissory notes from real estate investment partnerships (“RDC Funds”) managed by affiliates of RD Capital, Inc. In exchange for these and a cash investment of $100.0 million, the Company issued 11.1 million Common OP Units and 15.3 million Common Shares to the RDC Funds. These OP Units and Common Shares were distributed to the respective limited partners of the RDC Funds during 2000. After giving effect to the conversion of the Common OP Units the RDC Funds beneficially owned 72% of the Common Shares as of the closing of the RDC Transaction. During February of 2003, the Company issued additional Common OP Units and cash valued at $2.8 million to certain limited partners in connection with its obligation under the RDC Transaction. The payment was due upon the commencement of rental payments from a designated tenant at one of the properties acquired in the RDC Transaction.

During 2001, certain of the Company’s larger shareholders expressed a desire for liquidity. The Company determined that it was in the best interest of the Company to provide an opportunity for all shareholders wishing to sell their Common Shares to be able to do so in a manner that would not negatively impact its share price. To accomplish this goal, the Company conducted a “Modified Dutch Auction” tender offer (the “Tender Offer”) which permitted it to provide liquidity to some shareholders and at the same time benefit its remaining shareholders by acquiring shares at an attractive price. Upon completion of the Tender Offer in February 2002, the Company purchased 4,136,321 Common Shares and 1,387,653 Common OP Units (collectively, “Shares”), at a Purchase Price of $6.05. This included 600,000 Shares purchased from Ross Dworman, former Chairman of the Board of Trustees, who participated in the Tender Offer. The aggregate purchase price paid for the 5,523,974 Shares was $33.4 million.

Back to Contents

RECENT DEVELOPMENTS

On January 27, 2004, the Company entered into a venture (the “Venture”) with Klaff and Klaff’s long time capital partner Lubert-Adler Management, Inc. (“Lubert-Adler”) for the purpose of making investments in surplus or underutilized properties owned by retailers. The initial size of the Venture is expected to be approximately $300 million in equity based on anticipated investments of approximately $1 billion. The Venture is currently exploring investment opportunities, but has not yet made any commitments. Each participant in the Venture has the right to opt out of any potential investment. The Company and its current acquisition fund, Acadia Strategic Opportunity Fund (“ASOF”), as well as possible subsequent joint venture funds sponsored by the Company, anticipate investing 20% of the equity of the Venture. Cash flow is to be distributed to the partners until they have received a 10% cumulative return and a full return of all contributions. Thereafter, remaining cash flow is to be distributed 20% to Klaff (“Klaff’s Promote”) and 80% to the partners (including Klaff). Profits earned on up to $20.0 million of the Company’s contributed capital is not subject to Klaff’s Promote. The Company will also earn market-rate fees for property management, leasing and construction services on behalf of the Venture.

The Company has also acquired Klaff’s rights to provide asset management, leasing, disposition, development and construction services for an existing portfolio of retail properties and/or leasehold interests comprised of approximately 10 million square feet of retail space located throughout the United States (the “Klaff Properties”). The acquisition involves only Klaff’s rights associated with operating the Klaff Properties and does not include equity interests in assets owned by Klaff or Lubert-Adler. The Operating Partnership issued $4.0 million of Preferred OP Units to Klaff in consideration of this acquisition as discussed in further detail under Item 1. - Business – General of this Form 10-K.

BUSINESS OBJECTIVES AND STRATEGIES

The Company’s primary business objective is to acquire and manage commercial retail properties that will provide cash for distributions to shareholders while also creating potential for capital appreciation to enhance investor returns. The Company focuses on the following fundamentals to achieve this objective:

–	Own and operate a portfolio of community and neighborhood shopping centers anchored by necessity-based and value-oriented retail and located in markets with strong demographics

–	Maintain a strong and flexible balance sheet through conservative financial practices while ensuring access to sufficient capital to fund future growth

–	Generate internal growth within the portfolio through aggressive redevelopment, re-anchoring and leasing activities

–	Generate external growth through an opportunistic yet disciplined acquisition program. The emphasis is on targeting transactions with high inherent opportunity for the creation of additional value through redevelopment and leasing and/or transactions requiring creative capital structuring to facilitate the transactions

Operating and Growth Strategies

Currently, the primary conduits for the Company’s acquisition program is through its existing acquisition joint venture, ASOF, as well as the new Venture established to invest in surplus or underutilized properties owned or controlled by retailers as discussed under “Recent Developments”.

Through ASOF, the Company focuses on targeting assets for acquisition that have superior in-fill locations, restricted competition due to high barriers of entry and in-place below-market anchor leases with the potential to create significant additional value through re-tenanting, timely capital improvements and property redevelopment. The Company considers both single assets and portfolios in its acquisition program. Although the Company currently operates properties in the Northeast, Mid-Atlantic and Midwest region, and therefore focuses on potential acquisitions within these geographic areas, it would consider portfolio acquisitions outside its current geographic footprint.

Through the new Venture, the Company will seek to invest opportunistically in any of the following three ways:

–	working with financially healthy retailers to create value from their surplus real estate;
–	acquiring properties, designation rights or other control of real estate or leases associated with retailers in bankruptcy; and
–	completing sale leasebacks with retailers in need of capital.

Back to Contents

The Company also regularly engages in discussions with public and private entities regarding business combinations. Furthermore, the Company may consider engaging in additional joint ventures related to property acquisition and development. The requirements that acquisitions be accretive on a long-term basis based on the Company’s cost of capital, as well as increase the overall portfolio quality and value, are core to the Company’s acquisition program. As such, the Company constantly evaluates the blended cost of equity and debt and adjusts the amount of acquisition activity to align the level of investment activity with capital flows.

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

Financing Strategy

The Company intends to continue financing acquisitions and property redevelopment with sources of capital determined by management to be the most appropriate based on, among other factors, availability, pricing and other commercial and financial terms. The sources of capital may include cash on hand, bank and other institutional borrowing, the sale of properties and issuance of equity securities. The Company continually focuses on maintaining a strong balance sheet when considering the sourcing of capital. The Company manages its interest rate risk primarily through the use of variable and fixed rate debt. It also utilizes LIBOR swap agreements in managing its exposure to interest rate fluctuations. See Item 7A for a discussion on the Company’s market risk exposure related to its mortgage debt.

PROPERTY ACQUISITIONS THROUGH ASOF

In September of 2001, the Company committed $20.0 million to a newly formed joint venture formed with four of its institutional shareholders, who committed $70.0 million, for the purpose of acquiring a total of approximately $300.0 million of community and neighborhood shopping centers on a leveraged basis. Since the formation of ASOF, the Company has used it as the primary vehicle for the acquisitions of assets.

The Company is the manager and general partner of ASOF with a 22% interest. In addition to a pro-rata return on its invested equity, the Company is entitled to a profit participation based upon certain investment return thresholds. Cash flow is distributed pro-rata to the partners (including the Company) until they have received a 9% cumulative return on, and a return of all capital contributions. Thereafter, remaining cash flow is distributed 80% to the partners (including the Company) and 20% to the Company. The Company also earns a fee for asset management services equal to 1.5% of the total equity commitments, as well as market-rate fees for property management, leasing and construction services.

To date, ASOF has purchased a total of 30 assets in three separate transactions. Details of these transactions are as follows:

2003 Acquisitions

Brandywine Portfolio - In January of 2003, ASOF acquired a major open-air retail complex located in Wilmington, Delaware. The approximately 1.0 million square foot value-based retail complex consists of the following two properties:

Market Square Shopping Center -A 103,000 square foot community shopping center (including a 15,000 square foot outparcel building) which is 100% leased and anchored by a T.J. Maxx and a Trader Joe’s gourmet food market.

Brandywine Town Center - A two phase open-air value retail center. The first phase (“Phase I”) is approximately 450,000 square feet and 99% occupied, with tenants including Lowe’s, Bed Bath & Beyond, Regal Cinema, Michaels, Petsmart, Old Navy, Annie Sez, Thomasville Furniture and Dick’s Sporting Goods. The second phase (“Phase II”) consists of approximately 420,000 square feet of existing space, of which Target occupies 138,000 square feet. The balance of Phase II is currently not occupied.

Back to Contents

The initial investment for this portfolio was approximately $86.3 million, inclusive of closing and other related acquisition costs. ASOF will also pay additional amounts for the current vacant space in Phase II when and if it is leased and occupied (the “Earn-out”). The additional investment, depending on the Earn-out, is projected to be between $42.0 million and $62.0 million.

Kroger/Safeway Portfolio – In January of 2003, ASOF formed a joint venture (the “Kroger/Safeway JV”) with an affiliate of real estate developer and investor AmCap Incorporated (“AmCap”) for the purpose of acquiring a portfolio of twenty-five supermarket leases for $48.9 million inclusive of the closing and other related acquisition costs. The portfolio, which aggregates approximately 1.0 million square feet, consists of 25 anchor-only leases with Kroger (12 leases) and Safeway supermarkets (13 leases). The majority of the properties are free-standing and all are triple-net leases. The Kroger/Safeway JV acquired the portfolio subject to long-term ground leases with terms, including renewal options, averaging in excess of 80 years, which are master leased to a non-affiliated entity. The rental options for the supermarket leases at the end of their primary lease term in approximately seven years (“Primary Term”) are at an average of $5.13 per square foot. Although there is no obligation for the Kroger/Safeway JV to pay ground rent during the Primary Term, to the extent it exercises an option to renew a ground lease for a property at the end of the Primary Term, it will be obligated to pay an average ground rent of $1.55 per square foot.

The following table sets forth more specific information with respect to the 25 supermarket leases:

					Lease expiration
				Rent upon initial	year/ Last option
Location	Tenant	GLA	Current rent	option commencement	expiration year
Great Bend, KS	Kroger Co. (1)	48,000	$4.13	$2.40	2009/2049
Cincinnati, OH	Kroger Co.	32,200	9.29	5.36	2009/2049
Conroe, TX	Kroger Co. (2)	75,000	7.97	4.60	2009/2049
Harahan, LA	Kroger Co. (2)	60,000	7.95	4.61	2009/2049
Indianapolis, IN	Kroger Co.	34,000	6.71	3.87	2009/2049
Irving, TX	Kroger Co.	43,900	7.49	4.32	2009/2049
Pratt, KS	Kroger Co. (1)	38,000	6.53	3.78	2009/2049
Roanoke, VA	Kroger Co.	36,700	14.94	8.62	2009/2049
Shreveport, LA	Kroger Co.	45,000	12.07	6.96	2009/2049
Wichita, KS	Kroger Co. (1)	50,000	12.90	7.48	2009/2049
Wichita, KS	Kroger Co. (1)	40,000	12.03	6.97	2009/2049
Atlanta, TX	Safeway (3)	31,000	8.47	3.98	2009/2049
Batesville, AR	Safeway (1)	29,000	12.15	5.72	2009/2049
Benton, AR	Safeway (1)	33,500	10.01	4.71	2009/2049
Carthage, TX	Safeway (1)	27,700	8.75	4.12	2009/2049
Little Rock, AR	Safeway (1)	36,000	14.00	6.58	2009/2049
Longview, WA	Safeway	48,700	9.53	4.48	2009/2049
Mustang, OK	Safeway (1)	30,200	8.83	4.15	2009/2049
Roswell, NM	Safeway (2)	36,300	12.63	5.94	2009/2049
Ruidoso, NM	Safeway (1)	38,600	12.69	5.97	2009/2049
San Ramon, CA	Safeway	54,000	10.56	4.96	2009/2049
Springerville, AZ	Safeway	30,500	10.28	4.83	2009/2049
Tucson, AZ	Safeway	41,800	9.95	4.68	2009/2049
Tulsa, OK	Safeway (1)	30,000	10.54	4.96	2009/2049
Cary, NC	Kroger Co. (3)	48,000	7.89	4.55	2009/2049
	Total	1,018,100
Notes:

(1)	The tenant is obligated to pay rent pursuant to the lease and has sub-leased this location to a supermarket sub-tenant.
(2)	The tenant is obligated to pay rent pursuant to the lease and has sub-leased this location to a non-supermarket sub-tenant.
(3)	The tenant is currently not operating at this location although they continue to pay rent in accordance with the lease.

2002 Acquisitions

Ohio Portfolio – In September of 2002, ASOF acquired three supermarket-anchored shopping centers located in Cleveland and Columbus, Ohio for a total purchase price of $26.7 million. Additional information on these properties is included in Item 2 of this Form 10-K.

Back to Contents

ASSET SALES

A significant component of the Company’s business has been its multi-year plan to dispose of non-core real estate assets. The Company began this initiative following the RDC Transaction and completed it in 2002. Non-core assets were identified based on factors including property type and location, tenant mix and potential income growth as well as whether a property complemented other assets within the Company’s portfolio. The Company sold 28 non-core assets in connection with this initiative comprising a total of approximately 4.6 million square feet of retail properties and 800 multi-family units, for a total sales price of $158.4 million which generated net sale proceeds to the Company of $82.5 million.

Property Redevelopment and Expansion

The Company’s redevelopment program focuses on selecting well-located neighborhood and community shopping centers and creating significant value through re-tenanting and property redevelopment. During 2003, the Company substantially completed the redevelopment of three shopping centers and added an additional project to its redevelopment pipeline as follows:

Gateway Shopping Center – The redevelopment of the Gateway Shopping Center, formerly a partially enclosed mini-mall with an undersized Grand Union, included the demolition of 90% of the existing building and the construction of a new anchor supermarket. The center has been converted into a new open-air community shopping center anchored with a 72,000 square foot Shaw’s supermarket which opened during March of 2003. Approximately 11,000 square feet of small shop space remains to be leased at the property. Total costs for this project, including the original acquisition costs, aggregated $17.9 million.

Plaza 422 – Home Depot held its grand opening during fourth quarter of 2003 at the Plaza 422 redevelopment project located in Lebanon, Pennsylvania. The expansion of the former 83,000 square foot Ames space to a 104,000 square foot Home Depot included the recapture and demolition of the formerly enclosed portion of this center. The Company is now collecting triple the base rent of that which was paid by Ames. In connection with the redevelopment project, the Company also recaptured another 48,000 square feet of space, for which re-leasing is currently underway. The majority of redevelopment costs were paid directly by Home Depot. The Company’s share of costs for this project totaled $402,000.

New Loudon Center – The Bon Ton Department Store also opened for business during the fourth quarter of 2003 as part of the redevelopment of the New Loudon Center located in Latham, New York. Occupying 66,000 square feet formerly occupied by an Ames department store, Bon Ton is paying base rent at a 15% increase over that of Ames. In addition, the Company has leased the balance of the former Ames space to Marshall’s, an existing tenant at the center, which will be expanding its current 26,000 square foot store to 37,000 square feet. The Company will also install a new 49,000 square foot Raymour and Flanigan Furniture store at this center. Following the completion of this project in mid-2004, this community shopping center will be 100% occupied. Costs incurred to date by the Company for this project totaled $418,000. The remaining costs to complete this redevelopment project are to be paid directly by the above tenants.

Town Line Plaza – This project, located in Rocky Hill, Connecticut, was added to the Company’s redevelopment pipeline in December of 2003. The Company is re-anchoring the center with a new Super Stop & Shop supermarket, replacing a former GU Markets supermarket. The existing building is being demolished and will be replaced with a 66,000 square foot Super Stop & Shop. The new supermarket anchor is paying gross rent at a 33% increase over that of the former tenant with no interruption in rent payments. Costs to date for this project totaled $1.7 million. All remaining redevelopment costs associated with this project, which is anticipated to be completed during the first quarter of 2005, are to be paid by Stop & Shop.

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

CORPORATE HEADQUARTERS AND EMPLOYEES

The Company’s executive offices are located at 1311 Mamaroneck Avenue, Suite 260, White Plains, New York 10605, and its telephone number is (914) 288-8100. The Company has 112 employees, of which 52 are located at the executive office, 7 at the Pennsylvania regional office and the remaining property management personnel are located on-site at the Company’s properties.

Back to Contents

COMPANY WEBSITE

All of the Company’s filings with the Securities and Exchange Commission, including the Company's annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge at the Company’s website at www.acadiarealty.com, as soon as reasonably practicable after the Company electronically file such material with, or furnish it to, the Securities and Exchange Commission. These filings can also be accessed through the Securities and Exchange Commission’s website at www.sec.gov. Alternatively, the Company will provide paper copies of its filings free of charge upon request.

CODE OF ETHICS AND WHISTLEBLOWER POLICIES

During 2003, the Company’s Board of Trustees adopted a Code of Ethics for Senior Financial Officers that applies to the Company’s Chief Executive Officer, Chief Financial Officer, Director of Financial Reporting, Controller and Assistant Controller. The Board also adopted a Code of Business Conduct and Ethics applicable to all employees, as well as a “Whistleblower Policy”. Copies of these documents are available in the Investor Information section of the Company’s website.

RISK FACTORS

If any of the following risks actually occur, the Company’s business, results of operations and financial condition would likely suffer. This section includes or refers to certain forward-looking statements. Refer to the explanation of the qualifications and limitations on such forward-looking statements discussed elsewhere in this Annual Report on Form 10-K.

The Company relies on revenues derived from major tenants.

The Company derives significant revenues from certain anchor tenants that occupy more than one center. The Company could be adversely affected in the event of the bankruptcy or insolvency of, or a downturn in the business of, any of the Company’s major tenants, or in the event that any such tenant does not renew its leases as they expire or renews at lower rental rates. Vacated anchor space not only would reduce rental revenues if not re-tenanted at the same rental rates but also could adversely affect the entire shopping center because of the loss of the departed anchor tenant’s customer drawing power. Loss of customer drawing power also can occur through the exercise of the right that most anchors have to vacate and prevent re-tenanting by paying rent for the balance of the lease term, or the departure of an anchor tenant that owns its own property. In addition, in the event that certain major tenants cease to occupy a property, such an action may result in a significant number of other tenants having the right to terminate their leases, or pay a reduced rent based on a percentage of the tenant’s sales, at the affected property, which could adversely affect the future income from such property.

Tenants may seek the protection of the bankruptcy laws, which could result in the rejection and termination of their leases and thereby cause a reduction in the cash flow available for distribution by the Company. Such reduction could be material if a major tenant files bankruptcy. For example, Kmart Corporation (“Kmart”), which represents 4.3% of the Company’s annual base rental income, filed for bankruptcy protection under Chapter 11 of the United States bankruptcy laws (“Chapter 11 Bankruptcy”) and while it did not do so, it could have rejected its leases. See the discussion of bankruptcy risks under Risk Factors.

Limited control over joint venture investments.

The Company’s joint venture investments may involve risks not otherwise present for investments made solely by the Company, including the possibility that the Company’s joint venture partner might have different interests or goals than the Company does. Other risks of joint venture investments include impasse on decisions, such as a sale, because neither the Company nor a joint venture partner would have full control over the joint venture. Also, there is no limitation under the Company’s organizational documents as to the amount of funds that may be invested in joint ventures.

Under the terms of the Company’s ASOF joint venture, the Company is required to first offer to ASOF all of the Company’s opportunities to acquire retail shopping centers. Only if (i) the Company’s joint venture partner elects not to approve ASOF’s pursuit of an acquisition opportunity (ii) the ownership of the acquisition opportunity by ASOF would create a material conflict of interest for the Company, (iii) the Company requires the acquisition opportunity for a “like-kind” exchange; or (iv) the consideration payable for the acquisition opportunity is the Company’s Common Shares, OP Units or other securities, may the Company pursue the opportunity directly. As a result, the Company may not be able to make attractive acquisitions directly and may only receive a minority interest in such acquisitions through ASOF.

Back to Contents

The Company operates through a partnership structure, which could have an adverse effect on the Company’s ability to manage the Company’s assets.

The Company’s primary property-owning vehicle is the Operating Partnership, of which the Company is the general partner. The Company’s acquisition of properties through the Operating Partnership in exchange for interests in the Operating Partnership may permit certain tax deferral advantages to limited partners who contribute properties to the Operating Partnership. Since properties contributed to the Operating Partnership may have unrealized gain attributable to the difference between the fair market value and adjusted tax basis in such properties prior to contribution, the sale of such properties could cause adverse tax consequences to the limited partners who contributed such properties. Although the Company, as the general partner of the Operating Partnership, generally has no obligation to consider the tax consequences of the Company’s actions to any limited partner, there can be no assurance that the Operating Partnership will not acquire properties in the future subject to material restrictions designed to minimize the adverse tax consequences to the limited partners who contribute such properties. Such restrictions could result in significantly reduced flexibility to manage the Company’s assets.

There are risks relating to investments in real estate.

Value of Real Estate is Dependent on Numerous Factors. Real property investments are subject to varying degrees of risk. Real estate values are affected by a number of factors, including: changes in the general economic climate, local conditions (such as an oversupply of space or a reduction in demand for real estate in an area), the quality and philosophy of management, competition from other available space, the ability of the owner to provide adequate maintenance and insurance and to control variable operating costs. Shopping centers, in particular, may be affected by changing perceptions of retailers or shoppers regarding the safety, convenience and attractiveness of the shopping center and by the overall climate for the retail industry generally. Real estate values are also affected by such factors as government regulations, interest rate levels, the availability of financing and potential liability under, and changes in, environmental, zoning, tax and other laws. As substantially all of the Company’s income is derived from rental income from real property, the Company’s income and cash flow would be adversely affected if a significant number of the Company’s tenants were unable to meet their obligations, or if the Company were unable to lease on economically favorable terms a significant amount of space in the Company’s properties. In the event of default by a tenant, the Company may experience delays in enforcing, and incur substantial costs to enforce, the Company’s rights as a landlord. In addition, certain significant expenditures associated with each equity investment (such as mortgage payments, real estate taxes and maintenance costs) are generally not reduced when circumstances cause a reduction in income from the investment.

The bankruptcy of, or a downturn in the business of, any of the Company’s major tenants may adversely affect the Company’s cash flows and property values.

The bankruptcy of, or a downturn in the business of, any of the Company’s major tenants causing them to reject their leases, or not renew their leases as they expire, or renew at lower rental rates may adversely affect the Company’s cash flows and property values. Furthermore, the impact of vacated anchor space and the potential reduction in customer traffic may adversely impact the balance of tenants at the center.

Certain of the Company’s tenants have experienced financial difficulties and have filed for Chapter 11 Bankruptcy. Pursuant to bankruptcy law, tenants have the right to reject their leases. In the event the tenant exercises this right, the landlord generally has the right to file a claim for lost rent equal to the greater of either one year’s rent (including tenant expense reimbursements) for remaining terms greater than one year, or 15% of the rent remaining under the balance of the lease term, but not to exceed three years rent. Actual amounts to be received in satisfaction of those claims will be subject to the tenant’s final plan of reorganization and the availability of funds to pay its creditors.

Since January 1, 2002, there have been three significant tenant bankruptcies within the Company’s portfolio. On January 22, 2002 Kmart filed for protection under Chapter 11 Bankruptcy. This tenant currently operates in five locations in the Company’s wholly-owned portfolio totaling approximately 520,000 square feet. Rental revenues from Kmart at these locations totaled $2.8 million and $2.7 million for the years ended December 31, 2003 and 2002, respectively. Kmart also operated in a location occupying 101,000 square feet at a property in which the Company holds a 49% ownership interest. The Company’s pro-rata share of rental revenues from the tenant at this location were $558,000 and $564,000 for the years ended December 31, 2003 and 2002, respectively. On May 5, 2003, Kmart emerged from bankruptcy and continues to operate at all of the above locations.

On May 30, 2003, The Penn Traffic Company (“Penn Traffic”) filed for protection under Chapter 11 Bankruptcy. Penn Traffic operates in one location in the Company’s wholly-owned portfolio in 52,000 square feet. Rental revenues from this tenant at this location were $516,000 and $493,000 for the years ended December 31, 2003 and 2002, respectively. Penn Traffic also operated in a location occupying 55,000 square feet at a property in which the Company, through ASOF, holds a 22% ownership interest. The Company’s pro-rata share of rental revenues from the tenant at this location were $147,000 and $36,000 for the years ended December 31, 2003 and 2002, respectively. Penn Traffic continues to operate in the Company’s wholly-owned location, but has neither assumed nor rejected this lease. Penn Traffic has ceased operations at the joint venture location and rejected the lease at this location on February 20, 2004.

Back to Contents

On January 14, 2004, KB Toys (“KB”) filed for protection under Chapter 11 Bankruptcy. KB operates in five locations in the Company’s wholly-owned portfolio totaling approximately 41,000 square feet. Rental revenues from KB at these locations aggregated $739,000 and $724,000 for the years ended December 31, 2003 and 2002, respectively. KB also operates in a location occupying 20,000 square feet at a property in which the Company holds a 22% ownership interest. Through ASOF, the Company’s pro-rata share of rental revenues from the tenant at this location were $87,000 and $0 for the years ended December 31, 2003 and 2002, respectively. KB continues to operate in the Company’s wholly-owned location, but has ceased operations at the joint venture location. KB has neither assumed nor rejected any of these leases.

The Company could be adversely affected by poor market conditions where properties are geographically concentrated.

The Company’s performance depends on the economic conditions in markets in which the Company’s properties are concentrated. The Company has significant exposure to the New York region, from which the Company derives 48.1% of the annual base rents within its wholly-owned portfolio. The Company’s operating results could be adversely affected if market conditions, such as an oversupply of space or a reduction in demand for real estate, in this area becomes more competitive relative to other geographic areas.

The Company’s ability to change the Company’s portfolio is limited because real estate investments are illiquid.

Equity investments in real estate are relatively illiquid and, therefore, the Company’s ability to change the Company’s portfolio promptly in response to changed conditions will be limited. The Company’s board of trustees may establish investment criteria or limitations as it deems appropriate, but currently does not limit the number of properties in which the Company may seek to invest or on the concentration of investments in any one geographic region. The Company could change the Company’s investment, disposition and financing policies without a vote of the Company’s shareholders.

Market interest rates could have an adverse effect on the Company’s share price.

One of the factors that may influence the trading price of the Company’s Common Shares is the annual dividend rate on the Company’s Common Shares as a percentage of its market price. An increase in market interest rates may lead purchasers of the Company’s Common Shares to demand a higher annual dividend rate, which could adversely affect the market price of the Company’s Common Shares and the Company’s ability to raise additional equity in the public markets.

The Company could become highly leveraged, resulting in increased risk of default on the Company’s obligations and in an increase in debt service requirements which could adversely affect the Company’s financial condition and results of operations and the Company’s ability to pay distributions.

The Company has incurred, and expects to continue to incur, indebtedness in furtherance of the Company’s activities. Neither the Company’s Declaration of Trust nor any policy statement formally adopted by the Company’s board of trustees limits either the total amount of indebtedness or the specified percentage of indebtedness that the Company may incur. Accordingly, the Company could become more highly leveraged, resulting in increased risk of default on the Company’s obligations and in an increase in debt service requirements which could adversely affect the Company’s financial condition and results of operations and the Company’s ability to make distributions.

The Company’s loan agreements contain customary representations, covenants and events of default. Certain loan agreements require the Company to comply with certain affirmative and negative covenants, including the maintenance of certain debt service coverage and leverage ratios. In addition, as of December 31, 2003, loans secured by five of the Company’s properties, totaling $50.7 million, are subject to cross-collateralization and cross-default provisions, loans secured by three other properties, aggregating $12.0 million, are also subject to cross-collateralization and cross- default provisions and two loans, aggregating $24.1 million, are also subject to cross- collateralization and cross-default provisions.

Of the Company’s total outstanding debt, $57.8 million will become due in 2005. As the Company intends on refinancing some or all of such debt at the then-existing market interest rates which may be greater than the current interest rate, the Company’s interest expense would increase by approximately $578,000 annually if the interest rate on the refinanced debt increased by 100 basis points. Furthermore, interest expense on the Company’s variable debt as of December 31, 2003 would increase by $340,000 annually for a 100 basis point increase in interest rates. The Company may seek additional variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, the Company would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.

Back to Contents

The Company may not be able to renew current leases and the terms of re-letting (including the cost of concessions to tenants) may be less favorable to the Company than current lease terms.

Upon the expiration of current leases for space located in the Company’s properties, the Company may not be able to re-let all or a portion of that space, or the terms of re-letting (including the cost of concessions to tenants) may be less favorable to the Company than current lease terms. If the Company is unable to re-let promptly all or a substantial portion of the space located in the Company’s properties or if the rental rates the Company receives upon re-letting are significantly lower than current rates, the Company’s net income and ability to make expected distributions to the Company’s shareholders will be adversely affected due to the resulting reduction in rent receipts. There can be no assurance that the Company will be able to retain tenants in any of the Company’s properties upon the expiration of their leases. See Item 2 – Properties – Lease Expirations in this Annual Report on Form 10-K for additional information as to the scheduled lease expirations in the Company’s portfolio.

Possible liability relating to environmental matters.

Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, as an owner of real property, the Company may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under the Company’s property, as well as certain other potential costs relating to hazardous or toxic substances (including government fines and penalties and damages for injuries to persons and adjacent property). These laws may impose liability without regard to whether the Company knew of, or were responsible for, the presence or disposal of those substances. This liability may be imposed on the Company in connection with the activities of an operator of, or tenant at, the property. The cost of any required remediation, removal, fines or personal or property damages and the Company’s liability therefore could exceed the value of the property and/or the Company’s aggregate assets. In addition, the presence of those substances, or the failure to properly dispose of or remove those substances, may adversely affect the Company’s ability to sell or rent that property or to borrow using that property as collateral, which, in turn, would reduce the Company’s revenues and ability to make distributions.

A property can also be adversely affected either through physical contamination or by virtue of an adverse effect upon value attributable to the migration of hazardous or toxic substances, or other contaminants that have or may have emanated from other properties. Although the Company’s tenants are primarily responsible for any environmental damages and claims related to the leased premises, in the event of the bankruptcy or inability of any of the Company’s tenants to satisfy any obligations with respect to the property leased to that tenant, the Company may be required to satisfy such obligations. In addition, the Company may be held directly liable for any such damages or claims irrespective of the provisions of any lease.

From time to time, in connection with the conduct of the Company’s business, and prior to the acquisition of any property from a third party or as required by the Company’s financing sources, the Company authorizes the preparation of Phase I environmental reports and, when necessary, Phase II environmental reports, with respect to the Company’s properties. Based upon these environmental reports and the Company’s ongoing review of the Company’s properties, as of the date of this prospectus supplement, the Company is not aware of any environmental condition with respect to any of the Company’s properties that the Company believes would be reasonably likely to have a material adverse effect on the Company. There can be no assurance, however, that the environmental reports will reveal all environmental conditions at the Company’s properties or that the following will not expose the Company to material liability in the future:

•	the discovery of previously unknown environmental conditions;

•	changes in law;

•	activities of tenants; or

•	activities relating to properties in the vicinity of the Company’s properties.

Changes in laws increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions may result in significant unanticipated expenditures or may otherwise adversely affect the operations of the Company’s tenants, which could adversely affect the Company’s financial condition or results of operations.

Competition may adversely affect the Company’s ability to purchase properties and to attract and retain tenants.

There are numerous commercial developers, real estate companies, financial institutions and other investors with greater financial resources than the Company has that compete with the Company in seeking properties for acquisition and tenants who will lease space in the Company’s properties. The Company’s competitors include other REITs, financial institutions, insurance companies, pension funds, private companies and individuals. This competition may result in a higher cost for properties that the Company wishes to purchase.

In addition, retailers at the Company’s properties face increasing competition from outlet malls, discount shopping clubs, internet commerce, direct mail and telemarketing, which could (i) reduce rents payable to the Company; (ii) reduce the Company’s ability to attract and retain tenants at the Company’s properties; and (iii) lead to increased vacancy rates at the Company’s properties.

Back to Contents

The Company has pursued, and may in the future continue to pursue extensive growth opportunities which may result in significant demands on the Company’s operational, administrative and financial resources.

The Company has pursued extensive growth opportunities. This expansion has placed significant demands on the Company’s operational, administrative and financial resources. The continued growth of the Company’s real estate portfolio can be expected to continue to place a significant strain on its resources. The Company’s future performance will depend in part on the Company’s ability to successfully attract and retain qualified management personnel to manage the growth and operations of the Company’s business and to finance such acquisitions. In addition, acquired properties may fail to operate at expected levels due to the numerous factors which may affect the value of real estate. There can be no assurance that the Company will have sufficient resources to identify and manage acquired properties or otherwise be able to maintain the Company’s historic rate of growth.

The Company’s inability to carry out the Company’s growth strategy could adversely affect the Company’s financial condition and results of operations.

The Company’s growth strategy is based on the acquisition and development of additional properties, including acquisitions through co-investment programs such as joint ventures. In the context of the Company’s business plan, “development” generally means an expansion or renovation of an existing property. The consummation of any future acquisitions will be subject to satisfactory completion of the Company’s extensive valuation analysis and due diligence review and to the negotiation of definitive documentation. The Company cannot be sure that the Company will be able to implement the Company’s strategy because the Company may have difficulty finding new properties, negotiating with new or existing tenants or securing acceptable financing.

Acquisitions of additional properties entail the risk that investments will fail to perform in accordance with expectations, including operating and leasing expectations. Redevelopment is subject to numerous risks, including risks of construction delays, cost overruns or force majeure that may increase project costs, new project commencement risks such as the receipt of zoning, occupancy and other required governmental approvals and permits, and the incurrence of development costs in connection with projects that are not pursued to completion.

The Company’s board of trustees may change the Company’s investment policy without shareholder approval.

The Company’s board of trustees will determine the Company’s investment and financing policies, the Company’s growth strategy and the Company’s debt, capitalization, distribution, acquisition, disposition and operating policies. The Company’s board of trustees may establish investment criteria or limitations as it deems appropriate, but currently does not limit the number of properties in which the Company may seek to invest or on the concentration of investments in any one geographic region. Although the Company’s board of trustees has no present intention to revise or amend the Company’s strategies and policies, it may do so at any time without a vote by the Company’s shareholders. Accordingly, the Company’s shareholders’ control over changes in the Company’s strategies and policies is limited to the election of trustees, and changes made by the Company’s board of trustees may not serve the interests of the Company’s shareholders and could adversely affect the Company’s financial condition or results of operations, including the Company’s ability to distribute cash to shareholders or qualify as a REIT.

There can be no assurance that the Company has qualified or will remain qualified as a REIT for federal income tax purposes.

The Company believes that the Company has met the requirements for qualification as a REIT for federal income tax purposes beginning with the Company’s taxable year ended December 31, 1993, and the Company intends to continue to meet these requirements in the future. However, qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code, for which there are only limited judicial or administrative interpretations. No assurance can be given that the Company has qualified or will remain qualified as a REIT. The Internal Revenue Code provisions and income tax regulations applicable to REITs are more complex than those applicable to corporations. The determination of various factual matters and circumstances not entirely within the Company’s control may affect the Company’s ability to continue to qualify as a REIT. In addition, no assurance can be given that legislation, regulations, administrative interpretations or court decisions will not significantly change the requirements for qualification as a REIT or the federal income tax consequences of such qualification. If the Company does not qualify as a REIT, the Company would not be allowed a deduction for distributions to shareholders in computing the Company’s net taxable income. In addition, the Company’s income would be subject to tax at the regular corporate rates. The Company also could be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. Cash available for distribution to the Company’s shareholders would be significantly reduced for each year in which the Company does not qualify as a REIT. In that event, the Company would not be required to continue to make distributions.

Back to Contents

Although the Company currently intends to continue to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause the Company, without the consent of the shareholders, to revoke the REIT election or to otherwise take action that would result in disqualification.

Distribution requirements imposed by law limit the Company’s operating flexibility.

To maintain the Company’s status as a REIT for federal income tax purposes, the Company is generally required to distribute to the Company’s shareholders at least 90% of the Company’s taxable income for that calendar year. The Company’s taxable income is determined without regard to any deduction for dividends paid and by excluding net capital gains. To the extent that the Company satisfies the distribution requirement, but distribute less than 100% of the Company’s taxable income, the Company will be subject to federal corporate income tax on the Company’s undistributed income. In addition, the Company will incur a 4% nondeductible excise tax on the amount, if any, by which the Company’s distributions in any year are less than the sum of (i) 85% of the Company’s ordinary income for that year, (ii) 95% of the Company’s capital gain net income for that year and (iii) 100% of the Company’s undistributed taxable income from prior years. The Company intends to continue to make distributions to the Company’s shareholders to comply with the distribution requirements of the Internal Revenue Code and to reduce exposure to federal income and nondeductible excise taxes. Differences in timing between the receipt of income and the payment of expenses in determining the Company’s income and the effect of required debt amortization payments could require us to borrow funds on a short-term basis in order to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT.

Uninsured losses or a loss in excess of insured limits could adversely affect the Company’s financial condition.

The Company carries comprehensive liability, fire, extended coverage and rent loss insurance on most of the Company’s properties, with policy specifications and insured limits customarily carried for similar properties. However, with respect to those properties where the leases do not provide for abatement of rent under any circumstances, the Company generally does not maintain rent loss insurance. In addition, there are certain types of losses, such as losses resulting from wars, terrorism or acts of God that generally are not insured because they are either uninsurable or not economically insurable. Should an uninsured loss or a loss in excess of insured limits occur, the Company could lose capital invested in a property, as well as the anticipated future revenues from a property, while remaining obligated for any mortgage indebtedness or other financial obligations related to the property. Any loss of these types would adversely affect the Company’s financial condition.

Limits on ownership of the Company’s capital shares.

For the Company to qualify as a REIT for federal income tax purposes, among other requirements, not more than 50% of the value of the Company’s capital shares may be owned, directly or indirectly, by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities) during the last half of each taxable year after 1993, and such capital shares must be beneficially owned by 100 or more persons during at least 335 days of a taxable year of 12 months or during a proportionate part of a shorter taxable year (in each case, other than the first such year). The Company’s Declaration of Trust includes certain restrictions regarding transfers of the Company’s capital shares and ownership limits that are intended to assist the Company in satisfying these limitations. These restrictions and limits may not be adequate in all cases, however, to prevent the transfer of the Company’s capital shares in violation of the ownership limitations. The ownership limit discussed above may have the effect of delaying, deferring or preventing someone from taking control of the Company.

Actual or constructive ownership of the Company’s capital shares in excess of the share ownership limits contained in the Company’s Declaration of Trust would cause the violative transfer or ownership to be null and void from the beginning and subject to purchase by the Company at a price equal to the lesser of (i) the price stipulated in the challenged transaction and (ii) the fair market value of such shares (determined in accordance with the rules set forth in the Company’s declaration of trust). As a result, if a violative transfer were made, the recipient of the shares would not acquire any economic or voting rights attributable to the transferred shares. Additionally, the constructive ownership rules for these limits are complex and groups of related individuals or entities may be deemed a single owner and consequently in violation of the share ownership limits.

Adverse legislative or regulatory tax changes could have an adverse effect on the Company.

There are a number of issues associated with an investment in a REIT that are related to the federal income tax laws, including, but not limited to, the consequences of failing to continue to qualify as a REIT. At any time, the federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. Any of those new laws or interpretations may take effect retroactively and could adversely affect the Company or the Company's shareholders. Recently enacted legislation reduces tax rates applicable to certain corporate dividends paid to most domestic noncorporate shareholders. REIT dividends generally would not be eligible for reduced rates because a REIT’s income generally is not subject to corporate level tax. As a result, investment in non-REIT corporations may be viewed as relatively more attractive than investment in REITs by domestic noncorporate investors. This could adversely affect the market price of the Company’s shares.

Back to Contents

Concentration of ownership by certain investors.

Yale University currently owns or controls 8.8 million of the Company’s Common Shares, representing 32.2% of the Company’s total outstanding voting securities. However, the Company and Yale have established a voting trust whereby all shares that Yale owns in excess of 30% of the Company’s outstanding Common Shares, will be voted in the same proportion as all other shares voted, excluding Yale. In addition, three other shareholders own more than 5% individually, and 20.1% in the aggregate, of the Company’s Common Shares.

A significant concentration of ownership may allow an investor to exert a greater influence over the Company’s management and affairs and may have the effect of delaying, deferring or preventing a change in control of the Company.

Restrictions on a potential change of control.

The Company’s Board of Trustees is authorized by the Company’s Declaration of Trust to establish and issue one or more series of preferred shares without shareholder approval. The Company has not established any series of preferred shares, however the establishment and issuance of a series of preferred shares could make more difficult a change of control of the Company that could be in the best interest of the shareholders.

In addition, the Company has entered into an employment agreement with the Chief Executive Officer of the Company and severance agreements are in place with the Company’s senior vice presidents which provide that, upon the occurrence of a change in control of the Company, those executive officers would be entitled to certain termination or severance payments made by the Company (which may include a lump sum payment equal to defined percentages of annual salary and prior years' average bonuses, paid in accordance with the terms and conditions of the respective agreement, which could deter a change of control of the Company that could be in the Company’s best interest.

The loss of a key executive officer could have an adverse effect on the Company.

The success of the Company depends on the contribution of key management members. The loss of the services of Kenneth F. Bernstein, President and Chief Executive Officer, or other key executive-level employees could have a material adverse effect on the Company’s results of operations. Although the Company has entered into an employment agreement with the Company’s President, Kenneth F. Bernstein, the loss of his services could have an adverse effect on the Company’s operations.

Back to Contents

ITEM 2.    PROPERTIES

SHOPPING CENTER PROPERTIES

The discussion and tables in Item 2 includes six properties held through joint ventures in which the Company owns a partial interest (“Joint Venture Portfolio”). Except where noted, it does not include the Company’s partial interest in 25 anchor-only leases with Kroger and Safeway supermarkets as previously discussed in Item 1. – Property Acquisitions, as the majority of these properties are free-standing and all are triple-net leases.

As of December 31, 2003, the Company owned and operated 35 shopping centers as part of its wholly-owned portfolio and the Joint Venture Portfolio, which included a mixed-use property (retail and residential) and three properties under redevelopment. The Company’s shopping centers, which total approximately 6.5 million square feet of gross leasable area (“GLA”), are located in 12 states and are generally well-established, anchored community and neighborhood shopping centers. The properties are diverse in size, ranging from approximately 31,000 to 614,000 square feet with an average size of 185,000 square feet. As of December 31, 2003, the Company’s wholly-owned portfolio and the Joint Venture Portfolio were approximately 88% and 98% occupied, respectively. The Company’s shopping centers are typically anchored by supermarkets or value-oriented retail.

The Company had approximately 500 leases as of December 31, 2003, of which 63%, 24% and 13% of the rental revenues received therefrom were from national, regional and local tenants, respectively. A majority of the income from the properties consists of rent received under long-term leases. Most of these leases provide for the payment of fixed minimum rent monthly in advance and for the payment by tenants of a pro-rata share of the real estate taxes, insurance, utilities and common area maintenance of the shopping centers. Minimum rents and expense reimbursements accounted for approximately 92% of the Company’s total revenues for the year ended December 31, 2003.

As of December 31, 2003, approximately 50% of the Company’s existing leases also provided for the payment of percentage rents either in addition to, or in place of, minimum rents. These arrangements generally provide for payment to the Company of a certain percentage of a tenant’s gross sales in excess of a stipulated annual amount. Percentage rents accounted for approximately 1% of the total 2003 revenues of the Company.

Four of the Company’s shopping center properties are subject to long-term ground leases in which a third party owns and has leased the underlying land to the Company. The Company pays rent for the use of the land at three locations and is responsible for all costs and expenses associated with the building and improvements at all four locations.

No individual property contributed in excess of 10% of the Company’s total revenues for the years ended December 31, 2003, 2002 and 2001.

Reference is made to the Company’s consolidated financial statements in Item 8 of this Annual Report on form 10-K for information on the mortgage debt pertaining to the Company’s properties.

The following sets forth more specific information with respect to each of the Company’s shopping centers at December 31, 2003:

		Year				Occupancy (1)	Anchor Tenants (2)
Shopping Center		Constructed(C)	Ownership			%	Current Lease Expiration
	Location	Acquired(A)	Interest	GLA		12/31/03	Lease Option Expiration

NEW ENGLAND
REGION

Connecticut
239 Greenwich Avenue	Greenwich	1998(A)	Fee	16,834	(3)	100%	Restoration Hardware 2015/2025 Chico’s Fashion 2010/2020

Town Line Plaza	Rocky Hill	1998(A)	Fee	206,178	(4)	100%	Stop & Shop 2023/2063(5) Wal*Mart(4)

Massachusetts
Methuen Shopping Center	Methuen	1998(A)	LI/Fee (7)	130,238		100%	Wal*Mart 2011/2051 DeMoulas Market 2005/2015

Crescent Plaza	Brockton	1984(A)	Fee	218,277		100%	Home Depot 2021/2051 Shaw’s 2012/2042

Rhode Island
Walnut Hill Plaza	Woonsocket	1998(A)	Fee	285,773		100%	Sears 2008/2033 Shaw’s 2013/2043

Vermont
The Gateway Shopping Center	South Burlington	1999(A)	Fee	100,563	(6)	84%	Shaw’s 2024/2054

Back to Contents

Shopping Center Property	Location	Year Constructed(C) Acquired(A)	Ownership Interest	GLA		Occupancy (1) % 12/31/03	Anchor Tenants (2) Current Lease Expiration Lease Option Expiration

NEW YORK REGION
New Jersey
Berlin Shopping Center	Berlin	1994 (A)	Fee	188,717		80%	Kmart 2004/2029 Acme 2005/2015

Elmwood Park Shopping Center	Elmwood Park	1998 (A)	Fee	149,676		100%	Pathmark 2017/2052 Walgreen’s 2022/2062

Ledgewood Mall	Ledgewood	1983 (A)	Fee	515,980		88%	The Sports’ Authority 2007/2037 Macy’s 2005/2030 Wal*Mart 2019/2049 Circuit City 2020/2040 Marshall’s 2007/2027

Marketplace of Absecon	Absecon	1998 (A)	Fee	105,251		93%	Eckerd Drug 2020/2040 Acme 2015/2055

New York
Branch Shopping Plaza	Smithtown	1998 (A)	LI (7)	125,640		96%	Waldbaum’s 2013/2028

New Loudon Center	Latham	1982 (A)	Fee	254,332		75%	Price Chopper 2015/2035 Marshall’s 2014/2029(8) Bon Ton 2014/2034 (8)

Village Commons Shopping Center	Smithtown	1998 (A)	Fee	87,285		96%	Daffy’s 2008/2028 Walgreens 2021/none

Soundview Marketplace	Port Washington	1998 (A)	LI/Fee (7)	182,367		92%	King Kullen 2007/2042 Clearview Cinema 2010/2030

Pacesetter Park Shopping Center	Pomona	1999 (A)	Fee	96,252		84%	Stop & Shop 2020/2040

MID-ATLANTIC REGION
Pennsylvania
Abington Towne Center	Abington	1998 (A)	Fee	216,542	(9)	98%	TJ Maxx 2010/2020 Target (9)

Blackman Plaza	Wilkes-Barre	1968 (C)	Fee	121,341		92%	Kmart 2004/2049 (10)

Bradford Towne Centre	Towanda	1993 (C)	Fee	256,939		89%	Kmart 2019/2069 P&C Foods 2014/2024 (16)

East End Centre	Wilkes-Barre	1986 (C)	Fee	308,283		52%	Price Chopper 2008/2028

Greenridge Plaza	Scranton	1986 (C)	Fee	198,393		53%	Giant Food 2021/2051

Luzerne Street Shopping Center	Scranton	1983 (A)	Fee	57,988		94%	Price Chopper 2004/2024 (11) Eckerd Drug 2004/2019

Mark Plaza	Edwardsville	1968 (C)	LI/Fee (7)	214,036		91%	Kmart 2004/2054 (10) Redner’s Markets 2018/2028

Pittston Plaza	Pittston	1994 (C)	Fee	79,494		98%	Redner’s Markets 2018/2028 Eckerd Drug 2006/2016

Plaza 422	Lebanon	1972 (C)	Fee	155,026		69%	Home Depot 2028/2058 (12)

Route 6 Mall	Honesdale	1994 (C)	Fee	175,507		99%	Kmart 2020/2070

Back to Contents

Shopping Center Property	Location	Year Constructed(C) Acquired(A)	Ownership Interest	GLA		Occupancy (1) % 12/31/03	Anchor Tenants (2) Current Lease Expiration Lease Option Expiration

MIDWEST REGION
Illinois
Hobson West Plaza	Naperville	1998 (A)	Fee	99,044		99%	Bobak’s Market & Restaurant 2007/2032

Indiana
Merrillville Plaza	Merrillville	1998 (A)	Fee	235,603		100%	JC Penney 2008/2018 Office Max 2008/2028 TJ Maxx 2004/2014

Michigan
Bloomfield Town Square	Bloomfield Hills	1998 (A)	Fee	217,499		88%	TJ Maxx 2009/2014 Marshalls 2011/2026 Home Goods 2010/2025

Ohio
Mad River Station	Dayton	1999 (A)	Fee	154,325	(13)	80%	Office Depot 2005/2010 Babies ‘R’ Us 2005/2020

		Wholly-owned portfolio		5,153,383		88%

PROPERTIES HELD IN JOINT VENTURES NEW YORK REGION
New York
Crossroads Shopping Center	White Plains	1998 (A)	JV (14)	310,919		99%	Kmart 2012/2037 Waldbaum’s 2007/2032 B. Dalton 2012/2022 Modell’s 2009/2019 Pay Half 2018/none

MIDWEST REGION
Ohio
Amherst Marketplace	Cleveland	2002 (A)	JV (15)	79,937		100%	Giant Eagle 2021/2041

Granville Centre	Columbus	2002 (A)	JV (15)	131,543		88%	Big Bear 2020/2050 (16) California Fitness 2017/2027

Sheffield Crossing	Cleveland	2002 (A)	JV (15)	112,634		94%	Giant Eagle 2022/2042

MID-ATLANTIC REGION
Delaware
Brandywine Town Center (17)	Wilmington	2003 (A)	JV (15)	614,289		99%	Target 2018/2068 Lowe’s Home Centers 2018/2048 Dick’s Sporting Goods 2013/2028 Bed Bath & Beyond 2014/2029 Old Navy (Gap) 2011/2016

Market Square Shopping Center	Wilmington	2003 (A)	JV (15)	87,760		100%	Trader Joe’s 2013/2028 TJ Maxx 2006/2016

		Joint Venture Portfolio		1,337,082		98%

Back to Contents

Notes:

(1)	Does not include space leased for which rent has not yet commenced.

(2)	Generally, anchors represent those tenants whose leases comprise at least 10% of the GLA of the center.

(3)	In addition to the 16,834 square feet of retail GLA, this property also has 21 apartments comprising 14,434 square feet.

(4)	Includes a 92,500 square foot Wal*Mart which is not owned by the Company.

(5)	Following the recapture, demolition and reconstruction of the existing supermarket building, a new Super Stop & Shop supermarket will open at this center during the first quarter of 2005. Although not yet open, rent has commenced pursuant to the lease.

(6)	The newly built 72,000 square foot Shaw’s supermarket opened during the second quarter 2003 at this redevelopment project. The balance of the newly constructed small shop space is in its initial lease-up phase.

(7)	The Company is a ground lessee under a long-term ground lease.

(8)	The Bon Ton Department Store opened for business in 66,000 square feet on November 21, 2003 as part of the redevelopment of this property. Additional space which has been leased, but is not yet occupied consists of approximately 11,000 square feet to Marshall’s, an existing tenant at the center, which will be expanding its current 26,000 square foot store to 37,000 square feet, and 49,000 square feet to Raymour and Flanigan Furniture. Following these tenants taking occupancy in mid-2004, this community shopping center will be 100% leased.

(9)	Includes a 157,616 square foot Target Store that is not owned by the Company.

(10)	Kmart has notified the Company of its intentions to exercise its option to renew the lease upon expiration of the current lease term.

(11)	This tenant has ceased operating in their space but continues to pay rent pursuant to the lease.

(12)	Home Depot opened in 104,000 square feet at this shopping center redevelopment in December 2003. In connection with the project, the Company also recaptured another 48,000 square feet of space, for which re-leasing is underway.

(13)	The GLA for this property includes 28,205 square feet of office space.

(14)	The Company has a 49% investment in this property.

(15)	The Company has a 22% investment in this property.

(16)	This is a subsidiary of Penn Traffic, which is currently operating under Chapter 11 bankruptcy. Penn Traffic continues to operate at the Bradford Towne Centre, but has neither accepted nor rejected this lease. Penn Traffic ceased operations at the Granville Centre and rejected the lease at this location on February 20, 2004.

(17)	Does not include 240,000 square feet of new space in Phase II of the Brandywine Town Center, which will be paid for by the Company on an Earn-out basis only if, and when, it is leased.

Back to Contents

MAJOR TENANTS

No individual retail tenant accounted for more than 4.7% of minimum rents for the year ended December 31, 2003 or 9.9% of total leased GLA as of December 31, 2003. The following table sets forth certain information for the 25 largest retail tenants based upon minimum rents in place as of December 31, 2003. The table includes leases related to the Company’s partial interest in 25 anchor-only leases with Kroger and Safeway supermarkets. The below amounts include the Company’s pro-rata share of GLA and annualized base rent for its partial ownership interest in properties (GLA and rent in thousands):

				Percentage of Total
				Represented by Retail Tenant

	Number of
	Stores in	Total	Annualized Base	Total	Annualized Base
Retail Tenant	Portfolio	GLA	Rent (1)	Portfolio GLA (2)	Rent (2)

Shaw’s	3	175	$2,337	3.0%	4.7%
Kmart	6	570	2,148	9.9%	4.3%
T.J. Maxx	9	245	1,923	4.3%	3.9%
Ahold (Giant, Stop & Shop) (3)	3	179	1,549	3.1%	3.1%
Wal*Mart	2	210	1,515	3.6%	3.1%
Price Chopper (4)	3	168	1,296	2.9%	2.7%
A&P / Waldbaum’s	2	82	1,168	1.4%	2.4%
Eckerd Drug (5)	8	90	1,054	1.6%	2.1%
Home Depot	2	211	1,010	3.7%	2.0%
Pathmark	1	48	955	0.8%	1.9%
Restoration Hardware	1	12	930	0.2%	1.9%
Acme (Albertson’s)	2	76	919	1.3%	1.9%
Redners Supermarket	2	112	863	2.0%	1.7%
Safeway (6)	13	104	832	1.8%	1.7%
Kroger (7)	12	122	829	2.1%	1.7%
KB Toys (8)	6	46	669	0.8%	1.4%
Macy’s	1	73	611	1.3%	1.2%
Clearview Cinema (9)	1	25	596	0.5%	1.2%
JC Penney	2	73	592	1.3%	1.2%
Payless Shoe Source	12	41	589	0.7%	1.2%
Walgreen’s	2	24	589	0.4%	1.2%
King Kullen	1	48	563	0.8%	1.1%
Blockbuster Video	5	23	505	0.4%	1.0%
Fashion Bug (Charming Shoppes) (10)	9	88	470	1.5%	1.0%

Total	108	2,845	$24,512	49.4%	49.6%

Notes:

(1)	Base rents do not include percentage rents (except where noted), additional rents for property expense reimbursements, and contractual rent escalations due after December 31, 2003.
(2)	Represents total GLA and annualized base rent for the Company’s retail properties including its pro-rata share of joint venture properties.
(3)	The Company will be installing a new Super Stop & Shop supermarket in connection with the redevelopment of Town Line Plaza. Although not yet open, rent has commenced pursuant to the lease.
(4)	The tenant is currently not operating the store at the Luzerne Street Shopping Center. They are obligated, and continue, to pay annual minimum rent of $178 until the lease expires on April 30, 2004.
(5)	Subsidiary of JC Penney. The store at the Berlin Shopping Center has ceased operating, but continues to pay annual rent of $30 pursuant to the lease which expires November 30, 2004. The Route 6 Plaza location has been sublet to Advance Auto and expires 2011.
(6)	Safeway has sub-leased seven of these locations to supermarket tenants, one location to a non-supermarket tenant and ceased operations at one other location. Safeway is obligated to pay rent through the full term of all these leases which expire in 2009.
(7)	Kroger has sub-leased four of these locations to supermarket tenants, two locations to a non-supermarket tenant and ceased operations at one other location. Kroger is obligated to pay rent through the full term of these leases which expire in 2009.
(8)	The tenant is currently operating under Chapter 11 bankruptcy and, to date has neither affirmed nor rejected its leases at any of these locations.
(9)	Subsidiary of Cablevision.
(10)	This tenant pays percentage rent only (no minimum rent) at four of its locations. Included in the above rent is $245 of percentage rent paid for calendar 2003.

Back to Contents

LEASE EXPIRATIONS

The following table shows scheduled lease expirations for retail tenants in place as of December 31, 2003, assuming that none of the tenants exercise renewal options. 255,000 square feet of GLA owned by anchor tenants are not included in the below table. Leases related to the Company’s joint venture properties are shown separately below before the Company’s pro-rata share of annual base rent and GLA (GLA and rent in thousands):

Wholly-Owned
Portfolio:
		Annualized Base
		Rent (1)		GLA
	Number of
Leases maturing in	Leases	Current Annual	Percentage of		Percentage
		Rent	Total	Square feet	of Total

2004	65	$2,734	6%	354	8%
2005	54	4,403	10%	434	10%
2006	54	2,447	6%	199	5%
2007	56	4,181	10%	377	9%
2008	57	4,694	11%	424	10%
2009	39	3,354	8%	460	11%
2010	19	2,426	6%	212	5%
2011	18	2,120	5%	195	5%
2012	8	988	2%	73	2%
2013	15	2,312	5%	164	4%
Thereafter	30	13,011	31%	1,366	31%

Total	415	$42,670	100%	4,258	100%

Joint Venture
Portfolio:
		Annualized Base
		Rent (1)			GLA
	Number of
Leases maturing in	Leases	Current Annual	Percentage of			Percentage
		Rent	Total	Square feet		of Total

2004	14	$1,554	8%	65		5%
2005	7	512	3%	21		2%
2006	9	760	4%	52		4%
2007	12	1,458	7%	78		6%
2008	11	927	5%	38		3%
2009	4	366	2%	30		2%
2011	5	1,645	9%	73		6%
2012	7	1,752	9%	160		12%
2013	7	2,007	11%	117		9%
Thereafter	15	8,008	42%	673		51%

Total	91	$18,989	100%	1,307		100%

Note:

(1)	Base rents do not include percentage rents, additional rents for property expense reimbursements, nor contractual rent escalations due after December 31, 2003.

Back to Contents

GEOGRAPHIC CONCENTRATIONS

The following table summarizes the Company’s retail properties by region as of December 31, 2003. (GLA and rent in thousands):

	GLA (1)	Occupied % (2)	Annualized Base Rent (2)	Annualized Base Rent per Leased Square Foot	Percentage of Total
					Represented by Region

						Annualized Base
Region					GLA	Rent

Wholly-Owned Portfolio:
New York Region	1,706	88%	$19,116	$12.77	33%	45%
New England	958	98%	9,106	10.78	19%	22%
Midwest	706	92%	7,001	10.80	14%	16%
Mid-Atlantic	1,783	80%	7,447	6.28	34%	17%

Total Wholly-Owned Portfolio	5,153	88%	$42,670	$10.22	100%	100%

Joint Venture Portfolio:
Midwest (3)	324	93%	$3,193	$10.56	24%	17%
Mid-Atlantic (3,4)	702	99%	10,272	14.72	52%	54%
New York Region (5)	311	99%	5,524	17.99	24%	29%

Total Joint Venture Portfolio	1,337	98%	$18,989	$14.53	100%	100%

Notes:

(1)	Property GLA includes a total of 255 square feet which is not owned by the Company. This square footage has been excluded for calculating annualized base rent per square foot.
(2)	The above occupancy and rent amounts do not include space which is currently leased, but for which rent payment has not yet commenced
(3)	The Company has a 22% interest in Acadia Strategic Opportunity Fund which owns these properties.
(4)	Does not include 240 square feet of new space in Phase II of the Brandywine Town Center, which will be paid for by the Company on an Earn-out basis only if, and when it is leased.
(5)	The Company has a 49% interest in two partnerships which, together, own the Crossroads Shopping Center.

MULTI-FAMILY PROPERTIES

The Company owns two multi-family properties located in the Mid-Atlantic and Midwest regions. The properties average 737 units and as of December 31, 2003, had an average occupancy rate of 94%. The following sets forth more specific information with respect to each of the Company’s multi-family properties at December 31, 2003:

Multi-Family Property	Location	Year Acquired	Ownership	Units	% Occupied
			Interest

Missouri
Gate House, Holiday House, Tiger Village and	Columbia	1998	Fee	874	98%
Colony Apartments(1)
North Carolina
Village Apartments	Winston Salem	1998	Fee	600	89%

		Totals		1,474	94%

Notes:

(1)	The Company owns four contiguous residential complexes in Columbia, Missouri which, although owned in two separate entities, are managed as a single property and therefore reflected as such.

Back to Contents

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of 2003.

PART II

ITEM 5.   MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

(a)   Market Information

The following table shows, for the period indicated, the high and low sales price for the Common Shares as reported on the New York Stock Exchange, and cash dividends paid during the two years ended December 31, 2003 and 2002.

			Dividend
Quarter Ended	High	Low	Per Share

2003
March 31, 2003	$8.15	$7.40	$0.145
June 30, 2003	9.25	8.02	0.145
September 30, 2003	11.50	9.06	0.145
December 31, 2003	12.68	10.81	0.16
2002
March 31, 2002	$7.59	$6.16	$0.13
June 30, 2002	8.65	6.45	0.13
September 30, 2002	8.15	6.87	0.13
December 31, 2002	7.79	6.77	0.13

At March 12, 2004, there were 288 holders of record of the Company’s Common Shares.

(b)   Dividends

The Company has determined that 100% of the total dividends distributed to shareholders in 2003 represented ordinary income. The Company’s cash flow is affected by a number of factors, including the revenues received from rental properties, the operating expenses of the Company, the interest expense on its borrowings, the ability of lessees to meet their obligations to the Company and unanticipated capital expenditures. Future dividends paid by the Company will be at the discretion of the Trustees and will depend on the actual cash flows of the Company, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Trustees deem relevant.

(c)   Issuer purchases of equity securities

The Company has an existing share repurchase program that authorizes management, at its discretion, to repurchase up to $20.0 million of the Company’s outstanding Common Shares. Through March 12, 2004, the Company had repurchased 1,899,486 Common Shares (net of 155,199 shares reissued) at a total cost of $11.6 million. The program may be discontinued or extended at any time and there is no assurance that the Company will purchase the full amount authorized. There were no Common Shares repurchased by the Company during the fourth quarter of the fiscal year ended December 31, 2003.

Back to Contents

(d)	Securities authorized for issuance under equity compensation

The following table provides information related to the Company’s 1999 Share Incentive Plan (the “1999 Plan”) and 2003 Share Incentive Plan (the “2003 Plan”) as of December 31, 2003:

Equity Compensation Plan Information
	(a)	(b)	(c)
	Number of securities to	Weighted- average	Number of securities
	be issued upon exercise	exercise price of	remaining available
	of outstanding options,	outstanding options,	for future issuance under
	warrants and rights	warrants and rights	equity compensation plans
(excluding securities
reflected in column a)

Equity compensation plans
approved by security holders	2,095,150	$7.04	1,101,622	(1)
Equity compensation plans
Not approved by security holders	—	—	—
Total	2,095,150	$7.04	1,101,622	(1)

Notes:

(1)	The 1999 and 2003 Plans authorize the issuance of options equal to up to a total of 12% of the total Common Shares outstanding from time to time on a fully diluted basis. However, not more than 4,000,000 of the Common Shares in the aggregate may be issued pursuant to the exercise of options and no participant may receive more than 5,000,000 Common Shares during the term of the 1999 and 2003 Plans. Remaining available is based on 27,409,141 outstanding Common Shares and 1,139,017 OP Units as of December 31, 2003, less the issuance of a total of 229,007 restricted shares granted through the same date.

Back to Contents

ITEM 6.   SELECTED FINANCIAL DATA

The following table sets forth, on a historical basis, selected financial data for the Company. This information should be read in conjunction with the audited consolidated financial statements of the Company and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this Annual Report on Form 10-K.

	Years ended December 31,
	2003	2002	2001	2000	1999

OPERATING DATA:
Revenues	$69,445	$69,347	$61,282	$63,450	$58,933
Operating expenses	34,703	30,894	29,049	28,736	27,651
Interest expense	11,231	11,017	12,370	15,877	13,686
Depreciation and amortization	17,909	14,804	13,745	13,136	12,241
Abandoned project costs	—	274	—	—	—
Gain in sale of land	1,187	1,530	—	—	—
Equity in earnings of unconsolidated
partnerships	2,411	628	504	645	584
Minority interest	(1,347)	(2,999)	(1,466)	(1,952)	(1,832)
Income from continuing operations	7,853	11,517	5,156	4,394	4,107
Income from discontinued operations	—	7,882	4,795	15,513	3,088
Income before cumulative effect of
a change in accounting principle	7,853	19,399	9,951	19,907	7,195
Cumulative effect of a change in
accounting principle	—	—	(149)	—	—
Net income	$7,853	$19,399	$9,802	$19,907	$7,195

Basic earnings per share:
Income from continuing operations	$0.30	$0.46	$0.18	$0.16	$0.16
Income from discontinued operations	—	0.31	0.18	0.59	0.12
Cumulative effect of a change in
accounting principle	—	—	(0.01)	—	—

Basic earnings per share	$0.30	$0.77	$0.35	$0.75	$0.28

Diluted earnings per share:
Income from continuing operations	$0.29	$0.45	$0.18	$0.16	$0.16
Income from discontinued operations	—	0.31	0.18	0.59	0.12
Cumulative effect of a change in
accounting principle	—	—	(0.01)	—	—

Diluted earnings per share	$0.29	$0.76	$0.35	$0.75	$0.28

Weighted average number of Common
Shares outstanding
- basic	26,589	25,321	28,313	26,437	25,709
- diluted (1)	27,496	25,806	—	—	—
BALANCE SHEET DATA:
Real estate before accumulated
depreciation	$427,628	$413,878	$398,416	$387,729	$389,111
Total assets	388,184	410,935	493,939	523,611	570,803
Total mortgage indebtedness	190,444	202,361	211,444	193,693	213,154
Minority interest – Operating
Partnership	7,875	22,745	37,387	48,959	74,462
Total equity	169,734	161,323	179,098	179,317	152,487
OTHER:
Funds from Operations (2)	$27,664	$30,162	$13,487	$31,789	$31,160
Cash flows provided by (used in):
Operating activities	19,082	24,918	20,521	19,197	25,886
Investing activities	(19,400)	24,646	(11,199)	(11,165)	(19,930)
Financing activities	(30,187)	(58,807)	(7,047)	(45,948)	14,201

Back to Contents

Notes:

(1)	For 1999 through 2001, the weighted average number of shares outstanding on a diluted basis is not presented as the inclusion of additional shares was anti-dilutive.
(2)	The Company considers funds from operations (“FFO”) as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) to be an appropriate supplemental disclosure of operating performance for an equity REIT due to its widespread acceptance and use within the REIT and analyst communities. FFO is presented to assist investors in analyzing the performance of the Company. It is helpful as it excludes various items included in net income that are not indicative of the operating performance, such as gains (or losses) from sales of property and depreciation and amortization. However, the Company’s method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO does not represent cash generated from operations as defined by generally accepted accounting principles (“GAAP”) and is not indicative of cash available to fund all cash needs, including distributions. It should not be considered as an alternative to net income for the purpose of evaluating the Company’s performance or to cash flows as a measure of liquidity. Consistent with the NAREIT definition, the Company defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of depreciated property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. The Company historically had added back impairments in real estate in calculating FFO, in accordance with prior NAREIT guidance. However, NAREIT, based on discussions with the SEC, has provided revised guidance that provides that impairments should not be added back to net income in calculating FFO. As such, historical FFO has been restated consistent with this revised guidance. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Funds from Operations for the reconciliation of net income to FFO.

ITEM 7.   MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements of the Company (including the related notes thereto) appearing elsewhere in this Annual Report on Form 10-K. Certain statements contained in this Annual Report on Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 and as such may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative thereof or other variations thereon or comparable terminology. Factors which could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to those set forth under the heading "Risk Factors" in this Annual Report on Form 10-K. These risks and uncertainties should be considered in evaluating any forward-looking statements contained or incorporated by reference herein.

OVERVIEW

The Company currently operates 62 properties, which it owns or has an ownership interest in, consisting of 58 neighborhood and community shopping centers, one enclosed mall, one mixed-use property (retail/residential) and two multi-family properties, which are located primarily in the Northeast, Mid-Atlantic and Midwestern regions of the United States and, in total, comprise approximately nine million square feet. The Company receives income primarily from the rental revenue from its properties, including recoveries from tenants, offset by operating and overhead expenses.

The Company focuses on three primary areas in executing its business plan as follows:

– Focus on maximizing the return on its existing portfolio through leasing and property redevelopment activities. The Company’s redevelopment program is a significant and ongoing component of managing its existing portfolio and focuses on selecting well-located neighborhood and community shopping centers and creating significant value through re-tenanting and property redevelopment.

– Pursue above-average returns though an disciplined and opportunistic acquisition program. The primary conduits for the Company’s acquisition program are through its existing acquisition joint venture, ASOF, as well as the new venture established to invest in surplus or underutilized properties owned or controlled by retailers as discussed under Item 1. Business - Recent Developments in this Annual Report on Form 10-K.

– Maintain a strong balance sheet, which provides the Company with the financial flexibility to fund both property redevelopment and acquisition opportunities.

Back to Contents

RESULTS OF OPERATIONS

Comparison of the year ended December 31, 2003 (“2003”) to the year ended December 31, 2002 (“2002”)

Total revenues increased $98,000 to $69.4 million for 2003 compared to $69.3 million for 2002.

Minimum rents increased $1.7 million, or 3%, to $50.2 million for 2003 compared to $48.5 million for 2002. This increase was attributable to an increase in rents following the redevelopment of the Elmwood Park and Gateway shopping centers and an increase in rents from re-tenanting activities and renewals of tenant leases across the portfolio. These increases were partially offset by a decrease in rents following Ames Department Stores’ bankruptcy.

In total, expense reimbursements increased $2.1 million, or 19%, from $11.4 million for 2002 to $13.5 million for 2003. CAM expense reimbursements increased $1.6 million, or 34%, from $4.7 million in 2002 to $6.3 million in 2003. This resulted primarily from tenant reimbursements of higher snow removal costs following the harsh winter of 2003 as well as tenant reimbursements of higher insurance costs throughout the portfolio. Real estate tax reimbursements increased $457,000 primarily as a result of the variance in real estate tax expense as discussed below.

Lease termination income of $3.9 million in 2002 was primarily the result of the settlement of the Company’s claim against a former tenant.

Other income increased $97,000, or 3%, from $3.9 million in 2002 to $4.0 million in 2003. This was primarily due to a lump sum additional rent payment of $1.2 million received from a former tenant during 2003 in connection with the re-anchoring of the Branch Plaza and an increase of $527,000 in management fee income received from ASOF in 2003. These increases were partially offset by a decrease in interest income during 2003 due to lower interest earning assets, including cash investments and notes receivable, as well as the decline in interest rates.

Total operating expenses increased $6.6 million, or 14%, to $52.6 million for 2003, from $46.0 million for 2002.

Property operating expenses increased $2.9 million, or 24%, to $15.2 million for 2003 compared to $12.3 million for 2002. This was a result of higher snow removal costs due to the harsh winter of 2003 and higher insurance costs throughout the portfolio.

Real estate taxes increased $352,000, or 4%, from $8.4 million in 2002 to $8.8 million in 2003. This increase was attributable to higher real estate taxes experienced generally throughout the portfolio and a 2002 adjustment of accrued real estate taxes for an acquired property. These increases were primarily offset by a real estate tax refund agreed to in 2003 related to the appeal of taxes paid in prior years at the Greenridge Plaza.

General and administrative expense increased $561,000, or 6%, from $10.2 million for 2002 to $10.7 million for 2003. This increase was primarily attributable to stock-based compensation. These increases were offset by additional costs paid in 2002 related to the Company’s tender offer and repurchase of its Common Shares.

Depreciation and amortization increased $3.1 million, or 21%, from $14.8 million for 2002 to $17.9 million for 2003. Depreciation expense increased $3.5 million. This was a result of the write-off of $2.7 million of unamortized tenant improvement costs related to the buyout and termination of the former anchor at the Town Line Plaza redevelopment project. In addition, depreciation expense increased following the Elmwood Park redevelopment project being placed in service during the fourth quarter of 2002 and the Gateway project being placed in service during the first quarter of 2003. Amortization expense decreased $443,000, which was primarily attributable to the write-off of deferred leasing costs during 2002 related to certain tenant leases.

Interest expense of $11.2 million for 2003 increased $214,000, or 2%, from $11.0 million for 2002. This was primarily attributable to a decrease of $528,000 in capitalized interest in 2003 and a $198,000 increase in interest expense as a result of higher average interest rates on the portfolio debt for 2003. These increases were offset by a $512,000 decrease resulting from lower average outstanding borrowings during 2003.

Income from discontinued operations decreased $7.9 million due to the timing of property sales in 2002.

Back to Contents

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

In total, expense reimbursements increased $535,000, or 5%, from $10.9 million for 2001 to $11.4 million for 2002. Common area maintenance (“CAM”) expense reimbursements, which comprise the majority of the variance between years, increased $511,000, or 12%, from $4.2 million in 2001 to $4.7 million in 2002. This resulted primarily from tenant reimbursement of higher insurance costs experienced throughout the portfolio and an increase in tenant reimbursement due to increased portfolio occupancy in 2002.

Lease termination income of $3.9 million in 2002 was primarily the result of the settlement of the Company’s claim against a former tenant.

Other income increased $2.4 million, or 154%, from $1.5 million in 2001 to $3.9 million in 2002. This was primarily due to an increase of $795,000 in asset and property management fees earned in 2002 from ASOF, $1.0 million in interest earned on purchase money notes from the sales of properties in 2002 and an increase in interest income due to higher interest earning assets in 2002

Total operating expenses increased $3.2 million, or 7%, to $46.0 million for 2002, from $42.8 million for 2001.

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

Depreciation and amortization increased $1.1 million, or 8%, from $13.7 million for 2001 to $14.8 million for 2002. Depreciation expense increased $591,000. This was principally a result of increased depreciation expense related to capitalized tenant installation costs during 2001 and 2002 and the write-off of tenant improvement costs related to certain tenant leases. Amortization expense increased $468,000, which was primarily attributable to the write-off of deferred leasing costs related to certain tenant leases and increased loan amortization expense related to financing activity in 2002.

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

Income from discontinued operations increased $3.1 million due to the timing of property sales in 2002 and 2001.

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

Back to Contents

Consistent with the NAREIT definition, the Company defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of depreciated property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. The Company historically had added back impairments in real estate in calculating FFO, in accordance with prior NAREIT guidance. However, NAREIT, based on discussions with the SEC, has provided revised guidance that provides that impairments should not be added back to net income in calculating FFO. As such, historical FFO has been restated consistent with this revised guidance. The reconciliations of net income to FFO for the years ended December 31, 2003, 2002, 2001, 2000 and 1999 are as follows:

Reconciliation of Net Income to Funds from Operations

	For the Years Ended December 31,

	2003	2002	2001	2000	1999

Net income	$7,853	$19,399	$9,802	$19,907	$7,195
Depreciation of real estate and amortization of leasing costs:
Wholly owned and consolidated partnerships	16,957	15,305	18,422	19,325	18,949
Unconsolidated partnerships	2,107	662	627	625	626
Income attributable to minority interest (1)	747	2,928	2,221	5,674	3,106
(Gain)loss on sale of properties	—	(8,132)	(17,734)	(13,742)	1,284
Cumulative effect of change in accounting principle	—	—	149	—	—

Funds from operations	$27,664	$30,162	$13,487	$31,789	$31,160

Notes:

(1)	Represents income attributable to Common Operating Partnership Units and does not include distributions paid on Preferred OP Units.

LIQUIDITY AND CAPITAL RESOURCES

USES OF LIQUIDITY

The Company’s principal uses of its liquidity are expected to be for distributions to its shareholders and OP unitholders, debt service and loan repayments, and property investment which includes the funding of its joint venture commitments, acquisition, redevelopment, expansion and re-tenanting activities.

Distributions

In order to qualify as a REIT for Federal income tax purposes, the Company must currently distribute at least 90% of its taxable income to its shareholders. For the first three quarters during 2003, the Company paid a quarterly dividend of $0.145 per Common Share and Common OP Unit. In December of 2003, the Board of Trustees approved and declared a 10% increase in the Company’s quarterly dividend to $0.16 per Common Share and Common OP Unit for the fourth quarter of 2003 which was paid January 15, 2004. On February 26, 2004, the Board of Trustees approved and declared a quarterly dividend of $0.16 per Common Share and Common OP Unit payable April 15, 2004 to shareholders and OP unitholders of record as of March 31, 2004.

Acadia Strategic Opportunity Fund, LP (“ASOF”)

In September of 2001, the Company committed $20.0 million to a newly formed joint venture formed with four of its institutional shareholders, who committed $70.0 million, for the purpose of acquiring a total of approximately $300.0 million of community and neighborhood shopping centers on a leveraged basis. Since the formation of ASOF, the Company has used it as the primary vehicle for the acquisition of assets.

The Company is the manager and general partner of ASOF with a 22% interest. In addition to a pro-rata return on its invested equity, the Company is entitled to a profit participation based upon certain investment return thresholds. Cash flow is to be distributed pro-rata to the partners (including the Company) until they have received a 9% cumulative return on, and a return of all capital contributions. Thereafter, remaining cash flow is to be distributed 80% to the partners (including the Company) and 20% to the Company. The Company also earns a fee for asset management services equal to 1.5% of the total equity commitments, as well as market-rate fees for property management, leasing and construction services.

Back to Contents

To date, ASOF has purchased a total of 30 assets in three separate transactions. Details of the transactions completed during 2003 are as follows:

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

Brandywine Town Center is a two phase open-air value retail center. The first phase (“Phase I”) is approximately 450,000 square feet and 99% occupied, with tenants including Lowe’s, Bed Bath & Beyond, Regal Cinema, Michaels, Petsmart, Old Navy, Annie Sez, Thomasville Furniture and Dick’s Sporting Goods. The second phase (“Phase II”) consists of approximately 420,000 square feet of existing space, of which Target occupies 138,000 square feet. The balance of Phase II is currently not occupied.

The initial investment for the portfolio was approximately $86.3 million, inclusive of closing and other related acquisition costs. ASOF assumed $38.1 million of fixed rate debt on the two properties at a blended rate of 8.1%. A new $30.0 million, 4.7% fixed-rate loan was also obtained in conjunction with the acquisition and is collateralized by a portion of the Brandywine Town Center. The balance of the purchase price was funded by ASOF, of which the Company’s share was $4.3 million. ASOF will also pay additional amounts in conjunction with the lease-up of the current vacant space in Phase II (the “Earn-out”). The additional investment, depending on the Earn-out, is projected to be between $42.0 million and $62.0 million, of which the Company’s share would be between $9.3 million and $13.8 million. To the extent ASOF places additional mortgage debt upon the lease-up of Phase II, the required equity contribution for the Earn-out would be less. The Earn-out is structured such that ASOF has no time requirement or payment obligation for any portion of currently vacant space which it is unable to lease.

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

The Kroger/Safeway JV acquired the portfolio for $48.9 million (inclusive of closing and other related acquisition costs), which included the assumption of an aggregate of $34.5 million of existing fixed-rate mortgage debt, which is at a blended fixed interest rate of 6.6% and is fully amortizing over the Primary Term. The individual mortgages are secured by each individual property and are not cross-collateralized. ASOF invested 90%, or $11.3 million, of the equity capitalization, of which the Company’s share was $2.5 million. AmCap contributed 10%, or $1.2 million. Cash flow is to be distributed to the Kroger/Safeway JV partners until they have received an 11% cumulative return and a full return of all contributions. Thereafter, remaining cash flow is to be distributed 75% to ASOF and 25% to AmCap. The Kroger/Safeway JV agreement also provides for additional allocations of cash based on ASOF achieving certain minimum investment returns to be determined on a “look-back” basis.

Venture with Klaff Realty, L.P. (“Klaff”)

On January 27, 2004, the Company entered into a venture (the “Venture”) with Klaff and Klaff’s long time capital partner Lubert-Adler Management, Inc. (“Lubert-Adler”) for the purpose of making investments in surplus or underutilized properties owned by retailers. The initial size of the Venture is expected to be approximately $300 million in equity based on anticipated investments of approximately $1 billion. The Venture is currently exploring investment opportunities, but has not yet made any commitments. Each participant in the Venture has the right to opt out of any potential investment. The Company and its current acquisition fund, ASOF, as well as possible subsequent joint venture funds sponsored by the Company, anticipate investing 20% of the equity of the Venture. Cash flow is to be distributed to the partners until they have received a 10% cumulative return and a full return of all contributions. Thereafter, remaining cash flow is to be distributed 20% to Klaff (“Klaff’s Promote”) and 80% to the partners (including Klaff). Profits earned on up to $20.0 million of the Company’s contributed capital is not subject to Klaff’s Promote. The Company will also earn market-rate fees for property management, leasing and construction services on behalf of the Venture.

Back to Contents

The Company has also acquired Klaff’s rights to provide asset management, leasing, disposition, development and construction services for an existing portfolio of retail properties and/or leasehold interests comprised of approximately 10 million square feet of retail space located throughout the United States (the “Klaff Properties”). The acquisition involves only Klaff’s rights associated with operating the Klaff Properties and does not include equity interests in assets owned by Klaff or Lubert-Adler. The Operating Partnership issued $4.0 million of Preferred OP Units to Klaff in consideration of this acquisition.

Other

In March 2004, the Company invested $4.1 million in a loan secured by a shopping center property.

Property Redevelopment and Expansion

The Company’s redevelopment program focuses on selecting well-located neighborhood and community shopping centers and creating significant value through re-tenanting and property redevelopment. During 2003, the Company substantially completed the redevelopment of three shopping centers and added an additional project to its redevelopment pipeline as follows:

Gateway Shopping Center – The redevelopment of the Gateway Shopping Center, formerly a partially enclosed mini-mall with an undersized Grand Union, included the demolition of 90% of the existing building and the construction of a new anchor supermarket. The center has been converted into a new open-air community shopping center anchored with a 72,000 square foot Shaw’s supermarket which opened during March of 2003. Approximately 11,000 square feet of small shop space remains to be leased at the property. Total costs for this project, including the original acquisition costs, aggregated $17.9 million.

Plaza 422 – Home Depot held its grand opening during fourth quarter of 2003 at the Plaza 422 redevelopment project located in Lebanon, Pennsylvania. The expansion of the former 83,000 square foot Ames space to a 104,000 square foot Home Depot included the recapture and demolition of the formerly enclosed portion of this center. The Company is now collecting triple the base rent of that which was paid by Ames. In connection with the redevelopment project, the Company also recaptured another 48,000 square feet of space, for which re-leasing is currently underway. The majority of redevelopment costs were paid directly by Home Depot. The Company’s share of costs for this project totaled $402,000.

New Loudon Center – The Bon Ton Department Store also opened for business during the fourth quarter of 2003 as part of the redevelopment of the New Loudon Center located in Latham, New York. Occupying 66,000 square feet formerly occupied by an Ames department store, Bon Ton is paying base rent at a 15% increase over that of Ames. In addition, the Company has leased the balance of the former Ames space to Marshall’s, an existing tenant at the center, which will be expanding its current 26,000 square foot store to 37,000 square feet. The Company will also install a new 49,000 square foot Raymour and Flanigan Furniture store at this center. Following the completion of this project in mid-2004, this community shopping center will be 100% occupied. Costs incurred to date by the Company for this project totaled $418,000. The remaining costs to complete this redevelopment project are to be paid directly by the above tenants.

Town Line Plaza – This project, located in Rocky Hill, Connecticut, was added to the Company’s redevelopment pipeline in December of 2003. The Company is re-anchoring the center with a new Super Stop & Shop supermarket, replacing a former GU Markets supermarket. The existing building is being demolished and will be replaced with a 66,000 square foot Super Stop & Shop. The new supermarket anchor is paying gross rent at a 33% increase over that of the former tenant with no interruption in rent payments. Costs to date for this project totaled $1.7 million. All remaining redevelopment costs associated with this project, which is anticipated to be completed during the first quarter of 2005, are to be paid by Stop & Shop.

Additionally, for the year ending December 31, 2004, the Company currently estimates that capital outlays of approximately $3.0 million to $7.0 million will be required for tenant improvements, related renovations and other property improvements.

Share Repurchase

The Company’s repurchase of its Common Shares is an additional use of liquidity. Upon completion of a tender offer in February 2002, the Company purchased a total of 5,523,974 Common Shares and Common OP Units (collectively, “Shares”), comprised of 4,136,321 Common Shares and 1,387,653 Common OP Units (which were converted to Common Shares upon tender), at a Purchase Price of $6.05 per Share. The aggregate purchase price paid for the 5,523,974 Shares was $33.4 million. In addition to the tender offer, the Company has an existing share repurchase program that authorizes management, at its discretion, to repurchase up to $20.0 million of the Company’s outstanding Common Shares. Through March 12, 2004, the Company had repurchased 1,899,486 Common Shares (net of 152,199 shares reissued) at a total cost of $11.6 million. The program may be discontinued or extended at any time and there is no assurance that the Company will purchase the full amount authorized.

Back to Contents

SOURCES OF LIQUIDITY

The Company intends on using ASOF and the Venture as the primary vehicle for future acquisitions. Sources of capital for funding the Company’s joint venture commitments, other property acquisitions, redevelopment, expansion and re-tenanting, as well as future repurchases of Common Shares are expected to be obtained primarily from cash on hand, additional debt financings and future sales of existing properties. As of December 31, 2003, the Company had a total of approximately $51.1 million of additional capacity with six lenders, of which the Company is required to draw $12.7 million by December 2004, or forego the ability to draw these funds at any time during the remaining term of the loans. Of the remaining capacity, approximately $3.0 million is subject to additional leasing requirements at the collateral properties, which the Company has not yet satisfied. The Company also had cash and cash equivalents on hand of $14.7 million at December 31, 2003 as well as nine properties that are currently unencumbered and therefore available as potential collateral for future borrowings. The Company anticipates that cash flow from operating activities will continue to provide adequate capital for all debt service payments, recurring capital expenditures and REIT distribution requirements.

Financing and Debt

At December 31, 2003, mortgage notes payable aggregated $190.4 million and were collateralized by 22 properties and related tenant leases. Interest on the Company’s outstanding mortgage indebtedness ranged from 2.6% to 8.1% with maturities that ranged from April 2005 to June 2013. Taking into consideration $86.7 million of notional principal under variable to fixed-rate swap agreements currently in effect, $156.4 million of the portfolio, or 82%, was fixed at a 6.6% weighted average interest rate and $34.0 million, or 18% was floating at a 2.9% weighted average interest rate. There is no debt maturing in 2004, and $57.8 million is scheduled to mature in 2005 at a weighted average interest rate of 2.9%. As the Company does not anticipate having sufficient cash on hand to repay such indebtedness, it will need to refinance this indebtedness or select other alternatives based on market conditions at that time.

The following summarizes the financing and refinancing transactions since December 31, 2002:

In January 2003, the Company drew down $5.0 million of an available $10.0 million facility with a bank and used the proceeds to partially pay down the outstanding principal on another loan with the same lender.

In March 2003, the Company repaid a $3.6 million loan with a life insurance company.

In April 2003, the Company extended an existing $7.4 million revolving facility with a bank through March 1, 2008. As of December 31, 2003, there were no outstanding amounts under this loan.

On May 30, 2003, the Company refinanced a $13.3 million loan with a bank, increasing the outstanding principal to $16.0 million. The loan, which is secured by one of the Company’s properties, requires monthly payment of interest at the fixed-rate of 5.2%. Payments of principal amortized over 30 years commences June 2005 with the loan maturing in May 2013.

On October 27, 2003, the Company paid off maturing loans totaling $7.4 million, which were secured by two of the Company’s properties.

Effective December 1, 2003, the Company amended an $8.6 million loan with a bank. An additional $5.0 million has been made available under the loan as well as extending the maturity of the loan until December 1, 2008 with two one-year extension options. In addition, the interest rate has been reduced to LIBOR plus 140 basis points. The loan, which is secured by one of the Company’s properties, requires the monthly payment of interest and fixed principal commencing January 1, 2004.

In January 2004, the Company entered into a forward starting swap agreement which commences April 1, 2005. The swap agreement, which extends through January 1, 2011, provides for a fixed rate of 4.345% on $37.7 million of notional principal.

In February 2004, the Company entered into three forward starting swap agreements as follows:

Commencement Date	Maturity Date	Notional Principal	Rate

10/2/2006	10/1/2011	$11.4 million	4.895%

10/2/2006	1/1/2010	$ 4.6 million	4.710%

6/1/2007	3/1/2012	$ 8.4 million	5.140%

These swap agreements have been executed in contemplation of the finalization of the extension and modification of certain mortgage loans currently being negotiated, although there can be no assurance that such extensions will be finalized.

Back to Contents

Asset Sales

Asset sales are an additional source of liquidity for the Company. A significant component of the Company’s business has been its multi-year plan to dispose of non-core real estate assets. The Company began this initiative following the RDC Transaction and completed it in 2002. Non-core assets were identified based on factors including property type and location, tenant mix and potential income growth as well as whether a property complemented other assets within the Company’s portfolio. The Company sold 28 non-core assets in connection with this initiative comprising a total of approximately 4.6 million square feet of retail properties and 800 multi-family units, for a total sales price of $158.4 million which generated net sale proceeds to the Company of $82.5 million.

Additionally the Company completed the following two land sales in 2003 and 2002:

In January 2002, the Company with a joint venture partner, purchased a three-acre site located in the Bronx, New York for $3.1 million. Simultaneously, the Company sold approximately 46% of the land to a self-storage facility for $3.3 million. The Company’s share of net proceeds totaled $1.4 million. The Company currently plans to build and lease a 15,000 square foot retail building on the remaining parcel.

On November 8, 2002, a joint venture between the Company and an unaffiliated joint venture partner completed the sale of a contract to purchase land in Bethel, Connecticut, to the Target Corporation for $2.4 million. The joint venture received a $1.6 million note receivable for the net purchase price and additional reimbursements due from the buyer, which was paid in full during 2003. The Company’s share of the net proceeds totaled $1.4 million.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

At December 31, 2003, maturities on the Company’s mortgage notes ranged from April 2005 to June 2013. In addition, the Company has non-cancelable ground leases at three of its shopping centers. The Company also leases space for its White Plains corporate office for a term expiring in 2010. The following table summarizes the Company’s debt maturities, excluding scheduled monthly amortization payments, and obligations under non-cancelable operating leases of December 31, 2003:

(amounts in millions)	Payments due by period
		Less than	1 to 3	3 to 5	More than
Contractual obligation	Total	1 year	years	years	5 years

Future debt maturities	$176.1	$—	$57.8	$69.3	$49.0
Operating lease obligations	23.1	1.0	2.0	2.0	18.1

Total	$199.2	$1.0	$59.8	$71.3	$67.1

OFF BALANCE SHEET ARRANGEMENTS

The Company has two off balance sheet joint ventures for the purpose of investing in operating properties as follows:

The Company owns a 49% interest in two partnerships which own the Crossroads Shopping Center (“Crossroads”). The Company accounts for its investment in Crossroads using the equity method of accounting as it has a non-controlling investment in Crossroads, but exercises significant influence. As such, the Company’s financial statements reflect its share of income from, but not the assets and liabilities of, Crossroads. The Company’s pro rata share of Crossroads mortgage debt as of December 31, 2003 was $16.2 million. Interest on the debt, which matures in October 2007, has been effectively fixed at 7.2% through variable to fixed-rate swap agreements.

Reference is made to the discussion of ASOF under “Uses of Liquidity” in this Item 7 for additional detail related to the Company’s investment in and commitments to ASOF. The Company owns a 22% interest in ASOF for which it also uses the equity method of accounting. The Company’s pro rata share of ASOF fixed-rate mortgage debt as of December 31, 2003 was $24.0 million at a weighted average interest rate of 6.4%. The Company’s pro rata share of ASOF variable-rate mortgage debt as of December 31, 2003 was $1.3 million at an interest rate of 3.1%. Maturities on these loans range from October 2007 to January 2023.

Back to Contents

HISTORICAL CASH FLOW

The following discussion of historical cash flow compares the Company’s cash flow for the year ended December 31, 2003 (“2003’) with the Company’s cash flow for the year ended December 31, 2002 (“2002”).

Cash and cash equivalents were $14.7 million and $45.2 million at December 31, 2003 and 2002, respectively. The decrease of $30.5 million was a result of the following increases and decreases in cash flows:

(amounts in millions)	Years Ended December 31,

	2003	2002	Variance

Net cash provided by operating activities	$19.1	$24.9	$(5.8)
Net cash (used in) provided by investing activities	(19.4)	24.6	(44.0)
Net cash used in financing activities	(30.2)	(58.8)	28.6
Net cash provided by discontinued operations	—	20.5	(20.5)

The variance in net cash provided by operating activities was primarily due to $3.9 million of lease termination income received in 2002 which was not repeated in 2003. In addition, there was a net decrease in cash provided by changes in operating assets and liabilities of $2.0 million, primarily rents receivable.

The variance in net cash (used in) provided by investing activities was primarily the result of an additional $37.8 million collected on purchase money notes in 2002, a $2.5 million earn-out payment related to a redevelopment project in 2002, an additional $3.1 million invested in ASOF in 2003 and $1.2 million of additional expenditures for real estate acquisitions, development and tenant installation costs during 2003.

The decrease in net cash used in financing activities resulted primarily from $33.4 million of cash used in 2002 for the Company’s repurchase of Common Shares offset by $2.8 million of additional cash used in 2003 for the net repayment of debt.

The decrease in net cash provided by discontinued operations was primarily a result of $2.9 million in net cash provided by operating activities at the discontinued properties in 2002 and net proceeds in 2002 from the sale of such properties.

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

Valuation of Property Held for Use and Sale

On a quarterly basis, the Company reviews the carrying value of both properties held for use and for sale. The Company records impairment losses and reduces the carrying value of properties when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases where the Company does not expect to recover its carrying costs on properties held for use, the Company reduces its carrying cost to fair value, and for properties held for sale, the Company reduces its carrying value to the fair value less costs to sell. For the years ended December 31, 2002 and 2001, impairment losses of $197,000 and $15.9 million were recognized related to properties which were held for sale and subsequently sold. Management does not believe that the values of any properties in its portfolio are impaired as of December 31, 2003.

Bad Debts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make payments on arrearages in billed rents, as well as the likelihood that tenants will not have the ability to make payment on unbilled rents including estimated expense recoveries and straight-line rent. As of December 31, 2003, the Company had recorded an allowance for doubtful accounts of $2.4 million. If the financial condition of the Company’s tenants were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Back to Contents

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2003, the Financial Accounting Statements Board (“FASB”) issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46R”). FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. In general, a variable interest entity (“VIE”) is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A VIE often holds financial assets, including loans or receivables, real estate or other property. A VIE may be essentially passive or it may engage in activities on behalf of another company. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that by requiring a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE’s activities or entitled to receive a majority of the entity’s residual returns or both. The Company will be required to adopt FIN 46R in the first fiscal period beginning after March 15, 2004. Upon adoption of FIN 46R, the assets, liabilities and non-controlling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. It is not anticipated that the effect on the Company's Consolidated Financial Statements would be material.

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. This statement establishes how an issuer classifies and measures certain financial instruments that have characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of SFAS No. 150 as a liability because that financial instrument embodies an obligation of the issuer. For the Company, SFAS 150 was effective for instruments entered into or modified after May 31, 2003 and otherwise will be effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, SFAS 150 will be effective for the Company on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. The adoption of SFAS No. 150 had no impact on the Company’s consolidated financial statements. The Company currently is a majority-owner of a finite life partnership which is included in the consolidated accounts of the Company. The application of SFAS 150 as it relates to finite life entities has been deferred indefinitely. Based on the estimated value of the property owned by the partnership at December 31, 2003, the Company estimates that the minority interest in this partnership would be entitled to approximately $2,080 upon the dissolution of the partnership.

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

Currently, the Company manages its exposure to fluctuations in interest rates primarily through the use of fixed-rate debt, interest rate swap agreements and LIBOR caps. As of December 31, 2003, the Company had total mortgage debt of $190.4 million of which $69.8 million, or 37% was fixed-rate and $120.6 million, or 63%, was variable-rate based upon LIBOR plus certain spreads. As of December 31, 2003, the Company was a party to five interest rate swap transactions to hedge the Company’s exposure to changes in interest rates with respect to $86.7 million of LIBOR based variable-rate debt, effectively increasing the fixed-rate portion of its total outstanding debt as of December 31, 2003 to 82%. The Company also has two interest rate swaps hedging the Company’s exposure to changes in interest rates with respect to $16.2 million of LIBOR based variable rate debt related to its investment in Crossroads.

The following table sets forth information as of December 31, 2003 concerning the Company’s long-term debt obligations, including principal cash flows by scheduled maturity and weighted average interest rates of maturing amounts (amounts in millions):

Consolidated mortgage debt:

Year	Scheduled amortization	Maturities	Total	Weighted average interest rate

2004	$3.6	$—	$3.6	n/a
2005	2.8	57.8	60.6	2.9%
2006	2.4	—	2.4	n/a
2007	1.4	61.3	62.7	3.7%
2008	1.2	8.0	9.2	2.6%
Thereafter	2.9	49.0	51.9	7.1%

	$14.3	$176.1	$190.4

Mortgage debt in unconsolidated partnerships (at Company’s pro rata share):

Year	Scheduled amortization	Maturities		Weighted average interest rate
			Total

2004 – 2006	$4.2	$—	$4.2	n/a
2007	1.2	16.0	17.2	6.9%
2008	1.0	6.7	7.7	4.7%
Thereafter	3.6	7.4	11.0	7.1%

	$10.0	$30.1	$40.1

Of the Company’s total outstanding debt, $57.8 million will become due in 2005. As the Company intends on refinancing some or all of such debt at the then-existing market interest rates which may be greater than the current interest rate, the Company’s interest expense would increase by approximately $578,000 annually if the interest rate on the refinanced debt increased by 100 basis points. Furthermore, interest expense on the Company’s variable debt as of December 31, 2003 would increase by $340,000 annually for a 100 basis point increase in interest rates. The Company may seek additional variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, the Company would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data listed in items 15(a) (1) and 15(a) (2) hereof are incorporated herein by reference.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Back to Contents

ITEM 9A.   CONTROLS AND PROCEDURES

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

(b)    Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

This item is incorporated by reference from the definitive proxy statement for the 2004 Annual Meeting of Shareholders presently scheduled to be held May 6, 2004, to be filed pursuant to Regulation 14A.

ITEM 11.   EXECUTIVE COMPENSATION

This item is incorporated by reference from the definitive proxy statement for the 2004 Annual Meeting of Shareholders presently scheduled to be held May 6, 2004, to be filed pursuant to Regulation 14A.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This item is incorporated by reference from the definitive proxy statement for the 2004 Annual Meeting of Shareholders presently scheduled to be held May 6, 2004, to be filed pursuant to Regulation 14A.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This item is incorporated by reference from the definitive proxy statement for the 2004 Annual Meeting of Shareholders presently scheduled to be held May 6, 2004, to be filed pursuant to Regulation 14A.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

This item is incorporated by reference from the definitive proxy statement for the 2004 Annual Meeting of Shareholders presently scheduled to be held May 6, 2004, to be filed pursuant to Regulation 14A.

Back to Contents

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements – Form 10-K. The following consolidated financial information is included as a separate section of this annual report on Form 10-K

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule.

(b)	Reports on Form 8-K filed during the quarter ended December 31, 2003

	1)	Form 8-K filed November 3, 2003 (earliest event November 3, 2003), reporting in Item 9 certain supplemental information concerning the ownership, operations and portfolio of the Registrant as of September 30, 2003 and in Item 12 a press release announcing the consolidated financial results for the quarter ended September 30, 2003.

Exhibit No.	Description

3.1	Declaration of Trust of the Company, as amended (1)
3.2	Fourth Amendment to Declaration of Trust (4)
3.3	By-Laws of the Company (5)
4.1	Voting Trust Agreement between the Company and Yale University dated February 27, 2002 (14)
10.1	1999 Share Option Plan (8) (20)
10.2	2003 Share Option Plan (16) (20)
10.3	Form of Share Award Agreement (17) (20)
10.4	Form of Registration Rights Agreement and Lock-Up Agreement (19)
10.5	Registration Rights and Lock-Up Agreement (RD Capital Transaction) (11)
10.6	Registration Rights and Lock-Up Agreement (Pacesetter Transaction) (11)
10.7	Contribution and Share Purchase Agreement dated as of April 15, 1998 among Mark Centers Trust, Mark Centers Limited Partnership, the Contributing Owners and Contributing Entities named therein, RD Properties, L.P. VI, RD Properties, L.P.VIA and RD Properties, L.P. VIB (9)
10.8	Agreement of Contribution among Acadia Realty Limited Partnership, Acadia Realty Trust and Klaff Realty, LP and Klaff Realty, Limited (19)
10.9	Employment agreement between the Company and Kenneth F. Bernstein (6) (20)
10.10	Employment agreement between the Company and Ross Dworman (6) (20)
10.11	Amendment to employment agreement between the Company and Kenneth F. Bernstein (19) (20)
10.12	First Amendment to Employment Agreement between the Company and Kenneth Bernstein dated as of January 1, 2001(12) (20)
10.13	First Amendment to Employment Agreement between the Company and Ross Dworman dated as of January 1, 2001 (12)(20)
10.14	Letter of employment offer between the Company and Michael Nelsen, Sr. Vice President and Chief Financial Officer dated February 19, 2003 (15) (20)
10.15	Severance Agreement between the Company and Joel Braun, Sr. Vice President, dated April 6, 2001 (13) (20)
10.16	Severance Agreement between the Company and Joseph Hogan, Sr. Vice President, dated April 6, 2001 (13) (20)

Back to Contents

10.17	Severance Agreement between the Company and Joseph Napolitano, Sr. Vice President dated April 6, 2001 (19) (20)
10.18	Severance Agreement between the Company and Robert Masters, Sr. Vice President and General Counsel dated January2001 (19) (20)
10.19	Severance Agreement between the Company and Michael Nelsen, Sr. Vice President and Chief Financial Officer dated February 19, 2003 (15) (20)
10.20	Secured Promissory Note between RD Absecon Associates, L.P. and Fleet Bank, N.A. dated February 8, 2000 (7)
10.21	Promissory Note between 239 Greenwich Associates, L.P. and Greenwich Capital Financial Products, Inc. dated May 30,2003 (19)
10.22	Open-End Mortgage, Assignment of Leases and Rents, and Security Agreement between 239 Greenwich Associates, L.P.and Greenwich Capital Financial Products, Inc. dated May 30, 2003 (19)
10.23	Promissory Note between Merrillville Realty, L.P. and Sun America Life Insurance Company dated July 7, 1999 (7)
10.24	Secured Promissory Note between Acadia Town Line, LLC and Fleet Bank, N.A. dated March 21, 1999 (7)
10.25	Promissory Note between RD Village Associates Limited Partnership and Sun America Life Insurance Company Dated September 21, 1999 (7)
10.26	Amended and Restated Mortgage Note between Port Bay Associates, LLC and Fleet Bank, N.A. dated July 19, 2000 (3)
10.27	Mortgage and Security Agreement between Port Bay Associates, LLC and Fleet Bank, N.A. dated July 19, 2000 (10)
10.28	Mortgage Note between Port Bay Associates, LLC and Fleet Bank, N.A. dated December 1, 2003 (19)
10.29	Mortgage and Security Agreement, and Assignment of Leases and Rents between Port Bay Associates, LLC and Fleet Bank, N.A. dated December 1, 2003 (19)
10.30	Note Modification Agreement between Port Bay Associates, LLC and Fleet Bank, N.A. dated December 1, 2003 (19)
10.31	Amended and Restated Promissory Note between Acadia Realty L.P. and Metropolitan Life Insurance Company for $25.2 million dated October 13, 2000 (10)
10.32	Amended and Restated Mortgage, Security Agreement and Fixture Filing between Acadia Realty L.P. and Metropolitan Life Insurance Company dated October 13, 2000 (10)
10.33	Term Loan Agreement between Acadia Realty L.P. and The Dime Savings Bank of New York, dated March 30, 2000 (10)
10.34	Mortgage Agreement between Acadia Realty L.P. and The Dime Savings Bank of New York, dated March 30, 2000 (10)
10.35	Promissory Note between RD Whitegate Associates, L.P. and Bank of America, N.A. Dated December 22, 2000 (10)
10.36	Promissory Note between RD Columbia Associates, L.P. and Bank of America, N.A. Dated December 22, 2000 (10)
10.37	Term Loan Agreement dated as of December 28, 2001, among Fleet National Bank and RD Branch Associates, L.P., et al (13)
10.38	Term Loan Agreement dated as of December 21, 2001, among RD Woonsocket Associates Limited Partnership, et al. and The Dime Savings Bank of New York, FSB (13)
10.39	Option Extension of Term Loan as of December 19, 2003 between RD Woonsocket Associates Limited Partnership, et al.and Washington Mutual Bank, FA (19)
10.40	Revolving Loan Promissory Note dated as of November 22, 2002, among RD Elmwood Associates, L.P. and Washington Mutual Bank, FA (15)
10.41	Revolving Loan Agreement dated as of November 22, 2002, among RD Elmwood Associates, L.P. and Washington Mutual Bank, FA (15)
10.42	Mortgage Agreement dated as of November 22, 2002, among RD Elmwood Associates, L.P. and Washington Mutual Bank, FA (15)
10.43	Note Modification Agreement between RD Elmwood Associates, L.P. and Washington Mutual Bank, FA dated December 19, 2003 (19)
14	Code of Ethics of the Company (18)
21	List of Subsidiaries of Acadia Realty Trust (19)
23	Consent of Independent Auditors to Form S-3 and Form S-8 (19)
31.1	Certification of Chief Executive Officer pursuant to rule 13a – 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (19)
31.2	Certification of Chief Financial Officer pursuant to rule 13a – 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (19)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (19)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (19)
99.1	Amended and Restated Agreement of Limited Partnership of the Operating Partnership (11)
99.2	First and Second Amendments to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership (11)
99.3	Third Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership (19)
99.4	Fourth Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership (19)
99.5	Certificate of Designation of Series A Preferred Operating Partnership Units of Limited Partnership Interest of Acadia Realty Limited Partnership (2)
99.6	Certificate of Designation of Series B Preferred Operating Partnership Units of Limited Partnership Interest of Acadia Realty Limited Partnership (19)

Back to Contents

Notes:

(1)	Incorporated by reference to the copy thereof filed as an exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal Year ended December 31, 1994
(2)	Incorporated by reference to the copy thereof filed as an Exhibit to Company’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 1997
(3)	Incorporated by reference to the copy thereof filed as an Exhibit to Company’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 1998
(4)	Incorporated by reference to the copy thereof filed as an Exhibit to Company’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 1998
(5)	Incorporated by reference to the copy thereof filed as an exhibit to the Company’s Registration Statement on Form S-11 (File No.33-60008)
(6)	Incorporated by reference to the copy thereof filed as an exhibit to the Company’s Annual Report on Form10-K filed for the fiscal year ended December 31, 1998
(7)	Incorporated by reference to the copy thereof filed as an exhibit to the Company’s Annual Report on Form10-K filed for the fiscal year ended December 31, 1999
(8)	Incorporated by reference to the copy thereof filed as an exhibit to the Company’s Registration Statement on Form S-8 filed September 28, 1999
(9)	Incorporated by reference to the copy thereof filed as an exhibit to the Company’s Form 8-K filed on April 20, 1998
(10)	Incorporated by reference to the copy thereof filed as an exhibit to the Company’s Form 10-K filed for the fiscal year ended December 31, 2000
(11)	Incorporated by reference to the copy thereof filed as an exhibit to the Company’s Registration Statement on Form S-3 filed on March 3, 2000
(12)	Incorporated by reference to the copy thereof filed as an Exhibit to Company’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2001
(13)	Incorporated by reference to the copy thereof filed as an exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001
(14)	Incorporated by reference to the copy thereof filed as an Exhibit to Yale University’s Schedule 13D filed on September 25, 2002
(15)	Incorporated by reference to the copy thereof filed as an exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2002
(16)	Incorporated by reference to the copy thereof filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A filed April 29, 2003
(17)	Incorporated by reference to the copy thereof filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 2, 2003
(18)	Incorporated by reference to the copy thereof filed as an exhibit to the Company’s website (www.acadiarealty.com)
(19)	Filed herewith
(20)	Management contract or compensatory plan or arrangement.

Back to Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

ACADIA REALTY TRUST
(Registrant)

By:	/s/ Kenneth F. Bernstein Kenneth F. Bernstein Chief Executive Officer, President and Trustee

By:	/s/ Michael Nelsen Michael Nelsen Sr. Vice President and Chief Financial Officer

Dated: March 12, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kenneth F. Bernstein	Chief Executive Officer,	March 12, 2004
(Kenneth F. Bernstein)	President and Trustee
(Principal Executive Officer)

/s/ Michael Nelsen	Senior Vice President	March 12, 2004
(Michael Nelsen)	and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Douglas Crocker II	Trustee	March 12, 2004
Douglas Crocker II

/s/ Ross Dworman	Trustee	March 12, 2004
(Ross Dworman)

/s/ Martin L. Edelman	Trustee	March 12, 2004
(Martin L. Edelman, Esq.)

/s/ Alan S. Forman	Trustee	March 12, 2004
(Alan S. Forman)

/s/ Lorrence T. Kellar	Trustee	March 12, 2004
Lorrence T. Kellar

/s/ Marvin J. Levine	Trustee	March 12, 2004
(Marvin J. Levine, Esq.)

/s/ Lawrence J. Longua	Trustee	March 12, 2004
(Lawrence J. Longua)

/s/ Gregory A. White	Trustee	March 12, 2004
(Gregory A. White)

/s/ Lee S. Wielansky	Trustee	March 12, 2004
(Lee S. Wielansky)

Back to Contents

EXHIBIT INDEX

The following is an index to all exhibits filed with the Annual Report on Form 10-K other than those incorporated by reference herein:

Exhibit No.	Description

10.4	Form of Registration Rights Agreement and Lock-Up Agreement
10.8	Agreement of Contribution among Acadia Realty Limited Partnership, Acadia Realty Trust and Klaff Realty, LP
and Klaff Realty, Limited
10.11	Amendment to employment agreement between the Company and Kenneth F. Bernstein
10.17	Severance Agreement between the Company and Joseph Napolitano, Sr. Vice President dated April 6, 2001
10.18	Severance Agreement between the Company and Robert Masters, Sr. Vice President and General Counsel dated
January 2001
10.21	Promissory Note between 239 Greenwich Associates, L.P. and Greenwich Capital Financial Products, Inc. dated
May 30, 2003
10.22	Open-End Mortgage, Assignment of Leases and Rents, and Security Agreement between 239 Greenwich
Associates, L.P. and Greenwich Capital Financial Products, Inc. dated May 30, 2003
10.28	Mortgage Note between Port Bay Associates, LLC and Fleet Bank, N.A. dated December 1, 2003 (14)
10.29	Mortgage and Security Agreement, and Assignment of Leases and Rents between Port Bay Associates, LLC and
Fleet Bank, N.A. dated December 1, 2003 (14)
10.30	Note Modification Agreement between Port Bay Associates, LLC and Fleet Bank, N.A. dated December 1, 2003
(14)
10.39	Option Extension of Term Loan as of December 19, 2003 between RD Woonsocket Associates Limited
Partnership,et al. and Washington Mutual Bank, FA
10.43	Note Modification Agreement between RD Elmwood Associates, L.P. and Washington Mutual Bank, FA dated
December 19, 2003
21	List of Subsidiaries of Acadia Realty Trust
23	Consent of Independent Auditors to Form S-3 and Form S-8
31.1	Certification of Chief Executive Officer pursuant to rule 13a – 14(a)/15d-14(a) of the Securities Exchange Act of
1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to rule 13a – 14(a)/15d-14(a) of the Securities Exchange Act of
1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.3	Third Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership
99.4	Fourth Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership
99.6	Certificate of Designation of Series B Preferred Operating Partnership Units of Limited Partnership Interest of
Acadia Realty Limited Partnership

Back to Contents

ACADIA REALTY TRUST AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS

Back to Contents

REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Trustees of Acadia Realty Trust

We have audited the accompanying consolidated balance sheets of Acadia Realty Trust and subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Acadia Realty Trust and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ ERNST & YOUNG LLP

New York, New York
March 12, 2004

Back to Contents

Part I. Financial Information

Item 1. Financial Statements

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,
	2003	2002

ASSETS
Real estate:
Land	$54,890	$54,890
Buildings and improvements	366,879	352,359
Construction in progress	5,859	6,629

	427,628	413,878
Less: accumulated depreciation	101,090	85,062

Net real estate	326,538	328,816
Cash and cash equivalents	14,663	45,168
Cash in escrow	3,342	3,447
Investments in unconsolidated partnerships	13,630	6,164
Rents receivable, net	10,394	6,959
Notes receivable	3,586	6,795
Prepaid expenses	3,127	2,042
Deferred charges, net	11,173	10,360
Other assets	1,731	1,184

	$388,184	$410,935

LIABILITIES AND SHAREHOLDERS’ EQUITY
Mortgage notes payable	$190,444	$202,361
Accounts payable and accrued expenses	5,804	8,528
Dividends and distributions payable	4,619	3,744
Due to related parties	48	174
Deferred gain on sale of properties	—	1,212
Derivative instruments	4,044	5,470
Other liabilities	3,806	2,998

Total liabilities	208,765	224,487

Minority interest in Operating Partnership	7,875	22,745
Minority interests in majority- owned partnerships	1,810	2,380

Total minority interests	9,685	25,125

Shareholders’ equity:
Common shares, $.001 par value, authorized 100,000,000 shares, issued and outstanding 27,409,141 and
25,257,178 shares, respectively	27	25
Additional paid-in capital	177,891	170,851
Accumulated other comprehensive loss	(5,505)	(6,874)
Deficit	(2,679)	(2,679)

Total shareholders’ equity	169,734	161,323

	$388,184	$410,935

The accompanying notes are an integral part of these consolidated financial statements

Back to Contents

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Years ended December 31,
	2003	2002	2001

Revenues
Minimum rents	$50,168	$48,488	$47,086
Percentage rents	1,012	1,079	1,196
Expense reimbursements	13,539	11,419	10,884
Lease termination income	—	3,945	—
Other property income	749	536	589
Other	3,977	3,880	1,527

Total revenues	69,445	69,347	61,282

Operating Expenses
Property operating	15,170	12,274	11,597
Real estate taxes	8,799	8,447	8,427
General and administrative	10,734	10,173	9,025
Depreciation and amortization	17,909	14,804	13,745
Abandoned project costs	—	274	—

Total operating expenses	52,612	45,972	42,794

Operating income	16,833	23,375	18,488
Equity in earnings of unconsolidated partnerships	2,411	628	504
Interest expense	(11,231)	(11,017)	(12,370)
Gain on sale of land	1,187	1,530	—
Minority interest	(1,347)	(2,999)	(1,466)

Income from continuing operations	7,853	11,517	5,156

Discontinued operations:
Operating income from discontinued operations	—	1,165	3,972
Impairment of real estate	—	(197)	(15,886)
Gain on sale of properties	—	8,132	17,734
Minority interest	—	(1,218)	(1,025)

Income from discontinued operations	—	7,882	4,795

Income before cumulative effect of a change in accounting principle	7,853	19,399	9,951
Cumulative effect of a change in accounting principle	—	—	(149)

Net income	$7,853	$19,399	$9,802

The accompanying notes are an integral part of these consolidated financial statements

Back to Contents

     ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (continued)
(In thousands, except per share amounts)

	Years ended December 31,
	2003	2002	2001

Basic earnings per share
Income from continuing operations	$0.30	$0.46	$0.18
Income from discontinued operations	—	0.31	0.18
Cumulative effect of a change in accounting principle	—	—	(0.01)

Basic earnings per share	$0.30	$0.77	$0.35

Diluted earnings per share
Income from continuing operations	$0.29	$0.45	$0.18
Income from discontinued operations	—	0.31	0.18
Cumulative effect of a change in accounting principle	—	—	(0.01)

Diluted earnings per share	$0.29	$0.76	$0.35

The accompanying notes are an integral part of these consolidated financial statements

Back to Contents

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share amounts)

	Common Shares			Accumulated Other Comprehensive Loss		Total Shareholders’ Equity
	Shares	Amount	Additional Paid-in Capital		Deficit

Balance, December 31, 2000	28,150,472	$28	$188,392	$—	$(9,103)	$179,317
Conversion of 826,884 OP Units to
Common Shares by limited
partners of the Operating
Partnership	826,884	1	5,815	—	—	5,816
Repurchase of 8,000 OP Units to
Common Shares by limited
partners of the Operating Partnership	—	—	8	—	—	8
Dividends declared ($0.48 per
Common Share)	—	—	(3,832)	—	(9,802)	(13,634)
Repurchase of Common Shares	(316,800)	—	(1,964)	—	—	(1,964)
Reissuance of Common Shares	37,110	—	239	—	—	239
Purchase of minority interest in
majority-owned partnership	—	—	720	—	—	720
Unrealized loss on valuation of
swap agreements	—	—	—	(1,206)	—	(1,206)
Income before minority interest	—	—	—	—	12,023	12,023
Minority interest’s equity	—	—	—	—	(2,221)	(2,221)

Balance, December 31, 2001	28,697,666	29	189,378	(1,206)	(9,103)	179,098
Conversion of 2,086,736 OP Units
to Common Shares by limited
partners of the Operating Partnership	2,086,736	2	14,901	—	—	14,903
Dividends declared ($0.52 per
Common Share)	—	—	—	—	(12,975)	(12,975)
Repurchase of Common Shares	(5,523,974)	(6)	(33,414)	—	—	(33,420)
Forfeiture of restricted Common
Shares	(3,250)	—	(14)	—	—	(14)
Unrealized loss on valuation of
swap agreements	—	—	—	(5,668)	—	(5,668)
Income before minority interest	—	—	—	—	22,327	22,327
Minority interest’s equity	—	—	—	—	(2,928)	(2,928)

Balance at December 31, 2002	25,257,178	25	170,851	(6,874)	(2,679)	161,323
Conversion of 2,058,804 OP Units
to Common Shares by limited
partners of the Operating Partnership	2,058,804	2	14,898	—	—	14,900
Conversion of 632 Preferred OP
Units to Common Shares by
limited partners of the Operating Partnership	84,267	—	632	—	—	632
Employee restricted share award	7,832	—	410	—	—	410
Settlement of vested options	—	—	(750)	—	—	(750)
Dividends declared ($0.595 per
Common Share)	—	—	(8,160)	—	(7,853)	(16,013)
Employee exercise of 250 options	250	—	2	—	—	2
Unrealized gain on valuation of
swap agreements	—	—	—	1,369	—	1,369
Common Shares purchased under
Employee Stock Purchase Plan	810	—	8	—	—	8
Income before minority interest	—	—	—	—	8,600	8,600
Minority interest’s equity	—	—	—	—	(747)	(747)

Balance at December 31, 2003	27,409,141	$27	$177,891	$(5,505)	$(2,679)	$169,734

The accompanying notes are an integral part of these consolidated financial statements

Back to Contents

     ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except per share amounts)

CASH FLOWS FROM OPERATING ACTIVITIES:	Years ended December 31,
	2003	2002	2001

Income from continuing operations after cumulative effect of a change in accounting principle	$7,853	$11,517	$5,007
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	17,909	14,804	13,745
Gain on sale of land	(1,187)	(1,530)	—
Minority interests	1,347	2,999	1,466
Abandoned project costs	—	274	—
Equity in earnings of unconsolidated partnerships	(2,411)	(628)	(504)
Provision for bad debts	523	447	741
Stock-based compensation	—	—	239
Cumulative effect of a change in accounting principle	—	—	149
Changes in assets and liabilities:
Funding of escrows, net	105	(850)	89
Rents receivable	(3,958)	(1,882)	937
Prepaid expenses	(1,085)	(429)	251
Other assets	(891)	346	(273)
Accounts payable and accrued expenses	218	174	(1,739)
Due to/from related parties	(126)	67	(4)
Other liabilities	785	(391)	417

Net cash provided by operating activities	19,082	24,918	20,521

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for real estate and improvements	(13,531)	(14,134)	(10,685)
Payment of accrued expense related to redevelopment project	(2,488)	—	—
Contributions to unconsolidated partnerships	(6,032)	(2,956)	(36)
Distributions from unconsolidated partnerships	1,602	1,049	1,252
Collections on purchase money notes	3,232	41,042	—
Payment of deferred leasing costs	(2,183)	(355)	(1,730)

Net cash (used in) provided by investing activities	(19,400)	24,646	(11,199)

The accompanying notes are an integral part of these consolidated financial statements

Back to Contents

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(In thousands, except per share amounts)

	Years ended December 31,
	2003	2002	2001

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on mortgage notes payable	$(32,917)	$(16,841)	$(33,599)
Proceeds received on mortgage notes payable	21,000	7,758	51,350
Payment of deferred financing and other costs	(241)	(812)	(847)
Dividends paid	(14,896)	(13,131)	(13,569)
Distributions to minority interests in Operating Partnership	(1,207)	(2,023)	(2,985)
Distributions on Preferred Operating Partnership Units	(199)	(199)	(199)
Distributions to minority interests in majority-owned partnership	(985)	(139)	(90)
Purchase of minority interest in majority-owned partnerships	—	—	(30)
Settlement of vested options	(750)	—	—
Redemption of Operating Partnership Units	—	—	(5,114)
Repurchase of Common Shares	—	(33,420)	(1,964)
Common Shares issued under Employee Stock Purchase Plan	8	—	—

Net cash used in financing activities	(30,187)	(58,807)	(7,047)

Cash flows from discontinued operations:
Net cash provided by discontinued operations	—	20,464	10,174

(Decrease) increase in cash and cash equivalents	(30,505)	11,221	12,449
Cash and cash equivalents, beginning of year	45,168	33,947	21,689

	14,663	45,168	34,138
Less: Cash of discontinued operations	—	—	191

Cash and cash equivalents, end of year	$14,663	$45,168	$33,947

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amounts capitalized of $403, $931 and $372, respectively	$11,242	$12,346	$19,047

Notes received in connection with sale of properties	$—	$22,425	$34,757

Disposition of real estate through assumption of debt	$—	$42,438	$—

The accompanying notes are an integral part of these consolidated financial statements

Back to Contents

     ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003
(In thousands, except per share amounts)

1. Organization, Basis of Presentation and Summary of Significant Accounting Policies

Acadia Realty Trust (the “Company”) is a fully integrated and self-managed real estate investment trust (“REIT”) which specializes in the acquisition, redevelopment and operation of shopping centers which are anchored by grocery and value-oriented retail.

All of the Company’s assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership (the “Operating Partnership”) and its majority owned partnerships. As of December 31, 2003, the Company controlled 96% of the Operating Partnership as the sole general partner. As the general partner, the Company is entitled to share, in proportion to its percentage interest, in the cash distributions and profits and losses of the Operating Partnership. The limited partners represent entities or individuals who contributed their interests in certain properties or partnerships to the Operating Partnership in exchange for common or preferred units of limited partnership interest (“Common or Preferred OP Units”). Limited partners holding Common OP Units are generally entitled to exchange their units on a one-for-one basis for common shares of beneficial interest of the Company (“Common Shares”). This structure is commonly referred to as an umbrella partnership REIT or “UPREIT”.

On August 12, 1998, the Company completed a major reorganization (“RDC Transaction”) in which it acquired twelve shopping centers, five multi-family properties and a 49% interest in one shopping center along with certain third party management contracts and promissory notes from real estate investment partnerships (“RDC Funds”) managed by affiliates of RD Capital, Inc. In exchange for these and a cash investment of $100,000, the Company issued 11.1 million Common OP Units and 15.3 million Common Shares to the RDC Funds. After giving effect to the conversion of the Common OP Units, the RDC Funds beneficially owned 72% of the Common Shares as of the closing of the RDC Transaction. During February of 2003, the Company issued OP Units and cash valued at $2,750 to certain limited partners in connection with an obligation from the RDC Transaction. The payment was due upon the commencement of rental payments from a designated tenant at one of the properties acquired in the RDC Transaction.

As of December 31, 2003, the Company operated 62 properties, which it owned or had an ownership interest in, consisting of 60 neighborhood and community shopping centers and two multi-family properties, located primarily in the Northeast, Mid-Atlantic and Midwest regions of the United States.

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

The Company reviews its long-lived assets used in operations for impairment when there is an event, or change in circumstances that indicates impairment in value. The Company records impairment losses and reduces the carrying value of properties when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases where the Company does not expect to recover its carrying costs on properties held for use, the Company reduces its carrying cost to fair value, and for properties held for sale, the Company reduces its carrying value to the fair value less costs to sell. During the year ended December 31, 2002, an impairment loss of $197 was recognized related to a property that was sold as of December 31, 2002. For the year ended December 31, 2001, an impairment loss of $15,886 was recognized related to properties sold subsequent to December 31, 2001. Management does not believe that the values of its properties within the portfolio are impaired as of December 31, 2003.

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

Revenue Recognition

Leases with tenants are accounted for as operating leases. Minimum rents are recognized on a straight-line basis over the term of the respective leases. As of December 31, 2003 and 2002, unbilled rents receivable relating to straight-lining of rents were $5,873 and $5,302, respectively.

Percentage rents are recognized in the period when the tenant sales breakpoint is met.

Reimbursements from tenants for real estate taxes, insurance and other property operating expenses are recognized as revenue in the period the expenses are incurred.

An allowance for doubtful accounts has been provided against certain tenant accounts receivable that are estimated to be uncollectible. Rents receivable at December 31, 2003 and 2002 are shown net of an allowance for doubtful accounts of $2,420 and $2,284, respectively.

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

Income Taxes

The Company has made an election to be taxed, and believes it qualifies as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). To maintain REIT status for federal income tax purposes, the Company is generally required to distribute to its stockholders at least 90% of its REIT taxable income as well as comply with certain other requirements as defined by the Code. The Company is not subject to federal corporate income tax to the extent that it distributes 100% of its REIT taxable income each year. Accordingly, no provision has been made for Federal income taxes for the Company in the accompanying consolidated financial statements. The Company is subject to state income or franchise taxes in certain states in which some of its properties are located. These state taxes, which in total are not significant, are included in general and administrative expenses in the accompanying consolidated financial statements.

Stock-based Compensation

Prior to 2002, the Company accounted for stock options under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Effective January 1, 2002, the Company adopted the fair value method of recording stock-based compensation contained in SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). As such, all stock options granted after December 31, 2001 are reflected as compensation expense in the Company’s consolidated financial statements over their vesting period based on the fair value at the date the stock-based compensation was granted. As provided for in SFAS No. 123, the Company elected the “prospective method” for the adoption of the fair value basis method of accounting for employee stock options. Under this method, the recognition provisions will be applied to all employee awards granted, modified or settled after January 1, 2002.

Back to Contents

     ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

1.   Organization, Basis of Presentation and Summary of Significant Accounting Policies, continued

Stock-based Compensation, continued

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value based method of accounting for stock-based employee compensation for vested stock options granted prior to January 1, 2002. See Note 11 – “Share Incentive Plan” for the assumptions utilized in valuing the below vested stock options:

	Years ended December 31,
	2003	2002	2001

Net income:
As reported	$7,853	$19,399	$9,802

Pro forma	$7,829	$19,363	$9,699

Basic earnings per share:
As reported	$0.30	$0.77	$0.35

Pro forma	$0.29	$0.76	$0.34

Diluted earnings per share:
As reported	$0.29	$0.76	$0.34

Pro forma	$0.29	$0.76	$0.34

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Statements Board (“FASB”) issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46R”). FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. In general, a variable interest entity (“VIE”) is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A VIE often holds financial assets, including loans or receivables, real estate or other property. A VIE may be essentially passive or it may engage in activities on behalf of another company. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that by requiring a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE’s activities or entitled to receive a majority of the entity’s residual returns or both. The Company will be required to adopt FIN 46R in the first fiscal period beginning after March 15, 2004. Upon adoption of FIN 46R, the assets, liabilities and non-controlling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. It is not anticipated that the effect on the Company’s Consolidated Financial Statements would be material.

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. This statement establishes how an issuer classifies and measures certain financial instruments that have characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of SFAS No. 150 as a liability because that financial instrument embodies an obligation of the issuer. For the Company, SFAS 150 was effective for instruments entered into or modified after May 31, 2003 and otherwise will be effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, SFAS 150 will be effective for the Company on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. The adoption of SFAS No. 150 had no impact on the Company’s consolidated financial statements. The Company currently is a majority-owner of a finite life partnership which is included in the consolidated accounts of the Company. The application of SFAS 150 as it relates to finite life entities has been deferred indefinitely. Based on the estimated value of the property owned by the partnership at December 31, 2003, the Company estimates that the minority interest in this partnership would be entitled to approximately $2,080 upon the dissolution of the partnership.

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

     ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

1.   Organization, Basis of Presentation and Summary of Significant Accounting Policies, continued

Comprehensive income

The following table sets forth comprehensive income for the years ended December 31, 2003, 2002 and 2001:

	Years ended December 31,
	2003	2002	2001

Net income	$7,853	$19,399	$9,802
Other comprehensive income (loss) (1)	1,369	(5,668)	(1,206)

Comprehensive income	$9,222	$13,731	$8,596

Notes:

(1)   Relates to the changes in the fair value of derivative instruments accounted for as hedges.

The following table sets forth the change in accumulated other comprehensive loss for the years ended December 31, 2003, 2002 and 2001:

	Years ended December 31,
	2003	2002	2001

Beginning balance	$6,874	$1,206	$—
Unrealized (gain) loss on valuation of derivative instruments	(1,369)	5,668	1,206

Ending balance	$5,505	$6,874	$1,206

As of December 31, 2003, the balance in accumulated other comprehensive loss was comprised solely of unrealized losses on the valuation of swap agreements.

Reclassifications

Certain 2002 and 2001 amounts were reclassified to conform to the 2003 presentation.

2.   Acquisition and Disposition of Properties

Currently the primary vehicle for the Company’s acquisition activity is its acquisition joint venture, Acadia Strategic Opportunity Fund (Note 4).

A significant component of the Company’s business plan in prior years was also the disposition of non-core real estate assets. Under this initiative, which was completed in 2002, the Company sold a total of two apartment complexes and 23 shopping centers.

Dispositions relate to the sale of shopping centers, multi-family properties and land. Gains from these sales are generally recognized using the full accrual method in accordance with SFAS No. 66, “Accounting for Sales of Real Estate”, providing that certain criteria relating to the terms of sales are met.

The results of operations of sold properties is reported separately as discontinued operations for the years ended December 31, 2002 and 2001. Revenues from discontinued operations for the years ended December 31, 2002 and 2001 totaled $6,295 and $24,178, respectively.

Back to Contents

     ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

2.   Acquisition and Disposition of Properties, continued

2002 Acquisitions and Dispositions

On November 8, 2002, the Company and an unaffiliated joint venture partner completed the sale of a contract to purchase land in Bethel, Connecticut, to the Target Corporation for $1,540 after closing and other related costs. The joint venture received a $1,632 note receivable for the net purchase price and additional reimbursements due from the buyer and deferred recognition of the gain on sale in accordance with SFAS No. 66. The note was paid in full on January 10, 2003, and as such, the Company’s share of the deferred gain, or $634, was recognized in 2003.

On October 11, 2002, the Company sold the Manahawkin Village Shopping Center and Valmont Plaza for $16,825 to two entities affiliated with each other. The Company received two purchase money notes in connection with the sale. The first for $11,000 was repaid in full on November 8, 2002. The second for $1,600, was repaid in full on April 11, 2003. As part of the transaction, the Company repaid $3,084 of mortgage debt secured by the Valmont Plaza. The $4,049 of mortgage debt secured by the Manahawkin Village Shopping Center was repaid in full on September 27, 2002, prior to the sale. The Company recorded a $166 gain on the sale.

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

On January 16, 2002, the Company sold Union Plaza, a 218,000 square foot shopping center located in New Castle, Pennsylvania, for $4,750. The Company received a $3,563 purchase money note. The note, which matures January 15, 2005, requires monthly interest of 7% for year one, increasing at a rate of 1% per annum throughout the term. As part of the transaction, the Company agreed to reimburse the purchaser 50% of a former tenant’s rent, or $22 a month, through July 15, 2003. The Company recorded a loss of $166 on the sale.

On January 10, 2002, the Company and an unaffiliated joint venture partner purchased a three-acre site located in the Bronx, New York, for $3,109. Simultaneously, the joint venture sold approximately 46% of the land to a self-storage facility for $3,300, recognizing a $1,530 gain on the sale of which the Company’s share was $957. The joint venture currently plans to develop the remaining parcel

2001 Dispositions

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

Back to Contents

     ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

3.   Segment Reporting

The Company has two reportable segments: retail properties and multi-family properties. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates property performance primarily based on net operating income before depreciation, amortization and certain nonrecurring items. The reportable segments are managed separately due to the differing nature of the leases and property operations associated with the retail versus residential tenants. The following table sets forth certain segment information for the Company, reclassified for discontinued operations, as of and for the years ended December 31, 2003, 2002, and 2001 (does not include unconsolidated partnerships):

2003

	Retail	Multi-Family	All
	Properties	Properties	Other	Total

Revenues	$58,150	$7,318	$3,977	$69,445
Property operating expenses and real estate taxes	19,782	4,187	—	23,969

Net property income before depreciation and amortization	$38,368	$3,131	$3,977	$45,476

Depreciation and amortization	$16,252	$1,336	$321	$17,909

Interest expense	$9,701	$1,530	$—	$11,231

Real estate at cost	$387,854	$39,774	$—	$427,628

Total assets	$337,724	$36,830	$13,630	$388,184

Gross leasable area (multi-family – 1,474 units)	5,153	1,207	—	6,360

Expenditures for real estate and improvements	$12,153	$1,378	$—	$13,531

Revenues
Total revenues for reportable segments	$71,085
Elimination of intersegment management fee income	(1,340)
Elimination of intersegment asset management fee income	(300)

Total consolidated revenues	$69,445

Property operating expenses and real estate taxes
Total property operating expenses and real estate taxes for reportable segments	$25,126
Elimination of intersegment management fee expense	(1,157)

Total consolidated expense	$23,969

Reconciliation to income before cumulative effect of a change in accounting principle
Net property income before depreciation and amortization	$45,476
Depreciation and amortization	(17,909)
General and administrative	(10,734)
Equity in earnings of unconsolidated partnerships	2,411
Interest expense	(11,231)
Gain on sale of land	1,187
Minority interest	(1,347)

Income before cumulative effect of a change in accounting principle	$7,853

Back to Contents

     ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

3.   Segment Reporting, continued

2002

	Retail	Multi-Family	All
	Properties	Properties	Other	Total

Revenues	$58,498	$6,969	$3,880	$69,347
Property operating expenses and real estate taxes	17,030	3,691	—	20,721

Net property income before depreciation and amortization	$41,468	$3,278	$3,880	$48,626

Depreciation and amortization	$13,287	$1,201	$316	$14,804

Interest expense	$9,390	$1,627	$—	$11,017

Real estate at cost	$375,482	$38,396	$—	$413,878

Total assets	$368,547	$36,224	$6,164	$410,935

Gross leasable area (multi-family – 1,474 units)	$5,079	$1,207	$—	$6,286

Expenditures for real estate and improvements	$13,134	$1,000	$—	$14,134

Revenues
Total revenues for reportable segments	$70,413
Elimination of intersegment management fee income	(1,066)

Total consolidated revenues	$69,347

Property operating expenses and real estate taxes
Total property operating expenses and real estate taxes for reportable segments	$21,778
Elimination of intersegment management fee expense	(1,057)

Total consolidated expense	$20,721

Reconciliation to income before cumulative effect of a change in accounting principle
Net property income before depreciation and amortization	$48,626
Depreciation and amortization	(14,804)
General and administrative	(10,447)
Equity in earnings of unconsolidated partnerships	628
Interest expense	(11,017)
Gain on sale of land	1,530
Income from discontinued operations	7,882
Minority interest	(2,999)

Income before cumulative effect of a change in accounting principle	$19,399

Back to Contents

     ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

3.   Segment Reporting, continued

2001
	Retail	Multi-Family	All
	Properties	Properties	Other	Total

Revenues	$52,756	$6,870	$1,656	$61,282
Property operating expenses and real estate taxes	16,662	3,362	—	20,024

Net property income before depreciation and amortization	$36,094	$3,508	$1,656	$41,258

Depreciation and amortization	$12,294	$1,097	$354	$13,745

Interest expense	$10,468	$1,902	$—	$12,370

Real estate at cost	$361,075	$37,341	$—	$398,416

Total assets	$453,034	$35,736	$5,169	$493,939

Gross leasable area (multi-family – 1,474 units)	5,079	1,207	—	6,286

Expenditures for real estate and improvements	$9,425	$1,260	$—	$10,685

Revenues
Total revenues for reportable segments	$62,273
Elimination of intersegment management fee income	(991)

Total consolidated revenues	$61,282

Property operating expenses and real estate taxes
Total property operating expenses and real estate taxes for reportable segments	$21,015
Elimination of intersegment management fee expense	(991)

Total consolidated expense	$20,024

Reconciliation to income before cumulative effect of a change in accounting principle
Net property income before depreciation and amortization	$41,258
Depreciation and amortization	(13,745)
General and administrative	(9,025)
Equity in earnings of unconsolidated partnerships	504
Interest expense	(12,370)
Income from discontinued operations	4,795
Minority interest	(1,466)

Income before cumulative effect of a change in accounting principle	$9,951

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

		December 31,
		2003	2002
Balance Sheets
Assets:
Rental property, net		$7,402	$7,603
Other assets		3,710	3,536

Total assets		$11,112	$11,139

Liabilities and partners’ equity
Mortgage note payable		$32,961	$33,575
Other liabilities		4,696	5,832
Partners’ equity		(26,545)	(28,268)

Total liabilities and partners’ equity		$11,112	$11,139

Company’s investment		$3,665	$3,241

	Years Ended December 31,
	2003	2002	2001
Statements of Operations
Total revenue	$8,324	$7,091	$7,174
Operating and other expenses	2,465	2,150	2,159
Interest expense	2,542	2,722	2,620
Depreciation and amortization	570	547	538

Net income	$2,747	$1,672	$1,857

Company’s share of net income	$1,377	$934	$910
Amortization of excess investment (See below)	392	392	392

Income from partnerships	$985	$542	$518

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

Acquisitions completed during 2003 and 2002 were as follows:

Kroger/Safeway Portfolio – In January 2003, ASOF and an unaffiliated joint venture party acquired a one million square foot supermarket portfolio consisting of twenty-five anchor-only leases with either Kroger or Safeway supermarkets. The portfolio was acquired through long-term ground leases with terms, including renewal options, averaging in excess of 80 years, which are master leased to a non-affiliated entity. The purchase price of $48,900 (inclusive of closing and other related acquisition costs) included the assumption of $34,450 of existing fixed-rate debt which bears interest at a weighted-average rate of 6.6%. The mortgage debt fully amortizes over the next seven years, which is coterminous with the primary lease term of the supermarket leases. ASOF invested $11,250 of the equity capitalization of which the Company’s share was $2,500.

Brandywine Portfolio – In January 2003, ASOF acquired a one million square foot portfolio for an initial purchase price of $86,287, inclusive of closing and other related acquisition costs. The portfolio consists of two shopping centers located in Wilmington, Delaware. A portion of one of the properties is currently unoccupied for which ASOF will pay for on an “earn-out” basis only when it is leased. At closing, ASOF assumed $38,082 of fixed-rate debt which bears interest at a weighted average rate of 6.2% as well as obtained an additional fixed-rate loan of $30,000 which bears interest at 4.7%. ASOF invested equity of $19,270 in the acquisition, of which the Company’s share was $4,282. On December 6, 2002, ASOF completed a forward interest rate lock agreement on $30,000 of anticipated mortgage debt in connection with this transaction. This forward interest rate lock agreement was settled at closing in January 2003.

On September 19, 2002, ASOF acquired three supermarket–anchored shopping centers located in Ohio for a total purchase price of $26,679. ASOF assumed $12,568 of fixed rate debt on two of the properties at a blended rate of 8.1%. A new $6,000 loan was obtained on the third property at a floating rate of LIBOR plus 200 basis points. The balance of the purchase price was funded by the joint venture, of which the Company’s share was $1,802.

The Company accounts for its investment in ASOF using the equity method. Summary financial information of ASOF and the Company’s investment in and share of income from ASOF follows:

	December 31,
	2003	2002

Balance Sheets
Assets:
Rental property, net	$173,507	$28,046
Other assets	4,763	5,977

Total assets	$178,270	$34,023

Liabilities and partners’ equity
Mortgage note payable	$120,609	$18,450
Other liabilities	11,731	2,418
Partners’ equity	45,930	13,155

Total liabilities and partners’ equity	$178,270	$34,023

Company’s investment	$9,965	$2,923

			Period from
			September 28,
	Year ended	Year ended	2001 (inception)
	December 31,	December 31,	to December 31,
	2003	2002	2001

Statements of Operations
Total revenue	$26,008	$1,224	$—
Operating and other expenses	5,017	342	—
Management and other fees	2,171	1,391	402
Interest expense	6,399	350	—
Depreciation and amortization	8,055	145	—
Minority interest	157	—	—

Net income (loss)	$4,209	$(1,004)	$(402)

Company’s share of net income (loss) (1)	$1,426	$86	$(14)

Notes:
(1)	Reflects the elimination of the Company’s pro-rata share of asset management, property management and leasing fees paid by ASOF aggregating $491, $309 and $75 for the years ended December 31, 2003, 2002 and 2001, respectively, as these fees are paid to the Company.

Back to Contents

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

5.   Deferred Charges

Deferred charges consist of the following as of December 31, 2003 and 2002:

	2003	2002

Deferred financing costs	$6,392	$6,150
Deferred leasing and other costs	15,485	13,302

	21,877	19,452
Accumulated amortization	(10,704)	(9,092)

	$11,173	$10,360

6.   Mortgage Loans

At December 31, 2003, mortgage notes payable aggregated $190,444 and were collateralized by 22 properties and related tenant leases. Interest rates ranged from 2.6% to 8.1%. Mortgage payments are due in monthly installments of principal and/or interest and mature on various dates through 2013. Certain loans are cross-collateralized and cross-defaulted as part of a group of properties. The loan agreements contain customary representations, covenants and events of default. Certain loan agreements require the Company to comply with certain affirmative and negative covenants, including the maintenance of certain debt service coverage and leverage ratios.

Effective December 1, 2003, the Company amended an $8,599 loan with a bank. An additional $5,000 has been made available under the loan as well as extending the maturity of the loan until December 1, 2008 with two one-year extension options. In addition, the interest rate has been reduced to LIBOR plus 140 basis points. The loan, which is secured by one of the Company’s properties, requires the monthly payment of interest and fixed principal commencing January 1, 2004.

On October 27, 2003, the Company paid off maturing loans totaling $7,418, which were secured by two of the Company’s properties.

On May 30, 2003, the Company refinanced a $13,337 loan with a bank, increasing the outstanding principal to $16,000. The loan, which is secured by one of the Company’s properties, requires monthly payment of interest at the fixed-rate of 5.2%. Payments of principal amortized over 30 years commences June 2005 with the loan maturing in May 2013.

In April 2003, the Company extended an existing $7,400 revolving facility with a bank through March 1, 2008. As of December 31, 2003, there were no outstanding amounts under this loan.

In March 2003, the Company repaid a $3,551 loan with a life insurance company.

In January 2003, the Company drew down $5,000 of an available $10,000 facility with a bank and used the proceeds to partially pay down the outstanding principal on another loan with the same lender.

Back to Contents

     ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

6.   Mortgage Loans, Continued

The following table summarizes the Company’s mortgage indebtedness as of December 31, 2003 and 2002:

	December 31,	December 31,	Interest Rate at	Maturity	Properties	Payment
	2003	2002	December 31, 2003		Encumbered	Terms

Mortgage notes payable – variable rate
First Union National Bank	$—	$13,388	—	—	—	—
Metropolitan Life Insurance Company	—	7,577	—	—	—	—
Washington Mutual Bank, FA	50,686	56,950	2.94% (LIBOR + 1.75%)	04/01/05	(1)	(15)
Sun America Life Insurance Company	9,191	9,446	2.89% (LIBOR + 1.73%)	10/01/05	(2)	(15)
Fleet National Bank	12,009	12,187	2.92% (LIBOR + 1.75%)	01/01/07	(3)	(15)
Washington Mutual Bank, FA	20,083	15,637	3.04% (LIBOR + 1.85%)	01/01/07	(4)	(15)
Fleet National Bank	4,865	4,942	2.91% (LIBOR + 1.75%)	03/15/07	(5)	(15)
Fleet National Bank	6,256	6,300	2.91% (LIBOR + 1.75%)	05/01/07	(6)	(15)
Fleet National Bank	8,992	9,108	2.91% (LIBOR + 1.75%)	06/01/07	(7)	(15)
Washington Mutual Bank, FA	—	—	— (LIBOR + 1.70%)	11/22/07	(8)	(15)
Fleet National Bank	—	—	— (LIBOR + 1.50%)	03/01/08	(9)	(15)
Fleet National Bank	8,598	8,731	2.57%(LIBOR + 1.40%)	12/01/08	(10)	(15)

Total variable-rate debt	120,680	144,266

Mortgage notes payable – fixed rate
Anchor National Life Insurance Company	—	3,570	—	—	—	—
SunAmerica Life Insurance Company	13,425	13,648	6.46%	07/01/07	(11)	(15)
Metropolitan Life Insurance Company	24,113	24,495	8.13%	11/01/10	(12)	(15)
Bank of America, N.A.	16,226	16,382	7.55%	01/01/11	(13)	(15)
RBS Greenwich Capital	16,000		5.19%	06/01/13	(14)	(16)

Total fixed-rate debt	69,764	58,095

	$190,444	$202,361

Notes:

(1)	New Loudon Center	(5)	Town Line Plaza	(10)	Soundview Marketplace
	Ledgewood Mall
	Route 6 Plaza	(6)	Gateway Shopping Center	(11)	Merrillville Plaza
	Bradford Towne Centre
	Berlin Shopping Center	(7)	Smithtown Shopping Center	(12)	Crescent Plaza
					East End Centre
(2)	Village Apartments	(8)	Elmwood Park Shopping
			Center; no amounts are out-	(13)	GHT Apartments/Colony Apartments
(3)	Branch Shopping Center		standing under this $20,000
	Abington Towne Center		revolving facility	(14)	239 Greenwich Avenue
	Methuen Shopping Center
		(9)	Marketplace of Absecon;	(15)	Monthly principal and interest
(4)	Walnut Hill Plaza		no amounts are outstanding
			under this $7,400 revolving
	Bloomfield Town Square		facility	(16)	Interest only until 5/05; monthly principal and interest
					thereafter

Back to Contents

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

6. Mortgage Loans, continued

The scheduled principal repayments of all mortgage indebtedness as of December 31, 2003 are as follows:

2004	$3,580
2005	60,544
2006	2,445
2007	62,646
2008	9,144
Thereafter	52,085

$190,444

7. Shareholders’ Equity and Minority Interests

Common Shares

During 2003, the Board of Trustees approved a resolution permitting one of its institutional shareholders, which currently owns 6% of the Company’s outstanding Common Shares, to acquire additional shares through open market purchases. This waiver of the Company’s Common Shares ownership limitation, which was approved in response to a request from this institutional investor, will permit this shareholder to acquire up to an additional 3.7% of the Company’s Common Shares through March 31, 2004, or an aggregate of up to 9.7% of the Company’s Common Shares.

Through December 31, 2003, the Company had repurchased 1,922,788 Common Shares (net of 131,817 Common Shares reissued) at a total cost of $10,381 under the expanded share repurchase program that allows for the repurchase of up to $20,000 of the Company’s outstanding Common Shares. The repurchased shares are reflected as a reduction of par value and additional paid-in capital.

In February 2002, the Company completed a “modified Dutch Auction” tender offer (the “Tender Offer”) whereby the Company purchased 5,523,974 Common Shares, comprised of 4,136,321 Common Shares and 1,387,653 Common OP Units converted to Common Shares, at a purchase price of $6.05. The aggregate purchase price paid was $33,400.

Also in February 2002, the Board of Trustees voted to permit Yale University (“Yale”) to acquire 2,266,667 additional Common Shares from another shareholder by granting a conditional waiver of the provision in the Company’s Declaration of Trust that prohibits ownership positions in excess of 4% of the Company. The waiver was limited to this particular transaction. Following this, Yale owned 8,421,759 Common Shares, or 34% of the Company’s outstanding Common Shares. Additionally, as a condition to approving the waiver, Yale agreed to establish a voting trust whereby all shares owned by Yale University in excess of 30% of the Company’s outstanding Common Shares, will be voted in the same proportion as all other shares voted, excluding Yale.

Minority Interests

Minority interest in Operating Partnership represents the limited partners’ interest of 1,139,017 and 3,162,980 units in the Operating Partnership (“Common OP Units”) at December 31, 2003 and 2002, respectively. During 2003 and 2002, various limited partners converted a total of 2,058,804 and 2,086,736 Common OP Units into Common Shares on a one-for-one basis, respectively. Ross Dworman, a trustee of the Company, received 34,841 of Common OP Units through various affiliated entities during 2003 (Note 8).

Minority interest in Operating Partnership also includes 1,580 and 2,212 units of preferred limited partnership interests designated as Series A Preferred Units at December 31, 2003 and 2002, respectively (“Preferred OP Units”). The Preferred OP Units were issued in connection with the acquisition of all the partnership interests of the limited partnership which owns the Pacesetter Park Shopping Center on November 16, 1999. Certain Preferred OP Unit holders converted 632 Preferred OP Units into 84,267 Common OP Units and then into Common Shares during 2003.

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

Minority interests in majority-owned partnerships represent third party interests in four properties in which the Company has a majority ownership position.

Back to Contents

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

8. Related Party Transactions

The Company currently manages one property in which a shareholder of the Company has an ownership interest for which the Company earns a management fee of 3% of tenant collections. In 2001, the Company terminated a contract to manage a property owned by a related party that earned a fee of 3.25% of tenant collections. Management fees earned by the Company under these contracts aggregated $212, $229 and $391 for the years ended December 31, 2003, 2002 and 2001 respectively, and are included in other revenues in the accompanying consolidated statements of income.

The Company also earns certain management and service fees in connection with its investment in ASOF (Note 4). Such fees earned by the Company (after adjusting for intercompany fees) aggregated $1,689, $1,082 and $338 for the years ended December 31, 2003, 2002 and 2001 respectively, and are included in other revenues in the accompanying consolidated statements of income.

As of December 31, 2002, the Company was obligated to issue Common OP Units and cash valued at $2,750 to certain limited partners in connection with the RDC Transaction, The payment was due upon the commencement of rental payments from a designated tenant at one of the properties acquired in the RDC Transaction. In February 2003, Mr. Dworman received 34,841 of these Common OP Units through various affiliated entities.

Included in the Common OP Units converted to Common Shares during 2003 and 2002, were 2,300 and 5,000 Common OP Units converted by Mr. Dworman who then transferred them to a charitable foundation in accordance with a pre-existing arrangement. In connection with the Company’s Tender Offer, Mr. Dworman tendered and sold 492,271 Common OP Units (after converting these to Common Shares on a one-for-one basis) and 107,729 Common Shares (Note 7).

9. Tenant Leases

Space in the shopping centers and other retail properties is leased to various tenants under operating leases that usually grant tenants renewal options and generally provide for additional rents based on certain operating expenses as well as tenants’ sales volume.

Minimum future rentals to be received under non-cancelable leases for shopping centers and other retail properties as of December 31, 2003 are summarized as follows:

2004	$42,329
2005	38,272
2006	35,675
2007	32,505
2008	27,625
Thereafter	182,243

$358,649

Minimum future rentals above include a total of $6,169 for two tenants (with six leases), which have filed for bankruptcy protection. None of these leases have been rejected nor affirmed. During the years ended December 31, 2003, 2002 and 2001, no single tenant collectively accounted for more than 10% of the Company’s total revenues.

10. Lease Obligations

The Company leases land at three of its shopping centers, which are accounted for as operating leases and generally provide the Company with renewal options. The leases terminate during the years 2020 to 2066. One of these leases provides the Company with options to renew for additional terms aggregating from 20 to 44 years. The Company leases space for its White Plains corporate office for a term expiring in 2010. Future minimum rental payments required for leases having remaining non-cancelable lease terms are as follows:

2004	$954
2005	973
2006	981
2007	995
2008	1,055
Thereafter	18,106

$23,064

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

The 1999 Plan also provides for the granting of share appreciation rights, restricted shares and performance units/shares. Share appreciation rights provide for the participant to receive, upon exercise, cash and/or Common Shares, at the discretion of the committee, equal to the excess of the market value of the Common Shares at the exercise date over the market value of the Common Shares at the Grant Date. The Committee will determine the award and restrictions placed on restricted shares, including the dividends thereon and the term of such restrictions. The Committee also determines the award and vesting of performance units and performance shares based on the attainment of specified performance objectives of the Company within a specified performance period. Through December 31, 2003, no share appreciation rights or performance units/shares have been awarded.

During 2003, the Company adopted the 2003 Share Incentive Plan (the “2003 Plan”) because no Common Shares remained available for future grants under the 1999 Plan. The 2003 Plan provides for the granting of options, share appreciation rights, restricted shares and performance units (collectively, “Awards”) to officers, employees and trustees of the Company and consultants to the Company. The 2003 Plan is generally identical to the 1999 Plan, except that the maximum number of Common Shares that the Company may issue pursuant to the 2003 Plan is four percent of the Common Shares outstanding from time to time on a fully diluted basis. However, no participant may receive more than 1,000,000 Common Shares during the term of the 2003 Plan with respect to Awards.

As of December 31, 2003, the Company has 2,068,150 options outstanding to officers and employees. These fully vested options are for ten-year terms from the grant date and, except for 30,000 options which vested fully as of the grant date, vested in three equal annual installments which began on the grant date. In addition, 27,000 options have been issued to non-employee Trustees of which 14,600 options were vested as of December 31, 2003.

For the year ended December 31, 2003, the Committee granted a total of 107,834 restricted shares pursuant to the 2003 Plan to certain officers of the Company (the “Recipients”). In general, the restricted shares carry all the rights of Common Shares including voting and dividend rights, but may not be transferred, assigned or pledged until the Recipients have a vested non-forfeitable right to such shares. Vesting with respect to these restricted shares, which is subject to the Recipients’ continued employment with the Company through the applicable vesting dates, is as follows:

i.   39,168 restricted shares, which were granted in lieu of a portion of the Recipients’ 2002 cash bonus, vested 20% on January 2, 2003 and vest 20% thereafter on each of the next four anniversaries of such date,

ii.   34,333 restricted shares vest 20% on January 2, 2004 and on each of the next four anniversaries of such date,

iii.   and 34,333 restricted shares vest 20% on January 2, 2004 and on each of the next four anniversaries of such date, provided that in addition to the Recipients’ continued employment through the vesting date, the Company’s total shareholder return, as determined by the Committee in its discretion, is 12% or more either for such fiscal year or, on average, for such fiscal year and each other fiscal year occurring after January 2, 2003 – in which case vesting shall occur for any restricted shares that did not vest in a prior fiscal year based on this 12% condition.

The total value of the above restricted share awards on the date of grant was $987 which will be recognized in expense over the vesting period. During 2003, $410 was recognized in compensation expense. Unearned compensation of $577 as of December 31, 2003 will be recognized in expense as such shares vest.

For the year ended December 31, 2001, the Company issued 37,110 restricted shares to employees, which vest equally over three years. No awards of restricted shares were granted for the year ended December 31, 2002. During the years ended December 31, 2003, 2002 and 2001, the Company recognized compensation expenses of $516, $121 and $121, respectively, in connection with restricted share grants. No awards of share appreciation rights or performance units/shares were granted for the years ended December 31, 2003, 2002 and 2001.

Back to Contents

     ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

11.   Share Incentive Plan, continued

Effective January 1, 2002, the Company adopted the fair value method of recording stock-based compensation contained in SFAS No. 123, “Accounting for Stock-Based Compensation”. As such, stock based compensation awards granted after December 31, 2001 will be expensed over the vesting period based on the fair value at the date the stock-based compensation was granted. Prior to January 1, 2002, the Company had applied the intrinsic value method permitted under SFAS No. 123, as defined in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations, in accounting for stock-based compensation plans. Accordingly, no compensation expense has been recognized in the accompanying consolidated financial statements for the year ended December 31, 2001 related to the issuance of stock options because the exercise price of the Company’s employee stock options equaled or exceeded the market price of the underlying stock on the date of grant. The Company elected the prospective method whereby compensation expense is recognized only for those options granted, modified or settled on or after January 1, 2002.

The Company has used the Black-Scholes option-pricing model for purposes of estimating the fair value in determining compensation expense for options granted for the years ended December 31, 2003 and 2002. The Company has also used this model for the pro forma information regarding net income and earnings per share as required by SFAS No. 123 for options issued for the year ended December 31, 2001 as if the Company had also accounted for these employee stock options under the fair value method. The fair value for the options issued by the Company was estimated at the date of the grant using the following weighted-average assumptions resulting in:

	Years ended December 31,
	2003	2002	2001

Risk-free interest rate	4.4%	3.3%	5.4%
Dividend yield	5.8%	7.0%	8.4%
Expected life	10.0 years	7.0 years	7.0 years
Expected volatility	18.0%	19.1%	17.7%
Fair value at date of grant (per option)	$0.82	$0.44	$0.27

Changes in the number of shares under all option arrangements are summarized as follows:

	Years ended December 31,
	2003	2002	2001

Outstanding at beginning of year	2,472,400	2,593,400	2,124,600
Granted	8,000	5,000	475,000
Option price per share granted	$9.11-11.66	$7.10	$6.00-$7.00
Cancelled	—	—	—
Exercisable at end of year	2,082,750	2,313,436	2,418,137
Settled (1)	385,250	126,000	6,200
Expired	—	—	—
Outstanding at end of year	2,095,150	2,472,400	2,593,400
Option prices per share outstanding	$4.89-$11.66	$4.89-$7.50	$4.89-$7.50

(1)   Pursuant to the 1999 Plan (except for 250 options exercised during 2003) these options were settled and did not result in the issuance of any additional Common Shares.

As of December 31, 2003 the outstanding options had a weighted average exercise price of $7.04 and a weighted average remaining contractual life of approximately 5.1 years.

Back to Contents

     ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

12.   Employee Stock Purchase Plan

During 2003, the Company adopted the Acadia Realty Trust Employee Stock Purchase Plan (the “Purchase Plan”), which allows eligible employees of the Company to purchase Common Shares through payroll deductions. The Purchase Plan provides for employees to purchase Common Shares on a quarterly basis at a 15% discount to the closing price of the Company’s Common Shares on either the first day or the last day of the quarter, whichever is lower. The amount of the payroll deductions will not exceed a percentage of the participant’s annual compensation that the Committee establishes from time to time, and a participant may not purchase more than 1,000 Common Shares per quarter. Compensation expense will be recognized by the Company to the extent of the above discount to the average closing price of the Common Shares with respect to the applicable quarter. During 2003, 810 Common Shares were purchased by Employees under the Purchase Plan.

13.   Employee 401(k) Plan

The Company maintains a 401(k) plan for employees under which the Company currently matches 50% of a plan participant’s contribution up to 6% of the employee’s annual salary. A plan participant may contribute up to a maximum of 15% of their compensation but not in excess of $12 for the year ended December 31, 2003. The Company contributed $110, $115, and $135 for the years ended December 31, 2003, 2002 and 2001, respectively.

14.   Dividends and Distributions Payable

On December 9, 2003, the Company declared a cash dividend for the quarter ended December 31, 2003 of $0.16 per Common Share. The dividend was paid on January 15, 2004 to shareholders of record as of December 31, 2003.

The Company has determined that the cash distributed to the shareholders is characterized as follows for Federal income tax purposes:

	For the years ended December 31,

	2003	2002	2001

Ordinary income	100%	44%	79%

Long-term capital gain	0%	56%	21%

	100%	100%	100%

15.   Income Taxes

The Company believes it qualifies as a REIT and therefore is not liable for income taxes at the federal level or in most states for the current year as well as for future years. Accordingly, for the years ended December 31, 2003, 2002 and 2001, no provision was recorded for federal or substantially all state income taxes.

The following unaudited table reconciles the Company’s book net income to REIT taxable income before dividends paid deduction:

	For the years ended December 31,

	2003	2002	2001
	Estimate	Actual	Actual

Book net income	$7,853	$19,399	$9,802
Book/tax difference in depreciation and amortization	3,828	(6,802)	2,091
Book/tax difference on gains/losses from capital transactions	–	904	2,595
Other book/tax differences, net	(326)	1,380	815

REIT taxable income before dividends paid deduction	$11,355	$14,881	$15,303

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

Derivative Instruments – The fair value of these instruments is based upon the estimated amounts the Company would receive or pay to terminate the contracts as of December 31, 2003 and 2002 and is determined using interest rate market pricing models.

Mortgage Notes Payable – As of December 31, 2003 and 2002, the Company has determined the estimated fair value of its mortgage notes payable are approximately $193,619 and $208,083, respectively, by discounting future cash payments utilizing a discount rate equivalent to the rate at which similar mortgage notes payable would be originated under conditions then existing.

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

In June of 2002, the Company completed two interest rate swap transactions to hedge the Company’s exposure to changes in interest rates with respect to $25,047 of LIBOR based variable rate debt. These agreements, which are for $15,885 and $9,162 of notional principal, mature on January 1, 2007 and June 1, 2007, respectively and are at a weighted average fixed interest rate of 6.2%.

On July 10, 2002, the Company entered into an interest rate swap agreement to hedge its exposure to changes in interest rates with respect to $12,288 of LIBOR based variable-rate debt. The swap agreement, which matures on January 1, 2007, provides for a fixed all-in interest rate of 4.1%.

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

The Company is also a party to two swap agreements with a bank through its 49% interest in Crossroads (Note 4). These swap agreements effectively fix the interest rate on the Company’s pro rata share of the Crossroads mortgage debt.

Back to Contents

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

16. Financial Instruments, continued

Interest Rate Hedges, continued

The following table summarizes the notional values and fair values of the Company’s derivative financial instruments as of December 31, 2003. The notional value does not represent exposure to credit, interest rate or market risks:

Hedge Type	Notional Value	Rate	Interest Maturity	Fair Value

LIBOR Swap (1)	$11,974	5.94%	6/16/07	$(1,217)
LIBOR Swap (1)	5,000	6.48%	6/16/07	(599)

				(1,816)

LIBOR Swap	30,000	4.80%	4/1/05	(1,227)
LIBOR Swap	20,000	4.53%	10/1/06	(1,091)
LIBOR Swap	8,992	4.47%	6/1/07	(472)
LIBOR Swap	15,605	4.32%	1/1/07	(748)
LIBOR Swap	12,072	4.11%	1/1/07	(506)

				(4,044)

				$(5,860)

Notes:

(1)	Relates to the Company’s investments in Crossroads. These swaps effectively fix the interest rate on the Company’s pro rata share of mortgage debt. The fair values of these instruments are reflected as components of the Company’s investment in Crossroads in the accompanying consolidated financial statements.

As of December 31, 2003, the derivative instruments were reported at their fair value as derivative instruments of $4,044 and as a reduction of investments in unconsolidated partnerships of $1,816. As of December 31, 2003, unrealized losses totaling $5,734 represented the fair value of the aforementioned derivatives, of which $5,505 was reflected in accumulated other comprehensive loss and $229 as a reduction of minority interest in Operating Partnership. For the years ended December 31, 2003 and 2002, the Company recorded in interest expense an unrealized gain (loss) of $51 and ($122), respectively, due to partial ineffectiveness on one of the swaps. The ineffectiveness resulted from differences between the derivative notional and the principal amount of the hedged variable rate debt.

The Company’s interest rate hedges are designated as cash flow hedges and hedge the future cash outflows on mortgage debt. Interest rate swaps that convert variable payments to fixed payments, such as those held by the Company, as well as interest rate caps, floors, collars, and forwards are cash flow hedges. The unrealized gains and losses in the fair value of these hedges are reported on the balance sheet with a corresponding adjustment to either accumulated other comprehensive income or earnings depending on the type of hedging relationship. For cash flow hedges, offsetting gains and losses are reported in accumulated other comprehensive income. Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified to earnings. This reclassification occurs over the same time period in which the hedged items affect earnings. Within the next twelve months, the Company expects to reclassify to earnings as interest expense approximately $3,462 of the current balance held in accumulated other comprehensive loss.

Back to Contents

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

17. Earnings Per Common Share

Basic earnings per share was determined by dividing the applicable net income to common shareholders for the year by the weighted average number of Common Shares outstanding during each year consistent with SFAS No. 128. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Shares were exercised or converted into Common Shares or resulted in the issuance of Common Shares that then shared in the earnings of the Company. The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the periods indicated. For the year ended December 31, 2001 no additional shares were reflected as the impact would be anti- dilutive in such years.

	Years ended December 31,
	2003	2002	2001

Numerator:
Income from continuing operations – basic earnings per share	$7,853	$11,517	$5,156
Effect of dilutive securities:
Preferred OP Unit distributions	185	199	—

Numerator for diluted earnings per share	8,038	11,716	5,156

Denominator:
Weighted average shares – basic earnings per share	26,589	25,321	28,313
Effect of dilutive securities:
Employee stock options	615	190	—
Convertible Preferred OP Units	292	295	—

Dilutive potential Common Shares	907	485	—

Denominator for diluted earnings per share	27,496	25,806	28,313

Basic earnings per share from continuing operations	$0.30	$0.46	$0.18

Diluted earnings per share from continuing operations	$0.29	$0.45	$0.18

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

Back to Contents

     ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

18. Summary of Quarterly Financial Information (unaudited)

The quarterly results of operations of the Company for the years ended December 31, 2003 and 2002 are as follows:

	March 31,	June 30,	September 30,	December 31,	Total for
	2003	2003	2003	2003	Year

Revenue	$18,125	$16,465	$16,704	$18,151	$69,445
Income from continuing operations	$3,463	$2,443	$2,424	$(477)	$7,853
Income from discontinued operations	$—	$—	$—	$—	$—
Net income	$3,463	$2,443	$2,424	$(477)	$7,853
Net income per Common Share – basic:
Income from continuing operations	$0.14	$0.09	$0.09	$(0.02)	$0.30
Income from discontinued operations	$—	$—	$—	$—	$—
Net income	$0.14	$0.09	$0.09	$(0.02)	$0.30
Net income per Common Share –
diluted:
Income from continuing operations	$0.14	$0.09	$0.09	$(0.02)	$0.29
Income from discontinued operations	$—	$—	$—	$—	$—
Net income	$0.14	$0.09	$0.09	$(0.02)	$0.29
Cash dividends declared per Common
Share	$0.145	$0.145	$0.145	$0.160	$0.595
Weighted average Common Shares
outstanding:
Basic	25,377,095	26,387,010	27,235,707	27,334,649	26,589,432
Diluted	25,933,960	27,175,713	28,300,443	28,551,778	27,496,267

	March 31,	June 30,	September 30,	December 31,	Total for
	2002	2002	2002	2002	Year

Revenue	$19,526	$16,023	$16,208	$17,590	$69,347
Income from continuing operations	$6,286	$1,770	$1,990	$1,471	$11,517
Income from discontinued operations	$180	$2,052	$(108)	$5,758	$7,882
Net income	$6,466	$3,822	$1,882	$7,229	$19,399
Net income per Common Share – basic
Income from continuing operations	$0.24	$0.07	$0.08	$0.06	$0.46
Income from discontinued operations	$0.01	$0.08	$—	$0.23	$0.31
Net income	$0.25	$0.15	$0.08	$0.29	$0.77
Net income per Common Share –
diluted:
Income from continuing operations	$0.24	$0.07	$0.08	$0.06	$0.45
Income from discontinued operations	$0.01	$0.08	$—	$0.22	$0.31
Net income	$0.25	$0.15	$0.08	$0.28	$0.76
Cash dividends declared per Common
Share	$0.13	$0.13	$0.13	$0.13	$0.52
Weighted average Common Shares
outstanding:
Basic	26,376,443	24,775,053	24,974,176	25,173,874	25,320,631
Diluted	26,786,454	25,252,842	24,974,176	25,684,405	25,806,035

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

20. Subsequent Events

In January 2004, the Company formed a joint venture with Klaff Realty, LP (“Klaff”) and Lubert Adler Management, Inc. for the purpose of making investments in surplus or underutilized properties owned or controlled by distressed retailers. The Company has also acquired Klaff’s rights to provide asset management, leasing, disposition, development and construction services for an existing portfolio of retail properties and/or leasehold interests comprised of approximately 10 million square feet of retail space. The rights were acquired with the issuance of $4.0 million in preferred Operating Partnership units.

In January 2004, the Company entered into a forward starting swap agreement which commences April 1, 2005. The swap agreement, which extends through January 1, 2011, provides for a fixed rate of 4.345% on $37,667 of notional principal.

In February 2004, the Company entered into three forward starting swap agreements as follows:

Commencement Date	Maturity Date	Notional Principal	Rate

10/2/2006	10/1/2011	$11,410	4.895%

10/2/2006	1/1/2010	4,640	4.710%

6/1/2007	3/1/2012	8,434	5.140%

These swap agreements have been executed in contemplation of the finalization of the extension and modification of certain mortgage loans currently being negotiated.

On March 11, 2004, the Company invested approximately $4.1 million in a mortgage loan secured by a shopping center property.

Back to Contents

ACADIA REALTY TRUST
SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2003

Description	Encumbrances	Land	Buildings & Improvements	Costs capitalized Subsequent to Acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Acquisition (a) Construction(c)

Shopping Centers
Crescent Plaza	$8,516	$1,147	$7,425	$543	$1,147	$7,968	$9,115	$3,890	1984	(a)
Brockton, MA
New Loudon Centre	(1)	505	4,161	10,565	505	14,726	15,231	6,865	1982	(a)
Latham, NY
Ledgewood Mall	(1)	619	5,434	32,755	619	38,189	38,808	22,218	1983	(a)
Ledgewood, NJ
Mark Plaza	—	—	4,268	4,509	—	8,777	8,777	5,059	1968	(c)
Edwardsville, PA
Luzerne Street Plaza	—	35	315	1,208	35	1,523	1,558	1,028	1983	(a)
Scranton, PA
Blackman Plaza	—	120	—	1,599	120	1,599	1,719	441	1968	(c)
Wilkes-Barre, PA
East End Centre	15,597	1,086	8,661	3,742	1,086	12,403	13,489	7,420	1986	(c)
Wilkes-Barre, PA
Greenridge Plaza	—	1,335	6,314	1,009	1,335	7,323	8,658	4,003	1986	(c)
Scranton, PA
Plaza 422	—	190	3,004	719	190	3,723	3,913	2,489	1972	(c)
Lebanon, PA
Route 6 Mall	(1)	—	—	12,696	1,664	11,032	12,696	3,523	1995	(c)
Honesdale, PA
Pittston Mall	—	1,500	—	5,956	1,521	5,935	7,456	1,741	1995	(c)
Pittston, PA
Berlin Shopping Centre	(1)	1,331	5,351	219	1,331	5,570	6,901	1,893	1994	(a)
Berlin, NJ
Bradford Towne Centre	(1)	—	—	16,100	817	15,283	16,100	5,105	1994	(c)
Towanda, PA
Abington Towne Center	—	799	3,197	1,858	799	5,056	5,855	715	1998	(a)
Abington, PA
Bloomfield Town Square	13,308	3,443	13,774	1,479	3,443	15,253	18,696	2,197	1998	(a)
Bloomfield Hills, MI
Walnut Hill Plaza	6,775	3,122	12,488	749	3,122	13,237	16,359	2,167	1998	(a)
Woonsocket, RI
Elmwood Park Plaza	—	3,248	12,992	14,671	3,800	27,111	30,911	2,789	1998	(a)
Elmwood Park, NJ
Merrillville Plaza	13,425	4,288	17,152	1,023	4,288	18,175	22,463	2,726	1998	(a)
Hobart, IN
Soundview Marketplace	8,598	2,428	9,711	1,399	2,428	11,110	13,538	1,764	1998	(a)
Port Washington, NY
Marketplace of Absecon	—	2,573	10,294	2,467	2,573	12,758	15,331	1,778	1998	(a)
Absecon, NJ

Back to Contents

ACADIA REALTY TRUST
SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2003

Description	Encumbrances	Land	Buildings & Improvements	Costs capitalized Subsequent to Acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Acquisition (a) Construction(c)

Hobson West	—	1,793	7,172	661	1,793	7,833	9,626	1,224	1998	(a)
Plaza
Naperville, IL
Smithtown	8,993	3,229	12,917	1,027	3,229	13,944	17,173	2,377	1998	(a)
Shopping Center
Smithtown, NY
Town Line Plaza	4,865	878	3,510	6,838	909	10,318	11,227	5,477	1998	(a)
Rocky Hill, CT
Branch Shopping	12,009	3,156	12,545	491	3,156	13,036	16,192	1,779	1998	(a)
Center
Village of the
Branch, NY
The Caldor	—	956	3,826	—	956	3,826	4,782	514	1998	(a)
Shopping Center
Methuen, MA
Gateway Mall	6,256	1,273	5,091	11,073	1,273	16,164	17,437	660	1999	(a)
Burlington, VT
Mad River Station	—	2,350	9,404	253	2,350	9,657	12,007	1,221	1999	(a)
Dayton, OH
Pacesetter Park	—	1,475	5,899	476	1,475	6,375	7,850	767	1999	(a)
Shopping Center
Ramapo, NY
239 Greenwich	16,000	1,817	15,846	213	1,817	16,059	17,876	1,768	1999	(c)
Greenwich, CT
Residential
Properties
Gate House,	10,817	2,312	9,247	2,036	2,312	11,284	13,596	1,984	1998	(a)
Holiday House,
Tiger Village
Columbia, MO
Village	9,191	3,429	13,716	2,299	3,429	16,015	19,444	2,571	1998	(a)
Apartments
Winston Salem,
NC
Colony	5,409	1,118	4,470	1,147	1,118	5,617	6,735	937	1998	(a)
Apartments
Columbia, MO
Undeveloped land				250	250		250
Properties under
development	—	—	—	5,859	—	5,859	5,859	—

	$190,444	$51,555	$228,184	$147,889	$54,890	$372,738	$427,628	$101,090

Back to Contents

Acadia Realty Trust
Notes To Schedule III
December 31, 2003

1.	This property serves as collateral for the financing with Washington Mutual Bank, FA in the amount of $50,685 (note 6)
2.	Depreciation and investments in buildings and improvements reflected in the statements of income is calculated over the estimated useful life of the assets as follows:
Buildings	30 to 40 years
Improvements	Shorter of lease term or useful life

3.	The aggregate gross cost of property included above for Federal income tax purposes was $376,456 as of December 31, 2003.
4.	(a) Reconciliation of Real Estate Properties:

The following table reconciles the real estate properties from January 1, 2001 to December 31, 2003:

	for the year ended December 31,
	2003	2002	2001

Balance at beginning of year	$413,878	$398,416	$387,729
Other improvements	13,750	15,794	10,687
Sale of property	—	—	—
Fully depreciated assets written off	—	(332)	—

Balance at end of year	$427,628	$413,878	$398,416

(b) Reconciliation of Accumulated Depreciation:

The following table reconciles accumulated depreciation from January 1, 2001 to December 31, 2003:

	for the year ended December 31,
	2003	2002	2001

Balance at beginning of year	$85,062	$72,805	$60,947
Sale of property	—	—	—
Fully depreciated assets written off	—	(332)	—
Depreciation related to real estate	16,028	12,589	11,858

Balance at end of year	$101,090	$85,062	$72,805