Form 10-Q
period 2004-03-31
ACADIA REALTY TRUST
filed 2004-05-07
CIK 899629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

YES   NO

As of May 7, 2004, there were 29,114,297 common shares of beneficial interest, par value $.001 per share, outstanding.

Back to Contents

ACADIA REALTY TRUST AND SUBSIDIARIES
FORM 10-Q
INDEX

Back to Contents

Part I.      Financial Information

Item 1.     Financial Statements

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	March 31, 2004 (unaudited)	December 31, 2003

ASSETS
Real estate:
Land	$54,890	$54,890
Buildings and improvements	367,479	366,879
Construction in progress	6,612	5,859

	428,981	427,628
Less: accumulated depreciation	104,387	101,090

Net real estate	324,594	326,538
Cash and cash equivalents	13,389	14,663
Cash in escrow	3,405	3,342
Investments in and advances to unconsolidated partnerships	17,461	13,630
Investment in management contracts	3,956	—
Rents receivable, net	10,271	10,394
Notes receivable	6,877	3,586
Prepaid expenses	2,374	3,127
Deferred charges, net	11,947	11,173
Other assets	1,785	1,731

	$396,059	$388,184

LIABILITIES AND SHAREHOLDERS’ EQUITY
Mortgage notes payable	$188,211	$190,444
Accounts payable and accrued expenses	6,128	5,804
Dividends and distributions payable	4,850	4,619
Due to related parties	50	48
Derivative instruments	5,377	4,044
Other liabilities	2,951	3,806

Total liabilities	207,567	208,765

Minority interest in Operating Partnership	7,969	7,875
Minority interests in majority-owned partnerships	1,786	1,810

Total minority interests	9,755	9,685

Shareholders’ equity:
Common shares, $.001 par value, authorized 100,000 shares, issued and outstanding 29,094 and 27,409 shares, respectively	29	27
Additional paid-in capital	188,443	177,891
Accumulated other comprehensive loss	(7,056)	(5,505)
Deficit	(2,679)	(2,679)

Total shareholders’ equity	178,737	169,734

	$396,059	$388,184

See accompanying notes

Back to Contents

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(in thousands, except per share amounts)

	Three months ended March 31,

	2004	2003
	(unaudited)

Revenues
Minimum rents	$13,101	$12,097
Percentage rents	219	294
Expense reimbursements	3,674	3,717
Other property income	128	151
Other	816	1,866

Total revenues	17,938	18,125

Operating Expenses
Property operating	4,017	4,354
Real estate taxes	2,322	2,197
General and administrative	2,489	2,696
Depreciation and amortization	3,856	3,601

Total operating expenses	12,684	12,848

Operating income	5,254	5,277
Equity in earnings of unconsolidated
partnerships	544	553
Interest expense	(2,745)	(2,726)
Gain on sale of land	—	1,212
Minority interests	(203)	(853)

Net income	$2,850	$3,463

Earnings per share
Basic earnings per share	$0.10	$0.14

Diluted earnings per share	$0.10	$0.14

See accompanying notes

Back to Contents

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(in thousands)

	March 31, 2004	March 31, 2003
	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,850	$3,463
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	3,856	3,601
Gain on sale of land	—	(1,212)
Minority interests	203	853
Equity in earnings of unconsolidated partnerships	(544)	(553)
Provision for bad debts	206	120
Changes in assets and liabilities:
Funding of escrows, net	(63)	(449)
Rents receivable	(83)	(588)
Prepaid expenses	753	(371)
Other assets	(109)	(33)
Accounts payable and accrued expenses	778	(458)
Due to related parties	2	(42)
Other liabilities	(855)	(263)

Net cash provided by operating activities	6,994	4,068

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for real estate and improvements	(1,340)	(2,168)
Payment of accrued expense related to redevelopment project	—	(2,488)
Contributions and advances to unconsolidated partnership	(3,740)	(5,914)
Distributions from unconsolidated partnerships	308	—
Collections on purchase money note	—	1,632
Payment of deferred leasing costs	(680)	(45)
Advances on notes receivable	(3,315)	—

Net cash used in investing activities	(8,767)	(8,983)

Back to Contents

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(in thousands)

	March 31, 2004	March 31, 2003
	(unaudited)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on mortgages	$(11,233)	$(9,461)
Proceeds received on mortgage notes	9,000	5,000
Payment of deferred financing and other costs	(506)	(223)
Dividends paid	(4,401)	(3,283)
Distributions to minority interests in Operating Partnership	(182)	(411)
Distributions on preferred Operating Partnership Units	(36)	(50)
Distributions to minority interests in majority-owned partnerships	(39)	(505)
Common Shares issued under Employee Stock Purchase Plan	19	—
Settlement of options to purchase Common Shares	(66)	—
Exercise of options to purchase Common Shares	7,943	—

Net cash provided by (used in) financing activities	499	(8,933)

Decrease in cash and cash equivalents	(1,274)	(13,848)
Cash and cash equivalents, beginning of period	14,663	45,168

Cash and cash equivalents, end of period	$13,389	$31,320

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amounts capitalized of $93 and $187, respectively	$2,792	$2,750

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of contract rights through issuance of preferred Operating Partnership Units	$4,000	$—

See accompanying notes

Back to Contents

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(in thousands, except per share amounts)

1.       THE COMPANY

Acadia Realty Trust (the “Company”) is a fully integrated and self-managed real estate investment trust (“REIT”) focused primarily on the ownership, acquisition, redevelopment and management of neighborhood and community shopping centers.

All of the Company’s assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership (the “Operating Partnership” or “OP”) and its majority-owned partnerships. As of March 31, 2004, the Company controlled 98% of the Operating Partnership as the sole general partner.

The Company currently operates 62 properties, which it owns or has an ownership interest in, consisting of 60 neighborhood and community shopping centers and two multi-family properties, principally located in the Northeast, Mid-Atlantic and Midwest regions of the United States.

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

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

3.       ACQUISTIONS AND INVESTMENTS

On January 27, 2004, the Company entered into a venture (the “RCP Venture”) with Klaff Realty, L.P. (“Klaff”) and its long time capital partner Lubert-Adler Management, Inc. (“Lubert-Adler”) for the purpose of making investments in surplus or underutilized properties owned by retailers. The initial size of the RCP Venture is expected to be approximately $300,000 in equity based on anticipated investments of approximately $1,000,000. The RCP Venture is currently exploring investment opportunities, but has not yet made any commitments. Each participant in the RCP Venture has the right to opt out of any potential investment. The Company and its current acquisition fund, AKR Fund I, as well as possible subsequent joint venture funds sponsored by the Company, anticipate investing 20% of the equity of the RCP Venture. Cash flow is to be distributed to the partners until they have received a 10% cumulative return and a full return of all contributions. Thereafter, remaining cash flow is to be distributed 20% to Klaff (“Klaff’s Promote”) and 80% to the partners (including Klaff). Profits earned on up to $20.0 million of the Company’s contributed capital is not subject to Klaff’s Promote. The Company will also earn market-rate fees for property management, leasing and construction services on behalf of the RCP Venture.

The Company also acquired from Klaff the rights to provide asset management, leasing, disposition, development and construction services for an existing portfolio of retail properties and/or leasehold interests comprised of approximately 10 million square feet of retail space. The Operating Partnership issued 4,000 Series B Preferred OP Units with a stated value of $1,000 each, or a total of $4,000 in consideration for this acquisition (Note 7). This consideration is reflected as Investment in contracts in the accompanying consolidated financial statements and is being amortized over its estimated life.

On March 18, 2004, the Company provided a $3,000 mezzanine loan to an unrelated joint venture. The loan is for a term of three years with interest of 11% for year one, 10% for year two and prime plus 6% for year three.

In March 2004, the Company loaned $3,150 to AKR Fund I, as defined herein, to finance the purchase of a first mortgage loan. The loan from the Company matures March 9, 2006, and bears interest at 7% for year one and 6% for year two (Note 8).

Back to Contents

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

4.     EARNINGS PER COMMON SHARE

Basic earnings per share was determined by dividing the applicable net income to common shareholders for the period by the weighted average number of common shares of beneficial interest (“Common Shares”) outstanding during each period consistent with SFAS No. 128. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Shares were exercised or converted into Common Shares or resulted in the issuance of Common Shares that then shared in the earnings of the Company. The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the periods indicated.

	Three months ended March 31,
	2004	2003

Numerator:
Income from continuing operations – basic earnings per share	$2,850	$3,463
Effect of dilutive securities:
Preferred OP Unit distributions	73	50

Numerator for diluted earnings per share	$2,923	$3,513

Denominator:
Weighted average shares – basic earnings per share	27,687	25,377
Effect of dilutive securities:
Employee stock options	956	262
Convertible Preferred OP Units	430	295

Dilutive potential Common Shares	1,386	557

Denominator for diluted earnings per share	29,073	25,934

Basic earnings per share	$0.10	$0.14

Diluted earnings per share	$0.10	$0.14

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

5.      STOCK-BASED COMPENSATION

Effective January 1, 2002, the Company adopted the fair value method of recording stock-based compensation contained in SFAS No. 123, “Accounting for Stock-Based Compensation”. As such, stock based compensation awards granted after December 31, 2001 have been expensed over the vesting period based on the fair value at the date the stock-based compensation was granted. Prior to January 1, 2002, the Company had applied the intrinsic value method permitted under SFAS No. 123, as defined in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations, in accounting for stock-based compensation plans. The Company elected the prospective method whereby compensation expense is recognized only for those options granted, modified or settled on or after January 1, 2002.

Back to Contents

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

5.      STOCK-BASED COMPENSATION (continued)

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value based method of accounting for stock-based employee compensation for vested stock options granted prior to January 1, 2002. As all the options granted prior to this date were fully vested as of December 31, 2003, there is no impact reflected on periods after December 31, 2003.

Three months ended March 31, 2003

Net income:
As reported	$3,463

Pro forma	$3,454

Basic earnings per share
As reported	$0.14

Pro forma	$0.14

Diluted earnings per share
As reported	$0.14

Pro forma	$0.14

6.       COMPREHENSIVE INCOME

The following table sets forth comprehensive income for the three months ended March 31, 2004 and 2003:

	Three months ended March 31,
	2004	2003

Net income	$2,850	$3,463
Other comprehensive (loss) (1)	(1,551)	(37)

Comprehensive income	$1,299	$3,426

Notes:

(1)	Relates to the changes in the fair value of derivative instruments accounted for as hedges.

The following table sets forth the change in accumulated other comprehensive loss for the three months ended March 31, 2004:

Balance at December 31, 2003	$5,505
Unrealized loss on valuation of swap agreements	1,551

Balance at March 31, 2004	$7,056

As of March 31, 2004, the balance in accumulated other comprehensive loss was comprised of unrealized losses on the valuation of swap agreements.

Back to Contents

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

7.       SHAREHOLDERS’ EQUITY AND MINORITY INTERESTS

The following table summarizes the change in the shareholders’ equity and minority interests since December 31, 2003:

	Shareholders’ Equity	Minority Interest in Operating Partnership (1)	Minority Interest in majority-owned Partnerships

Balance at December 31, 2003	$169,734	$7,875	$1,810
Conversion of 582,790 Operating Partnership Units into Common Shares by minority interests	4,027	(4,027)	—
Issuance of Series B Preferred Operating Partnership Units	—	4,000	—
Dividends and distributions declared of $0.16 per Common Share and Operating Partnership Unit	(4,689)	(89)	—
Cash flow distribution	—	—	(39)
Net income for the period January 1 through March 31, 2004	2,850	116	15
Other comprehensive income – Unrealized loss on valuation of swap agreements	(1,551)	94	—
Employee stock-based compensation	489	—	—
Settlement of options to purchase Common Shares	(66)	—	—
Exercise of options to purchase Common Shares	7,943	—	—

Balance at March 31, 2004	$178,737	$7,969	$1,786

Notes:

(1)	Net income attributable to minority interest in the Operating Partnership and distributions do not include a distribution on Series A and Series B Preferred OP Units totaling $73.

Minority interest in the Operating Partnership represent the limited partners’ interest of 556,227 and 3,024,033 common units in the Operating Partnership (“Common OP Units”) at March 31, 2004 and 2003, respectively, and 1,580 and 2,212 units of Series A preferred limited partnership interests in the Operating Partnership (“Preferred OP Units”) at March 31, 2004 and 2003, respectively, with a nominal value of $1,000 per unit, which are entitled to a preferred quarterly distribution of $22.50 per unit (9% annually). Minority interests in majority-owned partnerships represent third-party interests in four partnerships in which the Company has a majority ownership position.

Certain limited partners converted 582,790 Common OP Units into Common Shares on a one-for-one basis during the three months ended March 31, 2004.

In January 2004, the Company issued $4,000 (4,000 Series B Preferred OP Units with a stated value of $1,000 each) of Series B Preferred OP Units in consideration for the acquisition of certain rights (Note 3). The Series B Preferred OP Units are entitled to a preferred quarterly distribution of $13.00 per unit (5.2% annually). The Company’s Board of Trustees approved a waiver on February 24, 2004, which allows the seller to redeem 1,500 Series B Preferred OP Units at any time for cash.

In March 2004, Ross Dworman resigned as a trustee. In conjunction with his resignation, Mr. Dworman exercised all of his outstanding share options of one million shares at $7.50 per share.

During the quarter certain employees of the Company exercised 79,000 share options at prices ranging from $4.89 to $6.00 per share

In addition, during March 2004, the Company completed the secondary public offering (“Offering”) by certain of its shareholders of 5.8 million Common Shares. Yale University and its affiliates (“Yale”) sold 4.2 million Common Shares and Ross Dworman sold 1.6 million Common Shares. Following the Offering, Yale and Mr. Dworman beneficially owned approximately 4.6 million and 2,300 Common Shares, respectively. The Company did not sell any Common Shares in the Offering and did not receive any proceeds from the Offering. The Company did not bear any costs associated with the Offering.

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

	March 31, 2004	December 31 , 2003

Balance Sheets
Assets:
Rental property, net	$7,281	$7,402
Other assets	3,857	3,710

Total assets	$11,138	$11,112

Liabilities and partners’ deficit
Mortgage note payable	$32,799	$32,961
Other liabilities	5,169	4,696
Partners’ deficit	(26,830)	(26,545)

Total liabilities and partners’ deficit	$11,138	$11,112

Company’s investment in Crossroads	$3,430	$3,665

	Three months ended March 31,
	2004	2003

Statements of Income
Total revenue	$2,025	$2,019
Operating and other expenses	607	623
Interest expense	674	593
Depreciation and amortization	149	139

Net income	$595	$664

Company’s share of net income	$316	$317
Amortization of excess investment (see below)	98	98

Income from Crossroads	$218	$219

The unamortized excess of the Company’s investment over its share of the net equity in Crossroads at the date of acquisition was $19,580. The portion of this excess attributable to buildings and improvements is being amortized over the life of the related property.

Acadia Strategic Opportunity Fund, LP (“AKR Fund I”)

In 2001, the Company formed a joint venture, AKR Fund I, with four of its institutional investors for the purpose of acquiring real estate assets. The Company is the sole general partner with a 22% interest in the joint venture and is also entitled to a profit participation in excess of its invested capital based on certain investment return thresholds. The Company also earns market-rate fees for asset management as well as for property management, construction and leasing services. Decisions made by the general partner as it relates to purchasing, financing, and disposition of properties are subject to the unanimous disapproval of the Advisory Committee of AKR Fund I, which is comprised of representatives from each of the four institutional investors.

As of March 31, 2004, AKR Fund I owns five shopping centers comprising 1.3 million square feet. In addition, AKR Fund I and an unaffiliated joint venture party own a 1.0 million square foot supermarket portfolio consisting of twenty-five anchor-only leases with either Kroger or Safeway Supermarkets.

In March 2004, AKR Fund I and an unaffiliated partner purchased a first mortgage loan from a life insurance company, secured by a 235,000 square foot shopping center in Aiken, South Carolina. The $9,600 loan, which was in default, was purchased for $5,500. AKR Fund I and its partner subsequently obtained fee title to this center. Related to this transaction, the Company provided a $3,150 loan to AKR Fund I which is included in Investments in and advances to unconsolidated partnerships in the accompanying consolidated financial statements (Note 3).

Back to Contents

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

8.       INVESTMENTS IN PARTNERSHIPS, continued

The Company accounts for its investment in AKR Fund I using the equity method. Summary financial information of AKR Fund I and the Company’s investment in and share of income from AKR Fund I follows:

	March 31, 2004	December 31, 2003

Balance Sheets
Assets:
Rental property, net	$171,501	$173,507
Other assets	12,282	4,763

Total assets	$183,783	$178,270

Liabilities and partners’ equity
Mortgage notes payable	$115,314	$120,609
Other liabilities	18,263	11,731
Partners’ equity	50,206	45,930

Total liabilities and partners’ equity	$183,783	$178,270

Company’s investment in AKR Fund I	$10,881	$9,965

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003

Statements of Income
Total revenue	$6,596	$5,619
Operating and other expenses	1,319	1,146
Management and other fees	516	443
Interest expense	1,606	1,307
Depreciation and amortization	2,127	1,661
Minority interest	42	69

Net income	$986	$993

Company’s share of net income (1)	$326	$334

Notes:

(1)	The Company’s pro-rata share of net income is before Management and other fees as these amounts are paid to the Company.

Back to Contents

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

9.       DERIVATIVE FINANCIAL INSTRUMENTS

The following table summarizes the notional values and fair values of the Company’s derivative financial instruments as of March 31, 2004. The notional value does not represent exposure to credit, interest rate or market risks.

Hedge Type	Notional Value	Interest Rate	Commencement Date	Maturity Date	Fair Value

LIBOR Swap (1)	$11,974	5.94%	(3)	6/16/07	$(1,324)
LIBOR Swap (1)	5,000	6.48%	(3)	6/16/07	(638)

					(1,962)

LIBOR Swap	30,000	4.80%	(3)	4/1/05	(1,063)
LIBOR Swap	20,000	4.53%	(3)	10/1/06	(1,222)
LIBOR Swap	8,962	4.47%	(3)	6/1/07	(571)
LIBOR Swap	15,552	4.32%	(3)	1/1/07	(883)
LIBOR Swap	12,031	4.11%	(3)	1/1/07	(615)
LIBOR Swap (2)	37,667	4.35%	4/1/05	1/1/11	(754)
LIBOR Swap (2)	11,410	4.90%	10/2/06	10/1/11	(127)
LIBOR Swap (2)	4,640	4.71%	10/2/06	1/1/10	(49)
LIBOR Swap (2)	8,434	5.14%	6/1/07	3/1/12	(93)

					(5,377)

					$(7,339)

Notes:

(1)	Relates to the Company’s investments in Crossroads. These swaps effectively fix the interest rate on the Company’s pro rata share of mortgage debt. The fair values of these instruments are reflected as components of the Company’s investment in Crossroads in the accompanying consolidated financial statements.
(2)	Forward starting swap agreements.
(3)	These agreements are currently in effect.

10.       MORTGAGE LOANS

On March 11, 2004, the Company drew down $4,500 under an existing $20,000 revolving facility and $4,500 under an existing $7,400 revolving facility.

On March 26, 2004, the Company paid down $10,363 and modified and extended $40,000 of an existing $50,363 loan with a bank. The loan, secured by three of the Company’s properties, now matures April 1, 2011 and requires the monthly payment of interest at LIBOR plus 150 basis points and principal amortized over 30 years.

During the first quarter of 2004, the Company entered into four forward starting swap agreements (Note 9).

Back to Contents

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

11.       RELATED PARTY TRANSACTIONS

The Company currently manages one property in which a shareholder of the Company has an ownership interest for which the Company earns a management fee of 3% of tenant collections. Management fees earned by the Company under this contract aggregated $71 and $54 for the three months ended March 31, 2004 and 2003, respectively. In addition, the Company also earned leasing commissions of $60 related to this property for the three months ended March 31, 2004.

The Company also earns certain management and service fees in connection with its investment in AKR Fund I (Note 8). Such fees earned by the Company aggregated $401 and $344 for the three months ended March 31, 2004 and 2003, respectively.

The Company also earns fees in connection with its acquisition of the rights to provide asset management, leasing, disposition, development and construction services for an existing portfolio of retail properties and/or leasehold interests (Note 3). Net fees earned by the Company in connection with this acquisition were $32 for the three months ended March 31, 2004.

Mr. Dworman exercised all of his outstanding share options (Note 7).

During March 2004, the Company completed the Offering by certain of its shareholders of 5.8 million Common Shares (Note 7).

12.       DIVIDENDS AND DISTRIBUTIONS PAYABLE

On February 26, 2004, the Board of Trustees of the Company approved and declared a cash quarterly dividend for the quarter ended March 31, 2004 of $0.16 per Common Share and Common OP Unit. The dividend was paid on April 15, 2004 to shareholders of record as of March 31, 2004. The Company also paid a distribution of $22.50 per Series A Preferred OP Unit and $13.00 per Series B Preferred OP Unit (pro-rated for issuance of Series B units during January 2004) on April 15, 2004.

Back to Contents

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

13.       SEGMENT REPORTING

The Company has two reportable segments: retail properties and multi-family properties. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates property performance primarily based on net operating income before depreciation, amortization and certain nonrecurring items. The reportable segments are managed separately due to the differing nature of the leases and property operations associated with the retail versus residential tenants. The following table sets forth certain segment information for the Company as of and for the three months ended March 31, 2004 and 2003 (does not include unconsolidated partnerships):

Three months ended March 31, 2004

	Retail Properties	Multi-Family Properties	All Other	Total

Revenues	$15,197	$1,925	$816	$17,938
Property operating expenses and real estate taxes	5,394	945	—	6,339

Net property income before depreciation and amortization	$9,803	$980	$816	$11,599

Depreciation and amortization	$3,428	$350	$78	$3,856

Interest expense	$2,369	$376	$—	$2,745

Real estate at cost	$389,070	$39,911	$—	$428,981

Total assets	$340,691	$37,101	$18,267	$396,059

Gross leasable area (multi-family – 1,474 units)	5,157	1,207	—	6,364

Expenditures for real estate and improvements	$1,203	$137	$—	$1,340

Revenues
Total revenues for reportable segments	$18,306
Elimination of intersegment management fee income	(293)
Elimination of intersegment asset management fee income	(75)

Total consolidated revenues	$17,938

Property operating expenses and real estate taxes
Total property operating expenses and real estate taxes for reportable segments	$6,592
Elimination of intersegment management fee expenses	(253)

Total consolidated expenses	$6,339

Reconciliation to net income
Net property income before depreciation and amortization	$11,599
Depreciation and amortization	(3,856)
General and administrative	(2,489)
Equity in earnings of unconsolidated partnerships	544
Interest expense	(2,745)
Gain on sale of land	—
Minority interest	(203)

Net income	$2,850

Back to Contents

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

13.       SEGMENT REPORTING, continued

Three months ended March 31, 2003

	Retail Properties	Multi-Family Properties	All Other	Total

Revenues	$14,458	$1,801	$1,866	$18,125
Property operating expenses and real estate taxes	5,647	904	—	6,551

Net property income before depreciation and amortization	$8,811	$897	$1,866	$11,574

Depreciation and amortization	$3,209	$321	$71	$3,601

Interest expense	$2,342	$384	$—	$2,726

Real estate at cost	$377,310	$38,737	$—	$416,047

Total assets	$352,694	$36,708	$12,783	$402,185

Gross leasable area (multi-family – 1,474 units)	5,141	1,207	—	6,348

Expenditures for real estate and improvements	$1,827	$341	$—	$2,168

Revenues
Total revenues for reportable segments	$18,528
Elimination of intersegment management fee income	(328)
Elimination of intersegment asset management fee income	(75)

Total consolidated revenues	$18,125

Property operating expenses and real estate taxes
Total property operating expenses and real estate taxes for reportable segments	$6,856
Elimination of intersegment management fee expense	(305)

Total consolidated expenses	$6,551

Reconciliation to net income
Net property income before depreciation and amortization	$11,574
Depreciation and amortization	(3,601)
General and administrative	(2,696)
Equity in earnings of unconsolidated partnerships	553
Interest expense	(2,726)
Minority interest	(853)
Gain on sale of land	1,212

Net income	$3,463

Back to Contents

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is based on the consolidated financial statements of the Company as of March 31, 2004 and 2003 and for the three months then ended. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results performance or achievements expressed or implied by such forward-looking statements. Such factors are set forth in the Company’s Form 10-K for the year ended December 31, 2003 and include, among others, the following: general economic and business conditions, which will, among other things, affect demand for rental space, the availability and creditworthiness of prospective tenants, lease rents and the availability of financing; adverse changes in the Company’s real estate markets, including, among other things, competition with other companies; risks of real estate development and acquisition; governmental actions and initiatives; and environmental/safety requirements.

OVERVIEW

The Company currently operates 62 properties, which it owns or has an ownership interest in, consisting of 58 neighborhood and community shopping centers, one enclosed mall, one mixed-use property (retail/residential) and two multi-family properties, which are located primarily in the Northeast, Mid-Atlantic and Midwestern regions of the United States and, in total, comprise approximately nine million square feet. The Company receives income primarily from the rental revenue from its properties, including recoveries from tenants, offset by operating and overhead expenses. The Company focuses on three primary areas in executing its business plan as follows:

—	Focus on maximizing the return on its existing portfolio through leasing and property redevelopment activities. The Company’s redevelopment program is a significant and ongoing component of managing its existing portfolio and focuses on selecting well-located neighborhood and community shopping centers and creating significant value through re-tenanting and property redevelopment.
—	Pursue above-average returns though a disciplined and opportunistic acquisition program. The primary conduits for the Company’s acquisition program are through its existing acquisition joint venture, AKR Fund I, as well as the RCP Venture, as defined herein, established to invest in surplus or underutilized properties owned or controlled by retailers.
—	Maintain a strong balance sheet, which provides the Company with the financial flexibility to fund both property redevelopment and acquisition opportunities.

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

Valuation of Property Held for Use and Sale

On a quarterly basis, the Company reviews both the carrying value of properties held for use and for sale. The Company records impairment losses and reduces the carrying value of properties when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases where the Company does not expect to recover its carrying costs on properties held for use, the Company reduces its carrying cost to fair value, and for properties held for sale, the Company reduces its carrying value to the fair value less costs to sell. Management does not believe that the values of its properties within the portfolio are impaired as of March 31, 2004.

Bad Debts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make payments on arrearages in billed rents, as well as the likelihood that tenants will not have the ability to make payment on unbilled rents including estimated expense recoveries and straight-line rent. As of March 31, 2004, the Company had recorded an allowance for doubtful accounts of $2.5 million. If the financial condition of the Company’s tenants were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Back to Contents

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2004 (“2004”) to the three months ended March 31, 2003 (“2003”)

Total revenues decreased $187,000, or 1%, to $17.9 million for 2004 compared to $18.1 million for 2003.

Minimum rents increased $1.0 million, or 8%, to $13.1 million for 2004 compared to $12.1 million for 2003. This increase was attributable to an increase in rents following the redevelopment of the Gateway Shopping Center and an increase in rents from re-tenanting activities across the portfolio.

In total, expense reimbursements remained unchanged from 2003 to 2004. Common area maintenance (“CAM”) expense reimbursements decreased $190,000, or 10%, from $2.0 million in 2003 to $1.8 million in 2004. This resulted primarily from the tenant reimbursement of higher snow removal costs during 2003. This decrease was offset by real estate tax reimbursements increasing $147,000, primarily from tenant reimbursement of higher real estate taxes across the portfolio.

Other income decreased $1.1 million to $816,000 in 2004 compared to $1.9 million for 2003. This was primarily due to a lump sum additional rent payment of $1.2 million received in 2003 from a tenant in connection with the re-anchoring of the Branch Plaza offset by an increase in management fee income.

Total operating expenses decreased $164,000, or 1%, to $12.7 million for 2004, from $12.8 million for 2003.

Property operating expenses decreased $337,000, or 8%, to $4.0 million for 2004 compared to $4.3 million for 2003. This was a result primarily of higher snow removal costs during 2003.

Real estate taxes increased $125,000, or 6%, from $2.2 million in 2003 to $2.3 million in 2004 primarily due to higher real estate taxes experienced throughout the portfolio.

General and administrative expense decreased $207,000, or 8%, from $2.7 million for 2003 to $2.5 million for 2004 primarily attributable to the Company’s capitalization of certain internal leasing costs commencing in 2004.

In total, depreciation and amortization expense increased $255,000, or 7%, to $3.9 million in 2004, from $3.6 million in 2003. Depreciation expense increased $109,000. This was principally a result of increased depreciation expense following the Gateway redevelopment project being placed in service during the second quarter of 2003. Amortization expense increased $146,000 in 2004 primarily as a result of derivative related costs.

Interest expense remained unchanged from 2003 to 2004. Interest expense increased primarily as a result of a combination of an $87,000 increase resulting from a higher average interest rate on the portfolio mortgage debt in 2004 and a $94,000 decrease in capitalized interest in 2004. These increases were offset by a $162,000 decrease in interest expense as a result of lower average outstanding borrowings during 2004.

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

Back to Contents

Consistent with the NAREIT definition, the Company defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of depreciated property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. The reconciliation of net income to FFO for the three months ended March 31, 2004 and 2003 is as follows (amounts in thousands):

	Three months ended March 31,
	2004	2003

Net income	$2,850	$3,463
Depreciation of real estate and
amortization of leasing costs:
Wholly-owned and consolidated
partnerships	3,517	3,399
Unconsolidated partnerships	552	459
Income attributable to
Minority interest in Operating
Partnership (1)	115	438

Funds from operations	$7,034	$7,759

Cash flows provided by (used in):
Operating activities	$6,994	$4,068

Investing activities	$(8,767)	$(8,983)

Financing activities	$499	$(8,933)

Notes:

(1)	Does not include distributions paid to Series A and B Preferred OP Unitholders.

LIQUIDITY AND CAPITAL RESOURCES

USES OF LIQUIDITY

The Company’s principal uses of its liquidity are expected to be for distributions to its shareholders and OP unitholders, debt service and loan repayments, and property investment which includes the funding of its joint venture commitments, acquisition, redevelopment, expansion and re-tenanting activities.

Distributions

In order to qualify as a REIT for Federal income tax purposes, the Company must currently distribute at least 90% of its taxable income to its shareholders. On February 26, 2004, the Board of Trustees of the Company approved and declared a cash quarterly dividend for the quarter ended March 31, 2004 of $0.16 per Common Share and Common OP Unit. The dividend was paid on April 15, 2004 to shareholders of record as of March 31, 2004. The Company also paid a distribution of $22.50 per Series A Preferred OP Unit and $13.00 per Series B Preferred OP Unit (pro-rated for issuance of Series B units during January 2004) on April 15, 2004.

Acadia Strategic Opportunity Fund, LP (“AKR Fund I”)

In September of 2001, the Company committed $20.0 million to a newly formed joint venture formed with four of its institutional shareholders, who committed $70.0 million, for the purpose of acquiring a total of approximately $300.0 million of community and neighborhood shopping centers on a leveraged basis. Since the formation of AKR Fund I, the Company has used it as the primary vehicle for the acquisition of assets.

The Company is the manager and general partner of AKR Fund I with a 22% interest. In addition to a pro-rata return on its invested equity, the Company is entitled to a profit participation based upon certain investment return thresholds. Cash flow is to be distributed pro-rata to the partners (including the Company) until they have received a 9% cumulative return on, and a return of all capital contributions. Thereafter, remaining cash flow is to be distributed 80% to the partners (including the Company) and 20% to the Company. The Company also earns a fee for asset management services equal to 1.5% of the total equity commitments, as well as market-rate fees for property management, leasing and construction services.

Back to Contents

On March 11, 2004, AKR Fund I, in conjunction with the Company’s long-time investment partner, Hendon Properties (“Hendon”), purchased a $9.6 million first mortgage loan from New York Life Insurance Company for $5.5 million. The loan, which was secured by a 235,000 square foot shopping center in Aiken, South Carolina, was in default at acquisition. AKR Fund I and Hendon acquired the loan with the intention of pursuing ownership of the property securing the debt. AKR Fund I provided 90% of the equity capital and Hendon provided the remaining 10% of the equity capital used to acquire the loan. Hendon is entitled to receive profit participation in excess of its proportionate equity interest. The property is currently anchored by a Kroger supermarket and is only 56% occupied due to the vacancy of a former Kmart store. Subsequent to the acquisition of the loan, AKR Fund I and Hendon obtained fee title to this property and currently plan to redevelop and re-anchor the center. The Company loaned $3.2 million to AKR Fund I in connection with the purchase of the first mortgage loan. The note matures March 9, 2006, and bears interest at 7%. In addition to its loan to AKR Fund I, the Company invested $945,000, primarily its pro-rata share of equity as a partner in AKR Fund I.

RCP Venture

On January 27, 2004, the Company entered into the RCP Venture with Klaff and its long time capital partner Lubert-Adler Management, Inc. for the purpose of making investments in surplus or underutilized properties owned by retailers. The initial size of the RCP Venture is expected to be approximately $300 million in equity based on anticipated investments of approximately $1 billion. The RCP Venture is currently exploring investment opportunities, but has not yet made any commitments. Each participant in the RCP Venture has the right to opt out of any potential investment. The Company and its current acquisition fund, AKR Fund I, as well as possible subsequent joint venture funds sponsored by the Company, anticipate investing 20% of the equity of the RCP Venture. Cash flow is to be distributed to the partners until they have received a 10% cumulative return and a full return of all contributions. Thereafter, remaining cash flow is to be distributed 20% to Klaff (“Klaff’s Promote”) and 80% to the partners (including Klaff). Profits earned on up to $20.0 million of the Company’s contributed capital is not subject to Klaff’s Promote. The Company will also earn market-rate fees for property management, leasing and construction services on behalf of the RCP Venture.

The Company also acquired Klaff’s rights to provide asset management, leasing, disposition, development and construction services for an existing portfolio of retail properties and/or leasehold interests comprised of approximately 10 million square feet of retail space located throughout the United States (the “Klaff Properties”). The acquisition involves only Klaff’s rights associated with operating the Klaff Properties and does not include equity interests in assets owned by Klaff or Lubert-Adler. The Operating Partnership issued $4.0 million of Series B Preferred OP Units to Klaff in consideration of this acquisition.

Other Investments

On March 18, 2004, the Company provided a $3.0 million mezzanine loan to an unrelated joint venture. The loan is for a term of three years with interest of 11% for year one, 10% for year two and prime plus 6% for year three.

Property Redevelopment and Expansion

The Company’s redevelopment program focuses on selecting well-located neighborhood and community shopping centers and creating significant value through re-tenanting and property redevelopment. During the quarter ended March 31, 2004, the following redevelopment projects were ongoing:

Plaza 422 – During 2003, the Company completed phase I after replacing an 83,000 square foot Ames department store with a 104,000 square foot Home Depot. The Company also recaptured another 48,000 square feet of space, for which re-leasing is currently underway.

New Loudon Center – During 2003, the Company installed The Bon Ton Department Store, replacing the majority of space formerly occupied by a former Ames department store. The Company leased the balance of the former Ames space to Marshall’s, an existing tenant at the center, which opened in its expanded 37,000 square feet store during 2004. The Company also installed a new 49,000 square foot Raymour and Flanigan furniture store at this center which opened during April of 2004. This project is now complete and is currently 100% occupied.

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

Additionally, for the year ending December 31, 2004, the Company currently estimates that capital outlays of approximately $5.0 million to $7.5 million will be required for tenant improvements, related renovations and other property improvements.

Back to Contents

Share Repurchase

The Company has an existing share repurchase program that authorizes management, at its discretion, to repurchase up to $20.0 million of the Company’s outstanding Common Shares. Through May 5, 2004, the Company had repurchased 1.9 million Common Shares at a total cost of $10.8 million. The program may be discontinued or extended at any time and there is no assurance that the Company will purchase the full amount authorized. There were no repurchases of securities during the quarter ended March 31, 2004.

SOURCES OF LIQUIDITY

The Company intends on using AKR Fund I and potential subsequent joint venture funds as the primary vehicles for future acquisitions, including investments in the RCP Venture. Sources of capital for funding the Company’s joint venture commitments, other property acquisitions, redevelopment, expansion and re-tenanting, as well as future repurchases of Common Shares are expected to be obtained primarily from cash on hand, additional debt financings, issuance of public equity or debt instruments and possible sales of existing properties. As of March 31, 2004, the Company had a total of approximately $44.1 million of additional capacity with seven lenders, of which the Company is required to draw $12.7 million by December 2004, or forego the ability to draw these funds at any time during the remaining term of the loans. Of the remaining capacity, approximately $3.0 million is subject to additional leasing requirements at the collateral properties, which the Company has not yet satisfied. The Company also had cash and cash equivalents on hand of $13.4 million at March 31, 2004 as well as eleven properties that are currently unencumbered and therefore available as potential collateral for future borrowings. The Company anticipates that cash flow from operating activities will continue to provide adequate capital for all debt service payments, recurring capital expenditures and REIT distribution requirements.

Financing and Debt

At March 31, 2004, mortgage notes payable aggregated $188.2 million and were collateralized by 20 properties and related tenant leases. Interest rates on the Company’s outstanding mortgage indebtedness ranged from 2.5% to 8.1% with maturities that ranged from October 2005 to June 2013. Taking into consideration $86.5 million of notional principal under variable to fixed-rate swap agreements currently in effect, $156.1 million of the portfolio, or 83%, was fixed at a 6.6% weighted average interest rate and $32.1 million, or 17% was floating at a 2.7% weighted average interest rate. There is no debt maturing in 2004 and $8.7 million is scheduled to mature in 2005 at a current weighted average interest rate of 2.9%. The Company currently anticipates refinancing this indebtedness or select other alternatives based on market conditions at that time.

The following summarizes the financing and refinancing transactions since December 31, 2003:

In January and February 2004, the Company entered into four forward starting swap agreements as follows:

Commencement Date	Maturity Date	Notional Value	Rate

4/1/2005	1/1/2011	$37.7 million	4.345%
10/2/2006	10/1/2011	$11.4 million	4.895%
10/2/2006	1/1/2010	$ 4.6 million	4.710%
6/1/2007	3/1/2012	$ 8.4 million	5.140%

These swap agreements have been executed in contemplation of the finalization of the extension and modification of certain mortgage loans currently being negotiated, although there can be no assurance that such extensions will be finalized.

On March 11, 2004, the Company drew down $4.5 million under an existing $20.0 million revolving facility and $4.5 million under an existing $7.4 million revolving facility.

On March 26, 2004, the Company paid down $10.4 million and modified and extended $40.0 million of an existing $50.4 million loan with a bank. The loan, secured by three of the Company’s properties, now matures April 1, 2011 and requires the monthly payment of interest at LIBOR plus 150 basis points and principal amortized over 30 years.

Back to Contents

The following table summarizes the Company’s mortgage indebtedness as of March 31, 2004 and December 31, 2003:

	March 31, 2004	December 31, 2003	Interest Rate at March 31, 2004	Maturity	Properties Encumbered	Payment Terms

Mortgage notes payable – variable-rate
Sun America Life Insurance Company	$9,124	$9,191	2.89% (LIBOR + 1.73%)	10/01/05	(1)	(15)
Fleet National Bank	11,964	12,009	2.85% (LIBOR + 1.75%)	01/01/07	(2)	(15)
Washington Mutual Bank, FA	19,931	20,083	2.98% (LIBOR + 1.85%)	01/01/07	(3)	(15)
Fleet National Bank	4,845	4,865	2.84% (LIBOR + 1.75%)	03/15/07	(4)	(15)
Fleet National Bank	6,237	6,256	2.84% (LIBOR + 1.75%)	05/01/07	(5)	(15)
Fleet National Bank	8,962	8,992	2.84% (LIBOR + 1.75%)	06/01/07	(6)	(15)
Washington Mutual Bank, FA	4,500	___	2.63% (LIBOR + 1.50%)	11/22/07	(7)	(16)
Fleet National Bank	4,500	___	2.59% (LIBOR + 1.50%)	03/01/08	(8)	(17)
Fleet National Bank	8,566	8,598	2.50% (LIBOR + 1.40%)	12/01/08	(9)	(15)
Washington Mutual Bank, FA	40,000	50,686	2.59% (LIBOR + 1.50%)	04/01/11	(10)	(15)

Total variable-rate debt	118,629	120,680

Mortgage notes payable – fixed-rate
Sun America Life Insurance Company	13,384	13,425	6.46%	07/01/07	(11)	(15)
Metropolitan Life Insurance Company	24,013	24,113	8.13%	11/01/10	(12)	(15)
Bank of America, N.A.	16,185	16,226	7.55%	01/01/11	(13)	(15)
RBS Greenwich Capital	16,000	16,000	5.19%	06/01/13	(14)	(18)

Total fixed-rate debt	69,582	69,764

	$188,211	$190,444

Notes:
(1)	Village Apartments	(7)	Elmwood Park Shopping Center; $4,500 is outstanding under this $20,000 revolving facility	(12)	Crescent Plaza East End Centre

(2)	Branch Shopping Center Abington Towne Centre Methuen Shopping Center	(8)	Marketplace of Absecon; $4,500 is outstanding under this $7,400 revolving facility	(13)	GHTApartments/ ColonyApartments

(3)	Walnut Hill Plaza Bloomfield Town Square	(9)	Soundview Marketplace	(14)	239 Greenwich Avenue

(4)	Town Line Plaza	(10)	New Loudon Center Ledgewood Mall Bradford Towne Centre	(15)	Monthly principal and interest.

(5)	Gateway Shopping Center			(16)	Interest only monthly.

(6)	Smithtown Shopping Center	(11)	Merrillville Plaza	(17)	Interest only monthly until fully drawn; monthly principal and interest thereafter.

				(18)	Interest only monthly until 5/05; monthly principal and interest thereafter.

Back to Contents

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

At March 31, 2004, maturities on the Company’s mortgage notes ranged from October 2005 to June 2013. In addition, the Company has non-cancelable ground leases at three of its shopping centers. The Company also leases space for its White Plains corporate office for a term expiring in 2010. The following table summarizes the Company’s debt maturities, excluding scheduled monthly amortization payments, and obligations under non-cancelable operating leases of March 31, 2004:

(amounts in millions)	Payments due by period
Contractual obligation	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years

Future debt maturities	$169.3	$—	$8.7	$78.2	$82.4
Operating lease obligations	22.8	1.0	2.0	2.1	17.7

Total	$192.1	$1.0	$10.7	$80.3	$100.1

OFF BALANCE SHEET ARRANGEMENTS

The Company has two off balance sheet joint ventures for the purpose of investing in operating properties as follows:

The Company owns a 49% interest in two partnerships which own the Crossroads Shopping Center (“Crossroads”). The Company accounts for its investment in Crossroads using the equity method of accounting as it has a non-controlling investment in Crossroads, but exercises significant influence. As such, the Company’s financial statements reflect its share of income from, but not the assets and liabilities of, Crossroads. The Company’s pro rata share of Crossroads mortgage debt as of March 31, 2004 was $16.1 million. Interest on the debt, which matures in October 2007, has been effectively fixed at 7.2% through variable to fixed-rate swap agreements.

Reference is made to the discussion of AKR Fund I under “Uses of Liquidity” in this Item 2 for additional detail related to the Company’s investment in and commitments to AKR Fund I. The Company owns a 22% interest in AKR Fund I for which it also uses the equity method of accounting. The Company’s pro rata share of AKR Fund I fixed-rate mortgage debt as of March 31, 2004 was $21.8 million at a weighted average interest rate of 6.4%. The Company’s pro rata share of AKR Fund I variable-rate mortgage debt as of March 31, 2004 was $1.3 million at an interest rate of 3.1%. Maturities on these loans range from October 2007 to January 2023.

HISTORICAL CASH FLOW

The following discussion of historical cash flow compares the Company’s cash flow for the three months ended March 31, 2004 (“2004”) with the Company’s cash flow for the three months ended March 31, 2003 (“2003”).

Cash and cash equivalents were $13.4 million and $31.3 million at March 31, 2004 and 2003, respectively. The decrease of $17.9 million was a result of the following increases and decreases in cash flows:

	Three months ended March 31,
	2004	2003	Change

Net cash provided by operating activities	$7.0	$4.1	$2.9
Net cash used in investing activities	$(8.8)	$(9.0)	$0.2
Net cash provided by (used in) financing activities	$0.5	$(8.9)	$9.4

The variance in net cash provided by operating activities resulted from a net increase in cash provided by changes in operating assets and liabilities of $2.6 million, primarily prepaid expenses and accounts payable.

The variance in net cash used in investing activities was primarily the result of a $2.5 million payment of an earn-out in 2003 related to a redevelopment project, an additional $5.3 million investment in AKR Fund I in 2003 and $1.6 million in net proceeds from property sales in 2003. These increases were offset by $6.5 million of mezzanine loans made by the Company in 2004.

The increase in net cash provided by (used in) financing activities resulted primarily from $7.9 million of cash provided by the exercise of stock options in 2004 and $2.2 million of additional cash used in 2003 for net repayments of outstanding mortgage debt. These increases were offset by $900,000 of additional cash paid for dividends and distributions on Common OP Units in 2004.

Back to Contents

INFLATION

The Company’s long-term leases contain provisions designed to mitigate the adverse impact of inflation on the Company’s net income. Such provisions include clauses enabling the Company to receive percentage rents based on tenants’ gross sales, which generally increase as prices rise, and/or, in certain cases, escalation clauses, which generally increase rental rates during the terms of the leases. Such escalation clauses are often related to increases in the consumer price index or similar inflation indexes. In addition, many of the Company’s leases are for terms of less than ten years, which permits the Company to seek to increase rents upon re-rental at market rates if rents are below the then existing market rates. Most of the Company’s leases require the tenants to pay their share of operating expenses, including CAM, real estate taxes, insurance and utilities, thereby reducing the Company’s exposure to increases in costs and operating expenses resulting from inflation.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk exposure is to changes in interest rates related to the Company’s mortgage debt. See the discussion under Item 2. for certain quantitative details related to the Company’s mortgage debt.

Currently, the Company manages its exposure to fluctuations in interest rates primarily through the use of fixed-rate debt, interest rate swap agreements and LIBOR caps. The Company is a party to current and forward-starting interest rate swap transactions to hedge the Company’s exposure to changes in LIBOR with respect to $86.5 and $62.2 million of notional principal, respectively. The Company also has two interest rate swaps hedging the Company’s exposure to changes in interest rates with respect to $16.1 million of LIBOR based variable-rate debt related to its investment in Crossroads.

The following table sets forth information as of March 31, 2004 concerning the Company’s long-term debt obligations, including principal cash flows by scheduled maturity and weighted average interest rates of maturing amounts (amounts in millions):

Consolidated mortgage debt:

Year	Scheduled amortization	Maturities	Total	Weighted average interest rate

2004	$2.4	$—	$2.4	n/a
2005	3.4	8.7	12.1	2.9%
2006	3.4	—	3.4	n/a
2007	2.3	65.7	68.0	3.6%
2008	2.1	12.5	14.6	2.5%
Thereafter	5.3	82.4	87.7	5.3%

	$18.9	$169.3	$188.2

Mortgage debt in unconsolidated partnerships (at Company’s pro rata share):

Year	Scheduled amortization	Maturities	Total	Weighted average interest rate

2004- 2006	$3.2	$—	$3.2	n/a
2007	1.2	16.0	17.2	6.9%
2008	1.0	6.7	7.7	4.7%
Thereafter	3.7	7.4	11.1	7.1%

	$9.1	$30.1	$39.2

Of the Company’s total outstanding debt, $8.7 million will become due at maturity in 2005. As the Company intends on refinancing some or all of such debt at the then-existing market interest rates which may be greater than the current interest rate, the Company’s interest expense would increase by approximately $87,000 annually if the interest rate on the refinanced debt increased by 100 basis points. Furthermore, interest expense on the Company’s variable debt as of March 31, 2004 would increase by $321,000 annually for a 100 basis point increase in interest rates. The Company may seek additional variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, the Company would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.

Back to Contents

Item 4. Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

(b)   Internal Control over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.     Other Information

Item 1.     Legal Proceedings

There have been no material legal proceedings beyond those previously disclosed in the Company’s filed Annual Report on Form 10-K for the year ended December 31, 2003.

Item 2.     Changes in Securities

In March 2004, Ross Dworman, a former trustee, exercised all of his outstanding share options of one million shares at $7.50 per share.

Item 3.     Defaults Upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

On May 6, 2004, the Company held its annual meeting of shareholders. The shareholders voted, in person or by proxy for the following proposals. The results of the voting are shown below:

Proposal 1 -

Election of Trustees:

	Votes Cast For	Votes Withheld
Kenneth F. Bernstein	24,468,560	20,238
Douglas Crocker II	24,472,290	16,508
Alan S. Forman	24,463,562	25,236
Suzanne M. Hopgood	24,471,690	17,108
Lorrence T. Kellar	23,603,338	885,460
Wendy Luscombe	24,471,690	17,108
Lee S. Wielansky	23,521,226	967,572

Proposal 2 -

The ratification of the appointment of Ernst & Young, LLP as independent auditors for the Company for the fiscal year ending December 31, 2004:

Votes Cast For	Votes Against	Abstain
23,443,532	1,043,025	2,241

Item 5.     Other Information

None

Back to Contents

Item 6.     Exhibits and Reports on Form 8-K

(a) Exhibits

No.	Description
31.1	Certification of Chief Executive Officer pursuant to rule 13a–14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to rule 13a–14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(b) Reports on Form 8-K

The following Form 8-K was filed, or furnished as noted in the applicable Form 8-K, for the quarter ended March 31, 2004:

1)	Form 8-K filed January 28, 2004 (earliest event January 28, 2004), reporting in Item 5 a press release announcing the formation of a joint venture with Klaff Realty, L.P. ("Klaff") and Klaff's long time capital partner Lubert-Adler Management, Inc.
2)	Form 8-K filed February 17, 2004 (earliest event February 17, 2004), reporting in Items 7,9 and 12, a press release announcing the consolidated financial results for the quarter ended March 31, 2004 and certain supplemental information concerning the ownership, operations and portfolio of the Registrant as of March 31, 2004 as made available as exhibits to the filing.
3)	Form 8-K filed March 15, 2004 (earliest event March 15, 2004), reporting in Items 7 and 12, a press release announcing an upward revision in its earnings from that previously reported in its press release of February 17, 2004 with respect to its consolidated financial results for the quarter and year ended December 31, 2003.
4)	Form 8-K filed March 18, 2004 (earliest event March 18, 2004), reporting in Item 5, a press release announcing the continuation of its corporate governance initiatives including three trustees not standing for reelection and the resignation of Ross Dworman as trustee.
5)	Form 8-K filed March 22, 2004 (earliest event March 22, 2004), reporting in Items 5 and 7, a press release announcing the secondary public offering by certain of its shareholders of 5.0 million common shares of beneficial interest of the Registrant under registration statements previously declared effective by the Securities and Exchange Commission.
6)	Form 8-K filed March 26, 2004 (earliest event March 26, 2004), reporting in Items 5 and 7, a press release announcing the Company entered into an Underwriting Agreement, dated as of March 25, 2004 (the "Underwriting Agreement"), with Citigroup Global Markets Inc. , Yale University, The Yale University Retirement Plan for Staff Employees and Ross Dworman.
7)	Form 8-K filed March 31, 2004 (earliest event March 31, 2004), reporting in Items 5 and 7, a press release announcing the closing of the previously announced secondary public offering by certain of its shareholders of 5.8 million Common Shares including 750,000 Common Shares purchased pursuant to the full exercise by the underwriters of their over-allotment option.

Back to Contents

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACADIA REALTY TRUST

May 7, 2004	/s/ Kenneth F. Bernstein
Kenneth F. Bernstein
President and Chief Executive Officer
(Principal Executive Officer)
May 7, 2004	/s/ Michael Nelsen
Michael Nelsen
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)