Form 10-Q
period 2004-06-30
ACADIA REALTY TRUST
filed 2004-08-06
CIK 899629

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

                                       [X]

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

                                       OR

                                       [ ]


            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission File Number 1-12002


                               ACADIA REALTY TRUST
                    -----------------------------------------
                    (Exact name of registrant in its charter)


             MARYLAND                                       23-2715194
 --------------------------------                       -------------------
 (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                        Identification No.)


            1311 MAMARONECK AVENUE, SUITE 260, WHITE PLAINS, NY 10605
            ---------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (914) 288-8100
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

                             YES  [X]     NO [ ]

As of August 5, 2004, there were 29,262,642 common shares of beneficial interest, par value $.001 per share, outstanding.

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                                    FORM 10-Q
                                      INDEX

                                                                                                                      Page
PART I:     FINANCIAL INFORMATION
 Item 1.    Financial Statements (unaudited)
            Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003                                       3
            Consolidated Statements of Income for the three and six months ended June 30, 2004 and 2003                 4
            Consolidated Statements of Cash Flows for the six months ended June 30, 2004 and 2003                       5
            Notes to Consolidated Financial Statements                                                                  6
 Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations                       18
 Item 3.    Quantitative and Qualitative Disclosure of Market Risk                                                      26
 Item 4.    Controls and Procedures                                                                                     27
PART II:    OTHER INFORMATION
 Item 2.    Changes in Securities                                                                                       27
 Item 4.    Submission of Matters to a Vote of Security Holders                                                         27
 Item 6.    Exhibits                                                                                                    28
            Signatures                                                                                                  29




PART I.      FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


                      ACADIA REALTY TRUST AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)



                                                           JUNE 30,
                                                             2004           DECEMBER 31,
                                                          (UNAUDITED)           2003
                                                        --------------    ---------------
ASSETS
Real estate:
Land                                                    $       54,890    $        54,890
Buildings and improvements                                     370,951            366,879
Construction in progress                                         4,895              5,859
                                                        --------------    ---------------
                                                               430,736            427,628
Less: accumulated depreciation                                (107,742)          (101,090)
                                                        --------------    ---------------
Net real estate                                                322,994            326,538
Cash and cash equivalents                                       32,352             14,663
Cash in escrow                                                   3,745              3,342
Investments in and advances to unconsolidated
partnerships                                                    20,958             13,630
Investment in management contracts                               3,577                 --
Rents receivable, net                                           10,985             10,394
Notes receivable                                                10,043              3,586
Prepaid expenses                                                 1,745              3,127
Deferred charges, net                                           13,137             11,173
Interest rate swap receivable                                    1,055                 --
Other assets                                                     2,285              1,731
                                                        --------------    ---------------
                                                        $      422,876    $       388,184
                                                        ==============    ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgage notes payable                                  $      214,738    $       190,444
Accounts payable and accrued expenses                            5,553              5,804
Dividends and distributions payable                              4,866              4,619
Due to related parties                                              52                 48
Interest rate swap payable                                       2,129              4,044
Other liabilities                                                2,924              3,806
                                                        --------------    ---------------
Total liabilities                                              230,262            208,765
                                                        --------------    ---------------
Minority interest in Operating Partnership                       7,401              7,875
Minority interests in majority-owned partnerships                1,774              1,810
                                                        --------------    ---------------
Total minority interests                                         9,175              9,685
                                                        --------------    ---------------
Shareholders' equity:
Common shares                                                       29                 27
Additional paid-in capital                                     188,295            177,891
Accumulated other comprehensive loss                            (2,206)            (5,505)
Deficit                                                         (2,679)            (2,679)
                                                        --------------    ---------------
Total shareholders' equity                                     183,439            169,734
                                                        --------------    ---------------
                                                        $      422,876    $       388,184
                                                        ==============    ===============


                             See accompanying notes

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (unaudited)
                    (in thousands, except per share amounts)


                                        THREE MONTHS ENDED        SIX MONTHS ENDED
                                             JUNE 30,                 JUNE 30,
                                          2004        2003        2004         2003
                                          ----        ----        ----         ----
Revenues
    Minimum rents                       $  13,079   $  12,618   $  26,180    $  24,715
    Percentage rents                          203          95         422          389
    Expense reimbursements                  3,129       2,896       6,803        6,613
    Other property income                     200         147         328          298
    Management fee income                   1,007         545       1,552          943
    Interest income                           485         164         600          414
    Other                                      40          --         196        1,218
                                        ---------   ---------   ---------    ---------
    Total revenues                         18,143      16,465      36,081       34,590
                                        ---------   ---------   ---------    ---------
Operating Expenses
    Property operating                      3,527       3,389       7,544        7,743
    Real estate taxes                       2,117       1,812       4,439        4,009
    General and administrative              2,422       2,449       4,911        5,145
    Depreciation and amortization           4,121       3,888       7,977        7,489
                                        ---------   ---------   ---------    ---------
    Total operating expenses               12,187      11,538      24,871       24,386
                                        ---------   ---------   ---------    ---------
Operating income                            5,956       4,927      11,210       10,204
Equity in earnings of unconsolidated
 partnerships                                 506         595       1,050        1,148
Gain on sale of land                          508          --         508        1,212
Interest expense                           (2,761)     (2,805)     (5,506)      (5,531)
Minority interest                            (445)       (274)       (648)      (1,127)
                                        ---------   ---------   ---------    ---------
Net income                              $   3,764   $   2,443   $   6,614    $   5,906
                                        =========   =========   =========    =========

Earnings per share
    Basic earnings per share            $    0.13   $    0.09   $    0.23    $    0.23
                                        =========   =========   =========    =========
    Diluted earnings per share          $    0.13   $    0.09   $    0.23    $    0.22
                                        =========   =========   =========    =========



                             See accompanying notes

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                 (in thousands)



                                                                JUNE 30,          JUNE 30,
                                                                  2004              2003
                                                                        (unaudited)
                                                              -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                    $       6,614      $      5,906
Adjustments to reconcile net income to net cash provided by
   operating activities:
Depreciation and amortization                                         7,977             7,489
Gain on sale of land                                                   (508)           (1,212)
Minority interests                                                      648             1,127
Equity in earnings of unconsolidated partnerships                    (1,050)           (1,148)
Provision for bad debts                                                 409               367
Changes in assets and liabilities:
Funding of escrows, net                                                (403)             (789)
Rents receivable                                                     (1,000)           (1,077)
Prepaid expenses                                                      1,382               853
Other assets                                                           (686)             (526)
Accounts payable and accrued expenses                                   293              (785)
Due to related parties                                                    4              (125)
Other liabilities                                                      (882)             (392)
                                                              -------------      ------------
Net cash provided by operating activities                            12,798             9,688
                                                              -------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for real estate and improvements                        (3,083)           (4,304)
Payment of accrued expense related to redevelopment project              --            (2,488)
Investment in and advances to unconsolidated
 partnerships                                                        (6,687)           (5,855)
Distributions from unconsolidated partnerships                          962               574
Collections of notes receivable                                       3,585             3,232
Payment of deferred leasing costs                                    (1,304)              (63)
Advances of notes receivable                                        (10,066)               --
Proceeds from sale of land                                              508                --
                                                              -------------      ------------
Net cash used in investing activities                               (16,085)           (8,904)
                                                              -------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on mortgages                                     (11,957)          (23,671)
Proceeds received on mortgage notes                                  36,251            21,000
Payment of deferred financing and other costs                        (1,436)             (226)
Dividends paid                                                       (9,090)           (6,971)
Distributions to minority interests in Operating Partnership           (271)             (850)
Distributions on preferred Operating Partnership Units                 (108)             (100)
Distributions to minority interests in majority-owned
  partnerships                                                         (338)             (940)
Common Shares issued under Employee Stock Purchase Plan                  41                --
Settlement of options to purchase Common Shares                         (66)               --
Exercise of options to purchase Common Shares                         7,950                --
                                                              -------------      ------------
Net cash provided by (used in) financing activities                  20,976           (11,758)
                                                              -------------      ------------
Increase (decrease) in cash and cash equivalents                     17,689           (10,974)
Cash and cash equivalents, beginning of period                       14,663            45,168
                                                              -------------      ------------
Cash and cash equivalents, end of period                      $      32,352      $     34,194
                                                              =============      ============
Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amounts
  capitalized of $167 and $262, respectively                  $       5,454      $      5,466
                                                              =============      ============
Supplemental disclosure of non-cash investing and financing
  activities:

Acquisition of contract rights through issuance of
  preferred Operating Partnership Units                       $       4,000      $         --
                                                              =============      ============



                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                    (in thousands, except per share amounts)



1.   THE COMPANY

Acadia Realty Trust (the "Company") is a fully integrated and self-managed real estate investment trust ("REIT") focused primarily on the ownership, acquisition, redevelopment and management of neighborhood and community shopping centers.

All of the Company's assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership (the "Operating Partnership" or "OP") and its majority-owned partnerships. As of June 30, 2004, the Company controlled 98% of the Operating Partnership as the sole general partner.

The Company currently operates 67 properties, which it owns or has an ownership interest in, consisting of 65 neighborhood and community shopping centers and two multi-family properties, principally located in the Northeast, Mid-Atlantic and Midwest regions of the United States.

2.   BASIS OF PRESENTATION

The consolidated financial statements include the consolidated accounts of the Company and its majority-owned partnerships, including the Operating Partnership, and have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Non-controlling investments in partnerships are accounted for under the equity method of accounting as the Company exercises significant influence. The information furnished in the accompanying consolidated financial statements reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the aforementioned consolidated financial statements for the interim periods.

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information refer to the consolidated financial statements and accompanying footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

3.   INVESTMENTS AND LAND SALE

On April 8, 2004, the Company provided a $3,600 mezzanine loan to an unaffiliated party. The loan carried interest at the rate of 15%. The loan was paid in full on June 23, 2004, which resulted in an additional 10% interest pre-payment penalty over the period the loan was outstanding.

The Company provided a $3,150 loan to an unaffiliated joint venture partner which used the proceeds in connection with the purchase of the Tarrytown Centre. The loan matures on May 12, 2005, and bears interest at the prime rate.

In connection with the prior year sale of a contract to purchase land in Bethel, Connecticut, to the Target Corporation, the Company received additional sales proceeds of $508 which were being held in escrow pending the completion of certain sitework by the buyer. Of these proceeds, $254 were distributed to the Company's joint venture partner in the sale and are a component of minority interest in the accompanying consolidated financial statements.

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

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)

4.   EARNINGS PER COMMON SHARE (CONTINUED)


                                                                THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                     JUNE 30,                          JUNE 30,
                                                               2004            2003             2004             2003
                                                               ----            ----             ----             ----
NUMERATOR:
Income from continuing operations - basic and
  diluted                                                   $   3,764       $   2,443        $   6,614       $    5,906
                                                            =========       =========        =========       ==========

DENOMINATOR:
Weighted average shares - basic earnings per share             29,128          26,387           28,407           25,885
Effect of dilutive securities:
Employee stock options                                            541             494              748              378
                                                            ---------       ---------        ---------       ----------
Denominator for diluted earnings per share                     29,669          26,881           29,155           26,263
                                                            =========       =========        =========       ==========
Basic earnings per share from continuing
 operations                                                 $    0.13       $    0.09        $    0.23       $     0.23
                                                            =========       =========        =========       ==========
Diluted earnings per share from continuing
 operations                                                 $    0.13       $    0.09        $    0.23       $     0.22
                                                            =========       =========        =========       ==========


The effect of the conversion of common units in the Operating Partnership ("Common OP Units") is not reflected in the above table as they are exchangeable for Common Shares on a one-for-one basis. The income allocable to such units is allocated on this same basis and reflected as minority interest in the accompanying consolidated financial statements. As such, the assumed conversion of these units would have no net impact on the determination of diluted earnings per share. The effect of the conversion of Series A and B Preferred OP Units ("Preferred OP Units") is not reflected in the above table as such conversion would be anti-dilutive.

5.   STOCK-BASED COMPENSATION

Effective January 1, 2002, the Company adopted the fair value method of recording stock-based compensation contained in SFAS No. 123, "Accounting for Stock-Based Compensation". As such, stock based compensation awards granted after December 31, 2001 have been expensed over the vesting period based on the fair value at the date the stock-based compensation was granted. Prior to January 1, 2002, the Company had applied the intrinsic value method as defined in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations, in accounting for stock-based compensation plans. The Company elected the prospective method whereby compensation expense is recognized only for those options granted, modified or settled on or after January 1, 2002.

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


                                                        THREE MONTHS                SIX MONTHS
                                                     ENDED JUNE 30, 2003       ENDED JUNE 30, 2003
                                                     -------------------       -------------------
                Net income:
                As reported                           $           2,443         $           5,906
                                                      =================         =================
                Pro forma                             $           2,434         $           5,888
                                                      =================         =================
                Basic earnings per share
                As reported                           $            0.09         $            0.23
                                                      =================         =================
                Pro forma                             $            0.09         $            0.23
                                                      =================         =================
                Diluted earnings per share
                As reported                           $            0.09         $            0.23
                                                      =================         =================
                Pro forma                             $            0.09         $            0.23
                                                      =================         =================


                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)


6.   COMPREHENSIVE INCOME

The following table sets forth comprehensive income for the three months and six months ended June 30, 2004 and 2003:


                                             THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                 2004          2003             2004            2003
                                            -------------  ------------    -------------  --------------
       Net income                             $    3,764    $    2,443      $     6,614     $     5,906
       Other comprehensive income (loss) (1)       4,850        (1,250)           3,299          (1,287)
                                              ----------    ----------      -----------     -----------
       Comprehensive income                   $    8,614    $    1,193      $     9,913     $     4,619
                                              ==========    ==========      ===========     ===========


Notes:
(1) Relates to the changes in the fair value of derivative instruments accounted for as cash flow hedges.


The following table sets forth the change in accumulated other comprehensive loss for the six months ended June 30, 2004:


         Balance at December 31, 2003                       $ 5,505
         Unrealized gain on valuation of swap agreements     (3,299)
                                                            -------
         Balance at June 30, 2004                           $ 2,206
                                                            =======

As of June 30, 2004, the balance in accumulated other comprehensive loss was comprised of net unrealized losses on the valuation of swap agreements.


7.   SHAREHOLDERS' EQUITY AND MINORITY INTERESTS

The following table summarizes the change in the shareholders' equity and minority interests since December 31, 2003:



                                                                               MINORITY         MINORITY
                                                                              INTEREST IN      INTEREST IN
                                                            SHAREHOLDERS'      OPERATING      MAJORITY-OWNED
                                                               EQUITY       PARTNERSHIP (1)    PARTNERSHIPS
                                                          ---------------- ----------------  ----------------
Balance at December 31, 2003                                 $    169,734     $      7,875     $      1,810
Conversion of 628,371 Common OP Units into
 Common Shares by minority interests                                4,680           (4,680)              --
Issuance of Series B Preferred OP Units                                --            4,000               --
Dividends and distributions declared of $0.32 per Common
 Share and Common OP Unit                                          (9,385)            (171)              --
Cash flow distribution                                                 --               --             ( 84)
Net income for the period January 1 through June 30, 2004           6,614              187               48
Other comprehensive income - Unrealized gain on valuation
 of swap agreements                                                 3,299              190               --
Employee stock-based compensation                                     613               --               --
Settlement of options to purchase Common Shares                       (66)              --               --
Exercise of options to purchase Common Shares                       7,950               --               --
                                                             ------------     ------------     ------------
Balance at June 30, 2004                                     $    183,439     $      7,401     $      1,774
                                                             ============     ============     ============


Notes:
(1) Net income attributable to minority interest in the Operating Partnership and distributions do not include a distribution on Series A and Series B Preferred OP Units totaling $160.

Minority interest in the Operating Partnership represent (i) the limited partners' interest of 510,646 and 1,326,238 Common OP Units at June 30, 2004 and 2003, respectively, (ii) 1,580 and 2,212 Series A Preferred OP Units at June 30, 2004 and 2003, respectively, with a nominal value of $1,000 per unit, which are entitled to a preferred quarterly distribution of $22.50 per unit (9% annually) and (iii) 4,000 Series B Preferred OP Units at June 30, 2004 with a nominal value of $1,000 per unit, which are entitled to a preferred quarterly distribution of $13.00 per unit (5.2% annually) . Minority interests in majority-owned partnerships represent third-party interests in four partnerships in which the Company has a majority ownership position.

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)


7.   SHAREHOLDERS' EQUITY AND MINORITY INTERESTS (CONTINUED)

Certain limited partners converted 628,371 Common OP Units into Common Shares on a one-for-one basis during the six months ended June 30, 2004.

In January 2004, the Company issued $4,000 (4,000 Series B Preferred OP Units with a stated value of $1,000 each) of Series B Preferred OP Units in consideration for the acquisition of certain management contract rights. The Series B Preferred OP Units are entitled to a preferred quarterly distribution of $13.00 per unit (5.2% annually). The Company's Board of Trustees approved a waiver on February 24, 2004, which allows the holder to redeem 1,500 Series B Preferred OP Units at any time for cash. As of June 30, 2004, none of these units have been redeemed.

In March 2004, 1,000,000 share options were exercised by Ross Dworman, a former trustee.

During the six months ended June 30, 2004 certain employees of the Company exercised 79,000 share options at prices ranging from $4.89 to $6.00 per share.

During March 2004, the Company completed a secondary public offering ("Offering") by certain of its shareholders of 5.8 million Common Shares. Yale University and its affiliates ("Yale") sold 4.2 million Common Shares and Mr. Dworman sold 1.6 million Common Shares. Following the Offering, Yale and Mr. Dworman beneficially owned approximately 4.6 million and 2,300 Common Shares, respectively. The Company did not sell any Common Shares in the Offering and did not receive any proceeds from the Offering. The Company did not bear any costs associated with the Offering.

In May 2004, the Board of Trustees approved a resolution permitting one of its institutional shareholders, which currently owns approximately 2% of the Company's outstanding Common Shares, to acquire additional shares through open market purchases. This waiver of the Company's share ownership limitation will permit this shareholder to acquire up to an additional 3% of the Company's shares through December 31, 2004, or an aggregate of up to 5% of the Company's Common Shares.


8.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

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


                                       JUNE 30,         DECEMBER 31,
                                         2004               2003
                                  ----------------   -----------------
Balance Sheets
Assets:
 Rental property, net                $      7,170      $       7,402
 Other assets                               3,913              3,710
                                     ------------      -------------
Total assets                         $     11,083      $      11,112
                                     ============      =============

Liabilities and partners' deficit
 Mortgage note payable               $     32,632      $      32,961
 Other liabilities                          3,620              4,696
 Partners' deficit                        (25,169)           (26,545)
                                     ------------      -------------
Total liabilities and partners'
  deficit                            $     11,083      $      11,112
                                     ============      =============
Company's investment in Crossroads   $      4,114      $       3,665
                                     ============      =============

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)

8.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS (CONTINUED)


                                                                  THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                        JUNE 30,                     JUNE 30,
                                                               2004            2003          2004            2003
                                                               ----            ----          ----            ----
Statements of Income
Total revenue                                              $     1,951     $    2,077      $    3,976     $     4,096
Operating and other expenses                                       582            578           1,189           1,201
Interest expense                                                   589            685           1,263           1,278
Depreciation and amortization                                      153            145             302             284
                                                           -----------     ----------      ----------     -----------
Net income                                                 $       627     $      669      $    1,222     $     1,333
                                                           ===========     ==========      ==========     ===========
Company's share of net income                              $       295     $      359      $      611     $       676
Amortization of excess investment (see below)                       98             98             196             196
                                                           -----------     ----------      ----------     -----------
Income from Crossroads                                     $       197     $      261      $      415     $       480
                                                           ===========     ==========      ==========     ===========


The unamortized excess of the Company's investment over its share of the net equity in Crossroads at the date of acquisition was $19,580. The portion of this excess attributable to buildings and improvements is being amortized over the life of the related property.


ACADIA STRATEGIC OPPORTUNITY FUND, LP ("FUND I")

In 2001, the Company formed a joint venture, Fund I, with four of its institutional investors for the purpose of acquiring real estate assets. The Company is the sole general partner with a 22% interest in the joint venture and is also entitled to a profit participation in excess of its invested capital based on certain investment return thresholds. The Company also earns market-rate fees for asset management as well as for property management, construction and leasing services. Decisions made by the general partner as it relates to purchasing, financing, and disposition of properties are subject to the unanimous disapproval of the Advisory Committee of Fund I, which is comprised of representatives from each of the four institutional investors.

As of June 30, 2004, Fund I owns or has an ownership interest in nine shopping centers and twenty-five anchor-only supermarket leases comprising 2.6 million square feet.

In March 2004, Fund I and an unaffiliated partner purchased a first mortgage loan from a life insurance company, secured by a 235,000 square foot shopping center in Aiken, South Carolina. The $9,600 loan, which was in default, was purchased for $5,500. Fund I and its partner subsequently obtained fee title to this center in April 2004. Related to this transaction, the Company provided a $3,150 loan to Fund I which is included in investments in and advances to unconsolidated partnerships in the accompanying consolidated financial statements.

In May 2004, Fund I and an unaffiliated partner, each with a 50% interest, acquired a 35,000 square foot shopping center in Tarrytown, New York, for $5,300. Related to this acquisition, the Company loaned $2,000 to Fund I, which is included in Investments in and advances to unconsolidated partnerships in the accompanying consolidated financial statements.

In May 2004, Fund I acquired a 50% interest in Haygood Shopping Center and Sterling Heights Shopping Center for an aggregate investment of $3,200. These assets are part of the portfolio that the Company currently manages as a result of its January 2004 acquisition of certain management contracts. The Haygood Shopping Center is a 165,000 square foot shopping center located in Virginia Beach, Virginia. The Sterling Heights Shopping Center is a 141,000 square foot shopping center located in Sterling Heights, Michigan.

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)

8.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS (CONTINUED)

The Company accounts for its investment in Fund I using the equity method. Summary financial information of Fund I and the Company's investment in and share of income from Fund I follows:

                                                JUNE 30,          DECEMBER 31,
                                                  2004               2003
                                             --------------     --------------
Balance Sheets
Assets:
 Rental property, net                        $      173,310     $      173,507
 Investments in unconsolidated partnerships           6,432                 --
 Other assets                                         6,500              4,763
                                             --------------     --------------
Total assets                                 $      186,242     $      178,270
                                             ==============     ==============

Liabilities and partners' equity
 Mortgage notes payable                      $      114,990     $      120,609
 Other liabilities                                   17,240             11,731
 Partners' equity                                    54,012             45,930
                                             --------------     --------------
Total liabilities and partners' equity       $      186,242     $      178,270
                                             ==============     ==============
Company's investment in Fund I               $       11,694     $        9,965
                                             ==============     ==============


                                                             THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                  JUNE 30,                        JUNE 30,
                                                           2004           2003            2004             2003
                                                           ----           ----            ----             ----
Statements of Operations
Total revenue                                            $   6,664     $   6,502       $   13,260        $  12,121
Operating and other expenses                                 1,379         1,112            2,698            2,258
Management and other fees                                      516           602            1,032            1,045
Interest expense                                             1,663         1,674            3,269            2,981
Depreciation and amortization                                2,173         2,135            4,300            3,796
Minority interest                                               45            13               87               82
Equity in earnings of unconsolidated partnerships               84            --               84               --
                                                         ---------     ---------       ----------        ---------
Net income                                               $     804     $     966       $    1,790        $   1,959
                                                         =========     =========       ==========        =========
Company's share of net income (1)                        $     309     $     334       $      635        $     668
                                                         =========     =========       ==========        =========



Notes:
(1) The Company's pro-rata share of net income is before interest expense on advances to Fund I, management and other fees as these amounts are paid to the Company.

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)

9.   DERIVATIVE FINANCIAL INSTRUMENTS

The following table summarizes the notional values and fair values of the Company's derivative financial instruments as of June 30, 2004. The notional value does not represent exposure to credit, interest rate or market risks.


                                              NOTIONAL       INTEREST    COMMENCEMENT      MATURITY
HEDGE TYPE                                      VALUE          RATE          DATE            DATE          FAIR VALUE
-----------------------------------------  ---------------  -----------  --------------  --------------  ---------------
LIBOR Swap (1)                               $     11,974       5.94%             (3)        6/16/07     $       (838)
LIBOR Swap (1)                                      5,000       6.48%             (3)        6/16/07             (427)
                                                                                                         ------------
  Interest rate swap payable related to
      unconsolidated partnerships                                                                        $     (1,265)
                                                                                                         ============

LIBOR Swap                                         30,000       4.80%             (3)         4/1/05     $       (601)
LIBOR Swap                                         20,000       4.53%             (3)        10/1/06             (624)
LIBOR Swap                                          8,931       4.47%             (3)         6/1/07             (256)
LIBOR Swap                                         15,499       4.32%             (3)         1/1/07             (399)
LIBOR Swap                                         11,989       4.11%             (3)         1/1/07             (249)
                                                                                                         ------------
  Interest rate swap payable                                                                             $     (2,129)
                                                                                                         ============

LIBOR Swap (2)                                     37,667       4.35%         4/1/05          1/1/11     $        685
LIBOR Swap (2)                                     11,410       4.90%        10/2/06         10/1/11              203
LIBOR Swap (2)                                      4,640       4.71%        10/2/06          1/1/10               53
LIBOR Swap (2)                                      8,434       5.14%         6/1/07          3/1/12              114
                                                                                                         ------------
  Interest rate swap receivable                                                                          $      1,055
                                                                                                         ============


Notes:
(1) Relates to the Company's investments in Crossroads. These swaps effectively fix the interest rate on the Company's pro rata share of mortgage debt. The fair values of these instruments are reflected as components of the Company's investment in Crossroads in the accompanying consolidated financial statements.
(2) Forward starting swap agreements. The fair values of these instruments are separately reflected in the accompanying consolidated financial statements.
(3) These agreements are currently in effect.


10.  MORTGAGE LOANS

During the second quarter of 2004, the Company drew down an additional $8,000 under an existing $20,000 revolving facility and an additional $2,500 under an existing $7,400 revolving facility. As of June 30, 2004, $12,500 and $7,000 were outstanding under these facilities, respectively. The balances on these revolving facilities were paid in full on July 1, 2004.

On June 30, 2004, the Company closed on a $45,900 cross collateralized revolving facility, which is collateralized by five of the Company's properties. The existing combined outstanding debt of $23,000 was modified to allow the Company to borrow an additional $22,900. The facility matures in 2012 and bears interest at LIBOR plus 105 basis points through December 31, 2004 and LIBOR plus 140 basis points thereafter. The Company drew down $16,750 under this facility on June 30, 2004, resulting in a total outstanding balance of $39,750. On July 1, 2004, proceeds from the additional borrowings were used to pay down the two revolving facilities mentioned above.

On June 30, 2004, the Company closed on a $12,100 revolving facility secured by one of its properties. The existing outstanding debt of $8,900 was modified to allow the Company to borrow an additional $3,200. The facility matures in 2012 and bears interest at LIBOR plus 105 basis points through December 31, 2004 and LIBOR plus 145 basis points thereafter.

On April 19, 2004, a $1,400 letter of credit was placed with a lender in the Company's name. This letter of credit was necessary to maintain coverage ratios following the rejection of a tenant's lease at a Fund I property.

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)


11.  RELATED PARTY TRANSACTIONS

The Company managed one property in which a shareholder of the Company had an ownership interest for which the Company earned a management fee of 3% of tenant collections. Management fees earned by the Company under this contract aggregated $56 and $127 for the three months and six months ended June 30, 2004, respectively, and $61 and $115 for the three and six months ended June 30, 2003, respectively. In addition, the Company also earned leasing commissions of $41 and $83 related to this property for the three and six months ended June 30, 2004. The property was sold July 12, 2004, and the management contract was terminated.

The Company also earns certain management and service fees in connection with its investment in Fund I (Note 8) and Fund II (Note 14). Such fees earned by the Company aggregated $611 and $1,011 for the three and six months ended June 30, 2004, respectively, and $484 and $828 for the three and six months ended June 30, 2003, respectively.

The Company also earns fees in connection with its rights to provide asset management, leasing, disposition, development and construction services for an existing portfolio of retail properties and/or leasehold interests owned by a third party. Net fees earned by the Company in connection with this portfolio were $299 and $331 for the three and six months ended June 30, 2004, respectively.


12.  DIVIDENDS AND DISTRIBUTIONS PAYABLE

On May 6, 2004, the Board of Trustees of the Company approved and declared a cash quarterly dividend for the quarter ended June 30, 2004 of $0.16 per Common Share and Common OP Unit. The dividend was paid on July 15, 2004 to shareholders of record as of June 30, 2004. The Company also paid a distribution of $22.50 per Series A Preferred OP Unit and $13.00 per Series B Preferred OP Unit on July 15, 2004.

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)

13.  SEGMENT REPORTING

The Company has two reportable segments: retail properties and multi-family properties. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates property performance primarily based on net operating income before depreciation, amortization and certain nonrecurring items. The reportable segments are managed separately due to the differing nature of the leases and property operations associated with the retail versus residential tenants. The following tables set forth certain segment information for the Company as of and for the three and six months ended June 30, 2004 and 2003 (does not include unconsolidated partnerships):


                                               SIX MONTHS ENDED JUNE 30, 2004
                                               ------------------------------


                                                                             RETAIL     MULTI-FAMILY       ALL
                                                                           PROPERTIES    PROPERTIES       OTHER         TOTAL
                                                                          -----------  -------------   -----------   ----------
Revenues                                                                  $   29,879    $     3,854    $     2,348   $   36,081
Property operating expenses and real estate taxes                               9,95          2,025             --       11,983
                                                                          ----------    -----------    -----------   ----------
Net property income before depreciation and amortization                  $   19,921    $     1,829    $     2,348   $   24,098
                                                                          ==========    ===========    ===========   ==========
Depreciation and amortization                                             $    7,121    $       700    $       156   $    7,977
                                                                          ==========    ===========    ===========   ==========
Interest expense                                                          $    4,757    $       749    $        --   $    5,506
                                                                          ==========    ===========    ===========   ==========
Real estate at cost                                                       $  390,636    $    40,100    $        --   $  430,736
                                                                          ==========    ===========    ===========   ==========
Total assets                                                              $  365,225    $    36,693    $    20,958   $  422,876
                                                                          ==========    ===========    ===========   ==========
Gross leasable area (multi-family - 1,474 units)                                5,14          1,207             --        6,352
                                                                          ==========    ===========    ===========   ==========
Expenditures for real estate and improvements                             $    2,757    $       326    $        --   $    3,083
                                                                          ==========    ===========    ===========   ==========
Revenues
Total revenues for reportable segments                                    $   36,846
Elimination of intersegment management fee income                               (615)
Elimination of intersegment asset management fee income                         (150)
                                                                          ----------
Total consolidated revenues                                               $   36,081
                                                                          ==========
Property operating expenses and real estate taxes
Total property operating expenses and real estate taxes
 for reportable segments                                                  $   12,519
Elimination of intersegment management fee expenses                             (536)
                                                                          ----------
Total consolidated expenses                                               $   11,983
                                                                          ==========
Reconciliation to net income
Net property income before depreciation and
 amortization                                                             $   24,098
Depreciation and amortization                                                 (7,977)
General and administrative                                                    (4,911)
Equity in earnings of unconsolidated partnerships                              1,050
Interest expense                                                              (5,506)
Gain on sale of land                                                             508
Minority interest                                                               (648)
                                                                          ----------
Net income                                                                $    6,614
                                                                          ==========


                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)

13.  SEGMENT REPORTING, CONTINUED


                                               THREE MONTHS ENDED JUNE 30, 2004
                                               --------------------------------


                                                                             RETAIL     MULTI-FAMILY       ALL
                                                                           PROPERTIES    PROPERTIES       OTHER         TOTAL
                                                                          -----------  -------------   -----------   ----------
Revenues                                                                  $    14,682   $    1,929    $    1,532    $   18,143
Property operating expenses and real estate taxes                               4,564        1,080            --         5,644
                                                                          -----------   ----------    ----------    ----------
Net property income before depreciation and amortization                  $    10,118   $      849    $    1,532    $   12,499
                                                                          ===========   ==========    ==========    ==========
Depreciation and amortization                                             $     3,693   $      350    $       78    $    4,121
                                                                          ===========   ==========    ==========    ==========
Interest expense                                                          $     2,388   $      373    $       --    $    2,761
                                                                          ===========   ==========    ==========    ==========
Real estate at cost                                                       $   390,636   $   40,100    $       --    $  430,736
                                                                          ===========   ==========    ==========    ==========
Total assets                                                              $   365,225   $   36,693    $   20,958    $  422,876
                                                                          ===========   ==========    ==========    ==========
Gross leasable area (multi-family - 1,474 units)                                5,145        1,207            --         6,352
                                                                          ===========   ==========    ==========    ==========
Expenditures for real estate and improvements                             $     1,554   $      189    $       --    $    1,743
                                                                          ===========   ==========    ==========    ==========
Revenues
Total revenues for reportable segments                                    $    18,540
Elimination of intersegment management fee income                                (322)
Elimination of intersegment asset management fee income                           (75)
                                                                          -----------
Total consolidated revenues                                               $    18,143
                                                                          ===========
Property operating expenses and real estate taxes
Total property operating expenses and real estate taxes for
 reportable segments                                                      $     5,927
Elimination of intersegment management fee expenses                              (283)
                                                                          -----------
Total consolidated expenses                                               $     5,644
                                                                          ===========
Reconciliation to net income
Net property income before depreciation and amortization                  $    12,499
Depreciation and amortization                                                  (4,121)
General and administrative                                                     (2,422)
Equity in earnings of unconsolidated partnerships                                 506
Interest expense                                                               (2,761)
Gain on sale of land                                                              508
Minority interest                                                                (445)
                                                                          -----------
Net income                                                                $     3,764
                                                                          ===========

                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)

13.  SEGMENT REPORTING, CONTINUED



                                               SIX MONTHS ENDED JUNE 30, 2003
                                               ------------------------------


                                                                             RETAIL     MULTI-FAMILY       ALL
                                                                           PROPERTIES    PROPERTIES       OTHER      TOTAL
                                                                          -----------  -------------   -----------  --------
Revenues                                                                    $   28,421    $  3,588     $  2,581    $  34,590
Property operating expenses and real estate taxes                                9,790       1,962           --       11,752
                                                                          --------------------------------------------------
Net property income before depreciation and amortization                    $   18,631    $  1,626     $  2,581    $  22,838
                                                                          ==================================================
Depreciation and amortization                                               $    6,693    $    649     $    147    $   7,489
                                                                          ==================================================
Interest expense                                                            $    4,764    $    767     $     --    $   5,531
                                                                          ==================================================
Real estate at cost                                                         $  384,304    $ 39,093     $     --    $ 423,397
                                                                          ==================================================
Total assets                                                                $  357,694    $ 36,453     $ 12,533    $ 406,680
                                                                          ==================================================
Gross leasable area (multi-family - 1,474 units)                                 5,147       1,207           --        6,354
                                                                          ==================================================
Expenditures for real estate and improvements                               $    3,607    $    697     $     --    $   4,304
                                                                          ==================================================

Revenues
Total revenues for reportable segments                                      $   35,401
Elimination of intersegment management fee income                                 (661)
Elimination of intersegment asset management fee income                           (150)
                                                                          ------------
Total consolidated revenues                                                 $   34,590
                                                                          ============

Property operating expenses and real estate taxes
Total property operating expenses and real estate taxes
  for reportable segments                                                   $   12,330
Elimination of intersegment management fee expense                                (578)
                                                                          ------------
Total consolidated expenses                                                 $   11,752
                                                                          ============

Reconciliation to net income
Net property income before depreciation and amortization                    $   22,838
Depreciation and amortization                                                   (7,489)
General and administrative                                                      (5,145)
Equity in earnings of unconsolidated partnerships                                1,148
Interest expense                                                                (5,531)
Gain on sale of land                                                             1,212
Minority interest                                                               (1,127)
                                                                          ------------
Net Income                                                                  $    5,906
                                                                          ============


                      ACADIA REALTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)

13.       SEGMENT REPORTING, CONTINUED



                                               THREE MONTHS ENDED JUNE 30, 2003
                                               --------------------------------


                                                                                RETAIL      MULTI-FAMILY      ALL
                                                                              PROPERTIES     PROPERTIES      OTHER     TOTAL
                                                                             -----------   -------------   ---------  --------
Revenues                                                                       $   13,983    $    1,787     $   695  $   16,465
Property operating expenses and real estate taxes                                   4,142         1,059          --       5,201
                                                                              -------------------------------------------------
Net property income before depreciation and amortization                       $    9,841    $      728     $   695  $   11,264
                                                                              =================================================
Depreciation and amortization                                                  $    3,484    $      328     $    76  $    3,888
                                                                              =================================================
Interest expense                                                               $    2,422    $      383     $    --  $    2,805
                                                                              =================================================
Real estate at cost                                                            $  384,304    $   39,093     $    --  $  423,397
                                                                              =================================================
Total assets                                                                   $  357,694    $   36,453     $12,533  $  406,680
                                                                              =================================================
Gross leasable area (multi-family - 1,474 units)                                    5,147         1,207          --       6,354
                                                                              =================================================
Expenditures for real estate and improvements                                  $    1,780    $      356     $    --  $    2,136
                                                                              =================================================

Revenues
Total revenues for reportable segments                                         $   16,872
Elimination of intersegment management fee income                                    (332)
Elimination of intersegment asset management fee income                               (75)
                                                                              -----------
Total consolidated revenues                                                    $   16,465
                                                                              ===========

Property operating expenses and real estate taxes
Total property operating expenses and real estate taxes
 for reportable segments                                                       $    5,474
Elimination of intersegment management fee expense                                   (273)
                                                                              -----------
Total consolidated expenses                                                    $    5,201
                                                                              ===========

Reconciliation to net income
Net property income before depreciation and amortization                       $   11,264
Depreciation and amortization                                                      (3,888)
General and administrative                                                         (2,449)
Equity in earnings of unconsolidated partnerships                                     595
Interest expense                                                                   (2,805)
Gain on sale of land                                                                   --
Minority interest                                                                    (274)
                                                                              -----------
Net income                                                                     $    2,443
                                                                              ===========


14.  SUBSEQUENT EVENTS

On July 21, 2004, the Company closed its second discretionary acquisition fund, Acadia Strategic Opportunity Fund II, LLC ("Fund II"), which includes all of the investors from Fund I as well as two new institutional investors. With $300,000 of committed discretionary capital, Fund II expects to be able to acquire up to $900,000 of real estate assets on a leveraged basis. The Company is the sole managing member with a 20% interest in Fund II. The terms and structure of Fund II are substantially the same as Fund I. The Company will earn a pro rata return on its invested capital as well as fees for asset management, property management, leasing and construction services. The Company also has the opportunity to earn additional amounts based on certain investment return thresholds.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is based on the consolidated financial statements of the Company as of June 30, 2004 and 2003 and for the three and six months then ended. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results performance or achievements expressed or implied by such forward-looking statements. Such factors are set forth in the Company's Form 10-K for the year ended December 31, 2003 and include, among others, the following: general economic and business conditions, which will, among other things, affect demand for rental space, the availability and creditworthiness of prospective tenants, lease rents and the availability of financing; adverse changes in the Company's real estate markets, including, among other things, competition with other companies; risks of real estate development and acquisition; governmental actions and initiatives; and environmental/safety requirements.

OVERVIEW

The Company currently operates 67 properties, which it owns or has an ownership interest in, consisting of 65 neighborhood and community shopping centers and two multi-family properties, principally located in the Northeast, Mid-Atlantic and Midwest regions of the United States. The Company receives income primarily from the rental revenue from its properties, including recoveries from tenants, offset by operating and overhead expenses. The Company focuses on three primary areas in executing its business plan as follows:

-- Focus on maximizing the return on its existing portfolio through leasing and property redevelopment activities. The Company's redevelopment program is a significant and ongoing component of managing its existing portfolio and focuses on selecting well-located neighborhood and community shopping centers and creating significant value through re-tenanting and property redevelopment.
-- Pursue above-average returns though a disciplined and opportunistic acquisition program. The primary conduits for the Company's acquisition program are through its existing acquisition joint ventures, Fund I and Fund II, as well as the Retailer Controlled Property Venture ("RCP Venture") established to invest in surplus or underutilized properties owned or controlled by retailers.
-- Maintain a strong balance sheet, which provides the Company with the financial flexibility to fund both property redevelopment and acquisition opportunities.

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

VALUATION OF PROPERTY HELD FOR USE AND SALE

On a quarterly basis, the Company reviews both the carrying value of properties held for use and for sale. The Company records impairment losses and reduces the carrying value of properties when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases where the Company does not expect to recover its carrying costs on properties held for use, the Company reduces its carrying cost to fair value, and for properties held for sale, the Company reduces its carrying value to the fair value less costs to sell. Management does not believe that the values of its properties within the portfolio are impaired as of June 30, 2004.

BAD DEBTS

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make payments on arrearages in billed rents, as well as the likelihood that tenants will not have the ability to make payment on unbilled rents including estimated expense recoveries and straight-line rent. As of June 30, 2004, the Company had recorded an allowance for doubtful accounts of $2.6 million. If the financial condition of the Company's tenants were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2004 ("2004") TO THE THREE MONTHS ENDED JUNE 30, 2003 ("2003")

Total revenues increased $1.7 million, or 10%, to $18.1 million for 2004 compared to $16.4 million for 2003.

Minimum rents increased $0.5 million, or 4%, to $13.1 million for 2004 compared to $12.6 million for 2003. This increase was attributable to an increase in rents from re-tenanting activities across the portfolio.

In total, expense reimbursements increased $0.2 million, or 8%, from $2.9 million in 2003 to $3.1 million in 2004. Common area maintenance ("CAM") expense remained unchanged at $1.4 million. Real estate tax reimbursements increased $0.2 million, primarily as a result of the tenants' share of a real estate tax refund received in 2003 related to the appeal of taxes paid in prior years at Greenridge Plaza.

Management fee income increased $0.5 million, or 85%, to $1.0 million in 2004 from $0.5 million in 2003. This was the result of an increase in management fees related to the acquisition of certain management contract rights as well as Fund I leasing commissions in 2004.

Interest income increased $0.3 million from 2003 to 2004. This was primarily due to additional interest income on the Company's advances and notes receivable originated in 2004.

Total operating expenses increased $0.7 million, or 6%, to $12.2 million for 2004, from $11.5 million for 2003.

Property operating expenses increased $.1 million, or 4%, to $3.5 million for 2004 compared to $3.4 million for 2003. This was a result primarily of higher non-recurring maintenance and repairs in 2004 offset by lower insurance premiums in 2004.

Real estate taxes increased $0.3 million, or 17%, from $1.8 million in 2003 to $2.1 million in 2004 due to a real estate tax refund received in 2003 related to the appeal of taxes paid in prior years at the Greenridge Plaza and higher real estate taxes experienced throughout the portfolio.

General and administrative expense remained unchanged at $2.4 million.

In total, depreciation and amortization expense increased $0.2 million, or 6%, to $4.1 million in 2004, from $3.9 million in 2003. Depreciation expense remained unchanged from 2003 to 2004. Amortization expense increased $0.2 million in 2004 primarily as a result of the amortization of investment in management contracts.

Interest expense remained unchanged from 2003 to 2004. Interest expense decreased $0.1 million as result of a lower average interest rate on the portfolio mortgage debt in 2004. This decrease was offset by a $0.05 million increase in interest expense resulting from higher average outstanding borrowings in 2004.

The gain on sale of land in 2004 was related to the prior year sale of a contract to purchase land as discussed in note 3 to the consolidated financial statements appearing in Part I, Item I in this Form 10Q.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2004 ("2004") TO THE SIX MONTHS ENDED JUNE 30, 2003 ("2003")

Total revenues increased $1.5 million, or 4%, to $36.1 million for 2004 compared to $34.6 million for 2003.

Minimum rents increased $1.5 million, or 6%, to $26.2 million for 2004 compared to $24.7 million for 2003. This increase was attributable to an increase in rents following the redevelopment of the Gateway Shopping Center in 2003 and an increase in rents from re-tenanting activities across the portfolio.

In total, expense reimbursements increased $0.2 million, or 3%, from $6.6 million for 2003 to $6.8 million for 2004. Real estate tax reimbursements, increased $0.4 million, primarily as a result of the combination of tenant reimbursement of higher real estate taxes across the portfolio and those factors previously discussed for the three months ended June 30, 2004. CAM expense reimbursements, decreased $0.2 million, or 6%, to $3.2 million in 2004 from $3.4 million in 2003. This resulted primarily from tenant reimbursements of higher snow removal costs during 2003.

Management fee income increased $0.6 million, or 65%, to $1.6 million in 2004 from $1.0 million in 2003. This was the result of an increase in management fees related to Fund I and the acquisition of certain management contract rights in 2004.

Interest income increased $0.2 million from 2003 to 2004. This was primarily due to those factors addressed for the three months ended June 30, 2004. These increases were offset by a decrease in interest income due to lower interest earning cash deposits in 2004.

Other income of $1.2 million in 2003 was due to a lump sum additional payment of $1.2 million received in 2003 from a tenant in connection with the re-anchoring of the Branch Plaza.

Total operating expenses increased $0.5 million, or 2%, to $24.9 million for 2004, from $24.4 million for 2003.

Property operating expenses decreased $0.2 million, or 3%, to $7.5 million for 2004, compared to $7.7 million for 2003. This was a result primarily of higher snow removal costs during 2003 offset by higher non-recurring maintenance and repairs in 2004.

Real estate taxes increased $0.4 million, or 11%, from $4.0 million in 2003 to $4.4 million in 2004. These increases were attributable to those factors previously discussed for the three months ended June 30, 2004.

General and administrative decreased $0.2 million, or 5%, to $4.9 million in 2004 from $5.1 million in 2003. This was attributable to the Company's capitalization of certain internal leasing costs commencing 2004.

Depreciation and amortization expense increased $0.5 million, or 7%, from $7.5 million in 2003 to $8.0 million in 2004. Depreciation expense increased $0.1 million. This was the result of increased depreciation expense following the Gateway redevelopment project being placed in service during the second quarter of 2003. Amortization expense increased $0.4 million in 2004 primarily as a result of the amortization of investment in management contracts in 2004.

Interest expense remained unchanged from 2003 to 2004. Interest expense decreased as a result of a combination of a $0.06 million decrease resulting from lower average outstanding borrowings in 2004 and a $0.05 million decrease related to a lower average interest rate on the portfolio debt in 2004. These decreases were offset by a $0.1 million decrease in capitalized interest in 2004.

The gain on sale of land in 2004 and 2003 was related to the sale of a contract to purchase land.


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

Consistent with the NAREIT definition, the Company defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of depreciated property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. The reconciliation of net income to FFO for the three and six months ended June 30, 2004 and 2003 is as follows (amounts in thousands):

                                                                THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                     JUNE 30,                 JUNE 30,
                                                                  2004        2003         2004         2003
                                                                  ----        ----         ----         ----
Net income                                                      $   3,764   $   2,443    $   6,614    $   5,906
Depreciation of real estate and amortization of leasing costs:
    Wholly-owned and consolidated partnerships                      3,567       3,571        7,084        6,970
    Unconsolidated partnerships                                       569         551        1,121        1,010
Income attributable to Minority interest in Operating
  Partnership (1)                                                      72         203          187          641
                                                                ---------   ---------    ---------    ---------
Funds from operations                                           $   7,972   $   6,768    $  15,006    $  14,527
                                                                =========   =========    =========    =========
Cash flows provided by (used in):
Operating activities                                                                     $  12,798    $   9,688
                                                                                         =========    =========
Investing activities                                                                     $ (16,085)   $  (8,904)
                                                                                         =========    =========
Financing activities                                                                     $  20,976    $ (11,758)
                                                                                         =========    =========


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

DISTRIBUTIONS

In order to qualify as a REIT for Federal income tax purposes, the Company must currently distribute at least 90% of its taxable income to its shareholders. On May 6 , 2004, the Board of Trustees of the Company approved and declared a cash quarterly dividend for the quarter ended June 30, 2004 of $0.16 per Common Share and Common OP Unit. The dividend was paid on July 15, 2004 to shareholders of record as of June 30, 2004. The Company also paid a distribution of $22.50 per Series A Preferred OP Unit and $13.00 per Series B Preferred OP Unit on July 15, 2004.

ACADIA STRATEGIC OPPORTUNITY FUND, LP ("FUND I")

In September of 2001, the Company committed $20.0 million to a newly formed joint venture formed with four of its institutional shareholders, who committed $70.0 million, for the purpose of acquiring a total of approximately $300.0 million of community and neighborhood shopping centers on a leveraged basis. Since the formation of Fund I, the Company has used it as the primary vehicle for the acquisition of assets. To date, Fund I has invested approximately $55.2 million of the total committed equity. Of the remaining unfunded equity commitment, Fund I anticipates investing approximately $14.8 million in the redevelopment and re-tenanting of currently owned assets and the balance of approximately $20 million in the RCP Venture as discussed below.

The Company is the manager and general partner of Fund I with a 22% interest. In addition to a pro-rata return on its invested equity, the Company is entitled to a profit participation based upon certain investment return thresholds. Cash flow is to be distributed pro-rata to the partners (including the Company) until they have received a 9% cumulative return ("Preferred Return") on, and a return of all capital contributions. Thereafter, remaining cash flow is to be distributed 80% to the partners (including the Company) and 20% to the Company. The Company also earns a fee for asset management services equal to 1.5% of the total equity commitments, as well as market-rate fees for property management, leasing and construction services.

On March 11, 2004, Fund I, in conjunction with the Company's long-time investment partner, Hendon Properties ("Hendon"), purchased a $9.6 million first mortgage loan from New York Life Insurance Company for $5.5 million. The loan, which was secured by a 235,000 square foot shopping center in Aiken, South Carolina, was in default at acquisition. Fund I and Hendon acquired the loan with the intention of pursuing ownership of the property securing the debt. Fund I provided 90% of the equity capital and Hendon provided the remaining 10% of the equity capital used to acquire the loan. Hendon is entitled to receive profit participation in excess of its proportionate equity interest. The property is currently anchored by a Kroger supermarket and is only 56% occupied due to the vacancy of a former Kmart store. Subsequent to the acquisition of the loan, Fund I and Hendon obtained fee title to this property and currently plan to redevelop and re-anchor the center. The Company loaned $3.2 million to Fund I in connection with the purchase of the first mortgage loan. The note matures March 9, 2006, and bears interest at 7%. In addition to its loan to Fund I, the Company invested $0.9 million, primarily its pro-rata share of equity as a partner in Fund I.

In May 2004, Fund I and an unaffiliated partner, each with a 50% interest, acquired a 35,000 square foot shopping center in Tarrytown, New York, for $5.3 million. Related to this acquisition, the Company loaned $2.0 million to Fund I which bears interest at the prime rate and matures May 2005.

In May 2004, Fund I acquired a 50% interest in Haygood Shopping Center and Sterling Heights Shopping Center for an aggregate investment of $3.2 million. These assets are part of the portfolio that the Company currently manages as a result of its January 2004 acquisition of certain management contracts. The Haygood Shopping Center is a 165,000 square foot shopping center located in Virginia Beach, Virginia. The Sterling Heights Shopping Center is a 141,000 square foot shopping center located in Sterling Heights, Michigan.

ACADIA STRATEGIC OPPORTUNITY FUND II, LLC ("FUND II")

On July 21, 2004, the Company closed its second discretionary acquisition fund, Acadia Strategic Opportunity Fund II, LLC ("Fund II), which includes all of the investors from Fund I as well as two new institutional investors. With $300 million of committed discretionary capital, Fund II expects to be able to acquire up to $900 million of real estate assets on a leveraged basis. The Company is the sole managing member with a 20% interest in the joint venture. The terms and structure of Fund II are substantially the same as Fund I with the exceptions that the Preferred Return is 8% and the asset management fee is calculated on committed equity of $250 million for the first twelve months and then on the total committed equity of $300 million thereafter.

RCP VENTURE

On January 27, 2004, the Company entered into the Retailer Controlled Property Venture ("RCP Venture") with Klaff Realty, L.P. ("Klaff") and its long-time capital partner Lubert-Adler Management, Inc. for the purpose of making investments in surplus or underutilized properties owned by retailers. The initial size of the RCP Venture is expected to be approximately $300 million in equity based on anticipated investments of approximately $1 billion. The RCP Venture is currently exploring investment opportunities, but has not yet made any commitments. Each participant in the RCP Venture has the right to opt out of any potential investment. The Company, through its current acquisition Funds I and II, anticipates investing 20% of the equity of the RCP Venture. It is currently anticipated that approximately $20 million and $40 million will be invested by Funds I and II, respectively. Cash flow is to be distributed to the partners until they have received a 10% cumulative return and a full return of all contributions. Thereafter, remaining cash flow is to be distributed 20% to Klaff ("Klaff's Promote") and 80% to the partners (including Klaff). Profits earned on up to $20.0 million of the Company's contributed capital are not subject to Klaff's Promote. The Company will also earn market-rate fees for property management, leasing and construction services on behalf of the RCP Venture.

The Company also acquired Klaff's rights to provide asset management, leasing, disposition, development and construction services for an existing portfolio of retail properties and/or leasehold interests comprised of approximately 10 million square feet of retail space located throughout the United States (the "Klaff Properties"). The acquisition involves only Klaff's rights associated with operating the Klaff Properties and does not include equity interests in assets owned by Klaff. The Operating Partnership issued $4.0 million of Series B Preferred OP Units to Klaff in consideration of this acquisition.


OTHER INVESTMENTS

On March 18, 2004, the Company provided a $3.0 million mezzanine loan to an unrelated joint venture. The loan is for a term of three years with interest of 11% for year one, 10% for year two and prime plus 6% for year three.

On April 8, 2004, the Company provided a $3.6 million mezzanine loan to an unrelated party. The loan carried interest at the rate of 15%. The loan was paid in full on June 23, 2004, which resulted in an additional 10% interest pre-payment penalty over the period the loan was outstanding.

The Company provided a $3.2 million loan to an unaffiliated partner which used the proceeds in connection with the purchase of the Tarrytown Centre. The loan matures on May 12, 2005, and bears interest at the prime rate.


PROPERTY REDEVELOPMENT AND EXPANSION

The Company's redevelopment program focuses on selecting well-located neighborhood and community shopping centers and creating significant value through re-tenanting and property redevelopment. During the quarter ended June 30, 2004, the Company completed one redevelopment and had one ongoing redevelopment project as follows:

New Loudon Center -- During 2003, the Company installed The Bon Ton Department Store, replacing the majority of space formerly occupied by a former Ames department store. The Company leased the balance of the former Ames space to Marshall's, an existing tenant at the center, which opened in its expanded 37,000 square feet store during 2004. The Company also installed a new 49,000 square foot Raymour and Flanigan furniture store at this center which opened during April of 2004. This project is now complete and is currently 100% occupied.

Town Line Plaza -- This project, located in Rocky Hill, Connecticut, was added to the Company's redevelopment pipeline in December of 2003. The Company is re-anchoring the center with a new Super Stop & Shop supermarket, replacing a former GU Markets supermarket. The existing building is being demolished and will be replaced with a 66,000 square foot Super Stop & Shop. The new supermarket anchor is paying gross rent at a 33% increase over that of the former tenant with no interruption in rent payments. Costs to date for this project totaled $1.7 million. All remaining redevelopment costs associated with this project, which is anticipated to be completed during the first quarter of 2005, are to be paid by Stop & Shop.

Additionally, for the year ending December 31, 2004, the Company currently estimates that capital outlays of approximately $3.0 million to $5.5 million will be required for tenant improvements, related renovations and other property improvements.

SHARE REPURCHASE

The Company has an existing share repurchase program that authorizes management, at its discretion, to repurchase up to $20.0 million of the Company's outstanding Common Shares. Through August 5, 2004, the Company had repurchased
1.9 million Common Shares at a total cost of $10.8 million. The program may be discontinued or extended at any time and there is no assurance that the Company will purchase the full amount authorized. There were no repurchases of securities during the six months ended June 30, 2004.

SOURCES OF LIQUIDITY

The Company intends on using Funds I and II as the primary vehicles for future acquisitions, including investments in the RCP Venture. Sources of capital for funding the Company's joint venture commitments, other property acquisitions, redevelopment, expansion and re-tenanting, as well as future repurchases of Common Shares are expected to be obtained primarily from cash on hand, additional debt financings, issuance of public equity or debt instruments and possible sales of existing properties. As of June 30, 2004, the Company had a total of approximately $27.3 million of additional capacity with six lenders, of which the Company is required to draw $5.0 million by December 2004, or forego the ability to draw these funds at any time during the remaining term of the loans. The Company also had cash and cash equivalents on hand of $32.4 million at June 30, 2004 as well as eleven properties that are currently unencumbered and therefore available as potential collateral for future borrowings. The Company anticipates that cash flow from operating activities will continue to provide adequate capital for all debt service payments, recurring capital expenditures and REIT distribution requirements.

FINANCING AND DEBT

At June 30, 2004, mortgage notes payable aggregated $214.7 million and were collateralized by 20 properties and related tenant leases. Interest rates on the Company's outstanding mortgage indebtedness ranged from 2.2% to 8.1% with maturities that ranged from October 2005 to June 2013. Taking into consideration $86.4 million of notional principal under variable to fixed-rate swap agreements currently in effect, $155.8 million of the portfolio, or 73%, was fixed at a 6.6% weighted average interest rate and $58.9 million, or 27% was floating at a 2.5% weighted average interest rate. There is no debt maturing in 2004 and $8.7 million is scheduled to mature in 2005 at a current weighted average interest rate of 2.8%. The Company currently anticipates refinancing this indebtedness or selecting other alternatives based on market conditions at that time.

The following summarizes the financing and refinancing transactions since March 31, 2004:

During the second quarter of 2004, the Company drew down an additional $8.0 million under an existing $20.0 million revolving facility and an additional $2.5 million under an existing $7.4 million revolving facility. As of June 30, 2004, $12.5 million and $7.0 million were outstanding under these facilities. The balances on these revolving facilities were paid in full on July 1, 2004.

On June 30, 2004, the Company closed on a $45.9 million cross collateralized revolving facility, which is collateralized by five of the Company's properties. The existing combined outstanding debt of $23.0 million was modified to allow the Company to borrow an additional $22.9 million. The facility matures in 2012 and bears interest at LIBOR plus 105 basis points through December 31, 2004 and LIBOR plus 140 basis points thereafter. The Company drew down $16.75 million under this facility on June 30, 2004, resulting in a total outstanding balance of $39.75 million. On July 1, 2004, proceeds from the additional borrowings were used to pay down the two revolving facilities mentioned above.

On June 30, 2004, the Company closed on a $12.1 million revolving facility secured by one of its properties. The existing outstanding debt of $8.9 million was modified to allow the Company to borrow an additional $3.2 million. The facility matures in 2012 and bears interest at LIBOR plus 105 basis points through December 31, 2004 and LIBOR plus 145 basis points thereafter.

On April 19, 2004, a $1.4 million letter of credit was placed with a lender in the Company's name. This letter of credit was necessary to maintain coverage ratios following the rejection of a tenant's lease at a Fund I property.

The following table summarizes the Company's mortgage indebtedness as of June 30, 2004 and December 31, 2003:


                                  JUNE 30,       DECEMBER 31,      INTEREST RATE                    PROPERTIES     PAYMENT
                                    2004            2003         AT JUNE 30, 2004      MATURITY     ENCUMBERED      TERMS
                                 ----------     -------------   ------------------    ----------   ------------   ---------
Mortgage notes payable --
  variable-rate
Sun America Life Insurance
  Company                        $    9,058     $     9,191    2.84% (LIBOR + 1.73%)    10/01/05          (1)        (13)
Washington Mutual Bank, FA           19,778          20,083    2.98% (LIBOR + 1.85%)    01/01/07          (2)        (13)
Washington Mutual Bank, FA           12,500              --    2.63% (LIBOR + 1.50%)    11/22/07          (3)        (14)
Fleet National Bank                   7,000              --    2.68% (LIBOR + 1.50%)    03/01/08          (4)        (15)
Fleet National Bank                   8,535           8,598    2.51% (LIBOR + 1.40%)    12/01/08          (5)        (13)
Washington Mutual Bank, FA           39,840          50,686    2.63% (LIBOR + 1.50%)    04/01/11          (6)        (13)
Fleet National Bank                  39,713          23,130    2.18% (LIBOR + 1.05%)    06/29/12          (7)        (16)
Fleet National Bank                   8,931           8,992    2.18% (LIBOR + 1.05%)    06/29/12          (8)        (13)
                                 ----------     -----------
    Total variable-rate debt        145,355         120,680
                                 ----------     -----------
Mortgage notes payable --
  fixed-rate
Sun America Life Insurance
  Company                            13,327          13,425                   6.46%     07/01/07          (9)        (13)
Metropolitan Life Insurance
  Company                            23,910          24,113                   8.13%     11/01/10         (10)        (13)
Bank of America, N.A.                16,146          16,226                   7.55%     01/01/11         (11)        (13)
RBS Greenwich Capital                16,000          16,000                   5.19%     06/01/13         (12)        (17)
                                 ----------     -----------
    Total fixed-rate debt            69,383          69,764
                                 ----------     -----------
                                 $  214,738     $   190,444
                                 ==========     ===========


Notes
(1)  Village Apartments                  (7)  Branch Shopping Center        (12)  239 Greenwich Avenue
                                              Abington Towne Centre
(2)  Walnut Hill Plaza                        Methuen Shopping Center       (13)  Monthly principal and interest.
     Bloomfield Town Square                   Gateway Shopping Center
                                              Town Line Plaza
(3) Elmwood Park Shopping Center;
     $12,500 is outstanding under        (8)  Smithtown Shopping Center     (14)  Interest only monthly.
     this $20,000 revolving
     facility. Outstanding
     balance repaid July 1, 2004.

(4)  Marketplace of Absecon; $7,000      (9)  Merrillville Plaza            (15)  Interest only monthly until fully drawn;
     is outstanding under this $7,400                                             monthly principal and interest thereafter.
     revolving facility. Outstanding
     balance repaid July 1, 2004.

(5)  Soundview Marketplace               (10) Crescent Plaza                (16)  Annual principal and monthly interest.
                                              East End Centre

(6)  New Loudon Center                   (11) GHT Apartments/Colony         (17)  Interest only monthly until 5/05; monthly
     Ledgewood Mall                           Apartments                          principal and interest thereafter.
     Bradford Towne Centre


CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

At June 30, 2004, maturities on the Company's mortgage notes ranged from October 2005 to June 2013. In addition, the Company has non-cancelable ground leases at three of its shopping centers. The Company also leases space for its White Plains corporate office for a term expiring in 2010. The following table summarizes the Company's debt maturities, excluding scheduled monthly amortization payments, and obligations under non-cancelable operating leases as of June 30, 2004:


  (AMOUNTS IN MILLIONS)                                      PAYMENTS DUE BY PERIOD

                                                     LESS THAN      1 TO 3        3 TO 5       MORE THAN
 CONTRACTUAL OBLIGATION                    TOTAL       1 YEAR        YEARS         YEARS        5 YEARS
                                      ------------  -----------  ------------  ------------   -----------
 Future debt maturities               $      176.8  $        --  $        8.7  $       58.2   $     109.9
 Operating lease obligations                  22.6          0.5           2.0           2.0          18.1
                                      ------------  -----------  ------------  ------------   -----------
    Total                             $      199.4  $       0.5  $       10.7  $       60.2   $     128.0
                                      ============  ===========  ============  ============   ===========

OFF BALANCE SHEET ARRANGEMENTS

The Company has two off balance sheet joint ventures for the purpose of investing in operating properties as follows:

The Company owns a 49% interest in two partnerships which own the Crossroads Shopping Center ("Crossroads"). The Company accounts for its investment in Crossroads using the equity method of accounting as it has a non-controlling investment in Crossroads, but exercises significant influence. As such, the Company's financial statements reflect its share of income from, but not the assets and liabilities of, Crossroads. The Company's pro rata share of Crossroads mortgage debt as of June 30, 2004 was $16.0 million. Interest on the debt, which matures in October 2007, has been effectively fixed at 7.2% through variable to fixed-rate swap agreements.

Reference is made to the discussion of Fund I under "Uses of Liquidity" in this
Item 2 for additional detail related to the Company's investment in and commitments to Fund I. The Company owns a 22% interest in Fund I for which it also uses the equity method of accounting. The Company's pro rata share of Fund I fixed-rate mortgage debt as of June 30, 2004 was $21.8 million at a weighted average interest rate of 6.4%. The Company's pro rata share of Fund I variable-rate mortgage debt as of June 30, 2004 was $2.5 million at an interest rate of 3.8%. Maturities on these loans range from May 2005 to January 2023.

HISTORICAL CASH FLOW

The following discussion of historical cash flow compares the Company's cash flow for the six months ended June 30, 2004 ("2004") with the Company's cash flow for the six months ended June 30, 2003 ("2003").

Cash and cash equivalents were $32.4 million and $34.2 million at June 30, 2004 and 2003, respectively. The decrease of $1.8 million was a result of the following increases and decreases in cash flows:

                                                                 SIX MONTHS ENDED JUNE 30,
                                                          2004             2003             CHANGE
                                                     --------------   --------------   --------------
Net cash provided by operating activities             $       12.8    $         9.7    $         3.1
Net cash used in investing activities                 $      (16.1)   $        (8.9)   $        (7.2)
Net cash provided by (used in) financing activities   $       21.0    $       (11.8)   $        32.8


The variance in net cash provided by operating activities resulted from an increase of $1.6 million in operating income before non-cash expenses in 2004, which was primarily due to an increase in rents following the redevelopment of the Gateway shopping center and re-tenanting activities across the portfolio. In addition, a net increase in cash provided by changes in operating assets and liabilities of $1.5 million resulted primarily from accounts payable and accrued expenses.

The variance in net cash used in investing activities was primarily the result of $10.1 million of notes issued in 2004 offset by the $2.5 million payment of an earn-out in 2003 related to a redevelopment project.

The increase in net cash provided by (used in) financing activities resulted primarily from $7.9 million of cash provided by the exercise of stock options in 2004, $15.3 million of cash provided by additional borrowings in 2004 and $11.7 million of less cash used for the repayment of debt in 2004.

INFLATION

The Company's long-term leases contain provisions designed to mitigate the adverse impact of inflation on the Company's net income. Such provisions include clauses enabling the Company to receive percentage rents based on tenants' gross sales, which generally increase as prices rise, and/or, in certain cases, escalation clauses, which generally increase rental rates during the terms of the leases. Such escalation clauses are often related to increases in the consumer price index or similar inflation indexes. In addition, many of the Company's leases are for terms of less than ten years, which permits the Company to seek to increase rents upon re-rental at market rates if rents are below the then existing market rates. Most of the Company's leases require the tenants to pay their share of operating expenses, including CAM, real estate taxes, insurance and utilities, thereby reducing the Company's exposure to increases in costs and operating expenses resulting from inflation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary market risk exposure is to changes in interest rates related to the Company's mortgage debt. See the discussion under Item 2. for certain quantitative details related to the Company's mortgage debt.

Currently, the Company manages its exposure to fluctuations in interest rates primarily through the use of fixed-rate debt and interest rate swap agreements. The Company is a party to current and forward-starting interest rate swap transactions to hedge the Company's exposure to changes in LIBOR with respect to $86.4 and $62.2 million of notional principal, respectively. The Company also has two interest rate swaps hedging the Company's exposure to changes in interest rates with respect to $16.0 million of LIBOR based variable-rate debt related to its investment in Crossroads.

The following table sets forth information as of June 30, 2004 concerning the Company's long-term debt obligations, including principal cash flows by scheduled maturity and weighted average interest rates of maturing amounts (amounts in millions):

Consolidated mortgage debt:

                                                            WEIGHTED
                    SCHEDULED                                AVERAGE
    YEAR          AMORTIZATION   MATURITIES     TOTAL     INTEREST RATE
------------    --------------- ------------   -------   ---------------
    2004          $     1.5      $     --    $      1.5        n/a
    2005                3.7           8.7          12.4        2.9%
    2006                4.3            --           4.3        n/a
    2007                4.4          43.2          47.6        3.9%
    2008                5.0          15.0          20.0        2.6%
 Thereafter            19.0         109.9         128.9        4.5%
                  ---------      --------    ----------
                  $    37.9      $  176.8    $    214.7
                  =========      ========    ==========

Mortgage debt in unconsolidated partnerships (at Company's pro rata share):

                                                            WEIGHTED
                    SCHEDULED                                AVERAGE
    YEAR          AMORTIZATION   MATURITIES     TOTAL     INTEREST RATE
------------    --------------- ------------   -------   ---------------
     2004          $     0.3     $     --    $      0.3        n/a
     2005                1.3          1.2           2.5        4.5%
     2006                1.4           --           1.4        n/a
     2007                1.3         16.0          17.3        6.9%
     2008                1.0          6.7           7.7        4.7%
  Thereafter             3.7          7.4          11.1        7.1%
                   ---------     --------    ----------
                   $     9.0    $    31.3    $     40.3
                   =========    =========    ==========

Of the Company's total outstanding debt, $8.7 million will become due at maturity in 2005. As the Company intends on refinancing some or all of such debt at the then-existing market interest rates which may be greater than the current interest rate, the Company's interest expense would increase by approximately $0.1 million annually if the interest rate on the refinanced debt increased by 100 basis points. Furthermore, interest expense on the Company's variable debt as of June 30, 2004 would increase by $0.6 million annually for a 100 basis point increase in interest rates. The Company may seek additional variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, the Company would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.

ITEM 4.   CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective.

(b) Internal Control over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

There have been no material legal proceedings beyond those previously disclosed in the Company's filed Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 2.   CHANGES IN SECURITIES

None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 6, 2004, the Company held its annual meeting of shareholders. The shareholders voted, in person or by proxy for the following proposals. The results of the voting are shown below:

PROPOSAL 1 -

Election of Trustees:
                          VOTES CAST FOR      VOTES WITHHELD
                          --------------      --------------
Kenneth F. Bernstein        24,468,560             20,238
Douglas Crocker II          24,472,290             16,508
Alan S. Forman              24,463,562             25,236
Suzanne M. Hopgood          24,471,690             17,108
Lorrence T. Kellar          23,603,338            885,460
Wendy Luscombe              24,471,690             17,108
Lee S. Wielansky            23,521,226            967,572


PROPOSAL 2 -

The ratification of the appointment of Ernst & Young, LLP as independent auditors for the Company for the fiscal year ending December 31, 2004:

VOTES CAST FOR            VOTES AGAINST        ABSTAIN
--------------            -------------        -------
23,443,532                  1,043,025           2,241

ITEM 5.   OTHER INFORMATION

None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

No.    Description
----   -----------
31.1 Certification of Chief Executive Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2 Certification of Chief Financial Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)


(b) Reports on Form 8-K

The following Form 8-K was filed, or furnished as noted in the applicable Form 8-K, for the quarter ended June 30, 2004:

1) Form 8-K filed April 22, 2004 (earliest event April 22, 2004), reporting in Item 5 additional information about tax fees that the Registrant reported in its proxy statement for its 2004 Annual Meeting of Shareholders at the request of Institutional Shareholder Services.
2) Form 8-K filed April 23, 2004 (earliest event April 23, 2004), reporting in Items 7,9 and 12, a press release announcing the consolidated financial results for the quarter ended March 31, 2004 and certain supplemental information concerning the ownership, operations and portfolio of the Registrant as of March 31, 2004 as made available as exhibits to the filing.
3)     Form 8-K filed May 5, 2004 (earliest event May 5, 2004), reporting in
       Item 5, the amendment of the employment contract of Kenneth F. Bernstein, President and Chief Executive Officer.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               ACADIA REALTY TRUST

August 5, 2004      /s/ Kenneth F. Bernstein
                    Kenneth F. Bernstein
                    President and Chief Executive Officer
                    (Principal Executive Officer)
August 5, 2004      /s/ Michael Nelsen
                    Michael Nelsen
                    Senior Vice President and Chief Financial Officer
                    (Principal Financial and Accounting Officer)