Form 10-Q
period 2004-09-30
ACADIA REALTY TRUST
filed 2004-11-09
CIK 899629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

As of November 5, 2004, there were 29,299,224 common shares of beneficial interest, par value $.001 per share, outstanding.

ACADIA REALTY TRUST AND SUBSIDIARIES
FORM 10-Q
INDEX

Back to Index

Part I.         Financial Information

Item 1.         Financial Statements

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	September 30,
	2004	December 31,
	(unaudited)	2003

ASSETS
Real estate:
Land	$54,890	$54,890
Buildings and improvements	373,332	366,879
Construction in progress	4,295	5,859

	432,517	427,628
Less: accumulated depreciation	(111,103)	(101,090)

Net real estate	321,414	326,538
Cash and cash equivalents	13,091	14,663
Cash in escrow	4,168	3,342
Investments in and advances to unconsolidated partnerships	47,289	13,630
Investment in management contracts	3,568	—
Rents receivable, net	12,617	10,394
Notes receivable	9,760	3,586
Prepaid expenses	4,464	3,127
Deferred charges, net	13,439	11,173
Other assets	3,367	1,731

	$433,177	$388,184

LIABILITIES AND SHAREHOLDERS’ EQUITY
Mortgage notes payable	$225,004	$190,444
Accounts payable and accrued expenses	7,580	5,804
Dividends and distributions payable	4,871	4,619
Due to related parties	18	48
Interest rate swap payable	2,997	4,044
Other liabilities	3,506	3,806

Total liabilities	243,976	208,765

Minority interest in Operating Partnership	5,663	7,875
Minority interests in majority-owned partnerships	1,798	1,810

Total minority interests	7,461	9,685

Shareholders’ equity:
Common shares	29	27
Additional paid-in capital	188,564	177,891
Accumulated other comprehensive loss	(4,174)	(5,505)
Deficit	(2,679)	(2,679)

Total shareholders’ equity	181,740	169,734

	$433,177	$388,184

See accompanying notes

Back to Index

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(unaudited)
(in thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,

	2004	2003	2004	2003

Revenues
Minimum rents	$13,124	$12,635	$39,304	$37,350
Percentage rents	147	156	569	545
Expense reimbursements	3,385	3,012	10,188	9,625
Other property income	171	169	499	481
Management fee income	1,548	489	3,100	1,418
Interest income	318	243	918	657
Other	14	—	210	1,218

Total revenues	18,707	16,704	54,788	51,294

Operating Expenses
Property operating	4,316	2,957	11,860	10,700
Real estate taxes	2,461	2,288	6,900	6,297
General and administrative	2,674	2,786	7,585	7,931
Depreciation and amortization	3,928	3,788	11,905	11,277

Total operating expenses	13,379	11,819	38,250	36,205

Operating income	5,328	4,885	16,538	15,089
Equity in earnings of unconsolidated partnerships	483	629	1,533	1,777
Gain (loss) on sale of land	423	(25)	931	1,187
Interest expense	(2,958)	(2,882)	(8,464)	(8,413)
Minority interests	(381)	(183)	(1,029)	(1,310)

Net income	$2,895	$2,424	$9,509	$8,330

Earnings per share
Basic earnings per share	$0.10	$0.09	$0.33	$0.32

Diluted earnings per share	$0.10	$0.09	$0.32	$0.31

See accompanying notes

Back to Index

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(in thousands)

	September 30,	September 30,
	2004	2003

	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,509	$8,330
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,905	11,277
Gain on sale of land	(931)	(1,187)
Minority interests	1,029	1,310
Equity in earnings of unconsolidated partnerships	(1,533)	(1,777)
Provision for bad debts	597	209
Changes in assets and liabilities:
Funding of escrows, net	(826)	(630)
Rents receivable	(3,264)	(2,149)
Prepaid expenses	(1,337)	(1,164)
Other assets	(974)	(681)
Accounts payable and accrued expenses	2,030	583
Due to related parties	(30)	(1,166)
Other liabilities	(300)	(331)

Net cash provided by operating activities	15,875	12,624

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for real estate and improvements	(5,053)	(6,990)
Payment of accrued expense related to redevelopment project	—	(2,488)
Investment in and advances to unconsolidated partnerships	(33,353)	(5,730)
Distributions from unconsolidated partnerships	1,702	1,059
Collections of notes receivable	3,904	3,232
Payment of deferred leasing costs	(1,759)	(377)
Advances of notes receivable	(10,101)	—
Proceeds from sale of land	931	—

Net cash used in investing activities	(43,729)	(11,294)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on mortgages	(41,691)	(24,584)
Proceeds received on mortgage notes	76,251	21,000
Payment of deferred financing and other costs	(1,605)	(233)
Dividends paid	(13,787)	(10,919)
Distributions to minority interests in Operating Partnership	(353)	(1,042)
Distributions on preferred Operating Partnership Units	(196)	(149)
Distributions to minority interests in majority-owned partnerships	(549)	(940)
Common Shares issued under Employee Stock Purchase Plan	64	—
Settlement of options to purchase Common Shares	(67)	—
Exercise of options to purchase Common Shares	8,215	—

Net cash provided by (used in) financing activities	26,282	(16,867)

Decrease in cash and cash equivalents	(1,572)	(15,537)
Cash and cash equivalents, beginning of period	14,663	45,168

Cash and cash equivalents, end of period	$13,091	$29,631

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amounts capitalized of $236 and $324, respectively	$8,382	$8,360

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of management contract rights through issuance of preferred Operating Partnership Units	$4,000	$—

Back to Index

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
(in thousands, except per share amounts)

1.	THE COMPANY

Acadia Realty Trust (the “Company”) is a fully integrated and self-managed real estate investment trust (“REIT”) focused primarily on the ownership, acquisition, redevelopment and management of neighborhood and community shopping centers.

All of the Company’s assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership (the “Operating Partnership” or “OP”) and its majority-owned partnerships. As of September 30, 2004, the Company controlled 99% of the Operating Partnership as the sole general partner.

The Company operates 70 properties, which it owns or has an ownership interest in, consisting of 68 neighborhood and community shopping centers and two multi-family properties, principally located in the Northeast, Mid-Atlantic and Midwest regions of the United States.

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

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

3.	LAND SALE

In connection with the prior year sale of a contract to purchase land in Bethel, Connecticut, to the Target Corporation, the Company received additional sales proceeds during the quarter and nine months ended September 30, 2004 of $423 and $931, respectively. Of these proceeds, $212 and $466, respectively, were distributed to the Company’s joint venture partner in the sale and are a component of minority interest in the accompanying consolidated financial statements.

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

Back to Index

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except per share amounts)

4.	EARNINGS PER COMMON SHARE (continued)

	Three months ended		Nine months ended
	September 30,		September 30,

	2004	2003	2004	2003

Numerator:
Income from continuing operations – basic and diluted	$2,895	$2,424	$9,509	$8,330

Denominator:
Weighted average shares – basic earnings per share	29,254	27,236	28,692	26,338
Effect of dilutive securities:
Employee stock options	594	769	697	509

Denominator for diluted earnings per share	29,848	28,005	29,389	26,847

Basic earnings per share from continuing operations	$0.10	$0.09	$0.33	$0.32

Diluted earnings per share from continuing operations	$0.10	$0.09	$0.32	$0.31

The effect of the conversion of common units in the Operating Partnership (“Common OP Units”) is not reflected in the above table as they are exchangeable for Common Shares on a one-for-one basis. The income allocable to such units is allocated on this same basis and reflected as minority interest in the accompanying consolidated financial statements. As such, the assumed conversion of these units would have no net impact on the determination of diluted earnings per share. The effect of the conversion of Series A and B Preferred OP Units (“Preferred OP Units”) is not reflected in the above table as such conversion would be anti-dilutive.

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

	Three months	Nine months
	ended September 30,	ended September 30,

	2003	2003

Net income:
As reported	$2,424	$8,330

Pro forma	$2,415	$8,303

Basic earnings per share
As reported	$0.09	$0.32

Pro forma	$0.09	$0.32

Diluted earnings per share
As reported	$0.09	$0.31

Pro forma	$0.09	$0.31

Back to Index

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except per share amounts)

6.	COMPREHENSIVE INCOME

The following table sets forth comprehensive income for the three months and nine months ended September 30, 2004 and 2003:

	Three months ended		Nine months ended
	September 30,		September 30,

	2004	2003	2004	2003

Net income	$2,895	$2,424	$9,509	$8,330
Other comprehensive income (loss) (1)	(1,968)	1,609	1,331	322

Comprehensive income	$927	$4,033	$10,840	$8,652

Notes:
(1)	Relates to the changes in the fair value of derivative instruments accounted for as cash flow hedges.

The following table sets forth the change in accumulated other comprehensive loss for the nine months ended September 30, 2004:

Balance at December 31, 2003	$5,505
Unrealized gain on valuation of swap agreements	(1,331)

Balance at September 30, 2004	$4,174

As of September 30, 2004, the balance in accumulated other comprehensive loss was comprised of net unrealized losses on the valuation of swap agreements.

7.	SHAREHOLDERS’ EQUITY AND MINORITY INTERESTS

The following table summarizes the change in the shareholders’ equity and minority interests since December 31, 2003:

	Shareholders’ Equity	Minority Interest in Operating Partnership (1)	Minority Interest in majority- owned Partnerships

Balance at December 31, 2003	$169,734	$7,875	$1,810
Conversion of 746,762 Common OP Units into Common Shares by minority interests	6,396	(6,396)	—
Issuance of Series B Preferred OP Units	—	4,000	—
Issuance of Common Stock to Trustees	73	—	—
Dividends and distributions declared of $0.48 per Common Share and Common OP Unit	(14,107)	(233)	—
Cash flow distribution	—	—	(84)
Net income for the period January 1 through September 30, 2004	9,509	244	72
Other comprehensive income – Unrealized gain on valuation of swap agreements	1,331	173	—
Employee stock-based compensation	730	—	—
Settlement of options to purchase Common Shares	(67)	—	—
Exercise of options to purchase Common Shares	8,141	—	—

Balance at September 30, 2004	$181,740	$5,663	$1,798

Notes:
(1)	Net income attributable to minority interest in the Operating Partnership and distributions do not include a distribution on Series A and Series B Preferred OP Units totaling $248.

Minority interest in the Operating Partnership represent (i) the limited partners’ interest of 392,255 and 1,141,317 Common OP Units at September 30, 2004 and 2003, respectively, (ii) 1,580 and 2,212 Series A Preferred OP Units at September 30, 2004 and 2003, respectively, with a nominal value of $1,000 per unit, which are entitled to a preferred quarterly distribution of $22.50 per unit (9% annually) and (iii) 4,000 Series B Preferred OP Units at September 30, 2004 with a nominal value of $1,000 per unit, which are entitled to a preferred quarterly distribution of $13.00 per unit (5.2% annually). Minority interests in majority-owned partnerships represent third-party interests in four partnerships in which the Company has a majority ownership position.

Back to Index

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

7.	SHAREHOLDERS’ EQUITY AND MINORITY INTERESTS (continued)

Certain limited partners converted 746,762 Common OP Units into Common Shares on a one-for-one basis during the nine months ended September 30, 2004.

In January 2004, the Company issued $4,000 (4,000 Series B Preferred OP Units with a stated value of $1,000 each) of Series B Preferred OP Units in consideration for the acquisition of certain management contract rights. The Series B Preferred OP Units are entitled to a preferred quarterly distribution of $13.00 per unit (5.2% annually). The Company’s Board of Trustees approved a waiver on February 24, 2004, which allows the holder to redeem 1,500 Series B Preferred OP Units at any time for cash. As of September 30, 2004, none of these units have been redeemed.

In March 2004, 1,000,000 share options were exercised by Ross Dworman, a former trustee.

During March 2004, the Company completed a secondary public offering (“Offering”) by certain of its shareholders of 5.8 million Common Shares. Yale University and its affiliates (“Yale”) sold 4.2 million Common Shares and Mr. Dworman sold 1.6 million Common Shares. Following the Offering, Yale and Mr. Dworman beneficially owned approximately 4.6 million and 2,300 Common Shares, respectively. The Company did not sell any Common Shares in the Offering and did not receive any proceeds from the Offering. The Company did not bear any costs associated with the Offering.

During the nine months ended September 30, 2004 certain employees of the Company exercised 94,000 share options at prices ranging from $4.89 to $6.00 per share.

During the third quarter 2004, former trustees of the Company exercised 15,000 share options at prices ranging from $5.75 to $9.11.

On November 4, 2004, the Company, Yale and Kenneth F. Bernstein, President and Chief Executive Officer, entered into an underwriting agreement with Citigroup Global Markets Inc., under which they have agreed to sell to Citigroup an aggregate of 3,000,000 Common Shares (Note 14).

8.	INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED PARTNERSHIPS

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

	September 30,	December 31 ,
	2004	2003

Balance Sheets
Assets:
Rental property, net	$7,059	$7,402
Other assets	3,980	3,710

Total assets	$11,039	$11,112

Liabilities and partners’ deficit
Mortgage note payable	$32,462	$32,961
Other liabilities	3,903	4,696
Partners’ deficit	(25,326)	(26,545)

Total liabilities and partners’ deficit	$11,039	$11,112

Company’s investment in Crossroads	$3,926	$3,665

Back to Index

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

8.	INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED PARTNERSHIPS (continued)

	Three months ended September 30,		Nine months ended September 30,

	2004	2003	2004	2003

Statements of Income
Total revenue	$1,953	$2,029	$5,930	$6,125
Operating and other expenses	677	616	1,867	1,817
Interest expense	664	629	1,927	1,907
Depreciation and amortization	152	140	454	424

Net income	$460	$644	$1,682	$1,977

Company’s share of net income	$247	$317	$858	$994
Amortization of excess investment (see below)	98	98	294	294

Income from Crossroads	$149	$219	$564	$700

The unamortized excess of the Company’s investment over its share of the net equity in Crossroads at the date of acquisition was $19,580. The portion of this excess attributable to buildings and improvements is being amortized over the life of the related property.

Acadia Strategic Opportunity Fund, LP (“Fund I”)

In 2001, the Company formed a joint venture, Fund I, with four of its institutional investors for the purpose of acquiring real estate assets. The Company is the general partner with a 22% interest in the joint venture and is also entitled to a profit participation in excess of its invested capital based on certain investment return thresholds. The Company also earns market-rate fees for asset management as well as for property management, construction and leasing services. Decisions made by the general partner as it relates to purchasing, financing, and disposition of properties are subject to the unanimous disapproval of the Advisory Committee of Fund I, which is comprised of representatives from each of the four institutional investors.

As of September 30, 2004, Fund I owns or has an ownership interest in nine shopping centers and twenty-five anchor-only supermarket leases comprising 2.6 million square feet.

In March 2004, Fund I and an unaffiliated partner purchased a first mortgage loan from a life insurance company, secured by a 235,000 square foot shopping center in Aiken, South Carolina called the Hitchcock Plaza. The $9,600 loan, which was in default, was purchased for $5,500. Fund I and its partner subsequently obtained fee title to this center in April 2004. Related to this transaction, the Company provided a $3,150 loan bearing interest at 7% to Fund I which is included in investments in and advances to unconsolidated partnerships in the accompanying consolidated financial statements. In September 2004, Fund I and the same unaffiliated partner purchased the Pine Log Plaza for $1,500. The 35,000 square foot center is located in front of and adjacent to the Hitchcock Plaza. Related to this transaction, the Company provided an additional $750 loan bearing interest at 7% to Fund I which is included in investments in and advances to unconsolidated partnerships in the accompanying consolidated financial statements.

In May 2004, Fund I and an unaffiliated partner, each with a 50% interest, acquired a 35,000 square foot shopping center in Tarrytown, New York, for $5,300. Related to this acquisition, the Company loaned $2,000 to Fund I, bearing interest at the prime rate which is included in Investments in and advances to unconsolidated partnerships in the accompanying consolidated financial statements.

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

Back to Index

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

8.	INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED PARTNERSHIPS (continued)

The Company accounts for its investment in Fund I using the equity method. Summary financial information of Fund I and the Company’s investment in and share of income from Fund I follows:

	September 30, 2004	December 31, 2003

Balance Sheets
Assets:
Rental property, net	$177,609	$173,507
Investments in unconsolidated partnerships	5,506	—
Other assets	6,705	4,763

Total assets	$189,820	$178,270

Liabilities and partners’ equity
Mortgage notes payable	$114,663	$120,609
Other liabilities	22,711	11,731
Partners’ equity	52,446	45,930

Total liabilities and partners’ equity	$189,820	$178,270

Company’s investment in Fund I	$11,562	$9,965

	Three months ended September 30,		Nine months ended September 30,

	2004	2003	2004	2003

Statements of Operations
Total revenue	$6,667	$6,754	$19,927	$18,875
Operating and other expenses	1,297	1,039	3,992	3,297
Management and other fees	552	562	1,587	1,607
Interest expense	1,687	1,711	4,956	4,692
Depreciation and amortization	2,172	2,126	6,471	5,922
Minority interest	44	36	131	118
Equity in earnings of unconsolidated partnerships	20	—	104	—

Net income	$895	$1,280	$2,686	$3,239

Company’s share of net income (1)	$336	$410	$971	$1,077

Notes:
(1)	The Company’s pro-rata share of net income is before interest expense on advances to Fund I, management and other fees as these amounts are paid to the Company.

Acadia Strategic Opportunity Fund II, LP (“Fund II”)

On June 15, 2004, the Company entered into a joint venture (“Fund II”), with six investors; the four Fund I investors and two additional institutional investors. Fund II has $300 million of committed capital of which the Company’s share is 20%. The terms of Fund II are substantially the same as Fund I and as such, the Company earns a pro-rata return on its invested equity and receives market-rate fees for property management, construction, leasing and internal legal services. The Company also earns asset management fees which equal to 1.5% of the committed capital of $250 million for the first twelve months and the full $300 million thereafter.

On September 29, 2004, Fund II and an unaffiliated joint venture party acquired a 117,355 square foot shopping center located in Bronx, New York, for an initial purchase price of $30,197, inclusive of closing and other related acquisition costs. In connection with this acquisition, the Company has provided a bridge loan of $18,000 at 4% (Note 10).

Back to Index

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

8.	INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED PARTNERSHIPS (continued)

As of September 30, 2004, Fund II had total assets and equity of $13,472. For the three and nine months ended September 30, 2004, Fund II had a net loss of $1,005 and $1,130, respectively, of which the Company’s share was $2, for each of the periods.

Retailer Controlled Property Venture

On January 27, 2004, the Company entered into the Retailer Controlled Property Venture (“RCP Venture”) with Klaff Realty, L.P. (“Klaff”) and its long-time capital partner Lubert-Adler Management, Inc. for the purpose of making investments in surplus or underutilized properties owned by retailers. On September 2, 2004, affiliates of Fund I and Fund II, through separately organized, newly formed limited liability companies on a non-recourse basis, invested in the acquisition of Mervyn’s through the RCP Venture, which, as part of an investment consortium of Sun Capital and Cerebus, acquired Mervyn’s from Target Corporation. The total acquisition price was $1.175 billion, with such affiliates’ combined $23,200 share of the investment divided equally between them.

9.	DERIVATIVE FINANCIAL INSTRUMENTS

The following table summarizes the notional values and fair values of the Company’s derivative financial instruments as of September 30, 2004. The notional value does not represent exposure to credit, interest rate or market risks.

		Interest	Commencement	Maturity
Hedge Type	Notional Value	Rate	Date	Date	Fair Value

LIBOR Swap (1)	$11,974	5.94%	(3)	6/16/07	$(897)
LIBOR Swap (1)	5,000	6.48%	(3)	6/16/07	(445)

Interest rate swap payable related to unconsolidated partnerships					$(1,342)

LIBOR Swap	30,000	4.80%	(3)	4/1/05	$(402)
LIBOR Swap	20,000	4.53%	(3)	10/1/06	(668)
LIBOR Swap	8,899	4.47%	(3)	6/1/07	(319)
LIBOR Swap	15,443	4.32%	(3)	1/1/07	(466)
LIBOR Swap	11,947	4.11%	(3)	1/1/07	(306)
LIBOR Swap (2)	37,667	4.35%	4/1/05	1/1/11	$(526)
LIBOR Swap (2)	11,410	4.90%	10/2/06	10/1/11	(144)
LIBOR Swap (2)	4,640	4.71%	10/2/06	1/1/10	(48)
LIBOR Swap (2)	8,434	5.14%	6/1/07	3/1/12	(118)

Interest rate swap payable					$(2,997)

Notes:
(1)	Relates to the Company’s investments in Crossroads. These swaps effectively fix the interest rate on the Company’s pro rata share of mortgage debt. The fair values of these instruments are reflected as components of the Company’s investment in Crossroads in the accompanying consolidated financial statements.
(2)	Forward starting swap agreements.
(3)	These agreements are currently in effect.

10.	MORTGAGE LOANS

On September 28, 2004, the Company drew down $20,000 from existing lines of credit from two different banks. The proceeds from these drawdowns were utilized to advance $18,000 to Fund II as a bridge loan to finance Fund II’s acquisition of a property located in The Bronx, New York (Note 8). Subsequent to September 30, 2004, Fund II’s advance was repaid upon financing of the acquisition with a bank.

On August 13, 2004, the Company refinanced an existing $7,936 floating rate mortgage loan with a $15,000 fixed rate mortgage loan maturing in 2014. The terms of the new mortgage loan, bearing interest at 5.6%, provide for interest-only payments for two years, and principal and interest thereafter based on a 30-year amortization with a balloon payment due at maturity of $13,064. In connection with the refinancing, the Company was required to prepay $1,587 of debt collateralized by two other properties, and pay a prepayment penalty of $95 which, together with unamortized deferred loan costs relating to this debt, were expensed during the quarter.

Back to Index

     ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

11.	RELATED PARTY TRANSACTIONS

The Company managed one property in which a shareholder of the Company had an ownership interest for which the Company earned a management fee of 3% of tenant collections. Management fees earned by the Company under this contract aggregated $15 and $142 for the three and nine months ended September 30, 2004, respectively, and $52 and $167 for the three and nine months ended September 30, 2003, respectively. In addition, the Company also earned leasing commissions of $74 and $157 related to this property for the three and nine months ended September 30, 2004. In connection with the sale of the property on July 12, 2004, the management contract was terminated and the Company earned a $75 disposition fee.

The Company also earns certain management and service fees in connection with its investment in Fund I and Fund II (Note 8). Such fees earned by the Company aggregated $1,203 and $2,214 for the three and nine months ended September 30, 2004, respectively, and $437 and $1,251 for the three and nine months ended September 30, 2003, respectively.

The Company also earns fees in connection with its rights to provide asset management, leasing, disposition, development and construction services for an existing portfolio of retail properties and/or leasehold interests in which a preferred OP unit holder has an interest. Net fees earned by the Company in connection with this portfolio were $204 and $535 for the three and nine months ended September 30, 2004, respectively.

12.	DIVIDENDS AND DISTRIBUTIONS PAYABLE

On September 23, 2004, the Board of Trustees of the Company approved and declared a cash quarterly dividend for the quarter ended September 30, 2004 of $0.16 per Common Share and Common OP Unit. The dividend was paid on October 15, 2004 to shareholders of record as of September 30, 2004. The Company also paid a distribution of $22.50 per Series A Preferred OP Unit and $13.00 per Series B Preferred OP Unit on October 15, 2004.

Back to Index

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

13.	SEGMENT REPORTING

The Company has two reportable segments: retail properties and multi-family properties. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates property performance primarily based on net operating income before depreciation, amortization and certain nonrecurring items. The reportable segments are managed separately due to the differing nature of the leases and property operations associated with the retail versus residential tenants. The following tables set forth certain segment information for the Company as of and for the three and nine months ended September 30, 2004 and 2003 (does not include unconsolidated partnerships):

	Nine months ended September 30, 2004

	Retail Properties	Multi-Family Properties	All Other	Total

Revenues	$44,859	$5,686	$4,243	$54,788
Property operating expenses and real estate taxes	15,548	3,212	—	18,760

Net property income before depreciation, amortization and certain nonrecurring items	$29,311	$2,474	$4,243	$36,028

Depreciation and amortization	$10,627	$1,056	$222	$11,905

Interest expense	$7,327	$1,137	$—	$8,464

Real estate at cost	$392,096	$40,421	$—	$432,517

Total assets	$349,041	$36,847	$47,289	$433,177

Gross leasable area (multi-family – 1,474 units)	5,147	1,207	—	6,354

Expenditures for real estate and improvements	$4,406	$647	$—	$5,053

Revenues
Total revenues for reportable segments	$56,191
Elimination of intersegment management fee income	(958)
Elimination of intersegment asset management fee income	(445)

Total consolidated revenues	$54,788

Property operating expenses and real estate taxes
Total property operating expenses and real estate taxes for reportable segments	$19,593
Elimination of intersegment management fee expenses	(833)

Total consolidated expenses	$18,760

Reconciliation to net income
Net property income before depreciation and amortization	$36,028
Depreciation and amortization	(11,905)
General and administrative	(7,585)
Equity in earnings of unconsolidated partnerships	1,533
Interest expense	(8,464)
Gain on sale of land	931
Minority interest	(1,029)

Net income	$9,509

Back to Index

     ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

13.	SEGMENT REPORTING, continued

	Three months ended September 30, 2004

	Retail Properties	Multi-Family Properties	All Other	Total

Revenues	$14,980	$1,832	$1,895	$18,707
Property operating expenses and real estate taxes	5,590	1,187	—	6,777

Net property income before depreciation, amortization and certain nonrecurring items	$9,390	$645	$1,895	$11,930

Depreciation and amortization	$3,506	$356	$66	$3,928

Interest expense	$2,570	$388	$—	$2,958

Real estate at cost	$392,096	$40,421	$—	$432,517

Total assets	$349,041	$36,847	$47,289	$433,177

Gross leasable area (multi-family – 1,474 units)	5,147	1,207	—	6,354

Expenditures for real estate and improvements	$1,649	$321	$—	$1,970

Revenues
Total revenues for reportable segments	$19,345
Elimination of intersegment management fee income	(343)
Elimination of intersegment asset management fee income	(295)

Total consolidated revenues	$18,707

Property operating expenses and real estate taxes
Total property operating expenses and real estate taxes for reportable segments	$7,074
Elimination of intersegment management fee expense	(297)

Total consolidated expenses	$6,777

Reconciliation to net income
Net property income before depreciation and amortization	$11,930
Depreciation and amortization	(3,928)
General and administrative	(2,674)
Equity in earnings of unconsolidated partnerships	483
Interest expense	(2,958)
Gain on sale of land	423
Minority interest	(381)

Net income	$2,895

Back to Index

     ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

13.	SEGMENT REPORTING, continued

	Nine months ended September 30, 2003

	Retail properties	Multi-Family properties	All other	Total

Revenues	$42,571	$5,430	$3,293	$51,294
Property operating expenses and real estate taxes	13,925	3,072	—	16,997

Net property income before depreciation, amortization and certain nonrecurring items	$28,646	$2,358	$3,293	$34,297

Depreciation and amortization	$10,054	$988	$235	$11,277

Interest expense	$7,264	$1,149	$—	$8,413

Real estate at cost	$386,100	$39,481	$—	425,581

Total assets	$355,699	$36,792	$12,930	$405,421

Gross leasable area (multi-family – 1,474 units)	5,152	1,207	—	6,359

Expenditures for real estate and improvements	$5,905	$1,085	$—	6,990

Revenues
Total revenues for reportable segments	$52,503
Elimination of intersegment management fee income	(984)
Elimination of intersegment asset management fee income	(225)

Total consolidated revenues	$51,294

Property operating expenses and real estate taxes
Total property operating expenses and real estate taxes for reportable segments	$17,849
Elimination of intersegment management fee expense	(852)

Total consolidated expenses	$16,997

Reconciliation to net income
Net property income before depreciation, amortization and certain nonrecurring items	$34,297
Depreciation and amortization	(11,277)
General and administrative	(7,931)
Equity in earnings of unconsolidated partnerships	1,777
Interest expense	(8,413)
Minority interest	(1,310)
Gain on sale of land	1,187

Net Income	$8,330

Back to Index

     ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

13.	SEGMENT REPORTING, continued

	Three months ended September 30, 2003

	Retail properties	Multi-Family properties	All other	Total

Revenues	$14,130	$1,842	$732	$16,704
Property operating expenses and real estate taxes	4,135	1,110	—	5,245

Net property income before depreciation, amortization and certain nonrecurring items	$9,995	$732	$732	$11,459

Depreciation and amortization	$3,361	$339	$88	$3,788

Interest expense	$2,500	$382	$—	$2,882

Real estate at cost	$386,100	$39,481	$—	$425,581

Total assets	$355,699	$36,792	$12,930	$405,421

Gross leasable area (multi-family – 1,474 units)	5,152	1,207	—	6,359

Expenditures for real estate and improvements	$2,298	$388	$—	$2,686

Revenues
Total revenues for reportable segments	$17,102
Elimination of intersegment management fee income	(323)
Elimination of intersegment asset management fee income	(75)

Total consolidated revenues	$16,704

Property operating expenses and real estate taxes
Total property operating expenses and real estate taxes for reportable segments	$5,519
Elimination of intersegment management fee expense	(274)

Total consolidated expenses	$5,245

Reconciliation to net income
Net property income before depreciation and amortization	$11,459
Depreciation and amortization	(3,788)
General and administrative	(2,786)
Equity in earnings of unconsolidated partnerships	629
Interest expense	(2,882)
Loss on sale of land	(25)
Minority interest	(183)

Net income	$2,424

14.	Contingencies

For the three and nine months ended September 30, 2004, the Company provided a reserve for $730 related to flood damage incurred at the Mark Plaza located in Wilkes-Barre, PA. Under the terms of the Company’s insurance policy, a maximum deductible of approximately $730 would apply in the event the flood damage was the direct result of a “named” storm. The insurance company currently contends that the flood damage resulted directly from Hurricane Ivan, a “named” storm.

15.	SUBSEQUENT EVENTS

On November 4, 2004, the Company entered into an underwriting agreement with Citigroup Global Markets Inc., under which it has agreed to sell to Citigroup an aggregate of 3,000,000 Common Shares. The Company, Yale University and its affiliates (‘‘Yale’’) and Kenneth F. Bernstein, President and Chief Executive Officer of the Company, have agreed to sell 1,890,000, 1,000,000, and 110,000 Common Shares, respectively. Pursuant to the underwriting agreement, Citigroup has been granted a 30-day over-allotment option to purchase up to an additional 450,000 Common Shares (300,000 granted by the Company and 150,000 by Yale). In connection with the offering, the Company and all insiders, including Yale, have agreed to a 90-day lockup period.

Back to Index

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is based on the consolidated financial statements of the Company as of September 30, 2004 and 2003 and for the three and nine months then ended. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

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

OVERVIEW

The Company operates 70 properties, which it owns or has an ownership interest in, consisting of 68 neighborhood and community shopping centers and two multi-family properties, principally located in the Northeast, Mid-Atlantic and Midwest regions of the United States. The Company receives income primarily from the rental revenue from its properties, including expense recoveries from tenants, offset by operating and overhead expenses. The Company focuses on three primary areas in executing its business plan as follows:

—	Maximizing the return on its existing portfolio through leasing and property redevelopment activities. The Company’s redevelopment program is a significant and ongoing component of managing its existing portfolio and focuses on selecting well-located neighborhood and community shopping centers and creating significant value through re-tenanting and property redevelopment.

—	Pursuing above-average returns through a disciplined and opportunistic acquisition program. The primary conduits for the Company’s acquisition program are through its existing acquisition joint ventures, Fund I and Fund II, as well as the Retailer Controlled Property Venture (“RCP Venture”) established to invest in surplus or underutilized properties owned or controlled by retailers.

—	Maintaining a strong balance sheet, which provides the Company with the financial flexibility to fund both property redevelopment and acquisition opportunities.

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

Valuation of Property Held for Use and Sale

On a quarterly basis, the Company reviews both the carrying value of properties held for use and for sale. The Company records impairment losses and reduces the carrying value of properties when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases where the Company does not expect to recover its carrying costs on properties held for use, the Company reduces its carrying cost to fair value, and for properties held for sale, the Company reduces its carrying value to the fair value less costs to sell. Management does not believe that the values of its properties within the portfolio are impaired as of September 30, 2004.

Bad Debts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make payments on arrearages in billed rents, as well as the likelihood that tenants will not have the ability to make payment on unbilled rents including estimated expense recoveries and straight-line rent. As of September 30, 2004, the Company had recorded an allowance for doubtful accounts of $2.8 million. If the financial condition of the Company’s tenants were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Back to Index

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2004 (“2004”) to the three months ended September 30, 2003 (“2003”)

Total revenues increased $2.0 million, or 12%, to $18.7 million for 2004 compared to $16.7 million for 2003.

Minimum rents increased $0.5 million, or 4%, to $13.1 million for 2004 compared to $12.6 million for 2003. This increase was attributable to an increase in rents from re-tenanting activities as well as increased occupancy across the portfolio.

In total, expense reimbursements increased $0.4 million, or 12%, from $3.0 million in 2003 to $3.4 million in 2004. Common area maintenance (“CAM”) expense reimbursement increased $0.1 million as a result of increased tenant reimbursements following re-tenanting activities across the portfolio. Real estate tax reimbursements increased $0.2 million, primarily as a result of general increases in real estate taxes as well as re-tenanting activities throughout the portfolio.

Management fee income increased $1.0 million, or 216%, to $1.5 million in 2004 from $0.5 million in 2003. This was the result of asset management fees from Fund II and an increase in management fees related to the acquisition of certain management contract rights in 2004.

Interest income increased in 2004 by $0.1 million. This net change was a combination of additional interest income on the Company’s advances and notes receivable originated in 2004 offset by lower interest earning cash deposits in 2004.

Total operating expenses increased $1.6 million, or 13%, to $13.4 million for 2004, from $11.8 million for 2003.

Property operating expenses increased $1.4 million, or 46%, to $4.3 million for 2004 compared to $2.9 million for 2003. This was a result primarily of a non-recurring charge of approximately $0.7 million related to flood damage at the Mark Plaza and an increase in bad debt expense in 2004.

Real estate taxes increased $0.2 million, or 8%, from $2.3 million in 2003 to $2.5 million in 2004 due to general increases in real estate taxes experienced across the portfolio.

General and administrative expense decreased $.1 million, or 4%, from $2.8 million in 2003 to $2.7 million in 2004. This decrease was attributable to the Company’s capitalization of certain internal leasing costs in 2004 offset by additional professional fees related to Sarbanes-Oxley compliance.

In total, depreciation and amortization expense increased $0.1 million, or 4%, to $3.9 million in 2004, from $3.8 million in 2003. Depreciation expense remained unchanged from 2003 to 2004. Amortization expense increased $0.1 million in 2004, which was primarily attributable to the write off of deferred loan costs related to a loan refinancing.

Interest expense increased $.1 million, or 3%, to $3.0 million in 2004 from $2.9 million in 2003. Interest expense increased $0.3 million as result of higher average outstanding borrowings offset by a $.2 million decrease in interest expense resulting from a lower average interest rate on the portfolio mortgage debt in 2004.

The gain on sale of land in 2004 was related to the prior year sale of a contract to purchase land as discussed in note 3 to the consolidated financial statements appearing in Part I, Item I in this Form 10Q.

Comparison of the nine months ended September 30, 2004 (“2004”) to the nine months ended September 30, 2003 (“2003”)

Total revenues increased $3.5 million, or 7%, to $54.8 million for 2004 compared to $51.3 million for 2003.

Minimum rents increased $2.0 million, or 5%, to $39.3 million for 2004 compared to $37.3 million for 2003. This increase was attributable to an increase in rents following the redevelopment of the Gateway Shopping Center in 2003 and an increase in rents from re-tenanting activities across the portfolio.

In total, expense reimbursements increased $0.6 million, or 6%, from $9.6 million for 2003 to $10.2 million for 2004. Real estate tax reimbursements increased $0.5 million, primarily as a result of the combination of tenant reimbursement of higher real estate taxes across the portfolio and as a result of the tenants’ share of a real estate tax refund received in 2003 related to the appeal of taxes paid in prior years at Greenridge Plaza. CAM expense reimbursements remained unchanged at $4.5 million.

Management fee income increased $1.7 million, or 118%, to $3.1 million in 2004 from $1.4 million in 2003. This was the result of asset management fees from Fund II, an increase in management fees related to the acquisition of certain management contract rights in 2004 as well as Fund I leasing commissions in 2004.

Back to Index

Interest income increased $0.3 million from 2003 to 2004. This was primarily due to those factors addressed for the three months ended September 30, 2004.

Other income of $1.2 million in 2003 was due to a lump sum additional payment of $1.2 million received in 2003 from a tenant in connection with the re-anchoring of the Branch Plaza.

Total operating expenses increased $2.0 million, or 6%, to $38.2 million for 2004, from $36.2 million for 2003.

Property operating expenses increased $1.2 million, or 11%, to $11.9 million for 2004, compared to $10.7 million for 2003. This was primarily due to the factors addressed for the three months ended September 30, 2004 offset by higher snow removal costs during 2003.

Real estate taxes increased $0.6 million, or 10%, from $6.3 million in 2003 to $6.9 million in 2004 due to a real estate tax refund received in 2003 related to the appeal of taxes paid in prior years at the Greenridge Plaza and higher real estate taxes experienced throughout the portfolio.

General and administrative decreased $0.3 million, or 4%, to $7.6 million in 2004 from $7.9 million in 2003. This was primarily due to the factors addressed for the three months ended September 30, 2004.

Depreciation and amortization expense increased $0.6 million, or 6%, from $11.3 million in 2003 to $11.9 million in 2004. Depreciation expense increased $0.1 million. This was the result of increased depreciation expense following the Gateway redevelopment project being placed in service during the second quarter of 2003. Amortization expense increased $0.5 million in 2004 primarily as a result of the amortization of investment in management contracts in 2004.

Interest expense remained unchanged from 2003 to 2004. Interest expense increased as a result of a combination of a $0.2 million increase resulting from higher average outstanding borrowings in 2004 and a $0.1 million decrease in capitalized interest in 2004. These increases were offset by a $0.3 million decrease related to a lower average interest rate on the portfolio debt in 2004.

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

Consistent with the NAREIT definition, the Company defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of depreciated property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. The reconciliation of net income to FFO for the three and nine months ended September 30, 2004 and 2003 is as follows (amounts in thousands):

	Three months ended September 30,		Nine months ended September 30,

	2004	2003	2004	2003

Net income	$2,895	$2,424	$9,509	$8,330
Depreciation of real estate and amortization of leasing costs:
Wholly-owned and consolidated partnerships	3,588	3,571	10,672	10,541
Unconsolidated partnerships	586	547	1,707	1,557
Income attributable to Minority interest in Operating Partnership (1)	57	117	244	758

Funds from operations	$7,126	$6,659	$22,132	$21,186

Cash flows provided by (used in):
Operating activities			$15,875	$12,624

Investing activities			$(43,729)	$(11,294)

Financing activities			$26,282	$(16,867)

Notes:
(1) Does not include distributions paid to Series A and B Preferred OP Unitholders.

Back to Index

LIQUIDITY AND CAPITAL RESOURCES

USES OF LIQUIDITY

The Company’s principal uses of its liquidity are expected to be for distributions to its shareholders and OP unitholders, debt service and loan repayments, and property investment which includes the funding of its joint venture commitments, acquisition, redevelopment, expansion and re-tenanting activities.

Distributions

In order to qualify as a REIT for Federal income tax purposes, the Company must, among other requirements, currently distribute at least 90% of its taxable income to its shareholders. On September 23, 2004, the Board of Trustees of the Company approved and declared a cash quarterly dividend for the quarter ended September 30, 2004 of $0.16 per Common Share and Common OP Unit. The dividend was paid on October 15, 2004 to shareholders of record as of September 30, 2004. The Company also paid a distribution of $22.50 per Series A Preferred OP Unit and $13.00 per Series B Preferred OP Unit on October 15, 2004.

Acadia Strategic Opportunity Fund, LP (“Fund I”)

In September of 2001, the Company committed $20.0 million to a newly formed joint venture formed with four of its institutional shareholders, who committed $70.0 million, for the purpose of acquiring a total of approximately $300.0 million of community and neighborhood shopping centers on a leveraged basis. Since the formation of Fund I, the Company has used it as the primary vehicle for the acquisition of assets. To date, Fund I has invested approximately $67.5 million of the total committed equity. Of the remaining unfunded equity commitment, Fund I anticipates investing approximately $14.1 million in the redevelopment and re-tenanting of currently owned assets and the balance of approximately $8.4 million in the RCP Venture as discussed below.

The Company is the manager and general partner of Fund I with a 22% interest. In addition to a pro-rata return on its invested equity, the Company is entitled to a profit participation based upon certain investment return thresholds. Cash flow is to be distributed pro-rata to the partners (including the Company) until they have received a 9% cumulative return (“Preferred Return”) on, and a return of all capital contributions. Thereafter, remaining cash flow is to be distributed 80% to the partners (including the Company) and 20% to the Company. The Company also earns a fee for asset management services equal to 1.5% of the total equity commitments, as well as market-rate fees for property management, leasing and construction services.

On March 11, 2004, Fund I, in conjunction with the Company’s long-time investment partner, Hendon Properties (“Hendon”), purchased a $9.6 million first mortgage loan from New York Life Insurance Company for $5.5 million. The loan, which was secured by a 235,000 square foot shopping center in Aiken, South Carolina, was in default at acquisition. Fund I and Hendon acquired the loan with the intention of pursuing ownership of the property securing the debt. Fund I provided 90% of the equity capital and Hendon provided the remaining 10% of the equity capital used to acquire the loan. Hendon is entitled to receive profit participation in excess of its proportionate equity interest. The property is currently anchored by a Kroger supermarket and was only 56% occupied at acquisition due to the vacancy of a former Kmart store. Subsequent to the acquisition of the loan, Fund I and Hendon obtained fee title to this property and currently plan to redevelop and re-anchor the center. The Company loaned $3.2 million to Fund I in connection with the purchase of the first mortgage loan. The note matures March 9, 2006, and bears interest at 7%. In addition to its loan to Fund I, the Company invested $0.9 million, primarily its pro-rata share of equity as a partner in Fund I. In September 2004, Fund I and the same unaffiliated partner purchased the Pine Log Plaza for $1.5 million. The 35,000 square foot center is located in front of and adjacent to the Hitchcock Plaza. Related to this transaction, the Company provided an additional $0.75 million loan to Fund I with a March 2006 maturity and interest at 7% for the first year and 6% for the second year.

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

In May 2004, Fund I and an unaffiliated partner, each with a 50% interest, acquired a 35,000 square foot shopping center in Tarrytown, New York, for $5.3 million. Related to this acquisition, the Company loaned $2.0 million to Fund I which bears interest at the prime rate and matures May 2005. In September 2004, Fund I and the same unaffiliated partner purchased the Pine Log Plaza for $1.5 million. The 35,000 square foot center is located in front of and adjacent to the Hitchcock Plaza. Related to this transaction, the Company provided an additional $0.75 million loan to Fund I with a March 2006 maturity and interest at 7% for the first year and 6% for the second year.

Back to Index

Acadia Strategic Opportunity Fund II, LLC (“Fund II”)

On June 15, 2004, the Company closed its second discretionary acquisition fund, Acadia Strategic Opportunity Fund II, LLC (“Fund II), which includes all of the investors from Fund I as well as two new institutional investors. With $300 million of committed discretionary capital, Fund II expects to be able to acquire up to $900 million of real estate assets on a leveraged basis. The Company is the managing member with a 20% interest in the joint venture. The terms and structure of Fund II are substantially the same as Fund I with the exceptions that the Preferred Return is 8% and the asset management fee is calculated on committed equity of $250 million for the first twelve months and then on the total committed equity of $300 million thereafter. Along with its current investment in the RCP Venture (see below), an additional investment strategy of Fund II is the acquisition of urban/infill redevelopment projects. To date, Fund II has invested in the two following urban/infill projects:

Fordham Road.

On September 29, 2004, in conjunction with an investment partner, P/A Associates, Fund II purchased 400 East Fordham Road in the Bronx, NY for $30.2 million, inclusive of closing and other related acquisition costs. The Company had provided a bridge loan of $18.0 million to Fund II in connection with this acquisition. Subsequent to the acquisition, Fund II repaid this loan from the Company with $18.0 of proceeds from a new loan from a bank. The property, a multi-level retail and commercial building, is located at the intersection of East Fordham Road and Webster Avenue, near Fordham University, one of the strongest retail areas in The Bronx and the third largest retail corridor in New York City, with over 650,000 people in a two-mile radius and retail sales in excess of $500 million. Sears is the major tenant of the property, retailing on four levels. The redevelopment of the property is scheduled to commence in 2007 following the expiration of the Sears lease, which was originally signed in 1964. The strength of the retail market is evidenced by rents exceeding $75 per square foot with many retailers utilizing multi-level formats. As part of the redevelopment, there is the potential for additional expansion of up to 85,000 square feet of space. The total cost of the redevelopment project, including the acquisition cost of $30 million, is estimated to be between $35 and $40 million, depending on the ultimate scope of the project.

Pelham Manor

On October 1, 2004, Fund II acquired a second urban/infill property in conjunction with P/A Associates. Fund II entered into a 95-year ground lease to redevelop a 16-acre site in Pelham Manor, Westchester County, New York. The property is in an upper middle-income, infill neighborhood located approximately 10 miles from Manhattan with over 400,000 people in a three-mile radius. The redevelopment contemplates the demolition of existing warehouse buildings, which will be replaced by a multi-anchor community retail center. We anticipate the redevelopment to cost between $30 and $33 million, with construction anticipated to commence within the next 12 to 24 months. In the interim, the property will continue to be operated as a warehouse facility. Prior to commencement of the redevelopment process, the ground rent payment is projected to equal the warehouse rents collected.

RCP Venture

On January 27, 2004, the Company entered into the Retailer Controlled Property Venture (“RCP Venture”) with Klaff Realty, L.P. (“Klaff”) and its long-time capital partner Lubert-Adler Management, Inc. for the purpose of making investments in surplus or underutilized properties owned by retailers. The initial size of the RCP Venture is expected to be approximately $300 million in equity based on anticipated investments of approximately $1 billion. Each participant in the RCP Venture has the right to opt out of any potential investment. The Company, primarily through Funds I and II, anticipates investing 20% of the equity of the RCP Venture. It is currently anticipated that approximately $20 million and $40 million will be invested by Funds I and II, respectively. Cash flow is to be distributed to the partners until they have received a 10% cumulative return and a full return of all contributions. Thereafter, remaining cash flow is to be distributed 20% to Klaff (“Klaff’s Promote”) and 80% to the partners (including Klaff). Profits earned on up to $20.0 million of the Company’s contributed capital are not subject to Klaff’s Promote. The Company will also earn market-rate fees for property management, leasing and construction services on behalf of the RCP Venture.

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

On September 2, 2004 affiliates of Funds I and Fund II, through separately organized, newly formed limited liability companies on a non-recourse basis, invested in the acquisition of Mervyn’s through the RCP Venture, which as part of an investment consortium of Sun Capital and Cerberus, acquired Mervyn’s from Target Corporation. The total acquisition price was $1.175 billion with such affiliates combined $23.2 million share of the investment divided equally between them. Mervyn’s is a 257-store discount retailer with a very strong West Coast concentration, where the majority of the stores are well-located in high-barrier to entry markets, which we believe gives a recapitalized and refocused operator the opportunity to create a productive retail platform.

Back to Index

Property Redevelopment and Expansion

The Company’s redevelopment program focuses on selecting well-located neighborhood and community shopping centers and creating significant value through re-tenanting and property redevelopment. During the nine months ended September 30, 2004, the Company completed one redevelopment and had one ongoing redevelopment project as follows:

New Loudon Center – During 2003, the Company installed The Bon Ton Department Store, replacing the majority of space formerly occupied by a former Ames department store. The Company leased the balance of the former Ames space to Marshall’s, an existing tenant at the center, which opened in its expanded 37,000 square foot store during 2004. The Company also installed a new 49,000 square foot Raymour and Flanigan furniture store at this center which opened during April of 2004. This project is now complete and is currently 100% occupied.

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

Additionally, for the year ending December 31, 2004, the Company currently estimates that capital outlays of approximately $2.0 million to $2.5 million will be required for tenant improvements, related renovations and other property improvements.

Share Repurchase

The Company has an existing share repurchase program that authorizes management, at its discretion, to repurchase up to $20.0 million of the Company’s outstanding Common Shares. Through November 5, 2004, the Company had repurchased 2.1 million Common Shares at a total cost of $11.7 million of which 1.3 million of these Common Shares have been subsequently reissued. The program may be discontinued or extended at any time and there is no assurance that the Company will purchase the full amount authorized. There were no repurchases of securities during the nine months ended September 30, 2004.

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

On November 4, 2004, the Company entered into an underwriting agreement with Citigroup Global Markets Inc., under which it has agreed to sell to Citigroup an aggregate of 3,000,000 Common Shares. The Company, Yale University and its affiliates (‘‘Yale’’) and Kenneth F. Bernstein, President and Chief Executive Officer of the Company, have agreed to sell 1,890,000, 1,000,000, and 110,000 Common Shares, respectively. Pursuant to the underwriting agreement, Citigroup has been granted a 30-day over-allotment option to purchase up to an additional 450,000 Common Shares (300,000 granted by the Company and 150,000 by Yale). In connection with the offering, the Company and all insiders, including Yale, have agreed to a 90-day lockup period. The net proceeds to the Company will be approximately $28.4 million, which the Company intends to use to fund future acquisitions, ongoing redevelopment projects and for general business purposes. Pending this application of the net proceeds, the Company intends to prepay outstanding indebtedness on one or more of its floating rate credit facilities.

As of September 30, 2004, the Company had a total of approximately $20.3 million of additional borrowing capacity with four lenders. The Company also had cash and cash equivalents on hand of $13.1 million at September 30, 2004 as well as eleven properties that are currently unencumbered and therefore available as potential collateral for future borrowings. The Company anticipates that cash flow from operating activities will continue to provide adequate capital for all debt service payments, recurring capital expenditures and REIT distribution requirements.

Back to Index

Financing and Debt

At September 30, 2004, mortgage notes payable aggregated $225.0 million and were collateralized by 20 properties and related tenant leases. Interest rates on the Company’s outstanding mortgage indebtedness ranged from 2.7% to 8.1% with maturities that ranged from October 2005 to September 2014. Taking into consideration $86.3 million of notional principal under variable to fixed-rate swap agreements currently in effect, $170.5 million of the portfolio, or 76%, was fixed at a 6.5% weighted average interest rate and $54.5 million, or 24% was floating at a 3.1% weighted average interest rate. There is no debt maturing in 2004 and $8.7 million is scheduled to mature in 2005 at a current weighted average interest rate of 3.3%. The Company currently anticipates refinancing this indebtedness or selecting other alternatives based on market conditions at that time.

The following summarizes the financing and refinancing transactions during the quarter ended September 30, 2004:

On September 28, 2004, the Company drew down $20 million from existing lines of credit from two different banks. The proceeds from these drawdowns were utilized to advance $18 million to Fund II as a bridge loan to finance Fund II’s acquisition of a property located in the Bronx, New York. Subsequent to September 30, 2004, Fund II’s advance was repaid upon financing of the acquisition with a bank.

Effective August 13, 2004, the Company refinanced an existing $7.9 million floating rate mortgage loan with a $15 million fixed rate mortgage loan maturing in 2014. The terms of the new mortgage loan, bearing interest at 5.6%, provide for interest-only payments for two years, and principal and interest thereafter based on a 30-year amortization with a balloon payment due at maturity of $13.1 million. In connection with the refinancing, the Company was required to prepay $1.6 million of debt collateralized by two other properties, and pay a prepayment penalty of $0.1 million which, together with unamortized deferred loan costs relating to this debt, were expensed during the quarter. This transaction resulted in the Company’s net liquidity increasing by $5.4 million.

The following table summarizes the Company’s mortgage indebtedness as of September 30, 2004 and December 31, 2003:

	September 30, 2004	December 31, 2003	Interest Rate at September 30, 2004		Maturity	Properties Encumbered	Payment Terms

Mortgage notes payable – variable-rate
Sun America Life Insurance Company	$8,994	$9,191	3.33% (LIBOR + 1.73%	)	10/01/05	(1)	(14)
Washington Mutual Bank, FA	24,629	20,083	3.54% (LIBOR + 1.85%	)	01/01/07	(2)	(14)
Washington Mutual Bank, FA	6,000	—	3.37% (LIBOR + 1.50%	)	11/22/07	(3)	(15)
Fleet National Bank	7,029	—	3.31% (LIBOR + 1.50%	)	03/01/08	(4)	(16)
Fleet National Bank	8,504	8,598	3.05% (LIBOR + 1.40%	)	12/01/08	(5)	(14)
Washington Mutual Bank, FA	30,092	50,686	3.19% (LIBOR + 1.50%	)	04/01/11	(6)	(14)
Fleet National Bank	44,485	23,130	2.70% (LIBOR + 1.05%	)	06/29/12	(7)	(17)
Fleet National Bank	11,092	8,992	2.70% (LIBOR + 1.05%	)	06/29/12	(8)	(14)

Total variable-rate debt	140,825	120,680

Mortgage notes payable – fixed-rate
Sun America Life Insurance Company	13,270	13,425	6.46%		07/01/07	(9)	(14)
Lehman Brothers	23,803	24,113	8.13%		11/01/10	(10)	(14)
Bank of America, N.A.	16,106	16,226	7.55%		01/01/11	(11)	(14)
RBS Greenwich Capital	16,000	16,000	5.19%		06/01/13	(12)	(18)
RBS Greenwich Capital	15,000	—	5.64%		09/06/14	(13)	(19)

Total fixed-rate debt	84,179	69,764

	$225,004	$190,444

Notes:
(1)	Village Apartments	(7)	Branch Shopping Center	(14)	Monthly principal and interest.
			Abington Towne Centre
(2)	Walnut Hill Plaza		Methuen Shopping Center	(15)	Interest only monthly.
	Bloomfield Town Square		Gateway Shopping Center
			Town Line Plaza	(16)	Interest only monthly until fully drawn; monthly principal
(3)	Elmwood Park Shopping Center;				and interest thereafter.
	$6,000 is outstanding under this	(8)	Smithtown Shopping Center
	$20,000 revolving facility.			(17)	Annual principal and monthly interest.
		(9)	Merrillville Plaza
(4)	Marketplace of Absecon; $7,029 is			(18)	Interest only monthly until 5/05; monthly principal and interest
	outstanding under this $7,400	(10)	Crescent Plaza		thereafter.
	revolving facility.		East End Centre
				(19)	Interest only monthly until 9/06; monthly principal and interest thereafter.
(5)	Soundview Marketplace	(11)	GHT Apartments / Colony Apartments

(6)	Ledgewood Mall	(12)	239 Greenwich Avenue
	Bradford Towne Centre
		(13)	New Loudon Center

Back to Index

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

At September 30, 2004, maturities on the Company’s mortgage notes ranged from October 2005 to September 2014. In addition, the Company has non-cancelable ground leases at three of its shopping centers. The Company also leases space for its White Plains corporate office for a term expiring in 2010. The following table summarizes the Company’s debt maturities, excluding scheduled monthly amortization payments, and obligations under non-cancelable operating leases as of September 30, 2004:

	Payments due by period

Contractual obligation	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years

	(amounts in millions)
Future debt maturities	$188.0	$—	$8.7	$56.5	$122.8
Operating lease obligations	22.4	0.3	2.0	2.0	18.1

Total	$210.4	$0.3	$10.7	$58.5	$140.9

OFF BALANCE SHEET ARRANGEMENTS

The Company has three off balance sheet joint ventures for the purpose of investing in operating properties as follows:

The Company owns a 49% interest in two partnerships which own the Crossroads Shopping Center (“Crossroads”). The Company accounts for its investment in Crossroads using the equity method of accounting as it has a non-controlling investment in Crossroads, but exercises significant influence. As such, the Company’s financial statements reflect its share of income from, but not the assets and liabilities of, Crossroads. The Company’s pro rata share of Crossroads mortgage debt as of September 30, 2004 was $15.9 million. Interest on the debt, which matures in October 2007, has been effectively fixed at 7.2% through variable to fixed-rate swap agreements.

Reference is made to the discussion of Funds I and II under “Uses of Liquidity” in this Item 2 for additional detail related to the Company’s investment in and commitments to Funds I and II. The Company owns a 22% interest in Fund I for which it also uses the equity method of accounting. The Company’s pro rata share of Fund I fixed-rate mortgage debt as of September 30, 2004 was $21.8 million at a weighted average interest rate of 6.4%. The Company’s pro rata share of Fund I variable-rate mortgage debt as of September 30, 2004 was $2.5 million at an interest rate of 4.2%. Maturities on these loans range from May 2005 to January 2023. The Company owns a 20% interest in Fund II for which it also uses the equity method of accounting. Fund II had no mortgage indebtedness as of September 30, 2004.

HISTORICAL CASH FLOW

The following discussion of historical cash flow compares the Company’s cash flow for the nine months ended September 30, 2004 (“2004”) with the Company’s cash flow for the nine months ended September 30, 2003 (“2003”).

Cash and cash equivalents were $13.1 million and $29.6 million at September 30, 2004 and 2003, respectively. The decrease of $16.5 million was a result of the following increases and decreases in cash flows:

	Nine months ended September 30,

	2004	2003	Change

Net cash provided by operating activities	$15.9	$12.6	$3.3
Net cash used in investing activities	$(43.7)	$(11.3)	$(32.4)
Net cash provided by (used in) financing activities	$26.3	$(16.9)	$43.2

The variance in net cash provided by operating activities resulted from an increase of $2.4 million in operating income before non-cash expenses in 2004, which was primarily due to an increase in rents following the redevelopment of the Gateway Shopping Center, re-tenanting activities and increased occupancy across the portfolio as well as an increase in management fee income. In addition, a net increase in cash provided by changes in operating assets and liabilities of $0.9 million resulted primarily from an increase in accounts payable and accrued expenses.

The variance in net cash used in investing activities was primarily the result of additional investments in and advances to unconsolidated partnerships of $27.6 million in 2004 as well as $10.1 million of notes issued in 2004. These increases were partially offset by a $2.5 million earn-out payment in 2003 related to a redevelopement project and a $1.9 million decrease in expenditures for real estate acquisitions, development and tenant installations during 2004.

The increase in net cash provided by (used in) financing activities resulted primarily from $8.2 million of cash provided by the exercise of stock options in 2004 and $55.3 million of cash provided by additional borrowings in 2004. These increases were offset by $17.1 million of additional cash used for the repayment of debt in 2004 and $2.2 million of additional cash paid for dividends and distributions on Common OP units in 2004.

Back to Index

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

Currently, the Company manages its exposure to fluctuations in interest rates primarily through the use of fixed-rate debt and interest rate swap agreements. The Company is a party to current and forward-starting interest rate swap transactions to hedge the Company’s exposure to changes in LIBOR with respect to $86.3 and $62.2 million of notional principal, respectively. The Company also has two interest rate swaps hedging the Company’s exposure to changes in interest rates with respect to $15.9 million of LIBOR based variable-rate debt related to its investment in Crossroads.

The following table sets forth information as of September 30, 2004 concerning the Company’s long-term debt obligations, including principal cash flows by scheduled maturity and weighted average interest rates of maturing amounts (amounts in millions):

Consolidated mortgage debt:

Year				Weighted
	Scheduled			average
	Amortization	Maturities	Total	interest rate

2004	$0.8	$—	$0.8	n/a
2005	3.0	8.7	11.7	3.3%
2006	3.5	—	3.5	n/a
2007	4.4	41.5	45.9	4.4%
2008	5.0	15.0	20.0	3.2%
Thereafter	20.3	122.8	143.1	4.9%

	$37.0	$188.0	$225.0

Mortgage debt in unconsolidated partnerships (at Company’s pro rata share):

				Weighted
	Scheduled			average
Year	amortization	Maturities	Total	interest rate

2004	$0.1	$—	$0.1	n/a
2005	1.3	1.2	2.5	4.5%
2006	1.4	—	1.4	n/a
2007	1.3	16.0	17.3	6.9%
2008	1.0	6.7	7.7	4.7%
Thereafter	3.7	7.4	11.1	7.1%

	$8.8	$31.3	$40.1

Of the Company’s total outstanding debt, $8.7 million will become due at maturity in 2005. As the Company intends on refinancing some or all of such debt at the then-existing market interest rates which may be greater than the current interest rate, the Company’s interest expense would increase by approximately $0.1 million annually if the interest rate on the refinanced debt increased by 100 basis points. Furthermore, interest expense on the Company’s variable debt as of September 30, 2004 would increase by $0.5 million annually for a 100 basis point increase in interest rates. The Company may seek additional variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, the Company would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.

Back to Index

Item 4.         Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d 15(e) under the Securities Exchange Act of 1934, as amended as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

(b) Internal Control over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.         Other Information

Item 1.         Legal Proceedings

There have been no material legal proceedings beyond those previously disclosed in the Company’s filed Annual Report on Form 10 K for the year ended December 31, 2003.

Item 2.         Changes in Securities

None

Item 3.         Defaults Upon Senior Securities

None

Item 4.         Submission of Matters to a Vote of Security Holders

None

Item 5.         Other Information

None

Item 6.         Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Description
3.1	Declaration of Trust of the Company, as amended (1)
3.2	Fourth Amendment to Declaration of Trust (4)
3.3	By-Laws of the Company (5)
4.1	Voting Trust Agreement between the Company and Yale University dated February 27, 2002 (14)
10.1	1999 Share Option Plan (8) (20)
10.2	2003 Share Option Plan (16) (20)
10.3	Form of Share Award Agreement (17) (20)
10.4	Form of Registration Rights Agreement and Lock-Up Agreement (18)
10.5	Registration Rights and Lock-Up Agreement (RD Capital Transaction) (11)
10.6	Registration Rights and Lock-Up Agreement (Pacesetter Transaction) (11)
10.7	Contribution and Share Purchase Agreement dated as of April 15, 1998 among Mark Centers Trust, Mark Centers Limited Partnership, the Contributing Owners and Contributing Entities named therein, RD Properties, L.P. VI, RD Properties, L.P. VIA and RD Properties, L.P. VIB (9)
10.8	Agreement of Contribution among Acadia Realty Limited Partnership, Acadia Realty Trust and Klaff Realty, LP and Klaff Realty, Limited (18)
10.9	Employment agreement between the Company and Kenneth F. Bernstein (6) (20)
10.10	Employment agreement between the Company and Ross Dworman (6) (20)
10.11	Amendment to employment agreement between the Company and Kenneth F. Bernstein (18) (20)
10.12	First Amendment to Employment Agreement between the Company and Kenneth Bernstein dated as of January 1, 2001 (12) (20)
10.13	First Amendment to Employment Agreement between the Company and Ross Dworman dated as of January 1, 2001 (12) (20)
10.14	Letter of employment offer between the Company and Michael Nelsen, Sr. Vice President and Chief Financial Officer dated February 19, 2003 (15) (20)
10.15	Severance Agreement between the Company and Joel Braun, Sr. Vice President, dated April 6, 2001 (13) (20)
10.16	Severance Agreement between the Company and Joseph Hogan, Sr. Vice President, dated April 6, 2001 (13) (20)
10.17	Severance Agreement between the Company and Joseph Napolitano, Sr. Vice President dated April 6, 2001 (18) (20)
10.18	Severance Agreement between the Company and Robert Masters, Sr. Vice President and General Counsel dated January 2001 (18) (20)
10.19	Severance Agreement between the Company and Michael Nelsen, Sr. Vice President and Chief Financial Officer dated February 19, 2003 (15) (20)
10.20	Secured Promissory Note between RD Absecon Associates, L.P. and Fleet Bank, N.A. dated February 8, 2000 (7)
10.21	Promissory Note between 239 Greenwich Associates, L.P. and Greenwich Capital Financial Products, Inc. dated May 30, 2003 (18)
10.22	Open-End Mortgage, Assignment of Leases and Rents, and Security Agreement between 239 Greenwich Associates, L.P. and Greenwich Capital Financial Products, Inc. dated May 30, 2003 (18)
10.23	Promissory Note between Merrillville Realty, L.P. and Sun America Life Insurance Company dated July 7, 1999 (7)
10.24	Secured Promissory Note between Acadia Town Line, LLC and Fleet Bank, N.A. dated March 21, 1999 (7)

Back to Index
10.25	Promissory Note between RD Village Associates Limited Partnership and Sun America Life Insurance Company Dated September 21, 1999 (7)
10.26	Amended and Restated Mortgage Note between Port Bay Associates, LLC and Fleet Bank, N.A. dated July 19, 2000 (3)
10.27	Mortgage and Security Agreement between Port Bay Associates, LLC and Fleet Bank, N.A. dated July 19, 2000 (10)
10.28	Mortgage Note between Port Bay Associates, LLC and Fleet Bank, N.A. dated December 1, 2003 (18)
10.29	Mortgage and Security Agreement, and Assignment of Leases and Rents between Port Bay Associates, LLC and Fleet Bank, N.A. dated December 1, 2003 (18)
10.30	Note Modification Agreement between Port Bay Associates, LLC and Fleet Bank, N.A. dated December 1, 2003 (18)
10.31	Amended and Restated Promissory Note between Acadia Realty L.P. and Metropolitan Life Insurance Company for $25.2 million dated October 13, 2000 (10)
10.32	Amended and Restated Mortgage, Security Agreement and Fixture Filing between Acadia Realty L.P. and Metropolitan Life Insurance Company dated October 13, 2000 (10)
10.33	Term Loan Agreement between Acadia Realty L.P. and The Dime Savings Bank of New York, dated March 30, 2000 (10)
10.34	Mortgage Agreement between Acadia Realty L.P. and The Dime Savings Bank of New York, dated March 30, 2000 (10)
10.35	Promissory Note between RD Whitegate Associates, L.P. and Bank of America, N.A. dated December 22, 2000 (10)
10.36	Promissory Note between RD Columbia Associates, L.P. and Bank of America, N.A. dated December 22, 2000 (10)
10.37	Term Loan Agreement dated as of December 28, 2001, among Fleet National Bank and RD Branch Associates, L.P., et al (13)
10.38	Term Loan Agreement dated as of December 21, 2001, among RD Woonsocket Associates Limited Partnership, et al. and The Dime Savings Bank of New York, FSB (13)
10.39	Option Extension of Term Loan as of December 19, 2003 between RD Woonsocket Associates Limited Partnership, et al. and Washington Mutual Bank, FA (18)
10.40	Revolving Loan Promissory Note dated as of November 22, 2002, among RD Elmwood Associates, L.P. and Washington Mutual Bank, FA (15)
10.41	Revolving Loan Agreement dated as of November 22, 2002, among RD Elmwood Associates, L.P. and Washington Mutual Bank, FA (15)
10.42	Mortgage Agreement dated as of November 22, 2002, among RD Elmwood Associates, L.P. and Washington Mutual Bank, FA (15)
10.43	Note Modification Agreement between RD Elmwood Associates, L.P. and Washington Mutual Bank, FA dated December 19, 2003 (18)
31.1	Certification of Chief Executive Officer pursuant to rule 13a–14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (19)
31.2	Certification of Chief Financial Officer pursuant to rule 13a–14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (19)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (19)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (19)
99.1	Amended and Restated Agreement of Limited Partnership of the Operating Partnership (11)
99.2	First and Second Amendments to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership (11)
99.3	Third Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership (18)
99.4	Fourth Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership (18)
99.5	Certificate of Designation of Series A Preferred Operating Partnership Units of Limited Partnership Interest of Acadia Realty Limited Partnership (2)
99.6	Certificate of Designation of Series B Preferred Operating Partnership Units of Limited Partnership Interest of Acadia Realty Limited Partnership (18)

Back to Index
Notes:
	(1)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal Year ended December 31, 1994
	(2)	Incorporated by reference to the copy thereof filed as an Exhibit to Company’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 1997
	(3)	Incorporated by reference to the copy thereof filed as an Exhibit to Company’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 1998
	(4)	Incorporated by reference to the copy thereof filed as an Exhibit to Company’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 1998
	(5)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Registration Statement on Form S-11 (File No.33-60008)
	(6)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form10-K filed for the fiscal year ended December 31, 1998
	(7)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form10-K filed for the fiscal year ended December 31, 1999
	(8)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Registration Statement on Form S-8 filed September 28, 1999
	(9)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Form 8-K filed on April 20, 1998
	(10)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Form 10-K filed for the fiscal year ended December 31, 2000
	(11)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Registration Statement on Form S-3 filed on March 3, 2000
	(12)	Incorporated by reference to the copy thereof filed as an Exhibit to Company’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2001
	(13)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001
	(14)	Incorporated by reference to the copy thereof filed as an Exhibit to Yale University’s Schedule 13D filed on September 25, 2002
	(15)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2002
	(16)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Definitive Proxy Statement on Schedule 14A filed April 29, 2003.
	(17)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Current Report on Form 8-K filed on July 2, 2003
	(18)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2003
	(19)	Filed herewith.
	(20)	Management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K

The following Form 8-Ks were filed, or furnished as noted in the applicable Form 8-K, during the quarter ended September 30, 2004:

1)	Form 8-K filed July 21, 2004 (earliest event July 21, 2004), reporting in Item 5, a press release announcing the Company entered into a joint venture agreement with six institutional investors.
2)	Form 8-K filed July 26, 2004 (earliest event July 26, 2004), reporting in Item 12, a press release announcing the consolidated financial results for the quarter ended June 30, 2004 as made available as an exhibit to the filing.
3)	Form 8-K filed July 29, 2004 (earliest event July 29, 2004), reporting in Item 7, certain supplemental information concerning the ownership, operations and portfolio of the Registrant as of June 30, 2004 as made available as an exhibit to the filing.
4)	Form 8-K filed September 2, 2004 (earliest event September 2, 2004), reporting in Item 8.01, an initial investment of $23.2 million into an affiliate of Lubert-Adler/Klaff, which is part of the investment consortium, along with Sun Capital Partners, Inc. and Cerberus Capital Management, L.P., that acquired Mervyn’s.

Back to Index

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACADIA REALTY TRUST

November 8, 2004	/s/ Kenneth F. Bernstein

Kenneth F. Bernstein President and Chief Executive Officer (Principal Executive Officer)

November 8, 2004	/s/ Michael Nelsen

Michael Nelsen Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)