Form 10-K
period 2004-12-31
ACADIA REALTY TRUST
filed 2005-03-16
CIK 899629

Click here to Contents

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐

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

☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

YES	NO

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was $400.4 million, based on a price of $13.74 per share, the average sales price for the Registrant’s shares of beneficial interest on the New York Stock Exchange on that date.

The number of shares of the Registrant’s Common Shares of Beneficial Interest outstanding on March 14, 2005 was 31,387,575.

DOCUMENTS INCORPORATED BY REFERENCE

Part III – Definitive proxy statement for the 2005 Annual Meeting of Shareholders presently scheduled to be held May 18, 2005, to be filed pursuant to Regulation 14A.

Click here to Cover

TABLE OF CONTENTS
Form 10-K Report

Back to Contents

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 and as such may involve known and unknown risks, uncertainties and other factors which may cause the Company’s actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative thereof or other variations thereon or comparable terminology. Factors which could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to those set forth under the heading “Risk Factors” in this Annual Report on Form 10-K. These risks and uncertainties should be considered in evaluating any forward-looking statements contained or incorporated by reference herein.

Back to Contents

PART I

ITEM 1.	BUSINESS

GENERAL

Acadia Realty Trust (the “Company” or “Acadia”) was formed on March 4, 1993 as a Maryland Real Estate Investment Trust (“REIT”). The Company is a fully integrated, self-managed and self-administered equity REIT focused primarily on the ownership, acquisition, redevelopment and management of neighborhood and community shopping centers. The Company currently operates 69 properties, which it owns or has an ownership interest in, consisting of 64 neighborhood and community shopping centers, one shopping center under development, one enclosed mall, one mixed-use property (retail/residential) and two multi-family properties, which are located primarily in the Northeast, Mid-Atlantic and Midwestern regions of the United States and, in total, comprise approximately 9.6 million square feet.

All of the Company’s assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership, a Delaware limited partnership (the “Operating Partnership”) and its majority-owned subsidiaries. As of December 31, 2004, the Company controlled 99% of the Operating Partnership as the sole general partner. As the general partner, the Company is entitled to share, in proportion to its percentage interest, in the cash distributions and profits and losses of the Operating Partnership. The limited partners represent entities or individuals who contributed their interests in certain properties or partnerships to the Operating Partnership in exchange for common or preferred units of limited partnership interest (“Common OP Units” or “Preferred OP Units”). Limited partners holding Common OP Units are generally entitled to exchange their units on a one-for-one basis for common shares of beneficial interest of the Company (“Common Shares”). This structure is commonly referred to as an umbrella partnership REIT or “UPREIT”.

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

In addition to its direct investments in real estate assets, the Company has also capitalized on its expertise in the acquisition, redevelopment, leasing and management of retail real estate by establishing a joint venture in which the Company earns, in addition to a return on its equity interest, fees for its services. In September 2001, the Company and four of its institutional shareholders formed a joint venture, Acadia Strategic Opportunity Fund, LP (“Fund I”), whereby the investors committed $70 million for the purpose of acquiring real estate assets. The Company, which contributed an additional $20 million to Fund I, is the general partner with a 22% interest. In addition to a pro-rata return on its invested equity, the Company is entitled to a profit participation based upon certain investment return thresholds. Cash flow is distributed pro-rata to the partners (including the Company) until they have received a 9% cumulative return on, and a return of all capital contributions. Thereafter, remaining cash flow is distributed 80% to the partners (including the Company) and 20% to the Company. The Company also earns a fee for asset management services equal to 1.5% of the total equity commitments, as well as fees for property management, leasing and construction services.

A total of 2,212 Series A Preferred OP Units (“Series A Units”) were issued November 16, 1999 in connection with the acquisition of all the partnership interests of the limited partnership which owns the Pacesetter Park Shopping Center. These Series A Units have a stated value of $1,000 each and are entitled to a quarterly preferred distribution of the greater of (i) $22.50 (9% annually) per Series A Units or (ii) the quarterly distribution attributable to a Series A Units if such unit were converted into a Common OP Unit. The Series A Units are currently convertible into Common OP Units based on the stated value divided by $7.50. After November 16, 2006, either the Company or the holders can call for the conversion of the Series A Units at the lesser of $7.50 or the market price of the Common Shares as of the conversion date. A total of 1,580 Series A Units were outstanding as of December 31, 2004 following the conversion of 632 Series A Units to Common OP Units during 2003.

Back to Contents

On January 27, 2004, the Operating Partnership issued 4,000 Series B Preferred Units (“Series B Units”) in connection with the acquisition from Klaff Realty, L.P. (“Klaff”) of its rights to provide asset management, leasing, disposition, development and construction services for an existing portfolio of retail properties (the “Klaff Properties”) totaling approximately 10 million square feet of retail space located throughout the United States. The acquisition involves only Klaffs’ rights associated with operating the Klaff Properties and does not include equity interests in assets owned by Klaff or Lubert-Adler. The Series B Units have a stated value of $1,000 each and are entitled to a quarterly preferred distribution of the greater of (i) $13.00 (5.2% annually) per Series B Units or (ii) the quarterly distribution attributable to a Series B Unit if such unit were converted into a Common OP Unit. The Series B Units are convertible into Common OP Units based on the stated value of $1,000 divided by $12.82 at any time. Additionally, the holder of the Series B Units may redeem them at par for either cash or Common OP Units (at the Company’s option) after the earlier of January 27, 2007, or the occurrence of certain events including a change in control of the Company. Finally, after January 27, 2009, the Company may redeem the Series B Units and convert them into Common OP Units at market value as of the redemption date. In response to a subsequent request from Klaff, the Company’s Board of Trustees approved a waiver on February 24, 2004 which allows Klaff to redeem 1,500 Series B Units at any time for cash. Klaff has not redeemed any Series B Units as of the date of this Form 10K filing.

RECENT DEVELOPMENTS

Acquisition Initiatives

On June 15, 2004, the Company closed its second acquisition fund, Acadia Strategic Opportunity Fund II, LLC (“Fund II), which includes all of the investors from Fund I as well as two new institutional investors. With $300 million of committed discretionary capital, Fund II expects to be able to acquire up to $900 million of real estate assets on a leveraged basis. The Company is the managing member with a 20% interest in Fund II. The terms and structure of Fund II are substantially the same as Fund I with the exceptions that the preferred return is 8% and the asset management fee is calculated on committed equity of $250 million through June 15, 2005 and then on the total committed equity of $300 million thereafter. To date, Fund II has invested in the RCP Venture and the New York Urban Infill Redevelopment initiative as discussed below.

On January 27, 2004, in addition to acquiring the management rights to the Klaff Properties as discussed in further detail in “Business-General” in Item 1 of this Form 10K, the Company also entered into the Retailer Controlled Property Venture (the “RCP Venture”) with Klaff and Klaff’s long time capital partner Lubert-Adler Management, Inc. (“Lubert-Adler”) for the purpose of making investments in surplus or underutilized properties owned by retailers. The initial size of the RCP Venture is expected to be approximately $300 million in equity based on anticipated investments of approximately $1 billion. Each participant in the RCP Venture has the right to opt out of any potential investment. The Company and its current acquisition funds, Funds I and II, anticipate investing 20% of the equity of the RCP Venture. Cash flow is to be distributed to the partners until they have received a 10% cumulative return and a full return of all contributions. Thereafter, remaining cash flow is to be distributed 20% to Klaff (“Klaff’s Promote”) and 80% to the partners (including Klaff). The Company will also earn market-rate fees for property management, leasing and construction services on behalf of the RCP Venture. In the third quarter of 2004, the Company made its first RCP Venture investment with its participation in the acquisition of Mervyn’s as discussed in “PROPERTY ACQUISITIONS” in Item 1 of this Form 10-K and the RCP Venture is currently exploring additional investment opportunities.

In September of 2004, Acadia launched its New York Urban Infill Redevelopment initiative. As retailers are beginning to recognize that many of the nation’s urban markets are underserved from a retail standpoint, the Company intends to capitalize on this trend by investing in redevelopment projects in dense urban areas where retail tenant demand has effectively surpassed the supply of available sites.  To date, the Company, in conjunction with its investment partner, P/A Associates, LLC (“P/A”), has invested in two projects through Fund II as discussed further in “PROPERTY ACQUISITIONS” in this Item 1 of this Form 10-K.

The membership agreement between Fund II and P/A provides, among other things, that, subject to a maximum of $2 million, P/A will contribute 10% of the first $10.0 million of required capital for the joint venture and 5% of the required capital thereafter. Cash flow is to be distributed pro-rata to the members until they have received a 10% cumulative return and a full return of all contributions. Thereafter, 60% of the remaining cash flow is to be distributed to Fund II and 40% to P/A, subject to Fund II receiving an 18% internal rate of return on all invested capital. The Company will also earn market-rate fees for property management, leasing and construction services on behalf of Fund II.

Capital Market Transactions

In March of 2004, a secondary public offering was completed for a total of 5,750,000 Common Shares. The selling shareholders, Yale University and its affiliates (“Yale”) and Ross Dworman, a former trustee, sold 4,191,386 and 1,558,614 Common Shares, respectively. Yale was a major participant in the RDC Transaction, owning, at one time, approximately one-third of all outstanding Common Shares of the Company. Following this transaction, Yale owned approximately 4.6 million Common Shares, or approximately 16% of the Company’s outstanding Common Shares. The Company did not sell any Common Shares in the offering and did not receive any proceeds from the offering.

Back to Contents

During November 2004, the Company issued 1,890,000 Common Shares (the “Offering”). The Offering was made pursuant to shelf registration statements filed under the Securities Act of 1933, as amended, and previously declared effective by the Securities and Exchange Commission on March 29, 2000, May 14, 2003 and March 19, 2004. The $28.3 million in proceeds from the Offering, net of related costs, were used to retire above-market, fixed-rate indebtedness as well as to invest in real estate assets. Yale, and Kenneth F. Bernstein, the Company’s Chief Executive Officer, also sold 1,000,000, and 110,000 Common Shares, respectively, in connection with this transaction.  Mr. Bernstein sold 110,000 Common Shares in connection with his exercise of options to purchase 150,000 Common Shares. In connection with the Offering, the Company and all insiders, including Yale, agreed to a 90-day lockup period. After the Offering, Yale owned approximately 3.6 million Common Shares, or approximately 12% of all outstanding Common Shares of the Company.

Corporate Governance Initiatives

In March of 2004, following the initial restructuring of its governing process and the establishment of the position of an independent Lead Trustee in 2003, Acadia announced the next phase of its corporate governance initiatives. In connection with the Company’s efforts to transition to a more independent board of trustees, it announced that four individuals would not stand for re-election at its 2004 annual meeting of shareholders. Mr. Bernstein, along with four independent trustees, were re-elected and two new independent trustees were elected. In addition, Mr. Dworman, former Chairman and Chief Executive Officer, resigned as a trustee. In conjunction with his resignation, Mr. Dworman exercised all of his outstanding share options. These options to purchase one million common shares at $7.50 per share were granted pursuant to the RDC Transaction. As a result of the 2004 governance initiatives, six of the Company’s seven board members are currently independent.

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
–
Generate external growth through an opportunistic yet disciplined acquisition program. The emphasis is on targeting transactions with high inherent opportunity for the creation of additional value through redevelopment and leasing and/or transactions requiring creative capital structuring to facilitate the transactions

Growth Strategy - Opportunistic Acquisition Platforms

In 2002 and 2003, Acadia’s acquisition program was executed exclusively through its acquisition joint venture, Fund I. Historically, the Company has focused on targeting assets for acquisition that have superior in-fill locations, restricted competition due to high barriers of entry and in-place below-market anchor leases with the potential to create significant additional value through re-tenanting, timely capital improvements and property redevelopment. The Company has considered both single assets and portfolios in its acquisition program. Although the Company currently operates properties in the Northeast, Mid-Atlantic and Midwest region, and therefore focused on potential acquisitions within these geographic areas, it would consider portfolio acquisitions outside its current geographic footprint.

Following its success with Fund I, the Company formed a second, larger acquisition joint venture, Fund II, during 2004 as discussed in  “RECENT DEVELOPMENTS” in Item 1 of this Form 10-K.  As the demand for retail real estate has significantly increased during 2003 and 2004, there has been a commensurate increase in selling prices. In an effort to generate superior risk-adjusted returns for its shareholders and joint venture investors, the Company channeled its acquisition efforts in two new opportunistic joint ventures launched during 2004 – the RCP Venture and New York Urban Infill initiative (also discussed in  “RECENT DEVELOPMENTS” in Item 1 of this Form 10-K). .

The Company will seek to invest opportunistically, through Funds I and II, in the RCP Venture primarily in the following three ways:

–	working with financially healthy retailers to create value from their surplus real estate;
–	acquiring properties, designation rights or other control of real estate or leases associated with retailers in bankruptcy; and
–	completing sale/leasebacks with retailers in need of capital.

The Company also intends to invest, through Fund II, in the New York Urban Infill initiative, which focuses on investing in redevelopment projects located in dense urban population areas where retail tenant demand has effectively surpassed the supply of available sites.

The Company may also invest in preferred equity investments, mortgages, other real estate interests and other investments. The mortgages in which the Company invests in may be either first mortgages or mezzanine debt, where the Company believes the underlying value of the real estate collateral is in excess of its loan balance.

Back to Contents

The Company also regularly engages in discussions with public and private entities regarding business combinations. Furthermore, the Company may consider either acquiring directly or engaging in additional joint ventures related to property acquisition and development. The requirements that acquisitions be accretive on a long-term basis based on the Company’s cost of capital, as well as increase the overall portfolio quality and value, are core to the Company’s acquisition program. As such, the Company constantly evaluates the blended cost of equity and debt and adjusts the amount of acquisition activity to align the level of investment activity with capital flows.

Operating Strategy - Experienced Management Team with Proven Track Record

Acadia’s senior management team has an average of 7 years with the Company and its predecessors and 24 years in the real estate industry. During 2002, the management team successfully completed a multi-year portfolio repositioning initiative that significantly improved the quality of the Company’s portfolio and tenant base. The Company believes its management team has demonstrated the ability to create value internally through anchor recycling, property redevelopment and strategic non-core dispositions.

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

The Company typically holds its properties for long-term investment. As such, it continuously reviews the existing portfolio and implements programs to renovate and modernize targeted centers to enhance the property’s market position. This in turn strengthens the competitive position of the leasing program to attract and retain quality tenants, increasing cash flow and consequently property value. The Company also periodically identifies certain properties for disposition and redeploys the capital to existing centers or acquisitions with greater potential for capital appreciation. The Company’s portfolio consists primarily of neighborhood and community shopping centers, which are generally dominant centers in high barrier-to-entry markets. The anchors at these centers typically pay market or below-market rents and have low rent-to-sales ratios, which are, on average, less than 5%. Furthermore, supermarket tenants anchor approximately two-thirds of the core portfolio. These attributes enable the properties to better withstand a weakening economy while also creating opportunities to increase rental income.

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

PROPERTY ACQUISITIONS

RCP Venture

In September 2004, the Company made its first RCP Venture investment with its participation in the acquisition of Mervyn’s. Affiliates of Funds I and Fund II, through separately organized, newly formed limited liability companies on a non-recourse basis, invested in the acquisition of Mervyn’s through the RCP Venture, which, as part of an investment consortium of Sun Capital and Cerberus, acquired Mervyn’s from Target Corporation. The total acquisition price was approximately $1.2 billion subject to debt of approximately $800.0 million. Affiliates of Funds I and II invested equity aggregating $23.2 million on a non-recourse basis, which was divided equally between them, with the Company's total share of equity investment equaling $4.9 million. Mervyn’s is a 257-store discount retailer with a very strong West Coast concentration. The majority of the stores are well-located in high-barrier to entry markets, which we believe gives a recapitalized and refocused operator the opportunity to create a productive retail platform and subsequent future value.

New York Urban Infill Initiative

Fordham Road - On September 29, 2004, in conjunction with its investment partner, P/A, the Company (through Fund II) purchased 400 East Fordham Road in The Bronx, NY. The property, a multi-level retail and commercial building, is located at the intersection of East Fordham Road and Webster Avenue, near Fordham University. Acadia believes Fordham Road is the strongest retail area in The Bronx and the third largest retail corridor in New York City, with over 650,000 people in a two-mile radius and retail sales in excess of $500 million. Sears is the major tenant of the property, retailing on four levels.

The redevelopment of the property is scheduled to commence in 2007 following the expiration of the Sears lease, which was originally signed in 1964. However, depending on current negotiations with both Sears and other potential anchors, the timeframe of the redevelopment may be accelerated. The strength of the retail market in The Bronx is evidenced by core retail rents exceeding $75 per square foot in the marketplace with many retailers utilizing multi-level formats. As part of the redevelopment, there is the potential for additional expansion of up to 85,000 square feet of space. The total cost of the redevelopment project, including the acquisition cost of $30 million, is estimated to be between $65 and $70 million, depending on the ultimate scope of the project.

Back to Contents

Pelham Manor - On October 1, 2004, Fund II initiated its second urban/infill project in conjunction with P/A. Fund II entered into a 95-year ground lease to redevelop a 16-acre site in Pelham Manor, Westchester County, New York. The property is in an upper middle-income, infill neighborhood located approximately 10 miles from Manhattan with over 400,000 people in a three-mile radius. The redevelopment contemplates the demolition of the existing industrial and warehouse buildings, and replacing them with a multi-anchor community retail center. The Company anticipates the redevelopment to cost between $30 and $33 million, with construction anticipated to commence within the next 12 to 24 months. In the interim, the property will continue to be operated as an industrial and warehouse facility. Prior to commencement of the redevelopment process, the ground rent payment is projected to equal the warehouse rents collected.

Fund I

To date, Fund I has purchased a total of 35 assets totaling 2.7 million square feet. Details of these acquisitions are as follows:

2004 Acquisitions

On March 11, 2004, Fund I, in conjunction with the Company’s long-time investment partner, Hendon Properties (“Hendon”), purchased a $9.6 million first mortgage loan from New York Life Insurance Company for $5.5 million. The loan, which was secured by a 235,000 square foot shopping center in Aiken, South Carolina, was in default at acquisition. Fund I and Hendon acquired the loan with the intention of pursuing ownership of the property securing the debt. Fund I provided 90% of the equity capital and Hendon provided the remaining 10% of the equity capital used to acquire the loan. Hendon is entitled to receive profit participation in excess of its proportionate equity interest. The property is currently anchored by a Kroger supermarket and was only 56% occupied at acquisition due to the vacancy of a former Kmart store. Subsequent to the acquisition of the loan, Fund I and Hendon obtained fee title to this property and currently plan to redevelop and re-anchor the center. The Company loaned $3.2 million to the property-owning entity in connection with the purchase of the first mortgage loan. The note matures March 9, 2006, and bears interest at 7% for the first year and 6% for the second year. In addition to its loan to Fund I, the Company invested $0.9 million, primarily its pro-rata share of equity as a partner in Fund I. In September 2004, Fund I and Hendon purchased the Pine Log Plaza for $1.5 million. The 35,000 square foot center is located in front of and adjacent to the Hitchcock Plaza. Related to this transaction, the Company provided an additional $0.75 million loan to Fund I with a March 2006 maturity and interest at 7% for the first year and 6% for the second year.

In May 2004, Fund I and an unaffiliated partner, each with a 50% interest, acquired a 35,000 square foot shopping center in Tarrytown, New York, for $5.3 million. Related to this acquisition, the Company loaned $2.0 million to Fund I which bears interest at the prime rate and matures May 2005. The 35,000 square foot, Westchester, NY property (New York City MSA), was formerly anchored by a 25,000 square foot Grand Union supermarket. The redeveloped property will include a 15,000 square foot Walgreen’s drugstore, a 10,000 square foot junior anchor with the balance of space leased to shop tenants.

In May 2004, Fund I acquired a 50% interest in the Haygood Shopping Center and the Sterling Heights Shopping Center for an aggregate investment of $3.2 million. These assets are part of the portfolio that the Company currently manages as a result of its January 2004 acquisition of certain management contracts. The Haygood Shopping Center is a 165,000 square foot shopping center located in Virginia Beach, VA. It is currently 69% occupied and anchored by Rose’s Department Store and Eckerd Drug. Redevelopment of this property will most likely include the replacement of Rose’s with a new supermarket anchor. The Sterling Heights Shopping Center, located in Sterling Heights, MI (suburb of Detroit), totals 141,000 square feet. The property is also 69% occupied and is anchored by Burlington Coat Factory. Redevelopment activities will include the complete renovation of the property and the re-leasing of the current vacancy.

2003 and 2002 Acquisitions

Brandywine Portfolio - In January of 2003, Fund I acquired a major open-air retail complex located in Wilmington, Delaware. The approximately 1.0 million square foot value-based retail complex consists of the following two properties:

Market Square Shopping Center -A 103,000 square foot community shopping center (including a 15,000 square foot outparcel building) which is 100% leased and anchored by a T.J. Maxx and a Trader Joe’s gourmet food market.

Brandywine Town Center - A two phase open-air value retail center. The first phase (“Phase I”) is approximately 450,000 square feet and 100% occupied, with tenants including Lowe’s, Bed Bath & Beyond, Regal Cinema, Michaels, Petsmart, Old Navy, Annie Sez, Thomasville Furniture and Dick’s Sporting Goods. The second phase (“Phase II”) consists of approximately 420,000 square feet of existing space, of which Target occupies 138,000 square feet and Bombay occupies 9,000 square feet. The balance of Phase II is currently not occupied.

The initial investment for this portfolio was approximately $86.3 million, inclusive of closing and other related acquisition costs. Fund I will also pay additional amounts for the current vacant space in Phase II when and if it is leased and occupied (the “Earn-out”). To date, Fund I has incurred costs of $20.6 million for Earn-out space. The additional investment for Earn-out space is projected to be between $25.0 million and $30.0 million.

Back to Contents

Kroger/Safeway Portfolio – In January of 2003, Fund 1 formed a joint venture (the “Kroger/Safeway JV”) with an affiliate of real estate developer and investor AmCap Incorporated (“AmCap”) for the purpose of acquiring a portfolio of twenty-five supermarket leases for $48.9 million inclusive of the closing and other related acquisition costs. The portfolio, which aggregates approximately 1.0 million square feet, consists of 25 anchor-only leases with Kroger (12 leases) and Safeway supermarkets (13 leases). The majority of the properties are free-standing and all are triple-net leases. The Kroger/Safeway JV acquired the portfolio subject to long-term ground leases with terms, including renewal options, averaging in excess of 80 years, which are master leased to a non-affiliated entity. The rental options for the supermarket leases at the end of their primary lease term in approximately five years (“Primary Term”) are at an average of $5.13 per square foot. Although there is no obligation for the Kroger/Safeway JV to pay ground rent during the Primary Term, to the extent it exercises an option to renew a ground lease for a property at the end of the Primary Term, it will be obligated to pay an average ground rent of $1.55 per square foot.

The following table sets forth more specific information with respect to the 25 supermarket leases:

Location	Tenant	Gross leasable area (“GLA”)	Current rent	Rent upon initial option commencement	Lease expiration year/ Last option expiration year

Great Bend, KS	Kroger Co. (1)	48,000	$3.87	$2.40	2009/2049
Cincinnati, OH	Kroger Co.	32,200	8.69	5.36	2009/2049
Conroe, TX	Kroger Co. (2)	75,000	7.46	4.60	2009/2049
Harahan, LA	Kroger Co. (2)	60,000	7.44	4.61	2009/2049
Indianapolis, IN	Kroger Co.	34,000	6.28	3.87	2009/2049
Irving, TX	Kroger Co.	43,900	7.01	4.32	2009/2049
Pratt, KS	Kroger Co. (1)	38,000	6.11	3.78	2009/2049
Roanoke, VA	Kroger Co.	36,700	13.98	8.62	2009/2049
Shreveport, LA	Kroger Co.	45,000	11.30	6.96	2009/2049
Wichita, KS	Kroger Co. (1)	50,000	12.07	7.48	2009/2049
Wichita, KS	Kroger Co. (1)	40,000	11.25	6.97	2009/2049
Atlanta, TX	Safeway (3)	31,000	7.91	3.98	2009/2049
Batesville, AR	Safeway (1)	29,000	11.35	5.72	2009/2049
Benton, AR	Safeway (1)	33,500	9.35	4.71	2009/2049
Carthage, TX	Safeway (1)	27,700	8.17	4.12	2009/2049
Little Rock, AR	Safeway (1)	36,000	13.07	6.58	2009/2049
Longview, WA	Safeway	48,700	8.90	4.48	2009/2049
Mustang, OK	Safeway (1)	30,200	8.24	4.15	2009/2049
Roswell, NM	Safeway (2)	36,300	11.80	5.94	2009/2049
Ruidoso, NM	Safeway (1)	38,600	11.85	5.97	2009/2049
San Ramon, CA	Safeway	54,000	9.86	4.96	2009/2049
Springerville, AZ	Safeway	30,500	9.60	4.83	2009/2049
Tucson, AZ	Safeway	41,800	9.30	4.68	2009/2049
Tulsa, OK	Safeway (1)	30,000	9.84	4.96	2009/2049
Cary, NC	Kroger Co. (3)	48,000	7.38	4.55	2009/2049

	Total	1,018,100

Notes:
(1)	The tenant is obligated to pay rent pursuant to the lease and has sub-leased this location to a supermarket sub-tenant.
(2)	The tenant is obligated to pay rent pursuant to the lease and has sub-leased this location to a non-supermarket sub-tenant.
(3)	The tenant is currently not operating at this location although it continues to pay rent in accordance with the lease.

Ohio Portfolio – In September of 2002, Fund I acquired three supermarket-anchored shopping centers located in Cleveland and Columbus, Ohio for a total purchase price of $26.7 million. Additional information on these properties is included in Item 2 of this Form 10-K.

OTHER INVESTMENTS

In March of 2005, the Company invested $20 million in a preferred equity position (“Preferred Equity”) with Levitz SL, L.L.C. (“Levitz SL”), the owner of 2.5 million square feet of fee and leasehold interests in 30 locations (the “Properties”), the majority of which are currently leased to Levitz Furniture Stores. Klaff is a managing member of Levitz SL. The Preferred Equity receives a return of 10%, plus a minimum return of capital of $2 million per annum. At the end of 12 months, the rate of return will be reset to the six-month LIBOR plus 644 basis points. The Preferred Equity is redeemable at the option of Levitz SL at any time, although if redeemed during the first 12 months, the redemption price is equal to the outstanding amount of the Preferred Equity, plus the return calculated for the remainder of the 12-month period.

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

The Company also periodically identifies certain properties for disposition and redeploys the capital to existing centers or acquisitions with greater potential for capital appreciation. In 2004, the Company disposed of the East End Centre, a 308,000 square foot shopping center, formerly anchored by an Ames department store located in Wilkes-Barre, Pennsylvania for $12.4 million.

Back to Contents

PROPERTY REDEVELOPMENT AND EXPANSION

The Company’s redevelopment program focuses on selecting well-located neighborhood and community shopping centers and creating significant value through re-tenanting and property redevelopment. During 2004, the Company completed the redevelopment of the New Loudon Center, located  in Latham, New York. A new anchor, The Bon Ton Department Store,  opened for business during the fourth quarter of 2003 as part of the redevelopment of this shopping center. Occupying 66,000 square feet formerly occupied by an Ames department store, Bon Ton is paying base rent at a 15% increase over that of Ames. During 2004, Marshall’s, an existing tenant at the center, expanded its current 26,000 square foot store to 37,000 square feet. The Company also installed a new 49,000 square foot Raymour and Flanigan Furniture store at this center during 2004. This community shopping center is now 100% occupied. Total costs incurred to date by the Company for this project totaled $0.4 million.

The Company has re-anchored the Town Line Plaza, located in Rocky Hill, Connecticut, with a new Super Stop & Shop supermarket, replacing a former GU Markets supermarket. The former building was demolished and replaced with a 66,000 square foot Super Stop & Shop. The new supermarket anchor is paying gross rent at a 33% increase over that of the former tenant with no interruption in rent payments. Total costs incurred for this project totaled $1.7 million.

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

CORPORATE HEADQUARTERS AND EMPLOYEES

The Company’s executive offices are located at 1311 Mamaroneck Avenue, Suite 260, White Plains, New York 10605, and its telephone number is (914) 288-8100. The Company has 129 employees, of which 65 are located at the executive office, 7 at the Pennsylvania regional office and the remaining property management personnel are located on-site at the Company’s properties.

COMPANY WEBSITE

All of the Company’s filings with the Securities and Exchange Commission, including the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge at the Company’s website at www.acadiarealty.com, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission. These filings can also be accessed through the Securities and Exchange Commission’s website at www.sec.gov. Alternatively, the Company will provide paper copies of its filings free of charge upon request.

CODE OF ETHICS AND WHISTLEBLOWER POLICIES

During 2003, the Company’s Board of Trustees adopted a Code of Ethics for Senior Financial Officers that applies to the Company’s Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Controller and Assistant Controllers. The Board also adopted a Code of Business Conduct and Ethics applicable to all employees, as well as a “Whistleblower Policy”. Copies of these documents are available in the Investor Information section of the Company’s website.

RISK FACTORS

If any of the following risks actually occur, the Company’s business, results of operations and financial condition would likely suffer. This section includes or refers to certain forward-looking statements. Refer to the explanation of the qualifications and limitations on such forward-looking statements discussed elsewhere in this Annual Report on Form 10-K.

Back to Contents

The Company relies on revenues derived from major tenants.

The Company derives significant revenues from certain anchor tenants that occupy space in more than one center. The Company could be adversely affected in the event of the bankruptcy or insolvency of, or a downturn in the business of, any of the Company’s major tenants, or in the event that any such tenant does not renew its leases as they expire or renews at lower rental rates. Vacated anchor space not only would reduce rental revenues if not re-tenanted at the same rental rates but also could adversely affect the entire shopping center because of the loss of the departed anchor tenant’s customer drawing power. Loss of customer drawing power also can occur through the exercise of the right that most anchors have to vacate and prevent re-tenanting by paying rent for the balance of the lease term, or the departure of an anchor tenant that owns its own property. In addition, in the event that certain major tenants cease to occupy a property, such an action may result in a significant number of other tenants having the right to terminate their leases, or pay a reduced rent based on a percentage of the tenant’s sales, at the affected property, which could adversely affect the future income from such property.

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

Under the terms of the Company’s Funds I and II joint ventures, the Company is required to first offer to Funds I and II all of the Company’s opportunities to acquire retail shopping centers. Only if (i) the Company’s joint venture partner elects not to approve Funds I and II’s pursuit of an acquisition opportunity (ii) the ownership of the acquisition opportunity by Funds I and II would create a material conflict of interest for the Company, (iii) the Company requires the acquisition opportunity for a “like-kind” exchange; or (iv) the consideration payable for the acquisition opportunity is the Company’s Common Shares, OP Units or other securities, may the Company pursue the opportunity directly. As a result, the Company may not be able to make attractive acquisitions directly and may only receive a minority interest in such acquisitions through Funds I and II.

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

Back to Contents

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

Certain of the Company’s tenants have experienced financial difficulties and have filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code (“Chapter 11 Bankruptcy”). Pursuant to bankruptcy law, tenants have the right to reject their leases. In the event the tenant exercises this right, the landlord generally has the right to file a claim for lost rent equal to the greater of either one year’s rent (including tenant expense reimbursements) for remaining terms greater than one year, or 15% of the rent remaining under the balance of the lease term, but not to exceed three years rent. Actual amounts to be received in satisfaction of those claims will be subject to the tenant’s final plan of reorganization and the availability of funds to pay its creditors.

Since January 1, 2002, there have been three significant tenant bankruptcies within the Company’s portfolio. On January 22, 2002 Kmart filed for protection under Chapter 11 Bankruptcy. This tenant currently operates in five locations in the Company’s wholly-owned portfolio totaling approximately 520,000 square feet. Rental revenues from Kmart at these locations totaled $2.7 million, $2.8 million and $2.7 million for the years ended December 31, 2004, 2003 and 2002, respectively. Kmart also operated in a location occupying 101,000 square feet at a property in which the Company holds a 49% ownership interest. The Company’s pro-rata share of rental revenues from the tenant at this location were $0.6 million for each of the years ended December 31, 2004, 2003 and 2002, respectively. On May 5, 2003, Kmart emerged from bankruptcy and continues to operate at all of the above locations.

On May 30, 2003, The Penn Traffic Company (“Penn Traffic”) filed for protection under Chapter 11 Bankruptcy. Penn Traffic operates in one location in the Company’s wholly-owned portfolio in 52,000 square feet. Rental revenues from this tenant at this location were $0.5 million for each of the years ended December 31, 2004, 2003 and 2002, respectively. Penn Traffic also operated in a location occupying 55,000 square feet at a property in which the Company, through Fund I, holds a 22% ownership interest. The Company’s pro-rata share of rental revenues from the tenant at this location were $22,000, $147,000 and $36,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Penn Traffic continues to operate in the Company’s wholly-owned location and has assumed this lease. Penn Traffic rejected the lease at the Fund I location on February 20, 2004.

On January 14, 2004, KB Toys (“KB”) filed for protection under Chapter 11 Bankruptcy. KB operated in five locations in the Company’s wholly-owned portfolio totaling approximately 41,000 square feet. Rental revenues from KB at these locations aggregated $ 0.8 million, $0.7 million and $0.7 million for the years ended December 31, 2004, 2003 and 2002, respectively. KB also operated in a location occupying 20,000 square feet at a property in which the Company holds a 22% ownership interest. Through Fund I, the Company’s pro-rata share of rental revenues from the tenant at this location were $37,000, $87,000 and $0 for the years ended December 31, 2004, 2003 and 2002, respectively. KB rejected the lease at two of the locations and continues to operate in three of the Company’s wholly-owned location but has neither assumed nor rejected these three leases. The tenant has rejected the lease at the Fund I property.

The Company could be adversely affected by poor market conditions where properties are geographically concentrated.

The Company’s performance depends on the economic conditions in markets in which the Company’s properties are concentrated. The Company has significant exposure to the New York region, from which the Company derives 29% of the annual base rents within its wholly-owned portfolio. The Company’s operating results could be adversely affected if market conditions, such as an oversupply of space or a reduction in demand for real estate, in this area becomes more competitive relative to other geographic areas.

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

One of the factors that may influence the trading price of the Company’s Common Shares is the annual dividend rate on the Company’s Common Shares as a percentage of its market price. An increase in market interest rates may lead purchasers of the Company’s Common Shares to seek a higher annual dividend rate, which could adversely affect the market price of the Company’s Common Shares and the Company’s ability to raise additional equity in the public markets.

Back to Contents

The Company could become highly leveraged, resulting in increased risk of default on the Company’s obligations and in an increase in debt service requirements which could adversely affect the Company’s financial condition and results of operations and the Company’s ability to pay distributions .

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

The Company’s loan agreements contain customary representations, covenants and events of default. Certain loan agreements require the Company to comply with certain affirmative and negative covenants, including the maintenance of certain debt service coverage and leverage ratios. In addition, as of December 31, 2004, loans secured by five of the Company’s properties, totaling $44.5 million, are subject to cross-collateralization and cross-default provisions and two loans, aggregating $29.9 million, are also subject to cross- collateralization and cross-default provisions.

Interest expense on the Company’s variable debt as of December 31, 2004 would increase by $70,000 annually for a 100 basis point increase in interest rates. The Company may seek additional variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, the Company would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.

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

From time to time, in connection with the conduct of the Company’s business, and prior to the acquisition of any property from a third party or as required by the Company’s financing sources, the Company authorizes the preparation of Phase I environmental reports and, when necessary, Phase II environmental reports, with respect to the Company’s properties. Based upon these environmental reports and the Company’s ongoing review of the Company’s properties, as of the date of this prospectus supplement, the Company is not aware of any environmental condition with respect to any of the Company’s properties that the Company believes would be reasonably likely to have a material adverse effect on the Company. There can be no assurance, however, that the environmental reports will reveal all environmental conditions at the Company’s properties or that the following will not expose the Company to material liability in the future:

–	the discovery of previously unknown environmental conditions;
–	changes in law;
–	activities of tenants; or
–	activities relating to properties in the vicinity of the Company’s properties.

Back to Contents

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

Back to Contents

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

To maintain the Company’s status as a REIT for federal income tax purposes, the Company is generally required to distribute to the Company’s shareholders at least 90% of the Company’s taxable income for that calendar year. The Company’s taxable income is determined without regard to any deduction for dividends paid and by excluding net capital gains. To the extent that the Company satisfies the distribution requirement, but distributes less than 100% of the Company’s taxable income, the Company will be subject to federal corporate income tax on the Company’s undistributed income. In addition, the Company will incur a 4% nondeductible excise tax on the amount, if any, by which the Company’s distributions in any year are less than the sum of (i) 85% of the Company’s ordinary income for that year, (ii) 95% of the Company’s capital gain net income for that year and (iii) 100% of the Company’s undistributed taxable income from prior years. The Company intends to continue to make distributions to the Company’s shareholders to comply with the distribution requirements of the Internal Revenue Code and to reduce exposure to federal income and nondeductible excise taxes. Differences in timing between the receipt of income and the payment of expenses in determining the Company’s income and the effect of required debt amortization payments could require us to borrow funds on a short-term basis in order to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT.

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

There are a number of issues associated with an investment in a REIT that are related to the federal income tax laws, including, but not limited to, the consequences of failing to continue to qualify as a REIT. At any time, the federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. Any of those new laws or interpretations may take effect retroactively and could adversely affect the Company or the Company’s shareholders. Recently enacted legislation reduces tax rates applicable to certain corporate dividends paid to most domestic noncorporate shareholders. REIT dividends generally would not be eligible for reduced rates because a REIT’s income generally is not subject to corporate level tax. As a result, investment in non-REIT corporations may be viewed as relatively more attractive than investment in REITs by domestic noncorporate investors. This could adversely affect the market price of the Company’s shares.

Back to Contents

Concentration of ownership by certain investors.

Four shareholders own more than 5% individually, and 35.4% in the aggregate, of the Company’s Common Shares.  A significant concentration of ownership may allow an investor to exert a greater influence over the Company’s management and affairs and may have the effect of delaying, deferring or preventing a change in control of the Company.

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

In addition, the Company has entered into an employment agreement with the Chief Executive Officer of the Company and severance agreements are in place with the Company’s senior vice presidents which provide that, upon the occurrence of a change in control of the Company, those executive officers would be entitled to certain termination or severance payments made by the Company (which may include a lump sum payment equal to defined percentages of annual salary and prior years’ average bonuses, paid in accordance with the terms and conditions of the respective agreement), which could deter a change of control of the Company that could be in the Company’s best interest.

The loss of a key executive officer could have an adverse effect on the Company.

The success of the Company depends on the contribution of key management members. The loss of the services of Kenneth F. Bernstein, President and Chief Executive Officer, or other key executive-level employees could have a material adverse effect on the Company’s results of operations. Although the Company has entered into an employment agreement with the Company’s President, Kenneth F. Bernstein, the loss of his services could have an adverse effect on the Company’s operations. Although the Company's Board of Trustees has addressed and will continue to review succession plans and procedures with respect to all of the key management members, there can be no assurance that such succession planning will be effective.

ITEM 2.	PROPERTIES

SHOPPING CENTER PROPERTIES

The discussion and tables in Item 2 includes properties held through joint ventures in which the Company owns a partial interest (“Joint Venture Portfolio”). Except where noted, it does not include the Company’s partial interest in 25 anchor-only leases with Kroger and Safeway supermarkets as previously discussed in  “PROPERTY ACQUSITIONS” in Item 1 of this Form 10-K) , as the majority of these properties are free-standing and all are triple-net leases.

As of December 31, 2004, the Company owned and operated 42 shopping centers as part of its wholly-owned portfolio and the Joint Venture Portfolio, which included a mixed-use property (retail and residential), seven properties under redevelopment and one property under development. The Company’s shopping centers, which total approximately 7.4 million square feet of gross leasable area (“GLA”), are located in 15 states and are generally well-established, anchored community and neighborhood shopping centers. The operating properties are diverse in size, ranging from approximately 31,000 to 619,000 square feet with an average size of 204,000 square feet. As of December 31, 2004, the Company’s wholly-owned portfolio and the Joint Venture Portfolio (excluding properties under redevelopment) were 92.3% and 96.8% occupied, respectively. The Company’s shopping centers are typically anchored by supermarkets or value-oriented retail.

The Company had approximately 620 leases as of December 31, 2004, of which 59% of the rental revenues received therefrom were from national tenants. A majority of the income from the properties consists of rent received under long-term leases. Most of these leases provide for the payment of fixed minimum rent monthly in advance and for the payment by tenants of a pro-rata share of the real estate taxes, insurance, utilities and common area maintenance of the shopping centers. Minimum rents and expense reimbursements accounted for approximately 89% of the Company’s total revenues for the year ended December 31, 2004.

As of December 31, 2004, approximately 52% of the Company’s existing leases also provided for the payment of percentage rents either in addition to, or in place of, minimum rents. These arrangements generally provide for payment to the Company of a certain percentage of a tenant’s gross sales in excess of a stipulated annual amount. Percentage rents accounted for approximately 1% of the total 2004 revenues of the Company.

Five of the Company’s shopping center properties are subject to long-term ground leases in which a third party owns and has leased the underlying land to the Company. The Company pays rent for the use of the land at four locations and is responsible for all costs and expenses associated with the building and improvements at all five locations.

No individual property contributed in excess of 10% of the Company’s total revenues for the years ended December 31, 2004, 2003 and 2002.

Reference is made to the Company’s consolidated financial statements in Item 8 of this Annual Report on Form 10-K for information on the mortgage debt pertaining to the Company’s properties.

Back to Contents

The following sets forth more specific information with respect to each of the Company’s shopping centers at December 31, 2004:

Shopping Center	Location	Year Constructed (C) Acquired(A)	Ownership Interest	GLA		Occupancy (1) % 12/31/04	Anchor Tenants Current Lease Expiration/ Lease Option Expiration

NEW YORK REGION
New York
Soundview Marketplace	Port Washington	1998 (A)	LI/Fee (5)	184,516		90%	King Kullen 2007/2022 Clearview Cinema 2010/2030
Village Commons Shopping Center	Smithtown	1998 (A)	Fee	87,306		100%	Daffy’s 2008/2028 Walgreens 2021/none
Branch Shopping Plaza	Smithtown	1998 (A)	LI (5)	125,676		100%	Waldbaum’s 2013/2028
New Loudon Center	Latham	1982 (A)	Fee	255,089		100%	Price Chopper 2015/2035 Marshall’s 2014/2029 Bon Ton 2014/2034 Raymour & Flanigan 2019/2034
Pacesetter Park Shopping Center	Pomona	1999 (A)	Fee	96,646		89%	Stop & Shop 2020/2040
New Jersey
Elmwood Park Shopping Center	Elmwood Park	1998 (A)	Fee	149,085		100%	Pathmark 2017/2052 Walgreen’s 2022/2062
Marketplace of Absecon	Absecon	1998 (A)	Fee	105,093		94%	Acme 2015/2055 Eckerd Drug 2020/2040
Berlin Shopping Center	Berlin	1994 (A)	Fee	188,688		79%	Acme 2005/2015 Kmart 2009/2049
Ledgewood Mall	Ledgewood	1983 (A)	Fee	517,632		87%	Wal*Mart 2019/2049 Macy’s 2005/2025 The Sports’ Authority 2007/2037 Circuit City 2020/2040 Marshall’s 2007/2027
NEW ENGLAND REGION
Connecticut
Town Line Plaza	Rocky Hill	1998(A)	Fee	206,178	(2)	100%	Stop & Shop 2023/2063 Wal*Mart(2)
239 Greenwich Avenue	Greenwich	1998(A)	Fee	16,834	(3)	100%	Restoration Hardware 2015/2025 Chico’s Fashion 2010/2020 (4)
Massachusetts
Methuen Shopping Center	Methuen	1998(A)	LI/Fee (5)	130,238		100%	DeMoulas Market 2005/2015 Wal*Mart 2011/2051
Crescent Plaza	Brockton	1984(A)	Fee	218,277		100%	Shaw’s 2012/2042 Home Depot 2021/2056
Rhode Island
Walnut Hill Plaza	Woonsocket	1998(A)	Fee	285,829		99%	Shaw’s 2013/2043 Sears 2008/2033
Vermont
The Gateway Shopping Center	South Burlington	1999(A)	Fee	101,861		91%	Shaw’s 2024/2054
MIDWEST REGION
Illinois
Hobson West Plaza	Naperville	1998 (A)	Fee	99,044		100%	Bobak’s Market & Restaurant 2007/2032
Indiana
Merrillville Plaza	Merrillville	1998 (A)	Fee	235,605		98%	TJ Maxx 2009/2014 JC Penney 2008/2018 Office Max 2008/2028
Michigan
Bloomfield Town Square	Bloomfield Hills	1998 (A)	Fee	222,320		96%	TJ Maxx 2009/2014 Marshalls 2011/2026 Home Goods 2010/2025
Ohio
Mad River Station	Dayton	1999 (A)	Fee	151,063	(7)	82%	Babies ‘R’ Us 2010/2020 Office Depot 2005/2010

Back to Contents

Shopping Center	Location	Year Constructed (C) Acquired(A)	Ownership Interest	GLA		Occupancy (1) % 12/31/04	Anchor Tenants Current Lease Expiration/ Lease Option Expiration

MID-ATLANTIC REGION
Pennsylvania
Abington Towne Center	Abington	1998 (A)	Fee	216,355	(6)	99%	TJ Maxx 2010/2020 Target (6)
Blackman Plaza	Wilkes-Barre	1968 (C)	Fee	121,341		92%	Kmart 2009/2049
Bradford Towne Centre	Towanda	1993 (C)	Fee	256,939		89%	P&C Foods 2014/2024 Kmart 2019/2069
Greenridge Plaza	Scranton	1986 (C)	Fee	194,760		78%	Giant Food 2021/2051
Luzerne Street Shopping Center	Scranton	1983 (A)	Fee	57,988		27%	Eckerd Drug 2009/2019
Mark Plaza	Edwardsville	1968 (C)	LI/Fee (5)	214,036		98%	Redner’s Markets 2018/2028 Kmart 2009/2054
Pittston Plaza	Pittston	1994 (C)	Fee	79,494		100%	Redner’s Markets 2018/2028 Eckerd Drug 2006/2016
Plaza 422	Lebanon	1972 (C)	Fee	155,026		69%	Home Depot 2021/2056
Route 6 Mall	Honesdale	1994 (C)	Fee	175,507		99%	Weis Markets (not owned) Kmart 2020/2070

Wholly-owned portfolio				4,848,426		92%

PROPERTIES HELD IN JOINT VENTURES

Shopping Center	Location	Year Constructed (C) Acquired(A)	Ownership Interest	GLA	Occupancy (1) % 12/31/04	Anchor Tenants Current Lease Expiration/ Lease Option Expiration

NEW YORK REGION
New York
Crossroads Shopping Center	White Plains	1998(A)	JV (8)	310,644	100%	Waldbaum’s 2007/2032 Kmart 2012/2037 B. Dalton 2012/2022 Modell’s 2009/2019
MID-ATLANTIC REGION
Delaware
Brandywine Town Center	Wilmington	2003(A)	JV (10)	619,028	100%	(9)
Market Square Shopping Center	Wilmington	2003(A)	JV (10)	102,762	100%	Trader Joe’s 2013/2028 TJ Maxx 2006/2016
MIDWEST REGION
Ohio
Amherst Marketplace	Cleveland	2002(A)	JV (10)	79,937	100%	Giant Eagle 2021/2041
Granville Centre	Columbus	2002(A)	JV (10)	131,543	45%	California Fitness 2017/2027
Sheffield Crossing	Cleveland	2002(A)	JV (10)	112,534	96%	Giant Eagle 2022/2042
VARIOUS REGIONS
Kroger/Safeway Portfolio	Various	2003 (A)	JV (10)	1,018,100	100%	25 Kroger/Safeway Supermarkets 2009/2049
JV REDEVELOPMENTS
Michigan
Sterling Heights Shopping Center	Detroit	2004(A)	JV (10)	154,597	65%	Burlington Coat Factory 2024/--
New York
Tarrytown Shopping Center	Westchester	2004(A)	JV (10)	35,877	25%	Walgreen’s (under construction)
400 E. Fordham Road	Bronx	2004(A)	JV (11)	117,355	100%	Sears 2007/--
Pelham Manor Shopping Plaza	Westchester/ Bronx	2004(A)	JV (5)(11)	412,275	89%
South Carolina
Hitchcock Plaza	Aiken	2004(A)	JV (10)	233,563	56%	Kroger Supermarket 2007/2032
Pine Log Plaza	Aiken	2004(A)	JV (10)	35,064	97%
Virginia
Haygood Shopping Center	Virginia Beach	2004(A)	JV (10)	161,604	69%	Rose’s Department Store 2009/--

Joint Venture Portfolio				3,524,883	90%

Back to Contents

Notes:
(1)	Does not include space leased for which rent has not yet commenced.

(2)	Includes a 92,500 square foot Wal*Mart which is not owned by the Company.

(3)	In addition to the 16,834 square feet of retail GLA, this property also has 21 apartments comprising 14,434 square feet.

(4)	Chico’s exercised an option to terminate its lease at this location subsequent to year-end. The lease was for 4,571 square feet at $71 psf.

(5)	The Company is a ground lessee under a long-term ground lease.

(6)	Includes a 157,616 square foot Target Store that is not owned by the Company

(7)	The GLA for this property includes 28,205 square feet of office space.

(8)	The Company has a 49% investment in this property.

(9)	Does not include 240,000 square feet of new space in Phase II of the Brandywine Town Center, which will be paid for by the Company on an Earn-out basis only if, and when, it is leased.

(10)	The Company has invested in this asset through Fund I.

(11)	The Company has invested in this asset through Fund II

MAJOR TENANTS

No individual retail tenant accounted for more than 6.3% of minimum rents for the year ended December 31, 2004 or 11.6% of total leased GLA as of December 31, 2004. The following table sets forth certain information for the 20 largest retail tenants based upon minimum rents in place as of December 31, 2004. The table includes leases related to the Company’s partial interest in 25 anchor-only leases with Kroger and Safeway supermarkets. The below amounts include the Company’s pro-rata share of GLA and annualized base rent for its partial ownership interest in properties (GLA and rent in thousands):

				Percentage of Total Represented by Retail Tenant

Retail Tenant	Number of Stores in Portfolio	Total GLA	Annualized Base Rent (1)	Total Portfolio GLA (2)	Annualized Base Rent (2)

Albertson’s (Shaw’s, Acme)	5	253	$3,276	4.5%	6.3%
Sears (Sears, Kmart)	7	648	2,455	11.6%	4.7%
T.J. Maxx (T.J. Maxx, Marshalls, A.J. Wrights)	10	296	2,119	5.3%	4.1%
Ahold (Giant, Stop & Shop)	3	179	1,559	3.2%	3.0%
Wal*Mart	2	210	1,515	3.8%	2.9%
A&P (Waldbaum’s)	2	82	1,168	1.5%	2.2%
Brook’s Drug	9	93	1,140	1.7%	2.2%
Home Depot	2	211	1,010	3.8%	1.9%
Pathmark	1	48	955	0.9%	1.8%
Restoration Hardware	1	12	930	0.2%	1.8%
Redners Supermarket	2	112	863	2.0%	1.7%
Kroger (3)	12	132	844	2.4%	1.6%
Safeway (4)	13	104	777	1.9%	1.5%
Price Chopper	2	77	764	1.4%	1.5%
Federated (Macy’s)	1	73	611	1.3%	1.2%
Clearview Cinema (5)	1	25	596	0.5%	1.1%
JC Penney	2	73	592	1.3%	1.1%
Walgreen’s	2	24	589	0.4%	1.1%
King Kullen	1	48	563	0.9%	1.1%
Blockbuster Video	5	23	512	0.4%	1.0%

Total	83	2,723	$22,838	49.0%	43.8%

Back to Contents

Notes:
(1)	Base rents do not include percentage rents (except where noted), additional rents for property expense reimbursements, and contractual rent escalations due after December 31, 2004.
(2)	Represents total GLA and annualized base rent for the Company’s retail properties including its pro-rata share of Joint Venture Properties.
(3)
Kroger has sub-leased four of these locations to supermarket tenants, two locations to a non-supermarket tenant and ceased operations at one other location. Kroger is obligated to pay rent through the full term of these leases which expire in 2009.

(4)
Safeway has sub-leased seven of these locations to supermarket tenants, one location to a non-supermarket tenant and ceased operations at one other location. Safeway is obligated to pay rent through the full term of all these leases which expire in 2009.

(5)	Subsidiary of Cablevision.

LEASE EXPIRATIONS

The following table shows scheduled lease expirations for retail tenants in place as of December 31, 2004, assuming that none of the tenants exercise renewal options. 255,000 square feet of GLA owned by anchor tenants are not included in the below table. Leases related to the Company’s joint venture properties are shown separately below before the Company’s pro-rata share of annual base rent and GLA (GLA and rent in thousands):

Wholly-Owned
Portfolio:

		Annualized Base Rent (1)		GLA

Leases maturing in	Number of Leases	Current Annual Rent	Percentage of Total	Square Feet	Percentage of Total

2005	73	$4,746	11%	428	10%
2006	59	2,684	6%	207	5%
2007	60	4,058	9%	379	9%
2008	58	4,348	10%	330	8%
2009	61	4,499	10%	619	15%
2010	23	2,986	7%	250	6%
2011	18	2,138	5%	195	5%
2012	9	977	2%	70	2%
2013	15	2,316	5%	159	4%
2014	23	2,387	5%	306	7%
Thereafter	33	12,562	30%	1,276	29%

Total	432	$43,701	100%	4,219	100%

Joint Venture
Portfolio:

		Annualized Base Rent (1)		GLA

Leases maturing in	Number of Leases	Current Annual Rent	Percentage of Total	Square Feet	Percentage of Total

2005	67	$3,127	9%	338	11%
2006	25	1,519	4%	91	3%
2007	36	3,357	10%	395	13%
2008	22	1,355	4%	68	2%
2009	73	10,632	31%	1,169	37%
2010	2	135	0%	9	0%
2011	7	1,762	5%	76	2%
2012	7	1,374	4%	139	4%
2013	7	2,009	6%	117	4%
Thereafter	25	9,188	27%	765	24%

Total	271	$34,458	100%	3,167	100%

Note:
(1)	Base rents do not include percentage rents, additional rents for property expense reimbursements, nor contractual rent escalations due after December 31, 2004.

Back to Contents

GEOGRAPHIC CONCENTRATIONS

The following table summarizes the Company’s retail properties by region as of December 31, 2004. (GLA and rent in thousands):

					Percentage of Total Represented by Region
Region	GLA (1)	Occupied % (2)	Annualized Base Rent (2)	Annualized Base Rent per Leased Square Foot
					GLA	Annualized Base Rent

Wholly-Owned Portfolio:
New York Region	660	96%	$12,688	$20.11	14%	29%
New England	1,197	99%	9,713	8.92	25%	22%
Midwest	708	94%	7,706	11.57	14%	18%
Mid-Atlantic	1,028	89%	7,499	9.94	21%	17%
Northeastern Pennsylvania	1,255	86%	6,095	5.65	26%	14%

Total Wholly-Owned Portfolio	4,848	92%	$43,701	$10.36	100%	100%

Joint Venture Portfolio:
Operating Properties
Midwest (3)	324	76%	$2,646	$10.68	24%	17%
Mid-Atlantic (3,4)	722	100%	10,988	15.22	53%	54%
New York Region (5)	311	100%	5,888	19.00	23%	29%

Total Operating Properties	1,357	94%	19,522	15.26	100%	100%

Redevelopment Properties
Midwest (6)	155	65%	519	5.15	14%	9%
Mid-Atlantic (6)	430	64%	1,923	6.97	37%	34%
New York Region (7)	565	87%	3,179	6.45	49%	57%

Total Redevelopment Properties	1,150	76%	5,621	6.46	100%	100%

Total Joint Venture Portfolio	2,507	86%	$25,143	$11.70	100%	100%

Notes :

(1)	Property GLA includes a total of 255 square feet which is not owned by the Company. This square footage has been excluded for calculating annualized base rent per square foot.
(2)	The above occupancy and rent amounts do not include space which is currently leased, but for which rent payment has not yet commenced
(3)	The Company has a 22% interest in Fund I which owns these properties.
(4)	Does not include 230,000 square feet of new space in Phase II of the Brandywine Town Center, which will be paid for by the Company on an “earnout basis” only if, and when it is leased.
(5)	The Company has a 49% interest in two partnerships which, together, own the Crossroads Shopping Center.
(6)	The Company has a 22% interest in Fund I which has interests ranging from 50% to 90% of these properties.
(7)	The Company has a 22% interest in Fund I which owns 50% of the Tarrytown Shopping Center and a 20% interest in Fund II which owns 90% of 400 East Fordham Road and Pelham Manor Shopping Plaza.
(8)	Does not include any of the Mervyn’s locations through the RCP Venture

MULTI-FAMILY PROPERTIES

The Company owns two multi-family properties located in the Mid-Atlantic and Midwest regions. The properties average 737 units and as of December 31, 2004, had an average occupancy rate of 91%. The following sets forth more specific information with respect to each of the Company’s multi-family properties at December 31, 2004:

Multi-Family Property	Location	Year Acquired	Ownership Interest	Units	% Occupied

Missouri (1)
Gate House, Holiday House, Tiger Village and Colony Apartments	Columbia	1998	Fee	874	96%
North Carolina
Village Apartments	Winston Salem	1998	Fee	600	84%

			Totals	1,474	91%

Notes:

(1)	The Company owns four contiguous residential complexes in Columbia, Missouri which, although owned in two separate entities, are managed as a single property and therefore reflected as such.

Back to Contents

ITEM 3.	LEGAL PROCEEDINGS

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

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of 2004.

Back to Contents

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

(a)   Market Information

The following table shows, for the period indicated, the high and low sales price for the Common Shares as reported on the New York Stock Exchange, and cash dividends paid during the two years ended December 31, 2004 and 2003:

Quarter Ended	High	Low	Dividend Per Share

2004
March 31, 2004	$15.00	$12.36	$0.16
June 30, 2004	14.30	11.38	0.16
September 30, 2004	15.11	13.03	0.16
December 31, 2004	16.49	14.70	0.1725
2003
March 31, 2003	$8.15	$7.40	$0.145
June 30, 2003	9.25	8.02	0.145
September 30, 2003	11.50	9.06	0.145
December 31, 2003	12.68	10.81	0.16

At March 14, 2005, there were 350 holders of record of the Company’s Common Shares.

(b)   Dividends

The Company has determined that for 2004, 59% of the total dividends distributed to shareholders represented ordinary income, 32% represented unrecaptured section 1250 gain and 9% represented nontaxable return of capital. The Company’s cash flow is affected by a number of factors, including the revenues received from rental properties, the operating expenses of the Company, the interest expense on its borrowings, the ability of lessees to meet their obligations to the Company and unanticipated capital expenditures. Future dividends paid by the Company will be at the discretion of the Trustees and will depend on the actual cash flows of the Company, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Trustees deem relevant.

(c)   Issuer purchases of equity securities

The Company has an existing share repurchase program that authorizes management, at its discretion, to repurchase up to $20.0 million of the Company’s outstanding Common Shares. Through March 14, 2005, the Company had repurchased 2.1 million Common Shares at a total cost of $11.7 million of which 1.4 million of these Common Shares have been subsequently reissued.  The program may be discontinued or extended at any time and there is no assurance that the Company will purchase the full amount authorized. There were no Common Shares repurchased by the Company during the fourth quarter of the fiscal year ended December 31, 2004.

(d)   Securities authorized for issuance under equity compensation

The following table provides information related to the Company’s 1999 Share Incentive Plan (the “1999 Plan”) and 2003 Share Incentive Plan (the “2003 Plan”) as of December 31, 2004:

Equity Compensation Plan Information

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)

Equity compensation plans approved by security holders	464,650	$6.61	3,108,610	(1)
Equity compensation plans Not approved by security holders	—	—	—
Total	464,650	$6.61	3,108,610	(1)

Notes:
(1)
The 1999 and 2003 Plans authorize the issuance of options equal to up to a total of 12% of the total Common Shares outstanding from time to time on a fully diluted basis. However, not more than 4,000,000 of the Common Shares in the aggregate may be issued pursuant to the exercise of options and no participant may receive more than 5,000,000 Common Shares during the term of the 1999 and 2003 Plans. Remaining available is based on 31,340,637 outstanding Common Shares and 392,255 OP Units as of December 31, 2004, less the issuance of a total of 234,687 restricted shares granted through the same date.

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

	Years ended December 31,

	2004	2003	2002	2001	2000

OPERATING DATA:
Revenues	$72,856	$67,847	$67,055	$58,517	$60,628
Operating expenses	34,401	33,929	30,224	28,404	28,115
Interest expense	10,446	9,954	9,720	11,055	14,726
Depreciation and amortization	15,650	17,374	14,221	13,196	12,583
Abandoned project costs	—	—	274	—	—
Gain in sale of land	932	1,187	1,530	—	—
Equity in earnings of unconsolidated partnerships	1,797	2,411	628	504	645
Minority interest	(1,197)	(1,433)	(3,032)	(1,421)	(1,827)

Income from continuing operations	13,891	8,755	11,742	4,945	4,022
Income (loss) from discontinued operations	5,694	(902)	7,657	5,006	15,885

Income before cumulative effect of a change in accounting principle	19,585	7,853	19,399	9,951	19,907
Cumulative effect of a change in accounting principle	—	—	—	(149)	—

Net income	$19,585	$7,853	$19,399	$9,802	$19,907

Basic earnings per share:
Income from continuing operations	$0.47	$0.33	$0.47	$0.17	$0.15
Income (loss) from discontinued operations	0.20	(0.03)	0.30	0.19	0.60
Cumulative effect of a change in accounting principle	—	—	—	(0.01)	—

Basic earnings per share	$0.67	$0.30	$0.77	$0.35	$0.75

Diluted earnings per share:
Income from continuing operations	$0.46	$0.32	$0.46	$0.17	$0.15
Income (loss) from discontinued operations	0.19	(0.03)	0.30	0.19	0.60
Cumulative effect of a change in accounting principle	—	—	—	(0.01)	—

Diluted earnings per share	$0.65	$0.29	$0.76	$0.35	$0.75

Weighted average number of Common Shares outstanding
- basic	29,341	26,640	25,321	28,313	26,437
- diluted (1)	29,912	27,232	25,806	—	—
Cash dividends declared per Common Share	$0.6525	$0.61	$0.52	$0.48	$0.48
BALANCE SHEET DATA:
Real estate before accumulated depreciation	$422,177	$414,138	$400,538	$385,103	$374,422
Total assets	396,343	388,184	410,935	493,939	523,611
Total mortgage indebtedness	153,361	174,847	186,516	195,390	177,427
Minority interest – Operating Partnership	5,743	7,875	22,745	37,387	48,959
Total equity	216,924	169,734	161,323	179,098	179,317
OTHER:
Funds from Operations (2)	$30,004	$27,664	$30,162	$13,487	$31,789
Cash flows provided by (used in):
Operating activities	23,823	18,578	29,466	20,521	19,197
Investing activities	(14,726)	(19,400)	48,095	(11,199)	(11,165)
Financing activities	(9,757)	(30,187)	(66,531)	(7,047)	(45,948)

Back to Contents

Notes:
(1)	For 2000 and 2001, the weighted average number of shares outstanding on a diluted basis is not presented as the inclusion of additional shares was anti-dilutive.
(2)
The Company considers funds from operations (“FFO”) as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) to be an appropriate supplemental disclosure of operating performance for an equity REIT due to its widespread acceptance and use within the REIT and analyst communities. FFO is presented to assist investors in analyzing the performance of the Company. It is helpful as it excludes various items included in net income that are not indicative of the operating performance, such as gains (losses) from sales of depreciated property and depreciation and amortization. However, the Company’s method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO does not represent cash generated from operations as defined by generally accepted accounting principles (“GAAP”) and is not indicative of cash available to fund all cash needs, including distributions. It should not be considered as an alternative to net income for the purpose of evaluating the Company’s performance or to cash flows as a measure of liquidity. Consistent with the NAREIT definition, the Company defines FFO as net income (computed in accordance with GAAP), excluding gains (losses) from sales of depreciated property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Funds from Operations for the reconciliation of net income to FFO.

ITEM 7.	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements of the Company (including the related notes thereto) appearing elsewhere in this Annual Report on Form 10-K. Certain statements contained in this Annual Report on Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 and as such may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative thereof or other variations thereon or comparable terminology. Factors which could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to those set forth under the heading “Risk Factors” in this Annual Report on Form 10-K. These risks and uncertainties should be considered in evaluating any forward-looking statements contained or incorporated by reference herein.

OVERVIEW

The Company currently operates 69 properties, which it owns or has an ownership interest in, consisting of 64 neighborhood and community shopping centers, one shopping center under development, one enclosed mall, one mixed-use property (retail/residential) and two multi-family properties, which are located primarily in the Northeast, Mid-Atlantic and Midwestern regions of the United States and, in total, comprise approximately 9.6 million square feet. The Company receives income primarily from the rental revenue from its properties, including recoveries from tenants, offset by operating and overhead expenses.

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
–   Pursue above-average returns though a disciplined and opportunistic acquisition program. The primary conduits for the Company’s acquisition program are through its existing acquisition joint ventures, Funds I and II, as well as the RCP Venture established to invest in surplus or underutilized properties owned or controlled by retailers and the New York Urban Infill Redevelopment initiative which focuses on investing in redevelopment projects in urban, dense areas where retail tenant demand has effectively surpassed the supply of available sites..
–   Maintain a strong balance sheet, which provides the Company with the financial flexibility to fund both property redevelopment and acquisition opportunities.

RESULTS OF OPERATIONS

Comparison of the year ended December 31, 2004 (“2004”) to the year ended December 31, 2003 (“2003”)

Total revenues increased $5.0 million to $72.8 million for 2004 compared to $67.8 million for 2003.

Minimum rents increased $2.6 million, or 5%, to $51.5 million for 2004 compared to $48.9 million for 2003. This increase was attributable to an increase in rents following the redevelopment of the Gateway shopping center in 2003 and an increase in rents from re-tenanting activities as well as increased occupancy across the portfolio.

In total, expense reimbursements increased $0.1 million, or 1%, from $13.2 million for 2003 to $13.3 million for 2004. Real estate tax reimbursements increased $0.4 million primarily as a result of general increases in real estate taxes as well as re-tenanting activities throughout the portfolio.  CAM expense reimbursements decreased $0.3 million, or 4%, from $6.4 million in 2003 to $6.1 million in 2004. This resulted primarily from tenant reimbursements of lower snow removal costs in 2004 offset by increased tenant reimbursements following re-tenanting activities across the portfolio.

Back to Contents

Management fee income increased $2.8 million, or 142%, to $4.8 million in 2004 from $2.0 million in 2003.  This was the result of asset management fees from Fund II and an increase in management fees related to the acquisition of certain management contract rights in 2004.

Interest income increased in 2004 by $0.7 million.  This net change was a combination of additional interest income on the Company’s advances and notes receivable originated in 2004 offset by lower interest earning cash deposits in 2004.

Other income decreased $1.0 million, from $1.2 million in 2003 to $0.2 million in 2004. This was primarily due to a lump sum additional rent payment of $1.2 million received from a former tenant during 2003 in connection with the re-anchoring of the Branch Plaza.

Total operating expenses decreased $1.2 million, or 2%, to $50.1 million for 2004, from $51.3 million for 2003.

Property operating expenses increased $0.2 million, or 1%, to $14.9 million for 2004 compared to $14.7 million for 2003. This was a result primarily of a non-recurring charge of approximately $0.7 million related to flood damage at the Mark Plaza in 2004 offset by higher snow removal costs during 2003.

Real estate taxes increased $0.5 million, or 7%, from $8.5 million in 2003 to $9.0 million in 2004. This increase was primarily attributable to a real estate tax refund received in 2003 related to the appeal of taxes paid in prior years at the Greenridge Plaza and higher real estate taxes throughout the portfolio in 2004.

General and administrative expense decreased $0.2 million, or 2%, from $10.7 million for 2003 to $10.5 million for 2004. This decrease was primarily the result of certain employee termination costs in 2003 and the Company’s capitalization of certain internal leasing costs in 2004 offset by additional professional fees related to Sarbanes-Oxley compliance in 2004.

Depreciation and amortization decreased $1.7 million, or 10%, from $17.4 million for 2003 to $15.7 million for 2004. Depreciation expense decreased $2.5 million. This was a result of the write-off of $2.7 million of unamortized tenant improvement costs related to the buyout and termination of the former anchor at the Town Line Plaza redevelopment project in 2003.  This decrease was offset by increased depreciation expense in 2004 following the Gateway redevelopment project being placed in service during the second quarter of 2003. Amortization expense increased $0.8 million primarily as a result of the amortization of investment in management contracts in 2004.

Interest expense of $10.4 million for 2004 increased $0.5 million, or 5%, from $9.9 million for 2003. This was primarily attributable to an increase of $0.4 million as a result of higher average interest rates on the portfolio debt for 2004 and a decrease of $0.1 million in capitalized interest in 2004.

Income from discontinued operations increased $6.6 million due to a property sale in 2004.

Comparison of the year ended December 31, 2003 (“2003”) to the year ended December 31, 2002 (“2002”)

Total revenues increased $0.8 million to $67.8 million for 2003 compared to $67.0 million for 2002.

Minimum rents increased $2.3 million, or 5%, to $48.9 million for 2003 compared to $46.6 million for 2002. This increase was attributable to an increase in rents following the redevelopment of the Elmwood Park and Gateway shopping centers and an increase in rents from re-tenanting activities and renewals of tenant leases across the portfolio. These increases were partially offset by a decrease in rents following Ames Department Stores’ bankruptcy.

In total, expense reimbursements increased $2.2 million, or 20%, from $11.0 million for 2002 to $13.2 million for 2003. CAM expense reimbursements increased $1.7 million, or 38%, from $4.5 million in 2002 to $6.2 million in 2003. This resulted primarily from tenant reimbursements of higher snow removal costs following the harsh winter of 2003 as well as tenant reimbursements of higher insurance costs throughout the portfolio. Real estate tax reimbursements increased $0.5 million primarily as a result of the variance in real estate tax expense as discussed below.

Lease termination income of $3.9 million in 2002 was primarily the result of the settlement of the Company’s claim against a former tenant.

Management fee income increased $0.7 million, or 50%, to $2.0 million in 2003 from $1.3 million in 2002.  This increase was the result of an increase in management fee income received from Fund I in 2003 as a result of the acquisition of the Ohio Portfolio in September 2002 and the Brandywine and Kroger/Safeway Portfolios in January of 2003.

Interest income decreased $1.3 million, or 62%, from $2.1 million in 2002 to $0.8 million in 2003.  This decrease was attributable to a decrease in interest income during 2003 due to lower interest earning assets, including cash investments and notes receivable, as well as the decline in interest rates.

Other income increased $0.7 million, or 141%, to $1.2 million in 2003 from $0.5 million in 2002.  This was primarily due to a lump sum additional rent payment of $1.2 million received from a former tenant during 2003 in connection with the re-anchoring of the Branch Plaza partially offset by the settlement of claims against certain tenants in 2002.

Back to Contents

Total operating expenses increased $6.6 million, or 15%, to $51.3 million for 2003, from $44.7million for 2002.

Property operating expenses increased $2.8 million, or 23%, to $14.7 million for 2003 compared to $11.9 million for 2002. This was a result of higher snow removal costs due to the harsh winter of 2003 and higher insurance costs throughout the portfolio.

Real estate taxes increased $0.4 million, or 5%, from $8.1 million in 2002 to $8.5 million in 2003. This increase was attributable to higher real estate taxes experienced generally throughout the portfolio and a 2002 adjustment of accrued real estate taxes for an acquired property. These increases were primarily offset by a real estate tax refund agreed to in 2003 related to the appeal of taxes paid in prior years at the Greenridge Plaza.

General and administrative expense increased $0.5 million, or 6%, from $10.2 million for 2002 to $10.7 million for 2003. This increase was primarily attributable to stock-based compensation. These increases were offset by additional costs paid in 2002 related to the Company’s tender offer and repurchase of its Common Shares.

Depreciation and amortization increased $3.2 million, or 22%, from $14.2 million for 2002 to $17.4 million for 2003. Depreciation expense increased $3.6 million. This was a result of the write-off of $2.7 million of unamortized tenant improvement costs related to the buyout and termination of the former anchor at the Town Line Plaza redevelopment project. In addition, depreciation expense increased following the Elmwood Park redevelopment project being placed in service during the fourth quarter of 2002 and the Gateway project being placed in service during the first quarter of 2003. Amortization expense decreased $0.4 million, which was primarily attributable to the write-off of deferred leasing costs during 2002 related to certain tenant leases.

Interest expense of $9.9 million for 2003 increased $0.2 million, or 2%, from $9.7 million for 2002. This was primarily attributable to a decrease of $0.5 million in capitalized interest in 2003 and a $0.2 million increase in interest expense as a result of higher average interest rates on the portfolio debt for 2003. These increases were offset by a $0.5 million decrease resulting from lower average outstanding borrowings during 2003.

Income from discontinued operations decreased $8.6 million due to property sales in 2002.

Funds from Operations

The Company considers funds from operations (“FFO”) as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) to be an appropriate supplemental disclosure of operating performance for an equity REIT due to its widespread acceptance and use within the REIT and analyst communities. FFO is presented to assist investors in analyzing the performance of the Company. It is helpful as it excludes various items included in net income that are not indicative of the operating performance, such as gains (losses) from sales of depreciated property and depreciation and amortization. However, the Company’s method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO does not represent cash generated from operations as defined by generally accepted accounting principles (“GAAP”) and is not indicative of cash available to fund all cash needs, including distributions. It should not be considered as an alternative to net income for the purpose of evaluating the Company’s performance or to cash flows as a measure of liquidity.

Consistent with the NAREIT definition, the Company defines FFO as net income (computed in accordance with GAAP), excluding gains (losses) from sales of depreciated property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. The reconciliations of net income to FFO for the years ended December 31, 2004, 2003, 2002, 2001 and 2000 are as follows:

Reconciliation of Net Income to Funds from Operations

	For the Years Ended December 31,

	2004	2003	2002	2001	2000

Net income	$19,585	$7,853	$19,399	$9,802	$19,907
Depreciation of real estate and amortization of leasing costs:
Wholly owned and consolidated partnerships	14,411	16,957	15,305	18,422	19,325
Unconsolidated partnerships	2,329	2,107	662	627	625
Income attributable to minority interest in operating partnership (1)	375	747	2,928	2,221	5,674
(Gain)loss on sale of properties	(6,696)	—	(8,132)	(17,734)	(13,742)
Cumulative effect of change in accounting principle	—	—	—	149	—

Funds from operations	$30,004	$27,664	$30,162	$13,487	$31,789

Notes:
(1)	Represents income attributable to Common Operating Partnership Units and does not include distributions paid to Series A and B Preferred OP Unitholders.

Back to Contents

LIQUIDITY AND CAPITAL RESOURCES

USES OF LIQUIDITY

The Company’s principal uses of its liquidity are expected to be for distributions to its shareholders and OP unitholders, debt service and loan repayments, and property investment which includes the funding of its joint venture commitments, acquisition, redevelopment, expansion and re-tenanting activities.

Distributions

In order to qualify as a REIT for Federal income tax purposes, the Company must currently distribute at least 90% of its taxable income to its shareholders. For the first three quarters during 2004, the Company paid a quarterly dividend of $0.16 per Common Share and Common OP Unit. In December of 2004, the Board of Trustees approved and declared a 7.8% increase in the Company’s quarterly dividend to $0.1725 per Common Share and Common OP Unit for the fourth quarter of 2004 which was paid January 14, 2005. On February 4, 2005, the Board of Trustees approved and declared a quarterly dividend of $0.1725 per Common Share and Common OP Unit payable April 15, 2005 to shareholders and OP unitholders of record as of March 31, 2005.

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

To date, Fund I has purchased a total of 35 assets totaling 2.7 million square feet. Details of these are as follows:

2004 Acquisitions

On March 11, 2004, Fund I, in conjunction with the Company’s long-time investment partner, Hendon Properties (“Hendon”), purchased a $9.6 million first mortgage loan from New York Life Insurance Company for $5.5 million. The loan, which was secured by a 235,000 square foot shopping center in Aiken, South Carolina, was in default at acquisition. Fund I and Hendon acquired the loan with the intention of pursuing ownership of the property securing the debt. Fund I provided 90% of the equity capital and Hendon provided the remaining 10% of the equity capital used to acquire the loan. Hendon is entitled to receive profit participation in excess of its proportionate equity interest. The property is currently anchored by a Kroger supermarket and was only 56% occupied at acquisition due to the vacancy of a former Kmart store. Subsequent to the acquisition of the loan, Fund I and Hendon obtained fee title to this property and currently plan to redevelop and re-anchor the center. The Company loaned $3.2 million to the property owning entity in connection with the purchase of the first mortgage loan. The note matures March 9, 2006, and bears interest at 7% for the first year and 6% for the second year. In addition to its loan to Fund I, the Company invested $0.9 million, primarily its pro-rata share of equity as a partner in Fund I. In September 2004, Fund I and Hendon purchased the Pine Log Plaza for $1.5 million. The 35,000 square foot center is located in front of and adjacent to the Hitchcock Plaza. Related to this transaction, the Company provided an additional $0.75 million loan to Fund I with a March 2006 maturity and interest at 7% for the first year and 6% for the second year.

In May 2004, Fund I and an unaffiliated partner, each with a 50% interest, acquired a 35,000 square foot shopping center in Tarrytown, New York, for $5.3 million. Related to this acquisition, the Company loaned $2.0 million to Fund I which bears interest at the prime rate and matures May 2005. The 35,000 square foot, Westchester, NY property (New York City MSA), was formerly anchored by a 25,000 square foot Grand Union supermarket. The redeveloped property will include a 15,000 square foot Walgreen’s drugstore, a 10,000 square foot junior anchor with the balance of space leased to shop tenants.

In May 2004, Fund I acquired a 50% interest in the Haygood Shopping Center and the Sterling Heights Shopping Center for an aggregate investment of $3.2 million. These assets are part of the portfolio that the Company currently manages as a result of its January 2004 acquisition of certain management contracts. The Haygood Shopping Center is a 165,000 square foot shopping center located in Virginia Beach, VA. It is currently 69% occupied and anchored by Rose’s Department Store and Eckerd Drug. Redevelopment of this property will most likely include the replacement of Rose’s with a new supermarket anchor. The Sterling Heights Shopping Center, located in Sterling Heights, MI (suburb of Detroit), totals 141,000 square feet. The property is also 69% occupied and is anchored by Burlington Coat Factory. Redevelopment activities will include the complete renovation of the property and the re-leasing of the current vacancy.

Back to Contents

2003 and 2002 Acquisitions

Brandywine Portfolio - In January of 2003, Fund I acquired a major open-air retail complex located in Wilmington, Delaware. The approximately 1.0 million square foot value-based retail complex consists of the following two properties:

Market Square Shopping Center is a 103,000 square foot community shopping center (including a 15,000 square foot outparcel building) which is 100% leased and anchored by a T.J. Maxx and a Trader Joe’s gourmet food market.

Brandywine Town Center is a two phase open-air value retail center. The first phase (“Phase I”) is approximately 450,000 square feet and 100% occupied, with tenants including Lowe’s, Bed Bath & Beyond, Regal Cinema, Michaels, Petsmart, Old Navy, Annie Sez, Thomasville Furniture and Dick’s Sporting Goods. The second phase (“Phase II”) consists of approximately 420,000 square feet of existing space, of which Target occupies 138,000 square feet and Bombay occupies 9,000 square feet. The balance of Phase II is currently not occupied.

The initial investment for the portfolio was approximately $86.3 million, inclusive of closing and other related acquisition costs. Fund I assumed $38.1 million of fixed rate debt on the two properties at a blended rate of 8.1%. A new $30.0 million, 4.7% fixed-rate loan was also obtained in conjunction with the acquisition and is collateralized by a portion of the Brandywine Town Center. The balance of the purchase price was funded by Fund I, of which the Company’s share was $4.3 million. Fund I will also pay additional amounts in conjunction with the lease-up of the current vacant space in Phase II (the “Earn-out”). To date, Fund I has incurred costs of $20.6 million for Earn-out space. The additional investment for Earn-out space is projected to be between $25.0 million and $30.0 million. of which the Company’s share would be between $5.5 million and $6.6 million. To the extent Fund I places additional mortgage debt upon the lease-up of Phase II, the required equity contribution for the Earn-out would be less. The Earn-out is structured such that Fund I has no time requirement or payment obligation for any portion of currently vacant space which it is unable to lease.

Kroger/Safeway Portfolio - In January of 2003, Fund I formed a joint venture (the “Kroger/Safeway JV”) with an affiliate of real estate developer and investor AmCap Incorporated (“AmCap”) for the purpose of acquiring a portfolio of twenty-five supermarket leases. The portfolio, which aggregates approximately 1.0 million square feet, consists of 25 anchor-only leases with Kroger (12 leases) and Safeway supermarkets (13 leases). The majority of the properties are free-standing and all are triple-net leases. The Kroger/Safeway JV acquired the portfolio subject to long-term ground leases with terms, including renewal options, averaging in excess of 80 years, which are master leased to a non-affiliated entity. The base rental options for the supermarket leases at the end of their primary lease term in approximately seven years (“Primary Term”) are at an average of $5.13 per square foot. Although there is no obligation for the Kroger/Safeway JV to pay ground rent during the Primary Term, to the extent it exercises an option to renew a ground lease for a property at the end of the Primary Term, it will be obligated to pay an average ground rent of $1.55 per square foot.

The Kroger/Safeway JV acquired the portfolio for $48.9 million (inclusive of closing and other related acquisition costs), which included the assumption of an aggregate of $34.5 million of existing fixed-rate mortgage debt, which is at a blended fixed interest rate of 6.6% and is fully amortizing over the Primary Term. The individual mortgages are secured by each individual property and are not cross-collateralized. Fund I invested 90%, or $11.3 million, of the equity capitalization, of which the Company’s share was $2.5 million. AmCap contributed 10%, or $1.2 million. Cash flow is to be distributed to the Kroger/Safeway JV partners until they have received an 11% cumulative return and a full return of all contributions. Thereafter, remaining cash flow is to be distributed 75% to Fund I and 25% to AmCap. The Kroger/Safeway JV agreement also provides for additional allocations of cash based on Fund I achieving certain minimum investment returns to be determined on a “look-back” basis.

In September of 2002, Fund I acquired three supermarket-anchored shopping centers located in Cleveland and Columbus, Ohio for a total purchase price of $26.7 million. Fund I assumed $12.6 million of fixed-rate debt on two of the properties at a blended rate of 8.1%. A new $6.0 million loan was obtained on the third property at a floating rate of LIBOR plus 200 basis points. The balance of the purchase price was funded by Fund I, of which the Company’s share was $1.8 million.

Acadia Strategic Opportunity Fund II, LLC (“Fund II”)

On June 15, 2004, the Company closed its second acquisition fund, Acadia Strategic Opportunity Fund II, LLC (“Fund II), which includes all of the investors from Fund I as well as two new institutional investors. With $300 million of committed discretionary capital, Fund II expects to be able to acquire up to $900 million of real estate assets on a leveraged basis. The Company is the managing member with a 20% interest in the joint venture. The terms and structure of Fund II are substantially the same as Fund I with the exceptions that the preferred return is 8% and the asset management fee is calculated on committed equity of $250 million through June 15, 2005 and then on the total committed equity of $300 million thereafter. To date, Fund II has invested in the RCP Venture and the New York Urban Infill Redevelopment initiative as discussed below.

New York Urban Infill Redevelopment initiative

Fordham Road - On September 29, 2004, in conjunction with an investment partner, P/A, Fund II purchased 400 East Fordham Road in the Bronx, NY for $30.2 million, inclusive of closing and other related acquisition costs. The Company had provided a bridge loan of $18.0 million to Fund II on market terms in connection with this acquisition. Subsequent to the acquisition, Fund II repaid this loan from the Company with $18.0 of proceeds from a new loan from a bank. The property, a multi-level retail and commercial building, is located at the intersection of East

Back to Contents

Fordham Road and Webster Avenue, near Fordham University, one of the strongest retail areas in The Bronx and the third largest retail corridor in New York City, with over 650,000 people in a two-mile radius and retail sales in excess of $500 million. Sears is the major tenant of the property, retailing on four levels. The redevelopment of the property is scheduled to commence in 2007 following the expiration of the Sears lease, which was originally signed in 1964. However, depending on current negotiations with both Sears and other potential anchors, the timeframe of the redevelopment may be accelerated. The strength of the retail market in The Bronx is evidenced by core retail rents exceeding $75 per square foot with many retailers utilizing multi-level formats. As part of the redevelopment, there is the potential for additional expansion of up to 85,000 square feet of space. The total cost of the redevelopment project, including the acquisition cost of $30 million, is estimated to be between $65 and $70 million, depending on the ultimate scope of the project.

Pelham Manor - On October 1, 2004, Fund II initiated its second urban/infill project in conjunction with P/A. Fund II entered into a 95-year ground lease to redevelop a 16-acre site in Pelham Manor, Westchester County, New York. The property is in an upper middle-income, infill neighborhood located approximately 10 miles from Manhattan with over 400,000 people in a three-mile radius. The redevelopment contemplates the demolition of the existing industrial and warehouse buildings, and replacing them with a multi-anchor community retail center. The Company anticipates the redevelopment to cost between $30 and $33 million, with construction anticipated to commence within the next 12 to 24 months. In the interim, the property will continue to be operated as an industrial and warehouse facility. Prior to commencement of the redevelopment process, the ground rent payment is projected to equal the warehouse rents collected.

RCP Venture with Klaff Realty, L.P. (“Klaff”)

On January 27, 2004, the Company entered into the Retailer Controlled Property Venture (the “RCP Venture”) with Klaff and Klaff’s long time capital partner Lubert-Adler Management, Inc. (“Lubert-Adler”) for the purpose of making investments in surplus or underutilized properties owned by retailers. The initial size of the RCP Venture is expected to be approximately $300 million in equity based on anticipated investments of approximately $1 billion. Each participant in the RCP Venture has the right to opt out of any potential investment. The Company and its current acquisition funds, Funds I and II, anticipate investing 20% of the equity of the RCP Venture. Cash flow is to be distributed to the partners until they have received a 10% cumulative return and a full return of all contributions. Thereafter, remaining cash flow is to be distributed 20% to Klaff (“Klaff’s Promote”) and 80% to the partners (including Klaff). The Company will also earn market-rate fees for property management, leasing and construction services on behalf of the RCP Venture.

In September 2004, the Company made its first RCP Venture investment with its participation in the acquisition of Mervyn’s.  Affiliates of Funds I and Fund II, through separately organized, newly formed limited liability companies on a non-recourse basis, invested in the acquisition of Mervyn’s through the RCP Venture, which, as part of an investment consortium of Sun Capital and Cerberus, acquired Mervyn’s from Target Corporation. The total acquisition price was approximately $1.2 billion subject to debt of approximately $800.0 million. Affiliates of Funds I and II invested equity aggregating $23.2 million on a non-recourse basis which was divided equally between them, of which $4.9 million was the company’ total share of the equity investment. Mervyn’s is a 257-store discount retailer with a very strong West Coast concentration. The majority of the stores are well-located in high-barrier to entry markets, which we believe gives a recapitalized and refocused operator the opportunity to create a productive retail platform and subsequent future value.

Other Investments

In January 2004, the Company acquired Klaff’s rights to provide asset management, leasing, disposition, development and construction services for an existing portfolio of retail properties and/or leasehold interests comprised of approximately 10 million square feet of retail space located throughout the United States (the “Klaff Properties”). The acquisition involves only Klaff’s rights associated with operating the Klaff Properties and does not include equity interests in assets owned by Klaff or Lubert-Adler. The Operating Partnership issued $4.0 million of Series B Preferred OP Units to Klaff in consideration of this acquisition.

On March 18, 2004, the Company provided a $3.0 million mezzanine loan to an unrelated entity. The loan is for a term of three years with interest of 11% for year one, 10% for year two and prime plus 6% for year three.

On April 8, 2004, the Company provided a $3.6 million mezzanine loan to an unrelated party. The loan carried interest at the rate of 15%. The loan was paid in full on June 23, 2004, which resulted in an additional 10% interest pre-payment penalty over the period the loan was outstanding.

The Company provided a $3.2 million loan to its joint venture partner in the Tarrytown Centre. The loan matures on May 12, 2005, and bears interest at the prime rate.

In March of 2005, the Company invested $20 million in a preferred equity position (“Preferred Equity”) with Levitz SL, L.L.C. (“Levitz SL”), the owner of 2.5 million square feet of fee and leasehold interests in 30 locations (the “Properties”), the majority of which are currently leased to Levitz Furniture Stores. Klaff is a managing member of Levitz SL. The Preferred Equity receives a return of 10%, plus a minimum return of capital of $2 million per annum. At the end of 12 months, the rate of return will be reset to the six-month LIBOR plus 644 basis points. The Preferred Equity is redeemable at the option of Levitz SL at any time, although if redeemed during the first 12 months, the redemption price is equal to the outstanding amount of the Preferred Equity, plus the return calculated for the remainder of the 12-month period.

Property Redevelopment and Expansion

The Company’s redevelopment program focuses on selecting well-located neighborhood and community shopping centers and creating significant value through re-tenanting and property redevelopment. During 2004, the Company substantially completed the redevelopment of two shopping centers as follows:

Back to Contents

During 2004, the Company completed the redevelopment of the New Loudon Center, located in Latham, New York. A new anchor, The Bon Ton Department Store, opened for business during the fourth quarter of 2003 as part of the redevelopment of this shopping center. Occupying 66,000 square feet formerly occupied by an Ames department store, Bon Ton is paying base rent at a 15% increase over that of Ames. During 2004, Marshall’s, an existing tenant at the center, expanded its current 26,000 square foot store to 37,000 square feet. The Company also installed a new 49,000 square foot Raymour and Flanigan Furniture store at this center during 2004. This community shopping center is now 100% occupied. Total costs incurred by the Company for this project totaled $418,000.

The Company has re-anchored the Town Line Plaza, located in Rocky Hill, Connecticut,, with a new Super Stop & Shop supermarket, replacing a former GU Markets supermarket. The former building was demolished and replaced with a 66,000 square foot Super Stop & Shop. The new supermarket anchor is paying gross rent at a 33% increase over that of the former tenant with no interruption in rent payments. Total costs incurred by the Company for this project totaled $1.7 million.

Additionally, for the year ending December 31, 2005, the Company currently estimates that capital outlays of approximately $ 4.0 million to $7.0 million will be required for tenant improvements, related renovations and other property improvements.

Share Repurchase

The Company’s repurchase of its Common Shares is an additional use of liquidity. Upon completion of a tender offer in February 2002, the Company purchased a total of 5,523,974 Common Shares and Common OP Units (collectively, “Shares”), comprised of 4,136,321 Common Shares and 1,387,653 Common OP Units (which were converted to Common Shares upon tender), at a Purchase Price of $6.05 per Share. The aggregate purchase price paid for the 5,523,974 Shares was $33.4 million. In addition to the tender offer, the Company has an existing share repurchase program that authorizes management, at its discretion, to repurchase up to $20.0 million of the Company’s outstanding Common Shares. Through March 14, 2005, the Company had repurchased 2.1 million Common Shares at a total cost of $11.7 million of which 1.4 million of these Common Shares have been subsequently reissued.  The program may be discontinued or extended at any time and there is no assurance that the Company will purchase the full amount authorized. There were no Common Shares repurchased by the Company during the fiscal year ended December 31, 2004.

SOURCES OF LIQUIDITY

The Company intends on using Funds I and II as the primary vehicles for future acquisitions, including investments in the RCP Venture and New York Urban/Infill /redevelopment initiative. Sources of capital for funding the Company’s joint venture commitments, other property acquisitions, redevelopment, expansion and re-tenanting, as well as future repurchases of Common Shares are expected to be obtained primarily from issuance of public equity or debt instruments, cash on hand, additional debt financings and future sales of existing properties. As of December 31, 2004, the Company had a total of approximately $33.4 million of additional capacity with four line of credit facilities, cash and cash equivalents on hand of $13.5 million, and 15 properties that are unencumbered and available as potential collateral for future borrowings. The Company anticipates that cash flow from operating activities will continue to provide adequate capital for all debt service payments, recurring capital expenditures and REIT distribution requirements.

Issuance of Equity

During November 2004, the Company issued 1,890,000 Common Shares (the “Offering”). The $28.3 million in proceeds to the Company from the Offering, net of related costs, were used to retire above-market, fixed-rate indebtedness as well as to invest in real estate assets.

Financing and Debt

At December 31, 2004, mortgage notes payable aggregated $153.4 million and were collateralized by 16 properties and related tenant leases. Interest rates on the Company’s outstanding mortgage indebtedness ranged from 3.8% to 7.6% with maturities that ranged from July 2007 to September 2014. Taking into consideration $86.2 million of notional principal under variable to fixed-rate swap agreements currently in effect, $146.4 million of the portfolio, or 95%, was fixed at a 6.1% weighted average interest rate and $7.0 million, or 5% was floating at a 3.8% weighted average interest rate. There is no debt maturing in 2005 and 2006. In 2007, $12.5 million is scheduled to mature at a weighted average interest rate of 6.5%. As the Company does not anticipate having sufficient cash on hand to repay such indebtedness, it will need to refinance this indebtedness or select other alternatives based on market conditions at that time.

The following summarizes the financing and refinancing transactions since December 31, 2003:

In January 2004, the Company entered into a forward starting swap agreement which commences April 1, 2005. The swap agreement, which extends through January 1, 2011, provides for a fixed rate of 4.345% on $37.7 million of notional principal.

Back to Contents

In February 2004, the Company entered into three forward starting swap agreements as follows:

Commencement Date	Maturity Date	Notional Principal	Rate

10/2/2006	10/1/2011	$11.4 million	4.895%
10/2/2006	1/1/2010	$4.6 million	4.710%
6/1/2007	3/1/2012	$8.4 million	5.140%

On March 11, 2004, the Company drew down $4.5 million under an existing $20.0 million revolving facility and $4.5 million under an existing $7.4 million revolving facility.

On March 26, 2004, the Company paid down $10.4 million and modified and extended $40.0 million of an existing $50.4 million loan with a bank. The loan, secured by two of the Company’s properties, now matures April 1, 2011 and requires the monthly payment of interest at LIBOR plus 150 basis points and principal amortized over 30 years.

On April 19, 2004, a $1.4 million letter of credit was placed with a lender in the Company’s name. This letter of credit was necessary to maintain coverage ratios following the rejection of a tenant’s lease at a Fund I property.

During the second quarter of 2004, the Company drew down an additional $8.0 million under an existing $20.0 million revolving facility and an additional $2.5 million under an existing $7.4 million revolving facility. The balances on these revolving facilities were paid in full during the third quarter of 2004.

On June 30, 2004, the Company closed on a $45.9 million cross collateralized revolving facility, which is collateralized by five of the Company’s properties. The existing combined outstanding debt of $23.0 million was modified to allow the Company to borrow an additional $22.9 million. The facility matures in 2012 and bears interest at LIBOR plus 140 basis points. The Company drew down $16.8 million under this facility on June 30, 2004, of which the proceeds from the additional borrowings were used to pay down the two revolving facilities mentioned above. During the third quarter of 2004, the Company drew down an additional $4.7 million on this facility.

On June 30, 2004, the Company closed on a $12.1 million revolving facility secured by one of its properties. The existing outstanding debt of $8.9 million was modified to allow the Company to borrow an additional $3.2 million. The facility matures in 2012 and bears interest at LIBOR plus 140 basis points.

On August 13, 2004, the Company refinanced an existing $7.9 million floating rate mortgage loan with a $15 million fixed rate mortgage loan maturing in 2014. The terms of the new mortgage loan, bearing interest at 5.6%, provide for interest-only payments for two years, and principal and interest thereafter based on a 30-year amortization with a balloon payment due at maturity of $13.1 million. In connection with the refinancing, the Company was required to prepay $1.6 million of debt collateralized by two other properties, and pay a prepayment penalty of $0.1 million.

On September 28, 2004, the Company drew down $20 million from existing lines of credit from two different banks. The proceeds from these borrowings were utilized to advance $18 million to Fund II as a bridge loan to finance Fund II’s acquisition of a property located in The Bronx, New York. Fund II’s advance was repaid upon financing of the acquisition with a bank during the fourth quarter 2004.

On December 1, 2004, the Company paid down $0.8 million of outstanding balance on a line of credit and fully repaid $13.0 million from two other lines of credit.

During December of 2004, the Company retired $33.4 million of mortgage debts with two banks.

In connection with the sale of the East End Centre, the Company extinguished $23.8 million of 8.13% fixed-rate mortgage debt which was scheduled to mature in 2010 and cross-collateralized by the East End Centre and Crescent Plaza.

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

Although the Company completed the non-core disposition initiative in 2002, it continues to identify non-core assets within its potfolio. During November of 2004, Acadia disposed of the East End Centre located in Wilkes-Barre, Pennsylvania for approximately $12.4 million. In connection with this sale, the mortgage debt which was cross-collateralized by the East End Centre and Crescent Plaza was extinguished.

Additionally the Company completed the following two land sales in 2003 and 2002:

In January 2002, the Company, with a joint venture partner, purchased a three-acre site located in the Bronx, New York for $3.1 million. Simultaneously, the Company sold approximately 46% of the land to a self-storage facility for $3.3 million. The Company’s share of net proceeds totaled $1.4 million. The Company currently plans to build and lease a 15,000 square foot retail building on the remaining parcel.

Back to Contents

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

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

At December 31, 2004, maturities on the Company’s mortgage notes ranged from July 2007 to September 2014. In addition, the Company has non-cancelable ground leases at three of its shopping centers. The Company also leases space for its White Plains corporate office for a term expiring in 2010. The following table summarizes the Company’s debt maturities, excluding scheduled monthly amortization payments, and obligations under non-cancelable operating leases of December 31, 2004:

(amounts in millions)	Payments due by period

Contractual obligation	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years

Future debt maturities	$122.3	$—	$12.5	$8.0	$101.8
Operating lease obligations	22.5	1.0	2.1	2.3	17.1

Total	$144.8	$1.0	$14.6	$10.3	$118.9

OFF BALANCE SHEET ARRANGEMENTS

The Company has investments in three joint ventures for the purpose of investing in operating properties as follows:

The Company owns a 49% interest in two partnerships which own the Crossroads Shopping Center (“Crossroads”). The Company accounts for its investment in Crossroads using the equity method of accounting as it has a non-controlling investment in Crossroads, but exercises significant influence. As such, the Company’s financial statements reflect its share of income from, but not the assets and liabilities of, Crossroads. The Company’s pro rata share of Crossroads mortgage debt as of December 31, 2004 was $31.4 million. This fixed-rate debt, which was refinanced in October of 2004, bears interest at 5.4% and matures in December 2014 In connection with the refinancing, the Company paid $1.3 million to settle two variable to fixed-rate swap agreements which served to hedge the former LIBOR based floating rate debt.

Reference is made to the discussion of Funds I and II under “Uses of Liquidity” in this Item 7 for additional detail related to the Company’s investment in and commitments to Funds I and II. The Company owns a 22% interest in Fund I and 20% in Fund II for which it also uses the equity method of accounting. The Company’s pro rata share of Funds I and II fixed-rate mortgage debt as of December 31, 2004 was $21.7 million at a weighted average interest rate of 6.4%. The Company’s pro rata share of Fund I and II variable-rate mortgage debt as of December 31, 2004 was $5.7 million at an interest rate of 4.3%. Maturities on these loans range from May 2005 to January 2023.

HISTORICAL CASH FLOW

The following discussion of historical cash flow compares the Company’s cash flow for the year ended December 31, 2004 (“2004’) with the Company’s cash flow for the year ended December 31, 2003 (“2003”).

Cash and cash equivalents were $13.5 million and $14.1 million at December 31, 2004 and 2003, respectively. The decrease of $0.6 million was a result of the following increases and decreases in cash flows:

	Years Ended December 31,

(amounts in millions)	2004	2003	Variance

Net cash provided by operating activities	$23.8	$18.6	$5.2
Net cash used in investing activities	(14.7)	(19.4)	4.7
Net cash used in financing activities	(9.8)	(30.2)	20.4

The variance in net cash provided by operating activities resulted primarily from an increase of $4.4 million in operating income before non-cash expenses in 2004, which was primarily due to an increase in rents following the redevelopment of the Gateway shopping center, re-tenanting activities and an increase in management fee income.

Back to Contents

The variance in net cash used in investing activities was primarily the result of an additional $15.2 million of distributions received from unconsolidated partnerships in 2004, a $2.5 million earn-out payment in 2003 related to a redevelopment project and a $6.2 million decrease in expenditures for real estate acquisitions, development and tenant installations during 2004.  In addition, $0.9 million of proceeds from the sale of land were received in 2004. These increases were offset by additional investments in and advances to unconsolidated partnerships of $10.4 million in 2004 as well as $10.4 million of notes issued in 2004.

The decrease in net cash used in financing activities resulted from $28.3 of proceeds received in 2004 related to the issuance of Common Shares and $9.3 million of cash provided by the exercise of stock options in 2004.  These decreases were partially offset by $12.8 million of additional cash used in 2004 for net repayments of outstanding mortgage debt , $2.8 million of additional cash paid for dividends and distributions on Common OP Units in 2004, $1.4 million of cash used for additional deferred financing costs in 2004 and $1.3 million of cash used to terminate a derivative instrument in 2004.

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

Valuation of Property Held for Use and Sale

On a quarterly basis, the Company reviews the carrying value of both properties held for use and for sale. The Company records impairment losses and reduces the carrying value of properties when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases where the Company does not expect to recover its carrying costs on properties held for use, the Company reduces its carrying cost to fair value, and for properties held for sale, the Company reduces its carrying value to the fair value less costs to sell. For the year ended December 31, 2002, an impairment loss of $0.2 million was recognized related to properties which were held for sale and subsequently sold. Management does not believe that the value of any properties in its portfolio was impaired as of December 31, 2004 or 2003.

Bad Debts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make payments on arrearages in billed rents, as well as the likelihood that tenants will not have the ability to make payment on unbilled rents including estimated expense recoveries and straight-line rent. As of December 31, 2004, the Company had recorded an allowance for doubtful accounts of $2.8 million. If the financial condition of the Company’s tenants were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Reference is made to the Notes to Consolidated Financial Statements included in “Financial Statements and Supplementary Data” in Item 8 of this Form 10-K.

Back to Contents

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is to changes in interest rates related to the Company’s mortgage debt. See the consolidated financial statements and notes thereto included in this Annual Report on Form 10-K for certain quantitative details related to the Company’s mortgage debt.

Currently, the Company manages its exposure to fluctuations in interest rates primarily through the use of fixed-rate debt and interest rate swap agreements  As of December 31, 2004, the Company had total mortgage debt of $153.4 million of which $146.4 million, or 95% was fixed-rate, inclusive of interest rate swaps, and $7.0 million, or 5%, was variable-rate based upon LIBOR plus certain spreads. As of December 31, 2004, the Company was a party to five interest rate swap transactions to hedge the Company’s exposure to changes in interest rates with respect to $86.2 million of LIBOR based variable-rate debt. The Company also has four forward-starting interest rate swaps which commence during 2005, 2006 and 2007 and mature from 2010 to 2012 that will hedge the Company’s exposure to changes in interest rates with respect to $62.2 million of refinanced LIBOR-based variable rate debt with the matching maturities.

The following table sets forth information as of December 31, 2004 concerning the Company’s long-term debt obligations, including principal cash flows by scheduled maturity and weighted average interest rates of maturing amounts (amounts in millions):

Consolidated mortgage debt:

Year	Scheduled amortization	Maturities	Total	Weighted average interest rate

2005	$1.6	$—	$1.6	n/a
2006	2.2	—	2.2	n/a
2007	3.8	12.5	16.3	6.5%
2008	4.5	8.0	12.5	3.8%
2009	5.2	—	5.2	n/a
Thereafter	13.8	101.8	115.6	4.8%

	$31.1	$122.3	$153.4

Mortgage debt in unconsolidated partnerships (at Company’s pro rata share):

Year	Scheduled amortization	Maturities	Total	Weighted average interest rate

2005	$1.4	$1.1	$2.5	5.3%
2006	1.5	—	1.5	n/a
2007	1.5	4.5	6.0	4.4%
2008	1.5	6.7	8.2	4.7%
2009	1.5	—	1.5	n/a
Thereafter	3.6	35.5	39.1	5.7%

	$11.0	$47.8	$58.8

Of the Company’s total outstanding debt, $12.5 million will become due in 2007. As the Company intends on refinancing some or all of such debt at the then-existing market interest rates which may be greater than the current interest rate, the Company’s interest expense would increase by approximately $0.1 million annually if the interest rate on the refinanced debt increased by 100 basis points. Interest expense on the Company’s variable debt as of December 31, 2004 would not increase materially as the Company has only $7.0 million of floating rate debt after taking into account the effect of interest rate swaps hedging $86.2 million of notional principal. The Company may seek additional variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, the Company would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data listed in items 15(a) (1) and 15(a) (2) hereof are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Back to Contents

ITEM 9A.	CONTROLS AND PROCEDURES

(i) Disclosure Controls and Procedures
     The Company conducted an evaluation, under the supervision and with the participation of management including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2004.

     (ii) Internal Control Over Financial Reporting

          (a) Management’s Report on Internal Control Over Financial Reporting

Management of Acadia Realty Trust is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, we used the criteria set forth in the framework in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control–Integrated Framework , our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears in this item 9A.

Acadia Realty Trust

White Plains, New York
March 10, 2005

          (b) Attestation report of the independent registered public accounting firm

The Shareholders and Trustees of
Acadia Realty Trust

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Acadia Realty Trust and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Acadia Realty Trust and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Back to Contents

In our opinion, management’s assessment that Acadia Realty Trust and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria.  Also, in our opinion, Acadia Realty Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Acadia Realty Trust and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 and our report dated March 10, 2005 expressed an unqualified opinion thereon.

/s/     Ernst & Young LLP

New York, New York
March 10, 2005

          (c) Changes in internal control over financial reporting.
          There was no change in the Company’s internal control over financial reporting during the Company’s fourth fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

This item is incorporated by reference from the definitive proxy statement for the 2005 Annual Meeting of Shareholders presently scheduled to be held May 18, 2005,  to be filed pursuant to Regulation 14A.

ITEM 11.	EXECUTIVE COMPENSATION

This item is incorporated by reference from the definitive proxy statement for the 2005 Annual Meeting of Shareholders presently scheduled to be held May 18, 2005, to be filed pursuant to Regulation 14A.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This item is incorporated by reference from the definitive proxy statement for the 2005 Annual Meeting of Shareholders presently scheduled to be held May18, 2005, to be filed pursuant to Regulation 14A.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This item is incorporated by reference from the definitive proxy statement for the 2005 Annual Meeting of Shareholders presently scheduled to be held May 18, 2005, to be filed pursuant to Regulation 14A.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

This item is incorporated by reference from the definitive proxy statement for the 2005 Annual Meeting of Shareholders presently scheduled to be held May 18, 2005, to be filed pursuant to Regulation 14A.

Back to Contents

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a) Financial Statements – Form 10-K. The following consolidated financial information is included as a separate section of this annual report on Form 10-K

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule.

Exhibit No.	Description

3.1	Declaration of Trust of the Company, as amended (1)
3.2	Fourth Amendment to Declaration of Trust (4)
3.3	By-Laws of the Company (5)
3.4	First Amendment to By-Laws of the Company (19)
4.1	Voting Trust Agreement between the Company and Yale University dated February 27, 2002 (14)
10.1	1999 Share Option Plan (8) (20)
10.2	2003 Share Option Plan (16) (20)
10.3	Form of Share Award Agreement (17) (20)
10.4	Form of Registration Rights Agreement and Lock-Up Agreement (18)
10.5	Registration Rights and Lock-Up Agreement (RD Capital Transaction) (11)
10.6	Registration Rights and Lock-Up Agreement (Pacesetter Transaction) (11)
10.7
Contribution and Share Purchase Agreement dated as of April 15, 1998 among Mark Centers Trust, Mark Centers Limited Partnership, the Contributing Owners and Contributing Entities named therein, RD Properties, L.P. VI, RD Properties, L.P. VIA and RD Properties, L.P. VIB (9)

10.8	Agreement of Contribution among Acadia Realty Limited Partnership, Acadia Realty Trust and Klaff Realty, LP and Klaff Realty, Limited (18)
10.9	Employment agreement between the Company and Kenneth F. Bernstein (6) (20)
10.10	Employment agreement between the Company and Ross Dworman (6) (20)
10.11	Amendment to employment agreement between the Company and Kenneth F. Bernstein (18) (20)
10.12	First Amendment to Employment Agreement between the Company and Kenneth Bernstein dated as of January 1, 2001 (12) (20)
10.13	First Amendment to Employment Agreement between the Company and Ross Dworman dated as of January 1, 2001 (12) (20)
10.14	Letter of employment offer between the Company and Michael Nelsen, Sr. Vice President and Chief Financial Officer dated February 19, 2003 (15) (20)
10.15	Severance Agreement between the Company and Joel Braun, Sr. Vice President, dated April 6, 2001 (13) (20)
10.16	Severance Agreement between the Company and Joseph Hogan, Sr. Vice President, dated April 6, 2001 (13) (20)

Back to Contents

10.17	Severance Agreement between the Company and Joseph Napolitano, Sr. Vice President dated April 6, 2001 (18) (20)
10.18	Severance Agreement between the Company and Robert Masters, Sr. Vice President and General Counsel dated January 2001 (18) (20)
10.19	Severance Agreement between the Company and Michael Nelsen, Sr. Vice President and Chief Financial Officer dated February 19, 2003 (15) (20)
10.20	Secured Promissory Note between RD Absecon Associates, L.P. and Fleet Bank, N.A. dated February 8, 2000 (7)
10.21	Promissory Note between 239 Greenwich Associates, L.P. and Greenwich Capital Financial Products, Inc. dated May 30, 2003 (18)
10.22	Open-End Mortgage, Assignment of Leases and Rents, and Security Agreement between 239 Greenwich Associates, L.P. and Greenwich Capital Financial Products, Inc. dated May 30, 2003 (18)
10.23	Promissory Note between Merrillville Realty, L.P. and Sun America Life Insurance Company dated July 7, 1999 (7)
10.24	Secured Promissory Note between Acadia Town Line, LLC and Fleet Bank, N.A. dated March 21, 1999 (7)
10.25	Promissory Note between RD Village Associates Limited Partnership and Sun America Life Insurance Company Dated September 21, 1999 (7)
10.26	Amended and Restated Mortgage Note between Port Bay Associates, LLC and Fleet Bank, N.A. dated July 19, 2000 (3)
10.27	Mortgage and Security Agreement between Port Bay Associates, LLC and Fleet Bank, N.A. dated July 19, 2000 (10)
10.28	Mortgage Note between Port Bay Associates, LLC and Fleet Bank, N.A. dated December 1, 2003 (18)
10.29	Mortgage and Security Agreement, and Assignment of Leases and Rents between Port Bay Associates, LLC and Fleet Bank, N.A. dated December 1, 2003 (18)
10.30	Note Modification Agreement between Port Bay Associates, LLC and Fleet Bank, N.A. dated December 1, 2003 (18)
10.31	Amended and Restated Promissory Note between Acadia Realty L.P. and Metropolitan Life Insurance Company for $25.2 million dated October 13, 2000 (10)
10.32	Amended and Restated Mortgage, Security Agreement and Fixture Filing between Acadia Realty L.P. and Metropolitan Life Insurance Company dated October 13, 2000 (10)
10.33	Term Loan Agreement between Acadia Realty L.P. and The Dime Savings Bank of New York, dated March 30, 2000 (10)
10.34	Mortgage Agreement between Acadia Realty L.P. and The Dime Savings Bank of New York, dated March 30, 2000 (10)
10.35	Promissory Note between RD Whitegate Associates, L.P. and Bank of America, N.A. dated December 22, 2000 (10)
10.36	Promissory Note between RD Columbia Associates, L.P. and Bank of America, N.A. dated December 22, 2000 (10)
10.37	Term Loan Agreement dated as of December 28, 2001, among Fleet National Bank and RD Branch Associates, L.P., et al (13)
10.38	Term Loan Agreement dated as of December 21, 2001, among RD Woonsocket Associates Limited Partnership, et al. and The Dime Savings Bank of New York, FSB (13)
10.39	Option Extension of Term Loan as of December 19, 2003 between RD Woonsocket Associates Limited Partnership, et al. and Washington Mutual Bank, FA (18)
10.40	Revolving Loan Promissory Note dated as of November 22, 2002, among RD Elmwood Associates, L.P. and Washington Mutual Bank, FA (15)
10.41	Revolving Loan Agreement dated as of November 22, 2002, among RD Elmwood Associates, L.P. and Washington Mutual Bank, FA (15)
10.42	Mortgage Agreement dated as of November 22, 2002, among RD Elmwood Associates, L.P. and Washington Mutual Bank, FA (15)
10.43	Note Modification Agreement between RD Elmwood Associates, L.P. and Washington Mutual Bank, FA dated December 19, 2003 (18)
10.44	Prospectus Supplement Regarding Options Issued under the Acadia Realty Trust 1999 Share Incentive Plan and 2003 Share Incentive Plan (19) (20)
10.45	Acadia Realty Trust 1999 Share Incentive Plan and 2003 Share Incentive Plan Deferral and Distribution Election Form (19) (20)
10.46	Amended, Restated And Consolidated Promissory Note between Acadia New Loudon, LLC and Greenwich Capital Financial Products, Inc. dated August 13, 2004 (19)
10.47
Amended, Restated And Consolidated Mortgage, Assignment Of Leases And Rents And Security Agreement between Acadia New Loudon, LLC and Greenwich Capital Financial Products, Inc. dated August 13, 2004 (19)

10.48
Amended and Restated Term Loan Agreement between Fleet National Bank and Heathcote Associates, L.P., Acadia Town Line, LLC, RD Branch Associates, L.P., RD Abington Associates Limited Partnership, And RD Methuen Associates Limited Partnership dated June 30, 2004 (19)

10.49	Mortgage Modification Agreement between Fleet National Bank and Acadia Town Line, LLC dated June 30, 2004 (19)
10.49a	Mortgage Modification Agreement between Fleet National Bank and Heathcote Associates, L.P. dated June 30, 2004 (19)
10.49b	Mortgage Modification Agreement between Fleet National Bank and RD Branch Associates dated June 30, 2004 (19)
10.49c	Mortgage Modification Agreement between Fleet National Bank and RD Methuen Associates dated June 30, 2004 (19)
10.49d	Mortgage Modification Agreement between Fleet National Bank and RD Abington Associates Limited Partnership dated June 30, 2004 (19)
31.1	Certification of Chief Executive Officer pursuant to rule 13a–14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (19)
31.2	Certification of Chief Financial Officer pursuant to rule 13a–14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (19)

Back to Contents

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (19)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (19)
99.1	Amended and Restated Agreement of Limited Partnership of the Operating Partnership (11)
99.2	First and Second Amendments to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership (11)
99.3	Third Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership (18)
99.4	Fourth Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership (18)
99.5	Certificate of Designation of Series A Preferred Operating Partnership Units of Limited Partnership Interest of Acadia Realty Limited Partnership (2)
99.6	Certificate of Designation of Series B Preferred Operating Partnership Units of Limited Partnership Interest of Acadia Realty Limited Partnership (18)

Notes:
(1)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal Year ended December 31, 1994
(2)	Incorporated by reference to the copy thereof filed as an Exhibit to Company’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 1997
(3)	Incorporated by reference to the copy thereof filed as an Exhibit to Company’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 1998
(4)	Incorporated by reference to the copy thereof filed as an Exhibit to Company’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 1998
(5)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Registration Statement on Form S-11 (File No.33-60008)
(6)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form10-K filed for the fiscal year ended December 31, 1998
(7)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form10-K filed for the fiscal year ended December 31, 1999
(8)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Registration Statement on Form S-8 filed September 28, 1999
(9)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Form 8-K filed on April 20, 1998
(10)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Form 10-K filed for the fiscal year ended December 31, 2000
(11)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Registration Statement on Form S-3 filed on March 3, 2000
(12)	Incorporated by reference to the copy thereof filed as an Exhibit to Company’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2001
(13)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001
(14)	Incorporated by reference to the copy thereof filed as an Exhibit to Yale University’s Schedule 13D filed on September 25, 2002
(15)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2002
(16)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Definitive Proxy Statement on Schedule 14A filed April 29, 2003.
(17)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Current Report on Form 8-K filed on July 2, 2003
(18)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2003
(19)	Filed herewith.
(20)	Management contract or compensatory plan or arrangement.

Back to Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

ACADIA REALTY TRUST
(Registrant)

By:	/s/ KENNETH F. BERNSTEIN

Kenneth F. Bernstein Chief Executive Officer, President and Trustee

Dated: March 14, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kenneth F. Bernstein	Chief Executive Officer, President and Trustee (Principal Executive Officer)	March 14, 2005

(Kenneth F. Bernstein)

/s/ Michael Nelsen	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2005

(Michael Nelsen)

/s/ Jon Grisham	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 14, 2005

(Jon Grisham)

/s/ Douglas Crocker II	Trustee	March 14, 2005

Douglas Crocker II

/s/ Alan S. Forman	Trustee	March 14, 2005

(Alan S. Forman)

/s/ Suzanne Hopgood	Trustee	March 14, 2005

(Suzanne Hopgood)

/s/ Lorrence T. Kellar	Trustee	March 14, 2005

Lorrence T. Kellar

/s/ Wendy Luscombe	Trustee	March 14, 2005

(Wendy Luscombe)

/s/ Lee S. Wielansky	Trustee	March 14, 2005

(Lee S. Wielansky)

Back to Contents

EXHIBIT INDEX

The following is an index to all exhibits filed with the Annual Report on Form 10-K other than those incorporated by reference herein:

Exhibit No.	Description

3.4	First Amendment to By-Laws of the Company
10.44	Prospectus Supplement Regarding Options Issued under the Acadia Realty Trust 1999 Share Incentive Plan and 2003 Share Incentive Plan
10.45	Acadia Realty Trust 1999 Share Incentive Plan and 2003 Share Incentive Plan Deferral and Distribution Election Form
10.46	Amended, Restated And Consolidated Promissory Note between Acadia New Loudon, LLC and Greenwich Capital Financial Products, Inc. dated August 13, 2004
10.47	Amended, Restated And Consolidated Mortgage, Assignment Of Leases And Rents And Security Agreement between Acadia New Loudon, LLC and Greenwich Capital Financial Products, Inc. dated August 13, 2004
10.48
Amended and Restated Term Loan Agreement between Fleet National Bank and Heathcote Associates, L.P., Acadia Town Line, LLC, RD Branch Associates, L.P., RD Abington Associates Limited Partnership, And RD Methuen Associates Limited Partnership dated June 30, 2004

10.49	Mortgage Modification Agreement between Fleet National Bank and Acadia Town Line, LLC dated June 30, 2004
10.49a	Mortgage Modification Agreement between Fleet National Bank and Heathcote Associates, L.P. dated June 30, 2004
10.49b	Mortgage Modification Agreement between Fleet National Bank and RD Branch Associates dated June 30, 2004
10.49c	Mortgage Modification Agreement between Fleet National Bank and RD Methuen Associates dated June 30, 2004
10.49d	Mortgage Modification Agreement between Fleet National Bank and RD Abington Associates Limited Partnership dated June 30, 2004
21	List of Subsidiaries of Acadia Realty Trust
23	Consent of Independent Auditors to Form S-3 and Form S-8
31.1	Certification of Chief Executive Officer pursuant to rule 13a – 14(a)/15d-14(a) of the Securities Exchange Act of
1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to rule 13a – 14(a)/15d-14(a) of the Securities Exchange Act of
1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Back to Contents

ACADIA REALTY TRUST AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS

Back to Index

Report of Independent Registered Public Accounting Firm

The Shareholders and Trustees of
Acadia Realty Trust

We have audited the accompanying consolidated balance sheets of Acadia Realty Trust and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Acadia Realty Trust and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Acadia Realty Trust and subsidiaries’ internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2005 expressed an unqualified opinion thereon.

/s/     Ernst & Young LLP

New York, New York
March 10, 2005

Back to Index

Part I. Financial Information

Item 1. Financial Statements

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,

	2004	2003

ASSETS
Real estate:
Land	$53,804	$53,804
Buildings and improvements	362,477	354,476
Construction in progress	5,896	5,858

	422,177	414,138
Less: accumulated depreciation	107,352	93,670

Net real estate	314,825	320,468
Cash and cash equivalents	13,499	14,159
Restricted cash	612	504
Cash in escrow	4,467	3,342
Investment in management contracts, net of accumulated amortization of $578	3,422	—
Investments in and advances to unconsolidated partnerships	18,135	13,630
Rents receivable, net	10,891	10,157
Notes receivable	10,087	3,586
Prepaid expenses	3,029	2,976
Deferred charges, net	13,478	11,140
Other assets	3,898	1,731
Assets of discontinued operations	—	6,491

	$396,343	$388,184

LIABILITIES AND SHAREHOLDERS’ EQUITY
Mortgage notes payable	$153,361	$174,847
Accounts payable and accrued expenses	7,640	5,639
Dividends and distributions payable	5,597	4,619
Due to related parties	—	48
Derivative instruments	2,136	4,044
Other liabilities	3,134	3,712
Liabilities of discontinued operations	—	15,856

Total liabilities	171,868	208,765

Minority interest in Operating Partnership	5,743	7,875
Minority interests in majority- owned partnerships	1,808	1,810

Total minority interests	7,551	9,685

Shareholders’ equity:
Common shares, $.001 par value, authorized 100,000,000 shares, issued and outstanding 31,340,637 and 27,409,141 shares, respectively	31	27
Additional paid-in capital	222,715	177,891
Accumulated other comprehensive loss	(3,180)	(5,505)
Deficit	(2,642)	(2,679)

Total shareholders’ equity	216,924	169,734

	$396,343	$388,184

The accompanying notes are an integral part of these consolidated financial statements

Back to Index

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Years ended December 31,

	2004	2003	2002

Revenues
Minimum rents	$51,469	$48,912	$46,643
Percentage rents	952	988	1,064
Expense reimbursements	13,350	13,222	10,988
Lease termination income	—	—	3,945
Other property income	643	748	535
Management fee income (net of submanagement fees of $1,591)	4,763	1,971	1,314
Interest income	1,469	788	2,062
Other	210	1,218	504

Total revenues	72,856	67,847	67,055

Operating Expenses
Property operating	14,908	14,726	11,965
Real estate taxes	9,025	8,469	8,086
General and administrative	10,468	10,734	10,173
Depreciation and amortization	15,650	17,374	14,221
Abandoned project costs	—	—	274

Total operating expenses	50,051	51,303	44,719

Operating income	22,805	16,544	22,336
Equity in earnings of unconsolidated partnerships	1,797	2,411	628
Interest expense	(10,446)	(9,954)	(9,720)
Gain on sale of land	932	1,187	1,530
Minority interest	(1,197)	(1,433)	(3,032)

Income from continuing operations	13,891	8,755	11,742

Discontinued operations:
Operating (loss) income from discontinued operations	(886)	(988)	907
Impairment of real estate	—	—	(197)
Gain on sale of properties	6,696	—	8,132
Minority interest	(116)	86	(1,185)

Income (loss) from discontinued operations	5,694	(902)	7,657

Net income	$19,585	$7,853	$19,399

The accompanying notes are an integral part of these consolidated financial statements

Back to Index

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (continued)
(In thousands, except per share amounts)

	Years ended December 31,

	2004	2003	2002

Basic earnings per share
Income from continuing operations	$0.47	$0.33	$0.47
Income (loss) from discontinued operations	0.20	(0.03)	0.30

Basic earnings per share	$0.67	$0.30	$0.77

Diluted earnings per share
Income from continuing operations	$0.46	$0.32	$0.46
Income (loss) from discontinued operations	0.19	(0.03)	0.30

Diluted earnings per share	$0.65	$0.29	$0.76

The accompanying notes are an integral part of these consolidated financial statements

Back to Index

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share amounts)

	Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Deficit	Total Shareholders’ Equity

	Shares	Amount

Balance, December 31, 2001	28,698	29	189,378	(1,206)	(9,103)	179,098
Conversion of 2,086,736 OP Units to Common Shares by limited partners of the Operating Partnership	2,087	2	14,901	—	—	14,903
Dividends declared ($0.52 per Common Share)	—	—	—	—	(12,975)	(12,975)
Repurchase of Common Shares	(5,525)	(6)	(33,414)	—	—	(33,420)
Forfeiture of restricted Common Shares	(3)	—	(14)	—	—	(14)
Unrealized loss on valuation of swap agreements	—	—	—	(5,668)	—	(5,668)
Net income	—	—	—	—	19,399	19,399

Balance at December 31, 2002	25,257	25	170,851	(6,874)	(2,679)	161,323
Conversion of 2,058,804 OP Units to Common Shares by limited partners of the Operating Partnership	2,059	2	14,898	—	—	14,900
Conversion of 632 Preferred OP
Units to Common Shares by limited partners of the Operating Partnership	84	—	632	—	—	632
Employee restricted share award	8	—	410	—	—	410
Settlement of vested options	—	—	(750)	—	—	(750)
Dividends declared ($0.595 per Common Share)	—	—	(8,160)	—	(7,853)	(16,013)
Employee exercise of 250 options	—	—	2	—	—	2
Unrealized gain on valuation of swap agreements	—	—	—	1,369	—	1,369
Common Shares purchased under Employee Stock Purchase Plan	1	—	8	—	—	8
Net income	—	—	—	—	7,853	7,853

Balance at December 31, 2003	27,409	$27	$177,891	$(5,505)	$(2,679)	$169,734
Conversion of 746,762 OP Units to Common Shares by limited partners of the Operating Partnership	747	1	6,395	—	—	6,396
Shares issued to Trustees and Employees	5	—	443	—	—	443
Employee restricted share award	22	—	394	—	—	394
Settlement of vested options	—	—	(67)	—	—	(67)
Dividends declared ($0.6525 per Common Share)	—	—	—	—	(19,548)	(19,548)
Employee and Trustee exercise of 1,262,000 options	1,262	1	9,265	—	—	9,266
Unrealized gain on valuation of swap agreements	—	—	—	2,325	—	2,325
Common Shares issued under Employee Stock Purchase Plan	6	—	84	—	—	84
Issuance of 1,890,000 Common Shares, net of issuance costs	1,890	2	28,310	—	—	28,312
Net income	—	—	—	—	19,585	19,585

	31,341	31	222,715	(3,180)	(2,642)	216,924

The accompanying notes are an integral part of these consolidated financial statements

Back to Index

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except per share amounts)

	Years ended December 31,

	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,585	$7,853	$19,399
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,077	17,909	16,429
Gain on sale of land	(932)	(1,187)	(1,530)
Gain on sale of properties	(6,696)	—	(8,132)
Minority interests	1,313	1,347	4,217
Abandoned project costs	—	—	274
Equity in earnings of unconsolidated partnerships	(1,797)	(2,411)	(628)
Amortization of derivative settlement included in interest expense	99	—	—
Provision for bad debts	783	523	602
Adjustment to carrying value of propeerty held for sale	—	—	197
Changes in assets and liabilities:
Restricted cash	(108)	(504)	—
Funding of escrows, net	(1,125)	105	(161)
Rents receivable	(1,288)	(3,958)	(1,135)
Prepaid expenses	99	(1,085)	266
Other assets	(3,004)	(891)	1,266
Accounts payable and accrued expenses	2,464	218	(534)
Due to/from related parties	(974)	(126)	67
Other liabilities	(673)	785	(1,131)

Net cash provided by operating activities	23,823	18,578	29,466

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for real estate and improvements	(7,139)	(13,531)	(14,408)
Net proceeds from sale of property	—	—	24,169
Payment of accrued expense related to redevelopment project	—	(2,488)	—
Investment in and advances to unconsolidated partnerships	(16,422)	(6,032)	(2,956)
Distributions from unconsolidated partnerships	16,781	1,602	1,049
Collections on notes receivable	3,929	3,232	41,042
Payment of deferred leasing costs	(2,378)	(2,183)	(801)
Proceeds from sale of land	932	—	—
Advances of notes receivable	(10,429)	—	—

Net cash (used in) provided by investing activities	(14,726)	(19,400)	48,095

The accompanying notes are an integral part of these consolidated financial statements

Back to Index

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(In thousands, except per share amounts)

	Years ended December 31,

	2004	2003	2002

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on mortgage notes payable	$(100,928)	$(32,917)	$(24,565)
Proceeds received on mortgage notes payable	76,251	21,000	7,758
Payment of deferred financing and other costs	(1,630)	(241)	(812)
Dividends paid	(18,507)	(14,896)	(13,131)
Distributions to minority interests in Operating Partnership	(416)	(1,207)	(2,023)
Distributions on Preferred Operating Partnership Units	(283)	(199)	(199)
Distributions to minority interests in majority-owned partnership	(606)	(985)	(139)
Settlement of vested options	(67)	(750)	—
Repurchase of Common Shares	—	—	(33,420)
Common Shares issued under Employee Stock Purchase Plan	84	8	—
Exercise of options to purchase Common Shares	9,340	—	—
Termination of derivative instrument	(1,307)	—	—
Issuance of Common Shares	28,312	—	—

Net cash used in financing activities	(9,757)	(30,187)	(66,531)

(Decrease) increase in cash and cash equivalents	(660)	(31,009)	11,030
Cash and cash equivalents, beginning of year	14,159	45,168	34,138

Cash and cash equivalents, end of year	$13,499	$14,159	$45,168

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amounts capitalized of $304, $403 and $931, respectively	$11,473	$11,242	$12,346

Supplemental disclosure of non-cash investing and financing activities:
Notes received in connection with sale of properties	$—	$—	$22,425

Disposition of real estate through assumption of debt	$12,405	$—	$42,438

Acquisition of management contract rights through issuance of preferred Operating Partnership Units	$4,000	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

Back to Index

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004
(In thousands, except per share amounts)

1. Organization, Basis of Presentation and Summary of Significant Accounting Policies

Acadia Realty Trust (the “Company”) is a fully integrated and self-managed real estate investment trust (“REIT”) which specializes in the acquisition, redevelopment and operation of shopping centers which are anchored by grocery and value-oriented retail.

All of the Company’s assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership (the “Operating Partnership”) and its majority owned partnerships. As of December 31, 2004, the Company controlled 99% of the Operating Partnership as the sole general partner. As the general partner, the Company is entitled to share, in proportion to its percentage interest, in the cash distributions and profits and losses of the Operating Partnership. The limited partners represent entities or individuals who contributed their interests in certain properties or partnerships to the Operating Partnership in exchange for common or preferred units of limited partnership interest (“Common or Preferred OP Units”). Limited partners holding Common OP Units are generally entitled to exchange their units on a one-for-one basis for common shares of beneficial interest of the Company (“Common Shares”). This structure is commonly referred to as an umbrella partnership REIT or “UPREIT”.

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

As of December 31, 2004, the Company operated 69 properties, which it owns or has an ownership interest in, consisting of 64 neighborhood and community shopping centers, one shopping center under development, one enclosed mall, one mixed-use property (retail/residential) and two multi-family properties, which are located primarily in the Northeast, Mid-Atlantic and Midwestern regions of the United States and, in total, comprise approximately 9.6 million square feet.

Principles of Consolidation

The consolidated financial statements include the consolidated accounts of the Company and its majority owned partnerships, including the Operating Partnership. Non-controlling investments in partnerships are accounted for under the equity method of accounting as the Company exercises significant influence.

Variable interest entities within the scope of Financial Accounting Statements Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46-R”) are required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. Management has evaluated the applicability of FIN 46-R to its investments in certain joint ventures and determined that these joint ventures do not meet the requirements of a variable interest entity and, therefore, consolidation of these ventures is not required. Accordingly, these investments are accounted for using the equity method.

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

The Company reviews its long-lived assets used in operations for impairment when there is an event, or change in circumstances that indicates impairment in value. The Company records impairment losses and reduces the carrying value of properties when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases where the Company does not expect to recover its carrying costs on properties held for use, the Company reduces its carrying cost to fair value, and for properties held for sale, the Company reduces its carrying value to the fair value less costs to sell. During the year ended December 31, 2002, an impairment loss of $197 was recognized related to a property that was sold as of December 31, 2002. Management does not believe that the values of its properties within the portfolio are impaired as of December 31, 2004.

Deferred Costs

Fees and costs paid in the successful negotiation of leases have been deferred and are being amortized on a straight-line basis over the terms of the respective leases. Fees and costs incurred in connection with obtaining financing have been deferred and are being amortized over the term of the related debt obligation.

Management Contracts

Income from management contracts, net of submanagement fees, is recognized on an accrual basis as such fees are earned. The initial acquisition cost of the management contracts is being amortized over the estimated lives of the contracts acquired.

Revenue Recognition

Leases with tenants are accounted for as operating leases. Minimum rents are recognized on a straight-line basis over the term of the respective leases. As of December 31, 2004 and 2003 unbilled rents receivable relating to straight-lining of rents were $6,506 and $5,873, respectively.

Percentage rents are recognized in the period when the tenant sales breakpoint is met.

Reimbursements from tenants for real estate taxes, insurance and other property operating expenses are recognized as revenue in the period the expenses are incurred.

An allowance for doubtful accounts has been provided against certain tenant accounts receivable that are estimated to be uncollectible. Rents receivable at December 31, 2004 and 2003 are shown net of an allowance for doubtful accounts of $2,841 and $2,420, respectively.

Interest income from notes receivable is recognized on an accrual basis based on the contractual terms of the notes.

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

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

1. Organization, Basis of Presentation and Summary of Significant Accounting Policies, continued

Income Taxes

The Company has made an election to be taxed, and believes it qualifies as a REIT under Sections 856 through 858 of the Internal Revenue Code of 1986, as amended (the “Code”). To maintain REIT status for federal income tax purposes, the Company is generally required to distribute to its stockholders at least 90% of its REIT taxable income as well as comply with certain other requirements as defined by the Code. The Company is not subject to federal corporate income tax to the extent that it distributes 100% of its REIT taxable income each year. Accordingly, no provision has been made for Federal income taxes for the Company in the accompanying consolidated financial statements. The Company is subject to state income or franchise taxes in certain states in which some of its properties are located. These state taxes, which in total are not significant, are included in general and administrative expenses in the accompanying consolidated financial statements.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value based method of accounting for stock-based employee compensation for stock options granted prior to January 1, 2002. See Note 11 – “Share Incentive Plan” for the assumptions utilized in valuing stock options:

	Years ended December 31,

	2004	2003	2002

Net income:
As reported	$19,585	$7,853	$19,399

Pro forma	$19,561	$7,829	$19,363

Basic earnings per share:
As reported	$0.67	$0.30	$0.77

Pro forma	$0.67	$0.29	$0.76

Diluted earnings per share:
As reported	$0.65	$0.29	$0.76

Pro forma	$0.65	$0.29	$0.76

Recent Accounting Pronouncements

On December 16, 2004, the FASB issued SFAS No. 153: Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.” SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe the adoption of SFAS No. 153 on June 15, 2005 will have a material effect on the Company’s consolidated financial statements.

On December 16, 2004, the FASB issued SFAS No. 123: (Revised 2004) - Share-Based Payment (“SFAS No. 123R”).  SFAS 123R replaces SFAS No. 123, which the Company adopted on January 1, 2003. SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements and be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R is effective as of the first interim or annual reporting period that begins after June 15, 2005.  The Company does not believe that the adoption of SFAS No. 123R will have a material effect on the Company’s consolidated financial statements.

Back to Index

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

1. Organization, Basis of Presentation and Summary of Significant Accounting Policies, continued

Comprehensive income

The following table sets forth comprehensive income for the years ended December 31, 2004, 2003 and 2002:

	Years ended December 31,

	2004	2003	2002

Net income	$19,585	$7,853	$19,399
Other comprehensive income (loss) (1)	2,325	1,369	(5,668)

Comprehensive income	$21,910	$9,222	$13,731

Notes:
(1) Relates to the changes in the fair value of derivative instruments accounted for as cash flow hedges.

The following table sets forth the change in accumulated other comprehensive loss for the years ended December 31, 2004, 2003 and 2002:

	Years ended December 31,

	2004	2003	2002

Beginning balance	$5,505	$6,874	$1,206
Unrealized (gain) loss on valuation of derivative instruments	(2,325)	(1,369)	5,668

Ending balance	$3,180	$5,505	$6,874

As of December 31, 2004, the balance in accumulated other comprehensive loss related solely to amounts attributable to interest rate swap agreements accounted for as cash flow hedges.

Reclassifications

Certain 2003 and 2002 amounts were reclassified to conform to the 2004 presentation.

2.   Acquisition and Disposition of Properties

Currently the primary vehicle for the Company’s acquisitions are through its acquisition joint ventures (Note 4).

A significant component of the Company’s business plan in prior years was also the disposition of non-core real estate assets. Under this initiative, which was completed in 2002, the Company sold a total of two apartment complexes and 23 shopping centers.

Dispositions relate to the sale of shopping centers, multi-family properties and land. Gains from these sales are recognized in accordance with the provisions of  SFAS No. 66, “Accounting for Sales of Real Estate”.

2002 Acquisitions and Dispositions

On November 8, 2002, the Company and an unaffiliated joint venture partner completed the sale of a contract to purchase land in Bethel, Connecticut, to the Target Corporation for $1,540 after closing and other related costs. The joint venture received a $1,632 note receivable for the net purchase price and additional reimbursements due from the buyer and deferred recognition of the gain on sale in accordance with SFAS No. 66. The note was paid in full on January 10, 2003, and as such, the Company’s share of the deferred gain, or $634, was recognized in 2003. Additional amounts held in escrow from the closing of $932 were released to the Company during 2004 and recognized as additional gain. Of this amount, $466 was attributable to the Company’s joint venture partner and reflected in minority interest in the accompany consolidated statement of income.

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

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

2.   Acquisition and Disposition of Properties, continued

On April 24, 2002, the Company sold a multi-property portfolio for $52,700. The portfolio consisted of 17 retail properties, which were cross-collateralized in a securitized loan program and in the aggregate contained approximately 2.3 million square feet. As part of the transaction, the buyer assumed the outstanding mortgage debt of $42,438. The Company retained a senior, preferred interest in the acquiring entity in the amount of $6,262, which earned an initial annual preferred return of 15%. On December 31, 2002, the Company’s interest was purchased at par by an affiliate of the purchaser of the portfolio. The Company recorded an $8,134 gain on the sale.

On January 16, 2002, the Company sold Union Plaza, a 218,000 square foot shopping center located in New Castle, Pennsylvania, for $4,750. The Company received a $3,563 purchase money note. The note, which was extended and now matures January 15, 2006, requires monthly interest of 7% for year one, increasing at a rate of 1% per annum throughout the term. As part of the transaction, the Company agreed to reimburse the purchaser 50% of a former tenant’s rent, or $22 a month, through July 15, 2003. The Company recorded a loss of $166 on the sale.

On January 10, 2002, the Company and an unaffiliated joint venture partner purchased a three-acre site located in the Bronx, New York, for $3,109. Simultaneously, the joint venture sold approximately 46% of the land to a self-storage facility for $3,300, recognizing a $1,530 gain on the sale of which the Company’s share was $957. The joint venture is currently redeveloping the remaining parcel

Discontinued Operations

SFAS No. 144 requires discontinued operations presentation for disposals of a “component” of an entity.  In accordance with SFAS No. 144, for all periods presented, the company reclassified its consolidated statements of income to reflect income and expenses for properties which became held for sale subsequent to December 31, 2001, as discontinued operations and reclassified its consolidated balance sheets to reflect assets and liabilities related to such properties as assets related to discontinued operations and liabilities related to discontinued operations.

The results of operations of sold properties is reported separately as discontinued operations for the years ended December 31, 2004, 2003 and 2002. Revenues from discontinued operations for the years ended December 31, 2004, 2003, and 2002 totaled $1,354, $1,598, and $8,587 respectively.

On November 22, 2004, the Company disposed of the East End Centre, a 308,000 square foot shopping center in Wilkes-Barre, Pennsylvania, for approximately $12,405 resulting in a $6,696 gain on the sale. The assets, liabilities, revenues and expenses of the properties classified as discontinued operations are summarized as follows:

December 31, 2003

ASSETS
Net real estate	$6,070
Rents receivable, net	237
Prepaid expenses	151
Deferred charges, net	33

6,491

LIABILITIES AND DEFICIT
Mortgage notes payable	15,597
Accounts payable and accrued expenses	165
Other liabilities	94

Total liabilities	15,856
Deficit	(9,365)

Total liabilities and deficit	$6,491

	Years ended December 31,

	2004	2003	2002

Total revenues	1,354	1,598	8,587
Total expenses	2,356	2,500	9,062

	(1,002)	(902)	(475)
Gain on sale of properties	6,696	—	8,132

Income (loss) from discontinued operations	$5,694	$(902)	$7,657

Back to Index

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

3.   Segment Reporting

The Company has two reportable segments: retail properties and multi-family properties. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates property performance primarily based on net operating income before depreciation, amortization and certain nonrecurring items. The reportable segments are managed separately due to the differing nature of the leases and property operations associated with the retail versus residential tenants. The following table sets forth certain segment information for the Company, reclassified for discontinued operations, as of and for the years ended December 31, 2004, 2003, and 2002 (does not include unconsolidated partnerships):

2004

	Retail Properties	Multi-Family Properties	All Other	Total

Revenues	$58,799	$7,596	$6,461	$72,856
Property operating expenses and real estate taxes	19,799	4,134	—	23,933

Net property income before depreciation and amortization	$39,000	$3,462	$6,461	$48,923

Depreciation and amortization	$13,889	$1,433	$328	$15,650

Interest expense	$8,928	$1,518	$—	$10,446

Real estate at cost	$381,562	$40,615	$—	$422,177

Total assets	$338,722	$36,872	$20,749	$396,343

Gross leasable area (multi-family – 1,474 units)	4,848	1,207	—	6,055

Expenditures for real estate and improvements	$6,297	$842	$—	$7,139

Revenues
Total revenues for reportable segments	$74,983
Elimination of intersegment management fee income	(1,290)
Elimination of intersegment asset management fee income	(708)
Elimination of intersegment service fees and interest income	(129)

Total consolidated revenues	$72,856

Property operating expenses and real estate taxes
Total property operating expenses and real estate taxes for reportable segments	$25,059
Elimination of intersegment management fee expense	(1,126)

Total consolidated expenses	$23,933

Reconciliation to net income
Net property income before depreciation and amortization	$48,923
Depreciation and amortization	(15,650)
General and administrative	(10,468)
Equity in earnings of unconsolidated partnerships	1,797
Interest expense	(10,446)
Gain on sale of property	932
Income from discontinued operations	5,694
Minority interest	(1,197)

Net income	$19,585

Back to Index

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

3.   Segment Reporting, continued

2003

	Retail Properties	Multi-Family Properties	All Other	Total

Revenues	$56,552	$7,318	$3,977	$67,847
Property operating expenses and real estate taxes	19,008	4,187	—	23,195

Net property income before depreciation and amortization	$37,544	$3,131	$3,977	$44,652

Depreciation and amortization	$15,717	$1,336	$321	$17,374

Interest expense	$8,424	$1,530	$—	$9,954

Real estate at cost	$374,364	$39,774	$—	$414,138

Total assets	$337,724	$36,830	$13,630	$388,184

Gross leasable area (multi-family – 1,474 units)	$4,848	$1,207	$—	$6,055

Expenditures for real estate and improvements	$12,003	$1,378	$—	$13,381

Revenues
Total revenues for reportable segments	$69,487
Elimination of intersegment management fee income	(1,340)
Elimination of intersegment asset management fee income	(300)

Total consolidated revenues	$67,847

Property operating expenses and real estate taxes
Total property operating expenses and real estate taxes for reportable segments	$24,352
Elimination of intersegment management fee expense	(1,157)

Total consolidated expense	$23,195

Reconciliation to net income
Net property income before depreciation and amortization	$44,652
Depreciation and amortization	(17,374)
General and administrative	(10,734)
Equity in earnings of unconsolidated partnerships	2,411
Interest expense	(9,954)
Gain on sale of land	1,187
Loss from discontinued operations	(902)
Minority interest	(1,433)

Net income	$7,853

Back to Index

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

3.   Segment Reporting, continued

2002

	Retail Properties	Multi-Family Properties	All Other	Total

Revenues	$56,206	$6,969	$3,880	$67,055
Property operating expenses and real estate taxes	16,360	3,691	—	20,051

Net property income before depreciation and amortization	$39,846	$3,278	$3,880	$47,004

Depreciation and amortization	$12,704	$1,201	$316	$14,221

Interest expense	$8,093	$1,627	$—	$9,720

Real estate at cost	$362,142	$38,396	$—	$400,538

Total assets	$368,547	$36,224	$6,164	$410,935

Gross leasable area (multi-family – 1,474 units)	4,848	1,207	—	6,055

Expenditures for real estate and improvements	$13,107	$1,000	$—	$14,107

Revenues
Total revenues for reportable segments	$68,121
Elimination of intersegment management fee income	(1,066)

Total consolidated revenues	$67,055

Property operating expenses and real estate taxes
Total property operating expenses and real estate taxes for reportable segments	$21,108
Elimination of intersegment management fee expense	(1,057)

Total consolidated expense	$20,051

Reconciliation to net income
Net property income before depreciation and amortization	$47,004
Depreciation and amortization	(14,221)
General and administrative and abandoned project costs	(10,447)
Equity in earnings of unconsolidated partnerships	628
Interest expense	(9,720)
Gain on sale of land	1,530
Income from discontinued operations	7,657
Minority interest	(3,032)

Net income	$19,399

Back to Index

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (In thousands, except per share amounts)

4.   Investments in Unconsolidated Partnerships

Crossroads

The Company owns a 49% interest in the Crossroads Joint Venture, LLC and Crossroads II, LLC (collectively, “Crossroads”) which collectively own a 311,000 square foot shopping center in White Plains, New York. The Company accounts for its investment in Crossroads using the equity method. Summary financial information of Crossroads and the Company’s investment in and share of income from Crossroads follows:

	December 31,

	2004	2003

Balance Sheets
Assets:
Rental property, net	$6,939	$7,402
Other assets	6,129	3,710

Total assets	$13,068	$11,112

Liabilities and partners’ equity
Mortgage note payable	$64,000	$32,961
Other liabilities	2,481	4,696
Partners’ equity	(53,413)	(26,545)

Total liabilities and partners’ equity	$13,068	$11,112

Company’s investment	$(9,304)	$3,665

	Years Ended December 31,

	2004	2003	2002

Statements of Income
Total revenue	$8,160	$8,324	$7,091
Operating and other expenses	2,707	2,465	2,150
Interest expense	2,740	2,542	2,722
Depreciation and amortization	778	570	547

Net income	$1,935	$2,747	$1,672

Company’s share of net income	$1,112	$1,377	$934
Amortization of excess investment (See below)	392	392	392

Income from partnerships	$720	$985	$542

The unamortized excess of the Company’s investment over its share of the net equity in Crossroads at the date of acquisition was $19,580 which was allocated between land, and building and improvements. The portion of this excess attributable to buildings and improvements is being amortized over the life of the related property.

Acadia Strategic Opportunity Fund, LP (“Fund I”)

In 2001, the Company formed a joint venture, Fund I, with four of its institutional investors for the purpose of acquiring real estate assets.  The total committed capital for Fund I is $90,000, of which the Company’s share is $20,000. The Company is the sole general partner with 22% interest in the joint venture and is also entitled to a profit participation in excess of its invested capital based on certain investment return thresholds.  The Company also earns market-rate fees for asset management as well as for property management, construction and leasing services.  Decisions made by the general partner as it relates to purchasing, financing and disposition of properties are subject to the unanimous disapproval  of the Advisory Committee, which is comprised of representatives from each of the four institutional investors.

Back to Index

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

4.   Investments in Unconsolidated Partnerships, continued

Acquisitions completed during 2004 and 2003 were as follows:

On March 11, 2004, Fund I, in conjunction with the Company’s long-time investment partner, Hendon Properties (“Hendon”), purchased a $9,600 first mortgage loan from New York Life Insurance Company for $5,500. The loan, which was secured by a 235,000 square foot shopping center in Aiken, South Carolina, was in default at acquisition. Fund I and Hendon acquired the loan with the intention of pursuing ownership of the property securing the debt. Fund I provided 90% of the equity capital and Hendon provided the remaining 10% of the equity capital used to acquire the loan. Hendon is entitled to receive profit participation in excess of its proportionate equity interest. The property is currently anchored by a Kroger supermarket and was only 56% occupied at acquisition due to the vacancy of a former Kmart store. Subsequent to the acquisition of the loan, Fund I and Hendon obtained fee title to this property and currently plan to redevelop and re-anchor the center. The Company loaned $3,150 to Fund I in connection with the purchase of the first mortgage loan. The note matures March 9, 2006, and bears interest at 7% for the first year and 6% for the second year. In addition to its loan to Fund I, the Company invested approximately $900, primarily its pro-rata share of equity as a partner in Fund I. In September 2004, Fund I and Hendon purchased the Pine Log Plaza for $1,500. The 35,000 square foot center is located in front of and adjacent to the Hitchcock Plaza. Related to this transaction, the Company provided an additional $750 loan to Fund I with a March 2006 maturity and interest at 7% for the first year and 6% for the second year.

In May 2004, Fund I acquired a 50% interest in Haygood Shopping Center and Sterling Heights Shopping Center for an aggregate investment of $3,184. These assets are part of the portfolio that the Company currently manages as a result of its January 2004 acquisition of certain management contracts. The Haygood Shopping Center is a 165,000 square foot shopping center located in Virginia Beach, Virginia. The Sterling Heights Shopping Center is a 141,000 square foot shopping center located in Sterling Heights, Michigan.

In May 2004, Fund I and an unaffiliated partner, each with a 50% interest, acquired a 35,000 square foot shopping center in Tarrytown, New York, for approximately $5,300.  Related to this acquisition, the Company loaned $2,000 to Fund I which bears interest at the prime rate and matures May 2005.

In January 2003, Fund I and an unaffiliated joint venture party acquired a one million square foot supermarket portfolio consisting of twenty-five anchor-only leases with either Kroger or Safeway supermarkets (“Kroger/Safeway Portfolio”). The portfolio was acquired through long-term ground leases with terms, including renewal options, averaging in excess of 80 years, which are master leased to a non-affiliated entity. The purchase price of $48,900 (inclusive of closing and other related acquisition costs) included the assumption of $34,450 of existing fixed-rate debt which bears interest at a weighted-average rate of 6.6%. The mortgage debt fully amortizes over the next seven years, which is coterminous with the primary lease term of the supermarket leases. Fund I invested $11,250 of the equity capitalization of which the Company’s share was $2,500.

In January 2003, Fund I acquired a one million square foot portfolio for an initial purchase price of $86,287, inclusive of closing and other related acquisition costs. The portfolio consists of two shopping centers located in Wilmington, Delaware (“Brandywine Portfolio”). A portion of one of the properties is currently unoccupied, which Fund I will pay for on an “earn-out” basis only when it is leased. To date, Fund I has incurred costs of $20,600 for Earn-out space. At closing, Fund I assumed $38,082 of fixed-rate debt which bears interest at a weighted average rate of 6.2% as well as obtained an additional fixed-rate loan of $30,000 which bears interest at 4.7%. Fund I invested equity of $19,270 in the acquisition, of which the Company’s share was $4,282.

The Company accounts for its investment in Fund I using the equity method. Summary financial information of Fund I and the Company’s investment in and share of income from Fund I is as follows:

	December 31,

	2004	2003

Balance Sheets
Assets:
Rental property, net	$187,046	$173,507
Other assets	13,077	4,763

Total assets	$200,123	$178,270

Liabilities and partners’ equity
Mortgage note payable	$120,188	$120,609
Other liabilities	24,060	11,731
Partners’ equity	55,875	45,930

Total liabilities and partners’ equity	$200,123	$178,270

Company’s investment	$12,115	$9,965

Back to Index

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

4.   Investments in Unconsolidated Partnerships, continued

Acadia Strategic Opportunity Fund, LP (“Fund I”), continued

	Year ended December 31, 2004	Year ended December 31, 2003	Year ended December 31, 2002

Statements of Income
Total revenue	$26,664	$26,008	$1,224
Operating and other expenses	5,807	5,017	342
Management and other fees	2,106	2,171	1,391
Interest expense	6,673	6,399	350
Depreciation and amortization	8,731	8,055	145
Minority interest	166	157	—
Loss in unconsolidated subsidiary	207	—	—

Net income (loss)	$2,974	$4,209	$(1,004)

Company’s share of net income	$1,170	$1,426	$86

Acadia Strategic Opportunity Fund II, LLC (“Fund II”)

In June of 2004, the Company formed a joint venture, Fund II, with the investors from Fund I as well as two new institutional investors for the purpose of acquiring real estate assets.  The total committed capital for Fund II is $300,000, of which the Company’s share is $60,000. The Company is the sole managing member with 20% interest in the joint venture and is also entitled to a profit participation in excess of its invested capital based on certain investment return thresholds.  The Company also earns market-rate fees for asset management as well as for property management, construction, legal and leasing services.  Decisions made by the managing member as it relates to purchasing, financing and disposition of properties are subject to the unanimous disapproval  of the Advisory Committee, which is comprised of representatives from each of the six institutional investors.

On September 29, 2004, in conjunction with an investment partner, P/A Associates, LLC (“P/A”), Fund II purchased 400 East Fordham Road in the Bronx, NY for $30,197, inclusive of closing and other related acquisition costs. The Company had provided a bridge loan of $18,000 to Fund II in connection with this acquisition. Subsequent to the acquisition, Fund II repaid this loan from the Company with $18,000 of proceeds from a new loan from a bank which bears interest at LIBOR plus 175 basis points and matures September 2014.

On October 1, 2004, Fund II initiated its second urban/infill project in conjunction with P/A. Fund II entered into a 95-year ground lease to redevelop a 16-acre site in Pelham Manor, Westchester County, New York.

At December 31, 2004, Fund II had total assets of $33,492, total liabilities of $18,321 (including mortgage debt of $18,000) and members equity of $15,171 of which the company’s share was $2,760. For the period ended December 31, 2004, Fund II had revenues of $885, expenses of $3,457, and net loss of $2,572, of which the Company’s share was $93.

Other

In September 2004, affiliates of Funds I and Fund II, through separately organized, newly formed limited liability companies on a non-recourse basis, invested in the acquisition of Mervyn’s from the Target Corporation as part of an investment consortium of Sun Capital and Cerberus. The total acquisition price was approximately $1,175,000 subject to debt of approximately $800,000. Each of the affiliates of Funds I and II invested approximately $11,600, of which the Company’s share of equity totaled $4,898.

Included in investments in and advances to unconsolidated partnerships at December 31, 2004 are advances aggregating $7,666.

5.   Deferred Charges

Deferred charges consist of the following as of December 31, 2004 and 2003:

	2004	2003

Deferred financing costs	$7,263	$6,372
Deferred leasing and other costs	17,743	15,286

	25,006	21,658
Accumulated amortization	(11,528)	(10,518)

	$13,478	$11,140

Back to Index

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

6.   Mortgage Loans

At December 31, 2004, mortgage notes payable aggregated $153,361 and were collateralized by 15 properties and related tenant leases. Interest rates ranged from 3.8% to 7.6%.  Taking into consideration $86,156 of notional principal under variable to fixed-rate swap agreements currently in effect, $146,407 of the portfolio, or 95%, was fixed at a 6.1% weighted average interest rate and $6,954, or 5% was floating at a 3.8% weighted average interest rate.  Mortgage payments are due in monthly installments of principal and/or interest and mature on various dates through 2014. Certain loans are cross-collateralized and cross-defaulted. The loan agreements contain customary representations, covenants and events of default. Certain loan agreements require the Company to comply with certain affirmative and negative covenants, including the maintenance of certain debt service coverage and leverage ratios.

In connection with the disposition of the East End Centre during November of 2004, the Company extinguished $23,734 of mortgage debt which was scheduled to mature in 2010 and which was cross-collateralized by the East End Centre and Crescent Plaza.

On December 1, 2004, the Company paid down $800 of an outstanding balance on a line of credit.  At the same time, the Company fully repaid the outstanding balances on two other lines of credit totaling $13,029.

During December of 2004, the Company retired $33,401 of mortgage debts with two banks.

On August 13, 2004, the Company refinanced an existing $7,936 floating rate mortgage loan with a $15,000 fixed rate mortgage loan maturing in 2014. The terms of the new mortgage loan, bearing interest at 5.6%, provide for interest-only payments for two years, and principal and interest thereafter based on a 30-year amortization with a balloon payment due at maturity of $13,064.  In connection with the refinancing, the Company was required to prepay $1,587 of debt collateralized by two other properties, and pay a prepayment penalty of $95.

On June 30, 2004, the Company closed on a $45,900 cross collateralized revolving facility, which is collateralized by five of the Company’s properties.  The existing combined outstanding debt of $23,000 was modified to allow the Company to borrow an additional $22,900. The facility matures in 2012 and bears interest at LIBOR plus 140 basis points.

On June 30, 2004, the Company closed on a $12,100 revolving facility secured by one of its properties.  The existing outstanding debt of $8,900 was modified to allow the Company to borrow an additional $3,200.  The facility matures in 2012 and bears interest at LIBOR plus 140 basis points.

On March 26, 2004, the Company paid down $10,363 and modified and extended $40,000 of an existing $50,363 loan with a bank. The loan, secured by two of the Company’s properties, now matures April 1, 2011 and requires the monthly payment of interest at LIBOR plus 150 basis points and principal amortized over 30 years.

The following table summarizes the Company’s mortgage indebtedness (exclusive of mortgage debt of discontinued operations) as of December 31, 2004 and 2003:

	December 31, 2004	December 31, 2003	Interest Rate at December 31, 2004	Maturity	Properties Encumbered		Payment Terms

Mortgage notes payable – variable rate
Washington Mutual Bank, FA	29,900	50,686	3.82% (LIBOR + 1.50%)	04/01/11		(1)		(11)
Fleet National Bank	44,485	8,992	3.79% (LIBOR + 1.40%)	06/29/12		(2)		(12)
Fleet National Bank	10,252	6,256	3.82% (LIBOR + 1.40%)	06/29/12		(3)		(11)
Fleet National Bank	8,473	8,598	3.79% (LIBOR + 1.40%)	12/01/08		(4)		(11)
Washington Mutual Bank, FA	—	—	— (LIBOR + 1.50%)	11/22/07		(5)		(15)
Fleet National Bank	—	—	— (LIBOR + 1.50%)	03/01/08		(6)		(16)
Sun America Life Insurance Company	—	9,191	—	n/a	n/a		n/a
Fleet National Bank	—	12,009	—	n/a	n/a		n/a
Washington Mutual Bank, FA	—	20,083	—	n/a	n/a		n/a
Fleet National Bank	—	4,865	—	n/a	n/a		n/a
Fleet National Bank - Interest Rate Swaps	(86,156)	(86,669)	(Note 16)

Total variable-rate debt	6,954	34,011

Mortgage notes payable – fixed rate
Bank of America, N.A.	16,062	16,226	7.55%	01/01/11		(7)		(11)
RBS Greenwich Capital	15,000	—	5.64%	09/06/14		(8)		(14)
RBS Greenwich Capital	16,000	16,000	5.19%	06/01/13		(9)		(13)
SunAmerica Life Insurance Company	13,189	13,425	6.46%	07/01/07		(10)		(11)
Metropolitan Life Insurance Company	—	8,516	8.13%	n/a	n/a		n/a
Fleet National Bank - Interest Rate Swaps	86,156	86,669	5.95% (Note 16)

Total fixed-rate debt	146,407	140,836

	$153,361	$174,847

Back to Index

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

6.   Mortgage Loans, continued

Notes:
(1)	Bradford Towne Centre Ledgewood Mall

(2)	Branch Shopping Center Abington Towne Center Methuen Shopping Center Town Line Plaza Gateway Shopping Center; there is additional capacity of $970 on this facility

(3)	Smithtown Shopping Center

(4)	Soundview Marketplace; there is additional capacity of $5,000 on this facility

(5)	Elmwood Park Shopping Center; no amounts are out-standing under this $20,000 revolving facility

(6)	Marketplace of Absecon; no amounts are outstanding under this $7,400 revolving facility

(7)	GHT Apartments/Colony Apartments

(8)	New Loudon Center

(9)	239 Greenwich Avenue

(10)	Merrillville Plaza

(11)	Monthly principal and interest

(12)	Annual principal and monthly interest

(13)	Interest only until 5/05; monthly principal and interest thereafter

(14)	Interest only until 9/06; monthly principal and interest thereafter

(15)	Interest only monthly

(16)	Interest only monthly until fully drawn; monthly principal and interest thereafter

The scheduled principal repayments of all mortgage indebtedness as of December 31, 2004 are as follows:

2005	$1,605
2006	2,188
2007	16,362
2008	12,434
2009	5,156
Thereafter	115,616

$153,361

7.   Shareholders’ Equity and Minority Interests

Common Shares

In March of 2004, a secondary public offering was completed for a total of 5,750,000 Common Shares. The selling shareholders, Yale University and its affiliates (“Yale”) and Ross Dworman, a former trustee, sold 4,191,386 and 1,558,614 Common Shares, respectively. The Company did not sell any Common Shares in the offering and did not receive any proceeds from the offering.

During November 2004, the Company issued 1,890,000 Common Shares (the “Offering”). The $28,312 in proceeds from the Offering, net of related costs, was used to retire above-market, fixed-rate indebtedness as well as to invest in real estate assets. Yale and Kenneth F. Bernstein, the Company’s Chief Executive Officer, also sold 1,000,000, and 110,000 Common Shares, respectively, in connection with this transaction.  Mr. Bernstein sold 110,000 Common Shares in connection with his exercise of options to purchase 150,000 Common Shares. In connection with the Offering, the Company and all insiders, including Yale, agreed to a 90-day lockup period. After the Offering, Yale owns approximately 3,600,000 Common Shares, or approximately 12% of all outstanding Common Shares of the Company.

Back to Index

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

7.   Shareholders’ Equity and Minority Interests, continued

In May 2004, the Board of Trustees approved a resolution permitting one of its institutional shareholders, which currently owns approximately 2% of the Company’s outstanding Common Shares, to acquire additional shares through open market purchases.  This waiver of the Company’s share ownership limitation will permit this shareholder to acquire up to an additional 3% of the Company’s shares through December 31, 2004, or an aggregate of up to 5% of the Company’s Common Shares.

During 2003, the Board of Trustees approved a resolution permitting one of its institutional shareholders, which currently owns 6% of the Company’s outstanding Common Shares, to acquire additional shares through open market purchases. This waiver of the Company’s Common Shares ownership limitation, which was approved in response to a request from this institutional investor, permited this shareholder to acquire up to an additional 3.7% of the Company’s Common Shares through March 31, 2004, or an aggregate of up to 9.7% of the Company’s Common Shares.

Through December 31, 2004, the Company had repurchased 2,051,605 Common Shares at a total cost of $11,650 (of which 1,425,643 of these Common Shares have been subsequently reissued) under the expanded share repurchase program that allows for the repurchase of up to $20,000 of the Company’s outstanding Common Shares. The repurchased shares are reflected as a reduction of par value and additional paid-in capital.

Minority Interests

Minority interest in Operating Partnership represents the limited partners’ interest of 392,255 and 1,139,017 units in the Operating Partnership (“Common OP Units”) at December 31, 2004 and 2003, respectively. During 2004 and 2003, various limited partners converted a total of 746,762 and 2,058,804 Common OP Units into Common Shares on a one-for-one basis, respectively. Mr. Dworman, a trustee of the Company, received 34,841 of Common OP Units through various affiliated entities during 2003 (Note 8).

Minority interest in Operating Partnership also includes 1,580 units of preferred limited partnership interests designated as Series A Preferred Units at December 31, 2004 and 2003 and 4,000 preferred limited partnership interests designated as Series B Preferred Units at December 31, 2004.

The Series A Preferred OP Units were issued on November 16, 1999 in connection with the acquisition of all the partnership interests of the limited partnership which owns the Pacesetter Park Shopping Center. Certain Series A Preferred OP Unit holders converted 632 Series A Preferred OP Units into 84,267 Common OP Units and then into Common Shares during 2003. The Series A Preferred OP Units, which have a stated value of $1,000 each, are entitled to a quarterly preferred distribution of the greater of (i) $22.50 (9% annually) per Series A Preferred OP Unit or (ii) the quarterly distribution attributable to a Series A Preferred OP Unit if such unit were converted into a Common OP Unit. The Series A Preferred OP Units are currently convertible into Common OP Units based on the stated value divided by $7.50. After the seventh anniversary following their issuance, either the Company or the holders can call for the conversion of the Series A Preferred OP Units at the lesser of $7.50 or the market price of the Common Shares as of the conversion date.

The Series B Preferred OP Units were issued to Klaff Realty LP (“Klaff”) in January 2004 in consideration for the acquisition of certain management contract rights. The Series B Preferred OP Units, with a stated value of a $1,000 each, are entitled to a preferred quarterly distribution of the greater of (i) $13.00 (5.2% annually) per unit or (ii) the quarterly distribution attributable to a Series B Preferred OP Unit if such unit were converted into a Common OP Unit. The Series B Preferred OP Units are convertible into Common OP Units based on the stated value of $1,000 divided by $12.82 at any time. The Company’s Board of Trustees approved a waiver on February 24, 2004, which allows Klaff to redeem 1,500 Series B Preferred OP Units at any time for cash. As of December 31, 2004, none of these units have been redeemed.

Minority interests in majority-owned partnerships represent third party interests in four properties in which the Company has a majority ownership position.

8.   Related Party Transactions

The Company managed one property in which a shareholder of the Company had an ownership interest, for which the Company earned a management fee of 3% of tenant collections. Management fees earned by the Company under this contract aggregated $142, $212 and $229 for the years ended 2004, 2003 and 2002, respectively.  In addition, the Company also earned leasing commissions of $157 related to this property for the year ended December 31, 2004. In connection with the sale of the property on July 12, 2004, the management contract was terminated and the Company earned a $75 disposition fee.

The Company also earns certain management and service fees in connection with its investment in Fund I and Fund II (Note 4). Such fees earned by the Company (after adjusting for intercompany fees) aggregated $3,504, $1,689 and $1,082 for the years ended December 31, 2004, 2003 and 2002, respectively.

Back to Index

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

8.   Related Party Transactions, continued

The Company also earns fees in connection with its rights to provide asset management, leasing, disposition, development and construction services for an existing portfolio of retail properties and/or leasehold interests in which Klaff, a preferred OP unit holder, has an interest, which was acquired during 2004. Net fees earned by the Company (after payment of submanagement fees of $1,591) in connection with this portfolio were $885 for the year ended December 31, 2004.

On March 19, 2004, Mr. Dworman and certain entities controlled by Mr. Dworman converted 1,000,000 share options and 548,614 OP Units held by them in connection with Mr. Dworman’s resignation from the Company’s Board of Trustees and in connection with a secondary public offering. Included in the Common OP Units converted to Common Shares during 2003 were 2,300 Common OP Units converted by Mr. Dworman who then transferred them to a charitable foundation in accordance with a pre-existing arrangement.

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

During the year ended December 31, 2004, Kenneth F. Bernstein, President and Chief Executive Officer, and certain former trustees of the Company exercised 400,000 and 20,000 options to purchase Common Shares, respectively.

9.   Tenant Leases

Space in the shopping centers and other retail properties is leased to various tenants under operating leases that usually grant tenants renewal options and generally provide for additional rents based on certain operating expenses as well as tenants’ sales volume.

Minimum future rentals to be received under non-cancelable leases for shopping centers and other retail properties as of December 31, 2004 are summarized as follows:

2005	$42,868
2006	41,189
2007	37,871
2008	32,982
2009	28,875
Thereafter	171,903

$355,688

Minimum future rentals above include a total of $4,805 for two tenants (with three leases), which have filed for bankruptcy protection. None of these leases have been rejected nor affirmed. During the years ended December 31, 2004, 2003 and 2002, no single tenant collectively accounted for more than 10% of the Company’s total revenues.

10.   Lease Obligations

The Company leases land at four of its shopping centers, which are accounted for as operating leases and generally provide the Company with renewal options. Ground rent expense was $791, $780 and $791 for the years ended December 31, 2004, 2003 and 2002, respectively. The leases terminate during the years 2020 to 2066. One of these leases provides the Company with options to renew for additional terms aggregating from 20 to 44 years. The Company leases space for its White Plains corporate office for a term expiring in 2010. Office rent expense was $239, $242 and $109 for the years ended December 31, 2004, 2003 and 2002, respectively. Future minimum rental payments required for leases having remaining non-cancelable lease terms are as follows:

2005	$1,042
2006	1,051
2007	1,068
2008	1,129
2009	1,149
Thereafter	17,088

$22,527

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

The 1999 Plan also provides for the granting of share appreciation rights, restricted shares and performance units/shares. Share appreciation rights provide for the participant to receive, upon exercise, cash and/or Common Shares, at the discretion of the committee, equal to the excess of the market value of the Common Shares at the exercise date over the market value of the Common Shares at the Grant Date. The Committee will determine the award and restrictions placed on restricted shares, including the dividends thereon and the term of such restrictions. The Committee also determines the award and vesting of performance units and performance shares based on the attainment of specified performance objectives of the Company within a specified performance period. Through December 31, 2004, no share appreciation rights or performance units/shares have been awarded.

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

As of December 31, 2004, the Company has 464,650 options outstanding to officers and employees. These fully vested options are for ten-year terms from the grant date and, except for 10,000 options which vested fully as of the grant date, vested in three equal annual installments which began on the grant date. In addition, 26,000 options have been issued to non-employee Trustees of which 8,200 options were vested as of December 31, 2004.

During 2004, the Committee granted a total of 126,853 restricted shares ( net of subsequent forfeitures) pursuant to the 2003 Plan to certain employees of the Company (the “Recipients”). In general, the restricted shares carry all the rights of Common Shares including voting and dividend rights, but may not be transferred, assigned or pledged until the Recipients have a vested non-forfeitable right to such shares. Vesting with respect to these restricted shares, which is subject to the Recipients’ continued employment with the Company through the applicable vesting dates, is as follows:

i. 85,157 restricted shares vest 20% on each of the next five anniversaries of the grant date, January 2, 2004 (“Grant Date”) ,

ii.   20,848 restricted shares vest 20% on each of the next five anniversaries of the Grant Date, provided that in addition to the Recipients’ continued employment through the vesting date, the Company’s total shareholder return, as determined by the Committee in its discretion, is 8% or more either for such fiscal year or, on average, for such fiscal year and each other fiscal year occurring after January 2, 2004 – in which case vesting shall occur for any restricted shares that did not vest in a prior fiscal year based on this 8% condition.

iii.  20,848 restricted shares vest 20% on each of the next five anniversaries of the Grant Date, provided that in addition to the Recipients’ continued employment through the vesting date, the Company’s total shareholder return, as determined by the Committee in its discretion, is 11% or more either for such fiscal year or, on average, for such fiscal year and each other fiscal year occurring after January 2, 2004 – in which case vesting shall occur for any restricted shares that did not vest in a prior fiscal year based on this 11% condition.

The total value of the above restricted share awards on the date of grant was $1,586 which will be recognized in expense over the vesting period.

For the year ended December 31, 2003, 107,834 restricted shares were issued pursuant to the 2003 Plan. The total value of the restricted share awards on the date of grant was $752 which will be recognized in expense over the vesting period.  No restricted shares were issued for the year ended December 31, 2002. No awards of share appreciation rights or performance units/shares were granted for the years ended December 31, 2004, 2003 and 2002.

Back to Index

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

11.   Share Incentive Plan, continued

For the years ended December 31, 2004, 2003 and 2002, $764, $410 and $121, respectively, was recognized in compensation expense related to restricted share grants. Unearned compensation of $1,400 as of December 31, 2004 will be recognized in expense as such shares vest.

Effective January 1, 2002, the Company adopted the fair value method of recording stock-based compensation contained in SFAS No. 123, “Accounting for Stock-Based Compensation”. As such, stock based compensation awards are expensed over the vesting period based on the fair value at the date the stock-based compensation was granted.

The Company has used the Black-Scholes option-pricing model for purposes of estimating the fair value in determining compensation expense for options granted for the years ended December 31, 2004, 2003 and 2002. The Company has also used this model for the pro forma information regarding net income and earnings per share as required by SFAS No. 123 for options issued for the year ended December 31, 2001 as if the Company had also accounted for these employee stock options under the fair value method. The fair value for the options issued by the Company was estimated at the date of the grant using the following weighted-average assumptions resulting in:

	Years ended December 31,

	2004	2003	2002

Risk-free interest rate	4.0%	4.4%	3.3%
Dividend yield	4.2%	5.8%	7.0%
Expected life	7.5 years	10.0 years	7.0 years
Expected volatility	18.0%	18.0%	19.1%
Fair value at date of grant (per option)	$2.17	$0.82	$0.44

Changes in the number of shares under all option arrangements are summarized as follows:

	Years ended December 31,

	2004	2003	2002

Outstanding at beginning of year	2,095,150	2,472,400	2,593,400
Granted	19,000	8,000	5,000
Option price per share granted	$12.55-14.13	$9.11-11.66	$7.10
Cancelled	—	—	—
Exercisable at end of year	446,850	2,082,750	2,313,436
Settled (1)	39,500	385,000	126,000
Exercised	1,610,000	250	—
Expired	—	—	—
Outstanding at end of year	464,650	2,095,150	2,472,400
Option prices per share outstanding	$5.75-$14.13	$4.89-$11.66	$4.89-$7.50

(1) Pursuant to the 1999 Plan these options were settled and did not result in the issuance of any additional Common Shares.

As of December 31, 2004 the outstanding options had a weighted average exercise price of $6.61 and a weighted average remaining contractual life of approximately 5.4 years.

Back to Index

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

12.   Employee Stock Purchase and Deferred Share Plan

In 2003, the Company adopted the Acadia Realty Trust Employee Stock Purchase Plan (the “Purchase Plan”), which allows eligible employees of the Company to purchase Common Shares through payroll deductions. The Purchase Plan provides for employees to purchase Common Shares on a quarterly basis at a 15% discount to the closing price of the Company’s Common Shares on either the first day or the last day of the quarter, whichever is lower. The amount of the payroll deductions will not exceed a percentage of the participant’s annual compensation that the Committee establishes from time to time, and a participant may not purchase more than 1,000 Common Shares per quarter. Compensation expense will be recognized by the Company to the extent of the above discount to the average closing price of the Common Shares with respect to the applicable quarter. During 2004 and 2003, 6,397 and 810 Common Shares, respectively, were purchased by Employees under the Purchase Plan and the associated compensation expense was $15 and $1, respectively.

In August of 2004, the Company adopted a Deferral and Distribution Election (“Deferred Share Election”) pursuant to the 1999 Share Incentive Plan and 2003 Share Incentive Plan, whereby the participants elected to defer receipt of 190,487 Common Shares (“Share Units”) that would otherwise be issued upon the exercise of certain options.  The payment of the option exercise price was made by tendering Common Shares that the participants owned for at least six months prior to the option exercise date.  The Share Units are equivalent to a Common Share on a one-for-one basis and carry a dividend equivalent right equal to the dividend rate for the Company’s Common shares. The deferral period is determined by each of the participants and generally terminates after the cessation of the participants continuous service with the Company, as defined in the agreement.  In December 2004, optionees exercised 346,000 options pursuant to the Deferred Share Election and tendered 155,513 Common Shares in consideration of the option exercise price. The Company issued 155,513 Common Shares to optionees and 190,487 Share Units.

13.   Employee 401(k) Plan

The Company maintains a 401(k) plan for employees under which the Company currently matches 50% of a plan participant’s contribution up to 6% of the employee’s annual salary. A plan participant may contribute up to a maximum of 15% of their compensation but not in excess of $13 for the year ended December 31, 2004. The Company contributed $109, $110, and $115 for the years ended December 31, 2004, 2003 and 2002, respectively.

14.   Dividends and Distributions Payable

On December 7, 2004, the Company declared a cash dividend for the quarter ended December 31, 2004 of $0.1725 per Common Share. The dividend was paid on January 14, 2005 to shareholders of record as of December 31, 2004.

The Company has determined that the cash distributed to the shareholders is characterized as follows for Federal income tax purposes:

	For the years ended December 31,

	2004	2003	2002

Ordinary income	59%	100%	44%
Long-term capital gain	0%	0%	56%
Section 1250 gain	32%	0%	0%
Return of capital	9%	0%	0%

	100%	100%	100%

15.   Income Taxes

The Company believes it qualifies as a REIT and therefore is not liable for income taxes at the federal level or in most states for the current year as well as for future years. Accordingly, for the years ended December 31, 2004, 2003 and 2002, no provision was recorded for federal or  state income taxes.

The following unaudited table reconciles the Company’s book net income to REIT taxable income before dividends paid deduction:

	For the years ended December 31,

	2004 Estimate	2003 Actual	2002 Actual

Book net income	$19,585	$7,853	$19,399
Book/tax difference in depreciation and amortization	3,438	3,828	(6,802)
Book/tax difference on gains/losses from capital transactions	(1,354)	—	904
Book/tax difference on exercise of options to purchase common shares	(8,970)	—	—
Other book/tax differences, net	1,953	(326)	1,380

REIT taxable income before dividends paid deduction	$14,652	$11,355	$14,881

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

Cash and Cash Equivalents, Restrictred Cash, Cash in Escrow, Rents Receivable, Notes Receivable, Prepaid Expenses, Other Assets, Accounts Payable and Accrued Expenses, Dividends and Distributions Payable, Due to Related Parties and Other Liabilities – The carrying amount of these assets and liabilities approximates fair value due to the short-term nature of such accounts.

Derivative Instruments – The fair value of these instruments is based upon the estimated amounts the Company would receive or pay to terminate the contracts as of December 31, 2004 and 2003 and is determined using interest rate market pricing models.

Mortgage Notes Payable – As of December 31, 2004 and 2003, the Company has determined the estimated fair value of its mortgage notes payable are approximately $153,612 and $193,619, respectively, by discounting future cash payments utilizing a discount rate equivalent to the rate at which similar mortgage notes payable would be originated under conditions then existing.

Derivative Financial Instruments

Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  As required by SFAS 133, the Company records all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in fair value are recognized in earnings.

As of December 31, 2004 and 2003, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations.  Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

During November 2004, the Company terminated interest rate swaps with a total notional amount of $16,974 in connection with its investment in the Crossroads joint venture, which completed a refinancing of an existing variable-rate mortgage with a new fixed-rate mortgage. The fair value of these interest rate swaps was $1,307 which was paid by the Company to the counter-party at the termination date. This amount has been deferred in accumulated other comprehensive income and will be reclassified as additional interest expense as the hedged forecasted interest payments occur. Of this amount, $62 was reclassified from accumulated other comprehensive income as additional interest expense during 2004.

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

In January and February 2004, the Company entered into four forward starting variable to fixed interest rate swap agreements as described in the table below.

Back to Index

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

16.   Financial Instruments, continued

The following table summarizes the notional values and fair values of the Company’s derivative financial instruments as of December 31, 2004. The notional value does not represent exposure to credit, interest rate or market risks:

Hedge Type	Notional Value	Rate	Forward Start Date	Interest maturity	Fair Value

LIBOR Swap	$30,000	4.80%	n/a	4/1/05	$(171)
LIBOR Swap	20,000	4.53%	n/a	10/1/06	(436)
LIBOR Swap	8,866	4.47%	n/a	6/1/07	(213)
LIBOR Swap	15,387	4.32%	n/a	1/1/07	(289)
LIBOR Swap	11,903	4.11%	n/a	1/1/07	(176)

	$86,156

LIBOR Swap (1)	$37,667	4.35%	4/1/05	1/1/11	(449)
LIBOR Swap (1)	11,410	4.90%	10/2/06	10/1/11	(187)
LIBOR Swap (1)	4,640	4.71%	10/2/06	1/1/10	(57)
LIBOR Swap (1)	8,434	5.14%	6/1/07	3/1/12	(158)

	$62,151

Interest rate swap payable					$(2,136)

Notes:
(1) Forward starting interest swap agreements

As of December 31, 2004 and 2003, the derivative instruments were reported at fair value as derivative instrument liabilities of $2,136 and $5,860 (of which $1,816 was reflected as a reduction of investments in and advances to unconsolidated partnerships for 2003), respectively. As of December 31, 2004 and 2003, unrealized losses totaling $3,219 and $5,734 represented the fair value of the aforementioned derivatives, of which $3,180 and $5,505 was reflected in accumulated other comprehensive loss, and $39 and $229 as a reduction of minority interest in Operating Partnership. For the years ended December 31, 2004 and 2003, the Company recorded in interest expense an unrealized (loss) gain of ($37) and $51, respectively, due to partial ineffectiveness on one of the swaps which was terminated in November 2004. The ineffectiveness resulted from differences between the derivative notional and the principal amount of the hedged variable rate debt.

The Company’s interest rate hedges are designated as cash flow hedges and hedge the future cash outflows on mortgage debt. Interest rate swaps that convert variable payments to fixed payments, such as those held by the Company, as well as interest rate caps, floors, collars, and forwards are cash flow hedges. The unrealized gains and losses in the fair value of these hedges are reported on the balance sheet with a corresponding adjustment to either accumulated other comprehensive income or earnings depending on the type of hedging relationship. For cash flow hedges, offsetting gains and losses are reported in accumulated other comprehensive income. Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified to earnings. This reclassification occurs over the same time period in which the hedged items affect earnings. Within the next twelve months, the Company expects to reclassify to earnings as interest expense approximately $1,300 of the current balance held in accumulated other comprehensive loss.

17.   Earnings Per Common Share

Basic earnings per share was determined by dividing the applicable net income to common shareholders for the year by the weighted average number of Common Shares outstanding during each year consistent with SFAS No. 128. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Shares were exercised or converted into Common Shares or resulted in the issuance of Common Shares that then shared in the earnings of the Company. The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the periods indicated

Back to Index

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

17.   Earnings Per Common Share, continued

	Years ended December 31,

	2004	2003	2002

Numerator:
Income from continuing operations – basic earnings per share	$13,891	$8,755	$11,742
Effect of dilutive securities:
Preferred OP Unit distributions	—	—	199

Numerator for diluted earnings per share	13,891	8,755	11,941

Denominator:
Weighted average shares – basic earnings per share	29,341	26,640	25,321
Effect of dilutive securities:
Employee stock options	571	592	190
Convertible Preferred OP Units	—	—	295

Dilutive potential Common Shares	571	592	485

Denominator for diluted earnings per share	29,912	27,232	25,806

Basic earnings per share from continuing operations	$0.47	$0.33	$0.47

Diluted earnings per share from continuing operations	$0.46	$0.32	$0.46

The weighted average shares used in the computation of basic earnings per share include unvested restricted shares (Note 11) and Share Units that are entitled to receive dividend equivalent payments (Note 12). The effect of the conversion of Common OP Units is not reflected in the above table as they are exchangeable for Common Shares on a one-for-one basis. The income allocable to such units is allocated on this same basis and reflected as minority interest in the accompanying consolidated financial statements. As such, the assumed conversion of these units would have no net impact on the determination of diluted earnings per share.

18. Summary of Quarterly Financial Information (unaudited)

The quarterly results of operations of the Company for the years ended December 31, 2004 and 2003 are as follows:

	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004	Total for Year

Revenue	$17,544	$17,757	$18,340	$19,215	$72,856
Income from continuing operations	$3,209	$4,004	$3,223	$3,455	$13,891
Income (loss) from discontinued operations	$(359)	$(240)	$(328)	$6,621	$5,694
Net income	$2,850	$3,764	$2,895	$10,076	$19,585
Net income per Common Share – basic:
Income from continuing operations	$0.11	$0.14	$0.11	$0.11	$0.47
Income (loss) from discontinued operations	(0.01)	(0.01)	(0.01)	0.22	0.20

Net income	$0.10	$0.13	$0.10	$0.33	$0.67

Net income per Common Share – diluted:
Income from continuing operations	$0.11	$0.14	$0.11	$0.11	$0.46
Income from discontinued operations	(0.01)	(0.01)	(0.01)	0.21	0.19

Net income	$0.10	$0.13	$0.10	$0.32	$0.65

Cash dividends declared per Common Share	$0.16	$0.16	$0.16	$0.1725	$0.6525
Weighted average Common Shares outstanding:
Basic	27,890,065	29,333,184	29,459,175	30,665,688	29,340,992
Diluted	28,560,779	29,793,310	29,953,528	31,645,852	29,912,405

Back to Index

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

18. Summary of Quarterly Financial Information (unaudited), continued

	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003	Total for Year

Revenue	$17,685	$16,076	$16,374	$17,712	$67,847
Income (loss) from continuing operations	$3,702	$2,648	$2,667	$(262)	$8,755
Loss from discontinued operations	$(239)	$(205)	$(243)	$(215)	$(902)
Net income	$3,463	$2,443	$2,424	$(477)	$7,853
Net income per Common Share – basic
Income from continuing operations	$0.15	$0.10	$0.10	$(0.01)	$0.33
Loss from discontinued operations	(0.01)	(0.01)	(0.01)	(0.01)	(0.03)

Net income	$0.14	$0.09	$0.09	$(0.02)	$0.30

Net income per Common Share – diluted
Income from continuing operations	$0.15	$0.10	$0.10	$(0.01)	$0.32
Loss from discontinued operations	(0.01)	(0.01)	(0.01)	(0.01)	(0.03)

Net income	$0.14	$0.09	$0.09	$(0.02)	$0.29

Cash dividends declared per Common
Share	$0.15	$0.15	$0.15	$0.16	$0.61
Weighted average Common Shares outstanding:
Basic	25,377,095	26,387,010	27,333,040	27,431,982	26,639,832
Diluted	25,639,027	26,880,780	28,062,699	28,305,567	27,232,316

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

For the year ended December 31, 2004, the Company accrued estimated costs of $730 related to flood damage incurred at the Mark Plaza located Wilkes-Barre, PA.  Under the terms of the Company’s insurance policy, a maximum deductible of approximately $730 would apply in the event the flood damage was the direct result of a “named” storm.  The insurance company currently contends that the flood damage resulted directly from Hurricane Ivan, a “named” storm.

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

Back to Index

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

20. Subsequent Events

On March 8, 2005, the Company invested $20,000 in a 10% preferred equity position in a Klaff controlled entity which leases real estate to Levitz Furniture.

Back to Index

ACADIA REALTY TRUST
SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2004

Description	Encumbrances		Land	Buildings & Improvements	Costs capitalized Subsequent to Acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Acquisition (a) Construction(c)

Shopping Centers
Crescent Plaza Brockton, MA	$—		$1,147	$7,425	$550	$1,147	$7,975	$9,122	$4,110	1984	(a)
New Loudon Centre Latham, NY	15,000		505	4,161	10,839	505	15,000	15,505	7,450	1982	(a)
Ledgewood Mall Ledgewood, NJ		(1)	619	5,434	32,973	619	38,407	39,026	24,053	1983	(a)
Mark Plaza Edwardsville, PA	—		—	4,268	4,706	—	8,974	8,974	5,363	1968	(c)
Luzerne Street Plaza Scranton, PA	—		35	315	1,244	35	1,559	1,594	1,080	1983	(a)
Blackman Plaza Wilkes-Barre, PA	—		120	—	1,599	120	1,599	1,719	537	1968	(c)
Greenridge Plaza Scranton, PA	—		1,335	6,314	2,289	1,335	8,603	9,938	4,296	1986	(c)
Plaza 422 Lebanon, PA	—		190	3,004	719	190	3,723	3,913	2,602	1972	(c)
Route 6 Mall Honesdale, PA	—		—	—	12,696	1,664	11,032	12,696	3,901	1995	(c)
Pittston Mall Pittston, PA	—		1,500	—	5,956	1,521	5,935	7,456	1,940	1995	(c)
Berlin Shopping Centre Berlin, NJ	—		1,331	5,351	219	1,331	5,570	6,901	2,074	1994	(a)
Bradford Towne Centre Towanda, PA		(1)	—	—	16,100	817	15,283	16,100	5,642	1994	(c)
Abington Towne Center Abington, PA		(2)	799	3,197	1,993	799	5,190	5,989	943	1998	(a)
Bloomfield Town Square Bloomfield Hills, MI	—		3,443	13,774	4,361	3,443	18,135	21,578	2,842	1998	(a)
Walnut Hill Plaza Woonsocket, RI	—		3,122	12,488	839	3,122	13,327	16,449	2,559	1998	(a)
Elmwood Park Plaza Elmwood Park, NJ		(3)	3,248	12,992	14,762	3,800	27,202	31,002	3,986	1998	(a)
Merrillville Plaza Hobart, IN	13,189		4,288	17,152	1,023	4,288	18,175	22,463	3,225	1998	(a)
Soundview Marketplace Port Washington, NY	8,473		2,428	9,711	2,432	2,428	12,143	14,571	2,839	1998	(a)
Marketplace of Absecon Absecon, NJ		(3)	2,573	10,294	2,467	2,573	12,761	15,334	2,139	1998	(a)

Back to Index

ACADIA REALTY TRUST
SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2004

Description	Encumbrances		Land	Buildings & Improvements	Costs capitalized Subsequent to Acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Acquisition (a) Construction(c)

Hobson West Plaza Naperville, IL	—		1,793	7,172	686	1,793	7,858	9,651	1,460	1998	(a)
Smithtown Shopping Center Smithtown, NY	10,252		3,229	12,917	1,027	3,229	13,944	17,173	2,769	1998	(a)
Town Line Plaza Rocky Hill, CT		(2)	878	3,510	7,048	909	10,528	11,437	6,006	1998	(a)
Branch Shopping Center Village of the Branch, NY		(2)	3,156	12,545	566	3,156	13,111	16,267	2,148	1998	(a)
The Methuen Shopping Center Methuen, MA		(2)	956	3,826	—	956	3,826	4,782	610	1998	(a)
Gateway Shopping Center Burlington, VT		(2)	1,273	5,091	11,400	1,273	16,491	17,764	1,234	1999	(a)
Mad River Station Dayton, OH	—		2,350	9,404	278	2,350	9,682	12,032	1,490	1999	(a)
Pacesetter Park Shopping Center Ramapo, NY	—		1,475	5,899	730	1,475	6,629	8,104	973	1999	(a)
239 Greenwich Greenwich, CT	16,000		1,817	15,846	213	1,817	16,059	17,876	2,207	1999	(c)
Residential Properties
Gate House, Holiday House, Tiger Village Columbia, MO	10,708		2,312	9,247	2,493	2,312	11,740	14,052	2,498	1998	(a)
Village Apartments Winston Salem, NC	—		3,429	13,716	2,453	3,429	16,169	19,598	3,171	1998	(a)
Colony Apartments Columbia, MO	5,354		1,118	4,470	1,377	1,118	5,847	6,965	1,205	1998	(a)
Undeveloped land					250	250		250
Properties under development	—		—	—	5,896	—	5,896	5,896	—

	$153,361		$50,469	$219,523	$152,184	$53,804	$368,373	$422,177	$107,352

Back to Index

Acadia Realty Trust
Notes to Schedule III
December 31, 2004

1.	These properties serve as collateral for the financing with Washington Mutual Bank, FA in the amount of $29,900 (note 6)
2.	These properties serve as collateral for the financing with Bank of America, NA in the amount of $44,485 (note 6)
3.	These properties are collateral for credit facilities with total capacity of $27,400 of which no amounts were drawn as of December 31, 2004
4.	Depreciation on investments in buildings and improvements reflected in the statements of income is calculated over the estimated useful life of the assets as follows:

Buildings	30 to 40 years
Improvements	Shorter of lease term or useful life

5.	The aggregate gross cost of property included above for Federal income tax purposes was $376,456 as of December 31, 2004.
6.	(a) Reconciliation of Real Estate Properties:

The following table reconciles the real estate properties from January 1, 2002 to December 31, 2004:

	For the year ended December 31,

	2004	2003	2002

Balance at beginning of year	$414,138	$400,539	$385,110
Other improvements	7,194	13,599	15,761
Reclassification of tenant improvement activities	845	—	—
Fully depreciated assets written off	—	—	(332)

Balance at end of year	$422,177	$414,138	$400,539

(b) Reconciliation of Accumulated Depreciation:

The following table reconciles accumulated depreciation from January 1, 2002 to December 31, 2004:

	For the year ended December 31,

	2004	2003	2002

Balance at beginning of year	$93,670	$78,168	$66,441
Reclassification of tenant improvement activities	660	—	—
Fully depreciated assets written off	—	—	(332)
Depreciation related to real estate	13,022	15,502	12,059

Balance at end of year	$107,352	$93,670	$78,168