Form 10-Q
period 2005-03-31
ACADIA REALTY TRUST
filed 2005-05-09
CIK 899629

Click here to Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number 1-12002

ACADIA REALTY TRUST
(Exact name of registrant in its charter)

MARYLAND	23-2715194
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1311 MAMARONECK AVENUE, SUITE 260, WHITE PLAINS, NY	10605
(Address of principal executive offices)	(Zip Code)

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

As of May 4, there were 31,394,210 common shares of beneficial interest, par value $.001 per share, outstanding.

Back to Cover

ACADIA REALTY TRUST AND SUBSIDIARIES
FORM 10-Q

Back to Index

Part I.         Financial Information

Item 1.         Financial Statements

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	March 31, 2005	December 31, 2004

	(unaudited>
ASSETS
Real estate:
Land	$53,804	$53,804
Buildings and improvements	363,024	362,477
Construction in progress	7,202	5,896

	424,030	422,177
Less: accumulated depreciation	(110,709)	(107,352)

Net real estate	313,321	314,825
Cash and cash equivalents	6,193	13,499
Cash in escrow	3,683	4,467
Restricted cash	509	612
Investments in and advances to unconsolidated partnerships	28,625	27,439
Investment in management contracts, net of accumulated
amortization of $749 and $578, respectively	4,367	3,422
Preferred equity investment	20,000	—
Rents receivable, net	12,055	10,891
Notes receivable	12,347	10,087
Prepaid expenses	2,882	3,029
Deferred charges, net	15,864	13,478
Other assets	9,217	3,898

	$429,063	$405,647

LIABILITIES AND SHAREHOLDERS’ EQUITY
Mortgage notes payable	$173,000	$153,361
Accounts payable and accrued expenses	7,056	7,640
Dividends and distributions payable	5,642	5,597
Interest rate swap payable	475	2,136
Share of losses in excess of investment in unconsolidated partnerships	9,639	9,304
Other liabilities	3,417	3,134

Total liabilities	199,229	181,172

Minority interest in Operating Partnership	9,745	5,743
Minority interests in majority-owned partnerships	1,808	1,808

Total minority interests	11,553	7,551

Shareholders’ equity:
Common shares	31	31
Additional paid-in capital	222,030	222,715
Accumulated other comprehensive income	(1,138)	(3,180)
Deficit	(2,642)	(2,642)

Total shareholders’ equity	218,281	216,924

	$429,063	$405,647

See accompanying notes

Back to Index

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(unaudited)

(in thousands, except per share amounts)

	Three months ended March 31,

	2005	2004

Revenues
Minimum rents	$12,943	$12,797
Percentage rents	184	217
Expense reimbursements	4,050	3,591
Other property income	328	123
Management fee income, net of submanagement fees of $303 and $261, respectively	1,978	545
Interest income	477	115
Other	—	156

Total revenues	19,960	17,544

Operating Expenses
Property operating	3,918	3,761
Real estate taxes	2,414	2,248
General and administrative	3,078	2,489
Depreciation and amortization	4,024	3,735

Total operating expenses	13,434	12,233

Operating income	6,526	5,311
Equity in earnings of unconsolidated partnerships	497	544
Interest expense	(2,359)	(2,429)
Minority interest	(219)	(217)

Income from continuing operations	4,445	3,209

Discontinued Operations
Operating loss from discontinued operations	—	(373)
Minority interest	—	14

Loss from discontinued operations	—	(359)

Net Income	$4,445	$2,850

Basic Earnings per Share
Income from continuing operations	$0.14	$0.11
Income (loss) from discontinued operations	—	(0.01)

Basic earnings per share	$0.14	$0.10

Diluted Earnings per Share
Income from continuing operations	$0.14	$0.11
Income (loss) from discontinued operations	—	(0.01)

Diluted earnings per share	$0.14	$0.10

See accompanying notes

Back to Index

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(in thousands)

	March 31, 2005	March 31, 2004

	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,445	$2,850
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,024	3,856
Minority interests	219	203
Equity in earnings of unconsolidated partnerships	(497)	(544)
Amortization of derivative settlement included in interest expense	109	—
Provision for bad debts	139	206
Changes in assets and liabilities:
Restricted cash	103	(193)
Funding of escrows, net	784	(63)
Rents receivable	(1,303)	(83)
Prepaid expenses	147	753
Other assets	(5,102)	(109)
Accounts payable and accrued expenses	(391)	778
Due to/from related parties	—	2
Other liabilities	282	(855)

Net cash provided by operating activities	2,959	6,801

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for real estate and improvements	(1,783)	(1,340)
Investment in and advances to unconsolidated partnerships	(802)	(3,740)
Distributions from unconsolidated partnerships	693	308
Payment of deferred leasing costs	(97)	(680)
Advances of notes receivable	(2,285)	(3,315)
Preferred equity investment	(20,000)	—

Net cash used in investing activities	(24,274)	(8,767)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on mortgages	(361)	(11,233)
Proceeds received on mortgage notes	20,000	9,000
Payment of deferred financing and other costs	—	(506)
Dividends paid	(5,442)	(4,401)
Distributions to minority interests in Operating Partnership	(68)	(182)
Distributions on preferred Operating Partnership Units	(88)	(36)
Distributions to minority interests in majority-owned partnerships	(56)	(39)
Common Shares issued under Employee Stock Purchase Plan	24	19
Settlement of options to purchase Common Shares	—	(66)
Exercise of options to purchase Common Shares	—	7,943

Net cash provided by financing activities	14,009	499

Decrease in cash and cash equivalents	(7,306)	(1,467)
Cash and cash equivalents, beginning of period	13,499	14,159

Cash and cash equivalents, end of period	$6,193	$12,692

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amounts capitalized of $96 and $93, respectively	$2,070	$2,792

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of management contract rights through issuance of Common and Preferred Operating Partnership Units, respectively	$4,000	$4,000

Back to Index

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
(in thousands, except per share amounts)

1.          THE COMPANY

Acadia Realty Trust (the “Company”) is a fully integrated and self-managed real estate investment trust (“REIT”) focused primarily on the ownership, acquisition, redevelopment and management of neighborhood and community shopping centers.

All of the Company’s assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership (the “Operating Partnership” or “OP”) and its majority-owned partnerships. As of March 31, 2005, the Company controlled 98% of the Operating Partnership as the sole general partner.

The Company operates 70 properties, which it owns or has an ownership interest in, consisting of 68 neighborhood and community shopping centers and two multi-family properties, principally located in the Northeast, Mid-Atlantic and Midwest regions of the United States.

2.          BASIS OF PRESENTATION

The consolidated financial statements include the consolidated accounts of the Company and its majority-owned subsidiaries, including the Operating Partnership, and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Non-controlling investments in partnerships are accounted for under the equity method of accounting as the Company exercises significant influence. The information furnished in the accompanying consolidated financial statements reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the aforementioned consolidated financial statements for the interim periods.

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

3.          PREFERRED EQUITY INVESTMENT

In March of 2005, the Company invested $20,000 in a preferred equity position (“Preferred Equity”) with Levitz SL, L.L.C. (“Levitz SL”), the owner of 2.5 million square feet of fee and leasehold interests in 30 locations (the “Properties”), the majority of which are currently leased to Levitz Furniture Stores. Klaff Realty L.P. (“Klaff”) is a managing member of Levitz SL. The Preferred Equity receives a return of 10%, plus a minimum return of capital of $2,000 per annum. At the end of 12 months, the rate of return will be reset to the six-month LIBOR plus 644 basis points. The Preferred Equity is redeemable at the option of Levitz SL at any time, although if redeemed during the first 12 months, the redemption price is equal to the outstanding amount of the Preferred Equity, plus the return calculated for the remainder of the 12-month period (Note 11).

4.          EARNINGS PER COMMON SHARE

Basic earnings per share was determined by dividing the applicable net income to common shareholders for the period by the weighted average number of common shares of beneficial interest (“Common Shares”) outstanding during each period consistent with Statement of Financial Accounting Standards (“SFAS”) No. 128 “Earnings Per Share”. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Shares were exercised or converted into Common Shares or resulted in the issuance of Common Shares that then shared in the earnings of the Company. The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the periods indicated.

	Three months ended March 31,

	2005	2004

Numerator:
Income from continuing operations – basic and diluted	$4,445	$3,209

Denominator:
Weighted average shares – basic earnings per share	31,867	27,890
Effect of dilutive securities:
Employee stock options	273	671

Denominator for diluted earnings per share	32,140	28,561

Basic earnings per share from continuing operations	$0.14	$0.11

Diluted earnings per share from continuing operations	$0.14	$0.11

Back to Index

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

4.          EARNINGS PER COMMON SHARE (continued)

The effect of the conversion of common units in the Operating Partnership (“Common OP Units”) is not reflected in the above table as they are exchangeable for Common Shares on a one-for-one basis. The income allocable to such units is allocated on this same basis and reflected as minority interest in the accompanying consolidated financial statements. As such, the assumed conversion of these units would have no net impact on the determination of diluted earnings per share. The effect of the conversion of Series A and B Preferred OP Units (“Preferred OP Units”) which would result in 522,679 and 429,075 additional Common Shares for the three months ended march 31, 2005 and 2004, respectively, is not reflected in the above table as such conversion would be anti-dilutive.

5.          STOCK-BASED COMPENSATION

The Company has adopted the fair value method of recording stock-based compensation contained in SFAS No. 123, “Accounting for Stock-Based Compensation”. As such, stock based compensation awards granted after December 31, 2001 have been expensed over the vesting period based on the fair value at the date the stock-based compensation was granted.

On January 3, 2005 (the “Grant Date”), the Company issued 50,342 options (net of subsequent forfeitures) to officers and employees. The options, which have an exercise price of $16.35, are for ten-year terms and vest one third as of the Grant Date and one third on each of the next two anniversaries thereof. The Company has determined a value of $2.57 per option using the binomial method for valuing such options. In prior periods, the Company utilized the Black-Scholes method for valuing options granted and believes that the binomial method more accuartly reflects the value of the options. This change had no material effect on the value of the unvested options or the Company’s consolidated fiancial statements. Accordingly, compensation expense of $54 has been recognized in the accompanying consolidated financial statements related to these options for the three months ended March 31, 2005.

On the Grant Date, the Company also issued a total of 109,826 restricted Common Shares (“Restricted Shares”) to executive officers (“Officers”) and 23,872 Restricted shares (net of subsequent forfeitures) to certain employees (“Employees”) of the Company.  In general, the Restricted Shares carry all the rights of Common Shares including voting and dividend rights, but may not be transferred, assigned or pledged until the Recipients have a vested non-forfeitable right to such shares. Vesting with respect to the Restricted Shares issued to Officers, which is subject to the Recipients’ continued employment with the Company through the applicable vesting dates, is ratably over four years commencing on the first anniversary of the Grant Date and each of the next three anniversaries thereafter. In addition, vesting on 50% of these Restricted Shares is also subject to certain total shareholder returns on the Company’s Common Shares. Vesting with respect to the Restricted Shares issued to Employees, which is subject to the Recipients’ continued employment with the Company through the applicable vesting dates, is ratably over five years commencing on the Grant Date and each of the next four anniversaries thereafter. In addition, vesting on 25% of these Restricted Shares is also subject to certain total shareholder returns on the Company’s Common Shares.

The total value of the above restricted share awards on the date of grant was $2,179 which will be recognized in compensation expense over the vesting period. Compensation expense of $213 has been recognized in the accompanying consolidated financial statements related to these Restricted Shares for the three months ended March 31, 2005.

6.          COMPREHENSIVE INCOME

The following table sets forth comprehensive income for the three months ended March 31, 2005 and 2004:

	Three months ended March 31,

	2005	2004

Net income	$4,445	$3,209
Other comprehensive income (loss) (1)	2,042	(1,551)

Comprehensive income	$6,487	$1,658

Notes:
(1)	Relates to the changes in the fair value of derivative instruments accounted for as cash flow hedges.

The following table sets forth the change in accumulated other comprehensive loss for the three months ended March 31, 2005:

Balance at December 31, 2004	$(3,180)
Unrealized gain on valuation of swap agreements	2,042

Balance at March 31, 2005	$(1,138)

As of March 31, 2005 the balance in accumulated other comprehensive loss was comprised of net unrealized losses on the valuation of swap agreements.

Back to Index

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

7.          SHAREHOLDERS’ EQUITY AND MINORITY INTERESTS

The following table summarizes the change in the shareholders’ equity and minority interests since December 31, 2004:

	Shareholders’ Equity	Minority Interest in Operating Partnership (1)	Minority Interest in majority- owned Partnerships

Balance at December 31, 2004	$216,924	$5,743	$1,808
Issuance of Common OP Units	—	4,000	—
Dividends and distributions declared of $0.1725 per Common Share and Common OP Unit	(5,465)	(89)	—
Net income for the period January 1 through March 31, 2005	4,445	75	56
Distributions paid	—	—	(56)
Other comprehensive income – Unrealized gain on valuation of swap agreements	1,933	16	—
Other comprehensive income – Amortization of swap value	109	—	—
Employee stock-based compensation	335	—	—

Balance at March 31, 2005	$218,281	$9,745	$1,808

Notes:
(1)	Net income attributable to minority interest in the Operating Partnership and distributions do not include a distribution on Series A and Series B Preferred OP Units totaling $88.

Minority interest in the Operating Partnership represents (i) the limited partners’ interest of 642,255 and 392,255 Common OP Units at March 31, 2005 and December 31, 2004, respectively, (ii) 1,580 Series A Preferred OP Units at March 31, 2005 and December 31, 2004, respectively, with a nominal value of $1,000 per unit, which are entitled to a preferred quarterly distribution of the greater of (a) $22.50 per unit (9% annually) per Series A Preferred OP Unit or (b) the quarterly distribution attributable to a Series A Preferred OP Unit if such unit were converted into a Common OP Unit, and (iii) 4,000 Series B Preferred OP Units at March 31, 2005 and December 31, 2004 with a nominal value of $1,000 per unit, which are entitled to a preferred quarterly distribution of the greater of (a) $13.00 (5.2% annually) per unit or (b) the quarterly distribution attributable to a Series B Preferred OP Unit if such unit were converted into a Common OP Unit. Minority interests in majority-owned partnerships represent third-party interests in four partnerships in which the Company has a majority ownership position.

In February 2005, the Company issued $4,000 (250,000 Restricted Common OP Units valued at $16.00 each) of Restricted Common OP Units to Klaff in consideration for the 25% balance of certain management contract rights as well as the rights to 25% of certain potential future revenue streams (Note 11). This follows the acquisition of 75% of the management contract rights and 75% of certain potential future revenue streams from Klaff in January 2004.  The Restricted Common OP Units are convertible into the Company’s Common Shares on a one-for-one basis after a five-year lock-up period. $1,116 of the purchase price was allocated to investment in management contracts in the consolidated balance sheet and is being amortized over the estimated remaining life of the contracts. The remainder ot the purchase price has been allocated to deferred charges in the consolidated balance sheet and will be allocated to future revenue streams as identified.

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

	March 31, 2005	December 31 , 2004

Balance Sheets
Assets:
Rental property, net	$6,823	$6,939
Other assets	6,117	6,129

Total assets	$12,940	$13,068

Liabilities and partners’ deficit
Mortgage note payable	$64,000	$64,000
Other liabilities	2,772	2,481
Partners’ deficit	(53,832)	(53,413)

Total liabilities and partners’ deficit	$12,940	$13,068

Company’s investment in Crossroads	$(9,639)	$(9,304)

The excess of the Company’s investment over its share of the net equity in Crossroads at the date of acquisition was $19,580. The unamortized excess, including the portion attributable to buildings and improvements which is being amortized over the life of the related property, is included in the Company’s investment in Crossroads.

Back to Index

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

8.          INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED PARTNERSHIPS (continued)

	Three months ended March 31,

	2005	2004

Statements of Income
Total revenue	$2,182	$2,025
Operating and other expenses	610	607
Interest expense	1,040	674
Depreciation and amortization	151	149

Net income	$381	$595

Company’s share of net income	$275	$316
Amortization of excess investment (see below)	98	98

Income from Crossroads	$177	$218

Acadia Strategic Opportunity Fund, LP (“Fund I”)

In 2001, the Company formed a joint venture, Fund I, with four of its institutional investors for the purpose of acquiring real estate assets. The Company is the general partner with a 22% interest in the joint venture and is also entitled to a profit participation in excess of its invested capital based on certain investment return thresholds. The Company also earns market-rate fees for asset management as well as for property management, construction and leasing services. Decisions made by the general partner, as it relates to purchasing, financing, and disposition of properties, are subject to the unanimous disapproval of the Advisory Committee of Fund I, which is comprised of representatives from each of the four institutional investors.

As of March 31, 2005, Fund I owns or has an ownership interest in ten shopping centers and twenty-five anchor-only supermarket leases comprising 2.7 million square feet.

The Company accounts for its investment in Fund I using the equity method. Summary financial information of Fund I and the Company’s investment in and share of income from Fund I follows:

	March 31, 2005	December 31, 2004

Balance Sheets
Assets:
Rental property, net	$186,524	$187,046
Other assets	14,604	13,077

Total assets	$201,128	$200,123

Liabilities and partners’ equity
Mortgage notes payable	$114,955	$120,188
Other liabilities	29,129	24,060
Partners’ equity	57,044	55,875

Total liabilities and partners’ equity	$201,128	$200,123

Company’s investment in Fund I	$12,335	$12,115

Back to Index

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

8.          INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED PARTNERSHIPS (continued)

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004

Statements of Income
Total revenue	$6,988	$6,596
Operating and other expenses	1,406	1,319
Management and other fees	541	516
Interest expense	1,615	1,606
Depreciation and amortization	2,244	2,127
Equity in earnings of unconsolidated partnerships	(84)	—
Minority interest	67	42

Net income	$1,199	$986

Company’s share of net income (1)	$402	$326

Notes:
(1)	The Company’s pro-rata share of net income is before Management and other fees as these amounts are paid to the Company.

Acadia Strategic Opportunity Fund II, LP (“Fund II”)

In June of 2004, the Company formed a joint venture (“Fund II”), with the investors from Fund I as well as two additional institutional investors for the purpose of acquiring real estate assets.  The total committed capital for Fund II is $300,000, of which the Company’s share is $60,000.  The Company is the sole managing member with 20% interest in the joint venture and is also entitled to a profit participation in excess of its invested capital based on certain investment return thresholds.  The Company also earns market-rate fees for asset management as well as for property management, construction, legal and leasing services.  Decisions made by the managing member, as they relate to purchasing, financing and disposition of properties, are subject to the unanimous disapproval of the Advisory Committee, which is comprised of representatives from each of the six institutional investors.

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

On April 6, 2005, in conjunction with P/A, Fund II purchased a 140,000 square foot building located in the Washington Heights section of Manhattan, NY.  The building was acquired for a purchase price of $25,000.  Fund II plans to redevelop the site to include retail, commercial and residential components totaling over 300,000 square feet.

The Company accounts for its investment in Fund II using the equity method. Summary financial information of Fund II and the Company’s investment in and share of income from Fund II follows:

	March 31, 2005	December 31, 2004

Balance Sheets
Assets:
Rental property, net	$29,903	$29,058
Other assets	5,168	4,879

Total assets	$35,071	$33,937

Liabilities and partners’ equity
Mortgage notes payable	$18,000	$18,000
Other liabilities	2,211	910
Partners’ equity	14,860	15,027

Total liabilities and partners’ equity	$35,071	$33,937

Company’s investment in Fund II	$2,677	$2,760

Back to Index

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

8.          INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED PARTNERSHIPS (continued)

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004

Statements of Operations
Total revenue	$916	$—
Operating and other expenses	895	—
Management and other fees	938	—
Interest expense	188	—
Depreciation and amortization	350	—
Minority interest	(49)	—

Net loss	$(1,406)	$—

Company’s share of net loss (1)	$(94)	$—

Notes:
(1)	The Company’s pro-rata share of net income is before Management and other fees as these amounts are paid to the Company.

Retailer Controlled Property Venture

On January 27, 2004, the Company entered into the Retailer Controlled Property Venture (“RCP Venture”) with Klaff Realty, L.P. (“Klaff”) and Klaff’s long-time capital partner Lubert-Adler Management, Inc. for the purpose of making investments in surplus or underutilized properties owned by retailers. On September 2, 2004, affiliates of Fund I and Fund II, through separately organized, newly formed limited liability companies on a non-recourse basis, invested in the acquisition of Mervyn’s through the RCP Venture, which, as part of an investment consortium of Sun Capital and Cerebus, acquired Mervyn’s from Target Corporation. The total acquisition price was $1.175 billion, with such affiliates’ combined $23,520 share of the investment divided equally between them. The Company’s share of the investment totaled $4,965.

9.          DERIVATIVE FINANCIAL INSTRUMENTS

The following table summarizes the notional values and fair values of the Company’s derivative financial instruments as of March 31, 2005. The notional value does not represent exposure to credit, interest rate or market risks.

Hedge Type	Notional Value	Interest Rate	Forward Start Date	Interest Maturity	Fair Value

LIBOR Swap	$11,859	4.11%	n/a	1/1/07	$(24)
LIBOR Swap	20,000	4.53%	n/a	10/1/06	(184)
LIBOR Swap	8.833	4.47%	n/a	6/1/07	(71)
LIBOR Swap	15,330	4.32%	n/a	1/1/07	(86)

					(365)
LIBOR Swap (1)	11,410	4.90%	10/2/06	10/1/11	(34)
LIBOR Swap (1)	8,434	5.14%	6/1/07	3/1/12	(76)

Interest rate swap payable					$(475)

LIBOR Swap	$37,667	4.35%	4/1/05	1/1/11	$286
LIBOR Swap (1)	4,640	4.71%	10/2/06	1/1/10	2

Interest rate swap receivable(2)					$288

Notes:
(1)	Forward starting swap agreements.
(2)	Included in other assets in the consolidated balance sheet as of March 31, 2005

Back to Index

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

10.          MORTGAGE LOANS

On February 25, 2005, the Company drew down $20,000 under an existing revolving facility, which bears interest at LIBOR plus 150 basis points.  The proceeds from this drawdown were utilized for the Preferred Equity investment (Note 3).

11.          RELATED PARTY TRANSACTIONS

In February 2005, the Company issued $4,000 of Restricted Common OP Units to Klaff for the balance of certain management contract rights as well as the rights to certain potential future revenue streams (Note 7).

In March 2005, the Company completed a $20,000 Preferred Equity Investment with Levitz SL, of which Klaff, a common and preferred OP unit holder, is the managing member (Note 3).

The Company also earns certain management and service fees in connection with its investment in Fund I and Fund II (Note 8). Such fees earned by the Company aggregated $1,403 for the three months ended March 31, 2005 and $401 for the three months ended March 31, 2004.

The Company also earns fees in connection with its rights to provide asset management, leasing, disposition, development and construction services for an existing portfolio of retail properties and/or leasehold interests in which Klaff has an interest. Net fees earned by the Company in connection with this portfolio were $575 and $32 for the three months ended March 31, 2005 and 2004, respectively. These amounts are net of the payment of submanagement fees to Klaff of $303 and $261 for the quarters ended March 31, 2005 and 2004, respectively.

The Company managed one property in which a shareholder of the Company had an ownership interest for which the Company earned a management fee of 3% of tenant collections.  Management fees earned by the Company under this contract aggregated $71 for the three months ended March 31, 2004.  In addition, the Company also earned leasing commission of $60 related to this property for the three months ended March 31, 2004.  In connection with the sale of the property on July 12, 2004, the management contract was terminated and the Company earned a $75 disposition fee.

12.          DIVIDENDS AND DISTRIBUTIONS PAYABLE

On February 4, 2005, the Board of Trustees of the Company approved and declared a cash quarterly dividend for the quarter ended March 31, 2005 of $0.1725 per Common Share and Common OP Unit. The dividend was paid on April 15, 2005 to shareholders of record as of March 31, 2005. Preferred Series A and B OP Unit holders also received this quarterly distribution based on the number of Common OP Units they would receive in a hypothetical conversion of their Preferred OP Units.

Back to Index

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

13.          SEGMENT REPORTING

The Company has two reportable segments: retail properties and multi-family properties. The accounting policies of the segments are the same as those described in the summary of significant accounting policies as discussed in the Company’s Annual Report on Form 10-K. The Company evaluates property performance primarily based on net operating income before depreciation, amortization and certain nonrecurring items. The reportable segments are managed separately due to the differing nature of the leases and property operations associated with the retail versus residential tenants. The following tables set forth certain segment information for the Company for continuing operations as of and for the three months ended March 31, 2005 and 2004 (does not include unconsolidated partnerships):

	Three months ended March 31, 2005

	Retail Properties	Multi-Family Properties	All Other	Total

Revenues	$15,046	$1,876	$3,038	$19,960
Property operating expenses and real estate taxes	5,357	975	—	6,332

Net property income before depreciation, amortization and certain nonrecurring items	$9,689	$901	$3,038	$13,628

Depreciation and amortization	$3,559	$360	$105	$4,024

Interest expense	$2,057	$302	$—	$2,359

Real estate at cost	$383,283	$40,836	$—	$424,119

Total assets	$336,699	$36,308	$46,417	$419,424

Gross leasable area (multi-family – 1,474 units)	4,848	1,207	—	6,055

Expenditures for real estate and improvements	$1,651	$221	$—	$1,872

Revenues
Total revenues for reportable segments	$20,750
Elimination of intersegment management fee income	(363)
Elimination of intersegment asset management fee income	(262)
Elimination of intersegment service fees and interest income	(165)

Total consolidated revenues	$19,960

Property operating expenses and real estate taxes
Total property operating expenses and real estate taxes for reportable segments	$6,651
Elimination of intersegment management fee expenses	(319)

Total consolidated expenses	$6,332

Reconciliation to net income
Net property income before depreciation and amortization	$13,628
Depreciation and amortization	(4,024)
General and administrative	(3,078)
Equity in earnings of unconsolidated partnerships	497
Interest expense	(2,359)
Minority interest	(219)

Net income	$4,445

Back to Index

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

13.          SEGMENT REPORTING (continued)

	Three months ended March 31, 2004

	Retail Properties	Multi-Family Properties	All Other	Total

Revenues	$14,803	$1,925	$816	$17,544
Property operating expenses and real estate taxes	5,064	945	—	6,009

Net property income before depreciation, amortization and certain nonrecurring items	$9,739	$980	$816	$11,535

Depreciation and amortization	$3,307	$350	$78	$3,735

Interest expense	$2,053	$376	$—	$2,429

Real estate at cost	$375,580	$39,911	$—	$415,491

Total assets	$334,547	$37,101	$18,267	$389,915

Gross leasable area (multi-family – 1,474 units)	4,849	1,207	—	6,056

Expenditures for real estate and improvements	$1,203	$137	$—	$1,340

Revenues
Total revenues for reportable segments	$17,912
Elimination of intersegment management fee income	(293)
Elimination of intersegment asset management fee income	(75)

Total consolidated revenues	$17,544

Property operating expenses and real estate taxes
Total property operating expenses and real estate taxes for reportable segments	$6,262
Elimination of intersegment management fee expense	(253)

Total consolidated expenses	$6,009

Reconciliation to net income
Net property income before depreciation and amortization	$11,535
Depreciation and amortization	(3,735)
General and administrative	(2,489)
Equity in earnings of unconsolidated partnerships	544
Interest expense	(2,429)
Loss from discontinued operations	(359)
Minority interest	(217)

Net income	$2,850

Back to Index

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

14.          DISCONTINUED OPERATIONS

The results of operations of sold property is reported separately as discontinued operations for the three months ended March 31, 2004. The revenues and expenses of the property classified as discontinued operations for the three months ended March 31, 2004 were $394 and $767, respectively, resulting in an operating loss from discontinued operations of $373 for the period.

15.          CONTINGENCIES

During the three months ended March 31, 2005, the Company reduced a previously recorded reserve by $480 related to the settlement of its insurance claim in connection with the flood damage incurred at Mark Plaza located in Wilkes-Barre, PA.  The Company had previously provided a reserve of $730 as of December 31, 2004 related to the flood damage.

16.          SUBSEQUENT EVENTS

During April 2005, the Company drew down $7,400 under an existing revolving facility, which bears interest at LIBOR plus 150 basis points.

Back to Index

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is based on the consolidated financial statements of the Company as of March 31, 2005 and 2004 and for the three months then ended. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results performance or achievements expressed or implied by such forward-looking statements. Such factors are set forth in our Form 10-K for the year ended December 31, 2004 and include, among others, the following: general economic and business conditions, which will, among other things, affect demand for rental space, the availability and creditworthiness of prospective tenants, lease rents and the availability of financing; adverse changes in our real estate markets, including, among other things, competition with other companies; risks of real estate development and acquisition; governmental actions and initiatives; and environmental/safety requirements.

OVERVIEW

We operate 70 properties, which we own or have an ownership interest in, consisting of 68 neighborhood and community shopping centers and two multi-family properties, principally located in the Northeast, Mid-Atlantic and Midwest regions of the United States. We receive income primarily from the rental revenue from our properties, including expense recoveries from tenants, offset by operating and overhead expenses. We focus on three primary areas in executing our business plan as follows:

—
We focus on maximizing the return on our existing portfolio through leasing and property redevelopment activities. Our redevelopment program is a significant and ongoing component of managing our existing portfolio and it focuses on selecting well-located neighborhood and community shopping centers and creating significant value through re-tenanting and property redevelopment.

—
We pursue above-average returns through a disciplined and opportunistic acquisition program. The primary conduits for our current acquisition program are through our existing acquisition joint venture Fund II, as well as the Retailer Controlled Property Venture (“RCP Venture”) established to invest in surplus or underutilized properties owned or controlled by retailers and the New York Urban/Infill Redevelopment initiative which focuses on investing in redevelopment projects in urban, dense areas where retail tenant demand has effectively surpassed the supply of available sites.

—	We focus on maintaining a strong balance sheet, which provides us with the financial flexibility to fund both property redevelopment and acquisition opportunities.

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”). The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect the significant judgments and estimates used by us in the preparation of our consolidated financial statements.

Valuation of Property Held for Use and Sale

On a quarterly basis, we review both properties held for use and for sale for indicators of impairment. We record impairment losses and reduce the carrying value of properties when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases where we do not expect to recover our carrying costs on properties held for use, we reduce our carrying cost to fair value, and for properties held for sale, we reduce our carrying value to the fair value less costs to sell. Management does not believe that the value of any properties in our portfolio was impaired as of March 31, 2005.

Back to Index

Bad Debts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make payments on arrearages in billed rents, as well as the likelihood that tenants will not have the ability to make payment on unbilled rents including estimated expense recoveries and straight-line rent. As of March 31, 2005, we have recorded an allowance for doubtful accounts of $3.0 million. If the financial condition of our tenants were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2005 (“2005”) to the three months ended March 31, 2004 (“2004”)

			Change

	2005	2004	$	%

Revenues:
Minimum rents	$12.9	$12.8	$0.1	1%
Percentage rents	0.2	0.2	—	—
Expense reimbursements	4.1	3.6	0.5	14%
Other property income	0.3	0.1	0.2	200%
Management fee income	2.0	0.5	1.5	300%
Interest income	0.5	0.1	0.4	400%
Other	—	0.2	(0.2)	(100)%

Total revenues	$20.0	$17.5	$2.5	14%

The increase in minimum rents was attributable to additional rents from re-tenanting activities as well as increased occupancy across the portfolio.

Common area maintenance (“CAM”) expense reimbursement increased $0.3 million as a result of increased tenant reimbursements of higher snow removal costs in 2005.  Real estate tax reimbursements increased $0.2 million, primarily as a result of general increases in real estate taxes as well as re-tenanting activities throughout the portfolio.

Management fee income increased as a result of asset management fees from Fund II, which was formed in June 2004, and an increase in management fees related to the acquisition of certain management contract rights in January 2004 and February 2005.

The increase in interest income was a combination of additional interest income on the Company’s advances and notes receivable originated in 2004 and additional interest income earned following the Company’s preferred equity investment in Levitz in 2005.

			Change

	2005	2004	$	%

Operating Expenses:
Property operating	$3.9	$3.8	$0.1	3%
Real estate taxes	2.4	2.2	0.2	9%
General and administrative	3.1	2.5	0.6	24%
Depreciation and amortization	4.0	3.7	0.3	8%

Total operating expenses	$13.4	$12.2	1.2	10%

The increase in property operating expenses was primarily a result of higher snow removal costs during 2005 offset by a recovery of approximately $0.5 million related to the settlement of the Company’s insurance claim in connection with the flood damage incurred at the Mark Plaza.

The increase in real estate taxes was due to general increases in real estate taxes experienced across the portfolio.

The increase in general and administrative expense was attributable to increased compensation expense following additional staffing requirements and additional professional fees related to Sarbanes-Oxley compliance.

Back to Index

Depreciation expense increased $0.2 million in 2005.  This was principally a result of increased depreciation expense related to capitalized tenant installation costs in 2004 and 2005.  Amortization expense increased $0.1 which was the result of additional amortization of our investment in management contracts for the full quarter of 2005.

			Change

	2005	2004	$	%

Other:
Equity in earnings of unconsolidated partnerships	$0.5	$0.5	$—	—
Interest expense	(2.4)	(2.4)	—	—
Minority interest	(0.2)	(0.2)	—	—

Interest expense remained unchanged at $2.4 million from 2004 to 2005.  Interest expense increased $0.1 million as a result of a higher average interest rate on the portfolio mortgage debt in 2005 offset by a $0.1 million decrease resulting from lower average outstanding borrowings in 2005.

Funds from Operations

We consider funds from operations (“FFO”) as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) to be an appropriate supplemental disclosure of operating performance for an equity REIT due to its widespread acceptance and use within the REIT and analyst communities. FFO is presented to assist investors in analyzing our performance. It is helpful as it excludes various items included in net income that are not indicative of the operating performance, such as gains (or losses) from sales of property and depreciation and amortization. However, our method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO does not represent cash generated from operations as defined by GAAP and is not indicative of cash available to fund all cash needs, including distributions. It should not be considered as an alternative to net income for the purpose of evaluating our performance or to cash flows as a measure of liquidity.

Consistent with the NAREIT definition, we define FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of depreciated property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. The reconciliation of net income to FFO for the three months ended March 31, 2005 and 2004 is as follows (amounts in thousands):

	Three months ended March 31,

	2005	2004

Net income	$4,445	$2,850
Depreciation of real estate and amortization of leasing costs:
Wholly-owned and consolidated partnerships	3,620	3,517
Unconsolidated partnerships	633	552
Income attributable to Minority interest in Operating Partnership (1)	75	115

Funds from operations	$8,773	$7,034

Cash flows provided by (used in):
Operating activities	$2,959	$6,801

Investing activities	$(24,274)	$(8,767)

Financing activities	$14,009	$499

Notes:
(1)	Does not include distributions paid to Series A and B Preferred OP Unitholders.

Back to Index

LIQUIDITY AND CAPITAL RESOURCES

USES OF LIQUIDITY

Our principal uses of liquidity are expected to be for distributions to our shareholders and OP unitholders, debt service and loan repayments, and property investment which includes the funding of our joint venture commitments, acquisition, redevelopment, expansion and re-tenanting activities.

Distributions

In order to qualify as a REIT for Federal income tax purposes, we must currently distribute at least 90% of our taxable income to our shareholders. During February of 2005, our Board of Trustees approved and declared a quarterly cash dividend of $0.1725 per Common Share and Common OP Unit for the first quarter of 2005 which was paid April 15, 2005. Preferred Series A and B OP Unit holders also received this quarterly distribution based on the number of Common OP Units they would receive in a hypothetical conversion of their Preferred OP Units.

Acadia Strategic Opportunity Fund, LP (“Fund I”)

In September of 2001, we committed $20.0 million to a newly formed joint venture formed with four of our institutional shareholders, who committed $70.0 million, for the purpose of acquiring a total of approximately $300.0 million of community and neighborhood shopping centers on a leveraged basis. As of March 31, 2005, we have contributed $15.5 million to Fund I.

We are the manager and general partner of Fund I with a 22% interest. In addition to a pro-rata return on our invested equity, we are entitled to a profit participation based upon certain investment return thresholds. Cash flow is to be distributed pro-rata to the partners (including us) until they have received a 9% cumulative return on, and a return of all capital contributions. Thereafter, remaining cash flow is to be distributed 80% to the partners (including us) and 20% to us. We also earn a fee for asset management services equal to 1.5% of the total equity commitments, as well as market-rate fees for property management, leasing and construction services.

As of March 31, 2005, Fund I has purchased a total of 35 properties totaling 2.7 million square feet. The following table summarizes Fund I’s acquisitions through this date:

Shopping Center	Notes	Location	Year acquired	GLA	Purchase price	Estimated future redevelopment costs

					(millions)
New York Region
New York
Tarrytown Shopping Center	1	Westchester	2004	35,877	$5.3	$1
Mid-Atlantic Region
Delaware
Brandywine Town Center	2	Wilmington	2003	629,345	86.3	—
Market Square Shopping Center	2	Wilmington	2003	102,762	—	—
South Carolina
Hitchcock Plaza	3	Aiken	2004	234,338	5.5	$6 to $7
Pine Log Plaza	4	Aiken	2004	35,064	1.5	—
Virginia
Haygood Shopping Center	5	Virginia Beach	2004	158,229	5.4	$5 to $6
Midwest Region
Ohio
Amherst Marketplace	6	Cleveland	2002	79,937	26.7	—
Granville Centre	6	Columbus	2002	131,543	—	—
Sheffield Crossing	6	Cleveland	2002	112,534	—	—
Michigan
Sterling Heights Shopping Center	7	Detroit	2004	154,597	3.3	$2 to $3
Various Regions
Kroger/Safeway Portfolio	8	Various	2003	1,018,100	48.9	—

Total				2,692,326	$182.9	$14 to $17

Back to Index

Notes:
1)
Fund I and an unaffiliated partner, each with a 50% interest, acquired this center. Related to this acquisition, we loaned $2.0 million to Fund I which bears interest at the prime rate and matures May 2005.

2)
This represents the combined purchase price for Brandywine Towne Center and Market Square Shopping Center. Fund I assumed $38.1 million of fixed rate debt on the two properties as well as obtained a new $30.0 million fixed-rate loan in conjunction with the acquisition. Brandywine Town Center is a two phase open-air value retail center. The first phase is approximately 450,000 square feet and 100% occupied. The second phase (“Phase II”) consists of approximately 410,000 square feet of existing space, of which approximately 180,000 square feet is occupied. The balance of Phase II is currently not occupied. Fund I will also pay additional amounts in conjunction with the lease-up of the current vacant space in Phase II (the “Earn-out”). To date, Fund I has incurred costs of $20.6 million for Earn-out space. The additional investment for Earn-out space is projected to be between $25.0 million and $30.0 million. To the extent Fund I places additional mortgage debt upon the lease-up of Phase II, the required equity contribution for the Earn-out would be less. The Earn-out is structured such that Fund I has no time requirement or payment obligation for any portion of currently vacant space which it is unable to lease.

3)
Fund I provided 90% of the equity capital and Hendon Properties (“Hendon”), an unaffiliated partner, provided the remaining 10% of the equity capital used to acquire the former loan on this property. Subsequent to the acquisition of the loan, Fund I and Hendon obtained fee title to this property. Hendon is entitled to receive profit participation in excess of its proportionate equity interest. The Company loaned $3.2 million to the property owning entity in connection with the purchase of the loan. The Company’s note matures March 9, 2006, and bears interest at 7% for the first year and 6% for the second year.

4)
This property, which is situated adjacent to the Hitchcock Plaza, was also purchased in conjunction with Hendon. Related to this transaction, the Company provided an additional $0.75 million loan to Fund I with a March 2006 maturity and interest at 7% for the first year and 6% for the second year.

5)	Fund I acquired a 50% interest in the Haygood Shopping Center for $2.2 million cash and the assumption of $3.2 million in variable-rate mortgage debt.
6)
This represents the combined purchase price for Amherst Marketplace, Granville Centre and Sheffield Crossing. Fund I paid $14.1 million in cash and assumed $12.6 million of fixed-rate debt on two of the properties at a blended rate of 8.1%.

7)	Fund I acquired a 50% interest in the Sterling Heights Shopping Center for $1.0 million cash and the assumption of $2.3 million in variable-rate mortgage debt.
8)
Fund I and AmCap Incorporated (“AmCap”), an unaffiliated partner, acquired this portfolio for $14.4 million in cash and the assumption of an aggregate of $34.5 million of existing fixed-rate mortgage debt at a blended rate of 6.57%. The portfolio, which aggregates approximately 1.0 million square feet, consists of 25 anchor-only leases with Kroger (12 leases) and Safeway supermarkets (13 leases).

Acadia Strategic Opportunity Fund II, LLC

On June 15, 2004, we closed our second acquisition fund, Acadia Strategic Opportunity Fund II, LLC (“Fund II”), which includes all of the investors from Fund I as well as two additional institutional investors. With $300 million of committed discretionary capital, Fund II expects to be able to acquire up to $900 million of real estate assets on a leveraged basis. We are the managing member with a 20% interest in the joint venture. The terms and structure of Fund II are substantially the same as Fund I with the exceptions that the preferred return is 8% and the asset management fee is calculated on committed equity of $250 million through June 15, 2005 and then on the total committed equity of $300 million thereafter. As of March 31, 2005, we have contributed $5.8 million to Fund II.
To date, Fund II has invested in the RCP Venture and the New York Urban/Infill Redevelopment initiative as discussed below.

New York Urban/Infill Redevelopment Initiative

During 2004, Fund II, together with an unaffiliated partner, P/A Associates, LLC (“P/A”), formed Acadia-P/A Holding Company, LLC (“Acadia-P/A”) for the purpose of acquiring, constructing, developing, owning, operating, leasing and managing certain retail real estate properties in the New York City metropolitan area.  P/A has agreed to invest 10% of required capital up to a maximum of $2.0 million and Fund II, the managing member, has agreed to invest the balance to acquire assets in which Acadia P/A agrees to invest.

Operating cash flow is generally to be distributed pro-rata to Fund II and P/A until they have received a 10% cumulative return and then 60% to Fund II and 40% to P/A. Distributions of net refinancing and net sales proceeds, as defined, follow the distribution of operating cash flow except that unpaid original capital is returned before the 60%/40% split between Fund II and P/A. Upon the liquidation of the last property investment of Acadia-P/A, to the extent that Fund II has not received an 18% internal rate of return (“IRR”) on all of its capital contributions, P/A is obligated to return a portion of its previous distributions, as defined, until Fund II has received an 18% IRR.

Back to Index

2005 New York Urban/Infill Redevelopment Investments

4650 Broadway - On April 6, 2005, Acadia-P/A acquired 4650 Broadway located in the Washington Heights/Inwood section of Manhattan. The property, a 140,000 square foot building, which is currently occupied by the City of New York and a commercial parking garage, was acquired for a purchase price of $25 million. We plan to redevelop the site to include retail, commercial and residential components totaling over 300,000 square feet. The retail and commercial (including office, ‘Community Use’ and parking) portion comprise approximately 50% of the project and the residential component comprises the other 50%. Redevelopment of the project is anticipated to commence in the next 12 to 24 months with completion expected 18 months thereafter. Expected costs to complete the retail and commercial component of the project are estimated at $40 million before any potential sale of the residential air rights. In lieu of directly developing the mid-rise residential portion of the project, the rights to this component may be sold while retaining ownership of the other portions of the project.

On February 25, 2005, Acadia-P/A acquired land adjacent to the 400 East Fordham Road property for $867,000 (See “2004 New York Urban/Infill Redevelopment Acquisitions – 400 East Fordham Road” below).

2004 New York Urban/Infill Redevelopment Investments

400 East Fordham Road - Acadia-P/A acquired this property located in the Bronx, NY for $30.2 million. Sears is the major tenant of the property, retailing on four levels. Currently, there are also medical office tenants on the top two floors above Sears. The redevelopment of the property is scheduled to commence in 2007 following the expiration of the Sears lease, which was originally signed in 1964. However, depending on current negotiations with both Sears and other potential anchors, the timeframe of the redevelopment may be accelerated. As part of the redevelopment, there is the potential for additional expansion of up to 85,000 square feet of space. The total cost of the redevelopment project, including the acquisition cost, is estimated to be between $65 and $70 million, depending on the ultimate scope of the project.

Pelham Manor - Acadia-P/A entered into a 95-year ground lease to redevelop this 16-acre site located in Westchester County, New York. The redevelopment contemplates the demolition of the existing industrial and warehouse buildings, and replacing them with a multi-anchor community retail center. We anticipate the redevelopment to cost between $30 and $33 million, with construction anticipated to commence within the next 12 to 24 months. In the interim, the property will continue to be operated as an industrial and warehouse facility. Prior to commencement of the redevelopment process, the ground rent payment is projected to equal the warehouse rents collected.

RCP Venture with Klaff Realty, L.P. (“Klaff”)

During 2004, we entered into the Retailer Controlled Property Venture (the “RCP Venture”) with Klaff and Klaff’s long time capital partner Lubert-Adler Management, Inc. (“Lubert-Adler”) for the purpose of making investments in surplus or underutilized properties owned by retailers. The initial size of the RCP Venture is expected to be approximately $300 million in equity based on anticipated investments of approximately $1 billion. Each participant in the RCP Venture has the right to opt out of any potential investment. We and our current acquisition funds, Funds I and II, anticipate investing 20% of the equity of the RCP Venture. Cash flow is to be distributed to the partners until they have received a 10% cumulative return and a full return of all contributions. Thereafter, remaining cash flow is to be distributed 20% to Klaff (“Klaff’s Promote”) and 80% to the partners (including Klaff). We also anticipate earning market-rate fees for property management, leasing and construction services on behalf of the RCP Venture.

In September 2004, we made our first RCP Venture investment with our participation in the acquisition of Mervyn’s.  Affiliates of Funds I and Fund II, through separately organized, newly formed limited liability companies on a non-recourse basis, invested in the acquisition of Mervyn’s through the RCP Venture, which, as part of an investment consortium of Sun Capital and Cerberus, acquired Mervyn’s from Target Corporation. The total acquisition price was approximately $1.2 billion subject to debt of approximately $800.0 million. Affiliates of Funds I and II invested equity aggregating $23.5 million on a non-recourse basis which was divided equally between them, of which $4.9 million was our share of the equity investment. Mervyn’s is a 257-store discount retailer with a very strong West Coast concentration.

Other Investments

In March of 2005, we invested $20 million in a preferred equity position (“Preferred Equity”) with Levitz SL, L.L.C. (“Levitz SL”), the owner of 2.5 million square feet of fee and leasehold interests in 30 locations (the “Properties”), the majority of which are currently leased to Levitz Furniture Stores. Klaff is a managing member of Levitz SL. The Preferred Equity receives a return of 10%, plus a minimum return of capital of $2 million per annum. At the end of 12 months, the rate of return will be reset to the six-month LIBOR plus 644 basis points. The Preferred Equity is redeemable at the option of Levitz SL at any time, although if redeemed during the first 12 months, the redemption price is equal to the outstanding amount of the Preferred Equity, plus the return calculated for the remainder of the 12-month period.

Back to Index

In January 2004, we acquired 75% of Klaff’s rights to provide asset management, leasing, disposition, development and construction services for an existing portfolio of retail properties and/or leasehold interests comprised of approximately 10 million square feet of retail space located throughout the United States (the “Klaff Properties”) as well the rights to 75% of certain future revenue streams. The acquisition includes only Klaff’s rights associated with operating the Klaff Properties and does not include equity interests in assets owned by Klaff or Lubert-Adler. The Operating Partnership issued $4 million of Series B Preferred OP Units to Klaff in consideration of this acquisition.

Effective February 15, 2005, we acquired the balance of Klaff’s rights to provide the above services and certain potential future revenue streams. The consideration for this acquisition was $4 million in the form of 250,000 restricted Common OP Units, valued at $16 per unit, which are convertible into our Common Shares on a one-for-one basis after a five year lock-up period. As part of this transaction we also assumed all operational and redevelopment responsibility for the Klaff Properties a year earlier than was contemplated in the January 2004 transaction.

Share Repurchase

The repurchase of our Common Shares has historically been an additional use of liquidity. We have an existing share repurchase program that authorizes management, at its discretion, to repurchase up to $20.0 million of our outstanding Common Shares. Through May 4, 2005, we had repurchased 2.1 million Common Shares at a total cost of $11.7 million of which 1.5 million of these Common Shares have been subsequently reissued.  The program may be discontinued or extended at any time and there is no assurance that we will purchase the full amount authorized. There were no Common Shares repurchased by us during the quarter ended March 31, 2005.

SOURCES OF LIQUIDITY

We intend on using Fund II as the primary vehicles for our future acquisitions, including investments in the RCP Venture and New York Urban/Infill Redevelopment initiative. Sources of capital for funding our joint venture commitments, other property acquisitions, redevelopment, expansion and re-tenanting, as well as future repurchases of Common Shares are expected to be obtained primarily from issuance of public equity or debt instruments, cash on hand, additional debt financings and future sales of existing properties. As of March 31, 2005, we had a total of approximately $13.4 million of additional capacity with three lines of credit, cash and cash equivalents on hand of $6.0 million, and 15 properties that are unencumbered and available as potential collateral for future borrowings. We anticipate that cash flow from operating activities will continue to provide adequate capital for all of our debt service payments, recurring capital expenditures and REIT distribution requirements.

Financing and Debt

At March 31, 2005, mortgage notes payable aggregated $173.0 million and were collateralized by 16 properties and related tenant leases. Interest rates on our outstanding mortgage indebtedness ranged from 4.1% to 7.6% with maturities that ranged from July 2007 to September 2014. Taking into consideration $93.7 million of notional principal under variable to fixed-rate swap agreements currently in effect, $153.8 million of the portfolio, or 89%, was fixed at a 6.0% weighted average interest rate and $19.2 million, or 11% was floating at a 4.2% weighted average interest rate. There is no debt maturing in 2005 and 2006. In 2007, $32.5 million is scheduled to mature at a weighted average interest rate of 5.1%. As we do not anticipate having sufficient cash on hand to repay such indebtedness, we will need to refinance this indebtedness or select other alternatives based on market conditions at that time.

In February 2005, we drew down $20.0 million from an existing revolving facility.  The proceeds from this drawdown were utilized to fund our Preferred Equity investment as previously described.

During April 2005, we drew down $7.4 million under an existing revolving facility, which bears interest at LIBOR plus 150 basis points.

Back to Index

The following table summarizes the Company’s mortgage indebtedness as of March 31, 2005 and December 31, 2004:

	March 31, 2005	December 31, 2004	Interest Rate at March 31, 2005	Maturity	Properties Encumbered	Payment Terms

Mortgage notes payable – variable-rate
Washington Mutual Bank, FA	$20,000	$—	4.25% (LIBOR + 1.50%)	11/22/07	(1)	(12)
Fleet National Bank	—	—	(LIBOR + 1.50%)	03/01/08	(2)	(13)
Fleet National Bank	8,442	8,473	4.09% (LIBOR + 1.40%)	12/01/08	(3)	(11)
Washington Mutual Bank, FA	29,707	29,900	4.25% (LIBOR + 1.50%)	04/01/11	(4)	(11)
Fleet National Bank	44,485	44,485	4.09% (LIBOR + 1.40%)	06/29/12	(5)	(14)
Fleet National Bank	10,213	10,252	4.09% (LIBOR + 1.40%)	06/29/12	(6)	(11)
Interest rate swaps	(93,689)	(86,156)

Total variable-rate debt	19,158	6,954

Mortgage notes payable – fixed-rate
Sun America Life Insurance Company	13,139	13,189	6.46%	07/01/07	(7)	(11)
Bank of America, N.A.	16,014	16,062	7.55%	01/01/11	(8)	(11)
RBS Greenwich Capital	16,000	16,000	5.19%	06/01/13	(9)	(15)
RBS Greenwich Capital	15,000	15,000	5.64%	09/06/14	(10)	(16)
Interest rate swaps	93,689	86,156
Total fixed-rate debt	153,842	146,407

	$173,000	$153,361

Notes:
(1)	Elmwood Park Shopping Center;
$20,000 is outstanding under this $20,000 revolving facility

(2)	Marketplace of Absecon; no amounts are outstanding under this $7,400 revolving facility.

(3)	Soundview Marketplace; there is additional capacity of $5,000 on this facility

(4)	Ledgewood Mall
Bradford Towne Center

(5)	Branch Shopping Center
Abington Towne Centre
Methuen Shopping Center
Gateway Shopping Center
Town Line Plaza; there is additional capacity of $970 on this facility.

(6)	Smithtown Shopping Center

(7)	Merrillville Plaza

(8)	GHT Apartments / Colony Apartments

(9)	239 Greenwich Avenue

(10)	New Loudon Center

(11)	Monthly principal and interest.

(12)	Interest only monthly.

(13)	Interest only monthly until fully drawn; monthly principal and interest thereafter.

(14)	Annual principal and monthly interest.

(15)	Interest only monthly until 5/05; monthly principal and interest thereafter.

(16)	Interest only monthly until 9/06; monthly principal and interest thereafter.

Asset Sales

Asset sales are an additional source of our liquidity. A significant component of our business has been our multi-year plan to dispose of non-core real estate assets. We began this initiative following our restructuring in 1998 and completed it in 2002. Non-core assets were identified based on factors including property type and location, tenant mix and potential income growth as well as whether a property complemented other assets within our portfolio. We sold 28 non-core assets in connection with this initiative comprising a total of approximately 4.6 million square feet of retail properties and 800 multi-family units, for a total sales price of $158.4 million which generated net sale proceeds of $82.5 million.

Although we completed the non-core disposition initiative in 2002, we continue to identify non-core assets within our portfolio. During November of 2004, we disposed of the East End Centre located in Wilkes-Barre, Pennsylvania for approximately $12.4 million. In connection with this sale, the mortgage debt which was cross-collateralized by the East End Centre and Crescent Plaza was extinguished.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

At March 31, 2005, maturities on our mortgage notes ranged from July 2007 to September 2014. In addition, we have non-cancelable ground leases at three of our shopping centers. We also lease space for our White Plains corporate office for a term expiring in 2010. The following table summarizes our debt maturities and obligations under non-cancelable operating leases of March 31, 2005:

	Payments due by period

(amounts in millions) Contractual obligation	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years

Future debt maturities	$173.0	$1.2	$38.6	$17.6	$115.6
Operating lease obligations	22.9	0.9	2.3	2.5	17.2

Total	$195.9	$2.1	$40.9	$20.1	$132.8

Back to Index

OFF BALANCE SHEET ARRANGEMENTS

We have investments in three joint ventures for the purpose of investing in operating properties as follows:

We own a 49% interest in two partnerships which own the Crossroads Shopping Center (“Crossroads”). We account for our investment in Crossroads using the equity method of accounting as we have a non-controlling investment in Crossroads, but exercise significant influence. As such, our financial statements reflect our share of income from, but not the assets and liabilities of, Crossroads. The Company’s pro rata share of Crossroads mortgage debt as of March 31, 2005 was $31.4 million. This fixed-rate debt bears interest at 5.4% and matures in December 2014.

Reference is made to the discussion of Funds I and II under “Uses of Liquidity” in this Item 7 for additional detail related to our investment in and commitments to Funds I and II. We own a 22% interest in Fund I and 20% in Fund II for which we also use the equity method of accounting. Our pro rata share of Funds I and II fixed-rate mortgage debt as of March 31, 2005 was $20.9 million at a weighted average interest rate of 6.1%. Our pro rata share of Fund I and II variable-rate mortgage debt as of March 31, 2005 was $5.7 million at an interest rate of 4.3%. Maturities on these loans range from May 2005 to January 2023.

HISTORICAL CASH FLOW

The following discussion of historical cash flow compares our cash flow for the three months ended March 31, 2005 (“2005”) with our cash flow for the three months ended March 31, 2004 (“2004”).

Cash and cash equivalents were $6.2 million and $12.7 million at March 31, 2005 and 2004, respectively. The decrease of $6.5 million was a result of the following increases and decreases in cash flows:

	Three months ended March 31,

	2005	2004	Change

Net cash provided by operating activities	$3.0	$6.8	$(3.8)
Net cash used in investing activities	$(24.3)	$(8.8)	$(15.5)
Net cash provided by financing activities	$14.0	$0.5	$13.5

The variance in net cash provided by operating activities resulted primarily from an increase of $1.9 million in operating income before non-cash expenses in 2005, which was primarily due to (i) an increase in management and service fee income from Fund II, (ii) additional fee income from the acquisition of certain management contracts and (iii) the settlement of an insurance claim.  In addition, a net decrease in cash provided by operating assets and liabilities of $5.7 million resulted primarily from an increase in receivables related to third party construction cost reimbursements and a decrease in accounts payable and accrued expenses.

The increase in net cash used in investing activities resulted from a $20.0 million Preferred Equity investment in 2005 offset by a $2.9 million decrease in investments in and advances to unconsolidated partnerships in 2005 as well as a $1.0 million decrease in advances of notes receivable in 2005.

The increase in net cash provided by financing activities resulted from $21.9 million of additional cash provided by net additional borrowings in 2005.  This increase was offset by $1.0 million of additional cash paid for dividends and distributions in 2005 and $7.9 million of cash provided by the exercise of stock options in 2004.

INFLATION

Our long-term leases contain provisions designed to mitigate the adverse impact of inflation on our net income. Such provisions include clauses enabling us to receive percentage rents based on tenants’ gross sales, which generally increase as prices rise, and/or, in certain cases, escalation clauses, which generally increase rental rates during the terms of the leases. Such escalation clauses are often related to increases in the consumer price index or similar inflation indexes. In addition, many of our leases are for terms of less than ten years, which permits us to seek to increase rents upon re-rental at market rates if current rents are below the then existing market rates. Most of our leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes, insurance and utilities, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation.

Back to Index

Item 3        Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposure is to changes in interest rates related to our mortgage debt. See the discussion under Item 2. for certain quantitative details related to our mortgage debt.

Currently, we manage our exposure to fluctuations in interest rates primarily through the use of fixed-rate debt and interest rate swap agreements. We are a party to current and forward-starting interest rate swap transactions to hedge our exposure to changes in LIBOR with respect to $93.7 million and $24.4 million of notional principal, respectively. We also have two interest rate swaps hedging our exposure to changes in interest rates with respect to $31.3 million of LIBOR based variable-rate debt related to our investment in Crossroads.

The following table sets forth information as of March 31, 2005 concerning our long-term debt obligations, including principal cash flows by scheduled maturity and weighted average interest rates of maturing amounts (amounts in millions):

Consolidated mortgage debt:

Year	Scheduled Amortization	Maturities	Total	Weighted average interest rate

2005	$1.2	$—	$1.2	n/a
2006	2.2	—	2.2	n/a
2007	3.8	32.5	36.3	5.1%
2008	4.5	8.0	12.5	4.1%
2009	5.2	—	5.2	n/a
Thereafter	13.8	101.8	115.6	5.0%

	$30.7	$142.3	$173.0

Mortgage debt in unconsolidated partnerships (at our pro rata share):

Year	Scheduled amortization	Maturities	Total	Weighted average interest rate

2005	$0.2	$1.1	$1.3	5.8%
2006	1.0	—	1.0	n/a
2007	1.0	4.5	5.5	4.6%
2008	1.4	6.7	8.1	4.7%
2009	1.5	—	1.5	n/a
Thereafter	5.1	35.5	40.6	5.7%

	$10.2	$47.8	$58.0

Of our total outstanding debt, $32.5 million will become due in 2007. As we intend on refinancing some or all of such debt at the then-existing market interest rates which may be greater than the current interest rate, our interest expense would increase by approximately $0.3 million annually if the interest rate on the refinanced debt increased by 100 basis points. Interest expense on our variable debt as of March 31, 2005 would increase by $0.2 million for a 100 basis point increase in LIBOR on our $19.2 million of floating rate debt after taking into account the effect of interest rate swaps which hedge such debt. We may seek additional variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, we would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.

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

Part II.         Other Information

Item 1.         Legal Proceedings

There have been no material legal proceedings beyond those previously disclosed in the Company’s filed Annual Report on Form 10-K for the year ended December 31, 2004.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

None

Back to Index

Item 3.         Defaults Upon Senior Securities

None

Item 4.         Submission of Matters to a Vote of Security Holders

None

Item 5.         Other Information

None

Item 6.         Exhibits

Exhibit No.	Description

3.1	Declaration of Trust of the Company, as amended (1)
3.2	Fourth Amendment to Declaration of Trust (4)
3.3	By-Laws of the Company (5)
3.4	First Amendment to By-Laws of the Company (19)
4.1	Voting Trust Agreement between the Company and Yale University dated February 27, 2002 (14)
10.1	1999 Share Option Plan (8) (21)
10.2	2003 Share Option Plan (16) (21)
10.3	Form of Share Award Agreement (17) (21)
10.4	Form of Registration Rights Agreement and Lock-Up Agreement (18)
10.5	Registration Rights and Lock-Up Agreement (RD Capital Transaction) (11)
10.6	Registration Rights and Lock-Up Agreement (Pacesetter Transaction) (11)
10.7
Contribution and Share Purchase Agreement dated as of April 15, 1998 among Mark Centers Trust, Mark Centers Limited Partnership, the Contributing Owners and Contributing Entities named therein, RD Properties, L.P. VI, RD Properties, L.P. VIA and RD Properties, L.P. VIB (9)

10.8	Agreement of Contribution among Acadia Realty Limited Partnership, Acadia Realty Trust and Klaff Realty, LP and Klaff Realty, Limited (18)
10.9	Employment agreement between the Company and Kenneth F. Bernstein (6) (21)
10.10	Employment agreement between the Company and Ross Dworman (6) (21)
10.11	Amendment to employment agreement between the Company and Kenneth F. Bernstein (18) (21)
10.12	First Amendment to Employment Agreement between the Company and Kenneth Bernstein dated as of January 1, 2001 (12) (21)
10.13	First Amendment to Employment Agreement between the Company and Ross Dworman dated as of January 1, 2001 (12) (21)
10.14	Letter of employment offer between the Company and Michael Nelsen, Sr. Vice President and Chief Financial Officer dated February 19, 2003 (15) (21)
10.15	Severance Agreement between the Company and Joel Braun, Sr. Vice President, dated April 6, 2001 (13) (21)
10.16	Severance Agreement between the Company and Joseph Hogan, Sr. Vice President, dated April 6, 2001 (13) (21)
10.17	Severance Agreement between the Company and Joseph Napolitano, Sr. Vice President dated April 6, 2001 (18) (21)
10.18	Severance Agreement between the Company and Robert Masters, Sr. Vice President and General Counsel dated January 2001 (18) (21)
10.19	Severance Agreement between the Company and Michael Nelsen, Sr. Vice President and Chief Financial Officer dated February 19, 2003 (15) (21)
10.20	Secured Promissory Note between RD Absecon Associates, L.P. and Fleet Bank, N.A. dated February 8, 2000 (7)
10.21	Promissory Note between 239 Greenwich Associates, L.P. and Greenwich Capital Financial Products, Inc. dated May 30, 2003 (18)
10.22	Open-End Mortgage, Assignment of Leases and Rents, and Security Agreement between 239 Greenwich Associates, L.P. and Greenwich Capital Financial Products, Inc. dated May 30, 2003 (18)
10.23	Promissory Note between Merrillville Realty, L.P. and Sun America Life Insurance Company dated July 7, 1999 (7)
10.24	Secured Promissory Note between Acadia Town Line, LLC and Fleet Bank, N.A. dated March 21, 1999 (7)
10.25	Promissory Note between RD Village Associates Limited Partnership and Sun America Life Insurance Company Dated September 21, 1999 (7)
10.26	Amended and Restated Mortgage Note between Port Bay Associates, LLC and Fleet Bank, N.A. dated July 19, 2000 (3)
10.27	Mortgage and Security Agreement between Port Bay Associates, LLC and Fleet Bank, N.A. dated July 19, 2000 (10)
10.28	Mortgage Note between Port Bay Associates, LLC and Fleet Bank, N.A. dated December 1, 2003 (18)
10.29	Mortgage and Security Agreement, and Assignment of Leases and Rents between Port Bay Associates, LLC and Fleet Bank, N.A. dated December 1, 2003 (18)
10.30	Note Modification Agreement between Port Bay Associates, LLC and Fleet Bank, N.A. dated December 1, 2003 (18)
10.31	Amended and Restated Promissory Note between Acadia Realty L.P. and Metropolitan Life Insurance Company for $25.2 million dated October 13, 2000 (10)
10.32	Amended and Restated Mortgage, Security Agreement and Fixture Filing between Acadia Realty L.P. and Metropolitan Life Insurance Company dated October 13, 2000 (10)
10.33	Term Loan Agreement between Acadia Realty L.P. and The Dime Savings Bank of New York, dated March 30, 2000 (10)
10.34	Mortgage Agreement between Acadia Realty L.P. and The Dime Savings Bank of New York, dated March 30, 2000 (10)
10.35	Promissory Note between RD Whitegate Associates, L.P. and Bank of America, N.A. dated December 22, 2000 (10)
10.36	Promissory Note between RD Columbia Associates, L.P. and Bank of America, N.A. dated December 22, 2000 (10)
10.37	Term Loan Agreement dated as of December 28, 2001, among Fleet National Bank and RD Branch Associates, L.P., et al (13)
10.38	Term Loan Agreement dated as of December 21, 2001, among RD Woonsocket Associates Limited Partnership, et al. and The Dime Savings Bank of New York, FSB (13)
10.39	Option Extension of Term Loan as of December 19, 2003 between RD Woonsocket Associates Limited Partnership, et al. and Washington Mutual Bank, FA (18)
10.40	Revolving Loan Promissory Note dated as of November 22, 2002, among RD Elmwood Associates, L.P. and Washington Mutual Bank, FA (15)
10.41	Revolving Loan Agreement dated as of November 22, 2002, among RD Elmwood Associates, L.P. and Washington Mutual Bank, FA (15)
10.42	Mortgage Agreement dated as of November 22, 2002, among RD Elmwood Associates, L.P. and Washington Mutual Bank, FA (15)
10.43	Note Modification Agreement between RD Elmwood Associates, L.P. and Washington Mutual Bank, FA dated December 19, 2003 (18)
10.44	Prospectus Supplement Regarding Options Issued under the Acadia Realty Trust 1999 Share Incentive Plan and 2003 Share Incentive Plan (19) (21)
10.45	Acadia Realty Trust 1999 Share Incentive Plan and 2003 Share Incentive Plan Deferral and Distribution Election Form (19) (21)
10.46	Amended, Restated And Consolidated Promissory Note between Acadia New Loudon, LLC and Greenwich Capital Financial Products, Inc. dated August 13, 2004 (19)
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

10.49	Mortgage Modification Agreement between Fleet National Bank and Acadia Town Line, LLC dated June 30, 2004 (19)
10.49a	Mortgage Modification Agreement between Fleet National Bank and Heathcote Associates, L.P. dated June 30, 2004 (19)

Back to Index

10.49b	Mortgage Modification Agreement between Fleet National Bank and RD Branch Associates dated June 30, 2004 (19)
10.49c	Mortgage Modification Agreement between Fleet National Bank and RD Methuen Associates dated June 30, 2004 (19)
10.49d	Mortgage Modification Agreement between Fleet National Bank and RD Abington Associates Limited Partnership dated June 30, 2004 (19)
10.50	Contribution Agreement between Levitz SL, L.L.C. and Acadia Levitz, LLC dated March 8, 2005 (20)
10.51	Agreement of Contribution among Acadia Realty Limited Partnership, Acadia Realty Trust, Klaff Realty, LP and Klaff Realty, Limited dated February 15, 2005 (20)
10.51a	Registration Rights and Lock-up Agreement among Acadia Realty Limited Partnership, Acadia Realty Trust and Klaff Realty, LP dated February 15, 2005 (20)
31.1	Certification of Chief Executive Officer pursuant to rule 13a–14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (20)
31.2	Certification of Chief Financial Officer pursuant to rule 13a–14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (20)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (20)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (20)
99.1	Amended and Restated Agreement of Limited Partnership of the Operating Partnership (11)
99.2	First and Second Amendments to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership (11)
99.3	Third Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership (18)
99.4	Fourth Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership (18)
99.5	Certificate of Designation of Series A Preferred Operating Partnership Units of Limited Partnership Interest of Acadia Realty Limited Partnership (2)
99.6	Certificate of Designation of Series B Preferred Operating Partnership Units of Limited Partnership Interest of Acadia Realty Limited Partnership (18)

Notes:
(1)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal Year ended December 31, 1994
(2)	Incorporated by reference to the copy thereof filed as an Exhibit to Company’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 1997
(3)	Incorporated by reference to the copy thereof filed as an Exhibit to Company’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 1998
(4)	Incorporated by reference to the copy thereof filed as an Exhibit to Company’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 1998
(5)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Registration Statement on Form S-11 (File No.33-60008)
(6)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form10-K filed for the fiscal year ended December 31, 1998
(7)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form10-K filed for the fiscal year ended December 31, 1999
(8)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Registration Statement on Form S-8 filed September 28, 1999
(9)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Form 8-K filed on April 20, 1998
(10)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Form 10-K filed for the fiscal year ended December 31, 2000
(11)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Registration Statement on Form S-3 filed on March 3, 2000
(12)	Incorporated by reference to the copy thereof filed as an Exhibit to Company’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2001
(13)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001
(14)	Incorporated by reference to the copy thereof filed as an Exhibit to Yale University’s Schedule 13D filed on September 25, 2002
(15)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2002
(16)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Definitive Proxy Statement on Schedule 14A filed April 29, 2003.
(17)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Current Report on Form 8-K filed on July 2, 2003
(18)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2003
(19)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2004
(20)	Filed herewith
(21)	Management contract or compensatory plan or arrangement.

Back to Index

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACADIA REALTY TRUST

May 9, 2005	/s/ Kenneth F. Bernstein

Kenneth F. Bernstein
President and Chief Executive Officer (Principal Executive Officer)

May 9, 2005	/s/ Michael Nelsen

Michael Nelsen
Senior Vice President and Chief Financial Officer (Principal Financial Officer)