Form 10-Q
period 2005-06-30
ACADIA REALTY TRUST
filed 2005-08-09
CIK 899629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of August 8, 2005, there were 31,444,577 common shares of beneficial interest, par value $.001 per share, outstanding.

Back to Contents

ACADIA REALTY TRUST AND SUBSIDIARIES
FORM 10-Q
INDEX

Back to Contents

Part I.         Financial Information

Item 1.         Financial Statements

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	June 30, 2005	December 31, 2004

	(unaudited)
ASSETS
Real estate:
Land	$54,163	$52,472
Buildings and improvements	363,089	356,908
Construction in progress	893	5,594

	418,145	414,974
Less: accumulated depreciation	(111,693)	(105,278)

Net real estate	306,452	309,696
Cash and cash equivalents	30,088	13,499
Cash in escrow	3,852	4,467
Restricted cash	510	612
Investments in and advances to unconsolidated partnerships	34,671	27,684
Investment in management contracts, net of accumulated
amortization of $944 and $578, respectively	4,172	3,422
Preferred equity investment	19,500	—
Rents receivable, net	11,270	10,485
Notes receivable	16,552	10,087
Prepaid expenses	2,327	2,994
Deferred charges, net	15,433	12,624
Other assets	9,590	4,809
Assets of discontinued operations	4,483	5,268

	$458,900	$405,647

LIABILITIES AND SHAREHOLDERS’ EQUITY
Mortgage notes payable	$204,639	$153,361
Accounts payable and accrued expenses	5,862	7,627
Dividends and distributions payable	5,675	5,597
Derivative Instruments	1,744	2,136
Share of losses in excess of investment in unconsolidated partnerships	9,793	9,304
Other liabilities	3,263	3,096
Liabilities of discontinued operations	99	51

Total liabilities	231,075	181,172

Minority interest in Operating Partnership	9,698	5,743
Minority interests in majority-owned partnerships	1,808	1,808

Total minority interests	11,506	7,551

Shareholders’ equity:
Common shares	31	31
Additional paid-in capital	221,487	222,715
Accumulated other comprehensive income	(2,557)	(3,180)
Deficit	(2,642)	(2,642)

Total shareholders’ equity	216,319	216,924

	$458,900	$405,647

See accompanying notes

Back to Contents

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(unaudited, in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Revenues
Minimum rents,	$13,188	$12,580	$25,920	$25,173
Percentage rents	112	203	296	420
Expense reimbursements	3,112	2,953	7,026	6,430
Other property income	136	200	463	323
Management fee income, net of sub-
management fees of $0, $474, $303 and
$735, respectively	2,857	1,007	4,835	1,552
Interest income	941	485	1,418	600
Other	—	40	—	196

Total revenues	20,346	17,468	39,958	34,694

Operating Expenses
Property operating	3,098	3,361	6,866	7,014
Real estate taxes	2,093	1,938	4,441	4,121
General and administrative	3,697	2,422	6,775	4,911
Depreciation and amortization	3,933	3,955	7,912	7,645

Total operating expenses	12,821	11,676	25,994	23,691

Operating income	7,525	5,792	13,964	11,003
Equity in earnings of unconsolidated
partnerships	387	506	884	1,050
Interest expense	(2,670)	(2,446)	(5,029)	(4,863)
Gain on sale of land	—	508	—	508
Minority interest	(198)	(451)	(414)	(665)

Income from continuing operations	5,044	3,909	9,405	7,033

Discontinued operations:
Operating income (loss) from discontinued
operations	58	(151)	144	(436)
Impairment of real estate	(770)	—	(770)	—
Minority interest	13	6	11	17

Loss from discontinued operations	(699)	(145)	(615)	(419)

Net income	$4,345	$3,764	$8,790	$6,614

Basic earnings per share
Income from continuing operations	$0.16	$0.13	$0.30	$0.24
Loss from discontinued operations	(0.02)	—	(0.02)	(0.01)

Basic earnings per Common Share	$0.14	$0.13	$0.28	$0.23

Diluted earnings per share
Income from continuing operations	$0.16	$0.13	$0.29	$0.24
Loss from discontinued operations	(0.02)	—	(0.02)	(0.01)

Diluted earnings per Common Share	$0.14	$0.13	$0.27	$0.23

See accompanying notes

Back to Contents

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(in thousands)

	June 30, 2005	June 30, 2004

	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,790	$6,614
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,001	7,977
Gain in sale of land	—	(508)
Impairment of real estate	770	—
Minority interests	403	648
Equity in earnings of unconsolidated partnerships	(884)	(1,050)
Amortization of derivative settlement included in interest expense	219	—
Provision for bad debts	239	409
Changes in assets and liabilities:
Restricted cash	102	421
Funding of escrows, net	614	(403)
Rents receivable	(1,011)	(1,000)
Prepaid expenses	614	1,382
Other assets	(4,973)	(686)
Accounts payable and accrued expenses	(1,338)	293
Due to/from related parties	—	4
Other liabilities	173	(882)

Net cash provided by operating activities	11,719	13,219

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for real estate and improvements	(3,144)	(3,083)
Investment in and advances to unconsolidated partnerships	(6,857)	(6,687)
Distributions from unconsolidated partnerships	1,242	962
Collection of notes receivable	—	3,585
Payment of deferred leasing costs	(51)	(1,304)
Advances of notes receivable	(6,489)	(10,066)
Proceeds from sale of land	—	508
Preferred equity investment	(19,500)	—

Net cash used in investing activities	(34,799)	(16,085)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on mortgages	(8,122)	(11,957)
Proceeds received on mortgage notes	59,400	36,251
Payment of deferred financing and other costs	(691)	(1,436)
Dividends paid	(10,907)	(9,090)
Distributions to minority interests in Operating Partnership	(157)	(271)
Distributions on preferred Operating Partnership Units	(178)	(108)
Distributions to minority interests in majority-owned partnerships	(56)	(338)
Common Shares issued under Employee Stock Purchase Plan	47	41
Settlement of options to purchase Common Shares	—	(66)
Exercise of options to purchase Common Shares	333	7,950

Net cash provided by financing activities	39,669	20,976

Increase in cash and cash equivalents	16,589	18,110
Cash and cash equivalents, beginning of period	13,499	14,159

Cash and cash equivalents, end of period	$30,088	$32,269

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amounts capitalized of $197 and $167, respectively	$4,832	$5,454

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of management contract rights through issuance of Common and Preferred Operating
Partnership Units, respectively	$4,000	$4,000

Back to Contents

 ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(in thousands, except per share amounts)

1.          THE COMPANY

Acadia Realty Trust (the “Company”) is a fully integrated and self-managed real estate investment trust (“REIT”) focused primarily on the ownership, acquisition, redevelopment and management of neighborhood and community shopping centers.

All of the Company’s assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership (the “Operating Partnership” or “OP”) and its majority-owned partnerships. As of June 30, 2005, the Company controlled 98% of the Operating Partnership as the sole general partner.

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

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 presentation.

In 2005, the Emerging Issues Task Force (“EITF”) reached a consensus that the general partners in a limited partnership should determine whether they control a limited partnership based on the application of the framework as discussed in EITF 04-5,- Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”). Under EITF 04-5, the general partners in a limited partnership are presumed to control that limited partnership regardless of the extent of the general partners' ownership interest in the limited partnership.The assessment of whether the rights of the limited partners should overcome the presumption of control by the general partners is a matter of judgment that depends on facts and circumstances. If the limited partners have either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights, the general partners do not control the limited partnership. EITF 04-5 is effective immediately for new partnerships formed and existing limited partnerships for which the partnership agreements are modified on or after June 29, 2005, and, for all other partnerships, EITF 04-5 would be effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The provisions of EITF 04-5 may be initially applied through either one of two methods: (1) similar to a cumulative effect of a change in accounting principle or (2) retrospective application. The Company is currently assessing the impact of EITF 04-5 as it relates to the method of accounting utilized for its investments in Funds I and II (note 6), which are currently accounted for under the equity method of accounting. There would be no impact on net income or shareholders’ equity for any of the reported periods in the accompanying consolidated financial statements if the Company were to consolidate these investments. If the Company was required to consolidate these investments, total assets, total liabilities and minority interest as of June 30, 2005 and December 31, 2004 would be as follows:

	June 30, 2005	December 31 , 2004

Total assets	$706,235	$624,832

Total liabilities	$386,538	$344,330

Minority interest	$103,378	$63,578

3.          EARNINGS PER COMMON SHARE

Basic earnings per share was determined by dividing net income for the period by the weighted average number of common shares of beneficial interest (“Common Shares”) outstanding during each period consistent with Statement of Financial Accounting Standards (“SFAS”) No. 128 “Earnings Per Share”. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Shares were exercised or converted into Common Shares or resulted in the issuance of Common Shares that then shared in the earnings of the Company. The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Numerator:
Income from continuing operations – basic and
diluted	$5,044	$3,909	$9,405	$7,033

Denominator:
Weighted average shares – basic earnings per share	31,899	29,333	31,883	28,612
Effect of dilutive securities:
Employee stock options	246	460	259	565

Denominator for diluted earnings per share	32,145	29,793	32,142	29,177

Basic earnings per share from continuing
operations	$0.16	$0.13	$0.30	$0.24

Diluted earnings per share from continuing
operations	$0.16	$0.13	$0.29	$0.24

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

3. EARNINGS PER COMMON SHARE (continued)

The effect of the conversion of common units in the Operating Partnership (“Common OP Units”) is not reflected in the above table as they are exchangeable for Common Shares on a one-for-one basis. The income allocable to such units is allocated on this same basis and reflected as minority interest in the accompanying consolidated financial statements. As such, the assumed conversion of these units would have no net impact on the determination of diluted earnings per share. The effect of the conversion of Series A and B Preferred OP Units (“Preferred OP Units”) which would result in 522,679 additional Common Shares for each of the three months ended June 30, 2005 and 522,679 and 470,577 for the six months ended June 30, 2005 and 2004, respectively, is not reflected in the above table as such conversions would be anti-dilutive.

4.          COMPREHENSIVE INCOME

The following table sets forth comprehensive income for the three and six months ended June 30, 2005 and 2004:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Net income	$4,345	$3,764	$8,790	$6,614
Other comprehensive income (loss) (1)	(1,419)	4,850	623	3,299

Comprehensive income	$2,926	$8,614	$9,413	$9,913

Notes:
(1)	Relates to the changes in the fair value of derivative instruments accounted for as cash flow hedges and the amortization of terminated swap agreements.

The following table sets forth the change in accumulated other comprehensive loss for the six months ended June 30, 2005:

Balance at December 31, 2004	$(3,180)
Amortization of swap value	219
Unrealized loss on valuation of swap agreements	404

Balance at June 30, 2005	$(2,557)

As of June 30, 2005 the balance in accumulated other comprehensive loss was comprised of unrealized losses on the valuation of current swap agreements and the unamortized portion of terminated swap agreements.

5.          SHAREHOLDERS’ EQUITY AND MINORITY INTERESTS

The following table summarizes the change in the shareholders’ equity and minority interests since December 31, 2004:

	Shareholders’ Equity	Minority Interest in Operating Partnership (1)	Minority Interest in majority- owned Partnerships

Balance at December 31, 2004	$216,924	$5,743	$1,808
Issuance of Common OP Units	—	4,000	—
Exercise of options	333	—	—
Dividends and distributions declared of $0.1725 per Common Share and Common OP Unit	(10,940)	(200)	—
Net income for the period January 1 through June 30, 2005	8,790	167	56
Distributions paid	—	—	(56)
Other comprehensive income – Unrealized gain on valuation of swap agreements	404	(12)	—
Other comprehensive income – Amortization of swap value	219	—	—
Employee stock-based compensation	589	—	—

Balance at June 30, 2005	$216,319	$9,698	$1,808

Notes:
(1)	Net income attributable to minority interest in the Operating Partnership and distributions do not include a distribution on Series A and Series B Preferred OP Units totaling $180.

Minority interest in the Operating Partnership represents (i) the limited partners’ interest of 642,255 and 392,255 Common OP Units at June 30, 2005 and December 31, 2004, respectively, (ii) 1,580 Series A Preferred OP Units at June 30, 2005 and December 31, 2004, respectively, with a nominal value of $1,000 per unit, which are entitled to a preferred quarterly distribution of the greater of (a) $22.50 per unit (9% annually) per Series A Preferred OP Unit or (b) the quarterly distribution attributable to a Series A Preferred OP Unit if such unit were converted into a Common OP Unit, and (iii) 4,000 Series B Preferred OP Units at June 30, 2005 and December 31, 2004 with a nominal value of $1,000 per unit, which are entitled to a preferred quarterly distribution of the greater of (a) $13.00 (5.2% annually) per unit or (b) the quarterly distribution attributable to a Series B Preferred OP Unit if such unit were converted into a Common OP Unit. Minority interests in majority-owned partnerships represent third-party interests in four partnerships in which the Company has a majority ownership position.

In February 2005, the Company issued $4,000 (250,000 Restricted Common OP Units valued at $16.00 each) of Restricted Common OP Units to Klaff in consideration for the 25% balance of certain management contract rights as well as the rights to 25% of certain potential future revenue streams . This follows the acquisition of 75% of the management contract rights and 75% of certain potential future revenue streams from Klaff in January 2004.  The Restricted Common OP Units are convertible into the Company’s Common Shares on a one-for-one basis after a five-year lock-up period. $1,116 of the purchase price was allocated to investment in management contracts in the consolidated balance sheet and is being amortized over the estimated remaining life of the contracts. The remainder of the purchase price has been allocated to deferred charges in the consolidated balance sheet and will be allocated to future revenue streams as identified.

During the six months ended June 30, 2005, certain employees and trustees of the Company exercised 49,000 share options at prices ranging from $5.00 to $9.11.

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

	June 30, 2005	December 31 , 2004

Balance Sheets
Assets:
Rental property, net	$6,703	$6,939
Other assets	6,107	6,129

Total assets	$12,810	$13,068

Liabilities and partners’ deficit
Mortgage note payable	$64,000	$64,000
Other liabilities	2,539	2,481
Partners’ deficit	(53,729)	(53,413)

Total liabilities and partners’ deficit	$12,810	$13,068

Company’s investment in Crossroads	$(9,793)	$(9,304)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Statements of Income
Total revenue	$2,209	$1,951	$4,391	$3,976
Operating and other expenses	717	582	1,327	1,189
Interest expense	836	589	1,876	1,263
Depreciation and amortization	153	153	304	302

Net income	$503	$627	$884	$1,222

Company’s share of net income	$231	$295	$506	$611
Amortization of excess investment (see below)	98	98	196	196

Income from Crossroads	$133	$197	$310	$415

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

6.          INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED PARTNERSHIPS (continued)

Acadia Strategic Opportunity Fund, LP (“Fund I”)

In 2001, the Company formed a joint venture, Fund I, with four of its institutional investors for the purpose of acquiring real estate assets. The Company is the general partner with a 22% interest in the joint venture and is also entitled to profit participation in excess of its invested capital based on certain investment return thresholds. The Company also earns market-rate fees for asset management as well as for property management, construction and leasing services. Decisions made by the general partner, as it relates to purchasing, financing, and disposition of properties, are subject to the unanimous disapproval of the Advisory Committee of Fund I, which is comprised of representatives from each of the four institutional investors.

As of June 30, 2005, Fund I owns or has an ownership interest in ten shopping centers and twenty-five anchor-only supermarket leases comprising 2.7 million square feet.

The Company accounts for its investment in Fund I using the equity method. Summary financial information of Fund I and the Company’s investment in and share of income from Fund I follows:

	June 30, 2005	December 31, 2004

Balance Sheets
Assets:
Rental property, net	$189,080	$187,046
Other assets	17,027	13,077

Total assets	$206,107	$200,123

Liabilities and partners’ equity
Mortgage notes payable	$114,618	$120,188
Other liabilities	20,503	24,060
Partners’ equity	70,986	55,875

Total liabilities and partners’ equity	$206,107	$200,123

Company’s investment in Fund I	$12,523	$12,115

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Statements of Operations
Total revenue	$7,188	$6,664	$14,176	$13,260
Operating and other expenses	1,345	1,379	2,751	2,698
Management and other fees	561	516	1,102	1,032
Interest expense	1,672	1,663	3,287	3,269
Depreciation and amortization	2,292	2,173	4,535	4,300
Minority interest	75	45	142	87
Equity in earnings of unconsolidated partnerships	7	84	(77)	84

Net income	$1,236	$804	$2,436	$1,790

Company’s share of net income (1)	$450	$309	$852	$635

Notes:
(1)	The Company’s pro-rata share of net income is before Management and other fees as these amounts are paid to the Company.

Back to Contents

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

6.          INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED PARTNERSHIPS (continued)

Acadia Strategic Opportunity Fund II, LLC (“Fund II”)

In June of 2004, the Company formed a joint venture (“Fund II”), with the investors from Fund I as well as two additional institutional investors for the purpose of acquiring real estate assets.  The total committed capital for Fund II is $300,000, of which the Company’s share is $60,000.  The Company is the sole managing member with a 20% interest in the joint venture and is also entitled to profit participation in excess of its invested capital based on certain investment return thresholds.  The Company also earns market-rate fees for asset management as well as for property management, construction, legal and leasing services.  Decisions made by the managing member, as they relate to purchasing, financing and disposition of properties, are subject to the unanimous disapproval of the Advisory Committee, which is comprised of representatives from each of the six institutional investors.

On September 29, 2004, in conjunction with an investment partner, P/A Associates, LLC (“P/A”), Fund II purchased 400 East Fordham Road in the Bronx, NY for $30,197, inclusive of closing and other related acquisition costs.  The Company had provided a bridge loan of $18,000 to Fund II in connection with this acquisition.  Subsequent to the acquisition, Fund II repaid this loan from the Company with $18,000 of proceeds from a new loan from a bank which bears interest at LIBOR plus 175 basis points and matures November 2007. On February 25, 2005, Fund II, in conjunction with P/A, purchased a parcel of land adjacent to 400 E. Fordham Road for $867, inclusive of closing and related acquisition costs.

On October 1, 2004, Fund II initiated its second project in conjunction with P/A.  Fund II entered into a 95-year ground lease to redevelop a 16-acre site in Pelham Manor, Westchester County, New York.

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

The Company accounts for its investment in Fund II using the equity method. Summary financial information of Fund II and the Company’s investment in and share of income from Fund II follows:

	June 30, 2005	December 31, 2004

Balance Sheets
Assets:
Rental property, net	$55,288	$29,058
Other assets	6,584	4,879

Total assets	$61,872	$33,937

Liabilities and partners’ equity
Mortgage notes payable	$18,000	$18,000
Other liabilities	2,342	910
Partners’ equity	41,530	15,027

Total liabilities and partners’ equity	$61,872	$33,937

Company’s investment in Fund II	$8,121	$2,760

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Statements of Operations
Total revenue	$867	$—	$1,783	$—
Operating and other expenses	1,363	—	2,258	—
Management and other fees	998	—	1,936	—
Interest expense	253	—	441	—
Depreciation and amortization	271	—	620	—
Minority interest	(24)	—	(72)	—

Net loss	$(1,994)	$—	$(3,400)	$—

Company’s share of net loss (1)	$(196)	$—	$(278)	$—

Notes:
(1)	The Company’s pro-rata share of net income is before Management and other fees as these amounts are paid to the Company.

Retailer Controlled Property Venture

On January 27, 2004, the Company entered into the Retailer Controlled Property Venture (“RCP Venture”) with Klaff Realty, L.P. (“Klaff”) and Klaff’s long-time capital partner Lubert-Adler Management, Inc. for the purpose of making investments in surplus or underutilized properties owned by retailers. On September 2, 2004, affiliates of Fund I and Fund II, through separately organized, newly formed limited liability companies on a non-recourse basis, invested in the acquisition of Mervyn’s through the RCP Venture, which, as part of an investment consortium of Sun Capital and Cerberus, acquired Mervyn’s from Target Corporation. The total acquisition price was $1.175 billion, with such affiliates’ combined $23,520 share of the investment divided equally between them. The Company’s share of the acquisition cost totaled $4,965. During the six months ended June 30, 2005, Funds I and II contributed an additional total of $1,040 into the Mervyn’s investment, of which the Company’s share was $220.

Back to Contents

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

7.          DERIVATIVE FINANCIAL INSTRUMENTS

The following table summarizes the notional values and fair values of the Company’s derivative financial instruments as of June 30, 2005. The notional value does not represent exposure to credit, interest rate or market risks.

Hedge Type	Notional Value	Interest Rate	Forward Start Date	Interest Maturity	Fair Value

LIBOR Swap	$11,813	4.11%	n/a	1/1/07	$(42)
LIBOR Swap	20,000	4.53%	n/a	10/1/06	(174)
LIBOR Swap	8,799	4.47%	n/a	6/1/07	(99)
LIBOR Swap	15,271	4.32%	n/a	1/1/07	(101)
LIBOR Swap	37,444	4.35%	n/a	1/1/11	(555)

LIBOR Swap (1)	11,410	4.90%	10/2/06	10/1/11	(368)
LIBOR Swap (1)	8,434	5.14%	6/1/07	3/1/12	(317)
LIBOR Swap (1)	4,640	4.71%	10/2/06	1/1/10	(88)

Interest rate swap payable					$(1,744)

Notes:
(1)	Forward starting swap agreements.

8.          MORTGAGE LOANS

On February 25, 2005, the Company drew down $20,000 under an existing revolving facility, which bears interest at LIBOR plus 150 basis points.  The proceeds from this drawdown were utilized for the Preferred Equity investment (Note 14).

During April 2005, the Company borrowed $7,400 under an existing secured revolving facility.

On May 26, 2005, the Company closed on a $65,000 cross-collateralized revolving facility which is collateralized by five of the Company’s properties. The facility bears interest at LIBOR plus 130 basis points and matures June 1, 2010. At closing, the lender advanced $12,000, of which $7,400 was used to refinance an existing facility with the same lender. As of June 30, 2005, $32,000 was outstanding under this facility.

9.          RELATED PARTY TRANSACTIONS

In February 2005, the Company issued $4,000 of Restricted Common OP Units to Klaff for the balance of certain management contract rights as well as the rights to certain potential future revenue streams (Note 5).

In March 2005, the Company completed a $20,000 Preferred Equity Investment with Levitz SL, of which Klaff, a common and preferred OP unit holder, is the managing member.

The Company earns certain management and service fees in connection with its investment in Fund I and Fund II (Note 6). Such fees earned by the Company aggregated $3,279 and $803 for the six months ended June 30, 2005 and 2004, respectively, and $1,876 and $402 for the three months ended June 30, 2005 and 2004, respectively.

The Company also earns fees in connection with its rights to provide asset management, leasing, disposition, development and construction services for an existing portfolio of retail properties and/or leasehold interests in which Klaff has an interest. Net fees earned by the Company in connection with this portfolio were $1,556 and $331 for the six months ended June 30, 2005 and 2004, respectively, and $981 and $299 for the three months ended June 30, 2005 and 2004, respectively. These amounts are net of the payment of submanagement fees to Klaff of $303 and $735 for the six months ended June 30, 2005 and 2004, respectively, and $0 and $474 for the three months ended June 30, 2005 and 2004, respectively.

The Company managed one property in which a shareholder of the Company had an ownership interest for which the Company earned a management fee of 3% of tenant collections.  Management fees earned by the Company under this contract aggregated $71 for the six months ended June 30, 2004.  In addition, the Company earned leasing commission of $60 related to this property for the six months ended June 30, 2004.  In connection with the sale of the property on July 12, 2004, the management contract was terminated and the Company earned a $75 disposition fee.

Lee Wielansky, a trustee of the Company, was paid a consulting fee of $25 for both the three months ended June 30, 2005 and 2004 and $50 for both the six months ended June 30, 2005 and 2004.

10.          DIVIDENDS AND DISTRIBUTIONS PAYABLE

On May 20, 2005, the Board of Trustees of the Company approved and declared a cash quarterly dividend for the quarter ended June 30, 2005 of $0.1725 per Common Share and Common OP Unit. The dividend was paid on July 15, 2005 to shareholders of record as of June 30, 2005. Preferred Series A and B OP Unit holders also received this quarterly distribution based on the number of Common OP Units they would receive in a hypothetical conversion of their Preferred OP Units.

Back to Contents

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

11.          SEGMENT REPORTING

The Company has two reportable segments: retail properties and multi-family properties. The accounting policies of the segments are the same as those described in the summary of significant accounting policies as discussed in the Company’s Annual Report on Form 10-K. The Company evaluates property performance primarily based on net operating income before depreciation, amortization and certain nonrecurring items. The reportable segments are managed separately due to the differing nature of the leases and property operations associated with the retail versus residential tenants. The following tables set forth certain segment information for the Company for continuing operations as of and for the three and six months ended June 30, 2005 and 2004 (does not include unconsolidated partnerships):

	Six months ended June 30, 2005

	Retail Properties	Multi-Family Properties	All Other	Total

Revenues	$29,939	$3,766	$6,253	$39,958
Property operating expenses and real estate taxes	9,409	1,898	—	11,307
Other expenses	2,126	267	4,382	6,775

Income before depreciation, amortization and certain nonrecurring items	$18,404	$1,601	$1,871	$21,876

Depreciation and amortization	$6,606	$723	$583	$7,912

Interest expense	$4,411	$618	$—	$5,029

Real estate at cost	$377,085	$41,060	$—	$418,145

Total assets	$372,780	$36,451	$49,669	$458,900

Gross leasable area (multi-family – 1,474 units)	4,659	1,207	—	5,866

Expenditures for real estate and improvements	$2,699	$445	$—	$3,144

Revenues
Total revenues for reportable segments	$41,692
Elimination of intersegment management fee income	(761)
Elimination of intersegment asset management fee income	(525)
Elimination of intersegment service fees and interest income	(448)

Total consolidated revenues	$39,958

Property operating expenses and real estate taxes
Total property operating expenses and real estate taxes for reportable segments	$11,959
Elimination of intersegment management fee expenses	(652)

Total consolidated expenses	$11,307

Reconciliation to net income
Income before depreciation and amortization	$21,876
Depreciation and amortization	(7,912)
Equity in earnings of unconsolidated partnerships	884
Interest expense	(5,029)
Loss from discontinued operations	(615)
Minority interest in continuing operations	(414)

Net income	$8,790

Back to Contents

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

11.          SEGMENT REPORTING (continued)

	Three months ended June 30, 2005

	Retail Properties	Multi-Family Properties	All Other	Total

Revenues	$14,658	$1,890	$3,798	$20,346
Property operating expenses and real estate taxes	4,268	923	—	5,191
Other expenses	1,154	149	2,394	3,697

Income before depreciation, amortization and certain
nonrecurring items	$9,236	$818	$1,404	$11,458

Depreciation and amortization	$3,263	$363	$307	$3,933

Interest expense	$2,354	$316	$—	$2,670

Real estate at cost	$377,085	$41,060	$—	$418,145

Total assets	$372,780	$36,451	$49,669	$458,900

Gross leasable area (multi-family – 1,474 units)	4,659	1,207	—	5,866

Expenditures for real estate and improvements	$1,137	$224	$—	$1,361

Revenues
Total revenues for reportable segments	$21,290
Elimination of intersegment management fee income	(398)
Elimination of intersegment asset management fee income	(263)
Elimination of intersegment service fees and interest income	(283)

Total consolidated revenues	$20,346

Property operating expenses and real estate taxes
Total property operating expenses and real estate taxes for reportable segments	$5,526
Elimination of intersegment management fee expense	(335)

Total consolidated expenses	$5,191

Reconciliation to net income
Income before depreciation and amortization	$11,458
Depreciation and amortization	(3,933)
Equity in earnings of unconsolidated partnerships	387
Interest expense	(2,670)
Loss from discontinued operations	(699)
Minority interest in continuing operations	(198)

Net income	$4,345

Back to Contents

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

11.          SEGMENT REPORTING (continued)

	Six months ended June 30, 2004

	Retail Properties	Multi-Family Properties	All Other	Total

Revenues	$28,688	$3,854	$2,152	$34,694
Property operating expenses and real estate taxes	9,110	2,025	—	11,135
Other expenses	2,873	386	1,652	4,911

Income before depreciation, amortization and certain
nonrecurring items	$16,705	$1,443	$500	$18,648

Depreciation and amortization	$6,366	$700	$579	$7,645

Interest expense	$4,114	$749	$—	$4,863

Real estate at cost	$370,246	$40,100	$—	$410,346

Total assets	$351,733	$36,693	$18,770	$407,196

Gross leasable area (multi-family – 1,474 units)	4,651	1,207	—	5,8582

Expenditures for real estate and improvements	$2,757	$326	$—	$3,083

Revenues
Total revenues for reportable segments	$35,459
Elimination of intersegment management fee income	(615)
Elimination of intersegment asset management fee income	(150)

Total consolidated revenues	$34,694

Property operating expenses and real estate taxes
Total property operating expenses and real estate taxes for reportable segments	$11,671
Elimination of intersegment management fee expense	(536)

Total consolidated expenses	$11,135

Reconciliation to net income
Income before depreciation and amortization	$18,648
Depreciation and amortization	(7,645)
Equity in earnings of unconsolidated partnerships	1,050
Interest expense	(4,863)
Loss from discontinued operations	(419)
Gain on sale of land	508
Minority interest in continuing operations	(665)

Net income	$6,614

Back to Contents

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

11.          SEGMENT REPORTING (continued)

	Three months ended June 30, 2004

	Retail Properties	Multi-Family Properties	All Other	Total

Revenues	$14,047	$1,929	$1,492	$17,468
Property operating expenses and real estate taxes	4,219	1,080	—	5,299
Other expenses	1,072	147	1,203	2,422

Income before depreciation, amortization and certain nonrecurring items	$8,756	$702	$289	$9,747

Depreciation and amortization	$3,148	$350	$457	$3,955

Interest expense	$2,073	$373	$—	$2,446

Real estate at cost	$370,246	$40,100	$—	$410,346

Total assets	$351,733	$36,693	$18,770	$407,196

Gross leasable area (multi-family – 1,474 units)	4,651	1,207	—	5,858

Expenditures for real estate and improvements	$1,554	$189	$—	$1,743

Revenues
Total revenues for reportable segments	$17,865
Elimination of intersegment management fee income	(322)
Elimination of intersegment asset management fee income	(75)

Total consolidated revenues	$17,468

Property operating expenses and real estate taxes
Total property operating expenses and real estate taxes for reportable segments	$5,582
Elimination of intersegment management fee expense	(283)

Total consolidated expenses	$5,299

Reconciliation to net income
Income before depreciation and amortization	$9,747
Depreciation and amortization	(3,955)
Equity in earnings of unconsolidated partnerships	506
Interest expense	(2,446)
Gain on sale of land	508
Loss from discontinued operations	(145)
Minority interest in continuing operations	(451)

Net income	$3,764

Back to Contents

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

12.          DISCONTINUED OPERATIONS

The combined results of operations and assets and liabilities of either sold properties or property held for sale are reported separately as discontinued operations for and as of the three and six months ended June 30, 2005 and 2004.These are related to the Berlin Shopping Center, which was sold on July 7, 2005 (Note 16), and the East End Centre, which was sold on November 22, 2004.

The combined results of operations and assets and liabilities of the properties classified as discontinued operations are summarized as follows:

	June 30, 2005	December 31, 2004

ASSETS
Net real estate	$3,980	$4,827
Rents receivable, net	394	406
Prepaid expenses	88	35
Other assets	21	—

	$4,483	$5,268

LIABILITIES AND SURPLUS
Accounts payable and accrued expenses	$56	$13
Other liabilities	43	38

Total liabilities	$99	$51

Surplus	$4,384	$5,217

Total liabilities and surplus	$4,483	$5,268

	For the three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Total revenues	$235	$675	$582	$1,387
Total expenses	177	826	438	1,823

	58	(151)	144	(436)

Impairment of real estate	(770)	—	(770)	—
Minority interest	13	6	11	17

(Loss) income from discontinued operations	$(699)	$(145)	$(615)	$(419)

13.          STOCK-BASED COMPENSATION

The Company has adopted the fair value method of recording stock-based compensation contained in SFAS No. 123, “Accounting for Stock-Based Compensation”. As such, stock based compensation awards granted after December 31, 2001 have been expensed over the vesting period based on the fair value at the date the stock-based compensation was granted.

On January 3, 2005 (the “Grant Date”), the Company issued 50,342 options (net of subsequent forfeitures) to officers and employees. The options, which have an exercise price of $16.35, are for ten-year terms and vest one third as of the Grant Date and one third on each of the next two anniversaries thereof. The Company has determined a value of $2.57 per option using the binomial method for valuing such options. In prior periods, the Company utilized the Black-Scholes method for valuing options granted and believes that the binomial method more accurately reflects the value of the options. This change had no material effect on the value of the unvested options or the Company’s consolidated financial statements. Accordingly, compensation expense of $54 has been recognized in the accompanying consolidated financial statements related to these options for the three months ended March 31, 2005.

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

The total value of the above restricted share awards on the date of grant was $2,179 which will be recognized in compensation expense over the vesting period. Compensation expense of $131 and $344 has been recognized in the accompanying consolidated financial statements related to these Restricted Shares for the three and six months ended June 30, 2005, respectively.

14.          PREFERRED EQUITY INVESTMENT

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

Back to Contents

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

15.          CONTINGENCIES

During the six months ended June 30, 2005, the Company reduced a previously recorded reserve by $480 related to the settlement of its insurance claim in connection with the flood damage incurred at Mark Plaza located in Wilkes-Barre, PA.  The Company had previously provided a reserve of $730 as of December 31, 2004 related to the flood damage.

16.          SUBSEQUENT EVENTS

During July 2005, the Company sold the Berlin Shopping Center for $4,000. For the three and six months ended June 30, 2005, an impairment loss of $770 was recognized to reduce the carrying value of this asset to fair value less costs to sell.

During July of 2005, the Company purchased 4343 Amboy Road located on Staten Island, New York for $16,600 in cash and $200 in Common OP Units. The issuance of the Common OP Units are subject to Board of Trustee approval. The property, a 60,000 square foot neighborhood shopping center, is anchored by a Waldbaum’s supermarket and a Duane Reade drug store, and is subject to a 23-year ground lease.

Back to Contents

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is based on our consolidated financial statements as of June 30, 2005 and 2004 and for the three and six months then ended. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

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

OVERVIEW

We operate 70 properties, which we own or have an ownership interest in, consisting of 68 neighborhood and community shopping centers and two multi-family properties, principally located in the Northeast, Mid-Atlantic and Midwest regions of the United States. We receive income primarily from the rental revenue from our properties, including expense recoveries from tenants, offset by operating and overhead expenses. We focus on three primary areas in executing our business plan as follows:

—	We focus on maximizing the return on our existing portfolio through leasing and property redevelopment activities. Our redevelopment program is a significant and ongoing component of managing our existing portfolio and it focuses on selecting well-located neighborhood and community shopping centers and creating significant value through re-tenanting and property redevelopment.

—	We pursue above-average returns through a disciplined and opportunistic acquisition program. The primary conduits for our current acquisition program are through our existing acquisition joint venture, Acadia Strategic Opportunity Fund II, LLC (“Fund II”), as well as the Retailer Controlled Property Venture (“RCP Venture”) established to invest in surplus or underutilized properties owned or controlled by retailers and the New York Urban/Infill Redevelopment initiative which focuses on investing in redevelopment projects in urban, dense areas where retail tenant demand has effectively surpassed the supply of available sites.

—	We focus on maintaining a strong balance sheet, which provides us with the financial flexibility to fund both property redevelopment and acquisition opportunities.

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

Valuation of Property Held for Use and Sale

On a quarterly basis, we review both properties held for use and for sale for indicators of impairment. We record impairment losses and reduce the carrying value of properties when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases where we do not expect to recover our carrying costs on properties held for use, we reduce our carrying cost to fair value, and for properties held for sale, we reduce our carrying value to the fair value less costs to sell. For the three and six months ended June 30, 2005, an impairment loss of $0.8 million was recognized to reduce the carrying value of the Berlin Shopping Center , which was sold during July 2005, to fair value less costs to sell. Management does not believe that the value of any other properties in our portfolio was impaired as of June 30, 2005.

Bad Debts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make payments on arrearages in billed rents, as well as the likelihood that tenants will not have the ability to make payment on unbilled rents including estimated expense recoveries and straight-line rent. As of June 30, 2005, we have recorded an allowance for doubtful accounts of $2.9 million. If the financial condition of our tenants were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Back to Contents

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2005 (“2005”) to the three months ended June 30, 2004 (“2004”)

			Change

	2005	2004	$	%

Revenues:
Minimum rents	$13.2	$12.6	$0.6	5%
Percentage rents	0.1	0.2	(0.1)	(45)%
Expense reimbursements	3.1	3.0	0.1	5%
Other property income	0.1	0.2	(0.1)	(32)%
Management fee income	2.9	1.0	1.9	184%
Interest income	0.9	0.5	0.4	94%

Total revenues	$20.3	$17.5	$2.8	16%

The increase in minimum rents was attributable to additional rents from re-tenanting activities as well as increased occupancy across the portfolio.

Real estate tax reimbursements increased $0.1 million, primarily as a result of general increases in real estate taxes as well as leasing activities throughout the portfolio. Common area maintenance (“CAM”) expense reimbursements remained unchanged at $1.3 million from 2004 to 2005.

Management fee income increased as a result of additional leasing fees from Acadia Strategic Opportunity Fund, LP (“Fund I”) in 2005, asset management fees from Fund II, which was formed in June 2004, and an increase in management fees related to the acquisition of certain management contract rights in January 2004 and February 2005.

The increase in interest income was attributable to our preferred equity investment in Levitz in 2005.

			Change

	2005	2004	$	%

Operating Expenses:
Property operating	$3.1	$3.4	$(0.3)	(8)%
Real estate taxes	2.1	1.9	0.2	8%
General and administrative	3.7	2.4	1.3	53%
Depreciation and amortization	3.9	3.9	—	—%

Total operating expenses	$12.8	$11.6	$1.2	10%

The decrease in property operating expenses was primarily a result of higher non-recurring maintenance and repairs in 2004 and lower bad debt expense in 2005.

The increase in real estate taxes was due to general increases in real estate taxes experienced across the portfolio.

The increase in general and administrative expense was attributable to increased compensation expense and other overhead expenses following the expansion of our infrastructure related to increased investment activity in Fund assets and asset management services.

Depreciation expense decreased $0.1 million in 2005.  This was principally a result of assets being fully depreciated in 2004. Amortization expense increased $0.1 which primarily attributable to the write off of deferred loan costs related to loan payoffs.

			Change

	2005	2004	$	%

Other:
Equity in earnings of unconsolidated partnerships	$0.4	$0.5	$(0.1)	(24)%
Interest expense	(2.7)	(2.5)	(0.2)	(9)%
Gain on sale	—	0.5	(0.5)	(100)%
Minority interest	(0.2)	(0.5)	0.3	(56)%
Loss from discontinued operations	(0.7)	(0.1)	(0.6)	(382)%

Interest expense increased to $2.7 million in 2005. This increase was attributable to higher average interest rates on the portfolio mortgage debt in 2005.

The gain on sale of land in 2004 was related to a prior year sale of a contract to purchase land to the Target Corporation. We received additional sales proceeds of $0.5 million which were being held in escrow pending the completion of certain site work by the buyer. Of these proceeds, $0.3 million were distributed to our joint venture partner in the sale and are a component of minority interest in the accompanying financial statements.

Loss from discontinued operations represents activity related to properties sold during 2004 and 2005. Included in 2005 is an impairment charge of $0.8 million related to the Berlin Shopping Center which was sold in July 2005.

Back to Contents

Comparison of the six months ended June 30, 2005 (“2005”) to the six months ended June 30, 2004 (“2004”)

			Change

	2005	2004	$	%

Revenues:
Minimum rents	$25.9	$25.2	$0.7	3%
Percentage rents	0.3	0.4	(0.1)	(29)%
Expense reimbursements	7.0	6.4	0.6	9%
Other property income	0.5	0.3	0.2	43%
Management fee income	4.8	1.6	3.2	211%
Interest income	1.4	0.6	0.8	136%
Other	—	0.2	(0.2)	(100)%

Total revenues	$39.9	$34.7	$5.2	15%

The increase in minimum rents was attributable to additional rents from re-tenanting activities as well as increased occupancy across the portfolio.

Real estate tax reimbursements increased $0.4 million, primarily as a result of general increases in real estate taxes as well as re-tenanting activities throughout the portfolio. CAM expense reimbursements increased $0.2 million as a result of increased tenant reimbursements of higher snow removal costs in 2005.

Management fee income increased as a result of additional leasing fees from Fund I in 2005, asset management fees from Fund II, which was formed in June 2004, and an increase in management fees related to the acquisition of certain management contract rights in January 2004 and February 2005.

The increase in interest income was a combination of additional interest income on our advances and notes receivable originated in 2004 and additional interest income earned following our preferred equity investment in Levitz in 2005.

			Change

	2005	2004	$	%

Operating Expenses:
Property operating	$6.9	$7.0	$(0.1)	(2)%
Real estate taxes	4.4	4.1	0.3	8%
General and administrative	6.8	4.9	1.9	38%
Depreciation and amortization	7.9	7.7	0.2	3%

Total operating expenses	$26.0	$23.7	$2.3	10%

The decrease in property operating expenses was primarily a result of the recovery of $0.5 million in 2005 related to the settlement of our insurance claim in connection with the flood damage incurred at Mark Plaza, offset by higher snow removal costs during 2005.

Real estate taxes increased as a result of general increases in real estate taxes experienced across the portfolio.

The increase in general and administrative expense was attributable to increased compensation expense and other overhead expenses following the expansion of our infrastructure related to increased investment activity in Fund assets and asset management services.

Depreciation expense increased $0.1 million in 2005.  This was principally a result of increased depreciation expense related to capitalized tenant installation costs in 2004 and 2005. Amortization expense increased $0.1 which was primarily attributable to the write off of deferred loan costs related to loan payoffs.

			Change

	2005	2004	$	%

Other:
Equity in earnings of unconsolidated partnerships	$0.9	$1.0	$(0.1)	(16)%
Interest expense	(5.0)	(4.9)	(0.1)	(3)%
Gain on sale	—	0.5	(0.5)	(100)%
Minority interest	(0.4)	(0.7)	0.3	38%
Loss from discontinued operations	(0.6)	(0.4)	(0.2)	(50)%

The increase in interest expense was attributable to higher average interest rates on the portfolio mortgage debt in 2005 of $0.3 million offset by a $0.2 million decrease resulting from lower average outstanding borrowings in 2005.

The gain on sale of land in 2004 was related to a prior year sale of a contract to purchase land to the Target Corporation. We received additional sales proceeds of $0.5 million which were being held in escrow pending the completion of certain site work by the buyer. Of these proceeds, $0.3 million were distributed to our joint venture partner in the sale and are a component of minority interest in the accompanying financial statements.

Loss from discontinued operations represents activity related to properties sold during 2004 and 2005. Included in 2005 is an impairment charge of $0.8 million related to the Berlin Shopping Center which was sold in July 2005.

Back to Contents

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

Consistent with the NAREIT definition, we define FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of depreciated property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. The reconciliation of net income to FFO for the three and six months ended June 30, 2005 and 2004 is as follows (amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Net income	$4,345	$3,764	$8,790	$6,614
Depreciation of real estate and amortization of leasing costs:
Wholly-owned and consolidated partnerships	3,396	3,567	7,017	7,084
Unconsolidated partnerships	598	569	1,228	1,121
Income attributable to Minority interest in Operating
Partnership (1)	109	72	167	187

Funds from operations	$8,448	$7,972	$17,202	$15,006

Cash flows provided by (used in):
Operating activities			$11,719	$13,219

Investing activities			$(34,799)	$(16,085)

Financing activities			$39,669	$20,976

Notes:
(1)	Does not include distributions paid to Series A and B Preferred OP unitholders.

Back to Contents

LIQUIDITY AND CAPITAL RESOURCES

USES OF LIQUIDITY

Our principal uses of liquidity are expected to be for distributions to our shareholders and OP unitholders, debt service and loan repayments, and property investment which includes the funding of our joint venture commitments, acquisition, redevelopment, expansion and re-tenanting activities.

Distributions

In order to qualify as a REIT for Federal income tax purposes, we must currently distribute at least 90% of our taxable income to our shareholders. During May 2005, our Board of Trustees approved and declared a quarterly cash dividend of $0.1725 per Common Share and Common OP Unit for the second quarter of 2005 which was paid July 15, 2005. Preferred Series A and B OP Unit holders also received this quarterly distribution based on the number of Common OP Units they would receive in a hypothetical conversion of their Preferred OP Units.

Acadia Strategic Opportunity Fund, LP (“Fund I”)

In September 2001, we committed $20.0 million to a newly formed joint venture with four of our institutional shareholders, who committed $70.0 million, for the purpose of acquiring a total of approximately $300.0 million of community and neighborhood shopping centers on a leveraged basis. As of June 30, 2005, we have contributed $19.2 million to Fund I.

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

As of June 30, 2005, Fund I has purchased a total of 35 properties totaling 2.7 million square feet. The following table summarizes Fund I’s acquisitions through this date:

						Estimated future
Shopping Center	Notes	Location	Year acquired	GLA	Purchase price	redevelopment costs

					(millions)

New York Region
New York
Tarrytown Shopping Center	1	Westchester	2004	35,877	$5.3	$1
Mid-Atlantic Region
Delaware
Brandywine Town Center	2	Wilmington	2003	629,345	86.3	—
Market Square Shopping Center	2	Wilmington	2003	102,762	—	—
South Carolina
Hitchcock Plaza	3	Aiken	2004	234,338	5.5	$6 to $7
Pine Log Plaza	4	Aiken	2004	35,064	1.5	—
Virginia
Haygood Shopping Center	5	Virginia Beach	2004	158,229	5.4	$5 to $6
Midwest Region
Ohio
Amherst Marketplace	6	Cleveland	2002	79,937	26.7	—
Granville Centre	6	Columbus	2002	131,543	—	—
Sheffield Crossing	6	Cleveland	2002	112,534	—	—
Michigan
Sterling Heights Shopping Center	7	Detroit	2004	154,597	3.3	$2 to $3
Various Regions
Kroger/Safeway Portfolio	8	Various	2003	1,018,100	48.9	—

Total				2,692,326	$182.9	$14 to $17

Back to Contents

Notes:
1)	Fund I and an unaffiliated partner, each with a 50% interest, acquired this center. Related to this acquisition, we loaned $2.0 million to Fund I which bears interest at the prime rate and continues until the property is stabilized.
2)	This represents the combined purchase price for Brandywine Towne Center and Market Square Shopping Center. Fund I assumed $38.1 million of fixed rate debt on the two properties as well as obtained a new $30.0 million fixed-rate loan in conjunction with the acquisition. Brandywine Town Center is a two phase open-air value retail center. The first phase is approximately 450,000 square feet and 100% occupied. The second phase (“Phase II”) consists of approximately 410,000 square feet of existing space, of which approximately 180,000 square feet is occupied. The balance of Phase II is currently not occupied. Fund I will also pay additional amounts in conjunction with the lease-up of the current vacant space in Phase II (the “Earn-out”). To date, Fund I has incurred costs of $30.3 million for Earn-out space. The additional investment for Earn-out space is projected to be between $15.0 million and $20.0 million. To the extent Fund I places additional mortgage debt upon the lease-up of Phase II, the required equity contribution for the Earn-out would be less. The Earn-out is structured such that Fund I has no time requirement or payment obligation for any portion of currently vacant space which it is unable to lease.
3)	Fund I provided 90% of the equity capital and Hendon Properties (“Hendon”), an unaffiliated partner, provided the remaining 10% of the equity capital used to acquire the former loan on this property. Subsequent to the acquisition of the loan, Fund I and Hendon obtained fee title to this property. Hendon is entitled to receive profit participation in excess of its proportionate equity interest. We loaned $3.2 million to the property owning entity in connection with the purchase of the loan. Our note matures March 9, 2006, and bears interest at 7% for the first year and 6% for the second year.
4)	This property, which is situated adjacent to the Hitchcock Plaza, was also purchased in conjunction with Hendon. Related to this transaction, we provided an additional $0.75 million loan to Fund I with a March 2006 maturity and interest at 7% for the first year and 6% for the second year.
5)	Fund I acquired a 50% interest in the Haygood Shopping Center for $2.2 million cash and the assumption of $3.2 million in variable-rate mortgage debt.
6)	This represents the combined purchase price for Amherst Marketplace, Granville Centre and Sheffield Crossing. Fund I paid $14.1 million in cash and assumed $12.6 million of fixed-rate debt on two of the properties at a blended rate of 8.1%.
7)	Fund I acquired a 50% interest in the Sterling Heights Shopping Center for $1.0 million cash and the assumption of $2.3 million in variable-rate mortgage debt.
8)	Fund I and AmCap Incorporated (“AmCap”), an unaffiliated partner, acquired this portfolio for $14.4 million in cash and the assumption of an aggregate of $34.5 million of existing fixed-rate mortgage debt at a blended rate of 6.57%. The portfolio, which aggregates approximately 1.0 million square feet, consists of 25 anchor-only leases with Kroger (12 leases) and Safeway supermarkets (13 leases).

Acadia Strategic Opportunity Fund II, LLC (“Fund II”)

On June 15, 2004, we closed our second acquisition fund, Fund II, which includes all of the investors from Fund I as well as two additional institutional investors. With $300 million of committed discretionary capital, Fund II expects to be able to acquire up to $900 million of real estate assets on a leveraged basis. We are the managing member with a 20% interest in the joint venture. The terms and structure of Fund II are substantially the same as Fund I with the exceptions that the preferred return is 8% and the asset management fee is calculated on committed equity of $250 million through June 15, 2005 and then on the total committed equity of $300 million thereafter. As of June 30, 2005, we have contributed $11.6 million to Fund II.

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

Back to Contents

2005 New York Urban/Infill Redevelopment Investments

4650 Broadway- On April 6, 2005, Acadia-P/A acquired 4650 Broadway located in the Washington Heights/Inwood section of Manhattan. The property, a 140,000 square foot building, which is currently occupied by the City of New York and a commercial parking garage, was acquired for a purchase price of $25 million. We plan to redevelop the site to include retail, commercial and residential components totaling over 300,000 square feet. The retail and commercial (including office, ‘Community Use’ and parking) portion comprise approximately 50% of the project and the residential component comprises the other 50%. Redevelopment of the project is anticipated to commence in the next 12 to 24 months with completion expected 18 months thereafter. Expected costs to complete the retail and commercial component of the project are estimated at $40 million before any potential sale of the residential air rights. In lieu of directly developing the mid-rise residential portion of the project, the rights to this component may be sold while retaining ownership of the other portions of the project.

On February 25, 2005, Acadia-P/A acquired land adjacent to the 400 East Fordham Road property for $0.9 million (See “2004 New York Urban/Infill Redevelopment Acquisitions – 400 East Fordham Road” below).

2004 New York Urban/Infill Redevelopment Investments

400 East Fordham Road- Acadia-P/A acquired this property located in the Bronx, NY for $30.2 million. Sears is the major tenant of the property, retailing on four levels. Currently, there are also medical office tenants on the top two floors above Sears. The redevelopment of the property is scheduled to commence in 2007 following the expiration of the Sears lease, which was originally signed in 1964. However, depending on current negotiations with both Sears and other potential anchors, the timeframe of the redevelopment may be accelerated. As part of the redevelopment, there is the potential for additional expansion of up to 85,000 square feet of space. The total cost of the redevelopment project, including the acquisition cost, is estimated to be between $65 and $70 million, depending on the ultimate scope of the project.

Pelham Manor- Acadia-P/A entered into a 95-year ground lease to redevelop this 16-acre site located in Westchester County, New York. The redevelopment contemplates the demolition of the existing industrial and warehouse buildings, and replacing them with a multi-anchor community retail center. We anticipate the redevelopment to cost between $30 and $33 million, with construction anticipated to commence within the next 12 to 24 months. In the interim, the property will continue to be operated as an industrial and warehouse facility. Prior to commencement of the redevelopment process, the ground rent payment is projected to equal the warehouse rents collected.

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

In July 2005, Fund II acquired for $1.0 million, a 50% equity interest from its partner in the RCP Venture in the entity which has a leasehold interest in a former Levitz Furniture store located in Rockville, Maryland.

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

During July of 2005, we purchased 4343 Amboy Road (“Amboy Road”) located on Staten Island, New York for $16.6 million in cash and $0.2 million in Common OP Units. The issuance of the Common OP Units are subject to Board of Trustee approval. The property, a 60,000 square foot neighborhood shopping center, is anchored by a Waldbaum’s supermarket and a Duane Reade drug store. The property is subject to a 23-year ground lease.

Back to Contents

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

Share Repurchase

The repurchase of our Common Shares has historically been an additional use of liquidity. We have an existing share repurchase program that authorizes management, at its discretion, to repurchase up to $20.0 million of our outstanding Common Shares. Through August 8, 2005, we had repurchased 2.1 million Common Shares at a total cost of $11.7 million of which 1.5 million of these Common Shares have been subsequently reissued.  The program may be discontinued or extended at any time and there is no assurance that we will purchase the full amount authorized. There were no Common Shares repurchased by us during the quarter ended June 30, 2005.

SOURCES OF LIQUIDITY

We intend on using Fund II as the primary vehicle for our future acquisitions, including investments in the RCP Venture and New York Urban/Infill Redevelopment initiative. Sources of capital for funding our joint venture commitments, other property acquisitions, redevelopment, expansion and re-tenanting, as well as future repurchases of Common Shares are expected to be obtained primarily from issuance of public equity or debt instruments, cash on hand, additional debt financings and future sales of existing properties. As of June 30, 2005, we had a total of approximately $39.0 million of additional capacity with three lines of credit, cash and cash equivalents on hand of $30.1 million, and 11 properties that are unencumbered and available as potential collateral for future borrowings. We anticipate that cash flow from operating activities will continue to provide adequate capital for all of our debt service payments, recurring capital expenditures and REIT distribution requirements.

Financing and Debt

At June 30, 2005, mortgage notes payable aggregated $204.6 million and were collateralized by 19 properties and related tenant leases. Interest rates on our outstanding mortgage indebtedness ranged from 4.7% to 7.6% with maturities that ranged from July 2007 to September 2014. Taking into consideration $93.3 million of notional principal under variable to fixed-rate swap agreements currently in effect, $153.4 million of the portfolio, or 75%, was fixed at a 5.9% weighted average interest rate and $51.3 million, or 25% was floating at a 4.8% weighted average interest rate. There is no debt maturing in 2005 and 2006. In 2007, $32.5 million is scheduled to mature at a weighted average interest rate of 5.3%. As we do not anticipate having sufficient cash on hand to repay such indebtedness, we will need to refinance this indebtedness or select other alternatives based on market conditions at that time.

On May 26, 2005, we closed on a $65.0 million cross-collateralized revolving facility which is collateralized by five of our properties. The facility bears interest at LIBOR plus 130 basis points and matures June 1, 2010. At closing, the lender advanced $12.0 million, of which $7.4 million was used to refinance an existing facility with the same lender. As of June 30, 2005, $32.0 million was outstanding under this facility.

During April 2005, we borrowed $7.4 million under an existing revolving facility which was repaid in May 2005 as discussed above.

Back to Contents

The following table summarizes our mortgage indebtedness as of June 30, 2005 and December 31, 2004 (amounts in thousands):

	June 30, 2005	December 31, 2004	Interest Rate at June 30, 2005	Maturity	Properties Encumbered	Payment Terms

Mortgage notes payable – variable-rate
Washington Mutual Bank, FA	$20,000	$—	4.90% (LIBOR + 1.50%)	11/22/07	(1)	(12)
Bank of America/Bank of China	32,000	—	4.70% (LIBOR + 1.30%)	06/01/10	(2)	(12)
Bank of America	8,411	8,473	4.80% (LIBOR + 1.40%)	12/01/08	(3)	(11)
Washington Mutual Bank, FA	29,515	29,900	4.90% (LIBOR + 1.50%)	04/01/11	(4)	(11)
Bank of America	44,485	44,485	4.80% (LIBOR + 1.40%)	06/29/12	(5)	(14)
Bank of America	10,174	10,252	4.80% (LIBOR + 1.40%)	06/29/12	(6)	(11)
Interest rate swaps	(93,327)	(86,156)				(13)

Total variable-rate debt	51,258	6,954

Mortgage notes payable – fixed-rate
Sun America Life Insurance Company	13,083	13,189	6.46%	07/01/07	(7)	(11)
Bank of America, N.A.	15,972	16,062	7.55%	01/01/11	(8)	(11)
RBS Greenwich Capital	16,000	16,000	5.19%	06/01/13	(9)	(15)
RBS Greenwich Capital	15,000	15,000	5.64%	09/06/14	(10)	(16)
Interest rate swaps	93,327	86,156	5.77%	Various		(13)

Total fixed-rate debt	153,382	146,407

	$204,640	$153,361

Notes:
(1)	Elmwood Park Shopping Center;	(6)	Smithtown Shopping Center; there is additional capacity of $970 on this facility
	$20,000 is outstanding under this $20,000 revolving facility	(7)	Merrillville Plaza
(2)	Bloomfield Town Square	(8)	GHT Apartments / Colony Apartments
	Walnut Hill Plaza	(9)	239 Greenwich Avenue
	Hobson West Plaza	(10)	New Loudon Center
	Marketplace of Absecon	(11)	Monthly principal and interest
	Village Apartments; There is an additional $33,000 available under this facility	(12)	Interest only monthly
(3)	Soundview Marketplace; there is additional capacity of $5,000 on this facility	(13)	Interest only monthly until fully drawn; monthly principal and interest thereafter
(4)	Ledgewood Mall	(14)	Annual principal and monthly interest
	Bradford Towne Center	(15)	Interest only monthly until 6/05; monthly principal and interest thereafter
(5)	Branch Shopping Center	(16)	Interest only monthly until 9/06; monthly principal and interest thereafter
	Abington Towne Centre
	Methuen Shopping Center
	Gateway Shopping Center
	Town Line Plaza

Asset Sales

During July 2005, we sold the Berlin Shopping Center for $4.0 million. The proceeds were reinvested into the acquisition of Amboy Road (see “Uses of Liquidity – Other Investments”)

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

At June 30, 2005, maturities on our mortgage notes ranged from July 2007 to September 2014. In addition, we have non-cancelable ground leases at three of our shopping centers. We also lease space for our White Plains corporate office for a term expiring in 2010. The following table summarizes our debt maturities and obligations under non-cancelable operating leases of June 30, 2005:

	Payments due by period

(amounts in millions)
Contractual obligation	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years

Future debt maturities	$204.6	$0.9	$38.6	$17.6	$147.5
Operating lease obligations	22.6	0.6	2.3	2.5	17.2

Total	$227.2	$1.5	$40.9	$20.1	$164.7

Back to Contents

OFF BALANCE SHEET ARRANGEMENTS

We have investments in three joint ventures for the purpose of investing in operating properties as follows:

We own a 49% interest in two partnerships which own the Crossroads Shopping Center (“Crossroads”). We account for our investment in Crossroads using the equity method of accounting as we have a non-controlling investment in Crossroads, but exercise significant influence. As such, our financial statements reflect our share of income from, but not the assets and liabilities of, Crossroads. Our pro rata share of Crossroads mortgage debt as of June 30, 2005 was $31.4 million. This fixed-rate debt bears interest at 5.4% and matures in December 2014.

Reference is made to the discussion of Funds I and II under “Uses of Liquidity” in this Item 2 for additional detail related to our investment in and commitments to Funds I and II. We own a 22% interest in Fund I and 20% in Fund II for which we also use the equity method of accounting. Our pro rata share of Funds I and II fixed-rate mortgage debt as of June 30, 2005 was $20.8 million at a weighted average interest rate of 6.4%. Our pro rata share of Fund I and II variable-rate mortgage debt as of June 30, 2005 was $5.7 million at an interest rate of 4.5%. Maturities on these loans range from August 2005 to January 2023.

HISTORICAL CASH FLOW

The following discussion of historical cash flow compares our cash flow for the six months ended June 30, 2005 (“2005”) with our cash flow for the six months ended June 30, 2004 (“2004”).

Cash and cash equivalents were $30.1 million and $32.3 million at June 30, 2005 and 2004, respectively. The decrease of $2.2 million was a result of the following increases and decreases in cash flows:

	Six months ended June 30,

	2005	2004	Change

Net cash provided by operating activities	$11.7	$13.2	$(1.5)
Net cash used in investing activities	$(34.8)	$(16.1)	$(18.7)
Net cash provided by financing activities	$39.7	$21.0	$18.7

The variance in net cash provided by operating activities resulted primarily from an increase of $3.5 million in operating income before non-cash expenses in 2005, which was primarily due to (i) an increase in management and service fee income from Fund II, (ii) additional fee income from the acquisition of certain management contracts offset by (iii) additional general and administrative expenses as a result of expanding our infrastructure to support this increased level of activity.  In addition, a net decrease in cash provided by operating assets and liabilities of $5.0 million resulted primarily from an increase in receivables related to third party construction cost reimbursements and a decrease in accounts payable and accrued expenses.

The increase in net cash used in investing activities resulted primarily from a $19.5 million Preferred Equity investment in 2005.

The increase in net cash provided by financing activities resulted primarily from $27.0 million of additional cash provided by net additional borrowings in 2005.  This increase was offset by $7.6 million of cash provided by the exercise of stock options in 2004.

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

Currently, we manage our exposure to fluctuations in interest rates primarily through the use of fixed-rate debt and interest rate swap agreements. We are a party to current and forward-starting interest rate swap transactions to hedge our exposure to changes in LIBOR with respect to $93.3 million and $24.5 million of notional principal, respectively.

The following table sets forth information as of June 30, 2005 concerning our long-term debt obligations, including principal cash flows by scheduled maturity and weighted average interest rates of maturing amounts (amounts in millions):

Consolidated mortgage debt:

Year	Scheduled Amortization	Maturities	Total	Weighted average interest rate

2005	$0.9	$—	$0.9	n/a
2006	2.2	—	2.2	n/a
2007	3.8	32.5	36.3	5.3%
2008	4.4	8.0	12.4	4.5%
2009	5.2	—	5.2	n/a
Thereafter	13.8	133.8	147.6	5.0%

	$30.3	$174.3	$204.6

Mortgage debt in unconsolidated partnerships (at our pro rata share):

Year	Scheduled amortization	Maturities	Total	Weighted average interest rate

2005	$0.1	$1.1	$1.2	6.3%
2006	1.0	—	1.0	n/a
2007	1.0	1.2	2.2	5.2%
2008	1.4	6.7	8.1	4.7%
2009	1.5	—	1.5	n/a
Thereafter	5.1	38.8	43.9	5.7%

	$10.1	$47.8	$57.9

Of our total outstanding debt, $32.5 million will become due in 2007. As we intend on refinancing some or all of such debt at the then-existing market interest rates which may be greater than the current interest rate, our interest expense would increase by approximately $0.3 million annually if the interest rate on the refinanced debt increased by 100 basis points. Interest expense on our variable debt as of June 30, 2005 would increase by $0.5 million for a 100 basis point increase in LIBOR on our $51.3 million of floating rate debt after taking into account the effect of interest rate swaps which hedge such debt. We may seek additional variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, we would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.

Item 4.         Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

(b) Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.         Other Information

Item 1.         Legal Proceedings

There have been no material legal proceedings beyond those previously disclosed in our filed Annual Report on Form 10-K for the year ended December 31, 2004.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.         Defaults upon Senior Securities

None

Back to Contents

Item 4.         Submission of Matters to a Vote of Security Holders

On May 18, 2005, we held our annual meeting of shareholders. The shareholders voted, in person or by proxy for the following proposals. The results of the voting are shown below:

Proposal 1 -

Election of Trustees:

	Votes Cast For	Votes Withheld

Kenneth F. Bernstein	27,200,172	384,051
Douglas Crocker II	27,285,489	298,735
Alan S. Forman	27,278,904	305,320
Suzanne M. Hopgood	27,093,517	490,707
Lorrence T. Kellar	27,160,299	423,925
Wendy Luscombe	27,329,430	254,794
Lee S. Wielansky	17,156,040	10,428,184

Proposal 2 -

The ratification of the appointment of Ernst & Young, LLP as independent auditors for the Company for the fiscal year ending December 31, 2005:

Votes Cast For	Votes Against	Abstain

27,285,511	290,263	8,450

Item 5.         Other Information

Following its review of our 2005 proxy statement, Institutional Shareholder Services (ISS), an adviser to institutional equity owners providing, among other things, proxy voting and corporate governance services, issued its voting recommendations for our annual meeting of shareholders. As part of that recommendation, ISS recommended the withholding of votes for the reelection of Mr. Wielansky to our Board of Trustees because in ISS’ view he is deemed to be an affiliate as a result of his consulting agreement with us. ISS believes that affiliated trustees should not serve on certain committees, including the Nominating and Corporate Governance Committee. As of August 3, 2005, Mr. Wielansky resigned as a member of the Nominating and Corporate Governance Committee. Mr. Wielansky continues to serve as Lead Trustee and as a member of the Investment/Capital Markets Committee.

Item 6.         Exhibits

Exhibit No.	Description
3.1	Declaration of Trust of the Company, as amended (1)
3.2	Fourth Amendment to Declaration of Trust (4)
3.3	By-Laws of the Company (5)
3.4	First Amendment to By-Laws of the Company (19)
4.1	Voting Trust Agreement between the Company and Yale University dated February 27, 2002 (14)
10.1	1999 Share Option Plan (8) (21)
10.2	2003 Share Option Plan (16) (21)
10.3	Form of Share Award Agreement (17) (21)
10.4	Form of Registration Rights Agreement and Lock-Up Agreement (18)
10.5	Registration Rights and Lock-Up Agreement (RD Capital Transaction) (11)
10.6	Registration Rights and Lock-Up Agreement (Pacesetter Transaction) (11)
10.7	Contribution and Share Purchase Agreement dated as of April 15, 1998 among Mark Centers Trust, Mark Centers Limited Partnership, the Contributing Owners and Contributing Entities named therein, RD Properties, L.P. VI, RD Properties, L.P. VIA and RD Properties, L.P. VIB (9)
10.8	Agreement of Contribution among Acadia Realty Limited Partnership, Acadia Realty Trust and Klaff Realty, LP and Klaff Realty, Limited (18)
10.9	Employment agreement between the Company and Kenneth F. Bernstein (6) (21)
10.11	Amendment to employment agreement between the Company and Kenneth F. Bernstein (18) (21)
10.12	First Amendment to Employment Agreement between the Company and Kenneth Bernstein dated as of January 1, 2001 (12) (21)
10.14	Letter of employment offer between the Company and Michael Nelsen, Sr. Vice President and Chief Financial Officer dated February 19, 2003 (15) (21)
10.15	Severance Agreement between the Company and Joel Braun, Sr. Vice President, dated April 6, 2001 (13) (21)
10.16	Severance Agreement between the Company and Joseph Hogan, Sr. Vice President, dated April 6, 2001 (13) (21)
10.17	Severance Agreement between the Company and Joseph Napolitano, Sr. Vice President dated April 6, 2001 (18) (21)
10.18	Severance Agreement between the Company and Robert Masters, Sr. Vice President and General Counsel dated January 2001 (18) (21)
10.19	Severance Agreement between the Company and Michael Nelsen, Sr. Vice President and Chief Financial Officer dated February 19, 2003 (15) (21)
10.20	Secured Promissory Note between RD Absecon Associates, L.P. and Fleet Bank, N.A. dated February 8, 2000 (7)
10.21	Promissory Note between 239 Greenwich Associates, L.P. and Greenwich Capital Financial Products, Inc. dated May 30, 2003 (18)
10.22	Open-End Mortgage, Assignment of Leases and Rents, and Security Agreement between 239 Greenwich Associates, L.P. and Greenwich Capital Financial Products, Inc. dated May 30, 2003 (18)
10.23	Promissory Note between Merrillville Realty, L.P. and Sun America Life Insurance Company dated July 7, 1999 (7)
10.24	Secured Promissory Note between Acadia Town Line, LLC and Fleet Bank, N.A. dated March 21, 1999 (7)
10.25	Promissory Note between RD Village Associates Limited Partnership and Sun America Life Insurance Company Dated September 21, 1999 (7)
10.26	Amended and Restated Mortgage Note between Port Bay Associates, LLC and Fleet Bank, N.A. dated July 19, 2000 (3)
10.27	Mortgage and Security Agreement between Port Bay Associates, LLC and Fleet Bank, N.A. dated July 19, 2000 (10)
10.28	Mortgage Note between Port Bay Associates, LLC and Fleet Bank, N.A. dated December 1, 2003 (18)
10.29	Mortgage and Security Agreement, and Assignment of Leases and Rents between Port Bay Associates, LLC and Fleet Bank, N.A. dated December 1, 2003 (18)
10.30	Note Modification Agreement between Port Bay Associates, LLC and Fleet Bank, N.A. dated December 1, 2003 (18)
10.31	Amended and Restated Promissory Note between Acadia Realty L.P. and Metropolitan Life Insurance Company for $25.2 million dated October 13, 2000 (10)
10.32	Amended and Restated Mortgage, Security Agreement and Fixture Filing between Acadia Realty L.P. and Metropolitan Life Insurance Company dated October 13, 2000 (10)

10.33	Term Loan Agreement between Acadia Realty L.P. and The Dime Savings Bank of New York, dated March 30, 2000 (10)
10.34	Mortgage Agreement between Acadia Realty L.P. and The Dime Savings Bank of New York, dated March 30, 2000 (10)
10.35	Promissory Note between RD Whitegate Associates, L.P. and Bank of America, N.A. dated December 22, 2000 (10)
10.36	Promissory Note between RD Columbia Associates, L.P. and Bank of America, N.A. dated December 22, 2000 (10)
10.37	Term Loan Agreement dated as of December 28, 2001, among Fleet National Bank and RD Branch Associates, L.P., et al (13)
10.38	Term Loan Agreement dated as of December 21, 2001, among RD Woonsocket Associates Limited Partnership, et al. and The Dime Savings Bank of New York, FSB (13)
10.39	Option Extension of Term Loan as of December 19, 2003 between RD Woonsocket Associates Limited Partnership, et al. and Washington Mutual Bank, FA (18)
10.40	Revolving Loan Promissory Note dated as of November 22, 2002, among RD Elmwood Associates, L.P. and Washington Mutual Bank, FA (15)
10.41	Revolving Loan Agreement dated as of November 22, 2002, among RD Elmwood Associates, L.P. and Washington Mutual Bank, FA (15)
10.42	Mortgage Agreement dated as of November 22, 2002, among RD Elmwood Associates, L.P. and Washington Mutual Bank, FA (15)
10.43	Note Modification Agreement between RD Elmwood Associates, L.P. and Washington Mutual Bank, FA dated December 19, 2003 (18)
10.44	Prospectus Supplement Regarding Options Issued under the Acadia Realty Trust 1999 Share Incentive Plan and 2003 Share Incentive Plan (19) (21)
10.45	Acadia Realty Trust 1999 Share Incentive Plan and 2003 Share Incentive Plan Deferral and Distribution Election Form (19) (21)
10.46	Amended, Restated And Consolidated Promissory Note between Acadia New Loudon, LLC and Greenwich Capital Financial Products, Inc. dated August 13, 2004 (19)
10.47	Amended, Restated And Consolidated Mortgage, Assignment Of Leases And Rents And Security Agreement between Acadia New Loudon, LLC and Greenwich Capital Financial Products, Inc. dated August 13, 2004 (19)
10.48	Amended and Restated Term Loan Agreement between Fleet National Bank and Heathcote Associates, L.P., Acadia Town Line, LLC, RD Branch Associates, L.P., RD Abington Associates Limited Partnership, And RD Methuen Associates Limited Partnership dated June 30, 2004 (19)
10.49	Mortgage Modification Agreement between Fleet National Bank and Acadia Town Line, LLC dated June 30, 2004 (19)
10.49a	Mortgage Modification Agreement between Fleet National Bank and Heathcote Associates, L.P. dated June 30, 2004 (19)
10.49b	Mortgage Modification Agreement between Fleet National Bank and RD Branch Associates dated June 30, 2004 (19)
10.49c	Mortgage Modification Agreement between Fleet National Bank and RD Methuen Associates dated June 30, 2004 (19)
10.49d	Mortgage Modification Agreement between Fleet National Bank and RD Abington Associates Limited Partnership dated June 30, 2004 (19)
10.50	Contribution Agreement between Levitz SL, L.L.C. and Acadia Levitz, LLC dated March 8, 2005 (20)
10.51	Agreement of Contribution among Acadia Realty Limited Partnership, Acadia Realty Trust, Klaff Realty, LP and Klaff Realty, Limited dated February 15, 2005 (20)
10.51a	Registration Rights and Lock-up Agreement among Acadia Realty Limited Partnership, Acadia Realty Trust and Klaff Realty, LP dated February 15, 2005 (20)
31.1	Certification of Chief Executive Officer pursuant to rule 13a–14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (22)
31.2	Certification of Chief Financial Officer pursuant to rule 13a–14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (22)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (22)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (22)
99.1	Amended and Restated Agreement of Limited Partnership of the Operating Partnership (11)
99.2	First and Second Amendments to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership (11)
99.3	Third Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership (18)
99.4	Fourth Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership (18)
99.5	Certificate of Designation of Series A Preferred Operating Partnership Units of Limited Partnership Interest of Acadia Realty Limited Partnership (2)
99.6	Certificate of Designation of Series B Preferred Operating Partnership Units of Limited Partnership Interest of Acadia Realty Limited Partnership (18)

Notes:
(1)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal Year ended December 31, 1994
(2)	Incorporated by reference to the copy thereof filed as an Exhibit to Company’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 1997
(3)	Incorporated by reference to the copy thereof filed as an Exhibit to Company’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 1998
(4)	Incorporated by reference to the copy thereof filed as an Exhibit to Company’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 1998
(5)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Registration Statement on Form S-11 (File No.33-60008)
(6)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form10-K filed for the fiscal year ended December 31, 1998
(7)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form10-K filed for the fiscal year ended December 31, 1999
(8)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Registration Statement on Form S-8 filed September 28, 1999
(9)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Form 8-K filed on April 20, 1998
(10)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Form 10-K filed for the fiscal year ended December 31, 2000
(11)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Registration Statement on Form S-3 filed on March 3, 2000
(12)	Incorporated by reference to the copy thereof filed as an Exhibit to Company’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2001
(13)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001
(14)	Incorporated by reference to the copy thereof filed as an Exhibit to Yale University’s Schedule 13D filed on September 25, 2002
(15)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2002
(16)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Definitive Proxy Statement on Schedule 14A filed April 29, 2003.

(17)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Current Report on Form 8-K filed on July 2, 2003
(18)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2003
(19)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2004
(20)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2004
(21)	Management contract or compensatory plan or arrangement.
(22)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACADIA REALTY TRUST

August 9, 2005	/s/ Kenneth F. Bernstein

Kenneth F. Bernstein
President and Chief Executive Officer
(Principal Executive Officer)

August 9, 2005	/s/ Michael Nelsen

Michael Nelsen
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)