Form 10-Q
period 2005-09-30
ACADIA REALTY TRUST
filed 2005-11-09
CIK 899629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

YES NO

As of November 8, 2005, there were 31,541,175 common shares of beneficial interest, par value $.001 per share, outstanding.

Back to Index

ACADIA REALTY TRUST AND SUBSIDIARIES

FORM 10-Q

Back to Index

Part I.         Financial Information

Item 1.         Financial Statements

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	September 30, 2005	December 31, 2004

	(unaudited)
ASSETS
Real estate:
Land	$57,965	$52,472
Buildings and improvements	375,775	356,908
Construction in progress	1,120	5,594

	434,860	414,974
Less: accumulated depreciation	(114,993)	(105,278)

Net real estate	319,867	309,696
Cash and cash equivalents	8,157	13,499
Cash in escrow	4,503	4,467
Restricted cash	510	612
Investments in and advances to unconsolidated partnerships	45,201	27,684
Investment in management contracts, net of accumulated amortization of $1,503 and $578, respectively	3,613	3,422
Preferred equity investment	19,500	—
Rents receivable, net	11,609	10,485
Notes receivable	14,922	10,087
Prepaid expenses	4,866	2,994
Deferred charges, net	15,919	12,624
Acquired lease intangibles	4,444	—
Other assets	13,217	4,809
Assets of discontinued operations	—	5,268

	$466,328	$405,647

LIABILITIES AND SHAREHOLDERS’ EQUITY
Mortgage notes payable	$206,798	$153,361
Accounts payable and accrued expenses	6,473	7,627
Dividends and distributions payable	5,676	5,597
Derivative Instruments	374	2,136
Share of distributions in excess of share of income and investment in unconsolidated partnerships	10,080	9,304
Other liabilities	5,336	3,096
Liabilities of discontinued operations	—	51

Total liabilities	234,737	181,172

Minority interest in Operating Partnership	9,274	5,743
Minority interests in majority-owned partnerships	1,510	1,808

Total minority interests	10,784	7,551

Shareholders’ equity:
Common shares	31	31
Additional paid-in capital	224,180	222,715
Accumulated other comprehensive income	(762)	(3,180)
Deficit	(2,642)	(2,642)

Total shareholders’ equity	220,807	216,924

	$466,328	$405,647

See accompanying notes

Back to Index

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(unaudited, in thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Revenues
Minimum rents	$13,311	$12,633	$39,231	$37,806
Percentage rents	144	147	440	567
Expense reimbursements	3,113	3,256	10,139	9,686
Other property income	234	171	697	494
Management fee income, net of sub-management fees of $0, $433, $303 and $1,168, respectively	2,898	1,548	7,733	3,100
Interest income	1,045	318	2,463	918
Other	—	14	—	210

Total revenues	20,745	18,087	60,703	52,781

Operating Expenses
Property operating	3,285	4,104	10,151	11,118
Real estate taxes	2,363	2,327	6,804	6,448
General and administrative	3,499	2,674	10,274	7,585
Depreciation and amortization	4,437	3,762	12,349	11,407

Total operating expenses	13,584	12,867	39,578	36,558

Operating income	7,161	5,220	21,125	16,223
Equity in earnings of unconsolidated partnerships	4,911	483	5,795	1,533
Interest expense	(3,084)	(2,644)	(8,113)	(7,507)
Gain on sale of land	—	423	—	931
Minority interest	(76)	(385)	(490)	(1,046)

Income from continuing operations before income taxes	8,912	3,097	18,317	10,134
Income taxes	(1,618)	—	(1,618)	—

Income from continuing operations	7,294	3,097	16,699	10,134

Discontinued operations:
Operating income (loss) from discontinued operations	(20)	(206)	124	(642)
Impairment of real estate	—	—	(770)	—
Loss on sale of real estate	(50)	—	(50)
Minority interest	1	4	12	17

Loss from discontinued operations	(69)	(202)	(684)	(625)

Net income	$7,225	$2,895	$16,015	$9,509

Basic earnings per share
Income from continuing operations	$0.23	$0.11	$0.52	0.35
Loss from discontinued operations	—	(0.01)	(0.02)	(0.02)

Basic earnings per Common Share	$0.23	$0.10	$0.50	$0.33

Diluted earnings per share
Income from continuing operations	$0.22	$0.11	$0.52	$0.34
Loss from discontinued operations	—	(0.01)	(0.02)	(0.02)

Diluted earnings per Common Share	$0.22	$0.10	$0.50	$0.32

See accompanying notes

Back to Index

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(in thousands)

	September 30, 2005	September 30, 2004

	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,015	$9,509
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,391	11,905
Gain on sale of land	—	(931)
Impairment of real estate	770	—
Minority interests	478	1,029
Loss on sale of property	50	—
Equity in earnings of unconsolidated partnerships	(5,795)	(1,533)
Distributions of operating income from unconsolidated partnerships	733	1,702
Amortization of derivative settlement included in interest expense	330	—
Provision for bad debts	276	597
Amortization of FAS 141 above-market rent	95	—
Amortization of FAS 141 installation costs	48	—
Changes in assets and liabilities:
Restricted cash	102	333
Funding of escrows, net	(36)	(826)
Rents receivable	(1,041)	(3,264)
Prepaid expenses	(1,837)	(1,337)
Other assets	(7,316)	(974)
Accounts payable and accrued expenses	(519)	2,030
Income taxes payable	1,618	—
Due to/from related parties	—	(30)
Other liabilities	613	(300)

Net cash provided by operating activities	16,975	17,910

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for real estate and improvements	(24,382)	(5,053)
Investment in and advances to unconsolidated partnerships	(12,161)	(33,353)
Return of capital from unconsolidated partnerships	482	—
Collection of notes receivable	1,000	3,904
Payment of deferred leasing costs	(839)	(1,759)
Advances of notes receivable	(6,875)	(10,101)
Preferred equity investment	(20,000)	—
Distribution from preferred equity investment	500
Proceeds from sale of land	—	931
Proceeds from the sale of property	3,931	—

Net cash used in investing activities	(58,344)	(45,431)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on mortgages	(23,562)	(41,691)
Proceeds received on mortgage notes	77,000	76,251
Payment of deferred financing and other costs	(858)	(1,605)
Dividends paid	(16,381)	(13,787)
Distributions to minority interests in Operating Partnership	(268)	(353)
Distributions on preferred Operating Partnership Units	(268)	(196)
Distributions to minority interests in majority-owned partnerships	(56)	(549)
Common Shares issued under Employee Stock Purchase Plan	76	64
Settlement of options to purchase Common Shares	—	(67)
Exercise of options to purchase Common Shares	344	8,215

Net cash provided by financing activities	36,027	26,282

Decrease in cash and cash equivalents	(5,342)	(1,239)
Cash and cash equivalents, beginning of period	13,499	14,159

Cash and cash equivalents, end of period	$8,157	$12,920

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amounts capitalized of $226 and $236, respectively	$7,893	$8,362

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of management contract rights through issuance of Common and Preferred Operating Partnership Units	$4,000	$4,000

Acquisition of property through issuance of Preferred Operating Partnership Units	$200	$—

See accompanying notes

Back to Index

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(in thousands, except per share amounts)

 1.          THE COMPANY

Acadia Realty Trust (the “Company”) is a fully integrated and self-managed real estate investment trust (“REIT”) focused primarily on the ownership, acquisition, redevelopment and management of neighborhood and community shopping centers.

All of the Company’s assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership (the “Operating Partnership” or “OP”) and its majority-owned partnerships. As of September 30, 2005, the Company controlled 98% of the Operating Partnership as the sole general partner.

The Company operates 71 properties, which it owns or has an ownership interest in, consisting of 69 neighborhood and community shopping centers and two multi-family properties, principally located in the Northeast, Mid-Atlantic and Midwest regions of the United States.

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

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 presentation.

In 2005, the Emerging Issues Task Force (“EITF”) reached a consensus that the general partners in a limited partnership should determine whether they control a limited partnership based on the application of the framework as discussed in EITF 04-5- Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”). Under EITF 04-5, the general partners in a limited partnership are presumed to control that limited partnership regardless of the extent of the general partners' ownership interest in the limited partnership.The assessment of whether the rights of the limited partners should overcome the presumption of control by the general partners is a matter of judgment that depends on facts and circumstances. If the limited partners have either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights, the general partners do not control the limited partnership. EITF 04-5 was effective immediately for new partnerships formed and existing limited partnerships for which the partnership agreements are modified on or after June 29, 2005, and, for all other partnerships, EITF 04-5 would be effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The provisions of EITF 04-5 may be initially applied through either one of two methods: (1) similar to a cumulative effect of a change in accounting principle or (2) retrospective application. The Company is currently assessing the impact of EITF 04-5 as it relates to the method of accounting utilized for its investments in Funds I and II (note 7), which are currently accounted for under the equity method of accounting. There would be no impact on net income or shareholders’ equity for any of the reported periods in the accompanying consolidated financial statements if the Company were to consolidate these investments. If the Company was required to consolidate these investments, total assets, total liabilities and minority interest as of September 30, 2005 and December 31, 2004 would be as follows:

	September 30, 2005	December 31 , 2004

Total assets	$790,393	$624,832

Total liabilities	$457,775	$344,330

Minority interest	$111,811	$63,578

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

	Three months ended		Nine months ended
	September 30,		September 30,
Numerator:	2005	2004	2005	2004

Income from continuing operations – earnings per share	$7,294	$3,097	$16,699	$10,134
Effect of dilutive securities:
Preferred OP Unit distributions	74	—	—	—

Numerator for diluted earnings per share	7,368	3,097	16,699	10,134

Denominator:
Weighted average shares – basic earnings per share	32,009	29,459	31,925	28,896
Effect of dilutive securities:
Employee stock options	267	495	262	610
Convertible Preferred OP Units	430	—	—	—

Denominator for diluted earnings per share	32,706	29,954	32,187	29,506

Basic earnings per share from continuing operations	$0.23	$0.11	$0.52	$0.35

Diluted earnings per share from continuing operations	$0.22	$0.11	$0.52	$0.34

Back to Index

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

3.          EARNINGS PER COMMON SHARE (continued)

The effect of the conversion of common units in the Operating Partnership (“Common OP Units”) is not reflected in the above table as they are exchangeable for Common Shares on a one-for-one basis. The income allocable to such units is allocated on this same basis and reflected as minority interest in the accompanying consolidated financial statements. As such, the assumed conversion of these units would have no net impact on the determination of diluted earnings per share. The effect of the conversion of Series A and B Preferred OP Units (“Preferred OP Units”) which would result in 429,879 additional Common Shares for each of the nine months ended September 30, 2005 and 2004, respectively, and 522,679 Common Shares for the three months ended September 30, 2004, is not reflected in the above table as such conversions would be anti-dilutive.

 4.          COMPREHENSIVE INCOME

The following table sets forth comprehensive income for the three and nine months ended September 30, 2005 and 2004:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Net income	$7,225	$2,895	$16,015	$9,509
Other comprehensive income (loss) [1]	1,795	(1,968)	2,418	1,331

Comprehensive income	$9,020	$927	$18,433	$10,840

Notes:
1	Relates to the changes in the fair value of derivative instruments accounted for as cash flow hedges and the amortization of terminated swap agreements.

The following table sets forth the change in accumulated other comprehensive loss for the nine months ended September 30, 2005:

Balance at December 31, 2004	$(3,180)
Amortization of swap value	330
Unrealized loss on valuation of swap agreements	2,088

Balance at September 30, 2005	$(762)

As of September 30, 2005 the balance in accumulated other comprehensive loss was comprised of unrealized losses on the valuation of current swap agreements and the unamortized portion of terminated swap agreements.

5.          SHAREHOLDERS’ EQUITY AND MINORITY INTERESTS

The following table summarizes the change in the shareholders’ equity and minority interests since December 31, 2004:

	Shareholders’ Equity	Minority Interest in Operating Partnership (1)	Minority Interest in majority- owned Partnerships

Balance at December 31, 2004	$216,924	$5,743	$1,808
Issuance of Common OP Units	—	4,200	—
Exercise of options	344	—	—
Dividends and distributions declared of $0.05175 per Common Share and Common OP Unit	(16,429)	(312)	—
Net income for the period January 1 through September 30, 2005	16,015	316	(92)
Distributions paid	—	—	(56)
Purchase of minority interest	—	—	(150)
Conversion of Series A Preferred OP Units	697	(697)	—
Other comprehensive income – Unrealized gain on valuation of swap agreements	2,088	24	—
Other comprehensive income – Amortization of swap value	330	—	—
Employee stock-based compensation	838	—	—

Balance at September 30, 2005	$220,807	$9,274	$1,510

Notes:
(1)	Net income attributable to minority interest in the Operating Partnership and distributions do not include a distribution on Series A and Series B Preferred OP Units totaling $254.

Minority interest in the Operating Partnership represents (i) the limited partners’ interest of 653,360 and 392,255 Common OP Units at September 30, 2005 and December 31, 2004, respectively, (ii) 884 and 1,580 Series A Preferred OP Units at September 30, 2005 and December 31, 2004, respectively, with a nominal value of $1,000 per unit, which are entitled to a preferred quarterly distribution of the greater of (a) $22.50 per unit (9% annually) per Series A Preferred OP Unit or (b) the quarterly distribution attributable to a Series A Preferred OP Unit if such unit were converted into a Common OP Unit, and (iii) 4,000 Series B Preferred OP Units at September 30, 2005 and December 31, 2004 with a nominal value of $1,000 per unit, which are entitled to a preferred quarterly distribution of the greater of (a) $13.00 (5.2% annually) per unit or (b) the quarterly distribution attributable to a Series B Preferred OP Unit if such unit were converted into a Common OP Unit. Minority interests in majority-owned partnerships represent third-party interests in four partnerships in which the Company has a majority ownership position.

During July 2005, certain holders of 696 Series A Preferred OP Units converted these into Common OP Units and ultimately into Common Shares.

During July 2005, the Company issued to a third party 11,105 Restricted Common OP Units valued at $18.01 per unit in connection with the purchase of 4343 Amboy Road. The holder of the Common OP Units is restricted from selling these for six months.

Back to Index

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

5.          SHAREHOLDERS’ EQUITY AND MINORITY INTERESTS (Continued)

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

During the nine months ended September 30, 2005, certain employees and trustees of the Company exercised 46,000 share options at prices ranging from $5.00 to $9.11.

6.          PROPERTY ACQUISITIONS AND DISPOSITIONS

During July 2005, the Company sold the Berlin Shopping Center for $4,000. An impairment loss of $770 was recognized for the nine months ended September 30, 2005, to reduce the carrying value of this asset to fair value less costs to sell.

During July of 2005, the Company purchased 4343 Amboy Road located on Staten Island, New York for $16,600 in cash and $200 in Common OP Units. The property, a 60,000 square foot neighborhood shopping center, is anchored by a Waldbaum’s supermarket and a Duane Reade drug store, and is subject to a 23-year ground lease.

7.          INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED PARTNERSHIPS

Crossroads

The Company owns a 49% interest in the Crossroads Joint Venture, LLC and Crossroads II, LLC (collectively “Crossroads”), which collectively own a 311,000 square foot shopping center in White Plains, New York. The Company accounts for its investment in Crossroads using the equity method. Summary financial information of Crossroads and the Company’s investment in and share of income from Crossroads follows:

	September 30, 2005	December 31, 2004

Balance Sheets
Assets:
Rental property, net	$6,568	$6,939
Other assets	5,790	6,129

Total assets	$12,358	$13,068

Liabilities and partners’ deficit
Mortgage note payable	$64,000	$64,000
Other liabilities	2,474	2,481
Partners’ deficit	(54,116)	(53,413)

Total liabilities and partners’ deficit	$12,358	$13,068

Company’s investment in Crossroads	$(10,080)	$(9,304)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Statements of Income
Total revenue	$2,165	$1,953	$6,556	$5,930
Operating and other expenses	609	677	1,936	1,867
Interest expense	888	664	2,764	1,927
Depreciation and amortization	205	152	509	454

Net income	$463	$460	$1,347	$1,682

Company’s share of net income	$227	$247	$733	$858
Amortization of excess investment (see below)	98	98	294	294

Income from Crossroads	$129	$149	$439	$564

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

As of September 30, 2005, Fund I owns or has an ownership interest in ten shopping centers and twenty-five anchor-only supermarket leases comprising 2.7 million square feet.

The Company accounts for its investment in Fund I using the equity method. Summary financial information of Fund I and the Company’s investment in and share of income from Fund I follows:

	September 30, 2005	December 31, 2004

Balance Sheets
Assets:
Rental property, net	$191,421	$187,046
Other assets	22,535	13,077

Total assets	$213,956	$200,123

Liabilities and partners’ equity
Mortgage notes payable	$114,277	$120,188
Other liabilities	21,975	24,060
Partners’ equity	77,704	55,875

Total liabilities and partners’ equity	$213,956	$200,123

Company’s investment in Fund I	$16,789	$12,115

	Three months ended September 30,		Nine months ended September 30,

	2005	2004	2005	2004

Statements of Operations
Total revenue	$8,754	$6,668	$22,930	$19,928
Operating and other expenses	935	1,294	3,685	3,992
Management and other fees	585	555	1,687	1,587
Interest expense	1,634	1,687	4,922	4,956
Depreciation and amortization	2,292	2,172	6,827	6,472
Minority interest	73	44	215	131
Equity in earnings (loss) of unconsolidated partnerships	68	20	(9)	104

Net income	$3,167	$896	$5,603	$2,686

Company’s share of net income (1)	$857	$560	$1,709	$1,195

Notes:
(1)	The Company’s pro-rata share of net income is before Management and other fees as these amounts are paid to the Company.

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

On April 6, 2005, in conjunction with P/A, Fund II purchased a 140,000 square foot building located in the Washington Heights section of Manhattan, NY.  The building was acquired for a purchase price of $25,000.  Fund II plans to redevelop the site to include retail, commercial and residential components totaling over 300,000 square feet. In September 2005, Fund II obtained a mortgage loan of $19,000 secured by this property which requires monthly payments of interest only at a fixed interest rate of 5.256% and matures September 2007.

During July 2005, Fund II, in conjunction with its partners in the Retailer Controlled Property Venture, invested $1,000 for a 50% interest in a leasehold for a Levitz Store located in Rockville, Maryland.

On August 5, 2005, Fund II in partnership with P/A, purchased 260 East 161st Street in the Bronx, NY for $49,374, inclusive of closing and other related acquisition costs. Concurrent with the closing, Fund II and P/A obtained a short term loan of $12,066 which bears interest at LIBOR plus 150 basis points and matures December 2005.

During the third quarter of 2005, Fund II drew down a total of $34,400 under an existing subscription credit facility, which bears interest at LIBOR plus 75 basis points. The line proceeds were utilized for the acquisition of 260 East 161st Street.

The Company accounts for its investment in Fund II using the equity method. Summary financial information of Fund II and the Company’s investment in and share of income from Fund II follows:

	September 30, 2005	December 31, 2004

Balance Sheets
Assets:
Rental property, net	$101,113	$29,058
Other assets	35,478	4,879

Total assets	$136,591	$33,937

Liabilities and partners’ equity
Mortgage notes payable	$83,466	$18,000
Other liabilities	3,320	910
Partners’ equity	49,805	15,027

Total liabilities and partners’ equity	$136,591	$33,937

Company’s investment in Fund II	$9,693	$2,760

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Statements of Operations
Total revenue	$2,696	$—	$4,479	$—
Operating and other expenses	1,197	—	3,455	—
Management and other fees	1,262	—	3,198	—
Interest expense	687	—	1,128	—
Depreciation and amortization	645	—	1,265	—
Minority interest	16	—	(56)	—

Net loss	$(1,111)	$—	$(4,511)	$—

Company’s share of net loss (1)	$27	$—	$(251)	$—

Notes:
(1)	The Company’s pro-rata share of net income is before Management and other fees as these amounts are paid to the Company.

Back to Index

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

7.          INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED PARTNERSHIPS (continued)

Acadia Strategic Opportunity Fund II, LLC (“Fund II”

Retailer Controlled Property Venture

On January 27, 2004, the Company entered into the Retailer Controlled Property Venture (“RCP Venture”) with Klaff Realty, L.P. (“Klaff”) and Klaff’s long-time capital partner Lubert-Adler Management, Inc. for the purpose of making investments in surplus or underutilized properties owned by retailers. On September 2, 2004, affiliates of Fund I and Fund II, through separately organized, newly formed limited liability companies on a non-recourse basis, invested in the acquisition of Mervyn’s through the RCP Venture, which, as part of an investment consortium of Sun Capital Partners, Inc. and Cerberus Capital Management L.P., acquired Mervyn’s from Target Corporation. The total acquisition price was $1.175 billion, with such affiliates’ combined $23,520 share of the investment divided equally between them. The Company’s share of the acquisition totaled $4,965. During the nine months ended September 30, 2005, Funds I and II contributed an additional total of $1,040 into the Mervyn’s investment, of which the Company’s share was $220. During the nine months ended September 30, 2005, the Company recognized $3,898 of income from the Mervyn’s investment representing its share of net income from this investment.

8.          DERIVATIVE FINANCIAL INSTRUMENTS

The following table summarizes the notional values and fair values of the Company’s derivative financial instruments as of September 30, 2005. The notional value does not represent exposure to credit, interest rate or market risks.

Hedge Type	Notional Value	Interest Rate	Forward Start Date	Interest Maturity	Fair Value

LIBOR Swap	$11,767	4.11%	n/a	1/1/07	$45
LIBOR Swap	15,211	4.32%	n/a	1/1/07	19
LIBOR Swap	37,111	4.35%	n/a	1/1/11	286

Interest rate swap receivable (2)					$350

LIBOR Swap	20,000	4.53%	n/a	10/1/06	$(33)
LIBOR Swap	8,765	4.47%	n/a	6/1/07	(5)
LIBOR Swap (1)	11,410	4.90%	10/2/06	10/1/11	(143)
LIBOR Swap (1)	8,434	5.14%	6/1/07	3/1/12	(172)
LIBOR Swap (1)	4,640	4.71%	10/2/06	1/1/10	(21)

Interest rate swap payable					$(374)

Notes:
(1)	Forward starting swap agreements
(2)	Included in Other Assets in the Consolidated Balance Sheets

9.          MORTGAGE LOANS

On February 25, 2005, the Company drew down $20,000 under an existing revolving facility, which bears interest at LIBOR plus 150 basis points.  The proceeds from this drawdown were utilized for the Preferred Equity investment (Note 14).

During April 2005, the Company borrowed $7,400 under an existing secured revolving facility.

On May 26, 2005, the Company closed on a $65,000 cross-collateralized revolving facility which is collateralized by five of the Company’s properties. The facility bears interest at LIBOR plus 130 basis points and matures June 1, 2010. At closing, the lender advanced $12,000, of which $7,400 was used to refinance an existing facility with the same lender. As of September 30, 2005, an additional $20,000 was drawn on this line resulting in $32,000 outstanding under this facility.

On August 31, 2005, the Company closed on a $17,600 loan, which bears interest at a fixed rate of 4.98%. This loan, which matures September 2015, requires the payment of interest only until October 2010, and thereafter interest and principal based on 30 year amortization. The proceeds from this loan were in part used to pay down $15,000 on an existing line.

10.          RELATED PARTY TRANSACTIONS

In February 2005, the Company issued $4,000 of Restricted Common OP Units to Klaff for the balance of certain management contract rights as well as the rights to certain potential future revenue streams (Note 5).

In March 2005, the Company completed a $20,000 Preferred Equity Investment with Levitz SL, of which Klaff, a common and preferred OP unit holder, is the managing member.

The Company earns certain management and service fees in connection with its investment in Fund I and Fund II (Note 7). Such fees earned by the Company aggregated $5,073 and $2,214 for the nine months ended September 30, 2005 and 2004, respectively, and $1,794 and $1,203 for the three months ended September 30, 2005 and 2004, respectively.

Back to Index

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

10.          RELATED PARTY TRANSACTIONS (continued)

The Company also earns fees in connection with its rights to provide asset management, leasing, disposition, development and construction services for an existing portfolio of retail properties and/or leasehold interests in which Klaff has an interest. Net fees earned by the Company in connection with this portfolio were $2,444 and $535 for the nine months ended September 30, 2005 and 2004, respectively, and $888 and $204 for the three months ended September 30, 2005 and 2004, respectively. These amounts are net of the payment of sub-management fees to Klaff of $303 and $1,168 for the nine months ended September 30, 2005 and 2004, respectively, and $0 and $433 for the three months ended September 30, 2005 and 2004, respectively.

The Company managed one property in which a major shareholder of the Company had an ownership interest and earned a management fee of 3% of tenant collections.  Management fees earned by the Company under this contract aggregated $142 for the nine months ended September 30, 2004.  In addition, the Company earned leasing commission of $157 related to this property for the nine months ended September 30, 2004.  In connection with the sale of the property on July 12, 2004, the management contract was terminated and the Company earned a $75 disposition fee.

Lee Wielansky, the Lead Trustee of the Company, was paid a consulting fee of $25 for both the three months ended September 30, 2005 and 2004 and $75 for both the nine months ended September 30, 2005 and 2004.

11.          SEGMENT REPORTING

The Company has two reportable segments: retail properties and multi-family properties. The accounting policies of the segments are the same as those described in the summary of significant accounting policies as discussed in the Company’s Annual Report on Form 10-K. The Company evaluates property performance primarily based on net operating income before depreciation, amortization and certain nonrecurring items. The reportable segments are managed separately due to the differing nature of the leases and property operations associated with the retail versus residential tenants. The following tables set forth certain segment information for the Company for continuing operations as of and for the three and nine months ended September 30, 2005 and 2004 (does not include unconsolidated partnerships):

	Nine months ended September 30, 2005

	Retail Properties	Multi-Family Properties	All Other	Total

Revenues	$44,841	$5,671	$10,191	$60,703
Property operating expenses and real estate taxes	13,872	3,083	—	16,955
Other expenses	2,277	288	7,709	10,274

Income before depreciation, amortization and certain nonrecurring items	$28,692	$2,300	$2,482	$33,474

Depreciation and amortization	$9,998	$1,093	$1,258	$12,349

Interest expense	$7,121	$992	$—	$8,113

Real estate at cost	$393,473	$41,387	$—	$434,860

Total assets	$380,650	$37,148	$48,530	$466,328

Gross leasable area (multi-family – 1,474 units)	4,710	1,207	—	5,917

Expenditures for real estate and improvements	$24,382	$—	$—	$24,382

Revenues
Total revenues for reportable segments	$63,334
Elimination of intersegment management fee income	(1,145)
Elimination of intersegment asset management fee income	(832)
Elimination of intersegment service fees and interest income	(654)

Total consolidated revenues	$60,703

Property operating expenses and real estate taxes
Total property operating expenses and real estate taxes for reportable segments	$18,174
Elimination of intersegment management fee expenses	(964)
Elimination of intersegment interest expense	(255)

Total consolidated expenses	$16,955

Reconciliation to net income
Income before depreciation and amortization	$33,474
Depreciation and amortization	(12,349)
Equity in earnings of unconsolidated partnerships	5,795
Interest expense	(8,113)
Loss from discontinued operations	(684)
Provision for Income Taxes	(1,618)
Minority interest in continuing operations	(490)

Net income	$16,015

Back to Index

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

11.          SEGMENT REPORTING (continued)

	Three months ended September 30, 2005

	Retail Properties	Multi-Family Properties	All Other	Total

Revenues	$14,902	$1,905	$3,938	$20,745
Property operating expenses and real estate taxes	4,463	1,185	—	5,648
Other expenses	1,077	21	2,401	3,499

Income before depreciation, amortization and certain nonrecurring items	$9,362	$699	$1,537	$11,598

Depreciation and amortization	$3,392	$370	$675	$4,437

Interest expense	$2,710	$374	$—	$3,084

Real estate at cost	$393,473	$41,387	$—	$434,860

Total assets	$380,650	$37,148	$48,530	$466,328

Gross leasable area (multi-family – 1,474 units)	4,710	1,207	—	5,917

Expenditures for real estate and improvements	$16,388	$327	$—	$16,715

Revenues
Total revenues for reportable segments	$21,643
Elimination of intersegment management fee income	(385)
Elimination of intersegment asset management fee income	(307)
Elimination of intersegment service fees and interest income	(206)

Total consolidated revenues	$20,745

Property operating expenses and real estate taxes
Total property operating expenses and real estate taxes for reportable segments	$6,047
Elimination of intersegment management fee expense	(312)
Elimination of intersegment interest expense	(87)

Total consolidated expenses	$5,648

Reconciliation to net income
Income before depreciation and amortization	$11,598
Depreciation and amortization	(4,437)
Equity in earnings of unconsolidated partnerships	4,911
Interest expense	(3,084)
Loss from discontinued operations	(69)
Provision for Income Taxes	(1,618)
Minority interest in continuing operations	(76)

Net income	$7,225

Back to Index

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

11.          SEGMENT REPORTING (continued)

	Nine months ended September 30, 2004

	Retail Properties	Multi-Family Properties	All Other	Total

Revenues	$43,055	$5,686	$4,040	$52,781
Property operating expenses and real estate taxes	14,354	3,212	—	17,566
Other expenses	3,179	420	3,986	7,585

Income before depreciation, amortization and certain nonrecurring items	$25,522	$2,054	$54	$27,630

Depreciation and amortization	$9,697	$1,056	$654	$11,407

Interest expense	$6,371	$1,136	$—	$7,507

Real estate at cost	$371,707	$40,421	$—	$412,128

Total assets	$354,036	$36,847	$21,750	$412,633

Gross leasable area (multi-family – 1,474 units)	4,652	1,207	—	5,859

Expenditures for real estate and improvements	$4,406	$647	$—	$5,053

Revenues
Total revenues for reportable segments	$54,184
Elimination of intersegment management fee income	(958)
Elimination of intersegment asset management fee income	(445)

Total consolidated revenues	$52,781

Property operating expenses and real estate taxes
Total property operating expenses and real estate taxes for reportable segments	$18,399
Elimination of intersegment management fee expense	(833)

Total consolidated expenses	$17,566

Reconciliation to net income
Income before depreciation and amortization	$27,630
Depreciation and amortization	(11,407)
Equity in earnings of unconsolidated partnerships	1,533
Interest expense	(7,507)
Gain on sale of land	931
Loss from discontinued operations	(625)
Minority interest in continuing operations	(1,046)

Net income	$9,509

Back to Index

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

11. SEGMENT REPORTING (continued)
	Three months ended September 30, 2004

	Retail Properties	Multi-Family Properties	All Other	Total

Revenues	$14,367	$1,832	$1,888	$18,087
Property operating expenses and real estate taxes	5,244	1,187	—	6,431
Other expenses	306	34	2,334	2,674

Income before depreciation, amortization and certain nonrecurring items	$8,817	$611	$(446)	$8,982

Depreciation and amortization	$3,194	$356	$212	$3,762

Interest expense	$2,257	$387	$—	$2,644

Real estate at cost	$371,707	$40,421	$—	$412,128

Total assets	$354,036	$36,847	$21,750	$412,633

Gross leasable area (multi-family – 1,474 units)	4,652	1,207	—	5,859

Expenditures for real estate and improvements	$1,649	$321	$—	$1,970

Revenues
Total revenues for reportable segments	$18,725
Elimination of intersegment management fee income	(343)
Elimination of intersegment asset management fee income	(295)

Total consolidated revenues	$18,087

Property operating expenses and real estate taxes
Total property operating expenses and real estate taxes for reportable segments	$6,728
Elimination of intersegment management fee expense	(297)

Total consolidated expenses	$6,431

Reconciliation to net income
Income before depreciation and amortization	$8,982
Depreciation and amortization	(3,762)
Equity in earnings of unconsolidated partnerships	483
Interest expense	(2,644)
Gain on sale of land	423
Loss from discontinued operations	(202)
Minority interest in continuing operations	(385)

Net income	$2,895

Back to Index

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

12.          DISCONTINUED OPERATIONS

The combined results of operations and assets and liabilities of either sold properties or property held for sale are reported separately as discontinued operations for and as of the three and nine months ended September 30, 2005 and 2004. These are related to the Berlin Shopping Center, which was sold on July 7, 2005 and the East End Centre, which was sold on November 22, 2004.

The combined results of operations and assets and liabilities of the properties classified as discontinued operations are summarized as follows:

December 31, 2004

ASSETS
Net real estate	$4,827
Rents receivable, net	406
Prepaid expenses	35
Other assets	—

$5,268

LIABILITIES AND SURPLUS
Accounts payable and accrued expenses	$13
Other liabilities	38

Total liabilities	$51

Surplus	$5,217

Total liabilities and surplus	$5,268

	For the three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Total revenues	$12	$620	$594	$2,007
Total expenses	32	826	470	2,649

	(20)	(206)	124	(642)

Impairment of real estate	—	—	(770)	—
Loss on sale of property	(50)	—	(50	—
Minority interest	1	4	12	17

Loss from discontinued operations	$(69)	$(202)	$(684)	$(625)

13.          STOCK-BASED COMPENSATION

The Company has adopted the fair value method of recording stock-based compensation contained in SFAS No. 123, “Accounting for Stock-Based Compensation”. As such, stock based compensation awards granted after December 31, 2001 have been expensed over the vesting period based on the fair value at the date the stock-based compensation was granted.

On January 3, 2005 (the “Grant Date”), the Company issued 50,342 options (net of subsequent forfeitures) to officers and employees. The options, which have an exercise price of $16.35, are for ten-year terms and vest one third as of the Grant Date and one third on each of the next two anniversaries thereof. The Company has determined a value of $2.57 per option using the binomial method for valuing such options. In prior periods, the Company utilized the Black-Scholes method for valuing options granted and believes that the binomial method more accurately reflects the value of the options. This change had no material effect on the value of the unvested options or the Company’s consolidated financial statements. Accordingly, compensation expense of $11 and $75 has been recognized in the accompanying consolidated financial statements related to these options for the three and nine months ended September 30, 2005.

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

The total value of the above restricted share awards on the date of grant was $2,179 which will be recognized in compensation expense over the vesting period. Compensation expense of $131 and $475 has been recognized in the accompanying consolidated financial statements related to these Restricted Shares for the three and nine months ended September 30, 2005, respectively.

Back to Index

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

14.          PREFERRED EQUITY INVESTMENT

In March of 2005, the Company invested $20,000 in a preferred equity position (“Preferred Equity”) with Levitz SL, L.L.C. (“Levitz SL”), the owner of 2.5 million square feet of fee and leasehold interests in 30 locations (the “Properties”), the majority of which are currently leased to Levitz Furniture Stores. Klaff Realty L.P. (“Klaff”) is a managing member of Levitz SL. The Preferred Equity receives a return of 10%, plus a minimum return of capital of $2,000 per annum. At the end of 12 months, the rate of return will be reset to the six-month LIBOR plus 644 basis points. The Preferred Equity is redeemable at the option of Levitz SL at any time, although if redeemed during the first 12 months, the redemption price is equal to the outstanding amount of the Preferred Equity, plus the return calculated for the remainder of the 12-month period. In October 2005, Levitz Furniture filed for bankruptcy under Chapter 11. The Company has a preferred equity investment of $19,500 at September 30, 2005. This investment was not made based on Levitz remaining as a tenant, but rather based on the underlying value of the real estate, which management believes is sufficient to recover our equity investment and the return attributable thereto. Accordingly, no reserve is required at September 30, 2005.

15.          CONTINGENCIES

During the nine months ended September 30, 2005, the Company reduced a previously recorded reserve by $480 related to the settlement of its insurance claim in connection with the flood damage incurred at Mark Plaza located in Wilkes-Barre, PA.  The Company had previously provided a reserve of $730 as of December 31, 2004 related to the flood damage.

Back to Index

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is based on our consolidated financial statements as of September 30, 2005 and 2004 and for the three and nine months then ended. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

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

OVERVIEW

We operate 71 properties, which we own or have an ownership interest in, consisting of 69 neighborhood and community shopping centers and two multi-family properties, principally located in the Northeast, Mid-Atlantic and Midwest regions of the United States. We receive income primarily from the rental revenue from our properties, including expense recoveries from tenants, offset by operating and overhead expenses. We focus on three primary areas in executing our business plan as follows:

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

Valuation of Property Held for Use and Sale

On a quarterly basis, we review both properties held for use and for sale for indicators of impairment. We record impairment losses and reduce the carrying value of properties when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases where we do not expect to recover our carrying costs on properties held for use, we reduce our carrying cost to fair value, and for properties held for sale, we reduce our carrying value to the fair value less costs to sell. For the nine months ended September 30, 2005, an impairment loss of $0.8 million was recognized to reduce the carrying value of the Berlin Shopping Center , which was sold during July 2005, to fair value less costs to sell. Management does not believe that the value of any other properties in our portfolio was impaired as of September 30, 2005.

Bad Debts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make payments on arrearages in billed rents, as well as the likelihood that tenants will not have the ability to make payment on unbilled rents including estimated expense recoveries and straight-line rent. As of September 30, 2005, we have recorded an allowance for doubtful accounts of $2.8 million. If the financial condition of our tenants were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Back to Index

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2005 (“2005”) to the three months ended September 30, 2004 (“2004”)

			Change

	2005	2004	$	%

Revenues:
Minimum rents	$13.3	$12.6	$0.7	6%
Percentage rents	0.1	0.1	—	—
Expense reimbursements	3.1	3.3	(0.2)	(6)%
Other property income	0.2	0.2	—	—
Management fee income	2.9	1.6	1.3	81%
Interest income	1.1	0.3	0.8	266%

Total revenues	$20.7	$18.1	$2.6	14%

The increase in minimum rents was attributable to additional rents following the purchase of Amboy Road shopping center in July 2005, re-tenanting activities as well as increased occupancy across the portfolio.

Real estate tax reimbursements decreased $0.1 million and common area maintenance (“CAM”) expense reimbursements decreased $0.1 million in 2005.

Management fee income increased as a result of additional asset management and construction management fees from Fund II, and an increase in management fees related to the acquisition of certain management contract rights in January 2004 and February 2005.

The increase in interest income was attributable to our preferred equity investment in Levitz in 2005 and additional interest income on our notes receivable originated in 2005.

			Change

	2005	2004	$	%

Operating Expenses:
Property operating	$3.3	$4.1	$(0.8)	(20)%
Real estate taxes	2.4	2.3	0.1	4%
General and administrative	3.5	2.7	0.8	30%
Depreciation and amortization	4.4	3.8	0.6	16%

Total operating expenses	$13.6	$12.9	$0.7	5%

The decrease in property operating expenses was primarily a result of a non-recurring charge of approximately $0.7 million related to flood damage at the Mark Plaza in 2004 and lower bad debt expense in 2005.

The increase in real estate taxes was due to general increases in real estate taxes experienced across the portfolio.

The increase in general and administrative expense was attributable to increased compensation expense and other overhead expenses following the expansion of our infrastructure related to increased investment activity in Fund assets and asset management services.

Depreciation expense increased $0.1 million in 2005.  This was principally a result of increased depreciation expense following the purchase of Amboy shopping center in July 2005 and the redevelopment of Bartow Avenue being placed in service in the second quarter of 2005. Amortization expense increased $0.5 which was primarily attributable to the write off of certain Klaff management contracts following the disposition of these assets.

			Change

	2005	2004	$	%

Other:
Equity in earnings of unconsolidated partnerships	$4.9	$0.5	$4.4	880%
Interest expense	(3.1)	(2.6)	(0.5)	(19)%
Gain on sale	—	0.4	(0.4)	(100)%
Minority interest	(0.1)	(0.4)	0.3	75%
Income Taxes	(1.6)	—	(1.6)	(100)%
Loss from discontinued operations	(0.1)	(0.2)	0.1	50%

Equity in earnings of unconsolidated partnerships increased as a result of our share of gain, through its investments funds, from the sale of certain Mervyn’s locations and our share of bankruptcy proceeds received from Penn Traffic through Fund I.

Interest expense increased to $3.1 million in 2005. This increase was primarily attributable to higher average interest rates on the portfolio mortgage debt in 2005.

The gain on sale of land in 2004 was related to a prior year sale of a contract to purchase land to the Target Corporation. We received additional sales proceeds of $0.4 million which were being held in escrow pending the completion of certain site work by the buyer. Of these proceeds, $0.2 million were distributed to our joint venture partner in the sale and are a component of minority interest in the accompanying financial statements.

Back to Index

Income taxes in 2005 relate to our share of income taxes on the gain, through its investment funds, from the sale of certain Mervyn’s locations during the quarter.

Loss from discontinued operations represents activity related to properties sold during 2004 and 2005.

Comparison of the nine months ended September 30, 2005 (“2005”) to the nine months ended September 30, 2004 (“2004”)

			Change

	2005	2004	$	%

Revenues:
Minimum rents	$39.2	$37.8	$1.4	4%
Percentage rents	0.4	0.6	(0.2)	(33)%
Expense reimbursements	10.1	9.7	0.4	4%
Other property income	0.7	0.5	0.2	40%
Management fee income	7.8	3.1	4.7	152%
Interest income	2.5	0.9	1.6	178%
Other	—	0.2	(0.2)	(100)%

Total revenues	$60.7	$52.8	$7.9	15%

The increase in minimum rents was attributable to additional rents following the purchase of Amboy Road shopping center in July 2005, re-tenanting activities as well as increased occupancy across the portfolio.

Real estate tax reimbursements increased $0.3 million, primarily as a result of general increases in real estate taxes as well as re-tenanting activities throughout the portfolio. CAM expense reimbursements increased $0.1 million as a result of increased tenant reimbursements of higher snow removal costs in 2005.

Management fee income increased as a result of additional leasing fees from Fund I in 2005, asset management fees from Fund II, which was formed in June 2004, and an increase in management fees related to the acquisition of certain management contract rights in January 2004 and February 2005.

The increase in interest income was a combination of additional interest income on our advances and notes receivable originated in 2004 and 2005 and additional interest income earned following our preferred equity investment in Levitz in 2005.

			Change

	2005	2004	$	%

Operating Expenses:
Property operating	$10.2	$11.1	$(0.9)	(8)%
Real estate taxes	6.8	6.4	0.4	6%
General and administrative	10.3	7.6	2.7	36%
Depreciation and amortization	12.3	11.4	0.9	8%

Total operating expenses	$39.6	$36.5	$3.1	8%

The decrease in property operating expenses was primarily a result of the recovery of $0.5 million in 2005 related to the settlement of our insurance claim in connection with the flood damage incurred at Mark Plaza. A non-recurring charge of approximately $0.7 million related to this flood damage was recorded in 2004. This decrease was partially offset by higher snow removal costs during 2005.

Real estate taxes increased as a result of general increases in real estate taxes experienced across the portfolio.

The increase in general and administrative expense was attributable to increased compensation expense and other overhead expenses following the expansion of our infrastructure related to increased investment activity in Fund assets and asset management services.

Depreciation expense increased $0.3 million in 2005.  This was principally a result of increased depreciation expense related to capitalized tenant installation costs in 2004 and 2005. Amortization expense increased $0.6 which was primarily attributable to the write off of certain Klaff management contracts following the disposition of these assets.

			Change

	2005	2004	$	%

Other:
Equity in earnings of unconsolidated partnerships	$5.8	$1.5	$4.3	287%
Interest expense	(8.1)	(7.5)	(0.6)	(8)%
Gain on sale	—	0.9	(0.9)	(100)%
Minority interest	(0.5)	(1.0)	0.5	50%
Income taxes	(1.6)	—	(1.6)	(100)%
Loss from discontinued operations	(0.7)	(0.6)	(0.1)	(17)%

Back to Index

Equity in earnings of unconsolidated partnerships increased as a result of our share of gain, through its investments funds, from the sale of certain Mervyn’s locations and the Company’s share of bankruptcy proceeds received from Penn Traffic through Fund I.

The increase in interest expense was attributable to higher average interest rates on the portfolio mortgage debt in 2005 of $0.8 million offset by a $0.2 million decrease resulting from lower average outstanding borrowings in 2005.

The gain on sale of land in 2004 was related to a prior year sale of a contract to purchase land to the Target Corporation. We received additional sales proceeds of $0.9 million which were being held in escrow pending the completion of certain site work by the buyer. Of these proceeds, $0.5 million were distributed to our joint venture partner in the sale and are a component of minority interest in the accompanying financial statements.

Income taxes in 2005 relate to our share of the income taxes on the gain, through its investment funds, from the sale of certain Mervyn’s locations during the quarter.

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

Consistent with the NAREIT definition, we define FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of depreciated property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. The reconciliation of net income to FFO for the three and nine months ended September 30, 2005 and 2004 is as follows (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Net income	$7,225	$2,895	$16,015	$9,509
Depreciation of real estate and amortization of leasing costs:
Wholly-owned and consolidated partnerships	3,497	3,588	10,514	10,672
Unconsolidated partnerships	1,115	586	2,343	1,707
Income attributable to Minority interest in Operating Partnership (1)	149	57	336	244
Gain on sale of properties, net of income taxes	(2,113)	—	(2,113)	—

Funds from operations	$9,873	$7,126	$27,095	$22,132

Cash flows provided by (used in):
Operating activities			$16,975	$17,910

Investing activities			$(58,344)	$(45,431)

Financing activities			$36,027	$26,282

Notes:
(1)	Does not include distributions paid to Series A and B Preferred OP unitholders.

Back to Index

LIQUIDITY AND CAPITAL RESOURCES

USES OF LIQUIDITY

Our principal uses of liquidity are expected to be for distributions to our shareholders and OP unitholders, debt service and loan repayments, and property investment which include the funding of our joint venture commitments, acquisition, redevelopment, expansion and re-tenanting activities.

Distributions

In order to qualify as a REIT for Federal income tax purposes, we must currently distribute at least 90% of our taxable income to our shareholders. During September 2005, our Board of Trustees approved and declared a quarterly cash dividend of $0.1725 per Common Share and Common OP Unit for the second quarter of 2005 which was paid July 15, 2005. Preferred Series A and B OP Unit holders also received this quarterly distribution based on the number of Common OP Units they would receive in a hypothetical conversion of their Preferred OP Units.

Acadia Strategic Opportunity Fund, LP (“Fund I”)

In September 2001, we committed $20.0 million to a newly formed joint venture with four of our institutional shareholders, who committed $70.0 million, for the purpose of acquiring a total of approximately $300.0 million of community and neighborhood shopping centers on a leveraged basis. As of September 30, 2005, we have contributed $19.2 million to Fund I.

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

As of September 30, 2005, Fund I has purchased a total of 35 properties totaling 2.7 million square feet. The following table summarizes Fund I’s acquisitions through this date:

Shopping Center	Notes	Location	Year acquired	GLA	Purchase price	Estimated future redevelopment costs

					(millions)
New York Region
New York
Tarrytown Shopping Center	1	Westchester	2004	35,877	$5.3	$—
Mid-Atlantic Region
Delaware
Brandywine Town Center	2	Wilmington	2003	629,345	86.3	—
Market Square Shopping Center	2	Wilmington	2003	102,762	—	—
South Carolina
Hitchcock Plaza	3	Aiken	2004	234,338	5.5	$8.7
Pine Log Plaza	4	Aiken	2004	35,064	1.5	—
Virginia
Haygood Shopping Center	5	Virginia Beach	2004	158,229	5.4	$3.4
Midwest Region
Ohio
Amherst Marketplace	6	Cleveland	2002	79,937	26.7	—
Granville Centre	6	Columbus	2002	131,543	—	—
Sheffield Crossing	6	Cleveland	2002	112,534	—	—
Michigan
Sterling Heights Shopping Center	7	Detroit	2004	154,597	3.3	$1.2
Various Regions
Kroger/Safeway Portfolio	8	Various	2003	1,018,100	48.9	—

Total				2,692,326	$182.9	$13.3

Back to Index

Notes:
1)	Fund I and an unaffiliated partner, each with a 50% interest, acquired this center. Related to this acquisition, we loaned $2.0 million to Fund I which bears interest at the prime rate and continues until the property is stabilized.
2)	This represents the combined purchase price for Brandywine Towne Center and Market Square Shopping Center. Fund I assumed $38.1 million of fixed rate debt on the two properties as well as obtained a new $30.0 million fixed-rate loan in conjunction with the acquisition. Brandywine Town Center is a two phase open-air value retail center. The first phase is approximately 450,000 square feet and 100% occupied. The second phase (“Phase II”) consists of approximately 450,000 square feet of existing space, of which approximately 350,000 square feet is occupied. The balance of Phase II is currently not occupied. Fund I will also pay additional amounts in conjunction with the lease-up of the current vacant space in Phase II (the “Earn-out”). To date, Fund I has incurred costs of $30.3 million for Earn-out space. The additional investment for Earn-out space is projected to be between $15.0 million and $20.0 million. To the extent Fund I places additional mortgage debt upon the lease-up of Phase II, the required equity contribution for the Earn-out would be less. The Earn-out is structured such that Fund I has no time requirement or payment obligation for any portion of currently vacant space which it is unable to lease.
3)	Fund I provided 90% of the equity capital and Hendon Properties (“Hendon”), an unaffiliated partner, provided the remaining 10% of the equity capital used to acquire the former loan on this property. Subsequent to the acquisition of the loan, Fund I and Hendon obtained fee title to this property. Hendon is entitled to receive profit participation in excess of its proportionate equity interest. We loaned $3.2 million to the property owning entity in connection with the purchase of the loan. Our note matures March 9, 2006, and bears interest at 7% for the first year and 6% for the second year.
4)	This property, which is situated adjacent to the Hitchcock Plaza, was also purchased in conjunction with Hendon. Related to this transaction, we provided an additional $0.75 million loan to Fund I with a March 2006 maturity and interest at 7% for the first year and 6% for the second year.
5)	Fund I acquired a 50% interest in the Haygood Shopping Center for $2.2 million cash and the assumption of $3.2 million in variable-rate mortgage debt.
6)	This represents the combined purchase price for Amherst Marketplace, Granville Centre and Sheffield Crossing. Fund I paid $14.1 million in cash and assumed $12.6 million of fixed-rate debt on two of the properties at a blended rate of 8.1%.
7)	Fund I acquired a 50% interest in the Sterling Heights Shopping Center for $1.0 million cash and the assumption of $2.3 million in variable-rate mortgage debt.
8)	Fund I and AmCap Incorporated (“AmCap”), an unaffiliated partner, acquired this portfolio for $14.4 million in cash and the assumption of an aggregate of $34.5 million of existing fixed-rate mortgage debt at a blended rate of 6.57%. The portfolio, which aggregates approximately 1.0 million square feet, consists of 25 anchor-only leases with Kroger (12 leases) and Safeway supermarkets (13 leases).

Acadia Strategic Opportunity Fund II, LLC (“Fund II”)

On June 15, 2004, we closed our second acquisition fund, Fund II, which includes all of the investors from Fund I as well as two additional institutional investors. With $300 million of committed discretionary capital, Fund II expects to be able to acquire up to $900 million of real estate assets on a leveraged basis. We are the managing member with a 20% interest in the joint venture. The terms and structure of Fund II are substantially the same as Fund I with the exceptions that the preferred return is 8% and the asset management fee is calculated on committed equity of $250 million through June 15, 2005 and then on the total committed equity of $300 million thereafter. As of September 30, 2005, we have contributed $13.4 million to Fund II.

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

Back to Index

2005 New York Urban/Infill Redevelopment Investments

161st Street - On August 5th 2005, Acadia-P/A purchased 244-268 161st Street located in the Bronx for $49.3 million, inclusive of closing costs. In connection with the transaction, Acadia-P/A assumed a first mortgage loan with Bank of America for $12.1 million. The loan carries variable-rate interest at LIBOR plus 1.5% with monthly payments of interest only. The loan matures December 31, 2005. The ultimate redevelopment plan for the property, a 100% occupied, 10-story office building, is to reconfigure the property so that approximately 50% of the income from the building will eventually be derived from retail tenants.

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

Share Repurchase

The repurchase of our Common Shares has historically been an additional use of liquidity. We have an existing share repurchase program that authorizes management, at its discretion, to repurchase up to $20.0 million of our outstanding Common Shares. Through November 9, 2005, we had repurchased 2.1 million Common Shares at a total cost of $11.7 million of which 1.5 million of these Common Shares have been subsequently reissued.  The program may be discontinued or extended at any time and there is no assurance that we will purchase the full amount authorized. There were no Common Shares repurchased by us during the quarter ended September 30, 2005.

SOURCES OF LIQUIDITY

We intend on using Fund II as the primary vehicle for our future acquisitions, including investments in the RCP Venture and New York Urban/Infill Redevelopment initiative. Sources of capital for funding our joint venture commitments, other property acquisitions, redevelopment, expansion and re-tenanting, as well as future repurchases of Common Shares are expected to be obtained primarily from issuance of public equity or debt instruments, cash on hand, additional debt financings and future sales of existing properties. As of September 30, 2005, we had a total of approximately $54.0 million of additional capacity under existing debt facilities, cash and cash equivalents on hand of $8.2 million, and 9 properties that are unencumbered and available as potential collateral for future borrowings. We anticipate that cash flow from operating activities will continue to provide adequate capital for all of our debt service payments, recurring capital expenditures and REIT distribution requirements.

Financing and Debt

At September 30, 2005, mortgage notes payable aggregated $206.8 million and were collateralized by 20 properties and related tenant leases. Interest rates on our outstanding mortgage indebtedness ranged from 5.0% to 7.6% with maturities that ranged from July 2007 to September 2015. Taking into consideration $92.9 million of notional principal under variable to fixed-rate swap agreements currently in effect, $170.3 million of the portfolio, or 82%, was fixed at a 5.8% weighted average interest rate and $36.5 million, or 18% was floating at a 5.4% weighted average interest rate. There is no debt maturing in 2005 and 2006. In 2007, $17.5 million is scheduled to mature at a weighted average interest rate of 5.9%. As we do not anticipate having sufficient cash on hand to repay such indebtedness, we will need to refinance this indebtedness or select other alternatives based on market conditions at that time.

On August 31, 2005, we closed on a $17.6 million loan, which bears interest at a fixed rate of 4.98%. This loan, which matures September 2015, requires the payment of interest only until October 2010, and thereafter interest and principal based on 30 year amortization. The proceeds from this loan were in part used to pay down $15.0 million on an existing line.

On May 26, 2005, we closed on a $65.0 million cross-collateralized revolving facility which is collateralized by five of our properties. The facility bears interest at LIBOR plus 130 basis points and matures June 1, 2010. At closing, the lender advanced $12.0 million, of which $7.4 million was used to refinance an existing facility with the same lender. As of September 30, 2005, an additional $20.0 million was drawn on this line resulting in $32.0 million outstanding under this facility.

During April 2005, we borrowed $7.4 million under an existing revolving facility which was repaid in May 2005 as discussed above.

Back to Index

The following table summarizes our mortgage indebtedness as of September 30, 2005 and December 31, 2004 (amounts in thousands):

	September 30, 2005	December 31, 2004	Interest Rate at September 30, 2005	Maturity	Properties Encumbered	Payment Terms

Mortgage notes payable – variable-rate
Washington Mutual Bank, FA	$5,000	$—	5.47% (LIBOR + 1.50%)	11/22/07	(1)	(12)
Bank of America/Bank of China	32,000	—	5.27% (LIBOR + 1.30%)	06/01/10	(2)	(12)
Bank of America	8,380	8,473	5.37% (LIBOR + 1.40%)	12/01/08	(3)	(15)
Washington Mutual Bank, FA	29,323	29,900	5.47% (LIBOR + 1.50%)	04/01/11	(4)	(15)
Bank of America	44,485	44,485	5.37% (LIBOR + 1.40%)	06/29/12	(5)	(13)
Bank of America	10,134	10,252	5.37% (LIBOR + 1.40%)	06/29/12	(6)	(15)
Interest rate swaps	(92,854)	(86,156)

Total variable-rate debt	36,468	6,954

Mortgage notes payable – fixed-rate
Sun America Life Insurance Company	12,999	13,189	6.46%	07/01/07	(7)	(15)
Bank of America, N.A.	15,928	16,062	7.55%	01/01/11	(8)	(15)
RBS Greenwich Capital	15,949	16,000	5.19%	06/01/13	(9)	(15)
RBS Greenwich Capital	15,000	15,000	5.64%	09/06/14	(10)	(14)
RBS Greenwich Capital	17,600	—	4.98%	09/06/15	(11)	(16)
Interest rate swaps	92,854	86,156	5.76%	Various

Total fixed-rate debt	170,330	146,407

	$206,798	$153,361

Notes:
(1)	Elmwood Park Shopping Center;	(6)	Smithtown Shopping Center; there is additional capacity of $970 on this facility
	$5,000 is outstanding under this $20,000 revolving facility	(7)	Merrillville Plaza
(2)	Bloomfield Town Square	(8)	GHT Apartments / Colony Apartments
	Walnut Hill Plaza	(9)	239 Greenwich Avenue
	Hobson West Plaza	(10)	New Loudon Center
	Marketplace of Absecon	(11)	Crescent Plaza
	Village Apartments; There is an additional $33,000 available under this facility	(12)	Interest only monthly
(3)	Soundview Marketplace; there is additional capacity of $5,000 on this facility	(13)	Annual principal and monthly interest
(4)	Ledgewood Mall	(14)	Interest only monthly until 9/06; monthly principal and interest thereafter
	Bradford Towne Center	(15)	Monthly principal and interest
(5)	Branch Shopping Center	(16)	Interest only monthly until 10/10; monthly principal and interest thereafter
	Abington Towne Centre
	Methuen Shopping Center
	Gateway Shopping Center
	Town Line Plaza

Asset Sales

During July 2005, we sold the Berlin Shopping Center for $4.0 million. The proceeds were reinvested into the acquisition of Amboy Road (see “Uses of Liquidity – Other Investments”)

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

At September 30, 2005, maturities on our mortgage notes ranged from July 2007 to September 2015. In addition, we have non-cancelable ground leases at three of our shopping centers. We also lease space for our White Plains corporate office for a term expiring in 2010. The following table summarizes our debt maturities and obligations under non-cancelable operating leases of September 30, 2005:

	Payments due by period

(amounts in millions)
Contractual obligation	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years

Future debt maturities	$206.8	$0.4	$23.6	$17.6	$165.2
Operating lease obligations	22.3	0.3	2.3	2.5	17.2

Total	$229.1	$0.7	$25.9	$20.1	$182.4

Back to Index

OFF BALANCE SHEET ARRANGEMENTS

We have investments in three joint ventures for the purpose of investing in operating properties as follows:

We own a 49% interest in two partnerships which own the Crossroads Shopping Center (“Crossroads”). We account for our investment in Crossroads using the equity method of accounting as we have a non-controlling investment in Crossroads, but exercise significant influence. As such, our financial statements reflect our share of income from, but not the assets and liabilities of, Crossroads. Our pro rata share of Crossroads mortgage debt as of September 30, 2005 was $31.4 million. This fixed-rate debt bears interest at 5.4% and matures in December 2014.

Reference is made to the discussion of Funds I and II under “Uses of Liquidity” in this Item 2 for additional detail related to our investment in and commitments to Funds I and II. We own a 22% interest in Fund I and 20% in Fund II for which we also use the equity method of accounting. Our pro rata share of Funds I and II fixed-rate mortgage debt as of September 30, 2005 was $24.5 million at a weighted average interest rate of 6.2%. Our pro rata share of Fund I and II variable-rate mortgage debt as of September 30, 2005 was $15.3 million at a weighted average interest rate of 4.8%. Maturities on these loans range from December 2005 to January 2023.

HISTORICAL CASH FLOW

The following discussion of historical cash flow compares our cash flow for the nine months ended September 30, 2005 (“2005”) with our cash flow for the nine months ended September 30, 2004 (“2004”).

Cash and cash equivalents were $8.2 million and $13.1 million at September 30, 2005 and 2004, respectively. The decrease of $4.9 million was a result of the following increases and decreases in cash flows:

	Nine months ended September 30,

	2005	2004	Change

Net cash provided by operating activities	$17.0	$17.9	$(.9)
Net cash used in investing activities	$(58.3)	$(45.4)	$(12.9)
Net cash provided by financing activities	$36.0	$26.3	$9.7

The variance in net cash provided by operating activities resulted primarily from an increase of $3.1 million in operating income before non-cash expenses in 2005, which was primarily due to (i) an increase in management and service fee income from Fund II, (ii) additional fee income from the acquisition of certain management contracts offset by (iii) additional general and administrative expenses as a result of expanding our infrastructure to support this increased level of activity.  In addition, a net decrease in cash provided by operating assets and liabilities of $4.0 million resulted primarily from an increase in receivables related to third party construction cost reimbursements and a decrease in accounts payable and accrued expenses offset by a decrease in rents receivable.

The increase in net cash used in investing activities resulted primarily from a $19.5 million Preferred Equity investment in 2005 and an $18.4 million increase in expenditures for real estate acquisitions, development and tenant installations during 2005. These decreases were offset by $21.2 of additional investments in and advances to unconsolidated partnerships in 2004 and $3.9 million of proceeds received from the sale of a property in 2005.

The increase in net cash provided by financing activities resulted primarily from $18.9 million of additional cash used in the net repayment of debt in 2004 offset by $7.9 million of cash provided by the exercise of stock options in 2004 and $2.6 million of additional cash paid for dividends and distributions on Common OP Units in 2005.

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

Currently, we manage our exposure to fluctuations in interest rates primarily through the use of fixed-rate debt and interest rate swap agreements. We are a party to current and forward-starting interest rate swap transactions to hedge our exposure to changes in LIBOR with respect to $92.9 million and $24.5 million of notional principal, respectively.

The following table sets forth information as of September 30, 2005 concerning our long-term debt obligations, including principal cash flows by scheduled maturity and weighted average interest rates of maturing amounts (amounts in millions):

Consolidated mortgage debt:

Year	Scheduled Amortization	Maturities	Total	Weighted average interest rate

2005	$0.4	$—	$0.4	n/a
2006	2.2	—	2.2	n/a
2007	3.9	17.5	21.4	5.9%
2008	4.4	8.0	12.4	5.1%
2009	5.2	—	5.2	n/a
Thereafter	13.8	151.4	165.2	5.4%

	$29.9	$176.9	$206.8

Mortgage debt in unconsolidated partnerships (at our pro rata share):

Year	Scheduled amortization	Maturities	Total	Weighted average interest rate

2005	$0.1	$2.3	$2.4	4.2%
2006	1.0	—	1.0	n/a
2007	1.0	8.4	9.4	5.4%
2008	1.4	13.6	15.0	4.7%
2009	1.5	—	1.5	n/a
Thereafter	5.1	36.8	41.9	5.7%

	$10.1	$61.1	$71.2

Of our total outstanding debt, $17.5 million will become due in 2007. As we intend on refinancing some or all of such debt at the then-existing market interest rates which may be greater than the current interest rate, our interest expense would increase by approximately $0.2 million annually if the interest rate on the refinanced debt increased by 100 basis points. Interest expense on our variable debt as of September 30, 2005 would increase by $0.4 million for a 100 basis point increase in LIBOR on our $36.5 million of floating rate debt after taking into account the effect of interest rate swaps which hedge such debt. We may seek additional variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, we would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.

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

Back to Index

Item 4.         Submission of Matters to a Vote of Security Holders

None

Item 5.         Other Information

None

Item 6.         Exhibits

Exhibit No.	Description
3.1	Declaration of Trust of the Company, as amended (1)
3.2	Fourth Amendment to Declaration of Trust (4)
3.3	By-Laws of the Company (5)
3.4	First Amendment to By-Laws of the Company (19)
4.1	Voting Trust Agreement between the Company and Yale University dated February 27, 2002 (14)
10.1	1999 Share Option Plan (8) (21)
10.2	2003 Share Option Plan (16) (21)
10.3	Form of Share Award Agreement (17) (21)
10.4	Form of Registration Rights Agreement and Lock-Up Agreement (18)
10.5	Registration Rights and Lock-Up Agreement (RD Capital Transaction) (11)
10.6	Registration Rights and Lock-Up Agreement (Pacesetter Transaction) (11)
10.7	Contribution and Share Purchase Agreement dated as of April 15, 1998 among Mark Centers Trust, Mark Centers Limited Partnership, the Contributing Owners and Contributing Entities named therein, RD Properties, L.P. VI, RD Properties, L.P. VIA and RD Properties, L.P. VIB (9)
10.8	Agreement of Contribution among Acadia Realty Limited Partnership, Acadia Realty Trust and Klaff Realty, LP and Klaff Realty, Limited (18)
10.9	Employment agreement between the Company and Kenneth F. Bernstein (6) (21)
10.11	Amendment to employment agreement between the Company and Kenneth F. Bernstein (18) (21)
10.12	First Amendment to Employment Agreement between the Company and Kenneth Bernstein dated as of January 1, 2001 (12) (21)
10.14	Letter of employment offer between the Company and Michael Nelsen, Sr. Vice President and Chief Financial Officer dated February 19, 2003 (15) (21)
10.15	Severance Agreement between the Company and Joel Braun, Sr. Vice President, dated April 6, 2001 (13) (21)
10.16	Severance Agreement between the Company and Joseph Hogan, Sr. Vice President, dated April 6, 2001 (13) (21)
10.17	Severance Agreement between the Company and Joseph Napolitano, Sr. Vice President dated April 6, 2001 (18) (21)
10.18	Severance Agreement between the Company and Robert Masters, Sr. Vice President and General Counsel dated January 2001 (18) (21)
10.19	Severance Agreement between the Company and Michael Nelsen, Sr. Vice President and Chief Financial Officer dated February 19, 2003 (15) (21)
10.20	Secured Promissory Note between RD Absecon Associates, L.P. and Fleet Bank, N.A. dated February 8, 2000 (7)
10.21	Promissory Note between 239 Greenwich Associates, L.P. and Greenwich Capital Financial Products, Inc. dated May 30, 2003 (18)
10.22	Open-End Mortgage, Assignment of Leases and Rents, and Security Agreement between 239 Greenwich Associates, L.P. and Greenwich Capital Financial Products, Inc. dated May 30, 2003 (18)
10.23	Promissory Note between Merrillville Realty, L.P. and Sun America Life Insurance Company dated July 7, 1999 (7)
10.24	Secured Promissory Note between Acadia Town Line, LLC and Fleet Bank, N.A. dated March 21, 1999 (7)
10.25	Promissory Note between RD Village Associates Limited Partnership and Sun America Life Insurance Company Dated September 21, 1999 (7)
10.26	Amended and Restated Mortgage Note between Port Bay Associates, LLC and Fleet Bank, N.A. dated July 19, 2000 (3)
10.27	Mortgage and Security Agreement between Port Bay Associates, LLC and Fleet Bank, N.A. dated July 19, 2000 (10)
10.28	Mortgage Note between Port Bay Associates, LLC and Fleet Bank, N.A. dated December 1, 2003 (18)
10.29	Mortgage and Security Agreement, and Assignment of Leases and Rents between Port Bay Associates, LLC and Fleet Bank, N.A. dated December 1, 2003 (18)
10.30	Note Modification Agreement between Port Bay Associates, LLC and Fleet Bank, N.A. dated December 1, 2003 (18)
10.31	Amended and Restated Promissory Note between Acadia Realty L.P. and Metropolitan Life Insurance Company for $25.2 million dated October 13, 2000 (10)
10.32	Amended and Restated Mortgage, Security Agreement and Fixture Filing between Acadia Realty L.P. and Metropolitan Life Insurance Company dated October 13, 2000 (10)
10.33	Term Loan Agreement between Acadia Realty L.P. and The Dime Savings Bank of New York, dated March 30, 2000 (10)
10.34	Mortgage Agreement between Acadia Realty L.P. and The Dime Savings Bank of New York, dated March 30, 2000 (10)
10.35	Promissory Note between RD Whitegate Associates, L.P. and Bank of America, N.A. dated December 22, 2000 (10)
10.36	Promissory Note between RD Columbia Associates, L.P. and Bank of America, N.A. dated December 22, 2000 (10)
10.37	Term Loan Agreement dated as of December 28, 2001, among Fleet National Bank and RD Branch Associates, L.P., et al (13)
10.38	Term Loan Agreement dated as of December 21, 2001, among RD Woonsocket Associates Limited Partnership, et al. and The Dime Savings Bank of New York, FSB (13)
10.39	Option Extension of Term Loan as of December 19, 2003 between RD Woonsocket Associates Limited Partnership, et al. and Washington Mutual Bank, FA (18)
10.40	Revolving Loan Promissory Note dated as of November 22, 2002, among RD Elmwood Associates, L.P. and Washington Mutual Bank, FA (15)
10.41	Revolving Loan Agreement dated as of November 22, 2002, among RD Elmwood Associates, L.P. and Washington Mutual Bank, FA (15)
10.42	Mortgage Agreement dated as of November 22, 2002, among RD Elmwood Associates, L.P. and Washington Mutual Bank, FA (15)
10.43	Note Modification Agreement between RD Elmwood Associates, L.P. and Washington Mutual Bank, FA dated December 19, 2003 (18)
10.44	Prospectus Supplement Regarding Options Issued under the Acadia Realty Trust 1999 Share Incentive Plan and 2003 Share Incentive Plan (19) (21)
10.45	Acadia Realty Trust 1999 Share Incentive Plan and 2003 Share Incentive Plan Deferral and Distribution Election Form (19) (21)
10.46	Amended, Restated And Consolidated Promissory Note between Acadia New Loudon, LLC and Greenwich Capital Financial Products, Inc. dated August 13, 2004 (19)
10.47	Amended, Restated And Consolidated Mortgage, Assignment Of Leases And Rents And Security Agreement between Acadia New Loudon, LLC and Greenwich Capital Financial Products, Inc. dated August 13, 2004 (19)
10.48	Amended and Restated Term Loan Agreement between Fleet National Bank and Heathcote Associates, L.P., Acadia Town Line, LLC, RD Branch Associates, L.P., RD Abington Associates Limited Partnership, And RD Methuen Associates Limited Partnership dated September 30, 2004 (19)
10.49	Mortgage Modification Agreement between Fleet National Bank and Acadia Town Line, LLC dated September 30, 2004 (19)
10.49a	Mortgage Modification Agreement between Fleet National Bank and Heathcote Associates, L.P. dated September 30, 2004 (19)
10.49b	Mortgage Modification Agreement between Fleet National Bank and RD Branch Associates dated September 30, 2004 (19)
10.49c	Mortgage Modification Agreement between Fleet National Bank and RD Methuen Associates dated September 30, 2004 (19)
10.49d	Mortgage Modification Agreement between Fleet National Bank and RD Abington Associates Limited Partnership dated September 30, 2004 (19)

Back to Index

10.50	Contribution Agreement between Levitz SL, L.L.C. and Acadia Levitz, LLC dated March 8, 2005 (20)
10.51	Agreement of Contribution among Acadia Realty Limited Partnership, Acadia Realty Trust, Klaff Realty, LP and Klaff Realty, Limited dated February 15, 2005 (20)
10.51a	Registration Rights and Lock-up Agreement among Acadia Realty Limited Partnership, Acadia Realty Trust and Klaff Realty, LP dated February 15, 2005 (20)
31.1	Certification of Chief Executive Officer pursuant to rule 13a–14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (22)
31.2	Certification of Chief Financial Officer pursuant to rule 13a–14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (22)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (22)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (22)
99.1	Amended and Restated Agreement of Limited Partnership of the Operating Partnership (11)
99.2	First and Second Amendments to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership (11)
99.3	Third Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership (18)
99.4	Fourth Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership (18)
99.5	Certificate of Designation of Series A Preferred Operating Partnership Units of Limited Partnership Interest of Acadia Realty Limited Partnership (2)
99.6	Certificate of Designation of Series B Preferred Operating Partnership Units of Limited Partnership Interest of Acadia Realty Limited Partnership (18)

Notes:
(1)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal Year ended December 31, 1994
(2)	Incorporated by reference to the copy thereof filed as an Exhibit to Company’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 1997
(3)	Incorporated by reference to the copy thereof filed as an Exhibit to Company’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 1998
(4)	Incorporated by reference to the copy thereof filed as an Exhibit to Company’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 1998
(5)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Registration Statement on Form S-11 (File No.33-60008)
(6)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form10-K filed for the fiscal year ended December 31, 1998
(7)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form10-K filed for the fiscal year ended December 31, 1999
(8)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Registration Statement on Form S-8 filed September 28, 1999
(9)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Form 8-K filed on April 20, 1998
(10)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Form 10-K filed for the fiscal year ended December 31, 2000
(11)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Registration Statement on Form S-3 filed on March 3, 2000
(12)	Incorporated by reference to the copy thereof filed as an Exhibit to Company’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 2001
(13)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001
(14)	Incorporated by reference to the copy thereof filed as an Exhibit to Yale University’s Schedule 13D filed on September 25, 2002
(15)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2002
(16)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Definitive Proxy Statement on Schedule 14A filed April 29, 2003.
(17)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Current Report on Form 8-K filed on July 2, 2003
(18)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2003
(19)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2004
(20)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2004
(21)	Management contract or compensatory plan or arrangement.
(22)	Filed herewith

Back to Index

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACADIA REALTY TRUST

November 9, 2005	/s/	Kenneth F. Bernstein
Kenneth F. Bernstein
President and Chief Executive Officer (Principal Executive Officer)

November 9, 2005	/s/	Michael Nelsen
Michael Nelsen
Senior Vice President and Chief Financial Officer (Principal Financial Officer)