Form 10-K
period 2005-12-31
ACADIA REALTY TRUST
filed 2006-03-16
CIK 899629

Click here to Contents

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES       NO

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Securities Act.

YES       NO

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer

Indicate by checkmark whether the registrant ia a shell company (as defined in Rule 12b-2 of the Act)  YES       NO

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was $586.4 million, based on a price of $18.65 per share, the average sales price for the Registrant’s shares of beneficial interest on the New York Stock Exchange on that date.

The number of shares of the registrant’s Common Shares of Beneficial Interest outstanding on March 15, 2006 was 31,758,241.

DOCUMENTS INCORPORATED BY REFERENCE

Part III – Definitive proxy statement for the 2006 Annual Meeting of Shareholders presently scheduled to be held May 15, 2006 to be filed pursuant to Regulation 14A.

Click here to Cover

TABLE OF CONTENTS
Form 10-K Report

Back to Contents

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 and as such may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative thereof or other variations thereon or comparable terminology. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to those set forth under the heading “Risk Factors” in this Form 10-K. These risks and uncertainties should be considered in evaluating any forward-looking statements contained or incorporated by reference herein.

Back to Contents

PART I

ITEM 1.  BUSINESS

GENERAL

Acadia Realty Trust (the “Company”, “Acadia”, “we”, “us” or “our”) was formed on March 4, 1993 as a Maryland Real Estate Investment Trust (“REIT”). We are a fully integrated, self-managed and self-administered equity REIT focused primarily on the ownership, acquisition, redevelopment and management of retail properties, including neighborhood and community shopping centers and mixed-use properties with retail components. We currently operate 75 properties, which we own or have an ownership interest in. These assets are located primarily in the Northeast, Mid-Atlantic and Midwestern regions of the United States which, in total, comprise approximately 10 million square feet. We also have non-operational investments in properties throughout the country through joint ventures.

All of our assets are held by, and all of our operations are conducted through, Acadia Realty Limited Partnership, a Delaware limited partnership (the “Operating Partnership”) and its majority-owned subsidiaries. As of December 31, 2005 we controlled 98% of the Operating Partnership as the sole general partner. As the general partner, we are entitled to share, in proportion to our percentage interest, in the cash distributions and profits and losses of the Operating Partnership. The limited partners represent entities or individuals who contributed their interests in certain properties or partnerships to the Operating Partnership in exchange for common or preferred units of limited partnership interest (“Common OP Units” or “Preferred OP Units”). Limited partners holding Common OP Units are generally entitled to exchange their units on a one-for-one basis for common shares of beneficial interest of the Company (“Common Shares”). This structure is commonly referred to as an umbrella partnership REIT or “UPREIT”.

Capital Market Transactions

On January 27, 2004, the Operating Partnership issued 4,000 Series B Preferred Units in connection with the acquisition from Klaff Realty, L.P. (“Klaff”) of its rights to provide asset management, leasing, disposition, development and construction services for an existing portfolio of retail properties. These units have a stated value of $1,000 each and are entitled to a quarterly preferred distribution of the greater of (i) $13.00 (5.2% annually) per Preferred OP Unit or (ii) the quarterly distribution attributable to a Preferred OP Unit if such unit were converted into a Common OP Unit. The Preferred OP Units are convertible into Common OP Units based on the stated value of $1,000 divided by $12.82 at any time. Additionally, the holder of the Preferred OP Units may redeem them at par for either cash or Common OP Units (at our option) after the earlier of the third anniversary of their issuance, or the occurrence of certain events including a change in the control of our Company. Finally, after the fifth anniversary of the issuance, we may redeem the Preferred OP Units and convert them into Common OP Units at market value as of the redemption date.

In March of 2004, a secondary public offering was completed for a total of 5,750,000 Common Shares. The selling shareholders, Yale University and its affiliates (“Yale”) and Ross Dworman, a former trustee and Chairman, sold 4,191,386 and 1,558,614 Common Shares, respectively. Yale was a major shareholder, owning, at one time, approximately one-third of all of our outstanding Common Shares. We did not sell any Common Shares in the offering and did not receive any proceeds from the offering.

During November 2004, we issued 1,890,000 Common Shares (the “Offering”). The Offering was made pursuant to shelf registration statements filed under the Securities Act of 1933, as amended, and previously declared effective by the Securities and Exchange Commission on March 29, 2000, May 14, 2003 and March 19, 2004. The $28.3 million in proceeds from the Offering, net of related costs, were used to retire above-market, fixed-rate indebtedness as well as to invest in real estate assets. Yale, and Kenneth F. Bernstein, our Chief Executive Officer, also sold 1,000,000, and 110,000 Common Shares, respectively, in connection with this transaction.

RECENT DEVELOPMENTS

Effective February 15, 2005, we acquired the balance of Klaff’s rights to provide the above services and certain potential future revenue streams. The consideration for this acquisition was $4.0 million in the form of 250,000 restricted Common OP Units, valued at $16 per unit, which are convertible into our Common Shares on a one-for-one basis after a five year lock-up period. As part of this transaction we also assumed all operational and redevelopment responsibility for the Klaff Properties a year earlier than was contemplated in the January 2004 transaction.

Back to Contents

BUSINESS OBJECTIVES AND STRATEGIES

Our primary business objective is to acquire and manage commercial retail properties that will provide cash for distributions to shareholders while also creating the potential for capital appreciation to enhance investor returns. We focus on the following fundamentals to achieve this objective:

–	Own and operate a portfolio of community and neighborhood shopping centers and mixed-use properties with a retail component located in markets with strong demographics
–	Maintain a strong and flexible balance sheet through conservative financial practices while ensuring access to sufficient capital to fund future growth
–	Generate internal growth within the portfolio through aggressive redevelopment, re-anchoring and leasing activities
–
Generate external growth through an opportunistic yet disciplined acquisition program. The emphasis is on targeting transactions with high inherent opportunity for the creation of additional value through redevelopment and leasing and/or transactions requiring creative capital structuring to facilitate the transactions

External Growth Strategy - Opportunistic Acquisition Platforms

In addition to our direct investments in real estate assets, we have also capitalized on our expertise in the acquisition, redevelopment, leasing and management of retail real estate by establishing joint ventures in which we earn, in addition to a return on our equity interest, fees for our services. To date we have launched two acquisition joint ventures, Acadia Strategic Opportunity Fund, LP (“Fund I”) and Acadia Strategic Opportunity Fund II, LLC (“Fund II”).

Fund I

In September 2001, we and four of our institutional shareholders formed a joint venture, whereby the investors committed $70 million for the purpose of acquiring real estate assets. We committed an additional $20 million to Fund I, as the general partner with a 22% interest. In addition to a pro-rata return on our invested equity, we are entitled to a profit participation based upon certain investment return thresholds. Cash flow is distributed pro-rata to the partners (including us) until they have received a 9% cumulative return on, and a return of all capital contributions. Thereafter, remaining cash flow is distributed 80% to the partners (including us) and 20% to us. We also earn a fee for asset management services equal to 1.5% of the allocated invested equity, as well as fees for property management, leasing and construction services.

Our acquisition program was executed exclusively through Fund I through June 2004. Fund I focused on targeting assets for acquisition that had superior in-fill locations, restricted competition due to high barriers of entry and in-place below-market anchor leases with the potential to create significant additional value through re-tenanting, timely capital improvements and property redevelopment. Fund I considered both single assets and portfolios in its acquisition program. Although our core properties are located primarily in the Northeast, Mid-Atlantic and Midwest region, and therefore Fund I focused on potential acquisitions within these geographic areas, Fund I considered portfolio acquisitions outside the geographic footprint.

On January 4, 2006, Fund I recapitalized a one million square foot retail portfolio located in Wilmington Delaware (“Brandywine Portfolio”) through a merger of interests with affiliates of GDC Properties (“GDC”). The Brandywine Portfolio was recapitalized through a “cash-out” merger of the 77.8% interest, which was previously held by the institutional investors in Fund I to GDC at a valuation of $164 million. We, through a subsidiary, retained our existing 22.2% interest and will continue to operate the Brandywine Portfolio and earn fees for such services. At the closing, the Fund I investors received a return of all of their capital invested in Fund I and preferred return, thus triggering the payment to us of our additional 20% carried interest (“Promote”) in all future Fund I distributions. It is anticipated that up to $38 million of additional proceeds will be distributed to our investors from this transaction following, among other things, the successful replacement of bridge financing provided by us and our investors. Additionally there are 32 assets comprising approximately 2 million square feet remaining in Fund I in which our interest in cash flow and income will increase from 22.2% to 37.8% as a result of the Promote.

Fund II

Following our success with Fund I, we formed a second, larger acquisition joint venture.  In June of 2004, we launched Fund II, which includes all of the investors from Fund I as well as two additional institutional investors. With $300 million of committed discretionary capital, Fund II expects to be able to acquire up to $900 million of real estate assets on a leveraged basis. We are the managing member with a 20% interest in Fund II. The terms and structure of Fund II are substantially the same as Fund I with the exceptions that the Preferred Return is 8% and the asset management fee is calculated on committed equity of $250 million for the first twelve months and then on the total committed equity of $300 million thereafter.

Back to Contents

As the demand for retail real estate has significantly increased in recent years, there has been a commensurate increase in selling prices. In an effort to generate superior risk-adjusted returns for our shareholders and joint venture investors, we have channeled our acquisition efforts through Fund II in two new opportunistic joint ventures launched during 2004 – the Retailer Controlled Property Venture and the New York Urban Infill Redevelopment Initiative.

Retailer Controlled Property Venture (the “RCP Venture”)

On January 27, 2004, through Funds I and II, we entered into the RCP Venture with Klaff and Klaff’s long time capital partner Lubert-Adler Management, Inc. (“Lubert-Adler”) for the purpose of making investments in surplus or underutilized properties owned by retailers. The initial size of the RCP Venture is expected to be approximately $300 million in equity based on anticipated investments of approximately $1 billion. Each participant in the RCP Venture has the right to opt out of any potential investment. Affiliates of Funds I and II have invested $24.6 million in the RCP Venture to date. Fund II anticipates investing the remaining portion of the original 20% of the equity of the RCP Venture. Cash flow is to be distributed to the partners until they have received a 10% cumulative return and a full return of all contributions. Thereafter, remaining cash flow is to be distributed 20% to Klaff (“Klaff’s Promote”) and 80% to the partners (including Klaff). We will also earn market-rate fees for property management, leasing and construction services on behalf of the RCP Venture. Fund II seeks to invest opportunistically in the RCP Venture primarily in the following three ways:

–	Working with financially healthy retailers to create value from their surplus real estate
–	Acquiring properties, designation rights or other control of real estate or leases associated with retailers in bankruptcy
–	Completing sale leasebacks with retailers in need of capital

During 2004, we made our first RCP Venture investment with our participation in the acquisition of Mervyn’s as discussed in “PROPERTY ACQUISITIONS” in Item 1 of this Form 10-K. The RCP Venture is also currently exploring additional investment opportunities.

New York Urban Infill Redevelopment Initiative

In September of 2004, we, through Fund II, launched our New York Urban Infill Redevelopment initiative. As retailers continue to recognize that many of the nation’s urban markets are underserved from a retail standpoint, Fund II is poised to capitalize on this trend by investing in redevelopment projects in dense urban areas where retail tenant demand has effectively surpassed the supply of available sites. During 2004, Fund II, together with an unaffiliated partner, P/A Associates, LLC (“P/A”), formed Acadia-P/A Holding Company, LLC (“Acadia-P/A”) for the purpose of acquiring, constructing, developing, owning, operating, leasing and managing certain retail real estate properties in the New York City metropolitan area.  P/A has agreed to invest 10% of required capital up to a maximum of $2.0 million and Fund II, the managing member, has agreed to invest the balance to acquire assets in which Acadia-P/A agrees to invest. Operating cash flow is generally to be distributed pro-rata to Fund II and P/A until they have received a 10% cumulative return and then 60% to Fund II and 40% to P/A. Distributions of net refinancing and net sales proceeds, as defined, follow the distribution of operating cash flow except that unpaid original capital is returned before the 60%/40% split between Fund II and P/A, respectively. Upon the liquidation of the last property investment of Acadia-P/A, to the extent that Fund II has not received an 18% internal rate of return (“IRR”) on all of its capital contributions, P/A is obligated to return a portion of its previous distributions, as defined, until Fund II has received an 18% IRR. To date, Fund II has, in conjunction with P/A, invested in six projects through Fund II as discussed further in “PROPERTY ACQUISITIONS” in this Item 1 of this Form 10-K.

Other Investments

We may also invest in preferred equity investments, mortgages, other real estate interests and other investments. The mortgages in which we invest in may be either first mortgages or mezzanine debt, where we believe the underlying value of the real estate collateral is in excess of its loan balance. In March of 2005, we invested $20 million in a preferred equity position (“Preferred Equity”) in Levitz SL, L.L.C. (“Levitz SL”), the owner of 2.5 million square feet of fee and leasehold interests in 30 locations (the “Properties”), the majority of which are currently leased to Levitz Furniture Stores. Klaff is a managing member of Levitz SL. The Preferred Equity receives a return of 10%, plus a minimum return of capital of $2 million per annum. At the end of 12 months, the rate of return will be reset to the six-month LIBOR plus 644 basis points. The Preferred Equity is redeemable at the option of Levitz SL at any time.

We also regularly engage in discussions with public and private entities regarding business combinations. Furthermore, we may consider either acquiring directly or engaging in additional joint ventures related to property acquisition and development. The requirements that acquisitions be accretive on a long-term basis based on our cost of capital, as well as increase the overall portfolio quality and value, are core to our acquisition program. As such, we constantly evaluate the blended cost of equity and debt and adjust the amount of acquisition activity to align the level of investment activity with capital flows.

Back to Contents

Operating Strategy - Experienced Management Team with Proven Track Record

Our senior management team has an average of 8 years with us and our predecessors and 25 years in the real estate industry. During 2002, the management team successfully completed a multi-year portfolio repositioning initiative that significantly improved the quality of our portfolio and tenant base. We believe our management team has demonstrated the ability to create value internally through anchor recycling, property redevelopment and strategic non-core dispositions.

Operating functions such as leasing, property management, construction, finance and legal (collectively, the “Operating Departments”) are provided by our personnel, providing for fully integrated property management and development. By incorporating the Operating Departments in the acquisition process, acquisitions are appropriately priced giving effect to each asset’s specific risks and returns. Also, because of the Operating Departments involvement with, and corresponding understanding of, the acquisition process, transition time is minimized and management can immediately execute on its strategic plan for each asset.

We typically hold our properties for long-term investment. As such, we continuously review the existing portfolio and implement programs to renovate and modernize targeted centers to enhance the property’s market position. This in turn strengthens the competitive position of the leasing program to attract and retain quality tenants, increasing cash flow and consequently property value. We also periodically identify certain properties for disposition and redeploy the capital to existing centers or acquisitions with greater potential for capital appreciation. Our core portfolio consists primarily of neighborhood and community shopping centers, which are generally dominant centers in high barrier-to-entry markets. The anchors at these centers typically pay market or below-market rents and have low rent-to-sales ratios, which are, on average, less than 5%. Furthermore, supermarket and necessity-based retailers anchor the majority of our core portfolio. These attributes enable our properties to better withstand a weakening economy while also creating opportunities to increase rental income.

During 2004 and 2005 we sold two non-core properties and redeployed the capital to acquire two retail properties during 2005 as further discussed in “ASSET SALES” and PROPERTY ACQUISITIONS” in this Item 1 of this Form 10-K.

Financing Strategy

We intend to continue financing acquisitions and property redevelopment with sources of capital determined by management to be the most appropriate based on, among other factors, availability, pricing and other commercial and financial terms. The sources of capital may include cash on hand, bank and other institutional borrowing, the sale of properties and issuance of equity securities. We continually focus on maintaining a strong balance sheet when considering the sourcing of capital. We manage our interest rate risk primarily through the use of variable and fixed rate debt. We also utilize LIBOR swap agreements in managing our exposure to interest rate fluctuations. See Item 7A for a discussion on our market risk exposure related to our mortgage debt.

PROPERTY ACQUISITIONS

RCP Venture

In September 2004, we made our first RCP Venture investment with our participation in the acquisition of Mervyn’s. Affiliates of Fund I and Fund II, through separately organized, newly formed limited liability companies on a non-recourse basis, invested in the acquisition of Mervyn’s through the RCP Venture, which, as part of an investment consortium of Sun Capital and Cerberus, acquired Mervyn’s from Target Corporation. The total acquisition price was approximately $1.2 billion subject to debt of approximately $800.0 million. Our share of equity invested aggregated $24.6 million on a non-recourse basis and was divided equally between affiliates of Funds I and II. As of the date of acquisition, Mervyn’s was a 257-store discount retailer with a very strong West Coast concentration. During 2005, the consortium sold a portion of the portfolio as well as refinanced existing mortgage debt and distributed cash to the investors, of which a total of $42.7 million was distributed to affiliates of Fund I and Fund II of which our share amounted to $10.2 million. In February of 2006, the consortium distributed additional cash of which a total of $1.4 million was distributed to affiliates of Fund I and Fund II of which $0.4 million was our share.

New York Urban/Infill Redevelopment Initiative

Liberty Avenue - On December 20,2005, Acadia-P/A acquired the remaining 40-year term of a leasehold interest in land located at Liberty Avenue and 98th Street in Queens (Ozone Park), NY.  The development plans for this property includes 30,000 square feet of retail anchored by a CVS drug store and a 98,500 square foot self-storage facility to be operated by Storage Post. Acadia-P/A will be a partner in the self-storage complex with Storage Post, which is anticipated to be a partner in future retail projects in New York City where self storage will be a potential component of the redevelopment. The total cost of the redevelopment is expected to be approximately $13 million. The CVS 10,880 square foot lease has been executed and construction on this project has commenced.

Back to Contents

New York Urban/Infill Redevelopment Initiative

216th Street - On December 1, 2005, Acadia-P/A acquired a 65,000 square foot parking garage located at 10th Avenue and 216th Street in the Inwood section of Manhattan for $7 million. Acadia-P/A plans to redevelop the building into a 60,000 square foot office building and are finalizing a lease where it would relocate an agency of the City of New York, which is a current tenant at another of our Urban/Infill Redevelopment projects. Inclusive of acquisition costs, total costs for the project, which also includes a 100-space rooftop parking deck, are anticipated to be $25 million.

161st Street - On August 5, 2005, Acadia-P/A purchased 244-268 161st Street located in the Bronx for $49.3 million, inclusive of closing costs. In connection with the transaction, Acadia-P/A borrowed $12.1 million from Bank of America as bridge financing. The loan carries variable-rate interest at LIBOR plus 1.5% with monthly payments of interest only. The loan matures March 31, 2006. The ultimate redevelopment plan for the property, a 100% occupied, 10-story office building, is to reconfigure the property so that approximately 50% of the income from the building will eventually be derived from retail tenants.

4650 Broadway - On April 6, 2005, Acadia-P/A acquired 4650 Broadway located in the Washington Heights/Inwood section of Manhattan. The property, a 140,000 square foot building, which is currently occupied by the City of New York and a commercial parking garage, was acquired for a purchase price of $25 million. Acadia-P/A plans to redevelop the site to include retail, commercial and residential components totaling over 300,000 square feet. The retail and commercial (including office, ‘Community Use’ and parking) portion comprise approximately 50% of the project and the residential component comprises the other 50%. Redevelopment of the project is anticipated to commence during 2007 with completion expected 18 months thereafter. Expected costs to complete the retail and commercial component of the project are estimated at $40 million before any potential sale of the residential air rights. In lieu of directly developing the residential portion of the project, the rights to this component may be sold while retaining ownership of the other portions of the project.

Pelham Manor - On October 1, 2004, Acadia-P/A entered into a 95-year, inclusive of extension options, ground lease to redevelop a 16-acre site in Pelham Manor, Westchester County, New York. The property is in an upper middle-income, infill neighborhood located approximately 10 miles from Manhattan with over 400,000 people in a three-mile radius. The redevelopment contemplates the demolition of the existing industrial and warehouse buildings, and replacing them with a multi-anchor community retail center. Acadia-P/A anticipates the redevelopment to cost between $30 and $33 million, with construction anticipated to commence during 2007. In the interim, the property will continue to be operated as an industrial and warehouse facility. Prior to commencement of the redevelopment process, the warehouse rents collected are projected to equal the ground rent payment.

Fordham Road - On September 29, 2004,  Acadia-P/A purchased 400 East Fordham Road in the Bronx, NY. The property, a multi-level retail and commercial building, is located at the intersection of East Fordham Road and Webster Avenue, near Fordham University. Sears is the major tenant of the property, retailing on four levels. The redevelopment of the property is scheduled to commence in 2007 following the expiration of the Sears lease, which was originally signed in 1964. However, depending on current negotiations with both Sears and other potential anchors, the timeframe of the redevelopment may be accelerated. As part of the redevelopment, there is the potential for additional expansion of up to 85,000 square feet of space. The total cost of the redevelopment project, including the acquisition cost of $30 million, is estimated to be between $65 and $70 million, depending on the ultimate scope of the project. On February 25, 2005, Acadia-P/A acquired vacant land adjacent to the 400 East Fordham Road property for $867,000.

In addition to the above New York Urban/Infill projects, Fund II also acquired the following:

During July 2005, Fund II acquired for $1.0 million, a 50% equity interest from its partner in the RCP Venture in the entity which has a leasehold interest in a former Levitz Furniture store located in Rockville, Maryland.

During November 2005, Fund II acquired a ground lease interest in a 112,000 square foot building occupied by Neiman Marcus. The property is located at Oakbrook Center, a super-regional Class A mall located in the Chicago Metro area. The ground lease was acquired for $6.9 million, including closing and other acquisition costs.

Back to Contents

Fund I

To date, Fund I has purchased a total of 35 assets totaling 2.7 million square feet. During January 2006, Fund I recapitalized the Brandywine Portfolio, representing two assets totaling approximately 1.0 million square feet, through a merger of interests with GDC as discussed further in “BUSINESS OBJECTIVES AND STRATEGIES” in this Item 1 of this Form 10-K. Following are the Fund I acquisitions:

2004 Acquisitions

On March 11, 2004, Fund I, in conjunction with our long-time investment partner, Hendon Properties (“Hendon”), purchased a $9.6 million first mortgage loan from New York Life Insurance Company for $5.5 million. The loan, which was secured by the Hitchcock Plaza in Aiken, South Carolina, was in default at acquisition. Fund I and Hendon acquired the loan with the intention of pursuing ownership of the property securing the debt. Fund I provided 90% of the equity capital and Hendon provided the remaining 10% of the equity capital used to acquire the loan. Hendon is entitled to receive profit participation in excess of its proportionate equity interest. Subsequent to the acquisition of the loan, Fund I and Hendon obtained fee title to this property and currently plan to redevelop and re-anchor the center. We provided $3.2 million of mortgage financing to the project in connection with the purchase of the first mortgage loan. The note matured March 9, 2006, and bore interest at 7% for the first year and 6% for the second year. In addition to this loan, we invested $0.9 million, primarily our pro-rata share of equity, as a partner in Fund I. In September 2004, Fund I and Hendon purchased the Pine Log Plaza for $1.5 million. The 35,000 square foot center is located in front of and adjacent to Hitchcock Plaza. Related to this transaction, we provided an additional $0.75 million mortgage loan to the project with a March 2006 maturity and interest at 7% for the first year and 6% for the second year.

During February 2006, Fund I finalized an agreement with Hendon whereby Fund I converted its common equity to a preferred equity position with a 15% preferred return. In connection with this agreement, Hendon assumed all operational, redevelopment and leasing responsibilities. Hendon also secured construction financing from which the first mortgage loans to us were repaid.

In May 2004, Fund I and an unaffiliated partner, each with a 50% interest, acquired a 35,000 square foot shopping center in Tarrytown, New York, for $5.3 million. Related to this acquisition, we loaned $2.0 million to Fund I which bears interest at the prime rate and matured May 2005. This loan has been converted to a demand note. The 35,000 square foot, Westchester, NY property (New York City MSA), was formerly anchored by a 25,000 square foot Grand Union supermarket. The redeveloped property includes a 15,000 square foot Walgreen’s drugstore with the balance of space leased to shop tenants.

In May 2004, Fund I acquired a 50% interest in the Haygood Shopping Center and the Sterling Heights Shopping Center for an aggregate investment of $3.2 million. These assets are part of the portfolio that we currently manage as a result of our January 2004 acquisition of certain management contracts from Klaff. The Haygood Shopping Center is a 165,000 square foot shopping center located in Virginia Beach, VA. It is currently 73% occupied and anchored by a Farmfresh supermarket and Eckerd Drug. The Sterling Heights Shopping Center, located in Sterling Heights, MI (suburb of Detroit), totals 141,000 square feet. The property is 55% occupied and is anchored by Burlington Coat Factory. Redevelopment activities include the complete renovation of the property and the re-leasing of the current vacancy to Rite-Aid.

2003 Acquisitions

Brandywine Portfolio - In January of 2003, Fund I acquired a major open-air retail complex located in Wilmington, Delaware. The approximately 1.0 million square foot value-based retail complex consists of the following two properties:

Market Square Shopping Center - A 103,000 square foot community shopping center (including a 15,000 square foot outparcel building) which is 100% leased and anchored by a T.J. Maxx and a Trader Joe’s gourmet food market.

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

During January of 2006, Fund I recapitalized this investment as further discussed in “BUSINESS OBJECTIVES AND STRATEGIES” in this Item 1 of this Form 10-K.

Back to Contents

Kroger/Safeway Portfolio – In January of 2003, Fund I formed a joint venture (the “Kroger/Safeway JV”) with an affiliate of real estate developer and investor AmCap Incorporated (“AmCap”) for the purpose of acquiring a portfolio of twenty-five supermarket leases for $48.9 million inclusive of the closing and other related acquisition costs. The portfolio, which aggregates approximately 1.0 million square feet, consists of 25 anchor-only leases with Kroger (12 leases) and Safeway supermarkets (13 leases). The majority of the properties are free-standing and all are triple-net leases. The Kroger/Safeway JV acquired the portfolio subject to long-term ground leases with terms, including renewal options, averaging in excess of 80 years, which are master leased to a non-affiliated entity. The rental options for the supermarket leases at the end of their primary lease term in approximately seven years (“Primary Term”) are at an average of $5.13 per square foot. Although there is no obligation for the Kroger/Safeway JV to pay ground rent during the Primary Term, to the extent it exercises an option to renew a ground lease for a property at the end of the Primary Term, it will be obligated to pay an average ground rent of $1.55 per square foot.

The following table sets forth more specific information with respect to the 25 supermarket leases:

Location	Tenant	Gross leasable area (“GLA”)	Current rent	Rent upon initial option commencement	Lease expiration year/ Last option expiration year

Great Bend, KS	Kroger Co. (1)	48,000	$3.60	$2.40	2009/2049
Cincinnati, OH	Kroger Co.	32,200	8.09	5.36	2009/2049
Conroe, TX	Kroger Co. (2)	75,000	6.95	4.60	2009/2049
Harahan, LA	Kroger Co. (2)	60,000	6.93	4.61	2009/2049
Indianapolis, IN	Kroger Co.	34,000	5.85	3.87	2009/2049
Irving, TX	Kroger Co.	43,900	6.53	4.32	2009/2049
Pratt, KS	Kroger Co. (1)	38,000	5.68	3.78	2009/2049
Roanoke, VA	Kroger Co.	36,700	13.02	8.62	2009/2049
Shreveport, LA	Kroger Co.	45,000	10.52	6.96	2009/2049
Wichita, KS	Kroger Co. (1)	50,000	11.23	7.48	2009/2049
Wichita, KS	Kroger Co. (1)	40,000	10.48	6.97	2009/2049
Atlanta, TX	Safeway (3)	31,000	7.35	3.98	2009/2049
Batesville, AR	Safeway (1)	29,000	10.55	5.72	2009/2049
Benton, AR	Safeway (1)	33,500	8.68	4.71	2009/2049
Carthage, TX	Safeway (1)	27,700	7.59	4.12	2009/2049
Little Rock, AR	Safeway (1)	36,000	12.15	6.58	2009/2049
Longview, WA	Safeway	48,700	8.27	4.48	2009/2049
Mustang, OK	Safeway (1)	30,200	7.66	4.15	2009/2049
Roswell, NM	Safeway (2)	36,300	10.96	5.94	2009/2049
Ruidoso, NM	Safeway (1)	38,600	11.01	5.97	2009/2049
San Ramon, CA	Safeway	54,000	9.16	4.96	2009/2049
Springerville, AZ	Safeway	30,500	8.92	4.83	2009/2049
Tucson, AZ	Safeway	41,800	8.64	4.68	2009/2049
Tulsa, OK	Safeway (1)	30,000	9.14	4.96	2009/2049
Cary, NC	Kroger Co. (3)	48,000	6.88	4.55	2009/2049

	Total	1,018,100

Notes:

(1)	The tenant is obligated to pay rent pursuant to the lease and has sub-leased this location to a supermarket sub-tenant.
(2)	The tenant is obligated to pay rent pursuant to the lease and has sub-leased this location to a non-supermarket sub-tenant.
(3)	The tenant is currently not operating at this location although they continue to pay rent in accordance with the lease.

Ohio Portfolio – In September of 2002, Fund I acquired three supermarket-anchored shopping centers located in Cleveland and Columbus, Ohio for a total purchase price of $26.7 million. Additional information on these properties is included in Item 2 of this Form 10-K.

ASSET SALES AND CAPITAL/ASSET RECYCLING

We periodically identify certain properties for disposition and redeploy the capital to existing centers or acquisitions with greater potential for capital appreciation. During July 2005, we sold the Berlin Shopping Center for $4.0 million and in 2004, we disposed of the East End Centre, for $12.4 million.

During July 2005 we purchased 4343 Amboy Road (“Amboy Road”) located in Staten Island, New York for $16.6 million in cash and $0.2 million in Common OP Units. The property, a 60,000 square foot neighborhood shopping center, is anchored by a Waldbaum’s supermarket and a Duane Reade drug store, and is subject to a 23-year ground lease.

Back to Contents

During January 2006, we closed on a 20,000 square foot retail building in the Lincoln Park district in Chicago (“Clark/Diversey”). The property was acquired from an affiliate of Klaff  for $9.8 million. Tenants include Starbucks, Nine West, Vitamin Shoppe, The Body Shop, Papyrus and Cold Stone Creamery. Along with its strong location, the property has significant long-term growth potential.

Also during January 2006, we acquired a 60% interest in the A&P Shopping Plaza located in Boonton (“Boonton”), New Jersey. The property, which is 100% occupied and located in northeastern New Jersey, is a 63,000 square foot shopping center anchored by a 49,000 square foot A&P Supermarket.  The remaining 40% interest is owned by a principal of P/A. The interest was acquired for $3.2 million.

PROPERTY REDEVELOPMENT AND EXPANSION

Our redevelopment program focuses on selecting well-located neighborhood and community shopping centers and creating significant value through re-tenanting and property redevelopment. During 2005, we did not undertake any significant redevelopment projects within our core portfolio.

During 2004, we completed the redevelopment of the New Loudon Center, located in Latham, New York. A new anchor, The Bon Ton Department Store, opened for business during the fourth quarter of 2003 as part of the redevelopment of this shopping center. Occupying 66,000 square feet formerly occupied by an Ames department store, Bon Ton is paying base rent at a 15% increase over that of Ames. During 2004, Marshall’s, an existing tenant at the center, expanded its current 26,000 square foot store to 37,000 square feet. We also installed a new 49,000 square foot Raymour and Flanigan Furniture store at this center during 2004. This community shopping center is now 100% occupied. Costs incurred for this project totaled $418,000.

We also completed the redevelopment and re-anchoring of the Town Line Plaza, located in Rocky Hill, Connecticut during 2004. The former building, occupied by GU Markets, was demolished and replaced with a 66,000 square foot Super Stop & Shop. The new supermarket anchor is paying gross rent at a 33% increase over that of the former tenant with no interruption in rent payments. Costs to date for this project totaled $1.7 million.

FINANCIAL INFORMATION ABOUT MARKET SEGMENTS

We have two reportable segments: retail properties and multi-family properties. The accounting policies of the segments are the same as those described in the notes to the consolidated financial statements appearing in Item 8 of this Annual Report on Form 10-K. We evaluate property performance primarily based on net operating income before depreciation, amortization and certain non-recurring items. The reportable segments are managed separately due to the differing nature of the leases and property operations associated with retail versus residential tenants. We do not have any foreign operations. See the consolidated financial statements and notes thereto included in Item 8 of this Annual Report on Form 10-K for certain information on industry segments as required by Item 1.

CORPORATE HEADQUARTERS AND EMPLOYEES

Our executive offices are located at 1311 Mamaroneck Avenue, Suite 260, White Plains, New York 10605, and our telephone number is (914) 288-8100. We have 158 employees, of which 94 are located at our executive office, 7 at the Pennsylvania regional office and the remaining property management personnel are located on-site at our properties.

COMPANY WEBSITE

All of our filings with the Securities and Exchange Commission, including our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge at our website at www.acadiarealty.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. These filings can also be accessed through the Securities and Exchange Commission’s website at www.sec.gov. Alternatively, we will provide paper copies of our filings free of charge upon request.

CODE OF ETHICS AND WHISTLEBLOWER POLICIES

During 2003, our Board of Trustees adopted a Code of Ethics for Senior Financial Officers that applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Controller and Assistant Controllers. The Board also adopted a Code of Business Conduct and Ethics applicable to all employees, as well as a “Whistleblower Policy”. Copies of these documents are available in the Investor Information section of our website.

Back to Contents

ITEM 1A. RISK FACTORS

If any of the following risks actually occur, our business, results of operations and financial condition would likely suffer. This section includes or refers to certain forward-looking statements. Refer to the explanation of the qualifications and limitations on such forward-looking statements discussed elsewhere in this Form 10-K.

We rely on revenues derived from major tenants.

We derive significant revenues from certain anchor tenants that occupy space in more than one center. We could be adversely affected in the event of the bankruptcy or insolvency of, or a downturn in the business of, any of our major tenants, or in the event that any such tenant does not renew its leases as they expire or renews at lower rental rates. Vacated anchor space not only would reduce rental revenues if not re-tenanted at the same rental rates but also could adversely affect the entire shopping center because of the loss of the departed anchor tenant’s customer drawing power. Loss of customer drawing power also can occur through the exercise of the right that most anchors have to vacate and prevent re-tenanting by paying rent for the balance of the lease term, or the departure of an anchor tenant that owns its own property. In addition, in the event that certain major tenants cease to occupy a property, such an action may result in a significant number of other tenants having the right to terminate their leases, or pay a reduced rent based on a percentage of the tenant’s sales, at the affected property, which could adversely affect the future income from such property.

Tenants may seek the protection of the bankruptcy laws, which could result in the rejection and termination of their leases and thereby cause a reduction in the cash flow available for distribution by us. Such reduction could be material if a major tenant files bankruptcy. See the discussion of bankruptcy risks under Risk Factors.

Limited control over joint venture investments.

Our joint venture investments may involve risks not otherwise present for investments made solely by us, including the possibility that our joint venture partner might have different interests or goals than we do. Other risks of joint venture investments include impasse on decisions, such as a sale, because neither we nor a joint venture partner would have full control over the joint venture. Also, there is no limitation under our organizational documents as to the amount of funds that may be invested in joint ventures.

Through our investments in joint ventures we have also invested in operating businesses that have operational risk in addition to the risks associated with real estate investments, including among other risks, human capital issues, adequate supply of product and material, and merchandising issues,

During 2005, our investment in joint ventures provided Promote income. There can be no assurance that the joint ventures will continue to operate profitably and thus provide additional Promote income in the future.

Under the terms of our Fund II joint venture, we are required to first offer to Fund II all of our opportunities to acquire retail shopping centers. Only if (i) our joint venture partner elects not to approve Fund II’s pursuit of an acquisition opportunity; (ii) the ownership of the acquisition opportunity by Fund II would create a material conflict of interest for us; (iii) we require the acquisition opportunity for a “like-kind” exchange; or (iv) the consideration payable for the acquisition opportunity is our Common Shares, OP Units or other securities, may we pursue the opportunity directly. As a result, we may not be able to make attractive acquisitions directly and may only receive a minority interest in such acquisitions through Fund II.

We operate through a partnership structure, which could have an adverse effect on our ability to manage our assets.

Our primary property-owning vehicle is the Operating Partnership, of which we are the general partner. Our acquisition of properties through the Operating Partnership in exchange for interests in the Operating Partnership may permit certain tax deferral advantages to limited partners who contribute properties to the Operating Partnership. Since properties contributed to the Operating Partnership may have unrealized gain attributable to the difference between the fair market value and adjusted tax basis in such properties prior to contribution, the sale of such properties could cause adverse tax consequences to the limited partners who contributed such properties. Although we, as the general partner of the Operating Partnership, generally have no obligation to consider the tax consequences of our actions to any limited partner, there can be no assurance that the Operating Partnership will not acquire properties in the future subject to material restrictions designed to minimize the adverse tax consequences to the limited partners who contribute such properties. Such restrictions could result in significantly reduced flexibility to manage our assets.

Back to Contents

There are risks relating to investments in real estate.

Value of Real Estate is Dependent on Numerous Factors. Real property investments are subject to varying degrees of risk. Real estate values are affected by a number of factors, including: changes in the general economic climate, local conditions (such as an oversupply of space or a reduction in demand for real estate in an area), the quality and philosophy of management, competition from other available space, the ability of the owner to provide adequate maintenance and insurance and to control variable operating costs. Shopping centers, in particular, may be affected by changing perceptions of retailers or shoppers regarding the safety, convenience and attractiveness of the shopping center and by the overall climate for the retail industry generally. Real estate values are also affected by such factors as government regulations, interest rate levels, the availability of financing and potential liability under, and changes in, environmental, zoning, tax and other laws. As substantially all of our income is derived from rental income from real property, our income and cash flow would be adversely affected if a significant number of our tenants were unable to meet their obligations, or if we were unable to lease on economically favorable terms a significant amount of space in our properties. In the event of default by a tenant, we may experience delays in enforcing, and incur substantial costs to enforce, our rights as a landlord. In addition, certain significant expenditures associated with each equity investment (such as mortgage payments, real estate taxes and maintenance costs) are generally not reduced when circumstances cause a reduction in income from the investment.

The bankruptcy of, or a downturn in the business of, any of our major tenants may adversely affect our cash flows and property values.

The bankruptcy of, or a downturn in the business of, any of our major tenants causing them to reject their leases, or not renew their leases as they expire, or renew at lower rental rates may adversely affect our cash flows and property values. Furthermore, the impact of vacated anchor space and the potential reduction in customer traffic may adversely impact the balance of tenants at the center.

Certain of our tenants have experienced financial difficulties and have filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code (“Chapter 11 Bankruptcy”). Pursuant to bankruptcy law, tenants have the right to reject their leases. In the event the tenant exercises this right, the landlord generally has the right to file a claim for lost rent equal to the greater of either one year’s rent (including tenant expense reimbursements) for remaining terms greater than one year, or 15% of the rent remaining under the balance of the lease term, but not to exceed three years rent. Actual amounts to be received in satisfaction of those claims will be subject to the tenant’s final plan of reorganization and the availability of funds to pay its creditors.

Since January 1, 2003, there have been two significant tenant bankruptcies within our portfolio:

On May 30, 2003, The Penn Traffic Company (“Penn Traffic”) filed for protection under Chapter 11 Bankruptcy. Penn Traffic operates in one location in our wholly-owned portfolio in 52,000 square feet. Rental revenues from this tenant at this location were $0.4 million for the year ended December 31, 2005 and $0.5 million for each of the years ended December 31, 2004 and 2003. Penn Traffic also operated in a location occupying 55,000 square feet at a property in which we, through Fund I, hold a 22% ownership interest. Our pro-rata share of rental revenues from the tenant at this location were $0, $22,000 and $147,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Penn Traffic continues to operate in our wholly-owned location and has assumed this lease. Penn Traffic rejected the lease at the joint venture location on February 20, 2004.

On January 14, 2004, KB Toys (“KB”) filed for protection under Chapter 11 Bankruptcy. KB operated in five locations in our wholly-owned portfolio totaling approximately 41,000 square feet. Rental revenues from KB at these locations aggregated $0.3 million, $ 0.8 million and $0.7 million for the years ended December 31, 2005, 2004 and 2003, respectively. KB also operated in a location occupying 20,000 square feet at a property in which we hold a 22% ownership interest through Fund I. Our pro-rata share of rental revenues from the tenant at this location were $0, $37,000 and $87,000 for the years ended December 31, 2005, 2004 and 2003, respectively. KB rejected the lease at two of the locations and continues to operate in three of our wholly-owned locations but has neither assumed nor rejected these three leases. The tenant has rejected the lease at the Fund I property.

We could be adversely affected by poor market conditions where properties are geographically concentrated.

Our performance depends on the economic conditions in markets in which our properties are concentrated. We have significant exposure to the New York region, from which we derive 32% of the annual base rents within our wholly-owned portfolio. Our operating results could be adversely affected if market conditions, such as an oversupply of space or a reduction in demand for real estate, in this area becomes more competitive relative to other geographic areas.

Our ability to change our portfolio is limited because real estate investments are illiquid.

Equity investments in real estate are relatively illiquid and, therefore, our ability to change our portfolio promptly in response to changed conditions will be limited. Our board of trustees may establish investment criteria or limitations as it deems appropriate, but currently does not limit the number of properties in which we may seek to invest or on the concentration of investments in any one geographic region. We could change our investment, disposition and financing policies without a vote of our shareholders.

Back to Contents

Market interest rates could have an adverse effect on our share price.

One of the factors that may influence the trading price of our Common Shares is the annual dividend rate on our Common Shares as a percentage of its market price. An increase in market interest rates may lead purchasers of our Common Shares to seek a higher annual dividend rate, which could adversely affect the market price of our Common Shares and our ability to raise additional equity in the public markets.

We could become highly leveraged, resulting in increased risk of default on our obligations and in an increase in debt service requirements which could adversely affect our financial condition and results of operations and our ability to pay distributions.

We have incurred, and expect to continue to incur, indebtedness in furtherance of our activities. Neither our Declaration of Trust nor any policy statement formally adopted by our board of trustees limits either the total amount of indebtedness or the specified percentage of indebtedness that we may incur. Accordingly, we could become more highly leveraged, resulting in increased risk of default on our obligations and in an increase in debt service requirements which could adversely affect our financial condition and results of operations and our ability to make distributions.

Our loan agreements contain customary representations, covenants and events of default. Certain loan agreements require us to comply with certain affirmative and negative covenants, including the maintenance of certain debt service coverage and leverage ratios. In addition, as of December 31, 2005, loans secured by five of our properties, totaling $44.5 million, are subject to cross-collateralization and cross-default provisions and two loans, aggregating $29.1 million, are also subject to cross-collateralization and cross-default provisions.

Interest expense on our variable debt as of December 31, 2005 would increase by $0.2 million annually for a 100 basis point increase in interest rates. We may seek additional variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, we would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.

We enter into interest-rate hedging transactions, including interest rate swaps and cap agreements, with counterparties. There can be no guarantee that the financial condition of these counterparties will enable them to fulfill their obligations under these agreements.

We may not be able to renew current leases and the terms of re-letting (including the cost of concessions to tenants) may be less favorable to us than current lease terms.

Upon the expiration of current leases for space located in our properties, we may not be able to re-let all or a portion of that space, or the terms of re-letting (including the cost of concessions to tenants) may be less favorable to us than current lease terms. If we are unable to re-let promptly all or a substantial portion of the space located in our properties or if the rental rates we receive upon re-letting are significantly lower than current rates, our net income and ability to make expected distributions to our shareholders will be adversely affected due to the resulting reduction in rent receipts. There can be no assurance that we will be able to retain tenants in any of our properties upon the expiration of their leases. See Item 2 – Properties – Lease Expirations in this Annual Report on Form 10-K for additional information as to the scheduled lease expirations in our portfolio.

Possible liability relating to environmental matters.

Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, as an owner of real property, we may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under our property, as well as certain other potential costs relating to hazardous or toxic substances (including government fines and penalties and damages for injuries to persons and adjacent property). These laws may impose liability without regard to whether we knew of, or were responsible for, the presence or disposal of those substances. This liability may be imposed on us in connection with the activities of an operator of, or tenant at, the property. The cost of any required remediation, removal, fines or personal or property damages and our liability therefore could exceed the value of the property and/or our aggregate assets. In addition, the presence of those substances, or the failure to properly dispose of or remove those substances, may adversely affect our ability to sell or rent that property or to borrow using that property as collateral, which, in turn, would reduce our revenues and ability to make distributions.

A property can also be adversely affected either through physical contamination or by virtue of an adverse effect upon value attributable to the migration of hazardous or toxic substances, or other contaminants that have or may have emanated from other properties. Although our tenants are primarily responsible for any environmental damages and claims related to the leased premises, in the event of the bankruptcy or inability of any of our tenants to satisfy any obligations with respect to the property leased to that tenant, we may be required to satisfy such obligations. In addition, we may be held directly liable for any such damages or claims irrespective of the provisions of any lease.

Back to Contents

From time to time, in connection with the conduct of our business, and prior to the acquisition of any property from a third party or as required by our financing sources, we authorize the preparation of Phase I environmental reports and, when necessary, Phase II environmental reports, with respect to our properties. Based upon these environmental reports and our ongoing review of our properties, as of the date of this prospectus supplement, we are not aware of any environmental condition with respect to any of our properties that we believe would be reasonably likely to have a material adverse effect on us. There can be no assurance, however, that the environmental reports will reveal all environmental conditions at our properties or that the following will not expose us to material liability in the future:

–	The discovery of previously unknown environmental conditions
–	Changes in law
–	Activities of tenants
–	Activities relating to properties in the vicinity of our properties

Changes in laws increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions may result in significant unanticipated expenditures or may otherwise adversely affect the operations of our tenants, which could adversely affect our financial condition or results of operations.

Competition may adversely affect our ability to purchase properties and to attract and retain tenants.

There are numerous commercial developers, real estate companies, financial institutions and other investors with greater financial resources than we have that compete with us in seeking properties for acquisition and tenants who will lease space in our properties. Our competitors include other REIT’s, financial institutions, insurance companies, pension funds, private companies and individuals. This competition may result in a higher cost for properties that we wish to purchase.

In addition, retailers at our properties face increasing competition from outlet malls, discount shopping clubs, internet commerce, direct mail and telemarketing, which could (i) reduce rents payable to us; (ii) reduce our ability to attract and retain tenants at our properties; and (iii) lead to increased vacancy rates at our properties.

We have pursued, and may in the future continue to pursue extensive growth opportunities which may result in significant demands on our operational, administrative and financial resources.

We have pursued extensive growth opportunities. This expansion has placed significant demands on our operational, administrative and financial resources. The continued growth of our real estate portfolio can be expected to continue to place a significant strain on its resources. Our future performance will depend in part on our ability to successfully attract and retain qualified management personnel to manage the growth and operations of our business and to finance such acquisitions. In addition, acquired properties may fail to operate at expected levels due to the numerous factors which may affect the value of real estate. There can be no assurance that we will have sufficient resources to identify and manage acquired properties or otherwise be able to maintain our historic rate of growth.

Our inability to carry out our growth strategy could adversely affect our financial condition and results of operations.

Our growth strategy is based on the acquisition and development of additional properties, including acquisitions through co-investment programs such as joint ventures. In the context of our business plan, “development” generally means an expansion or renovation of an existing property. The consummation of any future acquisitions will be subject to satisfactory completion of our extensive valuation analysis and due diligence review and to the negotiation of definitive documentation. We cannot be sure that we will be able to implement our strategy because we may have difficulty finding new properties, negotiating with new or existing tenants or securing acceptable financing.

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

Our board of trustees may change our investment policy without shareholder approval.

Our board of trustees will determine our investment and financing policies, our growth strategy and our debt, capitalization, distribution, acquisition, disposition and operating policies. Our board of trustees may establish investment criteria or limitations as it deems appropriate, but currently does not limit the number of properties in which we may seek to invest or on the concentration of investments in any one geographic region. Although our board of trustees has no present intention to revise or amend our strategies and policies, it may do so at any time without a vote by our shareholders. Accordingly, our shareholders’ control over changes in our strategies and policies is limited to the election of trustees, and changes made by our board of trustees may not serve the interests of all of our shareholders and could adversely affect our financial condition or results of operations, including our ability to distribute cash to shareholders or qualify as a REIT.

Back to Contents

There can be no assurance we have qualified or will remain qualified as a REIT for federal income tax purposes.

We believe that we have met the requirements for qualification as a REIT for federal income tax purposes beginning with our taxable year ended December 31, 1993, and we intend to continue to meet these requirements in the future. However, qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code, for which there are only limited judicial or administrative interpretations. No assurance can be given that we have qualified or will remain qualified as a REIT. The Internal Revenue Code provisions and income tax regulations applicable to REIT’s are more complex than those applicable to corporations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to continue to qualify as a REIT. In addition, no assurance can be given that legislation, regulations, administrative interpretations or court decisions will not significantly change the requirements for qualification as a REIT or the federal income tax consequences of such qualification. If we do not qualify as a REIT, we would not be allowed a deduction for distributions to shareholders in computing our net taxable income. In addition, our income would be subject to tax at the regular corporate rates. We also could be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. Cash available for distribution to our shareholders would be significantly reduced for each year in which we do not qualify as a REIT. In that event, we would not be required to continue to make distributions. Although we currently intend to continue to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause us, without the consent of the shareholders, to revoke the REIT election or to otherwise take action that would result in disqualification.

Distribution requirements imposed by law limit our operating flexibility.

To maintain our status as a REIT for federal income tax purposes, we are generally required to distribute to our shareholders at least 90% of our taxable income for that calendar year. Our taxable income is determined without regard to any deduction for dividends paid and by excluding net capital gains. To the extent that we satisfy the distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed income. In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our distributions in any year are less than the sum of (i) 85% of our ordinary income for that year; (ii) 95% of our capital gain net income for that year and; (iii) 100% of our undistributed taxable income from prior years. We intend to continue to make distributions to our shareholders to comply with the distribution requirements of the Internal Revenue Code and to reduce exposure to federal income and nondeductible excise taxes. Differences in timing between the receipt of income and the payment of expenses in determining our income and the effect of required debt amortization payments could require us to borrow funds on a short-term basis in order to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT.

Uninsured losses or a loss in excess of insured limits could adversely affect our financial condition.

We carry comprehensive liability, fire, extended coverage and rent loss insurance on most of our properties, with policy specifications and insured limits customarily carried for similar properties. However, with respect to those properties where the leases do not provide for abatement of rent under any circumstances, we generally do not maintain rent loss insurance. In addition, there are certain types of losses, such as losses resulting from wars, terrorism or acts of God that generally are not insured because they are either uninsurable or not economically insurable. Should an uninsured loss or a loss in excess of insured limits occur, we could lose capital invested in a property, as well as the anticipated future revenues from a property, while remaining obligated for any mortgage indebtedness or other financial obligations related to the property. Any loss of these types would adversely affect our financial condition.

Limits on ownership of our capital shares.

For the Company to qualify as a REIT for federal income tax purposes, among other requirements, not more than 50% of the value of our capital shares may be owned, directly or indirectly, by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities) during the last half of each taxable year after 1993, and such capital shares must be beneficially owned by 100 or more persons during at least 335 days of a taxable year of 12 months or during a proportionate part of a shorter taxable year (in each case, other than the first such year). Our Declaration of Trust includes certain restrictions regarding transfers of our capital shares and ownership limits that are intended to assist us in satisfying these limitations. These restrictions and limits may not be adequate in all cases, however, to prevent the transfer of our capital shares in violation of the ownership limitations. The ownership limit discussed above may have the effect of delaying, deferring or preventing someone from taking control of us.

Actual or constructive ownership of our capital shares in excess of the share ownership limits contained in our Declaration of Trust would cause the violative transfer or ownership to be null and void from the beginning and subject to purchase by us at a price equal to the lesser of (i) the price stipulated in the challenged transaction; and (ii) the fair market value of such shares (determined in accordance with the rules set forth in our declaration of trust). As a result, if a violative transfer were made, the recipient of the shares would not acquire any economic or voting rights attributable to the transferred shares. Additionally, the constructive ownership rules for these limits are complex and groups of related individuals or entities may be deemed a single owner and consequently in violation of the share ownership limits.

Back to Contents

Adverse legislative or regulatory tax changes could have an adverse effect on us.

There are a number of issues associated with an investment in a REIT that are related to the federal income tax laws, including, but not limited to, the consequences of failing to continue to qualify as a REIT. At any time, the federal income tax laws governing REIT’s or the administrative interpretations of those laws may be amended. Any of those new laws or interpretations may take effect retroactively and could adversely affect us or our shareholders. Recently enacted legislation reduces tax rates applicable to certain corporate dividends paid to most domestic noncorporate shareholders. REIT dividends generally would not be eligible for reduced rates because a REIT’s income generally is not subject to corporate level tax. As a result, investment in non-REIT corporations may be viewed as relatively more attractive than investment in REIT’s by domestic noncorporate investors. This could adversely affect the market price of the Company’s shares.

Concentration of ownership by certain investors.

Six shareholders own more than 5% individually, and 45.7% in the aggregate, of our Common Shares.  A significant concentration of ownership may allow an investor to exert a greater influence over our management and affairs and may have the effect of delaying, deferring or preventing a change in control of us.

Restrictions on a potential change of control.

Our Board of Trustees is authorized by our Declaration of Trust to establish and issue one or more series of preferred shares without shareholder approval. We have not established any series of preferred shares, however, the establishment and issuance of a series of preferred shares could make more difficult a change of control of us that could be in the best interest of the shareholders.

In addition, we have entered into an employment agreement with our Chief Executive Officer and severance agreements are in place with our senior vice presidents which provide that, upon the occurrence of a change in control of us, those executive officers would be entitled to certain termination or severance payments made by us (which may include a lump sum payment equal to defined percentages of annual salary and prior years’ average bonuses, paid in accordance with the terms and conditions of the respective agreement), which could deter a change of control of us that could be in our best interest.

The loss of a key executive officer could have an adverse effect on us.

Our success depends on the contribution of key management members. The loss of the services of Kenneth F. Bernstein, President and Chief Executive Officer, or other key executive-level employees could have a material adverse effect on our results of operations. Although we have entered into an employment agreement with our President, Kenneth F. Bernstein, the loss of his services could have an adverse effect on our operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

SHOPPING CENTER PROPERTIES

The discussion and tables in Item 2 include properties held through joint ventures in which we own a partial interest (“Joint Venture Portfolio”). Except where noted, it does not include our partial interest in 25 anchor-only leases with Kroger and Safeway supermarkets as previously discussed in  “PROPERTY ACQUISITIONS” in Item 1 of this Form 10-K , as the majority of these properties are free-standing and all are triple-net leases.

As of December 31, 2005, we owned and operated 46 shopping centers as part of our wholly-owned portfolio and the Joint Venture Portfolio, which included a mixed-use property (retail and residential), ten properties under redevelopment and one property under development. Our shopping centers, which total approximately 7.7 million square feet of gross leaseable area (“GLA”), are located in 15 states and are generally well-established, anchored community and neighborhood shopping centers. The operating properties are diverse in size, ranging from approximately 17,000 to 775,000 square feet with an average size of 199,000 square feet. As of December 31, 2005, our wholly-owned portfolio and the Joint Venture Portfolio (excluding properties under redevelopment) were 94.3% and 96.8% occupied, respectively. Our shopping centers are typically anchored by supermarkets or value-oriented retail.

We had approximately 671 leases as of December 31, 2005. Greater than 50% of our rental revenues were from national tenants. A majority of the income from the properties consists of rent received under long-term leases. Most of these leases provide for the payment of fixed minimum rent monthly in advance and for the payment by tenants of a pro-rata share of the real estate taxes, insurance, utilities and common area maintenance of the shopping centers. Minimum rents and expense reimbursements accounted for approximately 80% of our total revenues for the year ended December 31, 2005.

As of December 31, 2005, approximately 45% of our existing leases also provided for the payment of percentage rents either in addition to, or in place of, minimum rents. These arrangements generally provide for payment to us of a certain percentage of a tenant’s gross sales in excess of a stipulated annual amount. Percentage rents accounted for approximately 1% of the total 2005 revenues of the Company.

Back to Contents

Five of our shopping center properties are subject to long-term ground leases in which a third party owns and has leased the underlying land to us. We pay rent for the use of the land at four locations and are responsible for all costs and expenses associated with the building and improvements at all five locations.

No individual property contributed in excess of 10% of our total revenues for the years ended December 31, 2005, 2004 and 2003.

Reference is made to our consolidated financial statements in Item 8 of this Annual Report on form 10-K for information on the mortgage debt pertaining to our properties.

The following sets forth more specific information with respect to each of our shopping centers at December 31, 2005:

Shopping Center	Location	Year Constructed (C) Acquired(A)		Ownership Interest	GLA		Occupancy (1) % 12/31/05	Anchor Tenants Current Lease Expiration/ Lease Option Expiration

NEW YORK REGION
New York
Soundview Marketplace	Port Washington	1998 (A	)	LI/Fee (5)	183,675		94%	King Kullen 2007/2022 Clearview Cinema 2010/2030
Village Commons Shopping Center	Smithtown	1998 (A	)	Fee	87,306		100%	Daffy’s 2008/2028 Walgreens 2021/none
Branch Shopping Plaza	Smithtown	1998 (A	)	LI (5)	125,724		99%	Waldbaum’s 2013/2028 CVS 2010/--
New Loudon Center	Latham	1982 (A	)	Fee	255,826		100%	Price Chopper 2015/2035 Marshall’s 2014/2029 Bon Ton 2014/2034 Raymore & Flanigan 2019/2034 AC Moore 2009/2014
Pacesetter Park Shopping Center	Pomona	1999 (A	)	Fee	96,698		96%	Stop & Shop 2020/2040
Amboy Road	Staten Island	2005 (A	)	LI (5)	59,979		100%	Waldbaum’s 2028/-- Duane Reade 2008/2018
Bartow Avenue	Bronx	2005 (C	)	Fee	14,694		51%
New Jersey
Elmwood Park Shopping Center	Elmwood Park	1998 (A	)	Fee	149,085		98%	Pathmark 2017/2052 Walgreen’s 2022/2062
Marketplace of Absecon	Absecon	1998 (A	)	Fee	105,097		97%	Acme 2015/2055 Eckerd Drug 2020/2040
Ledgewood Mall	Ledgewood	1983 (A	)	Fee	517,077		95%	Wal-Mart 2019/2049 Macy’s 2010/2025 The Sports’ Authority 2007/2037 Circuit City 2020/2040 Marshall’s 2014/2034 Barnes & Noble 2010/2035 Ashley Furniture 2010/2030
NEW ENGLAND REGION
Connecticut
Town Line Plaza	Rocky Hill	1998 (A	)	Fee	206,178	(2)	96%	Stop & Shop 2023/2063 Wal-Mart(2)
239 Greenwich Avenue	Greenwich	1998 (A	)	Fee	16,834	(3)(4)	100%	Restoration Hardware 2015/2025 Coach 2016/2021
Massachusetts
Methuen Shopping Center	Methuen	1998 (A	)	LI/Fee (5)	130,238		92%	DeMoulas Market 2015/2020 Wal-Mart 2011/2051
Crescent Plaza	Brockton	1984 (A	)	Fee	218,141		99%	Shaw’s 2012/2042 Home Depot 2021/2056
Rhode Island
Walnut Hill Plaza	Woonsocket	1998 (A	)	Fee	283,235		99%	Shaw’s 2013/2043 Sears 2008/2033 CVS 2009/2014
Vermont
The Gateway Shopping Center	South Burlington	1999 (A	)	Fee	101,792		99%	Shaw’s 2024/2054

Back to Contents

Shopping Center	Location	Year Constructed (C) Acquired(A)		Ownership Interest	GLA		Occupancy (1) % 12/31/05	Anchor Tenants Current Lease Expiration/ Lease Option Expiration

MIDWEST REGION
Illinois
Hobson West Plaza	Naperville	1998 (A	)	Fee	99,044		99%	Bobak’s Market & Restaurant 2007/2032
Indiana
Merrillville Plaza	Merrillville	1998 (A	)	Fee	235,605		94%	TJ Maxx 2009/2014 JC Penney 2008/2018 Office Max 2008/2028 Pier I 2009/-- David’s Bridal 2010/2020 Toys R Us 2014/2039
Michigan
Bloomfield Town Square	Bloomfield Hills	1998 (A	)	Fee	214,866		97%	TJ Maxx 2009/-- Marshalls 2011/2026 Home Goods 2010/2025
Ohio
Mad River Station	Dayton	1999 (A	)	Fee	155,739	(7)	82%	Babies ‘R’ Us 2010/2020 Office Depot 2010/-- Pier I 2010/--
MID-ATLANTIC REGION
Pennsylvania
Abington Towne Center	Abington	1998 (A	)	Fee	216,355	(6)	99%	TJ Maxx 2010/2020 Target (6)
Blackman Plaza	Wilkes-Barre	1968 (C	)	Fee	121,341		92%	Kmart 2009/2049 Eckerd Drug 2006/--
Bradford Towne Centre	Towanda	1993 (C	)	Fee	256,939		91%	P&C Foods 2014/2024 Kmart 2019/2069
Greenridge Plaza	Scranton	1986 (C	)	Fee	191,755		79%	Giant Food 2021/2051
Luzerne Street Shopping Center	Scranton	1983 (A	)	Fee	58,228		87%	Eckerd Drug 2009/2019 Price Rite/Wakefern 2015/2035
Mark Plaza	Edwardsville	1968 (C	)	LI/Fee (5)	216,047		97%	Redner’s Markets 2018/2028 Kmart 2009/2049
Pittston Plaza	Pittston	1994 (C	)	Fee	79,494		96%	Redner’s Markets 2018/2028 Eckerd Drug 2006/2016
Plaza 422	Lebanon	1972 (C	)	Fee	155,026		69%	Home Depot 2028/2058
Route 6 Mall	Honesdale	1994 (C	)	Fee	175,507		99%	Weis Markets (not owned) Kmart 2020/2070 Eckerd Drug 2011/2026 Fashion Bug 2006/--

	Wholly-owned portfolio				4,727,525		94%

PROPERTIES HELD IN JOINT VENTURES

NEW YORK REGION
New York
Crossroads Shopping Center	White Plains	1998(A	)	JV (8)	310,644	100%	Waldbaum’s 2007/2032 Kmart 2012/2022 B. Dalton 2012/2017 Modell’s 2009/2019 Pier I 2007/2017 Pay Half 2018/--

Back to Contents

Shopping Center	Location	Year Constructed (C) Acquired(A)		Ownership Interest	GLA	Occupancy (1) % 12/31/05	Anchor Tenants Current Lease Expiration/ Lease Option Expiration

MID-ATLANTIC REGION
Delaware
Brandywine Town Center	Wilmington	2003(A	)	JV (10)	775,932	100%
Annie Sez (Big M) 2007/2022
Michaels 2011/2026
Old Navy (The Gap) 2011/2016
Petsmart 2017/2042
Thomasville Furniture 2011/2021
World Market 2015/--
Access Group 2015/2025
Bed, Bath & Beyond 2014/2029
Dick’s Sporting Goods 2013/2028
Lowe’s Home Centers 2018/2048
Regal Cinemas 2017/2037
Target 2018/2068
Kincaid Furniture 2010/--
Transunion Settlement 2013/2018
The Bombay Company 2015/2025
Lane Home Furnishings 2015/--
Tutor Time 2010/2025
Moe’s 2015/--
MJM Designer 2015/--
New Balance

Market Square Shopping Center	Wilmington	2003(A	)	JV (10)	102,762	100%	Trader Joe’s 2013/2028 TJ Maxx 2006/2016
MIDWEST REGION
Ohio
Amherst Marketplace	Cleveland	2002(A	)	JV (10)	79,937	100%	Giant Eagle 2021/2041 Riser Foods Company/Pharmacy 2012/2027
Granville Centre	Columbus	2002(A	)	JV (10)	134,999	44%	California Fitness 2017/2027
Sheffield Crossing	Cleveland	2002(A	)	JV (10)	112,534	94%	Giant Eagle 2022/2042 Revco Drug 2012/2027
VARIOUS REGIONS
Kroger/Safeway Portfolio	Various	2003 (A	)	JV (10)	1,018,100	100%	25 Kroger/Safeway Supermarkets 2009/2049
JV REDEVELOPMENTS
Michigan
Sterling Heights Shopping Center	Detroit	2004(A	)	JV (10)	154,838	55%	Burlington Coat Factory 2024/--
New York
Tarrytown Shopping Center	Westchester	2004(A	)	JV (10)	38,930	63%	Walgreen’s 2080/--
400 E. Fordham Road	Bronx	2004(A	)	JV (11)	117,355	100%	Sears 2007/--
Pelham Manor Shopping Plaza	Westchester/Bronx	2004(A	)	JV (5)(11)	398,775	51%
161st Street	Bronx	2005(A	)	JV (11)	223,611	100%	City of New York 2006/--
Sherman Avenue	New York	2005(A	)	JV (11)	134,773	100%	Pilot Garage 2007/--
South Carolina
Hitchcock Plaza	Aiken	2004(A	)	JV (10)	233,886	27%
Pine Log Plaza	Aiken	2004(A	)	JV (10)	35,064	91%	Farmer’s Furniture 2009/2014
Virginia
Haygood Shopping Center	Virginia Beach	2004(A	)	JV (10)	153,999	73%	Eckerd Drug 2009/--

	Joint Venture Portfolio				4,026,139	86%

Back to Contents

Notes:

(1)	Does not include space leased for which rent has not yet commenced.
(2)	Includes a 92,500 square foot Wal-Mart which is not owned us.
(3)	In addition to the 16,834 square feet of retail GLA, this property also has 21 apartments comprising 14,434 square feet.
(4)	Coach is a new tenant and executed an eleven year lease with one five-year option.
(5)	We are a ground lessee under a long-term ground lease.
(6)	Includes a 157,616 square foot Target Store that is not owned by the Company.
(7)	The GLA for this property includes 28,205 square feet of office space.
(8)	We have a 49% investment in this property.
(9)	Does not include 80,000 square feet of new space in Phase II of the Brandywine Town Center, which will be paid for by Fund I on an Earn-out basis only if, and when, it is leased.
(10)	We have invested in this asset through Fund I.
(11)	We have invested in this asset through Fund II.

MAJOR TENANTS

No individual retail tenant accounted for more than 5.5% of minimum rents for the year ended December 31, 2005 or 10.0% of total leased GLA as of December 31, 2005. The following table sets forth certain information for the 20 largest retail tenants based upon minimum rents in place as of December 31, 2005. The table includes leases related to our partial interest in 25 anchor-only leases with Kroger and Safeway supermarkets. The below amounts include our pro-rata share of GLA and annualized base rent for our partial ownership interest in properties (GLA and rent in thousands):

				Percentage of Total Represented by Retail Tenant
Retail Tenant	Number of Stores in Portfolio	Total GLA	Annualized Base Rent (1)
				Total Portfolio GLA (2)	Annualized Base Rent (2)

Albertson’s (Shaw’s, Acme)	4	221	$3,013	4.0%	5.5%
Sears (Sears, Kmart)	7	553	2,156	10.0%	4.0%
T.J. Maxx (T.J. Maxx, Marshalls, A.J. Wrights)	10	296	2,132	5.4%	3.9%
A&P (Waldbaum’s)	2	119	1,913	2.2%	3.5%
Ahold (Giant, Stop & Shop)	3	179	1,569	3.2%	2.9%
Wal-Mart	2	210	1,515	3.8%	2.8%
Brook’s Drug	7	81	1,070	1.5%	2.0%
Home Depot	2	211	1,010	3.8%	1.9%
Pathmark	1	48	955	0.9%	1.8%
Redner’s Supermarket	2	112	876	2.0%	1.6%
Restoration Hardware	1	9	697	0.2%	1.3%
Kroger (3)	12	132	722	2.4%	1.3%
Safeway (4)	13	104	722	1.9%	1.3%
Price Chopper	2	77	804	1.4%	1.5%
Clearview Cinema (5)	1	25	686	0.5%	1.3%
Federated (Macy’s)	1	73	651	1.3%	1.2%
JC Penney	2	73	592	1.3%	1.1%
Walgreen’s	2	24	589	0.4%	1.1%
King Kullen	1	48	563	0.9%	1.0%
Payless Shoes	10	38	601	0.7%	1.1%

Total	85	2,633	$22,836	47.8%	42.1%

Back to Contents

Notes:

(1)	Base rents do not include percentage rents (except where noted), additional rents for property expense reimbursements, and contractual rent escalations due after December 31, 2005.
(2)	Represents total GLA and annualized base rent for our retail properties including its pro-rata share of Joint Venture Properties.
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

LEASE EXPIRATIONS

The following table shows scheduled lease expirations for retail tenants in place as of December 31, 2005, assuming that none of the tenants exercise renewal options.  Leases related to our joint venture properties are shown separately below before our pro-rata share of annual base rent and GLA (GLA and rent in thousands):

Wholly-Owned Portfolio:

		Annualized Base Rent (1)		GLA

Leases maturing in	Number of Leases	Current Annual Rent	Percentage of Total	Square Feet	Percentage of Total

2006	86	$3,476	8%	288	7%
2007	66	4,386	10%	390	9%
2008	58	4,676	10%	338	8%
2009	66	4,716	10%	547	13%
2010	54	5,591	12%	509	12%
2011	23	2,340	5%	213	5%
2012	8	885	2%	66	2%
2013	15	2,295	5%	157	4%
2014	23	2,408	5%	307	7%
2015	19	3,678	8%	242	6%
Thereafter	33	11,071	25%	1,146	27%

Total	451	$45,522	100%	4,203	100%

Joint Venture Portfolio:

		Annualized Base Rent (1)		GLA

Leases maturing in	Number of Leases	Current Annual Rent	Percentage of Total	Square Feet	Percentage of Total

2006	51	$6,497	16%	491	14%
2007	31	4,451	11%	476	14%
2008	23	1,565	4%	67	2%
2009	44	10,012	24%	1,132	33%
2010	11	705	2%	43	1%
2011	7	1,773	4%	76	2%
2012	6	1,377	3%	139	4%
2013	8	2,083	5%	119	3%
2014	13	2,172	5%	119	3%
Thereafter	26	10,621	26%	819	24%

Total	220	$41,256	100%	3,481	100%

Notes:

(1)	Base rents do not include percentage rents, additional rents for property expense reimbursements, nor contractual rent escalations due after December 31, 2005.

Back to Contents

GEOGRAPHIC CONCENTRATIONS

The following table summarizes our retail properties by region as of December 31, 2005. (GLA and rent in thousands):

					Percentage of Total Represented by Region
				Annualized Base Rent per Leased Square Foot
Region	GLA (1)	Occupied % (2)	Annualized Base Rent (2)		GLA	Annualized Base Rent

Wholly-Owned Portfolio:
New York Region	734	97%	$14,735	$20.79	16%	32%
New England	1,195	98%	9,847	9.19	25%	22%
Midwest	705	93%	7,597	11.58	15%	17%
Mid-Atlantic	839	96%	7,023	10.79	18%	15%
Northeastern Pennsylvania	1,254	89%	6,320	5.67	26%	14%

Total Wholly-Owned Portfolio	4,727	94%	$45,522	$10.83	100%	100%

Joint Venture Portfolio:
Operating Properties
Midwest (3)	327	75%	$2,619	$10.67	22%	12%
Mid-Atlantic (3,4)	879	100%	13,961	15.89	58%	62%
New York Region (5)	311	100%	6,054	19.49	20%	26%

Total Operating Properties	1,517	94%	22,634	15.77	100%	100%

Redevelopment Properties:
Midwest (6)	155	55%	427	5.02	11%	4%
Mid-Atlantic (6)	423	49%	1,524	7.36	28%	16%
New York Region (7)	913	77%	8,007	11.36	61%	80%

Total Redevelopment Properties	1,491	67%	9,958	9.99	100%	100%

Total Joint Venture Portfolio	3,008	81%	$32,592	$13.40	100%	100%

Notes:

(1)	Property GLA includes a total of 255 square feet which is not owned us. This square footage has been excluded for calculating annualized base rent per square foot.
(2)	The above occupancy and rent amounts do not include space which is currently leased, but for which rent payment has not yet commenced.
(3)	We have a 22% interest in Fund I which owns these properties.
(4)
Does not include 80,000 square feet of new space in Phase II of the Brandywine Town Center, which will be paid for by us on an “earn-out basis” only if, and when it is leased. Subsequent to December 31, 2005, the Brandywine portfolio was recapitalized through the conversion of the 77.8% interest previously held by institutional investors in Fund I to GDC Properties. We have retained our existing 22.2% interest.

(5)	We have a 49% interest in two partnerships which, together, own the Crossroads Shopping Center.
(6)	We have a 22% interest in Fund I which has interests ranging from 50% to 90% of these properties.
(7)
We have a 22% interest in Fund I which owns 50% of the Tarrytown Shopping Center and a 20% interest in Fund II which owns 97% of 400 East Fordham Road and Pelham Manor Shopping Plaza Sherman Avenue and 161st Street.

Back to Contents

MULTI-FAMILY PROPERTIES

We own two multi-family properties located in the Mid-Atlantic and Midwest regions. The properties average 737 units and as of December 31, 2005, had an average occupancy rate of 98%. The following sets forth more specific information with respect to each of our multi-family properties at December 31, 2005:

Multi-Family Property	Location	Year Acquired	Ownership Interest	Units	% Occupied

Missouri (1)
Gate House, Holiday House, Tiger Village and Colony Apartments	Columbia	1998	Fee	874	99%
North Carolina
Village Apartments	Winston Salem	1998	Fee	600	96%

		Totals		1,474	98%

Notes:

(1)	We own four contiguous residential complexes in Columbia, Missouri which, although owned in two separate entities, are managed as a single property and therefore reflected as such.

ITEM 3.   LEGAL PROCEEDINGS

We are involved in other various matters of litigation arising in the normal course of business. While we are unable to predict with certainty the amounts involved, management is of the opinion that, when such litigation is resolved, our resulting liability, if any, will not have a significant effect on our consolidated financial position or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of 2005.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)   Market Information

The following table shows, for the period indicated, the high and low sales price for the Common Shares as reported on the New York Stock Exchange, and cash dividends paid during the two years ended December 31, 2005 and 2004:

Quarter Ended	High	Low	Dividend Per Share

2005
March 31, 2005	$16.60	$15.60	$0.1725
June 30, 2005	18.65	15.53	0.1725
September 30, 2005	19.89	17.45	0.1725
December 31, 2005	20.76	16.66	0.1850
2004
March 31, 2004	$15.00	$12.36	$0.1600
June 30, 2004	14.30	11.38	0.1600
September 30, 2004	15.11	13.03	0.1600
December 31, 2004	16.49	14.70	0.1725

At March 15, 2006, there were 349 holders of record of the Company’s Common Shares.

(b)   Dividends

We have determined that for 2005, 95% of the total dividends distributed to shareholders represented ordinary income, 3% represented unrecaptured section 1250 gain and 2% represented nontaxable return of capital. Our cash flow is affected by a number of factors, including the revenues received from rental properties, our operating expenses, the interest expense on its borrowings, the ability of lessees to meet their obligations to us and unanticipated capital expenditures. Future dividends paid by us will be at the discretion of the Trustees and will depend on our actual cash flows, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Trustees deem relevant.

Back to Contents

(c)    Issuer purchases of equity securities

We have an existing share repurchase program that authorizes management, at its discretion, to repurchase up to $20.0 million of our  outstanding Common Shares. Through March 15, 2006, we had repurchased 2.1 million Common Shares at a total cost of $11.7 million of which 2.0 million of these Common Shares have been subsequently reissued.  The program may be discontinued or extended at any time and there is no assurance that we will purchase the full amount authorized. There were no Common Shares repurchased by us during the fiscal year ended December 31, 2005.

(d)   Securities authorized for issuance under equity compensation plans

The following table provides information related to our 1999 Share Incentive Plan (the “1999 Plan”) and 2003 Share Incentive Plan (the “2003 Plan”) as of December 31, 2005:

	Equity Compensation Plan Information

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights)	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)

Equity compensation plans approved by security holders	477,242	$8.03	3,021,053	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	477,242	$8.03	3,021,053	(1)

Notes:

(1)
The 1999 and 2003 Plans authorize the issuance of options equal to up to a total of 12% of the total Common Shares outstanding from time to time on a fully diluted basis. However, not more than 4,000,000 of the Common Shares in the aggregate may be issued pursuant to the exercise of options and no participant may receive more than 5,000,000 Common Shares during the term of the 1999 and 2003 Plans. Remaining available is based on 31,542,942 outstanding Common Shares and 653,360 OP Units as of December 31, 2005, less the issuance of a total of 365,261 restricted shares granted through the same date.

Back to Contents

ITEM 6.   SELECTED FINANCIAL DATA

The following table sets forth, on a historical basis, our selected financial data. This information should be read in conjunction with our audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this Form 10-K.

	Years ended December 31,

	2005	2004	2003	2002	2001

OPERATING DATA:
Revenues	$83,318	$71,657	$66,646	$65,916	$57,327
Operating expenses	38,958	33,774	33,361	29,737	27,959
Interest expense	11,423	10,436	9,896	9,545	10,800
Depreciation and amortization	16,763	15,470	17,195	14,040	12,983
Abandoned project costs	—	—	—	274	—
Gain in sale of land	—	932	1,187	1,530	—
Equity in earnings of unconsolidated partnerships	8,228	1,797	2,411	628	504
Minority interest	(695)	(1,190)	(1,399)	(2,994)	(1,372)
Income taxes	(2,140)	—	—	—	—

Income from continuing operations	21,567	13,516	8,393	11,484	4,717
(Loss) income from discontinued operations	(941)	6,069	(540)	7,915	5,234

Income before cumulative effect of a change in accounting principle	20,626	19,585	7,853	19,399	9,951
Cumulative effect of a change in accounting principle	—	—	—	—	(149)

Net income	$20,626	$19,585	$7,853	$19,399	$9,802

Basic earnings per share:
Income from continuing operations	$0.68	$0.46	$0.32	$0.45	$0.16
(Loss) income from discontinued operations	(0.03)	0.21	(0.02)	0.32	0.20
Cumulative effect of a change in accounting principle	—	—	—	—	(0.01)

Basic earnings per share	$0.65	$0.67	$0.30	$0.77	$0.35

Diluted earnings per share:
Income from continuing operations	$0.67	$0.45	$0.31	$0.45	$0.16
(Loss) income from discontinued operations	(0.03)	0.20	(0.02)	0.31	0.20
Cumulative effect of a change in accounting principle	—	—	—	—	(0.01)

Diluted earnings per share	$0.64	$0.65	$0.29	$0.76	$0.35

Weighted average number of Common Shares outstanding
- basic	31,949	29,341	26,640	25,321	28,313
- diluted (1)	32,214	29,912	27,232	25,806	—
Cash dividends declared per Common Share	$0.7025	$0.6525	$0.61	$0.52	$0.48
BALANCE SHEET DATA:
Real estate before accumulated depreciation	$435,751	$414,974	$407,220	$393,652	$378,216
Total assets	499,058	405,647	388,184	410,935	493,939
Total mortgage indebtedness	238,448	153,361	173,070	181,690	190,462

Minority interest – Operating Partnership	9,204	5,743	7,875	22,745	37,387
Total equity	220,576	216,924	169,734	161,323	179,098
OTHER:
Funds from Operations (2)	$35,842	$30,004	$27,664	$30,162	$13,487
Cash flows provided by (used in):
Operating activities	23,959	25,468	20,118	30,008	21,039
Investing activities	(59,478)	(16,371)	(20,940)	47,553	(11,717)
Financing activities	61,632	(9,757)	(30,187)	(66,531)	(7,047)

Back to Contents

Notes:

(1)	For 2001, the weighted average number of shares outstanding on a diluted basis is not presented as the inclusion of additional shares was anti-dilutive.
(2)
The Company considers funds from operations (“FFO”) as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) to be an appropriate supplemental disclosure of operating performance for an equity REIT due to its widespread acceptance and use within the REIT and analyst communities. FFO is presented to assist investors in analyzing the performance of the Company. It is helpful as it excludes various items included in net income that are not indicative of the operating performance, such as gains (losses) from sales of depreciated property and depreciation and amortization. However, the Company’s method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REIT’s. FFO does not represent cash generated from operations as defined by generally accepted accounting principles (“GAAP”) and is not indicative of cash available to fund all cash needs, including distributions. It should not be considered as an alternative to net income for the purpose of evaluating the Company’s performance or to cash flows as a measure of liquidity. Consistent with the NAREIT definition, the Company defines FFO as net income (computed in accordance with GAAP), excluding gains (losses) from sales of depreciated property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Funds from Operations for the reconciliation of net income to FFO.

ITEM 7.   MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements (including the related notes thereto) appearing elsewhere in this Form 10-K. Certain statements contained in this Annual Report on Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 and as such may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative thereof or other variations thereon or comparable terminology. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to those set forth under the heading “Risk Factors” in this Annual Report on Form 10-K. These risks and uncertainties should be considered in evaluating any forward-looking statements contained or incorporated by reference herein.

OVERVIEW

We currently operate 71 properties, which we own or have an ownership interest in, consisting of 69 neighborhood and community shopping centers and two multi-family properties, which are located primarily in the Northeast, Mid-Atlantic and Midwestern regions of the United States. We receive income primarily from the rental revenue from our properties, including recoveries from tenants, offset by operating and overhead expenses.

We focus on three primary areas in executing our business plan as follows:

–   Focus on maximizing the return on our existing portfolio through leasing and property redevelopment activities. Our redevelopment program is a significant and ongoing component of managing our existing portfolio and focuses on selecting well-located neighborhood and community shopping centers and creating significant value through re-tenanting and property redevelopment.

–   Pursue above-average returns through a disciplined and opportunistic acquisition program. The primary conduits for our acquisition program are through our existing acquisition joint venture, Acadia Strategic Opportunity Fund II, LLC (“Fund II”), as well as the Retailer Controlled Property Venture (“RCP Venture”) established to invest in surplus or underutilized properties owned or controlled by retailers and the New York Urban Infill Redevelopment initiative which focuses on investing in redevelopment projects in urban, dense areas where retail tenant demand has effectively surpassed the supply of available sites.

– Maintain a strong balance sheet, which provides us with the financial flexibility to fund both property redevelopment and acquisition opportunities.

RESULTS OF OPERATIONS

Comparison of the year ended December 31, 2005 (“2005”) to the year ended December 31, 2004 (“2004”)

			Change

Revenues:	2005	2004	$	%

Minimum rents	$52.7	$50.7	$2.0	4%
Percentage rents	0.7	0.9	(0.2)	(22)%
Expense reimbursements	14.0	13.0	1.0	8%
Other property income	0.8	0.6	0.2	33%
Management fee income	11.5	4.8	6.7	140%
Interest income	3.6	1.5	2.1	140%
Other	—	0.2	(0.2)	(100)%

Total revenues	$83.3	$71.7	$11.6	16%

Back to Contents

The increase in minimum rents was attributable to additional rents following the purchase of Amboy Road shopping center in July 2005, re-tenanting activities as well as increased occupancy across the portfolio.

Real estate tax reimbursements increased $0.5 million primarily as a result of general increases in real estate taxes as well as re-tenanting activities throughout the portfolio.  CAM expense reimbursements increased $0.5 million as a result of increased tenant reimbursements of higher snow removal costs in 2005.

Management fee income increased as a result of additional leasing fees from Fund I of $0.9 million, increased asset management fees of $2.2 million from Fund II (which was formed in June 2004), a $2.6 million increase in management fees related to the acquisition of certain management contract rights in January 2004 and February 2005  and promote income on the Mervyns investment in 2005 of $1.0 million.

The increase in interest income was a combination of additional interest income on our advances and notes receivable originated in 2004 and 2005 and additional interest income earned following our preferred equity investment in Levitz in 2005.

			Change

Operating Expenses:	2005	2004	$	%

Property operating	$14.3	$14.5	$(0.2)	(1)%
Real estate taxes	9.2	8.8	0.4	5%
General and administrative	15.4	10.4	5.0	48%
Depreciation and amortization	16.8	15.5	1.3	8%

Total operating expenses	$55.7	$49.2	$6.5	13%

The decrease in property operating expenses was primarily a result of the recovery of $0.5 million in 2005 related to the settlement of our insurance claim in connection with the flood damage incurred at Mark Plaza.  A non-recurring charge of approximately $0.7 million related to this flood damage was recorded in 2004.  This decrease was partially offset by higher snow removal costs in 2005.

Real estate taxes increased as a result of general increases in real estate taxes experienced across the portfolio.

The increase in general and administrative expense was attributable to increased compensation expense and other overhead expenses following the expansion of our infrastructure related to increased investment activity in fund assets and asset management services.

Depreciation expense increased $0.3 million in 2005 which was primarily attributable to increased depreciation expense related to capitalized tenant installation costs in 2004 and 2005.  Amortization expense increased $1.0 million primarily as a result of the write-off of certain Klaff management contracts following the disposition of these assets.

			Change

Other:	2005	2004	$	%

Equity in earnings of unconsolidated partnerships	$8.2	$1.8	$6.4	356%
Interest Expense	(11.4)	(10.4)	(1.0)	(10)%
Gain on Sale	—	0.9	(0.9)	(100)%
Minority Interest	(0.7)	(1.2)	0.5	42%
Income Taxes	(2.1)	—	(2.1)	(100)%
(Loss) income from discontinued operations	(0.9)	6.1	(7.0)	(115)%

Equity in earnings of unconsolidated partnerships increased primarily as a result of our $5.0 million share of gain, through our investment funds, from the sale of certain Mervyn’s locations and our share of bankruptcy proceeds from Penn Traffic through Fund I of $0.2 million.

The increase in interest expense was attributable to higher average outstanding balances in 2005 of $0.8 million and higher average interest rates on the portfolio mortgage debt in 2005.

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

Income taxes in 2005 relate to our share of the income taxes on gain, through our investment funds, from the sale of certain Mervyn’s locations during the third and fourth quarters of 2005.

Income (loss) from discontinued operations represents activity related to properties sold during 2004 and 2005.

Back to Contents

Comparison of the year ended December 31, 2004 (“2004”) to the year ended December 31, 2003 (“2003”)

			Change

Revenues:	2004	2003	$	%

Minimum rents	$50.7	$48.1	$2.6	5%
Percentage rents	0.9	1.0	(0.1)	(10)%
Expense reimbursements	13.0	12.8	0.2	2%
Other property income	0.6	0.7	(0.1)	(14)%
Management fee Income	4.8	2.0	2.8	140%
Interest income	1.5	0.8	0.7	88%
Other	0.2	1.2	(1.0)	(83)%

Total revenues	$71.7	$66.6	$5.1	7.7%

The increase in minimum rents was attributable to an increase in rents following the redevelopment of the Gateway shopping center in 2003 and an increase in rents from re-tenanting activities as well as increased occupancy across the portfolio.

Real estate tax reimbursements increased $0.5 million primarily as a result of general increases in real estate taxes as well as re-tenanting activities throughout the portfolio.  CAM expense reimbursements decreased $0.3 million primarily from tenant reimbursements of lower snow removal costs in 2004 offset by increased tenant reimbursements following re-tenanting activities across the portfolio.

Management fee income increased as a result of asset management fees from Fund II of $1.7 million and an increase in management fees $0.9 million related to the acquisition of certain management contract rights in 2004.

Other income decreased primarily due to a lump sum additional rent payment of $1.2 million received from a former tenant during 2003 in connection with the re-anchoring of the Branch Plaza.

			Change

Operating Expenses:	2004	2003	$	%

Property operating	$14.5	$14.4	$0.1	1%
Real estate taxes	8.8	8.2	0.6	7%
General and administrative	10.4	10.7	(0.3)	(3)%
Depreciation and amortization	15.5	17.2	(1.7)	(10)%

Total operating expenses	$49.2	$50.5	$(1.3)	(3)%

Property operating expenses increased primarily due to the result of a non-recurring charge of approximately $0.7 million related to flood damage at the Mark Plaza in 2004 offset by higher snow removal costs during 2003.

Real estate taxes increased primarily due to a real estate tax refund received in 2003 related to the appeal of taxes paid in prior years at the Greenridge Plaza and higher real estate taxes throughout the portfolio in 2004.

General and administrative expense decreased primarily as the result of certain employee termination costs in 2003 and our capitalization of certain internal leasing costs in 2004 offset by additional professional fees related to Sarbanes-Oxley compliance in 2004.

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

			Change

Other	2004	2003	$	%

Equity in earnings of unconsolidated partnerships	$1.8	$2.4	$(0.6)	(25)%
Interest expense	(10.4)	(9.9)	(0.5)	5%
Gain on sale	0.9	1.2	(0.3)	(25)%
Minority interest	(1.2)	(1.4)	0.2	(14)%
Operating loss from discontinued operations	(0.6)	(0.6)	0.0	—
Discontinued operations - gain on sale of properties	6.7	0.0	6.7	100%

Interest expense increase was primarily attributable to an increase of $0.4 million as a result of higher average interest rates on the portfolio debt for 2004 and a decrease of $0.1 million in capitalized interest in 2004.

Income from discontinued operations increased $6.7 million due to a property sale in 2004.

Back to Contents

Funds from Operations

We consider funds from operations (“FFO”) as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) to be an appropriate supplemental disclosure of operating performance for an equity REIT due to its widespread acceptance and use within the REIT and analyst communities. FFO is presented to assist investors in analyzing our performance. It is helpful as it excludes various items included in net income that are not indicative of the operating performance, such as gains (losses) from sales of depreciated property and depreciation and amortization. However, our method of calculating FFO may be different from methods used by other REIT’s and, accordingly, may not be comparable to such other REIT’s. FFO does not represent cash generated from operations as defined by generally accepted accounting principles (“GAAP”) and is not indicative of cash available to fund all cash needs, including distributions. It should not be considered as an alternative to net income for the purpose of evaluating our performance or to cash flows as a measure of liquidity.

Consistent with the NAREIT definition, we define FFO as net income (computed in accordance with GAAP), excluding gains (losses) from sales of depreciated property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. The reconciliations of net income to FFO for the years ended December 31, 2005, 2004, 2003, 2002 and 2001 are as follows:

Reconciliation of Net Income to Funds from Operations

	For the Years Ended December 31,

	2005	2004	2003	2002	2001

Net income	$20,626	$19,585	$7,853	$19,399	$9,802
Depreciation of real estate and amortization of leasing costs:
Wholly owned and consolidated partnerships	14,092	14,411	16,957	15,305	18,422
Unconsolidated partnerships	3,330	2,329	2,107	662	627
Income attributable to minority interest in operating partnership (1)	416	375	747	2,928	2,221
(Gain) loss on sale of properties	(2,622)	(6,696)	—	(8,132)	(17,734)
Cumulative effect of change in accounting principle	—	—	—	—	149

Funds from operations	$35,842	$30,004	$27,664	$30,162	$13,487

Notes:

(1)	Represents income attributable to Common Operating Partnership Units and does not include distributions paid to Series A and B Preferred OP Unitholders.

LIQUIDITY AND CAPITAL RESOURCES

USES OF LIQUIDITY

Our principal uses of liquidity are expected to be for distributions to our shareholders and OP unit holders, debt service and loan repayments, and property investment which include the funding of our joint venture commitments, acquisition, redevelopment, expansion and re-tenanting activities.

Distributions

In order to qualify as a REIT for Federal income tax purposes, we must currently distribute at least 90% of our taxable income to our shareholders. For the first three quarters during 2005, we paid a quarterly dividend of $0.1725 per Common Share and Common OP Unit. In November of 2005, our Board of Trustees approved and declared a 7.2% increase in our quarterly dividend to $0.1850 per Common Share and Common OP Unit for the fourth quarter of 2005 which was paid January 13, 2006.

Acadia Strategic Opportunity Fund, LP (“Fund I”)

In September 2001, we committed $20.0 million to a newly formed joint venture with four of our institutional shareholders, who committed $70.0 million, for the purpose of acquiring a total of approximately $300.0 million of community and neighborhood shopping centers on a leveraged basis. As of December 31, 2005, we have contributed $19.2 million to Fund I.

We are the manager and general partner of Fund I with a 22% interest. In addition to a pro-rata return on our invested equity, we are entitled to a profit participation based upon certain investment return thresholds. Cash flow is to be distributed pro-rata to the partners (including us) until they have received a 9% cumulative return on, and a return of all capital contributions. Thereafter, remaining cash flow is to be distributed 80% to the partners (including us) and 20% to us. We also earn a fee for asset management services equal to 1.5% of the allocated equity in the remaining Fund I assets, as well as market-rate fees for property management, leasing and construction services.

Back to Contents

As of December 31, 2005, Fund I has purchased a total of 35 properties totaling 2.8 million square feet as further discussed in “PROPERTY ACQUISITIONS” in Item 1 of this Form 10-K.

Acadia Strategic Opportunity Fund II, LLC (“Fund II”)

On June 15, 2004, we closed our second acquisition fund, Fund II, which includes all of the investors from Fund I as well as two additional institutional investors. With $300 million of committed discretionary capital, Fund II expects to be able to acquire up to $900 million of real estate assets on a leveraged basis. We are the managing member with a 20% interest in the joint venture. The terms and structure of Fund II are substantially the same as Fund I with the exceptions that the preferred return is 8% and the asset management fee is calculated on committed equity of $250 million through June 15, 2005 and then on the total committed equity of $300 million thereafter. As of December 31, 2005, we have contributed $67.0 million to Fund II.

Fund II has invested in the RCP Venture and the New York Urban/Infill Redevelopment initiatives and other investments as further discussed in “PROPERTY ACQUISITIONS” in Item 1 of this Form 10-K .

Other Investments

During 2004 and 2005, we made the following other investments as further discussed in “PROPERTY ACQUISITIONS” in Item 1 of this Form 10-K:

i) $20.0 million in Levitz SL,
ii) $16.8 million in Amboy Road,
iii) $8.0 million for Klaff’s management rights,
iv) $3.2 million for Boonton and
v) $9.8 million for Clark/Diversey.

Property Development, Redevelopment and Expansion

During 2005, we completed the development of the Bartow Avenue Center, located in Bronx, New York. A new anchor, Sleepy’s, opened for business during the second quarter.  This store occupies 6,430 square feet of formerly vacant space.  Costs incurred to date for this project totaled $7.5 million.

Our redevelopment program focuses on selecting well-located neighborhood and community shopping centers and creating significant value through re-tenanting and property redevelopment. During 2005, we did not undertake any significant redevelopment projects within our core portfolio.

Additionally, for the year ending December 31, 2006, we currently estimate that capital outlays of approximately $5.0 million to $7.0 million will be required for tenant improvements, related renovations and other property improvements.

Share Repurchase

Repurchases of our Common Shares is an additional use of liquidity as discussed in Item 5 of this Form 10-K.

SOURCES OF LIQUIDITY

We intend on using Fund II as the primary vehicle for our future acquisitions, including investments in the RCP Venture and New York Urban/Infill Redevelopment initiative. Sources of capital for funding our joint venture commitments, other property acquisitions, redevelopment, expansion and re-tenanting, as well as future repurchases of Common Shares are expected to be obtained primarily from issuance of public equity or debt instruments, cash on hand, additional debt financings and future sales of existing properties. As of December 31, 2005, we had a total of approximately $48.4 million of additional capacity under existing debt facilities, cash and cash equivalents on hand of $39.6 million, and 9 properties that are unencumbered and available as potential collateral for future borrowings. We anticipate that cash flow from operating activities will continue to provide adequate capital for all of our debt service payments, recurring capital expenditures and REIT distribution requirements.

Issuance of Equity

During November 2004, we issued 1,890,000 Common Shares (the “Offering”). The Offering was made under shelf registration statements filed under the Securities Act of 1933, as amended, and previously declared effective by the Securities and Exchange Commission. The $28.3 million in proceeds from the Offering, net of related costs, were used to retire above-market, fixed-rate indebtedness as well as to invest in real estate assets. Following this transaction, we have $46.7 million of remaining capacity to issue equity under our primary shelf registration statement.

Back to Contents

Financing and Debt

At December 31, 2005, mortgage notes payable aggregated $238.4 million and were collateralized by 20 properties and related tenant leases. Interest rates on our outstanding mortgage indebtedness ranged from 5.0% to 7.6% with maturities that ranged from July 2007 to November 2015. Taking into consideration $92.4 million of notional principal under variable to fixed-rate swap agreements currently in effect, $216.8 million of the portfolio, or 91%, was fixed at a 5.8% weighted average interest rate and $21.6 million, or 9% was floating at a 5.8% weighted average interest rate. There is no debt maturing in 2005 and 2006. In 2007, $17.5 million is scheduled to mature at a weighted average interest rate of 5.9%. As we do not anticipate having sufficient cash on hand to repay such indebtedness, we will need to refinance this indebtedness or select other alternatives based on market conditions at that time.

The following summarizes the financing and refinancing transactions since December 31, 2004:

On February 25, 2005, we drew down $20.0 million under an existing revolving facility, which bears interest at LIBOR plus 150 basis points.  The proceeds from this drawdown were utilized for the Preferred Equity investment with Levitz SL, LLC.

During April 2005, we borrowed $7.4 million under an existing secured revolving facility which was repaid in May 2005.

On May 26, 2005, we closed on a $65.0 million cross-collateralized revolving facility which is collateralized by five of our properties.  The facility bears interest at LIBOR plus 130 basis points and matures June 1, 2010.  At closing, the lender advanced $12.0 million, of which $7.4 million was used to refinance an existing facility with the same lender.  On June 27, 2005, an additional $20.0 million was drawn on this line.  On October 21, 2005, $10.0 million was repaid on this line resulting in $22.0 million outstanding under this facility as of December 31, 2005.

On August 31, 2005, we closed on a $17.6 million loan, which bears interest at a fixed rate of 4.98%.   This loan, which matures September 2015, requires the payment of interest only until October 2010, and thereafter interest and principal based on 30 year amortization.  The proceeds from this loan were in part used to pay down $15.0 million on an existing line.

On October 17, 2005, we closed on a $12.5 million loan, which bears interest at a fixed rate of 5.12%.  This loan, which matures November 2015, requires the payment of interest only until November 2008, and thereafter interest and principal until maturity.  The proceeds from this loan were in part used to pay down $10.0 million on the aforementioned $65.0 million revolving facility.

On December 9, 2005, we closed on a $34.6 million loan, which bears interest at a fixed rate of 5.53%. This loan, which matures January 2016, requires the payment of interest only until January 2010, and thereafter interest and principal until maturity.

Asset Sales

Asset sales are an additional source of liquidity for us. During 2005 and 2004, we sold the Berlin Shopping Center and East End Centre as discussed in “ASSET SALES AND CAPITAL/ASSET RECYCLING” in Item 1 of this Form 10-K.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

At December 31, 2005, maturities on our mortgage notes ranged from July 2007 to January 2016. In addition, we have non-cancelable ground leases at four of our shopping centers. We also lease space for our White Plains corporate office for a term expiring in 2010. The following table summarizes our debt maturities and obligations under non-cancelable operating leases of December 31, 2005:

(amounts in millions)	Payments due by period

Contractual obligation	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years

Future debt maturities	$238.4	$2.1	$28.8	$43.7	$163.8
Interest obligations on debt	86.4	13.6	37.6	18.5	16.7
Operating lease obligations	38.2	1.8	3.8	3.6	29.0

Total	$363.0	$17.5	$70.2	$65.8	$209.5

Back to Contents

OFF BALANCE SHEET ARRANGEMENTS

We have investments in three joint ventures for the purpose of investing in operating properties as follows:

We own a 49% interest in two partnerships which own the Crossroads Shopping Center (“Crossroads”). We account for the investment in Crossroads using the equity method of accounting as we have a non-controlling investment in Crossroads, but exercise significant influence. As such, our financial statements reflect our share of income from, but not the assets and liabilities of, Crossroads. Our pro rata share of Crossroads mortgage debt as of December 31, 2005 was $31.4 million. This fixed-rate debt bears interest at 5.4% and matures in December 2014.

Reference is made to the discussion of Funds I and II under “Uses of Liquidity” in this Item 7 for additional detail related to our investment in and commitments to Funds I and II. As of December 31, 2005, we own a 22% interest in Fund I and 20% in Fund II for which we also use the equity method of accounting. Our pro rata share of Funds I and II fixed-rate mortgage debt as of December 31, 2005 was $24.4 million at a weighted average interest rate of 6.2%. Our pro rata share of Funds I and II variable-rate mortgage debt as of December 31, 2005 was $14.3 million at a weighted average interest rate of 5.8%. Maturities on these loans range from March 2006 to January 2023.

HISTORICAL CASH FLOW

The following discussion of historical cash flow compares our cash flow for the year ended December 31, 2005 (“2005’) with our  cash flow for the year ended December 31, 2004 (“2004”).

Cash and cash equivalents were $39.6 million and $13.5 million at December 31, 2005 and 2004, respectively. The increase of $26.1 million was a result of the following increases and decreases in cash flows:

	Years Ended December 31,

(amounts in millions)	2005	2004	Variance

Net cash provided by operating activities	$24.0	$25.5	$(1.5)
Net cash used in investing activities	(59.5)	(16.4)	(43.1)
Net cash provided by (used in) financing activities	61.6	(9.8)	71.4

The variance in net cash provided by operating activities resulted from an increase of $2.4 million in operating income before non-cash expenses in 2005, which was primarily due to an increase in asset management and service fee income from our fund investments, additional fee income from the acquisition of certain management contracts rights in January 2004 and February 2005, promote income on the Mervyn’s investment in 2005, and additional interest income resulting from our preferred equity investment in 2005 and a decrease in distributions received from unconsolidated partnerships.  These increases were offset by additional general and administrative costs due to increased compensation and other overhead expenses following the expansion of our infrastructure.  In addition, a net decrease in cash provided by operating assets and liabilities of $3.9 million resulted primarily from an increase in receivables related to third party construction cost reimbursements offset by an increase in income taxes payable related to the Company’s share of the gain realized by Mervyn’s.

The increase in net cash used in investing activities resulted primarily from a $19.0 million Preferred Equity investment in 2005, an $18.5 million increase in expenditures for real estate acquisitions, development and tenant installation during 2005 and a decrease of $16.8 million of distributions received from unconsolidated partnerships.  These decreases were offset by a $3.7 million decrease in investments in and advances to unconsolidated partnerships in 2005 and $3.9 million of proceeds received from the sale of a property in 2005.

The increase in net cash provided by financing activities resulted from the following:

Debt repayment in 2004	$100.9
Debt repayment in 2005	(39.0)
Additional borrowings in 2005	47.8
Proceeds from issuance of Common Shares in 2004	(28.3)
Proceeds of exercise of Stock Options in 2004	(9.0)
Miscellaneous	(1.0)

Total variance	$(71.4)

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect the significant judgments and estimates used by us in the preparation of our consolidated financial statements.

Back to Contents

Valuation of Property Held for Use and Sale

On a quarterly basis, we review the carrying value of both properties held for use and for sale. We record impairment losses and reduce the carrying value of properties when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases where we do not expect to recover our carrying costs on properties held for use, we reduce our carrying cost to fair value, and for properties held for sale, we reduce our carrying value to the fair value less costs to sell. For the year ended December 31, 2005, an impairment loss of $0.8 million was recognized related to a property that was sold in July of 2005. Management does not believe that the value of any properties in its portfolio was impaired as of December 31, 2005 or 2004.

Bad Debts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make payments on arrearages in billed rents, as well as the likelihood that tenants will not have the ability to make payment on unbilled rents including estimated expense recoveries and straight-line rent. As of December 31, 2005, we had recorded an allowance for doubtful accounts of $2.8 million. If the financial condition of our tenants were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Reference is made to the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure is to changes in interest rates related to our mortgage debt. See the consolidated financial statements and notes thereto included in this Annual Report on Form 10-K for certain quantitative details related to our mortgage debt.

Currently, we manage our exposure to fluctuations in interest rates primarily through the use of fixed-rate debt and interest rate swap agreements.  As of December 31, 2005, we had total mortgage debt of $238.4 million of which $216.8 million, or 91% was fixed-rate, inclusive of interest rate swaps, and $21.6 million, or 9%, was variable-rate based upon LIBOR plus certain spreads. As of December 31, 2005, we were a party to five interest rate swap transactions to hedge our exposure to changes in interest rates with respect to $92.4 million of LIBOR based variable-rate debt. We also have three forward-starting interest rate swaps which commence during 2006, and 2007 and mature from 2010 to 2012 that will hedge our exposure to changes in interest rates with respect to $24.5 million of refinanced LIBOR-based variable rate debt with the matching maturities.

Back to Contents

The following table sets forth information as of December 31, 2005 concerning our long-term debt obligations, including principal cash flows by scheduled maturity and weighted average interest rates of maturing amounts (amounts in millions):

Consolidated mortgage debt:

Year	Scheduled amortization	Maturities	Total	Weighted average interest rate

2006	$2.1	$—	$2.1	n/a
2007	3.9	12.5	16.4	6.5%
2008	4.4	8.0	12.4	5.7%
2009	5.3	—	5.3	n/a
2010	1.7	36.7	38.4	6.4%
Thereafter	48.0	115.8	163.8	5.6%

	$65.4	$173.0	$238.4

Mortgage debt in unconsolidated partnerships (at our pro rata share):

Year	Scheduled amortization	Maturities	Total	Weighted average interest rate

2006	$1.0	$3.3	$4.3	4.2%
2007	1.4	8.4	9.8	5.4%
2008	1.5	11.5	13.0	4.7%
2009	1.5	—	1.5	n/a
2010	0.7	1.4	2.1	5.5%
Thereafter	4.6	34.8	39.4	5.7%

	$10.7	$59.4	$70.1

Of our total outstanding debt, $12.5 million will become due in 2007. As we intend on refinancing some or all of such debt at the then-existing market interest rates which may be greater than the current interest rate, our interest expense would increase by approximately $0.1 million annually if the interest rate on the refinanced debt increased by 100 basis points. Interest expense on our variable debt as of December 31, 2005 would not increase materially as we only have $21.6 million of floating rate debt after taking into account the effect of interest rate swaps hedging $92.4 million of notional principal. We may seek additional variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, we would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data listed in items 15(a) (1) and 15(a) (2) hereof are incorporated herein by reference.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 6, 2005, the Audit Committee of our Board of Directors agreed, by resolution, not to continue the engagement of our independent registered public accounting firm, Ernst and Young, LLP (“Ernst and Young”). The Audit committee further resolved to engage the accounting firm, BDO Seidman, LLP (“BDO”) effective immediately. The decision was based primarily on the Audit Committee’s efforts to reduce our costs for accounting services. We have not had any disagreements with Ernst and Young during the interim period from January 1, 2005 through the date of disengagement, nor any disagreements related to any prior years’ audits.

Back to Contents

ITEM 9A.   CONTROLS AND PROCEDURES

(i) Disclosure Controls and Procedures

          We conducted an evaluation, under the supervision and with the participation of management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the our disclosure controls and procedures were effective as of December 31, 2005.

(ii) Internal Control Over Financial Reporting

(a) Management’s Annual Report on Internal Control Over Financial Reporting

Management of Acadia Realty Trust is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, we used the criteria set forth in the framework in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control–Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

BDO Seidman, LLP, an independent registered public accounting firm that audited our Financial Statements included in this Annual Report, has issued an attestation report on our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005  which appears in this item 9A.

Acadia Realty Trust

White Plains, New York
March 15, 2006

Back to Contents

(b) Attestation report of the independent registered public accounting firm

The Shareholders and Trustees of
Acadia Realty Trust

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Acadia Realty Trust and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Acadia Realty Trust and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Acadia Realty Trust and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria.  Also, in our opinion, Acadia Realty Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Acadia Realty Trust and subsidiaries as of December 31, 2005 and the related consolidated statements of income, shareholders’ equity, and cash flows for the year ended December 31, 2005 and our report dated March 8, 2006 expressed an unqualified opinion thereon.

BDO Seidman, LLP

New York, New York
March 8, 2006

(c) Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting during our fourth fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Back to Contents

PART III

ITEM 9B.   OTHER INFORMATION

None

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

This item is incorporated by reference from the definitive proxy statement for the 2006 Annual Meeting of Shareholders presently scheduled to be held May 15, 2006, to be filed pursuant to Regulation 14A.

ITEM 11.   EXECUTIVE COMPENSATION

This item is incorporated by reference from the definitive proxy statement for the 2006 Annual Meeting of Shareholders presently scheduled to be held May 15, 2006, to be filed pursuant to Regulation 14A.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This item is incorporated by reference from the definitive proxy statement for the 2006 Annual Meeting of Shareholders presently scheduled to be held May 15, 2006, to be filed pursuant to Regulation 14A.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This item is incorporated by reference from the definitive proxy statement for the 2006 Annual Meeting of Shareholders presently scheduled to be held May 15, 2006, to be filed pursuant to Regulation 14A.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

This item is incorporated by reference from the definitive proxy statement for the 2006 Annual Meeting of Shareholders presently scheduled to be held May 15, 2006, to be filed pursuant to Regulation 14A.

Back to Contents
PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a) Financial Statements – Form 10-K. The following consolidated financial information is included as a separate section of this Form 10-K

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule.

Back to Contents

Exhibit No.	Description

3.1	Declaration of Trust of the Company, as amended (1)
3.2	Fourth Amendment to Declaration of Trust (4)
3.3	Amended and Restated By-Laws of the Company (22)
4.1	Voting Trust Agreement between the Company and Yale University dated February 27, 2002 (14)
10.1	1999 Share Option Plan (8) (20)
10.2	2003 Share Option Plan (16) (20)
10.3	Form of Share Award Agreement (17) (21)
10.4	Form of Registration Rights Agreement and Lock-Up Agreement (18)
10.5	Registration Rights and Lock-Up Agreement (RD Capital Transaction) (11)
10.6	Registration Rights and Lock-Up Agreement (Pacesetter Transaction) (11)
10.7
Contribution and Share Purchase Agreement dated as of April 15, 1998 among Mark Centers Trust, Mark Centers Limited Partnership, the Contributing Owners and Contributing Entities named therein, RD Properties, L.P. VI, RD Properties, L.P. VIA and RD Properties, L.P. VIB (9)

10.8	Agreement of Contribution among Acadia Realty Limited Partnership, Acadia Realty Trust and Klaff Realty, LP and Klaff Realty, Limited (18)
10.9	Employment agreement between the Company and Kenneth F. Bernstein (6) (21)
10.11	Amendment to employment agreement between the Company and Kenneth F. Bernstein (18) (21)
10.12	First Amendment to Employment Agreement between the Company and Kenneth Bernstein dated as of January 1, 2001 (12) (21)
10.14	Letter of employment offer between the Company and Michael Nelsen, Sr. Vice President and Chief Financial Officer dated February 19, 2003 (15) (21)
10.15	Severance Agreement between the Company and Joel Braun, Sr. Vice President, dated April 6, 2001 (13) (21)
10.16	Severance Agreement between the Company and Joseph Hogan, Sr. Vice President, dated April 6, 2001 (13) (21)
10.17	Severance Agreement between the Company and Joseph Napolitano, Sr. Vice President dated April 6, 2001 (18) (21)
10.18	Severance Agreement between the Company and Robert Masters, Sr. Vice President and General Counsel dated January 2001 (18) (21)
10.19	Severance Agreement between the Company and Michael Nelsen, Sr. Vice President and Chief Financial Officer dated February 19, 2003 (15) (21)
10.20	Secured Promissory Note between RD Absecon Associates, L.P. and Fleet Bank, N.A. dated February 8, 2000 (7)
10.21	Promissory Note between 239 Greenwich Associates, L.P. and Greenwich Capital Financial Products, Inc. dated May 30, 2003 (18)
10.22	Open-End Mortgage, Assignment of Leases and Rents, and Security Agreement between 239 Greenwich Associates, L.P. and Greenwich Capital Financial Products, Inc. dated May 30, 2003 (18)
10.23	Promissory Note between Merrillville Realty, L.P. and Sun America Life Insurance Company dated July 7, 1999 (7)
10.24	Secured Promissory Note between Acadia Town Line, LLC and Fleet Bank, N.A. dated March 21, 1999 (7)
10.25	Promissory Note between RD Village Associates Limited Partnership and Sun America Life Insurance Company Dated September 21, 1999 (7)
10.26	Amended and Restated Mortgage Note between Port Bay Associates, LLC and Fleet Bank, N.A. dated July 19, 2000 (3)
10.27	Mortgage and Security Agreement between Port Bay Associates, LLC and Fleet Bank, N.A. dated July 19, 2000 (10)
10.28	Mortgage Note between Port Bay Associates, LLC and Fleet Bank, N.A. dated December 1, 2003 (18)
10.29	Mortgage and Security Agreement, and Assignment of Leases and Rents between Port Bay Associates, LLC and Fleet Bank, N.A. dated December 1, 2003 (18)
10.30	Note Modification Agreement between Port Bay Associates, LLC and Fleet Bank, N.A. dated December 1, 2003 (18)
10.31	Amended and Restated Promissory Note between Acadia Realty L.P. and Metropolitan Life Insurance Company for $25.2 million dated October 13, 2000 (10)
10.32	Amended and Restated Mortgage, Security Agreement and Fixture Filing between Acadia Realty L.P. and Metropolitan Life Insurance Company dated October 13, 2000 (10)
10.33	Term Loan Agreement between Acadia Realty L.P. and The Dime Savings Bank of New York, dated March 30, 2000 (10)
10.34	Mortgage Agreement between Acadia Realty L.P. and The Dime Savings Bank of New York, dated March 30, 2000 (10)
10.35	Promissory Note between RD Whitegate Associates, L.P. and Bank of America, N.A. dated December 22, 2000 (10)
10.36	Promissory Note between RD Columbia Associates, L.P. and Bank of America, N.A. dated December 22, 2000 (10)
10.37	Term Loan Agreement dated as of December 28, 2001, among Fleet National Bank and RD Branch Associates, L.P., et al (13)
10.38	Term Loan Agreement dated as of December 21, 2001, among RD Woonsocket Associates Limited Partnership, et al. and The Dime Savings Bank of New York, FSB (13)

Back to Contents

Exhibit No.	Description

10.39	Option Extension of Term Loan as of December 19, 2003 between RD Woonsocket Associates Limited Partnership, et al. and Washington Mutual Bank, FA (18)
10.40	Revolving Loan Promissory Note dated as of November 22, 2002, among RD Elmwood Associates, L.P. and Washington Mutual Bank, FA (15)
10.41	Revolving Loan Agreement dated as of November 22, 2002, among RD Elmwood Associates, L.P. and Washington Mutual Bank, FA (15)
10.42	Mortgage Agreement dated as of November 22, 2002, among RD Elmwood Associates, L.P. and Washington Mutual Bank, FA (15)
10.43	Note Modification Agreement between RD Elmwood Associates, L.P. and Washington Mutual Bank, FA dated December 19, 2003 (18)
10.44	Prospectus Supplement Regarding Options Issued under the Acadia Realty Trust 1999 Share Incentive Plan and 2003 Share Incentive Plan (19) (21)
10.45	Acadia Realty Trust 1999 Share Incentive Plan and 2003 Share Incentive Plan Deferral and Distribution Election Form (19) (21)
10.46	Amended, Restated And Consolidated Promissory Note between Acadia New Loudon, LLC and Greenwich Capital Financial Products, Inc. dated August 13, 2004 (19)
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
10.50
Revolving Loan Agreement between Fleet National Bank and The Bank of China and RD Absecon Associates, L.P., RD Bloomfield Associates, L.P.,RD Hobson Associates, L.P.,RD Village Associates, L.P., and RD Woonsocket Associates L.P.  dated May 26, 2005 (22)

10.51	Mortgage, Assignment of Leases and Rents and Security Agreement between Acadia Crescent Plaza, LLC and Greenwich Capital Financial Products, Inc. dated August 31, 2005 (22)
10.52	Mortgage, Assignment of Leases and Rents and Security Agreement between Pacesetter/Ramapo Associates and Greenwich Capital Financial Products, Inc. dated October 17, 2005 (22)
10.53	Loan Agreement between RD Elmwood Associates, L.P. and Bear Stearns Commercial Finance Mortgage, Inc. dated December 9, 2005 (22)
10.54	Mortgage and Security Agreement between RD Elmwood Associates, L.P. and Bear Stearns Commercial Finance Mortgage, Inc. dated December 9, 2005 (22)
21	List of Subsidiaries of Acadia Realty Trust (22)
23.1	Consent of Registered Public Accounting Firm to Form S-3 and Form S-8 (22)
23.2	Consent of former Registered Public Accounting Firm to Form S-3 and Form S-8 (22)
31.1	Certification of Chief Executive Officer pursuant to rule 13a–14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (22)
31.2	Certification of Chief Financial Officer pursuant to rule 13a–14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (22)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (22)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (22)
99.1	Amended and Restated Agreement of Limited Partnership of the Operating Partnership (11)
99.2	First and Second Amendments to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership (11)
99.3	Third Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership (18)
99.4	Fourth Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership (18)
99.5	Certificate of Designation of Series A Preferred Operating Partnership Units of Limited Partnership Interest of Acadia Realty Limited Partnership (2)
99.6	Certificate of Designation of Series B Preferred Operating Partnership Units of Limited Partnership Interest of Acadia Realty Limited Partnership (18)

Back to Contents

Notes:

(1)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal Year ended December 31, 1994
(2)	Incorporated by reference to the copy thereof filed as an Exhibit to Company’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 1997
(3)	Incorporated by reference to the copy thereof filed as an Exhibit to Company’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 1998
(4)	Incorporated by reference to the copy thereof filed as an Exhibit to Company’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 1998
(5)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Registration Statement on Form S-11 (File No.33-60008)
(6)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form10-K filed for the fiscal year ended December 31, 1998
(7)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form10-K filed for the fiscal year ended December 31, 1999
(8)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Registration Statement on Form S-8 filed September 28, 1999
(9)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Form 8-K filed on April 20, 1998
(10)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Form 10-K filed for the fiscal year ended December 31, 2000
(11)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Registration Statement on Form S-3 filed on March 3, 2000
(12)	Incorporated by reference to the copy thereof filed as an Exhibit to Company’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 2001
(13)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001
(14)	Incorporated by reference to the copy thereof filed as an Exhibit to Yale University’s Schedule 13D filed on September 25, 2002
(15)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2002
(16)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Definitive Proxy Statement on Schedule 14A filed April 29, 2003.
(17)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Current Report on Form 8-K filed on July 2, 2003
(18)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2003
(19)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2004.
(20)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2004.
(21)	Management contract or compensatory plan or arrangement.
(22)	Filed herewith.

Back to Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

ACADIA REALTY TRUST
(Registrant)

By:	/s/ Kenneth F. Bernstein

Kenneth F. Bernstein
Chief Executive Officer,
President and Trustee

By:	/s/ Michael Nelsen

Michael Nelsen
Sr. Vice President and
Chief Financial Officer

By:	/s/ Jonathan W. Grisham

Jonathan W. Grisham
Vice President and
Chief Accounting Officer

Dated: March 15, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kenneth F. Bernstein	Chief Executive Officer,	March 15, 2006
President and Trustee
(Kenneth F. Bernstein)	(Principal Executive Officer)

/s/ Michael Nelsen	Senior Vice President	March 15, 2006
and Chief Financial Officer
(Michael Nelsen)	(Principal Financial Officer)

/s/ Jonathan W. Grisham	Vice President	March 15, 2006
and Chief Accounting Officer
(Jonathan W. Grisham)	(Principal Accounting Officer)

/s/ Douglas Crocker II	Trustee	March 15, 2006

Douglas Crocker II

/s/ Alan S. Forman	Trustee	March 15, 2006

(Alan S. Forman)

/s/ Suzanne Hopgood	Trustee	March 15, 2006

(Suzanne Hopgood)

/s/ Lorrence T. Kellar	Trustee	March 15, 2006

Lorrence T. Kellar

/s/ Wendy Luscombe	Trustee	March 15, 2006

(Wendy Luscombe)

/s/ Lee S. Wielansky	Trustee	March 15, 2006

(Lee S. Wielansky)

Back to Contents

EXHIBIT INDEX

The following is an index to all exhibits filed with the Annual Report on Form 10-K other than those incorporated by reference herein:

Exhibit No.	Description

3.3	Amended and Restated By-Laws of the Company
10.50
Revolving Loan Agreement between Fleet National Bank and The Bank of China and RD Absecon Associates, L.P., RD Bloomfield Associates, L.P.,RD Hobson Associates, L.P.,RD Village Associates, L.P., and RD Woonsocket Associates L.P.  dated May 26, 2005

10.51	Mortgage, Assignment of Leases and Rents and Security Agreement between Acadia Crescent Plaza, LLC and Greenwich Capital Financial Products, Inc. dated August 31, 2005
10.52	Mortgage, Assignment of Leases and Rents and Security Agreement between Pacesetter/Ramapo Associates and Greenwich Capital Financial Products, Inc. dated October 17, 2005
10.53	Loan Agreement between RD Elmwood Associates, L.P. and Bear Stearns Commercial Finance Mortgage, Inc. dated December 9, 2005
10.54	Mortgage and Security Agreement between RD Elmwood Associates, L.P. and Bear Stearns Commercial Finance Mortgage, Inc. dated December 9, 2005
21	List of Subsidiaries of Acadia Realty Trust
23.1	Consent of Registered Public Accounting Firm to Form S-3 and Form S-8
23.2	Consent of former Registered Public Accounting Firm to Form S-3 and Form S-8
31.1	Certification of Chief Executive Officer pursuant to rule 13a – 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to rule 13a – 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Back to Contents

ACADIA REALTY TRUST AND SUBSIDIARIES

Back to Index

Report of Independent Registered Public Accounting Firm

The Shareholders and Trustees of
Acadia Realty Trust

We have audited the accompanying consolidated balance sheet of Acadia Realty Trust and subsidiaries (the “Company”) as of December 31, 2005 and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Acadia Realty Trust and subsidiaries at December 31, 2005 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Acadia Realty Trust and subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2006 expressed an unqualified opinion thereon.

BDO Seidman, LLP

New York, New York
March 8, 2006

Back to Index

Report of Independent Registered Public Accounting Firm

The Shareholders and Trustees of
Acadia Realty Trust

We have audited the accompanying consolidated balance sheet of Acadia Realty Trust and subsidiaries (the “Company”) as of December 31, 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Acadia Realty Trust and subsidiaries at December 31, 2004, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

Ernst & Young LLP

New York, New York
March 10, 2005, except for Note 2B, as to which the date is March 15, 2006

Back to Index

Part I. Financial Information

Item 1. Financial Statements

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

	December 31,

	2005	2004

ASSETS
Real estate:
Land	$54,963	$52,472
Buildings and improvements	380,053	356,908
Construction in progress	735	5,594

	435,751	414,974
Less: accumulated depreciation	118,309	105,278

Net real estate	317,442	309,696
Cash and cash equivalents	39,612	13,499
Restricted cash	512	612
Cash in escrow	5,396	4,467
Investment in management contracts, net of accumulated amortization of $1,938	3,178	3,422
Preferred equity investment	19,000	—
Investments in and advances to unconsolidated partnerships	47,021	27,684
Rents receivable, net	11,880	10,485
Notes receivable	15,733	10,087
Prepaid expenses	3,057	2,994
Deferred charges, net	15,880	12,624
Acquired lease intangibles	4,638	—
Other assets	15,709	4,809
Assets of discontinued operations	—	5,268

	$499,058	$405,647

LIABILITIES AND SHAREHOLDERS’ EQUITY
Mortgage notes payable	$238,448	$153,361
Accounts payable and accrued expenses	7,319	7,627
Dividends and distributions payable	6,088	5,597
Derivative instruments	180	2,136
Share of distributions in excess of share of income and investment in unconsolidated partnerships	10,315	9,304
Other liabilities	5,396	3,096
Liabilities of discontinued operations	—	51

Total liabilities	267,746	181,172

Minority interest in Operating Partnership	9,204	5,743
Minority interests in majority- owned partnerships	1,532	1,808

Total minority interests	10,736	7,551

Shareholders’ equity:
Common shares, $.001 par value, authorized 100,000,000 shares, issued and outstanding 31,542,942 and
31,340,637 shares, respectively	31	31
Additional paid-in capital	223,199	222,715
Accumulated other comprehensive loss	(12)	(3,180)
Deficit	(2,642)	(2,642)

Total shareholders’ equity	220,576	216,924

	$499,058	$405,647

The accompanying notes are an integral part of these consolidated financial statements

Back to Index

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share amounts)

	Years ended December 31,

	2005	2004	2003

Revenues
Minimum rents	$52,737	$50,667	$48,100
Percentage rents	747	948	988
Expense reimbursements	13,980	12,983	12,833
Other property income	780	620	748
Management fee income from related parties	11,492	4,763	1,971
Interest income	3,582	1,466	788
Other	—	210	1,218

Total revenues	83,318	71,657	66,646

Operating Expenses
Property operating	14,323	14,544	14,419
Real estate taxes	9,253	8,762	8,208
General and administrative	15,382	10,468	10,734
Depreciation and amortization	16,763	15,470	17,195

Total operating expenses	55,721	49,244	50,556

Operating income	27,597	22,413	16,090
Equity in earnings of unconsolidated partnerships	8,228	1,797	2,411
Interest expense	(11,423)	(10,436)	(9,896)
Gain on sale of land	—	932	1,187
Minority interest	(695)	(1,190)	(1,399)

Income from continuing operations before income taxes	23,707	13,516	8,393
Income taxes	(2,140)	—	—

Income from continuing operations	21,567	13,516	8,393

Discontinued operations:
Operating (loss) income from discontinued operations	(138)	(504)	(592)
Impairment of real estate	(770)	—	—
(Loss) gain on sale of properties	(50)	6,696	—
Minority interest	17	(123)	52

(Loss) income from discontinued operations	(941)	6,069	(540)

Net income	$20,626	$19,585	$7,853

Basic earnings per share
Income from continuing operations	$0.68	$0.46	$0.32
(Loss) income from discontinued operations	(0.03)	0.21	(0.02)

Basic earnings per share	$0.65	$0.67	$0.30

Diluted earnings per share
Income from continuing operations	$0.67	$0.45	$0.31
(Loss) income from discontinued operations	(0.03)	0.20	(0.02)

Diluted earnings per share	$0.64	$0.65	$0.29

The accompanying notes are an integral part of these consolidated financial statements

Back to Index

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands, except per share amounts)

	Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Deficit	Total Shareholders’ Equity

	Shares	Amount

Balance at December 31, 2002	25,257	$25	$170,851	$(6,874)	$(2,679)	$161,323
Conversion of 2,058,804 OP Units to Common Shares by limited partners of the Operating Partnership	2,059	2	14,898	—	—	14,900
Conversion of 632 Series A Preferred OP Units to Common Shares by limited partners of the Operating Partnership	84	—	632	—	—	632
Employee restricted share award	8	—	410	—	—	410
Settlement of vested options	—	—	(750)	—	—	(750)
Dividends declared ($0.595 per Common Share)	—	—	(8,160)	—	(7,853)	(16,013)
Employee exercise of 250 options	—	—	2	—	—	2
Unrealized gain on valuation of swap agreements	—	—	—	1,369	—	1,369
Common Shares purchased under Employee Stock Purchase Plan	1	—	8	—	—	8
Net income	—	—	—	—	7,853	7,853

Balance at December 31, 2003	27,409	27	177,891	(5,505)	(2,679)	169,734
Conversion of 746,762 OP Units to Common Shares by limited partners of the Operating Partnership	747	1	6,395	—	—	6,396
Shares issued to trustees and employees	5	—	443	—	—	443
Employee restricted share award	22	—	394	—	—	394
Settlement of vested options	—	—	(67)	—	—	(67)
Dividends declared ($0.6525 per Common Share)	—	—	—	—	(19,548)	(19,548)
Employee and trustee exercise of 1,262,000 options	1,262	1	9,265	—	—	9,266
Unrealized gain on valuation of swap agreements	—	—	—	2,325	—	2,325
Common Shares issued under Employee Stock Purchase Plan	6	—	84	—	—	84
Issuance of 1,890,000 Common Shares, net of issuance costs	1,890	2	28,310	—	—	28,312
Net income	—	—	—	—	19,585	19,585

Balance at December 31, 2004	31,341	31	222,715	(3,180)	(2,642)	216,924
Conversion of 796 Series A Preferred OP Units to Common Shares by limited partners of the Operating Partnership	92	—	696	—	—	696
Employee restricted share awards	52	—	1,030	—	—	1,030
Dividends declared ($0.69 per Common Share)	—	—	(1,691)	—	(20,626)	(22,317)
Employee and trustee exercise of 51,200 options	51	—	345	—	—	345
Unrealized gain on valuation of swap agreements	—	—	—	3,168	—	3,168
Common Shares issued under Employee Stock Purchase Plan	7	—	104	—	—	104
Net income	—	—	—	—	20,626	20,626

Balance at December 31, 2005	31,543	$31	$223,199	$(12)	$(2,642)	$220,576

The accompanying notes are an integral part of these consolidated financial statements

Back to Index

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands, except per share amounts)

	Years ended December 31,

CASH FLOWS FROM OPERATING ACTIVITIES:	2005	2004	2003

Net income	$20,626	$19,585	$7,853
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,853	16,077	17,909
Gain on sale of land	—	(932)	(1,187)
(Loss) gain on sale of property	50	(6,696)	—
Impairment of real estate	770	—	—
Minority interests	678	1,313	1,347
Equity in earnings of unconsolidated partnerships	(8,228)	(1,797)	(2,411)
Distributions of operating income from unconsolidated partnerships	596	1,645	1,540
Amortization of derivative settlement included in interest expense	440	99	—
Provision for bad debts	481	783	523
Amortization of FAS 141 above-market rent	217	—	—
Changes in assets and liabilities:
Restricted cash	100	(108)	(504)
Funding of escrows, net	(929)	(1,125)	105
Rents receivable	(1,517)	(1,288)	(3,958)
Prepaid expenses	(29)	99	(1,085)
Other assets	(9,087)	(3,004)	(891)
Accounts payable and accrued expenses	646	2,464	218
Due to/from related parties	—	(974)	(126)
Other liabilities	2,292	(673)	785

Net cash provided by operating activities	23,959	25,468	20,118

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for real estate and improvements	(25,629)	(7,139)	(13,531)
Payments of accrued expense related to redevelopment project	—	—	(2,488)
Investment in and advances to unconsolidated partnerships	(12,711)	(16,422)	(6,032)
Return of capital from unconsolidated partnerships	1,011	15,136	62
Collection of notes receivable	1,868	3,929	3,232
Payment of deferred leasing costs	(1,034)	(2,378)	(2,183)
Advances of notes receivable	(7,914)	(10,429)	—
Preferred equity investment	(19,000)	—	—
Proceeds from sale of land	—	932	—
Proceeds from sale of property	3,931	—	—

Net cash used in investing activities	(59,478)	(16,371)	(20,940)

Back to Index

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands, except per share amounts)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on mortgage notes payable	(39,014)	(100,928)	(32,917)
Proceeds received on mortgage notes payable	124,100	76,251	21,000
Payment of deferred financing and other costs	(1,193)	(1,630)	(241)
Dividends paid	(21,869)	(18,507)	(14,896)
Distributions to minority interests in Operating Partnership	(380)	(416)	(1,207)
Distributions on preferred Operating Partnership Units	(342)	(283)	(199)
Distributions to minority interests in majority-owned partnerships	(119)	(606)	(985)
Common Shares issued under Employee Stock Purchase Plan	104	84	8
Settlement of options to purchase Common Shares	—	(67)	(750)
Exercise of options to purchase Common Shares	345	9,340	—
Termination of derivative instrument	—	(1,307)	—
Issuance of Common Shares	—	28,312	—

Net cash provided by (used in) financing activities	61,632	(9,757)	(30,187)

Increase (decrease) in cash and cash equivalents	26,113	(660)	(31,009)
Cash and cash equivalents, beginning of period	13,499	14,159	45,168

Cash and cash equivalents, end of period	$39,612	$13,499	$14,159

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$11,456	$11,777	$11,645

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of management contract rights through issuance of Common and Preferred Operating Partnership Units	$4,000	$4,000	—

Acquisition of property through issuance of Preferred Operating Partnership Units	$200	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Back to Index

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

1.     Organization, Basis of Presentation and Summary of Significant Accounting Policies

Acadia Realty Trust (the “Company”) is a fully integrated, self-managed and self-administered equity real estate investment trust (“REIT”) focused primarily on the ownership, acquisition, redevelopment and management of retail properties, including neighborhood and community shopping centers and mixed-use properties with retail components.

All of the Company’s assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership (the “Operating Partnership”) and its majority owned partnerships. As of December 31, 2005, the Company controlled 98% of the Operating Partnership as the sole general partner. As the general partner, the Company is entitled to share, in proportion to its percentage interest, in the cash distributions and profits and losses of the Operating Partnership. The limited partners represent entities or individuals who contributed their interests in certain properties or partnerships to the Operating Partnership in exchange for common or preferred units of limited partnership interest (“Common or Preferred OP Units”). Limited partners holding Common OP Units are generally entitled to exchange their units on a one-for-one basis for common shares of beneficial interest of the Company (“Common Shares”). This structure is commonly referred to as an umbrella partnership REIT or “UPREIT”.

As of December 31, 2005, the Company operated 71 properties, which it owns or has an ownership interest in, principally located in the Northeast, Mid-Atlantic and Midwest regions of the United States.

Principles of Consolidation

The consolidated financial statements include the consolidated accounts of the Company and its majority owned partnerships, including the Operating Partnership. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in partnerships for which the Company has the ability to exercise significant influence over, but does not have financial or operating control, are accounted for using the equity method of accounting. Accordingly, the Company’s share of the earnings (or loss) of these partnerships are included in consolidated net income.

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

Use of Estimates

Accounting principles generally accepted in the United States of America (“GAAP”) require the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The most significant assumptions and estimates relate to the valuation of real estate, depreciable lives, revenue recognition and the collectability of trade accounts receivable. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates.

Real Estate

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

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

1.     Organization, Basis of Presentation and Summary of Significant Accounting Policies, continued

Upon acquisitions of real estate, the Company assesses the fair value of acquired assets (including land, buildings and improvements, and identified intangibles such as above and below market leases and acquired in-place leases and customer relationships) and acquired liabilities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142,” Goodwill and Other Intangible Assets”, and allocates purchase price based on these assessments.  The Company assesses fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information.  Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property.

The Company reviews its long-lived assets used in operations for impairment when there is an event, or change in circumstances that indicates impairment in value. The Company records impairment losses and reduces the carrying value of properties when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases where the Company does not expect to recover its carrying costs on properties held for use, the Company reduces its carrying cost to fair value, and for properties held for sale, the Company reduces its carrying value to the fair value less costs to sell. During the year ended December 31, 2005, an impairment loss of $770 was recognized related to a property that was sold in July of 2005. Management does not believe that the values of its properties within the portfolio are impaired as of December 31, 2005.

Deferred Costs

Fees and costs paid in the successful negotiation of leases have been deferred and are being amortized on a straight-line basis over the terms of the respective leases. Fees and costs incurred in connection with obtaining financing have been deferred and are being amortized over the term of the related debt obligation.

Management Contracts

Income from management contracts, net of submanagement fees of $303 and $1,591 for the years ended December 31, 2005 and 2004, respectively, is recognized on an accrual basis as such fees are earned. The initial acquisition cost of the management contracts is being amortized over the estimated lives of the contracts acquired.

Revenue Recognition and Accounts Receivable

Leases with tenants are accounted for as operating leases. Minimum rents are recognized on a straight-line basis over the term of the respective leases. As of December 31, 2005 and 2004 unbilled rents receivable relating to straight-lining of rents were $6,988 and $6,506, respectively. Certain of these leases also provide for percentage rents based upon the level of sales achieved by the tenant. Percentage rents are recognized in the period when the tenants’ sales breakpoint is met. In addition, leases typically provide for the reimbursement to the Company of real estate taxes, insurance and other property operating expenses. These reimbursements are recognized as revenue in the period the expenses are incurred.

The Company makes estimates of the uncollectability of its accounts receivable related to base rents, expense reimbursements and other revenues. An allowance for doubtful accounts has been provided against certain tenant accounts receivable that are estimated to be uncollectible. Once the amount is ultimately deemed to be uncollectible, it is written off. Rents receivable at December 31, 2005 and 2004 are shown net of an allowance for doubtful accounts of $2,843 and $2,841, respectively.

Interest income from notes receivable is recognized on an accrual basis based on the contractual terms of the notes.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Restricted Cash and Cash in Escrow

Restricted cash and cash in escrow consists principally of cash held for real estate taxes, property maintenance, insurance, minimum occupancy and property operating income requirements at specific properties as required by certain loan agreements.

Back to Index

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

1.     Organization, Basis of Presentation and Summary of Significant Accounting Policies, continued

Income Taxes

The Company has made an election to be taxed, and believes it qualifies as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). To maintain REIT status for Federal income tax purposes, the Company is generally required to distribute to its stockholders at least 90% of its REIT taxable income as well as comply with certain other requirements as defined by the Code. Accordingly, the Company is not subject to federal corporate income tax to the extent that it distributes 100% of its REIT taxable income each year.

Although it may qualify for REIT status for Federal income tax purposes, the Company is subject to state income or franchise taxes in certain states in which some of its properties are located.  In addition, taxable income from non-REIT activities managed through the Company’s taxable REIT subsidiaries (“TRS”) are subject to Federal, state and local income taxes.

TRS income taxes are accounted for under the asset and liability method as required SFAS No. 109, “Accounting for Income Taxes”.  Under the asset and liability method, deferred income taxes are recognized for the temporary differences between the financial reporting basis and the tax basis of the TRS assets and liabilities.

Stock-based Compensation

Prior to 2002, the Company accounted for stock options under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Effective June 30, 2005, the Company adopted the fair value method of recording stock-based compensation contained in SFAS No. 123R, “Share-Based Payment”. As such, all stock options granted after December 31, 2001 are reflected as compensation expense in the Company’s consolidated financial statements over their vesting period based on the fair value at the date the stock-based compensation was granted. As provided for in SFAS No. 123, the Company elected the “prospective method” for the adoption of the fair value basis method of accounting for employee stock options. Under this method, the recognition provisions have been applied to all employee awards granted, modified or settled after January 1, 2002.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value based method of accounting for stock-based employee compensation for vested stock options granted prior to January 1, 2002. See Note 11 – “Share Incentive Plan” for the assumptions utilized in valuing the below vested stock options:

	Years ended December 31,

	2004	2003

Net income:
As reported	$19,585	$7,853

Pro forma	$19,561	$7,829

Basic earnings per share:
As reported	$0.67	$0.30

Pro forma	$0.67	$0.29

Diluted earnings per share:
As reported	$0.65	$0.29

Pro forma	$0.65	$0.29

Recent Accounting Pronouncements

On December 16, 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29”. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.” SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 on its effective date did not have a material effect on the Company’s consolidated financial statements.

Back to Index

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

1.     Organization, Basis of Presentation and Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements, continued

On December 16, 2004, the FASB issued SFAS No. 123R (Revised 2004), “Share-Based Payment”.  SFAS 123R replaces SFAS No. 123, which the Company adopted on January 1, 2003. SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements and be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R is effective as of the first interim or annual reporting period that begins after June 15, 2005.  The Company does not believe that the adoption of SFAS No. 123R will have a material effect on the Company’s consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and SFAS No. 3”.   SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle by requiring that a voluntary change in accounting principle be applied retrospectively with all prior periods’ financial statements presented on the new accounting principle, unless it is impracticable to do so.  SFAS No. 154 also requires that a change in depreciation or amortization for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle and corrections of errors in previously issued financial statements should be termed a “restatement”.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The Company believes that the adoption of SFAS No. 154 will not have a material effect on its consolidated financial statements.

In 2005, the Emerging Issues Task Force (“EITF”) reached a consensus that the general partners in a limited partnership should determine whether they control a limited partnership based on the application of the framework as discussed in EITF 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights”. Under EITF 04-5, the general partners in a limited partnership are presumed to control that limited partnership regardless of the extent of the general partners’ ownership interest in the limited partnership. The assessment of whether the rights of the limited partners should overcome the presumption of control by the general partners is a matter of judgment that depends on facts and circumstances. If the limited partners have either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights, the general partners do not control the limited partnership. EITF 04-5 was effective immediately for new partnerships formed and existing limited partnerships for which the partnership agreements are modified on or after June 29, 2005, and, for all other partnerships, EITF 04-5 would be effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005.  The provisions of EITF 04-5 may be initially applied through either one of two methods: (1) similar to a cumulative effect of a change in accounting principle or (2) retrospective application.  The Company is currently assessing the impact of EITF 04-5 as it relates to the method of accounting utilized for its investments in Funds I and II (note 4), which are currently accounted for under the equity method of accounting. There would be no impact on net income or shareholders’ equity for any of the reported periods in the accompanying consolidated financial statements if the Company were to consolidate these investments. If the Company was required to consolidate these investments, total assets, total liabilities and minority interest as of December 31, 2005 and December 31, 2004 would be as follows:

	December 31,

	2005	2004

Total assets	$816,732	$624,387

Total liabilities	$484,473	$343,741

Minority interest	$111,683	$63,722

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and No. 14”. This Statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of SFAS No. 133 to Beneficial Interests in Securitized Financial Assets.” This Statement (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, (c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and (e) amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company believes that the adoption of SFAS No. 155 will not have a material effect on its consolidated financial statements.

Back to Index

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

1.     Organization, Basis of Presentation and Summary of Significant Accounting Policies, continued

Comprehensive income

The following table sets forth comprehensive income for the years ended December 31, 2005, 2004 and 2003:

	Years ended December 31,

	2005	2004	2003

Net income	$20,626	$19,585	$7,853
Other comprehensive income (1)	3,168	2,325	1,369

Comprehensive income	$23,794	$21,910	$9,222

Notes:

(1)   Relates to the changes in the fair value of derivative instruments accounted for as cash flow hedges.

The following table sets forth the change in accumulated other comprehensive loss for the years ended December 31, 2005, 2004 and 2003:

	Years ended December 31,

	2005	2004	2003

Beginning balance	$3,180	$5,505	$6,874
Unrealized gain on valuation of derivative instruments	(3,168)	(2,325)	(1,369)

Ending balance	$12	$3,180	$5,505

Reclassifications

Certain 2004 and 2003 amounts were reclassified to conform to the 2005 presentation.

2.     Acquisition and Disposition of Properties and Discontinued Operations

A.     Acquisitions and Dispositions of Properties

Currently the primary vehicle for the Company’s acquisitions is through its acquisition joint ventures (Note 4).

Dispositions relate to the sale of shopping centers and land. Gains from these sales are recognized in accordance with the provisions of SFAS No. 66, “Accounting for Sales of Real Estate”.

Acquisitions

During July of 2005, the Company purchased 4343 Amboy Road located in Staten Island, New York for $16,635 in cash and $200 in Common OP Units.

Dispositions

On July 7, 2005, the Company sold the Berlin Shopping Center for $4,000.  An impairment loss of $770 was recognized for the year ended December 31, 2005, to reduce the carrying value of this asset to fair value less costs to sell.

On November 22, 2004, the company disposed of the East End Centre, a 308,000 square foot shopping center in Wilkes-Barre, Pennsylvania, for approximately $12,405 resulting in a $6,696 gain on the sale.

On November 8, 2002, the Company and an unaffiliated joint venture partner completed the sale of a contract to purchase land in Bethel, Connecticut, to the Target Corporation for $1,540 after closing and other related costs. The joint venture received a $1,632 note receivable for the net purchase price and additional reimbursements due from the buyer and deferred recognition of the gain on sale in accordance with SFAS No. 66. The note was paid in full on January 10, 2003, and as such, the Company’s share of the deferred gain, or $634, was recognized in 2003. Additional amounts held in escrow from the closing of $932 were released to the Company during 2004 and recognized as additional gain. Of this amount, $466 was attributable to the Company’s joint venture partner and reflected in minority interest in the Company’s consolidated statement of income.

Back to Index

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

2.     Acquisition and Disposition of Properties and Discontinued Operations, continued

B.     Discontinued Operations

Discontinued Operations

SFAS No. 144 requires discontinued operations presentation for disposals of a “component” of an entity.  In accordance with SFAS No. 144, for all periods presented, the Company reclassified its consolidated statements of income to reflect income and expenses for properties which became held for sale subsequent to December 31, 2001, as discontinued operations and reclassified its consolidated balance sheets to reflect assets and liabilities related to such properties as assets and liabilities related to discontinued operations.

The combined results of operations of either sold properties or properties held for sale are reported separately as discontinued operations for the years ended December 31, 2005, 2004 and 2003. These are related to the Berlin Shopping Center, which was sold on July 7, 2005 and the East End Centre, which was sold on November 22, 2004.

The combined results of operations and assets and liabilities of the properties classified as discontinued operations are summarized as follows:

ASSETS	December 31, 2004

Net real estate	$4,827
Rents receivable, net	406
Prepaid expenses	35

Total Assets	$5,268

LIABILITIES AND CAPITAL
Accounts payable and accrued expenses	$13
Other liabilities	38

Total liabilities	51
Capital	5,217

Total liabilities and capital	$5,268

	Years ended December 31,

	2005	2004	2003

Total revenues	$438	$2,554	$2,799
Total expenses	576	3,058	3,391

	(138)	(504)	(592)
Impairment of real estate	(770)	—	—
(Loss) gain on sale of properties	(50)	6,696	—
Minority interest	17	(123)	52

(Loss) income from discontinued operations	$(941)	$6,069	$(540)

Back to Index

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

3.     Segment Reporting

The Company has two reportable segments: retail properties and multi-family properties. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates property performance primarily based on net operating income before depreciation, amortization and certain nonrecurring items. The reportable segments are managed separately due to the differing nature of the leases and property operations associated with the retail versus residential tenants. The following table sets forth certain segment information for the Company, reclassified for discontinued operations, as of and for the years ended December 31, 2005, 2004, and 2003 (does not include unconsolidated partnerships):

2005

	Retail Properties	Multi-Family Properties	All Other	Total

Revenues	$61,540	$7,688	$14,090	$83,318
Property operating expenses and real estate taxes	19,323	4,253	—	23,576
Other Expenses	2,141	267	12,974	15,382

Net property income before depreciation and amortization	$40,076	$3,168	$1,116	$44,360

Depreciation and amortization	$14,847	$1,465	$451	$16,763

Interest expense	$10,068	$1,355	$—	$11,423

Real estate at cost	$394,118	$41,633	$—	$435,751

Total assets	$413,158	$37,295	$48,605	$499,058

Expenditures for real estate and improvements	$19,759	$1,018	$—	$20,777

Revenues
Total revenues for reportable segments	$87,389
Elimination of intersegment management fee income	(1,514)
Elimination of intersegment asset management fee income	(1,143)
Elimination of intersegment service fees and interest income	(878)
Elimination of promote fee income	(536)

Total consolidated revenues	$83,318

Property operating expenses and real estate taxes
Total property operating expenses and real estate taxes for reportable segments	$25,191
Elimination of intersegment management fee expense	(1,273)
Elimination of intersegment interest expense	(342)

Total consolidated expenses	$23,576

Reconciliation to net income
Net property income before depreciation and amortization	$44,360
Depreciation and amortization	(16,763)
Equity in earnings of unconsolidated partnerships	8,228
Interest expense	(11,423)
Gain on sale of property	—
Loss from discontinued operations	(941)
Income taxes	(2,140)
Minority interest	(695)

Net income	$20,626

Back to Index

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

3.   Segment Reporting, continued

2004

	Retail Properties	Multi-Family Properties	All Other	Total

Revenues	$57,600	$7,596	$6,461	$71,657
Property operating expenses and real estate taxes	19,172	4,134	—	23,306
Other expenses	3,733	490	6,245	10,468

Net property income before depreciation and amortization	$34,695	$2,972	$216	$37,883

Depreciation and amortization	$13,709	$1,433	$328	$15,470

Interest expense	$8,918	$1,518	$—	$10,436

Real estate at cost	$374,359	$40,615	$—	$414,974

Total assets	$348,026	$36,872	$20,749	$405,647

Expenditures for real estate and improvements	$6,314	$842	$—	$7,156

Revenues
Total revenues for reportable segments	$73,784
Elimination of intersegment management fee income	(1,290)
Elimination of intersegment asset management fee income	(708)
Elimination of intersegment service fees and interest income	(129)

Total consolidated revenues	$71,657

Property operating expenses and real estate taxes
Total property operating expenses and real estate taxes for reportable segments	$24,432
Elimination of intersegment management fee expense	(1,126)

Total consolidated expense	$23,306

Reconciliation to net income
Net property income before depreciation and amortization	$37,883
Depreciation and amortization	(15,470)
Equity in earnings of unconsolidated partnerships	1,797
Interest expense	(10,436)
Gain on sale of land	932
Income from discontinued operations	6,069
Minority interest	(1,190)

Net income	$19,585

Back to Index

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

3.     Segment Reporting, continued

2003

	Retail Properties	Multi-Family Properties	All Other	Total

Revenues	$55,351	$7,318	$3,977	$66,646
Property operating expenses and real estate taxes	18,440	4,187	—	22,627
Other expenses	7,892	1,005	1,837	10,734

Net property income before depreciation and amortization	$29,019	$2,126	$2,140	$33,285

Depreciation and amortization	$15,538	$1,336	$321	$17,195

Interest expense	$8,366	$1,530	$—	$9,896

Real estate at cost	$367,446	$39,774	$—	$407,220

Total assets	$337,724	$36,830	$13,630	$388,184

Expenditures for real estate and improvements	$11,971	$1,378	$—	$13,349

Revenues
Total revenues for reportable segments	$68,286
Elimination of intersegment management fee income	(1,340)
Elimination of intersegment asset management fee income	(300)

Total consolidated revenues	$66,646

Property operating expenses and real estate taxes
Total property operating expenses and real estate taxes for reportable segments	$23,784
Elimination of intersegment management fee expense	(1,157)

Total consolidated expense	$22,627

Reconciliation to net income
Net property income before depreciation and amortization	$33,285
Depreciation and amortization	(17,195)
Equity in earnings of unconsolidated partnerships	2,411
Interest expense	(9,896)
Gain on sale of land	1,187
Loss from discontinued operations	(540)
Minority interest	(1,399)

Net income	$7,853

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

	December 31,

	2005	2004

Balance Sheets
Assets:
Rental property, net	$6,458	$6,939
Other assets	5,543	6,129

Total assets	$12,001	$13,068

Liabilities and partners’ equity
Mortgage note payable	$64,000	$64,000
Other liabilities	2,359	2,481
Partners’ equity	(54,358)	(53,413)

Total liabilities and partners’ equity	$12,001	$13,068

Company’s investment	$(10,315)	$(9,304)

	Years Ended December 31,

	2005	2004	2003

Statements of Income
Total revenue	$8,772	$8,160	$8,324
Operating and other expenses	2,581	2,707	2,465
Interest expense	3,632	2,740	2,542
Depreciation and amortization	654	778	570

Net income	$1,905	$1,935	$2,747

Company’s share of net income	$988	$1,112	$1,377
Amortization of excess investment (See below)	392	392	392

Income from partnerships	$596	$720	$985

The unamortized excess of the Company’s investment over its share of the net equity in Crossroads at the date of acquisition was $19,580. The portion of this excess attributable to buildings and improvements are being amortized over the life of the related property.

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

Back to Index

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

4.     Investments in Unconsolidated Partnerships, continued

As of December 31, 2005, Fund I owns or has an ownership interest in ten shopping centers and twenty-five anchor-only super market leases comprising 2.7 million square feet. Acquisitions completed during 2004 and 2003 were as follows:

On March 11, 2004, Fund I, in conjunction with the Company’s long-time investment partner, Hendon Properties (“Hendon”), purchased a $9,600 first mortgage loan from New York Life Insurance Company for $5,500. The loan, which was secured by the Hitchcock Plaza in Aiken, South Carolina, was in default at acquisition. Fund I and Hendon acquired the loan with the intention of pursuing ownership of the property securing the debt. Fund I provided 90% of the equity capital and Hendon provided the remaining 10% of the equity capital used to acquire the loan. Hendon is entitled to receive profit participation in excess of its proportionate equity interest. Subsequent to the acquisition of the loan, Fund I and Hendon obtained fee title to this property. The Company provided $3,150 of mortgage financing to the project in connection with the purchase of the first mortgage loan. The note matures March 9, 2006, and bears interest at 7% for the first year and 6% for the second year. In addition to this loan, the Company invested approximately $900, primarily its pro-rata share of equity as a partner in Fund I. In September 2004, Fund I and Hendon purchased the Pine Log Plaza for $1,500. The 35,000 square foot center is located in front of and adjacent to Hitchcock Plaza. Related to this transaction, the Company provided an additional $750 mortgage loan to the project with a March 2006 maturity and interest at 7% for the first year and 6% for the second year.

During May 2004, Fund I acquired a 50% interest in Haygood Shopping Center and Sterling Heights Shopping Center for an aggregate investment of $3,184. These assets are part of the portfolio that the Company currently manages as a result of its January 2004 acquisition of certain management contracts (note 7).

During May 2004, Fund I and an unaffiliated partner, each with a 50% interest, acquired a 35,000 square foot shopping center in Tarrytown, New York, for approximately $5,300.  Related to this acquisition, the Company loaned $2,000 to Fund I which bears interest at the prime rate and matured May 2005. This loan has been converted to a demand note.

During January 2003, Fund I and an unaffiliated joint venture party acquired a one million square foot supermarket portfolio consisting of twenty-five anchor-only leases with either Kroger or Safeway supermarkets (“Kroger/Safeway Portfolio”). The portfolio was acquired through long-term ground leases with terms, including renewal options, averaging in excess of 80 years, which are master leased to a non-affiliated entity. The purchase price of $48,900 (inclusive of closing and other related acquisition costs) included the assumption of $34,450 of existing fixed-rate debt which bears interest at a weighted-average rate of 6.6%. The mortgage debt fully amortizes through 2009, which is coterminous with the primary lease term of the supermarket leases. Fund I invested $11,250 of the equity capitalization of which the Company’s share was $2,500.

Also during January 2003, Fund I acquired a one million square foot portfolio for an initial purchase price of $86,287, inclusive of closing and other related acquisition costs. The portfolio consists of two shopping centers located in Wilmington, Delaware (“Brandywine Portfolio”). A portion of one of the properties is currently unoccupied, which Fund I will pay for on an “earn-out” basis only when it is leased. To date, Fund I has incurred costs of $30,302 for Earn-out space. At closing, Fund I assumed $38,082 of fixed-rate debt which bears interest at a weighted-average rate of 6.2% as well as obtained an additional fixed-rate loan of $30,000 which bears interest at 4.7%. Fund I invested equity of $19,270 in the acquisition, of which the Company’s share was $4,282. On January 4, 2006, the Company recapitalized the Brandywine Portfolio (note 21).

Back to Index

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

4.     Investments in Unconsolidated Partnerships, continued

The Company accounts for its investment in Fund I using the equity method. Summary financial information of Fund I and the Company’s investment in and share of income from Fund I is as follows:

	December 31,

	2005	2004

Balance Sheets
Assets:
Rental property, net	$189,188	$187,046
Other assets	20,835	13,077

Total assets	$210,023	$200,123

Liabilities and partners’ equity
Mortgage note payable	$113,888	$120,188
Other liabilities	16,756	24,060
Partners’ equity	79,379	55,875

Total liabilities and partners’ equity	$210,023	$200,123

Company’s investment	$17,072	$12,115

	Years Ended December 31,

	2005	2004	2003

Statements of Income
Total revenue	$30,605	$26,664	$26,008
Operating and other expenses	5,282	5,807	5,017
Management and other fees	2,284	2,106	2,171
Interest expense	6,568	6,673	6,399
Depreciation and amortization	9,166	8,731	8,055
Minority interest	284	166	157
Equity in earnings (loss) in unconsolidated subsidiary	(235)	207	—
Provision for income taxes	53	—	—

Net income	$7,203	$2,974	$4,209

Company’s share of net income	$2,228	$1,170	$1,426

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

On September 29, 2004, in conjunction with an investment partner, P/A Associates, LLC (“P/A”), Fund II, through Acadia-P/A Holding Company, LLC (“Acadia-P/A”), purchased 400 East Fordham Road in the Bronx, NY for $30,197, inclusive of closing and other related acquisition costs. The Company had provided a bridge loan of $18,000 to Fund II in connection with this acquisition. Subsequent to the acquisition, Fund II repaid this loan from the Company with $18,000 of proceeds from a new loan from a bank which bears interest at LIBOR plus 175 basis points and matures November 2007.  On February 25, 2005, Acadia-P/A purchased a parcel of land adjacent to 400 E. Fordham Road for $867, inclusive of closing and related acquisition costs.

On October 1, 2004, Acadia-P/A entered into a 95-year ground lease to redevelop a 16-acre site in Pelham Manor, Westchester County, New York.

On April 6, 2005, Acadia-P/A purchased a 140,000 square foot building located in the Washington Heights section of Manhattan, NY.  The building was acquired for a purchase price of $25,000.  In September 2005, Acadia-P/A obtained a mortgage loan of $19,000 secured by this property which requires monthly payments of interest only at a fixed interest rate of 5.26% and matures September 2007.

During July 2005, Fund II, in conjunction with its partners in the Retailer Controlled Property Venture, invested $1,000 for a 50% interest in a leasehold located in Rockville, Maryland.

On August 5, 2005, Acadia-P/A purchased 260 East 161st Street in the Bronx, NY for $49,374, inclusive of closing and other related acquisition costs. Concurrent with the closing, Acadia-P/A obtained a short term loan of $12,066 which bears interest at LIBOR plus 150 basis points and matures March 2006.

On November 3, 2005, Fund II acquired a 36-year ground lease interest for a 112,000 square foot building located at Oakbrook Center in the Chicago Metro Area for $6,906, including closing and other acquisition costs. The term of the ground lease expires in July 2017 with three 10-year-options. The current tenant’s lease expires in October 2006 with five 5-year-options at the current rent plus one 15-year option at fair market value.  The tenant has exercised the first 5-year option which expires in October 2011.

In December 2005, Acadia-P/A acquired a 65,000 square foot parking garage located at 10th Avenue in Manhattan, New York.  The purchase price was $5,310, including closing and other acquisition costs. Concurrent with the closing, Acadia-P/A obtained a $4,900 short term loan which matures on March 31, 2006 and bears interest at LIBOR plus 125 basis points.

Also in December 2005, Acadia-P/A acquired the remaining 40-year term of a leasehold interest on land located at Liberty Avenue in Queens, New York for $308.

During the year of 2005, Fund II drew down a total of $24,400 (net of $10,000 of repayments) under an existing subscription credit facility, which bears interest at LIBOR plus 75 basis points. The line proceeds were utilized for various acquisitions during the year of 2005.

Back to Index

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

4.     Investments in Unconsolidated Partnerships, continued

The Company accounts for its investment in Fund II using the equity method. Summary financial information of Fund II and the Company’s investment in and share of income from Fund II as follows:

	December 31,

	2005	2004

Balance Sheets
Assets:
Rental property, net	$117,389	$29,058
Other assets	16,662	4,434

Total assets	$134,051	$33,492

Liabilities and partners’ equity
Mortgage notes payable	$78,366	$18,000
Other liabilities	7,717	321
Partners’ equity	47,968	15,171

Total liabilities and partners’ equity	$134,051	$33,492

Company’s investment in Fund II	$9,328	$2,760

	Year Ended December 31, 2005	Period from June 15, 2004 (inception) to December 31, 2004

Statements of Operations
Total revenue	$4,685	$885
Operating and other expenses	2,388	935
Management and other fees	4,286	2,039
Interest expense	2,124	262
Depreciation and amortization	1,972	248
Minority interest	(65)	(27)
Equity in earning of unconsolidated partnership	318	—

Net loss	$(6,338)	$(2,572)

Company’s share of net loss (1)	$(390)	$(93)

Notes:

(1)	The Company’s pro-rata share of net income is before Management and other fees as these amounts are paid to the Company.

Retailer Controlled Property Venture

On January 27, 2004, the Company entered into the Retailer Controlled Property Venture (“RCP Venture”) with Klaff Realty, L.P. (“Klaff”) and Klaff’s long-time capital partner Lubert-Adler Management, Inc. for the purpose of making investments in surplus or underutilized properties owned by retailers. On September 2, 2004, affiliates of Fund I and Fund II, through, newly formed limited liability companies, invested, on a non-recourse basis, in the acquisition of Mervyn’s through the RCP Venture, which, as part of an investment consortium of Sun Capital Partners, Inc. and Cerberus Capital Management L.P., acquired Mervyn’s from Target Corporation. The total acquisition price was $1,175,000, with such affiliates’ combined $23,520 share of the investment divided equally between them. The Company’s share of the acquisition totaled $4,965. During the year ended December 31, 2005, affiliates of Funds I and II contributed an additional total of $1,040 into the Mervyn’s investment, of which the Company’s share was $220. During the year ended December 31, 2005, the Company recognized $5,793 of income from the Mervyn’s investment representing its share of net income from this investment.  In addition, the Company recognized $979 as a result of its 20% carried interest in the Mervyn’s investment, which is included in Management Fee Income in the Consolidated Statements of Income.

Back to Index

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

4.     Investments in Unconsolidated Partnerships, continued

Preferred Equity Investment

In March of 2005, the Company invested $20,000 in a preferred equity position (“Preferred Equity”) with Levitz SL, L.L.C. (“Levitz SL”), the owner of 2.5 million square feet of fee and leasehold interests in 30 locations (the “Properties”), the majority of which are currently leased to Levitz Furniture Stores. Klaff Realty L.P. (“Klaff”) is a managing member of Levitz SL. The Preferred Equity receives a return of 10%, plus a minimum return of capital of $2,000 per annum. At the end of 12 months, the rate of return will be reset to the six-month LIBOR plus 644 basis points. The Preferred Equity is redeemable at the option of Levitz SL at any time, although if redeemed during the first 12 months, the redemption price is equal to the outstanding amount of the Preferred Equity, plus the return calculated for the remainder of the 12-month period. In October 2005, Levitz Furniture filed for bankruptcy under Chapter 11. The Company has a preferred equity investment of $19,000 at December 31, 2005. Levitz was in arrears in minimum return of capital by $0.5 million. This investment was not made based on Levitz remaining as a tenant, but rather based on the underlying value of the real estate, which management believes is sufficient to recover our equity investment and the return attributable thereto. Accordingly, no reserve is required at December 31, 2005.

5.     Deferred Charges

Deferred charges consist of the following as of December 31, 2005 and 2004:

	December 31,

	2005	2004

Deferred financing costs	$6,537	$7,263
Deferred leasing and other costs	20,815	16,889

	27,352	24,152
Accumulated amortization	(11,472)	(11,528)

	$15,880	$12,624

6.   Mortgage Loans

At December 31, 2005, mortgage notes payable aggregated $238,448 and were collateralized by 20 properties and related tenant leases. Interest rates ranged from 5.0% to 7.6%.  Mortgage payments are due in monthly installments of principal and/or interest and mature on various dates through 2016. Certain loans are cross-collateralized and cross-defaulted. The loan agreements contain customary representations, covenants and events of default. Certain loan agreements require the Company to comply with certain affirmative and negative covenants, including the maintenance of certain debt service coverage and leverage ratios.

On February 25, 2005, the Company drew down $20,000 under an existing revolving facility, which bears interest at LIBOR plus 150 basis points.  The proceeds from this drawdown were utilized for the Preferred Equity investment (Note 4).

During  April  2005, the company borrowed $7,400 under an existing secured revolving facility.

On May 26, 2005, the Company closed on a $65,000 cross-collateralized revolving facility which is collateralized by five of the Company’s properties.  The facility bears interest at LIBOR plus 130 basis points and matures June 1, 2010.  At closing, the lender advanced $12,000, of which $7,400 was used to refinance an existing facility with the same lender.  On June 27, 2005, an additional $20,000 was drawn on this line.  On October 21, 2005, $10,000 was repaid on this line resulting in $22,000 outstanding under this facility as of December 31, 2005.

On August 31, 2005, the company closed on a $17,600 loan, which bears interest at a fixed rate of 4.98%.   This loan, which matures September 2015, requires the payment of interest only until October 2010, and thereafter interest and principal based on 30 year amortization.  The proceeds from this loan were in part used to pay down $15,000 on an existing line.

On October 17, 2005, the Company closed on a $12,500 loan, which bears interest at a fixed rate of 5.12%.  This loan, which matures November 2015, requires the payment of interest only until November 2008, and thereafter interest and principal until maturity.  The proceeds from this loan were in part used to pay down $10,000 on the aforementioned $65,000 revolving facility.

On December 9, 2005, the Company closed on a $34,600 loan, which bears interest at a fixed rate of 5.53%. This loan, which matures January 2016, requires the payment of interest only until January 2010, and thereafter interest and principal until maturity.

Back to Index

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

6.     Mortgage Loans, continued

The following table summarizes the Company’s mortgage indebtedness (exclusive of mortgage debt of discontinued operations) as of December 31, 2005 and 2004:

	December 31, 2005	December 31, 2004	Interest Rate at December 31, 2005	Maturity	Properties Encumbered	Payment Terms

Mortgage notes payable – variable rate
Washington Mutual Bank, FA	$29,131	$29,900	5.89% (LIBOR + 1.50%)	04/01/11	(1)	(13)
Bank of America, NA	44,485	44,485	5.79% (LIBOR + 1.40%)	06/29/12	(2)	(14)
Bank of America, NA	10,082	10,252	5.79% (LIBOR + 1.40%)	06/29/12	(3)	(13)
Bank of America, NA	8,338	8,473	5.79% (LIBOR + 1.40%)	12/01/08	(4)	(13)
Bank of America, NA	22,000	—	5.69% (LIBOR + 1.30%)	06/01/10	(5)	(17)
Interest rate swaps	(92,376)	(86,156)

Total variable-rate debt	21,660	6,954

Mortgage notes payable – fixed rate
Bank of America, N.A.	15,882	16,062	7.55%	01/01/11	(6)	(13)
RBS Greenwich Capital	15,000	15,000	5.64%	09/06/14	(7)	(12)
RBS Greenwich Capital	15,894	16,000	5.19%	06/01/13	(8)	(15)
SunAmerica Life Insurance Company	12,936	13,189	6.46%	07/01/07	(9)	(13)
RBS Greenwich Capital	17,600	—	4.98%	09/06/15	(10)	(13)
RBS Greenwich Capital	12,500	—	5.12%	11/06/15	(11)	(18)
Bear Stearns Commercial Mortgage, Inc.	34,600	—	5.53%	01/01/16	(12)	(19)
Fleet National Bank – Interest Rate
Interest rate swaps	92,376	86,156	5.77%	(16)

Total fixed-rate debt	216,788	146,407

	$238,448	$153,361

Notes:

(1)	Bradford Towne Centre	(9)	Merrillville Plaza
	Ledgewood Mall
		(10)	Crescent Plaza
(2)	Branch Shopping Center
	Abington Towne Center	(11)	Pacesetter Park Shopping Plaza
	Methuen Shopping Center
		(12)	Elmwood Park Shopping Center
(3)	Smithtown Shopping Center
		(13)	Monthly principal and interest
(4)	Soundview Marketplace; there is additional capacity of $5,000 on this facility
		(14)	Annual principal and monthly interest
(5)	Bloomfield Town Square
	Walnut Hill Plaza	(15)	Interest only until 5/05; monthly principal and interest thereafter
	Hobson West Plaza
	Marketplace of Absecon Village Apartments	(16)	Maturing between 10/1/06 and 1/1/11
	There is additional capacity of $43,000 on this facility
		(17)	Interest only monthly
(6)	GHT Apartments/Colony
(7)	New Loudon Center	(18)	Interest only until 11/08; monthly principal and interest thereafter

(8)	239 Greenwich Avenue	(19)	Interest only until 1/10; monthly principal and interest thereafter

Back to Index

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

6.     Mortgage Loans, continued

The scheduled principal repayments of all mortgage indebtedness as of December 31, 2005 are as follows:

2006	$2,141
2007	16,383
2008	12,447
2009	5,328
2010	38,445
Thereafter	163,704

$238,448

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

In October 2005, the Board of Trustees approved a resolution permitting one of its institutional shareholders, which at the time owned approximately 3.8% of the Company’s outstanding Common Shares, to acquire additional shares through open market purchases.  This waiver of the Company’s share ownership limitation permitted this shareholder to acquire up to an additional 6% of the Company’s shares through December 31, 2005, or an aggregate of up to 9.8% of the Company’s Common Shares.

Through December 31, 2005, the Company had repurchased 2,051,605 Common Shares at a total cost of $11,650 (of which 2,009,509 of these Common Shares have been subsequently reissued) under its share repurchase program that allows for the repurchase of up to $20,000 of its outstanding Common Shares. The repurchased shares are reflected as a reduction of par value and additional paid-in capital.

Minority Interests

Minority interest in the Operating Partnership represents (i) the limited partners’ interest of 653,360 and 392,255 Common OP Units at December 31, 2005 and 2004, respectively, (ii) 884 and 1,580 Series A Preferred OP Units at December 31, 2005 and 2004, respectively, with a nominal value of $1,000 per unit, which are entitled to a preferred quarterly distribution of the greater of (a) $22.50 per unit (9% annually) per Series A Preferred OP Unit or (b) the quarterly distribution attributable to a Series A Preferred OP Unit if such unit were converted into a Common OP Unit, and (iii) 4,000 Series B Preferred OP Units at both December 31, 2005 and 2004 with a nominal value of $1,000 per unit, which are entitled to a preferred quarterly distribution of the greater of (a) $13.00 (5.2% annually) per unit or (b) the quarterly distribution attributable to a Series B Preferred OP Unit if such unit were converted into a Common OP Unit. Minority interests in majority-owned partnerships represent third-party interests in three partnerships in which the Company has a majority ownership position.

During July 2005, the Company issued to a third party 11,105 Restricted Common OP Units valued at $18.01 per unit in connection with the purchase of 4343 Amboy Road. The holder of the Common OP Units was restricted from selling these for six months from the date of the transaction.

Back to Index

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

7.     Shareholders’ Equity and Minority Interests, continued

In February 2005, the Company issued $4,000 (250,000 Restricted Common OP Units valued at $16.00 each) of Restricted Common OP Units to Klaff in consideration for the 25% balance of certain management contract rights as well as the rights to 25% of certain potential future revenue streams. This followed the acquisition of 75% of the management contract rights and 75% of certain potential future revenue streams from Klaff in January 2004 as reflected below.  The Restricted Common OP Units are convertible into the Company’s Common Shares on a one-for-one basis after a five-year lock-up period. $1,116 of the purchase price was allocated to investment in management contracts in the consolidated balance sheet and is being amortized over the estimated remaining life of the contracts. The remainder of the purchase price has been allocated to deferred charges in the consolidated balance sheet and will be allocated to future revenue streams as identified.

During 2005 and 2004, various limited partners converted a total of 746,762 and 2,058,804 Common OP Units into Common Shares on a one-for-one basis, respectively. Mr. Dworman, a trustee of the Company, received 34,841 of Common OP Units through various affiliated entities during 2003 (Note 8).

The Series A Preferred OP Units were issued on November 16, 1999 in connection with the acquisition of all the partnership interests of the limited partnership which owns the Pacesetter Park Shopping Center. Certain Series A Preferred OP Unit holders converted 696 Series A Preferred OP Units into 92,800 Common OP Units and then into Common Shares during 2005. The Series A Preferred OP Units are currently convertible into Common OP Units based on the stated value divided by $7.50. After the seventh anniversary following their issuance, either the Company or the holders can call for the conversion of the Series A Preferred OP Units at the lesser of $7.50 or the market price of the Common Shares as of the conversion date.

The Series B Preferred OP Units were issued to Klaff Realty LP (“Klaff”) in January 2004 in consideration for the acquisition of certain management contract rights. The Preferred OP Units are convertible into Common OP Units based on the stated value of $1,000 divided by $12.82 at any time. Additionally, Klaff may redeem them at par for either cash or Common OP Units after the earlier of the third anniversary of their issuance, or the occurrence of certain events including a change in the control of the Company. Finally, after the fifth anniversary of the issuance, the Company may redeem the Preferred OP Units and convert them into Common OP Units at market value as of the redemption date.

8.     Related Party Transactions

In February 2005, the Company issued $4,000 of Restricted Common OP Units to Klaff for the balance of certain management contract rights as well as the rights to certain potential future revenue streams (Note 7).

In March 2005, the Company completed a $20,000 Preferred Equity Investment with Levitz SL, of which Klaff, a common and preferred OP unit holder, is the managing member.

The Company earns certain management and service fees in connection with its investment in Fund I and Fund II (Note 4). Such fees earned by the Company aggregated $7,890, $3,504 and $1,689 for the years ended December 31, 2005, 2004 and 2003, respectively.

The Company also earns fees in connection with its rights to provide asset management, leasing, disposition, development and construction services for an existing portfolio of retail properties and/or leasehold interests in which Klaff, a preferred OP unit holder, has an interest. Net fees earned by the Company in connection with this portfolio were $3,602 and $885 for the years ended December 31, 2005 and 2004, respectively.  These amounts are net of the payment of sub-management fees to Klaff of $303 and $1,591 for the years ended December 31, 2005 and 2004, respectively.

The Company managed one property in which a major shareholder of the Company had an ownership interest and earned a management fee of 3% of tenant collections.  Management fees earned by the Company under this contract aggregated $142 for the year ended December 31, 2004.  In addition, the Company earned leasing commission of $157 related to this property for the year ended December 31, 2004.  In connection with the sale of the property on July 12, 2004, the management contract was terminated and the Company earned a $75 disposition fee.

Lee Wielansky, the Lead Trustee of the Company, was paid a consulting fee of $100 for both years ended December 31, 2005 and 2004.

Back to Index

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

8.     Related Party Transactions, continued

On March 19, 2004, Ross Dworman, a former trustee of the Company, and certain entities controlled by Mr. Dworman converted 1,000,000 share options and 548,614 OP Units held by them in connection with a secondary public offering. Included in the Common OP Units converted to Common Shares during 2003 were 2,300 Common OP Units converted by Mr. Dworman who then transferred them to a charitable foundation in accordance with a pre-existing arrangement.

During the year ended December 31, 2004, Kenneth F. Bernstein, President and Chief Executive Officer, and certain trustees of the Company exercised 400,000 and 20,000 options to purchase Common Shares, respectively.

9.     Tenant Leases

Space in the shopping centers and other retail properties is leased to various tenants under operating leases that usually grant tenants renewal options and generally provide for additional rents based on certain operating expenses as well as tenants’ sales volume.

Minimum future rentals to be received under non-cancelable leases for shopping centers and other retail properties as of December 31, 2005 are summarized as follows:

2006	$46,281
2007	43,456
2008	38,619
2009	34,344
2010	29,229
Thereafter	184,869

$376,798

Minimum future rentals above include a total of $4,180 for three tenants (with four leases), which have filed for bankruptcy protection. None of these leases have been rejected nor affirmed. During the years ended December 31, 2005, 2004 and 2003, no single tenant collectively accounted for more than 10% of the Company’s total revenues.

10.   Lease Obligations

The Company leases land at five of its shopping centers, which are accounted for as operating leases and generally provide the Company with renewal options. Ground rent expense was $796, $791 and $780 for the years ended December 31, 2005, 2004 and 2003, respectively. The leases terminate during during 2008 to 2066. Three of these leases provides the Company with options to renew for additional terms aggregating from 20 to 44 years. The Company leases space for its White Plains corporate office for a term expiring in 2010. Office rent expense under this lease was $412, $239 and $242 for the years ended December 31, 2005, 2004 and 2003, respectively. Future minimum rental payments required for leases having remaining non-cancelable lease terms are as follows:

2006	$1,792
2007	1,848
2008	1,930
2009	1,939
2010	1,731
Thereafter	28,974

$38,214

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

Back to Index

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

11.   Share Incentive Plan, continued

The 1999 Plan also provides for the granting of share appreciation rights, restricted shares and performance units/shares. Share appreciation rights provide for the participant to receive, upon exercise, cash and/or Common Shares, at the discretion of the committee, equal to the excess of the market value of the Common Shares at the exercise date over the market value of the Common Shares at the Grant Date. The Committee will determine the award and restrictions placed on restricted shares, including the dividends thereon and the term of such restrictions. The Committee also determines the award and vesting of performance units and performance shares based on the attainment of specified performance objectives of the Company within a specified performance period. Through December 31, 2005, no share appreciation rights or performance units/shares have been awarded.

During 2003, the Company adopted the 2003 Share Incentive Plan (the “2003 Plan”) because no Common Shares remained available for future grants under the 1999 Plan. The 2003 Plan provides for the granting of options, share appreciation rights, restricted shares and performance units (collectively, “Awards”) to officers, employees and trustees of the Company and consultants to the Company. The 2003 Plan is generally identical to the 1999 Plan, except that the maximum number of Common Shares that the Company may issue pursuant to the 2003 Plan is four percent of the Common Shares outstanding from time to time on a fully diluted basis. However, no participant may receive more than 1,000,000 Common Shares during the term of the 2003 Plan with respect to Awards. Pursuant to the 2003 Plan, non-employee Trustees receive an automatic grant of 3,000 options following each Annual Meeting of Shareholders.

As of December 31, 2005, the Company has 437,242 options outstanding to officers and employees. These fully vested options are for ten-year terms from the grant date and vested in three equal annual installments which began on the grant date. In addition, 40,000 options have been issued to non-employee Trustees of which 13,400 options were vested as of December 31, 2005.

During 2005, the Company issued a total of 109,826 restricted Common Shares (“Restricted Shares”) to executive officers (“Officers”) and 23,642 Restricted Shares (net of subsequent forfeitures) to certain employees (“Employees”) of the Company.  In general, the Restricted Shares carry all the rights of Common Shares including voting and dividend rights, but may not be transferred, assigned or pledged until the Recipients have a vested non-forfeitable right to such shares. Vesting with respect to the Restricted Shares issued to Officers, which is subject to the recipients’ continued employment with the Company through the applicable vesting dates, is ratably over four years commencing on the first anniversary of the Grant Date and each of the next three anniversaries thereafter. In addition, vesting on 50% of these Restricted Shares is also subject to certain total shareholder returns on the Company’s Common Shares. Vesting with respect to the Restricted Shares issued to Employees, which is subject to the Recipients’ continued employment with the Company through the applicable vesting dates, is ratably over five years commencing on the Grant Date and each of the next four anniversaries thereafter. In addition, vesting on 25% of these Restricted Shares is also subject to certain total shareholder returns on the Company’s Common Shares.

The total value of the above Restricted Share awards on the date of grant was $2,179 which will be recognized in compensation expense over the vesting period.

For the year ended December 31, 2004, 126,853 Restricted Shares (net of forfeitures) were issued pursuant to the 2003 Plan. The total value of the Restricted Share awards on the date of grant was $1,586 which will be recognized in expense over the vesting period.  No awards of share appreciation rights or performance units/shares were granted for the years ended December 31, 2005, 2004 and 2003.

For the years ended December 31, 2005, 2004 and 2003, $1,029, $764 and $410, respectively, were recognized in compensation expense related to Restricted Share grants. Unearned compensation of $3,541 as of December 31, 2005 will be recognized in expense as such shares vest.

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

Back to Index

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

11.   Share Incentive Plan, continued

The Company has used the Binomial method for 2005 and the Black-Scholes option-pricing model in previous years for purposes of estimating the fair value in determining compensation expense for options granted for the years ended December 31, 2005, 2004 and 2003. The Company has also used this model for the pro forma information regarding net income and earnings per share as required by SFAS No. 123 for options issued for the year ended December 31, 2001 as if the Company had also accounted for these employee stock options under the fair value method. The fair value for the options issued by the Company was estimated at the date of the grant using the following weighted-average assumptions resulting in:

	Years ended December 31,

	2005	2004	2003

Risk-free interest rate	4.0%	4.0%	4.4%
Dividend yield	4.2%	4.2%	5.8%
Expected life	7.5 years	7.5 years	10.0 years
Expected volatility	18.0%	18.0%	18.0%
Fair value at date of grant (per option)	$2.57	$2.17	$0.82

Changes in the number of shares under all option arrangements are summarized as follows:

	Years ended December 31,

	2005	2004	2003

Outstanding at beginning of year	464,650	2,095,150	2,472,400
Granted	69,296	19,000	8,000
Option price per share granted	$16.35	$12.55-14.13	$9.11-11.66
Cancelled	—	—	—
Exercisable at end of year	437,242	446,850	2,082,750
Settled (1)		39,500	385,000
Exercised	56,704	1,610,000	250
Expired	—	—	—
Outstanding at end of year	477,242	464,650	2,095,150
Option prices per share outstanding	$5.75-$16.35	$5.75-$14.13	$4.89-$11.66

(1)	Pursuant to the 1999 Plan these options were settled and did not result in the issuance of any additional Common Shares.

As of December 31, 2005 the outstanding options had a weighted average exercise price of $8.08 and a weighted average remaining contractual life of approximately 5.1 years.

12.   Employee Stock Purchase and Deferred Share Plan

In 2003, the Company adopted the Acadia Realty Trust Employee Stock Purchase Plan (the “Purchase Plan”), which allows eligible employees of the Company to purchase Common Shares through payroll deductions. The Purchase Plan provides for employees to purchase Common Shares on a quarterly basis at a 15% discount to the closing price of the Company’s Common Shares on either the first day or the last day of the quarter, whichever is lower. The amount of the payroll deductions will not exceed a percentage of the participant’s annual compensation that the Committee establishes from time to time, and a participant may not purchase more than 1,000 Common Shares per quarter. Compensation expense will be recognized by the Company to the extent of the above discount to the average closing price of the Common Shares with respect to the applicable quarter. During 2005, 2004 and 2003, 6,412, 6,397 and 810 Common Shares, respectively, were purchased by Employees under the Purchase Plan and the associated compensation expense was $16, $15 and $1 respectively.

In August of 2004, the Company adopted a Deferral and Distribution Election pursuant to the 1999 Share Incentive Plan and 2003 Share Incentive Plan, whereby the participants elected to defer receipt of 190,487 Common Shares (“Share Units”) that would otherwise be issued upon the exercise of certain options.  The payment of the option exercise price was made by tendering Common Shares that the participants owned for at least six months prior to the option exercise date.  The Share Units are equivalent to a Common Share on a one-for-one basis and carry a dividend equivalent right equal to the dividend rate for the Company’s Common shares. The deferral period is determined by each of the participants and generally terminates after the cessation of the participants continuous service with the Company, as defined in the agreement.  In December 2004, optionees exercised 346,000 options pursuant to the Deferred Share Election and tendered 155,513 Common Shares in consideration of the option exercise price.  In 2004 the Company issued 155,513 Common Shares to optionees and 190,487 Share Units.    During 2005 there were no additional Shared Units contributed to the plan.

Back to Index

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

13.   Employee 401(k) Plan

The Company maintains a 401(k) plan for employees under which the Company currently matches 50% of a plan participant’s contribution up to 6% of the employee’s annual salary. A plan participant may contribute up to a maximum of 15% of their compensation but not in excess of $14 for the year ended December 31, 2005. The Company contributed $128, $109, and $110 for the years ended December 31, 2005, 2004 and 2003, respectively.

14.   Dividends and Distributions Payable

On November 8, 2005, the Company declared a cash dividend for the quarter ended December 31, 2005 of $0.185 per Common Share. The dividend was paid on January 13, 2006 to shareholders of record as of December 31, 2005.

15.   Federal Income Taxes

The Company has elected to qualify as a REIT in accordance with the Internal Revenue Code (the “Code”) and intends at all times to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended.  To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its annual REIT taxable income to its shareholders. As a REIT, the Company generally will not be subject to corporate Federal income tax, provided that distributions to its shareholders equal at least the amount of its REIT taxable income as defined under the Code. As the Company distributed sufficient taxable income for the years ended December 31, 2005, 2004 and 2003 no U.S. Federal income or excise taxes were incurred.  If the Company fails to qualify as a REIT in any taxable year, it will be subject to Federal income taxes at the regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for the four subsequent taxable years. Even though the Company qualifies for taxation as a REIT, the Company is subject to certain state and local taxes on its income and property and Federal income and excise taxes on any undistributed taxable income.  In addition, taxable income from non-REIT activities managed through the Company’s TRS’s are subject to Federal, state and local income taxes.

The primary difference between the GAAP and tax reported amounts of the Company’s assets and liabilities are a higher GAAP basis in its real estate properties.  This is primarily the result of assets acquired as a result of property contributions in exchange for OP Units .

Back to Index

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

15.   Federal Income Taxes, continued

Reconciliation between GAAP Net Income and Federal Taxable Income

The following table reconciles GAAP net income to taxable income for the years ended December 31, 2005, 2004 and 2003:

	2005 (Estimated)	2004 (Actual)	2003 (Actual)

GAAP net income	$20,626	$19,585	$7,853
Less: GAAP net income of TRS	1,349	—	—

GAAP net income from REIT operations (1)	19,277	19,585	7,853
Book/tax difference in depreciation and amortization	5,163	3,438	3,828
Book/tax difference on exercise of options to purchase Common Shares	(26)	(8,970)	—
Book/tax difference on capital transactions	(50)	(1,354)	—
Other book/tax differences, net	(748)	1,953	(326)

REIT taxable income before dividends paid deduction	$23,616	$14,652	$11,355

(1) – All adjustments to GAAP net income from REIT operations are net of amounts attributable to minority interest and TRS.

Characterization of Distributions:

The Company has determined that the cash distributed to the shareholders is characterized as follows for Federal income tax purposes:

	For the years ended December 31,

	2005	2004	2003

Ordinary income	95%	59%	100%
Section 1250 gain	3%	32%	—
Return of capital	2%	9%	—

	100%	100%	100%

Taxable REIT Subsidiaries (“TRS”)

Income taxes have been provided for on the asset and liability method as required by SFAS No. 109. The Company’s TRS income and provision for income taxes for the year ended December 31, 2005 is summarized as follows:

2005 (Estimated)

TRS income before income taxes	$3,458
Less provision for income taxes:
Federal	1,601
State and Local	508

Total provision for income taxes	2,109

GAAP net income TRS	$1,349

The Company has provided a full valuation allowance against its deferred tax asset of $247 due to the current uncertainty of its realization and as such is not included in the accompanying Consolidated Balance Sheets at December 31, 2005. This deferred tax asset relates primarily to the differences in the timing of the recognition of income/(deductions) and gain/(loss) between the GAAP and tax basis of accounting for (i) real estate joint ventures activities, (ii) capital transactions and (iii) other deductible temporary differences.

Back to Index

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

15.     Federal Income Taxes, continued

The income tax provision differs from the amount computed by applying the statutory federal income tax rate to taxable income before income taxes as follows:

2005

Federal provision at statutory tax rate (35%)	$1,210
State and local taxes, net of federal benefit	330
Tax effect of:
Permanent differences	476
Valuation allowance against deferred tax asset	208
Utilization of loss and deduction carry forwards	(115)
Other	31

Total provision for income taxes	$2,140

16.     Financial Instruments

Fair Value of Financial Instruments:

SFAS No. 107, “Disclosures About Fair Value of Financial Instruments” requires disclosure on the fair value of financial instruments. Certain of the Company’s assets and liabilities are considered financial instruments. Fair value estimates, methods and assumptions are set forth below.

Cash and Cash Equivalents, Restricted Cash, Cash in Escrow, Rents Receivable, Notes Receivable, Prepaid Expenses, Other Assets, Accounts Payable and Accrued Expenses, Dividends and Distributions Payable, Due to Related Parties and Other Liabilities.  The carrying amount of these assets and liabilities approximates fair value due to the short-term nature of such accounts.

Derivative Instruments – The fair value of these instruments is based upon the estimated amounts the Company would receive or pay to terminate the contracts as of December 31, 2005 and 2004 and is determined using interest rate market pricing models.

Mortgage Notes Payable – As of December 31, 2005 and 2004, the Company has determined the estimated fair value of its mortgage notes payable are $235,297 and $153,612, respectively, by discounting future cash payments utilizing a discount rate equivalent to the rate at which similar mortgage notes payable would be originated under conditions then existing.

Derivative Financial Instruments:

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” , as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  As required by SFAS 133, the Company records all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

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

Back to Index

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

16.     Financial Instruments, continued

Derivative Financial Instruments, continued

As of December 31, 2005 and 2004, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations.  Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

The following table summarizes the notional values and fair values of the Company’s derivative financial instruments as of December 31, 2005. The notional value does not represent exposure to credit, interest rate or market risks:

Hedge Type	Notional Value	Rate	Forward Start Date	Interest maturity	Fair Value

LIBOR Swap	$36,778	4.35%	n/a	1/1/11	$615
LIBOR Swap	20,000	4.53%	n/a	10/1/06	24
LIBOR Swap	15,149	4.32%	n/a	1/1/07	62
LIBOR Swap	11,719	4.11%	n/a	1/1/07	72
LIBOR Swap	8,730	4.47%	n/a	6/1/07	31
LIBOR Swap	4,640	4.71%	10/2/06	1/1/10	5

Interest rate swap receivable					$809

LIBOR Swap	11,410	4.90%	10/2/06	10/1/11	(59)
LIBOR Swap	8,434	5.14%	6/1/07	3/1/12	(121)

Interest rate swap liability					$(180)

As of December 31, 2005, the derivative instruments were reported at fair value as reflected above. The interest rate swap receivable is included in Other Assets in the Consolidated Balance Sheets. As of December 31, 2004, the derivative instruments were reported at fair value as a derivative instrument liability of $2,136. As of December 31, 2005 and 2004, unrealized losses totaling $12 and $3,219, respectively, represented the fair value of the aforementioned derivatives, of which $12 and $3,180, respectively, were reflected in accumulated other comprehensive loss, and $0 and $39, respectively, as a reduction of minority interest in the Operating Partnership. For the years ended December 31, 2004 and 2003, the Company recorded in interest expense an unrealized loss of $37 and unrealized gain of $51, respectively, due to partial ineffectiveness on one of the swaps which was terminated in November 2004. The ineffectiveness resulted from differences between the derivative notional and the principal amount of the hedged variable rate debt.

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

	Years ended December 31,

	2005	2004	2003

Numerator:
Income from continuing operations – basic earnings per share	$21,567	$13,516	$8,393
Effect of dilutive securities:
Preferred OP Unit distributions	—	—	—

Numerator for diluted earnings per share	21,567	13,516	8,393

Denominator:
Weighted average shares – basic earnings per share	31,949	29,341	26,640
Effect of dilutive securities:
Employee stock options	265	571	592

Dilutive potential Common Shares	265	571	592

Denominator for diluted earnings per share	32,214	29,912	27,232

Basic earnings per share from continuing operations	$0.68	$0.46	$0.32

Diluted earnings per share from continuing operations	$0.67	$0.45	$0.31

The weighted average shares used in the computation of basic earnings per share include unvested restricted shares (Note 11) and Share Units (Note 12) that are entitled to receive dividend equivalent payments. The effect of the conversion of Common OP Units is not reflected in the above table as they are exchangeable for Common Shares on a one-for-one basis. The income allocable to such units is allocated on this same basis and reflected as minority interest in the accompanying consolidated financial statements. As such, the assumed conversion of these units would have no net impact on the determination of diluted earnings per share.

18.     Summary of Quarterly Financial Information (unaudited)

The quarterly results of operations of the Company for the years ended December 31, 2005 and 2004 are as follows:

	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005	Total for Year

Revenue	$19,613	$20,346	$20,745	$22,614	$83,318
Income from continuing operations	$4,360	$5,044	$7,294	$4,869	$21,567
Income (loss) from discontinued operations	$85	$(699)	$(69)	$(258)	$(941)
Net income	$4,445	$4,345	$7,225	$4,611	$20,626
Net income per Common Share – basic:
Income from continuing operations	$0.14	$0.16	$0.23	$0.15	$0.68
Income (loss) from discontinued operations	0.00	(0.02)	(0.00)	(0.01)	(0.03)

Net income	$0.14	$0.14	$0.23	$0.14	$0.65

Net income per Common Share –diluted:
Income from continuing operations	$0.14	$0.16	$0.22	$0.15	$0.67
Income (loss) from discontinued operations	0.00	(0.02)	(0.00)	(0.01)	(0.03)

Net income	$0.14	$0.14	$0.22	$0.14	$0.64

Cash dividends declared per Common
Share	$0.1725	$0.1725	$0.1725	$0.185	$0.7025
Weighted average Common Shares outstanding:
Basic	31,867,185	31,898,644	32,008,982	32,017,316	31,948,610
Diluted	32,139,833	32,144,529	32,706,201	32,293,926	32,214,231

Back to Index

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

18.     Summary of Quarterly Financial Information (unaudited), continued

	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004	Total for Year

Revenue	$17,226	$17,466	$18,087	$18,878	$71,657
Income from continuing operations	$3,124	$3,966	$3,097	$3,329	$13,516
Loss (income) from discontinued operations	$(274)	$(202)	$(202)	$6,747	$6,069
Net income	$2,850	$3,764	$2,895	$10,076	$19,585
Net income per Common Share – basic
Income from continuing operations	$0.11	$0.13	$0.11	$0.11	$0.46
Loss (income) from discontinued operations	(0.01)	0.00	0.00	0.22	0.21

Net income	$0.10	$0.13	$0.11	$0.33	$0.67

Net income per Common Share – diluted
Income from continuing operations	$0.11	$0.13	$0.10	$0.11	$0.45
Loss (income) from discontinued operations	(0.01)	0.00	0.00	0.21	0.20

Net income	$0.10	$0.13	$0.10	$0.32	$0.65

Cash dividends declared per Common Share	$0.16	$0.16	$0.16	$0.1725	$0.6525
Weighted average Common Shares outstanding:
Basic	27,890,065	29,333,184	29,459,175	30,665,688	29,340,992
Diluted	28,763,751	29,793,310	29,953,528	31,645,852	29,912,405

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

The Company conducts Phase I environmental reviews with respect to properties it acquires. These reviews include an investigation for the presence of asbestos, underground storage tanks and polychlorinated biphenyls (PCBs). Although such reviews are intended to evaluate the environmental condition of the subject property as well as surrounding properties, there can be no assurance that the review conducted by the Company will be adequate to identify environmental or other problems that may exist. Where a Phase I assessment is so recommended, a Phase II assessment was conducted to further determine the extent of possible environmental contamination. In all instances where a Phase I or II assessment has resulted in specific recommendations for remedial actions, the Company has either taken or scheduled the recommended remedial action. To mitigate unknown risks, the Company has obtained environmental insurance for most of its properties, which covers only unknown environmental risks.

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

For the year ended December 31, 2004, the Company accrued a reserve for $730 related to flood damage incurred at one of its properties.  Under the terms of the Company’s insurance policy, a maximum deductible of approximately $730 would apply in the event the flood damage was the direct result of a “named” storm.  During the first quarter of 2005, the Company reduced the reserve by $480 due to the settlement of the insurance claim.

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

Back to Index

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

20.     Subsequent Events

On January 4, 2006, the institutional investors of Fund I merged their 78% interest in the Brandywine Portfolio into affiliates of GDC Properties Incorporated (“GDC”) in exchange for cash. The Company merged its 22% share of the Brandywine Portfolio into GDC in exchange for a 22% interest in GDC. Prior to the closing of this transaction, the Company provided $17.6 million of mortgage financing to GDC secured by certain properties within the Brandywine Portfolio.

Back to Index

ACADIA REALTY TRUST
SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2005

Description	Encumbrances	Land	Buildings & Improvements	Costs capitalized Subsequent to Acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Acquisition (a) Construction(c)

Shopping Centers
Crescent Plaza Brockton, MA	$17,600	$1,147	$7,425	$822	$1,147	$8,247	$9,394	$4,344	1984(a)
New Loudon Center Latham, NY	15,000	505	4,161	10,840	505	15,001	15,506	8,024	1982(a)
Ledgewood Mall Ledgewood, NJ	(1)	619	5,434	33,096	619	38,530	39,149	25,506	1983(a)
Mark Plaza Edwardsville, PA	—	—	4,268	4,765	—	9,033	9,033	5,709	1968(c)
Luzerne Street Plaza Scranton, PA	—	35	315	1,722	35	2,037	2,072	1,141	1983(a)
Blackman Plaza Wilkes-Barre, PA	—	120	—	1,599	120	1,599	1,719	587	1968(c)
Greenridge Plaza Scranton, PA	—	1,335	6,314	2,292	1,335	8,606	9,941	4,652	1986(c)
Plaza 422 Lebanon, PA	—	190	3,004	720	190	3,724	3,914	2,714	1972(c)
Route 6 Mall Honesdale, PA	—	—	—	12,695	1,664	11,031	12,695	4,262	1995(c)
Pittston Mall Pittston, PA	—	1,500	—	5,956	1,521	5,935	7,456	2,139	1995(c)
Bartow Avenue Bronx, NY	—	1,691	5,803	44	1,691	5,847	7,538	133	2002(c)
Amboy Rd. Shopping Ctr. Staten Island, NY	—	—	11,909	—	—	11,909	11,909	145	2005(a)
Bradford Towne Centre Towanda, PA	(1)	—	—	16,100	817	15,283	16,100	6,158	1994(c)
Abington Towne Center Abington, PA	(2)	799	3,197	1,994	799	5,191	5,990	1,182	1998(a)
Bloomfield Town Square Bloomfield Hills, MI	(3)	3,443	13,774	4,684	3,443	18,458	21,901	3,561	1998(a)
Walnut Hill Plaza Woonsocket, RI	(3)	3,122	12,488	844	3,122	13,332	16,454	2,983	1998(a)
Elmwood Park Plaza Elmwood Park, NJ	34,600	3,248	12,992	14,764	3,800	27,205	31,005	5,178	1998(a)
Merrillville Plaza Hobart, IN	12,936	4,288	17,152	1,199	4,288	18,351	22,639	3,723	1998(a)
Soundview Marketplace Port Washington, NY	8,338	2,428	9,711	5,994	3,227	14,904	18,131	3,355	1998(a)
Marketplace of Absecon Absecon, NJ	(3)	2,573	10,294	2,467	2,573	12,761	15,334	2,501	1998(a)

Back to Index

ACADIA REALTY TRUST
SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2005

Description	Encumbrances	Land	Buildings & Improvements	Costs capitalized Subsequent to Acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Acquisition (a) Construction(c)

Hobson West Plaza Naperville, IL	$(3)	$1,793	$7,172	$687	$1,793	$7,859	$9,652	$1,700	1998(a)
Smithtown Shopping Center Smithtown, NY	10,082	3,229	12,917	1,230	3,229	14,147	17,376	3,173	1998(a)
Town Line Plaza Rocky Hill, CT		878	3,510	7,048	909	10,528	11,437	6,304	1998(a)
Branch Shopping Center Village of the Branch, NY	(2)	3,156	12,545	619	3,156	13,164	16,320	2,523	1998(a)
The Methuen Shopping Center Methuen, MA	(2)	956	3,826	—	956	3,826	4,782	705	1998(a)
Gateway Shopping Center Burlington, VT	(2)	1,273	5,091	11,517	1,273	16,608	17,881	1,851	1999(a)
Mad River Station Dayton, OH	—	2,350	9,404	419	2,350	9,823	12,173	1,763	1999(a)
Pacesetter Park Shopping Center Ramapo, NY	12,500	1,475	5,899	971	1,475	6,870	8,345	1,223	1999(a)
239 Greenwich Greenwich, CT	15,894	1,817	15,846	359	1,817	16,205	18,022	2,761	1999(c)
Residential Properties Gate House, Holiday House, Tiger Village Columbia, MO	10,588	2,312	9,247	3,092	2,312	12,339	14,651	3,053	1998(a)
Village Apartments Winston Salem, NC	(3)	3,429	13,716	2,727	3,429	16,443	19,872	3,769	1998(a)
Colony Apartments Columbia, MO	5,294	1,118	4,470	1,522	1,118	5,992	7,110	1,487	1998(a)
Undeveloped land				250	250		250
Properties under development	—	—	—	—	—	—	—	—

	$238,448	$50,829	$231,884	$153,038	$54,963	$380,788	$435,751	$118,309

Back to Index

ACADIA REALTY TRUST
NOTES TO SCHEDULE III
December 31, 2005

1.	These properties serve as collateral for the financing with Washington Mutual Bank, FA in the amount of $29,131 (Note 6)
2.	These properties serve as collateral for the financing with Bank of America, FA in the amount of $44,485 (Note 6)
3.	These properties serve as collateral for the financing with Bank of America, NA in the amount of $22,000 (Note 6).
4.	Depreciation and investments in buildings and improvements reflected in the statements of income is calculated over the estimated useful life of the assets as follows:

Buildings	30 to 40 years
Improvements	Shorter of lease term or useful life

5.	The aggregate gross cost of property included above for Federal income tax purposes was $373,098 as of December 31, 2005.
6.	(a) Reconciliation of Real Estate Properties:

The following table reconciles the real estate properties from January 1, 2003 to December 31, 2005:

	For the year ended December 31,

	2005	2004	2003

Balance at beginning of year	$414,974	$407,220	$393,652
Other improvements	8,868	6,909	13,568
Reclassification of tenant improvement activities	—	845	—
Property Acquired	11,909	—	—

Balance at end of year	$435,751	$414,974	$407,220

(b)	Reconciliation of Accumulated Depreciation:

The following table reconciles accumulated depreciation from January 1, 2003 to December 31, 2005:

	For the year ended December 31,

	2005	2004	2003

Balance at beginning of year	$105,278	$91,777	$76,454
Reclassification of tenant improvement activities	—	660	—
Depreciation related to real estate	13,031	12,841	15,323

Balance at end of year	$118,309	$105,278	$91,777