Form 10-Q
period 2006-03-31
ACADIA REALTY TRUST
filed 2006-05-10
CIK 899629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number 1-12002

ACADIA REALTY TRUST

(Exact name of registrant in its charter)

MARYLAND (State or other jurisdiction of incorporation or organization) 1311 MAMARONECK AVENUE, SUITE 260, WHITE PLAINS, NY (Address of principal executive offices)	23-2715194 (I.R.S. Employer Identification No.) 10605 (Zip Code)

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

YES NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2).

Large Accelerated Filer Accelerated Filer Non-accelerated Filer

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes       No

As of May 8, 2006, there were 31,766,964 common shares of beneficial interest, par value $.001 per share, outstanding.

ACADIA REALTY TRUST AND SUBSIDIARIES

FORM 10-Q

Back to Contents

Part I. Financial Information

Item 1. Financial Statements

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands, except per share amounts)

	March 31, 2006	December 31, 2005

ASSETS
Real estate:
Land	$132,516	$146,240
Buildings and improvements	488,611	584,962
Construction in progress	6,081	4,016

	627,208	735,218
Less: accumulated depreciation	(134,419)	(135,891)

Net real estate	492,789	599,327
Cash and cash equivalents	50,652	91,398
Cash in escrow	6,489	7,799
Restricted cash	549	548
Investments in and advances to unconsolidated partnerships	19,181	10,320
Investment in management contracts, net of accumulated amortization of $2,171 and $1,938, respectively	2,945	3,178
Preferred equity investment	19,000	19,000
Rents receivable, net	11,099	13,505
Notes receivable	43,092	15,733
Prepaid expenses	4,121	5,199
Deferred charges, net	24,494	24,288
Acquired lease intangibles	7,451	8,941
Other assets	24,103	15,786
Assets of discontinued operations	26,747	26,836

	$732,712	$841,858

LIABILITIES AND SHAREHOLDERS’ EQUITY
Mortgage notes payable	$378,574	$411,000
Accounts payable and accrued expenses	11,294	19,018
Dividends and distributions payable	6,160	6,088
Share of distributions in excess of share of income and investment in unconsolidated partnerships	10,651	10,315
Other liabilities	10,823	14,375
Liabilities of discontinued operations	14,290	14,221

Total liabilities	431,792	475,017

Minority interest in Operating Partnership	8,503	9,204
Minority interests in partially-owned partnerships	69,684	137,061

Total minority interests	78,187	146,265

Shareholders’ equity:
Common shares	31	31
Additional paid-in capital	224,258	223,199
Accumulated other comprehensive income (loss)	1,086	(12)
Deficit	(2,642)	(2,642)

Total shareholders’ equity	222,733	220,576

	$732,712	$841,858

See accompanying notes

Back to Contents

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(unaudited)

(dollars in thousands, except per share amounts)

	Three months ended March 31,

	2006	2005

Revenues
Minimum rents	$17,788	$18,501
Percentage rents	185	201
Expense reimbursements	4,079	4,374
Other property income	211	330
Management fee income from related parties	1,201	575
Interest income	1,746	417

Total revenues	25,210	24,398

Operating Expenses
Property operating	4,050	4,820
Real estate taxes	2,799	2,562
General and administrative	5,307	3,115
Depreciation and amortization	6,398	6,272

Total operating expenses	18,554	16,769

Operating income	6,656	7,629

Equity in earnings of unconsolidated partnerships	4,112	261
Interest expense	(5,185)	(3,933)
Minority interest	(1,081)	201

Income from continuing operations before income taxes	4,502	4,158
Income taxes	(449)	—

Income from continuing operations	4,053	4,158

Discontinued Operations:
Operating income from discontinued operations	306	292
Minority interest	(6)	(5)

Income from discontinued operations	300	287

Net Income	$4,353	$4,445

Basic Earnings per Share
Income from continuing operations	$0.12	$0.13
Income from discontinued operations	0.01	0.01

Basic earnings per share	$0.13	$0.14

Diluted Earnings per Share
Income from continuing operations	$0.12	$0.13
Income from discontinued operations	0.01	0.01

Diluted earnings per share	$0.13	$0.14

See accompanying notes

Back to Contents

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(unaudited)

(dollars in thousands)

	March 31, 2006	March 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,353	$4,445
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,652	6,618
Minority interests	1,087	196
Equity in earnings of unconsolidated partnerships	(4,112)	(353)
Amortization of derivative settlement included in interest expense	—	109
Distributions of operating income from unconsolidated partnerships	3,982	177
Restricted Share compensation	1,963	312
Changes in assets and liabilities:
Restricted cash	(1)	102
Funding of escrows, net	(419)	396
Rents receivable	(423)	(4,664)
Prepaid expenses	154	688
Other assets	(6,997)	(5,737)
Accounts payable and accrued expenses	(1,044)	856
Other liabilities	4,351	8,100

Net cash provided by operating activities	9,546	11,337

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for real estate and improvements	(26,805)	(3,404)
Investment in unconsolidated partnerships	—	(727)
Return of capital from unconsolidated partnerships	8,823	85
Increase in deferred charges	(2,471)	(989)
Increase in notes receivable	(27,359)	(2,260)
Preferred equity investment	—	(20,000)
Transfer of cash to unconsolidated partnerships	(1,299)	—

Net cash (used in) investing activities	(49,111)	(27,204)

Back to Contents

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(unaudited)

(dollars in thousands)

	March 31, 2006	March 31, 2005

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on mortgages	(28,483)	(5,463)
Proceeds received on mortgage notes	64,809	20,000
Dividends paid	(5,977)	(5,509)
Dividends and distributions payable	72	—
Distributions to minority interests in Operating Partnership	(121)	(56)
Distributions on preferred Operating Partnership Units	(62)	—
Distributions to minority interests in partially-owned partnerships	(33,704)	—
Contributions from minority interests in majority-owned partnerships	2,261	386
Common Shares issued under Employee Stock Purchase Plan	24	24

Net cash (used in) provided by financing activities	(1,181)	9,382

Decrease in cash and cash equivalents	(40,746)	(6,485)
Cash and cash equivalents, beginning of period	91,398	16,043

Cash and cash equivalents, end of period	$50,652	$9,558

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amounts capitalized of $11 and $96, respectively	$5,383	$4,424
Supplemental disclosure of non-cash investing and financing activities:
Acquisition of management contract rights through issuance of Common Operating Partnership Units	$—	$4,000

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

1.	THE COMPANY

Acadia Realty Trust (the “Company”) is a fully integrated and self-managed real estate investment trust (“REIT”) focused primarily on the ownership, acquisition, redevelopment and management of neighborhood and community shopping centers.

All of the Company’s assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership (the “Operating Partnership” or “OP”) and partnerships in which it owns a controlling interest. As of March 31, 2006, the Company controlled 98% of the Operating Partnership as the sole general partner.

In 2001, the Company formed a joint venture, Fund I, with four of its institutional investors. The Company committed a total of $20,000 to Fund I and Mervyns I, along with the four institutional shareholders, who committed $70,000, for the purpose of acquiring a total of approximately $300,000 in investments. As of March 31, 2006, the Company has contributed $16,196 to Fund I and $2,729 to Mervyns I.

The Company is the sole general partner with a 22% interest in the joint venture and is also entitled to a profit participation in excess of its invested capital based on certain investment return thresholds. Decisions made by the general partner, as it relates to purchasing, financing, and disposition of properties, are subject to the unanimous disapproval of the Advisory Committee of Fund I, which is comprised of representatives from each of the four institutional investors. Cash flow is distributed pro-rata to the partners (including the Company) until they have received a 9% cumulative return on, and a return of all capital contributions. Thereafter, remaining cash flow is to be distributed 80% to the partners (including the Company) and 20% to the Company as a carried interest (“Promote”). The Company also earns a fee for asset management services equal to 1.5% of the allocated equity in the remaining Fund I assets, as well as market-rate fees for property management, leasing and construction services. Following the recapitalization of the Brandywine Portfolio during the quarter ended March 31, 2006, all capital contributions and a 9% cumulative return have been distributed to the institutional investors. Accordingly, the Company is now entitled to a promote on all future earnings and distributions.

In June of 2004, the Company formed a joint venture, Fund II, with the investors from Fund I as well as two additional institutional investors. With $300,000 of committed discretionary capital, Fund II and Mervyns II expect to be able to acquire up to $900,000 of investments on a leveraged basis. The Company’s share of committed capital is $60,000. The Company is the sole managing member with 20% interest in the joint venture and is also entitled to a profit participation in excess of its invested capital based on certain investment return thresholds. The terms and structure of Fund II are substantially the same as Fund I with the exceptions that the preferred return is 8%. As of March 31, 2006, the Company has contributed $10,943 to Fund II and $2,456 to Mervyns II.

2.	BASIS OF PRESENTATION

The consolidated financial statements include the consolidated accounts of the Company and its controlling investments in partnerships and limited liability companies, including the Operating Partnership, and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Non-controlling investments in partnerships are accounted for under the equity method of accounting as the Company exercises significant influence. The information furnished in the accompanying consolidated financial statements reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the aforementioned consolidated financial statements for the interim periods.

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. For further information refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

In 2005, the Emerging Issues Task Force (“EITF”) reached a consensus that the general partners in a limited partnership should determine whether they control a limited partnership based on the application of the framework as discussed in EITF 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights”. Under EITF 04-5, the general partners in a limited partnership are presumed to control that limited partnership regardless of the extent of the general partner’s ownership interest in the limited partnership.The assessment of whether the rights of the limited partners should overcome the presumption of control by the general partners is a matter of judgment that depends on facts and circumstances. If the limited partners have either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights, the general partners do not control the limited partnership. EITF 04-5 was effective immediately for new partnerships formed and existing limited partnerships for which the partnership agreements were modified on or after June 29, 2005, and, for all other partnerships, EITF 04-5 is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The provisions of EITF 04-5 may be initially applied through either one of two methods: (1) similar to a cumulative effect of a change in accounting principle or (2) retrospective application. The Company assessed the impact of EITF 04-5 as it related to the method of accounting utilized for its investments in Acadia Strategic Opportunity Fund I, LP (“Fund I”), Acadia Strategic Opportunity Fund II, LLC (“Fund II”), Acadia Mervyn I, LLC, (“Mervyns I”) and Mervyn II, LLC (“Mervyns II”) which were accounted for under the equity method of accounting. The Company determined that these investments should be fully consolidated, effective January 1, 2006 pursuant to EITF 04-5. The Company utilized the retrospective approach in the application of EITF 04-5 and has presented all historical periods prior to 2006 on a consistent basis with 2006 and thereafter. There was no impact on net income or shareholders’ equity for any of the reported periods in the accompanying consolidated financial statements due to the consolidation of these investments.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

2.	BASIS OF PRESENTATION (Continued)

On January 4, 2006, Fund I recapitalized its investment in a one million square foot shopping center portfolio located in Wilmington, Delaware (“Brandywine Portfolio”). The recapitalization was effected through the conversion of the 78% interest which was previously held by the institutional investors in Fund I to an affiliate of GDC Properties (“GDC”) through a merger of interests in exchange for cash. The Company has retained its existing 22% interest in the Brandywine Portfolio in partnership with GDC and continues to operate the portfolio and earn fees for such services.

Pursuant to EITF 04-5, the Company has presented the 2005 financial statements to reflect the consolidation of Fund I, including the Brandywine Portfolio which, at the time, was a wholly-owned investment of Fund I. Following the January 2006 recapitalization of the Brandywine Portfolio, the Company no longer has a controlling interest in this investment and, accordingly, currently accounts for this investment under the equity method of accounting.

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

	Three months ended March 31,

	2006	2005

Numerator:
Income from continuing operations – basic and diluted	$4,353	$4,445

Denominator:
Weighted average shares – basic earnings per share	32,468	31,867
Effect of dilutive securities:
Employee stock options	298	273

Denominator for diluted earnings per share	32,766	32,140

Basic earnings per share from continuing operations	$0.12	$0.13

Diluted earnings per share from continuing operations	$0.12	$0.13

The effect of the conversion of common units in the Operating Partnership (“Common OP Units”) is not reflected in the above table as they are exchangeable for Common Shares on a one-for-one basis. The income allocable to such units is allocated on this same basis and reflected as minority interest in the accompanying consolidated financial statements. As such, the assumed conversion of these units would have no net impact on the determination of diluted earnings per share. The effect of the conversion of Series A and B Preferred OP Units (“Preferred OP Units”) which would result in 337,097 and 522,679 additional Common Shares for the three months ended March 31, 2006 and 2005, respectively, is not reflected in the above table as such conversion would be anti-dilutive.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

4.	COMPREHENSIVE INCOME

The following table sets forth comprehensive income for the three months ended March 31, 2006 and 2005:

	Three months ended March 31,

	2006	2005

Net income	$4,353

$

		4,445
Other comprehensive income (1)	1,098	2,042

Comprehensive income	$5,451	6,487

Notes:

(1)	Relates to the changes in the fair value of derivative instruments accounted for as cash flow hedges.

The following table sets forth the change in accumulated other comprehensive income (loss) for the three months ended March 31, 2006:

Balance at December 31, 2005		$(12)
Unrealized gain on valuation of swap agreements		1,098

Balance at March 31, 2006		$1,086

5.	SHAREHOLDERS’ EQUITY AND MINORITY INTERESTS

The following table summarizes the change in the shareholders’ equity and minority interests since December 31, 2005:

	Shareholders’ Equity	Minority Interest in Operating Partnership	Minority Interest in partially- owned Partnerships

Balance at December 31, 2005	$220,576	$9,204	$137,061
Dividends and distributions declared of $0.1850 per Common Share and Common OP Unit	(5,977)	(121)	—
Net income for the period January 1 through March 31, 2006	4,353	94	931
Distributions paid	—	—	(70,569)
Conversion of Series A Preferred OP Units	696	(696)	—
Acquisition of partnership interest	—	—	2,261
Other comprehensive income – Unrealized gain on valuation of swap agreements	989	22	—
Other comprehensive income – Amortization of swap value	109	—	—
Employee stock-based compensation	1,987	—	—

Balance at March 31, 2006	$222,733	$8,503	$69,684

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

5.	SHAREHOLDERS’ EQUITY AND MINORITY INTERESTS (continued)

Notes:

Minority interest in the Operating Partnership represents (i) the limited partners’ interest of 653,360 Common OP Units at March 31, 2006 and December 31, 2005, (ii) 188 and 884 Series A Preferred OP Units at March 31, 2006 and December 31, 2005, respectively, with a nominal value of $1,000 per unit, which are entitled to a preferred quarterly distribution of the greater of (a) $22.50 per unit (9% annually) per Series A Preferred OP Unit or (b) the quarterly distribution attributable to a Series A Preferred OP Unit if such unit were converted into a Common OP Unit, and (iii) 4,000 Series B Preferred OP Units at March 31, 2006 and December 31, 2005 with a nominal value of $1,000 per unit, which are entitled to a preferred quarterly distribution of the greater of (a) $13.00 (5.2% annually) per unit or (b) the quarterly distribution attributable to a Series B Preferred OP Unit if such unit were converted into a Common OP Unit.

During the first quarter of 2006, certain holders of 696 Series A Preferred OP Units converted these into Common OP Units and ultimately into Common Shares.

Minority interests in partially-owned partnerships represent third-party interests. During January 2006, Fund I recapitalized the Brandywine Portfolio, and as a result, $35,542 was distributed to the institutional investors in Fund I. During the quarter ended, March 31, 2006, minority interests in Mervyns I and Mervyns II received distributions of $16,297 and $18,195, respectively. During January 2006, the Company acquired a 60% interest in the A&P Shopping Plaza located in Boonton, New Jersey, as discussed in Note 6. The remaining 40% interest is owned by a third party and is reflected as minority interest in the accompanying Consolidated Balance Sheet as of March 31, 2006.

6.	PROPERTY ACQUISITIONS

On January 12, 2006, the Company closed on a 19,265 square foot retail building in the Lincoln Park district in Chicago. The property was acquired from an affiliate of Klaff for a purchase price of $9,900, including the assumption of existing mortgage debt in the principal amount of $3,831.

On January 24, 2006, the Company acquired a 60% interest in the A&P Shopping Plaza located in Boonton, New Jersey. The property, which is 100% occupied and located in northeastern New Jersey, is a 63,000 square foot shopping center anchored by a 49,000 square foot A&P Supermarket. A portion of the remaining 40% interest is owned by a principal of P/A Associates, LLC (“P/A”). The interest was acquired for $3,200. There is existing first mortgage debt of $8,681in the partnership.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

7.	INVESTMENTS

A. Investments In and Advances to Unconsolidated Partnerships

	March 31, 2006

	Mervyns	Brandywine Portfolio	Other Investments	Total

Balance Sheets
Assets:
Rental property, net	$—	$128,836	$39,891	$168,727
Other assets	40,514	5,524	11,901	57,939

Total assets	$40,514	$134,360	$51,792	$226,666

Liabilities and partners’ deficit
Mortgage note payable	$—	$91,298	$76,623	$167,921
Other liabilities	72,455	18,501	7,810	98,766
Partners equity (deficit)	(31,941)	24,561	(32,641)	(40,021)

Total liabilities and partners’ deficit	$40,514	$134,360	$51,792	$226,666

Company’s investment in Unconsolidated Partnerships	$2,932	$5,841	$10,408	$19,181

Share of distributions in excess of share of income and investment in unconsolidated partnerships	$—	$—	$(10,651)	$(10,651)

	Three Months Ended

	March 31, 2006				March 31, 2005
	Mervyns	Brandywine Portfolio	Others	Total	Others(1)

Statements of Operations
Total revenue	$259,335	$4,514	$3,088	$266,937	$2,709
Operating and other expenses	224,956	1,214	1,327	227,497	675
Interest expense	—	5,009	1,104	6,113	1,186
Depreciation and amortization	2,817	724	424	3,965	162

Net income (loss)	$31,562	$(2,433)	$233	$29,362	$686

Company’s share of net income	$3,316	$722	$74	$4,112	$261

(1)	The Brandywine Portfolio was consolidated with Fund I for the three months ended March 31, 2005. There was no Mervyns activity for the three months ended March 31, 2005.

Retailer Controlled Property Venture

On January 27, 2004, the Company entered into the Retailer Controlled Property Venture (“RCP Venture”) with Klaff Realty, L.P. (“Klaff”) and Klaff’s long-time capital partner Lubert-Adler Management, Inc. for the purpose of making investments in surplus or underutilized properties owned by retailers. On September 2, 2004, affiliates of Fund I and Fund II, through separately organized, newly formed limited liability companies on a non-recourse basis, invested in the acquisition of Mervyns through the RCP Venture, which, as part of an investment consortium of Sun Capital and Cerebus, acquired Mervyns from Target Corporation. The total acquisition price was $1,175,000, with such affiliates’ combined $23,520 share of the investment divided equally between them. The Company’s share of the investment totaled $4,965. For the three months ended March 31, 2006, the Company’s share of net income amounted to $3,316.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

7.	INVESTMENTS (continued)

A. Investments In and Advances to Unconsolidated Partnerships (continued)

Brandywine Portfolio

On January 4, 2006, the institutional investors of Fund I merged their 78% interest in the Brandywine Portfolio into affiliates of GDC in exchange for cash. The Company merged its 22% share of the Brandywine Portfolio into GDC in exchange for a 22% interest in GDC. Prior to the closing of this transaction, the Company provided $17,558 of mortgage financing secured by certain properties within the Brandywine Portfolio. For the three months ended March 31, 2006, the Company’s share of net income of $722 included $1,141 for reimbursement of the Company’s share of certain fees incurred by the Brandywine Portfolio by the institutional investors of Fund I.

Fund I Investments

Fund I has joint ventures with third party investors in the ownership and operation of Hitchcock Plaza, Pine Log Plaza, Sterling Heights Shopping Center, Haygood Shopping Center, and Tarrytown Centre. The Hitchcock Plaza, is a 235,000 square foot shopping center located in Aiken, South Carolina. Adjacent to the Hitchcock Plaza, is the 35,000 square foot Pine Log Plaza. Sterling Heights Shopping Center, is a 155,000 square foot community shopping center located in Detroit, Michigan. Haygood Shopping Center is a 162,000 square foot center located in Virginia Beach, Virginia. Lastly, the Tarrytown Centre is located in Westchester, New York. These properties are accounted for under the equity method of accounting.

Crossroads

The Company owns a 49% interest in the Crossroads Joint Venture and Crossroads II Joint Venture (collectively “Crossroads”), which collectively own a 311,000 square foot shopping center in White Plains, New York. The Company accounts for Crossroads using the equity method of accounting. As of March 31, 2006, the Company’s share of distributions in excess of share of income and investment in Crossroads amounted to $10,651.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

7.	INVESTMENTS (continued)

B. Preferred Equity Investment

In March of 2005, the Company invested $20,000 in a preferred equity position (“Preferred Equity”) with Levitz SL, L.L.C. (“Levitz SL”), the owner of 2.5 million square feet of fee and leasehold interests in 30 locations (the “Properties”), the majority of which are currently leased to Levitz Furniture Stores. Klaff Realty L.P. (“Klaff”) is a managing member of Levitz SL. The Preferred Equity receives a return of 10%, plus a minimum return of capital of $2,000 per annum. During March 2006, the rate of return was reset to the six-month LIBOR plus 644 basis points or 11.5%. The Preferred Equity is redeemable at the option of Levitz SL at any time. In October 2005, Levitz Furniture filed for bankruptcy under Chapter 11. The Company has a preferred equity investment of $19,000 at March 31, 2006. This investment was not made based on Levitz remaining as a tenant, but rather based on the underlying value of the real estate, which management believes is sufficient to recover our equity investment and the return attributable thereto. Accordingly, no reserve is required at March 31, 2006. Subsequent to March 31, 2006, the Company received a principal payment of $1,000 and all accrued interest to date of $971.

8.	DERIVATIVE FINANCIAL INSTRUMENTS

The following table summarizes the notional values and fair values of the Company’s derivative financial instruments as of March 31, 2006. The notional value does not represent exposure to credit, interest rate or market risks.

Hedge Type	Notional Value	Interest Rate	Forward Start Date	Interest Maturity	Fair Value

LIBOR Swap	$36,444	4.35%	n/a	1/1/11	$1,141
LIBOR Swap	20,000	4.53%	n/a	10/1/06	52
LIBOR Swap	15,087	4.32%	n/a	1/1/07	91
LIBOR Swap	11,670	4.11%	n/a	1/1/07	88
LIBOR Swap	8,693	4.47%	n/a	6/1/07	66

	$91,894

LIBOR Swap	$4,640	4.71%	1/1/10	1/10/11	57
LIBOR Swap	11,410	4.90%	10/2/06	10/1/11	134
LIBOR Swap	8,434	5.14%	6/1/07	3/1/12	13

	$24,484

Interest rate swap receivable					$1,642

The interest rate swap receivable is included in Other Assets in the Consolidated Balance Sheets.

9.	MORTGAGE LOANS

Due to the adoption of EITF 04-5 (Note 2), all of the Fund I and Fund II loans are now included as part of the Company’s consolidated mortgage indebtedness.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

9.	MORTGAGE LOANS (continued)

On January 12, 2006, in conjunction with the purchase of a property, the Company assumed a loan of $3,828 which bears interest at a fixed rate of 8.5%.

On January 18, 2006, Fund II drew down an additional $1,800 on an existing credit facility. As of March 31, 2006, the outstanding balance on this facility was $26,200.

On January 24, 2006, in conjunction with the purchase of a partnership interest, the Company assumed a loan of $8,681 which bears interest at a fixed rate of 6.4%.

On February 22, 2006, the Company financed a property within its existing portfolio for $20,500. This loan bears interest at a fixed rate of 5.4%. A portion of the proceeds was used to pay down $10,900 on an existing credit facility.

On March 27, 2006, the Company refinanced a property for $30,000. This loan bears interest at LIBOR plus 140 basis points. A portion of the proceeds was used to pay down the existing $12,066 of debt on this property.

10.	RELATED PARTY TRANSACTIONS

In February 2005, the Company issued $4,000 of Restricted Common OP Units to Klaff for the balance of certain management contract rights as well as the rights to certain potential future revenue streams.

In March 2005, the Company completed a $20,000 Preferred Equity Investment with Levitz SL, of which Klaff, a Common and Preferred OP unit holder, is the managing member. The Company has a preferred equity investment of $19,000 at March 31, 2006 (Note 7).

The Company also earns fees in connection with its rights to provide asset management, leasing, disposition, development and construction services for an existing portfolio of retail properties and/or leasehold interests in which Klaff has an interest. Net fees earned by the Company in connection with this portfolio were $1,058 and $575 for the three months ended March 31, 2006 and 2005, respectively. The amount is net of the payment of sub-management fees to Klaff of $303 for the three months ended March 31, 2005.

Lee Wielansky, the Lead Trustee of the Company, was paid a consulting fee of $25 for both the three months ended March 31, 2006 and 2005, respectively.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

11.	SEGMENT REPORTING

The Company has two reportable segments: retail properties and multi-family properties. The accounting policies of the segments are the same as those described in the summary of significant accounting policies as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The Company evaluates property performance primarily based on net operating income before depreciation, amortization and certain nonrecurring items. The reportable segments are managed separately due to the differing nature of the leases and property operations associated with the retail versus residential tenants. The following tables set forth certain segment information for the Company for continuing operations as of and for the three months ended March 31, 2006 and 2005 and does not include activity related to unconsolidated partnerships:

	Three months ended March 31, 2006

	Retail Properties	Multi-Family Properties	All Other	Total

Revenues	$20,227	$2,036	$2,947	$25,210
Property operating expenses and real estate taxes	5,794	1,055	—	6,849
Other expenses	4,258	429	620	5,307

Net property income before depreciation, amortization and certain nonrecurring items	$10,175	$552	$2,327	$13,054

Depreciation and amortization	$5,905	$376	$117	$6,398

Interest expense	$4,831	$354	$—	$5,185

Real estate at cost	$585,436	$41,772	$—	$627,208

Total assets	$693,880	$38,832	$—	$732,712

Expenditures for real estate and improvements	$768	$139	$—	$907

Revenues
Total revenues for reportable segments	$25,210
Elimination of intersegment transactions	—

Total consolidated revenues	$25,210

Property operating expenses and real estate taxes
Total property operating expenses and real estate taxes for reportable segments	$6,849
Elimination of intersegment transactions	—

Total consolidated expenses	$6,849

Reconciliation to net income
Net property income before depreciation and amortization	$13,054
Depreciation and amortization	(6,398)
Gain from discontinued operations	300
Equity in earnings of unconsolidated partnerships	4,112
Interest expense	(5,185)
Income taxes	(449)
Minority interest	(1,081)

Net income	$4,353

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

11.	SEGMENT REPORTING (continued)

	Three months ended March 31, 2005

	Retail Properties	Multi-Family Properties	All Other	Total

Revenues	$21,530	$1,876	$992	$24,398
Property operating expenses and real estate taxes	6,408	974	—	7,382
Other expenses	2,748	240	127	3,115

Net property income before depreciation, amortization and certain nonrecurring items	$12,374	$662	$865	$13,901

Depreciation and amortization	$5,807	$360	$105	$6,272

Interest expense	$3,630	$303	$—	$3,933

Real estate at cost	$618,494	$40,836	$—	$659,330

Total assets	$628,688	$34,599	$—	$663,287

Expenditures for real estate and improvements	$3,193	$221	$—	$3,414

Revenues
Total revenues for reportable segments	$24,398
Elimination of intersegment transactions	—

Total consolidated revenues	$24,398

Property operating expenses and real estate taxes
Total property operating expenses and real estate taxes for reportable segments	$7,382
Elimination of intersegment transactions	—

Total consolidated expenses	$7,382

Reconciliation to net income
Net property income before depreciation and amortization	$13,901
Depreciation and amortization	(6,272)
Gain from discontinued operations	287
Equity in earnings of unconsolidated partnerships	261
Interest expense	(3,933)
Minority interest	201

Net income	$4,445

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

12.	DISCONTINUED OPERATIONS

SFAS No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS 144”) requires discontinued operations presentation for disposals of a “component” of an entity. In accordance with SFAS No. 144, the Company reflects the income and expenses and assets and liabilities for properties which became held for sale, as discontinued operations.

The combined results of operations of either sold properties or properties held for sale are reported separately as discontinued operations for the three months ended March 31, 2006 and 2005. These are related to the Soundview Marketplace and Bradford Towne Centre which the Company was marketing for sale as of March 31, 2006. The three months ended March 31, 2005 also included the Berlin Shopping Center, which was sold on July 7, 2005.

The combined results of operations and assets and liabilities of the properties classified as discontinued operations are summarized as follows:

	March 31, 2006	December 31, 2005

ASSETS
Net real estate	$23,805	$24,002
Cash and cash equivalents	9	9
Cash in escrow	180	292
Rents receivable, net	1,927	1,801
Prepaid expenses	307	165
Deferred charges, net	513	561
Other assets	6	6

Total assets of discontinued operations	$26,747	$26,836

LIABILITIES
Mortgage notes payable	$13,733	$13,800
Accounts payable and accrued expenses	311	177
Other liabilities	246	244

Total liabilities of discontinued operations	$14,290	$14,221

	For the three months ended March 31,

	2006	2005

Total revenues
$
	1,668
$
		1,999
Total expenses	1,362	1,707

	306	292
Minority interest	(6)	(5)

Income from discontinued operations	$300	$287

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

13.	STOCK-BASED COMPENSATION

The Company has adopted the fair value method of recording stock-based compensation contained in SFAS No. 123R, “Accounting for Stock-Based Compensation”. As such, stock based compensation awards granted after December 31, 2001 have been expensed over the vesting period based on the fair value at the date the stock-based compensation was granted.

On January 6, 2006 (the “Grant Date”), the Company issued 62,630 options to officers and employees. The options, which have an exercise price of $20.65, are for ten-year terms and vest one third as of the Grant Date and one third on each of the next two anniversaries thereof. The Company has determined a value of $3.03 per option using the binomial method for valuing such options. In prior periods, the Company utilized the Black-Scholes method for valuing options granted and believes that the binomial method more accurately reflects the value of the options. This change had no material effect on the value of the unvested options or the Company’s consolidated financial statements. Accordingly, compensation expense of $79 has been recognized in the accompanying consolidated financial statements related to these options for the three months ended March 31, 2006.

On the Grant Date, the Company also issued a total of 121,233 Restricted Common Shares (“Restricted Shares”) to officers (“Officers”) and 13,136 Restricted shares (net of subsequent forfeitures) to certain employees (“Employees”) of the Company. In general, the Restricted Shares carry all the rights of Common Shares including voting and dividend rights, but may not be transferred, assigned or pledged until the recipients have a vested non-forfeitable right to such shares. Vesting with respect to the Restricted Shares issued to Officers, which is subject to the recipients’ continued employment with the Company through the applicable vesting dates, is over five years commencing with 30% on the Grant Date and 17.5% on each of the next four anniversaries thereafter. In addition, vesting on 50% of the unvested Restricted Shares is also subject to certain total shareholder returns on the Company’s Common Shares. Vesting with respect to the Restricted Shares issued to Employees, which is subject to the recipients’ continued employment with the Company through the applicable vesting dates, is over five years commencing with 30% on the Grant Date and 17.5% on each of the next four anniversaries thereafter. In addition, vesting on 25% of the unvested Restricted Shares is also subject to certain total shareholder returns on the Company’s Common Shares.

The total value of the above restricted share awards on the date of grant was $2,749, of which $1,954 will be recognized in compensation expense over the vesting period. Compensation expense of $673 has been recognized in the accompanying consolidated financial statements related to these Restricted Shares for the three months ended March 31, 2006.

On the Grant Date, the Company also issued a total of 224,901 Restricted Shares to Officers and 28,706 Restricted Shares to Employees in connection with a special, one-time performance bonus recognizing management’s outstanding achievements in enhancing shareholder values over the past five years, including, but not limited to, total shareholder return and the recent recapitalization of the Brandywine Portfolio. The Restricted Shares will vest over a period of five years. 50% will vest on the third anniversary and 25% will vest on the following two anniversaries of the Grant Date. The total value of this special bonus was $5,103 which will be recognized in compensation expense over the vesting period. Compensation expense of $259 has been recognized in the accompanying consolidated financial statements related to this special bonus for the three months ended March 31, 2006.

14.	DIVIDENDS AND DISTRIBUTIONS PAYABLE

On March 14, 2006, the Board of Trustees of the Company approved and declared a cash dividend for the quarter ended March 31, 2006 of $0.185 per Common Share and Common OP Unit. The dividend was paid on April 14, 2006 to shareholders of record as of March 31, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is based on the consolidated financial statements of the Company as of March 31, 2006 and 2005 and for the three months then ended. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results performance or achievements expressed or implied by such forward-looking statements. Such factors are set forth in our Form 10-K for the year ended December 31, 2005 and include, among others, the following: general economic and business conditions, which will, among other things, affect demand for rental space, the availability and creditworthiness of prospective tenants, lease rents and the availability of financing; adverse changes in our real estate markets, including, among other things, competition with other companies; risks of real estate development and acquisition; governmental actions and initiatives; and environmental/safety requirements.

OVERVIEW

We currently operate 75 properties, which we own or have an ownership interest in, consisting of 73 neighborhood and community shopping centers and two multi-family properties, which are located primarily in the Northeast, Mid-Atlantic and Midwestern regions of the United States. We receive income primarily from the rental revenue from our properties, including recoveries from tenants, offset by operating and overhead expenses.

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

Valuation of Property Held for Use and Sale

On a quarterly basis, we review both properties held for use and for sale for indicators of impairment. We record impairment losses and reduce the carrying value of properties when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases where we do not expect to recover our carrying costs on properties held for use, we reduce our carrying cost to fair value, and for properties held for sale, we reduce our carrying value to the fair value less costs to sell. Management does not believe that the value of any properties in our portfolio was impaired as of March 31, 2006.

Bad Debts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make payments on arrearages in billed rents, as well as the likelihood that tenants will not have the ability to make payment on unbilled rents including estimated expense recoveries and straight-line rent. As of March 31, 2006, we have recorded an allowance for doubtful accounts of $3.1 million. If the financial condition of our tenants were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2006 (“2006”) to the three months ended March 31, 2005 (“2005”)

Effective January 1, 2006, the Company accounts for its Funds I, II and Mervyns investments on a fully consolidated basis pursuant to EITF 04-5. Historic results for the quarter ended March 31, 2005 have also been presented on a fully consolidated basis for purposes of comparability with 2006.

In addition, the Brandywine Portfolio operations were fully consolidated as part of Fund I for the three months ended March 31, 2005. Subsequent to the recapitalization and conversion of interests from Fund I to GDC in January 2006, the Brandywine Portfolio is accounted for under the equity method of accounting for the three months ended March 31, 2006. In the following tables, we have excluded the Brandywine Portfolio operations for the three months ended March 31, 2005 for purposes of comparability with the three months ended March 31, 2006.

					Change

(in millions)	2006	2005 As Reported	Brandywine Portfolio	2005 Adjusted	$	%

Revenues:
Minimum rents	$17.8	$18.5	$(3.1)	$15.4	$2.4	16%
Percentage rents	0.2	0.2	—	0.2	—	—
Expense reimbursements	4.1	4.4	(0.6)	3.8	0.3	8%
Other property income	0.2	0.3	—	0.3	(0.1)	(33)%
Management fee income	1.2	0.6	—	0.6	0.6	100%
Interest income	1.7	0.4	—	0.4	1.3	325%

Total revenues	$25.2	$24.4	$(3.7)	$20.7	$4.5	22%

The increase in minimum rents was attributable to additional rents following the Company’s acquisitions of Amboy Shopping Center, Clark and Diversey and A&P Shopping Plaza as well as Fund II acquisitions of Sherman Avenue and 161st Street in New York and a leasehold interest in Chicago (“2005/2006 Acquisitions”). In addition, minimum rents increased as a result of retenanting activities and increased occupancy across the portfolio.

Common area maintenance (“CAM”) expense reimbursement decreased $0.1 million as a result of a decrease in tenant reimbursements of lower snow removal costs in 2006 offset by higher tenant reimbursements following the 2005/2006 Acquisitions. Real estate tax reimbursements increased $0.4 million, primarily as a result of the 2005/2006 Acquisitions as well as general increases in real estate taxes and re-tenanting activities throughout the portfolio.

Management fee income increased as a result of an increase in management fees related to the acquisition of the Klaff management contract rights in January 2004 and February 2005.

The increase in interest income was a combination of additional interest income on the Company’s advances and notes receivable originated in 2005 and 2006 and additional interest income earned following the Company’s preferred equity investment in Levitz in March 2005.

					Change

(in millions)	2006	2005 As Reported	Brandywine Portfolio	2005 Adjusted	$	%

Operating Expenses:
Property operating	$4.1	$4.8	$(0.9)	$3.9	$0.2	5%
Real estate taxes	2.8	2.6	(0.2)	2.4	0.4	17%
General and administrative	5.3	3.1	—	3.1	2.2	71%
Depreciation and amortization	6.4	6.3	(0.6)	5.7	0.7	12%

Total operating expenses	$18.6	$16.8	$(1.7)	$15.1	$3.5	23%

The increase in property operating expenses was primarily the result of a recovery of approximately $0.5 million related to the settlement of the Company’s insurance claim in connection with the flood damage incurred at the Mark Plaza in 2005 and increased property operating expenses following the 2005/2006 Acquisitions. These increases were offset by lower snow removal costs during 2006.

The increase in real estate taxes was due to general increases in real estate taxes experienced across the portfolio as well as increased real estate tax expense following the 2005/2006 Acquisitions.

The increase in general and administrative expense was attributable to increased compensation expense of $1.9 million to existing and new employees, including stock based compensation of $0.9 million, and $0.3 million of other overhead expenses following the expansion of our infrastructure related to increased activity in Fund assets and asset management services.

Depreciation expense increased $0.2 million in 2006. This was principally a result of increased depreciation expense following the 2005/2006 Acquisitions. Amortization expense increased $0.5 million which was primarily the result of the 2005/2006 Acquisitions, specifically, loan amortization of $0.1 million, amortization of tenant installation costs of $0.2 million and amortization of leasehold interest of $0.1 million.

					Change

(in millions)	2006	2005 As Reported	Brandywine Portfolio	2005 Adjusted	$	%

Other:
Equity in earnings of unconsolidated partnerships	$4.1	$0.3	$—	$0.3	$3.8	1266%
Interest expense	(5.2)	(3.9)	0.9	(3.0)	(2.2)	(73)%
Minority interest	(1.1)	0.2	—	0.2	(1.3)	(650)%
Income taxes	(0.4)	—	—	—	(0.4)	(100)%
Income from discontinued operations	0.3	0.3	—	0.3	—	—

Equity in earnings of unconsolidated partnerships increased as a result of the Company’s pro rata share of earnings and gains on sale from its Mervyns investments of $3.4 million as well as $0.6 million from the Company’s pro rata share of earnings, net of reimbursement of $1.1 million for reimbursement of the Company’s share of certain fees incurred by the Brandywine Portfolio by the institutional investors of Fund I.

Interest expense increased $2.2 million as a result of higher average outstanding borrowings in 2006 as well as lower capitalized interest of $0.1 million in 2006. These increases were offset by a $0.1 million decrease resulting from a lower average interest rate on the portfolio mortgage debt in 2006.

Minority interest variance is attributable to the consolidation of Funds I, II and Mervyns investments.

Income taxes in 2006 relate to our share of the income taxes on gain, through our investment funds, from the sale of certain Mervyns locations in the first quarter of 2006.

Income from discontinued operations represents activity related to properties held for sale in 2006 and properties sold in 2005.

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

Consistent with the NAREIT definition, we define FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of depreciated property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. The reconciliation of net income to FFO for the three months ended March 31, 2006 and 2005 is as follows:

(in millions)	Three months ended March 31,

	2006	2005

Net income	$4.4	$4.4
Depreciation of real estate and amortization of leasing costs (net of minority interests’ share)
Wholly-owned and consolidated partnerships	5.0	3.6
Unconsolidated partnerships	.4	.6
Income attributable to Minority interest in Operating Partnership (1)	.1	.1
Gain on sale (net of minority share and income taxes)	(.4)	—

Funds from operations	$9.5	$8.7
Cash flows provided by (used in):
Operating activities	$9.5	$11.0

Investing activities	$(49.1)	$(26.5)

Financing activities	$(1.2)	$9.0

Notes:

(1)	Does not include distributions paid to Series A and B Preferred OP Unitholders.

USES OF LIQUIDITY

Our principal uses of liquidity are expected to be for distributions to our shareholders and OP unit holders, debt service and loan repayments, and property investment which include the funding of our joint venture commitments, acquisition, redevelopment, expansion and re-tenanting activities.

Distributions

In order to qualify as a REIT for Federal income tax purposes, we must currently distribute at least 90% of our taxable income to our shareholders. For the quarter ended March 31, 2006, we paid a quarterly dividend of $0.1850 per Common Share and Common OP Unit on April 14, 2006.

Fund I and Mervyns I

Reference is made to Note 1 in the Notes to Consolidated Financial Statements in Part 1, Item 1 in this Form 10-Q for an overview of Fund I.

On January 4, 2006, Fund I recapitalized a one million square foot retail portfolio located in Wilmington Delaware (“Brandywine Portfolio”) through a merger of interests with affiliates of GDC Properties (“GDC”). The Brandywine Portfolio was recapitalized through a “cash-out” merger of the 77.8% interest, which was previously held by the institutional investors in Fund I to GDC at a valuation of $164 million. We, through a subsidiary, retained our existing 22.2% interest and continue to operate the Brandywine Portfolio and earn fees for such services. At the closing, the Fund I investors received a return of all of their capital invested in Fund I and preferred return, thus triggering our Promote distribution in all future Fund I distributions. It is anticipated that up to $38 million of additional proceeds will be distributed to our investors from this transaction following, among other things, the successful replacement of bridge financing provided by us and our investors.

Following the recapitalization of the Brandywine Portfolio, there are 32 assets comprising approximately 2 million square feet remaining in Fund I, in which our interest in cash flow and income will increase from 22.2% to 37.8% as a result of the Promote as follows:

Shopping Center	Location	Year acquired	GLA

New York Region
New York
Tarrytown Shopping Center	Westchester	2004	35,291
Mid-Atlantic Region
South Carolina
Hitchcock Plaza	Aiken	2004	233,886
Pine Log Plaza	Aiken	2004	35,064
Virginia
Haygood Shopping Center	Virginia Beach	2004	153,941
Midwest Region
Ohio
Amherst Marketplace	Cleveland	2002	79,937
Granville Centre	Columbus	2002	134,997
Sheffield Crossing	Cleveland	2002	112,534
Michigan
Sterling Heights Shopping Center	Detroit	2004	154,838
Various Regions
Kroger/Safeway Portfolio	Various	2003	1,018,100

Total			1,958,588

In addition, we, along with our Fund I investors have invested in Mervyns as discussed further below.

Fund II and Mervyns II

Reference is made to Note 1 in the Notes to Consolidated Financial Statements in Part 1, Item 1 in this Form 10-Q for an overview of Fund II. To date, Fund II’s primary investment focus has been in the New York Urban/Infill Redevelopment Initiative and the Retailer Controlled Property Venture.

Retailer Controlled Property Venture (the “RCP Venture”)

On January 27, 2004, along with our investors in Funds I and II, we entered into the RCP Venture with Klaff Realty, L.P. (“Klaff”) and Klaff’s long time capital partner Lubert-Adler Management, Inc. (“Lubert-Adler”) for the purpose of making investments in retailers or surplus or underutilized properties owned by retailers. The initial size of the RCP Venture is expected to be approximately $300 million in equity based on anticipated investments of approximately $1 billion. Each participant in the RCP Venture has the right to opt out of any potential investment. Affiliates of Funds I and II have invested $24.6 million in the RCP Venture to date. Fund II anticipates investing the remaining portion of the original 20% of the equity of the RCP Venture. Cash flow is to be distributed to the partners until they have received a 10% cumulative return and a full return of all contributions. Thereafter, remaining cash flow is to be distributed 20% to Klaff and 80% to the partners (including Klaff). We will also earn market-rate fees for property management, leasing and construction services on behalf of the RCP Venture.

In September 2004, we made our first RCP Venture investment with our participation in the acquisition of Mervyns. Affiliates of Fund I and Fund II, through separately organized, newly formed limited liability companies on a non-recourse basis, invested in the acquisition of Mervyns through the RCP Venture, which, as part of an investment consortium of Sun Capital and Cerberus, acquired Mervyns from Target Corporation. The total acquisition price was approximately $1.2 billion subject to debt of approximately $800.0 million. Affiliates of Funds I and II invested a total of $24.6 million on a non-recourse basis. Our share of equity amounted to $5.2 million. During 2005, the consortium sold a portion of the portfolio as well as refinanced existing mortgage debt and distributed cash to the investors, of which a total of $42.7 million was distributed to affiliates of Fund I and Fund II of which our share amounted to $10.2 million. During the quarter ended March 31, 2006, the consortium distributed an additional $2.8 million to affiliates of Fund I and Fund II of which $0.6 million was our share.

New York Urban Infill Redevelopment Initiative

In September of 2004, we, through Fund II, launched our New York Urban Infill Redevelopment initiative. As retailers continue to recognize that many of the nation’s urban markets are underserved from a retail standpoint, Fund II is poised to capitalize on this trend by investing in redevelopment projects in dense urban areas where retail tenant demand has effectively surpassed the supply of available sites. During 2004, Fund II, together with an unaffiliated partner, P/A Associates, LLC (“P/A”), formed Acadia-P/A Holding Company, LLC (“Acadia-P/A”) for the purpose of acquiring, constructing, developing, owning, operating, leasing and managing certain retail real estate properties in the New York City metropolitan area. P/A has agreed to invest 10% of required capital up to a maximum of $2.0 million and Fund II, the managing member, has agreed to invest the balance to acquire assets in which Acadia-P/A agrees to invest. Operating cash flow is generally to be distributed pro-rata to Fund II and P/A until each has received a 10% cumulative return and then 60% to Fund II and 40% to P/A. Distributions of net refinancing and net sales proceeds, as defined, follow the distribution of operating cash flow except that unpaid original capital is returned before the 60%/40% split between Fund II and P/A, respectively. Upon the liquidation of the last property investment of Acadia-P/A, to the extent that Fund II has not received an 18% internal rate of return (“IRR”) on all of its capital contributions, P/A is obligated to return a portion of its previous distributions, as defined, until Fund II has received an 18% IRR. To date, Fund II has, in conjunction with P/A, invested in seven projects through Fund II as follows:

				Redevelopment (dollars in millions)

Property	Location	Year acquired	Purchase price	Anticipated additional costs	Estimated completion	Square feet upon completion

Liberty Avenue (2)	Queens	2005	$—	$15.0	1st half 2007	125,000
216th Street	Manhattan	2005	7.0	17.0	1st half 2007	60,000
Pelham Manor Shopping Center (2)	Westchester	2004	—	35.0	1st half 2008	325,000
Canarsie Plaza (1)	Brooklyn	2006	—	55.0	2nd half 2008	300,000
161st Street	Bronx	2005	49.0	21.0	2nd half 2008	225,000
400 East Fordham Road	Bronx	2004	30.0	70.0	1st half 2009	270,000
4650 Broadway	Manhattan	2005	25.0	30.0	2nd half 2009	175,000

Total			$111.0	$243.0		1,480,000

Notes:

(1)	Closing is anticipated in 2006, although such closing cannot be assured.
(2)	The Fund acquired a ground lease interest at this property.

Other Investments

During January 2006, we closed on a 20,000 square foot retail building in the Lincoln Park district in Chicago (“Clark and Diversey”). The property was acquired from an affiliate of Klaff for $9.8 million. Tenants include Starbucks, Nine West, Vitamin Shoppe, The Body Shop, Papyrus and Cold Stone Creamery.

Also during January 2006, we acquired a 60% interest in the A&P Shopping Plaza located in Boonton (“Boonton”), New Jersey. The property, which is 100% occupied and located in northeastern New Jersey, is a 63,000 square foot shopping center anchored by a 49,000 square foot A&P Supermarket. The remaining 40% interest is owned by a principal of P/A. The interest was acquired for $3.2 million.

Back to Contents

Property Development, Redevelopment and Expansion

Our redevelopment program focuses on selecting well-located neighborhood and community shopping centers and creating significant value through re-tenanting and property redevelopment. During the quarter ended March 31, 2006, we did not undertake any significant redevelopment projects within our core portfolio.

Additionally, for the year ending December 31, 2006, we currently estimate that capital outlays of approximately $5.0 million to $7.0 million will be required for tenant improvements, related renovations and other property improvements.

Share Repurchase

The repurchase of our Common Shares has historically been an additional use of liquidity. We have an existing share repurchase program that authorizes management, at its discretion, to repurchase up to $20.0 million of our outstanding Common Shares. Through May 5, 2006, we had repurchased 2.1 million Common Shares at a total cost of $11.7 million of which 2.0 million of these Common Shares have been subsequently reissued. The program may be discontinued or extended at any time and there is no assurance that we will purchase the full amount authorized. There were no Common Shares repurchased by us during the quarter ended March 31, 2006.

SOURCES OF LIQUIDITY

We intend on using Fund II as the primary vehicle for our future acquisitions, including investments in the RCP Venture and New York Urban/Infill Redevelopment initiative. Sources of capital for funding our joint venture commitments, other property acquisitions, redevelopment, expansion and re-tenanting, as well as future repurchases of Common Shares are expected to be obtained primarily from issuance of public equity or debt instruments, cash on hand, additional debt financings and future sales of existing properties. As of March 31, 2006, we had a total of approximately $44.0 million of additional capacity under two existing debt facilities, $43.8 million under an existing debt facility in Fund II, cash and cash equivalents on hand, inclusive of balances in Funds I and II, of $50.7 million. We anticipate that cash flow from operating activities will continue to provide adequate capital for all of our debt service payments, recurring capital expenditures and REIT distribution requirements.

Financing and Debt

At March 31, 2006, mortgage notes payable aggregated $378.6 million and were collateralized by 32 properties and related tenant leases. Interest rates on our outstanding mortgage indebtedness ranged from 5.0% to 8.2% with maturities that ranged from May 2006 to November 2032. Taking into consideration $91.9 million of notional principal under variable to fixed-rate swap agreements currently in effect, $294.4 million of the portfolio, or 78%, was fixed at a 5.9% weighted average interest rate and $81.9 million, or 22% was floating at a 6.3% weighted average interest rate. There is $4.9 million and $54.9 million of debt scheduled to mature in 2006 and 2007, respectively, at weighted average interest rates of 6.1% for each of these years. As we do not anticipate having sufficient cash on hand to repay such indebtedness, we will need to refinance this indebtedness or select other alternatives based on market conditions at that time.

The following summarizes the financing and refinancing transactions since December 31, 2005:

On January 12, 2006, in conjunction with the purchase of a property, we assumed a loan of $3.8 million which bears interest at a fixed rate of 8.5%.

On January 18, 2006, we drew down an additional $1.8 million on an existing credit facility. As of March 31, 2006, the outstanding balance on this facility was $26.2 million.

On January 24, 2006, in conjunction with the purchase of a partnership interest, we assumed a loan of $8.7 million which bears interest at a fixed rate of 6.4%.

On February 22, 2006, we financed a property within our existing portfolio for $20.5 million. This loan bears interest at a fixed rate of 5.4%. A portion of the proceeds was used to pay down $10.9 million on an existing credit facility.

On March 27, 2006, we refinanced a property for $30.0 million. This loan bears interest at LIBOR plus 140 basis points. A portion of the proceeds was used to pay down the existing $12.1 million of debt on this property.

The following table summarizes the Company’s mortgage indebtedness as of March 31, 2006 and December 31, 2005:

(in millions)	March 31, 2006	December 31, 2005	Interest Rate at March 31, 2006	Maturity	Properties Encumbered	Payment Terms

Mortgage notes payable – variable-rate
Bank of America, N.A.	$22.0	$22.0	6.13% (LIBOR + 1.30% )	6/1/2010	(1)	(28)
Washington Mutual Bank, FA	23.5	23.7	6.33% (LIBOR + 1.50% )	4/1/2011	(2)	(27)
Bank of America, N.A.	33.6	44.5	6.23% (LIBOR + 1.40% )	6/29/2012	(3)	(30)
Bank of America, N.A.	10.0	10.0	6.23% (LIBOR + 1.40% )	6/29/2012	(4)	(27)
RBS Greenwich Capital	30.0	—	6.23% (LIBOR + 1.40% )	4/1/2008	(5)	(28)
Bank of America, N.A.	4.9	4.9	6.08% (LIBOR + 1.25% )	5/31/2006	(6)	(28)
JP Morgan Chase.	5.6	5.6	6.83% (LIBOR + 2.00% )	10/5/2007	(7)	(27)
Bank of China, New York Branch	18.0	18.0	6.58% (LIBOR + 1.75% )	11/1/2007	(8)	(28)
Bank of America, N.A.	26.2	24.4	6.58% (LIBOR + 1.75% )	3/1/2008	(9)	(28)
Bank of America, N.A.	—	12.1	6.07% (LIBOR + 1.50% )	2/1/2006	(5)	(28)
Interest rate swaps	(91.9)	(92.4)

Total variable-rate debt	81.9	72.8

Mortgage notes payable – fixed-rate
Sun America Life Insurance Company	12.9	12.9	6.46%	7/1/2007	(10)	(27)
Bank of America, N.A.	15.8	15.9	7.55%	1/1/2011	(11)	(27)
RBS Greenwich Capital	15.9	15.9	5.19%	6/1/2013	(12)	(31)
RBS Greenwich Capital	15.0	15.0	5.64%	9/6/2014	(13)	(32)
RBS Greenwich Capital	17.6	17.6	4.98%	9/6/2015	(14)	(33)
RBS Greenwich Capital	12.5	12.5	5.12%	11/6/2015	(15)	(34)
Bear Stearns Commercial	34.6	34.6	5.53%	1/1/2016	(16)	(35)
Bear Stearns Commercial	20.5	—	5.44%	3/1/2016	(17)	(28)
LaSalle Bank, N.A.	3.8	—	8.50%	4/11/2028	(18)	(27)
GMAC Commercial	8.7	—	6.40%	11/1/2032	(19)	(27)
Bank of China	19.0	19.0	5.26%	9/1/2007	(20)	(28)
Cortlandt Deposit Corp	7.4	9.9	6.62%	2/1/2009	(21)	(36)
Cortlandt Deposit Corp	7.3	9.8	6.51%	1/15/2009	(22)	(36)
The Ohio National Life Insurance Company	4.6	4.7	8.20%	6/1/2022	(23)	(27)
Canada Life Insurance Company	6.9	6.9	8.00%	1/1/2023	(24)	(27)
UBS Warburg Real Estate	—	30.0	4.69%	2/11/2008	(25)	(28)
UBS Warburg Real Estate	—	21.0	7.01%	7/11/2012	(25)	(27)
UBS Warburg Real Estate	—	16.0	7.32%	6/11/2012	(26)	(27)
Interest rate swaps	91.9	92.4	5.77%	(37)
Total fixed-rate debt	294.4	334.1

Total fixed and variable debt	376.3	406.9

Valuation of debt at date of acquisition, net of amortization	2.3	4.1

Total	$378.6	$411.0

Notes:
(1)	Bloomfield Town Square
Walnut Hill Plaza
Hobson West Plaza
Marketplace of Absecon
Village Apartments
$22,000 is outstanding under this $65,000 revolving facility
(2)	Ledgewood Mall
(3)	Abington Towne Center
Branch Shopping Center
Methuen Shopping Center
Town Line Plaza
(4)	Smithtown Shopping Center
(5)	244-268 161st Street
(6)	216th Street
(7)	Granville Center
(8)	400 East Fordham Road
(9)	Acadia Strategic Acquisition Fund II, LLC
(10)	Merrillville Plaza
(11)	GHT Apartments/Colony Apartments
(12)	239 Greenwich Avenue
(13)	New Loudon Center
(14)	Crescent Plaza
(15)	Pacesetter Park Shopping Center
(16)	Elmwood Park Shopping Center
(17)	Gateway Shopping Center
(18)	Clark-Diversey
(19)	Boonton
(20)	Sherman Avenue
(21)	Kroger Portfolio
(22)	Safeway Portfolio
(23)	Amherst Marketplace
(24)	Sheffield Crossing
(25)	Brandywine Town Center
(26)	Market Square Shopping Center
(27)	Monthly principal and interest.
(28)	Interest only monthly.
(29)	Interest only monthly until fully drawn; monthly principal and interest thereafter.
(30)	Annual principal and monthly interest.
(31)	Interest only monthly until 5/05; monthly principal and interest thereafter.
(32)	Interest only monthly until 9/06; monthly principal and interest thereafter.
(33)	Interest only monthly until 9/10; monthly principal and interest thereafter.
(34)	Interest only monthly until 11/08; monthly principal and interest thereafter.
(35)	Interest only monthly until 1/10; monthly principal and interest thereafter.
(36)	Annual principal and interest payments.
(37)	Maturing between 10/1/08 and 1/1/11.

Asset Sales

Historically, asset sales have been an additional source of our liquidity. Periodically, we identify non-core assets within our portfolio. We are marketing the Soundview Marketplace and Bradford Towne Centre for sale. We intend to defer the entire taxable gain which will be realized from these transactions by utilizing the provisions of Section 1031 of the Internal Revenue Code of 1986, as amended. If we are unable to defer such gain, it is possible we would either distribute part or all of the gain to our shareholders.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

At March 31, 2006, maturities on our mortgage notes ranged from July 2007 to November 2032. In addition, we have non-cancelable ground leases at five of our shopping centers. We also lease space for our White Plains corporate office for a term expiring in 2010. The following table summarizes our debt maturities and obligations under non-cancelable operating leases of March 31, 2006:

	Payments due by period

(in millions) Contractual obligation	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years

Future debt maturities	$376.2	$6.5	$125.2	$49.4	$195.1
Interest obligations on debt	127.2	15.8	51.5	23.7	36.2
Operating lease obligations	37.8	1.3	3.8	3.7	29.0

Total	$541.2	$23.6	$180.5	$76.8	$260.3

OFF BALANCE SHEET ARRANGEMENTS

We have investments in the following joint ventures for the purpose of investing in operating properties. We account for these investments using the equity method of accounting as we have a non-controlling interest. As such, our financial statements reflect our share of income from but not the assets and liabilities of these joint ventures.

We own a 49% interest in two partnerships which own the Crossroads Shopping Center (“Crossroads”). Our pro rata share of Crossroads mortgage debt as of March 31, 2006 was $31.4 million. This fixed-rate debt bears interest at 5.4% and matures in December 2014.

We own a 22.2% investment in various entities which own the Brandywine Portfolio. Our pro-rata share of Brandywine debt as of March 31, 2006, was $16.4 million with a weighted average interest rate of 7.25%. Maturities on these loans range from July 2006 to February 2008.

We also have 50% interests in two Fund I investments of which our pro-rata share of mortgage debt (also net of the Fund I minority interest share) as of March 31, 2006, was $2.4 million with a weighted average interest rate of 6.5%. Both of these loans mature during August 2010.

HISTORICAL CASH FLOW

The following discussion of historical cash flow compares our cash flow for the three months ended March 31, 2006 (“2006”) with our cash flow for the three months ended March 31, 2005 (“2005”).

Cash and cash equivalents were $50.7 million and $9.6 million at March 31, 2006 and 2005, respectively. The increase of $41.1 million was a result of the following increases and decreases in cash flows:

	Three months ended March 31,

	2006	2005	Change
( in millions)
Net cash provided by operating activities	$9.5	$11.3	$(1.8)
Net cash used in investing activities	$(49.1)	$(27.2)	$(21.9)
Net cash provided by financing activities	$(1.2)	$9.4	$(10.6)

The variance in net cash provided by operating activities resulted from an increase of $3.2 million in operating income before non-cash expenses in 2006, which was primarily due to those factors discussed within Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations. In addition, a net decrease in cash of $4.7 million resulted from operating assets and liabilities.

The increase in net cash used in investing activities resulted from additional notes receivable originated in 2006 of $25.1 million and a $24.7 million increase in expenditures for real estate acquisitions, development and tenant installations during 2006. These decreases were offset by a $20.0 million Preferred Equity investment in 2005 and $8.5 million of additional return of capital from unconsolidated partnerships in 2006, primarily from our investments in Brandywine and Hitchcock/Pine Log.

The increase in net cash used in financing activities resulted primarily from $33.7 million of distributions to minority interests in partially owned partnerships in 2006, primarily relating to the Mervyns investment, and $23.0 million of additional cash used for the repayment of debt in 2006. These decreases were offset by $44.8 million of cash provided by additional borrowings in 2006.

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

Our primary market risk exposure is to changes in interest rates related to our mortgage debt. See the discussion under Item 2 for certain quantitative details related to our mortgage debt.

Currently, we manage our exposure to fluctuations in interest rates primarily through the use of fixed-rate debt and interest rate swap agreements. We are a party to current and forward-starting interest rate swap transactions to hedge our exposure to changes in LIBOR with respect to $91.9 million and $24.5 million of notional principal, respectively.

The following table sets forth information as of March 31, 2006 concerning our long-term debt obligations, including principal cash flows by scheduled maturity and weighted average interest rates of maturing amounts (amounts in millions):

Consolidated mortgage debt:

Year	Scheduled Amortization	Maturities	Total	Weighted average interest rate

2006	$1.6	$4.9	$6.5	6.08%
2007	7.1	54.9	62.0	6.12%
2008	7.0	56.2	63.2	6.31%
2009	7.3	—	7.3	n/a
2010	5.4	36.7	42.1	6.70%
Thereafter	37.8	157.4	195.2	5.70%

	$66.2	$310.1	$376.3

Mortgage debt in unconsolidated partnerships (at our pro rata share):

Year	Scheduled amortization	Maturities	Total	Weighted average interest rate

2006	$0.2	$9.7	$9.9	9.00%
2007	0.7	—	0.7	n/a
2008	0.7	14.7	15.4	5.23%
2009	0.6	—	0.6	n/a
2010	0.6	2.3	2.9	6.45%
Thereafter	2.2	32.1	34.3	5.51%

	$5.0	$58.8	$63.8

Of our total outstanding debt, $54.9 million will become due in 2007. As we intend on refinancing some or all of such debt at the then-existing market interest rates which may be greater than the current interest rate, our interest expense would increase by approximately $0.5 million annually if the interest rate on the refinanced debt increased by 100 basis points. Interest expense on our variable debt as of March 31, 2006 would increase by $0.8 million for a 100 basis point increase in LIBOR on our $81.9 million of floating rate debt after taking into account the effect of interest rate swaps which hedge such debt. We may seek additional variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, we would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.

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

There have been no material legal proceedings beyond those previously disclosed in the Company’s filed Annual Report on Form 10-K for the year ended December 31, 2005.

Item 1A.	Risk Factors
There have been no material changes in risk factors beyond those previously disclosed in the Company's filed Annual Report on Form 10-K for the year ended December 31, 2005.
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
10.50

Revolving Loan Agreement between Fleet National Bank and The Bank of China and RD Absecon Associates, L.P., RD Bloomfield Associates, L.P., RD Hobson Associates, L.P., RD Village Associates, L.P., and RD Woonsocket Associates L.P. dated May 26, 2005 (22)

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
10.55

Agreement and Plan Of Merger Dated as of December 22, 2005 by and among Acadia Realty Acquisition I, LLC, Ara Btc LLC, ARA MS LLC, ARA BS LLC, ARA BC LLC and ARA BH LLC, Acadia Investors, Inc., AII BTC LLC, AII MS LLC, AII BS LLC, AII BC LLC And AII BH LLC, Samuel Ginsburg 2000 Trust Agreement #1, Martin Ginsburg 2000 Trust Agreement #1, Martin Ginsburg, Samuel Ginsburg and Adam Ginsburg, and GDC SMG, LLC, GDC Beechwood, LLC, Aspen Cove Apartments, LLC and SMG Celebration, LLC (23)

21	List of Subsidiaries of Acadia Realty Trust (22)
23.1	Consent of Registered Public Accounting Firm to Form S-3 and Form S-8 (22)
23.2	Consent of former Registered Public Accounting Firm to Form S-3 and Form S-8 (22)
31.1	Certification of Chief Executive Officer pursuant to rule 13a–14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (24)
31.2	Certification of Chief Financial Officer pursuant to rule 13a–14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (24)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (24)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (24)
99.1	Amended and Restated Agreement of Limited Partnership of the Operating Partnership (11)
99.2	First and Second Amendments to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership (11)
99.3	Third Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership (18)
99.4	Fourth Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership (18)
99.5	Certificate of Designation of Series A Preferred Operating Partnership Units of Limited Partnership Interest of Acadia Realty Limited Partnership (2)
99.6	Certificate of Designation of Series B Preferred Operating Partnership Units of Limited Partnership Interest of Acadia Realty Limited Partnership (18)

Notes:

(1)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal Year ended December 31, 1994
(2)	Incorporated by reference to the copy thereof filed as an Exhibit to Company’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 1997
(3)	Incorporated by reference to the copy thereof filed as an Exhibit to Company’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 1998
(4)	Incorporated by reference to the copy thereof filed as an Exhibit to Company’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 1998
(5)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Registration Statement on Form S-11 (File No. 33-60008)
(6)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 1998
(7)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 1999
(8)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Registration Statement on Form S-8 filed September 28, 1999
(9)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Form 8-K filed on April 20, 1998
(10)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Form 10-K filed for the fiscal year ended December 31, 2000
(11)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Registration Statement on Form S-3 filed on March 3, 2000
(12)	Incorporated by reference to the copy thereof filed as an Exhibit to Company’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 2001
(13)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001
(14)	Incorporated by reference to the copy thereof filed as an Exhibit to Yale University’s Schedule 13D filed on September 25, 2002
(15)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2002
(16)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Definitive Proxy Statement on Schedule 14A filed April 29, 2003.
(17)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Current Report on Form 8-K filed on July 2, 2003
(18)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2003
(19)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2004.
(20)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2004.
(21)	Management contract or compensatory plan or arrangement.
(22)	Incorporated by reference to the copy thereof filed as an exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2005.
(23)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Current Report on Form 8-K filed on January 4, 2006
(24)	Filed herewith.

Back to Contents

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACADIA REALTY TRUST

May 10, 2006	/s/ Kenneth F. Bernstein Kenneth F. Bernstein President and Chief Executive Officer (Principal Executive Officer)
May 10, 2006	/s/ Michael Nelsen Michael Nelsen Senior Vice President and Chief Financial Officer (Principal Financial Officer)