Form 10-K/A
period 2005-12-31
ACADIA REALTY TRUST
filed 2006-05-12
CIK 899629

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Securities Act.

Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the Registrant's most recently completed second fiscal quarter was $586.4 million, based on a price of $18.65 per share, the average sales price for the Registrant’s shares of beneficial interest on the New York Stock Exchange on that date.

The number of shares of the registrant’s Common Shares of Beneficial Interest outstanding on March 15, 2006 was 31,758,241.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) is being filed by Acadia Realty Trust (the “Company”) to amend a portion of Item 5 of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission on March 16, 2006 (the “Initial Report”). Amendment No. 1 includes a correction of a calculation error under the heading “(d) Securities authorized for issuance under equity compensation plans” in a chart included in Part II, Item 5 (Market for Registrant’s Common Equity, Related to Shareholder Matters and Issuer Purchases of Equity Securities) of the Initial Report. Due to a calculation error, we overstated the figures in the column of the chart titled “(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a).” Instead of 3,021,053 securities remaining available for future issuance, the correct figure is 674,024, as disclosed below in this Amendment No. 1. We have also modified the related disclosure in footnote (1) to the chart. Except for the changes noted above, this Amendment No. 1 does not amend any information contained in the Initial Report nor does it reflect any events occurring since the filing of the Initial Report.

We previously reported this revision in our Current Report on Form 8-K dated May 8, 2006.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market Information

The following table shows, for the period indicated, the high and low sales price for the Common Shares as reported on the New York Stock Exchange, and cash dividends paid during the two years ended December 31, 2005 and 2004:

			Dividend
Quarter Ended	High	Low	Per Share
2005
March 31, 2005	$16.60	$15.60	$0.1725
June 30, 2005	18.65	15.53	0.1725
September 30, 2005	19.89	17.45	0.1725
December 31, 2005	20.76	16.66	0.1850
2004
March 31, 2004	$15.00	$12.36	$0.1600
June 30, 2004	14.30	11.38	0.1600
September 30, 2004	15.11	13.03	0.1600
December 31, 2004	16.49	14.70	0.1725

At March 15, 2006, there were 349 holders of record of the Company’s Common Shares.

(b)	Dividends

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

(d)	Securities authorized for issuance under equity compensation plans

The following table provides information related to our 1999 Share Incentive Plan (the “1999 Plan”) and 2003 Share Incentive Plan (the “2003 Plan”) as of December 31, 2005:

Equity Compensation Plan Information
	(a)	(b)	(c)
	Number of securities to	Weighted- average	Number of securities
	be issued upon exercise	exercise price of	remaining available
	of outstanding options,	outstanding options,	for future issuance under
	warrants and rights	warrants and rights	equity compensation plans
(excluding securities
reflected in column a)
Equity compensation plans
approved by security holders	477,242	$8.03	674,024	(1)
Equity compensation plans
not approved by security holders	—	—	—
Total	477,242	$8.03	674,024	(1)

Notes:
(1)

The 1999 and 2003 Plans authorize the issuance of options equal to up to a total of 12% of the total Common Shares outstanding from time to time on a fully diluted basis. However, not more than 4,000,000 of the Common Shares in the aggregate may be issued pursuant to the exercise of options and no participant may receive more than 5,000,000 Common Shares during the term of the 1999 and 2003 Plans. Remaining available is based on 31,542,942 outstanding Common Shares and 653,360 OP Units as of December 31, 2005, less the issuance of a total of 489,840 restricted shares granted, as well as 2,222,450 options granted and exercised, through the same date.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a) Financial Statements – Form 10-K. The following consolidated financial information was previously filed with the Company's Annual Report on Form 10-K filed for the fiscal year ended December 31, 2005, filed with the SEC on March 16, 2006.

Report of Registered Public Accounting Firm for the year ended December 31, 2005
Report of Registered Public Accounting Firm for the years ended December 31, 2004 and 2003
Consolidated Balance Sheets as of December 31, 2005 and 2004
Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements
Schedule III – Real Estate and Accumulated Depreciation

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

10.51	Mortgage, Assignment of Leases and Rents and Security Agreement between Acadia Crescent Plaza, LLC and Greenwich Capital Financial Products, Inc. dated August 31, 2005 (22)
10.52	Mortgage, Assignment of Leases and Rents and Security Agreement between Pacesetter/Ramapo Associates and Greenwich Capital Financial Products, Inc. dated October 17, 2005 (22)
10.53	Loan Agreement between RD Elmwood Associates, L.P. and Bear Stearns Commercial Finance Mortgage, Inc. dated December 9, 2005 (22)
10.54	Mortgage and Security Agreement between RD Elmwood Associates, L.P. and Bear Stearns Commercial Finance Mortgage, Inc. dated December 9, 2005 (22)
21	List of Subsidiaries of Acadia Realty Trust (22)
23.1	Consent of Registered Public Accounting Firm to Form S-3 and Form S-8 (22)
23.2	Consent of former Registered Public Accounting Firm to Form S-3 and Form S-8 (22)
31.1	Certification of Chief Executive Officer pursuant to rule 13a–14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (23)
31.2	Certification of Chief Financial Officer pursuant to rule 13a–14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (23)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously filed)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously filed)
99.1	Amended and Restated Agreement of Limited Partnership of the Operating Partnership (11)
99.2	First and Second Amendments to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership (11)
99.3	Third Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership (18)
99.4	Fourth Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership (18)
99.5	Certificate of Designation of Series A Preferred Operating Partnership Units of Limited Partnership Interest of Acadia Realty Limited Partnership (2)
99.6	Certificate of Designation of Series B Preferred Operating Partnership Units of Limited Partnership Interest of Acadia Realty Limited Partnership (18)

Notes:

(1)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal Year ended December 31, 1994
(2)	Incorporated by reference to the copy thereof filed as an Exhibit to Company’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 1997
(3)	Incorporated by reference to the copy thereof filed as an Exhibit to Company’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 1998
(4)	Incorporated by reference to the copy thereof filed as an Exhibit to Company’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 1998
(5)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Registration Statement on Form S-11 (File No.33-60008)
(6)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form10-K filed for the fiscal year ended December 31, 1998
(7)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form10-K filed for the fiscal year ended December 31, 1999
(8)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Registration Statement on Form S-8 filed September 28, 1999
(9)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Form 8-K filed on April 20, 1998
(10)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Form 10-K filed for the fiscal year ended December 31, 2000
(11)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Registration Statement on Form S-3 filed on March 3, 2000
(12)	Incorporated by reference to the copy thereof filed as an Exhibit to Company’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 2001
(13)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001
(14)	Incorporated by reference to the copy thereof filed as an Exhibit to Yale University’s Schedule 13D filed on September 25, 2002
(15)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2002
(16)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Definitive Proxy Statement on Schedule 14A filed April 29, 2003.
(17)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Current Report on Form 8-K filed on July 2, 2003
(18)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2003
(19)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2004.
(20)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2004.
(21)	Management contract or compensatory plan or arrangement.
(22)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company's Annual Report on Form 10-K filed for the fiscal year ended December 31, 2005.
(23)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

ACADIA REALTY TRUST
(Registrant)

Date: May 12, 2006	By: /s/ Michael Nelsen
Name: Michael Nelsen
Title: Sr. Vice President and Chief Financial Officer: