Form 10-Q/A
period 2006-03-31
ACADIA REALTY TRUST
filed 2006-05-12
CIK 899629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A
(Amendment No. 1)

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

ACADIA REALTY TRUST AND SUBSIDIARIES

10-Q/A

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) is being filed by Acadia Realty Trust (the “Company”) to amend certain portions of Items 1 and 2 of Part I of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 filed with the Securities and Exchange Commission on May 10, 2006 (the “Initial Report”). Amendment No. 1 includes certain reclassifications to the Consolidated Statement of Cash Flows for the three months ended March 31, 2005 that were inadvertently omitted from Part I, Item 1 (Financial Statements) of the Initial Report, and revises the related cash flow discussions under the headings “Results of Operations” and “Historical Cash Flows” included in Part 1, Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of the Initial Report. No changes have been made to the Company’s Consolidated Balance Sheets or Consolidated Statements of Income. Except for the changes noted above, this Amendment No. 1 does not amend any information contained in the Initial Report nor does it reflect any events occurring since the filing of the Initial Report.

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

See accompanying notes

Back to Contents

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(unaudited)

(dollars in thousands)

	March 31, 2006	March 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,353	$4,445
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,652	6,271
Minority interests	1,087	196
Equity in earnings of unconsolidated partnerships	(4,112)	(261)
Amortization of derivative settlement included in interest expense	—	109
Distributions of operating income from unconsolidated partnerships	3,982	177
Restricted Share compensation	1,963	312
Changes in assets and liabilities:
Restricted cash	(1)	102
Funding of escrows, net	(419)	396
Rents receivable	(423)	(4,664)
Prepaid expenses	154	688
Other assets	(6,997)	(5,327)
Accounts payable and accrued expenses	(1,044)	856
Other liabilities	4,351	8,101

Net cash provided by operating activities	9,546	11,401

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for real estate and improvements	(26,805)	(4,482)
Return of capital from unconsolidated partnerships	8,823	243
Increase in deferred charges	(2,471)	(898)
Increase in notes receivable	(27,359)	(2,260)
Preferred equity investment	—	(20,000)
Transfer of cash to unconsolidated partnerships	(1,299)	—

Net cash (used in) investing activities	(49,111)	(27,397)

Back to Contents

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(unaudited)

(dollars in thousands)

	March 31, 2006	March 31, 2005

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on mortgages	(28,483)	(5,463)
Proceeds received on mortgage notes	64,809	20,000
Dividends paid	(5,977)	(5,465)
Dividends and distributions payable	72	45
Distributions to minority interests in Operating Partnership	(121)	(89)
Distributions on preferred Operating Partnership Units	(62)	—
Distributions to minority interests in partially-owned partnerships	(33,704)	—
Contributions from minority interests in majority-owned partnerships	2,261	459
Common Shares issued under Employee Stock Purchase Plan	24	24

Net cash (used in) provided by financing activities	(1,181)	9,511

Decrease in cash and cash equivalents	(40,746)	(6,485)
Cash and cash equivalents, beginning of period	91,398	16,043

Cash and cash equivalents, end of period	$50,652	$9,558

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amounts capitalized of $11 and $96, respectively	$5,383	$4,424
Supplemental disclosure of non-cash investing and financing activities:
Acquisition of management contract rights through issuance of Common Operating Partnership Units	$—	$4,000

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

1.	THE COMPANY

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

					Change

($ in millions)	2006	2005 As Reported	Brandywine Portfolio	2005 Adjusted	$	%

Revenues:
Minimum rents	$17.8	$18.5	$(3.1)	$15.4	$2.4	16%
Percentage rents	0.2	0.2	—	0.2	—	—
Expense reimbursements	4.1	4.4	(0.6)	3.8	0.3	8%
Other property income	0.2	0.3	—	0.3	(0.1)	(33)%
Management fee income	1.2	0.6	—	0.6	0.6	100%
Interest income	1.7	0.4	—	0.4	1.3	325%

Total revenues	$25.2	$24.4	$(3.7)	$20.7	$4.5	22%

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

					Change

($ in millions)	2006	2005 As Reported	Brandywine Portfolio	2005 Adjusted	$	%

Operating Expenses:
Property operating	$4.1	$4.8	$(0.9)	$3.9	$0.2	5%
Real estate taxes	2.8	2.6	(0.2)	2.4	0.4	17%
General and administrative	5.3	3.1	—	3.1	2.2	71%
Depreciation and amortization	6.4	6.3	(0.6)	5.7	0.7	12%

Total operating expenses	$18.6	$16.8	$(1.7)	$15.1	$3.5	23%

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

					Change

($ in millions)	2006	2005 As Reported	Brandywine Portfolio	2005 Adjusted	$	%

Other:
Equity in earnings of unconsolidated partnerships	$4.1	$0.3	$—	$0.3	$3.8	1266%
Interest expense	(5.2)	(3.9)	0.9	(3.0)	(2.2)	(73)%
Minority interest	(1.1)	0.2	—	0.2	(1.3)	(650)%
Income taxes	(0.4)	—	—	—	(0.4)	(100)%
Income from discontinued operations	0.3	0.3	—	0.3	—	—

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

Consistent with the NAREIT definition, we define FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of depreciated property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. The reconciliation of net income to FFO for the three months ended March 31, 2006 and 2005 is as follows:

($ in millions)	Three months ended March 31,

	2006	2005

Net income	$4.4	$4.4
Depreciation of real estate and amortization of leasing costs (net of minority interests’ share)
Wholly-owned and consolidated partnerships	5.0	3.6
Unconsolidated partnerships	.4	.6
Income attributable to Minority interest in Operating Partnership (1)	.1	.1
Gain on sale (net of minority share and income taxes)	(.4)	—

Funds from operations	$9.5	$8.7
Cash flows provided by (used in):
Operating activities	$9.5	$11.4

Investing activities	$(49.1)	$(27.4)

Financing activities	$(1.2)	$9.5

Notes:

(1)	Does not include distributions paid to Series A and B Preferred OP Unitholders.

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

Redevelopment ($ in millions)

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

The following table summarizes the Company’s mortgage indebtedness as of March 31, 2006 and December 31, 2005:

($ in millions)	March 31, 2006	December 31, 2005	Interest Rate at March 31, 2006	Maturity	Properties Encumbered	Payment Terms

Mortgage notes payable – variable-rate
Bank of America, N.A.	$22.0	$22.0	6.13% (LIBOR + 1.30% )	6/1/2010	(1)	(28)
Washington Mutual Bank, FA	23.5	23.7	6.33% (LIBOR + 1.50% )	4/1/2011	(2)	(27)
Bank of America, N.A.	33.6	44.5	6.23% (LIBOR + 1.40% )	6/29/2012	(3)	(30)
Bank of America, N.A.	10.0	10.0	6.23% (LIBOR + 1.40% )	6/29/2012	(4)	(27)
RBS Greenwich Capital	30.0	—	6.23% (LIBOR + 1.40% )	4/1/2008	(5)	(28)
Bank of America, N.A.	4.9	4.9	6.08% (LIBOR + 1.25% )	5/31/2006	(6)	(28)
JP Morgan Chase.	5.6	5.6	6.83% (LIBOR + 2.00% )	10/5/2007	(7)	(27)
Bank of China, New York Branch	18.0	18.0	6.58% (LIBOR + 1.75% )	11/1/2007	(8)	(28)
Bank of America, N.A.	26.2	24.4	6.58% (LIBOR + 1.75% )	3/1/2008	(9)	(28)
Bank of America, N.A.	—	12.1	6.07% (LIBOR + 1.50% )	2/1/2006	(5)	(28)
Interest rate swaps	(91.9)	(92.4)

Total variable-rate debt	81.9	72.8

Mortgage notes payable – fixed-rate
Sun America Life Insurance Company	12.9	12.9	6.46%	7/1/2007	(10)	(27)
Bank of America, N.A.	15.8	15.9	7.55%	1/1/2011	(11)	(27)
RBS Greenwich Capital	15.9	15.9	5.19%	6/1/2013	(12)	(31)
RBS Greenwich Capital	15.0	15.0	5.64%	9/6/2014	(13)	(32)
RBS Greenwich Capital	17.6	17.6	4.98%	9/6/2015	(14)	(33)
RBS Greenwich Capital	12.5	12.5	5.12%	11/6/2015	(15)	(34)
Bear Stearns Commercial	34.6	34.6	5.53%	1/1/2016	(16)	(35)
Bear Stearns Commercial	20.5	—	5.44%	3/1/2016	(17)	(28)
LaSalle Bank, N.A.	3.8	—	8.50%	4/11/2028	(18)	(27)
GMAC Commercial	8.7	—	6.40%	11/1/2032	(19)	(27)
Bank of China	19.0	19.0	5.26%	9/1/2007	(20)	(28)
Cortlandt Deposit Corp	7.4	9.9	6.62%	2/1/2009	(21)	(36)
Cortlandt Deposit Corp	7.3	9.8	6.51%	1/15/2009	(22)	(36)
The Ohio National Life Insurance Company	4.6	4.7	8.20%	6/1/2022	(23)	(27)
Canada Life Insurance Company	6.9	6.9	8.00%	1/1/2023	(24)	(27)
UBS Warburg Real Estate	—	30.0	4.69%	2/11/2008	(25)	(28)
UBS Warburg Real Estate	—	21.0	7.01%	7/11/2012	(25)	(27)
UBS Warburg Real Estate	—	16.0	7.32%	6/11/2012	(26)	(27)
Interest rate swaps	91.9	92.4	5.77%	(37)
Total fixed-rate debt	294.4	334.1

Total fixed and variable debt	376.3	406.9

Valuation of debt at date of acquisition, net of amortization	2.3	4.1

Total	$378.6	$411.0

Notes:
(1)	Bloomfield Town Square
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

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

At March 31, 2006, maturities on our mortgage notes ranged from July 2007 to November 2032. In addition, we have non-cancelable ground leases at five of our shopping centers. We also lease space for our White Plains corporate office for a term expiring in 2010. The following table summarizes our debt maturities and obligations under non-cancelable operating leases of March 31, 2006:

	Payments due by period

($ in millions) Contractual obligation	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years

Future debt maturities	$376.2	$6.5	$125.2	$49.4	$195.1
Interest obligations on debt	127.2	15.8	51.5	23.7	36.2
Operating lease obligations	37.8	1.3	3.8	3.7	29.0

Total	$541.2	$23.6	$180.5	$76.8	$260.3

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

Cash and cash equivalents were $50.7 million and $9.6 million at March 31, 2006 and 2005, respectively. The increase of $41.1 million was a result of the following increases and decreases in cash flows:

	Three months ended March 31,

	2006	2005	Change
($ in millions)
Net cash provided by operating activities	$9.5	$11.4	$(1.9)
Net cash used in investing activities	$(49.1)	$(27.4)	$(21.7)
Net cash provided by financing activities	$(1.2)	$9.5	$(10.7)

The variance in net cash provided by operating activities resulted from an increase of $2.7 million in operating income before non-cash expenses in 2006, which was primarily due to those factors discussed within Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations. In addition, a net decrease in cash of $4.6 million resulted from operating assets and liabilities.

The increase in net cash used in investing activities resulted from additional notes receivable originated in 2006 of $25.1 million and a $23.9 million increase in expenditures for real estate acquisitions, development and tenant installations during 2006. These decreases were offset by a $20.0 million Preferred Equity investment in 2005 and $8.6 million of additional return of capital from unconsolidated partnerships in 2006, primarily from our investments in Brandywine and Hitchcock/Pine Log.

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

The following table sets forth information as of March 31, 2006 concerning our long-term debt obligations, including principal cash flows by scheduled maturity and weighted average interest rates of maturing amounts:

Consolidated mortgage debt:

($ in millions) Year	Scheduled Amortization	Maturities	Total	Weighted average interest rate

2006	$1.6	$4.9	$6.5	6.08%
2007	7.1	54.9	62.0	6.12%
2008	7.0	56.2	63.2	6.31%
2009	7.3	—	7.3	n/a
2010	5.4	36.7	42.1	6.70%
Thereafter	37.8	157.4	195.2	5.70%

	$66.2	$310.1	$376.3

Mortgage debt in unconsolidated partnerships (at our pro rata share):

($ in millions) Year	Scheduled amortization	Maturities	Total	Weighted average interest rate

2006	$0.2	$9.7	$9.9	9.00%
2007	0.7	—	0.7	n/a
2008	0.7	14.7	15.4	5.23%
2009	0.6	—	0.6	n/a
2010	0.6	2.3	2.9	6.45%
Thereafter	2.2	32.1	34.3	5.51%

	$5.0	$58.8	$63.8

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

ACADIA REALTY TRUST

May 12, 2006	/s/ Kenneth F. Bernstein Kenneth F. Bernstein President and Chief Executive Officer (Principal Executive Officer)
May 12, 2006	/s/ Michael Nelsen Michael Nelsen Senior Vice President and Chief Financial Officer (Principal Financial Officer)