Form 10-Q
period 2006-06-30
ACADIA REALTY TRUST
filed 2006-08-09
CIK 899629

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number 1-12002

ACADIA REALTY TRUST

(Exact name of registrant in its charter)

MARYLAND (State or other jurisdiction of incorporation or organization)	23-2715194 (I.R.S. Employer Identification No.)

1311 MAMARONECK AVENUE, SUITE 260, WHITE PLAINS, NY (Address of principal executive offices)	10605 (Zip Code)

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

As of August 9, 2006, there were 31,771,544 common shares of beneficial interest, par value $.001 per share, outstanding.

ACADIA REALTY TRUST AND SUBSIDIARIES

Back to Contents

Part I. Financial Information

Item 1. Financial Statements

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2006	December 31, 2005

	(dollars in thousands)
ASSETS
Real estate:
Land	$135,720	$146,240
Buildings and improvements	501,998	584,962
Construction in progress	12,058	4,016

	649,776	735,218
Less: accumulated depreciation	(139,578)	(135,891)

Net real estate	510,198	599,327
Cash and cash equivalents	55,114	91,398
Cash in escrow	7,500	7,799
Restricted cash	549	548
Investments in and advances to unconsolidated affiliates	37,658	10,320
Investment in management contracts, net of accumulated amortization of $2,431 and $1,938, respectively	2,745	3,178
Preferred equity investment	—	19,000
Rents receivable, net	8,069	13,505
Notes receivable	57,801	15,733
Prepaid expenses	4,376	5,199
Deferred charges, net	25,556	24,288
Acquired lease intangibles	6,785	8,941
Other assets	18,741	15,786
Assets of discontinued operations	26,099	26,836

	$761,191	$841,858

LIABILITIES AND SHAREHOLDERS’ EQUITY
Mortgage notes payable	$361,890	$411,000
Accounts payable and accrued expenses	8,901	19,018
Dividends and distributions payable	6,161	6,088
Share of distributions in excess of share of income and investment in unconsolidated affiliates	23,131	10,315
Other liabilities	9,244	14,375
Liabilities of discontinued operations	13,963	14,221

Total liabilities	423,290	475,017

Minority interest in operating partnership	8,357	9,204
Minority interests in partially-owned affiliates	106,541	137,061

Total minority interests	114,898	146,265

Shareholders’ equity:
Common shares	31	31
Additional paid-in capital	223,920	223,199
Accumulated other comprehensive income (loss)	1,861	(12)
Deficit	(2,809)	(2,642)

Total shareholders’ equity	223,003	220,576

	$761,191	$841,858

See accompanying notes

Back to Contents

Part I. Financial Information

Item 1. Financial Statements

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(unaudited)

	Three months ended June 30,		Six months ended June 30,

	2006	2005	2006	2005

	(dollars in thousands, except per share amounts)
Revenues
Minimum rents	$17,448	$19,134	$35,236	$37,635
Percentage rents	126	150	311	351
Expense reimbursements	3,480	3,555	7,559	7,929
Other property income	251	175	462	505
Management fee income	1,281	982	2,482	1,557
Interest income	1,907	903	3,653	1,320

Total revenues	24,493	24,899	49,703	49,297

Operating Expenses
Property operating	3,602	4,639	7,652	9,459
Real estate taxes	2,460	2,325	5,259	4,887
General and administrative	4,779	3,820	10,086	6,935
Depreciation and amortization	6,506	6,234	12,904	12,506

Total operating expenses	17,347	17,018	35,901	33,787

Operating income	7,146	7,881	13,802	15,510
Equity in earnings of unconsolidated affiliates	3,028	126	7,140	387
Interest expense	(5,654)	(4,352)	(10,839)	(8,285)
Minority interest	327	1,050	(754)	1,251

Income from continuing operations before income taxes	4,847	4,705	9,349	8,863
Income taxes	(363)	—	(812)	—

Income from continuing operations	4,484	4,705	8,537	8,863

Discontinued operations:
Operating income from discontinued operations	371	400	677	692
Impairment of real estate	—	(770)	—	(770)
Minority interest	(7)	10	(13)	5

Income (loss) from discontinued operations	364	(360)	664	(73)

Net income	$4,848	$4,345	$9,201	$8,790

Basic earnings per share
Income from continuing operations	$0.14	$0.15	$0.26	$0.28
Income (loss) from discontinued operations	0.01	(0.01)	0.02	—

Basic earnings per share	$0.15	$0.14	$0.28	$0.28

Diluted earnings per share
Income from continuing operations	$0.14	$0.15	$0.26	$0.27
Income (loss) from discontinued operations	0.01	(0.01)	0.02	—

Diluted earnings per common share	$0.15	$0.14	$0.28	$0.27

See accompanying notes

Back to Contents

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(unaudited)

	June 30, 2006	June 30, 2005

	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,201	$8,790
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,465	12,338
Minority interests	767	(1,256)
Equity in earnings of unconsolidated affiliates	(7,140)	(387)
Amortization of derivative settlement included in interest expense	218	219
Distributions of operating income from unconsolidated affiliates	6,079	310
Restricted share compensation	2,543	542
Trustee share compensation	75	—
Changes in assets and liabilities:
Cash in escrow	(1,394)	3
Restricted cash	(1)	102
Rents receivable	2,887	(4,773)
Prepaid expenses	30	28
Other assets	(1,840)	(5,764)
Accounts payable and accrued expenses	(3,694)	(208)
Other liabilities	2,949	889

Net cash provided by operating activities	24,145	10,833

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for real estate and improvements	(49,268)	(31,633)
Investments in and advances to unconsolidated affiliates	(23,822)	(1,398)
Distributions from unconsolidated affiliates	26,758	489
Expenditures for deferred costs	(4,144)	(3,984)
Increase in notes receivable	(42,068)	(6,489)
Preferred equity investment	19,000	(19,500)

Net cash used in investing activities	(73,544)	(62,515)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on mortgages	(87,678)	(6,029)
Additional borrowings under mortgage notes	107,291	52,000
Dividends paid	(11,956)	(10,940)
Increase in dividend payable	73	78
Redemption of Operating Partnership Units	(100)	—
Minority interest share of Operating Partnership Unit redemption	(146)	—
Distributions to minority interests in Operating Partnership	(240)	(256)
Preferred distributions on Operating Partnership units	(124)	(178)
Distributions to minority interests in partially-owned affiliates	(34,225)	—
Contributions from minority interests in Operating Partnership	40,124	37,303
Exercise of options	43	333
Common Shares issued under Employee Stock Purchase Plan	53	47

Net cash provided by financing activities	13,115	72,358

(Decrease) increase in cash and cash equivalents	(36,284)	20,676
Cash and cash equivalents, beginning of period	91,398	16,043

Cash and cash equivalents, end of period	$55,114	$36,719

Supplemental disclosure of cash flow information:
Cash paid for interest	$10,971	$9,189

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of management contract rights through issuance of Preferred Operating Partnership Units	$—	$4,000

Increase in share of distributions in excess of share of income and investment in unconsolidated affiliates as a result of the Brandywine recapitalization (Note 2)	$10,428	$—

See accompanying notes

Back to Contents

ACADIA REALTY TRUST

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	THE COMPANY

Acadia Realty Trust (the “Company”) is a fully integrated and self-managed real estate investment trust (“REIT”) focused primarily on the ownership, acquisition, redevelopment and management of neighborhood and community shopping centers.

All of the Company’s assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership (the “Operating Partnership” or “OP”) and partnerships in which the OP owns a controlling interest. As of June 30, 2006, the Company controlled 98% of the Operating Partnership as the sole general partner.

In 2001, the Company formed a partnership, Acadia Strategic Opportunity Fund I, LP (“Fund I”), and in 2004 formed a limited liability company, Acadia Mervyn I, LLC (“Mervyns I”), with four institutional investors. The Company committed a total of $20.0 million to Fund I and Mervyns I, and the four institutional shareholders committed $70.0 million, for the purpose of acquiring a total of approximately $300.0 million in investments. As of June 30, 2006, the Company has contributed $16.2 million to Fund I and $2.7 million to Mervyns I.

The Company is the sole general partner or managing member, with a 22% interest in both Fund I and Mervyns I and is also entitled to a profit participation in excess of its invested capital based on certain investment return thresholds. Decisions made by the general partner, as it relates to purchasing, financing, and disposition of properties, are subject to the unanimous disapproval of the Advisory Committee of Fund I, which is comprised of representatives from each of the four institutional investors. Cash flow is distributed pro-rata to the partners (including the Company) until they have received a 9% cumulative return, and the return of all capital contributions. Thereafter, remaining cash flow is to be distributed 80% to the partners (including the Company) and 20% to the Company as a carried interest (“Promote”). Through December 31, 2005, the Company also earned a fee for asset management services equal to 1.5% of the allocated equity in the remaining Fund I assets, as well as market-rate fees for property management, leasing and construction services. Effective January 1, 2006, the Company converted the asset management fee to a priority distribution of the same amount as the fee, which entitles the Company to a special allocation of income equal to the amount of the priority distribution. Thereafter, cash flow is distributed as previously mentioned and the Company continues to earn the market rate property management, leasing and construction fees. Following the recapitalization of the Brandywine Portfolio in January 2006, all capital contributions and the required 9% cumulative preferred return have been distributed to the institutional investors. Accordingly, the Company is now entitled to a Promote on all future earnings and distributions.

In June of 2004, the Company formed a limited liability company, Acadia Strategic Opportunity Fund II, LLC (“Fund II”), and in August 2004 formed another limited liability company, Mervyn II, LLC (“Mervyns II”), with the investors from Fund I as well as two additional institutional investors. With $300.0 million of committed discretionary capital, Fund II and Mervyns II expect to be able to acquire up to $900.0 million of investments on a leveraged basis. The Company’s share of committed capital is $60.0 million. The Company is the sole managing member with 20% interest in the limited liability companies and is also entitled to a profit participation in excess of its invested capital based on certain investment return thresholds. The terms and structure of Fund II are substantially the same as Fund I with the exceptions that the preferred return is 8%. As of June 30, 2006, the Company has contributed $16.2 million to Fund II and $6.7 million to Mervyns II.

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

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. For further information refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Back to Contents

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	BASIS OF PRESENTATION (continued)

In 2005, the Emerging Issues Task Force (“EITF”) reached a consensus that the general partners in a limited partnership should determine whether they control a limited partnership based on the application of the framework as discussed in EITF 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights”. Under EITF 04-5, the general partners in a limited partnership are presumed to control that limited partnership regardless of the extent of the general partner’s ownership interest in the limited partnership. The assessment of whether the rights of the limited partners should overcome the presumption of control by the general partners is a matter of judgment that depends on facts and circumstances. If the limited partners have either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights, the general partners do not control the limited partnership. EITF 04-5 was effective immediately for new partnerships formed and existing limited partnerships for which the partnership agreements were modified on or after June 29, 2005, and for all other partnerships, EITF 04-5 is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The provisions of EITF 04-5 may be initially applied through either one of two methods: (1) similar to a cumulative effect of a change in accounting principle or (2) retrospective application. The Company assessed the impact of EITF 04-5 as it related to the method of accounting utilized for its equity investments and determined that its investments in Fund I, Fund II, Mervyns I and Mervyns II which were accounted for under the equity method of accounting, should be consolidated, effective upon adoption of EITF 04-5 on January 1, 2006. The Company utilized the retrospective approach in the application of EITF 04-5 and has presented all historical periods prior to 2006 on a consistent basis with 2006 and thereafter. There was no impact on net income or shareholders’ equity for any of the reported periods in the accompanying consolidated financial statements due to the consolidation of these investments.

On January 4, 2006, Fund I recapitalized its investment in a one million square foot shopping center portfolio located in Wilmington, Delaware (“Brandywine Portfolio”). The recapitalization was effected through the conversion of the 77.8% interest which was previously held by the institutional investors in Fund I to an affiliate of GDC Properties (“GDC”) through a merger of interests in exchange for cash. The Company has retained its existing 22.2% interest in the Brandywine Portfolio in partnership with GDC and continues to operate the portfolio and earn fees for such services.

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

	Three months ended June 30,		Six months ended June 30,

	2006	2005	2006	2005

	(dollars in thousands, except per share amounts)
Numerator:
Income from continuing operations – basic and diluted	$4,484	$4,705	$8,537	$8,863

Denominator:
Weighted average shares – basic earnings per share	32,509	31,899	32,489	31,883
Effect of dilutive securities:
Employee stock options	302	246	300	259

Denominator for diluted earnings per share	32,811	32,145	32,789	32,142

Basic earnings per share from continuing operations	$0.14	$0.15	$0.26	$0.28

Diluted earnings per share from continuing operations	$0.14	$0.15	$0.26	$0.27

Back to Contents

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	EARNINGS PER COMMON SHARE (continued)

The effect of the conversion of common units in the Operating Partnership (“Common OP Units”) is not reflected in the above table as they are exchangeable for Common Shares on a one-for-one basis. The income allocable to such units is allocated on this same basis and reflected as minority interest in the accompanying consolidated financial statements. As such, the assumed conversion of these units would have no net impact on the determination of diluted earnings per share. The effect of the conversion of Series A and B Preferred OP Units (“Preferred OP Units”) which would result in 337,079 and 522,679 additional Common Shares for each of the three and six months ended June 30, 2006 and 2005, respectively, is not reflected in the above table as such conversions would be anti-dilutive.

4.	COMPREHENSIVE INCOME

The following table sets forth comprehensive income for the three and six months ended June 30, 2006 and 2005:

	Three months ended June 30,		Six months ended June 30,

	2006	2005	2006	2005

	(dollars in thousands)
Net income	$4,848	$4,345	$9,201	$8,790
Other comprehensive income (loss) [1]	775	(1,419)	1,873	623

Comprehensive income	$5,623	$2,926	$11,074	$9,413

Notes:
1	Relates to the changes in the fair value of derivative instruments accounted for as cash flow hedges.

(dollars in thousands)
Accumulated other comprehensive income (loss)
Balance at December 31, 2005	$(12)
Unrealized gain on valuation of swap and cap agreements	1,873

Balance at June 30, 2006	$1,861

As of June 30, 2006 the balance in accumulated other comprehensive income was comprised of unrealized gains on the valuation of current swap and cap agreements.

Back to Contents

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	SHAREHOLDERS’ EQUITY AND MINORITY INTERESTS

The following table summarizes the change in the shareholders’ equity and minority interests since December 31, 2005:

	Shareholders’ Equity	Minority Interest in Operating Partnership	Minority Interest in partially- owned Affiliates

	(dollars in thousands)
Balance at December 31, 2005	$220,576	$9,204	$137,061
Dividends and distributions declared of $0.37 per Common Share and Common OP Unit	(11,956)	(240)	—
Net income for the period January 1 through June 30, 2006	9,201	198	569
Distributions paid	—	—	(71,088)
Conversion of Series A Preferred OP Units	696	(696)	—
Acquisition of partnership interest	—	—	2,246
Other comprehensive income – Unrealized gain on valuation of swap agreements	1,655	37	—
Other comprehensive income – adjustment of swap value included in net income	218	—	—
Employee stock-based compensation	2,595	—	—
Exercise of Options	43	—	—
Redemption of 11,105 Restricted Common OP Units	(101)	(146)	—
Issuance of Common Stock to Trustees	76	—	—
Minority Interest contributions	—	—	37,753

Balance at June 30, 2006	$223,003	$8,357	$106,541

Notes:

Minority interest in the Operating Partnership represents (i) the limited partners’ interest of 642,272 and 653,360 Common OP Units at June 30, 2006 and December 31, 2005, respectively, (ii) 188 and 884 Series A Preferred OP Units at June 30, 2006 and December 31, 2005, respectively, with a nominal value of $1,000 per unit, which are entitled to a preferred quarterly distribution of the greater of (a) $22.50 per unit (9% annually) per Series A Preferred OP Unit or (b) the quarterly distribution attributable to a Series A Preferred OP Unit if such unit were converted into a Common OP Unit, and (iii) 4,000 Series B Preferred OP Units at June 30, 2006 and December 31, 2005, respectively, with a nominal value of $1,000 per unit, which are entitled to a preferred quarterly distribution of the greater of (a) $13.00 (5.2% annually) per unit or (b) the quarterly distribution attributable to a Series B Preferred OP Unit if such unit were converted into a Common OP Unit.

During the first quarter of 2006, holders of 696 Series A Preferred OP Units converted these into Common OP Units and ultimately into Common Shares.

During the second quarter of 2006, the Company redeemed 11,105 Restricted Common OP Units issued during July 2005 in connection with the purchase of 4343 Amboy Road.

Minority interests in partially-owned partnerships represent third-party interests. During January 2006, Fund I recapitalized the Brandywine Portfolio, and as a result, $35.5 million was distributed to the institutional investors in Fund I. During the six months ended June 30, 2006, minority interests in Mervyns I and Mervyns II received distributions of $16.5 million and $18.4 million, respectively. In the second quarter of 2006, minority interests in Fund II and Mervyns II made contributions of $20.8 million and $17.0 million, respectively. During January 2006, the Company acquired a 60% interest in the A&P Shopping Plaza located in Boonton, New Jersey, as discussed in Note 6. The remaining 40% interest is owned by a third party and is reflected as minority interest in the accompanying Consolidated Balance Sheet as of June 30, 2006.

Back to Contents

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	PROPERTY ACQUISITIONS

On January 12, 2006, the Company closed on a 19,265 square foot retail building in the Lincoln Park district in Chicago. The property was acquired from an affiliate of Klaff for a purchase price of $9.9 million, including the assumption of existing mortgage debt in the principal amount of $3.8 million.

On January 24, 2006, the Company acquired a 60% interest in the A&P Shopping Plaza located in Boonton, New Jersey. The property, which is 100% occupied and located in northeastern New Jersey, is a 63,000 square foot shopping center anchored by a 49,000 square foot A&P Supermarket. A portion of the remaining 40% interest is owned by a principal of P/A Associates, LLC (“P/A”). The interest was acquired for $3.2 million. There is an existing first mortgage debt of $8.7 million encumbering the property.

On June 16, 2006, the Company purchased 8400 and 8625 Germantown Road in Philadelphia, Pennsylvania for $16.0 million. The Company assumed a $10.1 million first mortgage loan which has a maturity date of June 11, 2013. The 40,570 square foot property is 100% occupied.

7.	INVESTMENTS
A. Investments In and Advances to Unconsolidated Affiliates

	June 30, 2006				December 31, 2005

	Mervyns (1)	Brandywine Portfolio	Other Investments	Total	Total

	(dollars in thousands)
Balance Sheets
Assets:
Rental property, net	$—	$125,416	$46,777	$172,193	$165,024
Investment in unconsolidated affiliates	393,955	—	—	393,955	9,401
Other assets	—	6,165	12,757	18,922	17,181

Total assets	$393,955	$131,581	$59,534	$585,070	$191,606

Liabilities and partners’ equity
Mortgage note payable	$—	$166,200	$87,234	$253,434	$150,462
Other liabilities	—	13,069	7,718	20,787	54,544
Partners equity (deficit)	393,955	(47,688)	(35,418)	310,849	(13,400)

Total liabilities and partners’ equity	$393,955	$131,581	$59,534	$585,070	$191,606

Company’s investment in unconsolidated affiliates	$25,467	$—	$12,191	$37,658	$10,320

Share of distributions in excess of share of income and investment in unconsolidated affiliates	$—	$(12,444)	$(10,687)	$(23,131)	$(10,315)

(1)	Represents the Company’s investment in unconsolidated affiliates through its RCP Venture investments.

Back to Contents

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	INVESTMENTS (continued)

	Three Months Ended

	June 30, 2006				June 30, 2005 (2)

	Mervyns (1)	Brandywine Portfolio	Other Investments	Total	Total

	(dollars in thousands)
Statements of Operations:
Total revenue	$—	$4,591	$3,726	$8,317	$2,643
Operating and other expenses	—	1,145	1,227	2,372	809
Interest expense	—	1,965	1,347	3,312	999
Equity in earnings of affiliates	23,852	—	—	23,852	—
Depreciation and amortization	—	784	417	1,201	158

Net income	$23,852	$697	$735	$25,284	$677

Company’s share of net income	$2,414	$269	$345	$3,028	$126

	Six Months Ended

	June 30, 2006				June 30, 2005 (2)

	Mervyns (1)	Brandywine Portfolio	Other Investments	Total	Total

	(dollars in thousands)
Statements of Operations:
Total revenue	$—	$9,105	$6,814	$15,919	$5,351
Operating and other expenses	—	2,359	2,555	4,914	1,484
Interest expense	—	6,974	2,451	9,425	2,184
Equity in earnings of affiliates	55,414	—	—	55,414	—
Depreciation and amortization	—	1,508	840	2,348	320

Net income (loss)	$55,414	$(1,736)	$968	$54,646	$1,363

Company’s share of net income	$5,730	$991	$419	$7,140	$387

(1)	Represents the Company’s investment in unconsolidated affiliates through its RCP Venture investments.
(2)	The Brandywine Portfolio was consolidated with Fund I for the three and six months ended June 30, 2005. There were no Mervyns or Albertsons activity for the three and six months ended June 30, 2005.

Back to Contents

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	INVESTMENTS (continued)

Retailer Controlled Property Venture

On January 27, 2004, the Company entered into the Retailer Controlled Property Venture (“RCP Venture”) with Klaff Realty, L.P. (“Klaff”) and Klaff’s long-time capital partner Lubert-Adler Management, Inc. (“Lubert-Adler”) for the purpose of making investments in surplus or underutilized properties owned by retailers. On September 2, 2004, affiliates of Fund I and Fund II, through separately organized, newly formed limited liability companies on a non-recourse basis, invested in the acquisition of Mervyns through the RCP Venture, which, as part of an investment consortium of Sun Capital and Cerebus, acquired Mervyns from Target Corporation. The total acquisition price was $1.2 billion, with such affiliates’ combined $23.5 million share of the investment divided equally between them. The Company’s share of the Mervyns investment totaled $5.0 million. For the six months ended June 30, 2006, the Company’s share of net income from the investments made through the RCP Venture amounted to $5.7 million.

During June of 2006, the RCP Venture made its second investment with its participation in the acquisition of Albertson’s. Affiliates of Fund II, through the same limited liability companies which were formed for the investment in Mervyns, invested $21.2 million in the acquisition of Albertson’s through the RCP Venture, along with others as part of an investment consortium. The Company’s share of the invested capital was $4.2 million.

Brandywine Portfolio

On January 4, 2006, the institutional investors of Fund I merged their 77.8% interest in the Brandywine Portfolio into affiliates of GDC in exchange for cash. The Company merged its 22.2% share of the Brandywine Portfolio into affiliates of GDC in exchange for a 22.2% interest in such affiliates. Prior to the closing of this transaction, the Company provided $17.6 million of mortgage financing secured by certain properties within the Brandywine Portfolio. This financing was repaid in June 2006. For the six months ended June 30, 2006, the Company’s share of net income of $1.0 million included $1.1 million for reimbursement of the Company’s share of certain fees incurred by the Brandywine Portfolio by the institutional investors of Fund I. As of June 30, 2006, the Company’s share of distributions in excess of its share of income and investment in Brandywine amounted to $12.4 million.

Fund I Investments

Fund I has joint ventures with third party investors in the ownership and operation of Hitchcock Plaza, Pine Log Plaza, Sterling Heights Shopping Center, Haygood Shopping Center, and Tarrytown Centre. The Hitchcock Plaza is a 235,000 square foot shopping center located in Aiken, South Carolina. Adjacent to the Hitchcock Plaza is the 35,000 square foot Pine Log Plaza. Sterling Heights Shopping Center, is a 155,000 square foot community shopping center located in Detroit, Michigan. Haygood Shopping Center is a 162,000 square foot center located in Virginia Beach, Virginia. Lastly, the 35,000 square foot Tarrytown Centre is located in Westchester, New York. These properties are accounted for using the equity method of accounting.

Crossroads

The Company owns a 49% interest in the Crossroads Joint Venture and Crossroads II Joint Venture (collectively “Crossroads”), which collectively own a 311,000 square foot shopping center in White Plains, New York. The Company accounts for Crossroads using the equity method of accounting. As of June 30, 2006, the Company’s share of distributions in excess of its share of income and investment in Crossroads amounted to $10.7 million.

Back to Contents

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	INVESTMENTS (continued)

B. Preferred Equity Investment

In March of 2005, the Company invested $20.0 million in a preferred equity position (“Preferred Equity Investment”) with Levitz SL, L.L.C. (“Levitz SL”), the owner of fee and leasehold interests in 30 locations (the “Properties”) totaling 2.5 million square feet, of which the majority are currently leased to Levitz Furniture Stores. Klaff Realty L.P. (“Klaff”) is a managing member of Levitz SL. The Preferred Equity Investment received a return of 10%, plus a minimum return of capital of $2.0 million per annum. During March 2006, the rate of return was reset to the six-month LIBOR plus 644 basis points or approximately 11.5%. In October 2005, Levitz Furniture filed for bankruptcy under Chapter 11.

On June 1, 2006, the Company converted the Preferred Equity Investment to a mortgage loan in the amount of $31.3 million. The loan has a maturity date of May 31, 2008 and has an interest rate of 10.5%. The loan is secured by fee and leasehold mortgages as well as a pledge of the entities owning 19 of the above remaining locations totaling 1.8 million square feet. Management believes that the underlying value of the real estate is sufficient to recover the mortgage and accordingly, no reserve is required at June 30, 2006.

8.	DERIVATIVE FINANCIAL INSTRUMENTS

The following table summarizes the notional values and fair values of the Company’s derivative financial instruments as of June 30, 2006. The notional value does not represent exposure to credit, interest rate or market risks.

Hedge Type	Notional Value	Interest Rate	Forward Start Date	Interest Maturity	Fair Value

	(dollars in thousands)
Current Interest Rate Swaps:
LIBOR Swap	$36,111	4.35%	n/a	1/1/11	$1,516
LIBOR Swap	20,000	4.53%	n/a	10/1/06	45
LIBOR Swap	15,023	4.32%	n/a	1/1/07	89
LIBOR Swap	11,621	4.11%	n/a	1/1/07	81
LIBOR Swap	8,657	4.47%	n/a	6/1/07	80

	$91,412

Forward-starting Interest Rate Swaps:
LIBOR Swap	$4,640	4.71%	1/1/10	1/10/11	101
LIBOR Swap	11,410	4.90%	10/2/06	10/1/11	285
LIBOR Swap	8,434	5.14%	6/1/07	3/1/12	114

	$24,484

Interest Rate Caps:
LIBOR Cap	$30,000	6.00%	n/a	4/1/08	10

Derivatives receivable (1)					$2,321

(1) The derivatives receivable is included in Other Assets in the Consolidated Balance Sheets.

Back to Contents

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	MORTGAGE LOANS

Due to the adoption of EITF 04-5 (Note 2), all of the Fund I and Fund II loans are now included as part of the Company’s consolidated mortgage indebtedness.

On January 12, 2006, in conjunction with the purchase of a property, the Company assumed a loan of $3.8 million which bears interest at a fixed rate of 8.5%.

On January 18, 2006, the Company drew an additional $1.8 million on an existing credit facility. On April 21, 2006, the Company paid down $15.0 million on this facility. On June 1, 2006, the Company drew an additional $19.2 million on this facility. On June 22, 2006 the entire existing balance of $30.4 million was paid off by the Company.

On January 24, 2006, in conjunction with the purchase of a partnership interest, the Company assumed a loan of $8.7 million which bears interest at a fixed rate of 6.4%.

On February 22, 2006, the Company financed a property within its existing portfolio for $20.5 million. This loan bears interest at a fixed rate of 5.4%. A portion of the proceeds were used to pay down $10.9 million on an existing credit facility.

On March 27, 2006, the Company refinanced a property for $30.0 million. This loan bears interest at LIBOR plus 140 basis points. A portion of the proceeds were used to pay down the existing $12.1 million of debt on this property.

On May 31, 2006, the Company borrowed an additional $13.0 million on an existing $65.0 million revolving credit facility. This additional draw was repaid on June 30, 2006. The existing balance as of June 30, 2006 is $22.0 million.

On June 16, 2006, in conjunction with the purchase of a property, the Company assumed a loan of $10.1 million which bears interest at a fixed rate of 5.45%.

10.	RELATED PARTY TRANSACTIONS

In February 2005, the Company issued $4.0 million of Restricted Common OP Units to Klaff for the balance of certain management contract rights as well as the rights to certain potential future revenue streams.

In June 2006, the Company converted its Preferred Equity Investment with Levitz SL, in which Klaff has an interest, into a mortgage loan (Note 7).

The Company also earns fees in connection with its rights to provide asset management, leasing, disposition, development and construction services for an existing portfolio of retail properties and/or leasehold interests in which Klaff has an interest. Net fees earned by the Company in connection with this portfolio were $1.0 million for the three months ended June 30, 2006 and 2005, respectively, and $2.1 million and $1.6 million for the six months ended June 30, 2006 and 2005, respectively. The amount is net of the payment of sub-management fees to Klaff of $0.3 million for the six months ended June 30, 2005.

Lee Wielansky, the Lead Trustee of the Company, was paid a consulting fee of $25,000 for the three months ended June 30, 2006 and 2005, respectively, and $50,000 for the six months ended June 30, 2006 and 2005, respectively.

Back to Contents

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	SEGMENT REPORTING

The Company has two reportable segments: retail properties and multi-family properties. The accounting policies of the segments are the same as those described in the summary of significant accounting policies as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The Company evaluates property performance primarily based on net operating income before depreciation, amortization and certain nonrecurring items. The reportable segments are managed separately due to the differing nature of the leases and property operations associated with the retail versus residential tenants. The following tables set forth certain segment information for the Company for continuing operations for the three and six months ended June 30, 2006 and 2005 and does not include activity related to unconsolidated partnerships:

	Six months ended June 30, 2006

	Retail Properties	Multi-Family Properties	All Other	Total

	(dollars in thousands)
Revenues	$39,568	$4,000	$6,135	$49,703
Property operating expenses and real estate taxes	10,824	2,087	—	12,911
Other expenses	7,830	1,014	1,242	10,086

Net property income before depreciation, amortization and certain nonrecurring items	$20,914	$899	$4,893	$26,706

Depreciation and amortization	$11,917	$753	$234	$12,904

Interest expense	$10,110	$729	$—	$10,839

Real estate at cost	$607,771	$42,005	$—	$649,776

Total assets	$722,186	$39,005	$—	$761,191

Expenditures for real estate and improvements	$48,897	$371	$—	$49,268

Reconciliation to net income
Net property income before depreciation and amortization	$26,706
Depreciation and amortization	(12,904)
Income from discontinued operations	664
Equity in earnings of unconsolidated affiliates	7,140
Interest expense	(10,839)
Income taxes	(812)
Minority interest	(754)

Net income	$9,201

Back to Contents

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	SEGMENT REPORTING (continued)

	Three months ended June 30, 2006

	Retail Properties	Multi-Family Properties	All Other	Total

	(dollars in thousands)
Revenues	$19,341	$1,964	$3,188	$24,493
Property operating expenses and real estate taxes	5,030	1,032	—	6,062
Other expenses	3,572	585	622	4,779

Net property income before depreciation, amortization and certain nonrecurring items	$10,739	$347	$2,566	$13,652

Depreciation and amortization	$6,012	$377	$117	$6,506

Interest expense	$5,279	$375	$—	$5,654

Real estate at cost	$607,771	$42,005	$—	$649,776

Total assets	$722,186	$39,005	$—	$761,191

Expenditures for real estate and improvements	$48,129	$232	$—	$48,361

Reconciliation to net income
Net property income before depreciation and amortization	$13,652
Depreciation and amortization	(6,506)
Income from discontinued operations	364
Equity in earnings of unconsolidated affiliates	3,028
Interest expense	(5,654)
Income taxes	(363)
Minority interest	327

Net income	$4,848

Back to Contents

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	SEGMENT REPORTING (continued)

	Six months ended June 30, 2005

	Retail Properties	Multi-Family Properties	All Other	Total

	(dollars in thousands)
Revenues	$42,648	$3,772	$2,877	$49,297
Property operating expenses and real estate taxes	12,444	1,902	—	14,346
Other expenses	5,846	673	416	6,935

Net property income before depreciation, amortization and certain nonrecurring items	$24,358	$1,197	$2,461	$28,016

Depreciation and amortization	$11,566	$723	$217	$12,506

Interest expense	$7,666	$619	$—	$8,285

Real estate at cost	$613,045	$41,060	$—	$654,105

Total assets	$681,136	$40,314	$—	$721,450

Expenditures for real estate and improvements	$31,188	$445	$—	$31,633
Reconciliation to net income
Net property income before depreciation and amortization	$28,016
Depreciation and amortization	(12,506)
(Loss) from discontinued operations	(73)
Equity in earnings of unconsolidated affiliates	387
Interest expense	(8,285)
Minority interest	1,251

Net income	$8,790

Back to Contents

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	SEGMENT REPORTING (continued)

	Three months ended June 30, 2005

	Retail Properties	Multi-Family Properties	All Other	Total

	(dollars in thousands)
Revenues	$21,118	$1,896	$1,885	$24,899
Property operating expenses and real estate taxes	6,036	928	—	6,964
Other expenses	3,098	433	289	3,820

Net property income before depreciation, amortization and certain nonrecurring items	$11,984	$535	$1,596	$14,115

Depreciation and amortization	$5,759	$363	$112	$6,234

Interest expense	$4,036	$316	$—	$4,352

Real estate at cost	$613,045	$41,060	$—	$654,105

Total assets	$681,136	$40,314	$—	$721,450

Expenditures for real estate and improvements	$27,995	$224	$—	$28,219

Reconciliation to net income
Net property income before depreciation and amortization	$14,115
Depreciation and amortization	(6,234)
(Loss) from discontinued operations	(360)
Equity in earnings of unconsolidated affiliates	126
Interest expense	(4,352)
Minority interest	1,050

Net income	$4,345

Back to Contents

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	DISCONTINUED OPERATIONS

SFAS No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS 144”) requires discontinued operations presentation for disposals of a “component” of an entity. In accordance with SFAS No. 144, the Company reflects the income and expenses and assets and liabilities for properties which became held for sale, as discontinued operations.

The combined results of operations of either sold properties or properties held for sale are reported separately as discontinued operations for the three and six months ended June 30, 2006 and 2005. These are related to the Soundview Marketplace and Bradford Towne Centre which the Company was marketing for sale as of June 30, 2006. The three and six months ended June 30, 2005 also included the Berlin Shopping Center, which was sold on July 7, 2005.

The combined results of operations and assets and liabilities of the properties classified as discontinued operations are summarized as follows:

	June 30, 2006	December 31, 2005

	(dollars in thousands)
ASSETS
Net real estate	$23,659	$24,002
Cash and cash equivalents	—	9
Cash in escrow	144	292
Rents receivable, net	1,647	1,801
Prepaid expenses	176	165
Deferred charges, net	467	561
Other assets	6	6

Total assets of discontinued operations	$26,099	$26,836

LIABILITIES
Mortgage notes payable	$13,666	$13,800
Accounts payable and accrued expenses	55	177
Other liabilities	242	244

Total liabilities of discontinued operations	$13,963	$14,221

	For the three months ended June 30,		For the six months ended June 30,

	2006	2005	2006	2005

	(dollars in thousands)
Total revenues	$1,759	$1,796	$3,427	$3,795
Total expenses	1,388	1,396	2,750	3,103

	371	400	677	692
Impairment of real estate	—	(770)	—	(770)
Minority interest	(7)	10	(13)	5

Income (loss) from discontinued operations	$364	$(360)	$664	$(73)

Back to Contents

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	STOCK-BASED COMPENSATION

The Company adopted the fair value method of recording stock-based compensation contained in SFAS No. 123R, “Accounting for Stock-Based Compensation” as of January 1, 2002. As such, stock based compensation awards granted after December 31, 2001 have been expensed over the vesting period based on the fair value at the date the stock-based compensation was granted.

On January 6, 2006 (the “Grant Date”), the Company issued 62,630 options to officers (“Officers”) and employees (“Employees”) of the Company. The options, which have an exercise price of $20.65, are for ten-year terms and vest one third as of the Grant Date and one third on each of the next two anniversaries thereof. The Company has determined a value of $3.03 per option using the binomial method for valuing such options. In prior periods, the Company utilized the Black-Scholes method for valuing options granted and believes that the binomial method more accurately reflects the value of the options. This change had no material effect on the value of the unvested options or the Company’s consolidated financial statements. Accordingly, compensation expense of $12,000 and $91,000 has been recognized in the accompanying consolidated financial statements related to the options for the three and six months ended June 30, 2006.

On the Grant Date, the Company also issued a total of 121,233 Restricted Common Shares (“Restricted Shares”) to Officers and 13,136 Restricted Shares (net of subsequent forfeitures) to Employees of the Company. In general, the Restricted Shares carry all the rights of Common Shares including voting and dividend rights, but may not be transferred, assigned or pledged until the recipients have a vested non-forfeitable right to such shares. Vesting with respect to the Restricted Shares issued to Officers, which is subject to the recipients’ continued employment with the Company through the applicable vesting dates, is over five years with 30% vesting on the Grant Date and 17.5% vesting on each of the next four anniversaries thereafter. In addition, vesting on 50% of the unvested Restricted Shares is also subject to certain total shareholder returns on the Company’s Common Shares. Vesting with respect to the Restricted Shares issued to Employees, which is subject to the recipients’ continued employment with the Company through the applicable vesting dates, is over five years with 30% vesting on the Grant Date and 17.5% vesting on each of the next four anniversaries thereafter. In addition, vesting on 25% of the unvested Restricted Shares is also subject to certain total shareholder returns on the Company’s Common Shares.

The total value of the above Restricted Share awards on the date of grant was $2.7 million, of which $2.0 million will be recognized in compensation expense over the vesting period. Compensation expense of $0.1 million and $0.8 million has been recognized in the accompanying consolidated financial statements related to these Restricted Shares for the three and six months ended June 30, 2006.

On the Grant Date, the Company also issued a total of 224,901 Restricted Shares to Officers and 28,706 Restricted Shares to Employees in connection with a special, one-time performance bonus recognizing management’s outstanding achievements in enhancing shareholder values over the past five years, including, but not limited to, total shareholder return and the recent recapitalization of the Brandywine Portfolio. The Restricted Shares will vest over a period of five years with 50% vesting on the third anniversary and 25% vesting on the following two anniversaries of the Grant Date. The total value of this special bonus was $5.1 million and is being recognized in compensation expense over the vesting period. Compensation expense of $0.3 million and $0.5 million has been recognized in the accompanying consolidated financial statements related to this special bonus for the three and six months ended June 30, 2006.

On May 15, 2006, the Company issued 18,000 options and 4,801 unrestricted shares to Trustees of the Company in connection with Trustee fees. The options vest immediately. Trustee fee expense of $159,000 has been recognized in the accompanying consolidated financial statements related to these options and unrestricted shares.

14.	DIVIDENDS AND DISTRIBUTIONS PAYABLE

On May 15, 2006, the Board of Trustees of the Company approved and declared a cash dividend for the quarter ended June 30, 2006 of $0.185 per Common Share and Common OP Unit. The dividend was paid on July 14, 2006 to shareholders of record as of June 30, 2006.

Back to Contents

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is based on the consolidated financial statements of the Company as of June 30, 2006 and 2005 and for the three months then ended. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

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

OVERVIEW

We currently operate 76 properties, which we own or have an ownership interest in, consisting of 74 neighborhood and community shopping centers and two multi-family properties, which are located primarily in the Northeast, Mid-Atlantic and Midwestern regions of the United States. We receive income primarily from the rental revenue received from tenants at our properties, including recoveries, offset by operating and overhead expenses.

Our primary business objective is to acquire and manage commercial retail properties that will provide cash for distributions to shareholders while also creating the potential for capital appreciation to enhance investor returns. We focus on the following fundamentals to achieve this objective:

–	Own and operate a portfolio of community and neighborhood shopping centers and mixed-use properties with a retail component located in markets with strong demographics.
–	Maintain a strong and flexible balance sheet through conservative financial practices while ensuring access to sufficient capital to fund future growth.
–	Generate internal growth within the portfolio through aggressive redevelopment, re-anchoring and leasing activities.
–

Generate external growth through an opportunistic yet disciplined acquisition program. The emphasis is on targeting transactions with high inherent opportunity for the creation of additional value through redevelopment and leasing and/or transactions requiring creative capital structuring to facilitate the transactions.

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

Valuation of Property Held for Use and Sale

On a quarterly basis, we review both properties held for use and for sale for indicators of impairment. We record impairment losses and reduce the carrying value of properties when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases where we do not expect to recover our carrying costs on properties held for use, we reduce our carrying cost to fair value, and for properties held for sale, we reduce our carrying value to the fair value less costs to sell. Management does not believe that the value of any properties in our portfolio was impaired as of June 30, 2006.

Back to Contents

Bad Debts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make payments on arrearages in billed rents, as well as the likelihood that tenants will not have the ability to make payment on unbilled rents including estimated expense recoveries and straight-line rent. As of June 30, 2006, we have recorded an allowance for doubtful accounts of $2.4 million. If the financial condition of our tenants were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2006 (“2006”) to the three months ended June 30, 2005 (“2005”)

Effective January 1, 2006, we account for our Funds I and II and Mervyns I and II investments on a consolidated basis pursuant to EITF 04-5. Historic results for the three and six months ended June 30, 2005 have also been presented on a consolidated basis for purposes of comparability with 2006.

In addition, the Brandywine Portfolio operations were consolidated as part of Fund I for the three and six months ended June 30, 2005. Subsequent to the recapitalization and conversion of interests from Fund I to GDC in January 2006, the Brandywine Portfolio is accounted for under the equity method of accounting for the three and six months ended June 30, 2006. In the following tables, we have excluded the Brandywine Portfolio operations for the three and six months ended June 30, 2005 for purposes of comparability with the three and six months ended June 30, 2006.

					Change

(dollars in millions)	2006	2005 As Reported	Brandywine Portfolio	2005 Adjusted	$	%

Revenues:
Minimum rents	$17.4	$19.1	$(3.3)	$15.8	$1.6	10%
Percentage rents	0.1	0.1	—	0.1	—	—
Expense reimbursements	3.5	3.6	(0.6)	3.0	0.5	17%
Other property income	0.3	0.2	—	0.2	0.1	50%
Management fee income	1.3	1.0	0.1	1.1	0.2	18%
Interest income	1.9	0.9	—	0.9	1.0	111%

Total revenues	$24.5	$24.9	$(3.8)	$21.1	$3.4	16%

The increase in minimum rents was attributable to additional rents following our acquisition of Amboy Shopping Center, Clark and Diversey and A&P Shopping Plaza as well as Fund II acquisitions of 161st Street in New York and a leasehold interest in Chicago (“2005/2006 Acquisitions”).

Common area maintenance (“CAM”) expense reimbursement increased $0.1 million as a result of the 2005/2006 Acquisitions. Real estate tax reimbursements increased $0.4 million, primarily as a result of the 2005/2006 Acquisitions as well as general increases in real estate taxes.

Management fee income increased as a result of an increase in management fees related to the acquisition of the Klaff management contract rights in January 2004 and February 2005.

The increase in interest income was attributable to additional interest income on our advances and notes receivable originated in 2005 and 2006.

Back to Contents

					Change

(dollars in millions)	2006	2005 As Reported	Brandywine Portfolio	2005 Adjusted	$	%

Operating Expenses:
Property operating	$3.6	$4.7	$(0.8)	$3.9	$(0.3)	(8)%
Real estate taxes	2.5	2.3	(0.2)	2.1	0.4	19%
General and administrative	4.8	3.8	—	3.8	1.0	26%
Depreciation and amortization	6.5	6.2	(0.6)	5.6	0.9	16%

Total operating expenses	$17.4	$17.0	$(1.6)	$15.4	$2.0	13%

The decrease in property operating expenses was primarily the result of the write-off of abandoned project costs in 2005 and higher bad debt expense in 2005. These decreases were offset by increased property operating expenses following the 2005/2006 Acquisitions.

The increase in real estate taxes was due to general increases in real estate taxes experienced across the portfolio as well as increased real estate tax expense related to the 2005/2006 Acquisitions.

The increase in general and administrative expense was attributable to increased compensation expense of $0.9 million, including stock-based compensation of $0.4 million, following the expansion of our infrastructure related to increased activity in Fund assets and asset management services.

Depreciation expense increased $0.4 million in 2006. This was principally a result of increased depreciation expense following the 2005/2006 Acquisitions. Amortization expense increased $0.5 million which was primarily the result of the 2005/2006 Acquisitions, specifically, amortization of tenant installation costs of $0.3 million and amortization of leasehold interest of $0.2 million.

					Change

(dollars in millions)	2006	2005 As Reported	Brandywine Portfolio	2005 Adjusted	$	%

Other:
Equity in earnings of unconsolidated affiliates	$3.0	$0.1	$0.4	$0.5	$2.5	500%
Interest expense	(5.7)	(4.4)	1.0	(3.4)	(2.3)	(68)%
Minority interest	0.3	1.1	1.1	2.1	(1.8)	(85)%
Income taxes	(0.4)	—	—	—	(0.4)	(100)%
Income from discontinued operations	0.4	(0.4)	—	(0.4)	0.8	200%

Equity in earnings of unconsolidated affiliates increased primarily as a result of our pro rata share of earnings and gains on sale from its Mervyns investments of $2.4 million.

Interest expense increased $2.1 million as a result of higher average outstanding borrowings in 2006, $0.1 million resulting from higher average interest rates on the portfolio mortgage debt in 2006 as well as lower capitalized interest of $0.1 million in 2006.

Minority interest variance is attributable to the consolidation of our Fund investments.

Income taxes in 2006 relate to income taxes on our share of the gain, through our investment funds, from the sale of certain Mervyns locations in the second quarter of 2006.

Income from discontinued operations represents activity related to properties held for sale in 2006 and properties sold in 2005.

Back to Contents

RESULTS OF OPERATIONS

Comparison of the six months ended June 30, 2006 (“2006”) to the six months ended June 30, 2005 (“2005”)

					Change

(dollars in millions)	2006	2005 As Reported	Brandywine Portfolio	2005 Adjusted	$	%

Revenues:
Minimum rents	$35.2	$37.6	$(6.5)	$31.1	$4.1	13%
Percentage rents	0.3	0.4	(0.1)	0.3	—	—
Expense reimbursements	7.5	7.9	(1.2)	6.7	0.8	12%
Other property income	0.5	0.5	—	0.5	—	—
Management fee income	2.5	1.6	0.3	1.9	0.6	32%
Interest income	3.7	1.3	—	1.3	2.4	185%

Total revenues	$49.7	$49.3	$(7.5)	$41.8	$7.9	19%

The increase in minimum rents was attributable to the 2005/2006 Acquisitions and re-tenanting activities and increased occupancy across the portfolio.

Common area maintenance (“CAM”) expense reimbursement increased $0.1 million as a result of higher tenant reimbursements following the 2005/2006 Acquisitions offset by a decrease in tenant reimbursements as a result of lower snow removal costs in 2006. Real estate tax reimbursements increased $0.7 million, primarily as a result of the 2005/2006 Acquisitions as well as general increases in real estate taxes and re-tenanting activities throughout the portfolio.

Management fee income increased as a result of an increase in management fees related to the acquisition of the Klaff management contract rights in January 2004 and February 2005.

The increase in interest income was a combination of additional interest income on our advances and notes receivable originated in 2005 and 2006 and additional interest income earned from our investment in Levitz in March 2005.

Back to Contents

					Change

(dollars in millions)	2006	2005 As Reported	Brandywine Portfolio	2005 Adjusted	$	%

Operating Expenses:
Property operating	$7.7	$9.5	$(1.7)	$7.8	$(0.1)	(1)%
Real estate taxes	5.2	4.9	(0.4)	4.5	0.7	16%
General and administrative	10.1	6.9	—	6.9	3.2	46%
Depreciation and amortization	12.9	12.5	(1.2)	11.3	1.6	14%

Total operating expenses	$35.9	$33.8	$(3.3)	$30.5	$5.4	18%

The decrease in property operating expenses was primarily the result of lower snow removal costs during 2006 offset by the recovery of approximately $0.5 million related to the settlement of our insurance claim in connection with the flood damage incurred at the Mark Plaza in 2005 and increased property operating expenses related to the 2005/2006 Acquisitions.

The increase in real estate taxes was due to general increases in real estate taxes experienced across the portfolio as well as increased real estate tax expense related to the 2005/2006 Acquisitions.

The increase in general and administrative expense was attributable to increased compensation expense of $2.8 million to existing and new employees, including stock based compensation of $1.3 million, and $0.4 million of other overhead expenses following the expansion of our infrastructure related to increased activity in Fund assets and asset management services.

Depreciation expense increased $0.7 million in 2006. This was principally a result of increased depreciation expense following the 2005/2006 Acquisitions. Amortization expense increased $0.9 million which was primarily the result of the 2005/2006 Acquisitions, specifically, loan amortization of $0.1 million, amortization of tenant installation costs of $0.4 million and amortization of leasehold interest of $0.3 million. In addition, amortization expense increased $0.1 million which was the result of the write off of certain Klaff management contracts following the disposition of these assets in 2005 and 2006.

					Change

(dollars in millions)	2006	2005 As Reported	Brandywine Portfolio	2005 Adjusted	$	%

Other:
Equity in earnings of unconsolidated affiliates	$7.1	$0.4	$0.9	$1.3	$5.8	446%
Interest expense	(10.8)	(8.3)	1.9	(6.4)	(4.4)	(69)%
Minority interest	(0.8)	1.3	2.0	3.3	(4.1)	(124)%
Income taxes	(0.8)	—	—	—	(0.8)	(100)%
Income from discontinued operations	0.7	(0.1)	—	(0.1)	0.8	800%

Equity in earnings of unconsolidated affiliates increased primarily as a result of our pro rata share of earnings and gains on sale from its Mervyns investments of $5.8 million.

Interest expense increased $4.2 million as a result of higher average outstanding borrowings in 2006, $0.1 million resulting from higher average interest rates on the portfolio mortgage debt in 2006 as well as lower capitalized interest of $0.1 million in 2006.

Minority interest variance is attributable to the consolidation of our Fund investments.

Income taxes in 2006 relate to income taxes on our share of the gain, through our investment funds, from the sale of certain Mervyns locations during the six months ended June 30, 2006.

Income from discontinued operations represents activity related to properties held for sale in 2006 and properties sold in 2005.

Back to Contents

Funds from Operations

We consider funds from operations (“FFO”) as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) to be an appropriate supplemental disclosure of operating performance for an equity REIT due to its widespread acceptance and use within the REIT and analyst communities. FFO is presented to assist investors in analyzing our performance. It is helpful as it excludes various items included in net income that are not indicative of the operating performance, such as gains (or losses) from sales of depreciated property and depreciation and amortization. However, our method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO does not represent cash generated from operations as defined by GAAP and is not indicative of cash available to fund all cash needs, including distributions. It should not be considered as an alternative to net income for the purpose of evaluating our performance or to cash flows as a measure of liquidity.

Consistent with the NAREIT definition, we define FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of depreciated property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. The reconciliation of net income to FFO for the three and six months ended June 30, 2006 and 2005 is as follows:

(dollars in millions)	Three months ended June 30,		Six months ended June 30,

	2006	2005	2006	2005

Net income	$4.8	$4.3	$9.2	$8.8
Depreciation of real estate and amortization of leasing costs (net of minority interests’ share)
Wholly-owned and consolidated partnerships	5.3	3.4	10.3	7.0
Unconsolidated partnerships	.4	.6	.8	1.2
Income attributable to Minority interest in Operating Partnership (1)	.1	.1	.2	.2
Gain on sale (net of minority share and income taxes)	(.4)	—	(.8)	—

Funds from operations	$10.2	$8.4	$19.7	$17.2

Cash flows provided by (used in):
Operating activities			$24,145	$10,833

Investing activities			$(73,544)	$(62,515)

Financing activities			$13,115	$72,358

Notes:

(1)	Does not include distributions paid to Series A and B Preferred OP Unitholders.

USES OF LIQUIDITY

Our principal uses of liquidity are expected to be for distributions to our shareholders and OP unit holders, debt service and loan repayments, and property investment which include the funding of our joint venture commitments, acquisition, redevelopment, expansion and re-tenanting activities.

Reference is made to Note 1 in the Notes to Consolidated Financial Statements in Part 1, Item 1 in this Form 10-Q for an overview of Funds I and II and Mervyns I and II.

Distributions

In order to qualify as a REIT for Federal income tax purposes, we must currently distribute at least 90% of our taxable income to our shareholders. For the quarter ended June 30, 2006, we paid a quarterly dividend of $0.1850 per Common Share and Common OP Unit on July 14, 2006.

Back to Contents

Fund I and Mervyns I

On January 4, 2006, Fund I recapitalized a one million square foot retail portfolio located in Wilmington Delaware (“Brandywine Portfolio”) through a merger of interests with affiliates of GDC Properties (“GDC”). The Brandywine Portfolio was recapitalized through a “cash-out” merger of the 77.8% interest, which was previously held by the institutional investors in Fund I to GDC at a valuation of $164.0 million. We, through a subsidiary, retained our existing 22.2% interest and continue to operate the Brandywine Portfolio and earn fees for such services. At the closing, the Fund I investors, excluding us, received a return of all of their capital invested in Fund I and preferred return, thus triggering our Promote distribution in all future Fund I distributions. During June of 2006, the investors received $36.0 million of additional proceeds from this transaction following the replacement of bridge financing provided by us and the investors with permanent mortgage financing.

Following the recapitalization of the Brandywine Portfolio, there are 32 assets comprising approximately 2 million square feet remaining in Fund I, in which our interest in cash flow and income has increased from 22.2% to 37.8% as a result of the Promote as follows:

Shopping Center	Location	Year acquired	GLA

New York Region
New York
Tarrytown Shopping Center	Westchester	2004	35,291
Mid-Atlantic Region
South Carolina
Hitchcock Plaza	Aiken	2004	233,886
Pine Log Plaza	Aiken	2004	35,064
Virginia
Haygood Shopping Center	Virginia Beach	2004	165,451
Midwest Region
Ohio
Amherst Marketplace	Cleveland	2002	79,945
Granville Centre	Columbus	2002	134,997
Sheffield Crossing	Cleveland	2002	112,534
Michigan
Sterling Heights Shopping Center	Detroit	2004	154,838
Various Regions
Kroger/Safeway Portfolio	Various	2003	1,018,100

Total			1,970,106

In addition, we, along with the investors have invested in Mervyns as discussed further below.

Fund II and Mervyns II

To date, Fund II’s primary investment focus has been in the New York Urban/Infill Redevelopment Initiative and the Retailer Controlled Property Venture.

Retailer Controlled Property Venture (“RCP Venture”)

On January 27, 2004, along with our investors in Funds I and II, we entered into the RCP Venture with Klaff Realty, L.P. (“Klaff”) and Klaff’s long time capital partner Lubert-Adler Management, Inc. (“Lubert-Adler”) for the purpose of making investments in retailers or surplus or underutilized properties owned by retailers. The initial size of the RCP Venture is expected to be approximately $300.0 million in equity based on anticipated investments of approximately $1.0 billion. Each participant in the RCP Venture has the right to opt out of any potential investment. Each investment through the RCP Venture is a separate joint venture as it potentially involves different investment consortium partners. As of June 30, 2006, affiliates of Funds I and II (including us) have invested a total of $45.8 million in the RCP Venture. Fund II anticipates investing the remaining portion of the original 20% of the equity of the RCP Venture. Cash flow is to be distributed to the partners until they have received a 10% cumulative return and a full return of all contributions. Thereafter, remaining cash flow is to be distributed 20% to Klaff and 80% to the partners (including Klaff). We will also earn market-rate fees for property management, leasing and construction services on behalf of the RCP Venture.

Back to Contents

During September of 2004, we made our first RCP Venture investment with our participation in the acquisition of Mervyns. Affiliates of Fund I and Fund II, through separately organized, newly formed limited liability companies on a non-recourse basis, invested in the acquisition of Mervyns through the RCP Venture, which, as part of an investment consortium with Sun Capital and Cerberus, acquired Mervyns from Target Corporation. The total acquisition price was approximately $1.2 billion subject to debt of approximately $800.0 million. Affiliates of Funds I and II invested a total of $24.6 million on a non-recourse basis. Our share of equity amounted to $5.2 million. During 2005, the consortium sold a portion of the portfolio as well as refinanced existing mortgage debt and distributed cash to the investors, of which a total of $42.7 million was distributed to affiliates of Fund I and Fund II of which our share amounted to $10.2 million. During the six months ended June 30, 2006, the consortium distributed an additional $3.4 million to affiliates of Fund I and Fund II of which $1.0 million was our share.

During June of 2006, the RCP Venture made its second investment with its participation in the acquisition of Albertson’s. Affiliates of Fund II, through the same limited liability companies which were formed for the investment in Mervyns, invested $21.2 million in the acquisition of Albertson’s through the RCP Venture, along with others as part of an investment consortium. Our share of the invested capital was $4.2 million.

New York Urban Infill Redevelopment Initiative

In September of 2004, we, through Fund II, launched our New York Urban Infill Redevelopment initiative. As retailers continue to recognize that many of the nation’s urban markets are underserved from a retail standpoint, Fund II’s intent is to capitalize on this trend by investing in redevelopment projects in dense urban areas where retail tenant demand has effectively surpassed the supply of available sites. During 2004, Fund II, together with an unaffiliated partner, P/A Associates, LLC (“P/A”), formed Acadia-P/A Holding Company, LLC (“Acadia-P/A”) for the purpose of acquiring, constructing, developing, owning, operating, leasing and managing certain retail real estate properties in the New York City metropolitan area. P/A has agreed to invest 10% of required capital up to a maximum of $2.0 million and Fund II, the managing member, has agreed to invest the balance to acquire assets in which Acadia-P/A agrees to invest. Operating cash flow is generally to be distributed pro-rata to Fund II and P/A until each has received a 10% cumulative return and then 60% to Fund II and 40% to P/A. Distributions of net refinancing and net sales proceeds, as defined, follow the distribution of operating cash flow except that unpaid original capital is returned before the 60%/40% split between Fund II and P/A, respectively. Upon the liquidation of the last property investment of Acadia-P/A, to the extent that Fund II has not received an 18% internal rate of return (“IRR”) on all of its capital contributions, P/A is obligated to return a portion of its previous distributions, as defined, until Fund II has received an 18% IRR. To date, Fund II has, in conjunction with P/A, invested in seven projects through Fund II as follows:

				Redevelopment ($ in millions)

Property	Location	Year acquired	Purchase price	Anticipated additional costs	Estimated completion	Square feet upon completion

Liberty Avenue (1)	Queens	2005	$—	$15.0	1st half 2007	125,000
216th Street	Manhattan	2005	7.0	17.0	1st half 2007	60,000
Pelham Manor Shopping Center (1)	Westchester	2004	—	35.0	1st half 2008	325,000
Canarsie Plaza (2)	Brooklyn	2006	—	55.0	2nd half 2008	300,000
161st Street	Bronx	2005	49.0	21.0	2nd half 2008	225,000
400 East Fordham Road	Bronx	2004	30.0	70.0	1st half 2009	270,000
4650 Broadway	Manhattan	2005	25.0	30.0	2nd half 2009	175,000

Total			$111.0	$243.0		1,480,000

Notes:

(1)	Fund II acquired a ground lease interest at this property.
(2)	Closing is anticipated in 2006, although such closing cannot be assured.

Other Investments

During January 2006, we closed on a 20,000 square foot retail building in the Lincoln Park district in Chicago. The property was acquired from an affiliate of Klaff for $9.8 million. Tenants include Starbucks, Nine West, Vitamin Shoppe, The Body Shop, Papyrus and Cold Stone Creamery.

Also during January 2006, we acquired a 60% interest in the A&P Shopping Plaza located in Boonton, New Jersey. The property, which is 100% occupied and located in northeastern New Jersey, is a 63,000 square foot shopping center anchored by a 49,000 square foot A&P Supermarket. The remaining 40% interest is owned by a principal of P/A. Our 60% was acquired for $3.2 million.

Back to Contents

On June 16, 2006, we purchased 8400 and 8625 Germantown Road in Philadelphia, Pennsylvania for $16.0 million. We assumed a $10.1 million first mortgage loan which has a maturity date of June 11, 2013. The 40,570 square foot property is 100% occupied.

In March of 2005, we invested $20.0 million in a preferred equity position (“Preferred Equity Investment”) with Levitz SL, L.L.C. (“Levitz SL”), the owner of fee and leasehold interests in 30 locations (the “Properties”), totaling 2.5 million square feet, of which the majority are currently leased to Levitz Furniture Stores. Klaff is a managing member of Levitz SL. The Preferred Equity Investment received a return of 10%, plus a minimum return of capital of $2.0 million per annum. During March 2006, the rate of return was reset to the six-month LIBOR plus 644 basis points or 11.5%.

On June 1, 2006, we converted the Preferred Equity Investment to a mortgage loan and advanced additional proceeds bringing the total outstanding amount to $31.3 million. The loan has a maturity date of May 31, 2008 and has an interest rate of 10.5%. The loan is secured by fee and leasehold mortgages as well as a pledge of the entities owning 19 of the above remaining locations totaling 1.8 million square feet. Although Levitz Furniture is currently operating under Chapter 11 bankruptcy protection, we believe the underlying value of the real estate is sufficient to recover the principal and interest due under the mortgage.

Property Development, Redevelopment and Expansion

Our redevelopment program focuses on selecting well-located neighborhood and community shopping centers and creating significant value through re-tenanting and property redevelopment. During the six months ended June 30, 2006, we did not undertake any significant redevelopment projects within our core portfolio.

Additionally, for the year ending December 31, 2006, we currently estimate that capital outlays of approximately $5.0 million to $7.0 million will be required for tenant improvements, related renovations and other property improvements.

Share Repurchase

The repurchase of our Common Shares has historically been an additional use of liquidity. We have an existing share repurchase program that authorizes management, at its discretion, to repurchase up to $20.0 million of our outstanding Common Shares. Through May 5, 2006, we had repurchased 2.1 million Common Shares at a total cost of $11.7 million of which 2.0 million of these Common Shares have been subsequently reissued. The program may be discontinued or extended at any time and there is no assurance that we will purchase the full amount authorized. There were no Common Shares repurchased by us during the quarter ended June 30, 2006.

SOURCES OF LIQUIDITY

We intend on using the Company and Fund II as the primary vehicles for our future acquisitions, including investments in the RCP Venture and New York Urban/Infill Redevelopment initiative. Sources of capital for funding our joint venture commitments, other property acquisitions, redevelopment, expansion and re-tenanting, as well as future repurchases of Common Shares are expected to be obtained primarily from issuance of public equity or debt instruments, cash on hand, additional debt financings and future sales of existing properties. As of June 30, 2006, we had a total of approximately $43.0 million of additional capacity under our three existing debt facilities, $82.1 million under two existing debt facilities in Fund II, cash and cash equivalents on hand, inclusive of balances in Funds I and II, of $55.1 million. We anticipate that cash flow from operating activities will continue to provide adequate capital for all of our debt service payments, recurring capital expenditures and REIT distribution requirements.

Financing

At June 30, 2006, mortgage notes payable aggregated $361.9 million, including net valuation adjustment of debt at date of acquisition of $2.3 million, and were collateralized by 33 properties and related tenant leases. Interest rates on our outstanding mortgage indebtedness ranged from 5.0% to 8.5% with maturities that ranged from July 2007 to November 2032. Taking into consideration $91.4 million of notional principal under variable to fixed-rate swap agreements currently in effect, $303.7 million of the portfolio, or 84%, was fixed at a 5.8% weighted average interest rate and $55.9 million, or 16% was floating at a 6.8% weighted average interest rate. There is $0 and $54.9 million of debt scheduled to mature in 2006 and 2007, respectively, at weighted average interest rates of 6.3% for 2007. We will need to refinance this indebtedness or select other alternatives based on market conditions at that time.

The following summarizes the financing and refinancing transactions since December 31, 2005:

On January 12, 2006, in conjunction with the purchase of a property, we assumed a loan of $3.8 million which bears interest at a fixed rate of 8.5%.

On January 18, 2006, we drew an additional $1.8 million on an existing credit facility. On April 21, 2006, we paid down $15.0 million on this existing credit facility. On June 1, 2006, we drew an additional $19.2 million on this facility. On June 22, 2006 we paid off the entire existing balance of $30.4 million .

Back to Contents

On January 24, 2006, in conjunction with the purchase of a partnership interest, we assumed a loan of $8.7 million which bears interest at a fixed rate of 6.4%.

On February 22, 2006, we financed a property within its existing portfolio for $20.5 million. This loan bears interest at a fixed rate of 5.4%. A portion of the proceeds were used to pay down $10.9 million on an existing credit facility.

On March 27, 2006, we refinanced a property for $30.0 million. This loan bears interest at LIBOR plus 140 basis points. A portion of the proceeds were used to pay down the existing $12.1 million of debt on this property.

On May 31, 2006, we borrowed an additional $13.0 million on an existing $65.0 million revolving credit facility. This additional draw was repaid on June 30, 2006. The remaining existing balance as of June 30, 2006 is $22.0 million.

On June 16, 2006, in conjunction with the purchase of a property, we assumed a loan of $10.1 million which bears interest at a fixed rate of 5.45%.

The following table summarizes our mortgage indebtedness as of June 30, 2006 and December 31, 2005:

(dollars in millions)	June 30, 2006	December 31, 2005	Interest Rate at June 30, 2006	Maturity	Properties Encumbered	Payment Terms

Mortgage notes payable – variable-rate
Bank of America, N.A.	$22.0	$22.0	6.65% (LIBOR + 1.30% )	6/1/2010	(1)	(29)
Washington Mutual Bank, FA	23.4	23.7	6.85% (LIBOR + 1.50% )	4/1/2011	(2)	(28)
Bank of America, N.A.	33.6	44.5	6.75% (LIBOR + 1.40% )	6/29/2012	(3)	(31)
Bank of America, N.A.	10.0	10.0	6.75% (LIBOR + 1.40% )	6/29/2012	(4)	(28)
RBS Greenwich Capital	30.0	—	6.75% (LIBOR + 1.40% )	4/1/2008	(5)	(29)
Bank of America, N.A.	4.9	4.9	6.60% (LIBOR + 1.25% )	12/31/2008	(6)	(29)
JP Morgan Chase.	5.5	5.6	7.35% (LIBOR + 2.00% )	10/5/2007	(7)	(28)
Bank of China, New York Branch	18.0	18.0	7.10% (LIBOR + 1.75% )	11/1/2007	(8)	(29)
Bank of America, N.A.	0	24.4	6.10% (LIBOR + 1.75% )	3/1/2008	(9)	(29)
Bank of America, N.A.	—	12.1	6.07% (LIBOR + 1.50% )	2/1/2006	(5)	(29)
Interest rate swaps	(91.4)	(92.4)

Total variable-rate debt	56.0	72.8

Mortgage notes payable – fixed-rate
Sun America Life Insurance Company	12.8	12.9	6.46%	7/1/2007	(10)	(28)
Bank of America, N.A.	15.8	15.9	7.55%	1/1/2011	(11)	(28)
RBS Greenwich Capital	15.8	15.9	5.19%	6/1/2013	(12)	(32)
RBS Greenwich Capital	15.0	15.0	5.64%	9/6/2014	(13)	(33)
RBS Greenwich Capital	17.6	17.6	4.98%	9/6/2015	(14)	(34)
RBS Greenwich Capital	12.5	12.5	5.12%	11/6/2015	(15)	(35)
Bear Stearns Commercial	34.6	34.6	5.53%	1/1/2016	(16)	(36)
Bear Stearns Commercial	20.5	—	5.44%	3/1/2016	(17)	(29)
LaSalle Bank, N.A.	3.8	—	8.50%	4/11/2028	(18)	(28)
GMAC Commercial	8.6	—	6.40%	11/1/2032	(19)	(28)
Column Financial, Inc.	10.1	—	5.45%	6/11/2013	(20)	(28)
Bank of China	19.0	19.0	5.26%	9/1/2007	(21)	(29)
Cortlandt Deposit Corp	7.4	9.9	6.62%	2/1/2009	(22)	(37)
Cortlandt Deposit Corp	7.3	9.8	6.51%	1/15/2009	(23)	(37)
The Ohio National Life Insurance Co.	4.6	4.7	8.20%	6/1/2022	(24)	(28)
Canada Life Insurance Company	6.8	6.9	8.00%	1/1/2023	(25)	(28)
UBS Warburg Real Estate	—	30.0	4.69%	2/11/2008	(26)	(29)
UBS Warburg Real Estate	—	21.0	7.01%	7/11/2012	(26)	(28)
UBS Warburg Real Estate	—	16.0	7.32%	6/11/2012	(27)	(28)
Interest rate swaps	91.4	92.4	5.77%	(38)

Total fixed-rate debt	303.6	334.1

Total fixed and variable debt	359.6	406.9
Valuation of debt at date of acquisition, net of amortization	2.3	4.1

Total	$361.9	$411.0

Back to Contents

Notes:
(1)	Bloomfield Town Square
Walnut Hill Plaza
Hobson West Plaza
Marketplace of Absecon
Village Apartments
$22,000 is outstanding under this $65,000 revolving facility
(2)	Ledgewood Mall
(3)	Abington Towne Center
Branch Shopping Center
Methuen Shopping Center
Town Line Plaza
(4)	Smithtown Shopping Center
(5)	244-268 161st Street
(6)	216th Street
(7)	Granville Center
(8)	400 East Fordham Road
(9)	Acadia Strategic Acquisition Fund II, LLC
(10)	Merrillville Plaza
(11)	GHT Apartments/Colony Apartments
(12)	239 Greenwich Avenue
(13)	New Loudon Center
(14)	Crescent Plaza
(15)	Pacesetter Park Shopping Center
(16)	Elmwood Park Shopping Center
(17)	Gateway Shopping Center
(18)	Clark-Diversey
(19)	Boonton
(20)	Chestnut Hill
(21)	Sherman Avenue
(22)	Kroger Portfolio
(23)	Safeway Portfolio
(24)	Amherst Marketplace
(25)	Sheffield Crossing
(26)	Brandywine Town Center
(27)	Market Square Shopping Center
(28)	Monthly principal and interest.
(29)	Interest only monthly.
(30)	Interest only monthly until fully drawn; monthly principal and interest thereafter.
(31)	Annual principal and monthly interest.
(32)	Interest only monthly until 5/05; monthly principal and interest thereafter.
(33)	Interest only monthly until 9/06; monthly principal and interest thereafter.
(34)	Interest only monthly until 9/10; monthly principal and interest thereafter.
(35)	Interest only monthly until 11/08; monthly principal and interest thereafter.
(36)	Interest only monthly until 1/10; monthly principal and interest thereafter.
(37)	Annual principal and interest payments.
(38)	Maturing between 10/1/08 and 1/1/11.

Financing – Investments

During June of 2006, we and GDC refinanced the Brandywine Portfolio for $166.2 million. Of the proceeds, $30.0 million were used to repay existing mortgage debt, $18.2 million to repay our bridge financing, $45.3 million to repay bridge financing from the other Fund I investors and $72.0 million distributed to us and GDC. Including the repayment of our bridge financing with interest, our distribution from this financing totaled $34.2 million.

Back to Contents

Asset Sales

Historically, asset sales have been an additional source of our liquidity. We continually review our portfolio to identify non-core assets. We are marketing the Soundview Marketplace and Bradford Towne Centre for sale. We intend to defer the entire taxable gain which will be realized from these transactions by utilizing the provisions of Section 1031 of the Internal Revenue Code of 1986, as amended. If we are unable to defer such gain, it is possible we would either distribute part or all of the gain to our shareholders.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

At June 30, 2006, maturities on our mortgage notes ranged from July 2007 to November 2032. In addition, we have non-cancelable ground leases at five of our shopping centers. We also lease space for our White Plains corporate office for a term expiring in 2010. The following table summarizes our debt maturities and obligations under non-cancelable operating leases of June 30, 2006:

	Payments due by period

(dollars in millions)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years

Future debt maturities	$359.6	$1.3	$104.3	$49.7	$204.3
Interest obligations on debt	128.5	11.1	39.5	29.7	48.2
Operating lease obligations	22.9	1.1	3.0	2.9	15.9

Total	$511.0	$13.5	$146.8	$82.3	$268.4

OFF BALANCE SHEET ARRANGEMENTS

We have investments in the following joint ventures for the purpose of investing in operating properties. We account for these investments using the equity method of accounting as we have a non-controlling interest. As such, our financial statements reflect our share of income from but not the assets and liabilities of these joint ventures.

We own a 49% interest in Crossroads. Our pro rata share of Crossroads mortgage debt as of June 30, 2006 was $31.4 million. This fixed-rate debt bears interest at 5.4% and matures in December 2014.

We own a 22.2% investment in various entities which own the Brandywine Portfolio. Our pro-rata share of Brandywine debt as of June 30, 2006, was $36.9 million with a fixed interest rate of 5.99%. These loans mature on July 1, 2016.

We also have 50% interests in two Fund I investments of which our pro-rata share of mortgage debt (also net of the Fund I minority interest share) as of June 30, 2006, was $2.6 million with a weighted average interest rate of 6.99%. Both of these loans mature during August 2010.

HISTORICAL CASH FLOW

The following discussion of historical cash flow compares our cash flow for the six months ended June 30, 2006 (“2006”) with our cash flow for the six months ended June 30, 2005 (“2005”).

Cash and cash equivalents were $55.1 million and $36.7 million at June 30, 2006 and 2005, respectively. The increase of $18.4 million was a result of the following increases and decreases in cash flows:

	Six months ended June 30,

(dollars in millions)	2006	2005	Change

Net cash provided by operating activities	$24.1	$10.8	$13.3
Net cash used in investing activities	$(73.5)	$(62.5)	$(11.0)
Net cash provided by financing activities	$13.1	$72.4	$(59.3)

Back to Contents

The variance in net cash provided by operating activities resulted from an increase of $4.6 million in operating income in 2006, after adjustments for non-cash expenses, which was primarily due to those factors discussed within Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations. In addition, a net increase in cash of $8.7 million resulted from changes in operating assets and liabilities.

The increase in net cash used in investing activities was primarily the result of the $21.2 million investment in Albertson’s during 2006 and a $17.6 million increase in cash used for real estate acquisitions, development and tenant installations during 2006. These decreases were offset by a $26.3 million of additional return of capital from unconsolidated partnerships in 2006, primarily from our investment in the Brandywine Portfolio.

The increase in net cash used in financing activities resulted primarily from $34.2 million of distributions to minority interests in partially owned affiliates in 2006, primarily relating to the Mervyns investment, and $26.4 million of additional cash used for the net repayment of debt in 2006.

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

Currently, we manage our exposure to fluctuations in interest rates primarily through the use of fixed-rate debt and interest rate swap agreements. We are a party to current and forward-starting interest rate swap and cap transactions to hedge our exposure to changes in LIBOR with respect to $91.4 million, $24.5 million and $30.0 million of notional principal, respectively.

The following table sets forth information as of June 30, 2006 concerning our long-term debt obligations, including principal cash flows by scheduled maturity and weighted average interest rates of maturing amounts:

Consolidated mortgage debt:

(dollars in millions)

Year	Scheduled Amortization	Maturities	Total	Weighted average interest rate

2006	$1.3	$—	$1.3	n/a
2007	7.3	54.9	62.2	6.34%
2008	7.2	34.9	42.1	6.73%
2009	7.4	—	7.4	n/a
2010	5.6	36.7	42.3	7.01%
Thereafter	38.2	166.1	204.3	5.87%

	$67.0	$292.6	$359.6

Mortgage debt in unconsolidated partnerships (at our pro rata share):

(dollars in millions)

Year	Scheduled amortization	Maturities	Total	Weighted average interest rate

2006	$—	$—	$—	n/a
2007	0.4	—	0.4	n/a
2008	0.4	—	0.4	n/a
2009	0.5	—	0.5	n/a
2010	0.5	2.5	3.0	6.99%
Thereafter	2.2	64.3	66.5	5.84%

	$4.0	$66.8	$70.8

Of our total outstanding debt, $54.9 million will become due in 2007. As we intend on refinancing some or all of such debt at the then-existing market interest rates which may be greater than the current interest rate, our interest expense would increase by approximately $0.5 million annually if the interest rate on the refinanced debt increased by 100 basis points. Interest expense on our variable debt as of June 30, 2006 would increase by $0.6 million for a 100 basis point increase in LIBOR on our $56.0 million of floating rate debt after taking into account the effect of interest rate swaps which hedge such debt. We may seek additional variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, we would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.

Back to Contents

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as amended as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

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

There have been no material changes in risk factors beyond those previously disclosed in the Company’s filed Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

On May 15, 2006, we held our annual meeting of shareholders. The shareholders voted, in person or by proxy for the following proposals. The results of the voting are shown below:

Proposal 1 -

Election of Trustees:

	Votes Cast For	Votes Withheld

Kenneth F. Bernstein	28,052,097	267,204
Douglas Crocker II	27,974,566	344,735
Alan S. Forman	27,914,966	404,335
Suzanne M. Hopgood	27,367,472	951,829
Lorrence T. Kellar	27,307,072	1,012,229
Wendy Luscombe	27,974,666	344,635
Lee S. Wielansky	27,436,454	882,847

Proposal 2 -

Approve the 2006 Share Incentive Plan:

Votes Cast For	Votes Against	Abstain

21,298,346	3,958,956	3,830

Proposal 3 -

Approve Amendment to Declaration of Trust to Eliminate the 4% Excess Share Provision:

Votes Cast For	Votes Against	Abstain

25,210,695	46,174	4,263

Back to Contents

Proposal 4 -

The ratification of the appointment of BDO Seidman, LLP as the Independent Registered Public Accounting Firm for the Company for the fiscal year ending December 31, 2006:

Votes Cast For	Votes Against	Abstain

27,184,067	11,253	230

Proposal 5 -

The Adjournment or Postponement of the Annual Meeting, if necessary:

Votes Cast For	Votes Against	Abstain

15,109,530	12,002,928	83,092

Item 5.	Other Information

None

Back to Contents

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

10.8	Agreement of Contribution among Acadia Realty Limited Partnership, Acadia Realty Trust and Klaff Realty, L.P. and Klaff Realty, Limited (18)

10.9	Employment agreement between the Company and Kenneth F. Bernstein (6) (21)

10.11	Amendment to employment agreement between the Company and Kenneth F. Bernstein (18) (21)

10.12	First Amendment to Employment Agreement between the Company and Kenneth Bernstein dated as of January 1, 2001 (12) (21)

10.14	Letter of employment offer between the Company and Michael Nelsen, Sr. Vice President and Chief Financial Officer dated February 19, 2003 (15) (21)

10.15	Severance Agreement between the Company and Joel Braun, Sr. Vice President, dated April 6, 2001 (13) (21)

10.16	Severance Agreement between the Company and Joseph Hogan, Sr. Vice President, dated April 6, 2001 (13) (21)

10.17	Severance Agreement between the Company and Joseph Napolitano, Sr. Vice President dated April 6, 2001 (18) (21)

10.18	Severance Agreement between the Company and Robert Masters, Sr. Vice President and General Counsel dated January 2001 (18) (21)

10.19	Severance Agreement between the Company and Michael Nelsen, Sr. Vice President and Chief Financial Officer dated February 19, 2003 (15) (21)

10.20	Secured Promissory Note between RD Absecon Associates, L.P. and Fleet Bank, N.A. dated February 8, 2000 (7)

10.21	Promissory Note between 239 Greenwich Associates, L.P. and Greenwich Capital Financial Products, Inc. dated May 30, 2003 (18)

10.22	Open-End Mortgage, Assignment of Leases and Rents, and Security Agreement between 239 Greenwich Associates, L.P. and Greenwich Capital Financial Products, Inc. dated May 30, 2003 (18)

10.23	Promissory Note between Merrillville Realty, L.P. and Sun America Life Insurance Company dated July 7, 1999 (7)

10.24	Secured Promissory Note between Acadia Town Line, LLC and Fleet Bank, N.A. dated March 21, 1999 (7)

10.25	Promissory Note between RD Village Associates Limited Partnership and Sun America Life Insurance Company Dated September 21, 1999 (7)

10.26	Amended and Restated Mortgage Note between Port Bay Associates, LLC and Fleet Bank, N.A. dated July 19, 2000 (3)

10.27	Mortgage and Security Agreement between Port Bay Associates, LLC and Fleet Bank, N.A. dated July 19, 2000 (10)

10.28	Mortgage Note between Port Bay Associates, LLC and Fleet Bank, N.A. dated December 1, 2003 (18)

10.29	Mortgage and Security Agreement, and Assignment of Leases and Rents between Port Bay Associates, LLC and Fleet Bank, N.A. dated December 1, 2003 (18)

10.30	Note Modification Agreement between Port Bay Associates, LLC and Fleet Bank, N.A. dated December 1, 2003 (18)

10.31	Amended and Restated Promissory Note between Acadia Realty L.P. and Metropolitan Life Insurance Company for $25.2 million dated October 13, 2000 (10)

10.32	Amended and Restated Mortgage, Security Agreement and Fixture Filing between Acadia Realty L.P. and Metropolitan Life Insurance Company dated October 13, 2000 (10)

10.33	Term Loan Agreement between Acadia Realty L.P. and The Dime Savings Bank of New York, dated March 30, 2000 (10)

10.34	Mortgage Agreement between Acadia Realty L.P. and The Dime Savings Bank of New York, dated March 30, 2000 (10)

10.35	Promissory Note between RD Whitegate Associates, L.P. and Bank of America, N.A. dated December 22, 2000 (10)

10.36	Promissory Note between RD Columbia Associates, L.P. and Bank of America, N.A. dated December 22, 2000 (10)

10.37	Term Loan Agreement dated as of December 28, 2001, among Fleet National Bank and RD Branch Associates, L.P., et al (13)

10.38	Term Loan Agreement dated as of December 21, 2001, among RD Woonsocket Associates Limited Partnership, et al. and The Dime Savings Bank of New York, FSB (13)

10.39	Option Extension of Term Loan as of December 19, 2003 between RD Woonsocket Associates Limited Partnership, et al. and Washington Mutual Bank, FA (18)

10.40	Revolving Loan Promissory Note dated as of November 22, 2002, among RD Elmwood Associates, L.P. and Washington Mutual Bank, FA (15)

10.41	Revolving Loan Agreement dated as of November 22, 2002, among RD Elmwood Associates, L.P. and Washington Mutual Bank, FA (15)

10.42	Mortgage Agreement dated as of November 22, 2002, among RD Elmwood Associates, L.P. and Washington Mutual Bank, FA (15)

10.43	Note Modification Agreement between RD Elmwood Associates, L.P. and Washington Mutual Bank, FA dated December 19, 2003 (18)

10.44	Prospectus Supplement Regarding Options Issued under the Acadia Realty Trust 1999 Share Incentive Plan and 2003 Share Incentive Plan (19) (21)

10.45	Acadia Realty Trust 1999 Share Incentive Plan and 2003 Share Incentive Plan Deferral and Distribution Election Form (19) (21)

10.46	Amended, Restated And Consolidated Promissory Note between Acadia New Loudon, LLC and Greenwich Capital Financial Products, Inc. dated August 13, 2004 (19)

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

Back to Contents

Exhibit No.	Description

10.49	Mortgage Modification Agreement between Fleet National Bank and Acadia Town Line, LLC dated September 30, 2004 (19)

10.49a	Mortgage Modification Agreement between Fleet National Bank and Heathcote Associates, L.P. dated September 30, 2004 (19)

10.49b	Mortgage Modification Agreement between Fleet National Bank and RD Branch Associates dated September 30, 2004 (19)

10.49c	Mortgage Modification Agreement between Fleet National Bank and RD Methuen Associates dated September 30, 2004 (19)

10.49d	Mortgage Modification Agreement between Fleet National Bank and RD Abington Associates Limited Partnership dated September 30, 2004 (19)

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

10.55

Agreement and Plan Of Merger Dated as of December 22, 2005 by and among Acadia Realty Acquisition I, LLC, Ara Btc LLC, ARA MS LLC, ARA BS LLC, ARA BC LLC and ARA BH LLC, Acadia Investors, Inc., AII BTC LLC, AII MS LLC, AII BS LLC, AII BC LLC And AII BH LLC, Samuel Ginsburg 2000 Trust Agreement #1, Martin Ginsburg 2000 Trust Agreement #1, Martin Ginsburg, Samuel Ginsburg and Adam Ginsburg, and GDC SMG, LLC, GDC Beechwood, LLC, Aspen Cove Apartments, LLC and SMG Celebration, LLC (23)

10.56

Amended and Restated Loan Agreement between Acadia Realty Limited Partnership, as lender, and Levitz SL Woodbridge, L.L.C., Levitz SL St. Paul, L.L.C., Levitz SL La Puente, L.L.C., Levitz SL Oxnard, L.L.C., Levitz SL Willowbrook, L.L.C., Levitz SL Northridge, L.L.C., Levitz SL San Leandro, L.L.C., Levitz SL Sacramento, L.L.C., HL Brea, L.L.C., HL Deptford, L.L.C., HL Hayward, L.L.C., HL San Jose, L.L.C., HL Scottsdale, L.L.C., HL Torrance, L.L.C., HL Irvine 1, L.L.C., HL West Covina, L.L.C., HL Glendale, L.L.C. and HL Northridge, L.L.C., each a Delaware limited liability company, Levitz SL Langhorne, L.P. and HL Fairless Hills, L.P., each a Delaware limited partnership (each, together with its permitted successors and assigns, a “Borrower”, and collectively, together with their respective permitted successors and assigns, “Borrowers”), dated June 1, 2006 (24)

10.57

Consent and Assumption Agreement between Thor Chestnut Hill, LP, Thor Chestnut Hill II, LP, Acadia Chestnut, LLC, Acadia Realty Limited Partnership and Wells Fargo Bank, N.A. dated June 9, 2006, original Mortgage and Security Agreement between Thor Chestnut Hill, LP and Thor Chestnut Hill II, LP and Column Financial, Inc. dated June 5, 2003 and original Assignment of Leases and Rents from Thor Chestnut Hill, LP and Thor Chestnut Hill II, LP to Column Financial, Inc. dated June 2003. (24)

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

ACADIA REALTY TRUST

August 9, 2006	/s/ Kenneth F. Bernstein Kenneth F. Bernstein President and Chief Executive Officer (Principal Executive Officer)
August 9, 2006	/s/ Michael Nelsen Michael Nelsen Senior Vice President and Chief Financial Officer (Principal Financial Officer)