Form 10-Q
period 2006-09-30
ACADIA REALTY TRUST
filed 2006-11-09
CIK 899629

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 1-12002

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

YES  NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)

Yes    No

As of November 9, 2006, there were 31,772,952 common shares of beneficial interest, par value $.001 per share, outstanding.

ACADIA REALTY TRUST AND SUBSIDIARIES

Item 6.	Exhibits	39

	Signatures	44

Back to Index

Part I. Financial Information

Item 1. Financial Statements:

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2006	December 31, 2005

	(dollars in thousands)
ASSETS
Real estate
Land	$138,909	$141,320
Buildings and improvements	498,679	564,779
Construction in progress	15,028	3,808

	652,616	709,907
Less: accumulated depreciation	(136,375)	(127,820)

Net real estate	516,241	582,087
Cash and cash equivalents	68,990	90,475
Cash in escrow	7,978	7,789
Restricted cash	549	548
Investments in and advances to unconsolidated affiliates	34,115	17,863
Investment in management contracts, net of accumulated amortization of $2,554 and $1,938, respectively	2,562	3,178
Preferred equity investment	—	19,000
Rents receivable, net	8,238	13,000
Notes receivable	40,275	15,733
Prepaid expenses	4,121	4,980
Deferred charges, net	28,150	23,739
Acquired lease intangibles	7,523	8,119
Other assets	22,883	15,354
Assets of discontinued operations	38,599	39,726

	$780,224	$841,591

LIABILITIES AND SHAREHOLDERS’ EQUITY
Mortgage notes payable	$388,504	$411,000
Accounts payable and accrued expenses	9,593	18,302
Dividends and distributions payable	6,161	6,088
Share of distributions in excess of share of income and investment in unconsolidated affiliates	21,338	10,315
Other liabilities	6,462	13,955
Liabilities of discontinued operations	15,083	15,064

Total liabilities	447,141	474,724

Minority interest in operating partnership	8,299	9,204
Minority interests in partially-owned affiliates	104,533	137,087

Total minority interests	112,832	146,291

Shareholders’ equity
Common shares	31	31
Additional paid-in capital	222,371	223,198
Accumulated other comprehensive income (loss)	490	(12)
Deficit	(2,641)	(2,641)

Total shareholders’ equity	220,251	220,576

	$780,224	$841,591

See accompanying notes

Back to Index

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(unaudited)

	Three months ended September 30,		Nine months ended September 30,

	2006	2005	2006	2005

	(dollars in thousands, except per share amounts)
Revenues
Minimum rents	$17,079	$20,212	$51,377	$56,964
Percentage rents	677	978	988	1,329
Expense reimbursements	3,896	3,332	11,146	10,921
Other property income	367	1,175	823	1,680
Management fee income	1,773	888	4,254	2,445
Interest income	2,324	1,233	5,977	2,553

Total revenues	26,116	27,818	74,565	75,892

Operating expenses
Property operating	3,793	3,833	11,138	12,965
Real estate taxes	2,732	2,769	7,786	7,453
General and administrative	5,786	3,583	15,872	10,519
Depreciation and amortization	6,449	6,940	19,015	19,123

Total operating expenses	18,760	17,125	53,811	50,060

Operating income	7,356	10,693	20,754	25,832
Equity in (losses) earnings of unconsolidated affiliates	(2,878)	18,528	4,261	18,915
Interest expense	(5,584)	(5,146)	(16,423)	(13,432)
Minority interests	4,216	(15,734)	3,471	(14,476)

Income from continuing operations before income taxes	3,110	8,341	12,063	16,839
Income taxes	638	(1,627)	(174)	(1,627)

Income from continuing operations	3,748	6,714	11,889	15,212

Back to Index

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(unaudited)

	Three months ended September 30,		Nine months ended September 30,

	2006	2005	2006	2005

	(dollars in thousands, except per share amounts)
Discontinued operations
Operating income from discontinued operations	$381	$571	$1,462	$1,635
Impairment of real estate	—	—	—	(770)
Loss on sale of real estate	—	(50)	—	(50)
Minority interest	(7)	(10)	(28)	(12)

Income from discontinued operations	374	511	1,434	803

Net income	$4,122	$7,225	$13,323	$16,015

Basic earnings per share
Income from continuing operations	$0.12	$0.21	$0.37	$0.47
Income from discontinued operations	0.01	0.02	0.04	0.03

Basic earnings per share	$0.13	$0.23	$0.41	$0.50

Diluted earnings per share
Income from continuing operations	$0.12	$0.20	$0.37	$0.47
Income from discontinued operations	0.01	0.02	0.04	0.03

Diluted earnings per share	$0.13	$0.22	$0.41	$0.50

See accompanying notes

Back to Index

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(unaudited)

	September 30, 2006	September 30, 2005

	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,323	$16,015
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	20,376	18,577
Minority interests	(3,443)	14,488
Equity in earnings of unconsolidated affiliates	(4,261)	(18,915)
Amortization of derivative settlement included in interest expense	329	329
Distributions of operating income from unconsolidated affiliates	1,708	439
Restricted share compensation	2,994	763
Trustee share compensation	75	—
Changes in assets and liabilities
Restricted cash	(1)	202
Funding of escrows, net	(1,726)	(719)
Rents receivable	2,410	(4,119)
Prepaid expenses	(188)	(3,272)
Other assets	(8,052)	(7,868)
Accounts payable and accrued expenses	(2,333)	(2,409)
Other liabilities	514	7,517

Net cash provided by operating activities	21,725	21,028

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for real estate and improvements	(74,261)	(101,862)
Investments in and advances to unconsolidated affiliates	(23,709)	(2,430)
Return of capital from unconsolidated affiliates	25,557	776
Payments of deferred costs	(7,664)	(10,276)
Advances of notes receivable	(18,890)	(4,862)
Preferred equity investment	19,000	(19,500)

Net cash used in investing activities	(79,967)	(138,154)

Back to Index

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(unaudited)

	September 30, 2006	September 30, 2005

	(dollars in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgages	$(94,249)	$(56,078)
Additional borrowings under mortgage notes	141,673	169,466
Dividends paid	(17,936)	(16,429)
Dividends paid to minority interests	(359)	(312)
Increase in dividend payable	73	79
Distributions to minority interests in partially-owned affiliates	(34,762)	(373)
Preferred distributions on Operating Partnership Units	(187)	—
Contributions from minority interests in partially-owned affiliates	42,628	46,147
Redemption of Operating Partnership Units	(246)	—
Exercise of options	43	344
Common Shares issued under Employee Stock Purchase Plan	79	76

Net cash provided by financing activities	36,757	142,920
(Decrease) increase in cash and cash equivalents	(21,485)	25,794
Cash and cash equivalents, beginning of period	90,475	16,043

Cash and cash equivalents, end of period	$68,990	$41,837

Supplemental disclosure of cash flow information
Cash paid for interest	$17,325	$14,891

Supplemental disclosure of non-cash investing and financing activities
Acquisition of management contract rights through the issuance of Preferred Operating Partnership Units	$—	$4,000

Increase in share of distributions in excess of share of income and investment in unconsolidated affiliates as a result of the Brandywine recapitalization (Note 2)	$10,428	$—

See accompanying notes

Back to Index

ACADIA REALTY TRUST

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	THE COMPANY

Acadia Realty Trust (the “Company”) is a fully integrated and self-managed real estate investment trust (“REIT”) focused primarily on the ownership, acquisition, redevelopment and management of neighborhood and community shopping centers.

All of the Company’s assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership (the “Operating Partnership” or “OP”) and partnerships in which the OP owns a controlling interest. As of September 30, 2006, the Company controlled 98% of the Operating Partnership as the sole general partner.

In 2001, the Company formed a partnership, Acadia Strategic Opportunity Fund I, LP (“Fund I”), and in 2004 formed a limited liability company, Acadia Mervyn I, LLC (“Mervyns I”), with four institutional investors. The Company committed a total of $20.0 million to Fund I and Mervyns I, and the four institutional shareholders committed $70.0 million, for the purpose of acquiring a total of approximately $300.0 million in investments. As of September 30, 2006, the Company has contributed $16.2 million to Fund I and $2.7 million to Mervyns I.

The Company is the sole general partner of Fund I and managing member of Mervyns I, with a 22.2% interest in both Fund I and Mervyns I and is also entitled to a profit participation in excess of its invested capital based on certain investment return thresholds. Decisions made by the general partner, as it relates to purchasing, financing, and disposition of properties, are subject to the unanimous disapproval of the Advisory Committee of Fund I, which is comprised of representatives from each of the four institutional investors. Cash flow is distributed pro-rata to the partners (including the Company) until they receive a 9% cumulative return, and the return of all capital contributions. Thereafter, remaining cash flow will be distributed 80% to the partners (including the Company) and 20% to the Company as a carried interest (“Promote”). Through December 31, 2005, the Company also earned a fee for asset management services equal to 1.5% of the allocated equity in the remaining Fund I assets, as well as market-rate fees for property management, leasing and construction services. Effective January 1, 2006, the Company converted the asset and property management fees to priority distributions of the same amount as the fees, which entitles the Company to a special allocation of income equal to the amount of the priority distribution. Thereafter, cash flow is distributed as previously mentioned and the Company continues to earn market-rate leasing and construction fees. Following the recapitalization of the Brandywine Portfolio in January 2006, all capital contributions and the required 9% cumulative preferred return were distributed to the institutional investors. Accordingly, the Company is now entitled to a Promote on all future earnings and distributions.

In June 2004, the Company formed a limited liability company, Acadia Strategic Opportunity Fund II, LLC (“Fund II”), and in August 2004 formed another limited liability company, Mervyn II, LLC (“Mervyns II”), with the investors from Fund I as well as two additional institutional investors. With $300.0 million of committed discretionary capital, Fund II and Mervyns II expect to be able to acquire up to $900.0 million of investments on a leveraged basis. The Company’s share of committed capital is $60.0 million. The Company is the sole managing member with a 20% interest in both Fund II and Mervyns II and is also entitled to a profit participation in excess of its invested capital based on certain investment return thresholds. The terms and structure of Fund II are substantially the same as Fund I with the exception that the preferred return is 8%. As of September 30, 2006, the Company has contributed $16.5 million to Fund II and $6.9 million to Mervyns II.

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

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. For further information refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

On January 4, 2006, Fund I recapitalized its investment in a one million square foot shopping center portfolio located in Wilmington, Delaware (“Brandywine Portfolio”). The recapitalization was effected through the conversion of the 77.8% interest which was previously held by the institutional investors in Fund I to affiliates of GDC Properties (“GDC”) through a merger of interests in exchange for cash. The Company has retained its existing 22.2% interest in the Brandywine Portfolio in partnership with GDC and continues to operate the portfolio and earn fees for such services.

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

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This Bulletin provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The guidance in this Bulletin must be applied to financial reports covering the first fiscal year ending after November 15, 2006. The Company is currently evaluating the guidance in this Bulletin.

Also in September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value Measurements.” This SFAS defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies to accounting pronouncements that require or permit fair value measurements, except for share-based payments transactions under SFAS No. 123. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. As SFAS No. 157 does not require any new fair value measurements or remeasurements of previously computed fair values, the Company does not believe adoption of this Statement will have a material effect on its financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of SFAS No. 109.” This Interpretation defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect of this Interpretation.

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

	Three months ended September 30,		Nine months ended September 30,

	2006	2005	2006	2005

	(dollars in thousands, except per share amounts)
Numerator
Income from continuing operations – basic and diluted	$3,748	$6,714	$11,889	$15,212

Denominator
Weighted average shares – basic earnings per share	32,513	32,009	32,497	31,925
Effect of dilutive securities
Employee stock options	323	697	308	262

Denominator for diluted earnings per share	32,836	32,706	32,805	32,187

Basic earnings per share from continuing operations	$0.12	0.21	$0.37	$0.47

Diluted earnings per share from continuing operations	$0.12	$0.20	$0.37	$0.47

The effect of the conversion of common units in the Operating Partnership (“Common OP Units”) is not reflected in the above table as they are exchangeable for Common Shares on a one-for-one basis. The income allocable to such units is allocated on this same basis and reflected as minority interest in the accompanying consolidated financial statements. As such, the assumed conversion of these units would have no net impact on the determination of diluted earnings per share. The effect of the conversion of Series A and B Preferred OP Units (“Preferred OP Units”) which would result in 337,079 additional Common Shares for both the three and nine months ended September 30, 2006 and 429,879 and 491,746 for the three and nine months ended September 30, 2005, respectively, is not reflected in the above table as such conversions would be anti-dilutive.

Back to Index

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	COMPREHENSIVE INCOME

The following table sets forth comprehensive income for the three and nine months ended September 30, 2006 and 2005:

	Three months ended September 30,		Nine months ended September 30,

	2006	2005	2006	2005

	(dollars in thousands)
Net income	$4,122	$7,225	$13,323	$16,015
Other comprehensive (loss) income (1)	(1,371)	1,795	502	2,418

Comprehensive income	$2,751	$9,020	$13,825	$18,433

Notes:

(1)	Relates to the changes in the fair value of derivative instruments accounted for as cash flow hedges.

Accumulated other comprehensive income (loss)
(dollars in thousands)
Balance at December 31, 2005	$(12)
Unrealized gain on valuation of swap and cap agreements	502

Balance at September 30, 2006	$490

As of September 30, 2006 the balance in accumulated other comprehensive income was comprised of unrealized gains on the valuation of current swap and cap agreements.

Back to Index

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	SHAREHOLDERS’ EQUITY AND MINORITY INTERESTS

The following table summarizes the change in the shareholders’ equity and minority interests since December 31, 2005:

	Shareholders’ Equity	Minority Interest in Operating Partnership	Minority Interest in partially- owned Affiliates

	(dollars in thousands)
Balance at December 31, 2005	$220,576	$9,204	$137,087
Dividends and distributions declared of $0.56 per Common Share and Common OP Unit	(17,936)	(359)	—
Net income (loss) for the period January 1 through September 30, 2006	13,323	287	(3,730)
Distributions paid	—	—	(71,266)
Conversion of Series A Preferred OP Units	696	(696)	—
Acquisition of partnership interest	—	—	2,246
Other comprehensive income – unrealized gain on valuation of swap agreements	172	9	—
Other comprehensive income – adjustment of swap value included in net income	330	—	—
Employee stock-based compensation	3,072	—	—
Exercise of options	43	—	—
Redemption of 11,105 Restricted Common OP Units	(101)	(146)	—
Issuance of common stock to trustees	76	—	—
Minority Interest contributions	—	—	40,196

Balance at September 30, 2006	$220,251	$8,299	$104,533

Notes:

Minority interest in the Operating Partnership represents (i) the limited partners’ interest of 642,272 and 653,360 Common OP Units at September 30, 2006 and December 31, 2005, respectively, (ii) 188 and 884 Series A Preferred OP Units at September 30, 2006 and December 31, 2005, respectively, with a nominal value of $1,000 per unit, which are entitled to a preferred quarterly distribution of the greater of (a) $22.50 per unit (9% annually) per Series A Preferred OP Unit or (b) the quarterly distribution attributable to a Series A Preferred OP Unit if such unit were converted into a Common OP Unit, and (iii) 4,000 Series B Preferred OP Units at September 30, 2006 and December 31, 2005, respectively, with a nominal value of $1,000 per unit, which are entitled to a preferred quarterly distribution of the greater of (a) $13.00 (5.2% annually) per unit or (b) the quarterly distribution attributable to a Series B Preferred OP Unit if such unit were converted into a Common OP Unit.

During the first quarter of 2006, holders of 696 Series A Preferred OP Units converted these into Common OP Units and ultimately into Common Shares.

During the second quarter of 2006, the Company redeemed for cash, 11,105 Restricted Common OP Units issued during July 2005 in connection with the purchase of 4343 Amboy Road.

Minority interests in partially-owned affiliates represent third-party interests. During January 2006, Fund I recapitalized the Brandywine Portfolio, and as a result, $36.1 million was distributed to the institutional investors in Fund I. During the nine months ended September 30, 2006, minority interests in Fund I, Mervyns I and Mervyns II received distributions of $0.2 million, $16.5 million and $18.5 million, respectively. Also during the nine months ended September 30, 2006, minority interests in Fund II and Mervyns II made contributions of $22.5 million and $17.8 million, respectively. During January 2006, the Company acquired a 60% interest in the A&P Shopping Plaza located in Boonton, New Jersey, as discussed in Note 6. The remaining 40% interest is owned by a third party and is reflected as minority interest in the accompanying Consolidated Balance Sheet as of September 30, 2006.

Back to Index

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	PROPERTY ACQUISITIONS

On January 12, 2006, the Company closed on a 19,265 square foot retail building in the Lincoln Park district in Chicago. The property was acquired from an affiliate of Klaff (Note 7) for a purchase price of $9.9 million, including the assumption of existing mortgage debt in the principal amount of $3.8 million.

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

On September 21, 2006, the Company purchased 2914 Third Avenue in the Bronx, New York for $18.5 million. The 41,305 square foot property is 100% occupied.

7.	INVESTMENTS

A. Investments In and Advances to Unconsolidated Affiliates

	September 30, 2006				December 31, 2005

	Mervyns (1)	Brandywine Portfolio	Other Investments	Total	Total

	(dollars in thousands)
Balance Sheets
Assets
Rental property, net	$—	$125,834	$53,900	$179,734	$165,024
Investment in unconsolidated affiliates	383,470	—	—	383,470	9,401
Other assets	—	10,244	12,869	23,113	17,181

Total assets	$383,470	$136,078	$66,769	$586,317	$191,606

Liabilities and partners’ equity
Mortgage note payable	$—	$166,200	$91,884	$258,084	$150,462
Other liabilities	—	14,413	9,701	24,114	54,544
Partners equity (deficit)	383,470	(44,535)	(34,816)	304,119	(13,400)

Total liabilities and partners’ equity	$383,470	$136,078	$66,769	$586,317	$191,606

Company’s investment in unconsolidated affiliates	$22,953	$—	$11,162	$34,115	$17,863

Share of distributions in excess of share of income and investment in unconsolidated affiliates	$—	$(10,431)	$(10,907)	$(21,338)	$(10,315)

(1)	Represents the Company’s investment in unconsolidated affiliates through its RCP Venture investments.

Back to Index

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	INVESTMENTS (continued)

	Three Months Ended

	September 30, 2006				September 30, 2005 (2)

	Mervyns (1)	Brandywine Portfolio	Other Investments	Total	Total

	(dollars in thousands)
Statements of Operations
Total revenue	$—	$4,765	$3,442	$8,207	$3,683
Operating and other expenses	—	1,262	1,307	2,569	2,533
Interest expense	—	2,546	1,362	3,908	1,254
Equity in earnings of affiliates	(30,533)	—	—	(30,533)	175,867
Depreciation and amortization	—	706	514	1,220	523

Net (loss) income	$(30,533)	$251	$259	$(30,023)	$175,240

Company’s share of net (loss) income	$(3,116)	$83	$155	$(2,878)	$18,528

	Nine Months Ended

	September 30, 2006				September 30, 2005 (2)

	Mervyns (1)	Brandywine Portfolio	Other Investments	Total	Total

	(dollars in thousands)
Statements of Operations
Total revenue	$—	$13,870	$10,256	$24,126	$9,036
Operating and other expenses	—	3,621	3,862	7,483	4,017
Interest expense	—	9,520	3,813	13,333	3,438
Equity in earnings of affiliates	24,881	—	—	24,881	175,867
Depreciation and amortization	—	2,214	1,354	3,568	843

Net income (loss)	$24,881	$(1,485)	$1,227	$24,623	$176,605

Company’s share of net income	$2,614	$1,074	$573	$4,261	$18,915

(1)	Represents the Company’s investment in unconsolidated affiliates through its RCP Venture investments.
(2)	The Brandywine Portfolio was consolidated with Fund I for the three and nine months ended September 30, 2005.

Back to Index

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	INVESTMENTS (continued)

Retailer Controlled Property Venture

On January 27, 2004, the Company entered into the Retailer Controlled Property Venture (“RCP Venture”) with Klaff Realty, L.P. (“Klaff”) and Klaff’s long-time capital partner Lubert-Adler Management, Inc. (“Lubert-Adler”) for the purpose of making investments in surplus or underutilized properties owned by retailers. On September 2, 2004, affiliates of Fund I and Fund II, through separately organized, newly formed limited liability companies on a non-recourse basis, invested in the acquisition of Mervyns through the RCP Venture, which, as part of an investment consortium of Sun Capital and Cerebus, acquired Mervyns from Target Corporation. The total acquisition price was $1.2 billion, with such affiliates’ combined $24.6 million share of the investment divided equally between them. The Company’s share of the Mervyns investment totaled $5.2 million. For the nine months ended September 30, 2006, the Company’s share of net income from the investments made through the RCP Venture amounted to $2.6 million.

During 2006, the RCP Venture made its second investment with its participation in the acquisition of Albertson’s. Affiliates of Fund II, through the same limited liability companies which were formed for the investment in Mervyns, invested $22.2 million in the acquisition of Albertson’s through the RCP Venture, along with others as part of an investment consortium. The Company’s share of the invested capital was $4.4 million.

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

Other Investments

Fund I Investments

Fund I has joint ventures with third party investors in the ownership and operation of Hitchcock Plaza, Pine Log Plaza, Sterling Heights Shopping Center, Haygood Shopping Center, and Tarrytown Centre. The Hitchcock Plaza is a 234,000 square foot shopping center located in Aiken, South Carolina. Adjacent to the Hitchcock Plaza is the 35,000 square foot Pine Log Plaza. Sterling Heights Shopping Center, is a 155,000 square foot community shopping center located in Detroit, Michigan. Haygood Shopping Center is a 178,000 square foot center located in Virginia Beach, Virginia. Lastly, the 35,000 square foot Tarrytown Centre is located in Westchester, New York. These properties are accounted for using the equity method of accounting.

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

B. Preferred Equity Investment

In March 2005, the Company invested $20.0 million in a preferred equity position (“Preferred Equity Investment”) with Levitz SL, L.L.C. (“Levitz SL”), the owner of fee and leasehold interests in 30 locations (the “Levitz Properties”) totaling 2.5 million square feet, of which the majority are currently leased to Levitz Furniture Stores. Klaff Realty L.P. (“Klaff”) is a managing member of Levitz SL. The Preferred Equity Investment received a return of 10%, plus a minimum return of capital of $2.0 million per annum. During March 2006, the rate of return was reset to the six-month LIBOR plus 644 basis points or approximately 11.5%. In October 2005, Levitz Furniture filed for bankruptcy under Chapter 11.

In June 2006, the Company converted the Preferred Equity Investment to a mortgage loan in the amount of $31.3 million. The loan has a maturity date of May 31, 2008 and has an interest rate of 10.5%. The loan is secured by fee and leasehold mortgages as well as a pledge of the entities owning 19 of the Levitz Properties totaling 1.8 million square feet. During the third quarter of 2006, Levitz SL sold one of the Levitz Properties located in Northridge, California and used $20.4 million of the proceeds to partially pay down the loan. As of September 30, 2006, the loan balance amounted to $10.9 million and is included in Notes Receivable. Management believes that the underlying value of the real estate is sufficient to recover the mortgage and accordingly, no reserve is required at September 30, 2006.

8.	DERIVATIVE FINANCIAL INSTRUMENTS

The following table summarizes the notional values and fair values of the Company’s derivative financial instruments as of September 30, 2006. The notional value does not represent exposure to credit, interest rate or market risks.

Hedge Type	Notional Value	Interest Rate	Forward Start Date	Interest Maturity	Fair Value

	(dollars in thousands)
Current Interest Rate Swaps
LIBOR Swap	$35,778	4.35%	n/a	1/1/11	$745
LIBOR Swap	20,000	4.53%	n/a	10/1/06	0
LIBOR Swap	14,958	4.32%	n/a	1/1/07	39
LIBOR Swap	11,571	4.11%	n/a	1/1/07	36
LIBOR Swap	8,619	4.47%	n/a	6/1/07	45

	$90,926

Forward-starting Interest Rate Swaps
LIBOR Swap	$4,640	4.71%	10/2/06	1/1/10	29
LIBOR Swap	11,410	4.90%	10/2/06	10/1/11	20
LIBOR Swap	8,434	5.14%	6/1/07	3/1/12	(83)

	$24,484

Interest Rate Caps
LIBOR Cap	$30,000	6.00%	n/a	4/1/08	(19)

Derivatives receivable (1)					$812

(1)	The derivatives receivable is included in Other Assets in the Consolidated Balance Sheets.

Back to Index

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	MORTGAGE LOANS

On January 12, 2006, in conjunction with the purchase of a property, the Company assumed a loan of $3.8 million which bears interest at a fixed rate of 8.5% and matures on April 11, 2028.

On January 18, 2006, the Company drew an additional $1.8 million on an existing credit facility. On April 21, 2006, the Company paid down $15.0 million on this facility. On June 1, 2006, the Company drew an additional $19.2 million on this facility. On June 22, 2006 the entire existing balance of $30.4 million was paid off by the Company.

On January 24, 2006, in conjunction with the purchase of a partnership interest, the Company assumed a loan of $8.6 million which bears interest at a fixed rate of 6.4% and matures on November 1, 2032.

On February 22, 2006, the Company financed a property within its existing portfolio for $20.5 million. This loan bears interest at a fixed rate of 5.4% and matures on March 1, 2016. A portion of the proceeds were used to pay down $10.9 million on an existing credit facility.

On March 27, 2006, the Company refinanced a property for $30.0 million. This loan bears interest at LIBOR plus 140 basis points and matures on April 1, 2008. A portion of the proceeds were used to pay down the existing $12.1 million of debt on this property.

On May 18, 2006, the Company closed on a construction loan for a property up to $12.0 million. This loan bears interest at LIBOR plus 165 basis points and matures on May 18, 2009. Proceeds from this loan will be drawn down as needed and will be used to fund construction work. As of September 30, 2006, the amount outstanding on this loan is $2.5 million.

On May 31, 2006, the Company borrowed an additional $13.0 million on an existing $65.0 million revolving credit facility. This additional draw was repaid on June 30, 2006. The existing balance as of September 30, 2006 is $22.0 million. This loan bears interest at LIBOR plus 130 basis points and matures on June 1, 2010.

On June 16, 2006, in conjunction with the purchase of a property, the Company assumed a loan of $10.1 million which bears interest at a fixed rate of 5.45% and matures on June 11, 2013.

On July 12, 2006, the Company closed on a construction loan for a property for $19.2 million. This loan bears interest at LIBOR plus 125 basis points and matures on December 31, 2008. Proceeds from this loan will be drawn down as needed and will be used to fund construction work. As of September 30, 2006, the amount outstanding on this loan is $6.1 million.

On September 8, 2006, the Company financed a property for $23.5 million. This loan bears interest at a fixed rate of 6.06% and matures on August 29, 2016.

10.	RELATED PARTY TRANSACTIONS

In February 2005, the Company issued $4.0 million of Restricted Common OP Units to Klaff for the balance of certain management contract rights as well as the rights to certain potential future revenue streams.

In June 2006, the Company converted its Preferred Equity Investment with Levitz SL, in which Klaff has an interest, into a mortgage loan (Note 7).

The Company also earns fees in connection with its rights to provide asset management, leasing, disposition, development and construction services for an existing portfolio of retail properties and/or leasehold interests in which Klaff has an interest. Net fees earned by the Company in connection with this portfolio were $1.0 million and $1.8 million for the three months ended September 30, 2006 and 2005, respectively, and $3.0 million and $5.1 million for the nine months ended September 30, 2006 and 2005, respectively. The amount is net of the payment of sub-management fees to Klaff of $0.3 million for the nine months ended September 30, 2005.

Lee Wielansky, the Lead Trustee of the Company, was paid a consulting fee of $25,000 for the three months ended September 30, 2006 and 2005, respectively, and $75,000 for the nine months ended September 30, 2006 and 2005, respectively.

Back to Index

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	SEGMENT REPORTING

The Company has two reportable segments: retail properties and multi-family properties. The accounting policies of the segments are the same as those described in the summary of significant accounting policies as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The Company evaluates property performance primarily based on net operating income before depreciation, amortization and certain nonrecurring items. The reportable segments are managed separately due to the differing nature of the leases and property operations associated with the retail versus residential tenants. The following tables set forth certain segment information for the Company for continuing operations for the three and nine months ended September 30, 2006 and 2005 and does not include activity related to unconsolidated partnerships:

	Nine months ended September 30, 2006

	Retail Properties	Multi-Family Properties	All Other	Total

	(dollars in thousands)
Revenues	$58,464	$5,870	$10,231	$74,565
Property operating expenses and real estate taxes	15,640	3,284	—	18,924
Other expenses	12,445	1,249	2,178	15,872

Net property income before depreciation, amortization and certain nonrecurring items	$30,379	$1,337	$8,053	$39,769

Depreciation and amortization	$17,532	$1,132	$351	$19,015

Interest expense	$15,329	$1,094	$—	$16,423

Real estate at cost	$610,367	$42,249	$—	$652,616

Total assets	$740,855	$39,369	$—	$780,224

Expenditures for real estate and improvements	$73,646	$615	$—	$74,261

Reconciliation to net income
Net property income before depreciation and amortization	$39,769
Depreciation and amortization	(19,015)
Income from discontinued operations	1,434
Equity in earnings of unconsolidated affiliates	4,261
Interest expense	(16,423)
Income taxes	(174)
Minority interest	3,471

Net income	$13,323

Back to Index

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	SEGMENT REPORTING (continued)

	Three months ended September 30, 2006

	Retail Properties	Multi-Family Properties	All Other	Total

	(dollars in thousands)
Revenues	$20,149	$1,870	$4,097	$26,116
Property operating expenses and real estate taxes	5,328	1,197	—	6,525
Other expenses	4,615	235	936	5,786

Net property income before depreciation, amortization and certain nonrecurring items	$10,206	$438	$3,161	$13,805

Depreciation and amortization	$5,952	$380	$117	$6,449

Interest expense	$5,219	$365	$—	$5,584

Real estate at cost	$610,367	$42,249	$—	$652,616

Total assets	$740,855	$39,369	$—	$780,224

Expenditures for real estate and improvements	$24,749	$244	$—	$24,993

Reconciliation to net income
Net property income before depreciation and amortization	$13,805
Depreciation and amortization	(6,449)
Income from discontinued operations	374
Equity in earnings (losses) of unconsolidated affiliates	(2,878)
Interest expense	(5,584)
Income taxes	638
Minority interest	4,216

Net income	$4,122

Back to Index

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	SEGMENT REPORTING (continued)

	Nine months ended September 30, 2005

	Retail Properties	Multi- Family Properties	All Other	Total

	(dollars in thousands)
Revenues	$65,211	$5,683	$4,998	$75,892
Property operating expenses and real estate taxes	17,326	3,092	—	20,418
Other expenses	9,038	788	693	10,519

Net property income before depreciation, amortization and certain nonrecurring items	$38,847	$1,803	$4,305	$44,955

Depreciation and amortization	$17,696	$1,094	$333	$19,123

Interest expense	$12,438	$994	$—	$13,432

Real estate at cost	$657,831	$41,387	$—	$699,218

Total assets	$778,572	$40,422	$—	$818,994

Expenditures for real estate and improvements	$101,090	$772	$—	$101,862

Reconciliation to net income
Net property income before depreciation and amortization	$44,955
Depreciation and amortization	(19,123)
Income from discontinued operations	803
Equity in earnings of unconsolidated affiliates	18,915
Interest expense	(13,432)
Income taxes	(1,627)
Minority interest	(14,476)

Net income	$16,015

Back to Index

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	SEGMENT REPORTING (continued)

	Three months ended September 30, 2005

	Retail Properties	Multi- Family Properties	All Other	Total

	(dollars in thousands)
Revenues	$23,786	$1,911	$2,121	$27,818
Property operating expenses and real estate taxes	5,411	1,191	—	6,602
Other expenses	3,192	114	277	3,583

Net property income before depreciation, amortization and certain nonrecurring items	$15,183	$606	$1,844	$17,633

Depreciation and amortization	$6,454	$370	$116	$6,940

Interest expense	$4,771	$375	$—	$5,146

Real estate at cost	$657,831	$41,387	$—	$699,218

Total assets	$778,572	$40,422	$—	$818,994

Expenditures for real estate and improvements	$69,902	$327	$—	$70,229

Reconciliation to net income
Net property income before depreciation and amortization	$17,633
Depreciation and amortization	(6,940)
Income from discontinued operations	511
Equity in earnings of unconsolidated affiliates	18,528
Interest expense	(5,146)
Income taxes	(1,627)
Minority interest	(15,734)

Net income	$7,225

Back to Index

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	DISCONTINUED OPERATIONS

SFAS No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS 144”) requires discontinued operations presentation for disposals of a “component” of an entity. In accordance with SFAS No. 144, the Company reflects the income and expenses and assets and liabilities for properties which became held for sale, as discontinued operations.

The combined results of operations of properties held for sale are reported separately as discontinued operations for the three and nine months ended September 30, 2006 and 2005. These are related to the Soundview Marketplace, Bradford Towne Centre, Greenridge Plaza, Luzerne Street Shopping Center and the Pittston Plaza which the Company was marketing for sale as of September 30, 2006. The three and nine months ended September 30, 2005 also included the Berlin Shopping Center, which was sold on July 7, 2005.

The combined results of operations and assets and liabilities of the properties classified as discontinued operations are summarized as follows:

	September 30, 2006	December 31, 2005

	(dollars in thousands)
ASSETS
Net real estate	$34,767	$35,539
Cash and cash equivalents	—	9
Cash in escrow	(2)	292
Rents receivable, net	1,956	2,214
Prepaid expenses	649	311
Deferred charges, net	814	946
Other assets	415	415

Total assets of discontinued operations	$38,599	$39,726

LIABILITIES
Mortgage notes payable	$13,599	$13,800
Accounts payable and accrued expenses	724	653
Other liabilities	760	611

Total liabilities of discontinued operations	$15,083	$15,064

	For the three months ended September 30,		For the nine months ended September 30,

	2006	2005	2006	2005

	(dollars in thousands)
Total revenues	$2,133	$2,310	$6,813	$7,329
Total expenses	1,752	1,739	5,351	5,694

	381	571	1,462	1,635
Impairment of real estate	—	—	—	(770)
Loss on sale of property	—	(50)	—	(50)
Minority interest	(7)	(10)	(28)	(12)

Income from discontinued operations	$374	$511	$1,434	$803

Back to Index

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	STOCK-BASED COMPENSATION

The Company adopted the fair value method of recording stock-based compensation contained in SFAS No. 123R, “Accounting for Stock-Based Compensation” as of January 1, 2002. As such, stock based compensation awards granted after December 31, 2001 have been expensed over the vesting period based on the fair value at the date the stock-based compensation was granted.

On January 6, 2006 (the “Grant Date”), the Company issued 62,630 options to officers (“Officers”) and employees (“Employees”) of the Company. The options, which have an exercise price of $20.65, are for ten-year terms and vest one third as of the Grant Date and one third on each of the next two anniversaries thereof. The Company has determined a value of $3.03 per option using the binomial method for valuing such options. In prior periods, the Company utilized the Black-Scholes method for valuing options granted and believes that the binomial method more accurately reflects the value of the options. This change had no material effect on the value of the unvested options or the Company’s consolidated financial statements. Accordingly, compensation expense of $0.1 million has been recognized in the accompanying consolidated financial statements related to the options for the nine months ended September 30, 2006.

On the Grant Date, the Company also issued 121,233 Restricted Common Shares (“Restricted Shares”) to Officers and 13,136 Restricted Shares (net of subsequent forfeitures) to Employees of the Company. In general, the Restricted Shares carry all the rights of Common Shares including voting and dividend rights, but may not be transferred, assigned or pledged until the recipients have a vested non-forfeitable right to such shares. Vesting with respect to the Restricted Shares issued to Officers, which is subject to the recipients’ continued employment with the Company through the applicable vesting dates, is over five years with 30% vesting on the Grant Date and 17.5% vesting on each of the next four anniversaries thereafter. In addition, vesting on 50% of the unvested Restricted Shares is also subject to certain total shareholder returns on the Company’s Common Shares. Vesting with respect to the Restricted Shares issued to Employees, which is subject to the recipients’ continued employment with the Company through the applicable vesting dates, is over five years with 30% vesting on the Grant Date and 17.5% vesting on each of the next four anniversaries thereafter. In addition, vesting on 25% of the unvested Restricted Shares is also subject to certain total shareholder returns on the Company’s Common Shares.

The total value of the above Restricted Share awards on the date of grant was $2.7 million, of which $2.0 million will be recognized in compensation expense over the vesting period. Compensation expense of $0.1 million and $0.8 million has been recognized in the accompanying consolidated financial statements related to these Restricted Shares for the three and nine months ended September 30, 2006.

On the Grant Date, the Company also issued 224,901 Restricted Shares to Officers and 28,706 Restricted Shares to Employees in connection with a special, one-time performance bonus recognizing management’s outstanding achievements in enhancing shareholder values over the past five years, including, but not limited to, total shareholder return and the recent recapitalization of the Brandywine Portfolio. The Restricted Shares will vest over a period of five years with 50% vesting on the third anniversary and 25% vesting on the following two anniversaries of the Grant Date. The total value of this special bonus was $5.1 million and is being recognized in compensation expense over the vesting period. Compensation expense of $0.1 million and $0.6 million has been recognized in the accompanying consolidated financial statements related to this special bonus for the three and nine months ended September 30, 2006.

On May 15, 2006, the Company issued 18,000 options and 4,801 unrestricted shares to Trustees of the Company in connection with Trustee fees. The options vest immediately. Trustee fee expense of $0.2 million has been recognized in the accompanying consolidated financial statements related to these options and unrestricted shares.

14.	DIVIDENDS AND DISTRIBUTIONS PAYABLE

On August 11, 2006, the Board of Trustees of the Company approved and declared a cash dividend for the quarter ended September 30, 2006 of $0.185 per Common Share and Common OP Unit. The dividend was paid on October 13, 2006 to shareholders of record as of September 30, 2006.

15.	SUBSEQUENT EVENT

On November 3, 2006, the Company completed the sale of the Bradford Towne Center, a property which had been classified as a discontinued operation, for $16.5 million. The Company intends to defer the taxable gain from this transaction by utilizing the provisions of Section 1031 of the Internal Revenue Code of 1986, as amended. As part of the transaction, the Company provided financing of $2.5 million to the purchaser. The loan matures on November 2, 2007 and bears interest at 10%.

Back to Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is based on the consolidated financial statements of the Company as of September 30, 2006 and 2005 and for the three and nine months then ended. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

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

Our primary business objective is to acquire and manage commercial retail properties that will provide cash for distributions to shareholders while also creating the potential for capital appreciation to enhance investor returns. We focus on the following fundamentals to achieve this objective:

•	Own and operate a portfolio of community and neighborhood shopping centers and mixed-use properties with a retail component located in markets with strong demographics.
•	Maintain a strong and flexible balance sheet through conservative financial practices while ensuring access to sufficient capital to fund future growth.
•	Generate internal growth within the portfolio through aggressive redevelopment, re-anchoring and leasing activities.
•

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

Valuation of Property Held for Use and Sale

On a quarterly basis, we review both properties held for use and for sale for indicators of impairment. We record impairment losses and reduce the carrying value of properties when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases where we do not expect to recover our carrying costs on properties held for use, we reduce our carrying cost to fair value, and for properties held for sale, we reduce our carrying value to the fair value less costs to sell. Management does not believe that the value of any properties in our portfolio were impaired as of September 30, 2006.

Back to Index

Bad Debts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make payments on arrearages in billed rents, as well as the likelihood that tenants will not have the ability to make payment on unbilled rents including estimated expense recoveries and straight-line rent. As of September 30, 2006, we have recorded an allowance for doubtful accounts of $2.4 million. If the financial condition of our tenants were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2006 (“2006”) to the three months ended September 30, 2005 (“2005”)

Effective January 1, 2006, we account for our Funds I and II and Mervyns I and II investments on a consolidated basis pursuant to EITF 04-5. We utilized the retrospective approach in the application of EITF 04-5 and have presented all historical periods prior to 2006 on a consistent basis with 2006 and thereafter.

In addition, the Brandywine Portfolio operations were consolidated as part of Fund I for the three and nine months ended September 30, 2005. Subsequent to the recapitalization and conversion of interests from Fund I to GDC in January 2006, the Brandywine Portfolio is accounted for under the equity method of accounting for the three and nine months ended September 30, 2006. In the following tables, we have excluded the Brandywine Portfolio operations for the three and nine months ended September 30, 2005 for purposes of comparability with the three and nine months ended September 30, 2006.

(dollars in millions)	2006	2005 As Reported	Brandywine Portfolio	2005 Adjusted	Change from 2005 Adjusted

					$	%

Revenues
Minimum rents	$17.1	$20.2	$(3.7)	$16.5	$0.6	4%
Percentage rents	0.7	1.0	(0.3)	0.7	—	—
Expense reimbursements	3.9	3.3	(0.4)	2.9	1.0	34%
Other property income	0.3	1.2	(0.2)	1.0	(0.7)	(70)%
Management fee income	1.8	0.9	0.1	1.0	0.8	80%
Interest income	2.3	1.2	—	1.2	1.1	92%

Total revenues	$26.1	$27.8	$(4.5)	$23.3	$2.8	12%

The increase in minimum rents was attributable to additional rents following our acquisition of Chestnut Hill, Clark and Diversey and A&P Shopping Plaza as well as Fund II acquisitions of 161st Street in New York and a leasehold interest in Chicago (“2005/2006 Acquisitions”).

Expense reimbursements for both common area maintenance (“CAM”) and real estate taxes increased in 2006. CAM expense reimbursement increased $0.3 million as a result of the 2005/2006 Acquisitions. Real estate tax reimbursements increased $0.7 million, primarily as a result of the 2005/2006 Acquisitions as well as general increases in real estate taxes.

The decrease in other property income was the result of receipt of a bankruptcy claim settlement against a former tenant in 2005.

Management fee income increased primarily as a result of fees earned in connection with the acquisition of the Klaff management contract rights in January 2004 and February 2005 and additional management fees earned from our investments in unconsolidated affiliates.

The increase in interest income was attributable to additional interest income on our advances and notes receivable originated in 2005 and 2006 as well as higher balances in interest earning assets in 2006.

Back to Index

(dollars in millions)	2006	2005 As Reported	Brandywine Portfolio	2005 Adjusted	Change from 2005 Adjusted

					$	%

Operating Expenses
Property operating	$3.8	$3.8	$(0.6)	$3.2	$0.6	19%
Real estate taxes	2.7	2.8	(0.2)	2.6	0.1	4%
General and administrative	5.8	3.6	—	3.6	2.2	61%
Depreciation and amortization	6.4	6.9	(0.7)	6.2	0.2	3%

Total operating expenses	$18.7	$17.1	$(1.5)	$15.6	$3.1	20%

The increase in property operating expenses was primarily the result of increased property operating expenses following the 2005/2006 Acquisitions and higher bad debt expense in 2006.

The increase in real estate taxes was due to general increases in real estate taxes experienced across the portfolio as well as increased real estate tax expense related to the 2005/2006 Acquisitions.

The increase in general and administrative expense was primarily attributable to increased compensation expense of $1.3 million, including stock-based compensation of $0.3 million, and $0.1 million of other overhead expenses following the expansion of our infrastructure related to increased activity in Fund assets and asset management services. In addition, general and administrative expense for 2006 included the reclassification within our income statement of certain construction related activities totaling $0.8 million which had the effect of increasing our construction fee income as well as reducing income allocated to minority interest along with a corresponding increase in general and administrative expense.

Depreciation expense increased $0.2 million in 2006. This was principally a result of increased depreciation expense following the 2005/2006 Acquisitions. Amortization expense remained unchanged, which was primarily the combination of an increase in amortization related to the 2005/2006 Acquisitions, specifically, amortization of tenant installation costs of $0.2 million and amortization of leasehold interest of $0.1 million offset by a decrease in amortization expense of $0.3 million related to the write off of certain Klaff management contracts following the disposition of these assets in 2005.

(dollars in millions)	2006	2005 As Reported	Brandywine Portfolio	2005 Adjusted	Change from 2005 Adjusted

					$	%

Other
Equity in (losses) earnings of unconsolidated affiliates	$(2.9)	$18.5	$0.3	$18.8	$(21.7)	(115)%
Interest expense	(5.6)	(5.1)	0.9	(4.2)	(1.4)	(33)%
Minority interest	4.2	(15.8)	1.8	(14.0)	18.2	130%
Income taxes	0.6	(1.6)	—	(1.6)	2.2	138%
Income from discontinued operations	0.4	0.5	—	0.5	(0.1)	(20)%

Equity in (losses) earnings of unconsolidated affiliates decreased primarily as a result of the Mervyns I and Mervyns II share of gains from the sale of Mervyns assets in 2005.

Interest expense increased $1.4 million in 2006 as a result of higher average outstanding borrowings in 2006.

Minority interest variance is attributable to the minority partner’s share of gains from the sale of Mervyns assets in 2005.

The variance in income tax expense relates to our share of gains, through Mervyns I and Mervyns II, from the sale of Mervyns locations during 2005.

Income from discontinued operations represents activity related to properties held for sale in 2006 and a property sold in 2005.

Back to Index

RESULTS OF OPERATIONS

Comparison of the nine months ended September 30, 2006 (“2006”) to the nine months ended September 30, 2005 (“2005”)

(dollars in millions)	2006	2005 As Reported	Brandywine Portfolio	2005 Adjusted	Change from 2005 Adjusted

					$	%

Revenues
Minimum rents	$51.4	$57.0	$(10.1)	$46.9	$4.5	10%
Percentage rents	1.0	1.3	(0.4)	0.9	0.1	11%
Expense reimbursements	11.1	10.9	(1.6)	9.3	1.8	19%
Other property income	0.8	1.7	(0.2)	1.5	(0.7)	(47)%
Management fee income	4.3	2.4	0.4	2.8	1.5	54%
Interest income	6.0	2.6	—	2.6	3.4	131%

Total revenues	$74.6	$75.9	$(11.9)	$64.0	$10.6	17%

The increase in minimum rents was attributable to the 2005/2006 Acquisitions as well as re-tenanting activities and increased occupancy across the portfolio.

Expense reimbursements for both common area maintenance (“CAM”) and real estate taxes increased in 2006. CAM expense reimbursement increased $0.3 million as a result of higher tenant reimbursements following the 2005/2006 Acquisitions offset by a decrease in tenant reimbursements as a result of lower snow removal costs in 2006. Real estate tax reimbursements increased $1.5 million, primarily as a result of the 2005/2006 Acquisitions as well as general increases in real estate taxes and re-tenanting activities throughout the portfolio.

Management fee income increased primarily as a result of fees earned in connection with the acquisition of the Klaff management contract rights in January 2004 and February 2005 and additional management fees earned from our investments in unconsolidated affiliates.

The increase in interest income was a combination of additional interest income on our advances and notes receivable originated in 2005 and 2006 as well as higher balances in interest earning assets in 2006.

(dollars in millions)	2006	2005 As Reported	Brandywine Portfolio	2005 Adjusted	Change from 2005 Adjusted

					$	%

Operating Expenses
Property operating	$11.1	$13.0	$(2.3)	$10.7	$0.4	4%
Real estate taxes	7.8	7.5	(0.6)	6.9	0.9	13%
General and administrative	15.9	10.5	—	10.5	5.4	51%
Depreciation and amortization	19.0	19.1	(1.9)	17.2	1.8	10%

Total operating expenses	$53.8	$50.1	$(4.8)	$45.3	$8.5	19%

The increase in property operating expenses was primarily the result of the recovery of approximately $0.5 million related to the settlement of our insurance claim in connection with the flood damage incurred at the Mark Plaza in 2005 and increased property operating expenses related to the 2005/2006 Acquisitions. These increases were offset by lower snow removal costs during 2006.

The increase in real estate taxes was due to general increases in real estate taxes experienced across the portfolio as well as increased real estate tax expense related to the 2005/2006 Acquisitions.

Back to Index

The increase in general and administrative expense was attributable to increased compensation expense of $4.5 million to existing and new employees, including stock based compensation of $1.5 million, and $0.9 million of other overhead expenses following the expansion of our infrastructure related to increased activity in Fund assets and asset management services.

Depreciation expense increased $0.8 million in 2006. This was principally a result of increased depreciation expense following the 2005/2006 Acquisitions. Amortization expense increased $1.0 million, which was primarily the result of the 2005/2006 Acquisitions, specifically, loan amortization of $0.1 million, amortization of tenant installation costs of $0.7 million and amortization of leasehold interest of $0.4 million. These increases were offset by a decrease in amortization expense of $0.2 million, which was the result of the write off of certain Klaff management contracts following the disposition of these assets in 2005.

					Change from 2005 Adjusted

(dollars in millions)	2006	2005 As Reported	Brandywine Portfolio	2005 Adjusted	$	%

Other
Equity in earnings (losses) of unconsolidated affiliates	$4.3	$18.9	$0.5	$19.4	$(15.1)	(78)%
Interest expense	(16.4)	(13.4)	2.8	(10.6)	(5.8)	(55)%
Minority interest	3.5	(14.5)	3.8	(10.7)	14.2	133%
Income taxes	(0.2)	(1.6)	—	(1.6)	1.4	88%
Income from discontinued operations	1.4	0.8	—	0.8	0.6	75%

Equity in (losses) earnings of unconsolidated affiliates decreased primarily as a result of the Mervyns I and Mervyns II share of gains from the sale of Mervyns assets in 2005.

Interest expense increased $5.8 million as a result of higher average outstanding borrowings in 2006, $0.1 million resulting from higher average interest rates on the portfolio mortgage debt in 2006 as well as lower capitalized interest of $0.1 million in 2006.

Minority interest variance is attributable to the minority partner’s share of the gains from the sale of Mervyns assets in 2005.

The variance in income tax expense relates to our share of gains, through Mervyns I and Mervyns II, from the sale of Mervyns locations during 2005.

Income from discontinued operations represents activity related to properties held for sale in 2006 and properties sold in 2005.

Back to Index

Funds from Operations

We consider funds from operations (“FFO”) as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) to be an appropriate supplemental disclosure of operating performance for an equity REIT due to its widespread acceptance and use within the REIT and analyst communities. FFO is presented to assist investors in analyzing our performance. It is helpful as it excludes various items included in net income that are not indicative of the operating performance, such as gains (or losses) from sales of depreciated property and depreciation and amortization. However, our method of calculating FFO may be different from methods used by other REITs and, accordingly, FFO may not be comparable to the FFO of other REITs. FFO does not represent cash generated from operations as defined by GAAP and is not indicative of cash available to fund all cash needs, including distributions. It should not be considered as an alternative to net income for the purpose of evaluating our performance or to cash flows as a measure of liquidity.

Consistent with the NAREIT definition, we define FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of depreciated property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. The reconciliation of net income to FFO for the three and nine months ended September 30, 2006 and 2005 is as follows:

	Three months ended September 30,		Nine months ended September 30,

(dollars in millions)	2006	2005	2006	2005

Net income	$4.1	$7.2	$13.3	$16.0
Depreciation of real estate and amortization of leasing costs (net of minority interests’ share):
Consolidated affiliates	4.9	3.5	15.3	10.5
Unconsolidated affiliates	.4	1.1	1.2	2.3
Income attributable to Minority interest in Operating Partnership (1)	.1	.1	.3	.3
Gain (loss) on sale (net of minority share and income taxes)	.4	(2.1)	(.4)	(2.1)

Funds from operations	$9.9	$9.8	$29.7	$27.0

Cash flows provided by (used in):
Operating activities			$21.7	$21.0

Investing activities			$(80.0)	$(138.2)

Financing activities			$36.8	$142.9

Notes:

(1)	Does not include distributions paid to Series A and B Preferred OP Unitholders.

USES OF LIQUIDITY

Our principal uses of liquidity are expected to be for distributions to our shareholders and OP unit holders, debt service and loan repayments, and property investment, which includes the funding of our joint venture commitments, acquisition, redevelopment, expansion and re-tenanting activities.

Reference is made to Note 1 in the Notes to Consolidated Financial Statements in Part 1, Item 1 in this Form 10-Q for an overview of Funds I and II and Mervyns I and II.

Distributions

In order to qualify as a REIT for Federal income tax purposes, we must currently distribute at least 90% of our taxable income to our shareholders. For the quarter ended September 30, 2006, we paid a quarterly dividend of $0.185 per Common Share and Common OP Unit on October 13, 2006.

Back to Index

Fund I and Mervyns I

On January 4, 2006, Fund I recapitalized a one million square foot retail portfolio located in Wilmington Delaware (“Brandywine Portfolio”) through a merger of interests with affiliates of GDC Properties (“GDC”). The Brandywine Portfolio was recapitalized through a “cash-out” merger of the 77.8% interest, which was previously held by the institutional investors in Fund I to affiliates of GDC at a valuation of $164.0 million. We, through a subsidiary, retained our existing 22.2% interest and continue to operate the Brandywine Portfolio and earn fees for such services. At the closing, the Fund I investors, excluding us, received a return of all of their capital invested in Fund I and preferred return, thus triggering our Promote distribution in all future Fund I distributions. In June 2006, the Fund I investors received $36.0 million of additional proceeds from this transaction following the replacement of bridge financing provided by us and the investors with permanent mortgage financing.

Following the recapitalization of the Brandywine Portfolio, there are 32 assets comprising approximately 2 million square feet remaining in Fund I, in which our interest in cash flow and income has increased from 22.2% to 37.8% as a result of the Promote as follows:

Shopping Center	Location	Year acquired	GLA

New York Region
New York
Tarrytown Shopping Center	Westchester	2004	35,291
Mid-Atlantic Region
South Carolina
Hitchcock Plaza	Aiken	2004	233,886
Pine Log Plaza	Aiken	2004	35,064
Virginia
Haygood Shopping Center	Virginia Beach	2004	178,335
Midwest Region
Ohio
Amherst Marketplace	Cleveland	2002	79,945
Granville Centre	Columbus	2002	134,997
Sheffield Crossing	Cleveland	2002	112,534
Michigan
Sterling Heights Shopping Center	Detroit	2004	154,835
Various Regions
Kroger/Safeway Portfolio	Various	2003	1,018,100

Total			1,982,987

In addition, we, along with the investors have invested in Mervyns as discussed further below.

Fund II and Mervyns II

To date, Fund II’s primary investment focus has been in the New York Urban/Infill Redevelopment Initiative and the Retailer Controlled Property Venture.

Retailer Controlled Property Venture (“RCP Venture”)

On January 27, 2004, along with our investors in Funds I and II, we entered into the RCP Venture with Klaff Realty, L.P. (“Klaff”) and Klaff’s long time capital partner Lubert-Adler Management, Inc. (“Lubert-Adler”) for the purpose of making investments in retailers or surplus or underutilized properties owned by retailers. The initial size of the RCP Venture is expected to be approximately $300.0 million in equity based on anticipated investments of approximately $1.0 billion. Each participant in the RCP Venture has the right to opt out of any potential investment. Each investment through the RCP Venture is a separate joint venture as it potentially involves different investment consortium partners. As of September 30, 2006, affiliates of Funds I and II (including us) have invested a total of $46.8 million in the RCP Venture. Fund II anticipates investing the remaining portion of the original 20% of the equity of the RCP Venture. Cash flow is to be distributed to the partners until they have received a 10% cumulative return and a full return of all contributions. Thereafter, remaining cash flow is to be distributed 20% to Klaff and 80% to the partners (including Klaff). We will also earn market-rate fees for property management, leasing and construction services on behalf of the RCP Venture.

Back to Index

In September 2004, we made our first RCP Venture investment with our participation in the acquisition of Mervyns. Affiliates of Fund I and Fund II, through separately organized, newly formed limited liability companies on a non-recourse basis, invested in the acquisition of Mervyns through the RCP Venture, which, as part of an investment consortium with Sun Capital and Cerberus, acquired Mervyns from Target Corporation. The total acquisition price was approximately $1.2 billion subject to debt of approximately $800.0 million. Affiliates of Funds I and II invested a total of $24.6 million on a non-recourse basis. Our share of equity amounted to $5.2 million. During 2005, the consortium sold a portion of the portfolio as well as refinanced existing mortgage debt and distributed cash to the investors, of which a total of $42.7 million was distributed to affiliates of Fund I and Fund II of which our share amounted to $10.2 million. During the nine months ended September 30, 2006, the consortium distributed an additional $3.4 million to affiliates of Fund I and Fund II of which $1.0 million was our share.

During 2006, the RCP Venture made its second investment with its participation in the acquisition of Albertson’s. Affiliates of Fund II, through the same limited liability companies which were formed for the investment in Mervyns, invested $22.2 million in the acquisition of Albertson’s through the RCP Venture, along with others as part of an investment consortium. Our share of the invested capital was $4.4 million.

New York Urban Infill Redevelopment Initiative

In September 2004, we, through Fund II, launched our New York Urban Infill Redevelopment initiative. As retailers continue to recognize that many of the nation’s urban markets are underserved from a retail standpoint, Fund II’s intent is to capitalize on this trend by investing in redevelopment projects in dense urban areas where retail tenant demand has effectively surpassed the supply of available sites. During 2004, Fund II, together with an unaffiliated partner, P/A Associates, LLC (“P/A”), formed Acadia-P/A Holding Company, LLC (“Acadia-P/A”) for the purpose of acquiring, constructing, developing, owning, operating, leasing and managing certain retail real estate properties in the New York City metropolitan area. P/A has agreed to invest 10% of required capital up to a maximum of $2.0 million and Fund II, the managing member, has agreed to invest the balance to acquire assets in which Acadia-P/A agrees to invest. Operating cash flow is generally to be distributed pro-rata to Fund II and P/A until each has received a 10% cumulative return and then 60% to Fund II and 40% to P/A. Distributions of net refinancing and net sales proceeds, as defined, follow the distribution of operating cash flow except that unpaid original capital is returned before the 60%/40% split between Fund II and P/A, respectively. Upon the liquidation of the last property investment of Acadia-P/A, to the extent that Fund II has not received an 18% internal rate of return (“IRR”) on all of its capital contributions, P/A is obligated to return a portion of its previous distributions, as defined, until Fund II has received an 18% IRR. To date, Fund II has, in conjunction with P/A, invested in seven projects through Fund II as follows:

				Redevelopment ($ in millions)

Property	Location	Year acquired	Purchase price	Anticipated additional costs	Estimated completion	Square feet upon completion

Liberty Avenue (1)	Queens	2005	$—	$15.0	1st half 2007	125,000
216th Street	Manhattan	2005	7.0	18.0	2nd half 2007	60,000
Pelham Manor Shopping Center (1)	Westchester	2004	—	35.0	2nd half 2008	325,000
Canarsie Plaza (2)	Brooklyn	2007	—	60.0	2nd half 2008	300,000
161st Street	Bronx	2005	49.0	21.0	2nd half 2008	225,000
400 East Fordham Road	Bronx	2004	30.0	80.0	1st half 2009	270,000
4650 Broadway	Manhattan	2005	25.0	30.0	2nd half 2009	175,000

Total			$111.0	$259.0		1,480,000

Notes:

(1)	Fund II acquired a leasehold interest at this property.
(2)	Closing is anticipated in 2007, although such closing cannot be assured.

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

Back to Index

On June 16, 2006, we purchased 8400 and 8625 Germantown Road in Philadelphia, Pennsylvania for $16.0 million. We assumed a $10.1 million first mortgage loan which has a maturity date of June 11, 2013. The 40,570 square foot property is 100% occupied.

In March of 2005, we invested $20.0 million in a preferred equity position (“Preferred Equity Investment”) with Levitz SL, L.L.C. (“Levitz SL”), the owner of fee and leasehold interests in 30 locations (the “Levitz Properties”), totaling 2.5 million square feet, of which the majority are currently leased to Levitz Furniture Stores. Klaff is a managing member of Levitz SL. The Preferred Equity Investment received a return of 10%, plus a minimum return of capital of $2.0 million per annum. During March 2006, the rate of return was reset to the six-month LIBOR plus 644 basis points or 11.5%.

On June 1, 2006, we converted the Preferred Equity Investment to a mortgage loan and advanced additional proceeds bringing the total outstanding amount to $31.3 million. The loan has a maturity date of May 31, 2008 and has an interest rate of 10.5%. The loan is secured by fee and leasehold mortgages as well as a pledge of the entities owning 19 of the above remaining locations totaling 1.8 million square feet. During the third quarter of 2006, Levitz SL sold one of the Levitz Properties located in Northridge, California and used $20.4 million of the proceeds to pay down the loan. As of September 30, 2006, the loan balance amounted to $10.9 million. Although Levitz Furniture is currently operating under Chapter 11 bankruptcy protection, we believe the underlying value of the real estate is sufficient to recover the principal and interest due under the mortgage.

On September 21, 2006, we purchased 2914 Third Avenue in the Bronx, NY for $18.5 million. The 41,305 square foot property is 100% occupied by two tenants.

Property Development, Redevelopment and Expansion

Our redevelopment program focuses on selecting well-located neighborhood and community shopping centers and creating significant value through re-tenanting and property redevelopment. During the nine months ended September 30, 2006, we did not undertake any significant redevelopment projects within our core portfolio.

Additionally, for the year ending December 31, 2006, we currently estimate that capital outlays of approximately $2.0 million to $3.0 million will be required for tenant improvements, related renovations and other property improvements.

Share Repurchase

The repurchase of our Common Shares has historically been an additional use of liquidity. We have an existing share repurchase program that authorizes management, at its discretion, to repurchase up to $20.0 million of our outstanding Common Shares. Through May 5, 2006, we had repurchased 2.1 million Common Shares at a total cost of $11.7 million of which 2.0 million of these Common Shares have been subsequently reissued. The program may be discontinued or extended at any time and there is no assurance that we will purchase the full amount authorized. There were no Common Shares repurchased by us during the quarter ended September 30, 2006.

SOURCES OF LIQUIDITY

We intend on using the Company and Fund II as the primary vehicles for our future acquisitions, including investments in the RCP Venture and New York Urban/Infill Redevelopment initiative. Sources of capital for funding our joint venture commitments, other property acquisitions, redevelopment, expansion and re-tenanting, as well as future repurchases of Common Shares are expected to be obtained primarily from issuance of public equity or debt instruments, cash on hand, additional debt financings and future sales of existing properties. As of September 30, 2006, we had a total of approximately $23.1 million of additional capacity under our three existing debt facilities, $92.1 million under two existing debt facilities in Fund II, cash and cash equivalents on hand, inclusive of balances in Funds I and II, of $69.0 million. We anticipate that cash flow from operating activities will continue to provide adequate capital for all of our debt service payments, recurring capital expenditures and REIT distribution requirements.

Financing

At September 30, 2006, mortgage notes payable aggregated $388.5 million, including net valuation adjustment of debt at date of acquisition of $2.2 million, and were collateralized by 57 properties and related tenant leases. Interest rates on our outstanding mortgage indebtedness ranged from 5.0% to 8.5% with maturities that ranged from July 2007 to November 2032. Taking into consideration $90.9 million of notional principal under variable to fixed-rate swap agreements currently in effect, $326.4 million of the portfolio, or 84%, was fixed at a 5.8% weighted average interest rate and $59.9 million, or 16% was floating at a 6.7% weighted average interest rate. There is no debt scheduled to mature in 2006 and $54.9 million scheduled to mature in 2007 at weighted average interest rates of 6.3%. We will need to refinance this indebtedness or select other alternatives based on market conditions at that time.

Back to Index

Reference is made to Note 9 in the Notes to Consolidated Financial Statements in Part I, Item 1 in this Form 10-Q for a summary of the financing and refinancing transactions since December 31, 2005:

The following table summarizes our mortgage indebtedness as of September 30, 2006 and December 31, 2005:

(dollars in millions)	September 30, 2006	December 31, 2005	Interest Rate at September 30, 2006	Maturity	Properties Encumbered	Payment Terms

Mortgage notes payable – variable-rate
Bank of America, N.A.	$22.0	$22.0	6.62% (LIBOR + 1.30%)	6/1/2010	(1)	(31)
Washington Mutual Bank, FA	23.2	23.7	6.82% (LIBOR + 1.50%)	4/1/2011	(2)	(30)
Bank of America, N.A.	33.6	44.5	6.72% (LIBOR + 1.40%)	6/29/2012	(3)	(33)
Bank of America, N.A.	10.0	10.0	6.72% (LIBOR + 1.40%)	6/29/2012	(4)	(30)
RBS Greenwich Capital	30.0	—	6.72% (LIBOR + 1.40%)	4/1/2008	(5)	(31)
Bank of America, N.A.	6.1	4.9	6.57% (LIBOR + 1.25%)	12/31/2008	(6)	(31)
PNC Bank, National Association	2.5	—	6.97% (LIBOR + 1.65%)	5/18/2009	(7)	(40)
JP Morgan Chase.	5.5	5.6	7.32% (LIBOR + 2.00%)	10/5/2007	(8)	(30)
Bank of China, New York Branch	18.0	18.0	7.07% (LIBOR + 1.75%)	11/1/2007	(9)	(31)
Bank of America, N.A.	—	24.4	6.10% (LIBOR + 1.75%)	3/1/2008	(10)	(31)
Bank of America, N.A.	—	12.1	6.07% (LIBOR + 1.50%)	2/1/2006	(5)	(31)
Interest rate swaps	(91.0)	(92.4)

Total variable-rate debt	59.9	72.8

Mortgage notes payable – fixed-rate
Sun America Life Insurance Company	12.7	12.9	6.46%	7/1/2007	(11)	(30)
Bank of America, N.A.	15.8	15.9	7.55%	1/1/2011	(12)	(30)
RBS Greenwich Capital	15.7	15.9	5.19%	6/1/2013	(13)	(31)
RBS Greenwich Capital	15.0	15.0	5.64%	9/6/2014	(14)	(34)
RBS Greenwich Capital	17.6	17.6	4.98%	9/6/2015	(15)	(35)
RBS Greenwich Capital	12.5	12.5	5.12%	11/6/2015	(16)	(36)
Bear Stearns Commercial	34.6	34.6	5.53%	1/1/2016	(17)	(37)
Bear Stearns Commercial	20.5	—	5.44%	3/1/2016	(18)	(31)
LaSalle Bank, N.A.	3.8	—	8.50%	4/11/2028	(19)	(30)
GMAC Commercial	8.6	—	6.40%	11/1/2032	(20)	(30)
Column Financial, Inc.	10.0	—	5.45%	6/11/2013	(21)	(30)
Merrill Lynch Mortgage Lending, Inc.	23.5	—	6.06%	8/29/2016	(22)	(38)
Bank of China	19.0	19.0	5.26%	9/1/2007	(23)	(31)
Cortlandt Deposit Corp	7.4	9.9	6.62%	2/1/2009	(24)	(39)
Cortlandt Deposit Corp	7.3	9.8	6.51%	1/15/2009	(25)	(39)
The Ohio National Life Insurance Co.	4.6	4.7	8.20%	6/1/2022	(26)	(30)
Canada Life Insurance Company	6.8	6.9	8.00%	1/1/2023	(27)	(30)
UBS Warburg Real Estate	—	30.0	4.69%	2/11/2008	(28)	(31)
UBS Warburg Real Estate	—	21.0	7.01%	7/11/2012	(28)	(30)
UBS Warburg Real Estate	—	16.0	7.32%	6/11/2012	(29)	(30)
Interest rate swaps	91.0	92.4	5.77%	(41)

Total fixed-rate debt	326.4	334.1

Total fixed and variable debt	386.3	406.9
Valuation of debt at date of acquisition, net of amortization	2.2	4.1

Total	$388.5	$411.0

Back to Index

Notes:
(1)	Bloomfield Town Square
Hobson West Plaza
Marketplace of Absecon
Village Apartments
(2)	Ledgewood Mall
(3)	Abington Towne Center
Branch Shopping Center
Methuen Shopping Center
Town Line Plaza
(4)	Smithtown Shopping Center
(5)	244-268 161 st Street
(6)	216 th Street
(7)	Liberty Avenue
(8)	Granville Center
(9)	400 East Fordham Road
(10)	Acadia Strategic Acquisition Fund II, LLC
(11)	Merrillville Plaza
(12)	GHT Apartments/Colony Apartments
(13)	239 Greenwich Avenue
(14)	New Loudon Center
(15)	Crescent Plaza
(16)	Pacesetter Park Shopping Center
(17)	Elmwood Park Shopping Center
(18)	Gateway Shopping Center
(19)	Clark-Diversey
(20)	Boonton
(21)	Chestnut Hill
(22)	Walnut Hill
(23)	Sherman Avenue
(24)	Kroger Portfolio
(25)	Safeway Portfolio
(26)	Amherst Marketplace
(27)	Sheffield Crossing
(28)	Brandywine Town Center
(29)	Market Square Shopping Center
(30)	Monthly principal and interest.
(31)	Interest only monthly.
(32)	Interest only monthly until fully drawn; monthly principal and interest thereafter.
(33)	Annual principal and monthly interest.
(34)	Interest only monthly until 9/06; monthly principal and interest thereafter.
(35)	Interest only monthly until 9/10; monthly principal and interest thereafter.
(36)	Interest only monthly until 11/08; monthly principal and interest thereafter.
(37)	Interest only monthly until 1/10; monthly principal and interest thereafter.
(38)	Interest only monthly until 11/11; monthly principal and interest thereafter.
(39)	Annual principal and semi-annual interest payments.
(40)	Interest only upon draw down on construction loan.
(41)	Maturing between 10/1/08 and 1/1/11.

In 2006, we and GDC refinanced the Brandywine Portfolio for $166.2 million. Of the proceeds, $30.0 million was used to repay existing mortgage debt, $18.2 million to repay our bridge financing, $45.3 million to repay bridge financing from the other Fund I investors and $72.0 million distributed to us and GDC. Including the repayment of our bridge financing with interest, our distribution from this financing totaled $34.2 million.

Back to Index

Asset Sales

Historically, asset sales have been an additional source of our liquidity. We continually review our portfolio to identify non-core assets. We are marketing the Soundview Marketplace, Bradford Towne Centre, Pittston Plaza, Greenridge Plaza and Luzerne Street Shopping Center for sale. We intend to defer the entire taxable gain which will be realized from these transactions by utilizing the provisions of Section 1031 of the Internal Revenue Code of 1986, as amended. If we are unable to defer such gain, it is possible we would either distribute part or all of the gain to our shareholders.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

At September 30, 2006, maturities on our mortgage notes ranged from July 2007 to November 2032. In addition, we have non-cancelable ground leases at five of our shopping centers. We also lease space for our White Plains corporate office for a term expiring in 2010. The following table summarizes our debt maturities and obligations under non-cancelable operating leases as of September 30, 2006:

	Payments due by period

(dollars in millions)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years

Future debt maturities	$386.3	$.6	$105.4	$52.3	$228.0
Interest obligations on debt	132.6	5.0	40.4	32.0	55.2
Operating lease obligations	22.9	1.1	3.0	2.9	15.9

Total	$541.8	$6.7	$148.8	$87.2	$299.1

OFF BALANCE SHEET ARRANGEMENTS

We have investments in the following joint ventures for the purpose of investing in operating properties. We account for these investments using the equity method of accounting as we have a non-controlling interest. As such, our financial statements reflect our share of income from but not the assets and liabilities of these joint ventures.

We own a 49% interest in two partnerships that own the Crossroads Shopping Center (“Crossroads”). Our pro rata share of Crossroads mortgage debt as of September 30, 2006 was $31.4 million. This fixed-rate debt bears interest at 5.4% and matures in December 2014.

We own a 22.2% investment in various entities that own the Brandywine Portfolio. Our pro-rata share of Brandywine debt as of September 30, 2006, was $36.9 million with a fixed interest rate of 5.99%. These loans mature on July 1, 2016.

We also have a 50% interest in two Fund I investments of which our pro-rata share of mortgage debt (also net of the Fund I minority interest share) as of September 30, 2006, was $2.6 million with a weighted average interest rate of 6.96%. Both of these loans mature during August 2010.

HISTORICAL CASH FLOW

The following discussion of historical cash flow compares our cash flow for the nine months ended September 30, 2006 (“2006”) with our cash flow for the nine months ended September 30, 2005 (“2005”).

Cash and cash equivalents were $69.0 million and $41.8 million at September 30, 2006 and 2005, respectively. The increase of $27.2 million was a result of the following increases and decreases in cash flows:

	Nine months ended September 30,

(dollars in millions)	2006	2005	Change

Net cash provided by operating activities	$21.7	$21.0	$0.7
Net cash used in investing activities	$(80.0)	$(138.2)	$58.2
Net cash provided by financing activities	$36.8	$142.9	$(106.1)

Back to Index

The variance in net cash provided by operating activities resulted from a decrease of $0.6 million in operating income in 2006, after adjustments for non-cash expenses, which was primarily due to those factors discussed within Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations. In addition, a net increase in cash of $1.3 million resulted from changes in operating assets and liabilities.

The decrease in net cash used in investing activities was primarily the result of a $30.2 million decrease in cash used for real estate acquisitions, development and tenant installations, $24.8 million of additional return of capital from unconsolidated affiliates in 2006, primarily from our investment in the Brandywine Portfolio, and a net decrease of $28.1 million related to the 2005 Levitz preferred equity investment and the 2006 Levitz note receivable activity. These net decreases were offset by a $22.2 million investment in Albertson’s during 2006.

The decrease in net cash provided by financing activities resulted primarily from $34.4 million of additional distributions to minority interests in partially owned affiliates in 2006, primarily relating to the Mervyns investment and $66.0 million of additional cash used for the net repayment of debt in 2006.

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

Back to Index

Item 3. Quantitative and Qualitative Disclosures about Market Risk:

Our primary market risk exposure is to changes in interest rates related to our mortgage debt. See the discussion under Item 2 for certain quantitative details related to our mortgage debt.

Currently, we manage our exposure to fluctuations in interest rates primarily through the use of fixed-rate debt and interest rate swap agreements. We are a party to current and forward-starting interest rate swap and cap transactions to hedge our exposure to changes in LIBOR with respect to $91.0 million, $24.5 million and $30.0 million of notional principal, respectively.

The following table sets forth information as of September 30, 2006 concerning our long-term debt obligations, including principal cash flows by scheduled maturity and weighted average interest rates of maturing amounts:

Consolidated mortgage debt:

(dollars in millions)

Year	Scheduled Amortization	Maturities	Total	Weighted average interest rate

2006	$0.6	$—	$0.6	n/a
2007	7.3	54.9	62.2	6.33%
2008	8.3	34.9	43.2	6.70%
2009	7.4	2.5	9.9	6.97%
2010	5.6	36.8	42.4	6.99%
Thereafter	35.2	192.8	228.0	5.58%

	$64.4	$321.9	$386.3

Mortgage debt in unconsolidated partnerships (at our pro rata share):

(dollars in millions)

Year	Scheduled amortization	Maturities	Total	Weighted average interest rate

2006	$—	$—	$—	n/a
2007	0.4	—	0.4	n/a
2008	0.4	—	0.4	n/a
2009	0.5	—	0.5	n/a
2010	0.5	2.5	3.0	6.96%
Thereafter	2.2	64.3	66.5	5.84%

	$4.0	$66.8	$70.8

Of our total outstanding debt, $54.9 million will become due in 2007. As we intend on refinancing some or all of such debt at the then-existing market interest rates which may be greater than the current interest rate, our interest expense would increase by approximately $0.5 million annually if the interest rate on the refinanced debt increased by 100 basis points. Interest expense on our variable debt as of September 30, 2006 would increase by $0.6 million for a 100 basis point increase in LIBOR on our $59.9 million of floating rate debt after taking into account the effect of interest rate swaps which hedge such debt. We may seek additional variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, we would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.

Back to Index

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. In accordance with paragraph (b) of Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.

(b) Internal Control over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings:

There have been no material legal proceedings beyond those previously disclosed in the Company’s filed Annual Report on Form 10-K for the year ended December 31, 2005.

Item 1A. Risk Factors

There have been no material changes in risk factors beyond those previously disclosed in the Company’s filed Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds:

None

Item 3. Defaults Upon Senior Securities:

None

Item 4. Submission of Matters to a Vote of Security Holders:

None

Item 5. Other Information:

None

Back to Index

Part II. Other Information

Item 6. Exhibits:

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

10.8	Agreement of Contribution among Acadia Realty Limited Partnership, Acadia Realty Trust and Klaff Realty, L.P. and Klaff Realty, Limited (18)

10.9	Employment agreement between the Company and Kenneth F. Bernstein (6) (21)

10.11	Amendment to employment agreement between the Company and Kenneth F. Bernstein (18) (21)

10.12	First Amendment to Employment Agreement between the Company and Kenneth Bernstein dated as of January 1, 2001 (12) (21)

10.14	Letter of employment offer between the Company and Michael Nelsen, Sr. Vice President and Chief Financial Officer dated February 19, 2003 (15) (21)

10.15	Severance Agreement between the Company and Joel Braun, Sr. Vice President, dated April 6, 2001 (13) (21)

10.16	Severance Agreement between the Company and Joseph Hogan, Sr. Vice President, dated April 6, 2001 (13) (21)

10.17	Severance Agreement between the Company and Joseph Napolitano, Sr. Vice President dated April 6, 2001 (18) (21)

10.18	Severance Agreement between the Company and Robert Masters, Sr. Vice President and General Counsel dated January 2001 (18) (21)

10.19	Severance Agreement between the Company and Michael Nelsen, Sr. Vice President and Chief Financial Officer dated February 19, 2003 (15) (21)

10.20	Secured Promissory Note between RD Absecon Associates, L.P. and Fleet Bank, N.A. dated February 8, 2000 (7)

10.21	Promissory Note between 239 Greenwich Associates, L.P. and Greenwich Capital Financial Products, Inc. dated May 30, 2003 (18)

Back to Index

Item 6. Exhibits: (continued)

Exhibit No.	Description

10.22	Open-End Mortgage, Assignment of Leases and Rents, and Security Agreement between 239 Greenwich Associates, L.P. and Greenwich Capital Financial Products, Inc. dated May 30, 2003 (18)

10.23	Promissory Note between Merrillville Realty, L.P. and Sun America Life Insurance Company dated July 7, 1999 (7)

10.24	Secured Promissory Note between Acadia Town Line, LLC and Fleet Bank, N.A. dated March 21, 1999 (7)

10.25	Promissory Note between RD Village Associates Limited Partnership and Sun America Life Insurance Company Dated September 21, 1999 (7)

10.26	Amended and Restated Mortgage Note between Port Bay Associates, LLC and Fleet Bank, N.A. dated July 19, 2000 (3)

10.27	Mortgage and Security Agreement between Port Bay Associates, LLC and Fleet Bank, N.A. dated July 19, 2000 (10)

10.28	Mortgage Note between Port Bay Associates, LLC and Fleet Bank, N.A. dated December 1, 2003 (18)

10.29	Mortgage and Security Agreement, and Assignment of Leases and Rents between Port Bay Associates, LLC and Fleet Bank, N.A. dated December 1, 2003 (18)

10.30	Note Modification Agreement between Port Bay Associates, LLC and Fleet Bank, N.A. dated December 1, 2003 (18)

10.31	Amended and Restated Promissory Note between Acadia Realty L.P. and Metropolitan Life Insurance Company for $25.2 million dated October 13, 2000 (10)

10.32	Amended and Restated Mortgage, Security Agreement and Fixture Filing between Acadia Realty L.P. and Metropolitan Life Insurance Company dated October 13, 2000 (10)

10.33	Term Loan Agreement between Acadia Realty L.P. and The Dime Savings Bank of New York, dated March 30, 2000 (10)

10.34	Mortgage Agreement between Acadia Realty L.P. and The Dime Savings Bank of New York, dated March 30, 2000 (10)

10.35	Promissory Note between RD Whitegate Associates, L.P. and Bank of America, N.A. dated December 22, 2000 (10)

10.36	Promissory Note between RD Columbia Associates, L.P. and Bank of America, N.A. dated December 22, 2000 (10)

10.37	Term Loan Agreement dated as of December 28, 2001, among Fleet National Bank and RD Branch Associates, L.P., et al (13)

10.38	Term Loan Agreement dated as of December 21, 2001, among RD Woonsocket Associates Limited Partnership, et al. and The Dime Savings Bank of New York, FSB (13)

10.39	Option Extension of Term Loan as of December 19, 2003 between RD Woonsocket Associates Limited Partnership, et al. and Washington Mutual Bank, FA (18)

10.40	Revolving Loan Promissory Note dated as of November 22, 2002, among RD Elmwood Associates, L.P. and Washington Mutual Bank, FA (15)

10.41	Revolving Loan Agreement dated as of November 22, 2002, among RD Elmwood Associates, L.P. and Washington Mutual Bank, FA (15)

10.42	Mortgage Agreement dated as of November 22, 2002, among RD Elmwood Associates, L.P. and Washington Mutual Bank, FA (15)

Back to Index

Item 6. Exhibits: (continued)

Exhibit No.	Description

10.43	Note Modification Agreement between RD Elmwood Associates, L.P. and Washington Mutual Bank, FA dated December 19, 2003 (18)

10.44	Prospectus Supplement Regarding Options Issued under the Acadia Realty Trust 1999 Share Incentive Plan and 2003 Share Incentive Plan (19) (21)

10.45	Acadia Realty Trust 1999 Share Incentive Plan and 2003 Share Incentive Plan Deferral and Distribution Election Form (19) (21)

10.46	Amended, Restated And Consolidated Promissory Note between Acadia New Loudon, LLC and Greenwich Capital Financial Products, Inc. dated August 13, 2004 (19)

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

10.51	Mortgage, Assignment of Leases and Rents and Security Agreement between Acadia Crescent Plaza, LLC and Greenwich Capital Financial Products, Inc. dated August 31, 2005 (22)

10.52	Mortgage, Assignment of Leases and Rents and Security Agreement between Pacesetter/Ramapo Associates and Greenwich Capital Financial Products, Inc. dated October 17, 2005 (22)

10.53	Loan Agreement between RD Elmwood Associates, L.P. and Bear Stearns Commercial Finance Mortgage, Inc. dated December 9, 2005 (22)

10.54	Mortgage and Security Agreement between RD Elmwood Associates, L.P. and Bear Stearns Commercial Finance Mortgage, Inc. dated December 9, 2005 (22)

Back to Index

Item 6. Exhibits: (continued)

Exhibit No.	Description

10.55

Agreement and Plan Of Merger Dated as of December 22, 2005 by and among Acadia Realty Acquisition I, LLC, Ara Btc LLC, ARA MS LLC, ARA BS LLC, ARA BC LLC and ARA BH LLC, Acadia Investors, Inc., AII BTC LLC, AII MS LLC, AII BS LLC, AII BC LLC And AII BH LLC, Samuel Ginsburg 2000 Trust Agreement #1, Martin Ginsburg 2000 Trust Agreement #1, Martin Ginsburg, Samuel Ginsburg and Adam Ginsburg, and GDC SMG, LLC, GDC Beechwood, LLC, Aspen Cove Apartments, LLC and SMG Celebration, LLC (23)

10.56

Amended and Restated Loan Agreement between Acadia Realty Limited Partnership, as lender, and Levitz SL Woodbridge, L.L.C., Levitz SL St. Paul, L.L.C., Levitz SL La Puente, L.L.C., Levitz SL Oxnard, L.L.C., Levitz SL Willowbrook, L.L.C., Levitz SL Northridge, L.L.C., Levitz SL San Leandro, L.L.C., Levitz SL Sacramento, L.L.C., HL Brea, L.L.C., HL Deptford, L.L.C., HL Hayward, L.L.C., HL San Jose, L.L.C., HL Scottsdale, L.L.C., HL Torrance, L.L.C., HL Irvine 1, L.L.C., HL West Covina, L.L.C., HL Glendale, L.L.C. and HL Northridge, L.L.C., each a Delaware limited liability company, Levitz SL Langhorne, L.P. and HL Fairless Hills, L.P., each a Delaware limited partnership (each, together with its permitted successors and assigns, a “Borrower” , and collectively, together with their respective permitted successors and assigns, “ Borrowers “), dated June 1, 2006 (24)

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

10.58	Loan Agreement and Promissory Note between RD Woonsocket Associates, L.P. and Merrill Lynch Mortgage Lending, Inc. dated September 8, 2006 (25)

21	List of Subsidiaries of Acadia Realty Trust (25)

31.1	Certification of Chief Executive Officer pursuant to rule 13a–14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (25)

31.2	Certification of Chief Financial Officer pursuant to rule 13a–14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (25)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (25)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (25)

99.1	Amended and Restated Agreement of Limited Partnership of the Operating Partnership (11)

99.2	First and Second Amendments to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership (11)

99.3	Third Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership (18)

99.4	Fourth Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership (18)

99.5	Certificate of Designation of Series A Preferred Operating Partnership Units of Limited Partnership Interest of Acadia Realty Limited Partnership (2)

99.6	Certificate of Designation of Series B Preferred Operating Partnership Units of Limited Partnership Interest of Acadia Realty Limited Partnership (18)

Back to Index

Item 6. Exhibits: (continued)

Notes:

(1)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal Year ended December 31, 1994
(2)	Incorporated by reference to the copy thereof filed as an Exhibit to Company’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 1997
(3)	Incorporated by reference to the copy thereof filed as an Exhibit to Company’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 1998
(4)	Incorporated by reference to the copy thereof filed as an Exhibit to Company’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 1998
(5)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Registration Statement on Form S-11 (File No. 33-60008)
(6)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 1998
(7)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 1999
(8)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Registration Statement on Form S-8 filed September 28, 1999
(9)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Form 8-K filed on April 20, 1998
(10)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Form 10-K filed for the fiscal year ended December 31, 2000
(11)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Registration Statement on Form S-3 filed on March 3, 2000
(12)	Incorporated by reference to the copy thereof filed as an Exhibit to Company’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 2001
(13)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001
(14)	Incorporated by reference to the copy thereof filed as an Exhibit to Yale University’s Schedule 13D filed on September 25, 2002
(15)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2002
(16)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Definitive Proxy Statement on Schedule 14A filed April 29, 2003.
(17)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Current Report on Form 8-K filed on July 2, 2003
(18)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2003
(19)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2004.
(20)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2004.
(21)	Management contract or compensatory plan or arrangement.
(22)	Incorporated by reference to the copy thereof filed as an exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2005.
(23)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Current Report on Form 8-K filed on January 4, 2006
(24)	Incorporated by reference to the copy thereof filed as an Exhibit to Company’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2006
(25)	Filed herewith.

Back to Index

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACADIA REALTY TRUST

November 9, 2006	/s/ Kenneth F. Bernstein

Kenneth F. Bernstein President and Chief Executive Officer (Principal Executive Officer)
November 9, 2006	/s/ Michael Nelsen

Michael Nelsen Senior Vice President and Chief Financial Officer (Principal Financial Officer)