Form 10-K
period 2006-12-31
ACADIA REALTY TRUST
filed 2007-03-01
CIK 899629

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
YES  ☑     NO  ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Securities Act.
YES  ☐     NO  ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
YES  ☑     NO  ☐
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
Large Accelerated Filer  ☑     Accelerated Filer  ☐     Non-accelerated Filer  ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)  YES  ☐     NO  ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $751.4 million, based on a price of $23.65 per share, the average sales price for the registrant’s shares of beneficial interest on the New York Stock Exchange on that date.
The number of shares of the registrant’s Common Shares of Beneficial Interest outstanding on March 1, 2007 was 32,132,797.
DOCUMENTS INCORPORATED BY REFERENCE
Part III – Definitive proxy statement for the 2007 Annual Meeting of Shareholders presently scheduled to be held May 15, 2007 to be filed pursuant to Regulation 14A.

Form 10-K Report

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Annual Report on Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 and as such may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative thereof or other variations thereon or comparable terminology. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to those set forth under the heading “Item 1A Risk Factors” in this Form 10-K. These risks and uncertainties should be considered in evaluating any forward-looking statements contained or incorporated by reference herein.

PART I
ITEM 1. BUSINESS:
GENERAL
Acadia Realty Trust (the “Trust”) was formed on March 4, 1993 as a Maryland Real Estate Investment Trust (“REIT”). All references to “Acadia,” “we,” “us,” ”our,” and “Company” refer to Acadia Realty Trust and its consolidated subsidiaries. We are a fully integrated, self-managed and self-administered equity REIT focused primarily on the ownership, acquisition, redevelopment and management of retail properties, including neighborhood and community shopping centers and mixed-use properties with retail components. We currently operate 74 properties, which we own or have an ownership interest in. These assets are located primarily in the Northeast, Mid-Atlantic and Midwestern regions of the United States which, in total, comprise approximately 10 million square feet. We also have private equity investments in other retail real estate related opportunities including investments for which we provide operational support to the operating ventures in which we have a minority equity interest.
All of our investments are held by, and all of our operations are conducted through, Acadia Realty Limited Partnership (the “Operating Partnership”) and entities in which the Operating Partnership owns a controlling interest. As of December 31, 2006, the Trust controlled 98% of the Operating Partnership as the sole general partner. As the general partner, the Trust is entitled to share, in proportion to its percentage interest, in the cash distributions and profits and losses of the Operating Partnership. The limited partners represent entities or individuals which contributed their interests in certain properties or entities to the Operating Partnership in exchange for common or preferred units of limited partnership interest (“Common OP Units” or “Preferred OP Units”). Limited partners holding Common OP Units are generally entitled to exchange their units on a one-for-one basis for common shares of beneficial interest of the Trust (“Common Shares”). This structure is commonly referred to as an umbrella partnership REIT or “UPREIT”.
BUSINESS OBJECTIVES AND STRATEGIES
Our primary business objective is to acquire, develop and manage commercial retail properties that will provide cash for distributions to shareholders while also creating the potential for capital appreciation to enhance investor returns. We focus on the following fundamentals to achieve this objective:
–	Own and operate a portfolio of community and neighborhood shopping centers and mixed-use properties with a retail component located in markets with strong demographics

–	Generate internal growth within the portfolio through aggressive redevelopment, re-anchoring and leasing activities

–	Generate external growth through an opportunistic yet disciplined acquisition program. The emphasis is on targeting transactions with high inherent opportunity for the creation of additional value through redevelopment and leasing and/or transactions requiring creative capital structuring to facilitate the transactions

–	Partner with private equity investors for the purpose of making investments in operating retailers with significant embedded value in their real estate assets

–	Maintain a strong and flexible balance sheet through conservative financial practices while ensuring access to sufficient capital to fund future growth
Investment Strategy — External Growth through Opportunistic Acquisition Platforms
The requirements that acquisitions be accretive on a long-term basis based on our cost of capital, as well as increase the overall portfolio quality and value, are core to our acquisition program. As such, we constantly evaluate the blended cost of equity and debt and adjust the amount of acquisition activity to align the level of investment activity with capital flows. We may engage in discussions with public and private entities regarding business combinations. In addition to our direct investments in real estate assets, we have also capitalized on our expertise in the acquisition, redevelopment, leasing and management of retail real estate by establishing joint ventures in which we earn, in addition to a return on our equity interest, fees and priority distributions for our services. To date, we have launched two acquisition joint ventures, Acadia Strategic Opportunity Fund, LP (“Fund I”) and Acadia Strategic Opportunity Fund II, LLC (“Fund II”).
Fund I
In September 2001, we and four of our institutional shareholders formed a joint venture, whereby the investors committed $70.0 million for the purpose of acquiring real estate assets. The Operating Partnership committed an additional $20.0 million to Fund I, as the general partner with a 22% interest. In addition to a pro-rata return on its invested equity, the Operating Partnership is entitled to a profit participation based upon certain investment return thresholds. Cash flow is distributed pro-rata to the partners (including the Operating Partnership) until they have received a 9% cumulative return on, and a return of all capital contributions.
Thereafter, remaining cash flow is distributed 80% to the partners (including the Operating Partnership) and 20% to the Operating Partnership as a carried interest (“Promote”). The Operating Partnership also earns fees and/or priority distributions for asset management services equal to 1.5% of the allocated invested equity, as well as for property management, leasing and construction services. All such fees and priority distributions are reflected as adjustments to minority interest in the Consolidated Financial Statements included in Item 8 of Form 10-K.

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
On January 4, 2006, Fund I recapitalized a one million square foot retail portfolio located in Wilmington Delaware (“Brandywine Portfolio”) through a merger of interests with affiliates of GDC Properties (“GDC”). The Brandywine Portfolio was recapitalized through a “cash-out” merger of the 77.8% interest, which was previously held by the institutional investors in Fund I, to GDC at a valuation of $164.0 million. The Operating Partnership, through a subsidiary, retained its existing 22.2% interest and continues to operate the Brandywine Portfolio and earn fees for such services. At the closing of the merger, the Fund I investors received a return of all of their capital invested in Fund I and their unpaid preferred return, thus triggering the payment to the Operating Partnership of its additional 20% Promote in all future Fund I distributions. During June 2006, the Fund I investors received $36.0 million of additional proceeds from this transaction following the replacement of bridge financing which they provided, with permanent mortgage financing, triggering $7.2 million in additional Promote due the Operating Partnership, which will be paid from the Fund I investor’s share of the remaining assets in Fund I.
There are 32 assets comprising approximately two million square feet remaining in Fund I in which the Operating Partnership’s interest in cash flow and income has increased from 22.2% to 37.8% as a result of the Promote.
Fund II
Following our success with Fund I, we formed a second, larger acquisition joint venture. During June of 2004, we launched Fund II, which includes all of the investors from Fund I as well as two additional institutional investors. With $300.0 million of committed discretionary capital, Fund II expects to be able to acquire up to $900.0 million of real estate assets on a leveraged basis. The Operating Partnership is the managing member with a 20% interest in Fund II. The terms and structure of Fund II are substantially the same as Fund I with the exception that the Preferred Return is 8%.
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
Retailer Controlled Property Venture (the “RCP Venture”)
On January 27, 2004, through Funds I and II, we entered into the RCP Venture with Klaff Realty, L.P. (“Klaff”) and Klaff’s long time partner Lubert-Adler Management, Inc. (“Lubert-Adler”) for the purpose of making investments in surplus or underutilized properties owned by retailers. The initial size of the RCP Venture is expected to be approximately $300 million in equity based on anticipated investments of approximately $1 billion. Each participant in the RCP Venture has the right to opt out of any potential investment. Affiliates of Funds I and II have invested $12.3 million and $37.1 million, respectively, in the RCP Venture to date on a non-recourse basis. While we are not required to invest any additional capital into any of these investments, should additional capital be required and we elect not to contribute our share, our proportionate share in the investment will be reduced. Since Fund I is fully invested, Fund II will provide the remaining portion of the original 20% of the equity of the RCP Venture. Cash flow is to be distributed to the partners until they have received a 10% cumulative return and a full return of all contributions. Thereafter, remaining cash flow is to be distributed 20% to Klaff (“Klaff’s Promote”) and 80% to the partners (including Klaff). The Operating Partnership may also earn market-rate fees for property management, leasing and construction services on behalf of the RCP Venture. We seek to invest opportunistically in the RCP Venture primarily in the following four ways:
–	Invest in operating retailers through private equity joint ventures

–	Work with financially healthy retailers to create value from their surplus real estate

–	Acquire properties, designation rights or other control of real estate or leases associated with retailers in bankruptcy

–	Complete sale leasebacks with retailers in need of capital
During 2004, we made our first RCP Venture investment with our participation in the acquisition of Mervyns. During 2006, we made additional investments with our participation in the acquisition of Albertsons, Cub, ShopKo and Marsh Supermarkets as further discussed in “PROPERTY ACQUISITIONS” in this Item 1 of Form 10-K.
New York Urban/Infill Redevelopment Initiative
In September of 2004, through Fund II, we launched our New York Urban Infill Redevelopment initiative. As retailers continue to recognize that many of the nation’s urban markets are underserved from a retail standpoint, we are poised to capitalize on this trend by investing in redevelopment projects in dense urban areas where retail tenant demand has effectively surpassed the supply of available sites. During 2004, Fund II, together with an unaffiliated partner, P/A Associates, LLC (“P/A”), formed Acadia-P/A Holding Company, LLC (“Acadia-P/A”) for the purpose of acquiring, constructing, developing, owning, operating, leasing and managing certain retail real estate properties in the New York City metropolitan area. P/A agreed to invest 10% of required capital up to a maximum of $2.2 million and Fund II, the managing member, agreed to invest the balance to acquire assets in which Acadia-P/A agrees to invest. See Item 7 of Form 10K for further information on the Acadia P/A Joint Venture as detailed in “Liquidity and Capital Resources”. To date, Fund II has, in conjunction with P/A, invested in six projects and entered into an agreement on a seventh project, subject to certain approvals, as discussed further in “PROPERTY ACQUISITIONS” in this Item 1 of this Form 10-K.
Other Investments
We may also invest in preferred equity investments, mortgages, other real estate interests and other investments. The mortgages in which we invest in may be either first mortgages or mezzanine debt, where we believe the underlying value of the real estate collateral is in excess of its loan balance. As of December 31, 2006 our investments in first mortgages and mezzanine debt aggregated $38.3 million.
Capital Strategy — Balance Sheet Focus and Access to Capital
Our primary capital objective is to maintain a strong and flexible balance sheet through conservative financial practices while ensuring access to sufficient capital to fund future growth. We intend to continue financing acquisitions and property redevelopment with sources of capital determined by management to be the most appropriate based on, among other factors, availability, pricing and other commercial and financial terms. The sources of capital may include the issuance of public equity, unsecured debt, mortgage and construction loans, and other capital alternatives such as the issuance of Operating Partnership Units. We manage our interest rate risk primarily through the use of variable and fixed rate-debt as well as with LIBOR swap agreements as discussed further in Item 7A of this Form 10-K.
In December 2006, we issued $100.0 million of 3.75% unsecured Convertible Notes (the “Notes”). Interest on the Notes is payable semi-annually. The Notes have an initial conversion rate of 32.4002 of our Common Shares for each $1,000 principal amount, representing a conversion price of approximately $30.86 per Common Share, or a conversion premium of approximately 20.0%. The Notes are redeemable for cash up to their principal amount plus accrued interest and, at our option, cash, our Common Shares, or a combination thereof with respect to the remainder, if any, of the conversion value in excess of the principal amount. The Notes mature December 15, 2026, although the holders of the Notes may require the Company to repurchase their Notes, in whole or in part, on December 20, 2011, December 15, 2016, and December 15, 2021. After December 20, 2011, we have the right to redeem the Notes in whole or in part at any time. In January 2007, an option was exercised to issue an additional $15.0 million of these Notes. The $112.1 million in proceeds, net of related costs, were used to retire variable rate debt, provide for future Fund capital commitments and for general working capital purposes.
During January 2007, we filed a shelf registration on Form S-3 providing offerings for up to a total of $300.0 million of Common Shares, Preferred Shares and debt securities. To date, we have not issued any securities pursuant to this shelf registration.
Common and Preferred OP Unit Transactions
On January 27, 2004, we issued 4,000 Series B Preferred OP Units to Klaff in connection with the acquisition from Klaff of its rights to provide asset management, leasing, disposition, development and construction services for an existing portfolio of retail properties. These units have a stated value of $1,000 each and are entitled to a quarterly preferred distribution of the greater of (i) $13.00 (5.2% annually) per Preferred OP Unit or (ii) the quarterly distribution attributable to a Preferred OP Unit if such unit were converted into a Common OP Unit. The Preferred OP Units are convertible into Common OP Units based on the stated value of $1,000 divided by 12.82 at any time. Klaff may redeem them at par for either cash or Common OP Units (at our option) after the earlier of the third anniversary of their issuance, or the occurrence of certain events including a change in the control of our Company. Finally, after the fifth anniversary of the issuance, we may redeem the Preferred OP Units and convert them into Common OP Units at market value as of the redemption date.
Effective February 15, 2005, we acquired the balance of Klaff’s rights to provide the above services as well as certain potential future revenue streams. The consideration for this acquisition was $4.0 million in the form of 250,000 restricted Common OP Units, valued at $16 per unit, which are convertible into our Common Shares on a one-for-one basis after a five year lock-up period. As part of this transaction we also assumed all operational and redevelopment responsibility for the Klaff Properties a year earlier than was contemplated in the January 2004 transaction.
In February 2007, Klaff converted 3,800 Series B Preferred OP Units into 296,412 Common OP Units and ultimately into Common Shares.
Common Share Transactions
During November 2004, we issued 1,890,000 Common Shares (the “Offering”) pursuant to shelf registration statements filed under the Securities Act of 1933, as amended, and previously declared effective by the Securities and Exchange Commission. The $28.3 million in proceeds from the Offering, which were net of related costs, were used to retire above-market, fixed-rate indebtedness as well as to invest in real estate assets. Yale University and its affiliates (“Yale”), and Kenneth F. Bernstein, our Chief Executive Officer, also sold 1,000,000, and 110,000 Common Shares, respectively, in connection with this transaction.
In March of 2004, a secondary public offering was completed for a total of 5,750,000 Common Shares. The selling shareholders, Yale and Ross Dworman, a former trustee and Chairman, sold 4,191,386 and 1,558,614 Common Shares, respectively. Yale was a major shareholder, owning, at one time, approximately one-third of all of our outstanding Common Shares. We did not sell any

Common Shares in this transaction and did not receive any proceeds from this transaction.
Operating Strategy — Experienced Management Team with Proven Track Record
Our senior management team has an average of nine years with us and our predecessors and 26 years in the real estate industry. Our management team successfully completed a major multi-year portfolio repositioning initiative culminating in 2002 that significantly improved the quality of our portfolio and tenant base. We believe our management team has demonstrated the ability to create value internally through anchor recycling, property redevelopment and strategic non-core dispositions. Our team has built several successful acquisition platforms including our New York Urban Infill Redevelopment Initiative and RCP Venture. We have also capitalized on our expertise in the acquisition, redevelopment, leasing and management of retail real estate by establishing joint ventures, such as Funds I and II, in which we earn, in addition to a return on our equity interest, fees and priority distributions for our services.
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
During 2006 and 2005 we sold six non-core properties and redeployed the capital to acquire five retail properties as further discussed in “ASSET SALES” and CAPITAL/ASSET RECYCLING” in this Item 1 of Form 10-K.
PROPERTY ACQUISITIONS
RCP Venture
In June 2006, the RCP Venture made its second major investment with its participation in the acquisition of Albertsons. The total price paid by the investment consortium, which included Cerberus, Schottenstein and Kimco Realty, to Albertsons for the portfolio was $1.9 billion which was funded with $0.3 billion of equity and $1.6 billion of financing. Albertsons was the nation’s 2nd largest grocery and drug chain which operated over 2,500 stores in 37 states. Albertsons divided its assets into three independent components and for a total price of $17.4 billion, sold 1,124 stores to Supervalu, 700 stores to CVS and 699 stores along with 26 Cub Food stores to the investment consortium. Supervalu and CVS are the investment consortium’s strategic operating partners and, as such, are part of the purchasing group, but fund, own, and operate their respective portions of the portfolio independently. As with the Mervyns investment (see below), we anticipate investing in Albertsons add-on real estate opportunities. During the third quarter of 2006, additional investments of $1.0 million were made in, the Camellia Center and Newkirk portfolio. Camellia Center is an Albertsons-anchored center located in Sacramento, California and Newkirk is a portfolio of 50 properties currently leased to Albertsons. As of December 31, 2006, our total invested capital in Albertsons and add-on investments amounted to $23.1 million, of which the Operating Partnership’s share was $4.6 million.
We also invested $1.1 million in Shopko, a regional multi-department retailer with 358 stores located throughout the Midwest, Mountain and Pacific Northwest and $0.7 million in Marsh, a regional supermarket chain operating 271 stores in central Indiana, Illinois and western Ohio. The Operating Partnership’s share of these investments totaled $0.4 million.
In September 2004, we made our first RCP Venture investment with our participation in the acquisition of Mervyn’s. Through affiliates of Fund I and Fund II, which were separately organized, newly formed limited liability companies on a non-recourse basis, we invested in the acquisition of Mervyn’s through the RCP Venture, which, as part of an investment consortium of Sun Capital and Cerberus, acquired Mervyn’s from Target Corporation. The total acquisition price was approximately $1.2 billion subject to debt of approximately $800.0 million. Our share of equity invested aggregated $24.6 million on a non-recourse basis and was divided equally between affiliates of Funds I and II. The Operating Partnership’s share was $5.2 million.
As of the date of acquisition, Mervyn’s was a 257-store discount retailer with a very strong West Coast concentration. During 2005, the consortium sold a portion of the portfolio as well as refinanced existing mortgage debt and distributed cash to the investors, of which a total of $42.7 million was distributed to us of which the Operating Partnership’s share amounted to $10.2 million. In February of 2006, the consortium distributed additional cash of which a total of $1.4 million was distributed to us of which $0.4 million was the Operating Partnership’s share.

On February 26, 2007 we, through our RCP Venture, received a cash distribution totaling approximately $42.5 million from our ownership position in Albertsons. The Operating Partnership’s share of this distribution amounted to approximately $8.5 million. The distribution resulted from cash proceeds obtained by Albertsons in connection with its disposition of certain operating stores and a refinancing of the remaining assets held in the entity.
New York Urban/Infill Redevelopment Initiative
The Center at Albee Square – On February 23, 2007, Acadia-P/A and Paul Travis of Washington Square Partners (collectively, “Acadia P/A–Travis”), entered into an agreement for the purchase of the leasehold interest in The Gallery at Fulton Street and adjacent parking garage in Downtown Brooklyn, NY for $120.0 million. The fee position in the property is owned by the City of New York and the agreement includes an option to purchase this fee position at a later date. Plans for the property include the demolition of the existing improvements and the development of a 1.6 million square foot mixed-use complex. This transaction is subject to approval by the Mayor of the City of New York. There are no assurances that the approval will be granted.
Liberty Avenue — On December 20, 2005, Acadia-P/A acquired the remaining 40-year term of a leasehold interest in land located at Liberty Avenue and 98th Street in Queens (Ozone Park). Development of this project is substantially complete and includes approximately 30,000 square feet of retail anchored by a CVS drug store, which is open and operating. The project also includes a 95,000 square foot self-storage facility which is open and currently operated by Storage Post. Storage Post is a partner in the self-storage complex, and is anticipated to be a partner in future retail projects in New York City where self storage will be a potential component of the redevelopment. The total cost of the redevelopment is expected to be approximately $15 million.
216th Street — On December 1, 2005, Acadia-P/A acquired a 65,000 square foot parking garage located at 10th Avenue and 216th Street in the Inwood section of Manhattan for $7.0 million. Construction is underway for a 60,000 square foot office building to relocate an agency of the City of New York, which is a current tenant at another of our Urban/Infill Redevelopment projects. Inclusive of acquisition costs, total costs for the project, which also includes a 100-space rooftop parking deck, are anticipated to be approximately $25 million.
161st Street - On August 5, 2005, Acadia-P/A purchased 244-268 161st Street located in the Bronx for $49.3 million, inclusive of closing costs. The ultimate redevelopment plan for the property, a 100% occupied, 10-story office building, is to reconfigure the property so that approximately 50% of the income from the building will eventually be derived from retail tenants. Additional redevelopment costs are anticipated to be approximately $16 million.
4650 Broadway - On April 6, 2005, Acadia-P/A acquired 4650 Broadway located in the Washington Heights/Inwood section of Manhattan. The property, a 140,000 square foot building, which is currently occupied by an agency of the City of New York and a commercial parking garage, was acquired for a purchase price of $25.0 million. Following the relocation of the office tenant to our 216th St. redevelopment during 2007 as discussed above, we plan to commence redevelopment of the site to include retail, commercial and residential components totaling over 285,000 square feet. Expected costs to complete the retail and commercial component of the project are estimated at $30.0 million before any potential sale of the residential air rights. In lieu of directly developing the potential residential portion of the project, the rights to this component may be sold while retaining ownership of the other portions of the project.
Pelham Manor — On October 1, 2004, Acadia-P/A entered into a 95-year, inclusive of extension options, ground lease to redevelop a 16-acre site in Pelham Manor, Westchester County, New York. We have commenced demolition of the existing industrial and warehouse buildings, and will be replacing them with a multi-anchor community retail center at a total estimated cost of $40 million.
Fordham Road — On September 29, 2004, Acadia-P/A purchased 400 East Fordham Road, Bronx, New York. Sears, a former tenant that operated on four levels at this property, has signed a new lease to occupy only the concourse level after redevelopment. We have commenced redevelopment at this site which is expected to include four levels of retail and office space totaling 276,000 square feet when completed. The total cost of the project, including the acquisition cost of $30 million, is expected to be $115 million.
In addition to the above New York Urban/Infill projects, through Fund II we also acquired the following:
During November 2005, we acquired a ground lease interest in a 112,000 square foot building occupied by Neiman Marcus. The property is located at Oakbrook Center, a super-regional Class A mall located in the Chicago Metro area. The ground lease was acquired for $6.9 million, including closing and other acquisition costs.
During July 2005, we acquired for $1.0 million, a 50% equity interest from its partner in the RCP Venture in the entity which has a leasehold interest in a former Levitz Furniture store located in Rockville, Maryland.

Fund I
To date, through Fund I we have purchased a total of 35 assets totaling approximately 3.0 million square feet. During January 2006, we recapitalized the Brandywine Portfolio, representing two assets totaling approximately 1.0 million square feet, through a merger of interests with GDC as discussed further in “BUSINESS OBJECTIVES AND STRATEGIES” in this Item 1 of Form 10-K. Following the recapitalization of the Brandywine Portfolio, there are 33 assets comprising 2.0 million square feet remaining in Fund I, (in which the Operating Partnership’s interest in cash flow and income has increased from 22.2% to 37.8% as a result of the Promote) as follows:

		Year
Shopping Center	Location	acquired	GLA
New York Region
New York
Tarrytown Center	Westchester	2004	35,291
Mid-Atlantic Region
South Carolina
Hitchcock Plaza	Aiken	2004	232,383
Pine Log Plaza	Aiken	2004	35,064
Virginia
Haygood Shopping Center	Virginia Beach	2004	178,335
Midwest Region
Ohio
Amherst Marketplace	Cleveland	2002	79,945
Granville Centre	Columbus	2002	134,997
Sheffield Crossing	Cleveland	2002	112,534
Michigan
Sterling Heights Shopping Center	Detroit	2004	154,835
Various Regions
Kroger/Safeway Portfolio	Various	2003	1,018,100

Total			1,981,484

In November 2006, we acquired the remaining 50% interest from its unaffiliated partner in the Tarrytown Center for $3.5 million.
During February 2006, we finalized an agreement with its unaffiliated partner in the Hitchcock and Pine Log Plazas whereby we converted our common equity interest in the properties to a preferred equity position with a 15% preferred return payable currently and a 20% profit interest after all invested capital and preferred returns are paid. In connection with this agreement, our partner assumed all operational, redevelopment and leasing responsibilities
Other Investments
In March of 2005, we invested $20 million in a preferred equity position (“Preferred Equity”) in Levitz SL, L.L.C. (“Levitz SL”), the owner of fee and leasehold interests in 30 locations (the “Levitz Properties”), totaling 2.5 million square feet, of which the majority are currently leased to Levitz Furniture Stores. In October 2005, Levitz Furniture filed for bankruptcy under Chapter 11. Klaff is a managing member of Levitz SL. The Preferred Equity investment received a return of 10%, plus a minimum return of capital of $2.0 million per annum. During March 2006, the rate of return was reset to the six-month LIBOR plus 644 basis points or 11.5%.
On June 1, 2006, we converted the Preferred Equity Investment to a first mortgage loan and advanced additional proceeds bringing the total outstanding amount to $31.3 million. The loan has a maturity date of May 31, 2008 and bears interest at a rate of 10.5%. The loan was secured by fee and leasehold mortgages as well as a pledge of the entities owning 19 of the above remaining locations totaling 1.8 million square feet. During the third quarter of 2006, Levitz SL sold one of the Levitz Properties located in Northridge, California and used $20.4 million of the proceeds to pay down the loan. As of December 31, 2006, the loan balance amounted to $10.9 million. Although Levitz Furniture is currently operating under Chapter 11 bankruptcy protection, we believe the underlying value of the real estate is sufficient to recover the principal and interest due under the mortgage.

ASSET SALES AND CAPITAL/ASSET RECYCLING
We periodically identify certain properties for disposition and redeploy the capital to existing centers or acquisitions with greater potential for capital appreciation. Since January 1, 2004, we have sold the following assets:

				Sales price
Shopping Center	Location	Date sold	GLA	(dollars in thousands)
Soundview Marketplace	Long Island, New York	December 2006	183,815	$24,000
Bradford Towne Centre	Northeast Pennsylvania	November 2006	257,123	16,000
Greenridge Plaza	Northeast Pennsylvania	November 2006	191,767	10,600
Pittston Plaza	Northeast Pennsylvania	November 2006	79,498	6,000
Luzerne Street Shopping Center	Northeast Pennsylvania	November 2006	58,035	3,600
Berlin Shopping Center	Central New Jersey	July 2005	188,688	4,000
East End Centre	Northeast Pennsylvania	November 2004	305,858	12,400

Total			1,264,784	$76,600

Proceeds from these sales in part have been used to fund the following acquisitions:
In September 2006, we purchased 2914 Third Avenue in the Bronx, New York for $18.5 million. The 41,305 square foot property is 100% leased and is located in a densely populated, high barrier-to-entry, infill area.
In June 2006, we purchased 8400 and 8625 Germantown Road in Philadelphia, Pennsylvania for $16.0 million. Tenants at these “Main Street” locations include Borders bookstore, Talbot’s and Limited Express.
During January 2006, we closed on a 20,000 square foot retail building in the Lincoln Park district in Chicago. The property was acquired from an affiliate of Klaff for $9.9 million. Tenants include Starbucks, Nine West, Vitamin Shoppe and Cold Stone Creamery.
Also during January 2006, we acquired a 60% interest in the A&P Shopping Plaza located in Boonton, New Jersey. The property, which is 100% occupied and located in northeastern New Jersey, is a 63,000 square foot shopping center anchored by a 49,000 square foot A&P Supermarket. The remaining 40% interest is owned by a principal of P/A. The interest was acquired for $3.2 million.
During July 2005 we purchased 4343 Amboy Road located in Staten Island, New York for $16.6 million in cash and $0.2 million in Common OP Units. The property, a 60,000 square foot neighborhood shopping center, is anchored by a Waldbaum’s supermarket and a Duane Reade drug store, and is subject to a 23-year ground lease.
PROPERTY REDEVELOPMENT AND EXPANSION
Our redevelopment program focuses on selecting well-located neighborhood and community shopping centers and creating significant value through re-tenanting and property redevelopment.
During 2006, we commenced the redevelopment and re-tenanting of the Bloomfield Town Square, located in Bloomfield Hills, Michigan. A former out-parcel building was demolished and replaced with a 17,500 square foot building now occupied by Drexel Heritage and Panera Bread. The new tenants opened and commenced paying rent during the third and fourth quarters of 2006, respectively, and are paying a combined base rent at a 127% increase over that of the former tenant. In addition, the Company has leased approximately 26,000 square feet to Circuit City, which is anticipated to open and commence paying rent in the fourth quarter of 2007 at a 79% increase over that of the former tenants. Total costs for this project are expected to be $3.3 million.
During 2004, we completed the redevelopment of the New Loudon Center, located in Latham, New York. A new anchor, The Bon Ton Department Store, opened for business during the fourth quarter of 2003 as part of the redevelopment of this shopping center. Occupying 66,000 square feet formerly occupied by an Ames department store, Bon Ton is paying base rent at a 15% increase over that of Ames. During 2004, Marshall’s, an existing tenant at the center, expanded its current 26,000 square foot store to 37,000 square feet. We also installed a new 49,000 square foot Raymour and Flanigan Furniture store at this center during 2004. This community shopping center is now 100% occupied. Costs incurred for this project totaled $0.4 million.
We also completed the redevelopment and re-anchoring of the Town Line Plaza, located in Rocky Hill, Connecticut during 2004. The former building, occupied by GU Markets, was demolished and replaced with a 66,000 square foot Super Stop & Shop. The new supermarket anchor is paying gross rent at a 33% increase over that of the former tenant with no interruption in rent payments. Costs for this project totaled $1.7 million.
COMPETITION
There are numerous entities that compete with us in seeking properties for acquisition and tenants who will lease space in our properties. Our competitors include other REIT’s, financial institutions, insurance companies, pension funds, private companies and individuals. Our properties compete for tenants with similar properties primarily on the basis of location, total occupancy costs (including base rent and operating expenses), services provided, and the design and condition of the improvements.

FINANCIAL INFORMATION ABOUT MARKET SEGMENTS
We have two reportable segments: retail properties and multi-family properties. The accounting policies of the segments are the same as those described in the notes to the consolidated financial statements appearing in Item 8 of this Annual Report on Form 10-K. We evaluate property performance primarily based on net operating income before depreciation, amortization and certain non-recurring items. The reportable segments are managed separately due to the differing nature of the leases and property operations associated with retail versus residential tenants. We do not have any foreign operations. See Note 3 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for certain information regarding each of our segments.
CORPORATE HEADQUARTERS AND EMPLOYEES
Our executive offices are located at 1311 Mamaroneck Avenue, Suite 260, White Plains, New York 10605, and our telephone number is (914) 288-8100. We have 130 employees, of which 105 are located at our executive office, six at the Pennsylvania regional office and the remaining property management personnel are located on-site at our properties.
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
CODE OF ETHICS AND WHISTLEBLOWER POLICIES
The Board of Trustees adopted a Code of Ethics for Senior Financial Officers that applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Controller, Director of Financial Reporting, Director of Taxation and Assistant Controllers. The Board also adopted a Code of Business Conduct and Ethics applicable to all employees, as well as a “Whistleblower Policy”. Copies of these documents are available in the Investor Information section of our website.

ITEM 1A. RISK FACTORS:
If any of the following risks actually occur, our business, results of operations and financial condition would likely suffer. This section includes or refers to certain forward-looking statements. Refer to the explanation of the qualifications and limitations on such forward-looking statements discussed in the beginning of this Form 10-K.
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
Tenants may seek the protection of the bankruptcy laws, which could result in the rejection and termination of their leases and thereby cause a reduction in the cash flow available for distribution by us. Such reduction could be material if a major tenant files bankruptcy. See the risk factor titled, “The bankruptcy of, or a downturn in the business of, any of our major tenants may adversely affect our cash flows and property values” below.
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
Through our investments in joint ventures we have also invested in operating businesses that have operational risk in addition to the risks associated with real estate investments, including among other risks, human capital issues, adequate supply of product and material, and merchandising issues.
During 2006 and 2005, our joint ventures provided Promote income. There can be no assurance that the joint ventures will continue to operate profitably and thus provide additional Promote income in the future.
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
There are risks relating to investments in real estate.
Real property investments are subject to varying degrees of risk. Real estate values are affected by a number of factors, including: changes in the general economic climate, local conditions (such as an oversupply of space or a reduction in demand for real estate in an area), the quality and philosophy of management, competition from other available space, the ability of the owner to provide adequate maintenance and insurance and to control variable operating costs. Shopping centers, in particular, may be affected by changing perceptions of retailers or shoppers regarding the safety, convenience and attractiveness of the shopping center and by the overall climate for the retail industry generally. Real estate values are also affected by such factors as government regulations, interest rate levels, the availability of financing and potential liability under, and changes in, environmental, zoning, tax and other laws. A significant portion of our income is derived from rental income from real property, our income and cash flow would be adversely affected if a significant number of our tenants were unable to meet their obligations, or if we were unable to lease on economically favorable terms a significant amount of space in our properties. In the event of default by a tenant, we may experience delays in enforcing, and incur substantial costs to enforce, our rights as a landlord. In addition, certain significant expenditures associated with each equity investment (such as mortgage payments, real estate taxes and maintenance costs) are generally not reduced when circumstances cause a reduction in income from the investment.
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
Since January 1, 2003, there have been two significant tenant bankruptcies within our portfolio:
On May 30, 2003, The Penn Traffic Company (“Penn Traffic”) filed for protection under Chapter 11 Bankruptcy. Penn Traffic operated in one location in our wholly-owned portfolio in 52,000 square feet. Rental revenues from this tenant at this location were $0.3 million, $0.4 million and $0.5 million for the years ended December 31, 2006, 2005 and 2004, respectively. As of November 3, 2006 we sold this property. Penn Traffic also operated in a location occupying 55,000 square feet at a property in which we, through Fund I, hold a 22.2% ownership interest. Penn Traffic rejected the lease at this location on February 20, 2004. Our pro-rata share of rental revenues from the tenant at this location was $0.02 million for the year ended December 31, 2004.
On January 14, 2004, KB Toys (“KB”) filed for protection under Chapter 11 Bankruptcy. KB operated in five locations in our wholly-owned portfolio totaling approximately 41,000 square feet. Rental revenues from KB at these locations aggregated $0.3 million, $ 0.3 million and $0.8 million for the years ended December 31, 2006, 2005 and 2004, respectively. KB rejected the lease at three of these locations and continues to operate in two of our wholly-owned locations but has neither assumed nor rejected these two leases. KB also operated in a location occupying 20,000 square feet at a property in which we hold a 22.2% ownership interest. KB rejected the lease at this location during 2004 and our pro-rata share of rental revenues at this location were $0.04 million for the year ended December 31, 2004.
We could be adversely affected by poor market conditions where properties are geographically concentrated.
Our performance depends on the economic conditions in markets in which our properties are concentrated. We have significant exposure to the New York region, from which we derive 33% of the annual base rents within our wholly-owned portfolio. Our operating results could be adversely affected if market conditions, such as an oversupply of space or a reduction in demand for real estate, in this area become more competitive relative to other geographic areas.
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
Interest expense on our variable debt as of December 31, 2006 would increase by $0.9 million annually for a 100 basis point increase in interest rates. We may seek additional variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, we would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.
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
Upon the expiration of current leases for space located in our properties, we may not be able to re-let all or a portion of that space, or the terms of re-letting (including the cost of concessions to tenants) may be less favorable to us than current lease terms. If we are unable to re-let promptly all or a substantial portion of the space located in our properties or if the rental rates we receive upon re-letting are significantly lower than current rates, our net income and ability to make expected distributions to our shareholders will be adversely affected due to the resulting reduction in rent receipts. There can be no assurance that we will be able to retain tenants in any of our properties upon the expiration of their leases. See “Item 2. Properties – Lease Expirations” in this Annual Report on Form 10-K for additional information as to the scheduled lease expirations in our portfolio.
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
From time to time, in connection with the conduct of our business, and prior to the acquisition of any property from a third party or as required by our financing sources, we authorize the preparation of Phase I environmental reports and, when necessary, Phase II environmental reports, with respect to our properties. Based upon these environmental reports and our ongoing review of our properties, as of the date of this prospectus supplement, we are not aware of any environmental condition with respect to any of our properties that we believe would be reasonably likely to have a material adverse effect on us. There can be no assurance, however, that the environmental reports will reveal all environmental conditions at our properties or that the following will not expose us to material liability in the future:
–	The discovery of previously unknown environmental conditions;

–	Changes in law;

–	Activities of tenants; and

–	Activities relating to properties in the vicinity of our properties.

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
We have pursued extensive growth opportunities. This expansion has placed significant demands on our operational, administrative and financial resources. The continued growth of our real estate portfolio can be expected to continue to place a significant strain on its resources. Our future performance will depend in part on our ability to successfully attract and retain qualified management personnel to manage the growth and operations of our business and to finance such acquisitions. In addition, acquired properties may fail to operate at expected levels due to the numerous factors that may affect the value of real estate. There can be no assurance that we will have sufficient resources to identify and manage acquired properties or otherwise be able to maintain our historic rate of growth.
Our inability to carry out our growth strategy could adversely affect our financial condition and results of operations.
Our earnings growth strategy is based on the acquisition and development of additional properties, including acquisitions through co-investment programs such as joint ventures. In the context of our business plan, “development” generally means an expansion or renovation of an existing property. The consummation of any future acquisitions will be subject to satisfactory completion of our extensive valuation analysis and due diligence review and to the negotiation of definitive documentation. We cannot be sure that we will be able to implement our strategy because we may have difficulty finding new properties, negotiating with new or existing tenants or securing acceptable financing.
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
A component of our growth strategy is through private-equity type investments made through our RCP Venture. These include investments in operating retailers. The inability of the retailers to operate profitably would have an adverse impact on income realized from these investments.
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
To maintain our status as a REIT for federal income tax purposes, we are generally required to distribute to our shareholders at least 90% of our taxable income for that calendar year. Our taxable income is determined without regard to any deduction for dividends paid and by excluding net capital gains. To the extent that we satisfy the distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed income. In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our distributions in any year are less than the sum of (i) 85% of our ordinary income for that year; (ii) 95% of our capital gain net income for that year and; (iii) 100% of our undistributed taxable income from prior years. We intend to continue to make distributions to our shareholders to comply with the distribution requirements of the Internal Revenue Code and to reduce exposure to federal income and nondeductible excise taxes. Differences in timing between the receipt of income and the payment of expenses in determining our income and the effect of required debt amortization payments could require us to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT.
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
There are a number of issues associated with an investment in a REIT that are related to the federal income tax laws, including, but not limited to, the consequences of failing to continue to qualify as a REIT. At any time, the federal income tax laws governing REIT’s or the administrative interpretations of those laws may be amended. Any of those new laws or interpretations may take effect retroactively and could adversely affect us or our shareholders. Recently enacted legislation reduces tax rates applicable to certain corporate dividends paid to most domestic noncorporate shareholders. REIT dividends generally are not eligible for reduced rates because a REIT’s income generally is not subject to corporate level tax. As a result, investment in non-REIT corporations may be viewed as relatively more attractive than investment in REIT’s by domestic noncorporate investors. This could adversely affect the market price of the Company’s shares.
Concentration of ownership by certain investors.
Six shareholders own 5% or more individually, and 42.7% in the aggregate, of our Common Shares. A significant concentration of ownership may allow an investor to exert a greater influence over our management and affairs and may have the effect of delaying, deferring or preventing a change in control of us.
Restrictions on a potential change of control.
Our Board of Trustees is authorized by our Declaration of Trust to establish and issue one or more series of preferred shares without shareholder approval. We have not established any series of preferred shares. However, the establishment and issuance of a series of preferred shares could make more difficult a change of control of us that could be in the best interest of the shareholders.

In addition, we have entered into an employment agreement with our Chief Executive Officer and severance agreements are in place with our senior vice presidents which provide that, upon the occurrence of a change in control of us and either the termination of their employment without cause (as defined) or their resignation for good reason (as defined), those executive officers would be entitled to certain termination or severance payments made by us (which may include a lump sum payment equal to defined percentages of annual salary and prior years’ average bonuses, paid in accordance with the terms and conditions of the respective agreement), which could deter a change of control of us that could be in our best interest.
The loss of a key executive officer could have an adverse effect on us.
Our success depends on the contribution of key management members. The loss of the services of Kenneth F. Bernstein, President and Chief Executive Officer, or other key executive-level employees could have a material adverse effect on our results of operations. Although we have entered into an employment agreement with Mr. Kenneth F. Bernstein, the loss of his services could have an adverse effect on our operations.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES:
SHOPPING CENTER PROPERTIES
The discussion and tables in this Item 2 include properties held through consolidated and unconsolidated joint ventures in which we own a partial interest (“Consolidated Joint Venture Portfolio” and Unconsolidated Joint Venture Portfolio”, respectively). Except where noted, it does not include our partial interest in 25 anchor-only leases with Kroger and Safeway supermarkets. These are detailed separately within this Item 2 as the majority of these properties are free-standing and all are triple-net leases.
As of December 31, 2006, we owned and operated 47 shopping centers as part of our wholly-owned portfolio and Consolidated and Unconsolidated Joint Venture Portfolios, which included a mixed-use property (retail and residential), and twelve properties under redevelopment. Our shopping centers, which total approximately 8.4 million square feet of gross leaseable area (“GLA”), are located in 14 states and are generally well-established, anchored community and neighborhood shopping centers. The operating properties are diverse in size, ranging from approximately 15,000 to 815,000 square feet with an average size of 116,000 square feet. As of December 31, 2006, our wholly-owned portfolio and the Consolidated and Unconsolidated Joint Venture Portfolios (excluding properties under redevelopment) were 94.0% and 95.1% occupied, respectively. Our shopping centers are typically anchored by supermarkets or value-oriented retail.
We had approximately 656 leases as of December 31, 2006. A majority of our rental revenues were from national tenants. A majority of the income from the properties consists of rent received under long-term leases. Most of these leases provide for the payment of fixed minimum rent monthly in advance and for the payment by tenants of a pro-rata share of the real estate taxes, insurance, utilities and common area maintenance of the shopping centers. Minimum rents and expense reimbursements accounted for approximately 82% of our total revenues for the year ended December 31, 2006.
As of December 31, 2006, approximately 43% of our existing leases also provided for the payment of percentage rents either in addition to, or in place of, minimum rents. These arrangements generally provide for payment to us of a certain percentage of a tenant’s gross sales in excess of a stipulated annual amount. Percentage rents accounted for approximately 1% of the total 2006 revenues of the Company.
Seven of our shopping center properties are subject to long-term ground leases in which a third party owns and has leased the underlying land to us. We pay rent for the use of the land at seven locations and are responsible for all costs and expenses associated with the building and improvements at all seven locations.

No individual property contributed in excess of 10% of our total revenues for the years ended December 31, 2006, 2005 and 2004. Reference is made to our consolidated financial statements in Item 8 of this Annual Report on form 10-K for information on the mortgage debt pertaining to our properties. The following sets forth more specific information with respect to each of our shopping centers at December 31, 2006:
WHOLLY-OWNED PROPERTIES

		Year
		Constructed					Occupancy	Anchor Tenants
		(C)		Ownership			(1)%	Current Lease Expiration/
Shopping Center	Location	Acquired(A)		Interest	GLA		12/31/06	Lease Option Expiration
NEW YORK REGION
Connecticut
239 Greenwich Avenue	Greenwich	1998	(A)	Fee	16,834	(3)	100%	Restoration Hardware
								2015/2025
								Coach 2016/2021

New York
Village Commons Shopping Center	Smithtown	1998	(A)	Fee	87,169		86%	Daffy’s 2008/2028
Branch Shopping Plaza	Smithtown	1998	(A)	LI (4)	125,751		100%	Waldbaum’s 2013/2028 CVS 2010/—
Pacesetter Park Shopping Center	Pomona	1999	(A)	Fee	96,698		98%	Stop & Shop 2020/2040
Amboy Road	Staten Island	2005	(A)	LI (4)	60,090		98%	Waldbaum’s 2028/— Duane Reade 2008/2018
Bartow Avenue	Bronx	2005	(C)	Fee	14,694		51%	Sleepy’s 2009/2014

2914 Third Avenue	Bronx	2006	(A)	Fee	43,500		100%	Dr. J’s 2021/—

New Jersey
Elmwood Park Shopping Center	Elmwood Park	1998	(A)	Fee	149,085		100%	Pathmark 2017/2052 Walgreen’s 2022/2062
Boonton Shopping Center	Boonton	2006	(A)	Fee	62,908		98%	A&P 2024

NEW ENGLAND REGION
Connecticut
Town Line Plaza	Rocky Hill	1998	(A)	Fee	206,356	(2)	100%	Stop & Shop 2023/2063 Wal-Mart(2)

Massachusetts
Methuen Shopping Center	Methuen	1998	(A)	LI/Fee (4)	130,021		97%	DeMoulas Market 2015/2020 Wal-Mart 2011/2051
Crescent Plaza	Brockton	1984	(A)	Fee	218,141		99%	Shaw’s 2012/2042 Home Depot 2021/2056

New York
New Loudon Center	Latham	1982	(A)	Fee	255,826		100%	Price Chopper 2015/2035
								Marshall’s 2014/2029
								Bon Ton 2014/2034
								Raymour and Flanigan 2019/2034

Rhode Island
Walnut Hill Plaza	Woonsocket	1998	(A)	Fee	285,418		98%	Shaw’s 2013/2043 Sears 2008/2033

Vermont
The Gateway Shopping Center	South Burlington	1999	(A)	Fee	101,784		96%	Shaw’s 2024/2053

		Year
		Constructed					Occupancy	Anchor Tenants
		(C)		Ownership			(1)%	Current Lease Expiration/
Shopping Center	Location	Acquired(A)		Interest	GLA		12/31/06	Lease Option Expiration
MIDWEST REGION
Illinois
Hobson West Plaza	Naperville	1998	(A)	Fee	98,902		99%	Bobak’s Market & Restaurant 2007/2032
Clark Diversey	Chicago	2006	(A)	Fee	19,265		100%	Papyrus 2010/2015
								Starbucks 2010/2015
								Nine West 2009/—
								The Vitamin Shoppe 2014/2024

Indiana
Merrillville Plaza	Merrillville	1998	(A)	Fee	235,678		96%	TJ Maxx 2009/2014
								JC Penney 2008/2018
								Office Max 2008/2028

Michigan
Bloomfield Town Square	Bloomfield Hills	1998	(A)	Fee	232,366		87%	TJ Maxx 2009/—
								Marshalls 2011/2026
								Home Goods 2010/2025

Ohio
Mad River Station	Dayton	1999	(A)	Fee	155,838	(6)	79%	Babies ‘R’ Us 2010/2020
								Office Depot 2010/—

MID-ATLANTIC REGION
New Jersey
Marketplace of Absecon	Absecon	1998	(A)	Fee	105,097		95%	Acme 2015/2055
								Eckerd Drug 2020/2040
Ledgewood Mall	Ledgewood	1983	(A)	Fee	518,950		88%	Wal-Mart 2019/2049
								Macy’s 2010/2025
								The Sport’s Authority 2007/2037
								Circuit City 2020/2040
								Marshalls 2014/2034

Pennsylvania
Abington Towne Center	Abington	1998	(A)	Fee	216,355	(5)	98%	TJ Maxx 2010/2020
								Target (6)
Blackman Plaza	Wilkes-Barre	1968	(C)	Fee	125,264		93%	Kmart 2009/2049
Mark Plaza	Edwardsville	1968	(C)	LI/Fee (4)	216,401		97%	Redner’s Markets 2018/2028
								Kmart 2009/2049
Plaza 422	Lebanon	1972	(C)	Fee	154,878		69%	Home Depot 2028/2058
Route 6 Mall	Honesdale	1994	(C)	Fee	175,505		99%	Kmart 2020/2070
Chestnut Hill	Philadelphia	2006	(A)	Fee	40,570		100%	Borders 2010/-
								Limited Express 2009/--

	Wholly-owned portfolio				4,149,344		94%

PROPERTIES HELD IN CONSOLIDATED JOINT VENTURES

Year
Constructed	Occupancy	Anchor Tenants
(C)	Ownership	(1)%	Current Lease Expiration/
Shopping Center	Location	Acquired(A)	Interest	GLA	12/31/06	Lease Option Expiration

NEW YORK REGION
New York
Tarrytown Shopping Center	Tarrytown	2004	(A)	JV (9)	35,291	85%	Walgreen’s 2080/--
MIDWEST REGION
Illinois
Oakbrook	Oakbrook	2005	(A)	JV (4) (10)	112,000	100%	Neiman Marcus 2011/2029
Ohio
Amherst Marketplace	Cleveland	2002	(A)	JV (9)	79,945	100%	Giant Eagle 2021/2041 Riser Foods Company/Pharmacy 2012/2027
Granville Centre	Columbus	2002	(A)	JV (9)	134,997	43%	Lifestyle Family Fitness 2017/2027
Sheffield Crossing	Cleveland	2002	(A)	JV (9)	112,534	94%	Giant Eagle 2022/2042 Revco Drug 2012/2027
VARIOUS REGIONS
Kroger/Safeway Portfolio	Various	2003	(A)	JV (9)	1,018,100	100%	25 Kroger/Safeway Supermarkets 2009/2049
JV REDEVELOPMENTS
New York
400 E. Fordham Road	Bronx	2004	(A)	JV (10)	117,355	100%	Sears 2021/2031
Pelham Manor Shopping
Plaza	Westchester	2004	(A)	JV (4)(10)	398,775	29%
161st Street	Bronx	2005	(A)	JV (10)	223,611	100%	City of New York 2027/2032
Sherman Avenue	New York	2005	(A)	JV (10)	134,773	100%
Liberty Avenue	New York	2005	(A)	JV (4) (10)	—	(12)	—	(12)
216th Street	New York	2005	(A)	JV (10)	—	(12)	—	(12)

Consolidated Joint Venture Portfolio	2,367,381	89%

PROPERTIES HELD IN UNCONSOLIDATED JOINT VENTURES

		Year
		Constructed				Occupancy	Anchor Tenants
		(C)		Ownership		(1)%	Current Lease Expiration/
Shopping Center	Location	Acquired(A)		Interest	GLA	12/31/06	Lease Option Expiration

NEW YORK REGION
New York
Crossroads Shopping Center	White Plains	1998	(A)	JV (7)	310,644	98%	Waldbaum’s 2007/2032
							Kmart 2012/2022
							B. Dalton 2012/2017
							Modell’s 2009/2019
MID-ATLANTIC REGION
Delaware
Brandywine Town Center	Wilmington	2003	(A)	JV (11)	815,215	98%	Drexel Heritage 2016/2026
							Michaels 2011/2006
							Old Navy (The Gap) 2011/2016
							Petsmart 2017/2042
							Thomasville Furniture 2011/2021
							Access Group 2015/2025
							Bed, Bath & Beyond 2014/2029
							Dick’s Sporting Goods 2013/2028
							Lowe’s Home Centers 2018/2048
							Regal Cinemas 2017/2037
							Target 2018/2068
							Transunion Settlement 2013/2018
							The Bombay Company 2015/2025
							Lane Home Furnishings 2015/2030
							MJM Designer 2015/2035

Market Square Shopping Center	Wilmington	2003	(A)	JV (11)	102,562	79%	Trader Joe’s 2013/2028 TJ Maxx 2006/2016
JV REDEVELOPMENTS
Michigan
Sterling Heights Shopping Center	Detroit	2004	(A)	JV (9)	154,835	64%	Burlington Coat Factory 2024/--
Delaware
Naamans Road	Wilmington	2006	(C)	JV (11)	19,932	45%	Tweeters 2026/2046
South Carolina
Hitchcock Plaza	Aiken	2004	(A)	JV (9)	232,383	78%	Bed, Bath & Beyond 2008/2017
							Club Fitness 2004/2014
							Old Navy 2006/2021
							Stein Mart 2006/2016
							Ross Dress for Less 2006/2017
							TJ Maxx 2006/2016
Pine Log Plaza	Aiken	2004	(A)	JV (9)	35,064	82%
Virginia
Haygood Shopping Center	Virginia	2004	(A)	JV (9)	178,335	75%	Eckerd Drug 2009/--
	Beach						Farm Fresh 2026/--

	Unconsolidated Joint Venture Portfolio				1,848,970	81%

Notes:

(1)	Does not include space leased for which rent has not yet commenced.

(2)	Includes a 92,500 square foot Wal-Mart which is not owned us.

(3)	In addition to the 16,834 square feet of retail GLA, this property also has 21 apartments comprising 14,434 square feet.

(4)	We are a ground lessee under a long-term ground lease.

(5)	Includes a 157,616 square foot Target Store that is not owned by the Company.

(6)	The GLA for this property includes 28,205 square feet of office space.

(7)	We have a 49% investment in this property.

(8)	Does not include 50,000 square feet of new space in Phase II of the Brandywine Town Center, which will be paid for on an Earn-out basis only if, and when, it is leased.

(9)	We have invested in this asset through Fund I.

(10)	We have invested in this asset through Fund II.

(11)	We have invested in this asset with Ginsburg Development Corp. (GDC).

(12)	Under redevelopment.

MAJOR TENANTS
No individual retail tenant accounted for more than 5.4% of minimum rents for the year ended December 31, 2006 or 8.8% of total leased GLA as of December 31, 2006. The following table sets forth certain information for the 20 largest retail tenants based upon minimum rents in place as of December 31, 2006. The table includes leases related to our partial interest in 25 anchor-only leases with Kroger and Safeway supermarkets. The amounts below include our pro-rata share of GLA and annualized base rent for our partial ownership interest in properties (GLA and rent in thousands):

				Percentage of Total
	Number			Represented by Retail Tenant
	of		Annualized	Total	Annualized
	Stores in	Total	Base	Portfolio GLA	Base
Retail Tenant	Portfolio	GLA	Rent (1)	(2)	Rent (2)
Albertsons (Shaw’s, Acme)	4	221	$3,013	4.2%	5.4%
A&P (Waldbaum’s)	4	168	2,813	3.3%	5.0%
T.J. Maxx (T.J. Maxx, Marshalls, A.J. Wrights)	9	266	2,018	5.1%	3.6%
Sears (Sears, Kmart)	6	459	1,686	8.8%	3.0%
Wal-Mart	2	210	1,515	4.0%	2.7%
Ahold (Stop & Shop)	2	118	1,289	2.3%	2.3%
Home Depot	2	211	1,010	4.1%	1.8%
Pathmark	1	48	956	0.9%	1.7%
Price Chopper	1	77	804	1.5%	1.5%
Restoration Hardware	1	9	697	0.2%	1.2%
Kroger (3)	12	156	1,137	3.0%	2.0%
Safeway (4)	13	132	1,134	2.5%	2.0%
Federated (Macy’s)	1	73	651	1.4%	1.2%
Sleepy’s	5	36	621	0.7%	1.1%
JC Penney	1	50	495	1.0%	0.9%
CVS	4	33	527	0.6%	1.0%
Limited Brands – Express	1	13	510	0.3%	0.9%
Payless Shoesource	9	28	509	0.5%	0.9%
Borders Books	1	19	482	0.4%	0.9%
Circuit City	1	33	450	0.6%	0.8%

Total	80	2,360	$22,317	45.4%	39.9%

Notes:

(1)	Base rents do not include percentage rents (except where noted), additional rents for property expense reimbursements, and contractual rent escalations due after December 31, 2006.

(2)	Represents total GLA and annualized base rent for our retail properties including our pro-rata share of Joint Venture Properties.

(3)	Kroger has sub-leased four of these locations to supermarket tenants, two locations to a non-supermarket tenant and ceased operations at one other location. Kroger is obligated to pay rent through the full term of these leases which expire in 2009.

(4)	Safeway has sub-leased seven of these locations to supermarket tenants, one location to a non-supermarket tenant and ceased operations at one other location. Safeway is obligated to pay rent through the full term of all these leases which expire in 2009.

LEASE EXPIRATIONS
The following table shows scheduled lease expirations for retail tenants in place as of December 31, 2006, assuming that none of the tenants exercise renewal options. Leases related to our joint venture properties are shown separately below before our pro-rata share of annual base rent and GLA (GLA and rent in thousands):
Wholly-Owned Portfolio:

		Annualized Base Rent (1)		GLA
Leases	Number of	Current	Percentage of		Percentage
maturing in	Leases	Annual Rent	Total	Square Feet	of Total

2007	75	4,082	9%	360	10%
2008	55	4,720	11%	321	9%
2009	66	4,934	11%	500	14%
2010	56	5,530	13%	484	13%
2011	38	2,675	6%	166	5%
2012	9	1,591	4%	166	5%
2013	13	2,206	5%	151	4%
2014	17	1,926	4%	216	6%
2015	14	3,362	8%	190	5%
2016	11	1,348	3%	65	2%
Thereafter	29	11,676	26%	1,024	27%

Total	383	$44,050	100%	3,643	100%

Consolidated and Unconsolidated Joint Venture Portfolios:

		Annualized Base Rent (1)		GLA
Leases	Number of	Current	Percentage of		Percentage
maturing in	Leases	Annual Rent	Total	Square Feet	of Total

2007	109	4,152	9%	396	11%
2008	25	3,110	7%	198	5%
2009	44	10,182	23%	1,150	32%
2010	11	767	2%	47	1%
2011	20	7,538	17%	422	12%
2012	6	697	2%	53	1%
2013	7	2,067	5%	117	3%
2014	13	2,270	5%	124	3%
2015	10	3,218	7%	166	5%
2016	3	514	1%	66	2%
Thereafter	25	9,844	22%	892	25%

Total	273	$44,359	100%	3,631	100%

Note:

(1)	Base rents do not include percentage rents, additional rents for property expense reimbursements, nor contractual rent escalations due after December 31, 2006.

GEOGRAPHIC CONCENTRATIONS
The following table summarizes our retail properties by region as of December 31, 2006. (GLA and rent in thousands):

				Annualized	Percentage of Total
			Annualized	Base Rent per	Represented by Region
			Base	Leased Square		Annualized
Region	GLA (1)	Occupied % (2)	Rent (2)	Foot	GLA	Base Rent
Wholly-Owned Portfolio:
New York Region	657	96%	$14,512	$22.92	16%	33%
New England	1,197	98%	10,091	9.33	29%	23%
Midwest	742	90%	8,554	12.81	18%	19%
Mid-Atlantic	1,553	91%	10,892	8.64	37%	25%

Total Wholly-Owned Portfolio	4,149	94%	$44,049	$12.09	100%	100%

Consolidated and Unconsolidated Joint Venture Portfolios:
Operating Properties
Midwest (3)	439	81%	$3,481	$9.78	26%	14%
Mid-Atlantic (4)	918	96%	13,707	15.58	54%	57%
New York Region (5)	346	96%	6,923	20.79	20%	29%

Total Operating Properties	1,703	92%	24,111	15.37	100%	100%

Redevelopment Properties:
Midwest (6)	155	64%	608	6.13	11%	5%
Mid-Atlantic (7)	466	76%	3,272	9.27	31%	27%
New York Region (8)	874	68%	8,355	14.10	58%	68%

Total Redevelopment Properties	1,495	70%	12,235	11.71	100%	100%

Total Joint Venture Portfolio	3,198	82%	$36,346	$13.91	100%	100%

Notes:

(1)	Property GLA includes a total of 255,000 square feet which is not owned us. This square footage has been excluded for calculating annualized base rent per square foot.

(2)	The above occupancy and rent amounts do not include space which is currently leased, but for which rent payment has not yet commenced.

(3)	We have a 37.78% interest in Fund I which owns three properties and a 20% interest in Fund II which owns one property.

(4)	Does not include 50,000 square feet of new space in Phase II of the Brandywine Town Center, which will be paid for by us on an “earn-out basis” only if, and when it is leased.

(5)	We have a 49% interest in two partnerships which, together, own the Crossroads Shopping Center and a 38% interest in Fund I which owns 100% of the Tarrytown Shopping Center.

(6)	We have a 37.78% interest in Fund I which has a 50% interest in a property.

(7)	We have a 22.22% interest in one property and a 38% interest in Fund I which has interests ranging from 20% to 50% in three properties.

(8)	We have a 20% interest in Fund II which has a 96% interest in four properties.

KROGER/SAFEWAY PORTFOLIO
In January of 2003, Fund I formed a joint venture (the “Kroger/Safeway JV”) with an affiliate of real estate developer and investor AmCap Incorporated (“AmCap”) for the purpose of acquiring a portfolio of twenty-five supermarket leases for $48.9 million inclusive of the closing and other related acquisition costs. The portfolio, which aggregates approximately 1.0 million square feet, consists of 25 anchor-only leases with Kroger (12 leases) and Safeway supermarkets (13 leases). The majority of the properties are free-standing and all are triple-net leases. The Kroger/Safeway JV acquired the portfolio subject to long-term ground leases with terms, including renewal options, averaging in excess of 80 years, which are master leased to a non-affiliated entity. The rental options for the supermarket leases at the end of their primary lease term in approximately three years (“Primary Term”) are at an average of $5.13 per square foot. Although there is no obligation for the Kroger/Safeway JV to pay ground rent during the Primary Term, to the extent it exercises an option to renew a ground lease for a property at the end of the Primary Term, it will be obligated to pay an average ground rent of $1.55 per square foot.
The following table sets forth more specific information with respect to the 25 supermarket leases:

		Gross leasable		Rent upon initial	Lease expiration
		area		option	year/ Last option
Location	Tenant	(“GLA”)	Current rent	commencement	expiration year
Great Bend, KS	Kroger Co. (1)	48,000	$3.33	$2.40	2009/2049
Cincinnati, OH	Kroger Co.	32,200	7.49	5.36	2009/2049
Conroe, TX	Kroger Co. (2)	75,000	6.44	4.60	2009/2049
Harahan, LA	Kroger Co. (2)	60,000	6.41	4.61	2009/2049
Indianapolis, IN	Kroger Co.	34,000	5.42	3.87	2009/2049
Irving, TX	Kroger Co.	43,900	6.05	4.32	2009/2049
Pratt, KS	Kroger Co. (1)	38,000	5.26	3.78	2009/2049
Roanoke, VA	Kroger Co.	36,700	12.06	8.62	2009/2049
Shreveport, LA	Kroger Co.	45,000	9.74	6.96	2009/2049
Wichita, KS	Kroger Co. (1)	50,000	10.40	7.48	2009/2049
Wichita, KS	Kroger Co. (1)	40,000	9.70	6.97	2009/2049
Atlanta, TX	Safeway (3)	31,000	6.79	3.98	2009/2049
Batesville, AR	Safeway (1)	29,000	9.74	5.72	2009/2049
Benton, AR	Safeway (1)	33,500	8.02	4.71	2009/2049
Carthage, TX	Safeway (1)	27,700	7.01	4.12	2009/2049
Little Rock, AR	Safeway (1)	36,000	11.22	6.58	2009/2049
Longview, WA	Safeway	48,700	7.64	4.48	2009/2049
Mustang, OK	Safeway (1)	30,200	7.08	4.15	2009/2049
Roswell, NM	Safeway (2)	36,300	10.12	5.94	2009/2049
Ruidoso, NM	Safeway (1)	38,600	10.17	5.97	2009/2049
San Ramon, CA	Safeway	54,000	8.46	4.96	2009/2049
Springerville, AZ	Safeway	30,500	8.24	4.83	2009/2049
Tucson, AZ	Safeway	41,800	7.98	4.68	2009/2049
Tulsa, OK	Safeway (1)	30,000	8.45	4.96	2009/2049
Cary, NC	Kroger Co. (3)	48,000	6.37	4.55	2009/2049

	Total	1,018,100

Notes:

(1)	The tenant is obligated to pay rent pursuant to the lease and has sub-leased this location to a supermarket sub-tenant.

(2)	The tenant is obligated to pay rent pursuant to the lease and has sub-leased this location to a non-supermarket sub-tenant.

(3)	The tenant is currently not operating at this location although they continue to pay rent in accordance with the lease.

MULTI-FAMILY PROPERTIES
We own two multi-family properties located in the Mid-Atlantic and Midwest regions. As of December 31, 2006, the properties had an average occupancy rate of 90%. The following sets forth more specific information with respect to each of our multi-family properties at December 31, 2006:

		Year	Ownership
Multi-Family Property	Location	Acquired	Interest	Units	% Occupied
Missouri (1) Gate House, Holiday House, Tiger Village and Colony Apartments	Columbia	1998	Fee	874	92%
North Carolina Village Apartments	Winston Salem	1998	Fee	600	86%

Totals				1,474	90%

Notes:

(1)	We own four contiguous residential complexes in Columbia, Missouri which, although owned in two separate entities, are managed as a single property and therefore reflected as such
ITEM 3. LEGAL PROCEEDINGS:
We are involved in other various matters of litigation arising in the normal course of business. While we are unable to predict with certainty the amounts involved, management is of the opinion that, when such litigation is resolved, our resulting liability, if any, will not have a significant effect on our consolidated financial position or results of operations.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:
No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
(a) Market Information
The following table shows, for the period indicated, the high and low sales price for the Common Shares as reported on the New York Stock Exchange, and cash dividends paid during the two years ended December 31, 2006 and 2005:

			Dividend
Quarter Ended	High	Low	Per Share
2006

March 31, 2006	$24.21	$19.79	$0.1850
June 30, 2006	23.94	19.51	0.1850
September 30, 2006	26.70	22.70	0.1850
December 31, 2006	27.13	23.81	0.2000
2005

March 31, 2005	$16.76	$15.40	$0.1725
June 30, 2005	18.68	15.25	0.1725
September 30, 2005	20.13	17.38	0.1725
December 31, 2005	20.79	16.51	0.1850
At March 1, 2007, there were 348 holders of record of the Company’s Common Shares.
(b) Dividends
We have determined that for 2006, 100% of the total dividends distributed to shareholders represented ordinary income. There was no unrecaptured section 1250 gain or nontaxable return of capital in 2006. Our cash flow is affected by a number of factors, including the revenues received from rental properties, our operating expenses, the interest expense on our borrowings, the ability of lessees to meet their obligations to us and unanticipated capital expenditures. Future dividends paid by us will be at the discretion of the Trustees and will depend on our actual cash flows, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Trustees deem relevant.
(c) Issuer purchases of equity securities
We have an existing share repurchase program that authorizes management, at its discretion, to repurchase up to $20.0 million of our outstanding Common Shares. Through March 1, 2007, we had repurchased 2.1 million Common Shares at a total cost of $11.7 million. All of these Common Shares have been subsequently reissued. The program may be discontinued or extended at any time and there is no assurance that we will purchase the full amount authorized. There were no Common Shares repurchased by us during the fiscal year ended December 31, 2006.
(d) Securities authorized for issuance under equity compensation plans
The following table provides information related to our 1999 Share Incentive Plan (the “1999 Plan”), 2003 Share Incentive Plan (the “2003 Plan”) and the 2006 Share Incentive Plan (the “2006 Plan”) as of December 31, 2006:

Equity Compensation Plan Information
	(a)	(b)	(c)
	Number of securities to	Weighted- average	Number of securities remaining
	be issued upon exercise	exercise price of	available for future issuance under
	of outstanding options,	outstanding options,	equity compensation plans (excluding
	warrants and rights	warrants and rights	securities reflected in column) (a)
Equity compensation plans approved by security holders	550,372	$10.01	729,097	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	550,372	$10.01	729,097	(1)

Notes:

(1)	The 1999, 2003 and 2006 Plans authorize the issuance of options equal to up to a total of 12% of the total Common Shares outstanding from time to time on a fully diluted basis. The 2006 Plan authorizes the issuance of a maximum number of 500,000 Common Shares. However, not more than 4,000,000 of the Common Shares in the aggregate may be issued pursuant to the exercise of options and no participant may receive more than 5,000,000 Common Shares during the term of the 1999 and 2003 Plans. No participant may receive more than 500,000 Common Shares during the term of the 2006 Plan.

Remaining Common Shares available is as follows:

Outstanding Common Shares as of December 31, 2006	31,772,952
Outstanding OP Units as of December 31, 2006	642,272

Total Outstanding Common Shares and OP Units	32,415,224

12% of Common Shares pursuant to the 1999 and 2003 Plans	3,889,827
Common Shares pursuant to the 2006 Plan	500,000

Total Common Shares available under equity compensations plans	4,389,827

Less: Issuance of Restricted Shares Granted	(880,408)
Issuance of Options Granted	(2,780,322)

Number of Common Shares remaining available	729,097

(e) Share Price Performance Graph
The following graph compares the cumulative total shareholder return for our Common Shares for the period commencing December 31, 2001 through December 31, 2006 with the cumulative total return on the Russell 2000 Index (“Russell 2000”), the NAREIT All Equity REIT Index (the “NAREIT”) and the SNL Shopping Center REITs (the “SNL”) over the same period. Total return values for the Russell 2000, the NAREIT, the SNL and the Common Shares were calculated based upon cumulative total return assuming the investment of $100.00 in each of the Russell 2000, the NAREIT, the SNL and our Common Shares on December 31, 2001, and assuming reinvestment of such dividends. The shareholder return as set forth in the table below is not necessarily indicative of future performance.
Comparison of 5 Year Cumulative Total Return among Acadia Realty Trust, the Russell 2000, the NAREIT and the SNL:

	Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06

Acadia Realty Trust	100.00	125.41	224.19	305.64	391.01	503.39
Russell 2000	100.00	79.52	117.09	138.55	144.86	171.47
NAREIT All Equity REIT Index	100.00	103.82	142.37	187.33	210.12	283.78
SNL Shopping Center REITS Index	100.00	115.58	163.87	222.64	242.95	327.02

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth, on a historical basis, our selected financial data. This information should be read in conjunction with our audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this Form 10-K.

	Years ended December 31,
	(dollars in thousands, except per share amounts)
	2006	2005	2004	2003	2002
OPERATING DATA:
Revenues	$102,693	$100,806	$87,082	$82,791	$57,803
Operating expenses	46,101	41,642	36,135	34,530	26,677
Interest expense	22,451	18,804	16,687	15,573	8,679
Depreciation and amortization	26,637	25,905	22,781	23,672	12,441
Gain in sale of land	—	—	932	1,187	1,530
Equity in earnings of unconsolidated partnerships	2,559	21,280	513	985	542
Minority interest	5,223	(13,952)	(1,466)	(4,899)	(1,686)
Income tax benefit (expense)	508	(2,140)	—	—	—

Income from continuing operations	15,794	19,643	11,458	6,289	10,392
Income from discontinued operations	23,219	983	8,127	1,564	9,007

Net income	$39,013	$20,626	$19,585	$7,853	$19,399

Basic earnings per share:
Income from continuing operations	$0.49	$0.62	$0.39	$0.24	$0.41
Income from discontinued operations	0.71	0.03	0.28	0.06	0.36

Basic earnings per share	$1.20	$0.65	$0.67	$0.30	$0.77

Diluted earnings per share:
Income from continuing operations	$0.48	$0.61	$0.38	$0.23	$0.41
Income from discontinued operations	0.70	0.03	0.27	0.06	0.35

Diluted earnings per share	$1.18	$0.64	$0.65	$0.29	$0.76

Weighted average number of Common Shares outstanding
- basic	32,502	31,949	29,341	26,640	25,321
- diluted	33,153	32,214	29,912	27,232	25,806
Cash dividends declared per Common Share	$0.755	$0.7025	$0.6525	$0.595	$0.52
BALANCE SHEET DATA:
Real estate before accumulated depreciation	$677,238	$709,906	$599,558	$541,892	$375,149
Total assets	851,692	841,591	636,731	556,278	442,034
Total mortgage indebtedness	347,402	386,600	271,571	277,817	173,074
Total convertible notes payable	100,000	24,400	—	—	—
Minority interest in Operating Partnership	8,673	9,204	6,893	7,875	22,745
Minority interests in partially-owned affiliates	105,064	137,086	75,244	37,681	12,611
Total equity	241,119	220,576	216,924	169,734	161,323
OTHER:
Funds from Operations (1)	$39,953	$35,842	$30,004	$27,664	$30,162
Cash flows provided by (used in):
Operating activities	39,627	50,239	33,885	31,031	29,422
Investing activities	(58,890)	(135,470)	(72,860)	(76,552)	31,855
Financing activities	68,359	159,425	40,050	15,454	(50,215)

Notes:

(1)	The Company considers funds from operations (“FFO”) as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) to be an appropriate supplemental disclosure of operating performance for an equity REIT due to its widespread acceptance and use within the REIT and analyst communities. FFO is presented to assist investors in analyzing the performance of the Company. It is helpful as it excludes various items included in net income that are not indicative of the operating performance, such as gains (losses) from sales of depreciated property and depreciation and amortization. However, the Company’s method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REIT’s. FFO does not represent cash generated from operations as defined by generally accepted accounting principles (“GAAP”) and is not indicative of cash available to fund all cash needs, including distributions. It should not be considered as an alternative to net income for the purpose of evaluating the Company’s performance or to cash flows as a measure of liquidity. Consistent with the NAREIT definition, the Company defines FFO as net income (computed in accordance with GAAP), excluding gains (losses) from sales of depreciated property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Reconciliation of Net Income to Funds from Operations” for the reconciliation of net income to FFO.

ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
We currently operate 74 properties, which we own or have an ownership interest in, consisting of 72 neighborhood and community shopping centers and two multi-family properties, which are located primarily in the Northeast, Mid-Atlantic and Midwestern regions of the United States. We receive income primarily from the rental revenue from tenants at our properties, including recoveries from tenants, offset by operating and overhead expenses.
Our primary business objective is to acquire and manage commercial retail properties that will provide cash for distributions to shareholders while also creating the potential for capital appreciation to enhance investor returns. We focus on the following fundamentals to achieve this objective:
–	Own and operate a portfolio of community and neighborhood shopping centers and mixed-use properties with a retail component located in markets with strong demographics.

–	Generate internal growth within the portfolio through aggressive redevelopment, re-anchoring and leasing activities.

–	Generate external growth through an opportunistic yet disciplined acquisition program. The emphasis is on targeting transactions with high inherent opportunity for the creation of additional value through redevelopment and leasing and/or transactions requiring creative capital structuring to facilitate the transactions.

–	Partner with private equity investors for the purpose of making investments in operating retailers with significant embedded value in their real estate assets.

–	Maintain a strong and flexible balance sheet through conservative financial practices while ensuring access to sufficient capital to fund future growth.
RESULTS OF OPERATIONS
Comparison of the year ended December 31, 2006 (“2006”) to the year ended December 31, 2005 (“2005”)
The Brandywine Portfolio operations were consolidated as part of Fund I for the year ended December 31, 2005. Subsequent to the recapitalization and conversion of interests from Fund I to GDC in January 2006, the Brandywine Portfolio is accounted for under the equity method of accounting for the year ended December 31, 2006. In the following tables, we have excluded the Brandywine Portfolio operations for the year ended December 31, 2005 for purposes of comparability with the year ended December 31, 2006.

					Change from
		2005 As	Brandywine	2005	2005 Adjusted
(dollars in millions)	2006	Reported	Portfolio	Adjusted	$	%
Revenues Minimum rents	$69.7	$75.4	$(14.0)	$61.4	$8.3	13%
Percentage rents	1.2	1.3	(0.6)	0.7	0.5	71%
Expense reimbursements	15.0	14.9	(2.2)	12.7	2.3	18%
Other property income	1.2	2.3	(0.2)	2.1	(0.9)	(43)%
Management fee income	5.6	3.6	0.5	4.1	1.5	37%
Interest income	8.3	3.3	—	3.3	5.0	152%
Other	1.7	—	—	—	1.7	100%

Total revenues	$102.7	$100.8	$(16.5)	$84.3	$18.4	22%

The increase in minimum rents was attributable to additional rents following our acquisition of Chestnut Hill, Clark Diversey, A&P Shopping Plaza, 2914 Third Avenue and Boonton Shopping Center (60% owned) as well as Fund II acquisitions of Sherman Avenue and 161st Street in New York and a leasehold interest in Chicago (“2005/2006 Acquisitions”).
Expense reimbursements for both common area maintenance (“CAM”) and real estate taxes increased in 2006. CAM expense reimbursement increased $0.4 million as a result of higher tenant reimbursements following the 2005/2006 Acquisitions, offset by a decrease in tenant reimbursements as a result of lower snow removal costs in 2006. Real estate tax reimbursements increased $1.8 million, primarily as a result of the 2005/2006 Acquisitions, as well as general increases in real estate taxes across the portfolio.
The decrease in other property income was the result of receipt of a bankruptcy claim settlement against a former tenant in 2005.
Management fee income increased primarily as a result of fees earned in connection with the acquisition of the Klaff management contract rights in February 2005 and additional management fees earned from our investments in unconsolidated affiliates.
The increase in interest income was attributable to interest income on our advances and notes receivable originated in 2005 and 2006, as well as higher balances in interest earning assets in 2006.
Other income increased as a result of a $1.1 million reimbursement of the Company’s share of certain fees incurred by the institutional investors of Fund I for the Brandywine Portfolio, as well as $0.5 million related to termination of an interest rate swap in 2006.

					Change from 2005
		2005 As	Brandywine	2005	Adjusted
(dollars in millions)	2006	Reported	Portfolio	Adjusted	$	%
Operating Expenses Property operating	$15.7	$16.1	$(3.4)	$12.7	$3.0	24%
Real estate taxes	10.6	9.4	(0.8)	8.6	2.0	23%
General and administrative	19.8	16.2	—	16.2	3.6	22%
Depreciation and amortization	26.6	25.9	(2.6)	23.3	3.3	14%

Total operating expenses	$72.7	$67.6	$(6.8)	$60.8	$11.9	20%

The increase in property operating expenses was primarily the result of the recovery of approximately $0.5 million related to the settlement of our insurance claim in connection with the flood damage incurred at the Mark Plaza in 2005, increased property operating expenses related to the 2005/2006 Acquisitions and higher bad debt expense in 2006. These increases were offset by lower snow removal costs during 2006.
The increase in real estate taxes was due to general increases in real estate taxes experienced across the portfolio, as well as increased real estate tax expense related to the 2005/2006 Acquisitions.
The increase in general and administrative expense was primarily attributable to increased compensation expense of $2.7 million, including stock-based compensation of $0.9 million, and $0.9 million of other overhead expenses following the expansion of our infrastructure related to increased investment in development-intensive projects in Fund assets and asset management services.
Depreciation expense increased $1.4 million in 2006. This was principally a result of increased depreciation expense related to the 2005/2006 Acquisitions. Amortization expense increased $1.9 million, which was primarily the combination of an increase in amortization related to the 2005/2006 Acquisitions, specifically, amortization of tenant installation costs of $1.0 million, amortization of leasehold interest of $0.5 million and amortization of loan costs of $0.2 million. In addition, amortization expense increased $0.2 million related to the write off of certain Klaff management contracts following the disposition of these assets in 2006.

					Change from 2005
		2005 As	Brandywine	2005	Adjusted
(dollars in millions)	2006	Reported	Portfolio	Adjusted	$	%
Other:
Equity in earnings of unconsolidated affiliates	$2.6	$21.3	$0.9	$22.2	$(19.6)	(88)%
Interest expense	(22.5)	(18.8)	3.7	(15.1)	(7.4)	(49)%
Minority interest	5.2	(14.0)	5.1	(8.9)	14.1	158%
Income taxes	0.5	(2.1)	—	(2.1)	2.6	124%
Income from discontinued operations	23.2	1.0	—	1.0	22.2	(2220)%
Equity in earnings of unconsolidated affiliates decreased during 2006 primarily as a result of the gains recognized from the sale of Mervyns assets in 2005.
Interest expense increased $7.4 million as a result of higher average outstanding borrowings in 2006.
Minority interest variance is attributable to the minority partner’s share of gains from the sale of Mervyns assets in 2005.
The variance in income tax expense relates to taxes at the taxable REIT subsidiary (“TRS”) level on our share of gains from the sale of Mervyns locations during 2005.
Income from discontinued operations represents activity related to properties sold in 2006 and 2005.
Comparison of the year ended December 31, 2005 (“2005”) to the year ended December 31, 2004 (“2004”)

			Change
(dollars in millions)	2005	2004	$	%
Revenues:
Minimum rents	$75.4	$68.9	$6.5	9%
Percentage rents	1.3	1.3	—	—
Expense reimbursements	14.9	13.3	1.6	12%
Other property income	2.3	0.8	1.5	188%
Management fee income	3.6	1.3	2.3	177%
Interest income	3.3	1.3	2.0	154%
Other	—	0.2	(0.2)	(100)%

Total revenues	$100.8	$87.1	$13.7	16%

Minimum rents within our Funds I and II (“Funds”) increased $4.6 million primarily a result of minimum rents from properties we acquired through the Funds during 2004 and 2005 (“2004/2005 Fund Acquisitions”) as discussed in “LIQUIDITY AND CAPITAL RESOURCES” in Item 7 of this Form 10K. $1.9 million of the increase in minimum rents was attributable to additional rents following our purchase of Amboy Road shopping center in July 2005, re-tenanting activities as well as increased occupancy across the remaining balance of our portfolio.
Tenant expense reimbursements within our Funds increased $0.9 million primarily a result of our 2004/2005 Fund Acquisitions. Real estate tax reimbursements within the balance of the portfolio increased $0.5 million primarily as a result of general increases in real estate taxes as well as re-tenanting activities. CAM expense reimbursements within the balance of our portfolio increased $0.5 million as a result of increased tenant reimbursements of higher snow removal costs in 2005.
Management fee income increased primarily as a result of management fees earned related to our acquisition of certain management contract rights from Klaff in January 2004 and February 2005.
The increase in interest income was a combination of additional interest income earned on our notes receivable originated in 2004 and 2005 and additional interest income earned following our preferred equity investment in Levitz SL in 2005.

			Change
(dollars in millions)	2005	2004	$	%
Operating Expenses:
Property operating	$16.1	$17.0	$(0.9)	(5)%
Real estate taxes	9.4	8.2	1.2	15%
General and administrative	16.1	10.9	5.2	48%
Depreciation and amortization	25.9	22.8	3.1	14%

Total operating expenses	$67.5	$58.9	$8.6	15%

Property operating expenses within our Funds decreased $0.6 million primarily as a result of the reduction in the allowance for doubtful accounts as a result of the recovery of amounts due from Penn Traffic following its bankruptcy and the partial recovery of previous years CAM billings previously disputed by tenants. The decrease in property operating expenses within our remaining portfolio was primarily a result of our recovery of $0.5 million in 2005 related to the settlement of our insurance claim in connection with the flood damage incurred at Mark Plaza. A non-recurring charge of approximately $0.7 million related to this flood damage was recorded in 2004. This decrease was partially offset by higher snow removal costs in 2005.
Real estate taxes increased $0.8 million within our Funds primarily as a result of our 2004/2005 Fund Acquisitions. General increases in real estate taxes due to increases in assessments and tax rates were also experienced across our remaining portfolio.
The increase in general and administrative expense was attributable to increased compensation expense and other overhead expenses following the expansion of our infrastructure related to increased investment activity in fund assets and asset management services.
The $1.9 million increase in depreciation and amortization expense in 2005 within our Funds was primarily attributable to our 2004/2005 Fund Acquisitions. Within the balance of our portfolio, depreciation expense increased $0.3 million primarily related to capitalized tenant installation costs in 2004 and 2005. Amortization expense increased primarily as a result of the write-off of acquisition costs totaling $0.5 million allocable to specific Klaff management contracts following the disposition of the related assets.

			Change
(dollars in millions)	2005	2004	$	%
Other:
Equity in earnings of unconsolidated partnerships	$21.3	$0.5	$20.8	4160%
Interest Expense	(18.8)	(16.7)	(2.1)	(13)%
Gain on Sale	—	0.9	(0.9)	(100)%
Minority Interest	(14.0)	(1.4)	(12.6)	(900)%
Income Taxes	(2.1)	—	(2.1)	—
Income from discontinued operations	1.0	8.1	(7.1)	(88)%
Equity in earnings of unconsolidated partnerships increased primarily as a result of our share of gain from the sale of certain Mervyn’s locations.
The increase in interest expense was primarily attributable to our Fund Acquisitions and higher average interest rates on the portfolio mortgage debt in 2005.
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
Income taxes in 2005 relate to our share of the income taxes on gain from the sale of certain Mervyn’s locations during the third and fourth quarters of 2005.
Income (loss) from discontinued operations represents activity related to properties sold during 2004 and 2005 as well as property held for sale subsequent to 2005.
RECONCILIATION OF NET INCOME TO FUNDS FROM OPERATIONS

	For the Years Ended December 31,
	2006	2005	2004	2003	2002
Net income	$39,013	$20,626	$19,585	$7,853	$19,399
Depreciation of real estate and amortization of leasing costs:
Consolidated affiliates, net of minority interests’ share	20,206	16,676	16,026	18,421	15,335
Unconsolidated affiliates	1,806	746	714	643	632
Income attributable to minority interest in operating partnership (1)	803	416	375	747	2,928
Gain on sale of properties	(21,875)	(2,622)	(6,696)	—	(8,132)

Funds from operations	$39,953	$35,842	$30,004	$27,664	$30,162

Notes:

(1)	Represents income attributable to Common Operating Partnership Units and does not include distributions paid to Series A and B Preferred OP Unitholders.

LIQUIDITY AND CAPITAL RESOURCES
USES OF LIQUIDITY
Our principal uses of liquidity are expected to be for distributions to our shareholders and OP unit holders, debt service and loan repayments, and property investment which include the funding of our joint venture commitments, acquisition, redevelopment, expansion and re-tenanting activities.
Distributions
In order to qualify as a REIT for Federal income tax purposes, we must currently distribute at least 90% of our taxable income to our shareholders. For the first three quarters during 2006, we paid a quarterly dividend of $0.185 per Common Share and Common OP Unit. In December of 2006, our Board of Trustees approved and declared an 8.1% increase in our quarterly dividend to $0.20 per Common Share and Common OP Unit for the fourth quarter of 2006, which was paid January 16, 2007.
Acadia Strategic Opportunity Fund, LP (“Fund I”)
In September 2001, the Operating Partnership committed $20.0 million to a newly formed joint venture with four of our institutional shareholders, who committed $70.0 million, for the purpose of acquiring a total of approximately $300.0 million of community and neighborhood shopping centers on a leveraged basis.
On January 4, 2006, we recapitalized a one million square foot retail portfolio located in Wilmington, Delaware (“Brandywine Portfolio”) through a merger of interests with affiliates of GDC Properties (“GDC”). The Brandywine Portfolio was recapitalized through a “cash out” merger of the 77.8% interest, which was previously held by the institutional investors in Fund I (the “Investors”) to affiliates of GDC at a valuation of $164.0 million. The Operating Partnership, through a subsidiary, retained our existing 22.2% interest and continue to operate the Brandywine Portfolio and earn fees for such services. At the closing, the Investors, excluding the Operating Partnership, received a return of all their capital invested in Fund I and preferred return, thus triggering the Operating Partnership’s Promote distribution in all future Fund I distributions and increasing the Operating Partnership’s interest in cash flow and income from 22.2% to 37.8% as a result of the Promote. In June 2006, the Investors received $36.0 million of additional proceeds from this transaction following the replacement of bridge financing provided by them with permanent mortgage financing
As of December 31, 2006, we have a total of 32 properties totaling 2.0 million square feet as further discussed in “PROPERTY ACQUISITIONS” in Item 1 of this Form 10-K.
Acadia Strategic Opportunity Fund II, LLC (“Fund II”)
On June 15, 2004, we closed our second acquisition fund, Fund II, which includes all of the investors from Fund I as well as two additional institutional investors. With $300.0 million of committed discretionary capital, Fund II expects to be able to acquire up to $900.0 million of real estate assets on a leveraged basis. The Operating Partnership is the managing member with a 20% interest in the joint venture. The terms and structure of Fund II are substantially the same as Fund I with the exceptions that the preferred return is 8%. As of December 31, 2006, $122.6 million has been contributed to Fund II, of which the Operating Partnership’s share is $24.5 million.
Fund II has invested in the RCP Venture and the New York Urban/Infill Redevelopment initiatives and other investments as further discussed in “PROPERTY ACQUISITIONS” in Item 1 of Form 10-K .
New York Urban/ Infill Redevelopment Initiative
In September 2004, we, through Fund II, launched our New York Urban Infill Redevelopment initiative. As retailers continue to recognize that many of the nation’s urban markets are underserved from a retail standpoint, Fund II’s intent is to capitalize on this trend by investing in redevelopment projects in dense urban areas where retail tenant demand has effectively surpassed the supply of available sites. During 2004, Fund II, together with an unaffiliated partner, P/A, formed Acadia-P/A for the purpose of acquiring, constructing, developing, owning, operating, leasing and managing certain retail real estate properties in the New York City metropolitan area. P/A has agreed to invest 10% of required capital up to a maximum of $2.2 million and Fund II, the managing member, has agreed to invest the balance to acquire assets in which Acadia-P/A agrees to invest. Operating cash flow is generally to be distributed pro-rata to Fund II and P/A until each has received a 10% cumulative return and then 60% to Fund II and 40% to P/A. Distributions of net refinancing and net sales proceeds, as defined, follow the distribution of operating cash flow except that unpaid original capital is returned before the 60%/40% split between Fund II and P/A, respectively. Upon the liquidation of the last property investment of Acadia-P/A, to the extent that Fund II has not received an 18% internal rate of return (“IRR”) on all of its capital contributions, P/A is obligated to return a portion of its previous distributions, as defined, until Fund II has received an 18% IRR. To date, Fund II has, in conjunction with P/A, invested in seven projects through Fund II as follows:

				Redevelopment (dollars in millions)
				Anticipated		Square
		Year	Purchase	additional	Estimated	feet upon
Property	Location	acquired	price	costs	completion	completion
Liberty Avenue (1)	Queens	2005	$—	$15.0	1st half 2007	125,000
216th Street	Manhattan	2005	7.0	18.0	2nd half 2007	60,000
Pelham Manor Shopping Center (1)	Westchester	2004	—	40.0	2nd half 2008	320,000
161st Street	Bronx	2005	49.0	16.0	2nd half 2008	232,000
400 East Fordham Road	Bronx	2004	30.0	85.0	1st half 2009	276,000
Canarsie Plaza (2)	Brooklyn	2007	—	60.0	1st half 2009	323,000
4650 Broadway	Manhattan	2005	25.0	30.0	2nd half 2009	175,000

Total			$111.0	$264.0		1,511,000

Notes:

(1)	Fund II acquired a leasehold interest at this property.

(2)	Closing is anticipated in 2007, although such closing cannot be assured.
Other Investments
During 2005 and 2006, we made the following other investments as further discussed in “PROPERTY ACQUISITIONS” in Item 1 of this Form 10-K:
(i) $16.8 million in Amboy Road
(ii) $4.0 million for Klaff’s management rights
(iii) $9.8 million for Clark/Diversey
(iv) $3.2 million for Boonton Shopping Center
(v) $16.0 million for Chestnut Hill and
(vi) $18.5 million for 2914 Third Avenue.
Property Development, Redevelopment and Expansion
Our redevelopment program focuses on selecting well-located neighborhood and community shopping centers and creating significant value through re-tenanting and property redevelopment.
During 2006, the Company commenced the redevelopment and re-tenanting of the Bloomfield Town Square, located in Bloomfield Hills, Michigan. A former outparcel building, occupied by Chrysler Dodge, was demolished and replaced with a 17,500 square foot building occupied by Drexel Heritage and Panera Bread. The new tenants opened and commenced paying rent during the third and fourth quarters of 2006, and are paying base rent at a 127% increase over that of Chrysler Dodge. In addition, the Company has re-tenanted approximately 26,000 square feet to Circuit City which is anticipated to open and commence paying rent in the fourth quarter of 2007 at a 79% increase over that of the former tenants. Total costs for this project are anticipated to be $3.3 million.
Additionally, for the year ending December 31, 2007, we currently estimate that capital outlays of approximately $4.8 million to $6.5 million will be required for tenant improvements, related renovations and other property improvements.
Share Repurchase
Repurchases of our Common Shares is an additional use of liquidity as discussed in Item 5 of this Form 10-K.
SOURCES OF LIQUIDITY
We intend on using Fund II as the primary vehicle for our future acquisitions, including investments in the RCP Venture and New York Urban/Infill Redevelopment initiative. Sources of capital for funding property acquisitions, redevelopment, expansion and re-tenanting, as well as future repurchases of Common Shares are expected to be obtained primarily from issuance of public equity or debt instruments, cash on hand, additional debt financings, unrelated member capital contributions and future sales of existing properties. As of December 31, 2006, we had a total of approximately $162.2 million of additional capacity under existing debt facilities, cash and cash equivalents on hand of $139.6 million, and eight properties that are unencumbered and available as potential collateral for future borrowings. In addition, on February 26, 2007, we through our RCP Venture, received a cash distribution totaling approximately $42.5 million from our ownership position in Albertsons. The Operating Partnership’s share of this distribution amounted to approximately $8.5 million and is subject to income tax considerations. The distribution resulted from cash proceeds obtained by Albertsons in connection with its disposition of certain operating stores and a refinancing of the remaining assets held in the entity. We anticipate that cash flow from operating activities will continue to provide adequate capital for all of our debt service payments, recurring capital expenditures and REIT distribution requirements.
Issuance of Convertible Notes
In December 2006, we issued $100.0 million of 3.75% Convertible Notes. These Notes were issued at par and are due in 2026. In January 2007, an option was exercised to issue an additional $15.0 million of Convertible Notes. The $112.1 million in proceeds, net of related costs, were used to retire variable rate debt, fund capital commitments and general company purposes.
Issuance of Equity
During January 2007, we filed a shelf registration on Form S-3 providing offerings for up to a total of $300.0 million of Common Shares, Preferred Shares and debt securities. To date, we have not issued any securities pursuant to this shelf registration.
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
Financing and Debt
At December 31, 2006, mortgage and convertible notes payable aggregated $445.2 million, net of unamortized premium of $2.2 million, and were collateralized by 52 properties and related tenant leases. Interest rates on our outstanding indebtedness ranged from 3.75% to 8.5% with maturities that ranged from July 2007 to November 2032. Taking into consideration $16.0 million of notional principal under variable to fixed-rate swap agreements currently in effect, $351.0 million of the portfolio, or 79%, was fixed at a 5.2% weighted average interest rate and $94.2 million, or 21% was floating at a 6.7% weighted average interest rate. There is $54.9 million of debt maturing in 2007 at weighted average interest rates of 6.3%. We intend to refinance the indebtedness or select other alternatives based on market conditions at that time.
Reference is made to Note 6 and Note 7 in the Notes to Consolidated Financial Statements that begin on page F-9 of this Form 10-K for a summary of the financing and refinancing transactions since December 31, 2005.
Asset Sales
Asset sales are an additional source of liquidity for us. During the fourth quarter of 2006, we sold the Soundview Marketplace, Bradford Towne Center, Greenridge Plaza, Luzerne Street Shopping Center and Pittston Plaza. During 2005 and 2004, we sold the Berlin Shopping Center and East End Centre. These sales are discussed in “ASSET SALES AND CAPITAL/ASSET RECYCLING” in Item 1 of this Form 10-K.
CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS
At December 31, 2006, maturities on our mortgage notes ranged from July 2007 to November 2032. In addition, we have non-cancelable ground leases at seven of our shopping centers. We lease space for its White Plains corporate office for a term expiring in 2010. The following table summarizes our debt maturities and obligations under non-cancelable operating leases of December 31, 2006:

	Payments due by period
		Less than	1 to 3	3 to 5	More than
(amounts in millions)	Total	1 year	years	years	5 years
Contractual obligation
Future debt maturities	$445.2	$60.0	$57.1	$154.3	$173.8
Interest obligations on debt	137.6	24.0	37.9	32.8	42.9
Operating lease obligations	120.8	3.6	7.6	8.6	101.0

Total	$703.6	$87.6	$102.6	$195.7	$317.7

OFF BALANCE SHEET ARRANGEMENTS
We have investments in the following joint ventures for the purpose of investing in operating properties. We account for these investments using the equity method of accounting as we have a non-controlling interest. As such, our financial statements reflect our share of income from but not the assets and liabilities of these joint ventures.
–	We own a 49% interest in two partnerships which own the Crossroads Shopping Center (“Crossroads”). Our pro rata share of Crossroads mortgage debt as of December 31, 2006 was $31.4 million. This fixed-rate debt bears interest at 5.4% and matures in December 2014.

–	We own a 22.2% investment in various entities which own the Brandywine Portfolio. Our pro-rata share of Brandywine debt as of December 31, 2006, was $36.9 million with a fixed interest rate of 5.99%. These loans mature on July 1, 2016.

–	We have 50% interests in two Fund I investments of which our pro-rata share of mortgage debt (net of the Fund I minority interest share) as of December 31, 2006, was $2.6 million with a weighted average interest rate of 6.97%. Both of these loans mature during August 2010.
In addition, we have arranged for the provision of five separate letters of credit in connection with certain leases and investments. As of December 31, 2006, there was no balance outstanding under any of the letters of credit. If the letters of credit were fully drawn, the combined maximum amount of exposure would be approximately $3.1 million.
HISTORICAL CASH FLOW
The following discussion of historical cash flow compares our cash flow for the year ended December 31, 2006 with our cash flow for the year ended December 31, 2005.
Cash and cash equivalents were $139.6 million and $90.5 million at December 31, 2006 and 2005, respectively. The increase of $49.1 million was a result of the following increases and decreases in cash flows:

	Years Ended December 31,
(amounts in millions)	2006	2005	Variance
Net cash provided by operating activities	$39.6	$50.2	$(10.6)
Net cash used in investing activities	(58.9)	(135.5)	76.6
Net cash provided by financing activities	68.4	159.4	(91.0)

Totals	$49.1	$74.1	$(25.0)

The variance in net cash provided by operating activities resulted from a decrease of $22.0 million in operating income before non-cash expenses in 2006, which was primarily due to $20.9 million of distributions of operating income from unconsolidated affiliates as a result of the distributions from Mervyns in 2005, as well as those factors discussed within Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations. In addition, a net increase of $11.4 million resulted from changes in operating assets and liabilities, primarily rents receivable, prepaid expenses and other assets.
The decrease in net cash used in investing activities was primarily the result of a $44.1 million decrease in cash used for real estate acquisitions, development and tenant installations, $34.5 million of additional proceeds from the sale of properties in 2006, a net decrease of $28.1 million related to the 2005 Levitz preferred equity investment (Note 4) and the 2006 Levitz note receivable (Note 4) activity and $5.6 million of additional return of capital from unconsolidated affiliates in 2006. These net decreases were offset by $26.2 million of additional investments in unconsolidated partnerships, primarily the Albertsons investment in 2006 and $8.1 million of additional notes issued in 2006.
The decrease in net cash provided by financing activities resulted primarily from $148.2 million of additional cash used for the net repayment of debt in 2006 and $36.1 million of additional distributions to partners and members in 2006, primarily relating to the Mervyns investment. These net decreases were partially offset by $100.0 million of proceeds from the Convertible Debt issuance in 2006.

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
Valuation of Property Held for Use and Sale
On a quarterly basis, we review the carrying value of both properties held for use and for sale. We record impairment losses and reduce the carrying value of properties when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases where we do not expect to recover our carrying costs on properties held for use, we reduce our carrying cost to fair value. For properties held for sale, we reduce our carrying value to the fair value less costs to sell. For the year ended December 31, 2006, no impairment loss was recognized. For the year ended December 31, 2005, an impairment loss of $0.8 million was recognized related to a property that was sold in July of 2005. Management does not believe that the value of any properties in its portfolio was impaired as of December 31, 2006 or 2005.
Bad Debts
We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make payments on arrearages in billed rents, as well as the likelihood that tenants will not have the ability to make payment on unbilled rents including estimated expense recoveries and straight-line rent. As of December 31, 2006, we had recorded an allowance for doubtful accounts of $3.3 million. If the financial condition of our tenants were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Our primary market risk exposure is to changes in interest rates related to our mortgage debt. See the consolidated financial statements and notes thereto included in this Annual Report on Form 10-K for certain quantitative details related to our mortgage debt.
Currently, we manage our exposure to fluctuations in interest rates primarily through the use of fixed-rate debt and interest rate swap agreements. As of December 31, 2006, we had total mortgage debt of $445.2 million of which $351.0 million, or 79%, was fixed-rate, inclusive of interest rate swaps, and $94.2 million, or 21%, was variable-rate based upon LIBOR plus certain spreads. As of December 31, 2006, we were a party to two interest rate swap transactions to hedge our exposure to changes in interest rates with respect to $16.0 million of LIBOR-based variable-rate debt. We also have one forward-starting interest rate swap which commences during 2007 and matures in 2012 that will hedge our exposure to changes in interest rates with respect to $8.4 million of refinanced LIBOR-based variable rate debt with the matching maturities.
The following table sets forth information as of December 31, 2006 concerning our long-term debt obligations, including principal cash flows by scheduled maturity and weighted average interest rates of maturing amounts (amounts in millions):
Consolidated mortgage debt:

				Weighted
	Scheduled			average
Year	amortization	Maturities	Total	interest rate
2007	$5.2	$54.9	$60.1	6.3%
2008	9.1	34.9	44.0	6.7%
2009	10.6	2.5	13.1	7.0%
2010	3.5	14.7	18.2	7.6%
2011	21.3	114.8	136.1	4.2%
Thereafter	24.8	148.9	173.7	5.7%

	$74.5	$370.7	$445.2

Mortgage debt in unconsolidated partnerships (at our pro rata share):

				Weighted
	Scheduled			average
Year	amortization	Maturities	Total	interest rate
2007	$0.4	$—	$0.4	n/a
2008	0.4	—	0.4	n/a
2009	0.5	—	0.5	n/a
2010	0.5	2.5	3.0	7.0%
2011	0.5	—	0.5	n/a
Thereafter	1.7	64.3	66.0	5.7%

	$4.0	$66.8	$70.8

Of our total consolidated and our pro-rata share of unconsolidated outstanding debt, $54.9 million and $34.9 million will become due in 2007 and 2008, respectively. As we intend on refinancing some or all of such debt at the then-existing market interest rates which may be greater than the current interest rate, our interest expense would increase by approximately $0.9 million annually if the interest rate on the refinanced debt increased by 100 basis points. Interest expense on our variable debt of $94.2 million as of December 31, 2006 would increase $0.9 million if LIBOR increased by 100 basis points. We may seek additional variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, we would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.
Based on our outstanding debt balances as of December 31, 2006, the fair value of our total outstanding debt would decrease by approximately $16.4 million if interest rates increase by 1%. Conversely, if interest rates decrease by 1%, the fair value of our total outstanding debt would increase by approximately $17.7 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The financial statements beginning on page F-1 are incorporated herein by reference.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:
None.
ITEM 9A. CONTROLS AND PROCEDURES.
(i) Disclosure Controls and Procedures
We conducted an evaluation, under the supervision and with the participation of management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2006.
(ii) Internal Control Over Financial Reporting
(a) Management’s Annual Report on Internal Control Over Financial Reporting
Management of Acadia Realty Trust is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, we used the criteria set forth in the framework in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control–Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.
BDO Seidman, LLP, an independent registered public accounting firm that audited our Financial Statements included in this Annual Report, has issued an attestation report on our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 which appears in this item 9A.
Acadia Realty Trust
White Plains, New York
March 1, 2007

(b) Attestation report of the independent registered public accounting firm
The Shareholders and Trustees of
Acadia Realty Trust
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Acadia Realty Trust and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Acadia Realty Trust and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Acadia Realty Trust and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Acadia Realty Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Acadia Realty Trust and subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of income, shareholders’ equity, and cash flows for the years then ended December 31, 2006 and 2005 and our report dated March 1, 2007 expressed an unqualified opinion thereon.
/s/ BDO Seidman, LLP
New York, New York
March 1, 2007
(c) Changes in internal control over financial reporting.
There was no change in our internal control over financial reporting during our fourth fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
None

PART III
ITEM 10. DIRECTORS; EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
This item is incorporated by reference from the definitive proxy statement for the 2007 Annual Meeting of Shareholders presently scheduled to be held May 15, 2007, to be filed pursuant to Regulation 14A.
ITEM 11. EXECUTIVE COMPENSATION.
This item is incorporated by reference from the definitive proxy statement for the 2007 Annual Meeting of Shareholders presently scheduled to be held May 15, 2007, to be filed pursuant to Regulation 14A.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
This item is incorporated by reference from the definitive proxy statement for the 2007 Annual Meeting of Shareholders presently scheduled to be held May 15, 2007, to be filed pursuant to Regulation 14A.
The information under Item 5 under the heading “(d) Securities authorized for issuance under equity compensation plans” is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE:
This item is incorporated by reference from the definitive proxy statement for the 2007 Annual Meeting of Shareholders presently scheduled to be held May 15, 2007, to be filed pursuant to Regulation 14A.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
This item is incorporated by reference from the definitive proxy statement for the 2007 Annual Meeting of Shareholders presently scheduled to be held May 15, 2007, to be filed pursuant to Regulation 14A.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
1. Financial Statements: See “Index to Financial Statements” at page F-1 below.
2. Financial Statement Schedule: See “Schedule III—Real Estate and Accumulated Depreciation” at page F-41 below.
3. Exhibits:

Exhibit No.	Description
3.1	Declaration of Trust of the Company, as amended (1)

3.2	Fourth Amendment to Declaration of Trust (4)

3.3	Amended and Restated By-Laws of the Company (22)

4.1	Voting Trust Agreement between the Company and Yale University dated February 27, 2002 (14)

10.1	1999 Share Option Plan (8) (20)

10.2	2003 Share Option Plan (16) (20)

10.3	Form of Share Award Agreement (17) (21)

10.4	Form of Registration Rights Agreement and Lock-Up Agreement (18)

10.5	Registration Rights and Lock-Up Agreement (RD Capital Transaction) (11)

10.6	Registration Rights and Lock-Up Agreement (Pacesetter Transaction) (11)

10.7	Contribution and Share Purchase Agreement dated as of April 15, 1998 among Mark Centers Trust, Mark Centers Limited Partnership, the Contributing Owners and Contributing Entities named therein, RD Properties, L.P. VI, RD Properties, L.P. VIA and RD Properties, L.P. VIB (9)

10.8	Agreement of Contribution among Acadia Realty Limited Partnership, Acadia Realty Trust and Klaff Realty, LP and Klaff Realty, Limited (18)

10.9	Employment agreement between the Company and Kenneth F. Bernstein dated October 1998 (6) (21)

10.11	Amendment to employment agreement between the Company and Kenneth F. Bernstein dated January 19, 2007 (26) (21)

10.12	First Amendment to Employment Agreement between the Company and Kenneth Bernstein dated as of January 1, 2001 (12) (21)

10.14	Letter of employment offer between the Company and Michael Nelsen, Sr. Vice President and Chief Financial Officer dated February 19, 2003 (15) (21)

10.15	Severance Agreement between the Company and Joel Braun, Sr. Vice President, dated April 6, 2001 (13) (21)

10.16	Severance Agreement between the Company and Joseph Hogan, Sr. Vice President, dated April 6, 2001 (13) (21)

10.17	Severance Agreement between the Company and Joseph Napolitano, Sr. Vice President dated April 6, 2001 (18) (21)

10.18	Severance Agreement between the Company and Robert Masters, Sr. Vice President and General Counsel dated January 2001 (18) (21)

10.19	Severance Agreement between the Company and Michael Nelsen, Sr. Vice President and Chief Financial Officer dated February 19, 2003 (15) (21)

10.20	Secured Promissory Note between RD Absecon Associates, L.P. and Fleet Bank, N.A. dated February 8, 2000 (7)

10.21	Promissory Note between 239 Greenwich Associates, L.P. and Greenwich Capital Financial Products, Inc. dated May 30, 2003 (18)

10.22	Open-End Mortgage, Assignment of Leases and Rents, and Security Agreement between 239 Greenwich Associates, L.P. and Greenwich Capital Financial Products, Inc. dated May 30, 2003 (18)

10.23	Promissory Note between Merrillville Realty, L.P. and Sun America Life Insurance Company dated July 7, 1999 (7)

10.24	Secured Promissory Note between Acadia Town Line, LLC and Fleet Bank, N.A. dated March 21, 1999 (7)

10.25	Promissory Note between RD Village Associates Limited Partnership and Sun America Life Insurance Company Dated September 21, 1999 (7)

10.26	First Amendment to Severance Agreements between the Company and Joel Braun Executive Vice President and Chief Investment Officer, Michael Nelsen, Senior Vice President and Chief Financial Officer, Robert Masters, Senior Vice President, General Counsel, Chief Compliance Officer and Secretary and Joseph Hogan, Senior Vice President and Director of Construction dated January 19, 2007 (21) (26)

10.33	Term Loan Agreement between Acadia Realty L.P. and The Dime Savings Bank of New York, dated March 30, 2000 (10)

10.34	Mortgage Agreement between Acadia Realty L.P. and The Dime Savings Bank of New York, dated March 30, 2000 (10)

10.35	Promissory Note between RD Whitegate Associates, L.P. and Bank of America, N.A. dated December 22, 2000 (10)

10.36	Promissory Note between RD Columbia Associates, L.P. and Bank of America, N.A. dated December 22, 2000 (10)

10.44	Prospectus Supplement Regarding Options Issued under the Acadia Realty Trust 1999 Share Incentive Plan and 2003 Share Incentive Plan (19) (21)

10.45	Acadia Realty Trust 1999 Share Incentive Plan and 2003 Share Incentive Plan Deferral and Distribution Election Form (19) (21)

10.46	Amended, Restated And Consolidated Promissory Note between Acadia New Loudon, LLC and Greenwich Capital Financial Products, Inc. dated August 13, 2004 (19)

Exhibit No.	Description
10.47	Amended, Restated And Consolidated Mortgage, Assignment Of Leases And Rents And Security Agreement between Acadia New Loudon, LLC and Greenwich Capital Financial Products, Inc. dated August 13, 2004 (19)

10.51	Mortgage, Assignment of Leases and Rents and Security Agreement between Acadia Crescent Plaza, LLC and Greenwich Capital Financial Products, Inc. dated August 31, 2005 (22)

10.52	Mortgage, Assignment of Leases and Rents and Security Agreement between Pacesetter/Ramapo Associates and Greenwich Capital Financial Products, Inc. dated October 17, 2005 (22)

10.53	Loan Agreement between RD Elmwood Associates, L.P. and Bear Stearns Commercial Finance Mortgage, Inc. dated December 9, 2005 (22)

10.54	Mortgage and Security Agreement between RD Elmwood Associates, L.P. and Bear Stearns Commercial Finance Mortgage, Inc. dated December 9, 2005 (22)

10.55	Agreement and Plan Of Merger Dated as of December 22, 2005 by and among Acadia Realty Acquisition I, LLC, Ara Btc LLC, ARA MS LLC, ARA BS LLC, ARA BC LLC and ARA BH LLC, Acadia Investors, Inc., AII BTC LLC, AII MS LLC, AII BS LLC, AII BC LLC And AII BH LLC, Samuel Ginsburg 2000 Trust Agreement #1, Martin Ginsburg 2000 Trust Agreement #1, Martin Ginsburg, Samuel Ginsburg and Adam Ginsburg, and GDC SMG, LLC, GDC Beechwood, LLC, Aspen Cove Apartments, LLC and SMG Celebration, LLC (23)

10.56	Amended and Restated Loan Agreement between Acadia Realty Limited Partnership, as lender, and Levitz SL Woodbridge, L.L.C., Levitz SL St. Paul, L.L.C., Levitz SL La Puente, L.L.C., Levitz SL Oxnard, L.L.C., Levitz SL Willowbrook, L.L.C., Levitz SL Northridge, L.L.C., Levitz SL San Leandro, L.L.C., Levitz SL Sacramento, L.L.C., HL Brea, L.L.C., HL Deptford, L.L.C., HL Hayward, L.L.C., HL San Jose, L.L.C., HL Scottsdale, L.L.C., HL Torrance, L.L.C., HL Irvine 1, L.L.C., HL West Covina, L.L.C., HL Glendale, L.L.C. and HL Northridge, L.L.C., each a Delaware limited liability company, Levitz SL Langhorne, L.P. and HL Fairless Hills, L.P., each a Delaware limited partnership (each, together with its permitted successors and assigns, a “Borrower” , and collectively, together with their respective permitted successors and assigns, “ Borrowers ”), dated June 1, 2006 (24)

10.57	Consent and Assumption Agreement between Thor Chestnut Hill, LP, Thor Chestnut Hill II, LP, Acadia Chestnut, LLC, Acadia Realty Limited Partnership and Wells Fargo Bank, N.A. dated June 9, 2006, original Mortgage and Security Agreement between Thor Chestnut Hill, LP and Thor Chestnut Hill II, LP and Column Financial, Inc. dated June 5, 2003 and original Assignment of Leases and Rents from Thor Chestnut Hill, LP and Thor Chestnut Hill II, LP to Column Financial, Inc. dated June 2003. (24)

10.58	Loan Agreement and Promissory Note between RD Woonsocket Associates, L.P. and Merrill Lynch Mortgage Lending, Inc. dated September 8, 2006 (25)

10.59	Amended and Restated Revolving Loan Agreement dated as of December 19, 2006 by and among RD Abington Associates LP, Acadia Town Line, LLC, RD Methuen Associates LP, RD Absecon Associates, LP, RD Bloomfield Associates, LP, RD Hobson Associates, LP, and RD Village Associates LP, and Bank of America, N.A. and the First Amendment to Amended and Restated Revolving Loan Agreement dated February, 2007. (26)

10.60	Loan Agreement between Bank of America, N.A. and RD Branch Associates, LP dated December 19, 2006. (26)

21	List of Subsidiaries of Acadia Realty Trust (27)

23.1	Consent of Registered Public Accounting Firm to Form S-3 and Form S-8 (27)

23.2	Consent of former Registered Public Accounting Firm to Form S-3 and Form S-8 (27)

31.1	Certification of Chief Executive Officer pursuant to rule 13a–14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (26)

31.2	Certification of Chief Financial Officer pursuant to rule 13a–14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (26)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (26)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (26)

99.1	Amended and Restated Agreement of Limited Partnership of the Operating Partnership (11)

99.2	First and Second Amendments to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership (11)

99.3	Third Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership (18)

99.4	Fourth Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership (18)

99.5	Certificate of Designation of Series A Preferred Operating Partnership Units of Limited Partnership Interest of Acadia Realty Limited Partnership (2)

99.6	Certificate of Designation of Series B Preferred Operating Partnership Units of Limited Partnership Interest of Acadia Realty Limited Partnership (18)

Notes:

(1)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal Year ended December 31, 1994

(2)	Incorporated by reference to the copy thereof filed as an Exhibit to Company’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 1997

(3)	Incorporated by reference to the copy thereof filed as an Exhibit to Company’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 1998

(4)	Incorporated by reference to the copy thereof filed as an Exhibit to Company’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 1998

(5)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Registration Statement on Form S-11 (File No.33-60008)

(6)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form10-K filed for the fiscal year ended December 31, 1998

(7)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form10-K filed for the fiscal year ended December 31, 1999

(8)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Registration Statement on Form S-8 filed September 28, 1999

(9)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Form 8-K filed on April 20, 1998

(10)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Form 10-K filed for the fiscal year ended December 31, 2000

(11)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Registration Statement on Form S-3 filed on March 3, 2000

(12)	Incorporated by reference to the copy thereof filed as an Exhibit to Company’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 2001

(13)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001

(14)	Incorporated by reference to the copy thereof filed as an Exhibit to Yale University’s Schedule 13D filed on September 25, 2002

(15)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2002

(16)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Definitive Proxy Statement on Schedule 14A filed April 29, 2003.

(17)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Current Report on Form 8-K filed on July 2, 2003

(18)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2003

(19)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2004.

(20)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2004.

(21)	Management contract or compensatory plan or arrangement.

(22)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2005.

(23)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Current Report on Form 8-K filed on January 4, 2006

(24)	Incorporated by reference to the copy thereof filed as an Exhibit to Company’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2006

(25)	Incorporated by reference to the copy thereof filed as an Exhibit to Company’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 2006

(26)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Current Report on Form 8-K filed on January 19, 2007

(27)	Filed herewith.

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
Dated: March 1, 2007
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Kenneth F. Bernstein (Kenneth F. Bernstein)	Chief Executive Officer, President and Trustee (Principal Executive Officer)	March 1, 2007

/s/ Michael Nelsen (Michael Nelsen)	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 1, 2007

/s/ Jonathan W. Grisham (Jonathan W. Grisham)	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 1, 2007

/s/ Douglas Crocker II Douglas Crocker II	Trustee	March 1, 2007

/s/ Alan S. Forman (Alan S. Forman)	Trustee	March 1, 2007

/s/ Suzanne Hopgood (Suzanne Hopgood)	Trustee	March 1, 2007

/s/ Lorrence T. Kellar Lorrence T. Kellar	Trustee	March 1, 2007

/s/ Wendy Luscombe (Wendy Luscombe)	Trustee	March 1, 2007

/s/ Lee S. Wielansky (Lee S. Wielansky)	Trustee	March 1, 2007

EXHIBIT INDEX
The following is an index to all exhibits filed with the Annual Report on Form 10-K other than those incorporated by reference herein:

Exhibit No.	Description

10.59	Amended and Restated Revolving Loan Agreement dated as of December 19, 2006 by and among RD Abington Associates LP, Acadia Town Line, LLC, RD Methuen Associates LP, RD Absecon Associates, LP, RD Bloomfield Associates, LP, RD Hobson Associates, LP, and RD Village Associates LP, and Bank of America, N.A. and the First Amendment to Amended and Restated Revolving Loan Agreement dated February, 2007.

10.60	Loan Agreement between Bank of America, N.A. and RD Branch Associates, LP dated December 19, 2006.

21	List of Subsidiaries of Acadia Realty Trust

23.1	Consent of Registered Public Accounting Firm to Form S-3 and Form S-8

23.2	Consent of former Registered Public Accounting Firm to Form S-3 and Form S-8

31.1	Certification of Chief Executive Officer pursuant to rule 13a – 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to rule 13a – 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ACADIA REALTY TRUST AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
The Shareholders and Trustees of
Acadia Realty Trust
We have audited the accompanying consolidated balance sheets of Acadia Realty Trust and subsidiaries (the “Company”) as of December 31, 2006 and 2005 and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed on page F-1. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Acadia Realty Trust and subsidiaries at December 31, 2006 and 2005 and the consolidated results of their operations and their cash flows for years then ended, in conformity with generally accepted accounting principles in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Acadia Realty Trust and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2007 expressed an unqualified opinion thereon.
As explained in Note 1 to the financial statements, effective January 1, 2006, Acadia Realty Trust and subsidiaries adopted the provisions of Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements.
/s/ BDO Seidman, LLP
New York, New York
March 1, 2007

Report of Independent Registered Public Accounting Firm
The Shareholders and Trustees of
Acadia Realty Trust
We have audited the accompanying consolidated statements of income, shareholders’ equity, and cash flows of Acadia Realty Trust and subsidiaries (the “Company”) for the year ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of Acadia Realty Trust and subsidiaries’ operations and their cash flows for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young LLP
New York, New York
November 30, 2006

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(dollars in thousands)
ASSETS
Real estate:
Land	$152,930	$141,319
Buildings and improvements	497,638	564,779
Construction in progress	26,670	3,808

	677,238	709,906
Less: accumulated depreciation	142,071	127,819

Net real estate	535,167	582,087
Cash and cash equivalents	139,571	90,475
Restricted cash	549	548
Cash in escrow	7,639	7,789
Investment in management contracts, net of accumulated amortization of $3,277 and $1,938, respectively	1,839	3,178
Investments in and advances to unconsolidated affiliates	31,049	17,863
Rents receivable, net	12,949	13,000
Notes receivable and preferred equity investment	38,322	34,733
Prepaid expenses	1,865	4,980
Deferred charges, net	33,255	23,739
Acquired lease intangibles	11,653	8,119
Other assets	37,834	15,354
Assets of discontinued operations	—	39,726

	$851,692	$841,591

LIABILITIES AND SHAREHOLDERS’ EQUITY
Mortgage and other notes payable	$347,402	$411,000
Convertible notes payable	100,000	—
Acquired leases and other intangibles	4,919	6,812
Accounts payable and accrued expenses	10,548	18,302
Dividends and distributions payable	6,661	6,088
Share of distributions in excess of share of income and investment in unconsolidated affiliates	21,728	10,315
Other liabilities	5,578	7,144
Liabilities of discontinued operations	—	15,064

Total liabilities	496,836	474,725

Minority interest in Operating Partnership	8,673	9,204
Minority interests in partially-owned affiliates	105,064	137,086

Total minority interests	113,737	146,290

Shareholders’ equity:
Common shares, $.001 par value, authorized 100,000,000 shares, issued and outstanding 31,772,952 and 31,542,942 shares, respectively	31	31
Additional paid-in capital	227,555	223,199
Accumulated other comprehensive loss	(234)	(12)
Retained earnings (deficit )	13,767	(2,642)

Total shareholders’ equity	241,119	220,576

	$851,692	$841,591

The accompanying notes are an integral part of these consolidated financial statements

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
	2006	2005	2004
	(dollars in thousands except per share amounts)
Revenues
Minimum rents	$69,663	$75,441	$68,899
Percentage rents	1,192	1,272	1,348
Expense reimbursements	15,048	14,944	13,336
Other property income	1,206	2,269	785
Management fee income from related parties, net	5,625	3,564	1,259
Interest income	8,311	3,316	1,245
Other income	1,648	—	210

Total revenues	102,693	100,806	87,082

Operating Expenses Property operating	15,672	16,087	17,007
Real estate taxes	10,647	9,402	8,187
General and administrative	19,782	16,153	10,941
Depreciation and amortization	26,637	25,905	22,781

Total operating expenses	72,738	67,547	58,916

Operating income	29,955	33,259	28,166
Equity in earnings of unconsolidated affiliates	2,559	21,280	513
Interest expense	(22,451)	(18,804)	(16,687)
Gain on sale of land	—	—	932
Minority interest	5,223	(13,952)	(1,466)

Income from continuing operations before income taxes	15,286	21,783	11,458
Income tax benefit (expense)	508	(2,140)	—

Income from continuing operations	15,794	19,643	11,458

Discontinued operations:
Operating income from discontinued operations	2,703	1,823	1,596
Impairment of real estate	—	(770)	—
Gain (loss) on sale of properties	20,974	(50)	6,696
Minority interest	(458)	(20)	(165)

Income from discontinued operations	23,219	983	8,127

Net income	$39,013	$20,626	$19,585

Basic earnings per share Income from continuing operations	$0.49	$0.62	$0.39
Income from discontinued operations	0.71	0.03	0.28

Basic earnings per share	$1.20	$0.65	$0.67

Diluted earnings per share Income from continuing operations	$0.48	$0.61	$0.38
Income from discontinued operations	0.70	0.03	0.27

Diluted earnings per share	$1.18	$0.64	$0.65

The accompanying notes are an integral part of these consolidated financial statements

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
			Additional	Other	Retained	Total
	Common Stock		Paid-in	Comprehensive	Earnings	Shareholders’
	Shares	Amount	Capital	Loss	(Deficit)	Equity
Balance at December 31, 2003	27,409	$27	$177,891	$(5,505)	$(2,679)	$169,734
Conversion of 746,762 OP Units to Common Shares by limited partners of the Operating Partnership	747	1	6,395	—	—	6,396
Shares issued to trustees and employees	5	—	443	—	—	443
Employee restricted share award	22	—	394	—	—	394
Settlement of vested options	—	—	(67)	—	—	(67)
Dividends declared ($0.6525 per Common Share)	—	—	—	—	(19,548)	(19,548)
Employee and trustee exercise of 1,262,000 options	1,262	1	9,265	—	—	9,266
Common Shares issued under Employee Stock Purchase Plan	6	—	84	—	—	84
Issuance of 1,890,000 Common Shares, net of issuance costs	1,890	2	28,310	—	—	28,312

Unrealized gain on valuation of swap agreements	—	—	—	2,325	—	2,325
Net income	—	—	—	—	19,585	19,585

Total comprehensive income						21,910

Balance at December 31, 2004	31,341	31	222,715	(3,180)	(2,642)	216,924
Conversion of 796 Series A Preferred OP Units to Common Shares by limited partners of the Operating Partnership	92	—	696	—	—	696
Employee restricted share awards	52	—	1,030	—	—	1,030
Dividends declared ($0.69 per Common Share)	—	—	(1,691)	—	(20,626)	(22,317)
Employee and trustee exercise of 51,200 options	51	—	345	—	—	345
Common Shares issued under Employee Stock Purchase Plan	7	—	104	—	—	104

Unrealized gain on valuation of swap agreements	—	—	—	3,168	—	3,168
Net income	—	—	—	—	20,626	20,626

Total comprehensive income						23,794

Balance at December 31, 2005	31,543	31	223,199	(12)	(2,642)	220,576
Cumulative effect of straight-line rent adjustment	—	—	—	—	1,796	1,796
Conversion of 696 Series A Preferred OP Units to Common Shares by limited partners of the Operating Partnership	93	—	696	—	—	696
Employee restricted share awards	122	—	3,530	—	—	3,530
Dividends declared ($0.755 per Common Share)	—	—	—	—	(24,400)	(24,400)
Employee exercise of 7,500 options	8	—	43	—	—	43
Common Shares issued under Employee Stock Purchase Plan	4	—	112	—	—	112
Redemption of 11,105 restricted Common OP Units	—	—	(101)	—	—	(101)
Issuance of Common Stock to Trustees	3	—	76	—	—	76

Unrealized loss on valuation of swap agreements	—	—	—	(222)	—	(222)
Net income	—	—	—	—	39,013	39,013

Total comprehensive income						38,791

Balance at December 31, 2006	31,773	$31	$227,555	$(234)	$13,767	$241,119

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2006	2005	2004
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$39,013	$20,626	$19,585
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,178	27,747	25,030
Gain on sale of land	—	—	(932)
(Gain) loss on sale of property	(20,974)	50	(6,696)
Impairment of real estate	—	770	—
Minority interests	(4,765)	13,972	1,631
Amortization of lease intangibles	1,080	980	(519)
Amortization of mortgage note premium	(144)	(530)	(524)
Equity in earnings of unconsolidated affiliates	(2,559)	(21,280)	(513)
Elimination of fees received from unconsolidated partnerships	467	—	—
Distributions recognized as income from unconsolidated affiliates	2,810	21,498	720
Amortization of derivative settlement included in interest expense	440	460	125
Provision for bad debts	41	305	1,254
Changes in assets and liabilities:
Restricted cash	(1)	701	(709)
Funding of escrows, net	(1,389)	(1,827)	(2,063)
Rents receivable	219	(3,309)	(1,998)
Prepaid expenses	2,769	(783)	(442)
Other assets	(1,801)	(8,785)	(3,204)
Accounts payable and accrued expenses	(1,669)	(2,826)	3,546
Due to/from related parties	—	—	(344)
Other liabilities	(1,088)	2,470	(62)

Net cash provided by operating activities	39,627	50,239	33,885

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for real estate and improvements	(87,009)	(131,077)	(48,611)
Deferred acquisition and leasing costs	(6,941)	(5,670)	(3,014)
Investments in and advances to unconsolidated affiliates	(26,697)	(455)	(30,803)
Return of capital from unconsolidated affiliates	28,423	22,847	15,136
Collections of notes receivable	20,948	1,868	3,929
Advances of notes receivable	(45,091)	(7,914)	(10,429)
Preferred equity investment	19,000	(19,000)	—
Proceeds from sale of property and land	38,477	3,931	932

Net cash used in investing activities	(58,890)	(135,470)	(72,860)

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2006	2005	2004
	(dollars in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on mortgage notes payable	(168,082)	(44,784)	(106,639)
Proceeds received on mortgage notes payable	159,617	184,466	94,251
Proceeds from issuance of convertible debt	100,000	—	—
Payment of deferred financing and other costs	(7,026)	(2,801)	(2,338)
Capital contributions from partners and members	44,481	44,122	40,302
Distributions to partners and members	(36,120)	—	(3,238)
Dividends paid	(23,823)	(21,869)	(18,507)
Distributions to minority interests in Operating Partnership	(487)	(380)	(416)
Distributions on preferred Operating Partnership Units	(254)	(342)	(283)
Distributions to minority interests in partially-owned affiliates	(232)	(436)	(1,031)
Contributions from minority interests in partially-owned affiliates	300	1,000	1,587
Redemption of Operating Partnership Units	(246)	—	—
Common Shares issued under Employee Stock Purchase Plan	188	104	84
Settlement of options to purchase Common Shares	—	—	(67)
Exercise of options to purchase Common Shares	43	345	9,340
Termination of derivative instrument	—	—	(1,307)
Issuance of Common Shares	—	—	28,312

Net cash provided by financing activities	68,359	159,425	40,050

Increase in cash and cash equivalents	49,096	74,194	1,075
Cash and cash equivalents, beginning of period	90,475	16,281	15,206

Cash and cash equivalents, end of period	$139,571	$90,475	$16,281

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, including capitalized interest of $79, $260, and $304, respectively	$22,843	$18,799	$19,167

Cash paid for income taxes	$1,039	$1,512	$—

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of management contract rights through issuance of Common and Preferred Operating Partnership Units	$—	$4,000	$4,000

Accrued earn-out liability on acquired real estate	$—	$—	$12,241

Acquisition of real estate through assumption of debt	$22,583	$—	$—

Acquisition of property through issuance of Preferred Operating Partnership Units	$—	$200	$—

Conversion of common equity interest into preferred equity interest in in the Hitchcock and Pine Log investments	$—	$3,255	$—

Deconsolidation of the Brandywine Portfolio:
Real estate, net	$124,962	$—	$—
Other assets and liabilities	(11,413)	—	—
Mortgage debt	(66,984)	—	—
Minority interests	(36,504)	—	—
Investment in unconsolidated affiliates	(10,428)	—	—

Cash included in investments and advances to unconsolidated affiliates	$(367)	$—	$—

Acquisition of remaining interest in Tarrytown
Real estate, net	$(9,260)	$—	$—
Other assets and liabilities	5,901	—	—
Investment in unconsolidated affiliates	3,469	—	—

Cash included in expenditures for real estate and improvements	$110	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization, Basis of Presentation and Summary of Significant Accounting Policies
Acadia Realty Trust (the “Trust”) and subsidiaries (collectively, the “Company”) is a fully integrated, self-managed and self-administered equity real estate investment trust (“REIT”) focused primarily on the ownership, acquisition, redevelopment and management of retail properties, including neighborhood and community shopping centers and mixed-use properties with retail components.
As of December 31, 2006, the Company operated 74 properties, which it owns or has an ownership interest in, principally located in the Northeast, Mid-Atlantic and Midwest regions of the United States.
All of the Company’s assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership (the “Operating Partnership”) and entities in which the Operating Partnership owns a controlling interest. As of December 31, 2006, the Trust controlled 98% of the Operating Partnership as the sole general partner. As the general partner, the Trust is entitled to share, in proportion to its percentage interest, in the cash distributions and profits and losses of the Operating Partnership. The limited partners represent entities or individuals who contributed their interests in certain properties or entities to the Operating Partnership in exchange for common or preferred units of limited partnership interest (“Common or Preferred OP Units”). Limited partners holding Common OP Units are generally entitled to exchange their units on a one-for-one basis for common shares of beneficial interest of the Trust (“Common Shares”). This structure is commonly referred to as an umbrella partnership REIT or “UPREIT”.
In 2001, the Company formed a partnership, Acadia Strategic Opportunity Fund I, LP (“Fund I”), and in 2004 formed a limited liability company, Acadia Mervyn I, LLC (“Mervyns I”), with four institutional investors. The Operating Partnership committed a total of $20.0 million to Fund I and Mervyns I, and the four institutional shareholders committed $70.0 million, for the purpose of acquiring a total of approximately $300.0 million in investments. As of December 31, 2006, the Operating Partnership has contributed $16.2 million to Fund I and $2.7 million to Mervyns I.
The Operating Partnership is the sole general partner of Fund I and managing member of Mervyns I, with a 22.2% interest in both Fund I and Mervyns I and is also entitled to a profit participation in excess of its invested capital based on certain investment return thresholds. Decisions made by the general partner, as it relates to purchasing, financing, and disposition of properties, are subject to the unanimous disapproval of the Advisory Committee of Fund I, which is comprised of representatives from each of the four institutional investors. Cash flow is distributed pro-rata to the partners (including the Operating Partnership) until they receive a 9% cumulative return, and the return of all capital contributions. Thereafter, remaining cash flow (which is net of distributions and fees to the Operating Partnership for management, asset management, leasing and construction services) was to be distributed 80% to the partners (including the Operating Partnership) and 20% to the Operating Partnership as a carried interest (“Promote”). Following the recapitalization of the Brandywine Portfolio in January 2006, all capital contributions and the required 9% cumulative preferred return were distributed to the institutional investors. Accordingly, the Operating Partnership is now entitled to a Promote on all future earnings and distributions.
In June 2004, the Company formed a limited liability company, Acadia Strategic Opportunity Fund II, LLC (“Fund II”), and in August 2004 formed another limited liability company, Mervyn II, LLC (“Mervyns II”), with the investors from Fund I as well as two additional institutional investors. With $300.0 million of committed discretionary capital, Fund II and Mervyns II expect to be able to acquire up to $900.0 million of investments on a leveraged basis. The Operating Partnership’s share of committed capital is $60.0 million. The Operating Partnership is the sole managing member with a 20% interest in both Fund II and Mervyns II and is also entitled to a profit participation in excess of its invested capital based on certain investment return thresholds. The terms and structure of Fund II are substantially the same as Fund I with the exception that the preferred return is 8%. As of December 31, 2006, the Operating Partnership has contributed $17.1 million to Fund II and $7.4 million to Mervyns II.
Principles of Consolidation
The consolidated financial statements include the consolidated accounts of the Company and its controlling investments in partnerships and limited liability companies in which the Company is presumed to have control in accordance with Emerging Issues Task Force Issue No. 04-5. The ownership interests of other investors in these entities are recorded as minority interests. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in entities for which the Company has the ability to exercise significant influence over, but does not have financial or operating control, are accounted for using the equity method of accounting. Accordingly, the Company’s share of the earnings (or loss) of these entities are included in consolidated net income.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization, Basis of Presentation and Summary of Significant Accounting Policies, continued
Principles of Consolidation, continued
Variable interest entities within the scope of Financial Accounting Statements Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46-R”) are required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. Management has evaluated the applicability of FIN 46-R to its investments in certain joint ventures and determined that these joint ventures do not meet the requirements of a variable interest entity and, therefore, consolidation of these ventures is not required. Accordingly, these investments are accounted for using the equity method.
On January 4, 2006, Fund I recapitalized its investment in a one million square foot shopping center portfolio located in Wilmington, Delaware (“Brandywine Portfolio”). The recapitalization was effected through the conversion of the 77.8% interest which was previously held by the institutional investors in Fund I to affiliates of GDC Properties (“GDC”) through a merger of interests in exchange for cash. The Operating Partnership has retained its existing 22.2% interest in the Brandywine Portfolio in partnership with GDC and continues to operate the portfolio and earn fees for such services. Following the January 2006 recapitalization of the Brandywine Portfolio, the Company no longer has a controlling interest in this investment and, accordingly, currently accounts for this investment under the equity method of accounting.
Investments in and Advances to Unconsolidated Joint Ventures
The Company accounts for its investments in unconsolidated joint ventures using the equity method as it does not exercise control over significant asset decisions such as buying, selling or financing nor is it the primary beneficiary under FIN 46R, as discussed above. Under the equity method, the Company increases its investment for its proportionate share of net income and contributions to the joint venture and decreases its investment balance by recording its proportionate share of net loss and distributions. The Company recognizes income for distributions in excess of its investment where there is no recourse to the Company. For investments in which there is recourse to the Company, distributions in excess the investment are recorded as a liability.
The Company periodically reviews its investment in unconsolidated joint ventures for other temporary declines in market value. Any decline that is not expected to be recovered in the next twelve months is considered other than temporary and an impairment charge is recorded as a reduction in the carrying value of the investment. No impairment charges were recognized in the years ended December 31, 2006, 2005 and 2004.
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

The Company reviews its long-lived assets used in operations for impairment when there is an event, or change in circumstances that indicates impairment in value. The Company records impairment losses and reduces the carrying value of properties when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases where the Company does not expect to recover its carrying costs on properties held for use, the Company reduces its carrying cost to fair value, and for properties held for sale, the Company reduces its carrying value to the fair value less costs to sell. During the year ended December 31, 2005, an impairment loss of $0.8 million was recognized related to a property that was sold in July of 2005. Management does not believe that the values of its properties within the portfolio are impaired as of December 31, 2006.
Sale of Real Estate Assets
The Company recognizes property sales in accordance with SFAS No. 66, “Accounting for Sales of Real Estate.” The Company generally records the sales of operating properties and outparcels using the full accrual method at closing when the warnings process is deemed to be complete. Sales not qualifying for full recognition at the time of sale are accounted for under other appropriate deferral methods.
Investment in Real Estate –Held-for Sale
The Company evaluates the held-for-sale classification of its real estate each quarter. Assets that are classified as held-for-sale are recorded at the lower of their carrying amount or fair value less cost to sell. Assets are generally classified as held-for-sale once management commits to a plan to sell the properties and has initiated an active program to market them for sale. The results of operations of these real estate properties are reflected as discontinued operations in all periods reported.
On occasion, the Company will receive unsolicited offers from third parties to buy individual Company properties. Under these circumstances, the Company will classify the properties as held-for-sale when a sales contract is executed with no contingencies and the prospective buyer has funds at risk to ensure performance.
Deferred Costs
Fees and costs paid in the successful negotiation of leases have been deferred and are being amortized on a straight-line basis over the terms of the respective leases. Fees and costs incurred in connection with obtaining financing have been deferred and are being amortized over the term of the related debt obligation.
Management Contracts
Income from management contracts, net of sub-management fees of $0.3 million and $1.6 million for the years ended December 31, 2005 and 2004 respectively, is recognized on an accrual basis as such fees are earned. The initial acquisition cost of the management contracts is being amortized over the estimated lives of the contracts acquired.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization, Basis of Presentation and Summary of Significant Accounting Policies, continued
Revenue Recognition and Accounts Receivable
Leases with tenants are accounted for as operating leases. Minimum rents are recognized on a straight-line basis over the term of the respective leases. As of December 31, 2006 and 2005 unbilled rents receivable relating to straight-lining of rents were $6.2 million and $8.8 million, respectively and deferred rents related to the straight lining of rents were $2.9 million and $2.5 million, respectively. Certain of these leases also provide for percentage rents based upon the level of sales achieved by the tenant. Percentage rents are recognized in the period when the tenants’ sales breakpoint is met. In addition, leases typically provide for the reimbursement to the Company of real estate taxes, insurance and other property operating expenses. These reimbursements are recognized as revenue in the period the expenses are incurred.
The Company makes estimates of the uncollectability of its accounts receivable related to base rents, expense reimbursements and other revenues. An allowance for doubtful accounts has been provided against certain tenant accounts receivable that are estimated to be uncollectible. Once the amount is ultimately deemed to be uncollectible, it is written off. Rents receivable at December 31, 2006 and 2005 are shown net of an allowance for doubtful accounts of $3.3 million and $3.2 million, respectively. Interest income from notes receivable is recognized on an accrual basis based on the contractual terms of the notes.
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

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization, Basis of Presentation and Summary of Significant Accounting Policies, continued
Stock-based Compensation
Prior to 2002, the Company accounted for stock options under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Effective January 1, 2002, the Company adopted the fair value method of recording stock-based compensation contained in SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 123R effective June 30, 2005. As such, all stock options granted after December 31, 2001 are reflected as compensation expense in the Company’s consolidated financial statements over their vesting period based on the fair value at the date the stock-based compensation was granted. As provided for in SFAS No. 123, the Company elected the “prospective method” for the adoption of the fair value basis method of accounting for employee stock options. Under this method, the recognition provisions have been applied to all employee awards granted, modified or settled after January 1, 2002. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value based method of accounting for stock-based employee compensation for vested stock options granted prior to January 1, 2002.

Year ended
December 31,
(dollars in thousands)	2004
Net income:
As reported	$19,585

Pro forma	$19,561

Basic earnings per share:
As reported	$0.67

Pro forma	$0.67

Diluted earnings per share:
As reported	$0.65

Pro forma	$0.65

Recent Accounting Pronouncements
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and No. 140”. This Statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of SFAS No. 133 to Beneficial Interests in Securitized Financial Assets.” This Statement (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, (c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and (e) amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is currently evaluating the effect of the adoption of SFAS No. 155.
In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of SFAS No. 109.” (“Interpretation No. 48”), Interpretation No. 48 defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Interpretation No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Interpretation No. 48 is effective for fiscal years beginning after December 15, 2006. The adoption of Interpretation No. 48 on its effective date will not have an effect on the Company’s consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization, Basis of Presentation and Summary of Significant Accounting Policies, continued
In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This Bulletin provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The guidance in this Bulletin must be applied to financial reports covering the first fiscal year ending after November 15, 2006. As a result of the adoption of SAB No. 108, the Company recorded a $1.8 million cumulative effect of straight-line rent adjustment for prior years effective January 1, 2006. This adjustment was the result of changing the calculation of tenants straight-line rent from rent commencement date to the date the tenant took possession of the space. This adjustment is reflected in the Company’s balance sheet as an increase to both rents receivable, net and retained earnings.
In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.” This SFAS defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This Statement applies to accounting pronouncements that require or permit fair value measurements, except for share-based payments transactions under SFAS No. 123. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. As SFAS No. 157 does not require any new fair value measurements or remeasurements of previously computed fair values, the Company does not believe adoption of SFAS No. 157 will have a material effect on its financial statements.
On February 15, 2007, the FASB issued SFAS Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits companies and not-for-profit organizations to make a one-time election to carry eligible types of financial assets and liabilities at fair value, even if fair value measurement is not required under GAAP. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect of the adoption of SFAS No. 159.
Comprehensive income
The following table sets forth comprehensive income for the years ended December 31, 2006, 2005 and 2004:

	Years ended December 31,
(dollars in thousands)	2006	2005	2004
Net income	$39,013	$20,626	$19,585
Other comprehensive income (loss)	(222)	3,168	2,325

Comprehensive income	$38,791	$23,794	$21,910

Notes:
Other Comprehensive income relates to the changes in the fair value of derivative instruments accounted for as cash flow hedges.
The following table sets forth the change in accumulated other comprehensive loss for the years ended December 31, 2006, 2005 and 2004:
Accumulated other comprehensive income (loss)

	Years ended December 31,
(dollars in thousands)	2006	2005	2004
Beginning balance	$(12)	$(3,180)	$(5,505)
Unrealized gain (loss) on valuation of derivative instruments	(222)	3,168	2,325

Ending balance	$(234)	$(12)	$(3,180)

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. Acquisition and Disposition of Properties and Discontinued Operations
A. Acquisition and Disposition of Properties
Currently the primary vehicles for the Company’s acquisitions are Funds I and II (Note 1).
Dispositions relate to the sale of shopping centers and land. Gains from these sales are recognized in accordance with the provisions of SFAS No. 66, “Accounting for Sales of Real Estate”.
Acquisitions
On January 12, 2006, the Company closed on a 19,265 square foot retail building in the Lincoln Park district in Chicago. The property was acquired from an affiliate of Klaff (Note 4) for a purchase price of $9.9 million, including the assumption of existing mortgage debt in the principal amount of $3.8 million.
On January 24, 2006, the Company acquired a 60% interest in the A&P Shopping Plaza located in Boonton, New Jersey. The property, which is 100% occupied and located in northeastern New Jersey, is a 63,000 square foot shopping center anchored by a 49,000 square foot A&P Supermarket. A portion of the remaining 40% interest is owned by a principal of P/A Associates, LLC (“P/A”). The interest was acquired for $3.2 million. There is an existing first mortgage debt of $8.6 million encumbering the property.
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

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. Acquisition and Disposition of Properties and Discontinued Operations, continued
Acquisitions, continued
On April 6, 2005, in conjunction with an investment partner, P/A Associates, LLC (“P/A”), Fund II, through Acadia-P/A Holding Company, LLC (“Acadia-P/A”) purchased a 140,000 square foot building located in the Washington Heights section of Manhattan, New York for a purchase price of $25.0 million. In September 2005, Acadia-P/A obtained a mortgage loan of $19.0 million secured by this property which requires monthly payments of interest only at a fixed interest rate of 5.26% and matures September 2007.
During July 2005, Fund II, in conjunction with its partners in the Retailer Controlled Property Venture, invested $1.0 million for a 50% interest in a leasehold located in Rockville, Maryland.
During July of 2005, the Company purchased 4343 Amboy Road located in Staten Island, New York for $16.6 million in cash and $0.2 million in Common OP Units.
On August 5, 2005, Acadia-P/A purchased 260 East 161st Street in the Bronx, New York for $49.4 million, inclusive of closing and other related acquisition costs. Concurrent with the closing, Acadia-P/A obtained a short term loan of $12.1 million which bears interest at LIBOR plus 150 basis points and matured March 2006. In March 2006, the Company obtained a construction loan of $30 million which bears interest at LIBOR plus 140 basis points and matures on April 2008.
On November 3, 2005, Fund II acquired a 36-year ground lease interest for a 112,000 square foot building located at Oakbrook Center in the Chicago Metro Area for $6.9 million, including closing and other acquisition costs. The ground lease expires in July 2017 and has three 10-year-options. The current tenant’s lease expires in October 2011 with four 5-year-options at the current rent plus one 15-year option at fair market value.
In December 2005, Acadia-P/A acquired a 65,000 square foot parking garage located at 10th Avenue in Manhattan, New York for $7.0 million, including closing and other acquisition costs. Concurrent with the closing, Acadia-P/A obtained a $4.9 million short term loan which matured on March 31, 2006 and bore interest at LIBOR plus 125 basis points. In July 2006, the Company obtained a construction loan of $19.2 million which bears interest at LIBOR plus 125 basis points and matures on December 31, 2008. As of December 31, 2006, the amount outstanding on this loan was $6.4 million.
Also in December 2005, Acadia-P/A acquired the remaining 40-year term of a leasehold interest on land located at Liberty Avenue in Queens, New York for $0.3 million.
In March, 2004, the Company, through a newly-formed joint venture with an unaffiliated third-party 10% investor, acquired a $9.6 million first mortgage loan secured by a shopping center in Aiken, South Carolina, which was in default, for $5.5 million and subsequently acquired the fee interest in this property through a deed in lieu of foreclosure. In September, 2004 this joint venture acquired an adjacent property for a cash price of $1.5 million. In the fourth quarter of 2005, the Company exchanged its common equity interest in these properties for a 15% preferred equity position. As a result of the afore-mentioned exchange, as of December 31, 2005, the Company accounts for this investment under the equity method (Note 4).
On September 29, 2004, Acadia-P/A purchased 400 East Fordham Road in the Bronx, New York for $30.2 million, inclusive of closing and other related acquisition costs for cash. Subsequent to the closing, Acadia P/A financed this acquisition with an $18.0 million mortgage loan from a bank which bears interest at LIBOR plus 175 basis points and matures November 2007. On February 25, 2005, Acadia-P/A purchased a parcel of land adjacent to 400 E. Fordham Road for $0.9 million, inclusive of closing and related acquisition costs.
On October 1, 2004, Acadia-P/A entered into a 95-year ground lease to redevelop a 16-acre site in Pelham Manor, Westchester County, New York.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. Acquisition and Disposition of Properties and Discontinued Operations, continued
Dispositions
On November 3, 2006, the Company sold Bradford Town Centre, a 257,123 square foot shopping center in Towanda, Pennsylvania, for $16.0 million which resulted in a $5.6 million gain on the sale.
On November 28, 2006, the Company sold three properties, Greenridge Plaza, a 191,767 square foot shopping center in Scranton, Pennsylvania, for $10.6 million which resulted in a $4.7 million gain on the sale, Luzerne Street Center, a 58,035 square foot shopping center in Scranton, Pennsylvania, for $3.6 million which resulted in a $2.5 million gain on the sale and Pittston Plaza, a 79,498 square foot shopping center in Pittston, Pennsylvania, for $6.0 million which resulted in a $0.5 million gain on the sale.
On December 14, 2006, the Company sold Soundview Marketplace, a 183,815 square foot shopping center in Port Washington, New York, for $24.0 million which resulted in a $7.9 million gain on the sale.
On July 7, 2005, the Company sold Berlin Shopping Center for $4.0 million. An impairment loss of $0.8 million was recognized for the year ended December 31, 2005, to reduce the carrying value of this asset to fair value less costs to sell.
On November 22, 2004, the Company sold East End Centre, a 308,000 square foot shopping center in Wilkes-Barre, Pennsylvania, for approximately $12.4 million which resulted in a $6.7 million gain on the sale.
B. Discontinued Operations
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
The combined results of operations of sold properties are reported separately as discontinued operations for the year ended December 31, 2006. These are related to the dispositions listed above.
The combined assets and liabilities and results of operations of the properties classified as discontinued operations are summarized as follows:

December 31,
(dollars in thousands)	2005
ASSETS
Net real estate	$35,538
Rent receivable, net	2,214
Other assets	1,974

Total assets	$39,726

LIABILITIES AND DEFICIT
Mortgage notes payable	$13,800
Accounts payable and accrued expenses	653
Other liabilities	611

Total liabilities	15,064

Surplus	24,662

Total liabilities and surplus	$39,726

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. Acquisition and Disposition of Properties and Discontinued Operations, continued
B. Discontinued Operations, continued

	Years ended December 31,
(dollars in thousands)	2006	2005	2004
Total revenues	$8,466	$9,437	$11,113
Total expenses	5,763	7,614	9,517

	2,703	1,823	1,596
Impairment of real estate	—	(770)	—
(Loss) gain on sale of properties	20,974	(50)	6,696
Minority interest	(458)	(20)	(165)

Income from discontinued operations	$23,219	$983	$8,127

3. Segment Reporting
The Company has two reportable segments: retail properties and multi-family properties. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates property performance primarily based on net operating income before depreciation, amortization and certain nonrecurring items. The reportable segments are managed separately due to the differing nature of the leases and property operations associated with the retail versus residential tenants. The following table sets forth certain segment information for the Company, reclassified for discontinued operations, as of and for the years ended December 31, 2006, 2005, and 2004 (does not include unconsolidated affiliates):
2006

	Retail	Multi-Family	All
(dollars in thousands)	Properties	Properties	Other	Total
Revenues	$79,399	$7,710	$15,584	$102,693
Property operating expenses and real estate taxes	22,011	4,308	—	26,319
Other Expenses	15,298	1,482	3,002	19,782

Net property income before depreciation and amortization	$42,090	$1,920	$12,582	$56,592

Depreciation and amortization	$24,659	$1,510	$468	$26,637

Interest expense	$21,000	$1,451	$—	$22,451

Real estate at cost	$634,815	$42,423	$—	$677,238

Total assets	$774,905	$36,626	$40,161	$851,692

Expenditures for real estate and improvements	$86,219	$790	$—	$87,009

Reconciliation to net income

Net property income before depreciation and amortization	$56,592
Depreciation and amortization	(26,637)
Equity in earnings of unconsolidated partnerships	2,559
Interest expense	(22,451)
Income from discontinued operations	23,219
Income taxes	508
Minority interest	5,223

Net income	$39,013

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3. Segment Reporting, continued
2005

	Retail	Multi-Family	All
(dollars in thousands)	Properties	Properties	Other	Total
Revenues	$86,070	$7,688	$7,048	$100,806
Property operating expenses and real estate taxes	21,236	4,253	—	25,489
Other Expenses	9,396	267	6,490	16,153

Net property income before depreciation and amortization	$55,438	$3,168	$558	$59,164

Depreciation and amortization	$23,989	$1,465	$451	$25,905

Interest expense	$17,449	$1,355	$—	$18,804

Real estate at cost	$668,273	$41,633	$—	$709,906

Total assets	$755,691	$37,295	$48,605	$841,591

Expenditures for real estate and improvements	$130,059	$1,018	$—	$131,077

Reconciliation to net income

Net property income before depreciation and amortization	$59,164
Depreciation and amortization	(25,905)
Equity in earnings of unconsolidated partnerships	21,280
Interest expense	(18,804)
Income from discontinued operations	983
Income taxes	(2,140)
Minority interest	(13,952)

Net income	$20,626

2004

	Retail	Multi-Family	All
(dollars in thousands)	Properties	Properties	Other	Total
Revenues	$76,529	$7,596	$2,957	$87,082
Property operating expenses and real estate taxes	21,060	4,134	—	25,194
Other expenses	7,593	490	2,858	10,941

Net property income before depreciation and amortization	$47,876	$2,972	$99	$50,947

Depreciation and amortization	$21,020	$1,433	$328	$22,781

Interest expense	$15,169	$1,518	$—	$16,687

Real estate at cost	$558,943	$40,615	$—	$599,558

Total assets	$579,110	$36,872	$20,749	$636,731

Expenditures for real estate and improvements	$47,769	$842	$—	$48,611

Reconciliation to net income
Net property income before depreciation and amortization	$50,947
Depreciation and amortization	(22,781)
Equity in earnings of unconsolidated partnerships	513
Interest expense	(16,687)
Gain on sale of land	932
Income from discontinued operations	8,127
Minority interest	(1,466)

Net income	$19,585

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. Investments
A. Investments In and Advances to Unconsolidated Affiliates
Retailer Controlled Property Venture
On January 27, 2004, the Company entered into the Retailer Controlled Property Venture (“RCP Venture”) with Klaff Realty, L.P. (“Klaff”) and Klaff’s long-time capital partner Lubert-Adler Management, Inc. (“Lubert-Adler”) for the purpose of making investments in surplus or underutilized properties owned by retailers. On September 2, 2004, affiliates of Fund I and Fund II, through separately organized, newly formed limited liability companies on a non-recourse basis, invested in the acquisition of Mervyns through the RCP Venture, which, as part of an investment consortium of Sun Capital and Cerberus, acquired Mervyns from Target Corporation. The total acquisition price was $1.2 billion, with such affiliates’ combined $24.6 million share of the investment divided equally between them. The Operating Partnership’s share of the Mervyns investment totaled $5.2 million. Since inception, Mervyns I and II received distributions totaling $50.8 million and recognized income of $23.1 million. For the year ended December 31, 2006, Mervyns I and II received distributions of $4.6 million and recognized $2.2 million of income representing the excess distribution over its remaining capital.
During 2006, the RCP Venture made its second investment with its participation in the acquisition of Albertsons. Affiliates of Fund II, through the same limited liability companies which were formed for the investment in Mervyns, invested $20.7 million in the acquisition of Albertsons through the RCP Venture, along with others as part of an investment consortium. The Operating Partnership’s share of the invested capital was $4.2 million.
During 2006, Fund II made additional investments of $4.1 million, through the RCP Venture, in two Albertsons investments, Camellia and Newkirk, and in Shopko and Marsh. The Operating Partnership’s share of the additional investments totaled $0.7 million. Consequently, the Company accounts for these investments using the cost method due to the minor ownership percent interest and the inability to exert influence over the partnership’s operating and financial policies.
Brandywine Portfolio
On January 4, 2006, the institutional investors of Fund I transferred their 77.8% interest in the Brandywine Portfolio into affiliates of GDC in exchange for cash. The Operating Partnership transferred its 22.2% share of the Brandywine Portfolio into affiliates of GDC in exchange for a 22.2% interest in such affiliates. Prior to the closing of this transaction, the Operating Partnership provided $17.6 million of mortgage financing secured by certain properties within the Brandywine Portfolio. This financing was repaid in June 2006.
Other Investments
Fund I Investments
Fund I has joint ventures with third party investors in the ownership and operation of Hitchcock Plaza, Pine Log Plaza, Sterling Heights Shopping Center, and Haygood Shopping Center. The Hitchcock Plaza is a 234,000 square foot shopping center located in Aiken, South Carolina. Adjacent to the Hitchcock Plaza is the 35,000 square foot Pine Log Plaza. Sterling Heights Shopping Center is a 155,000 square foot community shopping center located in Detroit, Michigan. Lastly, Haygood Shopping Center is a 178,000 square foot center located in Virginia Beach, Virginia. The investments in these properties are accounted for using the equity method of accounting.
In the fourth quarter 2006, Fund I completed the purchase of the remaining 50% interest in the Tarrytown Centre, a 35,000 square foot center located in Westchester, New York, from its unaffiliated partner. This investment, which had previously been accounted for using the equity method, is now consolidated.
Fund II Investments
Fund II acquired for $1.0 million, a 50% equity interest from its partner in the RCP Venture in the entity which has a leasehold interest in a former Levitz Furniture store located in Rockville, Maryland. The investment in this property is accounted for using the equity method of accounting.
Crossroads
The Company owns a 49% interest in the Crossroads Joint Venture and Crossroads II Joint Venture (collectively, “Crossroads”), which collectively own a 311,000 square foot shopping center in White Plains, New York. The Company accounts for its investment in Crossroads using the equity method. The unamortized excess of the Company’s investment over its share of the net equity in Crossroads at the date of acquisition was $19.6 million. The portion of this excess attributable to buildings and improvements are being amortized over the life of the related property.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. Investments, continued
A. Investments In and Advances to Unconsolidated Affiliates, continued
The following tables summarize the Company’s investment in unconsolidated subsidiaries as of December 31, 2006, December 31, 2005 and December 31, 2004. The Investment in Mervyns represents the Company’s share of the investment through the RCP Venture.

	December 31, 2006
		Brandywine		Other
(dollars in thousands)	Mervyns	Portfolio	Crossroads	Investments	Total
Balance Sheets
Assets
Rental property, net	$—	$127,146	$6,017	$43,660	$176,823
Investment in unconsolidated affiliates	385,444	—	—	—	385,444
Other assets	—	6,747	4,511	6,632	17,890

Total assets	$385,444	$133,893	$10,528	$50,292	$580,157

Liabilities and partners’ equity
Mortgage note payable	$—	$166,200	$64,000	$28,558	$258,758
Other liabilities	—	12,709	1,858	8,862	23,429
Partners equity (deficit)	385,444	(45,016)	(55,330)	12,872	297,970

Total liabilities and partners’ equity	$385,444	$133,893	$10,528	$50,292	$580,157

Company’s investment in unconsolidated affiliates	$23,539	$—	$—	$7,510	$31,049

Share of distributions in excess of share of income and investment in unconsolidated affiliates	$—	$(10,541)	$(11,187)	$—	$(21,728)

	Year ended December 31, 2006
		Brandywine		Other
(dollars in thousands)	Mervyns	Portfolio	Crossroads	Investments	Total
Statements of Operations
Total revenue	$—	$18,324	$9,208	$3,707	$31,239
Operating and other expenses	—	4,800	3,121	2,295	10,216
Interest expense	—	12,066	3,485	1,448	16,999
Equity in earnings (loss) of affiliates	(4,554)	—	—	—	(4,554)
Depreciation and amortization	—	2,947	580	1,416	4,943

Net income (loss)	$(4,554)	$(1,489)	$2,022	$(1,452)	$(5,473)

Company’s share of net income	2,212	(31)	991	(221)	2,951
Amortization of excess investment	—	—	392	—	392

Company’s share of net income (loss)	$2,212	$(31)	$599	$(221)	$2,559

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. Investments, continued
A. Investments In and Advances to Unconsolidated Affiliates, continued

	December 31, 2005
			Other
(dollars in thousands)	Mervyns	Crossroads	Investments	Total
Balance Sheets
Assets
Rental property, net	$—	$6,458	$31,093	$37,551
Investment in unconsolidated affiliates	9,401	—	—	9,401
Other assets	—	5,543	8,708	14,251

Total assets	$9,401	$12,001	$39,801	$61,203

Liabilities and partners’ equity
Mortgage note payable	$—	$64,000	$16,340	$80,340
Other liabilities	—	2,359	5,265	7,624
Partners equity (deficit)	9,401	(54,358)	18,196	(26,761)

Total liabilities and partners’ equity	$9,401	$12,001	$39,801	$61,203

Company’s investment in unconsolidated affiliates	$2,722	$—	$15,141	$17,863

Share of distributions in excess of share of income and investment in unconsolidated affiliates	$—	$(10,315)	$—	$(10,315)

	Year ended December 31, 2005
			Other
(dollars in thousands)	Mervyns	Crossroads	Investments	Total
Statements of Operations
Total revenue	$—	$8,772	$3,778	$12,550
Operating and other expenses	—	2,581	2,206	4,787
Interest expense	—	3,632	906	4,538
Equity in earnings of affiliates	181,543	—	—	181,543

Depreciation and amortization	—	654	927	1,581

Net income (loss)	$181,543	$1,905	$(261)	$183,187

Company’s share of net income	20,902	988	(218)	21,672
Amortization of excess investment	—	392	—	392

Company’s share of net income (loss)	$20,902	$596	$(218)	$21,280

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. Investments, continued
A. Investments In and Advances to Unconsolidated Affiliates, continued

	Year ended December 31, 2004
		Other
(dollars in thousands)	Crossroads	Investments	Total
Statements of Operations
Total revenue	$8,160	$380	$8,540
Operating and other expenses	2,707	—	2,707
Interest expense	2,740	384	3,124
Depreciation and amortization	778	416	1,194

Net income (loss)	$1,935	$(420)	$1,515

Company’s share of net income	1,112	(207)	905
Amortization of excess investment	392	—	392

Company’s share of net income (loss)	$720	$(207)	$513

B. Notes Receivable and Preferred Equity Investment
In March 2005, the Company invested $20.0 million in a preferred equity position (“Preferred Equity Investment”) with Levitz SL, L.L.C. (“Levitz SL”), the owner of fee and leasehold interests in 30 locations (the “Levitz Properties”) totaling 2.5 million square feet, of which the majority are currently leased to Levitz Furniture Stores (which filed for bankruptcy protection under Chapter 11 in October 2005). Klaff Realty L.P. (“Klaff”) is a managing member of Levitz SL. The Preferred Equity Investment received a return of 10%, plus a minimum return of capital of $2.0 million per annum. During March 2006, the rate of return was reset to the six-month LIBOR plus 644 basis points or 11.5%.
In June 2006, the Company converted the Preferred Equity Investment to a first mortgage loan in the amount of $31.3 million. The loan has a maturity date of May 31, 2008 and has an interest rate of 10.5%. The loan was secured by fee and leasehold mortgages as well as a pledge of the entities owning 19 of the Levitz Properties totaling 1.8 million square feet. During the third quarter of 2006, Levitz SL sold one of the Levitz Properties located in Northridge, California and used $20.4 million of the proceeds to partially pay down the loan. As of December 31, 2006, the loan balance amounted to $10.9 million and is included in Notes Receivable and Preferred Equity Investment on the consolidated balance sheet. Management believes that the underlying value of the real estate is sufficient to recover the mortgage and accordingly, no reserve is required at December 31, 2006.
5. Deferred Charges
Deferred charges consist of the following as of December 31, 2006 and 2005:

	December 31,
	2006	2005
(dollars in thousands)
Deferred financing costs	$15,684	$9,631
Deferred leasing and other costs	31,848	25,855

	47,532	35,486
Accumulated amortization	(14,277)	(11,747)

	$33,255	$23,739

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. Mortgage and Other Notes Payable
At December 31, 2006, mortgage and other notes payable were collateralized by 52 properties and related tenant leases. Interest rates on our outstanding mortgage indebtedness ranged from 5.0% to 8.5% with maturities that ranged from July 2007 to November 2032. Certain loans are cross-collateralized and cross-defaulted. The loan agreements contain customary representations, covenants and events of default. Certain loan agreements require the Company to comply with certain affirmative and negative covenants, including the maintenance of certain debt service coverage and leverage ratios.
On January 12, 2006, in conjunction with the purchase of a property, the Company assumed a loan of $3.8 million which bears interest at a fixed rate of 8.5% and matures on April 11, 2028.
On January 24, 2006, in conjunction with the purchase of a partnership interest, the Company assumed a loan of $8.6 million which bears interest at a fixed rate of 6.4% and matures on November 1, 2032.
On February 22, 2006, the Company refinanced a property within its existing portfolio for $20.5 million. This loan bears interest at a fixed rate of 5.4% and matures on March 1, 2016.
On March 27, 2006, the Company refinanced a property for $30.0 million. This loan bears interest at LIBOR plus 140 basis points and matures on April 1, 2008. A portion of the proceeds were used to pay down the existing $12.1 million of debt on this property.
On May 18, 2006, the Company closed on a construction loan for a property up to $12.0 million. This loan bears interest at LIBOR plus 165 basis points and matures on May 18, 2009. Proceeds from this loan will be drawn down as needed and will be used to fund construction work. As of December 31, 2006, the amount outstanding on this loan was $5.4 million.
On June 16, 2006, in conjunction with the purchase of a property, the Company assumed a loan of $10.1 million which bears interest at a fixed rate of 5.45% and matures on June 11, 2013.
On July 12, 2006, the Company closed on a construction loan for a property for $19.2 million. This loan bears interest at LIBOR plus 125 basis points and matures on December 31, 2008. Proceeds from this loan will be drawn down as needed and will be used to fund construction work. As of December 31, 2006, the amount outstanding on this loan was $6.4 million.
On September 8, 2006, the Company financed a property for $23.5 million. This loan bears interest at a fixed rate of 6.06% and matures on August 29, 2016.
On November 3, 2006, in conjunction with the sale of a property, the Company paid off $5.3 million of debt. This loan was cross-collateralized with another property. As part of the payoff, the other property mortgage balance was reduced by $1.5 million.
On December 14, 2006, in conjunction with the sale of a property, the Company paid off $8.2 million of debt.
On December 18, 2006, the Company paid off $2.5 million on an existing loan. The remaining balance on this loan is $2.9 million.
On December 19, 2006, the Company modified two existing facilities with the Bank of America which were collateralized by eight of the Company’s properties into a new $75.0 million revolving credit facility collateralized by seven of the properties and a new $16.0 million term loan on the remaining property. Utilizing the proceeds from the issuance of convertible debt (Note 7) the Company paid off the existing facilities balances in December 2006. The new $75.0 million revolving credit facility, which can be increased up to $88.0 million based on collateral performance, bears interest at LIBOR plus 125 basis points and matures on December 1, 2010. As of December 31, 2006, there was no outstanding balance on this facility. The new $16.0 million term loan bears interest at LIBOR plus 130 basis points and matures on December 1, 2011. The above transactions were reflected as a modification of debt in accordance with Emerging Issues Task Force No. 96-19, “Debtors Accounting for Modifications or Exchange of Debt Instruments”.
During March 2005, the Company obtained a secured revolving line of credit with a bank for $70.0 million. The revolving line of credit bears interest rate either at Prime plus 0% or LIBOR plus 0.75% at borrower’s option. The loan matures at the earlier of three years or the date on which capital commitments have been fully drawn. As of December 31, 2005, the outstanding balance on this facility was $24.4 million. On January 18, 2006, the Company drew an additional $1.8 million on this facility. On April 21, 2006, the Company paid down $15.0 million on this facility. On June 1, 2006, the Company drew an additional $19.2 million on this facility. On June 22, 2006, the entire existing balance of $30.4 million was paid off by the Company.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. Mortgage and Other Notes Payable, continued
The following table summarizes our mortgage indebtedness as of December 31, 2006 and December 31, 2005:

	December 31,	December	Interest Rate at		Properties	Payment
(dollars in thousands)	2006	31, 2005	December 31, 2006	Maturity	Encumbered	Terms
Mortgage notes payable–variable-rate
Washington Mutual Bank, FA	$21,524	$23,669	6.83% (LIBOR + 1.50%)	4/1/2011	(1)	(31)
Bank of America, N.A.	9,925	10,082	6.73% (LIBOR + 1.40%)	6/29/2012	(2)	(31)
RBS Greenwich Capital	30,000	—	6.73% (LIBOR + 1.40%)	4/1/2008	(3)	(32)
Bank of America, N.A.	6,424	4,900	6.58% (LIBOR + 1.25%)	12/31/2008	(4)	(32)
PNC Bank, National Association	5,363	—	6.98% (LIBOR + 1.65%)	5/18/2009	(5)	(39)
JP Morgan Chase	2,939	5,570	7.33% (LIBOR + 2.00%)	10/5/2007	(6)	(31)
Bank of China, New York Branch	18,000	18,000	7.08% (LIBOR + 1.75%)	11/1/2007	(7)	(32)
Bank of America, N.A.	16,000	—	6.63% (LIBOR + 1.30%)	12/1/2011	(8)	(31)
Bank of America, N.A.	—	—	6.58% (LIBOR + 1.25%)	12/1/2010	(9)	(33)
Bank of America, N.A.	—	22,000	6.63% (LIBOR + 1.30%)	6/1/2010	(10)	(32)
Bank of America, N.A.	—	44,485	6.73% (LIBOR + 1.40%)	6/29/2012	(11)	(33)
Bank of America, N.A.	—	12,066	6.83% (LIBOR + 1.50%)	2/1/2006	(3)	(32)
Bank of America, N.A.	—	24,400

Interest rate swaps	(16,002)	(92,376)

Total variable-rate debt	94,173	72,796

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. Mortgage and Other Notes Payable, continued

			Interest Rate at
	December 31,	December 31,	December 31,		Properties	Payment
(dollars in thousands)	2006	2005	2006	Maturity	Encumbered	Terms
Mortgage notes payable – fixed-rate
Sun America Life Insurance Company	$12,665	$12,936	6.46%	7/1/2007	(12)	(31)
Bank of America, N.A.	15,686	15,882	7.55%	1/1/2011	(13)	(31)
RBS Greenwich Capital	15,672	15,894	5.19%	6/1/2013	(14)	(31)
RBS Greenwich Capital	14,940	15,000	5.64%	9/6/2014	(15)	(31)
RBS Greenwich Capital	17,600	17,600	4.98%	9/6/2015	(16)	(34)
RBS Greenwich Capital	12,500	12,500	5.12%	11/6/2015	(17)	(35)
Bear Stearns Commercial	34,600	34,600	5.53%	1/1/2016	(18)	(36)
Bear Stearns Commercial	20,500	—	5.44%	3/1/2016	(19)	(32)
LaSalle Bank, N.A.	3,782	—	8.50%	4/11/2028	(20)	(31)
GMAC Commercial	8,565	—	6.40%	11/1/2032	(21)	(31)
Column Financial, Inc.	9,997	—	5.45%	6/11/2013	(22)	(31)
Merrill Lynch Mortgage Lending, Inc.	23,500	—	6.06%	8/29/2016	(23)	(37)
Bank of China	19,000	19,000	5.26%	9/1/2007	(24)	(32)
Cortlandt Deposit Corp	7,425	9,900	6.62%	2/1/2009	(25)	(38)
Cortlandt Deposit Corp	7,339	9,785	6.51%	1/15/2009	(26)	(38)
The Ohio National Life Insurance Co.	4,526	4,667	8.20%	6/1/2022	(27)	(31)
Canada Life Insurance Company	6,743	6,945	8.00%	1/1/2023	(28)	(31)
UBS Warburg Real Estate	—	30,000	4.69%	2/11/2008	(29)	(32)
UBS Warburg Real Estate	—	21,018	7.01%	7/11/2012	(29)	(31)
UBS Warburg Real Estate	—	15,964	7.32%	6/11/2012	(30)	(31)
Interest rate swaps	16,002	92,376	6.28%	(40)

Total fixed-rate debt	251,042	334,067

Total fixed and variable debt	345,215	406,863
Valuation premium on assumption of debt net of amortization	2,187	4,137

Total	$347,402	$411,000

Notes:

(1)	Ledgewood Mall	(15)	New Loudon Center
(2)	Smithtown Shopping Center	(16)	Crescent Plaza
(3)	244-268 161 st Street	(17)	Pacesetter Park Shopping Center
(4)	216 th Street	(18)	Elmwood Park Shopping Center
(5)	Liberty Avenue	(19)	Gateway Shopping Center
(6)	Granville Center	(20)	Clark-Diversey
(7)	400 East Fordham Road	(21)	Boonton
(8)	Branch Shopping Center	(22)	Chestnut Hill
(9)	Marketplace of Absecon	(23)	Walnut Hill
	Bloomfield Town Square	(24)	Sherman Avenue
	Hobson West Plaza	(25)	Kroger Portfolio
	Village Apartments	(26)	Safeway Portfolio
	Town Line Plaza	(27)	Amherst Marketplace
	Methuen Shopping Center	(28)	Sheffield Crossing
	Abington Towne Center	(29)	Brandywine Town Center
(10)	Bloomfield Town Square	(30)	Market Square Shopping Center
	Hobson West Plaza	(31)	Monthly principal and interest.
	Marketplace of Absecon	(32)	Interest only monthly.
	Village Apartments	(33)	Annual principal and monthly interest.
(11)	Abington Towne Center	(34)	Interest only monthly until 9/10; monthly principal and interest thereafter.
	Branch Shopping Center	(35)	Interest only monthly until 11/08; monthly principal and interest thereafter.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. Mortgage Loans, continued

	Methuen Shopping Center	(36)	Interest only monthly until 1/10; monthly principal and interest thereafter.
	Town Line Plaza	(37)	Interest only monthly until 11/11; monthly principal and interest thereafter.
(12)	Merrillville Plaza	(38)	Annual principal and semi-annual interest payments.
(13)	GHT Apartments/Colony Apartments	(39)	Interest only upon draw down on construction loan.
(14)	239 Greenwich Avenue	(40)	Maturing between 1/1/10 and 10/1/11.
In connection with the assumption of debt in accordance with the requirements of SFAS No. 141, the Company has recorded a valuation premium which is being amortized to interest expense over the remaining terms of the underlying mortgage loans.
7. Convertible Notes Payable
In December 2006, the Company issued $100.0 million of convertible notes due 2026 (the “Convertible Notes”). The Convertible Notes were issued at par and pay interest in cash semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2007. The Convertible Notes are unsecured unsubordinated obligations and rank equally with all other unsecured and unsubordinated indebtedness. There was an option to increase the issuance of the Convertible Notes by an additional $15.0 million, which was exercised on January 8, 2007, resulting in additional proceeds of $14.7 million. The Convertible Notes have an initial conversion price of $30.86 per share. Upon conversion of the Convertible Notes, the Company will deliver cash and, in some circumstances, Common Shares, as specified in the indenture relating to the Convertible Notes. The Convertible Notes may only be converted prior to maturity: (i) during any calendar quarter beginning after December 31, 2006 (and only during such calendar quarter), if, and only if, the closing sale price of the Company’s Common Shares for at least 20 trading days (whether consecutive or not) in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than 130% of the conversion price per common share in effect on the applicable trading day; or (ii) during the five consecutive trading-day period following any five consecutive trading-day period in which the trading price of the notes was less than 98% of the product of the closing sale price of the Company’s Common Shares multiplied by the applicable conversion rate; or (iii) if those notes have been called for redemption, at any time prior to the close of business on the second business day prior to the redemption date; or (iv) if the Company’s Common Shares are not listed on a United States national or regional securities exchange for 30 consecutive trading days. Prior to December 20, 2011, the Company will not have the right to redeem Convertible Notes, except to preserve its status as a REIT. After December 20, 2011, the Company will have the right to redeem the notes, in whole or in part, at any time and from time to time, for cash equal to 100% of the principal amount of the notes plus any accrued and unpaid interest to, but not including, the redemption date. The Holders of notes may require us to repurchase their notes, in whole or in part, on December 20, 2011, December 15, 2016, and December 15, 2021 for cash equal to 100% of the principal amount of the notes to be repurchased plus any accrued and unpaid interest to, but not including, the repurchase date.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. Convertible Notes Payable, continued
If certain change of control transactions occur prior to December 20, 2011 and a holder elects to the Convertible Notes in connection with any such transaction, the Company will increase the conversion rate in connection with such conversion by a number of additional common shares based on the date such transaction becomes effective and the price paid per common share in such transaction. The conversion rate may also be adjusted under certain other circumstances, including the payment of cash dividends in excess of our current regular quarterly cash dividend of $0.20 per Common Share, but will be not adjusted for accrued and unpaid interest on the notes.
Upon a conversion of notes, the Company will deliver cash and, at the Company’s election, its Common Shares, with an aggregate value, which the Company refers to as the “conversion value”, equal to the conversion rate multiplied by the average price of the Company’s Common Shares as follows: (i) an amount in cash which the Company refers to as the “principal return”, equal to the lesser of (a) the principal amount of the converted notes and (b) the conversion value; and (ii) if the conversion value is greater than the principal return, an amount with a value equal to the difference between the conversion value and the principal return, which the Company refers to as the “new amount”. The net amount may be paid, at the Company’s option, in cash, its Common Shares or a combination of cash and its Common Shares.
The scheduled principal repayments of all indebtedness as of December 31, 2006 are as follows:

2007	$60,033
2008	43,951
2009	13,172
2010	18,235
2011	136,054
Thereafter	173,770

$445,215

8. Shareholders’ Equity and Minority Interests
Common Shares
In March of 2004, a secondary public offering was completed for a total of 5,750,000 Common Shares. The selling shareholders, Yale University and its affiliates (“Yale”) and Ross Dworman, a former trustee, sold 4,191,386 and 1,558,614 Common Shares, respectively. The Company did not sell any Common Shares in the offering and did not receive any proceeds from the offering.
During November 2004, the Company issued 1,890,000 Common Shares (the “Offering”). The $28.3 million in proceeds from the Offering, net of related costs, was used to retire above-market, fixed-rate indebtedness as well as to invest in real estate assets. Yale and Kenneth F. Bernstein, the Company’s Chief Executive Officer, also sold 1,000,000, and 110,000 Common Shares, respectively, in connection with this transaction. Mr. Bernstein sold 110,000 Common Shares in connection with his exercise of options to purchase 150,000 Common Shares. In October 2005, the Board of Trustees approved a resolution permitting one of its institutional shareholders, which at the time owned approximately 3.8% of the Company’s outstanding Common Shares, to acquire additional shares through open market purchases. This waiver of the Company’s share ownership limitation permitted this shareholder to acquire up to an additional 6% of the Company’s shares through December 31, 2005, or an aggregate of up to 9.8% of the Company’s Common Shares.
Through December 31, 2006, the Company had repurchased 2,051,605 Common Shares at a total cost of $11.7 million (all of these Common Shares have been subsequently reissued) under its share repurchase program that allows for the repurchase of up to $20.0 million of its outstanding Common Shares. The repurchased shares are reflected as a reduction of par value and additional paid-in capital.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8. Shareholders’ Equity and Minority Interests, continued
Minority Interests
The following table summarizes the change in the minority interests since December 31, 2005:

		Minority
	Minority	Interest in
	Interest in	partially-
	Operating	owned
	Partnership	Affiliates
(dollars in thousands)
Balance at December 31, 2005	$9,204	$137,086
Dividends and distributions declared of $0.755 per Common Share and Common OP Unit	(487)	—
Net income (loss) for the period January 1 through December 31, 2006	804	(5,569)
Distributions paid	—	(73,242)
Conversion of Series A Preferred OP Units	(696)	—
Acquisition of partnership interest	—	2,246
Other comprehensive income – unrealized loss on valuation of swap agreements	(6)	—
Redemption of 11,105 Restricted Common OP Units	(146)	—
Minority Interest contributions	—	44,543

Balance at December 31, 2006	8,673	105,064

Notes:
Minority interest in the Operating Partnership represents (i) the limited partners’ interest of 642,272 and 653,360 Common OP Units at December 31, 2006 and 2005, respectively, (ii) 188 and 884 Series A Preferred OP Units at December 31, 2006 and 2005, respectively, with a nominal value of $1,000 per unit, which are entitled to a preferred quarterly distribution of the greater of (a) $22.50 per unit (9% annually) per Series A Preferred OP Unit or (b) the quarterly distribution attributable to a Series A Preferred OP Unit if such unit were converted into a Common OP Unit, and (iii) 4,000 Series B Preferred OP Units at both December 31, 2006 and 2005 with a nominal value of $1,000 per unit, which are entitled to a preferred quarterly distribution of the greater of (a) $13.00 (5.2% annually) per unit or (b) the quarterly distribution attributable to a Series B Preferred OP Unit if such unit were converted into a Common OP Unit.
During July 2005, the Company issued to a third party 11,105 Restricted Common OP Units valued at $18.01 per unit in connection with the purchase of 4343 Amboy Road. The holder of the Common OP Units was restricted from selling these for six months from the date of the transaction. During June 2006, the Company redeemed for cash the 11,105 Restricted Common OP Units.
Minority interests in partially-owned affiliates include third-party interests in three partnerships in which the Company has a majority ownership position. In addition, the accompanying financial statements include the limited partners’ and non-managing members’ interests in Funds I and II, and Mervyns I and II as additional minority interests in partially-owned affiliates.
During January 2006, the Company acquired a 60% interest in the A&P Shopping Plaza located in Boonton, New Jersey, (Note 6). The remaining 40% interest is owned by a third party and is reflected as minority interest in the accompanying Consolidated Balance Sheet as of December 31, 2006. Also during January 2006, Fund I recapitalized the Brandywine Portfolio, and as a result, $36.5 million was distributed to the institutional investors in Fund I.
The following table summarizes the minority interest contributions and distributions in 2006:

	Contributions	Distributions
(dollars in thousands)
Minority interest in two partnerships(1)	$—	$(232)
Fund I (2)	—	(37,223)
Mervyns I	—	(16,864)
Fund II	24,664	—
Mervyns II	19,879	(18,923)

	$44,543	$(73,242)

(1)	Represents 239 Greenwich Avenue and The Boonton Shopping Center.

(2)	Includes Brandywine Portfolio distribution of $36,454.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8. Shareholders’ Equity and Minority Interests, continued
Minority Interests, continued
In February 2005, the Company issued $4.0 million (250,000 Restricted Common OP Units valued at $16.00 each) of Restricted Common OP Units to Klaff in consideration for the 25% balance of certain management contract rights as well as the rights to certain potential future revenue streams. This followed the acquisition of 75% of the management contract rights from Klaff in January 2004 as reflected below. The Restricted Common OP Units are convertible into the Company’s Common Shares on a one-for-one basis after a five-year lock-up period. $1.1 million of the purchase price was allocated to investment in management contracts in the consolidated balance sheet and is being amortized over the estimated remaining life of the contracts. For both years 2006 and 2005, $0.2 million of these Klaff management contracts were written off following the disposition of these assets. The remainder of the $2.9 million purchase price has been allocated to deferred charges in the consolidated balance sheet. $1.1 million of these allocated costs have been identified to future revenue streams and are being amortized over the estimated life of each deal. The remaining $1.8 million will be allocated over future acquisitions as they occur.
During 2005 and 2004, various limited partners converted a total of 746,762 and 2,058,804 Common OP Units into Common Shares on a one-for-one basis, respectively. Mr. Dworman, a trustee of the Company, received 34,841 of Common OP Units through various affiliated entities during 2003 (Note 9).
The Series A Preferred OP Units were issued on November 16, 1999 in connection with the acquisition of all the partnership interests of the limited partnership which owns the Pacesetter Park Shopping Center. Certain Series A Preferred OP Unit holders converted 696 Series A Preferred OP Units into 92,800 Common OP Units and then into Common Shares in both 2006 and 2005. The Series A Preferred OP Units are currently convertible into Common OP Units based on the stated value divided by $7.50. After the seventh anniversary following their issuance, either the Company or the holders can call for the conversion of the Series A Preferred OP Units at the lesser of $7.50 or the market price of the Common Shares as of the conversion date.
4,000 Series B Preferred OP Units were issued to Klaff in January 2004 in consideration for the acquisition of 75% of certain management contract rights. The Preferred OP Units are convertible into Common OP Units based on the stated value of $1,000 divided by $12.82 at any time. Additionally, Klaff may redeem them at par for either cash or Common OP Units after the earlier of the third anniversary of their issuance, or the occurrence of certain events including a change in the control of the Company. Finally, after the fifth anniversary of the issuance, the Company may redeem the Preferred OP Units and convert them into Common OP Units at market value as of the redemption date. The $4.0 million purchase price is reflected in the investment in management contracts in the consolidated balance sheet and is being amortized over the estimated life of the contracts. For both years 2006 and 2005, $0.5 million of these Klaff management contracts were written off following the disposition of these assets. Subsequent to December 31, 2006,, Klaff converted 3,800 Series B Preferred Units into 296,412 Common OP Units and ultimately into Common Shares (Note 21).

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9. Related Party Transactions
In February 2005, the Operating Partnership issued $4.0 million of Restricted Common OP Units to Klaff for the balance of certain management contract rights as well as the rights to certain potential future revenue streams (Note 8).
In March 2005, the Company completed a $20.0 million Preferred Equity Investment with Levitz SL, of which Klaff, a common and preferred OP unit holder, is the managing member. In June 2006, the Company converted its Preferred Equity Investment with Levitz SL, into a mortgage loan (Note 4).
The Company managed one property in which a major shareholder of the Company had an ownership interest and earned a management fee of 3% of tenant collections. Management fees earned by the Company under this contract aggregated $0.1 million for the year ended December 31, 2004. In addition, the Company earned leasing commission of $0.2 million related to this property for the year ended December 31, 2004. In connection with the sale of the property on July 12, 2004, the management contract was terminated and the Company earned a $0.08 million disposition fee.
Lee Wielansky, the Lead Trustee of the Company, was paid a consulting fee of $0.1 million for each of the years ended December 31, 2006, 2005 and 2004.
On March 19, 2004, Ross Dworman, a former trustee of the Company, and certain entities controlled by Mr. Dworman converted 1,000,000 share options and 548,614 OP Units held by them to Common Shares in connection with a secondary public offering.
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
Minimum future rentals to be received under non-cancelable leases for shopping centers and other retail properties as of December 31, 2006 are summarized as follows:

(dollars in thousands)
2007	$77,415
2008	73,801
2009	70,464
2010	61,526
2011	49,610
Thereafter	326,043

$658,859

Minimum future rentals above include a total of $0.3 million for two tenants (with three leases), which have filed for bankruptcy protection. None of these leases have been rejected nor affirmed. During the years ended December 31, 2006, 2005 and 2004, no single tenant collectively accounted for more than 10% of the Company’s total revenues.
11. Lease Obligations
The Company leases land at seven of its shopping centers, which are accounted for as operating leases and generally provide the Company with renewal options. Ground rent expense was $4.5 million, $3.5 million, and $1.5 million (including capitalized ground rent at properties under development of $3.4 million, $2.7 million and $0.7 million) for the years ended December 31, 2006, 2005 and 2004, respectively. The leases terminate at various dates between 2008 and 2066. Four of these leases provide the Company with options to renew for additional terms aggregating from 20 to 60 years. The Company leases space for its White Plains corporate office for a term expiring in 2010. Office rent expense under this lease was $0.6 million, $0.4 million and $0.2 million for the years ended December 31, 2006, 2005 and 2004, respectively. Future minimum rental payments required for leases having remaining non-cancelable lease terms are as follows:

(dollars in thousands)
2007	$3,628
2008	3,664
2009	3,966
2010	4,567
2011	3,998
Thereafter	100,971

$120,794

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The 1999 Plan also provides for the granting of share appreciation rights, restricted shares and performance units/shares. Share appreciation rights provide for the participant to receive, upon exercise, cash and/or Common Shares, at the discretion of the committee, equal to the excess of the market value of the Common Shares at the exercise date over the market value of the Common Shares at the grant date. The Committee will determine the award and restrictions placed on restricted shares, including the dividends thereon and the term of such restrictions. The Committee also determines the award and vesting of performance units and performance shares based on the attainment of specified performance objectives of the Company within a specified performance period. Through December 31, 2006, no share appreciation rights or performance units/shares have been awarded.
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
During 2006, the Company adopted the 2006 Share Incentive Plan (the “2006 Plan”) because relatively few Common Shares remained available for future grants under the 1999 and 2003 plans. The 2006 Plan provides for the granting of Awards to officers, employees and trustees of the Company and consultants to the Company. The 2006 Plan is substantially similar to the 2003 Plan, except that the maximum number of Common Shares that the Company may issue pursuant to the 2006 Plan is 500,000 Common Shares. No participant may receive more than 500,000 Common Shares during the term of the 2006 Plan with respect to Awards.
On January 6, 2006, the Company issued 62,630 options to Officers (“Officers”) and Employees (“Employees”) of the Company.
On May 16, 2006, the Company issued 18,000 options, 3,461 unrestricted shares and the equivalent of 1,340 Common Shares through a deferred compensation plan to Trustees of the Company in connection with Trustee fees. The options vest immediately.
As of December 31, 2006, the Company has 492,372 options outstanding to officers and employees of which 433,839 are vested. These options are for ten-year terms from the grant date and vest in three equal annual installments which begin on the grant date. In addition, 58,000 options have been issued to non-employee Trustees of which 57,400 options were vested as of December 31, 2006.
On January 6, 2006, (the “Grant Date”), the Company also issued a total of 121,233 Restricted Common Shares (“Restricted Shares”) to Officers and 13,136 Restricted shares (net of subsequent forfeitures) to certain Employees of the Company. In general, the Restricted Shares carry all the rights of Common Shares including voting and dividend rights, but may not be transferred, assigned or pledged until the recipients have a vested non-forfeitable right to such shares. Vesting with respect to the Restricted Shares issued to Officers, which is subject to the recipients’ continued employment with the Company through the applicable vesting dates, is over five years commencing with 30% on the Grant Date and 17.5% on each of the next four anniversaries thereafter. In addition, vesting on 50% of the unvested Restricted Shares is also subject to certain total shareholder returns on the Company’s Common Shares. Vesting with respect to the Restricted Shares issued to Employees, which is subject to the recipients’ continued employment with the Company through the applicable vesting dates, is over five years commencing with 30% on the Grant Date and 17.5% on each of the next four anniversaries thereafter. In addition, vesting on 25% of the unvested Restricted Shares is also subject to certain total shareholder returns on the Company’s Common Shares.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12. Share Incentive Plan, continued
The total value of the above restricted share awards on the date of grant was $2.7 million, of which $2.0 million will be recognized in compensation expense over the vesting period.
On the Grant Date, the Company also issued a total of 224,901 Restricted Shares to Officers and 28,706 Restricted Shares to Employees in connection with a special, one-time performance bonus recognizing management’s outstanding achievements in enhancing shareholder values over the previous five years, including, but not limited to, total shareholder return and the recent recapitalization of the Brandywine Portfolio. The Restricted Shares vest over a period of five years. 50% will vest on the third anniversary and 25% will vest on the following two anniversaries of the Grant Date. The total value of this special bonus was $5.2 million which will be recognized in compensation expense over the vesting period. For the year ended December 31, 2005, 133,468 Restricted Shares (net of forfeitures) were issued pursuant to the 2003 Plan. The total value of the Restricted Share awards on the date of grant was $2.2 million which will be recognized in expense over the vesting period. No awards of share appreciation rights or performance units/shares were granted for the years ended December 31, 2006, 2005 and 2004.
For the years ended December 31, 2006, 2005 and 2004, $2.7 million, $1.0 million, and $0.8 million, respectively, were recognized in compensation expense related to Restricted Share grants.
The Company has used the Binomial method for 2006 and 2005 and the Black-Scholes option-pricing model for 2004 for purposes of estimating the fair value in determining compensation expense for options granted for the years ended December 31, 2006, 2005 and 2004. The Company has also used this model for the pro forma information regarding net income and earnings per share as required by SFAS No. 123 for options issued for the year ended December 31, 2001 as if the Company had also accounted for these employee stock options under the fair value method. The fair value for the options issued by the Company was estimated at the date of the grant using the following weighted-average assumptions resulting in:

	Years ended December 31,
	2006	2005	2004
Weighted-average volatility	18.0%	18.0%	18.0%
Expected dividends	3.6%	4.2%	4.2%
Expected life (in years)	7.5	7.5	7.5
Risk-free interest rate	4.4%	4.0%	4.0%
Fair value at date of grant (per option)	$3.03	$2.57	$2.17
     A summary of option activity under all option arrangements as of December 31, 2006, and changes during the year then ended is presented below:

		Weighted	Weighted Average	Aggregate Intrinsic
		Average	Remaining	Value
Options	Shares	Exercise Price	Contractual Term	(dollars in thousands)
Outstanding at January 1, 2006	477,242	$8.08
Granted	80,630	21.04
Exercised	(7,500)	5.75
Forfeited or Expired	—	—

Outstanding at December 31, 2006	550,372	$10.01	4.9	$8,260

Exercisable at December 31, 2006	491,239	$8.89	4.4	$7,923

The weighted average grant date fair value of options granted during the years 2006, 2005 and 2004 was $3.03, $2.57 and $2.17, respectively. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $0.1 million, $0.6 million and $12.9 million, respectively.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12. Share Incentive Plan, continued
     A summary of the status of the Entity’s nonvested Restricted Shares as of December 31, 2006 and changes during the year ended December 31, 2006, is presented below:

	Restricted	Weighted
	Shares	Grant-Date
Nonvested Shares	(in thousands)	Fair Value
Nonvested at January 1, 2006	283	$12.90
Granted	388	20.46
Vested	(121)	20.28
Forfeited	—	—

Nonvested at December 31, 2006	550	$17.27

As of December 31, 2006, there was $7.0 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.6 years. The total fair value of shares vested during the years ended December 31, 2006, 2005 and 2004, was $2.5 million, $1.0 million and $0.5 million, respectively.
13. Employee Stock Purchase and Deferred Share Plan
In 2003, the Company adopted the Acadia Realty Trust Employee Stock Purchase Plan (the “Purchase Plan”), which allows eligible employees of the Company to purchase Common Shares through payroll deductions. The Purchase Plan provides for employees to purchase Common Shares on a quarterly basis at a 15% discount to the closing price of the Company’s Common Shares on either the first day or the last day of the quarter, whichever is lower. The amount of the payroll deductions will not exceed a percentage of the participant’s annual compensation that the Committee establishes from time to time, and a participant may not purchase more than 1,000 Common Shares per quarter. Compensation expense will be recognized by the Company to the extent of the above discount to the average closing price of the Common Shares with respect to the applicable quarter. During 2006, 2005 and 2004, 5,307, 6,412 and 6,397 Common Shares, respectively, were purchased by Employees under the Purchase Plan. Associated compensation expense of $0.02 million was recorded in each year.
     In August of 2004, the Company adopted a Deferral and Distribution Election pursuant to the 1999 Share Incentive Plan and 2003 Share Incentive Plan, whereby the participants elected to defer receipt of 190,487 Common Shares (“Share Units”) that would otherwise be issued upon the exercise of certain options. The payment of the option exercise price was made by tendering Common Shares that the participants owned for at least six months prior to the option exercise date. The Share Units are equivalent to a Common Share on a one-for-one basis and carry a dividend equivalent right equal to the dividend rate for the Company’s Common shares. The deferral period is determined by each of the participants and generally terminates after the cessation of the participants continuous service with the Company, as defined in the agreement. In December 2004, optionees exercised 346,000 options pursuant to the Deferred Share Election and tendered 155,513 Common Shares in consideration of the option exercise price. In 2004 the Company issued 155,513 Common Shares to optionees and 190,487 Share Units. During 2006 and 2005 there were no additional Share Units contributed to the plan.
14. Employee 401(k) Plan
The Company maintains a 401(k) plan for employees under which the Company currently matches 50% of a plan participant’s contribution up to 6% of the employee’s annual salary. A plan participant may contribute up to a maximum of 15% of their compensation but not in excess of $0.02 million for the year ended December 31, 2006. The Company contributed $0.2 million, $0.1 million and $0.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.
15. Dividends and Distributions Payable
On December 4, 2006, the Company declared a cash dividend for the quarter ended December 31, 2006 of $0.20 per Common Share. The dividend was paid on January 15, 2007 to shareholders of record as of December 29, 2006.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
16. Federal Income Taxes
The Company has elected to qualify as a REIT in accordance with the Internal Revenue Code (the “Code”) and intends at all times to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its annual REIT taxable income to its shareholders. As a REIT, the Company generally will not be subject to corporate Federal income tax, provided that distributions to its shareholders equal at least the amount of its REIT taxable income as defined under the Code. As the Company distributed sufficient taxable income for the years ended December 31, 2006, 2005 and 2004, no U.S. Federal income or excise taxes were incurred. If the Company fails to qualify as a REIT in any taxable year, it will be subject to Federal income taxes at the regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for the four subsequent taxable years. Even though the Company qualifies for taxation as a REIT, the Company is subject to certain state and local taxes on its income and property and Federal income and excise taxes on any undistributed taxable income. In addition, taxable income from non-REIT activities managed through the Company’s TRS are subject to Federal, state and local income taxes.
The primary difference between the GAAP and tax reported amounts of the Company’s assets and liabilities are a higher GAAP basis in its real estate properties. This is primarily the result of assets acquired as a result of property contributions in exchange for OP Units.
Reconciliation between GAAP net income and Federal taxable income
The following unaudited table reconciles GAAP net income to taxable income for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
(dollars in thousands)	(Estimated)	(Actual)	(Actual)
GAAP net income	$39,013	$20,626	$19,585
GAAP net (loss) income of TRS	(405)	1,349	—

GAAP net income from REIT operations (1)	39,418	19,277	19,585
Book/tax difference in depreciation and amortization	5,472	2,817	3,438
Book/tax difference on exercise of options to purchase Common Shares	(224)	(405)	(8,970)
Book/tax difference on capital transactions (2)	(20,974)	(465)	(1,354)
Other book/tax differences, net	2,492	(2,065)	1,953

REIT taxable income before dividends paid deduction	$26,184	$19,159	$14,652

(1)	All adjustments to GAAP net income from REIT operations are net of amounts attributable to minority interest and TRS.

(2)	Principally the result of the deferral of gain on sale of properties pursuant to Code Section 1031 Like-Kind Exchanges

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
16. Federal Income Taxes, continued
Characterization of Distributions:
The Company has determined that the cash distributed to the shareholders is characterized as follows for Federal income tax purposes:

	For the years ended December 31,
	2006	2005	2004
Ordinary income	100%	95%	59%
Section 1250 gain	—	3%	32%
Return of capital	—	2%	9%

	100%	100%	100%

Taxable REIT Subsidiaries (“TRS”)
Income taxes have been provided for using the asset and liability method as required by SFAS No. 109. The Company’s combined TRS (loss) income and (benefit) provision for income taxes for the years ended December 31, 2006 and 2005 are summarized as follows:

	2006	2005
(dollars in thousands)	(Estimated)	(Actual)
TRS (loss) income before income taxes	$(296)	$3,458
Benefit (provision) for income taxes:	—	—
Federal	590	(1,601)
State and local	111	(508)

TRS net income	$405	$1,349

The income tax benefit (provision) differs from the amount computed by applying the statutory federal income tax rate to taxable (loss) income before income taxes as follows:

(dollars in thousands)	2006	2005
Federal benefit (provision) at statutory tax rate	$100	$(1,210)
State and local taxes, net of federal benefit	15	(330)
Tax effect of:
Valuation allowance against deferred tax liability asset	—	(208)
Utilization of loss and deduction carry forwards	—	115
Change in estimate	586	—
REIT State, Local and Franchise taxes	(193)	(507)

Total benefit (provision) for income taxes	$508	$(2,140)

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
17. Financial Instruments
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
Derivative Instruments — The fair value of these instruments is based upon the estimated amounts the Company would receive or pay to terminate the contracts as of December 31, 2006 and 2005 and is determined using interest rate market pricing models.
Mortgage Notes Payable and Notes Payable — As of December 31, 2006 and 2005, the Company has determined the estimated fair value of its mortgage notes payable, including those relating to discontinued operations, are $439.1 million and $422.1 million, respectively, by discounting future cash payments utilizing a discount rate equivalent to the rate at which similar mortgage notes payable would be originated under conditions then existing.
Derivative Financial Instruments:
SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by SFAS 133, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.
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
As of December 31, 2006 and 2005, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.
The following table summarizes the notional values and fair values of the Company’s derivative financial instruments as of December 31, 2006. The notional value does not represent exposure to credit, interest rate or market risks:

	Notional		Forward Start	Interest
Hedge Type	Value	Rate	Date	maturity	Fair Value
(dollars in thousands)

Current Interest Rate Swaps
LIBOR Swap	$4,627	4.71%	n/a	01/01/10	$27
LIBOR Swap	11,375	4.90%	n/a	10/01/11	33

Interest rate swap receivable	$16,002				$60

Forward –Starting Interest Rate Swaps
LIBOR Swap	$8,434	5.14%	6/1/07	3/1/12	$(72)

	$8,434

Interest Rate Caps
LIBOR Cap	$30,000	6.00%	n/a	4/1/08	2

Net Interest rate swap liability					$(10)

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
17. Financial Instruments, continued
Derivative Financial Instruments, continued:
Derivative instruments are reported at fair value as reflected above. The fair value of the derivative instruments is included in Other Assets in the Consolidated Balance Sheets as of December 31, 2006. As of December 31, 2005, the derivative instruments were reported at fair value as a derivative instrument asset of $0.8 million and derivative instrument liability of $0.2 million. As of December 31, 2006 and 2005, unrealized losses totaling $0.2 and $0.01 million, respectively, represented the fair value of the aforementioned derivatives, of which $(0.2) million and $(0.01) million, respectively, were reflected in accumulated other comprehensive loss.
The Company’s interest rate hedges are designated as cash flow hedges and hedge the future cash outflows on mortgage debt. Interest rate swaps that convert variable payments to fixed payments, such as those held by the Company, as well as interest rate caps, floors, collars, and forwards are cash flow hedges. The unrealized gains and losses in the fair value of these hedges are reported on the balance sheet with a corresponding adjustment to either accumulated other comprehensive income or earnings depending on the type of hedging relationship. For cash flow hedges, offsetting gains and losses are reported in accumulated other comprehensive income. Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified to earnings. This reclassification occurs over the same time period in which the hedged items affect earnings. At December 31, 2006, approximately $0.4 million is expected to be reclassified to earnings.
18. Earnings Per Common Share
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

	Years ended December 31,
(dollars in thousands, except per share amounts)	2006	2005	2004
Numerator:
Income from continuing operations – basic earnings per share	$15,794	$19,643	$11,458
Effect of dilutive securities:
Preferred OP Unit distributions	254	—	—

Numerator for diluted earnings per share	$16,048	$19,643	$11,458

Denominator:
Weighted average shares – basic earnings per share	32,502	31,949	29,341
Effect of dilutive securities:
Employee stock options	314	265	571
Convertible Preferred OP Units	337	—	—

Dilutive potential Common Shares	651	265	571

Denominator for diluted earnings per share	33,153	32,214	29,912

Basic earnings per share from continuing operations	$0.49	$0.62	$0.39

Diluted earnings per share from continuing operations	$0.48	$0.61	$0.38

The weighted average shares used in the computation of basic earnings per share include unvested restricted shares (Note 12) and Share Units (Note 13) that are entitled to receive dividend equivalent payments. The effect of the conversion of Common OP Units is not reflected in the above table as they are exchangeable for Common Shares on a one-for-one basis. The income allocable to such units is allocated on this same basis and reflected as minority interest in the accompanying consolidated financial statements. As such, the assumed conversion of these units would have no net impact on the determination of diluted earnings per share.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
19. Summary of Quarterly Financial Information (unaudited)
The quarterly results of operations of the Company for the years ended December 31, 2006 and 2005 are as follows:

	March 31,	June 30,	September 30,	December 31,	Total for
(dollars in thousands, except per share amount	2006	2006	2006	2006	Year
Revenue	$25,646	$23,944	$26,116	$26,987	$102,693
Income from continuing operations	$3,803	$4,338	$3,748	$3,905	$15,794
Income (loss) from discontinued operations	$550	$510	$374	$21,785	$23,219
Net income	$4,353	$4,848	$4,122	$25,690	$39,013
Net income per Common Share – basic:
Income from continuing operations	$0.12	$0.14	$0.12	$0.12	$0.49
Income (loss) from discontinued operations	0.01	0.01	0.01	0.67	0.71

Net income	$0.13	$0.15	$0.13	$0.79	$1.20

Net income per Common Share – diluted:
Income from continuing operations	$0.12	$0.14	$0.12	$0.12	$0.48
Income (loss) from discontinued operations	0.01	0.01	0.01	0.65	0.70

Net income	$0.13	$0.15	$0.13	$0.77	$1.18

Cash dividends declared per Common Share	$0.185	$0.185	$0.185	$0.20	$0.755
Weighted average Common Shares outstanding:
Basic	32,468,204	32,509,360	32,513,398	32,514,803	32,501,602
Diluted	32,766,119	32,810,794	32,836,473	33,186,718	33,152,996

	March 31,	June 30,	September 30,	December 31,	Total for
(dollars in thousands, except per share amounts)	2005	2005	2005	2005	Year
Revenue	$23,776	$24,298	$27,818	$24,914	$100,806
Income from continuing operations	$4,013	$4,485	$6,714	$4,431	$19,643
Income (loss) from discontinued operations	$432	$(140)	$511	$180	$983
Net income	$4,445	$4,345	$7,225	$4,611	$20,626
Net income per Common Share – basic:
Income from continuing operations	$0.13	$0.14	$0.21	$0.14	$0.62
Income (loss) from discontinued operations	0.01	0.00	0.02	0.00	0.03

Net income	$0.14	$0.14	$0.23	$0.14	$0.65

Net income per Common Share – diluted:
Income from continuing operations	$0.13	$0.14	$0.20	$0.14	$0.61
Income (loss) from discontinued operations	0.01	0.00	0.02	0.00	0.03

Net income	$0.14	$0.14	$0.22	$0.14	$0.64

Cash dividends declared per Common Share	$0.1725	$0.1725	$0.1725	$0.185	$0.7025
Weighted average Common Shares outstanding:
Basic	31,867,185	31,898,644	32,008,982	32,017,316	31,948,610
Diluted	32,139,833	32,144,529	32,706,201	32,293,926	32,214,231

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
20. Commitments and Contingencies
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
The Company conducts Phase I environmental reviews with respect to properties it acquires. These reviews include an investigation for the presence of asbestos, underground storage tanks and polychlorinated biphenyls (PCBs). Although such reviews are intended to evaluate the environmental condition of the subject property as well as surrounding properties, there can be no assurance that the review conducted by the Company will be adequate to identify environmental or other problems that may exist. Where a Phase II assessment is so recommended, a Phase II assessment was conducted to further determine the extent of possible environmental contamination. In all instances where a Phase I or II assessment has resulted in specific recommendations for remedial actions, the Company has either taken or scheduled the recommended remedial action. To mitigate unknown risks, the Company has obtained environmental insurance for most of its properties, which covers only unknown environmental risks.
The Company believes that it is in compliance in all material respects with all Federal, state and local ordinances and regulations regarding hazardous or toxic substances. Management is not aware of any environmental liability that it believes would have a material adverse impact on the Company’s financial position or results of operations. Management is unaware of any instances in which the Company would incur significant environmental costs if any or all properties were sold, disposed of or abandoned. However, there can be no assurance that any such non-compliance, liability, claim or expenditure will not arise in the future.
For the year ended December 31, 2004, the Company accrued a reserve for $0.7 million related to flood damage incurred at one of its properties. Under the terms of the Company’s insurance policy, a maximum deductible of approximately $0.7 million would apply in the event the flood damage was the direct result of a “named” storm. During the first quarter of 2005, the Company reduced the reserve by $0.5 million due to the settlement of the insurance claim.
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
21. Subsequent Events
In February 2007, Klaff converted 3,800 Series B Preferred Units into 296,412 Common OP Units and ultimately into Common Shares.
On January 8, 2007, the Initial Purchasers exercised their option pursuant to the Purchase Agreement to purchase an additional $15.0 million aggregate principal amount of the Notes. The net proceeds from the sale of the additional Notes, after deducting the Initial Purchasers’ discount and estimated offering expenses, were approximately $14.7 million.
On February 26, 2007 the Company, through its RCP Venture, received a cash distribution totaling approximately $42.5 million from its ownership position in Albertsons. The Operating Partnership’s share of this distribution amounted to approximately $8.5 million. The distribution resulted from cash proceeds obtained by Albertsons in connection with its disposition of certain operating stores and a refinancing of the remaining assets held in the entity.

ACADIA REALTY TRUST
SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2006

				Costs capitalized					Date of
			Buildings &	Subsequent to		Buildings &		Accumulated	Acquisition (a)
Description	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Construction(c)

Shopping Centers
Crescent Plaza	$17,600	$1,147	$7,425	$823	$1,147	$8,248	$9,395	$4,612	1984	(a)
Brockton, MA
New Loudon Center	14,940	505	4,161	10,839	505	15,000	15,505	8,594	1982	(a)
Latham, NY
Ledgewood Mall	21,524	619	5,434	33,199	619	38,633	39,252	27,003	1983	(a)
Ledgewood, NJ
Mark Plaza	—	—	4,268	4,690	—	8,958	8,958	5,942	1968	(c)
Edwardsville, PA
Blackman Plaza	—	120	—	1,599	120	1,599	1,719	637	1968	(c)
Wilkes-Barre, PA
Plaza 422	—	190	3,004	720	190	3,724	3,914	2,826	1972	(c)
Lebanon, PA
Route 6 Mall	—	—	—	12,695	1,664	11,031	12,695	4,613	1995	(c)
Honesdale, PA
Bartow Avenue	—	1,691	5,803	330	1,691	6,133	7,824	380	2002	(c)
Bronx, NY
Amboy Rd. Shopping Ctr.	—	—	11,909	1,435	—	13,344	13,344	496	2005	(a)
Staten Island, NY
Abington Towne Center	—	799	3,197	1,994	799	5,191	5,990	1,420	1998	(a)
Abington, PA
Bloomfield Town Square	—	3,443	13,774	6,414	3,443	20,188	23,631	4,286	1998	(a)
Bloomfield Hills, MI
Walnut Hill Plaza	23,500	3,122	12,488	1,242	3,122	13,730	16,852	3,339	1998	(a)
Woonsocket, RI
Elmwood Park Plaza	34,600	3,248	12,992	14,764	3,798	27,206	31,004	6,371	1998	(a)
Elmwood Park, NJ
Merrillville Plaza	12,665	4,288	17,152	1,473	4,288	18,625	22,913	4,270	1998	(a)
Hobart, IN
Marketplace of Absecon	—	2,573	10,294	2,465	2,577	12,755	15,332	2,863	1998	(a)
Absecon, NJ
Clark Diversey	3,781	11,303	2,903	—	11,303	2,903	14,206	71
Boonton	8,565	3,297	7,611	—	3,297	7,611	10,908	174
Chestnut Hill	9,997	8,978	5,568	—	8,978	5,568	14,546	69
Third Avenue	—	11,108	8,038	—	11,108	8,038	19,146	48
Liberty Avenue	5,362	—	—	—	—	—	—	—
Tarrytown Centre	—	2,323	7,396	—	2,323	7,396	9,719	409
Mark Plaza	—	250	—	—	250		250
Acadia Realty L.P.	—	—	1,455	—		1,455	1,455	1,169
Acadia K-H, LLC	—	—	50	—		50	50	25
Acadia Sterling Heights	—	—	(26)	—		(26)	(26)	(0)
Acadia Haygood	—	—	(103)	—		(103)	(103)	(1)
Pelham Manor	—	905	—	—	905	—	905
Hobson West Plaza	—	1,793	7,172	690	1,793	7,862	9,655	1,928	1998	(a)
Naperville, IL Village
Commons/Smithtown Shopping Center	9,925	3,229	12,917	1,229	3,229	14,146	17,375	3,580	1998	(a)
Smithtown, NY
Town Line Plaza		878	3,510	7,176	907	10,657	11,564	6,562	1998	(a)
Rocky Hill, CT
Branch Shopping Center	16,000	3,156	12,545	653	3,156	13,198	16,354	2,902	1998	(a)
Village of the Branch, NY

				Costs capitalized					Date of
			Buildings &	Subsequent		Buildings &		Accumulated	Acquisition (a)
Description	Encumbrances	Land	Improvements	to Acquisition	Land	Improvements	Total	Depreciation	Construction(c)
The Methuen Shopping Center	—	956	3,826	358	956	4,184	5,140	801	1998	(a)
Methuen, MA
Gateway Shopping Center	20,500	1,273	5,091	11,536	1,273	16,627	17,900	2,478	1999	(a)
Burlington, VT
Mad River Station	—	2,350	9,404	546	2,350	9,950	12,300	2,040	1999	(a)
Dayton, OH
Pacesetter Park Shopping Center	12,500	1,475	5,899	1,032	1,475	6,931	8,406	1,507	1999	(a)
Ramapo, NY
239 Greenwich	15,672	1,817	15,846	502	1,817	16,348	18,165	3,172	1999	(c)
Greenwich, CT
Residential Properties Gate House, Holiday House, Tiger Village	10,459	2,312	9,247	3,474	2,312	12,721	15,033	3,635	1998	(a)
Columbia, MO
Village Apartments	—	3,429	13,716	2,919	3,429	16,635	20,064	4,378	1998	(a)
Winston Salem, NC
Colony Apartments	5,229	1,118	4,470	1,654	1,118	6,124	7,242	1,767	1998	(a)
Columbia, MO
Amherst Marketplace	4,526	1,534	6,144	—	1,534	6,144	7,678	737	2002	(a)

Sheffield Crossing	6,744	2,049	7,557	46	2,049	7,603	9,652	849	2002	(a)

Granville Center	2,939	2,186	8,744	59	2,186	8,803	10,989	981	2002	(a)
Kroger/Safeway	14,764	—	48,938	(48)	—	48,890	48,890	22,430	2003	(a)
Various
400 E. Fordham Road	18,000	11,144	18,010	902	12,012	18,044	30,056	1,017	2004	(a)
Bronx, NY
4650 Broadway/Sherman Avenue	19,000	25,267	—	—	25,267	—	25,267	—	2005	(a)
New York, NY
216th Street	6,423	7,313	—	(52)	7,261	—	7,261	—	2005	(a)
New York, NY
161st Street	30,000	16,679	28,410	181	16,679	28,591	45,270	1,008	2005	(a)
Bronx, NY
Oakbrook	—	—	6,906	17	—	6,923	6,923	683	2005	(a)
Oakbrook, IL
Undeveloped land	—	—	—	—	—	—	—	—
Properties under development	—	—	—	26,670	—	26,670	26,670	—	2005	(a)

	$345,215	$149,867	$373,145	$154,226	$152,930	$524,308	$677,238	$142,071

     S.CONT

ACADIA REALTY TRUST
NOTES TO SCHEDULE III
December 31, 2006
1. Depreciation and investments in buildings and improvements reflected in the statements of income is calculated over the estimated useful life of the assets as follows:
Buildings 30 to 40 years Improvements Shorter of lease term or useful life
2. The aggregate gross cost of property included above for Federal income tax purposes was $352.7 million as of December 31, 2006.
3. (a) Reconciliation of Real Estate Properties:
The following table reconciles the real estate properties from January 1, 2004 to December 31, 2006:

	For the year ended December 31,
(dollars in thousands)	2006	2005	2004
Balance at beginning of year	$710,106	$599,558	$541,892

Transfers (1)	(131,341)
Other improvements	28,698	12,700	6,909
Reclassification of tenant improvement activities	—	—	845
Property Acquired	69,775	97,848	49,912

Balance at end of year	$677,238	$710,106	$599,558

(1)	Reflects the change in accounting for the Brandywine Portfolio following the recapitalization of the investment in January 2006 (Note 1).
(b) Reconciliation of Accumulated Depreciation:
     The following table reconciles accumulated depreciation from January 1, 2004 to December 31, 2006:

	For the year ended December 31,
(dollars in thousands)	2006	2005	2004
Balance at beginning of year	$127,819	$106,924	$86,337
Reclassification of tenant improvement activities	—	—	660
Depreciation related to real estate	14,252	20,895	19,927

Balance at end of year	$142,071	$127,819	$106,924