Form 10-Q
period 2007-03-31
ACADIA REALTY TRUST
filed 2007-05-09
CIK 899629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission File Number 1-12002
ACADIA REALTY TRUST
(Exact name of registrant in its charter)

MARYLAND	23-2715194
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1311 MAMARONECK AVENUE, SUITE 260 WHITE PLAINS, NY (Address of principal executive offices)	10605 (Zip Code)
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐     No ☑
As of May 9, 2007, there were 32,130,608 common shares of beneficial interest, par value $.001 per share, outstanding.

ACADIA REALTY TRUST AND SUBSIDIARIES
FORM 10-Q

Part I. Financial Information
Item 1. Financial Statements
ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(dollars in thousands)	2007	2006
	(unaudited)
ASSETS
Real estate
Land	$174,038	$152,930
Buildings and improvements	541,374	497,638
Construction in progress	23,160	26,670

	738,572	677,238
Less: accumulated depreciation	147,370	142,071

Net real estate	591,202	535,167
Cash and cash equivalents	111,643	139,571
Cash in escrow	6,987	7,639
Restricted cash	2,185	549
Investments in and advances to unconsolidated affiliates	12,157	31,049
Rents receivable, net	10,914	12,949
Notes receivable	34,134	38,322
Prepaid expenses	2,026	1,865
Deferred charges, net	36,326	33,255
Acquired lease intangibles	13,519	11,653
Other assets, net	20,406	39,673

	$841,499	$851,692

LIABILITIES AND SHAREHOLDERS’ EQUITY
Mortgage notes payable	$337,265	$347,402
Convertible notes payable	115,000	100,000
Acquired leases and other intangibles	3,918	4,919
Accounts payable and accrued expenses	8,984	10,548
Dividends and distributions payable	6,661	6,661
Distributions in excess of income from and investment in unconsolidated affiliates	21,622	21,728
Other liabilities	11,821	5,578

Total liabilities	505,271	496,836
Minority interest in Operating Partnership	4,911	8,673
Minority interests in partially-owned affiliates	86,476	105,064

Total minority interests	91,387	113,737
Shareholders’ equity
Common shares	32	31
Additional paid-in capital	231,074	227,555
Accumulated other comprehensive loss	(232)	(234)
Retained earnings	13,967	13,767

Total shareholders’ equity	244,841	241,119

	$841,499	$851,692

See accompanying notes

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(unaudited)

	Three months ended
	March 31,
(dollars in thousands, except per share amounts)	2007	2006
Revenues
Minimum rents	$18,854	$17,287
Percentage rents	138	185
Expense reimbursements	3,342	3,877
Other property income	264	209
Management fee income from related parties, net	1,075	1,201
Interest income	2,860	1,746
Other	165	1,141

Total revenues	26,698	25,646

Operating Expenses
Property operating	4,906	3,867
Real estate taxes	2,198	2,700
General and administrative	5,448	5,307
Depreciation and amortization	6,537	6,230

Total operating expenses	19,089	18,104

Operating income	7,609	7,542
Equity in earnings of unconsolidated affiliates	130	2,971
Interest expense	(6,147)	(5,185)
Minority interest	2,288	(1,076)

Income from continuing operations before income taxes	3,880	4,252
Income taxes	(44)	(449)

Income from continuing operations	3,836	3,803

Discontinued Operations
Operating income from discontinued operations	—	561
Minority interest	—	(11)

Income from discontinued operations	—	550

Income before extraordinary item	3,836	4,353

Extraordinary item
Share of extraordinary gain from investment in unconsolidated affiliate	23,690	—
Minority interest	(18,959)	—
Income taxes	(1,848)	—

Extraordinary gain	2,883	—

Net income	$6,719	$4,353

Basic Earnings per Share
Income from continuing operations	$0.12	$0.12
Income from discontinued operations	—	0.01
Income from extraordinary item	0.09	—

Basic earnings per share	$0.21	$0.13

Diluted Earnings per Share
Income from continuing operations	$0.11	$0.12
Income from discontinued operations	—	0.01
Income from extraordinary item	0.09	—

Diluted earnings per share	$0.20	$0.13

See accompanying notes

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(unaudited)

	March 31,	March 31,
(dollars in thousands)	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,719	$4,353
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	6,537	6,682
Minority interests	16,671	1,087
Amortization of lease intangibles	62	178
Amortization of mortgage note premium	(34)	(30)
Equity in earnings of unconsolidated affiliates	(23,820)	(2,971)
Fees received from unconsolidated affiliates	122	145
Distributions recognized as income from unconsolidated affiliates	23,883	3,983
Amortization of derivative included in interest expense	109	109
Changes in assets and liabilities
Restricted cash	(1,636)	(1)
Funding of escrows, net	652	(419)
Rents receivable	2,035	(472)
Prepaid expenses	(161)	154
Other assets	19,001	(5,863)
Accounts payable and accrued expenses	(1,846)	918
Other liabilities	6,099	4,476

Net cash provided by operating activities	54,393	12,329

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for real estate and improvements	(64,613)	(26,991)
Deferred acquisition and leasing costs	(3,550)	(2,341)
Investments in and advances to unconsolidated affiliates	(2,274)	(367)
Return of capital from unconsolidated affiliates	20,875	6,551
Collections of notes receivable	5,583	—
Advances of notes receivable	(1,368)	(27,359)

Net cash used in investing activities	(45,347)	(50,507)

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(unaudited)

	March 31,	March 31,
(dollars in thousands)	2007	2006
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on mortgages and notes payable	(42,607)	(28,483)
Proceeds received on mortgage notes payable	32,764	64,809
Proceeds received on convertible debt issuance	15,000	—
Payment of deferred financing and other costs	(392)	(69)
Capital contributions from partners and members	2,166	—
Distributions to partners and members	(35,012)	(34,053)
Dividends paid	(6,519)	(5,905)
Distributions to minority interests in Operating Partnership	(133)	(121)
Distributions on preferred Operating Partnership Units	(9)	(63)
Distributions to minority interests in partially-owned affiliates	(2,260)	(36)
Contributions from minority interests in partially-owned affiliates	—	2,261
Common Shares issued under Employee Stock Purchase Plan	28	24

Net cash used in financing activities	(36,974)	(1,636)

Decreases in cash and cash equivalents	(27,928)	(39,814)
Cash and cash equivalents, beginning of period	139,571	90,475

Cash and cash equivalents, end of period	$111,643	$50,661

Supplemental disclosure of cash flow information
Cash paid during the period for interest, including capitalized interest of $12 and $11, respectively	$4,950	$5,334

Cash paid for income taxes	$205	$1,190

Supplemental disclosure of non-cash investing and financing activities
Acquisition of real estate through assumption of debt	$—	$12,509

Recapitalization of the Brandywine Portfolio
Real estate, net	$—	$124,962
Other assets and liabilities	—	(11,413)
Mortgage debt	—	(66,984)
Minority interests	—	(36,504)
Investment in unconsolidated affiliates	—	(10,428)

Cash included in investments and advances to unconsolidated affiliates	$—	$(367)

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
All of the Company’s assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership (the “Operating Partnership”) and entities in which the Operating Partnership owns a controlling interest. As of March 31, 2007, the Trust controlled 98% of the Operating Partnership as the sole general partner. As the general partner, the Trust is entitled to share, in proportion to its percentage interest, in the cash distributions and profits and losses of the Operating Partnership. The limited partners represent entities or individuals who contributed their interests in certain properties or entities to the Operating Partnership in exchange for common or preferred units of limited partnership interest (“Common or Preferred OP Units”). Limited partners holding Common OP Units are generally entitled to exchange their units on a one-for-one basis for common shares of beneficial interest of the Trust (“Common Shares”). This structure is commonly referred to as an umbrella partnership REIT or “UPREIT”.
During 2001, the Company formed a partnership, Acadia Strategic Opportunity Fund I, LP (“Fund I”), and in 2004 formed a limited liability company, Acadia Mervyn I, LLC (“Mervyns I”), with four institutional investors. The Operating Partnership committed a total of $20.0 million to Fund I and Mervyns I, and the four institutional shareholders committed $70.0 million, for the purpose of acquiring a total of approximately $300.0 million in investments. As of March 31, 2007, the Operating Partnership has contributed $16.5 million to Fund I and $2.7 million to Mervyns I.
The Operating Partnership is the sole general partner of Fund I and sole managing member of Mervyns I, with a 22.2% interest in both Fund I and Mervyns I and is also entitled to a profit participation in excess of its invested capital based on certain investment return thresholds (“Promote”). Cash flow is distributed pro-rata to the partners (including the Operating Partnership) until they receive a 9% cumulative return, and the return of all capital contributions. Thereafter, remaining cash flow (which is net of distributions and fees to the Operating Partnership for management, asset management, leasing and construction services) is distributed 80% to the partners (including the Operating Partnership) and 20% to the Operating Partnership as a Promote. As all contributed capital and accumulated preferred return has been distributed to the institutional investors, the Operating Partnership is now entitled to a Promote on all earnings and distributions.
During June of 2004, the Company formed a limited liability company, Acadia Strategic Opportunity Fund II, LLC (“Fund II”), and during August 2004 formed another limited liability company, Acadia Mervyn II, LLC (“Mervyns II”), with the investors from Fund I as well as two additional institutional investors. With $300.0 million of committed discretionary capital, Fund II and Mervyns II combined expect to be able to acquire up to $900.0 million of investments on a leveraged basis. The Operating Partnership’s share of committed capital is $60.0 million. The Operating Partnership is the sole managing member with a 20% interest in both Fund II and Mervyns II. The terms and structure of Fund II and Mervyns II are substantially the same as Fund I and Mervyns I, including the Promote structure, with the exception that the preferred return is 8%. As of March 31, 2007, the Operating Partnership has contributed $18.0 million to Fund II and $7.1 million to Mervyns II.
2.     BASIS OF PRESENTATION
The consolidated financial statements include the consolidated accounts of the Company and its controlling investments in partnerships and limited liability companies in which the Company is presumed to have control in accordance with Emerging Issues Task Force Issue No. 04-5. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Investments in entities for which the Company has the ability to exercise significant influence over, but does not have financial or operating control thereof, are accounted for using the equity method of accounting. Accordingly, the Company’s share of the earnings (or loss) of these entities are included in consolidated net income. The information furnished in the accompanying consolidated financial statements reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the aforementioned consolidated financial statements for the interim periods.
Although the Company accounts for its investment in Albertson’s, which it has made through the Retailer Controlled Property Venture (“RCP Venture”), using the equity method of accounting, the Company adopted the policy of not recording its equity in earnings or losses of the unconsolidated affiliate until the Company receives the audited financial statements of Albertson’s to support the equity earnings or losses in accordance with paragraph 19 of Accounting Principles Board (“APB”) 18 “Equity Method of Accounting for Investments in Common Stock”. Cash distributions received during the first quarter of 2007 from Albertson’s in excess of invested capital were recorded as income in the period when the distribution is received.
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2.     BASIS OF PRESENTATION, (continued)
that may be expected for the fiscal year ending December 31, 2007. For further information refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
During June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109.” (“Interpretation No. 48”), Interpretation No. 48 defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Interpretation No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Interpretation No. 48 is effective for fiscal years beginning after December 15, 2006.
The Company adopted Interpretation No. 48 on January 1, 2007. Based on its evaluation, the Company had no uncertain tax positions and no unrecognized tax benefits as of the adoption date or as of March 31, 2007. The Company has no interest or penalties relating to income taxes recognized in the statement of income for the three months ended March 31, 2007 or in the balance sheet as of March 31, 2007. It is the Company’s accounting policy to classify interest and penalties relating to unrecognized tax benefits as interest expense and tax expense, respectively. As of March 31, 2007, the tax years 2003 through and including 2006 remain open to examination by the Internal Revenue Service. State income tax returns are generally subject to examination for a period of three to five years after filing of the respective returns. There are currently no federal or state tax examinations in progress.
On February 15, 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits companies and not-for-profit organizations to make a one-time election to carry eligible types of financial assets and liabilities at fair value, even if fair value measurement is not required under GAAP. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect of the adoption of SFAS No. 159.
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

	Three months ended
	March 31,
(dollars in thousands, except per share amounts)	2007	2006
Numerator:
Net income — basic	$6,719	$4,353
Income allocated to Preferred OP units	8	—

Net income —diluted	$6,727	$4,353

Denominator:
Weighted average shares — basic earnings per share	32,753	32,468
Effect of dilutive securities:
Employee stock options	342	298
Convertible Preferred OP Units	179	—

Dilutive Potential Common Shares	521	298

Denominator for diluted earnings per share	33,274	32,766

Basic earnings per share	$0.21	$0.13

Diluted earnings per share	$0.20	$0.13

The weighted average shares used in the computation of basic earnings per share include unvested restricted shares and Share Units (Note 13) that are entitled to receive dividend equivalent payments. The effect of the conversion of Common OP Units is not reflected in the above table as they are exchangeable for Common Shares on a one-for-one basis. The income allocable to such units is allocated on this same basis and reflected as minority interest in the accompanying consolidated financial statements. As such, the assumed conversion of these units would have no net impact on the determination of diluted earnings per share. The effect of the conversion of 178,993 Series A and B Preferred OP Units was dilutive for the three months ended March 31, 2007 and is included in the above table. The effect of the conversion of 337,097 Preferred OP Units for the three months ended March 31, 2006, is not reflected in the above table as such conversion was anti-dilutive.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4.     COMPREHENSIVE INCOME
The following table sets forth comprehensive income for the three months ended March 31, 2007 and 2006:

	Three months ended
	March 31,
(dollars in thousands)	2007	2006
Net income	$6,719	$4,353
Other comprehensive income	2	1,098

Comprehensive income	$6,721	$5,451

Other comprehensive income relates to the changes in the fair value of derivative instruments accounted for as cash flow hedges and the amortization of derivative included in interest expense.
The following table sets forth the change in accumulated other comprehensive loss for the three months ended March 31, 2007:
Accumulated other comprehensive loss

(dollars in thousands)
Balance at December 31, 2006	$(234)
Unrealized gain on valuation of derivative instruments and amortization of derivative	2

Balance at March 31, 2007	$(232)

5.     SHAREHOLDERS’ EQUITY AND MINORITY INTERESTS
The following table summarizes the change in the shareholders’ equity and minority interests since December 31, 2006:

		Minority Interest	Minority Interest in
	Shareholders’	in Operating	partially-owned
(dollars in thousands)	Equity	Partnership	affiliates
Balance at December 31, 2006	$241,119	$8,673	$105,064
Dividends and distributions declared of $0.20 per Common Share and Common OP Unit	(6,519)	(133)	—
Net income for the period January 1 through March 31, 2007	6,719	144	16,527
Distributions paid	—	—	(37,281)
Conversion of Series B Preferred OP Units	3,800	(3,800)	—
Other comprehensive income — Unrealized loss on valuation of swap agreements	(107)	—	—
Other comprehensive income — Amortization of derivative	109	—	—
Common shares issued under employee stock purchase plan	28	—	—
Minority interest contributions	—	—	2,166
Employee restricted share awards	785	—	—
Employee cancellation of restricted shares	(1,093)	—	—
Employee restricted partnership unit awards	—	27	—

Balance at March 31, 2007	$244,841	$4,911	$86,476

Minority interest in the Operating Partnership represents (i) the limited partners’ interest of 642,272 Common OP Units at March 31, 2007 and December 31, 2006, (ii) 188 Series A Preferred OP Units at March 31, 2007 and December 31, 2006, with a nominal value of $1,000 per unit, which are entitled to a preferred quarterly distribution of the greater of (a) $22.50 (9% annually) per Series A Preferred OP Unit or (b) the quarterly distribution attributable to a Series A Preferred OP Unit if such unit were converted into a Common OP Unit, and (iii) 200 and 4,000 Series B Preferred OP Units at March 31, 2007 and December 31, 2006, respectively, with a nominal value of $1,000 per unit, which are entitled to a preferred quarterly distribution of the greater of (a) $13.00 (5.2% annually) per unit or (b) the quarterly distribution attributable to a Series B Preferred OP Unit if such unit were converted into a Common OP Unit.
During January 2007, 43,865 employee restricted shares were cancelled to pay taxes. During the quarter ended March 31, 2007, the Company recognized accrued Common Share and Common OP Unit-based compensation totaling $0.8 million. (Note 13)

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5.     SHAREHOLDERS’ EQUITY AND MINORITY INTERESTS, (continued)
During February 2007, Klaff (Note 7) converted 3,800 Series B Preferred Units into 296,412 Common OP Units and ultimately into the same number of Common Shares.
Minority interests in partially-owned affiliates include third-party interests in three partnerships in which the Company has a majority ownership position and non-managing members’ interests in Funds I and II, and Mervyns I and II which the Company consolidates in accordance with EITF 04-5.
The following table summarizes the minority interest contributions and distributions since December 31, 2006:

(dollars in thousands)	Contributions	Distributions
Minority interest in majority-owned affiliates	$—	$(2,260)
Fund I	—	(109)
Fund II	2,130	—
Mervyns II	36	(34,912)

	$2,166	$(37,281)

6.     ACQUISITION AND DISPOSITION OF PROPERTIES AND DISCONTINUED OPERATIONS
Acquisition of Properties
On March 20, 2007, the Company purchased a retail commercial condominium at 200 West 54th Street in Manhattan, New York. The 10,000 square feet property was acquired for $36.4 million.
Additionally, on March 20, 2007, the Company purchased a single tenant building at 1545 East Service Road in Staten Island, New York for $17.0 million. The 52,000 square foot building is currently being renovated and is leased to a single tenant.
Discontinued Operations
SFAS No. 144 requires discontinued operations presentation for disposals of a “component” of an entity. In accordance with SFAS No. 144, for all periods presented, the Company reclassified its consolidated statements of income to reflect income and expenses for properties which were sold or became held for sale subsequent to March 31, 2006, as discontinued operations and reclassified its consolidated balance sheets to reflect assets and liabilities related to such properties as assets and liabilities related to discontinued operations.
The combined results of operations of properties held for sale are reported separately as discontinued operations for the three months ended March 31, 2006. These are related to the Soundview Marketplace, Bradford Towne Centre, Greenridge Plaza, Luzerne Street Shopping Center and the Pittston Plaza, all of which the Company sold during the fourth quarter of 2006. There were no discontinued operations for the three months ended March 31, 2007.
The combined results of operations of the properties classified as discontinued operations are summarized as follows:

For the three
months ended
(dollars in thousands)	March 31, 2006
Total revenues	$2,373
Total expenses	1,812

Operating income from discontinued operations	561
Minority interest	(11)

Income from discontinued operations	$550

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7.     INVESTMENTS
Investments In and Advances to Unconsolidated Partnerships
Retailer Controlled Property Venture
On January 27, 2004, the Company entered into the RCP Venture with Klaff Realty, L.P. (“Klaff”) and Lubert-Adler Management, Inc. (“Lubert-Adler”) for the purpose of making investments in surplus or underutilized properties owned by retailers. On September 2, 2004, affiliates of Fund I and Fund II, through separately organized, newly formed limited liability companies on a non-recourse basis, invested in the acquisition of the Mervyns department store chain through the RCP Venture, which, as part of an investment consortium of Sun Capital and Cerberus acquired Mervyns from Target Corporation. The total acquisition price was $1.2 billion, with such affiliates’ combined $24.6 million share of the investment divided equally between them. The Operating Partnership’s share of the Mervyns investment totaled $5.2 million. Since inception, Mervyns I and II received distributions totaling $47.3 million.
During June of 2006, the RCP Venture made its second investment with its participation in the acquisition of Albertson’s and Cub Foods. Affiliates of Fund II, through the same limited liability companies which were formed for the investment in Mervyns, invested $20.7 million in the acquisition of Albertson’s through the RCP Venture, along with others as part of an investment consortium. The Operating Partnership’s share of the invested capital was $4.2 million.
During 2006, Fund II made additional investments of $1.8 million in Shopko and Marsh. It also made investments of $2.3 million, through the RCP Venture, in three Albertson’s add-on investments, Camellia, Newkirk, and Colorado Springs. The Operating Partnership’s share of the additional investments totaled $0.7 million. The Company accounts for these investments using the cost method due to the minor ownership percent interest and the inability to exert influence over the entity’s operating and financial policies.
During the first quarter of 2007, the Company received a cash distribution of $44.4 million from its ownership position in Albertson’s. The distribution resulted from cash proceeds obtained by Albertson’s in connection with its disposition of certain operating stores and a refinancing of the remaining assets held by the entity. The Operating Partnership’s share of this distribution, after allocation to minority interests, was $8.9 million. The distribution in excess of invested capital has been reflected as an extraordinary gain of $23.7 million to the Company of which the Operating Partnership’s share, net of minority interests and income taxes, amounted to $2.9 million. This gain is characterized as extraordinary in the Company’s financial statements as a result of the expected nature of the income to be passed through from Albertson’s. The extraordinary gain is expected to result from the allocation of purchase price in accordance with SFAS No. 141 “Business Combinations” to the Albertson’s assets.
Brandywine Portfolio
The Company owns a 22.2% interest in a one million square foot retail portfolio located in Wilmington, Delaware (the “Brandywine Portfolio”). The Company accounts for its investment in the Brandywine Portfolio using the equity method.
Crossroads
The Company owns a 49% interest in the Crossroads Joint Venture and Crossroads II (collectively, “Crossroads”), which collectively own a 311,000 square foot shopping center located in White Plains, New York. The Company accounts for its investment in Crossroads using the equity method.
Other Investments
Fund I Investments
Fund I has joint ventures with third-party investors in the ownership and operation of the following shopping centers which are accounted for using the equity method of accounting.

Shopping Center	Location	Year Acquired	Gross Leasable Area
Hitchcock/Pine Log Plaza	Aiken, SC	2004	256,093
Haygood Shopping Center	Virginia Beach, VA	2004	178,497
Sterling Heights Shopping Center	Detroit, MI	2004	154,835

Total			589,425

Fund II Investments
Fund II acquired for $1.0 million, a 50% equity interest from Klaff and other parties in an entity which has a leasehold interest in a former Levitz Furniture store located in Rockville, Maryland. The investment in this property is accounted for using the equity method of accounting.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7.     INVESTMENTS, (continued)
The following tables summarize the Company’s investment in unconsolidated subsidiaries as of March 31, 2007 and December 31, 2006.

	March 31, 2007
	RCP	Brandywine		Other
(dollars in thousands)	Venture	Portfolio	Crossroads	Investments	Total
Balance Sheets
Assets:
Rental property, net	$—	$129,366	$5,901	$40,350	$175,617
Investment in unconsolidated affiliates	40,240	—	—	—	40,240
Other assets	—	6,858	4,948	6,725	18,531

Total assets	$40,240	$136,224	$10,849	$47,075	$234,388

Liabilities and partners’ equity
Mortgage note payable	$—	$167,568	$64,000	$30,444	$262,012
Other liabilities	—	11,687	850	4,546	17,083
Partners equity (deficit)	40,240	(43,031)	(54,001)	12,085	(44,707)

Total liabilities and partners’ equity	$40,240	$136,224	$10,849	$47,075	$234,388

Company’s investment in unconsolidated affiliates	$2,455	$—	$—	$9,702	$12,157

Distributions in excess of income from and investment in unconsolidated affiliates	$—	$(10,313)	$(11,309)	$—	$(21,622)

	December 31, 2006
	RCP	Brandywine		Other
(dollars in thousands)	Venture	Portfolio	Crossroads	Investments	Total
Balance Sheets
Assets:
Rental property, net	$—	$127,146	$6,017	$43,660	$176,823
Investment in unconsolidated affiliates	385,444	—	—	—	385,444
Other assets	—	6,747	4,511	6,632	17,890

Total assets	$385,444	$133,893	$10,528	$50,292	$580,157

Liabilities and partners’ equity
Mortgage note payable	$—	$166,200	$64,000	$28,558	$258,758
Other liabilities	—	12,709	1,858	8,862	23,429
Partners equity (deficit)	385,444	(45,016)	(55,330)	12,872	297,970

Total liabilities and partners’ equity	$385,444	$133,893	$10,528	$50,292	$580,157

Company’s investment in unconsolidated affiliates	$23,539	$—	$—	$7,510	$31,049

Distributions in excess of income from and investment in unconsolidated affiliates	$—	$(10,541)	$(11,187)	$—	$(21,728)

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7.     INVESTMENTS, (continued)
Other Investments (continued)

	Three Months Ended March 31, 2007
	RCP	Brandywine		Other
(dollars in thousands)	Venture	Portfolio	Crossroads	Investments	Total
Statements of Operations
Total revenue	$—	$4,869	$2,066	$1,465	$8,400
Operating and other expenses	—	1,482	650	621	2,753
Interest expense	—	2,491	859	521	3,871
Equity in earnings of unconsolidated affiliates	20,747	—	—	—	20,747
Equity in earnings of unconsolidated affiliates — extraordinary gain	125,264	—	—	—	125,264
Depreciation and amortization	—	763	107	581	1,451

Net income (loss)	$146,011	$133	$450	$(258)	$146,336

Company’s share of net income before extraordinary gain	$—	$31	$123	$(24)	$130

Company’s share of extraordinary gain	$23,690	$—	$—	$—	$23,690

	Three Months Ended March 31, 2006
	RCP	Brandywine		Other
(dollars in thousands)	Venture	Portfolio	Crossroads	Investments	Total
Statements of Operations
Total revenue	$—	$4,514	$2,163	$925	$7,602
Operating and other expenses	—	1,214	644	683	2,541
Interest expense	—	5,009	859	245	6,113
Equity in earnings of affiliates	31,562	—	—	—	31,562
Depreciation and amortization	—	724	143	281	1,148

Net income (loss)	$31,562	$(2,433)	$517	$(284)	$29,362

Company’s share of net income	$3,316	$(419)	$154	$(80)	$2,971

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8.     DERIVATIVE FINANCIAL INSTRUMENTS
The following table summarizes the notional values and fair values of the Company’s derivative financial instruments as of March 31, 2007. The notional value does not represent exposure to credit, interest rate or market risks.

	Notional	Interest	Forward Start
Hedge Type	Value	Rate	Date	Maturity	Fair Value
(dollars in thousands)
Current Interest Rate Swaps
LIBOR Swap	$4,607	4.71%	n/a	1/1/10	$(26)
LIBOR Swap	11,322	4.90%	n/a	10/1/11	15

Total Interest Rate Swaps	15,929				(11)

Forward — Starting Interest Rate Swaps
LIBOR Swap	$8,434	5.14%	6/1/07	3/1/12	(106)

Interest Rate Caps
LIBOR Cap	$30,000	6.00%	n/a	4/1/08	(27)

Net Interest Rate Swap Liability					$(144)

The interest rate swap liability is included in other liabilities on the Consolidated Balance Sheets.
9.     MORTGAGE LOANS
During the first quarter of 2007, the Company drew an additional $6.7 million on existing construction loans. As of March 31, 2007, the outstanding balance on these construction loans was $18.5 million.
During the first quarter of 2007, the Company paid off a variable-rate loan balance of $21.5 million.
On January 25, 2007, the Company obtained a new $26.0 million loan secured by a property. The loan bears interest at a fixed rate of 5.4% and matures on February 11, 2017. A portion of the proceeds was used to pay down the existing $15.7 million loan.
On March 29, 2007, the Company closed on a $30.0 million revolving credit facility that bears interest at LIBOR plus 125 basis points and matures on March 29, 2010. As of March 31, 2007, this line of credit was fully available.
10.     CONVERTIBLE NOTES PAYABLE
In connection with the underwriter’s over-allotment option related to the $100.0 million issuance of 3.75% convertible notes payable in December 2006, the Company issued an additional $15.0 million of these notes in January 2007, resulting in proceeds of $14.7 million.
11.     RELATED PARTY TRANSACTIONS
During February of 2005, the Operating Partnership issued 4,000 Restricted Preferred OP Units to Klaff for certain management contract rights and the rights to certain potential future revenue streams. During February of 2007, Klaff converted 3,800 of these units into 296,412 Common Shares (Note 5).
The Company also earns asset management, leasing, disposition, development and construction fees for providing services to an existing portfolio of retail properties and/or leasehold interests in which Klaff has an interest. Fees earned by the Company in connection with this portfolio were $0.7 million and $1.0 million for the three months ended March 31, 2007 and 2006, respectively.
Lee Wielansky, the Lead Trustee of the Company, was paid a consulting fee of $0.03 million for both the three months ended March 31, 2007 and 2006, respectively.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12.     SEGMENT REPORTING
The Company has two reportable segments: retail properties and multi-family properties. The accounting policies of the segments are the same as those described in the summary of significant accounting policies as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The Company evaluates property performance primarily based on net operating income before depreciation, amortization and certain nonrecurring items. The reportable segments are managed separately due to the differing nature of the leases and property operations associated with the retail versus residential tenants. The following tables set forth certain segment information for the Company for continuing operations as of and for the three months ended March 31, 2007 and 2006 and does not include activity related to unconsolidated partnerships:

	Three months ended March 31, 2007
	Retail	Multi-Family	All
(dollars in thousands)	Properties	Properties	Other	Total
Revenues	$20,675	$1,923	$4,100	$26,698
Property operating expenses and real estate taxes	6,141	963	—	7,104
Other expenses	4,219	392	837	5,448

Net property income before depreciation, amortization and certain nonrecurring items	$10,315	$568	$3,263	$14,146

Depreciation and amortization	$5,993	$380	$164	$6,537

Interest expense	$5,852	$295	$—	$6,147

Real estate at cost	$696,139	$42,433	$—	$738,572

Total assets	$770,571	$35,068	$35,860	$841,499

Expenditures for real estate and improvements	$64,603	$10	$—	$64,613

Reconciliation to net income
Net property income before depreciation and amortization	$14,146
Depreciation and amortization	(6,537)
Equity in earnings of unconsolidated partnerships	130
Interest expense	(6,147)
Minority interest	2,288
Income taxes	(44)
Income from extraordinary item	2,883

Net income	$6,719

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12.     SEGMENT REPORTING (continued)

	Three months ended March 31, 2006
	Retail	Multi-Family	All
(dollars in thousands)	Properties	Properties	Other	Total
Revenues	$19,522	$2,036	$4,088	$25,646
Property operating expenses and real estate taxes	5,512	1,055	—	6,567
Other expenses	4,258	429	620	5,307

Net property income before depreciation, amortization and certain nonrecurring items	$9,752	$552	$3,468	$13,772

Depreciation and amortization	$5,737	$376	$117	$6,230

Interest expense	$4,831	$354	$—	$5,185

Real estate at cost	$585,436	$41,772	$—	$627,208

Total assets	$647,843	$38,832	$46,037	$732,712

Expenditures for real estate and improvements	$768	$139	$—	$907

Reconciliation to net income
Net property income before depreciation and amortization	$13,772
Depreciation and amortization	(6,230)
Equity in earnings of unconsolidated partnerships	2,971
Interest expense	(5,185)
Minority interest	(1,076)
Income taxes	(449)
Income from discontinued operations	550

Net income	$4,353

13.     STOCK-BASED COMPENSATION
The Company has adopted the fair value method of recording stock-based compensation contained in SFAS No. 123R, “Accounting for Stock-Based Compensation”. On January 15, 2007 (the “Grant Date”), the Company issued 108,823 Restricted Common Shares (“Restricted Shares”) to officers and 20,735 Restricted Shares to employees of the Company. The Restricted Shares do not carry the rights of Common Shares, including voting rights, until vesting and may not be transferred, assigned or pledged until the recipients have a vested non-forfeitable right to such shares. The dividend will not be paid until the Restricted Shares have vested but there will be a catch-up payment upon vesting from the Grant Date to the applicable vesting date. All Restricted Shares are subject to the recipients’ continued employment with the Company through the applicable vesting dates. Vesting with respect to 61,940 of the Restricted Shares issued to officers, is over four years with 25% vesting on each of the next four anniversaries of the Grant Date. In addition, vesting on 50% of the unvested Restricted Shares is also subject to certain total shareholder returns on the Company’s Common Shares. Vesting with respect to 46,883 of the Restricted Shares issued to officers is over three years with 30% vesting on the first anniversary and 35% vesting on the following two anniversaries of the Grant Date. Vesting with respect to the Restricted Shares issued to employees, is over four years with 25% vesting on each of the next four anniversaries of the Grant Date. In addition, vesting on 25% of the unvested Restricted Shares is also subject to certain total shareholder returns on the Company’s Common Shares.
On the Grant Date, the Company also issued 50,000 Restricted Shares to an officer in connection with his promotion to Executive Vice President. Vesting with respect to these Restricted Shares, is over five years with 20% vesting on each of the next five anniversaries of the Grant Date.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13.     STOCK-BASED COMPENSATION (continued)
The total value of the above Restricted Share awards on the date of grant was $4.5 million. Compensation expense of $0.3 million has been recognized in the accompanying consolidated financial statements related to these Restricted Shares for the three months ended March 31, 2007.
On the Grant Date, the Company also issued 20,322 Restricted Partnership Units (“LTIP Units”) to officers and 1,214 LTIP Units to employees of the Company. LTIP Units are similar to Restricted Shares but provide for a quarterly partnership distribution in a like amount as paid to Common Partnership Units. This distribution is paid on both unvested and vested LTIP Units. The LTIP Units are convertible into Common Partnership Units and Common Shares upon vesting and a revaluation of the book capital accounts. Vesting with respect to the LTIP Units is over four years with 25% vesting on each of the next four anniversaries of the Grant Date. In addition, vesting on 50% of the officers unvested LTIP Units and 25% of the employees unvested LTIP Units are also subject to certain total shareholder returns on the Company’s Common Shares.
The total value of these LTIP Units on the date of the grant was $0.5 million. Compensation expense of $27,000 has been recognized in the accompanying financial statements related to these LTIP Units for the three months ended March 31, 2007.
14.     DIVIDENDS AND DISTRIBUTIONS PAYABLE
On March 22, 2007, the Board of Trustees of the Company approved and declared a cash dividend for the quarter ended March 31, 2007 of $0.20 per Common Share and Common OP Unit. The dividend was paid on April 13, 2007 to shareholders of record as of March 31, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is based on the consolidated financial statements of the Company as of March 31, 2007 and 2006 and for the three months then ended. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.
FORWARD-LOOKING STATEMENTS
Certain statements contained in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results performance or achievements expressed or implied by such forward-looking statements. Such factors are set forth under the heading “Item 1A. Risk Factors” in our Form 10-K for the year ended December 31, 2006 and include, among others, the following: general economic and business conditions, which will, among other things, affect demand for rental space, the availability and creditworthiness of prospective tenants, lease rents and the availability of financing; adverse changes in our real estate markets, including, among other things, competition with other companies; risks of real estate development and acquisition; governmental actions and initiatives; and environmental/safety requirements.
OVERVIEW
We currently operate 75 properties, which we own or have an ownership interest in, within our core portfolio or within our Funds I & II. These properties consist of 73 commercial properties, primarily neighborhood and community shopping centers, and two multi-family properties, which are located primarily in the Northeast, Mid-Atlantic and Midwestern regions of the United States. Our core portfolio consists of 34 properties comprising approximately five million square feet. Fund I has 32 properties comprising approximately two million square feet and Fund II has seven properties comprising approximately one million square feet. We consider our investments in the RCP Venture to be private equity investments and, therefore, not real estate investments. We receive income primarily from the rental revenue from our real estate properties, including recoveries from tenants, offset by operating and overhead expenses.
Our primary business objective is to acquire and manage commercial retail properties that will provide cash for distributions to shareholders while also creating the potential for capital appreciation to enhance investor returns. We focus on the following fundamentals to achieve this objective:

-	Own and operate a portfolio of community and neighborhood shopping centers and mixed-use properties with a retail component located in markets with strong demographics.

-	Generate internal growth within the portfolio through aggressive redevelopment, re-anchoring and leasing activities.

-	Generate external growth through an opportunistic yet disciplined acquisition program. The emphasis is on targeting transactions with high inherent opportunity for the creation of additional value through redevelopment and leasing and/or transactions requiring creative capital structuring to facilitate the transactions.

-	Partner with private equity investors for the purpose of making investments in operating retailers with significant embedded value in their real estate assets.

-	Maintain a strong and flexible balance sheet through conservative financial practices while ensuring access to sufficient capital to fund future growth.
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
Valuation of Property Held for Use and Sale
On a quarterly basis, we review both properties held for use and for sale for indicators of impairment. We record impairment losses and reduce the carrying value of properties when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases where we do not expect to recover our carrying costs on properties held for use, we reduce our carrying cost to fair value, and for properties held for sale, we reduce our carrying value to the fair value less costs to sell. Management does not believe that the value of any properties in our portfolio was impaired as of March 31, 2007.
Bad Debts
We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make payments on arrearages in billed rents, as well as the likelihood that tenants will not have the ability to make payment on unbilled rents including estimated expense recoveries and straight-line rent. As of March 31, 2007, we have recorded an allowance for doubtful accounts of $3.4 million. If the financial condition of our tenants were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

RESULTS OF OPERATIONS
Comparison of the three months ended March 31, 2007 (“2007”) to the three months ended March 31, 2006 (“2006”)

			Change
(in millions)	2007	2006	$	%
Revenues:
Minimum rents	$18.8	17.3	$1.5	9%
Percentage rents	0.1	0.2	(0.1)	(50)%
Expense reimbursements	3.3	3.9	(0.6)	(15)%
Other property income	0.3	0.2	0.1	50%
Management fee income	1.1	1.2	(0.1)	(8)%
Interest income	2.9	1.7	1.2	71%
Other	0.2	1.1	(0.9)	(82)%

Total revenues	$26.7	$25.6	$1.1	4%

The increase in minimum rents was attributable to additional rents following our acquisition of 200 W. 54th Street, 145 East Service Road, Chestnut Hill and 2914 Third Avenue (“2006/2007 Acquisitions”) as well as Liberty Avenue (Fund II) being placed in service January 1, 2007. In addition, minimum rents increased as a result of re-tenanting activities across our portfolio.
Common area maintenance (“CAM”) expense reimbursement decreased $0.1 million primarily as a result of the impact of the 2006 year-end CAM reconciliation billings and related adjustments completed during the first quarter of 2007. This decrease was partially offset by higher CAM recovery following increased snow removal costs in 2007. Real estate tax reimbursements decreased $0.5 million, primarily as a result of lower real estate tax expense in 2007.
The increase in interest income was attributable to interest income on notes and other advances receivable originated in 2006 as well as higher balances in interest earning assets in 2007.
The decrease in other income was primarily attributable to a $1.1 million reimbursement of certain fees by the institutional investors of Fund I for the Brandywine Portfolio in 2006.

			Change
(in millions)	2007	2006	$	%
Operating Expenses:
Property operating	$4.9	$3.9	$1.0	26%
Real estate taxes	2.2	2.7	(0.5)	(19%)
General and administrative	5.5	5.3	0.2	4%
Depreciation and amortization	6.5	6.2	0.3	5%

Total operating expenses	$19.1	$18.1	$1.0	6%

The increase in property operating expenses was primarily the result of increased snow removal costs during 2007 and increased property operating expenses following the 2006/2007 Acquisitions.
The decrease in real estate taxes was due to a tax refund of $0.2 million and adjustments of prior years estimated taxes of $0.3 million recorded in 2007 and $0.2 million related to the capitalization of construction period real estate taxes at a property that was operating in 2006. These decreases were partially offset by increased real estate tax expense following the 2006/2007 Acquisitions.
The increase in general and administrative expense was attributable to increased compensation expense of $0.5 million related to additional personnel hired in 2006 and 2007 as well as increases in existing employee salaries. These increases were offset by a decrease in stock-based compensation in 2007 of $0.3 million related to timing differences in vesting between 2006 and 2007 Restricted Share grants.
Depreciation expense increased $0.2 million in 2007. This was principally a result of increased depreciation expense following the 2006/2007 Acquisitions. Amortization expense increased $0.1 million, which was primarily the result of increased amortization of loan costs following our convertible note issuances in December 2006 and January 2007.

			Change
(in millions)	2007	2006	$	%
Other:
Equity in earnings of unconsolidated affiliates	$0.1	$3.0	$(2.9)	(97)%
Interest expense	(6.1)	(5.2)	(0.9)	(17)%
Minority interest	2.3	(1.1)	3.4	309%
Income taxes	—	(0.4)	0.4	100%
Income from discontinued operations	—	0.6	(0.6)	(100)%
Extraordinary item	2.9	—	2.9	100%
Equity in earnings of unconsolidated affiliates decreased as a result of our pro rata share of earnings and gains on sale from our Mervyns investments in 2006.
Interest expense increased $0.9 million in 2007. This was the result of a $1.1 million increase attributable to higher average outstanding borrowings in 2007 and an increase of $0.4 million related to defeasance costs associated with a loan payoff in 2007. These increases were offset by a $0.6 million decrease resulting from a lower average interest rate on the portfolio mortgage debt in 2007.
The variance in minority interest is attributable to the minority partners’ share of earnings and gains from the sale of Mervyns assets in 2006.
Income taxes in 2006 relate to taxes at the taxable REIT subsidiary (“TRS”) level on our share of gains from the sale of Mervyns locations in 2006.
Income from discontinued operations represents activity related to properties sold during 2006.
The extraordinary gain in 2007 relates to our share of income, net of income taxes and minority interest, from our Albertson’s investment.
Funds from Operations
Consistent with the National Association of Real Estate Investment Trusts (“NAREIT”) definition, we define funds from operations (“FFO”) as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of depreciated property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.
In addition to presenting FFO in accordance with the NAREIT definition, we also disclose FFO for the quarter ended March 31, 2007 as adjusted to include the extraordinary gain from our RCP investment in Albertson’s. As discussed in Note 7 in the Notes to the Consolidated Financial Statements in Part 1, Item 1 in this Form 10-Q, this gain is a result of distributions we received in excess of our invested capital of which the Operating Partnership’s share, net of minority interests and income taxes, amounted to $2.9 million. This gain is characterized as extraordinary in our GAAP financial statements as a result of the expected nature of the income to be passed through from Albertson’s. The extraordinary gain is expected to result from the allocation of purchase price to the Albertson’s assets. We believe that income or gains derived from our RCP investments, including our investment in Albertson’s, are private-equity type investments and, as such, should be treated as operating income and therefore FFO. The character of this income in our underlying accounting does not impact this conclusion. Accordingly, we believe that this supplemental adjustment more appropriately reflects the results of our operations.
We consider FFO to be an appropriate supplemental disclosure of operating performance for an equity REIT due to its widespread acceptance and use within the REIT and analyst communities. FFO and FFO, as adjusted, are presented to assist investors in analyzing our performance. They are helpful as they exclude various items included in net income that are not indicative of the operating performance, such as gains (or losses) from sales of property and depreciation and amortization. However, our method of calculating FFO and FFO, as adjusted, may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO and FFO, as adjusted, do not represent cash generated from operations as defined by GAAP and are not indicative of cash available to fund all cash needs, including distributions. They should not be considered as an alternative to net income for the purpose of evaluating our performance or to cash flows as measures of liquidity.

The reconciliation of net income to FFO for the three months ended March 31, 2007 and 2006 is as follows:

	Three months ended
	March 31,
(in millions)	2007	2006
Net income	$6.7	$4.4
Depreciation of real estate and amortization of leasing costs (net of minority interests):
Wholly-owned and consolidated affiliates	4.8	5.0
Unconsolidated affiliates	0.4	0.4
Income attributable to Minority interest in Operating Partnership (1)	0.2	0.1
Distributions — Preferred OP Units	—	0.1
Gain on sale (net of minority interests’ share and income taxes)	—	(0.4)
Extraordinary item (net of minority interests’ share and income taxes)	(2.9)	—

Funds from operations	9.2	9.6
Extraordinary item, net (2)	2.9	—

Funds from operations, adjusted for extraordinary item	$12.1	$9.6

Cash flows provided by (used in):
Operating activities	$54.4	$12.3

Investing activities	$(45.3)	$(50.5)

Financing activities	$(37.0)	$(1.6)

Notes:
(1) Does not include distributions paid to Series A and B Preferred OP Unit holders.
(2) The extraordinary item represents the Company’s share of estimated extraordinary gain related to its investment in Albertson’s. The Albertson’s entity has recorded an extraordinary gain in connection with the allocation of purchase price to assets acquired. The Company considers this an investment in an operating business as opposed to real estate. Accordingly, all gains and losses from this investment are included in FFO.
USES OF LIQUIDITY
Our principal uses of liquidity are expected to be for (i) distributions to our shareholders and OP unit holders, (ii) investments which include the funding of our joint venture commitments, property acquisitions and redevelopment/re-tenanting activities within our existing portfolio and (iii) debt service and loan repayments.
Distributions
In order to qualify as a REIT for Federal income tax purposes, we must currently distribute at least 90% of our taxable income to our shareholders. Through March 31, 2007, we paid quarterly dividends and distributions on our Common Shares and Common OP Units totaling $6.7 million.

Investments
Fund I and Mervyns I
Reference is made to Note 1 to the Notes to Consolidated Financial Statements in Part 1, Item 1 in this Form 10-Q for an overview of Fund I and Mervyns I. The institutional investors have received of all of their invested capital and accumulated preferred return in Fund I, thus triggering our Promote distribution in all future Fund I distributions. There are currently 32 assets comprising approximately two million square feet remaining in Fund I as follows:

Shopping Center	Location	Year acquired	GLA
New York Region
New York
Tarrytown Shopping Center	Westchester	2004	35,291
Mid-Atlantic Region
South Carolina
Hitchcock/Pine Log Plaza	Aiken	2004	256,093
Virginia
Haygood Shopping Center	Virginia Beach	2004	178,497
Midwest Region
Ohio
Amherst Marketplace	Cleveland	2002	79,945
Granville Centre	Columbus	2002	134,997
Sheffield Crossing	Cleveland	2002	112,534
Michigan
Sterling Heights Shopping Center	Detroit	2004	154,835
Various Regions
Kroger/Safeway Portfolio	Various	2003	1,018,100

Total			1,970,292

In addition, we, along with our Fund I investors have invested in Mervyns as discussed further below.
Fund II and Mervyns II
Reference is made to Note 1 in the Notes to Consolidated Financial Statements in Part 1, Item 1 in this Form 10-Q for an overview of Fund II and Mervyns II. To date, Fund II’s primary investment focus has been in the New York Urban/Infill Redevelopment Initiative and the Retailer Controlled Property Venture.
Retailer Controlled Property Venture (the “RCP Venture”)
During January of 2004, along with our investors in Funds I and II, we entered into the RCP Venture with Klaff Realty, L.P. (“Klaff”) and Lubert-Adler Management, Inc. (“Lubert-Adler”) for the purpose of making investments in retailers or the surplus or underutilized properties owned by retailers. The initial size of the RCP Venture is expected to be approximately $300 million in equity based on anticipated investments of approximately $1 billion. Each participant in the RCP Venture has the right to opt out of any potential investment. Affiliates of Funds I and II have invested $49.4 million in the RCP Venture through March 31, 2007. We anticipate investing the remaining portion of the original 20% of the equity of the RCP Venture through Fund II and through acquisition funds that we may establish in the future. Cash flow is to be distributed to the RCP partners until they have received a 10% cumulative return and a full return of all contributions. Thereafter, remaining cash flow is to be distributed 20% to Klaff and 80% to the partners (including Klaff). We will also earn market-rate fees for property management, leasing and construction services to the extent we provide such services on behalf of the RCP Venture.
Reference is made to Note 7 in the Notes to Consolidated Financial Statements in Part 1, Item 1 in this Form 10-Q for a discussion of RCP investments made to date. During the first quarter of 2007, the Company received a cash distribution of $44.4 million from its ownership position in Albertson’s, of which the Operating Partnership’s share, after allocation to minority interests, was $8.9 million.

The following table summarizes the RCP Venture investments from inception through March 31, 2007:

(dollars in millions)				Operating Partnership Share
Investment	Year acquired	Invested capital	Distributions	Invested capital	Distributions
Mervyns	2004	$23.2	$46.1	$4.9	$11.2
Mervyns add-on investments	2005	1.3	1.2	0.3	0.3
Albertson’s	2006	20.7	44.4	4.2	8.9
Albertson’s add-on investments	2006/2007	2.4	—	0.4	—
Shopko	2006	1.1	—	0.2	—
Marsh	2006	0.7	—	0.1	—

Total		$49.4	$91.7	$10.1	$20.4

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
During February of 2007, Acadia-P/A entered into an agreement for the purchase of the leasehold interest in The Gallery at Fulton Street and adjacent parking garage in downtown Brooklyn for approximately $120.0 million. The fee position in the property is owned by the City of New York and the agreement includes an option to purchase this fee position at a later date. Acadia P/A is partnering with MacFarlane Partners (“MacFarlane”) to co-develop the project.
Plans for the property include the demolition of the existing structure and the development of a 1.6 million square foot mixed-use complex. The proposed development calls for the construction of a combination of retail, office and residential components, all of which are currently allowed as of right. The new lease with the City of New York is subject to approval at a hearing of the Mayor’s Office of Contracts.
Acadia P/A, the majority partner, together with MacFarlane, will develop and operate the retail component, which is anticipated to total 475,000 square feet of retail space. Acadia P/A will also participate in the development of the office component with MacFarlane, which is expected to include approximately 125,000 square feet of office space. MacFarlane plans to develop and operate approximately 1,000 residential units with underground parking. Acadia P/A does not plan on participating in the development of, or have an ownership interest in, the residential component of the project. To date, Fund II has, in conjunction with P/A, invested in eight projects, of which two are currently under contract to acquire and for which closing cannot be assured, as follows:

					Redevelopment (dollars in millions)
			Purchase		Anticipated	Estimated	Square feet upon
Property	Location	Year acquired	price		additional costs	completion	completion
Liberty Avenue	Queens	2005	$—	(1)	$15.0	1st half 2007	125,000
216th Street	Manhattan	2005	7.0		18.0	2nd half 2007	60,000
Pelham Manor	Westchester	2004	—	(1)	45.0	2nd half 2008	320,000
161st Street	Bronx	2005	49.0		16.0	2nd half 2008	232,000
Fordham Place	Bronx	2004	30.0		90.0	1st half 2009	285,000
Canarsie Plaza	Brooklyn	(2)	—	(2)	70.0	1st half 2009	323,000
Sherman Plaza	Manhattan	2005	25.0		30.0	2nd half 2009	175,000
Albee Square	Brooklyn	(2)	—	(2)	300.0	(3)	600,000

Total			$111.0		$584.00		2,120,000

Notes:
(1)	The Fund acquired a ground lease interest at this property

(2)	Closing is anticipated during 2007, although such closing cannot be assured

(3)	To be determined

Other Investments
Reference is made to Note 6 in the Notes to Consolidated Financial Statements in Part 1, Item 1 in this Form 10-Q for a discussion of property acquisitions. As part of maintaining a strong core portfolio, we continue to focus on the opportunistic upgrading of our core properties by selling non-core or secondary assets and replacing them with assets located in higher-quality infill/supply constrained markets. When practical, we complete these transactions in accordance with Section 1031 of the Internal Revenue Code to accomplish these transactions in a tax efficient manner. During the quarter ended March 31, 2007, the Operating Partnership furthered this goal with the completion of one acquisition in Manhattan and another in Staten Island, New York for a total of $53.4 million. The Staten Island acquisition enabled us to defer, for income tax purposes, a $14.5 million taxable gain from the fourth quarter 2006 sale of a non-core asset. The Manhattan acquisition established a “reverse” 1031 exchange position, which will require the completion of the sale of one or more of our existing properties within 180 days from the date of the Manhattan acquisition, as well as other requirements, to qualify for the deferral of any gain realized from the sold property.
Property Development, Redevelopment and Expansion
Our redevelopment program focuses on selecting well-located neighborhood and community shopping centers within our core portfolio and creating significant value through re-tenanting and property redevelopment. During the quarter ended March 31, 2007, we did not undertake any significant redevelopment projects within our core portfolio, nor do we currently anticipate commencing any additional redevelopment projects within the core portfolio during the balance of 2007.
Share Repurchase
We have an existing share repurchase program that authorizes management, at its discretion, to repurchase up to $20.0 million of our outstanding Common Shares. The program may be discontinued or extended at any time and there is no assurance that we will purchase the full amount authorized. The repurchase of our Common Shares was not a use of our liquidity during 2006. There were no Common Shares repurchased by us during the quarter ended March 31, 2007.
SOURCES OF LIQUIDITY
We intend on using Fund II, as well as new funds that we may establish in the future, as a primary vehicle for our future acquisitions, including investments in the RCP Venture and New York Urban/Infill Redevelopment initiative. Sources of capital for funding property acquisitions, redevelopment, expansion and re-tenanting and RCP investments are expected to be obtained primarily from (i) the issuance of public equity or debt instruments, (ii) cash on hand, (iii) additional debt financings, (iv) unrelated member capital contributions and (v) future sales of existing properties. As of March 31, 2007, we had approximately $159.9 million of additional capacity under existing debt facilities and cash and cash equivalents on hand of $111.6 million. In addition, during the first quarter of 2007, we, through our RCP Venture, received a cash distribution on our ownership position in Albertson’s as discussed under Uses of Liquidity in this Form 10-Q, “RCP Venture”. We anticipate that cash flow from operating activities will continue to provide adequate capital for all of our debt service payments, recurring capital expenditures and REIT distribution requirements.
Financing and Debt
At March 31, 2007, mortgage and convertible notes payable aggregated $450.4 million and were collateralized by 52 properties and related tenant leases. Interest rates on our outstanding mortgage indebtedness and convertible notes payable ranged from 3.75% to 8.5% with maturities that ranged from July 2007 to November 2032. Taking into consideration $15.9 million of notional principal under variable to fixed-rate swap agreements currently in effect, $371.0 million of the portfolio, or 82%, was fixed at a 5.2% weighted average interest rate and $79.4 million, or 18% was floating at a 6.8% weighted average interest rate. There is $52.3 million and $40.7 million of debt scheduled to mature in 2007 and 2008, respectively, at weighted average interest rates of 6.3% for 2007 and 6.7% for 2008. As we may not have sufficient cash on hand to repay such indebtedness, we may have to refinance this indebtedness or select other alternatives based on market conditions at that time.
The following summarizes our financing and refinancing transactions since December 31, 2006:
During the first quarter of 2007, we drew an additional $6.7 million on existing construction loans. As of March 31, 2007, the outstanding balance on these construction loans was $18.5 million.
During the first quarter of 2007, we paid off a variable-rate loan balance of $21.5 million.
On January 25, 2007, we obtained a new $26.0 million loan secured by a property. The loan bears interest at a fixed rate of 5.4% and matures on February 11, 2017. A portion of the proceeds was used to pay down the existing $15.7 million balance.
On March 29, 2007, we closed on a $30.0 million revolving credit facility that bears interest at LIBOR plus 125 basis points and matures on March 29, 2010. As of March 31, 2007, this line of credit was fully available.
The following table summarizes our mortgage indebtedness as of March 31, 2007 and December 31, 2006:

	March 31,	December 31,	Interest Rate		Properties	Payment
(in millions)	2007	2006	at March 31, 2007	Maturity	Encumbered	Terms
Mortgage notes payable — variable-rate
Washington Mutual Bank, FA	$—	$21.5	6.57% (LIBOR +1.25%)	3/29/2010	(1)	(27)
Bank of America, N.A.	10.0	10.0	6.72% (LIBOR +1.40%)	6/29/2012	(2)	(27)
RBS Greenwich Capital	30.0	30.0	6.72% (LIBOR +1.40%)	4/1/2008	(3)	(28)
Bank of America, N.A.	10.7	6.4	6.57% (LIBOR +1.25%)	12/31/2008	(4)	(28)
PNC Bank, National Association	7.8	5.4	6.97% (LIBOR +1.65%)	5/18/2009	(5)	(35)
JP Morgan Chase	2.9	2.9	7.32% (LIBOR +2.00%)	10/5/2007	(6)	(27)
Bank of China	18.0	18.0	7.07% (LIBOR +1.75%)	11/1/2007	(7)	(28)
Bank of America, N.A.	15.9	16.0	6.62% (LIBOR +1.30%)	12/1/2011	(8)	(27)
Bank of America, N.A.	—	—	0.00% (LIBOR +1.25%)		(9)	(29)
Interest rate swaps	(15.9)	(16.0)

Total variable-rate debt	79.4	94.2

Mortgage notes payable — fixed-rate
Sun America Life Insurance Company	12.6	12.7	6.46%	7/1/2007	(10)	(27)
Bank of America, N.A.	15.6	15.7	7.55%	1/1/2011	(11)	(27)
RBS Greenwich Capital	26.0	—	5.42%	2/11/2017	(12)	(28)
RBS Greenwich Capital	—	15.7	5.19%	6/1/2013	(12)	(28)
RBS Greenwich Capital	14.9	14.9	5.64%	9/6/2014	(13)	(27)
RBS Greenwich Capital	17.6	17.6	4.98%	9/6/2015	(14)	(30)
RBS Greenwich Capital	12.5	12.5	5.12%	11/6/2015	(15)	(31)
Bear Stearns Commercial	34.6	34.6	5.53%	1/1/2016	(16)	(32)
Bear Stearns Commercial	20.5	20.5	5.44%	3/1/2016	(17)	(28)
LaSalle Bank, N.A.	3.8	3.8	8.50%	4/11/2028	(18)	(27)
GMAC Commercial	8.5	8.6	6.40%	11/1/2032	(19)	(27)
Column Financial, Inc.	10.0	10.0	5.45%	6/11/2013	(20)	(27)
Merrill Lynch Mortgage Lending, Inc.	23.5	23.5	6.06%	8/29/2016	(21)	(27)
Bank of China	19.0	19.0	5.26%	9/1/2007	(22)	(28)
Cortlandt Deposit Corp	4.9	7.4	6.62%	2/1/2009	(23)	(34)
Cortlandt Deposit Corp	4.9	7.3	6.51%	1/15/2009	(24)	(34)
The Ohio National Life Insurance Company	4.5	4.5	8.20%	6/1/2022	(25)	(27)
Canada Life Insurance Company	6.7	6.7	8.00%	1/1/2023	(26)	(27)
Interest rate swaps	15.9	16.0	6.25%	(36)

Total fixed-rate debt	256.0	251.0

Total fixed and variable debt	335.4	345.2
Valuation of debt at date of acquisition, net of amortization	1.9	2.2

Total	$337.3	$347.4

Notes:
(1)	Ledgewood Mall

(2)	Smithtown Shopping Center

(3)	161st Street

(4)	216th Street

(5)	Liberty Avenue

(6)	Granville Center

(7)	Fordham Place

(8)	Branch Shopping Center

(9)	Marketplace of Absecon Bloomfield Town Square Hobson West Plaza Village Apartments Town Line Plaza Methuen Shopping Center Abington Towne Center

(10)	Merrillville Plaza

(11)	GHT Apartments/Colony Apartments

(12)	239 Greenwich Avenue

(13)	New Loudon Center

(14)	Crescent Plaza

(15)	Pacesetter Park Shopping Center

(16)	Elmwood Park Shopping Center

(17)	Gateway Shopping Center

(18)	Clark-Diversey

(19)	Boonton Shopping Center

(20)	Chestnut Hill

(21)	Walnut Hill

(22)	Sherman Avenue

(23)	Kroger Portfolio

(24)	Safeway Portfolio

(25)	Amherst Marketplace

(26)	Sheffield Crossing

(27)	Monthly principal and interest.

(28)	Interest only monthly.

(29)	Annual principal and monthly interest.

(30)	Interest only monthly until 9/10; monthly principal and interest thereafter.

(31)	Interest only monthly until 12/08; monthly principal and interest thereafter.

(32)	Interest only monthly until 1/10; monthly principal and interest thereafter.

(33)	Interest only monthly until 11/11; monthly principal and interest thereafter.

(34)	Annual principal and semi-annual interest payments.

(35)	Interest only upon draw down on construction loan.

(36)	Maturing between 1/1/10 and 10/1/11.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS
At March 31, 2007, maturities on our mortgage notes ranged from July 2007 to November 2032. In addition, we have non-cancelable ground leases at seven of our shopping centers. We also lease space for our White Plains corporate office for a term expiring in 2008. The following table summarizes our debt maturities and obligations under non-cancelable operating leases as of March 31, 2007:

	Payments due by period
		Less than	1 to 3	3 to 5	More than
(in millions)	Total	1 year	years	years	5 years
Contractual obligation
Future debt maturities	$450.4	$53.6	$61.8	$149.6	$185.4
Interest obligations on debt	141.9	18.4	39.4	34.1	50.0
Operating lease obligations	119.1	3.6	6.5	8.0	101.0

Total	$711.4	$75.6	$107.7	$191.7	$336.4

OFF BALANCE SHEET ARRANGEMENTS
We have investments in the following joint ventures for the purpose of investing in operating properties. We account for these investments using the equity method of accounting as we have a non-controlling interest. As such, our financial statements reflect our share of income from but not the assets and liabilities of these joint ventures.
Reference is made to Note 7 in the Notes to Consolidated Financial Statements in Part 1, Item 1 in this Form 10-Q for a discussion of our unconsolidated investments. Our pro rata share of unconsolidated debt related to these investments is as follows:

(dollars in millions)	Pro rata share of	Interest rate at
Investment	mortgage debt	March 31, 2007	Maturity date
Crossroads	$31.4	5.40%	December 2014
Brandywine	36.9	5.99%	July 2016
Fund I investments	2.8	6.95%	August 2010

Total	$71.1

In addition, we have arranged for the provision of five separate letters of credit in connection with certain leases and investments. As of March 31, 2007, there were no outstanding balances under any of these letters of credit. If these letters of credit were fully drawn, the combined maximum amount of exposure would be $15.1 million.
HISTORICAL CASH FLOW
The following discussion of historical cash flow compares our cash flow for the three months ended March 31, 2007 (“2007”) with our cash flow for the three months ended March 31, 2006 (“2006”).
Cash and cash equivalents were $111.6 million and $50.7 million at March 31, 2007 and 2006, respectively. The increase of $60.9 million was a result of the following increases and decreases in cash flows:

	Three months ended March 31,
(in millions)	2007	2006	Change
Net cash provided by operating activities	$54.4	$12.3	$42.1
Net cash (used in) provided by investing activities	(45.3)	(50.5)	5.2
Net cash used in financing activities	(37.0)	(1.6)	(35.4)

Totals	$(27.9)	$(39.8)	$11.9

The variance in net cash provided by operating activities resulted from an increase of $16.7 million in operating income before non-cash expenses in 2007, which was primarily due to the increase of $19.9 million in distributions of operating income from unconsolidated affiliates as a result of the distributions from Albertson’s in 2007. In addition, a net increase in cash of $25.4 million resulted from changes in operating assets and liabilities, primarily other assets, which was the result of the repayment of a note from our qualified intermediary relating to Section 1031 transactions.
The decrease in net cash used in investing activities resulted from $27.4 million of notes receivable originated in 2006, $14.3 million of additional return of capital from unconsolidated affiliates in 2007, primarily from our investment in Albertson’s and $5.6 million of collections from notes receivable in 2007. These net decreases were offset by $38.8 million of additional expenditures for real estate acquisitions, development and tenant installations in 2007.

The increase in net cash used in financing activities resulted from $14.1 million of additional cash used for the repayment of debt in 2007 and a decrease of $32.0 million of cash provided by additional borrowings in 2007. These increases were partially offset by an additional $15.0 million in cash received from the issuance of convertible debt in 2007.
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
Currently, we manage our exposure to fluctuations in interest rates primarily through the use of fixed-rate debt and interest rate swap agreements. As of March 31, 2007, we had total mortgage debt and convertible notes payable of $450.4 million of which $371.0 million or 82%, was fixed-rate, inclusive of interest rate swaps, and $79.4 million, or 18%, was variable-rate based upon LIBOR plus certain spreads. As of March 31, 2007, we were a party to two interest rate swaps transactions and one interest rate cap transaction to hedge our exposure to changes in interest rates with respect to $15.9 million and $30.0 million of LIBOR-based variable-rate debt, respectively. We also have one forward-starting interest rate swap which commences during 2007 and matures in 2012 that will hedge our exposure to changes in interest rates with respect to $8.4 million of current LIBOR-based variable rate debt through maturity.
The following table sets forth information as of March 31, 2007 concerning our long-term debt obligations, including principal cash flows by scheduled maturity and weighted-average interest rates of maturing amounts:
Consolidated mortgage debt and convertible notes payable:

Year	Scheduled	Principal at	Total	Weighted average
(in millions)	amortization	maturity	obligation	interest rate
2007	$1.3	$52.3	$53.6	6.3%
2008	6.5	40.7	47.2	6.7%
2009	6.8	7.8	14.6	7.0%
2010	2.4	14.8	17.2	7.6%
2011	2.6	129.8	132.4	4.1%
Thereafter	31.5	153.9	185.4	5.6%

	$51.1	$399.3	$450.4

Mortgage debt in unconsolidated partnerships (at our pro rata share):

Year	Scheduled	Principal at	Total	Weighted average
(in millions)	amortization	maturity	obligation	interest rate
2007	$0.4	$—	$0.4	n/a %
2008	0.4	—	0.4	n/a %
2009	0.5	—	0.5	n/a %
2010	0.5	2.8	3.3	7.0%
2011	0.5	—	0.5	n/a %
Thereafter	1.7	64.3	66.0	5.7%

	$4.0	$67.1	$71.1

Of our total consolidated and pro-rata share of unconsolidated outstanding debt, $52.3 million and $40.7 million will become due in 2007 and 2008, respectively. As we intend on refinancing some or all of such debt at the then-existing market interest rates which may be greater than the current interest rate, our interest expense would increase by approximately $0.9 million annually if the interest rate on the refinanced debt increased by 100 basis points. Interest expense on our variable-debt, net of variable to fixed-rate swap agreements currently in effect, as of March 31, 2007 would increase by $0.8 million if LIBOR increased by 100 basis points. We may seek additional variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, we would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.

Item 4.     Controls and Procedures.
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

Part II.     Other Information
Item 1.     Legal Proceedings.
There have been no material legal proceedings beyond those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.
Item 1A.     Risk Factors.
There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.
As previously reported on a Form 8-K filed on December 11, 2006, we entered into a purchase agreement (the “Purchase Agreement”) with Lehman Brothers Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (the “Initial Purchasers”) for the sale by us and the purchase by the Initial Purchasers of $100.0 million aggregate principal amount of 3.75% Convertible Notes due 2026 (the “Notes”), which closed on December 11, 2006. The Purchase Agreement also granted the Initial Purchasers a 30-day option to purchase up to an additional $15.0 million aggregate principal amount of the Notes. The terms of the Notes, including the terms of their conversion into Common Shares, have been previously disclosed in this 8-K.
As previously reported on a Form 8-K filed on January 15, 2007, on January 8, 2007, the Initial Purchasers exercised their option pursuant to the Purchase Agreement to purchase an additional $15.0 million aggregate principal amount of the Notes. The net proceeds from the sale of the additional Notes, after deducting the Initial Purchasers’ offering expenses, were approximately $14.7 million.
We offered and sold the Notes to the Initial Purchasers in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act. The Initial Purchasers then sold the Notes only to qualified institutional buyers in the United States in reliance upon the exemption from registration provided by Rule 144A under the Securities Act. We relied on these exemptions from registration based in part on representations made by the Initial Purchasers in the Purchase Agreement.
Item 3.     Defaults upon Senior Securities.
None
Item 4.     Submission of Matters to a Vote of Security Holders.
None
Item 5.     Other Information.
None

Item 6.     Exhibits

Exhibit No.	Description
3.1	Declaration of Trust of the Company, as amended (1)
3.2	Fourth Amendment to Declaration of Trust (2)
3.3	Amended and Restated By-Laws of the Company (3)
4.1	Voting Trust Agreement between the Company and Yale University dated February 27, 2002 (4)
10.61	Loan Agreement between 239 Greenwich Associates Limited Partnership and Wachovia Bank, National Association dated January 25, 2007. (8)
10.62	Revolving Credit Agreement between Acadia Realty Limited Partnership and Washington Mutual Bank dated March 29, 2007. (8)
21	List of Subsidiaries of Acadia Realty Trust (8)
31.1	Certification of Chief Executive Officer pursuant to rule 13a—14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (8)
31.2	Certification of Chief Financial Officer pursuant to rule 13a—14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (8)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (8)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (8)
99.1	Amended and Restated Agreement of Limited Partnership of the Operating Partnership (5)
99.2	First and Second Amendments to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership (5)
99.3	Third Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership (6)
99.4	Fourth Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership (6)
99.5	Certificate of Designation of Series A Preferred Operating Partnership Units of Limited Partnership Interest of Acadia Realty Limited Partnership (7)
99.6	Certificate of Designation of Series B Preferred Operating Partnership Units of Limited Partnership Interest of Acadia Realty Limited Partnership (6)

Notes:
(1)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal Year ended December 31, 1994
(2)	Incorporated by reference to the copy thereof filed as an Exhibit to Company’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 1998
(3)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2005.
(4)	Incorporated by reference to the copy thereof filed as an Exhibit to Yale University’s Schedule 13D filed on September 25, 2002
(5)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Registration Statement on Form S-3 filed on March 3, 2000
(6)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2003
(7)	Incorporated by reference to the copy thereof filed as an Exhibit to Company’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 1997
(8)	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACADIA REALTY TRUST
May 9, 2007	/s/ Kenneth F. Bernstein
Kenneth F. Bernstein
President and Chief Executive Officer (Principal Executive Officer)

May 9, 2007	/s/ Michael Nelsen
Michael Nelsen
Senior Vice President and Chief Financial Officer (Principal Financial Officer)