Form 10-Q
period 2007-06-30
ACADIA REALTY TRUST
filed 2007-08-09
CIK 899629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 1-12002
ACADIA REALTY TRUST
(Exact name of registrant in its charter)

MARYLAND (State or other jurisdiction of incorporation or organization)	23-2715194 (I.R.S. Employer Identification No.)

1311 MAMARONECK AVENUE, SUITE 260 WHITE PLAINS, NY	10605 (Zip Code)
(Address of principal executive offices)
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑
As of August 8, 2007, there were 32,169,353 common shares of beneficial interest, par value $.001 per share, outstanding.

ACADIA REALTY TRUST AND SUBSIDIARIES
FORM 10-Q

Part I. Financial Information
Item 1. Financial Statements
ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	June 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Real estate
Land	$176,517	$152,930
Buildings and improvements	543,845	497,638
Construction in progress	52,397	39,085

	772,759	689,653
Less: accumulated depreciation	152,647	142,071

Net real estate	620,112	547,582
Cash and cash equivalents	120,759	139,571
Cash in escrow	7,281	7,639
Restricted cash	2,206	549
Investments in and advances to unconsolidated affiliates	39,208	31,049
Rents receivable, net	9,236	12,949
Notes receivable	28,066	38,322
Prepaid expenses	2,336	1,865
Deferred charges, net	20,922	20,840
Acquired lease intangibles, net	17,336	11,653
Other assets, net	12,192	39,673

	$879,654	$851,692

LIABILITIES AND SHAREHOLDERS’ EQUITY
Mortgage notes payable	$350,009	$347,402
Convertible notes payable	115,000	100,000
Acquired lease and other intangibles, net	5,683	4,919
Accounts payable and accrued expenses	5,590	10,548
Dividends and distributions payable	6,665	6,661
Distributions in excess of income from and investment in unconsolidated affiliates	21,663	21,728
Other liabilities	8,725	5,578

Total liabilities	513,335	496,836

Minority interest in Operating Partnership	4,707	8,673
Minority interests in partially-owned affiliates	118,325	105,064

Total minority interests	123,032	113,737

Shareholders’ equity
Common shares	32	31
Additional paid-in capital	229,042	227,555
Accumulated other comprehensive income (loss)	246	(234)
Retained earnings	13,967	13,767

Total shareholders’ equity	243,287	241,119

	$879,654	$851,692

See accompanying notes

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(unaudited)
(dollars in thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues
Minimum rents	$18,973	$17,010	$37,827	$34,297
Percentage rents	145	126	283	311
Expense reimbursements	2,872	3,373	6,214	7,250
Other property income	289	247	553	456
Management fee income from related parties, net	736	1,281	1,811	2,482
Interest income	2,232	1,907	5,092	3,653
Other	—	—	165	1,141

Total revenues	25,247	23,944	51,945	49,590

Operating Expenses
Property operating	3,982	3,478	8,888	7,345
Real estate taxes	2,515	2,354	4,713	5,054
General and administrative	5,542	4,779	10,990	10,086
Depreciation and amortization	6,873	6,336	13,410	12,566

Total operating expenses	18,912	16,947	38,001	35,051

Operating income	6,335	6,997	13,944	14,539
Equity in earnings of unconsolidated affiliates	3,583	3,028	3,713	5,999
Interest expense	(5,900)	(5,654)	(12,047)	(10,839)
Minority interest	(593)	330	1,695	(746)

Income from continuing operations before income taxes	3,425	4,701	7,305	8,953
Income taxes	(391)	(363)	(435)	(812)

Income from continuing operations	3,034	4,338	6,870	8,141

Discontinued Operations
Operating income from discontinued operations	—	520	—	1,081
Minority interest	—	(10)	—	(21)

Income from discontinued operations	—	510	—	1,060

Income before extraordinary item	3,034	4,848	6,870	9,201

Extraordinary item
Share of extraordinary gain from investment in unconsolidated affiliate	—	—	23,690	—
Minority interest	—	—	(18,959)	—
Income taxes	—	—	(1,848)	—

Extraordinary gain	—	—	2,883	—

Net income	$3,034	$4,848	$9,753	$9,201

Basic Earnings per Share
Income from continuing operations	$0.09	$0.14	$0.21	$0.26
Income from discontinued operations	—	0.01	—	0.02
Income from extraordinary item	—	—	0.09	—

Basic earnings per share	$0.09	$0.15	$0.30	$0.28

Diluted Earnings per Share
Income from continuing operations	$0.09	$0.14	$0.20	$0.26
Income from discontinued operations	—	0.01	—	0.02
Income from extraordinary item	—	—	0.09	—

Diluted earnings per share	$0.09	$0.15	$0.29	$0.28

See accompanying notes

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(unaudited)
(dollars in thousands)

	June 30,	June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,753	$9,201
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	13,410	13,465
Minority interests	17,264	767
Amortization of lease intangibles	460	470
Amortization of mortgage note premium	(56)	(68)
Equity in earnings of unconsolidated affiliates	(27,403)	(5,999)
Fees received from unconsolidated affiliates	193	270
Distributions of operating income from unconsolidated affiliates	26,534	5,660
Amortization of derivative settlement included in interest expense	202	218
Changes in assets and liabilities
Restricted cash	(1,657)	(1)
Funding of escrows, net	358	(1,394)
Rents receivable	3,713	2,887
Prepaid expenses	(471)	30
Other assets	27,108	(1,781)
Accounts payable and accrued expenses	(4,416)	(1,151)
Other liabilities	3,151	2,896

Net cash provided by operating activities	68,143	25,470

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate and leases	(89,924)	(53,565)
Investments in and advances to unconsolidated affiliates	(30,019)	(22,927)
Return of capital from unconsolidated affiliates	22,275	26,121
Collections of notes receivable	10,321	19,000
Advances of notes receivable	—	(42,068)

Net cash used in investing activities	(87,347)	(73,439)

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(unaudited)
(dollars in thousands)

	June 30,	June 30,
	2007	2006
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on mortgage notes	(43,047)	(87,678)
Proceeds received on mortgage notes	45,969	107,291
Proceeds received on convertible notes	15,000	—
Payment of deferred financing and other costs	(943)	(197)
Capital contributions from partners and members	35,902	37,878
Distributions to partners and members	(37,313)	(34,510)
Dividends paid to Common Shareholders	(13,046)	(11,883)
Distributions to minority interests in Operating Partnership	(270)	(240)
Distributions on preferred Operating Partnership Units to minority interests	(13)	(126)
Distributions to minority interests in partially-owned affiliates	(2,352)	(98)
Contributions from minority interests in partially-owned affiliates	—	2,246
Redemption of Operating Partnership Units	—	(246)
Common Shares issued under Employee Stock Purchase Plan	379	128
Exercise of options to purchase Common Shares	126	43

Net cash provided by financing activities	392	12,608

Decreases in cash and cash equivalents	(18,812)	(35,361)
Cash and cash equivalents, beginning of period	139,571	90,475

Cash and cash equivalents, end of period	$120,759	$55,114

Supplemental disclosure of cash flow information
Cash paid during the period for interest, including capitalized interest of $25 and $36, respectively	$11,480	$10,971

Cash paid for income taxes	$262	$1,500

Supplemental disclosure of non-cash investing and financing activities
Acquisition of real estate through assumption of debt	$—	$12,509

Recapitalization of the Brandywine Portfolio
Real estate, net	$	$124,962
Other assets and liabilities	—	(11,413)
Mortgage debt	—	(66,984)
Minority interests	—	(36,504)
Investment in unconsolidated affiliates	—	(10,428)

Cash included in investments and advances to unconsolidated affiliates	$—	$(367)

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
All of the Company’s assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership (the “Operating Partnership”) and entities in which the Operating Partnership owns a controlling interest. As of June 30, 2007, the Trust controlled 98% of the Operating Partnership as the sole general partner. As the general partner, the Trust is entitled to share, in proportion to its percentage interest, in the cash distributions and profits and losses of the Operating Partnership. The limited partners represent entities or individuals who contributed their interests in certain properties or entities to the Operating Partnership in exchange for common or preferred units of limited partnership interest (“Common or Preferred OP Units”). Limited partners holding Common OP Units are generally entitled to exchange their units on a one-for-one basis for common shares of beneficial interest of the Trust (“Common Shares”). This structure is commonly referred to as an umbrella partnership REIT or “UPREIT”.
During 2001, the Company formed a partnership, Acadia Strategic Opportunity Fund I, LP (“Fund I”), and in 2004 formed a limited liability company, Acadia Mervyn Investors I, LLC (“Mervyns I”), with four institutional investors. The Operating Partnership committed a total of $20.0 million to Fund I and Mervyns I, and the four institutional shareholders committed $70.0 million, for the purpose of acquiring a total of approximately $300.0 million in investments. As of June 30, 2007, the Operating Partnership has contributed $16.5 million to Fund I and $2.7 million to Mervyns I.
The Operating Partnership is the sole general partner of Fund I and sole managing member of Mervyns I, with a 22.2% interest in both Fund I and Mervyns I and is also entitled to a profit participation in excess of its invested capital based on certain investment return thresholds (“Promote”). Cash flow is distributed pro-rata to the partners and members (including the Operating Partnership) until they receive a 9% cumulative return (“Preferred Return”), and the return of all capital contributions. Thereafter, remaining cash flow (which is net of distributions and fees to the Operating Partnership for management, asset management, leasing, construction and legal services) is distributed 80% to the partners (including the Operating Partnership) and 20% to the Operating Partnership as a Promote. As all contributed capital and accumulated preferred return has been distributed to investors, the Operating Partnership is now entitled to a Promote on all earnings and distributions.
During June of 2004, the Company formed Acadia Strategic Opportunity Fund II, LLC (“Fund II”), and during August 2004 formed Acadia Mervyn Investors II, LLC (“Mervyns II”), with the investors from Fund I as well as two additional institutional investors. With $300.0 million of committed discretionary capital, Fund II and Mervyns II combined expect to be able to acquire up to $900.0 million of investments on a leveraged basis. The Operating Partnership’s share of committed capital is $60.0 million. The Operating Partnership is the sole managing member with a 20% interest in both Fund II and Mervyns II. The terms and structure of Fund II and Mervyns II are substantially the same as Fund I and Mervyns I, including the Promote structure, with the exception that the Preferred Return is 8%. As of June 30, 2007, the Operating Partnership has contributed $26.4 million to Fund II and $7.1 million to Mervyns II.
Effective May 15, 2007, the Company formed Acadia Strategic Opportunity Fund III LLC (“Fund III”) with thirteen institutional investors, including a majority of the investors from Fund I and Fund II. With $500.0 million of committed discretionary capital, Fund III expects to be able to acquire or develop approximately $1.5 billion of assets on a leveraged basis. The Operating Partnership’s share of the invested capital is $100.0 million and it is the sole managing member with a 20% interest in Fund III. The terms and structure of Fund III is substantially the same as the previous Funds, including the Promote structure, with the exception that the Preferred Return is 6%. As of June 30, 2007, there have been no capital contributions to Fund III.
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
Although the Company accounts for its investment in Albertson’s (Note 7), which it has made through the Retailer Controlled Property Venture (“RCP Venture”), using the equity method of accounting, the Company adopted the policy of not recording its equity in earnings or losses of the unconsolidated affiliate until the Company receives the audited financial statements of Albertson’s to support the equity earnings or losses in accordance with paragraph 19 of Accounting Principles Board (“APB”) 18 “Equity Method of Accounting for Investments in Common Stock”.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. BASIS OF PRESENTATION, (continued)
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. For further information refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
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
The Company adopted Interpretation No. 48 on January 1, 2007. Based on its evaluation, the Company had no uncertain tax positions and no unrecognized tax benefits as of the adoption date or as of June 30, 2007. The Company has no interest or penalties relating to income taxes recognized in the statement of income for the six months ended June 30, 2007 or in the balance sheet as of June 30, 2007. It is the Company’s accounting policy to classify interest and penalties relating to unrecognized tax benefits as interest expense and tax expense, respectively. As of June 30, 2007, the tax years 2003 through and including 2006 remain open to examination by the Internal Revenue Service. State income tax returns are generally subject to examination for a period of three to five years after filing of the respective returns. There are currently no federal or state tax examinations in progress.
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
(dollars in thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Numerator:
Net income – basic	$3,034	$4,848	$9,753	$9,201

Denominator:
Weighted average shares – basic earnings per share	32,935	32,509	32,845	32,489
Effect of dilutive securities:
Employee stock options	343	302	342	300
Convertible Preferred OP Units	13	—	83	—

Dilutive potential Common Shares	356	302	425	300

Denominator for diluted earnings per share	33,291	32,811	33,270	32,789

Basic earnings per share	$0.09	$0.15	$0.30	$0.28

Diluted earnings per share	$0.09	$0.15	$0.29	$0.28

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3. EARNINGS PER COMMON SHARE, (continued)
The weighted average shares used in the computation of basic earnings per share include unvested Restricted Shares and LTIP Units (Note 13) that are entitled to receive dividend equivalent payments. The effect of the conversion of Common OP Units is not reflected in the above table, as they are exchangeable for Common Shares on a one-for-one basis. The income allocable to such units is allocated on this same basis and reflected as minority interest in the accompanying consolidated financial statements. As such, the assumed conversion of these units would have no net impact on the determination of diluted earnings per share. The effect of the conversion of 12,858 and 83,392 Series A and B Preferred OP Units was dilutive for the three and six months ended June 30, 2007 and are included in the above table. The effect of the conversion of 337,097 Preferred OP Units for the three and six months ended June 30, 2006 is not reflected in the above table as such conversion was anti-dilutive.
4. COMPREHENSIVE INCOME
The following table sets forth comprehensive income for the three and six months ended June 30, 2007 and 2006:
(dollars in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income	$3,034	$4,848	$9,753	$9,201
Other comprehensive income	478	775	480	1,873

Comprehensive income	$3,512	$5,623	$10,233	$11,074

Other comprehensive income relates to the changes in the fair value of derivative instruments accounted for as cash flow hedges and the amortization, which is included in interest expense, of a derivative instrument.
The following table sets forth the change in accumulated other comprehensive income for the six months ended June 30, 2007:
Accumulated other comprehensive income

(dollars in thousands)

Balance at December 31, 2006	$(234)
Unrealized gain on valuation of derivative instruments and amortization of derivative	480

Balance at June 30, 2007	$246

5. SHAREHOLDERS’ EQUITY AND MINORITY INTERESTS
The following table summarizes the change in the shareholders’ equity and minority interests since December 31, 2006:
(dollars in thousands)

		Minority interest	Minority interest in
	Shareholders’	in Operating	partially-owned
	Equity	Partnership	affiliates
Balance at December 31, 2006	$241,119	$8,673	$105,064
Dividends and distributions declared of $0.40 per Common Share and Common OP Unit	(13,045)	(270)	—
Net income for the period January 1 through June 30, 2007	9,753	227	17,037
Distributions paid	—	—	(39,678)
Conversion of Series B Preferred OP Units	4,000	(4,000)	—
Other comprehensive income – Unrealized gain on valuation of swap agreements	278	10	—
Other comprehensive income – Amortization of derivative instrument	202	—	—
Common shares issued under Employee Stock Purchase Plan	80	—	—
Minority interest contributions	—	—	35,902
Issuance of Common Stock to Trustees	299	—	—
Employee exercise of options	126	—	—
Employee Restricted Share awards	1,568	—	—
Employee cancellation of Restricted Shares	(1,093)	—	—
Employee LTIP Unit awards	—	67	—

Balance at June 30, 2007	$243,287	$4,707	$118,325

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5. SHAREHOLDERS’ EQUITY AND MINORITY INTERESTS, (continued)
Minority interest in the Operating Partnership represents (i) the limited partners’ interest of 642,272 Common OP Units at June 30, 2007 and December 31, 2006, (ii) 188 Series A Preferred OP Units at June 30, 2007 and December 31, 2006, with a stated value of $1,000 per unit, which are entitled to a preferred quarterly distribution of the greater of (a) $22.50 (9% annually) per Series A Preferred OP Unit or (b) the quarterly distribution attributable to a Series A Preferred OP Unit if such unit were converted into a Common OP Unit, and (iii) 0 and 4,000 Series B Preferred OP Units at June 30, 2007 and December 31, 2006, respectively, with a stated value of $1,000 per unit, which are entitled to a preferred quarterly distribution of the greater of (a) $13.00 (5.2% annually) per unit or (b) the quarterly distribution attributable to a Series B Preferred OP Unit if such unit were converted into a Common OP Unit.
During the first quarter of 2007, 43,865 employee Restricted Shares were cancelled to pay the employees’ income taxes due on the value of the portion of the Restricted Shares which vested. During the six months ended June 30, 2007, the Company recognized accrued Common Share and Common OP Unit-based compensation totaling $1.6 million. (Note 13)
During February 2007, Klaff (Note 7) converted 3,800 Series B Preferred Units into 296,412 Common OP Units and ultimately into the same number of Common Shares. In June 2007, Klaff converted its remaining 200 Series B Preferred Units into 15,601 Common OP Units and ultimately into the same number of Common Shares.
Minority interests in partially-owned affiliates include third-party interests in three entities in which the Company has an ownership position and non-managing members’ interests in Funds I and II, and Mervyns I and II which the Company consolidates in accordance with EITF 04-5.
The following table summarizes the minority interest’s contributions and distributions since December 31, 2006:
(dollars in thousands)

	Contributions	Distributions
Partially owned affiliates	$—	$(2,365)
Fund I	—	(109)
Fund II	35,866	(880)
Mervyns II	36	(36,324)

	$35,902	$(39,678)

6. ACQUISITION AND DISPOSITION OF PROPERTIES AND DISCONTINUED OPERATIONS
Acquisition of Properties
On March 20, 2007, the Company purchased a retail commercial condominium at 200 West 54th Street in Manhattan, New York. The 10,000 square foot property was acquired for $36.4 million.
Additionally, on March 20, 2007, the Company purchased a single tenant building at 1545 East Service Road in Staten Island, New York for $17.0 million. The 52,000 square foot building is currently being renovated and is leased to a single tenant.
On May 31, 2007, the Company purchased a property on Atlantic Avenue in Brooklyn, New York for approximately $5.0 million. Plans for the property call for the demolition of the existing structure and the construction of a 110,000 square foot self-storage facility.
On June 13, 2007, the Company, along with an unaffiliated partner, acquired a leasehold interest in The Gallery at Fulton Street and adjacent parking garage in downtown Brooklyn, New York for approximately $115.0 million. The development plans include the demolition of the existing improvements and the construction of a mixed-use project.
Discontinued Operations
In accordance with SFAS No. 144, which requires discontinued operations presentation for disposals of a “component” of an entity, for all periods presented, the Company reclassified its consolidated statements of income to reflect income and expenses for properties which were sold or became held for sale subsequent to June 30, 2006, as discontinued operations and reclassified its consolidated balance sheets to reflect assets and liabilities related to such properties as assets and liabilities related to discontinued operations.
The combined results of operations of properties held for sale are reported separately as discontinued operations for the three and six months ended June 30, 2006. These are related to the Soundview Marketplace, Bradford Towne Centre, Greenridge Plaza, Luzerne Street Shopping Center and the Pittston Plaza, all of which the Company sold during the fourth quarter of 2006. There were no discontinued operations for the three and six months ended June 30, 2007.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. ACQUISITION AND DISPOSITION OF PROPERTIES AND DISCONTINUED OPERATIONS, (continued)
Discontinued Operations, (continued)
The combined results of operations of the properties classified as discontinued operations are summarized as follows:
(dollars in thousands)

	For the three	For the six
	months ended	months ended
	June 30, 2006	June 30, 2006
Total revenues	$2,308	$4,681
Total expenses	1,788	3,600

Operating income from discontinued operations	520	1,081
Minority interest	(10)	(21)

Income from discontinued operations	$510	$1,060

7. INVESTMENTS
Investments In and Advances to Unconsolidated Partnerships
Retailer Controlled Property Venture
On January 27, 2004, the Company entered into the RCP Venture with Klaff Realty, L.P. (“Klaff”) and Lubert-Adler Management, Inc. (“Lubert-Adler”) for the purpose of making investments in surplus or underutilized properties owned by retailers. On September 2, 2004, Mervyns I and II, on a non-recourse basis through the RCP Venture, invested in a consortium to acquire the Mervyns Department store chain from Target Corporation. The gross acquisition price was $1.2 billion, which was financed with $800.0 million of debt and the balance with equity. Mervyns’ I and II combined $24.6 million share of this investment was divided equally between them. The Operating Partnership’s share of this investment totaled $5.2 million. Since inception, Mervyns I and II received distributions totaling $47.3 million. The Operating Partnership’s share of these distributions totaled $11.5 million.
During June of 2006, the RCP Venture made its second investment by acquiring Albertson’s and Cub Foods. Mervyns II, invested $23.0 million in this acquisition on a non-recourse basis through the RCP Venture as part of an investment consortium. The Operating Partnership’s share of the invested capital was $4.6 million.
During 2006, Fund II, through the RCP Venture made additional investments of $1.8 million in Shopko and Marsh, of which the Operating Partnership’s share amounted to $0.4 million. The Company accounts for these investments using the cost method due to the minor ownership percent interest and the inability to exert influence over the entity’s operating and financial policies.
During the first quarter of 2007, the Company received a cash distribution of $44.4 million from its Albertson’s investment which was sourced from the disposition of certain operating stores and a refinancing of the remaining assets held by the entity. The Operating Partnership’s share of this distribution, after allocation to minority interests, was $8.9 million. The distribution in excess of invested capital has been reflected as an extraordinary gain of $23.7 million to the Company of which the Operating Partnership’s share, net of minority interests and income taxes, amounted to $2.9 million. This gain is characterized as extraordinary in the Company’s consolidated financial statements as a result of the treatment of the gain in the financial statements of Albertson’s which results from the allocation of purchase price in accordance with SFAS No. 141 “Business Combinations”.
During the second quarter of 2007, the Company received a $1.1 million cash distribution from its Shopko investment which represented 100% of its invested capital. In addition, the Company received a cash distribution of $1.8 million from its Albertson’s investment which is reflected in equity in earnings of unconsolidated affiliates of $1.3 million and a return of capital of $0.5 million.
During the second quarter of 2007, Mervyns II made an investment of $2.7 million in a consortium which acquired a portfolio of 87 retail properties from Rex Stores Corporation.
Brandywine Portfolio
The Company owns a 22.2% interest in a one million square foot retail portfolio located in Wilmington, Delaware (the “Brandywine Portfolio”) which is accounted for using the equity method.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. INVESTMENTS, (continued)
Crossroads
The Company owns a 49% interest in the Crossroads Joint Venture and Crossroads II (collectively, “Crossroads”), which collectively own a 311,000 square foot shopping center located in White Plains, New York which is accounted for using the equity method.
Other Investments
Fund I Investments
Fund I has joint ventures with unaffiliated third-party investors in the ownership and operation of the following shopping centers, which are accounted for using the equity method of accounting.

			Gross Leasable
Shopping Center	Location	Year Acquired	Area
Hitchcock Plaza	Aiken, SC	2004	221,029
Haygood Shopping Center	Virginia Beach, VA	2004	178,497
Sterling Heights Shopping Center	Detroit, MI	2004	154,835

Total			554,361

Fund II Investments
Fund II has invested $1.2 million as a 50% owner in an entity which has a leasehold interest in a former Levitz Furniture store located in Rockville, Maryland which is accounted for using the equity method. During the second quarter of 2007, Fund II received a cash distribution of $0.6 million.
On June 13, 2007, the Company, along with an unaffiliated partner, acquired a leasehold interest in The Gallery at Fulton Street and adjacent parking garage in downtown Brooklyn, New York (“Albee”) for approximately $115.0 million which is accounted for using the equity method.
The following tables summarize the Company’s investment in unconsolidated subsidiaries as of June 30, 2007 and December 31, 2006.
(dollars in thousands)

	June 30, 2007
	RCP		Brandywine		Other
	Venture	Albee	Portfolio	Crossroads	Investments	Total
Balance Sheets
Assets:
Rental property, net	$—	$120,371	$136,436	$5,781	$39,488	$302,076
Investment in unconsolidated affiliates	176,523	—	—	—	—	176,523
Other assets	—	3,199	6,953	4,449	6,974	21,575

Total assets	$176,523	$123,570	$143,389	$10,230	$46,462	$500,174

Liabilities and partners’ equity
Mortgage note payable	$—	$34,000	$166,200	$64,000	$32,860	$297,060
Other liabilities	—	198	18,562	548	3,017	22,325
Partners equity (deficit)	176,523	89,372	(41,373)	(54,318)	10,585	180,789

Total liabilities and partners’ equity	$176,523	$123,570	$143,389	$10,230	$46,462	$500,174

Company’s investment in unconsolidated affiliates	$6,998	$23,330	$—	$—	$8,880	$39,208

Distributions in excess of income from and investment in unconsolidated affiliates	$—	$—	$(10,100)	$(11,563)	$—	$(21,663)

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. INVESTMENTS, (continued)
Other Investments (continued)
(dollars in thousands)

	December 31, 2006
	RCP	Brandywine		Other
	Venture	Portfolio	Crossroads	Investments	Total
Balance Sheets
Assets:
Rental property, net	$—	$127,146	$6,017	$43,660	$176,823
Investment in unconsolidated affiliates	385,444	—	—	—	385,444
Other assets	—	6,747	4,511	6,632	17,890

Total assets	$385,444	$133,893	$10,528	$50,292	$580,157

Liabilities and partners’ equity
Mortgage note payable	$—	$166,200	$64,000	$28,558	$258,758
Other liabilities	—	12,709	1,858	8,862	23,429
Partners equity (deficit)	385,444	(45,016)	(55,330)	12,872	297,970

Total liabilities and partners’ equity	$385,444	$133,893	$10,528	$50,292	$580,157

Company’s investment in unconsolidated affiliates	$23,539	$—	$—	$7,510	$31,049

Distributions in excess of income from and investment in unconsolidated affiliates	$—	$(10,541)	$(11,187)	$—	$(21,728)

(dollars in thousands)

	Three Months Ended June 30, 2007
	RCP	Brandywine		Other
	Venture	Portfolio	Crossroads	Investments	Total
Statements of Operations
Total revenue	$—	$4,788	$2,042	$1,152	$7,982
Operating and other expenses	—	1,387	632	658	2,677
Interest expense	—	2,519	869	614	4,002
Equity in earnings of unconsolidated affiliates	26,843	—	—	—	26,843
Depreciation and amortization	—	735	108	779	1,622

Net income (loss)	$26,843	$147	$433	$(899)	$26,524

Company’s share of net income (loss)	$3,620	$28	$114	$(179)	$3,583

(dollars in thousands)

	Three Months Ended June 30, 2006
	RCP	Brandywine		Other
	Venture	Portfolio	Crossroads	Investments	Total
Statements of Operations
Total revenue	$—	$4,591	$2,558	$1,168	$8,317
Operating and other expenses	—	1,145	665	563	2,373
Interest expense	—	1,965	869	478	3,312
Equity in earnings of unconsolidated affiliates	23,852	—	—	—	23,852
Depreciation and amortization	—	784	147	269	1,200

Net income (loss)	$23,852	$697	$877	$(142)	$25,284

Company’s share of net income (loss)	$2,414	$269	$332	$13	$3,028

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. INVESTMENTS, (continued)
Other Investments (continued)
(dollars in thousands)

	Six Months Ended June 30, 2007
	RCP	Brandywine		Other
	Venture	Portfolio	Crossroads	Investments	Total
Statements of Operations
Total revenue	$—	$9,657	$4,108	$2,617	$16,382
Operating and other expenses	—	2,869	1,282	1,279	5,430
Interest expense	—	5,010	1,728	1,135	7,873
Equity in earnings of affiliates	47,590	—	—	—	47,590
Equity in earnings of unconsolidated affiliates – Extraordinary gain	125,264	—	—	—	125,264
Depreciation and amortization	—	1,498	215	1,360	3,073

Net income (loss)	$172,854	$280	$883	$(1,157)	$172,860

Company’s share of net income (loss) before extraordinary gain	$3,620	$59	$237	$(203)	$3,713

Company’s share of extraordinary gain	$23,690	$—	$—	$—	$23,690

(dollars in thousands)

	Six Months Ended June 30, 2006
	RCP	Brandywine		Other
	Venture	Portfolio	Crossroads	Investments	Total
Statements of Operations
Total revenue	$—	$9,105	$4,721	$2,093	$15,919
Operating and other expenses	—	2,359	1,309	1,246	4,914
Interest expense	—	6,974	1,728	723	9,425
Equity in earnings of affiliates	55,414	—	—	—	55,414
Depreciation and amortization	—	1,508	290	550	2,348

Net income (loss)	$55,414	$(1,736)	$1,394	$(426)	$54,646

Company’s share of net income (loss) before extraordinary gain	$5,730	$(150)	$486	$(67)	$5,999

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8. DERIVATIVE FINANCIAL INSTRUMENTS
The following table summarizes the notional values and fair values of the Company’s derivative financial instruments as of June 30, 2007. The notional value does not represent exposure to credit, interest rate or market risks.
(dollars in thousands)

				Fair
Derivative instrument	Notional Value	Interest Rate	Maturity	Value
LIBOR Swap	$4,588	4.71%	1/1/10	$56
LIBOR Swap	11,269	4.90%	10/1/11	166
LIBOR Swap	8,434	5.14%	3/1/12	57

Total Interest Rate Swaps	$24,291			279

Interest Rate Caps
LIBOR Cap	$30,000	6.0%	4/1/08	(28)

Net Interest Rate Swap Asset				$251

The net interest rate swap receivables are included in other assets on the Consolidated Balance Sheets.
9. MORTGAGE LOANS
During the first six months of 2007, the Company drew an additional $15.0 million on existing construction loans. As of June 30, 2007, the outstanding balance on these construction loans was $26.8 million.
During the first quarter of 2007, the Company paid off a $21.5 million variable-rate loan.
During January 2007, the Company closed on a new $26.0 million loan, which bears interest at a fixed rate of 5.4% and matures on February 11, 2017. A portion of the proceeds was used to pay off an existing $15.7 million loan.
During March 2007, the Company closed on a $30.0 million revolving facility which bears interest at LIBOR plus 125 basis points and matures on March 29, 2010. As of June 30, 2007, this line of credit was fully available.
During May 2007, the Company borrowed $5.0 million on an existing credit facility.
10. CONVERTIBLE NOTES PAYABLE
In connection with the underwriter’s over-allotment option related to the $100.0 million issuance of 3.75% convertible notes payable in December 2006, the Company issued an additional $15.0 million of these notes in January 2007, resulting in proceeds of $14.7 million. As of June 30, 2007, the convertible note payable balance was $115.0 million.
11. RELATED PARTY TRANSACTIONS
During February of 2005, the Operating Partnership issued 4,000 Restricted Preferred OP Units to Klaff for certain management contract rights and the rights to certain potential future revenue streams. During 2007, Klaff converted all of these units into 312,013 Common Shares (Note 5).
The Company also earns asset management, leasing, disposition, development and construction fees for providing services to an existing portfolio of retail properties and/or leasehold interests in which Klaff has an interest. Fees earned by the Company in connection with this portfolio were $0.5 million and $1.0 million for the three months ended June 30, 2007 and 2006, respectively, and $1.2 million and $2.1 million for the six months ended June 30, 2007 and 2006, respectively.
Lee Wielansky, the Lead Trustee of the Company, was paid a consulting fee of $25,000 for both the three months ended June 30, 2007 and 2006, respectively and $50,000 for the six months ended June 30, 2007 and 2006, respectively.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12. SEGMENT REPORTING
The Company has two reportable segments: retail properties and multi-family properties. The accounting policies of the segments are the same as those described in the summary of significant accounting policies as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The Company evaluates property performance primarily based on net operating income before depreciation, amortization and certain nonrecurring items. The reportable segments are managed separately due to the differing nature of the leases and property operations associated with the retail versus residential tenants. The following tables set forth certain segment information for the Company for continuing operations as of and for the three and six months ended June 30, 2007 and 2006 and does not include activity related to unconsolidated partnerships:
(dollars in thousands)

	Six months ended June 30, 2007
	Retail	Multi-Family	All
	Properties	Properties	Other	Total
Revenues	$40,996	$3,881	$7,068	$51,945
Property operating expenses and real estate taxes	11,490	2,111	—	13,601
Other expenses	8,680	822	1,488	10,990

Net property income before depreciation and amortization	$20,826	$948	$5,580	$27,354

Depreciation and amortization	$12,324	$749	$337	$13,410

Interest expense	$11,455	$592	$—	$12,047

Real estate at cost	$730,120	$42,639	$—	$772,759

Total assets	$812,451	$36,189	$31,014	$879,654

Expenditures for real estate and improvements	$89,708	$216	$—	$89,924

Reconciliation to net income
Net property income before depreciation and amortization				$27,354
Depreciation and amortization				(13,410)
Equity in earnings of unconsolidated affiliates				3,713
Interest expense				(12,047)
Minority interest				1,695
Income taxes				(435)
Income from extraordinary item				2,883

Net income				$9,753

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12. SEGMENT REPORTING (continued)
(dollars in thousands)

	Three months ended June 30, 2007
	Retail	Multi-Family	All
	Properties	Properties	Other	Total
Revenues	$20,321	$1,958	$2,968	$25,247
Property operating expenses and real estate taxes	5,349	1,148	—	6,497
Other expenses	4,461	430	651	5,542

Net property income before depreciation and amortization	$10,511	$380	$2,317	$13,208

Depreciation and amortization	$6,331	$369	$173	$6,873

Interest expense	$5,603	$297	$—	$5,900

Real estate at cost	$730,120	$42,639	$—	$772,759

Total assets	$812,451	$36,189	$31,014	$879,654

Expenditures for real estate and improvements	$25,105	$206	$—	$25,311

Reconciliation to net income
Net property income before depreciation and amortization				$13,208
Depreciation and amortization				(6,873)
Equity in earnings of unconsolidated affiliates				3,583
Interest expense				(5,900)
Minority interest				(593)
Income taxes				(391)
Income from discontinued operations				—

Net income				$3,034

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12. SEGMENT REPORTING (continued)
(dollars in thousands)

	Six months ended June 30, 2006
	Retail	Multi-Family	All
	Properties	Properties	Other	Total
Revenues	$38,314	$4,000	$7,276	$49,590
Property operating expenses and real estate taxes	10,312	2,087	—	12,399
Other expenses	7,830	1,014	1,242	10,086

Net property income before depreciation and amortization	$20,172	$899	$6,034	$27,105

Depreciation and amortization	$11,579	$753	$234	$12,566

Interest expense	$10,110	$729	$—	$10,839

Real estate at cost	$607,771	$42,005	$—	$649,776

Total assets	$661,640	$39,005	$60,546	$761,191

Expenditures for real estate and improvements	$49,246	$371	$—	$49,617

Reconciliation to net income
Net property income before depreciation and amortization				$27,105
Depreciation and amortization				(12,566)
Equity in earnings of unconsolidated affiliates				5,999
Interest expense				(10,839)
Minority interest				(746)
Income taxes				(812)
Income from discontinued operations				1,060

Net income				$9,201

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12. SEGMENT REPORTING (continued)
(dollars in thousands)

	Three months ended June 30, 2006
	Retail	Multi-Family	All
	Properties	Properties	Other	Total
Revenues	$18,792	$1,964	$3,188	$23,944
Property operating expenses and real estate taxes	4,800	1,032	—	5,832
Other expenses	3,572	585	622	4,779

Net property income before depreciation and amortization	$10,420	$347	$2,566	$13,333

Depreciation and amortization	$5,842	$377	$117	$6,336

Interest expense	$5,279	$375	$—	$5,654

Real estate at cost	$607,771	$42,005	$—	$649,776

Total assets	$661,640	$39,005	$60,546	$761,191

Expenditures for real estate and improvements	$49,385	$232	$—	$49,617

Reconciliation to net income
Net property income before depreciation and amortization				$13,333
Depreciation and amortization				(6,336)
Equity in earnings of unconsolidated affiliates				3,028
Interest expense				(5,654)
Minority interest				330
Income taxes				(363)
Income from discontinued operations				510

Net income				$4,848

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

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13. STOCK-BASED COMPENSATION (continued)
The total value of the above Restricted Share awards on the grant date was $4.5 million. Compensation expense of $0.3 million and $0.6 million has been recognized in the accompanying consolidated financial statements related to these Restricted Shares for the three and six months ended June 30, 2007.
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
The total value of these LTIP Units on the grant date was $0.5 million. Compensation expense of $34,000 and $67,000 has been recognized in the accompanying financial statements related to these LTIP Units for the three and six months ended June 30, 2007.
On May 15, 2007, the Company issued 15,927 unrestricted Common Shares to Trustees of the Company in connection with Trustee fees. Trustee fee expense of $0.2 million has been recognized in the accompanying consolidated financial statements related to these unrestricted Common Shares.
14. DIVIDENDS AND DISTRIBUTIONS PAYABLE
On May 17, 2007, the Board of Trustees of the Company approved and declared a cash dividend for the quarter ended June 30, 2007 of $0.20 per Common Share and Common OP Unit. The dividend was paid on July 13, 2007 to shareholders of record as of June 29, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is based on the consolidated financial statements of the Company as of June 30, 2007 and 2006 and for the three and six months then ended. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.
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
OVERVIEW
We currently operate 77 properties, which we own or have an ownership interest in, within our core portfolio or within our Funds I and II. These properties consist of 75 commercial properties, primarily neighborhood and community shopping centers, and two multi-family properties, which are located primarily in the Northeast, Mid-Atlantic and Midwestern regions of the United States. Our core portfolio consists of 34 properties comprising approximately five million square feet. Fund I has 32 properties comprising approximately two million square feet. Fund II has nine properties, the majority of which are undergoing redevelopment and will have approximately two million square feet upon completion of redevelopment activities. The majority of our operating income derives from the rental revenues from these properties, including recoveries from tenants, offset by operating and overhead expenses. As our RCP Venture invests in operating companies which typically restructure their operating and real estate components, we consider these investments to be private equity, as opposed to real estate investments. Since these are not traditional investments in operating rental real estate, the Operating Partnership invests in these through its taxable REIT subsidiary (“TRS”).
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
Valuation of Property Held for Use and Sale
On a quarterly basis, we review both properties held for use and for sale for indicators of impairment. We record impairment losses and reduce the carrying value of properties when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases where we do not expect to recover our carrying costs on properties held for use, we reduce our carrying cost to fair value, and for properties held for sale, we reduce our carrying value to the fair value less costs to sell. Management does not believe that the value of any properties in our portfolio was impaired as of June 30, 2007.
Bad Debts
We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make payments on arrearages in billed rents, as well as the likelihood that tenants will not have the ability to make payment on unbilled rents including estimated expense recoveries and straight-line rent. As of June 30, 2007, we have recorded an allowance for doubtful accounts of $3.0 million. If the financial condition of our tenants were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.
RESULTS OF OPERATIONS
Comparison of the three months ended June 30, 2007 (“2007”) to the three months ended June 30, 2006 (“2006”)

			Change
(in millions)	2007	2006	$	%
Revenues:
Minimum rents	$19.0	$17.0	$2.0	12%
Percentage rents	0.1	0.1	—	—%
Expense reimbursements	2.9	3.4	(0.5)	(15)%
Other property income	0.3	0.2	0.1	50%
Management fee income	0.7	1.3	(0.6)	(46)%
Interest income	2.2	1.9	0.3	16%

Total revenues	$25.2	$23.9	$1.3	5%

The increase in minimum rents was primarily attributable to additional rents following our acquisition of 200 West 54th Street, 145 East Service Road, Chestnut Hill and 2914 Third Avenue (“2006/2007 Acquisitions”) as well as Liberty Avenue being placed in service January 1, 2007. In addition, minimum rents increased as a result of re-tenanting activities across our portfolio.
Common area maintenance (“CAM”) expense reimbursement decreased $0.4 million. During 2007, we completed our multi-year review of CAM billings and resolved the majority of all outstanding CAM billing issues with our tenants. As a result, 2007 was adversely impacted by charges related to the settlement and related accrual adjustments totaling $0.5 million. Real estate tax reimbursements decreased $0.1 million primarily as a result of the capitalization of construction period real estate tax recoveries at a property that was operating in 2006.
Management fee income decreased $0.6 million primarily as a result of lower fees earned in connection with the Klaff management contracts following the disposition of certain assets in 2006 and 2007.
The increase in interest income was attributable to higher balances in interest earning assets in 2007.

			Change
(in millions)	2007	2006	$	%
Operating Expenses:
Property operating	$4.0	$3.5	$0.5	14%
Real estate taxes	2.5	2.4	0.1	4%
General and administrative	5.5	4.8	0.7	15%
Depreciation and amortization	6.9	6.3	0.6	10%

Total operating expenses	$18.9	$17.0	$1.9	11%

The increase in property operating expenses was primarily the result of the 2006/2007 Acquisitions as well as Liberty Avenue being placed in service January 1, 2007.
The increase in real estate taxes was due to the 2006/2007 Acquisitions offset by $0.2 million related to the capitalization of construction period real estate taxes at a property that was operating in 2006.
The increase in general and administrative expense was attributable to increased compensation expense of $0.5 million related to additional personnel hired in late 2006 and 2007 as well as increases in existing employee salaries. Also, there was an increase of $0.2 million for other overhead expenses following the expansion of our infrastructure related to increased activity in Fund assets and asset management services.
Depreciation expense increased $0.5 million in 2007. This was principally a result of increased depreciation expense following the 2006/2007 Acquisitions. Amortization expense increased $0.1 million, which was primarily the result of increased amortization of loan costs following our convertible note issuances in December 2006 and January 2007.

			Change
(in millions)	2007	2006	$	%
Other:
Equity in earnings of unconsolidated affiliates	$3.6	$3.0	$0.6	20%
Interest expense	(5.9)	(5.7)	(0.2)	(4)%
Minority interest	(0.6)	0.3	(0.9)	(300)%
Income taxes	(0.4)	(0.4)	—	—%
Income from discontinued operations	—	0.5	(0.5)	(100)%
Extraordinary item	—	—	—	—%
Equity in earnings of unconsolidated affiliates increased as a result of our pro rata share of earnings from our Albertson’s investment.
Interest expense increased $0.2 million in 2007. This was the result of a $1.2 million increase attributable to higher average outstanding borrowings in 2007 offset by a $1.0 million decrease resulting from a lower average interest rate on the portfolio mortgage debt in 2007.
The variance in minority interest is attributable to the minority partners’ share of earnings from Albertson’s in 2007.
Income from discontinued operations represents activity related to properties sold during 2006.
Comparison of the six months ended June 30, 2007 (“2007”) to the six months ended June 30, 2006 (“2006”)

			Change
(in millions)	2007	2006	$	%
Revenues:
Minimum rents	$37.8	$34.3	$3.5	10%
Percentage rents	0.3	0.3	—	—%
Expense reimbursements	6.2	7.2	(1.0)	(14)%
Other property income	0.6	0.5	0.1	20%
Management fee income	1.8	2.5	(0.7)	(28)%
Interest income	5.1	3.7	1.4	38%
Other	0.2	1.1	(0.9)	(82)%

Total revenues	$52.0	$49.6	$2.4	5%

The increase in minimum rents was attributable to those factors discussed in comparison of the three months ended 2007 to the three months ended 2006.
CAM expense reimbursements decreased $0.4 million primarily related to the settlement and related accrual adjustments as discussed for the three months ended June 30, 2007, which totaled $0.8 million for the six months ended June 30, 2007. This was partially offset by higher CAM recovery resulting from increased snow removal costs in 2007. Real estate tax reimbursements decreased $0.6 million, primarily as a result of lower real estate tax expense in 2007.
Management fee income decreased $0.7 million primarily as a result of lower fees earned in connection with Klaff management contracts following the disposition of certain assets in 2006 and 2007.
The increase in interest income was attributable to interest income on notes and other advances receivable originated in the second half of 2006 as well as higher balances in interest earning assets in 2007.
The decrease in other income was primarily attributable to a $1.1 million reimbursement of certain fees by the institutional investors of Fund I for the Brandywine Portfolio in 2006.

			Change
(in millions)	2007	2006	$	%
Operating Expenses:
Property operating	$8.9	$7.3	$1.6	22%
Real estate taxes	4.7	5.1	(0.4)	(8)%
General and administrative	11.0	10.1	0.9	9%
Depreciation and amortization	13.4	12.6	0.8	6%

Total operating expenses	$38.0	$35.1	$2.9	8%

The increase in property operating expenses was primarily the result of higher snow removal costs in 2007 and increased property operating expenses following the 2006/2007 Acquisitions.
The decrease in real estate taxes was due to a refund of $0.2 million and adjustments of prior years estimated taxes of $0.3 million recorded in 2007 and $0.3 million related to the capitalization of construction period real estate taxes at a property that was operating in 2006. These decreases were partially offset by increased real estate tax expense following the 2006/2007 Acquisitions.
The increase in general and administrative expense was attributable to increased compensation expense of $0.7 million for additional personnel hired in the second half of 2006 and 2007 as well as increases in existing employee salaries. In addition, there was a $0.2 million increase for other overhead expenses following the expansion of our infrastructure related to increased activity in Fund assets and asset management services.
Depreciation expense increased $0.6 million in 2007. This was principally a result of increased depreciation expense following the 2006/2007 Acquisitions. Amortization expense increased $0.2 million, which was primarily the result of increased amortization of loan costs following our convertible note issuances in December 2006 and January 2007.

			Change
(in millions)	2007	2006	$	%
Other:
Equity in earnings of unconsolidated affiliates	$3.7	$6.0	$(2.3)	(38)%
Interest expense	(12.0)	(10.8)	(1.2)	(11)%
Minority interest	1.7	(0.7)	2.4	343%
Income taxes	(0.4)	(0.8)	0.4	50%
Income from discontinued operations	—	1.1	(1.1)	(100)%
Extraordinary item	2.9	—	2.9	100%
The variance in equity in earnings of unconsolidated affiliates is attributable to our pro rata share of earnings and gains on sale from our Mervyns investments in 2006.
Interest expense increased $1.2 million in 2007. This was the result of a $2.5 million increase attributable to higher average outstanding borrowings in 2007 and an increase of $0.4 million related to defeasance costs associated with a loan payoff in 2007. These increases were offset by a $1.7 million decrease resulting from a lower average interest rate on the portfolio mortgage debt in 2007.
The variance in minority interest is attributable to the minority partners’ share of earnings and gains from the sale of Mervyns assets in 2006.
Income taxes decreased as a result of our share of gains from the sale of Mervyns locations in 2006 at the taxable REIT subsidiary (“TRS”) level.
Income from discontinued operations represents activity related to properties sold during 2006.
The extraordinary gain in 2007 relates to our share of the extraordinary gain, net of income taxes and minority interest, from our Albertson’s investment.
Funds from Operations
Consistent with the National Association of Real Estate Investment Trusts (“NAREIT”) definition, we define funds from operations (“FFO”) as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of depreciated property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.
In addition to presenting FFO in accordance with the NAREIT definition, we also disclose FFO for the six months ended June 30, 2007 as adjusted to include the extraordinary gain from our RCP investment in Albertson’s. As discussed in Note 7 in the Notes to the Consolidated Financial Statements in Part 1, Item 1 in this Form 10-Q, this gain is a result of distributions we received in excess of our invested capital of which the Operating Partnership’s share, net of minority interests and income taxes, amounted to $2.9 million. This gain is characterized as extraordinary in our GAAP financial statements as a result of the expected nature of the income to be passed through from Albertson’s. As previously discussed under “Overview” in Item 2 in this Form 10-Q, we believe that income or gains derived from our RCP investments, including our investment in Albertson’s, are private-equity investments and, as such, should be treated as operating income and therefore FFO. The character of this income in our underlying accounting does not impact this conclusion. Accordingly, we believe that this supplemental adjustment more appropriately reflects the results of our operations.
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

The reconciliation of net income to FFO for the three and six months ended June 30, 2007 and 2006 is as follows:

	Three months ended		Six months ended
(dollars in millions)	June 30,		June 30,
	2007	2006	2007	2006
Net income	$3.0	$4.8	$9.8	$9.2
Depreciation of real estate and amortization of leasing costs (net of minority interests’ share)
Wholly-owned and consolidated affiliates	5.2	5.3	9.9	10.3
Unconsolidated affiliates	0.5	0.4	1.0	0.9
Income attributable to Minority interest in Operating Partnership (1)	0.1	0.1	0.2	0.2
Distributions – Preferred OP Units	—	0.1	—	0.1
Gain on sale (net of minority interests’ share and income taxes)	—	(0.4)	—	(0.8)
Extraordinary item (net of minority interests’ share and income taxes)	—	—	(2.9)	—

Funds from operations	8.8	10.3	18.0	19.9

Extraordinary item, net (2)	—	—	2.9	—

Funds from operations, adjusted for extraordinary item	$8.8	$10.3	$20.9	$19.9

Cash flows provided by (used in):
Operating activities			$68.1	$25.5

Investing activities			$(87.3)	$(73.4)

Financing activities			$0.4	$12.6

Notes:

(1)	Does not include distributions paid to Series A and B Preferred OP Unit holders.

(2)	The extraordinary item represents the Company’s share of estimated extraordinary gain related to its investment in Albertson’s. The Albertson’s entity has recorded an extraordinary gain in connection with the allocation of purchase price to assets acquired. The Company considers this an investment in an operating business as opposed to real estate. Accordingly, all gains and losses from this investment are included in FFO.
USES OF LIQUIDITY
Our principal uses of liquidity are expected to be for (i) distributions to our shareholders and OP unit holders, (ii) investments which include the funding of our joint venture commitments, property acquisitions and redevelopment/re-tenanting activities within our existing portfolio and (iii) debt service and loan repayments.
Distributions
In order to qualify as a REIT for Federal income tax purposes, we must currently distribute at least 90% of our taxable income to our shareholders. For the quarter and six months ended June 30, 2007, we paid dividends and distributions on our Common Shares and Common OP Units totaling $6.6 million and $13.3 million, respectively.

Investments
Fund I and Mervyns I
Reference is made to Note 1 to the Notes to Consolidated Financial Statements in Part 1, Item 1 in this Form 10-Q for an overview of Fund I and Mervyns I. Fund I has returned all invested capital and accumulated preferred return thus triggering our Promote distribution in all future Fund I distributions. There are currently 32 assets comprising approximately two million square feet remaining in Fund I as follows:

Shopping Center	Location	Year acquired	GLA
New York Region
New York Tarrytown Shopping Center	Westchester	2004	35,291
Mid-Atlantic Region
South Carolina Hitchcock/Pine Log Plaza	Aiken	2004	221,029
Virginia Haygood Shopping Center	Virginia Beach	2004	178,497
Midwest Region
Ohio
Amherst Marketplace	Cleveland	2002	79,945
Granville Centre	Columbus	2002	134,997
Sheffield Crossing	Cleveland	2002	112,534
Michigan Sterling Heights Shopping Center	Detroit	2004	154,835
Various Regions Kroger/Safeway Portfolio	Various	2003	1,018,100

Total			1,935,228

In addition, we, along with our Fund I investors have invested in Mervyns.
Fund II and Mervyns II
Reference is made to Note 1 in the Notes to Consolidated Financial Statements in Part 1, Item 1 in this Form 10-Q for an overview of Fund II and Mervyns II. To date, Fund II’s primary investment focus has been in the New York Urban/Infill Redevelopment Initiative and the Retailer Controlled Property Venture.
Retailer Controlled Property Venture (the “RCP Venture”)
During January of 2004, along with our investors in Funds I and II, we entered into the RCP Venture with Klaff Realty, L.P. (“Klaff”) and Lubert-Adler Management, Inc. (“Lubert-Adler”) for the purpose of making investments in retailers or the surplus or underutilized properties owned by retailers. The initial size of the RCP Venture is expected to be approximately $300 million in equity based on anticipated investments of approximately $1 billion, although this may increase based on future investment opportunities. Each participant in the RCP Venture has the right to opt out of any potential investment. Affiliates of Mervyns I and II and Fund II have invested $52.1 million in the RCP Venture through June 30, 2007. We anticipate investing the remaining portion of the original 20% of the equity of the RCP Venture through Fund II and Fund III and through acquisition funds that we may establish in the future. Cash flow is to be distributed to the RCP partners until they have received a 10% cumulative return and a full return of all contributions. Thereafter, remaining cash flow is to be distributed 20% to Klaff and 80% to the partners (including Klaff). We will also earn market-rate fees for property management, leasing and construction services to the extent we provide such services on behalf of the RCP Venture.

Reference is made to Note 7 in the Notes to Consolidated Financial Statements in Part 1, Item 1 in this Form 10-Q for a discussion of RCP investments made to date. During the first quarter of 2007, the Company received a cash distribution of $44.4 million from its ownership position in Albertson’s, of which the Operating Partnership’s share, after allocation to minority interests, was $8.9 million. In the second quarter of 2007, the Company received a $1.1 million distribution from its Shopko investment and an additional $1.8 million from its Albertson’s investment.
The following table summarizes the RCP Venture investments from inception through June 30, 2007:

				Operating Partnership Share
Investment	Year acquired	Invested capital	Distributions	Invested capital	Distributions
Mervyns	2004	$23.2	$46.1	$4.9	$11.2
Mervyns add-on investments	2005	1.3	1.2	0.3	0.3
Albertson’s	2006	20.7	45.7	4.2	9.1
Albertson’s add-on investments	2006/2007	2.4	0.5	0.4	0.1
Shopko	2006	1.1	1.1	0.2	0.2
Marsh	2006	.7	—	0.1	—
Rex	2007	2.7	—	0.5	—

Total		$52.1	$94.6	$10.6	$20.9

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
During February of 2007, Acadia-P/A entered into an agreement for the purchase of the leasehold interest in The Gallery at Fulton Street and adjacent parking garage in downtown Brooklyn. The fee position in the property is owned by the City of New York and the agreement includes an option to purchase this fee position at a later date. Acadia P/A is partnering with MacFarlane Partners (“MacFarlane”) to co-develop the project. On June 13, 2007, Acadia P/A and MacFarlane acquired the leasehold interest for approximately $115.0 million.
Plans for the property include the demolition of the existing structure and the development of a 1.6 million square foot mixed-use complex. The proposed development calls for the construction of a combination of retail, office and residential components, all of which are currently allowed as of right. Acadia P/A, together with MacFarlane, will develop and operate the retail component, which is anticipated to total 475,000 square feet of retail space. Acadia P/A will also participate in the development of the office component with MacFarlane, which is expected to include at least 125,000 square feet of office space. MacFarlane plans to develop and operate up to 1,000 residential units with underground parking. Acadia P/A does not plan on participating in the development of, or have an ownership interest in, the residential component of the project.
Additionally, on May 31, 2007, Acadia, through Fund II and in partnership with its self-storage partner at several of the other New York urban projects, acquired a property on Atlantic Avenue in Brooklyn, New York for $5.0 million. Plans for the property call for the demolition of the existing structure and the construction of a modern climate controlled self-storage facility consisting of approximately 110,000 square feet.

To date, Fund II has, invested in nine projects, of which one is currently under contract to acquire, as follows:

					Redevelopment (dollars in millions)
		Year	Purchase		Anticipated	Estimated	Square feet upon
Property	Location	acquired	price		additional costs	completion	completion
Liberty Avenue	Queens	2005	$—	(1)	$16.0	Completed	125,000
216th Street	Manhattan	2005	7.0		19.0	2nd half 2007	60,000
Pelham Manor	Westchester	2004	—	(1)	45.0	2nd half 2008	320,000
161st Street	Bronx	2005	49.0		16.0	2nd half 2008	232,000
Fordham Place	Bronx	2004	30.0		90.0	1st half 2009	285,000
Canarsie Plaza	Brooklyn	(2)	—	(2)	70.0	1st half 2009	323,000
Sherman Plaza	Manhattan	2005	25.0		30.0	2nd half 2009	175,000
Albee Square	Brooklyn	2007	29.0	(1)	296.0	(3)	600,000
Atlantic Avenue	Brooklyn	2007	5.0		18.0	2nd half 2009	110,000

Total			$145.0		$600.0		2,230,000

Notes:

(1)	The Fund acquired a ground lease interest at this property

(2)	Closing is anticipated during 2007, although such closing cannot be assured

(3)	To be determined
Acadia Strategic Opportunity Fund III, LLC (“Fund III”)
Reference is made to Note 1 in the Notes to Consolidated Financial Statements in Part 1, Item 1 in this Form 10-Q for an overview of Fund III. With $500.0 million of committed discretionary capital, Fund III expects to be able to acquire or develop approximately $1.5 billion of real estate assets on a leveraged basis. As Fund III was formed effective May 15, 2007, it has not made any investments, or had any capital contributions to date.
Other Investments
Reference is made to Note 6 in the Notes to Consolidated Financial Statements in Part 1, Item 1 in this Form 10-Q for a discussion of property acquisitions. As part of maintaining a strong core portfolio, we continue to focus on the opportunistic upgrading of our core properties by selling non-core or secondary assets and replacing them with assets located in higher-quality infill, supply-constrained markets. When practical, we complete these transactions in accordance with Section 1031 of the Internal Revenue Code to accomplish these transactions in a tax efficient manner. During the six months ended June 30, 2007, the Operating Partnership furthered this goal with the completion of one acquisition in Manhattan and another in Staten Island, New York for a total of $53.4 million. The Staten Island acquisition enabled us to defer, for income tax purposes, a $14.5 million taxable gain from the fourth quarter 2006 sale of a non-core asset. The Manhattan acquisition established a “reverse” 1031 exchange position, which will require the completion of the sale of one or more of our existing properties within 180 days from the date of the Manhattan acquisition, as well as other requirements, to qualify for the deferral of any gain realized from the sold property.
Property Development, Redevelopment and Expansion
Our redevelopment program focuses on selecting well-located neighborhood and community shopping centers within our core portfolio and creating significant value through re-tenanting and property redevelopment. During the quarter ended June 30, 2007, we did not undertake any significant redevelopment projects within our core portfolio, nor do we currently anticipate commencing any additional redevelopment projects within the core portfolio during the balance of 2007.
Share Repurchase
We have an existing share repurchase program that authorizes management, at its discretion, to repurchase up to $20.0 million of our outstanding Common Shares. The program may be discontinued or extended at any time and there is no assurance that we will purchase the full amount authorized. The repurchase of our Common Shares was not a use of our liquidity during 2006. There were no Common Shares repurchased by us during the quarter and six months ended June 30, 2007.

SOURCES OF LIQUIDITY
We intend on using Fund II and Fund III, as well as new funds that we may establish in the future, as the primary vehicles for our future acquisitions, including investments in the RCP Venture and New York Urban/Infill Redevelopment initiative. Additional sources of capital for funding property acquisitions, redevelopment, expansion and re-tenanting and RCP investments are expected to be obtained primarily from (i) the issuance of public equity or debt instruments, (ii) cash on hand, (iii) additional debt financings, (iv) unrelated member capital contributions and (v) future sales of existing properties. As of June 30, 2007, we had approximately $156.9 million of additional capacity under existing debt facilities and cash and cash equivalents on hand of $120.8 million. In addition, during the first quarter of 2007, we, through our RCP Venture, received a cash distribution on our ownership position in Albertson’s as discussed under Uses of Liquidity in this Form 10-Q, “RCP Venture”. We anticipate that cash flow from operating activities will continue to provide adequate capital for all of our debt service payments, recurring capital expenditures and REIT distribution requirements.
Financing and Debt
At June 30, 2007, mortgage and convertible notes payable aggregated $463.1 million and were collateralized by 52 properties and related tenant leases. Interest rates on our outstanding mortgage indebtedness and convertible notes payable ranged from 3.75% to 8.5% with maturities that ranged from July 2007 to November 2032. Taking into consideration $24.3 million of notional principal under variable to fixed-rate swap agreements currently in effect, $379.0 million of the portfolio, or 82%, was fixed at a 5.3% weighted average interest rate and $84.1 million, or 18% was floating at a 6.7% weighted average interest rate. There is $52.3 million and $52.1 million of debt scheduled to mature in 2007 and 2008, respectively, at weighted average interest rates of 6.3% for 2007 and 6.6% for 2008. As we may not have sufficient cash on hand to repay such indebtedness, we may have to refinance this indebtedness or select other alternatives based on market conditions at that time.
The following summarizes our financing and refinancing transactions since December 31, 2006:
During the first six months of 2007, we drew an additional $15.0 million on existing construction loans. As of June 30, 2007, the outstanding balance on these construction loans was $26.8 million.
During the first quarter of 2007, we paid off a variable-rate loan balance of $21.5 million.
During January 2007, we obtained a new $26.0 million loan secured by a property. The loan bears interest at a fixed rate of 5.4% and matures on February 11, 2017. A portion of the proceeds was used to pay down the existing $15.7 million balance.
During March 2007, we closed on a $30.0 million revolving credit facility that bears interest at LIBOR plus 125 basis points and matures on March 29, 2010. As of June 30, 2007, this line of credit was fully available.
During May 2007, we borrowed $5.0 million on an existing credit facility.

The following table summarizes our mortgage indebtedness as of June 30, 2007 and December 31, 2006:

	June 30,	December	Interest Rate		Properties	Payment
(in millions)	2007	31, 2006	at June 30, 2007	Maturity	Encumbered	Terms
Mortgage notes payable – variable-rate
Washington Mutual Bank, FA	$—	$21.5	6.57% (LIBOR +1.25%	3/29/2010	(1)	(28)
Bank of America, N.A.	9.9	10.0	6.72% (LIBOR +1.40%	6/29/2012	(2)	(28)
RBS Greenwich Capital	30.0	30.0	6.72% (LIBOR +1.40%	4/1/2008	(3)	(29)
Bank of America, N.A.	17.1	6.4	6.57% (LIBOR +1.25%)	12/31/2008	(4)	(29)
PNC Bank, National Association	9.6	5.4	6.97% (LIBOR +1.65%)	5/18/2009	(5)	(36)
JP Morgan Chase	2.9	2.9	7.32% (LIBOR +2.00%)	10/5/2007	(6)	(28)
Bank of America, N.A.	18.0	18.0	7.07% (LIBOR +1.75%)	11/1/2007	(7)	(29)
Bank of America, N.A.	15.9	16.0	6.62% (LIBOR +1.30%)	12/1/2011	(8)	(28)
Bank of America, N.A.	—	—	0.00% (LIBOR +1.25%)		(9)	(30)
Bank of America, N.A./ Bank of New York	5.0	—	6.07% (LIBOR +.75%)	3/1/2008	(10)	(29)
Interest rate swaps	(24.3)	(16.0)

Total variable-rate debt	84.1	94.2

Mortgage notes payable – fixed-rate
Sun America Life Insurance Company	12.5	12.7	6.46%	7/1/2007	(11)	(28)
Bank of America, N.A.	15.6	15.7	7.55%	1/1/2011	(12)	(28)
Wachovia Bank, N.A.	26.0	—	5.42%	2/11/2017	(13)	(29)
RBS Greenwich Capital	—	15.7	5.19%	6/1/2013	(13)	(29)
RBS Greenwich Capital	14.8	14.9	5.64%	9/6/2014	(14)	(28)
RBS Greenwich Capital	17.6	17.6	4.98%	9/6/2015	(15)	(31)
RBS Greenwich Capital	12.5	12.5	5.12%	11/6/2015	(16)	(32)
Bear Stearns Commercial	34.6	34.6	5.53%	1/1/2016	(17)	(33)
Bear Stearns Commercial	20.5	20.5	5.44%	3/1/2016	(18)	(29)
LaSalle Bank, N.A.	3.8	3.8	8.50%	4/11/2028	(19)	(28)
GMAC Commercial	8.5	8.6	6.40%	11/1/2032	(20)	(28)
Column Financial, Inc.	9.9	10.0	5.45%	6/11/2013	(21)	(28)
Merrill Lynch Mortgage Lending, Inc.	23.5	23.5	6.06%	8/29/2016	(22)	(28)
Bank of China	19.0	19.0	5.26%	9/1/2007	(23)	(29)
Cortlandt Deposit Corp	5.0	7.4	6.62%	2/1/2009	(24)	(35)
Cortlandt Deposit Corp	4.9	7.3	6.51%	1/15/2009	(25)	(35)
The Ohio National Life Insurance Company	4.4	4.5	8.20%	6/1/2022	(26)	(28)
Canada Life Insurance Company	6.6	6.7	8.00%	1/1/2023	(27)	(28)
Interest rate swaps	24.3	16.0	6.25%	(37)

Total fixed-rate debt	264.0	251.0

Total fixed and variable debt	348.1	345.2

Valuation of debt at date of acquisition, net of amortization	1.9	2.2

Total	$350.0	$347.4

Notes:

(1)	Ledgewood Mall

(2)	Smithtown Shopping Center

(3)	161st Street

(4)	216th Street

(5)	Liberty Avenue

(6)	Granville Center

(7)	Fordham Place

(8)	Branch Shopping Center

(9)	Marketplace of Absecon

Bloomfield Town Square

Hobson West Plaza

Village Apartments

Town Line Plaza

Methuen Shopping Center

Abington Towne Center

(10)	Acadia Strategic Opportunity Fund II, LLC

(11)	Merrillville Plaza

(12)	GHT Apartments/Colony Apartments

(13)	239 Greenwich Avenue

(14)	New Loudon Center

(15)	Crescent Plaza

(16)	Pacesetter Park Shopping Center

(17)	Elmwood Park Shopping Center

(18)	Gateway Shopping Center

(19)	Clark-Diversey

(20)	Boonton Shopping Center

(21)	Chestnut Hill

(22)	Walnut Hill

(23)	Sherman Avenue

(24)	Kroger Portfolio

(25)	Safeway Portfolio

(26)	Amherst Marketplace

(27)	Sheffield Crossing

(28)	Monthly principal and interest.

(29)	Interest only monthly.

(30)	Annual principal and monthly interest.

(31)	Interest only monthly until 9/10; monthly principal and interest thereafter.

(32)	Interest only monthly until 12/08; monthly principal and interest thereafter.

(33)	Interest only monthly until 1/10; monthly principal and interest thereafter.

(34)	Interest only monthly until 11/11; monthly principal and interest thereafter.

(35)	Annual principal and semi-annual interest payments.

(36)	Interest only upon draw down on construction loan.

(37)	Maturing between 1/1/10 and 10/1/11.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS
At June 30, 2007, maturities on our mortgage notes ranged from July 2007 to November 2032. In addition, we have non-cancelable ground leases at seven of our shopping centers. We also lease space for our White Plains corporate office for a term expiring in 2008. The following table summarizes our debt maturities and obligations under non-cancelable operating leases as of June 30, 2007:

	Payments due by period
		Less than	1 to 3	3 to 5	More than
(in millions)	Total	1 year	years	years	5 years
Contractual obligation
Future debt maturities	$463.1	$53.1	$75.0	$149.6	$185.4
Interest obligations on debt	134.5	12.1	38.9	33.5	50.0
Operating lease obligations	119.1	3.6	6.5	8.0	101.0

Total	$716.7	$68.8	$120.4	$191.1	$336.4

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
Reference is made to Note 7 in the Notes to Consolidated Financial Statements in Part 1, Item 1 in this Form 10-Q for a discussion of our unconsolidated investments. Our pro rata share of unconsolidated debt related to these investments is as follows:
(in millions)

	Pro rata share of	Interest rate at
Investment	mortgage debt	June 30, 2007	Maturity date
Crossroads	$31.4	5.37%	December 2014
Brandywine	36.9	5.99%	July 2016
Albee	1.5	6.52%	June 2008
Fund I investments	3.2	6.93%	August 2010

Total	$73.0

In addition, we have arranged for the provision of five separate letters of credit in connection with certain leases and investments. As of June 30, 2007, there were no outstanding balances under any of these letters of credit. If these letters of credit were fully drawn, the combined maximum amount of exposure would be $13.1 million.
HISTORICAL CASH FLOW
The following table compares the historical cash flow for the six months ended June 30, 2007 (“2007”) with the cash flow for the six months ended June 30, 2006 (“2006”):

	Six months ended June 30,
(in millions)	2007	2006	Change
Net cash provided by operating activities	$68.1	$25.5	$42.6
Net cash (used in) provided by investing activities	(87.3)	(73.4)	(13.9)
Net cash provided by financing activities	0.4	12.6	(12.2)

Total	$(18.8)	$(35.3)	$16.5

A discussion of the significant changes in cash flow for 2007 versus 2006 are as follows:
The variance in net cash provided by operating activities resulted from an increase of $16.4 million in operating income before non-cash expenses in 2007, which was primarily due to the increase of $20.9 million in distributions of operating income from unconsolidated affiliates as a result of the distributions from Albertson’s in 2007. In addition, a net increase in cash of $26.3 million resulted from changes in operating assets and liabilities, primarily other assets, which was the result of the repayment of notes from our qualified intermediary relating to Section 1031 transactions.

The increase in net cash used in investing activities resulted from $36.4 million of additional expenditures for real estate acquisitions, development and tenant installations in 2007, $7.1 million of additional investments in unconsolidated affiliates in 2007 due to our investment in Albee Square, and the repayment of $19.0 million of our preferred equity investment in 2006. These net increases were offset by $42.1 million of notes receivable originated in 2006 and $10.3 million of collections from notes receivable in 2007.
The decrease in net cash provided by financing activities resulted from a decrease of $61.3 million of cash provided by additional borrowings in 2007, a $5.1 million increase in cash distributions to partners in 2007 and a $4.2 million reduction in capital contributions from partners in 2007. These decreases were offset by an additional $15.0 million in cash received from the issuance of convertible debt in 2007 as well as an additional $44.6 million used for the repayment of debt in 2006.
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
Currently, we manage our exposure to fluctuations in interest rates primarily through the use of fixed-rate debt and interest rate swap agreements. As of June 30, 2007, we had total mortgage debt and convertible notes payable of $463.1 million of which $379.0 million or 82%, was fixed-rate, inclusive of interest rate swaps, and $84.1 million, or 18%, was variable-rate based upon LIBOR plus certain spreads. As of June 30, 2007, we were a party to three interest rate swaps transactions and one interest rate cap transaction to hedge our exposure to changes in interest rates with respect to $24.3 million and $30.0 million of LIBOR-based variable-rate debt, respectively.
The following table sets forth information as of June 30, 2007 concerning our long-term debt obligations, including principal cash flows by scheduled maturity and weighted-average interest rates of maturing amounts:
Consolidated mortgage debt and convertible notes payable:
(in millions)

	Scheduled	Principal at	Total	Weighted average
Year	amortization	maturity	obligation	interest rate
2007	0.8	$52.3	$53.1	6.3%
2008	6.5	52.1	58.6	6.6%
2009	6.8	9.6	16.4	7.0%
2010	2.4	14.8	17.2	7.6%
2011	2.6	129.8	132.4	4.1%
Thereafter	31.5	153.9	185.4	5.6%

	$50.6	$412.5	$463.1

Mortgage debt in unconsolidated partnerships (at our pro rata share):
(in millions)

	Scheduled	Principal at	Total	Weighted average
Year	amortization	maturity	obligation	interest rate
2007	—	$—	$—	n/a	%
2008	0.4	1.5	1.9	6.5%
2009	0.5	—	0.5	n/a	%
2010	0.5	3.2	3.7	6.9%
2011	0.5	—	0.5	n/a	%
Thereafter	2.1	64.3	66.4	5.7%

	$4.0	$69.0	$73.0

Of our total consolidated and pro-rata share of unconsolidated outstanding debt, $52.3 million and $52.1 million will become due in 2007 and 2008, respectively. As we intend on refinancing some or all of such debt at the then-existing market interest rates which may be greater than the current interest rate, our interest expense would increase by approximately $1.0 million annually if the interest rate on the refinanced debt increased by 100 basis points. Interest expense on our variable-debt, net of variable to fixed-rate swap agreements currently in effect, as of June 30, 2007 would increase by $0.8 million if LIBOR increased by 100 basis points. We may seek additional variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, we would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.
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
None
Item 3. Defaults upon Senior Securities.
None
Item 4. Submission of Matters to a Vote of Security Holders.
On May 15, 2007, we held our annual meeting of shareholders. The shareholders voted, in person or by proxy for the following proposals. The results of the voting are shown below:
Proposal 1 -
Election of Trustees:

	Votes Cast For	Votes Withheld
Kenneth F. Bernstein	30,226,250	253,495
Douglas Crocker II	30,201,974	277,770
Alan S. Forman	30,202,524	277,220
Suzanne M. Hopgood	29,459,493	1,020,251
Lorrence T. Kellar	29,401,021	1,078,723
Wendy Luscombe	29,459,143	1,020,601
Lee S. Wielansky	29,416,731	1,063,013
Proposal 2 -
The ratification of the appointment of BDO Seidman, LLP as the Independent Registered Public Accounting Firm for the Company for the fiscal year ending December 31, 2007:

Votes Cast For	Votes Against	Abstain
30,358,908	6,520	114,315
Item 5. Other Information.
None

Item 6. Exhibits

Exhibit No.	Description

3.1	Declaration of Trust of the Company, as amended (1)

3.2	Fourth Amendment to Declaration of Trust (2)

3.3	Amended and Restated By-Laws of the Company (3)

4.1	Voting Trust Agreement between the Company and Yale University dated February 27, 2002 (4)

31.1	Certification of Chief Executive Officer pursuant to rule 13a–14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (8)

31.2	Certification of Chief Financial Officer pursuant to rule 13a–14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (8)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (8)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (8)

99.1	Amended and Restated Agreement of Limited Partnership of the Operating Partnership (5)

99.2	First and Second Amendments to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership (5)

99.3	Third Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership (6)

99.4	Fourth Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership (6)

99.5	Certificate of Designation of Series A Preferred Operating Partnership Units of Limited Partnership Interest of Acadia Realty Limited Partnership (7)

99.6	Certificate of Designation of Series B Preferred Operating Partnership Units of Limited Partnership Interest of Acadia Realty Limited Partnership (6)

Notes:

(1)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal Year ended December 31, 1994

(2)	Incorporated by reference to the copy thereof filed as an Exhibit to Company’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 1998

(3)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2005.

(4)	Incorporated by reference to the copy thereof filed as an Exhibit to Yale University’s Schedule 13D filed on September 25, 2002

(5)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Registration Statement on Form S-3 filed on March 3, 2000

(6)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2003

(7)	Incorporated by reference to the copy thereof filed as an Exhibit to Company’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 1997

(8)	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ACADIA REALTY TRUST

August 9, 2007	/s/ Kenneth F. Bernstein
Kenneth F. Bernstein
President and Chief Executive Officer (Principal Executive Officer)

August 9, 2007	/s/ Michael Nelsen
Michael Nelsen
Senior Vice President and Chief Financial Officer (Principal Financial Officer)