Form 10-Q
period 2007-09-30
ACADIA REALTY TRUST
filed 2007-11-08
CIK 899629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large Accelerated Filer ☑       Accelerated Filer ☐       Non-accelerated Filer☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑
As of November 8, 2007, there were 32,174,942 common shares of beneficial interest, par value $.001 per share, outstanding.

ACADIA REALTY TRUST AND SUBSIDIARIES
FORM 10-Q

Part I. Financial Information
Item 1. Financial Statements.
ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(dollars in thousands)	2007	2006
	(unaudited)
ASSETS
Real estate
Land	$172,932	$149,345
Buildings and improvements	532,769	483,894
Construction in progress	87,470	39,085

	793,171	672,324
Less: accumulated depreciation	156,190	140,485

Net real estate	636,981	531,839
Cash and cash equivalents	127,956	139,571
Cash in escrow	12,070	7,510
Investments in and advances to unconsolidated affiliates	37,388	31,049
Rents receivable, net	10,824	11,894
Notes receivable	36,116	38,322
Prepaid expenses and other assets, net	19,793	42,061
Deferred charges, net	20,596	20,816
Acquired lease intangibles, net	16,734	11,653
Assets of discontinued operations	16,537	16,977

	$934,995	$851,692

LIABILITIES AND SHAREHOLDERS’ EQUITY
Mortgage notes payable	$373,993	$335,192
Convertible notes payable	115,000	100,000
Acquired lease and other intangibles, net	5,494	4,919
Accounts payable and accrued expenses	11,401	10,236
Dividends and distributions payable	6,666	6,661
Distributions in excess of income from and investment in unconsolidated affiliates	20,788	21,728
Other liabilities	9,816	5,561
Liabilities of discontinued operations	12,331	12,539

Total liabilities	555,489	496,836

Minority interest in operating partnership	4,785	8,673
Minority interests in partially-owned affiliates	129,135	105,064

Total minority interests	133,920	113,737

Shareholders’ equity
Common shares	32	31
Additional paid-in capital	232,092	227,555
Accumulated other comprehensive loss	(305)	(234)
Retained earnings	13,767	13,767

Total shareholders’ equity	245,586	241,119

	$934,995	$851,692

See accompanying notes

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands, except per share amounts)	2007	2006	2007	2006
Revenues
Minimum rents	$18,825	$16,549	$55,583	$49,804
Percentage rents	122	677	405	988
Expense reimbursements	3,651	3,699	9,646	10,763
Other property income	475	235	1,009	691
Management fee income from related parties, net	1,594	1,773	3,405	4,254
Interest income	2,590	2,324	7,682	5,977
Other	—	—	165	1,141

Total revenues	27,257	25,257	77,895	73,618

Operating Expenses
Property operating	4,515	3,662	13,164	10,810
Real estate taxes	2,722	2,653	7,293	7,532
General and administrative	5,336	5,786	16,325	15,872
Depreciation and amortization	6,778	6,361	20,012	18,710

Total operating expenses	19,351	18,462	56,794	52,924

Operating income	7,906	6,795	21,101	20,694
Equity in earnings (loss) of unconsolidated affiliates	545	(2,878)	4,258	3,120
Interest expense	(5,932)	(5,368)	(17,556)	(15,770)
Minority interest	4,959	4,223	6,660	3,482

Income from continuing operations before income taxes	7,478	2,772	14,463	11,526
Income tax benefit (provision)	191	638	(245)	(174)

Income from continuing operations	7,669	3,410	14,218	11,352

Discontinued Operations
Operating income from discontinued operations	27	726	355	2,010
Minority interest	—	(14)	(7)	(39)

Income from discontinued operations	27	712	348	1,971

Income before extraordinary item	7,696	4,122	14,566	13,323

Extraordinary item
Share of extraordinary gain from investment in unconsolidated affiliate	6,510	—	30,200	—
Minority interest	(5,208)	—	(24,167)	—
Income tax provision	(508)	—	(2,356)	—

Extraordinary gain	794	—	3,677	—

Net income	$8,490	$4,122	$18,243	$13,323

Basic Earnings per Share
Income from continuing operations	$0.24	$0.11	$0.43	$0.35
Income from discontinued operations	—	0.02	0.01	0.06
Income from extraordinary item	0.02	—	0.11	—

Basic earnings per share	$0.26	$0.13	$0.55	$0.41

Diluted Earnings per Share
Income from continuing operations	$0.23	$0.11	$0.43	$0.35
Income from discontinued operations	—	0.02	0.01	0.06
Income from extraordinary item	0.02	—	0.11	—

Diluted earnings per share	$0.25	$0.13	$0.55	$0.41

See accompanying notes

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(unaudited)

	September 30,	September 30,
(dollars in thousands)	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,243	$13,323
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	20,275	20,376
Minority interests	17,514	(3,443)
Amortization of lease intangibles	525	818
Amortization of mortgage note premium	(91)	(106)
Equity in earnings of unconsolidated affiliates	(34,458)	(3,120)
Distributions of operating income from unconsolidated affiliates	33,862	6,203
Amortization of derivative settlement included in interest expense	202	329
Changes in assets and liabilities
Funding of escrows, net	(4,496)	(1,726)
Rents receivable	1,213	2,410
Prepaid expenses and other assets, net	21,313	(7,605)
Accounts payable and accrued expenses	2,560	661
Other liabilities	3,997	633

Net cash provided by operating activities	80,659	28,753

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate and leases	(127,765)	(80,783)
Investments in and advances to unconsolidated affiliates	(34,234)	(24,887)
Return of capital from unconsolidated affiliates	27,354	24,757
Preferred equity investment	—	19,000
Collections of notes receivable	10,321	20,408
Advances of notes receivable	(8,014)	(43,594)

Net cash used in investing activities	(132,338)	(85,099)

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(unaudited)

	September 30,	September 30,
(dollars in thousands)	2007	2006
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on mortgage notes	$(75,122)	$(94,249)
Proceeds received on mortgage notes	113,986	140,446
Proceeds received on convertible notes	15,000	—
Payment of deferred financing and other costs	(1,401)	(745)
Capital contributions from partners and members	66,857	40,382
Distributions to partners and members	(57,278)	(34,615)
Dividends paid to Common Shareholders	(19,574)	(17,863)
Distributions to minority interests in Operating Partnership	(403)	(359)
Distributions on preferred Operating Partnership Units to minority interests	(18)	(187)
Distributions to minority interests in partially-owned affiliates	(2,588)	(146)
Contributions from minority interests in partially-owned affiliates	—	2,246
Redemption of Operating Partnership Units	—	(246)
Common Shares issued under Employee Stock Purchase Plan	475	154
Exercise of options to purchase Common Shares	130	43

Net cash provided by financing activities	40,064	34,861

Decreases in cash and cash equivalents	(11,615)	(21,485)
Cash and cash equivalents, beginning of period	139,571	90,475

Cash and cash equivalents, end of period	$127,956	$68,990

Supplemental disclosure of cash flow information
Cash paid during the period for interest, including capitalized interest of $25 and $36, respectively	$15,920	$17,325

Cash paid for income taxes	$308	$2,550

Supplemental disclosure of non-cash investing and financing activities
Acquisition of real estate through assumption of debt	$—	$12,509

Recapitalization of the Brandywine Portfolio
Real estate, net	$—	$124,962
Other assets and liabilities	—	(11,413)
Mortgage debt	—	(66,984)
Minority interests	—	(36,504)
Investment in unconsolidated affiliates	—	(10,428)

Cash included in investments and advances to unconsolidated affiliates	$—	$(367)

See accompanying notes

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. THE COMPANY
Acadia Realty Trust (the “Trust”) and subsidiaries (collectively, the “Company”) is a fully-integrated, self-managed and self-administered equity real estate investment trust (“REIT”) focused primarily on the ownership, acquisition, redevelopment and management of retail properties, including neighborhood and community shopping centers and mixed-use properties with retail components.
All of the Company’s assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership (the “Operating Partnership”) and entities in which the Operating Partnership owns a controlling interest. As of September 30, 2007, the Trust controlled 98% of the Operating Partnership as the sole general partner. As the general partner, the Trust is entitled to share, in proportion to its percentage interest, in the cash distributions and profits and losses of the Operating Partnership. The limited partners represent entities or individuals who contributed their interests in certain properties or entities to the Operating Partnership in exchange for common or preferred units of limited partnership interest (“Common or Preferred OP Units”). Limited partners holding Common OP Units are generally entitled to exchange their units on a one-for-one basis for common shares of beneficial interest of the Trust (“Common Shares”). This structure is commonly referred to as an umbrella partnership REIT or “UPREIT”.
During 2001, the Company formed a partnership, Acadia Strategic Opportunity Fund I, LP (“Fund I”), and in 2004 formed a limited liability company, Acadia Mervyn Investors I, LLC (“Mervyns I”), with four institutional investors. The Operating Partnership committed a total of $20.0 million to Fund I and Mervyns I, and the four institutional shareholders committed $70.0 million, for the purpose of acquiring a total of approximately $300.0 million in investments. As of September 30, 2007, the Operating Partnership has contributed $16.5 million to Fund I and $2.7 million to Mervyns I.
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
During June of 2004, the Company formed Acadia Strategic Opportunity Fund II, LLC (“Fund II”), and during August 2004 formed Acadia Mervyn Investors II, LLC (“Mervyns II”), with the investors from Fund I as well as two additional institutional investors. With $300.0 million of committed discretionary capital, Fund II and Mervyns II combined expect to be able to acquire or develop up to $900.0 million of investments on a leveraged basis. The Operating Partnership’s share of committed capital is $60.0 million. The Operating Partnership is the sole managing member with a 20% interest in both Fund II and Mervyns II. The terms and structure of Fund II and Mervyns II are substantially the same as Fund I and Mervyns I, including the Promote structure, with the exception that the Preferred Return is 8%. As of September 30, 2007, the Operating Partnership has contributed $28.8 million to Fund II and $7.6 million to Mervyns II.
Effective May 15, 2007, the Company formed Acadia Strategic Opportunity Fund III LLC (“Fund III”) with thirteen institutional investors, including a majority of the investors from Fund I and Fund II. With $500.0 million of committed discretionary capital, Fund III expects to be able to acquire or develop approximately $1.5 billion of assets on a leveraged basis. The Operating Partnership’s share of the invested capital is $100.0 million and it is the sole managing member with a 20% interest in Fund III. The terms and structure of Fund III is substantially the same as the previous Funds, including the Promote structure, with the exception that the Preferred Return is 6%. As of September 30, 2007, the Operating Partnership has contributed $0.6 million to Fund III.
2. BASIS OF PRESENTATION
The consolidated financial statements include the consolidated accounts of the Company and its controlling investments in partnerships and limited liability companies in which the Company is presumed to have control in accordance with Emerging Issues Task Force Issue No. 04-5. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Investments in entities for which the Company has the ability to exercise significant influence over, but does not have financial or operating control, are accounted for using the equity method of accounting. Accordingly, the Company’s share of the net earnings (or loss) of these entities are included in consolidated net income under the caption, Equity in Earnings of Unconsolidated Affiliates. The information furnished in the accompanying consolidated financial statements reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the aforementioned consolidated financial statements for the interim periods.

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
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. For further information refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
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
The Company adopted Interpretation No. 48 on January 1, 2007. Based on its evaluation, the Company had no uncertain tax positions and no unrecognized tax benefits as of the adoption date or as of September 30, 2007. As of September 30, 2007, the tax years 2003 through and including 2006 remain open to examination by the Internal Revenue Service. State income tax returns are generally subject to examination for a period of three years after filing of the respective returns. There are currently no federal or state tax examinations in progress.
During September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value Measurements.” This SFAS defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This statement applies to accounting pronouncements that require or permit fair value measurements, except for share-based payment transactions under SFAS No. 123. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. As SFAS No. 157 does not require any new fair value measurements or remeasurements of previously computed fair values, the Company does not believe adoption of SFAS No. 157 will have a material effect on its financial statements.
On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This statement permits companies and not-for-profit organizations to make a one-time election to carry eligible types of financial assets and liabilities at fair value, even if fair value measurement is not required under GAAP. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect of the adoption of SFAS No. 159.
On August 31, 2007, the FASB issued a proposed FASB Staff Position (the “Proposed FSP”) that affects the accounting for the Company’s convertible notes payable. The Proposed FSP requires the initial debt proceeds from the sale of the Company’s convertible notes to be allocated between a liability component and an equity component. The resulting debt discount must be amortized over the period the debt is expected to remain outstanding as additional interest expense. The Proposed FSP, if adopted, would be effective for fiscal years beginning after December 15, 2007 and would require retroactive application. The Company is currently evaluating the impact that this Proposed FSP would have on its financial statements if adopted.
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

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3. EARNINGS PER COMMON SHARE, (continued)

	Three months ended		Nine months ended
(dollars in thousands, except per share amounts)	September 30,		September 30,
	2007	2006	2007	2006
Numerator:
Income from continuing operations — basic	$7,669	$3,410	$14,218	$11,352
Income allocated to Preferred OP units	5	—	3	—

Income from continuing operations — diluted	$7,674	$3,410	$14,221	$11,352

Denominator:
Weighted average shares for basic earnings per share	32,966	32,513	32,885	32,497
Effect of dilutive securities:
Employee stock options	325	323	337	308
Convertible Preferred OP Units	25	—	56	—

Dilutive potential Common Shares	350	323	393	308

Denominator for diluted earnings per share	33,316	32,836	33,278	32,805

Basic earnings per share from continuing operations	$0.24	$0.11	$0.43	$0.35

Diluted earnings per share from continuing operations	$0.23	$0.11	$0.43	$0.35

The weighted average shares used in the computation of basic earnings per share include unvested Restricted Shares and LTIP Units (Note 13) that are entitled to receive dividend equivalent payments. The effect of the conversion of Common OP Units is not reflected in the above table, as they are exchangeable for Common Shares on a one-for-one basis. The income allocable to such units is allocated on this same basis and reflected as minority interest in the accompanying consolidated financial statements. As such, the assumed conversion of these units would have no net impact on the determination of diluted earnings per share. The effect of the assumed conversion of 25,067 and 55,595 Series A and B Preferred OP Units would be dilutive for the three and nine months ended September 30, 2007 and are included in the above table. The effect of the assumed conversion of 337,097 Preferred OP Units for the three and nine months ended September 30, 2006 is not reflected in the above table as such assumed conversion would be anti-dilutive.
4. COMPREHENSIVE INCOME
The following table sets forth comprehensive income for the three and nine months ended September 30, 2007 and 2006:

	Three months ended		Nine months ended
(dollars in thousands)	September 30,		September 30,
	2007	2006	2007	2006
Net income	$8,490	$4,122	$18,243	$13,323
Other comprehensive (loss) income	(551)	(1,371)	(71)	502

Comprehensive income	$7,939	$2,751	$18,172	$13,825

Other comprehensive income relates to the changes in the fair value of derivative instruments accounted for as cash flow hedges and the amortization, which is included in interest expense, of a derivative instrument.
The following table sets forth the change in accumulated other comprehensive income for the nine months ended September 30, 2007:
Accumulated other comprehensive loss

(dollars in thousands)
Balance at December 31, 2006	$(234)
Unrealized loss on valuation of derivative instruments and amortization of derivative	(71)

Balance at September 30, 2007	$(305)

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5. SHAREHOLDERS’ EQUITY AND MINORITY INTERESTS
The following table summarizes the change in the shareholders’ equity and minority interests since December 31, 2006:

		Minority interest	Minority interest
	Shareholders’	in Operating	in partially-owned
(dollars in thousands)	Equity	Partnership	affiliates
Balance at December 31, 2006	$241,119	$8,673	$105,064
Dividends and distributions declared of $0.60 per Common Share and Common OP Unit	(19,574)	(403)	—
Net income for the period January 1 through September 30, 2007	18,243	416	17,098
Distributions paid	—	—	(59,884)
Conversion of Series B Preferred OP Units	4,000	(4,000)	—
Other comprehensive income — Unrealized loss on valuation of derivative instruments	(272)	(2)	—
Other comprehensive income — Amortization of derivative instrument	201	—	—
Common Shares issued under Employee Stock Purchase Plan	130	—	—
Minority interest contributions	—	—	66,857
Issuance of Common Shares to Trustees	346	—	—
Employee exercise of options to purchase Common Shares	130	—	—
Employee Restricted Share awards	2,357	—	—
Employee Restricted Shares cancelled	(1,094)	—	—
Employee LTIP Unit awards	—	101	—

Balance at September 30, 2007	$245,586	$4,785	$129,135

Minority interest in the Operating Partnership represents (i) the limited partners’ 642,272 Common OP Units at September 30, 2007 and December 31, 2006, (ii) 188 Series A Preferred OP Units at September 30, 2007 and December 31, 2006, with a stated value of $1,000 per unit, which are entitled to a preferred quarterly distribution of the greater of (a) $22.50 (9% annually) per Series A Preferred OP Unit or (b) the quarterly distribution attributable to a Series A Preferred OP Unit if such unit were converted into a Common OP Unit, and (iii) 0 and 4,000 Series B Preferred OP Units at September 30, 2007 and December 31, 2006, respectively, with a stated value of $1,000 per unit, which are entitled to a preferred quarterly distribution of the greater of (a) $13.00 (5.2% annually) per unit or (b) the quarterly distribution attributable to a Series B Preferred OP Unit if such unit were converted into a Common OP Unit.
During the first quarter of 2007, 43,865 employee Restricted Shares were cancelled to pay the employees’ income taxes due on the value of the portion of the Restricted Shares which vested. During the nine months ended September 30, 2007, the Company recognized accrued Common Share and Common OP Unit-based compensation totaling $2.4 million. (Note 13)
During February 2007, Klaff (Note 7) converted 3,800 Series B Preferred Units into 296,412 Common OP Units and ultimately into the same number of Common Shares. In June 2007, Klaff converted its remaining 200 Series B Preferred Units into 15,601 Common OP Units and ultimately into the same number of Common Shares.
Minority interests in partially-owned affiliates include third-party interests in three entities in which the Company has an ownership position and non-managing members’ interests in Funds I, II and III, and Mervyns I and II which the Company consolidates in accordance with EITF 04-5.
The following table summarizes the minority interest’s contributions and distributions since December 31, 2006:

(dollars in thousands)	Contributions	Distributions
Partially-owned affiliates	$—	$(2,606)
Fund I	—	(178)
Fund II	62,282	(880)
Mervyns II	2,176	(56,220)
Fund III	2,399	—

	$66,857	$(59,884)

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. ACQUISITION AND DISPOSITION OF PROPERTIES AND DISCONTINUED OPERATIONS
Acquisition of Properties
On March 20, 2007, the Company purchased a retail commercial condominium at 200 West 54th Street located in Manhattan, New York. The 10,000 square foot property was acquired for $36.4 million.
Additionally, on March 20, 2007, the Company purchased a single-tenant building located at 1545 East Service Road in Staten Island, New York for $17.0 million. The 52,000 square foot building is currently being renovated.
On May 31, 2007, the Company purchased a property located on Atlantic Avenue in Brooklyn, New York for $5.0 million. Redevelopment plans for the property call for the demolition of the existing structure and the construction of a 110,000 square foot self-storage facility.
On June 13, 2007, the Company (approximately 25%), along with an unaffiliated partner (approximately 75%), acquired a leasehold interest in The Gallery at Fulton Street (Albee Square) and adjacent parking garage located in downtown Brooklyn, New York for $115.0 million. The redevelopment plans include the demolition of the existing improvements and the construction of a mixed-use project to be called CityPoint.
Discontinued Operations
In accordance with SFAS No. 144, which requires discontinued operations presentation for disposals of a “component” of an entity, for all periods presented, the Company reclassified its consolidated statements of income to reflect income and expenses for properties which were sold or became held for sale prior to September 30, 2007, as discontinued operations and reclassified its consolidated balance sheets to reflect assets and liabilities related to such properties as assets and liabilities related to discontinued operations.
The combined results of operations of properties held for sale are reported separately as discontinued operations for the three and nine months ended September 30, 2007 and 2006. Included in discontinued operations are Amherst Marketplace and Sheffield Crossing, which the Company was marketing for sale as of September 30, 2007. Discontinued operations for the three and nine months ended September 30, 2006 also included Soundview Marketplace, Bradford Towne Centre, Greenridge Plaza, Luzerne Street Shopping Center and the Pittston Plaza, all of which the Company sold during the fourth quarter of 2006.
The combined results of operations of the properties classified as discontinued operations are summarized as follows:

	September 30,	December 31,
(dollars in thousands)	2007	2006
ASSETS
Net real estate	$15,484	$15,742
Cash in escrow	65	129
Rents, receivable, net	912	1,056
Prepaid expenses	18	26
Deferred charges, net	58	24

Total assets of discontinued operations	$16,537	$16,977

LIABILITIES
Mortgage notes payable	$11,923	$12,210
Accounts payable and accrued expenses	344	312
Other liabilities	64	17

Total liabilities of discontinued operations	$12,331	$12,539

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. ACQUISITION AND DISPOSITION OF PROPERTIES AND DISCONTINUED OPERATIONS, (continued)
Discontinued Operations, (continued)

	For the three		For the nine months
	months ended		ended
	September 30,		September 30,
(dollars in thousands)	2007	2006	2007	2006
Total revenues	$707	$2,992	$2,015	$8,901
Total expenses	680	2,266	1,660	6,891

Operating income	27	726	355	2,010

Impairment of real estate	—	—	—	—
Loss on sale of property	—	—	—	—
Minority interest	—	(14)	(7)	(39)

Income from discontinued operations	$27	$712	$348	$1,971

7. INVESTMENTS
Investments In and Advances to Unconsolidated Partnerships
Retailer Controlled Property Venture (“RCP Venture”)
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
During June of 2006, the RCP Venture made its second investment, acquiring Albertson’s and Cub Foods. Mervyns II invested $23.0 million in this acquisition on a non-recourse basis through the RCP Venture as part of an investment consortium. The Operating Partnership’s share of the invested capital was $4.6 million.
During 2006, Fund II, through the RCP Venture made additional investments in Shopko and Marsh, aggregating $1.8 million, of which the Operating Partnership’s share amounted to $0.4 million. The Company accounts for these investments using the cost method due to its immaterial ownership interest and the inability to exert influence over the entity’s operating and financial policies.
During the first quarter of 2007, Mervyns II received a cash distribution of $44.4 million from its Albertson’s investment which was sourced from the disposition of certain operating stores and a refinancing of the remaining assets held by Albertson’s. The Operating Partnership’s share of this distribution, after allocation to minority interests, was $8.9 million. The distribution in excess of invested capital was reflected as an extraordinary gain of $23.7 million to Mervyns II of which the Operating Partnership’s share, net of minority interests and income taxes, amounted to $2.9 million. This gain was characterized as extraordinary in the Company’s consolidated financial statements to be consistent with the expected treatment in the financial statements of Albertson’s.
In the third quarter of 2007, the Company received the 2006 audited financial statements from Albertson’s. In accordance with the accounting policy discussed in Note 1, Mervyns II’s equity in earnings of unconsolidated affiliates and extraordinary gain from Albertson’s has been adjusted in the third quarter to agree with the audited financial statements. The effect of the adjustment resulted in an increase to the extraordinary gain of $6.5 million and a corresponding decrease to equity in earnings of unconsolidated affiliates. The Operating Partnership’s share of the adjustment, net of minority interests and income taxes, amounted to $0.8 million.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. INVESTMENTS (continued)
Investments In and Advances to Unconsolidated Partnerships (continued)
Retailer Controlled Property Venture (continued)
During the second quarter of 2007, Fund II received a $1.1 million cash distribution from its Shopko investment, which represented 100% of its invested capital. During the second quarter of 2007, Mervyns II made an investment of $2.7 million in a consortium, which acquired a portfolio of 87 retail properties from Rex Stores Corporation.
During the second and third quarters of 2007, Mervyns II received additional cash distributions of $1.8 million and $4.3 million from its Albertson investment.
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

			Gross Leasable
Shopping Center	Location	Year Acquired	Area
Hitchcock Plaza	Aiken, SC	2004	217,261
Haygood Shopping Center	Virginia Beach, VA	2004	178,497
Sterling Heights Shopping Center	Detroit, MI	2004	154,835

Total			550,593

Fund II Investments
Fund II has invested $1.2 million as a 50% owner in an entity which has a leasehold interest in a former Levitz Furniture store located in Rockville, Maryland which is accounted for using the equity method.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. INVESTMENTS, (continued)
Fund II’s approximately 25% investment in CityPoint (Note 6) is accounted for using the equity method.
Summary of Investments in Unconsolidated Affiliates
The following tables summarize the Company’s investments in unconsolidated affiliates as of September 30, 2007 and December 31, 2006.

	September 30, 2007
			Brandywine		Other
(dollars in thousands)	RCP Venture	CityPoint	Portfolio	Crossroads	Investments	Total
Balance Sheets
Assets:
Rental property, net	$—	$130,320	$136,758	$5,667	$38,981	$311,726
Investment in unconsolidated affiliates	186,496	—	—	—	—	186,496
Other assets	—	6,167	10,145	4,779	6,050	27,141

Total assets	$186,496	$136,487	$146,903	$10,446	$45,031	$525,363

Liabilities and partners’ equity
Mortgage note payable	$—	$34,000	$166,200	$64,000	$33,084	$297,284
Other liabilities	—	620	20,911	982	2,518	25,031
Partners equity (deficit)	186,496	101,867	(40,208)	(54,536)	9,429	203,048

Total liabilities and partners’ equity	$186,496	$136,478	$146,903	$10,446	$45,031	$525,363

Company’s investment in unconsolidated affiliates	$5,061	$26,474	$—	$—	$5,853	$37,388

Distributions in excess of income from and investment in unconsolidated affiliates	$—	$—	$(9,020)	$(11,768)	$—	$(20,788)

	December 31, 2006
		Brandywine		Other
	RCP Venture	Portfolio	Crossroads	Investments	Total
(dollars in thousands)
Balance Sheets
Assets:
Rental property, net	$—	$127,146	$6,017	$43,660	$176,823
Investment in unconsolidated affiliates	385,444	—	—	—	385,444
Other assets	—	6,747	4,511	6,632	17,890

Total assets	$385,444	$133,893	$10,528	$50,292	$580,157

Liabilities and partners’ equity
Mortgage note payable	$—	$166,200	$64,000	$28,558	$258,758
Other liabilities	—	12,709	1,858	8,862	23,429
Partners equity (deficit)	385,444	(45,016)	(55,330)	12,872	297,970

Total liabilities and partners’ equity	$385,444	$133,893	$10,528	$50,292	$580,157

Company’s investment in unconsolidated affiliates	$23,539	$—	$—	$7,510	$31,049

Distributions in excess of income from and investment in unconsolidated affiliates	$—	$(10,541)	$(11,187)	$—	$(21,728)

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. INVESTMENTS, (continued)

	Three Months Ended September 30, 2007
		Brandywine		Other
(dollars in thousands)	RCP Venture	Portfolio	Crossroads	Investments	Total
Statements of Operations
Total revenue	$—	$5,196	$2,138	$1,784	$9,118
Operating and other expenses	—	1,458	675	(162)	1,971
Interest expense	—	2,546	878	630	4,054
Equity in earnings of affiliates	(5,805)	—	—	—	(5,805)
Equity in earnings of unconsolidated affiliates extraordinary gain	25,736	—	—	—	25,736
Depreciation and amortization	—	878	103	2,469	3,450

Net income (loss)	$19,931	$314	$482	$(1,153)	$19,574

Company’s share of net (loss) income before extraordinary gain	$(2,317)	$71	$139	$2,652	$545

Company’s share of extraordinary gain	$6,510	$—	$—	$—	$6,510

	Three Months Ended September 30, 2006
		Brandywine		Other
(dollars in thousands)	RCP Venture	Portfolio	Crossroads	Investments	Total
Statements of Operations
Total revenue	$—	$4,765	$2,194	$1,246	$8,205
Operating and other expenses	—	1,262	668	639	2,569
Interest expense	—	2,546	878	484	3,908
Equity in losses of unconsolidated affiliates	(30,533)	—	—	—	(30,533)
Depreciation and amortization	—	706	145	367	1,218

Net (loss) income	$(30,533)	$251	$503	$(244)	$(30,023)

Company’s share of net (loss) income	$(3,116)	$83	$148	$7	$(2,878)

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. INVESTMENTS, (continued)

	Nine Months Ended September 30, 2007
		Brandywine		Other
(dollars in thousands)	RCP Venture	Portfolio	Crossroads	Investments	Total
Statements of Operations
Total revenue	$—	$14,853	$6,246	$4,401	$25,500
Operating and other expenses	—	4,327	1,957	1,117	7,401
Interest expense	—	7,556	2,606	1,765	11,927
Equity in earnings of affiliates	41,785	—	—	—	41,785
Equity in earnings of unconsolidated affiliates extraordinary gain	151,000	—	—	—	151,000
Depreciation and amortization	—	2,376	318	3,829	6,523

Net income (loss)	$192,785	$594	$1,365	$(2,310)	$192,434

Company’s share of net income before extraordinary gain	$1,303	$130	$376	$2,449	$4,258

Company’s share of extraordinary gain	$30,200	$—	$—	$—	$30,200

	Nine Months Ended September 30, 2006
		Brandywine		Other
(dollars in thousands)	RCP Venture	Portfolio	Crossroads	Investments	Total
Statements of Operations
Total revenue	$—	$13,870	$6,914	$3,342	$24,126
Operating and other expenses	—	3,621	1,978	1,884	7,483
Interest expense	—	9,520	2,606	1,207	13,333
Equity in earnings of affiliates	24,881	—	—	—	24,881
Depreciation and amortization	—	2,214	435	919	3,568

Net income (loss)	$24,881	$(1,485)	$1,895	$(668)	$24,623

Company’s share of net income (loss)	$2,614	$(70)	$634	$(58)	$3,120

8. DERIVATIVE FINANCIAL INSTRUMENTS
The following table summarizes the notional values and fair values of the Company’s derivative financial instruments as of September 30, 2007. The notional value does not represent exposure to credit, interest rate or market risks.

Derivative Instrument	Notional Value	Interest Rate	Maturity	Fair Value
(dollars in thousands)
LIBOR Swap	$4,568	4.71%	1/1/10	$(19)
LIBOR Swap	11,216	4.90%	10/1/11	(108)
LIBOR Swap	8,394	5.14%	3/1/12	(156)

Total Interest Rate Swaps	$24,178			(283)

Interest Rate Cap LIBOR Cap	$30,000	6.0%	4/1/08	(28)

Net derivative instrument liability				$(311)

     The net derivative instrument liability is included in other liabilities in the consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9. MORTGAGE LOANS
During the first nine months of 2007, the Company drew an additional $17.2 million on existing construction loans. During September 2007, the Company paid off $19.2 million of these loans. As of September 30, 2007, the outstanding balance on these construction loans was $9.8 million.
During the first quarter of 2007, the Company paid off a $21.5 million variable-rate loan.
During January 2007, the Company closed on a new $26.0 million loan secured by a property, which bears interest at a fixed rate of 5.4% and matures on February 11, 2017. A portion of the proceeds was used to pay off an existing $15.7 million loan.
During March 2007, the Company closed on a $30.0 million revolving facility which bears interest at LIBOR plus 125 basis points and matures on March 29, 2010. As of September 30, 2007, this line of credit was fully available.
During 2007, the Company borrowed $19.0 million on an existing credit facility.
During July 2007, the Company closed on a new $26.3 million mortgage loan secured by a property. The loan bears interest at a fixed rate of 5.88% and matures on August 1, 2017. A portion of the proceeds were used to pay down an existing $12.5 million loan.
During September 2007, the Company extended a $19.0 million loan that bears fixed interest at 5.83% to a new maturity date of March 1, 2008 and also extended a $2.9 million loan that bears interest at LIBOR plus 200 basis points to a new maturity date of October 5, 2008.
On September 12, 2007, the Company closed on a $25.5 million loan secured by a property, which bears interest at a fixed rate of 5.8% and matures on October 1, 2017.
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
The Company also earns asset management, leasing, disposition, development and construction fees for providing services to an existing portfolio of retail properties and/or leasehold interests in which Klaff has an interest. Fees earned by the Company in connection with this portfolio were $0.4 million and $1.0 million for the three months ended September 30, 2007 and 2006, respectively, and $1.6 million and $3.0 million for the nine months ended September 30, 2007 and 2006, respectively.
Lee Wielansky, the Lead Trustee of the Company, was paid a consulting fee of $25,000 for each of the three months ended September 30, 2007 and 2006, and $75,000 for each of the nine months ended September 30, 2007 and 2006.
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

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12. SEGMENT REPORTING (continued)
The following tables set forth certain segment information for the Company for continuing operations as of and for the three and nine months ended September 30, 2007 and 2006 and does not include activity related to unconsolidated partnerships:

	Nine months ended September 30, 2007
	Retail	Multi-Family	All
(dollars in thousands)	Properties	Properties	Other	Total
Revenues	$60,909	$5,734	$11,252	$77,895
Property operating expenses and real estate taxes	16,917	3,540	—	20,457
Other expenses	12,834	1,184	2,307	16,325

Net property income before depreciation and amortization	$31,158	$1,010	$8,945	$41,113

Depreciation and amortization	$18,367	$1,118	$527	$20,012

Interest expense	$16,663	$893	$—	$17,556

Real estate at cost	$750,210	$42,961	$—	$793,171

Total assets	$862,177	$33,849	$38,969	$934,995

Expenditures for real estate and improvements	$127,227	$538	$—	$127,765

Reconciliation to net income:
Net property income before depreciation and amortization				$41,113
Depreciation and amortization				(20,012)
Equity in earnings of unconsolidated affiliates				4,258
Interest expense				(17,556)
Minority interest				6,660
Income taxes				(245)
Extraordinary item				3,677
Income from discontinued operations				348

Net income				$18,243

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12. SEGMENT REPORTING (continued)

	Three months ended September 30, 2007
	Retail	Multi-Family	All
(dollars in thousands)	Properties	Properties	Other	Total
Revenues	$21,221	$1,852	$4,184	$27,257
Property operating expenses and real estate taxes	5,808	1,429	—	7,237
Other expenses	4,154	363	819	5,336

Net property income before depreciation and amortization	$11,259	$60	$3,365	$14,684

Depreciation and amortization	$6,218	$369	$191	$6,778

Interest expense	$5,632	$300	$—	$5,932

Real estate at cost	$750,210	$42,961	$—	$793,171

Total assets	$862,177	$33,849	$38,969	$934,995

Expenditures for real estate and improvements	$37,519	$322	$—	$37,841

Reconciliation to net income:
Net property income before depreciation and amortization				$14,684
Depreciation and amortization				(6,778)
Equity in earnings of unconsolidated affiliates				545
Interest expense				(5,932)
Minority interest				4,959
Income taxes				191
Extraordinary item				794
Income from discontinued operations				27

Net income				$8,490

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12. SEGMENT REPORTING (continued)

	Nine months ended September 30, 2006
	Retail	Multi-Family	All
(dollars in thousands)	Properties	Properties	Other	Total
Revenues	$56,376	$5,870	$11,372	$73,618
Property operating expenses and real estate taxes	15,058	3,284	—	18,342
Other expenses	12,155	1,266	2,451	15,872

Net property income before depreciation and amortization	$29,163	$1,320	$8,921	$39,404

Depreciation and amortization	$17,227	$1,132	$351	$18,710

Interest expense	$14,676	$1,094	$—	$15,770

Real estate at cost	$593,038	$42,249	$—	$635,287

Total assets	$698,018	$39,369	$42,837	$780,224

Expenditures for real estate and improvements	$73,646	$615	$—	$74,261

Reconciliation to net income:
Net property income before depreciation and amortization				$39,404
Depreciation and amortization				(18,710)
Equity in earnings of unconsolidated affiliates				3,120
Interest expense				(15,770)
Minority interest				3,482
Income taxes				(174)
Income from discontinued operations				1,971

Net income				$13,323

	Three months ended September 30, 2006
	Retail	Multi-Family	All
(dollars in thousands)	Properties	Properties	Other	Total
Revenues	$19,290	$1,870	$4,097	$25,257
Property operating expenses and real estate taxes	5,118	1,197	—	6,315
Other expenses	4,419	428	939	5,786

Net property income before depreciation and amortization	$9,753	$245	$3,158	$13,156

Depreciation and amortization	$5,864	$380	$117	$6,361

Interest expense	$5,003	$365	$—	$5,368

Real estate at cost	$593,038	$42,249	$—	$635,287

Total assets	$698,018	$39,369	$42,837	$780,224

Expenditures for real estate and improvements	$24,749	$244	$—	$24,993

Reconciliation to net income:
Net property income before depreciation and amortization				$13,156
Depreciation and amortization				(6,361)
Equity in losses of unconsolidated affiliates				(2,878)
Interest expense				(5,368)
Minority interest				4,223
Income taxes				638
Income from discontinued operations				712

Net income				$4,122

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
The total value of the above Restricted Share awards on the grant date was $4.5 million. Compensation expense of $0.3 million and $1.0 million has been recognized in the accompanying consolidated financial statements related to these Restricted Shares for the three and nine months ended September 30, 2007.
On the Grant Date, the Company also issued 20,322 Restricted Partnership Units (“LTIP Units”) to officers and 1,214 LTIP Units to employees of the Company. LTIP Units are similar to Restricted Shares but provide for a quarterly partnership distribution in a like amount as paid to Common Partnership Units. This distribution is paid on both unvested and vested LTIP Units. The LTIP Units are convertible into Common Partnership Units and Common Shares upon vesting and a revaluation of the book capital accounts. Vesting with respect to the LTIP Units is over four years with 25% vesting on each of the next four anniversaries of the Grant Date. In addition, vesting on 50% of the officers unvested LTIP Units and 25% of the employees unvested LTIP Units are also subject to the achievement of certain total shareholder returns on the Company’s Common Shares.
The total value of these LTIP Units on the grant date was $0.5 million. Compensation expense of $34,000 and $101,000 has been recognized in the accompanying financial statements related to these LTIP Units for the three and nine months ended September 30, 2007.
On May 15, 2007, the Company issued 15,927 unrestricted Common Shares to Trustees of the Company in connection with Trustee fees. In addition, on August 23, 2007, the Company issued an additional 1,918 unrestricted common shares to a newly elected Trustee. Trustee fee expense of $0.1 million and $0.3 million for the three and nine months ended September 30, 2007 has been recognized in the accompanying consolidated financial statements related to these unrestricted Common Shares.
14. DIVIDENDS AND DISTRIBUTIONS PAYABLE
On August 14, 2007, the Board of Trustees of the Company approved and declared a cash dividend for the quarter ended September 30, 2007 of $0.20 per Common Share and Common OP Unit. The dividend was paid on October 15, 2007 to shareholders of record as of September 28, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is based on the consolidated financial statements of the Company as of September 30, 2007 and 2006 and for the three and nine months then ended. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.
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
OVERVIEW
We currently operate 77 properties, which we own or have an ownership interest in, within our core portfolio or within our Funds I and II. These properties consist of 75 commercial properties, primarily neighborhood and community shopping centers, mixed-use centers and two multi-family properties, which are located primarily in the Northeast, Mid-Atlantic and Midwestern regions of the United States. Our core portfolio consists of 34 properties comprising approximately five million square feet. Fund I has 32 properties comprising approximately two million square feet. Fund II has nine properties, the majority of which are undergoing redevelopment and will have approximately two million square feet upon completion of redevelopment activities. The majority of our operating income derives from the rental revenues from these properties, including recoveries from tenants, offset by operating and overhead expenses. As our RCP Venture invests in operating companies, we consider these investments to be private-equity, as opposed to real estate investments. Since these are not traditional investments in operating rental real estate, the Operating Partnership invests in these through a taxable REIT subsidiary (“TRS”).
Our primary business objective is to acquire and manage commercial retail properties that will provide cash for distributions to shareholders while also creating the potential for capital appreciation to enhance investor returns. We focus on the following fundamentals to achieve this objective:
-	Own and operate a portfolio of community and neighborhood shopping centers and mixed-use properties, with a retail component, located in markets with strong demographics.

-	Generate internal growth within the portfolio through aggressive redevelopment, re-anchoring and leasing activities.

-	Generate external growth through an opportunistic yet disciplined acquisition program. The emphasis is on targeting transactions with high inherent opportunity for the creation of additional value through redevelopment and leasing and/or transactions requiring creative capital structuring to facilitate the transactions.

-	Partner with private equity investors for the purpose of making investments in operating retailers with significant embedded value in their real estate assets.

-	Maintain a strong and flexible balance sheet through conservative financial practices while ensuring access to sufficient capital to fund future growth.
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
Valuation of Property Held for Use and Sale
On a quarterly basis, we review both properties held for use and for sale for indicators of impairment. We record impairment losses and reduce the carrying value of properties when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases where we do not expect to recover our carrying costs on properties held for use, we reduce our carrying cost to fair value, and for properties held for sale, we reduce our carrying value to the fair value less costs to sell. Management does not believe that the value of any properties in our portfolio was impaired as of September 30, 2007.

Bad Debts
We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make payments on arrearages in billed rents, as well as the likelihood that tenants will not have the ability to make payment on unbilled rents including estimated expense recoveries and straight-line rent. As of September 30, 2007, we have recorded an allowance for doubtful accounts of $3.0 million. If the financial condition of our tenants were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.
RESULTS OF OPERATIONS
Comparison of the three months ended September 30, 2007 (“2007”) to the three months ended September 30, 2006 (“2006”)

			Change
(dollars in millions)	2007	2006	$	%
Revenues:
Minimum rents	$18.8	$16.5	$2.3	14%
Percentage rents	0.1	0.7	(0.6)	(86)%
Expense reimbursements	3.7	3.7	—	—%
Other property income	0.5	0.2	0.3	150%
Management fee income	1.6	1.8	(0.2)	(11)%
Interest income	2.6	2.3	0.3	13%

Total revenues	$27.3	$25.2	$2.1	8%

The increase in minimum rents was primarily attributable to additional rents following our acquisition of 200 West 54th Street, 145 East Service Road and 2914 Third Avenue (“2006/2007 Acquisitions”) as well as Liberty Avenue being placed in service January 1, 2007. In addition, minimum rents increased as a result of re-tenanting activities across our portfolio.
Percentage rents decreased as a result of the temporary closing of an anchor tenant at Fordham Place during the construction period in 2007.
Common area maintenance (“CAM”) expense reimbursement increased $0.2 million primarily as a result of the 2006/2007 Acquisitions. Real estate tax reimbursements decreased $0.2 million primarily as a result of the temporary closing of an anchor tenant at Fordham Place during the construction period in 2007.
Management fee income decreased $0.2 million primarily as a result of lower fees earned in connection with the Klaff management contracts following the disposition of certain assets in 2006 and 2007.
The increase in interest income was attributable to higher balances in interest earning assets in 2007.

			Change
(dollars in millions)	2007	2006	$	%
Operating Expenses:
Property operating	$4.5	$3.7	$0.8	22%
Real estate taxes	2.7	2.6	0.1	4%
General and administrative	5.3	5.8	(0.5)	(9)%
Depreciation and amortization	6.8	6.4	0.4	6%

Total operating expenses	$19.3	$18.5	$0.8	4%

The increase in property operating expenses was primarily the result of the 2006/2007 Acquisitions as well as Liberty Avenue being placed in service January 1, 2007.
The increase in real estate taxes was due to the 2006/2007 Acquisitions offset by $0.2 million related to the capitalization of construction period real estate taxes at a property that was operating in 2006.
The variance in general and administrative expense was attributable to increased compensation expense, including stock-based compensation, of $1.1 million related to additional personnel hired in late 2006 and 2007 as well as increases in existing employee compensation. In addition, there was an increase of $0.4 million for other overhead expenses following the expansion of our infrastructure related to increased activity in Fund assets and asset management services. These factors were offset by an increase in capitalized construction salaries due to higher redevelopment activities in 2007.
Depreciation expense increased $0.3 million in 2007. This was principally a result of increased depreciation expense following the 2006/2007 Acquisitions. Amortization expense increased $0.1 million, which was primarily the result of increased amortization of loan costs following our convertible note issuances in December 2006 and January 2007.

			Change
(dollars in millions)	2007	2006	$	%
Other:
Equity in earnings of unconsolidated affiliates	$0.5	$(2.9)	$3.4	117%
Interest expense	(5.9)	(5.4)	(0.5)	(9)%
Minority interest	5.0	4.2	0.8	19%
Income taxes	0.2	0.6	(0.4)	(67)%
Income from discontinued operations	—	0.7	(0.7)	(100)%
Extraordinary item	0.8	—	0.8	100%
Equity in earnings of unconsolidated affiliates increased as a result of our pro rata share of distributions in excess of basis from our Albertson’s investment of $4.2 million and our investment in Hitchcock Plaza of $2.6 million as well as an increase in our pro rata share of earnings from our Mervyns investment of $3.1 million. Partially offsetting these increases was the reclassification of $6.5 million from equity in earnings to extraordinary gain during the quarter to reconcile the character of the income based on audited financial statements of Albertson’s received during the quarter. See Note 1 to the Consolidated Financial Statements.
Interest expense increased $0.5 million in 2007. This was the result of a $1.3 million increase attributable to higher average outstanding borrowings in 2007 offset by a $0.8 million decrease resulting from a lower average interest rate on the portfolio mortgage debt in 2007.
The variance in minority interest is attributable to the minority partners’ share of the income reported from the equity in earnings of unconsolidated affiliates.
The variance in income tax expense relates to our share of income and losses from Albertson’s and Mervyns.
Income from discontinued operations represents activity related to properties held for sale in 2007 and properties sold during 2006.
The extraordinary item in 2007 relates to the reclassification of income from the Albertson’s investment as discussed above.
Comparison of the nine months ended September 30, 2007 (“2007”) to the nine months ended September 30, 2006 (“2006”)

			Change
(dollars in millions)	2007	2006	$	%
Revenues:
Minimum rents	$55.6	$49.8	$5.8	12%
Percentage rents	0.4	1.0	(0.6)	(60)%
Expense reimbursements	9.6	10.8	(1.2)	(11)%
Other property income	1.0	0.7	0.3	43%
Management fee income	3.4	4.2	(0.8)	(19)%
Interest income	7.7	6.0	1.7	28%
Other	0.2	1.1	(0.9)	(82)%

Total revenues	$77.9	$73.6	$4.3	6%

The increase in minimum rents was attributable to those factors discussed in comparison of the three months ended 2007 to the three months ended 2006.
Percentage rents decreased as a result of the temporary closing of an anchor tenant at Fordham Place during the construction period in 2007.
CAM expense reimbursements decreased $0.2 million. During 2007, we completed our multi-year review of CAM billings and resolved the majority of all outstanding CAM billing issues with our tenants. As a result, 2007 was adversely impacted by charges related to the settlement and related accrual adjustments totaling $0.8 million. This was partially offset by higher CAM recovery resulting from increased snow removal costs in 2007. Real estate tax reimbursements decreased $1.0 million, primarily as a result of lower real estate tax expense in 2007.
Management fee income decreased $0.8 million primarily as a result of lower fees earned in connection with Klaff management contracts following the disposition of certain assets in 2006 and 2007.
The increase in interest income was attributable to interest income on notes and other advances receivable originated in the second half of 2006 as well as higher balances in interest earning assets in 2007.
The decrease in other income was primarily attributable to a $1.1 million reimbursement of certain fees by the institutional investors of Fund I for the Brandywine Portfolio in 2006.

			Change
(dollars in millions)	2007	2006	$	%
Operating Expenses:
Property operating	$13.2	$10.8	$2.4	22%
Real estate taxes	7.3	7.5	(0.2)	(3)%
General and administrative	16.3	15.9	0.4	3%
Depreciation and amortization	20.0	18.7	1.3	7%

Total operating expenses	$56.8	$52.9	$3.9	7%

The increase in property operating expenses was primarily the result of the 2006/2007 Acquisitions, Liberty Avenue being placed in service January 1, 2007 and higher snow removal costs in 2007.
The decrease in real estate taxes was due to tax refunds and adjustments of prior years estimated taxes of $0.7 million recorded in 2007 and $0.4 million related to the capitalization of construction period real estate taxes at a property that was operating in 2006. These decreases were partially offset by increased real estate tax expense following the 2006/2007 Acquisitions.
The variance in general and administrative expense was attributable to increased compensation expense, including stock based compensation, of $2.2 million for additional personnel hired in the second half of 2006 and 2007 as well as increases in existing employee salaries. In addition, there was an increase of $0.6 million for other overhead expenses following the expansion of our infrastructure related to increased activity in Fund assets and asset management services. These factors were partially offset by an increase in capitalized construction salaries due to higher redevelopment activities in 2007.
Depreciation expense increased $1.0 million in 2007. This was principally a result of increased depreciation expense following the 2006/2007 Acquisitions. Amortization expense increased $0.3 million, which was primarily the result of increased amortization of loan costs following our convertible note issuances in December 2006 and January 2007.

			Change
(dollars in millions)	2007	2006	$	%
Other:
Equity in earnings of unconsolidated affiliates	$4.3	$3.1	$1.2	39%
Interest expense	(17.6)	(15.8)	(1.8)	(11)%
Minority interest	6.7	3.5	3.2	91%
Income taxes	(0.2)	(0.2)	—	—%
Income from discontinued operations	0.3	2.0	(1.7)	(85)%
Extraordinary item	3.7	—	3.7	100%
Equity in earnings of unconsolidated affiliates increased as a result of our pro rata share of distributions in excess of basis from our Albertson’s investment of $5.8 million and our investment in Hitchcock Plaza of $2.4 million. These increases were offset by a decrease in our pro rata share of earnings from our Mervyns investment of $0.5 million and the reclassification of Albertson’s income of $6.5 million from equity in earnings to extraordinary gain during the quarter to reconcile the character of the income based on audited financial statements of Albertson’s received during the quarter.. See Note 1 to the Consolidated Financial Statements.
Interest expense increased $1.8 million in 2007. This was the result of a $3.8 million increase attributable to higher average outstanding borrowings in 2007 and an increase of $0.4 million related to defeasance costs associated with a loan payoff in 2007. These increases were offset by a $2.4 million decrease resulting from a lower average interest rate on the portfolio mortgage debt in 2007.
The variance in minority interest is attributable to the minority partners’ share of the income reported from the equity in earnings of unconsolidated affiliates.
Income from discontinued operations represents activity related to properties held for sale in 2007 and properties sold during 2006.
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
In addition to presenting FFO in accordance with the NAREIT definition, we also disclose FFO for the nine months ended September 30, 2007 as adjusted to include the extraordinary gain from our RCP investment in Albertson’s. As discussed in Note 7 in the Notes to the Consolidated Financial Statements in Part 1, Item 1 in this Form 10-Q, this gain is a result of distributions we received in excess of our invested capital of which the Operating Partnership’s share, net of minority interests and income taxes, amounted to $3.7 million. This gain is characterized as extraordinary in our GAAP financial statements as a result of the nature of the income passed through from Albertson’s. As previously discussed under “Overview” in Item 2 in this Form 10-Q, we believe that income or gains derived from our RCP investments, including our investment in Albertson’s, are private-equity investments and, as such, should be treated as operating income and therefore FFO. The character of this income in our underlying accounting does not impact this conclusion. Accordingly, we believe that this supplemental adjustment to FFO more appropriately reflects the results of our operations.
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
The reconciliation of net income to FFO for the three and nine months ended September 30, 2007 and 2006 is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in millions)	2007	2006	2007	2006
Net income	$8.5	4.1	$18.2	$13.3
Depreciation of real estate and amortization of leasing costs (net of minority interests’ share) Wholly-owned and consolidated affiliates	3.9	4.9	13.9	15.3
Unconsolidated affiliates	0.3	0.4	1.4	1.2
Income attributable to Minority interest in Operating Partnership (1)	0.2	0.1	0.4	0.3
Preferred OP Unit distributions	—	0.1	—	0.2
Loss (gain) on sale (net of minority interests’ share and income taxes)	0.2	0.4	0.2	(0.4)
Extraordinary item (net of minority interests’ share and income taxes)	(0.8)	—	(3.7)	—

Funds from operations	12.3	10.0	30.4	29.9

Extraordinary item, net (2)	0.8	—	3.7	—

Funds from operations, adjusted for extraordinary item	$13.1	$10.0	$34.1	$29.9

Cash flows provided by (used in):
Operating activities			$80.6	$28.7

Investing activities			$(132.3)	$(85.1)

Financing activities			$40.1	$34.9

Notes:

(1)	Does not include distributions paid to Series A and B Preferred OP Unit holders.

(2)	The extraordinary item represents the Company’s share of extraordinary gain related to its investment in Albertson’s which is discussed in Funds from Operations above.

USES OF LIQUIDITY
Our principal uses of liquidity are expected to be for (i) distributions to our shareholders and OP unit holders, (ii) investments which include the funding of our joint venture commitments, property acquisitions and redevelopment/re-tenanting activities within our existing portfolio and (iii) debt service and loan repayments.
Distributions
In order to qualify as a REIT for Federal income tax purposes, we must currently distribute at least 90% of our taxable income to our shareholders. For the quarter and nine months ended September 30, 2007, we paid dividends and distributions on our Common Shares and Common OP Units totaling $6.7 million and $20.0 million, respectively.
Investments
Fund I and Mervyns I
Reference is made to Note 1 and Note 7 to the Notes to Consolidated Financial Statements in Part 1, Item 1 in this Form 10-Q for an overview of Fund I and Mervyns I. Fund I has returned all invested capital and accumulated preferred return thus triggering our Promote in all future Fund I earnings and distributions. Fund I currently owns, or has ownership interest in, 32 assets comprising approximately two million square feet as follows:

Shopping Center	Location	Year acquired	GLA
New York Region

New York
Tarrytown Shopping Center	Westchester	2004	35,291
Mid-Atlantic Region

South Carolina
Hitchcock Plaza	Aiken	2004	217,261

Virginia
Haygood Shopping Center	Virginia Beach	2004	178,497
Midwest Region

Ohio
Amherst Marketplace [1]	Cleveland	2002	79,945
Granville Centre	Columbus	2002	134,997
Sheffield Crossing [1]	Cleveland	2002	112,534

Michigan
Sterling Heights Shopping Center	Detroit	2004	154,835
Various Regions
Kroger/Safeway Portfolio	Various	2003	1,018,100

Total			1,931,460

[1] Properties are under contract for sale.
In addition, we, along with our Fund I investors have invested in Mervyns as discussed under the RCP Venture below.
Fund II and Mervyns II
Reference is made to Note 1 and Note 7 to the Notes to Consolidated Financial Statements in Part 1, Item 1 in this Form 10-Q for an overview of Fund II and Mervyns II. To date, Fund II’s primary investment focus has been in the New York Urban/Infill Redevelopment Initiative and the Retailer Controlled Property Venture.
Retailer Controlled Property Venture (the “RCP Venture”)
During January of 2004, along with our investors in Funds I and II, we entered into the RCP Venture with Klaff Realty, L.P. (“Klaff”) and Lubert-Adler Management, Inc. (“Lubert-Adler”) for the purpose of making investments in retailers or the surplus or underutilized properties owned by retailers. The initial size of the RCP Venture is expected to be approximately $300 million in equity based on anticipated investments of approximately $1 billion, although this may increase based on future investment opportunities. Each participant in the RCP Venture has the right to opt out of any potential investment. Affiliates of Mervyns I and II and Fund II have invested $52.1 million in the RCP Venture through September 30, 2007. We anticipate investing the remaining portion of the original 20% of the equity of the RCP Venture through Fund II and Fund III and through acquisition funds that we may establish in the future. Cash flow is to be distributed to the RCP partners until they have received a 10% cumulative return and a full return of all contributions. Thereafter, remaining cash flow is to be distributed 20% to Klaff and 80% to the partners (including Klaff). We will also earn market-rate fees for property management, leasing and construction services to the extent we provide such services on behalf of the RCP Venture.

Reference is made to Note 7 in the Notes to Consolidated Financial Statements in Part 1, Item 1 in this Form 10-Q for a discussion of RCP investments made to date. During the first quarter of 2007, Mervyns II received a cash distribution of $44.4 million from its ownership position in Albertson’s, of which the Operating Partnership’s share, after allocation to minority interests, was $8.9 million. In the second quarter of 2007, Fund II received a $1.1 million distribution from its Shopko investment and Mervyns II received an additional $1.8 million from the Albertson’s investment. The Operating Partnership’s share of second quarter 2007 distributions, after allocation to minority interests, was $0.6 million. In the third quarter of 2007, Mervyns II received an additional $4.3 million from the Albertson’s investment, of which the Operating Partnership’s share, after allocation to minority interests, was $0.8 million.
The following table summarizes the RCP Venture investments from inception through September 30, 2007:

					Operating Partnership Share
		Year	Invested		Invested
Investor	Investment	acquired	capital	Distributions	capital	Distributions
Mervyns I and Mervyns II	Mervyns	2004	$23.2	$46.1	$4.9	11.2
Mervyns I and Mervyns II	Mervyns add-on investments	2005	1.3	1.2	0.3	0.3
Mervyns II	Albertson’s	2006	20.7	50.0	4.2	9.9
Mervyns II	Albertson’s add-on investments	2006/2007	2.4	0.5	0.4	0.1
Fund II	Shopko	2006	1.1	1.1	0.2	0.2
Fund II	Marsh	2006	0.7	—	0.1	—
Mervyns II	Rex	2007	2.7	—	0.5	—

Total			$52.1	$98.9	$10.6	21.7

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
Redevelopment plans for the property, renamed as CityPoint, include the demolition of the existing structure and the development of a 1.6 million square foot mixed-use complex. The proposed development calls for the construction of a combination of retail, office and residential components, all of which are currently allowed as of right. Acadia P/A, together with MacFarlane, will develop and operate the retail component, which is anticipated to total 475,000 square feet of retail space. Acadia P/A will also participate in the development of the office component with MacFarlane, which is expected to include at least 125,000 square feet of office space. MacFarlane plans to develop and operate up to 1,000 residential units with underground parking. Acadia P/A does not plan on participating in the development of, or have an ownership interest in, the residential component of the project.
Additionally, on May 31, 2007, Acadia, through Fund II and in partnership with its self-storage partner at several of the other New York urban projects, acquired a property on Atlantic Avenue in Brooklyn, New York for $5.0 million. Redevelopment plans for the property call for the demolition of the existing structure and the construction of a modern climate controlled self-storage facility consisting of approximately 110,000 square feet.
On October 31, 2007, Acadia P/A acquired a 530,000 square foot warehouse building in Canarsie, Brooklyn for approximately $21.0 million. The development plan for this property includes the demolition of a portion of the warehouse and the construction of a 320,000 square foot mixed-use project consisting of retail, office, cold-storage and self-storage.

To date, Fund II has invested in nine projects, as follows:

					Redevelopment
(dollars in millions)		Year	Purchase		Anticipated	Estimated	Square feet upon
Property	Location	acquired	price		additional costs	completion	completion
Liberty Avenue	Queens	2005	$—	(1)	$15.0	Completed	125,000
216th Street	Manhattan	2005	7.0		20.0	2nd half 2007	60,000
Pelham Manor	Westchester	2004	—	(1)	45.0	2nd half 2008	320,000
161st Street	Bronx	2005	49.0		16.0	2nd half 2008	232,000
Fordham Place	Bronx	2004	30.0		90.0	1st half 2009	285,000
Canarsie Plaza	Brooklyn	2007	21.0	(2)	49.0	1st half 2009	323,000
Sherman Plaza	Manhattan	2005	25.0		30.0	2nd half 2009	175,000
CityPoint	Brooklyn	2007	29.0	(1)	296.0	(3)	600,000
Atlantic Avenue	Brooklyn	2007	5.0		18.0	2nd half 2009	110,000

Total			$166.0		$579.0		2,230,000

     Notes:

(1)	The Fund acquired a ground lease interest at this property

(2)	Closing occurred in October 2007

(3)	To be determined
Acadia Strategic Opportunity Fund III, LLC (“Fund III”)
Reference is made to Note 1 in the Notes to Consolidated Financial Statements in Part 1, Item 1 in this Form 10-Q for an overview of Fund III. With $500.0 million of committed discretionary capital, Fund III expects to be able to acquire or develop approximately $1.5 billion of real estate assets on a leveraged basis. As of September 30, 2007, $3.0 million has been invested in Fund III, of which $0.6 million was contributed by the Operating Partnership.
On November 1, 2007, Acadia, through Fund III, and an unaffiliated partner acquired a property in Westport, Connecticut for approximately $17.0 million. Our plan is to redevelop the existing building into 30,000 square feet of retail, office and residential use.
On November 5, 2007, Fund III, through Acadia P/A, acquired a property in Sheepshead Bay, Brooklyn for approximately $20.0 million. Our redevelopment plan includes the demolition of the existing structures and the construction of a 240,000 square foot shopping center on the site.
Other Investments
Reference is made to Note 6 in the Notes to Consolidated Financial Statements in Part 1, Item 1 in this Form 10-Q for a discussion of property acquisitions. As part of maintaining a strong core portfolio, we continue to focus on the opportunistic upgrading of our core properties by selling non-core or secondary assets and replacing them with assets located in higher-quality infill, supply-constrained markets. When practical, we complete these transactions in accordance with Section 1031 of the Internal Revenue Code to accomplish these transactions in a tax efficient manner. During the nine months ended September 30, 2007, the Operating Partnership furthered this goal with the completion of one acquisition in Manhattan and another in Staten Island, New York for a total of $53.4 million. The Staten Island acquisition enabled us to defer, for income tax purposes, a $14.5 million taxable gain from the fourth quarter 2006 sale of a non-core asset.
Property Development, Redevelopment and Expansion
Our redevelopment program focuses on selecting well-located neighborhood and community shopping centers within our core portfolio and creating significant value through re-tenanting and property redevelopment. During the quarter ended September 30, 2007, we did not undertake any significant redevelopment projects within our core portfolio, nor do we currently anticipate commencing any additional redevelopment projects within the core portfolio during the balance of 2007.
Share Repurchase
We have an existing share repurchase program that authorizes management, at its discretion, to repurchase up to $20.0 million of our outstanding Common Shares. The program may be discontinued or extended at any time and there is no assurance that we will purchase the full amount authorized. The repurchase of our Common Shares was not a use of our liquidity during 2006. There were no Common Shares repurchased by us during the quarter and nine months ended September 30, 2007.

SOURCES OF LIQUIDITY
We intend on using Fund II and Fund III, as well as new funds that we may establish in the future, as the primary vehicles for our future acquisitions, including investments in the RCP Venture and New York Urban/Infill Redevelopment initiative. Additional sources of capital for funding property acquisitions, redevelopment, expansion and re-tenanting and RCP investments are expected to be obtained primarily from (i) the issuance of public equity or debt instruments, (ii) cash on hand, (iii) additional debt financings, (iv) unrelated member capital contributions and (v) future sales of existing properties. As of September 30, 2007, we had approximately $137.6 million of additional capacity under existing debt facilities and cash and cash equivalents on hand of $128.0 million. In addition, during the first quarter of 2007, we, through our RCP Venture, received a cash distribution on our ownership position in Albertson’s as discussed under Uses of Liquidity in this Form 10-Q, “RCP Venture”. We anticipate that cash flow from operating activities will continue to provide adequate capital for all of our debt service payments, recurring capital expenditures and REIT distribution requirements.
Financing and Debt
At September 30, 2007, mortgage and convertible notes payable aggregated $488.1 million and were collateralized by 52 properties and related tenant leases. Interest rates on our outstanding mortgage indebtedness and convertible notes payable ranged from 3.75% to 8.5% with maturities that ranged from November 2007 to November 2032. Taking into consideration $24.2 million of notional principal under variable to fixed-rate swap agreements currently in effect, $406.9 million of the portfolio, or 83%, was fixed at a 5.3% weighted average interest rate and $81.2 million, or 17% was floating at a 6.5% weighted average interest rate. There is $18.0 million and $70.7 million of debt scheduled to mature in 2007 and 2008, respectively, at weighted average interest rates of 6.9% for 2007 and 6.18% for 2008. As we may not have sufficient cash on hand to repay such indebtedness, we may have to refinance this indebtedness or select other alternatives based on market conditions at that time.
The following summarizes our financing and refinancing transactions since December 31, 2006:
During the first nine months of 2007, we drew down an additional $17.2 million on existing construction loans. During September 2007, we paid off $19.2 million of these loans. As of September 30, 2007, the outstanding balance on these construction loans was $9.8 million.
During the first quarter of 2007, we paid off a variable-rate loan balance of $21.5 million.
During January 2007, we obtained a new $26.0 million loan secured by a property. The loan bears interest at a fixed rate of 5.4% and matures on February 11, 2017. A portion of the proceeds was used to pay down the existing $15.7 million balance.
During March 2007, we closed on a $30.0 million revolving credit facility that bears interest at LIBOR plus 125 basis points and matures on March 29, 2010. As of September 30, 2007, this line of credit was fully available.
During 2007, we borrowed $19.0 million on an existing credit facility.
During July 2007, we closed on a new $26.3 million mortgage loan secured by a property. The loan bears interest at a fixed rate of 5.88% and matures on August 1, 2017. A portion of the proceeds were used to pay down an existing $12.5 million loan.
During September 2007, we extended a $19.0 million loan that bears fixed interest at 5.83% to a new maturity date of March 1, 2008 and also extended a $2.9 million loan that bears interest at LIBOR plus 200 basis points to a new maturity date of October 5, 2008.
On September 12, 2007, we closed on a $25.5 million loan secured by a property that bears interest at a fixed rate of 5.8% and matures on October 1, 2017.

The following table summarizes our mortgage indebtedness as of September 30, 2007 and December 31, 2006:

	September 30,	December 31,	Interest Rate		Properties	Payment
(dollars in millions)	2007	2006	at September 30, 2007	Maturity	Encumbered	Terms
Mortgage notes payable – variable-rate Washington Mutual Bank, FA	$—	$21.5	6.57% (LIBOR +1.25%)	3/29/2010	(1)	(26)
Bank of America, N.A.	9.8	10.0	6.52% (LIBOR +1.40% )	6/29/2012	(2)	(26)
RBS Greenwich Capital	30.0	30.0	6.52% (LIBOR +1.40% )	4/1/2008	(3)	(27)
Bank of America, N.A.	—	6.4	6.57% (LIBOR +1.25% )	12/31/2008	(4)	(27)
PNC Bank, National Association	9.8	5.4	6.77% (LIBOR +1.65% )	5/18/2009	(5)	(34)
JP Morgan Chase	2.9	2.9	7.12% (LIBOR +2.00% )	10/5/2008	(6)	(26)
Bank of America, N.A.	18.0	18.0	6.87% (LIBOR +1.75% )	11/1/2007	(7)	(27)
Bank of America, N.A.	15.9	16.0	6.42% (LIBOR +1.30% )	12/1/2011	(8)	(26)
Bank of America, N.A.	—	—			(9)	(28)
Bank of America, N.A./ Bank of New York	19.0	—	5.87% (LIBOR +.75% )	3/1/2008	(10)	(27)
Interest rate swaps	(24.2)	(16.0)

Total variable-rate debt	81.2	94.2

Mortgage notes payable – fixed-rate Sun America Life Insurance Company	—	12.7	6.46%	7/1/2007	(11)	(26)
Bear Stearns Commercial Mortgage Inc.	26.3	—	5.88%	8/1/2017	(11)	(27)
Bank of America, N.A.	15.5	15.7	7.55%	1/1/2011	(12)	(26)
Wachovia Bank, N.A.	26.0	—	5.42%	2/11/2017	(13)	(27)
RBS Greenwich Capital	—	15.7	5.19%	6/1/2013	(13)	(27)
RBS Greenwich Capital	14.8	14.9	5.64%	9/6/2014	(14)	(26)
RBS Greenwich Capital	17.6	17.6	4.98%	9/6/2015	(15)	(29)
RBS Greenwich Capital	12.5	12.5	5.12%	11/6/2015	(16)	(30)
Bear Stearns Commercial	34.6	34.6	5.53%	1/1/2016	(17)	(31)
Bear Stearns Commercial	20.5	20.5	5.44%	3/1/2016	(18)	(27)
LaSalle Bank, N.A.	3.7	3.8	8.50%	4/11/2028	(19)	(26)
GMAC Commercial	8.5	8.6	6.40%	11/1/2032	(20)	(26)
Column Financial, Inc.	9.9	10.0	5.45%	6/11/2013	(21)	(26)
Merrill Lynch Mortgage Lending, Inc.	23.5	23.5	6.06%	8/29/2016	(22)	(26)
Bank of China	19.0	19.0	5.83%	3/1/2008	(23)	(27)
Bank of America N.A.	25.5	—	5.80%	10/1/2017	(4)	(27)
Cortlandt Deposit Corp	4.9	7.4	6.62%	2/1/2009	(24)	(33)
Cortlandt Deposit Corp	4.9	7.3	6.51%	1/15/2009	(25)	(33)
Interest rate swaps	24.2	16.0	6.30%	(35)

Total fixed-rate debt	291.9	239.8

Total fixed and variable debt	373.1	334.0

Valuation of debt at date of acquisition, net of amortization	0.9	1.2

Total	$374.0	$335.2

Notes:

(1)	Ledgewood Mall
(2)	Smithtown Shopping Center
(3)	161st Street
(4)	216th Street
(5)	Liberty Avenue
(6)	Granville Center
(7)	Fordham Place
(8)	Branch Shopping Center
(9)	Marketplace of Absecon
Bloomfield Town Square
Hobson West Plaza
Village Apartments
Town Line Plaza
Methuen Shopping Center
Abington Towne Center
(10)	Acadia Strategic Opportunity Fund II, LLC
(11)	Merrillville Plaza
(12)	GHT Apartments/Colony Apartments
(13)	239 Greenwich Avenue
(14)	New Loudon Center
(15)	Crescent Plaza
(16)	Pacesetter Park Shopping Center
(17)	Elmwood Park Shopping Center
(18)	Gateway Shopping Center
(19)	Clark-Diversey
(20)	Boonton Shopping Center
(21)	Chestnut Hill
(22)	Walnut Hill
(23)	Sherman Avenue
(24)	Kroger Portfolio
(25)	Safeway Portfolio
(26)	Monthly principal and interest.
(27)	Interest only monthly.
(28)	Annual principal and monthly interest.
(29)	Interest only monthly until 9/10; monthly principal and interest thereafter.
(30)	Interest only monthly until 12/08; monthly principal and interest thereafter.
(31)	Interest only monthly until 1/10; monthly principal and interest thereafter.
(32)	Interest only monthly until 11/11; monthly principal and interest thereafter.
(33)	Annual principal and semi-annual interest payments.
(34)	Interest only upon draw down on construction loan.
(35)	Maturing between 1/1/10 and 3/1/12.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS
At September 30, 2007, maturities on our mortgage notes ranged from November 2007 to November 2032. In addition, we have non-cancelable ground leases at seven of our shopping centers. We also lease space for our White Plains corporate office for a term expiring in 2015. The following table summarizes our debt maturities and obligations under non-cancelable operating leases as of September 30, 2007:

	Payments due by period
		Less than	1 to 3	3 to 5	More than
(dollars in millions)	Total	1 year	years	years	5 years
Contractual obligation
Future debt maturities	$488.1	$18.4	$93.1	$148.6	$228.0
Interest obligations on debt	150.2	6.7	42.7	38.1	62.7
Operating lease obligations	130.3	3.6	8.6	11.1	107.0

Total	$768.6	$28.7	$144.4	$197.8	$397.7

OFF BALANCE SHEET ARRANGEMENTS
We have investments in the following joint ventures for the purpose of investing in operating properties. We account for these investments using the equity method of accounting as we have a non-controlling interest. As such, our financial statements reflect our share of income and loss from but not the assets and liabilities of these joint ventures.
     Reference is made to Note 7 in the Notes to Consolidated Financial Statements in Part 1, Item 1 in this Form 10-Q for a discussion of our unconsolidated investments. Our pro rata share of unconsolidated debt related to these investments is as follows:

(dollars in millions)	Pro rata share of	Interest rate at
Investment	mortgage debt	September 30, 2007	Maturity date
Crossroads	$31.4	5.37%	December 2014
Brandywine	36.9	5.99%	July 2016
CityPoint	1.7	6.32%	June 2008
Fund I investments	3.2	6.73%	August 2010

Total	$73.2

In addition, we have arranged for the provision of eight separate letters of credit in connection with certain leases and investments. As of September 30, 2007, there were no outstanding balances under any of these letters of credit. If these letters of credit were fully drawn, the combined maximum amount of exposure would be $18.4 million.
HISTORICAL CASH FLOW
The following table compares the historical cash flow for the nine months ended September 30, 2007 (“2007”) with the cash flow for the nine months ended September 30, 2006 (“2006”):

	Nine months ended September 30,
(dollars in millions)	2007	2006	Change
Net cash provided by operating activities	$80.6	$28.7	$51.9
Net cash (used in) provided by investing activities	(132.3)	(85.1)	(47.2)
Net cash provided by financing activities	40.1	34.9	5.2

Total	$(11.6)	$(21.5)	$9.9

A discussion of the significant changes in cash flow for 2007 versus 2006 are as follows:
The variance in net cash provided by operating activities resulted from an increase of $21.7 million in operating income before non-cash expenses in 2007, which was primarily due to the increase of $27.7 million in distributions of operating income from unconsolidated affiliates as a result of the distributions from Albertson’s in 2007. In addition, a net increase in cash of $30.2 million resulted from changes in operating assets and liabilities, primarily other assets, which was the result of the repayment of notes from our qualified intermediary relating to Section 1031 transactions.

The increase in net cash used in investing activities resulted from $47.0 million of additional expenditures for real estate acquisitions, development and tenant installations in 2007, $9.3 million of additional investments in unconsolidated affiliates in 2007 due to our investment in CityPoint, $10.1 million of additional collections of notes receivable in 2006, and the repayment of $19.0 million of our preferred equity investment in 2006. These net increases were offset by $35.6 million of additional notes receivable originated in 2006.
The increase in net cash provided by financing activities resulted from an additional $15.0 million in cash received from the issuance of convertible debt in 2007, an increase of $24.2 million of contributions from partners and members in 2007, and an additional $19.1 million used for the repayment of debt in 2006. These increases were offset by additional cash of $26.5 million from borrowings in 2006 and an additional $25.1 million of distributions to partners and members in 2007.
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
Currently, we manage our exposure to fluctuations in interest rates primarily through the use of fixed-rate debt and interest rate swap agreements. As of September 30, 2007, we had total mortgage debt and convertible notes payable of $488.1 million of which $406.9 million or 83%, was fixed-rate, inclusive of interest rate swaps, and $81.2 million, or 17%, was variable-rate based upon LIBOR plus certain spreads. As of September 30, 2007, we were a party to three interest rate swaps transactions and one interest rate cap transaction to hedge our exposure to changes in interest rates with respect to $24.2 million and $30.0 million of LIBOR-based variable-rate debt, respectively.
The following table sets forth information as of September 30, 2007 concerning our long-term debt obligations, including principal cash flows by scheduled maturity and weighted-average interest rates of maturing amounts:
Consolidated mortgage debt and convertible notes payable:

(dollars in millions)	Scheduled	Principal at	Total	Weighted average
Year	Amortization	maturity	obligation	interest rate
2007	0.3	$18.0	$18.3	6.9%
2008	6.2	70.7	76.9	6.2%
2009	6.4	9.8	16.2	6.8%
2010	2.0	14.8	16.8	7.6%
2011	2.1	129.8	131.9	4.1%
Thereafter	24.1	203.9	228.0	5.6%

	$41.1	$447.0	$488.1

Mortgage debt in unconsolidated partnerships (at our pro rata share):

(dollars in millions)	Scheduled	Principal at	Total	Weighted average
Year	amortization	maturity	obligation	interest rate
2007	$—	$—	$—	n/a	%
2008	0.4	1.7	2.1	6.3%
2009	0.5	—	0.5	n/a	%
2010	0.5	3.1	3.6	6.7%
2011	0.5	—	0.5	n/a	%
Thereafter	2.1	64.3	66.4	5.7%

	$4.0	$69.1	$73.1

Of our total consolidated and pro-rata share of unconsolidated outstanding debt, $18.0 million and $72.4 million will become due in 2007 and 2008, respectively. As we intend on refinancing some or all of such debt at the then-existing market interest rates which may be greater than the current interest rate, our interest expense would increase by approximately $0.9 million annually if the interest rate on the refinanced debt increased by 100 basis points. Interest expense on our variable-debt, net of variable to fixed-rate swap agreements currently in effect, as of September 30, 2007 would increase by $0.8 million if LIBOR increased by 100 basis points. We may seek additional variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, we would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.
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
None
Item 3. Defaults upon Senior Securities.
None
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
None

Item 6. Exhibits.

Exhibit No.	Description
3.1	Declaration of Trust of the Company, as amended (1)

3.2	Fourth Amendment to Declaration of Trust (2)

3.3	Amended and Restated By-Laws of the Company (3)

4.1	Voting Trust Agreement between the Company and Yale University dated February 27, 2002 (4)

10.63	Loan Agreement between Acadia Merrillville Realty, L.P. and Bear Sterns Commercial Mortgage, Inc. dated July 2, 2007 (8)

10.64	Promissory Note between Acadia Merrillville Realty, L.P. and Bear Sterns Commercial Mortgage, Inc. dated July 2, 2007 (8)

10.65	Loan Agreement Note between APA 216th Street LLC and Bank of America, N.A. dated September 11, 2007 (8)

10.66	Promissory Note between APA 216th Street LLC and Bank of America, N.A. dated September 11, 2007 (8)

31.1	Certification of Chief Executive Officer pursuant to rule 13a—14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (8)

31.2	Certification of Chief Financial Officer pursuant to rule 13a—14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (8)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (8)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (8)

99.1	Amended and Restated Agreement of Limited Partnership of the Operating Partnership (5)

99.2	First and Second Amendments to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership (5)

99.3	Third Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership (6)

99.4	Fourth Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership (6)

99.5	Certificate of Designation of Series A Preferred Operating Partnership Units of Limited Partnership Interest of Acadia Realty Limited Partnership (7)

99.6	Certificate of Designation of Series B Preferred Operating Partnership Units of Limited Partnership Interest of Acadia Realty Limited Partnership (6)

Notes:

(1)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal Year ended December 31, 1994

(2)	Incorporated by reference to the copy thereof filed as an Exhibit to Company’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 1998

(3)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2005.

(4)	Incorporated by reference to the copy thereof filed as an Exhibit to Yale University’s Schedule 13D filed on September 25, 2002

(5)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Registration Statement on Form S-3 filed on March 3, 2000

(6)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2003

(7)	Incorporated by reference to the copy thereof filed as an Exhibit to Company’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 1997

(8)	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ACADIA REALTY TRUST

November 8, 2007	/s/ Kenneth F. Bernstein Kenneth F. Bernstein President and Chief Executive Officer (Principal Executive Officer)

November 8, 2007	/s/ Michael Nelsen

Michael Nelsen Senior Vice President and Chief Financial Officer (Principal Financial Officer)