Form 10-K
period 2007-12-31
ACADIA REALTY TRUST
filed 2008-02-29
CIK 899629

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

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
YES ☑     NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)
YES ☐           NO  ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $835.8 million, based on a price of $25.98 per share, the average sales price for the registrant’s shares of beneficial interest on the New York Stock Exchange on that date.
The number of shares of the registrant’s Common Shares of Beneficial Interest outstanding on February 29, 2008 was 32,184,462.
DOCUMENTS INCORPORATED BY REFERENCE
Part III – Portions of the registrant’s definitive proxy statement relating to its 2008 Annual Meeting of Shareholders presently scheduled to be held May 14, 2008 to be filed pursuant to Regulation 14A.

Form 10-K Report

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Annual Report on Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 and as such may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative thereof or other variations thereon or comparable terminology. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to those set forth under the heading “Item 1A. Risk Factors” in this Form 10-K. These risks and uncertainties should be considered in evaluating any forward-looking statements contained or incorporated by reference herein.

PART I
ITEM 1. BUSINESS
GENERAL
Acadia Realty Trust (the “Trust”) was formed on March 4, 1993 as a Maryland real estate investment trust (“REIT”). All references to “Acadia,” “we,” “us,” ”our,” and “Company” refer to Acadia Realty Trust and its consolidated subsidiaries. We are a fully integrated, self-managed and self-administered equity REIT focused primarily on the ownership, acquisition, redevelopment and management of retail properties, including neighborhood and community shopping centers and mixed-use properties with retail components. We currently operate 76 properties, which we own or have an ownership interest in. These assets are located primarily in the Northeast, Mid-Atlantic and Midwestern regions of the United States, which, in total, comprise approximately eight million square feet. We also have private equity investments in other retail real estate related opportunities including investments for which we provide operational support to the operating ventures in which we have a minority equity interest.
All of our investments are held by, and all of our operations are conducted through, Acadia Realty Limited Partnership (the “Operating Partnership”) and entities in which the Operating Partnership owns a controlling interest. As of December 31, 2007, the Trust controlled 98% of the Operating Partnership as the sole general partner. As the general partner, the Trust is entitled to share, in proportion to its percentage interest, in the cash distributions and profits and losses of the Operating Partnership. The limited partners represent entities or individuals, which contributed their interests in certain properties or entities to the Operating Partnership in exchange for common or preferred units of limited partnership interest (“Common OP Units” or “Preferred OP Units”). Limited partners holding Common OP Units are generally entitled to exchange their units on a one-for-one basis for our common shares of beneficial interest (“Common Shares”). This structure is referred to as an umbrella partnership REIT or “UPREIT”.
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
Investment Strategy — External Growth through Opportunistic Acquisition Platforms
The requirements that acquisitions be accretive on a long-term basis based on our cost of capital, as well as increase the overall portfolio quality and value, are core to our acquisition program. As such, we constantly evaluate the blended cost of equity and debt and adjust the amount of acquisition activity to align the level of investment activity with capital flows. We may also engage in discussions with public and private entities regarding business combinations. In addition to our direct investments in real estate assets, we have also capitalized on our expertise in the acquisition, redevelopment, leasing and management of retail real estate by establishing discretionary opportunity fund joint ventures in which we earn, in addition to a return on our equity interest and carried interest (“Promote”), fees and priority distributions for our services. To date, we have launched three discretionary opportunity fund joint ventures, Acadia Strategic Opportunity Fund, LP (“Fund I”), Acadia Strategic Opportunity Fund II, LLC (“Fund II”) and Acadia Strategic Opportunity Fund III, LLC (“Fund III”). Due to our control, we consolidate these funds.
Fund I
During September of 2001, we and four of our institutional shareholders formed a joint venture, Fund I, and during August of 2004 formed a limited liability company, Acadia Mervyn Investors I, LLC (“Mervyns I”), whereby the investors committed $70.0 million for the purpose of acquiring real estate assets. The Operating Partnership committed an additional $20.0 million in the aggregate to Fund I and Mervyns I, as the general partner with a 22% interest. In addition to a pro-rata return on its invested equity, the Operating Partnership is entitled to a Promote based upon certain investment return thresholds. Cash flow is distributed pro-rata to the partners (including the Operating Partnership) until they have received a 9% cumulative return (“Preferred Return”) on, and a return of all capital contributions.

Thereafter, remaining cash flow is distributed 80% to the partners (including the Operating Partnership) and 20% to the Operating Partnership as a Promote. The Operating Partnership also earns fees and/or priority distributions for asset management services equal to 1.5% of the allocated invested equity, as well as for property management, leasing and construction services. All such fees and priority distributions are reflected as a reduction in the minority interest share in income from opportunity funds in the Consolidated Financial Statements beginning on page F-1 of this Form 10-K.
Our acquisition program was executed primarily through Fund I through June 2004. Fund I focused on targeting assets for acquisition that had superior in-fill locations, restricted competition due to high barriers of entry and in-place below-market anchor leases with the potential to create significant additional value through re-tenanting, timely capital improvements and property redevelopment.
On January 4, 2006, Fund I recapitalized a one million square foot retail portfolio located in Wilmington Delaware (“Brandywine Portfolio”) through a merger of interests with affiliates of GDC Properties (“GDC”). The Brandywine Portfolio was recapitalized through a “cash-out” merger of the 77.8% interest, which was previously held by the institutional investors in Fund I, to GDC at a valuation of $164.0 million. The Operating Partnership, through a subsidiary, retained its existing 22.2% interest and continues to operate the Brandywine Portfolio and earn fees for such services. At the closing of the merger, the Fund I investors received a return of all of their capital invested in Fund I and their unpaid preferred return, thus triggering the payment to the Operating Partnership of its additional 20% Promote in all future Fund I distributions. During June 2006, the Fund I investors received $36.0 million of additional proceeds from this transaction following the replacement of bridge financing which they provided, with permanent mortgage financing, triggering $7.2 million in additional Promote due the Operating Partnership, which was paid from the Fund I investor’s share of the remaining assets in Fund I.
As of December 31, 2007, there were 29 assets comprising approximately 1.5 million square feet remaining in Fund I in which the Operating Partnership’s interest in cash flow and income has increased from 22.2% to 37.8% as a result of the Promote.
Fund II
Following our success with Fund I, during June of 2004 we formed a second, larger acquisition joint venture, Fund II, and during August of 2004, formed Acadia Mervyn Investors II, LLC (“Mervyns II”), with the investors from Fund I as well as two additional institutional investors. With $300.0 million of committed discretionary capital, Fund II and Mervyns II, combined, expect to be able to acquire up to $900.0 million of real estate assets on a leveraged basis. The Operating Partnership is the managing member with a 20% interest in Fund II and Mervyns II. The terms and structure of Fund II and Mervyns II are substantially the same as Fund I and Mervyns I with the exception that the Preferred Return is 8%. As of December 31, 2007, $182.0 million of Fund II’s capital was invested and the balance of $118.0 million was committed to existing investments.
As the demand for retail real estate has significantly increased in recent years, there has been a commensurate increase in selling prices. In an effort to generate superior risk-adjusted returns for our shareholders and fund investors, we have channeled our acquisition efforts through Fund II in two opportunistic strategies described below – the Retailer Controlled Property Venture and the New York Urban Infill Redevelopment Initiative.
Retailer Controlled Property Venture (the “RCP Venture”)
On January 27, 2004, through Funds I and II, we entered into the RCP Venture with Klaff Realty, L.P. (“Klaff”) and Lubert-Adler Management, Inc. (“Lubert-Adler”) for the purpose of making investments in surplus or underutilized properties owned by retailers. The expected size of the RCP Venture is approximately $300 million in equity, of which our share is $60 million, based on anticipated investments of approximately $1 billion. Each participant in the RCP Venture has the right to opt out of any potential investment. Affiliates of Mervyns I and II and Fund II have invested $55.4 million in the RCP Venture to date on a non-recourse basis. While we are not required to invest any additional capital into any of these investments, should additional capital be required and we elect not to contribute our share, our proportionate share in the investment will be reduced. As Fund I is fully invested, Fund II and Fund III will provide the remaining portion of our original share of the equity in future RCP Venture investments. Cash flow from any RCP investment is to be distributed to the partners until they have received a 10% cumulative return and a full return of all contributions. Thereafter, remaining cash flow is to be distributed 20% to Klaff (“Klaff’s Promote”) and 80% to the participants (including Klaff). The Operating Partnership may also earn market-rate fees for property management, leasing and construction services on behalf of the RCP Venture. While we are primarily a passive partner in the investments made through the RCP Venture, historically we have provided our support on reviewing potential acquisitions and operating and redevelopment assistance in areas where we have both a presence and expertise. We seek to invest opportunistically with the RCP Venture primarily in the following four ways:
–	Invest in operating retailers through private equity joint ventures

–	Work with financially healthy retailers to create value from their surplus real estate

–	Acquire properties, designation rights or other control of real estate or leases associated with retailers in bankruptcy

–	Complete sale leasebacks with retailers in need of capital
During 2004, we made our first RCP Venture investment with our participation in the acquisition of Mervyns. During 2006 and 2007, we made additional investments as further discussed in “—PROPERTY ACQUISITIONS” below.

New York Urban/Infill Redevelopment Initiative
During September of 2004, through Fund II, we launched our New York Urban Infill Redevelopment initiative. As retailers continue to recognize that many of the nation’s urban markets are underserved from a retail standpoint, we are poised to capitalize on this trend by investing in redevelopment projects in dense urban areas where retail tenant demand has effectively surpassed the supply of available sites. During 2004, Fund II, together with an unaffiliated partner, P/A Associates, LLC (“P/A”), formed Acadia-P/A Holding Company, LLC (“Acadia-P/A”) for the purpose of acquiring, constructing, developing, owning, operating, leasing and managing certain retail or mixed-use real estate properties in the New York City metropolitan area. P/A agreed to invest 10% of required capital up to a maximum of $2.2 million and Fund II, the managing member, agreed to invest the balance to acquire assets in which Acadia-P/A agrees to invest. See Item 7 of this Form 10K for further information on the Acadia P/A Joint Venture as detailed in “Liquidity and Capital Resources”. To date, Fund II has invested in nine projects, eight of which are in conjunction with P/A, as discussed further in “—PROPERTY ACQUISITIONS” below.
Fund III
Following the success of Fund I and the full investment of Fund II, we formed a third discretionary opportunity fund, Acadia Strategic Opportunity Fund III, LLC (“Fund III”) during 2007, with fourteen institutional investors, including a majority of the investors from Fund I and Fund II. With $503.0 million of committed discretionary capital, Fund III expects to be able to acquire or develop approximately $1.5 billion of assets on a leveraged basis. The Operating Partnership’s share of the committed capital is $100.0 million and it is the sole managing member with a 19.9% interest in Fund III. The terms and structure of Fund III are substantially the same as the previous Funds, including the Promote structure, with the exception that the Preferred Return is 6%. To date, Fund III has invested in two projects, one of which is under our New York Urban Infill Redevelopment Program, as discussed further in “PROPERTY ACQUISITIONS” in this Item 1 of this Form 10-K.
Other Investments
We may also invest in preferred equity investments, mortgage loans, other real estate interests and other investments. The mortgage loans in which we invest may be either first or second mortgages, where we believe the underlying value of the real estate collateral is in excess of its loan balance. As of December 31, 2007 our investments in first mortgages and mezzanine debt aggregated $57.7 million.
Capital Strategy — Balance Sheet Focus and Access to Capital
Our primary capital objective is to maintain a strong and flexible balance sheet through conservative financial practices while ensuring access to sufficient capital to fund future growth. We intend to continue financing acquisitions and property redevelopment with sources of capital determined by management to be the most appropriate based on, among other factors, availability, pricing and other commercial and financial terms. The sources of capital may include the issuance of public equity, unsecured debt, mortgage and construction loans, and other capital alternatives including the issuance of Operating Partnership Units. We manage our interest rate risk primarily through the use of fixed rate-debt and, where we use variable rate debt, we use certain derivative instruments, including LIBOR swap agreements and interest rate caps as discussed further in Item 7A of this Form 10-K.
During December of 2006 and January of 2007, we issued $115.0 million of 3.75% unsecured Convertible Notes (the “Notes”). Interest on the Notes is payable semi-annually. The Notes have an initial conversion rate of 32.4002 of our Common Shares for each $1,000 principal amount, representing a conversion price of approximately $30.86 per Common Share, or a conversion premium of approximately 20.0% based upon our Common Share price on the date of the issuance of the Notes. The Notes are redeemable for cash up to their principal amount plus accrued interest and, at our option, cash, our Common Shares, or a combination thereof with respect to the remainder, if any, of the conversion value in excess of the principal amount. The Notes mature December 15, 2026, although the holders of the Notes may require the Company to repurchase their Notes, in whole or in part, on December 20, 2011, December 15, 2016, and December 15, 2021. After December 20, 2011, we have the right to redeem the Notes in whole or in part at any time. The $112.1 million in proceeds, net of related costs, were used to retire variable rate debt, provide for future Fund capital commitments and for general working capital purposes.
During January 2007, we filed a shelf registration on Form S-3 providing for offerings of up to a total of $300.0 million of Common Shares, Preferred Shares and debt securities. To date, we have not issued any securities pursuant to this shelf registration.
Common and Preferred OP Unit Transactions
On January 27, 2004, we issued 4,000 Series B Preferred OP Units to Klaff in connection with the acquisition from Klaff of its rights to provide asset management, leasing, disposition, development and construction services for an existing portfolio of retail properties. These units have a stated value of $1,000 each and are entitled to a quarterly preferred distribution of the greater of (i) $13.00 (5.2% annually) per Preferred OP Unit or (ii) the quarterly distribution attributable to a Preferred OP Unit if such unit were converted into a Common OP Unit. The Preferred OP Units are convertible into Common OP Units based on the stated value of $1,000 divided by 12.82 at any time. Klaff may redeem them at par for either cash or Common OP Units (at our option). In 2007, Klaff converted all 4,000 Series B Preferred OP Units into 312,013 Common OP Units and ultimately into Common Shares.

Effective February 15, 2005, we acquired the balance of Klaff’s rights to provide the above services as well as certain potential future revenue streams. The consideration for this acquisition was $4.0 million in the form of 250,000 restricted Common OP Units, valued at $16 per unit, which are convertible into our Common Shares on a one-for-one basis after a five-year lock-up period. As part of this transaction we also assumed all operational and redevelopment responsibility for the Klaff Properties a year earlier than was contemplated in the January 2004 transaction.
Operating Strategy — Experienced Management Team with Proven Track Record
Our senior management team has decades of experience in the real estate industry. We believe our management team has demonstrated the ability to create value internally through anchor recycling, property redevelopment and strategic non-core dispositions. Our team has built several successful acquisition platforms including our New York Urban Infill Redevelopment Initiative and RCP Venture. We have also capitalized on our expertise in the acquisition, redevelopment, leasing and management of retail real estate by establishing joint ventures, such as Funds I, II and III, in which we earn, in addition to a return on our equity interest and Promote, fees and priority distributions.
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
We typically hold our core properties for long-term investment. As such, we continuously review the existing portfolio and implement programs to renovate and modernize targeted centers to enhance the property’s market position. This in turn strengthens the competitive position of the leasing program to attract and retain quality tenants, increasing cash flow and consequently property value. We also periodically identify certain properties for disposition and redeploy the capital to existing centers or acquisitions with greater potential for capital appreciation. Our core portfolio consists primarily of neighborhood and community shopping centers, which are generally dominant centers in high barrier-to-entry markets. The anchors at these centers typically pay market or below-market rents. Furthermore, supermarket and necessity-based retailers anchor the majority of our core portfolio. These attributes enable our properties to better withstand a weakening economy while also creating opportunities to increase rental income.
During 2007, 2006 and 2005 we sold seven non-core properties and redeployed the capital to acquire seven retail properties as further discussed in “—ASSET SALES AND CAPITAL/ASSET RECYCLING” below.
PROPERTY ACQUISITIONS
RCP Venture
Albertson’s
In June 2006, the RCP Venture made its second major investment with its participation in the acquisition of 699 stores from Albertson’s, the nation’s 2nd largest grocery and drug chain and 26 Cub Food stores. The total price paid by the investment consortium, which included Cerberus, Schottenstein and Kimco Realty, to Albertson’s for the portfolio was $1.9 billion, which was funded with $0.3 billion of equity and $1.6 billion of financing. Mervyns II’s share of equity invested totaled $20.7 million. The Operating Partnership’s share was $4.2 million. As with the Mervyns investment (see below), we anticipate investing in Albertsons add-on real estate opportunities.
During February of 2007, Mervyns II received cash distributions totaling approximately $44.4 million from its ownership position in Albertsons. The Operating Partnership’s share of this distribution amounted to approximately $8.9 million. The distributions primarily resulted from proceeds received by Albertsons in connection with its disposition of certain stores, refinancing of the remaining assets held in the entity and excess cash from operations. Mervyns II received additional distributions from this investment totaling $8.8 million during the balance of the year ended December 31, 2007. The Operating Partnership’s share of these distributions was $1.0 million.
For the years ended December 31, 2007 and 2006, Mervyns II made additional add-on investments in Albertson’s totaling $2.8 million and received distributions totaling $0.8 million in the aggregate from these add-on investments. The Operating Partnership’s share of such amounts was $0.4 million and $0.1 million, respectively.

Mervyns Department Stores
In September 2004, we made our first RCP Venture investment with our participation in the acquisition of Mervyns. Through Mervyns I and Mervyns II, we invested in the acquisition of Mervyns as part of an investment consortium of Sun Capital and Cerberus that acquired Mervyns from Target Corporation. As of the date of acquisition, Mervyns was a 257-store discount retailer with a very strong West Coast concentration. The total acquisition price was approximately $1.2 billion which was financed with $800 million of debt and $400 million of equity. Mervyns I and Mervyns II share of equity invested aggregated $23.9 million on a non-recourse basis and was divided equally between them. The Operating Partnership’s share was $4.9 million. During November 2007, Mervyns II made an additional investment of $2.2 million in Mervyns.
For the year ended December 31, 2005, Mervyns I and Mervyns II made add-on investments in Mervyns properties totaling $1.3 million. The Operating Partnerships share of this amount was $0.3 million.
During 2005, Mervyns made a distribution to the investors from the proceeds from the sale of a portion of the portfolio and the refinancing of existing debt, of which a total of $42.7 million was distributed to Mervyns I and Mervyns II. The Operating Partnership’s share of this distribution amounted to $10.2 million. In addition, during 2006, Mervyns distributed additional cash totaling $4.6 million. The Operating Partnership’s share of this distribution totaled $1.4 million.
Other Investments
During 2006, Fund II invested $1.1 million in Shopko, a regional multi-department retailer with 358 stores located throughout the Midwest, Mountain and Pacific Northwest and $0.7 million in Marsh, a regional supermarket chain operating 271 stores in central Indiana, Illinois and western Ohio. The Operating Partnership’s share of these investments totaled $0.2 million. For the year ended December 31, 2007, Fund II received a $1.1 million distribution from the Shopko investment, of which the Operating Partnership’s share was $0.2 million.
During July 2007, Mervyns II invested $2.7 million in REX Stores Corporation which is comprised of electronic retail stores located in 27 states. The Operating Partnership’s share was $0.5 million.
The following table summarizes the RCP Venture investments from inception through December 31, 2007:

					Operating Partnership Share
(dollars in millions)		Year	Invested		Invested
Investor	Investment	acquired	capital	Distributions	capital	Distributions
Mervyns I and Mervyns II	Mervyns	2004	$26.1	$46.0	$4.9	$11.3
Mervyns I and Mervyns II	Mervyns add-on investments	2005	1.3	1.3	0.3	0.3
Mervyns II	Albertson’s	2006	20.7	53.2	4.2	9.8
Mervyns II	Albertson’s add-on investments	2006/2007	2.8	0.8	0.4	0.1
Fund II	Shopko	2006	1.1	1.1	0.2	0.2
Fund II	Marsh	2006	0.7	—	0.1	—
Mervyns II	Rex	2007	2.7	—	0.5	—

Total			$55.4	$102.4	$10.6	$21.7

New York Urban/Infill Redevelopment Initiative
Sheepshead Bay - During November of 2007, Fund III acquired a property in Sheepshead Bay, Brooklyn for approximately $20.0 million. Our redevelopment plan includes the demolition of the existing structures and the construction of a 240,000 square foot shopping center on the site. The total cost of the redevelopment, including acquisition costs, is expected to be approximately $109.0 million.
Canarsie — During October of 2007, Acadia P/A acquired a 530,000 square foot warehouse building in Canarsie, Brooklyn for approximately $21.0 million. The development plan for this property includes the demolition of a portion of the warehouse and the construction of a 320,000 square foot mixed-use project consisting of retail, office, cold-storage and self-storage. The total cost of the redevelopment, including acquisition costs, is expected to be approximately $70.0 million.

CityPoint – During February of 2007, Acadia-P/A entered into an agreement for the purchase of the leasehold interest in The Gallery at Fulton Street in downtown Brooklyn. The fee position in the property is owned by the City of New York and the agreement includes an option to purchase this fee position at a later date. Acadia P/A has partnered with MacFarlane Partners (“MacFarlane”) to co-develop the project. On June 13, 2007, Acadia P/A and MacFarlane acquired the leasehold interest for approximately $115.0 million. Redevelopment plans for the property, renamed as CityPoint, include the demolition of the existing structure and the development of a 1.6 million square foot mixed-use complex. The proposed development calls for the construction of a combination of retail, office and residential components, all of which are currently allowed as of right. Acadia P/A, together with MacFarlane, will develop and operate the retail component, which is anticipated to total 475,000 square feet of retail space. Acadia P/A will also participate in the development of the office component with MacFarlane, which is expected to include at least 125,000 square feet of office space. MacFarlane plans to develop and operate up to 1,000 residential units with underground parking. Acadia P/A does not plan on participating in the development of, or have an ownership interest in, the residential component of the project.
Atlantic Avenue – During May 2007, we, through Fund II and in partnership with a self-storage partner at several of the other New York urban projects, acquired a property on Atlantic Avenue in Brooklyn, New York for $5.0 million. Redevelopment plans for the property call for the demolition of the existing structure and the construction of a modern climate controlled self-storage facility consisting of approximately 110,000 square feet.
Liberty Avenue — On December 20, 2005, Acadia-P/A acquired the remaining 40-year term of a leasehold interest in land located at Liberty Avenue and 98th Street in Queens (Ozone Park). Development of this project is complete and includes approximately 30,000 square feet of retail anchored by a CVS drug store, which is open and operating. The project also includes a 95,000 square foot self-storage facility, which is open and currently operated by Storage Post. Storage Post is a partner in the self-storage complex, and is anticipated to be a partner in future retail projects in New York City where self-storage will be a potential component of the redevelopment. The total cost to Acadia P/A of the redevelopment was approximately $15 million.
216th Street — On December 1, 2005, Acadia-P/A acquired a 65,000 square foot parking garage located at 10th Avenue and 216th Street in the Inwood section of Manhattan for $7.0 million. During 2007, construction of the 60,000 square foot office building was completed and we relocated an agency of the City of New York, which was a tenant at another of our Urban/Infill Redevelopment projects. Inclusive of acquisition costs, total costs to Acadia P/A for the project, which also includes a 100-space rooftop parking deck, was approximately $27 million.
161st Street — On August 5, 2005, Acadia-P/A purchased 244-268 161st Street located in the Bronx for $49.3 million, inclusive of closing costs. The ultimate redevelopment plan for the property, a 100% occupied, 10-story office building, is to reconfigure the property so that approximately 50% of the income from the building will eventually be derived from retail tenants. Additional redevelopment costs to Acadia P/A are anticipated to be approximately $16 million.
4650 Broadway — On April 6, 2005, Acadia-P/A acquired 4650 Broadway located in the Washington Heights/Inwood section of Manhattan. The property, a 140,000 square foot building, which was occupied by an agency of the City of New York and a commercial parking garage, was acquired for a purchase price of $25.0 million. During 2007 we relocated the office tenant to Acadia P/A’s 216th St. redevelopment as discussed above. We are currently reviewing various alternatives to redevelop the site to include retail and office components totaling over 216,000 square feet. Expected costs for Acadia P/A to complete the redevelopment are estimated at $30.0 million.
Pelham Manor — On October 1, 2004, Acadia-P/A entered into a 95-year, inclusive of extension options, ground lease to redevelop a 16-acre site in Pelham Manor, Westchester County, New York. We have demolished the existing industrial and warehouse buildings, and are constructing a multi-anchor community retail center at a total estimated cost of $45.0 million.
Fordham Road — On September 29, 2004, Acadia-P/A purchased 400 East Fordham Road, Bronx, New York. Sears, a former tenant that operated on four levels at this property, has signed a new lease to occupy only the concourse level after redevelopment. We have commenced redevelopment at this site, which is expected to include four levels of retail and office space totaling 285,000 square feet when completed. The total cost of the project to Acadia P/A, including the acquisition cost of $30 million, is expected to be $120.0 million.
Other investments
In addition to the New York Urban/Infill projects discussed above, through Fund II and Fund III, we also acquired the following:
During November 2007, Fund III acquired 125 Main Street, Westport, Connecticut for approximately $17.0 million. Our plan is to redevelop the existing building into 30,000 square feet of retail, office and residential use.
During November 2005, Fund II acquired a ground lease interest in a 112,000 square foot building occupied by Neiman Marcus. The property is located at Oakbrook Center, a super-regional Class A mall located in the Chicago Metro area. The ground lease was acquired for $6.9 million, including closing and other acquisition costs.
During July 2005, Fund II acquired for $1.0 million, a 50% equity interest in an entity which has a leasehold interest in a former Levitz Furniture store located in Rockville, Maryland.

Fund I
To date, through Fund I we have purchased a total of 35 assets totaling approximately 3.0 million square feet. During January 2006, we recapitalized the Brandywine Portfolio as discussed further in “—BUSINESS OBJECTIVES AND STRATEGIES”. Following the recapitalization of the Brandywine Portfolio and the sale of Amherst Marketplace and Sheffield Crossing as discussed below, there are 29 assets comprising 1.5 million square feet remaining in Fund I, (in which the Operating Partnership’s interest in cash flow and income has increased from 22.2% to 37.8% as a result of the Promote) as follows:

		Year
Shopping Center	Location	acquired	GLA
New York Region New York Tarrytown Centre	Westchester	2004	35,291
Mid-Atlantic Region Virginia Haygood Shopping Center	Virginia Beach	2004	178,533
Midwest Region Ohio Granville Centre	Columbus	2002	134,997
Michigan
Sterling Heights Shopping Center	Detroit	2004	154,835
Various Regions Kroger/Safeway Portfolio	Various	2003	1,018,100

Total			1,521,756

During November 2007, Fund I sold Amherst Marketplace and Sheffield Crossing, community shopping centers in Ohio, for $26.0 million, resulting in a $7.5 million gain.
In November 2006, Fund I acquired the remaining 50% interest from our unaffiliated partner in the Tarrytown Centre for $3.5 million.
During February 2006, Fund I finalized an agreement with our unaffiliated partner in the Hitchcock Plaza whereby we converted our common equity interest in the properties to a preferred equity position with a 15% preferred return payable currently and a 20% profit interest after all invested capital and preferred returns are paid. In connection with this agreement, our partner assumed all operational, redevelopment and leasing responsibilities. In August 2007, the Operating Partnership provided a $5.6 million loan to the third party investor in Hitchcock Plaza who invested the proceeds into the partnership and were used to liquidate Fund I’s preferred equity investment and cumulative preferred return. Fund I retains a 20% profits interest, behind the return of our partner’s equity and cumulative preferred return.
Core Portfolio
During March of 2007, the Operating Partnership purchased a 52,000 square foot single-tenant building located at 1545 East Service Road in Staten Island, New York for $17.0 million.
During March of 2007, the Operating Partnership purchased a retail commercial condominium at 200 West 54th Street located in Manhattan, New York. The 10,000 square foot property was acquired for $36.4 million.
During September of 2006, the Operating Partnership purchased 2914 Third Avenue in the Bronx, New York for $18.5 million. The 41,305 square foot property is 100% leased and is located in a densely populated, high barrier-to-entry, infill area.
During June of 2006, the Operating Partnership purchased 8400 and 8625 Germantown Road in Philadelphia, Pennsylvania for $16.0 million.
During January of 2006, the Operating Partnership closed on a 20,000 square foot retail building in the Lincoln Park district in Chicago. The property was acquired from an affiliate of Klaff for $9.9 million.
During January of 2006, the Operating Partnership acquired a 60% interest in the A&P Shopping Plaza located in Boonton, New Jersey. The property, located in northeastern New Jersey, is a 63,000 square foot shopping center anchored by a 49,000 square foot A&P Supermarket. The remaining 40% interest is owned by a principal of P/A. The interest was acquired for $3.2 million.
During July 2005 the Operating Partnership purchased 4343 Amboy Road located in Staten Island, New York for $16.6 million in cash and $0.2 million in Common OP Units. The property, a 60,000 square foot neighborhood shopping center, is anchored by a Waldbaum’s supermarket and a Duane Reade drug store, and is subject to a 23-year ground lease.

Other Investments
During March of 2005 the Operating Partnership invested $20.0 million in a preferred equity position (“Preferred Equity Investment”) in Levitz SL, L.L.C. (“Levitz SL”), the owner of fee and leasehold interests in 30 current or former Levitz Furniture Store locations (the “Levitz Properties”), totaling 2.5 million square feet.
During June 2006, the Operating Partnership converted the Preferred Equity Investment to a first mortgage loan and advanced additional proceeds bringing the total outstanding amount to $31.3 million. The loan matures on May 31, 2008 and bears interest at a rate of 10.5%. During 2006, Levitz SL sold one of the Levitz Properties located in Northridge, California and used $20.4 million of the proceeds to pay down the loan. During 2007, Levitz SL sold an additional Levitz Property located in St. Paul Minnesota and used $4.8 million of the proceeds to pay down the first mortgage loan. As of December 31, 2007, the loan balance amounted to $6.1 million and was secured by fee and leasehold mortgages as well as a pledge of the entities owning 13 of the remaining Levitz Properties totaling 1.3 million square feet. Although Levitz Furniture filed for Chapter 7 bankruptcy protection during November 2007, we believe the underlying value of the real estate is sufficient to recover the principal and interest due under the mortgage.
ASSET SALES AND CAPITAL/ASSET RECYCLING
We periodically identify certain properties for disposition and redeploy the capital to existing centers or acquisitions with greater potential for capital appreciation. Since January 1, 2005, we have sold the following core portfolio assets:

				Sales price
				(dollars in
Shopping Center	Location	Date sold	GLA	thousands)
Colony and GHT Apartments	Columbia, Missouri	December 2007	625,545	$15,512
Soundview Marketplace	Long Island, New York	December 2006	183,815	24,000
Bradford Towne Centre	Towanda, Pennsylvania	November 2006	257,123	16,000
Greenridge Plaza	Scranton, Pennsylvania	November 2006	191,767	10,600
Pittston Plaza	Pittston, Pennsylvania	November 2006	79,498	6,000
Luzerne Street Shopping Center	Scranton, Pennsylvania	November 2006	58,035	3,600
Berlin Shopping Center	Central New Jersey	July 2005	188,688	4,000

Total			1,584,471	$79,712

Proceeds from these sales in part have been used to fund the core portfolio acquisitions as discussed in “—PROPERTY ACQUISITIONS” above.
PROPERTY REDEVELOPMENT AND EXPANSION
Our redevelopment program focuses on selecting well-located neighborhood and community shopping centers within our core portfolio and creating significant value through re-tenanting and property redevelopment.
During 2006, we commenced the redevelopment and re-tenanting of the Bloomfield Town Square, located in Bloomfield Hills, Michigan. A former out-parcel building was demolished and replaced with a 17,500 square foot building now occupied by Drexel Heritage and Panera Bread. The new tenants opened and commenced paying rent during 2006, and are paying a combined base rent at a 127% increase over that of the former tenant. In addition, we have leased approximately 26,000 square feet to Circuit City, which opened and commenced paying rent during September of 2007 at a 79% increase over that of the former tenants. Total costs for this project were $4.6 million.
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

FINANCIAL INFORMATION ABOUT MARKET SEGMENTS
We have three reportable segments: core portfolio, opportunity funds and other, which primarily consists of management fee income and interest income. We evaluate property performance primarily based on net operating income before depreciation, amortization and certain non-recurring items. Investments in our core portfolio are typically held long-term. Given the finite life of the opportunity funds, these investments are typically held for shorter terms. Fees earned by us as general partner/member of the opportunity funds are eliminated in our consolidated financial statements. We do not have any foreign operations. We previously reported two reportable segments, retail properties and multi-family properties. During December of 2007, we sold the majority of our multi-family properties and realigned our segments to reflect the way we now manage our business. See Note 3 to our consolidated financial statements, which begin on page F-1 of this Form 10-K for certain information regarding each of our segments.
CORPORATE HEADQUARTERS AND EMPLOYEES
Our executive offices are located at 1311 Mamaroneck Avenue, Suite 260, White Plains, New York 10605, and our telephone number is (914) 288-8100. As of December 31, 2007, we had 142 employees, of which 120 were located at our executive office, six at the Pennsylvania regional office and the remaining property management personnel were located on-site at our properties.
COMPANY WEBSITE
All of our filings with the Securities and Exchange Commission, including our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge at our website at www.acadiarealty.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. These filings can also be accessed through the Securities and Exchange Commission’s website at www.sec.gov. Alternatively, we will provide paper copies of our filings free of charge upon request. Information included or referred to on our website is not incorporated by reference in or otherwise a part of this Form 10-K.
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
We derive significant revenues from certain anchor tenants that occupy space in more than one center. We could be adversely affected in the event of the bankruptcy or insolvency of, or a downturn in the business of, any of our major tenants, or in the event that any such tenant does not renew its leases as they expire or renews at lower rental rates. Vacated anchor space not only would reduce rental revenues if not re-tenanted at the same rental rates but also could adversely affect the entire shopping center because of the loss of the departed anchor tenant’s customer drawing power. Loss of customer drawing power also can occur through the exercise of the right that most anchors have to vacate and prevent re-tenanting by paying rent for the balance of the lease term, or the departure of an anchor tenant that owns its own property. In addition, in the event that certain major tenants cease to occupy a property, such an action may result in a significant number of other tenants having the right to terminate their leases, or pay a reduced rent based on a percentage of the tenant’s sales, at the affected property, which could adversely affect the future income from such property. See “Item 2. Properties—Major Tenants” for quantified information with respect the percentage of our minimum rents received from major tenants.
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
Our opportunity fund investments may involve risks not otherwise present for investments made solely by us, including the possibility that our joint venture partner might have different interests or goals than we do. Other risks of joint venture investments include impasse on decisions, such as a sale, because neither we nor a joint venture partner would have full control over the joint venture. Also, there is no limitation under our organizational documents as to the amount of funds that may be invested in joint ventures.
Through our investments in joint ventures we have also invested in operating businesses that have operational risk in addition to the risks associated with real estate investments, including among other risks, human capital issues, adequate supply of product and material, and merchandising issues.
During 2007 and 2006, our joint ventures provided Promote income. There can be no assurance that the joint ventures will continue to operate profitably and thus provide additional Promote income in the future.
Under the terms of our Fund III joint ventures, we are required to first offer to Fund III all of our opportunities to acquire retail shopping centers. Only if (i) our joint venture partner elects not to approve Fund III’s pursuit of an acquisition opportunity; (ii) the ownership of the acquisition opportunity by Fund III would create a material conflict of interest for us; (iii) we require the acquisition opportunity for a “like-kind” exchange; or (iv) the consideration payable for the acquisition opportunity is our Common Shares, OP Units or other securities, may we pursue the opportunity directly. As a result, we may not be able to make attractive acquisitions directly and may only receive a minority interest in such acquisitions through Fund III.
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
Since January 1, 2004, there have been three significant tenant bankruptcies within our portfolio:

On January 14, 2004, KB Toys (“KB”) filed for protection under Chapter 11 Bankruptcy. KB operated in five locations in our core portfolio totaling approximately 41,000 square feet. Rental revenues from KB at these locations aggregated $0.3 million for each of the years ended December 31, 2007, 2006 and 2005, respectively. KB rejected the lease at three of these locations and continues to operate in two of our core portfolio locations but has neither assumed nor rejected these two leases.
On September 27, 2007, the Bombay Company, Inc. (“Bombay”) filed for protection under Chapter 11 Bankruptcy. Bombay operated in one of our core portfolio locations, leasing 8,965 square feet. Rental revenues from Bombay totaled $0.2 million for the years ended December 31, 2007, 2006 and 2005, respectively. Bombay has rejected the lease at this location.
On June 11, 2007, Tweeter Home Entertainment Group, Inc. (“Tweeter”) filed for protection under Chapter 11 Bankruptcy. Tweeter is operating in one of our core portfolio locations, leasing 12,799 square feet. Rental revenues from Tweeter totaled $0.3 million, $0.1 million and $0.0 million for the years ended December 31, 2007, 2006 and 2005, respectively. Tweeter has neither assumed or rejected the lease.
We could be adversely affected by poor market conditions where properties are geographically concentrated.
Our performance depends on the economic conditions in markets in which our properties are concentrated. We have significant exposure to the New York region, from which we derive 35% of the annual base rents within our Core portfolio. Our operating results could be adversely affected if market conditions, such as an oversupply of space or a reduction in demand for real estate, in this area become more competitive relative to other geographic areas.
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
Recent disruptions in the financial markets could affect our ability to obtain debt financing on reasonable terms and have other adverse effects on us.
The United States credit markets have recently experienced significant dislocations and liquidity disruptions which have caused the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the debt markets, making financing terms for borrowers less attractive, and in certain cases have resulted in the unavailability of certain types of debt financing. Continued uncertainty in the credit markets may negatively impact our ability to access additional debt financing at reasonable terms, which may negatively affect our ability to make acquisitions. A prolonged downturn in the credit markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly. In addition, these factors may make it more difficult for us to sell properties or may adversely affect the price we receive for properties that we do sell, as prospective buyers may experience increased costs of debt financing or difficulties in obtaining debt financing. These events in the credit markets have also had an adverse effect on other financial markets in the United States, which may make it more difficult or costly for us to raise capital through the issuance of our equity securities. These disruptions in the financial markets may have other adverse effects on us or the economy generally.

We could become highly leveraged, resulting in increased risk of default on our obligations and in an increase in debt service requirements, which could adversely affect our financial condition and results of operations and our ability to pay distributions.
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
Interest expense on our variable debt as of December 31, 2007 would increase by $1.2 million annually for a 100 basis point increase in interest rates. We may seek additional variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, we would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.
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
We have pursued, and may in the future continue to pursue extensive growth opportunities, which may result in significant demands on our operational, administrative and financial resources.
We have pursued extensive growth opportunities. This expansion has placed significant demands on our operational, administrative and financial resources. The continued growth of our real estate portfolio can be expected to continue to place a significant strain on our resources. Our future performance will depend in part on our ability to successfully attract and retain qualified management personnel to manage the growth and operations of our business and to finance such acquisitions. In addition, acquired properties may fail to operate at expected levels due to the numerous factors that may affect the value of real estate. There can be no assurance that we will have sufficient resources to identify and manage acquired properties or otherwise be able to maintain our historic rate of growth.
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
Acquisitions of additional properties entail the risk that investments will fail to perform in accordance with expectations, including operating and leasing expectations. Redevelopment is subject to numerous risks, including risks of construction delays, cost overruns or uncontrollable events that may increase project costs, new project commencement risks such as the receipt of zoning, occupancy and other required governmental approvals and permits, and the incurrence of development costs in connection with projects that are not pursued to completion.
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
Ten institutional shareholders own 5% or more individually, and 67.9% in the aggregate, of our Common Shares. A significant concentration of ownership may allow an investor to exert a greater influence over our management and affairs and may have the effect of delaying, deferring or preventing a change in control of us.
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
Our success depends on the contribution of key management members. The loss of the services of Kenneth F. Bernstein, President and Chief Executive Officer, or other key executive-level employees could have a material adverse effect on our results of operations. We have entered into an employment agreement with Mr. Bernstein; however, it could be terminated by Mr. Bernstein. We have not entered into employment agreements with other key executive level employees.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES.
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
As of December 31, 2007, we owned and operated 51 commercial properties as part of our core portfolio and opportunity fund portfolios. The properties are primarily neighborhood and community shopping centers, mixed-use centers and one multi-family property. Ten of these properties are currently under redevelopment. Our shopping centers, which total approximately 7.5 million square feet of gross leaseable area (“GLA”), are located in 13 states and are generally well-established, anchored community and neighborhood shopping centers. The operating properties are diverse in size, ranging from approximately 10,000 to 875,000 square feet with an average size of 150,000 square feet. As of December 31, 2007, our core portfolio and the opportunity fund portfolios (excluding properties under redevelopment) were 94.9% and 93.7% occupied, respectively. Our shopping centers are typically anchored by supermarkets or value-oriented retail.
We had 545 leases as of December 31, 2007. A majority of our rental revenues were from national tenants. A majority of the income from the properties consists of rent received under long-term leases. These leases generally provide for the payment of fixed minimum rent monthly in advance and for the payment by tenants of a pro-rata share of the real estate taxes, insurance, utilities and common area maintenance of the shopping centers. Minimum rents and expense reimbursements accounted for approximately 84% of our total revenues for the year ended December 31, 2007.
As of December 31, 2007, approximately 35% of our existing leases also provided for the payment of percentage rents either in addition to, or in place of, minimum rents. These arrangements generally provide for payment to us of a certain percentage of a tenant’s gross sales in excess of a stipulated annual amount. Percentage rents accounted for approximately 1% of the total 2007 revenues of the Company.
Seven of our shopping center properties are subject to long-term ground leases in which a third party owns and has leased the underlying land to us. We pay rent for the use of the land at seven locations and are responsible for all costs and expenses associated with the building and improvements at all seven locations.
No individual property contributed in excess of 10% of our total revenues for the years ended December 31, 2007, 2006 and 2005. Reference is made to our consolidated financial statements beginning on page F-1 of this Annual Report on form 10-K for information on the mortgage debt pertaining to our properties. The following sets forth more specific information with respect to each of our shopping centers at December 31, 2007:

		Year			Occupancy (1)	Anchor Tenants
		Constructed (C)	Ownership		%	Current Lease Expiration/
Shopping Center	Location	Acquired (A)	Interest	GLA	12/31/07	Lease Option Expiration
Core Portfolio
New York Region
Connecticut
239 Greenwich Avenue	Greenwich	1998 (A)	Fee	16,834(3)	100%	Restoration Hardware 2014/2024
						Coach 2016/2021
New Jersey
Elmwood Park Shopping	Elmwood Park	1998 (A)	Fee	149,491	100%	A&P 2017/2052
Center						Walgreen’s 2022/2062
A&P Shopping Plaza	Boonton	2006 (A)	Fee	62,908	100%	A&P 2024/2069
New York
Village Commons Shopping	Smithtown	1998 (A)	Fee	87,169	98%	Daffy’s 2008/2028
Center
Branch Shopping Plaza	Smithtown	1998 (A)	LI (4)	125,751	99%	A&P 2013/2028
						CVS 2010/—
Amboy Road	Staten Island	2005 (A)	LI (4)	60,090	100%	A&P/Waldbaum’s 2028/—
						Duane Reade 2008/2018
Bartow Avenue	Bronx	2005 (C)	Fee	14,676	87%	Sleepy’s 2009/2014
Pacesetter Park Shopping	Pomona	1999 (A)	Fee	96,698	93%	Stop & Shop 2020/2040
Center
2914 Third Avenue	Bronx	2006 (A)	Fee	42,400	79%	Dr. J’s 2021/—
West Shore Expressway	Staten Island	2007 (A)	Fee	55,000	100%	LA Fitness 2021/—
West 54th Street	Manhattan	2007 (A)	Fee	9,945	82%	Stage Deli 2011/—
Crossroads Shopping	White Plains	1998 (A)	JV (7)	310,624	97%	A&P/Waldbaum’s 2012/2032
Center						Kmart 2012/2032
						B. Dalton 2012/2022
						Modell’s 2009/2019
						Pier 1 2012/—
						Pay Half 2007/—

Total New York Region				1,031,586	97%

New England
Connecticut
Town Line Plaza	Rocky Hill	1998 (A)	Fee	206,356(2)	99%	Stop & Shop 2023/2063
						Wal-Mart(2)
Massachusetts
Methuen Shopping	Methuen	1998 (A)	LI/Fee (4)	130,021	100%	DeMoulas Market 2015/2020
Center						Wal-Mart 2012/2052
Crescent Plaza	Brockton	1984 (A)	Fee	218,141	99%	Shaw’s 2012/2042
						Home Depot 2021/2056
New York
New Loudon Center	Latham	1982 (A)	Fee	255,826	100%	Price Chopper 2015/2035
						Marshall’s 2014/2029
						Bon Ton 2014/2034
						Raymour and Flanigan 2019/2034
						AC Moore 2009/2024
Rhode Island
Walnut Hill Plaza	Woonsocket	1998 (A)	Fee	284,717	89%	Shaw’s 2013/2028
						Sears 2008/2033
						CVS 2009/2014
Vermont
The Gateway Shopping	South	1999 (A)	Fee	101,784	96%	Shaw’s 2024/2053
Center	Burlington

Total New England Region				1,196,845	97%

		Year			Occupancy (1)	Anchor Tenants
		Constructed (C)	Ownership		%	Current Lease Expiration/
Shopping Center	Location	Acquired (A)	Interest	GLA	12/31/07	Lease Option Expiration
Midwest
Illinois
Hobson West Plaza	Naperville	1998 (A)	Fee	98,908	98%	Bobak’s Market & Restaurant 2012/2032
Clark Diversey	Chicago	2006 (A)	Fee	19,265	100%	Papyrus 2010/2015
						Starbucks 2010/2015
						Nine West 2009/—
						The Vitamin Shoppe 2014/2024
Indiana
Merrillville Plaza	Merrillville	1998 (A)	Fee	235,685	96%	TJ Maxx 2009/2014
						JC Penney 2008/2018
						Office Max 2008/2028
						K&G 2017/2027
						Pier 1 2009/—
						David’s Bridal 2010/2020
Michigan
Bloomfield Town Square	Bloomfield Hills	1998 (A)	Fee	232,181	98%	TJ Maxx 2009/2014
						Marshalls 2011/2026
						Home Goods 2010/2020
						Circuit City 2023/2038
						Office Max 2010/2025
Ohio
Mad River Station	Dayton	1999 (A)	Fee	155,838(6)	81%	Babies ‘R’ Us 2010/2020
						Office Depot 2010/—
						Pier 1 2010/—

Total Midwest Region				741,877	94%

Mid-Atlantic
New Jersey
Marketplace of Absecon	Absecon	1998 (A)	Fee	105,135	95%	Acme 2015/2055
						Eckerd Drug 2020/2040
Ledgewood Mall	Ledgewood	1983 (A)	Fee	517,151	89%	Wal-Mart 2019/2049
						Macy’s 2010/2025
						The Sport’s Authority 2012/2037
						Circuit City 2020/2040
						Marshalls 2014/2034
						Ashley Furniture 2010/2020
						Barnes and Noble 2010/2035
Delaware
Brandywine Town Center	Wilmington	2003(A)	JV (10)	874,908	98%	Drexel Heritage 2016/2026
						Michaels 2011/2026
						Old Navy (The Gap) 2011/2016
						PetSmart 2017/2042
						Thomasville Furniture 2011/2021
						Access Group 2015/2025
						Bed, Bath & Beyond 2014/2029
						Dick’s Sporting Goods 2013/2028
						Lowe’s Home Centers 2018/2048
						Regal Cinemas 2017/2037
						Target 2018/2058
						TransUnion Settlement 2013/2018
						Lane Home Furnishings 2015/2030
						MJM Designer 2015/2030
						World Market 2015/—
						Christmas Tree Shops 2028/2048
						Target Expansion 2011/2363
Market Square Shopping						TJ Maxx 2011/2016
Center	Wilmington	2003(A)	JV (10)	102,662	89%	Trader Joe’s 2013/2028
Naamans Road	Wilmington	2006 (C)	LI/JV (10) (4)	19,970	100%	Tweeters 2026/2046
Pennsylvania
Blackman Plaza	Wilkes-Barre	1968 (C)	Fee	125,264	93%	Kmart 2009/2049
						Eckerd 2016/—
Mark Plaza	Edwardsville	1968 (C)	LI/Fee (4)	216,401	93%	Redner’s Markets 2018/2028
						Kmart 2009/2049

		Year				Anchor Tenants
		Constructed (C)	Ownership		Occupancy (1)%	Current Lease Expiration/
Shopping Center	Location	Acquired (A)	Interest	GLA	12/31/07	Lease Option Expiration

Plaza 422	Lebanon	1972 (C)	Fee	155,149	69%	Home Depot 2028/2058
Route 6 Mall	Honesdale	1994 (C)	Fee	175,505	100%	Kmart 2020/2070
						Eckerd 2011/2026
						Fashion Bug 2016/—
Chestnut Hill (13)	Philadelphia	2006 (A)	Fee	40,570	100%	Borders 2010/2020
						Express 2009/—
						TJ Maxx 2010/2020
Abington Towne Center	Abington	1998 (A)	Fee	216,355(5)	99%	Target (5)

Total Mid-Atlantic Region				2,549,070	94%

Total Core Properties				5,519,378	95%

Opportunity Fund Portfolio

Fund I Properties
Ohio
Granville Centre	Columbus	2002(A)	JV (8)	134,997	41%	Lifestyle Family Fitness 2017/2027
Virginia
Haygood Shopping	Virginia Beach	2004(A)	JV (8)	178,533	93%	Eckerd Drug 2009/—
Center						Farm Fresh 2026/2101
						Marshalls 2017/—
New York
Tarrytown Shopping Center	Westchester	2004 (A)	JV (8)	35,291	85%	Walgreen’s 2080/—
VARIOUS REGIONS
Kroger/Safeway Portfolio	Various	2003 (A)	JV (8)	1,018,100	100%	25 Kroger/Safeway Supermarkets 2009/—
Total Fund I Properties				1,366,921	93%

Fund II Properties
Illinois
Oakbrook	Oakbrook	2005 (A)	JV (4) (9)	112,000	100%	Neiman Marcus 2011/2036
New York
Liberty Avenue	New York	2005 (A)	JV (4) (9)	17,088	100%	CVS 2032/2052
216th Street	New York	2005 (A)	JV (9)	60,000	100%	NY Dept. of Citywide Admin Svcs 2027/2042

Total Fund II Properties				189,088	100%

Total Opportunity Fund Operating Properties				1,556,009	94%

Properties under Redevelopment
Sterling Heights Shopping	Detroit	2004(A)	JV (8)	154,835	69%	Burlington Coat Factory 2024/—
Center						Rite-Aid 2026/2046
161st Street	Bronx	2005(A)	JV (9)	223,521	87%	City of New York 2011/—
400 E. Fordham Road	Bronx	2004(A)	JV (9)	-(11)	-(11)
Pelham Manor Shopping			LI/JV
Plaza	Westchester	2004(A)	(4) (9)	-(11)	-(11)
Sherman Avenue	New York	2005(A)	JV (9)	-(11)	-(11)
CityPoint	Brooklyn	2007(A)	JV (9)	-(11)	-(11)
Atlantic Ave	Brooklyn	2007(A)	JV (9)	-(11)	-(11)
Canarsie Plaza	Brooklyn	2007(A)	JV (9)	-(11)	-(11)
Westport	Westport	2007(A)	JV (12)	-(11)	-(11)
Sheepshead Bay	Brooklyn	2007(A)	JV (12)	-(11)	-(11)

Total Redevelopment Properties				378,356	80%

Notes:

(1)	Does not include space leased for which rent had not yet commenced as of December 31, 2007.

(2)	Includes a 97,300 square foot Wal-Mart which is not owned us.

(3)	In addition to the 16,834 square feet of retail GLA, this property also has 21 apartments comprising 14,434 square feet.

(4)	We are a ground lessee under a long-term ground lease.

(5)	Includes a 157,616 square foot Target Store that is not owned by the Company.

(6)	The GLA for this property includes 28,205 square feet of office space.

(7)	We have a 49% investment in this property.

(8)	We have invested in this asset through Fund I.

(9)	We have invested in this asset through Fund II.

(10)	We have invested in this asset with Ginsburg Development Corp. (GDC).

(11)	Under redevelopment.

(12)	We have invested in this asset through Fund III.

(13)	Property consists of two buildings.

MAJOR TENANTS
No individual retail tenant accounted for more than 6.3% of minimum rents for the year ended December 31, 2007 or 8.7% of total leased GLA as of December 31, 2007. The following table sets forth certain information for the 20 largest retail tenants based upon minimum rents in place as of December 31, 2007. The table includes leases related to our partial interest in 25 anchor-only leases with Kroger and Safeway supermarkets. The amounts below include our pro-rata share of GLA and annualized base rent for our partial ownership interest in properties (GLA and rent in thousands):

				Percentage of Total
	Number of			Represented by Retail Tenant
	Stores in		Annualized Base	Total Portfolio	Annualized Base
Retail Tenant	Portfolio	Total GLA	Rent (1)	GLA (2)	Rent (2)
A&P (Waldbaum’s)	5	216	$3,769	4.3%	6.3%
Albertson’s (Shaw’s, Acme)	4	220	3,013	4.4%	5.0%
T.J. Maxx (T.J. Maxx, Marshalls, Homegoods)	8	237	1,853	4.7%	3.1%
Sears (Sears, Kmart)	5	440	1,633	8.7%	2.7%
Wal-Mart	2	210	1,515	4.1%	2.5%
Ahold (Stop & Shop)	2	118	1,299	2.3%	2.2%
Kroger (3)	12	156	1,046	3.1%	1.8%
Safeway (4)	13	132	1,040	2.6%	1.7%
Home Depot	2	211	1,010	4.2%	1.7%
Circuit City	2	60	950	1.2%	1.6%
Price Chopper	1	77	804	1.5%	1.3%
Restoration Hardware	1	9	781	0.2%	1.3%
Sleepy’s	5	36	683	0.7%	1.1%
Federated (Macy’s)	1	73	651	1.4%	1.1%
Walgreens	2	21	615	0.4%	1.0%
CVS	4	31	562	0.6%	0.9%
Payless Shoesource	9	29	552	0.6%	0.9%
Limited Brands	1	13	510	0.3%	0.9%
JC Penney	1	50	495	1.0%	0.8%
Borders	1	19	482	0.4%	0.8%

Total	81	2,358	$23,263	46.7%	38.7%

Notes:

(1)	Base rents do not include percentage rents (except where noted), additional rents for property expense reimbursements, and contractual rent escalations due after December 31, 2007.

(2)	Represents total GLA and annualized base rent for our retail properties including our pro-rata share of joint venture properties.

(3)	Kroger has sub-leased four of these locations to supermarket tenants, two locations to a non-supermarket tenant and ceased operations at one other location. Kroger is obligated to pay rent through the full term of these leases, which expire in 2009.

(4)	Safeway has sub-leased seven of these locations to supermarket tenants, one location to a non-supermarket tenant and ceased operations at one other location. Safeway is obligated to pay rent through the full term of all these leases, which expire in 2009.

LEASE EXPIRATIONS
The following table shows scheduled lease expirations for retail tenants in place as of December 31, 2007, assuming that none of the tenants exercise renewal options. (GLA and Annualized Base Rent in thousands):
Core Portfolio:

		Annualized Base Rent (1)		GLA
	Number of	Current Annual	Percentage of	Square	Percentage
Leases maturing in	Leases	Rent	Total	Feet	of Total

2008	106	$8,134	11%	476	10%
2009	78	6,176	9%	550	11%
2010	65	6,259	9%	526	11%
2011	52	7,416	10%	330	7%
2012	42	5,534	8%	505	10%
2013	20	4,463	6%	266	5%
2014	24	4,806	7%	288	6%
2015	20	5,558	8%	336	7%
2016	12	1,762	2%	82	2%
2017	20	4,701	7%	212	4%
Thereafter	39	16,377	23%	1,414	27%

Total	478	$71,186	100%	4,985	100%

Opportunity Fund Portfolios:

		Annualized Base Rent (1)		GLA
	Number of	Current Annual	Percentage of	Square	Percentage
Leases maturing in	Leases	Rent	Total	Feet	of Total

2008	23	$523	3%	47	2%
2009	28	7,480	37%	1,036	60%
2010	4	190	1%	9	1%
2011	11	5,037	25%	290	16%
2012	8	748	4%	44	2%
2014	6	341	2%	14	1%
2015	2	47	0%	3	0%
2016	1	111	1%	8	0%
2017	3	741	4%	66	4%
Thereafter	9	4,668	23%	242	14%

Total	95	$19,886	100%	1,759	100%

Note:

(1)	Base rents do not include percentage rents, additional rents for property expense reimbursements, nor contractual rent escalations due after December 31, 2007.

GEOGRAPHIC CONCENTRATIONS
The following table summarizes our retail properties by region as of December 31, 2007. (GLA and Annualized Base Rent in thousands):

					Percentage of Total
				Annualized Base	Represented by
				Rent per	Region
		Occupied %	Annualized Base	Occupied Square		Annualized
Region	GLA (1)	(2)	Rent (2)	Foot	GLA	Base Rent
Core Properties:
New York Region (3)	1,032	97%	$24,654	$24.67	19%	35%
New England	1,197	97%	10,167	9.60	22%	14%
Midwest	742	94%	9,455	13.57	13%	13%
Mid-Atlantic	2,549	94%	26,910	12.07	46%	38%

Total core properties	5,520	95%	$71,186	$14.28	100%	100%

Opportunity Fund Properties:
Midwest (4)	247	68%	$1,488	$8.86	16%	10%
Mid-Atlantic (5)	179	93%	1,768	10.69	12%	12%
New York Region (6)	112	95%	4,095	38.23	7%	28%
Various (Kroger/Safeway Portfolio) (7)	1,018	100%	7,363	7.23	65%	50%

Total operating opportunity fund properties	1,556	94%	$14,714	$10.09	100%	100%

Fund Redevelopment Properties:
Midwest (8)	155	69%	$641	$6.02	40%	12%
New York Region (9)	224	87%	4,531	23.27	60%	88%

Total Fund redevelopment properties	379	80%	$5,172	$17.16	100%	100%

Notes:

(1)	Property GLA includes a total of 255,000 square feet, which is not owned by us. This square footage has been excluded for calculating annualized base rent per square foot.

(2)	The above occupancy and rent amounts do not include space which is currently leased, but for which rent payment had not yet commenced as of December 31, 2007.

(3)	We have a 49% interest in two partnerships, which together, own the Crossroads Shopping Center.

(4)	We have a 37.78% interest in future earnings and distributions from Fund I, which owns one property, and a 20% interest in Fund II, which owns one property.

(5)	We have a 37.78% interest in future earnings and distributions from Fund I, which has a 50% interest in a property.

(6)	We have a 37.78% interest in future earnings and distributions from Fund I, which owns one property, and a 20% interest in Fund II, which has a 98.6% interest in two properties.

(7)	Fund I portfolio of 25 triple-net, anchor-only leases with Kroger and Safeway supermarkets.

(8)	We have a 37.78% interest in future earnings and distributions from Fund I, which has a 50% interest in one property.

(9)	We have a 20% interest in Fund II, which has a 98.6% interest in one property.

KROGER/SAFEWAY PORTFOLIO
In January of 2003, Fund I formed a joint venture (the “Kroger/Safeway JV”) with an affiliate of real estate developer and investor AmCap Incorporated (“AmCap”) for the purpose of acquiring a portfolio of twenty-five supermarket leases for $48.9 million inclusive of the closing and other related acquisition costs. The portfolio, which aggregates approximately 1.0 million square feet, consists of 25 anchor-only leases with Kroger (12 leases) and Safeway supermarkets (13 leases). The majority of the properties are free-standing and all are triple-net leases. The Kroger/Safeway JV acquired the portfolio subject to long-term ground leases with terms, including renewal options, averaging in excess of 80 years, which are master leased to a non-affiliated entity. The primary lease terms end during 2009 (“Primary Term”). Rental options for the supermarket leases at the end of their Primary Term are at an average rent of $5.13 per square foot and for ten year increments through 2049. Although there is no obligation for the Kroger/Safeway JV to pay ground rent during the Primary Term, to the extent it exercises an option to renew a ground lease for a property at the end of the Primary Term, it will be obligated to pay an average ground rent of $1.55 per square foot.
The following table sets forth more specific information with respect to the 25 supermarket leases:

				Gross leasable		Rent upon
				area		initial option
Location	Tenant	Notes		(“GLA”)	Current rent	commencement
Great Bend, KS	Kroger Co.	(1	)(5)	48,000	$3.07	$2.40
Cincinnati, OH	Kroger Co.		(7)	32,200	6.90	5.36
Conroe, TX	Kroger Co.	(2	)(6)	75,000	5.92	4.60
Harahan, LA	Kroger Co.	(2	)(5)	60,000	5.90	4.61
Indianapolis, IN	Kroger Co.		(7)	34,000	4.99	3.87
Irving, TX	Kroger Co.		(4)	43,900	5.57	4.32
Pratt, KS	Kroger Co.	(1	)(5)	38,000	4.84	3.78
Roanoke, VA	Kroger Co.		(5)	36,700	11.09	8.62
Shreveport, LA	Kroger Co.		(5)	45,000	8.97	6.96
Wichita, KS	Kroger Co.	(1	)(5)	50,000	9.57	7.48
Wichita, KS	Kroger Co.	(1	)(6)	40,000	8.92	6.97
Atlanta, TX	Safeway	(3	)(5)	31,000	6.23	3.98
Batesville, AR	Safeway	(1	)(7)	29,000	8.94	5.72
Benton, AR	Safeway	(1	)(7)	33,500	7.36	4.71
Carthage, TX	Safeway	(1	)(4)	27,700	6.43	4.12
Little Rock, AR	Safeway	(1	)(7)	36,000	10.29	6.58
Longview, WA	Safeway		(4)	48,700	7.01	4.48
Mustang, OK	Safeway	(1	)(4)	30,200	6.49	4.15
Roswell, NM	Safeway	(2	)(6)	36,300	9.29	5.94
Ruidoso, NM	Safeway	(1	)(4)	38,600	9.33	5.97
San Ramon, CA	Safeway		(7)	54,000	7.76	4.96
Springerville, AZ	Safeway		(4)	30,500	7.56	4.83
Tucson, AZ	Safeway		(4)	41,800	7.32	4.68
Tulsa, OK	Safeway	(1	)(6)	30,000	7.75	4.96
Cary, NC	Kroger Co.	(3	)(4)	48,000	5.86	4.55

	Total			1,018,100

Notes:

(1)	The tenant is obligated to pay rent pursuant to the lease and has sub-leased this location to a supermarket sub-tenant.

(2)	The tenant is obligated to pay rent pursuant to the lease and has sub-leased this location to a non-supermarket sub-tenant.

(3)	The tenant is currently not operating at this location although they continue to pay rent in accordance with the lease.

(4)	The tenant has exercised its option to renew its lease.

(5)	The tenant has exercised its option to purchase the fee to this property during 2009.

(6)	The tenant has not exercised its option to renew the lease.

(7)	Renewal status pending
ITEM 3. LEGAL PROCEEDINGS:
We are involved in other various matters of litigation arising in the normal course of business. While we are unable to predict with any certainty the amounts involved, management is of the opinion that, when such litigation is resolved, our resulting net liability, if any, will not have a significant effect on our consolidated financial position or results of operations.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:
No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of 2007.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
(a) Market Information
The following table shows, for the period indicated, the high and low sales price for our Common Shares as reported on the New York Stock Exchange, and cash dividends declared during the two years ended December 31, 2007 and 2006:

			Dividend
Quarter Ended	High	Low	Per Share
2007
March 31, 2007	$28.14	$24.12	$0.2000
June 30, 2007	28.75	25.43	0.2000
September 30, 2007	27.93	21.19	0.2000
December 31, 2007	29.00	24.03	0.4325
2006
March 31, 2006	$24.21	$19.79	$0.1850
June 30, 2006	23.94	19.51	0.1850
September 30, 2006	26.70	22.70	0.1850
December 31, 2006	27.13	23.81	0.2000
At February 29, 2008, there were 321 holders of record of our Common Shares.
(b) Dividends
We have determined that for 2007, 51% of the total dividends distributed to shareholders represented ordinary income, 15% represented unrecaptured Section 1250 gain and 34% represented Section 1231 gain. Our cash flow is affected by a number of factors, including the revenues received from rental properties, our operating expenses, the interest expense on our borrowings, the ability of lessees to meet their obligations to us and unanticipated capital expenditures. Future dividends paid by us will be at the discretion of the Trustees and will depend on our actual cash flows, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Trustees deem relevant.
(c) Issuer purchases of equity securities
We have an existing share repurchase program that authorizes management, at its discretion, to repurchase up to $20.0 million of our outstanding Common Shares. Through February 29, 2008, we had repurchased 2.1 million Common Shares at a total cost of $11.7 million. All of these Common Shares have been subsequently reissued. The program may be discontinued or extended at any time and there is no assurance that we will purchase the full amount authorized. There were no Common Shares repurchased by us during the fiscal year ended December 31, 2007.
(d) Securities authorized for issuance under equity compensation plans
The following table provides information related to our 1999 Share Incentive Plan (the “1999 Plan”), 2003 Share Incentive Plan (the “2003 Plan”) and the 2006 Share Incentive Plan (the “2006 Plan”) as of December 31, 2007:

Equity Compensation Plan Information
	(a)	(b)	(c)
Number of securities
remaining available
	Number of securities to	Weighted- average	for future issuance under
	be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column a)

Equity compensation plans approved by security holders	531,738	$9.99	618,041	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	531,738	$9.99	618,041	(1)

Notes:

(1)	The 1999 Plan authorizes the issuance of options equal to up to 8% of the total Common Shares outstanding from time to time on a fully diluted basis. However, not more than 4,000,000 of the Common Shares in the aggregate may be issued pursuant to the exercise of options and no participant may receive more than 5,000,000 Common Shares during the term of the 1999 Plan. The 2003 Plan authorizes the issuance of options equal to up to 4% of the total Common Shares outstanding from time to time on a fully diluted basis. However, no participant may receive more than 1,000,000 Common Shares during the term of the 2003 Plan. The 2006 Plan authorizes the issuance of a maximum number of 500,000 Common Shares. No participant may receive more than 500,000 Common Shares during the term of the 2006 Plan.

Remaining Common Shares available is as follows:

Outstanding Common Shares as of December 31, 2007	32,184,462
Outstanding OP Units as of December 31, 2007	642,272

Total Outstanding Common Shares and OP Units	32,826,734

12% of Common Shares pursuant to the 1999 and 2003 Plans	3,939,208
Common Shares pursuant to the 2006 Plan	500,000

Total Common Shares available under equity compensation plans	4,439,208

Less: Issuance of Restricted Shares Granted	(1,042,005)
Issuance of Options Granted	(2,779,162)

Number of Common Shares remaining available	618,041

(e)	Share Price Performance Graph (1)
The following graph compares the cumulative total shareholder return for our Common Shares for the period commencing December 31, 2002 through December 31, 2007 with the cumulative total return on the Russell 2000 Index (“Russell 2000”), the NAREIT All Equity REIT Index (the “NAREIT”) and the SNL Shopping Center REITs (the “SNL”) over the same period. Total return values for the Russell 2000, the NAREIT, the SNL and the Common Shares were calculated based upon cumulative total return assuming the investment of $100.00 in each of the Russell 2000, the NAREIT, the SNL and our Common Shares on December 31, 2002, and assuming reinvestment of such dividends. The shareholder return as set forth in the table below is not necessarily indicative of future performance.
Comparison of 5 Year Cumulative Total Return among Acadia Realty Trust, the Russell 2000, the NAREIT and the SNL:

		Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07

Acadia Realty Trust	100.00	178.76	243.71	311.77	401.39	427.32
Russell 2000	100.00	147.25	174.24	182.18	215.64	212.26
NAREIT All Equity REIT Index	100.00	137.13	180.44	202.38	273.34	230.45
SNL REIT Retail Shopping Ctr Index	100.00	141.78	192.62	210.19	282.93	232.94

(1)	The information is this section is not “soliciting material,” is not deemed “filed” with the SEC, and is not to be incorporated by reference into any filing of the Trust under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth, on a historical basis, our selected financial data. This information should be read in conjunction with our audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this Form 10-K. Funds from operations (“FFO”) amounts for the year ended December 31, 2007 have been adjusted as set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reconciliation of Net Income to Funds from Operations and Adjusted Funds From Operations.”

		Years ended December 31,
(dollars in thousands except per share amounts)	2007	2006	2005	2004	2003
OPERATING DATA:
Revenues	$101,569	$95,800	$93,965	$80,283	$76,072
Operating expenses	48,617	42,734	38,453	32,884	31,521
Interest expense	22,775	20,377	16,689	14,525	13,389
Depreciation and amortization	27,506	25,361	24,697	21,607	22,537
Equity in earnings of unconsolidated partnerships	6,619	2,559	21,280	513	985
Minority interest	9,063	5,227	(13,946)	(1,462)	(4,892)
Income tax provision (benefit)	297	(508)	2,140	—	—

Income from continuing operations	18,056	15,622	19,320	10,318	4,718
Income from discontinued operations	5,537	23,391	1,306	9,267	3,135
Income from extraordinary item (1)	3,677	—	—	—	—

Net income	$27,270	$39,013	$20,626	$19,585	$7,853

Basic earnings per share:
Income from continuing operations	$0.55	$0.48	$0.61	$0.35	$0.18
Income from discontinued operations	0.17	0.72	0.04	0.32	0.12
Income from extraordinary item	0.11	—	—	—	—

Basic earnings per share	$0.83	$1.20	$0.65	$0.67	$0.30

Diluted earnings per share:
Income from continuing operations	$0.54	$0.48	$0.60	$0.34	$0.18
Income from discontinued operations	0.17	0.70	0.04	0.31	0.11
Income from extraordinary item	0.11	—	—	—	—

Diluted earnings per share	$0.82	$1.18	$0.64	$0.65	$0.29

Weighted average number of Common Shares outstanding
- basic	32,907	32,502	31,949	29,341	26,640
- diluted	33,309	33,153	32,214	29,912	27,232
Cash dividends declared per Common Share	$1.0325	$0.755	$0.7025	$0.6525	$0.595
BALANCE SHEET DATA:
Real estate before accumulated depreciation	$854,074	$650,051	$670,817	$561,370	$504,355
Total assets	999,012	851,692	841,204	599,724	518,914
Total mortgage indebtedness	402,903	319,507	382,510	242,527	248,180
Total convertible notes payable	115,000	100,000	—	—	—
Minority interest in Operating Partnership	4,595	8,673	9,204	6,893	7,875
Minority interests in partially-owned affiliates	166,516	105,064	137,086	75,244	37,681
Total equity	240,736	241,119	220,576	216,924	169,734
OTHER:
Funds from Operations, adjusted for extraordinary item (1) (2)	$44,018	$39,953	$35,842	$30,004	$27,664
Cash flows provided by (used in):
Operating activities	105,165	39,627	50,239	33,885	31,031
Investing activities	(208,869)	(58,890)	(135,470)	(72,860)	(76,552)
Financing activities	87,476	68,359	159,425	40,050	15,454

Notes:

(1)	The extraordinary item represents the Company’s share of estimated extraordinary gain related to its private-equity investment in Albertson’s. The Albertson’s entity has recorded an extraordinary gain in connection with the allocation of purchase price to assets acquired. The Company considers its private-equity investments to be investments in operating businesses as opposed to real estate. Accordingly, all gains and losses from private-equity investments are included in FFO, which management believes provides a more accurate reflection of the operating performance of the Company.

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
ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
As of December 31, 2007, we operated 76 properties, which we own or have an ownership interest in, within our Core Portfolio or within our Opportunity Funds I, II and III. These properties consist of 75 commercial properties, primarily neighborhood and community shopping centers and mixed-use developments, which are located primarily in the Northeast, Mid-Atlantic and Midwestern regions of the United States and one multi-family property located in Southeast region of the United States. Our Core Portfolio consists of 34 properties comprising approximately 5.5 million square feet. Fund I has 29 properties comprising approximately 1.5 million square feet. Fund II has ten properties, the majority of which are undergoing redevelopment and will have approximately two million square feet upon completion of redevelopment activities. The newly created Fund III has two properties, which are undergoing redevelopment and will have approximately 0.3 million square feet upon completion of redevelopment activities. The majority of our operating income derives from the rental revenues from these properties, including recoveries from tenants, offset by operating and overhead expenses. As our RCP Venture invests in operating companies, we consider these investments to be private-equity, as opposed to real estate investments. Since these are not traditional investments in operating rental real estate, the Operating Partnership invests in these through a taxable REIT subsidiary (“TRS”).
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
RESULTS OF OPERATIONS
Comparison of the year ended December 31, 2007 (“2007”) to the year ended December 31, 2006 (“2006”)
Revenues

			Change
(dollars in millions)	2007	2006	$	%
Minimum rents	$72.1	$63.6	$8.5	13%
Percentage rents	0.6	1.2	(0.6)	(50)%
Expense reimbursements	13.3	14.5	(1.2)	(8)%
Other property income	1.0	0.9	0.1	11%
Management fee income	4.1	5.6	(1.5)	(27)%
Interest income	10.3	8.3	2.0	24%
Other	0.2	1.7	(1.5)	(88)%

Total revenues	$101.6	$95.8	$5.8	6%

The increase in minimum rents was primarily attributable to additional rents following our acquisition of 200 West 54th Street, 145

East Service Road, 2914 Third Avenue and Chestnut Hill (“2006/2007 Acquisitions”) as well as Liberty Avenue and 216th Street being placed in service January 1, 2007 and October 1, 2007, respectively. In addition, minimum rents increased as a result of re-tenanting activities across our portfolio.
Percentage rents decreased primarily as a result of the temporary closing of an anchor tenant at Fordham Place during the construction period in 2007.
Expense reimbursements for common area maintenance (“CAM”) decreased $0.2 million. During 2007, we completed our multi-year review of CAM billings and resolved the majority of all outstanding CAM billing issues with our tenants. As a result, 2007 was adversely impacted by charges related to settlements and related adjustments totaling $1.0 million. This was partially offset by higher CAM recovery resulting from increased snow removal costs in 2007. Real estate tax reimbursements decreased $1.0 million, primarily as a result of lower real estate tax expense in 2007 and a $0.4 million real estate tax charge to an anchor tenant for previous years billed during 2006.
Management fee income decreased $1.5 million primarily as a result of lower fees earned in connection with Klaff management contracts following the disposition of certain assets in 2006 and 2007 and lower management fees from our investments in unconsolidated affiliates.
The increase in interest income was attributable to interest income on notes and other advances receivable originated in the second half of 2006 and 2007 as well as higher balances in interest earning assets in 2007.
The decrease in other income was primarily attributable to a $1.1 million reimbursement of certain fees by the institutional investors of Fund I for the Brandywine Portfolio in 2006 as well as $0.5 million of additional income related to termination of interest rate swap agreements.
     Operating Expenses

			Change
(dollars in millions)	2007	2006	$	%
Property operating	$15.9	$12.8	$3.1	24%
Real estate taxes	9.7	10.1	(0.4)	(4)%
General and administrative	23.0	19.8	3.2	16%
Depreciation and amortization	27.5	25.4	2.1	8%

Total operating expenses	$76.1	$68.1	$8.0	12%

The increase in property operating expenses was primarily the result of the 2006/2007 Acquisitions, Liberty Avenue being placed in service January 1, 2007 and higher snow removal costs of $1.0 million in 2007.
The decrease in real estate taxes was due to tax refunds and adjustments of estimates of $0.6 million recorded in 2007 and $0.6 million related to the capitalization of construction period real estate taxes at a property that was operating in 2006. These decreases were offset by increased real estate tax expense of $0.8 million following the 2006/2007 Acquisitions as well as general increases across the portfolio.
The variance in general and administrative expense was attributable to increased compensation expense, including share based compensation of $4.7 million for additional personnel hired in the second half of 2006 and in 2007 as well as increases in existing employee salaries. In addition, there was an increase of $0.7 million for other overhead expenses following the expansion of our infrastructure related to increased fund investments and asset management services. These factors were partially offset by an increase in capitalized construction salaries due to higher redevelopment activities in 2007.
Depreciation expense increased $1.3 million in 2007. This was principally a result of increased depreciation expense following the 2006/2007 Acquisitions and Liberty Avenue and 216th Street being placed in service during 2007. Amortization expense increased $0.8 million in 2007. This was primarily attributable to increased amortization of loan costs following our convertible debt issuances in December 2006 and January 2007 as well as increased amortization of loan costs from financing activity in late 2006 and 2007.
     Other

			Change
(dollars in millions)	2007	2006	$	%
Equity in earnings of unconsolidated affiliates	$6.6	$2.6	$4.0	153%
Interest expense	(22.8)	(20.4)	(2.4)	(12)%
Minority interest	9.1	5.2	3.9	75%
Income taxes	0.3	(0.5)	(0.8)	(160)%
Income from discontinued operations	5.5	23.4	(17.9)	(76)%
Extraordinary item	3.7	—	3.7	100%

Equity in earnings of unconsolidated affiliates increased as a result of our distributions in excess of our invested capital from both our Albertson’s investment of $2.4 million and our investment in Hitchcock Plaza of $2.4 million. These increases were offset by a decrease in our pro rata share of earnings from our Mervyns investment of $1.3 million.
Interest expense increased $2.4 million in 2007. This was the result of a $4.9 million increase attributable to higher average outstanding borrowings in 2007 and $0.4 million of costs associated with a loan payoff in 2007. These increases were offset by a $2.9 million decrease resulting from a lower average interest rate on the portfolio mortgage debt in 2007.
The variance in minority interest is primarily attributable to the minority partners’ share of increased fund level fees partially offset by $2.6 million representing the minority partners’ share of the income reported from the equity in earnings of unconsolidated affiliates.
The variance in income tax expense primarily relates to income tax on our share of income and losses from Albertson’s and Mervyns.
Income from discontinued operations represents activity related to properties sold in 2007 and 2006.
The extraordinary gain in 2007 relates to our share of the extraordinary gain, net of income taxes and minority interest, from our Albertson’s investment. This gain was characterized as extraordinary consistent with the accounting treatment by Albertson’s which reflected the excess of fair value of net assets acquired over the purchase price as an extraordinary gain.
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

Revenues					Change from
		2005 As	Brandywine	2005	2005 Adjusted
(dollars in millions)	2006	Reported	Portfolio	Adjusted	$	%
Minimum rents	$63.6	$69.4	$(14.0)	$55.4	$8.2	15%
Percentage rents	1.2	1.3	(0.6)	0.7	0.5	71%
Expense reimbursements	14.5	14.4	(2.2)	12.2	2.3	19%
Other property income	0.9	2.0	(0.2)	1.8	(0.9)	(50)%
Management fee income	5.6	3.6	0.5	4.1	1.5	37%
Interest income	8.3	3.3	—	3.3	5.0	152%
Other	1.7	—	—	—	1.7	100%

Total revenues	$95.8	$94.0	$(16.5)	$77.5	$18.3	24%

The increase in minimum rents was attributable to additional rents following our acquisition of Chestnut Hill, Clark Diversey, A&P Shopping Plaza, 2914 Third Avenue and Boonton Shopping Center (60% owned) as well as Fund II acquisitions of Sherman Avenue and 161st Street in New York and a leasehold interest in Chicago (“2005/2006 Acquisitions”).
Expense reimbursements for both CAM and real estate taxes increased in 2006. CAM expense reimbursements increased $0.5 million as a result of higher tenant reimbursements following the 2005/2006 Acquisitions, offset by a decrease in tenant reimbursements as a result of lower snow removal costs in 2006. Real estate tax reimbursements increased $1.8 million, primarily as a result of the 2005/2006 Acquisitions, as well as general increases in real estate taxes across the portfolio.
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
Other income increased as a result of a $1.1 million reimbursement of the Company’s share of certain fees incurred by the institutional investors of Fund I for the Brandywine Portfolio, as well as $0.5 million related to the termination of an interest rate swap in 2006.

Operating Expenses					Change from
		2005 As	Brandywine	2005	2005 Adjusted
(dollars in millions)	2006	Reported	Portfolio	Adjusted	$	%
Property operating	$12.8	$13.3	$(3.4)	$9.9	$2.9	29%
Real estate taxes	10.1	9.0	(0.8)	8.2	1.9	23%
General and administrative	19.8	16.2	—	16.2	3.6	22%
Depreciation and amortization	25.4	24.7	(2.6)	22.1	3.3	15%

						%
Total operating expenses	$68.1	$63.2	$(6.8)	$56.4	$11.7	$21%

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
Depreciation expense increased $1.4 million in 2006. This was principally a result of increased depreciation expense related to the 2005/2006 Acquisitions. Amortization expense increased $1.9 million, which was primarily the combination of an increase in amortization related to the 2005/2006 Acquisitions, specifically, amortization of tenant installation costs of $1.0 million, amortization of leasehold interest of $0.5 million and amortization of loan costs of $0.2 million. In addition, amortization expense increased $0.2 million related to the write off of certain Klaff management contracts following the disposition of certain related assets in 2006.

Other					Change from
		2005 As	Brandywine	2005	2005 Adjusted
(dollars in millions)	2006	Reported	Portfolio	Adjusted	$	%
Equity in earnings of unconsolidated affiliates	$2.6	$21.3	$0.9	$22.2	$(19.6)	(88)%
Interest expense	(20.4)	(16.7)	3.7	(13.0)	(7.4)	(57)%
Minority interest	5.2	(13.9)	5.1	(8.8)	14.0	159%
Income taxes	(0.5)	2.1	—	2.1	2.6	124%
Income from discontinued operations	$23.4	1.3	—	1.3	22.1	1700%
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
Income from discontinued operations represents activity related to properties sold in 2007, 2006 and 2005.

RECONCILIATION OF NET INCOME TO FUNDS FROM OPERATIONS AND ADJUSTED FUNDS FROM OPERATIONS

	For the Years Ended December 31,
(dollars in thousands)	2007	2006	2005	2004	2003
Net income	$27,270	$39,013	$20,626	$19,585	$7,853
Depreciation of real estate and amortization of leasing costs:
Consolidated affiliates, net of minority interests’ share	19,669	20,206	16,676	16,026	18,421
Unconsolidated affiliates	1,736	1,806	746	714	643
Income attributable to minority interest in operating partnership (1)	614	803	416	375	747
Gain on sale of properties	(5,271)	(21,875)	(2,622)	(6,696)	—
Extraordinary item (net of minority interests’ share and income taxes) (3)	(3,677)	—	—	—	—

Funds from operations (2)	40,341	39,953	35,842	30,004	27,664
Add back: Extraordinary item, net (3)	3,677	—	—	—	—

Funds from operations, adjusted for extraordinary item	$44,018	$39,953	$35,842	$30,004	$27,664

Notes:

(1)	Represents income attributable to Common Operating Partnership Units and does not include distributions paid to Series A and B Preferred OP Unitholders.

(2)	The Company considers funds from operations (“FFO”) as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) to be an appropriate supplemental disclosure of operating performance for an equity REIT due to its widespread acceptance and use within the REIT and analyst communities. FFO is presented to assist investors in analyzing the performance of the Company. It is helpful as it excludes various items included in net income that are not indicative of the operating performance, such as gains (losses) from sales of depreciated property and depreciation and amortization. However, the Company’s method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REIT’s. FFO does not represent cash generated from operations as defined by generally accepted accounting principles (“GAAP”) and is not indicative of cash available to fund all cash needs, including distributions. It should not be considered as an alternative to net income for the purpose of evaluating the Company’s performance or to cash flows as a measure of liquidity. Consistent with the NAREIT definition, the Company defines FFO as net income (computed in accordance with GAAP), excluding gains (losses) from sales of depreciated property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.

(3)	The extraordinary item represents the Company’s share of estimated extraordinary gain related to its private-equity investment in Albertson’s. The Albertson’s entity has recorded an extraordinary gain in connection with the allocation of purchase price to assets acquired. The Company considers its private-equity investments to be investments in operating businesses as opposed to real estate. Accordingly, all gains and losses from private-equity investments are included in FFO, which management believes provides a more accurate reflection of the operating performance of the Company.
LIQUIDITY AND CAPITAL RESOURCES
Uses of Liquidity
Our principal uses of liquidity are expected to be for (i) distributions to our shareholders and OP unit holders, (ii) investments which include the funding of our capital committed to our opportunity funds, property acquisitions and redevelopment/re-tenanting activities within our existing portfolio and (iii) debt service and loan repayments.
Distributions
In order to qualify as a REIT for Federal income tax purposes, we must currently distribute at least 90% of our taxable income to our shareholders. For the first three quarters during 2007, we paid a quarterly dividend of $0.20 per Common Share and Common OP Unit. In December of 2007, our Board of Trustees approved and declared an 5.0% increase in our quarterly dividend to $0.21 per Common Share and Common OP Unit for the fourth quarter of 2007, which was paid January 15, 2008. In addition, in December of 2007, our Board of Trustees approved a special dividend of $0.2225 per Common Share in connection with taxable gains arising from property dispositions that was paid on January 15, 2008 to the shareholders of record as of December 31, 2007.
Fund I and Mervyns I
In September 2001, the Operating Partnership committed $20.0 million to a newly formed opportunity fund with four of our institutional shareholders, who committed $70.0 million, for the purpose of acquiring a total of approximately $300.0 million of community and neighborhood shopping centers on a leveraged basis.
On January 4, 2006, we recapitalized a one million square foot retail portfolio located in Wilmington, Delaware (“Brandywine Portfolio”) through a merger of interests with affiliates of GDC Properties (“GDC”). The Brandywine Portfolio was recapitalized through a “cash out” merger of the 77.8% interest, which was previously held by the institutional investors in Fund I (the “Investors”) to affiliates of GDC at a valuation of $164.0 million. The Operating Partnership, through a subsidiary, retained our existing 22.2%

interest and continues to operate the Brandywine Portfolio and earn fees for such services. At the closing, the Investors, excluding the Operating Partnership, received a return of all their capital invested in Fund I and preferred return, thus triggering the Operating Partnership’s Promote distribution in all future Fund I distributions and increasing the Operating Partnership’s interest in cash flow and income from 22.2% to 37.8% as a result of the Promote. In June 2006, the Investors received $36.0 million of additional proceeds from this transaction following the replacement of bridge financing provided by them with permanent mortgage financing.
As of December 31, 2007, Fund I has a total of 29 properties totaling 1.5 million square feet as further discussed in “PROPERTY ACQUISITIONS” in Item 1 of this Form 10-K.
Fund II and Mervyns II
On June 15, 2004, we closed our second opportunity fund, Fund II, and during August 2004, formed Mervyns II with the investors from Fund I as well as two additional institutional investors. With $300.0 million of committed discretionary capital, Fund II and Mervyns II combined expect to be able to acquire up to $900.0 million of real estate assets on a leveraged basis. The Operating Partnership is the managing member with a 20% interest in the joint venture. The terms and structure of Fund II are substantially the same as Fund I with the exceptions that the preferred return is 8%. As of December 31, 2007, $182.0 million had been contributed to Fund II, of which the Operating Partnership’s share is $36.4 million.
Fund II has invested in the RCP Venture and the New York Urban/Infill Redevelopment initiatives and other investments as further discussed in “PROPERTY ACQUISITIONS” in Item 1 of this Form 10-K .
RCP Venture
The following table summarizes the RCP Venture investments from inception through December 31, 2007:

					Operating Partnership Share
(dollars in millions)		Year	Invested		Invested
Investor	Investment	acquired	capital	Distributions	capital	Distributions

Mervyns I and Mervyns II	Mervyns	2004	$26.1	$46.0	$4.9	$11.3
Mervyns I and Mervyns II	Mervyns add-on investments	2005	1.3	1.3	0.3	0.3
Mervyns II	Albertson’s	2006	20.7	53.2	4.2	9.8
Mervyns II	Albertson’s add-on investments	2006/2007	2.8	0.8	0.4	0.1
Fund II	Shopko	2006	1.1	1.1	0.2	0.2
Fund II	Marsh	2006	0.7	—	0.1	—
Mervyns II	Rex	2007	2.7	—	0.5	—

Total			$55.4	$102.4	$10.6	$21.7

New York Urban/ Infill Redevelopment Initiative
In September 2004, we, through Fund II, launched our New York Urban Infill Redevelopment initiative. During 2004, Fund II, together with an unaffiliated partner, P/A, formed Acadia P/A (“Acadia P/A”) for the purpose of acquiring, constructing, developing, owning, operating, leasing and managing certain retail real estate properties in the New York City metropolitan area. P/A has agreed to invest 10% of required capital up to a maximum of $2.2 million and Fund II, the managing member, has agreed to invest the balance to acquire assets in which Acadia P/A agrees to invest. Operating cash flow is generally to be distributed pro-rata to Fund II and P/A until each has received a 10% cumulative return and then 60% to Fund II and 40% to P/A. Distributions of net refinancing and net sales proceeds, as defined, follow the distribution of operating cash flow except that unpaid original capital is returned before the 60%/40% split between Fund II and P/A, respectively. Upon the liquidation of the last property investment of Acadia P/A, to the extent that Fund II has not received an 18% internal rate of return (“IRR”) on all of its capital contributions, P/A is obligated to return a portion of its previous distributions, as defined, until Fund II has received an 18% IRR. To date, Fund II has invested in nine projects, eight of which are in conjunction with P/A, as follows:

				Redevelopment (dollars in millions)
				Anticipated		Square
		Year	Purchase	additional	Estimated	feet upon
Property	Location	acquired	price	costs	completion	completion
Liberty Avenue (1) (2)	Queens	2005	$14.5	$—	Completed	125,000
216th Street(3)	Manhattan	2005	27.5	—	Completed	60,000
Pelham Manor Shopping Center (1)	Westchester	2004	—	45.0	2nd half 2008	320,000
161st Street	Bronx	2005	49.0	16.0	1st half 2009	232,000
400 East Fordham Road	Bronx	2004	30.0	90.0	1st half 2009	285,000
Canarsie Plaza	Brooklyn	2007	21.0	49.0	1st half 2009	323,000
4650 Broadway	Manhattan	2005	25.0	30.0	2nd half 2009	216,000
CityPoint (1)	Brooklyn	2007	29.0	296.0	(4)	600,000
Atlantic Avenue	Brooklyn	2007	5.0	18.0	2nd half 2009	110,000

Total			$201.0	$544.0		2,271,000
			(1

Notes:

(1)	Fund II acquired a ground lease interest at this property.

(2)	Liberty Avenue redevelopment is complete. The purchase price includes redevelopment costs of $14.5 million.

(3)	216th Street redevelopment is complete. The purchase price includes redevelopment costs of $20.5 million.

(4)	To be determined.
Fund III
In May 2007, we closed on our third opportunity fund, Fund III with fourteen institutional investors, including a majority of the investors from Fund I and Fund II. With $503.0 million of committed discretionary capital, Fund III expects to be able to acquire or develop approximately $1.5 billion of assets on a leveraged basis. The Operating Partnership’s share of the committed capital is $100.0 million and it is the sole managing member with a 19.9% interest in Fund III. The terms and structure of Fund III are substantially the same as the previous Funds, including the Promote structure, with the exception that the Preferred Return is 6%.
Fund III has invested in the New York Urban/Infill Redevelopment initiatives and another investment as further discussed in “PROPERTY ACQUISITIONS” in Item 1 of this Form 10-K . The projects are as follows:

				Redevelopment (dollars in millions)
				Anticipated		Square
		Year	Purchase	additional	Estimated	feet upon
Property	Location	acquired	price	costs	completion	completion
Sheepshead Bay	Brooklyn	2007	$20.0	$89.0	(1)	240,000
Main Street	Westport CT	2007	17.0	6.0	(1)	30,000

Total			$37.0	$95.0		270,000

(1)	To be determined.
Other Investments
During 2005, 2006 and 2007, we made the following other core portfolio investments as further discussed in “PROPERTY ACQUISITIONS” in Item 1 of this Form 10-K:
(i) $16.8 million in Amboy Road
(ii) $9.8 million for Clark/Diversey
(iii) $3.2 million for Boonton Shopping Center
(iv) $16.0 million for Chestnut Hill and
(v) $18.5 million for 2914 Third Avenue
(vi) $36.4 million for West 54th Street
(vii) $17.0 million for East Service Road
Property Development, Redevelopment and Expansion
Our redevelopment program focuses on selecting well-located neighborhood and community shopping centers and creating significant value through re-tenanting and property redevelopment.
During 2006, we commenced the redevelopment and re-tenanting of the Bloomfield Town Square, located in Bloomfield Hills, Michigan. A former outparcel building, occupied by Chrysler Dodge, was demolished and replaced with a 17,500 square foot building occupied by Drexel Heritage and Panera Bread. The new tenants opened and commenced paying rent during the third and fourth quarters of 2006, and are paying base rent at a 127% increase over that of Chrysler Dodge. In addition, we have re-tenanted approximately 26,000 square feet to Circuit City, which commenced paying rent in September of 2007 at a 79% increase over that of the former tenants. Total costs for this project was $4.6 million.
Additionally, for the year ended December 31, 2007, we currently estimate that capital outlays of approximately $2.5 million to $3.5 million will be required for tenant improvements, related renovations and other property improvements.
Share Repurchase
Repurchases of our Common Shares is an additional use of liquidity as discussed in Item 5 of this Form 10-K.
SOURCES OF LIQUIDITY
We intend on using Fund II and Fund III as well as new funds that we may establish in the future, as the primary vehicles for our future acquisitions, including investments in the RCP Venture and New York Urban/Infill Redevelopment initiative. Additional sources of capital for funding property acquisitions, development, redevelopment, expansion, re-tenanting, tenanting, RCP investments and New York Urban/Infill are expected to be obtained primarily from (i) the issuance of public equity or debt instruments, (ii) cash on hand, (iii) additional debt financings, (iv) unrelated member capital contributions and (v) future sales of existing properties. As of December 31, 2007, we had a total of approximately $202.3 million of additional capacity under existing debt facilities, cash and cash equivalents on hand of $123.3 million, and ten properties that are unencumbered and available as potential collateral for future borrowings. In addition, during 2007, we, through our RCP Venture, received cash distributions totaling approximately $53.2 million from our ownership position in Albertsons. The Operating Partnership’s share of these distributions amounted to approximately $10.0 million. We anticipate that cash flow from operating activities will continue to provide adequate capital for all of our debt service payments, recurring capital expenditures and REIT distribution requirements. On January 5, 2006, we made a distribution of $42.7 million utilizing a $42.7 million distribution we received from an unconsolidated affiliate on December 29, 2005.
Issuance of Convertible Notes
During December of 2006 and January of 2007, we issued $115.0 million of 3.75% Convertible Notes. These notes were issued at par and are due in 2026. The $112.1 million in proceeds, net of related costs, were used to retire variable rate debt, fund capital commitments and general company purposes.
Shelf Registration Statements and Issuance of Equity
During January 2007, we filed a shelf registration on Form S-3 providing offerings for up to a total of $300.0 million of Common Shares, Preferred Shares and debt securities. To date, we have not issued any securities pursuant to this shelf registration.
In addition, we have $46.7 million of remaining capacity to issue equity under the shelf registration statement we filed in November 2004.
Financing and Debt
At December 31, 2007, mortgage and convertible notes payable aggregated $517.0 million, net of unamortized premium of $0.9 million, and were collateralized by 49 properties and related tenant leases. Interest rates on our outstanding indebtedness ranged from 3.75% to 8.5% with maturities that ranged from March 2008 to November 2032. Taking into consideration $34.3 million of notional principal under variable to fixed-rate swap agreements currently in effect, as of December 31, 2007 $401.4 million of the portfolio, or 78%, was fixed at a 5.2% weighted average interest rate and $115.6 million, or 22% was floating at a 6.0% weighted average interest rate. There is $92.2 million of debt maturing in 2008 at weighted average interest rates of 5.8%. We intend to refinance the indebtedness or select other alternatives based on market conditions at that time.
Reference is made to Note 7 and Note 8 in the Notes to Consolidated Financial Statements included in this Form 10-K for a summary of the financing and refinancing transactions since December 31, 2006.
Asset Sales
Asset sales are an additional source of liquidity for us. During December of 2007, we sold an apartment complex in Columbia Missouri and during November and December of 2006, we sold the Soundview Marketplace, Bradford Towne Center, Greenridge Plaza, Luzerne Street Shopping Center and Pittston Plaza. During 2005 we sold the Berlin Shopping Center. These sales are discussed in “ASSET SALES AND CAPITAL/ASSET RECYCLING” in Item 1 of this Form 10-K.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS
At December 31, 2007, maturities on our mortgage notes ranged from March 2008 to November 2032. In addition, we have non-cancelable ground leases at seven of our shopping centers. We lease space for our White Plains corporate office for a term expiring in 2015. The following table summarizes our debt maturities and obligations under non-cancelable operating leases of December 31, 2007:

		Payments due by period
		Less than	1 to 3	3 to 5	More than
Contractual obligation:	Total	1 year	years	years	5 years
(dollars in millions)
Future debt maturities	$517.0	$92.2	$64.9	$143.1	$216.8
Interest obligations on debt	146.1	23.7	40.0	31.4	51.0
Operating lease obligations	126.7	3.9	10.2	11.2	101.4

Total	$789.8	$119.8	$115.1	$185.7	$369.2

During May of 2007, we closed on our third opportunity fund, Fund III. The Operating Partnership’s share of Fund III’s $503.0 million committed capital is $100.0 million.
In conjunction with the redevelopment of our core portfolio and opportunity fund properties, we have entered into construction commitments aggregating approximately $47.8 million with general contractors as of December 31, 2007.
OFF BALANCE SHEET ARRANGEMENTS
We have investments in the following joint ventures for the purpose of investing in operating properties. We account for these investments using the equity method of accounting as we have a non-controlling interest. As such, our financial statements reflect our share of income from but not the assets and liabilities of these joint ventures.
–	The Operating Partnership owns a 49% interest in two partnerships which own the Crossroads Shopping Center (“Crossroads”). The Operating Partnership’s pro rata share of Crossroads mortgage debt was $31.4 million as of December 31, 2007. This fixed-rate debt bears interest at 5.4% and matures in December 2014.

–	The Operating Partnership owns a 22.2% investment in various entities which own the Brandywine Portfolio. The Operating Partnership’s pro-rata share of Brandywine debt was $36.9 million as of December 31, 2007 with a fixed interest rate of 5.99%. These loans mature on July 1, 2016.

–	The Operating Partnership has a 4.9% interest in CityPoint, a Fund II investment, of which the Operating Partnership’s pro-rata share of mortgage debt (net of Fund II minority interest share), was $1.7 million as of December 31, 2007. This loan bears interest at LIBOR plus 120 basis points and matures on June 13, 2008.

–	The Operating Partnership has an 18.9% interest in two Fund I investments of which the Operating Partnership’s pro-rata share of mortgage debt (net of the Fund I minority interest share), was $3.2 million as of December 31, 2007. These loans carry a weighted average interest rate of 6.21% and both loans mature during August 2010.
In addition, we have arranged for the provision of five separate letters of credit in connection with certain leases and investments. As of December 31, 2007, there were no outstanding balances under any of the letters of credit. If the letters of credit were fully drawn, the combined maximum amount of exposure would be $12.2 million.
HISTORICAL CASH FLOW
The following table compares the historical cash flow for the year ended December 31, 2007 (“2007”) with the cash flow for the year ended December 31, 2006 (“2006”).

	Years Ended December 31,
	2007	2006	Variance
(dollars in millions)
Net cash provided by operating activities	$105.2	$39.6	$64.5
Net cash used in investing activities	(208.9)	(58.9)	(150.0)
Net cash provided by financing activities	87.5	68.4	20.2

Totals	$(16.2)	$49.1	$(65.3)

A discussion of the significant changes in cash flow for 2007 versus 2006 is as follows:
The variance in net cash provided by operating activities resulted from an increase of $23.5 million in operating income before non-cash expenses in 2007, which was primarily due to the increase of $33.4 million in distributions of operating income from unconsolidated affiliates as a result of the distributions from Albertson’s in 2007 as well as those factors discussed in this Item 7. In addition, a net increase in cash of $42.1 million resulted from changes in operating assets and liabilities, primarily other assets, that was the result of the repayment of notes relating to certain transactions in 2007 as well as an increase in accrued expenses and other liabilities.
The increase in net cash used in investing activities resulted from $118.0 million of additional expenditures for real estate acquisitions, development and tenant installations in 2007, $12.1 million of additional investments in unconsolidated affiliates, primarily CityPoint, in 2007, $9.9 million of additional collections of notes receivable in 2006 as well as an additional $18.8 million of proceeds from sales in 2006 and the repayment of $19.0 million of our preferred equity investment in 2006. These net increases were offset by $29.6 million of additional notes receivable originated in 2006.
The increase in net cash provided by financing activities resulted from an increase of $65.8 million of contributions from partners and members and minority interests in partially-owned affiliates in 2007, as well as additional cash of $62.6 million from borrowings in 2007. These increases were offset by an additional $85.0 million in cash received from the issuance of convertible debt in 2006 and an additional $27.3 million of distributions to partners and members in 2007
CRITICAL ACCOUNTING POLICIES
Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S, GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect the significant judgments and estimates used by us in the preparation of our consolidated financial statements.
Valuation of Property Held for Use and Sale
On a quarterly basis, we review the carrying value of both properties held for use and for sale. We perform the impairment analysis by calculating and reviewing net operating income on a property-by-property basis, we evaluate leasing projections and perform other analyses to conclude whether an asset is impaired. We record impairment losses and reduce the carrying value of properties when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases where we do not expect to recover our carrying costs on properties held for use, we reduce our carrying cost to fair value. For properties held for sale, we reduce our carrying value to the fair value less costs to sell. For the years ended December 31, 2007 and 2006, no impairment losses were recognized. For the year ended December 31, 2005, an impairment loss of $0.8 million was recognized related to a property that was sold in July of 2005. Management does not believe that the value of any properties in its portfolio was impaired as of December 31, 2007 or 2006.
Bad Debts
We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make payments on arrearages in billed rents, as well as the likelihood that tenants will not have the ability to make payment on unbilled rents including estimated expense recoveries and straight-line rent. As of December 31, 2007, we had recorded an allowance for doubtful accounts of $3.1 million. If the financial condition of our tenants were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.
Real Estate
Real estate assets are stated at cost less accumulated depreciation. Expenditures for acquisition, development, construction and improvement of properties, as well as significant renovations are capitalized. Interest costs are capitalized until construction is substantially complete. Construction in progress includes costs for significant property expansion and redevelopment. Depreciation is computed on the straight-line basis over estimated useful lives of 30 to 40 years for buildings, the shorter of the useful life or lease term for tenant improvements and five years for furniture, fixtures and equipment. Expenditures for maintenance and repairs are charged to operations as incurred.
Upon acquisitions of real estate, we assess the fair value of acquired assets (including land, buildings and improvements, and identified intangibles such as above and below market leases and acquired in-place leases and customer relationships) and acquired liabilities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”, and allocate purchase price based on these assessments. We assess fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property.
Revenue Recognition and Accounts and Notes Receivable
Leases with tenants are accounted for as operating leases. Minimum rents are recognized on a straight-line basis over the term of the respective leases, beginning when the tenant takes possession of the space. Certain of these leases also provide for percentage rents based upon the level of sales achieved by the tenant. Percentage rent is recognized in the period when the tenants’ sales breakpoint is met. In addition, leases typically provide for the reimbursement to the Company of real estate taxes, insurance and other property operating expenses. These reimbursements are recognized as revenue in the period the expenses are incurred.
The Company makes estimates of the uncollectability of its accounts receivable related to tenant revenues. An allowance for doubtful accounts has been provided against certain tenant accounts receivable that are estimated to be uncollectible. Once the amount is ultimately deemed to be uncollectible, it is written off.
Interest income from notes receivable is recognized on an accrual basis based on the contractual terms of the notes. The Company reviews notes receivable on a quarterly basis to determine collectability.
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
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Reference is made to the Notes to Consolidated Financial Statements which begins on page F-1 of this Form 10-K.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Our primary market risk exposure is to changes in interest rates related to our mortgage debt. See the consolidated financial statements and notes thereto included in this Annual Report on Form 10-K for certain quantitative details related to our mortgage debt.
Currently, we manage our exposure to fluctuations in interest rates primarily through the use of fixed-rate debt and interest rate swap agreements. As of December 31, 2007, we had total mortgage debt of $517.0 million of which $401.4 million, or 78%, was fixed-rate, inclusive of interest rate swaps, and $115.6 million, or 22%, was variable-rate based upon LIBOR plus certain spreads. As of December 31, 2007, we were a party to four interest rate swap transactions and one interest rate cap transaction to hedge our exposure to changes in interest rates with respect to $34.3 million and $30.0 million of LIBOR-based variable-rate debt, respectively.
The following table sets forth information as of December 31, 2007 concerning our long-term debt obligations, including principal cash flows by scheduled maturity and weighted average interest rates of maturing amounts (dollars in millions):
Consolidated mortgage debt:

	Scheduled			Weighted average
Year	amortization	Maturities	Total	interest rate
2008	$6.0	$86.2	$92.2	5.8%
2009	6.1	47.3	53.4	6.3%
2010	1.7	9.8	11.5	6.1%
2011	2.1	129.8	131.9	4.0%
2012	2.2	9.0	11.2	5.9%
Thereafter	16.4	200.4	216.8	5.6%

	$34.5	$482.5	$517.0

Mortgage debt in unconsolidated partnerships (at our pro rata share):

	Scheduled			Weighted average
Year	amortization	Maturities	Total	interest rate
2008	$0.4	$1.7	$2.1	5.8%
2009	0.5	—	0.5	5.4%
2010	0.5	3.1	3.6	6.1%
2011	0.5	—	0.5	5.4%
2012	0.5	—	0.5	5.4%
Thereafter	1.6	64.3	65.9	5.7%

	$4.0	$69.1	$73.1

Of our total consolidated and our pro-rata share of unconsolidated outstanding debt, $94.3 million and $53.9 million will become due in 2008 and 2009, respectively. As we intend on refinancing some or all of such debt at the then-existing market interest rates which may be greater than the current interest rate, our interest expense would increase by approximately $1.4 million annually if the interest rate on the refinanced debt increased by 100 basis points. Interest expense on our variable debt of $115.6 million as of December 31, 2007 would increase $1.2 million if LIBOR increased by 100 basis points. We may seek additional variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, we would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.
Based on our outstanding debt balances as of December 31, 2007, the fair value of our total outstanding debt would decrease by approximately $19.0 million if interest rates increase by 1%. Conversely, if interest rates decrease by 1%, the fair value of our total outstanding debt would increase by approximately $20.4 million.
As of December 31, 2007 and 2006, we had notes receivable of $57.7 million and $36.0 million, respectively. Given the short term nature of the notes and the fact that several of the notes are demand notes, we have determined that the carrying value of the notes receivable approximates fair value.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The financial statements beginning on page F-1 are incorporated herein by reference.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES.
(i) Disclosure Controls and Procedures
We conducted an evaluation, under the supervision and with the participation of management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2007 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(ii) Internal Control Over Financial Reporting
(a) Management’s Annual Report on Internal Control Over Financial Reporting
Management of Acadia Realty Trust is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, we used the criteria set forth in the framework in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control–Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

BDO Seidman, LLP, an independent registered public accounting firm that audited our Financial Statements included in this Annual Report, has issued an attestation report on our internal control over financial reporting as of December 31, 2007, which appears in paragraph (b) of this Item 9A.
Acadia Realty Trust
White Plains, New York
February 29, 2008
(b) Attestation report of the independent registered public accounting firm
The Shareholders and Trustees of
Acadia Realty Trust
We have audited Acadia Realty Trust and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Acadia Realty Trust and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control, based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, Acadia Realty Trust and subsidiaries maintained in all material respects effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Acadia Realty Trust and subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated February 29, 2008 expressed an unqualified opinion thereon.
/s/ BDO Seidman, LLP
New York, New York
February 29, 2008
(c) Changes in internal control over financial reporting.
There was no change in our internal control over financial reporting during our fourth fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
None

PART III
In accordance with the rules of the SEC, certain information required by Part III is omitted and is incorporated by reference into this Form 10-K from our definitive proxy statement relating to our 2008 annual meeting of stockholders (our “2008 Proxy Statement”) that we intend to file with the SEC no later than April 29, 2008.
ITEM 10. DIRECTORS; EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information under the following headings in the 2008 Proxy Statement is incorporated herein by reference:
•	“PROPOSAL 1 — ELECTION OF TRUSTEES”

•	“MANAGEMENT”

•	“SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE”
ITEM 11. EXECUTIVE COMPENSATION.
The information under the following headings in the 2008 Proxy Statement is incorporated herein by reference:
•	“ACADIA REALTY TRUST COMPENSATION COMMITTEE REPORT”

•	“COMPENSATION DISCUSSION AND ANALYSIS”

•	“EXECUTIVE AND TRUSTEE COMPENSATION”

•	“COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION”
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
The information under the heading “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” in the 2008 Proxy Statement is incorporated herein by reference.
The information under Item 5 under the heading “(d) Securities authorized for issuance under equity compensation plans” is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information under the following headings in the 2008 Proxy Statement is incorporated herein by reference:
•	“CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS”

•	“PROPOSAL 1 — ELECTION OF TRUSTEES—Trustee Independence”
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information under the heading “AUDIT COMMITTEE INFORMATION” in the 2008 Proxy Statement is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
1.	Financial Statements: See “Index to Financial Statements” at page F-1 below.

2.	Financial Statement Schedule: See “Schedule III—Real Estate and Accumulated Depreciation” at page F-38 below.

3.	Exhibits:

Exhibit No.	Description
3.1	Declaration of Trust of the Company, as amended (1)

3.2	Fourth Amendment to Declaration of Trust (4)

3.3	Amended and Restated By-Laws of the Company (22)

4.1	Voting Trust Agreement between the Company and Yale University dated February 27, 2002 (14)

10.1	1999 Share Option Plan (8) (21)

10.2	2003 Share Option Plan (16) (21)

10.3	Form of Share Award Agreement (17) (21)

10.4	Form of Registration Rights Agreement and Lock-Up Agreement (18)

10.5	Registration Rights and Lock-Up Agreement (RD Capital Transaction) (11)

10.6	Registration Rights and Lock-Up Agreement (Pacesetter Transaction) (11)

10.7	Contribution and Share Purchase Agreement dated as of April 15, 1998 among Mark Centers Trust, Mark Centers Limited Partnership, the Contributing Owners and Contributing Entities named therein, RD Properties, L.P. VI, RD Properties, L.P. VIA and RD Properties, L.P. VIB (9)

10.8	Agreement of Contribution among Acadia Realty Limited Partnership, Acadia Realty Trust and Klaff Realty, LP and Klaff Realty, Limited (18)

10.9	Employment agreement between the Company and Kenneth F. Bernstein dated October 1998 (6) (21)

10.11	Amendment to employment agreement between the Company and Kenneth F. Bernstein dated January 19, 2007 (26) (21)

10.12	First Amendment to Employment Agreement between the Company and Kenneth Bernstein dated as of January 1, 2001 (12) (21)

10.14	Letter of employment offer between the Company and Michael Nelsen, Sr. Vice President and Chief Financial Officer dated February 19, 2003 (15) (21)

10.15	Severance Agreement between the Company and Joel Braun, Sr. Vice President, dated April 6, 2001 (13) (21)

10.16	Severance Agreement between the Company and Joseph Hogan, Sr. Vice President, dated April 6, 2001 (13) (21)

10.17	Severance Agreement between the Company and Joseph Napolitano, Sr. Vice President dated April 6, 2001 (18) (21)

10.18	Severance Agreement between the Company and Robert Masters, Sr. Vice President and General Counsel dated January 2001 (18) (21)

10.19	Severance Agreement between the Company and Michael Nelsen, Sr. Vice President and Chief Financial Officer dated February 19, 2003 (15) (21)

10.20	Secured Promissory Note between RD Absecon Associates, L.P. and Fleet Bank, N.A. dated February 8, 2000 (7)

10.21	Promissory Note between 239 Greenwich Associates, L.P. and Greenwich Capital Financial Products, Inc. dated May 30, 2003 (18)

Exhibit No.	Description
10.22	Open-End Mortgage, Assignment of Leases and Rents, and Security Agreement between 239 Greenwich Associates, L.P. and Greenwich Capital Financial Products, Inc. dated May 30, 2003 (18)

10.23	Promissory Note between Merrillville Realty, L.P. and Sun America Life Insurance Company dated July 7, 1999 (7)

10.24	Secured Promissory Note between Acadia Town Line, LLC and Fleet Bank, N.A. dated March 21, 1999 (7)

10.25	Promissory Note between RD Village Associates Limited Partnership and Sun America Life Insurance Company Dated September 21, 1999 (7)

10.26	First Amendment to Severance Agreements between the Company and Joel Braun Executive Vice President and Chief Investment Officer, Michael Nelsen, Senior Vice President and Chief Financial Officer, Robert Masters, Senior Vice President, General Counsel, Chief Compliance Officer and Secretary and Joseph Hogan, Senior Vice President and Director of Construction dated January 19, 2007 (21) (26)

10.33	Term Loan Agreement between Acadia Realty L.P. and The Dime Savings Bank of New York, dated March 30, 2000 (10)

10.34	Mortgage Agreement between Acadia Realty L.P. and The Dime Savings Bank of New York, dated March 30, 2000 (10)

10.44	Prospectus Supplement Regarding Options Issued under the Acadia Realty Trust 1999 Share Incentive Plan and 2003 Share Incentive Plan (19) (21)

10.45	Acadia Realty Trust 1999 Share Incentive Plan and 2003 Share Incentive Plan Deferral and Distribution Election Form (19) (21)

10.46	Amended, Restated And Consolidated Promissory Note between Acadia New Loudon, LLC and Greenwich Capital Financial Products, Inc. dated August 13, 2004 (19)

10.47	Amended, Restated And Consolidated Mortgage, Assignment Of Leases And Rents And Security Agreement between Acadia New Loudon, LLC and Greenwich Capital Financial Products, Inc. dated August 13, 2004 (19)

10.51	Mortgage, Assignment of Leases and Rents and Security Agreement between Acadia Crescent Plaza, LLC and Greenwich Capital Financial Products, Inc. dated August 31, 2005 (22)

10.52	Mortgage, Assignment of Leases and Rents and Security Agreement between Pacesetter/Ramapo Associates and Greenwich Capital Financial Products, Inc. dated October 17, 2005 (22)

10.53	Loan Agreement between RD Elmwood Associates, L.P. and Bear Stearns Commercial Finance Mortgage, Inc. dated December 9, 2005 (22)

10.54	Mortgage and Security Agreement between RD Elmwood Associates, L.P. and Bear Stearns Commercial Finance Mortgage, Inc. dated December 9, 2005 (22)

10.55	Agreement and Plan Of Merger Dated as of December 22, 2005 by and among Acadia Realty Acquisition I, LLC, Ara Btc LLC, ARA MS LLC, ARA BS LLC, ARA BC LLC and ARA BH LLC, Acadia Investors, Inc., AII BTC LLC, AII MS LLC, AII BS LLC, AII BC LLC And AII BH LLC, Samuel Ginsburg 2000 Trust Agreement #1, Martin Ginsburg 2000 Trust Agreement #1, Martin Ginsburg, Samuel Ginsburg and Adam Ginsburg, and GDC SMG, LLC, GDC Beechwood, LLC, Aspen Cove Apartments, LLC and SMG Celebration, LLC (23)

Exhibit No.	Description
10.56	Amended and Restated Loan Agreement between Acadia Realty Limited Partnership, as lender, and Levitz SL Woodbridge, L.L.C., Levitz SL St. Paul, L.L.C., Levitz SL La Puente, L.L.C., Levitz SL Oxnard, L.L.C., Levitz SL Willowbrook, L.L.C., Levitz SL Northridge, L.L.C., Levitz SL San Leandro, L.L.C., Levitz SL Sacramento, L.L.C., HL Brea, L.L.C., HL Deptford, L.L.C., HL Hayward, L.L.C., HL San Jose, L.L.C., HL Scottsdale, L.L.C., HL Torrance, L.L.C., HL Irvine 1, L.L.C., HL West Covina, L.L.C., HL Glendale, L.L.C. and HL Northridge, L.L.C., each a Delaware limited liability company, Levitz SL Langhorne, L.P. and HL Fairless Hills, L.P., each a Delaware limited partnership (each, together with its permitted successors and assigns, a “Borrower” , and collectively, together with their respective permitted successors and assigns, “ Borrowers ”), dated June 1, 2006 (24)

10.57	Consent and Assumption Agreement between Thor Chestnut Hill, LP, Thor Chestnut Hill II, LP, Acadia Chestnut, LLC, Acadia Realty Limited Partnership and Wells Fargo Bank, N.A. dated June 9, 2006, original Mortgage and Security Agreement between Thor Chestnut Hill, LP and Thor Chestnut Hill II, LP and Column Financial, Inc. dated June 5, 2003 and original Assignment of Leases and Rents from Thor Chestnut Hill, LP and Thor Chestnut Hill II, LP to Column Financial, Inc. dated June 2003. (24)

10.58	Loan Agreement and Promissory Note between RD Woonsocket Associates, L.P. and Merrill Lynch Mortgage Lending, Inc. dated September 8, 2006 (25)

10.59	Amended and Restated Revolving Loan Agreement dated as of December 19, 2006 by and among RD Abington Associates LP, Acadia Town Line, LLC, RD Methuen Associates LP, RD Absecon Associates, LP, RD Bloomfield Associates, LP, RD Hobson Associates, LP, and RD Village Associates LP, and Bank of America, N.A. and the First Amendment to Amended and Restated Revolving Loan Agreement dated February, 2007. (26)

10.60	Loan Agreement between Bank of America, N.A. and RD Branch Associates, LP dated December 19, 2006. (26)

10.61	Loan Agreement between 239 Greenwich Associates Limited Partnership and Wachovia Bank, National Association dated January 25, 2007. (28)

10.62	Revolving Credit Agreement between Acadia Realty Limited Partnership and Washington Mutual Bank dated March 29, 2007. (28)

10.63	Loan Agreement between Acadia Merrillville Realty, L.P. and Bear Stearns Commercial Mortgage, Inc dated July 2, 2007. (29)

10.64	Promissory Note between Acadia Merrillville Realty, L.P. and Bear Stearns Commercial Mortgage, Inc dated July 2, 2007. (29)

10.65	Loan Agreement Note between APA 216th Street and Bank of America, N.A. dated September 11, 2007. (29)

10.66	Promissory Note between APA 216th Street and Bank of America, N.A. dated September 11, 2007. (29)

10.67	Acquisition and Project Loan agreement between Acadia – PA East Fordham Acquisitions, LLC and Eurohypo AG, New York Branch dated October 5, 2007 (30)

10.68	Building Loan Agreement between Acadia – PA East Fordham Acquisitions, LLC and Eurohypo AG, New York Branch dated October 5, 2007 (30)

10.69	Revolving credit agreement between Acadia Strategic Opportunity Fund III, LLC. and Bank of America, N.A. dated October 10, 2007 (30)

10.70	Mortgage Consolidation and Modification Agreement between Acadia Tarrytown LLC and Anglo Irish Bank Corporation, PLC dated October 30, 2007 (30)

10.71	Project Loan Agreement between P/A – Acadia Pelham Manor, LLC and Bear Stearns Commercial Mortgage, Inc. dated December 10, 2007 (30)

Exhibit No.	Description
10.72	Building Loan Agreement P/A – Acadia Pelham Manor, LLC and Bear Stearns Commercial Mortgage, Inc. dated December 10, 2007 (30)

10.73	Project Loan Agreement between Acadia Atlantic Avenue, LLC and Bear Stearns Commercial Mortgage, Inc. dated December 26, 2007 (30)

10.74	Building Loan Agreement between Acadia Atlantic Avenue, LLC and Bear Stearns Commercial Mortgage, Inc. dated December 26, 2007 (30)

10.75	Certain information regarding the compensation arrangements with certain officers of registrant (Incorporated by reference to Item 5.02 of the registrant’s Form 8-K filed with the SEC on February 4, 2008)

21	List of Subsidiaries of Acadia Realty Trust (30)

23.1	Consent of Registered Public Accounting Firm to incorporation by reference its reports into Forms S-3 and Forms S-8 (30)

31.1	Certification of Chief Executive Officer pursuant to rule 13a–14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (26)

31.2	Certification of Chief Financial Officer pursuant to rule 13a–14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (26)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (26)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (26)

99.1	Amended and Restated Agreement of Limited Partnership of the Operating Partnership (11)

99.2	First and Second Amendments to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership (11)

99.3	Third Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership (18)

99.4	Fourth Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership (18)

99.5	Certificate of Designation of Series A Preferred Operating Partnership Units of Limited Partnership Interest of Acadia Realty Limited Partnership (2)

99.6	Certificate of Designation of Series B Preferred Operating Partnership Units of Limited Partnership Interest of Acadia Realty Limited Partnership (18)

Notes:

(1)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal Year ended December 31, 1994

(2)	Incorporated by reference to the copy thereof filed as an Exhibit to Company’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 1997

(3)	Incorporated by reference to the copy thereof filed as an Exhibit to Company’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 1998

(4)	Incorporated by reference to the copy thereof filed as an Exhibit to Company’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 1998

Notes, continued

(5)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Registration Statement on Form S-11 (File No.33-60008)

(6)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form10-K filed for the fiscal year ended December 31, 1998

(7)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form10-K filed for the fiscal year ended December 31, 1999

(8)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Registration Statement on Form S-8 filed September 28, 1999

(9)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Form 8-K filed on April 20, 1998

(10)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Form 10-K filed for the fiscal year ended December 31, 2000

(11)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Registration Statement on Form S-3 filed on March 3, 2000

(12)	Incorporated by reference to the copy thereof filed as an Exhibit to Company’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 2001

(13)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001

(14)	Incorporated by reference to the copy thereof filed as an Exhibit to Yale University’s Schedule 13D filed on September 25, 2002

(15)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2002

(16)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Definitive Proxy Statement on Schedule 14A filed April 29, 2003.

(17)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Current Report on Form 8-K filed on July 2, 2003

(18)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2003

(19)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2004.

(20)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2004.

(21)	Management contract or compensatory plan or arrangement.

(22)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2005.

(23)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Current Report on Form 8-K filed on January 4, 2006

(24)	Incorporated by reference to the copy thereof filed as an Exhibit to Company’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2006

(25)	Incorporated by reference to the copy thereof filed as an Exhibit to Company’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 2006

(26)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Current Report on Form 8-K filed on January 19, 2007

(27)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2006.

(28)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2007.

(29)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 2007.

(30)	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

ACADIA REALTY TRUST
(Registrant)

By:	/s/ Kenneth F. Bernstein
Kenneth F. Bernstein
Chief Executive Officer,
President and Trustee

By:	/s/ Michael Nelsen
Michael Nelsen
Senior Vice President and
Chief Financial Officer

By:	/s/ Jonathan W. Grisham
Jonathan W. Grisham
Senior Vice President and
Chief Accounting Officer
Dated: February 29, 2008
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Kenneth F. Bernstein (Kenneth F. Bernstein)	Chief Executive Officer, President and Trustee (Principal Executive Officer)	February 29, 2008

/s/ Michael Nelsen (Michael Nelsen)	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 29, 2008

/s/ Jonathan W. Grisham (Jonathan W. Grisham)	Senior Vice President and Chief Accounting Officer	February 29, 2008
(Principal Accounting Officer)

/s/ Douglas Crocker II (Douglas Crocker II)	Trustee	February 29, 2008

/s/ Alan S. Forman (Alan S. Forman)	Trustee	February 29, 2008

/s/ Suzanne Hopgood (Suzanne Hopgood)	Trustee	February 29, 2008

/s/ Lorrence T. Kellar (Lorrence T. Kellar)	Trustee	February 29, 2008

/s/ Wendy Luscombe (Wendy Luscombe)	Trustee	February 29, 2008

/s/ William T. Spitz (William T. Spitz)	Trustee	February 29, 2008

/s/ Lee S. Wielansky (Lee S. Wielansky)	Trustee	February 29, 2008

EXHIBIT INDEX
The following is an index to all exhibits filed with the Annual Report on Form 10-K other than those incorporated by reference herein:

Exhibit No.	Description

10.67	Acquisition and Project Loan agreement between Acadia – PA East Fordham Acquisitions, LLC and Eurohypo AG, New York Branch dated October 5, 2007

10.68	Building Loan Agreement between Acadia – PA East Fordham Acquisitions, LLC and Eurohypo AG, New York Branch dated October 5, 2007

10.69	Revolving credit agreement between Acadia Strategic Opportunity Fund III, LLC. and Bank of America, N.A. dated October 10, 2007

10.70	Mortgage Consolidation and Modification Agreement between Acadia Tarrytown LLC and Anglo Irish Bank Corporation, PLC dated October 30, 2007

10.71	Project Loan Agreement between P/A – Acadia Pelham Manor, LLC and Bear Stearns Commercial Mortgage, Inc. dated December 10, 2007

10.72	Building Loan Agreement P/A – Acadia Pelham Manor, LLC and Bear Stearns Commercial Mortgage, Inc. dated December 10, 2007 (30)

10.73	Project Loan Agreement between Acadia Atlantic Avenue, LLC and Bear Stearns Commercial Mortgage, Inc. dated December 26, 2007 (30)

10.74	Building Loan Agreement between Acadia Atlantic Avenue, LLC and Bear Stearns Commercial Mortgage, Inc. dated December 26, 2007

21	List of Subsidiaries of Acadia Realty Trust

23.1	Consent of Registered Public Accounting Firm to incorporation by reference its reports into Forms S-3 and Forms S-8

31.1	Certification of Chief Executive Officer pursuant to rule 13a – 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to rule 13a – 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ACADIA REALTY TRUST AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
The Shareholders and Trustees of
Acadia Realty Trust
We have audited the accompanying consolidated balance sheets of Acadia Realty Trust and subsidiaries (the “Company”) as of December 31, 2007 and 2006 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. In connection with our audits of the financial statements we have also audited the accompanying financial statement schedule listed on page F-1. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Acadia Realty Trust and subsidiaries at December 31, 2007, and 2006 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with generally accepted accounting principles in the United States of America.
Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Acadia Realty Trust and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 29, 2008 expressed an unqualified opinion thereon.
As explained in Note 1 to the financial statements, effective January 1, 2006, Acadia Realty Trust and subsidiaries adopted the provisions of Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements.

/s/ BDO Seidman, LLP

New York, New York
February 29, 2008

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(dollars in thousands)
ASSETS
Real estate:
Land	$235,550	$145,916
Buildings and improvements	540,760	465,050
Construction in progress	77,764	39,085

	854,074	650,051
Less: accumulated depreciation	155,480	135,085

Net real estate	698,594	514,966
Cash and cash equivalents	123,343	139,571
Cash in escrow	6,637	5,321
Investments in and advances to unconsolidated affiliates	44,654	33,333
Rents receivable, net	13,449	11,869
Notes receivable	57,662	36,038
Deferred charges, net	21,825	20,749
Acquired lease intangibles	16,103	11,653
Prepaid expenses and other assets, net	16,745	41,959
Assets of discontinued operations	—	36,233

	$999,012	$851,692

LIABILITIES AND SHAREHOLDERS’ EQUITY
Mortgage notes payable	$402,903	$319,507
Convertible notes payable	115,000	100,000
Acquired lease intangibles	5,651	4,919
Accounts payable and accrued expenses	15,289	9,882
Dividends and distributions payable	14,420	6,661
Share of distributions in excess of share of income and investment in unconsolidated affiliates	20,007	21,728
Other liabilities	13,895	5,379
Liabilities of discontinued operations	—	28,760

Total liabilities	587,165	496,836

Minority interest in operating partnership	4,595	8,673
Minority interests in partially-owned affiliates	166,516	105,064

Total minority interests	171,111	113,737

Shareholders’ equity:
Common shares, $.001 par value, authorized 100,000,000 shares, issued and outstanding 32,184,462 and 31,772,952 shares, respectively	32	31
Additional paid-in capital	227,890	227,555
Accumulated other comprehensive loss	(953)	(234)
Retained earnings	13,767	13,767

Total shareholders’ equity	240,736	241,119

	$999,012	$851,692

The accompanying notes are an integral part of these consolidated financial statements

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
	2007	2006	2005
	(dollars in thousands except per share amounts)
Revenues
Minimum rents	$72,051	$63,629	$69,401
Percentage rents	625	1,192	1,272
Expense reimbursements	13,318	14,538	14,440
Other property income	1,031	857	1,972
Management fee income from related parties, net	4,064	5,625	3,564
Interest income	10,315	8,311	3,316
Other income	165	1,648	—

Total revenues	101,569	95,800	93,965

Operating Expenses
Property operating	15,881	12,857	13,348
Real estate taxes	9,678	10,095	8,952
General and administrative	23,058	19,782	16,153
Depreciation and amortization	27,506	25,361	24,697

Total operating expenses	76,123	68,095	63,150

Operating income	25,446	27,705	30,815

Equity in earnings of unconsolidated affiliates	6,619	2,559	21,280
Interest expense	(22,775)	(20,377)	(16,689)
Minority interest	9,063	5,227	(13,946)

Income from continuing operations before income taxes	18,353	15,114	21,460
Income tax provision (benefit)	297	(508)	2,140

Income from continuing operations	18,056	15,622	19,320

Discontinued operations
Operating income from discontinued operations	377	2,879	2,152
Impairment of real estate	—	—	(770)
Gain (loss) on sale of properties, net	5,271	20,974	(50)
Minority interest	(111)	(462)	(26)

Income from discontinued operations	5,537	23,391	1,306

Extraordinary item
Share of extraordinary gain from investment in unconsolidated affiliate	30,200	—	—
Minority Interest	(24,167)	—	—
Income tax provision	(2,356)	—	—

Income from extraordinary item	3,677	—	—

Net income	$27,270	$39,013	$20,626

Basic earnings per share
Income from continuing operations	$0.55	$0.48	$0.61
Income from discontinued operations	0.17	0.72	0.04
Income from extraordinary item	0.11	—	—

Basic earnings per share	$0.83	$1.20	$0.65

Diluted earnings per share
Income from continuing operations	$0.54	$0.48	$0.60
Income from discontinued operations	0.17	0.70	0.04
Income from extraordinary item	0.11	—	—

Diluted earnings per share	$0.82	$1.18	$0.64

The accompanying notes are an integral part of these consolidated financial statements

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
			Additional	Other		Total
	Common Shares		Paid-in	Comprehensive	Retained	Shareholders’
	Shares	Amount	Capital	Loss	Earnings	Equity
	(dollars in thousands, except per share amounts)
Balance at December 31, 2004	31,341	$31	$222,715	$(3,180)	$(2,642)	$216,924
Conversion of 796 Series A Preferred OP Units to Common Shares by limited partners of the Operating Partnership	92	—	696	—	—	696
Employee Restricted Share awards	52	—	1,030	—	—	1,030
Dividends declared ($0.7025 per Common Share)	—	—	(1,691)	—	(20,626)	(22,317)
Employee and trustee exercise of 51,200 options	51	—	345	—	—	345
Common Shares issued under Employee Share Purchase Plan	7	—	104	—	—	104

Unrealized gain on valuation of swap agreements	—	—	—	2,708	—	2,708
Amortization of derivative instrument				460		460
Net income	—	—	—	—	20,626	20,626

Total comprehensive income	—	—	—	—	—	23,794

Balance at December 31, 2005	31,543	31	223,199	(12)	(2,642)	220,576
Cumulative effect of straight-line rent Adjustment	—	—	—	—	1,796	1,796
Conversion of 696 Series A Preferred OP Units to Common Shares by limited partners of the Operating Partnership	93	—	696	—	—	696
Employee Restricted Share awards	122	—	3,530	—	—	3,530
Dividends declared ($0.755 per Common Share)	—	—	—	—	(24,400)	(24,400)
Employee exercise of 7,500 options to purchase Common Shares	8	—	43	—	—	43
Common Shares issued under Employee Share Purchase Plan	4	—	112	—	—	112
Redemption of 11,105 restricted Common OP Units	—	—	(101)	—	—	(101)
Issuance of Common Shares to Trustees	3	—	76	—	—	76

Unrealized loss on valuation of swap agreements	—	—	—	(662)	—	(662)
Amortization of derivative instrument				440		440
Net income	—	—	—	—	39,013	39,013

Total comprehensive income	—	—	—	—	—	38,791

Balance at December 31, 2006	31,773	31	227,555	(234)	13,767	241,119
Conversion of 4,000 Series B Preferred OP Units to Common Shares by limited partners of the Operating Partnership	312	—	4,000	—	—	4,000
Employee Restricted Share awards	103	1	3,151	—	—	3,152
Dividends declared ($1.0325 per Common Share)	—	—	(6,425)	—	(27,270)	(33,695)
Employee exercise of 17,474 options to purchase Common Shares	17	—	174	—	—	174
Common Shares issued under Employee Share Purchase Plan	7	—	183	—	—	183
Issuance of Common Shares to Trustees	13	—	346	—	—	346
Employee Restricted Shares cancelled	(41)	—	(1,094)	—	—	(1,094)

Unrealized loss on valuation of swap agreements	—	—	—	(921)	—	(921)
Amortization of derivative instrument	—	—	—	202	—	202
Net income	—	—	—	—	27,270	27,270

Total comprehensive income	—	—	—	—	—	26,551

Balance at December 31, 2007	32,184	$32	$227,890	$(953)	$13,767	$240,736

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2007	2006	2005
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$27,270	$39,013	$20,626
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,428	27,178	27,747
(Gain) loss on sale of property	(5,271)	(20,974)	50
Impairment of real estate	—	—	770
Minority interests	15,215	(4,765)	13,972
Amortization of lease intangibles	722	1,080	980
Amortization of mortgage note premium	(111)	(144)	(530)
Share compensation expense	3,285	3,531	1,029
Equity in earnings of unconsolidated affiliates	(36,819)	(2,559)	(21,280)
Distributions of operating income from unconsolidated affiliates	36,666	3,277	21,498
Amortization of derivative settlement included in interest expense	202	440	460
Changes in assets and liabilities:
Funding of escrows, net	667	(1,389)	(1,827)
Rents receivable	(1,180)	260	(3,004)
Prepaid expenses and other assets, net	23,926	967	(8,867)
Accounts payable and accrued expenses	4,962	(5,200)	(3,855)
Other liabilities	7,203	(1,088)	2,470

Net cash provided by operating activities	105,165	39,627	50,239

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate and improvements	(210,227)	(87,009)	(131,077)
Deferred acquisition and leasing costs	(1,746)	(6,941)	(5,670)
Investments in and advances to unconsolidated affiliates	(39,712)	(27,626)	(455)
Return of capital from unconsolidated affiliates	26,625	28,423	22,847
Collections of notes receivable	11,071	20,948	1,868
Advances of notes receivable	(14,548)	(44,162)	(7,914)
Preferred equity investment	—	19,000	(19,000)
Proceeds from sale of property	19,668	38,477	3,931

Net cash used in investing activities	(208,869)	(58,890)	(135,470)

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2007	2006	2005
	(dollars in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on mortgage notes	$(165,451)	$(168,082)	$(44,784)
Proceeds received on mortgage notes	222,218	159,617	184,466
Proceeds received on convertible notes	15,000	100,000	—
Payment of deferred financing and other costs	(4,128)	(7,026)	(2,801)
Capital contributions from partners and members	105,520	44,481	44,122
Distributions to partners and members	(61,050)	(36,120)	—
Dividends paid to Common Shareholders	(26,039)	(23,823)	(21,869)
Distributions to minority interests in Operating Partnership	(527)	(487)	(380)
Distributions on preferred Operating Partnership Units to minority interests	(86)	(254)	(342)
Distributions to minority interests in partially-owned affiliates	(2,612)	(232)	(436)
Repurchase and cancellation of shares	(1,094)	—	—
Contributions from minority interests in partially -owned affiliates	5,022	300	1,000
Redemption of Operating Partnership Units	—	(246)	—
Common Shares issued under Employee Stock Purchase Plan	529	188	104
Exercise of options to purchase Common Shares	174	43	345

Net cash provided by financing activities	87,476	68,359	159,425

(Decrease) increase in cash and cash equivalents	(16,228)	49,096	74,194
Cash and cash equivalents, beginning of period	139,571	90,475	16,281

Cash and cash equivalents, end of period	$123,343	$139,571	$90,475

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, including capitalized interest of $34, $79, and $260, respectively	$23,709	$22,843	$18,799

Cash paid for income taxes	$348	$1,039	$1,512

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of management contract rights through issuance of Common and Preferred Operating Partnership Units	$—	$—	$4,000

Acquisition of real estate through assumption of debt	$—	$22,583	$—

Issuance of notes receivable in connection with sale of real estate	$(18,000)	$—	$—

Acquisition of property through issuance of Preferred Operating Partnership Units	$—	$—	$200

Conversion of common equity interest into preferred equity interest in investments	$—	$—	$3,255

Recapitalization and deconsolidation of investment:
Real estate, net	$—	$124,962	$—
Other assets and liabilities	—	(11,413)	—
Mortgage debt	—	(66,984)	—
Minority interests	—	(36,504)	—
Investment in unconsolidated affiliates	—	(10,428)	—

Cash included in investments and advances to unconsolidated affiliates	$—	$(367)	—

Acquisition of interest in investment from unaffiliated investor:
Real estate, net	$—	$(9,260)	$—
Other assets and liabilities	—	5,901	—
Investment in unconsolidated affiliates	—	3,469	—

Cash included in expenditures for real estate and improvements	$—	$110	$—

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
As of December 31, 2007, the Company operated 76 properties, which it owns or has an ownership interest in, principally located in the Northeast, Mid-Atlantic and Midwest regions of the United States.
All of the Company’s assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership (the “Operating Partnership”) and entities in which the Operating Partnership owns a controlling interest. As of December 31, 2007, the Trust controlled 98% of the Operating Partnership as the sole general partner. As the general partner, the Trust is entitled to share, in proportion to its percentage interest, in the cash distributions and profits and losses of the Operating Partnership. The limited partners represent entities or individuals who contributed their interests in certain properties or entities to the Operating Partnership in exchange for common or preferred units of limited partnership interest (“Common or Preferred OP Units”). Limited partners holding Common OP Units are generally entitled to exchange their units on a one-for-one basis for common shares of beneficial interest of the Trust (“Common Shares”). This structure is referred to as an umbrella partnership REIT or “UPREIT”.
During September of 2001, the Company formed a partnership, Acadia Strategic Opportunity Fund I, LP (“Fund I”), and during August of 2004 formed a limited liability company, Acadia Mervyn Investors I, LLC (“Mervyns I”), with four institutional investors. The Operating Partnership committed a total of $20.0 million to Fund I and Mervyns I, and the four institutional shareholders committed a total of $70.0 million, for the purpose of acquiring approximately $300.0 million in investments. As of December 31, 2007, the Operating Partnership had contributed $16.5 million to Fund I and $2.7 million to Mervyns I.
The Operating Partnership is the general partner of Fund I and sole managing member of Mervyns I, with a 22.2% interest in both Fund I and Mervyns I and is also entitled to a profit participation in excess of its invested capital based on certain investment return thresholds (“Promote”). Cash flow is distributed pro-rata to the partners and members (including the Operating Partnership) until they receive a 9% cumulative return (“Preferred Return”), and the return of all capital contributions. Thereafter, remaining cash flow (which is net of distributions and fees to the Operating Partnership for management, asset management, leasing, construction and legal services) is distributed 80% to the partners (including the Operating Partnership) and 20% to the Operating Partnership as a Promote. As all contributed capital and accumulated preferred return has been distributed to investors, the Operating Partnership is currently entitled to a Promote on all earnings and distributions.
During June of 2004, the Company formed Acadia Strategic Opportunity Fund II, LLC (“Fund II”), and during August 2004 formed Acadia Mervyn Investors II, LLC (“Mervyns II”), with the investors from Fund I as well as two additional institutional investors. With $300.0 million of committed discretionary capital, Fund II and Mervyns II combined expect to be able to acquire or develop up to $900.0 million of investments on a leveraged basis. The Operating Partnership’s share of committed capital is $60.0 million. The Operating Partnership is the managing member with a 20% interest in both Fund II and Mervyns II. The terms and structure of Fund II and Mervyns II are substantially the same as Fund I and Mervyns I, including the Promote structure, with the exception that the Preferred Return is 8%. As of December 31, 2007, the Operating Partnership had contributed $28.8 million to Fund II and $7.6 million to Mervyns II.
During May of 2007, the Company formed Acadia Strategic Opportunity Fund III LLC (“Fund III”) with fourteen institutional investors, including a majority of the investors from Fund I and Fund II. With $503.0 million of committed discretionary capital, Fund III expects to be able to acquire or develop approximately $1.5 billion of assets on a leveraged basis. The Operating Partnership’s share of the invested capital is $100.0 million and it is the managing member with a 19.9% interest in Fund III. The terms and structure of Fund III is substantially the same as the previous Funds I and II, including the Promote structure, with the exception that the Preferred Return is 6%. As of December 31, 2007, the Operating Partnership had contributed $10.5 million to Fund III.
Principles of Consolidation
The consolidated financial statements include the consolidated accounts of the Company and its controlling investments in partnerships and limited liability companies in which the Company is presumed to have control in accordance with Emerging Issues Task Force (“EITF”) Issue No. 04-5. The ownership interests of other investors in these entities are recorded as minority interests. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in entities for which the Company has the ability to exercise significant influence over, but does not have financial or operating control, are accounted for using the equity method of accounting. Accordingly, the Company’s share of the earnings (or loss) of these entities are included in consolidated net income.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization, Basis of Presentation and Summary of Significant Accounting Policies, continued
Principles of Consolidation, continued
Variable interest entities within the scope of Financial Accounting Statements Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46-R”) are required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that bears a majority of the entity’s expected losses, receives a majority of its expected returns, or both. Management has evaluated the applicability of FIN 46-R to its investments in certain joint ventures and determined that these joint ventures do not meet the requirements of a variable interest entity or the Company is not the primary beneficiary and, therefore, consolidation of these ventures is not required. Accordingly, these investments are accounted for using the equity method.
On January 4, 2006, Fund I recapitalized its investment in a one million square foot shopping center portfolio located in Wilmington, Delaware (“Brandywine Portfolio”). The recapitalization was effected through the conversion of the 77.8% interest which was previously held by the institutional investors in Fund I to affiliates of GDC Properties (“GDC”) through a merger of interests in exchange for cash. The Operating Partnership has retained its existing 22.2% interest in the Brandywine Portfolio in partnership with GDC and continues to operate the portfolio and earn fees for such services. Following the January 2006 recapitalization of the Brandywine Portfolio, the Company no longer has a controlling interest in this investment and, accordingly, accounts for this investment under the equity method of accounting.
Investments in and Advances to Unconsolidated Joint Ventures
The Company accounts for its investments in unconsolidated joint ventures using the equity method as it does not exercise control over significant asset decisions such as buying, selling or financing nor is it the primary beneficiary under FIN 46R, as discussed above. Under the equity method, the Company increases its investment for its proportionate share of net income and contributions to the joint venture and decreases its investment balance by recording its proportionate share of net loss and distributions. The Company recognizes income for distributions in excess of its investment where there is no recourse to the Company. For investments in which there is recourse to the Company, distributions in excess of the investment are recorded as a liability. Although the Company accounts for its investment in Albertson’s (Note 4), using the equity method of accounting, the Company adopted the policy of not recording its equity in earnings or losses of this unconsolidated affiliate until the Company receives the audited financial statements of Albertson’s to support the equity earnings or losses in accordance with paragraph 19 of Accounting Principles Board (“APB”) 18 “Equity Method of Accounting for Investments in Common Stock.”
The Company periodically reviews its investment in unconsolidated joint ventures for other than temporary declines in market value. Any decline that is not expected to be recovered in the next twelve months is considered other than temporary and an impairment charge is recorded as a reduction in the carrying value of the investment. No impairment charges were recognized for the years ended December 31, 2007, 2006 and 2005.
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
Real Estate
Real estate assets are stated at cost less accumulated depreciation. Expenditures for acquisition, development, construction and improvement of properties, as well as significant renovations are capitalized. Interest costs are capitalized until construction is substantially complete. Construction in progress includes costs for significant property expansion and redevelopment. Depreciation is computed on the straight-line basis over estimated useful lives of 30 to 40 years for buildings, the shorter of the useful life or lease term for tenant improvements and five years for furniture, fixtures and equipment. Expenditures for maintenance and repairs are charged to operations as incurred.
Upon acquisitions of real estate, the Company assesses the fair value of acquired assets (including land, buildings and improvements, and identified intangibles such as above and below market leases and acquired in-place leases and customer relationships) and acquired liabilities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization, Basis of Presentation and Summary of Significant Accounting Policies, continued
Real Estate, continued
SFAS No. 142, “Goodwill and Other Intangible Assets”, and allocates purchase price based on these assessments. The Company assesses fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property.
The Company reviews its long-lived assets used in operations for impairment when there is an event, or change in circumstances that indicates impairment in value. The Company records impairment losses and reduces the carrying value of properties when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases where the Company does not expect to recover its carrying costs on properties held for use, the Company reduces its carrying cost to fair value, and for properties held for sale, the Company reduces its carrying value to the fair value less costs to sell. During the years ended December 31, 2007 and 2006, no impairment losses were recognized. During the year ended December 31, 2005, an impairment loss of $0.8 million was recognized related to a property that was sold during July of 2005. Management does not believe that the values of its properties within the portfolio are impaired as of December 31, 2007.
Sale of Real Estate
The Company recognizes property sales in accordance with SFAS No. 66, “Accounting for Sales of Real Estate.” The Company generally records the sales of operating properties and outparcels using the full accrual method at closing when the earnings process is deemed to be complete. Sales not qualifying for full recognition at the time of sale are accounted for under other appropriate deferral methods.
Real Estate Held-for Sale
The Company evaluates the held-for-sale classification of its real estate each quarter. Assets that are classified as held-for-sale are recorded at the lower of their carrying amount or fair value less cost to sell. Assets are generally classified as held-for-sale once management has initiated an active program to market them for sale and has received a firm purchase commitment. The results of operations of these real estate properties are reflected as discontinued operations in all periods reported.
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
Management Contracts
Income from management contracts is recognized on an accrual basis as such fees are earned. The initial acquisition cost of the management contracts is being amortized over the estimated lives of the contracts acquired. Income from management contracts for the year ended December 31, 2005 is net of sub-management fees of $0.3 million.
Revenue Recognition and Accounts and Notes Receivable
Leases with tenants are accounted for as operating leases. Minimum rents are recognized on a straight-line basis over the term of the respective leases, beginning when the tenant takes possession of the space. As of December 31, 2007 and 2006, included in rents receivable, net on the accompanying consolidated balance sheet, unbilled rents receivable relating to straight-lining of rents were $8.4 million and $5.6 million, respectively. Certain of these leases also provide for percentage rents based upon the level of sales achieved by the tenant. Percentage rent is recognized in the period when the tenants’ sales breakpoint is met. In addition, leases typically provide for the reimbursement to the Company of real estate taxes, insurance and other property operating expenses. These reimbursements are recognized as revenue in the period the expenses are incurred.
The Company makes estimates of the uncollectability of its accounts receivable related to tenant revenues. An allowance for doubtful accounts has been provided against certain tenant accounts receivable that are estimated to be uncollectible. Once the amount is ultimately deemed to be uncollectible, it is written off. Rents receivable at December 31, 2007 and 2006 are shown net of an allowance for doubtful accounts of $3.1 million and $3.2 million, respectively.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization, Basis of Presentation and Summary of Significant Accounting Policies, continued
Revenue Recognition and Accounts and Notes Receivable, continued
Interest income from notes receivable is recognized on an accrual basis based on the contractual terms of the notes. The Company reviews notes receivable on a quarterly basis and determined that all notes receivable are deemed to be collectible as of December 31, 2007.
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.
Restricted Cash and Cash in Escrow
Restricted cash and cash in escrow consist principally of cash held for real estate taxes, property maintenance, insurance, minimum occupancy and property operating income requirements at specific properties as required by certain loan agreements.
Income Taxes
The Company has made an election to be taxed, and believes it qualifies as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). To maintain REIT status for Federal income tax purposes, the Company is generally required to distribute at least 90% of its REIT taxable income to its stockholders as well as comply with certain other requirements as defined by the Code. Accordingly, the Company is not subject to federal corporate income tax to the extent that it distributes 100% of its REIT taxable income each year.
Although it may qualify for REIT status for Federal income tax purposes, the Company is subject to state income or franchise taxes in certain states in which some of its properties are located. In addition, taxable income from non-REIT activities managed through the Company’s taxable REIT subsidiaries (“TRS”) are subject to Federal, state and local income taxes.
TRS income taxes are accounted for under the asset and liability method as required by SFAS No. 109, “Accounting for Income Taxes.” Under the asset and liability method, deferred income taxes are recognized for the temporary differences between the financial reporting basis and the tax basis of the TRS assets and liabilities.
The Company adopted the provisions of the FASB financial Interpretation No. 48, “ Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109” as of January 1, 2007. The Company believes that it has appropriate support for the income tax positions taken and, as such, does not have any uncertain tax positions that result in a material impact on the Company’s financial position or results of operation. The prior three years income tax returns are subject to review by the Internal Revenue Service. The Company’s policy relating to interest and penalties is to recognize them as a component of the provision for income taxes.
Stock-based Compensation
The Company accounts for stock options pursuant to SFAS No. 123R “Accounting for Stock-Based Compensation”. As such, all stock options are reflected as compensation expense in the Company’s consolidated financial statements over their vesting period based on the fair value at the date the stock option was granted.
Recent Accounting Pronouncements
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
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” which, among other things, provides guidance and establishes amended accounting and reporting standards for a parent company’s noncontrolling or minority interest in a subsidiary. The Company is currently evaluating the impact of adopting the Statement, which is effective for fiscal years beginning on or after December 15, 2008.
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which replaces SFAS No. 141 Business Combinations. SFAS No. 141R, among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired (including intangibles), the liabilities assumed and any noncontrolling interest in the acquired entity. The Company is currently evaluating the impact of adopting the Statement, which is effective for fiscal years beginning on or after December 15, 2008.
Comprehensive income
The following table sets forth comprehensive income for the years ended December 31, 2007, 2006 and 2005:

	Years ended December 31,
(dollars in thousands)	2007	2006	2005
Net income	$27,270	$39,013	$20,626
Other comprehensive (loss) income	(719)	(222)	3,168

Comprehensive income	$26,551	$38,791	$23,794

Other comprehensive income relates to the changes in the fair value of derivative instruments accounted for as cash flow hedges and the amortization, which is included in interest expense, of derivative instruments.
The following table sets forth the change in accumulated other comprehensive loss for the years ended December 31, 2007 and 2006:
Accumulated other comprehensive loss

	Years ended December 31,
(dollars in thousands)	2007	2006
Beginning balance	$(234)	$(12)
Unrealized (loss) gain on valuation of derivative instruments and amortization of derivative	(719)	(222)

Ending balance	$(953)	$(234)

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. Acquisition and Disposition of Properties and Discontinued Operations
A. Acquisition and Disposition of Properties
Currently the primary vehicles for the Company’s acquisitions are Funds I, II and III (Note 1).
Acquisitions
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
On June 13, 2007, the Company (approximately 25%), along with an unaffiliated partner (approximately 75%), acquired a leasehold interest in The Gallery at Fulton Street and adjacent parking garage located in downtown Brooklyn, New York for $115.0 million. The redevelopment plans include the demolition of the existing improvements and the construction of a mixed-use project to be called CityPoint.
On October 31, 2007, the Company, in conjunction with an unaffiliated partner, P/A Associates, LLC (“Acadia P/A”) acquired a 530,000 square foot warehouse building in Canarsie, Brooklyn for approximately $21.0 million. The development plan for this property includes the demolition of a portion of the warehouse and the construction of a 320,000 square foot mixed-use project consisting of retail, office, cold-storage and self-storage.
On November 1, 2007, the Company, and an unaffiliated partner acquired a property in Westport, Connecticut for approximately $17.0 million. The plan is to redevelop the existing building into 30,000 square feet of retail and residential use.
On November 5, 2007, the Company, through Acadia P/A, acquired a property in Sheepshead Bay, Brooklyn for approximately $20.0 million. The redevelopment plan includes the demolition of the existing structures and the construction of a 240,000 square foot shopping center.
On January 12, 2006, the Company closed on a 19,265 square foot retail building in the Lincoln Park district in Chicago. The property was acquired from an affiliate of Klaff for a purchase price of $9.9 million, including the assumption of existing mortgage debt in the principal amount of $3.8 million.
On January 24, 2006, the Company acquired a 60% interest in the entity which owns the A&P Shopping Plaza located in Boonton, New Jersey. The property is a 63,000 square foot shopping center anchored by a 49,000 square foot A&P Supermarket. A portion of the remaining 40% interest is owned by a principal of P/A Associates, LLC. The interest was acquired for $3.2 million.
On June 16, 2006, the Company purchased 8400 and 8625 Germantown Road, totaling 40,570 square feet, in Philadelphia, Pennsylvania for $16.0 million. The Company assumed a $10.1 million first mortgage loan which has a maturity date of June 11, 2013.
On September 21, 2006, the Company purchased 2914 Third Avenue, a 41,305 square foot building located in the Bronx, New York for $18.5 million.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. Acquisition and Disposition of Properties and Discontinued Operations, continued
Dispositions
On November 15, 2007, the Company sold the Amherst Marketplace and Sheffield Crossing, shopping centers located in Ohio, for $26.0 million, which resulted in a $7.5 million gain on sale.
On December 13, 2007, the Company sold a residential complex in Columbia, Missouri for $15.5 million, which resulted in a $2.0 million loss on sale.
On November 3, 2006, the Company sold the Bradford Towne Centre, a 257,123 square foot shopping center located in Towanda, Pennsylvania, for $16.0 million, which resulted in a $5.6 million gain on sale.
On November 28, 2006, the Company sold three properties located in northeastern Pennsylvania as follows:

(dollars in thousands)	Sales Price	Gain	GLA
Property
Greenridge Plaza	$10,600	$4,753	191,767
Luzerne Street Center	3,600	2,521	58,035
Pittston Plaza	6,000	487	79,498

Total	$20,200	$7,761	329,300

On December 14, 2006, the Company sold the Soundview Marketplace, a 183,815 square foot shopping center in Port Washington, New York, for $24.0 million which resulted in a $7.9 million gain on the sale.
On July 7, 2005, the Company sold the Berlin Shopping Center for $4.0 million. An impairment loss of $0.8 million was recognized for the year ended December 31, 2005 to reduce the carrying value of this asset to fair value less costs to sell.
B. Discontinued Operations
SFAS No. 144 requires discontinued operations presentation for disposals of a “component” of an entity. In accordance with SFAS No. 144, for all periods presented, the Company has reclassified its consolidated statements of income to reflect income and expenses for sold properties (Note 2A), as discontinued operations and reclassified its consolidated balance sheets to reflect assets and liabilities related to such properties as assets and liabilities related to discontinued operations. Interest expense specific to a discontinued operation property is reflected in discontinued operations.
The combined results of operations of sold properties are reported separately as discontinued operations for the years ended December 31, 2007, 2006 and 2005.
The combined assets and liabilities and results of operations of the properties classified as discontinued operations are summarized as follows:

December 31,
(dollars in thousands)	2006
ASSETS
Net real estate	$32,616
Rent receivable, net	1,080
Other assets	2,537

Total assets of discontinued operations	$36,233

LIABILITIES
Mortgage notes payable	$26,955
Accounts payable and accrued expenses	665
Other liabilities	1,140

Total liabilities of discontinued operations	$28,760

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. Acquisition and Disposition of Properties and Discontinued Operations, continued
B. Discontinued Operations, continued

	Years ended December 31,
(dollars in thousands)	2007	2006	2005
Revenues	$6,471	$15,359	$16,278
Operating expenses	4,460	9,590	11.338
Interest expense	1,634	2,890	2.788

Operating Income	377	2,879	2,152

Impairment of real estate	—	—	(770)
Gain (loss) on sale of properties	5,271	20,974	(50)
Minority interest	(111)	(462)	(26)

Income from discontinued operations	$5,537	$23,391	$1,306

3. Segment Reporting
The Company has three reportable segments: core portfolio, opportunity funds and other which, primarily consists of management fee and interest income. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates property performance primarily based on net operating income before depreciation, amortization and certain nonrecurring items. Investments in the core portfolio are typically held long-term. Given the finite life of the opportunity funds, these investments are typically held for shorter terms. Fees earned by the Company as general partner/member of the opportunity funds are eliminated in the Company’s consolidated financial statements. The Company previously reported two reportable segments, retail properties and multi-family properties. During December of 2007, the Company sold the majority of its multi-family properties and realigned the segments to reflect the way the Company now manages the business. The following table sets forth certain segment information for the Company, reclassified for discontinued operations, as of and for the years ended December 31, 2007, 2006, and 2005 (does not include unconsolidated affiliates):
2007

	Core	Opportunity
(dollars in thousands)	Portfolio	Funds	Other	Elimination	Total
Revenues	$62,970	$20,672	$38,294	$(20,367)	$101,569
Property operating expenses and real estate taxes	18,770	5,069	2,000	(280)	25,559
Other expenses	25,239	13,032	—	(15,213)	23,058

Net income before depreciation and amortization	$18,961	$2,571	$36,294	$(4,874)	$52,952

Depreciation and amortization	$17,510	$9,381	$615	$—	$27,506

Interest expense	$17,439	$5,852	$—	$(516)	$22,775

Real estate at cost	$460,591	$377,461	$20,380	$(4,358)	$854,074

Total assets	$569,538	$419,045	$14,787	$(4,358)	$999,012

Expenditures for real estate and improvements	$58,124	$151,652	$451	$—	$210,227

Reconciliation to net income

Net property income before depreciation and amortization					$52,952
Depreciation and amortization					(27,506)
Equity in earnings of unconsolidated partnerships					6,619
Interest expense					(22,775)
Income tax provision					297
Minority interest					9,063
Income from discontinued operations					5,537
Extraordinary item					3,677

Net income					$27,270

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3. Segment Reporting, continued
2006

	Core	Opportunity
(dollars in thousands)	Portfolio	Funds	Other	Elimination	Total
Revenues	$58,450	$19,291	$26,654	$(8,595)	$95,800
Property operating expenses and real estate taxes	16,655	4,710	1,916	(329)	22,952
Other expenses	21,610	4,410	—	(6,238)	19,782

Net income before depreciation and amortization	$20,185	$10,171	$24,738	$(2,028)	$53,066

Depreciation and amortization	$15,212	$9,517	$632	$—	$25,361

Interest expense	$14,160	$6,298	$243	$(324)	$20,377

Real estate at cost	$407,858	$223,748	$20,149	$(1,704)	$650,051

Total assets	$584,544	$254,586	$14,266	$(1,704)	$851,692

Expenditures for real estate and improvements	$62,725	$24,092	$192	$—	$87,009

Reconciliation to net income

Net property income before depreciation and amortization					$53,066
Depreciation and amortization					(25,361)
Equity in earnings of unconsolidated partnerships					2,559
Interest expense					(20,377)
Income tax (benefit)					(508)
Minority interest					5,227
Income from discontinued operations					23,391

Net income					$39,013

2005

	Core	Opportunity
(dollars in thousands)	Portfolio	Funds	Other	Elimination	Total
Revenues	$52,996	$32,045	$18,555	$(9,631)	$93,965
Property operating expenses and real estate taxes	14,713	5,754	1,833	—	22,300
Other expenses	15,382	8,888	—	(8,117)	16,153

Net income before depreciation and amortization	$22,901	$17,403	$16,722	$(1,514)	$55,512

Depreciation and amortization	$13,546	$10,540	$611	$—	$24,697

Interest expense	$9,394	$7,503	$134	$(342)	$16,689

Real estate at cost	$337,344	$314,773	$19,872	$(1,172)	$670,817

Total assets	$436,136	$389,456	$16,784	$(1,172)	$841,204

Expenditures for real estate and improvements	$25,355	$105,448	$274	$—	$131,077

Reconciliation to net income

Net property income before depreciation and amortization					$55,512
Depreciation and amortization					(24,697)
Equity in earnings of unconsolidated partnerships					21,280
Interest expense					(16,689)
Income tax provision					2,140
Minority interest					(13,946)
Income from discontinued operations					1,306

Net income					$20,626

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. Investments
A. Investments In and Advances to Unconsolidated Affiliates
Retailer Controlled Property Venture (“RCP Venture”)
During January of 2004, the Company entered into the RCP Venture with Klaff Realty, L.P. (“Klaff”) and Lubert-Adler Management, Inc. for the purpose of making investments in surplus or underutilized properties owned by retailers. Through December 31, 2007, the Company has invested $55.4 million through the RCP Venture on a non-recourse basis. Cash flow is to be distributed to the RCP Venture partners in accordance with their ownership interests until they have received a 10% cumulative return and a full return of all contributions. Thereafter, remaining cash flow is to be distributed 20% to Klaff and 80% to the partners (including Klaff).
Mervyns Department Stores
During September of 2004, the RCP Venture invested in a consortium to acquire the Mervyns Department Store chain from Target Corporation. The gross acquisition price of $1.2 billion was financed with $800 million of debt and $400 million of equity. The Company’s share of this investment was $23.9 million. For the year ended December 31, 2007, the Company made an additional investment of $2.2 million in Mervyns through the RCP Venture.
For the year ended December 31, 2005, the Company made add-on investments in Mervyns totaling $1.3 million. The Company accounts for these add-on investments using the cost method due to the minor ownership interest and the inability to exert influence over the partnership’s operating and financial policies.
Albertson’s
During June of 2006, the RCP Venture made its second investment as part of an investment consortium, acquiring Albertson’s and Cub Foods, of which the Company’s share was $20.7 million. During February of 2007, the Company received a cash distribution of $44.4 million from this investment which was sourced from the disposition of certain operating stores and a refinancing of the remaining assets held by Albertson’s. The distribution in excess of the Company’s invested capital was reflected as an extraordinary gain of $30.2 million. This gain was characterized as extraordinary consistent with the accounting treatment by Albertson’s which reflected the excess of fair value of net assets acquired over the purchase price as an extraordinary gain. The Company received additional distributions from this investment totaling $8.8 million for the year ended December 31, 2007.
For the years ended December 31, 2007 and 2006, the Company made add-on investments in Albertson’s totaling $2.8 million and received distributions totaling $0.8 million. The Company accounts for these add-on investments using the cost method due to the minor ownership interest and the inability to exert influence over the partnership’s operating and financial policies.
Other Investments
During 2006, the Company made additional investments of $1.1 million in Shopko and $0.7 million in Marsh through the RCP Venture. For the year ended December 31, 2007, the Company received a $1.1 million cash distribution from the Shopko investment representing 100% of its invested capital.
During July of 2007, the RCP Venture acquired a portfolio of 87 retail properties from Rex Stores Corporation. The Company’s share of this investment was $2.7 million.
The Company accounts for the two above investments using the cost method due to its minor ownership interest and the inability to exert influence over the partnership’s operating and financial policies.
The following table summarizes the RCP Venture investments from inception through December 31, 2007:

					Operating Partnership Share
		Year	Invested		Invested
Investor	Investment	acquired	capital	Distributions	capital	Distributions
Mervyns I and Mervyns II	Mervyns	2004	$26,072	$45,966	$4,901	$11,251
	Mervyns add-on
Mervyns I and Mervyns II	investments	2005	1,342	1,342	283	283
Mervyns II	Albertson’s	2006	20,717	53,206	4,239	9,847
	Albertson’s add-on
Mervyns II	investments	2006/2007	2,765	833	386	93
Fund II	Shopko	2006	1,100	1,100	220	220
Fund II	Marsh	2006	667	—	133	—
Mervyns II	Rex	2007	2,701	—	535	—

Total			$55,364	$102,447	$10,697	$21,694

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

			Gross Leasable
Shopping Center	Location	Year Acquired	Area
Haygood Shopping Center	Virginia Beach, VA	2004	178,533
Sterling Heights Shopping Center	Detroit, MI	2004	154,835

Total			333,368

In November 2006, Fund I completed the purchase of the remaining 50% interest in the Tarrytown Centre, a 35,000 square foot center located in Westchester, New York, from its unaffiliated partner. This investment, which had previously been accounted for using the equity method, is now consolidated.
Fund II Investments
Fund II has invested $1.2 million as a 50% owner in an entity which has a leasehold interest in a former Levitz Furniture store located in Rockville, Maryland, which is accounted for using the equity method.
Fund II’s approximately 25% investment in CityPoint (Note 2) is accounted for using the equity method. This investment is a variable interest entity of which the Company is not the primary beneficiary. The Company’s maximum exposure is its current investment balance of $28.9 million.
In addition to these investments, the Company made advances to unconsolidated affiliates. At December 31, 2007 and 2006, advances to unconsolidated affiliates totaled $4.0 million and $2.3 million, respectively.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. Investments, continued
A. Investments In and Advances to Unconsolidated Affiliates, continued
The following tables summarize the Company’s investment in unconsolidated subsidiaries as of December 31, 2007, December 31, 2006 and December 31, 2005.

	December 31, 2007
	RCP		Brandywine		Other
(dollars in thousands)	Venture	CityPoint	Portfolio	Crossroads	Investments	Total
Balance Sheets
Assets
Rental property, net	$—	$145,775	$136,942	$5,552	$38,137	$326,406
Investment in unconsolidated affiliates	195,672	—	—	—	—	195,672
Other assets	—	3,046	10,631	4,372	6,650	24,699

Total assets	$195,672	$148,821	$147,573	$9,924	$44,787	$546,777

Liabilities and partners’ equity
Mortgage note payable	$—	$34,000	$166,200	$64,000	$33,084	$297,284
Other liabilities	—	2,213	9,629	1,112	2,307	15,261
Partners equity (deficit)	195,672	112,608	(28,256)	(55,188)	9,396	234,232

Total liabilities and partners’ equity	$195,672	$148,821	$147,573	$9,924	$44,787	$546,777

Company’s investment in and advances to unconsolidated affiliates	$9,813	$28,890	$—	$—	$5,951	$44,654

Share of distributions in excess of share of income and investment in unconsolidated affiliates	$—	$—	$(7,822)	$(12,185)	$—	$(20,007)

	December 31, 2006
	RCP	Brandywine		Other
(dollars in thousands)	Venture	Portfolio	Crossroads	Investments	Total
Balance Sheets
Assets
Rental property, net	$—	$127,146	$6,017	$43,660	$176,823
Investment in unconsolidated affiliates	385,444	—	—	—	385,444
Other assets	—	6,747	4,511	6,632	17,890

Total assets	$385,444	$133,893	$10,528	$50,292	$580,157

Liabilities and partners’ equity
Mortgage note payable	$—	$166,200	$64,000	$28,558	$258,758
Other liabilities	—	12,709	1,858	8,862	23,429
Partners equity (deficit)	385,444	(45,016)	(55,330)	12,872	297,970

Total liabilities and partners’ equity	$385,444	$133,893	$10,528	$50,292	$580,157

Company’s investment in and advances to unconsolidated affiliates	$24,894	$—	$—	$8,439	$33,333

Share of distributions in excess of share of income and investment in unconsolidated affiliates	$—	$(10,541)	$(11,187)	$—	$(21,728)

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. Investments, continued
A. Investments In and Advances to Unconsolidated Affiliates, continued

	Year ended December 31, 2007
	RCP	Brandywine		Other
(dollars in thousands)	Venture	Portfolio	Crossroads	Investments	Total
Statements of Operations
Total revenue	$—	$20,252	$8,518	$5,862	$34,632
Operating and other expenses	—	5,620	3,095	1,396	10,111
Interest expense	—	10,102	3,485	2,333	15,920
Equity in earnings of affiliates	46,416	—	—	—	46,416
Equity in earning of unconsolidated affiliates extraordinary gain	151,000	—	—	—	151,000
Depreciation and amortization	—	3,269	475	4,439	8,183

Net income (loss)	$197,416	$1,261	$1,463	$(2,306)	$197,834

Company’s share of net income	$3,312	$232	$717	$2,750	$7,011
Amortization of excess investment	—	—	392	—	392

Company’s share of net income before extraordinary gain	$3,312	$232	$325	$2,750	$6,619

Company’s share of extraordinary gain	$30,200	$—	$—	$—	$30,200

	Year ended December 31, 2006
		Brandywine		Other
(dollars in thousands)	RCP Venture	Portfolio	Crossroads	Investments	Total
Statements of Operations
Total revenue	$—	$18,324	$9,208	$3,707	$31,239
Operating and other expenses	—	4,800	3,121	2,295	10,216
Interest expense	—	12,066	3,485	1,448	16,999
Equity in (losses) of affiliates	(4,554)	—	—	—	(4,554)
Depreciation and amortization	—	2,947	580	1,416	4,943

Net (loss) income	$(4,554)	$(1,489)	$2,022	$(1,452)	$(5,473)

Company’s share of net income	$2,212	$(31)	$991	$(221)	$2,951
Amortization of excess investment	—	—	392	—	392

Company’s share of net income (loss)	$2,212	$(31)	$599	$(221)	$2,559

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. Investments, continued
A. Investments In and Advances to Unconsolidated Affiliates, continued

	Year ended December 31, 2005
			Other
(dollars in thousands)	RCP Venture	Crossroads	Investments	Total
Statements of Operations
Total revenue	$—	$8,772	$3,778	$12,550
Operating and other expenses	—	2,581	2,206	4,787
Interest expense	—	3,632	906	4,538
Equity in earnings of affiliates	181,543	—	—	181,543
Depreciation and amortization	—	654	927	1,581

Net income (loss)	$181,543	$1,905	$(261)	$183,187

Company’s share of net income	20,902	988	(218)	21,672
Amortization of excess investment	—	392	—	392

Company’s share of net income (loss)	$20,902	$596	$(218)	$21,280

B. Notes Receivable and Preferred Equity Investment
During March of 2005, the Company made a $20.0 million preferred equity investment (“Preferred Equity Investment”) in Levitz SL, L.L.C. (“Levitz SL”), the owner of fee and leasehold interests in 30 current or former Levitz Furniture Store locations (the “Levitz Properties”), totaling 2.5 million square feet.
During June 2006, the Company converted the Preferred Equity Investment to a first mortgage loan and made an additional advance bringing the total outstanding amount to $31.3 million. The loan matures on May 31, 2008 and bears interest at a rate of 10.5%. During 2006, Levitz SL sold one of the Levitz Properties located in Northridge, California and used $20.4 million of the proceeds to pay down the loan. During 2007, Levitz SL sold an additional Levitz Property located in St. Paul Minnesota and used $4.8 million of the proceeds to pay down the first mortgage loan. As of December 31, 2007 and 2006, the loan balance amounted to $6.1 million and $10.9 million, respectively, and was secured by fee and leasehold mortgages as well as a pledge of the entities owning 13 of the remaining Levitz Properties totaling 1.3 million square feet. Although Levitz Furniture filed for Chapter 7 bankruptcy protection during November 2007, the Company believes the underlying value of the real estate is sufficient to recover the principal and interest due under the mortgage.
5. Deferred Charges
Deferred charges consist of the following as of December 31, 2007 and 2006:

	December 31,
(dollars in thousands)	2007	2006
Deferred financing costs	$18,756	$15,684
Deferred leasing and other costs	20,399	19,342

	39,155	35,026
Accumulated amortization	(17,330)	(14,277)

	$21,825	$20,749

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6 Acquired Lease Intangibles
Upon acquisitions of real estate, the Company assesses the fair value of acquired assets (including land, buildings and improvements, and identified intangibles such as above and below market leases, acquired in-place leases and customer relationships) and acquired liabilities in accordance with SFAS No. 141. The intangibles are amortized over the remaining non-cancelable terms of the respective leases
The scheduled amortization of acquired lease intangible assets as of December 31, 2007 is as follows:

(dollars in thousands)
2008	$2,744
2009	2,222
2010	1,782
2011	1,258
2012	777
Thereafter	7,320

$16,103

The scheduled amortization of acquired lease intangible liabilities as of December 31, 2007 is as follows:

(dollars in thousands)
2008	$(827)
2009	(694)
2010	(631)
2011	(634)
2012	(588)
Thereafter	(2,277)

$(5,651)

7. Mortgage Loans
At December 31, 2007 and 2006, mortgage notes payable, excluding the net valuation premium on the assumption of debt, aggregated $402.0 million and $318.3 million, respectively, and were collateralized by 49 and 52 properties and related tenant leases, respectively. Interest rates on the Company’s outstanding mortgage indebtedness ranged from 4.75% to 8.5% with maturities that ranged from March 2008 to November 2032. Certain loans are cross-collateralized and cross-defaulted. The loan agreements contain customary representations, covenants and events of default. Certain loan agreements require the Company to comply with certain affirmative and negative covenants, including the maintenance of certain debt service coverage and leverage ratios.
The following reflects mortgage loan activity for the year ended December 31, 2007:
During 2007, the Company drew an additional $17.4 million on two existing construction loans. During September 2007, the Company paid off the remaining $19.2 million balance of one of these loans. As of December 31, 2007, the outstanding balance on the remaining construction loan was $10.0 million.
During January 2007, the Company paid off a $21.5 million loan.
During January 2007, the Company closed on a $26.0 million loan secured by a property, which bears interest at a fixed rate of 5.4% and matures on February 11, 2017. A portion of the proceeds was used to pay off an existing $15.7 million loan.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. Mortgage Loans, continued
During March 2007, the Company closed on a $30.0 million revolving facility which bears interest at LIBOR plus 125 basis points and matures on March 29, 2010. As of December 31, 2007, this line of credit was fully available.
During 2007, the Company borrowed $34.5 million on an existing credit facility.
During July 2007, the Company closed on a new $26.3 million mortgage loan secured by a property. The loan bears interest at a fixed rate of 5.9% and matures on August 1, 2017. A portion of the proceeds were used to pay down an existing $12.5 million loan.
During September 2007, the Company extended a $19.0 million loan that bears fixed interest at 5.8% to a new maturity date of March 1, 2008 and also extended a $2.9 million loan that bears interest at LIBOR plus 200 basis points to a new maturity date of October 5, 2008.
On September 12, 2007, the Company closed on a $25.5 million loan secured by a property, which bears interest at a fixed rate of 5.8% and matures on October 1, 2017. A portion of the proceeds were used to pay down an existing $19.2 million construction loan.
During October 2007, the Company closed on a $75.0 million revolving facility, which bears interest at the commercial paper rate plus 50 basis points and matures on October 10, 2011. As of December 31, 2007, this facility was fully available.
On October 30, 2007, the Company closed on a $9.8 million loan secured by a property, which bears interest at LIBOR plus 165 basis points and matures on October 30, 2010.
During October 2007, the Company closed on a construction loan for a property for $95.3 million. This loan bears interest at LIBOR plus 175 basis points and matures on October 4, 2009. A portion of the proceeds were used to pay down an existing $18.0 million loan. As of December 31, 2007, the amount outstanding on this loan was $37.3 million.
During November and December 2007, in conjunction with the sale of four properties, the Company paid off $26.5 million of debt.
During December 2007, the Company closed on a construction loan for a property for $35.7 million. This loan bears interest at a fixed rate of 7.2%. Based upon meeting certain conditions, this loan will become permanent after a 2-year period and the interest rate will be adjusted. This loan matures on January 1, 2020. As of December 31, 2007, there was no outstanding balance on this loan.
During December 2007, the Company closed on a construction loan for a property for $16.2 million. This loan bears interest at a fixed rate of 7.1%. Based upon meeting certain conditions, this loan will become permanent after a 2-year period and the interest rate will be adjusted. This loan matures on January 1, 2020. As of December 31, 2007, there was no outstanding balance on this loan.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. Mortgage Loans, continued
The following table summarizes our mortgage indebtedness as of December 31, 2007 and December 31, 2006:

	December 31,	December 31,	Interest Rate at		Properties	Payment
	2007	2006	December 31, 2007	Maturity	Encumbered	Terms
(dollars in thousands)
Mortgage notes payable – variable-rate
Washington Mutual Bank, FA	$—	$21,524	6.10% (LIBOR + 1.50%)	4/1/2011	(1)	(29)
Bank of America, N.A.	9,781	9,925	6.00% (LIBOR + 1.40%)	6/29/2012	(2)	(29)
RBS Greenwich Capital	30,000	30,000	6.00% (LIBOR + 1.40%)	4/1/2008	(3)	(30)
Bank of America, N.A.	—	6,424	5.85% (LIBOR + 1.25%)	12/31/2008	(4)	(30)
PNC Bank, National Association	9,990	5,363	6.25% (LIBOR + 1.65%)	5/18/2009	(5)	(36)
Bank One, N.A.	2,818	2,939	6.60% (LIBOR + 2.00%)	10/5/2008	(6)	(35)
Bank of China, New York Branch	—	18,000	6.35% (LIBOR + 1.75%)	11/1/2007	(7)	(30)
Bank of America, N.A.	15,773	16,000	5.90% (LIBOR + 1.30%)	12/1/2011	(8)	(29)
Bank of America, N.A.	—	—	5.85% (LIBOR + 1.25%)	12/1/2010	(9)	(31)
Anglo Irish Bank Corporation	9,800	—	6.25% (LIBOR + 1.65%)	10/30/2010	(10)	(30)
Eurohypo AG	37,263	—	6.35% (LIBOR + 1.75%)	10/4/2009	(7)	(36)
Bank of America, N.A./Bank of New York	34,500	—	5.35% (LIBOR + 0.75%)	3/1/2008	(11)	(30)
Bank of America, N.A.	—	—	4.75% (Commercial Paper + 0.50%)	10/9/2011	(12)	(30)

Interest rate swaps (41)	(34,284)	(16,002)

Total variable-rate debt	115,641	94,173

Mortgage notes payable – fixed-rate
Sun America Life Insurance Company	$—	$12,665	6.46%	7/1/2007	(13)	(29)
RBS Greenwich Capital	—	15,672	5.19%	6/1/2013	(14)	(29)
RBS Greenwich Capital	14,752	14,940	5.64%	9/6/2014	(15)	(29)
RBS Greenwich Capital	17,600	17,600	4.98%	9/6/2015	(16)	(32)
RBS Greenwich Capital	12,500	12,500	5.12%	11/6/2015	(17)	(33)
Bear Stearns Commercial	34,600	34,600	5.53%	1/1/2016	(18)	(34)
Bear Stearns Commercial	20,500	20,500	5.44%	3/1/2016	(19)	(30)
LaSalle Bank, N.A.	3,727	3,782	8.50%	4/11/2028	(20)	(29)
GMAC Commercial	8,451	8,565	6.40%	11/1/2032	(21)	(29)
Column Financial, Inc.	9,834	9,997	5.45%	6/11/2013	(22)	(29)
Merrill Lynch Mortgage Lending, Inc.	23,500	23,500	6.06%	8/29/2016	(23)	(37)
Bank of China	19,000	19,000	5.83%	3/1/2008	(24)	(30)
Cortlandt Deposit Corp	4,950	7,425	6.62%	2/1/2009	(25)	(35)
Cortlandt Deposit Corp	4,893	7,339	6.51%	1/15/2009	(26)	(35)
Bank of America, N.A.	25,500	—	5.80%	10/1/2017	(4)	(30)
Bear Stearns Commercial	26,250	—	5.88%	8/1/2017	(13)	(38)
Wachovia	26,000	—	5.42%	2/11/2017	(14)	(30)
Bear Stearns Commercial	—	—	7.18%	1/1/2020	(27)	(36)
Bear Stearns Commercial	—	—	7.14%	1/1/2020	(28)	(36)
Interest rate swaps (41)	34,284	16,002	6.18%	(39)

Total fixed-rate debt	286,341	224,087

Total fixed and variable debt	401,982	318,260

Valuation premium on assumption of debt net of amortization (40)	921	1,247

Total	$402,903	$319,507

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. Mortgage Loans, continued
Notes:
(1)	Ledgewood Mall

(2)	Village Commons Shopping Center

(3)	161st Street

(4)	216th Street

(5)	Liberty Avenue

(6)	Granville Center

(7)	Fordham Place

(8)	Branch Shopping Center

(9)	Marketplace of Absecon

Bloomfield Town Square

Hobson West Plaza

Village Apartments

Town Line Plaza

Methuen Shopping Center

Abington Towne Center

(10)	Tarrytown Center

(11)	Acadia Strategic Opportunity Fund II, LLC

(12)	Acadia Strategic Opportunity Fund III, LLC

(13)	Merrillville Plaza

(14)	239 Greenwich Avenue

(15)	New Loudon Center

(16)	Crescent Plaza

(17)	Pacesetter Park Shopping Center

(18)	Elmwood Park Shopping Center

(19)	Gateway Shopping Center

(20)	Clark-Diversey

(21)	Boonton Shopping Center

(22)	Chestnut Hill

(23)	Walnut Hill

(24)	Sherman Avenue

(25)	Kroger Portfolio

(26)	Safeway Portfolio

(27)	Pelham Manor

(28)	Atlantic Avenue Self-Storage

(29)	Monthly principal and interest.

(30)	Interest only monthly.

(31)	Annual principal and monthly interest.

(32)	Interest only monthly until 9/10; monthly principal and interest thereafter.

(33)	Interest only monthly until 12/08; monthly principal and interest thereafter.

(34)	Interest only monthly until 1/10; monthly principal and interest thereafter.

(35)	Annual principal and semi-annual interest payments.

(36)	Interest only upon draw down on construction loan.

(37)	Interest only until 10/11, monthly principal and interest thereafter

(38)	Interest only until 7/12, monthly principal and interest thereafter

(39)	Maturing between 1/1/10 and 3/1/12.

(40)	In connection with the assumption of debt in accordance with the requirements of SFAS No. 141, the Company has recorded a valuation premium which is being amortized to interest expense over the remaining terms of the underlying mortgage loans.

(41)	Represents the amount of the company’s variable-rate debt that has been fixed through certain cash flow hedge transactions (Note 18).

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8. Convertible Notes Payable
In December 2006, the Company issued $100.0 million of convertible notes with a fixed interest rate of 3.75% due 2026 (the “Convertible Notes”). The Convertible Notes were issued at par and require interest payments semi-annually in arrears on June 15th and December 15th of each year. The Convertible Notes are unsecured unsubordinated obligations and rank equally with all other unsecured and unsubordinated indebtedness. On January 8, 2007, the option to increase the issuance of the Convertible Notes by an additional $15.0 million, was exercised, resulting in additional proceeds of $14.7 million. The Convertible Notes had an initial conversion price of $30.86 per share. Upon conversion of the Convertible Notes, the Company will deliver cash and, in some circumstances, Common Shares, as specified in the indenture relating to the Convertible Notes. The Convertible Notes may only be converted prior to maturity: (i) during any calendar quarter beginning after December 31, 2006 (and only during such calendar quarter), if, and only if, the closing sale price of the Company’s Common Shares for at least 20 trading days (whether consecutive or not) in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than 130% of the conversion price per common share in effect on the applicable trading day; or (ii) during the five consecutive trading-day period following any five consecutive trading-day period in which the trading price of the notes was less than 98% of the product of the closing sale price of the Company’s Common Shares multiplied by the applicable conversion rate; or (iii) if those notes have been called for redemption, at any time prior to the close of business on the second business day prior to the redemption date; or (iv) if the Company’s Common Shares are not listed on a United States national or regional securities exchange for 30 consecutive trading days. Prior to December 20, 2011, the Company will not have the right to redeem Convertible Notes, except to preserve its status as a REIT. After December 20, 2011, the Company will have the right to redeem the notes, in whole or in part, at any time and from time to time, for cash equal to 100% of the principal amount of the notes plus any accrued and unpaid interest to, but not including, the redemption date. The Holders of notes may require the Company to repurchase their notes, in whole or in part, on December 20, 2011, December 15, 2016, and December 15, 2021 for cash equal to 100% of the principal amount of the notes to be repurchased plus any accrued and unpaid interest to, but not including, the repurchase date.
If certain change of control transactions occur prior to December 20, 2011 and a holder elects to convert the Convertible Notes in connection with any such transaction, the Company will increase the conversion rate in connection with such conversion by a number of additional common shares based on the date such transaction becomes effective and the price paid per common share in such transaction. The conversion rate may also be adjusted under certain other circumstances, including the payment of cash dividends in excess of our current regular quarterly cash dividend of $0.21 per Common Share, but will be not adjusted for accrued and unpaid interest on the notes.
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
The scheduled principal repayments of all indebtedness as of December 31, 2007 are as follows:

(dollars in thousands)
2008	$92,199
2009	53,356
2010	11,515
2011	131,870
2012	11,239
Thereafter	216,803

	$516,982	(1)

Note:

(1)	Does not include $921 net valuation premium on assumption of debt.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9. Shareholders’ Equity and Minority Interests
Common Shares
Through December 31, 2007, the Company had repurchased 2,051,605 Common Shares at a total cost of $11.7 million (all of these Common Shares have been subsequently reissued) under its share repurchase program that allows for the repurchase of up to $20.0 million of its outstanding Common Shares. The repurchased shares are reflected as a reduction of Common Shares at par value and additional paid-in capital.
During the first quarter of 2007, 43,865 employee Restricted Shares were cancelled to pay the employees’ income taxes due on the value of the portion of the Restricted Shares which vested. During the year ended December 31, 2007, the Company recognized accrued Common Share and Common OP Unit-based compensation totaling $3.3 million in connection with the vesting of Restricted Shares and Units. (Note 13).
Minority Interests
The following table summarizes the change in the minority interests since December 31, 2006:

		Minority
	Minority	Interest in
	Interest in	partially-
	Operating	owned
	Partnership	Affiliates
(dollars in thousands)
Balance at December 31, 2006	$8,673	$105,064
Distributions declared of $1.033 per Common OP Unit	(690)	—
Net income for the period January 1 through December 31, 2007	615	14,601
Distributions paid	—	(63,691)
Conversion of Series B Preferred OP Units	(4,000)	—
Other comprehensive income – unrealized loss on valuation of swap agreements	(136)	—
Minority Interest contributions	—	110,542
Employee Long-term Incentive Plan Unit Awards	133	—

Balance at December 31, 2007	$4,595	$166,516

Minority interest in the Operating Partnership represents (i) the limited partners’ 642,272 Common OP Units at both December 31, 2007 and 2006, (ii) 188 Series A Preferred OP Units at both December 31, 2007 and 2006, with a stated value of $1,000 per unit, which are entitled to a preferred quarterly distribution of the greater of (a) $22.50 (9% annually) per Series A Preferred OP Unit or (b) the quarterly distribution attributable to a Series A Preferred OP Unit if such unit were converted into a Common OP Unit, and (iii) 0 and 4,000 Series B Preferred OP Units at December 31, 2007 and December 31, 2006, respectively, with a stated value of $1,000 per unit, which are entitled to a preferred quarterly distribution of the greater of (a) $13.00 (5.2% annually) per unit or (b) the quarterly distribution attributable to a Series B Preferred OP Unit if such unit were converted into a Common OP Unit.
During February 2007, Klaff (Note 10) converted 3,800 Series B Preferred Units into 296,412 Common OP Units and ultimately into the same number of Common Shares. During June 2007 Klaff converted its remaining 200 Series B Preferred Units into 15,601 Common OP Units and ultimately into the same number of Common Shares.
Minority interests in partially-owned affiliates include third-party interests in Fund I, II and III, and Mervyns I and II and three other entities.
During July 2005, the Company issued to a third party 11,105 Restricted Common OP Units valued at $18.01 per unit in connection with the purchase of 4343 Amboy Road. The holder of the Common OP Units was restricted from selling these for six months from the date of the transaction. During June 2006, the Company redeemed for cash the 11,105 Restricted Common OP Units.
During January 2006, the Company acquired a 60% interest in the A&P Shopping Plaza located in Boonton, New Jersey, (Note 2). The remaining 40% interest is owned by a third party and is reflected as minority interest in the accompanying Consolidated Balance Sheets at December 31, 2007 and December 31, 2006.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9. Shareholders’ Equity and Minority Interests, continued
Minority Interests, continued
The following table summarizes the minority interest contributions and distributions in 2007:

	Contributions	Distributions
(dollars in thousands)
Partially-owned affiliates	$—	$(2,641)
Fund I	—	(3,658)
Fund II	66,050	(17,628)
Mervyns II	2,139	(39,764)
Fund III	42,353	—

	$110,542	$(63,691)

In February 2005, the Company issued $4.0 million (250,000 Restricted Common OP Units valued at $16.00 each) of Restricted Common OP Units to Klaff in consideration for the remaining 25% interest in certain management contract rights previously acquired from Klaff as well as the rights to certain potential future revenue streams. This followed the acquisition of 75% of the management contract rights from Klaff in January 2004 as reflected below. The Restricted Common OP Units are convertible into the Company’s Common Shares on a one-for-one basis after a five-year lock-up period. $1.1 million of the purchase price was allocated to investment in management contracts in the consolidated balance sheet and is being amortized over the estimated remaining life of the contracts.
The Series A Preferred OP Units were issued on November 16, 1999 in connection with the acquisition of all the partnership interests of the limited partnership which owns the Pacesetter Park Shopping Center. Through December 31, 2007, 696 Series A Preferred OP Units were converted into 92,800 Common OP Units and then into Common Shares. The Series A Preferred OP Units are currently convertible into Common OP Units based on the stated value divided by $7.50. Either the Company or the holders can currently call for the conversion of the Series A Preferred OP Units at the lesser of $7.50 or the market price of the Common Shares as of the conversion date.
4,000 Series B Preferred OP Units were issued to Klaff during January of 2004 in consideration for the acquisition of 75% of certain management contract rights. The Preferred OP Units are convertible into Common OP Units based on the stated value of $1,000 divided by $12.82 at any time. Additionally, Klaff may currently redeem them at par for either cash or Common OP Units. After the fifth anniversary of the issuance, the Company may redeem the Preferred OP Units and convert them into Common OP Units at market value as of the redemption date. The $4.0 million purchase price is reflected in the investment in management contracts in the consolidated balance sheet and is being amortized over the estimated life of the contracts. For the years ended December 31, 2006 and 2005, $0.5 million of these Klaff management contracts were written off following the disposition of these assets. During 2007, Klaff converted all 4,000 Series B Preferred Units into 312,013 Common OP Units and ultimately into Common Shares.
10. Related Party Transactions
During January 2004, the Operating Partnership issued 4000 Restricted Preferred OP Units to Klaff for certain management contract rights and the rights to certain potential future revenue streams. During 2007, Klaff converted all of these units into 312,013 Common Shares (Note 9).
During February 2005, the Operating Partnership issued $4.0 million of Restricted Common OP Units to Klaff for the balance of certain management contract rights as well as the rights to certain potential future revenue streams (Note 9).
During March 2005, the Company completed $20.0 million Preferred Equity Investment with Levitz SL, of which Klaff is the managing member. In June 2006, the Company converted its Preferred Equity Investment with Levitz SL, into a mortgage loan, (Note 4).

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. Related Party Transactions, continued
The Company earns asset management, leasing, disposition, development and construction fees for providing services to an existing portfolio of retail properties and/or leasehold interests in which Klaff has an interest. Fees earned by the Company in connection with this portfolio were $2.1 million, $3.5 million and $3.6 million for the years ended December 31, 2007, 2006 and 2005 respectively.
Lee Wielansky, the Lead Trustee of the Company, was paid a consulting fee of $0.1 million for each of the years ended December 31, 2007, 2006, and 2005.
11. Tenant Leases
Space in the shopping centers and other retail properties is leased to various tenants under operating leases that usually grant tenants renewal options and generally provide for additional rents based on certain operating expenses as well as tenants’ sales volume.
Minimum future rentals to be received under non-cancelable leases for shopping centers and other retail properties as of December 31, 2007 are summarized as follows:

(dollars in thousands)
2008	$84,482
2009	81,036
2010	71,734
2011	58,538
2012	49,778
Thereafter	326,286

$671,854

Minimum future rentals above include a total of $7.5 million for three tenants, totaling three leases, which have filed for bankruptcy protection. Two tenant’s leases have not been rejected nor affirmed. One tenant has filed a notice of rejection dated January 18, 2008. During the years ended December 31, 2007, 2006 and 2005, no single tenant collectively accounted for more than 10% of the Company’s total revenues.
12. Lease Obligations
The Company leases land at seven of its shopping centers, which are accounted for as operating leases and generally provide the Company with renewal options. Ground rent expense was $4.1 million, $4.5 million, and $3.5 million (including capitalized ground rent at properties under development of $2.7 million, $3.4 million and $2.7 million) for the years ended December 31, 2007, 2006 and 2005, respectively. The leases terminate at various dates between 2008 and 2066. These leases provide the Company with options to renew for additional terms aggregating from 20 to 60 years. The Company leases space for its White Plains corporate office for a term expiring in 2015. Office rent expense under this lease was $0.8 million, $0.6 million and $0.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. Future minimum rental payments required for leases having remaining non-cancelable lease terms are as follows:

(dollars in thousands)
2008	$3,904
2009	4,656
2010	5,538
2011	5,575
2013	5,642
Thereafter	101,360

$126,675

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13. Share Incentive Plan
During 2003, the Company adopted the 2003 Share Incentive Plan (the “2003 Plan. The 2003 Plan authorizes the issuance of options, share appreciation rights, restricted shares (“Restricted Shares”), restricted OP units (“LTIP Units”) and performance units (collectively, “Awards”) to officers, employees and trustees of the Company and consultants to the Company equal to up to four percent of the total Common Shares of the Company outstanding from time to time on a fully diluted basis. However, no participant may receive more than the equivalent of 1,000,000 Common Shares during the term of the 2003 Plan with respect to Awards. Options are granted by the Compensation Committee (the “Committee”), which currently consists of two non-employee Trustees, and will not have an exercise price less than 100% of the fair market value of the Common Shares and a term of greater than ten years at the grant date. Vesting of options is at the discretion of the Committee. Share appreciation rights provide for the participant to receive, upon exercise, cash and/or Common Shares, at the discretion of the Committee, equal to the excess of the market value of the Common Shares at the exercise date over the market value of the Common Shares at the grant date. The Committee determines the restrictions placed on Awards, including the dividends or distributions thereon and the term of such restrictions. The Committee also determines the award and vesting of performance units and performance shares based on the attainment of specified performance objectives of the Company within a specified performance period. Through December 31, 2007, no share appreciation rights or performance units/shares had been awarded.
During 2006, the Company adopted the 2006 Share Incentive Plan (the “2006 Plan”). The 2006 Plan is substantially similar to the 2003 Plan, except that the maximum number of Common Shares equivalents that the Company may issue pursuant to the 2006 Plan is 500,000
On January 15, 2007 (the “Grant Date”), the Company issued 108,823 Restricted Common Shares (“Restricted Shares”) to officers and 20,735 Restricted Shares to employees of the Company. The Restricted Shares do not carry the rights of Common Shares, including voting rights, until vesting and may not be transferred, assigned or pledged until the recipients have a vested non-forfeitable right to such shares. All Restricted Shares are subject to the recipients’ continued employment with the Company through the applicable vesting dates. Vesting with respect to 61,940 of the Restricted Shares issued to officers is over four years with 25% vesting on each of the next four anniversaries of the Grant Date. In addition, vesting on 50% of the Restricted Shares issued to officers is also subject to certain Company performance targets. Vesting with respect to 46,883 of the Restricted Shares issued to officers is over three years with 30% vesting on the first anniversary and 35% vesting on the following two anniversaries of the Grant Date. Vesting with respect to the 20,735 Restricted Shares issued to employees is over four years with 25% vesting on each of the next four anniversaries of the Grant Date. In addition, vesting on 25% of the Restricted Shares issued to employees is also subject to certain total shareholder returns on the Company’s Common Shares.
On the Grant Date, the Company also issued 50,000 Restricted Shares to an officer in connection with his promotion to Executive Vice President. Vesting with respect to these Restricted Shares, is over five years with 20% vesting on each of the next five anniversaries of the Grant Date.
Dividends on 46,883 of the Restricted Shares, issued to officers are paid currently on both unvested and vested shares. Dividends on 132,675 of these Restricted Shares will not be paid until such Restricted Shares vest. There will be a cumulative dividend payment upon vesting from the Grant Date to the applicable vesting date.
The total value of the above Restricted Share awards on the date of grant was $4.5 million. Compensation expense of $1.1 million has been recognized in the accompanying consolidated financial statements related to these Restricted Shares for the year ended December 31, 2007. The weighted average fair value for shares granted for the years ended December 31, 2007, 2006 and 2005 were $24.91, $20.46 and $16.30, respectively.
On the Grant Date, the Company also issued 20,322 LTIP Units to officers and 1,214 LTIP Units to employees of the Company. LTIP Units are similar to Restricted Shares but provide for a quarterly partnership distribution in a like amount as paid to Common OP Units. This distribution is paid on both unvested and vested LTIP Units. The LTIP Units are convertible into Common OP Units and Common Shares upon vesting and a revaluation of the book capital accounts. Vesting with respect to the LTIP Units is over four years with 25% vesting on each of the next four anniversaries of the Grant Date. In addition, vesting on 50% of the officers LTIP Units and 25% of the employees LTIP Units are also subject to certain Company performance targets.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13. Share Incentive Plan, continued
The total value of these LTIP Units on the Grant Date was $0.5 million. Compensation expense of $0.1 million has been recognized in the accompanying financial statements related to these LTIP Units for the year ended December 31, 2007.
On May 15, 2007, the Company issued 10,831 Common Shares and the equivalent of 5,096 Common Shares through a deferred compensation plan to Trustees of the Company. In addition, on August 23, 2007, the Company issued an additional 1,918 unrestricted Common Shares to a newly elected Trustee. Trustee fee expense of $0.5 million for the year ended December 31, 2007 has been recognized in the accompanying consolidated financial statements related to these issuances.
As of December 31, 2007, the Company had 473,738 options outstanding to officers and employees of which 454,106 are vested. These options are for ten-year terms from the grant date and vest in three equal annual installments, which began on the Grant Date. In addition, 58,000 options have been issued, of which all are vested, to non-employee Trustees as of December 31, 2007.
For the years ended December 31, 2007, 2006 and 2005, $3.3 million, $2.7 million, and $1.0 million, respectively, were recognized in compensation expense related to Restricted Share and LTIP Unit grants.
The Company has used the Binomial method for purposes of estimating the fair value in determining compensation expense for options granted for the years ended December 31, 2006 and 2005. No options were issued during 2007. The fair value for the options issued by the Company was estimated at the date of the grant using the following weighted-average assumptions resulting in:

	Years ended December 31,
	2006	2005
Weighted-average volatility	18.0%	18.0%
Expected dividends	3.6%	4.2%
Expected life (in years)	7.5	7.5
Risk-free interest rate	4.4%	4.0%
Fair value at date of grant (per option)	$3.03	$2.57
A summary of option activity under all option arrangements as of December 31, 2007, and changes during the year then ended is presented below:

		Weighted	Weighted Average	Aggregate Intrinsic
		Average	Remaining	Value
Options	Shares	Exercise Price	Contractual Term	(dollars in thousands)
Outstanding at January 1, 2007	550,372	$10.01
Granted	—	—
Exercised	(17,474)	9.94
Forfeited or Expired	(1,160)	20.65

Outstanding at December 31, 2007	531,738	$9.99	4.0	$8,305

Exercisable at December 31, 2007	512,106	$9.58	3.9	$8,207

The weighted average Grant Date fair value of options granted during the years 2006 and 2005 was $3.03 and $2.57, respectively. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $0.3 million, $0.1 million and $0.6 million, respectively.
A summary of the status of the Company’s unvested Restricted Shares and LTIP Units as of December 31, 2007 and changes during the year ended December 31, 2007, is presented below:

	Restricted	Weighted		Weighted
	Shares	Grant-Date	LTIP Units	Grant-Date
Unvested Shares and LTIP Units	(in thousands)	Fair Value	(in thousands)	Fair Value
Unvested at January 1, 2007	550	$17.27	—	$—
Granted	180	24.91	22	24.91
Vested	(105)	14.89	—	—
Forfeited	(30)	19.41	—	—

Unvested at December 31, 2007	595	$20.51	22	$24.91

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13. Share Incentive Plan, continued
As of December 31, 2007, there was $8.5 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under share incentive plans. That cost is expected to be recognized over a weighted-average period of 2.3 years. The total fair value of Restricted Shares that vested during the years ended December 31, 2007, 2006 and 2005, was $1.6 million, $2.5 million and $1.0 million, respectively.
14. Employee Share Purchase and Deferred Share Plan
The Acadia Realty Trust Employee Share Purchase Plan (the “Purchase Plan”), allows eligible employees of the Company to purchase Common Shares through payroll deductions. The Purchase Plan provides for employees to purchase Common Shares on a quarterly basis at a 15% discount to the closing price of the Company’s Common Shares on either the first day or the last day of the quarter, whichever is lower. The amount of the payroll deductions will not exceed a percentage of the participant’s annual compensation that the Committee establishes from time to time, and a participant may not purchase more than 1,000 Common Shares per quarter. Compensation expense will be recognized by the Company to the extent of the above discount to the average closing price of the Common Shares with respect to the applicable quarter. During 2007, 2006 and 2005, 7,123, 5,307 and 6,412 Common Shares, respectively, were purchased by Employees under the Purchase Plan. Associated compensation expense of $0.03 million was recorded in 2007 and $0.02 million was recorded in 2006 and 2005.
During August of 2004, the Company adopted a Deferral and Distribution Election pursuant to the 1999 Share Incentive Plan and 2003 Share Incentive Plan, whereby the participants elected to defer receipt of 190,487 Common Shares (“Share Units”) that would otherwise would have been issued upon the exercise of certain options. The payment of the option exercise price was made by tendering Common Shares that the participants owned for at least six months prior to the option exercise date. The Share Units are equivalent to a Common Share on a one-for-one basis and carry a dividend equivalent right equal to the dividend rate for the Company’s Common shares. The deferral period is determined by each of the participants and generally terminates after the cessation of the participants continuous service with the Company, as defined in the agreement. In December 2004, optionees exercised 346,000 options pursuant to the Deferred Share Election and tendered 155,513 Common Shares in consideration of the option exercise price. In 2004 the Company issued 155,513 Common Shares to optionees and 190,487 Share Units. During 2007, 2006 and 2005 there were no additional Share Units contributed to the plan.
15. Employee 401(k) Plan
The Company maintains a 401(k) plan for employees under which the Company currently matches 50% of a plan participant’s contribution up to 6% of the employee’s annual salary. A plan participant may contribute up to a maximum of 15% of their compensation but not in excess of $15,500 for the year ended December 31, 2007. The Company contributed $0.2 million, $0.2 million and $0.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.
16. Dividends and Distributions Payable
On December 6, 2007, the Company declared a cash dividend for the quarter ended December 31, 2007 of $0.21 per Common Share. The dividend was paid on January 15, 2008 to shareholders of record as of December 31, 2007. In addition, on December 21, 2007, the Company announced the successful completion of its 2007 disposition initiatives. In connection with the taxable gains arising from these and earlier property dispositions, the Company’s Board of Trustees approved a special dividend totaling $7.4 million, or $0.2225 per Common Share, which was paid on January 15, 2008 to the shareholders of record as of December 31, 2007.
17. Federal Income Taxes
The Company has elected to qualify as a REIT in accordance with the Internal Revenue Code (the “Code”) and intends at all times to qualify as a REIT under Sections 856 through 860 of the Code of 1986, as amended. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its annual REIT taxable income to its shareholders. As a REIT, the Company generally will not be subject to corporate Federal income tax, provided that distributions to its shareholders equal at least the amount of its REIT taxable income as defined under the Code. As the Company distributed sufficient taxable income for the years ended December 31, 2007, 2006 and 2005, no U.S. Federal income or excise taxes were incurred. If the Company fails to qualify as a REIT in any taxable year, it will be subject to Federal income taxes at the regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for the four subsequent taxable years. Even though the Company qualifies for taxation as a REIT, the Company is subject to certain state and local taxes on its income and property and Federal income and excise taxes on any undistributed taxable income. In addition, taxable income from non-REIT activities managed through the Company’s TRS are subject to Federal, state and local income taxes.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
17. Federal Income Taxes, continued
The primary difference between the GAAP and tax reported amounts of the Company’s assets and liabilities are a higher GAAP basis in its real estate properties. This is primarily the result of assets acquired as a result of property contributions in exchange for OP Units and the utilization of Code Section 1031 deferred exchanges.
Reconciliation between GAAP net income and Federal taxable income
The following unaudited table reconciles GAAP net income to taxable income for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
(dollars in thousands)	(Estimated)	(Actual)	(Actual)
Net income	$27,270	$39,013	$20,626
Net income attributable to TRS	2,514	405	1,349

Net income attributable to REIT	24,756	38,608	19,277
Book/tax difference in depreciation and amortization	4,155	4,906	2,817
Book/tax difference on exercise of stock options and vesting of restricted shares	(689)	(397)	(405)
Book/tax difference on capital transactions (1)	8,300	(16,709)	(465)
Other book/tax differences, net	494	2,963	(2,065)

REIT taxable income before dividends paid deduction	$37,016	$29,371	$19,159

Notes:

(1)	Principally the result of the deferral of the gain from the sale of properties for income tax purposes.
Characterization of Distributions:
The Company has determined that the cash distributed to the shareholders is characterized as follows for Federal income tax purposes:

	For the years ended December 31,
	2007	2006	2005
Ordinary income	51%	100%	95%
Capital gain	49%	—	3%
Return of capital	—	—	2%

	100%	100%	100%

Taxable REIT Subsidiaries (“TRS”)
Income taxes have been provided for using the asset and liability method as required by SFAS No. 109. The Company’s combined TRS income (loss) and provision (benefit) for income taxes for the years ended December 31, 2007, 2006 and 2005 are summarized as follows:

	2007	2006	2005
(dollars in thousands)	(Estimated)	(Actual)	(Actual)
TRS income (loss) before income taxes	$5,077	$(296)	$3,458
Provision (benefit) for income taxes:
Federal	2,097	(590)	1,601
State and local	466	(111)	508

TRS net income	$2,514	$405	$1,349

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
17. Federal Income Taxes, continued
Characterization of Distributions, continued
The income tax provision (benefit) differs from the amount computed by applying the statutory federal income tax rate to taxable income (loss) before income taxes as follows:

(dollars in thousands)	2007	2006	2005
Federal provision (benefit) at statutory tax rate	$1,726	(100)	$1,210
State and local taxes, net of federal benefit	255	(15)	330
Tax effect of:
Valuation allowance against deferred tax liability asset	—	—	208
Utilization of loss and deduction carry forwards	—	—	(115)
Change in estimate	605	(586)	—
REIT state, local and franchise taxes	67	193	507

Total provision (benefit) for income taxes	$2,653	$(508)	$2,140

18. Financial Instruments
Fair Value of Financial Instruments:
SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” requires disclosure on the fair value of financial instruments. Certain of the Company’s assets and liabilities are considered financial instruments. Fair value estimates, methods and assumptions are set forth below.
Cash and Cash Equivalents, Restricted Cash, Cash in Escrow, Rents Receivable, Prepaid Expenses, Other Assets, Accounts Payable and Accrued Expenses, Dividends and Distributions Payable, Due to Related Parties and Other Liabilities. The carrying amount of these assets and liabilities approximates fair value due to the short-term nature of such accounts.
Notes Receivable — as of December 31, 2007 and 2006, the Company had notes receivable of $57.7 million and $36.0 million, respectively. Given the short-term nature of the notes and the fact that several of the notes are demand notes, the Company has determined that the carrying value of the notes receivable approximates fair value.
Derivative Instruments — the fair value of these instruments is based upon the estimated amounts the Company would receive or pay to terminate the contracts as of December 31, 2007 and 2006 and is determined using interest rate market pricing models.
Mortgage Notes Payable and Notes Payable — As of December 31, 2007 and 2006, the Company has determined the estimated fair value of its mortgage notes payable, including those relating to discontinued operations, were $519.4 million and $439.1 million, respectively, by discounting future cash payments utilizing a discount rate equivalent to the rate at which similar mortgage notes payable would be originated under conditions then existing.
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
As of December 31, 2007 and 2006, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
18. Financial Instruments, continued
Derivative Financial Instruments, continued
The following table summarizes the notional values and fair values of the Company’s derivative financial instruments as of December 31, 2007. The notional value does not represent exposure to credit, interest rate or market risks:

Hedge Type	Notional Value	Rate	Maturity	Fair Value
(dollars in thousands)
Interest rate swaps
LIBOR Swap	$4,640	4.71%	01/01/10	$(93)
LIBOR Swap	11,410	4.90%	10/01/11	(395)
LIBOR Swap	8,434	5.14%	03/01/12	(383)
LIBOR Swap	9,800	4.47%	10/29/10	(195)

Interest rate swaps	$34,284			(1,066)

Interest rate LIBOR Cap	$30,000	6.0%	04/01/08	(28)

Net Derivative instrument liability				$(1,094)

The above derivative instruments have been designated as cash flow hedges and hedge the future cash outflows on mortgage debt. Such instruments are reported at the fair values reflected above. As of December 31, 2007 and 2006, unrealized losses totaling $1.1 and $0.2 million, respectively were reflected in accumulated other comprehensive loss.
19. Earnings Per Common Share
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

	Years ended December 31,
(dollars in thousands, except per share amounts)	2007	2006	2005
Numerator:
Income from continuing operations – basic earnings per share	$18,056	$15,622	$19,320
Effect of dilutive securities:
Preferred OP Unit distributions	23	254	—

Numerator for diluted earnings per share	18,079	15,876	19,320

Denominator:
Weighted average shares – basic earnings per share	32,907	32,502	31,949
Effect of dilutive securities:
Employee share options	335	314	265
Convertible Preferred OP Units	67	337	—

Dilutive potential Common Shares	402	651	265

Denominator for diluted earnings per share	33,309	33,153	32,214

Basic earnings per share from continuing operations	$0.55	$0.48	$0.61

Diluted earnings per share from continuing operations	$0.54	$0.48	$0.60

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
19. Earnings Per Common Share, continued
The weighted average shares used in the computation of basic earnings per share include unvested restricted shares (Note 13) and Share Units (Note 14) that are entitled to receive dividend equivalent payments. The effect of the conversion of Common OP Units is not reflected in the above table, as they are exchangeable for Common Shares on a one-for-one basis. The income allocable to such units is allocated on this same basis and reflected as minority interest in the accompanying consolidated financial statements. As such, the assumed conversion of these units would have no net impact on the determination of diluted earnings per share. The conversion of the convertible notes payable (Note 8) is not reflected in the table above as such conversion would be anti- dilutive.
20. Summary of Quarterly Financial Information (unaudited)
The quarterly results of operations of the Company for the years ended December 31, 2007 and 2006 are as follows:

	March 31,	June 30,	September 30,	December 31,
(dollars in thousands, except per share amounts)	2007	2007	2007	2007
Revenue	$24,989	$23,481	$26,282	$26,817
Income from continuing operations	$3,670	$3,028	$8,117	$3,241
Income (loss) from discontinued operations	$166	$6	$(421)	$5,786
Income from extraordinary item	$2,883	$—	$794	$—
Net income	$6,719	$3,034	$8,490	$9,027
Net income per Common Share — basic:
Income from continuing operations	$0.11	$0.09	$0.25	$0.10
Income (loss) from discontinued operations	0.01	—	(0.01)	0.17
Income from extraordinary item	0.09	—	0.02	—

Net income	$0.21	$0.09	$0.26	$0.27

Net income per Common Share — diluted:
Income from continuing operations	$0.11	$0.09	$0.24	$0.10
Income (loss) from discontinued operations	0.01	—	(0.01)	0.17
Income from extraordinary item	0.08	—	0.02	—

Net income	$0.20	$0.09	$0.25	$0.27

Cash dividends declared per Common Share	$0.20	$0.20	$0.20	$0.4325
Weighted average Common Shares outstanding:
Basic	32,753,337	32,934,843	32,965,619	32,972,503
Diluted	33,274,066	33,290,845	33,315,524	33,327,965

	March 31,	June 30,	September 30,	December 31,
(dollars in thousands, except per share amounts)	2006	2006	2006	2006
Revenue	$23,906	$22,303	$24,260	$25,331
Income from continuing operations	$3,667	$4,366	$3,722	$3,867
Income from discontinued operations	$686	$482	$400	$21,823
Net income	$4,353	$4,848	$4,122	$25,690
Net income per Common Share – basic:
Income from continuing operations	$0.11	$0.13	$0.12	$0.12
Income from discontinued operations	0.02	0.02	0.01	0.67

Net income	$0.13	$0.15	$0.13	$0.79

Net income per Common Share – diluted:
Income from continuing operations	$0.11	$0.13	$0.12	$0.12
Income from discontinued operations	0.02	0.01	0.01	0.66

Net income	$0.13	$0.14	$0.13	$0.78

Cash dividends declared per Common Share	$0.185	$0.185	$0.185	$0.20
Weighted average Common Shares outstanding:
Basic	32,468,204	32,509,360	32,513,398	32,514,803
Diluted	32,766,119	32,810,794	32,836,473	33,186,718

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
21. Commitments and Contingencies
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
The Company conducts Phase I environmental reviews with respect to properties it acquires. These reviews include an investigation for the presence of asbestos, underground storage tanks and polychlorinated biphenyls (PCBs). Although such reviews are intended to evaluate the environmental condition of the subject property as well as surrounding properties, there can be no assurance that the review conducted by the Company will be adequate to identify environmental or other problems that may exist. Where a Phase II assessment is so recommended, a Phase II assessment is conducted to further determine the extent of possible environmental contamination. In all instances where a Phase I or II assessment has resulted in specific recommendations for remedial actions, the Company has either taken or scheduled the recommended remedial action. To mitigate unknown risks, the Company has obtained environmental insurance for most of its properties, which covers only unknown environmental risks.
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
22. Subsequent Events
On February 11, 2008, the Company entered into contract to sell the Ledgewood Mall for $55 million. Ledgewood Mall is a 517,000 square foot enclosed mall in Ledgewood, New Jersey. The Company expects to close on this transaction in the second quarter of 2008.
During the fiscal year ending December 31, 2008, the investment consortium which owns Mervyns (Note 4), sold 41 Mervyns Store locations. The Operating Partnership’s share of the gain amounted to approximately $1.9 million, net of taxes.
During December 2007, the Company, through Fund III, and in conjunction with its current self-storage partner, Storage Post, entered into an agreement to acquire a portfolio of ten self-storage properties from Storage Post’s existing institutional investors for approximately $160 million. During January 2008, the Company, through Fund III, entered into an agreement to acquire an additional Storage Post self-storage project currently under construction for approximately $11 million. These transactions are expected to close in the first quarter of 2008.

ACADIA REALTY TRUST
SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2007

				Costs Capitalized					Date of
			Buildings &	Subsequent		Buildings &		Accumulated	Acquisition (a)
Description	Encumbrances	Land	Improvements	to Acquisition	Land	Improvements	Total	Depreciation	Construction(c)

Shopping Centers
Crescent Plaza	$17,600	$1,147	$7,425	$1,099	$1,147	$8,524	$9,671	$4,898	1984	(a)
Brockton, MA
New Loudon Center	14,752	505	4,161	10,839	505	15,000	15,505	9,170	1982	(a)
Latham, NY
Ledgewood Mall	—	619	5,434	33,200	619	38,634	39,253	28,450	1983	(a)
Ledgewood, NJ
Mark Plaza	—	—	4,268	4,690	—	8,958	8,958	6,177	1968	(c)
Edwardsville, PA
Blackman Plaza	—	120	—	1,599	120	1,599	1,719	687	1968	(c)
Wilkes-Barre, PA
Plaza 422	—	190	3,004	730	190	3,734	3,924	2,938	1972	(c)
Lebanon, PA
Route 6 Mall	—	—	—	12,695	1,664	11,031	12,695	4,964	1995	(c)
Honesdale, PA
Bartow Avenue	—	1,691	5,803	481	1,691	6,284	7,975	637	2002	(c)
Bronx, NY
Amboy Rd. Shopping Ctr.	—	—	11,909	1,496	—	13,405	13,405	830	2005	(a)
Staten Island, NY
Abington Towne Center	—	799	3,197	1,994	799	5,191	5,990	1,646	1998	(a)
Abington, PA
Bloomfield Town Square	—	3,443	13,774	8,960	3,443	22,734	26,177	5,173	1998	(a)
Bloomfield Hills, MI
Walnut Hill Plaza	23,500	3,122	12,488	1,523	3,122	14,011	17,133	3,718	1998	(a)
Woonsocket, RI
Elmwood Park Plaza	34,600	3,248	12,992	14,764	3,798	27,206	31,004	7,549	1998	(a)
Elmwood Park, NJ
Merrillville Plaza	26,250	4,288	17,152	1,516	4,288	18,668	22,956	4,838	1998	(a)
Hobart, IN
Marketplace of Absecon	—	2,573	10,294	2,479	2,577	12,769	15,346	3,220	1998	(a)
Absecon, NJ
Clark Diversey	3,727	11,303	2,903	(1,372)	10,061	2,773	12,834	139	2006	(a)
Boonton	8,451	3,297	7,611	(2,392)	1,328	7,188	8,516	344	2006	(a)
Chestnut Hill	9,834	8,978	5,568	(515)	8,289	5,742	14,031	214	2006	(a)
Third Avenue	—	11,108	8,038	894	11,855	8,185	20,040	256	2006	(a)
Liberty Avenue	9,990	—	12,627	—	—	12,627	12,627	316	2005	(a)
Tarrytown Centre	9,800	2,323	7,396	224	2,323	7,620	9,943	651	2004	(a)
Acadia Realty L.P.	—	—	1,455	153		1,608	1,608	1,348
Pelham Manor	—	905	—	—	905	—	905		2004	(a)
Hobson West Plaza	—	1,793	7,172	718	1,793	7,890	9,683	2,136	1998	(a)
Naperville, IL
Village Commons/ Smithtown Shopping Center	9,781	3,229	12,917	1,866	3,229	14,783	18,012	4,143	1998	(a)
Smithtown, NY
Town Line Plaza	—	878	3,510	7,257	907	10,738	11,645	6,849	1998	(a)
Rocky Hill, CT
Branch Shopping Center	15,773	3,156	12,545	777	3,156	13,322	16,478	3,273	1998	(a)
Village of the Branch, NY

ACADIA REALTY TRUST
SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2007

				Costs Capitalized					Date of
			Buildings &	Subsequent		Buildings &		Accumulated	Acquisition (a)
Description	Encumbrances	Land	Improvements	to Acquisition	Land	Improvements	Total	Depreciation	Construction(c)
The Methuen Shopping Center	—	956	3,826	594	961	4,415	5,376	972	1998	(a)
Methuen, MA
Gateway Shopping Center	20,500	1,273	5,091	11,536	1,273	16,627	17,900	3,101	1999	(a)
Burlington, VT
Mad River Station	—	2,350	9,404	591	2,350	9,995	12,345	2,329	1999	(a)
Dayton, OH
Pacesetter Park Shopping Center	12,500	1,475	5,899	1,108	1,475	7,007	8,482	1,791	1999	(a)
Ramapo, NY
239 Greenwich	26,000	1,817	15,846	502	1,817	16,348	18,165	3,590	1999	(c)
Greenwich, CT
Residential Property Winston Salem, NC	—	3,429	13,716	3,237	3,429	16,953	20,382	4,989	1998	(a)
Granville Center	2,818	2,186	8,744	59	2,186	8,803	10,989	1,206	2002	(a)
Kroger/Safeway	9,843	—	48,988	(48)	—	48,940	48,940	28,127	2003	(a)
Various
400 E. Fordham Road	37,263	11,144	18,010	2,240	13,351	18,043	31,394	1,018	2004	(a)
Bronx, NY
4650 Broadway/Sherman Avenue	19,000	25,267	—	—	25,267	—	25,267	—	2005	(a)
New York, NY
216th Street	25,500	7,313	—	19,286	7,261	19,338	26,599	146	2005	(a)
New York, NY
161st Street	30,000	16,679	28,410	261	16,679	28,671	45,350	1,731	2005	(a)
Bronx, NY
Oakbrook	—	—	6,906	17	—	6,923	6,923	1,268	2005	(a)
Oakbrook, IL
West Shore Expressway	—	3,380	13,554	—	3,380	13,554	16,934	265	2007	(a)
West 54th Street	—	16,699	18,704	—	16,699	18,704	35,403	340	2007	(a)
Atlantic Avenue	—	5,322	—	—	5,322	—	5,322	—	2007	(a)
Canarsie Plaza	—	32,656	—	—	32,656	—	32,656	—	2007	(a)
125 Main Street Assoc.	—	12,994	4,316	—	12,994	4,316	17,310	19	2007	(a)
Sheepshead Bay	—	20,391	—	—	20,391	—	20,391	—	2007	(a)
ASOF II, LLC	34,500	—	1,899	—	—	1,899	1,899	24
Underdeveloped land	—	250	—	—	250	—	250	—
Properties under development	—	—	—	77,764	—	77,764	77,764	—
								—
	$401,982	$234,296	$396,956	$222,822	$235,550	$618,524	$854,074	$155,480

ACADIA REALTY TRUST
NOTES TO SCHEDULE III
December 31, 2007
1. Depreciation and investments in buildings and improvements reflected in the statements of income is calculated over the estimated useful life of the assets as follows:
Buildings: 30 to 40 years
Improvements: Shorter of lease term or useful life
2.	The aggregate gross cost of property included above for Federal income tax purposes was $407.4 million as of December 31, 2007

3.	(a) Reconciliation of Real Estate Properties:
The following table reconciles the real estate properties from January 1, 2005 to December 31, 2007:

	For the year ended December 31,
(dollars in thousands)	2007	2006	2005
Balance at beginning of year	$650,051	$670,817	$561,370
Transfers (1)	—	(131,341)	—
Other improvements	76,007	40,800	11,599
Reclassification of tenant improvement activities	—	—	—
Property Acquired	128,016	69,775	97,848

Balance at end of year	$854,074	$650,051	$670,817

Notes:

(1)	Reflects the change in accounting for the Brandywine Portfolio following the recapitalization of the investment in January 2006 (Note 1).

3. (b)	Reconciliation of Accumulated Depreciation:
The following table reconciles accumulated depreciation from January 1, 2005 to December 31, 2007:

	For the year ended December 31,
(dollars in thousands)	2007	2006	2005
Balance at beginning of year	$135,085	$122,077	$102,315
Reclassification of tenant improvement activities	—	—	—
Depreciation related to real estate	20,395	13,008	19,762

Balance at end of year	$155,480	$135,085	$122,077