Form 10-Q
period 2008-03-31
ACADIA REALTY TRUST
filed 2008-05-08
CIK 899629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑
As of May 8, 2008 there were 32,263,740 common shares of beneficial interest, par value $.001 per share, outstanding.

ACADIA REALTY TRUST AND SUBSIDIARIES

FORM 10-Q

INDEX

Part I. Financial Information
Item 1. Financial Statements.
ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(dollars in thousands)	2008	2007
	(unaudited)
ASSETS
Real estate
Land	$281,070	$231,502
Buildings and improvements	605,859	485,177
Construction in progress	101,031	77,608

	987,960	794,287
Less: accumulated depreciation	125,852	122,044

Net real estate	862,108	672,243
Cash and cash equivalents	95,890	123,343
Cash in escrow	7,412	6,637
Investments in and advances to unconsolidated affiliates	58,960	44,654
Rents receivable, net	12,401	11,935
Notes receivable	57,698	57,662
Prepaid expenses and other assets, net	34,419	16,510
Deferred charges, net	21,432	18,879
Acquired lease intangibles, net	15,309	16,103
Assets of discontinued operations	30,926	31,046

	$1,196,555	$999,012

LIABILITIES AND SHAREHOLDERS’ EQUITY
Mortgage notes payable	$551,030	$402,903
Convertible notes payable	115,000	115,000
Acquired lease and other intangibles, net	5,366	5,651
Accounts payable and accrued expenses	15,752	14,833
Dividends and distributions payable	7,031	14,420
Distributions in excess of income from and investment in unconsolidated affiliates	20,081	20,007
Other liabilities	19,261	13,564
Liabilities of discontinued operations	425	787

Total liabilities	733,946	587,165

Minority interest in operating partnership	4,599	4,595
Minority interests in partially-owned affiliates	216,961	166,516

Total minority interests	221,560	171,111

Shareholders’ equity
Common shares	32	32
Additional paid-in capital	227,136	227,890
Accumulated other comprehensive loss	(1,779)	(953)
Retained earnings	15,660	13,767

Total shareholders’ equity	241,049	240,736

	$1,196,555	$999,012

See accompanying notes

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(unaudited)

	Three months ended
	March 31,
(dollars in thousands, except per share amounts)	2008	2007
Revenues
Minimum rents	$17,596	$15,431
Percentage rents	161	96
Expense reimbursements	4,002	2,889
Other property income	288	124
Management fee income from related parties	2,029	1,075
Interest income	2,796	2,854
Other	—	165

Total revenues	26,872	22,634

Operating Expenses
Property operating	4,133	3,546
Real estate taxes	2,544	1,982
General and administrative	6,389	5,448
Depreciation and amortization	6,518	5,634

Total operating expenses	19,584	16,610

Operating income	7,288	6,024
Equity in earnings of unconsolidated affiliates	13,235	130
Interest expense	(6,088)	(5,607)
Minority interest	(5,185)	2,309

Income from continuing operations before income taxes	9,250	2,856
Income tax (provision)	(1,857)	(44)

Income from continuing operations	7,393	2,812

Discontinued Operations
Operating income from discontinued operations	1,377	1,045
Minority interest	(27)	(21)

Income from discontinued operations	1,350	1,024

Income before extraordinary item	8,743	3,836

Extraordinary item
Share of extraordinary gain from investment in unconsolidated affiliate	—	23,690
Minority interest	—	(18,959)
Income tax provision	—	(1,848)

Extraordinary gain	—	2,883

Net income	$8,743	$6,719

Basic Earnings per Share
Income from continuing operations	$0.23	$0.09
Income from discontinued operations	0.04	0.03
Income from extraordinary item	—	0.09

Basic earnings per share	$0.27	$0.21

Diluted Earnings per Share
Income from continuing operations	$0.23	$0.08
Income from discontinued operations	0.04	0.03
Income from extraordinary item	—	0.09

Diluted earnings per share	$0.27	$0.20

See accompanying notes

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(unaudited)

	March 31,	March 31,
(dollars in thousands)	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,743	$6,719
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	6,627	6,537
Minority interests	5,212	16,671
Amortization of lease intangibles	175	62
Amortization of mortgage note premium	(20)	(34)
Share compensation expense	868	811
Equity in earnings of unconsolidated affiliates	(13,235)	(23,820)
Distributions of operating income from unconsolidated affiliates	583	24,005
Amortization of derivative settlement included in interest expense	—	109
Changes in assets and liabilities
Funding of escrows, net	(775)	652
Rents receivable	(397)	2,035
Prepaid expenses and other assets, net	(18,206)	17,204
Accounts payable and accrued expenses	464	(1,563)
Other liabilities	4,681	6,099

Net cash (used in) provided by operating activities	(5,280)	55,487

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate and improvements	(154,868)	(64,613)
Deferred acquisition and leasing costs	(903)	(3,550)
Investments in and advances to unconsolidated affiliates	(1,567)	(2,274)
Return of capital from unconsolidated affiliates	75	20,875
Collections of notes receivable	—	5,583
Advances of notes receivable	—	(1,368)

Net cash used in investing activities	(157,263)	(45,347)

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(unaudited)

	March 31,	March 31,
(dollars in thousands)	2008	2007
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on mortgage notes	$(60,616)	$(42,607)
Proceeds received on mortgage notes	168,796	32,764
Proceeds received on convertible notes	—	15,000
Payment of deferred financing and other costs	(2,719)	(392)
Capital contributions from partners and members and from minority interests in partially-owned affiliates	46,014	2,166
Distributions to partners and members and to minority interests in partially-owned affiliates	(519)	(37,272)
Dividends paid to Common Shareholders	(14,121)	(6,519)
Distributions to minority interests in Operating Partnership	(287)	(133)
Distributions on preferred Operating Partnership Units to minority interests	(11)	(9)
Repurchase and cancellation of shares	(1,494)	(1,094)
Common Shares issued under Employee Share Purchase Plan	41	28
Exercise of options to purchase Common Shares	6	—

Net cash provided by (used in) financing activities	135,090	(38,068)

Decrease in cash and cash equivalents	(27,453)	(27,928)
Cash and cash equivalents, beginning of period	123,343	139,571

Cash and cash equivalents, end of period	$95,890	$111,643

Supplemental disclosure of cash flow information
Cash paid during the period for interest, including capitalized interest of $5 and $12, respectively	$5,165	$4,950

Cash paid for income taxes	$2,145	$205

Supplemental disclosure of non-cash investing and financing activities
Acquisition of real estate through assumption of debt	$39,967	$—

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
All of the Company’s assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership (the “Operating Partnership”) and entities in which the Operating Partnership owns a controlling interest. As of March 31, 2008, the Trust controlled 98% of the Operating Partnership as the sole general partner. As the general partner, the Trust is entitled to share, in proportion to its percentage interest, in the cash distributions and profits and losses of the Operating Partnership. The limited partners represent entities or individuals who contributed their interests in certain properties or entities to the Operating Partnership in exchange for common or preferred units of limited partnership interest (“Common or Preferred OP Units”). Limited partners holding Common OP Units are generally entitled to exchange their units on a one-for-one basis for common shares of beneficial interest of the Trust (“Common Shares”). This structure is commonly referred to as an umbrella partnership REIT or “UPREIT”.
During 2001, the Company formed a partnership, Acadia Strategic Opportunity Fund I, LP (“Fund I”), and in 2004 formed a limited liability company, Acadia Mervyn Investors I, LLC (“Mervyns I”), with four institutional investors. The Operating Partnership committed a total of $20.0 million to Fund I and Mervyns I, and the four institutional shareholders committed $70.0 million, for the purpose of acquiring a total of approximately $300.0 million in investments. As of March 31, 2008, the Operating Partnership had contributed $16.5 million to Fund I and $2.7 million to Mervyns I.
The Operating Partnership is the sole general partner of Fund I and sole managing member of Mervyns I, with a 22.2% equity interest in both Fund I and Mervyns I and is also entitled to a profit participation in excess of its equity interest percentage based on certain investment return thresholds (“Promote”). Cash flow is distributed pro-rata to the partners and members (including the Operating Partnership) until they receive a 9% cumulative return (“Preferred Return”), and the return of all capital contributions. Thereafter, remaining cash flow (which is net of distributions and fees to the Operating Partnership for management, asset management, leasing, construction and legal services) is distributed 80% to the partners (including the Operating Partnership) and 20% to the Operating Partnership as a Promote. As all contributed capital and accumulated preferred return has been distributed to investors, the Operating Partnership is now entitled to a Promote on all earnings and distributions.
During June of 2004, the Company formed Acadia Strategic Opportunity Fund II, LLC (“Fund II”), and during August 2004 formed Acadia Mervyn Investors II, LLC (“Mervyns II”), with the investors from Fund I as well as two additional institutional investors. With $300.0 million of committed discretionary capital, Fund II and Mervyns II combined expect to be able to acquire or develop up to $900.0 million of investments on a leveraged basis. The Operating Partnership’s share of committed capital is $60.0 million. The Operating Partnership is the managing member with a 20% interest in both Fund II and Mervyns II. The terms and structure of Fund II and Mervyns II are substantially the same as Fund I and Mervyns I, including the Promote structure, with the exception that the Preferred Return is 8%. As of March 31, 2008, the Operating Partnership had contributed $30.8 million to Fund II and $7.6 million to Mervyns II.
During May of 2007, the Company formed Acadia Strategic Opportunity Fund III LLC (“Fund III”) with 14 institutional investors, including a majority of the investors from Fund I and Fund II. With $503 million of committed discretionary capital, Fund III expects to be able to acquire or develop approximately $1.5 billion of assets on a leveraged basis. The Operating Partnership’s share of the invested capital is $100.0 million and it is the managing member with a 19.9% interest in Fund III. The terms and structure of Fund III is substantially the same as the previous Funds, including the Promote structure, with the exception that the Preferred Return is 6%. As of March 31, 2008, the Operating Partnership had contributed $19.2 million to Fund III.
2. BASIS OF PRESENTATION
The consolidated financial statements include the consolidated accounts of the Company and its controlling investments in partnerships and limited liability companies in which the Company is presumed to have control in accordance with Emerging Issues Task Force Issue No. 04-05. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Investments in entities for which the Company has the ability to exercise significant influence over, but does not have financial or operating control, are accounted for using the equity method of accounting. Accordingly, the Company’s share of the net earnings (or loss) of these entities are included in consolidated net income under the caption, Equity in Earnings of Unconsolidated Affiliates. The information furnished in the accompanying consolidated financial statements reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the aforementioned consolidated financial statements for the interim periods.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. BASIS OF PRESENTATION, (continued)
Although the Company accounts for its investment in Albertson’s (Note 7), which it has made through the Retailer Controlled Property Venture with Klaff Realty, LP (“Klaff”) and Lubert-Adler Management, Inc. (“Lubert-Adler”) (“RCP Venture”), using the equity method of accounting, the Company adopted the policy of not recording its equity in earnings or losses of the unconsolidated affiliate until the Company receives the audited financial statements of Albertson’s to support the equity earnings or losses in accordance with paragraph 19 of Accounting Principles Board (“APB”) 18 “Equity Method of Accounting for Investments in Common Stock”.
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
During September 2006, the Financial Accounting Statements Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value Measurements.” This SFAS defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This statement applies to accounting pronouncements that require or permit fair value measurements, except for share-based payment transactions under SFAS No. 123R. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, except for non-financial assets and liabilities, for which this statement will be effective for fiscal years beginning after November 15, 2008. SFAS No. 157 does not require any new fair value measurements or remeasurements of previously computed fair values. On January 1, 2008, the Company adopted SFAS No. 157 and it did not have a material impact to the Company’s financial statements or results of operations.
On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This statement permits companies and not-for-profit organizations to make a one-time election to carry eligible types of financial assets and liabilities at fair value, even if fair value measurement is not required under GAAP. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 on January 1, 2008 with no impact to the Company’s financial statements or results of operations.
On August 31, 2007, the FASB issued a proposed FASB Staff Position 14-a (“FSP 14-a”) that affects the accounting for the Company’s convertible notes payable (Note 10). FSP 14-a requires the proceeds from the sale of convertible debt be allocated between the debt and equity components. The debt component will be measured based on the fair value of similar debt without an equity conversion feature, and the equity component will be determined as the residual of the fair value of the debt deducted from the original proceeds received. The resulting discount on the debt component must be amortized over the period of the debt. FSP 14-a will become effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact that FSP 14-a would have on its consolidated financial statements.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” which, among other things, provides guidance and establishes amended accounting and reporting standards for a parent company’s noncontrolling or minority interest in a subsidiary. The Company is currently evaluating the impact of adopting SFAS No. 160, which is effective for fiscal years beginning on or after December 15, 2008.
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which replaces SFAS No. 141 Business Combinations. SFAS No. 141R, among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired (including intangibles), the liabilities assumed and any noncontrolling interest in the acquired entity. The Company is currently evaluating the impact of adopting SFAS No. 141R, which is effective for fiscal years beginning on or after December 15, 2008.
In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133.” SFAS No. 161 amends SFAS No. 133 to provide additional information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. It requires enhanced disclosures about an entity’s derivatives and hedging activities. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 . The adoption of SFAS No. 161 is not expected to have an impact on the Company’s financial condition or results of operations.

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
The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the periods indicated.

	Three months ended
(dollars in thousands, except per share amounts)	March 31,
	2008	2007
Numerator:
Income from continuing operations — basic	$7,393	$2,812
Effect of dilutive securities:
Preferred OP Unit distributions	5	8

Numerator for diluted earnings per share	$7,398	$2,820

Denominator:
Weighted average shares for basic earnings per share	32,460	32,155
Effect of dilutive securities:
Employee share options	472	706
Convertible Preferred OP Units	25	179

Dilutive potential Common Shares	497	885

Denominator for diluted earnings per share	32,957	33,040

Basic earnings per share from continuing operations	$0.23	$0.09

Diluted earnings per share from continuing operations	$0.22	$0.08

The weighted average shares used in the computation of basic earnings per share include unvested Restricted Shares and LTIP Units (Note 14) that are entitled to receive dividend equivalent payments. The effect of the conversion of Common OP Units is not reflected in the above table, as they are exchangeable for Common Shares on a one-for-one basis. The income allocable to such units is allocated on this same basis and reflected as minority interest in the accompanying consolidated financial statements. As such, the assumed conversion of these units would have no net impact on the determination of diluted earnings per share. The conversion of the convertible notes payable (Note 10) is not reflected in the table as such conversion would be anti dilutive. The effect of the assumed conversion of 25,067 Series A Preferred OP Units would be dilutive for the three months ended March 31, 2008 and they are included in the above table. The effect of the assumed conversion of 178,993 Series A and B Preferred OP Units for the three months ended March 31, 2007 was dilutive and they are included in the table.
4. COMPREHENSIVE INCOME
The following table sets forth comprehensive income for the three months ended March 31, 2008 and 2007:

	Three months ended
(dollars in thousands)	March 31,
	2008	2007
Net income	$8,743	$6,719
Other comprehensive (loss) income	(826)	2

Comprehensive income	$7,917	$6,721

Other comprehensive income relates to the changes in the fair value of derivative instruments accounted for as cash flow hedges and the amortization, which is included in interest expense, of a derivative instrument.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. COMPREHENSIVE INCOME, continued
The following table sets forth the change in accumulated other comprehensive income for the three months ended March 31, 2008:
Accumulated other comprehensive loss

(dollars in thousands)
Balance at December 31, 2007	$(953)
Unrealized loss on valuation of derivative instruments and amortization of derivative	(826)

Balance at March 31, 2008	$(1,779)

5. SHAREHOLDERS’ EQUITY AND MINORITY INTERESTS
The following table summarizes the change in the shareholders’ equity and minority interests since December 31, 2007:

		Minority interest	Minority interest in
	Shareholders’	in Operating	partially-owned
(dollars in thousands)	Equity	Partnership	affiliates
Balance at December 31, 2007	$240,736	$4,595	$166,516
Dividends and distributions declared of $0.21 per Common Share and Common OP Unit	(6,851)	(180)	—
Net income for the period January 1 through March 31, 2008	8,743	84	5,128
Distributions paid	—	—	(519)
Other comprehensive income — Unrealized loss on valuation of derivative instruments	(826)	(16)	(178)
Common Shares issued under Employee Share Purchase Plan	41	—	—
Minority interest contributions	—	—	46,014
Employee exercise of options to purchase Common Shares	6	—	—
Employee Restricted Share awards	694	—	—
Employee Restricted Shares cancelled	(1,494)	—	—
Employee LTIP Unit awards	—	116	—

Balance at March 31, 2008	$241,049	$4,599	$216,961

Minority interest in the Operating Partnership represents (i) the limited partners’ 642,272 Common OP Units at March 31, 2008 and December 31, 2007, (ii) 188 Series A Preferred OP Units at March 31, 2008 and December 31, 2007, with a stated value of $1,000 per unit, which are entitled to a preferred quarterly distribution of the greater of (a) $22.50 (9% annually) per Series A Preferred OP Unit or (b) the quarterly distribution attributable to a Series A Preferred OP Unit if such unit were converted into a Common OP Unit.
During the three months ended March 31, 2008, 59,214 employee Restricted Shares were cancelled to pay the employees’ income taxes due on the value of the portion of the Restricted Shares that vested during the period. Also during the three months ended March 31, 2008, the Company recognized accrued Common Share and Common OP Unit-based compensation totaling $0.9 million.
Minority interests in partially owned affiliates include third-party interests in Fund I, II and III, and Mervyns I and II and three other entities.
The following table summarizes the minority interest’s contributions and distributions since December 31, 2007:

(dollars in thousands)	Contributions	Distributions
Partially-owned affiliates	$—	$(36)
Fund I	—	(483)
Fund II	8,305	—
Fund III	37,709	—

	$46,014	$(519)

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. ACQUISITION AND DISPOSITION OF PROPERTIES AND DISCONTINUED OPERATIONS
Acquisition of Properties
On February 29, 2008, the Company acquired a portfolio of 11 self-storage properties located throughout New York and New Jersey for approximately $174.0 million. The portfolio totals approximately 920,000 net rentable square feet. Ten properties are operating and one is currently under construction. The Company is in the process of completing its purchase price allocation in accordance with SFAS No. 141.
Discontinued Operations
In accordance with SFAS No. 144, which requires discontinued operations presentation for disposals of a “component” of an entity, for all periods presented, the Company reclassified its consolidated statements of income to reflect income and expenses for properties that were sold or became held for sale prior to March 31, 2008, as discontinued operations and reclassified its consolidated balance sheets to reflect assets and liabilities related to such properties as assets and liabilities related to discontinued operations.
The combined assets and liabilities of properties held for sale for the period ended March 31, 2008 and December 31, 2007 and the combined results of operations for the three months ended March 31, 2008 and March 31, 2007 are reported separately as discontinued operations. Discontinued operations for 2008 include Ledgewood Mall located in Ledgewood, New Jersey and a residential complex located in Winston-Salem, North Carolina. In addition, 2007 discontinued operations included Amherst Market Place, Sheffield Crossing and a residential complex located in Missouri, all of which the Company sold during the fourth quarter of 2007.
The combined assets and liabilities and results of operations of the properties classified as discontinued operations are summarized as follows:

	March 31,	December 31,
(dollars in thousands)	2008	2007
ASSETS
Net real estate	$26,401	$26,351
Rents, receivable, net	1,445	1,514
Prepaid expenses	84	166
Deferred charges, net	2,980	2,946
Other assets	16	69

Total assets of discontinued operations	$30,926	$31,046

LIABILITIES
Accounts payable and accrued expenses	$89	$456
Other liabilities	336	331

Total liabilities of discontinued operations	$425	$787

	For the three months ended
	March 31,
(dollars in thousands)	2008	2007
Total revenues	$2,811	$4,063
Total expenses	1,434	3,018

Operating income	1,377	1,045

Impairment of real estate	—	—
Loss on sale of property	—	—
Minority interest	(27)	(21)

Income from discontinued operations	$1,350	$1,024

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. INVESTMENTS
Investments In and Advances to Unconsolidated Partnerships
Retailer Controlled Property Venture (“RCP Venture”)
During January of 2004, the Company commenced the RCP Venture with Klaff Realty, LP (“Klaff”) and Lubert-Adler Management, Inc. for the purpose of making investments in surplus or underutilized properties owned by retailers. As of March 31, 2008, the Company has invested $56.1 million through the RCP Venture on a non-recourse basis. The expected size of the RCP Venture is approximately $300 million, of which the Company’s share is $60 million. Cash flow from any investment in which the RCP Venture participants elect to invest, is to be distributed to the participants until they have received a 10% cumulative return and a full return of all contributions. Thereafter, remaining cash flow is to be distributed 20% to Klaff and 80% to the partners (including Klaff).
Mervyns Department Stores
During September of 2004, the RCP Venture invested in a consortium to acquire the Mervyns Department Store chain (“Mervyns”) from Target Corporation. The gross acquisition price of $1.2 billion was financed with $800 million of debt and $400 million of equity. As of March 31, 2008, the Company’s share of this investment was $26.8 million.
During 2005, the Company made add-on investments in Mervyns totaling $1.3 million. The Company accounts for these add-on investments using the cost method due to the minor ownership interest and the inability to exert influence over the partnership’s operating and financial policies.
Albertson’s
During June of 2006, the RCP Venture made its second investment as part of an investment consortium, acquiring Albertson’s and Cub Foods, of which the Company’s share was $20.7 million. Through March 31, 2008, the Company had received aggregate cash distributions of $53.7 million from this investment, which was primarily sourced from the disposition of certain operating stores and a refinancing of the remaining assets held by Albertson’s. The extraordinary gain of $30.2 million recognized during 2007 represents the Company’s share of the gain reported by Albertson’s, which reflected the excess of fair value of net assets acquired over the purchase price in accordance with SFAS No. 141.
During 2007, Company made add-on investments in Albertson’s totaling $2.8 million and received distributions totaling $0.8 million. The Company accounts for these add-on investments using the cost method due to the minor ownership interest and the inability to exert influence over the partnership’s operating and financial policies.
Other Investments
During 2006, the Company made investments of $1.1 million in Shopko, a regional multi-department retailer that had 358 stores located throughout the Midwest, Mountain and Pacific Northwest, and $0.7 million in Marsh, a regional supermarket chain operating 271 stores in central Indiana, Illinois and western Ohio, through the RCP Venture. During 2007, the Company received a $1.1 million cash distribution from the Shopko investment representing 100% of its invested capital.
During July of 2007, the RCP Venture acquired a portfolio of 87 retail properties from Rex Stores Corporation, which was comprised of electronic retail stores located in 27 states. The Company’s share of this investment was $2.7 million.
The Company accounts for the two above investments using the cost method due to its minor ownership interest and the inability to exert influence over the partnership’s operating and financial policies.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. INVESTMENTS (continued)
Investments In and Advances to Unconsolidated Partnerships (continued)
The following table summarizes the RCP Venture investments from inception through March 31, 2008:

(dollars in thousands)					Operating Partnership Share
		Year	Invested		Invested
Investor	Investment	acquired	capital	Distributions	capital	Distributions
Mervyns I and Mervyns II	Mervyns	2004	$26,773	$45,966	$4,901	$11,251
Mervyns I and Mervyns II	Mervyns add-on investments	2005	1,342	1,342	283	283
Mervyns II	Albertson’s	2006	20,717	53,660	4,239	9,847
Mervyns II	Albertson’s add-on investments	2006/2007	2,765	833	386	93
Fund II	Shopko	2006	1,100	1,100	220	220
Fund II	Marsh	2006	667	—	133	—
Mervyns II	Rex	2007	2,701	—	535	—

Total			$56,065	$102,901	$10,697	$21,694

Brandywine Portfolio
The Company owns a 22.2% interest in a one million square foot retail portfolio located in Wilmington, Delaware (the “Brandywine Portfolio”) that is accounted for using the equity method.
Crossroads
The Company owns a 49% interest in the Crossroads Joint Venture and Crossroads II (collectively, “Crossroads”), which collectively own a 311,000 square foot shopping center located in White Plains, New York that is accounted for using the equity method.
Other Investments
Fund I Investments
Fund I has joint ventures with unaffiliated third-party investors in the ownership and operation of the following shopping centers, which are accounted for using the equity method of accounting.

		Year	Gross Leasable
Shopping Center	Location	Acquired	Area
Haygood Shopping Center	Virginia Beach, VA	2004	178,533
Sterling Heights Shopping Center	Detroit, MI	2004	154,835

Total			333,368

Fund II Investments
Fund II has invested $1.2 million as a 50% owner in an entity, which has a leasehold interest in a former Levitz Furniture store located in Rockville, Maryland, that is accounted for using the equity method.
Fund II’s approximately 25% investment in CityPoint is accounted for using the equity method. CityPoint was determined to be a variable interest entity and the Company was determined not to be the primary beneficiary. The Company’s maximum exposure is its current investment balance of $30.3 million.
In addition to these investments, the Company had made advances to unconsolidated affiliates totaling $4.0 million as of March 31, 2008.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. INVESTMENTS, (continued)
Summary of Investments in Unconsolidated Affiliates
The following tables summarize the Company’s investments in unconsolidated affiliates as of March 31, 2008 and December 31, 2007.

	March 31, 2008
	RCP		Brandywine		Other
(dollars in thousands)	Venture	CityPoint	Portfolio	Crossroads	Investments	Total
Balance Sheets
Assets:
Rental property, net	$—	$149,670	$131,702	$5,426	$26,681	$313,479
Investment in unconsolidated affiliates	318,262	—	—	—	—	318,262
Other assets	—	1,723	8,982	4,514	5,907	21,126

Total assets	$318,262	$151,393	$140,684	$9,940	$32,588	$652,867

Liabilities and partners’ equity
Mortgage note payable	$—	$34,000	$166,200	$63,793	$16,837	$280,830
Other liabilities	—	668	8,548	1,208	2,226	12,650
Partners equity (deficit)	318,262	116,725	(34,064)	(55,061)	13,525	359,387

Total liabilities and partners’ equity	$318,262	$151,393	$140,684	$9,940	$32,588	$652,867

Company’s investment in and advances to unconsolidated affiliates	$22,685	$30,310	$—	$—	$5,965	$58,960

Share of distributions in excess of share of income and investment in unconsolidated affiliates	$—	$—	$(7,860)	$(12,221)	$—	$(20,081)

	December 31, 2007
	RCP		Brandywine		Other
	Venture	CityPoint	Portfolio	Crossroads	Investments	Total
(dollars in thousands)
Balance Sheets
Assets
Rental property, net	$—	$145,775	$136,942	$5,552	$38,137	$326,406
Investment in unconsolidated affiliates	195,672	—	—	—	—	195,672
Other assets	—	3,046	10,631	4,372	6,650	24,699

Total assets	$195,672	$148,821	$147,573	$9,924	$44,787	$546,777

Liabilities and partners’ equity
Mortgage note payable	$—	$34,000	$166,200	$64,000	$33,084	$297,284
Other liabilities	—	2,213	9,629	1,112	2,307	15,261
Partners equity (deficit)	195,672	112,608	(28,256)	(55,188)	9,396	234,232

Total liabilities and partners’ equity	$195,672	$148,821	$147,573	$9,924	$44,787	$546,777

Company’s investment in and advances to unconsolidated affiliates	$9,813	$28,890	$—	$—	$5,951	$44,654

Share of distributions in excess of share of income and investment in unconsolidated affiliates	$—	$—	$(7,822)	$(12,185)	$—	$(20,007)

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. INVESTMENTS, (continued)

	Three Months Ended March 31, 2008
	RCP	Brandywine		Other
(dollars in thousands)	Venture	Portfolio	Crossroads	Investments	Total
Statements of Operations
Total revenue	$—	$5,156	$2,063	$1,241	$8,460
Operating and other expenses	—	1,617	798	1,278	3,693
Interest expense	—	2,519	867	244	3,630
Equity in earnings of affiliates	138,487	—	—	—	138,487
Depreciation and amortization	—	1,067	271	226	1,564

Net income (loss)	$138,487	$(47)	$127	$(507)	$138,060

Company’s share of net income (loss)	$13,326	$(11)	$(36)	$(44)	$13,235

	Three Months Ended March 31, 2007
	RCP	Brandywine		Other
(dollars in thousands)	Venture	Portfolio	Crossroads	Investments	Total
Statements of Operations
Total revenue	$—	$4,869	$2,066	$1,465	$8,400
Operating and other expenses	—	1,482	650	621	2,753
Interest expense	—	2,491	859	521	3,871
Equity in earnings of unconsolidated affiliates	20,747	—	—	—	20,747
Equity in earnings of unconsolidated affiliates — extraordinary gain	125,264	—	—	—	125,264
Depreciation and amortization	—	763	107	581	1,451

Net income (loss)	$146,011	$133	$450	$(258)	$146,336

Company’s share of net income (loss) before extraordinary gain	$—	$31	$123	$(24)	$130

Company’s share of extraordinary gain	$23,690	$—	$—	$—	$23,690

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8. DERIVATIVE FINANCIAL INSTRUMENTS
The following table summarizes the notional values and fair values of the Company’s derivative financial instruments as of March 31, 2008. The notional value does not represent exposure to credit, interest rate or market risks.
(dollars in thousands)

Derivative Instrument	Notional Value	Interest Rate	Maturity	Fair Value
LIBOR Swap	$4,640	4.71%	1/1/10	$(188)
LIBOR Swap	11,410	4.90%	10/1/11	(756)
LIBOR Swap	8,434	5.14%	3/1/12	(661)
LIBOR Swap	9,800	4.47%	10/29/10	(481)

Total Interest Rate Swaps	$34,284			(2,086)

Interest Rate Cap
LIBOR Cap	$30,000	6.0%	4/1/08	(28)

Net derivative instrument liability				$(2,114)

9. MORTGAGE LOANS
During the first three months of 2008, the Company borrowed $30.1 million on three existing construction loans.
During February 2008, in conjunction with the purchase of a portfolio of properties, the Company assumed loans of $34.9 million, which bears interest at a fixed rate of 5.9% and matures on June 11, 2009, and $5.0 million, which bears interest at a fixed rate of 5.4% and matures on December 1, 2009.
During the first quarter of 2008, the Company closed on a $41.5 million loan, which bears interest at a fixed rate of 5.3% and matures on March 16, 2011.
During the first quarter of 2008, the Company borrowed $14.2 million on an existing credit facility. This money was repaid during the first quarter.
During the first quarter of 2008, the Company borrowed $83.0 million on an existing credit facility of which $41.0 million was repaid during the first quarter.
10. CONVERTIBLE NOTES PAYABLE
In December 2006 and January 2007, the Company issued $115.0 million of convertible notes with a fixed interest rate of 3.75% due 2026 (the “Convertible Notes”). The Convertible Notes were issued at par and require interest payments semi-annually in arrears on June 15th and December 15th of each year. The Convertible Notes are unsecured unsubordinated obligations and rank equally with all other unsecured and unsubordinated indebtedness.
11. F AIR VALUE MEASUREMENTS
Effective January 1, 2008, the Company adopted SFAS No. 157 for its financial assets and liabilities. SFAS No. 157 establishes a new framework for measuring fair value and expands disclosure requirements. SFAS No. 157 defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants.
SFAS No. 157’s valuation techniques are based on observable or unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs have created the following fair value hierarchy:

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. FAIR VALUE MEASUREMENTS, continued
•	Level 1 — Quoted prices for identical instruments in active markets.

•	Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant value drivers are observable.

•	Level 3 — Valuations derived from valuation techniques in which significant value drivers are unobservable.
The following describes the valuation methodologies the Company uses to measure financial assets and liabilities at fair value:
Notes Receivable —The Company’s notes receivable are valued using Level 3 inputs. Given the short-term nature of the notes and the fact that several of the notes are demand notes, the Company has determined that the carrying value of the notes receivable approximates fair value.
Derivative Instruments — The Company’s derivative financial liabilities primarily represent interest rate swaps and a cap and are valued using Level 2 inputs. The fair value of these instruments is based upon the estimated amounts the Company would receive or pay to terminate the contracts as of March 31, 2008 and is determined using interest rate market pricing models. With the adoption of SFAS No. 157, the Company has amended the techniques used in measuring the fair value of its derivative positions. This enhancement includes the impact of credit valuation adjustments on derivatives measured at fair value. The implementation of this enhancement did not have a material impact on the Company’s consolidated financial position or results of operations.
Mortgage Notes Payable and Convertible Notes Payable — The value of the Company’s mortgage and convertible notes payable are valued using Level 3 inputs. The Company determines the estimated fair value of its mortgage and convertible notes payable through the use of valuation methodologies using current market interest rate data.
The following table presents the Company’s assets and liabilities measured at fair value based on level of inputs at March 31, 2008:

March 31, 2008	Level 1	Level 2	Level 3	Total
(dollars in thousands)
Assets
Notes receivable	$—	$—	$57,698	$57,698

Total assets	$—	$—	$57,698	$57,698

Liabilities

Derivatives	$—	$2,114	$—	$2,114

Mortgage and convertible notes payable	—	—	663,850	663,850

Total liabilities	$—	$2,114	$663,850	$665,964

The following table reflects the changes in the Company’s Level 3 financial assets and liabilities measured on a recurring basis for the three months ended March 31, 2008:
(dollars in thousands)

		Net realized/	Net	Purchases,
	Balance at	unrealized gains (losses)	unrealized	issuances and	Balance at
	January 1, 2008	included in earnings	gains (losses)	settlements	March 31, 2008
Notes receivable	$57,662	$—	$—	$36	$57,698

Mortgage and convertible notes payable	$519,371	$—	$(3,667)	$148,146	$663,850

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12. RELATED PARTY TRANSACTIONS

The Company earns asset management, leasing, disposition, development and construction fees for providing services to an existing portfolio of retail properties and/or leasehold interests in which Klaff has an interest. Fees earned by the Company in connection with this portfolio were $0.4 million and $0.7 million for the three months ended March 31, 2008 and 2007, respectively.
Lee Wielansky, the Lead Trustee of the Company, was paid a consulting fee of $25,000 for each of the three months ended March 31, 2008 and 2007.
13. SEGMENT REPORTING
The Company has three reportable segments: Core Portfolio, Opportunity Funds and Other, which primarily consists of management fee and interest income. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates property performance primarily based on net operating income before depreciation, amortization and certain nonrecurring items. Investments in the Core Portfolio are typically held long-term. Given the finite life of the Opportunity Funds, these investments are typically held for shorter terms. Fees earned by the Company as general partner/member of the Opportunity Funds are eliminated in consolidation and recognized through a reduction in minority interest expense in the Company’s consolidated financial statements in accordance with GAAP. The Company previously reported two reportable segments, retail properties and multi-family properties. During December of 2007, the Company sold a residential complex and held its remaining residential complex for sale. Subsequent to March 31, 2008, the Company sold this last residential complex. Also during 2007, the Company expanded its Opportunity Fund platform with the formation of Fund III. Accordingly, it has realigned its segments to reflect the current business orientation of the Company. The following table sets forth certain segment information for the Company, reclassified for discontinued operations, as of and for the three months ended March 31, 2008 and 2007 (does not include unconsolidated affiliates):
Three Months Ended March 31, 2008

	Core	Opportunity
(dollars in thousands)	Portfolio	Funds	Other	Elimination	Total
Revenues	$15,446	$6,593	$11,991	$(7,158)	$26,872
Property operating expenses and real estate taxes	4,691	3,335	—	(1,349)	6,677
Other expenses	6,713	3,493	—	(3,817)	6,389

Net income before depreciation and amortization	$4,042	$(235)	$11,991	$(1,992)	$13,806

Depreciation and amortization	$3,831	$2,687	$—	$—	$6,518

Interest expense	$4,244	$1,844	$—	$—	$6,088

Real estate at cost	$443,465	$546,311	$—	$(1,816)	$987,960

Total assets	$560,756	$637,791	$—	$(1,992)	$1,196,555

Expenditures for real estate and improvements	$791	$154,077	$—	$—	$154,868

Reconciliation to net income

Net property income before depreciation and amortization					$13,806
Depreciation and amortization					(6,518)
Equity in earnings of unconsolidated affiliates					13,235
Interest expense					(6,088)
Income tax provision					(1,857)
Minority interest					(5,185)
Income from discontinued operations					1,350

Net income					$8,743

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13. SEGMENT REPORTING (continued)
Three Months Ended March 31, 2007

	Core	Opportunity
(dollars in thousands)	Portfolio	Funds	Other	Elimination	Total
Revenues	$13,924	$4,610	$6,805	$(2,705)	$22,634
Property operating expenses and real estate taxes	4,511	1,095	—	(78)	5,528
Other expenses	5,567	1,251	—	(1,370)	5,448

Net income before depreciation and amortization	$3,846	$2,264	$6,805	$(1,257)	$11,658

Depreciation and amortization	$3,360	$2,273	$—	$—	$5,633

Interest expense	$4,502	$1,222	$—	$(117)	$5,607

Real estate at cost	$418,519	221,492	—	(592)	$639,419

Total assets	$604,145	$238,494	$—	$(1,140)	$841,499

Expenditures for real estate and improvements	$54,230	$10,383	$—	$—	$64,613

Reconciliation to net income

Net property income before depreciation and amortization					$11,658
Depreciation and amortization					(5,634)
Equity in earnings of unconsolidated affiliates					130
Interest expense					(5,607)
Income tax provision					(44)
Minority interest					2,309
Income from discontinued operations					1,024
Income from extraordinary gain					2,883

Net income					$6,719

14. STOCK-BASED COMPENSATION
During the quarter ended March 31, 2008, the Company issued Restricted Common Shares (“Restricted Shares”) and Restricted Partnership Units (“LTIP Units”) to officers and employees. The Restricted Shares do not carry voting rights or other rights of Common Shares until vesting and may not be transferred, assigned or pledged until the recipients have a vested non-forfeitable right to such shares. Dividends are not paid currently on unvested Restricted Shares, but are paid cumulatively, from the issuance date through the applicable vesting date of such Restricted Shares vesting. LTIP Units are similar to Restricted Shares but provide for a quarterly partnership distribution in a like amount as paid to Common Operating Partnership Units. This distribution is paid on both unvested and vested LTIP Units. The LTIP Units are convertible into Common Operating Partnership Units and, ultimately, into Common Shares upon vesting and a revaluation of the book capital accounts. Vesting for all Restricted Shares and LTIP Units are subject to the recipient’s continued employment with the Company through the applicable vesting dates.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14. STOCK-BASED COMPENSATION, continued
On January 31, 2008, the Company issued 4,722 Restricted Shares and 156,058 LTIP Units to officers of the Company. On February 1, 2008, and March 27, 2008, the Company also issued 1,050 and 11,672 LTIP Units, respectively, to an officer of the Company. Vesting with respect to these awards is recognized over a range of the next seven to ten annual anniversaries of the issuance date. The vesting on 50% of these awards is also generally subject to achieving certain total shareholder returns on the Company’s Common Shares or certain annual earnings growth.
Also on January 31, 2008, the Company issued 26,999 Restricted Shares to employees of the Company. Vesting with respect to these awards is recognized ratably over the next four annual anniversaries of the issuance date. The vesting on 25% of these awards is also subject to achieving certain total shareholder returns on the Company’s Common Shares or certain annual earnings growth.
The total value of the Restricted Shares and LTIP Units issued during the three months ended March 31, 2008 was $4.9 million, of which $1.4 million has been recognized in compensation expense in 2007 and $3.5 million will be recognized in compensation expense over the vesting period. Compensation expense of $126,000 has been recognized in the accompanying financial statements related to these Restricted Shares and LTIP Units for the three months ended March 31, 2008. Total stock-based compensation expense, including the expense related to the above mentioned plans, for the three months ended March 31, 2008 and 2007 was $0.9 million and $0.8 million, respectively.
15. DIVIDENDS AND DISTRIBUTIONS PAYABLE
On March 19, 2008, the Board of Trustees of the Company approved and declared a cash dividend for the quarter ended March 31, 2008 of $0.21 per Common Share and Common OP Unit. The dividend was paid on April 15, 2008 to shareholders of record as of March 31, 2008.
16. SUBSEQUENT EVENTS
On April 16, 2008, the Company, through Fund I, completed the sale of Haygood Shopping Center, located in Virginia Beach, Virginia for $24.9 million.
On April 22, 2008, the Company acquired a single-tenant retail property located in midtown Manhattan for $9.2 million. The 20,000 square foot property is located on 17th Street and 5th Avenue.
On April 29, 2008, the Company completed the sale of a residential complex, the Village Apartments, located in Winston-Salem, North Carolina for $23.3 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is based on the consolidated financial statements of the Company as of March 31, 2008 and 2007 and for the three months then ended. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.
FORWARD-LOOKING STATEMENTS
Certain statements contained in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results performance or achievements expressed or implied by such forward-looking statements. Such factors are set forth under the heading “Item 1A. Risk Factors” in our Form 10-K for the year ended December 31, 2007 and include, among others, the following: general economic and business conditions, which will, among other things, affect demand for rental space, the availability and creditworthiness of prospective tenants, lease rents and the availability of financing; adverse changes in our real estate markets, including, among other things, competition with other companies; risks of real estate development and acquisition; governmental actions and initiatives; and environmental/safety requirements. Except as required by law, we do not undertake any obligation to update or revise any forward-looking statements contained in this Form 10-Q.
OVERVIEW
We currently operate 85 properties, which we own or have an ownership interest in, within our core portfolio or within our three opportunity funds. These properties consist of commercial properties, primarily neighborhood and community shopping centers, self-storage and mixed-use properties with a retail component. The properties we operate are located primarily in the Northeast, Mid-Atlantic and Midwestern regions of the United States. Our core portfolio consists of 34 properties comprising approximately five million square feet. Fund I has 28 properties comprising approximately 1.5 million square feet. Fund II has ten properties, the majority of which are currently under redevelopment and will have approximately 2.3 million square feet upon completion of redevelopment activities. Fund III has 13 properties totaling approximately 1.2 million square feet. The majority of our operating income derives from the rental revenues from these properties, including recoveries from tenants, offset by operating and overhead expenses. As our RCP Venture invests in operating companies, we consider these investments to be private-equity style, as opposed to real estate, investments. Since these are not traditional investments in operating rental real estate, the Operating Partnership invests in these through a taxable REIT subsidiary (“TRS”).
Our primary business objective is to acquire and manage commercial retail properties that will provide cash for distributions to shareholders while also creating the potential for capital appreciation to enhance investor returns. We focus on the following fundamentals to achieve this objective:
–	Own and/or operate a portfolio of community and neighborhood shopping centers, self-storage and mixed-use properties, located in high barrier-to-entry markets with strong demographic features.

–	Generate internal growth within the core portfolio through aggressive redevelopment, re-anchoring and leasing activities.

–	Generate external growth through an opportunistic yet disciplined acquisition program. The emphasis is on targeting transactions with high inherent opportunity for the creation of additional value through redevelopment and leasing and/or transactions requiring creative capital structuring to facilitate the transactions.

–	Partner with private equity investors for the purpose of making investments in operating retailers with significant embedded value in their real estate assets.

–	Maintain a strong and flexible balance sheet through conservative financial practices while ensuring access to sufficient capital to fund future growth.
CRITICAL ACCOUNTING POLICIES
Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. No material changes to our critical accounting policies have occurred since December 31, 2007.

RESULTS OF OPERATIONS
Comparison of the three months ended March 31, 2008 (“2008”) to the three months ended March 31, 2007 (“2007”)

Revenues	2008			2007
	Core	Opportunity		Core	Opportunity
(dollars in millions)	Portfolio	Funds	Other (1)	Portfolio	Funds	Other (1)
Minimum rents	$11.4	$6.2	$—	$10.7	$4.7	$—
Percentage rents	0.2	—	—	0.1	—	—
Expense reimbursements	3.8	0.2	—	2.9	—	—
Other property income	0.1	0.2	—	0.1	—	—
Management fee income	—	—	2.0	—	—	1.1
Interest income	—	—	2.8	—	—	2.8
Other	—	—	—	0.2	—	—

Total revenues	$15.5	$6.6	$4.8	$14.0	$4.7	$3.9

Note:

(1)	Includes amounts eliminated in consolidation which are adjusted in Minority Interest. Reference is made to Note 13 to the Notes to Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q for an overview of the Company’s three reportable segments.
The increase in minimum rents in the Core Portfolio was attributable to additional rents following our acquisition of 200 West 54th Street and 145 East Service Road (“2007 Core Acquisitions”) of $0.8 million. The increase in rents in the Opportunity Funds primarily relates to additional rents following the acquisition of 125 Main Street and Storage Post Portfolio (“2007/2008 Fund Acquisitions”) of $1.2 million, as well as 216th Street being placed in service October 1, 2007.
Expense reimbursements in the Core Portfolio increased for both common area maintenance (“CAM”) and real estate taxes in 2008. CAM expense reimbursements in the Core Portfolio increased $0.7 as a result of the negative impact of the 2006 year end CAM reconciliation billings and related adjustments completed during the first quarter of 2007. Real estate tax reimbursements increased $0.2 million, primarily as a result of the 2007 Core Acquisitions. The increase in expense reimbursements in the Opportunity Funds relates primarily to higher real estate tax expense in 2008.
Management fee income increased primarily as a result of fees earned from the investment in City Point. This increase was offset by lower fees earned in connection with the Klaff management contracts following the disposition of certain assets in 2007.
The decrease in other income was primarily attributable to additional income related to termination of interest rate swap agreements in 2007.

Operating Expenses	2008			2007
	Core	Opportunity		Core	Opportunity
(dollars in millions)	Portfolio	Funds	Other (1)	Portfolio	Funds	Other (1)
Property Operating	$2.6	$1.6	$(0.1)	$2.7	$0.9	$—
Real Estate Taxes	2.1	0.5	—	1.8	0.2	—
General and administrative	6.7	4.7	(5.0)	5.6	1.2	(1.4)
Depreciation and amortization	3.8	2.7	—	3.3	2.3	—

Total operating expenses	$15.2	$9.5	$(5.1)	$13.4	$4.6	$(1.4)

Note:

(1)	Includes amounts eliminated in consolidation which are adjusted in Minority Interest. Reference is made to Note 13 to the Notes to Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q for an overview of the Company’s three reportable segments.
The increase in property operating expenses in the Opportunity Funds was primarily the result of the 2007/2008 Fund Acquisitions.

The increase in real estate taxes in the Core Portfolio was due to the 2007 Core Acquisitions as well as general increases in real estate taxes experienced across the core portfolio. The increase in real estate taxes in the Opportunity Funds was attributable to the 2007/2008 Fund Acquisitions and an adjustment of prior year over estimation of taxes of $0.2 million recorded in 2007.
The increase in general and administrative expense in the Core Portfolio was primarily attributable to increased compensation expense of $0.9 million for additional personnel hired in the second half of 2007 and in 2008 as well as increases in existing employee salaries. In addition, there was an increase of $0.7 million for other overhead expenses following the expansion of our infrastructure related to increased activity in Opportunity Fund assets and asset management services. These factors were partially offset by an increase in capitalized construction salaries due to increased redevelopment activities in 2008. The increase in general and administrative expense in the Opportunity Funds primarily related to the Fund III asset management fee of $1.9 million, Promote expense of $1.2 million related to Fund I and Mervyns I as well as Fund III abandoned project costs of $0.3 million in 2008. The decrease in general and administrative in Other/Elimination primarily relates to the elimination of the Fund III asset management fee and the elimination of the Fund I and Mervyns I Promote expense for consolidated financial statement purposes in accordance with GAAP.
Depreciation expense in the Core Portfolio increased $0.4 million in 2008. This was principally a result of increased depreciation expense following the 2007 Core Acquisitions. Amortization expense in the Core Portfolio increased $0.1 million due to the amortization of additional tenant installation costs in 2008. Depreciation expense increased $0.4 million in the Opportunity Funds due to the 2007/2008 Fund Acquisitions and 216th Street being placed in service October 1, 2007.

Other	2008			2007
	Core	Opportunity		Core	Opportunity
(dollars in millions)	Portfolio	Funds	Other (1)	Portfolio	Funds	Other (1)
Equity in earnings (losses) of unconsolidated affiliates	$—	$13.2	$—	$0.2	$(0.1)	$—
Interest Expense	(4.3)	(1.8)	—	(4.5)	(1.2)	0.1
Minority Interest	0.1	(6.7)	1.4	0.3	1.3	0.7
Income Taxes	1.9	—	—	—	—	—
Income from discontinued operations	—	—	1.3	—	—	1.0
Extraordinary item	—	—	—	—	—	2.9

Note:

(1)	Includes amounts eliminated in consolidation which are adjusted in Minority Interest. Reference is made to Note 13 to the Notes to Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q for an overview of the Company’s three reportable segments.
Equity in earnings (losses) of unconsolidated affiliates in the Opportunity Funds increased as a result of our pro rata share of gains from the sale of Mervyns locations in 2008.
Interest expense in the Core Portfolio decreased $0.2 million in 2008. This was the result of a $0.1 million decrease attributable to lower average interest rates on the portfolio mortgage debt in 2008 and $0.4 million of costs associated with a loan payoff in 2007. These decreases were offset by a $0.3 million increase resulting from higher average outstanding borrowings in 2008. Interest expense in the Opportunity Fund increased $0.6 million in 2008. This was attributable to an increase of $1.0 million due to higher average outstanding borrowings in 2008 offset by a $0.4 million decrease related to lower average interest rates on the portfolio mortgage debt in 2008.
The minority interest in the Opportunity Funds primarily represents the minority partners’ share of all Opportunity Fund activity and ranges from a 77.8% interest in Opportunity Fund I to an 80.1% interest in Opportunity Fund III. The variance between 2008 and 2007 represents the minority partners’ share of all the Opportunity Funds variances discussed above. The minority interest in other/Elimination relates to the minority partners’ share of capitalized construction, leasing and legal fees.
The variance in income tax expense in the Core Portfolio primarily relates to income taxes at the taxable REIT subsidiary (“TRS”) level for our share of gains from the sale of Mervyns locations in 2008.
Income from discontinued operations represents activity related to properties held for sale in 2008 and properties sold in 2007.
The extraordinary item in 2007 in the Opportunity Funds relates to our share of the extraordinary gain, net of income taxes and minority interest, from our Albertson’s investment.

Funds from Operations
Consistent with the National Association of Real Estate Investment Trusts (“NAREIT”) definition, we define funds from operations (“FFO”) as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of depreciated property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.
In addition to presenting FFO in accordance with the NAREIT definition, we also disclose FFO for the three months ended March 31, 2007 as adjusted to include the extraordinary gain from our RCP investment in Albertson’s. This gain was a result of distributions we received in excess of our invested capital of which the Operating Partnership’s share, net of minority interests and income taxes, amounted to $2.9 million. This gain was characterized as extraordinary in our GAAP financial statements as a result of the nature of the income passed through from Albertson’s. As previously discussed under “Overview” in Item 2 in this Form 10-Q, we believe that income or gains derived from our RCP Venture investments, including our investment in Albertson’s, are private-equity investments and, as such, should be treated as operating income and therefore FFO. The character of this income in our underlying accounting does not impact this conclusion. Accordingly, we believe that this supplemental adjustment to FFO provides useful information to investors because we believe it more appropriately reflects the results of our operations.
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
The reconciliation of net income to FFO for the three months ended March 31, 2008 and 2007 is as follows:

	Three months ended
	March 31,
(dollars in millions)	2008	2007
Net income	$8.7	$6.7
Depreciation of real estate and amortization of leasing costs (net of minority interests’ share)
Consolidated affiliates	3.6	4.8
Unconsolidated affiliates	0.5	0.5
Income attributable to Minority interest in Operating Partnership (1)	0.1	0.1
Extraordinary item (net of minority interests’ share and income taxes)	—	(2.9)

Funds from operations	12.9	9.2

Extraordinary item, net (2)	—	2.9

Funds from operations, adjusted for extraordinary item	$12.9	$12.1

Cash flows (used in) provided by:
Operating activities	$(5.3)	$55.5

Investing activities	$(157.3)	$(45.3)

Financing activities	$135.1	$(38.1)

Notes:

(1)	Does not include distributions paid to Series A and B Preferred OP Unit holders.

(2)	The extraordinary item represents the Company’s share of extraordinary gain related to its investment in Albertson’s which is discussed in Funds from Operations above.

USES OF LIQUIDITY
Our principal uses of liquidity are expected to be for (i) distributions to our shareholders and OP unit holders, (ii) investments which include the funding of our joint venture commitments, property acquisitions and redevelopment/re-tenanting activities within our existing portfolio and (iii) debt service and loan repayments.
Distributions
In order to qualify as a REIT for Federal income tax purposes, we must currently distribute at least 90% of our taxable income to our shareholders. For the three months ended March 31, 2008, we paid dividends and distributions on our Common Shares and Common OP Units totaling $14.1 million.
Investments
Fund I and Mervyns I
Reference is made to Note 1 and Note 7 to the Notes to Consolidated Financial Statements in Part 1, Item 1 in this Form 10-Q for an overview of Fund I and Mervyns I. Fund I has returned all invested capital and accumulated preferred return thus triggering our Promote in all future Fund I earnings and distributions. Fund I currently owns, or has ownership interest in, 28 assets comprising approximately 1.5 million square feet as follows:

Shopping Center	Location	Year acquired	GLA
New York Region
New York
Tarrytown Shopping Center	Westchester	2004	35,291
Mid-Atlantic Region

Virginia
Haygood Shopping Center (1)	Virginia Beach	2004	178,497
Midwest Region

Ohio
Granville Centre	Columbus	2002	134,997
Michigan
Sterling Heights Shopping Center	Detroit	2004	154,835

Various Regions
Kroger/Safeway Portfolio	Various	2003	987,100

Total			1,490,720

Note:

(1)	Property sold during April 2008.
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
To date, Fund II has invested in nine New York Urban Infill Redevelopment construction projects, eight of which are in conjunction with P/A, as follows:

(dollars in millions)				Redevelopment
		Year	Purchase	Anticipated	Estimated	Square feet upon
Property	Location	acquired	price	additional costs	completion	completion
Liberty Avenue (1) (2)	Queens	2005	$14.5	$—	Completed	125,000
216th Street (3)	Manhattan	2005	27.5	—	Completed	60,000
Pelham Manor (1)	Westchester	2004	—	47.5	2nd half 2008	320,000
161st Street	Bronx	2005	49.0	16.0	2nd half 2008	232,000
Fordham Place	Bronx	2004	30.0	95.0	1st half 2009	285,000
Canarsie Plaza	Brooklyn	2007	21.0	49.0	2nd half 2009	323,000
Sherman Plaza	Manhattan	2005	25.0	30.0	2nd half 2009	175,000
CityPoint (1)	Brooklyn	2007	29.0	296.0	(4)	600,000
Atlantic Avenue (5)	Brooklyn	2007	5.0	18.0	2nd half 2009	110,000

Total			$201.0	$551.5		2,230,000

Notes:

(1)	Fund II acquired a ground lease interest at this property.

(2)	Liberty Avenue redevelopment is complete. The purchase price includes redevelopment costs of $14.5 million.

(3)	216th Street redevelopment is complete. The purchase price includes redevelopment costs of $20.5 million.

(4)	To be determined

(5)	P/A is not a partner in this project.
Acadia Strategic Opportunity Fund III, LLC (“Fund III”)
Reference is made to Note 1 in the Notes to Consolidated Financial Statements in Part 1, Item 1 in this Form 10-Q for an overview of Fund III. With $503 million of committed discretionary capital, Fund III expects to be able to acquire or develop approximately $1.5 billion of real estate assets on a leveraged basis. As of March 31, 2008, $96.5 million has been invested in Fund III, of which $19.2 million was contributed by the Operating Partnership.
Fund III has invested in the New York Urban/Infill Redevelopment initiative (Brooklyn) and another investment as follows:

				Redevelopment (dollars in millions)
				Anticipated		Square
		Year	Purchase	additional	Estimated	feet upon
Property	Location	acquired	price	costs	completion	completion
Sheepshead Bay	Brooklyn, NY	2007	$20.0	$89.0	(1)	240,000
Main Street	Westport, CT	2007	17.0	6.0	(1)	30,000

Total			$37.0	$95.0		270,000

Note:

(1)	To be determined.
During February 2008, Acadia, through Fund III, and in conjunction with an unaffiliated partner, Storage Post (“Storage Post”), acquired a portfolio of eleven self-storage properties from Storage Post’s existing institutional investors for approximately $174.0 million. The portfolio totals approximately 920,000 net rentable square feet, of which ten properties are operating at various stages of stabilization. The remaining property is currently under construction. The properties are located throughout New York and New Jersey. The portfolio continues to be operated by Storage Post, which is an equity partner.

Other Investments
During April 2008, the Company acquired a single-tenant retail property located in midtown Manhattan for $9.2 million. The 20,000 square foot property is located on 17th Street near 5th Avenue. This addition to Acadia’s core portfolio successfully completed a tax deferred exchange in connection with the fourth quarter 2007 sale of a residential complex located in Columbia, Missouri.
Share Repurchase
We have an existing share repurchase program that authorizes management, at its discretion, to repurchase up to $20.0 million of our outstanding Common Shares. The program may be discontinued or extended at any time and there is no assurance that we will purchase the full amount authorized. The repurchase of our Common Shares was not a use of our liquidity during 2007. There were no Common Shares repurchased by us during the three months ended March 31, 2008.
SOURCES OF LIQUIDITY
We intend on using Fund II and Fund III, as well as new funds that we may establish in the future, as the primary vehicles for our future acquisitions, including investments in the RCP Venture and New York Urban/Infill Redevelopment initiative. Additional sources of capital for funding property acquisitions, redevelopment, expansion and re-tenanting and RCP Venture investments are expected to be obtained primarily from (i) the issuance of public equity or debt instruments, (ii) cash on hand, (iii) additional debt financings, (iv) unrelated member capital contributions and (v) future sales of existing properties. As of March 31, 2008, we had approximately $160.4 million of additional capacity under existing debt facilities and cash and cash equivalents on hand of $95.9 million.
Financing and Debt
At March 31, 2008, mortgage and convertible notes payable aggregated $665.1 million, net of unamortized premium of $0.9 million, and were collateralized by 59 properties and related tenant leases. Interest rates on our outstanding mortgage indebtedness and convertible notes payable ranged from 3.75% to 8.5% with maturities that ranged from October 2008 to November 2032. Taking into consideration $34.0 million of notional principal under variable to fixed-rate swap agreements currently in effect, $493.3 million of the portfolio, or 74.2%, was fixed at a 4.87% weighted average interest rate and $171.8 million, or 25.8% was floating at a 4.18% weighted average interest rate. There is $21.7 million and $164.4 million of debt scheduled to mature in 2008 and 2009, respectively, at weighted average interest rates of 5.69% for 2008 and 4.49% for 2009. As we may not have sufficient cash on hand to repay such indebtedness, we may have to refinance this indebtedness or select other alternatives based on market conditions at that time.
The following summarizes our financing and refinancing transactions since December 31, 2007:
During the first three months of 2008, the Company borrowed $30.1 million on three existing construction loans.
During February 2008, in conjunction with the purchase of a portfolio of properties, the Company assumed loans of $34.9 million, which bears interest at a fixed rate of 5.9% and matures on June 11, 2009, and $5.0 million, which bears interest at a fixed rate of 5.4% and matures on December 1, 2009.
During the first quarter of 2008, the Company closed on a $41.5 million loan, which bears interest at a fixed rate of 5.3% and matures on March 16, 2011.
During the first quarter of 2008, the Company borrowed and repaid $14.2 million on an existing credit facility.
During the first quarter of 2008, the Company borrowed $83.0 million on an existing credit facility. $41.0 million of this was repaid during the first quarter.

The following table summarizes our mortgage indebtedness as of March 31, 2008 and December 31, 2007:

	March 31,	December 31,	Interest Rate		Properties	Payment
(dollars in millions)	2008	2007	at March 31, 2008	Maturity	Encumbered	Terms
Mortgage notes payable — variable-rate
Bank of America, N.A.	$9.7	$9.8	4.10% (LIBOR +1.40%)	6/29/2012	(1)	(30)
RBS Greenwich Capital	30.0	30.0	4.10% (LIBOR +1.40%)	4/1/2009	(2)	(31)
PNC Bank, National Association	10.1	10.0	4.35% (LIBOR +1.65%)	5/18/2009	(4)	(40)
Bank One, N.A.	2.8	2.8	4.70% (LIBOR +2.00%)	10/5/2008	(5)	(39)
Bank of America, N.A.	15.7	15.8	4.00% (LIBOR +1.30%)	12/1/2011	(7)	(30)
Bank of America, N.A.	—	—	4.05% (LIBOR +1.35%)	12/1/2010	(8)	(32)
Anglo Irish Bank Corporation	9.8	9.8	4.35% (LIBOR +1.65%)	10/30/2010	(11)	(31)
Eurohypo AG	51.2	37.2	4.45% (LIBOR +1.75%)	10/4/2009	(6)	(40)
Bank of America, N.A./ Bank of New York	34.5	34.5	3.45% (LIBOR +0.75%)	3/1/2009	(9)	(31)
Bank of America, N.A	42.0	—	2.80% (Commercial Paper +.5%)	10/9/2011	(10)	(31)

Interest rate swaps (43)	(34.0)	(34.3)

Total variable-rate debt	171.8	115.6

Mortgage notes payable — fixed-rate
RBS Greenwich Capital	14.7	14.8	5.64%	9/6/2014	(14)	(30)
RBS Greenwich Capital	17.6	17.6	4.98%	9/6/2015	(15)	(33)
RBS Greenwich Capital	12.5	12.5	5.12%	11/6/2015	(16)	(34)
Bear Stearns Commercial	34.6	34.6	5.53%	1/1/2016	(17)	(35)
Bear Stearns Commercial	20.5	20.5	5.44%	3/1/2016	(18)	(31)
LaSalle Bank, N.A.	3.7	3.7	8.50%	4/11/2028	(19)	(30)
GMAC Commercial	8.4	8.5	6.40%	11/1/2032	(20)	(30)
Column Financial, Inc.	9.8	9.8	5.45%	6/11/2013	(21)	(30)
Merrill Lynch Mortgage Lending, Inc.	23.5	23.5	6.06%	8/29/2016	(22)	(36)
Bank of China	19.0	19.0	5.83%	9/1/2008	(23)	(31)
Cortlandt Deposit Corp	2.5	4.9	6.62%	2/1/2009	(24)	(39)
Cortlandt Deposit Corp	2.3	4.9	6.51%	1/15/2009	(25)	(39)
Bank of America N.A.	25.5	25.5	5.80%	10/1/2017	(3)	(31)
Bear Stearns Commercial	26.3	26.3	5.88%	8/1/2017	(12)	(37)
Wachovia	26.0	26.0	5.42%	2/11/2017	(13)	(31)
Bear Stearns Commercial	16.1	—	7.18%	1/1/2020	(29)	(40)
GEMSA Loan Services, L.P.	5.0	—	5.37%	12/1/2009	(26)	(30)
Wachovia	34.8	—	5.86%	6/11/2009	(27)	(30)
GEMSA Loan Services, L.P.	41.5	—	5.30%	3/16/2011	(28)	(31)
Interest rate swaps (43)	34.0	34.3	5.86%	(41)

Total fixed-rate debt	378.3	286.4

Total fixed and variable debt	550.1	402.0

Valuation of debt at date of acquisition, net of amortization (42)	0.9	0.9

Total	$551.0	$402.9

Notes:

(1)	Village Commons Shopping Center

(2)	161st Street

(3)	216th Street

(4)	Liberty Avenue

(5)	Granville Center

(6)	Fordham Place

(7)	Branch Shopping Center

(8)	Marketplace of Absecon

Bloomfield Town Square

Hobson West Plaza

Village Apartments

Town Line Plaza

Methuen Shopping Center

Abington Towne Center

(9)	Acadia Strategic Opportunity Fund II, LLC

(10)	Acadia Strategic Opportunity Fund III, LLC

(11)	Tarrytown Center

(12)	Merrillville Plaza

(13)	239 Greenwich Avenue

(14)	New Loudon Center

(15)	Crescent Plaza

(16)	Pacesetter Park Shopping Center

(17)	Elmwood Park Shopping Center

(18)	Gateway Shopping Center

(19)	Clark-Diversey

(20)	Boonton Shopping Center

(21)	Chestnut Hill

(22)	Walnut Hill

(23)	Sherman Avenue

(24)	Kroger Portfolio

(25)	Safeway Portfolio

(26)	Acadia Suffern

(27)	Acadia Storage Company, LLC

(28)	Acadia Storage Post Portfolio CO, LLC

(29)	Pelham Manor

(30)	Monthly principal and interest.

(31)	Interest only monthly.

(32)	Annual principal and monthly interest.

(33)	Interest only monthly until 9/10; monthly principal and interest thereafter.

(34)	Interest only monthly until 12/08; monthly principal and interest thereafter.

(35)	Interest only monthly until 1/10; monthly principal and interest thereafter.

(36)	Interest only monthly until 10/11; monthly principal and interest thereafter.

(37)	Interest only monthly until 712 monthly principal and interest thereafter.

(38)	Interest only monthly until 11/12 monthly principal and interest thereafter.

(39)	Annual principal and semi-annual interest payments.

(40)	Interest only upon draw down on construction loan.

(41)	Maturing between 1/1/10 and 3/1/12.

(42)	In connection with the assumption of debt in accordance with the requirements so SFAS no. 141, the Company has recorded valuation premium which is being amortized to interest expense over the remaining terms of the underlying mortgage loans.

(43)	Represents the amount of the Company’s variable-rate debt that has been fixed through certain cash flow hedge transactions (Note 8).

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS
At March 31, 2008, maturities on our mortgage notes ranged from September 2008 to November 2032. In addition, we have non-cancelable ground leases at seven of our shopping centers. We also lease space for our White Plains corporate office for a term expiring in 2015. The following table summarizes our debt maturities and obligations under non-cancelable operating leases as of March 31, 2008:

	Payments due by period
		Less than	1 to 3	3 to 5	More than
(dollars in millions)	Total	1 year	years	years	5 years
Contractual obligation
Future debt maturities	$665.1	$23.2	$182.5	$226.6	$232.8
Interest obligations on debt	163.4	24.1	50.5	34.7	54.1
Operating lease obligations	125.8	3.0	10.2	11.2	101.4

Total	$954.3	$50.3	$243.2	$272.5	$388.3

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
Reference is made to Note 7 in the Notes to Consolidated Financial Statements in Part 1, Item 1 in this Form 10-Q for a discussion of our unconsolidated investments. Our pro rata share of unconsolidated debt related to these investments is as follows:
(dollars in millions)

	Pro rata share of	Interest rate at
Investment	mortgage debt	March 31, 2008	Maturity date
Crossroads	$31.3	5.37%	December 2014
Brandywine	36.9	5.99%	July 2016
CityPoint	1.7	3.91%	June 2008
Fund I investments	3.2	4.31%	August 2010

Total	$73.1

In addition, we have arranged for the provision of eight separate letters of credit in connection with certain leases and investments. As of March 31, 2008, there were no outstanding balances under any of these letters of credit. If these letters of credit were fully drawn, the combined maximum amount of exposure would be $13.9 million.
HISTORICAL CASH FLOW
The following table compares the historical cash flow for the three months ended March 31, 2008 (“2008”) with the cash flow for the three months ended March 31, 2007 (“2007”)

	Three months ended March 31,
(dollars in millions)	2008	2007	Change
Net cash (used in) provided by operating activities	$(5.3)	$55.5	$(60.8)
Net cash used in investing activities	(157.3)	(45.3)	(112.0)
Net cash provided by (used in) financing activities	135.1	(38.1)	173.2

Total	$(27.5)	$(27.9)	$0.4

A discussion of the significant changes in cash flow for 2008 versus 2007 are as follows:
The variance in net cash provided by operating activities resulted from a decrease of $22.1 million in operating income before non-cash expenses in 2008, which was primarily due to the decrease of $23.4 million in distributions (primarily Albertson’s) of operating income from unconsolidated affiliates. In addition, a net decrease in cash of $38.7 million resulted from changes in operating assets and liabilities, primarily other assets, reflecting additional investments in 2008 as well as the repayment of notes from our tax deferred exchange transactions in 2007.

The increase in net cash used in investing activities resulted from $87.6 million of additional expenditures for real estate, development and tenant installations in 2008, $20.8 million of additional return of capital from unconsolidated affiliates (primarily Albertson’s) in 2007, and $5.6 million of additional collections of notes receivable in 2007. These net increases were offset by $1.4 million of additional notes receivable originated in 2007.
The increase in net cash provided by financing activities resulted from an additional $136.0 million of borrowings in 2008, an additional $43.8 million of contributions from partners and members and minority interests in partially-owned affiliates in 2008 and a decrease of $34.9 million of distributions to partners and members in 2008. These increases were offset by an additional $18.0 million used for the repayment of debt in 2008, $15.0 million of additional cash received from the issuance of convertible debt in 2007 and an increase of $7.6 million of dividends paid to common shareholders in 2008.
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
Currently, we manage our exposure to fluctuations in interest rates primarily through the use of fixed-rate debt and interest rate swap agreements. As of March 31, 2008, we had total mortgage debt and convertible notes payable of $665.1 million, net of unamortized premium of $0.9 million, of which $493.3 million or 74%, was fixed-rate, inclusive of interest rate swaps, and $171.8 million, or 26%, was variable-rate based upon LIBOR plus certain spreads. As of March 31, 2008, we were a party to four interest rate swap transactions and one interest rate cap transaction to hedge our exposure to changes in interest rates with respect to $34.3 million and $30.0 million of LIBOR-based variable-rate debt, respectively.
Of our total consolidated and pro-rata share of unconsolidated outstanding debt, $23.4 million and $164.4 million will become due in 2008 and 2009, respectively. As we intend on refinancing some or all of such debt at the then-existing market interest rates which may be greater than the current interest rate, our interest expense would increase by approximately $1.9 million annually if the interest rate on the refinanced debt increased by 100 basis points. Interest expense on our variable-debt, net of variable to fixed-rate swap agreements currently in effect, as of March 31, 2008 would increase by $1.7 million annually if LIBOR increased by 100 basis points. We may seek additional variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, we would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.
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

Part II. Other Information
Item 1. Legal Proceedings.
There have been no material legal proceedings beyond those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.
Item 1A. Risk Factors.
There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None
Item 3. Defaults upon Senior Securities.
None
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
None
Item 6. Exhibits.
The information under the heading “Exhibit Index” below is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ACADIA REALTY TRUST

May 8, 2008	/s/ Kenneth F. Bernstein

Kenneth F. Bernstein
President and Chief Executive Officer
(Principal Executive Officer)

May 8, 2008	/s/ Michael Nelsen

Michael Nelsen
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

.
Exhibit Index

Exhibit No.	Description
3.1	Declaration of Trust of the Company, as amended (1)

3.2	Fourth Amendment to Declaration of Trust (2)

3.3	Amended and Restated By-Laws of the Company (3)

4.1	Voting Trust Agreement between the Company and Yale University dated February 27, 2002 (4)

10.76	Real Estate Purchase and Sale Agreement between Suffern Self Storage, L.L.C., Jersey City Self Storage, L.L.C., Linden Self Storage, L.L.C., Webster Self Storage, L.L.C., Bronx Self Storage, L.L.C., American Storage Properties North LLC, and The Storage Company LLC (collectively, as Seller) and Acadia Storage Post LLC, a Delaware limited liability company, as Buyer, for ten Properties and Storage Facilities located thereon (8)

10.77	Real Estate Purchase and Sale Agreement between American Storage Properties North LLC , as Seller and Acadia Storage Post Metropolitan Avenue LLC, as Buyer for 4805 Metropolitan Avenue, Unit 2, Maspeth, Queens, New York (8)

10.78	First Amendment to Real Estate Purchase and Sale Agreement between Suffern Self Storage, L.L.C., Jersey City Self Storage, L.L.C., Linden Self Storage, L.L.C., Webster Self Storage, L.L.C., Bronx Self Storage, L.L.C., American Storage Properties North LLC, and The Storage Company LLC (collectively, “Seller”) and Acadia Storage Post LLC (“Buyer”) (8)

31.1	Certification of Chief Executive Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (8)

31.2	Certification of Chief Financial Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (8)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (8)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (8)

99.1	Amended and Restated Agreement of Limited Partnership of the Operating Partnership (5)

99.2	First and Second Amendments to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership (5)

99.3	Third Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership (6)

99.4	Fourth Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership (6)

99.5	Certificate of Designation of Series A Preferred Operating Partnership Units of Limited Partnership Interest of Acadia Realty Limited Partnership (7)

99.6	Certificate of Designation of Series B Preferred Operating Partnership Units of Limited Partnership Interest of Acadia Realty Limited Partnership (6)

Notes:

(1)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal Year ended December 31, 1994

(2)	Incorporated by reference to the copy thereof filed as an Exhibit to Company’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 1998

(3)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2005.

(4)	Incorporated by reference to the copy thereof filed as an Exhibit to Yale University’s Schedule 13D filed on September 25, 2002

(5)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Registration Statement on Form S-3 filed on March 3, 2000

(6)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2003

(7)	Incorporated by reference to the copy thereof filed as an Exhibit to Company’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 1997

(8)	Filed herewith.