Form 10-Q
period 2008-06-30
ACADIA REALTY TRUST
filed 2008-08-07
CIK 899629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑
As of August 7, 2008 there were 32,350,807 common shares of beneficial interest, par value $.001 per share, outstanding.

ACADIA REALTY TRUST AND SUBSIDIARIES
FORM 10-Q

Part I. Financial Information
Item 1. Financial Statements.
ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(dollars in thousands)	2008	2007
	(unaudited)
ASSETS
Real estate
Land	$282,674	$231,502
Buildings and improvements	639,700	485,177
Construction in progress	99,483	77,608

	1,021,857	794,287
Less: accumulated depreciation	131,325	122,044

Net real estate	890,532	672,243
Cash and cash equivalents	30,278	123,343
Cash in escrow	31,718	6,637
Investments in and advances to unconsolidated affiliates	60,809	44,654
Preferred equity investment	40,000	—
Rents receivable, net	11,514	11,935
Notes receivable	60,541	57,662
Lease termination fee receivable	24,500	—
Prepaid expenses and other assets, net	32,429	16,510
Deferred charges, net	22,492	18,879
Acquired lease intangibles, net	14,622	16,103
Assets of discontinued operations	14,669	31,046

	$1,234,104	$999,012

LIABILITIES AND SHAREHOLDERS’ EQUITY
Mortgage notes payable	$563,836	$402,903
Convertible notes payable	115,000	115,000
Acquired lease and other intangibles, net	5,166	5,651
Accounts payable and accrued expenses	15,979	14,833
Dividends and distributions payable	7,049	14,420
Distributions in excess of income from and investments in unconsolidated affiliates	20,145	20,007
Other liabilities	15,383	13,564
Liabilities of discontinued operations	1,726	787

Total liabilities	744,284	587,165

Minority interest in operating partnership	6,195	4,595
Minority interests in partially-owned affiliates	229,383	166,516

Total minority interests	235,578	171,111

Shareholders’ equity
Common shares	32	32
Additional paid-in capital	228,434	227,890
Accumulated other comprehensive loss	(925)	(953)
Retained earnings	26,701	13,767

Total shareholders’ equity	254,242	240,736

	$1,234,104	$999,012

See accompanying notes

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands, except per share amounts)	2008	2007	2008	2007

Revenues
Minimum rents	$20,658	$15,546	$38,254	$30,977
Percentage rents	21	108	182	204
Expense reimbursements	3,134	2,420	7,136	5,309
Lease termination income	24,500	—	24,500	—
Other property income	167	117	455	406
Management fee income	397	737	2,426	1,812
Interest income	1,881	2,222	4,677	5,076

Total revenues	50,758	21,150	77,630	43,784

Operating Expenses
Property operating	5,001	2,361	9,134	5,907
Real estate taxes	2,927	2,141	5,471	4,123
General and administrative	6,344	5,542	12,733	10,990
Depreciation and amortization	7,386	5,971	13,904	11,605

Total operating expenses	21,658	16,015	41,242	32,625

Operating income	29,100	5,135	36,388	11,159
Gain on sale of land	763	—	763	—
Equity in earnings of unconsolidated affiliates	4,469	3,583	17,704	3,713
Interest expense	(6,804)	(5,385)	(12,892)	(10,992)
Minority interest	(17,150)	(580)	(22,335)	1,729

Income from continuing operations before income taxes	10,378	2,753	19,628	5,609
Income tax provision	(343)	(391)	(2,200)	(435)

Income from continuing operations	10,035	2,362	17,428	5,174

Discontinued Operations
Operating income from discontinued operations	851	685	2,228	1,730
Gain on sale of property	7,182	—	7,182	—
Minority interest	(157)	(13)	(184)	(34)

Income from discontinued operations	7,876	672	9,226	1,696

Income before extraordinary item	17,911	3,034	26,654	6,870

Extraordinary item
Share of extraordinary gain from investment in unconsolidated affiliate	—	—	—	23,690
Minority interest	—	—	—	(18,959)
Income tax provision	—	—	—	(1,848)

Extraordinary gain	—	—	—	2,883

Net income	$17,911	$3,034	$26,654	$9,753

Basic Earnings per Share
Income from continuing operations	$0.31	$0.07	$0.54	$0.16
Income from discontinued operations	0.24	0.02	0.28	0.05
Income from extraordinary item	—	—	—	0.09

Basic earnings per share	$0.55	$0.09	$0.82	$0.30

Diluted Earnings per Share
Income from continuing operations	$0.30	$0.07	$0.53	$0.16
Income from discontinued operations	0.24	0.02	0.28	0.05
Income from extraordinary item	—	—	—	0.09

Diluted earnings per share	$0.54	$0.09	$0.81	$0.30

See accompanying notes

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(unaudited)

	June 30,	June 30,
(dollars in thousands)	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26,654	$9,753
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation and amortization	14,096	13,410
Gain on sale of property	(7,945)	—
Minority interests	22,519	17,264
Amortization of lease intangibles	346	460
Amortization of mortgage note premium	(40)	(56)
Lease termination receivable	(24,500)	—
Share compensation expense	1,737	1,635
Equity in earnings of unconsolidated affiliates	(17,704)	(27,403)
Distributions of operating income from unconsolidated affiliates	4,071	26,727
Amortization of derivative settlement included in interest expense	—	202
Changes in assets and liabilities
Funding of escrows, net	(25,081)	20,856
Rents receivable	1,294	3,713
Prepaid expenses and other assets, net	(16,875)	4,482
Accounts payable and accrued expenses	2,163	(4,957)
Other liabilities	3,173	3,151

Net cash (used in) provided by operating activities	(16,092)	69,237

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate and improvements	(188,933)	(89,112)
Deferred acquisition and leasing costs	(3,345)	(812)
Investments in and advances to unconsolidated affiliates	(4,669)	(30,019)
Return of capital from unconsolidated affiliates	2,443	22,275
Collections on notes receivable	389	10,321
Advances on notes receivable	(3,130)	—
Preferred equity investment	(40,000)	—
Proceeds from sale of property	23,627	—

Net cash used in investing activities	(213,618)	(87,347)

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(unaudited)

	June 30,	June 30,
(dollars in thousands)	2008	2007
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on mortgage notes	$(61,035)	$(43,047)
Proceeds received on mortgage notes	182,041	45,969
Proceeds received on convertible notes	—	15,000
Payment of deferred financing and other costs	(2,591)	(943)
Capital contributions from partners and members and from minority interests in partially-owned affiliates	46,014	35,902
Distributions to partners and members and to minority interests in partially-owned affiliates	(5,199)	(39,665)
Dividends paid to Common Shareholders	(20,972)	(13,046)
Distributions to minority interests in Operating Partnership	(465)	(270)
Distributions on preferred Operating Partnership Units to minority interests	(16)	(13)
Repurchase and cancellation of shares	(2,100)	(1,094)
Common Shares issued under Employee Share Purchase Plan	154	379
Exercise of options to purchase Common Shares	814	126

Net cash provided by (used in) financing activities	136,645	(702)

Decrease in cash and cash equivalents	(93,065)	(18,812)
Cash and cash equivalents, beginning of period	123,343	139,571

Cash and cash equivalents, end of period	$30,278	$120,759

Supplemental disclosure of cash flow information
Cash paid during the period for interest, including capitalized interest of $10 and $25, respectively	$13,101	$11,480

Cash paid for income taxes	$2,454	$262

Supplemental disclosure of non-cash investing and financing activities
Acquisition of real estate through assumption of debt	$39,967	$—

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
All of the Company’s assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership (the “Operating Partnership”) and entities in which the Operating Partnership owns a controlling interest. As of June 30, 2008, the Trust controlled 98% of the Operating Partnership as the sole general partner. As the general partner, the Trust is entitled to share, in proportion to its percentage interest, in the cash distributions and profits and losses of the Operating Partnership. The limited partners represent entities or individuals who contributed their interests in certain properties or entities to the Operating Partnership in exchange for common or preferred units of limited partnership interest (“Common or Preferred OP Units”). Limited partners holding Common OP Units are generally entitled to exchange their units on a one-for-one basis for common shares of beneficial interest of the Trust (“Common Shares”). This structure is commonly referred to as an umbrella partnership REIT or “UPREIT”.
During 2001, the Company formed a partnership, Acadia Strategic Opportunity Fund I, LP (“Fund I”), and in 2004 formed a limited liability company, Acadia Mervyn Investors I, LLC (“Mervyns I”), with four institutional investors. The Operating Partnership committed a total of $20.0 million to Fund I and Mervyns I, and the four institutional shareholders committed $70.0 million, for the purpose of acquiring a total of approximately $300.0 million in investments. As of June 30, 2008, the Operating Partnership had contributed $16.5 million to Fund I and $2.7 million to Mervyns I.
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
During June of 2004, the Company formed Acadia Strategic Opportunity Fund II, LLC (“Fund II”), and during August 2004 formed Acadia Mervyn Investors II, LLC (“Mervyns II”), with the investors from Fund I as well as two additional institutional investors. With $300.0 million of committed discretionary capital, Fund II and Mervyns II combined expect to be able to acquire or develop up to $900.0 million of investments on a leveraged basis. The Operating Partnership’s share of committed capital is $60.0 million. The Operating Partnership is the managing member with a 20% interest in both Fund II and Mervyns II. The terms and structure of Fund II and Mervyns II are substantially the same as Fund I and Mervyns I, including the Promote structure, with the exception that the Preferred Return is 8%. As of June 30, 2008, the Operating Partnership had contributed $30.8 million to Fund II and $7.6 million to Mervyns II.
During May of 2007, the Company formed Acadia Strategic Opportunity Fund III LLC (“Fund III”) with 14 institutional investors, including a majority of the investors from Fund I and Fund II. With $503 million of committed discretionary capital, Fund III expects to be able to acquire or develop approximately $1.5 billion of assets on a leveraged basis. The Operating Partnership’s share of the committed capital is $100.0 million and it is the managing member with a 19.9% interest in Fund III. The terms and structure of Fund III are substantially the same as the previous Funds, including the Promote structure, with the exception that the Preferred Return is 6%. As of June 30, 2008, the Operating Partnership had contributed $19.2 million to Fund III.
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

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. BASIS OF PRESENTATION, (continued)
Although the Company accounts for its investment in Albertson’s, which it has made through the Retailer Controlled Property Venture (“RCP Venture”) (Note 7), using the equity method of accounting, the Company adopted the policy of not recording its equity in earnings or losses of the unconsolidated affiliate until the Company receives the audited financial statements of Albertson’s to support the equity earnings or losses in accordance with paragraph 19 of Accounting Principles Board (“APB”) 18 “Equity Method of Accounting for Investments in Common Stock”.
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates. Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
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
During May 2008, the FASB issued a FASB Staff Position 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP 14-1”). FSP 14-1 requires the proceeds from the issuance of convertible debt be allocated between a debt component and an equity component. The debt component will be measured based on the fair value of similar debt without an equity conversion feature, and the equity component will be determined as the residual of the fair value of the debt deducted from the original proceeds received. The resulting discount on the debt component will be amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. FSP 14-1 is effective for fiscal years beginning after December 15, 2008, and is applied retrospectively to all periods presented. Early adoption of FSP 14-1 is not permitted. FSP 14-1 will change the accounting treatment of the Company’s $115.0 million 3.75% Convertible Notes Payable which were issued during December 2006 and January 2007. The Company estimates the adoption of FSP 14-1 beginning in fiscal year 2009 will reduce annual diluted earnings per share by approximately $0.06 per share. Additionally, the Company estimates that the adoption of FSP 14-1 will decrease the Company’s debt balance by approximately $11.3 million, with a corresponding increase to shareholders’ equity.
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
In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133.” SFAS No. 161 amends SFAS No. 133 to provide additional information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. It requires enhanced disclosures about an entity’s derivatives and hedging activities. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The adoption of SFAS No. 161 is not expected to have an impact on the Company’s financial condition or results of operations.

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
The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the periods indicated.

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Numerator:
Income from continuing operations — basic	$10,035	$2,362	$17,428	$5,174
Effect of dilutive securities:
Preferred OP Unit distributions	5	5	10	13

Numerator for diluted earnings per share	$10,040	$2,367	$17,438	$5,187

Denominator:
Weighted average shares for basic earnings per share	32,519	32,339	32,490	32,247
Effect of dilutive securities:
Employee share options	545	581	508	645
Convertible Preferred OP Units	25	13	25	83

Dilutive potential Common Shares	570	594	533	728

Denominator for diluted earnings per share	33,089	32,933	33,023	32,975

Basic earnings per share from continuing operations	$0.31	$0.07	$0.54	$0.16

Diluted earnings per share from continuing operations	$0.30	$0.07	$0.53	$0.16

The weighted average shares used in the computation of basic earnings per share include unvested restricted shares (“Restricted Shares”) and restricted OP units (“LTIP Units”) (Note 14) that are entitled to receive dividend equivalent payments. The effect of the conversion of Common OP Units is not reflected in the above table, as they are exchangeable for Common Shares on a one-for-one basis. The income allocable to such units is allocated on this same basis and reflected as minority interest in the accompanying consolidated financial statements. As such, the assumed conversion of these units would have no net impact on the determination of diluted earnings per share. The conversion of the convertible notes payable (Note 10) is not reflected in the table as such conversion would be anti dilutive. The effect of the assumed conversion of 25,067 Series A Preferred OP Units would be dilutive for the three months and six months ended June 30, 2008 and they are included in the above table. The effect of the assumed conversion of 12,858 and 83,392 Series A and B Preferred OP Units for the three months and six months ended June 30, 2007 would be dilutive and they are included in the table.
4. COMPREHENSIVE INCOME
The following table sets forth comprehensive income for the three and six months ended June 30, 2008 and 2007:

	Three months ended		Six months ended
(dollars in thousands)	June 30,		June 30,
	2008	2007	2008	2007

Net income	$17,911	$3,034	$26,654	$9,753
Other comprehensive income	854	478	28	480

Comprehensive income	$18,765	$3,512	$26,682	$10,233

Other comprehensive income relates to the changes in the fair value of derivative instruments accounted for as cash flow hedges and the amortization, which is included in interest expense, of a derivative instrument.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. COMPREHENSIVE INCOME, continued
The following table sets forth the change in accumulated other comprehensive loss for the six months ended June 30, 2008:
Accumulated other comprehensive loss

(dollars in thousands)
Balance at December 31, 2007	$(953)
Unrealized gain on valuation of derivative instruments and amortization of derivative instrument	28

Balance at June 30, 2008	$(925)

5. SHAREHOLDERS’ EQUITY AND MINORITY INTERESTS
The following table summarizes the change in the shareholders’ equity and minority interests since December 31, 2007:

		Minority interest	Minority interest
	Shareholders’	in Operating	in partially-owned
(dollars in thousands)	Equity	Partnership	affiliates
Balance at December 31, 2007	$240,736	$4,595	$166,516
Dividends and distributions declared of $0.42 per Common Share and Common OP Unit	(13,720)	(363)	—
Net income for the period January 1 through June 30, 2008	26,654	452	22,066
Distributions paid	—	—	(5,199)
Other comprehensive income — Unrealized Gain (loss) on valuation of derivative instruments	28	1	(14)
Common Shares issued under Employee Share Purchase Plan	90	—	—
Minority interest contributions	—	—	46,014
Issuance of Common Shares to Trustees	64	—	—
Employee exercise of options to purchase Common Shares	814	—	—
Employee Restricted Share awards	1,573	—	—
Employee Restricted Shares cancelled	(1,997)	—	—
Employee LTIP Unit awards	—	1,510	—

Balance at June 30, 2008	$254,242	$6,195	$229,383

Minority interest in the Operating Partnership represents (i) the limited partners’ 642,272 Common OP Units at June 30, 2008 and December 31, 2007, (ii) 188 Series A Preferred OP Units at June 30, 2008 and December 31, 2007, with a stated value of $1,000 per unit, which are entitled to a preferred quarterly distribution of the greater of (a) $22.50 (9% annually) per Series A Preferred OP Unit or (b) the quarterly distribution attributable to a Series A Preferred OP Unit if such unit were converted into a Common OP Unit.
For the six months ended June 30, 2008, 83,042 employee Restricted Shares were cancelled to pay the employees’ income taxes due on the value of the portion of the Restricted Shares that vested during the period. During the three and six months ended June 30, 2008, the Company recognized accrued Common Share and Common OP Unit-based compensation totaling $0.9 million and $1.7 million, respectively.
Minority interests in partially owned affiliates include third-party interests in Fund I, II and III, and Mervyns I and II and three other entities.
The following table summarizes the minority interest’s contributions and distributions since December 31, 2007:

(dollars in thousands)	Contributions	Distributions

Partially-owned affiliates	$—	$72
Fund I	—	5,127
Fund II	8,305	—
Fund III	37,709	—

	$46,014	$5,199

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
On April 22, 2008, the Company acquired a 20,000 square foot single tenant retail property located in Manhattan, New York for $9.7 million.
Discontinued Operations
In accordance with SFAS No. 144, which requires discontinued operations presentation for disposals of a “component” of an entity, for all periods presented, the Company reclassified its consolidated statements of income to reflect income and expenses for properties that were sold or became held for sale prior to June 30, 2008, as discontinued operations and reclassified its consolidated balance sheets to reflect assets and liabilities related to such properties as assets and liabilities related to discontinued operations.
The combined assets and liabilities of properties held for sale for the period ended June 30, 2008 and December 31, 2007 and the combined results of operations for the three and six months ended June 30, 2008 and June 30, 2007 are reported separately as discontinued operations. Discontinued operations include Ledgewood Mall located in Ledgewood, New Jersey and a residential complex located in Winston-Salem, North Carolina. The residential complex was sold during April of 2008. Ledgewood Mall was under a firm contract of sale as of June 30, 2008. In addition, 2007 discontinued operations included Amherst Market Place, Sheffield Crossing and a residential complex located in Missouri, all of which the Company sold during the fourth quarter of 2007.
The combined assets and liabilities and results of operations of the properties classified as discontinued operations are summarized as follows:

	June 30,	December 31,
(dollars in thousands)	2008	2007
ASSETS
Net real estate	$10,965	$26,351
Rents, receivable, net	641	1,514
Prepaid expenses	145	166
Deferred charges, net	2,897	2,946
Other assets	21	69

Total assets of discontinued operations	$14,669	$31,046

LIABILITIES
Accounts payable and accrued expenses	$52	$456
Other liabilities	1,674	331

Total liabilities of discontinued operations	$1,726	$787

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2008	2007	2008	2007

Total revenues	$1,772	$4,097	$4,584	$8,160
Total expenses	921	3,412	2,356	6,430

Operating income	851	685	2,228	1,730

Gain on sale of property	7,182	—	7,182	—
Minority interest	(157)	(13)	(184)	(34)

Income from discontinued operations	$7,876	$672	$9,226	$1,696

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. INVESTMENTS
A. Investments In and Advances to Unconsolidated Partnerships
Retailer Controlled Property Venture (“RCP Venture”)
During January of 2004, the Company commenced the RCP Venture with Klaff Realty, LP (“Klaff”) and Lubert-Adler Management, Inc., through a limited liability company (“KLA”), for the purpose of making investments in surplus or underutilized properties owned by retailers. As of June 30, 2008, the Company has invested $57.8 million through the RCP Venture on a non-recourse basis. The expected size of the RCP Venture is approximately $300 million, of which the Company’s share is $60 million. Cash flow from any investment in which the RCP Venture participants elect to invest, is to be distributed to the participants until they have received a 10% cumulative return and a full return of all contributions. Thereafter, remaining cash flow is to be distributed 20% to Klaff and 80% to the partners (including Klaff).
Mervyns Department Stores
During September of 2004, the RCP Venture invested in a consortium to acquire the Mervyns Department Store chain (“Mervyns”) from Target Corporation. The gross acquisition price of $1.2 billion was financed with $800 million of debt and $400 million of equity.
During 2005, the Company made add-on investments in Mervyns totaling $1.3 million. The Company made an additional add-on investment of $0.4 million during the three months ended June 30, 2008. The Company accounts for these add-on investments using the cost method due to the minor ownership interest and the inability to exert influence over KLA’s operating and financial policies.
The table below summarizes the Company’s invested capital and distributions received from its Mervyns investment.
Albertson’s
During June of 2006, the RCP Venture made its second investment as part of an investment consortium, acquiring Albertson’s and Cub Foods, of which the Company’s share was $20.7 million. An extraordinary gain of $23.7 million recognized during the six months ended June 30, 2007 represented the Company’s share of the excess of fair value of net assets acquired over the purchase price in accordance with SFAS No. 141 as reported by Albertson’s.
During 2007, the Company made add-on investments in Albertson’s totaling $2.8 million. The Company accounts for these add-on investments using the cost method due to the minor ownership interest and the inability to exert influence over KLA’s operating and financial policies.
The table below summarizes the Company’s invested capital and distributions received from its Albertson’s investment.
Other Investments
During 2006, the Company made investments of $1.1 million in Shopko, a regional multi-department retailer that had 358 stores located throughout the Midwest, Mountain and Pacific Northwest, and $0.7 million in Marsh, a regional supermarket chain operating 271 stores in central Indiana, Illinois and western Ohio, through the RCP Venture. During 2007, the Company received a $1.1 million cash distribution from the Shopko investment representing 100% of its invested capital. The Company made an additional add-on investment in Marsh of $1.4 million during the three months ended June 30, 2008.
During July of 2007, the RCP Venture acquired a portfolio of 87 retail properties from Rex Stores Corporation, which was comprised of electronic retail stores located in 27 states. The Company’s share of this investment was $2.7 million.
The Company accounts for these other investments using the cost method due to its minor ownership interest and the inability to exert influence over KLA’s operating and financial policies.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. INVESTMENTS (continued)
A. Investments In and Advances to Unconsolidated Partnerships (continued)
The following table summarizes the Company’s RCP Venture investments from inception through June 30, 2008:

(dollars in thousands)					Operating Partnership Share
			Invested		Invested
			Capital		Capital
		Year	and		and
Investor	Investment	Acquired	Advances	Distributions	Advances	Distributions
Mervyns I and Mervyns II	Mervyns	2004	$26,773	$45,966	$4,901	$11,251
Mervyns I and Mervyns II	Mervyns add-on investments	2005/2008	1,719	1,342	283	283
Mervyns II	Albertson's	2006	20,717	53,660	4,239	9,847
Mervyns II	Albertson's add-on investments	2006/2007	2,765	833	386	93
Fund II	Shopko	2006	1,100	1,100	220	220
Fund II	Marsh	2006	667	—	133	—
Fund II	Marsh add-on	2008	1,367	—	—	—
Mervyns II	Rex Stores	2007	2,701	—	535	—

Total			$57,809	$102,901	$10,697	$21,694

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
Other Investments
Fund I Investments
Fund I owns a 50% interest in the Sterling Heights Shopping Center which is accounted for using the equity method of accounting.
Fund II Investments
Fund II has invested $1.2 million as a 50% owner in an entity, which has a leasehold interest in a former Levitz Furniture store located in Rockville, Maryland, that is accounted for using the equity method.
Fund II’s approximately 25% investment in CityPoint is accounted for using the equity method. The Company has determined that CityPoint is a variable interest entity, and the Company is not the primary beneficiary. The Company’s maximum exposure is its current investment balance of $31.7 million.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. INVESTMENTS, (continued)
A. Investments In and Advances to Unconsolidated Partnerships (continued)
Summary of Investments in Unconsolidated Affiliates
The following tables summarize the Company’s investments in unconsolidated affiliates as of June 30, 2008 and December 31, 2007.

	June 30, 2008
	RCP		Brandywine		Other
(dollars in thousands)	Venture	CityPoint	Portfolio	Crossroads	Investments	Total
Balance Sheets
Assets:
Rental property, net	$—	$155,485	$130,975	$5,324	$11,817	$303,601
Investment in unconsolidated affiliates	373,399	—	—	—	—	373,399
Other assets	—	774	9,179	4,259	2,963	17,175

Total assets	$373,399	$156,259	$140,154	$9,583	$14,780	$694,175

Liabilities and partners’ equity
Mortgage note payable	$—	$34,000	$166,200	$63,593	$5,232	$269,025
Other liabilities	—	191	7,928	1,020	994	10,133
Partners equity (deficit)	373,399	122,068	(33,974)	(55,030)	8,554	415,017

Total liabilities and partners’ equity	$373,399	$156,259	$140,154	$9,583	$14,780	$694,175

Company’s investment in and advances to unconsolidated affiliates	$25,450	$31,697	$—	$—	$3,662	$60,809

Share of distributions in excess of share of income and investment in unconsolidated affiliates	$—	$—	$(7,842)	$(12,303)	$—	$(20,145)

	December 31, 2007
	RCP		Brandywine		Other
(dollars in thousands)	Venture	CityPoint	Portfolio	Crossroads	Investments	Total
Balance Sheets
Assets
Rental property, net	$—	$145,775	$136,942	$5,552	$38,137	$326,406
Investment in unconsolidated affiliates	195,672	—	—	—	—	195,672
Other assets	—	3,046	10,631	4,372	6,650	24,699

Total assets	$195,672	$148,821	$147,573	$9,924	$44,787	$546,777

Liabilities and partners’ equity
Mortgage note payable	$—	$34,000	$166,200	$64,000	$33,084	$297,284
Other liabilities	—	2,213	9,629	1,112	2,307	15,261
Partners equity (deficit)	195,672	112,608	(28,256)	(55,188)	9,396	234,232

Total liabilities and partners’ equity	$195,672	$148,821	$147,573	$9,924	$44,787	$546,777

Company’s investment in and advances to unconsolidated affiliates	$9,813	$28,890	$—	$—	$5,951	$44,654

Share of distributions in excess of share of income and investment in unconsolidated affiliates	$—	$—	$(7,822)	$(12,185)	$—	$(20,007)

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. INVESTMENTS, (continued)
A. Investments In and Advances to Unconsolidated Partnerships (continued)
Summary of Investments in Unconsolidated Affiliates (continued)

	Three Months Ended June 30, 2008
	RCP	Brandywine		Other
(dollars in thousands)	Venture	Portfolio	Crossroads	Investments	Total
Statements of Operations
Total revenue	$—	$4,729	$1,883	$577	$7,189
Operating and other expenses	—	1,206	853	63	2,122
Interest expense	—	2,518	864	111	3,493
Equity in earnings of affiliates	11,100	—	—	—	11,100
Depreciation and amortization	—	915	135	142	1,192
Gain on sale of property, net	—	—	—	6,838	6,838

Net income	$11,100	$90	$31	$7,099	$18,320

Company’s share of net income	$1,049	$20	$16	$3,481	$4,566
Amortization of excess investment	—	—	(97)	—	(97)

Company’s share of net income (loss)	$1,049	$20	$(81)	$3,481	$4,469

	Three Months Ended June 30, 2007
	RCP	Brandywine		Other
(dollars in thousands)	Venture	Portfolio	Crossroads	Investments	Total
Statements of Operations
Total revenue	$—	$4,788	$2,042	$1,152	$7,982
Operating and other expenses	—	1,387	632	658	2,677
Interest expense	—	2,519	869	614	4,002
Equity in earnings of unconsolidated affiliates	26,843	—	—	—	26,843
Depreciation and amortization	—	735	108	779	1,622

Net income (loss)	$26,843	$147	$433	$(899)	$26,524

Company’s share of net income (loss)	$3,620	$28	$211	$(179)	$3,680
Amortization of excess investment	—	—	(97)	—	(97)

Company’s share of net income (loss)	$3,620	$28	$114	$(179)	$3,583

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. INVESTMENTS, (continued)
A. Investments In and Advances to Unconsolidated Partnerships (continued)
Summary of Investments in Unconsolidated Affiliates (continued)

	Six Months Ended June 30, 2008
	RCP	Brandywine		Other
(dollars in thousands)	Venture	Portfolio	Crossroads	Investments	Total
Statements of Operations
Total revenue	$—	$9,885	$3,946	$1,818	$15,649
Operating and other expenses	—	2,823	1,651	1,341	5,815
Interest expense	—	5,037	1,731	355	7,123
Equity in earnings of affiliates	149,587	—	—	—	149,587
Depreciation and amortization	—	1,982	406	368	2,756
Gain on sale of property, net	—	—	—	6,838	6,838

Net income	$149,587	$43	$158	$6,592	$156,380

Company’s share of net income	$14,375	$9	$77	$3,437	$17,898
Amortization of excess investment	—	—	(194)	—	(194)

Company’s share of net income (loss)	$14,375	$9	$(117)	$3,437	$17,704

	Six Months Ended June 30, 2007
	RCP	Brandywine		Other
(dollars in thousands)	Venture	Portfolio	Crossroads	Investments	Total
Statements of Operations
Total revenue	$—	$9,657	$4,108	$2,617	$16,382
Operating and other expenses	—	2,869	1,282	1,279	5,430
Interest expense	—	5,010	1,728	1,135	7,873
Equity in earnings of affiliates	47,590	—	—	—	47,590
Equity in earnings of unconsolidated affiliates —
Extraordinary gain	125,264	—	—	—	125,264
Depreciation and amortization	—	1,498	215	1,360	3,073

Net income (loss)	$172,854	$280	$883	$(1,157)	$172,860

Company’s share of net income (loss) before extraordinary gain	$3,620	$59	$431	$(203)	$3,907
Amortization of excess investment	—	—	(194)	—	(194)

Company’s share of net income (loss) before extraordinary gain	$3,620	$59	237	$(203)	$3,713

Company’s share of extraordinary gain	$23,690	$—	$—	$—	$23,690

B. Preferred Equity Investment
During June 2008, the Company made a $40.0 million preferred equity investment in a portfolio of 18 properties located primarily in Georgetown, Washington D.C. The portfolio consists of 306,000 square feet of principally retail space. The term of this investment is for two years, with two one-year extensions, and provides a 13% preferred return.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8. DERIVATIVE FINANCIAL INSTRUMENTS
The following table summarizes the notional values and fair values of the Company’s derivative financial instruments as of June 30, 2008. The notional value does not represent exposure to credit, interest rate or market risks.

(dollars in thousands)
Derivative Instrument	Notional Value	Interest Rate	Maturity	Fair Value

LIBOR Swap	$4,640	4.71%	1/1/10	$(104)
LIBOR Swap	11,410	4.90%	10/1/11	(375)
LIBOR Swap	8,434	5.14%	3/1/12	(353)
LIBOR Swap	9,800	4.47%	10/29/10	(220)

Total Interest Rate Swaps	$34,284			(1,052)

Interest Rate Cap LIBOR Cap	$30,000	6.0%	4/1/09	(28)

Net derivative instrument liability				$(1,080)

9. MORTGAGE LOANS
During the six months ended June 30, 2008, the Company borrowed $43.3 million on four existing construction loans.
During February 2008, in conjunction with the purchase of a portfolio of properties, the Company assumed a loan of $34.9 million, which bears interest at a fixed rate of 5.9% and matures on June 11, 2009, and a loan of $5.1 million, which bears interest at a fixed rate of 5.4% and matures on December 1, 2009.
During the first quarter of 2008, the Company closed on a $41.5 million loan, which bears interest at a fixed rate of 5.3% and matures on March 16, 2011.
During the first quarter of 2008, the Company borrowed and repaid $14.2 million on an existing credit facility.
During the first quarter of 2008, the Company borrowed $83.0 million on an existing credit facility. The Company repaid $41.0 million of this facility during the first quarter of 2008.
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
11. FAIR VALUE MEASUREMENTS
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
11. FAIR VALUE MEASUREMENTS (continued)
The following describes the valuation methodologies the Company uses to measure financial assets and liabilities at fair value:
Preferred Equity Investment —The Company’s preferred equity investment is valued using Level 3 inputs. During June 2008, the Company made a $40.0 million preferred equity investment. The Company has determined that the book value of the preferred equity investment approximates fair value.
Notes Receivable —The Company’s notes receivable are valued using Level 3 inputs. Given the short-term nature of the notes and the fact that several of the notes are demand notes, the Company has determined that the book value of the notes receivable approximates fair value.
Derivative Instruments — The Company’s derivative financial liabilities primarily represent interest rate swaps and a cap and are valued using Level 2 inputs. The fair value of these instruments is based upon the estimated amounts the Company would receive or pay to terminate the contracts as of June 30, 2008 and is determined using interest rate market pricing models. With the adoption of SFAS No. 157, the Company has amended the techniques used in measuring the fair value of its derivative positions. This amendment includes the impact of credit valuation adjustments on derivatives measured at fair value. The implementation of this amendment did not have a material impact on the Company’s consolidated financial position or results of operations.
Mortgage Notes Payable and Convertible Notes Payable — The value of the Company’s mortgage and convertible notes payable are valued using Level 3 inputs. The Company determines the estimated fair value of its mortgage and convertible notes payable through the use of valuation methodologies using current market interest rate data.
The following table presents the Company’s assets and liabilities measured at fair value based on level of inputs at June 30, 2008:

	Level 1	Level 2	Level 3	Total
(dollars in thousands)
Assets
Preferred equity investment	$—	$—	$40,000	$40,000
Notes receivable	—	—	60,541	60,541

Total assets measured at fair value	$—	$—	$100,541	$100,541

Liabilities
Derivatives	$—	$1,081	$—	$1,081
Mortgage and convertible notes payable	—	—	633,824	633,824

Total liabilities measured at fair value	$—	$1,081	$633,824	$634,905

The following table reflects the changes in the Company’s Level 3 financial assets and liabilities measured at fair value on a recurring basis for the six months ended June 30, 2008:

(dollars in thousands)
		Net realized/
		unrealized gains		Purchases,
	Balance at	(losses) included	Net unrealized	issuances and	Balance at
Assets	January 1, 2008	in earnings	gains (losses)	settlements	June 30, 2008
Preferred equity investment	$—	$—	$—	$40,000	$40,000
Notes receivable	57,662	—	—	2,879	60,541

Total assets measured at fair value	$57,662	$—	$—	$42,879	$100,541

Net realized/
		unrealized (gains)		Purchases,
	Balance at	losses included in	Net unrealized	issuances and	Balance at
Liabilities	January 1, 2008	earnings	(gains) losses	settlements	June 30, 2008
Mortgage and convertible notes payable measured at fair value	$519,371	$—	$(46,519)	$160,972	$633,824

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12. RELATED PARTY TRANSACTIONS
The Company earns asset management, leasing, disposition, development and construction fees for providing services to an existing portfolio of retail properties and/or leasehold interests in which Klaff has an interest. Fees earned by the Company in connection with this portfolio were $0.2 million and $0.5 million for the three months ended June 30, 2008 and 2007, respectively, and $0.6 million and $1.2 million for the six months ended June 30, 2008 and 2007, respectively.
Lee Wielansky, the Lead Trustee of the Company, was paid a consulting fee of $25,000 for each of the three months ended June 30, 2008 and 2007, respectively and $50,000 for the six months ended June 30, 2008 and 2007, respectively.
13. SEGMENT REPORTING
The Company has three reportable segments: Core Portfolio, Opportunity Funds and Other, which primarily consists of management fee and interest income. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates property performance primarily based on net operating income before depreciation, amortization and certain nonrecurring items. Investments in the Core Portfolio are typically held long-term. Given the finite life of the Opportunity Funds, these investments are typically held for shorter terms. Fees earned by the Company as general partner/member of the Opportunity Funds are eliminated in consolidation and recognized through a reduction in minority interest expense in the Company’s consolidated financial statements in accordance with GAAP. The following table sets forth certain segment information for the Company, reclassified for discontinued operations, as of and for the three and six months ended June 30, 2008 and 2007 (does not include unconsolidated affiliates):
Three Months Ended June 30, 2008

	Reportable Segments
				Amounts Eliminated
(dollars in thousands)	Core Portfolio	Opportunity Funds	Other	in Consolidation	Total
Revenues	$14,444	$34,034	$10,202	$(7,922)	$50,758
Property operating expenses and real estate taxes	4,024	6,149	—	(2,245)	7,928
Other expenses	6,646	3,315	—	(3,617)	6,344

Net income before depreciation and amortization	$3,774	$24,570	$10,202	$(2,060)	$36,486

Depreciation and amortization	$4,242	$3,144	$—	$—	$7,386

Interest expense	$4,235	$2,569	$—	$—	$6,804

Real estate at cost	$445,309	$578,578	$—	$(2,030)	$1,021,857

Total assets	$570,307	$665,847	$—	$(2,050)	$1,234,104

Expenditures for real estate and improvements	$1,564	$32,265	$—	$—	$33,829

Reconciliation to net income Net property income before depreciation and amortization					$36,486
Gain on sale of land					763
Depreciation and amortization					(7,386)
Equity in earnings of unconsolidated affiliates					4,469
Interest expense					(6,804)
Income tax provision					(343)
Minority interest					(17,150)
Income from discontinued operations					694
Gain on sale					7,182

Net income					$17,911

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13. SEGMENT REPORTING (continued)
Six Months Ended June 30, 2008

	Reportable Segments
				Amounts Eliminated
(dollars in thousands)	Core Portfolio	Opportunity Funds	Other	in Consolidation	Total
Revenues	$29,889	$40,627	$22,193	$(15,079)	$77,630
Property operating expenses and real estate taxes	8,715	9,484	—	(3,594)	14,605
Other expenses	13,359	6,808	—	(7,434)	12,733

Net income before depreciation and amortization	$7,815	$24,335	$22,193	$(4,051)	$50,292

Depreciation and amortization	$8,073	$5,831	$—	$—	$13,904

Interest expense	$8,479	$4,413	$—	$—	$12,892

Real estate at cost	$447,126	$578,578	$—	$(3,847)	$1,021,857

Total assets	$572,268	$665,847	$—	$(4,011)	$1,234,104

Expenditures for real estate and improvements	$2,581	$186,352	$—	$—	$188,933

Reconciliation to net income
Net property income before depreciation and amortization					$50,292
Gain on sale of land					763
Depreciation and amortization					(13,904)
Equity in earnings of unconsolidated affiliates					17,704
Interest expense					(12,892)
Income tax provision					(2,200)
Minority interest					(22,335)
Income from discontinued operations					2,044
Gain on sale					7,182

Net income					$26,654

Three Months Ended June 30, 2007

	Reportable Segments
				Amounts Eliminated
(dollars in thousands)	Core Portfolio	Opportunity Funds	Other	in Consolidation	Total
Revenues	$13,250	$4,931	$6,266	$(3,297)	$21,150
Property operating expenses and real estate taxes	3,318	1,254	—	(70)	4,502
Other expenses	6,181	2,159	—	(2,798)	5,542

Net income before depreciation and amortization	$3,751	$1,518	$6,266	$(429)	$11,106

Depreciation and amortization	$3,681	$2,290	$—	$—	$5,971

Interest expense	$4,224	$1,280	$—	$(119)	$5,385

Real estate at cost	$434,993	$238,763	$—	$(356)	$673,400

Total assets	$577,323	$302,627	$—	$(296)	$879,654

Expenditures for real estate and improvements	$7,228	$17,271	$—	$—	$24,499

Reconciliation to net income
Net property income before depreciation and amortization					$11,106
Depreciation and amortization					(5,971)
Equity in earnings of unconsolidated affiliates					3,583
Interest expense					(5,385)
Income tax provision					(391)
Minority interest					(580)
Income from discontinued operations					672
Income from extraordinary gain					—

Net income					$3,034

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13. SEGMENT REPORTING (continued)
Six Months Ended June 30, 2007

	Reportable Segments
				Amounts Eliminated
(dollars in thousands)	Core Portfolio	Opportunity Funds	Other	in Consolidation	Total
Revenues	$27,175	$9,542	$13,070	$(6,003)	$43,784
Property operating expenses and real estate taxes	7,830	2,348	—	(148)	10,030
Other expenses	11,747	3,411	—	(4,168)	10,990

Net income before depreciation and amortization	$7,598	$3,783	$13,070	$(1,687)	$22,764

Depreciation and amortization	$7,042	$4,563	$—	$—	$11,605

Interest expense	$8,725	$2,502	$—	$(235)	$10,992

Real estate at cost	$435,585	$238,763	$—	$(948)	$673,400

Total assets	$578,255	$302,627	$—	$(1,228)	$879,654

Expenditures for real estate and improvements	$61,681	$27,431	$—	$—	$89,112

Reconciliation to net income
Net property income before depreciation and amortization					$22,764
Depreciation and amortization					(11,605)
Equity in earnings of unconsolidated affiliates					3,713
Interest expense					(10,992)
Income tax provision					(435)
Minority interest					1,729
Income from discontinued operations					1,696
Income from extraordinary gain					2,883

Net income					$9,753

14. STOCK-BASED COMPENSATION
On January 31, 2008, the Company issued 4,722 Restricted Shares and 156,058 LTIP Units to officers of the Company. On February 1, 2008, and March 27, 2008, the Company also issued 1,050 and 11,672 LTIP Units, respectively, to an officer of the Company. Vesting with respect to these awards is recognized over a range of the next seven to ten years. The vesting on 50% of these awards is also generally subject to achieving certain total shareholder returns on the Company’s Common Shares or certain annual earnings growth.
Also on January 31, 2008, the Company issued 26,999 Restricted Shares to employees of the Company. Vesting with respect to these awards is recognized ratably over the next four annual anniversaries of the issuance date. The vesting on 25% of these awards is also subject to achieving certain total shareholder returns on the Company’s Common Shares or certain annual earnings growth.
The total value of the above Restricted Shares and LTIP Units issued was $4.9 million, of which $1.4 million has been recognized in compensation expense in 2007 and $3.5 million will be recognized in compensation expense over the vesting period. Compensation expense of $253,000 and $126,000 has been recognized in the accompanying financial statements related to these Restricted Shares and LTIP Units for the three and six months ended June 30, 2008. Total stock-based compensation expense, including the expense related to the above-mentioned plans, for the three and six months ended June 30, 2008 was $0.9 million and $1.7 million, respectively.
On May 14, 2008, the Company issued 4,250 unrestricted Common Shares to Trustees of the Company in connection with Trustee fees. The Company also issued 12,000 Restricted Shares to Trustees, which vest over three years with 33% vesting on each of the next three anniversaries of the issuance date. The Restricted Shares do not carry voting rights or other rights of Common Shares until vesting and may not be transferred, assigned or pledged until the recipients have a vested non-forfeitable right to such shares. Dividends are not paid currently on unvested Restricted Shares, but are paid cumulatively, from the issuance date through the applicable vesting date of such Restricted Shares vesting. Trustee fee expense of $104,000 has been recognized for the six months ended June 30, 2008 related to these unrestricted Common Shares and Restricted Shares.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15. DIVIDENDS AND DISTRIBUTIONS PAYABLE
On May 14, 2008, the Board of Trustees of the Company approved and declared a cash dividend for the quarter ended June 30, 2008 of $0.21 per Common Share and Common OP Unit. The dividend was paid on July 15, 2008 to shareholders of record as of June 30, 2008.
16. SUBSEQUENT EVENTS
Subsequent to June 30, 2008, the Company entered into an agreement with Home Depot to replace it as the anchor tenant and terminate its sub-ground lease at Fund II’s redevelopment project located in Pelham Manor, New York. The terms of the agreement include a payment of approximately $10.0 million by the Company to Home Depot to take ownership of the building which Home Depot constructed on the site. The agreement is contingent upon the execution of a lease with a replacement anchor and is subject to various approvals. In the event the conditions of the agreement are not met, Home Depot is obligated to proceed under the terms of its lease.
Subsequent to June 30, 2008, the Company made a $34.0 million mezzanine loan, which is collateralized by a mixed-use retail and residential development at 72nd Street and Broadway on the Upper West Side of Manhattan. Upon completion, this project is expected to include approximately 50,000 square feet of retail on three levels and 196 luxury residential rental apartments. The term of the loan is for a period of three years, with a one year extension, and has an effective annual return in excess of 20%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is based on the consolidated financial statements of the Company as of June 30, 2008 and 2007 and for the three and six months then ended. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.
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
OVERVIEW
We currently operate 85 properties, which we own or have an ownership interest in, within our core portfolio or within our three opportunity funds (the “Opportunity Funds”). These properties consist of commercial properties, primarily neighborhood and community shopping centers, self-storage and mixed-use properties with a retail component. The properties we operate are located primarily in the Northeast, Mid-Atlantic and Midwestern regions of the United States. Our core portfolio consists of 35 properties comprising approximately 5.5 million square feet. Fund I has 27 properties comprising approximately 1.3 million square feet. Fund II has ten properties, the majority of which are currently under redevelopment and will have approximately 2.3 million square feet upon completion of redevelopment activities. Fund III has 13 properties totaling approximately 1.2 million square feet. The majority of our operating income derives from the rental revenues from these properties, including recoveries from tenants, offset by operating and overhead expenses. As our RCP Venture invests in operating companies, we consider these investments to be private-equity style, as opposed to real estate, investments. Since these are not traditional investments in operating rental real estate, the Operating Partnership invests in these through a taxable REIT subsidiary (“TRS”).
Our primary business objective is to acquire and manage commercial retail properties that will provide cash for distributions to shareholders while also creating the potential for capital appreciation to enhance investor returns. We focus on the following fundamentals to achieve this objective:
•	Own and/or operate a portfolio of community and neighborhood shopping centers, self-storage and mixed-use properties, located in high barrier-to-entry markets with strong demographic features.

•	Generate internal growth within the core portfolio through aggressive redevelopment, re-anchoring and leasing activities.

•	Generate external growth through an opportunistic yet disciplined acquisition program. The emphasis is on targeting transactions with high inherent opportunity for the creation of additional value through redevelopment and leasing and/or transactions requiring creative capital structuring to facilitate the transactions.

•	Partner with private equity investors for the purpose of making investments in operating retailers with significant embedded value in their real estate assets.

•	Maintain a strong and flexible balance sheet through conservative financial practices while ensuring access to sufficient capital to fund future growth.
CRITICAL ACCOUNTING POLICIES
Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no material changes to the items that we disclosed as our critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2007.

RESULTS OF OPERATIONS
Comparison of the three months ended June 30, 2008 (“2008”) to the three months ended June 30, 2007 (“2007”)

Revenues	2008			2007
(dollars in millions)	Core Portfolio	Opportunity Funds	Other (1)	Core Portfolio	Opportunity Funds	Other (1)

Minimum rents	$11.6	$9.1	$—	$10.9	$4.7	$—
Percentage rents	—	—	—	0.1	—	—
Expense reimbursements	2.8	0.3	—	2.2	0.2	—
Lease termination income	—	24.5	—	—	—	—
Other property income	0.1	0.1	—	0.1	—	—
Management fee income	—	—	0.4	—	—	0.7
Interest income	—	—	1.9	—	—	2.3

Total revenues	$14.5	$34.0	$2.3	$13.3	$4.9	$3.0

Note:

(1)	Includes amounts eliminated in consolidation which are adjusted in Minority Interest. Reference is made to Note 13 to the Notes to Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q for an overview of the Company’s three reportable segments.
The increase in minimum rents in the Core Portfolio was attributable to additional rents following our acquisition of East 17th Street (“2008 Core Acquisitions”) as well as re-tenanting activities across the Core Portfolio. The increase in minimum rents in the Opportunity Funds primarily relates to additional rents following the acquisition of 125 Main Street and Storage Post Portfolio (“2007/2008 Fund Acquisitions”) of $2.4 million, 216th Street being placed in service October 1, 2007 and Home Depot at Pelham Manor Shopping Plaza being placed in service in 2008.
Expense reimbursements in the Core Portfolio increased for both common area maintenance (“CAM”) and real estate taxes in 2008. CAM expense reimbursements in the Core Portfolio increased $0.4 million. In 2007, we completed our multi-year review of CAM billings and resolved the majority of all outstanding CAM billing issues with our tenants. As a result, 2007 was adversely impacted by charges related to the settlement and related accrual adjustments totaling $0.5 million. Real estate tax reimbursements in the Core Portfolio increased $0.2 million, primarily as a result of higher real estate tax expense in 2008.
Lease termination income in the Opportunity Funds for 2008 relates to a termination fee earned from Home Depot at Canarsie Plaza.
Management fee income decreased primarily as a result of lower fees earned in connection with the Klaff management contracts following the disposition of certain managed assets in 2007 and 2008.
The decrease in interest income was primarily the result of lower interest earning assets in 2008.

Operating Expenses	2008			2007
(dollars in millions)	Core Portfolio	Opportunity Funds	Other (1)	Core Portfolio	Opportunity Funds	Other (1)

Property operating	$2.0	$3.0	$—	$1.5	$0.9	$—
Real estate taxes	2.0	0.9	—	1.8	0.3	—
General and administrative	6.7	5.6	(5.9)	6.2	2.1	(2.8)
Depreciation and amortization	4.2	3.2	—	3.7	2.3	—

Total operating expenses	$14.9	$12.7	$(5.9)	$13.2	$5.6	$(2.8)

     The increase in property operating expenses in the Core Portfolio relates to the recovery of previous period accounts receivable reserves in 2007 based on subsequent tenant collections. The increase in the property operating expenses in the Opportunity Funds was primarily the result of the 2007/2008 Fund Acquisitions as well as allocated property operating expenses related to Home Depot at Pelham Manor Shopping Plaza being placed in service in 2008.

The increase in real estate taxes in the Core Portfolio was due to general increases in real estate taxes experienced across the Core Portfolio. The increase in real estate taxes in the Opportunity Funds was attributable to the 2007/2008 Fund Acquisitions as well as allocated real estate taxes related to Home Depot at Pelham Manor Shopping Plaza being placed in service in 2008.
The increase in general and administrative expense in the Core Portfolio was primarily attributable to increased compensation expense of $0.8 million for additional personnel hired in the second half of 2007 and in 2008 as well as increases in existing employee salaries. This increase was partially offset by an increase in capitalized construction salaries due to increased redevelopment activities in 2008. The increase in general and administrative expense in the Opportunity Funds primarily related to the Fund III asset management fee of $1.0 million as well as Promote expense of $2.2 million related to Fund I and Mervyns I. The decrease in general and administrative in Other primarily relates to the elimination of the Fund III asset management and the elimination of the Fund I and Mervyns I promote expense for consolidated financial statement presentation.
Amortization expense in the Core Portfolio increased $0.5 million in 2008. This was principally the result of increased amortization expense related to the Klaff management contracts in 2008. Depreciation expense increased $0.9 million in the Opportunity Funds due to the 2007/2008 Fund Acquisitions, 216th Street being placed in service October 1, 2007 and Pelham Manor Shopping Plaza being partially placed in service in 2008.

Other	2008			2007
(dollars in millions)	Core Portfolio	Opportunity Funds	Other (1)	Core Portfolio	Opportunity Funds	Other (1)

Gain on sale of land	$0.8	$—	$—	$—	$—	$—
Equity in earnings of unconsolidated affiliates	—	4.5	—	0.2	3.4	—
Interest Expense	(4.2)	(2.6)	—	(4.2)	(1.3)	0.1
Minority Interest	0.2	(18.6)	1.3	—	(0.7)	0.1
Income Taxes	0.3	—	—	0.4	—	—
Income from discontinued operations	—	—	7.9	—	—	0.7
The gain on sale of land in 2008 in the Core Portfolio relates to a land parcel sale at Bloomfield Towne Square.
Equity in earnings of unconsolidated affiliates in the Opportunity Funds increased primarily as a result of our pro rata share of gain from the sale of the Haygood Shopping Center of $3.3 million. This increase was partially offset by a decrease in our pro rata share of income from Mervyns of $1.3 million and a decrease in distributions in excess of basis from our Albertson’s investment of $1.3 million in 2008.
Total interest expense in the Core Portfolio remained essentially unchanged in 2008. This was the result of a $0.1 million increase attributable to higher average outstanding borrowings in 2008 offset by a $0.1 million decrease related to lower average interest rates in 2008. Interest expense in the Opportunity Fund increased $1.3 million in 2008. This was the result of an increase of $1.7 million due to higher average outstanding borrowings in 2008 offset by a $0.4 million decrease related to lower average interest rates in 2008.
The minority interest in the Opportunity Funds primarily represents the minority partners’ share of all Opportunity Fund activity and ranges from a 77.8% interest in Fund I to an 80.1% interest in Fund III. The variance between 2008 and 2007 represents the minority partners’ share of all the Opportunity Funds variances discussed above. The minority interest in Other relates to the minority partners’ share of capitalized construction, leasing and legal fees.
Income from discontinued operations represents activity related to a property sold in 2008 and properties held for sale in 2008 and 2007.

RESULTS OF OPERATIONS
Comparison of the six months ended June 30, 2008 (“2008”) to the six months ended June 30, 2007 (“2007”)

Revenues	2008			2007
(dollars in millions)	Core Portfolio	Opportunity Funds	Other (1)	Core Portfolio	Opportunity Funds	Other (1)

Minimum rents	$23.1	$15.2	$—	$21.5	$9.3	$—
Percentage rents	0.2	—	—	0.2	—	—
Expense reimbursements	6.5	0.6	—	5.1	0.2	—
Lease termination income	—	24.5	—	—	—	—
Other property income	0.1	0.3	—	0.2	—	—
Management fee income	—	—	2.4	—	—	1.9
Interest income	—	—	4.7	—	—	5.2
Other	—	—	—	0.2	—	—

Total revenues	$29.9	$40.6	$7.1	$27.2	$9.5	$7.1

Note:

(1)	Includes amounts eliminated in consolidation which are adjusted in Minority Interest. Reference is made to Note 13 to the Notes to Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q for an overview of the Company’s three reportable segments.
The increase in minimum rents in the Core Portfolio was attributable to additional rents following our acquisition of 200 West 54th Street, 145 East Service Road and East 17th Street (“2007/2008 Core Acquisitions”) of $1.0 million as well as re-tenanting activities across the Core Portfolio. The increase in rents in the Opportunity Funds primarily relates to additional rents following the 2007/2008 Fund Acquisitions of $3.8 million and properties placed in service as discussed for the three months ended June 30, 2008.
Expense reimbursements in the Core Portfolio increased for both common area maintenance (“CAM”) and real estate taxes in 2008. CAM expense reimbursements in the Core Portfolio increased $1.0 million as a result of the settlement and related accrual adjustments as previously discussed in the comparison of the three months ended June 30, 2008 to the three months ended June 30, 2007. Real estate tax reimbursements increased $0.3 million, primarily as a result of higher real estate tax expense in 2008. The increase in expense reimbursements in the Opportunity Funds relates primarily to the 2008 retroactive billing of previous years utility charges to an anchor tenant for $0.3 million.
Lease termination income in the Opportunity Funds for 2008 relates to a termination fee earned from Home Depot at Canarsie Plaza.
Management fee income increased primarily as a result of fees totaling $1.0 million earned from the City Point development project. This increase was partially offset by lower fees earned in connection with the Klaff management contracts following the disposition of certain managed assets in 2007.
The decrease in interest income was primarily the result of lower interest earning assets in 2008.
The decrease in other income was primarily attributable to the non recurrence of income related to the settlement of interest rate swap agreements in 2007.

Operating Expenses	2008			2007
(dollars in millions)	Core Portfolio	Opportunity Funds	Other (1)	Core Portfolio	Opportunity Funds	Other (1)

Property Operating	$4.6	$4.6	$(0.1)	$4.3	$1.7	$(0.1)
Real Estate Taxes	4.1	1.4	—	3.5	0.6	—
General and administrative	13.4	10.2	(10.9)	11.8	3.4	(4.2)
Depreciation and amortization	8.1	5.8	—	7.0	4.6	—

Total operating expenses	$30.2	$22.0	$(11.0)	$26.6	$10.3	$(4.3)

The increase in property operating expenses in the Core Portfolio relates to the recovery of previous period accounts receivable reserves in 2007 based on subsequent tenant collections. The increase in property operating expenses in the Opportunity Funds was attributable to the 2007/2008 Fund Acquisitions as well as allocated property operating expenses related to Home Depot at Pelham Manor Shopping Plaza being placed in service in 2008.
The increase in real estate taxes in the Core Portfolio was due to the 2007/2008 Core Acquisitions as well as general increases in real estate taxes experienced across the Core Portfolio. The increase in real estate taxes in the Opportunity Funds was attributable to the 2007/2008 Fund Acquisitions of $0.4 million, an adjustment of prior year over estimation of taxes of $0.2 million recorded in 2007 as well as allocated real estate taxes related to Home Depot at Pelham Manor Shopping Plaza being placed in service in 2008.
The increase in general and administrative expense in the Core Portfolio was primarily attributable to increased compensation expense of $1.7 million for additional personnel hired in the second half of 2007 and in 2008 as well as increases in existing employee salaries. In addition, there was an increase of $0.7 million for other overhead expenses following the expansion of our infrastructure related to increased activity in Opportunity Fund assets and asset management services. This increase was partially offset by an increase in capitalized construction salaries due to increased redevelopment activities in 2008. The increase in general and administrative expense in the Opportunity Funds primarily related to the Fund III asset management fee of $2.8 million, promote expense of $3.4 million related to Fund I and Mervyns I as well as Fund III abandoned project costs of $0.3 million in 2008. The decrease in general and administrative in Other primarily relates to the elimination of the Fund III asset management and the elimination of the Fund I and Mervyns I promote expense for consolidated financial statement presentation.
Depreciation expense in the Core Portfolio increased $0.4 million in 2008. This was principally a result of increased depreciation expense following the 2007/2008 Core Acquisitions. Amortization expense in the Core Portfolio increased $0.7 million primarily due to additional amortization of the Klaff management contracts in 2008 and amortization of additional tenant installation costs in 2008. The increase in depreciation and amortization expense for the Opportunity Funds is primarily related to depreciation expense from the 2007/2008 Fund Acquisitions and assets placed in service as discussed for the three months ended June 30, 2008.

Other	2008			2007
(dollars in millions)	Core Portfolio	Opportunity Funds	Other (1)	Core Portfolio	Opportunity Funds	Other (1)

Gain on sale of land	$0.8	$—	$—	$—	$—	$—
Equity in earnings of unconsolidated affiliates	—	17.7	—	0.4	3.3	—
Interest Expense	(8.5)	(4.4)	—	(8.7)	(2.5)	0.2
Minority Interest	0.3	(25.3)	2.7	0.2	0.6	0.9
Income Taxes	2.2	—	—	0.4	—	—
Income from discontinued operations	—	—	9.2	—	—	1.7
Extraordinary item	—	—	—	—	2.9	—
The gain on sale of land in 2008 in the Core Portfolio relates to a land parcel sale at Bloomfield Towne Square.
Equity in earnings of unconsolidated affiliates in the Opportunity Funds increased primarily as a result of our pro rata share of gains from the sale of Mervyns locations in 2008 of $11.6 million and our pro rata share of gain from the sale of the Haygood Shopping Center of $3.3 million. These increases were partially offset by a decrease in distributions in excess of basis from our Albertson’s investment of $0.9 million in 2008.
Interest expense in the Core Portfolio decreased $0.2 million in 2008. This was the result of a $0.3 million decrease attributable to lower average interest rates in 2008 and $0.4 million of costs associated with a loan payoff in 2007. These decreases were offset by a $0.5 million increase resulting from higher average outstanding borrowings in 2008. Interest expense in the Opportunity Funds increased $1.9 million in 2008. This was attributable to an increase of $2.7 million due to higher average outstanding borrowings in 2008 offset by a $0.7 million decrease related to lower average interest rates in 2008.
The minority interest in the Opportunity Funds primarily represents the minority partners’ share of all Opportunity Fund activity and ranges from a 77.8% interest in Fund I to an 80.1% interest in Fund III. The variance between 2008 and 2007 represents the minority partners’ share of all the Opportunity Funds variances discussed above. The minority interest in Other relates to the minority partners’ share of capitalized construction, leasing and legal fees.
The variance in income tax expense in the Core Portfolio primarily relates to income taxes at the taxable REIT subsidiary (“TRS”) level for our share of gains from the sale of Mervyns locations in 2008.
Income from discontinued operations represents activity relates to a property sold in 2008 and properties held for sale in 2008 and 2007.

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
The reconciliation of net income to FFO for the three and six months ended June 30, 2008 and 2007 is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in millions)	2008	2007	2008	2007

Net income	$17.9	$3.0	$26.7	$9.8
Depreciation of real estate and amortization of leasing costs (net of minority interests’ share)
Consolidated affiliates	3.0	5.2	6.5	9.9
Unconsolidated affiliates	0.4	0.5	0.9	1.0
Gain on sale (net of minority interests’ share)
Consolidated affiliates	(7.2)	—	(7.2)	—
Unconsolidated affiliates	(0.6)	—	(0.6)	—
Income attributable to Minority interest in Operating Partnership (1)	0.4	0.1	0.4	0.2
Extraordinary item (net of minority interests’ share and income taxes)	—	—	—	(2.9)

Funds from operations	13.9	8.8	26.7	18.0

Extraordinary item, net (2)	—	—	—	2.9

Funds from operations, adjusted for extraordinary item	$13.9	$8.8	$26.7	$20.9

Cash flows (used in) provided by:
Operating activities			$(16.1)	$69.2

Investing activities			$(213.6)	$(87.3)

Financing activities			$136.6	$(0.7)

Notes:

(1)	Does not include distributions paid to Series A and B Preferred OP Unit holders.

(2)	The extraordinary item represents the Company’s share of extraordinary gain related to its investment in Albertson’s which is discussed in Funds from Operations above.

USES OF LIQUIDITY
Our principal uses of liquidity are expected to be for (i) distributions to our shareholders and OP unit holders, (ii) investments which include the funding of our joint venture commitments, property acquisitions and redevelopment/re-tenanting activities within our existing portfolio, (iii) preferred equity investments and mezzanine loans and (iv) debt service and loan repayments.
Distributions
In order to qualify as a REIT for Federal income tax purposes, we must currently distribute at least 90% of our taxable income to our shareholders. For the three and six months ended June 30, 2008, we paid dividends and distributions on our Common Shares and Common OP Units totaling $7.0 million and $21.4 million, respectively.
Investments
Fund I and Mervyns I
Reference is made to Note 1 and Note 7 to the Notes to Consolidated Financial Statements in Part 1, Item 1 in this Form 10-Q for an overview of Fund I and Mervyns I. Fund I has returned all invested capital and accumulated preferred return thus triggering our Promote in all future Fund I earnings and distributions. Fund I currently owns, or has ownership interest in, 27 assets comprising approximately 1.3 million square feet as follows:

Shopping Center	Location	Year acquired	GLA
New York Region
New York
Tarrytown Shopping Center	Westchester	2004	35,291
Mid-Atlantic Region
Ohio
Granville Centre	Columbus	2002	134,997
Michigan
Sterling Heights Shopping Center	Detroit	2004	154,835
Various Regions
Kroger/Safeway Portfolio	Various	2003	987,100

Total			1,312,223

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
To date, Fund II has invested in nine New York Urban Infill Redevelopment construction projects, eight of which are in conjunction with P/A, as follows:

(dollars in millions)				Redevelopment
			Purchase	Anticipated	Estimated	Square feet upon
Property	Location	Year acquired	price	additional costs	completion	completion
Liberty Avenue (1) (2)	Queens	2005	$14.5	$—	Completed	125,000
216th Street (3)	Manhattan	2005	27.5	—	Completed	60,000
Pelham Manor (1)	Westchester	2004	—	47.5	2nd half 2009	320,000
161st Street	Bronx	2005	49.0	16.0	(4)	232,000
Fordham Place	Bronx	2004	30.0	95.0	1st half 2009	285,000
Canarsie Plaza	Brooklyn	2007	21.0	29.0	(4)	323,000
Sherman Plaza	Manhattan	2005	25.0	30.0	2nd half 2009	175,000
CityPoint (1)	Brooklyn	2007	29.0	296.0	(4)	600,000
Atlantic Avenue (5)	Brooklyn	2007	5.0	18.0	2nd half 2009	110,000

Total			$201.0	$531.5		2,230,000

Notes:

(1)	Fund II acquired a ground lease interest at this property.

(2)	Liberty Avenue redevelopment is complete. The purchase price includes redevelopment costs of $14.5 million.

(3)	216th Street redevelopment is complete. The purchase price includes redevelopment costs of $20.5 million.

(4)	To be determined

(5)	P/A is not a partner in this project.
Acadia Strategic Opportunity Fund III, LLC (“Fund III”)
Reference is made to Note 1 in the Notes to Consolidated Financial Statements in Part 1, Item 1 in this Form 10-Q for an overview of Fund III. With $503 million of committed discretionary capital, Fund III expects to be able to acquire or develop approximately $1.5 billion of real estate assets on a leveraged basis. As of June 30, 2008, $96.5 million has been invested in Fund III, of which the Operating Partnership contributed $19.2 million.
Fund III has invested in the New York Urban/Infill Redevelopment initiative (Brooklyn) and another investment as follows:

				Redevelopment (dollars in millions)
				Anticipated		Square
		Year	Purchase	additional	Estimated	feet upon
Property	Location	acquired	price	costs	completion	completion
Sheepshead Bay	Brooklyn, NY	2007	$20.0	$89.0	(1)	240,000
125 Main Street	Westport, CT	2007	17.0	6.0	(1)	30,000

Total			$37.0	$95.0		270,000

Note:

(1)	To be determined.
During February 2008, Acadia, through Fund III, and in conjunction with an unaffiliated partner, Storage Post (“Storage Post”), acquired a portfolio of eleven self-storage properties from Storage Post’s existing institutional investors for approximately $174.0 million. The portfolio totals approximately 920,000 net rentable square feet, of which ten properties are operating at various stages of stabilization. The remaining property is currently under construction. The properties are located throughout New York and New Jersey. The portfolio continues to be operated by Storage Post, which is a 5% equity partner.
Preferred Equity and Mezzanine Loan Investments
During June 2008, we made a $40.0 million preferred equity investment in a portfolio of 18 properties located primarily in Georgetown, Washington D.C. The portfolio consists of 306,000 square feet of principally retail space. The term of this investment is for two years, with two one-year extensions, and provides a 13% preferred return.

Subsequent to June 30, 2008, we made a $34.0 million mezzanine loan, which is collateralized by a mixed-use retail and residential development at 72nd Street and Broadway on the Upper West Side of Manhattan. Upon completion, this project is expected to include approximately 50,000 square feet of retail on three levels and 196 luxury residential rental apartments. The term of the loan is for a period of three years, with a one year extension, and has an effective annual return in excess of 20%.
Other Investments
During April 2008, we acquired a single-tenant retail property located in midtown Manhattan for $9.2 million. The 20,000 square foot property is located on 17th Street near 5th Avenue. This addition to our core portfolio successfully completed a tax deferred exchange in connection with the fourth quarter 2007 sale of a residential complex located in Columbia, Missouri.
Share Repurchase
We have an existing share repurchase program that authorizes management, at its discretion, to repurchase up to $20.0 million of our outstanding Common Shares. The program may be discontinued or extended at any time and there is no assurance that we will purchase the full amount authorized. The repurchase of our Common Shares was not a use of our liquidity during 2007 and there were no Common Shares repurchased by us during the six months ended June 30, 2008.
SOURCES OF LIQUIDITY
We intend on using Fund III, as well as new funds that we may establish in the future, as the primary vehicles for our future acquisitions, including investments in the RCP Venture and New York Urban/Infill Redevelopment initiative. Additional sources of capital for funding property acquisitions, redevelopment, expansion and re-tenanting and RCP Venture investments, are expected to be obtained primarily from (i) the issuance of public equity or debt instruments, (ii) cash on hand, (iii) additional debt financings, (iv) unrelated member capital contributions and (v) future sales of existing properties.
During the three months ended June 30, 2008, we entered into an agreement with Home Depot to terminate its lease at Fund II’s redevelopment property located in Canarsie, Brooklyn in exchange for a payment by Home Depot of $24.5 million. Proceeds, net of minority interests’ share, of $20.6 million were received during July 2008.
As of June 30, 2008, we had approximately $159.6 million of additional capacity under existing debt facilities and cash and cash equivalents on hand of $30.3 million.
Financing and Debt
At June 30, 2008, mortgage and convertible notes payable aggregated $677.9 million, net of unamortized premium of $0.9 million, and were collateralized by 59 properties and related tenant leases. Interest rates on our outstanding mortgage indebtedness and convertible notes payable ranged from 2.64% to 8.5% with maturities that ranged from July 2008 to November 2032. Taking into consideration $34.3 million of notional principal under variable to fixed-rate swap agreements currently in effect, $495.2 million of the portfolio, or 73.0%, was fixed at a 5.3% weighted average interest rate and $182.7 million, or 27.0% was floating at a 3.6% weighted average interest rate. There is $25.4 million and $175.8 million of debt scheduled to mature in 2008 and 2009, respectively, at weighted average interest rates of 6.1% for 2008 and 4.3% for 2009. As we may not have sufficient cash on hand to repay such indebtedness, we may have to refinance this indebtedness or select other alternatives based on market conditions at that time.
The following summarizes our financing and refinancing transactions since December 31, 2007:
During the six months ended June 30, 2008, the Company borrowed $43.3 million on four existing construction loans.
During February 2008, in conjunction with the purchase of a portfolio of properties, the Company assumed a loan of $34.9 million, which bears interest at a fixed rate of 5.9% and matures on June 11, 2009, and a loan of $5.1 million, which bears interest at a fixed rate of 5.4% and matures on December 1, 2009.
During the first quarter of 2008, the Company closed on a $41.5 million loan, which bears interest at a fixed rate of 5.3% and matures on March 16, 2011.
During the first quarter of 2008, the Company borrowed and repaid $14.2 million on an existing credit facility.
During the first quarter of 2008, the Company borrowed $83.0 million on an existing credit facility. The Company repaid $41.0 million of this facility during the first quarter of 2008.

The following table summarizes our mortgage indebtedness as of June 30, 2008 and December 31, 2007:

	June 30,	December 31,	Interest Rate		Properties	Payment
(dollars in millions)	2008	2007	at June 30, 2008	Maturity	Encumbered	Terms
Mortgage notes payable — variable-rate
Bank of America, N.A.	$9.7	$9.8	3.86% (LIBOR +1.40%)	6/29/2012	(1)	(31)
RBS Greenwich Capital	30.0	30.0	3.86% (LIBOR +1.40%)	4/1/2009	(2)	(32)
PNC Bank, National Association	11.2	10.0	4.11% (LIBOR +1.65%)	5/18/2009	(4)	(42)
Bank One, N.A.	2.7	2.8	4.46% (LIBOR +2.00%)	10/5/2008	(5)	(41)
Bank of America, N.A.	15.6	15.8	3.76% (LIBOR +1.30%)	12/1/2011	(7)	(31)
Bank of America, N.A.	—	—	3.81% (LIBOR +1.35%)	12/1/2010	(8)	(33)
Anglo Irish Bank Corporation	9.8	9.8	4.11% (LIBOR +1.65%)	10/30/2010	(11)	(32)
Eurohypo AG	61.5	37.2	4.21% (LIBOR +1.75%)	10/4/2009	(6)	(42)
Bank of America, N.A./ Bank of New York	34.5	34.5	3.21% (LIBOR +0.75%)	3/1/2009	(9)	(32)
Bank of America, N.A	42.0	—	2.64% (Commercial Paper +.5%)	10/9/2011	(10)	(32)
Interest rate swaps (43)	(34.3)	(34.3)

Total variable-rate debt	182.7	115.6

Mortgage notes payable — fixed-rate
RBS Greenwich Capital	14.6	14.8	5.64%	9/6/2014	(14)	(31)
RBS Greenwich Capital	17.6	17.6	4.98%	9/6/2015	(15)	(34)
RBS Greenwich Capital	12.5	12.5	5.12%	11/6/2015	(16)	(35)
Bear Stearns Commercial	34.6	34.6	5.53%	1/1/2016	(17)	(36)
Bear Stearns Commercial	20.5	20.5	5.44%	3/1/2016	(18)	(32)
LaSalle Bank, N.A.	3.7	3.7	8.50%	7/11/2008	(19)	(31)
GMAC Commercial	8.4	8.5	6.40%	11/1/2032	(20)	(31)
Column Financial, Inc.	9.7	9.8	5.45%	6/11/2013	(21)	(31)
Merrill Lynch Mortgage Lending, Inc.	23.5	23.5	6.06%	8/29/2016	(22)	(37)
Bank of China	19.0	19.0	5.83%	9/1/2008	(23)	(32)
Cortlandt Deposit Corp	2.5	4.9	6.62%	2/1/2009	(24)	(41)
Cortlandt Deposit Corp	2.3	4.9	6.51%	1/15/2009	(25)	(41)
Bank of America N.A.	25.5	25.5	5.80%	10/1/2017	(3)	(32)
Bear Stearns Commercial	26.3	26.3	5.88%	8/1/2017	(12)	(38)
Wachovia	26.0	26.0	5.42%	2/11/2017	(13)	(32)
Bear Stearns Commercial	17.4	—	7.18%	1/1/2020	(29)	(42)
GEMSA Loan Services, L.P.	5.0	—	5.37%	12/1/2009	(26)	(31)
Wachovia	34.7	—	5.86%	6/11/2009	(27)	(31)
GEMSA Loan Services, L.P.	41.5	—	5.30%	3/16/2011	(28)	(32)
Bear Stearns Commercial	0.6	—	7.14%	1/1/2020	(30)	(40)
Interest rate swaps (43)	34.3	34.3	5.86%	(45)

Total fixed-rate debt	380.2	286.4

Total fixed and variable debt	562.9	402.0

Valuation of debt at date of acquisition, net of amortization (44)	0.9	0.9

Total	$563.8	$402.9

Notes:

(1)	Village Commons Shopping Center

(2)	161st Street

(3)	216th Street

(4)	Liberty Avenue

(5)	Granville Center

(6)	Fordham Place

(7)	Branch Shopping Center

(8)	Marketplace of Absecon

Bloomfield Town Square

Hobson West Plaza

Village Apartments

Town Line Plaza

Methuen Shopping Center

Abington Towne Center

(9)	Acadia Strategic Opportunity Fund II, LLC

(10)	Acadia Strategic Opportunity Fund III, LLC

(11)	Tarrytown Center

(12)	Merrillville Plaza

(13)	239 Greenwich Avenue

(14)	New Loudon Center

(15)	Crescent Plaza

(16)	Pacesetter Park Shopping Center

(17)	Elmwood Park Shopping Center

(18)	Gateway Shopping Center

(19)	Clark-Diversey

(20)	Boonton Shopping Center

(21)	Chestnut Hill

(22)	Walnut Hill

(23)	Sherman Avenue

(24)	Kroger Portfolio

(25)	Safeway Portfolio

(26)	Acadia Suffern

(27)	Acadia Storage Company, LLC

(28)	Acadia Storage Post Portfolio CO, LLC

(29)	Pelham Manor

(30)	Atlantic Avenue

(31)	Monthly principal and interest.

(32)	Interest only monthly.

(33)	Annual principal and monthly interest.

(34)	Interest only monthly until 9/10; monthly principal and interest thereafter.

(35)	Interest only monthly until 12/08; monthly principal and interest thereafter.

(36)	Interest only monthly until 1/10; monthly principal and interest thereafter.

(37)	Interest only monthly until 10/11; monthly principal and interest thereafter.

(38)	Interest only monthly until 712 monthly principal and interest thereafter.

(39)	Interest only monthly until 11/12 monthly principal and interest thereafter.

(40)	Interest only monthly until 12/1/14 monthly principal and interest thereafter

(41)	Annual principal and semi-annual interest payments.

(42)	Interest only upon draw down on construction loan.

(43)	Maturing between 1/1/10 and 3/1/12.

(44)	In connection with the assumption of debt in accordance with the requirements so SFAS no. 141, the Company has recorded valuation premium that is being amortized to interest expense over the remaining terms of the underlying mortgage loans.

(45)	Represents the amount of the Company’s variable-rate debt that has been fixed through certain cash flow hedge transactions (Note 8).

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS
At June 30, 2008, maturities on our mortgage notes ranged from July 2008 to November 2032. In addition, we have non-cancelable ground leases at seven of our shopping centers. We also lease space for our corporate headquarters for a term expiring in 2015. The following table summarizes our debt maturities and obligations under non-cancelable operating leases as of June 30, 2008:

	Payments due by period
		Less than	1 to 3	3 to 5	More than
(dollars in millions)	Total	1 year	years	years	5 years
Contractual obligation
Future debt maturities	$677.9	$26.4	$193.7	$226.4	$231.4
Interest obligations on debt	151.4	16.5	49.7	34.0	51.2
Operating lease obligations	123.9	2.4	10.2	10.4	100.9

Total	$953.2	$45.3	$253.6	$270.8	$383.5

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
Reference is made to Note 7 in the Notes to Consolidated Financial Statements in Part 1, Item 1 in this Form 10-Q for a discussion of our unconsolidated investments. Our pro rata share of unconsolidated debt related to these investments is as follows:

(dollars in millions)	Pro rata share of	Interest rate at
Investment	mortgage debt	June 30, 2008	Maturity date
Crossroads	$31.2	5.37%	December 2014
Brandywine	36.9	5.99%	July 2016
CityPoint	1.7	4.71%	August 2008
Sterling Heights	1.0	4.31%	August 2010

Total	$70.8

In addition, we have arranged for the provision of seven separate letters of credit in connection with certain leases and investments. As of June 30, 2008, there were no outstanding balances under any of these letters of credit. If these letters of credit were fully drawn, the combined maximum amount of exposure would be $12.9 million.
HISTORICAL CASH FLOW
The following table compares the historical cash flow for the six months ended June 30, 2008 (“2008”) with the cash flow for the six months ended June 30, 2007 (“2007”)

	Six months ended June 30,
(dollars in millions)	2008	2007	Change

Net cash (used in) provided by operating activities	$(16.1)	$69.2	$(85.3)
Net cash used in investing activities	(213.6)	(87.3)	(126.3)
Net cash provided by (used in) financing activities	136.6	(0.7)	137.3

Total	$(93.1)	$(18.8)	$(74.3)

A discussion of the significant changes in cash flow for 2008 versus 2007 are as follows:
The variance in net cash provided by operating activities resulted from a decrease of $22.8 million in operating income before non-cash expenses in 2008, which was primarily due to the decrease of $22.7 million in distributions (primarily Albertson’s) of operating income from unconsolidated affiliates. In addition, a net decrease in cash of $62.6 million resulted from changes in operating assets and liabilities, primarily other assets and funding of escrows. The change in other assets primarily relates to additional short term financial instruments in 2008. The variance in funding of escrows is attributable to the repayment of funds in 2007 and the funding in 2008 of our tax deferred exchange transactions.

The increase in net cash used in investing activities resulted from $102.4 million of additional expenditures for real estate, development and tenant installations in 2008, $19.8 million of additional return of capital from unconsolidated affiliates (primarily Albertson’s) in 2007, $9.9 million of additional collections of notes receivable in 2007 as well as a $40.0 million preferred equity investment in 2008 and $3.1 million of additional notes receivable originated in 2008. These net increases were offset by $23.6 million of proceeds from the sale of property in 2008 and additional investments in unconsolidated affiliates of $25.3 million in 2007.
The increase in net cash provided by financing activities resulted from an additional $136.1 million of borrowings in 2008, an additional $10.1 million of contributions from partners and members and from minority interests in partially-owned affiliates in 2008 and a decrease of $34.5 million in distributions to partners and members in 2008. These increases were offset by an additional $18.0 million used for the repayment of debt in 2008, $15.0 million of additional cash received from the issuance of convertible debt in 2007 and an increase of $7.9 million of dividends paid to common shareholders in 2008.
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
Currently, we manage our exposure to fluctuations in interest rates primarily through the use of fixed-rate debt and interest rate swap agreements. As of June 30, 2008, we had total mortgage debt and convertible notes payable of $677.9 million, net of unamortized premium of $0.9 million, of which $495.2 million or 73%, was fixed-rate, inclusive of interest rate swaps, and $182.7 million, or 27%, was variable-rate based upon LIBOR or commercial paper rates plus certain spreads. As of June 30, 2008, we were a party to four interest rate swap transactions and one interest rate cap transaction to hedge our exposure to changes in interest rates with respect to $34.3 million and $30.0 million of LIBOR-based variable-rate debt, respectively.
Of our total consolidated outstanding debt, $25.4 million and $175.8 million will become due in 2008 and 2009, respectively. As we intend on refinancing some or all of such debt at the then-existing market interest rates which may be greater than the current interest rate, our interest expense would increase by approximately $2.0 million annually if the interest rate on the refinanced debt increased by 100 basis points. After giving effect to minority interest, the Company’s share of this increase would be $0.4 million. Interest expense on our consolidated variable-debt, net of variable to fixed-rate swap agreements currently in effect, as of June 30, 2008 would increase by $1.8 million annually if LIBOR increased by 100 basis points. After giving effect to minority interest, the Company’s share of this increase would be $0.4 million. We may seek additional variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, we would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.
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
None
Item 3. Defaults Upon Senior Securities.
None
Item 4. Submission of Matters to a Vote of Security Holders.
On May 14, 2008, we held our annual meeting of shareholders. The shareholders voted, in person or by proxy for the following proposals. The results of the voting are shown below:
Proposal 1 —
Election of Trustees:

	Votes Cast For	Votes Withheld

Kenneth F. Bernstein	26,894,830	27,141
Douglas Crocker II	26,579,658	342,313
Suzanne M. Hopgood	26,246,675	675,296
Lorrence T. Kellar	25,833,234	1,088,738
Wendy Luscombe	26,906,880	15,091
William T. Spitz	26,856,230	65,741
Lee S. Wielansky	26,171,982	749,989
Proposal 2 —
The ratification of the appointment of BDO Seidman, LLP as the Independent Registered Public Accounting Firm for the Company for the fiscal year ending December 31, 2008:

Votes Cast	Votes
For	Against	Abstain
26,487,882	67,104	2,145
Item 5. Other Information.
None
Item 6. Exhibits.
The information under the heading “Exhibit Index” below is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ACADIA REALTY TRUST

August 7, 2008	/s/ Kenneth F. Bernstein
Kenneth F. Bernstein
President and Chief Executive Officer (Principal Executive Officer)

August 7, 2008	/s/ Michael Nelsen
Michael Nelsen
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

3.1	Declaration of Trust of the Company, as amended (1)

3.2	Fourth Amendment to Declaration of Trust (2)

3.3	Amended and Restated By-Laws of the Company (3)

4.1	Voting Trust Agreement between the Company and Yale University dated February 27, 2002 (4)

31.1	Certification of Chief Executive Officer pursuant to rule 13a—14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (5)

31.2	Certification of Chief Financial Officer pursuant to rule 13a—14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (5)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)

99.1	Amended and Restated Agreement of Limited Partnership of the Operating Partnership (6)

99.2	First and Second Amendments to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership (6)

99.3	Third Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership (7)

99.4	Fourth Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership (7)

99.5	Certificate of Designation of Series A Preferred Operating Partnership Units of Limited Partnership Interest of Acadia Realty Limited Partnership (8)

99.6	Certificate of Designation of Series B Preferred Operating Partnership Units of Limited Partnership Interest of Acadia Realty Limited Partnership (7)

Notes:
(1)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal Year ended December 31, 1994

(2)	Incorporated by reference to the copy thereof filed as an Exhibit to Company’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 1998

(3)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2005.

(4)	Incorporated by reference to the copy thereof filed as an Exhibit to Yale University’s Schedule 13D filed on September 25, 2002

(5)	Filed herewith.

(6)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Registration Statement on Form S-3 filed on March 3, 2000

(7)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2003

(8)	Incorporated by reference to the copy thereof filed as an Exhibit to Company’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 1997