Form 10-Q
period 2008-09-30
ACADIA REALTY TRUST
filed 2008-11-06
CIK 899629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑
As of November 6, 2008 there were 32,355,431 common shares of beneficial interest, par value $.001 per share, outstanding.

ACADIA REALTY TRUST AND SUBSIDIARIES
FORM 10-Q

Part I. Financial Information
Item 1. Financial Statements.
ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
(dollars in thousands)	(unaudited)
ASSETS
Real estate
Land	$289,171	$231,502
Buildings and improvements	701,554	485,177
Construction in progress	51,470	77,608

	1,042,195	794,287
Less: accumulated depreciation	136,242	122,044

Net real estate	905,953	672,243
Cash and cash equivalents	61,476	123,343
Cash in escrow	31,232	6,637
Investments in and advances to unconsolidated affiliates	60,726	44,654
Preferred equity investment	40,000	—
Rents receivable, net	12,000	11,935
Notes receivable	87,498	57,662
Prepaid expenses and other assets, net	35,931	16,510
Deferred charges, net	21,521	18,879
Acquired lease intangibles, net	22,752	16,103
Assets of discontinued operations	14,506	31,046

	$1,293,595	$999,012

LIABILITIES AND SHAREHOLDERS’ EQUITY
Mortgage notes payable	$629,697	$402,903
Convertible notes payable	115,000	115,000
Acquired lease and other intangibles, net	4,974	5,651
Accounts payable and accrued expenses	18,544	14,833
Dividends and distributions payable	7,050	14,420
Distributions in excess of income from and investments in unconsolidated affiliates	20,232	20,007
Other liabilities	17,191	13,564
Liabilities of discontinued operations	2,036	787

Total liabilities	814,724	587,165

Minority interest in operating partnership	6,124	4,595
Minority interests in partially-owned affiliates	219,504	166,516

Total minority interests	225,628	171,111

Shareholders’ equity
Common shares	32	32
Additional paid-in capital	229,354	227,890
Accumulated other comprehensive loss	(962)	(953)
Retained earnings	24,819	13,767

Total shareholders’ equity	253,243	240,736

	$1,293,595	$999,012

See accompanying notes

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands, except per share amounts)	2008	2007	2008	2007

Revenues
Minimum rents	$18,351	$16,077	$56,605	$47,054
Percentage rents	75	74	257	278
Expense reimbursements	3,856	3,260	10,992	8,569
Lease termination income	(523)	—	23,977	—
Other property income	386	281	841	522
Management fee income	600	1,594	3,026	3,406
Interest income	4,580	2,586	9,257	7,662
Other	—	—	—	165

Total revenues	27,325	23,872	104,955	67,656

Operating Expenses
Property operating	4,884	2,775	14,018	8,682
Real estate taxes	3,053	2,410	8,524	6,533
General and administrative	7,138	5,336	19,871	16,326
Depreciation and amortization	8,295	5,967	22,199	17,572

Total operating expenses	23,370	16,488	64,612	49,113

Operating income	3,955	7,384	40,343	18,543
Gain on sale of land	—	—	763	—
Equity in earnings of unconsolidated affiliates	6,664	545	24,368	4,258
Interest and other finance expense	(7,563)	(5,632)	(20,455)	(16,624)
Minority interest	1,271	4,963	(21,064)	6,692

Income from continuing operations before income taxes	4,327	7,260	23,955	12,869
Income tax provision	(191)	191	(2,391)	(244)

Income from continuing operations	4,136	7,451	21,564	12,625

Discontinued Operations
Operating income from discontinued operations	868	250	3,096	1,980
Gain on sale of property	—	—	7,182	—
Minority interest	(17)	(5)	(201)	(39)

Income from discontinued operations	851	245	10,077	1,941

Income before extraordinary item	4,987	7,696	31,641	14,566

Extraordinary item
Share of extraordinary gain from investment in unconsolidated affiliate	—	6,510	—	30,200
Minority interest	—	(5,208)	—	(24,167)
Income tax provision	—	(508)	—	(2,356)

Extraordinary gain	—	794	—	3,677

Net income	$4,987	$8,490	$31,641	$18,243

Basic Earnings per Share
Income from continuing operations	$0.13	$0.23	$0.66	$0.39
Income from discontinued operations	0.02	0.01	0.31	0.06
Income from extraordinary item	—	0.02	—	0.11

Basic earnings per share	$0.15	$0.26	$0.97	$0.56

Diluted Earnings per Share
Income from continuing operations	$0.13	$0.23	$0.65	$0.38
Income from discontinued operations	0.02	0.01	0.31	0.06
Income from extraordinary item	—	0.02	—	0.11

Diluted earnings per share	$0.15	$0.26	$0.96	$0.55

See accompanying notes

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(unaudited)

	September 30,	September 30,
(dollars in thousands)	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$31,641	$18,243
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation and amortization	22,487	20,275
Gain on sale of property	(7,945)	—
Minority interests	21,265	17,514
Amortization of lease intangibles	3,447	525
Amortization of mortgage note premium	(773)	(91)
Share compensation expense	2,581	1,362
Equity in earnings of unconsolidated affiliates	(24,368)	(34,458)
Distributions of operating income from unconsolidated affiliates	11,753	33,862
Amortization of derivative settlement included in interest expense	—	202
Changes in assets and liabilities
Funding of escrows, net	(24,595)	16,002
Rents receivable	868	1,213
Prepaid expenses and other assets, net	(20,900)	815
Accounts payable and accrued expenses	4,711	2,292
Other liabilities	5,261	3,997

Net cash provided by operating activities	25,433	81,753

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate and improvements	(222,040)	(126,807)
Deferred acquisition and leasing costs	(3,975)	(958)
Investments in and advances to unconsolidated affiliates	(7,065)	(34,234)
Return of capital from unconsolidated affiliates	3,921	27,354
Collections on notes receivable	19,474	10,321
Advances on notes receivable	(49,310)	(8,014)
Preferred equity investment	(40,000)	—
Proceeds from sale of property	23,627	—

Net cash used in investing activities	(275,368)	(132,338)

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(unaudited)

	September 30,	September 30,
(dollars in thousands)	2008	2007
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on mortgage notes	$(65,217)	$(75,122)
Proceeds received on mortgage notes	252,817	113,986
Proceeds received on convertible notes	—	15,000
Payment of deferred financing and other costs	(2,284)	(1,401)
Capital contributions from partners and members and from minority interests in partially-owned affiliates	46,014	66,857
Distributions to partners and members and to minority interests in partially-owned affiliates	(13,708)	(59,866)
Dividends paid to Common Shareholders	(27,841)	(19,574)
Distributions to minority interests in Operating Partnership	(635)	(403)
Distributions on preferred Operating Partnership Units to minority interests	(21)	(18)
Repurchase and cancellation of shares	(2,102)	(1,094)
Common Shares issued under Employee Share Purchase Plan	204	475
Exercise of options to purchase Common Shares	841	130

Net cash provided by financing activities	188,068	38,970

Decrease in cash and cash equivalents	(61,867)	(11,615)
Cash and cash equivalents, beginning of period	123,343	139,571

Cash and cash equivalents, end of period	$61,476	$127,956

Supplemental disclosure of cash flow information
Cash paid during the period for interest, including capitalized interest of $16 and $28, respectively	$19,885	$15,920

Cash paid for income taxes	$2,704	$308

Supplemental disclosure of non-cash investing and financing activities
Acquisition of real estate through assumption of debt	$39,967	$—

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
All of the Company’s assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership (the “Operating Partnership”) and entities in which the Operating Partnership owns a controlling interest. As of September 30, 2008, the Trust controlled 98% of the Operating Partnership as the sole general partner. As the general partner, the Trust is entitled to share, in proportion to its percentage interest, in the cash distributions and profits and losses of the Operating Partnership. The limited partners represent entities or individuals who contributed their interests in certain properties or entities to the Operating Partnership in exchange for common or preferred units of limited partnership interest (“Common or Preferred OP Units”). Limited partners holding Common OP Units are generally entitled to exchange their units on a one-for-one basis for common shares of beneficial interest of the Trust (“Common Shares”). This structure is commonly referred to as an umbrella partnership REIT or “UPREIT.”
During 2001, the Company formed a partnership, Acadia Strategic Opportunity Fund I, LP (“Fund I”), and in 2004 formed a limited liability company, Acadia Mervyn Investors I, LLC (“Mervyns I”), with four institutional investors. The Operating Partnership committed a total of $20.0 million to Fund I and Mervyns I, and the four institutional shareholders committed $70.0 million, for the purpose of acquiring a total of approximately $300.0 million in investments. As of September 30, 2008, the Operating Partnership had contributed $16.5 million to Fund I and $2.7 million to Mervyns I.
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
During 2004, the Company, along with the investors from Fund I as well as two additional institutional investors, formed Acadia Strategic Opportunity Fund II, LLC (“Fund II”), and Acadia Mervyn Investors II, LLC (“Mervyns II”). With $300.0 million of committed discretionary capital, Fund II and Mervyns II combined expect to be able to acquire or develop up to $900.0 million of investments on a leveraged basis. The Operating Partnership’s share of committed capital is $60.0 million. The Operating Partnership is the managing member with a 20% interest in both Fund II and Mervyns II. The terms and structure of Fund II and Mervyns II are substantially the same as Fund I and Mervyns I, including the Promote structure, with the exception that the Preferred Return is 8%. As of September 30, 2008, the Operating Partnership had contributed $30.8 million to Fund II and $7.6 million to Mervyns II.
During 2007, the Company formed Acadia Strategic Opportunity Fund III LLC (“Fund III”) with 14 institutional investors, including all of the investors from Fund I and a majority of the investors from Fund II. With $503 million of committed discretionary capital, Fund III expects to be able to acquire or develop approximately $1.5 billion of assets on a leveraged basis. The Operating Partnership’s share of the committed capital is $100.0 million and it is the managing member with a 19.9% interest in Fund III. The terms and structure of Fund III are substantially the same as the previous Funds, including the Promote structure, with the exception that the Preferred Return is 6%. As of September 30, 2008, the Operating Partnership had contributed $19.2 million to Fund III.
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
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates. Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
During September of 2006, the Financial Accounting Statements Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value Measurements.” This SFAS defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This statement applies to accounting pronouncements that require or permit fair value measurements, except for share-based payment transactions under SFAS No. 123R. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, except for non-financial assets and liabilities, for which this statement will be effective for fiscal years beginning after November 15, 2008. SFAS No. 157 does not require any new fair value measurements or remeasurements of previously computed fair values. On January 1, 2008, the Company adopted SFAS No. 157 and it did not have a material impact to the Company’s financial statements or results of operations.
During February of 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This statement permits companies and not-for-profit organizations to make a one-time election to carry eligible types of financial assets and liabilities at fair value, even if fair value measurement is not required under GAAP. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 on January 1, 2008 with no impact to the Company’s financial statements or results of operations.
During May of 2008, the FASB issued a FASB Staff Position 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP 14-1”). FSP 14-1 requires the proceeds from the issuance of convertible debt be allocated between a debt component and an equity component. The debt component will be measured based on the fair value of similar debt without an equity conversion feature, and the equity component will be determined as the residual of the fair value of the debt deducted from the original proceeds received. The resulting discount on the debt component will be amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. FSP 14-1 is effective for fiscal years beginning after December 15, 2008, and is applied retrospectively to all periods presented. Early adoption of FSP 14-1 is not permitted. FSP 14-1 will change the accounting treatment of the Company’s $115.0 million 3.75% Convertible Notes Payable which were issued during December 2006 and January 2007. The Company estimates the adoption of FSP 14-1 beginning in fiscal year 2009 will reduce annual diluted earnings per share by approximately $0.06 per share. Additionally, the Company estimates that the adoption of FSP 14-1 will decrease the Company’s debt balance by approximately $11.3 million, with a corresponding increase to shareholders’ equity.
During December of 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” which, among other things, provides guidance and establishes amended accounting and reporting standards for a parent company’s noncontrolling or minority interest in a subsidiary. The Company is currently evaluating the impact of adopting SFAS No. 160, which is effective for fiscal years beginning on or after December 15, 2008.
During December of 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which replaces SFAS No. 141 Business Combinations. SFAS No. 141R and, among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired (including intangibles), the liabilities assumed and any noncontrolling interest in the acquired entity. The Company is currently evaluating the impact of adopting SFAS No. 141R, which is effective for fiscal years beginning on or after December 15, 2008.
During March of 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133.” SFAS No. 161 amends SFAS No. 133 to provide additional information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. It requires enhanced disclosures about an entity’s derivatives and hedging activities. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The adoption of SFAS No. 161 is not expected to have an impact on the Company’s financial condition or results of operations.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. BASIS OF PRESENTATION, (continued)
During October of 2008, the FASB issued a FASB Staff Position 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”) which clarifies the application of SFAS No. 157 Fair Value Measurements. FSP FAS 157-3 provides guidance in determining the fair value of a financial asset when the market for that financial asset is not active. The Company is currently evaluating the impact of FSP FAS 157-3 as it relates to the Company’s financial position and results of operations.
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
The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the periods indicated.

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Numerator:
Income from continuing operations — basic	$4,136	$7,451	$21,564	$12,625
Effect of dilutive securities:
Preferred OP Unit distributions	6	5	16	18

Numerator for diluted earnings per share	$4,142	$7,456	$21,580	$12,643

Denominator:
Weighted average shares for basic earnings per share	32,558	32,372	32,513	32,290
Effect of dilutive securities:
Employee share options	521	560	512	616
Convertible Preferred OP Units	—	25	25	55

Dilutive potential Common Shares	521	585	537	671

Denominator for diluted earnings per share	33,079	32,957	33,050	32,961

Basic earnings per share from continuing operations	$0.13	$0.23	$0.66	$0.39

Diluted earnings per share from continuing operations	$0.13	$0.23	$0.65	$0.38

The weighted average shares used in the computation of basic earnings per share include unvested restricted shares (“Restricted Shares”) and restricted OP units (“LTIP Units”) (Note 14) that are entitled to receive dividend equivalent payments. The effect of the conversion of Common OP Units is not reflected in the above table, as they are exchangeable for Common Shares on a one-for-one basis. The income allocable to such units is allocated on this same basis and reflected as minority interest in the accompanying consolidated financial statements. As such, the assumed conversion of these units would have no net impact on the determination of diluted earnings per share. The conversion of the convertible notes payable (Note 10) is not reflected in the table as such conversion would be anti-dilutive. The effect of the assumed conversion of 25,067 Series A Preferred OP Units would be dilutive for the nine months ended September 30, 2008 and they are included in the above table. The effect of the assumed conversion of 25,067 and 55,595 Series A and B Preferred OP Units for the three months and nine months ended September 30, 2007 would be dilutive and they are included in the table.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. COMPREHENSIVE INCOME
The following table sets forth comprehensive income for the three and nine months ended September 30, 2008 and 2007:

	Three months ended		Nine months ended
	September 30,		September 30
(dollars in thousands)	2008	2007	2008	2007

Net income	$4,987	$8,490	$31,641	$18,243
Other comprehensive loss	(36)	(551)	(9)	(71)

Comprehensive income	$4,951	$7,939	$31,632	$18,172

Other comprehensive income relates to the changes in the fair value of derivative instruments accounted for as cash flow hedges and the amortization, which is included in interest expense, of a derivative instrument.
The following table sets forth the change in accumulated other comprehensive loss for the nine months ended September 30, 2008:
Accumulated other comprehensive loss

(dollars in thousands)
Balance at December 31, 2007	$(953)
Unrealized loss on valuation of derivative instruments and amortization of derivative instrument	(9)

Balance at September 30, 2008	$(962)

5. SHAREHOLDERS’ EQUITY AND MINORITY INTERESTS
The following table summarizes the change in the shareholders’ equity and minority interests since December 31, 2007:

		Minority interest	Minority interest in
	Shareholders’	in Operating	partially-owned
(dollars in thousands)	Equity	Partnership	affiliates
Balance at December 31, 2007	$240,736	$4,595	$166,516
Dividends and distributions declared of $0.63 per Common Share and Common OP Unit	(20,589)	(543)	—
Net income for the period January 1 through September 30, 2008	31,641	562	20,703
Distributions paid	—	—	(13,708)
Other comprehensive income — Unrealized Gain (loss) on valuation of derivative instruments	(9)	—	(21)
Common Shares issued under Employee Share Purchase Plan	131	—	—
Minority interest contributions	—	—	46,014
Issuance of Common Shares to Trustees	73	—	—
Employee exercise of options to purchase Common Shares	841	—	—
Employee Restricted Share awards	2,417	—	—
Employee Restricted Shares cancelled	(1,998)	—	—
Employee LTIP Unit awards	—	1,510	—

Balance at September 30, 2008	$253,243	$6,124	$219,504

Minority interest in the Operating Partnership represents (i) the limited partners’ 642,272 Common OP Units at September 30, 2008 and December 31, 2007, (ii) 188 Series A Preferred OP Units at September 30, 2008 and December 31, 2007, with a stated value of $1,000 per unit, which are entitled to a preferred quarterly distribution of the greater of (a) $22.50 (9% annually) per Series A Preferred OP Unit or (b) the quarterly distribution attributable to a Series A Preferred OP Unit if such unit were converted into a Common OP Unit.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5. SHAREHOLDERS’ EQUITY AND MINORITY INTERESTS, (continued)
For the nine months ended September 30, 2008, 83,042 employee restricted Common Shares (“Restricted Shares”) were cancelled to pay the employees’ income taxes due on the value of the portion of the Restricted Shares that vested during the period. During the three and nine months ended September 30, 2008, the Company recognized accrued Common Share and Common OP Unit-based compensation totaling $0.9 million and $2.7 million, respectively.
Minority interests in partially owned affiliates include third-party interests in Fund I, II and III, and Mervyns I and II and three other entities.
The following table summarizes the minority interests’ contributions and distributions since December 31, 2007:

(dollars in thousands)	Contributions	Distributions
Partially-owned affiliates	$—	$108
Fund I	—	5,437
Fund II	8,305	8,139
Fund III	37,709	24

	$46,014	$13,708

6 ACQUISITION AND DISPOSITION OF PROPERTIES AND DISCONTINUED OPERATIONS
Acquisition of Properties
On February 29, 2008, the Company acquired a portfolio of 11 self-storage properties located throughout New York and New Jersey for approximately $174.0 million. The portfolio totals approximately 920,000 net rentable square feet. Ten properties are operating and one is currently under construction. The Company has completed its purchase price allocation in accordance with SFAS No. 141.
On April 22, 2008, the Company acquired a 20,000 square foot single tenant retail property located in Manhattan, New York for $9.7 million.
Discontinued Operations
In accordance with SFAS No. 144, which requires discontinued operations presentation for disposals of a “component” of an entity, for all periods presented, the Company reclassified its consolidated statements of income to reflect income and expenses for properties that were sold or became held for sale prior to September 30, 2008, as discontinued operations and reclassified its consolidated balance sheets to reflect assets and liabilities related to such properties as assets and liabilities related to discontinued operations.
The combined assets and liabilities of properties held for sale for the period ended September 30, 2008 and December 31, 2007 and the combined results of operations for the three and nine months ended September 30, 2008 and September 30, 2007 are reported separately as discontinued operations. Discontinued operations include Ledgewood Mall located in Ledgewood, New Jersey and a residential complex located in Winston-Salem, North Carolina. The residential complex was sold during April of 2008. Ledgewood Mall was under a firm contract of sale as of September 30, 2008. In addition, 2007 discontinued operations included Amherst Market Place, Sheffield Crossing and a residential complex located in Missouri, all of which the Company sold during the fourth quarter of 2007.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6 ACQUISITION AND DISPOSITION OF PROPERTIES AND DISCONTINUED OPERATIONS, (continued)
The combined assets and liabilities and results of operations of the properties classified as discontinued operations are summarized as follows:

	September 30,	December 31,
(dollars in thousands)	2008	2007
ASSETS
Net real estate	$10,965	$26,351
Rents, receivable, net	581	1,514
Prepaid expenses	138	166
Deferred charges, net	2,801	2,946
Other assets	21	69

Total assets of discontinued operations	$14,506	$31,046

LIABILITIES
Accounts payable and accrued expenses	$35	$456
Other liabilities	2,001	331

Total liabilities of discontinued operations	$2,036	$787

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2008	2007	2008	2007
Total revenues	$1,415	$4,092	$5,999	$12,252
Total expenses	547	3,842	2,903	10,272

Operating income	868	250	3,096	1,980

Gain on sale of property	—	—	7,182	—
Minority interest	(17)	(5)	(201)	(39)

Income from discontinued operations	$851	$245	$10,077	$1,941

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. INVESTMENTS
A. Investments In and Advances to Unconsolidated Partnerships
Retailer Controlled Property Venture (“RCP Venture”)
During January of 2004, the Company commenced the RCP Venture with Klaff Realty, LP (“Klaff”) and Lubert-Adler Management, Inc., through a limited liability company (“KLA”), for the purpose of making investments in surplus or underutilized properties owned by retailers. As of September 30, 2008, the Company has invested $59.1 million through the RCP Venture on a non-recourse basis. The expected size of the RCP Venture is approximately $300 million, of which the Company’s share is $60 million. Cash flow from any investment in which the RCP Venture participants elect to invest, is to be distributed to the participants until they have received a 10% cumulative return and a full return of all contributions. Thereafter, remaining cash flow is to be distributed 20% to Klaff and 80% to the partners (including Klaff).
Mervyns Department Stores
During September of 2004, the RCP Venture invested in a consortium to acquire the Mervyns Department Store chain (“Mervyns”) consisting of 262 stores (“REALCO”) and its retail operation (“OPCO”) from Target Corporation. The gross acquisition price of $1.2 billion was financed with $800 million of debt and $400 million of equity. The Company contributed $23.2 million of equity and received an approximate 5.2% interest in REALCO and an approximate 2.5% interest in OPCO. To date, REALCO has disposed of a significant portion of the portfolio. In addition, in November 2007, the Company sold its interest in OPCO and, as a result, has no further direct OPCO exposure. As of September 30, 2008, a majority of the REALCO properties were occupied by tenants other than OPCO.
During 2005 and 2007, the Company made add-on investments in Mervyns totaling $2.0 million. The Company made additional add-on investments of $1.1 million during the nine months ended September 30, 2008. The Company accounts for these add-on investments using the cost method due to the minor ownership interest and the inability to exert influence over KLA’s operating and financial policies.
The table below summarizes the Company’s invested capital and distributions received from its Mervyns investment.
Albertson’s
During June of 2006, the RCP Venture made its second investment as part of an investment consortium, acquiring Albertson’s and Cub Foods, of which the Company’s share was $20.7 million. An extraordinary gain of $30.2 million recognized during the nine months ended September 30, 2007 represented the Company’s share of the excess of fair value of net assets acquired over the purchase price in accordance with SFAS No. 141 as reported by Albertson’s.
During 2007, the Company made add-on investments in Albertson’s totaling $2.8 million. The Company accounts for these add-on investments using the cost method due to the minor ownership interest and the inability to exert influence over KLA’s operating and financial policies. For the nine months ended September 30, 2008, the Company received distributions of $8.4 million from its Albertson’s investment.
The table below summarizes the Company’s invested capital and distributions received from its Albertson’s investment.
Other Investments
During 2006, the Company made investments of $1.1 million in Shopko, a regional multi-department retailer that, at the time of acquisition, had 358 stores located throughout the Midwest, Mountain and Pacific Northwest, and $0.7 million in Marsh, a regional supermarket chain, that at the time of acquisition, operated 271 stores in central Indiana, Illinois and western Ohio, through the RCP Venture. During 2007, the Company received a $1.1 million cash distribution from the Shopko investment representing 100% of its invested capital. The Company made investments of $2.0 million in additional add-on investments in Marsh during the nine months ended September 30, 2008. In addition, in July 2008, the Company received distributions of $1.0 million from Marsh.
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

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. INVESTMENTS (continued)
A. Investments In and Advances to Unconsolidated Partnerships (continued)
The following table summarizes the Company’s RCP Venture investments from inception through September 30, 2008:

(dollars in thousands)					Operating Partnership Share
			Invested		Invested
			Capital		Capital
		Year	and		and
Investor	Investment	Acquired	Advances	Distributions	Advances	Distributions
Mervyns I and Mervyns II	Mervyns	2004	$26,061	$45,966	$4,901	$11,251
Mervyns I and Mervyns II	Mervyns add-on
	investments	2005/2008	3,119	1,342	283	283
Mervyns II	Albertson’s	2006	20,717	61,560	4,239	11,447
Mervyns II	Albertson’s add-on
	investments	2006/2007	2,765	833	386	93
Fund II	Shopko	2006	1,100	1,100	220	220
Fund II	Marsh	2006	667	—	133	—
Fund II	Marsh add-on	2008	2,000	1,010	400	202
Mervyns II	Rex Stores	2007	2,701	—	535	—

Total			$59,130	$111,811	$11,097	$23,496

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
Fund II’s approximately 25% investment in CityPoint is accounted for using the equity method. The Company has determined that CityPoint is a variable interest entity, and the Company is not the primary beneficiary. The Company’s maximum exposure is its current investment balance of $32.6 million.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. INVESTMENTS, (continued)
A. Investments In and Advances to Unconsolidated Partnerships (continued)
Summary of Investments in Unconsolidated Affiliates
The following tables summarize the Company’s investments in unconsolidated affiliates as of September 30, 2008 and December 31, 2007.

	September 30, 2008
	RCP		Brandywine		Other
(dollars in thousands)	Venture	CityPoint	Portfolio	Crossroads	Investments	Total
Balance Sheets
Assets:
Rental property, net	$—	$156,558	$130,331	$5,244	$11,607	$303,740
Investment in unconsolidated affiliates	357,699	—	—	—	—	357,699
Other assets	—	3,166	9,237	4,623	2,757	19,783

Total assets	$357,699	$159,724	$139,568	$9,867	$14,364	$681,222

Liabilities and partners’ equity
Mortgage note payable	$—	$34,000	$166,200	$63,391	$5,232	$268,823
Other liabilities	—	790	7,918	1,215	1,110	11,033
Partners’ equity (deficit)	357,699	124,934	(34,550)	(54,739)	8,022	401,366

Total liabilities and partners’ equity	$357,699	$159,724	$139,568	$9,867	$14,364	$681,222

Company’s investment in and advances to unconsolidated affiliates	$24,633	$32,592	$—	$—	$3,501	$60,726

Share of distributions in excess of share of income and investment in unconsolidated affiliates	$—	$—	$(7,974)	$(12,258)	$—	$(20,232)

	December 31, 2007
	RCP		Brandywine		Other
(dollars in thousands)	Venture	CityPoint	Portfolio	Crossroads	Investments	Total
Balance Sheets
Assets
Rental property, net	$—	$145,775	$136,942	$5,552	$38,137	$326,406
Investment in unconsolidated affiliates	195,672	—	—	—	—	195,672
Other assets	—	3,046	10,631	4,372	6,650	24,699

Total assets	$195,672	$148,821	$147,573	$9,924	$44,787	$546,777

Liabilities and partners’ equity
Mortgage note payable	$—	$34,000	$166,200	$64,000	$33,084	$297,284
Other liabilities	—	2,213	9,629	1,112	2,307	15,261
Partners’ equity (deficit)	195,672	112,608	(28,256)	(55,188)	9,396	234,232

Total liabilities and partners’ equity	$195,672	$148,821	$147,573	$9,924	$44,787	$546,777

Company’s investment in and advances to unconsolidated affiliates	$9,813	$28,890	$—	$—	$5,951	$44,654

Share of distributions in excess of share of income and investment in unconsolidated affiliates	$—	$—	$(7,822)	$(12,185)	$—	$(20,007)

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. INVESTMENTS, (continued)
A. Investments In and Advances to Unconsolidated Partnerships (continued)
Summary of Investments in Unconsolidated Affiliates (continued)

	Three Months Ended September 30, 2008
	RCP	Brandywine		Other
(dollars in thousands)	Venture	Portfolio	Crossroads	Investments	Total
Statements of Operations
Total revenue	$—	$4,937	$2,046	$480	$7,463
Operating and other expenses	—	1,513	767	290	2,570
Interest expense	—	2,547	871	84	3,502
Equity in earnings of affiliates	40,091	—	—	—	40,091
Depreciation and amortization	—	955	116	388	1,459
Gain on sale of property, net	—	—	—	—	—

Net income (loss)	$40,091	$(78)	$292	$(282)	$40,023

Company’s share of net income (loss)	$6,772	$(17)	$142	$(136)	$6,761
Amortization of excess investment	—	—	(97)	—	(97)

Company’s share of net income (loss)	$6,772	$(17)	$45	$(136)	$6,664

	Three Months Ended September 30, 2007
	RCP	Brandywine		Other
(dollars in thousands)	Venture	Portfolio	Crossroads	Investments	Total
Statements of Operations
Total revenue	$—	$5,196	$2,138	$1,784	$9,118
Operating and other expenses	—	1,458	675	(162)	1,971
Interest expense	—	2,546	878	630	4,054
Equity in earnings of affiliates	(5,805)	—	—	—	(5,805)
Equity in earnings of unconsolidated affiliates extraordinary gain	25,736	—	—	—	25,736
Depreciation and amortization	—	878	103	2,469	3,450

Net income (loss)	$19,931	$314	$482	$(1,153)	$19,574

Company’s share of net income	$(2,317)	$71	$236	$2,652	$642
Amortization of excess investment	—	—	(97)	—	(97)

Company’s share of net income (loss) before extraordinary gain	$(2,317)	$71	$139	$2,652	$545

Company’s share of extraordinary gain	$6,510	$—	$—	$—	$6,510

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. INVESTMENTS, (continued)
A. Investments In and Advances to Unconsolidated Partnerships (continued)
Summary of Investments in Unconsolidated Affiliates (continued)

	Nine Months Ended September 30, 2008
	RCP	Brandywine		Other
(dollars in thousands)	Venture	Portfolio	Crossroads	Investments	Total
Statements of Operations
Total revenue	$—	$14,822	$5,992	$2,298	$23,112
Operating and other expenses	—	4,336	2,418	1,631	8,385
Interest expense	—	7,584	2,602	439	10,625
Equity in earnings of affiliates	189,678	—	—	—	189,678
Depreciation and amortization	—	2,937	522	756	4,215
Gain on sale of property, net	—	—	—	6,838	6,838

Net income	$189,678	$(35)	$450	$6,310	$196,403

Company’s share of net income (loss)	$21,147	$(8)	$219	$3,301	$24,659
Amortization of excess investment	—	—	(291)	—	(291)

Company’s share of net income (loss)	$21,147	$(8)	$(72)	$3, 301	$24,368

	Nine Months Ended September 30, 2007
	RCP	Brandywine		Other
(dollars in thousands)	Venture	Portfolio	Crossroads	Investments	Total
Statements of Operations
Total revenue	$—	$14,853	$6,246	$4,401	$25,500
Operating and other expenses	—	4,327	1,957	1,117	7,401
Interest expense	—	7,556	2,606	1,765	11,927
Equity in earnings of affiliates	41,785	—	—	—	41,785
Equity in earnings of unconsolidated affiliates — Extraordinary gain	151,000	—	—	—	151,000
Depreciation and amortization	—	2,376	318	3,829	6,523

Net income (loss)	$192,785	$594	$1,365	$(2,310)	$192,434

Company’s share of net income	$1,303	$130	$667	$2,449	$4,549
Amortization of excess investment	—	—	(291)	—	(291)

Company’s share of net income (loss) before extraordinary gain	$1,303	$130	$376	$2,449	$4,258

Company’s share of extraordinary gain	$30,200	$—	$—	$—	$30,200

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

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8. DERIVATIVE FINANCIAL INSTRUMENTS
The following table summarizes the notional values and fair values of the Company’s derivative financial instruments as of September 30, 2008. The notional value does not represent exposure to credit, interest rate or market risks.

(dollars in thousands)
Derivative Instrument	Notional Value	Interest Rate	Maturity	Fair Value
LIBOR Swap	$4,489	4.71%	1/1/10	$(85)
LIBOR Swap	11,005	4.90%	10/1/11	(404)
LIBOR Swap	8,234	5.14%	3/1/12	(377)
LIBOR Swap	9,800	4.47%	10/29/10	(229)

Total Interest Rate Swaps	$33,528			(1,095)

Interest Rate Cap
LIBOR Cap	$30,000	6.0%	4/1/09	(28)

Net derivative instrument liability				$(1,123)

9. MORTGAGE LOANS
During the nine months ended September 30, 2008, the Company borrowed $55.8 million on four existing construction loans.
During February 2008, in conjunction with the purchase of a portfolio of self-storage properties, the Company assumed a loan of $34.9 million, which bears interest at a fixed rate of 5.9% and matures on June 11, 2009, and a loan of $5.1 million, which bears interest at a fixed rate of 5.4% and matures on December 1, 2009.
During the first quarter of 2008, the Company closed on a $41.5 million mortgage loan secured by five properties, which bears interest at a fixed rate of 5.3% and matures on March 16, 2011.
During the third quarter of 2008, the Company paid off $3.7 million of mortgage debt which was secured by a property.
The following table sets forth certain information pertaining to the Company’s secured credit facilities:

						Amount
			2008 net			available
			borrowings		Letters	under
		Amount	(repayments)	Amount	of credit	credit
	Total	borrowed	during the nine	borrowed	outstanding	facilities
	available	as of	months ended	as of	as of	as of
(dollars in thousands)	credit	December 31,	September 30,	September 30,	September 30,	September 30,
Borrower	facilities	2007	2008	2008	2008	2008
Acadia Realty, LP	$72,250	$—	$37,900	$37,900	$11,906	$22,444
Acadia Realty, LP	30,000	—	—	—	—	30,000
Fund II	70,000	34,500	181	34,681	11,073	24,246
Fund III	125,000	—	62,250	62,250	500	62,250

Total	$297,250	$34,500	$100,331	$134,831	$23,479	$138,940

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

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Derivative Instruments — The Company’s derivative financial liabilities primarily represent interest rate swaps and a cap and are valued using Level 2 inputs. The fair value of these instruments is based upon the estimated amounts the Company would receive or pay to terminate the contracts as of September 30, 2008 and is determined using interest rate market pricing models. With the adoption of SFAS No. 157, the Company has amended the techniques used in measuring the fair value of its derivative positions. This amendment includes the impact of credit valuation adjustments on derivatives measured at fair value. The implementation of this amendment did not have a material impact on the Company’s consolidated financial position or results of operations.
Mortgage Notes Payable and Convertible Notes Payable — The value of the Company’s mortgage and convertible notes payable are valued using Level 3 inputs. The Company determines the estimated fair value of its mortgage and convertible notes payable through the use of valuation methodologies using current market interest rate data.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. F AIR VALUE MEASUREMENTS (continued)
The following table presents the Company’s assets and liabilities measured at fair value based on level of inputs at September 30, 2008:

(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Preferred equity investment	$—	$—	$40,000	$40,000
Notes receivable	—	—	87,498	87,498

Total assets measured at fair value	$—	$—	$127,498	$127,498

Liabilities
Derivatives	$—	$1,123	$—	$1,123
Mortgage and convertible notes payable	—	—	733,372	733,372

Total liabilities measured at fair value	$—	$1,123	$733,372	$734,495

The following table reflects the changes in the Company’s Level 3 financial assets and liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2008:
(dollars in thousands)

		Net realized/		Purchases,	Balance at
	Balance at	unrealized gains (losses)	Net unrealized	issuances and	September 30,
	January 1, 2008	included in earnings	gains (losses)	settlements	2008
Assets
Preferred equity investment	$—	$—	$—	$40,000	$40,000
Notes receivable	57,662	—	—	29,836	87,498

Total assets measured at fair value	$57,662	$—	$—	$69,836	$127,498

		Net realized/		Purchases,	Balance at
	Balance at	unrealized gains (losses)	Net unrealized	issuances and	September 30,
	January 1, 2008	included in earnings	gains (losses)	settlements	2008
Liabilities
Mortgage and convertible notes payable measured at fair value	$519,371	$—	$(13,565)	$227,566	$733,372

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12. RELATED PARTY TRANSACTIONS
The Company earns asset management, leasing, disposition, development and construction fees for providing services to an existing portfolio of retail properties and/or leasehold interests in which Klaff has an interest. Fees earned by the Company in connection with this portfolio were $0.3 million and $0.4 million for the three months ended September 30, 2008 and 2007, respectively, and $0.9 million and $1.6 million for the nine months ended September 30, 2008 and 2007, respectively.
Lee Wielansky, the Lead Trustee of the Company, was paid a consulting fee of $25,000 for each of the three months ended September 30, 2008 and 2007, respectively and $75,000 for the nine months ended September 30, 2008 and 2007, respectively.
13. SEGMENT REPORTING
The Company has three reportable segments: Core Portfolio, Opportunity Funds and Other, which primarily consists of management fee and interest income. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates property performance primarily based on net operating income before depreciation, amortization and certain nonrecurring items. Investments in the Core Portfolio are typically held long-term. Given the finite life of the Opportunity Funds, these investments are typically held for shorter terms. Fees earned by the Company as general partner/member of the Opportunity Funds are eliminated in consolidation and recognized through a reduction in minority interest expense in the Company’s consolidated financial statements in accordance with GAAP. The Company is currently in the process of reviewing its reportable segments to determine whether the recently acquired self-storage portfolio should be reported as a separate segment. The Company anticipates having the review completed by December 31, 2008. The following table sets forth certain segment information for the Company, reclassified for discontinued operations, as of and for the three and nine months ended September 30, 2008 and 2007 (does not include unconsolidated affiliates):
Three Months Ended September 30, 2008

	Reportable Segments
				Amounts
	Core	Opportunity		Eliminated in
(dollars in thousands)	Portfolio	Funds	Other	Consolidation	Total
Revenues	$14,240	$7,280	$9,739	$(3,934)	$27,325
Property operating expenses and real estate taxes	3,922	3,965	—	50	7,937
Other expenses	6,720	4,142	—	(3,724)	7,138

Net income before depreciation and amortization	$3,598	$(827)	$9,739	$(260)	$12,250

Depreciation and amortization	$4,264	$4,031	$—	$—	$8,295

Interest expense	$4,370	$3,197	$—	$(4)	$7,563

Real estate at cost	$443,342	$602,822	$—	$(3,969)	$1,042,195

Total assets	$491,201	$679,204	$127,498	$(4,308)	$1,293,595

Expenditures for real estate and improvements	$1,154	$31,953	$—	$—	$33,107

Reconciliation to net income
Net property income before depreciation and amortization					$12,250
Gain on sale of land					—
Depreciation and amortization					(8,295)
Equity in earnings of unconsolidated affiliates					6,664
Interest expense					(7,563)
Income tax provision					(191)
Minority interest					1,271
Income from discontinued operations					851
Gain on sale					—

Net income					$4,987

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13. SEGMENT REPORTING (continued)
Nine Months Ended September 30, 2008

	Reportable Segments
				Amounts
	Core	Opportunity		Eliminated in
(dollars in thousands)	Portfolio	Funds	Other	Consolidation	Total
Revenues	$44,130	$47,906	$31,932	$(19,013)	$104,955
Property operating expenses and real estate taxes	12,637	13,449	—	(3,544)	22,542
Other expenses	20,078	10,950	—	(11,157)	19,871

Net income before depreciation and amortization	$11,415	$23,507	$31,932	$(4,312)	$62,542

Depreciation and amortization	$12,337	$9,862	$—	$—	$22,199

Interest expense	$12,849	$7,610	$—	$(4)	$20,455

Real estate at cost	$443,342	$602,822	$—	$(3,969)	$1,042,195

Total assets	$491,201	$679,204	$127,498	$(4,308)	$1,293,595

Expenditures for real estate and improvements	$16,322	$205,718	$—	$—	$222,040

Reconciliation to net income
Net property income before depreciation and amortization					$62,542
Gain on sale of land					763
Depreciation and amortization					(22,199)
Equity in earnings of unconsolidated affiliates					24,368
Interest expense					(20,455)
Income tax provision					(2,391)
Minority interest					(21,064)
Income from discontinued operations					2,895
Gain on sale					7,182

Net income					$31,641

Three Months Ended September 30, 2007

	Reportable Segments
				Amounts
	Core	Opportunity		Eliminated in
(dollars in thousands)	Portfolio	Funds	Other	Consolidation	Total
Revenues	$14,279	$5,409	$10,478	$(6,294)	$23,872
Property operating expenses and real estate taxes	3,949	1,307	—	(71)	5,185
Other expenses	5,958	4,477	—	(5,099)	5,336

Net income before depreciation and amortization	$4,372	$(375)	$10,478	$(1,124)	$13,351

Depreciation and amortization	$3,719	$2,248	$—	$—	$5,967

Interest expense	$4,235	$1,517	$—	$(120)	$5,632

Real estate at cost	$453,034	$259,595	$—	$(1,876)	$710,753

Total assets	$560,124	$341,213	$36,116	$(2,458)	$934,995

Expenditures for real estate and improvements	$2,244	$35,452	$—	$—	$37,696

Reconciliation to net income
Net property income before depreciation and amortization					$13,351
Depreciation and amortization					(5,967)
Equity in earnings of unconsolidated affiliates					545
Interest expense					(5,632)
Income tax provision					191
Minority interest					4,963
Income from discontinued operations					245
Income from extraordinary gain					794

Net income					$8,490

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13. SEGMENT REPORTING (continued)
Nine Months Ended September 30, 2007

	Reportable Segments
				Amounts
	Core	Opportunity		Eliminated in
(dollars in thousands)	Portfolio	Funds	Other	Consolidation	Total
Revenues	$41,619	$14,951	$23,384	$(12,298)	$67,656
Property operating expenses and real estate taxes	11,779	3,655	—	(219)	15,215
Other expenses	17,705	7,887	—	(9,266)	16,326

Net income before depreciation and amortization	$12,135	$3,409	$23,384	$(2,813)	$36,115

Depreciation and amortization	$10,761	$6,811	$—	$—	$17,572

Interest expense	$12,960	$4,019	$—	$(355)	$16,624

Real estate at cost	$453,034	$259,595	$—	$(1,876)	$710,753

Total assets	$560,124	$341,213	$36,116	$(2,458)	$934,995

Expenditures for real estate and improvements	$58,281	$68,526	$—	$—	$126,807

Reconciliation to net income
Net property income before depreciation and amortization					$36,115
Depreciation and amortization					(17,572)
Equity in earnings of unconsolidated affiliates					4,258
Interest expense					(16,624)
Income tax provision					(244)
Minority interest					6,692
Income from discontinued operations					1,941
Income from extraordinary gain					3,677

Net income					$18,243

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
The total value of the above Restricted Shares and LTIP Units issued was $4.9 million, of which $1.4 million was recognized in compensation expense in 2007 and represented executive cash bonuses used to purchase a portion of the Restricted Shares, and $3.5 million will be recognized in compensation expense over the vesting period. Compensation expense of $0.1 million and $0.4 million has been recognized in the accompanying financial statements related to these Restricted Shares and LTIP Units for the three and nine months ended September 30, 2008. Total stock-based compensation expense, including the expense related to the above-mentioned plans, for the three and nine months ended September 30, 2008 was $0.9 million and $2.7 million, respectively.
On May 14, 2008, the Company issued 4,250 unrestricted Common Shares to Trustees of the Company in connection with Trustee fees. The Company also issued 12,000 Restricted Shares to Trustees, which vest over three years with 33% vesting on each of the next three anniversaries of the issuance date. The Restricted Shares do not carry voting rights or other rights of Common Shares until vesting and may not be transferred, assigned or pledged until the recipients have a vested non-forfeitable right to such shares. Dividends are not paid currently on unvested Restricted Shares, but are paid cumulatively, from the issuance date through the applicable vesting date of such Restricted Shares vesting. Trustee fee expense of $16,000 and $156,000 has been recognized for the three and nine months ended September 30, 2008 related to these unrestricted Common Shares and Restricted Shares.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15. DIVIDENDS AND DISTRIBUTIONS PAYABLE
On August 12, 2008, the Board of Trustees of the Company approved and declared a cash dividend for the quarter ended September 30, 2008 of $0.21 per Common Share and Common OP Unit. The dividend was paid on October 15, 2008 to shareholders of record as of September 30, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is based on the consolidated financial statements of the Company as of September 30, 2008 and 2007 and for the three and nine months then ended. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.
FORWARD-LOOKING STATEMENTS
Certain statements contained in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results performance or achievements expressed or implied by such forward-looking statements. Such factors are set forth under the heading “Item 1A. Risk Factors” in our Form 10-K for the year ended December 31, 2007 and Item 1A of Part II of this Form 10-Q and include, among others, the following: general economic and business conditions, which will, among other things, affect demand for rental space, the availability and creditworthiness of prospective tenants, lease rents and the availability of financing; adverse changes in our real estate markets, including, among other things, competition with other companies; risks of real estate development and acquisition; governmental actions and initiatives; and environmental/safety requirements. Except as required by law, we do not undertake any obligation to update or revise any forward-looking statements contained in this Form 10-Q.
OVERVIEW
We currently operate 85 properties, which we own or have an ownership interest in, within our Core Portfolio or within our three opportunity funds (the “Opportunity Funds”). These properties consist of commercial properties, primarily neighborhood and community shopping centers, self-storage and mixed-use properties with a retail component. The properties we operate are located primarily in the Northeast, Mid-Atlantic and Midwestern regions of the United States. Our Core Portfolio consists of 35 properties comprising approximately 5.5 million square feet. Fund I has 27 properties comprising approximately 1.3 million square feet. Fund II has ten properties, the majority of which are currently under redevelopment and is expected to have approximately 2.3 million square feet upon completion of redevelopment activities. Fund III has 13 properties totaling approximately 1.2 million square feet. The majority of our operating income derives from the rental revenues from these properties, including recoveries from tenants, offset by operating and overhead expenses. As our RCP Venture invests in operating companies, we consider these investments to be private-equity style, as opposed to real estate, investments. Since these are not traditional investments in operating rental real estate, the Operating Partnership invests in these through a taxable REIT subsidiary (“TRS”).
Our primary business objective is to acquire and manage commercial retail properties that will provide cash for distributions to shareholders while also creating the potential for capital appreciation to enhance investor returns. We focus on the following fundamentals to achieve this objective:
-	Own and/or operate a portfolio of community and neighborhood shopping centers, self-storage and mixed-use properties, located in high barrier-to-entry markets with strong demographic features.

-	Generate internal growth within the Core Portfolio through aggressive redevelopment, re-anchoring and leasing activities.

-	Generate external growth through an opportunistic yet disciplined acquisition program. The emphasis is on targeting transactions with high inherent opportunity for the creation of additional value through redevelopment and leasing and/or transactions requiring creative capital structuring to facilitate the transactions.

-	Partner with private equity investors for the purpose of making investments in operating retailers with significant embedded value in their real estate assets.

-	Maintain a strong and flexible balance sheet through conservative financial practices while ensuring access to sufficient capital to fund future growth.
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

RESULTS OF OPERATIONS
Comparison of the three months ended September 30, 2008 (“2008”) to the three months ended September 30, 2007 (“2007”)
Revenues

	2008			2007
	Core	Opportunity		Core	Opportunity
(dollars in millions)	Portfolio	Funds	Other (1)	Portfolio	Funds	Other (1)
Minimum rents	$11.1	$7.2	$—	$11.2	$4.9	$—
Percentage rents	0.1	—	—	0.1	—	—
Expense reimbursements	2.9	0.9	—	2.8	0.4	—
Lease termination income	—	(0.5)	—	—	—	—
Other property income	0.1	(0.3)	0.6	0.2	0.1	—
Management fee income	—	—	0.6	—	—	1.6
Interest income	—	—	4.6	—	—	2.6

Total revenues	$14.2	$7.3	$5.8	$14.3	$5.4	$4.2

Note:

(1)	Includes amounts eliminated in consolidation which are adjusted in Minority Interest. Reference is made to Note 13 to the Notes to Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q for an overview of the Company’s three reportable segments.
The increase in minimum rents in the Opportunity Funds primarily relates to additional rents following the acquisition of 125 Main Street and Storage Post Portfolio (“2007/2008 Fund Acquisitions”) of $0.9 million, 216th Street being placed in service October 1, 2007 of $0.7 million, and Pelham Manor Shopping Plaza and Fordham Plaza being partially placed in service in 2008.
Expense reimbursements in the Opportunity Funds increased as a result of the billing in 2008 of previous year’s overtime labor charges at 161st Street.
Lease termination income in the Opportunity Funds for 2008 relates to costs associated with the termination fee earned during the second quarter 2008 from Home Depot at Canarsie Plaza.
Management fee income decreased primarily as a result of lower management fees, primarily as a result of higher leasing commissions earned during 2007, in connection with the retenanting of one of our investments in unconsolidated affiliates.
The increase in interest income was the result of higher interest earning assets in 2008, primarily from new notes receivable.
Operating Expenses

	2008			2007
	Core	Opportunity		Core	Opportunity
(dollars in millions)	Portfolio	Funds	Other (1)	Portfolio	Funds	Other (1)
Property operating	$1.8	$3.0	$—	$1.9	$0.9	$—
Real estate taxes	2.1	1.0	—	2.0	0.4	—
General and administrative	6.7	4.2	(3.7)	6.0	4.5	(5.1)
Depreciation and amortization	4.3	4.0	—	3.7	2.2	—

Total operating expenses	$14.9	$12.2	$(3.7)	$13.6	$8.0	$(5.1)

The increase in the property operating expenses in the Opportunity Funds was primarily the result of the 2007/2008 Fund Acquisitions as well as allocated property operating expenses related to Pelham Manor Shopping Plaza being partially placed in service in 2008.
The increase in real estate taxes in the Opportunity Funds was attributable to the 2007/2008 Fund Acquisitions as well as allocated real estate taxes related to Pelham Manor Shopping Plaza being partially placed in service in 2008.
The increase in general and administrative expense in the Core Portfolio was primarily attributable to increased compensation expense of $0.9 million for additional personnel hired in the later part of 2007 and in 2008 as well as increases in existing employee salaries.

The decrease in general and administrative expense in the Opportunity Funds primarily related to the promote expense of $1.0 attributable to Fund I in 2007. This decrease was offset by an increase in Fund III abandoned project costs in 2008. The decrease in general and administrative in Other primarily relates to the elimination of the Fund I promote expense for consolidated financial statement presentation.
Depreciation expense in the Core Portfolio increased $0.1 million as a result of the acquisition of East 17th Street (“2008 Core Acquisitions”). Amortization expense in the Core Portfolio increased $0.5 million in 2008. This was principally the result of increased amortization expense related to the Klaff management contracts in 2008. Depreciation expense increased $1.4 million in the Opportunity Funds due to the 2007/2008 Fund Acquisitions, 216th Street being placed in service October 1, 2007 and Pelham Manor Shopping Plaza and Fordham Plaza being partially placed in service in 2008. Amortization increased $0.4 million in the Opportunity Funds as a result of additional amortization of loan costs related to the 2007/2008 Fund Acquisitions and Fordham Plaza being partially placed in service in 2008
Other

	2008			2007
	Core	Opportunity		Core	Opportunity
(dollars in millions)	Portfolio	Funds	Other (1)	Portfolio	Funds	Other (1)
Equity in earnings of unconsolidated affiliates	$—	$6.7	$—	$0.2	$0.3	$—
Interest Expense	(4.4)	(3.2)	—	(4.2)	(1.5)	0.1
Minority Interest	(0.1)	1.2	0.2	—	4.4	0.6
Income Taxes	0.2	—	—	(0.2)	—	—
Income from discontinued operations	—	—	0.9	—	—	0.2
Extraordinary Item	—	—	—	—	0.8	—
Equity in earnings of unconsolidated affiliates in the Opportunity Funds increased primarily as a result of our pro rata share of distributions in excess of basis from our Albertson’s investment of $3.6 million in 2008 and $6.5 million of equity in earnings classified as extraordinary gain in 2007. These increases were partially offset by a decrease in our pro rata share of distributions in excess of basis from our investment in Hitchcock Plaza of $2.7 million in 2007 as well as a decrease in our pro rata share of income from Mervyns of $1.0 million in 2008.
Total interest expense in the Core Portfolio increased $0.2 million in 2008. This was the result of a $0.3 million increase attributable to higher average outstanding borrowings in 2008. Interest expense in the Opportunity Fund increased $1.7 million in 2008. This was the result of an increase of $2.1 million due to higher average outstanding borrowings in 2008 offset by a $0.4 million decrease related to lower average interest rates in 2008.
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
Income from discontinued operations represents activity related to properties held for sale and sold in 2008 and 2007.
The extraordinary item in 2007 relates to the reclassification of income from the Albertson’s investment as discussed above.

RESULTS OF OPERATIONS
Comparison of the nine months ended September 30, 2008 (“2008”) to the nine months ended September 30, 2007 (“2007”)
Revenues

	2008			2007
	Core	Opportunity		Core	Opportunity
(dollars in millions)	Portfolio	Funds	Other (1)	Portfolio	Funds	Other (1)
Minimum rents	$34.2	$22.4	$—	$32.7	$14.3	$—
Percentage rents	0.2	—	—	0.3	—	—
Expense reimbursements	9.5	1.5	—	8.0	0.6	—
Lease termination income	—	24.0	—	—	—	—
Other property income	0.2	—	0.6	0.4	0.1	—
Management fee income	—	—	3.0	—	—	3.4
Interest income	—	—	9.3	—	—	7.7
Other	—	—	—	0.2	—	—

Total revenues	$44.1	$47.9	$12.9	$41.6	$15.0	11.1

Note:

(1)	Includes amounts eliminated in consolidation which are adjusted in Minority Interest. Reference is made to Note 13 to the Notes to Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q for an overview of the Company’s three reportable segments.
The increase in minimum rents in the Core Portfolio was attributable to additional rents following our acquisition of 200 West 54th Street, 145 East Service Road and East 17th Street (“2007/2008 Core Acquisitions”) of $1.3 million as well as re-tenanting activities across the Core Portfolio. The increase in rents in the Opportunity Funds primarily relates to additional rents following the 2007/2008 Fund Acquisitions of $4.7 million and properties placed in service as discussed for the three months ended September 30, 2008.
Expense reimbursements in the Core Portfolio increased for both real estate taxes and common area maintenance (“CAM”). Real estate tax reimbursements increased $0.4 million in the Core Portfolio as a result of the 2007/2008 Core Acquisitions as well as general increases in real estate taxes experienced across the Core Portfolio in 2008. CAM expense reimbursements in the Core Portfolio increased $1.1 million. In 2007, we completed our multi-year review of CAM billings and resolved the majority of all outstanding CAM billing issues with our tenants. As a result, 2007 was adversely impacted by charges related to the settlement and related accrual adjustments totaling $1.0 million. The increase in expense reimbursements in the Opportunity Funds relates primarily to the billing in 2008 of previous year’s overtime labor charges at 161st Street for $0.6 million and the billing of previous year’s utility charges to an anchor tenant for $0.3 million.
Lease termination income in the Opportunity Funds for 2008 relates to a termination fee earned, net of costs, from Home Depot at Canarsie Plaza.
Management fee income decreased as a result of lower management fees earned in connection with our investments in unconsolidated affiliates, primarily as a result of higher leasing commissions earned during 2007, and lower fees from our Klaff management contracts following the disposition of certain managed assets in 2008 and 2007. These decreases were offset by fees totaling $1.0 million earned from the City Point development project.
The increase in interest income was the result of higher interest earning assets in 2008, primarily from new notes receivable.
The decrease in other income was primarily attributable to the non recurrence of income related to the settlement of interest rate swap agreements in 2007.
Operating Expenses

	2008			2007
	Core	Opportunity		Core	Opportunity
(dollars in millions)	Portfolio	Funds	Other (1)	Portfolio	Funds	Other (1)
Property Operating	$6.5	$7.6	$(0.1)	$6.2	$2.5	$—
Real Estate Taxes	6.1	2.4	—	5.5	1.0	—
General and administrative	20.1	14.4	(14.6)	17.7	7.9	(9.3)
Depreciation and amortization	12.4	9.8	—	10.8	6.8	—

Total operating expenses	$45.1	$34.2	$(14.7)	$40.2	$18.2	$(9.3)

The increase in property operating expenses in the Core Portfolio relates to the recovery of previous period accounts receivable reserves in 2007 based on subsequent tenant collections. The increase in property operating expenses in the Opportunity Funds was attributable to the 2007/2008 Fund Acquisitions, 216th Street being placed in service October 1, 2007 and allocated property operating expenses related to Pelham Manor Shopping Plaza being partially placed in service in 2008.
The increase in real estate taxes in the Core Portfolio was due to the 2007/2008 Core Acquisitions as well as general increases in real estate taxes experienced across the Core Portfolio. The increase in real estate taxes in the Opportunity Funds was attributable to the 2007/2008 Fund Acquisitions of $0.9 million, an adjustment of prior year over estimation of taxes of $0.2 million recorded in 2007 as well as allocated real estate taxes related to Pelham Manor Shopping Plaza being partially placed in service in 2008.
The increase in general and administrative expense in the Core Portfolio was primarily attributable to increased compensation expense of $2.7 million for additional personnel hired in the second half of 2007 and in 2008 as well as increases in existing employee salaries. In addition, there was an increase of $0.7 million for other overhead expenses following the expansion of our infrastructure related to increased activity in Opportunity Fund assets and asset management services. This increase was partially offset by an increase in capitalized construction salaries due to increased redevelopment activities in 2008. The increase in general and administrative expense in the Opportunity Funds primarily related to the Fund III asset management fee of $2.8 million, promote expense of $3.4 million related to Fund I and Mervyns I as well as Fund III abandoned project costs of $0.5 million in 2008. The decrease in general and administrative in Other primarily relates to the elimination of the Fund III asset management and the elimination of the Fund I and Mervyns I promote expense for consolidated financial statement presentation.
Depreciation expense in the Core Portfolio increased $0.7 million in 2008. This was principally a result of increased depreciation expense following the 2007/2008 Core Acquisitions. Amortization expense in the Core Portfolio increased $0.9 million primarily due to additional amortization of the Klaff management contracts in 2008. The increase in depreciation and amortization expense for the Opportunity Funds is primarily related to the 2007/2008 Fund Acquisitions and assets placed in service as discussed for the three months ended September 30, 2008.
Other

	2008			2007
	Core	Opportunity		Core	Opportunity
(dollars in millions)	Portfolio	Funds	Other (1)	Portfolio	Funds	Other (1)
Gain on sale of land	$0.8	$—	$—	$—	$—	$—
Equity in earnings of unconsolidated affiliates	—	24.4	—	0.6	3.6	—
Interest Expense	(12.9)	(7.6)	—	(12.9)	(3.9)	0.2
Minority Interest	0.2	(24.1)	2.9	0.2	5.0	1.5
Income Taxes	2.4	—	—	0.2	—	—
Income from discontinued operations	—	—	10.1	—	—	1.9
Extraordinary item	—	—	—	—	3.7	—
The gain on sale of land in 2008 in the Core Portfolio relates to a land parcel sale at Bloomfield Towne Square.
Equity in earnings of unconsolidated affiliates in the Opportunity Funds increased primarily as a result of our pro rata share of gains from the sale of Mervyns locations in 2008 of $10.7 million, an increase in distributions in excess of basis from our Albertson’s investment of $2.6 million, our pro rata share of gain from the sale of the Haygood Shopping Center of $3.3 million and $6.5 million of equity in earnings classified as extraordinary gain in 2007. These increases were partially offset by a decrease in our pro rata share of distributions in excess of basis from our investment in Hitchcock Plaza of $2.7 million in 2007.
Interest expense in the Core Portfolio remained unchanged from 2007 to 2008. This was the result of a $0.9 million increase attributable to higher average outstanding borrowings in 2008. This increase was offset by a $0.7 million FAS 141 adjustment related to the repayment of debt at less than recorded value in 2008 and a $0.2 million decrease resulting from lower average interest rates in 2008. Interest expense in the Opportunity Funds increased $3.7 million in 2008. This was the result of an increase of $4.8 million due to higher average outstanding borrowings in 2008 offset by a $1.1 million decrease related to lower average interest rates in 2008.
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
Income from discontinued operations represents activity related to properties held for sale and sold in 2008 and 2007.

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
The reconciliation of net income to FFO for the three and nine months ended September 30, 2008 and 2007 is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in millions)	2008	2007	2008	2007
Net income	$5.0	$8.5	$31.6	$18.3
Depreciation of real estate and amortization of leasing costs (net of minority interests’ share)
Consolidated affiliates	4.0	3.9	10.5	13.8
Unconsolidated affiliates	0.4	0.3	1.3	1.4
Gain on sale (net of minority interests’ share)
Consolidated affiliates	—	0.2	(7.2)	0.2
Unconsolidated affiliates	—	—	(0.5)	—
Income attributable to Minority interest in Operating Partnership (1)	0.1	0.2	0.6	0.4
Extraordinary item (net of minority interests’ share and income taxes)	—	(0.8)	—	(3.7)

Funds from operations	9.5	12.3	36.3	30.4

Extraordinary item, net (2)	—	0.8	—	3.7

Funds from operations, adjusted for extraordinary item	$9.5	$13.1	$36.3	$34.1

Cash flows (used in) provided by:
Operating activities			$25.4	$81.8

Investing activities			$(275.4)	$(132.3)

Financing activities			$188.1	$(39.0)

Notes:

(1)	Does not include distributions paid to Series A and B Preferred OP Unit holders.

(2)	The extraordinary item represents the Company’s share of extraordinary gain related to its investment in Albertson’s which is discussed in Funds from Operations above.
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
Distributions
In order to qualify as a REIT for Federal income tax purposes, we must currently distribute at least 90% of our taxable income to our shareholders. For the three and nine months ended September 30, 2008, we paid dividends and distributions on our Common Shares and Common OP Units totaling $7.1 million and $28.5 million, respectively.
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

In addition, we, along with our Fund I investors have invested in Mervyns as discussed in Note 7 in the Notes to Consolidated Financial Statements in Part 1, Item 1 in this Form 10-Q under the RCP Venture below.
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
New York Urban Infill Redevelopment Initiative
In September 2004, we, through Fund II, launched our New York Urban Infill Redevelopment initiative. During 2004, Fund II, together with an unaffiliated partner, P/A Associates, LLC (“P/A”), formed Acadia P/A Holding Company, LLC (“Acadia P/A”) for the purpose of acquiring, constructing, developing, owning, operating, leasing and managing certain retail real estate properties in the New York City metropolitan area. P/A has agreed to invest 10% of required capital up to a maximum of $2.2 million and Fund II, the managing member, has agreed to invest the balance to acquire assets in which Acadia P/A agrees to invest. Operating cash flow is generally to be distributed pro-rata to Fund II and P/A until each has received a 10% cumulative return and then 60% to Fund II and 40% to P/A. Distributions of net refinancing and net sales proceeds, as defined, follow the distribution of operating cash flow except that unpaid original capital is returned before the 60%/40% split between Fund II and P/A, respectively. Upon the liquidation of the last property investment of Acadia P/A, to the extent that Fund II has not received an 18% internal rate of return (“IRR”) on all of its capital contributions, P/A is obligated to return a portion of its previous distributions, as defined, until Fund II has received an 18% IRR.

To date, Fund II has invested in nine New York Urban Infill Redevelopment construction projects, eight of which are in conjunction with P/A, as follows:

(dollars in millions)				Redevelopment
		Year	Purchase	Anticipated	Estimated	Square feet upon
Property	Location	acquired	price	additional costs	completion	completion
Liberty Avenue (1) (2)	Queens	2005	$14.7	$—	Completed	125,000
216th Street (3)	Manhattan	2005	28.3	—	Completed	60,000
Pelham Manor (1)	Westchester	2004	—	47.5	1st half 2009	320,000
161st Street	Bronx	2005	49.0	16.0	(4)	232,000
Fordham Place	Bronx	2004	30.0	95.0	1st half 2009	285,000
Canarsie Plaza	Brooklyn	2007	21.0	29.0	(4)	323,000
Sherman Plaza	Manhattan	2005	25.0	30.0	2nd half 2010	216,000
CityPoint (1)	Brooklyn	2007	29.0	296.0	(4)	600,000
Atlantic Avenue (5)	Brooklyn	2007	5.0	18.0	2nd half 2009	110,000

Total			$202.0	$531.5		2,271,000

Notes:

(1)	Fund II acquired a ground lease interest at this property.

(2)	Liberty Avenue redevelopment is complete. The purchase price includes redevelopment costs of $14.7 million.

(3)	216th Street redevelopment is complete. The purchase price includes redevelopment costs of $21.1 million.

(4)	To be determined

(5)	P/A is not a partner in this project.
Acadia Strategic Opportunity Fund III, LLC (“Fund III”)
Reference is made to Note 1 in the Notes to Consolidated Financial Statements in Part 1, Item 1 in this Form 10-Q for an overview of Fund III. With $503 million of committed discretionary capital, Fund III expects to be able to acquire or develop approximately $1.5 billion of real estate assets on a leveraged basis. As of September 30, 2008, $96.5 million has been invested in Fund III, of which the Operating Partnership contributed $19.2 million.
Fund III has invested in the New York Urban/Infill Redevelopment initiative and another investment as follows:

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
During September 2008, Fund III made a $10 million first mortgage loan, which is collateralized by land located on Long Island, New York. The term of the loan is for a period of two years, and provides an effective annual return of approximately 14%.
Preferred Equity Investment, Mezzanine Loan Investments and Notes Receivable
At September 30, 2008, our preferred equity investment, mezzanine loan investments and notes receivable aggregated $127.5 million, and were collateralized by the underlying properties, the borrower’s ownership interest in the properties and/or by the borrower’s personal guarantee. Interest rates on our preferred equity investment, mezzanine loan investments and notes receivable ranged from

9.75% to in excess of 20% with maturities that range from demand notes to January 2017. We review all of our preferred equity investment, mezzanine loan investments and notes receivable on a quarterly basis to determine collectability.
In 2004, we provided a $3.0 million mezzanine loan to an investor to help fund a redevelopment project of seven Oases public rest stations along the toll roads in and around Chicago, Illinois. Recently the investor has experienced several tenant defaults and subsequently failed to make interest payments on the loan. It is our belief that while the properties have underperformed, their unique highway locations, high passenger volumes and relatively new structures and design make them attractive assets. Consequently, in 2008, we have commenced taking a more active role in the operations along with the investor and are in discussions with the first mortgage lender to restructure the debt and convert some portion of the outstanding principal to a back-end equity interest. Other actions include plans to negotiate the operational and financial terms of the existing ground lease with the Illinois State Toll Highway Authority, enhancing the leasing infrastructure to accelerate the stabilization of the properties and investing in the build-out of several outdoor billboards at each property to generate advertising revenues. While there can be no assurance of the outcome; we believe we will be able to revitalize this project and improve the investor’s ability to fulfill its contractual debt obligations.
During June 2008, we made a $40.0 million preferred equity investment in a portfolio of 18 properties located primarily in Georgetown, Washington D.C. The portfolio consists of 306,000 square feet of principally retail space. The term of this investment is for two years, with two one-year extensions, and provides a 13% preferred return.
During July 2008, we made a $34.0 million mezzanine loan, which is collateralized by a mixed-use retail and residential development at 72nd Street and Broadway on the Upper West Side of Manhattan. Upon completion, this project is expected to include approximately 50,000 square feet of retail on three levels and 196 luxury residential rental apartments. The term of the loan is for a period of three years, with a one year extension, and is expected to yield in excess of 20%.
Other Investments
During April 2008, we acquired a single-tenant retail property located in midtown Manhattan for $9.2 million. The 20,000 square foot property is located on 17th Street near 5th Avenue. This addition to our Core Portfolio successfully completed a tax deferred exchange in connection with the fourth quarter 2007 sale of a residential complex located in Columbia, Missouri.
Share Repurchase
We have an existing share repurchase program that authorizes management, at its discretion, to repurchase up to $20.0 million of our outstanding Common Shares. The program may be discontinued or extended at any time and there is no assurance that we will purchase the full amount authorized. The repurchase of our Common Shares was not a use of our liquidity during 2007 and there were no Common Shares repurchased by us during the nine months ended September 30, 2008.
SOURCES OF LIQUIDITY
We intend on using Fund III, as well as new funds that we may establish in the future, as the primary vehicles for our future acquisitions, including investments in the RCP Venture and New York Urban/Infill Redevelopment initiative. Additional sources of capital for funding property acquisitions, redevelopment, expansion and re-tenanting and RCP Venture investments, are expected to be obtained primarily from (i) the issuance of public equity or debt instruments, (ii) cash on hand and cash flow from operating activities, (iii) additional debt financings, (iv) unrelated member capital contributions and (v) future sales of existing properties.
During June 2008, we entered into an agreement with Home Depot to terminate its lease at Fund II’s redevelopment property located in Canarsie, Brooklyn in exchange for a payment by Home Depot of $24.5 million. Proceeds, net of minority interests’ share, of $20.6 million were received during July 2008.
As of September 30, 2008, we had approximately $138.9 million of additional capacity under existing debt facilities and cash and cash equivalents on hand of $61.5 million.
Financing and Debt
At September 30, 2008, mortgage and convertible notes payable aggregated $744.5 million, net of unamortized premium of $0.2 million, and were collateralized by 58 properties and related tenant leases. Interest rates on our outstanding mortgage indebtedness and convertible notes payable ranged from 3.75% to 7.18% with maturities that ranged from October 2008 to November 2032. Taking into consideration $33.5 million of notional principal under variable to fixed-rate swap agreements currently in effect, $495.0 million of the portfolio, or 66.5%, was fixed at a 5.29% weighted average interest rate and $249.5 million, or 33.5% was floating at a 5.20% weighted average interest rate. There is $21.7 million and $176.1 million of debt scheduled to mature in 2008 and 2009, respectively, at weighted average interest rates of 5.84% for 2008 and 5.49% for 2009. As we may not have sufficient cash on hand to repay such indebtedness, we may have to refinance this indebtedness or select other alternatives based on market conditions at that time.

The following summarizes our financing and refinancing transactions since December 31, 2007:
During the nine months ended September 30, 2008, the Company borrowed $55.8 million on four existing construction loans.
During February 2008, in conjunction with the purchase of a portfolio of self-storage properties, the Company assumed a loan of $34.9 million, which bears interest at a fixed rate of 5.9% and matures on June 11, 2009, and a loan of $5.1 million, which bears interest at a fixed rate of 5.4% and matures on December 1, 2009.
During the first quarter of 2008, the Company closed on a $41.5 million mortgage loan secured by five properties, which bears interest at a fixed rate of 5.3% and matures on March 16, 2011.
During the third quarter of 2008, the Company paid off $3.7 million of mortgage debt which was secured by a property.
The following table sets forth certain information pertaining to the Company’s secured credit facilities:

						Amount
			2008 net			available
			borrowings		Letters	under
		Amount	(repayments)	Amount	of credit	credit
	Total	borrowed	during the nine	borrowed	outstanding	facilities
	available	as of	months ended	as of	as of	as of
(dollars in millions)	credit	December 31,	September 30,	September 30,	September 30,	September 30,
Borrower	facilities	2007	2008	2008	2008	2008
Acadia Realty, LP	$72.3	$—	$37.9	$37.9	$11.9	$22.5
Acadia Realty, LP	30.0	—	—	—	—	30.0
Fund II	70.0	34.5	0.2	34.7	11.1	24.2
Fund III	125.0	—	62.3	62.3	0.5	62.2

Total	$297.3	$34.5	$100.4	$134.9	$23.5	$138.9

The following table summarizes our mortgage indebtedness as of September 30, 2008 and December 31, 2007:

	September 30,	December 31,	Interest Rate		Properties	Payment
(dollars in millions)	2008	2007	at September 30, 2008	Maturity	Encumbered	Terms
Mortgage notes payable — variable-rate
Bank of America, N.A.	$9.7	$9.8	5.33% (LIBOR +1.40% )	6/29/2012	(1)	(32)
RBS Greenwich Capital	30.0	30.0	5.33% (LIBOR +1.40% )	4/1/2009	(2)	(33)
PNC Bank, National Association	11.3	10.0	5.58% (LIBOR +1.65% )	5/18/2009	(4)	(43)
Bank One, N.A.	2.7	2.8	5.93% (LIBOR +2.00% )	10/5/2008	(5)	(42)
Bank of America, N.A.	15.6	15.8	5.23% (LIBOR +1.30% )	12/1/2011	(7)	(32)
Anglo Irish Bank Corporation	9.8	9.8	5.58% (LIBOR +1.65% )	10/30/2010	(11)	(33)
Eurohypo AG	69.1	37.2	5.68% (LIBOR +1.75% )	10/4/2009	(6)	(43)
Washington Mutual Bank, FA	—	—	5.18% (LIBOR +1.25% )	3/29/2010	(31)	(33)

Sub-total mortgage notes payable	148.2	115.4

Secured credit facilities:
Bank of America, N.A.	37.9	—	5.18% (LIBOR +1.25% )	12/1/2010	(8)	(34)
Bank of America, N.A./ Bank of New York	34.7	34.5	4.93% (LIBOR +1.00% )	3/1/2009	(9)	(32)
Bank of America, N.A	62.2	—	3.95% (Commercial Paper +1.10%)	10/9/2011	(10)	(32)

Sub-total secured credit facilities	134.8	34.5

Interest rate swaps (44)	(33.5)	(34.3)

Total variable-rate debt	249.5	115.6

Mortgage notes payable — fixed-rate
RBS Greenwich Capital	14.6	14.8	5.64%	9/6/2014	(14)	(32)
RBS Greenwich Capital	17.6	17.6	4.98%	9/6/2015	(15)	(35)
RBS Greenwich Capital	12.5	12.5	5.12%	11/6/2015	(16)	(36)
Bear Stearns Commercial	34.6	34.6	5.53%	1/1/2016	(17)	(37)
Bear Stearns Commercial	20.5	20.5	5.44%	3/1/2016	(18)	(33)
LaSalle Bank, N.A.	—	3.7	8.50%	7/11/2008	(19)	(32)
J.P. Morgan Chase	8.4	8.5	6.40%	11/1/2032	(20)	(32)
Column Financial, Inc.	9.7	9.8	5.45%	6/11/2013	(21)	(32)
Merrill Lynch Mortgage Lending, Inc.	23.5	23.5	6.06%	10/1/2016	(22)	(38)
Bank of China	19.0	19.0	5.83%	Demand	(23)	(33)
Cortlandt Deposit Corp	2.5	4.9	6.62%	2/1/2009	(24)	(42)
Cortlandt Deposit Corp	2.3	4.9	6.51%	1/15/2009	(25)	(42)
Bank of America N.A.	25.5	25.5	5.80%	10/1/2017	(3)	(33)
Bear Stearns Commercial	26.2	26.3	5.88%	8/1/2017	(12)	(39)
Wachovia	26.0	26.0	5.42%	2/11/2017	(13)	(33)
Bear Stearns Commercial	20.9	—	7.18%	1/1/2020	(29)	(43)
GEMSA Loan Services, L.P.	5.0	—	5.37%	12/1/2009	(26)	(32)
Wachovia	34.5	—	5.86%	6/11/2009	(27)	(32)
GEMSA Loan Services, L.P.	41.5	—	5.30%	3/16/2011	(28)	(33)
Bear Stearns Commercial	1.7	—	7.14%	1/1/2020	(30)	(41)
Interest rate swaps (44)	33.5	34.3	6.13%	(46)

Total fixed-rate debt	380.0	286.4

Total fixed and variable debt	629.5	402.0

Valuation of debt at date of acquisition, net of amortization (45)	0.2	0.9

Total	$629.7	$402.9

Notes:

(1)	Village Commons Shopping Center

(2)	161st Street

(3)	216th Street

(4)	Liberty Avenue

(5)	Granville Center

(6)	Fordham Place

(7)	Branch Shopping Center

(8)	Line of credit secured by the following properties:

Marketplace of Absecon

Bloomfield Town Square

Hobson West Plaza

Town Line Plaza

Methuen Shopping Center

Abington Towne Center

(9)	Acadia Strategic Opportunity Fund II, LLC line of credit secured by unfunded investor capital commitments

(10)	Acadia Strategic Opportunity Fund III, LLC line of credit secured by unfunded investor capital commitments

(11)	Tarrytown Center

(12)	Merrillville Plaza

(13)	239 Greenwich Avenue

(14)	New Loudon Center

(15)	Crescent Plaza

(16)	Pacesetter Park Shopping Center

(17)	Elmwood Park Shopping Center

(18)	Gateway Shopping Center

(19)	Clark Diversey

(20)	Boonton Shopping Center

(21)	Chestnut Hill

(22)	Walnut Hill

(23)	Sherman Avenue

(24)	Kroger Portfolio

(25)	Safeway Portfolio

(26)	Acadia Suffern

(27)	Acadia Storage Company, LLC

(28)	Acadia Storage Post Portfolio CO, LLC

(29)	Pelham Manor

(30)	Atlantic Avenue

(31)	Line of credit secured by the Ledgewood Mall

(32)	Monthly principal and interest.

(33)	Interest only monthly.

(34)	Annual principal and monthly interest.

(35)	Interest only monthly until 9/10; monthly principal and interest thereafter.

(36)	Interest only monthly until 12/08; monthly principal and interest thereafter.

(37)	Interest only monthly until 1/10; monthly principal and interest thereafter.

(38)	Interest only monthly until 10/11; monthly principal and interest thereafter.

(39)	Interest only monthly until 7/12 monthly principal and interest thereafter.

(40)	Interest only monthly until 11/12 monthly principal and interest thereafter.

(41)	Interest only monthly until 12/1/14 monthly principal and interest thereafter

(42)	Annual principal and semi-annual interest payments.

(43)	Interest only upon draw down on construction loan.

(44)	Maturing between 1/1/10 and 3/1/12.

(45)	In connection with the assumption of debt in accordance with the requirements so SFAS no. 141, the Company has recorded valuation premium that is being amortized to interest expense over the remaining terms of the underlying mortgage loans.

(46)	Represents the amount of the Company’s variable-rate debt that has been fixed through certain cash flow hedge transactions (Note 8).

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS
At September 30, 2008, maturities on our mortgage notes ranged from October 2008 to November 2032. In addition, we have non-cancelable ground leases at seven of our shopping centers. We also lease space for our corporate headquarters for a term expiring in 2015. The following table summarizes our debt maturities and obligations under non-cancelable operating leases as of September 30, 2008:

	Payments due by period
		Less than	1 to 3	3 to 5	More than
(dollars in millions)	Total	1 year	years	years	5 years
Contractual obligation
Future debt maturities	$744.5	$22.2	$239.6	$246.7	$236.0
Interest obligations on debt	157.3	9.5	57.9	35.9	54.0
Operating lease obligations	122.8	1.3	10.2	10.4	100.9

Total	$1,024.6	$33.0	$307.7	$293.0	$390.9

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
Reference is made to Note 7 in the Notes to Consolidated Financial Statements in Part 1, Item 1 in this Form 10-Q for a discussion of our unconsolidated investments. Our pro rata share of unconsolidated debt related to these investments is as follows:
(dollars in millions)

		Interest rate at
	Pro rata share of	September 30,
Investment	mortgage debt	2008	Maturity date
Crossroads	$31.1	5.37%	December 2014
Brandywine	36.9	5.99%	July 2016
CityPoint	7.8	6.43%	August 2009
Sterling Heights	3.3	5.78%	August 2010

Total	$79.1

In addition, we have arranged for the provision of nine separate letters of credit in connection with certain leases and investments. As of September 30, 2008, there were no outstanding balances under any of these letters of credit. If these letters of credit were fully drawn, the combined maximum amount of exposure would be $23.5 million.
HISTORICAL CASH FLOW
The following table compares the historical cash flow for the nine months ended September 30, 2008 (“2008”) with the cash flow for the nine months ended September 30, 2007 (“2007”)

	Nine months ended September 30,
(dollars in millions)	2008	2007	Change
Net cash provided by operating activities	$25.4	$81.8	$(56.4)
Net cash used in investing activities	(275.4)	(132.3)	(143.1)
Net cash provided by financing activities	188.1	39.0	149.1

Total	$(61.9)	$(11.5)	$(50.4)

A discussion of the significant changes in cash flow for 2008 versus 2007 are as follows:
The variance in net cash provided by operating activities resulted from an increase of $2.7 million in operating income before non-cash expenses in 2008, primarily as a result of lease termination income of $24.0 million from Home Depot at Canarsie Plaza in 2008 offset by a $22.1 million decrease in distributions (primarily Albertson’s) of operating income from unconsolidated affiliates. In addition, a net decrease in cash of $59.0 million resulted from changes in operating assets and liabilities, primarily other assets and funding of escrows. The change in other assets primarily relates to additional short term financial instruments in 2008. The variance in funding of escrows is attributable to the repayment of funds in 2007 and the funding in 2008 of our tax deferred exchange transactions.
The increase in net cash used in investing activities resulted from $98.3 million of additional expenditures for real estate, development and tenant installations in 2008, $23.4 million of additional return of capital from unconsolidated affiliates (primarily Albertson’s) in 2007, a $40.0 million preferred equity investment in 2008 and $41.3 million of additional notes receivable originated in 2008. These net increases were offset by $23.6 million of proceeds from the sale of property in 2008, $9.2 million of additional collections of notes receivables in 2008 and additional investments in unconsolidated affiliates of $27.2 million in 2007.
The increase in net cash provided by financing activities resulted from an additional $138.8 million of borrowings in 2008, and decreases of $46.2 million in distributions to partners and members in 2008, and an additional $9.9 million used for the repayment of debt in 2007. These increases were offset by $15.0 million of additional cash received from the issuance of convertible debt in 2007 an additional $20.8 million of contributions from partners and members and from minority interests in partially-owned affiliates in 2007 and an increase of $8.3 million of dividends paid to common shareholders in 2008.
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
Currently, we manage our exposure to fluctuations in interest rates primarily through the use of fixed-rate debt and interest rate swap agreements. As of September 30, 2008, we had total mortgage debt and convertible notes payable of $744.5 million, net of unamortized premium of $0.2 million, of which $495.0 million or 66.5%, was fixed-rate, inclusive of interest rate swaps, and $249.5 million, or 33.5%, was variable-rate based upon LIBOR or commercial paper rates plus certain spreads. As of September 30, 2008, we were a party to four interest rate swap transactions and one interest rate cap transaction to hedge our exposure to changes in interest rates with respect to $33.5 million and $30.0 million of LIBOR-based variable-rate debt, respectively.
Of our total consolidated outstanding debt, $22.2 million and $190.3 million will become due in 2008 and 2009, respectively. As we intend on refinancing some or all of such debt at the then-existing market interest rates which may be greater than the current interest rate, our interest expense would increase by approximately $2.1 million annually if the interest rate on the refinanced debt increased by 100 basis points. After giving effect to minority interest, the Company’s share of this increase would be $0.4 million. Interest expense on our consolidated variable-debt, net of variable to fixed-rate swap agreements currently in effect, as of September 30, 2008 would increase by $2.5 million annually if LIBOR increased by 100 basis points. After giving effect to minority interest, the Company’s share of this increase would be $0.8 million. We may seek additional variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, we would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.
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
Item 1A. Risk Factors.
The most significant risk factors applicable to the Company are described in Item 1A of our Form 10-K for the fiscal year ended December 31, 2007 (our “2007 Form 10-K”). The information below provides an update to the previously disclosed risk factors and should be read in conjunction with the risk factors and information previously disclosed in our 2007 Form 10-K.
The current global financial crisis may cause us to lose tenants and may impair our ability to borrow money to purchase properties, refinance existing debt or obtain the necessary financing to complete our current redevelopment.
Our operations and performance depend on general economic conditions. The U.S. economy has recently experienced a financial downturn, with consumer spending on the decline, credit tightening and unemployment rising. Many financial and economic analysts are predicting that the world economy may be entering into a prolonged economic downturn characterized by high unemployment, limited availability of credit and decreased consumer and business spending. This economic downturn is expected to adversely affect the businesses of many of our tenants. The Company and the Opportunity Funds may experience higher vacancy rates as well as delays in re-leasing vacant space.
The current downturn has had, and may continue to have, an unprecedented impact on the global credit markets. Credit has tightened significantly in the last several months. While we currently believe we have adequate sources of liquidity, there can be no assurance that we will be able to obtain mortgage loans to purchase additional properties, obtain financing to complete current redevelopment projects, or that we will be able to successfully refinance our properties as loans become due. To the extent that the availability of credit continues to be limited, it will also adversely impact our preferred equity and mezzanine investments as counterparties may not be able to obtain the financing required to repay the loans upon maturity. Additionally, if the current market conditions continue, it will make it more difficult for us to raise capital through the issuance of equity securities.
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
ACADIA REALTY TRUST

November 6, 2008	/s/ Kenneth F. Bernstein
Kenneth F. Bernstein
President and Chief Executive Officer (Principal Executive Officer)

November 6, 2008	/s/ Michael Nelsen
Michael Nelsen
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Description
3.1	Declaration of Trust of the Company, as amended (1)

3.2	Fourth Amendment to Declaration of Trust (2)

3.3	Amended and Restated By-Laws of the Company (3)

4.1	Voting Trust Agreement between the Company and Yale University dated February 27, 2002 (4)

31.1	Certification of Chief Executive Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (5)

31.2	Certification of Chief Financial Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (5)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)

99.1	Amended and Restated Agreement of Limited Partnership of the Operating Partnership (6)

99.2	First and Second Amendments to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership (6)

99.3	Third Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership (7)

99.4	Fourth Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership (7)

99.5	Certificate of Designation of Series A Preferred Operating Partnership Units of Limited Partnership Interest of Acadia Realty Limited Partnership (8)

99.6	Certificate of Designation of Series B Preferred Operating Partnership Units of Limited Partnership Interest of Acadia Realty Limited Partnership (7)

Notes:

(1)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal Year ended December 31, 1994

(2)	Incorporated by reference to the copy thereof filed as an Exhibit to Company’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 1998

(3)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2005.

(4)	Incorporated by reference to the copy thereof filed as an Exhibit to Yale University’s Schedule 13D filed on September 25, 2002

(5)	Filed herewith.

(6)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Registration Statement on Form S-3 filed on March 3, 2000

(7)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2003

(8)	Incorporated by reference to the copy thereof filed as an Exhibit to Company’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 1997