Form 10-K
period 2008-12-31
ACADIA REALTY TRUST
filed 2009-02-27
CIK 899629

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Large Accelerated Filer ☒   Accelerated Filer ☐   Non-accelerated Filer ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)

YES ☐   NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $748.9 million, based on a price of $23.15 per share, the average sales price for the registrant’s shares of beneficial interest on the New York Stock Exchange on that date.

The number of shares of the registrant’s Common Shares of Beneficial Interest outstanding on February 27, 2009 was 33,905,289.

DOCUMENTS INCORPORATED BY REFERENCE

Part III – Portions of the registrant’s definitive proxy statement relating to its 2009 Annual Meeting of Shareholders presently scheduled to be held May 13, 2009 to be filed pursuant to Regulation 14A.

TABLE OF CONTENTS

Form 10-K Report

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 and as such may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative thereof or other variations thereon or comparable terminology. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to those set forth under the headings “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” in this Form 10-K. These risks and uncertainties should be considered in evaluating any forward-looking statements contained or incorporated by reference herein.

PART I

ITEM 1. BUSINESS.

GENERAL

Acadia Realty Trust (the “Trust”) was formed on March 4, 1993 as a Maryland real estate investment trust (“REIT”). All references to “Acadia,” “we,” “us,” “our,” and “Company” refer to Acadia Realty Trust and its consolidated subsidiaries. We are a fully integrated, self-managed and self-administered equity REIT focused primarily on the ownership, acquisition, redevelopment and management of retail properties, including neighborhood and community shopping centers and mixed-use properties with retail components. We currently operate 85 properties, which we own or have an ownership interest in. Twelve of these properties are self-storage locations. These assets are located primarily in the Northeast, Mid-Atlantic and Midwestern regions of the United States and, in total, comprise approximately eight million square feet. We also have private equity investments in other retail real estate related opportunities including investments for which we provide operational support to the operating ventures in which we have a minority equity interest.

All of our investments are held by, and all of our operations are conducted through, Acadia Realty Limited Partnership (the “Operating Partnership”) and entities in which the Operating Partnership owns a controlling interest. As of December 31, 2008, the Trust controlled 98% of the Operating Partnership as the sole general partner. As the general partner, the Trust is entitled to share, in proportion to its percentage interest, in the cash distributions and profits and losses of the Operating Partnership. The limited partners generally represent entities or individuals, which contributed their interests in certain assets or entities to the Operating Partnership in exchange for common or preferred units of limited partnership interest (“Common OP Units” or “Preferred OP Units”). Limited partners holding Common OP Units are generally entitled to exchange their units on a one-for-one basis for our common shares of beneficial interest (“Common Shares”). This structure is referred to as an umbrella partnership REIT or “UPREIT”.

BUSINESS OBJECTIVES AND STRATEGIES

Our primary business objective is to acquire, develop and manage commercial retail properties that will provide cash for distributions to shareholders while also creating the potential for capital appreciation to enhance investor returns. We focus on the following fundamentals to achieve this objective:

–	Own and operate a Core Portfolio (as defined in Item 2 of this Form 10-K) of community and neighborhood shopping centers and main street retail located in markets with strong demographics
–	Generate internal growth within the Core Portfolio through aggressive redevelopment, re-anchoring and or leasing activities
–

Generate external growth through an opportunistic yet disciplined acquisition program. The emphasis is on targeting transactions with high inherent opportunity for the creation of additional value through redevelopment and leasing and/or transactions requiring creative capital structuring to facilitate the transactions. These transactions may include other types of commercial real estate besides those types we invest in through our Core Portfolio

–	Partner with private equity investors for the purpose of making investments in operating retailers with significant embedded value in their real estate assets
–	Maintain a strong and flexible balance sheet through conservative financial practices while ensuring access to sufficient capital to fund future growth

Investment Strategy — External Growth through Opportunistic Acquisition Platforms

The requirements that acquisitions be accretive on a long-term basis based on our cost of capital, as well as increase the overall portfolio quality and value, are core to our acquisition program. As such, we constantly evaluate the blended cost of equity and debt and adjust the amount of acquisition activity to align the level of investment activity with capital flows. We may also engage in discussions with public and private entities regarding business combinations. In addition to our direct investments in real estate assets, we have also capitalized on our expertise in the acquisition, redevelopment, leasing and management of retail real estate by establishing discretionary opportunity fund joint ventures in which we earn, in addition to a return on our equity interest and carried interest (“Promote”), fees and priority distributions for our services. To date, we have launched three opportunity fund joint ventures (“Opportunity Funds”), Acadia Strategic Opportunity Fund, LP (“Fund I”), Acadia Strategic Opportunity Fund II, LLC (“Fund II”) and Acadia Strategic Opportunity Fund III, LLC (“Fund III”). Due to the level of our control, we consolidate these Opportunity Funds.

Fund I

During September of 2001, we and four of our institutional shareholders formed a joint venture, Fund I, and during August of 2004 formed a limited liability company, Acadia Mervyn Investors I, LLC (“Mervyns I”), whereby the investors committed $70.0 million for the purpose of acquiring real estate assets. The Operating Partnership committed an additional $20.0 million in the aggregate to Fund I and Mervyns I, as the general partner or managing member with a 22% interest. In addition to a pro-rata return on its invested equity, the Operating Partnership is entitled to a Promote based upon certain investment return thresholds. Cash flow was distributed pro-rata to the partners (including the Operating Partnership) until a 9% cumulative return was achieved (“Preferred Return”) on, and a return of all capital contributions.

Now that a 9% cumulative return has been achieved, remaining cash flow is now distributed 80% to the partners (including the Operating Partnership) and 20% to the Operating Partnership as a Promote. The Operating Partnership also earns fees and/or priority distributions for asset management services equal to 1.5% of the allocated invested equity, as well as for property management, leasing, legal and construction services. All such fees and priority distributions are reflected as a reduction in the minority interest share in income from Opportunity Funds in the Consolidated Financial Statements beginning on page F-1 of this Form 10-K.

Our acquisition program was executed primarily through Fund I through June 2004. Fund I focused on targeting assets for acquisition that had superior in-fill locations, restricted competition due to high barriers to entry and in-place below-market anchor leases with the potential to create significant additional value through re-tenanting, timely capital improvements and property redevelopment.

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

As of December 31, 2008, there were 27 assets comprising approximately 1.3 million square feet remaining in Fund I in which the Operating Partnership’s interest in cash flow and income is 37.8% as a result of the Promote.

Fund II

Following our success with Fund I, during June of 2004 we formed a second, larger acquisition joint venture, Fund II, and during August of 2004, formed Acadia Mervyn Investors II, LLC (“Mervyns II”), with the investors from Fund I as well as two additional institutional investors, whereby the investors, including the Operating Partnership, committed capital totaling $300.0 million. The Operating Partnership is the managing member with a 20% interest in Fund II and Mervyns II and can invest the committed equity on a discretionary basis within the parameters defined in the Fund II and Mervyns II operating agreements. The terms and structure of Fund II and Mervyns II are substantially the same as Fund I and Mervyns I with the exception that the Preferred Return is 8%. As of December 31, 2008, $192.0 million of Fund II’s capital was invested and the balance of $108.0 million is expected to be utilized for existing Fund II investments.

In an effort to generate superior risk-adjusted returns for our shareholders and the Opportunity Fund investors, we have channeled our acquisition efforts through Fund II in two opportunistic strategies described below – the New York Urban Infill Redevelopment Initiative and the Retailer Controlled Property Venture.

New York Urban/Infill Redevelopment Initiative

During September of 2004, through Fund II, we launched our New York Urban Infill Redevelopment initiative. Despite the current economy, we believe that retailers continue to recognize that many of the nation’s urban markets are underserved from a retail standpoint, and we are poised to continue to capitalize on this trend by investing in redevelopment projects in dense urban areas where retail tenant demand has effectively surpassed the supply of available sites. During 2004, Fund II, together with an unaffiliated partner, P/A Associates, LLC (“P/A”), formed Acadia-P/A Holding Company, LLC (“Acadia-P/A”) for the purpose of acquiring, constructing, developing, owning, operating, leasing and managing certain retail or mixed-use real estate properties in the New York City metropolitan area. P/A agreed to invest 10% of required capital up to a maximum of $2.2 million and Fund II, the managing member, agreed to invest the balance to acquire assets in which Acadia-P/A agrees to invest. See Item 7 of this Form 10K for further information on the Acadia P/A Joint Venture as detailed in “Liquidity and Capital Resources – New York Urban/Infill Redevelopment Initiative”. To date, Fund II has invested in nine projects, eight of which are in conjunction with P/A, as discussed further in “—PROPERTY ACQUISITIONS– New York Urban/Infill Redevelopment Initiative” in this Item 1 of this Form 10-K.

Retailer Controlled Property Venture (the “RCP Venture”)

On January 27, 2004, through Funds I and II, we entered into the RCP Venture with Klaff Realty, L.P. (“Klaff”) and Lubert-Adler Management, Inc. (“Lubert-Adler”) for the purpose of making investments in surplus or underutilized properties owned by retailers. The initial expected size of the RCP Venture is approximately $300 million in equity, of which our share is $60 million, based on anticipated investments of approximately $1 billion. Each participant in the RCP Venture has the right to opt out of any potential investment. We, through Fund III, would consider expanding the size of the RCP Venture and our share thereof based on investment opportunities. Investments under the RCP Venture are structured as separate joint ventures as there may be other investors participating in certain investments in addition to Klaff, Lubert-Adler and us. Affiliates of Mervyns I and II and Fund II have invested $59.1 million in the RCP Venture to date on a non-recourse basis. While we are not required to invest any additional capital into any of these investments, should additional capital be required and we elect not to contribute our share, our proportionate share in the investment will be reduced. As Fund I is fully invested and Fund II is fully committed, Fund III will provide the remaining portion of our original share of the equity in future RCP Venture investments. Cash flow from any RCP investments is to be distributed to the participants until they have received a 10% cumulative return and a full return of all contributions. Thereafter, remaining cash flow is to be distributed 20% to Klaff (“Klaff’s Promote”) and 80% to the partners (including Klaff). The Operating Partnership may also earn market-rate fees for property management, leasing and construction services on behalf of the RCP Venture. While we are primarily a passive partner in the investments made through the RCP Venture, historically we have provided our support on reviewing potential acquisitions and operating and redevelopment assistance in areas where we have both a presence and expertise. We seek to invest opportunistically with the RCP Venture primarily in the following four ways:

–	Invest in operating retailers to control their real estate through private equity joint ventures
–	Work with financially healthy retailers to create value from their surplus real estate
–	Acquire properties, designation rights or other control of real estate or leases associated with retailers in bankruptcy
–	Complete sale leasebacks with retailers in need of capital

During 2004, we made our first RCP Venture investment with our participation in the acquisition of Mervyns. During 2006, 2007 and 2008, we made additional investments as further discussed in “—PROPERTY ACQUISITIONS – RCP Venture” below.

Fund III

Following the success of Fund I and the full commitment of Fund II, we formed a third discretionary Opportunity Fund, (“Fund III”) during 2007, with fourteen institutional investors, including a majority of the investors from Fund I and Fund II, whereby the investors, including the Operating Partnership, committed capital totaling $503 million. The Operating Partnership’s share of the committed capital is $100 million and it is the sole managing member with a 19.9% interest in Fund III and can invest the committed equity on a discretionary basis within the parameters defined in the Fund III operating agreements. The terms and structure of Fund III are substantially the same as the previous Funds, including the Promote structure, with the exception that the Preferred Return is 6%. As of December 31, 2008, $96.5 million of Fund III’s capital was invested. To date, Fund III has invested in 13 projects as discussed further in “PROPERTY ACQUISITIONS” in this Item 1 of this Form 10-K.

Preferred Equity, Notes Receivable and Other Real Estate Related Investments

We may also invest in preferred equity investments, mortgage loans, other real estate interests and other investments. The mortgage loans in which we invest may be either first or second mortgages, where we believe the underlying value of the real estate collateral is in excess of its loan balance. As of December 31, 2008, our preferred equity investment and notes receivable aggregated $125.6 million, and were collateralized by the underlying properties, the borrower’s ownership interest in the properties and/or by the borrower’s personal guarantee. Interest rates on our preferred equity investment, mezzanine loan investments and notes receivable ranged from 9.75% to in excess of 20% with maturities that range from demand notes to January 2017.

Capital Strategy — Balance Sheet Focus and Access to Capital

Given the significant turmoil in the capital markets and the unprecedented disruption of the economy, our primary capital objective is to maintain a strong and flexible balance sheet through conservative financial practices while ensuring access to sufficient capital to fund future growth. We intend to continue financing acquisitions and property redevelopment with sources of capital determined by management to be the most appropriate based on, among other factors, availability in the current capital markets, pricing and other commercial and financial terms. The sources of capital may include the issuance of public equity, unsecured debt, mortgage and construction loans, and other capital alternatives including the issuance of Operating Partnership Units. We manage our interest rate risk primarily through the use of fixed rate-debt and, where we use variable rate debt, we use certain derivative instruments, including LIBOR swap agreements and interest rate caps as discussed further in Item 7A of this Form 10-K.

During December of 2006 and January of 2007, we issued $115.0 million of 3.75% unsecured Convertible Notes (the “Notes”). Interest on the Notes is payable semi-annually. The Notes had an initial conversion rate of 32.4002 of our Common Shares for each $1,000 principal amount, representing a conversion price of approximately $30.86 per Common Share, or a conversion premium of approximately 20.0% based upon our Common Share price on the date of the issuance of the Notes. Pursuant to the terms of the Notes, the conversion rate was adjusted to 32.7310 effective October 1, 2008 and 34.1708 effective January 1, 2009. The Notes are redeemable for cash up to their principal amount plus accrued interest and, at our option, cash, our Common Shares, or a combination thereof with respect to the remainder, if any, of the conversion value in excess of the principal amount. The Notes mature December 15, 2026, although the holders of the Notes may require the Company to repurchase their Notes, in whole or in part, on December 20, 2011, December 15, 2016, and December 15, 2021. After December 20, 2011, we have the right to redeem the Notes in whole or in part at any time. The $112.1 million in proceeds, net of related costs, were used to retire variable rate debt, provide for future Opportunity Fund capital commitments and for general working capital purposes. During November and December of 2008, we purchased $8.0 million in principal amount of the Notes and purchased an additional $13.5 million in principal amount during January

2009, all at a discount of approximately 24%.

During January 2007, we filed a shelf registration on Form S-3 providing for offerings of up to a total of $300.0 million of Common Shares, Preferred Shares and debt securities. As of December 31, 2008, we have remaining capacity under this registration statement to issue up to approximately $189 million of these securities.

Common and Preferred OP Unit Transactions

On January 27, 2004, we issued 4,000 Series B Preferred OP Units to Klaff in connection with the acquisition from Klaff of its rights to provide asset management, leasing, disposition, and construction services for an existing portfolio of retail properties. These units had a stated value of $1,000 each and are entitled to a quarterly preferred distribution of the greater of (i) $13.00 (5.2% annually) per Preferred OP Unit or (ii) the quarterly distribution attributable to a Preferred OP Unit if such unit were converted into a Common OP Unit. The Preferred OP Units are convertible into Common OP Units based on the stated value of $1,000 divided by 12.82 at any time. Klaff was entitled to redeem them at par for either cash or Common OP Units (at our option). During 2007, Klaff converted all 4,000 Series B Preferred OP Units into 312,013 Common OP Units and ultimately into Common Shares.

Operating Strategy — Experienced Management Team with Proven Track Record

Our senior management team has decades of experience in the real estate industry. We believe our management team has demonstrated the ability to create value internally through anchor recycling, property redevelopment and strategic non-core dispositions. We have capitalized on our expertise in the acquisition, redevelopment, leasing and management of retail real estate by establishing joint ventures, such as the Opportunity Funds, in which we earn, in addition to a return on our equity interest and Promote, fees and priority distributions. In connection with these joint ventures we have launched several successful acquisition platforms including our New York Urban Infill Redevelopment Initiative and RCP Venture.

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

We typically hold our Core Portfolio properties for long-term investment. As such, we continuously review the existing portfolio and implement programs to renovate and modernize targeted centers to enhance the property’s market position. This in turn strengthens the competitive position of the leasing program to attract and retain quality tenants, increasing cash flow and consequently property value. We also periodically identify certain properties for disposition and redeploy the capital to existing centers or acquisitions with greater potential for capital appreciation. Our Core Portfolio consists primarily of neighborhood and community shopping centers, which are generally dominant centers in high barrier-to-entry markets. The anchors at these centers typically pay market or below-market rents. Furthermore, supermarket and necessity-based retailers anchor the majority of our Core Portfolio. We believe these attributes enable our properties to better withstand the current recession.

During 2008, 2007 and 2006 we sold seven non-core properties and redeployed the capital to acquire seven retail properties as further discussed in “—ASSET SALES AND CAPITAL/ASSET RECYCLING” below.

PROPERTY ACQUISITIONS

RCP Venture

Albertson’s

In June 2006, the RCP Venture participated in the acquisition of 699 stores from Albertson’s, the nation’s 2nd largest grocery and drug chain and 26 Cub Food stores. The total price paid by the investment consortium, which included subsidiaries of Cerberus Capital Management, Schottenstein Stores Corp. and Kimco Realty Corporation, to Albertson’s for the portfolio was $1.9 billion, which was funded with $0.3 billion of equity and $1.6 billion of financing. Mervyns II’s share of equity invested totaled $20.7 million. The Operating Partnership’s share was $4.2 million.

During February of 2007, Mervyns II received cash distributions totaling approximately $44.4 million from its ownership position in Albertson’s. The Operating Partnership’s share of this distribution amounted to approximately $8.9 million. The distributions primarily resulted from proceeds received by Albertsons in connection with its disposition of certain stores, refinancing of the remaining assets held in the entity and excess cash from operations. Mervyns II received additional distributions from this investment totaling $8.8 million in 2007 and $10.6 million in 2008. The Operating Partnership’s share of these distributions was $2.9 million.

Through December 31, 2008, Mervyns II has made additional add-on investments in Albertson’s, whereby Mervyns II, Klaff and Lubert-Adler have together acquired specific assets from the above investment consortium, totaling $2.8 million and received distributions totaling $0.8 million in the aggregate from these add-on investments. The Operating Partnership’s share of such amounts was $0.4 million and $0.1 million, respectively.

Mervyns Department Stores

In September 2004, we made our first RCP Venture investment. Through Mervyns I and Mervyns II, we invested in a consortium along with subsidiaries of Sun Capital Partners, Inc. and Cerberus Capital Management to acquire the Mervyns Department Store chain (“Mervyns”) consisting of 262 stores (“REALCO”) and its retail operation (“OPCO”) from Target Corporation. The gross acquisition price of $1.2 billion was financed with $800 million of debt and $400 million of equity. Mervyns I and Mervyns II contributed in the aggregate $23.2 million of equity and received an approximate 5.2% interest in REALCO and an approximate 2.5% interest in OPCO. To date, REALCO has disposed of a significant portion of the portfolio. In addition, in November 2007, we sold our interest in OPCO and, as a result, have no further investment in OPCO. As of December 31, 2008, a majority of the REALCO properties were occupied by tenants other than Mervyns. During 2008 and 2007, Mervyns I and Mervyns II made additional investments in Mervyns totaling $2.9 million. The Operating Partnership’s share of the total investment in Mervyns was $4.9 million.

Through December 31, 2008, Mervyns I and Mervyns II have also made add-on investments in Mervyns properties totaling $3.0 million. The Operating Partnerships share of this amount was $0.3 million.

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

Other RCP Venture Investments

During 2006, Fund II invested $1.1 million in Shopko, a regional multi-department retailer that, at the time of the acquisition, operated 358 stores located throughout the Midwest, Mountain and Pacific Northwest and $0.7 million in Marsh, a regional supermarket chain which operated 271 stores in central Indiana, Illinois and western Ohio. The Operating Partnership’s share of these investments totaled $0.2 million. For the year ended December 31, 2007, Fund II received a $1.1 million distribution from the Shopko investment, of which the Operating Partnership’s share was $0.2 million.

During 2008, Fund II made investments of $2.0 million in additional add-on investments in Marsh. The Operating Partnership’s share was $0.4 million. For the year ended December 31, 2008, Fund II received a $1.0 million distribution from the Marsh add-on investment, of which the Operating Partnership’s share was $0.2 million.

During July 2007, Mervyns II invested $2.7 million in REX Stores Corporation, which is comprised of electronic retail stores located in 27 states. The Operating Partnership’s share was $0.5 million.

The following table summarizes the RCP Venture investments from inception through December 31, 2008:

					Operating Partnership Share

(dollars in millions)		Year	Invested		Invested
Investor	Investment	acquired	capital	Distributions	capital	Distributions

Mervyns I and Mervyns II	Mervyns	2004	$26.1	$46.0	$4.9	$11.3
Mervyns I and Mervyns II	Mervyns add-on investments	2005/2008	3.0	1.3	0.3	0.3
Mervyns II	Albertson’s	2006	20.7	63.8	4.2	11.8
Mervyns II	Albertson’s add-on investments	2006/2007	2.8	0.8	0.4	0.1
Fund II	Shopko	2006	1.1	1.1	0.2	0.2
Fund II	Marsh	2006	0.7	—	0.1	—
Fund II	Marsh add-on investments	2008	2.0	1.0	0.4	0.2
Mervyns II	Rex	2007	2.7	—	0.5	—

Total			$59.1	$114.0	$11.0	$23.9

New York Urban/Infill Redevelopment Initiative

As of December 31, 2008, we had ten New York Urban/Infill projects. Construction is substantially complete at five of the projects, one is under construction and four are in the design phase as follows:

Construction Substantially Complete

Fordham Place — On September 29, 2004, Acadia-P/A purchased 400 East Fordham Road, Bronx, New York. Construction of the four-level retail component is substantially complete. The total retail space is 98% leased and occupied by Best Buy, Sears, Walgreens, and by 24 Hour fitness, which is scheduled to open during the first half of 2009. Construction on the office component is also substantially complete with 33% currently leased. The total cost of the project to Acadia P/A, including the acquisition cost of $30.0 million, is expected to be $125.0 million.

Pelham Manor — On October 1, 2004, Acadia-P/A entered into a 95-year, inclusive of extension options, ground lease to redevelop a 16-acre site in Pelham Manor, Westchester County, New York. We have demolished the existing industrial and warehouse buildings, and are completing construction of a multi-anchor community retail center at a total estimated cost of $58.0 million. Home Depot was originally slated to anchor the project, but announced their decision to curtail plans for expansion. As part of our lease termination agreement with Home Depot, we purchased the building that Home Depot had constructed on the site for $10 million, representing approximately half of their cost of construction. At the same time, we executed a lease with BJ Wholesale Club (“BJ’s”) to anchor the site. Construction on BJ’s space is underway.

216th Street — On December 1, 2005, Acadia-P/A acquired a 65,000 square foot parking garage located at 10th Avenue and 216th Street in the Inwood section of Manhattan for $7.0 million. During 2007, we completed the construction of a 60,000 square foot office building and we relocated an agency of the City of New York, which was a tenant at another of our Urban/Infill Redevelopment projects, to this location. Inclusive of acquisition costs, total costs to Acadia P/A for the project, which also includes a 100-space rooftop parking deck, was approximately $28.0 million.

Liberty Avenue — On December 20, 2005, Acadia-P/A acquired the remaining 40-year term of a leasehold interest in land located at Liberty Avenue and 98th Street in Queens (Ozone Park) New York. Development of this project has been completed and the property is currently operating. It includes approximately 30,000 square feet of retail anchored by a CVS drug store and a 95,000 square foot self-storage facility operated by Storage Post. The total cost to Acadia P/A of the redevelopment was approximately $15.0 million.

161st Street – On August 5, 2005, Acadia-P/A purchased 244-268 161st Street located in the Bronx, New York for $49.3 million, inclusive of closing costs. The ultimate redevelopment plan for this currently 88% occupied, 10-story office building, is to be determined. Additional redevelopment costs to Acadia P/A are anticipated to be approximately $16.0 million.

Under Construction

Atlantic Avenue – During May 2007, we, through Fund II and in partnership with Post Management, LLC (“Storage Post”), acquired a property on Atlantic Avenue in Brooklyn, New York for $5.0 million. Storage Post is our unaffiliated partner in our self storage portfolio (see below) and at several of our other New York urban projects with a self storage component. Redevelopment of the property has commenced with the demolition of the existing structure and the construction of an eight level state-of-the-art self storage facility, which is expected to be completed in the second half of 2009.

In Design

Canarsie – During October of 2007, Acadia P/A acquired a 530,000 square foot warehouse building in Canarsie, Brooklyn for approximately $21.0 million. The development plan for this property includes the demolition of a portion of the warehouse and the construction of a 323,000 square foot mixed-use project consisting of retail, office, cold-storage and self-storage. The total cost of the redevelopment, including acquisition costs, is expected to be approximately $50.0 million. We had executed a lease with Home Deport to anchor the project. However, during 2008, we reached an agreement with Home Depot to terminate their lease as a result of Home Depot’s corporate decision to curtail plans for expansion. As we had negotiated a lease with terms favorable to us as landlord, including stringent opening covenants and limited assignment rights, Home Depot paid us $24.5 million to terminate this lease.

Sherman Plaza – On April 6, 2005, Acadia-P/A acquired 4650 Broadway located in the Washington Heights/Inwood section of Manhattan. The property, a 140,000 square foot building, which was occupied by an agency of the City of New York and a commercial parking garage, was acquired for a purchase price of $25.0 million. During 2007 we relocated this tenant to Acadia P/A’s 216th St. redevelopment as discussed above. We are currently reviewing various alternatives to redevelop the site to include retail and office components totaling over 216,000 square feet. Expected costs for Acadia P/A to complete the redevelopment are estimated at $55.0 million.

CityPoint – On June 13, 2007, Acadia-P/A and MacFarlane Partners (“MacFarlane”) purchased the leasehold interest in The Gallery at Fulton Street in downtown Brooklyn for approximately $115.0 million, with an option to purchase the fee position, which is owned by the City of New York, at a later date. Redevelopment plans for the property, renamed as CityPoint, include the demolition of the existing structure and the development of a 1.6 million square foot mixed-use complex. The proposed development calls for the construction of a combination of retail, office and residential components, all of which are currently allowed as of right. Acadia P/A, together with MacFarlane, will develop and operate the retail component, which is anticipated to total 475,000 square feet of retail space. Acadia P/A will also participate in the development of the office component with MacFarlane, which is expected to include at least 125,000 square feet of office space. MacFarlane plans to develop and operate up to 1,000 residential units with underground parking. Acadia P/A does not plan on participating in the development of, or have an ownership interest in, the residential component of the project. The scope of the project remains under review and we may decide to revise our development plan.

Sheepshead Bay – During November of 2007, Fund III acquired a property in Sheepshead Bay, Brooklyn for approximately $20.0 million. The project is currently in the design phase; however, we have demolished the existing site and expect to develop a multi-story retail center with approximately 240,000 square feet of gross leasable area (“GLA”). The total cost of the redevelopment, including acquisition costs, is expected to be approximately $109.0 million.

Given the current dislocation in the credit markets, we do not intend to proceed with significant development activities with respect to the forgoing properties that are in the design phase until significant pre-leasing and the other components of the projects, including the availability of project financing, are in place.

Self-Storage Portfolio

On February 29, 2008, Fund III, in conjunction with Storage Post, acquired a portfolio of eleven self-storage properties from Storage Post’s existing institutional investors for approximately $174.0 million. The portfolio totals approximately 920,000 net rentable square feet, of which ten properties are operating at various stages of stabilization. The remaining property is currently under construction. The properties are located throughout New York and New Jersey. The portfolio continues to be operated by Storage Post, which is a 5% equity partner.

Other Investments

In addition to the RCP Venture, the New York Urban/Infill and Self-Storage Portfolio investments as discussed above, through Fund II and Fund III, we have also acquired the following:

During November 2007, Fund III acquired 125 Main Street, Westport, Connecticut for approximately $17.0 million. Our plan is to redevelop the existing building into 30,000 square feet of retail and office use.

Core Portfolio

See Item 2. PROPERTIES for the definition of our Core Portfolio.

During April of 2008, the Operating Partnership acquired a 20,000 square foot single tenant retail property located on 17th Street near 5th Avenue in Manhattan, New York for $9.7 million.

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

Preferred Equity, Notes Receivable and Other Real Estate Related Investments

During June 2008, the Operating Partnership made a $40.0 million preferred equity investment in a portfolio of 18 properties located primarily in Georgetown, Washington D.C. The portfolio consists of 306,000 square feet of principally retail space. The term of this investment is for two years, with two one-year extensions, and provides a 13% preferred return.

During July 2008, the Operating Partnership made a $34.0 million mezzanine loan, which is collateralized by a mixed-use retail and residential development at 72 nd Street and Broadway on the Upper West Side of Manhattan. Upon completion, this project is expected to include approximately 50,000 square feet of retail on three levels and 196 luxury residential rental apartments. The term of the loan is for a period of three years, with a one year extension, and, including the exit fee, provides an effective annual return in excess of 20%.

During September 2008, Fund III made a $10.0 million first mortgage loan, which is collateralized by land located on Long Island, New York. The term of the loan is for a period of two years, and provides an effective annual return of approximately 13%.

During June 2006, the Operating Partnership converted its $20.0 million preferred equity investment in Levitz SL, L.L.C (“Levitz SL”), the owner of fee and leasehold interests in former Levitz Furniture Store locations, to a first mortgage loan and advanced additional proceeds bringing the total outstanding amount to $31.3 million. Following the sale of two locations by Levitz SL during 2006 and 2007, $24.8 million of proceeds were used to repay our first mortgage loan, and the remaining balance of $6.5 million remained outstanding at December 31, 2008. The first mortgage loan matures in July 2009, with a one-year extension option and bears interest at a rate of 11.6%. Although the loan is collateralized by three former Levitz locations, totaling 402,266 square feet, which are currently vacant, we believe the underlying value of the real estate is sufficient to recover the principal and interest due under our mortgage loan.

The following table sets forth our preferred equity and notes receivable investments as of December 31, 2008:

					Weighted Averages

Notes Receivable (dollars in thousands)								Underlying third-party first mortgage loan

Investment	Principal	Accrued interest	Total	Stated Interest rate	Effective interest rate[1]	Maturity date	Extension options (years)	Amount[2]	Maturity dates

Georgetown A - 5 property portfolio	$8,000	$810	$8,810	9.75%	10.25%	11/2010	2 x 1 year	$8,576	2009 through 2012
Georgetown B - 18 property portfolio	40,000	2,092	42,092	13.00%	13.50%	6/2010	2 x 1 year	114,150	2011 through 2016
72nd Street	35,941	1,137	37,078	13.00%	20.85%	7/2011	1 year	185,000	2011 w/ 1 year extension
First mortgage notes	25,443	1,964	27,407	10.86%	11.43%	2009	0.2 years	n/a	n/a
Mezzanine notes	16,203	1,476	17,679	13.30%	14.82%	2011	—	—	2012

Total notes receivable	$125,587	$7,479	$133,066	12.40%	15.15%

______________

1      The effective rate includes upfront points and exit fees

2      The first mortgage amount for 72nd street represents the maximum availability under the loan

ASSET SALES AND CAPITAL/ASSET RECYCLING

Core Portfolio

We periodically identify certain core properties for disposition and redeploy the capital to existing centers or acquisitions with greater potential for capital appreciation. Since January of 2006, we have sold the following Core Portfolio assets:

Property	Location	Date sold	Gross leasable area	Sales price (dollars in thousands)

Village Apartments	Winston-Salem, North Carolina	April 2008	599,106	$23,300
Colony and GHT Apartments	Columbia, Missouri	December 2007	625,545	15,512
Soundview Marketplace	Long Island, New York	December 2006	183,815	24,000
Bradford Towne Centre	Towanda, Pennsylvania	November 2006	257,123	16,000
Greenridge Plaza	Scranton, Pennsylvania	November 2006	191,767	10,600
Pittston Plaza	Pittston, Pennsylvania	November 2006	79,498	6,000
Luzerne Street Shopping Center	Scranton, Pennsylvania	November 2006	58,035	3,600

Total			1,994,889	$99,012

Proceeds from these sales in part have been used to fund the Core Portfolio acquisitions as discussed in “—PROPERTY ACQUISITIONS” above.

Fund I Liquidation

As originally contemplated when Fund I was established as a finite life entity, we are currently engaged in the multi-year process of liquidating the fund’s investments. Historically, Fund I had purchased a total of 35 assets totaling approximately 3.0 million square feet. Following the 2006 recapitalization of the Brandywine Portfolio as discussed further in “—BUSINESS OBJECTIVES AND STRATEGIES” above and the sale of other properties as discussed below, there were 27 assets comprising 1.3 million square feet remaining in Fund I as of December 31, 2008 (in which the Operating Partnership’s interest in cash flow and income has increased from 22.2% to 37.8% as a result of the Promote) as follows:

Shopping Center	Location	Year acquired	GLA

New York Region
New York
Tarrytown Centre	Westchester	2004	35,291
Midwest Region
Ohio
Granville Centre	Columbus	2002	134,997
Michigan
Sterling Heights Shopping Center	Detroit	2004	154,835
Various Regions
Kroger/Safeway Portfolio	Various (24 properties)	2003	987,100

Total			1,312,223

During April 2008, Fund I sold Haygood Shopping Center located in Virginia Beach, Virginia, for $24.9 million, resulting in a $6.8 million gain.

During November 2007, Fund I sold Amherst Marketplace and Sheffield Crossing, community shopping centers in Ohio, for $26.0 million, resulting in a $7.5 million gain.

On February 2, 2009, The Kroger Co. purchased the fee at six locations in Fund I’s Kroger/Safeway Portfolio for $14.6 million. The Company’s share of the sales proceeds amounted to $8.1 million.

PROPERTY REDEVELOPMENT AND EXPANSION

Our redevelopment program focuses on selecting well-located neighborhood and community shopping centers within our Core Portfolio and creating significant value through re-tenanting and property redevelopment.

COMPETITION

There are numerous entities that compete with us in seeking properties for acquisition and tenants that will lease space in our properties. Our competitors include other REIT’s, financial institutions, insurance companies, pension funds, private companies and individuals. Our properties compete for tenants with similar properties primarily on the basis of location, total occupancy costs (including base rent and operating expenses) and the design and condition of the improvements.

FINANCIAL INFORMATION ABOUT MARKET SEGMENTS

We have four reportable segments: Core Portfolio, Opportunity Funds, Self Storage Portfolio, and Other. During 2008, we acquired a portfolio of self storage properties and determined that it constitutes a new reportable segment. “Other” primarily consists of management fees, interest income, preferred equity investment and notes receivable. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate property performance primarily based on net operating income before depreciation, amortization and certain nonrecurring items. Investments in our Core Portfolio are typically held long-term. Given the contemplated finite life of our Opportunity Funds, these investments are typically held for shorter terms. Fees earned by us as general partner/member of the Opportunity Funds are eliminated in our Consolidated Financial Statements. See Note 3 to our Consolidated Financial Statements, which begin on page F-1 of this Form 10-K for information regarding, among other things, revenues from external customers, a measure of profit and loss and total assets with respect to each of our segments.

CORPORATE HEADQUARTERS AND EMPLOYEES

Our executive offices are located at 1311 Mamaroneck Avenue, Suite 260, White Plains, New York 10605, and our telephone number is (914) 288-8100. As of December 31, 2008, we had 135 employees, of which 108 were located at our executive office and 27 were located at regional property management offices. None of our employees are covered by collective bargaining agreements. Management believes that its relationship with employees is good.

COMPANY WEBSITE

All of our filings with the Securities and Exchange Commission, including our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge at our website at www.acadiarealty.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. These filings can also be accessed through the Securities and Exchange Commission’s website at www.sec.gov. Alternatively, we will provide paper copies of our filings free of charge upon request. If you wish to receive a copy of the Form 10-K, you may contact Robert Masters, Corporate Secretary at Acadia Realty Trust, 1311 Mamaroneck Avenue, Suite 260, White Plains, NY 10605. You may also call (914) 288-8100 to request a copy of the Form 10-K. Information included or referred to on our website is not incorporated by reference in or otherwise a part of this Form 10-K.

CODE OF ETHICS AND WHISTLEBLOWER POLICIES

The Board of Trustees adopted a Code of Ethics for Senior Financial Officers that applies to our Chief Executive Officer, Senior Vice President-Chief Financial Officer, Senior Vice President-Chief Accounting Officer, Vice President-Controller, Vice President- Financial Reporting, Director of Taxation and Assistant Controllers. The Board also adopted a Code of Business Conduct and Ethics applicable to all employees, as well as a “Whistleblower Policy”. Copies of these documents are available in the Investor Information section of our website.

ITEM 1A. RISK FACTORS.

If any of the following risks actually occur, our business, results of operations and financial condition would likely suffer. This section includes or refers to certain forward-looking statements. Refer to the explanation of the qualifications and limitations on such forward-looking statements discussed in the beginning of this Form 10-K.

We rely on revenues derived from major tenants.

We derive significant revenues from certain anchor tenants that occupy space in more than one center. We could be adversely affected in the event of the bankruptcy or insolvency of, or a downturn in the business of, any of our major tenants, or in the event that any such tenant does not renew its leases as they expire or renews at lower rental rates. Vacated anchor space not only would reduce rental revenues if not re-tenanted at the same rental rates but also could adversely affect the entire shopping center because of the loss of the departed anchor tenant’s customer drawing power. Loss of customer drawing power also can occur through the exercise of the right that most anchors have to vacate and prevent re-tenanting by paying rent for the balance of the lease term, or the departure of a “shadow” anchor tenant that owns its own property. In addition, in the event that certain major tenants cease to occupy a property, such an action may result in a significant number of other tenants having the right to terminate their leases, or pay a reduced rent based on a percentage of the tenant’s sales, at the affected property, which could adversely affect the future income from such property. See “Item 2. Properties—Major Tenants” for quantified information with respect the percentage of our minimum rents received from major tenants.

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

Our operations and performance depend on general economic conditions. The U.S. economy has recently experienced a financial downturn, with consumer spending on the decline, credit tightening and unemployment rising. Many financial and economic analysts are predicting that the world economy has entered a prolonged economic downturn characterized by high unemployment, limited availability of credit and decreased consumer and business spending. This economic downturn is expected to adversely affect the businesses of many of our tenants. We and the Opportunity Funds may experience higher vacancy rates as well as delays in re-leasing vacant space.

The current downturn has had, and may continue to have, an unprecedented impact on the global credit markets. In general, credit is currently difficult to obtain. While we currently believe we have adequate sources of liquidity, there can be no assurance that we will be able to obtain mortgage loans to purchase additional properties, obtain financing to complete current redevelopment projects, or successfully refinance our properties as loans become due. To the extent that the availability of credit continues to be limited, it will also adversely impact our preferred equity and mezzanine investments as counterparties may not be able to obtain the financing required to repay the loans upon maturity. Additionally, if the current market conditions continue, it will make it more difficult for us to raise capital through the issuance of equity or debt securities.

The bankruptcy of, or a downturn in the business of, any of our major tenants or a significant number of our smaller tenants may adversely affect our cash flows and property values.

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

Since January 1, 2006, there have been four significant tenant bankruptcies within our portfolio:

On December 11, 2008, KB Toys (“KB”) filed for protection under Chapter 11 Bankruptcy. KB operated in two locations in our Core Portfolio, totaling approximately 12,000 square feet. Rental revenues from KB at these locations aggregated $0.3 million for each of the years ended December 31, 2008, 2007 and 2006, respectively. KB has filed a Motion to Reject the lease at the two locations and a hearing on the matter is scheduled for March 10, 2009.

On November 10, 2008, Circuit City Stores Inc. (“Circuit City”) filed for protection under Chapter 11 Bankruptcy. Circuit City operated at two of our Core Portfolio locations totaling approximately 59,278 square feet. Rental revenues from Circuit City at these locations totaled $1.0 million, $0.7 million and $0.5 million for the years ended December 31, 2008, 2007 and 2006 respectively. Circuit City has rejected one lease and has neither assumed nor rejected one lease. In addition, Circuit City executed a lease at a property owned by Acadia-P/A Holding Company. Circuit City has rejected that lease. On January 16, 2009, Circuit City announced that it will seek Bankruptcy Court approval to liquidate the assets of the Company.

On September 27, 2007, the Bombay Company, Inc. (“Bombay”) filed for protection under Chapter 11 Bankruptcy. Bombay operated in one of our Core Portfolio locations, leasing 8,965 square feet. Rental revenues from Bombay totaled $0.04 million, $0.2 million and $0.2 million for the years ended December 31, 2008, 2007 and 2006, respectively. Bombay has rejected the lease at this location.

On June 11, 2007, Tweeter Home Entertainment Group, Inc. (“Tweeter 1”) filed for protection under Chapter 11 Bankruptcy. Tweeter is operating in one of our Core Portfolio locations, leasing 12,799 square feet. Rental revenues from Tweeter totaled $0.3 million, $0.3 million and $0.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. A new entity, Tweeter Newco, LLC, and its operating subsidiary, Tweeter Opco, LLC, (“Tweeter 2”) assumed the lease. On November 5, 2008, Tweeter 2 filed for protection under Chapter 11 Bankruptcy, which was subsequently converted to a Chapter 7 Bankruptcy. Tweeter 2 has rejected the lease.

In addition, through our investment in Mervyns I and Mervyns II, as discussed in Item 1 under Property Acquisitions of this Form 10-K, we leased space to the Mervyns Department Store chain which declared bankruptcy and rejected the leases. This could adversely effect the Operating Partnership’s revenues by less than $0.5 million.

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

Interest expense on our variable debt as of December 31, 2008 would increase by $2.5 million annually for a 100 basis point increase in interest rates. We may seek additional variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, we would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.

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

Our performance depends on the economic conditions in markets in which our properties are concentrated. We have significant exposure to the greater New York region, from which we derive 34% of the annual base rents within our Core Portfolio. Our operating results could be adversely affected if market conditions, such as an oversupply of space or a reduction in demand for real estate, in this area become more competitive relative to other geographic areas.

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

Our earnings growth strategy is based on the acquisition and development of additional properties, including acquisitions through co-investment programs such as our Opportunity Funds. In the context of our business plan, “redevelopment” generally means an expansion or renovation of an existing property. The consummation of any future acquisitions will be subject to satisfactory completion of our extensive valuation analysis and due diligence review and to the negotiation of definitive documentation. We cannot be sure that we will be able to implement our strategy because we may have difficulty finding new properties, negotiating with new or existing tenants or securing acceptable financing.

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

Limited control over joint venture investments.

Under the terms of our Fund III joint venture, which is similar to the terms of Fund I and Fund II, we are required to first offer to Fund III all of our opportunities to acquire retail shopping centers. Only if (i) our joint venture partner elects not to approve Fund III’s pursuit of an acquisition opportunity; (ii) the ownership of the acquisition opportunity by Fund III would create a material conflict of interest for us; (iii) we require the acquisition opportunity for a “like-kind” exchange; or (iv) the consideration payable for the acquisition opportunity is our Common Shares, OP Units or other securities, may we pursue the opportunity directly. As a result, we may not be able to make attractive acquisitions directly and may only receive a minority interest in such acquisitions through Fund III.

Our joint venture investments, including our Opportunity Fund investments may involve risks not otherwise present for investments made solely by us, including the possibility that our joint venture partner might have different interests or goals than we do. Other risks of joint venture investments include impasse on decisions, such as a sale, because neither we nor a joint venture partner would have full control over the joint venture. Also, there is no limitation under our organizational documents as to the amount of funds that may be invested in joint ventures.

Through our investments in joint ventures we have also invested in operating businesses that have operational risk in addition to the risks associated with real estate investments, including among other risks, human capital issues, adequate supply of product and material, and merchandising issues.

During 2008, 2007 and 2006, our Fund I joint venture provided Promote income. There can be no assurance that the joint ventures will continue to operate profitably and thus provide additional Promote income in the future.

Market factors could have an adverse effect on our share price.

One of the factors that may influence the trading price of our Common Shares is the annual dividend rate on our Common Shares as a percentage of its market price. An increase in market interest rates may lead purchasers of our Common Shares to seek a higher annual dividend rate, which could adversely affect the market price of our Common Shares. A decline in our share price, as a result of this or other market factors, could unfavorably impact our ability to raise additional equity in the public markets.

The loss of a key executive officer could have an adverse effect on us.

Our success depends on the contribution of key management members. The loss of the services of Kenneth F. Bernstein, President and Chief Executive Officer, or other key executive-level employees could have a material adverse effect on our results of operations. We have obtained key-man life insurance for Mr. Bernstein. In addition, we have entered into an employment agreement with Mr. Bernstein; however, it could be terminated by Mr. Bernstein. We have not entered into employment agreements with other key executive level employees.

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

From time to time, in connection with the conduct of our business, and prior to the acquisition of any property from a third party or as required by our financing sources, we authorize the preparation of Phase I environmental reports and, when necessary, Phase II environmental reports, with respect to our properties. Based upon these environmental reports and our ongoing review of our properties, we are currently not aware of any environmental condition with respect to any of our properties that we believe would be reasonably likely to have a material adverse effect on us. There can be no assurance, however, that the environmental reports will reveal all environmental conditions at our properties or that the following will not expose us to material liability in the future:

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

We carry comprehensive general liability, fire, extended coverage, loss of rent insurance, and environmental liability on most of our properties, with policy specifications and insured limits customarily carried for similar properties. However, with respect to those properties where the leases do not provide for abatement of rent under any circumstances, we generally do not maintain loss of rent insurance. In addition, there are certain types of losses, such as losses resulting from wars, terrorism or acts of God that generally are not insured because they are either uninsurable or not economically insurable. Should an uninsured loss or a loss in excess of insured limits occur, we could lose capital invested in a property, as well as the anticipated future revenues from a property, while remaining obligated for any mortgage indebtedness or other financial obligations related to the property. Any loss of these types would adversely affect our financial condition.

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

To maintain our status as a REIT for federal income tax purposes, we are generally required to distribute to our shareholders at least 90% of our taxable income for each calendar year. Pursuant to recent IRS pronouncements, up to 90% of such distribution may be made in Common Shares rather than cash. Our taxable income is determined without regard to any deduction for dividends paid and by excluding net capital gains. To the extent that we satisfy the distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed income. In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our distributions in any year are less than the sum of (i) 85% of our ordinary income for that year; (ii) 95% of our capital gain net income for that year and; (iii) 100% of our undistributed taxable income from prior years. We intend to continue to make distributions to our shareholders to comply with the distribution requirements of the Internal Revenue Code and to minimize exposure to federal income and nondeductible excise taxes. Differences in timing between the receipt of income and the payment of expenses in determining our income as well as required debt amortization payments and the capitalization of certain expenses could require us to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT. The distribution requirements also severely limit our ability to retain earnings to acquire and improve properties or retire outstanding debt.

There can be no assurance we have qualified or will remain qualified as a REIT for federal income tax purposes.

We believe that we have consistently met the requirements for qualification as a REIT for federal income tax purposes beginning with our taxable year ended December 31, 1993, and we intend to continue to meet these requirements in the future. However, qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code, for which there are only limited judicial or administrative interpretations. No assurance can be given that we have qualified or will remain qualified as a REIT. The Internal Revenue Code provisions and income tax regulations applicable to REIT’s differ significantly from those applicable to other corporations. The determination of various factual matters and circumstances not entirely within our control can potentially affect our ability to continue to qualify as a REIT. In addition, no assurance can be given that legislation, regulations, administrative interpretations or court decisions will not significantly change the requirements for qualification as a REIT or the federal income tax consequences of such qualification. Under current law, if we fail to qualify as a REIT, we would not be allowed a deduction for dividends paid to shareholders in computing our net taxable income. In addition, our income would be subject to tax at the regular corporate rates. We also could be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. Cash available for distribution to our shareholders would be significantly reduced for each year in which we do not qualify as a REIT. In that event, we would not be required to continue to make distributions. Although we currently intend to continue to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause us, without the consent of the shareholders, to revoke the REIT election or to otherwise take action that would result in disqualification.

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

Concentration of ownership by certain investors.

Eight institutional shareholders own 5% or more individually, and 52.8% in the aggregate, of our Common Shares. A significant concentration of ownership may allow an investor or a group of investors to exert a greater influence over our management and affairs and may have the effect of delaying, deferring or preventing a change in control of us.

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

There are a number of issues associated with an investment in a REIT that are related to the federal income tax laws, including, but not limited to, the consequences of a company’s failing to continue to qualify as a REIT. At any time, the federal income tax laws governing REIT’s or the administrative interpretations of those laws may be amended or modified. Any new laws or interpretations may take effect retroactively and could adversely affect us or our shareholders. Reduced tax rates applicable to certain corporate dividends paid to most domestic noncorporate shareholders are not generally available to REIT shareholders since a REIT’s income generally is not subject to corporate level tax. As a result, investment in non-REIT corporations may be viewed as relatively more attractive than investment in REIT’s by domestic noncorporate investors. This could adversely affect the market price of the Company’s shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES.

SHOPPING CENTER PROPERTIES

The discussion and tables in this Item 2 include properties held through our Core Portfolio and our Opportunity Funds. We define our Core Portfolio as those properties either 100% owned by, or partially owned through joint venture interests by the Operating Partnership, or subsidiaries thereof, not including those properties owned through our Opportunity Funds. The discussion of the Opportunity Funds does not include Fund III’s investment in a portfolio of self storage properties, which are detailed separately within this Item 2.

As of December 31, 2008, in our Core Portfolio we owned and operated 35 properties totaling approximately 5.5 million square feet of gross leasable area (“GLA”). The Core Portfolio properties are located in 12 states and are generally well-established, community and neighborhood shopping centers anchored by supermarkets or value-oriented retail. The properties are diverse in size, ranging from approximately 10,000 to 875,000 square feet with an average size of 158,000 square feet. As of December 31, 2008, our Core Portfolio was 93.5% occupied.

As of December 31, 2008, we owned and operated 29 properties totaling 1.4 million square feet of GLA, excluding properties under redevelopment, in our Opportunity Funds. In addition to shopping centers, the Opportunity Funds’ assets have invested in mixed-use properties, which generally include retail activities. The Opportunity Fund properties are located in 15 states. As of December 31, 2008, the properties owned by our Opportunity Funds were, in total, 93.3% occupied.

Within our Core Portfolio and Opportunity Funds, we had 502 leases as of December 31, 2008. A majority of our rental revenues were from national tenants. A majority of the income from the properties consists of rent received under long-term leases. These leases generally provide for the payment of fixed minimum rent monthly in advance and for the payment by tenants of a pro-rata share of the real estate taxes, insurance, utilities and common area maintenance of the shopping centers. Minimum rents and expense reimbursements accounted for approximately 69% of our total revenues for the year ended December 31, 2008.

As of December 31, 2008, approximately 33% of our existing leases also provided for the payment of percentage rents either in addition to, or in place of, minimum rents. These arrangements generally provide for payment to us of a certain percentage of a tenant’s gross sales in excess of a stipulated annual amount. Percentage rents accounted for approximately 0.4% of the total 2008 revenues of the Company.

Three of our Core Portfolio properties and four of our Opportunity Fund properties are subject to long-term ground leases in which a third party owns and has leased the underlying land to us. We pay rent for the use of the land at seven locations and are responsible for all costs and expenses associated with the building and improvements at all seven locations.

No individual property contributed in excess of 10% of our total revenues for the years ended December 31, 2008, 2007 and 2006. Reference is made to Note 8 to our Consolidated Financial Statements, which begin on page F-1 of this Form 10-K, for information on the mortgage debt pertaining to our properties. The following sets forth more specific information with respect to each of our shopping centers at December 31, 2008:

Shopping Center	Location	Year Constructed (C) Acquired (A)	Ownership Interest	GLA		Occupancy (1) % 12/31/08	Anchor Tenants Current Lease Expiration/ Lease Option Expiration

Core Portfolio
New York Region
Connecticut
239 Greenwich Avenue	Greenwich	1998 (A)	Fee	16,834	(3)	100%	Restoration Hardware 2014/2024
							Coach 2016/2021
New Jersey
Elmwood Park Shopping Center	Elmwood	1998 (A)	Fee	149,491		100%	A&P 2017/2052
	Park						Walgreen’s 2022/2062
A&P Shopping Plaza	Boonton	2006 (A)	Fee	62,908		100%	A&P 2024/2069
New York
Village Commons Shopping Center	Smithtown	1998 (A)	Fee	87,237		87%
Branch Shopping Plaza	Smithtown	1998 (A)	LI (4)	125,751		100%	A&P 2013/2028
							CVS 2010/--
Amboy Road	Staten Island	2005 (A)	LI (4)	63,290		100%	King Kullen 2028/—
							Duane Reade 2013/2018
Bartow Avenue	Bronx	2005 (C)	Fee	14,676		76%
Pacesetter Park Shopping Center	Pomona	1999 (A)	Fee	96,434		93%	Stop & Shop 2020/2040
2914 Third Avenue	Bronx	2006 (A)	Fee	42,400		100%	Dr. J’s 2021/—
West Shore Expressway	Staten Island	2007 (A)	Fee	55,000		100%	LA Fitness 2021/—
West 54th Street	Manhattan	2007 (A)	Fee	9,995		97%	Stage Deli 2013/—
East 17th Street	Manhattan	2008 (A)	Fee	19,622		100%	Barnes & Noble 2011/2016
Crossroads Shopping Center	White Plains	1998 (A)	JV (7)	310,714		96%	A&P/Waldbaum’s 2012/2032 Kmart 2012/2032 B. Dalton 2012/2022 Modell’s 2009/2019 Pier 1 2012/— Home Goods 2018/2033

Total New York Region				1,054,352		97%

Shopping Center	Location	Year Constructed (C) Acquired (A)	Ownership Interest	GLA		Occupancy (1) % 12/31/08	Anchor Tenants Current Lease Expiration/ Lease Option Expiration

Core Portfolio, continued
New England
Connecticut
Town Line Plaza	Rocky Hill	1998 (A)	Fee	206,346	(2)	100%	Stop & Shop 2024/2064
							Wal-Mart(2)
Massachusetts
Methuen Shopping Center	Methuen	1998 (A)	LI/Fee (4)	130,021		100%	Demoulas Market 2010/2015
							Wal-Mart 2012/2052
Crescent Plaza	Brockton	1984 (A)	Fee	218,141		95%	Supervalu 2012/2042
							Home Depot 2021/2056
New York
New Loudon Center	Latham	1982 (A)	Fee	255,826		100%	Price Chopper 2015/2035
							Marshall’s 2014/2029
							Bon Ton 2014/2034
							Raymour and Flanigan 2019/2034
							AC Moore 2009/2024
Rhode Island
Walnut Hill Plaza	Woonsocket	1998 (A)	Fee	284,717		95%	Supervalu 2013/2028
							Sears 2013/2033
							CVS 2009/2014
Vermont
The Gateway Shopping Center	South Burlington	1999 (A)	Fee	101,784		96%	Supervalu 2024/2053

Total New England Region				1,196,835		98%

Midwest
Illinois
Hobson West Plaza	Naperville	1998 (A)	Fee	99,138		97%	Garden Fresh Markets 2012/2032
Clark Diversey	Chicago	2006 (A)	Fee	19,265		100%
Indiana
Merrillville Plaza	Merrillville	1998 (A)	Fee	235,167		95%	TJ Maxx 2009/—
							JC Penney 2013/2018
							Office Max 2013/2028
							K&G 2017/2027
							Pier 1 2009/—
							David’s Bridal 2010/2020
Michigan
Bloomfield Town Square	Bloomfield	1998 (A)	Fee	232,181		87%	TJ Maxx 2009/2014
	Hills						Marshalls 2011/2026
							Home Goods 2010/2020
							Office Max 2010/2025
Ohio
Mad River Station	Dayton	1999 (A)	Fee	155,840	(6)	82%	Babies ‘R’ Us 2010/2020
							Office Depot 2010/—
							Pier 1 2010/—

Total Midwest Region				741,591		90%

Shopping Center	Location	Year Constructed (C) Acquired (A)	Ownership Interest	GLA		Occupancy (1) % 12/31/08	Anchor Tenants Current Lease Expiration/ Lease Option Expiration

Core Portfolio, continued
Mid-Atlantic
New Jersey
Marketplace of Absecon	Absecon	1998 (A)	Fee	104,718		99%	Rite Aid 2020/2040
							Supervalu 2015/—
Ledgewood Mall	Ledgewood	1983 (A)	Fee	517,151		81%	Wal-Mart 2019/2049
							Macy’s 2010/2025
							The Sports Authority 2012/2037
							Marshalls 2014/2034
							Ashley Furniture 2010/2020
							Barnes and Noble 2010/2035
Delaware
Brandywine Town	Wilmington	2003(A)	JV (9)	874,908		97%	Drexel Heritage 2016/2026
Center							Michaels 2011/2026
							Old Navy (The Gap) 2011/2016
							PetSmart 2017/2042
							Thomasville Furniture 2011/2021
							Access Group 2015/2025
							Bed, Bath & Beyond 2014/2029
							Dick’s Sporting Goods 2013/2028
							Lowe’s Home Centers 2018/2048
							Regal Cinemas 2017/2037
							Target 2018/2058
							TransUnion Settlement 2013/2018
							Lane Home Furnishings 2015/—
							MJM Designer 2015/2035
							World Market 2015/—
							Christmas Tree Shops 2028/2048
Market Square Shopping							TJ Maxx 2011/2016
Center	Wilmington	2003(A)	JV (9)	102,786		93%	Trader Joe’s 2019/2034
			LI/JV (4)
Naamans Road	Wilmington	2006 (C)	(9)	19,970		55%
Pennsylvania
Blackman Plaza	Wilkes-Barre	1968 (C)	Fee	125,264		93%	Kmart 2009/2049
							Rite Aid 2016/—
Mark Plaza	Edwardsville	1968 (C)	LI/Fee (4)	216,401		86%	Redner’s Markets 2018/2028
							Kmart 2009/2049
Plaza 422	Lebanon	1972 (C)	Fee	156,279		92%	Home Depot 2028/2058
							Dunham’s 2016/2031
Route 6 Mall	Honesdale	1994 (C)	Fee	175,519		100%	Kmart 2020/2070
							Rite Aid 2011/2026
							Fashion Bug 2016/—
Chestnut Hill	Philadelphia	2006 (A)	Fee (10)	40,570		100%	Borders 2010/2020
							Express 2009/—
							TJ Maxx 2010/2020
Abington Towne Center	Abington	1998 (A)	Fee	216,358	(5)	99%	Target (5)

Total Mid-Atlantic Region				2,549,924		94%

Total Core Properties				5,542,702		94%

Shopping Center	Location	Year Constructed (C) Acquired (A)	Ownership Interest	GLA	Occupancy (1) % 12/31/08	Anchor Tenants Current Lease Expiration/ Lease Option Expiration

Opportunity Fund Portfolio

Fund I Properties
Ohio
Granville Centre	Columbus	2002(A)	Fee	134,997	38%	Lifestyle Family Fitness 2017/2027
New York
Tarrytown Shopping Center	Westchester	2004 (A)	Fee	35,291	90%	Walgreen’s 2080/—
VARIOUS REGIONS
Kroger/Safeway Portfolio	Various	2003 (A)	JV	987,100	100%	24 Kroger/Safeway Supermarkets
						2009/various

Total Fund I Properties				1,157,388	92%

Fund II Properties
Illinois
Oakbrook	Oakbrook	2005 (A)	LI (4)	112,000	100%	Neiman Marcus 2011/2036
New York
Liberty Avenue	New York	2005 (A)	JV/LI (4)	26,125	82%	CVS 2032/2052
216th Street	New York	2005 (A)	JV	60,000	100%	City of New York 2027/2042

Total Fund II Properties				198,125	98%

Total Opportunity Fund Operating Properties				1,355,513	93%

Properties under
Redevelopment
Fund I:
Sterling Heights Shopping Center	Detroit	2004(A)	JV (8)	154,835	61%	Burlington Coat Factory 2024/— Rite-Aid 2026/2046
Fund II:
161st Street	Bronx	2005(A)	JV (8)	223,521	87%	City of New York 2011/—
Fordham Place	Bronx	2004(A)	JV	–	–	Best Buy 2019/2039
						Sears 2023/2033
						Walgreens 2048/—
						24 Hour Fitness 2023/2038
						Bank of America 2019/2029

Pelham Manor Shopping						BJ’s Wholesale Club 2033/2053
Plaza	Westchester	2004(A)	LI/JV(4)	–	–	Michaels 2013/2033
Sherman Plaza	New York	2005(A)	JV	–	–
CityPoint	Brooklyn	2007(A)	JV	–	–	Target
Atlantic Ave	Brooklyn	2007(A)	JV	–	–
Canarsie Plaza	Brooklyn	2007(A)	JV	–	–
Fund III:
Westport	Westport	2007(A)	JV	–	–
Sheepshead Bay	Brooklyn	2007(A)	JV	–	–
Total Redevelopment

Properties				378,356	76%

Notes:

(1)	Does not include space leased for which rent had not yet commenced as of December 31, 2008.
(2)	Includes a 97,300 square foot Wal-Mart which is not owned by us.
(3)	In addition to the 16,834 square feet of retail GLA, this property also has 21 apartments comprising 14,434 square feet.
(4)	We are a ground lessee under a long-term ground lease.
(5)	Includes a 157,616 square foot Target Store that is not owned by us.
(6)	The GLA for this property includes 28,205 square feet of office space.
(7)	We have a 49% investment in this property.

(8)	Partially operating.
(9)	We have a 22% investment in this property.
(10)	Property consists of two buildings.

MAJOR TENANTS

No individual retail tenant accounted for more than 6.4% of minimum rents for the year ended December 31, 2008 or occupied more than 8.7% of total leased GLA as of December 31, 2008. The following table sets forth certain information for the 20 largest retail tenants based upon minimum rents in place as of December 31, 2008. The amounts below include our pro-rata share of GLA and annualized base rent for the Operating Partnership’s partial ownership interest in properties, including the Opportunity Funds (GLA and rent in thousands):

				Percentage of Total
				Represented by Retail Tenant
	Number of
	Stores in		Annualized Base	Total Portfolio	Annualized Base
Retail Tenant	Portfolio	Total GLA	Rent (1)	GLA (2)	Rent (2)

A&P (Waldbaum’s, Pathmark)	5	216	$3,861	4.3%	6.4%
Supervalu (Shaw’s)	4	221	3,049	4.4%	5.0%
TJX Companies (T.J. Maxx, Marshalls, Homegoods)	9	250	2,110	5.0%	3.5%
Sears (Sears, Kmart)	5	440	1,633	8.7%	2.7%
Wal-Mart	2	210	1,515	4.2%	2.5%
Stage Deli	1	4	1,350	0.1%	2.2%
Ahold (Stop & Shop)	2	118	1,320	2.3%	2.2%
Kroger	12	156	1,254	3.1%	2.1%
Safeway	12	124	1,251	2.5%	2.1%
Home Depot	2	211	1,069	4.2%	1.8%
Barnes & Noble	3	38	1,044	0.8%	1.7%
Sleepy’s	5	40	848	0.8%	1.4%
Price Chopper	1	77	802	1.5%	1.3%
Restoration Hardware	1	9	781	0.2%	1.3%
Federated (Macy’s)	1	73	651	1.5%	1.1%
Walgreens	2	21	614	0.4%	1.0%
JC Penney	1	50	545	1.0%	0.9%
Payless Shoesource	8	28	537	0.6%	0.9%
Rite Aid	3	32	512	0.6%	0.8%
Express	1	13	510	0.3%	0.8%

Total	80	2,331	$25,256	46.5%	41.7%

Notes:

(1)	Base rents do not include percentage rents (except where noted), additional rents for property expense reimbursements, and contractual rent escalations due after December 31, 2008.
(2)	Represents total GLA and annualized base rent for our retail properties including the Operating Partnership’s pro-rata share of joint venture properties, including the Opportunity Funds.

LEASE EXPIRATIONS

The following table shows scheduled lease expirations for retail tenants in place as of December 31, 2008, assuming that none of the tenants exercise renewal options. (GLA and Annualized Base Rent in thousands):

Core Portfolio:

		Annualized Base Rent (1)		GLA

	Number of	Current Annual	Percentage of	Square	Percentage
Leases maturing in	Leases	Rent	Total	Feet	of Total

2009	101	$7,315	10%	616	13%
2010	65	6,236	9%	515	10%
2011	52	6,788	9%	354	7%
2012	52	6,649	9%	564	11%
2013	55	8,268	12%	519	11%
2014	23	4,720	7%	288	6%
2015	23	5,726	8%	336	7%
2016	11	1,860	3%	114	2%
2017	20	4,773	7%	212	4%
2018	25	7,201	10%	410	8%
Thereafter	35	12,296	16%	1,032	21%

Total	462	$71,832	100%	4,960	100%

Opportunity Funds:

		Annualized Base Rent (1)		GLA

	Number of	Current Annual	Percentage of	Square	Percentae
Leases maturing in	Leases	Rent	Total	Feet	of Total

2009	30	$8,995	46%	1,007	65%
2010	1	84	0%	3	0%
2011	8	4,826	24%	278	18%
2012	5	635	3%	30	2%
2013	1	168	1%	4	0%
2014	2	145	1%	4	0%
2015	—	—	0%	—	0%
2016	—	—	0%	—	0%
2017	1	450	2%	35	2%
2018	2	78	0%	4	0%
Thereafter	8	4,330	23%	188	13%

Total	58	$19,711	100%	1,553	100%

Note:

(1)	Base rents do not include percentage rents, additional rents for property expense reimbursements, nor contractual rent escalations due after December 31, 2008.

GEOGRAPHIC CONCENTRATIONS

The following table summarizes our retail properties by region as of December 31, 2008. (GLA and Annualized Base Rent in thousands):

				Annualized	Percentage of Total
				Base	Represented by Region
		Occupied	Annualized	Rent per
		%	Base Rent	Occupied		Annualized
Region	GLA (1)	(2)	(2)	Square Foot	GLA	Base Rent

Core Properties:
New York Region	1,054	97%	$26,159	$25.67	19%	36%
New England	1,197	98%	10,225	9.56	22%	14%
Midwest	742	90%	8,964	13.44	13%	13%
Mid-Atlantic	2,549	92%	26,484	12.06	46%	37%

Total core properties	5,542	94%	$71,832	$14.51	100%	100%

Opportunity Funds:
Operating Properties:
Midwest (3)	247	66%	$1,438	$8.82	18%	10%
New York Region (4)	121	93%	4,324	38.15	9%	30%
Various (Kroger/Safeway Portfolio) (5)	987	100%	8,843	8.96	73%	60%

Total Opportunity Fund operating properties	1,355	93%	$14,605	$11.56	100%	100%

Redevelopment Properties:
Midwest (6)	155	61%	$575	$6.08	41%	11%
New York Region (7)	224	87%	4,531	23.27	59%	89%

Total Opportunity Fund redevelopment properties	379	76%	$5,106	$17.65	100%	100%

Notes:

(1)	Property GLA includes a total of 255,000 square feet, which is not owned by us. This square footage has been excluded for calculating annualized base rent per square foot.
(2)	The above occupancy and rent amounts do not include space that is currently leased, but for which payment of rent had not commenced as of December 31, 2008.
(3)	We have a 37.78% interest in future earnings and distributions from Fund I, which owns one property, and a 20% interest in Fund II, which owns one property.
(4)	We have a 37.78% interest in future earnings and distributions from Fund I, which owns one property, and a 20% interest in Fund II, which has a 98.76% interest in two properties.
(5)	Fund I portfolio of 24 triple-net, anchor-only leases with Kroger and Safeway supermarkets.
(6)	We have a 37.78% interest in future earnings and distributions from Fund I, which has a 50% interest in one property.
(7)	We have a 20% interest in Fund II, which has a 98.76% interest in one property.

STORAGE POST PORTFOLIO

During February 2008, through Fund III, we acquired a 95% controlling interest in a portfolio of eleven self-storage properties from Storage Post’s existing institutional investors for approximately $174.0 million. The Portfolio totals 920,596 net rentable square feet, of which ten properties are operating at various stages of stabilization. The remaining property is currently under construction. The properties are located throughout New York and New Jersey. The portfolio continues to be operated by Storage Post, which is a 5% equity partner.

			Occupancy as
		Net Rentable	of December
Operating Properties	Location	Square Feet	31, 2008

Stabilized
New Rochelle	Westchester, New York	42,182
Suffern	Suffern, New York	79,000
Yonkers	Westchester, New York	100,811
Jersey City	Jersey City, New Jersey	76,695

Subtotal Stabilized		298,688	84.7%

Currently in Lease-up
Bruckner Blvd	Bronx, New York	90,129
Fordham Road	Bronx, New York	84,405
Webster Ave	Bronx, New York	36,931
Lawrence	Lawrence, New York	97,743
Long Island City	Queens, New York	138,765
Linden	Linden, New Jersey	84,035

Subtotal in Lease-up		532,008	67.8%

Total Operating Properties		830,696	73.9%

Currently under development
Ridgewood	Queens, New York	89,900

Total Storage Post Portfolio		920,596

KROGER/SAFEWAY PORTFOLIO

As of December 31, 2008, Fund I, together with an unaffiliated joint venture partner (“Kroger/Safeway JV”), that owned interests, through master leases with an unaffiliated entity (“Master Lessee”), in 24 triple-net Kroger and Safeway supermarket leases (“Operating Leases”) aggregating approximately 1.0 million square feet. The master leases, one for the Kroger and one for the Safeway locations, expire in 2011 with the Master Lessee having the option of extending the term of either or both of the master leases. The Kroger/Safeway JV acquired its interest subject to long-term ground leases, which have a term in excess of 80 years inclusive of multiple renewal options. Although there is no obligation for the Kroger/Safeway JV to pay ground rent during the initial term of the master lease, to the extent it exercises an option to renew a ground lease for a property thereafter, it will be obligated to pay an average ground rent of approximately $2.00 per square foot.

The initial Operating Leases expire during 2009. Options on these leases provide for extensions through 2049 at an average rent of approximately $5.00 per square foot upon the commencement of the initial option period during 2009.

The Kroger Co. purchased six of these locations comprising 277,700 square feet, or 28% of the portfolio, during February of 2009 for $14.6 million, resulting in a gain of approximately $4.5 million.

Following these sales, there are six Kroger and twelve Safeway locations in eleven states averaging approximately 39,000 square feet at rents ranging from approximately $3.90 to $7.00 per square foot.

ITEM 3. LEGAL PROCEEDINGS.

We are involved in other various matters of litigation arising in the normal course of business. While we are unable to predict with any certainty the amounts involved, management is of the opinion that, when such litigation is resolved, our resulting net liability, if any, will not have a significant effect on our consolidated financial position or results of operations.

In September 2008, we, and certain of our subsidiaries, and other unrelated entities were named as defendants in an adversary proceeding brought by Mervyn’s LLC (“Mervyns”) in the United States Bankruptcy Court for the District of Delaware. In an Amended Complaint filed December 22, 2008, Mervyns asserts claims of fraudulent transfer and breach of fiduciary duty against the defendants based upon payments made by Mervyns in September 2004, in connection with its acquisition by an entity controlled by certain of the defendants. Mervyns seeks to recover from the defendants these allegedly fraudulent transfers, other unspecified damages, and attorney’s fees. The defendants’ response to the Amended Complaint is due April 3, 2009. We believe that we have meritorious defenses in connection with this action and that the ultimate resolution will not have a material adverse effect on our results of operations or consolidated financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK MATTERS AND ISSUER

PURCHASES OF EQUITY SECURITIES.

(a) Market Information

The following table shows, for the period indicated, the high and low sales price for our Common Shares as reported on the New York Stock Exchange, and cash dividends declared during the two years ended December 31, 2008 and 2007:

Quarter Ended	High	Low	Dividend Per Share

2008
March 31, 2008	$26.09	$21.17	$0.2100
June 30, 2008	26.78	22.54	0.2100
September 30, 2008	26.14	21.38	0.2100
December 31, 2008	25.23	9.04	0.7600
2007
March 31, 2007	$28.14	$24.12	$0.2000
June 30, 2007	28.75	25.43	0.2000
September 30, 2007	27.93	21.19	0.2000
December 31, 2007	29.00	24.03	0.4325

At February 27, 2009, there were 337 holders of record of our Common Shares.

(b) Dividends

We have determined that for income tax purposes that the composition of dividends for 2008 are as follows. 54% of the total dividends distributed to shareholders represented ordinary income, 20% represented unrecaptured Section 1250 gain and 26% represented Section 1231 gain. Our cash flow is affected by a number of factors, including the revenues received from rental properties, our operating expenses, the interest expense on our borrowings, the ability of lessees to meet their obligations to us and unanticipated capital expenditures. Future dividends paid by us will be at the discretion of the Trustees and will depend on our actual cash flows, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Trustees deem relevant. In addition, we have the ability to pay dividends in cash, Common Shares or in any combination of cash and Common Shares.

(c) Issuer purchases of equity securities

We have an existing share repurchase program that authorizes management, at its discretion, to repurchase up to $20.0 million of our outstanding Common Shares. The program may be discontinued or extended at any time and there is no assurance that we will purchase the full amount authorized. There were no Common Shares repurchased by us during the fiscal year ended December 31, 2008.

During November and December 2008, we purchased $8.0 million in principal amount of our outstanding 3.75% convertible notes (the “Notes”) payable at a discount of approximately 24%. The following sets forth the amount purchased during the quarter ended December 31, 2008:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit) (1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

October 1, 2008 – October 31, 2008	None	—	None	None
November 1, 2008 – November 30, 2008	$2,000,000 in principal amount	$771.250 for each $1,000 principal amount of notes	None	None
December 1, 2008 – December 31, 2008	$6,000,000 in principal amount	$750.00 for each $1,000 principal amount of notes	None	None

(1) At the time of purchase, the Notes had a conversion rate of 32.7310 Common Shares for each $1,000 in principal amount of the Notes, representing a conversion price of approximately $30.55 per share.

During January 2009, we purchased an additional $13.5 million in principal amount of the Notes at a discount of approximately 24%.

(d) Securities authorized for issuance under equity compensation plans

The following table provides information related to our 1999 Share Incentive Plan (the “1999 Plan”), 2003 Share Incentive Plan (the “2003 Plan”) and the 2006 Share Incentive Plan (the “2006 Plan”) as of December 31, 2008:

	Equity Compensation Plan Information

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted - average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)

Equity compensation plans approved by security holders	421,244	$ 10.65	407,207	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	421,244	$ 10.65	407,207	(1)

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

Remaining Common Shares available is as follows:

Outstanding Common Shares as of December 31, 2008	32,357,530
Outstanding OP Units as of December 31, 2008	647,656

Total Outstanding Common Shares and OP Units	33,005,186
12% of Common Shares and OP Units pursuant to the 1999 and 2003 Plans	3,960,622
Common Shares pursuant to the 2006 Plan	500,000

Total Common Shares available under equity compensation plans	4,460,622
Less: Issuance of Restricted Shares and LTIP Units Granted	(1,274,835)
Issuance of Options Granted	(2,778,580)

Number of Common Shares remaining available	407,207

(e) Share Price Performance Graph (1)

The following graph compares the cumulative total shareholder return for our Common Shares for the period commencing December 31, 2003 through December 31, 2008 with the cumulative total return on the Russell 2000 Index (“Russell 2000”), the NAREIT All Equity REIT Index (the “NAREIT”) and the SNL Shopping Center REITs (the “SNL”) over the same period. Total return values for the Russell 2000, the NAREIT, the SNL and the Common Shares were calculated based upon cumulative total return assuming the investment of $100.00 in each of the Russell 2000, the NAREIT, the SNL and our Common Shares on December 31, 2003, and assuming reinvestment of dividends. The shareholder return as set forth in the table below is not necessarily indicative of future performance.

Comparison of 5 Year Cumulative Total Return among Acadia Realty Trust, the Russell 2000, the NAREIT and the SNL:

	Period Ended

Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08

Acadia Realty Trust	100.00	136.33	174.41	224.54	239.04	144.75
Russell 2000	100.00	118.33	123.72	146.44	144.15	95.44
NAREIT All Equity REIT Index	100.00	131.58	147.58	199.32	168.05	104.65
SNL REIT Retail Shopping Ctr Index	100.00	135.86	148.26	199.56	164.30	98.92
(1)

The information is this section is not “soliciting material,” is not deemed “filed” with the SEC, and is not to be incorporated by reference into any filing of the Trust under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth, on a historical basis, our selected financial data. This information should be read in conjunction with our audited Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this Form 10-K. Funds from operations (“FFO”) amounts for the year ended December 31, 2008 have been adjusted as set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Reconciliation of Net Income to Funds from Operations and Adjusted Funds From Operations.”

	Years ended December 31,
(dollars in thousands except per share amounts)	2008	2007	2006	2005	2004

OPERATING DATA:
Revenues	$140,739	$98,022	$92,232	$90,481	$76,829
Operating expenses	61,641	46,608	40,810	36,618	31,268
Interest expense	26,890	22,775	20,134	16,555	14,245
Depreciation and amortization	34,964	26,892	24,729	24,086	20,973
Gain on sale of land	763	—	—	—	—
Equity in earnings of unconsolidated partnerships	19,906	6,619	2,559	21,280	513
Impairment of notes receivable	(4,392)	—	—	—	—
Gain on extinguishment of debt	1,958	—	—	—	—
Minority interest	(12,217)	9,082	5,242	(13,928)	(1,444)
Income tax provision (benefit)	3,362	297	(508)	2,140	—

Income from continuing operations	19,900	17,151	14,868	18,434	9,412
Income from discontinued operations	7,648	6,442	24,145	2,192	10,173
Income from extraordinary item (1)	—	3,677	—	—	—

Net income	$27,548	$27,270	$39,013	$20,626	$19,585

Basic earnings per share:
Income from continuing operations	$0.59	$0.51	$0.44	$0.55	$0.31
Income from discontinued operations	0.22	0.19	0.71	0.07	0.33
Income from extraordinary item	—	0.11	—	—	—

Basic earnings per share	$0.81	$0.81	$1.15	$0.62	$0.64

Diluted earnings per share:
Income from continuing operations	$0.58	$0.50	$0.43	$0.55	$0.30
Income from discontinued operations	0.22	0.19	0.70	0.07	0.33
Income from extraordinary item	—	0.11	—	—	—

Diluted earnings per share	$0.80	$0.80	$1.13	$0.62	$0.63

Weighted average number of Common Shares outstanding
- basic	33,813	33,600	33,789	33,236	30,628
- diluted	34,267	34,282	34,440	33,501	31,199
Dividends declared per Common Share	$1.39	$1.0325	$0.755	$0.7025	$0.6525
BALANCE SHEET DATA:
Real estate before accumulated depreciation	$1,106,873	$833,694	$629,902	$650,945	$541,772
Total assets	1,291,556	999,012	851,692	841,204	599,724
Total mortgage indebtedness	654,868	402,903	319,507	378,770	242,527
Total convertible notes payable	107,000	115,000	100,000	—	—
Minority interest in Operating Partnership	5,667	4,595	8,673	9,204	6,893
Minority interests in partially-owned affiliates	208,839	166,516	105,064	137,086	75,244
Total equity	221,298	240,736	241,119	220,576	216,924
OTHER:
Funds from Operations, adjusted for extraordinary item (1) (2)	$40,457	$44,018	$39,953	$35,842	$30,004
Cash flows provided by (used in):
Operating activities	65,887	105,165	39,627	50,239	33,885
Investing activities	(301,635)	(208,869)	(58,890)	(135,470)	(72,860)
Financing activities	199,096	87,476	68,359	159,425	40,050

Notes:

(1)

The extraordinary item only relates to 2007 and represents the Company’s share of an extraordinary gain from its private-equity investment in Albertson’s. The Company considers its private-equity investments to be investments in operating businesses as opposed to real estate. Accordingly, all gains and losses from private-equity investments are included in FFO, which management believes provides a more accurate reflection of the operating performance of the Company.

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

ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

As of December 31, 2008, we operated 85 properties, which we own or have an ownership interest in, within our Core Portfolio or within our three Opportunity Funds. Our Core Portfolio consists of those properties either 100% owned by, or partially owned through joint venture interests by the Operating Partnership, or subsidiaries thereof, not including those properties owned through our Opportunity Funds. These properties consist of commercial properties, primarily neighborhood and community shopping centers, self-storage and mixed-use properties with a retail component. The properties we operate are located primarily in the Northeast, Mid-Atlantic and Midwestern regions of the United States. Our Core Portfolio consists of 35 properties comprising approximately 5.5 million square feet. Fund I has 27 properties comprising approximately 1.3 million square feet. Fund II has 10 properties, seven of which (representing 1.2 million square feet) are currently operating or near construction, and three of which are in design phase. The Fund II portfolio will approximate 2.3 million square feet upon completion of all current construction and anticipated redevelopment activities. Fund III has 13 properties totaling approximately 1.2 million square feet, of which 11 locations representing 0.9 million net rentable square feet are self storage facilities. The majority of our operating income derives from rental revenues from these properties, including recoveries from tenants, offset by operating and overhead expenses. As our RCP Venture invests in operating companies, we consider these investments to be private-equity style, as opposed to real estate, investments. Since these are not traditional investments in operating rental real estate, the Operating Partnership invests in these through a taxable REIT subsidiary (“TRS”).

Our primary business objective is to acquire and manage commercial retail properties that will provide cash for distributions to shareholders while also creating the potential for capital appreciation to enhance investor returns. We focus on the following fundamentals to achieve this objective:

Own and operate a Core Portfolio of community and neighborhood shopping centers and main street retail located in markets with strong demographics

–	Generate internal growth within the Core Portfolio through aggressive redevelopment, re-anchoring and or leasing activities
–

Generate external growth through an opportunistic yet disciplined acquisition program. The emphasis is on targeting transactions with high inherent opportunity for the creation of additional value through redevelopment and leasing and/or transactions requiring creative capital structuring to facilitate the transactions. These transactions may include other types of commercial real estate besides those types we invest in through our Core Portfolio

–	Partner with private equity investors for the purpose of making investments in operating retailers with significant embedded value in their real estate assets
–	Maintain a strong and flexible balance sheet through conservative financial practices while ensuring access to sufficient capital to fund future growth

BUSINESS OUTLOOK

The U.S. economy has recently experienced a financial downturn, which has resulted in a significant decline in retail sales due to reduced consumer spending. Many financial and economic analysts are predicting that this business recession will extend through 2009 and perhaps beyond. Although the occupancy and net operating income within our portfolio has not been materially adversely affected through December 31, 2008, should retailers continue to experience deteriorating sales performance, the likelihood of tenant bankruptcy filings may increase which would negatively impact our results of operations. In addition to the impact on retailers, the current downturn has had an unprecedented impact on the U.S. credit markets. Traditional sources of financing, such as the commercial-mortgage backed security market, have become severely curtailed. If these conditions continue, our ability to finance new acquisitions will be adversely affected. Accordingly, our ability to generate external growth in income could be limited.

See the “Item 1A. Risk Factors,” including the discussions under the headings “The current global financial crisis may cause us to lose tenants and may impair our ability to borrow money to purchase properties, refinance existing debt or obtain the necessary financing to complete our current redevelopment” and “The bankruptcy of, or a downturn in the business of, any of our major tenants or a significant number of our smaller tenants may adversely affect our cash flows and property values.”

RESULTS OF OPERATIONS

Comparison of the year ended December 31, 2008 (“2008”) to the year ended December 31, 2007 (“2007”)

	2008				2007

Revenues	Core	Opportunity	Storage		Core	Opportunity	Storage
(dollars in millions)	Portfolio	Funds	Portfolio	Other (1)	Portfolio	Funds	Portfolio	Other (1)

Minimum rents	$50.8	$24.6	$4.8	$—	$48.9	$19.5	$0.3	$—
Percentage rents	0.6	—	—	—	0.6	—	—	—
Expense reimbursements	14.2	2.6	—	—	12.4	0.9	—	—
Lease termination income	—	24.0	—	—	—	—	—	—
Other property income	0.3	(0.5)	0.8	0.6	0.8	—	—	—
Management fee income	—	—	—	3.4	—	—	—	4.1
Interest income	—	—	—	14.5	—	—	—	10.3
Other income	—	—	—	—	0.2	—	—	—

Total revenues	$65.9	$50.7	$5.6	$18.5	$62.9	$20.4	$0.3	$14.4

Note:

(1)

For this and subsequent tables under “Results of operations”, this includes amounts eliminated in consolidation, which are adjusted in Minority Interest. Reference is made to Note 3 to our Consolidated Financial Statements, which begin on page F-1 of this Form 10-K for an overview of the Company’s four reportable segments.

The increase in minimum rents in the Core Portfolio was attributable to additional rents following the acquisitions of 200 West 54th Street, 145 East Service Road and East 17th Street (“2007/2008 Core Acquisitions”) of $1.8 million. The increase in rents in the Opportunity Funds primarily relates to additional rents following the acquisition of 125 Main Street (“2007 Fund Acquisitions”) of $0.5 million, 216th Street being placed in service October 1, 2007 of $2.1 million, and Pelham Manor Shopping Plaza and Fordham Plaza being partially placed in service in 2008. The increase in minimum rents in the Storage Portfolio relates to the acquisition of the Storage Post Portfolio (“2008 Storage Acquisition”).

Expense reimbursements in the Core Portfolio increased for both real estate taxes and common area maintenance (“CAM”). Real estate tax reimbursements increased $0.7 million in the Core Portfolio as a result of the 2007/2008 Core Acquisitions as well as general increases in real estate taxes experienced across the Core Portfolio in 2008. CAM expense reimbursements in the Core Portfolio increased $1.1 million. As a result of the completion of a multi-year review of CAM billings during 2007 and the resolution of the majority of all outstanding CAM billing issues with our tenants, 2007 CAM expense reimbursements were adversely impacted by charges related to this settlement and the related accrual adjustments totaling $1.0 million. The increase in expense reimbursements in the Opportunity Funds relates primarily to the billing in 2008 of previous year’s operating expenses at 161st Street for $1.2 million and the billing of previous year’s utility charges to an anchor tenant for $0.3 million.

Lease termination income in the Opportunity Funds for 2008 relates to a termination fee earned, net of costs, from Home Depot at Canarsie Plaza.

Management fee income decreased as a result of lower management fees earned in connection with our investments in unconsolidated affiliates, primarily as a result of higher leasing commissions earned during 2007, as well as lower fees from our Klaff management contracts (Reference is made to Note 11 in the Notes to Consolidated Financial Statements) following the disposition of certain managed assets in 2008 and 2007. These decreases were offset by fees totaling $1.0 million earned from the City Point development project.

The increase in interest income was the result of higher interest earning assets in 2008, primarily from new notes/mezzanine financing investments.

The decrease in other income was primarily attributable to the non recurrence of income related to the settlement of interest rate swap agreements in 2007.

Operating Expenses	2008				2007

(dollars in millions)	Core Portfolio	Opportunity Funds	Storage Portfolio	Other	Core Portfolio	Opportunity Funds	Storage Portfolio	Other

Property operating	$12.4	$7.2	$5.3	$—	$10.6	$2.8	$0.7	$—
Real estate taxes	8.8	2.0	1.4	—	8.2	1.2	—	—
General and administrative	26.0	16.5	—	(18.0)	25.2	13.4	—	(15.5)
Depreciation and amortization	20.4	11.6	3.0	—	17.5	9.1	0.3	—
Impairment of notes receivable	—	—	—	4.4	—	—	—	—

Total operating expenses	$67.6	$37.3	$9.7	$(13.6)	$61.5	$26.5	$1.0	$(15.5)

The increase in property operating expenses in the Core Portfolio relates to additional reserves for tenant receivables, including straight line rent. The increase in property operating expenses in the Opportunity Funds was attributable to 216th Street being placed in service October 1, 2007 of $0.6 million, allocated property operating expenses related to Pelham Manor Shopping Plaza and Fordham Plaza being partially placed in service in 2008 of $2.3 million as well as additional reserves for tenant receivables, which was primarily for straight line rent receivables. The increase in property operating expenses in the Storage Portfolio relates to the 2008 Storage Acquisition.

The increase in real estate taxes in the Core Portfolio was due to the 2007/2008 Core Acquisitions as well as general increases in real estate taxes experienced across the Core Portfolio. The increase in real estate taxes in the Opportunity Funds was primarily attributable to allocated real estate taxes related to Pelham Manor Shopping Plaza and Fordham being partially placed in service in 2008. The increase in real estate taxes in the Storage Portfolio relates to the acquisition of the 2008 Storage Acquisition.

The increase in general and administrative expense in the Core Portfolio was primarily attributable to increased compensation expense of $1.1 million for additional personnel hired in the second half of 2007 and in 2008 as well as increases in existing employee salaries. In addition, there was an increase of $0.3 million for other overhead expenses following the expansion of our infrastructure related to increased activity in Opportunity Fund assets and asset management services. The increase in general and administrative expense in the Opportunity Funds primarily related to additional Fund III asset management fees of $2.8 million in 2008 as well as an increase in other professional fees. These increases were offset by a $0.8 million decrease in Promote expense related to Fund I and Mervyns I. The decrease in general and administrative in “Other” primarily relates to the elimination of the Fund III asset management fees offset by the elimination of the Fund I and Mervyns I Promote expense for consolidated financial statement presentation.

Depreciation expense in the Core Portfolio increased $2.9 million in 2008. This was principally a result of increased depreciation expense following the full depreciation of tenant improvements at two properties following the bankruptcy of Circuit City of $2.4 million and increased depreciation expense resulting from the 2007/2008 Core Acquisitions. The increase in depreciation and amortization expense for the Opportunity Funds is primarily related to 216th Street being placed in service October 1, 2007 as well as Pelham Manor Shopping Plaza and Fordham Plaza being partially placed in service in 2008. The increase in depreciation and amortization in the Storage Portfolio relates to the acquisition of the 2008 Storage Acquisition.

The impairment of notes receivable of $4.4 million in 2008 relates to the impairment of a mezzanine loan.

Other	2008				2007

(dollars in millions)	Core Portfolio	Opportunity Funds	Storage Portfolio	Other	Core Portfolio	Opportunity Funds	Storage Portfolio	Other

Gain on sale of land	$0.8	$—	$—	$—	$—	$—	$—	$—
Equity in earnings from unconsolidated affiliates	—	19.9	—	—	0.6	5.8	—	0.2
Interest expense	(17.6)	(5.6)	(3.7)	—	(17.4)	(5.5)	(0.4)	0.5
Gain on debt extinguishment	2.0	—	—	—	—	—	—	—
Minority interest	0.2	(16.4)	0.4	3.6	—	6.1		3.0
Income tax provision	2.7	—	—	—	0.3	—	—	—
Income from discontinued operations	—	—	—	7.6	—	—	—	6.4
Extraordinary item	—	—	—	—	—	3.7	—	—

The gain on sale of land in 2008 in the Core Portfolio relates to a land parcel sale at Bloomfield Towne Square.

Equity in earnings of unconsolidated affiliates in the Opportunity Funds increased primarily as a result of our pro rata share of gains from the sale of Mervyns locations in 2008 of $5.2 million, additional distributions in excess of basis from our Albertson’s investment of $7.9 million and our pro rata share of gain from the sale of the Haygood Shopping Center of $3.3 million. These increases were partially offset by a decrease in our pro rata share of distributions in excess of basis from our investment in Hitchcock Plaza of $2.7 million as compared to 2007.

Interest expense in the Core Portfolio increased $0.2 million in 2008. This was the result of a $1.1 million increase attributable to higher average outstanding borrowings in 2008 and a $0.2 million increase related to higher average interest rates in 2008. This increase was offset by a $0.7 million FAS 141 (Reference is made to Note 1 in the Notes to Consolidated Financial Statements) adjustment related to the 2008 repayment of debt at less than recorded value and a $0.4 million decrease resulting from costs associated with a loan payoff in 2007. Interest expense in the Opportunity Funds increased $0.1 million in 2008. This was the result of an increase of $3.2 million due to higher average outstanding borrowings in 2008 offset by a $3.1 million decrease related to lower average interest rates in 2008. Interest expense in the Storage Portfolio increased $3.3 million as a result of the 2008 Storage Acquisition.

The gain on extinguishment of debt of $2.0 million is attributable to the purchase of the Company’s convertible debt at a discount in 2008.

The minority interest in the Opportunity Funds primarily represents the minority partners’ share of all Opportunity Fund activity and ranges from an effective 62.22% interest in Fund I, as a result of our Promote position, to an 80.1% interest in Fund III. The variance between 2008 and 2007 represents the minority partners’ share of all the Opportunity Funds variances discussed above. The minority interest in Other relates to the minority partners’ share of capitalized construction, leasing and legal fees.

The variance in income tax provision in the Core Portfolio primarily relates to income taxes at the taxable REIT subsidiary (“TRS”) level for our share of gains from the sale of Mervyns locations in 2008.

Income from discontinued operations represents activity related to properties held for sale and sold in 2008 and 2007.

The extraordinary item in 2007 in the Opportunity Funds relates to our share of the extraordinary gain, net of income taxes and minority interest, from our Albertson’s investment.

Comparison of the year ended December 31, 2007 (“2007”) to the year ended December 31, 2006 (“2006”)

Revenues	2007				2006

(dollars in millions)	Core Portfolio	Opportunity Funds	Storage Portfolio	Other	Core Portfolio	Opportunity Funds	Storage Portfolio		Other

Minimum rents	$48.9	$19.5	$0.3	$—	$43.2	$17.1		$—	$—
Percentage rents	0.6	—	—	—	0.6	0.6		—	—
Expense reimbursements	12.4	0.9	—	—	12.9	1.6		—	—
Lease termination income	—	—	—	—	—	—		—	—
Other property income	0.8	—	—	—	0.7	—		—	—
Management fee income	—	—	—	4.1	—	—		—	5.6
Interest income	—	—	—	10.3	—	—		—	8.3
Other income	0.2	—	—	—	1.6	—		—	—

Total revenues	$62.9	$20.4	$0.3	$14.4	$59.0	$19.3	$		$13.9

The increase in minimum rents in the Core Portfolio was primarily attributable to additional rents following our acquisition of 200 West 54th Street, 145 East Service Road, 2914 Third Avenue and Chestnut Hill (“2006/2007 Core Acquisitions”) as well as increased rents as a result of re-tenanting activities throughout the Core Portfolio. The increase in minimum rents in the Opportunity Funds was primarily related to Liberty Avenue and 216th Street being placed in service January 1, 2007 and October 1, 2007, respectively and increased rents following re-tenanting activities.

Percentage rents in the Opportunity Funds decreased primarily as a result of the temporary closing of an anchor tenant at Fordham Place during the construction period in 2007.

Real estate tax reimbursements in the Core Portfolio decreased $0.3 million as a result of a $0.4 million real estate tax charge to an anchor tenant for previous years billed in 2006. CAM reimbursements in the Core Portfolio decreased $0.2 million. This was a result of the 2007 CAM settlement related adjustments as discussed in the comparison of 2008 and 2007, partially offset by higher CAM recovery resulting from increased snow removal costs in 2007. The decrease in expense reimbursements in the Opportunity Funds relates primarily to the capitalization of construction period operations in 2007 at two properties that were operating in 2006.

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

The decrease in other income was primarily attributable to a $1.1 million reimbursement of certain fees by the institutional investors of Fund I for the Brandywine Portfolio in 2006 as well as $0.5 million of additional income related to the termination of interest rate swap agreements.

Operating Expenses	2007				2006

(dollars in millions)	Core Portfolio	Opportunity Funds	Storage Portfolio	Other	Core Portfolio	Opportunity Funds	Storage Portfolio	Other

Property operating	$10.6	$2.8	$0.7	$—	$9.3	$1.8	$—	$—
Real estate taxes	8.2	1.2	—	—	7.7	2.2	—	—
General and administrative	25.2	13.4	—	(15.5)	19.6	6.7	—	(6.5)
Depreciation and amortization	17.5	9.1	0.3	—	15.2	9.5	—	—

Total operating expenses	$61.5	$26.5	$1.0	$(15.5)	$51.8	$20.2	$—	$(6.5)

The increase in property operating expenses in the Core Portfolio was primarily the result of the 2006/2007 Core Acquisitions and higher snow removal costs of $1.0 million in 2007. The increase in property operating expenses in the Opportunity Funds was primarily attributable to Liberty Avenue and 216th Street being placed in service January 1, 2007 and October 1, 2007.

The increase in real estate taxes in the Core Portfolio was primarily due to the 2006/2007 Core Acquisitions of $0.8 million as well as general increases across the Core Portfolio. These increases were offset by tax refunds of $0.6 million recorded in 2007. The decrease in real estate taxes in the Opportunity Funds principally related to the capitalization of construction period real estate taxes at a property that was operating in 2006 and the adjustment of real estate tax estimates recorded in 2007.

The variance in general and administrative expense in the Core Portfolio was attributable to increased compensation expense, including share based compensation of $4.7 million for additional personnel hired in the second half of 2006 and in 2007 as well as increases in existing employee salaries. In addition, there was an increase of $0.7 million for other overhead expenses following the expansion of our infrastructure related to increased fund investments and asset management services. The increase in general and administrative expense in the Opportunity Funds primarily related to Fund III asset management fees of $4.7 million in 2008 as well as Promote expense related to Fund I and Mervyns I. The decrease in general and administrative in Other primarily relates to the elimination of the Fund III asset management fees, the elimination of the Fund I and Mervyns I Promote expense as well as an increase in the elimination of construction fees due to higher redevelopment activities for consolidated financial statement presentation.

Depreciation expense in the Core Portfolio increased $1.1 million in 2007. This was principally a result of increased depreciation expense following the 2006/2007 Core Acquisitions. Amortization expense in the Core Portfolio increased $1.2 million primarily as a result of increased amortization of loan costs following our convertible debt issuances in December 2006 and January 2007 as well as increased amortization of loan costs from financing activity in late 2006 and 2007. The decrease in depreciation and amortization expense for the Opportunity Funds is primarily related to a property that was under redevelopment in 2007 but was operating in 2006. This decrease was primarily offset by Liberty Avenue and 216th Street being placed in service during 2007.

Other	2007				2006

(dollars in millions)	Core Portfolio	Opportunity Funds	Storage Portfolio	Other (1)	Core Portfolio	Opportunity Funds	Storage Portfolio	Other (1)

Gain on sale of land	$—	$—	$—	$—	$—	$—	$—	$—
Equity in earnings from unconsolidated affiliates	0.6	5.8	—	0.2	1.2	1.9	—	(0.5)
Interest expense	(17.4)	(5.5)	(0.4)	0.5	(14.1)	(6.3)	—	0.3
Impairment of notes receivable	—	—	—	—	—	—	—	—
Gain on debt extinguishment	—	—	—	—	—	—	—	—
Minority interest	—	6.1	—	3.0	(0.5)	4.4		1.3
Income tax provision (benefit)	0.3	—	—	—	0.5	—	—	—
Income from discontinued operations	—	—	—	6.4	—	—	—	24.1
Extraordinary item	—	3.7	—	—	—	—	—	—

Equity in earnings of unconsolidated affiliates in the Opportunity Funds increased as a result of our distributions in excess of our invested capital from both our Albertson’s investment of $2.4 million and our investment in Hitchcock Plaza of $2.4 million. These increases were offset by a decrease in our pro rata share of earnings from our Mervyns investment of $1.3 million.

Interest expense in the Core Portfolio increased $3.3 million in 2007. This was the result of a $4.2 million increase attributable to higher average outstanding borrowings in 2007 and a $0.4 million increase resulting from costs associated with a loan payoff in 2007. These increases were offset by a $1.3 million decrease related to lower average interest rates in 2007. Interest expense in the Opportunity Funds decreased $0.8 million in 2007. This was the result of a decrease of $1.6 million due to lower average interest rates in 2007 offset by a $0.8 million increase related to higher average outstanding borrowings in 2007.

The minority interest in the Opportunity Funds primarily represents the minority partners’ share of all Opportunity Fund activity and ranges from a 77.8% interest in Fund I to an 80.1% interest in Fund III. The variance between 2007 and 2006 represents the minority partners’ share of all the Opportunity Funds variances discussed above. The minority interest in “Other” relates to the minority partners’ share of capitalized construction, leasing and legal fees.

The variance in income tax provision in the Core Portfolio primarily relates to income taxes at the TRS level for our share of income and losses from Albertson’s and Mervyns.

Income from discontinued operations represents activity related to properties sold in 2008, 2007 and 2006.

The extraordinary item in 2007 in the Opportunity Funds relates to our share of the extraordinary gain, net of income taxes and minority interest, from our Albertson’s investment.

RECONCILIATION OF NET INCOME TO FUNDS FROM OPERATIONS AND ADJUSTED FUNDS FROM OPERATIONS

	For the Years Ended December 31,
(dollars in thousands)	2008	2007	2006	2005	2004

Net income	$27,548	$27,270	$39,013	$20,626	$19,585
Depreciation of real estate and amortization of leasing costs:
Consolidated affiliates, net of minority interests’ share	18,519	19,669	20,206	16,676	16,026
Unconsolidated affiliates	1,688	1,736	1,806	746	714
Income attributable to minority interest in operating partnership (1)	449	614	803	416	375
Gain on sale of properties (net of minority interests’ share)
Consolidated affiliates	(7,182)	(5,271)	(20,974)	50	(6,696)
Unconsolidated affiliates	(565)	—	(901)	(2,672)	—
Extraordinary item (net of minority interests’ share and income taxes) (3)	—	(3,677)	—	—	—

Funds from operations (2)	40,457	40,341	39,953	35,842	30,004
Add back: Extraordinary item, net (3)	—	3,677	—	—	—

Funds from operations, adjusted for extraordinary item	$40,457	$44,018	$39,953	$35,842	$30,004

Notes:

(1)	Represents income attributable to Common Operating Partnership Units and does not include distributions paid to Series A and B Preferred OP Unitholders.
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

LIQUIDITY AND CAPITAL RESOURCES

Uses of Liquidity

Our principal uses of liquidity are expected to be for (i) distributions to our shareholders and OP unit holders, (ii) investments which include the funding of our capital committed to our Opportunity Funds and property acquisitions and redevelopment/re-tenanting activities within our Core Portfolio, and (iii) debt service and loan repayments.

Distributions

In order to qualify as a REIT for Federal income tax purposes, we must currently distribute at least 90% of our taxable income to our shareholders. For the four quarters of 2008, we paid a quarterly dividend of $0.21 per Common Share and Common OP Unit. In addition, in December of 2008, our Board of Trustees approved a special dividend of approximately $0.55 per share, or $18.0 million in the aggregate, which was associated with taxable gains arising from property dispositions in 2008, which was paid on January 30, 2009, to shareholders of record as of December 31, 2008. 90% of the special dividend was paid with the issuance of 1.3 million Common Shares and 10%, or $1.8 million, was paid in cash.

Fund I and Mervyns I

In September 2001, the Operating Partnership committed $20.0 million to a newly formed Opportunity Fund with four of our institutional shareholders, who committed $70.0 million for the purpose of acquiring a total of approximately $300.0 million of community and neighborhood shopping centers on a leveraged basis.

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

As of December 31, 2008, Fund I has a total of 27 properties totaling 1.3 million square feet as further discussed in “PROPERTY ACQUISITIONS” in Item 1 of this Form 10-K.

Fund II and Mervyns II

On June 15, 2004, we closed our second opportunity fund, Fund II, and during August 2004, formed Mervyns II with the investors from Fund I as well as two additional institutional investors, whereby the investors, including the Operating Partnership, committed capital totaling $300 million. The Operating Partnership is the managing member with a 20% interest in the joint venture. The terms and structure of Fund II are substantially the same as Fund I with the exceptions that the preferred return is 8%. As of December 31, 2008, $192.0 million had been contributed to Fund II, of which the Operating Partnership’s share is $38.4 million. Fund II has invested in the New York Urban/Infill Redevelopment and the RCP Venture initiatives and other investments as further discussed in “PROPERTY ACQUISITIONS” in Item 1 of this Form 10-K.

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

				Redevelopment (dollars in millions)

				Anticipated		Square
		Year	Purchase	additional	Estimated	feet upon
Property	Location	acquired	price	costs	completion	completion

Liberty Avenue (1) (2)	Queens	2005	$14.9	$—	Completed	125,000
216th Street(3)	Manhattan	2005	27.7	—	Completed	60,000
Fordham Place	Bronx	2004	30.0	95.0	1st half 2009	285,000
Pelham Manor Shopping Center (1)	Westchester	2004	—	57.8	2nd half 2009	320,000
161st Street	Bronx	2005	49.0	16.0	(4)	232,000
Canarsie Plaza	Brooklyn	2007	21.0	29.0	(4)	323,000
Sherman Plaza	Manhattan	2005	25.0	30.0	(4)	216,000
CityPoint (1)	Brooklyn	2007	29.0	199.8	(4)	419,000
Atlantic Avenue	Brooklyn	2007	5.0	18.0	2nd half 2009	110,000

Total			$201.6	$445.6		2,090,000

Notes:

(1)	Fund II acquired a ground lease interest at this property.
(2)	Liberty Avenue redevelopment is complete. The purchase price includes redevelopment costs of $14.9 million.
(3)	216th Street redevelopment is complete. The purchase price includes redevelopment costs of $20.7 million.
(4)	To be determined.

RCP Venture

The following table summarizes the RCP Venture investments from inception through December 31, 2008:

					Operating Partnership Share
(dollars in millions)		Year	Invested		Invested
Investor	Investment	acquired	capital	Distributions	capital	Distributions

Mervyns I and Mervyns II	Mervyns	2004	$26.1	$46.0	$4.9	$11.3
Mervyns I and Mervyns II	Mervyns add-on investments	2005/2008	3.0	1.3	0.3	0.3
Mervyns II	Albertson’s	2006	20.7	63.9	4.2	11.8
Mervyns II	Albertson’s add-on investments	2006/2007	2.8	0.8	0.4	0.1
Fund II	Shopko	2006	1.1	1.1	0.2	0.2
Fund II	Marsh	2006	0.7	—	0.1	—
Fund II	Marsh add-on	2008	2.0	1.0	0.4	0.2
Mervyns II	Rex	2007	2.7	—	0.5	—

Total			$59.1	$114.1	$11.0	$23.9

Fund III

In May 2007, we closed Fund III with fourteen institutional investors, including a majority of the investors from Fund I and Fund II with a total of $503.0 million of committed discretionary capital. The Operating Partnership’s share of the committed capital is $100.0 million and it is the sole managing member with a 19.9% interest in Fund III. The terms and structure of Fund III are substantially the same as the previous Funds, including the Promote structure, with the exception that the Preferred Return is 6%. As of December 31, 2008, $96.5 million has been invested in Fund III, of which the Operating Partnership contributed $19.2 million. Fund III has invested in the New York Urban/Infill Redevelopment initiatives and other investments as further discussed in “PROPERTY ACQUISITIONS” in Item 1 of this Form 10-K . The projects are as follows:

				Redevelopment (dollars in millions)

				Anticipated		Square
		Year	Purchase	additional	Estimated	feet upon
Property	Location	acquired	price	costs	completion	completion

Sheepshead Bay	Brooklyn	2007	$20.0	$89.0	(1)	240,000
Main Street	Westport CT	2007	17.0	6.0	(1)	30,000

Total			$37.0	$95.0		270,000

(1)	To be determined.

During February 2008, Acadia, through Fund III, and in conjunction with an unaffiliated partner, Storage Post, acquired a portfolio of eleven self-storage properties from Storage Post’s existing institutional investors for approximately $174.0 million. The portfolio totals approximately 920,000 net rentable square feet, of which ten properties are operating at various stages of stabilization. The remaining property is currently under construction. The properties are located throughout New York and New Jersey. The portfolio continues to be operated by Storage Post, which is a 5% equity partner.

During September 2008, Fund III made a $10 million first mortgage loan, which is collateralized by land located on Long Island, New York. The term of the loan is for a period of two years, and provides an effective annual return of approximately 13%.

Preferred Equity Investment, Mezzanine Loan Investments and Notes Receivable

At December 31, 2008, our preferred equity investment, mezzanine loan investments and notes receivable aggregated $125.6 million, and were collateralized by the underlying properties, the borrower’s ownership interest in the entities that own the properties and/or by the borrower’s personal guarantee. Interest rates on our preferred equity investment, mezzanine loan investments and notes receivable ranged from 3.41% to in excess of 20% with maturities that range from demand notes to January 2017.

During 2004, we provided a $3.0 million mezzanine loan to help fund a redevelopment project of the retail complexes associated with seven public rest stops along the toll roads in and around Chicago, Illinois (the “Project”). This investment included a right of first offer to acquire an ownership interest in the Project. As a result of economic conditions, including the current disruption in the credit markets, the owner has experienced difficulty in stabilizing and refinancing the Project. The owner is currently in default under the first mortgage loan, but has entered into a standstill agreement with the first mortgage lender, as well as with us. While we had been engaged in discussions with the owner and the first mortgage lender to restructure the debt and provide a portion of the additional capital required to stabilize the Project, these discussions did not result in a successful resolution. Accordingly, during December 2008, we recorded an impairment charge equal to 100% of our original mezzanine loan and the related accrued interest aggregating $4.4 million.

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

Other Investments

Acquisitions made during 2006, 2007 and 2008 are discussed in “PROPERTY ACQUISITIONS” in Item 1 of this Form 10-K:

Property Redevelopment and Expansion

Our redevelopment program focuses on selecting well-located neighborhood and community shopping centers and creating significant value through re-tenanting and property redevelopment.

Purchase of Convertible Notes

Repurchase of the Notes is another use of our liquidity. During November and December of 2008, we purchased $8.0 million in principal amount of our Notes and purchased an additional $13.5 million in principal amount during January 2009, all at a discount of approximately 24%.

Share Repurchase

Repurchases of our Common Shares is an additional use of liquidity as discussed in Item 5 of this Form 10-K.

SOURCES OF LIQUIDITY

We intend on using Fund III as well as funds that we may establish in the future, as the primary vehicles for our future growth. Additional sources of capital for funding property acquisitions, property redevelopment and other potential real estate related investments are expected to be obtained primarily from (i) the issuance of public equity or debt instruments, (ii) cash on hand and cash flow from operating activities, (iii) additional debt financings, (iv) unrelated member capital contributions and (v) future sales of existing properties.

During July 2008, Home Depot terminated its lease at a Fund II redevelopment project located in Canarsie, Brooklyn in exchange for its payment of $24.5 million, of which our share, net of minority interests’ share, was $20.6 million.

As of December 31, 2008, we had a total of approximately $125.4 million of additional capacity under existing debt facilities, cash and cash equivalents on hand of $86.7 million, and twelve unencumbered properties available as potential collateral for future borrowings.

Issuance of Convertible Notes

During December of 2006 and January of 2007, we issued $115.0 million of 3.75% Convertible Notes. These notes were issued at par and are due in 2026. The $112.1 million in proceeds, net of related costs, were used to retire variable rate debt, fund capital commitments and general company purposes.

Shelf Registration Statements and Issuance of Equity

During January 2007, we filed a shelf registration on Form S-3 providing for offerings of up to a total of $300.0 million of Common Shares, Preferred Shares and debt securities. As of December 31, 2008, we have remaining capacity under this registration statement to issue up to approximately $189 million of these securities.

Financing and Debt

At December 31, 2008, mortgage and convertible notes payable aggregated $761.7 million, net of unamortized premium of $0.1 million, and were collateralized by 57 properties and related tenant leases. Interest rates on our outstanding indebtedness ranged from 1.4% to 7.2% with maturities that ranged from January 2009 to November 2032. Taking into consideration $73.4 million of notional principal under variable to fixed-rate swap agreements currently in effect, as of December 31, 2008, $513.5 million of the portfolio, or 67%, was fixed at a 5.3% weighted average interest rate and $248.2 million, or 33% was floating at a 2.7% weighted average interest rate. There is $220.7 million of debt maturing in 2009 at weighted average interest rates of 3.0%. Of this amount, $5.9 million represents scheduled annual amortization (of which $4.8 million has been paid during February 2009) and $19.0 million was extended for one year during January 2009. The loans relating to $121.9 million of the 2009 maturities provide for extension options, which we believe we will be able to exercise. If we are unable to extend these loans and refinance the balance of $73.9 million, we believe we will be able to repay this debt with existing liquidity, including unfunded capital commitments from the Opportunity Fund investors. As it relates to maturities after 2009, we may not have sufficient cash on hand to repay such indebtedness, we may have to refinance this indebtedness or select other alternatives based on market conditions at that time. Given the current global financial crisis, refinancing this debt will be very difficult. See “Item 1A. Risk Factors—The current global financial crisis may cause us to lose tenants and may impair our ability to borrow money to purchase properties, refinance existing debt or obtain the necessary financing to complete our current redevelopment.”

The following table sets forth certain information pertaining to the Company’s secured credit facilities:

(dollars in millions) Borrower	Total available credit facilities	Amount borrowed as of December 31, 2007	2008 net borrowings (repayments) during the year ended December 31, 2008	Amount borrowed as of December 31, 2008	Letters of credit outstanding as of December 31, 2008	Amount available under credit facilities as of December 31, 2008

Acadia Realty, LP	$72.3	$—	$48.9	$48.9	$11.4	$12.0
Acadia Realty, LP	30.0	—	—	—	—	30.0
Fund II	70.0	34.5	0.2	34.7	11.1	24.2
Fund III	125.0	—	62.3	62.3	3.5	59.2

Total	$297.3	$34.5	$111.4	$145.9	$26.0	$125.4

Reference is made to Note 8 and Note 9 to our Consolidated Financial Statements, which begin on Page F-1 of this Form 10-K, for a summary of the financing and refinancing transactions since December 31, 2007.

Asset Sales

Asset sales are an additional source of liquidity for us. During April 2008, we sold a residential complex located in Winston-Salem, North Carolina. During December of 2007, we sold an apartment complex in Columbia Missouri and during November and December of 2006, we sold the Soundview Marketplace, Bradford Towne Center, Greenridge Plaza, Luzerne Street Shopping Center and Pittston Plaza. During 2005 we sold the Berlin Shopping Center. These sales are discussed in “ASSET SALES AND CAPITAL/ASSET RECYCLING” in Item 1 of this Form 10-K.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

At December 31, 2008, maturities on our mortgage notes ranged from January 2009 to November 2032. In addition, we have non-cancelable ground leases at seven of our shopping centers. We lease space for our White Plains corporate office for a term expiring in 2015. The following table summarizes our debt maturities, obligations under non-cancelable operating leases and construction commitments as of December 31, 2008:

	Payments due by period

Contractual obligation:	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years

(dollars in millions)
Future debt maturities	$761.7	$220.7	$287.8	$22.1	$231.1
Interest obligations on debt	150.8	29.1	48.3	29.2	44.2
Operating lease obligations	121.5	5.1	10.2	10.5	95.7
Construction commitments [1]	24.6	24.6	—	—	—

Total	$1,058.6	$279.5	$346.3	$61.8	$371.0

Notes:

1

In conjunction with the redevelopment of our Core Portfolio and Opportunity Fund properties, we have entered into construction commitments with general contractors. We intend to fund these requirements with existing liquidity.

OFF BALANCE SHEET ARRANGEMENTS

We have investments in four joint ventures for the purpose of investing in operating properties. We account for these investments using the equity method of accounting as we have a non-controlling interest. As such, our financial statements reflect our share of income from but not the assets and liabilities of these joint ventures.

Reference is made to Note 4 to our Consolidated Financial Statements, which begin on page F-1 of this Form 10-K, for a discussion of our unconsolidated investments. Our pro rata share of unconsolidated debt related to those investments is as follows:

(dollars in millions)

Investment	Pro rata share of mortgage debt	Interest rate at December 31, 2008	Maturity date

Crossroads	$31.0	5.37%	December 2014
Brandywine	36.9	5.99%	July 2016
CityPoint	7.8	2.94%	August 2009
Sterling Heights	3.2	2.29%	August 2010

Total	$78.9

In addition, we have arranged for the provision of nine separate letters of credit in connection with certain leases and investments. As of December 31, 2008, there were no outstanding balances under any of the letters of credit. If the letters of credit were fully drawn, the combined maximum amount of exposure would be $26.0 million.

HISTORICAL CASH FLOW

The following table compares the historical cash flow for the year ended December 31, 2008 (“2008”) with the cash flow for the year ended December 31, 2007 (“2007”).

	Years Ended December 31,

	2008	2007	Variance

(dollars in millions)
Net cash provided by operating activities	$65.9	$105.2	$(39.3)
Net cash used in investing activities	(301.6)	(208.9)	(92.7)
Net cash provided by financing activities	199.1	87.5	111.6

Totals	$(36.6)	$(16.2)	$(20.4)

A discussion of the significant changes in cash flow for 2008 versus 2007 is as follows:

A decrease of $39.3 million in net cash provided by operating activities resulted from the following: (i) a decrease of $22.2 million in distributions of operating income from unconsolidated affiliates, primarily from the RCP Venture investment in Albertson’s and (ii) a net decrease in other assets, which was the result of the repayment of notes receivable relating to our tax deferred transaction in 2007 and additional cash used for short term financial instruments in 2008. These net decreases in cash were offset by an increase in lease termination income of $24.0 million from Home Depot at Canarsie Plaza in 2008.

An additional $92.7 million of net cash used in investing activities resulted from the following additional uses of cash for 2008: (i) $38.5 million of additional expenditures for real estate acquisitions, development and tenant installations in 2008, (ii) $36.3 million of additional notes receivable originated in 2008, (iii) $40.0 million for a preferred equity investment in 2008 and (iv) a decrease of $22.6 million of return of capital distributions from our unconsolidated affiliates in 2008, primarily from the RCP Venture investment in Albertson’s. These additional uses of cash in 2008 were offset by the following: (i) $31.8 million of additional investments in unconsolidated affiliates in 2007, primarily CityPoint, (ii) an additional $8.9 million of additional collections of notes receivable in 2008 and (iii) an additional $4.0 million of proceeds from the sale of a property in 2008.

The $111.6 million increase in net cash provided by financing activities resulted from the following increases in cash for 2008: (i) an additional $59.0 million of borrowings in 2008, (ii) a decrease of $48.3 million in distributions to partners and members in 2008, and (iii) an additional $97.0 million used for the repayment of debt in 2007. These 2008 cash increases were offset by the following: (i) $15.0 million of additional proceeds received from the issuance of convertible debt in 2007, (ii) $6.0 million of additional cash used for the purchase of convertible notes in 2008, (iii) a decrease of cash of $64.5 million in contributions from partners and members and from minority interests in partially-owned affiliates in 2008, and (iv) an increase of $8.7 million in dividends paid to Common Shareholders in 2008.

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect the significant judgments and estimates used by us in the preparation of our Consolidated Financial Statements.

Valuation of Property Held for Use and Sale

On a quarterly basis, we review the carrying value of both properties held for use and for sale. We perform the impairment analysis by calculating and reviewing net operating income on a property-by-property basis, we evaluate leasing projections and perform other analyses to conclude whether an asset is impaired. We record impairment losses and reduce the carrying value of properties when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases where we do not expect to recover our carrying costs on properties held for use, we reduce our carrying cost to fair value. For properties held for sale, we reduce our carrying value to the fair value less costs to sell. For the years ended December 31, 2008 and 2007, no impairment losses were recognized. Management does not believe that the value of any properties in its portfolio was impaired as of December 31, 2008 or 2007.

Bad Debts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make payments on arrearages in billed rents, as well as the likelihood that tenants will not have the ability to make payment on unbilled rents including estimated expense recoveries and straight-line rent. For the years ended December 31, 2008 and 2007, we had recorded an allowance for doubtful accounts of $5.7 million and $3.1 million, respectively. If the financial condition of our tenants were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Revenue Recognition and Accounts Receivable

Leases with tenants are accounted for as operating leases. Minimum rents are recognized on a straight-line basis over the term of the respective leases, beginning when the tenant takes possession of the space. Certain of these leases also provide for percentage rents based upon the level of sales achieved by the tenant. Percentage rent is recognized in the period when the tenants’ sales breakpoint is met. In addition, leases typically provide for the reimbursement to us of real estate taxes, insurance and other property operating expenses. These reimbursements are recognized as revenue in the period the expenses are incurred.

We make estimates of the uncollectability of our accounts receivable related to tenant revenues. An allowance for doubtful accounts has been provided against certain tenant accounts receivable that are estimated to be uncollectible. See “—Bad Debts” above. Once the amount is ultimately deemed to be uncollectible, it is written off.

Notes Receivable and Preferred Equity Investment

Real estate notes receivable and preferred equity investments are intended to be held to maturity and are carried at cost. Interest income from notes receivable and preferred equity investments are recognized on the effective interest method over the expected life of the loan. Under the effective interest method, interest or fees to be collected at the origination of the loan or the payoff of the loan is recognized over the term of the loan as an adjustment to yield.

Allowances for real estate notes receivable and preferred equity investments are established based upon management’s quarterly review of the investments. In performing this review, management considers the estimated net recoverable value of the loan as well as other factors, including the fair value of any collateral, the amount and status of any senior debt, and the prospects for the borrower. Because this determination is based upon projections of future economic events, which are inherently subjective, the amounts ultimately realized from the loans may differ materially from the carrying value at the balance sheet date. Interest income recognition is generally suspended for loans when, in the opinion of management, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the suspended loan becomes contractually current and performance is demonstrated to be resumed.

During 2004, we provided a $3.0 million mezzanine loan to help fund a redevelopment project of the retail complexes associated with seven public rest stops along the toll roads in and around Chicago, Illinois (the “Project”). As a result of economic conditions, including the current disruption in the credit markets, the owner has experienced difficulty in stabilizing and refinancing the Project. The owner is currently in default under the first mortgage loan, but has entered into a standstill agreement with the first mortgage lender, as well as with us. While we had been engaged in discussions with the owner and the first mortgage lender to restructure the debt and provide a portion of the additional capital required to stabilize the Project, these discussions did not result in a successful resolution. Accordingly, during December 2008, we recorded an impairment charge equal to 100% of our original mezzanine loan and the related accrued interest aggregating $4.4 million.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Reference is made to Notes to our Consolidated Financial Statements, which begin on page F-1 of this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information as of December 31, 2008

Our primary market risk exposure is to changes in interest rates related to our mortgage debt. See Note 8 to our Consolidated Financial Statements, which begin on page F-1 of this Form 10-K, for certain quantitative details related to our mortgage debt.

Currently, we manage our exposure to fluctuations in interest rates primarily through the use of fixed-rate debt and interest rate swap agreements. As of December 31, 2008, we had total mortgage and convertible debt of $761.7 million of which $513.5 million, or 67%, was fixed-rate, inclusive of interest rate swaps, and $248.2 million, or 33%, was variable-rate based upon LIBOR or commercial paper rates plus certain spreads. As of December 31, 2008, we were a party to seven interest rate swap transactions and one interest rate cap transaction to hedge our exposure to changes in interest rates with respect to $73.4 million and $30.0 million of LIBOR-based variable-rate debt, respectively.

The following table sets forth information as of December 31, 2008 concerning our long-term debt obligations, including principal cash flows by scheduled maturity and weighted average interest rates of maturing amounts (dollars in millions):

Consolidated mortgage debt:

	Scheduled			Weighted average
Year	amortization	Maturities	Total	interest rate

2009	$6.5	$214.2	$220.7	2.7%
2010	1.6	58.7	60.3	1.8%
2011	1.9	225.6	227.5	3.0%
2012	2.1	9.0	11.1	1.8%
2013	2.2	8.8	11.0	5.5%
Thereafter	11.4	219.7	231.1	5.8%

	$25.7	$736.0	$761.7

Mortgage debt in unconsolidated partnerships (at our pro rata share):

	Scheduled			Weighted average
Year	amortization	Maturities	Total	interest rate

2009	$0.4	$1.6	$2.0	2.9%
2010	0.5	1.0	1.5	2.3%
2011	0.5	—	0.5	n/a	%
2012	0.5	—	0.5	n/a	%
2013	0.5	—	0.5	n/a	%
Thereafter	0.6	64.9	65.5	5.7%

	$3.0	$67.5	$70.5

Of our total consolidated and our pro-rata share of unconsolidated outstanding debt, $222.7 million and $61.8 million will become due in 2009 and 2010, respectively. As we intend on refinancing some or all of such debt at the then-existing market interest rates which may be greater than the current interest rate, our interest expense would increase by approximately $2.8 million annually if the interest rate on the refinanced debt increased by 100 basis points. After giving effect to minority interest, the Company’s share of this increase would be $1.0 million. Interest expense on our variable debt of $248.2 million, net of variable to fixed-rate swap agreements currently in effect, as of December 31, 2008 would increase $2.5 million if LIBOR increased by 100 basis points. After giving effect to minority interest, the Company’s share of this increase would be $0.6 million. We may seek additional variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, we would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.

Based on our outstanding debt balances as of December 31, 2008, the fair value of our total consolidated outstanding debt would decrease by approximately $18.1 million if interest rates increase by 1%. Conversely, if interest rates decrease by 1%, the fair value of our total outstanding debt would increase by approximately $19.3 million.

As of December 31, 2008 and 2007, we had preferred equity investments and notes receivable of $125.6 million and $57.7 million, respectively. We determined the estimated fair value of our preferred equity investment and notes receivable as of December 31, 2008 and 2007 were $122.3 million and $57.7 million, respectively, by discounting future cash receipts utilizing a discount rate equivalent to the rate at which similar notes receivable would be originated under conditions then existing.

Based on our outstanding preferred equity investments and notes receivable balances as of December 31, 2008, the fair value of our total outstanding preferred equity investments and notes receivable would decrease by approximately $1.3 million if interest rates increase by 1%. Conversely, if interest rates decrease by 1%, the fair value of our total outstanding preferred equity investments and notes receivable would increase by approximately $1.3 million.

Summarized Information as of December 31, 2007

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

Interest expense on our variable debt of $115.6 million as of December 31, 2007 would have increased $1.2 million if LIBOR increased by 100 basis points. Based on our outstanding debt balances as of December 31, 2007, the fair value of our total outstanding debt would have decreased by approximately $19.0 million if interest rates increased by 1%. Conversely, if interest rates decreased by 1%, the fair value of our total outstanding debt would have increased by approximately $20.4 million.

Changes in Market Risk Exposures from 2007 to 2008

Our interest rate risk exposure from December 31, 2007 to December 31, 2008 has increased, as we had $115.6 million in variable-rate debt (or 22% of our total debt) at December 31, 2007, as compared to $248.2 million (or 33% of our total debt) in variable-rate debt at December 31, 2008. In addition, the amount of our total debt increased from $517.0 million at December 31, 2008 to $761.7 million at December 31, 2008. This increased amount of debt could expose us to greater fluctuations in the fair value of our debt.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements beginning on page F-1 are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

(i) Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2008 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(ii) Internal Control Over Financial Reporting

(a) Management’s Annual Report on Internal Control Over Financial Reporting

Management of Acadia Realty Trust is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, we used the criteria set forth in the framework in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Based on our evaluation under the COSO criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2008 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. In conducting our evaluation of the effectiveness of our internal control, we excluded the 2008 acquisition of Storage Post, a portfolio of 11 self-storage properties. The contribution from this acquisition represented approximately 4% and 15% of total revenues and total assets, respectively, as of and for the year ended December 31, 2008. Reference is made to Note 2 to our Consolidated Financial Statements, which begin on page F-1 of this Form 10-K for further discussion of our acquisition.

BDO Seidman, LLP, an independent registered public accounting firm that audited our Financial Statements included in this Annual Report, has issued an attestation report on our internal control over financial reporting as of December 31, 2008, which appears in paragraph (b) of this Item 9A.

Acadia Realty Trust
White Plains, New York
February 27, 2009

(b) Attestation report of the independent registered public accounting firm

The Shareholders and Trustees of

Acadia Realty Trust

We have audited Acadia Realty Trust and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the” COSO criteria”). Acadia Realty Trust and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Storage Post, which was acquired on February 29, 2008, and which is included in the consolidated balance sheets of Acadia Realty Trust and Subsidiaries as of December 31, 2008 and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended. Storage Post constituted 4% and 15% of total revenues and total assets, respectively, as of and for the year ended December 31, 2008. Management did not assess the effectiveness of internal control over financial reporting of Storage Post because of the timing of the acquisition which was completed on February 29, 2008. Our audit of internal control over financial reporting of Acadia Realty Trust and subsidiaries also did not include an evaluation of the internal control over financial reporting of Storage Post.

In our opinion, Acadia Realty Trust and subsidiaries maintained in all material respects effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Acadia Realty Trust and subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated February 27, 2009 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
New York, New York February 27, 2009

(c) Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting during our fourth fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None

PART III

In accordance with the rules of the SEC, certain information required by Part III is omitted and is incorporated by reference into this Form 10-K from our definitive proxy statement relating to our 2009 annual meeting of stockholders (our “2009 Proxy Statement”) that we intend to file with the SEC no later than April 30, 2009.

ITEM 10. DIRECTORS; EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information under the following headings in the 2009 Proxy Statement is incorporated herein by reference:

•	“PROPOSAL 1 — ELECTION OF TRUSTEES”
•	“MANAGEMENT”
•	“SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE”

ITEM 11. EXECUTIVE COMPENSATION.

The information under the following headings in the 2009 Proxy Statement is incorporated herein by reference:

•	“ACADIA REALTY TRUST COMPENSATION COMMITTEE REPORT”
•	“COMPENSATION DISCUSSION AND ANALYSIS”
•	“EXECUTIVE AND TRUSTEE COMPENSATION”
•	“COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information under the heading “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” in the 2009 Proxy Statement is incorporated herein by reference.

The information under Item 5 of this Form 10-K under the heading “(d) Securities authorized for issuance under equity compensation plans” is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information under the following headings in the 2009 Proxy Statement is incorporated herein by reference:

•	“CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS”
•	“PROPOSAL 1 — ELECTION OF TRUSTEES—Trustee Independence”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information under the heading “AUDIT COMMITTEE INFORMATION” in the 2009 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

1.	Financial Statements: See “Index to Financial Statements” at page F-1 below.
2.	Financial Statement Schedule: See “Schedule III—Real Estate and Accumulated Depreciation” at page F-39 below.
3.	Exhibits: The index of exhibits below is incorporated herein by reference.

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

Dated: February 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kenneth F. Bernstein	Chief Executive Officer,	February 27, 2009
President and Trustee
(Kenneth F. Bernstein)	(Principal Executive Officer)

/s/ Michael Nelsen	Senior Vice President	February 27, 2009
and Chief Financial Officer
(Michael Nelsen)	(Principal Financial Officer)

/s/ Jonathan W. Grisham	Senior Vice President	February 27, 2009
and Chief Accounting Officer
(Jonathan W. Grisham)	(Principal Accounting Officer)

/s/ Douglas Crocker II	Trustee	February 27, 2009

(Douglas Crocker II)

/s/ Suzanne Hopgood	Trustee	February 27, 2009

(Suzanne Hopgood)

/s/ Lorrence T. Kellar	Trustee	February 27, 2009

(Lorrence T. Kellar)

/s/ Wendy Luscombe	Trustee	February 27, 2009

(Wendy Luscombe)

/s/ William T. Spitz	Trustee	February 27, 2009

(William T. Spitz)

/s/ Lee S. Wielansky	Trustee	February 27, 2009

(Lee S. Wielansky)

EXHIBIT INDEX

The following is an index to all exhibits filed with the Annual Report on Form 10-K other than those incorporated by reference herein:

Exhibit No.	Description

3.1	Declaration of Trust of the Company, as amended (1)

3.2	Fourth Amendment to Declaration of Trust (4)

3.3	Amended and Restated By-Laws of the Company (22)

4.1	Voting Trust Agreement between the Company and Yale University dated February 27, 2002 (14)

10.1	1999 Share Option Plan (8) (21)

10.2	2003 Share Option Plan (16) (21)

10.3	Form of Share Award Agreement (17) (21)

10.4	Form of Registration Rights Agreement and Lock-Up Agreement (18)

10.5	Registration Rights and Lock-Up Agreement (RD Capital Transaction) (11)

10.6	Registration Rights and Lock-Up Agreement (Pacesetter Transaction) (11)

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

10.15

Form of Amended and Restated Severance Agreement, dated June 12, 2008, that was entered into with each of Joel Braun, Executive Vice President and Chief Investment Officer; Michael Nelsen, Senior Vice President and Chief Financial Officer; Robert Masters, Senior Vice President, General Counsel, Chief Compliance Officer and Secretary; and Joseph Hogan, Senior Vice President and Director of Construction. (Incorporated by reference to the Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on June 12, 2008) (21)

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

Exhibit No.	Description

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

10.60	Loan Agreement between Bank of America, N.A. and RD Branch Associates, LP dated December 19, 2006. (26)

10.61	Loan Agreement between 239 Greenwich Associates Limited Partnership and Wachovia Bank, National Association dated January 25, 2007. (28)

10.62	Revolving Credit Agreement between Acadia Realty Limited Partnership and Washington Mutual Bank dated March 29, 2007. (28)

10.63	Loan Agreement between Acadia Merrillville Realty, L.P. and Bear Stearns Commercial Mortgage, Inc dated July 2, 2007. (29)

10.64	Promissory Note between Acadia Merrillville Realty, L.P. and Bear Stearns Commercial Mortgage, Inc dated July 2, 2007. (29)

10.65	Loan Agreement Note between APA 216th Street and Bank of America, N.A. dated September 11, 2007. (29)

10.66	Promissory Note between APA 216th Street and Bank of America, N.A. dated September 11, 2007. (29)

10.67	Acquisition and Project Loan agreement between Acadia – PA East Fordham Acquisitions, LLC and Eurohypo AG, New York Branch dated October 5, 2007 (30)

10.68	Building Loan Agreement between Acadia – PA East Fordham Acquisitions, LLC and Eurohypo AG, New York Branch dated October 5, 2007 (30)

10.69	Revolving credit agreement between Acadia Strategic Opportunity Fund III, LLC. and Bank of America, N.A. dated October 10, 2007 (30)

10.70	Mortgage Consolidation and Modification Agreement between Acadia Tarrytown LLC and Anglo Irish Bank Corporation, PLC dated October 30, 2007 (30)

10.71	Project Loan Agreement between P/A – Acadia Pelham Manor, LLC and Bear Stearns Commercial Mortgage, Inc. dated December 10, 2007 (30)

10.72	Building Loan Agreement P/A – Acadia Pelham Manor, LLC and Bear Stearns Commercial Mortgage, Inc. dated December 10, 2007 (30)

10.73	Project Loan Agreement between Acadia Atlantic Avenue, LLC and Bear Stearns Commercial Mortgage, Inc. dated December 26, 2007 (30)

10.74	Building Loan Agreement between Acadia Atlantic Avenue, LLC and Bear Stearns Commercial Mortgage, Inc. dated December 26, 2007 (30)

Exhibit No.	Description

10.75

Certain information regarding the compensation arrangements with certain officers of registrant (Incorporated by reference to Item 5.02 of the registrant’s Form 8-K filed with the SEC on February 4, 2008)

10.76

Real Estate Purchase and Sale Agreement between Suffern Self Storage, L.L.C., Jersey City Self Storage, L.L.C., Linden Self Storage, L.L.C., Webster Self Storage, L.L.C., Bronx Self Storage, L.L.C., American Storage Properties North LLC, and The Storage Company LLC (collectively, as Seller) and Acadia Storage Post LLC, a Delaware limited liability company, as Buyer, for ten Properties and Storage Facilities located thereon (31)

10.77

Real Estate Purchase and Sale Agreement between American Storage Properties North LLC , as Seller and Acadia Storage Post Metropolitan Avenue LLC, as Buyer for 4805 Metropolitan Avenue, Unit 2, Maspeth, Queens, New York (31)

10.78

First Amendment to Real Estate Purchase and Sale Agreement between Suffern Self Storage, L.L.C., Jersey City Self Storage, L.L.C., Linden Self Storage, L.L.C., Webster Self Storage, L.L.C., Bronx Self Storage, L.L.C., American Storage Properties North LLC, and The Storage Company LLC (collectively, “Seller”) and Acadia Storage Post LLC (“Buyer”) (31)

10.79	Amended and Restated Agreement of Limited Partnership of the Operating Partnership (11)

10.80	First and Second Amendments to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership (11)

10.81	Third Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership (18)

10.82	Fourth Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership (18)

21	List of Subsidiaries of Acadia Realty Trust (32)

23.1	Consent of Registered Public Accounting Firm to incorporation by reference its reports into Forms S-3 and Forms S-8 (32)

31.1	Certification of Chief Executive Officer pursuant to rule 13a–14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (32)

31.2	Certification of Chief Financial Officer pursuant to rule 13a–14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (32)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (32)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (32)

99.1	Certificate of Designation of Series A Preferred Operating Partnership Units of Limited Partnership Interest of Acadia Realty Limited Partnership (2)

99.2	Certificate of Designation of Series B Preferred Operating Partnership Units of Limited Partnership Interest of Acadia Realty Limited Partnership (18)

Notes:
(1)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal Year ended December 31, 1994
(2)	Incorporated by reference to the copy thereof filed as an Exhibit to Company’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 1997
(3)	Incorporated by reference to the copy thereof filed as an Exhibit to Company’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 1998
(4)	Incorporated by reference to the copy thereof filed as an Exhibit to Company’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 1998
(5)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Registration Statement on Form S-11 (File No.33-60008)
(6)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form10-K filed for the fiscal year ended December 31, 1998
(7)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form10-K filed for the fiscal year ended December 31, 1999
(8)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Registration Statement on Form S-8 filed September 28, 1999
(9)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Form 8-K filed on April 20, 1998
(10)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Form 10-K filed for the fiscal year ended December 31, 2000
(11)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Registration Statement on Form S-3 filed on March 3, 2000
(12)	Incorporated by reference to the copy thereof filed as an Exhibit to Company’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 2001
(13)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001
(14)	Incorporated by reference to the copy thereof filed as an Exhibit to Yale University’s Schedule 13D filed on September 25, 2002
(15)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2002
(16)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Definitive Proxy Statement on Schedule 14A filed April 29, 2003.
(17)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Current Report on Form 8-K filed on July 2, 2003
(18)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2003
(19)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2004.
(20)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2004.
(21)	Management contract or compensatory plan or arrangement.
(22)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2005.
(23)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Current Report on Form 8-K filed on January 4, 2006
(24)	Incorporated by reference to the copy thereof filed as an Exhibit to Company’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2006
(25)	Incorporated by reference to the copy thereof filed as an Exhibit to Company’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 2006

Notes:
(26)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Current Report on Form 8-K filed on January 19, 2007
(27)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2006.
(28)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2007.
(29)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 2007.
(30)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Quarterly Report on Form 10-K filed for the year ended December 31, 2007.
(31)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2008.
(32)	Filed herewith.

ACADIA REALTY TRUST AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Shareholders and Trustees of

Acadia Realty Trust

We have audited the accompanying consolidated balance sheets of Acadia Realty Trust and subsidiaries (the “Company”) as of December 31, 2008 and 2007 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. In connection with our audits of the financial statements we have also audited the accompanying financial statement schedule listed on page F-1. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Acadia Realty Trust and subsidiaries at December 31, 2008, and 2007 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with generally accepted accounting principles in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Acadia Realty Trust and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 27, 2009 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

New York, New York

February 27, 2009

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007

	(dollars in thousands)
ASSETS
Real estate:
Land	$294,132	$232,121
Buildings and improvements	742,318	523,809
Construction in progress	70,423	77,764

	1,106,873	833,694
Less: accumulated depreciation	174,809	150,494

Net real estate	932,064	683,200
Cash and cash equivalents	86,691	123,343
Cash in escrow	6,794	6,637
Investments in and advances to unconsolidated affiliates	54,978	44,654
Rents receivable, net	12,161	13,449
Notes receivable and preferred equity investment	125,587	57,662
Deferred charges, net	22,072	21,825
Acquired lease intangibles	19,476	16,103
Prepaid expenses and other assets, net	31,733	16,544
Assets of discontinued operations	—	15,595

	$1,291,556	$999,012

LIABILITIES AND SHAREHOLDERS’ EQUITY
Mortgage notes payable	$654,868	$402,903
Convertible notes payable	107,000	115,000
Acquired lease and other intangibles, net	6,506	5,651
Accounts payable and accrued expenses	22,236	15,205
Dividends and distributions payable	25,514	14,420
Distributions in excess of income from and investments in unconsolidated affiliates	20,633	20,007
Other liabilities	18,995	13,750
Liabilities of discontinued operations	—	229

Total liabilities	855,752	587,165

Minority interest in operating partnership	5,667	4,595
Minority interests in partially-owned affiliates	208,839	166,516

Total minority interests	214,506	171,111

Shareholders’ equity:
Common shares, $.001 par value, authorized 100,000,000 shares, issued and outstanding 32,357,530 and 32,184,462 shares, respectively	32	32
Additional paid-in capital	212,007	227,890
Accumulated other comprehensive loss	(4,508)	(953)
Retained earnings	13,767	13,767

Total shareholders’ equity	221,298	240,736

	$1,291,556	$999,012

The accompanying notes are an integral part of these consolidated financial statements

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
	2008	2007	2006

	(dollars in thousands except per share amounts)
Revenues
Minimum rents	$80,166	$68,680	$60,255
Percentage rents	598	625	1,192
Expense reimbursements	16,855	13,318	14,538
Lease termination income	23,961	—	—
Other property income	1,191	855	663
Management fee income	3,434	4,064	5,625
Interest income	14,534	10,315	8,311
Other income	—	165	1,648

Total revenues	140,739	98,022	92,232

Operating Expenses
Property operating	24,945	14,080	11,126
Real estate taxes	12,151	9,470	9,902
General and administrative	24,545	23,058	19,782
Depreciation and amortization	34,964	26,892	24,729
Impairment of notes receivable	4,392	—	—

Total operating expenses	100,997	73,500	65,539

Operating income	39,742	24,522	26,693
Gain on sale of land	763	—	—
Equity in earnings of unconsolidated affiliates	19,906	6,619	2,559
Interest and other finance expense	(26,890)	(22,775)	(20,134)
Gain on debt extinguishment	1,958	—	—
Minority interest	(12,217)	9,082	5,242

Income from continuing operations before income taxes	23,262	17,448	14,360
Income tax provision (benefit)	3,362	297	(508)

Income from continuing operations	19,900	17,151	14,868

Discontinued operations
Operating income from discontinued operations	618	1,301	3,648
Gain on sale of properties, net	7,182	5,271	20,974
Minority interest	(152)	(130)	(477)

Income from discontinued operations	7,648	6,442	24,145

Extraordinary item
Share of extraordinary gain from investment in unconsolidated affiliate	—	30,200	—
Minority Interest	—	(24,167)	—
Income tax provision	—	(2,356)	—

Income from extraordinary item	—	3,677	—

Net income	$27,548	$27,270	$39,013

Basic earnings per share
Income from continuing operations	$0.59	$0.51	$0.44
Income from discontinued operations	0.22	0.19	0.71
Income from extraordinary item	—	0.11	—

Basic earnings per share	$0.81	$0.81	$1.15

Diluted earnings per share
Income from continuing operations	$0.58	$0.50	$0.43
Income from discontinued operations	0.22	0.19	0.70
Income from extraordinary item	—	0.11	—

Diluted earnings per share	$0.80	$0.80	$1.13

The accompanying notes are an integral part of these consolidated financial statements

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
	Common Shares		Additional	Other		Total
			Paid-in	Comprehensive	Retained	Shareholders’
	Shares	Amount	Capital	Loss	Earnings	Equity

	(dollars in thousands, except per share amounts)
Balance at January 1, 2006	31,543	$31	$223,199	$(12)	$(846)	$222,372
Conversion of 696 Series A Preferred OP Units to Common Shares by limited partners of the Operating Partnership	92	—	696	—	—	696
Employee Restricted Share awards	122	—	3,530	—	—	3,530
Dividends declared ($0.755 per Common Share)	—	—	—	—	(24,400)	(24,400)
Employee exercise of 7,500 options to purchase Common Shares	8	—	43	—	—	43
Common Shares issued under Employee Share Purchase Plan	5	—	112	—	—	112
Redemption of 11,105 restricted Common OP Units	—	—	(101)	—	—	(101)
Issuance of Common Shares to Trustees	3	—	76	—	—	76
Unrealized loss on valuation of swap agreements	—	—	—	(662)	—	(662)
Amortization of derivative instrument				440		440
Net income	—	—	—	—	39,013	39,013

Total comprehensive income	—	—	—	—	—	38,791

Balance at December 31, 2006	31,773	31	227,555	(234)	13,767	241,119
Conversion of 4,000 Series B Preferred OP Units to Common Shares by limited partners of the Operating Partnership	312	—	4,000	—	—	4,000
Employee Restricted Share awards	103	1	3,151	—	—	3,152
Dividends declared ($1.0325 per Common Share)	—	—	(6,425)	—	(27,270)	(33,695)
Employee exercise of 17,474 options to purchase Common Shares	17	—	174	—	—	174
Common Shares issued under Employee Share Purchase Plan	7	—	183	—	—	183
Issuance of Common Shares to Trustees	13	—	346	—	—	346
Employee Restricted Shares cancelled	(41)	—	(1,094)	—	—	(1,094)
Unrealized loss on valuation of swap agreements	—	—	—	(921)	—	(921)
Amortization of derivative instrument	—	—	—	202	—	202
Net income	—	—	—	—	27,270	27,270

Total comprehensive income	—	—	—	—	—	26,551

Balance at December 31, 2007	32,184	32	227,890	(953)	13,767	240,736
Employee Restricted Share awards	137	—	2,917	—	—	2,917
Dividends declared ($1.39 per Common Share)	—	—	(17,905)	—	(27,548)	(45,453)
Employee exercise of 110,245 options to purchase Common Shares	110	—	841	—	—	841
Common Shares issued under Employee Share Purchase Plan	7	—	180	—	—	180
Issuance of Common Shares to Trustees	2	—	81	—	—	81
Employee Restricted Shares cancelled	(83)	—	(1,997)	—	—	(1,997)
Unrealized loss on valuation of swap agreements	—	—	—	(2,820)	—	(2,820)
Realized loss on settlement of swap agreements	—	—	—	(735)	—	(735)
Net income	—	—	—	—	27,548	27,548

Total comprehensive income	—	—	—	—	—	23,993

Balance at December 31, 2008	32,357	$32	$212,007	$(4,508)	$13,767	$221,298

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,

	2008	2007	2006

	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$27,548	$27,270	$39,013
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	34,964	28,428	27,178
Gain on sale of property	(7,945)	(5,271)	(20,974)
Gain on debt extinguishment	(1,958)	—	—
Minority interests	12,369	15,215	(4,765)
Amortization of lease intangibles	6,856	722	1,080
Amortization of mortgage note premium	(782)	(111)	(144)
Share compensation expense	3,434	3,285	3,531
Equity in earnings of unconsolidated affiliates	(19,906)	(36,819)	(2,559)
Distributions of operating income from unconsolidated affiliates	14,420	36,666	3,277
Amortization of derivative settlement included in interest expense	—	202	440
Impairment of notes receivable	4,392	—	—
Provision for bad debt	3,593	881	1,395
Changes in assets and liabilities:
Funding of escrows, net	(157)	667	(1,389)
Rents receivable	(2,305)	(2,061)	(1,135)
Prepaid expenses and other assets, net	(18,232)	23,926	967
Accounts payable and accrued expenses	8,368	4,962	(5,200)
Other liabilities	1,228	7,203	(1,088)

Net cash provided by operating activities	65,887	105,165	39,627

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate and improvements	(244,403)	(210,227)	(87,009)
Deferred acquisition and leasing costs	(6,068)	(1,746)	(6,941)
Investments in and advances to unconsolidated affiliates	(7,918)	(39,712)	(27,626)
Return of capital from unconsolidated affiliates	4,052	26,625	28,423
Collections on notes receivable	19,922	11,071	20,948
Advances on notes receivable and preferred equity investment	(90,847)	(14,548)	(25,162)
Proceeds from sale of property	23,627	19,668	38,477

Net cash used in investing activities	(301,635)	(208,869)	(58,890)

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,

	2008	2007	2006

	(dollars in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on mortgage notes	$(68,412)	$(165,451)	$(168,082)
Proceeds received on mortgage notes	281,192	222,218	159,617
Repurchase of convertible notes	(6,042)	—	—
Proceeds received on convertible notes	—	15,000	100,000
Payment of deferred financing and other costs	(1,763)	(4,128)	(7,026)
Capital contributions from partners and members and from minority interests in partially-owned affiliates	46,014	110,542	44,781
Distributions to partners and members and to minority interests in partially-owned affiliates	(15,347)	(63,662)	(36,352)
Dividends paid to Common Shareholders	(34,710)	(26,039)	(23,823)
Distributions to minority interests in Operating Partnership	(809)	(527)	(487)
Distributions on preferred Operating Partnership Units to minority interests	(27)	(86)	(254)
Repurchase and cancellation of shares	(2,102)	(1,094)	—
Redemption of Operating Partnership Units	—	—	(246)
Common Shares issued under Employee Share Purchase Plan	261	529	188
Exercise of options to purchase Common Shares	841	174	43

Net cash provided by financing activities	199,096	87,476	68,359

(Decrease) increase in cash and cash equivalents	(36,652)	(16,228)	49,096
Cash and cash equivalents, beginning of period	123,343	139,571	90,475

Cash and cash equivalents, end of period	$86,691	$123,343	$139,571

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, including capitalized interest of $6,779, $3,031, and $454, respectively	$33,778	$26,705	$23,218

Cash paid for income taxes	$6,633	$348	$1,039

Acquisition of real estate through assumption of debt	$39,967	$—	$22,583

Issuance of notes receivable in connection with sale of real estate	$—	$(18,000)	$—

Recapitalization and deconsolidation of investment:
Real estate, net	$—	$—	$124,962
Other assets and liabilities	—	—	(11,413)
Mortgage debt	—	—	(66,984)
Minority interests	—	—	(36,504)
Investment in unconsolidated affiliates	—	—	(10,428)

Cash included in investments and advances to unconsolidated affiliates	$—	$—	(367)

Acquisition of interest in investment from unaffiliated investor:
Real estate, net	$—	$—	$(9,260)
Other assets and liabilities	—	—	5,901
Investment in unconsolidated affiliates	—	—	3,469

Cash included in expenditures for real estate and improvements	$—	$—	$110

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

As of December 31, 2008, the Company operated 85 properties, which it owns or has an ownership interest in, principally located in the Northeast, Mid-Atlantic and Midwest regions of the United States.

All of the Company’s assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership (the “Operating Partnership”) and entities in which the Operating Partnership owns a controlling interest. As of December 31, 2008, the Trust controlled 98% of the Operating Partnership as the sole general partner. As the general partner, the Trust is entitled to share, in proportion to its percentage interest, in the cash distributions and profits and losses of the Operating Partnership. The limited partners represent entities or individuals who contributed their interests in certain properties or entities to the Operating Partnership in exchange for common or preferred units of limited partnership interest (“Common or Preferred OP Units”). Limited partners holding Common OP Units are generally entitled to exchange their units on a one-for-one basis for common shares of beneficial interest of the Trust (“Common Shares”). This structure is referred to as an umbrella partnership REIT or “UPREIT”.

During September of 2001, the Company formed a partnership, Acadia Strategic Opportunity Fund I, LP (“Fund I”), and during August of 2004 formed a limited liability company, Acadia Mervyn Investors I, LLC (“Mervyns I”), with four institutional investors. The Operating Partnership committed a total of $20.0 million to Fund I and Mervyns I, and the four institutional shareholders committed a total of $70.0 million, for the purpose of acquiring approximately $300.0 million in investments. As of December 31, 2008, the Operating Partnership had contributed $16.5 million to Fund I and $2.7 million to Mervyns I.

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

During June of 2004, the Company formed Acadia Strategic Opportunity Fund II, LLC (“Fund II”), and during August 2004 formed Acadia Mervyn Investors II, LLC (“Mervyns II”), with the investors from Fund I as well as two additional institutional investors with a total of $300.0 million of committed discretionary capital. The Operating Partnership’s share of committed capital is $60.0 million. The Operating Partnership is the managing member with a 20% interest in both Fund II and Mervyns II. The terms and structure of Fund II and Mervyns II are substantially the same as Fund I and Mervyns I, including the Promote structure, with the exception that the Preferred Return is 8%. As of December 31, 2008, the Operating Partnership had contributed $30.8 million to Fund II and $7.6 million to Mervyns II.

During May of 2007, the Company formed Acadia Strategic Opportunity Fund III LLC (“Fund III”) with fourteen institutional investors, including a majority of the investors from Fund I and Fund II with a total of $503.0 million of committed discretionary capital. The Operating Partnership’s share of the invested capital is $100.0 million and it is the managing member with a 19.9% interest in Fund III. The terms and structure of Fund III are substantially the same as the previous Funds I and II, including the Promote structure, with the exception that the Preferred Return is 6%. As of December 31, 2008, the Operating Partnership had contributed $19.2 million to Fund III.

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

Investments in and Advances to Unconsolidated Joint Ventures

The Company accounts for its investments in unconsolidated joint ventures using the equity method as it does not exercise control over significant asset decisions such as buying, selling or financing nor is it the primary beneficiary under FIN 46R, as discussed above. Under the equity method, the Company increases its investment for its proportionate share of net income and contributions to the joint venture and decreases its investment balance by recording its proportionate share of net loss and distributions. The Company recognizes income for distributions in excess of its investment where there is no recourse to the Company. For investments in which there is recourse to the Company, distributions in excess of the investment are recorded as a liability. Although the Company accounts for its investment in Albertson’s (Note 4), under the equity method of accounting, the Company adopted the policy of not recording its equity in earnings or losses of this unconsolidated affiliate until it receives the audited financial statements of Albertson’s to support the equity earnings or losses in accordance with paragraph 19 of Accounting Principles Board (“APB”) 18 “Equity Method of Accounting for Investments in Common Stock.”

The Company periodically reviews its investment in unconsolidated joint ventures for other than temporary declines in market value. Any decline that is not expected to be recovered in the next twelve months is considered other than temporary and an impairment charge is recorded as a reduction in the carrying value of the investment. No impairment charges related to the Company’s investment in unconsolidated joint ventures were recognized for the years ended December 31, 2008, 2007 and 2006.

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

The Company reviews its long-lived assets used in operations for impairment when there is an event, or change in circumstances that indicates impairment in value. The Company records impairment losses and reduces the carrying value of properties when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases where the Company does not expect to recover its carrying costs on properties held for use, the Company reduces its carrying cost to fair value, and for properties held for sale, the Company reduces its carrying value to the fair value less costs to sell. During the years ended December 31, 2008, 2007 and 2006, no impairment losses were recognized. Management does not believe that the values of its properties within the portfolio are impaired as of December 31, 2008.

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

Revenue Recognition and Accounts Receivable

Leases with tenants are accounted for as operating leases. Minimum rents are recognized on a straight-line basis over the term of the respective leases, beginning when the tenant takes possession of the space. As of December 31, 2008 and 2007, included in rents receivable, net on the accompanying consolidated balance sheet, unbilled rents receivable relating to straight-lining of rents were $11.1 million and $8.4 million, respectively. Certain of these leases also provide for percentage rents based upon the level of sales achieved by the tenant. Percentage rent is recognized in the period when the tenants’ sales breakpoint is met. In addition, leases typically provide for the reimbursement to the Company of real estate taxes, insurance and other property operating expenses. These reimbursements are recognized as revenue in the period the expenses are incurred.

The Company makes estimates of the uncollectability of its accounts receivable related to tenant revenues. An allowance for doubtful accounts has been provided against certain tenant accounts receivable that are estimated to be uncollectible. Once the amount is ultimately deemed to be uncollectible, it is written off. Rents receivable at December 31, 2008 and 2007 are shown net of an allowance for doubtful accounts of $5.7 million and $3.1 million, respectively.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Basis of Presentation and Summary of Significant Accounting Policies, continued

Notes Receivable and Preferred Equity Investments

Real estate notes receivable and preferred equity investments are intended to be held to maturity and are carried at cost. Interest income from notes receivable and preferred equity investments are recognized on the effective interest method over the expected life of the loan. Under the effective interest method, interest or fees to be collected at the origination of the loan or the payoff of the loan are recognized over the term of the loan as an adjustment to yield.

Allowances for real estate notes receivable and preferred equity investments are established based upon management’s quarterly review of the investments. In performing this review, management considers the estimated net recoverable value of the loan as well as other factors, including the fair value of any collateral, the amount and status of any senior debt, and the prospects for the borrower. Because this determination is based upon projections of future economic events, which are inherently subjective, the amounts ultimately realized from the loans may differ materially from the carrying value at the balance sheet date. Interest income recognition is generally suspended for loans when, in the opinion of management, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the suspended loan becomes contractually current and performance is demonstrated to be resumed.

During 2004, the Company provided a $3.0 million mezzanine loan to help fund a redevelopment project of the retail complexes associated with seven public rest stops along the toll roads in and around Chicago, Illinois (the “Project”). As a result of economic conditions, including the current disruption in the credit markets, the owner has experienced difficulty in stabilizing and refinancing the Project. The owner is currently in default under the first mortgage loan, but has entered into a standstill agreement with the first mortgage lender, as well as with us. While the Company had been engaged in discussions with the owner and the first mortgage lender to restructure the debt and provide a portion of the additional capital required to stabilize the Project, these discussions did not result in a successful resolution. Accordingly, in December 2008, the Company recorded an impairment charge equal to 100% of its original mezzanine loan and the related accrued interest aggregating $4.4 million. Management believes that the balance of notes receivable are collectable as of December 31, 2008.

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

Income Taxes

The Company has made an election to be taxed, and believes it qualifies as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). To maintain REIT status for Federal income tax purposes, the Company is generally required to distribute at least 90% of its REIT taxable income to its stockholders as well as comply with certain other income, asset and organizational requirements as defined in the Code. Accordingly, the Company is generally not subject to federal corporate income tax to the extent that it distributes 100% of its REIT taxable income each year.

Although it may qualify for REIT status for Federal income tax purposes, the Company is subject to state income or franchise taxes in certain states in which some of its properties are located. In addition, taxable income from non-REIT activities managed through the Company’s taxable REIT subsidiaries (“TRS”) is fully subject to Federal, state and local income taxes.

TRS income taxes are accounted for under the liability method as required by SFAS No. 109, “Accounting for Income Taxes.” Under the liability method, deferred income taxes are recognized for the temporary differences between the financial reporting basis and the tax basis of the TRS assets and liabilities.

In accordance with FASB financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109” the Company believes that it has appropriate support for the income tax positions taken and, as such, does not have any uncertain tax positions that result in a material impact on the Company’s financial position or results of operation. The prior three years income tax returns are subject to review by the Internal Revenue Service. The Company’s policy relating to interest and penalties is to recognize them as a component of the provision for income taxes.

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

During May of 2008, the FASB issued a FASB Staff Position 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP 14-1”). FSP 14-1 requires the proceeds from the issuance of convertible debt be allocated between a debt component and an equity component. The debt component will be measured based on the fair value of similar debt without an equity conversion feature, and the equity component will be determined as the residual of the fair value of the debt deducted from the original proceeds received. The resulting discount on the debt component will be amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. FSP 14-1 is effective for fiscal years beginning after December 15, 2008, and is applied retrospectively to all periods presented. Early adoption of FSP 14-1 is not permitted. FSP 14-1 will change the accounting treatment of the Company’s $107.0 million 3.75% Convertible Notes Payable which were issued during December 2006 and January 2007. The Company estimates that the adoption of FSP 14-1 beginning in fiscal year 2009 will result in an increase in non-cash interest expense of approximately $2.0 million and will reduce annual diluted earnings per share by approximately $0.06 per share. Additionally, the Company estimates that the adoption of FSP 14-1 will decrease the Company’s December 31, 2008 debt balance by approximately $6.6 million, with a corresponding increase to shareholders’ equity. The Company estimates that the retrospective adjustment of the adoption of FSP 14-1 will increase non-cash interest expense by approximately $2.1 million and $2.0 million for the fiscal years ended 2008 and 2007, respectively, and reduce annual diluted earnings per share by approximately $0.06 per share for each year.

During December of 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” which, among other things, provides guidance and establishes amended accounting and reporting standards for a parent company’s noncontrolling or minority interest in a subsidiary. The adoption of SFAS No. 160, which is effective for fiscal years beginning on or after December 15, 2008, will result in an increase to the Company’s shareholders’ equity.

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

During March of 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133.” SFAS No. 161 amends SFAS No. 133 to provide additional information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. It requires enhanced disclosures about an entity’s derivatives and hedging activities. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The adoption of SFAS No. 161 is not expected to have an impact on the Company’s financial condition or results of operations.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Basis of Presentation and Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements, continued

During June of 2008, the FASB ratified EITF Issue 07-5 “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). Paragraph 11(a) of SFAS 133 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAF 133 paragraph 11(a) scope exception. EITF 07-5 is effective on January 1, 2009. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

Comprehensive income

The following table sets forth comprehensive income for the years ended December 31, 2008, 2007 and 2006:

	Years ended December 31,

(dollars in thousands)	2008	2007	2006

Net income	$27,548	$27,270	$39,013
Other comprehensive loss	(3,555)	(719)	(222)

Comprehensive income	$23,993	$26,551	$38,791

Other comprehensive income relates to the changes in the fair value of derivative instruments accounted for as cash flow hedges and the amortization, which is included in interest expense, of derivative instruments.

The following table sets forth the change in accumulated other comprehensive loss for the years ended December 31, 2008 and 2007:

Accumulated other comprehensive loss

	Years ended December 31,

(dollars in thousands)	2008	2007

Beginning balance	$(953)	$(234)
Unrealized loss on valuation of derivative instruments and amortization of derivative	(2,820)	(719)
Realized loss on settlement of derivative instruments	(735)	—

Ending balance	$(4,508)	$(953)

2. Acquisition and Disposition of Properties and Discontinued Operations

A. Acquisition and Disposition of Properties

Although Fund III has been the primary vehicle for the Company’s acquisitions since its formation in 2007, the Company has also made certain acquisitions through the Operating Partnership, primarily for the deferral of income taxes.

Acquisitions

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Acquisition and Disposition of Properties and Discontinued Operations, continued

On May 31, 2007, the Company purchased a property located on Atlantic Avenue in Brooklyn, New York for $5.0 million. The existing property has been demolished and construction is underway for an 110,000 square foot self-storage facility.

On June 13, 2007, the Company (approximately 25%), along with an unaffiliated partner (approximately 75%), acquired a leasehold interest in The Gallery at Fulton Street and adjacent parking garage located in downtown Brooklyn, New York for $115.0 million. The property has been demolished and redevelopment plans include the construction of a mixed-use project to be called CityPoint.

On October 31, 2007, the Company, in conjunction with an unaffiliated partner, P/A Associates, LLC (“Acadia P/A”) acquired a 530,000 square foot warehouse building in Canarsie, Brooklyn for approximately $21.0 million. The development plan for this property includes the demolition of a portion of the warehouse and the construction of a 323,000 square foot mixed-use project consisting of retail, office, cold-storage and self-storage.

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

On September 21, 2006, the Company purchased 2914 Third Avenue, a 41,305 square foot building located in the Bronx, New York for $18.5 million.

Dispositions

During 2008, 2007 and 2006, the Company disposed of the` following properties:

(dollars in thousands)
Property	Sales Price	Gain/(loss)	GLA

2008
Village Apartments	$23,300	$7,200	599,106
2007
Amherst Marketplace & Sheffield Crossing	26,000	7,500	192,479
Colony & GHT Apartments	15,500	(2,000)	625,545
2006
Bradford Towne Centre	16,000	5,600	257,123
Soundview Marketplace	24,000	7,900	183,815
Greenridge Plaza	10,600	4,753	191,767
Luzerne Street Center	3,600	2,521	58,035
Pittston Plaza	6,000	487	79,498

Total	$125,000	$33,961	2,187,368

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

The combined assets and liabilities as of December 31, 2007 and results of operations of the properties classified as discontinued operations for the years ended December 31, 2008, 2007 and 2006 are summarized as follows:

December 31,
(dollars in thousands)	2007

ASSETS
Net real estate	$15,394
Prepaid Expenses	132
Other assets	69

Total assets of discontinued operations	$15,595

LIABILITIES
Accounts payable and accrued expenses	84
Other liabilities	145

Total liabilities of discontinued operations	$229

	Years ended December 31,

(dollars in thousands)	2008	2007	2006

Statement of Operations
Total revenues	$1,333	$10,018	$18,927
Total expenses	715	8,717	15,279

Operating Income	618	1,301	3,648
Gain on sale of properties	7,182	5,271	20,974
Minority interest	(152)	(130)	(477)

Income from discontinued operations	$7,648	$6,442	$24,145

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Segment Reporting

The Company has four reportable segments: Core Portfolio, Opportunity Funds, Storage Portfolio, and Other. During 2008, the Company acquired a portfolio of self storage properties and later determined that it constitutes, as of year end, a new reportable segment. “Other” primarily consists of management fees, interest income, preferred equity investment and notes receivable. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates property performance primarily based on net operating income before depreciation, amortization and certain nonrecurring items. Investments in the Core Portfolio are typically held long-term. Given the contemplated finite life of the Opportunity Funds, these investments are typically held for shorter terms. Fees earned by the Company as general partner/member of the Opportunity Funds are eliminated in the Company’s consolidated financial statements. The following table sets forth certain segment information for the Company, reclassified for discontinued operations, as of and for the years ended December 31, 2008, 2007, and 2006 (does not include unconsolidated affiliates):

		2008

(dollars in thousands)	Core Portfolio	Opportunity Funds	Storage Portfolio	Other	Elimination		Total

Revenues	$65,782	$50,738	$5,615	$41,839		$(23,235)	$140,739
Property operating expenses and real estate taxes	21,187	9,240	6,669	—		—	37,096
Impairment of notes receivable	—	—	—	4,392		—	4,392
Other expenses	26,007	16,502	68	—		(18,032)	24,545

Net income (loss) before depreciation and amortization	$18,588	$24,996	$(1,122)	$37,447		$(5,203)	$74,706

Depreciation and amortization	$20,402	$11,560	$3,002	$—		$—	$34,964

Interest expense	$17,694	$5,550	$3,650	$—		$(4)	$26,890

Real estate at cost	$494,524	$433,298	$186,529	$—		$(7,478)	$1,106,873

Total assets	$571,698	$483,539	$194,992	$125,587		$(84,260)	$1,291,556

Expenditures for real estate and improvements	$18,424	$90,588	$135,391	$—	$		$244,403

Reconciliation to net income
Net property income before depreciation and amortization							$74,706
Depreciation and amortization							(34,964)
Equity in earnings of unconsolidated
partnerships							19,906
Interest expense							(26,890)
Gain on sale of land							763
Gain on debt extinguishment							1,958
Income tax provision							(3,362)
Minority interest							(12,217)
Income from discontinued operations							7,648

Net income							$27,548

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Segment Reporting, continued

		2007

(dollars in thousands)	Core Portfolio	Opportunity Funds	Storage Portfolio	Other	Elimination	Total

Revenues	$62,819	$20,381	$291	$34,899	$(20,368)	$98,022
Property operating expenses and real estate taxes	18,761	4,033	756	—	—	23,550
Other expenses	25,217	13,312	—	—	(15,471)	23,058

Net income before depreciation and amortization	$18,841	$3,036	$(465)	$34,899	$(4,897)	$51,414

Depreciation and amortization	$17,511	$9,070	$311	$—	$—	$26,892

Interest expense	$17,439	$5,493	$359	$—	$(516)	$22,775

Real estate at cost	$483,768	$346,546	$6,908	$—	$(3,528)	$833,694

Total assets	$574,216	$407,830	$7,173	$57,662	$(47,869)	$999,012

Expenditures for real estate and improvements	$58,575	$151,652	$—	$—	$—	$210,227

Reconciliation to net income
Net property income before depreciation and amortization						$51,414
Depreciation and amortization						(26,892)
Equity in earnings of unconsolidated						6,619
partnerships
Interest expense						(22,775)
Income tax provision						(297)
Minority interest						9,082
Income from discontinued operations						6,442
Extraordinary item						3,677

Net income						$27,270

		2006

(dollars in thousands)	Core Portfolio	Opportunity Funds	Storage Portfolio	Other	Elimination	Total

Revenues	$58,990	$19,291	$—	$22,638	$(8,687)	$92,232
Property operating expenses and real estate taxes	16,939	4,089	—	—	—	21,028
Other expenses	19,596	6,662	—	—	(6,476)	19,782

Net income before depreciation and amortization	$22,455	$8,540	$—	$22,638	$(2,211)	$51,422

Depreciation and amortization	$15,212	$9,517	$—	$—	$—	$24,729

Interest expense	$14,161	$6,298	$—	$—	$(325)	$20,134

Real estate at cost	$418,909	$211,333	$—	$—	$(340)	$629,902

Total assets	$596,363	$259,755	$—	$36,038	$(40,464)	$851,692

Expenditures for real estate and improvements	$62,917	$24,092	$—	$—	$—	$87,009

Reconciliation to net income
Net property income before depreciation and amortization						$51,422
Depreciation and amortization						(24,729)
Equity in earnings of unconsolidated partnerships						2,559
Interest expense						(20,134)
Income tax provision						508
Minority interest						5,242
Income from discontinued operations						24,145
Extraordinary item						—

Net income						$39,013

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Investments In and Advances to Unconsolidated Partnerships

Retailer Controlled Property Venture (“RCP Venture”)

During January of 2004, the Company commenced the RCP Venture with Klaff Realty, LP (“Klaff”) and Lubert-Adler Management, Inc., through a limited liability company (“KLA”), for the purpose of making investments in surplus or underutilized properties owned by retailers. As of December 31, 2008, the Company has invested $59.1 million through the RCP Venture on a non-recourse basis. The expected size of the RCP Venture is approximately $300 million, of which the Company’s share is $60 million. Cash flow from any investment in which the RCP Venture participants elect to invest, is to be distributed to the participants until they have received a 10% cumulative return and a full return of all contributions. Thereafter, remaining cash flow is to be distributed 20% to Klaff and 80% to the partners (including Klaff).

Mervyns Department Stores

During September of 2004, the RCP Venture invested in a consortium to acquire the Mervyns Department Store chain (“Mervyns”) consisting of 262 stores (“REALCO”) and its retail operation (“OPCO”) from Target Corporation. The gross acquisition price of $1.2 billion was financed with $800 million of debt and $400 million of equity. The Company contributed $23.2 million of equity and received an approximate 5.2% interest in REALCO and an approximate 2.5% interest in OPCO. To date, REALCO has disposed of a significant portion of the portfolio. In addition, in November 2007, the Company sold its interest in OPCO and, as a result, has no further investment in OPCO. As of December 31, 2008, a majority of the REALCO properties were occupied by tenants other than Mervyns. For the years ended December 31, 2008 and 2007, the Company made additional investments of $0.7 million and $2.2 million, respectively, in Mervyns.

Through December 31, 2008, the Company made add-on investments in Mervyns totaling $3.1 million. The Company accounts for these add-on investments using the cost method due to the minor ownership interest and the inability to exert influence over KLA’s operating and financial policies.

The table below summarizes the Company’s invested capital and distributions received from its Mervyns investment.

Albertson’s

During June of 2006, the RCP Venture made its second investment as part of an investment consortium, acquiring Albertson’s and Cub Foods, of which the Company’s share was $20.7 million. During February of 2007, the Company received a cash distribution of $44.4 million from this investment, which was sourced from the disposition of certain operating stores and a refinancing of the remaining assets held by Albertson’s. The Company recognized distributions in excess of its invested capital in income, including $30.2 million characterized as extraordinary consistent with the accounting treatment by Albertson’s. The Company received additional distributions from this investment of $8.8 million and $10.6 million in the years ended December 31, 2007 and 2008.

During 2007, the Company made add-on investments in Albertson’s totaling $2.8 million and received distributions totaling $0.8 million. The Company accounts for these add-on investments using the cost method due to the minor ownership interest and the inability to exert influence over KLA’s operating and financial policies.

The table below summarizes the Company’s invested capital and distributions received from its Albertson’s investment.

Other Investments

During 2006, the Company made investments of $1.1 million in Shopko, a regional multi-department retailer that, at the time of acquisition, had 358 stores located throughout the Midwest, Mountain and Pacific Northwest, and $0.7 million in Marsh, a regional supermarket chain, that at the time of acquisition, operated 271 stores in central Indiana, Illinois and western Ohio, through the RCP Venture. During 2007, the Company received a $1.1 million cash distribution from the Shopko investment representing 100% of its invested capital. The Company made investments of $ 2.0 million in additional add-on investments in Marsh during the year ended December 31, 2008. In addition, in July 2008, the Company received distributions of $1.0 million from Marsh.

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Investments In and Advances to Unconsolidated Partnerships, continued

The following table summarizes the Company’s RCP Venture investments from inception through December 31, 2008:

(dollars in thousands)					Operating Partnership Share

			Invested		Invested
			Capital		Capital
		Year	and		and
Investor	Investment	Acquired	Advances	Distributions	Advances	Distributions

Mervyns I and Mervyns II	Mervyns	2004	$26,061	$45,966	$4,901	$11,251
Mervyns I and Mervyns II	Mervyns add-on investments	2005/2008	3,086	1,342	283	283
Mervyns II	Albertson’s	2006	20,717	63,833	4,239	11,847
Mervyns II	Albertson’s add-on investments	2006/2007	2,765	827	386	93
Fund II	Shopko	2006	1,100	1,100	220	220
Fund II	Marsh	2006	667	—	133	—
Fund II	Marsh add-on investments	2008	2,000	1,010	400	202
Mervyns II	Rex Stores	2007	2,701	—	535	—

Total			$59,097	$114,078	$11,097	$23,896

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

Fund II Investments

Fund II’s approximately 25% investment in CityPoint is accounted for using the equity method. The Company has determined that CityPoint is a variable interest entity, and the Company is not the primary beneficiary. The Company’s maximum exposure is its current investment balance of $33.4 million.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Investments In and Advances to Unconsolidated Partnerships, continued

The following tables summarize the Company’s investment in unconsolidated subsidiaries as of December 31, 2008, December 31, 2007 and December 31, 2006.

	December 31, 2008

	RCP		Brandywine		Other
(dollars in thousands)	Venture	CityPoint	Portfolio	Crossroads	Investments	Total

Balance Sheets
Assets
Rental property, net	$—	$159,922	$129,679	$5,143	$11,481	$306,225
Investment in unconsolidated affiliates	295,168	—	—	—	—	295,168
Other assets	—	3,983	8,769	5,283	2,770	20,805

Total assets	$295,168	$163,905	$138,448	$10,426	$14,251	$622,198

Liabilities and partners’ equity Mortgage note payable	$—	$34,000	$166,200	$63,176	$5,173	$268,549
Other liabilities	—	2,307	7,895	2,072	1,083	13,357
Partners equity (deficit)	295,168	127,598	(35,647)	(54,822)	7,995	340,292

Total liabilities and partners’ equity	$295,168	$163,905	$138,448	$10,426	$14,251	$622,198

Company’s investment in and advances to unconsolidated affiliates	$18,066	$33,445	$—	$—	$3,467	$54,978

Share of distributions in excess of share of income and investment in unconsolidated affiliates	$—	$—	$(8,236)	$(12,397)	$—	$(20,633)

	December 31, 2007

	RCP		Brandywine		Other
(dollars in thousands)	Venture	CityPoint	Portfolio	Crossroads	Investments	Total

Balance Sheets
Assets
Rental property, net	$—	$145,775	$136,942	$5,552	$38,137	$326,406
Investment in unconsolidated affiliates	195,672	—	—	—	—	195,672
Other assets	—	3,046	10,631	4,372	6,650	24,699

Total assets	$195,672	$148,821	$147,573	$9,924	$44,787	$546,777

Liabilities and partners’ equity Mortgage note payable	$—	$34,000	$166,200	$64,000	$33,084	$297,284
Other liabilities	—	2,213	9,629	1,112	2,307	15,261
Partners equity (deficit)	195,672	112,608	(28,256)	(55,188)	9,396	234,232

Total liabilities and partners’ equity	$195,672	$148,821	$147,573	$9,924	$44,787	$546,777

Company’s investment in and advances to unconsolidated affiliates	$9,813	$28,890	$—	$—	$5,951	$44,654

Share of distributions in excess of share of income and investment in unconsolidated affiliates	$—	$—	$(7,822)	$(12,185)	$—	$(20,007)

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Investments In and Advances to Unconsolidated Partnerships, continued

	Year ended December 31, 2008

	RCP	Brandywine		Other
(dollars in thousands)	Venture	Portfolio	Crossroads	Investments	Total

Statements of Operations
Total revenue	$—	$19,782	$7,894	$2,781	$30,457
Operating and other expenses	—	6,535	3,116	1,909	11,560
Interest expense	—	10,130	3,461	542	14,133
Equity in earnings of unconsolidated affiliates	177,775	—	—	—	177,775
Depreciation and amortization	—	3,799	650	884	5,333
Gain on sale of property, net	—	—	—	6,838	6,838

Net income (loss)	$177,775	$(682)	$667	$6,284	$184,044

Company’s share of net income (loss)	$16,784	$(151)	$326	$3,338	$20,297
Amortization of excess investment	—	—	(391)	—	(391)

Company’s share of net income (loss)	$16,784	$(151)	$(65)	$3,338	$19,906

	Year ended December 31, 2007

	RCP	Brandywine		Other
(dollars in thousands)	Venture	Portfolio	Crossroads	Investments	Total

Statements of Operations
Total revenue	$—	$20,252	$8,518	$5,862	$34,632
Operating and other expenses	—	5,620	3,095	1,396	10,111
Interest expense	—	10,102	3,485	2,333	15,920
Equity in earnings of unconsolidated affiliates	46,416	—	—	—	46,416
Equity in earning of unconsolidated affiliates extraordinary gain	151,000	—	—	—	151,000
Depreciation and amortization	—	3,269	475	4,439	8,183

Net income (loss)	$197,416	$1,261	$1,463	$(2,306)	$197,834

Company’s share of net income	$3,312	$232	$717	$2,750	$7,011
Amortization of excess investment	—	—	392	—	392

Company’s share of net income before extraordinary gain	$3,312	$232	$325	$2,750	$6,619

Company’s share of extraordinary gain	$30,200	$—	$—	$—	$30,200

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Investments In and Advances to Unconsolidated Partnerships, continued

	Year ended December 31, 2006

(dollars in thousands)	RCP Venture	Brandywine Portfolio	Crossroads	Other Investments	Total

Statements of Operations
Total revenue	$—	$18,324	$9,208	$3,707	$31,239
Operating and other expenses	—	4,800	3,121	2,295	10,216
Interest expense	—	12,066	3,485	1,448	16,999
Equity in (losses) of unconsolidated affiliates	(4,554)	—	—	—	(4,554)
Depreciation and amortization	—	2,947	580	1,416	4,943

Net (loss) income	$(4,554)	$(1,489)	$2,022	$(1,452)	$(5,473)

Company’s share of net income	$2,212	$(31)	$991	$(221)	$2,951
Amortization of excess investment	—	—	392	—	392

Company’s share of net income (loss)	$2,212	$(31)	$599	$(221)	$2,559

5. Notes Receivable and Preferred Equity Investment

At December 31, 2008, the Company’s preferred equity investment and notes receivable aggregated $125.6 million, and were collateralized by the underlying properties, the borrower’s ownership interest in the entities that own the properties and/or by the borrower’s personal guarantee. Interest rates on the Company’s preferred equity investment and notes receivable ranged from 3.41% to in excess of 20% with maturities that range from demand notes to January 2017. Notes receivable and preferred equity investments are as follows:

Description	Effective interest Rate	Final maturity date	Periodic payment terms	Prior liens	Face amount of mortgages	Carrying amount of mortgages

(dollars in thousands)
Borrower
Mezzanine Loans:
Hitchcock Plaza	15.00%	(1)	(1)	$16,400	$5,648	$4,286
72nd Street	20.85%	7/18/2011	(2)	185,000	47,000	35,941
Georgetown A	10.25%	11/12/2010	(4)	8,576	8,000	8,000
Georgetown B	13.50%	6/27/2010	(3)	114,150	40,000	40,000
Individually less than 3%	3.41% - 21.46%	Demand note – 1/1/2017			14,066	11,917

Total Mezzanine Loans					114,714	100,144
First Mortgages:
East Shore Rd.	10.00%	Demand note	(4)	—	6,150	6,150
Fairchild	12.75%	9/11/2010	(4)	—	10,000	10,000
Levitz	11.60%	7/17/2009	(4)	—	7,134	6,463
Individually less than 3%	9.50%	4/15/2009			5,438	2,830

Total First Mortgages					28,722	25,443

Total					$143,436	$125,587

Notes:

(1) Principal and interest due upon capital event.

(2) Principal and interest, including a $7.5 million exit fee, are due upon maturity.

(3) Payable upon maturity.

(4) Interest only payable monthly, principal due on maturity.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Notes Receivable and Preferred Equity Investment, continued

During June 2008, the Company made a $40.0 million preferred equity investment in an entity that owns a portfolio of 18 properties located primarily in Georgetown, Washington D.C. The portfolio consists of 306,000 square feet of principally retail space. The term of this investment is for two years, with two one-year extensions, and provides a 13% preferred return.

During July 2008, the Company made a $34.0 million mezzanine loan, which is collateralized by a mixed-use retail and residential development at 72nd Street and Broadway on the Upper West Side of Manhattan. Upon completion, this project is expected to include approximately 50,000 square feet of retail on three levels and 196 luxury residential rental apartments. The term of the loan is for a period of three years, with a one year extension, and is expected to yield in excess of 20%.

During September 2008, the Company, through Fund III, made a $10 million first mortgage loan, which is collateralized by land located on Long Island, New York. The term of the loan is for a period of two years, and provides an effective annual return of approximately 13%.

The following table reconciles notes receivable and preferred equity investments from January 1, 2006 to December 31, 2008:

	For the years ended December 31,

(dollars in thousands)	2008	2007	2006

Balance at beginning of period	$57,662	$36,038	$34,733
Additions during period:
New mortgage loans	88,480	32,548	44,013
Deductions during period:
Collections of principal	(19,923)	(11,071)	(39,948)
Amortization of premium	2,368	147	149
Other	(3,000)	—	(2,909)

Balance at close of period	$125,587	$57,662	$36,038

6. Deferred Charges

Deferred charges consist of the following as of December 31, 2008 and 2007:

	December 31,

(dollars in thousands)	2008	2007

Deferred financing costs	$23,044	$18,756
Deferred leasing and other costs	22,117	20,399

	45,161	39,155
Accumulated amortization	(23,089)	(17,330)

	$22,072	$21,825

7. Acquired Lease Intangibles

Upon acquisitions of real estate, the Company assesses the fair value of acquired assets (including land, buildings and improvements, and identified intangibles such as above and below market leases, acquired in-place leases and customer relationships) and acquired liabilities in accordance with SFAS No. 141. The intangibles are amortized over the remaining non-cancelable terms of the respective leases.

The scheduled amortization of acquired lease intangible assets as of December 31, 2008 is as follows:

(dollars in thousands)
2009	$7,758
2010	1,961
2011	1,436
2012	956
2013	802
Thereafter	6,563

$19,476

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Acquired Lease Intangibles, continued

The scheduled amortization of acquired lease intangible liabilities as of December 31, 2008 is as follows:

(dollars in thousands)
2009	$1,060
2010	1,036
2011	1,039
2012	993
2013	657
Thereafter	1,721

$6,506

8. Mortgage Loans

At December 31, 2008 and 2007, mortgage notes payable, excluding the net valuation premium on the assumption of debt, aggregated $654.7 million and $402.0 million, respectively, and were collateralized by 57 and 49 properties and related tenant leases, respectively. Interest rates on the Company’s outstanding mortgage indebtedness ranged from 1.4% to 7.18% with maturities that ranged from January 2009 to November 2032. Certain loans are cross-collateralized and cross-defaulted. The loan agreements contain customary representations, covenants and events of default. Certain loan agreements require the Company to comply with certain affirmative and negative covenants, including the maintenance of certain debt service coverage and leverage ratios.

The following reflects mortgage loan activity for the year ended December 31, 2008:

During the year ended December 31, 2008, the Company borrowed $73.2 million on four existing construction loans.

During February 2008, in conjunction with the purchase of a portfolio of self-storage properties, the Company assumed a loan of $34.9 million, which bears interest at a fixed rate of 5.9% and matures on June 11, 2009, and a loan of $5.0 million, which bears interest at a fixed rate of 5.4% and matures on December 1, 2009.

During March 2008, the Company closed on a $41.5 million mortgage loan secured by five properties, which bears interest at a fixed rate of 5.3% and matures on March 16, 2011.

During July 2008, the Company paid off $3.7 million of mortgage debt, which was secured by a property.

During September 2008, the Company extended a $19.0 million loan to a new maturity date of January 15, 2009 and converted the interest rate from a fixed rate of 5.83% to a variable rate of LIBOR plus 185 basis points.

During October 2008, the Company paid off a $2.7 million loan.

The following table sets forth certain information pertaining to the Company’s secured credit facilities:

(dollars in thousands) Borrower	Total available credit facilities	Amount borrowed as of December 31, 2007	2008 net borrowings (repayments) during the year ended December 31, 2008	Amount borrowed as of December 31, 2008	Letters of credit outstanding as of December 31, 2008	Amount available under credit facilities as of December 31, 2008

Acadia Realty, LP	$72,250	$—	$48,900	$48,900	$11,405	$11,945
Acadia Realty, LP	30,000	—	—	—	—	30,000
Fund II	70,000	34,500	181	34,681	11,073	24,246
Fund III	125,000	—	62,250	62,250	3,500	59,250

Total	$297,250	$34,500	$111,331	$145,831	$25,978	$125,441

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Mortgage Loans, continued

The following table summarizes our mortgage indebtedness as of December 31, 2008 and December 31, 2007:

(dollars in millions)	December 31, 2008	December 31, 2007	Interest Rate at December 31, 2008	Maturity	Properties Encumbered	Payment Terms

Mortgage notes payable – variable-rate
Bank of America, N.A.	$9,624	$9,781	1.84% (LIBOR +1.40%)	6/29/2012	(1)	(32)
RBS Greenwich Capital	30,000	30,000	1.84% (LIBOR +1.40%)	4/1/2009	(2)	(33)
PNC Bank, National Association	11,423	9,990	2.09% (LIBOR +1.65%)	5/18/2009	(4)	(43)
Bank One, N.A.	—	2,818	2.43% (LIBOR +2.00%)	10/5/2008	(5)	(32)
Bank of America, N.A.	15,526	15,773	1.74% (LIBOR +1.30%)	12/1/2011	(7)	(32)
Anglo Irish Bank Corporation	9,800	9,800	2.09% (LIBOR +1.65%)	10/30/2010	(11)	(33)
Eurohypo AG	80,443	37,263	2.19% (LIBOR +1.75%)	10/4/2009	(6)	(43)
Bank of China	19,000	—	2.29% (LIBOR +1.85%)	1/15/2009	(23)	(33)

Sub-total mortgage notes payable	175,816	115,425

Secured credit facilities:
Bank of America, N.A.	48,900	—	1.69% (LIBOR +1.25%)	12/1/2010	(8)	(34)
Washington Mutual Bank, F.A.	—	—	1.69% (LIBOR + 1.25%)	3/29/2010	(31)	(33)
Bank of America, N.A./ Bank of New York	34,681	34,500	1.44% (LIBOR +1.00%)	3/1/2009	(9)	(33)
Bank of America, N.A	62,250	—	2.76% (Commercial Paper +0.45%)	10/9/2011	(10)	(33)

Sub-total secured credit facilities	145,831	34,500

Interest rate swaps (44)	(73,415)	(34,284)

Total variable-rate debt	248,232	115,641

Mortgage notes payable – fixed-rate
RBS Greenwich Capital	14,554	14,752	5.64%	9/6/2014	(14)	(32)
RBS Greenwich Capital	17,600	17,600	4.98%	9/6/2015	(15)	(35)
RBS Greenwich Capital	12,485	12,500	5.12%	11/6/2015	(16)	(36)
Bear Stearns Commercial	34,600	34,600	5.53%	1/1/2016	(17)	(37)
Bear Stearns Commercial	20,500	20,500	5.44%	3/1/2016	(18)	(33)
LaSalle Bank, N.A.	—	3,727	8.50%	7/11/2008	(19)	(32)
J.P. Morgan Chase	8,322	8,451	6.40%	11/1/2032	(20)	(32)
Column Financial, Inc.	9,663	9,834	5.45%	6/11/2013	(21)	(32)
Merrill Lynch Mortgage Lending, Inc.	23,500	23,500	6.06%	10/1/2016	(22)	(38)
Bank of China	—	19,000	5.83%	3/1/2008	(23)	(33)
Cortlandt Deposit Corp	2,475	4,950	6.62%	2/1/2009	(24)	(42)
Cortlandt Deposit Corp	2,318	4,893	6.51%	1/15/2009	(25)	(42)
Bank of America N.A.	25,500	25,500	5.80%	10/1/2017	(3)	(33)
Bear Stearns Commercial	26,250	26,250	5.88%	8/1/2017	(12)	(39)
Wachovia	26,000	26,000	5.42%	2/11/2017	(13)	(33)
Bear Stearns Commercial	25,284	—	7.18%	1/1/2020	(29)	(43)
GEMSA Loan Services, L.P.	4,944	—	5.37%	12/1/2009	(26)	(32)
Wachovia	34,322	—	5.86%	6/11/2009	(27)	(32)
GEMSA Loan Services, L.P.	41,500	—	5.30%	3/16/2011	(28)	(33)
Bear Stearns Commercial	3,265	—	7.14%	1/1/2020	(30)	(41)
Interest rate swaps (44)	73,415	34,284	5.35%	(46)

Total fixed-rate debt	406,497	286,341

Total fixed and variable debt	654,729	401,982

Valuation of debt at date of acquisition, net of amortization (45)	139	921

Total	$654,868	$402,903

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Mortgage Loans, continued

Notes:
(1)	Village Commons Shopping Center
(2)	161st Street
(3)	216th Street
(4)	Liberty Avenue
(5)	Granville Center
(6)	Fordham Place
(7)	Branch Shopping Center
(8)	Line of credit secured by the following properties:
Marketplace of Absecon
Bloomfield Town Square
Hobson West Plaza
Town Line Plaza
Methuen Shopping Center
Abington Towne Center
(9)	Acadia Strategic Opportunity Fund II, LLC line of credit secured by unfunded investor capital commitments
(10)	Acadia Strategic Opportunity Fund III, LLC line of credit secured by unfunded investor capital commitments
(11)	Tarrytown Center
(12)	Merrillville Plaza
(13)	239 Greenwich Avenue
(14)	New Loudon Center
(15)	Crescent Plaza
(16)	Pacesetter Park Shopping Center
(17)	Elmwood Park Shopping Center
(18)	Gateway Shopping Center
(19)	Clark Diversey
(20)	Boonton Shopping Center
(21)	Chestnut Hill
(22)	Walnut Hill
(23)	Sherman Avenue
(24)	Kroger Portfolio
(25)	Safeway Portfolio
(26)	Acadia Suffern
(27)	Acadia Storage Company, LLC
(28)	Acadia Storage Post Portfolio CO, LLC
(29)	Pelham Manor
(30)	Atlantic Avenue
(31)	Line of credit secured by Ledgewood Mall
(32)	Monthly principal and interest.
(33)	Interest only monthly.
(34)	Annual principal and monthly interest.
(35)	Interest only monthly until 9/10; monthly principal and interest thereafter.
(36)	Interest only monthly until 12/08; monthly principal and interest thereafter.
(37)	Interest only monthly until 1/10; monthly principal and interest thereafter.
(38)	Interest only monthly until 10/11; monthly principal and interest thereafter.
(39)	Interest only monthly until 7/12 monthly principal and interest thereafter.
(40)	Interest only monthly until 11/12 monthly principal and interest thereafter.
(41)	Interest only monthly until 12/1/14 monthly principal and interest thereafter
(42)	Annual principal and semi-annual interest payments.
(43)	Interest only upon draw down on construction loan.
(44)	Maturing between 1/1/10 and 11/30/2012.
(45)

In connection with the assumption of debt in accordance with the requirements so SFAS no. 141, the Company has recorded valuation premium that is being amortized to interest expense over the remaining terms of the underlying mortgage loans.

(46)	Represents the amount of the Company’s variable-rate debt that has been fixed through certain cash flow hedge transactions (Note 20).

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Convertible Notes Payable

In December 2006 and January 2007, the Company issued a total of $115.0 million in principal of convertible notes with a fixed interest rate of 3.75% due 2026 (the “Convertible Notes”). The Convertible Notes were issued at par and require interest payments semi-annually in arrears on June 15th and December 15th of each year. The Convertible Notes are unsecured unsubordinated obligations and rank equally with all other unsecured and unsubordinated indebtedness. The Convertible Notes had an initial conversion price of $30.86 per share. Upon conversion of the Convertible Notes, the Company will deliver cash and, in some circumstances, Common Shares, as specified in the indenture relating to the Convertible Notes. The Convertible Notes may only be converted prior to maturity: (i) during any calendar quarter beginning after December 31, 2006 (and only during such calendar quarter), if, and only if, the closing sale price of the Company’s Common Shares for at least 20 trading days (whether consecutive or not) in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than 130% of the conversion price per common share in effect on the applicable trading day; or (ii) during the five consecutive trading-day period following any five consecutive trading-day period in which the trading price of the notes was less than 98% of the product of the closing sale price of the Company’s Common Shares multiplied by the applicable conversion rate; or (iii) if those notes have been called for redemption, at any time prior to the close of business on the second business day prior to the redemption date; or (iv) if the Company’s Common Shares are not listed on a United States national or regional securities exchange for 30 consecutive trading days. Prior to December 20, 2011, the Company will not have the right to redeem Convertible Notes, except to preserve its status as a REIT. After December 20, 2011, the Company will have the right to redeem the notes, in whole or in part, at any time and from time to time, for cash equal to 100% of the principal amount of the notes plus any accrued and unpaid interest to, but not including, the redemption date. The Holders of notes may require the Company to repurchase their notes, in whole or in part, on December 20, 2011, December 15, 2016, and December 15, 2021 for cash equal to 100% of the principal amount of the notes to be repurchased plus any accrued and unpaid interest to, but not including, the repurchase date.

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

During the fourth quarter of 2008, the Company purchased $8.0 million in principal amount of the outstanding $115.0 million in principal amount of its convertible debt at a discount of approximately 24%. The transaction resulted in a $2.0 million gain. The outstanding balance as of December 31, 2008 was $107.0 million. Subsequent to December 31, 2008, the Company purchased an additional $13.5 million in principal amount of the outstanding convertible debt, also at a discount of approximately 24%.

The scheduled principal repayments of all indebtedness as of December 31, 2008 are as follows:

(dollars in thousands)
2009	$220,724
2010	60,323
2011	227,494
2012	11,122
2013	10,931
Thereafter	231,135

	$761,729	(1)

Note:

(1)	Does not include $139 net valuation premium on assumption of debt.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Fair Value Measurements

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

SFAS No. 157’s valuation techniques are based on observable or unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs have created the following fair value hierarchy:

•	Level 1 - Quoted prices for identical instruments in active markets
•

Level 2 - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant value drivers are observable

•	Level 3 - Valuations derived from valuation techniques in which significant value drivers are unobservable

The following describes the valuation methodologies the Company uses to measure financial assets and liabilities at fair value:

Derivative Instruments — The Company’s derivative financial liabilities primarily represent interest rate swaps and a cap and are valued using Level 2 inputs. The fair value of these instruments is based upon the estimated amounts the Company would to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the reporting date and is determined using interest rate market pricing models. With the adoption of SFAS No. 157, the Company has amended the techniques used in measuring the fair value of its derivative positions. This amendment includes the impact of credit valuation adjustments on derivatives measured at fair value. The implementation of this amendment did not have a material impact on the Company’s consolidated financial position or results of operations.

The following table presents the Company’s liabilities measured at fair value based on level of inputs at December 31, 2008:

(dollars in thousands)	Level 1	Level 2	Level 3

Liabilities
Derivatives	$—	$4,962	$—

Total liabilities measured at fair value	$—	$4,962	$—

11. Shareholders’ Equity and Minority Interests

Common Shares

During the first quarter of 2008, 83,042 employee Restricted Shares were cancelled to pay the employees’ income taxes due on the value of the portion of the Restricted Shares that vested. During the year ended December 31, 2008, the Company recognized accrued Common Share and Common OP Unit-based compensation totaling $3.4 million in connection with the vesting of Restricted Shares and Units (Note 15).

Minority Interests

The following table summarizes the change in the minority interests since December 31, 2007:

		Minority
	Minority	Interest in
	Interest in	partially-
	Operating	owned
	Partnership	Affiliates

(dollars in thousands)
Balance at December 31, 2007	$4,595	$166,516
Distributions declared of $1.39 per Common OP Unit	(1,192)	—
Net income for the period January 1 through December 31, 2008	471	11,898
Distributions paid	—	(15,347)
Other comprehensive income – unrealized loss on valuation of swap agreements	(70)	(242)
Minority Interest contributions	—	46,014
Employee Long-term Incentive Plan Unit Awards	1,863	—

Balance at December 31, 2008	$5,667	$208,839

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Shareholders’ Equity and Minority Interests, continued

Minority interest in the Operating Partnership represents (i) the limited partners’ 642,272 Common OP Units at both December 31, 2008 and 2007, (ii) 188 Series A Preferred OP Units at both December 31, 2008 and 2007, with a stated value of $1,000 per unit, which are entitled to a preferred quarterly distribution of the greater of (a) $22.50 (9% annually) per Series A Preferred OP Unit or (b) the quarterly distribution attributable to a Series A Preferred OP Unit if such unit were converted into a Common OP Unit, and (iii)186,951 and 21,536 LTIP units as of December 31, 2008 and December 31, 2007 respectively, as discussed in Share Incentive Plan (Note 15).

Minority interests in partially-owned affiliates include third-party interests in Fund I, II and III, and Mervyns I and II and three other entities.

The following table summarizes the minority interest contributions and distributions in 2008:

	Contributions	Distributions
(dollars in thousands)
Partially-owned affiliates	$—	$144
Fund I	—	5,439
Fund II	8,305	1,740
Mervyns II	—	8,000
Fund III	37,709	24

	$46,014	$15,347

In 2004 and 2005, the Company issued 4,000 Series B Preferred OP Units and 250,000 Restricted Common OP Units, respectively, to Klaff in consideration for interest in certain management contract rights. The Preferred OP Units were convertible into Common OP Units based on the stated value of $1,000 divided by $12.82 at any time. The Restricted Common OP Units are convertible into the Company’s Common Shares on a one-for-one basis after a five-year lock-up period. During 2007, Klaff converted all 4,000 Series B Preferred Units into 312,013 Common OP Units and ultimately into Common Shares.

The Series A Preferred OP Units were issued on November 16, 1999 in connection with the acquisition of the Pacesetter Park Shopping Center. Through December 31, 2008, 696 Series A Preferred OP Units were converted into 92,800 Common OP Units and then into Common Shares. The 188 remaining Series A Preferred OP Units are currently convertible into Common OP Units based on the stated value divided by $7.50. Either the Company or the holders can currently call for the conversion of the Series A Preferred OP Units at the lesser of $7.50 or the market price of the Common Shares as of the conversion date.

12. Related Party Transactions

During 2007, Klaff converted 4,000 Series B Preferred OP units into 312,013 Common Shares (Note 11).

During 2005, the Operating Partnership issued $4.0 million of Restricted Common OP Units to Klaff (Note 11).

During March 2005, the Company completed $20.0 million Preferred Equity Investment with Levitz SL, of which Klaff is the managing member. In June 2006, the Company converted its Preferred Equity Investment with Levitz SL, into a mortgage loan.

The Company earns asset management, leasing, disposition, development and construction fees for providing services to an existing portfolio of retail properties and/or leasehold interests in which Klaff has an interest. Fees earned by the Company in connection with this portfolio were $1.1 million, $2.1 million and $3.5 million for the years ended December 31, 2008, 2007 and 2006 respectively.

The Company earns fees from two of its investments in unconsolidated partnerships (Note 4). The Company earned property management, construction, legal and leasing fees from the Brandywine Portfolio totaling $0.9 million, $1.7 million and $1.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. In addition, the Company earned property management and development fees from CityPoint totaling $1.0 million, $0.2 million and $0.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Lee Wielansky, the Lead Trustee of the Company, was paid a consulting fee of $0.1 million for each of the years ended December 31, 2008, 2007, and 2006.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Tenant Leases

Space in the shopping centers and other retail properties is leased to various tenants under operating leases that usually grant tenants renewal options and generally provide for additional rents based on certain operating expenses as well as tenants’ sales volume.

Minimum future rentals to be received under non-cancelable leases for shopping centers and other retail properties as of December 31, 2008 are summarized as follows:

(dollars in thousands)
2009	$85,935
2010	77,642
2011	65,501
2012	57,400
2013	51,383
Thereafter	300,292

$638,153

Minimum future rentals above include a total of $10.8 million for three tenants, totaling three leases, which have filed for bankruptcy protection. The three tenant’s leases have not been rejected nor affirmed. During the years ended December 31, 2008, 2007and 2006, no single tenant collectively accounted for more than 10% of the Company’s total revenues.

14. Lease Obligations

The Company leases land at seven of its shopping centers, which are accounted for as operating leases and generally provide the Company with renewal options. Ground rent expense was $2.7 million, $4.1 million, and $4.5 million (including capitalized ground rent at properties under development of $1.1 million, $2.7 million and $3.4 million) for the years ended December 31, 2008, 2007 and 2006, respectively. The leases terminate at various dates between 2015 and 2066. These leases provide the Company with options to renew for additional terms aggregating from 20 to 60 years. The Company leases space for its White Plains corporate office for a term expiring in 2015. Office rent expense under this lease was $1.2 million, $0.8 million and $0.6 million for the years ended December 31, 2008, 2007 and 2006, respectively. Future minimum rental payments required for leases having remaining non-cancelable lease terms are as follows:

(dollars in thousands)
2009	$5,088
2010	5,107
2011	5,144
2013	5,212
2014	5,289
Thereafter	95,674

$121,514

15. Share Incentive Plan

During 2003, the Company adopted the 2003 Share Incentive Plan (the “2003 Plan”). The 2003 Plan authorizes the issuance of options, share appreciation rights, restricted shares (“Restricted Shares”), restricted OP units (“LTIP Units”) and performance units (collectively, “Awards”) to officers, employees and trustees of the Company and consultants to the Company equal to up to four percent of the total Common Shares of the Company outstanding from time to time on a fully diluted basis. However, no participant may receive more than the equivalent of 1,000,000 Common Shares during the term of the 2003 Plan with respect to Awards. Options are granted by the Compensation Committee (the “Committee”), which currently consists of three non-employee Trustees, and will not have an exercise price less than 100% of the fair market value of the Common Shares and a term of greate r than ten years at the grant date. Vesting of options is at the discretion of the Committee. Share appreciation rights provide for the participant to receive, upon exercise, cash and/or Common Shares, at the discretion of the Committee, equal to the excess of the market value of the Common Shares at the exercise date over the market value of the Common Shares at the grant date. The Committee determines the restrictions placed on Awards, including the dividends or distributions thereon and the term of such restrictions. The Committee also determines the award and vesting of performance units and performance shares based on the attainment of specified performance objectives of the Company within a specified performance period. Through December 31, 2008, no share appreciation rights or performance units/shares had been awarded.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Share Incentive Plan, continued

During 2006, the Company adopted the 2006 Share Incentive Plan (the “2006 Plan”). The 2006 Plan is substantially similar to the 2003 Plan, except that the maximum number of Common Share equivalents that the Company may issue pursuant to the 2006 Plan is 500,000.

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

Also on January 31, 2008, the Company issued 26,999 Restricted Shares to employees of the Company. Vesting with respect to these awards is recognized ratably over the next four anniversaries of the issuance date. The vesting on 25% of these awards is also subject to achieving certain total shareholder returns on the Company’s Common Shares or certain annual earnings growth. In addition, on June 23, 2008, the Company issued 406 LTIP Units to employees of the Company. Vesting with respect to these LTIP Units is recognized ratably over the next five anniversaries of the issuance date.

The total value of the above Restricted Shares and LTIP Units issued was $4.9 million, of which $1.4 million was recognized in compensation expense in 2007 and represented executive cash bonuses used to purchase a portion of the Restricted Shares, and $3.5 million will be recognized in compensation expense over the vesting period. The weighted average fair value for Restricted Shares and LTIP Units granted for the years ended December 31, 2008, 2007 and 2006 were $24.51, $24.91 and $20.46, respectively.

For the years ended December 31, 2008, 2007 and 2006, $3.4 million, $3.3 million, and $2.7 million, respectively, were recognized in compensation expense related to Restricted Share and LTIP Unit grants.

On May 14, 2008, the Company issued 1,878 unrestricted Common Shares and 4,000 Restricted Shares to Trustees of the Company in connection with Trustee fees. The Restricted Shares vest over three years with 33% vesting on each of the next three anniversaries of the issuance date. The Restricted Shares do not carry voting rights or other rights of Common Shares until vesting and may not be transferred, assigned or pledged until the recipients have a vested non-forfeitable right to such shares. Dividends are not paid currently on unvested Restricted Shares, but are paid cumulatively, from the issuance date through the applicable vesting date of such Restricted Shares vesting. Trustee fee expense of $81,000 for the year ended December 31, 2008 has been recognized in the accompanying consolidated financial statements related to this issuance.

As of December 31, 2008, the Company had 363,244 options outstanding to officers and employees of which all have vested. These options are for ten-year terms from the grant date and vested in three equal annual installments, which began on the Grant Date. In addition, 58,000 options have been issued, of which all have vested, to non-employee Trustees as of December 31, 2008.

The Company has used the Binomial method for purposes of estimating the fair value in determining compensation expense for options granted for the year ended December 31, 2006. No options were issued during 2008 and 2007. The fair value for the options issued by the Company was estimated at the date of the grant using the following weighted-average assumptions resulting in:

Year ended December 31, 2006
Weighted-average volatility	18.0%
Expected dividends	3.6%
Expected life (in years)	7.5
Risk-free interest rate	4.4%

Fair value at date of grant (per option)	$3.03

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Share Incentive Plan, continued

A summary of option activity under all option arrangements as of December 31, 2008, and changes during the year then ended is presented below:

		Weighted Average	Weighted Average Remaining	Aggregate Intrinsic Value
Options	Shares	Exercise Price	Contractual Term	(dollars in thousands)

Outstanding at January 1, 2008	531,738	$9.99	—	—
Granted	—	—	—	—
Exercised	(110,245)	7.47	—	—
Forfeited or Expired	(249)	20.65	—	—

Outstanding at December 31, 2008	421,244	$10.65	3.7	$1,527

Exercisable at December 31, 2008	421,244	$10.65	3.7	$1,527

The weighted average Grant Date fair value of options granted during the year 2006 was $3.03. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $0.8 million, $0.3 million and $0.1 million, respectively.

A summary of the status of the Company’s unvested Restricted Shares and LTIP Units as of December 31, 2008 and changes during the year ended December 31, 2008, is presented below:

	Restricted Shares	Weighted Grant-Date	LTIP Units	Weighted Grant-Date
Unvested Shares and LTIP Units	(in thousands)	Fair Value	(in thousands)	Fair Value

Unvested at January 1, 2008	595	$20.51	22	$24.91
Granted	32	24.50	169	24.51
Vested	(143)	18.63	(6)	24.91
Forfeited	(5)	24.59	(4)	24.50

Unvested at December 31, 2008	479	$21.29	181	$24.55

As of December 31, 2008, there was $8.6 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under share incentive plans. That cost is expected to be recognized over a weighted-average period of 2.5 years. The total fair value of Restricted Shares that vested during the years ended December 31, 2008, 2007 and 2006, was $2.7 million, $1.6 million and $2.5 million, respectively.

16. Employee Share Purchase and Deferred Share Plan

The Acadia Realty Trust Employee Share Purchase Plan (the “Purchase Plan”), allows eligible employees of the Company to purchase Common Shares through payroll deductions. The Purchase Plan provides for employees to purchase Common Shares on a quarterly basis at a 15% discount to the closing price of the Company’s Common Shares on either the first day or the last day of the quarter, whichever is lower. The amount of the payroll deductions will not exceed a percentage of the participant’s annual compensation that the Committee establishes from time to time, and a participant may not purchase more than 1,000 Common Shares per quarter. Compensation expense will be recognized by the Company to the extent of the above discount to the average closing price of the Common Shares with respect to the applicable quarter. During 2008, 2007 and 2006, 7,499, 7,123 and 5,307 Common Shares, respectively, were purchased by Employees under the Purchase Plan. Associated compensation expense of $0.03 million was recorded in each of 2008 and 2007 and $0.02 million was recorded in 2006.

During August of 2004, the Company adopted a Deferral and Distribution Election pursuant to the 1999 Share Incentive Plan and 2003 Share Incentive Plan, whereby the participants elected to defer receipt of 190,487 Common Shares (“Share Units”) that otherwise would have been issued upon the exercise of certain options. The payment of the option exercise price was made by tendering Common Shares that the participants owned for at least six months prior to the option exercise date. The Share Units are equivalent to a Common Share on a one-for-one basis and carry a dividend equivalent right equal to the dividend rate for the Company’s Common shares. The deferral period is determined by each of the participants and generally terminates after the cessation of the participants continuous service with the Company, as defined in the agreement. As of December 31, 2008, 190,487 Share Units have been contributed to the plan, all of which were contributed prior to January 1, 2006.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Employee Share Purchase and Deferred Share Plan, continued

During May of 2006, the Company adopted a Trustee Deferral and Distribution Election whereby the participating Trustees have deferred compensation of $0.4 million, $.02 million and $0.1 million for 2008, 2007 and 2006, respectively.

17. Employee 401(k) Plan

The Company maintains a 401(k) plan for employees under which the Company currently matches 50% of a plan participant’s contribution up to 6% of the employee’s annual salary. A plan participant may contribute up to a maximum of 15% of their compensation but not in excess of $15,500 for the year ended December 31, 2008. The Company contributed $0.3 million, $0.2 million and $0.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

18. Dividends and Distributions Payable

On December 3, 2008, the Board of Trustees declared a cash dividend for the quarter ended December 31, 2008, of $0.21 per Common Share, which was paid on January 15, 2009 to holders of record as of December 31, 2008. In addition, on December 22, 2008, the Board of Trustees declared a special dividend payable to holders of its Common Shares of approximately $0.55 per share, or $18.0 million in the aggregate. The special dividend, which is associated with taxable gains for 2008 arising from property dispositions, was paid on January 30, 2009, to shareholders of record as of December 31, 2008. 90% of the special divided was paid with the issuance of 1.3 million Common Shares and 10%, or $1.8 million, was paid in cash. All previously reported Common Shares used to calculate EPS and earnings per share amounts have been adjusted to reflect the inclusion of the 1.3 million special dividend Common Shares.

19. Federal Income Taxes

The Company has elected to qualify as a REIT in accordance with the Internal Revenue Code (the “Code”) and intends at all times to qualify as a REIT under Sections 856 through 860 of the Code of 1986, as amended. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its annual REIT taxable income to its shareholders. As a REIT, the Company generally will not be subject to corporate Federal income tax, provided that distributions to its shareholders equal at least the amount of its REIT taxable income as defined under the Code. As the Company distributed sufficient taxable income for the years ended December 31, 2008, 2007 and 2006, no U.S. Federal income or excise taxes were incurred. If the Company fails to qualify as a REIT in any taxable year, it will be subject to Federal income taxes at the regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for the four subsequent taxable years. Even though the Company qualifies for taxation as a REIT, the Company is subject to certain state and local taxes on its income and property and Federal income and excise taxes on any undistributed taxable income. In addition, taxable income from non-REIT activities managed through the Company’s TRS is subject to Federal, state and local income taxes.

The difference between the GAAP and tax reported amounts of the Company’s assets and liabilities is due largely to the higher GAAP basis in the Company’s real estate properties. This is primarily the result of assets acquired as a result of property contributions in exchange for OP Units and the utilization of Code Section 1031 tax-deferred exchanges.

Reconciliation between GAAP net income and Federal taxable income

The following unaudited table reconciles GAAP net income to taxable income for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
(dollars in thousands)	(Estimated)	(Actual)	(Actual)

Net income	$27,548	$27,270	$39,013
Net income attributable to TRS	1,155	2,514	405

Net income attributable to REIT	26,393	24,756	38,608
Book/tax difference in depreciation and amortization (1)	(1,010)	4,155	4,906
Book/tax difference on exercise of stock options and vesting of restricted shares	82	(689)	(397)
Book/tax difference on capital transactions (2)	11,573	8,300	(16,709)
Impairment loss not recognized for tax (3)	4,306	—	—
Other book/tax differences, net	2,200	467	2,963

REIT taxable income before dividends paid deduction	$43,544	$36,989	$29,371

Notes:
(1)	Includes one-time deduction of $4,907 in 2008, resulting from reclassification of certain fixed assets for income tax purposes.
(2)	Principally the result of the deferral of the gain from the sale of properties for income tax purposes.
(3)	100% of mezzanine loans for redevelopment of the retail complexes associated with seven public rest stops along the toll roads in and around Chicago, Illinois. See Note 1.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Federal Income Taxes, continued

Characterization of Distributions:

The Company has determined that the cash distributed to the shareholders is characterized as follows for Federal income tax purposes:

	For the years ended December 31,
	2008	2007	2006

Ordinary income	54%	51%	100%
Capital gain	46	49	—

	100%	100%	100%

Taxable REIT Subsidiaries (“TRS”)

Income taxes have been provided for using the liability method as required by SFAS No. 109. The Company’s combined TRS income (loss) and provision (benefit) for income taxes for the years ended December 31, 2008, 2007 and 2006 are summarized as follows:

	2008	2007	2006
(dollars in thousands)	(Estimated)	(Actual)	(Actual)

TRS income (loss) before income taxes	$4,359	$5,077	$(296)
Provision (benefit) for income taxes:
Federal	2,441	2,097	(590)
State and local	763	466	(111)

TRS net income	$1,155	$2,514	$405

The income tax provision (benefit) differs from the amount computed by applying the statutory federal income tax rate to taxable income (loss) before income taxes as follows:

(dollars in thousands)	2008	2007	2006

Federal provision (benefit) at statutory tax rate	$1,996	$1,726	$(100)
State and local taxes, net of federal benefit	277	255	(15)
Tax effect of:
Change in estimate	931	605	(586)
REIT state, local and franchise taxes	158	67	193

Total provision (benefit) for income taxes	3,362	$2,653	$(508)

20 Financial Instruments

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

Notes Receivable and preferred equity investments — as of December 31, 2008 and 2007, the Company has determined the estimated fair values of its preferred equity investments and notes receivable were $122.3 million and $57.7 million, respectively, by discounting future cash receipts utilizing a discount rate equivalent to the rate at which similar notes receivable would be originated at the reporting date.

Derivative Instruments — the fair value of these instruments is based upon the estimated amounts the Company would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the reporting date. and is determined using interest rate market pricing models.

Mortgage Notes Payable and Notes Payable — As of December 31, 2008 and 2007, the Company has determined the estimated fair values of its mortgage notes payable, including those relating to discontinued operations, were $731.8 million and $519.4 million, respectively, by discounting future cash payments utilizing a discount rate equivalent to the rate at which similar mortgage notes payable would be originated at the reporting date.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2008 and 2007, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges. As of December 31, 2008, none of the Company’s hedges were ineffective.

The following table summarizes the notional values and fair values of the Company’s derivative financial instruments as of December 31, 2008. The notional value does not represent exposure to credit, interest rate or market risks:

Hedge Type	Notional Value	Rate	Maturity	Fair Value

(dollars in thousands)
Interest rate swaps
LIBOR Swap	$4,469	4.71%	01/01/10	$(171)
LIBOR Swap	10,952	4.90%	10/01/11	(975)
LIBOR Swap	8,194	5.14%	03/01/12	(856)
LIBOR Swap	9,800	4.47%	10/29/10	(585)
LIBOR Swap	15,000	3.79%	11/30/12	(1,116)
LIBOR Swap	15,000	3.41%	11/30/12	(907)
LIBOR Swap	10,000	2.65%	11/30/12	(324)

Interest rate swaps	$73,415			(4,934)

Interest rate LIBOR Cap	$30,000	6.0%	04/01/09	(28)

Net Derivative instrument liability				$(4,962)

The above derivative instruments have been designated as cash flow hedges and hedge the future cash outflows on mortgage debt. Such instruments are reported at the fair values reflected above. As of December 31, 2008 and 2007, unrealized losses totaling $4.9 and $1.1 million, respectively were reflected in accumulated other comprehensive loss. It is estimated that approximately $2.2 million included in accumulated other comprehensive income related to derivatives will be reclassified to interest expense in 2009 results of operations.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. Earnings Per Common Share

Basic earnings per share was determined by dividing the applicable net income to common shareholders for the year by the weighted average number of Common Shares outstanding during each year consistent with SFAS No. 128. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Shares were exercised or converted into Common Shares or resulted in the issuance of Common Shares that then shared in the earnings of the Company. In accordance with GAAP, all Common Shares used to calculate EPS have been adjusted to reflect a special dividend paid on January 30, 2009, which resulted in the issuance of approximately 1.3 million additional Common Shares. The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the periods indicated:

	Years ended December 31,

(dollars in thousands, except per share amounts)	2008	2007	2006

Numerator:
Income from continuing operations – basic earnings per share	$19,900	$17,151	$14,868
Effect of dilutive securities:
Preferred OP Unit distributions	—	23	254

Numerator for diluted earnings per share	19,900	17,174	15,122

Denominator:
Weighted average shares – basic earnings per share	33,813	33,600	33,789
Effect of dilutive securities:
Employee share options	454	616	314
Convertible Preferred OP Units	—	66	337

Dilutive potential Common Shares	454	682	651

Denominator for diluted earnings per share	34,267	34,282	34,440

Basic earnings per share from continuing operations	$0.59	$0.51	$0.44

Diluted earnings per share from continuing operations	$0.58	$0.50	$0.43

The weighted average shares used in the computation of basic earnings per share include unvested Restricted Shares and LTIP Units (Note 15) that are entitled to receive dividend equivalent payments. The effect of the conversion of Common OP Units is not reflected in the above table, as they are exchangeable for Common Shares on a one-for-one basis. The income allocable to such units is allocated on this same basis and reflected as minority interest in the accompanying consolidated financial statements. As such, the assumed conversion of these units would have no net impact on the determination of diluted earnings per share. The conversion of the convertible notes payable (Note 9) is not reflected in the table above as such conversion based on the market price of the Common Shares would be effected with only cash. The effect of the assumed conversion of 25,067 and 41,696 Series A and B Preferred OP Units for the year ended December 31, 2007 would be dilutive and they are included in the table. The effect of the assumed conversion of 25,067 and 312,012 Series A and B Preferred OP Units for the year ended December 31, 2006 would be dilutive and they are included in the table.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22. Summary of Quarterly Financial Information (unaudited)

The quarterly results of operations of the Company for the years ended December 31, 2008 and 2007 are as follows:

(dollars in thousands, except per share amounts)	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008

Revenue	$28,682	$52,208	$28,739	$31,110
Income (loss) from continuing operations	$8,232	$10,788	$4,987	$(4,107)
Income (loss) from discontinued operations	$512	$7,123	$(1)	$14
Net income (loss)	$8,744	$17,911	$4,986	$(4,093)
Net income per Common Share – basic:
Income (loss) from continuing operations	$0.24	$0.32	$.0.15	$(0.12)
Income from discontinued operations	0.01	0.21	—	—

Net income (loss)	$0.25	$0.53	$0.15	$(0.12)

Net income per Common Share – diluted:
Income (loss) from continuing operations	$0.24	$0.31	$.015	$(0.12)
Income (loss) from discontinued operations	0.01	0.21	—	—

Net income (loss)	$0.25	$0.52	$0.15	$(0.12)

Cash dividends declared per Common Share	$0.21	$0.21	$0.21	$0.76
Weighted average Common Shares
outstanding:
Basic	33,747,797	33,806,747	33,845,368	33,850,271
Diluted	34,244,449	34,376,530	34,366,002	33,850,271

(dollars in thousands, except per share amounts)	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007

Revenue	$24,115	$22,631	$25,400	$25,876
Income from continuing operations	$3,378	$2,825	$7,941	$3,007
Income from discontinued operations	$458	$210	$(246)	$6,020
Income from extraordinary income	$2,883	$—	$794	$—
Net income	$6,719	$3,035	$8,489	$9,027
Net income per Common Share – basic:
Income from continuing operations	$0.10	$0.08	$0.24	$0.09
Income from discontinued operations	0.01	0.01	(0.01)	0.18
Income from extraordinary income	0.09	—	0.02	—

Net income	$0.20	$0.09	$0.25	$0.27

Net income per Common Share – diluted:
Income from continuing operations	$0.10	$0.08	$0.24	$0.09
Income from discontinued operations	0.01	0.01	(0.01)	0.17
Income from extraordinary income	0.09	—	0.02	—

Net income	$0.20	$0.09	$0.25	$0.26

Cash dividends declared per Common Share	$0.20	$0.20	$0.20	$0.4325
Weighted average Common Shares
outstanding:
Basic	33,441,973	33,626,566	33,659,684	33,666,979
Diluted	34,328,847	34,220,728	34,244,063	34,307,038

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23. Commitments and Contingencies

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

The Company conducts Phase I environmental reviews with respect to properties it acquires. These reviews include an investigation for the presence of asbestos, underground storage tanks and polychlorinated biphenyls (PCBs). Although such reviews are intended to evaluate the environmental condition of the subject property as well as surrounding properties, there can be no assurance that the review conducted by the Company will be adequate to identify environmental or other problems that may exist. Where a Phase II assessment is so recommended, a Phase II assessment is conducted to further determine the extent of possible environmental contamination. In all instances where a Phase I or II assessment has resulted in specific recommendations for remedial actions, the Company has either taken or scheduled the recommended remedial action. To mitigate unknown risks, the Company has obtained environmental insurance for most o f its properties, which covers only unknown environmental risks.

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

In September 2008, the Company, certain of its subsidiaries, and other unrelated entities were named as defendants in an adversary proceeding brought by Mervyn’s LLC (“Mervyns”) in the United States Bankruptcy Court for the District of Delaware. In an Amended Complaint filed December 22, 2008, Mervyns asserts claims of fraudulent transfer and breach of fiduciary duty against the defendants based upon payments made by Mervyns in September 2004, in connection with its acquisition by an entity controlled by certain of the defendants. Mervyns seeks to recover from the defendants these allegedly fraudulent transfers, other unspecified damages, and attorney’s fees. The defendants’ response to the Amended Complaint is due April 3, 2009. The Company believes that it has meritorious defenses in connection with this action and that the ultimate resolution will not have a material adverse effect on the Company’s results of operations or consolidated financial condition.

The Company has arranged for the provision of nine separate letters of credit in connection with certain leases and investments. As of December 31, 2008, there were no outstanding balances under any of the letters of credit. If the letters of credit were fully drawn, the combined maximum amount of exposure would be $26.0 million.

24. Subsequent Events

During January 2009, the Company, through Fund III, purchased Cortlandt Towne Center for approximately $78.0 million. The property is a 640,000 square foot shopping center located in Westchester County, NY.

During January 2009, the Company purchased an additional $13.5 million in principal amount of its outstanding convertible debt, at a discount of approximately 24%.

During February 2009, The Kroger Co. purchased the fee at six locations in the Company’s Fund I Kroger/Safeway Portfolio for $14.6 million, resulting in a gain of approximately $4.5 million.

ACADIA REALTY TRUST

SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2008

Description	Encumbrances	Land	Buildings & Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Acquisition (a) Construction(c)

Shopping Centers
Core Portfolio:
Crescent Plaza Brockton, MA	$17,600	$1,147	$7,425	$1,205	$1,147	$8,630	$9,777	$5,265	1984(a)
New Loudon Center Latham, NY	14,554	505	4,161	10,879	505	15,040	15,545	9,745	1982(a)
Ledgewood Mall Ledgewood, NJ		619	5,434	33,200	619	38,634	39,253	31,526	1983(a)
Mark Plaza Edwardsville, PA	—	—	4,268	4,690	—	8,958	8,958	6,336	1968(c)
Blackman Plaza Wilkes-Barre, PA	—	120	—	1,599	120	1,599	1,719	736	1968(c)
Plaza 422 Lebanon, PA	—	190	3,004	1,714	190	4,718	4,908	3,106	1972(c)
Route 6 Mall Honesdale, PA	—	—	—	12,695	1,664	11,031	12,695	5,315	1995(c)
Bartow Avenue Bronx, NY	—	1,691	5,803	574	1,691	6,377	8,068	950	2002(c)
Amboy Rd. Shopping Ctr. Staten Island, NY	—	—	11,909	1,496	—	13,405	13,405	1,166	2005(a)
Abington Towne Center[3] Abington, PA	—	799	3,197	1,994	799	5,191	5,990	1,897	1998(a)
Bloomfield Town Square[3] Bloomfield Hills, MI	—	3,207	13,774	9,202	3,207	22,976	26,183	6,799	1998(a)
Walnut Hill Plaza Woonsocket, RI	23,500	3,122	12,488	1,840	3,122	14,328	17,450	4,139	1998(a)
Elmwood Park Plaza Elmwood Park, NJ	34,600	3,248	12,992	14,764	3,798	27,206	31,004	8,682	1998(a)
Merrillville Plaza Hobart, IN	26,250	4,288	17,152	1,587	4,288	18,739	23,027	5,416	1998(a)
Marketplace of Absecon[3] Absecon, NJ	—	2,573	10,294	2,502	2,577	12,792	15,369	3,576	1998(a)
Clark Diversey Chicago, IL	—	10,061	2,773	—	10,061	2,773	12,834	208	2006(a)
Boonton Boonton, NJ	8,322	1,328	7,188	—	1,328	7,188	8,516	524	2006(a)
Chestnut Hill Philadelphia, PA	9,663	8,289	5,691	43	8,289	5,734	14,023	360	2006(a)
Third Avenue Bronx, NY	—	11,108	8,038	1,013	11,855	8,304	20,159	468	2006(a)
Hobson West Plaza[3] Naperville, IL	—	1,793	7,172	726	1,793	7,898	9,691	2,342	1998(a)
Village Commons/ Smithtown Shopping Center Smithtown, NY	9,624	3,229	12,917	2,438	3,229	15,355	18,584	4,609	1998(a)
Town Line Plaza[3] Rocky Hill, CT	—	878	3,510	7,269	907	10,750	11,657	7,129	1998(a)
Branch Shopping Center Village of the Branch, NY	15,526	3,156	12,545	777	3,156	13,322	16,478	3,646	1998(a)
The Methuen Shopping Center[3] Methuen, MA	—	956	3,826	594	961	4,415	5,376	1,152	1998(a)
Gateway Shopping Center Burlington, VT	20,500	1,273	5,091	11,536	1,273	16,627	17,900	3,723	1999(a)
Mad River Station Dayton, OH	—	2,350	9,404	598	2,350	10,002	12,352	2,620	1999(a)
Pacesetter Park Shopping Center Ramapo, NY	12,485	1,475	5,899	1,121	1,475	7,020	8,495	2,102	1999(a)
239 Greenwich Greenwich, CT	26,000	1,817	15,846	502	1,817	16,348	18,165	4,009	1999(c)
West Shore Expressway Staten Island, NY	—	3,380	13,554	—	3,380	13,554	16,934	653	2007(a)
West 54th Street Manhattan, NY	—	16,699	18,704	28	16,699	18,732	35,431	810	2007(a)
Acadia 5-7 East 17th Street Manhattan, NY	—	3,212	7,671	—	3,212	7,671	10,883	142	2008(a)

ACADIA REALTY TRUST

SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2008

Description	Encumbrances	Land	Buildings & Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Acquisition (a) Construction(c)

Fund I:
Tarrytown Centre Westchester, NY	9,800	2,323	7,396	329	2,323	7,725	10,048	894	2004(a)
Granville Center Columbus, OH	—	2,186	8,744	59	2,186	8,803	10,989	1,425	2002(a)
Kroger/Safeway Various	4,793	—	47,745	—	—	47,745	47,745	33,024	2003(a)
Fund II:
Liberty Avenue New York, NY	11,423	—	12,627	673	—	13,300	13,300	649	2005(a)
Pelham Manor Westchester, NY	25,284	905	—	33,437	905	33,437	34,342	594	2004(a)
400 E. Fordham Road Bronx, NY	80,443	11,144	18,010	69,703	16,254	82,603	98,857	1,881	2004(a)
4650 Broadway/Sherman Ave New York, NY	19,000	25,267	—	—	25,267	—	25,267	—	2005(a)
216th Street New York, NY	25,500	7,261	—	20,237	7,261	20,237	27,498	762	2005(a)
161st Street Bronx, NY	30,000	16,679	28,410	261	16,679	28,671	45,350	2,459	2005(a)
Oakbrook Oakbrook, IL	—	—	6,906	17	—	6,923	6,923	1,853	2005(a)
Atlantic Avenue Brooklyn, NY	3,265	5,322	—	—	5,322	—	5,322	—	2007(a)
Canarsie Plaza Brooklyn, NY	—	32,543	—	—	32,543	—	32,543	—	2007(a)
Pelham Manor Westchester, NY	—	—	10,161	240	—	10,401	10,401	127	2004(a)
ASOF II, LLC	34,681	—	—	—	—	—	—	—
Fund III:
125 Main Street Assoc. Westport, CT	—	12,994	4,316	265	12,994	4,581	17,575	33	2007(a)
Sheepshead Bay Brooklyn, NY	—	20,391	—	—	20,391	—	20,391	—	2007(a)
Suffern Self Storage Suffern, NY	4,944	4,561	7,484	—	4,561	7,484	12,045	157	2008(a)
Linden Self Storage[1] Linden, NJ	—	3,515	6,139	—	3,515	6,139	9,654	136	2008(a)
Webster Self Storage[1] Bronx, NY	—	1,041	5,506	—	1,041	5,506	6,547	111	2008(a)
Jersey City Self Storage[1] Jersey City, NJ	—	2,377	9,654	—	2,377	9,654	12,031	205	2008(a)
Bronx Self Storage[1] Bronx, NY	—	10,835	5,936	—	10,835	5,936	16,771	13	2008(a)
Lawrence Self Storage[1] Lawrence, NY	—	6,977	12,688	—	6,977	12,688	19,665	248	2008(a)
Starr Avenue Self Storage[2] Queens, NY	—	7,597	22,391	—	7,597	22,391	29,988	450	2008(a)
New Rochelle Self Storage[2] Westchester, NY	—	1,977	4,769	—	1,977	4,769	6,746	94	2008(a)
Yonkers Self Storage[2] Westchester, NY	—	3,121	17,457	—	3,121	17,457	20,578	337	2008(a)
Bruckner Blvd. Self Storage[2] Bronx, NY	—	6,244	10,551	—	6,244	10,551	16,795	206	2008(a)
Ridgewood Self Storage Queens, NY	—	8,000	—	—	8,000	—	8,000	—	2008(c)
ASOF III, LLC	62,250	—	—	—	—	—	—	—
Underdeveloped land	—	250	—	—	250	—	250	—
Properties under development	—	—	—	70,423	—	70,423	70,423	—

	$654,729	$286,023	$498,620	$322,230	$294,132	$812,741	$1,106,873	$174,809

Notes:

(1)	These properties serve as collateral for the financing with GEMSA, in the amount of $41,500
(2)	These properties serve as collateral for the financing with Wachovia, in the amount of $34,322
(3)	These properties serve as collateral for the financing with Bank of America, N.A. in the amount of $48,900

ACADIA REALTY TRUST

SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2008

1. Depreciation and investments in buildings and improvements reflected in the statements of income is calculated over the estimated useful life of the assets as follows:

Buildings: 30 to 40 years

Improvements: Shorter of lease term or useful life

2. The aggregate gross cost of property included above for Federal income tax purposes was $416.9 million as of December 31, 2008

3. (a) Reconciliation of Real Estate Properties:

The following table reconciles the real estate properties from January 1, 2006 to December 31, 2008:

	For the year ended December 31,

(dollars in thousands)	2008	2007	2006

Balance at beginning of year	$833,694	$629,902	$650,945
Transfers (1)		—	(131,341)
Other improvements	103,476	75,776	40,523
Property Acquired	169,703	128,016	69,775

Balance at end of year	$1,106,873	$833,694	$629,902

Notes:

(1)	Reflects the change in accounting for the Brandywine Portfolio following the recapitalization of the investment in January 2006 (Note 1).

3. (b) Reconciliation of Accumulated Depreciation:

The following table reconciles accumulated depreciation from January 1, 2006 to December 31, 2008:

	For the year ended December 31,

(dollars in thousands)	2008	2007	2006

Balance at beginning of year	$150,494	$130,708	$118,308
Depreciation related to real estate	24,315	19,786	12,400

Balance at end of year	$174,809	$150,494	$130,708