Form 10-Q
period 2009-03-31
ACADIA REALTY TRUST
filed 2009-05-07
CIK 899629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

YES ☒          NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES ☐          NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒          Accelerated Filer ☐

        Non-accelerated Filer  ☐  Smaller Reporting Company ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐      No ☒

As of May 7, 2009 there were 39,659,273 common shares of beneficial interest, par value $.001 per share, outstanding.

ACADIA REALTY TRUST AND SUBSIDIARIES

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements.

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)	March 31, 2009	December 31, 2008

	(unaudited)	as adjusted
ASSETS
Real estate
Land	$337,905	$294,132
Buildings and improvements	754,107	729,159
Construction in progress	88,025	70,423

	1,180,037	1,093,714
Less: accumulated depreciation	172,585	165,803

Net real estate	1,007,452	927,911
Cash and cash equivalents	115,973	86,691
Cash in escrow	6,110	6,794
Investments in and advances to unconsolidated affiliates	53,619	54,978
Rents receivable, net	14,275	12,660
Notes receivable and preferred equity investment	126,290	125,587
Deferred charges, net of amortization	21,662	21,899
Acquired lease intangibles, net of amortization	29,575	19,476
Prepaid expenses and other assets, net of amortization	23,108	31,735
Assets of discontinued operations	—	3,652

Total assets	$1,398,064	$1,291,383

LIABILITIES AND SHAREHOLDERS’ EQUITY
Mortgage notes payable	$781,105	$653,543
Convertible notes payable, net of unamortized discount of $5,032 and $6,597, respectively	83,479	100,403
Acquired lease and other intangibles, net of amortization	9,254	6,506
Accounts payable and accrued expenses	19,362	22,193
Dividends and distributions payable	7,376	25,514
Distributions in excess of income from, and investments in, unconsolidated affiliates	20,902	20,633
Other liabilities	20,244	18,912
Liabilities of discontinued operations	—	1,451

Total liabilities	941,722	849,155

Equity
Common shares	34	32
Additional paid-in capital	233,390	218,527
Accumulated other comprehensive loss	(4,362)	(4,508)
Retained earnings	16,818	13,671

Total Common Shareholders equity	245,880	227,722
Noncontrolling interests in subsidiaries	210,462	214,506

Total equity	456,342	442,228

Total liabilities and equity	$1,398,064	$1,291,383

See accompanying notes

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(unaudited)

	Three months ended March 31,
(dollars in thousands, except per share amounts)	2009	2008

		as adjusted
Revenues
Minimum rents	$21,322	$18,334
Percentage rents	201	180
Expense reimbursements	5,483	4,459
Other property income	506	224
Management fee income	756	2,019
Interest income	5,143	2,805
Other	1,700	—

Total revenues	35,111	28,021

Operating Expenses
Property operating	7,387	5,096
Real estate taxes	3,685	2,730
General and administrative	6,141	6,053
Depreciation and amortization	8,592	6,221

Total operating expenses	25,805	20,100

Operating income	9,306	7,921
Equity in (losses) earnings of unconsolidated affiliates	(3,307)	13,235
Interest and other finance expense	(7,821)	(6,596)
Gain on debt extinguishment	3,150	—

Income from continuing operations before income taxes	1,328	14,560
Income tax provision	(526)	(1,857)

Income from continuing operations	802	12,703

Discontinued Operations
Operating income from discontinued operations	178	747
Gain on sale of property	5,637	—

Income from discontinued operations	5,815	747

Net income	6,617	13,450

Loss (income) attributable to noncontrolling interests in subsidiaries:
Continuing operations	8,547	(5,013)
Discontinued operations	(4,865)	(199)

Net loss (income) attributable to noncontrolling interests in subsidiaries	3,682	(5,212)

Net income attributable to Common Shareholders	$10,299	8,238

Supplemental Information
Income from continuing operations attributable to Common Shareholders	$9,349	$7,690
Income from discontinued operations attributable to Common Shareholders	950	548

Net Income attributable to Common Shareholders	$10,299	$8,238

Basic Earnings per Share
Income from continuing operations	$0.27	$0.23
Income from discontinued operations	0.03	0.01

Basic earnings per share	$0.30	$0.24

Diluted Earnings per Share
Income from continuing operations	$0.27	$0.23
Income from discontinued operations	0.03	0.01

Diluted earnings per share	$0.30	$0.24

See accompanying notes

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(unaudited)

(dollars in thousands)	March 31, 2009	March 31, 2008

		as adjusted
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,617	$13,450
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	8,592	6,611
Gain on sale of property	(5,637)	—
Gain on debt extinguishment	(3,150)	—
Amortization of lease intangibles	2,455	175
Amortization of mortgage note premium	(9)	(20)
Amortization of discount on convertible debt	447	521
Non-cash accretion of notes receivable	(1,258)	(37)
Share compensation expense	1,133	868
Equity in earnings of unconsolidated affiliates	3,307	(13,235)
Distributions of operating income from unconsolidated affiliates	139	583
Provision for bad debt	359	321
Changes in assets and liabilities
Cash in escrows	684	(775)
Rents receivable	(2,080)	(718)
Prepaid expenses and other assets, net	8,477	(18,169)
Accounts payable and accrued expenses	(2,361)	464
Other liabilities	1,430	4,681

Net cash provided by (used in) operating activities	19,145	(5,280)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate and improvements	(96,052)	(154,868)
Deferred acquisition and leasing costs	(694)	(903)
Investments in and advances to unconsolidated affiliates	(2,242)	(1,567)
Return of capital from unconsolidated affiliates	301	75
Collections on notes receivable	902	—
Advances on notes receivable	(347)	—
Proceeds from sale of property	9,481	—

Net cash used in investing activities	(88,651)	(157,263)

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(unaudited)

(dollars in thousands)	March 31, 2009	March 31, 2008

		as adjusted
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on mortgage notes	(24,319)	(60,616)
Proceeds received on mortgage notes	150,565	168,796
Purchase of convertible notes	(13,925)	—
Payment of deferred financing and other costs	(1,124)	(2,719)
Capital contributions from noncontrolling interests in partially-owned affiliates	—	46,014
Distributions to noncontrolling interests in partially-owned affiliates	(404)	(519)
Dividends paid to Common Shareholders	(8,671)	(14,121)
Distributions to noncontrolling interests in Operating Partnership	(630)	(287)
Distributions on preferred Operating Partnership Units to noncontrolling interests	(19)	(11)
Repurchase and cancellation of shares	(2,715)	(1,494)
Common Shares issued under Employee Share Purchase Plan	30	41
Exercise of options to purchase Common Shares	—	6

Net cash provided by financing activities	98,788	135,090

Increase (decrease) in cash and cash equivalents	29,282	(27,453)
Cash and cash equivalents, beginning of period	86,691	123,343

Cash and cash equivalents, end of period	$115,973	$95,890

Supplemental disclosure of cash flow information
Cash paid during the period for interest, including capitalized interest of $969 and $1,446, respectively	$7,589	$6,611

Cash paid for income taxes	$30	$2,415

Supplemental disclosure of non-cash investing and financing activities
Acquisition of real estate through assumption of debt	$—	$39,967

Dividends paid through the issuance of Common Shares	$16,192	$—

See accompanying notes

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	THE COMPANY

Acadia Realty Trust (the “Trust”) and subsidiaries (collectively, the “Company”) is a fully-integrated, self-managed and self-administered equity real estate investment trust (“REIT”) focused primarily on the ownership, acquisition, redevelopment and management of retail properties, including neighborhood and community shopping centers and mixed-use properties with retail components.

All of the Company’s assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership (the “Operating Partnership”) and entities in which the Operating Partnership owns a controlling interest. As of March 31, 2009, the Trust controlled 98% of the Operating Partnership as the sole general partner. As the general partner, the Trust is entitled to share, in proportion to its percentage interest, in the cash distributions and profits and losses of the Operating Partnership. The limited partners represent entities or individuals who contributed their interests in certain properties or entities to the Operating Partnership in exchange for common or preferred units of limited partnership interest (“Common or Preferred OP Units”). Limited partners holding Common OP Units are generally entitled to exchange their units on a one-for-one basis for common shares of beneficial interest of the Trust (“Common Shares”). This structure is commonly referred to as an umbrella partnership REIT or “UPREIT.”

During 2001, the Company formed a partnership, Acadia Strategic Opportunity Fund I, LP (“Fund I”), and in 2004 formed a limited liability company, Acadia Mervyn Investors I, LLC (“Mervyns I”), with four institutional investors. The Operating Partnership committed a total of $20.0 million to Fund I and Mervyns I, and the four institutional shareholders committed $70.0 million, for the purpose of acquiring real estate investments. As of March 31, 2009, Fund I was fully invested and closed to new investors.

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

During 2004, the Company, along with the investors from Fund I as well as two additional institutional investors, formed Acadia Strategic Opportunity Fund II, LLC (“Fund II”), and Acadia Mervyn Investors II, LLC (“Mervyns II”) with $300.0 million of committed discretionary capital available to acquire or develop real estate investments. The Operating Partnership’s share of committed capital is $60.0 million. The Operating Partnership is the managing member with a 20% interest in both Fund II and Mervyns II. The terms and structure of Fund II and Mervyns II are substantially the same as Fund I and Mervyns I, including the Promote structure, with the exception that the Preferred Return is 8%. As of March 31, 2009, the Operating Partnership had contributed $30.8 million to Fund II and $7.6 million to Mervyns II.

During 2007, the Company formed Acadia Strategic Opportunity Fund III LLC (“Fund III”) with 14 institutional investors, including all of the investors from Fund I and a majority of the investors from Fund II with $503 million of committed discretionary capital available to acquire or develop real estate investments. The Operating Partnership’s share of the committed capital is $100.0 million and it is the managing member with a 19.9% interest in Fund III. The terms and structure of Fund III are substantially the same as the previous Funds, including the Promote structure, with the exception that the Preferred Return is 6%. As of March 31, 2009, the Operating Partnership had contributed $19.2 million to Fund III.

Fund I, Fund II, and Fund III are collectively referred to herein as the “Opportunity Funds.”

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

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Effective January 1, 2009, the Company adopted the following Financial Accounting Statements Board (“FASB”) pronouncements, which required it to retrospectively restate and reclassify previously disclosed consolidated financial statements. As such, certain prior period amounts have been restated or reclassified in the unaudited consolidated financial statements to conform to the adoption of these FASB pronouncements.

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” which, among other things, provides guidance and establishes amended accounting and reporting standards for noncontrolling interests in a consolidated subsidiary and the deconsolidation of a subsidiary. Under SFAS No. 160, the Company now reports noncontrolling interests in subsidiaries as a separate component of equity in the consolidated financial statements and shows both net income attributable to the noncontrolling interests and net income attributable to the controlling interests on the face of the Consolidated Statements of Income.

The Company adopted FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”, (“FSP 14-1”). FSP 14-1 requires the proceeds from the issuance of convertible debt be allocated between a debt component and an equity component. The debt component is measured based on the fair value of similar debt without an equity conversion feature, and the equity component is determined as the residual of the fair value of the debt deducted from the original proceeds received. The resulting discount on the debt component is amortized over the period the convertible debt is expected to be outstanding, which is December 11, 2006 to December 20, 2011, as additional non-cash interest expense. The equity component recorded as additional paid-in capital was $11.3 million, which represented the difference between the proceeds from the issuance of the convertible notes payable and the fair value of the liability at the time of issuance. The additional non cash interest expense recognized in the Consolidated Statements of Income was $0.4 million and $0.5 million for the quarters ended March 31, 2009 and 2008, respectively. Accumulated amortization related to the convertible notes payable was $1.0 million and $1.1 million as of March 31, 2009 and December 31, 2008, respectively, after giving effect to repurchases.

The following table shows the effect of the retroactive restatement and reclassification of (i) the consolidated balance sheet accounts for the year ended December 31, 2008 and (ii) the consolidated statement of income and consolidated statement of cash flow accounts for the three months ended March 31, 2008:

(dollars in thousands)

	December 31, 2008

Affected Consolidated Balance Sheet accounts	As Originally Reported	As Adjusted	Effect of Change

Deferred charges, net of amortization	$22,072	$21,899	$(173)

Convertible notes payable	$107,000	$100,403	$(6,597)

Minority interests	$214,506	$—	$(214,506)

Additional paid-in capital	$212,007	$218,527	$6,520

Retained earnings	$13,767	$13,671	$(96)

Noncontrolling interests in subsidiaries	$—	$214,506	$214,506

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	BASIS OF PRESENTATION, (continued)

(dollars in thousands, except per share amounts)

	Three months ended March 31, 2008

Affected Consolidated Income Statement Accounts	As Originally Reported	As Adjusted	Effect of Change

Depreciation and amortization	$6,237	$6,221	$16

Interest expense	$6,075	$6,596	$(521)

Net income attributable to Common Shareholders	$8,743	$8,238	$(505)

Basic earnings per share	$0.26	$0.24	$(0.02)

Diluted earnings per share	$0.26	$0.24	$(0.02)

(dollars in thousands)
	Three months ended March 31, 2008

Affected Consolidated Statement of Cash Flow Accounts	As Originally Reported	As Adjusted	Effect of Change

Depreciation and amortization	$6,627	$6,611	$(16)

Amortization of discount on convertible debt	$—	$521	$521

During December of 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141R establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired (including intangibles), the liabilities assumed and any noncontrolling interest in the acquired entity. Effective January 1, 2009, the Company adopted SFAS 141R and it did not have a material impact to the Company’s financial position or results of operations.

During March of 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133.” SFAS No. 161 amends SFAS No. 133 to provide additional information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. It requires enhanced disclosures about an entity’s derivatives and hedging activities. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The adoption of SFAS No. 161 did not have an impact on the Company’s financial condition or results of operations.

During June of 2008, the FASB ratified Emerging Issues Task Force (“EITF”) EITF Issue 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock,” (“EITF 07-5”). Paragraph 11(a) of SFAS 133 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAF 133 paragraph 11(a) scope exception. EITF 07-5 is effective on January 1, 2009. The adoption of EITF 07-5 did not have an impact on the Company’s financial position and results of operations.

During October of 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” (“FSP FAS 157-3”) which clarifies the application of SFAS No. 157, “Fair Value Measurements.” FSP FAS 157-3 provides guidance in determining the fair value of a financial asset when the market for that financial asset is not active. The adoption of FSP FAS 157-3 did not have an impact on the Company’s financial position and results of operations.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	EARNINGS PER COMMON SHARE

Basic earnings per share was determined by dividing the applicable net income attributable to Common Shareholders for the period by the weighted average number of Common Shares outstanding during each period consistent with SFAS No. 128, “Earnings per Share.” Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Shares were exercised or converted into Common Shares or resulted in the issuance of Common Shares that then shared in the earnings of the Company.

The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the periods indicated.

(in thousands, except per share amounts)	Three months ended March 31,

	2009	2008

Numerator:
Income from continuing operations attributable to Common Shareholders	$9,349	$7,690
Effect of dilutive securities:
Preferred OP Unit distributions	5	5

Numerator for diluted earnings per Common Share	$9,354	$7,695

Denominator:
Weighted average shares for basic earnings per share	33,903	33,748
Effect of dilutive securities:
Employee share options	122	471
Convertible Preferred OP Units	25	25

Dilutive potential Common Shares	147	496

Denominator for diluted earnings per share	34,050	34,244

Basic earnings per Common Share from continuing operations attributable to Common Shareholders	$0.27	$0.23

Diluted earnings per Common Share from continuing operations attributable to Common Shareholders	$0.27	$0.23

The weighted average shares used in the computation of basic earnings per share include unvested Restricted Shares and Restricted OP units (“LTIP Units”) (Note 15) that are entitled to receive dividend equivalent payments. The effect of the conversion of Common OP Units is not reflected in the above table, as they are exchangeable for Common Shares on a one-for-one basis. The income allocable to such units is allocated on this same basis and reflected as noncontrolling interests in subsidiaries in the accompanying consolidated financial statements. As such, the assumed conversion of these units would have no net impact on the determination of diluted earnings per share. The conversion of the convertible notes payable (Note 11) is not reflected in the table as such conversion would be anti-dilutive. The effect of the assumed conversion of 25,067 Series A Preferred OP Units would be dilutive for the three months ended March 31, 2009 and March 31, 2008 and they are included in the table.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	COMPREHENSIVE INCOME

The following table sets forth comprehensive income for the three months ended March 31, 2009 and 2008:

(dollars in thousands)	Three months ended March 31,

	2009	2008

Net income attributable to Common Shareholders	$10,299	$8,238
Other comprehensive income (loss)	146	(826)

Comprehensive income attributable to Common Shareholders	$10,445	$7,412

Other comprehensive income relates to the changes in the fair value of derivative instruments accounted for as cash flow hedges and the amortization, which is included in interest expense, of a derivative instrument.

The following table sets forth the change in accumulated other comprehensive income for the three months ended March 31, 2009:

Accumulated other comprehensive loss

(dollars in thousands)

Balance at December 31, 2008	$(4,508)
Unrealized income on valuation of derivative instruments and amortization of derivative instrument	146

Balance at March 31, 2009	$(4,362)

5.	SHAREHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS IN SUBSIDIARIES

The following table summarizes the change in the shareholders’ equity and noncontrolling interest since December 31, 2008:

(dollars in thousands)	Common Shareholders’ Equity	Noncontrolling interests	Total

Balance at December 31, 2008 (as adjusted)	$227,722	$214,506	$442,228
Dividends and distributions declared of $0.21 per Common Share and Common OP Unit	(7,152)	(223)	(7,375)
Net income for the period January 1 through March 31, 2009	10,299	(3,682)	6,617
Distributions paid	—	(404)	(404)
Other comprehensive income – Unrealized gain on valuation of derivative instruments	146	36	182
Conversion options on Convertible Notes purchased (Note 11)	(60)	—	(60)
Common Shares issued under Employee Share Purchase Plan	30	—	30
Issuance of Common Shares to Trustees	434	—	434
Issuance of shares through special dividend	16,193		16,193
Employee Restricted Share awards	983	—	983
Employee Restricted Shares cancelled	(2,715)	—	(2,715)
Employee LTIP Unit awards	—	229	229

Balance at March 31, 2009	$245,880	$210,462	$456,342

Noncontrolling interests includes interests in the Operating Partnership which represent (i) the limited partners’ 642,272 Common OP Units at March 31, 2009 and December 31, 2008, (ii) 188 Series A Preferred OP Units at March 31, 2009 and December 31, 2008, with a stated value of $1,000 per unit, which are entitled to a preferred quarterly distribution of the greater of (a) $22.50 (9% annually) per Series A Preferred OP Unit or (b) the quarterly distribution attributable to a Series A Preferred OP Unit if such unit were converted into a Common OP Unit. Noncontrolling interests also includes outside interests in partially owned affiliates and third-party interests in Fund I, II and III, and Mervyns I and II and three other entities.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	SHAREHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS IN SUBSIDIARIES, (continued)

For the three months ended March 31, 2009, 107,331 employee restricted Common Shares (“Restricted Shares”) were cancelled to pay the employees’ income taxes due on the value of the portion of the Restricted Shares that vested during the period. During the three months ended March 31, 2009 and 2008, the Company recognized accrued Common Share and Common OP Unit-based compensation totaling $1.1 million and $0.9 million, respectively.

6	ACQUISITION AND DISPOSITION OF PROPERTIES AND DISCONTINUED OPERATIONS

Acquisition of Properties

On January 29, 2009, the Company purchased the Cortlandt Towne Center for $78.0 million.

Discontinued Operations

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which requires discontinued operations presentation for disposals of a “component” of an entity, for all periods presented, the Company reclassified its consolidated statements of income to reflect income and expenses for properties that were sold or became held for sale prior to March 31, 2009, as discontinued operations and reclassified its consolidated balance sheets to reflect assets and liabilities related to such properties as assets and liabilities related to discontinued operations.

The combined assets and liabilities of properties held for sale for the period ended March 31, 2009 and December 31, 2008 and the combined results of operations for the three months ended March 31, 2009 and March 31, 2008 are reported separately as discontinued operations. Discontinued operations include six Kroger Supermarket locations that were sold in February of 2009. In addition, 2008 discontinued operations included a residential complex located in North Carolina. The Company sold this complex in April 2008.

The combined assets and liabilities and results of operations of the properties classified as discontinued operations are summarized as follows:

(dollars in thousands)	December 31, 2008

ASSETS
Net real estate	$3,652

Total assets of discontinued operations	$3,652

LIABILITIES
Accounts payable and accrued expenses	$1,368
Other liabilities	83

Total liabilities of discontinued operations	$1,451

	Three months ended March 31,
STATEMENTS OF OPERATIONS
(dollars in thousands)	2009	2008

Total revenues	$188	$1,662
Total expenses	10	915

Operating income	178	747
Gain on sale of property	5,637	—

Income from discontinued operations	5,815	747

Income from discontinued operations attributable to noncontrolling interests in subsidiaries	(4,865)	(199)

Income from discontinued operations attributable to Common Shareholders	$950	$548

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	INVESTMENTS

A. Investments In and Advances to Unconsolidated Partnerships

Retailer Controlled Property Venture (“RCP Venture”)

During January of 2004, the Company commenced the RCP Venture with Klaff Realty, LP (“Klaff”) and Lubert-Adler Management, Inc., through a limited liability company (“KLA”), for the purpose of making investments in surplus or underutilized properties owned by retailers. As of March 31, 2009, the Company has invested $60.5 million through the RCP Venture on a non-recourse basis. Cash flow from any investment in which the RCP Venture participants elect to invest, is to be distributed to the participants until they have received a 10% cumulative return and a full return of all contributions. Thereafter, remaining cash flow is to be distributed 20% to Klaff and 80% to the partners (including Klaff).

The table below summarizes the Company’s invested capital and distributions received from its RCP Venture investments.

Mervyns Department Stores

During September of 2004, the RCP Venture invested in a consortium to acquire the Mervyns Department Store chain (“Mervyns”) consisting of 262 stores (“REALCO”) and its retail operation (“OPCO”) from Target Corporation. The gross acquisition price of $1.2 billion was financed with $800 million of debt and $400 million of equity. The Company contributed $23.2 million of equity and received an approximate 5.2% interest in REALCO and an approximate 2.5% interest in OPCO (which the Company sold in 2007). Subsequent to the initial acquisition, the Company made additional investments of $4.3 million including $1.4 million during the quarter ended March 31, 2009. To date, REALCO has disposed of a significant portion of the portfolio.

During the quarter ended March 31, 2009, REALCO recorded an impairment charge on its investment in certain Mervyns Department Store locations and leasehold interests of which Mervyns I and II recognized a combined loss of $3.1 million. The Operating Partnership’s share of this loss, net of taxes, was $0.4 million.

Through March 31, 2009, the Company made additional investments in locations that are separate from the original investment (“Add-On Investments”) in Mervyns totaling $3.4 million. The Company accounts for these Add-On Investments using the cost method due to the minor ownership interest and the inability to exert influence over KLA’s operating and financial policies.

Albertson’s

During June of 2006, the RCP Venture made its second investment as part of an investment consortium, acquiring Albertson’s and Cub Foods, of which the Company’s share was $20.7 million. Through March 31, 2009, the Company has received distributions from this investment totaling $63.8 million.

During 2007, the Company made Add-On Investments totaling $2.4 million and received distributions totaling $0.5 million. The Company accounts for these Add-On Investments using the cost method due to the minor ownership interest and the inability to exert influence over KLA’s operating and financial policies.

Other RCP Venture Investments

During 2006, the Company made investments of $1.1 million in Shopko, a regional multi-department retailer, and $0.7 million in Marsh, a regional supermarket chain, through the RCP Venture. During 2007, the Company received a $1.1 million cash distribution from the Shopko investment representing 100% of its invested capital. The Company made investments of $ 2.0 million in additional investments in Marsh and received distributions of $1.0 million from Marsh during 2008.

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

A. Investments In and Advances to Unconsolidated Partnerships (continued)

The following table summarizes the Company’s RCP Venture investments from inception through March 31, 2009:

(dollars in thousands)

					Operating Partnership Share

Investor	Investment	Year Acquired	Invested Capital and Advances	Distributions	Invested Capital and Advances	Distributions

Mervyns I and Mervyns II	Mervyns	2004	$27,503	$45,966	$4,901	$11,251
Mervyns I and Mervyns II	Mervyns Add-On Investments	2005/2008	3,445	1,703	283	283
Mervyns II	Albertson’s	2006	20,717	63,833	4,239	11,847
Mervyns II	Albertson’s Add-On Investments	2006/2007	2,409	466	386	93
Fund II	Shopko	2006	1,100	1,100	220	220
Fund II	Marsh	2006	2,667	1,010	533	202
Mervyns II	Rex Stores	2007	2,701	—	535	—

Total			$60,542	$114,078	$11,097	$23,896

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

Fund II Investments

Fund II’s approximately 25% investment in CityPoint is accounted for using the equity method. The Company has determined that CityPoint is a variable interest entity, and the Company is not the primary beneficiary. The Company’s maximum exposure is the carrying value of its investment of $34.2 million.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	INVESTMENTS, (continued)

A. Investments In and Advances to Unconsolidated Partnerships (continued)

Summary of Investments in Unconsolidated Affiliates

The following tables summarize the Company’s investments in unconsolidated affiliates as of March 31, 2009 and December 31, 2008.

	March 31, 2009

(dollars in thousands)	RCP Venture	CityPoint	Brandywine Portfolio	Crossroads	Other Investments	Total

Balance Sheets
Assets:
Rental property, net	$—	$162,134	$128,886	$5,273	$11,371	$307,664
Investment in unconsolidated affiliates	276,733	—	—	—	—	276,733
Other assets	—	3,390	8,991	4,758	2,023	19,162

Total assets	$276,733	$165,524	$137,877	$10,031	$13,394	$603,559

Liabilities and partners’ equity
Mortgage note payable	$—	$34,000	$166,200	$62,948	$5,083	$268,231
Other liabilities	—	1,654	7,837	2,013	941	12,445
Partners’ equity (deficit)	276,733	129,870	(36,160)	(54,930)	7,370	322,883

Total liabilities and partners’ equity	$276,733	$165,524	$137,877	$10,031	$13,394	$603,559

Company’s investment in and advances to unconsolidated affiliates	$16,130	$34,232	$—	$—	$3,257	$53,619

Share of distributions in excess of share of income and investment in unconsolidated affiliates	$—	$—	$(8,354)	$(12,548)	$—	$(20,902)

	December 31, 2008

(dollars in thousands)	RCP Venture	CityPoint	Brandywine Portfolio	Crossroads	Other Investments	Total

Balance Sheets
Assets
Rental property, net	$—	$159,922	$129,679	$5,143	$11,481	$306,225
Investment in unconsolidated affiliates	295,168	—	—	—	—	295,168
Other assets	—	3,983	8,769	5,283	2,770	20,805

Total assets	$295,168	$163,905	$138,448	$10,426	$14,251	$622,198

Liabilities and partners’ equity
Mortgage note payable	$—	$34,000	$166,200	$63,176	$5,173	$268,549
Other liabilities	—	2,307	7,895	2,072	1,083	13,357
Partners equity (deficit)	295,168	127,598	(35,647)	(54,822)	7,995	340,292

Total liabilities and partners’ equity	$295,168	$163,905	$138,448	$10,426	$14,251	$622,198

Company’s investment in and advances to unconsolidated affiliates	$18,066	$33,445	$—	$—	$3,467	$54,978

Share of distributions in excess of share of income and investment in unconsolidated affiliates	$—	$—	$(8,236)	$(12,397)	$—	$(20,633)

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	INVESTMENTS, (continued)

A. Investments In and Advances to Unconsolidated Partnerships (continued)

Summary of Investments in Unconsolidated Affiliates (continued)

	Three Months Ended March 31, 2009

(dollars in thousands)	RCP Venture	Brandywine Portfolio	Crossroads	Other Investments	Total

Statements of Operations
Total revenue	$—	$4,917	$2,109	$459	$7,485
Operating and other expenses	—	1,564	773	304	2,641
Interest expense	—	2,519	846	37	3,402
Equity in losses of affiliates	(32,194)	—	—	—	(32,194)
Depreciation and amortization	—	848	148	127	1,123
Loss on sale of property, net	—	—	—	(390)	(390)

Net (loss) income	$(32,194)	$(14)	$342	$(399)	$(32,265)

Company’s share of net (loss) income	$(3,381)	$43	$166	$(38)	$(3,210)
Amortization of excess investment	—	—	(97)	—	(97)

Company’s share of net (loss) income	$(3,381)	$43	$69	$(38)	$(3,307)

	Three Months Ended March 31, 2008

(dollars in thousands)	RCP Venture	Brandywine Portfolio	Crossroads	Other Investments	Total

Statements of Operations
Total revenue	$—	$5,156	$2,063	$1,241	$8,460
Operating and other expenses	—	1,617	798	1,278	3,693
Interest expense	—	2,519	867	244	3,630
Equity in earnings of affiliates	138,487	—	—	—	138,487
Depreciation and amortization	—	1,067	271	226	1,564

Net income (loss)	$138,487	$(47)	$127	$(507)	$138,060

Company’s share of net income (loss)	$13,326	$(11)	$61	$(44)	$13,332
Amortization of excess investment	—	—	(97)	—	(97)

Company’s share of net income (loss)	$13,326	$(11)	$(36)	$(44)	$13,235

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	NOTES RECEIVABLE AND PREFERRED EQUITY INVESTMENT

At March 31, 2009, the Company’s preferred equity investment and notes receivable aggregated $126.3 million, and were collateralized by the underlying properties, the borrower’s ownership interest in the entities that own the properties and/or by the borrower’s personal guarantee. Interest rates on the Company’s preferred equity investment and notes receivable ranged from 3.41% to in excess of 20% with maturities through January 2017. Notes receivable and preferred equity investments as of March 31, 2009 are as follows:

Description	Effective interest Rate	Final maturity date	Periodic payment terms	Prior liens		Current balance

(dollars in thousands)
Borrower
Mezzanine Loans:
Hitchcock Plaza	15.00%	(1)	(1)	$16,400		$4,286
72nd Street	20.85%	7/18/2011	(2)	185,000	(5)	37,122
Georgetown A	10.25%	11/12/2010	(4)	8,576		8,000
Georgetown B	13.50%	6/27/2010	(3)	114,150		40,000
Notes individually	3.41% to	Demand note to
less than 3%	22.33%	1/1/2017				11,189

Total Mezzanine Loans						100,597

First Mortgages:
East Shore Rd.	10.00%	Demand note	(4)	—		6,150
Fairchild	12.75%	9/11/2010	(4)	—		10,000
Levitz	11.60%	7/17/2010	(4)	—		6,713
Union Plaza	9.50%	6/14/2009				2,830

Total First Mortgages						25,693

Total						$126,290

Notes:

(1)	Principal and interest due upon capital event.

(2)	Principal and interest, including a $7.5 million exit fee, are due upon maturity.

(3)	Payable upon maturity. In accordance with SFAS 150, the preferred equity investment is treated as a debt instrument.

(4)	Interest only payable monthly, principal due on maturity.

(5)	The balance represents a construction loan when fully drawn.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	DERIVATIVE FINANCIAL INSTRUMENTS

The following table summarizes the notional values and fair values of the Company’s derivative financial instruments as of March 31, 2009. The notional value does not represent exposure to credit, interest rate or market risks.

Hedge Type	Notional Value	Rate	Maturity	Fair Value

(dollars in thousands)
Interest rate swaps
LIBOR Swap	$4,449	4.71%	01/01/10	$(135)
LIBOR Swap	10,900	4.90%	10/01/11	(926)
LIBOR Swap	8,155	5.14%	03/01/12	(816)
LIBOR Swap	9,800	4.47%	10/29/10	(532)
LIBOR Swap	15,000	3.79%	11/30/12	(1,094)
LIBOR Swap	15,000	3.41%	11/30/12	(903)
LIBOR Swap	10,000	2.65%	11/30/12	(345)

Interest rate swaps	$73,304			(4,751)

Interest rate LIBOR Cap	$30,000	6.0%	04/01/09	—

Net Derivative instrument liability (1)				$(4,751)

(1)	The derivatives liability is included in Other Liabilities in the Consolidated Balance Sheets.

10.	MORTGAGE LOANS

The Company completed the following transactions related to mortgage loans during the three months ended March 31, 2009:

i) borrowed $6.6 million on three existing construction loans

ii) paid off $4.8 million of self-amortizing debt

iii) closed on a $19.0 million loan that bears interest at a floating rate of LIBOR plus 150 basis points and matures on January 15, 2010 the proceeds of which were used to repay a maturing loan of $19.0 million; and

iv) extended a note that was to mature on March 1, 2009 for one year and adjusted the interest rate from LIBOR plus 100 basis points to LIBOR plus 250 basis points.

The following table sets forth certain information pertaining to the Company’s secured credit facilities:

(dollars in thousands) Borrower	Total available credit facilities	Amount borrowed as of December 31, 2008	2009 net borrowings (repayments) during the three months ended March 31, 2009	Amount borrowed as of March 31, 2009	Letters of credit outstanding as of March 31, 2009	Amount available under credit facilities as of March 31, 2009

Acadia Realty, LP	$72,250	$48,900	$—	$48,900	$10,675	$12,675
Acadia Realty, LP	30,000	—	25,000	25,000	—	5,000
Fund II	70,000	34,681	19,000	53,681	600	15,719
Fund III	245,000	62,250	81,000	143,250	500	101,250

Total	$417,250	$145,831	$125,000	$270,831	$11,775	$134,644

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	CONVERTIBLE NOTES PAYABLE

In December 2006 and January 2007, the Company issued $115.0 million of convertible notes with a fixed interest rate of 3.75% due 2026 (the “Convertible Notes”). The Convertible Notes were issued at par and require interest payments semi-annually in arrears on June 15th and December 15th of each year. The Convertible Notes are unsecured unsubordinated obligations and rank equally with all other unsecured and unsubordinated indebtedness. During the fourth quarter 2008, the Company purchased $8.0 million in principal amount of its Convertible Notes for $6.0 million which resulted in a $2.0 million gain. In addition, during the first quarter of 2009, the Company purchased $18.5 million in principal amount of its Convertible Notes for $13.9 million resulting in a $3.2 million gain.

12.	F AIR VALUE MEASUREMENTS

SFAS No. 157, “Fair Value Measurements” defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants.

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

The following describes the valuation methodologies the Company uses to measure financial assets and liabilities at fair value:

Derivative Instruments — The Company’s derivative financial liabilities primarily represent interest rate swaps and a cap and are valued using Level 2 inputs. The fair value of these instruments is based upon the estimated amounts the Company would sell an asset or pay to transfer a liability in an orderly transaction between market participants at the reporting date and is determined using interest rate market pricing models. With the adoption of SFAS No. 157, the Company has amended the techniques used in measuring the fair value of its derivative positions. This amendment includes the impact of credit valuation adjustments on derivatives measured at fair value. The implementation of this amendment did not have a material impact on the Company’s consolidated financial position or results of operations.

The following table presents the Company’s liabilities measured at fair value based on level of inputs at March 31, 2009:

(dollars in thousands)	Level 1	Level 2	Level 3

Liabilities
Derivatives	$—	$4,751	$—

Total liabilities measured at fair value	$—	$4,751	$—

13.	RELATED PARTY TRANSACTIONS

The Company earns asset management, leasing, disposition, development and construction fees for providing services to an existing portfolio of retail properties and/or leasehold interests in which Klaff has an interest. Fees earned by the Company in connection with this portfolio were $0.2 million and $0.4 million for the three months ended March 31, 2009 and 2008, respectively.

Lee Wielansky, the Lead Trustee of the Company, was paid a consulting fee of $25,000 for each of the three months ended March 31, 2009 and 2008, respectively.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	SEGMENT REPORTING

The Company has four reportable segments: Core Portfolio, Opportunity Funds, Storage Portfolio, and Other. During 2008, the Company acquired a portfolio of self storage properties and later determined that it constitutes, as of year end 2008, a new reportable segment. “Other” primarily consists of management fees, interest income, preferred equity investment and notes receivable. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates property performance primarily based on net operating income before depreciation, amortization and certain nonrecurring items. Investments in the Core Portfolio are typically held long-term. Given the contemplated finite life of the Opportunity Funds, these investments are typically held for shorter terms. Fees earned by the Company as general partner/member of the Opportunity Funds are eliminated in the Company’s consolidated financial statements. The following table sets forth certain segment information for the Company, reclassified for discontinued operations, as of and for three months ended March 31, 2009 and 2008 (does not include unconsolidated affiliates):

Three Months Ended March 31, 2009

(dollars in thousands)	Core Portfolio	Opportunity Funds	Storage Portfolio	Other	Amounts Eliminated in Consolidation	Total

Revenues	$18,816	$8,517	$1,761	$12,177	$(6,160)	$35,111
Property operating expenses and real estate taxes	5,626	4,051	2,390	—	(995)	11,072
Impairment of notes receivable	—	—	—	—	—	—
Other expenses	6,921	3,106	44	—	(3,930)	6,141

Net income (loss) before depreciation and amortization	$6,269	$1,360	$(673)	$12,177	$(1,235)	$17,898

Depreciation and amortization	$4,155	$3,388	$1,049	$—	$—	$8,592

Interest expense	$5,157	$1,471	$1,193	$—	$—	$7,821

Real estate at cost	$475,896	$526,015	$186,339	$—	$(8,213)	$1,180,037

Total assets	$567,584	$608,239	$190,828	$126,290	$(94,877)	$1,398,064

Expenditures for real estate and improvements	$46	$96,196	$(190)	$—	$—	$96,052

Reconciliation to net income and net income attributable to Common Shareholders

Net property income before depreciation and amortization						$17,898
Gain on debt extinguishment						3,150
Depreciation and amortization						(8,592)
Equity in (loss) earnings of unconsolidated affiliates						(3,307)
Interest expense						(7,821)
Income tax provision						(526)
Income from discontinued operations						5,815

Net income						6,617

Net loss attributable to noncontrolling interests in subsidiaries						3,682

Net income attributable to Common Shareholders						$10,299

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	SEGMENT REPORTING (continued)

Three Months Ended March 31, 2008

(dollars in thousands)	Core Portfolio	Opportunity Funds	Storage Portfolio	Other	Amounts Eliminated in Consolidation	Total

Revenues	$17,255	$4,514	$1,419	$11,991	$(7,158)	$28,021
Property operating expenses and real estate taxes	5,536	2,898	741	—	(1,349)	7,826
Other expenses	6,697	3,115	58	—	(3,817)	6,053

Net income before depreciation and amortization	$5,022	$(1,499)	$620	$11,991	$(1,992)	$14,142

Depreciation and amortization	$3,925	$1,916	$380	$—	$—	$6,221

Interest expense	$4,782	$1,435	$379	$—	$—	$6,596

Real estate at cost	$459,793	$392,753	$180,177	$—	$(5,344)	$1,027,379

Total assets	$567,019	$453,559	$184,232	$57,698	$(81,252)	$1,181,256

Expenditures for real estate and improvements	$791	$153,043	$1,034	$—	$—	$154,868

Reconciliation to net income and net income attributable to Common Shareholders

Net property income before depreciation and amortization						$14,142
Depreciation and amortization						(6,221)
Equity in earnings of unconsolidated partnerships						13,235
Interest expense						(6,596)
Income tax provision						(1,857)
Income from discontinued operations						747

Net income						13,450

Net (income) attributable to noncontrolling interests in subsidiaries						(5,212)

Net income attributable to Common Shareholders						$8,238

15.	LONG-TERM INCENTIVE COMPENSATION

On March 5, 2009, the Company issued 8,612 Restricted Shares and 200,574 LTIP Units to officers of the Company. Vesting with respect to these awards is recognized ratably over the next five annual anniversaries of the issuance date. The vesting on 50% of these awards is also generally subject to achieving certain total shareholder returns on the Company’s Common Shares or certain Company performance measures.

Also on March 5, 2009 and March 10, 2009, the Company issued a total of 36,347 Restricted Shares and 8,221 LTIP Units to employees of the Company. Vesting with respect to these awards is recognized ratably over the next five annual anniversaries of the issuance date. The vesting on 1,196 Restricted Shares and 6,258 LTIP Units vest 25% subject to achieving certain total shareholder returns on the Company’s Common Shares or certain Company performance measures.

The total value of the above Restricted Shares and LTIP Units issued was $2.6 million. Compensation expense of $0.2 million has been recognized in the accompanying financial statements related to these Restricted Shares and LTIP Units for the three months ended March 31, 2009.

In 2009, the Company adopted the Long Term Investment Alignment Program (the “Program”) pursuant to which the Company may award units for up to 25% of its Fund III Promote to senior executives when and if such Promote is ultimately realized. As of March 31, 2009, the Company has awarded units representing 60% of the Program, which were determined to have no value at issuance. In accordance with SFAS 123R, “Share-Based Payments,” compensation relating to these awards will be recorded based on the change in the estimated fair value at each reporting period.

Total long-term incentive compensation expense for the three months ended March 31, 2009 and 2008 was $1.1 million and $0.9 million, respectively.

16.	DIVIDENDS AND DISTRIBUTIONS PAYABLE

On March 9, 2009, the Board of Trustees of the Company approved and declared a cash dividend for the quarter ended March 31, 2009 of $0.21 per Common Share and Common OP Unit. The dividend was paid on April 15, 2009 to shareholders of record as of March 31, 2009.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	SUBSEQUENT EVENTS

During April 2009, the Company completed a public share offering whereby it issued 5.75 million Common Shares, which generated net proceeds of approximately $65.0 million.

During April 2009, the Company paid down a total of $33.0 million on two lines of credit.

During April 2009, the Company purchased an additional $11.1 million in principal amount of its outstanding Convertible Notes for $9.3 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is based on the consolidated financial statements of the Company as of March 31, 2009 and 2008 and for the three months then ended. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results performance or achievements expressed or implied by such forward-looking statements. Such factors are set forth under the heading “Item 1A. Risk Factors” in our Form 10-K for the year ended December 31, 2008 and Item 1A of Part II of this Form 10-Q and include, among others, the following: general economic and business conditions, which will, among other things, affect demand for rental space, the availability and creditworthiness of prospective tenants, lease rents and the availability of financing; adverse changes in our real estate markets, including, among other things, competition with other companies; risks of real estate development and acquisition; governmental actions and initiatives; and environmental/safety requirements. Except as required by law, we do not undertake any obligation to update or revise any forward-looking statements contained in this Form 10-Q.

OVERVIEW

As of March 31, 2009, we operated 80 properties, which we own or have an ownership interest in, within our Core Portfolio or within our three Opportunity Funds. Our Core Portfolio consists of those properties either 100% owned by, or partially owned through joint venture interests by the Operating Partnership, or subsidiaries thereof, not including those properties owned through our Opportunity Funds. These 80 properties consist of commercial properties, primarily neighborhood and community shopping centers, self-storage and mixed-use properties with a retail component. The properties we operate are located primarily in the Northeast, Mid-Atlantic and Midwestern regions of the United States. Our Core Portfolio consists of 35 properties comprising approximately 5.5 million square feet. Fund I has 21 properties comprising approximately 1.0 million square feet. Fund II has 10 properties, six of which (representing 1.1 million square feet) are currently operating, two are under construction, and two are in design phase. The Fund II portfolio will approximate 2.0 million square feet upon completion of all current construction and anticipated redevelopment activities. Fund III has 14 properties totaling approximately 1.8 million square feet, of which 11 locations representing 0.9 million net rentable square feet are self storage facilities. The majority of our operating income is derived from rental revenues from these 80 properties, including recoveries from tenants, offset by operating and overhead expenses. As our RCP Venture invests in operating companies, we consider these investments to be private-equity style, as opposed to real estate, investments. Since these are not traditional investments in operating rental real estate, the Operating Partnership invests in these through a taxable REIT subsidiary (“TRS”).

Our primary business objective is to acquire and manage commercial retail properties that will provide cash for distributions to shareholders while also creating the potential for capital appreciation to enhance investor returns. We focus on the following fundamentals to achieve this objective:

–

Own and operate a Core Portfolio of community and neighborhood shopping centers and main street retail located in markets with strong demographics and generate internal growth within the Core Portfolio through aggressive redevelopment, re-anchoring and or leasing activities

–	Maintain a strong and flexible balance sheet through conservative financial practices while ensuring access to sufficient capital to fund future growth

–

Generate external growth through an opportunistic yet disciplined acquisition program. The emphasis is on targeting transactions with high inherent opportunity for the creation of additional value through redevelopment and leasing and/or transactions requiring creative capital structuring to facilitate the transactions. These transactions may include other types of commercial real estate besides those types we invest in through our Core Portfolio. These may also include joint ventures with private equity investors for the purpose of making investments in operating retailers with significant embedded value in their real estate assets

BUSINESS OUTLOOK

The U.S. economy is currently in a recession, which has resulted in a significant decline in retail sales due to reduced consumer spending. Many financial and economic analysts are predicting that this business recession will extend through 2009 and perhaps beyond. Although the occupancy and net operating income within our portfolio has not been materially adversely affected through March 31, 2009, should retailers continue to experience deteriorating sales performance, the likelihood of tenant bankruptcy filings may increase which would negatively impact our results of operations. In addition to the impact on retailers, the economic recession has had an unprecedented impact on the U.S. credit markets. Traditional sources of financing, such as the commercial-mortgage backed security market, have become severely curtailed. If these conditions continue, our ability to finance new acquisitions will be adversely affected. Accordingly, our ability to generate external growth in income could be limited.

See “Item 1A. Risk Factors,” in our Form 10-K for the year ended December 31, 2008 (our “2008 Form 10-K”) including the discussions under the headings “The current global financial crisis may cause us to lose tenants and may impair our ability to borrow money to purchase properties, refinance existing debt or obtain the necessary financing to complete our current redevelopment” and “The bankruptcy of, or a downturn in the business of, any of our major tenants or a significant number of our smaller tenants may adversely affect our cash flows and property values”.

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no material changes to the items that we disclosed as our critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2008 Form 10-K.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2009 (“2009”) to the three months ended March 31, 2008 (“2008”)

Revenues

	2009				2008

(dollars in millions)	Core Portfolio	Opportunity Funds	Storage Portfolio	Other (1)	Core Portfolio	Opportunity Funds	Storage Portfolio	Other (1)

Minimum rents	$12.6	$7.2	$1.5	$—	$12.7	$4.3	$1.3	$—
Percentage rents	0.2	—	—	—	0.2	—	—	—
Expense reimbursements	4.1	1.4	—	—	4.2	0.3	—	—
Other property income	0.2	—	0.3	—	0.1	—	0.1	—
Management fee income	—	—	—	0.8	—	—	—	2.0
Interest income	—	—	—	5.1	—	—	—	2.8
Other income	1.7	—	—	—	—	—	—	—

Total revenues	$18.8	$8.6	$1.8	$5.9	$17.2	$4.6	$1.4	$4.8

(1)

Includes fees earned by the Company as general partner/managing member of the Opportunity Funds that are eliminated in consolidation. These fees are adjusted in noncontrolling interests. Reference is made to Note 14 to the Notes to Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q for an overview of our four reportable segments.

The increase in minimum rents in the Opportunity Funds primarily relates to additional rents following the acquisition of Cortlandt Towne Center (“2009 Fund Acquisition”) of $1.4 million and Fordham Place being partially placed in service in the second half of 2008 of $1.5 million.

Expense reimbursements in the Opportunity Funds increased for both real estate taxes and common area maintenance as a result of the 2009 Fund Acquisition as well as Pelham Manor Shopping Center and Fordham Place being partially placed in service in the second half of 2008.

Management fee income decreased primarily as a result of lower fees earned of $1.0 million from the City Point development project.

The increase in interest income was the result of higher interest earning assets in 2009, primarily from a new preferred equity investment and a note receivable originated during the later part of 2008.

Other income in the Core Portfolio increased $1.7 million as a result of a sales contract deposit forfeited duirng 2009.

Operating Expenses

	2009				2008

(dollars in millions)	Core Portfolio	Opportunity Funds	Storage Portfolio	Other	Core Portfolio	Opportunity Funds	Storage Portfolio	Other

Property operating	$3.4	$2.1	$1.9	$—	$3.3	$1.2	$0.6	$—
Real estate taxes	2.3	0.9	0.5	—	2.3	0.3	0.1	—
General and administrative	6.9	4.1	—	(4.9)	6.7	4.5	0.1	(5.2)
Depreciation and amortization	4.2	3.4	1.0	—	3.9	1.9	0.4	—

Total operating expenses	$16.8	$10.5	$3.4	$(4.9)	$16.2	$7.9	$1.2	$(5.2)

The increase in property operating expenses in the Opportunity Funds was primarily the result of the 2009 Fund Acquisition. The increase in property operating expenses in the Storage Portfolio relates to the February 2008 acquisition of the Storage Post Portfolio (“2008 Storage Acquisition”).

The increase in real estate taxes in the Opportunity Funds was attributable to the 2009 Fund Acquisition. The increase in real estate taxes in the Storage Portfolio relates to the 2008 Storage Acquisition.

The increase in general and administrative expense in the Core Portfolio was primarily attributable to severance costs in 2009 associated with staff reductions. This increase was partially offset by employee terminations in the second half of 2008. The decrease in general and administrative expense in the Opportunity Funds primarily relates to the reduction in Promote expense attributable to Fund I and Mervyns I. The increase in general and administrative expense in Other primarily relates to the elimination of the Fund I and Mervyns I Promote expense for consolidated financial statement presentation purposes.

Depreciation expense in the Core Portfolio increased $0.4 million as a result of Ledgewood Mall being reclassified as a continuing operation in 2009 as opposed to being held for sale, or a discontinued operation in 2008. Depreciation expense increased $1.1 million in the Opportunity Funds due to the 2009 Fund Acquisition as well as Pelham Manor Shopping Plaza and Fordham Plaza being partially placed in service in the second half of 2008. Amortization expense increased $0.4 million in the Opportunity Funds as a result of additional amortization of loan costs related to Pelham and Fordham Plaza being partially placed in service in the second half of 2008. Depreciation expense and amortization expense increased $0.6 million in the Storage Portfolio as a result of the 2008 Storage Acquisition.

Other

	2009				2008

(dollars in millions)	Core Portfolio	Opportunity Funds	Storage Portfolio	Other	Core Portfolio	Opportunity Funds	Storage Portfolio	Other

Equity in earnings from unconsolidated affiliates	$0.1	$(3.4)	$—	$—	$—	$13.2	$—	$—
Interest expense	(5.1)	(1.5)	(1.2)	—	(4.8)	(1.4)	(0.4)
Gain on extinguishment of debt	3.2	—	—	—	—	—	—	—
Income tax provision	0.5	—	—	—	1.8	—	—	—
Income from discontinued operations	—	—	—	5.8	—	—	—	0.7
Loss (income) attributable to noncontrolling interests in subsidiaries - Continuing operations	(0.2)	7.5	0.1	1.1	0.1	(6.5)	—	1.4
Loss (income) attributable to noncontrolling interests in subsidiaries - Discontinued operations	—	(4.9)	—	—	—	(0.2)	—	—

Equity in earnings of unconsolidated affiliates in the Opportunity Funds decreased primarily as a result of our pro rata share of gains from the sale of Mervyns locations in 2008.

Total interest expense in the Core Portfolio increased $0.3 million in 2009. This was the result of a $0.4 million increase attributable to higher average outstanding borrowings in 2009 offset by a $0.1 million decrease attributable to lower average interest rates in 2009. Interest expense in the Opportunity Fund increased $0.1 million in 2009. This was the result of an increase of $1.0 million due to higher average outstanding borrowings in 2009 and $0.5 million of lower capitalized interest in 2009. These increases were offset by a $1.4 million decrease related to lower average interest rates in 2009. Interest expense in the Storage Portfolio increased $0.8 million as a result of the 2008 Storage Acquisition.

The gain on extinguishment of debt of $3.2 million is attributable to the purchase of our convertible debt at a discount in 2009.

The variance in income tax provision in the Core Portfolio primarily relates to income taxes at the taxable REIT subsidiary (“TRS”) level for our share of gains from the sale of Mervyns locations in 2008.

Income from discontinued operations represents activity related to properties sold in 2009 and 2008.

Loss (income) attributable to noncontrolling interests in subsidiaries - Continuing operations for the Opportunity Funds primarily represents the noncontrolling interests’ share of all Opportunity Fund activity and ranges from a 77.8% interest in Fund I to an 80.1% interest in Fund III. The variance between 2009 and 2008 represents the noncontrolling interests’ share of all the Opportunity Funds variances discussed above. Loss (income) attributable to noncontrolling interests in subsidiaries - Continuing operations in Other relates to the noncontrolling interests’ share of capitalized construction, leasing and legal fees.

Loss (income) attributable to noncontrolling interests in subsidiaries - Discontinued operations for the Opportunity Funds primarily represents the noncontrolling interests’ share of activity related to properties sold in 2009 and 2008.

Funds from Operations

Consistent with the National Association of Real Estate Investment Trusts (“NAREIT”) definition, we define funds from operations (“FFO”) as net income attributable to Common Shareholders (computed in accordance with GAAP), excluding gains (or losses) from sales of depreciated property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.

We consider FFO to be an appropriate supplemental disclosure of operating performance for an equity REIT due to its widespread acceptance and use within the REIT and analyst communities. FFO is presented to assist investors in analyzing our performance. They are helpful as they exclude various items included in net income that is not indicative of the operating performance, such as gains (or losses) from sales of property and depreciation and amortization. However, our method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO does not represent cash generated from operations as defined by GAAP and are not indicative of cash available to fund all cash needs, including distributions. FFO should not be considered as an alternative to net income for the purpose of evaluating our performance or to cash flows as measures of liquidity.

The reconciliation of net income to FFO for the three months ended March 31, 2009 and 2008 is as follows:

	Three months ended March 31,

(dollars in millions)	2009	2008

Net income attributable to Common Shareholders	$10.3	$8.2
Depreciation of real estate and amortization of leasing costs (net of noncontrolling interests’ share)
Consolidated affiliates	4.4	3.6
Unconsolidated affiliates	0.4	0.5
Gain on sale (net of noncontrolling interests’ share)	(0.9)	—
Income attributable to noncontrolling interest in Operating Partnership (1)	0.1	0.1

Funds from operations	$14.3	$12.4

Cash flows provided by (used in):
Operating activities	$19.1	$(5.3)
Investing activities	(88.7)	(157.3)
Financing activities	98.8	135.1

Notes:

    (1) Does not include distributions paid to Series A and B Preferred OP Unit holders.

USES OF LIQUIDITY

Our principal uses of liquidity are expected to be primarily for (i) distributions to our shareholders and OP unit holders, (ii) investments which include the funding of our capital committed to our Opportunity Funds and property acquisitions and redevelopment/re-tenanting activities within our Core Portfolio, and (iii) debt service and loan repayments, including the repurchase of our Convertible Notes.

Distributions

In order to qualify as a REIT for Federal income tax purposes, we must currently distribute at least 90% of our taxable income to our shareholders. For the three months ended March 31, 2009, we paid dividends and distributions on our Common Shares and Common OP Units totaling $6.9 million. In addition, in December of 2008, our Board of Trustees approved a special dividend of approximately $0.55 per share, or $18.0 million in the aggregate, which was associated with taxable gains arising from property dispositions in 2008, which was paid on January 30, 2009, to shareholders of record as of December 31, 2008. 90% of the special dividend was paid through the issuance of 1.3 million Common Shares and 10%, or $1.8 million, was paid in cash. Recognizing the need to maintain maximum financial flexibility in light of the current state of the economy and the capital markets, and considering the increased dividend requirements that would be necessary to maintain the current per share level of dividends on an increased number of shares issued in connection with our issuance of Common Shares during April 2009 (See SOURCES OF LIQUIDITY), we expect our per share dividend payments on our Common Shares for the balance of 2009 to be reduced. We expect that our current cash dividend per share of $0.84 on an annualized basis will be reduced based on the 5.75 million Common Shares issued during April 2009. We expect to maintain our current aggregate annualized cash dividend of approximately $28.6 million for 2009, including the dividend paid for the three months ended March 31, 2009. Notwithstanding the foregoing, the decision to declare and pay dividends on our Common Shares in the future, as well as the timing, amount and composition of any such future dividends will be at the sole discretion of our Board of Trustees.

Investments

Fund I and Mervyns I

Reference is made to Notes 1 and 7 to the Notes to Consolidated Financial Statements in Part 1, Item 1 in this Form 10-Q for an overview of Fund I and Mervyns I. Fund I has returned all invested capital and accumulated preferred return thus triggering our Promote in all future Fund I earnings and distributions. Fund I currently owns, or has ownership interest in, 21 assets comprising approximately 1.0 million square feet as follows:

Shopping Center	Location	Year acquired	GLA

New York Region

New York
Tarrytown Shopping Center	Tarrytown (Westchester County)	2004	35,291

Mid-Atlantic Region

Ohio
Granville Centre	Columbus	2002	134,997
Michigan
Sterling Heights Shopping Center	Detroit	2004	154,835

Various Regions
Kroger/Safeway Portfolio	Various	2003	709,400

Total			1,034,523

In addition, we, along with our Fund I investors have invested in Mervyns as discussed in Note 7 in the Notes to Consolidated Financial Statements in Part 1, Item 1 in this Form 10-Q under the RCP Venture below.

Fund II and Mervyns II

Reference is made to Notes 1 and 7 to the Notes to Consolidated Financial Statements in Part 1, Item 1 in this Form 10-Q for an overview of Fund II and Mervyns II. To date, Fund II’s primary investment focus has been in the New York Urban/Infill Redevelopment Initiative and the Retailer Controlled Property Venture.

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

To date, Fund II has invested in nine New York Urban Infill Redevelopment construction projects, eight of which are in conjunction with P/A, as follows:

				Redevelopment (dollars in millions)

Property	Location	Year acquired	Purchase price	Anticipated additional costs	Estimated completion	Square feet upon completion

Liberty Avenue (1) (2)	Queens	2005	$14.9	$—	Completed	125,000
216th Street(3)	Manhattan	2005	27.7	—	Completed	60,000
Fordham Place	Bronx	2004	30.0	95.0	1st half 2009	271,000
Pelham Manor Shopping Center (1)	Westchester	2004	—	65.0	Completed	320,000
161st Street	Bronx	2005	49.0	16.0	Completed	232,000
Canarsie Plaza	Brooklyn	2007	21.0	53.0	1st half 2011	257,000
Sherman Plaza	Manhattan	2005	25.0	30.0	(4)	216,000
CityPoint (1)	Brooklyn	2007	29.0	199.8	(4)	419,000
Atlantic Avenue (5)	Brooklyn	2007	5.0	18.0	2nd half 2009	110,000

Total			$201.6	$476.8		2,010,000

Notes:

(1)	Fund II acquired a ground lease interest at this property.

(2)	Liberty Avenue redevelopment is complete. The purchase price includes redevelopment costs of $14.9 million.

(3)	216th Street redevelopment is complete. The purchase price includes redevelopment costs of $20.7 million.

(4)	To be determined

(5)	P/A is not a partner in this project.

Acadia Strategic Opportunity Fund III, LLC (“Fund III”)

Reference is made to Note 1 in the Notes to Consolidated Financial Statements in Part 1, Item 1 in this Form 10-Q for an overview of Fund III. As of March 31, 2009, $96.5 million has been invested in Fund III, of which the Operating Partnership contributed $19.2 million.

New York Urban Infill Redevelopment Initiative

Fund III has invested in the New York Urban/Infill Redevelopment initiative and another investment as follows:

				Redevelopment (dollars in millions)

Property	Location	Year acquired	Purchase price	Anticipated additional costs	Square feet upon completion

Sheepshead Bay	Brooklyn, NY	2007	$20.0	$89.0	240,000
125 Main Street	Westport, CT	2007	17.0	6.0	30,000

Total			$37.0	$95.0	270,000

Other Fund III Investments

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

During January 2009, Fund III purchased Cortlandt Towne Center for $78 million. The property is a 640,000 square foot shopping center located in Westchester County, NY, a trade area with high barriers to entry for regional and national retailers.

Preferred Equity Investment and Notes Receivable

Reference is made to Note 8 to the Notes to Consolidated Financial Statements in Part 1, Item 1 in this Form 10-Q for an overview of our preferred equity investment and notes receivable. At March 31, 2009, our preferred equity investment and notes receivable aggregated $126.3 million and accrued interest thereon of $9.6 million, and were collateralized by the underlying properties, the borrower’s ownership interest in the entities that own the properties and/or by the borrower’s personal guarantee. Effective interest rates on our preferred equity investment, mezzanine loan investments and notes receivable ranged from 3.41% to in excess of 20% with maturities through January 2017.

Purchase of Convertible Notes

Repurchase of our Convertible Notes is another use of our liquidity. During the first quarter of 2009, we purchased an additional $18.5 million in principal amount of our outstanding Convertible Notes for $13.9 million. During April 2009, we purchased an additional $11.1 million in principal amount for $9.3 million.

Share Repurchase

We have an existing share repurchase program that authorizes management, at its discretion, to repurchase up to $20.0 million of our outstanding Common Shares. The program may be discontinued or extended at any time and there is no assurance that we will purchase the full amount authorized. Under this program we have repurchased 2.1 million Common Shares, none of which were repurchased after December 2001. As of March 31, 2009, management may repurchase up to approximately $7.5 million of our outstanding Common Shares under this program.

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

As of March 31, 2009, we had approximately $134.6 million of additional capacity under existing debt facilities and cash and cash equivalents on hand of $116.0 million.

Shelf Registration Statement and Issuance of Equity

During April 2009, we filed a shelf registration on Form S-3 providing for offerings of up to a total of $500.0 million of Common Shares, Preferred Shares and debt securities. During April 2009, we issued 5.75 million Common Shares and generated net proceeds of approximately $65.0 million. We used $33.0 million of these proceeds to reduce the outstanding balance on two of our lines of credit (see “Financing and Debt” below) and $9.3 million to repurchase our Convertible Notes. Following this issuance, we have remaining capacity under this registration statement to issue up to approximately $350 million of these securities.

Asset Sales

Asset sales are an additional source of liquidity for us. On February 2, 2009, The Kroger Co. purchased the fee at six locations in Fund I’s Kroger/Safeway Portfolio for $14.6 million of which Fund I’s share of the sales proceeds amounted to $8.1 million after the repayment of the mortgage debt on these properties.

Financing and Debt

At March 31, 2009, mortgage and convertible notes payable aggregated $864.5 million, net of unamortized premium of $0.1 million and unamortized discount of $5.0 million, and were collateralized by 33 properties and related tenant leases. Interest rates on our outstanding mortgage indebtedness and convertible notes payable ranged from 1.10% to 7.18% with maturities that ranged from May 2009 to November 2032. Taking into consideration $73.3 million of notional principal under variable to fixed-rate swap agreements currently in effect, $487.1 million of the portfolio, or 56.3%, was fixed at a 5.35% weighted average interest rate and $377.4 million, or 43.7% was floating at a 2.19% weighted average interest rate. There is $135.9 million of debt maturing in 2009 at weighted average interest rates of 3.29%. Of this amount, $5.4 million represents scheduled annual amortization. The loans relating to $96.0 million of the 2009 maturities provide for extension options, which we believe we will be able to exercise. If we are unable to extend these loans and refinance the balance of $34.5 million, we believe we will be able to repay this debt with existing liquidity, including unfunded capital commitments from the Opportunity Fund investors. As it relates to maturities after 2009, we may not have sufficient cash on hand to repay such indebtedness, we may have to refinance this indebtedness or select other alternatives based on market conditions at that time. Given the current lack of liquidity in the credit markets and the current economic recession, which may cause us to lose tenants or not secure new tenants for existing centers or projects under development, refinancing this debt will be very difficult. See the “Item 1A. Risk Factors,” including the discussions under the headings “The current global financial crisis may cause us to lose tenants and may impair our ability to borrow money to purchase properties, refinance existing debt or obtain the necessary financing to complete our current redevelopment” in our 2008 Form 10-K.

We completed the following transactions related to mortgage loans during the three months ended March 31, 2009:

i) borrowed $6.6 million on three existing construction loans

ii) paid off $4.8 million of self-amortizing debt

iii) closed on a $19.0 million loan that bears interest at a floating rate of LIBOR plus 150 basis points and matures on January 15, 2010, the proceeds of which were used to repay a maturing loan of $19.0 million; and

iv) extended a note that was to mature March 1, 2009 for one year and adjusted the interest rate from LIBOR plus 100 basis points to LIBOR plus 250 basis points.

Subsequent to March 31, 2009, we paid down $33.0 million on existing lines of credit which increased the amount available under credit facilities from $134.6 million to $167.6 million.

The following table sets forth certain information pertaining to the Company’s secured credit facilities:

(dollars in millions)

Borrower	Total available credit facilities	Amount borrowed as of December 31, 2008	2009 net borrowings (repayments) during the three months ended March 31, 2009	Amount borrowed as of March 31, 2009	Letters of credit outstanding as of March 31, 2009	Amount available under credit facilities as of March 31, 2009

Acadia Realty, LP	$72.3	$48.9	$—	$48.9	$10.7	$12.7
Acadia Realty, LP	30.0	—	25.0	25.0	—	5.0
Fund II	70.0	34.7	19.0	53.7	0.6	15.7
Fund III	245.0	62.3	81.0	143.3	0.5	101.2

Total	$417.3	$145.9	$125.0	$270.9	$11.8	$134.6

The following table summarizes our mortgage indebtedness as of March 31, 2009 and December 31, 2008:

(dollars in millions)

Lender/Originator	March 31, 2009	December 31, 2008	Interest Rate at March 31, 2009	Maturity	Properties Encumbered	Payment Terms

Mortgage notes payable – variable-rate
Bank of America, N.A.	$9.6	$9.6	1.90% (LIBOR +1.40% )	6/29/2012	(1)	(30)
RBS Greenwich Capital	30.0	30.0	1.90% (LIBOR +1.40% )	4/1/2010	(2)	(31)
PNC Bank, National Association	11.4	11.4	2.15% (LIBOR +1.65% )	5/18/2009	(4)	(41)
Bank of America, N.A.	15.5	15.5	1.80% (LIBOR +1.30% )	12/1/2011	(6)	(30)
Anglo Irish Bank Corporation	9.8	9.8	2.15% (LIBOR +1.65% )	10/30/2010	(10)	(31)
Eurohypo AG	84.6	80.5	2.25% (LIBOR +1.75% )	10/4/2009	(5)	(41)
Bank of China	—	19.0	2.35% (LIBOR +1.85% )	1/15/2009	(21)	(31)
Bank of America	19.0	—	2.00% (LIBOR +1.50% )	1/15/2010	(21)	(31)

Sub-total mortgage notes payable	179.9	175.8

Secured credit facilities:
Bank of America, N.A.	48.9	48.9	1.75% (LIBOR +1.25% )	12/1/2010	(7)	(32)
Bank of America, N.A./ Bank of New York	53.7	34.7	3.00% (LIBOR +2.50% )	3/1/2010	(8)	(30)
Bank of America, N.A	143.2	62.2	1.10% (Commercial Paper +0.45%)	10/9/2011	(9)	(30)
J.P. Morgan Chase	25.0	—	1.75% (LIBOR +1.25% )	3/29/2010	(29)	(31)

Sub-total secured credit facilities	270.8	145.8

Interest rate swaps (42)	(73.3)	(73.4)

Total variable-rate debt	377.4	248.2

Mortgage notes payable – fixed-rate
RBS Greenwich Capital	14.5	14.6	5.64%	9/6/2014	(13)	(30)
RBS Greenwich Capital	17.6	17.6	4.98%	9/6/2015	(14)	(33)
RBS Greenwich Capital	12.5	12.5	5.12%	11/6/2015	(15)	(34)
Bear Stearns Commercial	34.6	34.6	5.53%	1/1/2016	(16)	(35)
Bear Stearns Commercial	20.5	20.5	5.44%	3/1/2016	(17)	(31)
J.P. Morgan Chase	8.3	8.3	6.40%	11/1/2032	(18)	(30)
Column Financial, Inc.	9.6	9.7	5.45%	6/11/2013	(19)	(30)
Merrill Lynch Mortgage Lending, Inc.	23.5	23.5	6.06%	10/1/2016	(20)	(36)
Cortlandt Deposit Corp	—	1.2	6.62%	2/1/2009	(22)	(40)
Cortlandt Deposit Corp	—	2.3	6.51%	1/15/2009	(23)	(40)
Bank of America N.A.	25.5	25.5	5.80%	10/1/2017	(3)	(31)
Bear Stearns Commercial	26.3	26.2	5.88%	8/1/2017	(11)	(37)
Wachovia	26.0	26.0	5.42%	2/11/2017	(12)	(31)
Bear Stearns Commercial	27.2	25.3	7.18%	1/1/2020	(27)	(41)
GEMSA Loan Services, L.P.	4.9	4.9	5.37%	12/1/2009	(24)	(30)
Wachovia	34.1	34.3	5.86%	6/11/2009	(25)	(31)
GEMSA Loan Services, L.P.	41.5	41.5	5.30%	3/16/2011	(26)	(30)
Bear Stearns Commercial	3.7	3.3	7.14%	1/1/2020	(28)	(39)
Interest rate swaps (42)	73.3	73.4	5.41%	(43)

Total fixed-rate debt	403.6	405.2

Total fixed and variable debt	781.0	653.4

Unamortized premium	0.1	0.1

Total	$781.1	$653.5

Notes:

(1)	Village Commons Shopping Center

(2)	161st Street

(3)	216th Street

(4)	Liberty Avenue

(5)	Fordham Place

(6)	Branch Shopping Center

(7)	Line of credit secured by the following properties:

Marketplace of Absecon

Bloomfield Town Square

Hobson West Plaza

Town Line Plaza

Methuen Shopping Center

Abington Towne Center

(8)	Acadia Strategic Opportunity Fund II, LLC line of credit secured by unfunded investor capital commitments

(9)	Acadia Strategic Opportunity Fund III, LLC line of credit secured by unfunded investor capital commitments

(10)	Tarrytown Center

(11)	Merrillville Plaza

(12)	239 Greenwich Avenue

(13)	New Loudon Center

(14)	Crescent Plaza

(15)	Pacesetter Park Shopping Center

(16)	Elmwood Park Shopping Center

(17)	Gateway Shopping Center

(18)	Boonton Shopping Center

(19)	Chestnut Hill

(20)	Walnut Hill

(21)	Sherman Avenue

(22)	Kroger Portfolio

(23)	Safeway Portfolio

(24)	Acadia Suffern

(25)	Acadia Storage Company, LLC

(26)	Acadia Storage Post Portfolio CO, LLC

(27)	Pelham Manor

(28)	Atlantic Avenue

(29)	Line of credit secured by the Ledgewood Mall

(30)	Monthly principal and interest.

(31)	Interest only monthly.

(32)	Annual principal and monthly interest.

(33)	Interest only monthly until 9/10; monthly principal and interest thereafter.

(34)	Interest only monthly until 12/08; monthly principal and interest thereafter.

(35)	Interest only monthly until 1/10; monthly principal and interest thereafter.

(36)	Interest only monthly until 10/11; monthly principal and interest thereafter.

(37)	Interest only monthly until 7/12 monthly principal and interest thereafter.

(38)	Interest only monthly until 11/12 monthly principal and interest thereafter.

(39)	Interest only monthly until 12/1/14 monthly principal and interest thereafter

(40)	Annual principal and semi-annual interest payments.

(41)	Interest only upon draw down on construction loan.

(42)	Maturing between 1/1/10 and 11/30/12.

(43)	Represents the amount of the Company’s variable-rate debt that has been fixed through certain cash flow hedge transactions (Note 9).

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

At March 31, 2009, maturities on our mortgage notes ranged from May 2009 to November 2032. In addition, we have non-cancelable ground leases at seven of our shopping centers. We also lease space for our corporate headquarters for a term expiring in 2015. The following table summarizes our debt maturities and obligations under non-cancelable operating leases as of March 31, 2009:

(dollars in millions)

	Payments due by period

Contractual obligation	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years

Future debt maturities	$864.5	$135.9	$473.0	$23.1	$232.5
Interest obligations on debt	148.6	24.5	48.7	29.9	45.5
Operating lease obligations	121.8	3.8	10.3	10.7	97.0
Construction commitments[1]	17.8	17.8	—	—	—

Total	$1,152.7	$182.0	$532.0	$63.7	$375.0

Notes:

1 In conjunction with the redevelopment of our Core Portfolio and Opportunity Fund properties, we have entered into construction commitments with general contractors. We intend to fund these requirements with existing liquidity.

OFF BALANCE SHEET ARRANGEMENTS

We have investments in the following joint ventures for the purpose of investing in operating properties. We account for these investments using the equity method of accounting as we have a noncontrolling interest. As such, our financial statements reflect our share of income and loss from but not the assets and liabilities of these joint ventures.

Reference is made to Note 7 in the Notes to Consolidated Financial Statements in Part 1, Item 1 in this Form 10-Q for a discussion of our unconsolidated investments. Our pro rata share of unconsolidated debt related to these investments is as follows:

(dollars in millions)

Investment	Pro rata share of mortgage debt	Interest rate at March 31, 2009	Maturity date

Crossroads	$30.8	5.37%	December 2014
Brandywine	36.9	5.99%	July 2016
CityPoint	7.8	3.00%	August 2009
Sterling Heights	3.2	2.35%	August 2010

Total	$78.7

In addition, we have arranged for the provision of five separate letters of credit in connection with certain leases and investments. As of March 31, 2009, there were no outstanding balances under any of these letters of credit. If these letters of credit were fully drawn, the combined maximum amount of exposure would be $11.8 million.

HISTORICAL CASH FLOW

The following table compares the historical cash flow for the three months ended March 31, 2009 (“2009”) with the cash flow for the three months ended March 31, 2008 (“2008”)

	Three months ended March 31,

(dollars in millions)	2009	2008	Change

Net cash provided by operating activities	$19.1	$(5.3)	$24.4
Net cash used in investing activities	(88.7)	(157.3)	68.6
Net cash provided by financing activities	98.8	135.1	(36.3)

Total	$29.2	$(27.5)	$56.7

A discussion of the significant changes in cash flow for 2009 versus 2008 is as follows:

An increase of $24.4 million in net cash provided by operating activities resulted primarily from a net increase in cash provided by other assets, which was the result of additional cash used for the purchase of short term financial instruments in 2008 and the subsequent redemption of these financial instruments in 2009.

A decrease of $68.6 million of net cash used in investing activities resulted from the following: (i) a decrease of $59.0 million in expenditures for real estate, development and tenant installations in 2009 and (ii) an additional $9.5 million, before amounts allocated to noncontrolling interests, in proceeds from the sale of Kroger properties in 2009.

The $36.3 million decrease in net cash provided by financing activities was attributable to the following decreases in cash for 2009: (i) a decrease of $46.0 million in capital contributions from partners and members in 2009, (ii) a decrease of $18.2 million from borrowings in 2009 and (iii) an additional $13.9 million of cash used for the purchase of convertible notes in 2009. These 2009 cash decreases were offset by the following: (i) $36.3 million of additional cash used for the repayment of debt in 2008 and (ii) a decrease of $5.5 million in cash dividends paid to Common Shareholders in 2009.

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

Currently, we manage our exposure to fluctuations in interest rates primarily through the use of fixed-rate debt and interest rate swap agreements. As of March 31, 2009, we had total mortgage debt and convertible notes payable of $864.5 million, net of unamortized premium of $0.1 million and unamortized discount of $5.0 million, of which $487.1 million or 56.3%, was fixed-rate, inclusive of interest rate swaps, and $377.4 million, or 43.7%, was variable-rate based upon LIBOR or commercial paper rates plus certain spreads. As of March 31, 2009, we were a party to seven interest rate swap transactions and one interest rate cap transaction to hedge our exposure to changes in interest rates with respect to $73.3 million and $30.0 million of LIBOR-based variable-rate debt, respectively.

Of our total consolidated outstanding debt, $135.9 million and $188.0 million will become due in 2009 and 2010, respectively. As we intend on refinancing some or all of such debt at the then-existing market interest rates which may be greater than the current interest rate, our interest expense would increase by approximately $3.3 million annually if the interest rate on the refinanced debt increased by 100 basis points. After giving effect to noncontrolling interest, the Company’s share of this increase would be $1.3 million.

Interest expense on our consolidated variable-rate debt, net of variable to fixed-rate swap agreements currently in effect, as of March 31, 2009 would increase by $3.8 million annually if LIBOR increased by 100 basis points. After giving effect to noncontrolling interest, the Company’s share of this increase would be $1.0 million. We may seek additional variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, we would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.

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

There have been no material legal proceedings beyond those previously disclosed in our 2008 Form 10-K.

Item 1A.	Risk Factors.

The most significant risk factors applicable to the Company are described in Item 1A of our 2008 Form 10-K. There have been no material changes to those previously-disclosed risk factors.

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

ACADIA REALTY TRUST

May 7, 2009	/s/ Kenneth F. Bernstein

Kenneth F. Bernstein
President and Chief Executive Officer
(Principal Executive Officer)

May 7, 2009	/s/ Michael Nelsen

Michael Nelsen
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

3.1	Declaration of Trust of the Company, as amended (1)

3.2	Fourth Amendment to Declaration of Trust (2)

3.3	Amended and Restated By-Laws of the Company (3)

3.4	Fifth Amendment to Declaration of Trust (5)

3.5	First Amendment the Amended and Restated Bylaws of the Company (5)

4.1	Voting Trust Agreement between the Company and Yale University dated February 27, 2002 (4)

10.13	Description of Long Term Investment Alignment Program (9)

10.16

Note Modification Agreement, Note, Mortgage Modification Agreement, Mortgage, Assignment of Leases and Rents and Security Agreement between Acadia-P/A Sherman Avenue LLC and Bank of America N. A. dated January 15, 2009 (5)

31.1	Certification of Chief Executive Officer pursuant to rule 13a–14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (5)

31.2	Certification of Chief Financial Officer pursuant to rule 13a–14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (5)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)

99.1	Amended and Restated Agreement of Limited Partnership of the Operating Partnership (6)

99.2	First and Second Amendments to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership (6)

99.3	Third Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership (7)

99.4	Fourth Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership (7)

99.5	Certificate of Designation of Series A Preferred Operating Partnership Units of Limited Partnership Interest of Acadia Realty Limited Partnership (8)

99.6	Certificate of Designation of Series B Preferred Operating Partnership Units of Limited Partnership Interest of Acadia Realty Limited Partnership (7)

Notes:

(1)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal Year ended December 31, 1994

(2)	Incorporated by reference to the copy thereof filed as an Exhibit to Company’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 1998

(3)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2005.

(4)	Incorporated by reference to the copy thereof filed as an Exhibit to Yale University’s Schedule 13D filed on September 25, 2002

(5)	Filed herewith.

(6)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Registration Statement on Form S-3 filed on March 3, 2000

(7)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2003

(8)	Incorporated by reference to the copy thereof filed as an Exhibit to Company’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 1997

(9)	Incorporated by reference to page 20 to the Company’s 2009 Annual Proxy Statement filed with the SEC April 9, 2009