Form 10-Q
period 2009-06-30
ACADIA REALTY TRUST
filed 2009-08-06
CIK 899629

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number 1-12002

ACADIA REALTY TRUST

(Exact name of registrant in its charter)
MARYLAND (State or other jurisdiction of incorporation or organization) 1311 MAMARONECK AVENUE, SUITE 260 WHITE PLAINS, NY (Address of principal executive offices)	23-2715194 (I.R.S. Employer Identification No.) 10605 (Zip Code)

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

As of August 6, 2009 there were 39,678,826 common shares of beneficial interest, par value $.001 per share, outstanding.

ACADIA REALTY TRUST AND SUBSIDIARIES

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements.

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)	June 30, 2009	December 31, 2008
	(unaudited)	as adjusted
ASSETS
Real estate
Land	$309,806	$294,132
Buildings and improvements	795,118	729,159
Construction in progress	84,647	70,423
	1,189,571	1,093,714
Less: accumulated depreciation	179,370	165,803
Net real estate	1,010,201	927,911
Cash and cash equivalents	107,739	86,691
Cash in escrow	7,344	6,794
Investments in and advances to unconsolidated affiliates	52,967	54,978
Rents receivable, net	13,655	12,660
Notes receivable and preferred equity investment, net	124,500	125,587
Deferred charges, net of amortization	24,511	21,899
Acquired lease intangibles, net of amortization	26,899	19,476
Prepaid expenses and other assets, net of amortization	27,478	31,735
Assets of discontinued operations	-	3,652
Total assets	$1,395,294	$1,291,383

LIABILITIES AND SHAREHOLDERS’ EQUITY
Mortgage notes payable	$753,269	$653,543
Convertible notes payable, net of unamortized discount of $2,610 and $6,597, respectively	47,549	100,403
Acquired lease and other intangibles, net of amortization	8,964	6,506
Accounts payable and accrued expenses	23,132	22,193
Dividends and distributions payable	7,361	25,514
Distributions in excess of income from, and investments in, unconsolidated affiliates	20,781	20,633
Other liabilities	17,229	18,912
Liabilities of discontinued operations	-	1,451
Total liabilities	878,285	849,155

Equity
Common shares	40	32
Additional paid-in capital	298,706	218,527
Accumulated other comprehensive loss	(3,227)	(4,508)
Retained earnings	16,784	13,671
Total Common Shareholders equity	312,303	227,722
Noncontrolling interests in subsidiaries	204,706	214,506
Total equity	517,009	442,228
Total liabilities and equity	$1,395,294	$1,291,383

See accompanying notes

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(unaudited)

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands, except per share amounts)	2009	2008	2009	2008

Revenues
Minimum rents	$23,870	$21,135	$45,192	$39,469
Percentage rents	128	58	329	238
Expense reimbursements	4,941	3,497	10,424	7,956
Lease termination income	-	24,500	-	24,500
Other property income	908	174	1,414	398
Management fee income	444	387	1,200	2,406
Interest income	5,028	1,891	10,171	4,696
Other	-	-	1,700	-
Total revenues	35,319	51,642	70,430	79,663

Operating Expenses
Property operating	7,282	5,421	14,669	10,517
Real estate taxes	4,108	3,113	7,793	5,843
General and administrative	5,208	6,257	11,349	12,310
Depreciation and amortization	8,468	7,080	17,060	13,301
Abandonment of project costs	2,415	-	2,415	-
Reserve for notes receivable	1,734	-	1,734	-
Total operating expenses	29,215	21,871	55,020	41,971
Operating income	6,104	29,771	15,410	37,692
Equity in earnings (losses) of unconsolidated affiliates	49	4,469	(3,258)	17,704
Interest and other finance expense	(7,631)	(7,377)	(15,452)	(13,973)
Gain on debt extinguishment	3,895	-	7,045	-
Gain on sale of land	-	763	-	763
Income from continuing operations before income taxes	2,417	27,626	3,745	42,186
Income tax provision	(1,096)	(343)	(1,622)	(2,200)
Income from continuing operations	1,321	27,283	2,123	39,986

Discontinued Operations
Operating income from discontinued operations	-	240	178	987
Gain on sale of property	-	7,182	5,637	7,182
Income from discontinued operations	-	7,422	5,815	8,169
Net income	1,321	34,705	7,938	48,155

Loss (income) attributable to noncontrolling interests in subsidiaries:
Continuing operations	5,814	(17,034)	14,361	(22,047)
Discontinued operations	-	(273)	(4,865)	(472)
Net loss (income) attributable to noncontrolling interests in subsidiaries	5,814	(17,307)	9,496	(22,519)
Net income attributable to Common Shareholders	$7,135	$17,398	$17,434	25,636

Supplemental Information
Income from continuing operations attributable to Common Shareholders	$7,135	$10,249	$16,484	$17,939
Income from discontinued operations attributable to Common Shareholders	-	7,149	950	7,697
Net Income attributable to Common Shareholders	$7,135	$17,398	$17,434	$25,636

Basic Earnings per Share
Income from continuing operations	$0.18	$0.30	$0.45	$0.53
Income from discontinued operations	-	0.21	0.03	0.23
Basic earnings per share	$0.18	$0.51	$0.48	$0.76

Diluted Earnings per Share
Income from continuing operations	$0.18	$0.30	$0.45	$0.52
Income from discontinued operations	-	0.21	0.03	0.23
Diluted earnings per share	$0.18	$0.51	$0.48	$0.75

See accompanying notes

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(unaudited)

(dollars in thousands)	June 30, 2009	June 30, 2008
		as adjusted
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,938	$48,155
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	17,060	14,070
Gain on sale of property	(5,637)	(7,945)
Gain on debt extinguishment	(7,045)	-
Amortization of lease intangibles	4,295	346
Amortization of mortgage note premium	(18)	(40)
Amortization of discount on convertible debt	783	1,044
Non-cash accretion of notes receivable	(2,570)	(139)
Lease termination receivable	-	(24,500)
Share compensation expense	2,187	1,737
Equity in earnings (losses) of unconsolidated affiliates	3,258	(17,704)
Distributions of operating income from unconsolidated affiliates	338	4,071
Abandonment of project costs	2,415	-
Reserve for notes receivable	1,734	-
Provision for bad debt	1,982	293
Changes in assets and liabilities
Cash in escrows	(550)	(25,081)
Rents receivable	(3,083)	1,001
Prepaid expenses and other assets, net	4,266	(16,736)
Accounts payable and accrued expenses	1,409	2,163
Other liabilities	(372)	3,173

Net cash provided by (used in) operating activities	28,390	(16,092)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate and improvements	(107,804)	(188,933)
Deferred acquisition and leasing costs	(6,160)	(3,345)
Investments in and advances to unconsolidated affiliates	(2,985)	(4,669)
Return of capital from unconsolidated affiliates	1,879	2,443
Collections on notes receivable	1,728	389
Advances on notes receivable	(696)	(3,130)
Preferred equity investment	-	(40,000)
Proceeds from sale of property	9,481	23,627

Net cash used in investing activities	(104,557)	(213,618)

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(unaudited)

(dollars in thousands)	June 30, 2009	June 30, 2008
		as adjusted
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on mortgage notes	(67,843)	(61,035)
Proceeds received on mortgage notes	166,262	182,041
Purchase of convertible notes	(46,611)	-
Payment of deferred financing and other costs	(27)	(2,591)
Capital contributions from noncontrolling interests in partially-owned affiliates	-	46,014
Distributions to noncontrolling interests in partially-owned affiliates	(454)	(5,199)
Dividends paid to Common Shareholders	(15,824)	(20,972)
Distributions to noncontrolling interests in Operating Partnership	(848)	(465)
Distributions on preferred Operating Partnership Units to noncontrolling interests	(24)	(16)
Proceeds from issuance of Common Shares, net of issuance costs	65,243	-
Repurchase and cancellation of shares	(2,715)	(2,100)
Common Shares issued under Employee Share Purchase Plan	56	154
Exercise of options to purchase Common Shares	-	814

Net cash provided by financing activities	97,215	136,645

Increase (decrease) in cash and cash equivalents	21,048	(93,065)
Cash and cash equivalents, beginning of period	86,691	123,343

Cash and cash equivalents, end of period	$107,739	$30,278

Supplemental disclosure of cash flow information
Cash paid during the period for interest, including capitalized interest of $2,126 and $2,633, respectively	$16,746	$15,616

Cash paid for income taxes	$153	$2,454

Supplemental disclosure of non-cash investing and financing activities
Acquisition of real estate through assumption of debt	$-	$39,967

Dividends paid through the issuance of Common Shares	$16,192	$-

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

All of the Company’s assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership (the “Operating Partnership”) and entities in which the Operating Partnership owns a controlling interest. As of June 30, 2009, the Trust controlled 98% of the Operating Partnership as the sole general partner. As the general partner, the Trust is entitled to share, in proportion to its percentage interest, in the cash distributions and profits and losses of the Operating Partnership. The limited partners primarily represent entities or individuals who contributed their interests in certain properties or entities to the Operating Partnership in exchange for common or preferred units of limited partnership interest (“Common or Preferred OP Units”). Limited partners holding Common OP Units are generally entitled to exchange their units on a one-for-one basis for common shares of beneficial interest of the Trust (“Common Shares”). This structure is commonly referred to as an umbrella partnership REIT or “UPREIT.”

During 2001, the Company formed a partnership, Acadia Strategic Opportunity Fund I, LP (“Fund I”), and in 2004 formed a limited liability company, Acadia Mervyn Investors I, LLC (“Mervyns I”), with four institutional investors. The Operating Partnership committed a total of $20.0 million to Fund I and Mervyns I, and the four institutional shareholders committed $70.0 million, for the purpose of acquiring real estate investments. As of June 30, 2009, Fund I was fully invested and closed to new investors and investments.

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

During 2004, the Company, along with the investors from Fund I as well as two additional institutional investors, formed Acadia Strategic Opportunity Fund II, LLC (“Fund II”), and Acadia Mervyn Investors II, LLC (“Mervyns II”) with $300.0 million of committed discretionary capital available to acquire or develop real estate investments. The Operating Partnership’s share of committed capital is $60.0 million. The Operating Partnership is the managing member with a 20% interest in both Fund II and Mervyns II. The terms and structure of Fund II and Mervyns II are substantially the same as Fund I and Mervyns I, including the Promote structure, with the exception that the Preferred Return is 8%. As of June 30, 2009, the Operating Partnership had contributed $30.8 million to Fund II and $7.6 million to Mervyns II.

During 2007, the Company formed Acadia Strategic Opportunity Fund III LLC (“Fund III”) with 14 institutional investors, including all of the investors from Fund I and a majority of the investors from Fund II with $503 million of committed discretionary capital available to acquire or develop real estate investments. The Operating Partnership’s share of the committed capital is $100.0 million and it is the managing member with a 19.9% interest in Fund III. The terms and structure of Fund III are substantially the same as the previous Funds, including the Promote structure, with the exception that the Preferred Return is 6%. As of June 30, 2009, the Operating Partnership had contributed $19.2 million to Fund III.

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.    BASIS OF PRESENTATION, (continued)

Although the Company accounts for its investment in Albertson’s, which it has made through the Retailer Controlled Property Venture (“RCP Venture”) (Note 7), using the equity method of accounting, the Company adopted the policy of not recording its equity in earnings or losses of the unconsolidated affiliate until the Company receives the audited financial statements of Albertson’s to support the equity earnings or losses in accordance with paragraph 19 of Accounting Principles Board (“APB”) Opinion No. 18 “Equity Method of Accounting for Investments in Common Stock.”

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates. Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The Company has evaluated subsequent events from June 30, 2009 through the time of filing this Form 10-Q with the SEC on August 6, 2009. Material subsequent events that have occurred since June 30, 2009 are discussed in Note 17 to the Consolidated Financial Statements.

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

The Company adopted FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”, (“FSP APB 14-1”). FSP APB 14-1 requires the proceeds from the issuance of convertible debt be allocated between a debt component and an equity component. The debt component is measured based on the fair value of similar debt without an equity conversion feature, and the equity component is determined as the residual of the fair value of the debt deducted from the original proceeds received.  The resulting discount on the debt component is amortized over the period the convertible debt is expected to be outstanding, which is December 11, 2006 to December 20, 2011, as additional non-cash interest expense.  The equity component recorded as additional paid-in capital was $11.3 million, which represented the difference between the proceeds from the issuance of the convertible notes payable and the fair value of the liability at the time of issuance. The additional non-cash interest expense recognized in the Consolidated Statements of Income was $0.4 million and $0.5 million for the quarters ended June 30, 2009 and 2008, respectively and $0.8 million and $1.0 million for the six months ended June 30, 2009 and 2008, respectively. Accumulated amortization related to the convertible notes payable was $0.6 million and $1.1 million as of June 30, 2009 and December 31, 2008, respectively, after giving effect to repurchases.

The following table shows the effect of the retroactive restatement and reclassification of (i) the consolidated balance sheet accounts for the year ended December 31, 2008 and (ii) the consolidated statement of income for the three and six months ended June 30, 2008 and consolidated statement of cash flow accounts for the six months ended June 30, 2008:

(dollars in thousands)	December 31, 2008
Affected Consolidated Balance Sheet accounts	As Originally Reported	As Adjusted	Effect of Change
Deferred charges, net of amortization	$22,072	$21,899	$(173)
Convertible notes payable	$107,000	$100,403	$(6,597)
Minority interests	$214,506	$-	$(214,506)

Additional paid-in capital	$212,007	$218,527	$6,520
Retained earnings	$13,767	$13,671	$(96)
Noncontrolling interests in subsidiaries	$-	$214,506	$214,506

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.    BASIS OF PRESENTATION, (continued)

(dollars in thousands, except per share amounts)	Three months ended June 30, 2008
Affected Consolidated Income Statement Accounts	As Originally Reported	As Adjusted	Effect of Change

Depreciation and amortization	$7,090	$7,080	$10
Interest expense	$6,854	$7,377	$(523)
Net income attributable to Common Shareholders	$17,911	$17,398	$(513)
Basic earnings per share	$0.55	$0.51	$(0.04)
Diluted earnings per share	$0.54	$0.51	$(0.03)

	Six months ended June 30, 2008
Affected Consolidated Income Statement Accounts	As Originally Reported	As Adjusted	Effect of Change

Depreciation and amortization	$13,327	$13,301	$26
Interest expense	$12,929	$13,973	$(1,044)
Net income attributable to Common Shareholders	$26,654	$25,636	$(1,018)
Basic earnings per share	$0.82	$0.76	$(0.06)
Diluted earnings per share	$0.81	$0.75	$(0.06)

	Six months ended June 30, 2008
Affected Consolidated Statement of Cash Flow Accounts	As Originally Reported	As Adjusted	Effect of Change

Depreciation and amortization	$14,096	$14,070	$(26)
Amortization of discount on convertible debt	$–	$1,044	$1,044

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

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.    BASIS OF PRESENTATION, (continued)

During June of 2008, the FASB ratified Emerging Issues Task Force (“EITF”) EITF Issue 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock,” (“EITF 07-5”). Paragraph 11(a) of SFAS 133 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. EITF 07-5 became effective on January 1, 2009. The adoption of EITF 07-5 did not have an impact on the Company’s financial position and results of operations.

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

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (“FSP SFAS 107-1”). FSP SFAS 107-1 amends SFAS No. 107, “Disclosures about Fair Values of Financial Instruments” and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” to require disclosures about fair value of financial instruments in interim financial statements. FSP SFAS 107-1 is effective for interim periods ending after June 15, 2009. The Company adopted FSP SFAS 107-1 and has provided the disclosures in Note 12 to the Consolidated Financial Statements. The adoption did not have an impact on the Company’s financial position and results of operations.

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events,” (“SFAS No. 165”) which establishes general standards of accounting and disclosure for events that occur after the balance sheet date but before the financial statements are issued. This new standard was effective for interim or annual periods ending after June 15, 2009.  The Company adopted SFAS No. 165 and has provided the new disclosures as required. The adoption did not have an impact on the Company’s financial position and results of operations.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” (“SFAS No. 167”) which changes the approach to determining the primary beneficiary of a variable interest entity and requires companies to more frequently assess whether they must consolidate a variable interest entity. SFAS No. 167 is effective on the first annual reporting period that begins after November 15, 2009. The Company is currently assessing the potential impact of SFAS No. 167 on its financial position and results of operations.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”). SFAS No. 168 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with GAAP. It establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative accounting principles recognized by the FASB in the preparation of financial statements in conformity with GAAP. Codification does not create new accounting and reporting guidance rather it reorganizes GAAP pronouncements into approximately 90 topics within a consistent structure. All guidance contained in the Codification carries an equal level of authority. Relevant portions of authoritative content, issued by the SEC, for SEC registrants, have been included in the Codification. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company will adopt SFAS No. 168 on September 30, 2009 and will update all disclosures to reference Codification in its September 30, 2009 quarterly report.

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

The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Numerator:
Income from continuing operations attributable to Common Shareholders	$7,135	$10,249	$16,484	$17,939
Effect of dilutive securities:
Preferred OP Unit distributions	5	5	10	10
Numerator for diluted earnings per Common Share	$7,140	$10,254	$16,494	$17,949

Denominator:
Weighted average shares for basic earnings per share	38,592	33,807	36,261	33,777
Effect of dilutive securities:
Employee share options	187	545	154	508
Convertible Preferred OP Units	25	25	25	25
Dilutive potential Common Shares	212	570	179	533
Denominator for diluted earnings per share	38,804	34,377	36,440	34,310
Basic earnings per Common Share from continuing operations attributable to Common Shareholders	$0.18	$0.30	$0.45	$0.53
Diluted earnings per Common Share from continuing operations attributable to Common Shareholders	$0.18	$0.30	$0.45	$0.52

The weighted average shares used in the computation of basic earnings per share include unvested restricted Common Shares (“Restricted Shares”) and restricted OP units (“LTIP Units”) (Note 15) that are entitled to receive dividend equivalent payments. The effect of the conversion of Common OP Units is not reflected in the above table, as they are exchangeable for Common Shares on a one-for-one basis. The income allocable to such units is allocated on this same basis and reflected as noncontrolling interests in subsidiaries in the accompanying consolidated financial statements. As such, the assumed conversion of these units would have no net impact on the determination of diluted earnings per share. The conversion of the convertible notes payable to Common Shares (Note 11) is not reflected in the table as such conversion would be anti-dilutive. The effect of the assumed conversion of 25,067 Series A Preferred OP Units to Common Shares would be dilutive for the three and six months ended June 30, 2009 and June 30, 2008 and, accordingly, they are included in the table.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.    COMPREHENSIVE INCOME

The following table sets forth comprehensive income for the three and six months ended June 30, 2009 and 2008:

(dollars in thousands)	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Net income attributable to Common Shareholders	$7,135	$17,398	$17,434	$25,636
Other comprehensive income	1,135	854	1,281	28

Comprehensive income attributable to Common Shareholders	$8,270	$18,252	$18,715	$25,664

Other comprehensive income relates to the changes in the fair value of derivative instruments accounted for as cash flow hedges and the amortization, which is included in interest expense, of a derivative instrument.

The following table sets forth the change in accumulated other comprehensive income for the six months ended June 30, 2009:

Accumulated other comprehensive loss

(dollars in thousands)
Balance at December 31, 2008	$(4,508)
Unrealized income on valuation of derivative instruments and amortization of derivative instrument	1,281
Balance at June 30, 2009	$(3,227)

5.    SHAREHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS IN SUBSIDIARIES

The following table summarizes the change in the shareholders’ equity and noncontrolling interest since December 31, 2008:

(dollars in thousands)	Common Shareholders’ Equity	Noncontrolling interests	Total
Balance at December 31, 2008 (as adjusted, Note 2)	$227,722	$214,506	$442,228
Dividends and distributions declared of $0.39 per Common Share and Common OP Unit	(14,321)	(415)	(14,736)
Net income (loss) for the period January 1 through June 30, 2009	17,434	(9,496)	7,938
Distributions paid	-	(454)	(454)
Other comprehensive income – Unrealized gain on valuation of derivative instruments	1,281	112	1,393
Conversion options on Convertible Notes purchased (Note 11)	(838)	-	(838)
Common Shares issued under Employee Share Purchase Plan	56	-	56
Issuance of Common Shares to Trustees	570	-	570
Issuance of Common Shares through special dividend	16,192		16,192
Employee Restricted Share awards	1,679	-	1,679
Employee Restricted Shares cancelled	(2,715)	-	(2,715)
Employee LTIP Unit awards	-	453	453
Issuance of 5,750,000 Common Shares, net of issuance costs	65,243	-	65,243

Balance at June 30, 2009	$312,303	$204,706	$517,009

Noncontrolling interests includes interests in the Operating Partnership which represent (i) the limited partners’ 642,272 Common OP Units at June 30, 2009 and December 31, 2008, (ii) 188 Series A Preferred OP Units at June 30, 2009 and December 31, 2008, with a stated value of $1,000 per unit, which are entitled to a preferred quarterly distribution of the greater of (a) $22.50 (9% annually) per Series A Preferred OP Unit or (b) the quarterly distribution attributable to a Series A Preferred OP Unit if such unit were converted into a Common OP Unit. Noncontrolling interests also include outside interests in partially owned affiliates and third-party interests in Fund I, II and III, and Mervyns I and II and three other entities.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.    SHAREHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS IN SUBSIDIARIES, (continued)

For the six months ended June 30, 2009, 107,331 employee Restricted Shares were cancelled to pay the employees’ income taxes due on the value of the portion of the Restricted Shares that vested during the period. During the three  and six months ended June 30, 2009, the Company recognized accrued Common Share and Common OP Unit-based compensation totaling 0.9 million and $2.0 million, respectively.

6.    ACQUISITION AND DISPOSITION OF PROPERTIES AND DISCONTINUED OPERATIONS

Acquisition of Properties

On January 29, 2009, the Company purchased Cortlandt Towne Center for $78.0 million.

Discontinued Operations

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires discontinued operations presentation for disposals of a "component" of an entity, for all periods presented, the Company reclassified its consolidated statements of income to reflect income and expenses for properties that were sold or became held for sale prior to June 30, 2009, as discontinued operations and reclassified its consolidated balance sheets to reflect assets and liabilities related to such properties as assets and liabilities related to discontinued operations.

The combined assets and liabilities of properties held for sale for the periods ended June 30, 2009 and December 31, 2008 and the combined results of operations for these properties for the three and six months ended June 30, 2009 and June 30, 2008 are reported separately as discontinued operations. Discontinued operations include six Kroger Supermarket locations that were sold in February of 2009. In addition, 2008 discontinued operations included a residential complex located in North Carolina.  The Company sold this complex in April 2008.

The combined assets and liabilities and results of operations of the properties classified as discontinued operations are summarized as follows:

(dollars in thousands)	December 31, 2008
ASSETS
Net real estate	$3,652
Total assets of discontinued operations	$3,652

LIABILITIES
Accounts payable and accrued expenses	$1,368
Other liabilities	83
Total liabilities of discontinued operations	$1,451

STATEMENTS OF OPERATIONS	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2009	2008	2009	2008

Total revenues	$-	$888	$188	$2,550
Total expenses	-	648	10	1,563
Operating income	-	240	178	987
Gain on sale of property	-	7,182	5,637	7,182
Income from discontinued operations	-	7,422	5,815	8,169

Income from discontinued operations attributable to noncontrolling interests in subsidiaries	$-	$(273)	$(4,865)	$(472)

Income from discontinued operations attributable to Common Shareholders	$-	$7,149	$950	$7,697

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.    INVESTMENTS

A. Investments In and Advances to Unconsolidated Affiliates

Retailer Controlled Property Venture (“RCP Venture”)

During January of 2004, the Company commenced the RCP Venture with Klaff Realty, LP (“Klaff”) and Lubert-Adler Management, Inc., through a limited liability company (“KLA”), for the purpose of making investments in surplus or underutilized properties owned by retailers. As of June 30, 2009, the Company had invested $60.5 million through the RCP Venture on a non-recourse basis. Cash flow from any investment in which the RCP Venture participants elect to invest, is to be distributed to the participants until they have received a 10% cumulative return and a full return of all contributions. Thereafter, remaining cash flow is to be distributed 20% to Klaff and 80% to the partners (including Klaff).

The table below summarizes the Company’s invested capital and distributions received from its RCP Venture investments.

Mervyns Department Stores

During September of 2004, the RCP Venture invested in a consortium to acquire the Mervyns Department Store chain (“Mervyns”) consisting of 262 stores (“REALCO”) and its retail operation (“OPCO”) from Target Corporation. The gross acquisition price of $1.2 billion was financed with $800 million of debt and $400 million of equity. The Company contributed $23.2 million of equity and received an approximate 5.2% interest in REALCO and an approximate 2.5% interest in OPCO (which the Company sold in 2007). Subsequent to the initial acquisition, the Company made additional investments of $4.3 million. To date, REALCO has disposed of a significant portion of the portfolio.

During the six months ended June 30, 2009, REALCO recorded an impairment charge on its investment in certain Mervyns Department Store locations and leasehold interests of which Mervyns I and II recognized a combined loss of $3.1 million. The Operating Partnership’s share of this loss, net of taxes, was $0.6 million.

Through June 30, 2009, the Company made additional investments in locations that are separate from the original investment (“Add-On Investments”) in Mervyns totaling $3.4 million.  The Company accounts for these Add-On Investments using the cost method due to the minor ownership interest and the inability to exert influence over KLA’s operating and financial policies.

Albertson’s

During June of 2006, the RCP Venture made its second investment as part of an investment consortium, acquiring Albertson’s and Cub Foods, of which the Company’s share was $20.7 million. Through June 30, 2009, the Company has received distributions from this investment totaling $63.8 million.

During 2007, the Company made Add-On Investments totaling $2.4 million and received distributions totaling $0.5 million. The Company accounts for these Add-On Investments using the cost method due to the minor ownership interest and the inability to exert influence over KLA’s operating and financial policies.

Other RCP Venture Investments

During 2006, the Company made investments of $1.1 million in Shopko, a regional multi-department retailer, and $0.7 million in Marsh, a regional supermarket chain, through the RCP Venture. During 2007, the Company received a $1.1 million cash distribution from the Shopko investment representing 100% of its invested capital. The Company made investments of $2.0 million in additional investments in Marsh and received distributions of $1.0 million from Marsh during 2008. During the three months ended June 30, 2009, the Company received additional distributions of $1.6 million from Marsh.

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.           INVESTMENTS (continued)

A. Investments In and Advances to Unconsolidated Affiliates (continued)
The following table summarizes the Company’s RCP Venture investments from inception through June 30, 2009:

(dollars in thousands)					Operating Partnership Share
			Invested		Invested
			Capital		Capital
Investor	Investment	Year Acquired	and Advances	Distributions	and Advances	Distributions
Mervyns I and Mervyns II	Mervyns	2004	$27,503	$45,966	$4,901	$11,251
Mervyns I and Mervyns II	Mervyns Add-On
	Investments	2005/2008	3,445	1,703	283	283
Mervyns II	Albertson’s	2006	20,717	63,833	4,239	11,847
Mervyns II	Albertson’s Add-On
	Investments	2006/2007	2,409	466	386	93
Fund II	Shopko	2006	1,100	1,100	220	220
Fund II	Marsh	2006	2,667	2,639	533	528
Mervyns II	Rex Stores	2007	2,701	-	535	-
Total			$60,542	$115,707	$11,097	$24,222

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

Fund II Investments

Fund II’s approximately 25% investment in CityPoint is accounted for using the equity method. The Company has determined that CityPoint is a variable interest entity, and the Company is not the primary beneficiary. The Company’s maximum exposure is the carrying value of its investment of $35.0 million. During the quarter ended June 30, 2009, the Company and Target Corporation (“Target”), as the retail anchor tenant, mutually agreed to terminate the purchase and sale agreement for the Target space.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.    INVESTMENTS, (continued)

A. Investments In and Advances to Unconsolidated Affiliates (continued)

Summary of Investments in Unconsolidated Affiliates

The following tables summarize the Company’s investments in unconsolidated affiliates as of June 30, 2009 and December 31, 2008. CityPoint is not reflected in the below Statements of Operations as there are no current operations at this redevelopment project.

	June 30, 2009
(dollars in thousands)	RCP Venture	CityPoint	Brandywine Portfolio	Crossroads	Other Investments	Total
Balance Sheets
Assets:
Rental property, net	$-	$164,023	$128,111	$5,189	$11,260	$308,583
Investment in unconsolidated affiliates	225,013	-	-	-	-	225,013
Other assets	-	4,397	9,251	4,815	1,983	20,446

Total assets	$225,013	$168,420	$137,362	$10,004	$13,243	$554,042

Liabilities and partners’ equity
Mortgage note payable	$-	$34,000	$166,200	$62,737	$4,993	$267,930
Other liabilities	-	1,625	7,646	1,601	967	11,839
Partners’ equity (deficit)	225,013	132,795	(36,484)	(54,334)	7,283	274,273

Total liabilities and partners’ equity	$225,013	$168,420	$137,362	$10,004	$13,243	$554,042
Company’s investment in and advances to unconsolidated affiliates	$14,309	$34,972	$-	$-	$3,686	$52,967
Share of distributions in excess of share of income and investment in unconsolidatedaffiliates	$-	$-	$(8,428)	$(12,353)	$-	$(20,781)

	December 31, 2008
	RCP Venture	CityPoint	Brandywine Portfolio	Crossroads	Other Investments	Total
(dollars in thousands)
Balance Sheets
Assets
Rental property, net	$-	$159,922	$129,679	$5,143	$11,481	$306,225
Investment in unconsolidated affiliates	295,168	-	-	-	-	295,168
Other assets	-	3,983	8,769	5,283	2,770	20,805

Total assets	$295,168	$163,905	$138,448	$10,426	$14,251	$622,198

Liabilities and partners’ equity
Mortgage note payable	$-	$34,000	$166,200	$63,176	$5,173	$268,549
Other liabilities	-	2,307	7,895	2,072	1,083	13,357
Partners equity (deficit)	295,168	127,598	(35,647)	(54,822)	7,995	340,292

Total liabilities and partners’ equity	$295,168	$163,905	$138,448	$10,426	$14,251	$622,198

Company’s investment in and advances to unconsolidated affiliates	$18,066	$33,445	$-	$-	$3,467	$54,978

Share of distributions in excess of share of income and investment in unconsolidated affiliates	$-	$-	$(8,236)	$(12,397)	$-	$(20,633)

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.    INVESTMENTS, (continued)

A. Investments In and Advances to Unconsolidated Affiliates (continued)

Summary of Investments in Unconsolidated Affiliates (continued)

	Three Months Ended June 30, 2009
(dollars in thousands)	RCP Venture	Brandywine Portfolio	Crossroads	Other Investments	Total
Statements of Operations
Total revenue	$-	$4,794	$2,217	$449	$7,460
Operating and other expenses	-	1,303	633	287	2,223
Interest expense	-	2,518	853	79	3,450
Equity in losses of affiliates	(2,070)	-	-	-	(2,070)
Depreciation and amortization	-	846	135	128	1,109
Loss on sale of property, net	-	-	-	-	-
Net (loss) income	$(2,070)	$127	$596	$(45)	$(1,392)

Company’s share of net (loss) income	$(196)	$70	$292	$(20)	$146
Amortization of excess investment	-	-	(97)	-	(97)
Company’s share of net (loss) income	$(196)	$70	$195	$(20)	$49

	Three Months Ended June 30, 2008
(dollars in thousands)	RCP Venture	Brandywine Portfolio	Crossroads	Other Investments	Total
Statements of Operations
Total revenue	$-	$4,729	$1,883	$577	$7,189
Operating and other expenses	-	1,206	853	63	2,122
Interest expense	-	2,518	864	111	3,493
Equity in earnings of affiliates	11,100	-	-	-	11,100
Depreciation and amortization	-	915	135	142	1,192
Gain on sale of property, net	-	-	-	6,838	6,838
Net income	$11,100	$90	$31	$7,099	$18,320

Company’s share of net income	$1,049	$20	$16	$3,481	$4,566
Amortization of excess investment	-	-	(97)	-	(97)
Company’s share of net income (loss)	$1,049	$20	$(81)	$3,481	$4,469

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.    INVESTMENTS, (continued)

A. Investments In and Advances to Unconsolidated Affiliates (continued)

Summary of Investments in Unconsolidated Affiliates (continued)

	Six Months Ended June 30, 2009
(dollars in thousands)	RCP Venture	Brandywine Portfolio	Crossroads	Other Investments	Total
Statements of Operations
Total revenue	$-	$9,711	$4,326	$908	$14,945
Operating and other expenses	-	2,867	1,406	591	4,864
Interest expense	-	5,037	1,699	116	6,852
Equity in losses of affiliates	(34,264)	-	-	-	(34,264)
Depreciation and amortization	-	1,694	283	255	2,232
Loss on sale of property, net	-	-	-	(390)	(390)
Net (loss) income	$(34,264)	$113	$938	$(444)	$(33,657)

Company’s share of net (loss) income	$(3,577)	$113	$458	$(58)	$(3,064)
Amortization of excess investment	-	-	(194)	-	(194)
Company’s share of net (loss) income	$(3,577)	$113	$264	$(58)	$(3,258)

	Six Months Ended June 30, 2008
(dollars in thousands)	RCP Venture	Brandywine Portfolio	Crossroads	Other Investments	Total
Statements of Operations
Total revenue	$-	$9,885	$3,946	$1,818	$15,649
Operating and other expenses	-	2,823	1,651	1,341	5,815
Interest expense	-	5,037	1,731	355	7,123
Equity in earnings of affiliates	149,587	-	-	-	149,587
Depreciation and amortization	-	1,982	406	368	2,756
Gain on sale of property, net	-	-	-	6,838	6,838
Net income	$149,587	$43	$158	$6,592	$156,380

Company’s share of net income	$14,375	$9	$77	$3,437	$17,898
Amortization of excess investment	-	-	(194)	-	(194)
Company’s share of net income (loss)	$14,375	$9	$(117)	$3,437	$17,704

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.    NOTES RECEIVABLE AND PREFERRED EQUITY INVESTMENT

At June 30, 2009, the Company’s preferred equity investment and notes receivable aggregated $124.5 million, and were collateralized by the underlying properties, the borrower’s ownership interest in the entities that own the properties and/or by the borrower’s personal guarantee. Interest rates on the Company’s preferred equity investment and notes receivable ranged from 9.50% to in excess of 20% with maturities through January 2017. Notes receivable and preferred equity investments as of June 30, 2009 are as follows:

Description	Effective interest Rate	Final maturity date	Periodic payment terms	Prior liens		Current balance
(dollars in thousands)
Borrower
Mezzanine Loans:
72nd Street	20.85%	7/18/2011	(1)	$185,000	(4)	$38,355
Georgetown A	10.25%	11/12/2010	(3)	8,576		8,000
Georgetown B	13.50%	6/27/2010	(2)	115,020		40,000
Notes individually	10% to	On demand to
less than 3%	22.33%	1/1/2017				12,202

Total Mezzanine Loans						98,557

First Mortgages:
East Shore Rd.	10.00%	On demand	(3)	-		6,150
Fairchild	12.75%	9/11/2010	(3)	-		10,000
Levitz	11.60%	7/17/2010	(3)	-		6,963
Union Plaza	9.50%	On demand				2,830

Total First Mortgages						25,943

Total						$124,500

Notes:
(1)  Principal and interest, including a $7.5 million exit fee, are due upon maturity.
(2)  Payable upon maturity. In accordance with SFAS No. 150, the preferred equity investment is treated as a debt instrument.
(3)  Interest only payable monthly, principal due on maturity.
(4) The balance represents a construction loan when fully drawn.

9.    DERIVATIVE FINANCIAL INSTRUMENTS

The following table summarizes the notional values and fair values of the Company’s derivative financial instruments as of June 30, 2009. The notional value does not represent exposure to credit, interest rate or market risks.

Hedge Type	Notional Value	Rate	Maturity	Fair Value
(dollars in thousands)
Interest rate swaps
LIBOR Swap	$4,429	4.71%	01/01/10	$(96)
LIBOR Swap	10,847	4.90%	10/01/11	(782)
LIBOR Swap	8,115	5.14%	03/01/12	(682)
LIBOR Swap	9,800	4.47%	10/29/10	(457)
LIBOR Swap	15,000	3.79%	11/30/12	(781)
LIBOR Swap	15,000	3.41%	11/30/12	(600)
LIBOR Swap	10,000	2.65%	11/30/12	(157)
Interest rate swaps	$73,191			(3,555)

Interest rate LIBOR Cap	$30,000	6.0%	04/01/10	-
Net Derivative instrument liability (1)				$(3,555)

(1) The derivatives liability is included in Other Liabilities in the Consolidated Balance Sheets.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.    MORTGAGE LOANS

The Company completed the following transactions related to mortgage loans during the six months ended June 30, 2009:

i) borrowed $17.5 million on three existing construction loans

ii) paid off $4.8 million of self-amortizing debt

iii) closed on a $19.0 million loan that bears interest at a floating rate of LIBOR plus 150 basis points and matures on January 15, 2010.  The proceeds of the loan were used to repay a maturing loan of $19.0 million

iv) extended a credit facility, with a balance of $53.7 million, that was to mature on March 1, 2009 for one year and adjusted the interest rate from LIBOR plus 100 basis points to LIBOR plus 250 basis points

v) extended a $11.4 million note that was to mature on May 18, 2009 to July 18, 2009. On July 18, 2009, this note was paid down by $0.9 million and extended to July 19, 2010 at an interest rate of LIBOR plus 325 basis points with a one year extension option

vi) closed on a $4.8 million loan that bears interest at a fixed rate of 6.35% and matures on July 1, 2014; and

vii) paid off $1.1 million of principal on an outstanding loan.

During the second quarter 2009, the Company paid down $41.9 million on existing lines of credit which increased the amount available under credit facilities.

The following table sets forth certain information pertaining to the Company’s secured credit facilities:

(dollars in thousands) Borrower	Total available credit facilities	Amount borrowed as of December 31, 2008	2009 net borrowings (repayments) during the six months ended June 30, 2009	Amount borrowed as of June 30, 2009	Letters of credit outstanding as of June 30, 2009	Amount available under credit facilities as of June 30, 2009
Acadia Realty, LP	$72,250	$48,900	$(18,900)	$30,000	$10,675	$31,575
Acadia Realty, LP	30,000	-	2,000	2,000	-	28,000
Fund II	70,000	34,681	19,000	53,681	600	15,719
Fund III	245,000	62,250	81,000	143,250	500	101,250
Total	$417,250	$145,831	$83,100	228,931	$11,775	$176,544

In June 2009, the servicer of two of the Company’s loans alleged that non-monetary defaults had occurred for two construction loans for $31.0 million and $9.4 million collateralized by the Pelham Manor Shopping Center and Atlantic Avenue, respectively. The servicer contends that the Company did not substantially complete the improvements in accordance with the required completion dates as defined in the loan agreements and, accordingly, did not meet the requirements for the final draws. The Company does not believe the loans are in default and will vigorously defend its position and is currently in discussions with the servicer to resolve these issues. The Company believes that the ultimate resolution of this matter will not have a material adverse effect on the Company’s financial condition or results of operations.

11.         CONVERTIBLE NOTES PAYABLE

In December 2006 and January 2007, the Company issued $115.0 million of convertible notes with a fixed interest rate of 3.75% due 2026 (the “Convertible Notes”). The Convertible Notes were issued at par and require interest payments semi-annually in arrears on June 15th and December 15th of each year. The Convertible Notes are unsecured unsubordinated obligations and rank equally with all other unsecured and unsubordinated indebtedness. During the six months ended June 30, 2009, the Company purchased $53.6 million in principal amount of its Convertible Notes for $46.6 million resulting in a $7.0 million gain.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.    FAIR VALUE MEASUREMENTS

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

●	Level 1 - Quoted prices for identical instruments in active markets
●
Level 2 - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant value drivers are observable

●	Level 3 - Valuations derived from valuation techniques in which significant value drivers are unobservable

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

The following table presents the Company’s liabilities measured at fair value based on level of inputs at June 30, 2009:

(dollars in thousands)	Level 1	Level 2	Level 3

Liabilities
Derivatives	$-	$3,555	$-
Total liabilities measured at fair value	$-	$3,555	$-

Financial Instruments

During the second quarter 2009, the Company adopted FSP SFAS No. 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” which requires disclosures about fair value of financial instruments in both interim and annual financial statements (Note 2).

Certain of the Company’s assets and liabilities are considered financial instruments. Fair value estimates, methods and assumptions are set forth below.

Cash and Cash Equivalents, Restricted Cash, Cash in Escrow, Rents Receivable, Prepaid Expenses, Other Assets, Accounts Payable and Accrued Expenses, Dividends and Distributions Payable, Due to Related Parties and Other Liabilities — The carrying amount of these assets and liabilities approximates fair value as of June 30, 2009 and December 31, 2008 due to the short-term nature of such accounts.

Notes Receivable and Preferred Equity Investments — As of June 30, 2009 and December 31, 2008, the Company has determined the estimated fair values of its preferred equity investments and notes receivable were $123.7 million and $122.3 million, respectively, by discounting future cash receipts utilizing a discount rate equivalent to the rate at which similar notes receivable would be originated at the reporting date.

Derivative Instruments — The fair value of these instruments is based upon the estimated amounts the Company would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the reporting date and is determined using interest rate market pricing models.

Mortgage Notes Payable and Notes Payable — As of June 30, 2009 and December 31, 2008, the Company has determined the estimated fair values of its mortgage notes payable, including those relating to discontinued operations, were $751.4 million and $731.8 million, respectively, by discounting future cash payments utilizing a discount rate equivalent to the rate at which similar mortgage notes payable would be originated at the reporting date.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.    RELATED PARTY TRANSACTIONS

The Company earns asset management, leasing, disposition, development and construction fees for providing services to an existing portfolio of retail properties and/or leasehold interests in which Klaff has an interest. Fees earned by the Company in connection with this portfolio were $0.05 million and $0.2 million for the three months ended June 30, 2009 and 2008, respectively, and $0.3 million and $0.5 million for the six months ended June 30, 2009 and 2008, respectively.

Lee Wielansky, the Lead Trustee of the Company, was paid a consulting fee of $25,000 for each of the three months ended June 30, 2009 and 2008, respectively and $50,000 for each of the six months ended June 30, 2009 and 2008, respectively.

14.    SEGMENT REPORTING

The Company has four reportable segments: Core Portfolio, Opportunity Funds, Storage Portfolio, and Other. During 2008, the Company acquired a portfolio of self storage properties and later determined that it constitutes, as of year end 2008, a new reportable segment. “Other” consists primarily of management fees, interest income, preferred equity investment and notes receivable. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates property performance primarily based on net operating income before depreciation, amortization and certain nonrecurring items. Investments in the Core Portfolio are typically held long-term. Given the contemplated finite life of the Opportunity Funds, these investments are typically held for shorter terms. Fees earned by the Company as the general partner/member of the Opportunity Funds are eliminated in the Company’s consolidated financial statements. The following table sets forth certain segment information for the Company, reclassified for discontinued operations, as of and for the three and six months ended June 30, 2009 and 2008 (does not include unconsolidated affiliates):

Three Months Ended June 30, 2009
(dollars in thousands)	Core Portfolio	Opportunity Funds	Storage Portfolio	Other	Amounts Eliminated in Consolidation	Total
Revenues	$15,842	$11,636	$2,372	$11,488	$(6,019)	$35,319
Property operating expenses and real estate taxes	5,470	3,637	2,336	-	(53)	11,390
Reserve for notes receivable	-	-	-	1,734	-	1,734
Abandonment of project costs	-	2,415	-	-	-	2,415
Other expenses	5,520	3,904	24	-	(4,240)	5,208
Income (loss) before depreciation and amortization	$4,852	$1,680	$12	$9,754	$(1,726)	$14,572
Depreciation and amortization	$4,086	$4,305	$1,098	$-	$(1,021)	$8,468
Interest expense	$4,724	$1,871	$1,036	$-	$-	$7,631
Real estate at cost	$500,957	$510,323	$188,460	$-	$(10,169)	$1,189,571

Total assets	$568,534	$613,786	$190,211	$124,500	$(101,737)	$1,395,294

Expenditures for real estate and improvements	$745	$9,270	$1,737	$-	$-	$11,752

Reconciliation to net income and net income attributable to ommon Shareholders
Net property income before depreciation and amortization						$14,572
Gain on debt extinguishment						3,895
Depreciation and amortization						(8,468)
Equity in earnings of unconsolidated affiliates						49
Interest expense						(7,631)
Income tax provision						(1,096)
Income from discontinued operations						-
Net income						1,321

Net loss attributable to noncontrolling interests in subsidiaries						5,814
Net income attributable to Common Shareholders						$7,135

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.    SEGMENT REPORTING (continued)
Six Months Ended June 30, 2009

(dollars in thousands)	Core Portfolio	Opportunity Funds	Storage Portfolio	Other	Amounts Eliminated in Consolidation	Total
Revenues	$34,659	$20,278	$4,124	$23,548	$(12,179)	$70,430
Property operating expenses and real estate taxes	11,098	6,639	4,725	-	-	22,462
Reserve for notes receivable	-	-	-	1,734	-	1,734
Abandonment of project costs	-	2,415	-	-	-	2,415
Other expenses	12,441	8,058	68	-	(9,218)	11,349
Income (loss) before depreciation and amortization	$11,120	$3,166	$(669)	$21,814	$(2,961)	$32,470
Depreciation and amortization	$8,241	$7,693	$2,147	$–	$(1,021)	$17,060
Interest expense	$9,881	$3,343	$2,228	$–	$–	$15,452
Real estate at cost	$500,957	$510,323	$188,460	$–	$(10,169)	$1,189,571
Total assets	$568,534	$613,786	$190,211	$124,500	$(101,737)	$1,395,294

Expenditures for real estate and improvements	$791	$105,276	$1,737	$-	$-	$107,804

Reconciliation to net income and net income attributable to Common Shareholders

Net property income before depreciation and amortization						$32,470
Gain on debt extinguishment						7,045
Depreciation and amortization						(17,060)
Equity in (losses) of unconsolidated affiliates						(3,258)
Interest expense						(15,452)
Income tax provision						(1,622)
Income from discontinued operations						5,815
Net income						7,938

Net loss attributable to noncontrolling interests in subsidiaries						9,496
Net income attributable to Common Shareholders						$17,434

Three Months Ended June 30, 2008

(dollars in thousands)	Core Portfolio	Opportunity Funds	Storage Portfolio	Other	Amounts Eliminated in Consolidation	Total
Revenues	$15,892	$30,948	$2,520	$10,203	$(7,921)	$51,642
Property operating expenses and real estate taxes	4,624	2,682	1,228	-	-	8,534
Other expenses	6,623	5,486	10	-	(5,862)	6,257

Income (loss) before depreciation and amortization	$4,645	$22,780	$1,282	$10,203	$(2,059)	$36,851
Depreciation and amortization	$4,313	$2,112	$655	$-	$-	$7,080
Interest expense	$4,780	$1,783	$814	$-	$-	$7,377
Real estate at cost	$490,068	$386,200	$192,378	$-	$(7,374)	$1,061,272

Total assets	$560,342	$465,173	$196,632	$100,541	$(88,584)	$1,234,104

Expenditures for real estate and improvements	$1,564	$20,292	$11,973	$-	$-	$33,829

Reconciliation to net income and net income attributable to Common Shareholders

Net property income before depreciation and amortization	$36,851
Depreciation and amortization	(7,080)
Equity in (losses) of unconsolidated affiliates	4,469
Interest expense	(7,377)
Income tax provision	(343)
Income from discontinued operations	7,422
Gain on sale of land	763
Net income	34,705

Net (income) attributable to noncontrolling interests in subsidiaries	(17,307)
Net income attributable to Common Shareholders	$17,398

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.    SEGMENT REPORTING (continued)

Six Months Ended June 30, 2008

(dollars in thousands)	Core Portfolio	Opportunity Funds	Storage Portfolio	Other	Amounts Eliminated in Consolidation	Total
Revenues	$33,148	$35,462	$3,939	$22,193	$(15,079)	$79,663
Property operating expenses and real estate taxes	10,159	4,232	1,969	-	-	16,360
Other expenses	13,321	9,949	68	-	(11,028)	12,310
Net income before depreciation and amortization	$9,668	$21,281	$1,902	$22,193	$(4,051)	$50,993
Depreciation and amortization	$8,238	$4,028	$1,035	$–	$-	$13,301
Interest expense	$9,561	$3,219	$1,193	$–	$-	$13,973
Real estate at cost	$490,068	$386,200	$192,378	$–	$(7,374)	$1,061,272
Total assets	$560,342	$465,173	$196,632	$100,541	$(88,584)	$1,234,104

Expenditures for real estate and improvements	$2,581	$1,059	$185,293	$-	$-	$188,933

Reconciliation to net income and net income attributable to Common Shareholders

Net property income before depreciation and amortization						$50,993
Depreciation and amortization						(13,301)
Equity in earnings of unconsolidated partnerships						17,704
Interest expense						(13,973)
Income tax provision						(2,200)
Income from discontinued operations						8,169
Gain on sale of land						763
Net income						48,155

Net (income) attributable to noncontrolling interests in subsidiaries						(22,519)
Net income attributable to Common Shareholders						$25,636

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

The total value of the above Restricted Shares and LTIP Units issued was $2.6 million.  Compensation expense of $0.1 million and $0.3 million has been recognized in the accompanying financial statements related to these Restricted Shares and LTIP Units for the three and six months ended June 30, 2009, respectively.  Total long-term incentive compensation expense, including the expense related to the above-mentioned plans, for the three and six months ended June 30, 2009 was $0.9 million and $2.0 million, respectively.

On May 13, 2009, the Company issued 6,522 unrestricted Common Shares to Trustees of the Company in connection with Trustee fees. In addition, on May 28, 2009, the Company issued an additional 1,299 unrestricted Common Shares to the Lead Trustee of the Company in connection with the Lead Trustee fee.  The Company also issued 12,000 Restricted Shares to Trustees, which vest over three years with 33% vesting on each of the next three anniversaries of the issuance date. The Restricted Shares do not carry voting rights or other rights of Common Shares until vesting and may not be transferred, assigned or pledged until the recipients have a vested non-forfeitable right to such shares. Dividends are not paid currently on unvested Restricted Shares, but are paid cumulatively, from the issuance date through the applicable vesting date of such Restricted Shares vesting. Trustee fee expense of $0.1 million has been recognized for the six months ended June 30, 2009 related to these unrestricted Common Shares and Restricted Shares.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.           LONG-TERM INCENTIVE COMPENSATION, continued

In 2009, the Company adopted the Long Term Investment Alignment Program (the “Program”) pursuant to which the Company may award units for up to 25% of its Fund III Promote to senior executives when and if such Promote is ultimately realized. As of June 30, 2009, the Company has awarded units representing 60% of the Program, which were determined to have no value at issuance.  In accordance with SFAS No. 123R, “Share-Based Payments,” compensation relating to these awards will be recorded based on the change in the estimated fair value at each reporting period.

16.           DIVIDENDS AND DISTRIBUTIONS PAYABLE

On May 13, 2009, the Board of Trustees of the Company approved and declared a cash dividend for the quarter ended June 30, 2009 of $0.18 per Common Share and Common OP Unit. The dividend was paid on July 15, 2009 to shareholders of record as of June 30, 2009.

17.           SUBSEQUENT EVENTS

On July 29, 2009, the Company closed on a $45.0 million loan secured by a property with interest of LIBOR plus 400 basis points, a maturity date of July 29, 2012 and two one-year extension options. The loan has a future advance option of up to $2.0 million to be drawn upon completion of tenant improvements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is based on the consolidated financial statements of the Company as of June 30, 2009 and 2008 and for the three and six months then ended. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results performance or achievements expressed or implied by such forward-looking statements. Such factors are set forth under the heading “Item 1A. Risk Factors” in our Form 10-K for the year ended December 31, 2008 and include, among others, the following: general economic and business conditions, including the current global financial crisis, which will, among other things, affect demand for rental space, the availability and creditworthiness of prospective tenants, lease rents and the availability of financing; adverse changes in our real estate markets, including, among other things, competition with other companies; risks of real estate development,  acquisition and investment; risks related to our use of leverage; risks related to operating through a partnership structure; our limited control over joint venture investments; the risk of loss of key members of management; uninsured losses; REIT distribution requirements and ownership limitations; concentration of ownership by certain institutional investors; governmental actions and initiatives; and environmental/safety requirements. Except as required by law, we do not undertake any obligation to update or revise any forward-looking statements contained in this Form 10-Q.

OVERVIEW

As of June 30, 2009, we operated 78 properties, which we own or have an ownership interest in, within our Core Portfolio or within our three Opportunity Funds. Our Core Portfolio consists of those properties either 100% owned by, or partially owned through joint venture interests by the Operating Partnership, or subsidiaries thereof, not including those properties owned through our Opportunity Funds. These 78 properties consist of commercial properties, primarily neighborhood and community shopping centers, self-storage and mixed-use properties with a retail component. The properties we operate are located primarily in the Northeast, Mid-Atlantic and Midwestern regions of the United States. Our Core Portfolio consists of 33 properties comprising approximately 5.0 million square feet. Fund I has 21 properties comprising approximately 1.0 million square feet. Fund II has 10 properties, seven of which (representing 1.2 million square feet) are currently operating, one is under construction, and two are in design phase. The Fund II portfolio will approximate 2.0 million square feet upon completion of all current construction and anticipated redevelopment activities. Fund III has 14 properties totaling approximately 1.8 million square feet, of which 11 locations representing 0.9 million net rentable square feet are self storage facilities. The majority of our operating income is derived from rental revenues from these 78 properties, including recoveries from tenants, offset by operating and overhead expenses. As our RCP Venture invests in operating companies, we consider these investments to be private-equity style, as opposed to real estate, investments.  Since these are not traditional investments in operating rental real estate, the Operating Partnership invests in these through a taxable REIT subsidiary (“TRS”).

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

The U.S. economy is currently in a recession, which has resulted in a significant decline in retail sales due to reduced consumer spending. Many financial and economic analysts are predicting that this business recession will extend through 2009 and perhaps beyond. Although the occupancy and net operating income within our portfolio has not been materially adversely affected through June 30, 2009, should retailers continue to experience deteriorating sales performance, the likelihood of additional tenant bankruptcy filings may increase, which would negatively impact our results of operations. In addition to the impact on retailers, the economic recession has had an unprecedented impact on the U.S. credit markets. Traditional sources of financing, such as the commercial-mortgage backed security market, have become severely curtailed. If these conditions continue, our ability to finance new acquisitions will be adversely affected. Accordingly, our ability to generate external growth in income could be limited.

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

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2009 (“2009”) to the three months ended June 30, 2008 (“2008”)

Revenues	2009				2008
(dollars in millions)	Core Portfolio	Opportunity Funds	Storage Portfolio	Other	Core Portfolio	Opportunity Funds	Storage Portfolio	Other

Minimum rents	$12.5	$9.3	$2.1	$-	$12.6	$6.1	$2.4	$-
Percentage rents	0.1	-	-	-	0.1	-	-	-
Expense reimbursements	3.2	1.8	-	-	3.2	0.3	-	-
Lease termination income	-	-	-	-	-	24.5	-	-
Other property income	0.1	0.5	0.3	-	-	-	0.1	-
Management fee income (1)	-	-	-	0.4	-	-	-	0.4
Interest income	-	-	-	5.0	-	-	-	1.9
Other income	-	-	-	-	-	-	-	-

Total revenues	$15.9	$11.6	$2.4	$5.4	$15.9	$30.9	$2.5	$2.3

(1)
Includes fees earned by the Company as general partner/managing member of the Opportunity Funds that are eliminated in consolidation. Certain of these fees are adjusted in noncontrolling interests. The net balance reflected in this row represents third party fees which are not eliminated in consolidation. Reference is made to Note 14 to the Notes to  Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q for an overview of our four reportable segments.

The increase in minimum rents in the Opportunity Funds primarily relates to additional rents following the acquisition of Cortlandt Towne Center (“2009 Fund Acquisition”) of $2.1 million and Fordham Place not being in service during the comparable period of 2008.

Expense reimbursements in the Opportunity Funds increased for both real estate taxes and common area maintenance as a result of the 2009 Fund Acquisition as well as Pelham Manor Shopping Center and Fordham Place not being in service during the comparable period of 2008.

Lease termination income in the Opportunity Funds for 2008 relates to a termination fee earned from Home Depot at Canarsie Plaza.

The increase in interest income was the result of higher interest earning assets in 2009, primarily from a new preferred equity investment and a note receivable originated during the second half of 2008.

Comparison of the three months ended June 30, 2009 (“2009”) to the three months ended June 30, 2008 (“2008”)

Operating Expenses	2009				2008
(dollars in millions)	Core Portfolio	Opportunity Funds	Storage Portfolio	Other	Core Portfolio	Opportunity Funds	Storage Portfolio	Other

Property operating	$3.2	$2.2	$1.9	$-	$2.4	$2.1	$0.9	$-
Real estate taxes	2.3	1.3	0.5	-	2.2	0.6	0.3	-
General and administrative	5.5	4.0	-	(4.3)	6.6	5.5	-	(5.8)
Depreciation and amortization	4.1	4.3	1.1	(1.0)	4.3	2.1	0.7	-
Abandonment of project costs	-	2.4	-	-	-	-	-	-
Reserve for notes receivable	-	-	-	1.7	-	-	-	-

Total operating expenses	$15.1	$14.2	$3.5	$(3.6)	15.5	$10.3	$1.9	$(5.8)

The increase in property operating expenses in the Core Portfolio was primarily attributable to additional tenant receivable reserves in 2009.  The increase in property operating expenses in the Storage Portfolio was primarily the result of the Company’s election in 2008 to report the Storage Portfolio activity one month in arrears to enhance the accuracy and timeliness of reporting.  Accordingly, the three months ended June 30, 2008 reflects two months of storage activity while the three months ended June 30, 2009 reflects three months of storage activity.

The increase in real estate taxes in the Opportunity Funds was attributable to the 2009 Fund Acquisition.

The decrease in general and administrative expense in the Core Portfolio was primarily attributable to reduced compensation expense following employee terminations in the second half of 2008 and staff reductions in 2009.  The decrease in general and administrative expense in the Opportunity Funds relates to the reduction in Promote expense attributable to Fund I and Mervyns I.  The increase in general and administrative expense in Other relates to the reduction in Fund I and Mervyns I Promote expense eliminated for consolidated financial statement presentation purposes.

Depreciation expense in the Core Portfolio increased $0.3 million primarily as a result of Ledgewood Mall being reclassified as a continuing operation in 2009 as opposed to being held for sale, or discontinued operation in 2008.  Amortization expense in the Core Portfolio decreased $0.5 million as a result of additional amortization expense in 2008 associated with the Klaff management contracts.  Depreciation expense increased $1.4 million in the Opportunity Funds due to the 2009 Fund Acquisition as well as Pelham Manor Shopping Plaza and Fordham Plaza being partially placed in service in the second half of 2008.  Amortization expense increased $0.8 million in the Opportunity Funds as a result of additional amortization of loan costs related to Pelham and Fordham Plaza being partially placed in service in the second half of 2008.  Depreciation expense and amortization expense increased $0.4 million in the Storage Portfolio.  This increase was primarily attributable to the Company’s election in 2008 to report the Storage Portfolio activity one month in arrears as previously discussed. Depreciation and amortization expense decreased $1.0 million in Other as a result of depreciation associated with the elimination of capitalizable costs within the consolidated group.

The $2.4 million abandonment of project costs in 2009 is attributable to the Company’s determination that it most likely will not participate in a future development project.

The reserve for notes receivable of $1.7 million relates to the establishment of a reserve for a mezzanine loan receivable in 2009 due to the loss of an anchor tenant at the underlying collateral property.

Other	2009				2008
(dollars in millions)	Core Portfolio	Opportunity Funds	Storage Portfolio	Other	Core Portfolio	Opportunity Funds	Storage Portfolio	Other

Equity in (losses) earnings of unconsolidated affiliates	$0.3	$(0.2)	$-	$-	$-	$4.5	$-	$-
Interest expense	(4.7)	(1.9)	(1.0)	-	(4.8)	(1.8)	(0.8)
Gain on debt extinguishment	3.9	-	-	-	-	-	-	-
Gain on sale of land	-	-	-	-	0.8	-	-
Income tax provision	(1.0)	(0.1)	-	-	(0.3)	-	-	-
Income from discontinued operations	-	-	-	-	-	-	-	7.4
Loss (income) attributable to noncontrolling interests in subsidiaries:
- Continuing operations	(0.1)	5.5	(0.1)	0.5	0.1	(18.4)	-	1.3
- Discontinued Operations	-	-	-	-	-	(0.3)	-	-

Equity in (losses) earnings of unconsolidated affiliates in the Opportunity Funds decreased primarily as a result of our pro rata share of gain from the sale of the Haygood Shopping Center of $3.4 million in 2008 as well as a decrease in our pro-rata share of income from Mervyns in 2009.

Total interest expense in the Core Portfolio remained unchanged from 2008 to 2009.  Interest expense in the Opportunity Funds increased $0.1 million in 2009. This was the result of an increase of $1.1 million due to higher average outstanding borrowings in 2009.  This increase was offset by a $0.2 million decrease related to lower average interest rates in 2009 and $0.8 million of higher capitalized interest in 2009.  Interest expense in the Storage Portfolio increased $0.2 million in 2009.  This was the result of an increase of $0.5 million due to higher average interest rates in 2009.  This increase was offset by a $0.3 million decrease attributable to higher capitalized interest in 2009.

The gain on debt extinguishment of $3.9 million is attributable to the purchase of our convertible debt at a discount in 2009.

The gain on sale of land of $0.8 million in the Core Portfolio relates to a land parcel sale at Bloomfield Town Square in 2008.

The variance in income tax provision in the Core Portfolio primarily relates to income taxes at the taxable REIT subsidiary (“TRS”) level as a result of additional taxable income.

Income from discontinued operations represents activity related to a property sold in 2008.

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

Loss (income) attributable to noncontrolling interests in subsidiaries - Discontinued operations for the Opportunity Funds primarily represents the noncontrolling interests’ share of activity related to a property sold in 2008.

Comparison of the six months ended June 30, 2009 (“2009”) to the six months ended June 30, 2008 (“2008”)

Revenues	2009				2008
(dollars in millions)	Core Portfolio	Opportunity Funds	Storage Portfolio	Other	Core Portfolio	Opportunity Funds	Storage Portfolio	Other

Minimum rents	$25.1	$16.6	$3.5	$-	$25.4	$10.4	$3.7	$-
Percentage rents	0.3	-	-	-	0.2	-	-	-
Expense reimbursements	7.3	3.2	-	-	7.4	0.6	-	-
Lease termination income	-	-	-	-	-	24.5	-	-
Other property income	0.3	0.5	0.6		0.2	-	0.2
Management fee income (1)	-	-	-	1.2	-	-	-	2.4
Interest income				10.2	-	-	-	4.7
Other income	1.7	-	-	-	-	-	-	-

Total revenues	$34.7	$20.3	$4.1	$11.4	$33.2	$35.5	$3.9	$7.1

(1)
Includes fees earned by the Company as general partner/managing member of the Opportunity Funds that are eliminated in consolidation. Certain of these fees are adjusted in noncontrolling interests. The net balance reflected in this row represents third party fees which are not eliminated in consolidation. Reference is made to Note 14 to the Notes to  Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q for an overview of our four reportable segments.

The increase in minimum rents in the Opportunity Funds primarily relates to additional rents following the acquisition of Cortlandt Towne Center (“2009 Fund Acquisition”) of $3.4 million and Fordham Place being partially placed in service in the second half of 2008 of $3.0 million.

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

Management fee income decreased primarily as a result of lower fees earned of $1.1 million from the City Point development project.

The increase in interest income was the result of higher interest earning assets in 2009 as previously discussed.

Other income of $1.7 million in the Core Portfolio was the result of a sales contract deposit forfeited during 2009.

Operating Expenses	2009				2008
(dollars in millions)	Core Portfolio	Opportunity Funds	Storage Portfolio	Other	Core Portfolio	Opportunity Funds	Storage Portfolio	Other

Property operating	$6.5	$4.4	$3.7	$-	$5.7	$3.3	$1.5	$-
Real estate taxes	4.6	2.2	1.0	-	4.4	1.0	0.4	-
General and administrative	12.4	8.1	0.1	(9.2)	13.3	10.0	0.1	(11.0)
Depreciation and amortization	8.3	7.7	2.1	(1.0)	8.2	4.0	1.1	-
Abandonment of project costs	-	2.4	-	-	-	-	-	-
Reserve for notes receivable	-	-	-	1.7	-	-	-	-

Total operating expenses	$31.8	$24.8	$6.9	$(8.5)	$31.6	$18.3	$3.1	$(11.0)

The increase in property operating expenses in the Core Portfolio was primarily attributable to additional tenant receivable reserves in 2009.  The increase in property operating expenses in the Opportunity Funds was primarily the result of the 2009 Fund Acquisition.  The increase in property operating expenses in the Storage Portfolio relates to the February 2008 acquisition of the Storage Post Portfolio (“2008 Storage Acquisition”) as well as the Company’s election in 2008 to report the Storage Portfolio activity one month in arrears as previously discussed.

The increase in real estate taxes in the Opportunity Funds was attributable to the 2009 Fund Acquisition.  The increase in real estate taxes in the Storage Portfolio relates to the 2008 Storage Acquisition.

The decrease in general and administrative expense in the Core Portfolio was primarily attributable to reduced compensation expense following employee terminations in the second half of 2008 and staff reductions in 2009.  The decrease in general and administrative expense in the Opportunity Funds relates to the reduction in Promote expense attributable to Fund I and Mervyns I.  The increase in general and administrative expense in Other relates to the reduction in Fund I and Mervyns I Promote expense eliminated for consolidated financial statement presentation purposes

Depreciation expense in the Core Portfolio increased $0.7 million as a result of Ledgewood Mall being reclassified as a continuing operation in 2009 as opposed to being held for sale, or discontinued operation in 2008.  Amortization expense in the Core Portfolio decreased $0.6 million as a result of additional amortization expense in 2008 associated with the Klaff management contracts.  Depreciation expense increased $2.4 million in the Opportunity Funds primarily due to the 2009 Fund Acquisition as well as Pelham Manor Shopping Plaza and Fordham Plaza being partially placed in service in the second half of 2008.  Amortization expense increased $1.3 million in the Opportunity Funds primarily as a result of additional amortization of loan costs related to Pelham and Fordham Plaza being partially placed in service in the second half of 2008.  Depreciation expense and amortization expense increased $1.0 million in the Storage Portfolio primarily as a result of the 2008 Storage Acquisition as well as the Company’s election in 2008 to report the Storage Portfolio activity one month in arrears as previously discussed. Depreciation and amortization expense decreased $1.0 million in Other as a result of depreciation associated with the elimination of capitalizable costs within the consolidated group.

The $2.4 million abandonment of project costs in 2009 is attributable to the Company’s determination that it most likely will not participate in a future development project.

The reserve for notes receivable of $1.7 million relates to the establishment of a reserve for a mezzanine loan receivable in 2009 as previously discussed.

Other	2009				2008
(dollars in millions)	Core Portfolio	Opportunity Funds	Storage Portfolio	Other	Core Portfolio	Opportunity Funds	Storage Portfolio	Other
Equity in (losses) earnings of unconsolidated affiliates	$0.4	$(3.6)	$-	$-	$-	17.7	$-	$-
Interest expense	(9.9)	(3.3)	(2.2)	-	(9.6)	(3.2)	(1.2)
Gain on debt extinguishment	7.0	-	-	-	-	-	-	-
Gain on sale of land	-	-	-	-	0.8	-	-	-
Income tax provision	(1.6)	-	-	-	(2.2)	-	-	-
Income from discontinued operations	-	-	-	5.8	-	-	-	8.2
Loss (income) attributable to noncontrolling interests in subsidiaries:
- Continuing operations	(0.2)	13.0	-	1.6	0.2	(24.9)	-	2.7
- Discontinued operations	-	(4.9)	-	-	-	(0.5)	-	-

Equity in (losses) earnings of unconsolidated affiliates in the Opportunity Funds decreased primarily as a result of our pro rata share of gains from the sale of Mervyns locations in 2008 as well as our pro rata share of gain from the sale of the Haygood Shopping Center of $3.4 million in 2008.

Total interest expense in the Core Portfolio increased $0.3 million in 2009.  This was primarily the result an increase in the average outstanding borrowings in 2009.  Interest expense in the Opportunity Fund increased $0.1 million in 2009. This was the result of an increase of $2.0 million due to higher average outstanding borrowings in 2009.  These increases were offset by a $1.7 million decrease related to lower average interest rates in 2009 and $0.2 million of higher capitalized interest in 2009.  Interest expense in the Storage Portfolio increased $1.0 million in 2009.  This was attributable to an increase of $0.6 million due to higher average outstanding borrowings in 2009 as well as an increase of $0.7 million due to higher interest rates in 2009.  These increases were offset by a $0.3 million increase in capitalized interest in 2009.

The gain on debt extinguishment of $7.0 million is attributable to the purchase of our convertible debt at a discount in 2009.

The gain on sale of land of $0.8 million in the Core Portfolio relates to a land sale at Bloomfield Town Square in 2008.

The variance in income tax provision in the Core Portfolio primarily relates to income taxes at the TRS level for our share of gains from the sale of Mervyns locations in 2008.

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

Loss (income) attributable to noncontrolling interests in subsidiaries - Discontinued operations for the Opportunity Funds primarily represents the noncontrolling interests’ share of activity related to properties sold in 2008 and 2009.

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

The reconciliation of net income to FFO for the three and six months ended June 30, 2009 and 2008 is as follows:

	Three months ended June 30,		Six months ended June 30,
(dollars in millions)	2009	2008	2009	2008
Net income attributable to Common Shareholders	$7.1	$17.4	$17.4	$25.6
Depreciation of real estate and amortization of leasing costs (net of noncontrolling interests’ share)
Consolidated affiliates	4.4	3.0	8.9	6.5
Unconsolidated affiliates	0.4	0.4	0.7	0.9
Gain on sale (net of noncontrolling interests’ share)
Consolidated affiliates	-	(7.2)	(0.9)	(7.2)
Unconsolidated affiliates	-	(0.6)	-	(0.6)
Income attributable to noncontrolling interest in Operating Partnership (1)	0.1	0.4	0.2	0.5
Funds from operations	$12.0	$13.4	$26.3	$25.7

Cash flows provided by (used in):
Operating activities			$28.4	$(16.1)
Investing activities			$(104.5)	$(213.6)
Financing activities			$97.2	$136.6

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

Distributions

In order to qualify as a REIT for Federal income tax purposes, we must currently distribute at least 90% of our taxable income to our shareholders. For the three and six months ended June 30, 2009, we paid dividends and distributions on our Common Shares and Common OP Units totaling $7.4 million and $14.4 million, respectively. In addition, in December of 2008, our Board of Trustees approved a special dividend of approximately $0.55 per share, or $18.0 million in the aggregate, which was associated with taxable gains arising from property dispositions in 2008, which was paid on January 30, 2009, to shareholders of record as of December 31, 2008. Ninety percent of the special dividend was paid through the issuance of 1.3 million Common Shares and 10%, or $1.8 million, was paid in cash.

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

Shopping Center	Location	Year acquired	GLA

New York Region

New York
Tarrytown Shopping Center	Tarrytown	2004	35,291
	(Westchester County)
Mid-Atlantic Region

Ohio
Granville Centre	Columbus	2002	134,997
Michigan
Sterling Heights Shopping Center	Detroit	2004	154,835

Various Regions
Kroger/Safeway Portfolio	Various	2003	709,400
Total			1,034,523

In addition, we, along with our Fund I investors have invested in Mervyns as discussed in Note 7 in the Notes to Consolidated Financial Statements in Part 1, Item 1 in this Form 10-Q.

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

To date, Fund II has invested in nine New York Urban Infill Redevelopment construction projects, eight of which are in conjunction with P/A, as follows:

				Redevelopment (dollars in millions)
Property	Location	Year acquired	Costs to date	Anticipated additional costs		Estimated construction completion	Square feet upon completion
Liberty Avenue (1)	Queens	2005	$14.9	$—		Completed	125,000
216th Street	Manhattan	2005	27.7	—		Completed	60,000
Fordham Place	Bronx	2004	120.2	9.8		Substantially completed	276,000
Pelham Manor Shopping Center (1)	Westchester	2004	60.5	4.5		Substantially completed	320,000
161st Street	Bronx	2005	53.8	11.2		Substantially completed	232,000
Atlantic Avenue (3)	Brooklyn	2007	19.5	3.5		Substantially completed	110,000
Canarsie Plaza	Brooklyn	2007	18.7	58.3		1st half 2011	265,000
Sherman Plaza	Manhattan	2005	33.1	-	(2)	(2)	-	(2)
CityPoint (1)	Brooklyn	2007	43.4	-	(2)	(2)	-	(2)

Total			$391.8	$87.3	(4)		1,388,000	(4)

Notes:
(1)  Fund II acquired a ground lease interest at this property.
(2)  To be determined
(3)  P/A is not a partner in this project.
(4)  Excludes Sherman Plaza and CityPoint.

Acadia Strategic Opportunity Fund III, LLC (“Fund III”)

Reference is made to Note 1 in the Notes to Consolidated Financial Statements in Part 1, Item 1 in this Form 10-Q for an overview of Fund III. As of June 30, 2009, $96.5 million has been invested in Fund III, of which the Operating Partnership contributed $19.2 million.

New York Urban Infill Redevelopment Initiative

Fund III has invested in the New York Urban/Infill Redevelopment initiative and another investment as follows:

			Redevelopment (dollars in millions)
Property	Location	Year acquired	Costs to date	Anticipated additional costs		Square feet upon completion
Sheepshead Bay	Brooklyn, NY	2007	$22.6	$-	(1)	-
125 Main Street	Westport, CT	2007	17.4	5.6		30,000
Total			$40.0	$5.6		30,000

Notes:
(1)         To be determined

Other Fund III Investments

During February 2008, Acadia, through Fund III, and in conjunction with an unaffiliated partner, Storage Post, acquired a portfolio of eleven self-storage properties from Storage Post’s existing institutional investors for approximately $174.0 million. The properties are located throughout New York and New Jersey. The portfolio continues to be operated by Storage Post, which is a 5% equity partner. During January 2009, Fund III purchased Cortlandt Towne Center for $78.0 million. The property is a 640,000 square foot shopping center located in Westchester County, NY, a trade area with high barriers to entry for regional and national retailers.

Preferred Equity Investment and Notes Receivable

Reference is made to Note 8 to the Notes to Consolidated Financial Statements in Part 1, Item 1 in this Form 10-Q for an overview of our preferred equity investment and notes receivable. At June 30, 2009, our preferred equity investment and notes receivable aggregated $124.5 million and accrued interest thereon of $10.9 million, and were collateralized by the underlying properties, the borrower’s ownership interest in the entities that own the properties and/or by the borrower’s personal guarantee. Effective interest rates on our preferred equity investment, mezzanine loan investments and notes receivable ranged from 9.50% to in excess of 20% with maturities through January 2017. During the three months ended June 30, 2009, we established a reserve of $1.7 million for a mezzanine loan receivable due to the loss of an anchor tenant at the underlying collateral property.

Purchase of Convertible Notes

Purchase of our Convertible Notes is another use of our liquidity. During the six months ended June 30, 2009, we purchased $56.8 million in face amount of our outstanding Convertible Notes for $46.6 million.

Share Repurchase

We have an existing share repurchase program that authorizes management, at its discretion, to repurchase up to $20.0 million of our outstanding Common Shares. The program may be discontinued or extended at any time and there is no assurance that we will purchase the full amount authorized. Under this program we have repurchased 2.1 million Common Shares, none of which were repurchased after December 2001. As of June 30, 2009, management may repurchase up to approximately $7.5 million of our outstanding Common Shares under this program.

SOURCES OF LIQUIDITY

We intend on using Fund III, as well as new funds that we may establish in the future, as the primary vehicles for our future acquisitions, including investments in the RCP Venture and New York Urban/Infill Redevelopment initiative. Additional sources of capital for funding property acquisitions, redevelopment, expansion and re-tenanting and RCP Venture investments, are expected to be obtained primarily from (i) the issuance of public equity or debt instruments, (ii) cash on hand and cash flow from operating activities, (iii) additional debt financings, (iv) noncontrolling interests’ unfunded capital commitments of $86.4 million and $325.2 million for Funds II and III, respectively (v) future sales of existing properties.

As of June 30, 2009, we had approximately $176.6 million of additional capacity under existing debt facilities and cash and cash equivalents on hand of $107.7 million.

Shelf Registration Statement and Issuance of Equity

During April 2009, we filed a shelf registration on Form S-3 providing for offerings of up to a total of $500.0 million of Common Shares, Preferred Shares and debt securities. During April 2009, we issued 5.75 million Common Shares and generated net proceeds of approximately $65.0 million.  The proceeds were primarily used to purchase a portion of our outstanding convertible notes payable and pay down existing lines of credit. Following this issuance, we have remaining capacity under this registration statement to issue up to approximately $350 million of these securities.

Asset Sales

Asset sales are an additional source of liquidity for us. On February 2, 2009, The Kroger Co. purchased the fee at six locations in Fund I’s Kroger/Safeway Portfolio for $14.6 million of which Fund I’s share of the sales proceeds amounted to $8.1 million after the repayment of the mortgage debt on these properties.

Financing and Debt

At June 30, 2009, mortgage and convertible notes payable aggregated $800.7 million, net of unamortized premium of $0.1 million and unamortized discount of $2.6 million, and were collateralized by 34 properties and related tenant leases. Interest rates on our outstanding mortgage indebtedness and convertible notes payable ranged from 0.94% to 7.18% with maturities that ranged from current to November 2032. Taking into consideration $73.2 million of notional principal under variable to fixed-rate swap agreements currently in effect, $464.8 million of the portfolio, or 58.0%, was fixed at a 5.52% weighted average interest rate and $335.9 million, or 42.0% was floating at a 2.02% weighted average interest rate. There is $136.9 million of debt maturing in 2009 at weighted average interest rates of 3.16%.  Of this amount, $6.3 million represents scheduled annual amortization.  The loans relating to $97.5 million of the 2009 maturities provide for extension options, which we believe we will be able to exercise.  If we are unable to extend these loans and refinance the balance of $33.1 million, we believe we will be able to repay this debt with existing liquidity, including unfunded capital commitments from the Opportunity Fund investors.  As it relates to maturities after 2009, we may not have sufficient cash on hand to repay such indebtedness, we may have to refinance this indebtedness or select other alternatives based on market conditions at that time.  Given the current lack of liquidity in the credit markets and the current economic recession, which may cause us to lose tenants or not secure new tenants for existing centers or projects under development, refinancing this debt will be very difficult.  See the “Item 1A. Risk Factors,” including the discussions under the headings “The current global financial crisis may cause us to lose tenants and may impair our ability to borrow money to purchase properties, refinance existing debt or obtain the necessary financing to complete our current redevelopment” in our 2008 Form 10-K.

We completed the following transactions related to mortgage loans during the six months ended June 30, 2009 and subsequent thereto:

i) borrowed $17.5 million on three existing construction loans

ii) paid off $4.8 million of self-amortizing debt

iii) closed on a $19.0 million loan that bears interest at a floating rate of LIBOR plus 150 basis points and matures on January 15, 2010. The proceeds of the loan were used to repay a maturing loan of $19.0 million

iv) extended a credit facility, with a balance of $53.7 million,  that was to mature March 1, 2009 for one year and adjusted the interest rate from LIBOR plus 100 basis points to LIBOR plus 250 basis points

v) extended a $11.4 million note that was to mature on May 18, 2009 to July 18, 2009. On July 18, 2009, this note was paid down by $0.9 million and extended to July 19, 2010 at an interest rate of LIBOR plus 325 basis points with a one year extension option

vi) closed on a $4.8 million loan that bears interest at a fixed rate of 6.35% and matures on July 1, 2014

vii) paid off $1.1 million of principal on an outstanding loan; and

viii) closed on a $45.0 million loan secured by a property with interest of LIBOR plus 400 basis points, a maturity date of July 29, 2012 and two one-year extension options. The loan has a future advance option of up to $2.0 million to be drawn upon completion of tenant improvements.

During the second quarter 2009, we paid down $41.9 million on existing lines of credit which increased the amount available under credit facilities. Reference is made to Note 10 in the Notes to Consolidated Financial Statements in Part 1, Item 1 in this Form 10-Q for a table which sets forth certain information pertaining to the Company’s secured credit facilities.

In June 2009, the servicer of two of the Company’s loans alleged that non-monetary defaults had occurred for two construction loans for $31.0 million and $9.4 million collateralized by the Pelham Manor Shopping Center and Atlantic Avenue, respectively. The servicer contends that the Company did not substantially complete the improvements in accordance with the required completion dates as defined in the loan agreements and, accordingly, did not meet the requirements for the final draws. The Company does not believe the loans are in default and will vigorously defend its position and is currently in discussions with the servicer to resolve these issues. The Company believes that the ultimate resolution of this matter will not have a material adverse effect on the Company’s financial condition or results of operations.

The following table summarizes our mortgage indebtedness as of June 30, 2009 and December 31, 2008:

(dollars in millions)
Lender/Originator	June 30, 2009	December 31, 2008	Interest Rate at June 30, 2009	Maturity	Properties Encumbered	Payment Terms

Mortgage notes payable – variable-rate
Bank of America, N.A.	$9.6	$9.6	1.71% (LIBOR +1.40%)	6/29/2012	(1)	(31)
RBS Greenwich Capital	30.0	30.0	1.71% (LIBOR +1.40%)	4/1/2010	(2)	(32)
PNC Bank, National Association	11.4	11.4	1.96% (LIBOR +1.65%)	7/18/2009	(4)	(39)
Bank of America, N.A.	14.3	15.5	1.61% (LIBOR +1.30%)	12/1/2011	(6)	(31)
Anglo Irish Bank Corporation	9.8	9.8	1.96% (LIBOR +1.65%)	10/30/2010	(10)	(32)
Eurohypo AG	86.1	80.5	2.06% (LIBOR +1.75%)	10/4/2009	(5)	(39)
Bank of China	-	19.0	2.35% (LIBOR +1.85%)	-	(21)	(32)
Bank of America	19.0	-	1.81% (LIBOR +1.50%)	1/15/2010	(21)	(32)
Sub-total mortgage notes payable	180.2	175.8

Secured credit facilities:
Bank of America, N.A.	30.0	48.9	1.56% (LIBOR +1.25%)	12/1/2010	(7)	(33)
Bank of America, N.A./ Bank of New York	53.7	34.7	2.81% (LIBOR +2.50%)	3/1/2010	(8)	(32)
Bank of America, N.A	143.2	62.2	0.94% (Commercial Paper +0.50%)	10/9/2011	(9)	(32)
J.P. Morgan Chase	2.0	-	1.56% (LIBOR +1.25%)	3/29/2010	(29)	(32)
Sub-total secured credit facilities	228.9	145.8

Interest rate swaps (42)	(73.2)	(73.4)

Total variable-rate debt	335.9	248.2

Mortgage notes payable – fixed-rate
RBS Greenwich Capital	14.4	14.6	5.64%	9/6/2014	(13)	(31)
RBS Greenwich Capital	17.6	17.6	4.98%	9/6/2015	(14)	(34)
RBS Greenwich Capital	12.4	12.5	5.12%	11/6/2015	(15)	(31)
Bear Stearns Commercial	34.6	34.6	5.53%	1/1/2016	(16)	(35)
Bear Stearns Commercial	20.5	20.5	5.44%	3/1/2016	(17)	(32)
J.P. Morgan Chase	8.3	8.3	6.40%	11/1/2032	(18)	(31)
Column Financial, Inc.	9.6	9.7	5.45%	6/11/2013	(19)	(31)
Merrill Lynch Mortgage Lending, Inc.	23.5	23.5	6.06%	10/1/2016	(20)	(36)
Cortlandt Deposit Corp	-	1.2	6.62%	-	(22)	(38)
Cortlandt Deposit Corp	-	2.3	6.51%	-	(23)	(38)
Bank of America N.A.	25.5	25.5	5.80%	10/1/2017	(3)	(32)
Bear Stearns Commercial	26.3	26.2	5.88%	8/1/2017	(11)	(37)
Wachovia	26.0	26.0	5.42%	2/11/2017	(12)	(32)
Bear Stearns Commercial	31.0	25.3	7.18%	1/1/2020	(27)	(40)
GEMSA Loan Services, L.P.	4.9	4.9	5.37%	12/1/2009	(24)	(31)
Wachovia	33.9	34.3	5.86%	6/11/2009	(25)	(31)
GEMSA Loan Services, L.P.	41.5	41.5	5.30%	3/16/2011	(26)	(32)
Bear Stearns Commercial	9.4	3.3	7.14%	1/1/2020	(28)	(41)
American United Life Insurance Company	4.8	-	6.35%	7/1/2014	(30)	(31)
Interest rate swaps (42)	73.2	73.4	5.38%	(43)

Total fixed-rate debt	417.4	405.2

Total fixed and variable debt	753.3	653.4
Unamortized premium	0.1	0.1

Total	$753.4	$653.5

Notes:
(1)	Village Commons Shopping Center
(2)	161st Street
(3)	216th Street
(4)	Liberty Avenue
(5)	Fordham Place
(6)	Branch Shopping Center
(7)	Line of credit secured by the following properties:
Marketplace of Absecon
Bloomfield Town Square
Hobson West Plaza
Town Line Plaza
Methuen Shopping Center
Abington Towne Center
(8)	Acadia Strategic Opportunity Fund II, LLC line of credit secured by unfunded investor capital commitments
(9)	Acadia Strategic Opportunity Fund III, LLC line of credit secured by unfunded investor capital commitments
(10)	Tarrytown Center
(11)	Merrillville Plaza
(12)	239 Greenwich Avenue
(13)	New Loudon Center
(14)	Crescent Plaza
(15)	Pacesetter Park Shopping Center
(16)	Elmwood Park Shopping Center
(17)	Gateway Shopping Center
(18)	Boonton Shopping Center
(19)	Chestnut Hill
(20)	Walnut Hill
(21)	Sherman Avenue
(22)	Kroger Portfolio
(23)	Safeway Portfolio
(24)	Acadia Suffern
(25)	Acadia Storage Company, LLC. The Company is currently in discussion with the special servicer to extend this loan.
(26)	Acadia Storage Post Portfolio CO, LLC
(27)	Pelham Manor
(28)	Atlantic Avenue
(29)	Line of credit secured by the Ledgewood Mall
(30)	Clark-Diversey
(31)	Monthly principal and interest.
(32)	Interest only monthly.
(33)	Annual principal and monthly interest.
(34)	Interest only monthly until 9/10; monthly principal and interest thereafter.
(35)	Interest only monthly until 1/10; monthly principal and interest thereafter.
(36)	Interest only monthly until 10/11; monthly principal and interest thereafter.
(37)	Interest only monthly until 7/12 monthly principal and interest thereafter.
(38)	Annual principal and semi-annual interst payments.
(39)	Interest only monthly upon draw down on construction loan.
(40)	Interest only upon draw down on construction loan until 2/1/13 monthly principal and interest thereafter.
(41)	Interest only upon draw down on construction loan until 2/1/15 monthly principal and interest thereafter.
(42)	Maturing between 1/1/10 and 11/30/12.
(43)	Represents the amount of the Company's variable-rate debt that has been fixed through certain cash flow hedge transactions (Note 9).

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

At June 30, 2009, maturities on our mortgage notes ranged from currently due to November 2032. In addition, we have non-cancelable ground leases at seven of our shopping centers. We also lease space for our corporate headquarters for a term expiring in 2015. The following table summarizes our debt maturities and obligations under non-cancelable operating leases as of June 30, 2009:

(dollars in millions)	Payments due by period
Contractual obligation	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years

Future debt maturities	$800.7	$136.9	$394.3	$23.3	$246.2
Interest obligations on debt	143.8	15.7	46.1	31.7	50.3
Operating lease obligations	120.6	2.5	10.3	10.7	97.1
Construction commitments[1]	18.1	18.1	-	-	-

Total	$1,083.2	$173.2	$450.7	$65.7	$393.6

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

Reference is made to Note 7 in the Notes to Consolidated Financial Statements in Part 1, Item 1 in this Form 10-Q for a discussion of our unconsolidated investments. Our pro rata share of unconsolidated debt related to these investments is as follows:

(dollars in millions)
Investment	Pro rata share of mortgage debt	Interest rate at June 30, 2009	Maturity date
Crossroads	$30.7	5.37%	December 2014
Brandywine	36.9	5.99%	July 2016
CityPoint	7.8	2.81%	August 2009
Sterling Heights	3.1	2.16%	August 2010
Total	$78.5

In addition, we have arranged for the provision of five separate letters of credit in connection with certain leases and investments. As of June 30, 2009, there were no outstanding balances under any of these letters of credit. If these letters of credit were fully drawn, the combined maximum amount of exposure would be $11.8 million.

HISTORICAL CASH FLOW

The following table compares the historical cash flow for the six months ended June 30, 2009 (“2009”) with the cash flow for the six months ended June 30, 2008 (“2008”)

	Six months ended June 30,
(dollars in millions)	2009	2008	Change

Net cash provided by operating activities	$28.4	$(16.1)	$44.5
Net cash used in investing activities	(104.5)	(213.6)	109.1
Net cash provided by financing activities	97.2	136.6	(39.4)

Total	$21.1	$(93.1)	$114.2

A discussion of the significant changes in cash flow for 2009 versus 2008 is as follows:

An increase of $44.5 million in net cash provided by operating activities resulted from changes in operating assets and liabilities, primarily other assets and funding of escrows. The change in other assets was the result of additional cash used for the purchase of short-term financial instruments in 2008 and the subsequent redemption of these financial instruments in 2009. The variance in funding of escrows was attributable to the funding of our tax deferred property exchange transactions in 2008.

A decrease of $109.1 million of net cash used in investing activities resulted from the following: (i) a decrease of $78.2 million in expenditures for real estate, development and tenant installations in 2009 and (ii) a $40.0 million preferred equity investment in 2008. These decreases in cash used were offset by an additional $14.1 million in proceeds from the sale of properties in 2008.

The $39.4 million decrease in net cash provided by financing activities was attributable to the following decreases in cash for 2009: (i) a decrease of $46.0 million in capital contributions from noncontrolling interests in 2009, (ii) a decrease of $15.8 million from borrowings in 2009, (iii) an additional $46.6 million of cash used for the purchase of convertible notes in 2009, and (iv) $6.8 million of additional cash used for repayment of debt in 2009. These 2009 cash decreases were offset by the following: (i) $65.2 million of additional cash from the issuance of Common Shares, net of costs, in 2009 (ii) a decrease of $5.2 million in cash dividends paid to Common Shareholders in 2009, and (iii) an additional $4.7 million of distributions to noncontrolling interests in 2008.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Our primary market risk exposure is to changes in interest rates related to our mortgage debt. See the discussion under Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations for certain quantitative details related to our mortgage debt.

Currently, we manage our exposure to fluctuations in interest rates primarily through the use of fixed-rate debt and interest rate swap agreements. As of June 30, 2009, we had total mortgage debt and convertible notes payable of $800.7 million, net of unamortized premium of $0.1 million and unamortized discount of $2.6 million, of which $464.8 million or 58.0% was fixed-rate, inclusive of interest rate swaps, and $335.9 million, or 42.0% was variable-rate based upon LIBOR or commercial paper rates plus certain spreads. As of June 30, 2009, we were a party to seven interest rate swap transactions and one interest rate cap transaction to hedge our exposure to changes in interest rates with respect to $73.2 million and $30.0 million of LIBOR-based variable-rate debt, respectively.

Of our total consolidated outstanding debt, $136.9 million and $146.2 million will become due in 2009 and 2010, respectively. As we intend on refinancing some or all of such debt at the then-existing market interest rates which may be greater than the current interest rate, our interest expense would increase by approximately $2.8 million annually if the interest rate on the refinanced debt increased by 100 basis points. After giving effect to noncontrolling interest, the Company’s share of this increase would be $0.9 million.

Interest expense on our consolidated variable-rate debt, net of variable to fixed-rate swap agreements currently in effect, as of June 30, 2009 would increase by $3.4 million annually if LIBOR increased by 100 basis points. After giving effect to noncontrolling interest, the Company’s share of this increase would be $0.6 million. We may seek additional variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, we would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.

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

None

Item 3.             Defaults Upon Senior Securities.

None

Item 4.             Submission of Matters to a Vote of Security Holders.

On May 13, 2009, we held our annual meeting of shareholders. The shareholders voted, in person or by proxy for the following proposals. The results of the voting are shown below:

Proposal 1 -

Election of Trustees:
	Votes Cast For	Votes Withheld

Kenneth F. Bernstein	31,291,112	207,683
Douglas Crocker II	31,289,902	208,893
Suzanne M. Hopgood	30,576,002	922,793
Lorrence T. Kellar	30,500,937	997,858
Wendy Luscombe	31,211,157	287,638
William T. Spitz	31,287,833	210,962
Lee S. Wielansky	30,722,084	776,711

Proposal 2 -

The ratification of the appointment of BDO Seidman, LLP as the Independent Registered Public Accounting Firm for the Company for the fiscal year ending December 31, 2009:

Votes Cast For	Votes Against	Abstain

31,490,584	5,684	2,526

Item 5.    Other Information.

None

Item 6.            Exhibits.

The information under the heading “Exhibit Index” below is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACADIA REALTY TRUST

August 6, 2009	/s/ Kenneth F. Bernstein
Kenneth F. Bernstein
President and Chief Executive Officer
(Principal Executive Officer)

August 6, 2009	/s/ Michael Nelson
Michael Nelsen
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description
3.1	Declaration of Trust of the Company, as amended (1)
3.2	Fourth Amendment to Declaration of Trust (2)
3.3	Amended and Restated By-Laws of the Company (3)
3.4	Fifth Amendment to Declaration of Trust (9)
3.5	First Amendment the Amended and Restated Bylaws of the Company (9)
4.1	Voting Trust Agreement between the Company and Yale University dated February 27, 2002 (4)
31.1	Certification of Chief Executive Officer pursuant to rule 13a–14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (5)
31.2	Certification of Chief Financial Officer pursuant to rule 13a–14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (5)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)
99.1	Amended and Restated Agreement of Limited Partnership of the Operating Partnership (6)
99.2	First and Second Amendments to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership (6)
99.3	Third Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership (7)
99.4	Fourth Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership (7)
99.5	Certificate of Designation of Series A Preferred Operating Partnership Units of Limited Partnership Interest of Acadia Realty Limited Partnership (8)
99.6	Certificate of Designation of Series B Preferred Operating Partnership Units of Limited Partnership Interest of Acadia Realty Limited Partnership (7)

Notes:
(1)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal Year ended December 31, 1994
(2)	Incorporated by reference to the copy thereof filed as an Exhibit to Company’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 1998
(3)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2005.
(4)	Incorporated by reference to the copy thereof filed as an Exhibit to Yale University’s Schedule 13D filed on September 25, 2002
(5)	Filed herewith.
(6)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Registration Statement on Form S-3 filed on March 3, 2000
(7)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2003
(8)	Incorporated by reference to the copy thereof filed as an Exhibit to Company’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 1997
(9)	Incorporated by reference to the copy thereof filed as an Exhibit to Company’s Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2009