Form 10-Q
period 2009-09-30
ACADIA REALTY TRUST
filed 2009-11-06
CIK 899629

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

As of November 6, 2009 there were 39,770,652 common shares of beneficial interest, par value $.001 per share, outstanding.

ACADIA REALTY TRUST AND SUBSIDIARIES

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements.

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)	September 30, 2009	December 31, 2008
	(unaudited)	as adjusted
ASSETS
Operating real estate
Land	$215,697	$192,496
Buildings and improvements	774,193	648,112
Construction in progress	24,729	16,618
	1,014,619	857,226
Less: accumulated depreciation	185,475	165,067
Net operating real estate	829,144	692,159
Real estate under development	177,887	234,769
Cash and cash equivalents	117,831	86,691
Cash in escrow	8,897	6,794
Investments in and advances to unconsolidated affiliates	52,727	54,978
Rents receivable, net	15,814	12,648
Notes receivable and preferred equity investment, net	120,001	125,587
Deferred charges, net of amortization	28,791	21,899
Acquired lease intangibles, net of amortization	23,449	19,476
Prepaid expenses and other assets, net of amortization	21,671	31,692
Assets of discontinued operations	1,155	4,690
Total assets	$1,397,367	$1,291,383

LIABILITIES AND SHAREHOLDERS’ EQUITY
Mortgage notes payable	$759,549	$653,543
Convertible notes payable, net of unamortized discount of $2,354 and $6,597, respectively	47,661	100,403
Acquired lease and other intangibles, net of amortization	7,218	6,506
Accounts payable and accrued expenses	18,364	22,179
Dividends and distributions payable	7,362	25,514
Distributions in excess of income from, and investments in, unconsolidated affiliates	20,666	20,633
Other liabilities	18,653	18,896
Liabilities of discontinued operations	202	1,481
Total liabilities	879,675	849,155

Equity
Common shares	40	32
Additional paid-in capital	299,419	218,527
Accumulated other comprehensive loss	(3,418)	(4,508)
Retained earnings	16,921	13,671
Total Common Shareholders equity	312,962	227,722
Noncontrolling interests in subsidiaries	204,730	214,506
Total equity	517,692	442,228
Total liabilities and equity	$1,397,367	$1,291,383

See accompanying notes

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Revenues
Minimum rents	$25,877	$18,751	$70,922	$58,075
Percentage rents	64	116	392	353
Expense reimbursements	4,868	4,172	15,252	12,088
Lease termination income	2,500	(523)	2,726	23,977
Other property income	362	393	1,550	791
Management fee income	316	496	1,517	2,902
Interest income	5,069	4,684	15,240	9,380
Other	-	-	1,700	-
Total revenues	39,056	28,089	109,299	107,566

Operating Expenses
Property operating	6,419	5,290	20,965	15,718
Real estate taxes	4,552	3,244	12,305	9,080
General and administrative	5,226	6,822	16,575	19,132
Depreciation and amortization	10,377	7,986	27,412	21,262
Abandonment of project costs	53	-	2,484	-
Reserve for notes receivable	-	-	1,734	-
Total operating expenses	26,627	23,342	81,475	65,192
Operating income	12,429	4,747	27,824	42,374
Equity in (losses) earnings of unconsolidated affiliates	(3,848)	6,664	(7,106)	24,368
Interest and other finance expense	(8,329)	(8,189)	(23,782)	(22,163)
Gain on debt extinguishment	11	-	7,057	-
Gain on sale of land	-	-	-	763
Income from continuing operations before income taxes	263	3,222	3,993	45,342
Income tax benefit (expense)	273	(191)	(1,349)	(2,391)
Income from continuing operations	536	3,031	2,644	42,951

Discontinued Operations
Operating income from discontinued operations	32	181	225	1,234
Gain on sale of property	-	-	5,637	7,182
Income from discontinued operations	32	181	5,862	8,416
Net income	568	3,212	8,506	51,367

Loss (income) attributable to noncontrolling interests in subsidiaries:
Continuing operations	6,740	1,386	21,101	(20,660)
Discontinued operations	(1)	(132)	(4,866)	(605)
Net loss (income) attributable to noncontrolling interests in subsidiaries	6,739	1,254	16,235	(21,265)

Net income attributable to Common Shareholders	$7,307	$4,466	$24,741	$30,102

Income from continuing operations attributable to
Common Shareholders	$7,276	$4,417	$23,745	$22,291
Income from discontinued operations attributable to
Common Shareholders	31	49	996	7,811
Net Income attributable to Common Shareholders	$7,307	$4,466	$24,741	$30,102

Basic Earnings per Share
Income from continuing operations	$0.18	$0.13	$0.63	$0.66
Income from discontinued operations	-	-	0.03	0.23
Basic earnings per share	$0.18	$0.13	$0.66	$0.89

Diluted Earnings per Share
Income from continuing operations	$0.18	$0.13	$0.63	$0.65
Income from discontinued operations	-	-	0.03	0.23
Diluted earnings per share	$0.18	$0.13	$0.66	$0.88

See accompanying notes

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(unaudited)

(dollars in thousands)	September 30, 2009	September 30, 2008
		as adjusted
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,506	$51,367
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	27,437	22,446
Gain on sale property	(5,637)	(7,945)
Gain on debt extinguishment	(7,057)	-
Amortization of lease intangibles	4,772	3,447
Amortization of mortgage note premium	(27)	(773)
Amortization of discount on convertible debt	1,031	1,580
Non-cash accretion of notes receivable	(3,914)	(1,132)
Share compensation expense	3,045	2,581
Equity in losses (earnings) of unconsolidated affiliates	7,106	(24,368)
Distributions of operating income from unconsolidated affiliates	461	11,753
Abandonment of project costs	2,484	-
Reserve for notes receivable	1,734	-
Provision for bad debt	2,496	652
Changes in assets and liabilities
Cash in escrows	(2,103)	(24,595)
Rents receivable	(5,818)	216
Prepaid expenses and other assets, net	8,507	(19,768)
Accounts payable and accrued expenses	(4,971)	4,711
Other liabilities	1,062	5,261

Net cash provided by operating activities	39,114	25,433

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate	(112,913)	(222,040)
Deferred acquisition and leasing costs	(11,654)	(3,975)
Investments in and advances to unconsolidated affiliates	(5,137)	(7,065)
Return of capital from unconsolidated affiliates	1,798	3,921
Repayments of notes receivable	8,831	19,474
Advances on notes receivable	(756)	(49,310)
Preferred equity investment	-	(40,000)
Proceeds from sale of property	9,481	23,627

Net cash used in investing activities	(110,350)	(275,368)

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(unaudited)

(dollars in thousands)	September 30, 2009	September 30, 2008
		as adjusted
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on mortgage notes	(150,357)	(65,217)
Proceeds received on mortgage notes	255,065	252,817
Purchase of convertible notes	(46,736)	-
Increase in deferred financing and other costs	(480)	(2,284)
Capital contributions from noncontrolling interests in partially-owned affiliates	7,200	46,014
Distributions to noncontrolling interests in partially-owned affiliates	(915)	(13,708)
Dividends paid to Common Shareholders	(22,993)	(27,841)
Distributions to noncontrolling interests in Operating Partnership	(1,035)	(635)
Distributions on preferred Operating Partnership Units to noncontrolling interests	(29)	(21)
Proceeds from issuance of Common Shares, net of issuance costs	65,222	-
Repurchase and cancellation of Common Shares	(2,715)	(2,102)
Common Shares issued under Employee Share Purchase Plan	80	204
Exercise of options to purchase Common Shares	69	841

Net cash provided by financing activities	102,376	188,068

Increase (decrease) in cash and cash equivalents	31,140	(61,867)
Cash and cash equivalents, beginning of period	86,691	123,343

Cash and cash equivalents, end of period	$117,831	$61,476

Supplemental disclosure of cash flow information
Cash paid during the period for interest, including capitalized interest of $3,005 and $3,246, respectively	$24,597	$23,131

Cash paid for income taxes	$496	$2,704

Supplemental disclosure of non-cash investing and financing activities
Acquisition of real estate through assumption of debt	$-	$39,967

Dividends paid through the issuance of Common Shares	$16,192	$-

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

All of the Company’s assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership (the “Operating Partnership”) and entities in which the Operating Partnership owns a controlling interest. As of September 30, 2009, the Trust controlled 98% of the Operating Partnership as the sole general partner. As the general partner, the Trust is entitled to share, in proportion to its percentage interest, in the cash distributions and profits and losses of the Operating Partnership. The limited partners primarily represent entities or individuals who contributed their interests in certain properties or entities to the Operating Partnership in exchange for common or preferred units of limited partnership interest (“Common or Preferred OP Units”). Limited partners holding Common OP Units are generally entitled to exchange their units on a one-for-one basis for common shares of beneficial interest of the Trust (“Common Shares”). This structure is commonly referred to as an umbrella partnership REIT or “UPREIT.”

During 2001, the Company formed a partnership, Acadia Strategic Opportunity Fund I, LP (“Fund I”), and in 2004 formed a limited liability company, Acadia Mervyn Investors I, LLC (“Mervyns I”), with four institutional investors. The Operating Partnership committed a total of $20.0 million to Fund I and Mervyns I, and the four institutional shareholders committed $70.0 million, for the purpose of acquiring real estate investments. As of September 30, 2009, Fund I was fully invested.

The Operating Partnership is the sole general partner of Fund I and sole managing member of Mervyns I, with a 22.2% equity interest in both Fund I and Mervyns I and is also entitled to a profit participation in excess of its equity interest percentage based on certain investment return thresholds (“Promote”). Cash flow is distributed pro-rata to the partners and members (including the Operating Partnership) until they receive a 9% cumulative return (“Preferred Return”), and the return of all capital contributions. Thereafter, remaining cash flow (which is net of distributions and fees to the Operating Partnership for property management, asset management, leasing, construction and legal services) is distributed 80% to the partners (including the Operating Partnership) and 20% to the Operating Partnership as a Promote. As all contributed capital and accumulated preferred return has been distributed to investors, the Operating Partnership is now entitled to a Promote on all earnings and distributions.

During 2004, the Company, along with the investors from Fund I as well as two additional institutional investors, formed Acadia Strategic Opportunity Fund II, LLC (“Fund II”), and Acadia Mervyn Investors II, LLC (“Mervyns II”) with $300.0 million, in the aggregate, of committed discretionary capital available to acquire or develop real estate investments. The Operating Partnership’s share of committed capital is $60.0 million. The Operating Partnership is the managing member with a 20% interest in both Fund II and Mervyns II. The terms and structure of Fund II and Mervyns II are substantially the same as Fund I and Mervyns I, including the Promote structure, with the exception that the Preferred Return is 8%. As of September 30, 2009, the Operating Partnership had contributed $32.6 million to Fund II and $7.6 million to Mervyns II.

During 2007, the Company formed Acadia Strategic Opportunity Fund III LLC (“Fund III”) with 14 institutional investors, including all of the investors from Fund I and a majority of the investors from Fund II with $503 million of committed discretionary capital available to acquire or develop real estate investments. The Operating Partnership’s share of the committed capital is $100.0 million and it is the managing member with a 19.9% interest in Fund III. The terms and structure of Fund III are substantially the same as the previous Funds, including the Promote structure, with the exception that the Preferred Return is 6%. As of September 30, 2009, the Operating Partnership had contributed $19.2 million to Fund III.

Fund I, Fund II, and Fund III are collectively referred to herein as the “Opportunity Funds.”

2.         BASIS OF PRESENTATION

The consolidated financial statements include the consolidated accounts of the Company and its controlling investments in partnerships and limited liability companies in which the Company is presumed to have control in accordance with Financial Accounting Statements Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810 “Consolidation” (formerly Emerging Issues Task Force Issue (“EITF”) No. 04-05) (“ASC Topic 810”). The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Investments in entities for which the Company has the ability to exercise significant influence over, but does not have financial or operating control, are accounted for using the equity method of accounting. Accordingly, the Company’s share of the net earnings (or loss) of these entities are included in consolidated net income under the caption, Equity in Earnings of Unconsolidated Affiliates. The information furnished in the accompanying consolidated financial statements reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the aforementioned consolidated financial statements for the interim periods.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.         BASIS OF PRESENTATION, (continued)

Although the Company accounts for its investment in Albertson’s, which it has made through the Retailer Controlled Property Venture (“RCP Venture”) (Note 7), using the equity method of accounting, the Company adopted the policy of not recording its equity in earnings or losses of the unconsolidated affiliate until the Company receives the audited financial statements of Albertson’s to support the equity earnings or losses in accordance with ASC Topic 323 “Investments – Equity Method and Joint Ventures” (formerly Accounting Principles Board (“APB”) Opinion No. 18 “Equity Method of Accounting for Investments in Common Stock.”

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates. Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The Company has evaluated subsequent events from September 30, 2009 through the time of filing this Form 10-Q with the SEC on November 6, 2009. Material subsequent events that have occurred since September 30, 2009 are discussed in Note 17 to the Consolidated Financial Statements.

In June 2009, the Financial FASB issued ASC Topic 105 “Generally Accepted Accounting Principles” (formerly Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”) (“ASC Topic 105”). ASC Topic 105 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with GAAP. It establishes the FASB Accounting Standards Codification (“ASC”) as the single source of authoritative accounting principles recognized by the FASB in the preparation of financial statements in conformity with GAAP. The ASC does not create new accounting and reporting guidance rather it reorganizes GAAP pronouncements into approximately 90 topics within a consistent structure. All guidance contained in the ASC carries an equal level of authority. Relevant portions of authoritative content, issued by the Securities and Exchange Commission (“SEC”), for SEC registrants, have been included in the ASC. ASC Topic 105 was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted ASC Topic 105 on September 30, 2009.

Effective January 1, 2009, the Company adopted the following FASB pronouncements, which required it to retrospectively restate and reclassify previously disclosed consolidated financial statements. As such, certain prior period amounts have been restated or reclassified in the accompanying unaudited consolidated financial statements to conform to the adoption of these FASB pronouncements.

The Company adopted ASC Topic 810 (formerly SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,). ASC Topic 810, among other things, provides guidance and establishes amended accounting and reporting standards for noncontrolling interests in a consolidated subsidiary and the deconsolidation of a subsidiary. Under ASC Topic 810, the Company now reports noncontrolling interests in subsidiaries as a separate component of equity in the consolidated financial statements and shows both net income attributable to the noncontrolling interests and net income attributable to the controlling interests on the face of the Consolidated Statements of Income.

The Company adopted ASC Topic 470-20 “Debt with Conversion and Other Options” (formerly FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion Including Partial Cash Settlement”), (“ASC Topic 470-20”). ASC Topic 470-20 requires the proceeds from the issuance of convertible debt be allocated between a debt component and an equity component. The debt component is measured based on the fair value of similar debt without an equity conversion feature, and the equity component is determined as the residual of the fair value of the debt deducted from the original proceeds received.  The resulting discount on the debt component is amortized over the period the convertible debt is expected to be outstanding, which is December 11, 2006 to December 20, 2011, as additional non-cash interest expense.  The equity component recorded as additional paid-in capital was $11.3 million, which represented the difference between the proceeds from the issuance of the convertible notes payable and the fair value of the liability at the time of issuance. The additional non-cash interest expense recognized in the Consolidated Statements of Income was $0.2 million and $0.5 million for the quarters ended September 30, 2009 and 2008, respectively and $1.0 million and $1.6 million for the nine months ended September 30, 2009 and 2008, respectively. Accumulated amortization related to the convertible notes payable was $0.7 million and $1.1 million as of September 30, 2009 and December 31, 2008, respectively, after giving effect to repurchases.

The following table shows the effect of the retroactive restatement and reclassification of (i) the consolidated balance sheet accounts for the year ended December 31, 2008 and (ii) the consolidated statement of income for the three and nine months ended September 30, 2008 and consolidated statement of cash flow accounts for the nine months ended September 30, 2008:

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.         BASIS OF PRESENTATION, (continued)

(dollars in thousands, except per share amounts)	December 31, 2008
Affected Consolidated Balance Sheet accounts	Before Adjustment	As Adjusted	Effect of Change
Deferred charges, net of amortization	$22,072	$21,899	$(173)
Convertible notes payable	$107,000	$100,403	$(6,597)
Minority interests	$214,506	$-	$(214,506)
Additional paid-in capital	$212,007	$218,527	$6,520
Retained earnings	$13,767	$13,671	$(96)
Noncontrolling interests in subsidiaries	$-	$214,506	$214,506

	Three months ended September 30, 2008
Affected Consolidated Income Statement Accounts	Before Adjustment	As Adjusted	Effect of Change

Depreciation and amortization	$8,001	$7,986	$15
Interest expense	$7,653	$8,189	$(536)
Net income attributable to Common Shareholders	$4,987	$4,466	$(521)
Basic earnings per share	$0.15	$0.13	$(0.02)
Diluted earnings per share	$0.15	$0.13	$(0.02)

	Nine months ended September 30, 2008
	Before Adjustment	As Adjusted	Effect of Change

Depreciation and amortization	$21,303	$21,262	$41
Interest expense	$20,583	$22,163	$(1,580)
Net income attributable to Common Shareholders	$31,641	$30,102	$(1,539)
Basic earnings per share	$0.97	$0.89	$(0.08)
Diluted earnings per share	$0.96	$0.88	$(0.08)

	Nine months ended September 30, 2008
Affected Consolidated Statement of Cash Flow Accounts	Before Adjustment	As Adjusted	Effect of Change

Depreciation and amortization	$22,487	$22,446	$(41)
Amortization of discount on convertible debt	$–	$1,580	$1,580

During December of 2007, the FASB issued ASC Topic 805 “Business Combinations” (formerly SFAS No. 141R, “Business Combinations”) (“ASC Topic 805”). ASC Topic 805 establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired (including intangibles), the liabilities assumed and any noncontrolling interest in the acquired entity.  Effective January 1, 2009, the Company adopted ASC Topic 805 and it did not have a material impact to the Company’s financial position or results of operations.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.           BASIS OF PRESENTATION, (continued)

During March of 2008, the FASB issued ASC Topic 815 “Derivatives and Hedging” (formerly SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133”) (“ASC Topic 815”).   ASC Topic 815 amends SFAS No. 133 to provide additional information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. It requires enhanced disclosures about an entity’s derivatives and hedging activities.   ASC Topic 815 was effective for financial statements issued for fiscal years beginning after November 15, 2008.   The adoption of ASC Topic 815 did not have an impact on the Company’s financial condition or results of operations.

During June of 2008, the FASB ratified ASC Topic 815 (formerly EITF Issue 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”). Paragraph 11(a) of SFAS 133 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. ASC Topic 815 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. ASC Topic 815 became effective on January 1, 2009. The adoption of ASC Topic 815 did not have an impact on the Company’s financial position and results of operations.

During October of 2008, the FASB issued ASC Topic 820 “Fair Value Measurements and Disclosures” (formerly FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”) (“ASC Topic 820”).  ASC Topic 820 provides guidance in determining the fair value of a financial asset when there is not an active market for that financial asset.  The adoption of ASC Topic 820 did not have an impact on the Company’s financial position and results of operations.

In April 2009, the FASB issued ASC Topic 825 “Financial Instruments” (formerly FSP SFAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments”) (“ASC Topic 825”). ASC Topic 825 amends SFAS No. 107, “Disclosures about Fair Values of Financial Instruments” and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” to require disclosures about fair value of financial instruments in interim financial statements. ASC Topic 825 is effective for interim periods ending after June 15, 2009. The Company adopted ASC Topic 825 and has provided the disclosures in Note 12 to the Consolidated Financial Statements. The adoption did not have an impact on the Company’s financial position and results of operations.

In May 2009, the FASB issued ASC Topic 855 “Subsequent Events” (formerly SFAS No. 165 “Subsequent Events”) (“ASC Topic 855”). ASC Topic 855 establishes general standards of accounting and disclosure for events that occur after the balance sheet date but before the financial statements are issued and was effective for interim or annual periods ending after June 15, 2009.  The Company adopted ASC Topic 855 and has provided the new disclosures as required. The adoption did not have an impact on the Company’s financial position and results of operations.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” (“SFAS No. 167”) which changes the approach to determining the primary beneficiary of a variable interest entity and requires companies to more frequently assess whether they must consolidate a variable interest entity. SFAS No. 167 is effective on the first annual reporting period that begins after November 15, 2009. The FASB has not incorporated SFAS 167 into the ASC. The Company is currently assessing the potential impact of SFAS No. 167 on its financial position and results of operations.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.           EARNINGS PER COMMON SHARE

Basic earnings per share was determined by dividing the applicable net income attributable to Common Shareholders for the period by the weighted average number of Common Shares outstanding during each period consistent with ASC Topic 260, “Earnings per Share.” Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Shares were exercised or converted into Common Shares or resulted in the issuance of Common Shares that then shared in the earnings of the Company.

The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Numerator:
Income from continuing operations attributable to Common Shareholders	$7,276	$4,417	$23,745	$22,291
Effect of dilutive securities:
Preferred OP Unit distributions	5	6	15	16
Numerator for diluted earnings per Common Share	$7,281	$4,423	$23,760	$22,307

Denominator:
Weighted average shares for basic earnings per share	39,686	33,845	37,415	33,800
Effect of dilutive securities:
Employee share options	257	521	189	512
Convertible Preferred OP Units	25	-	25	25
Dilutive potential Common Shares	282	521	214	537
Denominator for diluted earnings per share	39,968	34,366	37,629	34,337
Basic earnings per Common Share from continuing operations attributable to Common Shareholders	$0.18	$0.13	$0.63	$0.66
Diluted earnings per Common Share from continuing operations attributable to Common Shareholders	$0.18	$0.13	$0.63	$0.65

The weighted average shares used in the computation of basic earnings per share include unvested restricted Common Shares (“Restricted Shares”) and restricted OP units (“LTIP Units”) (Note 15) that are entitled to receive dividend equivalent payments. The effect of the conversion of Common OP Units is not reflected in the above table, as they are exchangeable for Common Shares on a one-for-one basis. The income allocable to such units is allocated on this same basis and reflected as noncontrolling interests in subsidiaries in the accompanying consolidated financial statements. As such, the assumed conversion of these units would have no net impact on the determination of diluted earnings per share. The conversion of the convertible notes payable to Common Shares (Note 11) is not reflected in the table as such conversion would be anti-dilutive. The effect of the assumed conversion of 25,067 Series A Preferred OP Units to Common Shares would be dilutive for the three months ended September 30, 2009 and for the nine months ended September 30, 2009 and 2008, respectively, and accordingly, they are included in the table.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.           COMPREHENSIVE INCOME

The following table sets forth comprehensive income for the three and nine months ended September 30, 2009 and 2008:

(dollars in thousands)	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net income attributable to Common Shareholders	$7,307	$4,466	$24,741	$30,102
Other comprehensive (loss) income	(191)	(36)	1,090	(8)
Comprehensive income attributable to Common Shareholders	$7,116	$4,430	$25,831	$30,094

Other comprehensive income relates to the changes in the fair value of derivative instruments accounted for as cash flow hedges and the amortization, which is included in interest expense, of a derivative instrument.

The following table sets forth the change in accumulated other comprehensive income for the nine months ended September 30, 2009:

Accumulated other comprehensive loss

(dollars in thousands)
Balance at December 31, 2008	$(4,508)
Unrealized income on valuation of derivative instruments and amortization of derivative instrument	1,090
Balance at September 30, 2009	$(3,418)

5.         SHAREHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS IN SUBSIDIARIES

The following table summarizes the change in the shareholders’ equity and noncontrolling interest since December 31, 2008:

(dollars in thousands)	Common Shareholders’ Equity	Noncontrolling interests	Total
Balance at December 31, 2008 (as adjusted, Note 2)	$227,722	$214,506	$442,228
Dividends and distributions declared of $0.57 per Common Share and
Common OP Unit	(21,492)	(607)	(22,099)
Net income (loss) for the period January 1 through September 30, 2009	24,741	(16,235)	8,506
Distributions paid	-	(915)	(915)
Other comprehensive income – Unrealized gain on valuation of derivative instruments	1,090	114	1,204
Conversion options on Convertible Notes purchased (Note 11)	(840)	-	(840)
Common Shares issued under Employee Share Purchase Plan	80	-	80
Issuance of Common Shares to Trustees	604	-	604
Issuance of Common Shares through special dividend	16,192	-	16,192
Employee Restricted Share awards	2,289	-	2,289
Employee Restricted Shares cancelled	(2,715)	-	(2,715)
Employee LTIP Unit awards	-	667	667
Issuance of 5,750,000 Common Shares, net of issuance costs	65,222	-	65,222
Employee Exercise of Options	69	-	69
Noncontrolling interest contributions	-	7,200	7,200

Balance at September 30, 2009	$312,962	$204,730	$517,692

Noncontrolling interests includes interests in the Operating Partnership which represent (i) the limited partners’ 642,272 Common OP Units at September 30, 2009 and December 31, 2008, (ii) 188 Series A Preferred OP Units at September 30, 2009 and December 31, 2008, with a stated value of $1,000 per unit, which are entitled to a preferred quarterly distribution of the greater of (a) $22.50 (9% annually) per Series A Preferred OP Unit or (b) the quarterly distribution attributable to a Series A Preferred OP Unit if such unit were converted into a Common OP Unit. Noncontrolling interests also include outside interests in partially owned affiliates and third-party interests in Fund I, II and III, and Mervyns I and II and three other entities.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.         SHAREHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS IN SUBSIDIARIES, (continued)

For the nine months ended September 30, 2009, 107,331 employee Restricted Shares were cancelled to pay the employees’ income taxes due on the value of the portion of the Restricted Shares that vested during the period. During the three and nine months ended September 30, 2009, the Company recognized accrued Common Share and Common OP Unit-based compensation totaling 0.8 million and $2.9 million, respectively.

6.         ACQUISITION AND DISPOSITION OF PROPERTIES AND DISCONTINUED OPERATIONS

Acquisition of Properties

On January 29, 2009, the Company purchased Cortlandt Towne Center for $78.0 million.

Discontinued Operations

In accordance with ASC 205-20 “Presentation of Financial Statements, Discontinued Operations”, which requires discontinued operations presentation for disposals of a “component” of an entity, for all periods presented, the Company reclassified its consolidated statements of income to reflect income and expenses for properties that were sold or became held for sale prior to September 30, 2009, as discontinued operations and reclassified its consolidated balance sheets to reflect assets and liabilities related to such properties as assets and liabilities related to discontinued operations.

The combined assets and liabilities of properties held for sale for the periods ended September 30, 2009 and December 31, 2008 and the combined results of operations for these properties for the three and nine months ended September 30, 2009 and September 30, 2008 are reported separately as discontinued operations. Discontinued operations include Blackman Plaza located in Wilkes-Barre, Pennsylvania and six Kroger supermarket locations.  The Kroger locations were sold in February of 2009.  Blackman Plaza was under contract for sale as of September 30, 2009.  In addition, 2008 discontinued operations included a residential complex located in North Carolina.  The Company sold this complex in April 2008.

The combined assets and liabilities and results of operations of the properties classified as discontinued operations are summarized as follows:

(dollars in thousands)	September 30, 2009	December 31, 2008
ASSETS
Net real estate	$958	$4,635
Accounts Receivable and Prepaid Expenses	197	55
Total assets of discontinued operations	$1,155	$4,690
LIABILITIES
Accounts payable and accrued expenses	$2	$1,382
Other liabilities	200	99
Total liabilities of discontinued operations	$202	$1,481

STATEMENTS OF OPERATIONS	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2009	2008	2009	2008
Total revenues	$120	$651	$494	$3,388
Total expenses	88	470	269	2,154
Operating income	32	181	225	1,234
Gain on sale of property	-	-	5,637	7,182
Income from discontinued operations	32	181	5,862	8,416
Income from discontinued operations attributable to noncontrolling interests in subsidiaries	$(1)	$(132)	$(4,866)	$(605)
Income from discontinued operations attributable to
Common Shareholders	$31	$49	$996	$7,811

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.           INVESTMENTS

A. Investments In and Advances to Unconsolidated Affiliates

Retailer Controlled Property Venture (“RCP Venture”)

During January of 2004, the Company commenced the RCP Venture with Klaff Realty, LP (“Klaff”) and Lubert-Adler Management, Inc., through a limited liability company (“KLA”), for the purpose of making investments in surplus or underutilized properties owned by retailers. As of September 30, 2009, the Company had invested $60.5 million through the RCP Venture on a non-recourse basis. Cash flow from any investment in which the RCP Venture participants elect to invest, is to be distributed to the participants until they have received a 10% cumulative return and a full return of all contributions. Thereafter, remaining cash flow is to be distributed 20% to Klaff and 80% to the partners (including Klaff).

The table below summarizes the Company’s invested capital and distributions received from its RCP Venture investments.

Mervyns Department Stores

During September of 2004, the RCP Venture invested in a consortium to acquire the Mervyns Department Store chain (“Mervyns”) consisting of 262 stores (“REALCO”) and its retail operation (“OPCO”) from Target Corporation. The gross acquisition price of $1.2 billion was financed with $800 million of debt and $400 million of equity. The Company, through Mervyns I and Mervyns II, contributed $23.2 million of equity and received an approximate 5.2% interest in REALCO and an approximate 2.5% interest in OPCO (which the Company sold in 2007). Subsequent to the initial acquisition, the Company, through Mervyns I and Mervyns II, made additional investments of $4.3 million. To date, REALCO has disposed of a significant portion of the portfolio.

During the nine months ended September 30, 2009, REALCO recorded an impairment charge on its investment in certain Mervyns Department Store locations and leasehold interests. Mervyns I and II share of this impairment aggregated $3.1 million and the Operating Partnership’s share amounted to $0.6 million, net of taxes.

Through September 30, 2009, the Company, through Mervyns I and Mervyns II, made additional investments in locations that are separate from the original investment (“Add-On Investments”) in Mervyns totaling $3.4 million.  The Company accounts for these Add-On Investments using the cost method due to the minor ownership interest and the inability to exert influence over KLA’s operating and financial policies.

Albertson’s

During June of 2006, the RCP Venture made its second investment as part of an investment consortium, acquiring Albertson’s and Cub Foods, of which the Mervyns II share was $20.7 million. Through September 30, 2009, Mervyns II has received distributions from this investment totaling $63.8 million.

During 2007, the Company, through Mervyns II, made Add-On Investments totaling $2.4 million and received distributions totaling $0.5 million. The Company accounts for these Add-On Investments using the cost method due to the minor ownership interest and the inability to exert influence over KLA’s operating and financial policies.

Other RCP Venture Investments

During 2006, the Company, through Fund II, made investments of $1.1 million in Shopko, a regional multi-department retailer, and $0.7 million in Marsh, a regional supermarket chain. During 2007, Fund II received a $1.1 million cash distribution from the Shopko investment representing 100% of its invested capital. The Company, through Fund II, made investments of $2.0 million in additional investments in Marsh and Fund II received distributions of $1.0 million from Marsh during 2008. During 2009, Fund II received additional distributions of $1.6 million from Marsh.

During July of 2007, the RCP Venture acquired a portfolio of 87 retail properties from Rex Stores Corporation, which the Company invested in through Mervyns II. Mervyns II’s share of this investment was $2.7 million.

The Company accounts for these other investments using the cost method due to its minor ownership interest and the inability to exert influence over KLA’s operating and financial policies.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.           INVESTMENTS (continued)

A. Investments In and Advances to Unconsolidated Affiliates (continued)

The following table summarizes the Company’s RCP Venture investments from inception through September 30, 2009:

(dollars in thousands)					Operating Partnership’s Share
			Invested		Invested
			Capital		Capital
Investor	Investment	Year Acquired	and Advances	Distributions	and Advances	Distributions
Mervyns I and Mervyns II	Mervyns	2004	$27,503	$45,966	$4,901	$11,251
Mervyns I and Mervyns II	Mervyns Add-On
	Investments	2005/2008	3,445	1,703	283	283
Mervyns II	Albertson’s	2006	20,717	63,833	4,239	11,847
Mervyns II	Albertson’s Add-On
	Investments	2006/2007	2,409	466	386	93
Fund II	Shopko	2006	1,100	1,100	220	220
Fund II	Marsh	2006	2,667	2,639	533	528
Mervyns II	Rex Stores	2007	2,701	-	535	-
Total			$60,542	$115,707	$11,097	$24,222

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

Other Investments

Fund I Investments

Fund I owns a 50% interest in the Sterling Heights Shopping Center which is accounted for using the equity method of accounting.  During the three months ended September 30, 2009, Fund I recorded an impairment reserve of $3.7 million related to this investment.

Fund II Investments

Fund II’s approximately 25% investment in CityPoint is accounted for using the equity method. The Company has determined that CityPoint is a variable interest entity, and the Company is not the primary beneficiary. The Company’s maximum exposure is the carrying value of its investment of $37.1 million. During May 2009, the Company and Target Corporation (“Target”), as the retail anchor tenant, mutually agreed to terminate a purchase and sale agreement for certain contemplated space.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.           INVESTMENTS, (continued)

A. Investments In and Advances to Unconsolidated Affiliates (continued)

Summary of Investments in Unconsolidated Affiliates

The following tables summarize the Company’s investments in unconsolidated affiliates as of September 30, 2009 and December 31, 2008. CityPoint is not reflected in the below Statements of Operations as there are no current operations at this redevelopment project.

	September 30, 2009
(dollars in thousands)	RCP Venture	CityPoint	Brandywine Portfolio	Crossroads	Other Investments	Total
Balance Sheets
Assets:
Rental property, net	$-	$-	$127,498	$5,087	$10,728	$143,313
Real estate under development	-	165,206	-	-	-	165,206
Investment in unconsolidated affiliates	222,975	-	-	-	-	222,975
Other assets	-	3,981	9,975	5,151	2,021	21,128

Total assets	$222,975	$169,187	$137,473	$10,238	$12,749	$552,622

Liabilities and partners’ equity
Mortgage note payable	$-	$25,990	$166,200	$62,522	$4,961	$259,673
Other liabilities	-	1,600	7,506	1,729	1,174	12,009
Partners’ equity (deficit)	222,975	141,597	(36,233)	(54,013)	6,614	280,940

Total liabilities and partners’ equity	$222,975	$169,187	$137,473	$10,238	$12,749	$552,622
Company’s investment in and advances to unconsolidated affiliates	$14,095	$37,099	$-	$-	$1,533	$52,727
Share of distributions in excess of share of income and investment in unconsolidated affiliates	$-	$-	$(8,372)	$(12,294)	$-	$(20,666)

	December 31, 2008
	RCP Venture	CityPoint	Brandywine Portfolio	Crossroads	Other Investments	Total
(dollars in thousands)
Balance Sheets
Assets
Rental property, net	$-	$-	$129,679	$5,143	$11,481	$146,303
Real estate under development	-	159,922	-	-	-	159,922
Investment in unconsolidated affiliates	295,168	-	-	-	-	295,168
Other assets	-	3,983	8,769	5,283	2,770	20,805

Total assets	$295,168	$163,905	$138,448	$10,426	$14,251	$622,198

Liabilities and partners’ equity
Mortgage note payable	$-	$34,000	$166,200	$63,176	$5,173	$268,549
Other liabilities	-	2,307	7,895	2,072	1,083	13,357
Partners equity (deficit)	295,168	127,598	(35,647)	(54,822)	7,995	340,292

Total liabilities and partners’ equity	$295,168	$163,905	$138,448	$10,426	$14,251	$622,198

Company’s investment in and advances to unconsolidated affiliates	$18,066	$33,445	$-	$-	$3,467	$54,978

Share of distributions in excess of share of income and investment in unconsolidated affiliates	$-	$-	$(8,236)	$(12,397)	$-	$(20,633)

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.           INVESTMENTS, (continued)

A. Investments In and Advances to Unconsolidated Affiliates (continued)

Summary of Investments in Unconsolidated Affiliates (continued)

	Three Months Ended September 30, 2009
(dollars in thousands)	RCP Venture	Brandywine Portfolio	Crossroads	Other Investments	Total
Statements of Operations
Total revenue	$-	$4,886	$1,903	$341	$7,130
Operating and other expenses	-	1,238	568	213	2,019
Interest expense	-	2,547	869	64	3,480
Equity in losses of affiliates	(2,263)	-	-	-	(2,263)
Depreciation and amortization	-	848	145	739	1,732
Loss on sale of property, net	-	-	-	-	-
Net (loss) income	$(2,263)	$253	$321	$(675)	$(2,364)

Company’s share of net (loss) income	$(214)	$93	$156	$(131)	$(96)
Impairment reserve	-	-	-	(3,655)	(3,655)
Amortization of excess investment	-	-	(97)	-	(97)
Company’s share of net (loss) income	$(214)	$93	$59	$(3,786)	$(3,848)

	Three Months Ended September 30, 2008
(dollars in thousands)	RCP Venture	Brandywine Portfolio	Crossroads	Other Investments	Total
Statements of Operations
Total revenue	$-	$4,937	$2,046	$480	$7,463
Operating and other expenses	-	1,513	767	290	2,570
Interest expense	-	2,547	871	84	3,502
Equity in earnings of affiliates	40,091	-	-	-	40,091
Depreciation and amortization	-	955	116	388	1,459
Gain on sale of property, net	-	-	-	-	-
Net income (loss)	$40,091	$(78)	$292	$(282)	$40,023

Company’s share of net income (loss)	$6,772	$(17)	$142	$(136)	$6,761
Amortization of excess investment	-	-	(97)	-	(97)
Company’s share of net income (loss)	$6,772	$(17)	$45	$(136)	$6,664

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.           INVESTMENTS, (continued)

A. Investments In and Advances to Unconsolidated Affiliates (continued)

Summary of Investments in Unconsolidated Affiliates (continued)

	Nine Months Ended September 30, 2009
(dollars in thousands)	RCP Venture	Brandywine Portfolio	Crossroads	Other Investments	Total
Statements of Operations
Total revenue	$-	$14,597	$6,229	$1,249	$22,075
Operating and other expenses	-	4,105	1,974	804	6,883
Interest expense	-	7,584	2,568	180	10,332
Equity in losses of affiliates	(36,527)	-	-	-	(36,527)
Depreciation and amortization	-	2,542	428	994	3,964
Loss on sale of property, net	-	-	-	(390)	(390)
Net (loss) income	$(36,527)	$366	$1,259	$(1,119)	$(36,021)

Company’s share of net (loss) income	$(3,791)	$206	$614	$(189)	$(3,160)
Impairment reserve	-	-	-	(3,655)	(3,655)
Amortization of excess investment	-	-	(291)	-	(291)
Company’s share of net (loss) income	$(3,791)	$206	$323	$(3,844)	$(7,106)

	Nine Months Ended September 30, 2008
(dollars in thousands)	RCP Venture	Brandywine Portfolio	Crossroads	Other Investments	Total
Statements of Operations
Total revenue	$-	$14,822	$5,992	$2,298	$23,112
Operating and other expenses	-	4,336	2,418	1,631	8,385
Interest expense	-	7,584	2,602	439	10,625
Equity in earnings of affiliates	189,678	-	-	-	189,678
Depreciation and amortization	-	2,937	522	756	4,215
Gain on sale of property, net	-	-	-	6,838	6,838
Net income	$189,678	$(35)	$450	$6,310	$196,403

Company’s share of net income (loss)	$21,147	$(8)	$219	$3,301	$24,659
Amortization of excess investment	-	-	(291)	-	(291)
Company’s share of net income (loss)	$21,147	$(8)	$(72)	$3, 301	$24,368

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.           NOTES RECEIVABLE AND PREFERRED EQUITY INVESTMENT

At September 30, 2009, the Company’s preferred equity investment and notes receivable aggregated $120.0 million, and were collateralized by the underlying properties, the borrower’s ownership interest in the entities that own the properties and/or by the borrower’s personal guarantee. Interest rates on these investments range from 9.75% to in excess of 20% with maturities through January 2017. Notes receivable and preferred equity investments as of September 30, 2009 are as follows:

Description	Effective interest Rate	Final maturity date	Periodic payment terms	Prior liens		Current balance	Extension options (years)
(dollars in thousands)
Borrower
Mezzanine Loans:
72nd Street	19.70%	7/18/2011	(1)	$185,000	(4)	$39,639	1 year
Georgetown A	10.25%	11/12/2010	(3)	8,576		8,000	2 x 1 year
Georgetown B	13.50%	6/27/2010	(2)	115,237		40,000	2 x 1 year
Notes individually	10% to	On demand to
less than 3%	22.33%	1/1/2017				15,399	-

Total Mezzanine Loans						103,038

First Mortgages:
Fairchild	12.75%	9/11/2010	(3)	-		10,000	-
Levitz	11.60%	7/17/2010	(3)	-		6,963	-

Total First Mortgages						16,963

Total						$120,001

Notes:
(1)  Principal and interest, including a $7.5 million exit fee, are due upon maturity.
(2)  Payable upon maturity. In accordance with ASC Topic 480, the preferred equity investment is treated as a debt instrument.
(3)  Interest only payable monthly, principal due on maturity.
(4) The balance represents the maximum amount to be drawn under a construction loan.

9.         DERIVATIVE FINANCIAL INSTRUMENTS

The following table summarizes the notional values and fair values of the Company’s derivative financial instruments as of September 30, 2009. The notional value does not represent exposure to credit, interest rate or market risks.

Hedge Type	Notional Value	Rate	Maturity	Fair Value
(dollars in thousands)
Interest rate swaps
LIBOR Swap	$4,409	4.71%	01/01/10	$(51)
LIBOR Swap	10,794	4.90%	10/01/11	(759)
LIBOR Swap	8,075	5.14%	03/01/12	(676)
LIBOR Swap	9,800	4.47%	10/29/10	(404)
LIBOR Swap	15,000	3.79%	11/30/12	(871)
LIBOR Swap	15,000	3.41%	11/30/12	(703)
LIBOR Swap	10,000	2.65%	11/30/12	(244)
LIBOR Swap	10,450	0.90%	07/19/10	(39)
Interest rate swaps	$83,528			(3,747)

Interest rate LIBOR Cap	$30,000	6.0%	04/01/10	-
Net Derivative instrument liability (1)				$(3,747)

(1) The fair value of the derivative instruments is included in Other Liabilities in the Consolidated Balance Sheets.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.         MORTGAGE LOANS

The Company completed the following transactions related to mortgage loans during the nine months ended September 30, 2009:

i) borrowed $20.3 million on three existing construction loans,

ii) paid off $4.8 million of self-amortizing debt,

iii) closed on a $19.0 million loan that bears interest at a floating rate of LIBOR plus 150 basis points and matures on January 15, 2010.  The proceeds of the loan were used to repay a maturing loan of $19.0 million,

iv) extended a credit facility, with a balance of $53.7 million, to March 1, 2010 and adjusted the interest rate spread over LIBOR from 100 basis points to 250 basis points,

v) extended a $11.4 million note that was to mature on May 18, 2009 to July 18, 2009. On July 18, 2009, this note was paid down by $0.9 million and extended to July 19, 2010 at an interest rate of LIBOR plus 325 basis points with a one year extension option,

vi) closed on a $4.8 million loan that bears interest at a fixed rate of 6.35% and matures on July 1, 2014,

vii) paid off $1.1 million of principal on an outstanding loan,

viii) closed on a $45.0 million note that bears interest at a floating rate of LIBOR plus 400 basis points and matures on July 29, 2012 with two one-year extension options.  The loan provides for a future advance of up to $2.0 million to finance tenant improvements and leasing commissions incurred in leasing at the property; and

ix) paid off the outstanding balance of $33.7 million on a loan that had matured.

The following table sets forth certain information pertaining to the Company’s secured credit facilities:

(dollars in thousands) Borrower	Total amount of credit facility	Amount borrowed as of December 31, 2008	2009 net borrowings (repayments) during the nine months ended September 30, 2009	Amount borrowed as of September 30, 2009	Letters of credit outstanding as of September 30, 2009	Amount available under credit facilities as of September 30, 2009
Acadia Realty, LP	$64,498	$48,900	$(18,900)	$30,000	$4,007	$30,491
Acadia Realty, LP	30,000	-	2,000	2,000	-	28,000
Fund II	70,000	34,681	21,500	56,181	600	13,219
Fund III	221,000	62,250	72,200	134,450	500	86,050
Total	$385,498	$145,831	$76,800	$222,631	$5,107	$157,760

In June 2009, the servicer of two of the Company’s loans alleged that non-monetary defaults had occurred on construction loans for $31.7 million and $11.5 million collateralized by the Pelham Manor Shopping Center and Atlantic Avenue, respectively. The servicer contends that the Company did not substantially complete the improvements in accordance with the required completion dates as defined in the loan agreements and, accordingly, did not meet the requirements for the final draws. The Company does not believe the loans are in default and will vigorously defend its position and is currently in discussions with the servicer to resolve these issues. The Company believes that the ultimate resolution of this matter will not have a material adverse effect on the Company’s financial condition or results of operations.

11.         CONVERTIBLE NOTES PAYABLE

In December 2006 and January 2007, the Company issued $115.0 million of convertible notes with a fixed interest rate of 3.75% due 2026 (the “Convertible Notes”). The Convertible Notes were issued at par and require interest payments semi-annually in arrears on June 15th and December 15th of each year. The Convertible Notes are unsecured unsubordinated obligations and rank equally with all other unsecured and unsubordinated indebtedness. During the nine months ended September 30, 2009, the Company purchased $53.8 million in principal amount of its Convertible Notes for $46.7 million resulting in a $7.1 million gain.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.         FAIR VALUE MEASUREMENTS

ASC Topic 820 “Fair Value Measurements and Disclosures” defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants.

ASC Topic 820’s valuation techniques are based on observable or unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs have created the following fair value hierarchy:

•	Level 1- Quoted prices for identical instruments in active markets

•
Level 2- Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant value drivers are observable

•	Level 3- Valuations derived from valuation techniques in which significant value drivers are unobservable

The following describes the valuation methodologies the Company uses to measure financial assets and liabilities at fair value:

Derivative Instruments — The Company’s derivative financial liabilities primarily represent interest rate swaps and a cap and are valued using primarily Level 2 inputs. The fair value of these instruments is based upon the estimated amounts the Company would sell an asset or pay to transfer a liability in an orderly transaction between market participants at the reporting date and is determined using interest rate market pricing models. With the adoption of ASC Topic 820, the Company has amended the techniques used in measuring the fair value of its derivative positions. This amendment includes the impact of credit valuation adjustments on derivatives measured at fair value. The implementation of this amendment did not have a material impact on the Company’s consolidated financial position or results of operations.

The following table presents the Company’s liabilities measured at fair value based on level of inputs at September 30, 2009:

(dollars in thousands)	Level 1	Level 2	Level 3
Liabilities
Derivatives	$-	$3,747	$-
Total liabilities measured at fair value	$-	$3,747	$-

Financial Instruments

Certain of the Company’s assets and liabilities are considered financial instruments. Fair value estimates, methods and assumptions are set forth below.

Cash and Cash Equivalents, Restricted Cash, Cash in Escrow, Rents Receivable, Prepaid Expenses, Other Assets, Accounts Payable and Accrued Expenses, Dividends and Distributions Payable, Due to Related Parties and Other Liabilities—The carrying amount of these assets and liabilities approximates fair value as of September 30, 2009 and December 31, 2008 due to the short-term nature of such accounts.

Notes Receivable and Preferred Equity Investments — As of September 30, 2009 and December 31, 2008, the Company has determined the estimated fair values of its preferred equity investments and notes receivable were $120.1 million and $122.3 million, respectively, by discounting future cash receipts utilizing a discount rate equivalent to the rate at which similar notes receivable would be originated at the reporting date.

Derivative Instruments — The fair value of these instruments is based upon the estimated amounts the Company would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the reporting date and is determined using interest rate market pricing models.

Mortgage Notes Payable and Notes Payable — As of September 30, 2009 and December 31, 2008, the Company has determined the estimated fair values of its mortgage notes payable, including those relating to discontinued operations, were $781.6 million and $731.8 million, respectively, by discounting future cash payments utilizing a discount rate equivalent to the rate at which similar mortgage notes payable would be originated at the reporting date.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.         RELATED PARTY TRANSACTIONS

The Company earns asset management, leasing, disposition, development and construction fees for providing services to an existing portfolio of retail properties and/or leasehold interests in which Klaff has an interest. Fees earned by the Company in connection with this portfolio were $0.04 million and $0.2 million for the three months ended September 30, 2009 and 2008, respectively, and $0.3 million and $0.7 million for the nine months ended September 30, 2009 and 2008, respectively.

Lee Wielansky, the Lead Trustee of the Company, was paid a consulting fee of $25,000 for the three months ended September 30, 2009 and 2008 and $75,000 for the nine months ended September 30, 2009 and 2008.

14.         SEGMENT REPORTING

The Company has five reportable segments: Core Portfolio, Opportunity Funds, Self-Storage Portfolio, Notes Receivable and Other. ”Notes Receivable” consists of the Company’s notes receivable and preferred equity investment and related interest income.  “Other” consists primarily of management fees and interest income. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates property performance primarily based on net operating income before depreciation, amortization and certain nonrecurring items. Investments in the Core Portfolio are typically held long-term. Given the contemplated finite life of the Opportunity Funds, these investments are typically held for shorter terms. Fees earned by the Company as the general partner/member of the Opportunity Funds are eliminated in the Company’s consolidated financial statements. The following table sets forth certain segment information for the Company, reclassified for discontinued operations, as of and for the three and nine months ended September 30, 2009 and 2008 (does not include unconsolidated affiliates):

Three Months Ended September 30, 2009

(dollars in thousands)	Core Portfolio	Opportunity Funds	Self-Storage Portfolio	Notes Receivable	Other	Amounts Eliminated in Consolidation	Total
Revenues	$19,392	$11,707	$2,572	$4,772	$4,842	$(4,229)	$39,056
Property operating expenses and real estate taxes	4,641	4,040	2,591	-	-	(301)	10,971
Abandonment of project costs	-	53	-	-	-	-	53
Other expenses	5,875	2,483	15	-	-	(3,147)	5,226
Income (loss) before depreciation and amortization	$8,876	$5,131	$(34)	$4,772	$4,842	$(781)	$22,806
Depreciation and amortization	$4,975	$4,509	$1,110	$-	$-	$(217)	$10,377
Interest expense	$4,505	$2,022	$1,802	$-	$-	$-	$8,329
Real estate at cost	$473,667	$521,380	$208,219	$-	$-	$(10,760)	$1,192,506
Total assets	$566,669	$612,775	$199,194	$120,001	$-	$(101,272)	$1,397,367

Expenditures for real estate and improvements	$1,079	$5,786	$1,475	$-	$-	$(3,231)	$5,109

Reconciliation to net income and net income attributable to Common Shareholders
Net property income before depreciation and amortization							$22,806
Gain on debt extinguishment							11
Depreciation and amortization							(10,377)
Equity in losses of unconsolidated affiliates							(3,848)
Interest expense							(8,329)
Income tax benefit							273
Income from discontinued operations							32
Net income							568
Net loss attributable to noncontrolling interests in subsidiaries							6,739
Net income attributable to Common Shareholders							$7,307

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.         SEGMENT REPORTING (continued)

Nine Months Ended September 30, 2009

(dollars in thousands)	Core Portfolio	Opportunity Funds	Self-Storage Portfolio	Notes Receivable	Other	Amounts Eliminated in Consolidation	Total
Revenues	$53,864	$31,985	$6,696	$14,460	$18,702	$(16,408)	$109,299
Property operating expenses and real estate taxes	15,576	11,167	7,316	-	-	(789)	33,270
Reserve for notes receivable	-	-	-	1,734	-	-	1,734
Abandonment of project costs	-	2,484	-	-	-	-	2,484
Other expenses	18,315	10,054	83	-	-	(11,877)	16,575
Income (loss) before depreciation and amortization	$19,973	$8,280	$(703)	$12,726	$18,702	$(3,742)	$55,236
Depreciation and amortization	$13,191	$12,202	$3,257	$-	$-	$(1,238)	$27,412
Interest expense	$14,387	$5,364	$4,031	$-	$-	$-	$23,782
Real estate at cost	$473,667	$521,380	$208,219	$-	$-	$(10,760)	$1,192,506
Total assets	$566,669	$612,775	$199,194	$120,001	$-	$(101,272)	$1,397,367

Expenditures for real estate and improvements	$1,957	$105,019	$10,506	$-	$-	$(4,569)	$112,913

Reconciliation to net income and net income attributable to Common Shareholders
Net property income before depreciation and amortization	$55,236
Gain on debt extinguishment	7,057
Depreciation and amortization	(27,412)
Equity in losses of unconsolidated affiliates	(7,106)
Interest expense	(23,782)
Income tax expense	(1,349)
Income from discontinued operations	5,862
Net income	8,506

Net loss attributable to noncontrolling interests in subsidiaries	16,235
Net income attributable to Common Shareholders	$24,741

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.         SEGMENT REPORTING (continued)

Three Months Ended September 30, 2008

(dollars in thousands)	Core Portfolio	Opportunity Funds	Self-Storage Portfolio	Notes Receivable	Other	Amounts Eliminated in Consolidation	Total
Revenues	$15,570	$5,692	$1,022	$3,522	$6,217	$(3,934)	$28,089
Property operating expenses and real estate taxes	4,360	2,121	2,141	-	-	(88)	8,534
Other expenses	6,614	3,794	-	-	-	(3,586)	6,822
Income (loss) before depreciation and amortization	$4,596	$(223)	$(1,119)	$3,522	$6,217	$(260)	$12,733
Depreciation and amortization	$4,348	$2,689	$949	$-	$-	$-	$7,986
Interest expense	$4,977	$1,975	$1,241	$-	$-	$(4)	$8,189
Real estate at cost	$473,453	$422,281	$192,378	$-	$-	$(7,497)	$1,080,615

Total assets	$573,056	$482,572	$196,632	$127,498	$-	$(88,046)	$1,291,712

Expenditures for real estate and improvements	$552	$31,074	$1,735	$-	$-	$(254)	$33,107

Reconciliation to net income and net income attributable to Common Shareholders
Net property income before depreciation and amortization	$12,733
Depreciation and amortization	(7,986)
Equity in earnings of unconsolidated affiliates	6,664
Interest expense	(8,189)
Income tax expense	(191)
Income from discontinued operations	181
Net income	3,212

Net loss attributable to noncontrolling interests in subsidiaries	1,254
Net income attributable to Common Shareholders	$4,466

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.         SEGMENT REPORTING (continued)

Nine Months Ended September 30, 2008

(dollars in thousands)	Core Portfolio	Opportunity Funds	Self-Storage Portfolio	Notes Receivable	Other	Amounts Eliminated in Consolidation	Total
Revenues	$48,530	$41,154	$4,961	$6,289	$25,642	$(19,010)	$107,566
Property operating expenses and real estate taxes	14,422	6,529	4,110	-	-	(263)	24,798
Other expenses	19,934	13,568	68	-	-	(14,438)	19,132
Net income before depreciation and amortization	$14,174	$21,057	$783	$6,289	$25,642	$(4,309)	$63,636
Depreciation and amortization	$12,561	$6,717	$1,984	$--	$-	$-	$21,262
Interest expense	$14,539	$5,194	$2,434	$--	$-	$(4)	$22,163
Real estate at cost	$473,453	$422,281	$192,378	$--	$-	$(7,497)	$1,080,615
Total assets	$573,056	$482,572	$196,632	$127,498	$-	$(88,046)	$1,291,712

Expenditures for real estate and improvements	$10,805	$33,881	$181,618	$--	$-	$(4,264)	$222,040

Reconciliation to net income and net income attributable to Common Shareholders
Net property income before depreciation and amortization	$63,636
Depreciation and amortization	(21,262)
Equity in earnings of unconsolidated partnerships	24,368
Interest expense	(22,163)
Income tax expense	(2,391)
Income from discontinued operations	8,416
Gain on sale of land	763
Net income	51,367

Net (income) attributable to noncontrolling interests in subsidiaries	(21,265)
Net income attributable to Common Shareholders	$30,102

15.         LONG-TERM INCENTIVE COMPENSATION

On March 5, 2009, the Company issued 8,612 Restricted Shares and 200,574 LTIP Units to officers of the Company.  Vesting with respect to these awards is recognized ratably over the next five annual anniversaries of the issuance date.  The vesting on 39% of these awards is also generally subject to achieving certain total shareholder returns on the Company’s Common Shares or certain Company performance measures.

Also on March 5, 2009 and March 10, 2009, the Company issued a total of 36,347 Restricted Shares and 8,221 LTIP Units to employees of the Company, other than the Company’s officers. Vesting with respect to these awards is recognized ratably over the next five annual anniversaries of the issuance date.  The vesting on 1,196 Restricted Shares and 6,258 LTIP Units vest 25% subject to achieving certain total shareholder returns on the Company’s Common Shares or certain Company performance measures.

The total value of the above Restricted Shares and LTIP Units issued was $2.6 million.  Compensation expense of $0.1 million and $0.4 million has been recognized in the accompanying financial statements related to these Restricted Shares and LTIP Units for the three and nine months ended September 30, 2009, respectively.  Total long-term incentive compensation expense, including the expense related to the above-mentioned plans, were $0.8 million and $0.9 million for the three months ended September 30, 2009 and 2008, respectively, and $2.9 million and $2.7 million for the nine months ended September 30, 2009 and 2008, respectively.

On May 13, 2009, the Company issued 6,522 unrestricted Common Shares to Trustees of the Company in connection with Trustee fees. In addition, on May 28, 2009, the Company issued an additional 1,299 unrestricted Common Shares to the Lead Trustee of the Company in connection with the Lead Trustee fee.  The Company also issued 12,000 Restricted Shares to Trustees, which vest over three years with 33% vesting on each of the next three anniversaries of the issuance date. The Restricted Shares do not carry voting rights or other rights of Common Shares until vesting and may not be transferred, assigned or pledged until the recipients have a vested non-forfeitable right to such shares. Dividends are not paid currently on unvested Restricted Shares, but are paid cumulatively, from the issuance date through the applicable vesting date of such Restricted Shares vesting. Trustee fee expense of $0.1 million has been recognized for the nine months ended September 30, 2009 related to these unrestricted Common Shares and Restricted Shares.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.           LONG-TERM INCENTIVE COMPENSATION, continued

In 2009, the Company adopted the Long Term Investment Alignment Program (the “Program”) pursuant to which the Company may award units for up to 25% of its Fund III Promote to senior executives when and if such Promote is ultimately realized. As of September 30, 2009, the Company has awarded units representing 60% of the Program, which were determined to have no value at issuance.  In accordance with ASC Topic 718 “Compensation- Stock Compensation” (formerly SFAS No. 123R, “Share-Based Payments”) compensation relating to these awards will be recorded based on the change in the estimated fair value at each reporting period.

16.           DIVIDENDS AND DISTRIBUTIONS PAYABLE

On August 4, 2009, the Board of Trustees of the Company approved and declared a cash dividend for the quarter ended September 30, 2009 of $0.18 per Common Share and Common OP Unit. The dividend was paid on October 15, 2009 to shareholders of record as of September 30, 2009.

17.           SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events through November 6, 2009, which is the date the financial statements were issued.

During October 2009, the Company paid off a mortgage loan with an outstanding balance of $19.0 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is based on the consolidated financial statements of the Company as of September 30, 2009 and 2008 and for the three and nine months then ended. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results performance or achievements expressed or implied by such forward-looking statements. Such factors are set forth under the heading “Item 1A. Risk Factors” in our Form 10-K for the year ended December 31, 2008 and include, among others, the following: general economic and business conditions, including the current global financial recession, which will, among other things, affect demand for rental space, the availability and creditworthiness of prospective tenants, lease rents and the availability of financing; adverse changes in our real estate markets, including, among other things, competition with other companies; risks of real estate development, acquisition and investment; risks related to our use of leverage; risks related to operating through a partnership structure; our limited control over joint venture investments; the risk of loss of key members of management; uninsured losses; REIT distribution requirements and ownership limitations; concentration of ownership by certain institutional investors; governmental actions and initiatives; and environmental/safety requirements. Except as required by law, we do not undertake any obligation to update or revise any forward-looking statements contained in this Form 10-Q.

OVERVIEW

As of September 30, 2009, we operated 78 properties, which we own or have an ownership interest in, within our Core Portfolio or within our three Opportunity Funds. Our Core Portfolio consists of those properties either 100% owned by, or partially owned through joint venture interests by the Operating Partnership, or subsidiaries thereof, not including those properties owned through our Opportunity Funds. These 78 properties consist of commercial properties, primarily neighborhood and community shopping centers, self-storage and mixed-use properties with a retail component. The properties we operate are located primarily in the Northeast, Mid-Atlantic and Midwestern regions of the United States. Our Core Portfolio consists of 33 properties comprising approximately 5.0 million square feet. Fund I has 21 properties comprising approximately 1.0 million square feet. Fund II has 10 properties, seven of which (representing 1.2 million square feet) are currently operating, one is under construction, and two are in design phase. The Fund II portfolio will approximate 2.0 million square feet upon completion of all current construction and anticipated redevelopment activities. Fund III has 14 properties totaling approximately 1.8 million square feet, of which 11 locations representing 0.9 million net rentable square feet are self storage facilities. The majority of our operating income is derived from rental revenues from these 78 properties, including recoveries from tenants, offset by operating and overhead expenses. As our RCP Venture invests in operating companies, we consider these investments to be private-equity style, as opposed to real estate, investments.  Since these are not traditional investments in operating rental real estate but investments in operating businesses, the Operating Partnership invests in these through a taxable REIT subsidiary (“TRS”).

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

The U.S. economy is currently in a recession, which has resulted in a significant decline in retail sales due to reduced consumer spending. Many financial and economic analysts are predicting that this business recession will extend through the balance of 2009 and perhaps beyond. Although the occupancy and net operating income within our portfolio has not been materially adversely affected through September 30, 2009, should retailers continue to experience deteriorating sales performance, the likelihood of additional tenant bankruptcy filings may increase, which would negatively impact our results of operations. In addition to the impact on retailers, the economic recession has had an unprecedented impact on the U.S. credit markets. Traditional sources of financing, such as the commercial-mortgage backed security market, have become severely curtailed, if not eliminated. If these conditions continue, our ability to finance new acquisitions or refinance existing debts as they mature will be adversely affected. Accordingly, our ability to generate external growth in income, as well as maintain existing operating income, could be limited.

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

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2009 (“2009”) to the three months ended September 30, 2008 (“2008”)

Revenues	2009				2008
(dollars in millions)	Core Portfolio	Opportunity Funds	Self-Storage Portfolio	Notes Receivable and Other	Core Portfolio	Opportunity Funds	Self-Storage Portfolio	Notes Receivable and Other

Minimum rents	$13.8	$9.9	$2.2	$-	$12.2	$5.8	$0.8	$-
Percentage rents	0.1	-	-	-	0.1	-	-	-
Expense reimbursements	3.1	1.8	-	-	3.2	1.0	-	-
Lease termination income	2.5	-	-	-	-	(0.5)	-	-
Other property income	-	-	0.4	-	0.1	(0.6)	0.3	0.6
Management fee income (1)	-	-	-	0.3	-	-	-	0.5
Interest income	-	-	-	5.1	-	-	-	4.7
Other income	-	-	-	-	-	-	-	-

Total revenues	$19.5	$11.7	$2.6	$5.4	$15.6	$5.7	$1.1	$5.8

Note:
(1)
Includes fees earned by the Company as general partner/managing member of the Opportunity Funds that are eliminated in consolidation. The Operating Partnership’s share of these fees are recognized as a reduction in noncontrolling interests. The net balance reflected herein represents third party fees which are not eliminated in consolidation. Reference is made to Note 14 to the Notes to Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q for an overview of our five reportable segments.

The increase in minimum rents in the Core Portfolio is primarily attributable to the write-off of a lease intangible liability in connection with a terminated lease. The increase in minimum rents in the Opportunity Funds primarily relates to additional rents following the acquisition of Cortlandt Towne Center (“2009 Fund Acquisition”) of $2.0 million and additional leases at Fordham Place and the Pelham Manor commencing in 2009 (“Fordham and Pelham”).   The increase in minimum rents in the Storage Portfolio related to the full amortization of acquired lease intangible costs during 2009.

Expense reimbursements in the Opportunity Funds increased for both real estate taxes and common area maintenance as a result of the 2009 Fund Acquisition as well as Fordham and Pelham.  These increases were offset primarily by the billing of $0.6 million in 2008 of previous year’s overtime labor charges at 161st Street.

Lease termination income in the Core Portfolio for 2009 relates to a termination fee received from Acme at Absecon Marketplace.  Lease termination income in the Opportunity Funds for 2008 relates to costs associated with the termination fee earned during the second quarter 2008 from Home Depot at Canarsie Plaza.

Operating Expenses	2009				2008
(dollars in millions)	Core Portfolio	Opportunity Funds	Self-Storage Portfolio	Notes Receivable and Other	Core Portfolio	Opportunity Funds	Self-Storage Portfolio	Notes Receivable and Other

Property operating	$2.2	$2.5	$2.0	$(0.3)	$2.1	$1.6	$1.7	$(0.1)
Real estate taxes	2.5	1.5	0.6	-	2.2	0.5	0.5	-
General and administrative	5.9	2.5	-	(3.2)	6.6	3.8	-	(3.6)
Depreciation and amortization	5.0	4.5	1.1	(0.2)	4.3	2.7	1.0	-
Abandonment of project costs	-	0.1	-	-	-	-	-	-

Total operating expenses	$15.6	$11.1	$3.7	$(3.7)	$15.2	$8.6	$3.2	$(3.7)

The increase in property operating expenses in the Opportunity Funds was primarily attributable to the 2009 Fund Acquisition as well as Fordham and Pelham.

The increase in real estate taxes in the Opportunity Funds was the result of the 2009 Fund Acquisition as well as Fordham and Pelham.

The decrease in general and administrative expense in the Core Portfolio was primarily attributable to reduced compensation expense following staff reductions in the second half of 2008 and in the first half of 2009.  The decrease in general and administrative expense in the Opportunity Funds relates to the reduction in Promote expense attributable to Fund I and Mervyns I.  The increase in general and administrative expense in Other relates to the reduction in Fund I and Mervyns I Promote expense eliminated for consolidated financial statement presentation purposes.

Depreciation and amortization expense in the Core Portfolio increased primarily as a result of increased deprecation related to the write-off of the net book value of costs related to the termination of Acme’s lease at Absecon, and Ledgewood Mall being reclassified as a continuing operation in 2009 as opposed to being held for sale, or discontinued operation in 2008 .  Depreciation and amortization expense increased in the Opportunity Funds due to the 2009 Fund Acquisition as well as Fordham and Pelham.

Other	2009				2008
(dollars in millions)	Core Portfolio	Opportunity Funds	Self-Storage Portfolio	Notes Receivable and Other	Core Portfolio	Opportunity Funds	Self-Storage Portfolio	Notes Receivable and Other

Equity in (losses) earnings of unconsolidated affiliates	$-	$(3.8)	$-	$-	$-	$6.7	$-	$-
Interest expense	(4.5)	(2.0)	(1.8)	-	(5.0)	(2.0)	(1.2)
Income tax provision	0.3	-	-	-	(0.2)	-	-	-
Income from discontinued operations	-	-	-	-	-	-	-	0.2
Loss (income) attributable to noncontrolling interests in subsidiaries:- Continuing operations	(0.1)	6.4	-	0.4	(0.1)	1.3	-	0.2
- Discontinued
operations	-	-	-	-	-	-	-	(0.1)

Equity in (losses) earnings of unconsolidated affiliates in the Opportunity Funds decreased primarily as a result of our pro rata share of distributions in excess of basis from our Albertson’s investment of $7.6 million in 2008 and a $3.7 million impairment charge related to a Fund I unconsolidated investment in 2009.

Interest expense in the Core Portfolio decreased $0.5 million in 2009 as a result of a decrease of $0.7 million due to lower average outstanding borrowings in 2009 and lower interest expense related to the purchase of the Company’s convertible debt.  These decreases were offset by a $0.7 million write-off of the unamortized premium related to the repayment of a mortgage note payable during 2008 and a $0.3 million increase resulting from higher average interest rates in 2009.  Interest expense in the Opportunity Funds remained unchanged on a net basis from 2008 to 2009 as a result of an increase of $1.0 million due to higher average outstanding borrowings in 2009 offset by a $0.7 million decrease related to lower average interest rates in 2009 and $0.3 million of higher capitalized interest in 2009.  Interest expense in the Storage Portfolio increased $0.6 million in 2009 as a result of an increase of $0.4 million due to higher average interest rates in 2009 and an increase of $0.2 million attributable to higher average outstanding borrowings in 2009.

Loss (income) attributable to noncontrolling interests in subsidiaries- Continuing operations for the Opportunity Funds primarily represents the noncontrolling interests’ share of all Opportunity Fund activity and ranges from a 77.8% interest in Fund I to an 80.1% interest in Fund III. The variance between 2009 and 2008 represents the noncontrolling interests’ share of all the Opportunity Funds variances discussed above.

Comparison of the nine months ended September 30, 2009 (“2009”) to the nine months ended September 30, 2008 (“2008”)

Revenues	2009				2008
(dollars in millions)	Core Portfolio	Opportunity Funds	Self-Storage Portfolio	Notes Receivable and Other	Core Portfolio	Opportunity Funds	Self-Storage Portfolio	Notes Receivable and Other

Minimum rents	$38.7	$26.5	$5.8	$-	$37.4	$16.2	$4.5	$-
Percentage rents	0.4	-	-	-	0.4	-	-	-
Expense reimbursements	10.3	5.0	-	-	10.6	1.5	-	-
Lease termination income	2.7	-	-	-	-	24.0	-	-
Other property income	0.1	0.5	0.9	-	0.2	(0.6)	0.6	0.6
Management fee income (1)	-	-	-	1.5	-	-	-	2.9
Interest income	-	-	-	15.2	-	-	-	9.4
Other income	1.7	-	-	-	-	-	-	-

Total revenues	$53.9	$32.0	$6.7	$16.7	$48.6	$41.1	$5.1	$12.9

Note:
(1)
Includes fees earned by the Company as general partner/managing member of the Opportunity Funds that are eliminated in consolidation. The Operating Partnership’s share of these fees are recognized as a reduction in noncontrolling interests. The net balance reflected herein represents third party fees which are not eliminated in consolidation. Reference is made to Note 14 to the Notes to Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q for an overview of our five reportable segments.

The increase in minimum rents in the Core Portfolio is primarily attributable to a write-off of a lease intangible liability as previously discussed.  The increase in minimum rents in the Opportunity Funds primarily relates to additional rents following the 2009 Fund Acquisition of $5.4 million and Fordham and Pelham of $4.8 million. The increase in minimum rents in the Storage Portfolio related to the items as previously discussed in the three months.

Expense reimbursements in the Opportunity Funds increased for both real estate taxes and common area maintenance as a result of the 2009 Fund Acquisition as well as Fordham and Pelham.

Lease termination income in the Core Portfolio for 2009 relates to a termination fee earned from Acme at Absecon Marketplace.  Lease termination income in the Opportunity Funds for 2008 relates to a termination fee earned from Home Depot at Canarsie Plaza.

Management fee income decreased primarily as a result of lower fees earned of $0.9 million from the City Point development project and lower fees from our Klaff management contracts.

The increase in interest income was the result of higher interest earning assets in 2009 as previously discussed.

Other income of $1.7 million in the Core Portfolio was the result of a sales contract deposit forfeited during 2009.

Operating Expenses	2009				2008
(dollars in millions)	Core Portfolio	Opportunity Funds	Self-Storage Portfolio	Notes Receivable and Other	Core Portfolio	Opportunity Funds	Self-Storage Portfolio	Notes Receivable and Other

Property operating	$8.6	$7.4	$5.8	$(0.8)	$7.7	$5.1	$3.2	$(0.3)
Real estate taxes	7.0	3.8	1.5	-	6.7	1.5	0.9	-
General and administrative	18.3	10.1	0.1	(11.9)	19.9	13.5	0.1	(14.4)
Depreciation and amortization	13.2	12.2	3.2	(1.2)	12.6	6.7	2.0	-
Abandonment of project costs	-	2.5	-	-	-	-	-	-
Reserve for notes receivable	-	-	-	1.7	-	-	-	-

Total operating expenses	$47.1	$36.0	$10.6	$(12.2)	$46.9	$26.8	$6.2	$(14.7)

The increase in property operating expenses in the Core Portfolio was primarily attributable to additional tenant receivable reserves in 2009.  The increase in property operating expenses in the Opportunity Funds was primarily the result of the 2009 Fund Acquisition as well as Fordham and Pelham.  The increase in property operating expenses in the Storage Portfolio relates to the February 2008 acquisition of the Storage Post Portfolio (“2008 Storage Acquisition”) as well as the Company’s election in 2008 to report the Storage Portfolio activity one month in arrears to enhance the accuracy and timeliness of reporting.  Accordingly, the nine months ended September 30, 2008 reflects eight months of storage activity while the nine months ended September 30, 2009 reflects nine months of storage activity.

The increase in real estate taxes in the Opportunity Funds was attributable to the 2009 Fund Acquisition.  The increase in real estate taxes in the Storage Portfolio relates to the 2008 Storage Acquisition as well as the Company’s election in 2008 to report the Storage Portfolio activity one month in arrears.

The decrease in general and administrative expense in the Core Portfolio was primarily attributable to reduced compensation expense following staff reductions in the second half of 2008 and in the first half of 2009.  The decrease in general and administrative expense in the Opportunity Funds relates to the reduction in Promote expense attributable to Fund I and Mervyns I.  The increase in general and administrative expense in Other primarily relates to the reduction in Fund I and Mervyns I Promote expense eliminated for consolidated financial statement presentation purposes

Depreciation expense in the Core Portfolio increased $1.2 million as a result of Ledgewood Mall being reclassified as a continuing operation in 2009 as opposed to being held for sale, or discontinued operation in 2008.  Amortization expense in the Core Portfolio decreased $0.6 million primarily as a result of lower amortization expense in 2009 associated with the Klaff management contracts offset by increased amortization related to the write-off of lease intangible costs in connection with a terminated lease.  Depreciation expense increased $3.6 million and amortization expense increased $1.9 million in the Opportunity Funds primarily due to the 2009 Fund Acquisition as well as Fordham and Pelham.  Depreciation expense and amortization expense increased $1.2 million in the Storage Portfolio primarily as a result of the 2008 Storage Acquisition as well as the Company’s election in 2008 to report the Storage Portfolio activity one month in arrears as previously discussed.  Depreciation and amortization expense decreased $1.2 million in Other as a result of depreciation associated with the elimination of capitalizable costs within the consolidated group.

The $2.5 million abandonment of project costs in 2009 is attributable to the Company’s determination that it most likely will not participate in a specific future development project.

The reserve for notes receivable of $1.7 million relates to the establishment of a reserve for a notes receivable in 2009 due to the loss of an anchor tenant at the underlying property.

Other	2009				2008
(dollars in millions)	Core Portfolio	Opportunity Funds	Self-Storage Portfolio	Notes Receivable and Other	Core Portfolio	Opportunity Funds	Self-Storage Portfolio	Notes Receivable and Other

Equity in (losses) earnings of unconsolidated affiliates	$0.4	$(7.5)	$-	$-	$-	$24.4	$-	$-
Interest expense	(14.4)	(5.4)	(4.0)	-	(14.5)	(5.2)	(2.4)	-
Gain on debt extinguishment	7.1	-	-	-	-	-	-	-
Gain on sale of land	-	-	-	-	0.8	-	-	-
Income tax provision	(1.3)	-	-	-	(2.4)	-	-	-
Income from discontinued operations	-	-	-	5.9	-	-	-	8.4
Loss (income) attributable to noncontrolling interests in subsidiaries:- Continuing operations	(0.4)	19.4	-	2.0	0.1	(23.7)	-	2.9
- Discontinued
operations	-	-	-	(4.9)	-	-	-	(0.6)

Equity in (losses) earnings of unconsolidated affiliates in the Opportunity Funds decreased primarily as a result of our pro rata share of gains from the sale of Mervyns locations in 2008 of $17.0 million, a decrease in distributions in excess of basis from our Albertson’s investment of $7.6 million in 2009, a $3.7 million impairment charge related to a Fund I unconsolidated investment in 2009 and our pro rata share of gain from the sale of the Haygood Shopping Center of $3.4 million in 2008.

Interest expense in the Core Portfolio decreased $0.1 million in 2009.  This was primarily the result of lower interest expense related to the purchase of the Company’s convertible notes payable offset by a $0.7 million write-off of the unamortized premium related to the repayment of a mortgage note payable during 2008.  Interest expense in the Opportunity Funds increased $0.2 million in 2009. This was the result of an increase of $3.1 million due to higher average outstanding borrowings in 2009 and $0.5 million of lower capitalized interest in 2009.  These increases were offset by a $3.4 million decrease related to lower average interest rates in 2009.  Interest expense in the Storage Portfolio increased $1.6 million in 2009.  This was attributable to an increase of $1.2 million due to higher average outstanding borrowings in 2009 as well as an increase of $0.7 million due to higher interest rates in 2009.  These increases were offset by a $0.3 million increase in capitalized interest in 2009.

The gain on debt extinguishment of $7.1 million is attributable to the purchase of our convertible debt at a discount in 2009.

The gain on sale of land of $0.8 million in the Core Portfolio relates to a land sale at Bloomfield Town Square in 2008.

The variance in the income tax provision in the Core Portfolio primarily relates to income taxes at the TRS level for our share of income/gains from Mervyns and Albertson’s in 2008.

Income from discontinued operations represents activity related to properties sold in 2009 and 2008.

Loss (income) attributable to noncontrolling interests in subsidiaries- Continuing operations for the Opportunity Funds primarily represents the noncontrolling interests’ share of all Opportunity Fund activity and ranges from a 77.8% interest in Fund I to an 80.1% interest in Fund III. The variance between 2009 and 2008 represents the noncontrolling interests’ share of all the Opportunity Funds variances discussed above. Loss (income) attributable to noncontrolling interests in subsidiaries- Continuing operations in Other relates to the noncontrolling interests’ share of capitalized construction, leasing and legal fees.

Loss (income) attributable to noncontrolling interests in subsidiaries- Discontinued operations for the Opportunity Funds primarily represents the noncontrolling interests’ share of activity related to properties sold in 2008 and 2009.

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

We consider FFO to be an appropriate supplemental disclosure of operating performance for an equity REIT due to its widespread acceptance and use within the REIT and analyst communities. FFO is presented to assist investors in analyzing our performance. It is helpful as it excludes various items included in net income that are not indicative of the operating performance, such as gains (or losses) from sales of operating property and depreciation and amortization. However, our method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO does not represent cash generated from operations as defined by GAAP and is not indicative of cash available to fund all cash needs, including distributions. FFO should not be considered as an alternative to net income for the purpose of evaluating our performance or to cash flows as measures of liquidity.

The reconciliation of net income to FFO for the three and nine months ended September 30, 2009 and 2008 is as follows:

	Three months ended September 30,		Nine months ended September 30,
(dollars in millions)	2009	2008	2009	2008
Net income attributable to Common Shareholders	$7.3	$4.5	$24.7	$30.1
Depreciation of real estate and amortization of leasing costs (net of noncontrolling interests’ share)
Consolidated affiliates	5.4	4.0	14.2	10.5
Unconsolidated affiliates	0.5	0.4	1.2	1.3
Gain on sale (net of noncontrolling interests’ share)
Consolidated affiliates	-	-	(0.9)	(7.1)
Unconsolidated affiliates	-	-	-	(0.5)
Income attributable to noncontrolling interest in Operating Partnership (1)	0.2	0.1	0.4	0.5
Funds from operations	$13.4	$9.0	$39.6	$34.8

Cash flows provided by (used in):
Operating activities			$39.1	$25.4
Investing activities			$(110.4)	$(275.4)
Financing activities			$102.4	$188.1

Notes:
(1)	Does not include distributions paid to Series A and B Preferred OP Unit holders.

USES OF LIQUIDITY

Our principal uses of liquidity are (i) distributions to our shareholders and OP unit holders, (ii) investments which include the funding of our capital committed to the Opportunity Funds and property acquisitions and redevelopment/re-tenanting activities within our Core Portfolio, and (iii) debt service and loan repayments, including the repurchase of our Convertible Notes.

Distributions

In order to qualify as a REIT for Federal income tax purposes, we must currently distribute at least 90% of our taxable income to our shareholders. For the three and nine months ended September 30, 2009, we paid dividends and distributions on our Common Shares and Common OP Units totaling $7.4 million and $21.8 million, respectively. In addition, in December of 2008, our Board of Trustees approved a special dividend of approximately $0.55 per share, or $18.0 million in the aggregate, which was associated with taxable gains arising from property dispositions in 2008, and was paid on January 30, 2009, to shareholders of record on December 31, 2008. Ninety percent of the special dividend was paid through the issuance of 1.3 million Common Shares and 10%, or $1.8 million, was paid in cash.

Investments

Fund I and Mervyns I

Reference is made to Notes 1 and 7 to the Notes to Consolidated Financial Statements in Part 1, Item 1 in this Form 10-Q for an overview of Fund I and Mervyns I. Fund I and Mervyns I have returned all invested capital and accumulated preferred return thus triggering our Promote in all future Fund I earnings and distributions. Fund I currently owns, or has ownership interest in, 21 assets comprising approximately 1.0 million square feet as follows:

Shopping Center	Location	Year acquired	GLA

New York Region

New York
Tarrytown Shopping Center	Tarrytown	2004	35,291

Mid-Atlantic Region

Ohio
Granville Centre	Columbus	2002	134,997
Michigan
Sterling Heights Shopping Center (1)	Detroit	2004	154,835

Various Regions
Kroger/Safeway Portfolio	Various	2003	709,400
Total			1,034,523

Notes:
(1) During the three months ended September 30, 2009, Fund I recorded an impairment reserve of $3.7 million related to this investment.

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

New York Urban Infill Redevelopment Initiative

In September 2004, we, through Fund II, launched our New York Urban Infill Redevelopment initiative. During 2004, Fund II, together with an unaffiliated partner, P/A Associates, LLC (“P/A”), formed Acadia P/A Holding Company, LLC (“Acadia P/A”) for the purpose of acquiring, constructing, developing, owning, operating, leasing and managing certain mixed-use real estate properties in the New York City metropolitan area which include a retail component. P/A has agreed to invest 10% of required capital up to a maximum of $2.2 million and Fund II, the managing member, has agreed to invest the balance to acquire assets in which Acadia P/A agrees to invest. Operating cash flow is generally to be distributed pro-rata to Fund II and P/A until each has received a 10% cumulative return and then 60% to Fund II and 40% to P/A. Distributions of net refinancing and net sales proceeds, as defined, follow the distribution of operating cash flow except that unpaid original capital is returned before the 60%/40% split between Fund II and P/A. Upon the liquidation of the last property investment of Acadia P/A, to the extent that Fund II has not received an 18% internal rate of return (“IRR”) on all of its capital contributions, P/A is obligated to return a portion of its previous distributions, as defined, until Fund II has received an 18% IRR.

To date, Fund II has invested in nine New York Urban Infill Redevelopment construction projects, eight of which were made through Acadia P/A, as follows:

				Redevelopment (dollars in millions)
				Anticipated		Estimated		Square
		Year	Costs	additional		construction		feet upon
Property	Location	acquired	to date	costs		completion		completion
Liberty Avenue (1)	Queens	2005	$15.2	$-		Completed		125,000
216th Street	Manhattan	2005	27.7	-		Completed		60,000
Fordham Place	Bronx	2004	120.9	9.1		Substantially completed		276,000
Pelham Manor Shopping Center (1)	Westchester	2004	60.9	4.1		Substantially completed		320,000
161st Street	Bronx	2005	54.1	10.9		To be determined	(4)	230,000
Atlantic Avenue (3)	Brooklyn	2007	20.3	2.7		Completed		110,000
Canarsie Plaza	Brooklyn	2007	23.8	53.2		1st half 2011		265,000
Sherman Plaza	Manhattan	2005	33.7	-	(2)	(2)		-	(2)
CityPoint (1)	Brooklyn	2007	43.5	-	(2)	(2)		-	(2)

Total			$400.1	$80.0				1,386,000

Notes:
(1)  Acadia P/A acquired a ground lease interest at this property.
(2)  To be determined
(3)  P/A is not a partner in this project.
(4)  Currently operating but redevelopment activities have commenced.

Acadia Strategic Opportunity Fund III, LLC (“Fund III”)

Reference is made to Note 1 in the Notes to Consolidated Financial Statements in Part 1, Item 1 in this Form 10-Q for an overview of Fund III. As of September 30, 2009, $96.5 million has been invested in Fund III, of which the Operating Partnership contributed $19.2 million.

New York Urban Infill Redevelopment Initiative

Fund III has invested in one New York Urban/Infill Redevelopment and one Urban/Infill Redevelopment in Westport, Connecticut as follows:

				Redevelopment (dollars in millions)
				Anticipated		Square
		Year	Costs	additional		feet upon
Property	Location	acquired	to date	costs		completion
Sheepshead Bay	Brooklyn, NY	2007	$22.7	$-	(1)	-
125 Main Street	Westport, CT	2007	17.4	5.6	(2)	30,000
Total			$40.1	$5.6		30,000

Notes:
(1)	To be determined
(2)	Completion to be determined.

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

Preferred Equity Investment and Notes Receivable

Reference is made to Note 8 to the Notes to Consolidated Financial Statements in Part 1, Item 1 in this Form 10-Q for an overview of our preferred equity investment and notes receivable. At September 30, 2009, our preferred equity investment and notes receivable aggregated $120.0 million with accrued interest thereon of $8.9 million, and were collateralized by a security interest in the underlying properties, the borrower’s ownership interest in the entities that own the properties and/or by the borrower’s personal guarantee. Effective interest rates on our preferred equity investment, mezzanine loan investments and notes receivable ranged from 9.75% to in excess of 20% with maturities through January 2017. During the nine months ended September 30, 2009, we established a reserve of $1.7 million for a mezzanine loan receivable due to the loss of an anchor tenant at the underlying property.

Purchase of Convertible Notes

Purchase of our Convertible Notes is another use of our liquidity. During the nine months ended September 30, 2009, we purchased $53.8 million in principal amount of our outstanding Convertible Notes for $46.7 million.

Share Repurchase

We have an existing share repurchase program that authorizes management, at its discretion, to repurchase up to $20.0 million of our outstanding Common Shares. The program may be discontinued or extended at any time and there is no assurance that we will purchase the full amount authorized. Under this program we have repurchased 2.1 million Common Shares, none of which were repurchased after December 2001. As of September 30, 2009, management may repurchase up to approximately $7.5 million of our outstanding Common Shares under this program.

SOURCES OF LIQUIDITY

We intend on using Fund III, as well as new funds that we may establish in the future, as the primary vehicles for our future acquisitions, including investments in the RCP Venture and New York Urban/Infill Redevelopment initiative. Additional sources of capital for funding property acquisitions, redevelopment, expansion and re-tenanting and RCP Venture investments, are expected to be obtained primarily from (i) the issuance of public equity or debt instruments, (ii) cash on hand and cash flow from operating activities, (iii) additional debt financings, (iv) noncontrolling interests’ unfunded capital commitments of $79.2 million and $325.2 million for Funds II and III, respectively, and (v) future sales of existing properties.

As of September 30, 2009, we had approximately $157.8 million of additional capacity under existing debt facilities and cash and cash equivalents on hand of $117.8 million.

Shelf Registration Statement and Issuance of Equity

During April 2009, we filed a shelf registration on Form S-3 providing for offerings of up to a total of $500.0 million of Common Shares, Preferred Shares and debt securities. During April 2009, we issued 5.75 million Common Shares and generated net proceeds of approximately $65.0 million.  The proceeds were primarily used to purchase a portion of our outstanding convertible notes payable and pay down existing lines of credit. Following this issuance, we have remaining capacity under this registration statement to issue up to approximately $430 million of these securities.

Asset Sales

Asset sales are an additional source of liquidity for us. On February 2, 2009, The Kroger Co. purchased the fee at six locations in Fund I’s Kroger/Safeway Portfolio for $14.6 million of which Fund I’s share of the sales proceeds amounted to $8.1 million after the repayment of the mortgage debt on these properties.

Notes Receivable Repayment

During the three months ended September 30, 2009, we received $7.8 million in loan repayments on two first mortgage notes.

Financing and Debt

At September 30, 2009, mortgage and convertible notes payable aggregated $807.1 million, net of unamortized premium of $0.1 million and unamortized discount of $2.4 million, and were collateralized by 30 properties and related tenant leases. Interest rates on our outstanding mortgage indebtedness and convertible notes payable ranged from 0.80% to 7.18% with maturities that ranged from October 2009 to November 2032. Taking into consideration $83.5 million of notional principal under variable to fixed-rate swap agreements currently in effect, $444.0 million of the portfolio, or 55.0%, was fixed at a 5.46% weighted average interest rate and $363.1 million, or 45.0% was floating at a 2.33% weighted average interest rate. There is $91.3 million of debt maturing in 2009 at weighted average interest rates of 2.17%.  Of this amount, $0.4 million represents scheduled annual amortization.  The loans relating to $86.1 million of the 2009 maturities provide for extension options, which we believe we will be able to exercise.  If we are unable to extend these loans and refinance the balance of $4.8 million, we believe we will be able to repay this debt with existing liquidity, including unfunded capital commitments from the Opportunity Fund investors.  As it relates to maturities after 2009, we may not have sufficient cash on hand to repay such indebtedness, we may have to refinance this indebtedness or select other alternatives based on market conditions at that time.  Given the current lack of liquidity in the credit markets and the current economic down turn, which may cause us to lose tenants or not secure new tenants for existing centers or projects under development, refinancing this debt will be very difficult.  See the “Item 1A. Risk Factors,” including the discussions under the headings “The current global financial crisis may cause us to lose tenants and may impair our ability to borrow money to purchase properties, refinance existing debt or obtain the necessary financing to complete our current redevelopment” in our 2008 Form 10-K.

We completed the following transactions related to mortgage loans during the nine months ended September 30, 2009 and subsequent thereto:

i) borrowed $20.3 million on three existing construction loans,

ii) paid off $4.8 million of self-amortizing debt,

iii) closed on a $19.0 million loan that bears interest at a floating rate of LIBOR plus 150 basis points and matures on January 15, 2010. The proceeds of the loan were used to repay a maturing loan of $19.0 million,

iv) extended a credit facility, with a balance of $53.7 million,  to March 1, 2010 and adjusted the interest rate spread over LIBOR from 100 basis points to 250 basis points,

v) extended an $11.4 million note that was to mature on May 18, 2009 to July 18, 2009. On July 18, 2009, this note was paid down by $0.9 million and extended to July 19, 2010 at an interest rate of LIBOR plus 325 basis points with a one year extension option,

vi) closed on a $4.8 million loan that bears interest at a fixed rate of 6.35% and matures on July 1, 2014,

vii) paid off $1.1 million of principal on an outstanding loan,

viii) closed on a $45.0 million note that bears interest at a floating rate of LIBOR plus 400 basis points and matures on July 29, 2012 with two one-year extension options.  The loan provides for a future advance of up to $2.0 million to finance tenant improvements and leasing commissions incurred in leasing at the property,

ix) paid off the outstanding balance of $33.7 million on a loan that had matured; and

x) subsequent to September 30, 2009, paid off a mortgage loan with an outstanding balance of $19.0 million.

In June 2009, the servicer of two of the Company’s loans alleged that non-monetary defaults had occurred for two construction loans for $31.7 million and $11.5 million collateralized by the Pelham Manor Shopping Center and Atlantic Avenue, respectively. The servicer contends that the Company did not substantially complete the improvements in accordance with the required completion dates as defined in the loan agreements and, accordingly, did not meet the requirements for the final draws. The Company does not believe the loans are in default and will vigorously defend its position and is currently in discussions with the servicer to resolve these issues. The Company believes that the ultimate resolution of this matter will not have a material adverse effect on the Company’s financial condition or results of operations.

The following table summarizes our mortgage indebtedness as of September 30, 2009 and December 31, 2008:

(dollars in millions)
Lender/Originator	September 30, 2009	December 31, 2008	Interest Rate at September 30, 2009	Maturity	Properties Encumbered	Payment Terms

Mortgage notes payable – variable-rate
Bank of America, N.A.	$9.5	$9.6	1.65% (LIBOR +1.40%)	6/29/2012	(1)	(32)
RBS Greenwich Capital	30.0	30.0	1.65% (LIBOR +1.40%)	4/1/2010	(2)	(33)
PNC Bank, National Association	10.4	11.4	3.50% (LIBOR +3.25%)	7/18/2010	(4)	(40)
Bank of America, N.A.	14.2	15.5	1.55% (LIBOR +1.30%)	12/1/2011	(6)	(32)
Anglo Irish Bank Corporation	9.8	9.8	1.90% (LIBOR +1.65%)	10/30/2010	(10)	(33)
Eurohypo AG	86.1	80.5	2.00% (LIBOR +1.75%)	10/4/2009	(5)	(40)
Bank of China	-	19.0	2.10% (LIBOR +1.85%)	-	(21)	(33)
Bank of America	19.0	-	1.75% (LIBOR +1.50%)	1/15/2010	(21)	(33)
Bank of America, N.A.	45.0	-	4.25% (LIBOR +4.00%)	7/29/2012	(31)	(32)
Sub-total mortgage notes payable	224.0	175.8

Secured credit facilities:
Bank of America, N.A.	30.0	48.9	1.50% (LIBOR +1.25%)	12/1/2010	(7)	(34)
Bank of America, N.A./Bank of New York	56.2	34.7	2.75% (LIBOR +2.50%)	3/1/2010	(8)	(33)
Bank of America, N.A	134.4	62.2	0.80% (Commercial Paper +0.50%)	10/9/2011	(9)	(33)
J.P. Morgan Chase	2.0	-	1.50% (LIBOR +1.25%)	3/29/2010	(29)	(33)
Sub-total secured credit facilities	222.6	145.8

Interest rate swaps (43)	(83.5)	(73.4)

Total variable-rate debt	363.1	248.2

Mortgage notes payable – fixed-rate
RBS Greenwich Capital	14.4	14.6	5.64%	9/6/2014	(13)	(32)
RBS Greenwich Capital	17.6	17.6	4.98%	9/6/2015	(14)	(35)
RBS Greenwich Capital	12.4	12.5	5.12%	11/6/2015	(15)	(32)
Bear Stearns Commercial	34.6	34.6	5.53%	1/1/2016	(16)	(36)
Bear Stearns Commercial	20.5	20.5	5.44%	3/1/2016	(17)	(33)
J.P. Morgan Chase	8.2	8.3	6.40%	11/1/2032	(18)	(32)
Column Financial, Inc.	9.5	9.7	5.45%	6/11/2013	(19)	(32)
Merrill Lynch Mortgage Lending, Inc.	23.5	23.5	6.06%	10/1/2016	(20)	(37)
Cortlandt Deposit Corp	-	1.2	6.62%	-	(22)	(39)
Cortlandt Deposit Corp	-	2.3	6.51%	-	(23)	(39)
Bank of America N.A.	25.5	25.5	5.80%	10/1/2017	(3)	(33)
Bear Stearns Commercial	26.3	26.2	5.88%	8/1/2017	(11)	(38)
Wachovia	26.0	26.0	5.42%	2/11/2017	(12)	(33)
Bear Stearns Commercial	31.7	25.3	7.18%	1/1/2020	(27)	(41)
GEMSA Loan Services, L.P.	4.9	4.9	5.37%	12/1/2009	(24)	(32)
Wachovia	-	34.3	5.86%	6/11/2009	(25)	(32)
GEMSA Loan Services, L.P.	41.5	41.5	5.30%	3/16/2011	(26)	(33)
Bear Stearns Commercial	11.5	3.3	7.14%	1/1/2020	(28)	(42)
American United Life Insurance Company	4.8	-	6.35%	7/1/2014	(30)	(32)
Interest rate swaps (43)	83.5	73.4	5.21%	(44)

Total fixed-rate debt	396.4	405.2

Total fixed and variable debt	759.5	653.4
Unamortized premium	0.1	0.1

Total	$759.6	$653.5

Notes:
(1)	Village Commons Shopping Center
(2)	161st Street
(3)	216th Street
(4)	Liberty Avenue
(5)	Fordham Place
(6)	Branch Shopping Center
(7)	Line of credit secured by the following properties:
Marketplace of Absecon
Bloomfield Town Square
Hobson West Plaza
Town Line Plaza
Methuen Shopping Center
Abington Towne Center
(8)	Acadia Strategic Opportunity Fund II, LLC line of credit secured by unfunded investor capital commitments
(9)	Acadia Strategic Opportunity Fund III, LLC line of credit secured by unfunded investor capital commitments
(10)	Tarrytown Center
(11)	Merrillville Plaza
(12)	239 Greenwich Avenue
(13)	New Loudon Center
(14)	Crescent Plaza
(15)	Pacesetter Park Shopping Center
(16)	Elmwood Park Shopping Center
(17)	Gateway Shopping Center
(18)	Boonton Shopping Center
(19)	Chestnut Hill
(20)	Walnut Hill
(21)	Sherman Avenue
(22)	Kroger Portfolio
(23)	Safeway Portfolio
(24)	Acadia Suffern
(25)	Acadia Storage Company, LLC.
(26)	Acadia Storage Post Portfolio CO, LLC
(27)	Pelham Manor
(28)	Atlantic Avenue
(29)	Line of credit secured by the Ledgewood Mall
(30)	Clark-Diversey
(31)	Cortlandt Towne Center
(32)	Monthly principal and interest.
(33)	Interest only monthly.
(34)	Annual principal and monthly interest.
(35)	Interest only monthly until 9/10; monthly principal and interest thereafter.
(36)	Interest only monthly until 1/10; monthly principal and interest thereafter.
(37)	Interest only monthly until 10/11; monthly principal and interest thereafter.
(38)	Interest only monthly until 7/12 monthly principal and interest thereafter.
(39)	Annual principal and semi-annual interest payments.
(40)	Interest only upon draw down on construction loan.
(41)	Interest only upon drawdown on construction loan until 2/1/13 monthly principal and interest thereafter
(42)	Interest only upon drawdown on construction loan until 2/1/15 monthly principal and interest thereafter
(43)	Maturing between 1/1/10 and 11/30/12.
(44)	Represents the amount of the Company's variable-rate debt that has been fixed through certain cash flow hedge transactions (Note 9).

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

At September 30, 2009, maturities on our mortgage notes ranged from October 2009 to November 2032. In addition, we have non-cancelable ground leases at seven of our shopping centers. We also lease space for our corporate headquarters for a term expiring in 2015. The following table summarizes our debt maturities and obligations under non-cancelable operating leases as of September 30, 2009:

(dollars in millions)	Payments due by period
Contractual obligation	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years

Future debt maturities	$809.5	$180.5	$367.3	$31.8	$229.9
Interest obligations on debt	143.7	28.0	43.8	30.4	41.5
Operating lease obligations	119.3	1.3	10.3	10.6	97.1
Construction commitments1	18.3	18.3	-	-	-

Total	$1,090.8	$228.1	$421.4	$72.8	$368.5

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

Reference is made to Note 7 in the Notes to Consolidated Financial Statements in Part 1, Item 1 in this Form 10-Q for a discussion of our unconsolidated investments. Our pro rata share of unconsolidated debt related to these investments is as follows:

(dollars in millions)
Investment	Pro rata share of mortgage debt	Interest rate at September 30, 2009	Maturity date
Crossroads	$30.6	5.37%	December 2014
Brandywine	36.9	5.99%	July 2016
CityPoint	6.0	2.75%	February 2010
Sterling Heights	3.1	2.10%	August 2010
Total	$76.6

In addition, at September 30, 2009, we are contingently liable under four separate letters of credit aggregating $5.1 million issued in connection with certain leases and investments.

HISTORICAL CASH FLOW

The following table compares the historical cash flow for the nine months ended September 30, 2009 (“2009”) with the cash flow for the nine months ended September 30, 2008 (“2008”)

	Nine months ended September 30,
(dollars in millions)	2009	2008	Change

Net cash provided by operating activities	$39.1	$25.4	$13.7
Net cash used in investing activities	(110.4)	(275.4)	165.0
Net cash provided by financing activities	102.4	188.1	(85.7)

Total	$31.1	$(61.9)	$93.0

A discussion of the significant changes in cash flow for 2009 versus 2008 is as follows:

The $13.7 million increase in net cash provided by operating activities was attributable to the following: (i) a $28.3 million increase in other assets primarily related to additional cash used for the purchase of short term financial instruments in 2008 and the subsequent redemption of these financial instruments in 2009 and (ii) a $22.5 million increase in cash escrows attributable to the funding of our tax deferred exchange transactions in 2008.  These 2009 increases were offset by the following: (i) lease termination income of $24.0 million from Home Depot at Canarsie Plaza in 2008 and (ii) an $11.3 million decrease in distributions (primarily Albertson’s) of operating income from unconsolidated affiliates in 2009.

A decrease of $165.0 million of net cash used in investing activities resulted from the following: (i) a decrease of $101.4 million in expenditures for real estate, development and tenant installations in 2009 and (ii) a decrease of $48.6 million in advances of notes receivable in 2009, and (iii) a $40.0 million preferred equity investment in 2008.  These decreases in cash used were offset by (i) an additional $14.1 million in proceeds from the sale of properties in 2008 and (ii) a decrease of $10.6 million in collections of notes receivable in 2009.

The $85.7 million decrease in net cash provided by financing activities was attributable to the following decreases in cash for 2009: (i) $85.1 million of additional cash used for repayment of debt in 2009, (ii) an additional $46.7 million of cash used for the purchase of convertible notes in 2009, and (iii) a decrease of $38.8 million in capital contributions from noncontrolling interests in 2009.   These 2009 cash decreases were offset by the following: (i) $65.2 million of additional cash from the issuance of Common Shares, net of costs, in 2009 (ii) an additional $12.8 million of distributions to noncontrolling interests in 2008.

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

Currently, we manage our exposure to fluctuations in interest rates primarily through the use of fixed-rate debt and interest rate swap agreements. As of September 30, 2009, we had total mortgage debt and convertible notes payable of $807.1 million, net of unamortized premium of $0.1 million and unamortized discount of $2.4 million, of which $444.0 million or 55.0% was fixed-rate, inclusive of interest rate swaps, and $363.1 million, or 45.0% was variable-rate based upon LIBOR or commercial paper rates plus certain spreads. As of September 30, 2009, we were a party to eight interest rate swap transactions and one interest rate cap transaction to hedge our exposure to changes in interest rates with respect to $83.5 million and $30.0 million of LIBOR-based variable-rate debt, respectively.

Of our total consolidated outstanding debt, $91.3 million and $159.6 million will become due in 2009 and 2010, respectively. As we intend on refinancing some or all of such debt at the then-existing market interest rates, which may be greater than the current interest rate, our interest expense would increase by approximately $2.5 million annually if the interest rate on the refinanced debt increased by 100 basis points. After giving effect to noncontrolling interests, the Company’s share of this increase would be $0.8 million.

Interest expense on our consolidated variable-rate debt, net of variable to fixed-rate swap agreements currently in effect, as of September 30, 2009 would increase by $3.6 million annually if LIBOR increased by 100 basis points. After giving effect to noncontrolling interests, the Company’s share of this increase would be $0.7 million. We may seek additional variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, we would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.

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

ACADIA REALTY TRUST

November 6, 2009	/s/ Kenneth F. Bernstein Kenneth F. Bernstein President and Chief Executive Officer (Principal Executive Officer)
November 6, 2009	/s/ Michael Nelsen Michael Nelsen Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Description
3.1	Declaration of Trust of the Company, as amended (1)
3.2	Fourth Amendment to Declaration of Trust (2)
3.3	Amended and Restated By-Laws of the Company (3)
3.4	Fifth Amendment to Declaration of Trust (9)
3.5	First Amendment the Amended and Restated Bylaws of the Company (9)
4.1	Voting Trust Agreement between the Company and Yale University dated February 27, 2002 (4)
10.17
Mortgage, Assignment of Leases and Rents and Security Agreement from Acadia Cortlandt LLC to Bank of America, N.A. dated July 29, 2009 [Initial Advance], Note made by Acadia Cortlandt LLC in favor of Bank of America, N.A. dated July 29, 2009 [Initial Advance], Mortgage, Assignment of Leases and Rents and Security Agreement from Acadia Cortlandt LLC to Bank of America, N.A. dated July 29, 2009 [Future Advance] and Note made by Acadia Cortlandt LLC in favor of Bank of America, N.A. dated July 29, 2009 [Future Advance] (5)

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