Form 10-K
period 2009-12-31
ACADIA REALTY TRUST
filed 2010-03-01
CIK 899629

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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
YES ☒  NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐	Smaller Reporting Company ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)
YES ☐  NO ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $523.5 million, based on a price of $13.05 per share, the average sales price for the registrant’s common shares of beneficial interest on the New York Stock Exchange on that date.

The number of shares of the registrant’s common shares of beneficial interest outstanding on March 1, 2010 was 40,111,565.

DOCUMENTS INCORPORATED BY REFERENCE

Part III – Portions of the registrant’s definitive proxy statement relating to its 2010 Annual Meeting of Shareholders presently scheduled to be held May 10, 2010 to be filed pursuant to Regulation 14A.

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

PART I

ITEM 1. BUSINESS.

GENERAL

Acadia Realty Trust (the “Trust”) was formed on March 4, 1993 as a Maryland real estate investment trust (“REIT”). All references to “Acadia,” “we,” “us,” “our,” and “Company” refer to Acadia Realty Trust and its consolidated subsidiaries. We are a fully integrated, self-managed and self-administered equity REIT focused primarily on the ownership, acquisition, redevelopment and management of retail properties, including neighborhood and community shopping centers and mixed-use properties with retail components. We currently operate 79 properties, which we own or have an ownership interest in. These assets are located primarily in the Northeast, Mid-Atlantic and Midwestern regions of the United States and, in total, comprise approximately eight million square feet. We also have private equity investments in other retail real estate related opportunities including investments for which we provide operational support to the operating ventures in which we have a minority equity interest.

All of our investments are held by, and all of our operations are conducted through, Acadia Realty Limited Partnership (the “Operating Partnership”) and entities in which the Operating Partnership owns a controlling interest. As of December 31, 2009, the Trust controlled 98% of the Operating Partnership as the sole general partner. As the general partner, the Trust is entitled to share, in proportion to its percentage interest, in the cash distributions and profits and losses of the Operating Partnership. The limited partners generally represent entities or individuals, which contributed their interests in certain assets or entities to the Operating Partnership in exchange for common or preferred units of limited partnership interest (“Common OP Units” or “Preferred OP Units”, respectively, and collectively, “OP Units”). Limited partners holding Common OP Units are generally entitled to exchange their units on a one-for-one basis for our common shares of beneficial interest (“Common Shares”). This structure is referred to as an umbrella partnership REIT or “UPREIT”.

BUSINESS OBJECTIVES AND STRATEGIES

Our primary business objective is to acquire and manage commercial retail properties that will provide cash for distributions to shareholders while also creating the potential for capital appreciation to enhance investor returns. We focus on the following fundamentals to achieve this objective:

–

Own and operate a Core Portfolio (as defined in Item 2 of this Form 10-K) of community and neighborhood shopping centers and main street retail located in markets with strong demographics and generate internal growth within the Core Portfolio through aggressive redevelopment, re-anchoring and/or leasing activities.

–	Maintain a strong and flexible balance sheet through conservative financial practices while ensuring access to sufficient capital to fund future growth.

–

Generate external growth through an opportunistic yet disciplined acquisition program. We target transactions with high inherent opportunity for the creation of additional value through redevelopment and leasing and/or transactions requiring creative capital structuring to facilitate the transactions. These transactions may include other types of commercial real estate besides those which we invest in through our Core Portfolio. These may also include joint ventures with private equity investors for the purpose of making investments in operating retailers with significant embedded value in their real estate assets.

Investment Strategy — External Growth through Opportunistic Acquisition Platforms

The requirements that acquisitions be accretive on a long-term basis based on our cost of capital, as well as increase the overall portfolio quality and value, are core to our acquisition program. As such, we constantly evaluate the blended cost of equity and debt and adjust the amount of acquisition activity to align the level of investment activity with capital flows. We may also engage in discussions with public and private entities regarding business combinations. In addition to our direct investments in real estate assets, we have also capitalized on our expertise in the acquisition, redevelopment, leasing and management of retail real estate by establishing discretionary opportunity funds in which we earn, in addition to a return on our equity interest and carried interest (“Promote”), fees and priority distributions for our services. To date, we have launched three opportunity funds (“Opportunity Funds”), Acadia Strategic Opportunity Fund, LP (“Fund I”), Acadia Strategic Opportunity Fund II, LLC (“Fund II”) and Acadia Strategic Opportunity Fund III, LLC (“Fund III”). Due to the level of our control, we consolidate these Opportunity Funds for financial reporting purposes.

Fund I

During September of 2001, we and four of our institutional shareholders formed Fund I, and during August of 2004 formed a limited liability company, Acadia Mervyn Investors I, LLC (“Mervyns I”), whereby the investors committed $70.0 million for the purpose of acquiring real estate assets. The Operating Partnership committed an additional $20.0 million in the aggregate to Fund I and Mervyns I, as the general partner or managing member with a 22.2% interest. In addition to a pro-rata return on its invested equity, the Operating Partnership is entitled to a Promote based upon certain investment return thresholds. Cash flow was distributed pro-rata to the partners (including the Operating Partnership) until a 9% cumulative return was achieved (“Preferred Return”) on, and a return of all capital contributions.

During 2006, the Fund I investors received a return of all of their capital invested in Fund I and their unpaid preferred. Accordingly, all cash flow is now distributed 80% to the partners (including the Operating Partnership) and 20% to the Operating Partnership as a Promote. The Operating Partnership also earns fees and/or priority distributions for asset management services equal to 1.5% of the allocated invested equity, as well as for property management, leasing, legal and construction services. All such fees and priority distributions are reflected as a reduction in the noncontrolling interest share in income from Opportunity Funds in the Consolidated Financial Statements beginning on page F-1 of this Form 10-K.

Our acquisition program was executed primarily through Fund I through June 2004. Fund I focused on targeting assets for acquisition that had superior in-fill locations, restricted competition due to high barriers to entry and in-place below-market anchor leases with the potential to create significant additional value through re-tenanting, timely capital improvements and property redevelopment.

As of December 31, 2009, there were 21 assets comprising approximately 1.0 million square feet remaining in Fund I in which the Operating Partnership’s interest in cash flow and income is 37.8% as a result of the Promote.

Fund II

Following our success with Fund I, during June of 2004 we formed a second, larger Opportunity Fund, Fund II, and during August of 2004, formed Acadia Mervyn Investors II, LLC (“Mervyns II”), with the investors from Fund I as well as two additional institutional investors, whereby the investors, including the Operating Partnership, committed capital totaling $300.0 million. The Operating Partnership is the managing member with a 20% interest in Fund II and Mervyns II and can invest the committed equity on a discretionary basis within the parameters defined in the Fund II and Mervyns II operating agreements. The terms and structure of Fund II and Mervyns II are substantially the same as Fund I and Mervyns I with the exception that the Preferred Return is 8%. As of December 31, 2009, $223.3 million of Fund II’s and Mervyns II’s capital was invested and the balance of $76.7 million is expected to be utilized to complete development activities for existing Fund II investments.

Given the market conditions for commercial real estate at the time Fund II was formed, we channeled our acquisition efforts through Fund II in two opportunistic strategies described below – the New York Urban Infill Redevelopment Initiative and the Retailer Controlled Property Venture.

New York Urban/Infill Redevelopment Initiative

During September of 2004, through Fund II, we launched our New York Urban Infill Redevelopment Initiative. Despite the current economy, we believe that retailers continue to recognize that many of the nation’s urban markets are underserved from a retail standpoint, and we capitalized on this situation by investing in redevelopment projects in dense urban areas where retail tenant demand has effectively surpassed the supply of available sites. During 2004, Fund II, together with an unaffiliated partner, P/A Associates, LLC (“P/A”), formed Acadia-P/A Holding Company, LLC (“Acadia-P/A”) for the purpose of acquiring, constructing, developing, owning, operating, leasing and managing certain retail or mixed-use real estate properties in the New York City metropolitan area. P/A agreed to invest 10% of required capital up to a maximum of $2.2 million and Fund II, the managing member, agreed to invest the balance to acquire assets in which Acadia-P/A agreed to invest. See Item 7 of this Form 10-K for further information on the Acadia-P/A Joint Venture as detailed in “Liquidity and Capital Resources – New York Urban/Infill Redevelopment Initiative”. To date, Fund II has invested in nine projects, eight of which are in conjunction with P/A, as discussed further in “—PROPERTY ACQUISITIONS– New York Urban/Infill Redevelopment Initiative” below in this Item 1.

Retailer Controlled Property Venture (the “RCP Venture”)

On January 27, 2004, through Funds I and II, we entered into an association, known as the RCP Venture, with Klaff Realty, L.P. (“Klaff”) and Lubert-Adler Management, Inc. (“Lubert-Adler”) for the purpose of making investments in surplus or underutilized properties owned by retailers. The initial expected size of the RCP Venture is approximately $300.0 million in equity, of which our share is $60.0 million. Each participant in the RCP Venture has the right to opt out of any potential investment. We would consider expanding the size of the RCP Venture and our share thereof based on investment opportunities. Investments under the RCP Venture are structured as separate joint ventures as there may be other investors participating in certain investments in addition to Klaff, Lubert-Adler and us. Affiliates of Mervyns I and II and Fund II have invested $60.8 million in the RCP Venture to date on a non-recourse basis. While we are not required to invest any additional capital into any of these investments, should additional capital be required and we elect not to contribute our share, our proportionate share in the investment will be reduced. Cash flow from any RCP Venture investments is to be distributed to the participants until they have received a 10% cumulative return and a full return of all contributions. Thereafter, remaining cash flow is to be distributed 20% to Klaff (“Klaff’s Promote”) and 80% to the partners (including Klaff). The Operating Partnership may also earn market-rate fees for property management, leasing and construction services on behalf of the RCP Venture. While we are primarily a passive partner in the investments made through the RCP Venture, historically we have provided our support in reviewing potential acquisitions and operating and redevelopment assistance in areas where we have both a presence and expertise. We seek to invest opportunistically with the RCP Venture primarily in any of the following four ways:

–	Invest in operating retailers to control their real estate through private equity joint ventures

–	Work with financially healthy retailers to create value from their surplus real estate

–	Acquire properties, designation rights or other control of real estate or leases associated with retailers in bankruptcy

–	Complete sale leasebacks with retailers in need of capital

During 2004, we made our first RCP Venture investment with our participation in the acquisition of Mervyns. From 2006 through 2009, we made additional investments as further discussed in “—PROPERTY ACQUISITIONS – RCP Venture” below in this Item 1.

Fund III

Following the success of Fund I and the full commitment of Fund II, Fund III was formed during 2007, with fourteen institutional investors, including a majority of the investors from Fund I and Fund II, whereby the investors, including the Operating Partnership, committed capital totaling $503.0 million. The Operating Partnership’s share of the committed capital is $100.0 million and it is the sole managing member with a 19.9% interest in Fund III and can invest the committed equity on a discretionary basis within the parameters defined in the Fund III operating agreements. The terms and structure of Fund III are substantially the same as the previous Funds with the exception that the Preferred Return is 6%. As of December 31, 2009, $96.5 million of Fund III’s capital was invested. To date, Fund III has invested in 14 projects as discussed further in “—PROPERTY ACQUISITIONS” below in this Item 1.

Notes Receivable, Preferred Equity and Other Real Estate Related Investments

We may also invest in mortgage loans, preferred equity investments, other real estate interests and other investments. As of December 31, 2009, our notes receivable and preferred equity investments aggregated $125.2 million, and were collateralized by either the properties (either first or second mortgage liens) or the borrower’s ownership interest in the properties. In addition, certain notes receivable are personally guaranteed by principals of the borrowers. Interest rates on our notes receivable, mezzanine loan investments and preferred equity investment, ranged from 10% to 22.4% with maturities that range from demand notes to January 2017.

Capital Strategy — Balance Sheet Focus and Access to Capital

Given the significant turmoil in the capital markets and the current post recessionary period, our primary capital objective is to maintain a strong and flexible balance sheet through conservative financial practices, including moderate leverage levels, while ensuring access to sufficient capital to fund future growth. We intend to continue financing acquisitions and property redevelopment with sources of capital determined by management to be the most appropriate based on, among other factors, availability in the current capital markets, pricing and other commercial and financial terms. The sources of capital may include the issuance of public equity, unsecured debt, mortgage and construction loans, and other capital alternatives including the issuance of OP Units. We manage our interest rate risk primarily through the use of fixed rate-debt and, where we use variable rate debt, we use certain derivative instruments, including London Interbank Offered Rate (“LIBOR”) swap agreements and interest rate caps as discussed further in Item 7A of this Form 10-K.

During April 2009, we issued 5.75 million Common Shares and generated net proceeds of approximately $65.0 million. The proceeds were primarily used to purchase a portion of our outstanding convertible notes payable and pay down existing lines of credit.

During December of 2006 and January of 2007, we issued $115.0 million of 3.75% unsecured Convertible Notes (the “Notes”). See Note 9 to our Consolidated Financial Statements, which begin on page F-1 of this Form 10-K for a discussion of the terms and conditions of the Notes. The $112.1 million in proceeds, net of related costs, were used to retire variable rate debt, provide for future Opportunity Fund capital commitments and for general working capital purposes. During 2008, we purchased $8.0 million in principal amount of the Notes and purchased an additional $57.0 million in principal amount during 2009, all at an average discount of approximately 19%.

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

Operating functions such as leasing, property management, construction, finance and legal (collectively, the “Operating Departments”) are generally provided by our personnel, providing for fully integrated property management and development. By incorporating the Operating Departments in the acquisition process, acquisitions are appropriately priced giving effect to each asset’s specific risks and returns. Also, because of the Operating Departments involvement with, and corresponding understanding of, the acquisition process, transition time is minimized and management can immediately execute on its strategic plan for each asset.

We typically hold our Core Portfolio properties for long-term investment. As such, we continuously review the existing portfolio and implement programs to renovate and modernize targeted centers to enhance the property’s market position. This in turn strengthens the competitive position of the leasing program to attract and retain quality tenants, increasing cash flow and consequently property value. We also periodically identify certain properties for disposition and redeploy the capital to existing centers or acquisitions with greater potential for capital appreciation. Our Core Portfolio consists primarily of neighborhood and community shopping centers, which are generally dominant centers in high barrier-to-entry markets and are principally anchored by supermarkets and necessity-based retailers. We believe these attributes enable our properties to better withstand the current post recessionary period.

During 2009, 2008 and 2007 we sold three non-core properties and redeployed capital to acquire three retail properties as further discussed in “—ASSET SALES AND CAPITAL/ASSET RECYCLING” below in this Item 1.

PROPERTY ACQUISITIONS

RCP Venture

Albertson’s

In June 2006, the RCP Venture, as part of an investment consortium, participated in the acquisition of 699 stores from Albertson’s and 26 Cub Food stores. Mervyns II’s share of equity invested totaled $20.7 million. The Operating Partnership’s share was $4.2 million.

During February of 2007, Mervyns II received cash distributions totaling approximately $44.4 million from its ownership position in Albertson’s. The Operating Partnership’s share of this distribution amounted to approximately $8.9 million. Mervyns II received additional distributions from this investment totaling $8.8 million in 2007, $10.6 million in 2008, and $2.0 million in 2009. The Operating Partnership’s share of these distributions aggregated $4.3 million.

Through December 31, 2009, Mervyns II has made additional add-on investments in Albertson’s totaling $2.4 million and received distributions totaling $1.2 million. The Operating Partnership’s share of these combined amounts was $0.4 million and $0.2 million, respectively.

Mervyns Department Stores

In September 2004, we made our first RCP Venture investment. Through Mervyns I and Mervyns II, we invested in a consortium to acquire the Mervyns Department Store chain (“Mervyns”) consisting of 262 stores (“REALCO”) and its retail operation (“OPCO”) from Target Corporation. To date, REALCO has disposed of a significant portion of the portfolio. In addition, in November 2007, we sold our interest in OPCO and, as a result, have no further investment in OPCO. During 2008 and 2007, Mervyns I and Mervyns II made additional investments in Mervyns totaling $2.9 million. The Operating Partnership’s share of the total investment in Mervyns was $4.9 million.

Through December 31, 2009, Mervyns I and Mervyns II have also made add-on investments in Mervyns properties totaling $5.1 million including $1.7 million in 2009. The Operating Partnerships share of this amount was $0.8 million.

During 2005, Mervyns made a distribution to the investors from the proceeds from the sale of a portion of the portfolio and the refinancing of existing debt, of which a total of $42.7 million was distributed to Mervyns I and Mervyns II. The Operating Partnership’s share of this distribution amounted to $10.2 million. Subsequently, Mervyns and Mervyns add-ons distributed additional cash totaling $5.0 million. The Operating Partnership’s share of this distribution totaled $1.4 million.

Other RCP Venture Investments

During 2006, Fund II invested $1.1 million in Shopko and $0.7 million in Marsh. The Operating Partnership’s share of these investment totaled $0.3 million. Fund II received a $1.1 million distribution from the Shopko investment during 2007 and a $1.0 million distribution from the Marsh investment during 2008, of which the Operating Partnership’s share totaled $0.4 million. During 2008, Fund II made additional investments of $2.0 million in Marsh. The Operating Partnership’s share was $0.4 million. During 2009, Fund II received additional distributions of $1.6 million from Marsh, of which the Operating Partnership’s share was $0.3 million.

During 2007, Mervyns II invested $2.7 million in REX Stores Corporation. The Operating Partnership’s share was $0.5 million. During 2009, Fund II received a distribution of $0.4 million from REX, of which the Operating Partnership’s share was $0.1 million.

The following table summarizes the RCP Venture investments from inception through December 31, 2009:

(dollars in millions)

					Operating Partnership Share
Investor	Investment	Year acquired	Invested Capital	Distributions	Invested Capital	Distributions

Mervyns I and Mervyns II	Mervyns	2004	$26.1	$46.0	$4.9	$11.3
Mervyns I and Mervyns II	Mervyns add-on investments	2005/2008	5.1	1.7	0.8	0.3
Mervyns II	Albertson’s	2006	20.7	65.8	4.2	13.2
Mervyns II	Albertson’s add-on investments	2006/2007	2.4	1.2	0.4	0.2
Fund II	Shopko	2006	1.1	1.1	0.2	0.2
Fund II	Marsh	2006	2.7	2.6	0.5	0.5
Mervyns II	Rex	2007	2.7	0.4	0.5	0.1

Total			$60.8	$118.8	$11.5	$25.8

New York Urban/Infill Redevelopment Initiative

As of December 31, 2009, we had ten New York Urban/Infill projects. Construction is substantially complete at six of the projects, one is under construction and three are in the design phase as follows:

Construction Substantially Complete

Fordham Place — During September of 2004, Acadia-P/A purchased 400 East Fordham Road, Bronx, New York. Construction of a 119,000 square foot retail component and 157,000 square foot office tower are complete. The retail component is 100% occupied and the office component is 34% occupied. The total cost of the project to Acadia-P/A was approximately $130.0 million.

Pelham Manor Shopping Plaza — During October of 2004, Acadia-P/A entered into a 95-year, inclusive of extension options, ground lease to redevelop a 16-acre site in Pelham Manor, Westchester County, New York. We demolished the existing industrial and warehouse buildings, and completed construction of a 229,000 square foot community retail center and a 90,000 square foot self-storage facility at a total cost of approximately $62.0 million. Home Depot was originally slated to anchor the project, but announced its decision to curtail plans for expansion. As part of our lease termination agreement with Home Depot, we purchased the building that Home Depot had constructed on the site for $10 million, representing approximately half of their cost of construction. The retail center is currently 74% occupied and anchored by a BJ’s Wholesale Club.

216th Street — During December of 2005, Acadia-P/A acquired a parking garage located at 10th Avenue and 216th Street in the Inwood section of Manhattan. During 2007, we completed the construction of a 60,000 square foot office building and we relocated an agency of the City of New York, which was a tenant at another of our Urban/Infill Redevelopment projects, to this location. The total cost to Acadia-P/A for the project, which also includes a 100-space rooftop parking deck, were approximately $28.0 million.

Liberty Avenue — During December of 2005, Acadia-P/A acquired the remaining 40-year term of a leasehold interest in land located at Liberty Avenue and 98th Street in Ozone Park (Queens), New York. The property is currently operating and includes approximately 30,000 square feet of retail anchored by a CVS drug store and a 98,500 square foot self-storage facility. The total cost to Acadia-P/A of the redevelopment was approximately $15.0 million.

161st Street - During August of 2005, Acadia-P/A purchased 244-268 161st Street located in the Bronx, New York for $49.3 million. The redevelopment plan for this currently 99% leased and 84% occupied, 10-story office building, is to recapture and convert street level office space into retail. Additional redevelopment costs to Acadia-P/A are anticipated to be approximately $16.0 million.

Atlantic Avenue – During May of 2007, we, through Fund II and in partnership with Post Management, LLC (“Storage Post”), acquired a property on Atlantic Avenue in Brooklyn, New York. Storage Post is our unaffiliated partner in our self-storage portfolio (see below) and at two of our other New York urban projects with a self-storage component. During 2009, we completed construction of the 110,000 square feet, six-story storage facility and commenced operations. The total cost of the project was approximately $23.0 million.

Under Construction

Canarsie - During October of 2007, Acadia-P/A acquired a 530,000 square foot warehouse building in Canarsie, Brooklyn for approximately $21.0 million. The development plan for this property includes the demolition of a portion of the warehouse and the construction of a 265,000 square foot mixed-use project consisting of retail and office. The total cost of the redevelopment, including acquisition costs, is expected to be approximately $77.0 million. We had executed a lease with Home Depot to anchor the project. However, during 2008, Home Depot terminated their lease and paid us a fee of $24.5 million. The project is currently under construction and 80% pre-leased to BJ’s Wholesale Club and the New York City Police Department.

In Design

Sherman Plaza - During April of 2005, Acadia-P/A acquired 4650 Broadway located in the Washington Heights/Inwood section of Manhattan. The property, which was occupied by an agency of the City of New York (“NYC”) and a commercial parking garage, was acquired for a purchase price of $25.0 million. During 2007 we relocated NYC to Acadia-P/A’s 216th St. redevelopment as discussed above. We are currently reviewing various alternatives to redevelop the site to include retail and office components.

CityPoint - During June of 2007, Acadia-P/A and an unaffiliated joint venture partner purchased the leasehold interests in The Gallery at Fulton Street in downtown Brooklyn for approximately $115.0 million, with an option to purchase the fee position, which is owned by the City of New York, at a later date. Redevelopment plans for the property, renamed “CityPoint”, include the demolition of the existing structure (completed) and the development of a 1.3 million square foot project to include retail and residential components. Acadia-P/A will participate in the development of the retail component. Acadia-P/A does not plan on participating in the development of, or have an ownership interest in, the residential component of the project. The current plan calls for the commencement during 2010 of the first of four phases of redevelopment which is expected to include between 40,000 and 50,000 square feet of retail space on five levels. Development of the balance of the project, including the residential component, is expected to occur over multiple years. The project has been conditionally awarded $20.0 million of federal stimulus bond financing to fund construction of the first phase. Please refer to the discussion under the heading “Off Balance Sheet Arrangments” in Item 7 of this Form 10-K for a discussion of $26.0 million of debt on this property that will mature in August 2010 and potential additional capital requirements Fund II may have if our unaffiliated joint venture partner determines not to fund its requisite share of capital.

Sheepshead Bay - During November of 2007, Fund III acquired a property in Sheepshead Bay, Brooklyn for approximately $20.0 million. The project is currently in the design phase and we have demolished one of two buildings on the existing site and expect to develop a multi-story retail center with approximately 240,000 square feet of gross leasable area.

Self-Storage Portfolio

On February 29, 2008, Fund III, in conjunction with Storage Post, acquired a portfolio of eleven self-storage properties from Storage Post’s existing institutional investors for approximately $174.0 million. In addition, we, through Fund II, developed three self-storage properties as discussed above. The fourteen self-storage property portfolio, located throughout New York and New Jersey, totals approximately 1,127,000 net rentable square feet, and is operating at various stages of stabilization.

Other Investments

In addition to the RCP Venture, the New York Urban/Infill and Self-Storage Portfolio investments as discussed above, through Fund III, we have also acquired the following:

During January 2009, we purchased Cortlandt Towne Center for $78.0 million. The operating property is a 642,000 square foot shopping center located in Westchester County, New York.

During November 2007, we acquired 125 Main Street, Westport, Connecticut for approximately $17.0 million. Our plan is to redevelop the existing building into 30,000 square feet of retail and office space.

Core Portfolio

See Item 2. PROPERTIES for the definition of our Core Portfolio.

During April of 2008, the Operating Partnership acquired a 20,000 square foot single tenant retail property located on 17th Street near 5th Avenue in Manhattan, New York for $9.7 million.

During March of 2007, the Operating Partnership purchased a 52,000 square foot single-tenant building located at 1545 East Service Road in Staten Island, New York for $17.0 million and a 10,000 square foot retail commercial condominium at 200 West 54th Street located in Manhattan, New York for $36.4 million.

Preferred Equity, Notes Receivable and Other Real Estate Related Investments

During December 2009, the Operating Partnership made a loan for $8.6 million which bears interest at 14.5% with a one year term and one six month extension.

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

The following table sets forth our preferred equity and notes receivable investments as of December 31, 2009:

Notes Receivable
(dollars in thousands)

					Weighted Averages

								Underlying third-party first mortgage loan
				Stated Interest rate	Effective interest rate [1]		Extension options (years)
		Accrued interest				Maturity date		Amount		Maturity dates
Investment	Principal		Total

Georgetown A - 5 property portfolio	$8,000	$994	$8,994	9.75%	10.19%	11/2010	2 x 1 year	8,375		2010 through 2012
Georgetown B - 18 property portfolio	40,000	5,405	45,405	13.00%	13.44%	6/2010	2 x 1 year	115,454		2011 through 2016
72nd Street	40,975	3,637	44,612	13.00%	19.48%	7/2011	1 year	185,000	(2)	2011 w/ 1 year extension
First mortgage and other notes	20,853	72	20,925	12.87%	13.42%	2010	1 year	n/a		n/a
Mezzanine notes	15,393	145	15,538	13.97%	14.83%	2013	—	272,559		2011 through 2019

Total notes receivable	$125,221	$10,253	$135,474	12.89%	15.38%

[1]	The effective rate includes upfront points and exit fees

[2]	The first mortgage amount for 72nd Street represents the maximum availability under the loan

ASSET SALES AND CAPITAL/ASSET RECYCLING

Core Portfolio

We periodically identify certain core properties for disposition and redeploy the capital to existing centers or acquisitions with greater potential for capital appreciation. Since January of 2007, we have sold the following Core Portfolio assets:

Property	Location	Date sold	Gross leasable area	Sales price (dollars in thousands)

Blackman Plaza	Wilkes-Barre, Pennsylvania	November 2009	125,264	$2,500
Village Apartments	Winston-Salem, North Carolina	April 2008	599,106	23,300
Colony and GHT Apartments	Columbia, Missouri	December 2007	625,545	15,500

Total			1,349,915	$41,300

Proceeds from these sales in part have been used to fund the Core Portfolio acquisitions as discussed in “—PROPERTY ACQUISITIONS” above.

Monetization of Fund I

Given that Fund I was established as a finite life entity, we are currently engaged in the multi-year process of monetizing the fund’s investments. As of December 31, 2009 there were 21 assets comprising 1.0 million square feet remaining in Fund I as summarized by region below

Shopping Center	Location	Year acquired	GLA

New York Region
New York
Tarrytown Centre	Tarrytown	2004	35,291
Midwest Region
Ohio
Granville Centre	Columbus	2002	134,997
Michigan
Sterling Heights Shopping Center	Detroit	2004	154,835
Various Regions
Kroger/Safeway Portfolio	Various (18 properties)	2003	709,400

Total			1,034,523

On February 2, 2009, The Kroger Co. purchased the fee at six locations in Fund I’s Kroger/Safeway Portfolio for $14.6 million, resulting in a $5.6 million gain. The Operating Partnership’s share of the gain was $1.6 million.

During April 2008, Fund I sold Haygood Shopping Center located in Virginia Beach, Virginia, for $24.9 million, resulting in a $6.8 million gain. The Operating Partnership’s share of the gain was $1.3 million.

During November 2007, Fund I sold Amherst Marketplace and Sheffield Crossing, community shopping centers in Ohio, for $26.0 million, resulting in a $7.5 million gain. The Operating Partnership’s share of the gain was $2.8 million.

PROPERTY REDEVELOPMENT AND EXPANSION

Our redevelopment program focuses on selecting well-located neighborhood and community shopping centers within our Core Portfolio and creating significant value through re-tenanting and property redevelopment.

ENVIRONMENTAL LAWS

For information relating to environmental laws that may have an impact on our business, please see “Item 1A. Risk Factors-- Possible liability relating to environmental matters.”

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

FINANCIAL INFORMATION ABOUT MARKET SEGMENTS

We have five reportable segments: Core Portfolio, Opportunity Funds, Self-Storage Portfolio, Notes Receivable and Other. Notes Receivable consists of the Company’s notes receivable and preferred equity investments and related interest income, Other primarily consists of management fees and interest income. The accounting policies of the segments are the same as those described in the summary of significant accounting policies set forth in Note 1 to our Consolidated Financial Statements, which begin on page F-1 of this Form 10-K. We evaluate property performance primarily based on net operating income before depreciation, amortization and certain nonrecurring items. Investments in our Core Portfolio are typically held long-term. Given the contemplated finite life of our Opportunity Funds, these investments are typically held for shorter terms. Fees earned by us as general partner/member of the Opportunity Funds are eliminated in our Consolidated Financial Statements. See Note 3 to our Consolidated Financial Statements, which begin on page F-1 of this Form 10-K for information regarding, among other things, revenues from external customers, a measure of profit and loss and total assets with respect to each of our segments.

CORPORATE HEADQUARTERS AND EMPLOYEES

Our executive offices are located at 1311 Mamaroneck Avenue, Suite 260, White Plains, New York 10605, and our telephone number is (914) 288-8100. As of December 31, 2009, we had 118 employees, of which 90 were located at our executive office and 28 were located at regional property management offices. None of our employees are covered by collective bargaining agreements. Management believes that its relationship with employees is good.

COMPANY WEBSITE

All of our filings with the Securities and Exchange Commission, including our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge at our website at www.acadiarealty.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. These filings can also be accessed through the Securities and Exchange Commission’s website at www.sec.gov. Alternatively, we will provide paper copies of our filings free of charge upon request. If you wish to receive a copy of the Form 10-K, you may contact Robert Masters, Corporate Secretary, at Acadia Realty Trust, 1311 Mamaroneck Avenue, Suite 260, White Plains, NY 10605. You may also call (914) 288-8100 to request a copy of the Form 10-K. Information included or referred to on our website is not incorporated by reference in or otherwise a part of this Form 10-K.

CODE OF ETHICS AND WHISTLEBLOWER POLICIES

The Board of Trustees adopted a Code of Ethics for Senior Financial Officers that applies to our Chief Executive Officer, Senior Vice President-Chief Financial Officer, Senior Vice President-Chief Accounting Officer, Vice President-Controller, Vice President- Financial Reporting, Director of Taxation and Assistant Controllers. The Board also adopted a Code of Business Conduct and Ethics applicable to all employees, as well as a “Whistleblower Policy.” Copies of these documents are available in the Investor Information section of our website. We intend to disclose future amendments to, or waivers from, our Code of Ethics for Senior Financial Officers in the Investor Information section of our website within four business days following the date of such amendment or waiver.

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

The current economic environment, while improving, may cause us to lose tenants and may impair our ability to borrow money to purchase properties, refinance existing debt or finance our current redevelopment projects.

Our operations and performance depend on general economic conditions. The U.S. economy has recently experienced a financial downturn, with consumer spending on the decline, credit tightening and unemployment rising. Many financial and economic analysts are predicting that the world economy has entered a prolonged economic downturn characterized by high unemployment, limited availability of credit and decreased consumer and business spending. This economic downturn has and may continue to adversely affect the businesses of many of our tenants. We and the Opportunity Funds may experience higher vacancy rates as well as delays in re-leasing vacant space.

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

Since January 1, 2007, there have been two significant tenant bankruptcies within our portfolio:

On December 11, 2008, KB Toys (“KB”) filed for protection under Chapter 11 Bankruptcy. KB operated in two locations in our Core Portfolio, totaling approximately 12,000 square feet. Rental revenues from KB at these locations totaled $0.03 million, $0.3 million, and $0.3 million for the years ended December 31, 2009, 2008 and 2007, respectively. Both leases were rejected by KB in February 2009.

On November 10, 2008, Circuit City Stores Inc. (“Circuit City”) filed for protection under Chapter 11 Bankruptcy. Circuit City operated at two of our Core Portfolio locations totaling approximately 59,278 square feet. Rental revenues from Circuit City at these locations totaled $0.1 million, $1.0 million and $0.7 million for the years ended December 31, 2009, 2008 and 2007 respectively. Circuit City has rejected both leases. In addition, Circuit City executed a lease at a property owned by Acadia-P/A Holding Company. Circuit City has rejected that lease. On January 16, 2009, Circuit City sought Bankruptcy Court approval to liquidate its assets.

There are risks relating to investments in real estate.

Real property investments are subject to varying degrees of risk. Real estate values are affected by a number of factors, including: changes in the general economic climate, local conditions (such as an oversupply of space or a reduction in demand for real estate in an area), the quality and philosophy of management, competition from other available space, the ability of the owner to provide adequate maintenance and insurance and to control variable operating costs. Shopping centers, in particular, may be affected by changing perceptions of retailers or shoppers regarding the safety, convenience and attractiveness of the shopping center and by the overall climate for the retail industry generally. Real estate values are also affected by such factors as government regulations, interest rate levels, the availability of financing and potential liability under, and changes in, environmental, zoning, tax and other laws. A significant portion of our income is derived from rental income from real property. Our income and cash flow would be adversely affected if a significant number of our tenants were unable to meet their obligations, or if we were unable to lease on economically favorable terms a significant amount of space in our properties. In the event of default by a tenant, we may experience delays in enforcing, and incur substantial costs to enforce, our rights as a landlord. In addition, certain significant expenditures associated with each equity investment (such as mortgage payments, real estate taxes and maintenance costs) are generally not reduced when circumstances cause a reduction in income from the investment.

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

Interest expense on our variable debt as of December 31, 2009 would increase by $3.4 million annually for a 100 basis point increase in interest rates. We may seek additional variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, we would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.

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

Our performance depends on the economic conditions in markets in which our properties are concentrated. We have significant exposure to the greater New York region, from which we derive 36% of the annual base rents within our Core Portfolio. Our operating results could be adversely affected if market conditions, such as an oversupply of space or a reduction in demand for real estate, in this area become more competitive relative to other geographic areas.

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

Under the terms of our Fund III joint venture, which is similar to the terms of Fund I and Fund II, we are required to first offer to Fund III all of our opportunities to acquire retail shopping centers. We may only pursue opportunities to acquire retail shopping centers directly if (i) our joint venture partner elects not to approve Fund III’s pursuit of an acquisition opportunity; (ii) the ownership of the acquisition opportunity by Fund III would create a material conflict of interest for us; (iii) we require the acquisition opportunity for a “like-kind” exchange; or (iv) the consideration payable for the acquisition opportunity is our Common Shares, OP Units or other securities. As a result, we may not be able to make attractive acquisitions directly and may only receive a minority interest in such acquisitions through Fund III.

Our joint venture investments, including our Opportunity Fund investments may involve risks not otherwise present for investments made solely by us, including the possibility that our joint venture partner might have different interests or goals than we do. Other risks of joint venture investments include impasse on decisions, such as a sale, because neither we nor a joint venture partner would have full control over the joint venture. Also, there is no limitation under our organizational documents as to the amount of funds that may be invested in joint ventures. Please refer to the discussion under the heading “Off Balance Sheet Arrangements” in Item 7 of this Form 10-K for a discussion of $26.0 million of debt on the CityPoint property that will mature in August 2010 and potential additional capital requirements Fund II may have if our unaffiliated joint venture partner determines not to fund its requisite share of capital.

Through our investments in joint ventures we have also invested in operating businesses that have operational risk in addition to the risks associated with real estate investments, including among other risks, human capital issues, adequate supply of product and material, and merchandising issues.

During 2009, 2008 and 2007, our Fund I and Mervyns I joint ventures provided Promote income. There can be no assurance that the joint ventures will continue to operate profitably and thus provide additional Promote income in the future.

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

We believe that we have consistently met the requirements for qualification as a REIT for federal income tax purposes beginning with our taxable year ended December 31, 1993, and we intend to continue to meet these requirements in the future. However, qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code, for which there are only limited judicial or administrative interpretations. No assurance can be given that we have qualified or will remain qualified as a REIT. The Internal Revenue Code provisions and income tax regulations applicable to REIT’s differ significantly from those applicable to other corporations. The determination of various factual matters and circumstances not entirely within our control can potentially affect our ability to continue to qualify as a REIT. In addition, no assurance can be given that future legislation, regulations, administrative interpretations or court decisions will not significantly change the requirements for qualification as a REIT or adversely affect the federal income tax consequences of such qualification. Under current law, if we fail to qualify as a REIT, we would not be allowed a deduction for dividends paid to shareholders in computing our net taxable income. In addition, our income would be subject to tax at the regular corporate rates. We also could be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. Cash available for distribution to our shareholders would be significantly reduced for each year in which we do not qualify as a REIT. In that event, we would not be required to continue to make distributions. Although we currently intend to continue to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause us, without the consent of our shareholders, to revoke the REIT election or to otherwise take action that would result in disqualification.

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

Six institutional shareholders own 5% or more individually, and 48.8% in the aggregate, of our Common Shares. A significant concentration of ownership may allow an investor or a group of investors to exert a greater influence over our management and affairs and may have the effect of delaying, deferring or preventing a change in control of us.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

SHOPPING CENTER PROPERTIES

The discussion and tables in this Item 2 include properties held through our Core Portfolio and our Opportunity Funds. We define our Core Portfolio as those properties either 100% owned by, or partially owned through joint venture interests by, the Operating Partnership, or subsidiaries thereof, not including those properties owned through our Opportunity Funds. The discussion of the Opportunity Funds does not include our investment in a portfolio of self-storage properties, which are detailed separately within this Item 2.

As of December 31, 2009, excluding two properties under redevelopment, there are 32 properties in our Core Portfolio totaling approximately 4.8 million square feet of gross leasable area (“GLA”). Adjusting for our pro-rata ownership share of partially-owned centers, we own approximately 3.9 million square feet of GLA. The Core Portfolio properties are located in 12 states and are generally well-established community and neighborhood shopping centers anchored by supermarkets or value-oriented retail. The properties are diverse in size, ranging from approximately 10,000 to 875,000 square feet. As of December 31, 2009, our Core Portfolio was 92.9% occupied and 92.6% on a pro-rata ownership basis.

As of December 31, 2009, we owned and operated 26 properties totaling 2.1 million square feet of GLA, excluding properties under redevelopment, in our Opportunity Funds. In addition to shopping centers, the Opportunity Funds’ have invested in mixed-use properties, which generally include retail activities, and self-storage properties. The Opportunity Fund properties are located in 15 states. As of December 31, 2009, the properties owned by our Opportunity Funds were, in total, 86.8% occupied.

Within our Core Portfolio and Opportunity Funds, we had approximately 500 leases as of December 31, 2009. A majority of our rental revenues were from national tenants. A majority of the income from the properties consists of rent received under long-term leases. These leases generally provide for the payment of fixed minimum rent monthly in advance and for the payment by tenants of a pro-rata share of the real estate taxes, insurance, utilities and common area maintenance of the shopping centers. Minimum rents and expense reimbursements accounted for approximately 80% of our total revenues for the year ended December 31, 2009.

As of December 31, 2009, approximately 34% of our existing leases also provided for the payment of percentage rents either in addition to, or in place of, minimum rents. These arrangements generally provide for payment to us of a certain percentage of a tenant’s gross sales in excess of a stipulated annual amount. Percentage rents accounted for approximately 0.3% of the total 2009 revenues of the Company.

Four of our Core Portfolio properties and two of our Opportunity Fund properties are subject to long-term ground leases in which a third party owns and has leased the underlying land to us. We pay rent for the use of the land at and are responsible for all costs and expenses associated with the building and improvements at all six locations.

No individual property contributed in excess of 10% of our total revenues for the years ended December 31, 2009, 2008 and 2007. Reference is made to Note 8 to our Consolidated Financial Statements, which begin on page F-1 of this Form 10-K, for information on the mortgage debt pertaining to our properties. The following sets forth more specific information with respect to each of our shopping centers at December 31, 2009:

Shopping Center	Location	Year Constructed (C) Acquired (A)	Ownership Interest	GLA		Occupancy (1) % 12/31/09	Anchor Tenants Current Lease Expiration/ Lease Option Expiration

Core Portfolio
New York
Connecticut
239 Greenwich Avenue	Greenwich	1998 (A)	Fee	16,834	(2)	100%	Restoration Hardware 2014/2024 Coach 2016/2021

New Jersey
Elmwood Park Shopping Center	Elmwood Park	1998 (A)	Fee	149,491		92%	A&P 2017/2052 Walgreen’s 2022/2062
A&P Shopping Plaza	Boonton	2006 (A)	Fee	62,908		92%	A&P 2024/2069

New York
Village Commons Shopping Center	Smithtown	1998 (A)	Fee	87,237		73%
Branch Shopping Plaza	Smithtown	1998 (A)	LI (3)	125,751		95%	A&P 2013/2028 CVS 2010/—
Amboy Road	Staten Island	2005 (A)	LI (3)	60,090		100%	King Kullen 2028/—Duane Reade 2013/2018
Bartow Avenue	Bronx	2005 (C)	Fee	14,676		76%

Pacesetter Park Shopping Center	Pomona	1999 (A)	Fee	96,353		89%	Stop & Shop 2020/2040
West Shore Expressway	Staten Island	2007 (A)	Fee	55,000		100%	LA Fitness 2021/2036
West 54th Street	Manhattan	2007 (A)	Fee	9,693		100%	Stage Deli 2018/—
East 17th Street	Manhattan	2008 (A)	Fee	19,622		100%	Barnes & Noble 2011/2016
Crossroads Shopping Center	White Plains	1998 (A)	JV (4)	310,742		94%	A&P/Waldbaum’s 2012/2032 Kmart 2012/2032 B. Dalton 2012/2022 Modell’s 2014/2019 Pier 1 2012/—Home Goods 2018/2033

Total New York Region				1,008,397		92%

Shopping Center	Location	Year Constructed (C) Acquired (A)	Ownership Interest	GLA		Occupancy (1) % 12/31/09	Anchor Tenants Current Lease Expiration/ Lease Option Expiration

Core Portfolio, continued

New England
Connecticut
Town Line Plaza	Rocky Hill	1998 (A)	Fee	206,346	(5)	98%	Stop & Shop 2024/2064 Wal-Mart(5)

Massachusetts
Methuen Shopping Center	Methuen	1998 (A)	Fee	130,021		100%	Demoulas Market 2010/2015 Wal-Mart 2012/2052
Crescent Plaza	Brockton	1984 (A)	Fee	218,141		91%	Supervalu 2012/2042 Home Depot 2021/2056
New York
New Loudon Center	Latham	1982 (A)	Fee	255,826		100%	Price Chopper 2015/2035 Marshall’s 2014/2029 Bon Ton 2014/2034 Raymour and Flanigan 2019/2034 AC Moore 2014/2024
Rhode Island
Walnut Hill Plaza	Woonsocket	1998 (A)	Fee	284,717		96%	Supervalu 2013/2028 Sears 2013/2033 CVS 2011/2014
Vermont
The Gateway Shopping Center	South Burlington	1999 (A)	Fee	101,784		94%	Supervalu 2024/2053

Total New England Region				1,196,835		97%

Midwest
Illinois
Hobson West Plaza	Naperville	1998 (A)	Fee	99,126		93%	Garden Fresh Markets 2012/2032
Clark Diversey	Chicago	2006 (A)	Fee	19,265		92%

Indiana
Merrillville Plaza	Merrillville	1998 (A)	Fee	235,026		94%	TJ Maxx 2019/2029 JC Penney 2013/2018 Office Max 2013/2028 Pier 1 2014 David’s Bridal 2010/2020 K&G Fashion 2017/2027
Michigan
Bloomfield Town Square	Bloomfield Hills	1998 (A)	Fee	232,181		87%	TJ Maxx 2019/2029 Marshalls 2011/2026 Home Goods 2010/2020 Office Max 2010/2025
Ohio
Mad River Station	Dayton	1999 (A)	Fee	125,984		88%	Babies ‘R’ Us 2010/2020 Office Depot 2010/—Pier 1 2010/—

Total Midwest Region				711,582		91%

Shopping Center	Location	Year Constructed (C) Acquired (A)	Ownership Interest	GLA		Occupancy (1) % 12/31/09	Anchor Tenants Current Lease Expiration/ Lease Option Expiration

Core Portfolio, continued

Mid-Atlantic
New Jersey
Marketplace of Absecon	Absecon	1998 (A)	Fee	104,718		65%	Rite Aid 2020/2040

Delaware
Brandywine Town Center	Wilmington	2003 (A)	JV (7)	874,908		95%

Michaels 2011/2026
Old Navy (The Gap) 2011/2016
PetSmart 2017/2042
Thomasville Furniture 2011/2021
Access Group 2015/2025
Bed, Bath & Beyond 2014/2029
Dick’s Sporting Goods 2013/2028
Lowe’s Home Centers 2018/2048
Regal Cinemas 2017/2037
Target 2018/2058
TransUnion Settlement 2013/2018
Lane Home Furnishings 2015/—
MJM Designer 2015/2035
Christmas Tree Shops 2028/2048

Market Square Shopping Center	Wilmington	2003 (A)	JV (7)	102,047		96%	TJ Maxx 2011/2016 Trader Joe’s 2019/2034
Route 202 Shopping Center	Wilmington	2006 (C)	LI/JV (3) (7)	19,970		55%
Pennsylvania
Mark Plaza	Edwardsville	1968 (C)	LI/Fee (3)	216,401		81%	Redner’s Markets 2018/2028 Kmart 2014/2049
Plaza 422	Lebanon	1972 (C)	Fee	156,279		100%	Home Depot 2028/2058 Dunham’s 2016/2031
Route 6 Mall	Honesdale	1994 (C)	Fee	175,519		99%	Kmart 2020/2070 Rite Aid 2011/2026 Fashion Bug 2016/—
Chestnut Hill	Philadelphia	2006 (A)	Fee (8)	40,570		68%	Borders 2010/2020 TJ Maxx 2010/2020
Abington Towne Center	Abington	1998 (A)	Fee	216,369	(6)	99%	Target (6)

Total Mid-Atlantic Region				1,906,781		93%

Total Core Operating Properties				4,823,595		92.9%

Properties under Redevelopment

2914 Third Avenue	Bronx	2006 (A)	Fee	42,400		79%	Dr. J’s 2021/—

Ledgewood Mall	Ledgewood	1983 (A)	Fee	517,151		86%	Wal-Mart 2019/2049 Macy’s 2010/2025 The Sports Authority 2012/2037 Marshalls 2014/2034 Ashley Furniture 2010/2020 Barnes and Noble 2010/2035

Total Core Properties				5,383,146		92%

Shopping Center	Location	Year Constructed (C) Acquired (A)	Ownership Interest	GLA	Occupancy (1) % 12/31/09	Anchor Tenants Current Lease Expiration/ Lease Option Expiration

Opportunity Fund Portfolio

Fund I Properties
Ohio
Granville Centre	Columbus	2002 (A)	Fee	134,997	36%	Lifestyle Family Fitness 2017/2027

New York
Tarrytown Shopping Center	Tarrytown	2004 (A)	Fee	35,291	85%	Walgreen’s 2080/—
VARIOUS REGIONS
Kroger/Safeway Portfolio	Various	2003 (A)	JV	709,400	100%	18 Kroger/Safeway Supermarkets Various

Total Fund I Properties				879,688	90%

Fund II Properties
Illinois
Oakbrook	Oakbrook	2005 (A)	LI (3)	112,000	100%	Neiman Marcus 2011/2036

New York
Liberty Avenue	New York	2005 (A)	LI/JV (3)	26,125	100%	CVS 2032/2052
216th Street	New York	2005 (A)	JV	60,000	100%	City of New York 2027/2032
Fordham Place	Bronx	2004(A)	JV	119,446	82%	Best Buy 2019/2039 Sears 2023/2033
Pelham Manor Shopping Plaza	Pelham Manor	2004 (A)	LI/JV (3)	229,183	74%	BJ’s Wholesale Club 2033/2053 Michaels 2013/2033

Total Fund II Properties				546,754	85%

Fund III Properties
New York
Cortlandt Towne Center	Mohegan Lake	2009 (A)		641,797	85%

Walmart 2018/2048
A&P 2022/2047
United Artists Theatre 2018/2038
Barnes & Noble 2013/2028
Officemax 2013/2028
Petsmart 2014/2034
Modell’s 2013/2023
Michaels 2017/2037
Old Navy 2014/2019
Marshalls 2014/2024
Best Buy 2017/2032

Total Fund III Properties				641,797	85%

Total Opportunity Fund Operating Properties				2,068,239	87%

Properties under Redevelopment
Sterling Heights Shopping
Center	Detroit	2004 (A)	JV (9)	154,835	60%
Sherman Plaza	New York	2005 (A)	JV	—	—
CityPoint	Brooklyn	2007 (A)	JV	—	—	Target
Atlantic Ave	Brooklyn	2007 (A)	JV	—	—
Canarsie Plaza	Brooklyn	2007 (A)	JV	—	—
Westport	Westport	2007 (A)	JV	—	—
Sheeepshead Bay	Brooklyn	2007 (A)	JV	—	—
161st Street	Bronx	2005 (A)	JV	227,379	84%	City of New York 2011/—

Total Redevelopment Properties				382,214	74%

Notes:

(1)	Does not include space leased for which rent had not yet commenced as of December 31, 2009.

(2)	In addition to the 16,834 square feet of retail GLA, this property also has 21 apartments comprising 14,434 square feet.

(3)	We are a ground lessee under a long-term ground lease.

(4)	We have a 49% investment in this property.

(5)	Includes a 97,300 square foot Wal-Mart which is not owned by us.

(6)	Includes a 157,616 square foot Target Store that is not owned by us.

(7)	We have a 22% investment in this property.

(8)	Property consists of two buildings.

(9)	Fund I has a 50% interest in this property.

MAJOR TENANTS

No individual retail tenant accounted for more than 5.8% of minimum rents for the year ended December 31, 2009 or occupied more than 6.8% of total leased GLA as of December 31, 2009. The following table sets forth certain information for the 20 largest retail tenants based upon minimum rents in place as of December 31, 2009. The amounts below include our pro-rata share of GLA and annualized base rent for the Operating Partnership’s partial ownership interest in properties, including the Opportunity Funds (GLA and rent in thousands):

				Percentage of Total Represented by Retail Tenant

Retail Tenant	Number of Stores in Portfolio	Total GLA	Annualized Base Rent (1)	Total Portfolio GLA (2)	Annualized Base Rent (2)

A&P (Waldbaum’s, Pathmark)	5	191,902	$3,468,127	3.8%	5.8%
Supervalu (Shaw’s)	3	175,801	2,420,980	3.5%	4.0%
TJX Companies (T.J. Maxx, Marshalls, Homegoods)	10	255,843	2,254,281	5.1%	3.8%
Wal-Mart	3	235,996	1,713,410	4.7%	2.9%
Sears (Sears, Kmart)	5	341,708	1,653,320	6.8%	2.8%
Stage Deli	1	4,211	1,403,822	0.1%	2.3%
Ahold (Stop & Shop)	2	117,911	1,363,237	2.4%	2.3%
L.A. Fitness	1	55,000	1,265,000	1.1%	2.1%
Safeway	12	123,626	1,212,747	2.5%	2.0%
Barnes & Noble	4	43,260	1,146,102	0.9%	1.9%
Home Depot	2	211,003	1,099,996	4.2%	1.8%
Restoration Hardware	1	12,293	1,041,152	0.2%	1.7%
Walgreens	3	22,692	854,313	0.5%	1.4%
Sleepy’s	5	33,635	828,474	0.7%	1.4%
Price Chopper	1	77,450	802,105	1.6%	1.3%
BJ’s Wholesale Club	1	25,881	772,834	0.5%	1.3%
King Kullen	1	37,266	745,320	0.7%	1.2%
Macy’s	1	73,349	651,245	1.5%	1.1%
Kroger	6	77,383	626,822	1.5%	1.0%
Payless Shoesource	8	27,739	603,259	0.6%	1.0%

Total	75	2,143,949	$25,926,546	42.9%	43.1%

Notes:

(1)	Base rents do not include percentage rents (except where noted), additional rents for property expense reimbursements, and contractual rent escalations due after December 31, 2009.

(2)	Represents total GLA and annualized base rent for our retail properties including the Operating Partnership’s pro-rata share of joint venture properties, including the Opportunity Funds.

LEASE EXPIRATIONS

The following table shows scheduled lease expirations for retail tenants in place as of December 31, 2009, assuming that none of the tenants exercise renewal options. (GLA and Annualized Base Rent in thousands):

Core Portfolio:

		Annualized Base Rent (1)		GLA

Leases maturing in	Number of Leases	Current Annual Rent	Percentage of Total	Square Feet	Percentage of Total

Month to Month	11	$355	1%	17	0%
2010	62	6,013	9%	543	12%
2011	62	7,107	10%	379	8%
2012	52	6,468	9%	555	12%
2013	55	8,803	13%	524	11%
2014	57	7,842	12%	556	12%
2015	22	5,000	7%	285	6%
2016	12	1,940	3%	123	3%
2017	18	4,592	7%	202	4%
2018	25	7,013	10%	403	9%
Thereafter	47	13,055	19%	1,128	23%

Total	423	$68,188	100%	4,715	100%

Opportunity Funds:

			Annualized Base Rent (1)		GLA

Leases maturing in	Number of Leases		Current Annual Rent	Percentage of Total	Square Feet	Percentage of Total

Month to Month	9		$428	1%	31	1%
2010	6		239	1%	13	1%
2011	27	(2)	11,172	31%	980	47%
2012	8		859	2%	38	2%
2013	6		2,086	6%	95	5%
2014	13		2,160	6%	107	5%
2015	4		221	1%	9	0%
2016	1		177	0%	9	0%
2017	5		1,583	4%	97	5%
2018	10		2,383	7%	198	9%
Thereafter	22		14,595	41%	522	25%

Total	111		$35,903	100%	2,099	100%

Note:

(1)	Base rents do not include percentage rents, additional rents for property expense reimbursements, nor contractual rent escalations due after December 31, 2009.
(2)	Includes 18 Kroger/Safeway leases representing annualized base rent of $6,492 and GLA of 709 square feet. Reference is made to page 27 below for a discussion of the Kroger/Safeway portfolio.

GEOGRAPHIC CONCENTRATIONS

The following table summarizes our retail properties by region as of December 31, 2009. (GLA and Annualized Base Rent in thousands):

					Percentage of Total Represented by Region

Region	GLA (1)	Occupied % (2)	Annualized Base Rent (2)	Annualized Base Rent per Occupied Square Foot	GLA	Annualized Base Rent

Core Properties:
New York Region (3)	1,051	92%	$24,453	$25.42	20%	36%
New England	1,197	97%	10,225	9.66	22%	15%
Midwest	711	91%	8,666	13.45	13%	13%
Mid-Atlantic	2,424	91%	24,844	12.19	45%	36%

Total core properties	5,383	92%	$68,188	$14.50	100%	100%

Opportunity Funds:
Operating Properties:
Midwest (4)	247	65%	$1,418	$8.87	12%	5%
New York Region (5)	1,112	83%	23,044	24.87	54%	74%
Various (Kroger/Safeway Portfolio) (6)	709	100%	6,492	9.15	34%	21%

Total Opportunity Fund operating properties	2,068	87%	$30,954	$17.23	100%	100%

Redevelopment Properties:
Midwest (7)	155	61%	$563	$6.02	41%	11%
New York Region (8)	227	84%	4,385	23.09	59%	89%

Total Opportunity Fund redevelopment properties	382	74%	$4,948	$17.46	100%	100%

Notes:

(1)	Property GLA includes a total of 255,000 square feet, which is not owned by us. This square footage has been excluded for calculating annualized base rent per square foot.

(2)	The above occupancy and rent amounts do not include space that is currently leased, but for which payment of rent had not commenced as of December 31, 2009.

(3)	We have a 49% interest in two partnerships, which together, own the Crossroads Shopping Center.

(4)	We have a 37.78% interest in future earnings and distributions from Fund I, which owns one property, and a 20% interest in Fund II, which owns one property.

(5)

We have a 37.78% interest in future earnings and distributions from Fund I, which owns one property, a 20% interest in Fund II, which has a 99.01% interest in four properties, and a 20% interest in Fund III, which owns one property.

(6)	Fund I portfolio of 18 triple-net, anchor-only leases with Kroger and Safeway supermarkets.

(7)	We have a 37.78% interest in future earnings and distributions from Fund I, which has a 50% interest in one property.

(8)	We have a 20% interest in Fund II, which has a 99.01% interest in one property.

SELF-STORAGE PORTFOLIO

During February 2008, through Fund III, we acquired a 95% controlling interest in a portfolio of eleven self-storage properties from Storage Post’s existing institutional investors for approximately $174.0 million. In addition, we, through Fund II, developed three self-storage properties. The fourteen self-storage property portfolio, located throughout New York and New Jersey, totals 1,126,708 net rentable square feet, and is operating at various stages of stabilization as detailed in the table below. The portfolio is operated by Storage Post, which is an equity partner.

Owner	Operating Properties	Location	Net Rentable Square Feet	Occupancy as of December 31, 2009

	Stabilized
Fund III	Suffern	Suffern, New York	78,950
Fund III	Yonkers	Westchester, New York	100,523
Fund III	Jersey City	Jersey City, New Jersey	76,720
Fund III	Webster Ave	Bronx, New York	36,535
Fund III	Linden	Linden, New Jersey	84,235

	Subtotal Stabilized		376,963	85.3%

	Redeveloped - in Lease-up
Fund III	Bruckner Blvd	Bronx, New York	89,448
Fund III	New Rochelle	Westchester, New York	42,203
Fund III	Long Island City	Queens, New York	134,816

	Subtotal in Lease-up		266,467	70.9%

	Total Operating Properties		643,430	79.3%

	In Initial Lease-up
Fund III	Fordham Road	Bronx, New York	84,955
Fund III	Ridgewood	Queens, New York	88,839
Fund III	Lawrence	Lawrence, New York	97,693
Fund II	Liberty Avenue	Queens, New York	72,850
Fund II	Pelham Plaza	Pelham Manor, New York	62,020
Fund II	Atlantic Avenue	Brooklyn, New York	76,921

	Subtotal in Initial Leaseup		483,278	51.7%

	Total Self-Storage Portfolio		1,126,708

KROGER/SAFEWAY PORTFOLIO

At December 31, 2009, Fund I, together with an unaffiliated joint venture partner (“Kroger/Safeway JV”), owns interests, through two master leases with an unaffiliated entity (“Master Lessee”), in 18 triple-net Kroger and Safeway supermarket leases (“Operating Leases”) aggregating approximately 0.7 million square feet. There are six Kroger and twelve Safeway locations in eleven states averaging approximately 39,000 square feet at rents ranging from approximately $3.90 to $7.00 per square foot. The master leases expire in 2011 with the Master Lessee having the option of extending the term of either or both of the master leases. The Kroger/Safeway JV acquired its interest subject to long-term ground leases, which have a term in excess of 80 years inclusive of multiple renewal options. Although there is no obligation for the Kroger/Safeway JV to pay ground rent during the initial term of the master lease, to the extent it exercises an option to renew a ground lease for a property thereafter, it will be obligated to pay an average ground rent of approximately $2.00 per square foot.

The Kroger Co. purchased six locations comprising 277,700 square feet, or 28% of the portfolio, during February of 2009 for $14.6 million, resulting in a gain of approximately $5.6 million.

The initial Operating Leases expired during 2009. Options on these leases provide for extensions through 2049 at an average rent of approximately $5.00 per square foot upon the commencement of the initial option period during 2009. All of the remaining locations exercised their extension options during 2009.

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

In September 2008, we, and certain of our subsidiaries, and other unrelated entities were named as defendants in an adversary proceeding brought by Mervyn’s LLC (“Mervyns”) in the United States Bankruptcy Court for the District of Delaware. This lawsuit involves five claims alleging fraudulent transfers. The first claim is that, at the time of the sale of Mervyns by Target Corporation to a consortium of investors including Acadia, a transfer of assets was made in an effort to defraud creditors. We believe this aspect of the case is without merit. There are four other claims relating to transfers of assets of Mervyns at various times. We believe there are substantial defenses to these claims. The matter is in the early stages of discovery and we believe the lawsuit will not have a material adverse effect on our results of operations or consolidated financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of 2009.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information, dividends and record holders of our Common Shares

The following table shows, for the period indicated, the high and low sales price for our Common Shares as reported on the New York Stock Exchange, and cash dividends declared during the two years ended December 31, 2009 and 2008:

Quarter Ended	High	Low	Dividend Per Share

2009
March 31, 2009	$14.69	$8.50	$0.2100
June 30, 2009	15.44	10.37	0.1800
September 30, 2009	16.51	11.55	0.1800
December 31, 2009	17.69	13.31	0.1800
2008
March 31, 2008	$26.09	$21.17	$0.2100
June 30, 2008	26.78	22.54	0.2100
September 30, 2008	26.14	21.38	0.2100
December 31, 2008	25.23	9.04	0.7600

At March 1, 2010, there were 326 holders of record of our Common Shares.

We have determined for income tax purposes that the composition of dividends for 2009 are as follows. 95% of the total dividends distributed to shareholders represented ordinary income, 4% represented unrecaptured Section 1250 gain and 1% represented Section 1231 gain. The dividend for the quarter ended December 31, 2009 was paid on February 1, 2010 and will be taxable in 2010. Our cash flow is affected by a number of factors, including the revenues received from rental properties, our operating expenses, the interest expense on our borrowings, the ability of lessees to meet their obligations to us and unanticipated capital expenditures. Future dividends paid by us will be at the discretion of the Trustees and will depend on our actual cash flows, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Trustees deem relevant. In addition, we have the ability to pay dividends in cash, Common Shares or in any combination of cash (minimum 10%) and Common Shares (maximum 90%).

(b) Issuer purchases of equity securities

We have an existing share repurchase program that authorizes management, at its discretion, to repurchase up to $20.0 million of our outstanding Common Shares. The program may be discontinued or extended at any time and there is no assurance that we will purchase the full amount authorized. There were no Common Shares repurchased by us during the fiscal year ended December 31, 2009.

(c) Securities authorized for issuance under equity compensation plans

The following table provides information related to our 1999 Share Incentive Plan (the “1999 Plan”), 2003 Share Incentive Plan (the “2003 Plan”) and the 2006 Share Incentive Plan (the “2006 Plan”) as of December 31, 2009:

	Equity Compensation Plan Information
	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted - average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)

Equity compensation plans approved by security holders	159,283	$18.04	1,037,444	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	159,283	$18.04	1,037,444	(1)

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

Remaining Common Shares available is as follows:

Outstanding Common Shares as of December 31, 2009	39,787,018
Outstanding OP Units as of December 31, 2009	657,786

Total Outstanding Common Shares and OP Units	40,444,804

12% of Common Shares and OP Units pursuant to the 1999 and 2003 Plans	4,853,376
Common Shares pursuant to the 2006 Plan	500,000

Total Common Shares available under equity compensation plans	5,353,376

Less: Issuance of Restricted Shares and LTIP Units Granted	(1,540,413)
Issuance of Options Granted	(2,775,519)

Number of Common Shares remaining available	1,037,444

(d) Share Price Performance Graph (1)

The following graph compares the cumulative total shareholder return for our Common Shares for the period commencing December 31, 2004 through December 31, 2009 with the cumulative total return on the Russell 2000 Index (“Russell 2000”), the NAREIT All Equity REIT Index (the “NAREIT”) and the SNL Shopping Center REITs (the “SNL”) over the same period. Total return values for the Russell 2000, the NAREIT, the SNL and the Common Shares were calculated based upon cumulative total return assuming the investment of $100.00 in each of the Russell 2000, the NAREIT, the SNL and our Common Shares on December 31, 2004, and assuming reinvestment of dividends. The shareholder return as set forth in the table below is not necessarily indicative of future performance.

Comparison of 5 Year Cumulative Total Return among Acadia Realty Trust, the Russell 2000, the NAREIT and the SNL:

	Period Ended

Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09

Acadia Realty Trust	100.00	127.93	164.70	175.34	106.43	132.98
Russell 2000	100.00	104.55	123.76	121.82	80.66	102.58
NAREIT All Equity REIT Index	100.00	112.16	151.49	127.72	79.53	101.79
SNL REIT Retail Shopping Ctr Index	100.00	109.12	146.88	120.93	72.81	71.87

(1) The information is this section is not “soliciting material,” is not deemed “filed” with the SEC, and is not to be incorporated by reference into any filing of the Trust under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth, on a historical basis, our selected financial data. This information should be read in conjunction with our audited Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this Form 10-K. Funds from operations (“FFO”) amounts for the year ended December 31, 2009 have been adjusted as set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Reconciliation of Net Income to Funds from Operations and Adjusted Funds From Operations.”

		Years ended December 31,
(dollars in thousands, except per share amounts)	2009	2008	2007	2006	2005
OPERATING DATA:
Revenues	$147,345	$137,936	$95,092	$89,335	$87,592
Operating expenses	71,141	61,390	46,265	40,525	36,250
Interest expense	32,154	28,893	24,564	19,929	16,166
Depreciation and amortization	37,218	33,334	25,114	23,016	22,375
Gain on sale of land	—	763	—	—	—
Equity in (losses) earnings of unconsolidated partnerships	(5,297)	19,906	6,619	2,559	21,280
Impairment of notes receivable	(1,734)	(4,392)	—	—	—
Gain on extinguishment of debt	7,057	1,523	—	—	—
Income tax provision (benefit)	1,541	3,362	297	(508)	2,140

Income from continuing operations	5,317	28,757	5,471	8,932	31,941
Income from discontinued operations	7,389	8,680	7,246	25,223	2,657
Income from extraordinary item (1)	—	—	27,844	—	—

Net income	12,706	37,437	40,561	34,155	34,598

Loss (income) attributable to noncontrolling interests in subsidiaries:
Continuing operations	23,282	(11,630)	9,558	5,594	(13,650)
Discontinued operations	(4,855)	(739)	(606)	(829)	(322)
Extraordinary item	—	—	(24,167)	—	—

Net loss (income) attributable to noncontrolling interests in subsidiaries	18,427	(12,369)	(15,215)	4,765	(13,972)

Net income attributable to Common Shareholders	$31,133	$25,068	$25,346	$38,920	$20,626

Supplemental Information:
Income from continuing operations attributable to Common Shareholders	$28,599	$17,127	$15,029	$14,526	$18,291
Income from discontinued operations attributable to Common Shareholders	2,534	7,941	6,640	24,394	2,335
Income from extraordinary item attributable to Common Shareholders	—	—	3,677	—	—

Net income attributable to Common Shareholders	$31,133	$25,068	$25,346	$38,920	$20,626

Basic earnings per share:
Income from continuing operations	$0.75	$0.51	$0.45	$0.43	$0.55
Income from discontinued operations	0.07	0.23	0.20	0.72	0.07
Income from extraordinary item	—	—	0.11	—	—

Basic earnings per share	$0.82	$0.74	$0.76	$1.15	$0.62

Diluted earnings per share:
Income from continuing operations	$0.75	$0.50	$0.44	$0.42	$0.55
Income from discontinued operations	0.07	0.23	0.19	0.71	0.07
Income from extraordinary item	—	—	0.11	—	—

Diluted earnings per share	$0.82	$0.73	$0.74	$1.13	$0.62

Weighted average number of Common Shares outstanding
- basic	38,005	33,813	33,600	33,789	33,236
- diluted	38,242	34,267	34,282	34,440	33,501
Cash dividends declared per Common Share	$0.7500	$0.8951 (3)	$1.0325	$0.7550	$0.7025
BALANCE SHEET DATA:
Real estate before accumulated depreciation	$1,207,406	$1,091,995	$817,620	$613,828	$634,871
Total assets	1,382,464	1,291,383	998,783	851,396	841,204
Total mortgage indebtedness	732,287	653,543	399,997	315,147	372,957
Total convertible notes payable	47,910	100,403	105,790	90,256	—
Total Common Shareholders’ equity	312,185	227,722	249,717	250,567	220,576
Noncontrolling interests in subsidiaries	220,292	214,506	171,111	113,737	146,290
Total equity	532,477	442,228	420,828	364,304	366,866
OTHER:
Funds from Operations, adjusted for extraordinary item (1) (2)	49,613	37,964	42,094	39,860	35,842
Cash flows provided by (used in):
Operating activities	47,462	66,517	105,294	39,627	50,239
Investing activities	(123,380)	(302,265)	(208,998)	(58,890)	(135,470)
Financing activities	83,035	199,096	87,476	68,359	159,425

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

(3)	In addition to the $0.8951 cash dividends declared in 2008, the Company declared a Common Share dividend of $0.4949.

ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

As of December 31, 2009, we operated 79 properties, which we own or have an ownership interest in, within our Core Portfolio or within our three Opportunity Funds. Our Core Portfolio consists of those properties either 100% owned by, or partially owned through joint venture interests by the Operating Partnership, or subsidiaries thereof, not including those properties owned through our Opportunity Funds. These 79 properties consist of commercial properties, primarily neighborhood and community shopping centers, self-storage and mixed-use properties with a retail component. The properties we operate are located primarily in the Northeast, Mid-Atlantic and Midwestern regions of the United States. Excluding two properties under redevelopment, there are 32 properties in our Core Portfolio totaling approximately 4.8 million square feet. Fund I has 21 properties comprising approximately 1.0 million square feet. Fund II has 10 properties, seven of which (representing 1.2 million square feet) are currently operating, one is under construction, and two are in design phase. Three of the properties also include self-storage facilities. We expect the Fund II portfolio will have approximately 2.0 million square feet upon completion of all current construction and anticipated redevelopment activities. Fund III has 14 properties totaling approximately 1.8 million square feet, of which 11 locations representing 0.9 million net rentable square feet are self-storage facilities. The majority of our operating income is derived from rental revenues from these 79 properties, including recoveries from tenants, offset by operating and overhead expenses. As our RCP Venture invests in operating companies, we consider these investments to be private-equity style, as opposed to real estate, investments. Since these are not traditional investments in operating rental real estate but investments in operating businesses, the Operating Partnership invests in these through a taxable REIT subsidiary (“TRS”).

Our primary business objective is to acquire and manage commercial retail properties that will provide cash for distributions to shareholders while also creating the potential for capital appreciation to enhance investor returns. We focus on the following fundamentals to achieve this objective:

–

Own and operate a Core Portfolio of community and neighborhood shopping centers and main street retail located in markets with strong demographics and generate internal growth within the Core Portfolio through aggressive redevelopment, re-anchoring and/or leasing activities

–	Maintain a strong and flexible balance sheet through conservative financial practices while ensuring access to sufficient capital to fund future growth

–

Generate external growth through an opportunistic yet disciplined acquisition program. We target transactions with high inherent opportunity for the creation of additional value through redevelopment and leasing and/or transactions requiring creative capital structuring to facilitate the transactions. These transactions may include other types of commercial real estate besides those which we invest in through our Core Portfolio. These may also include joint ventures with private equity investors for the purpose of making investments in operating retailers with significant embedded value in their real estate assets

BUSINESS OUTLOOK

The U.S. economy is currently in a post recessionary period, which has resulted in a significant decline in retail sales due to reduced consumer spending. Many financial and economic analysts are predicting that this period will extend beyond 2009. Although the occupancy and net operating income within our portfolio has not been materially adversely affected through December 31, 2009, should retailers continue to experience deteriorating sales performance, the likelihood of additional tenant bankruptcy filings may increase, which would negatively impact our results of operations. In addition to the impact on retailers, this period has had an unprecedented impact on the U.S. credit markets. Traditional sources of financing, such as the commercial-mortgage backed security market, have become severely curtailed, if not eliminated. If these conditions continue, our ability to finance new acquisitions or refinance existing debts as they mature will be adversely affected. Accordingly, our ability to generate external growth in income, as well as maintain existing operating income, could be limited.

See the “Item 1A. Risk Factors,” including the discussions under the headings “The current economic environment, while improving, may cause us to lose tenants and may impair our ability to borrow money to purchase properties, refinance existing debt or finance our current redevelopment projects” and “The bankruptcy of, or a downturn in the business of, any of our major tenants or a significant number of our smaller tenants may adversely affect our cash flows and property values.”

RESULTS OF OPERATIONS

Reference is made to Note 3 to the Notes to Consolidated Financial Statements beginning on page F-1 of this Form 10-K for an overview of our five reportable segments.

Comparison of the year ended December 31, 2009 (“2009”) to the year ended December 31, 2008 (“2008”)

Revenues	2009				2008

(dollars in millions)	Core Portfolio	Opportunity Funds	Self- Storage Portfolio	Notes Receivable and Other	Core Portfolio	Opportunity Funds	Self- Storage Portfolio	Notes Receivable and Other

Minimum rents	$50.7	$35.7	$9.8	$—	$50.4	$22.4	$4.8	$—
Percentage rents	0.5	—	—	—	0.5	—	—	—
Expense reimbursements	13.7	7.2	—	—	14.1	2.7	—	—
Lease termination income	2.8	—	—	—	—	24.0	—	—
Other property income	0.2	1.4	1.3	—	0.3	(0.6)	0.8	0.6

Management fee income (1)	—	—	—	2.0	—	—	—	3.4
Interest income	—	—	—	20.3	—	—	—	14.5
Other income	1.7	—	—	—	—	—	—	—

Total revenues	$69.6	$44.3	$11.1	$22.3	$65.3	$48.5	$5.6	$18.5

Note:

(1)

Includes fees earned by the Company as general partner/managing member of the Opportunity Funds that are eliminated in consolidation. The Operating Partnership’s share of these fees are recognized as a reduction in noncontrolling interests. The net balance reflected herein represents third party fees which are not eliminated in consolidation.

The increase in minimum rents in the Opportunity Funds primarily relates to additional rents following the acquisition of Cortlandt Towne Center (“2009 Fund Acquisition”) of $7.5 million and additional leases at Fordham Place and Pelham Manor Shopping Plaza commencing in 2009 (“Fordham and Pelham”). The increase in minimum rents in the Storage Portfolio relates to the February 2008 acquisition of the Storage Post Portfolio and the Company’s election in 2008 to report the Storage Portfolio activity one month in arrears to enhance the accuracy and timeliness of reporting. Accordingly, the year ended December 31, 2008 reflects nine months of activity while the year ended December 31, 2009 reflects twelve months of activity (“Storage Acquisition”). In addition, the increase in minimum rents in the Storage Portfolio was also attributable to the full amortization of acquired lease intangible cost during 2009.

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

Management fee income decreased primarily as a result of lower fees earned of $0.9 million from the CityPoint development project and lower fees from our Klaff management contracts.

The increase in interest income was the result of higher interest earning assets in 2009, primarily from new notes/mezzanine financing investments originated during the second half of 2008.

Other income of $1.7 million in the Core Portfolio was the result of the Company’s retention of a sales contract deposit forfeited during 2009.

Operating Expenses	2009				2008

(dollars in millions)	Core Portfolio	Opportunity Funds	Self- Storage Portfolio	Notes Receivable and Other	Core Portfolio	Opportunity Funds	Self- Storage Portfolio	Notes Receivable and Other

Property operating	$12.1	$10.2	$8.7	$(1.2)	$12.2	$7.0	$5.3	$(0.4)
Real estate taxes	9.3	5.3	2.2	—	8.8	2.0	1.3	—
General and administrative	24.0	13.5	0.1	(15.6)	26.0	16.1	0.1	(17.6)
Depreciation and amortization	17.2	17.1	4.4	(1.5)	20.3	10.0	3.0	—
Abandonment of project costs	—	2.5	—	—	—	0.6	—	—

Reserve for notes receivable	—	—	—	1.7	—	—	—	4.4

Total operating expenses	$62.6	$48.6	$15.4	$(16.6)	$67.3	$35.7	$9.7	$(13.6)

The increase in property operating expenses in the Opportunity Funds was primarily the result of the 2009 Fund Acquisition as well as Fordham and Pelham. The increase in property operating expenses in the Storage Portfolio relates to the Storage Acquisition.

The increase in real estate taxes in the Opportunity Funds was primarily attributable to the 2009 Fund Acquisition. The increase in real estate taxes in the Storage Portfolio relates to the Storage Acquisition.

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

Depreciation expense in the Core Portfolio decreased $2.4 million in 2009. This was principally a result of increased depreciation expense in 2008 resulting from the write-down of tenant improvements at two properties attributable to the bankruptcy of Circuit City. Amortization expense in the Core Portfolio decreased $0.7 million primarily as a result of lower amortization expense in 2009 associated with the Klaff management contracts. Depreciation expense increased $5.0 million and amortization expense increased $2.1 million in the Opportunity Funds primarily due to the 2009 Fund Acquisition as well as Fordham and Pelham. Depreciation expense and amortization expense increased $1.4 million in the Storage Portfolio primarily as a result of the Storage Acquisition as previously discussed. Depreciation and amortization expense decreased $1.5 million in Other as a result of depreciation associated with the elimination of capitalizable costs within the consolidated group.

The $2.5 million abandonment of project costs in 2009 is attributable to the Company’s determination that it most likely will not participate in a specific future development project.

The reserve for notes receivable of $1.7 million in 2009 relates to the establishment of a reserve for a notes receivable due to the loss of an anchor tenant at the underlying property. The 2008 reserve for notes receivable of $4.4 million relates to a mezzanine loan.

Other	2009				2008

(dollars in millions)	Core Portfolio	Opportunity Funds	Self- Storage Portfolio	Notes Receivable and Other	Core Portfolio	Opportunity Funds	Self- Storage Portfolio	Notes Receivable and Other

Equity in (losses) earnings of unconsolidated affiliates	$0.7	$(2.2)	$—	$—	$—	$19.9	$—	$—
Unconsolidated affiliate impairment reserve	—	(3.8)	—	—	—	—	—	—

Interest expense	(18.7)	(8.4)	(5.0)	—	(19.8)	(5.5)	(3.6)	—
Gain on debt extinguishment	7.1	—	—	—	1.5	—	—	—
Gain on sale of land	—	—	—	—	0.8	—	—	—
Income tax provision	(1.5)	—	—	—	(3.4)	—	—	—
Income from discontinued operations	—	—	—	7.4	—	—	—	8.7
Loss (income) attributable to noncontrolling interests in subsidiaries:
- Continuing operations	(0.4)	22.3	(0.5)	1.9	0.2	(15.8)	0.4	3.6
- Discontinued operations	—	—	—	(4.9)	—	—	—	(0.7)

Equity in (losses) earnings of unconsolidated affiliates in the Opportunity Funds decreased primarily as a result of our pro-rata share of gains from the sale of Mervyns locations in 2008 of $10.4 million, a decrease in distributions in excess of basis from our Albertson’s investment of $7.9 million in 2009 and our pro-rata share of gain from the sale of the Haygood Shopping Center of $3.4 million in 2008.

The $3.8 million unconsolidated affiliate impairment reserve in 2009 relates to a Fund I unconsolidated investment.

Interest expense in the Core Portfolio decreased $1.1 million in 2009. This was primarily the result of lower interest expense related to the purchase of the Company’s convertible notes payable offset by a $0.7 million write-off of the unamortized premium related to the repayment of a mortgage note payable during 2008. Interest expense in the Opportunity Funds increased $2.9 million in 2009. This was primarily attributable to an increase of $4.2 million due to higher average outstanding borrowings in 2009 and $0.6 million of lower capitalized interest in 2009. These increases were offset by a $2.2 million decrease related to lower average interest rates in

2009. Interest expense in the Storage Portfolio increased $1.4 million in 2009. This was primarily due to an increase of $0.9 million due to higher average outstanding borrowings in 2009 as well as an increase of $0.8 million due to higher interest rates in 2009.

The gain on debt extinguishment of $7.1 million in 2009 and $1.5 million in 2008 is attributable to the purchase of our convertible debt at a discount.

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

Loss (income) attributable to noncontrolling interests in subsidiaries - Discontinued operations primarily represents the noncontrolling interests’ share of activity related to properties sold in 2009 and 2008.

Comparison of the year ended December 31, 2008 (“2008”) to the year ended December 31, 2007 (“2007”)

Revenues	2008				2007

(dollars in millions)	Core Portfolio	Opportunity Funds	Self- Storage Portfolio	Notes Receivable and Other	Core Portfolio	Opportunity Funds	Self- Storage Portfolio	Notes Receivable and Other

Minimum rents	$50.4	$22.4	$4.8	$—	$48.6	$17.0	$0.3	$—
Percentage rents	0.5	—	—	—	0.5	—	—	—
Expense reimbursements	14.1	2.7	—	—	12.4	0.9	—	—
Lease termination income	—	24.0	—	—	—	—	—	—
Other property income	0.3	(0.6)	0.8	0.6	0.8	0.1	—	—

Management fee income (1)	—	—	—	3.4	—	—	—	4.1
Interest income	—	—	—	14.5	—	—	—	10.3
Other income	—	—	—	—	0.2	—	—	—

Total revenues	$65.3	$48.5	$5.6	$18.5	$62.5	$18.0	$0.3	$14.4

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

Expense reimbursements in the Core Portfolio increased for both real estate taxes and common area maintenance (“CAM”). Real estate tax reimbursements increased $0.7 million in the Core Portfolio as a result of the 2007/2008 Core Acquisitions as well as general increases in real estate taxes experienced across the Core Portfolio in 2008. CAM expense reimbursements in the Core Portfolio increased $1.0 million. As a result of the completion of a multi-year review of CAM billings during 2007 and the resolution of the majority of all outstanding CAM billing issues with our tenants, 2007 CAM expense reimbursements were adversely impacted by charges related to this settlement and the related accrual adjustments totaling $1.0 million. The increase in expense reimbursements in the Opportunity Funds relates primarily to the billing in 2008 of previous year’s operating expenses at 161st Street for $1.2 million and the billing of previous year’s utility charges to an anchor tenant for $0.3 million.

Lease termination income in the Opportunity Funds for 2008 relates to a termination fee earned, net of costs, from Home Depot at Canarsie Plaza.

The increase in interest income was the result of higher interest earning assets in 2008, primarily from new notes/mezzanine financing investments.

Operating Expenses

	2008				2007

(dollars in millions)	Core Portfolio	Opportunity Funds	Self- Storage Portfolio	Notes Receivable and Other	Core Portfolio	Opportunity Funds	Self- Storage Portfolio	Notes Receivable and Other

Property operating	$12.2	$7.0	$5.3	$(0.4)	$10.4	$3.0	$0.7	$(0.3)
Real estate taxes	8.8	2.0	1.3	—	8.1	1.3	—	—
General and administrative	26.0	16.1	0.1	(17.6)	25.1	13.0	—	(15.2)
Depreciation and amortization	20.3	10.0	3.0	—	17.4	7.4	0.3	—
Abandonment of project costs	—	0.6	—	—	—	0.1	—	—
Reserve for notes receivable	—	—	—	4.4	—	—	—	—

Total operating expenses	$67.3	$35.7	$9.7	$(13.6)	$61.0	$24.8	$1.0	$(15.5)

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

The reserve for notes receivable of $4.4 million in 2008 relates to the impairment of a mezzanine loan.

Other

	2008				2007

(dollars in millions)	Core Portfolio	Opportunity Funds	Self- Storage Portfolio	Notes Receivable and Other	Core Portfolio	Opportunity Funds	Self- Storage Portfolio	Notes Receivable and Other

Equity in (losses) earnings of unconsolidated affiliates	$—	$19.9	$—	$—	$0.6	$5.8	$—	$0.2
Interest expense	(19.8)	(5.5)	(3.6)	—	(19.4)	(5.3)	(0.4)	0.5
Gain on debt extinguishment	1.5	—	—	—	—	—	—	—
Gain on sale of land	0.8	—	—	—	—	—	—	—
Income tax provision	(3.4)	—	—	—	(0.3)	—	—	—
Income from discontinued operations	—	—	—	8.7	—	—	—	7.2
Extraordinary item	—	—	—	—	—	27.8	—	—
Loss (income) attributable to noncontrolling interests in subsidiaries:
- Continuing operations	0.2	(15.8)	0.4	3.6	—	6.5	—	3.0
- Discontinued operations	—	—	—	(0.7)	—	—	—	(0.6)
- Extraordinary item	—	—	—	—	—	(24.2)	—	—

Equity in earnings of unconsolidated affiliates in the Opportunity Funds increased primarily as a result of our pro-rata share of gains from the sale of Mervyns locations in 2008 of $5.2 million, additional distributions in excess of basis from our Albertson’s investment of $7.9 million and our pro-rata share of gain from the sale of the Haygood Shopping Center of $3.3 million. These increases were partially offset by a decrease in our pro-rata share of distributions in excess of basis from our investment in Hitchcock Plaza of $2.7 million as compared to 2007.

Interest expense in the Core Portfolio increased $0.4 million in 2008. This was primarily the result of a $1.1 million increase attributable to higher average outstanding borrowings in 2008 and a $0.2 million increase related to higher average interest rates in 2008. These increases were offset by a $0.7 million write-off of the unamortized premium related to the repayment of a mortgage note payable in 2008 and a $0.4 million decrease resulting from costs associated with a loan payoff in 2007. Interest expense in the Opportunity Funds increased $0.2 million in 2008. This was the result of an increase of $3.2 million due to higher average outstanding borrowings in 2008 offset by a $3.1 million decrease related to lower average interest rates in 2008. Interest expense in the Storage Portfolio increased $3.2 million as a result of the 2008 Storage Acquisition.

The gain on debt extinguishment of $1.5 million is attributable to the purchase of the Company’s convertible debt at a discount in 2008.

The gain on sale of land in 2008 in the Core Portfolio relates to a land parcel sale at Bloomfield Town Square.

The variance in income tax provision in the Core Portfolio primarily relates to income taxes at the TRS level for our share of gains from the sale of Mervyns locations in 2008.

Income from discontinued operations represents activity related to properties sold in 2009, 2008 and 2007.

The extraordinary item in 2007 in the Opportunity Funds relates to the extraordinary gain, net of income taxes, from our Albertson’s investment.

Loss (income) attributable to noncontrolling interests in subsidiaries - Continuing operations for the Opportunity Funds primarily represents the noncontrolling interests’ share of all Opportunity Fund activity and ranges from a 77.8% interest in Fund I to an 80.1% interest in Fund III. The variance between 2008 and 2007 represents the noncontrolling interests’ share of all the Opportunity Funds variances discussed above. Loss (income) attributable to noncontrolling interests in subsidiaries - Continuing operations in Notes Receivable and Other relates to the noncontrolling interests’ share of capitalized construction, leasing and legal fees.

Loss (income) attributable to noncontrolling interests in subsidiaries - Discontinued operations primarily represents the noncontrolling interests’ share of activity related to properties sold in 2009, 2008 and 2007.

Loss (income) attributable to noncontrolling interests in subsidiaries – Extraordinary item represents the noncontrolling interests’ share of the extraordinary gain from the Albertson’s investment.

RECONCILIATION OF NET INCOME TO FUNDS FROM OPERATIONS AND ADJUSTED FUNDS FROM OPERATIONS

	For the Years Ended December 31,
(dollars in thousands)	2009	2008	2007	2006	2005

Net income attributable to Common Shareholders	$31,133	$25,068	$25,346	$38,920	$20,626
Depreciation of real estate and amortization of leasing costs:
Consolidated affiliates, net of noncontrolling interests’ share	18,847	18,519	19,669	20,206	16,676
Unconsolidated affiliates	1,603	1,687	1,736	1,806	746
Income attributable to noncontrolling interests in operating partnership (1)	465	437	614	803	416
Gain on sale of properties (net of noncontrolling interests’ share)
Consolidated affiliates	(2,435)	(7,182)	(5,271)	(20,974)	50
Unconsolidated affiliates	—	(565)	—	(901)	(2,672)
Extraordinary item (net of noncontrolling interests’ share and income taxes) (3)	—	—	(3,677)	—	—

Funds from operations (2)	49,613	37,964	38,417	39,860	35,842
Add back: Extraordinary item, net (3)	—	—	3,677	—	—

Funds from operations, adjusted for extraordinary item	$49,613	$37,964	$42,094	$39,860	$35,842

Notes:

(1)	Represents income attributable to Common OP Units and does not include distributions paid to Series A and B Preferred OP Unitholders.

(2)

The Company considers funds from operations (“FFO”) as defined by NAREIT to be an appropriate supplemental disclosure of operating performance for an equity REIT due to its widespread acceptance and use within the REIT and analyst communities. FFO is presented to assist investors in analyzing the performance of the Company. It is helpful as it excludes various items included in net income that are not indicative of the operating performance, such as gains (losses) from sales of depreciated property and depreciation and amortization. However, the Company’s method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO does not represent cash generated from operations as defined by generally accepted accounting principles (“GAAP”) and is not indicative of cash available to fund all cash needs, including distributions. It should not be considered as an alternative to net income for the purpose of evaluating the Company’s performance or to cash flows as a measure of liquidity. Consistent with the NAREIT definition, the Company defines FFO as net income (computed in accordance with GAAP), excluding gains (losses) from sales of depreciated property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.

(3)

The extraordinary item represents the Company’s share of estimated extraordinary gain related to its private-equity investment in Albertson’s. The Albertson’s entity has recorded an extraordinary gain in connection with the allocation of purchase price to assets acquired. The Company considers its private-equity investments to be investments in operating businesses as opposed to real estate. Accordingly, all gains and losses from private-equity investments are included in adjusted FFO, which management believes provides a more accurate reflection of the operating performance of the Company.

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

Distributions

In order to qualify as a REIT for Federal income tax purposes, we must currently distribute at least 90% of our taxable income to our shareholders. For the year ended December 31, 2009, we paid dividends and distributions on our Common Shares and Common OP Units totaling $29.1 million. In addition, in December of 2008, our Board of Trustees approved a special dividend of approximately $0.55 per share, or $18.0 million in the aggregate, which was associated with taxable gains arising from property dispositions in 2008, which was paid on January 30, 2009, to shareholders of record on December 31, 2008. Ninety percent of the special dividend was paid with the issuance of 1.3 million Common Shares and 10%, or $1.8 million, was paid in cash.

Fund I and Mervyns I

In September 2001, the Operating Partnership committed $20.0 million to a newly formed Opportunity Fund with four of our institutional shareholders, who committed $70.0 million for the purpose of acquiring a total of approximately $300.0 million of community and neighborhood shopping centers on a leveraged basis. During 2006, the Fund I investors received a return of all their invested capital in Fund I and their unpaid preferred return. The Operating Partnership is entitled to 37.8% of all future income and distributions (Promote and pro-rata share of the remaining 80%).

As of December 31, 2009, Fund I has a total of 21 properties totaling 1.0 million square feet as further discussed in “PROPERTY ACQUISITIONS” in Item 1 of this Form 10-K.

Shopping Center	Location	Year acquired	GLA

New York Region
New York
Tarrytown Shopping Center	Tarrytown	2004	35,291

Mid-Atlantic Region

Ohio
Granville Centre	Columbus	2002	134,997
Michigan
Sterling Heights Shopping Center (1)	Detroit	2004	154,835

Various Regions
Kroger/Safeway Portfolio	Various	2003	709,400

Total			1,034,523

Notes:

(1) During 2009, Fund I recorded an impairment reserve of $3.8 million related to this investment.

In addition, we, along with our Fund I investors have invested in Mervyns as discussed in Item 1 of this form 10-K.

Fund II and Mervyns II

On June 15, 2004, we formed our second opportunity fund, Fund II, and during August 2004, formed Mervyns II with the investors from Fund I as well as two additional institutional investors, whereby the investors, including the Operating Partnership, committed capital totaling $300.0 million. The Operating Partnership is the managing member with a 20% interest in the joint venture. The terms and structure of Fund II are substantially the same as Fund I with the exception that the preferred return is 8%. As of December 31, 2009, $223.3 million had been contributed to Fund II, of which the Operating Partnership’s share was $44.7 million.

Fund II has invested in the New York Urban/Infill Redevelopment and the RCP Venture initiatives and other investments as further discussed in “PROPERTY ACQUISITIONS” in Item 1 of this Form 10-K.

New York Urban/ Infill Redevelopment Initiative

In September 2004, we, through Fund II, launched our New York Urban Infill Redevelopment initiative. During 2004, Fund II, together with an unaffiliated partner, P/A Associates, LLC (“P/A”), formed Acadia-P/A Holding Company, LLC (“Acadia-P/A”) for the purpose of acquiring, constructing, developing, owning, operating, leasing and managing certain retail or mixed-use real estate properties in the New York City metropolitan area. P/A agreed to invest 10% of required capital up to a maximum of $2.2 million and Fund II, the managing member, agreed to invest the balance to acquire assets in which Acadia-P/A agrees to invest. Operating cash flow is generally to be distributed pro-rata to Fund II and P/A until each has received a 10% cumulative return and then 60% to Fund II and 40% to P/A. Distributions of net refinancing and net sales proceeds, as defined, follow the distribution of operating cash flow except that unpaid original capital is returned before the 60%/40% split between Fund II and P/A. Upon the liquidation of the last property investment of Acadia-P/A, to the extent that Fund II has not received an 18% internal rate of return (“IRR”) on all of its capital contributions, P/A is obligated to return a portion of its previous distributions, as defined, until Fund II has received an 18% IRR. To date, Fund II has invested in nine New York Urban Infill Redevelopment construction projects, eight of which were made through Acadia-P/A, as follows:

				Redevelopment (dollars in millions)

Property	Location	Year acquired	Costs to date	Anticipated additional costs		Estimated construction completion		Square feet upon completion

Liberty Avenue (1)	Queens	2005	$15.2	$—		Completed		125,000
216th Street	Manhattan	2005	27.7	—		Completed		60,000
Fordham Place	Bronx	2004	123.5	6.5		Substantially completed		276,000
Pelham Manor Shopping Plaza (1)	Westchester	2004	58.0	4.0		Substantially completed		320,000
161st Street	Bronx	2005	55.3	9.7		(2)	(4)	230,000
Atlantic Avenue (3)	Brooklyn	2007	21.0	2.0		Completed		110,000
Canarsie Plaza	Brooklyn	2007	32.1	44.9		1st half 2011		265,000
Sherman Plaza	Manhattan	2005	34.1	—	(2)	(2)		—	(2)
CityPoint (1)	Brooklyn	2007	43.7	—	(2)	(2)		—	(2)

Total			$410.6	$67.1				1,386,000

Notes:

(1)	Acadia-P/A acquired a ground lease interest at this property.

(2)	To be determined.

(3)	P/A is not a partner in this project.

(4)	Currently operating but redevelopment activities have commenced.

RCP Venture

See “Property Acquisitions” in Item 1 of this Form 10-K for a table summarizing the RCP Venture investments from inception through December 31, 2009.

Fund III

In May 2007, we formed Fund III with fourteen institutional investors, including a majority of the investors from Fund I and Fund II with a total of $503.0 million of committed discretionary capital. The Operating Partnership’s share of the committed capital is $100.0 million and it is the sole managing member with a 19.9% interest in Fund III. The terms and structure of Fund III are substantially the same as the previous Funds, including the Promote structure, with the exception that the Preferred Return is 6%. As of December 31, 2009, $96.5 million has been invested in Fund III, of which the Operating Partnership contributed $19.2 million.

Fund III has invested in the New York Urban/Infill Redevelopment initiatives and other investments as further discussed in “PROPERTY ACQUISITIONS” in Item 1 of this Form 10-K. The projects are as follows:

				Redevelopment (dollars in millions)

Property	Location	Year acquired	Costs to date	Anticipated additional costs		Square feet upon completion

Sheepshead Bay	Brooklyn, NY	2007	$22.7	$—	(1)	—
125 Main Street	Westport, CT	2007	17.6	5.4	(2)	30,000

Total			$40.3	$5.4		30,000

Notes:

(1)	To be determined

(2)	Completion to be determined

During February 2008, Acadia, through Fund III, and in conjunction with an unaffiliated partner, Storage Post, acquired a portfolio of eleven self-storage properties from Storage Post’s existing institutional investors for approximately $174.0 million. The properties are located throughout New York and New Jersey. The portfolio continues to be operated by Storage Post, which is a 5% equity partner. During January 2009, Fund III purchased Cortlandt Towne Center for $78.0 million. The property is a 642,000 square foot shopping center located in Westchester County, NY, a trade area with high barriers to entry for regional and national retailers.

Preferred Equity Investment, Mezzanine Loan Investments and Notes Receivable

At December 31, 2009, our preferred equity investment, mezzanine loan investments and notes receivable, net aggregated $125.2 million, with accrued interest thereon of $10.3 million, and were collateralized by the underlying properties, the borrower’s ownership interest in the entities that own the properties and/or by the borrower’s personal guarantee. Effective interest rates on our preferred equity investment, mezzanine loan investments and notes receivable ranged from 10.0% to 22.4% with maturities through January 2017.

During December 2009, we made a loan for $8.6 million which bears interest at 14.5% with a one year term and one six month extension.

Other Investments

Acquisitions made during 2007, 2008 and 2009 are discussed in “PROPERTY ACQUISITIONS” in Item 1 of this Form 10-K:

Property Redevelopment and Expansion

Our redevelopment program focuses on selecting well-located neighborhood and community shopping centers and creating significant value through re-tenanting and property redevelopment.

Purchase of Convertible Notes

Repurchase of the Notes is another use of our liquidity. During 2009, we purchased an additional $57.0 million in face amount of our outstanding convertible notes for $46.7 million.

Share Repurchase

We have an existing share repurchase program that authorizes management, at its discretion, to repurchase up to $20.0 million of our outstanding Common Shares. The program may be discontinued or extended at any time and there is no assurance that we will purchase the full amount authorized. Under this program we have repurchased 2.1 million Common Shares, none of which were repurchased after December 2001. As of December 31, 2009, management may repurchase up to approximately $7.5 million of our outstanding Common Shares under this program.

SOURCES OF LIQUIDITY

We intend on using Fund III, as well as new funds that we may establish in the future, as the primary vehicles for our future acquisitions, including investments in the RCP Venture and New York Urban/Infill Redevelopment Initiative. Additional sources of capital for funding property acquisitions, redevelopment, expansion and re-tenanting and RCP Venture investments, are expected to be obtained primarily from (i) the issuance of public equity or debt instruments, (ii) cash on hand and cash flow from operating activities, (iii) additional debt financings, (iv) noncontrolling interests’ unfunded capital commitments of $61.3 million and $325.2 million for Funds II and III, respectively, and (v) future sales of existing properties.

During 2009, Fund II received capital contributions of $31.2 million to fund redevelopment projects and paydown the line of credit of Fund II.

As of December 31, 2009, we had approximately $139.5 million of additional capacity under existing debt facilities and cash and cash equivalents on hand of $93.8 million.

Issuance of Convertible Notes

During December of 2006 and January of 2007, we issued $115.0 million of 3.75% Convertible Notes. These notes were issued at par and are due in 2026. The $112.1 million in proceeds, net of related costs, was used to retire variable rate debt, fund capital commitments and general corporate purposes.

Shelf Registration Statements and Issuance of Equity

During April 2009, we filed a shelf registration on Form S-3 providing for offerings of up to a total of $500.0 million of Common Shares, Preferred Shares and debt securities. During April 2009, we issued 5.75 million Common Shares and generated net proceeds of approximately $65.0 million. The proceeds were primarily used to purchase a portion of our outstanding convertible notes payable and pay down existing lines of credit. Following this issuance, we have remaining capacity under this registration statement to issue up to approximately $430.0 million of these securities.

Asset Sales

Asset sales are an additional source of liquidity for us. During November 2009, we sold Blackman Plaza for $2.5 million, which resulted in a gain on sale of $1.5 million. During February 2009, The Kroger Co. purchased the fee at six locations in Fund I’s Kroger/Safeway Portfolio for $14.6 million of which Fund I’s share of the sales proceeds amounted to $8.1 million after the repayment of the mortgage debt on these properties. During April 2008, we sold a residential complex located in Winston-Salem, North Carolina. During December of 2007, we sold an apartment complex in Columbia Missouri. These sales are discussed in “ASSET SALES AND CAPITAL/ASSET RECYCLING” in Item 1 of this Form 10-K.

Notes Receivable Repayment and Mezzanine Loan Paydowns

During the year ended December 31, 2009, we received $12.6 million in loan repayments on several first mortgage notes and $1.0 million in paydowns on mezzanine loans.

Financing and Debt

At December 31, 2009, mortgage and convertible notes payable aggregated $780.1 million, net of unamortized premium of $0.1 million, and the mortgage notes were collateralized by 28 properties and related tenant leases. Interest rates on our outstanding indebtedness ranged from 0.72% to 7.18% with maturities that ranged from March 2010 to November 2032. Taking into consideration $83.4 million of notional principal under variable to fixed-rate swap agreements currently in effect, as of December 31, 2009, $439.0 million of the portfolio, or 56%, was fixed at a 5.8% weighted average interest rate and $341.1 million, or 44% was floating at a 3.1% weighted average interest rate. There is $132.6 million of debt maturing in 2010 at weighted average interest rates of 2.2%. Of this amount, $2.1 million represents scheduled annual amortization. The loans relating to $80.3 million of the 2010 maturities provide for extension options, which we believe we will be able to exercise. If we are unable to extend these loans and refinance the balance of $52.3 million, we believe we will be able to repay this debt with existing liquidity, including unfunded capital commitments from the Opportunity Fund investors. As it relates to maturities after 2010, we may not have sufficient cash on hand to repay such indebtedness, we may have to refinance this indebtedness or select other alternatives based on market conditions at that time. Given the current post recessionary period, refinancing this debt will be very difficult. See “Item 1A. Risk Factors—The current economic environment, while improving, may cause us to lose tenants and may impair our ability to borrow money to purchase properties, refinance existing debt or finance our current redevelopment projects.”

The following table sets forth certain information pertaining to the Company’s secured credit facilities:

(dollars in millions) Borrower	Total available credit facilities	Amount borrowed as of December 31, 2008	2009 net borrowings (repayments) during the year ended December 31, 2009	Amount borrowed as of December 31, 2009	Letters of credit outstanding as of December 31, 2009	Amount available under credit facilities as of December 31, 2009

Acadia Realty, LP	$64.5	$48.9	$(18.9)	$30.0	$4.0	$30.5
Acadia Realty, LP	30.0	—	2.0	2.0	—	28.0
Fund II	53.5	34.7	13.6	48.3	5.2	—
Fund III	221.0	62.3	77.2	139.5	0.5	81.0

Total	$369.0	$145.9	$73.9	$219.8	$9.7	$139.5

Reference is made to Note 8 and Note 9 to our Consolidated Financial Statements, which begin on Page F-1 of this Form 10-K, for a summary of the financing and refinancing transactions since December 31, 2008.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

At December 31, 2009, maturities on our mortgage notes ranged from March 2010 to November 2032. In addition, we have non-cancelable ground leases at six of our shopping centers. We lease space for our White Plains corporate office for a term expiring in 2015. The following table summarizes our debt maturities, obligations under non-cancelable operating leases and construction commitments as of December 31, 2009:

	Payments due by period
Contractual obligations:	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years

(dollars in millions)
Future debt maturities	$782.1	$132.6	$388.5	$31.8	$229.2
Interest obligations on debt	145.2	31.2	46.0	29.7	38.3
Operating lease obligations	111.6	4.8	9.8	10.0	87.0
Construction commitments [1]	32.3	32.3	—	—	—

Total	$1,071.2	$200.9	$444.3	$71.5	$354.5

Notes:

[1] In conjunction with the redevelopment of our Core Portfolio and Opportunity Fund properties, we have entered into construction commitments with general contractors. We intend to fund these requirements with existing liquidity.

OFF BALANCE SHEET ARRANGEMENTS

We have investments in four joint ventures for the purpose of investing in operating properties. We account for these investments using the equity method of accounting as we have a noncontrolling interest. As such, our financial statements reflect our share of income and loss from but not the assets and liabilities of these joint ventures.

Reference is made to Note 4 to our Consolidated Financial Statements, which begin on page F-1 of this Form 10-K, for a discussion of our unconsolidated investments. Our pro-rata share of unconsolidated debt related to those investments is as follows:

(dollars in millions)	Pro-rata share of mortgage debt			Interest rate at December 31, 2009
Investment	Opportunity Funds		Operating Partnership		Maturity date

Crossroads	$	n/a	$30.6	5.37%	December 2014
Brandywine		n/a	36.9	5.99%	July 2016
CityPoint		6.1	1.2	2.73%	August 2010
Sterling Heights		2.1	0.8	2.08%	August 2010

Total		$8.2	$69.5

As of December 31, 2009, there was $26.0 million of debt at CityPoint scheduled to mature during August of 2010. There are no options to extend this debt. Fund II and its unaffiliated joint venture partner’s (“JV Partner”) share of this debt was $6.1 million and $19.9 million, respectively. If CityPoint is unable to extend the maturity date of this debt, Fund II and its JV Partner may be required to fund their requisite share of capital to repay this obligation. In the event that the JV Partner does not fund its requisite share of capital, pursuant to the joint venture agreement, Fund II would have the option to fund the JV Partner’s share of capital to repay this debt either as a loan to the JV Partner or as additional equity in CityPoint.

In addition, we have arranged for the provision of four separate letters of credit in connection with certain leases and investments. As of December 31, 2009, there were no outstanding balances under any of the letters of credit. If the letters of credit were fully drawn, the combined maximum amount of exposure would be $9.7 million.

HISTORICAL CASH FLOW

The following table compares the historical cash flow for the year ended December 31, 2009 (“2009”) with the cash flow for the year ended December 31, 2008 (“2008”).

	Years Ended December 31,

	2009	2008	Variance

(dollars in millions)
Net cash provided by operating activities	$47.5	$66.5	$(19.0)
Net cash used in investing activities	(123.4)	(302.3)	178.9
Net cash provided by financing activities	83.0	199.1	(116.1)

Totals	$7.1	$(36.7)	$43.8

A discussion of the significant changes in cash flow for 2009 versus 2008 is as follows:

A decrease of $19.0 million in net cash provided by operating activities resulted from the following: (i) lease termination income of $24.0 million from Home Depot at Canarsie Plaza in 2008 and (ii) a $13.5 million decrease in distributions (primarily Albertson’s) of operating income from unconsolidated affiliates in 2009. These 2009 decreases were offset by a $24.0 million increase in other assets primarily related to additional cash used for the purchase of short term financial instruments in 2008 and the subsequent redemption of these financial instruments in 2009.

A decrease of $178.9 million of net cash used in investing activities resulted from the following: (i) a decrease of $112.4 million in expenditures for real estate, development and tenant installations in 2009 and (ii) a decrease of $81.5 million in advances of notes receivable in 2009. These decreases in cash used were offset by (i) an additional $11.7 million in proceeds from the sale of properties in 2008 and (ii) a decrease of $6.3 million in collections of notes receivable in 2009.

The $116.1 million decrease in net cash provided by financing activities resulted from the following decreases in cash for 2009: (i) $114.2 million of additional cash used for repayment of debt in 2009, (ii) an additional $40.7 million of cash used for the purchase of convertible notes in 2009, (iii) a decrease of $21.1 million of proceeds received on borrowings of debt in 2009, and (iv) a decrease of $20.4 million in capital contributions from noncontrolling interests in 2009. These 2009 cash decreases were offset by the following: (i) $65.2 million of additional cash from the issuance of Common Shares, net of costs, in 2009, (ii) an additional $13.7 million of distributions to noncontrolling interests in 2008, and (iii) an additional $4.5 million of dividends paid to Common Shareholders in 2008.

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

Valuation of Property Held for Use and Sale

On a quarterly basis, we review the carrying value of both properties held for use and for sale. We perform the impairment analysis by calculating and reviewing net operating income on a property-by-property basis. We evaluate leasing projections and perform other analyses to conclude whether an asset is impaired. We record impairment losses and reduce the carrying value of properties when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases where we do not expect to recover our carrying costs on properties held for use, we reduce our carrying cost to fair value. For properties held for sale, we reduce our carrying value to the fair value less costs to sell. For the years ended December 31, 2009, 2008 and 2007, no impairment losses were recognized. Management does not believe that the value of any properties in its portfolio was impaired as of December 31, 2009.

Investments in and Advances to Unconsolidated Joint Ventures

The Company periodically reviews its investment in unconsolidated joint ventures for other than temporary declines in market value. Any decline that is not expected to be recovered in the next twelve months is considered other than temporary and an impairment charge is recorded as a reduction in the carrying value of the investment. During the year ended December 31, 2009, the Company recorded a $3.8 million impairment reserve related to a Fund I unconsolidated joint venture. No impairment charges related to the Company’s investment in unconsolidated joint ventures were recognized for the years ended December 31, 2008 and 2007.

Bad Debts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make payments on arrearages in billed rents, as well as the likelihood that tenants will not have the ability to make payments on unbilled rents including estimated expense recoveries. We also maintain a reserve for straight-line rent receivables. For the years ended December 31, 2009 and 2008, we had recorded an allowance for doubtful accounts of $7.0 million and $5.7 million, respectively. If the financial condition of our tenants were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Upon acquisitions of real estate, we assess the fair value of acquired assets (including land, buildings and improvements, and identified intangibles such as above and below market leases and acquired in-place leases and customer relationships) and acquired liabilities in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805 “Business Combinations” (formerly Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”) and ASC Topic 350 “Intangibles – Goodwill and Other” (formerly SFAS No. 142, “Goodwill and Other Intangible Assets”), and allocate purchase price based on these assessments. We assess fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property.

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

We make estimates of the uncollectability of our accounts receivable related to tenant revenues. An allowance for doubtful accounts has been provided against certain tenant accounts receivable that are estimated to be uncollectible. See “Bad Debts” above. Once the amount is ultimately deemed to be uncollectible, it is written off.

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

During 2009, we provided a $1.7 million reserve on a note receivable as a result of the loss of an anchor tenant at the underlying collateral property.

During 2008, we provided a $4.4 million reserve on a note receivable collateralized by an interest in an entity owning retail complexes associated with seven public rest stops along the toll roads in and around Chicago, Illinois. The note and all accrued interest was subsequently cancelled during 2009.

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

Information as of December 31, 2009

Our primary market risk exposure is to changes in interest rates related to our mortgage debt. See Note 8 to our Consolidated Financial Statements, which begin on page F-1 of this Form 10-K, for certain quantitative details related to our mortgage debt.

Currently, we manage our exposure to fluctuations in interest rates primarily through the use of fixed-rate debt and interest rate swap agreements. As of December 31, 2009, we had total mortgage and convertible notes payable of $780.1 million of which $439.0 million, or 56% was fixed-rate, inclusive of debt with rates fixed through the use of derivative financial instruments, and $341.1 million, or 44%, was variable-rate based upon LIBOR or commercial paper rates plus certain spreads. As of December 31, 2009, we were a party to eight interest rate swap transactions and one interest rate cap transaction to hedge our exposure to changes in interest rates with respect to $83.4 million and $30.0 million of LIBOR-based variable-rate debt, respectively.

The following table sets forth information as of December 31, 2009 concerning our long-term debt obligations, including principal cash flows by scheduled maturity and weighted average interest rates of maturing amounts (dollars in millions): Consolidated mortgage debt:

Year	Scheduled amortization	Maturities	Total	Weighted average interest rate

2010	$2.1	$130.5	$132.6	2.2%
2011	2.5	328.6	331.1	2.9%
2012	2.5	52.9	55.4	3.8%
2013	2.9	8.8	11.7	5.5%
2014	2.8	17.3	20.1	5.8%
Thereafter	14.2	215.0	229.2	5.9%

	$27.0	$753.1	$780.1

Mortgage debt in unconsolidated partnerships (at our pro-rata share):

Year	Scheduled amortization	Maturities	Total	Weighted average interest rate

2010	$0.5	$2.0	$2.5	2.5%
2011	0.5	—	0.5	n/a	%
2012	0.5	—	0.5	n/a	%
2013	0.5	—	0.5	n/a	%
2014	0.6	28.0	28.6	5.4%
Thereafter	—	36.9	36.9	6.0%

	$2.6	$66.9	$69.5

$132.6 million of our total consolidated debt and $2.5 million of our pro-rata share of unconsolidated outstanding debt will become due in 2010. $331.1 million of our total consolidated debt and $0.5 million of our pro-rata share of uncolidated debt will become due in 2011. As we intend on refinancing some or all of such debt at the then-existing market interest rates, which may be greater than the current interest rate, our interest expense would increase by approximately $4.7 million annually if the interest rate on the refinanced debt increased by 100 basis points. After giving effect to noncontrolling interests, the Company’s share of this increase would be $1.7 million. Interest expense on our variable debt of $341.1 million, net of variable to fixed-rate swap agreements currently in effect, as of December 31, 2009 would increase $3.4 million if LIBOR increased by 100 basis points. After giving effect to noncontrolling interests, the Company’s share of this increase would be $0.6 million. We may seek additional variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, we would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.

Based on our outstanding debt balances as of December 31, 2009, the fair value of our total consolidated outstanding debt would decrease by approximately $18.3 million if interest rates increase by 1%. Conversely, if interest rates decrease by 1%, the fair value of our total outstanding debt would increase by approximately $20.5 million.

As of December 31, 2009 and 2008, we had preferred equity investments and notes receivable of $125.2 million and $125.6 million, respectively. We determined the estimated fair value of our preferred equity investment and notes receivable as of December 31, 2009 and 2008 were $126.4 million and $122.3 million, respectively, by discounting future cash receipts utilizing a discount rate equivalent to the rate at which similar notes receivable would be originated under conditions then existing.

Based on our outstanding preferred equity investments and notes receivable balances as of December 31, 2009, the fair value of our total outstanding preferred equity investments and notes receivable would decrease by approximately $0.7 million if interest rates increase by 1%. Conversely, if interest rates decrease by 1%, the fair value of our total outstanding preferred equity investments and notes receivable would increase by approximately $0.7 million.

Summarized Information as of December 31, 2008

As of December 31, 2008, we had total mortgage and convertible notes payable of $753.8 million of which $505.6 million, or 67% was fixed-rate, inclusive of interest rate swaps, and $248.2 million, or 33%, was variable-rate based upon LIBOR plus certain spreads. As of December 31, 2008, we were a party to seven interest rate swap transactions and one interest rate cap transaction to hedge our exposure to changes in interest rates with respect to $73.4 million and $30.0 million of LIBOR-based variable-rate debt, respectively.

Interest expense on our variable debt of $248.2 million as of December 31, 2008 would have increased $2.5 million if LIBOR increased by 100 basis points. Based on our outstanding debt balances as of December 31, 2008, the fair value of our total outstanding debt would have decreased by approximately $18.1 million if interest rates increased by 1%. Conversely, if interest rates decreased by 1%, the fair value of our total outstanding debt would have increased by approximately $19.3 million.

Changes in Market Risk Exposures from 2008 to 2009

Our interest rate risk exposure from December 31, 2008 to December 31, 2009 has increased, as we had $248.2 million in variable-rate debt (or 33% of our total debt) at December 31, 2008, as compared to $341.1 million (or 44% of our total debt) in variable-rate debt at December 31, 2009. In addition, the amount of our total debt increased from $753.8 million at December 31, 2008 to $780.1 million at December 31, 2009. This increased amount of debt could expose us to greater fluctuations in the fair value of our debt.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements beginning on page F-1 are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

(i) Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(ii) Internal Control Over Financial Reporting

(a) Management’s Annual Report on Internal Control Over Financial Reporting

Management of Acadia Realty Trust is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13(a)-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 as required by the Securities Exchange Act of 1934 Rule 13(a)-15(c). In making this assessment, we used the criteria set forth in the framework in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Based on our evaluation under the COSO criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2009 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

BDO Seidman, LLP, an independent registered public accounting firm that audited our Financial Statements included in this Annual Report, has issued an attestation report on our internal control over financial reporting as of December 31, 2009, which appears in paragraph (b) of this Item 9A.

Acadia Realty Trust
White Plains, New York
March 1, 2010

(b) Attestation report of the independent registered public accounting firm

The Shareholders and Trustees of
Acadia Realty Trust

We have audited Acadia Realty Trust and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Acadia Realty Trust and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on a company’s internal control over financial reporting based on our audit.

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

In our opinion, Acadia Realty Trust and subsidiaries maintained in all material respects effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Acadia Realty Trust and subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 1, 2010 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
New York, New York
March 1, 2010

(c) Changes in internal control over financial reporting

There was no change in our internal control over financial reporting during our fourth fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None

PART III

In accordance with the rules of the SEC, certain information required by Part III is omitted and is incorporated by reference into this Form 10-K from our definitive proxy statement relating to our 2010 annual meeting of stockholders (our “2010 Proxy Statement”) that we intend to file with the SEC no later than April 30, 2010.

ITEM 10. DIRECTORS; EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information under the following headings in the 2010 Proxy Statement is incorporated herein by reference:

•	“PROPOSAL 1 — ELECTION OF TRUSTEES”

•	“MANAGEMENT”

•	“SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE”

ITEM 11. EXECUTIVE COMPENSATION.

The information under the following headings in the 2010 Proxy Statement is incorporated herein by reference:

•	“ACADIA REALTY TRUST COMPENSATION COMMITTEE REPORT”

•	“COMPENSATION DISCUSSION AND ANALYSIS”

•	“EXECUTIVE AND TRUSTEE COMPENSATION”

•	“COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information under the heading “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” in the 2010 Proxy Statement is incorporated herein by reference.

The information under Item 5 of this Form 10-K under the heading “(c) Securities authorized for issuance under equity compensation plans” is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information under the following headings in the 2010 Proxy Statement is incorporated herein by reference:

•	“CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS”

•	“PROPOSAL 1 — ELECTION OF TRUSTEES—Trustee Independence”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information under the heading “AUDIT COMMITTEE INFORMATION” in the 2010 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

1. Financial Statements: See “Index to Financial Statements” at page F-1 below.

2. Financial Statement Schedule: See “Schedule III—Real Estate and Accumulated Depreciation” at page F-43 below.

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

Dated: March 1, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kenneth F. Bernstein	Chief Executive Officer,	March 1, 2010
(Kenneth F. Bernstein)	President and Trustee
(Principal Executive Officer)

/s/ Michael Nelsen	Senior Vice President	March 1, 2010
(Michael Nelsen)	and Chief Financial Officer
(Principal Financial Officer)

/s/ Jonathan W. Grisham	Senior Vice President	March 1, 2010
(Jonathan W. Grisham)	and Chief Accounting Officer
(Principal Accounting Officer)

/s/ Douglas Crocker II	Trustee	March 1, 2010
(Douglas Crocker II)

/s/ Suzanne Hopgood	Trustee	March 1, 2010
(Suzanne Hopgood)

/s/ Lorrence T. Kellar	Trustee	March 1, 2010
(Lorrence T. Kellar)

/s/ Wendy Luscombe	Trustee	March 1, 2010
(Wendy Luscombe)

/s/ William T. Spitz	Trustee	March 1, 2010
(William T. Spitz)

/s/ Lee S. Wielansky	Trustee	March 1, 2010
(Lee S. Wielansky)

EXHIBIT INDEX

The following is an index to all exhibits filed with the Annual Report on Form 10-K other than those incorporated by reference herein:

Exhibit No.	Description

3.1	Declaration of Trust of the Company, as amended (1)

3.2	Fourth Amendment to Declaration of Trust (4)

3.3	Amended and Restated By-Laws of the Company (22)

3.4	Fifth Amendment to Declaration of Trust (32)

3.5	First Amendment the Amended and Restated Bylaws of the Company (32)

4.1	Voting Trust Agreement between the Company and Yale University dated February 27, 2002 (14)

10.1	1999 Share Option Plan (8) (21)

10.2	2003 Share Option Plan (16) (21)

10.3	Form of Share Award Agreement (17) (21)

10.4	Form of Registration Rights Agreement and Lock-Up Agreement (18)

10.5	Registration Rights and Lock-Up Agreement (RD Capital Transaction) (11)

10.6	Registration Rights and Lock-Up Agreement (Pacesetter Transaction) (11)

10.7

Contribution and Share Purchase Agreement dated as of April 15, 1998 among Mark Centers Trust, Mark Centers Limited Partnership, the Contributing Owners and Contributing Entities named therein, RD Properties, L.P. VI, RD Properties, L.P. VIA and RD Properties, L.P. VIB (9)

10.8	Agreement of Contribution among Acadia Realty Limited Partnership, Acadia Realty Trust and Klaff Realty, LP and Klaff Realty, Limited (18)

10.9	Employment agreement between the Company and Kenneth F. Bernstein dated October 1998 (6) (21)

10.11	Amendment to employment agreement between the Company and Kenneth F. Bernstein dated January 19, 2007 (26) (21)

10.12	First Amendment to Employment Agreement between the Company and Kenneth Bernstein dated as of January 1, 2001 (12) (21)

10.13	Description of Long Term Investment Alignment Program (32)

10.14	Letter of employment offer between the Company and Michael Nelsen, Sr. Vice President and Chief Financial Officer dated February 19, 2003 (15) (21)

10.15

Form of Amended and Restated Severance Agreement, dated June 12, 2008, that was entered into with each of Joel Braun, Executive Vice President and Chief Investment Officer; Michael Nelsen, Senior Vice President and Chief Financial Officer; Robert Masters, Senior Vice President, General Counsel, Chief Compliance Officer and Secretary; and Joseph Hogan, Senior Vice President and Director of Construction. (Incorporated by reference to the Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on June 12, 2008) (21)

10.16

Note Modification Agreement, Note, Mortgage Modification Agreement, Mortgage, Assignment of Leases and Rents and Security Agreement between Acadia-P/A Sherman Avenue LLC and Bank of America N. A. dated January 15, 2009 (32)

Exhibit No.	Description

10.17

Mortgage, Assignment of Leases and Rents and Security Agreement from Acadia Cortlandt LLC to Bank of America, N.A. dated July 29, 2009 [Initial Advance], Note made by Acadia Cortlandt LLC in favor of Bank of America, N.A. dated July 29, 2009 [Initial Advance], Mortgage, Assignment of Leases and Rents and Security Agreement from Acadia Cortlandt LLC to Bank of America, N.A. dated July 29, 2009 [Future Advance] and Note made by Acadia Cortlandt LLC in favor of Bank of America, N.A. dated July 29, 2009 [Future Advance] (33)

10.18

Consolidated, Amended and Restated Term Loan Agreement among Acadia-PA East Fordham Acquisitions, LLC, and Fordham Place Office LLC as borrower and The lenders Party Hereto as lenders and Eurohypo AG, New York Branch as Administrative Agent; Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing made by Acadia-PA East Fordham Acquisitions, LLC, and Fordham Place Office LLC in favor of Eurohypo AG, New York Branch as Administrative Agent; Replacement Note between Acadia-PA East Fordham Acquisitions, LLC, and Fordham Place Office LLC and Amalgamated Bank; Replacement Note between Acadia-PA East Fordham Acquisitions, LLC, and Fordham Place Office LLC and Deutsche Genossenschafts – Hypothekenbank AG; Replacement Note between Acadia-PA East Fordham Acquisitions, LLC, and Fordham Place Office LLC and Eurohypo AG, New York Branch; and Replacement Note between Acadia-PA East Fordham Acquisitions, LLC, and Fordham Place Office LLC and TD Bank. All dated November 4, 2009. (34)

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

10.51	Mortgage, Assignment of Leases and Rents and Security Agreement between Acadia Crescent Plaza, LLC and Greenwich Capital Financial Products, Inc. dated August 31, 2005 (22)

Exhibit No.	Description

10.52	Mortgage, Assignment of Leases and Rents and Security Agreement between Pacesetter/Ramapo Associates and Greenwich Capital Financial Products, Inc. dated October 17, 2005 (22)

10.53	Loan Agreement between RD Elmwood Associates, L.P. and Bear Stearns Commercial Finance Mortgage, Inc. dated December 9, 2005 (22)

10.54	Mortgage and Security Agreement between RD Elmwood Associates, L.P. and Bear Stearns Commercial Finance Mortgage, Inc. dated December 9, 2005 (22)

10.55

Agreement and Plan Of Merger Dated as of December 22, 2005 by and among Acadia Realty Acquisition I, LLC, Ara Btc LLC, ARA MS LLC, ARA BS LLC, ARA BC LLC and ARA BH LLC, Acadia Investors, Inc., AII BTC LLC, AII MS LLC, AII BS LLC, AII BC LLC And AII BH LLC, Samuel Ginsburg 2000 Trust Agreement #1, Martin Ginsburg 2000 Trust Agreement #1, Martin Ginsburg, Samuel Ginsburg and Adam Ginsburg, and GDC SMG, LLC, GDC Beechwood, LLC, Aspen Cove Apartments, LLC and SMG Celebration, LLC (23)

10.56

Amended and Restated Loan Agreement between Acadia Realty Limited Partnership, as lender, and Levitz SL Woodbridge, L.L.C., Levitz SL St. Paul, L.L.C., Levitz SL La Puente, L.L.C., Levitz SL Oxnard, L.L.C., Levitz SL Willowbrook, L.L.C., Levitz SL Northridge, L.L.C., Levitz SL San Leandro, L.L.C., Levitz SL Sacramento, L.L.C., HL Brea, L.L.C., HL Deptford, L.L.C., HL Hayward, L.L.C., HL San Jose, L.L.C., HL Scottsdale, L.L.C., HL Torrance, L.L.C., HL Irvine 1, L.L.C., HL West Covina, L.L.C., HL Glendale, L.L.C. and HL Northridge, L.L.C., each a Delaware limited liability company, Levitz SL Langhorne, L.P. and HL Fairless Hills, L.P., each a Delaware limited partnership (each, together with its permitted successors and assigns, a “Borrower”, and collectively, together with their respective permitted successors and assigns, “ Borrowers ”), dated June 1, 2006 (24)

10.57

Consent and Assumption Agreement between Thor Chestnut Hill, LP, Thor Chestnut Hill II, LP, Acadia Chestnut, LLC, Acadia Realty Limited Partnership and Wells Fargo Bank, N.A. dated June 9, 2006, original Mortgage and Security Agreement between Thor Chestnut Hill, LP and Thor Chestnut Hill II, LP and Column Financial, Inc. dated June 5, 2003 and original Assignment of Leases and Rents from Thor Chestnut Hill, LP and Thor Chestnut Hill II, LP to Column Financial, Inc. dated June 2003. (24)

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

10.60	Loan Agreement between Bank of America, N.A. and RD Branch Associates, LP dated December 19, 2006. (26)

10.61	Loan Agreement between 239 Greenwich Associates Limited Partnership and Wachovia Bank, National Association dated January 25, 2007. (28)

10.62	Revolving Credit Agreement between Acadia Realty Limited Partnership and Washington Mutual Bank dated March 29, 2007. (28)

10.63	Loan Agreement between Acadia Merrillville Realty, L.P. and Bear Stearns Commercial Mortgage, Inc dated July 2, 2007. (29)

10.64	Promissory Note between Acadia Merrillville Realty, L.P. and Bear Stearns Commercial Mortgage, Inc dated July 2, 2007. (29)

10.65	Loan Agreement Note between APA 216th Street and Bank of America, N.A. dated September 11, 2007. (29)

10.66	Promissory Note between APA 216th Street and Bank of America, N.A. dated September 11, 2007. (29)

10.67	Acquisition and Project Loan agreement between Acadia – PA East Fordham Acquisitions, LLC and Eurohypo AG, New York Branch dated October 5, 2007 (30)

Exhibit No.	Description

10.68	Building Loan Agreement between Acadia – PA East Fordham Acquisitions, LLC and Eurohypo AG, New York Branch dated October 5, 2007 (30)

10.69	Revolving credit agreement between Acadia Strategic Opportunity Fund III, LLC. and Bank of America, N.A. dated October 10, 2007 (30)

10.70	Mortgage Consolidation and Modification Agreement between Acadia Tarrytown LLC and Anglo Irish Bank Corporation, PLC dated October 30, 2007 (30)

10.71	Project Loan Agreement between P/A – Acadia Pelham Manor, LLC and Bear Stearns Commercial Mortgage, Inc. dated December 10, 2007 (30)

10.72	Building Loan Agreement P/A – Acadia Pelham Manor, LLC and Bear Stearns Commercial Mortgage, Inc. dated December 10, 2007 (30)

10.73	Project Loan Agreement between Acadia Atlantic Avenue, LLC and Bear Stearns Commercial Mortgage, Inc. dated December 26, 2007 (30)

10.74	Building Loan Agreement between Acadia Atlantic Avenue, LLC and Bear Stearns Commercial Mortgage, Inc. dated December 26, 2007 (30)

10.75

Certain information regarding the compensation arrangements with certain officers of registrant (Incorporated by reference to Item 5.02 of the registrant’s Form 8-K filed with the SEC on February 4, 2008)

10.76

Real Estate Purchase and Sale Agreement between Suffern Self Storage, L.L.C., Jersey City Self Storage, L.L.C., Linden Self Storage, L.L.C., Webster Self Storage, L.L.C., Bronx Self Storage, L.L.C., American Storage Properties North LLC, and The Storage Company LLC (collectively, as Seller) and Acadia Storage Post LLC, a Delaware limited liability company, as Buyer, for ten Properties and Storage Facilities located thereon (31)

10.77

Real Estate Purchase and Sale Agreement between American Storage Properties North LLC, as Seller and Acadia Storage Post Metropolitan Avenue LLC, as Buyer for 4805 Metropolitan Avenue, Unit 2, Maspeth, Queens, New York (31)

10.78

First Amendment to Real Estate Purchase and Sale Agreement between Suffern Self Storage, L.L.C., Jersey City Self Storage, L.L.C., Linden Self Storage, L.L.C., Webster Self Storage, L.L.C., Bronx Self Storage, L.L.C., American Storage Properties North LLC, and The Storage Company LLC (collectively, “Seller”) and Acadia Storage Post LLC (“Buyer”) (31)

10.79	Amended and Restated Agreement of Limited Partnership of the Operating Partnership (11)

10.80	First and Second Amendments to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership (11)

10.81	Third Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership (18)

10.82	Fourth Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership (18)

21	List of Subsidiaries of Acadia Realty Trust (34)

23.1	Consent of Registered Public Accounting Firm to incorporation by reference its reports into Forms S-3 and Forms S-8 (34)

31.1	Certification of Chief Executive Officer pursuant to rule 13a–14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (34)

31.2	Certification of Chief Financial Officer pursuant to rule 13a–14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (34)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (34)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (34)

Exhibit No.	Description

99.1	Certificate of Designation of Series A Preferred Operating Partnership Units of Limited Partnership Interest of Acadia Realty Limited Partnership (2)

99.2	Certificate of Designation of Series B Preferred Operating Partnership Units of Limited Partnership Interest of Acadia Realty Limited Partnership (18)

Notes:

(1)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal Year ended December 31, 1994

(2)	Incorporated by reference to the copy thereof filed as an Exhibit to Company’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 1997

(3)	Incorporated by reference to the copy thereof filed as an Exhibit to Company’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 1998

(4)	Incorporated by reference to the copy thereof filed as an Exhibit to Company’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 1998

(5)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Registration Statement on Form S-11 (File No.33-60008)

(6)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form10-K filed for the fiscal year ended December 31, 1998

(7)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form10-K filed for the fiscal year ended December 31, 1999

(8)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Registration Statement on Form S-8 filed September 28, 1999

(9)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Form 8-K filed on April 20, 1998

(10)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Form 10-K filed for the fiscal year ended December 31, 2000

(11)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Registration Statement on Form S-3 filed on March 3, 2000

(12)	Incorporated by reference to the copy thereof filed as an Exhibit to Company’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 2001

(13)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001

(14)	Incorporated by reference to the copy thereof filed as an Exhibit to Yale University’s Schedule 13D filed on September 25, 2002

(15)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2002

(16)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Definitive Proxy Statement on Schedule 14A filed April 29, 2003.

(17)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Current Report on Form 8-K filed on July 2, 2003

(18)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2003

(19)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2004.

(20)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2004.

(21)	Management contract or compensatory plan or arrangement.

(22)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2005.

(23)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Current Report on Form 8-K filed on January 4, 2006

Notes:
(24)	Incorporated by reference to the copy thereof filed as an Exhibit to Company’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2006

(25)	Incorporated by reference to the copy thereof filed as an Exhibit to Company’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 2006

(26)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Current Report on Form 8-K filed on January 19, 2007

(27)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2006.

(28)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2007.

(29)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 2007.

(30)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Quarterly Report on Form 10-K filed for the year ended December 31, 2007.

(31)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2008.

(32)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2009.

(33)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 2009.

(34)	Filed herewith.

ACADIA REALTY TRUST AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Shareholders and Trustees of
Acadia Realty Trust

We have audited the accompanying consolidated balance sheets of Acadia Realty Trust and subsidiaries (the “Company”) as of December 31, 2009 and 2008 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. In connection with our audits of the financial statements we have also audited the accompanying financial statement schedule listed on page F-1. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Acadia Realty Trust and subsidiaries at December 31, 2009, and 2008 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with generally accepted accounting principles in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company retrospectively changed its method of accounting for its convertible debt instruments with the adoption of the guidance originally issued in FSP APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (ASC Topic 470-20, “Debt with Conversion and Other Options”) effective January 1, 2009. The Company also retrospectively changed its presentation of non-controlling interests with the adoption of the guidance originally issued in SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (ASC Topic 810-10, “Consolidation”) effective January 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Acadia Realty Trust and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 1, 2010 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

New York, New York
March 1, 2010

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008

	(dollars in thousands)
ASSETS
Operating real estate
Land	$221,740	$192,496
Buildings and improvements	845,751	648,112
Construction in progress	2,575	16,618

	1,070,066	857,226
Less: accumulated depreciation	193,745	165,067

Net operating real estate	876,321	692,159
Real estate under development	137,340	234,769
Cash and cash equivalents	93,808	86,691
Cash in escrow	8,582	6,794
Investments in and advances to unconsolidated affiliates	51,712	54,978
Rents receivable, net	16,782	12,648
Notes receivable and preferred equity investment, net	125,221	125,587
Deferred charges, net of amortization	28,311	21,899
Acquired lease intangibles, net of amortization	22,382	19,476
Prepaid expenses and other assets, net of amortization	22,005	31,692
Assets of discontinued operations	—	4,690

	$1,382,464	$1,291,383

LIABILITIES AND SHAREHOLDERS’ EQUITY
Mortgage notes payable	$732,287	$653,543
Convertible notes payable, net of unamortized discount of $2,105 and $6,597, respectively	47,910	100,403
Acquired lease and other intangibles, net of amortization	6,753	6,506
Accounts payable and accrued expenses	17,548	22,179
Dividends and distributions payable	7,377	25,514
Distributions in excess of income from, and investments in, unconsolidated affiliates	20,589	20,633
Other liabilities	17,523	18,896
Liabilities of discontinued operations	—	1,481

Total liabilities	849,987	849,155

Shareholders’ equity:
Common shares, $.001 par value, authorized 100,000,000 shares, issued and outstanding 39,787,018 and 32,357,530 shares, respectively	40	32
Additional paid-in capital	299,014	218,527
Accumulated other comprehensive loss	(2,994)	(4,508)
Retained earnings	16,125	13,671

Total Common Shareholders equity	312,185	227,722
Noncontrolling interests in subsidiaries	220,292	214,506

Total equity	532,477	442,228

	$1,382,464	$1,291,383

The accompanying notes are an integral part of these consolidated financial statements

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
	2009	2008	2007

	(dollars in thousands except per share amounts)

Revenues
Minimum rents	$96,239	$77,610	$65,908
Percentage rents	477	510	526
Expense reimbursements	20,982	16,789	13,259
Lease termination income	2,751	23,961	—
Other property income	2,895	1,099	855
Management fee income	1,961	3,434	4,064
Interest income	20,340	14,533	10,315
Other income	1,700	—	165

Total revenues	147,345	137,936	95,092

Operating Expenses
Property operating	29,829	24,092	13,792
Real estate taxes	16,812	12,123	9,415
General and administrative	22,013	24,545	22,929
Depreciation and amortization	37,218	33,334	25,114
Abandonment of project costs	2,487	630	129
Reserve for notes receivable	1,734	4,392	—

Total operating expenses	110,093	99,116	71,379

Operating income	37,252	38,820	23,713
Equity in (losses) earnings of unconsolidated affiliates	(1,529)	19,906	6,619
Impairment of investment in unconsolidated affiliate	(3,768)	—	—
Interest and other finance expense	(32,154)	(28,893)	(24,564)
Gain on debt extinguishment	7,057	1,523	—
Gain on sale of land	—	763	—

Income from continuing operations before income taxes	6,858	32,119	5,768
Income tax expense	(1,541)	(3,362)	(297)

Income from continuing operations	5,317	28,757	5,471

Discontinued operations
Operating income from discontinued operations	246	1,498	1,975
Gain on sale of property	7,143	7,182	5,271

Income from discontinued operations	7,389	8,680	7,246

Extraordinary item
Share of extraordinary gain from investment in unconsolidated affiliate	—	—	30,200
Income tax provision	—	—	(2,356)

Income from extraordinary item	—	—	27,844

Net income	12,706	37,437	40,561

Loss (income) attributable to noncontrolling interests in subsidiaries:
Continuing operations	23,282	(11,630)	9,558
Discontinued operations	(4,855)	(739)	(606)
Extraordinary item	—	—	(24,167)

Net loss (income) attributable to noncontrolling interests in subsidiaries	18,427	(12,369)	(15,215)

Net income attributable to Common Shareholders	$31,133	$25,068	$25,346

Income from continuing operations attributable to Common Shareholders	$28,599	$17,127	$15,029
Income from discontinued operations attributable to Common Shareholders	2,534	7,941	6,640
Income from extraordinary item attributable to Common Shareholders	—	—	3,677

Net income attributable to Common Shareholders	$31,133	$25,068	$25,346

Basic earnings per share
Income from continuing operations	$0.75	$0.51	$0.45
Income from discontinued operations	0.07	0.23	0.20
Income from extraordinary item	—	—	0.11

Basic earnings per share	$0.82	$0.74	$0.76

Diluted earnings per share
Income from continuing operations	$0.75	$0.50	$0.44
Income from discontinued operations	0.07	0.23	0.19
Income from extraordinary item	—	—	0.11

Diluted earnings per share	$0.82	$0.73	$0.74

The accompanying notes are an integral part of these consolidated financial statements

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(amounts in thousands, except per share amounts)

				Accumulated Other Comprehensive Loss		Total Common Shareholders’ Equity

	Common Shares		Additional Paid-in		Retained		Noncontrolling	Total Shareholders’
	Shares	Amount	Capital		Earnings		Interests	Equity

Balance as originally stated at January 1, 2007	31,773	$31	$227,555	$(234)	$13,767	$241,119	$113,736	$354,855
Adjustment Due to ASC 470-20 cumulative effect of accounting change			9,544		(96)	9,448		9,448

Revised balance as of January 1, 2007	31,773	31	237,099	(234)	13,671	250,567	113,736	364,303
Conversion of 4,000 Series B Preferred OP Units to Common Shares by limited partners of the Operating Partnership	312	—	4,000	—	—	4,000	(4,000)	—
Employee Restricted Share awards	103	1	3,151	—	—	3,152	134	3,286
Dividends declared ($1.0325 per Common Share)	—	—	(8,349)	—	(25,346)	(33,695)	(690)	(34,385)
Employee exercise of 17,474 options to purchase Common Shares	17	—	174	—	—	174	—	174
Common Shares issued under Employee Share Purchase Plan	7	—	183	—	—	183	—	183
Issuance of Common Shares to Trustees	13	—	346	—	—	346	—	346
Employee Restricted Shares cancelled	(41)	—	(1,094)	—	—	(1,094)	—	(1,094)
Conversion options on Convertible Notes issued (Note 11)	—	—	1,457	—	—	1,457	—	1,457
Noncontrolling interest distributions	—	—	—	—	—	—	(63,691)	(63,691)
Noncontrolling interest contributions	—	—	—	—	—	—	110,542	110,542

Net income	—	—	—	—	25,346	25,346	15,216	40,562
Unrealized loss on valuation of swap agreements	—	—	—	(921)	—	(921)	(136)	(1,057)
Amortization of derivative instrument	—	—	—	202	—	202	—	202

Total comprehensive income	—	—	—	—	—	24,627	15,080	39,707

Balance at December 31, 2007	32,184	32	236,967	(953)	13,671	249,717	171,111	420,828

Employee Restricted Share awards	137	—	2,917	—	—	2,917	1,863	4,780
Dividends declared ($1.39 per Common Share)	—	—	(20,385)	—	(25,068)	(45,453)	(1,192)	(46,645)
Employee exercise of 110,245 options to purchase Common Shares	110	—	841	—	—	841	—	841
Common Shares issued under Employee Share Purchase Plan	7	—	180	—	—	180	—	180
Issuance of Common Shares to Trustees	2	—	81	—	—	81	—	81
Employee Restricted Shares cancelled	(83)	—	(1,997)	—	—	(1,997)	—	(1,997)
Conversion options on Convertible Notes purchased (Note 11)	—	—	(77)	—	—	(77)	—	(77)
Noncontrolling interest distributions	—	—	—	—	—	—	(15,347)	(15,347)
Noncontrolling interest contributions	—	—	—	—	—	—	46,014	46,014

Net income	—	—	—	—	25,068	25,068	12,369	37,437
Unrealized loss on valuation of swap agreements	—	—	—	(4,179)	—	(4,179)	(421)	(4,600)
Reclassification of realized interest on swap agreements	—	—	—	624	—	624	109	733

Total comprehensive income	—	—	—	—	—	21,513	12,057	33,570

Balance at December 31, 2008	32,357	32	218,527	(4,508)	13,671	227,722	214,506	442,228

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(amounts in thousands, except per share amounts)

			Additional Paid-in Capital	Accumulated Other Comprehensive Loss		Total Common Shareholders’ Equity		Total Shareholders’ Equity

	Common Shares				Retained Earnings		Noncontrolling Interests
	Shares	Amount

Conversion of 15,666 OP Units to Common Shares by limited partners of the Operating Partnership	16	—	90	—	—	90	(90)	—
Issuance of Common Shares through special dividend	1,287	2	16,190	—	—	16,192	—	16,192
Employee Restricted Share awards	253	—	2,957	—	—	2,957	890	3,847
Dividends declared ($0.75 per Common Share)	—	—	—	—	(28,679)	(28,679)	(795)	(29,474)
Employee exercise of 258,900 options to purchase Common Shares	259	—	1,556	—	—	1,556	—	1,556
Common Shares issued under Employee Share Purchase Plan	9	—	106	—	—	106	—	106
Issuance of Common Shares to Trustees	25	—	635	—	—	635	—	635
Employee Restricted Shares cancelled	(359)	—	(5,423)	—	—	(5,423)	—	(5,423)
Issuance of Common Shares, net of issuance costs	5,750	6	65,216	—	—	65,222	—	65,222
Deferred shares converted to Common Shares	190	—	—	—	—	—	—	—
Conversion options on Convertible Notes purchased (Note 11)	—	—	(840)	—	—	(840)	—	(840)
Noncontrolling interest distributions	—	—	—	—	—	—	(1,624)	(1,624)
Noncontrolling interest contributions	—	—	—	—	—	—	25,653	25,653
Net income	—	—		—	31,133	31,133	(18,427)	12,706
Unrealized loss on valuation of swap agreements	—	—	—	(912)	—	(912)	319	(593)
Reclassification of realized interest on swap agreements	—	—	—	2,426	—	2,426	(140)	2,286

Total comprehensive income (loss)	—	—	—	—	—	32,647	(18,248)	14,399

Balance at December 31, 2009	39,787	$40	$299,014	$(2,994)	$16,125	$312,185	$220,292	$532,477

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2009	2008	2007

	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,706	$37,437	$40,561
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,242	34,908	28,361
Gain on sale of property	(7,143)	(7,945)	(5,271)
Gain on debt extinguishment	(7,057)	(1,523)	—
Amortization of lease intangibles	5,006	6,856	722
Amortization of mortgage note premium	(36)	(782)	(111)
Amortization of discount on convertible debt	1,280	2,101	1,991
Non-cash accretion of notes receivable	(5,352)	(2,367)	(148)
Share compensation expense	3,969	3,434	3,285
Equity in (earnings) losses of unconsolidated affiliates	1,529	(19,906)	(36,819)
Impairment of investment in unconsolidated affiliate	3,768	—	—
Distributions of operating income from unconsolidated affiliates	880	14,420	36,666
Abandonment of project costs	2,487	630	129
Amortization of derivative settlement included in interest expense	—	—	202
Reserve for notes receivable	1,734	4,392	—
Provision for bad debt	4,132	3,593	881
Changes in assets and liabilities:
Changes in assets and liabilities
Cash in escrows	(1,788)	(157)	667
Rents receivable	(8,370)	(2,305)	(2,061)
Prepaid expenses and other assets, net	8,156	(15,865)	24,074
Accounts payable and accrued expenses	(5,902)	8,368	4,962
Other liabilities	221	1,228	7,203

Net cash provided by operating activities	47,462	66,517	105,294

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate and improvements	(127,322)	(245,033)	(210,356)
Deferred acquisition and leasing costs	(11,368)	(6,068)	(1,746)
Investments in and advances to unconsolidated affiliates	(5,603)	(7,918)	(39,712)
Return of capital from unconsolidated affiliates	4,705	4,052	26,625
Repayments of notes receivable	13,614	19,922	11,071
Advances on notes receivable	(9,362)	(90,847)	(14,548)
Proceeds from sale of property	11,956	23,627	19,668

Net cash used in investing activities	(123,380)	(302,265)	(208,998)

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2009	2008	2007

	(dollars in thousands)

CASH FLOWS FROM FINANCING ACTIVITIES:

Principal payments on mortgage notes	(182,610)	(68,412)	(165,451)
Proceeds received on mortgage notes	260,065	281,192	222,218
Purchase of convertible notes	(46,736)	(6,042)	—
Proceeds received on convertible notes	—	—	15,000
Increase in deferred financing and other costs	(1,755)	(1,763)	(4,128)
Capital contributions from noncontrolling interests in partially-owned affiliates	25,653	46,014	110,542
Distributions to noncontrolling interests in partially-owned affiliates	(1,624)	(15,347)	(63,662)
Dividends paid to Common Shareholders	(30,163)	(34,710)	(26,039)
Distributions to noncontrolling interests in Operating Partnership	(1,222)	(809)	(527)
Distributions on preferred Operating Partnership Units to noncontrolling interests	(33)	(27)	(86)
Proceeds from issuance of Common Shares, net of issuance costs	65,222	—	—
Cancellation of Common Shares	(5,424)	(2,102)	(1,094)
Common Shares issued under Employee Share Purchase Plan	106	261	529
Exercise of options to purchase Common Shares	1,556	841	174

Net cash provided by financing activities	83,035	199,096	87,476

Increase (decrease) in cash and cash equivalents	7,117	(36,652)	(16,228)
Cash and cash equivalents, beginning of period	86,691	123,343	139,571

Cash and cash equivalents, end of period	$93,808	$86,691	$123,343

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, including capitalized interest of $3,516, $6,779, and $3,031, respectively	$33,699	$33,778	$26,705

Cash paid for income taxes	$777	$6,633	$348

Supplemental disclosure of non-cash investing and financing activities:

Acquisition of real estate through assumption of debt	$—	$39,967	$—

Issuance of notes receivable in connection with sale of real estate	$—	$—	$(18,000)

Dividends paid through the issuance of Common Shares	$16,192	$—	$—

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

As of December 31, 2009, the Company operated 79 properties, which it owns or has an ownership interest in, principally located in the Northeast, Mid-Atlantic and Midwest regions of the United States.

All of the Company’s assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership (the “Operating Partnership”) and entities in which the Operating Partnership owns a controlling interest. As of December 31, 2009, the Trust controlled 98% of the Operating Partnership as the sole general partner. As the general partner, the Trust is entitled to share, in proportion to its percentage interest, in the cash distributions and profits and losses of the Operating Partnership. The limited partners represent entities or individuals who contributed their interests in certain properties or entities to the Operating Partnership in exchange for common or preferred units of limited partnership interest (“Common or Preferred OP Units”). Limited partners holding Common OP Units are generally entitled to exchange their units on a one-for-one basis for common shares of beneficial interest of the Trust (“Common Shares”). This structure is referred to as an umbrella partnership REIT or “UPREIT.”

During September of 2001, the Company formed a partnership, Acadia Strategic Opportunity Fund I, LP (“Fund I”), and during August of 2004 formed a limited liability company, Acadia Mervyn Investors I, LLC (“Mervyns I”), with four institutional investors. The Operating Partnership committed a total of $20.0 million to Fund I and Mervyns I, and the four institutional shareholders committed a total of $70.0 million for the purpose of acquiring real estate investments. As of December 31, 2009, Fund I was fully invested, with the Operating Partnership having contributed $16.5 million to Fund I and $2.7 million to Mervyns I.

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

During June of 2004, the Company formed Acadia Strategic Opportunity Fund II, LLC (“Fund II”), and during August 2004 formed Acadia Mervyn Investors II, LLC (“Mervyns II”), with the investors from Fund I as well as two additional institutional investors with a total of $300.0 million of committed discretionary capital. The Operating Partnership’s share of committed capital is $60.0 million. The Operating Partnership is the managing member with a 20% interest in both Fund II and Mervyns II. The terms and structure of Fund II and Mervyns II are substantially the same as Fund I and Mervyns I, including the Promote structure, with the exception that the Preferred Return is 8%. As of December 31, 2009, the Operating Partnership had contributed $37.1 million to Fund II and $7.6 million to Mervyns II.

During May of 2007, the Company formed Acadia Strategic Opportunity Fund III LLC (“Fund III”) with fourteen institutional investors, including a majority of the investors from Fund I and Fund II with a total of $503.0 million of committed discretionary capital. The Operating Partnership’s share of the invested capital is $100.0 million and it is the managing member with a 19.9% interest in Fund III. The terms and structure of Fund III are substantially the same as the previous Funds I and II, including the Promote structure, with the exception that the Preferred Return is 6%. As of December 31, 2009, the Operating Partnership had contributed $19.2 million to Fund III.

Principles of Consolidation

The consolidated financial statements include the consolidated accounts of the Company and its controlling investments in partnerships and limited liability companies in which the Company is presumed to have control in accordance Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810 “Consolidation” (formerly Emerging Issues Task Force (“EITF”) Issue No. 04-5) (“ASC Topic 810”). The ownership interests of other investors in these entities are recorded as noncontrolling interests. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in entities for which the Company has the ability to exercise significant influence over, but does not have financial or operating control, are accounted for using the equity method of accounting. Accordingly, the Company’s share of the earnings (or loss) of these entities are included in consolidated net income.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Basis of Presentation and Summary of Significant Accounting Policies, continued

Principles of Consolidation, continued

Variable interest entities within the scope of ASC Topic 810 (formerly FASB Interpretation No. 46-R, “Consolidation of Variable Interest Entities”) are required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that bears a majority of the entity’s expected losses, receives a majority of its expected returns, or both. Management has evaluated the applicability of ASC Topic 810 to its investments in certain joint ventures and determined that these joint ventures are not variable interest entities or that the Company is not the primary beneficiary and, therefore, consolidation of these ventures is not required. These investments are accounted for using the equity method.

Investments in and Advances to Unconsolidated Joint Ventures

The Company accounts for its investments in unconsolidated joint ventures using the equity method as it does not exercise control over significant asset decisions such as buying, selling or financing nor is it the primary beneficiary under ASC Topic 810, as discussed above. The Company does have significant influence over the investments which requires equity method accounting. Under the equity method, the Company increases its investment for its proportionate share of net income and contributions to the joint venture and decreases its investment balance by recording its proportionate share of net loss and distributions. The Company recognizes income for distributions in excess of its investment where there is no recourse to the Company. For investments in which there is recourse to the Company, distributions in excess of the investment are recorded as a liability. Although the Company accounts for its investment in Albertson’s (Note 4) under the equity method of accounting, the Company adopted the policy of not recording its equity in earnings or losses of this unconsolidated affiliate until it receives the audited financial statements of Albertson’s to support the equity earnings or losses in accordance with ASC Topic 323 “Investments – Equity Method and Joint Ventures” (formerly Accounting Principles Board (“APB”) 18 “Equity Method of Accounting for Investments in Common Stock”).

The Company periodically reviews its investment in unconsolidated joint ventures for other than temporary losses in investment value. Any decline that is not expected to be recovered is considered other than temporary and an impairment charge is recorded as a reduction in the carrying value of the investment. During the year ended December 31, 2009, the Company recorded a $3.8 million impairment charge related to a Fund I unconsolidated joint venture. No impairment charges related to the Company’s investment in unconsolidated joint ventures were recognized for the years ended December 31, 2008 and 2007.

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

Upon acquisitions of real estate, the Company assesses the fair value of acquired assets (including land, buildings and improvements, and identified intangibles such as above and below market leases and acquired in-place leases and customer relationships) and acquired liabilities in accordance with ASC Topic 805 “Business Combinations” (formerly SFAS No. 141, “Business Combinations”)

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Basis of Presentation and Summary of Significant Accounting Policies, continued

Real Estate, continued

and ASC Topic 350 “Intangibles – Goodwill and Other” (formerly SFAS No. 142, “Goodwill and Other Intangible Assets”), and allocates acquisition price based on these assessments. The Company assesses fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property.

The Company reviews its long-lived assets used in operations for impairment when there is an event, or change in circumstances that indicates that the carrying amount may not be recoverable. The Company records impairment losses and reduces the carrying value of properties when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases where the Company does not expect to recover its carrying costs on properties held for use, the Company reduces its carrying cost to fair value, and for properties held for sale, the Company reduces its carrying value to the fair value less costs to sell. During the years ended December 31, 2009, 2008 and 2007, no impairment losses were recognized. Management does not believe that the values of its properties within the portfolio are impaired as of December 31, 2009.

Sale of Real Estate

The Company recognizes property sales in accordance with ASC Topic 970 “Real Estate” (formerly SFAS No. 66, “Accounting for Sales of Real Estate”). The Company generally records the sales of operating properties and outparcels using the full accrual method at closing when the earnings process is deemed to be complete. Sales not qualifying for full recognition at the time of sale are accounted for under other appropriate deferral methods.

Real Estate Held for Sale

The Company evaluates the held-for-sale classification of its real estate each quarter. Assets that are classified as held for sale are recorded at the lower of their carrying amount or fair value less cost to sell. Assets are generally classified as held for sale once management has initiated an active program to market them for sale and has received a firm purchase commitment. The results of operations of these real estate properties are reflected as discontinued operations in all periods reported.

On occasion, the Company will receive unsolicited offers from third parties to buy individual Company properties. Under these circumstances, the Company will classify the properties as held for sale when a sales contract is executed with no contingencies and the prospective buyer has funds at risk to ensure performance.

Deferred Costs

Fees and costs paid in the successful negotiation of leases are deferred and are being amortized on a straight-line basis over the terms of the respective leases. Fees and costs incurred in connection with obtaining financing are deferred and are amortized over the term of the related debt obligation.

Management Contracts

Income from management contracts is recognized on an accrual basis as such fees are earned. The initial acquisition cost of the management contracts are amortized over the estimated lives of the contracts acquired.

Revenue Recognition and Accounts Receivable

Leases with tenants are accounted for as operating leases. Minimum rents are recognized on a straight-line basis over the term of the respective leases, beginning when the tenant takes possession of the space. As of December 31, 2009 and 2008, included in rents receivable, net on the accompanying consolidated balance sheet, unbilled rents receivable relating to straight-lining of rents were $12.7 million and $11.1 million, respectively. Certain of these leases also provide for percentage rents based upon the level of sales achieved by the tenant. Percentage rent is recognized in the period when the tenants’ sales breakpoint is met. In addition, leases typically provide for the reimbursement to the Company of real estate taxes, insurance and other property operating expenses. These reimbursements are recognized as revenue in the period the expenses are incurred.

The Company makes estimates of the uncollectability of its accounts receivable related to tenant revenues. An allowance for doubtful accounts has been provided against certain tenant accounts receivable that are estimated to be uncollectible. Once the amount is ultimately deemed to be uncollectible, it is written off. Rents receivable at December 31, 2009 and 2008 are shown net of an allowance for doubtful accounts of $7.0 million and $5.7 million, respectively.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Basis of Presentation and Summary of Significant Accounting Policies, continued

Notes Receivable and Preferred Equity Investments

Notes receivable and preferred equity investments are intended to be held to maturity and are carried at amortized cost. Interest income from notes receivable and preferred equity investments are recognized on the effective interest method over the expected life of the loan. Under the effective interest method, interest or fees to be collected at the origination of the loan or the payoff of the loan are recognized over the term of the loan as an adjustment to yield.

Allowances for real estate notes receivable are established based upon management’s quarterly review of the investments. In performing this review, management considers the estimated net recoverable value of the loan as well as other factors, including the fair value of any collateral, the amount and status of any senior debt, and the prospects for the borrower. Because this determination is based upon projections of future economic events, which are inherently subjective, the amounts ultimately realized from the loans may differ materially from the carrying value at the balance sheet date. Interest income recognition is generally suspended for loans when, in the opinion of management, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the suspended loan becomes contractually current and performance is demonstrated to be resumed.

During 2009, the Company provided a $1.7 million reserve on a note receivable as a result of the loss of an anchor tenant at the underlying collateral property. During 2008, the Company provided a $4.4 million reserve on a note receivable collateralized by in interest in an entity owning retail complexes associated with seven public rest stops along the toll roads in and around Chicago, Illinois. The note and all accrued interest was subsequently cancelled during 2009. Management believes that the balance of notes receivable are collectible as of December 31, 2009.

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

Although it may qualify for REIT status for Federal income tax purposes, the Company is subject to state income or franchise taxes in certain states in which some of its properties are located. In addition, taxable income from non-REIT activities managed through the Company’s taxable REIT subsidiary (“TRS”) is fully subject to Federal, state and local income taxes.

TRS income taxes are accounted for under the liability method as required by ASC Topic 740 “Income Taxes” (formerly SFAS No. 109, “Accounting for Income Taxes”). Under the liability method, deferred income taxes are recognized for the temporary differences between the financial reporting basis and the tax basis of the TRS income, assets and liabilities.

In accordance with ASC Topic 740 “Income Taxes” (formerly FASB Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109”), the Company believes that it has appropriate support for the income tax positions taken and, as such, does not have any uncertain tax positions that result in a material impact on the Company’s financial position or results of operation. The prior three years’ income tax returns are subject to review by the Internal Revenue Service. The Company’s policy relating to interest and penalties is to recognize them as a component of the provision for income taxes.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Basis of Presentation and Summary of Significant Accounting Policies, continued

Stock-based Compensation

The Company accounts for stock options pursuant to ASC Topic 718 “Compensation – Stock Compensation” (formerly SFAS No. 123R “Accounting for Stock-Based Compensation”). As such, all equity based awards are reflected as compensation expense in the Company’s consolidated financial statements over their vesting period based on the fair value at the date the stock option was granted.

Recent Accounting Pronouncements

In June 2009, the FASB issued ASC Topic 105 “Generally Accepted Accounting Principles” (formerly Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”) (“ASC Topic 105”). ASC Topic 105 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with GAAP. It establishes the FASB Accounting Standards Codification (“ASC”) as the single source of authoritative accounting principles recognized by the FASB in the preparation of financial statements in conformity with GAAP. The ASC does not create new accounting and reporting guidance rather it reorganizes GAAP pronouncements into approximately 90 topics within a consistent structure. All guidance contained in the ASC carries an equal level of authority. Relevant portions of authoritative content, issued by the Securities and Exchange Commission (“SEC”), for SEC registrants, have been included in the ASC. ASC Topic 105 was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted ASC Topic 105 on September 30, 2009.

During December of 2007, the FASB issued ASC Topic 805 “Business Combinations” (formerly SFAS No. 141R, “Business Combinations”) (“ASC Topic 805”). ASC Topic 805 establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired (including intangibles), the liabilities assumed and any noncontrolling interest in the acquired entity. Effective January 1, 2009, the Company adopted ASC Topic 805 and it did not have a material impact on the Company’s financial position or results of operations.

During March of 2008, the FASB issued ASC Topic 815 “Derivatives and Hedging” (formerly SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133”) (“ASC Topic 815”). ASC Topic 815 amends SFAS No. 133 to provide additional information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. It requires enhanced disclosures about an entity’s derivatives and hedging activities. ASC 815 was effective for financial statements issued for fiscal years beginning after November 15, 2008. The adoption of ASC 815 did not have an impact on the Company’s financial condition or results of operations.

During June of 2008, the FASB ratified ASC Topic 815 (formerly EITF Issue 07-5 “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”. Paragraph 11(a) of SFAS 133 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. ASC Topic 815 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAF 133 paragraph 11(a) scope exception. ASC Topic 815 became effective on January 1, 2009. The adoption of ASC 815 did not have an impact on the Company’s financial position and results of operations.

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

The Company adopted ASC Topic 810 (formerly SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements). ASC Topic 810, among other things, provides guidance and establishes amended accounting and reporting standards for noncontrolling interests in a consolidated subsidiary and the deconsolidation of a subsidiary. Under ASC Topic 810, the Company now reports noncontrolling interests in subsidiaries as a separate component of equity in the consolidated financial statements and shows both net income and net loss attributable to the noncontrolling interests and net income attributable to the controlling interests on the face of the Consolidated Statements of Income.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Basis of Presentation and Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements, continued

The Company adopted ASC Topic 470-20 “Debt with Conversion and Other Options” (formerly FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion Including Partial Cash Settlement”), (“ASC Topic 470-20”). ASC Topic 470-20 requires the proceeds from the issuance of convertible debt be allocated between a debt component and an equity component. The debt component is measured based on the fair value of similar debt without an equity conversion feature, and the equity component is determined as the residual of the fair value of the debt deducted from the original proceeds received. The resulting discount on the debt component is amortized over the period the convertible debt is expected to be outstanding, which is December 11, 2006 to December 20, 2011, as additional non-cash interest expense. The equity component recorded as additional paid-in capital was $11.3 million, which represented the difference between the proceeds from the issuance of the convertible notes payable and the fair value of the liability at the time of issuance. The additional non-cash interest expense recognized in the Consolidated Statements of Income was $1.3 million and $2.1 million for the fiscal years ended 2009 and 2008, respectively. Accumulated amortization related to the convertible notes payable was $0.7 million and $1.1 million as of December 31, 2009 and December 31, 2008, respectively, after giving effect to repurchases.

The following table shows the effect of the retrospective application and reclassification of (i) the consolidated balance sheet accounts for the year ended December 31, 2008 and (ii) the consolidated statement of income for the years ended December 31, 2008 and 2007 and consolidated statement of cash flow accounts for the years ended December 31, 2008 and 2007:

(dollars in thousands, except per share amounts)	December 31, 2008

Affected Consolidated Balance Sheet accounts	Before Adjustment	As Adjusted	Effect of Change

Deferred charges, net of amortization	$22,072	$21,899	$(173)

Convertible notes payable	$107,000	$100,403	$(6,597)

Minority interests	$214,506	$—	$(214,506)

Additional paid-in capital	$212,007	$218,527	$6,520

Retained earnings	$13,767	$13,671	$(96)

Noncontrolling interests in subsidiaries	$—	$214,506	$214,506

	Year ended December 31, 2008

Affected Consolidated Income Statement Accounts	Before Adjustment	As Adjusted	Effect of Change

Depreciation and amortization	$33,390	$33,334	$56

Interest expense	$26,792	$28,893	$(2,101)

Gain on debt extinguishment	$1,958	$1,523	$(435)

Income from continuing operations	$31,237	$28,757	$(2,480)

Net income	$39,917	$37,437	$(2,480)

Net income attributable to Common Shareholders	$27,548	$25,068	$(2,480)

Basic earnings per share	$0.81	$0.74	$(0.07)

Diluted earnings per share	$0.80	$0.73	$(0.07)

	Year ended December 31, 2007

	Before Adjustment	As Adjusted	Effect of Change

Depreciation and amortization	$25,181	$25,114	$67

Interest expense	$22,573	$24,564	$(1,991)

Income from continuing operations	$7,395	$5,471	$(1,924)

Net income	$42,485	$40,561	$(1,924)

Net income attributable to Common Shareholders	$27,270	$25,346	$(1,924)

Basic earnings per share	$0.81	$0.76	$(0.05)

Diluted earnings per share	$0.80	$0.74	$(0.06)

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Basis of Presentation and Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements, continued

Affected Consolidated Statement of Cash Flow Accounts	Year ended December 31, 2008

	Before Adjustment	As Adjusted	Effect of Change

Depreciation and amortization	$34,964	$34,908	$(56)

Gain on debt extinguishment	$(1,958)	$(1,523)	$435

Amortization of discount on convertible debt	$—	$2,101	$2,101

	Year ended December 31, 2007

	Before Adjustment	As Adjusted	Effect of Change

Depreciation and amortization	$28,428	$28,361	$(67)
Amortization of discount on convertible debt	$—	$1,991	$1,991

In April 2009, the FASB issued ASC Topic 825 “Financial Instruments” (formerly FSP SFAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments”) (“ASC Topic 825”). ASC Topic 825 amends SFAS No. 107, “Disclosures about Fair Values of Financial Instruments” and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” to require disclosures about fair value of financial instruments in interim financial statements. ASC Topic 825 is effective for interim periods ending after June 15, 2009. The Company adopted ASC Topic 825 and has provided the disclosures in Note 10 to the Consolidated Financial Statements. The adoption did not have an impact on the Company’s financial position and results of operations.

In May 2009, the FASB issued ASC Topic 855 “Subsequent Events” (formerly SFAS No. 165 “Subsequent Events”) (“ASC Topic 855”). ASC Topic 855 establishes general standards of accounting and disclosure for events that occur after the balance sheet date but before the financial statements are issued and was effective for interim or annual periods ending after June 15, 2009. The Company adopted ASC Topic 855 and the adoption did not have an impact on the Company’s financial position and results of operations.

In June 2009, the FASB issued ASC 810 (formerly SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)),” which changes the approach to determining the primary beneficiary of a variable interest entity and requires companies to more frequently assess whether they must consolidate a variable interest entity. ASC 810 is effective on the first annual reporting period that begins after November 15, 2009. The adoption of ASC 810 on January 1, 2010 did not have a material impact on the Company’s financial position and results of operations.

Comprehensive income

The following table sets forth comprehensive income for the years ended December 31, 2009, 2008 and 2007:

	Years ended December 31,

(dollars in thousands)	2009	2008	2007

Net income attributable to Common Shareholders	$31,133	$25,068	$25,346
Other comprehensive income (loss)	1,514	(3,555)	(719)

Comprehensive income attributable to Common Shareholders	$32,647	$21,513	$24,627

Other comprehensive income relates to the changes in the fair value of derivative instruments accounted for as cash flow hedges and the amortization, which is included in interest expense, of derivative instruments.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Basis of Presentation and Summary of Significant Accounting Policies, continued

The following table sets forth the change in accumulated other comprehensive loss for the years ended December 31, 2009 and 2008:

Accumulated other comprehensive loss

	Years ended December 31,

(dollars in thousands)	2009	2008

Beginning balance	$(4,508)	$(953)
Unrealized loss on valuation of derivative instruments and amortization of derivative	(912)	(4,179)

Reclassification of loss on derivative instruments to interest expense	2,426	624

Ending balance	$(2,994)	$(4,508)

2. Acquisition and Disposition of Properties and Discontinued Operations

A. Acquisition and Disposition of Properties

The Company has historically made acquisitions through its Opportunity Funds and the Operating Partnership.

Acquisitions

On January 29, 2009, the Company acquired the 642,000 square foot Cortlandt Towne Center in Cortlandt, NY for $78.0 million.

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

On May 31, 2007, the Company purchased a property located on Atlantic Avenue in Brooklyn, New York for $5.0 million. The property was redeveloped into a 110,000 square foot, six-story self-storage facility.

On June 13, 2007, the Company (approximately 25% of the invested equity), along with an unaffiliated partner (approximately 75% of the invested equity), acquired a leasehold interest in The Gallery at Fulton Street and adjacent parking garage located in downtown Brooklyn, New York for $115.0 million. The property has been demolished and redevelopment plans for CityPoint are in the design phase.

On October 31, 2007, the Company, in conjunction with an unaffiliated partner, P/A Associates, LLC (collectively, “Acadia-P/A”) acquired a 530,000 square foot warehouse building in Canarsie, Brooklyn for approximately $21.0 million. Demolition and construction has commenced on the 320,000 square foot mixed-use project.

On November 1, 2007, the Company, and an unaffiliated partner acquired a property in Westport, Connecticut for approximately $17.0 million. The plan is to redevelop the existing building into 30,000 square feet of retail and office use.

On November 5, 2007, the Company acquired a property in Sheepshead Bay, Brooklyn for approximately $20.0 million. Redevelopment plans for this property are in the design phase.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Acquisition and Disposition of Properties and Discontinued Operations, continued

Dispositions

During 2009, 2008 and 2007, the Company disposed of the following properties:

(dollars in thousands)

Property	Year sold	Sales Price	Gain/(Loss)	GLA

Blackman Plaza	2009	$2,500	$1,506	125,264
Six Kroger locations	2009	9,481	5,637	277,700
Village Apartments	2008	23,300	7,182	599,106
Amherst Marketplace & Sheffield Crossing	2007	26,000	7,516	192,479
Colony & GHT Apartments	2007	15,500	(2,245)	625,545

Total		$76,781	$19,596	1,820,094

B. Discontinued Operations

In accordance with ASC 205-20 “Presentation of Financial Statements, Discontinued Operations”, which requires discontinued operations presentation for disposals of a “component” of an entity, for all periods presented, the Company reclassified its consolidated statements of income to reflect income and expenses for properties that were sold prior to December 31, 2009, as discontinued operations and reclassified its consolidated balance sheets to reflect assets and liabilities related to such properties as assets and liabilities related to discontinued operations.

The combined assets and liabilities as of December 31, 2008 and results of operations of the properties classified as discontinued operations for the years ended December 31, 2009, 2008 and 2007 are summarized as follows:

ASSETS	December 31, 2008

(dollars in thousands)
Net real estate	$4,635
Rents receivable, net	12
Prepaid expenses and other assets, net	43

Total assets of discontinued operations	$4,690

LIABILITIES
Mortgage Notes Payable	1,325
Accounts payable and accrued expenses	57
Other liabilities	99

Total liabilities of discontinued operations	$1,481

	Years ended December 31,
STATEMENT OF OPERATIONS	2009	2008	2007

(dollars in thousands)
Total revenues	$644	$4,136	$12,948
Total expenses	398	2,638	10,973

Operating Income	246	1,498	1,975
Gain on sale of property	7,143	7,182	5,271

Income from discontinued operations	7,389	8,680	7,246

Income from discontinued operations attributable to noncontrolling interests in subsidaries	(4,855)	(739)	(606)

Income from discontinued operations attributable to Common Shareholders	$2,534	$7,941	$6,640

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Segment Reporting

The Company has five reportable segments: Core Portfolio, Opportunity Funds, Self-Storage Portfolio, Notes Receivable and Other. Notes Receivable consists of the Company’s notes receivable and preferred equity investment and related interest income. Other consists primarily of management fees and interest income. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates property performance primarily based on net operating income before depreciation, amortization and certain nonrecurring items. Investments in the Core Portfolio are typically held long-term. Given the contemplated finite life of the Opportunity Funds, these investments are typically held for shorter terms. Fees earned by the Company as the general partner/member of the Opportunity Funds are eliminated in the Company’s consolidated financial statements. The following table sets forth certain segment information for the Company, reclassified for discontinued operations, as of and for the years ended December 31, 2009, 2008, and 2007 (does not include unconsolidated affiliates):

	2009

(dollars in thousands)	Core Portfolio	Opportunity Funds	Storage Portfolio	Notes Receivable	Other	Elimination	Total

Revenues	$69,553	$44,326	$11,166	$19,156	$23,681	$(20,537)	$147,345
Property operating expenses and real estate taxes	21,335	15,427	11,029	—	—	(1,150)	46,641
Reserve for notes receivable	—	—	—	1,734	—	—	1,734
Abandonment of project costs	—	2,487	—	—	—	—	2,487
Other expenses	23,983	13,597	3	—	—	(15,570)	22,013

Income before depreciation and amortization	$24,235	$12,815	$134	$17,422	$23,681	$(3,817)	$74,470

Depreciation and amortization	$17,200	$17,051	$4,437	$—	$—	$(1,470)	$37,218

Interest and other finance expense	$18,744	$8,404	$5,006	$—	$—	$—	$32,154

Real estate at cost	$475,486	$534,393	$208,574	$—	$—	$(11,047)	$1,207,406

Total assets	$558,240	$607,706	$196,658	$125,221	$—	$(105,361)	$1,382,464

Expenditures for real estate and improvements	$1,938	$119,665	$10,996	$—	$—	$(5,277)	$127,322

Reconciliation to net income

Income before depreciation and amortization							$74,470
Depreciation and amortization							(37,218)
Equity in losses of unconsolidated partnerships							(1,529)
Interest and other finance expense							(32,154)
Gain on debt extinguishment							7,057
Impairment of investment in unconsolidated affiliate							(3,768)
Income tax provision							(1,541)
Income from discontinued operations							7,389

Net income							12,706

Net loss attributable to noncontrolling interests in subsidiaries							18,427

Net income attributable to Common Shareholders							$31,133

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Segment Reporting, continued

	2008

(dollars in thousands)	Core Portfolio	Opportunity Funds	Storage Portfolio	Notes Receivable	Other	Elimination	Total

Revenues	$65,347	$48,400	$5,589	$10,903	$30,928	$(23,231)	$137,936
Property operating expenses and real estate taxes	20,973	8,954	6,669	—	—	(381)	36,215
Reserve for notes receivable	—	—	—	4,392	—	—	4,392
Abandonment of project costs	—	630	—	—	—	—	630
Other expenses	26,007	16,131	58	—	—	(17,651)	24,545

Income before depreciation and amortization	$18,367	$22,685	$(1,138)	$6,511	$30,928	$(5,199)	$72,154

Depreciation and amortization	$20,296	$10,036	$3,002	$—	$—	$—	$33,334

Interest and other finance expense	$19,698	$5,549	$3,650	$—	$—	$(4)	$28,893

Real estate at cost	$474,684	$438,260	$186,529	$—	$—	$(7,478)	$1,091,995

Total assets	$567,882	$487,182	$194,992	$125,587	$—	$(84,260)	$1,291,383

Expenditures for real estate and improvements	$18,424	$94,191	$135,391	$—	$—	$(2,973)	$245,033

Reconciliation to net income

Income before depreciation and amortization							$72,154
Depreciation and amortization							(33,334)
Equity in earnings of unconsolidated partnerships							19,906
Interest and other finance expense							(28,893)
Gain on sale							763
Gain on debt extinguishment							1,523
Income tax provision							(3,362)
Income from discontinued operations							8,680

Net income							37,437
Net income attributable to noncontrolling interests in subsidiaries							(12,369)

Net income attributable to Common Shareholders							$25,068

	2007

(dollars in thousands)	Core Portfolio	Opportunity Funds	Storage Portfolio	Notes Receivable	Other	Elimination	Total

Revenues	$62,520	$17,901	$291	$3,682	$31,065	$(20,367)	$95,092
Property operating expenses and real estate taxes	18,467	4,264	756	—	—	(280)	23,207
Abandonment of project costs	—	129	—	—	—	—	129
Other expenses	25,217	12,903	—	—	—	(15,191)	22,929

Income (loss) before depreciation and amortization	$18,836	$605	$(465)	$3,682	$31,065	$(4,896)	$48,827

Depreciation and amortization	$17,394	$7,409	$311	$—	$—	$—	$25,114

Interest and other finance expense	$19,430	$5,291	$359	$—	$—	$(516)	$24,564

Real estate at cost	$458,042	$350,699	$12,407	$—	$—	$(3,528)	$817,620

Total assets	$578,310	$403,844	$15,200	$57,662	$—	$(56,233)	$998,783

Expenditures for real estate and improvements	$58,575	$149,453	$6,626	$—	$—	$(4,298)	$210,356

Reconciliation to net income

Income before depreciation and amortization							$48,827
Depreciation and amortization							(25,114)
Equity in earnings of unconsolidated partnerships							6,619
Interest and other finance expense							(24,564)
Income tax provision							(297)
Income from discontinued operations							7,246
Extraordinary item							27,844

Net and other finance income							40,561
Net income attributable to noncontrolling interests in subsidiaries							(15,215)

Net income attributable to Common Shareholders							$25,346

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Investments In and Advances to Unconsolidated Partnerships

Retailer Controlled Property Venture (“RCP Venture”)

During January of 2004, the Company commenced the RCP Venture with Klaff Realty, LP (“Klaff”) and Lubert-Adler Management, Inc., through a limited liability company (“KLA”), for the purpose of making investments in surplus or underutilized properties owned by retailers. As of December 31, 2009, the Company has invested $60.8 million through the RCP Venture on a non-recourse basis. Upon formation, it was contemplated the RCP Venture would invest $300.0 million, of which the Company’s share would be $60.0 million. Cash flow from any individual investment in which the RCP Venture participants elect to invest, is to be distributed to the participants until they have received a 10% cumulative return and a full return of all related contributions. Thereafter, remaining cash flow is to be distributed 20% to Klaff and 80% to the partners (including Klaff).

The table below summarizes the Company’s invested capital and distributions received from its RCP Venture investments.

Mervyns Department Stores

In September 2004, the Company made its first RCP Venture investment. Through Mervyns I and Mervyns II, the Company invested in a consortium to acquire the Mervyns Department Store chain (“Mervyns”) consisting of 262 stores (“REALCO”) and its retail operation (“OPCO”) from Target Corporation. To date, REALCO has disposed of a significant portion of the portfolio. In addition, in November 2007, the Company sold its interest in OPCO and, as a result, has no further investment in OPCO. Subsequent to the initial acquisition, the Company, through Mervyns I and Mervyns II, made additional investments of $2.9 million.

During the year ended December 31, 2009, REALCO recorded an impairment charge on its investment in certain locations and leasehold interests of which Mervyns I and II recognized a combined loss of $3.1 million. The Operating Partnership’s share of this loss, net of taxes, was $0.6 million.

Through December 31, 2009, the Company, through Mervyns I and Mervyns II, made additional investments in locations that are separate from the original investment (“Add-On Investments”) in Mervyns totaling $5.1 million. The Company accounts for these Add-On Investments using the cost method due to the minor ownership interest and the inability to exert influence over KLA’s operating and financial policies.

Albertson’s

During June of 2006, the RCP Venture made its second investment as part of an investment consortium, acquiring Albertson’s and Cub Foods, of which the Company’s share was $20.7 million. During February of 2007, the Company received a cash distribution of $44.4 million from this investment, which was sourced from the disposition of certain operating stores and a refinancing of the remaining assets held by Albertson’s. The Company recognized distributions in excess of its invested capital in income, including $30.2 million characterized as extraordinary consistent with the accounting treatment by Albertson’s. Through December 31, 2009, the Company has received additional distributions from this investment totaling $21.3 million.

Through December 31, 2009, the Company, through Mervyns II, made Add-On investments in Albertson’s totaling $2.4 million and received distributions totaling $1.2 million. The Company accounts for these Add-On investments using the cost method due to the minor ownership interest and the inability to exert influence over KLA’s operating and financial policies.

Other RCP Investments

During 2006, the Company, through Fund II, made investments of $1.1 million in Shopko and $0.7 million in Marsh. During 2007, Fund II received a $1.1 million cash distribution from the Shopko investment representing 100% of its invested capital. As of December 31, 2009, the Company, through Fund II, made investments of $2.0 million in additional Add-On investments in Marsh and has received distributions totaling $2.6 million.

During July of 2007, the RCP Venture acquired a portfolio of 87 retail properties from Rex Stores Corporation, which the Company invested through Mervyns II. The Company’s share of this investment was $2.7 million. In December of 2009, the Company received distributions of $0.4 million.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Investments In and Advances to Unconsolidated Partnerships, continued

The Company accounts for these other investments using the cost method due to its minor ownership interest and the inability to exert influence over KLA’s operating and financial policies.

The following table summarizes the Company’s RCP Venture investments from inception through December 31, 2009:

(dollars in thousands)

					Operating Partnership Share

Investor	Investment	Year Acquired	Invested Capital and Advances	Distributions	Invested Capital and Advances	Distributions

Mervyns I and Mervyns II	Mervyns	2004	$26,058	$45,966	$4,901	$11,251
Mervyns I and Mervyns II	Mervyns add-on investments	2005/2008	5,126	1,703	753	283
Mervyns II	Albertson’s	2006	20,717	65,757	4,239	13,151
Mervyns II	Albertson’s add-on investments	2006/2007	2,409	1,215	386	243
Fund II	Shopko	2006	1,100	1,100	220	220
Fund II	Marsh	2006	2,667	2,639	533	528
Mervyns II	Rex Stores	2007	2,701	400	535	80

Total			$60,778	$118,780	$11,567	$25,756

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

Other Investments

Fund I Investments

Fund I owns a 50% interest in the Sterling Heights Shopping Center which is accounted for using the equity method of accounting. During 2009, Fund I recorded an impairment charge of $3.8 million related to this investment.

Fund II Investments

Fund II’s approximately 25% investment in CityPoint is accounted for using the equity method. The Company has determined that CityPoint is a variable interest entity, and the Company is not the primary beneficiary. The Company’s maximum exposure is its current investment balance of $37.4 million.

As of December 31, 2009, there was $26.0 million of debt at CityPoint scheduled to mature during August of 2010. There are no options to extend this debt. Fund II and its unaffiliated joint venture partner’s (“JV Partner”) share of this debt was $6.1 million and $19.9 million, respectively. If CityPoint is unable to extend the maturity date of this debt, Fund II and its JV Partner may be required to fund their requisite share of capital to repay this obligation. In the event that the JV Partner does not fund its requisite share of capital, pursuant to the joint venture agreement, Fund II would have the option to fund the JV Partner’s share of capital to repay this debt either as a loan to the JV Partner or as additional equity in CityPoint.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Investments In and Advances to Unconsolidated Partnerships, continued

The following tables summarize the Company’s investments in unconsolidated affiliates as of December 31, 2009, December 31, 2008 and December 31, 2007.

	December 31, 2009

	RCP Venture	CityPoint	Brandywine Portfolio	Crossroads	Other Investments	Total

(dollars in thousands)
Balance Sheets
Assets
Rental property, net	$—	$—	$127,091	$4,968	$10,631	$142,690
Real Estate under development		166,381	—	—	—	166,381
Investment in unconsolidated affiliates	209,407	—	—	—	—	209,407
Other assets	—	3,265	11,388	4,322	1,976	20,951

Total assets	$209,407	$169,646	$138,479	$9,290	$12,607	$539,429

Liabilities and partners’ equity
Mortgage note payable	$—	$25,990	$166,200	$62,295	$4,200	$258,685
Other liabilities	—	2,096	7,762	977	1,250	12,085
Partners equity (deficit)	209,407	141,560	(35,483)	(53,982)	7,157	268,659

Total liabilities and partners’ equity	$209,407	$169,646	$138,479	$9,290	$12,607	$539,429

Company’s investment in and advances to unconsolidated affiliates	$12,832	$37,357	$—	$—	$1,523	$51,712

Share of distributions in excess of share of income and investment in unconsolidated affiliates	$—	$—	$(8,212)	$(12,377)	$—	$(20,589)

	December 31, 2008

	RCP Venture	CityPoint	Brandywine Portfolio	Crossroads	Other Investments	Total

(dollars in thousands)
Balance Sheets
Assets
Rental property, net	$—	$—	$129,679	$5,143	$11,481	$146,303
Real Estate under development	—	159,922	—	—	—	159,922
Investment in unconsolidated affiliates	295,168	—	—	—	—	295,168
Other assets	—	3,983	8,769	5,283	2,770	20,805

Total assets	$295,168	$163,905	$138,448	$10,426	$14,251	$622,198

Liabilities and partners’ equity
Mortgage note payable	$—	$34,000	$166,200	$63,176	$5,173	$268,549
Other liabilities	—	2,307	7,895	2,072	1,083	13,357
Partners equity (deficit)	295,168	127,598	(35,647)	(54,822)	7,995	340,292

Total liabilities and partners’ equity	$295,168	$163,905	$138,448	$10,426	$14,251	$622,198

Company’s investment in and advances to unconsolidated affiliates	$18,066	$33,445	$—	$—	$3,467	$54,978

Share of distributions in excess of share of income and investment in unconsolidated affiliates	$—	$—	$(8,236)	$(12,397)	$—	$(20,633)

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Investments In and Advances to Unconsolidated Partnerships, continued

	Year ended December 31, 2009

(dollars in thousands)	RCP Venture	Brandywine Portfolio	Crossroads	Other Investments	Total

Statements of Operations
Total revenue	$—	$20,740	$8,420	$1,675	$30,835
Operating and other expenses	—	6,045	2,726	1,080	9,851
Interest expense	—	10,102	3,437	247	13,786
Equity in losses of unconsolidated affiliates	(30,568)	—	—	—	(30,568)
Depreciation and amortization	—	3,479	568	1,105	5,152
Gain on sale of property, net	—	—	—	(390)	(390)

Net (loss) income	$(30,568)	$1,114	$1,689	$(1,147)	$(28,912)

Company’s share of net (loss) income	$(2,213)	$249	$824	$(1)	$(1,141)
Impairment reserve	—	—	—	(3,768)	(3,768)
Amortization of excess investment	—	—	(388)	—	(388)

Company’s share of net (loss) income before extraordinary gain	$(2,213)	$249	$436	$(3,769)	$(5,297)

	Year ended December 31, 2008

(dollars in thousands)	RCP Venture	Brandywine Portfolio	Crossroads	Other Investments	Total

Statements of Operations
Total revenue	$—	$19,782	$7,894	$2,781	$30,457
Operating and other expenses	—	6,535	3,116	1,909	11,560
Interest expense	—	10,130	3,461	542	14,133
Equity in earnings of unconsolidated affiliates	177,775	—	—	—	177,775
Depreciation and amortization	—	3,799	650	884	5,333
Gain on sale of property, net	—	—	—	6,838	6,838

Net income (loss)	$177,775	$(682)	$667	$6,284	$184,044

Company’s share of net income (loss)	$16,784	$(151)	$326	$3,338	$20,297
Amortization of excess investment	—	—	(391)	—	(391)

Company’s share of net income (loss) before extraordinary gain	$16,784	$(151)	$(65)	$3,338	$19,906

	Year ended December 31, 2007

(dollars in thousands)	RCP Venture	Brandywine Portfolio	Crossroads	Other Investments	Total

Statements of Operations
Total revenue	$—	$19,449	$8,518	$6,665	$34,632
Operating and other expenses	—	5,223	3,095	1,793	10,111
Interest expense	—	10,102	3,485	2,333	15,920
Equity in earnings of unconsolidated affiliates	46,416	—	—	—	46,416
Equity in earning of unconsolidated affiliates extraordinary gain	151,000	—	—	—	151,000
Depreciation and amortization	—	3,081	475	4,627	8,183

Net income (loss)	$197,416	$1,043	$1,463	$(2,088)	$197,834

Company’s share of net income	$3,312	$232	$717	$2,750	$7,011
Amortization of excess investment	—	—	(392)	—	(392)

Company’s share of net income before extraordinary gain	$3,312	$232	$325	$2,750	$6,619

Company’s share of extraordinary gain	$30,200	$—	$—	$—	$30,200

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Notes Receivable and Preferred Equity Investment

At December 31, 2009, the Company’s preferred equity investment and notes receivable, net aggregated $125.2 million, and were collateralized by the underlying properties, the borrower’s ownership interest in the entities that own the properties and/or by the borrower’s personal guarantee. Interest rates on the Company’s preferred equity investment and notes receivable ranged from 10.0% to 22.4% with maturities that range from demand notes to January 2017. Notes receivable and preferred equity investments are as follows:

Description	Effective interest rate	Final maturity date	Periodic payment terms	Prior liens	Face amount of mortgages	Carrying amount of mortgages

(dollars in thousands)

72nd Street	19.48%	7/18/2011	(1)	$185,000	$47,000	$40,975
Georgetown A	10.19%	11/12/2010	(3)	8,375	8,000	8,000
Georgetown B	13.44%	6/27/2010	(2)	115,454	40,000	40,000
Individually less than 3%	10.00% - 22.43%	Demand note – 1/1/2017		272,559	24,390	15,393

Other loan	14.50%	12/30/2010	(2)	—	8,585	8,585
First mortgage loan	12.75%	9/11/2010	(3)	—	10,000	10,000
First mortgage loan	12.29%	12/31/2011	(2)	—	7,134	2,268

Total					$145,109	$125,221

Notes:

(1)	Principal and interest, including a $7.5 million exit fee, are due upon maturity.

(2)	Payable upon maturity.

(3)	Interest only payable monthly, principal due on maturity.

During December 2009, the Company has made a loan of $8.6 million which bears interest at 14.5% with a one year term and one six month extension.

During December 2009, the Company received a payment of $4.7 million, representing a paydown on the first mortgage loan secured by three retail properties, following the sale of one of the collateralized properties.

During August 2009, the Company received a payment of $2.8 million, representing the entire balance on the first mortgage loan secured by a property in Pennsylvania.

During August 2009, the Company received a payment of $5.1 million, representing a paydown on the first mortgage loan secured by a single tenant property located in Long Island, New York.

During June 2009, the Company received a payment of $0.7 million, representing a paydown on the mezzanine loan secured by a property in South Carolina.

During March 2009, the Company received a payment of $0.3 million, representing the entire balance on a mezzanine loan secured by a property in South Carolina.

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

During September 2008, the Company, through Fund III, made a $10.0 million first mortgage loan, which is collateralized by land located on Long Island, New York. The term of the loan is for a period of two years, and provides an effective annual return of approximately 13%.

The following table reconciles notes receivable and preferred equity investments from January 1, 2007 to December 31, 2009:

	For the years ended December 31,

(dollars in thousands)	2009	2008	2007

Balance at beginning of period	$125,587	$57,662	$36,038
Additions during period:
New mortgage loans	9,362	88,480	32,548

Deductions during period:
Collections of principal	(13,614)	(19,923)	(11,071)
Amortization of premium	5,352	2,368	147
Reserves	(1,466)	(3,000)	—

Balance at close of period	$125,221	$125,587	$57,662

6. Deferred Charges

Deferred charges consist of the following as of December 31, 2009 and 2008:

	December 31,
(dollars in thousands)	2009	2008

Deferred financing costs	$22,852	$22,750
Deferred leasing and other costs	33,169	22,117

	56,021	44,867
Accumulated amortization	(27,710)	(22,968)

	$28,311	$21,899

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Acquired Lease Intangibles

Upon acquisitions of real estate, the Company assesses the fair value of acquired assets (including land, buildings and improvements, and identified intangibles such as above and below market leases, acquired in-place leases and customer relationships) and acquired liabilities in accordance with ASC Topic 805. The intangibles are amortized over the remaining non-cancelable terms of the respective leases.

The scheduled amortization of acquired lease intangible assets as of December 31, 2009 is as follows:

(dollars in thousands)
2010	$3,648
2011	3,086
2012	2,596
2013	2,011
2014	1,644
Thereafter	9,397

$22,382

The scheduled amortization of acquired lease intangible liabilities as of December 31, 2009 is as follows:

(dollars in thousands)
2010	$991
2011	994
2012	948
2013	730
2014	451
Thereafter	2,639

$6,753

8. Mortgage Loans

At December 31, 2009 and 2008, mortgage notes payable, excluding the net valuation premium on the assumption of debt, aggregated $732.2 million and $653.4 million, respectively, and were collateralized by 28 and 57 properties and related tenant leases, respectively. Interest rates on the Company’s outstanding mortgage indebtedness ranged from 0.72% to 7.18% with maturities that ranged from March 2010 to November 2032. Certain loans are cross-collateralized and cross-defaulted. The loan agreements contain customary representations, covenants and events of default. Certain loan agreements require the Company to comply with affirmative and negative covenants, including the maintenance of debt service coverage and leverage ratios.

The following reflects mortgage loan activity for the year ended December 31, 2009:

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Mortgage Loans, continued

v)

extended a $11.4 million note that was to mature on May 18, 2009 to July 18, 2009. On July 18, 2009 this note was paid down by $0.9 million and extended to July 19, 2010 at an interest rate of LIBOR plus 325 basis points with a one year extension option,

vi)	closed on a $4.8 million loan that bears interest at a fixed rate of 6.35% and matures on July 1, 2014,

vii)	paid off $1.1 million of principal on an outstanding loan,

viii)

closed on a $45.0 million note that bears interest at a floating rate of LIBOR plus 400 basis points and matures on July 29, 2012 with a two one-year extension options. The loan provides for a future advance of up to $2.0 million to finance tenant improvements and leasing commissions incurred in leasing the property,

ix)	paid off the outstanding balance of $33.7 million on a loan that had matured,

x)	paid off the outstanding balance of $4.8 million on a loan that had matured; and

xi)	paid off the balance of $19.0 million on an outstanding loan,

The following table sets forth certain information pertaining to the Company’s secured credit facilities:

(dollars in thousands) Borrower	Total amount of credit facility	Amount borrowed as of December 31, 2008	2009 net borrowings (repayments) during the year ended December 31, 2009	Amount borrowed as of December 31, 2009	Letters of credit outstanding as of December 31, 2009	Amount available under credit facilities as of December 31, 2009

Acadia Realty, LP	$64,498	$48,900	$(18,900)	$30,000	$4,000	$30,498
Acadia Realty, LP	30,000	—	2,000	2,000	—	28,000
Fund II	53,455	34,681	13,564	48,245	5,210	—
Fund III	221,000	62,250	77,200	139,450	500	81,050

Total	$368,953	$145,831	$73,864	$219,695	$9,710	$139,548

In June 2009, the servicer of two of the Company’s loans alleged that non-monetary defaults had occurred on construction loans for $31.7 million and $11.5 million collateralized by the Pelham Manor Shopping Plaza and Atlantic Avenue, respectively. The servicer contends that the Company did not substantially complete the improvements in accordance with the required completion dates as defined in the loan agreements and, accordingly, did not meet the requirements for the final draws. The Company does not believe the loans are in default and will vigorously defend its position and is currently in discussions with the servicer to resolve these issues. The Company believes that the ultimate resolution of this matter will not have a material adverse effect on the Company’s financial condition or results of operations.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Mortgage Loans, continued

The following table summarizes our mortgage indebtedness by lender or issuer as of December 31, 2009 and December 31, 2008:

(dollars in thousands)	December 31, 2009	December 31, 2008	Interest Rate at December 31, 2009	Maturity	Properties Encumbered	Payment Terms

Mortgage notes payable – variable-rate
Bank of America, N.A.	$9,467	$9,624	1.63% (LIBOR +1.40%)	6/29/2012	(1)	(32)
RBS Greenwich Capital	30,000	30,000	1.63% (LIBOR +1.40%)	4/1/2010	(2)	(33)
PNC Bank, National Association	10,450	11,423	3.48% (LIBOR +3.25%)	7/18/2010	(4)	(42)
Bank of America, N.A.	14,179	15,526	1.53% (LIBOR +1.30%)	12/1/2011	(7)	(32)
Anglo Irish Bank Corporation	9,800	9,800	1.88% (LIBOR +1.65%)	10/30/2010	(11)	(33)
			Greater of 1.5% + 3.5% or
Eurohypo AG	86,000	80,443	5.00% (LIBOR +3.50%)	10/4/2011	(6)	(33)
Bank of China	—	19,000	2.29% (LIBOR +1.85%)	1/15/2009	(23)	(33)
Bank of America, N.A.	44,878	—	4.23% (LIBOR +4.00%)	8/1/2012	(5)	(32)

Sub-total mortgage notes payable	204,774	175,816

Secured credit facilities:
Bank of America, N.A.	30,000	48,900	1.48% (LIBOR +1.25%)	12/1/2010	(8)	(34)
JP Morgan Chase Bank, N.A.	2,000	—	1.48% (LIBOR +1.25%)	3/29/2010	(31)	(33)
Bank of America, N.A./ Bank of New York	48,245	34,681	2.73% (LIBOR +2.50%)	3/1/2010	(9)	(33)

Bank of America, N.A	139,450	62,250	0.72% (Base rate +0.50%)	10/9/2011	(10)	(33)

Sub-total secured credit facilities	219,695	145,831

Interest rate swaps (43)	(83,416)	(73,415)

Total variable-rate debt	341,053	248,232

Mortgage notes payable – fixed-rate
RBS Greenwich Capital	14,343	14,554	5.64%	9/6/2014	(14)	(32)
RBS Greenwich Capital	17,600	17,600	4.98%	9/6/2015	(15)	(35)
RBS Greenwich Capital	12,313	12,485	5.12%	11/6/2015	(16)	(32)
Bear Stearns Commercial	34,600	34,600	5.53%	1/1/2016	(17)	(36)
Bear Stearns Commercial	20,500	20,500	5.44%	3/1/2016	(18)	(33)
American United Life Insurance Company	4,751	—	6.35%	7/1/2014	(19)	(32)
J.P. Morgan Chase	8,182	8,322	6.40%	11/1/2032	(20)	(32)
Column Financial, Inc.	9,481	9,663	5.45%	6/11/2013	(21)	(32)
Merrill Lynch Mortgage Lending, Inc.	23,500	23,500	6.06%	10/1/2016	(22)	(37)
Cortlandt Deposit Corp	—	1,150	6.62%	2/1/2009	(24)	(41)
Cortlandt Deposit Corp	—	2,318	6.51%	1/15/2009	(25)	(41)
Bank of America N.A.	25,500	25,500	5.80%	10/1/2017	(3)	(33)
Bear Stearns Commercial	26,250	26,250	5.88%	8/1/2017	(12)	(38)
Wachovia	26,000	26,000	5.42%	2/11/2017	(13)	(33)
Bear Stearns Commercial	31,652	25,284	7.18%	1/1/2020	(29)	(39)
GEMSA Loan Services, L.P.	—	4,944	5.37%	12/1/2009	(26)	(32)
Wachovia	—	34,322	5.86%	6/11/2009	(27)	(32)
GEMSA Loan Services, L.P.	41,500	41,500	5.30%	3/16/2011	(28)	(33)
Bear Stearns Commercial	11,543	3,265	7.14%	1/1/2020	(30)	(40)
Interest rate swaps (43)	83,416	73,415	5.35%	(45)

Total fixed-rate debt	391,131	405,172

Total fixed and variable debt	732,184	653,404

Valuation of premium, net of amortization (44)	103	139

Total	$732,287	$653,543

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Mortgage Loans, continued

Notes:

(1)	Village Commons Shopping Center
(2)	161st Street
(3)	216th Street
(4)	Liberty Avenue
(5)	Cortlandt Towne Center
(6)	Fordham Place
(7)	Branch Shopping Center
(8)	Line of credit secured by the following properties:
Marketplace of Absecon
Bloomfield Town Square
Hobson West Plaza
Town Line Plaza
Methuen Shopping Center
Abington Towne Center
(9)	Acadia Strategic Opportunity Fund II, LLC line of credit secured by unfunded investor capital commitments
(10)	Acadia Strategic Opportunity Fund III, LLC line of credit secured by unfunded investor capital commitments
(11)	Tarrytown Center
(12)	Merrillville Plaza
(13)	239 Greenwich Avenue
(14)	New Loudon Center
(15)	Crescent Plaza
(16)	Pacesetter Park Shopping Center
(17)	Elmwood Park Shopping Center
(18)	Gateway Shopping Center
(19)	Clark Diversey
(20)	Boonton Shopping Center
(21)	Chestnut Hill
(22)	Walnut Hill
(23)	Sherman Avenue
(24)	Kroger Portfolio
(25)	Safeway Portfolio
(26)	Acadia Suffern
(27)	Acadia Storage Company, LLC
(28)	Acadia Storage Post Portfolio CO, LLC
(29)	Pelham Manor
(30)	Atlantic Avenue
(31)	Line of credit secured by Ledgewood Mall
(32)	Monthly principal and interest.
(33)	Interest only monthly.
(34)	Annual principal and monthly interest.
(35)	Interest only monthly until 9/10; monthly principal and interest thereafter.
(36)	Interest only monthly until 1/10; monthly principal and interest thereafter.
(37)	Interest only monthly until 10/11; monthly principal and interest thereafter.
(38)	Interest only monthly until 7/12 monthly principal and interest thereafter.
(39)	Interest only monthly until 1/13 monthly principal and interest thereafter.
(40)	Interest only monthly until 1/15 monthly principal and interest thereafter
(41)	Annual principal and semi-annual interest payments.
(42)	Interest only upon draw down on construction loan.
(43)	Maturing between 1/1/10 and 11/30/2012.
(44)

In connection with the assumption of debt in accordance with the requirements of ASC Topic 805, the Company has recorded valuation premium that is being amortized to interest expense over the remaining terms of the underlying mortgage loans.

(45)	Represents the amount of the Company’s variable-rate debt that has been fixed through certain cash flow hedge transactions (Note 20).

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Mortgage Loans, continued

The scheduled principal repayments of all indebtedness included Convertible Notes as of December 31, 2009 are as follows (does not include $103 net valuation premium on assumption of debt):

(dollars in thousands)
2010	$132,620
2011	331,047
2012	55,379
2013	11,692
2014	20,117
Thereafter	229,239

$780,094

9. Convertible Notes Payable

In December 2006 and January 2007, the Company issued a total of $115.0 million in principal of convertible notes with a fixed interest rate of 3.75% due 2026 (the “Convertible Notes”). The Convertible Notes were issued at par and require interest payments semi-annually in arrears on June 15th and December 15th of each year. The Convertible Notes are unsecured unsubordinated obligations and rank equally with all other unsecured and unsubordinated indebtedness. The Convertible Notes had an initial conversion price of $30.86 per share. The conversion rate may be adjusted under certain circumstances, including the payment of cash dividends in excess of the regular quarterly cash dividend in place at the time the Convertible Notes were issued. As of December 31, 2009, the adjusted conversion price is $29.26. Upon conversion of the Convertible Notes, the Company will deliver cash and, in some circumstances, Common Shares, as specified in the indenture relating to the Convertible Notes. In general, the Convertible Notes may only be converted prior to maturity during any calendar quarter beginning after December 31, 2006 if the Company’s Common Shares trade at 130% of the conversion price for at least 20 days within a consecutive 30 day trading period. Prior to December 20, 2011, the Company will not have the right to redeem Convertible Notes, except to preserve its status as a REIT. After December 20, 2011, the Company will have the right to redeem the notes, in whole or in part, at any time and from time to time, for cash equal to 100% of the principal amount of the notes plus any accrued and unpaid interest to, but not including, the redemption date. The Holders of notes may require the Company to repurchase their notes, in whole or in part, on December 20, 2011, December 15, 2016, and December 15, 2021 for cash equal to 100% of the principal amount of the notes to be repurchased plus any accrued and unpaid interest to, but not including, the repurchase date.

In general, upon a conversion of notes, the Company will deliver cash and, at the Company’s election, its Common Shares, with an aggregate value, which the Company refers to as the “conversion value”, equal to the conversion rate multiplied by the average price of the Company’s Common Shares. The net amount may be paid, at the Company’s option, in cash, its Common Shares or a combination of cash and its Common Shares.

During 2009 and 2008, the Company purchased $57.0 million and $8.0 million in face amount, respectively, of its convertible debt at an average discount of approximately 19%. The transactions resulted in a gain on debt extinguishment of $7.1 million and $1.5 million for the years ended December 31, 2009 and 2008, respectively. The outstanding Convertible Note face amount as of December 31, 2009 and 2008 was $50.0 million and $107.0 million, respectively.

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

The following describes the valuation methodologies the Company uses to measure financial assets and liabilities at fair value:

Derivative Instruments — The Company’s derivative financial liabilities primarily represent interest rate swaps and a cap and are valued using Level 2 inputs. The fair value of these instruments is based upon the estimated amounts the Company would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the reporting date and is determined using interest rate market pricing models. With the adoption ASC Topic 820, the Company has amended the techniques used in measuring the fair value of its derivative positions. This amendment includes the impact of credit valuation adjustments on derivatives measured at fair value. The implementation of this amendment did not have a material impact on the Company’s consolidated financial position or results of operations.

The following table presents the Company’s liabilities measured at fair value based on level of inputs at December 31, 2009:

(dollars in thousands)	Level 1	Level 2	Level 3

Liabilities
Derivatives	$—	$3,256	$—

Total liabilities measured at fair value	$—	$3,256	$—

11. Shareholders’ Equity and Noncontrolling Interests

Common Shares

During the first quarter of 2009, 107,331 employee Restricted Shares were cancelled to pay the employees’ income taxes due on the value of the portion of the Restricted Shares that vested. During the year ended December 31, 2009, the Company recognized accrued Common Share and Common OP Unit-based compensation totaling $3.7 million in connection with the vesting of Restricted Shares and Units (Note 15).

During April 2009, the Company issued 5.75 million Common Shares and generated net proceeds of approximately $65.2 million.

On October 29, 2009, Kenneth Bernstein, President and CEO, exercised 250,000 Options and received 81,897 Common Shares after using shares to pay income tax and exercise price.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Shareholders’ Equity and Noncontrolling Interests, continued

Noncontrolling Interests

The following table summarizes the change in the noncontrolling interests since December 31, 2008:

	Noncontrolling Interests in Operating Partnership	Noncontrolling Interests in Partially- Owned Affiliates

(dollars in thousands)
Balance at December 31, 2008	$5,667	$208,839
Distributions declared of $0.75 per Common OP Unit	(795)	—
Net income for the period January 1 through December 31, 2009	465	(18,892)
Conversion of 15,666 Preferred OP Units	(90)	—
Other comprehensive income – unrealized loss on valuation of swap agreements	40	279
Reclassification of realized interest expense on swap agreements	(1)	(139)
Noncontrolling Interest contributions	—	25,653
Noncontrolling Interest distributions	—	(1,624)
Employee Long-term Incentive Plan Unit Awards	890	—

Balance at December 31, 2009	$6,176	$214,116

Noncontrolling interest in the Operating Partnership represents (i) the limited partners’ 626,606 and 642,272 Common OP Units at December 31, 2009 and 2008, (ii) 188 Series A Preferred OP Units at both December 31, 2009 and 2008, with a stated value of $1,000 per unit, which are entitled to a preferred quarterly distribution of the greater of (a) $22.50 (9% annually) per Series A Preferred OP Unit or (b) the quarterly distribution attributable to a Series A Preferred OP Unit if such unit were converted into a Common OP Unit, and (iii) 393,909 and 186,951 LTIP units as of December 31, 2009 and December 31, 2008 respectively, as discussed in Share Incentive Plan (Note 15).

Noncontrolling interests in partially-owned affiliates include third-party interests in Fund I, II and III, and Mervyns I and II and three other entities.

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

The Series A Preferred OP Units were issued in 1999 in connection with the acquisition of a property. Through December 31, 2008, 696 Series A Preferred OP Units were converted into 92,800 Common OP Units and then into Common Shares. The 188 remaining Series A Preferred OP Units are currently convertible into Common OP Units based on the stated value divided by $7.50. Either the Company or the holders can currently call for the conversion of the Series A Preferred OP Units at the lesser of $7.50 or the market price of the Common Shares as of the conversion date.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Related Party Transactions

During 2007, Klaff converted 4,000 Series B Preferred OP Units into 312,013 Common Shares (Note 11).

The Company earns asset management, leasing, disposition, development and construction fees for providing services to an existing portfolio of retail properties and/or leasehold interests in which Klaff has an interest. Fees earned by the Company in connection with this portfolio were $0.4 million, $0.8 million and $2.1 million for the years ended December 31, 2009, 2008 and 2007 respectively.

The Company earns fees from two of its investments in unconsolidated partnerships (Note 4). The Company earned property management, construction, legal and leasing fees from the Brandywine Portfolio totaling $0.7 million, $1.1 million and $1.7 million for the years ended December 31, 2009, 2008 and 2007, respectively. In addition, the Company earned property management and development fees from CityPoint totaling $1.0 million and $0.2 million for the years ended December 31, 2008 and 2007, respectively.

Lee Wielansky, the Lead Trustee of the Company, was paid a consulting fee of $0.1 million for each of the years ended December 31, 2009, 2008, and 2007.

13. Tenant Leases

Space in the shopping centers and other retail properties is leased to various tenants under operating leases that usually grant tenants renewal options and generally provide for additional rents based on certain operating expenses as well as tenants’ sales volume.

Minimum future rentals to be received under non-cancelable leases for shopping centers and other retail properties as of December 31, 2009 are summarized as follows:

(dollars in thousands)
2010	$95,778
2011	84,952
2012	78,014
2013	70,807
2014	61,606
Thereafter	471,436

$862,593

During the years ended December 31, 2009, 2008 and 2007, no single tenant collectively accounted for more than 10% of the Company’s total revenues.

14. Lease Obligations

The Company leases land at six of its shopping centers, which are accounted for as operating leases and generally provide the Company with renewal options. Ground rent expense was $2.7 million, $2.4 million, and $3.8 million (including capitalized ground rent at properties under development of $0.6 million, $1.1 million and $2.7 million) for the years ended December 31, 2009, 2008 and 2007, respectively. The leases terminate at various dates between 2017 and 2066. These leases provide the Company with options to renew for additional terms aggregating from 20 to 60 years. The Company leases space for its White Plains corporate office for a term expiring in 2015. Office rent expense under this lease was $1.5 million, $1.2 million and $0.8 million for the years ended December 31, 2009, 2008 and 2007, respectively. Future minimum rental payments required for leases having remaining non-cancelable lease terms are as follows:

(dollars in thousands)
2010	$4,827
2011	4,864
2012	4,932
2013	5,009
2014	5,012
Thereafter	86,958

$111,602

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Share Incentive Plan

During 2003, the Company adopted the 2003 Share Incentive Plan (the “2003 Plan”). The 2003 Plan authorizes the issuance of options, share appreciation rights, restricted shares (“Restricted Shares”), restricted OP Units (“LTIP Units”) and performance units (collectively, “Awards”) to officers, employees and trustees of the Company and consultants to the Company equal to up to four percent of the total Common Shares of the Company outstanding from time to time on a fully diluted basis. However, no participant may receive more than the equivalent of 1,000,000 Common Shares during the term of the 2003 Plan with respect to Awards. Options are granted by the Compensation Committee (the “Committee”), which currently consists of three non-employee Trustees, and will not have an exercise price less than 100% of the fair market value of the Common Shares and a term of greater than ten years at the grant date. Vesting of options is at the discretion of the Committee. Share appreciation rights provide for the participant to receive, upon exercise, cash and/or Common Shares, at the discretion of the Committee, equal to the excess of the market value of the Common Shares at the exercise date over the market value of the Common Shares at the grant date. The Committee determines the restrictions placed on Awards, including the dividends or distributions thereon and the term of such restrictions. The Committee also determines the award and vesting of performance units and performance shares based on the attainment of specified performance objectives of the Company within a specified performance period. Through December 31, 2009, no share appreciation rights or performance units/shares had been awarded.

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

Also on March 5, 2009 and March 10, 2009, the Company issued a total of 36,347 Restricted Shares and 8,221 LTIP Units to employees of the Company, other than the Company’s officers. Vesting with respect to these awards is recognized ratably over the next five annual anniversaries of the issuance date. In addition, the vesting on 1,196 Restricted Shares and 6,258 LTIP Units vest 25% subject to achieving certain total shareholder returns on the Company’s Common Shares or certain Company performance measures.

The total value of the above Restricted Shares and LTIP Units issued was $2.6 million. The weighted average fair value for Restricted Shares and LTIP Units granted for the years ended December 31, 2009, 2008 and 2007 were $10.31, $24.51 and $24.91, respectively.

For the years ended December 31, 2009, 2008 and 2007, $3.7 million, $3.5 million and $3.3 million, respectively, were recognized in compensation expense related to Restricted Share and LTIP Unit grants.

On May 13, 2009, the Company issued 5,435 unrestricted Common Shares to Trustees of the Company in connection with Trustee fees. In addition, on May 28, 2009, the Company issued an additional 1,299 unrestricted Common Shares to the Lead Trustee of the Company in connection with the Lead Trustee fee. The Company also issued 10,000 Restricted Shares to Trustees, which vest over three years with 33% vesting on each of the next three anniversaries of the issuance date. The Restricted Shares do not carry voting rights or other rights of Common Shares until vesting and may not be transferred, assigned or pledged until the recipients have a vested non-forfeitable right to such shares. Dividends are not paid currently on unvested Restricted Shares, but are paid cumulatively, from the issuance date through the applicable vesting date of such Restricted Shares vesting. Trustee fee expense of $0.2 million for the year ended December 31, 2009 has been recognized in the accompanying consolidated financial statements related to this issuance.

During 2009, the Company adopted the Long Term Investment Alignment Program (the “Program”) pursuant to which the Company may award units for up to 25% of its Fund III Promote to senior executives when and if such Promote is ultimately realized. As of December 31, 2009, the Company has awarded units representing 60% of the Program, which were determined to have no value at issuance. In accordance with ASC Topic 718 “Compensation- Stock Compensation” (formerly SFAS No. 123R, “Share-Based Payments”) compensation relating to these awards will be recorded based on the change in the estimated fair value at each reporting period.

As of December 31, 2009, the Company had 101,283 options outstanding to officers and employees of which all have vested. These options are for ten-year terms from the grant date and vested in three equal annual installments, which began on the Grant Date. In addition, 58,000 options have been issued, of which all have vested, to non-employee Trustees as of December 31, 2009.

A summary of option activity under all option arrangements as of December 31, 2009, and changes during the year then ended is presented below:

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Share Incentive Plan, continued

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (dollars in thousands)

Outstanding at January 1, 2009	421,244	$10.65	—	—
Granted	—	—	—	—
Exercised	(258,900)	5.99	—	—
Forfeited or Expired	(3,061)	19.67	—	—

Outstanding and exercisable at December 31, 2009	159,283	$18.04	5.5	$—

The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $2.8 million, $0.8 million and $0.3 million, respectively.

A summary of the status of the Company’s unvested Restricted Shares and LTIP Units as of December 31, 2009 and changes during the year ended December 31, 2009, is presented below:

Unvested Shares and LTIP Units	Restricted Shares	Weighted Grant-Date Fair Value	LTIP Units	Weighted Grant-Date Fair Value

Unvested at January 1, 2009	487,434	$21.37	181,350	$24.55
Granted	54,960	10.95	208,796	10.30
Vested	(249,825)	20.07	(25,472)	24.60
Forfeited	(20,057)	17.35	(1,841)	24.61

Unvested at December 31, 2009	272,512	$20.76	362,833	$16.35

As of December 31, 2009, there was $6.6 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under share incentive plans. That cost is expected to be recognized over a weighted-average period of 1.7 years. The total fair value of Restricted Shares that vested during the years ended December 31, 2009, 2008 and 2007 was $5.0 million, $2.7 million and $1.6 million, respectively.

16. Employee Share Purchase and Deferred Share Plan

The Acadia Realty Trust Employee Share Purchase Plan (the “Purchase Plan”), allows eligible employees of the Company to purchase Common Shares through payroll deductions. The Purchase Plan provides for employees to purchase Common Shares on a quarterly basis at a 15% discount to the closing price of the Company’s Common Shares on either the first day or the last day of the quarter, whichever is lower. A participant may not purchase more the $25,000 in Common Shares per year. Compensation expense will be recognized by the Company to the extent of the above discount to the closing price of the Common Shares with respect to the applicable quarter. During 2009, 2008 and 2007, 8,744, 7,499, and 7,123 Common Shares, respectively, were purchased by employees under the Purchase Plan. Associated compensation expense of $0.02 million was recorded in 2009 and $0.03 million was recorded in 2008 and 2007.

During August of 2004, the Company adopted a Deferral and Distribution Election pursuant to the 1999 Share Incentive Plan and 2003 Share Incentive Plan, whereby the participants elected to defer receipt of 190,487 Common Shares (“Share Units”) that otherwise would have been issued upon the exercise of certain options. In January 2009, these Share Units were converted to 190,487 Common Shares and issued to the recipients and 83,433 of these Common Shares were cancelled to pay for the participants income taxes.

During May of 2006, the Company adopted a Trustee Deferral and Distribution Election (“Trustee Deferral Plan”) whereby the participating Trustees have deferred compensation of $0.05 million, $0.4 million and $0.2 million for 2009, 2008 and 2007, respectively. During 2009, certain trustees elected to receive 14,722 Common Shares, which were previously deferred, from the Trustee Deferral Plan.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Employee 401(k) Plan

The Company maintains a 401(k) plan for employees under which the Company currently matches 50% of a plan participant’s contribution up to 6% of the employee’s annual salary. A plan participant may contribute up to a maximum of 15% of their compensation but not in excess of $16,500 for the year ended December 31, 2009. The Company contributed $0.2 million, $0.3 million and $0.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

18. Dividends and Distributions Payable

On December 15, 2009, the Board of Trustees declared a cash dividend for the quarter ended December 31, 2009, of $0.18 per Common Share, which was paid on February 1, 2010 to holders of record as of December 31, 2009.

19. Federal Income Taxes

The Company has elected to qualify as a REIT in accordance with Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), and intends at all times to qualify as a REIT under the Code. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its annual REIT taxable income to its shareholders. As a REIT, the Company generally will not be subject to corporate Federal income tax, provided that distributions to its shareholders equal at least the amount of its REIT taxable income as defined under the Code. As the Company distributed sufficient taxable income for the years ended December 31, 2009, 2008 and 2007, no U.S. Federal income or excise taxes were incurred. If the Company fails to qualify as a REIT in any taxable year, it will be subject to Federal income taxes at the regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for the four subsequent taxable years. Even though the Company qualifies for taxation as a REIT, the Company is subject to certain state and local taxes on its income and property and Federal income and excise taxes on any undistributed taxable income. In addition, taxable income from non-REIT activities managed through the Company’s Taxable REIT Subsidiary (“TRS”) is subject to Federal, state and local income taxes.

The difference between the GAAP and tax reported amounts of the Company’s assets and liabilities is due largely to the higher GAAP basis in the Company’s real estate properties. This variance is primarily the result of assets acquired as a result of property contributions in exchange for OP Units and the utilization of Code Section 1031 tax-deferred exchanges.

Reconciliation between GAAP net income and Federal taxable income

The following unaudited table reconciles GAAP net income to taxable income for the years ended December 31, 2009, 2008 and 2007:

(dollars in thousands)	2009 (Estimated)	2008 (Actual)	2007 (Actual)

Net income (1)	$31,133	$25,068	$25,346
Net income attributable to TRS	946	1,155	2,514

Net income attributable to REIT	30,187	23,913	22,832
GAAP to tax difference related to:
Depreciation and amortization (2)	2,383	(1,214)	4,155
Exercise of stock options and vesting of Restricted Shares	(2,373)	81	(689)
Property dispositions (3)	(2,577)	11,960	8,300
Reserves and impairment loss (4)	1,700	6,779	(138)
Gain on repurchase of Convertible Notes (5)	(7,057)	—	—
Differences pursuant to ASC Topic 805 “Business Combinations” (6)	1,300	1,221	1,610
Convertible Notes (1)	1,280	2,536	—
Other GAAP/tax differences, net	537	(1,602)	919

REIT taxable income before dividends paid deduction	$25,380	$43,674	$36,989

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Federal Income Taxes, continued

Reconciliation between GAAP net income and Federal taxable income, continued

Notes:

(1) Net income for 2007 and 2008 has been restated pursuant to ASC Topic 470-20, which reclassified a portion of the interest expense on the Company’s convertible debt as equity distributions. This restatement has no impact on the Company’s taxable income.

(2) Includes one-time deduction of $4,907 in 2008, resulting from reclassification of certain fixed assets for income tax purposes.

(3) 2009 difference due to higher tax basis on sold properties (net of noncontrolling interests). In 2007 and 2008, principally the result of the deferral of the gain from the sale of properties for income tax purposes. Also affected by special tax allocations pursuant to Code Section 704(c).

(4) 2009 impairment loss of $1,700 (net of noncontrolling interest and deduction of 2008 impairment of $4,286) not recognized for tax. 2008 impairment loss includes 100% of mezzanine loans (principal & accrued interest) for redevelopment of the retail complexes associated with seven public rest stops along the toll roads in and around Chicago, Illinois. Deducted for income tax purposes in 2009. Includes difference between bad debt allowance and bad debts deducted for income tax purposes.

(5) Recognition of the taxable gain has been deferred for five years pursuant to Code Section 108(i).

(6) Formerly SFAS No. 141R “Business Combinations”.

Characterization of Distributions:

The Company has determined that the cash distributed to the shareholders is characterized as follows for Federal income tax purposes:

	For the years ended December 31,
	2009	2008	2007

Ordinary income	95%	54%	51%
Capital gain	5%	46%	49%

	100%	100%	100%

Taxable REIT Subsidiaries

Income taxes have been provided for using the liability method as required by ASC Topic 740 “Income Taxes” (formerly SFAS No. 109). The Company’s TRS income and provision for income taxes for the years ended December 31, 2009, 2008 and 2007 are summarized as follows:

(dollars in thousands)	2009 (Estimated)	2008 (Actual)	2007 (Actual)

TRS income before income taxes	$2,263	$4,359	$5,077
Provision for income taxes:
Federal	1,025	2,441	2,097
State and local	292	763	466

TRS net income	$946	$1,155	$2,514

The income tax provision differs from the amount computed by applying the statutory federal income tax rate to income before income taxes as follows (not adjusted for temporary book/tax differences):

(dollars in thousands)	2009	2008	2007

Federal provision at statutory tax rate	$908	$1,996	$1,726
State and local taxes, net of federal benefit	141	277	255
Tax effect of:
Change in estimate	268	931	582
REIT state and local income and franchise taxes	224	158	90

Total provision for income taxes	$1,541	$3,362	$2,653

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. Financial Instruments

Fair Value of Financial Instruments:

ASC Topic 825 “Financial Instruments” requires disclosure on the fair value of financial instruments. Certain of the Company’s assets and liabilities are considered financial instruments. Fair value estimates, methods and assumptions are set forth below.

Cash and Cash Equivalents, Restricted Cash, Cash in Escrow, Rents Receivable, Prepaid Expenses, Other Assets, Accounts Payable and Accrued Expenses, Dividends and Distributions Payable, and Other Liabilities — the carrying amount of these assets and liabilities approximates fair value due to the short-term nature of such accounts.

Notes Receivable and Preferred Equity Investments — as of December 31, 2009 and 2008, the Company has determined the estimated fair values of its preferred equity investments and notes receivable were $126.4 million and $122.3 million, respectively, by discounting future cash receipts utilizing a discount rate equivalent to the rate at which similar notes receivable would be originated at the reporting date.

Derivative Instruments — the fair value of these instruments is based upon the estimated amounts the Company would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the reporting date and is determined using interest rate market pricing models.

Mortgage Notes Payable and Notes Payable — As of December 31, 2009 and 2008, the Company has determined the estimated fair values of its mortgage notes payable, including those relating to discontinued operations, were $751.0 million and $731.8 million, respectively, by discounting future cash payments utilizing a discount rate equivalent to the rate at which similar mortgage notes payable would be originated at the reporting date.

ASC Topic 815 “Derivative and Hedging”, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by ASC Topic 815, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

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

As of December 31, 2009 and 2008, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges. As of December 31, 2009, none of the Company’s hedges were ineffective.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. Financial Instruments, continued

Derivative Financial Instruments:

The following table summarizes the notional values and fair values of the Company’s derivative financial instruments as of December 31, 2009. The notional value does not represent exposure to credit, interest rate or market risks:

Hedge Type	Notional Value	Rate	Maturity	Fair Value

(dollars in thousands)
Interest rate swaps
LIBOR Swap	$4,390	4.71%	01/01/10	$(2)
LIBOR Swap	10,741	4.90%	10/01/11	(674)
LIBOR Swap	8,035	5.14%	03/01/12	(607)
LIBOR Swap	9,800	4.47%	10/29/10	(319)
LIBOR Swap	15,000	3.79%	11/30/12	(783)
LIBOR Swap	15,000	3.41%	11/30/12	(628)
LIBOR Swap	10,000	2.65%	11/30/12	(211)
LIBOR Swap	10,450	0.90%	07/19/10	(32)

Interest rate swaps	$83,416			(3,256)

Interest rate LIBOR Cap	$30,000	6.00%	04/01/10	—

Net Derivative instrument liability				$(3,256)

The above derivative instruments have been designated as cash flow hedges and hedge the future cash outflows on mortgage debt. Such instruments are reported at the fair values reflected above. As of December 31, 2009 and 2008, unrealized losses totaling $3.3 and $4.9 million, respectively were reflected in accumulated other comprehensive loss. It is estimated that approximately $2.3 million included in accumulated other comprehensive income related to derivatives will be reclassified to interest expense in the 2010 results of operations.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. Earnings Per Common Share

Basic earnings per share was determined by dividing the applicable net income to common shareholders for the year by the weighted average number of Common Shares outstanding during each year consistent with ASC Topic 260, “Earnings Per Share”. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Shares were exercised or converted into Common Shares or resulted in the issuance of Common Shares that then shared in the earnings of the Company. In accordance with GAAP, all Common Shares used to calculate EPS have been adjusted to reflect a special dividend paid on January 30, 2009, which resulted in the issuance of approximately 1.3 million additional Common Shares. The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the periods indicated:

	Years ended December 31,

(dollars in thousands, except per share amounts)	2009	2008	2007

Numerator:
Income from continuing operations attributable to Common Shareholders	$28,599	$17,127	$15,029
Effect of dilutive securities:
Preferred OP Unit distributions	19	—	23

Numerator for diluted earnings per Common Share	28,618	17,127	15,052

Denominator:
Weighted average shares for basic earnings per share	38,005	33,813	33,600
Effect of dilutive securities:
Employee share options	212	454	616
Convertible Preferred OP Units	25	—	66

Dilutive potential Common Shares	237	454	682

Denominator for diluted earnings per share	38,242	34,267	34,282

Basic earnings per Common Share from continuing operations attributable to Common Shareholders	$0.75	$0.51	$0.45

Diluted earnings per Common Share from continuing operations attributable to Common Shareholders	$0.75	$0.50	$0.44

The weighted average shares used in the computation of basic earnings per share include unvested Restricted Shares and LTIP Units (Note 15) that are entitled to receive dividend equivalent payments. The effect of the conversion of Common OP Units is not reflected in the above table, as they are exchangeable for Common Shares on a one-for-one basis. The income allocable to such units is allocated on this same basis and reflected as noncontrolling interest in the accompanying consolidated financial statements. As such, the assumed conversion of these units would have no net impact on the determination of diluted earnings per share. The conversion of the convertible notes payable (Note 9) is not reflected in the table above as such conversion based on the market price of the Common Shares would be effected with only cash. The effect of the assumed conversion of 25,067 Series A Preferred OP Units for the year ended December 31, 2009 would be dilutive and they are included in the table. The effect of the assumed conversion of 25,067 Series A Preferred OP Units and 41,696 Series B Preferred OP Units for the year ended December 31, 2007 would be dilutive and they are included in the table.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22. Summary of Quarterly Financial Information (unaudited)

The quarterly results of operations of the Company for the years ended December 31, 2009 and 2008 are as follows:

(dollars in thousands, except per share amounts)	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009

Revenue	$35,018	$35,226	$39,055	$38,046
Income from continuing operations attributable to Common Shareholders	$9,352	$7,117	$7,276	$4,854
Income from discontinued operations attributable to Common Shareholders	$947	$18	$31	$1,538
Net income attributable to Common Shareholders	$10,299	$7,135	$7,307	$6,392
Net income attributable to Common Shareholders per Common Share – basic:
Income from continuing operations	$0.27	$0.18	$0.18	$0.12
Income from discontinued operations	0.03	—	—	0.04

Net income	$0.30	$0.18	$0.18	$0.16

Net income attributable to Common Shareholders per Common Share – diluted:
Income from continuing operations	$0.27	$0.18	$0.18	$0.12
Income from discontinued operations	0.03	—	—	0.04

Net income	$0.30	$0.18	$0.18	$0.16

Cash dividends declared per Common Share	$0.21	$0.18	$0.18	$0.18
Weighted average Common Shares outstanding:
Basic	33,902,958	38,592,289	39,685,623	39,756,060
Diluted	34,050,446	38,804,108	39,967,714	40,037,555

(dollars in thousands, except per share amounts)	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008

Revenue	$27,928	$51,549	$28,089	$30,370
Income (loss) from continuing operations attributable to Common Shareholders	$7,652	$10,222	$4,417	$(5,164)
Income from discontinued operations attributable to Common Shareholders	$586	$7,176	$49	$130
Net income (loss) attritubale to Common Shareholders	$8,238	$17,398	$4,466	$(5,034)
Net income attributable to Common Shareholders per Common Share – basic:
Income (loss) from continuing operations	$0.23	$0.30	$0.13	$(0.15)
Income from discontinued operations	0.01	0.21	—	—

Net income (loss)	$0.24	$0.51	$0.13	$(0.15)

Net income attributable to Common Shareholders per Common Share – diluted:
Income (loss) from continuing operations	$0.23	$0.30	$0.13	$(0.15)
Income from discontinued operations	0.01	0.21	—	—

Net income (loss)	$0.24	$0.51	$0.13	$(0.15)

Cash dividends declared per Common Share	$0.21	$0.21	$0.21	$0.76
Weighted average Common Shares outstanding:
Basic	33,747,797	33,806,747	33,845,368	33,850,271
Diluted	34,244,449	34,376,530	34,366,022	33,850,271

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

In September 2008, the Company, certain of its subsidiaries, and other unrelated entities were named as defendants in an adversary proceeding brought by Mervyn’s LLC (“Mervyns”) in the United States Bankruptcy Court for the District of Delaware. This lawsuit involves five claims alleging fraudulent transfers. The first claim is that, at the time of the sale of Mervyns by Target Corporation to a consortium of investors including Acadia, a transfer of assets was made in an effort to defraud creditors. The Company believes this aspect of the case is without merit. There are four other claims relating to transfers of assets of Mervyns at various times. The Company believes there are substantial defenses to these claims. The matter is in the early stages of discovery and the Company believes the lawsuit will not have a material adverse effect on its results of operations or consolidated financial condition.

The Company has arranged for the provision of four separate letters of credit in connection with certain leases and investments. As of December 31, 2009, there were no outstanding balances under any of the letters of credit. If the letters of credit were fully drawn, the combined maximum amount of exposure would be $9.7 million.

24. Subsequent Events

The Company has evaluated subsequent events from December 31, 2009 through the time of filing this Form 10-K with the SEC on March 1, 2009. Material subsequent events that have occurred since December 31, 2009 are discussed below.

On January 12, 2010, the Company closed on a $48.0 million construction loan on its Canarsie Plaza redevelopment project. The loan bears interest equal to the greater of (a) LIBOR plus 4% or (b) an interest rate floor of 6.5% and matures on January 12, 2012.

On February 16, 2010, Klaff converted all 250,000 Restricted Common OP Units into 250,000 Common Shares (Note 11).

ACADIA REALTY TRUST
SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2009

Description	Encumbrances	Land	Buildings & Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Acquisition (a) Construction (c)

Shopping Centers
Core Portfolio:
Crescent Plaza Brockton, MA	$17,600	$1,147	$7,425	$1,219	$1,147	$8,644	$9,791	$5,581	1984	(a)
New Loudon Center Latham, NY	14,343	505	4,161	10,879	505	15,040	15,545	10,321	1982	(a)
Ledgewood Mall Ledgewood, NJ	2,000	619	5,434	33,199	619	38,633	39,252	32,784	1983	(a)
Mark Plaza Edwardsville, PA	—	—	4,268	4,690	—	8,958	8,958	6,496	1968	(c)
Plaza 422 Lebanon, PA	—	190	3,004	2,189	190	5,193	5,383	3,369	1972	(c)
Route 6 Mall Honesdale, PA	—	—	—	12,696	1,664	11,032	12,696	5,667	1994	(c)
Bartow Avenue Bronx, NY	—	1,691	5,803	560	1,691	6,363	8,054	1,233	2005	(c)
Amboy Rd. Shopping Ctr. Staten Island, NY	—	—	11,909	1,519	—	13,428	13,428	1,501	2005	(a)
Abington Towne Center[1] Abington, PA	—	799	3,197	2,007	799	5,204	6,003	2,105	1998	(a)
Bloomfield Town Square[1] Bloomfield Hills, MI	—	3,207	13,774	9,570	3,207	23,344	26,551	7,721	1998	(a)
Walnut Hill Plaza Woonsocket, RI	23,500	3,122	12,488	1,840	3,122	14,328	17,450	4,555	1998	(a)
Elmwood Park Plaza Elmwood Park, NJ	34,600	3,248	12,992	14,764	3,798	27,206	31,004	9,813	1998	(a)
Merrillville Plaza Hobart, IN	26,250	4,288	17,152	1,645	4,288	18,797	23,085	5,996	1998	(a)
Marketplace of Absecon[1] Absecon, NJ	—	2,573	10,294	3,416	2,577	13,706	16,283	4,181	1998	(a)
Clark Diversey Chicago, IL	4,751	10,061	2,773	9	10,061	2,782	12,843	282	2006	(a)
Boonton Boonton, NJ	8,182	1,328	7,188	—	1,328	7,188	8,516	704	2006	(a)
Chestnut Hill Philadelphia, PA	9,481	8,289	5,691	44	8,289	5,735	14,024	505	2006	(a)
Third Avenue Bronx, NY	—	11,108	8,038	1,015	11,855	8,306	20,161	685	2006	(a)
Hobson West Plaza[1] Naperville, IL	—	1,793	7,172	1,370	1,793	8,542	10,335	2,599	1998	(a)
Village Commons Shopping Center Smithtown, NY	9,467	3,229	12,917	2,438	3,229	15,355	18,584	5,131	1998	(a)
Town Line Plaza[1] Rocky Hill, CT	—	878	3,510	7,303	907	10,784	11,691	7,399	1998	(a)
Branch Shopping Center Village of the Branch, NY	14,179	3,156	12,545	777	3,156	13,322	16,478	4,043	1998	(a)
The Methuen Shopping Center[1] Methuen, MA	—	956	3,826	594	961	4,415	5,376	1,331	1998	(a)
Gateway Shopping Center Burlington, VT	20,500	1,273	5,091	11,536	1,273	16,627	17,900	4,343	1999	(a)
Mad River Station Dayton, OH	—	2,350	9,404	693	2,350	10,097	12,447	2,903	1999	(a)
Pacesetter Park Shopping Center Ramapo, NY	12,313	1,475	5,899	1,121	1,475	7,020	8,495	2,348	1999	(a)
239 Greenwich Greenwich, CT	26,000	1,817	15,846	549	1,817	16,395	18,212	4,428	1998	(a)
West Shore Expressway Staten Island, NY	—	3,380	13,554	10	3,380	13,564	16,944	1,041	2007	(a)
West 54th Street Manhattan, NY	—	16,699	18,704	28	16,699	18,732	35,431	1,281	2007	(a)
Acadia 5-7 East 17th Street Manhattan, NY	—	3,048	7,281	—	3,048	7,281	10,329	337	2008	(a)

ACADIA REALTY TRUST
SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2009

Description	Encumbrances	Land	Buildings & Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Acquisition (a) Construction(c)

Fund I:
Tarrytown Centre Westchester, NY	9,800	2,323	7,396	359	2,323	7,755	10,078	1,136	2004	(a)
Granville Center Columbus, OH	—	2,186	8,744	59	2,186	8,803	10,989	1,643	2002	(a)
Kroger/Safeway Various	—	—	34,586	—	—	34,586	34,586	27,899	2003	(a)
Fund II:
Liberty Avenue New York, NY	10,450	—	12,627	471	—	13,098	13,098	982	2005	(a)
Pelham Manor Westchester, NY	31,652	905	—	49,006	9,020	40,891	49,911	1,783	2004	(a)
400 E. Fordham Road Bronx, NY	86,000	11,144	18,010	93,559	16,254	106,459	122,713	4,347	2004	(a)
4650 Broadway/Sherman Ave New York, NY	—	—	—	32,020	25,267	6,753	32,020	—	2005	(a)
216th Street New York, NY	25,500	7,261	—	19,224	7,261	19,224	26,485	1,298	2005	(a)
161st Street Bronx, NY	30,000	16,679	28,410	4,409	16,679	32,819	49,498	3,111	2005	(a)
Oakbrook Oakbrook, IL	—	—	6,906	17	—	6,923	6,923	2,438	2005	(a)
Atlantic Avenue Brooklyn, NY	11,543	5,322	—	15,007	5,322	15,007	20,329	146	2007	(a)
Canarsie Plaza Brooklyn, NY	—	32,543	—	26,025	32,543	26,025	58,568	—	2007	(a)
Pelham Manor Westchester, NY	—	—	10,161	638	511	10,288	10,799	442	2004	(a)
ASOF II, LLC	48,245	—	—	—	—	—	—	—
Fund III:
125 Main Street Assoc. Westport, CT	—	12,993	4,316	1,687	12,993	6,003	18,996	62	2007	(a)
Sheepshead Bay Brooklyn, NY	—	20,391	—	3,313	20,391	3,313	23,704	—	2007	(a)
Suffern Self Storage Suffern, NY	—	4,561	7,484	3	4,561	7,487	12,048	368	2008	(a)
Linden Self Storage[2] Linden, NJ	—	3,515	6,139	10	3,515	6,149	9,664	324	2008	(a)
Webster Self Storage[2] Bronx, NY	—	959	5,506	7	959	5,513	6,472	264	2008	(a)
Jersey City Self Storage[2] Jersey City, NJ	—	2,377	9,654	2	2,377	9,656	12,033	480	2008	(a)
Bronx Self Storage[2] Bronx, NY	—	10,835	5,936	17	10,835	5,953	16,788	308	2008	(a)
Lawrence Self Storage[2] Lawrence, NY	—	6,977	12,688	—	6,977	12,688	19,665	579	2008	(a)
Starr Avenue Self Storage Queens, NY	—	7,597	22,391	366	7,597	22,757	30,354	1,092	2008	(a)
New Rochelle Self Storage Westchester, NY	—	1,977	4,769	139	1,977	4,908	6,885	233	2008	(a)
Yonkers Self Storage Westchester, NY	—	3,121	17,457	60	3,121	17,517	20,638	795	2008	(a)
Bruckner Blvd. Self Storage Bronx, NY	—	6,244	10,551	25	6,244	10,576	16,820	487	2008	(a)
Ridgewood Self Storage Queens, NY	—	8,000	—	13,260	8,000	13,260	21,260	187	2008	(c)
Document Storage New York City, NY	—	—	—	1,080	—	1,080	1,080	55	2008	(a)
Cortlandt Towne Center Cortlandt, NY	44,878	7,293	61,395	—	7,293	61,395	68,688	2,603	2009	(a)
ASOF III, LLC	139,450	—	—	—	—	—	—	—
Underdeveloped land	—	251	—	—	251	—	251	—
Construction in progress and other investments	—	—	—	—	—	4,814	4,814	—

	$732,184	$267,683	$546,466	$388,443	$309,685	$897,721	$1,207,406	$193,745

Notes:

(1)	These properties serve as collateral for the financing with Bank of America, N.A. in the amount of $30,000

(2)	These properties serve as collateral for the financing with GEMSA, in the amount of $41,500

ACADIA REALTY TRUST
SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2009

1. Depreciation and investments in buildings and improvements reflected in the statements of income is calculated over the estimated useful life of the assets as follows:

Buildings: 30 to 40 years
Improvements: Shorter of lease term or useful life

2. The aggregate gross cost of property included above for Federal income tax purposes was $1,123.5 million as of December 31, 2009

3. (a) Reconciliation of Real Estate Properties:

The following table reconciles the real estate properties from January 1, 2007 to December 31, 2009:

	For the years ended December 31,

(dollars in thousands)	2009	2008	2007

Balance at beginning of year	$1,091,995	$818,816	$615,024
Other improvements	46,723	103,476	75,776
Property Acquired	68,688	169,703	128,016

Balance at end of year	$1,207,406	$1,091,995	$818,816

3. (b) Reconciliation of Accumulated Depreciation:

The following table reconciles accumulated depreciation from January 1, 2007 to December 31, 2009:

	For the years ended December 31,

(dollars in thousands)	2009	2008	2007

Balance at beginning of year	$165,067	$142,312	$124,088
Depreciation related to real estate	28,678	22,755	18,224

Balance at end of year	$193,745	$165,067	$142,312