Form 10-Q
period 2010-03-31
ACADIA REALTY TRUST
filed 2010-05-05
CIK 899629

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2010

or

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)  Yes  ☐No  ☒

As of May 5, 2010 there were 40,120,006 common shares of beneficial interest, par value $.001 per share, outstanding.

ACADIA REALTY TRUST AND SUBSIDIARIES

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements.

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)	March 31,	December 31,
	2010	2009
ASSETS	(unaudited)
Operating real estate
Land	$200,865	$221,740
Buildings and improvements	847,140	845,751
Construction in progress	4,985	2,575
	1,052,990	1,070,066
Less: accumulated depreciation	200,943	193,745
Net operating real estate	852,047	876,321
Real estate under development	164,846	137,340
Cash and cash equivalents	66,077	93,808
Cash in escrow	6,649	8,582
Investments in and advances to unconsolidated affiliates	52,123	51,712
Rents receivable, net	18,590	16,782
Notes receivable and preferred equity investment, net	126,643	125,221
Deferred charges, net of amortization	27,609	28,311
Acquired lease intangibles, net of amortization	21,365	22,382
Prepaid expenses and other assets, net of amortization	24,223	22,005
Total assets	$1,360,172	$1,382,464

LIABILITIES AND SHAREHOLDERS’ EQUITY
Mortgage notes payable	$706,536	$732,287
Convertible notes payable, net of unamortized discount of $1,850 and $2,105, respectively	48,165	47,910
Acquired lease and other intangibles, net of amortization	6,506	6,753
Accounts payable and accrued expenses	14,418	17,548
Dividends and distributions payable	7,423	7,377
Distributions in excess of income from, and investments in, unconsolidated affiliates	20,534	20,589
Other liabilities	18,679	17,523
Total liabilities	822,261	849,987

Equity
Common shares	40	40
Additional paid-in capital	300,799	299,014
Accumulated other comprehensive loss	(3,213)	(2,994)
Retained earnings	14,024	16,125
Total Common Shareholders’ equity	311,650	312,185
Noncontrolling interests in subsidiaries	226,261	220,292
Total equity	537,911	532,477
Total liabilities and equity	$1,360,172	$1,382,464

See accompanying notes

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(unaudited)

	Three months ended March 31,
(dollars in thousands, except per share amounts)	2010	2009

Revenues
Minimum rents	$25,732	$21,249
Percentage rents	135	201
Expense reimbursements	6,030	5,462
Lease termination income	6	205
Other property income	431	302
Management fee income	400	756
Interest income	5,127	5,143
Other	-	1,700
Total revenues	37,861	35,018

Operating Expenses
Property operating	7,848	7,322
Real estate taxes	4,527	3,665
General and administrative	5,119	6,141
Depreciation and amortization	10,341	8,580
Total operating expenses	27,835	25,708
Operating income	10,026	9,310
Equity in earnings (losses) of unconsolidated affiliates	387	(3,307)
Interest and other finance expense	(8,467)	(7,821)
Gain on debt extinguishment	-	3,150
Income from continuing operations before income taxes	1,946	1,332
Income tax expense	(439)	(526)
Income from continuing operations	1,507	806

Discontinued Operations
Operating income from discontinued operations	-	174
Gain on sale of property	-	5,637
Income from discontinued operations	-	5,811
Net income	1,507	6,617

Loss (income) attributable to noncontrolling interests in subsidiaries:
Continuing operations	3,623	8,546
Discontinued operations	-	(4,864)
Net loss attributable to noncontrolling interests in subsidiaries	3,623	3,682

Net income attributable to Common Shareholders	$5,130	$10,299

Income from continuing operations attributable to Common Shareholders	$5,130	$9,352
Income from discontinued operations attributable to Common Shareholders	-	947
Net Income attributable to Common Shareholders	$5,130	$10,299

Basic Earnings per Share
Income from continuing operations	$0.13	$0.28
Income from discontinued operations	-	0.03
Basic earnings per share	$0.13	$0.31

Diluted Earnings per Share
Income from continuing operations	$0.13	$0.28
Income from discontinued operations	-	0.03
Diluted earnings per share	$0.13	$0.31

See accompanying notes

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(unaudited)

(dollars in thousands)	Three months ended March 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,507	$6,617
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	10,341	8,592
Gain on sale of property	-	(5,637)
Gain on debt extinguishment	-	(3,150)
Amortization of lease intangibles	285	2,455
Amortization of mortgage note premium	(9)	(9)
Amortization of discount on convertible debt	255	447
Non-cash accretion of notes receivable	(1,438)	(1,258)
Share compensation expense	1,057	1,133
Equity in (earnings) losses of unconsolidated affiliates	(387)	3,307
Distributions of operating income from unconsolidated affiliates	49	139
Provision for bad debt	442	359
Changes in assets and liabilities
Cash in escrow	1,933	684
Rents receivable	(2,250)	(2,080)
Prepaid expenses and other assets, net	(2,366)	8,477
Accounts payable and accrued expenses	(939)	(2,361)
Other liabilities	1,002	1,430

Net cash provided by operating activities	9,482	19,145

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate	(11,075)	(96,052)
Deferred acquisition and leasing costs	(395)	(694)
Investments in and advances to unconsolidated affiliates	(156)	(2,242)
Return of capital from unconsolidated affiliates	28	301
Repayments of notes receivable	-	902
Advances on notes receivable	-	(347)
Proceeds from sale of property	-	9,481

Net cash used in investing activities	(11,598)	(88,651)

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(unaudited)

(dollars in thousands)	Three months ended March 31,
	2010	2009

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on mortgage notes	(25,742)	(24,319)
Proceeds received on mortgage notes	-	150,565
Purchase of convertible notes	-	(13,925)
Increase in deferred financing and other costs	(2,943)	(1,124)
Capital contributions from noncontrolling interests in partially-owned affiliates	11,876	-
Distributions to noncontrolling interests in partially-owned affiliates	(487)	(404)
Dividends paid to Common Shareholders	(7,188)	(8,671)
Distributions to noncontrolling interests in Operating Partnership	(184)	(630)
Distributions on preferred Operating Partnership Units to noncontrolling interests	(5)	(19)
Repurchase and cancellation of Common Shares	(966)	(2,715)
Common Shares issued under Employee Share Purchase Plan	24	30

Net cash (used in) provided by financing activities	(25,615)	98,788

(Decrease) increase in cash and cash equivalents	(27,731)	29,282
Cash and cash equivalents, beginning of period	93,808	86,691

Cash and cash equivalents, end of period	$66,077	$115,973

Supplemental disclosure of cash flow information
Cash paid during the period for interest, including capitalized interest of $442 and $969, respectively	$7,724	$7,589

Cash paid for income taxes	$784	$30

Dividends paid through the issuance of Common Shares	$-	$16,192

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

All of the Company’s assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership (the “Operating Partnership”) and entities in which the Operating Partnership owns a controlling interest. As of March 31, 2010, the Trust controlled 99% of the Operating Partnership as the sole general partner. As the general partner, the Trust is entitled to share, in proportion to its percentage interest, in the cash distributions and profits and losses of the Operating Partnership. The limited partners primarily represent entities or individuals who contributed their interests in certain properties or entities to the Operating Partnership in exchange for common or preferred units of limited partnership interest (“Common or Preferred OP Units”). Limited partners holding Common OP Units are generally entitled to exchange their units on a one-for-one basis for common shares of beneficial interest of the Trust (“Common Shares”). This structure is commonly referred to as an umbrella partnership REIT or “UPREIT.”

During 2001, the Company formed a partnership, Acadia Strategic Opportunity Fund, LP (“Fund I”), and in 2004 formed a limited liability company, Acadia Mervyn Investors I, LLC (“Mervyns I”), with four institutional investors. The Operating Partnership committed a total of $20.0 million to Fund I and Mervyns I, and the four institutional shareholders committed $70.0 million, for the purpose of acquiring real estate investments. As of March 31, 2010, Fund I was fully invested, with the Operating Partnership having contributed $16.5 million to Fund I and $2.7 million to Mervyns I.

The Operating Partnership is the sole general partner of Fund I and sole managing member of Mervyns I, with a 22.2% equity interest in both Fund I and Mervyns I and is also entitled to a profit participation in excess of its equity interest percentage based on certain investment return thresholds (“Promote”). Cash flow is distributed pro-rata to the partners and members (including the Operating Partnership) until they receive a 9% cumulative return (“Preferred Return”), and the return of all capital contributions. Thereafter, remaining cash flow (which is net of distributions and fees to the Operating Partnership for property management, asset management, leasing, construction and legal services) is distributed 20% to the Operating Partnership as a Promote and 80% to the partners (including the Operating Partnership). As all contributed capital and accumulated preferred return has been distributed to investors, the Operating Partnership is now entitled to a Promote on all earnings and distributions.

During 2004, the Company, along with the investors from Fund I as well as two additional institutional investors, formed Acadia Strategic Opportunity Fund II, LLC (“Fund II”), and Acadia Mervyn Investors II, LLC (“Mervyns II”) with $300.0 million, in the aggregate, of committed discretionary capital. The Operating Partnership’s share of committed capital is $60.0 million. The Operating Partnership is the managing member with a 20% interest in both Fund II and Mervyns II. The terms and structure of Fund II and Mervyns II are substantially the same as Fund I and Mervyns I, including the Promote structure, with the exception that the Preferred Return is 8%. As of March 31, 2010, the Operating Partnership had contributed $40.0 million to Fund II and $7.6 million to Mervyns II.

During 2007, the Company formed Acadia Strategic Opportunity Fund III LLC (“Fund III”) with 14 institutional investors, including all of the investors from Fund I and a majority of the investors from Fund II with $502.5 million of committed discretionary capital. The Operating Partnership’s share of the committed capital is $100.0 million and it is the managing member with a 19.9% interest in Fund III. The terms and structure of Fund III are substantially the same as the previous Funds, including the Promote structure, with the exception that the Preferred Return is 6%. As of March 31, 2010, the Operating Partnership had contributed $19.2 million to Fund III.

Fund I, Fund II, Fund III, Mervyns I and Mervyns II are collectively referred to herein as the “Opportunity Funds.”

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.         BASIS OF PRESENTATION

The consolidated financial statements include the consolidated accounts of the Company and its investments in partnerships and limited liability companies in which the Company is presumed to have control in accordance with Financial Accounting Statements Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810 “Consolidation” (“ASC Topic 810”). Investments in entities for which the Company has the ability to exercise significant influence over, but does not have financial or operating control, are accounted for using the equity method of accounting. Accordingly, the Company’s share of the net earnings (or loss) of these entities are included in consolidated net income under the caption, Equity in Earnings (Losses) of Unconsolidated Affiliates.

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

Although the Company accounts for its investment in Albertson’s, which it has made through the Retailer Controlled Property Venture (“RCP Venture”) (Note 7), using the equity method of accounting, the Company adopted the policy of not recording its equity in earnings or losses of the unconsolidated affiliate until the Company receives the audited financial statements of Albertson’s to support the equity in earnings or losses in accordance with ASC Topic 323 “Investments – Equity Method and Joint Ventures.”

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Recent Accounting Pronouncements

On January 1, 2010, the Company adopted new accounting requirements relating to variable interest entities. These new accounting requirements amend the existing accounting guidance: (i) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity, identifying the primary beneficiary of a variable interest entity; (ii) to require ongoing reassessment of whether an enterprise is the primary beneficiary of a variable interest entity, rather than only when specific events occur; (iii) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; (iv) to amend certain guidance for determining whether an entity is a variable interest entity; (v) to add an additional reconsideration event when changes in facts and circumstances pertinent to a variable interest entity occur; (vi) to eliminate the exception for troubled debt restructuring regarding variable interest entity reconsideration; and (vii) to require advanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The adoption of these new accounting requirements did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06 “Improving Disclosures about Fair Value Measurements” (“ASU No. 2010-06”). The provisions of ASU No. 2010-06 amended Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall,” by requiring an entity to: (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (ii) present separate information for Level 3 activity pertaining to gross purchases, sales, issuances, and settlements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the gross basis reconciliation for the Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010.  The adoption did not have a material impact on the Company’s financial position and results of operations, as it does not have any transfers between Level 1 and Level 2 fair value measurements.

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company’s financial position and results of operations.

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

The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the periods indicated:

	Three months ended March 31,
(dollars in thousands, except per share amounts)	2010	2009
Numerator:
Income from continuing operations attributable to Common Shareholders	$5,130	$9,352
Effect of dilutive securities:
Preferred OP Unit distributions	─	5
Numerator for diluted earnings per Common Share	$5,130	$9,357

Denominator:
Weighted average shares for basic earnings per share	39,981	33,474
Effect of dilutive securities:
Employee share options	169	122
Convertible Preferred OP Units	─	25
Dilutive potential Common Shares	169	147
Denominator for diluted earnings per share	40,150	33,621
Basic earnings per Common Share from continuing operations attributable to Common Shareholders	$0.13	$0.28
Diluted earnings per Common Share from continuing operations attributable to Common Shareholders	$0.13	$0.28

The weighted average shares used in the computation of diluted earnings per share include unvested restricted Common Shares (“Restricted Shares”) and restricted OP units (“LTIP Units”) (Note 15) that are entitled to receive dividend equivalent payments. The effect of the conversion of Common OP Units is not reflected in the above table, as they are exchangeable for Common Shares on a one-for-one basis. The income allocable to such units is allocated on this same basis and reflected as noncontrolling interests in subsidiaries in the accompanying consolidated financial statements. As such, the assumed conversion of these units would have no net impact on the determination of diluted earnings per share. The conversion of the convertible notes payable (Note 11) is not reflected in the table above as such conversion based on the current market price of the Common Shares would be settled with cash. The effect of the assumed conversion of 188 Series A Preferred OP Units into 25,067 Common Shares would be dilutive for the three months ended March 31, 2009 as reflected above. These would be anti-dilutive for the three months ended March 31, 2010 and, accordingly, are not included in computing diluted earnings per Common Share for the period.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.         COMPREHENSIVE INCOME

The following table sets forth comprehensive income for the three months ended March 31, 2010 and 2009:

(dollars in thousands)	Three months ended March 31,
	2010	2009
Net income attributable to Common Shareholders	$5,130	$10,299
Other comprehensive (loss) income	(219)	146
Comprehensive income attributable to Common Shareholders	$4,911	$10,445

Other comprehensive (loss) income relates to the changes in the fair value of derivative instruments accounted for as cash flow hedges and the reclassification, which is included in interest expense, of a derivative instrument.

The following table sets forth the change in accumulated other comprehensive loss for the three months ended March 31, 2010:

Accumulated other comprehensive loss

(dollars in thousands)
Balance at December 31, 2009	$(2,994)
Unrealized loss on valuation of derivative instruments and amortization of derivative instrument	(219)
Balance at March 31, 2010	$(3,213)

5.         SHAREHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS IN SUBSIDIARIES

The following table summarizes the change in the shareholders’ equity and noncontrolling interest since December 31, 2009:

(dollars in thousands)	Common Shareholders’ Equity	Noncontrolling Interests	Total
Balance at December 31, 2009	$312,185	$220,292	$532,477
Dividends and distributions declared of $0.18 per Common Share and Common OP Units	(7,231)	(192)	(7,423)
Net income (loss) for the period January 1 through March 31, 2010	5,130	(3,623)	1,507
Distributions paid	-	(487)	(487)
Other comprehensive (loss) income – Unrealized (loss) gain on valuation of derivative instruments	(219)	65	(154)
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	2,114	(2,114)	-
Common Shares issued under Employee Share Purchase Plan	24	-	24
Issuance of Common Shares to Trustees	61	-	61
Employee Restricted Share awards	552	-	552
Employee Restricted Shares cancelled	(966)	-	(966)
Employee LTIP Unit awards	-	444	444
Noncontrolling interest contributions	-	11,876	11,876

Balance at March 31, 2010	$311,650	$226,261	$537,911

Noncontrolling interests include interests in the Operating Partnership which represent (i) the limited partners’ 376,306 and 626,606 Common OP Units at March 31, 2010 and December 31, 2009, respectively, (ii) 188 Series A Preferred OP Units at March 31, 2010 and December 31, 2009, with a stated value of $1,000 per unit, which are entitled to a preferred quarterly distribution of the greater of (a) $22.50 (9% annually) per Series A Preferred OP Unit or (b) the quarterly distribution attributable to a Series A Preferred OP Unit

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.         SHAREHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS IN SUBSIDIARIES, (continued)

if such unit were converted into a Common OP Unit. Noncontrolling interests also include outside interests in partially owned affiliates and third-party interests in Fund I, II and III, and Mervyns I and II and three other entities.

For the three months ended March 31, 2010, 57,476 employee Restricted Shares were cancelled to pay the employees’ income taxes due on the value of the portion of the Restricted Shares that vested during the period. During the three months ended March 31, 2010, the Company recognized accrued Common Share and Common OP Unit-based compensation totaling $1.0 million.

6.         DISPOSITION OF PROPERTIES AND DISCONTINUED OPERATIONS

Discontinued Operations

In accordance with ASC Subtopic 205-20 “Presentation of Financial Statements, Discontinued Operations,” the Company reclassified the consolidated statements of income and the consolidated balance sheets relating to the properties that were sold or became held for sale, as a discontinued operation, for all periods presented.

The combined results of operations for these properties for the three months ended March 31, 2010 and March 31, 2009 are reported separately as discontinued operations. During February 2009, the Company sold six Kroger locations.

The combined results of operations of the properties classified as discontinued operations are summarized as follows:

STATEMENTS OF OPERATIONS	Three months ended March 31, 2009
(dollars in thousands)
Total revenues	$282
Total expenses	108
Operating income	174
Gain on sale of property	5,637
Income from discontinued operations	5,811
Income from discontinued operations attributable to noncontrolling interests in subsidiaries	(4,864)
Income from discontinued operations attributable to
Common Shareholders	$947

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.         INVESTMENTS

A.  Investments In and Advances to Unconsolidated Affiliates

Retailer Controlled Property Venture (“RCP Venture”)

During January of 2004, the Company commenced the RCP Venture with Klaff Realty, LP (“Klaff”) and Lubert-Adler Management, Inc., through a limited liability company (“KLA”), for the purpose of making investments in surplus or underutilized properties owned by retailers. As of March 31, 2010, the Company had invested $60.8 million through the RCP Venture on a non-recourse basis. Cash flow from any investment in which the RCP Venture participants elect to invest, is to be distributed to the participants until they have received a 10% cumulative return and a full return of all contributions. Thereafter, remaining cash flow is to be distributed 20% to Klaff and 80% to the partners (including Klaff).

Mervyns Department Stores

During September 2004, the Company made its first RCP Venture investment. Through Mervyns I and Mervyns II, the Company invested $23.2 million in a consortium to acquire the Mervyns Department Store chain (“Mervyns”) consisting of 262 stores (“REALCO”) and its retail operation (“OPCO”) from Target Corporation. To date, REALCO has disposed of a significant portion of the portfolio. In addition, in November 2007, the Company sold its interest in OPCO and, as a result, has no further investment in OPCO. Subsequent to the initial acquisition, the Company, through Mervyns I and Mervyns II, made additional investments of $2.9 million.

During the quarter ended March 31, 2009, REALCO recorded an impairment charge on its investment in certain locations and leasehold interests of which Mervyns I and II recognized a combined loss of $3.1 million. The Operating Partnership’s share of this loss, net of taxes, was $0.6 million.

Through March 31, 2010, the Company, through Mervyns I and Mervyns II, made additional investments in locations that are separate from the original investment (“Add-On Investments”) in Mervyns totaling $5.1 million.

Albertson’s

During June of 2006, the RCP Venture made its second investment as part of an investment consortium, acquiring Albertson’s and Cub Foods, of which the Mervyns II share was $20.7 million. Through March 31, 2010, Mervyns II has received distributions from this investment totaling $65.8 million.

Through March 31, 2010, the Company, through Mervyns II, made Add-On Investments in Albertson’s totaling $2.4 million and received distributions totaling $1.2 million.

Other RCP Investments

During 2006, Fund II made investments of $1.1 million in Shopko and $0.7 million in Marsh. During 2007, Fund II received a $1.1 million cash distribution from the Shopko investment representing 100% of its invested capital. As of March 31, 2010, Fund II made investments of $2.0 million in additional Add-On Investments in Marsh and has received distributions totaling $2.6 million.

During July of 2007, the RCP Venture acquired a portfolio of 87 retail properties from Rex Stores Corporation, in which the Company invested in through Mervyns II. Mervyns II’s share of this investment was $2.7 million. Through March 31, 2010, Mervyns II has received distributions of $0.4 million.

The Company accounts for the original investments in Mervyns and Albertson’s using the equity method of accounting as the Company has the ability to exercise significant influence over, but does not have financial or operating control. The Company accounts for the Add-On Investments and other RCP Venture investments using the cost method due to its minor ownership interest and the inability to exert influence over KLA’s operating and financial policies.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.         INVESTMENTS (continued)

A.  Investments In and Advances to Unconsolidated Affiliates (continued)

The following table summarizes the Company’s RCP Venture investments from inception through March 31, 2010:

(dollars in thousands)					Operating Partnership Share
			Invested		Invested
		Year	Capital		Capital
Investor	Investment	Acquired	and Advances	Distributions	and Advances	Distributions
Mervyns I and Mervyns II	Mervyns	2004	$26,058	$45,966	$4,901	$11,251
Mervyns I and Mervyns II	Mervyns add-on
	investments	2005/2008	5,126	1,703	753	283
Mervyns II	Albertson’s	2006	20,717	65,757	4,239	13,151
Mervyns II	Albertson’s add-on
	investments	2006/2007	2,409	1,215	386	243
Fund II	Shopko	2006	1,100	1,100	220	220
Fund II	Marsh	2006	2,667	2,639	533	528
Mervyns II	Rex Stores	2007	2,701	400	535	80
Total			$60,778	$118,780	$11,567	$25,756

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

Other Investments

Fund I Investments

Fund I owned a 50% interest in the Sterling Heights Shopping Center, which was accounted for using the equity method of accounting.

On March 25, 2010, Fund I sold the Sterling Heights Shopping Center for $2.3 million.  The proceeds from this sale together with the balance of Fund I’s recourse obligation of $0.6 million were used to fully liquidate the outstanding mortgage loan obligation.

Fund II Investments

Fund II has a 25% interest in CityPoint, a redevelopment project located in downtown Brooklyn, NY, which is accounted for using the equity method. The Company has determined that CityPoint is a variable interest entity, and the Company is not the primary beneficiary. The Company’s maximum exposure is its current investment balance of $37.5 million.

The redevelopment plans include the development of a 1.3 million square foot project consisting of commercial and residential components. The Company will participate in the development of the commercial component and does not plan on participating in the development of, nor does it have any ownership interest in, the residential component of the project. As of December 31, 2009, it was determined that the residential component of the project was  impaired. Consequently, CityPoint wrote down the residential portion of the project to its fair value and recorded a $66.0 million impairment charge. The impairment charge was allocated 100% to the unaffiliated joint venture partner. The Company has not recognized any share of this impairment charge as it has no ownership interest in the residential component.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.         INVESTMENTS (continued)

A.  Investments In and Advances to Unconsolidated Affiliates (continued)

Summary of Investments in Unconsolidated Affiliates

The following tables summarize the Company’s investments in unconsolidated affiliates as of March 31, 2010 and December 31, 2009. CityPoint is not reflected in the below Statements of Operations as there are no current operations at this redevelopment project.

	March 31, 2010
(dollars in thousands)	RCP Venture	CityPoint	Brandywine Portfolio	Crossroads	Other Investments	Total
Balance Sheets
Assets:
Rental property, net	$-	$-	$127,250	$4,905	$3,489	$135,644
Real estate under development	-	101,437	-	-	-	101,437
Investment in unconsolidated affiliates	197,221	-	-	-	-	197,221
Other assets	-	3,261	10,177	4,846	724	19,008

Total assets	$197,221	$104,698	$137,427	$9,751	$4,213	$453,310

Liabilities and partners’ equity
Mortgage note payable	$-	$25,990	$166,200	$62,056	$-	$254,246
Other liabilities	-	2,704	7,089	1,192	8	10,993
Partners’ equity (deficit)	197,221	76,004	(35,862)	(53,497)	4,205	188,071

Total liabilities and partners’ equity	$197,221	$104,698	$137,427	$9,751	$4,213	$453,310
Company’s investment in and advances to
unconsolidated affiliates	$13,108	$37,513	$-	$-	$1,502	$52,123
Share of distributions in excess of share of
income and investment in unconsolidated
affiliates	$-	$-	$(8,297)	$(12,237)	$-	$(20,534)

	December 31, 2009
	RCP Venture	CityPoint	Brandywine Portfolio	Crossroads	Other Investments	Total
(dollars in thousands)
Balance Sheets
Assets
Rental property, net	$-	$-	$127,091	$4,968	$10,631	$142,690
Real Estate under development	-	100,346	-	-	-	100,346
Investment in unconsolidated affiliates	209,407	-	-	-	-	209,407
Other assets	-	3,265	11,388	4,322	1,976	20,951

Total assets	$209,407	$103,611	$138,479	$9,290	$12,607	$473,394

Liabilities and partners’ equity
Mortgage note payable	$-	$25,990	$166,200	$62,295	$4,200	$258,685
Other liabilities	-	2,096	7,762	977	1,250	12,085
Partners equity (deficit)	209,407	75,525	(35,483)	(53,982)	7,157	202,624

Total liabilities and partners’ equity	$209,407	$103,611	$138,479	$9,290	$12,607	$473,394

Company’s investment in and advances to
unconsolidated affiliates	$12,832	$37,357	$-	$-	$1,523	$51,712

Share of distributions in excess of share
of income and investment in unconsolidated
affiliates	$-	$-	$(8,212)	$(12,377)	$-	$(20,589)

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.         INVESTMENTS (continued)

A.  Investments In and Advances to Unconsolidated Affiliates (continued)

Summary of Investments in Unconsolidated Affiliates (continued)

	Three Months Ended March 31, 2010
(dollars in thousands)	RCP Venture	Brandywine Portfolio	Crossroads	Other Investments	Total
Statements of Operations
Total revenue	$-	$4,544	$2,167	$358	$7,069
Operating and other expenses	-	1,579	701	257	2,537
Interest expense	-	2,481	834	40	3,355
Equity in earnings of unconsolidated affiliates	2,923	-	-	-	2,923
Depreciation and amortization	-	863	146	89	1,098
Loss on sale of property, net	-	-	-	(2,957)	(2,957)
Net income (loss)	$2,923	$(379)	$486	$(2,985)	$45

Company’s share of net income (loss)	$276	$(43)	$237	$14	$484
Amortization of excess investment	-	-	(97)	-	(97)
Company’s share of net income (loss)	$276	$(43)	$140	$14	$387

	Three Months Ended March 31, 2009
(dollars in thousands)	RCP Venture	Brandywine Portfolio	Crossroads	Other Investments	Total
Statements of Operations
Total revenue	$-	$4,917	$2,109	$459	$7,485
Operating and other expenses	-	1,564	773	304	2,641
Interest expense	-	2,519	846	37	3,402
Equity in losses of unconsolidated affiliates	(32,194)	-	-	-	(32,194)
Depreciation and amortization	-	848	148	127	1,123
Loss on sale of property, net	-	-	-	(390)	(390)
Net (loss) income	$(32,194)	$(14)	$342	$(399)	$(32,265)

Company’s share of net (loss) income	$(3,381)	$43	$166	$(38)	$(3,210)
Amortization of excess investment	-	-	(97)	-	(97)
Company’s share of net (loss) income	$(3,381)	$43	$69	$(38)	$(3,307)

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.         NOTES RECEIVABLE AND PREFERRED EQUITY INVESTMENT

At March 31, 2010, the Company’s notes receivable and preferred equity investment, net aggregated $126.6 million and were collateralized by the underlying properties, the borrower’s ownership interest in the entities that own the properties and/or by the borrower’s personal guarantee. Effective interest rates on the Company’s notes receivable and preferred equity investment ranged from 10.0% to 21.9% with maturities that range from demand notes to January 2017. As of March 31, 2010, notes receivable and preferred equity investments are as follows:

Description	Effective interest Rate	Maturity date	Periodic payment terms	Prior liens		Carrying amount of notes receivable and preferred equity	Extension options
(dollars in thousands)

72nd Street	19.28%	7/18/2011	(1)	$185,000	(4)	$42,322	1 x 1 year
Georgetown A	10.14%	11/12/2010	(3)	8,516		8,000	2 x 1 year
Georgetown B	13.43%	6/27/2010	(2)	115,713		40,000	2 x 1 year
Other Loan	14.50%	12/30/2010	(2)	-		8,585	1 x 6 month
First Mortgage Loan	12.50%	9/11/2010	(3)	-		10,000	1 x 1 year
Individually less	10% to	Demand note
than 3%	21.90%	to 1/1/2017		272,433		17,736	-
Total						$126,643

Notes:
(1)  Principal and interest, including a $7.5 million exit fee, are due upon maturity.
(2)  Payable upon maturity.
(3)  Interest only payable monthly, principal due on maturity.
(4)  The balance represents the maximum amount to be drawn under a construction loan.

During March 2010, the Company assigned its interest in a redevelopment project to an unaffiliated entity in exchange for a $2.0 million note as consideration for its interest. This note is contingent upon the unaffiliated entity obtaining financing for the redevelopment project and bears interest at 10%. The Company had previously recorded a $2.0 million reserve against the costs of this redevelopment project. Consequently, all principal and accrued interest for this contingent note receivable is currently reserved as of March 31, 2010.

9.         DERIVATIVE FINANCIAL INSTRUMENTS

The following table summarizes the notional values and fair values of the Company’s derivative financial instruments as of March 31, 2010. The notional value does not represent exposure to credit, interest rate or market risks.

Hedge Type	Notional Value	Rate	Maturity	Fair Value
(dollars in thousands)
Interest rate LIBOR swaps	$78,933	0.90% to 5.14%	7/19/10 to 11/30/12	$(3,422)

Interest rate LIBOR Cap	$30,000	6.0%	4/01/10	-
Net Derivative instrument liability (1)				$(3,422)

(1) The fair value of the derivative instruments is included in other liabilities in the Consolidated Balance Sheets.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.        MORTGAGE LOANS

The Company completed the following transactions related to mortgage loans and credit facilities during the three months ended March 31, 2010:

i) closed on a $48.0 million construction loan that bears interest at the greater of (a) LIBOR plus 400 basis points or (b) an interest rate floor of 6.50% and a maturity date of January 12, 2012. As of March 31, 2010, no amount was drawn on this construction loan.

ii) extended the Fund II line of credit that was to mature on March 1, 2010 to March 1, 2011 and adjusted the interest rate from LIBOR plus 250 basis points to LIBOR plus 325 basis points.  The line of credit’s maximum capacity was reduced to $40.0 million and will decrease to $30.0 million in September 2010.

iii) on February 9, 2010, the Company paid off the outstanding Ledgewood line of credit balance of $2.0 million, which was scheduled to mature on March 29, 2010 and terminated the line of credit.

The following table sets forth certain information pertaining to the Company’s secured credit facilities:

(dollars in thousands) Borrower	Total amount of credit facility	Amount borrowed as of December 31, 2009	Net borrowings (repayments) during the three months ended March 31, 2010	Amount borrowed as of March 31, 2010	Letters of credit outstanding as of March 31, 2010	Amount available under credit facilities as of March 31, 2010
Acadia Realty, LP	$64,498	$30,000	$(15,000)	$15,000	$9,210	$40,288
Acadia Realty, LP	-	2,000	(2,000)	-	-	-
Fund II	40,000	48,245	(8,245)	40,000	-	-
Fund III	221,000	139,450	-	139,450	500	81,050
Total	$325,498	$219,695	$(25,245)	$194,450	$9,710	$121,338

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

On April 1, 2010, a $30.0 million loan, collateralized by a Fund II property located on 161st Street in the Bronx, NY, matured. The Company gave notice of the exercise of its one year extension option and agreed to pay down $0.4 million in order to comply with its debt service coverage requirement to extend.  The lender disputed and refused to grant the extension request and has issued a Notice of Event of Default and Demand for Payment with which the Company disagrees. As a result, the lender is contending that interest at the default rate, which at March 31, 2010, amounts to 6.65%, is payable with which the Company also disagrees. The Company is in negotiations with the special servicer of the loan to amend the loan terms and extend the maturity. The Company believes that it will be able to successfully negotiate the extension and the ultimate resolution of this matter will not have a material adverse effect on its financial condition or the results of operations.

11.        CONVERTIBLE NOTES PAYABLE

In December 2006 and January 2007, the Company issued $115.0 million of convertible notes with a fixed interest rate of 3.75% due 2026 (the “Convertible Notes”). The Convertible Notes were issued at par and require interest payments semi-annually in arrears on June 15th and December 15th of each year. The Convertible Notes are unsecured obligations and rank equally with all other unsecured and unsubordinated indebtedness.

During 2009 and 2008, the Company purchased $57.0 million and $8.0 million in face amount, respectively, of its convertible debt at an average discount of approximately 19%. The transactions resulted in a gain on debt extinguishment of $7.1 million and $1.5 million for the years ended December 31, 2009 and 2008, respectively. The outstanding Convertible Notes face amount as of March 31, 2010 was $50.0 million.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.        FAIR VALUE MEASUREMENTS

ASC Topic 820, “Fair Value Measurements and Disclosures,” defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants.

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

The following describes the valuation methodologies the Company uses to measure financial assets and liabilities at fair value:

Derivative Instruments — The Company’s derivative financial liabilities consist of interest rate swaps and are predominately valued using Level 2 inputs. The fair value of these instruments is based upon the estimated amounts the Company would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the reporting date and is determined using interest rate market pricing models.

The following table presents the Company’s liabilities measured at fair value based on level of inputs at March 31, 2010:

(dollars in thousands)	Level 1	Level 2	Level 3
Liabilities
Derivatives	$-	$3,422	$-
Total liabilities measured at fair value	$-	$3,422	$-

Financial Instruments

ASC Topic 825 “Financial Instruments” requires disclosure on the fair value of financial instruments.

Certain of the Company’s assets and liabilities are considered financial instruments. Fair value estimates, methods and assumptions are set forth below.

Cash and Cash Equivalents, Restricted Cash, Cash in Escrow, Rents Receivable, Prepaid Expenses, Other Assets, Accounts Payable and Accrued Expenses, Dividends and Distributions Payable and Other Liabilities—The carrying amount of these assets and liabilities approximates fair value as of March 31, 2010 and December 31, 2009 due to the short-term nature of such accounts.

Notes Receivable and Preferred Equity Investments — As of March 31, 2010 and December 31, 2009, the Company has determined the estimated fair values of its preferred equity investments and notes receivable were $133.3 million and $126.4 million, respectively, by discounting future cash receipts utilizing a discount rate equivalent to the rate at which similar investments would be originated at the reporting date.

Derivative Instruments — The fair value of these instruments is based upon the estimated amounts the Company would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the reporting date and is determined using interest rate market pricing models.

Mortgage Notes Payable and Convertible Notes Payable — As of March 31, 2010 and December 31, 2009, the Company has determined the estimated fair values of its mortgage notes payable were $741.3 million and $751.0 million, respectively, by discounting future cash payments utilizing a discount rate equivalent to the rate at which similar mortgage notes payable would be originated at the reporting date.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.        RELATED PARTY TRANSACTIONS

During February 2010, Klaff converted all 250,000 of its Restricted Common OP Units into 250,000 Common Shares.

The Company earns asset management, leasing, disposition, development and construction fees for providing services to an existing portfolio of retail properties and/or leasehold interests in which Klaff has an interest. Fees earned by the Company in connection with this portfolio were $0.03 million and $0.2 million for the three months ended March 31, 2010 and 2009, respectively.

The Company earned property management fees, legal and leasing fees from the Brandywine portfolio totaling $0.2 million for each of the three months ended March 31, 2010 and March 31, 2009.

Lee Wielansky, the Lead Trustee of the Company, was paid a consulting fee of $25,000 for each of the three months ended March 31, 2010 and 2009.

14.        SEGMENT REPORTING

The Company has five reportable segments: Core Portfolio, Opportunity Funds, Self-Storage Portfolio, Notes Receivable and Other.  “Notes Receivable” consists of the Company’s notes receivable and preferred equity investment and related interest income.  “Other” consists primarily of management fees and interest income. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates property performance primarily based on net operating income before depreciation, amortization and certain nonrecurring items. Investments in the Core Portfolio are typically held long-term. Given the contemplated finite life of the Opportunity Funds, these investments are typically held for shorter terms. Fees earned by the Company as the general partner/member of the Opportunity Funds are eliminated in the Company’s consolidated financial statements. The following table sets forth certain segment information for the Company, reclassified for discontinued operations, as of and for the three months ended March 31, 2010 and 2009 (does not include unconsolidated affiliates):

Three Months Ended March 31, 2010
(dollars in thousands)	Core Portfolio	Opportunity Funds	Self- Storage Portfolio	Notes Receivable	Other	Amounts Eliminated in Consolidation	Total
Revenues	$15,934	$11,862	$4,539	$4,857	$5,055	$(4,386)	$37,861
Property operating expenses and real estate taxes	5,330	4,455	2,882	-	-	(292)	12,375
Other expenses	5,714	3,382	-	-	-	(3,977)	5,119
Income before depreciation and amortization	$4,890	$4,025	$1,657	$4,857	$5,055	$(117)	$20,367
Depreciation and amortization	$3,917	$5,349	$1,183	$-	$-	$(108)	$10,341
Interest and other finance expense	$4,302	$3,063	$1,102	$-	$-	$-	$8,467
Real estate at cost	$476,751	$542,961	$209,268	$-	$-	$(11,144)	$1,217,836
Total assets	$538,059	$612,245	$196,206	$126,643	$-	$(112,981)	$1,360,172

Expenditures for real estate and improvements	$1,960	$8,611	$555	$-	$-	$(51)	$11,075

Reconciliation to net income and net income attributable to Common Shareholders
Net property income before depreciation and amortization							$20,367
Depreciation and amortization							(10,341)
Equity in earnings of unconsolidated affiliates							387
Interest and other finance expense							(8,467)
Income tax expense							(439)
Net income							1,507
Net loss attributable to noncontrolling interests in subsidiaries							3,623
Net income attributable to Common Shareholders							$5,130

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.        SEGMENT REPORTING (continued)

Three Months Ended March 31, 2009

(dollars in thousands)	Core Portfolio	Opportunity Funds	Self- Storage Portfolio	Notes Receivable	Other	Amounts Eliminated in Consolidation	Total
Revenues	$18,723	$8,643	$1,752	$4,890	$7,170	$(6,160)	$35,018
Property operating expenses and real estate taxes	5,541	3,134	2,417	-	-	(105)	10,987
Other expenses	6,921	4,040	-	-	-	(4,820)	6,141
Income (loss) before depreciation and amortization	$6,261	$1,469	$(665)	$4,890	$7,170	$(1,235)	$17,890
Depreciation and amortization	$4,143	$3,388	$1,049	$-	$-	$-	$8,580
Interest and other finance expense	$5,156	$1,472	$1,193	$-	$-	$-	$7,821
Real estate at cost	$474,177	$512,319	$200,035	$-	$-	$(8,213)	$1,178,318

Total assets	$565,619	$603,210	$195,857	$126,290	$-	$(94,877)	$1,396,099

Expenditures for real estate and improvements	$38	$94,575	$2,323	$-	$-	$(884)	$96,052

Reconciliation to net income and net income attributable to Common Shareholders
Net property income before depreciation and amortization							$17,890
Depreciation and amortization							(8,580)
Equity in losses of unconsolidated affiliates							(3,307)
Interest and other finance expense							(7,821)
Gain on debt extinguishment							3,150
Income tax expense							(526)
Income from discontinued operations							5,811
Net income							6,617
Net loss attributable to noncontrolling interests in subsidiaries							3,682
Net income attributable to Common Shareholders							$10,299

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.        LONG-TERM INCENTIVE COMPENSATION

On March 1, 2010, the Company issued 257,116 LTIP Units to officers of the Company.  Vesting with respect to these awards is recognized ratably over the next five annual anniversaries of the issuance date.  The vesting on 46% of these awards is also generally subject to achieving certain total shareholder returns on the Company’s Common Shares or certain Company performance measures.

Also on March 1, 2010 and March 10, 2010, the Company issued a total of 16,473 Restricted Shares and 9,812 LTIP Units, respectively, to employees of the Company. Vesting with respect to these awards is recognized ratably over the next five annual anniversaries of the issuance date.  The vesting on 31% of these awards is also generally subject to achieving certain total shareholder returns on the Company’s Common Shares or certain Company performance measures.

The total value of the above Restricted Shares and LTIP Units as of the grant date was $4.7 million.  Compensation expense of $0.3 million has been recognized in the accompanying financial statements related to these awards for the three months ended March 31, 2010.

In 2009, the Company adopted the Long Term Investment Alignment Program (the “Program”) pursuant to which the Company may award units to primarily senior executives which would entitle them to receive up to 25% of any future Fund III Promote when and if such Promote is ultimately realized. As of March 31, 2010, the Company has awarded units representing 61% of the Program, which were determined to have no value at issuance.  In accordance with ASC Topic 718, “Compensation- Stock Compensation,” compensation relating to these awards will be recorded based on the change in the estimated fair value at each reporting period.

Total long-term incentive compensation expense, including the expense related to the Program, was $1.0 million and $1.1 million for the three months ended March 31, 2010 and 2009, respectively.

16.        DIVIDENDS AND DISTRIBUTIONS PAYABLE

On February 26, 2010, the Board of Trustees of the Company approved and declared a cash dividend for the quarter ended March 31, 2010 of $0.18 per Common Share and Common OP Unit. The dividend was paid on April 15, 2010 to shareholders of record as of March 31, 2010.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is based on the consolidated financial statements of the Company as of March 31, 2010 and 2009 and for the three months then ended. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results performance or achievements expressed or implied by such forward-looking statements. Such factors are set forth under the heading “Item 1A. Risk Factors” in our Form 10-K for the year ended December 31, 2009 (our “2009 Form 10-K”) and include, among others, the following: general economic and business conditions, including the current post-recessionary period, which will, among other things, affect demand for rental space, the availability and creditworthiness of prospective tenants, lease rents and the availability of financing; adverse changes in our real estate markets, including, among other things, competition with other companies; risks of real estate development, acquisition and investment; risks related to our use of leverage; demands placed on our resources due to the growth of our business; risks related to operating through a partnership structure; our limited control over joint venture investments; the risk of loss of key members of management; uninsured losses; REIT distribution requirements and ownership limitations; concentration of ownership by certain institutional investors; governmental actions and initiatives; and environmental/safety requirements. Except as required by law, we do not undertake any obligation to update or revise any forward-looking statements contained in this Form 10-Q.

OVERVIEW

As of March 31, 2010, we operated 78 properties, which we own or have an ownership interest in, within our Core Portfolio or within our three Opportunity Funds. These 78 properties consist of commercial properties, primarily neighborhood and community shopping centers, self-storage and mixed-use properties with a retail component. The properties we operate are located primarily in the Northeast, Mid-Atlantic and Midwestern regions of the United States. Our Core Portfolio consists of those properties either 100% owned, or partially owned through joint venture interests, by the Operating Partnership, or subsidiaries thereof, not including those properties owned through our Opportunity Funds. Excluding two properties under redevelopment, there are 32 properties in our Core Portfolio totaling approximately 4.8 million square feet. Fund I has 20 properties comprising approximately 0.9 million square feet. Fund II has 10 properties, seven of which (representing 1.2 million square feet) are currently operating, one is under construction, and two are in design phase. Three of the properties also include self-storage facilities. We expect the Fund II portfolio will have approximately 2.0 million square feet upon completion of all current construction and anticipated redevelopment activities. Fund III has 14 properties totaling approximately 1.8 million square feet, of which 11 locations representing 0.9 million net rentable square feet are self-storage facilities. The majority of our operating income is derived from rental revenues from these 78 properties, including recoveries from tenants, offset by operating and overhead expenses. As our RCP Venture invests in operating companies, we consider these investments to be private-equity style, as opposed to real estate, investments.  Since these are not traditional investments in operating rental real estate but investments in operating businesses, the Operating Partnership invests in these through a taxable REIT subsidiary (“TRS”).

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

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no material changes to the items that we disclosed as our critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2009 Form 10-K.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2010 (“2010”) to the three months ended March 31, 2009 (“2009”)

Revenues	2010				2009
(dollars in millions)	Core Portfolio	Opportunity Funds	Storage Portfolio	Notes Receivable and Other	Core Portfolio	Opportunity Funds	Storage Portfolio	Notes Receivable and Other

Minimum rents	$11.9	$9.6	$4.2	$—	$12.5	$7.2	$1.5	$—
Percentage rents	0.1	—	—	—	0.2	—	—	—
Expense reimbursements	3.9	2.2	—	—	4.1	1.4	—	—
Lease termination income	—	—	—	—	0.2	—	—	—
Other property income	—	0.1	0.3	—	—	—	0.3	—
Management fee income (1)	—	—	—	0.4	—	—	—	0.8
Interest income	—	—	—	5.1	—	—	—	5.1
Other income	—	—	—	—	1.7	—	—	—

Total revenues	$15.9	$11.9	$4.5	$5.5	$18.7	$8.6	$1.8	$5.9

(1)
Includes fees earned by the Company as general partner/managing member of the Opportunity Funds that are eliminated in consolidation. These fees are adjusted in noncontrolling interests. The net balance reflected in the table represents third party fees that are not eliminated in consolidation.  Reference is made to Note 14 to the Notes to  Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q for an overview of our five  reportable segments.

The decrease in minimum rents in the Core Portfolio primarily relates to tenant vacancies at Third Avenue and the Circuit City bankruptcy at Ledgewood Mall. The increase in minimum rents in the Opportunity Funds primarily relates to additional rents following the acquisition of Cortlandt Towne Center (“2009 Fund Acquisition”) of $0.6 million and additional leases at Fordham Place and Pelham Manor commencing in 2009 (“Fordham and Pelham”) of $2.0 million. The increase in minimum rents in the Storage Portfolio relates to the full amortization of acquired lease intangible costs during 2009.

Expense reimbursements in the Opportunity Funds increased for both real estate taxes and common area maintenance as a result of the 2009 Fund Acquisition and Fordham and Pelham.

Other income of $1.7 million in the Core Portfolio during 2009 was the result of a forfeited sales contract deposit.

Operating Expenses	2010				2009
(dollars in millions)	Core Portfolio	Opportunity Funds	Storage Portfolio	Notes Receivable and Other	Core Portfolio	Opportunity Funds	Storage Portfolio	Notes Receivable and Other

Property operating	$3.0	$2.9	$2.3	$(0.3)	$3.3	$2.2	$1.9	$(0.1)
Real estate taxes	2.3	1.6	0.6	—	2.3	0.9	0.5	—
General and administrative	5.7	3.4	—	(4.0)	6.9	4.0	—	(4.8)
Abandoned project costs	—	—	—	—	—	—	—	—
Depreciation and amortization	3.9	5.3	1.2	(0.1)	4.1	3.4	1.1	—

Total operating expenses	$14.9	$13.2	$4.1	$(4.4)	$16.6	$10.5	$3.5	$(4.9)

The increase in property operating expenses in the Opportunity Funds was primarily the result of the 2009 Fund Acquisition as well as Fordham and Pelham.

The increase in real estate taxes in the Opportunity Funds was attributable to the 2009 Fund Acquisition as well as Fordham and Pelham.

The decrease in general and administrative expense in the Core Portfolio was primarily attributable to reduced compensation expense following staff reductions in the first quarter of 2009. The decrease in general and administrative expense in the Opportunity Funds primarily relates to the reduction in Promote expense attributable to Fund I.  The increase in general and administrative expense in Notes Receivable and Other primarily relates to the elimination of the Fund I Promote expense for consolidated financial statement presentation purposes.

Depreciation expense increased $1.5 million and amortization expense increased $0.4 million in the Opportunity Funds as a result of the 2009 Fund Acquisition as well as Fordham and Pelham.

Other	2010				2009
(dollars in millions)	Core Portfolio	Opportunity Funds	Storage Portfolio	Notes Receivable and Other	Core Portfolio	Opportunity Funds	Storage Portfolio	Notes Receivable and Other

Equity in earnings (losses) of unconsolidated affiliates	$0.1	$0.3	$—	$—	$0.1	$(3.4)	$—	$—
Interest expense	(4.3)	(3.1)	(1.1)	—	(5.1)	(1.5)	(1.2)
Gain on extinguishment of debt	—	—	—	—	3.1	—	—	—
Income tax provision	(0.4)	—	—	—	(0.5)	—	—	—
Income from discontinued operations	—	—	—	—	—	—	—	5.8
Loss (income) attributable to noncontrolling interests in subsidiaries - Continuing operations	(0.1)	3.7	—	—	(0.2)	7.5	0.2	1.1
Loss (income) attributable to noncontrolling interests in subsidiaries - Discontinued operations	—	—	—	—	—	—	—	(4.9)

Equity in earnings (losses) of unconsolidated affiliates in the Opportunity Funds increased primarily as a result of our pro-rata share of losses from Mervyns in 2009.

Total interest expense in the Core Portfolio decreased by $0.8 million in 2010.  This was the result of a $1.2 million decrease attributable to lower average outstanding borrowings in 2010 offset by a $0.4 million increase attributable to higher average interest rates in 2010.  Interest expense in the Opportunity Funds increased $1.6 million in 2010. This was the result of an increase of $0.6 million due to higher average outstanding borrowings in 2010, an increase of $0.2 million due to higher average interest rates in 2010 and $0.8 million of lower capitalized interest in 2010.

The gain on extinguishment of debt of $3.1 million is attributable to the purchase of our convertible debt at a discount in 2009.

Income from discontinued operations represents activity related to property sales in 2009.

Loss (income) attributable to noncontrolling interests in subsidiaries – Continued operations for the Opportunity Funds primarily represents the noncontrolling interests’ share of all the Opportunity Funds variances discussed above.  Loss (income) attributable to noncontrolling interests in subsidiaries – Continued operations in Notes Receivable and Other relates to the noncontrolling interests’ share of capitalized construction, leasing and legal fees.

Loss (income) attributable to noncontrolling interests in subsidiaries - Discontinued operations for the Opportunity Funds primarily represents the noncontrolling interests’ share of activity related to property sales in 2009.

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

The reconciliation of net income to FFO for the three months ended March 31, 2010 and 2009 is as follows:

	Three months ended March 31,
(dollars in millions)	2010	2009
Net income attributable to Common Shareholders	$5.1	$10.3
Depreciation of real estate and amortization of leasing costs (net of noncontrolling interests’ share)
Consolidated affiliates	4.6	4.3
Unconsolidated affiliates	0.4	0.4
Gain on sale (net of noncontrolling interests’ share)
Consolidated affiliates	—	(0.9)
Income attributable to noncontrolling interest in Operating Partnership (1)	0.1	0.2
Funds from operations	$10.2	$14.3

Cash flows provided by (used in):
Operating activities	$9.5	$19.1
Investing activities	$(11.6)	$(88.7)
Financing activities	$(25.6)	$98.8

Notes:
(1)           Does not include distributions paid to Series A Preferred OP Unit holders.

USES OF LIQUIDITY

Our principal uses of liquidity are (i) distributions to our shareholders and OP unit holders, (ii) investments which include the funding of our capital committed to the Opportunity Funds and property acquisitions and redevelopment/re-tenanting activities within our Core Portfolio, and (iii) debt service and loan repayments, including the repurchase of our Convertible Notes.

Distributions

In order to qualify as a REIT for Federal income tax purposes, we must currently distribute at least 90% of our taxable income to our shareholders. For the three months ended March 31, 2010, we paid dividends and distributions on our Common Shares and Common OP Units totaling $7.4 million.

Investments

Fund I and Mervyns I

Reference is made to Notes 1 and 7 to the Notes to Consolidated Financial Statements in Part 1, Item 1 in this Form 10-Q for an overview of Fund I and Mervyns I. Fund I and Mervyns I have returned all invested capital and accumulated preferred return thus triggering our Promote in all future Fund I earnings and distributions. As of March 31, 2010, $86.6 million has been invested in Fund I and Mervyns I, of which the Operating Partnership contributed $19.2 million.

As of March 31, 2010, Fund I currently owns, or has ownership interests in, 20 assets comprising approximately 0.9 million square feet as follows:

Shopping Center	Location	Year acquired	GLA

New York Region

New York
Tarrytown Shopping Center	Tarrytown	2004	35,291

Mid-Atlantic Region

Ohio
Granville Centre	Columbus	2002	134,997

Various Regions
Kroger/Safeway Portfolio	Various	2003	709,400
Total			879,688

In addition, we, along with our Fund I investors have invested in Mervyns as discussed in Note 7 in the Notes to Consolidated Financial Statements in Part 1, Item 1 in this Form 10-Q.

Fund II and Mervyns II

Reference is made to Notes 1 and 7 to the Notes to Consolidated Financial Statements in Part 1, Item 1 in this Form 10-Q for an overview of Fund II and Mervyns II. To date, Fund II’s primary investment focus has been in the New York Urban/Infill Redevelopment Initiative and the Retailer Controlled Property Venture. As of March 31, 2010, $238.1 million has been invested in Fund II, of which the Operating Partnership contributed $47.6 million.

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

To date, Fund II has invested in nine New York Urban Infill Redevelopment construction projects, eight of which were made through Acadia P/A, as follows:

				Redevelopment (dollars in millions)
				Anticipated		Estimated	Square
		Year	Costs	additional		construction	feet upon
Property	Location	acquired	to date	costs		completion	completion
Liberty Avenue (1)	Queens	2005	$15.2	$—		Completed	125,000
216th Street	Manhattan	2005	27.7	—		Completed	60,000
Fordham Place	Bronx	2004	123.5	9.9		Substantially completed	276,000
Pelham Manor Shopping Center (1)	Westchester	2004	57.8	6.2		Substantially completed	320,000
161st Street	Bronx	2005	57.8	7.8		(2)(4)	230,000
Atlantic Avenue (3)	Brooklyn	2007	21.2	0.8		Completed	110,000
Canarsie Plaza	Brooklyn	2007	39.6	43.2		1st half 2011	265,000
Sherman Plaza	Manhattan	2005	32.6	—	(2)	(2)	-	(2)
CityPoint (1)	Brooklyn	2007	44.6	—	(2)	(2)	-	(2)

Total			$420.0	$67.9			1,386,000

Notes:
   (1)  Acadia P/A acquired a ground lease interest at this property.
   (2)  To be determined
   (3)  P/A is not a partner in this project.
   (4)  Currently operating but redevelopment activities have commenced.

Fund III

Reference is made to Note 1 in the Notes to Consolidated Financial Statements in Part 1, Item 1 in this Form 10-Q for an overview of Fund III. As of March 31, 2010, $96.5 million has been invested in Fund III, of which the Operating Partnership contributed $19.2 million.

New York Urban Infill Redevelopment Initiative

Fund III has invested in one New York Urban/Infill Redevelopment and one Urban/Infill Redevelopment in Westport, Connecticut as follows:

				Redevelopment (dollars in millions)
				Anticipated		Square
		Year	Costs	additional		feet upon
Property	Location	acquired	to date	costs		completion
Sheepshead Bay	Brooklyn, NY	2007	$22.7	$-	(1)	-
125 Main Street	Westport, CT	2007	18.6	7.4	(1)	30,000
Total			$41.3	$7.4		30,000

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

Preferred Equity Investment and Notes Receivable

Reference is made to Note 8 to the Notes to Consolidated Financial Statements in Part 1, Item 1 in this Form 10-Q for an overview of our preferred equity investment and notes receivable. At March 31, 2010, our preferred equity investment, mezzanine loan investments and notes receivable, net aggregated $126.6 million with accrued interest thereon of $12.3 million, and were collateralized by the underlying properties, the borrower’s ownership interest in the entities that own the properties and/or by the borrower’s personal guarantee. Effective interest rates on our preferred equity investment, mezzanine loan investments and notes receivable ranged from 10.0% to 21.9% with maturities through January 2017.

Property Redevelopment and Expansion

Our redevelopment program focuses on selecting well-located neighborhood and community shopping centers and creating significant value through re-tenanting and property redevelopment. We currently have two properties in the early stages of redevelopment, Ledgewood Mall and Third Avenue.

Purchase of Convertible Notes

During 2009, we purchased an additional $57.0 million in face amount of our outstanding convertible notes for $46.7 million.

Share Repurchase

We have an existing share repurchase program that authorizes management, at its discretion, to repurchase up to $20.0 million of our outstanding Common Shares. The program may be discontinued or extended at any time and there is no assurance that we will purchase the full amount authorized. Under this program we have repurchased 2.1 million Common Shares, none of which were repurchased after December 2001. As of March 31, 2010, management may repurchase up to approximately $7.5 million of our outstanding Common Shares under this program.

SOURCES OF LIQUIDITY

We intend on using Fund III, as well as new funds that we may establish in the future, as the primary vehicles for our future acquisitions, including investments in the RCP Venture and New York Urban/Infill Redevelopment Initiative. Additional sources of capital for funding property acquisitions, redevelopment, expansion, re-tenanting and RCP Venture investments, are expected to be obtained primarily from (i) the issuance of public equity or debt instruments, (ii) cash on hand and cash flow from operating activities, (iii) additional debt financings, (iv) noncontrolling interests’ unfunded capital commitments of $325.2 million for Fund III, and (v) future sales of existing properties.

During 2010, Fund II received capital contributions of $14.8 million to fund redevelopment projects and pay down the line of credit of Fund II.

As of March 31, 2010, we had approximately $121.3 million of additional capacity under existing debt facilities and cash and cash equivalents on hand of $66.1 million.

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

Asset Sales

Asset sales are an additional source of liquidity for us. In March 2010, Fund I sold the Sterling Heights Shopping Center for $2.3 million. During November 2009, we sold Blackman Plaza for $2.5 million. During February 2009, The Kroger Co. purchased the fee at six locations in Fund I’s Kroger/Safeway Portfolio for $14.6 million of which Fund I’s share of the sales proceeds amounted to $8.1 million after the repayment of the mortgage debt on these properties.

Notes Receivable and Mezzanine Loan Repayments

During April 2010, we received a $2.1 million first mortgage loan payment.

Financing and Debt

At March 31, 2010, mortgage and convertible notes payable aggregated $754.7 million, net of unamortized premium of $0.1 million and unamortized discount of $1.8 million, and were collateralized by 27 properties and related tenant leases. Interest rates on our outstanding mortgage indebtedness and convertible notes payable ranged from 0.71% to 7.38% with maturities that ranged from April 2010 to November 2032. Taking into consideration $78.9 million of notional principal under variable to fixed-rate swap agreements currently in effect, $434.6 million of the portfolio, or 57.6%, was fixed at a 5.57% weighted average interest rate and $320.1 million, or 42.4% was floating at a 3.20% weighted average interest rate. There is $76.9 million of debt maturing in 2010 at weighted average interest rates of 2.15%.  Of this amount, $1.6 million represents scheduled annual amortization.  The loans relating to $35.3 million of the 2010 maturities provide for extension options, which we believe we will be able to exercise.  If we are unable to extend these loans and refinance the balance of $41.6 million, we believe we will be able to repay this debt with existing liquidity, including unfunded capital commitments from the Opportunity Funds’ investors.  As it relates to maturities after 2010, we may not have sufficient cash on hand to repay such indebtedness, we may have to refinance this indebtedness or select other alternatives based on market conditions at that time.  Given the current lack of liquidity in the credit markets and the current economic environment, which may cause us to lose tenants or not secure new tenants for existing centers or projects under development, refinancing this debt will be very difficult.  See the “Item 1A. Risk Factors,” including the discussions under the headings “The current economic environment, while improving, may cause us to lose tenants and may impair our ability to borrow money to purchase properties, refinance existing debt or finance our current redevelopment projects” in our 2009 Form 10-K.

We completed the following transactions related to mortgage loans and credit facilities during the three months ended March 31, 2010:

i) closed on a $48.0 million construction loan that bears interest at the greater of (a) LIBOR plus 400 basis points or (b) an interest rate floor of 6.50% and a maturity date of January 12, 2012. As of March 31, 2010, no amount was drawn on this construction loan.

ii) extended the Fund II line of credit that was to mature on March 1, 2010 to March 1, 2011 and adjusted the interest rate from LIBOR plus 250 basis points to LIBOR plus 325 basis points. The line of credit’s maximum capacity was reduced to $40.0 million and will decrease to $30.0 million in September 2010.

iii) on February 9, 2010, the Company paid off the outstanding Ledgewood line of credit balance of $2.0 million, which was scheduled to mature on March 29, 2010 and terminated the line of credit.

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

On April 1, 2010, a $30.0 million loan, collateralized by a Fund II property located on 161st Street in the Bronx, NY, matured. The Company gave notice of the exercise of its one year extension option and agreed to pay down $0.4 million in order to comply with its debt service coverage requirement to extend.  The lender disputed and refused to grant the extension request and has issued a Notice of Event of Default and Demand for Payment with which the Company disagrees. As a result, the lender is contending that interest at the default rate, which at March 31, 2010, amounts to 6.65%, is payable with which the Company also disagrees. The Company is in negotiations with the special servicer of the loan to amend the loan terms and extend the maturity. The Company believes that it will be able to successfully negotiate the extension and the ultimate resolution of this matter will not have a material adverse effect on its financial condition or the result of operations.

The following table sets forth certain information pertaining to the Company’s secured credit facilities:

(dollars in millions) Borrower	Total amount of credit facility	Amount borrowed as of December 31, 2009	Net borrowings (repayments) during the three months ended March 31, 2010	Amount borrowed as of March 31, 2010	Letters of credit outstanding as of March 31, 2010	Amount available under credit facilities as of March 31, 2010
Acadia Realty, LP	$64.5	$30.0	$(15.0)	$15.0	$9.2	$40.3
Acadia Realty, LP	-	2.0	(2.0)	-	-	-
Fund II	40.0	48.2	(8.2)	40.0	-	-
Fund III	221.0	139.5	-	139.5	0.5	81.0
Total	$325.5	$219.7	$(25.2)	$194.5	$9.7	$121.3

The following table summarizes the Company’s mortgage and other secured indebtedness as of March 31, 2010 and December 31, 2009:

(dollars in millions)
Lender/Originator	March 31, 2010	December 31, 2009	Interest Rate at March 31, 2010	Maturity	Properties Encumbered	Payment Terms

Mortgage notes payable – variable-rate
Bank of America, N.A.	$9.4	$9.5	1.65% (LIBOR +1.40% )	6/29/2012	(1)	(27)
RBS Greenwich Capital	30.0	30.0	1.65% (LIBOR +1.40% )	4/1/2010	(2)	(28)
PNC Bank, National Association	10.4	10.4	3.50% (LIBOR +3.25% )	7/18/2010	(4)	(33)
Bank of America, N.A.	14.1	14.2	1.55% (LIBOR +1.30% )	12/1/2011	(6)	(27)
Anglo Irish Bank Corporation	9.8	9.8	1.90% (LIBOR +1.65% )	10/30/2010	(10)	(28)

			Greater of 1.5%+3.5%
Eurohypo AG	86.0	86.0	or 5.00% (LIBOR +3.5% )	10/4/2011	(5)	(28)
Bank of America, N.A.	44.8	44.9	4.25% (LIBOR +4.00% )	7/29/2012	(26)	(27)
Sub-total mortgage notes payable	204.5	204.8

Secured credit facilities:
Bank of America, N.A.	15.0	30.0	1.50% (LIBOR +1.25% )	12/1/2010	(7)	(29)
Bank of America, N.A./Bank of New York	40.0	48.3	3.50% (LIBOR +3.25% )	3/1/2011	(8)	(28)
Bank of America, N.A	139.4	139.4	0.71% (Commercial Paper +0.50%)	10/9/2011	(9)	(28)
J.P. Morgan Chase	─	2.0	1.50% (LIBOR +1.25% )	3/29/2010	(24)	(28)
Sub-total secured credit facilities	194.4	219.7

Interest rate swaps (36)	(78.9)	(83.4)

Total variable-rate debt	320.0	341.1

Mortgage notes payable – fixed-rate
RBS Greenwich Capital	14.3	14.3	5.64%	9/6/2014	(13)	(27)
RBS Greenwich Capital	17.6	17.6	4.98%	9/6/2015	(14)	(30)
RBS Greenwich Capital	12.3	12.3	5.12%	11/6/2015	(15)	(27)
Bear Stearns Commercial	34.5	34.6	5.53%	1/1/2016	(16)	(27)
Bear Stearns Commercial	20.5	20.5	5.44%	3/1/2016	(17)	(28)
J.P. Morgan Chase	8.2	8.2	6.40%	11/1/2032	(18)	(27)
Column Financial, Inc.	9.5	9.5	5.45%	6/11/2013	(19)	(27)
Merrill Lynch Mortgage Lending, Inc.	23.5	23.5	6.06%	10/1/2016	(20)	(31)
Bank of America N.A.	25.5	25.5	5.80%	10/1/2017	(3)	(28)
Bear Stearns Commercial	26.2	26.2	5.88%	8/1/2017	(11)	(32)
Wachovia	26.0	26.0	5.42%	2/11/2017	(12)	(28)
Bear Stearns Commercial	31.7	31.7	7.38%	1/1/2020	(22)	(34)
GEMSA Loan Services, L.P.	41.5	41.5	5.30%	3/16/2011	(21)	(28)
Bear Stearns Commercial	11.5	11.5	7.34%	1/1/2020	(23)	(35)
American United Life Insurance Company	4.7	4.8	6.35%	7/1/2014	(25)	(27)
Interest rate swaps (36)	78.9	83.4	5.67%	(36)

Total fixed-rate debt	386.4	391.1

Total fixed and variable debt	706.4	732.2
Unamortized premium	0.1	0.1

Total	$706.5	$732.3

Notes:
(1)	Village Commons Shopping Center
(2)	161st Street
(3)	216th Street
(4)	Liberty Avenue
(5)	Fordham Place
(6)	Branch Shopping Center
(7)	Line of credit secured by the following properties:
Marketplace of Absecon
Bloomfield Town Square
Hobson West Plaza
Town Line Plaza
Methuen Shopping Center
Abington Towne Center
(8)	Acadia Strategic Opportunity Fund II, LLC line of credit secured by unfunded investor capital commitments
(9)	Acadia Strategic Opportunity Fund III, LLC line of credit secured by unfunded investor capital commitments
(10)	Tarrytown Center
(11)	Merrillville Plaza
(12)	239 Greenwich Avenue
(13)	New Loudon Center
(14)	Crescent Plaza
(15)	Pacesetter Park Shopping Center
(16)	Elmwood Park Shopping Center
(17)	Gateway Shopping Center
(18)	Boonton Shopping Center
(19)	Chestnut Hill
(20)	Walnut Hill
(21)	Acadia Storage Post Portfolio Co, LLC
(22)	Pelham Manor
(23)	Atlantic Avenue
(24)	Line of credit secured by the Ledgewood Mall
(25)	Clark-Diversey
(26)	Cortlandt Towne Center
(27)	Monthly principal and interest.
(28)	Interest only monthly.
(29)	Annual principal and monthly interest.
(30)	Interest only monthly until 9/10; monthly principal and interest thereafter.
(31)	Interest only monthly until 10/11; monthly principal and interest thereafter.
(32)	Interest only monthly until 7/12 monthly principal and interest thereafter.
(33)	Interest only upon draw down on construction loan.
(34)	Interest only upon drawdown on construction loan until 1/1/13 monthly principal and interest thereafter
(35)	Interest only upon drawdown on construction loan until 1/1/15 monthly principal and interest thereafter
(36)	Represents the amount of the Company's variable-rate debt that has been fixed through certain cash flow hedge transactions. Maturing between 1/1/10 and 11/30/12. (Note 9).

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

At March 31, 2010, maturities on our mortgage notes ranged from April 2010 to November 2032. In addition, we have non-cancelable ground leases at six of our shopping centers. We also lease space for our corporate headquarters for a term expiring in 2015. The following table summarizes our debt maturities and obligations under non-cancelable operating leases as of March 31, 2010:

(dollars in millions)	Payments due by period
Contractual obligation	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years

Future debt maturities	$756.5	$149.0	$347.2	$31.6	$228.7
Interest obligations on debt	138.3	31.9	41.6	29.4	35.4
Operating lease obligations	110.4	3.6	9.8	10.0	87.0
Construction commitments(1)	69.9	69.9	─	─	─

Total	$1,075.1	$254.4	$398.6	$71.0	$351.1
Notes:
(1) In conjunction with the redevelopment of our Core Portfolio and Opportunity Fund properties, we have entered into construction commitments with general contractors.  We intend to fund these requirements with existing liquidity.

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

Reference is made to Note 7 in the Notes to Consolidated Financial Statements in Part 1, Item 1 in this Form 10-Q for a discussion of our unconsolidated investments. Our pro rata share of unconsolidated debt related to these investments is as follows:

	Pro-rata share of mortgage debt
Investment	Opportunity Funds		Operating Partnership	Interest rate at March 31, 2010	Maturity date
Crossroads	$	n/a	$30.4	5.37%	December 2014
Brandywine		n/a	36.9	5.99%	July 2016
CityPoint		6.1	1.2	2.75%	August 2010
Total		$6.1	$68.5

In addition, we have arranged for the provision of four separate letters of credit in connection with certain leases and investments. As of March 31, 2010, there were no outstanding balances under any of the letters of credit. If the letters of credit were fully drawn, the combined maximum amount of our exposure would be $9.7 million.

HISTORICAL CASH FLOW

The following table compares the historical cash flow for the three months ended March 31, 2010 (“2010”) with the cash flow for the three months ended March 31, 2009 (“2009”)

	Three months ended March 31,
(dollars in millions)	2010	2009	Change

Net cash provided by operating activities	$9.5	$19.1	$(9.6)

Net cash used in investing activities	(11.6)	(88.7)	77.1
Net cash (used in) provided by financing activities	(25.6)	98.8	(124.4)

Total	$(27.7)	$29.2	$(56.9)

A discussion of the significant changes in cash flow for 2010 versus 2009 is as follows:

The $9.6 million decrease in net cash provided by operating activities was primarily attributable to a $10.9 million decrease in other assets related to additional cash provided from the redemption of short term financial instruments in 2009.

The decrease of $77.1 million in net cash used in investing activities resulted from the following: (i) a decrease of $85.3 million in expenditures for real estate, development and tenant installations in 2010 and (ii) a decrease of $2.1 million in investments and advances to unconsolidated affiliates in 2010. These decreases in cash used were offset by an additional $9.5 million in proceeds from property sales in 2009.

The $124.4 million decrease in net cash provided by financing activities was attributable to $150.6 million of additional cash provided by borrowings in 2009. This 2010 cash decrease was offset by $13.9 million of cash used for the purchase of convertible notes in 2009 and $11.9 million of contributions from noncontrolling interests in 2010.

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

Currently, we manage our exposure to fluctuations in interest rates primarily through the use of fixed-rate debt and interest rate swap agreements. As of March 31, 2010, we had total mortgage debt and convertible notes payable of $754.7 million, net of unamortized premium of $0.1 million and unamortized discount of $1.8 million, of which $434.6 million or 57.6% was fixed-rate, inclusive of interest rate swaps, and $320.1 million, or 42.4% was variable-rate based upon LIBOR or commercial paper rates plus certain spreads. As of March 31, 2010, we were a party to seven interest rate swap transactions to hedge our exposure to changes in interest rates with respect to $78.9 million of LIBOR-based variable-rate debt.

Of our total consolidated outstanding debt, $76.9 million and $361.3 million will become due in 2010 and 2011, respectively. As we intend on refinancing some or all of such debt at the then-existing market interest rates, which may be greater than the current interest rate, our interest expense would increase by approximately $4.4 million annually if the interest rate on the refinanced debt increased by 100 basis points. After giving effect to noncontrolling interests, the Company’s share of this increase would be $1.5 million.

Interest expense on our consolidated variable-rate debt, net of variable to fixed-rate swap agreements currently in effect, as of March 31, 2010 would increase by $3.2 million annually if LIBOR increased by 100 basis points. After giving effect to noncontrolling interests, the Company’s share of this increase would be $0.5 million. We may seek additional variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, we would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.

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

Part II.       Other Information

Item 1.       Legal Proceedings.

There have been no material legal proceedings beyond those previously disclosed in our 2009 Form 10-K.

Item 1A.    Risk Factors.

The most significant risk factors applicable to the Company are described in Item 1A of our 2009 Form 10-K. There have been no material changes to those previously-disclosed risk factors.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.       Defaults Upon Senior Securities.

None

Item 4.       (Removed and Reserved)

None

Item 5.       Other Information.

None

Item 6.       Exhibits.

The information under the heading “Exhibit Index” below is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACADIA REALTY TRUST

May 5, 2010	/s/ Kenneth F. Bernstein Kenneth F. Bernstein President and Chief Executive Officer (Principal Executive Officer)

May 5, 2010	/s/ Michael Nelsen Michael Nelsen Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Description
3.1	Declaration of Trust of the Company, as amended (1)
3.2	Fourth Amendment to Declaration of Trust (2)
3.3	Amended and Restated By-Laws of the Company (3)
3.4	Fifth Amendment to Declaration of Trust (9)
3.5	First Amendment the Amended and Restated Bylaws of the Company (9)
4.1	Voting Trust Agreement between the Company and Yale University dated February 27, 2002 (4)

10.19	Fifth Amendment to Employment Agreement between the Company and Kenneth F. Bernstein dated August 5, 2008 (5)
10.27
Mortgage Agreement, $25.0 million Mortgage Note, $23.0 million Mortgage Note, Building Loan Agreement and General Assignment of Rents between Manufacturers and Traders Trust Company and Capital One, N.A. (the “Lending Group”) and Canarsie Plaza, LLC, all dated January 12, 2010 (5)

10.28	Third Amended and Restated Credit Agreement and Note among Acadia Strategic Opportunity Fund II, LLC and Bank of America, N.A., dated March 3, 2010 (5)
31.1	Certification of Chief Executive Officer pursuant to rule 13a–14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (5)
31.2	Certification of Chief Financial Officer pursuant to rule 13a–14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (5)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)
99.1	Amended and Restated Agreement of Limited Partnership of the Operating Partnership (6)
99.2	First and Second Amendments to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership (6)
99.3	Third Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership (7)
99.4	Fourth Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership (7)
99.5	Certificate of Designation of Series A Preferred Operating Partnership Units of Limited Partnership Interest of Acadia Realty Limited Partnership (8)
99.6	Certificate of Designation of Series B Preferred Operating Partnership Units of Limited Partnership Interest of Acadia Realty Limited Partnership (7)

Notes:
(1)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal Year ended December 31, 1994
(2)	Incorporated by reference to the copy thereof filed as an Exhibit to Company’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 1998
(3)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2005.
(4)	Incorporated by reference to the copy thereof filed as an Exhibit to Yale University’s Schedule 13D filed on September 25, 2002
(5)	Filed herewith.
(6)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Registration Statement on Form S-3 filed on March 3, 2000
(7)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2003
(8)	Incorporated by reference to the copy thereof filed as an Exhibit to Company’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 1997
(9)	Incorporated by reference to the copy thereof filed as an Exhibit to Company’s Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2009