Form 10-Q
period 2010-06-30
ACADIA REALTY TRUST
filed 2010-08-05
CIK 899629

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number 1-12002

ACADIA REALTY TRUST

(Exact name of registrant in its charter)

MARYLAND	23-2715194
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1311 MAMARONECK AVENUE, SUITE 260	10605
WHITE PLAINS, NY	(Zip Code)
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

As of August 5, 2010 there were 40,147,415 common shares of beneficial interest, par value $.001 per share, outstanding.

ACADIA REALTY TRUST AND SUBSIDIARIES

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements.

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)	June 30,	December 31,
	2010	2009
ASSETS	(unaudited)

Operating real estate
Land	$200,354	$221,740
Building and improvements	856,070	845,751
Construction in progress	968	2,575
	1,057,392	1,070,066
Less: accumulated depreciation	208,475	193,745
Net operating real estate	848,917	876,321
Real estate under development	293,476	137,340
Notes receivable and preferred equity investment, net	126,048	125,221
Investments in and advances to unconsolidated affiliates	16,037	51,712
Cash and cash equivalents	78,930	93,808
Rents receivable, net	17,213	16,782
Deferred charges, net of amortization	27,341	28,311
Acquired lease intangibles, net of amortization	20,447	22,382
Prepaid expenses and other assets	33,824	30,587
Total assets	$1,462,233	$1,382,464

LIABILITIES

Mortgages payable	$761,041	$732,287
Notes payable, net of unamortized discount of $1,594 and $2,105, respectively	48,421	47,910
Distributions in excess of income from, and investments in, unconsolidated affiliates	20,782	20,589
Accounts payable and accrued expenses	23,601	17,548
Dividends and distributions payable	7,426	7,377
Acquired lease and other intangibles, net of amortization	6,247	6,753
Other liabilities	18,029	17,523
Total liabilities	885,547	849,987

SHAREHOLDERS’ EQUITY

Common shares, $.001 par value, authorized 100,000,000 shares; issued
and outstanding 40,143,189 and 39,787,018 shares, respectively	40	40
Additional paid-in capital	301,625	299,014
Accumulated other comprehensive loss	(3,371)	(2,994)
Retained earnings	19,587	16,125
Total shareholders’ equity	317,881	312,185
Noncontrolling interests	258,805	220,292
Total equity	576,686	532,477
Total liabilities and equity	$1,462,233	$1,382,464

See accompanying notes

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(unaudited)

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands, except per share amounts)	2010	2009	2010	2009

Revenues
Rental income	$25,826	$23,925	$51,693	$45,375
Mortgage interest income	5,238	4,933	10,231	9,959
Expense reimbursements	4,870	4,921	10,900	10,383
Lease termination income	59	21	65	226
Management fee income	436	444	836	1,200
Other	503	887	934	2,889
Total revenues	36,932	35,131	74,659	70,032

Operating Expenses
Property operating	6,571	7,240	14,416	14,546
Real estate taxes	4,346	4,088	8,873	7,753
General and administrative	5,416	5,208	10,538	11,349
Depreciation and amortization	7,864	8,456	18,205	17,036
Other expense	-	4,149	-	4,165
Total operating expenses	24,197	29,141	52,032	54,849

Operating income	12,735	5,990	22,627	15,183

Other interest income	153	95	287	212
Equity in earnings (losses) of unconsolidated affiliates	80	49	467	(3,258)
Interest and other finance expense	(8,631)	(7,631)	(17,098)	(15,452)
Gain on bargain purchase	33,805	-	33,805	-
Gain on debt extinguishment	-	3,895	-	7,045
Income from continuing operations before income taxes	38,142	2,398	40,088	3,730
Income tax provision	(645)	(1,096)	(1,084)	(1,622)
Income from continuing operations	37,497	1,302	39,004	2,108

Discontinued Operations
Operating income from discontinued operations	-	19	-	193
Gain on sale of property	-	-	-	5,637
Income from discontinued operations	-	19	-	5,830

Net income	37,497	1,321	39,004	7,938

(Income) loss attributable to noncontrolling interests:
Continuing operations	(24,699)	5,814	(21,076)	14,360
Discontinued operations	-	-	-	(4,864)
Net (income) loss attributable to noncontrolling interests	(24,699)	5,814	(21,076)	9,496

Net income attributable to Common Shareholders	$12,798	$7,135	$17,928	$17,434

Basic Earnings per Share
Income from continuing operations	$0.32	$0.18	$0.45	$0.45
Income from discontinued operations	-	-	-	0.03
Basic earnings per share	$0.32	$0.18	$0.45	$0.48

Diluted Earnings per Share
Income from continuing operations	$0.32	$0.18	$0.45	$0.45
Income from discontinued operations	-	-	-	0.03
Diluted earnings per share	$0.32	$0.18	$0.45	$0.48

See accompanying notes

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(unaudited)

Acc-
umulated
				Other		Total
			Additional	Comp-		Share-	Non-
	Common Shares		Paid-in	rehensive	Retained	holders’	controlling	Total
(dollars in thousands, except per share amounts)	Shares	Amount	Capital	Loss	Earnings	Equity	Interests	Equity

Balance at December 31, 2009	39,787	$40	$299,014	$(2,994)	$16,125	$312,185	$220,292	$532,477

Conversion of 256,967 OP Units to Common Shares by limited partners of the Operating Partnership	257		2,174	-	-	2,174	(2,174)	-
Dividends declared ($0.36 per Common Share)	-	-	-	-	(14,466)	(14,466)	(381)	(14,847)
Employee Restricted Share awards	133	-	1,062	-	-	1,062	888	1,950
Common Shares issued under Employee Share
Purchase Plan	3	-	50	-	-	50	-	50
Issuance of Common Shares to Trustees	13	-	190	-	-	190	-	190
Exercise of Trustees options	7	-	101	-	-	101	-	101
Employee Restricted Shares cancelled	(57)	-	(966)	-	-	(966)	-	(966)
Noncontrolling interest contributions (distributions)	-	-	-	-	-	-	18,953	18,953

Net income	-	-		-	17,928	17,928	21,076	39,004
Unrealized loss on valuation of swap agreements	-	-	-	(1,701)	-	(1,701)	(26)	(1,727)
Reclassification of realized interest on swap agreements	-	-	-	1,324	-	1,324	177	1,501
Total comprehensive income	-	-	-	-	-	17,551	21,227	38,778

Balance at June 30, 2010	40,143	$40	$301,625	$(3,371)	$19,587	$317,881	$258,805	$576,686

Balance at December 31, 2008	32,357	$32	$218,527	$(4,508)	$13,671	$227,722	$214,506	$442,228

Dividends declared ($0.39 per Common Share)	-	-	-	-	(14,321)	(14,321)	(415)	(14,736)
Issuance of Common Shares	5,750	6	65,237	-	-	65,243	-	65,243
Issuance of Common Shares through special dividend	1,287	2	16,190	-	-	16,192	-	16,192
Employee Restricted Share awards	442	-	1,678	-	-	1,678	452	2,130
Common Shares issued under Employee Share
Purchase Plan	5	-	57	-	-	57	-	57
Issuance of Common Shares to Trustees	25	-	570	-	-	570	-	570
Employee Restricted Shares cancelled	(191)		(2,715)	-	-	(2,715)	-	(2,715)
Conversion options on Convertible Notes purchased	-	-	(838)	-	-	(838)	-	(838)
Noncontrolling interest distributions	-	-	-	-	-	-	(454)	(454)

Net income (loss)	-	-		-	17,434	17,434	(9,496)	7,938
Unrealized loss on valuation of swap agreements	-	-	-	(26)	-	(26)	(27)	(53)
Reclassification of realized interest on swap agreements	-	-	-	1,307	-	1,307	140	1,447
Total comprehensive income (loss)	-	-	-	-	-	18,715	(9,383)	9,332

Balance at June 30, 2009	39,675	$40	$298,706	$(3,227)	$16,784	$312,303	$204,706	$517,009

See accompanying notes

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(unaudited)

(dollars in thousands)	Six months ended June 30
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$39,004	$7,938
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	18,205	17,060
Gain on bargain purchase	(33,805)	-
Gain on sale of property	-	(5,637)
Gain on debt extinguishment	-	(7,045)
Non-cash accretion of notes receivable	(2,961)	(2,570)
Share compensation expense	2,141	2,187
Equity in (earnings) losses of unconsolidated affiliates	(467)	3,258
Other, net	2,107	11,529
Changes in assets and liabilities
Cash in escrow	484	(550)
Rents receivable, net	(1,441)	(3,083)
Prepaid expenses and other assets, net	(1,094)	4,266
Accounts payable and accrued expenses	(2,216)	1,409
Other liabilities	280	(372)

Net cash provided by operating activities	20,237	28,390

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate	(36,934)	(107,804)
Deferred acquisition and leasing costs	(1,802)	(6,160)
Investments in and advances to unconsolidated affiliates	(2,182)	(2,985)
Return of capital from unconsolidated affiliates	617	1,879
Repayments of notes receivable	2,011	1,728
Advances on notes receivable	-	(696)
Proceeds from sale of property	-	9,481

Net cash used in investing activities	(38,290)	(104,557)

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(unaudited)

(dollars in thousands)	Six months ended June 30,
	2010	2009

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on mortgage notes	(26,254)	(67,843)
Proceeds received on mortgage notes	29,035	166,262
Purchase of convertible notes	-	(46,611)
Increase in deferred financing and other costs	(2,945)	(27)
Capital contributions from noncontrolling interests	19,476	-
Distributions to noncontrolling interests	(903)	(1,326)
Dividends paid to Common Shareholders	(14,419)	(15,824)
Proceeds from issuance of Common Shares, net of issuance costs	-	65,243
Repurchase and cancellation of Common Shares	(966)	(2,715)
Common Shares issued under Employee Share Purchase Plan	50	56
Exercise of options to purchase Common Shares	101	-

Net cash provided by financing activities	3,175	97,215

(Decrease) increase in cash and cash equivalents	(14,878)	21,048
Cash and cash equivalents, beginning of period	93,808	86,691

Cash and cash equivalents, end of period	$78,930	$107,739

Supplemental disclosure of cash flow information
Cash paid during the period for interest, including capitalized interest of $876 and $2,126, respectively	$16,473	$16,746

Cash paid for income taxes	$1,095	$153

Dividends paid through the issuance of Common Shares	$-	$16,192

Acquisition of interest in unconsolidated affiliate:

Real estate, net	$(108,000)	$-
Assumption of mortgage debt	25,990	-
Gain on bargain purchase	33,805	-
Other assets and liabilities	7,532	-
Investment in unconsolidated affiliates	37,824	-
Cash included in investment in real estate	$(2,849)	$-

See accompanying notes

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.         ORGANIZATION AND BASIS OF PRESENTATION

Business and Organization

Acadia Realty Trust (the “Trust”) and subsidiaries (collectively, the “Company”) is a fully-integrated, self-managed and self-administered equity real estate investment trust (“REIT”) focused primarily on the ownership, acquisition, redevelopment and management of retail properties, including neighborhood and community shopping centers and mixed-use properties with retail components.

All of the Company’s assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership (the “Operating Partnership”) and entities in which the Operating Partnership owns a controlling interest. As of June 30, 2010, the Trust controlled approximately 99% of the Operating Partnership as the sole general partner. As the general partner, the Trust is entitled to share, in proportion to its percentage interest, in the cash distributions and profits and losses of the Operating Partnership. The limited partners primarily represent entities or individuals that contributed their interests in certain properties or entities to the Operating Partnership in exchange for common or preferred units of limited partnership interest (“Common or Preferred OP Units”). Limited partners holding Common OP Units are generally entitled to exchange their units on a one-for-one basis for common shares of beneficial interest of the Trust (“Common Shares”).

As of June 30, 2010, the Company has ownership interests in 34 properties within its core portfolio (“Core Portfolio”) and 44 properties within its three opportunity funds, Acadia Strategic Opportunity Fund I, L.P. (“Fund I”), Acadia Strategic Opportunity Fund II, LLC (“Fund II”) and Acadia Strategic Opportunity Fund III, LLC (“Fund III” and together with Fund I and Fund II, the “Opportunity Funds”). The 78 properties consist of commercial properties, primarily neighborhood and community shopping centers, self-storage and mixed-use properties with a retail component. In addition, the Company also invests in operating companies through Acadia Mervyn Investors I, LLC (“Mervyns I”) and Acadia Mervyn Investors II, LLC (“Mervyns II”) or Fund II, all on a non-recourse basis. These investments comprise the Company’s Retailer Controlled Property initiative (“RCP Venture”). The Operating Partnership has the following equity interests in the Opportunity Funds, Mervyns I and Mervyns II:

Entity	Equity Interest Held By Operating Partnership
Fund I and Mervyns I	22.2%
Fund II and Mervyns II	20.0%
Fund III	19.9%

In addition, with respect to each of the Opportunity Funds, Mervyns I and Mervyns II, the Operating Partnership is entitled to a profit participation in excess of its equity interest percentage based on certain investment return thresholds (“Promote”).

Basis of Presentation

The consolidated financial statements include the consolidated accounts of the Company and its investments in partnerships and limited liability companies in which the Company is presumed to have control in accordance with the consolidation guidance of the Financial Accounting Statements Board (“FASB”) Accounting Standards Codification (“ASC”). Investments in entities for which the Company has the ability to exercise significant influence but does not have financial or operating control, are accounted for under the equity method of accounting. Accordingly, the Company’s share of the net earnings (or losses) of these entities are included in consolidated net income under the caption, Equity in Earnings (Losses) of Unconsolidated Affiliates.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates. The information furnished in the accompanying consolidated financial statements reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the aforementioned consolidated financial statements for the interim periods. These consolidated financial statements should be read in conjunction with the Company’s 2009 Annual Report on Form 10-K, as filed with the SEC on March 1, 2010.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.         ORGANIZATION AND BASIS OF PRESENTATION (continued)

Recent Accounting Pronouncements

In June 2009, the FASB issued a new accounting standard, which provided certain changes to the evaluation of a variable interest entity (“VIE”) including requiring a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE, continuous assessments of whether an enterprise is the primary beneficiary of a VIE and enhanced disclosures about an enterprise’s involvement with a VIE. Under the new standard, the primary beneficiary has both the power to direct the activities that most significantly impact economic performance of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.  The adoption of the standard on January 1, 2010 did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06 “Improving Disclosures about Fair Value Measurements,” which provides for new disclosures, as well as clarification of existing disclosures on fair value measurements.  The adoption of the standard on January 1, 2010 did not have a material impact on the Company’s financial position and results of operations.

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) Amendments to Certain Recognition and Disclosure Requirements,” which requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated. The adoption did not have an impact on the Company’s financial position and results of operations.

2.          EARNINGS PER COMMON SHARE

Basic earnings per Common Share is computed using net income attributable to common shareholders and the weighted average Common Shares outstanding. Diluted earnings per Common Share reflect the conversion of obligations and the assumed exercises of securities including the effects of awards issuable under the Company’s Share Incentive Plans. The computation of basic and diluted earnings per Common Share from continuing operations for the periods indicated are as follows:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands, except per share amounts)	2010	2009	2010	2009
Numerator:
Income from continuing operations attributable to Common Shareholders	$12,798	$7,116	$17,928	$16,468
Effect of dilutive securities:	─	─	─	─
Preferred OP Unit distributions	5	5	9	10
Numerator for diluted earnings per Common Share	$12,803	$7,121	$17,937	$16,478

Denominator:
Weighted average shares for basic earnings per share	40,135	38,592	40,058	36,261
Effect of dilutive securities:
Employee share options	212	187	191	154
Convertible Preferred OP Units	25	25	25	25
Dilutive potential Common Shares	237	212	216	179
Denominator for diluted earnings per share	40,372	38,804	40,274	36,440
Basic earnings per Common Share from continuing operations attributable to Common Shareholders	$0.32	$0.18	$0.45	$0.45
Diluted earnings per Common Share from continuing operations attributable to Common Shareholders	$0.32	$0.18	$0.45	$0.45

The weighted average shares used in the computation of diluted earnings per share include unvested restricted Common Shares (“Restricted Shares”) and restricted OP units (“LTIP Units”) (Note 13) that are entitled to receive dividend equivalent payments. The effect of the conversion of Common OP Units is not reflected in the above table, as they are exchangeable for Common Shares on a one-for-one basis. The income allocable to such units is allocated on this same basis and reflected as noncontrolling interests in subsidiaries in the accompanying consolidated financial statements. As such, the assumed conversion of these units would have no net impact on the determination of diluted earnings per share. The conversion of the convertible notes payable (Note 9) is not reflected in the table above as such conversion based on the current market price of the Common Shares would be settled with cash. The effect of the assumed conversion of 188 Series A Preferred OP Units into 25,067 Common Shares is dilutive for the three and six months ended June 30, 2010 and June 30, 2009 as reflected above.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.         NONCONTROLLING INTERESTS

Noncontrolling interests represent the portion of equity that the Company does not own in entities that it consolidates. Such noncontrolling interests are reported on the Consolidated Balance Sheets within equity, separately from the Company’s equity.

Noncontrolling interests include third party interests in the Company’s Opportunity Funds and other entities. It also include interests in the Operating Partnership which represent (i) the limited partners’ 369,639 and 626,606 Common OP Units at June 30, 2010 and December 31, 2009, respectively, and (ii) 188 Series A Preferred OP Units at June 30, 2010 and December 31, 2009.

4.         ACQUISITIONS AND DISPOSITION OF PROPERTIES AND DISCONTINUED OPERATIONS

Acquisitions

Prior to June 30, 2010, the Company, through Fund II, and an unaffiliated joint venture partner, California Urban Investment Partners, LLC (“CUIP”) owned a leasehold interest in CityPoint, a mixed-use, redevelopment project located in downtown Brooklyn, New York. Fund II owned a 75% interest in the retail component, a 50% interest in the office component and no interest in the residential component of CityPoint. CUIP owned the remaining interests in the retail and office components and 100% of the residential component of the project.  Accordingly, Fund II’s investment represented 24.75% of the overall original acquisition cost and subsequent carry and pre-development costs and was accounted for using the equity method.

On June 30, 2010, Fund II acquired all of CUIP’s interest in CityPoint for $9.2 million (the “Transaction”), consisting of a current payment of $2.0 million and deferred payments, potentially through 2020, aggregating $7.2 million. Fund II also assumed CUIP’s share of the first mortgage debt, $19.6 million.

The Transaction was a business combination achieved in stages, and as a result, Fund II was required to report its entire investment in CityPoint at fair market value. A June 30, 2010 third-party appraisal valued CityPoint at $108 million which resulted in Fund II recording a non-cash gain of approximately $33.8 million for the three and six months ended June 30, 2010. The Operating Partnership’s share of this gain, net of the noncontrolling interests’ share, totaled $6.3 million.

As a result of the Transaction, the Company changed its method of accounting for CityPoint from the equity method and now consolidates CityPoint in its consolidated financial statements as of June 30, 2010. As CityPoint is currently in the redevelopment stage, there are no revenues or earnings from CityPoint included in the Company’s Consolidated Statements of Income for the three and six months ended June 30, 2010 and 2009.

Discontinued Operations

The Company reports properties held-for-sale and properties sold during the periods as discontinued operations. The results of operations, assets and liabilities of discontinued operations are reflected as a separate component within the accompanying Consolidated Financial Statements for all periods presented.

There were no properties sold during the six months ended June 30, 2010. During 2009, the Company sold Blackman Plaza and six of the remaining Fund I investments in 24 Kroger and Safeway supermarket locations. The combined results of operations of the properties classified as discontinued operations are summarized as follows:

Statements Of Operations	Three months ended June 30,	Six months ended June 30,
(dollars in thousands)	2009	2009

Total revenues	$93	$375
Total expenses	74	182
Operating income	19	193
Gain on sale of property	─	5,637
Income from discontinued operations	19	5,830
Income from discontinued operations attributable to noncontrolling interests in subsidiaries	─	(4,864)
Income from discontinued operations attributable to Common Shareholders	$19	$966

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.          INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

Core Portfolio

Brandywine Portfolio

The Company owns a 22.2% interest in a one million square foot retail portfolio (the “Brandywine Portfolio”) located in Wilmington, Delaware  that is accounted for under the equity method.

Crossroads

The Company owns a 49% interest in the Crossroads Joint Venture and Crossroads II (collectively, “Crossroads”), which own a 311,000 square foot shopping center located in White Plains, New York that is accounted for under the equity method.

Opportunity Funds

RCP Venture

During January of 2004, the Company formed the RCP Venture with Klaff Realty, LP (“Klaff”) and Lubert-Adler Management, Inc., through a limited liability company (“KLA”), for the purpose of making investments in surplus or underutilized properties owned by retailers. The Company has invested in the RCP Venture through Mervyns I and Mervyns II or Fund II, all on a non-recourse basis. Through June 30, 2010, the Company has made investments in Mervyns Department Stores (“Mervyns”) and Albertson’s including additional investments in locations that are separate from these original investments (“Add-On Investments”). Additionally, the Company has invested in Shopko, Marsh and Rex Stores Corporation (collectively “Other RCP Investments”).

The Company accounts for the original investments in Mervyns and Albertson’s under the equity method of accounting as the Company has the ability to exercise significant influence over, but does not have financial or operating control. The Company accounts for the Add-On Investments and Other RCP Investments under the cost method due to its minor ownership interest and the inability to exert influence over KLA’s operating and financial policies.

The following table summarized the Company’s RCP Venture investments from inception through June 30, 2010:

(dollars in thousands)					Operating Partnership Share
			Invested		Invested
			Capital		Capital
		Year	and		and
Investor	Investment	Acquired	Advances	Distributions	Advances	Distributions
Mervyns I and Mervyns II	Mervyns	2004	$26,058	$45,966	$4,901	$11,251
	Mervyns add-on
Mervyns I and Mervyns II	investments	2005/2008	6,517	1,703	1,046	283
Mervyns II	Albertson’s	2006	20,717	65,969	4,239	13,193
	Albertson’s add-on
Mervyns II	investments	2006/2007	2,412	1,215	387	243
Fund II	Shopko	2006	1,108	1,100	222	220
Fund II	Marsh/Marsh Add-on investments	2006/2008	2,667	2,639	533	528
Mervyns II	Rex Stores	2007	2,701	400	535	80
Total			$62,180	$118,992	$11,863	$25,798

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.          INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES (continued)

Other Opportunity Fund Investments

Fund I Investments

Fund I owned a 50% interest in the Sterling Heights Shopping Center, which was accounted for under the equity method of accounting. On March 25, 2010, the Sterling Heights Shopping Center was sold for $2.3 million.  The proceeds from this sale together with the balance of Fund I’s recourse obligation of $0.6 million were used to fully liquidate the outstanding mortgage loan obligation.

Fund II Investments

Fund II had a 24.75% interest in CityPoint, a redevelopment project located in downtown Brooklyn, NY, which was accounted for under the equity method. On June 30, 2010, Fund II acquired the remaining interests in the project from its unaffiliated partner, as discussed in Note 4 and, as a result, now consolidates the CityPoint entity.

Fund III Investments

Fund III, together with an unaffiliated partner, has invested in an entity for the purpose of providing management services to owners of self-storage properties, including the 14 locations currently owned through Fund II and Fund III.  This entity was determined to be a variable interest entity of which the Company was determined not to be the primary beneficiary.  As such, the Company accounts for this investment under the equity method.

The following tables summarize the combined/condensed financial information of the Company’s investments in unconsolidated affiliates as of June 30, 2010 and December 31, 2009.

(dollars in thousands)	June 30, 2010	December 31, 2009
Combined/Condensed Balance Sheets
Assets:
Rental property, net	$134,448	$142,690
Real estate under development	─	100,346
Investment in unconsolidated affiliates	210,337	209,407
Other assets	15,711	20,951

Total assets	$360,496	$473,394

Liabilities and partners’ equity
Mortgage note payable	$228,032	$258,685
Other liabilities	8,032	12,085
Partners’ equity	124,432	202,624

Total liabilities and partners’ equity	$360,496	$473,394
Company’s investment in and advances to unconsolidated affiliates	$16,037	$51,712
Share of distributions in excess of share of income and investments in unconsolidated affiliates	$(20,782)	$(20,589)

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.          INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES (continued)

Summary of Investments in Unconsolidated Affiliates

	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Combined/Condensed Statements of Operations
Total revenue	$7,401	$7,460	$14,470	$14,945
Operating and other expenses	2,074	2,223	4,611	4,864
Interest expense	3,359	3,450	6,714	6,852
Equity in (losses) earnings of unconsolidated affiliates	(159)	(2,070)	2,764	(34,264)
Depreciation and amortization	1,589	1,109	2,687	2,232
Loss on sale of property, net	─	─	(2,957)	(390)
Net income (loss)	$220	$(1,392)	$265	$(33,657)

Company’s share of net income (loss)	$177	$146	$661	$(3,064)
Amortization of excess investment	(97)	(97)	(194)	(194)
Company’s share of net income (loss)	$80	$49	$467	$(3,258)

6.          NOTES RECEIVABLE AND PREFERRED EQUITY INVESTMENT

At June 30, 2010, the Company’s notes receivable and preferred equity investment, net, consisted of the following:

Description	Effective interest Rate	Maturity date	First Priority liens	Net carrying amount of notes receivable and preferred equity	Extension options
(dollars in thousands)

72nd Street	20.9%	7/2011	$185,000	$43,727	1 x 1 year
Georgetown A	10.2%	11/2010	9,630	8,000	2 x 1 year
Georgetown B	13.5%	6/2011	115,981	40,000	2 x 1 year
Other Loan	14.5%	12/2010	─	8,585	1 x 6 months
First Mortgage Loan	12.8%	9/2010	─	10,000	1 x 1 year
Individually less	10% to	Demand note
than 3%	24.0%	to 1/2017	272,433	15,736	─
Total				$126,048

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.         DERIVATIVE FINANCIAL INSTRUMENTS

As of June 30, 2010, the Company’s derivative financial instruments consisted of seven interest rate LIBOR swaps with an aggregate notional value of $78.8 million, which fix interest at rates from 0.9% to 5.1% and mature between July 2010 and November 2012. The fair value of the net derivative liability of these instruments, which is included in other liabilities in the Consolidated Balance Sheets, totals $3.5 million at June 30, 2010. The notional value does not represent exposure to credit, interest rate or market risks.

These derivative instruments have been designated as cash flow hedges and hedge the future cash outflows on mortgage debt. Such instruments are reported at the fair value reflected above. As of June 30, 2010 and 2009, unrealized losses totaling $3.5 and $3.7 million, respectively were reflected in accumulated other comprehensive loss.

As of June 30, 2010 and 2009, no derivatives were designated as fair value hedges, hedges of net investments in foreign operations or considered to be ineffective. Additionally, the Company does not use derivatives for trading or speculative purposes.

8.          MORTGAGE LOANS

The Company completed the following transactions related to mortgage loans and credit facilities during the six months ended June 30, 2010:

i) Closed on a $48.0 million construction loan that bears interest at the greater of (a) LIBOR plus 400 basis points or (b) an interest rate floor of 6.50% which  matures on January 12, 2012. As of June 30, 2010, $10.0 million was drawn on this facility.

ii) Extended the Fund II subscription line of credit, which is collateralized by a pledge of investors’ unfunded capital commitments, that was scheduled to mature on March 1, 2010, to March 1, 2011 and adjusted the interest rate from LIBOR plus 250 basis points to LIBOR plus 325 basis points.  In connection with the extension, the Company made an $8.2 million payment on the outstanding $48.2 million line of credit. The line of credit’s maximum capacity was reduced to $40.0 million and will decrease to $30.0 million in September 2010.

iii) During February of 2010, the Company paid off the outstanding Ledgewood line of credit balance of $2.0 million, which was scheduled to mature on March 29, 2010 and terminated the line of credit.

iv) Also during February of 2010, the Company made a $15.0 million payment on an outstanding $30.0 million credit facility collateralized by six properties.

v) During May of 2010, the Company made a $17.0 million draw on the Fund III subscription line of credit. As of June 30, 2010, the total outstanding amount on this line of credit was $156.5 million.

vi) Also during May of 2010, the Company borrowed an additional $2.0 million on an existing mortgage loan collateralized by a property.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.          MORTGAGE LOANS (continued)

In June 2009, the servicer of two of the Company’s loans alleged that non-monetary defaults had occurred on construction loans for $31.7 million and $11.5 million collateralized by the Pelham Manor Shopping Center and Atlantic Avenue, respectively. The servicer contends that the Company did not substantially complete the improvements in accordance with the required completion dates as defined in the loan agreements and, accordingly, did not meet the requirements for the final draws. The Company does not believe the loans are in default and will vigorously defend its position and is currently in discussions with the servicer to resolve these issues. The Company and the servicer on behalf of the lender have reached an agreement in principle to amend the two loans. As part of the agreement the servicer on behalf of the lender has agreed to waive all alleged events of default. Consequently the Company believes that the ultimate resolution of this matter will not have a material adverse effect on the Company’s financial condition or results of operations.

On April 1, 2010, a $30.0 million loan, collateralized by a Fund II property located on 161st Street in the Bronx, NY, matured. The lender disputed the Company’s notice of the exercise of its one year extension option and refused to grant the extension request and issued a Notice of Event of Default and Demand for Payment with which the Company disagreed. Subsequent to June 30, 2010, the Company successfully negotiated an amendment and extension of the loan. The agreement required a $1.1 million payment on the outstanding principal balance and extended the maturity date to April 1, 2013. The interest rate has been adjusted retroactively to LIBOR plus 400 basis points for the period April 1, 2010 through March 31, 2011, LIBOR plus 550 basis points for the period April 1, 2011 through March 31, 2012, and LIBOR plus 600 basis points for the period April 1, 2012 through March 31, 2013.

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

Through June 30, 2010, the Company has purchased $65.0 million in face amount of its convertible debt at an average discount of approximately 19%. The outstanding Convertible Notes face amount as of June 30, 2010 was $50.0 million.

10.        FAIR VALUE MEASUREMENTS

The FASB’s fair value measurements and disclosure guidance requires the valuation of certain of the Company’s financial assets and liabilities, based on a three-level fair value hierarchy. Market participant assumptions obtained from sources independent of the Company are observable inputs that are classified within Levels 1 and 2 of the hierarchy, and the Company’s own assumptions about market participant assumptions are unobservable inputs classified within Level 3 of the hierarchy.

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2010:

(dollars in thousands)	Level 1	Level 2	Level 3
Liabilities
Derivative financial instruments (Note 7)	$—	$3,494	$—

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.        FAIR VALUE MEASUREMENTS (continued)

Financial Instruments

Certain of the Company’s assets and liabilities meet the definition of financial instruments. Except as disclosed below, the carrying amounts of these financial instruments approximates their fair value.

The Company has determined the estimated fair values of the following financial instruments by discounting future cash flows utilizing a discount rate equivalent to the rate at which similar financial instruments would be originated at the reporting date:

	June 30, 2010		December 31, 2009
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(dollars in thousands)	Amount	Value	Amount	Value

Notes Receivable and Preferred Equity Investments	$126,048	$124,165	$125,221	$126,403

Mortgage Notes Payable and Convertible Notes Payable	$809,462	$808,829	$780,197	$751,043

11.        RELATED PARTY TRANSACTIONS

During February 2010, Klaff converted all 250,000 of its Restricted Common OP Units into 250,000 Common Shares.

The Company earns asset management, leasing, disposition, development and construction fees for providing services to an existing portfolio of retail properties and/or leasehold interests in which Klaff has an interest. Fees earned by the Company in connection with this portfolio were $0.1 million for each of the three months ended June 30, 2010 and 2009, respectively, and $0.1 million and $0.3 million for the six months ended June 30, 2010 and 2009, respectively.

The Company earned property management fees, legal and leasing fees from the Brandywine portfolio totaling $0.2 million for each of the three months ended June 30, 2010 and June 30, 2009, and $0.4 million for each the six months ended June 30, 2010 and 2009, respectively.

Lee Wielansky, the Lead Trustee of the Company, was paid a consulting fee of $25,000 for each of the three months ended June 30, 2010 and 2009, and $50,000 for each of the six months ended June 30, 2010 and 2009.

12.        SEGMENT REPORTING

The Company has five reportable segments: Core Portfolio, Opportunity Funds, Self-Storage Portfolio, Notes Receivable and Other.  “Notes Receivable” consists of the Company’s notes receivable and preferred equity investment and related interest income.  “Other” consists primarily of management fees and interest income. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates property performance primarily based on net operating income before depreciation, amortization and certain nonrecurring items. Investments in the Core Portfolio are typically held long-term. Given the contemplated finite life of the Opportunity Funds, these investments are typically held for shorter terms. Fees earned by the Company as the general partner/member of the Opportunity Funds are eliminated in the Company’s consolidated financial statements. The following tables set forth certain segment information for the Company, reclassified for discontinued operations, as of and for the three and six months ended June 30, 2010 and 2009 (does not include unconsolidated affiliates):

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.        SEGMENT REPORTING (continued)
Three Months Ended June 30, 2010

(dollars in thousands)	Core Portfolio	Opportunity Funds	Self- Storage Portfolio	Notes Receivable		Other		Amounts Eliminated in Consolidation		Total
Revenues	$14,863	$11,622	$4,773		$5,238		$5,204		$(4,768)	$36,932
Property operating expenses and real estate taxes	3,942	4,098	3,298	─		─			(421)	10,917
Other expenses	5,347	3,543	─	─		─			(3,474)	5,416
Income before depreciation and amortization	$5,574	$3,981	$1,475		$5,238		$5,204		$(873)	$20,599
Depreciation and amortization	$3,960	$2,775	$1,129	$	─	$	─	$	─	$7,864
Interest and other finance expense	$4,290	$2,242	$2,099	$	─	$	─	$	─	$8,631
Real estate at cost	$478,904	$674,383	$209,733	$	─	$	─		$(12,152)	$1,350,868
Total assets	$547,065	$704,037	$196,223		$126,048	$	─		$(111,140)	$1,462,233
Expenditures in real estate	$2,348	$23,871	$551	$	─	$	─		$(918)	$25,852

Reconciliation to net income and net income attributable to Common Shareholders
Net property income before depreciation and amortization	$20,599
Other interest income	153
Depreciation and amortization	(7,864)
Equity in earnings of unconsolidated affiliates	80
Interest and other finance expense	(8,631)
Income tax expense	(645)
Gain on bargain purchase	33,805
Net income	37,497
Net (income) attributable to noncontrolling interests in subsidiaries	(24,699)
Net income attributable to Common Shareholders	$12,798

Three Months Ended June 30, 2009
(dollars in thousands)	Core Portfolio	Opportunity Funds	Self- Storage Portfolio	Notes Receivable		Other		Amounts Eliminated in Consolidation		Total
Revenues	$15,745	$11,646	$2,362		$4,933		$6,461		$(6,016)	$35,131
Property operating expenses and real estate taxes	5,408	3,946	2,357	─		─			(383)	11,328
Other expenses	5,520	6,013	─		1,734	─			(3,910)	9,357
Income (loss) before depreciation and amortization	$4,817	$1,687	$5		$3,199		$6,461		$(1,723)	$14,446
Depreciation and amortization	$4,074	$3,284	$1,098	$	─	$	─	$	─	$8,456
Interest and other finance expense	$4,725	$1,304	$1,602	$	─	$	─	$	─	$7,631
Real estate at cost	$475,196	$517,102	$206,744	$	─	$	─		$(11,190)	$1,187,852
Total assets	$562,887	$607,876	$200,785		$124,500	$	─		$(102,758)	$1,393,290
Expenditures in real estate	$745	$10,951	$1,737	$	─	$	─		$(1,681)	$11,752

Reconciliation to net income and net income attributable to Common Shareholders
Net property income before depreciation and amortization	$14,446
Other interest income	95
Depreciation and amortization	(8,456)
Equity in losses of unconsolidated affiliates	49
Interest and other finance expense	(7,631)
Gain on debt extinguishment	3,895
Income tax expense	(1,096)
Income from discontinued operations	19
Net income	1,321
Net loss attributable to noncontrolling interests in subsidiaries	5,814
Net income attributable to Common Shareholders	$7,135

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.        SEGMENT REPORTING (continued)
Six Months Ended June 30, 2010
(dollars in thousands)	Core Portfolio	Opportunity Funds	Self- Storage Portfolio	Notes Receivable		Other		Amounts Eliminated in Consolidation		Total
Revenues	$30,796	$23,484	$9,312		$10,231		$9,990		$(9,154)	$74,659
Property operating expenses and real estate taxes	9,273	8,526	6,204	─		─			(714)	23,289
Other expenses	11,061	6,928	─	─		─			(7,451)	10,538
Income (loss) before depreciation and amortization	$10,462	$8,030	$3,108		$10,231		$9,990		$(989)	$40,832
Depreciation and amortization	$7,875	$8,017	$2,313	$	─	$	─	$	─	$18,205
Interest and other finance expense	$8,593	$4,270	$4,235	$	─	$	─	$	─	$17,098
Real estate at cost	$478,904	$674,490	$209,733	$	─	$	─		$(12,259)	$1,350,868
Total assets	$547,065	$704,144	$196,223		$126,048	$	─		$(111,247)	$1,462,233
Expenditures in real estate	$4,308	$32,482	$1,113	$	─	$	─		$(969)	$36,934

Reconciliation to net income and net income attributable to Common Shareholders
Net property income before depreciation and amortization	$40,832
Other interest income	287
Depreciation and amortization	(18,205)
Equity in losses of unconsolidated affiliates	467
Interest and other finance expense	(17,098)
Income tax expense	(1,084)
Gain on bargain purchase	33,805
Net income	39,004
Net (income) attributable to noncontrolling interests in subsidiaries	(21,076)
Net income attributable to Common Shareholders	$17,928

Six Months Ended June 30, 2009
(dollars in thousands)	Core Portfolio	Opportunity Funds	Self- Storage Portfolio	Notes Receivable		Other		Amounts Eliminated in Consolidation		Total
Revenues	$34,471	$20,288	$4,115		$9,959		$13,378		$(12,179)	$70,032
Property operating expenses and real estate taxes	10,938	7,060	4,789	─		─			(488)	22,299
Other expenses	12,452	10,058	─		1,734	─			(8,730)	15,514
Income (loss) before depreciation and amortization	$11,081	$3,170	$(674)		$8,225		$13,378		$(2,961)	$32,219
Depreciation and amortization	$8,217	$6,672	$2,147	$	─	$	─	$	─	$17,036
Interest and other finance expense	$9,881	$2,439	$3,132	$	─	$	─	$	─	$15,452
Real estate at cost	$475,196	$517,102	$206,744	$	─	$	─		$(11,190)	$1,187,852
Total assets	$562,887	$607,876	$200,785		$124,500	$	─		$(102,758)	$1,393,290
Expenditures in real estate	$791	$107,692	$1,737	$	─	$	─		$(2,416)	$107,804

Reconciliation to net income and net income attributable to Common Shareholders
Net property income before depreciation and amortization	$32,219
Other interest income	212
Depreciation and amortization	(17,036)
Equity in losses of unconsolidated affiliates	(3,258)
Interest and other finance expense	(15,452)
Gain on debt extinguishment	7,045
Income tax expense	(1,622)
Income from discontinued operations	5,830
Net income	7,938
Net loss attributable to noncontrolling interests in subsidiaries	9,496
Net income attributable to Common Shareholders	$17,434

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.        LONG-TERM INCENTIVE COMPENSATION

The Company maintains two share incentive plans, the 2003 Share Incentive Plan and the 2006 Share Incentive Plan (collectively the “Share Incentive Plans”).

On March 1, 2010, the Company issued 257,116 LTIP Units to officers of the Company.  Vesting with respect to these awards is recognized ratably over the next five annual anniversaries of the issuance date.  The vesting on 23% of these awards is also generally subject to achieving certain Company performance measures.

Also on March 1, 2010 and March 10, 2010, the Company issued a total of 16,473 Restricted Shares and 9,812 LTIP Units, respectively, to employees of the Company. Vesting with respect to these awards is recognized ratably over the next five annual anniversaries of the issuance date.  The vesting on 8% of these awards is also generally subject to achieving certain Company performance measures.

The total value of the above Restricted Shares and LTIP Units as of the grant date was $4.7 million.  Compensation expense of $0.2 and $0.5 million has been recognized in the accompanying financial statements related to these awards for the three month and six months ended June 30, 2010, respectively.

Total long-term incentive compensation expense, including the expense related to the above-mentioned plans, was $1.0 million and $0.9 million for the three months ended June 30, 2010 and 2009, respectively and $2.0 million for each six month period ended June 30, 2010 and 2009.

On May 10, 2010, the Company issued 4,180 unrestricted Common Shares to Trustees of the Company in connection with Trustee fees.  The Company also issued 8,000 Restricted Shares to Trustees, which vest over three years with 33% vesting on each of the next three anniversaries of the issuance date. The Restricted Shares do not carry voting rights or other rights of Common Shares until vesting and may not be transferred, assigned or pledged until the recipients have a vested non-forfeitable right to such shares. Dividends are not paid currently on unvested Restricted Shares, but are paid cumulatively, from the issuance date through the applicable vesting date of such Restricted Shares vesting. Trustee fee expense of $0.1 million has been recognized for the six months ended June 30, 2010 related to these unrestricted Common Shares and Restricted Shares.

In 2009, the Company adopted the Long Term Investment Alignment Program (the “Program”) pursuant to which the Company may award units to primarily senior executives which would entitle them to receive up to 25% of any future Fund III Promote when and if such Promote is ultimately realized. As of June 30, 2010, the Company has awarded units representing 61% of the Program, which were determined to have no value at issuance.  In accordance with ASC Topic 718, “Compensation - Stock Compensation,” compensation relating to these awards will be recorded based on the change in the estimated fair value at each reporting period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is based on the consolidated financial statements of the Company as of June 30, 2010 and 2009 and for the three and six months then ended. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

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

OVERVIEW

As of June 30, 2010, we operated 78 properties, which we own or have an ownership interest in, within our Core Portfolio or within our three Opportunity Funds. These 78 properties consist of commercial properties, primarily neighborhood and community shopping centers, self-storage and mixed-use properties with a retail component. The properties we operate are located primarily in the Northeast, Mid-Atlantic and Midwestern regions of the United States. Our Core Portfolio consists of those properties either 100% owned, or partially owned through joint venture interests, by the Operating Partnership, or subsidiaries thereof, not including those properties owned through our Opportunity Funds. Excluding two properties under redevelopment, there are 32 properties in our Core Portfolio totaling approximately 4.8 million square feet. Fund I has 20 properties comprising approximately 0.9 million square feet. Fund II has 10 properties, seven of which (representing 1.2 million square feet) are currently operating, one is under construction, and two are in the design phase. Three of the properties also include self-storage facilities. We expect the Fund II portfolio will have approximately 2.0 million square feet upon completion of all current construction and anticipated redevelopment activities. Fund III has 14 properties totaling approximately 1.8 million square feet, of which 11 locations representing 0.9 million net rentable square feet are self-storage facilities. The majority of our operating income is derived from rental revenues from these 78 properties, including recoveries from tenants, offset by operating and overhead expenses. As our RCP Venture invests in operating companies, we consider these investments to be private-equity style, as opposed to real estate, investments.  Since these are not traditional investments in operating rental real estate but investments in operating businesses, the Operating Partnership invests in these through a taxable REIT subsidiary (“TRS”).

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

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2010 (“2010”) to the three months ended June 30, 2009 (“2009”)

Revenues	2010				2009
(dollars in millions)	Core Portfolio	Opportunity Funds	Storage Portfolio	Notes Receivable and Other	Core Portfolio	Opportunity Funds	Storage Portfolio	Notes Receivable and Other

Rental income	$12.0	$9.3	$4.5	$—	$12.5	$9.3	$2.1	$—
Mortgage interest income	—	—	—	5.2	—	—	—	4.9
Expense reimbursements	2.7	2.2	—	—	3.1	1.8	—	—
Lease termination income	0.1	—	—	—	—	—	—	—
Management fee income (1)	—	—	—	0.4	—	—	—	0.5
Other	0.1	0.1	0.3	—	0.1	0.5	0.3	—

Total revenues	$14.9	$11.6	$4.8	$5.6	$15.7	$11.6	$2.4	$5.4

(1)
Includes fees earned by us as general partner/managing member of the Opportunity Funds that are eliminated in consolidation. These fees are adjusted in noncontrolling interests. The net balance reflected in the table represents third party fees that are not eliminated in consolidation.  Reference is made to Note 12 to the Notes to  Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q for an overview of our five  reportable segments.

The decrease in rental income in the Core Portfolio primarily related to tenant vacancies at Third Avenue and the Acme Supermarkets at the Marketplace at Absecon. The increase in rental income in the Storage Portfolio primarily related to the full amortization of acquired lease intangible costs during 2009.

Operating Expenses	2010				2009
(dollars in millions)	Core Portfolio	Opportunity Funds	Storage Portfolio	Notes Receivable and Other	Core Portfolio	Opportunity Funds	Storage Portfolio	Notes Receivable and Other

Property operating	$1.8	$2.5	$2.6	$(0.4)	$3.1	$2.6	$1.9	$(0.4)
Real estate taxes	2.1	1.6	0.7	—	2.3	1.3	0.5	—
General and administrative	5.4	3.5	—	(3.5)	5.5	3.6	—	(3.9)
Depreciation and amortization	4.0	2.8	1.1	—	4.1	3.3	1.1	—
Other expense	—	—	—	—	—	2.4	—	1.7

Total operating expenses	$13.3	$10.4	$4.4	$(3.9)	$15.0	$13.2	$3.5	$(2.6)

The decrease in property operating expenses in the Core Portfolio was primarily attributable to additional tenant receivable reserves in 2009.  The increase in property operating expenses in the Storage Portfolio related to two self storage properties placed in service during  the second quarter 2009 as well as additional tenant receivable reserves in 2010.

Depreciation and amortization expense decreased $0.5 million in the Opportunity Funds primarily as a result of the redetermination of the dates for development assets being placed in service.

The $2.4 million in Other expense related to the abandonment of project costs in 2009 which were attributable to our determination that we most likely would not participate in a specific future development project. In addition, Other expense included a reserve for notes receivable of $1.7 million in 2009 due to the loss of an anchor tenant at the underlying collateral property.

Other	2010				2009
(dollars in millions)	Core Portfolio	Opportunity Funds	Storage Portfolio	Notes Receivable and Other	Core Portfolio	Opportunity Funds	Storage Portfolio	Notes Receivable and Other

Equity in earnings (losses) of unconsolidated affiliates	$0.2	$(0.1)	$—	$—	$0.3	$(0.2)	$—	$—
Other interest income	—	—	—	0.2	—	—	—	0.1
Interest expense	(4.3)	(2.2)	(2.1)	—	(4.7)	(1.3)	(1.6)	—
Gain on bargain purchase	—	33.8	—	—	—	—	—	—
Gain on extinguishment of debt	—	—	—	—	3.9	—	—	—
Income tax provision	(0.6)	—	—	—	(1.0)	(0.1)	—	—
(Income) loss attributable to noncontrolling interests in subsidiaries - Continuing operations	(0.2)	(25.1)	0.6	—	(0.1)	5.3	0.1	0.5

Total interest expense in the Core Portfolio decreased by $0.4 million in 2010.  This was the result of a $0.8 million decrease attributable to lower average outstanding borrowings in 2010 offset by a $0.4 million increase attributable to higher average interest rates in 2010. Interest expense in the Opportunity Funds increased $0.9 million in 2010. This was the result of an increase of $0.6 million due to higher average interest rates in 2010 and $0.3 million of lower capitalized interest in 2010.  Interest expense in the Storage Portfolio increased $0.5 million in 2010.  This was attributable to an increase of $0.2 million due to higher interest rates in 2010 and a $0.3 million decrease in capitalized interest in 2010.

The $33.8 million gain on bargain purchase was attributable to Fund II’s purchase of CUIP’s membership interest in CityPoint in 2010. Reference is made to Note 4 to the Notes to Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q for an overview of the CityPoint acquisition.

The gain on extinguishment of debt of $3.9 million was attributable to the purchase of our convertible debt at a discount in 2009.

(Income) loss attributable to noncontrolling interests in subsidiaries – Continuing operations primarily represents the noncontrolling interests’ share of all the Opportunity Funds variances discussed above.

Comparison of the six months ended June 30, 2010 (“2010”) to the six months ended June 30, 2009 (“2009”)

Revenues	2010				2009
(dollars in millions)	Core Portfolio	Opportunity Funds	Storage Portfolio	Notes Receivable and Other	Core Portfolio	Opportunity Funds	Storage Portfolio	Notes Receivable and Other

Rental income	$24.1	$19.0	$8.7	$—	$25.2	$16.6	$3.6	$—
Mortgage interest income	—	—	—	10.2	—	—	—	9.9
Expense reimbursements	6.5	4.4	—	—	7.2	3.2	—	—
Lease termination income	0.1	—	—	—	0.2	—	—	—
Management fee income (1)	—	—	—	0.8	—	—	—	1.2
Other	0.1	0.1	0.7	—	1.8	0.5	0.6	—

Total revenues	$30.8	$23.5	$9.4	$11.0	$34.4	$20.3	$4.2	$11.1

(1)
Includes fees earned by us as general partner/managing member of the Opportunity Funds that are eliminated in consolidation. These fees are adjusted in noncontrolling interests. The net balance reflected in the table represents third party fees that are not eliminated in consolidation.  Reference is made to Note 12 to the Notes to  Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q for an overview of our five  reportable segments.

The decrease in rental income in the Core Portfolio primarily related to tenant vacancies at Third Avenue and the Acme Supermarkets at the Marketplace at Absecon. The increase in rental income in the Opportunity Funds primarily related to additional rents following the acquisition of Cortlandt Towne Center (“2009 Fund Acquisition”) of $0.6 million and additional rents at Fordham Place and Pelham Manor for leases that commenced in 2009 (“Fordham and Pelham”). The increase in rental income in the Storage Portfolio primarily related to the full amortization of acquired lease intangible costs during 2009 as well as increased occupancy at properties in initial lease up.

Expense reimbursements in the Opportunity Funds increased for both real estate taxes and common area maintenance as a result of the 2009 Fund Acquisition and Fordham and Pelham.

Other in the Core Portfolio included $1.7 million resulting from a forfeited sales contract deposit in 2009.

Operating Expenses	2010				2009
(dollars in millions)	Core Portfolio	Opportunity Funds	Storage Portfolio	Notes Receivable and Other	Core Portfolio	Opportunity Funds	Storage Portfolio	Notes Receivable and Other

Property operating	$4.8	$5.4	$4.9	$(0.7)	$6.4	$4.8	$3.8	$(0.5)
Real estate taxes	4.5	3.1	1.3	—	4.5	2.3	1.0	—
General and administrative	11.0	6.9	—	(7.4)	12.5	7.6	—	(8.7)
Depreciation and amortization	7.9	8.0	2.3	—	8.2	6.7	2.1	—
Other expense	—	—	—	—	—	2.4	—	1.7

Total operating expenses	$28.2	$23.4	$8.5	$(8.1)	$31.6	$23.8	$6.9	$(7.5)

The decrease in property operating expenses in the Core Portfolio was primarily attributable to additional tenant receivable reserves in 2009. The increase in property operating expenses in the Opportunity Funds was primarily the result of the 2009 Fund Acquisition as well as Fordham and Pelham.  The increase in property operating expenses in the Storage Portfolio related to two storage properties  placed in service during the second quarter 2009 as well as additional tenant receivable reserves in 2010.

The increase in real estate taxes in the Opportunity Funds was attributable to the 2009 Fund Acquisition as well as Fordham and Pelham.

The decrease in general and administrative expense in the Core Portfolio was primarily attributable to reduced compensation expense following staff reductions in 2009. The decrease in general and administrative expense in the Opportunity Funds primarily related to the reduction in Promote expense attributable to Fund I.  The increase in general and administrative expense in Notes Receivable and Other primarily related to the elimination of the Fund I Promote expense for consolidated financial statement presentation purposes.

Depreciation expense and amortization expense increased $1.3 million in the Opportunity Funds in 2010 primarily as a result of the factor previously discussed for the three months and the 2009 Fund Acquisition.

The $2.4 million in Other expense related to the abandonment of project costs in 2009 which were attributable to our determination that we most likely would not participate in a specific future development project. In addition, Other expense included a reserve for notes receivable of $1.7 million in 2009 related to the establishment of a reserve for a note receivable due to the loss of an anchor tenant at the underlying collateral property.

Other	2010				2009
(dollars in millions)	Core Portfolio	Opportunity Funds	Storage Portfolio	Notes Receivable and Other	Core Portfolio	Opportunity Funds	Storage Portfolio	Notes Receivable and Other

Equity in earnings (losses) of unconsolidated affiliates	$0.3	$0.2	$—	$—	$0.4	$(3.6)	$—	$—
Other interest income	—	—	—	0.3	—	—	—	0.2
Interest expense	(8.6)	(4.3)	(4.2)	—	(9.9)	(2.4)	(3.1)	—
Gain on bargain purchase	—	33.8	—	—	—	—	—	—
Gain on extinguishment of debt	—	—	—	—	7.0	—	—	—
Income tax provision	(1.1)		—	—	(1.5)	(0.1)	—	—
Income from discontinued operations	—	—	—	—	—	—	—	5.8
(Income) loss attributable to noncontrolling interests in subsidiaries - Continuing operations	(0.3)	(21.5)	0.1	0.6	(0.2)	12.7	0.3	1.6
(Income) loss attributable to noncontrolling interests in subsidiaries - Discontinued operations	—	—	—	—	—	—	—	(4.9)

Equity in earnings (losses) of unconsolidated affiliates in the Opportunity Funds increased primarily as a result of our pro-rata share of losses from Mervyns in 2009.

Total interest expense in the Core Portfolio decreased $1.3 million in 2010.  This was the result of a $1.7 million decrease attributable to lower average outstanding borrowings in 2010 offset by a $0.4 million increase attributable to higher average interest rates in 2010. Interest expense in the Opportunity Funds increased $1.9 million in 2010. This was the result of an increase of $0.5 million due to higher average outstanding borrowings in 2010, an increase of $0.5 million due to higher average interest rates in 2010 and $0.9 million of lower capitalized interest in 2010.  Interest expense in the Storage Portfolio increased $1.1 million in 2010. This was the result of an increase of $0.2 million due to higher average outstanding borrowings in 2010, an increase of $0.6 million due to higher average interest rates in 2010 and $0.3 million of lower capitalized interest in 2010.

The $33.8 million gain on bargain purchase was attributable to Fund II’s purchase of CUIP’s membership interest in CityPoint in 2010. Reference is made to Note 4 to the Notes to  Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q for an overview of the CityPoint acquisition.

The gain on extinguishment of debt of $7.0 million was attributable to the purchase of our convertible debt at a discount in 2009.

Income from discontinued operations represents activity related to property sales in 2009.

 (Income) loss attributable to noncontrolling interests in subsidiaries – Continuing operations and Discontinued operations primarily represents the noncontrolling interests’ share of all the Opportunity Funds variances discussed above.

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

The reconciliation of net income to FFO for the three and six months ended June 30, 2010 and 2009 is as follows:

	Three months ended June 30,		Six months ended June 30,
(dollars in millions, except per share amounts)	2010	2009	2010	2009
Funds From Operations
Net income attributable to Common Shareholders	$12.8	$7.1	$17.9	$17.4
Depreciation of real estate and amortization of leasing costs (net of noncontrolling interests’ share)
Consolidated affiliates	4.2	4.4	8.8	8.8
Unconsolidated affiliates	0.5	0.4	0.8	0.8
Gain on sale (net of noncontrolling interests’ share)
Consolidated affiliates	─	─	─	(0.9)
Unconsolidated affiliates	─	─	─	─
Income attributable to noncontrolling interests’ in Operating Partnership	0.1	0.1	0.3	0.2
Funds from operations	$17.6	$12.0	$27.8	$26.3

Funds From Operations per Share - Diluted
Weighted average number of Common Shares and OP Units	40.8	39.5	40.8	37.1

Diluted funds from operations, per share	$0.43	$0.30	$0.68	$0.71

USES OF LIQUIDITY

Our principal uses of liquidity are (i) distributions to our shareholders and OP unit holders, (ii) investments which include the funding of our capital committed to the Opportunity Funds and property acquisitions and redevelopment/re-tenanting activities within our Core Portfolio, and (iii) debt service and loan repayments, including the repurchase of our Convertible Notes.

Distributions

In order to qualify as a REIT for Federal income tax purposes, we must currently distribute at least 90% of our taxable income to our shareholders. For the three and six months ended June 30, 2010, we paid dividends and distributions on our Common Shares and Common OP Units totaling $7.4 million and $14.8 million, respectively.

Investments

Fund I and Mervyns I

During 2001, we formed a partnership, Fund I, and in 2004 formed a limited liability company, Mervyns I, with four institutional investors with $90.0 million, in the aggregate, of committed discretionary capital. Fund I and Mervyns I have returned all invested capital and accumulated preferred return thus triggering our Promote in all future Fund I and Mervyns I earnings and distributions. As of June 30, 2010, $86.6 million has been invested in Fund I and Mervyns I, of which the Operating Partnership contributed $19.2 million.

As of June 30, 2010, Fund I currently owns, or has ownership interests in, 20 assets comprising approximately 0.9 million square feet as follows:

Shopping Center	Location	Year acquired	GLA

New York Region

New York
Tarrytown Shopping Center	Tarrytown	2004	35,291

Mid-Atlantic Region

Ohio
Granville Centre	Columbus	2002	134,997

Various Regions
Kroger/Safeway Portfolio	Various	2003	709,400
Total			879,688

Reference is made to Note 5 in the Notes to Consolidated Financial Statements in Part 1, Item 1 in this Form 10-Q for a discussion of RCP investments made by Mervyns I to date.

Fund II and Mervyns II

During 2004, we, along with the investors from Fund I as well as two additional institutional investors, formed Fund II, and Mervyns II with $300.0 million, in the aggregate, of committed discretionary capital. To date, Fund II’s primary investment focus has been in the New York Urban/Infill Redevelopment Initiative and the Retailer Controlled Property Venture. As of June 30, 2010, $247.6 million has been invested in Fund II, of which the Operating Partnership contributed $49.5 million.

New York Urban Infill Redevelopment Initiative

In September 2004, we, through Fund II, launched our New York Urban Infill Redevelopment initiative. During 2004, Fund II, together with an unaffiliated partner, P/A Associates, LLC (“P/A”), formed Acadia P/A Holding Company, LLC (“Acadia P/A”) for the purpose of acquiring, constructing, developing, owning, operating, leasing and managing certain mixed-use real estate properties in the New York City metropolitan area which include a retail component. To date P/A has invested $2.2 million and Fund II, the managing member, has agreed to invest the balance.

To date, Fund II has invested in nine New York Urban Infill Redevelopment construction projects, eight of which were made through Acadia P/A, as follows:

				Redevelopment (dollars in millions)
Property	Location	Year acquired	Costs to date	Anticipated additional costs		Estimated construction completion	Square feet upon completion
Liberty Avenue (1)	Queens	2005	$15.2	$—		Completed	125,000
216th Street	Manhattan	2005	27.7	—		Completed	60,000
Fordham Place	Bronx	2004	123.5	9.9		Substantially completed	276,000
Pelham Manor Shopping Center (1)	Westchester	2004	59.7	4.3		Substantially completed	320,000
161st Street	Bronx	2005	59.9	5.7		(2)(4)	230,000
Atlantic Avenue (3)	Brooklyn	2007	21.4	0.6		Completed	110,000
Canarsie Plaza	Brooklyn	2007	56.5	33.3		1st half 2011	275,000
Sherman Plaza	Manhattan	2005	32.9	—	(2)	(2)	—	(2)
CityPoint (1)	Brooklyn	2007	74.5	—	(2)	(2)	—	(2)

Total			$471.3	$53.8			1,396,000

Notes:
   (1)  Acadia P/A acquired a ground lease interest at this property.
   (2)  To be determined
   (3)  P/A is not a partner in this project.
   (4)  Currently operating but redevelopment activities have commenced.

On June 30, 2010, Fund II acquired all of CUIP’s 75.25% interests in CityPoint for $9.2 million, consisting of a current cash payment of $2.0 million and deferred payments, potentially through 2020, aggregating $7.2 million, as well as the assumption of CUIP’s share of the first mortgage debt representing $19.6 million. Reference is made to Note 4 in the Notes to Consolidated Financial Statements in Part 1, Item 1 in this Form 10-Q for a further discussion of this transaction.

Retailer Controlled Property Venture

Reference is made to Note 5 in the Notes to Consolidated Financial Statements in Part 1, Item 1 in this Form 10-Q for a discussion of RCP investments made by Fund II and Mervyns II to date.

Fund III

During 2007, we formed Fund III with 14 institutional investors, including all of the investors from Fund I and a majority of the investors from Fund II with $502.5 million of committed discretionary capital. As of June 30, 2010, $96.5 million has been invested in Fund III, of which the Operating Partnership contributed $19.2 million.

New York Urban Infill Redevelopment Initiative

Fund III has invested in one New York Urban/Infill Redevelopment and one Urban/Infill Redevelopment in Westport, Connecticut as follows:

				Redevelopment (dollars in millions)
				Anticipated		Square
		Year	Costs	additional		feet upon
Property	Location	acquired	to date	costs		completion
Sheepshead Bay	Brooklyn, NY	2007	$22.7	$-	(1)	-
125 Main Street	Westport, CT	2007	18.7	7.3		30,000
Total			$41.4	$7.3		30,000
Notes:
(1)	To be determined

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

Notes Receivable and Preferred Equity Investment

Reference is made to Note 6 to the Notes to Consolidated Financial Statements in Part 1, Item 1 in this Form 10-Q for an overview of our notes receivable and preferred equity investment.

Property Redevelopment and Expansion

Our redevelopment program focuses on selecting well-located neighborhood and community shopping centers and creating significant value through re-tenanting and property redevelopment. We currently have two properties in the early stages of redevelopment, Ledgewood Mall and Third Avenue.

Share Repurchase

We have an existing share repurchase program that authorizes management, at its discretion, to repurchase up to $20.0 million of our outstanding Common Shares. The program may be discontinued or extended at any time and there is no assurance that we will purchase the full amount authorized. Under this program we have repurchased 2.1 million Common Shares, none of which were repurchased after December 2001. As of June 30, 2010, management may repurchase up to approximately $7.5 million of our outstanding Common Shares under this program.

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

During 2010, Fund II received capital contributions of $24.3 million to fund redevelopment projects and pay down the line of credit of Fund II.

As of June 30, 2010, we had approximately $104.9 million of additional capacity under existing debt facilities and cash and cash equivalents on hand of $78.9 million.

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

Asset Sales

Asset sales are an additional source of liquidity for us. In March 2010, the Sterling Heights Shopping Center was sold for $2.3 million. During November 2009, we sold Blackman Plaza for $2.5 million. During February 2009, The Kroger Co. purchased the fee at six locations in Fund I’s Kroger/Safeway Portfolio for $14.6 million of which Fund I’s share of the sales proceeds amounted to $8.1 million after the repayment of the mortgage debt on these properties.

Notes Receivable and Mezzanine Loan Repayments

During April 2010, we received a $2.1 million first mortgage loan payment.

Financing and Debt

At June 30, 2010, mortgage and convertible notes payable aggregated $809.5 million, net of unamortized premium of $0.1 million and unamortized discount of $1.6 million, and were collateralized by 29 properties and related tenant leases. Interest rates on our outstanding mortgage indebtedness and convertible notes payable ranged from 0.80% to 7.38% with maturities that ranged from September 2010 to November 2032. Taking into consideration $78.8 million of notional principal under variable to fixed-rate swap agreements currently in effect, $434.5 million of the portfolio, or 53.7%, was fixed at a 5.57% weighted average interest rate and $375.0 million, or 46.3% was floating at a 3.24% weighted average interest rate. There is $102.4 million of debt maturing in 2010 at weighted average interest rates of 2.41%.  Of this amount, $1.1 million represents scheduled annual amortization.  The loans relating to $35.3 million of the 2010 maturities provide for extension options, which we believe we will be able to exercise.  If we are unable to extend these loans and refinance the balance of $67.1 million, we believe we will be able to repay this debt with existing liquidity, including unfunded capital commitments from the Opportunity Funds’ investors.  As it relates to maturities after 2010, we may not have sufficient cash on hand to repay such indebtedness, we may have to refinance this indebtedness or select other alternatives based on market conditions at that time.  Given the current lack of liquidity in the credit markets and the current economic environment, which may cause us to lose tenants or not secure new tenants for existing centers or projects under development, refinancing this debt will be very difficult.  See the “Item 1A. Risk Factors,” including the discussions under the headings “The current economic environment, while improving, may cause us to lose tenants and may impair our ability to borrow money to purchase properties, refinance existing debt or finance our current redevelopment projects” in our 2009 Form 10-K.

Reference is made to Note 8 in the Notes to Consolidated Financial Statements in Part 1, Item 1 in this Form 10-Q for an overview of transactions related to mortgage loans and credit facilities during the six months ended June 30, 2010.

The following table sets forth certain information pertaining to the Company’s secured credit facilities:

(dollars in millions) Borrower	Total amount of credit facility	Amount borrowed as of December 31, 2009		Net borrowings (repayments) during the six months ended June 30, 2010	Amount borrowed as of June 30, 2010	Letters of credit outstanding as of June 30, 2010	Amount available under credit facilities as of June 30, 2010
Acadia Realty, LP	$64.5	$30.0		$(15.0)	$15.0	$8.6	$40.9
Acadia Realty, LP	—	2.0		(2.0)	—	—	—
Fund II	40.0	48.2	(1)	(8.2)	40.0	—	—
Fund III	221.0	139.5		17.0	156.5	0.5	64.0
Total	$325.5	$219.7		$(8.2)	$211.5	$9.1	$104.9

Notes:
   (1) During March of 2010, this facility’s maturity date was extended from March 1, 2010 to March 1, 2011 and the interest rate was adjusted from LIBOR plus 250 basis points to LIBOR plus 325 basis points.  In connection with the extension, we made an $8.2 million payment on the outstanding $48.2 million line of credit. The line of credit’s maximum capacity was reduced to $40.0 million and will decrease to $30.0 million in September 2010.

The following table summarizes the Company’s mortgage and other secured indebtedness as of June 30, 2010 and December 31, 2009:

(dollars in millions)
Description of Debt and Collateral	June 30, 2010	December 31, 2009	Interest Rate at June 30, 2010	Maturity	Payment Terms
Mortgage notes payable – variable-rate
161st Street (1)	$30.0	$30.0	1.75% (LIBOR +1.40%)	4/1/2010	Interest only monthly.
Liberty Avenue (2)	10.4	10.4	3.60% (LIBOR +3.25%)	7/18/2010	Interest only monthly.
Tarrytown Shopping Center	9.8	9.8	2.00% (LIBOR +1.65%)	10/30/2010	Interest only monthly.
Fordham Place	86.0	86.0	Greater of 1.5%+3.5% or 5.00% (LIBOR +3.5%)	10/4/2011	Interest only monthly.
Branch Shopping Plaza	14.1	14.2	1.65% (LIBOR +1.30%)	12/1/2011	Monthly principal and interest.
Village Commons Shopping Center	9.4	9.5	1.75% (LIBOR +1.40%)	6/29/2012	Monthly principal and interest.
Cortlandt Towne Center	46.7	44.9	Greater of 6.50% or 4.35% (LIBOR +4.00%)	7/29/2012	Monthly principal and interest.
Canarsie Plaza	10.0	─	4.35% (LIBOR +4.00%)	1/12/2012	Interest only monthly
CityPoint	26.0	─	2.85% (LIBOR +2.50%)	8/12/2010	Interest only monthly
Sub-total mortgage notes payable	242.4	204.8

Secured credit facilities – variable-rate:
Six Core Portfolio properties	15.0	30.0	1.60% (LIBOR +1.25%)	12/1/2010	Annual principal and monthly interest.
Fund II unfunded investor capital commitments	40.0	48.3	3.60% (LIBOR +3.25%)	3/1/2011	Interest only monthly.
Fund III unfunded investor capital commitments	156.4	139.4	0.80% (Commercial Paper +0.50%)	10/9/2011	Interest only monthly.
Ledgewood Mall	─	2.0	1.60% (LIBOR +1.25%)	─	─.
Sub-total secured credit facilities	211.4	219.7

Interest rate swaps (3)	(78.8)	(83.4)
Total variable-rate debt	375.0	341.1

Mortgage notes payable – fixed-rate
Five Self-Storage properties	41.5	41.5	5.30%	3/16/2011	Interest only monthly.
Chestnut Hill	9.4	9.5	5.45%	6/11/2013	Monthly principal and interest.
Clark Diversey	4.7	4.8	6.35%	7/1/2014	Monthly principal and interest.
New Loudon Center	14.3	14.3	5.64%	9/6/2014	Monthly principal and interest.
Crescent Plaza	17.6	17.6	4.98%	9/6/2015	Interest only monthly until 9/10; monthly principal and interest thereafter.
Pacesetter Park Shopping Center	12.2	12.3	5.12%	11/6/2015	Monthly principal and interest.
Elmwood Park Shopping Center	34.4	34.6	5.53%	1/1/2016	Monthly principal and interest.
The Gateway Shopping Center	20.5	20.5	5.44%	3/1/2016	Interest only monthly.
Walnut Hill Plaza	23.5	23.5	6.06%	10/1/2016	Interest only monthly until 10/11; monthly principal and interest thereafter.
239 Greenwich Avenue	26.0	26.0	5.42%	2/11/2017	Interest only monthly.
Merrillville Plaza	26.2	26.2	5.88%	8/1/2017	Interest only monthly until 7/12 monthly principal and interest thereafter.
216th Street	25.5	25.5	5.80%	10/1/2017	Interest only monthly.
Pelham Manor Shopping Plaza	31.7	31.7	7.38%	1/1/2020	Interest only upon drawdown on construction loan until 1/13 monthly principal and interest thereafter.
Atlantic Avenue	11.5	11.5	7.34%	1/1/2020	Interest only upon drawdown on construction loan until 1/15 monthly principal and interest thereafter
A&P Shopping Plaza	8.1	8.2	6.40%	11/1/2032	Monthly principal and interest.
Interest rate swaps (3)	78.8	83.4	5.67%
Total fixed-rate debt	385.9	391.1
Unamortized premium	0.1	0.1
Total	$761.0	$732.3

(1) Subsequent to June 30, 2010, the maturity date was extended to April 1, 2013 and initial interest rate changed to LIBOR + 4.00% (Note 8).
(2) Subsequent to June 30, 2010, the maturity date was extended to September 2, 2010.
(3) Represents the amount of the Company's variable-rate debt that has been fixed through certain cash flow hedge transactions. (Note 7).

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

At June 30, 2010, maturities on our mortgage notes ranged from September 2010 to November 2032. In addition, we have non-cancelable ground leases at six of our shopping centers. We also lease space for our corporate headquarters for a term expiring in 2015. The following table summarizes our debt maturities and obligations under non-cancelable operating leases as of June 30, 2010:

(dollars in millions)	Payments due by period
Contractual obligation	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years

Future debt maturities	$811.0	$175.1	$376.3	$31.6	$228.0
Interest obligations on debt	132.0	31.6	39.4	29.1	31.9
Operating lease obligations	109.2	2.4	9.8	10.0	87.0
Construction commitments(1)	30.4	30.4	─	─	─

Total	$1,082.6	$239.5	$425.5	$70.7	$346.9

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

Reference is made to Note 5 in the Notes to Consolidated Financial Statements in Part 1, Item 1 in this Form 10-Q for a discussion of our unconsolidated investments. Our pro-rata share of unconsolidated debt related to these investments is as follows:

Investment	Pro-rata share of mortgage debt Operating Partnership	Interest rate at June 30, 2010	Maturity Date
(dollars in millions)
Crossroads	$30.3	5.37%	December 2014
Brandywine	36.9	5.99%	July 2016
Total	$67.2

In addition, we have arranged for the provision of three separate letters of credit in connection with certain leases and investments. As of June 30, 2010, there were no outstanding balances under any of the letters of credit. If the letters of credit were fully drawn, the combined maximum amount of our exposure would be $9.1 million.

HISTORICAL CASH FLOW

The following table compares the historical cash flow for the six months ended June 30, 2010 (“2010”) with the cash flow for the six months ended June 30, 2009 (“2009”)

	Six months ended June 30,
(dollars in millions)	2010	2009	Change

Net cash provided by operating activities	$20.2	$28.4	$(8.2)
Net cash used in investing activities	(38.3)	(104.6)	66.3
Net cash provided by financing activities	3.2	97.2	(94.0)

Total	$(14.9)	$21.0	$(35.9)

A discussion of the significant changes in cash flow for 2010 versus 2009 is as follows:

The $8.2 million decrease in net cash provided by operating activities was primarily attributable to a decrease in other assets associated with the redemption of short term financial instruments in 2009.

The decrease of $66.3 million in net cash used in investing activities resulted primarily from a decrease of $75.2 million in expenditures for real estate, development and tenant installations in 2010. This decrease in cash used was offset by $9.5 million in proceeds from property sales in 2009.

The $94.0 million decrease in net cash provided by financing activities was attributable to $137.2 million of additional cash provided by borrowings in 2009 and proceeds from the 2009 stock offering of $65.2 million, net of costs. These 2010 cash decreases were offset by the following: (i) $46.6 million of cash used for the purchase of convertible notes in 2009, (ii) $41.6 million of additional cash used for the repayments of mortgage notes in 2009, and (iii) $19.5 million of contributions from noncontrolling interests in 2010.

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

Currently, we manage our exposure to fluctuations in interest rates primarily through the use of fixed-rate debt and interest rate swap agreements. As of June 30, 2010, we had total mortgage debt and convertible notes payable of $809.5 million, net of unamortized premium of $0.1 million and unamortized discount of $1.6 million, of which $434.5 million or 53.7% was fixed-rate, inclusive of interest rate swaps, and $375.0 million, or 46.3% was variable-rate based upon LIBOR or commercial paper rates plus certain spreads. As of June 30, 2010, we were a party to seven interest rate swap transactions to hedge our exposure to changes in interest rates with respect to $78.8 million of LIBOR-based variable-rate debt.

Of our total consolidated outstanding debt, $102.4 million and $380.2 million will become due in 2010 and 2011, respectively. As we intend on refinancing some or all of such debt at the then-existing market interest rates, which may be greater than the current interest rate, our interest expense would increase by approximately $4.8 million annually if the interest rate on the refinanced debt increased by 100 basis points. After giving effect to noncontrolling interests, the Company’s share of this increase would be $1.6 million.

Interest expense on our consolidated variable-rate debt, net of variable to fixed-rate swap agreements currently in effect, as of June 30, 2010 would increase by $3.8 million annually if LIBOR increased by 100 basis points. After giving effect to noncontrolling interests, the Company’s share of this increase would be $0.6 million. We may seek additional variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, we would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.

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

(b) Internal Control over Financial Reporting. There has not been any change in the Company’s internal control over financial reporting during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 4.     (Removed and Reserved).

Item 5.     Other Information.

None

Item 6.     Exhibits.

The information under the heading “Exhibit Index” below is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACADIA REALTY TRUST

August 5, 2010	/s/ Kenneth F. Bernstein Kenneth F. Bernstein President and Chief Executive Officer (Principal Executive Officer)

August 5, 2010	/s/ Michael Nelsen Michael Nelsen Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Description
3.1	Declaration of Trust of the Company, as amended (1)
3.2	Fourth Amendment to Declaration of Trust (2)
3.3	Amended and Restated By-Laws of the Company (3)
3.4	Fifth Amendment to Declaration of Trust (9)
3.5	First Amendment the Amended and Restated Bylaws of the Company (9)
4.1	Voting Trust Agreement between the Company and Yale University dated February 27, 2002 (4)

31.1	Certification of Chief Executive Officer pursuant to rule 13a–14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (5)
31.2	Certification of Chief Financial Officer pursuant to rule 13a–14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (5)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)
99.1	Amended and Restated Agreement of Limited Partnership of the Operating Partnership (6)
99.2	First and Second Amendments to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership (6)
99.3	Third Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership (7)
99.4	Fourth Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership (7)
99.5	Certificate of Designation of Series A Preferred Operating Partnership Units of Limited Partnership Interest of Acadia Realty Limited Partnership (8)
99.6	Certificate of Designation of Series B Preferred Operating Partnership Units of Limited Partnership Interest of Acadia Realty Limited Partnership (7)

Notes:
(1)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal Year ended December 31, 1994
(2)	Incorporated by reference to the copy thereof filed as an Exhibit to Company’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 1998
(3)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2005.
(4)	Incorporated by reference to the copy thereof filed as an Exhibit to Yale University’s Schedule 13D filed on September 25, 2002
(5)	Filed herewith.
(6)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Registration Statement on Form S-3 filed on March 3, 2000
(7)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2003
(8)	Incorporated by reference to the copy thereof filed as an Exhibit to Company’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 1997
(9)	Incorporated by reference to the copy thereof filed as an Exhibit to Company’s Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2009