Form 10-Q
period 2010-09-30
ACADIA REALTY TRUST
filed 2010-11-08
CIK 899629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

YES☒               NO ☐

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

As of November 8, 2010 there were 40,253,877 common shares of beneficial interest, par value $.001 per share, outstanding.

ACADIA REALTY TRUST AND SUBSIDIARIES

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements.

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)	September 30,	December 31,
	2010	2009
ASSETS	(unaudited)

Operating real estate
Land	$200,354	$221,740
Building and improvements	855,333	845,751
Construction in progress	2,842	2,575
	1,058,529	1,070,066
Less: accumulated depreciation	214,909	193,745
Net operating real estate	843,620	876,321
Real estate under development	314,565	137,340
Notes receivable and preferred equity investment, net	87,600	125,221
Investments in and advances to unconsolidated affiliates	16,095	51,712
Cash and cash equivalents	110,703	93,808
Cash in escrow	29,559	8,582
Rents receivable, net	17,956	16,782
Deferred charges, net of amortization	28,098	28,311
Acquired lease intangibles, net of amortization	19,527	22,382
Prepaid expenses and other assets	23,025	22,005
Total assets	$1,490,748	$1,382,464

LIABILITIES

Mortgages payable	$783,467	$732,287
Notes payable, net of unamortized discount of $1,331 and $2,105, respectively	48,684	47,910
Distributions in excess of income from, and investments in, unconsolidated affiliates	20,802	20,589
Accounts payable and accrued expenses	31,102	17,548
Dividends and distributions payable	7,427	7,377
Acquired lease and other intangibles, net of amortization	5,992	6,753
Other liabilities	19,434	17,523
Total liabilities	916,908	849,987

SHAREHOLDERS’ EQUITY

Common shares, $.001 par value, authorized 100,000,000 shares; issued
and outstanding 40,247,415 and 39,787,018 shares, respectively	40	40
Additional paid-in capital	303,192	299,014
Accumulated other comprehensive loss	(3,366)	(2,994)
Retained earnings	17,449	16,125
Total shareholders’ equity	317,315	312,185
Noncontrolling interests	256,525	220,292
Total equity	573,840	532,477
Total liabilities and equity	$1,490,748	$1,382,464

See accompanying notes

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(unaudited)
	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands, except per share amounts)	2010	2009	2010	2009

Revenues
Rental income	$28,041	$25,941	$79,734	$71,314
Mortgage interest income	5,206	4,908	15,437	14,867
Expense reimbursements	4,939	4,868	15,839	15,252
Lease termination income	─	2,500	65	2,726
Management fee income	346	316	1,182	1,517
Other	729	362	1,663	3,250
Total revenues	39,261	38,895	113,920	108,926

Operating Expenses
Property operating	7,255	6,419	21,671	20,965
Real estate taxes	4,771	4,552	13,644	12,305
General and administrative	5,317	5,226	15,852	16,575
Depreciation and amortization	10,341	10,377	28,546	27,412
Other expense	─	53	3	4,218
Total operating expenses	27,684	26,627	79,716	81,475

Operating income	11,577	12,268	34,204	27,451

Other interest income	175	161	462	373
Equity in earnings (losses) of unconsolidated affiliates	143	(193)	610	(3,451)
Impairment of investment in unconsolidated affiliate	─	(3,655)	─	(3,655)
Interest and other finance expense	(8,829)	(8,329)	(25,927)	(23,782)
Gain on bargain purchase	─	─	33,805	─
Gain on debt extinguishment	─	11	─	7,057
Income from continuing operations before income taxes	3,066	263	43,154	3,993
Income tax provision	(785)	273	(1,869)	(1,349)
Income from continuing operations	2,281	536	41,285	2,644

Discontinued Operations
Operating income from discontinued operations	─	32	─	225
Gain on sale of property	─	─	─	5,637
Income from discontinued operations	─	32	─	5,862

Net income	2,281	568	41,285	8,506

Loss (income) attributable to noncontrolling interests:
Continuing operations	2,836	6,740	(18,240)	21,101
Discontinued operations	─	(1)	─	(4,866)
Net loss (income) attributable to noncontrolling interests	2,836	6,739	(18,240)	16,235

Net income attributable to Common Shareholders	$5,117	$7,307	$23,045	$24,741

Basic Earnings per Share
Income from continuing operations	$0.13	$0.18	$0.57	$0.63
Income from discontinued operations	─	─	─	0.03
Basic earnings per share	$0.13	$0.18	$0.57	$0.66

Diluted Earnings per Share
Income from continuing operations	$0.13	$0.18	$0.57	$0.63
Income from discontinued operations	─	─	─	0.03
Diluted earnings per share	$0.13	$0.18	$0.57	$0.66

See accompanying notes

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Shares		Paid-in	Comprehensive	Retained	Shareholders’	Noncontrolling	Total
(dollars in thousands, except per share amounts)	Shares	Amount	Capital	Loss	Earnings	Equity	Interests	Equity

Balance at December 31, 2009	39,787	$40	$299,014	$(2,994)	$16,125	$312,185	$220,292	$532,477

Conversion of 358,967 OP Units to Common
Shares by limited partners of the Operating
Partnership	359	-	3,179	-	-	3,179	(3,179)	-
Dividends declared ($0.54 per Common Share)	-	-	-	-	(21,721)	(21,721)	(553)	(22,274)
Employee Restricted Share awards	133	-	1,561	-	-	1,561	1,333	2,894
Common Shares issued under Employee Share
Purchase Plan	5	-	75	-	-	75	-	75
Issuance of Common Shares to Trustees	13	-	228	-	-	228	-	228
Exercise of Trustees options	7	-	101	-	-	101	-	101
Employee Restricted Shares cancelled	(57)	-	(966)	-	-	(966)	-	(966)
Noncontrolling interest distributions	-	-	-	-	-	-	(856)	(856)
Noncontrolling interest contributions	-	-	-	-	-	-	21,076	21,076
	40,247	40	303,192	(2,994)	(5,596)	294,642	238,113	532,755
Comprehensive income:
Net income	-	-	-	-	23,045	23,045	18,240	41,285
Unrealized loss on valuation of swap agreements	-	-	-	(2,263)	-	(2,263)	(73)	(2,336)
Reclassification of realized interest on swap agreements	-	-	-	1,891	-	1,891	245	2,136
Total comprehensive income	-	-	-	(372)	23,045	22,673	18,412	41,085

Balance at September 30, 2010	40,247	$40	$303,192	$(3,366)	$17,449	$317,315	$256,525	$573,840

Balance at December 31, 2008	32,357	$32	$218,527	$(4,508)	$13,671	$227,722	$214,506	$442,228

Dividends declared ($0.57 per Common Share)	-	-	-	-	(21,491)	(21,491)	(607)	(22,098)
Issuance of Common Shares	5,750	6	65,216	-	-	65,222	-	65,222
Issuance of Common Shares through special dividend	1,287	2	16,190	-	-	16,192	-	16,192
Employee Restricted Share awards	443	-	2,289	-	-	2,289	667	2,956
Common Shares issued under Employee Share
Purchase Plan	7	-	80	-	-	80	-	80
Issuance of Common Shares to Trustees	25	-	603	-	-	603	-	603
Employee exercise of options to purchase common shares	8	-	69	-	-	69	-	69
Employee Restricted Shares cancelled	(191)		(2,715)	-	-	(2,715)	-	(2,715)
Conversion options on Convertible Notes purchased	-	-	(840)	-	-	(840)	-	(840)
Noncontrolling interest distributions	-	-	-	-	-	-	(915)	(915)
Noncontrolling interest contributions	-	-	-	-	-	-	7,200	7,200
	39,686	40	299,419	(4,508)	(7,820)	287,131	220,851	507,982
Comprehensive income (loss):
Net income (loss)	-	-	-	-	24,741	24,741	(16,235)	8,506
Unrealized loss on valuation of swap agreements	-	-	-	(815)	-	(815)	(108)	(923)
Reclassification of realized interest on swap agreements	-	-	-	1,905	-	1,905	222	2,127
Total comprehensive income (loss)	-	-	-	1,090	24,741	25,831	(16,121)	9,710

Balance at September 30, 2009	39,686	$40	$299,419	$(3,418)	$16,921	$312,962	$204,730	$517,692

See accompanying notes

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(unaudited)
(dollars in thousands)	Nine months ended September 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$41,285	$8,506
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,546	27,437
Gain on bargain purchase	(33,805)	-
Gain on sale of property	-	(5,637)
Gain on debt extinguishment	-	(7,057)
Non-cash accretion of notes receivable	(4,513)	(3,914)
Share compensation expense	3,121	3,045
Equity in (earnings) losses of unconsolidated affiliates	(610)	3,451
Impairment of investment in unconsolidated affiliate	-	3,655
Other, net	3,995	12,951
Changes in assets and liabilities
Cash in escrow	(20,977)	(2,103)
Rents receivable, net	(2,891)	(5,818)
Prepaid expenses and other assets, net	1,443	8,507
Accounts payable and accrued expenses	5,285	(4,971)
Other liabilities	1,713	1,062

Net cash provided by operating activities	22,592	39,114

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate	(60,552)	(112,913)
Deferred acquisition and leasing costs	(2,442)	(11,654)
Investments in and advances to unconsolidated affiliates	(2,915)	(5,137)
Return of capital from unconsolidated affiliates	753	1,798
Repayments of notes receivable	42,011	8,831
Increase in notes receivable	-	(756)
Proceeds from sale of property	-	9,481

Net cash used in investing activities	(23,145)	(110,350)

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(unaudited)
(dollars in thousands)	Nine months ended September 30,
	2010	2009

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on mortgage notes	(33,698)	(150,357)
Proceeds received on mortgage notes	58,914	255,065
Redemption of notes payable	-	(46,736)
Increase in deferred financing and other costs	(4,973)	(480)
Capital contributions from noncontrolling interests	21,076	7,200
Distributions to noncontrolling interests	(1,426)	(1,979)
Dividends paid to Common Shareholders	(21,655)	(22,993)
Proceeds from issuance of Common Shares, net of issuance costs	-	65,222
Repurchase and cancellation of Common Shares	(966)	(2,715)
Common Shares issued under Employee Share Purchase Plan	75	80
Exercise of options to purchase Common Shares	101	69

Net cash provided by financing activities	17,448	102,376

Increase in cash and cash equivalents	16,895	31,140
Cash and cash equivalents, beginning of period	93,808	86,691

Cash and cash equivalents, end of period	$110,703	$117,831

Supplemental disclosure of cash flow information
Cash paid during the period for interest, including capitalized interest of $1,592 and $3,005, respectively	$24,981	$24,597

Cash paid for income taxes	$1,184	$496

Dividends paid through the issuance of Common Shares	$-	$16,192

Acquisition of interest in unconsolidated affiliate:

Real estate, net	$(108,000)	$-
Assumption of mortgage debt	25,990	-
Gain on bargain purchase	33,805	-
Other assets and liabilities	7,532	-
Investment in unconsolidated affiliates	37,824	-
Cash included in investment in real estate	$(2,849)	$-

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

All of the Company’s assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership (the “Operating Partnership”) and entities in which the Operating Partnership owns a controlling interest. As of September 30, 2010, the Trust controlled approximately 99% of the Operating Partnership as the sole general partner. As the general partner, the Trust is entitled to share, in proportion to its percentage interest, in the cash distributions and profits and losses of the Operating Partnership. The limited partners primarily represent entities or individuals that contributed their interests in certain properties or entities to the Operating Partnership in exchange for common or preferred units of limited partnership interest (“Common or Preferred OP Units”). Limited partners holding Common OP Units are generally entitled to exchange their units on a one-for-one basis for common shares of beneficial interest of the Trust (“Common Shares”).

As of September 30, 2010, the Company has ownership interests in 34 properties within its core portfolio (“Core Portfolio”) and 44 properties within its three opportunity funds, Acadia Strategic Opportunity Fund I, L.P. (“Fund I”), Acadia Strategic Opportunity Fund II, LLC (“Fund II”) and Acadia Strategic Opportunity Fund III, LLC (“Fund III” and together with Fund I and Fund II, the “Opportunity Funds”). The 78 properties consist of commercial properties, primarily neighborhood and community shopping centers, self-storage and mixed-use properties with a retail component. In addition, the Company also invests in operating companies through Acadia Mervyn Investors I, LLC (“Mervyns I”) and Acadia Mervyn Investors II, LLC (“Mervyns II”) or Fund II, all on a non-recourse basis. These investments comprise and are referred to as the Company’s Retailer Controlled Property initiative (“RCP Venture”). The Operating Partnership has the following equity interests in the Opportunity Funds, Mervyns I and Mervyns II:

Entity	Equity Interest Held By Operating Partnership
Fund I and Mervyns I	22.2%
Fund II and Mervyns II	20.0%
Fund III	19.9%

In addition, with respect to each of the Opportunity Funds, Mervyns I and Mervyns II, the Operating Partnership is entitled to a profit participation in excess of its equity interest percentage based on certain investment return thresholds (“Promote”).

Basis of Presentation

The consolidated financial statements include the consolidated accounts of the Company and its investments in partnerships and limited liability companies in which the Company is presumed to have control in accordance with the consolidation guidance of the Financial Accounting Statements Board (“FASB”) Accounting Standards Codification (“ASC”). Investments in entities for which the Company has the ability to exercise significant influence but does not have financial or operating control, are accounted for under the equity method of accounting. Accordingly, the Company’s share of the net earnings (or losses) of these entities are included in consolidated net income under the caption, Equity in Earnings (Losses) of Unconsolidated Affiliates. Investments in entities for which the Company does not have the ability to exercise any influence are accounted for under the cost method.

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

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06 “Improving Disclosures about Fair Value Measurements,” which provides for new disclosures, as well as clarification of existing disclosures on fair value measurements.  The adoption of the standard on January 1, 2010 did not have an impact on the Company’s financial position and results of operations.

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

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands, except per share amounts)	2010	2009	2010	2009
Numerator:
Income from continuing operations attributable to Common Shareholders	$5,117	$7,276	$23,045	$23,745
Effect of dilutive securities:	─	─	─	─
Preferred OP Unit distributions	─	5	14	14
Numerator for diluted earnings per Common Share	$5,117	$7,281	$23,059	$23,759

Denominator:
Weighted average shares for basic earnings per share	40,169	39,686	40,096	37,415
Effect of dilutive securities:
Employee share options	262	257	214	189
Convertible Preferred OP Units	─	25	25	25
Dilutive potential Common Shares	262	282	239	214
Denominator for diluted earnings per share	40,431	39,968	40,335	37,629
Basic earnings per Common Share from continuing operations attributable to Common Shareholders	$0.13	$0.18	$0.57	$0.63
Diluted earnings per Common Share from continuing operations attributable to Common Shareholders	$0.13	$0.18	$0.57	$0.63

The weighted average shares used in the computation of diluted earnings per share include unvested restricted Common Shares (“Restricted Shares”) and restricted OP units (“LTIP Units”) (Note 13) that are entitled to receive dividend equivalent payments. The effect of the conversion of Common OP Units is not reflected in the above table, as they are exchangeable for Common Shares on a one-for-one basis. The income allocable to such units is allocated on this same basis and reflected as noncontrolling interests in subsidiaries in the accompanying consolidated financial statements. As such, the assumed conversion of these units would have no net impact on the determination of diluted earnings per share. The conversion of the convertible notes payable (Note 9) is not reflected in the table above as such conversion, based on the current market price of the Common Shares, would be settled with cash.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.           EARNINGS PER COMMON SHARE, continued

The effect of the assumed conversion of 188 Series A Preferred OP Units into 25,067 Series A Preferred OP Units to Common Shares would be anti-dilutive for the three months ended September 30, 2010 and they are not included in the table. The effect of the assumed conversion of 188 Series A Preferred OP Units into 25,067 Common Shares is dilutive for the three months ended September 30, 2009 and nine months ended September 30, 2010 and September 30, 2009 and, accordingly, they are included in the table.

3.         NONCONTROLLING INTERESTS

Noncontrolling interests represent the portion of equity that the Company does not own in entities that it consolidates. Such noncontrolling interests are reported on the Consolidated Balance Sheets within equity, separately from the Company’s equity.

Noncontrolling interests include third party interests in the Company’s Opportunity Funds and other entities. It also include interests in the Operating Partnership which represent (i) the limited partners’ 281,942 and 626,606 Common OP Units at September 30, 2010 and December 31, 2009, respectively, (ii) 188 Series A Preferred OP Units at September 30, 2010 and December 31, 2009, respectively, and (iii) 646,534 and 393,909 LTIP Units at September 30, 2010 and December 31, 2009, respectively.

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

The Transaction was a business combination achieved in stages, and as a result, Fund II was required to report its entire investment in CityPoint at fair market value. A June 30, 2010 third-party appraisal valued CityPoint at $108 million which resulted in Fund II recording a non-cash gain on bargain purchase of approximately $33.8 million. The Operating Partnership’s share of this gain, net of the noncontrolling interests’ share, totaled $6.3 million.

As a result of the Transaction, the Company changed its method of accounting for CityPoint from the equity method and now consolidates CityPoint in its consolidated financial statements. As CityPoint is currently in the redevelopment stage, there are no revenues or earnings from CityPoint included in the Company’s Consolidated Statements of Income for the three and nine months ended September 30, 2010 and 2009.

Discontinued Operations

The Company reports properties held-for-sale and properties sold during the periods as discontinued operations. The results of operations and Statements of Operations of discontinued operations are reflected as a separate component within the accompanying Consolidated Financial Statements for all periods presented.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.           ACQUISITIONS AND DISPOSITION OF PROPERTIES AND DISCONTINUED OPERATIONS, continued

Discontinued Operations, continued

There were no properties sold during the nine months ended September 30, 2010. During 2009, the Company sold Blackman Plaza and six of the remaining Fund I investments in 24 Kroger and Safeway supermarket locations. The combined results of operations of the properties classified as discontinued operations are summarized as follows:

Statements Of Operations	Three months ended September 30,	Nine months ended September 30,
(dollars in thousands)	2009	2009

Total revenues	$120	$494
Total expenses	88	269
Operating income	32	225
Gain on sale of property	─	5,637
Income from discontinued operations	32	5,862
Income from discontinued operations attributable to noncontrolling interests in subsidiaries	(1)	(4,866)
Income from discontinued operations attributable to Common Shareholders	$31	$996

5.           INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

Core Portfolio

Brandywine Portfolio

The Company owns a 22.2% interest in an approximately one million square foot retail portfolio (the “Brandywine Portfolio”) located in Wilmington, Delaware that is accounted for under the equity method.

Crossroads

The Company owns a 49% interest in the Crossroads Joint Venture and Crossroads II (collectively, “Crossroads”), which own a 311,000 square foot shopping center located in White Plains, New York that is accounted for under the equity method.

Opportunity Funds

RCP Venture

During January of 2004, the Company along with Klaff Realty, LP (“Klaff”) and Lubert-Adler Management, Inc., formed an investment group, the RCP Venture, for the purpose of making investments in surplus or underutilized properties owned by retailers. The RCP Venture is neither a single entity nor a specific investment. Any member of this group has the option of participating, or not, in any individual investment and each individual investment has been made on a stand-alone basis through a separate limited liability company (“LLC”). These investments have been made through different investment vehicles with different affiliated and unaffiliated investors and different economics to the Company. The Company has made these investments through its subsidiaries, Mervyns I, Mervyns II and Fund II, (together the “Acadia Investors”), all on a non-recourse basis. Through September 30, 2010, the Acadia Investors have made investments in Mervyns Department Stores (“Mervyns”) and Albertson’s including additional investments in locations that are separate from these original investments (“Add-On Investments”). Additionally, they have invested in Shopko, Marsh and Rex Stores Corporation (collectively “Other RCP Investments”).

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.           INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES, continued

RCP Venture, continued

The Acadia Investors have non-controlling interests in the individual investee LLC’s as follows:

			Acadia Investors
			Ownership % in:
		Acadia Investors	Investee	Underlying
Investment	Investee LLC	Entity	LLC	entity(s)
Mervyns	KLA/Mervyn’s, L.L.C.	Mervyns I and Mervyns II	10.5%	5.8%
Mervyns Add-On investments	KLA/Mervyn’s, L.L.C.	Mervyns I and Mervyns II	10.5%	5.8%
Albertson’s	KLA A Markets, LLC	Mervyns II	18.9%	5.7%
Albertson’s Add-On investments	KLA A Markets, LLC	Mervyns II	20.0%	6.0%
Shopko	KLA-Shopko, LLC	Fund II	20.0%	2.0%
Marsh and Add-On investments	KLA Marsh, LLC	Fund II	20.0%	3.3%
Rex stores	KLAC Rex Venture, LLC	Mervyns II	13.3%	13.3%

The Company accounts for the original investments in Mervyns and Albertson’s under the equity method of accounting as the Company has the ability to exercise significant influence, but does not have financial or operating control.

The Company accounts for the Add-On Investments and Other RCP Investments under the cost method. Due to its minor ownership interest based on the size of the investments as well as the terms of the underlying operating agreements, the Company has no influence over such entities operating and financial policies.

The following table summarizes activity related to the RCP Venture investments from inception through September 30, 2010:

				Operating Partnership Share
Investment	Year Acquired	Invested Capital and Advances	Distributions	Invested Capital and Advances	Distributions
Mervyns	2004	$26,058	$45,966	$4,901	$11,251
Mervyns Add-On investments	2005/2008	6,517	1,703	1,046	283
Albertson’s	2006	20,717	65,969	4,239	13,193
Albertson’s Add-On investments	2006/2007	2,412	1,215	387	243
Shopko	2006	1,108	1,475	222	295
Marsh and Add-on investments	2006/2008	2,667	2,639	533	528
Rex Stores	2007	2,701	840	535	168
		$62,180	$119,807	$11,863	$25,961

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

Fund II Investments

Fund II had a 24.75% interest in CityPoint, a redevelopment project located in downtown Brooklyn, NY, which was accounted for under the equity method. On June 30, 2010, Fund II acquired the remaining interests in the project from its unaffiliated partner, as discussed in Note 4 and, as a result, now consolidates the CityPoint investment.

Fund III Investments

During June 2010, Fund III, together with an unaffiliated partner, invested in an entity for the purpose of providing management services to owners of self-storage properties, including the 14 locations currently owned through Fund II and Fund III.  This entity was determined to be a variable interest entity for which the Company was determined not to be the primary beneficiary.  As such, the Company accounts for this investment under the equity method.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.           INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES (continued)

Other Opportunity Fund Investments, continued

Summary of Investments in Unconsolidated Affiliates

The following combined/condensed Balance Sheets and Statements of Operations, in each period, summarize the financial information of the Company’s investments in unconsolidated affiliates.

(dollars in thousands)	September 30, 2010	December 31, 2009
Combined/Condensed Balance Sheets
Assets:
Rental property, net	$133,461	$142,690
Real estate under development	─	100,346
Investment in unconsolidated affiliates	193,421	209,407
Other assets	17,385	20,951

Total assets	$344,267	$473,394

Liabilities and partners’ equity
Mortgage note payable	$227,805	$258,685
Other liabilities	8,215	12,085
Partners’ equity	108,247	202,624

Total liabilities and partners’ equity	$344,267	$473,394
Company’s investment in and advances to unconsolidated affiliates	$16,095	$51,712
Share of distributions in excess of share of income and investments in unconsolidated affiliates	$20,802	$20,589

	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Combined/Condensed Statements of Operations
Total revenues	$7,317	$7,130	$21,787	$22,075
Operating and other expenses	2,550	2,019	7,158	6,883
Interest expense	3,392	3,480	10,107	10,332
Equity in (losses) earnings of unconsolidated affiliates	(681)	(2,263)	2,083	(36,527)
Depreciation and amortization	1,057	1,732	3,745	3,964
Loss on sale of property, net	─	─	(2,957)	(390)
Net loss	$(363)	$(2,364)	$(97)	$(36,021)

Company’s share of net income (loss)	$241	$(96)	$904	$(3,160)
Impairment Reserve	─	(3,655)	–	(3,655)
Amortization of excess investment	(98)	(97)	(294)	(291)
Company’s share of net income (loss)	$143	$(3,848)	$610	$(7,106)

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.           NOTES RECEIVABLE

At September 30, 2010, the Company’s notes receivable, net, consisted of the following:

Description	Effective interest rate	Maturity date	First Priority liens	Net carrying amount of notes receivable	Extension options
(dollars in thousands)
72nd Street	20.9%	7/2011	$185,000	$45,196	1 x 1 year
Georgetown	10.2%	11/2010	9,596	8,000	2 x 1 year
Mezzanine Loan	14.5%	12/2010	─	8,585	1 x 6 months
Zero coupon Loan	24.0%	1/2016	166,200	3,153	─
Mezzanine Loan	13.0%	9/2011	─	2,980	─
First Mortgage Loan	10.8%	9/2011	─	10,000	─
Individually less	10% to	Demand note
than 3%	17.5%	to 1/2017	106,089	9,686	─
Total				$87,600

During September 2010, one of the Company’s Georgetown, Washington D.C. mezzanine investments, which was secured by a portfolio of 18 properties, was fully liquidated. The Company received $40.0 million of principal along with $9.4 million of accrued interest.

7.         DERIVATIVE FINANCIAL INSTRUMENTS

As of September 30, 2010, the Company’s derivative financial instruments consisted of seven interest rate swaps with an aggregate notional value of $77.3 million, which fix interest at rates ranging from 0.5% to 5.1% and mature between October 2010 and November 2012. The Company also has one derivative financial instrument with a notional value of $28.9 million which caps LIBOR at 6% and matures in April 2013. The fair value of the net derivative liability of these instruments, which is included in other liabilities in the Consolidated Balance Sheets, totals $3.4 million and $3.3 million at September 30, 2010 and December 31, 2009, respectively. The notional value does not represent exposure to credit, interest rate or market risks.

These derivative instruments have been designated as cash flow hedges and hedge the future cash outflows on variable rate mortgage debt. Such instruments are reported at the fair value reflected above. As of September 30, 2010 and 2009, unrealized losses totaling $3.4 million, respectively, were reflected in accumulated other comprehensive loss.

As of September 30, 2010 and 2009, no derivatives were designated as fair value hedges, hedges of net investments in foreign operations or considered to be ineffective. Additionally, the Company does not use derivatives for trading or speculative purposes.

8.         MORTGAGE LOANS

The Company completed the following transactions related to mortgage loans and credit facilities during the nine months ended September 30, 2010:

i) During January 2010, the Company closed on a $48.0 million construction loan that bears interest at the greater of (a) LIBOR plus 400 basis points or (b) an interest rate floor of 6.50% which matures on January 12, 2012. As of September 30, 2010, $19.9 million was drawn on this facility.

ii) Extended the Fund II subscription line of credit, which is collateralized by a pledge of investors’ unfunded capital commitments, which matured on March 1, 2010, to March 1, 2011 and adjusted the interest rate from LIBOR plus 250 basis points to LIBOR plus 325 basis points.  In connection with the extension, the Company made an $8.2 million payment on the outstanding $48.2 million line of credit. The line of credit’s maximum capacity was reduced to $40.0 million.

iii) During February of 2010, the Company paid off an outstanding line of credit balance of $2.0 million, which was collateralized by a property and scheduled to mature on March 29, 2010 and terminated the line of credit.

iv) Also during February of 2010, the Company made a $15.0 million payment on an outstanding $30.0 million credit facility collateralized by six properties.

v) During May of 2010, the Company made a $17.0 million draw on the Fund III subscription line of credit. As of September 30, 2010, the total outstanding amount on this line of credit was $156.5 million.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.         MORTGAGE LOANS, continued

vi) Also during May of 2010, the Company borrowed an additional $2.0 million on an existing mortgage loan collateralized by a property.

vii) During July 2010, the Company amended and extended a $30.0 million loan, collateralized by a Fund II property located on 161st Street in the Bronx, NY. The agreement required a $1.1 million payment on the outstanding principal balance and extended the maturity date to April 1, 2013. The interest rate has been adjusted retroactively to LIBOR plus 400 basis points for the period April 1, 2010 through March 31, 2011, LIBOR plus 550 basis points for the period April 1, 2011 through March 31, 2012, and LIBOR plus 600 basis points for the period April 1, 2012 through March 31, 2013.

viii) During July of 2010, the Company closed on a $20.0 million bond financing that bears interest at a fixed rate of 7.25% that is due November 1, 2042 and has a mandatory put date of November 1, 2014.

ix) During August of 2010, the Company amended and extended the maturity date of a $25.9 million loan that was scheduled to mature during August of 2010. In connection with the release of a portion of the collateral for this loan, the Company was required to pay down the principal by $5.3 million. The amendment provided for a three year extension of the loan maturity date to August 12, 2013 with two one-year extension options.

x) Also during August of 2010, the Company completed an amendment of a $31.7 million construction loan. The servicer of this loan had previously alleged that non-monetary defaults had occurred. The amendment provides for premium-free pre-payment of the loan to the extent that the lender is not in the process of selling the loan. The servicer on behalf of the lender has agreed to dismiss all allegations of default. The loan continues to bear interest at 7.38% and has a maturity date of January 1, 2020.

xi) During September of 2010, the Company amended and extended the maturity date of a $10.5 million loan that was scheduled to mature during September 2010. The amendment required a $0.5 million principal pay down and provided for a one year extension of the loan maturity date to September 1, 2011 with one twelve month extension option and bears interest at LIBOR plus 325 basis points.

xii) During June 2009, the servicer of one of the Company’s loans alleged that a non-monetary default had occurred on a construction loan for $11.5 million collateralized by Atlantic Avenue. The servicer contends that the Company did not substantially complete the improvements in accordance with the required completion date as defined in the loan agreement and, accordingly, did not meet the requirements for the final draw. Subsequent to September 30, 2010, the Company and the servicer on behalf of the lender have reached an agreement to amend the loan. As part of the agreement, the servicer on behalf of the lender has agreed to waive all alleged events of default. The loan continues to bear interest at 7.34% and has a maturity date of January 1, 2020.

9.         CONVERTIBLE NOTES PAYABLE

In December 2006 and January 2007, the Company issued $115.0 million of convertible notes with a fixed interest rate of 3.75% due 2026 (the “Convertible Notes”). The Convertible Notes were issued at par and require interest payments semi-annually in arrears on June 15th and December 15th of each year. The Convertible Notes are unsecured obligations and rank equally with all other unsecured and unsubordinated indebtedness. The Convertible Notes have an effective interest rate of 6.03% giving effect to the accounting treatment required by ASC Topic 470-20 “Debt with Conversion and Other Options”. Holders of the Convertible Notes may require the Company to repurchase the Convertible Notes at par on December 20, 2011, December 15, 2016 and December 15, 2021. The Company deems that the Convertible Notes will mature on December 20, 2011.

The carrying amount of the equity component included in additional paid-in capital totaled $1.3 million at September 30, 2010 and $2.1 million at December 31, 2009. The additional non-cash interest expense recognized in the Consolidated Statements of Income was $0.3 million and $0.2 million for the three months ended September 30, 2010 and 2009, respectively and $0.8 million and $1.0 million for the nine months ended September 30, 2010 and 2009, respectively. The Convertible Notes if-converted value does not exceed its principal amount as of September 30, 2010 and there are no derivative transactions that were entered into in connection with the issuance of the Convertible Notes.

Through September 30, 2010, the Company has purchased $65.0 million in face amount of its Convertible Notes at an average discount of approximately 19%. The outstanding Convertible Notes face amount as of September 30, 2010 was $50.0 million.

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

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2010:

(dollars in thousands)	Level 1	Level 2	Level 3
Liabilities
Derivative financial instruments (Note 7)	$—	$3,427	$—

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

The Company has determined the estimated fair values of the following financial instruments by discounting future cash flows utilizing a discount rate equivalent to the rate at which similar financial instruments would be originated at the reporting date:

	September 30, 2010		December 31, 2009
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(dollars in thousands)	Amount	Value	Amount	Value

Notes Receivable and Preferred Equity Investments	$87,600	$87,592	$125,221	$126,403

Mortgage Notes Payable and Convertible Notes Payable	$832,151	$844,718	$780,197	$751,043

11.         RELATED PARTY TRANSACTIONS

During February 2010, Klaff converted all 250,000 of its Restricted Common OP Units into 250,000 Common Shares.

The Company earns asset management, leasing, disposition, development and construction fees for providing services to an existing portfolio of retail properties and/or leasehold interests in which Klaff has an interest. Fees earned by the Company in connection with this portfolio were $0.1 million and $0.04 million for the three months ended September 30, 2010 and 2009, respectively, and $0.2 million and $0.3 million for the nine months ended September 30, 2010 and 2009, respectively.

The Company earned property management fees, legal and leasing fees from the Brandywine portfolio totaling $0.2 million and $0.1 million for the three months ended September 30, 2010 and September 30, 2009, respectively, and $0.6 million and $0.5 million for the nine months ended September 30, 2010 and 2009, respectively.

Lee Wielansky, the Lead Trustee of the Company, was paid a consulting fee of $25,000 for each of the three months ended September 30, 2010 and 2009, and $75,000 for each of the nine months ended September 30, 2010 and 2009.

12.         SEGMENT REPORTING

The Company has five reportable segments: Core Portfolio, Opportunity Funds, Self-Storage Portfolio, Notes Receivable and Other.  “Notes Receivable” consists of the Company’s notes receivable and preferred equity investment and related interest income.  “Other” consists primarily of management fees and interest income. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates property performance primarily based on net operating income before depreciation, amortization and certain nonrecurring items. Investments in the Core Portfolio are typically held long-term. Given the contemplated finite life of the Opportunity Funds, these investments are typically held for shorter terms. Fees earned by the Company as the general partner/member of the Opportunity Funds are eliminated in the Company’s consolidated financial statements. The following tables set forth certain segment information for the Company, reclassified for discontinued operations, as of and for the three and nine months ended September 30, 2010 and 2009 (does not include unconsolidated affiliates):

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.         SEGMENT REPORTING (continued)
Three Months Ended September 30, 2010
(dollars in thousands)	Core Portfolio	Opportunity Funds	Self- Storage Portfolio	Notes Receivable		Other		Amounts Eliminated in Consolidation		Total
Revenues	$15,243	$11,782	$6,703		$5,206		$5,441		$(5,114)	$39,261
Property operating expenses and real estate taxes	4,617	3,841	3,942		─		─		(374)	12,026
Other expenses	5,910	3,266	19		─		─		(3,878)	5,317
Income before depreciation and amortization	$4,716	$4,675	$2,742		$5,206		$5,441		$(862)	$21,918
Depreciation and amortization	$4,342	$4,547	$1,591	$	─	$	─		$(139)	$10,341
Interest and other finance expense	$4,307	$3,381	$1,141	$	─	$	─	$	─	$8,829
Real estate at cost	$480,137	$695,870	$209,956	$	─	$	─		$(12,869)	$1,373,094
Total assets	$593,151	$736,523	$195,044		$87,600	$	─		$(121,570)	$1,490,748
Investment in real estate	$1,194	$23,090	$187	$	─	$	─		$(853)	$23,618
Reconciliation to net income and net income attributable to Common Shareholders
Net property income before depreciation and amortization										$21,918
Other interest income										175
Depreciation and amortization										(10,341)
Equity in earnings of unconsolidated affiliates										143
Interest and other finance expense										(8,829)
Income tax provision										(785)
Net income										2,281
Net loss attributable to noncontrolling interests										2,836
Net income attributable to Common Shareholders										$5,117

Three Months Ended September 30, 2009
(dollars in thousands)	Core Portfolio	Opportunity Funds	Self- Storage Portfolio	Notes Receivable		Other		Amounts Eliminated in Consolidation		Total
Revenues	$19,449	$11,697	$2,581		$4,908		$5,218		$(4,958)	$38,895
Property operating expenses and real estate taxes	4,640	4,047	2,585	─		─			(301)	10,971
Other expenses	5,875	2,551	─	─		─			(3,147)	5,279
Income (loss) before depreciation and amortization	$8,934	$5,099	$(4)		$4,908		$5,218		$(1,510)	$22,645
Depreciation and amortization	$4,975	$4,509	$1,110	$	─	$	─		$(217)	$10,377
Interest and other finance expense	$4,505	$2,022	$1,802	$	─	$	─	$	─	$8,329
Real estate at cost	$473,667	$521,380	$208,219	$	─	$	─		$(10,760)	$1,192,506
Total assets	$566,669	$612,775	$199,194		$120,001	$	─		$(101,272)	$1,397,367
Investment in real estate	$1,101	$5,393	$1,566	$	─	$	─		$(2,951)	$5,109
Reconciliation to net income and net income attributable to Common Shareholders
Net property income before depreciation and amortization	$22,645
Other interest income	161
Depreciation and amortization	(10,377)
Equity in (losses) of unconsolidated affiliates	(193)
Impairment of investment in unconsolidated affiliate	(3,655)
Interest and other finance expense	(8,329)
Gain on debt extinguishment	11
Income tax provision	273
Income from discontinued operations	32
Net income	568
Net loss attributable to noncontrolling interests	6,739
Net income attributable to Common Shareholders	$7,307

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12.         SEGMENT REPORTING (continued)
Nine Months Ended September 30, 2010
(dollars in thousands)	Core Portfolio	Opportunity Funds	Self- Storage Portfolio	Notes Receivable		Other		Amounts Eliminated in Consolidation		Total
Revenues	$46,038	$35,266	$16,016		$15,437		$15,431		$(14,268)	$113,920
Property operating expenses and real estate taxes	13,890	12,412	10,101	─		─			(1,088)	35,315
Other expenses	16,972	10,159	53	─		─			(11,329)	15,855
Income before depreciation and amortization	$15,176	$12,695	$5,862		$15,437		$15,431		$(1,851)	$62,750
Depreciation and amortization	$12,217	$12,808	$3,904	$	─	$	─		$(383)	$28,546
Interest and other finance expense	$12,900	$9,770	$3,257	$	─	$	─	$	─	$25,927
Real estate at cost	$480,137	$695,870	$209,956	$	─	$	─		$(12,869)	$1,373,094
Total assets	$593,151	$736,523	$195,044		$87,600	$	─		$(121,570)	$1,490,748
Investment in real estate	$2,756	$58,318	$1,300	$	─	$	─		$(1,822)	$60,552
Reconciliation to net income and net income attributable to Common Shareholders
Net property income before depreciation and amortization	$62,750
Other interest income	462
Depreciation and amortization	(28,546)
Equity in earnings of unconsolidated affiliates	610
Interest and other finance expense	(25,927)
Income tax provision	(1,869)
Gain on bargain purchase	33,805
Net income	41,285
Net (income) attributable to noncontrolling interests	(18,240)
Net income attributable to Common Shareholders	$23,045

Nine Months Ended September 30, 2009
(dollars in thousands)	Core Portfolio	Opportunity Funds	Self- Storage Portfolio	Notes Receivable		Other		Amounts Eliminated in Consolidation		Total
Revenues	$53,863	$31,986	$6,696		$14,867		$18,651		$(17,137)	$108,926
Property operating expenses and real estate taxes	15,526	11,191	7,342	─		─			(789)	33,270
Other expenses	18,327	12,609	─		1,734	─			(11,877)	20,793
Income (loss) before depreciation and amortization	$20,010	$8,186	$(646)		$13,133		$18,651		$(4,471)	$54,863
Depreciation and amortization	$13,191	$12,202	$3,257	$	─	$	─		$(1,238)	$27,412
Interest and other finance expense	$14,387	$5,304	$4,091	$	─	$	─	$	─	$23,782
Real estate at cost	$473,667	$521,380	$208,219	$	─	$	─		$(10,760)	$1,192,506
Total assets	$566,669	$612,775	$199,194		$120,001	$	─		$(101,272)	$1,397,367
Investment in real estate	$2,303	$103,435	$10,457	$	─	$	─		$(3,282)	$112,913
Reconciliation to net income and net income attributable to Common Shareholders
Net property income before depreciation and amortization	$54,863
Other interest income	373
Depreciation and amortization	(27,412)
Equity in (losses) of unconsolidated affiliates	(3,451)
Impairment of investment in unconsolidated affiliate	(3,655)
Interest and other finance expense	(23,782)
Gain on debt extinguishment	7,057
Income tax provision	(1,349)
Gain on sale of property	5,637
Income from discontinued operations	225
Net income	8,506
Net loss attributable to noncontrolling interests	16,235
Net income attributable to Common Shareholders	$24,741

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.         LONG-TERM INCENTIVE COMPENSATION

LONG-TERM INCENTIVE COMPENSATION

The Company maintains two share incentive plans, the 2003 Share Incentive Plan and the 2006 Share Incentive Plan (collectively the “Share Incentive Plans”).

On March 1, 2010 and March 10, 2010, the Company issued 265,517 LTIP Units and 1,462 Restricted Shares to officers of the Company and 15,011 Restricted Shares and 1,411 LTIP Units to employees of the Company.  Vesting with respect to these awards is recognized ratably over the five annual anniversaries following the issuance date.  Vesting on 23% of the awards issued to officers are also generally subject to achieving certain Company performance measures.

These awards were measured at their fair value as if they were vested on the grant date.  Fair value was established as the market price of the Company’s Common Shares as of the close of trading on the day preceding the grant date.

The total value of the above Restricted Shares and LTIP Units as of the grant date was $4.7 million.  Compensation expense of $0.2 million and $0.7 million has been recognized in the accompanying financial statements related to these awards for the three month and nine months ended September 30, 2010, respectively.

Total long-term incentive compensation expense, including the expense related to the above-mentioned plans, was $0.9 million and $0.8 million for the three months ended September 30, 2010 and 2009, respectively and $2.9 million for each nine month period ended September 30, 2010 and 2009.

On May 10, 2010, the Company issued 4,180 unrestricted Common Shares to Trustees of the Company in connection with Trustee fees.  The Company also issued 8,000 Restricted Shares to Trustees, which vest over three years with 33% vesting on each of the three anniversaries following the issuance date. The Restricted Shares do not carry voting rights or other rights of Common Shares until vesting and may not be transferred, assigned or pledged until the recipients have a vested non-forfeitable right to such shares. Dividends are not paid currently on unvested Restricted Shares, but are paid cumulatively, from the issuance date through the applicable vesting date of such Restricted Shares vesting. Trustee fee expense of $0.1 million has been recognized for the nine months ended September 30, 2010 related to these unrestricted Common Shares and Restricted Shares.

In 2009, the Company adopted the Long Term Investment Alignment Program (the “Program”) pursuant to which the Company may award units primarily to senior executives which would entitle them to receive up to 25% of any future Fund III Promote when and if such Promote is ultimately realized. As of September 30, 2010, the Company has awarded units representing 61% of the Program, which were determined to have no value at issuance or as of September 30, 2010.  In accordance with ASC Topic 718, “Compensation - Stock Compensation,” compensation relating to these awards will be recorded based on the change in the estimated fair value at each reporting period.

14.         SUBSEQUENT EVENTS

During October 2010, the Company paid down $14.0 million on an outstanding line of credit secured by six Core Portfolio properties. The outstanding balance after the payment is $1.0 million.

During October 2010, the Company closed on a $50.0 million loan collateralized by the Cortlandt Town Center. The loan bears interest at LIBOR plus 190 basis points and matures on October 26, 2015. There is an additional $25.0 million available on this loan which bears interest at LIBOR plus 230 basis points. The proceeds were used to repay the existing $46.6 million mortgage note payable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is based on the consolidated financial statements of the Company as of September 30, 2010 and 2009 and for the three and nine months then ended. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

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

OVERVIEW

As of September 30, 2010, we operated 78 properties, which we own or have an ownership interest in, within our Core Portfolio or within our three Opportunity Funds. These 78 properties consist of commercial properties, primarily neighborhood and community shopping centers, self-storage and mixed-use properties with a retail component. The properties we operate are located primarily in the Northeast, Mid-Atlantic and Midwestern regions of the United States. Our Core Portfolio consists of those properties either 100% owned, or partially owned through joint venture interests, by the Operating Partnership, or subsidiaries thereof, not including those properties owned through our Opportunity Funds. Excluding two properties under redevelopment, there are 32 properties in our Core Portfolio totaling approximately 4.8 million square feet. Fund I has 20 properties comprising approximately 0.9 million square feet. Fund II has 10 properties, seven of which (representing 1.2 million square feet) are currently operating, one is under construction, and two are in the design phase. Three of the properties also include self-storage facilities. We expect the Fund II portfolio will have approximately 2.0 million square feet upon completion of all current construction and anticipated redevelopment activities. Fund III has 14 properties totaling approximately 1.8 million square feet, of which 11 locations representing 0.9 million net rentable square feet are self-storage facilities. The majority of our operating income is derived from rental revenues from these 78 properties, including recoveries from tenants, offset by operating and overhead expenses. As our RCP Venture invests in operating companies, we consider these investments to be private-equity style, as opposed to real estate, investments.  Since these are not generally traditional investments in operating rental real estate but investments in operating businesses, the Operating Partnership principally invests in these through a taxable REIT subsidiary (“TRS”).

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

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2010 (“2010”) to the three months ended September 30, 2009 (“2009”)

Revenues	2010				2009
(dollars in millions)	Core Portfolio	Opportunity Funds	Storage Portfolio	Notes Receivable and Other	Core Portfolio	Opportunity Funds	Storage Portfolio	Notes Receivable and Other

Rental income	$12.2	$9.7	$6.2	$—	$13.8	$9.9	$2.2	$—
Mortgage interest income	—	—	—	5.2	—	—	—	4.9
Expense reimbursements	3.0	1.9	—	—	3.1	1.8	—	—
Lease termination income	—	—	—	—	2.5	—	—	—
Management fee income (1)	—	—	—	0.4	—	—	—	0.3
Other	0.1	—	0.6	—	—	—	0.3	—
Total revenues	$15.3	$11.6	$6.8	$5.6	$19.4	$11.7	$2.5	$5.2

(1) Includes fees earned by us as general partner/managing member of the Opportunity Funds that are eliminated in consolidation and adjusts the loss (income) attributable to noncontrolling interests. The balance reflected in the table represents third party fees that are not eliminated in consolidation.  Reference is made to Note 12 to the Notes to  Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q for an overview of our five reportable segments.

The decrease in rental income in the Core Portfolio is primarily attributable to the write-off of a lease intangible liability in connection with a lease terminated during 2009 at 3rd Avenue.  The increase in rental income in the Storage Portfolio relates to the full amortization of acquired lease intangible costs during 2009, increased occupancy in the Storage Portfolio as well as the Company’s discontinued practice of reporting the Storage Portfolio one month in arrears which was based on the historical unavailability of timely financial information.  Based on improvements in the Storage Portfolio accounting systems, the Company reports this activity on a current basis. Accordingly, the three months ended September 30, 2010 reflects four months of storage activity while the three months ended September 30, 2009 reflects three months of storage activity (“Storage Portfolio Activity”).

Lease termination income of $2.5 million in the Core Portfolio for 2009 related to termination fee income received from a former tenant at Absecon Marketplace.

Operating Expenses	2010				2009
(dollars in millions)	Core Portfolio	Opportunity Funds	Storage Portfolio	Notes Receivable and Other	Core Portfolio	Opportunity Funds	Storage Portfolio	Notes Receivable and Other

Property operating	$2.3	$2.3	$3.0	$(0.4)	$2.1	$2.5	$2.1	$(0.3)
Real estate taxes	2.4	1.5	0.9	—	2.5	1.5	0.6	—
General and administrative	5.9	3.3	—	(3.9)	5.9	2.5	—	(3.2)
Depreciation and amortization	4.3	4.4	1.6	—	5.0	4.3	1.1	—
Other expense	—	—	—	—	—	0.1	—	—
Total operating expenses	$14.9	$11.5	$5.5	$(4.3)	$15.5	$10.9	$3.8	$(3.5)

The increase in operating expenses in the Storage Portfolio primarily related to the Storage Portfolio Activity.

The increase in general and administrative expense in the Opportunity Funds related to a 2010 increase in Promote expense for Fund I and Mervyns I.  The decrease in general and administrative expense in Other related to the elimination of this Promote expense for consolidated financial statement presentation purposes.

Depreciation and amortization expense in the Core Portfolio decreased as a result of the write-off of lease intangible costs in connection with a terminated lease.

Other	2010				2009
(dollars in millions)	Core Portfolio	Opportunity Funds	Storage Portfolio	Notes Receivable and Other	Core Portfolio	Opportunity Funds	Storage Portfolio	Notes Receivable and Other

Other interest income	$—	$—	$—	$0.2	$—	$—	$—	$0.2
Equity in earnings (losses) of unconsolidated affiliates	0.2	0.4	(0.4)	—	—	(0.2)	—	—
Impairment of investment in unconsolidated affiliate	—	—	—	—	—	(3.7)	—	—
Interest and other finance expense	(4.3)	(3.4)	(1.1)	—	(4.5)	(2.0)	(1.8)	—
Income tax provision	(0.9)	—	0.2	—	0.3	—	—	—
(Income) loss attributable to noncontrolling interests in subsidiaries - Continuing operations	(0.1)	2.3	—	0.6	(0.1)	6.2	0.2	0.4

The $3.7 million impairment of investment in unconsolidated affiliate in 2009 related to a Fund I unconsolidated investment.

Interest expense in the Opportunity Funds increased $1.4 million in 2010. This was the result of an increase of $0.7 million due to higher average interest rates in 2010, $0.3 million increase attributable to higher outstanding borrowings in 2010 and $0.4 million of lower capitalized interest in 2010.  Interest expense in the Storage Portfolio decreased $0.7 million in 2010 as a result of lower average interest rates in 2010.

The variance in the income tax provision in the Core Portfolio primarily related to income taxes at the TRS level.

(Income) loss attributable to noncontrolling interests in subsidiaries – Continuing operations primarily represents the noncontrolling interests’ share of all the Opportunity Funds variances discussed above.

Comparison of the nine months ended September 30, 2010 (“2010”) to the nine months ended September 30, 2009 (“2009”)

Revenues	2010				2009
(dollars in millions)	Core Portfolio	Opportunity Funds	Storage Portfolio	Notes Receivable and Other	Core Portfolio	Opportunity Funds	Storage Portfolio	Notes Receivable and Other

Rental income	$36.3	$28.7	$14.7	$—	$39.0	$26.5	$5.8	$—
Mortgage interest income	—	—	—	15.4	—	—	—	14.9
Expense reimbursements	9.5	6.3	—	—	10.3	5.0	—	—
Lease termination income	0.1	—	—	—	2.7	—	—	—
Management fee income (1)	—	—	—	1.2	—	—	—	1.5
Other	0.2	0.2	1.3	—	1.8	0.5	0.9	—
Total revenues	$46.1	$35.2	$16.0	$16.6	$53.8	$32.0	$6.7	$16.4

(1)
 Includes fees earned by us as general partner/managing member of the Opportunity Funds that are eliminated in consolidation and adjusts the loss (income) attributable to noncontrolling interests. The balance reflected in the table represents third party fees that are not eliminated in consolidation.  Reference is made to Note 12 to the Notes to  Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q for an overview of our five reportable segments.

The decrease in rental income in the Core Portfolio was primarily attributable to tenant vacancies and the write-off of a lease intangible liability in connection with a lease terminated during 2009 at Third Avenue.  The increase in rental income in the Opportunity Funds primarily related to additional rents following the acquisition of Cortlandt Towne Center (“2009 Fund Acquisition”) of $0.9 million and additional rents at Fordham Place and Pelham Manor for leases that commenced in 2009 (“Fordham and Pelham”).  The increase in rental income in the Storage Portfolio relates to the full amortization of acquired lease intangible costs during 2009, increased occupancy in the Storage Portfolio as well as the Storage Portfolio Activity.

Expense reimbursements in the Opportunity Funds increased for both real estate taxes and common area maintenance as a result of the 2009 Fund Acquisition and Fordham and Pelham.

Lease termination income in the Core Portfolio for 2009 related to a termination fee income received from a former tenant at Absecon Marketplace.

Other in the Core Portfolio in 2009 included $1.7 million resulting from a forfeited sales contract deposit in 2009.

Operating Expenses	2010				2009
(dollars in millions)	Core Portfolio	Opportunity Funds	Storage Portfolio	Notes Receivable and Other	Core Portfolio	Opportunity Funds	Storage Portfolio	Notes Receivable and Other

Property operating	$7.1	$7.7	$8.0	$(1.1)	$8.5	$7.4	$5.9	$(0.8)
Real estate taxes	6.8	4.6	2.2	—	7.0	3.8	1.5	—
General and administrative	17.0	10.2	—	(11.3)	18.3	10.1	—	(11.9)
Depreciation and amortization	12.2	12.4	3.9	—	13.2	11.0	3.2	—
Other expense	—	—	—	—	—	2.5	—	1.7
Total operating expenses	$43.1	$34.9	$14.1	$(12.4)	$47.0	$34.8	$10.6	$(11.0)

The decrease in property operating expenses in the Core Portfolio was primarily attributable to a decrease in tenant receivable reserves in 2010.  The increase in property operating expenses in the Storage Portfolio primarily related to higher operating costs in 2010 following increased occupancy, additional tenant receivable reserves in 2010 and the Storage Portfolio Activity.

The increase in real estate taxes in the Opportunity Funds was primarily attributable to the 2009 Fund Acquisition as well as Fordham and Pelham.  The increase in real estate taxes in the Storage Portfolio was attributable to the Storage Portfolio Activity.

The decrease in general and administrative expense in the Core Portfolio was primarily attributable to reduced compensation expense following staff reductions in 2009.

Depreciation and amortization expense in the Core Portfolio decreased as a result of the write-off of lease intangible costs in connection with a terminated lease.  Depreciation expense and amortization expense increased $1.4 million in the Opportunity Funds due to the 2009 Fund Acquisition.  Depreciation and amortization expense in the Storage Portfolio increased $0.7 million as a result of two self storage properties placed in service during the second quarter 2009.

The $2.5 million in Other expense related to the abandonment of project costs in 2009 based on our determination that we most likely would not participate in a specific future development project.  In addition, Other expense included a reserve for notes receivable of $1.7 million in 2009 due to the loss of an anchor tenant at the underlying collateral property.

Other	2010				2009
(dollars in millions)	Core Portfolio	Opportunity Funds	Storage Portfolio	Notes Receivable and Other	Core Portfolio	Opportunity Funds	Storage Portfolio	Notes Receivable and Other

Other interest income	$—	$—	$—	$0.5	$—	$—	$—	$0.4
Equity in earnings (losses) of unconsolidated affiliates	0.5	0.6	(0.5)	—	0.4	(3.8)	—	—
Impairment of investment in unconsolidated affiliates	—	—	—	—	—	(3.7)	—	—
Interest and other finance expense	(12.9)	(9.8)	(3.3)	—	(14.4)	(5.3)	(4.1)	—
Gain on bargain purchase	—	33.8	—	—	—	—	—	—
Gain on debt extinguishment	—	—	—	—	7.1	—	—	—
Income tax provision	(2.0)	(0.1)	0.2	—	(1.3)	(0.1)	—	—
Income from discontinued operations	—	—	—	—	—	—	—	5.8
(Income) loss attributable to noncontrolling interests in subsidiaries - Continuing operations	(0.3)	(19.2)	0.1	1.2	(0.4)	19.1	0.4	2.0
(Income) loss attributable to noncontrolling interests in subsidiaries - Discontinued operations	—	—	—	—	—	—	—	(4.9)

Equity in earnings (losses) of unconsolidated affiliates in the Opportunity Funds increased primarily as a result of our pro-rata share of losses from Mervyns in 2009.

The $3.7 million impairment of investment in unconsolidated affiliate in 2009 related to a Fund I unconsolidated investment.

Total interest expense in the Core Portfolio decreased $1.5 million in 2010.  This was the result of a $2.0 million decrease attributable to lower average outstanding borrowings in 2010 offset by a $0.5 million increase attributable to higher average interest rates in 2010. Interest expense in the Opportunity Funds increased $4.5 million in 2010. This was the result of an increase of $2.3 million due to higher average interest rates in 2010, $1.3 million of lower capitalized interest in 2010 and an increase of $0.9 million due to higher average outstanding borrowings in 2010.  Interest expense in the Storage Portfolio decreased $0.8 million in 2010.  This was primarily attributable to a $1.3 million decrease due to lower average interest rates in 2010 offset by an increase of $0.2 million due to higher average outstanding borrowings in 2010 and $0.3 million of lower capitalized interest in 2010.

The $33.8 million gain on bargain purchase was attributable to Fund II’s purchase of CUIP’s membership interest in CityPoint in 2010. Reference is made to Note 4 to the Notes to  Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q for an overview of the CityPoint acquisition.

The gain on extinguishment of debt of $7.1 million was attributable to the purchase of our convertible debt at a discount in 2009.

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

The reconciliation of net income to FFO for the three and nine months ended September 30, 2010 and 2009 is as follows:

	Three months ended September 30,		Nine months ended September 30,
(dollars in millions, except per share amounts)	2010	2009	2010	2009
Funds From Operations
Net income attributable to Common Shareholders	$5.1	$7.3	$23.0	$24.7
Depreciation of real estate and amortization of leasing costs (net of noncontrolling interests’ share)
Consolidated affiliates	5.0	5.5	13.8	14.3
Unconsolidated affiliates	0.3	0.5	1.2	1.2
Gain on sale (net of noncontrolling interests’ share)
Consolidated affiliates	─	─	─	(0.9)
Unconsolidated affiliates	─	─	─	─
Income attributable to noncontrolling interests’ in Operating Partnership	0.1	0.1	0.3	0.3
Funds from operations	$10.5	$13.4	$38.3	$39.6

Funds From Operations per Share - Diluted
Weighted average number of Common Shares and OP Units	40.9	40.6	40.8	38.3

Diluted funds from operations, per share	$0.26	$0.33	$0.94	$1.03

USES OF LIQUIDITY

Our principal uses of liquidity are (i) distributions to our shareholders and OP unit holders, (ii) investments which include the funding of our capital committed to the Opportunity Funds and property acquisitions and redevelopment/re-tenanting activities within our Core Portfolio, and (iii) debt service and loan repayments, including the repurchase of our Convertible Notes.

Distributions

In order to qualify as a REIT for Federal income tax purposes, we must currently distribute at least 90% of our taxable income to our shareholders. For the three and nine months ended September 30, 2010, we paid dividends and distributions on our Common Shares and Common OP Units totaling $7.4 million and $22.2 million, respectively.

Investments

Fund I and Mervyns I

During 2001, we formed a partnership, Fund I, and in 2004 formed a limited liability company, Mervyns I, with four institutional investors with $90.0 million, in the aggregate, of committed discretionary capital. Fund I and Mervyns I have returned all invested capital and accumulated preferred return thus triggering our Promote in all future Fund I and Mervyns I earnings and distributions. As of September 30, 2010, $86.6 million has been invested in Fund I and Mervyns I, of which the Operating Partnership contributed $19.2 million.

As of September 30, 2010, Fund I currently owned, or had ownership interests in, 20 assets comprising approximately 0.9 million square feet as follows:

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

Fund II and Mervyns II

During 2004, we, along with the investors from Fund I as well as two additional institutional investors, formed Fund II, and Mervyns II with $300.0 million, in the aggregate, of committed discretionary capital. To date, Fund II’s primary investment focus has been in the New York Urban/Infill Redevelopment Initiative and the Retailer Controlled Property Venture. As of September 30, 2010, $249.6 million has been invested in Fund II, of which the Operating Partnership contributed $49.9 million.

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

To date, Fund II has invested in nine New York Urban Infill Redevelopment construction projects, eight of which were made through Acadia P/A, as follows:

					Redevelopment (dollars in millions)
					Anticipated	Estimated	Square
			Year	Costs	additional	construction	feet upon
Property		Location	acquired	to date	costs	completion	completion
Liberty Avenue	(1)	Queens	2005	$15.4	$—	Completed	125,000
216th Street		Manhattan	2005	27.7	—	Completed	60,000
Fordham Place		Bronx	2004	123.6	9.8	Completed	276,000
Pelham Manor Shopping Center	(1)	Westchester	2004	59.1	4.9	Completed	320,000
161st Street	(2),(3)	Bronx	2005	61.1	4.5	—	230,000
Atlantic Avenue	(4)	Brooklyn	2007	21.8	0.3	Completed	110,000
Canarsie Plaza		Brooklyn	2007	67.6	20.0	1st half 2011	275,000
CityPoint	(1),(2)	Brooklyn	2007	78.4	121.6	—	550,000
Sherman Plaza	(2)	Manhattan	2005	33.1	—	—	—

Total				$487.8	$161.1		1,946,000

Notes:
   (1)  Acadia P/A acquired a ground lease interest at this property.
   (2)  To be determined
   (3)  Currently operating but redevelopment activities have commenced.
   (4)  P/A is not a partner in this project.

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

Fund III

During 2007, we formed Fund III with 14 institutional investors, including all of the investors from Fund I and a majority of the investors from Fund II with $502.5 million of committed discretionary capital. As of September 30, 2010, $96.5 million has been invested in Fund III, of which the Operating Partnership contributed $19.2 million.

New York Urban Infill Redevelopment Initiative

Fund III has invested in one New York Urban/Infill Redevelopment and one Urban/Infill Redevelopment in Westport, Connecticut as follows:

					Anticipated	Estimated	Square
			Year	Costs	additional	construction	feet upon
Property		Location	acquired	to date	costs	completion	completion
Sheepshead Bay	(1)	Brooklyn, NY	2007	$22.8	$—	—	-
125 Main Street		Westport, CT	2007	18.7	6.7	2nd half 2011	26,000
Total				$41.5	$6.7		26,000

Notes:
(1)	To be determined

Other Fund III Investments

During February 2008, Acadia, through Fund III, and in conjunction with an unaffiliated partner, Storage Post, acquired a portfolio of eleven self-storage properties from Storage Post’s institutional investors for approximately $174.0 million. The properties are located throughout New York and New Jersey.

During January 2009, Fund III purchased Cortlandt Towne Center for $78.0 million. The property is a 642,000 square foot shopping center located in Westchester County, NY, a trade area with high barriers to entry for regional and national retailers.

Core Portfolio Property Redevelopment and Expansion

Our Core Portfolio redevelopment program focuses on selecting well-located neighborhood and community shopping centers and creating significant value through re-tenanting and property redevelopment. We currently have two properties in the early stages of redevelopment, Ledgewood Mall and Third Avenue.

Share Repurchase

We have an existing share repurchase program that authorizes management, at its discretion, to repurchase up to $20.0 million of our outstanding Common Shares. The program may be discontinued or extended at any time and there is no assurance that we will purchase the full amount authorized. Under this program we have repurchased 2.1 million Common Shares, none of which were repurchased after December 2001. As of September 30, 2010, management may cause the Company to repurchase up to approximately $7.5 million of our outstanding Common Shares under this program.

SOURCES OF LIQUIDITY

We intend on using Fund III, as well as new funds that we may establish in the future, as the primary vehicles for our future acquisitions, including investments in the RCP Venture and New York Urban/Infill Redevelopment Initiative. Additional sources of capital for funding property acquisitions, redevelopment, expansion, re-tenanting and RCP Venture investments, are expected to be obtained primarily from (i) the issuance of public equity or debt instruments, (ii) cash on hand and cash flow from operating activities, (iii) additional property debt financings, (iv) noncontrolling interests’ unfunded capital commitments of $325.2 million for Fund III, and (v) future sales of existing properties.

During 2010, Fund II received capital contributions of $26.3 million to fund redevelopment projects and pay down the line of credit of Fund II.

As of September 30, 2010, we had approximately $104.9 million of additional capacity under existing debt facilities and cash and cash equivalents on hand of $110.7 million.

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

Notes Receivable and Preferred Equity Investment

Reference is made to Note 6 to the Notes to Consolidated Financial Statements in Part 1, Item 1 in this Form 10-Q for an overview of our notes receivable and preferred equity investment. During 2010, the following payments were received on these investements:

During April 2010, we received a $2.1 million first mortgage loan payment.

During September 2010, one of our Georgetown, Washington D.C. mezzanine investments, which was secured by a portfolio of 18 properties, was fully liquidated. We received $40.0 million of principal along with $9.4 million of accrued interest.

Financing and Debt

At September 30, 2010, mortgage and convertible notes payable aggregated $832.2 million, net of unamortized premium of $0.1 million and unamortized discount of $1.3 million, and were collateralized by 29 properties and related tenant leases. Interest rates on our outstanding mortgage indebtedness and convertible notes payable ranged from 0.74% to 7.38% with maturities that ranged from October 2010 to November 2032. Taking into consideration $77.3 million of notional principal under variable to fixed-rate swap agreements currently in effect, $452.8 million of the portfolio, or 54.4%, was fixed at a 5.66% weighted average interest rate and $379.4 million, or 45.6% was floating at a 3.44% weighted average interest rate. There is $25.5 million of debt maturing in 2010 at weighted average interest rates of 1.66%.  Of this amount, $0.7 million represents scheduled annual amortization.  The loans relating to $24.8 million of the 2010 maturities provide for extension options, which we believe we will be able to exercise.  If we are unable to extend these loans, we believe we will be able to repay this debt with existing liquidity.  As it relates to maturities after 2010, we may not have sufficient cash on hand to repay such indebtedness, we may have to refinance this indebtedness or select other alternatives based on market conditions at that time.

Reference is made to Note 8 in the Notes to Consolidated Financial Statements in Part 1, Item 1 in this Form 10-Q for an overview of transactions related to mortgage loans, bond financing and credit facilities during the nine months ended September 30, 2010.

The following table sets forth certain information pertaining to our secured credit facilities:

(dollars in millions) Borrower		Total amount of credit facility	Amount borrowed as of December 31, 2009	Net borrowings (repayments) during the nine months ended September 30, 2010	Amount borrowed as of September 30, 2010	Letters of credit outstanding as of September 30, 2010	Amount available under credit facilities as of September 30, 2010
Acadia Realty, LP	(1)	$64.5	$30.0	$(15.0)	$15.0	$8.6	$40.9
Acadia Realty, LP		—	2.0	(2.0)	—	—	—
Fund II	(2)	40.0	48.2	(8.2)	40.0	—	—
Fund III		221.0	139.5	17.0	156.5	0.5	64.0
Total		$325.5	$219.7	$(8.2)	$211.5	$9.1	$104.9

Notes:
(1)   During October 2010, we paid down $14.0 million on an outstanding line of credit secured by six Core Portfolio properties. The outstanding balance after the payment is $1.0 million.
(2) During March of 2010, this facility’s maturity date was extended from March 1, 2010 to March 1, 2011 and the interest rate was adjusted from LIBOR plus 250 basis points to LIBOR plus 325 basis points.  In connection with the extension, we made an $8.2 million payment on the outstanding $48.2 million line of credit.

The following table summarizes the Company’s mortgage and other secured indebtedness as of September 30, 2010 and December 31, 2009:

(dollars in millions)
Description of Debt and Collateral	September 30, 2010	December 31, 2009	Interest Rate at September 30, 2010	Maturity	Payment Terms
Mortgage notes payable – variable-rate
161st Street	$28.9	$30.0	4.26% (LIBOR +4.00%)	4/1/2013	Interest only monthly.
Liberty Avenue	10.0	10.4	3.51% (LIBOR +3.25%)	9/1/2011	Interest only monthly.
Tarrytown Shopping Center	9.8	9.8	1.91% (LIBOR +1.65%)	10/30/2010	Interest only monthly.
Fordham Place	86.0	86.0	Greater of 1.5%+3.5% or 5.00% (LIBOR +3.5%)	10/4/2011	Interest only monthly.
Branch Shopping Plaza	14.0	14.2	1.56% (LIBOR +1.30%)	12/1/2011	Monthly principal and interest.
Village Commons Shopping Center	9.3	9.5	1.66% (LIBOR +1.40%)	6/29/2012	Monthly principal and interest.
Cortlandt Towne Center	46.6	44.9	4.26% (LIBOR +4.00%)	7/29/2012	Monthly principal and interest.
Canarsie Plaza	19.9	─	Greater of 6.50% or 4.26% (LIBOR +4.00%)	1/12/2012	Interest only monthly.
CityPoint	20.7	─	2.76% (LIBOR +2.50%)	8/12/2013	Interest only monthly.
Sub-total mortgage notes payable	245.2	204.8

Secured credit facilities – variable-rate:
Six Core Portfolio properties	15.0	30.0	1.51% (LIBOR +1.25%)	12/1/2010	Annual principal and monthly interest.
Fund II unfunded investor capital commitments	40.0	48.3	3.51% (LIBOR +3.25%)	3/1/2011	Interest only monthly.
Fund III unfunded investor capital commitments	156.5	139.4	0.74% (Commercial Paper +0.50%)	10/9/2011	Interest only monthly.
Ledgewood Mall	─	2.0	1.51% (LIBOR +1.25%)	─	─
Sub-total secured credit facilities	211.5	219.7

Interest rate swaps (1)	(77.3)	(83.4)
Total variable-rate debt	379.4	341.1

Mortgage notes payable – fixed-rate
Five Self-Storage properties	41.5	41.5	5.30%	3/16/2011	Interest only monthly.
Chestnut Hill	9.3	9.5	5.45%	6/11/2013	Monthly principal and interest.
Clark Diversey	4.7	4.8	6.35%	7/1/2014	Monthly principal and interest.
New Loudon Center	14.2	14.3	5.64%	9/6/2014	Monthly principal and interest.
Crescent Plaza	17.6	17.6	4.98%	9/6/2015	Monthly principal and interest.
Pacesetter Park Shopping Center	12.2	12.3	5.12%	11/6/2015	Monthly principal and interest.
Elmwood Park Shopping Center	34.3	34.6	5.53%	1/1/2016	Monthly principal and interest.
The Gateway Shopping Center	20.5	20.5	5.44%	3/1/2016	Interest only monthly.
Walnut Hill Plaza	23.5	23.5	6.06%	10/1/2016	Interest only monthly until 10/11; monthly principal and interest thereafter.
239 Greenwich Avenue	26.0	26.0	5.42%	2/11/2017	Interest only monthly.
Merrillville Plaza	26.2	26.2	5.88%	8/1/2017	Interest only monthly until 7/12 monthly principal and interest thereafter.
216th Street	25.5	25.5	5.80%	10/1/2017	Interest only monthly.
CityPoint	20.0	─	7.25%	11/1/2014	Interest only quarterly.
Pelham Manor Shopping Plaza	31.6	31.7	7.38%	1/1/2020	Monthly principal and interest.
Atlantic Avenue	11.5	11.5	7.34%	1/1/2020	Interest only upon drawdown on construction loan until 1/15 monthly principal and interest thereafter.
A&P Shopping Plaza	8.1	8.2	6.40%	11/1/2032	Monthly principal and interest.
Interest rate swaps (1)	77.3	83.4	5.77%
Total fixed-rate debt	404.0	391.1
Unamortized premium	0.1	0.1
Total	$783.5	$732.3

  (1) Represents the amount of the Company's variable-rate debt that has been fixed through certain cash flow hedge transactions. (Note 7).

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

At September 30, 2010, maturities on our mortgage notes ranged from October 2010 to November 2032. In addition, we have non-cancelable ground leases at six of our shopping centers. We also lease space for our corporate headquarters for a term expiring in 2015. The following table summarizes our debt maturities and obligations under non-cancelable operating leases as of September 30, 2010:

(dollars in millions)	Payments due by period
Contractual obligation	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years

Future debt maturities	$833.4	$119.2	$445.0	$58.9	$210.3
Interest obligations on debt	136.1	34.6	42.9	30.3	28.3
Operating lease obligations	108.0	4.5	11.5	9.5	82.5
Construction commitments(1)	26.9	26.9	─	─	─
Total	$1,104.4	$185.2	$499.4	$98.7	$321.1
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

Reference is made to Note 5 in the Notes to Consolidated Financial Statements in Part 1, Item 1 in this Form 10-Q for a discussion of our unconsolidated investments. Our pro-rata share of unconsolidated debt related to these investments is as follows:

(dollars in millions)
Investment	Pro-rata share of mortgage debt Operating Partnership	Interest rate at September 30, 2010	Maturity Date
Crossroads	$30.2	5.37%	December 2014
Brandywine	36.9	5.99%	July 2016
Total	$67.1

In addition, we have arranged for the provision of three separate letters of credit in connection with certain leases and investments. As of September 30, 2010, there were no outstanding balances under any of the letters of credit. If the letters of credit were fully drawn, the combined maximum amount of our exposure would be $9.1 million.

HISTORICAL CASH FLOW

The following table compares the historical cash flow for the nine months ended September 30, 2010 (“2010”) with the cash flow for the nine months ended September 30, 2009 (“2009”)

	Nine months ended September 30,
(dollars in millions)	2010	2009	Change

Net cash provided by operating activities	$22.6	$39.1	$(16.5)
Net cash used in investing activities	(23.1)	(110.4)	87.3
Net cash provided by financing activities	17.4	102.4	(85.0)
Total	$16.9	$31.1	$(14.2)

A discussion of the significant changes in cash flow for 2010 versus 2009 is as follows:

The $16.5 million decrease in net cash provided by operating activities was primarily attributable to cash used during 2010 to fund an escrow account with the proceeds from the CityPoint bond financing and less cash provided from redemptions of auction rate securities during 2010 as all remaining auction rate securities were fully redeemed in 2009. These decreases were partially offset by an increase in 2010 accounts payable and accrued expenses.

The decrease of $87.3 million in net cash used in investing activities resulted primarily from a $61.6 million reduction in expenditures for real estate, development and tenant installations in 2010 and an additional $33.2 million in collections of notes receivable during 2010. These decreases in 2010 cash used were partially offset by $9.5 million of proceeds from property sales received during 2009.

The $85.0 million decrease in net cash provided by financing activities was attributable to $196.2 million of additional cash provided by borrowings during 2009 and proceeds from the 2009 stock offering of $65.2 million, net of costs. These 2010 cash decreases were offset by the following: (i) $116.7 million of additional cash used for the repayments of mortgage notes during 2009, (ii) $46.7 million of cash used for the purchase of convertible notes during 2009, and (iii) $13.9 million of additional contributions from noncontrolling interests during 2010.

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

Currently, we manage our exposure to fluctuations in interest rates primarily through the use of fixed-rate debt and interest rate swap agreements. As of September 30, 2010, we had total mortgage debt and convertible notes payable of $832.2 million, net of unamortized premium of $0.1 million and unamortized discount of $1.3 million, of which $452.8 million or 54.4% was fixed-rate, inclusive of interest rate swaps, and $379.4 million, or 45.6% was variable-rate based upon LIBOR or commercial paper rates plus certain spreads. As of September 30, 2010, we were a party to seven interest rate swap transactions and one interest rate cap to hedge our exposure to changes in interest rates with respect to $77.3 million of LIBOR-based variable-rate debt.

Of our total consolidated outstanding debt, $25.5 million and $400.6 million will become due in 2010 and 2011, respectively. As we intend on refinancing some or all of such debt at the then-existing market interest rates, which may be greater than the current interest rate, our interest expense would increase by approximately $4.3 million annually if the interest rate on the refinanced debt increased by 100 basis points. After giving effect to noncontrolling interests, the Company’s share of this increase would be $1.5 million.

Interest expense on our consolidated variable-rate debt, net of variable to fixed-rate swap agreements currently in effect, as of September 30, 2010 would increase by $3.8 million annually if LIBOR increased by 100 basis points. After giving effect to noncontrolling interests, the Company’s share of this increase would be $0.6 million. We may seek additional variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, we would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.

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

ACADIA REALTY TRUST

November 8, 2010	/s/ Kenneth F. Bernstein Kenneth F. Bernstein President and Chief Executive Officer (Principal Executive Officer)

November 8, 2010	/s/ Michael Nelsen Michael Nelsen Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Description
3.1	Declaration of Trust of the Company, as amended (1)
3.2	Fourth Amendment to Declaration of Trust (2)
3.3	Amended and Restated By-Laws of the Company (3)
3.4	Fifth Amendment to Declaration of Trust (9)
3.5	First Amendment the Amended and Restated Bylaws of the Company (9)
4.1	Voting Trust Agreement between the Company and Yale University dated February 27, 2002 (4)

10.18
Consolidated, Amended and Restated Term Loan Agreement among Acadia-PA East Fordham Acquisitions, LLC, and Fordham Place Office LLC as borrower and The lenders Party Hereto as lenders and Eurohypo AG, New York Branch as Administrative Agent; Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing made by Acadia-PA East Fordham Acquisitions, LLC, and Fordham Place Office LLC in favor of Eurohypo AG, New York Branch as Administrative Agent; Replacement Note between Acadia-PA East Fordham Acquisitions, LLC, and Fordham Place Office LLC and Amalgamated Bank; Replacement Note between Acadia-PA East Fordham Acquisitions, LLC, and Fordham Place Office LLC and Deutsche Genossenschafts – Hypothekenbank AG; Replacement Note between Acadia-PA East Fordham Acquisitions, LLC, and Fordham Place Office LLC and Eurohypo AG, New York Branch; and Replacement Note between Acadia-PA East Fordham Acquisitions, LLC, and Fordham Place Office LLC and TD Bank. All dated November 4, 2009. (5)

10.29
Loan Agreement between New York City Capital Resource Corporation (the “Issuer”) and Albee Retail Development LLC (the “Company”), Copy of the Promissory Note from the Company to the Issuer and The Bank of New York Mellon, as trustee (the “Trustee”), Indenture of Trust (the “Indenture”) between the Issuer and the Trustee, Mortgage and Security Agreement and Assignment of Leases and Rents (Acquisition Loan) from the Company to the Trustee, Mortgage and Security Agreement and Assignment of Leases and Rents (Building Loan) from the Company to the Trustee, Mortgage and Security Agreement and Assignment of Leases and Rents (Indirect Loan) from the Company to the Trustee, Building Loan Agreement among the Issuer, the Trustee and the Company, Pledge and Security Agreement from the Company to the Trustee, Bond Guarantee Agreement from the Company and Acadia Strategic Opportunity Fund II LLC (the “Parent”) to the Trustee, Project Completion Guarantee Agreement from the Company and the Parent to the Trustee, all dated as of July 1, 2010 (5)

10.30	Amended and Restated Note Agreement made by Albee Development LLC in favor of Bank of America, N.A., dated August 19, 2010 (5)
10.31	Third Loan Extension and Modification Agreement by and among Acadia-P/A 161ST Street, LLC (Borrower), Acadia-P/A Holdings Company, LLC (Guarantor) and Bank of America, N.A., dated July 9, 2010 (5)
10.32
Fourth Amendment to Project Loan Agreement and Amendment of Certain Other Loan Documents by and between P/A-Acadia Pelham Manor, LLC and U.S. Bank National Association, Not Individually but Solely as Trustee for the Maiden Lane Commercial Mortgage-Backed Securities Trust 2008-1 dated August 26, 2010 (5)

10.35	Second Mortgage Modification Agreement by and between Acadia-P/A Liberty LLC and PNC Bank, National Association dated September 17, 2010 (5)
10.53	Loan Agreement between RD Elmwood Associates, L.P. and Bear Stearns Commercial Finance Mortgage, Inc. dated December 9, 2005 (5)
10.61	Loan Agreement between 239 Greenwich Associates Limited Partnership and Wachovia Bank, National Association dated January 25, 2007. (5)
10.63	Loan Agreement between Acadia Merrillville Realty, L.P. and Bear Stearns Commercial Mortgage, Inc dated July 2, 2007. (5)
10.67	Acquisition and Project Loan agreement between Acadia – PA East Fordham Acquisitions, LLC and Eurohypo AG, New York Branch dated October 5, 2007 (5)
10.69	Revolving credit agreement between Acadia Strategic Opportunity Fund III, LLC. and Bank of America, N.A. dated October 10, 2007 (5)
10.70	Mortgage Consolidation and Modification Agreement between Acadia Tarrytown LLC and Anglo Irish Bank Corporation, PLC dated October 30, 2007 (5)
10.71	Project Loan Agreement between P/A – Acadia Pelham Manor, LLC and Bear Stearns Commercial Mortgage, Inc. dated December 10, 2007 (5)
10.72	Building Loan Agreement P/A – Acadia Pelham Manor, LLC and Bear Stearns Commercial Mortgage, Inc. dated December 10, 2007 (5)
10.73	Project Loan Agreement between Acadia Atlantic Avenue, LLC and Bear Stearns Commercial Mortgage, Inc. dated December 26, 2007 (5)
10.74	Building Loan Agreement between Acadia Atlantic Avenue, LLC and Bear Stearns Commercial Mortgage, Inc. dated December 26, 2007 (5)

31.1	Certification of Chief Executive Officer pursuant to rule 13a–14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (5)
31.2	Certification of Chief Financial Officer pursuant to rule 13a–14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (5)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)
99.1	Amended and Restated Agreement of Limited Partnership of the Operating Partnership (6)
99.2	First and Second Amendments to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership (6)
99.3	Third Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership (7)
99.4	Fourth Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership (7)
99.5	Certificate of Designation of Series A Preferred Operating Partnership Units of Limited Partnership Interest of Acadia Realty Limited Partnership (8)
99.6	Certificate of Designation of Series B Preferred Operating Partnership Units of Limited Partnership Interest of Acadia Realty Limited Partnership (7)

Notes:
(1)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal Year ended December 31, 1994
(2)	Incorporated by reference to the copy thereof filed as an Exhibit to Company’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 1998
(3)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2005.
(4)	Incorporated by reference to the copy thereof filed as an Exhibit to Yale University’s Schedule 13D filed on September 25, 2002
(5)	Filed herewith.
(6)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Registration Statement on Form S-3 filed on March 3, 2000
(7)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2003
(8)	Incorporated by reference to the copy thereof filed as an Exhibit to Company’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 1997
(9)	Incorporated by reference to the copy thereof filed as an Exhibit to Company’s Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2009