Form 10-K
period 2010-12-31
ACADIA REALTY TRUST
filed 2011-02-28
CIK 899629

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
Large Accelerated Filer ☐ Accelerated Filer ☒ Non-accelerated Filer ☐ Smaller Reporting Company ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)
YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $685.6 million, based on a price of $17.08 per share, the average sales price for the registrant’s common shares of beneficial interest on the New York Stock Exchange on that date.

The number of shares of the registrant’s common shares of beneficial interest outstanding on February 28, 2011 was 40,320,306.

DOCUMENTS INCORPORATED BY REFERENCE

Part III – Portions of the registrant’s definitive proxy statement relating to its 2011 Annual Meeting of Shareholders presently scheduled to be held May 10, 2011 to be filed pursuant to Regulation 14A.

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

PART I

ITEM 1. BUSINESS.

GENERAL

Acadia Realty Trust (the “Trust”) was formed on March 4, 1993 as a Maryland real estate investment trust (“REIT”). All references to “Acadia,” “we,” “us,” “our,” and “Company” refer to the Trust and its consolidated subsidiaries. We are a fully integrated, self-managed and self-administered equity REIT focused primarily on the ownership, acquisition, redevelopment and management of retail properties, including neighborhood and community shopping centers and mixed-use properties with retail components. We currently operate 79 properties, which we own or have an ownership interest in. These assets are located primarily in the Northeast, Mid-Atlantic and Midwestern regions of the United States and, in total, comprise approximately eight million square feet. We also have private equity investments in other retail real estate related opportunities including investments for which we provide operational support to the operating ventures in which we have a minority equity interest.

All of our investments are held by, and all of our operations are conducted through, Acadia Realty Limited Partnership (the “Operating Partnership”) and entities in which the Operating Partnership owns a controlling interest. As of December 31, 2010, the Trust controlled 99% of the Operating Partnership as the sole general partner. As the general partner, the Trust is entitled to share, in proportion to its percentage interest, in the cash distributions and profits and losses of the Operating Partnership. The limited partners generally represent entities or individuals which contributed their interests in certain assets or entities to the Operating Partnership in exchange for common or preferred units of limited partnership interest (“Common OP Units” or “Preferred OP Units”, respectively, and collectively, “OP Units”). Limited partners holding Common OP Units are generally entitled to exchange their units on a one-for-one basis for our common shares of beneficial interest (“Common Shares”). This structure is referred to as an umbrella partnership REIT or “UPREIT”.

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

–

Generate external growth through an opportunistic yet disciplined acquisition program. We target transactions with high inherent opportunity for the creation of additional value through redevelopment and leasing and/or transactions requiring creative capital structuring to facilitate the transactions. These transactions may include other types of commercial real estate besides those which we currently invest in through our Core Portfolio. These may also include joint ventures with private equity investors for the purpose of making investments in operating retailers with significant embedded value in their real estate assets.

Investment Strategy — External Growth through Opportunistic Acquisition Platforms

The requirements that acquisitions be accretive on a long-term basis based on our cost of capital, as well as increase the overall portfolio quality and value, are core to our acquisition program. As such, we constantly evaluate the blended cost of equity and debt and adjust the amount of acquisition activity to align the level of investment activity with capital flows. We may also engage in discussions with public and private entities regarding business combinations. In addition to our direct investments in real estate assets, we have also capitalized on our expertise in the acquisition, redevelopment, leasing and management of retail real estate by establishing discretionary opportunity funds in which we earn, in addition to a pro-rata return based on our equity interest and carried interest (“Promote”), fees and priority distributions for our services. To date, we have launched three opportunity funds (“Opportunity Funds”), Acadia Strategic Opportunity Fund, LP (“Fund I”), Acadia Strategic Opportunity Fund II, LLC (“Fund II”) and Acadia Strategic Opportunity Fund III, LLC (“Fund III”). Due to the level of our control, we consolidate these Opportunity Funds for financial reporting purposes.

Fund I
During September of 2001, we and four of our institutional shareholders formed Fund I, and during August of 2004 formed a limited liability company, Acadia Mervyn Investors I, LLC (“Mervyns I”), in which the investors, including the Operating Partnership, committed a total of $90.0 million for the purpose of acquiring real estate assets. The Operating Partnership is the general partner or managing member with a 22.2% interest. In addition to a pro-rata return on its invested equity, the Operating Partnership is entitled to a Promote based upon certain investment return thresholds. Cash flow was distributed pro-rata to the partners (including the Operating Partnership) until they earned a 9% cumulative return (“Preferred Return”) and of all capital contributions were returned.

Fund I investors have received a return of all of their capital invested in Fund I and Mervyns I and their Preferred Return. Accordingly, all cash flow is now distributed 20% to the Operating Partnership as a Promote and 80% to the partners (including the Operating Partnership). The Operating Partnership also earns fees and/or priority distributions for asset management services equal to 1.5% of the allocated invested equity, as well as for property management, leasing, legal and construction services. All such fees and priority distributions are reflected as a reduction in the noncontrolling interest share in income from Opportunity Funds in the Consolidated Financial Statements beginning on page F-1 of this Form 10-K.

As of December 31, 2010, there were 20 assets comprising approximately 0.9 million square feet remaining in Fund I in which the Operating Partnership’s interest in cash flow and income is 37.8% as a result of the Promote.

Fund II

Following our success with Fund I, during June of 2004 we formed a second, larger Opportunity Fund, Fund II, and during August of 2004, formed Acadia Mervyn Investors II, LLC (“Mervyns II”), with the investors from Fund I as well as two additional institutional investors, whereby the investors, including the Operating Partnership, committed capital totaling $300.0 million. The Operating Partnership is the managing member with a 20% interest in Fund II and Mervyns II and can invest the committed equity on a discretionary basis within the parameters defined in the Fund II and Mervyns II operating agreements. The terms and structure of Fund II and Mervyns II are substantially the same as Fund I and Mervyns I with the exception that the Preferred Return is 8%. As of December 31, 2010, $265.2 million of Fund II’s and Mervyns II’s capital was invested and the balance of $34.8 million is expected to be utilized to complete development activities for existing Fund II investments.

Given the market conditions for commercial real estate at the time Fund II was formed, we channeled our acquisition efforts through Fund II in two opportunistic strategies described below – the New York Urban/Infill Redevelopment Initiative and the Retailer Controlled Property Venture, which are more fully described below.

New York Urban/Infill Redevelopment Initiative

During September of 2004, through Fund II, we launched our New York Urban/Infill Redevelopment Initiative. We believe that retailers continue to recognize that many of the nation’s urban markets are underserved from a retail standpoint, and we have capitalized on this situation by investing in redevelopment projects in dense urban areas where retail tenant demand has effectively surpassed the supply of available sites. During 2004, Fund II, together with an unaffiliated partner, P/A Associates, LLC (“P/A”), formed Acadia-P/A Holding Company, LLC (“Acadia-P/A”) for the purpose of acquiring, constructing, developing, owning, operating, leasing and managing certain retail or mixed-use real estate properties in the New York City metropolitan area. P/A agreed to invest 10% of required capital up to a maximum of $2.2 million and Fund II, the managing member, agreed to invest the balance to acquire assets in which Acadia-P/A agreed to invest. See Item 7 of this Form 10-K for further information on the Acadia-P/A Joint Venture as detailed in “Liquidity and Capital Resources – New York Urban/Infill Redevelopment Initiative.” To date, Fund II has invested in nine projects, eight of which are in conjunction with P/A, as discussed further in “—PROPERTY ACQUISITIONS– New York Urban/Infill Redevelopment Initiative” below in this Item 1.

Retailer Controlled Property Venture (the “RCP Venture”)

During 2004, through Funds I and II or affiliates thereof, we entered into an association, known as the RCP Venture, with Klaff Realty, L.P. (“Klaff”) and Lubert-Adler Management, Inc. (“Lubert-Adler”) for the purpose of making investments in surplus or underutilized properties owned by retailers. The RCP Venture is neither a single entity nor a specific investment. Any member of this group has the option of participating, or not, in any individual investment and each individual investment has been made on a stand-alone basis through a separate limited liability company. These investments have been made through different investment vehicles with different affiliated and unaffiliated investors and different economics to us. The initial size of the RCP Venture was expected to be approximately $300.0 million in equity, of which our share would be $60.0 million. Based on the investment opportunities, the size of the RCP Venture could be and was expanded. Mervyns I and II and Fund II have invested a total of $62.2 million in the RCP Venture to date on a non-recourse basis. Investments under the RCP Venture are structured as separate joint ventures as there may be other investors participating in certain investments in addition to Klaff, Lubert-Adler and us. While we are not required to invest any additional capital into any of these investments, should additional capital be required and we elect not to contribute our share, our proportionate share in the investment will be reduced. Cash flow from any RCP Venture investment is distributed to the participants until they have received a 10% cumulative return on and a full return of all capital contributions. Thereafter, remaining cash flow is distributed 20% to Klaff (“Klaff’s Promote”) and 80% to the partners (including Klaff). As the participants have received a return of all of their capital invested and their unpaid cumulative return, all cash flow is now distributed 20% to Klaff as Klaff’s Promote and then 80% to the partners. The Operating Partnership may also earn market-rate fees for property management, leasing and construction services on behalf of the RCP Venture. While we are primarily a passive partner in the investments made through the RCP Venture, historically we have provided our services in reviewing potential acquisitions and operating and redevelopment assistance in areas where we have both a presence and expertise. We continue to seek to invest opportunistically with the RCP Venture primarily in any of the following four ways:

–	Invest in operating retailers to control their real estate through private equity joint ventures

–	Work with financially healthy retailers to create value from their surplus real estate

–	Acquire properties, designation rights or other control of real estate or leases associated with retailers in bankruptcy

–	Complete sale-leasebacks with retailers in need of capital

Our RCP Venture investments are further discussed in “—PROPERTY ACQUISITIONS – RCP Venture” below in this Item 1.

Fund III

Following the success of Fund I and the full commitment of Fund II, Fund III was formed during 2007, with fourteen institutional investors, including a majority of the investors from Fund I and Fund II, whereby the investors, including the Operating Partnership, committed capital totaling $502.5 million. The Operating Partnership’s share of the committed capital is $100.0 million and it is the sole managing member with a 19.9% interest in Fund III and can invest the committed equity on a discretionary basis within the parameters defined in the Fund III operating agreement. The terms and structure of Fund III are substantially the same as Fund I and Fund II with the exception that the Preferred Return is 6%. As of December 31, 2010, $96.5 million of Fund III’s capital was invested. To date, Fund III has invested in 15 projects as discussed further in “—PROPERTY ACQUISITIONS” below in this Item 1.

Notes Receivable, Preferred Equity and Other Real Estate Related Investments

We may also invest in notes receivable, preferred equity investments, other real estate interests and other investments. As of December 31, 2010, our notes receivable investments aggregated $89.2 million, and were collateralized by either the properties (either first or second mortgage liens) or the borrower’s ownership interest in the properties. In addition, certain notes receivable are personally guaranteed by principals of the borrowers. Interest rates on our notes receivable, mezzanine loan investments and preferred equity investment, ranged from 10% to 24% with maturities that range from demand notes to January 2017.

Capital Strategy — Balance Sheet Focus and Access to Capital

Our primary capital objective is to maintain a strong and flexible balance sheet through conservative financial practices, including moderate leverage levels, while ensuring access to sufficient capital to fund future growth. We intend to continue financing acquisitions and property redevelopment with sources of capital determined by management to be the most appropriate based on, among other factors, availability in the current capital markets, pricing and other commercial and financial terms. The sources of capital may include the issuance of public equity, unsecured debt, mortgage and construction loans, and other capital alternatives including the issuance of OP Units. We manage our interest rate risk primarily through the use of fixed rate debt and, where we use variable rate debt, we use certain derivative instruments, including London Interbank Offered Rate (“LIBOR”) swap agreements and interest rate caps as discussed further in Item 7A of this Form 10-K.

During April 2009, we issued 5.75 million Common Shares and generated net proceeds of approximately $65.0 million. The proceeds were primarily used to purchase a portion of our outstanding convertible notes payable as discussed below and pay down existing lines of credit.

During December of 2006 and January of 2007, we issued $115.0 million of 3.75% unsecured Convertible Notes (the “Notes”). See Note 9 to our Consolidated Financial Statements, which begin on page F-1 of this Form 10-K for a discussion of the terms and conditions of the Notes. The $112.1 million in proceeds, net of related costs, were used to retire variable rate debt, provide for future Opportunity Fund capital commitments and for general working capital purposes. Through December 31, 2010, we purchased $65.2 million in principal amount of the Notes, all at an average discount of approximately 19%.

Operating Strategy — Experienced Management Team with Proven Track Record

Our senior management team has decades of experience in the real estate industry. We believe our management team has demonstrated the ability to create value through anchor recycling, property redevelopment and strategic non-core dispositions. We have capitalized on our expertise in the acquisition, redevelopment, leasing and management of retail real estate by establishing joint ventures, such as the Opportunity Funds, in which we earn, in addition to a return on our equity interest and Promote, fees and priority distributions. In connection with these joint ventures we have launched several successful acquisition platforms including our New York Urban/Infill Redevelopment Initiative and RCP Venture.

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

We typically hold our Core Portfolio properties for long-term investment. As such, we continuously review the existing portfolio and implement programs to renovate and modernize targeted centers to enhance the property’s market position. This in turn strengthens the competitive position of the leasing program to attract and retain quality tenants, increasing cash flow and consequently property value. We also periodically identify certain properties for disposition and redeploy the capital to existing centers or acquisitions with greater potential for capital appreciation. Our Core Portfolio consists primarily of neighborhood and community shopping centers, which are generally dominant centers in high barrier-to-entry supply constrained markets and are principally anchored by supermarkets and necessity-based retailers. We believe these attributes enable our properties to better withstand the current post recessionary period.

During 2010, 2009 and 2008 we sold two non-core properties and redeployed capital to acquire one retail property as further discussed in “—ASSET SALES AND CAPITAL/ASSET RECYCLING” below in this Item 1.

PROPERTY ACQUISITIONS

RCP Venture

Mervyns Department Stores

In September 2004, we made our first RCP Venture investment. Through Mervyns I and Mervyns II, we invested in a consortium to acquire Mervyns consisting of 262 stores (“REALCO”) and its retail operation (“OPCO”) from Target Corporation. Our share of this investment was $23.2 million. Subsequent to the initial acquisition of Mervyns, we made additional investments of $2.9 million. To date, REALCO has disposed of a significant portion of the portfolio. In addition, during November 2007, we sold our interest in, and as a result, have no further investment in OPCO. Through December 31, 2010, we have received distributions from this investment totaling $46.0 million.

Through December 31, 2010, we, through Mervyns I and Mervyns II, made additional investments in locations that are separate from these original investments (“Add-On Investments”) in Mervyns totaling $6.5 million and have received distributions totaling $1.7 million.

Albertson’s

During June of 2006, the RCP Venture made its second investment as part of an investment consortium, acquiring Albertson’s and Cub Foods, of which our share was $20.7 million. Through December 31, 2010, we have received distributions from this investment totaling $77.1 million, including $11.4 million received in 2010.

Through December 31, 2010, we, through Mervyns II, made Add-On Investments in Albertson’s totaling $2.4 million and received distributions totaling $1.2 million.

Other RCP Investments

Through December 31, 2010, we, through Fund II, made investments of $1.1 million in Shopko, $0.7 million in Marsh, and $2.0 million in Add-On Investments in Marsh. As of December 31, 2010, we have received distributions totaling $1.7 million from our Shopko investment and $2.6 million from our Marsh and Marsh Add-On Investments.

During July of 2007, the RCP Venture acquired a portfolio of 87 retail properties from Rex Stores Corporation (“Rex”), in which we invested through Mervyns II. Our share of this investment was $2.7 million. As of December 31, 2010, we have received distributions from Rex totaling $0.8 million.

The following table summarizes the RCP Venture investments from inception through December 31, 2010, and the Operating Partnership’s share of this activity:

(dollars in millions)					Operating Partnership Share
Investor	Investment	Year acquired	Invested Capital	Distributions	Invested Capital	Distributions

Mervyns I and Mervyns II	Mervyns	2004	$26.1	$46.0	$4.9	$11.3
Mervyns I and Mervyns II	Mervyns Add-On Investments	2005/2008	6.5	1.7	1.1	0.3
Mervyns II	Albertson’s	2006	20.7	77.1	4.2	15.4
Mervyns II	Albertson’s Add-On Investments	2006/2007	2.4	1.2	0.4	0.2
Fund II	Shopko	2006	1.1	1.7	0.2	0.3
Fund II	Marsh	2006	2.7	2.6	0.5	0.5
Mervyns II	Rex	2007	2.7	0.8	0.5	0.2

Total			$62.2	$131.1	$11.8	$28.2

New York Urban/Infill Redevelopment Initiative

As of December 31, 2010, we had ten New York Urban/Infill Redevelopment Initiative projects. Construction is substantially complete at seven of the projects, one is under construction and two are in the design phase as follows:

Construction Substantially Complete

Fordham Place — During September of 2004, Acadia-P/A purchased 400 East Fordham Road, Bronx, New York. Construction of a 119,000 square foot retail component and 157,000 square foot office tower are complete. The retail component is 100% occupied and the office component is 30% occupied. Acadia-P/A’s total cost of the project was approximately $134.0 million.

Pelham Manor Shopping Plaza — During October of 2004, Acadia-P/A entered into a 95-year, inclusive of extension options, ground lease to redevelop a 16-acre site in Pelham Manor, Westchester County, New York. We demolished the existing industrial and warehouse buildings, and completed construction of a 229,000 square foot community retail center and a 90,000 square foot self-storage facility at a total cost of approximately $64.0 million. Home Depot was originally slated to anchor the project, but announced its decision to curtail plans for expansion. As part of our lease termination agreement with Home Depot, we purchased the building that Home Depot had constructed on the site for $10.0 million, representing approximately half of their cost of construction. The retail center is currently 91% leased and anchored by a BJ’s Wholesale Club.

216th Street — During December of 2005, Acadia-P/A acquired a parking garage located at 10th Avenue and 216th Street in the Inwood section of Manhattan. During 2007, we completed the construction of a 60,000 square foot office building and we relocated an agency of the City of New York (“NYC”), which was a tenant at another of our New York Urban/Infill Redevelopment Initiative projects, to this location. Acadia-P/A’s total cost for the project, which also includes a 100-space rooftop parking deck, was approximately $28.0 million.

Liberty Avenue — During December of 2005, Acadia-P/A acquired the remaining 40-year term of a leasehold interest in land located at Liberty Avenue and 98th Street in Ozone Park (Queens), New York. Construction of approximately 30,000 square feet of retail anchored by a CVS drug store and a 98,500 square foot self-storage facility is complete and Acadia-P/A’s total cost of the redevelopment was approximately $15.0 million.

161st Street — During August of 2005, Acadia-P/A purchased 244-268 161st Street located in the Bronx, New York for $49.3 million. The redevelopment plan for this currently 83% occupied, 10-story office building, is to recapture and convert street level office space into retail. Additional redevelopment costs to Acadia-P/A are anticipated to be approximately $17.4 million.

Atlantic Avenue — During May of 2007, we, through Fund II and in partnership with Post Management, LLC (“Storage Post”), acquired a property on Atlantic Avenue in Brooklyn, New York. Storage Post is our unaffiliated partner in our self-storage portfolio (see below) and at two of our other New York Urban/Infill Redevelopment Initiative projects with a self-storage component. During 2009, we completed construction of the 110,000 square feet, six-story storage facility and commenced operations. The total cost of the project was approximately $22.0 million.

Canarsie — During October of 2007, Acadia-P/A acquired a 530,000 square foot warehouse building in Canarsie, Brooklyn for approximately $21.0 million. The development included the construction of a 279,000 square foot mixed-use project consisting of retail and office. The total cost of the redevelopment, including acquisition costs, was approximately $90.0 million. We had executed a lease with Home Depot to anchor the project. However, during 2008, Home Depot terminated their lease and paid us a fee of $24.5 million. Construction was substantially complete in November 2010 and the property is 85% leased. The project is anchored by BJ’s Wholesale Club and the New York City Police Department.

Under Construction

CityPoint — During June of 2007, Acadia-P/A and an unaffiliated joint venture partner, California Urban Investment Partners, LLC (“CUIP”) purchased the leasehold interests in The Gallery at Fulton Street in downtown Brooklyn for approximately $115.0 million, with an option to purchase the fee position, which is owned by the City of New York, at a later date. On June 30, 2010, Acadia-P/A acquired all of CUIP’s interest in CityPoint for a total consideration of $9.2 million and the assumption of CUIP’s share of debt of $19.6 million. The development will proceed in three phases. Construction has commenced on Phase 1, a four-story retail building of approximately 50,000 square feet. Phase 2 will consist of approximately 500,000 square feet of additional retail. Phase 2 is also expected to contain an affordable and market-rate residential component. Phase 3 is anticipated to be a stand-alone mixed use, but primarily residential building, of approximately 700,000 square feet.

In Design

Sherman Plaza — During April of 2005, Acadia-P/A acquired 4650 Broadway located in the Washington Heights/Inwood section of Manhattan. The property, which was occupied by NYC and a commercial parking garage, was acquired for a purchase price of

$25.0 million. During 2007 we relocated NYC to Acadia-P/A’s 216th Street redevelopment as discussed above and closed the parking garage. We are currently reviewing various alternatives to redevelop the site to include retail and office components.

Sheepshead Bay — During November of 2007, Fund III acquired a property in Sheepshead Bay, Brooklyn for approximately $20.0 million. The project is currently in the design phase and we have demolished one of two buildings on the existing site and expect to develop a multi-level community shopping center.

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

Other Investments

In addition to the RCP Venture, the New York Urban/Infill and Self-Storage Portfolio investments as discussed above, through Fund III, we have also acquired the following:

During February 2011, Fund III, in a joint venture with an unaffiliated partner, acquired a 64,600 square foot single tenant retail property located in Silver Springs, Maryland, for approximately $9.8 million.

During February 2011, Fund III, in a joint venture with an unaffiliated partner, acquired a three property portfolio (the “Portfolio”) for an aggregate purchase price of $51.9 million with $20.6 million of in-place mortgage financing assumed at closing. The Portfolio consists of three street-retail properties, aggregating 61,000 square feet, and is located in South Miami Beach, Florida.

During December 2010, Fund III, in a joint venture with an unaffiliated partner, purchased the White City Shopping Center for $56.0 million. The operating property is a 255,000 square foot shopping center located in Shrewsbury, MA.

During June 2010, Fund III, in a joint venture with an unaffiliated partner, invested in an entity formed for the purpose of providing management services to owners of self-storage properties, including the 14 locations currently owned through Fund II and Fund III. To date, Fund III has invested $2.1 million in this entity.

During January 2009, we purchased Cortlandt Towne Center for $78.0 million. The operating property is a 641,000 square foot shopping center located in Westchester County, New York.

During November 2007, we acquired 125 Main Street, Westport, Connecticut for approximately $17.0 million. Redevelopment efforts have commenced, at an estimated cost of $8.4 million, with the execution of a lease with Gap Inc. to anchor the property. Gap is anticipated to open in the second half of 2011.

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

Notes Receivable, Preferred Equity and Other Real Estate Related Investments

During December 2009, the Operating Partnership made a loan for $8.6 million which bears interest at 14.5% and matures on June 30, 2011.

During June 2008, the Operating Partnership made a $40.0 million preferred equity investment in a portfolio of 18 properties located primarily in Georgetown, Washington D.C. The portfolio consists of 306,000 square feet of principally retail space. During September 2010, this investment was fully liquidated. The Operating Partnership received $40.0 million of invested capital along with $9.4 million of accrued preferred return. The Operating Partnership has an additional Georgetown loan receivable of $8.0 million, collateralized by a 5 property portfolio.

During July 2008, the Operating Partnership made a $34.0 million mezzanine loan, which is collateralized by an interest in a mixed-use retail and residential development at 72nd Street and Broadway on the Upper West Side of Manhattan.

During September 2008, Fund III made a $10.0 million first mortgage loan, which is collateralized by land located on Long Island, New York.

The following table sets forth our notes receivable investments as of December 31, 2010:

					Weighted Averages

Notes Receivable (dollars in thousands)								Underlying third-party first mortgage loan
				Stated Interest rate	Effective interest rate (1)		Extension options (years)
Investment	Principal	Accrued interest	Total			Maturity date		Amount	Maturity dates

Georgetown - 5 property portfolio	$8,000	$675	$8,675	9.75%	10.23%	11/2011	1 year	$9,596	2012 through 2020

72nd Street	46,715	6,137	52,852	13.00%	20.85%	7/2011	1 year	170,727	2011 w/ 1 year extension

First mortgage and other notes	18,854	463	19,317	11.93%	12.48%	2011	—	n/a	n/a
Mezzanine notes	15,633	330	15,963	14.14%	15.43%	2012	—	272,289	2011 through 2019

Total notes receivable	$89,202	$7,605	$96,807	12.68%	17.18%

Note:
(1) The effective rate includes points and exit fees

ASSET SALES AND CAPITAL/ASSET RECYCLING

Core Portfolio

We periodically identify certain core properties for disposition and redeploy the capital to existing centers or acquisitions with greater potential for capital appreciation. Since January of 2008, we have sold the following Core Portfolio assets:

Property	Location	Date sold	Gross leasable area	Sales price (dollars in thousands)

Blackman Plaza	Wilkes-Barre, Pennsylvania	November 2009	125,264	$2,500
Village Apartments	Winston-Salem, North Carolina	April 2008	599,106	23,300

Total			724,370	$25,800

Proceeds from these sales in part have been used to fund the Core Portfolio acquisitions as discussed in “—PROPERTY ACQUISITIONS” above.

Monetization of Fund I

Given that Fund I was established as a finite life entity, we are currently engaged in the multi-year process of monetizing the Fund’s investments. As of December 31, 2010 there were 20 assets comprising 0.9 million square feet remaining in Fund I as summarized by region below:

Shopping Center	Location	Year acquired	GLA

New York Region
New York
Tarrytown Centre	Tarrytown	2004	35,291
Midwest Region
Ohio
Granville Centre	Columbus	2002	134,997
Various Regions
Kroger/Safeway Portfolio	Various (18 properties)	2003	709,400

Total			879,688

During March 2010, Fund I sold the Sterling Heights Shopping Center for $2.3 million. The proceeds from the sale along with Fund I’s recourse obligation of $0.6 million were used to fully liquidate the outstanding loan obligation.

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

ENVIRONMENTAL LAWS

For information relating to environmental laws that may have an impact on our business, please see “Item 1A. Risk Factors - Possible liability relating to environmental matters.”

COMPETITION

There are numerous entities that compete with us in seeking properties for acquisition and tenants that will lease space in our properties. Our competitors include other REITs, financial institutions, insurance companies, pension funds, private companies and individuals. Our properties compete for tenants with similar properties primarily on the basis of location, total occupancy costs (including base rent and operating expenses) and the design and condition of the improvements.

FINANCIAL INFORMATION ABOUT MARKET SEGMENTS

We have five reportable segments: Core Portfolio, Opportunity Funds, Self-Storage Portfolio, Notes Receivable and Other. Notes Receivable consists of the Company’s notes receivable and related interest income, Other primarily consists of management fees and interest income. The accounting policies of the segments are the same as those described in the summary of significant accounting policies set forth in Note 1 to our Consolidated Financial Statements, which begin on page F-1 of this Form 10-K. We evaluate property performance primarily based on net operating income before depreciation, amortization and certain nonrecurring items. Investments in our Core Portfolio are typically held long-term. Given the contemplated finite life of our Opportunity Funds, these investments are typically held for shorter terms. Fees earned by us as general partner/member of the Opportunity Funds are eliminated in our Consolidated Financial Statements. See Note 3 to our Consolidated Financial Statements, which begin on page F-1 of this Form 10-K for information regarding, among other things, revenues from external customers, a measure of profit and loss and total assets with respect to each of our segments.

CORPORATE HEADQUARTERS AND EMPLOYEES

Our executive offices are located at 1311 Mamaroneck Avenue, Suite 260, White Plains, New York 10605, and our telephone number is (914) 288-8100. As of December 31, 2010, we had 116 employees, of which 92 were located at our executive office and 24 were located at regional property management offices. None of our employees are covered by collective bargaining agreements. Management believes that its relationship with employees is good.

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

CODE OF ETHICS AND WHISTLEBLOWER POLICIES

The Board of Trustees adopted a Code of Ethics for Senior Financial Officers that applies to our Chief Executive Officer, Senior Vice President-Chief Financial Officer, Senior Vice President-Chief Accounting Officer, Vice President-Controller, Vice President- Financial Reporting, Vice President of Taxation and Assistant Controllers. The Board also adopted a Code of Business Conduct and Ethics applicable to all employees, as well as a “Whistleblower Policy.” Copies of these documents are available in the Investor Information section of our website. We intend to disclose future amendments to, or waivers from, our Code of Ethics for Senior Financial Officers in the Investor Information section of our website within four business days following the date of such amendment or waiver.

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

We derive significant revenues from certain anchor tenants that occupy space in more than one center. We could be adversely affected in the event of the bankruptcy or insolvency of, or a downturn in the business of, any of our major tenants, or in the event that any such tenant does not renew its leases as they expire or renews at lower rental rates. Vacated anchor space not only would reduce rental revenues if not re-tenanted at the same rental rates but also could adversely affect the entire shopping center because of the loss of the departed anchor tenant’s customer drawing power. Loss of customer drawing power also can occur through the exercise of the right that most anchors have to vacate and prevent re-tenanting by paying rent for the balance of the lease term (“going dark”) as would the departure of a “shadow” anchor tenant that owns its own property. In addition, in the event that certain major tenants cease to occupy a property, such an action may result in a significant number of other tenants having the right to terminate their leases, or pay a reduced rent based on a percentage of the tenant’s sales, at the affected property, which could adversely affect the future income from such property (“co-tenancy”). See “Item 2. Properties—Major Tenants” for quantified information with respect to the percentage of our minimum rents received from major tenants.

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

Our operations and performance depend on general economic conditions, including the health of the consumer. The U.S. economy recently experienced a financial downturn, with a decline in consumer spending, credit tightening and high unemployment. This economic downturn has had, and may continue to have, an adverse affect on the businesses of many of our tenants. We and the Opportunity Funds may experience higher vacancy rates as well as delays in re-leasing vacant space.

The current downturn has had, and may continue to have, an unprecedented impact on the global credit markets. While we currently believe we have adequate sources of liquidity, there can be no assurance that we will be able to obtain mortgage loans to purchase additional properties, obtain financing to complete current redevelopment projects, or successfully refinance our properties as loans become due. To the extent that the availability of credit is limited, it would also adversely impact our notes receivable as counterparties may not be able to obtain the financing required to repay the loans upon maturity.

The bankruptcy of, or a downturn in the business of, any of our major tenants or a significant number of our smaller tenants may adversely affect our cash flows and property values.

The bankruptcy of, or a downturn in the business of, any of our major tenants causing them to reject their leases, or not renew their leases as they expire, or renew at lower rental rates may adversely affect our cash flows and property values. Furthermore, the impact of vacated anchor space and the potential reduction in customer traffic may adversely impact the balance of tenants at a shopping center.

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

Since January 1, 2010, there has been one significant tenant bankruptcy within our portfolio:

On December 12, 2010, the Great Atlantic & Pacific Tea Company, Inc. (“A&P”) filed for protection under Chapter 11 Bankruptcy. A&P operates in four locations in our Core Portfolio, totaling approximately 198,000 square feet. Rental revenues from A&P at these locations totaled $3.5 million, $3.4 million, and $3.3 million for the years ended December 31, 2010, 2009 and 2008, respectively. In addition, A&P operates in one Fund III location, totaling approximately 65,000 square feet. Rental revenues from A&P at this location totaled $1.0 million for each of the years ended December 31, 2010 and 2009. A&P has availed itself of the statutory maximum time to assume or reject these leases which is July 10, 2011. With respect to two of these leases, A&P has received a bankruptcy court order to close the two locations on or around April 15, 2011 and to exit the locations on or around April 30, 2011.

There are risks relating to investments in real estate.

Real property investments are subject to multiple risks. Real estate values are affected by a number of factors, including: changes in the general economic climate, local conditions (such as an oversupply of space or a reduction in demand for real estate in an area), the quality and philosophy of management, competition from other available space, the ability of the owner to provide adequate maintenance and insurance and to control variable operating costs. Shopping centers, in particular, may be affected by changing perceptions of retailers or shoppers regarding the safety, convenience and attractiveness of the shopping center and by the overall climate for the retail industry. Real estate values are also affected by such factors as government regulations, interest rate levels, the availability of financing and potential liability under, and changes in, environmental, zoning, tax and other laws. A significant portion of our income is derived from rental income from real property. Our income and cash flow would be adversely affected if a significant number of our tenants were unable to rent our vacant space to viable tenants on economically favorable terms. In the event of default by a tenant, we may experience delays in enforcing, and incur substantial costs to enforce, our rights as a landlord. In addition, certain significant expenditures associated with each equity investment (such as mortgage payments, real estate taxes and maintenance costs) are generally not reduced even though there may be a reduction in income from the investment.

Our ability to change our portfolio is limited because real estate investments are illiquid.

Equity investments in real estate are relatively illiquid and, therefore, our ability to change our portfolio promptly in response to changed conditions is limited. Our Board of Trustees may establish investment criteria or limitations as it deems appropriate, but currently does not limit the number of properties in which we may seek to invest or on the concentration of investments in any one geographic region. We could change our investment, disposition and financing policies without a vote of our shareholders.

We could become highly leveraged, resulting in increased risk of default on our obligations and in an increase in debt service requirements, which could adversely affect our financial condition and results of operations and our ability to pay distributions.

We have incurred, and expect to continue to incur, indebtedness to support our activities. Neither our Declaration of Trust nor any policy statement formally adopted by our Board of Trustees limits either the total amount of indebtedness or the specified percentage of indebtedness that we may incur. Accordingly, we could become more highly leveraged, resulting in increased risk of default on our obligations and in an increase in debt service requirements, which could adversely affect our financial condition and results of operations and our ability to make distributions.

Interest expense on our variable rate debt as of December 31, 2010 would increase by $4.4 million annually for a 100 basis point increase in interest rates. We may seek additional variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, we would consider hedging against the interest rate risk related to such additional variable rate debt, primarily through interest rate swaps but can use other means.

We enter into interest rate hedging transactions, including interest rate swaps and cap agreements, with counterparties. There can be no guarantee that the future financial condition of these counterparties will enable them to fulfill their obligations under these agreements.

Competition may adversely affect our ability to purchase properties and to attract and retain tenants.

There are numerous commercial developers, real estate companies, financial institutions and other investors with greater financial resources than we have that compete with us in seeking properties for acquisition and tenants who will lease space in our properties. Our competitors include other REITs, financial institutions, insurance companies, pension funds, private companies and individuals. This competition may result in a higher cost for properties that we wish to pay. In addition, retailers at our properties face increasing competition from outlet malls, discount shopping clubs, Internet commerce, direct mail and telemarketing, which could (i) reduce rents payable to us; (ii) reduce our ability to attract and retain tenants at our properties leading to increased vacancy rates at our properties.

We could be adversely affected by poor market conditions where properties are geographically concentrated.

Our performance depends on the economic conditions in markets in which our properties are concentrated. We have significant exposure to the greater New York region, from which we derive 38% of the annual base rents within our Core Portfolio. Our operating results could be adversely affected if market conditions, such as an oversupply of space or a reduction in demand for real estate, in this area occurs.

We have pursued, and may in the future continue to pursue extensive growth opportunities, which may result in significant demands on our operational, administrative and financial resources.

We are pursuing extensive growth opportunities. This expansion places significant demands on our operational, administrative and financial resources. The continued growth of our real estate portfolio can be expected to continue to place a significant strain on our resources. Our future performance will depend in part on our ability to successfully attract and retain qualified management personnel to manage the growth and operations of our business. In addition, the acquired properties may fail to operate at expected levels due to the numerous factors that may affect the value of real estate. There can be no assurance that we will have sufficient resources to identify and manage the properties.

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

Acquisitions of additional properties entail the risk that investments will fail to perform in accordance with expectations, including operating and leasing expectations. Redevelopment is subject to numerous risks, including risks of construction delays, cost overruns or uncontrollable events that may increase project costs, new project commencement risks such as the receipt of zoning, occupancy and other required governmental approvals and permits, and incurring development costs in connection with projects that are not pursued to completion.

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

Exclusivity obligation to our Opportunity Funds.

Under the terms of our Fund III joint venture, which is similar to the terms of Fund I and Fund II, we are required to first offer to Fund III all of our opportunities to acquire retail shopping centers with limited exceptions. We may only pursue opportunities to acquire retail shopping centers directly if (i) the ownership of the acquisition opportunity by Fund III would create a material conflict of interest for us; (ii) we require the acquisition opportunity for a “like-kind” exchange; or (iii) the consideration payable for the acquisition opportunity is our Common Shares, OP Units or other securities. As a result, we may not be able to make attractive acquisitions directly and may only receive a minority interest in such acquisitions through Fund III.

Risks of joint ventures.

Partnership or joint venture investments may involve risks not otherwise present for investments made solely by us, including the possibility that our partner or co-venturer might become bankrupt, and that our partner or co-venturer may take action contrary to our instructions, requests, policies or objectives, including our policy with respect to maintaining our qualification as a REIT. Other risks of joint venture investments include impasse on decisions, such as a sale, because neither we nor a joint venture partner would have full control over the joint venture. Also, there is no limitation under our organizational documents as to the amount of funds that may be invested in joint ventures.

Any disputes that may arise between joint venture partners and us may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. Consequently, actions by or disputes with joint venture partners might result in subjecting properties owned by the joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party joint venture partners.

During 2010, 2009 and 2008, our Fund I and Mervyns I joint ventures provided Promote income. There can be no assurance that the joint ventures will continue to operate profitably and thus provide additional Promote income in the future.

These factors could limit the return that we receive from such investments or cause our cash flows to be lower than our estimates. In addition, a partner or co-venturer may not have access to sufficient capital to satisfy its funding obligations to the joint venture.

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

Our Board of Trustees may determine to change our investment and financing policies, our growth strategy and our debt, capitalization, distribution, acquisition, disposition and operating policies. Our Board of Trustees may establish investment criteria or limitations as it deems appropriate, but currently does not limit the number of properties in which we may seek to invest or on the concentration of investments in any one geographic region. Although our Board of Trustees has no present intention to revise or amend our strategies and policies, it may do so at any time without a vote by our shareholders. Accordingly, the results of decisions made by our Board of Trustees and implemented by management may or may not serve the interests of all of our shareholders and could adversely affect our financial condition or results of operations, including our ability to distribute cash to shareholders or qualify as a REIT.

Distribution requirements imposed by law limit our operating flexibility.

To maintain our status as a REIT for federal income tax purposes, we are generally required to distribute to our shareholders at least 90% of our taxable income for each calendar year. Pursuant to IRS pronouncements, up to 90% of such distribution may be made in Common Shares rather than cash. Our taxable income is determined without regard to any deduction for dividends paid and by excluding net capital gains. To the extent that we satisfy the distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed income. In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our distributions in any year are less than the sum of (i) 85% of our ordinary income for that year; (ii) 95% of our capital gain net income for that year and; (iii) 100% of our undistributed taxable income from prior years. We intend to continue to make distributions to our shareholders to comply with the distribution requirements of the Internal Revenue Code and to minimize exposure to federal income and nondeductible excise taxes. Differences in timing between the receipt of income and the payment of expenses in determining our income as well as required debt amortization payments and the capitalization of certain expenses could require us to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT. The distribution requirements also severely limit our ability to retain earnings to acquire and improve properties or retire outstanding debt.

There can be no assurance we have qualified or will remain qualified as a REIT for federal income tax purposes.

We believe that we have consistently met the requirements for qualification as a REIT for federal income tax purposes beginning with our taxable year ended December 31, 1993, and we intend to continue to meet these requirements in the future. However, qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code, for which there are only limited judicial or administrative interpretations. No assurance can be given that we have qualified or will remain qualified as a REIT. The Internal Revenue Code provisions and income tax regulations applicable to REITs differ significantly from those applicable to other corporations. The determination of various factual matters and circumstances not entirely within our control can potentially affect our ability to continue to qualify as a REIT. In addition, no assurance can be given that future legislation, regulations, administrative interpretations or court decisions will not significantly change the requirements for qualification as a REIT or adversely affect the federal income tax consequences of such qualification. Under current law, if we fail to qualify as a REIT, we would not be allowed a deduction for dividends paid to shareholders in computing our net taxable income. In addition, our income would be subject to tax at the regular corporate rates. We also could be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. Cash available for distribution to our shareholders would be significantly reduced for each year in which we do not qualify as a REIT. In that event, we would not be required to continue to make distributions. Although we currently intend to continue to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause us, without the consent of our shareholders, to revoke the REIT election or to otherwise take action that would result in disqualification.

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

Six institutional shareholders own 5% or more individually, and 53.8% in the aggregate, of our Common Shares. A significant concentration of ownership may allow an investor or a group of investors to exert a greater influence over our management and affairs and may have the effect of delaying, deferring or preventing a change in control of us.

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

In addition, we have entered into an employment agreement with our Chief Executive Officer and severance agreements are in place with our executives which provide that, upon the occurrence of a change in control of us and either the termination of their employment without cause (as defined) or their resignation for good reason (as defined), those executive officers would be entitled to certain termination or severance payments made by us (which may include a lump sum payment equal to defined percentages of annual salary and prior years’ average bonuses, paid in accordance with the terms and conditions of the respective agreement), which could deter a change of control of us that could be in our best interest.

Legislative or regulatory tax changes could have an adverse effect on us.

There are a number of issues associated with an investment in a REIT that are related to the federal income tax laws, including, but not limited to, the consequences of a company’s failing to continue to qualify as a REIT. At any time, the federal income tax laws governing REITs or the administrative interpretations of those laws may be amended or modified. Any new laws or interpretations may take effect retroactively and could adversely affect us or our shareholders. Reduced tax rates applicable to certain corporate dividends paid to most domestic noncorporate shareholders are not generally available to REIT shareholders since a REITs income generally is not subject to corporate level tax. As a result, investment in non-REIT corporations may be viewed as relatively more attractive than investment in REITs by domestic noncorporate investors. This could adversely affect the market price of the Company’s shares.

Our development and construction activities could affect our operating results.

We intend to continue the selective development and construction of retail properties. As opportunities arise, we expect to delay construction until sufficient pre-leasing is reached and financing is in place. Our development and construction activities include risks that:

•	We may abandon development opportunities after expending resources to determine feasibility;
•	Construction costs of a project may exceed our original estimates;
•	Occupancy rates and rents at a newly completed property may not be sufficient to make the property profitable;
•	Financing for development of a property may not be available to us on favorable terms;
•	We may not complete construction and lease-up on schedule, resulting in increased debt service expense and construction costs; and
•	We may not be able to obtain, or may experience delays in obtaining necessary zoning, land use, building, occupancy and other required governmental permits and authorizations.

Additionally, the time frame required for development, construction and lease-up of these properties means that we may not realize a significant cash return for several years. If any of the above events occur, the development of properties may hinder our growth and have an adverse effect on our results of operations and cash flows. In addition, new development activities, regardless of whether or not they are ultimately successful, typically require substantial time and attention from management.

Redevelopments and acquisitions may fail to perform as expected.

Our investment strategy includes the redevelopment and acquisition of shopping centers in supply contained markets in densely populated areas with high average household incomes and significant barriers to entry. The redevelopment and acquisition of properties entails risks that include the following, any of which could adversely affect our results of operations and our ability to meet our obligations:

•	the property may fail to achieve the returns we have projected, either temporarily or for extended periods;
•	we may not be able to identify suitable properties to acquire or may be unable to complete the acquisition of the properties we identify;
•	we may not be able to integrate an acquisition into our existing operations successfully;

•

properties we redevelop or acquire may fail to achieve the occupancy or rental rates we project, within the time frames we project, at the time we make the decision to invest, which may result in the properties’ failure to achieve the returns we projected;

•

our pre-acquisition evaluation of the physical condition of each new investment may not detect certain defects or identify necessary repairs until after the property is acquired, which could significantly increase our total acquisition costs or decrease cash flow from the property; and

•

our investigation of a property or building prior to our acquisition, and any representations we may receive from the seller of such building or property, may fail to reveal various liabilities, which could reduce the cash flow from the property or increase our acquisition cost.

Climate change and catastrophic risk from natural perils.

Some of our current properties could be subject to potential natural or other disasters. We may acquire properties that are located in areas which are subject to natural disasters. Any properties located in coastal regions would therefore be affected by any future increases in sea levels or in the frequency or severity of hurricanes and tropical storms, whether such increases are caused by global climate changes or other factors.

Climate change is a long-term change in the statistical distribution of weather patterns over periods of time that range from decades to millions of years. It may be a change in the average weather conditions or a change in the distribution of weather events with respect to an average, for example, greater or fewer extreme weather events. Climate change may be limited to a specific region, or may occur across the whole Earth.

There may be significant physical effects of climate change that have the potential to have a material effect on our business and operations. These effects can impact our personnel, physical assets, tenants and overall operations.

Physical impacts of climate change may include:

•	Increased storm intensity and severity of weather (e.g., floods or hurricanes);
•	Sea level rise; and
•	Extreme temperatures.

As a result of these physical impacts from climate-related events, we may be vulnerable to the following:

•	Risks of property damage to our shopping centers;
•	Indirect financial and operational impacts from disruptions to the operations of major tenants located in our shopping centers from severe weather, such as hurricanes or floods;
•	Increased insurance premiums and deductibles, or a decrease in the availability of coverage, for properties in areas subject to severe weather;
•	Increased insurance claims and liabilities;
•	Increase in energy cost impacting operational returns;
•	Changes in the availability or quality of water, or other natural resources on which the tenant’s business depends;
•

Decreased consumer demand for consumer products or services resulting from physical changes associated with climate change (e.g., warmer temperatures or decreasing shoreline could reduce demand for residential and commercial properties previously viewed as desirable);

•	Incorrect long term valuation of an equity investment due to changing conditions not previously anticipated at the time of the investment; and
•	Economic disruptions arising from the above.

Possible liability relating to environmental matters.

Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, as an owner of real property, we may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under our property, as well as certain other potential costs relating to hazardous or toxic substances (including government fines and penalties and damages for injuries to persons and adjacent property). These laws may impose liability without regard to whether we knew of, or were responsible for, the presence or disposal of those substances. This liability may be imposed on us in connection with the activities of an operator of, or tenant at, the property. The cost of any required remediation, removal, fines or personal or property damages and our liability therefore could exceed the value of the property and/or our aggregate assets. In addition, the presence of those substances, or the failure to properly dispose of or remove those substances, may adversely affect our ability to sell or rent that property or to borrow using that property as collateral, which, in turn, could reduce our revenues and affect our ability to make distributions.

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

Future terrorist attacks or civil unrest could harm the demand for, and the value of, our properties.

Future terrorist attacks or civil unrest, such as the attacks that occurred in New York, Pennsylvania and Washington, D.C. on September 11, 2001, and other acts of terrorism or war, could harm the demand for, and the value of, our properties. Terrorist attacks could directly impact the value of our properties through damage, destruction, loss or increased security costs, and the availability of insurance for such acts may be limited or may be subject to substantial cost increases. To the extent that our tenants are impacted by future attacks, their ability to continue to honor obligations under their existing leases could be adversely affected. A decrease in retail demand could make it difficult for us to renew or re-lease our properties at lease rates equal to or above historical rates. These acts might erode business and consumer confidence and spending, and might result in increased volatility in national and international financial markets and economies. Any one of these events might decrease demand for real estate, decrease or delay the occupancy of our properties, and limit our access to capital or increase our cost of raising capital.

Outages, computer viruses and similar events could disrupt our operations.

We rely on information technology networks and systems, some of which are owned and operated by third parties, to process, transmit and store electronic information. Any of these systems may be susceptible to outages due to fire, floods, power loss, telecommunications failures, terrorist attacks and similar events. Despite the implementation of network security measures, our systems and those of third parties on which we rely may also be vulnerable to computer viruses and similar disruptions. If we and the third parties on whom we rely are unable to prevent such outages and breaches, our operations could be disrupted.

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

As of December 31, 2010, excluding two properties under redevelopment, there are 32 operating properties in our Core Portfolio totaling approximately 4.8 million square feet of gross leasable area (“GLA”). The Core Portfolio properties are located in 12 states and are generally well-established community and neighborhood shopping centers anchored by supermarkets or value-oriented retail. The properties are diverse in size, ranging from approximately 10,000 to 875,000 square feet and as of December 31, 2010, were, in total, 92% occupied.

As of December 31, 2010, we owned and operated 27 properties totaling 2.5 million square feet of GLA in our Opportunity Funds, excluding five properties under redevelopment. In addition to shopping centers, the Opportunity Funds have invested in mixed-use properties, which generally include retail activities and self-storage properties. The Opportunity Fund properties are located in 13 states and as of December 31, 2010, were, in total, 87% occupied.

Within our Core Portfolio and Opportunity Funds, we had approximately 550 leases as of December 31, 2010. A majority of our rental revenues were from national tenants. A majority of the income from the properties consists of rent received under long-term leases. These leases generally provide for the payment of fixed minimum rent monthly in advance and for the payment by tenants of a pro-rata share of the real estate taxes, insurance, utilities and common area maintenance of the shopping centers. Minimum rents and expense reimbursements accounted for approximately 85% of our total revenues for the year ended December 31, 2010.

Certain of our leases also provided for the payment of percentage rents either in addition to, or in place of, minimum rents. These arrangements generally provide for payment to us of a certain percentage of a tenant’s gross sales in excess of a stipulated annual amount. Percentage rents accounted for less than 1% of the total 2010 revenues of the Company.

Four of our Core Portfolio properties and 21 of our Opportunity Fund properties are subject to long-term ground leases in which a third party owns and has leased the underlying land to us. We pay rent for the use of the land and are responsible for all costs and expenses associated with the building and improvements at all 25 locations.

No individual property contributed in excess of 10% of our total revenues for the years ended December 31, 2010, 2009 or 2008. Reference is made to Note 8 to our Consolidated Financial Statements, which begin on page F-1 of this Form 10-K, for information on the mortgage debt pertaining to our properties. The following sets forth more specific information with respect to each of our shopping centers at December 31, 2010:

Shopping Center	Location	Year Constructed (C) Acquired (A)	Ownership Interest	GLA		Occupancy % 12/31/10 (1)	Annual Base Rent	Annual Base Rent PSF	Anchor Tenants Current Lease Expiration/ Lease Option Expiration

Core Portfolio
New York
Connecticut
239 Greenwich Avenue	Greenwich	1998 (A)	Fee/JV	16,834	(2)	100%	$1,554,663	$92.35	Restoration Hardware 2014/2024 Coach 2016/2021

New Jersey
Elmwood Park Shopping Center	Elmwood Park	1998 (A)	Fee	149,491		92%	3,397,955	24.75	A&P 2017/2052 Walgreen’s 2022/2062
A&P Shopping Plaza	Boonton	2006 (A)	Fee/JV	62,908		90%	1,166,305	20.58	A&P 2024/2054

New York
Village Commons Shopping Center	Smithtown	1998 (A)	Fee	87,330		75%	2,065,110	31.60
Branch Shopping Plaza	Smithtown	1998 (A)	LI (3)	125,712		99%	2,681,144	21.46	A&P 2013/2028 CVS 2020/—
Amboy Road	Staten Island	2005 (A)	LI (3)	60,090		100%	1,605,791	26.72	King Kullen 2028/2043 Duane Reade 2013/2018
Bartow Avenue	Bronx	2005 (C)	Fee	14,676		89%	439,249	33.43

Pacesetter Park Shopping Center	Pomona	1999 (A)	Fee	96,380		91%	1,108,621	12.67	Stop & Shop 2020/2040
West Shore Expressway	Staten Island	2007 (A)	Fee	55,000		100%	1,265,000	23.00	LA Fitness 2021/2036
West 54th Street	Manhattan	2007 (A)	Fee	9,693		100%	2,564,844	264.61	Stage Deli 2013/—
East 17th Street	Manhattan	2008 (A)	Fee	19,622		100%	625,000	31.85	Barnes & Noble 2013/2018
Crossroads Shopping Center	White Plains	1998 (A)	Fee/JV (4)	309,487		94%	6,093,005	21.00	A&P 2012/2032 Kmart 2012/2032 B. Dalton 2012/2022 Modell’s 2014/2019 Pier 1 2012/—Home Goods 2018/2033

Total New York Region				1,007,223		93%	$24,566,687	$26.24

Shopping Center	Location	Year Constructed (C) Acquired (A)	Ownership Interest	GLA		Occupancy % 12/31/10 (1)	Annual Base Rent	Annual Base Rent PSF	Anchor Tenants Current Lease Expiration/ Lease Option Expiration

Core Portfolio, continued
New England
Connecticut
Town Line Plaza	Rocky Hill	1998 (A)	Fee	206,346	(5)	98%	$1,632,831	$15.55	Stop & Shop 2024/2064 Wal-Mart(5)
Massachusetts
Methuen Shopping Center	Methuen	1998 (A)	Fee	130,021		100%	958,689	7.37	Demoulas Market 2015/— Wal-Mart 2012/2052
Crescent Plaza	Brockton	1984 (A)	Fee	218,141		91%	1,585,619	8.02	Supervalu 2012/2042 Home Depot 2021/2056

New York
New Loudon Center	Latham	1982 (A)	Fee	255,673		74%	1,535,346	8.06	Price Chopper 2015/2035 Marshall’s 2014/2029 Raymour and Flanigan 2019/2034 AC Moore 2014/2024
Rhode Island
Walnut Hill Plaza	Woonsocket	1998 (A)	Fee	284,717		94%	2,354,928	8.84	Supervalu 2013/2028 Sears 2013/2033 CVS 2011/2014
Vermont
The Gateway Shopping Center	South Burlington	1999 (A)	Fee	101,784		92%	1,798,042	19.16	Supervalu 2024/2053

Total New England Region				1,196,682		90%	$9,865,455	$10.03

Midwest
Illinois
Hobson West Plaza	Naperville	1998 (A)	Fee	99,126		92%	$1,087,179	11.92	Garden Fresh Markets 2012/2032
Clark Diversey	Chicago	2006 (A)	Fee	19,265		92%	799,766	45.34

Indiana
Merrillville Plaza	Merrillville	1998 (A)	Fee	235,904		93%	2,859,030	13.08	TJ Maxx 2019/2029 JC Penney 2013/2018 OfficeMax 2013/2028 Pier 1 2014/—K&G Fashion 2017/2027 David’s Bridal 2011/2021
Michigan
Bloomfield Town Square	Bloomfield Hills	1998 (A)	Fee	234,095		98%	2,841,021	12.37	TJ Maxx 2019/2029 Marshalls 2011/2026 Home Goods 2011/2021 OfficeMax 2011/2026 Best Buy 2021/2041
Ohio
Mad River Station	Dayton	1999 (A)	Fee	125,984		88%	1,397,908	12.66	Babies ‘R’ Us 2015/2020 Office Depot 2015/— Pier 1 2015/—

Total Midwest Region				714,374		93%	$8,984,904	$13.46

Shopping Center	Location	Year Constructed (C) Acquired (A)	Ownership Interest	GLA		Occupancy % 12/31/10 (1)	Annual Base Rent	Annual Base Rent PSF	Anchor Tenants Current Lease Expiration/ Lease Option Expiration

Core Portfolio, continued

Mid-Atlantic
New Jersey
Marketplace of Absecon	Absecon	1998 (A)	Fee	104,718		72%	1,128,904	15.05	Rite Aid 2020/2040 Dollar Tree 2015/2030
Delaware
Brandywine Town Center	Wilmington	2003 (A)	Fee/JV (7)	874,989		94%	12,901,436	15.68	Bed, Bath & Beyond 2014/2029 Dick’s Sporting Goods 2013/2028 Lowe’s Home Centers 2018/2048 Target 2018/2058
Market Square Shopping Center	Wilmington	2003 (A)	Fee/JV (7)	102,047		100%	2,450,846	24.02	TJ Maxx 2011/2021 Trader Joe’s 2019/2034
Route 202 Shopping Center	Wilmington	2006 (C)	LI/JV (3) (7)	19,970		55%	558,340	50.89

Pennsylvania
Mark Plaza	Edwardsville	1968 (C)	LI/Fee (3)	216,401		86%	829,922	4.46	Redner’s Markets 2018/2028 Kmart 2014/2049
Plaza 422	Lebanon	1972 (C)	Fee	156,279		100%	795,852	5.09	Home Depot 2028/2058 Dunham’s 2016/2031
Route 6 Mall	Honesdale	1994 (C)	Fee	175,519		100%	1,171,690	6.68	Kmart 2020/2070 Rite Aid 2011/2026
Chestnut Hill	Philadelphia	2006 (A)	Fee (8)	40,570		23%	325,483	35.57

Abington Towne Center	Abington	1998 (A)	Fee	216,369	(6)	99%	1,093,775	19.16	TJ Maxx 2016/2026 Target (6)

Total Mid-Atlantic Region				1,906,862		92%	$21,256,248	$13.33

Total Core Operating Properties				4,825,141		92%	$64,673,294	$15.46

Properties under Redevelopment

2914 Third Avenue	Bronx	2006 (A)	Fee	42,400		24%	180,000	17.45

Ledgewood Mall	Ledgewood	1983 (A)	Fee	517,151		79%	3,466,745	8.44	Wal-Mart 2019/2049 Macy’s 2015/2025 The Sports Authority 2012/2037 Marshalls 2014/2035 Ashley Furniture 2015/2020 Barnes and Noble 2015/2035

Total Core Properties				5,384,692		90%	$68,320,039	$14.84

Shopping Center	Location	Year Constructed (C) Acquired (A)	Ownership Interest	GLA	Occupancy % 12/31/10 (1)	Annual Base Rent	Annual Base Rent PSF	Anchor Tenants Current Lease Expiration/ Lease Option Expiration

Opportunity Fund Portfolio

Fund I Properties
Ohio
Granville Centre	Columbus	2002 (A)	Fee	134,997	36%	593,022	12.37	Lifestyle Family Fitness 2017/2027

New York
Tarrytown Shopping Center	Tarrytown	2004 (A)	Fee	34,979	85%	891,483	29.97	Walgreen’s 2080/—

VARIOUS REGIONS
Kroger/Safeway Portfolio	Various	2003 (A)	LI/JV (3)	709,400	100%	3,560,326	5.02	18 Kroger/Safeway Supermarkets Various

Total Fund I Properties				879,376	90%	$5,044,831	$6.41

Fund II Properties
New York
Pelham Plaza	Pelham Manor	2004 (A)	LI/JV (3)	228,521	78%	4,751,941	26.67	BJ’s Wholesale Club 2033/2053 Michaels 2013/2033
Fordham Place	Bronx	2004(A)	Fee/JV	119,446	100%	5,519,760	46.21	Best Buy 2019/2039 Sears 2023/2033
Liberty Avenue	New York	2005 (A)	LI/JV (3)	26,125	83%	730,377	33.72	CVS 2032/2052
Canarsie Plaza	Brooklyn	2007 (A)	Fee/JV	278,737	64%	5,100,000	28.79	BJ’s Wholesale Club 2030/2055
216th Street	New York	2005 (A)	Fee/JV	60,000	100%	2,460,000	41.00	NYC 2027/2032

Total Fund II Properties				712,829	78%	$18,562,078	$33.36

Fund III Properties
New York
Cortlandt Towne Center	Mohegan Lake	2009 (A)	Fee	641,254	91%	9,139,440	15.72	Walmart 2018/2048 A&P 2022/2047 Best Buy 2017/2032
Massachusetts
White City Shopping Center	Shrewsbury	2010 (A)	Fee/JV	255,199	93%	4,880,720	20.51	Shaw’s 2018/2033 Michaels 2012/2022 Core Fitness 2016/2021

Total Fund III Properties				896,453	91%	$14,020,160	$17.11

Total Opportunity Fund Operating Properties				2,488,658	87%	$37,627,069	$17.40

Properties under Redevelopment
Sherman Plaza	New York	2005 (A)	Fee/JV	—	—	—	—
CityPoint	Brooklyn	2007 (A)	LI/JV	—	—	—	—
Westport	Westport	2007 (A)	Fee/JV	—	—	—	—
Sheepshead Bay	Brooklyn	2007 (A)	Fee/JV	—	—	—	—
161st Street	Bronx	2005 (A)	Fee/JV	230,218	83%	4,384,824	23.07	City of New York 2011/—

Total Redevelopment Properties				230,218	83%	$4,384,824	$23.07

Notes:
(1)	Does not include space for which lease term had not yet commenced as of December 31, 2010.

(2)	In addition to the 16,834 square feet of retail GLA, this property also has 21 apartments comprising 14,434 square feet.

(3)	We are a ground lessee under a long-term ground lease.

(4)	We have a 49% investment in this property.

(5)	Includes a 97,300 square foot Wal-Mart which is not owned by us.

(6)	Includes a 157,616 square foot Target Store that is not owned by us.

(7)	We have a 22% investment in this property.

(8)	Property consists of two buildings.

MAJOR TENANTS

No individual retail tenant accounted for more than 5.7% of minimum rents for the year ended December 31, 2010 or occupied more than 6.8% of total leased GLA as of December 31, 2010. The following table sets forth certain information for the 20 largest retail tenants based upon minimum rents in place as of December 31, 2010. The amounts below include our pro-rata share of GLA and annualized base rent for the Operating Partnership’s partial ownership interest in properties, including the Opportunity Funds:

	Number of Stores in Portfolio	Total GLA	Annualized Base Rent (1)	Percentage of Total Represented by Retail Tenant

Retail Tenant				Total Portfolio GLA (2)	Annualized Base Rent (2)

A&P (A&P, Pathmark)	5	191,899	$3,468,080	3.8%	5.7%

Supervalu (Shaw’s)	4	186,500	2,563,590	3.7%	4.2%

TJX Companies (T.J. Maxx, Marshalls, Homegoods)	10	249,771	2,161,722	5.0%	3.6%

Wal-Mart	3	235,991	1,713,365	4.7%	2.8%

Sears (Kmart, Sears)	5	341,708	1,654,280	6.8%	2.7%

BJ’s Wholesale Club	2	54,223	1,476,000	1.1%	2.4%

Ahold (Stop & Shop)	2	117,911	1,363,237	2.3%	2.3%

LA Fitness	1	55,000	1,265,000	1.1%	2.1%

Restoration Hardware	1	12,293	1,166,090	0.2%	1.9%

Barnes & Noble	4	43,259	1,146,079	0.9%	1.9%

Home Depot	2	211,003	1,099,996	4.2%	1.8%

Stage Deli	1	4,211	999,996	0.1%	1.7%

Walgreens	3	22,692	854,313	0.5%	1.4%

Sleepy’s	5	34,543	848,761	0.7%	1.4%

Price Chopper	1	87,709	836,660	1.7%	1.4%

King Kullen	1	37,266	745,320	0.7%	1.2%

Pier 1 Imports	4	25,454	646,154	0.5%	1.1%

Safeway	12	123,626	630,177	2.5%	1.0%

CVS	3	36,476	619,808	0.7%	1.0%

Payless Shoesource	9	28,466	561,220	0.6%	0.9%

Total	78	2,100,001	$25,819,848	41.8%	42.5%

Notes:
(1)	Base rents do not include percentage rents, additional rents for property expense reimbursements and contractual rent escalations due after December 31, 2010.

(2)	Represents percentage of total GLA and annualized base rent for our retail properties including the Operating Partnership’s pro-rata share of joint venture properties, including the Opportunity Funds.

LEASE EXPIRATIONS

The following table shows scheduled lease expirations for retail tenants in place as of December 31, 2010, assuming that none of the tenants exercise renewal options. (GLA and Annualized Base Rent in thousands):

Core Portfolio:

		Annualized Base Rent (1)		GLA

Leases maturing in	Number of Leases	Current Annual Rent	Percentage of Total	Square Feet	Percentage of Total

Month to Month	13	$466	1%	34	1%
2011	61	7,798	11%	446	10%
2012	57	6,706	10%	561	12%
2013	63	10,109	15%	553	12%
2014	61	8,192	12%	497	11%
2015	44	7,685	11%	572	12%
2016	12	1,852	3%	133	3%
2017	18	4,633	7%	202	4%
2018	24	5,639	8%	401	9%
2019	20	2,746	4%	286	6%
Thereafter	39	12,494	18%	921	20%

Total	412	$68,320	100%	4,606	100%

Opportunity Funds:

			Annualized Base Rent (1)		GLA

Leases maturing in	Number of Leases		Current Annual Rent	Percentage of Total	Square Feet	Percentage of Total

Month to Month	3		$156	0%	17	1%
2011	29	(2)	7,699	18%	882	37%
2012	21		2,421	6%	107	5%
2013	10		2,321	6%	105	4%
2014	14		2,310	5%	115	5%
2015	11		980	2%	49	2%
2016	9		1,107	3%	48	2%
2017	5		1,586	4%	97	4%
2018	9		3,185	8%	258	11%
2019	9		2,588	6%	62	3%
Thereafter	23		17,659	42%	613	26%

Total	143		$42,012	100%	2,353	100%

Note:
(1)	Base rents do not include percentage rents, additional rents for property expense reimbursements, nor contractual rent escalations.
(2)

Includes the master lease term for all 18 Kroger/Safeway leases representing annualized base rent of $3,560 and GLA of 709 square feet. The underlying operating leases at fourteen of these locations representing 547 square feet and rents aggregating $2,743 expire during 2014. The operating leases at two locations, representing 92 square feet and rents aggregating $426, expire during 2019. Reference is made to page 28 below for a discussion of the Kroger/Safeway portfolio.

GEOGRAPHIC CONCENTRATIONS

The following table summarizes our retail properties by region as of December 31, 2010. The amounts below also reflect properties that we invest in through joint ventures and that are held in our Opportunity Funds (GLA and Annualized Base Rent in thousands):

					Percentage of Total Represented by Region

Region	GLA (1)	Occupied % (2)	Annualized Base Rent (2)	Annualized Base Rent per Occupied Square Foot	GLA	Annualized Base Rent

Core Properties:

Operating Properties:

New York Region	1,007	93%	$24,567	$26.24	20%	38%
New England	1,197	90%	9,865	10.03	25%	15%
Midwest	714	93%	8,985	13.46	15%	14%
Mid-Atlantic	1,907	92%	21,256	13.33	40%	33%

Total Core Operating Properties	4,825	92%	$64,673	$15.46	100%	100%

Redevelopment Properties:

Mid-Atlantic	517	79%	$3,467	$8.44	92%	95%
New York Region	42	24%	180	17.45	8%	5%

Total Core Redevelopment Properties	559	75%	$3,647	$8.66	100%	100%

Opportunity Funds:

Operating Properties:

Midwest	135	36%	$593	$12.37	5%	2%
New York Region	1,389	84%	28,593	24.49	56%	76%
Various (Kroger/Safeway Portfolio)	709	100%	3,560	5.02	29%	9%
New England	255	93%	4,881	20.51	10%	13%

Total Opportunity Fund Operating Properties	2,488	87%	$37,627	$17.40	100%	100%

Redevelopment Properties:

New York Region	230	83%	$4,385	$23.07	100%	100%

Notes:
(1)	Property GLA includes a total of 255,000 square feet, which is not owned by us. This square footage has been excluded for calculating annualized base rent per square foot.

(2)	The above occupancy and rent amounts do not include space that is currently leased, but for which payment of rent had not commenced as of December 31, 2010.

SELF-STORAGE PORTFOLIO

During February 2008, we, through Fund III, acquired a 95% controlling interest in a portfolio of eleven self-storage properties from Storage Post’s existing institutional investors for approximately $174.0 million. In addition, we, through Fund II, developed three self-storage properties. The fourteen self-storage property portfolio, located throughout New York and New Jersey, totals 1,127,490 net rentable square feet, and is operating at various stages of stabilization as detailed in the table below. The portfolio is operated by Self Storage Management, a joint venture entity formed by Fund III and an unaffiliated partner.

Owner	Operating Properties	Location	Net Rentable Square Feet	Occupancy as of December 31, 2010

	Stabilized
Fund III	Suffern	Suffern, New York	78,950
Fund III	Yonkers	Westchester, New York	100,643
Fund III	Jersey City	Jersey City, New Jersey	76,920
Fund III	Webster Ave	Bronx, New York	36,175
Fund III	Linden	Linden, New Jersey	84,035
Fund III	Bruckner Blvd	Bronx, New York	89,473
Fund III	New Rochelle	Westchester, New York	42,158
Fund III	Lawrence	Lawrence, New York	97,743

	Subtotal Stabilized		606,097	87.5%

	Redeveloped - in Lease-up
Fund III	Long Island City	Queens, New York	135,558

	Subtotal in Lease-up		135,558	75.3%

	Total Operating Properties		741,655	85.3%

	In Initial Lease-up

Fund III	Fordham Road	Bronx, New York	85,155
Fund III	Ridgewood	Queens, New York	88,789
Fund II	Liberty Avenue	Queens, New York	72,925
Fund II	Pelham Plaza	Pelham Manor, New York	62,020
Fund II	Atlantic Avenue	Brooklyn, New York	76,946

	Subtotal in Initial Lease-up		385,835	66.1%

	Total Self-Storage Portfolio		1,127,490

KROGER/SAFEWAY PORTFOLIO

At December 31, 2010, Fund I, together with an unaffiliated joint venture partner (“Kroger/Safeway JV”), owns interests, through two master leases with an unaffiliated entity (“Master Lessee”), in 18 triple-net Kroger and Safeway supermarket leases (“Operating Leases”) aggregating approximately 0.7 million square feet. There are six Kroger and twelve Safeway locations in eleven states averaging approximately 39,000 square feet at rents ranging from approximately $3.70 to $7.00 per square foot. The master leases expire in January 2011 with the Master Lessee having the option of extending the term of either or both of the master leases. The Master Lessee exercised the option to cancel the master lease in the first quarter of 2011. As a result, the Kroger/Safeway JV became the operating landlord of the locations. The Kroger/Safeway JV holds its interest through long-term ground leases, which have a term in excess of 80 years, inclusive of multiple renewal options. Although there is no obligation for the Kroger/Safeway JV to pay ground rent during the initial term of the master lease, to the extent it exercises an option to renew a ground lease for a property thereafter, it will be obligated to pay an average ground rent of approximately $2.00 per square foot.

The Kroger Co. purchased six locations comprising 277,700 square feet, or 28% of the portfolio, during February of 2009 for $14.6 million, resulting in a gain of approximately $5.6 million.

The initial Operating Leases expired during 2009. Options on these leases provide for extensions through 2049 at an average rent of approximately $5.00 per square foot upon the commencement of the initial option period during 2009. Of the remaining 18 locations, 15 are currently occupied and paying rent, one is unoccupied and paying rent, and two remain vacant.

ITEM 3. LEGAL PROCEEDINGS.

We are involved in other various matters of litigation arising in the normal course of business. While we are unable to predict with any certainty the amounts involved, management is of the opinion that, when such litigation is resolved, our resulting exposure to loss contingencies, if any, will not have a significant effect on our consolidated financial position, results of operations, or liquidity.

During September 2008, we, and certain of our subsidiaries, and other unrelated entities were named as defendants in an adversary proceeding brought by Mervyn’s LLC (“Mervyns”) in the United States Bankruptcy Court for the District of Delaware. This lawsuit involves five claims alleging fraudulent transfers. The first claim is that, at the time of the sale of Mervyns by Target Corporation to a consortium of investors including Acadia, a transfer of assets was made in an effort to defraud creditors. We believe this aspect of the case is without merit. There are four other claims relating to transfers of assets of Mervyns at various times. We believe there are substantial defenses to these claims. The matter is in the early stages of discovery and we believe the lawsuit will not have a material adverse effect on our results of operations, consolidated financial condition, or liquidity.

During August 2009, we terminated the employment of a former Senior Vice President (the “Former Employee”) for engaging in conduct that fell within the definition of “cause” in his severance agreement with us. Had the Former Employee not been terminated for “cause,” he would have been eligible to receive approximately $0.9 million under the severance agreement. Because we terminated him for “cause,” we did not pay the Former Employee any severance benefits under the agreement. The Former Employee has brought a lawsuit against us in New York State Supreme Court, alleging breach of the severance agreement. The suit is in the pre-trial discovery stage. We believe we have meritorious defenses to the suit.

ITEM 4. REMOVED AND RESERVED.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information, dividends and record holders of our Common Shares

The following table shows, for the period indicated, the high and low sales price for our Common Shares as reported on the New York Stock Exchange, and cash dividends declared during the two years ended December 31, 2010 and 2009:

Quarter Ended 2010	High	Low	Dividend Per Share

March 31, 2010	$18.40	$14.88	$0.1800
June 30, 2010	19.80	16.22	0.1800
September 30, 2010	19.77	15.87	0.1800
December 31, 2010	20.17	17.72	0.1800

2009

March 31, 2009	$14.69	$8.50	$0.2100
June 30, 2009	15.44	10.37	0.1800
September 30, 2009	16.51	11.55	0.1800
December 31, 2009	17.69	13.31	0.1800

At February 28, 2011, there were 309 holders of record of our Common Shares.

We have determined for income tax purposes that 100% of the total dividends distributed to shareholders during 2010 represented ordinary income. The dividend for the quarter ended December 31, 2010 was paid on February 1, 2011 and will be taxable in 2011. Our cash flow is affected by a number of factors, including the revenues received from rental properties, our operating expenses, the interest expense on our borrowings, the ability of lessees to meet their obligations to us and unanticipated capital expenditures. Future dividends paid by us will be at the discretion of the Trustees and will depend on our actual cash flows, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Trustees deem relevant. In addition, we have the ability to pay dividends in cash, Common Shares or in any combination of cash (minimum 10%) and Common Shares (maximum 90%).

(b) Issuer purchases of equity securities

We have an existing share repurchase program that authorizes management, at its discretion, to repurchase up to $20.0 million of our outstanding Common Shares. The program may be discontinued or extended at any time and there is no assurance that we will purchase the full amount authorized. There were no Common Shares repurchased by us during the year ended December 31, 2010.

(c) Securities authorized for issuance under equity compensation plans

The following table provides information related to our 1999 Share Incentive Plan (the “1999 Plan”), 2003 Share Incentive Plan (the “2003 Plan”) and the 2006 Share Incentive Plan (the “2006 Plan”) as of December 31, 2010:

	Equity Compensation Plan Information
	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted - average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	152,283	$18.20	763,444	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	152,283	$18.20	763,444	(1)

Notes:
(1)

The 1999 Plan authorizes the issuance of options equal to up to 8% of the total Common Shares outstanding from time to time on a fully diluted basis. However, not more than 4,000,000 of the Common Shares in the aggregate may be issued pursuant to the exercise of options and no participant may receive more than 5,000,000 Common Shares during the term of the 1999 Plan. The 2003 Plan authorizes the issuance of options equal to up to 4% of the total Common Shares outstanding from time to time on a fully diluted basis. However, no participant may receive more than 1,000,000 Common Shares during the term of the 2003 Plan. The 2006 Plan authorizes the issuance of a maximum number of 500,000 Common Shares. No participant may receive more than 500,000 Common Shares during the term of the 2006 Plan. We have also issued LTIP Units, which are generally exchangeable on a one-for-one basis for our Operating Partnership Units which in turn are convertible into Common Shares. Reference is made to Note 15 to our Consolidated Financial Statements, which begin on Page F-1 of this Form 10-K, for a summary of our Share Incentive Plans.

Remaining Common Shares available under our share incentive plans is as follows:

Outstanding Common Shares as of December 31, 2010	40,254,525
Outstanding OP Units as of December 31, 2010	360,114

Total Outstanding Common Shares and OP Units	40,614,639

12% of Common Shares and OP Units pursuant to the 1999 and 2003 Plans	4,873,757
Common Shares pursuant to the 2006 Plan	500,000

Total Common Shares available under equity compensation plans	5,373,757

Less: Issuance of Restricted Shares and LTIP Units Granted	(1,834,794)
Issuance of Options Granted	(2,775,519)

Number of Common Shares remaining available	763,444

(d) Share Price Performance Graph (1)

The following graph compares the cumulative total shareholder return for our Common Shares for the period commencing December 31, 2005 through December 31, 2010 with the cumulative total return on the Russell 2000 Index (“Russell 2000”), the NAREIT All Equity REIT Index (the “NAREIT”) and the SNL Shopping Center REITs (the “SNL”) over the same period. Total return values for the Russell 2000, the NAREIT, the SNL and the Common Shares were calculated based upon cumulative total return assuming the investment of $100.00 in each of the Russell 2000, the NAREIT, the SNL and our Common Shares on December 31, 2005, and assuming reinvestment of dividends. The shareholder return as set forth in the table below is not necessarily indicative of future performance.

Note:
(1) The information in this section is not “soliciting material,” is not deemed “filed” with the SEC, and is not to be incorporated by reference into any filing of the Trust under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.

Comparison of 5 Year Cumulative Total Return among Acadia Realty Trust, the Russell 2000, the NAREIT and the SNL:

	Period Ended

Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10

Acadia Realty Trust	100.00	128.74	137.06	83.20	103.95	116.96
Russell 2000	100.00	118.37	116.51	77.15	98.11	124.46
NAREIT All Equity REIT Index	100.00	135.06	113.87	70.91	90.76	116.12
SNL REIT Retail Shopping Ctr Index	100.00	134.61	110.82	66.72	65.86	85.53

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth, on a historical basis, our selected financial data. This information should be read in conjunction with our audited Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this Form 10-K. Funds from operations (“FFO”) amounts for the year ended December 31, 2010 have been adjusted as set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Reconciliation of Net Income to Funds from Operations and Adjusted Funds From Operations.”

	Years ended December 31,

(dollars in thousands, except per share amounts)	2010	2009	2008	2007	2006

OPERATING DATA:
Revenues	$151,958	$145,703	$133,566	$88,259	$85,577
Operating expenses, excluding depreciation and reserves	69,379	70,963	61,215	46,090	40,227
Interest expense	34,471	32,154	28,893	24,564	19,929
Depreciation and amortization	40,115	36,634	32,749	24,529	22,431
Gain on sale of land	—	—	763	—	—
Equity in earnings (losses) of unconsolidated partnerships	10,971	(1,529)	19,906	6,619	2,559
Impairment of investment in unconsolidated affiliate	—	(3,768)	—	—	—
Reserve for notes receivable	—	(1,734)	(4,392)	—	—
Other interest income	408	642	3,370	5,833	2,318
Gain from bargain purchase	33,805	—	—	—	—
Gain on debt extinguishment	—	7,057	1,523	—	—
Income tax expense (benefit)	2,890	1,541	3,362	297	(508)

Income from continuing operations	50,287	5,079	28,517	5,231	8,375
Income from discontinued operations	380	7,627	8,920	7,486	25,780
Income from extraordinary item (1)	—	—	—	27,844	—

Net income	50,667	12,706	37,437	40,561	34,155

(Income) loss attributable to noncontrolling interests in subsidiaries:
Continuing operations	(20,307)	23,472	(11,438)	9,750	6,039
Discontinued operations	(303)	(5,045)	(931)	(798)	(1,274)
Extraordinary item	—	—	—	(24,167)	—

Net (income) loss attributable to noncontrolling interests in subsidiaries	(20,610)	18,427	(12,369)	(15,215)	4,765

Net income attributable to Common Shareholders	$30,057	$31,133	$25,068	$25,346	$38,920

Supplemental Information:
Income from continuing operations attributable to Common Shareholders	$29,980	$28,551	$17,079	$14,981	$14,414
Income from discontinued operations attributable to Common Shareholders	77	2,582	7,989	6,688	24,506
Income from extraordinary item attributable to Common Shareholders	—	—	—	3,677	—

Net income attributable to Common Shareholders	$30,057	$31,133	$25,068	$25,346	$38,920

Basic earnings per share:
Income from continuing operations	$0.75	$0.75	$0.51	$0.45	$0.43
Income from discontinued operations	—	0.07	0.23	0.20	0.72
Income from extraordinary item	—	—	—	0.11	—

Basic earnings per share	$0.75	$0.82	$0.74	$0.76	$1.15

Diluted earnings per share:
Income from continuing operations	$0.74	$0.75	$0.50	$0.44	$0.42
Income from discontinued operations	—	0.07	0.23	0.19	0.71
Income from extraordinary item	—	—	—	0.11	—

Diluted earnings per share	$0.74	$0.82	$0.73	$0.74	$1.13

Weighted average number of Common Shares outstanding
- basic	40,136	38,005	33,813	33,600	33,789
- diluted	40,406	38,242	34,267	34,282	34,440
Cash dividends declared per Common Share (3)	$0.7200	$0.7500	$0.8951	$1.0325	$0.7550
BALANCE SHEET DATA:
Real estate before accumulated depreciation	$1,386,299	$1,200,483	$1,085,072	$810,697	$606,905
Total assets	1,524,806	1,382,464	1,291,383	998,783	851,396
Total mortgage indebtedness	806,212	732,287	653,543	399,997	315,147
Total convertible notes payable	48,712	47,910	100,403	105,790	90,256
Total Common Shareholders’ equity	318,212	312,185	227,722	249,717	250,567
Noncontrolling interests in subsidiaries	269,310	220,292	214,506	171,111	113,737
Total equity	587,522	532,477	442,228	420,828	364,304
OTHER:
Funds from Operations, adjusted for
extraordinary item (1) (2)	50,440	49,613	37,964	42,094	39,860
Cash flows provided by (used in):
Operating activities	44,377	47,462	66,517	105,294	39,627
Investing activities	(60,745)	(123,380)	(302,265)	(208,998)	(58,890)
Financing activities	43,152	83,035	199,096	87,476	68,359

Notes:
(1)

The extraordinary item relates to 2007 and represents our share of an extraordinary gain from our investment in Albertson’s. We consider this to be a private-equity style investment in an operating businesses as opposed to real estate. Accordingly, all gains and losses from this investment is included in FFO, which we believe provides a more accurate reflection of our operating performance.

(2)

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

(3)	In addition to the $0.8951 cash dividends declared in 2008, we declared a Common Share dividend of $0.4949.

ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

As of December 31, 2010, we operated 79 properties, which we own or have an ownership interest in, within our Core Portfolio or within our three Opportunity Funds. Our Core Portfolio consists of those properties either 100% owned by, or partially owned through joint venture interests by the Operating Partnership, or subsidiaries thereof, not including those properties owned through our Opportunity Funds. These 79 properties consist of commercial properties, primarily neighborhood and community shopping centers, self-storage and mixed-use properties with a retail component. The properties we operate are located primarily in the Northeast, Mid-Atlantic and Midwestern regions of the United States. Excluding two properties under redevelopment, there are 32 properties in our Core Portfolio totaling approximately 4.8 million square feet. Fund I has 20 properties comprising approximately 0.9 million square feet. Fund II has 10 properties, eight of which (representing 1.2 million square feet) are currently operating, one is under construction, and one is in the design phase. Three of the properties also include self-storage facilities. We expect the Fund II portfolio will have approximately 2.0 million square feet upon completion of all current construction and anticipated redevelopment activities. Fund III has 15 properties totaling approximately 1.8 million square feet, of which 11 locations representing 0.9 million net rentable square feet are self-storage facilities and one is in the design phase. The majority of our operating income is derived from rental revenues from these 79 properties, including recoveries from tenants, offset by operating and overhead expenses. As our RCP Venture invests in operating companies, we consider these investments to be private-equity style, as opposed to real estate, investments. Since these are not traditional investments in operating rental real estate but investments in operating businesses, the Operating Partnership invests in these through a taxable REIT subsidiary (“TRS”).

Our primary business objective is to acquire and manage commercial retail properties that will provide cash for distributions to shareholders while also creating the potential for capital appreciation to enhance investor returns. We focus on the following fundamentals to achieve this objective:

– Own and operate a Core Portfolio of community and neighborhood shopping centers and main street retail located in markets with strong demographics and generate internal growth within the Core Portfolio through aggressive redevelopment, re-anchoring and/or leasing activities
– Maintain a strong and flexible balance sheet through conservative financial practices while ensuring access to sufficient capital to fund future growth
– Generate external growth through an opportunistic yet disciplined acquisition program. We target transactions with high inherent opportunity for the creation of additional value through redevelopment and leasing and/or transactions requiring creative capital structuring to facilitate the transactions. These transactions may include other types of commercial real estate besides those which we currently invest in through our Core Portfolio. These may also include joint ventures with private equity investors for the purpose of making investments in operating retailers with significant embedded value in their real estate assets

BUSINESS OUTLOOK

The U.S. economy is currently in a post recessionary period, which has resulted in a significant decline in retail sales due to reduced consumer spending. Although the occupancy and net operating income within our portfolio has not been materially adversely affected through December 31, 2010, should retailers continue to experience deteriorating sales performance, the likelihood of additional tenant bankruptcy filings may increase, which would negatively impact our results of operations. In addition to the impact on retailers, this period has had an unprecedented impact on the U.S. credit markets. Traditional sources of financing, such as the commercial-mortgage backed security market, have become severely curtailed. If these conditions continue, our ability to finance new acquisitions or refinance existing debts as they mature will be adversely affected. Accordingly, our ability to generate external growth in income, as well as maintain existing operating income, could be limited.

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

Comparison of the year ended December 31, 2010 (“2010”) to the year ended December 31, 2009 (“2009”)

Revenues	2010				2009

(dollars in millions)	Core Portfolio	Opportunity Funds	Self-Storage Portfolio	Notes Receivable and Other	Core Portfolio	Opportunity Funds	Self- Storage Portfolio	Notes Receivable and Other

Rental income	$48.3	$39.0	$19.6	$—	$51.2	$34.7	$9.8	$—
Mortgage interest income	—	—	—	19.2	—	—	—	19.7
Expense reimbursements	13.3	8.7	—	—	13.7	7.2	—	—
Lease termination income	0.3	—	—	—	2.8	—	—	—
Management fee income (1)	—	—	—	1.4	—	—	—	2.0
Other	0.3	0.2	1.7	—	1.9	1.4	1.3	—

Total revenues	$62.2	$47.9	$21.3	$20.6	$69.6	$43.3	$11.1	$21.7

Note:

(1)

Fees earned by us as general partner/managing member of the Opportunity Funds are eliminated in consolidation and adjust the loss (income) attributable to noncontrolling interests and are not reflected above. The balance reflected in the table represents third party fees that are not eliminated in consolidation.

The decrease in rental income in the Core Portfolio was primarily attributable to tenant vacancies at Chestnut Hill and Third Avenue. The increase in rental income in the Opportunity Funds primarily related to additional rents following the acquisition of Cortlandt Towne Center (“2009 Fund Acquisition”) of $1.0 million and additional rents at Fordham Place, Pelham Manor and Canarsie for leases that commenced in 2009 and 2010 (“Fund Redevelopment Properties”). The increase in rental income in the Storage Portfolio related to the full amortization of acquired lease intangible costs during 2009, increased occupancy in the Storage Portfolio as well as our discontinued practice of reporting the Storage Portfolio one month in arrears which was based on the historical unavailability of timely financial information. Based on improvements in the Storage Portfolio accounting systems, we report this activity on a current basis. Accordingly, the year ended December 31, 2010 reflects thirteen months of storage activity while the year ended December 31, 2009 reflects twelve months of storage activity (“Storage Portfolio Activity”).

Expense reimbursements in the Opportunity Funds increased for both real estate taxes and common area maintenance primarily as a result of the 2009 Fund Acquisition and Fund Redevelopment Properties.

Lease termination income in the Core Portfolio for 2009 related to termination fee income received from a former tenant at Absecon Marketplace.

Other in the Core Portfolio in 2009 included $1.7 million resulting from a forfeited sales contract deposit.

Other in the Opportunity Funds during 2009 included $0.9 million received by Fund II in settlement of litigation in connection with a property acquisition.

Operating Expenses	2010				2009

(dollars in millions)	Core Portfolio	Opportunity Funds	Self- Storage Portfolio	Notes Receivable and Other	Core Portfolio	Opportunity Funds	Self- Storage Portfolio	Notes Receivable and Other

Property operating	$10.5	$11.8	$10.2	$(1.5)	$12.1	$10.1	$8.7	$(1.2)
Real estate taxes	9.0	6.3	2.9	—	9.3	5.3	2.2	—
General and administrative	22.4	13.5	0.1	(15.8)	24.0	13.5	0.1	(15.6)
Depreciation and amortization	16.2	19.4	5.1	(0.6)	17.2	16.5	4.4	(1.5)
Abandonment of project costs	—	—	—	—	—	2.5	—	—
Reserve for notes receivable	—	—	—	—	—	—	—	1.7

Total operating expenses	$58.1	$51.0	$18.3	$(17.9)	$62.6	$47.9	$15.4	$(16.6)

The decrease in property operating expenses in the Core Portfolio was primarily attributable to a decrease in bad debt expense in 2010. The increase in property operating expenses in the Opportunity Funds was primarily attributable to the 2009 Fund Acquisition and Fund Redevelopment Properties. The increase in property operating expenses in the Storage Portfolio primarily related to higher operating costs in 2010 following increased occupancy as well as the Storage Portfolio Activity.

The increase in real estate taxes in the Opportunity Funds was primarily attributable to the 2009 Fund Acquisition as well as Fund Redevelopment Properties.

The decrease in general and administrative expense in the Core Portfolio was primarily attributable to reduced compensation expense following staff reductions in 2009.

Depreciation and amortization expense in the Core Portfolio decreased as a result of the write-off of lease intangible costs in connection with a terminated lease in 2009. Depreciation expense in the Opportunity Funds increased $0.3 million as result of the 2009 Acquisition. Amortization expense in the Opportunity Funds increased $2.6 million primarily due to the write-off of deferred financing costs related to refinanced debt in 2010. Depreciation and amortization expense in the Storage Portfolio increased $0.7 million primarily as a result of two self storage properties placed in service during the second quarter 2009.

The $2.5 million abandonment of project costs in the Opportunity Funds in 2009 was attributable to our determination that we most likely would not participate in a specific future development project.

The reserve for notes receivable of $1.7 million in 2009 related to the loss of an anchor tenant at the underlying collateral property.

Other	2010				2009

(dollars in millions)	Core Portfolio	Opportunity Funds	Self- Storage Portfolio	Notes Receivable and Other	Core Portfolio	Opportunity Funds	Self- Storage Portfolio	Notes Receivable and Other

Equity in earnings (losses) of unconsolidated affiliates	$0.6	$11.8	(1.4)	$—	$0.7	$(2.2)	$—	$—
Impairment of investment in unconsolidated affiliate	—	—	—	—	—	(3.8)	—	—
Other interest income	—	—	—	0.4	—	—	—	0.6
Gain from bargain purchase	—	33.8	—	—	—	—	—	—
Gain on debt extinguishment	—	—	—	—	7.1	—	—	—
Interest and other finance expense	(17.1)	(13.4)	(4.1)	0.1	(18.7)	(8.4)	(5.0)	—
Income tax expense	(3.2)	(0.1)	0.4	—	(1.4)	(0.1)	—	—
Income from discontinued operations	—	—	—	0.4	—	—	—	7.6
(Income) loss attributable to noncontrolling interests in subsidiaries:
- Continuing operations	(0.3)	(22.6)	0.1	2.5	(0.4)	22.5	(0.5)	1.9
- Discontinued operations	—	—	—	(0.3)	—	—	—	(5.0)

Equity in earnings (losses) of unconsolidated affiliates in the Opportunity Funds increased primarily as a result of an increase in distributions in excess of basis from our Albertson’s investment of $9.5 million in 2010 and an increase in our pro-rata share of income from Mervyns in 2010. Equity in earnings (losses) in the Self Storage Portfolio represents the pro-rata share of losses from our unconsolidated investment in the newly-formed self storage management company.

The $3.8 million impairment of investment in unconsolidated affiliate during 2009 was the result of the reduction in value of the underlying property due to the recession and the related reduction in Fund I’s carrying value of this investment including a partial guarantee of the mortgage debt.

The $33.8 million gain from bargain purchase was attributable to Fund II’s purchase of an unaffiliated membership interest in CityPoint in 2010. Reference is made to Note 2 of the Notes to Consolidated Financial Statements which begin on page F-1 of this Form 10-K for a discussion of this transaction.

The gain on debt extinguishment of $7.1 million was attributable to the purchase of our convertible debt at a discount in 2009.

Total interest expense in the Core Portfolio decreased $1.6 million in 2010. This was the result of a $2.5 million decrease attributable to lower average outstanding borrowings in 2010 offset by a $0.9 million increase attributable to higher average interest rates in 2010. Interest expense in the Opportunity Funds increased $5.0 million in 2010. This was the result of an increase of $2.9 million due to higher average interest rates in 2010, an increase of $1.8 million due to higher average outstanding borrowings in 2010 and $0.3 million of lower capitalized interest in 2010. Interest expense in the Storage Portfolio decreased $0.9 million in 2010. This was primarily attributable to a $1.4 million decrease due to lower average interest rates in 2010. This decrease was offset by $0.3 million of lower capitalized interest in 2010 and an increase of $0.2 million due to higher average outstanding borrowings in 2010.

The variance in the income tax expense in the Core Portfolio primarily related to income taxes at the TRS level for our pro-rata share of income from our Albertson’s investment in 2010.

Income from discontinued operations represents activity related to property held for sale in 2010 and property sales in 2009.

(Income) loss attributable to noncontrolling interests in subsidiaries – Continuing operations and Discontinued operations primarily represents the noncontrolling interests’ share of all the Opportunity Funds variances discussed above.

Comparison of the year ended December 31, 2009 (“2009”) to the year ended December 31, 2008 (“2008”)

Revenues	2009				2008

(dollars in millions)	Core Portfolio	Opportunity Funds	Self- Storage Portfolio	Notes Receivable and Other	Core Portfolio	Opportunity Funds	Self- Storage Portfolio	Notes Receivable and Other

Rental income	$51.2	$34.7	$9.8	$—	$51.0	$21.4	$4.7	$—
Mortgage interest income	—	—	—	19.7	—	—	—	11.2
Expense reimbursements	13.7	7.2	—	—	14.1	2.7	—	—
Lease termination income	2.8	—	—	—	—	24.0	—
Management fee income (1)	—	—	—	2.0	—	—	—	3.4
Other	1.9	1.4	1.3	—	0.3	—	0.8	—

Total revenues	$69.6	$43.3	$11.1	$21.7	$65.4	$48.1	$5.5	$14.6

Note:

(1)

Fees earned by us as general partner/managing member of the Opportunity Funds are eliminated in consolidation and adjust the loss (income) attributable to noncontrolling interests and are not reflected above. The balance reflected in the table represents third party fees that are not eliminated in consolidation.

The increase in rental income in the Opportunity Funds primarily related to additional rents from the 2009 Fund Acquisition of $7.5 million and certain Fund Redevelopment Properties. The increase in rental income in the Storage Portfolio related to the February 2008 acquisition of the Storage Post Portfolio (“Storage Acquisition”) versus a full year of activity for 2009. In addition, the increase in minimum rents in the Storage Portfolio was also attributable to the full amortization of acquired lease intangible costs during 2009.

The increase in mortgage interest income was the result of higher interest earning assets in 2009, primarily from new notes/mezzanine financing investments originated during the second half of 2008.

Expense reimbursements in the Opportunity Funds increased for both real estate taxes and common area maintenance as a result of the 2009 Fund Acquisition as well as certain Fund Redevelopment Properties.

Lease termination income in the Core Portfolio for 2009 related to a termination fee earned from a tenant at Absecon Marketplace. Lease termination income in the Opportunity Funds for 2008 related to a termination fee earned, net of costs, from a tenant at Canarsie Plaza.

Management fee income decreased primarily as a result of lower fees earned of $0.9 million from the CityPoint development project and lower fees from our Klaff management contracts.

Other in the Core Portfolio in 2009 included $1.7 million resulting from a forfeited sales contract deposit.

Other in the Opportunity Funds during 2009 included $0.9 million received by Fund II in settlement of litigation in connection with a property acquisition.

Operating Expenses	2009				2008

(dollars in millions)	Core Portfolio	Opportunity Funds	Self- Storage Portfolio	Notes Receivable and Other	Core Portfolio	Opportunity Funds	Self- Storage Portfolio	Notes Receivable and Other

Property operating	$12.1	$10.1	$8.7	$(1.2)	$12.2	$6.8	$5.3	$(0.4)
Real estate taxes	9.3	5.3	2.2	—	8.8	2.0	1.4	—
General and administrative	24.0	13.5	0.1	(15.6)	26.0	16.1	0.1	(17.7)
Depreciation and amortization	17.2	16.5	4.4	(1.5)	20.3	9.5	3.0	—
Abandonment of project costs	—	2.5	—	—	—	0.6	—	—

Reserve for notes receivable	—	—	—	1.7	—	—	—	4.4

Total operating expenses	$62.6	$47.9	$15.4	$(16.6)	$67.3	$35.0	$9.8	$(13.7)

The increase in property operating expenses in the Opportunity Funds was primarily the result of the 2009 Fund Acquisition and certain Fund Redevelopment Properties. The increase in property operating expenses in the Storage Portfolio related to the Storage Acquisition.

The increase in real estate taxes in the Opportunity Funds was primarily attributable to the 2009 Fund Acquisition.

The decrease in general and administrative expense in the Core Portfolio was primarily attributable to reduced compensation expense following staff reductions in the second half of 2008 and in the first half of 2009. The decrease in general and administrative expense in the Opportunity Funds related to the reduction in Promote expense attributable to Fund I and Mervyns I. The increase in general and administrative expense in Other primarily related to the reduction in Fund I and Mervyns I Promote expense eliminated for consolidated financial statement presentation purposes.

Depreciation expense in the Core Portfolio decreased $2.4 million in 2009. This was principally a result of increased depreciation expense in 2008 resulting from the write-down of tenant improvements at two properties attributable to the bankruptcy of Circuit City. Amortization expense in the Core Portfolio decreased $0.7 million primarily as a result of lower amortization expense in 2009 associated with the Klaff management contracts. Depreciation expense increased $5.0 million and amortization expense increased $2.0 million in the Opportunity Funds primarily due to the 2009 Fund Acquisition and certain Fund Redevelopment Properties. Depreciation expense and amortization expense increased $1.4 million in the Storage Portfolio primarily as a result of the Storage Acquisition. Depreciation and amortization expense decreased $1.5 million in Other as a result of depreciation associated with the elimination of capitalizable costs within the consolidated group.

The $2.5 million abandonment of project costs in 2009 was attributable to our determination that we most likely would not participate in a specific future development project.

The reserve for notes receivable of $1.7 million in 2009 related to the loss of an anchor tenant at the underlying collateral property. The 2008 reserve for notes receivable of $4.4 million related to a mezzanine loan.

Other	2009				2008

(dollars in millions)	Core Portfolio	Opportunity Funds	Self- Storage Portfolio	Notes Receivable and Other	Core Portfolio	Opportunity Funds	Self- Storage Portfolio	Notes Receivable and Other

Equity in earnings (losses) of unconsolidated affiliates	$0.7	$(2.2)	$—	$—	$—	$19.9	$—	$—
Impairment of investment in unconsolidated affiliate	—	(3.8)	—	—	—	—	—	—
Other interest income	—	—	—	0.6	—	—	—	3.4
Gain on debt extinguishment	7.1	—	—	—	1.5	—	—	—
Interest and other finance expense	(18.7)	(8.4)	(5.0)	—	(19.8)	(5.7)	(3.4)	—
Gain on sale of land	—	—	—	—	0.8	—	—	—
Income tax expense	(1.4)	(0.1)	—	—	(3.4)	—	—	—
Income from discontinued operations	—	—	—	7.6	—	—	—	8.9
(Income) loss attributable to noncontrolling interests in subsidiaries:
- Continuing operations	(0.4)	22.5	(0.5)	1.9	0.2	(15.8)	0.4	3.6
- Discontinued operations	—	—	—	(5.0)	—	—	—	(0.9)

Equity in earnings (losses) of unconsolidated affiliates in the Opportunity Funds decreased primarily as a result of our pro-rata share of gains from the sale of Mervyns locations in 2008 of $10.4 million, a decrease in distributions in excess of basis from our Albertson’s investment of $7.9 million in 2009 and our pro-rata share of gain from the sale of the Haygood Shopping Center of $3.4 million in 2008.

The $3.8 million impairment of investment in unconsolidated affiliate during 2009 was the result of the reduction in value of the underlying property due to the recession and the related reduction in Fund I’s carrying value of this investment including a partial guarantee of the mortgage debt.

Other interest income decreased in 2009 as a result of lower cash balances during the year and lower average interest rates on cash and cash equivalents.

The gain on debt extinguishment of $7.1 million in 2009 and $1.5 million in 2008 was attributable to the purchase of our convertible debt at a discount.

Interest expense in the Core Portfolio decreased $1.1 million in 2009. This was primarily the result of lower interest expense related to the purchase of the Company’s convertible notes payable offset by a $0.7 million write-off of the unamortized premium related to the repayment of a mortgage note payable during 2008. Interest expense in the Opportunity Funds increased $2.7 million in 2009. This was primarily attributable to an increase of $4.2 million due to higher average outstanding borrowings in 2009 and $0.6 million of lower capitalized interest in 2009. These increases were offset by a $2.2 million decrease related to lower average interest rates in 2009. Interest expense in the Storage Portfolio increased $1.6 million in 2009. This was primarily due to an increase of $0.9 million due to higher average outstanding borrowings in 2009 as well as an increase of $0.8 million due to higher average interest rates in 2009.

The gain on sale of land of $0.8 million in the Core Portfolio related to the sale of a land parcel at Bloomfield Town Square in 2008.

The variance in the income tax expense in the Core Portfolio primarily related to income taxes at the TRS level for our share of income/gains from our Mervyns and Albertson’s investments in 2008.

Income from discontinued operations represents activity related to properties sold in 2009 and 2008.

(Income) loss attributable to noncontrolling interests in subsidiaries – Continuing operations and Discontinued operations primarily represents the noncontrolling interests’ share of all the Opportunity Funds variances discussed above.

RECONCILIATION OF NET INCOME TO FUNDS FROM OPERATIONS AND ADJUSTED FUNDS FROM OPERATIONS

	For the Years Ended December 31,
(dollars in thousands)	2010	2009	2008	2007	2006

Net income attributable to Common Shareholders	$30,057	$31,133	$25,068	$25,346	$38,920
Depreciation of real estate and amortization of leasing costs:
Consolidated affiliates, net of noncontrolling interests’ share	18,445	18,847	18,519	19,669	20,206
Unconsolidated affiliates	1,561	1,604	1,687	1,736	1,806
Income attributable to noncontrolling interests in operating partnership (1)	377	464	437	614	803
Gain on sale of properties (net of noncontrolling interests’ share)
Consolidated affiliates	—	(2,435)	(7,182)	(5,271)	(20,974)
Unconsolidated affiliates	—	—	(565)	—	(901)
Extraordinary item (net of noncontrolling interests’ share and income taxes) (3)	—	—	—	(3,677)	—

Funds from operations (2)	50,440	49,613	37,964	38,417	39,860
Add back: Extraordinary item, net (3)	—	—	—	3,677	—

Funds from operations, adjusted for extraordinary item	$50,440	$49,613	$37,964	$42,094	$39,860

Adjusted Funds From Operations per Share - Diluted
Weighted average number of Common Shares and OP Units	40,876	38,913	34,940	34,924	35,087

Diluted funds from operations, per share	$1.23	$1.28	$1.09	$1.21	$1.14

Notes:
(1)	Represents income attributable to Common OP Units and does not include distributions paid to Series A and B Preferred OP Unitholders.

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

(3)

This item represents our share of an extraordinary gain from our investment in Albertson’s, which recorded an extraordinary gain in connection with the allocation of purchase price to assets acquired. We consider this to be a private-equity style investment in an operating businesses as opposed to real estate. Accordingly, all gains and losses from this investment are included in FFO, which we believe provides a more accurate reflection of our operating performance.

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

Distributions

In order to qualify as a REIT for Federal income tax purposes, we must currently distribute at least 90% of our taxable income to our shareholders. For the year ended December 31, 2010, we paid dividends and distributions on our Common Shares and Common OP Units totaling $29.7 million. In addition, in December of 2008, our Board of Trustees approved a special dividend of approximately $0.55 per share, or $18.0 million in the aggregate, which was associated with taxable gains arising from property dispositions in 2008, which was paid on January 30, 2009, to shareholders of record on December 31, 2008. Ninety percent of the special dividend was paid with the issuance of 1.3 million Common Shares and 10%, or $1.8 million, was paid in cash.

Investments

Fund I and Mervyns I

Fund I and Mervyns I have returned all invested capital and accumulated preferred return thus triggering our Promote in all future Fund I and Mervyns I earnings and distributions. As of December 31, 2010, $86.6 million has been invested in Fund I and Mervyns I, of which the Operating Partnership contributed $19.2 million.

As of December 31, 2010, Fund I currently owned, or had ownership interests in 20 assets comprising approximately 0.9 million square feet as further discussed in “PROPERTY ACQUISITIONS” in Item 1 of this Form 10-K.

In addition, we, along with our Fund I investors have invested in Mervyns as discussed in Item 1. of this Form 10-K.

Fund II and Mervyns II

To date, Fund II’s primary investment focus has been in the New York Urban/Infill Redevelopment Initiative and the Retailer Controlled Property Venture. As of December 31, 2010, $265.2 million has been invested in Fund II, of which the Operating Partnership contributed $53.0 million. The remaining capital balance of $34.8 million is expected to be utilized to complete development activities for existing Fund II investments.

Fund II has invested in the New York Urban/Infill Redevelopment and the RCP Venture initiatives and other investments as further discussed in “PROPERTY ACQUISITIONS” in Item 1, of this Form 10-K.

New York Urban/Infill Redevelopment Initiative

In September 2004, we, through Fund II, launched our New York Urban/Infill Redevelopment Initiative. During 2004, Fund II, together with an unaffiliated partner, P/A Associates, LLC (“P/A”), formed Acadia P/A Holding Company, LLC (“Acadia-P/A”) for the purpose of acquiring, constructing, developing, owning, operating, leasing and managing certain mixed-use real estate properties in the New York City metropolitan area which include a retail component. To date P/A has invested $2.2 million and Fund II, the managing member, has agreed to invest the balance.

To date, Fund II has invested in nine New York Urban/Infill Redevelopment Initiative construction projects, eight of which were made through Acadia-P/A, as follows:

				Redevelopment (dollars in millions)

Property	Location	Year acquired	Costs to date	Anticipated additional costs	Estimated construction completion	Square feet upon completion

Liberty Avenue (1)	Queens	2005	$15.5	$—	Completed	125,000
216th Street	Manhattan	2005	27.7	—	Completed	60,000
Fordham Place	Bronx	2004	124.5	9.8	Completed	276,000
Pelham Manor Shopping Plaza (1)	Westchester	2004	61.4	2.6	Completed	320,000
161st Street (2)	Bronx	2005	61.6	5.1	TBD	230,000
Atlantic Avenue (3)	Brooklyn	2007	22.0	0.1	Completed	110,000
Canarsie Plaza	Brooklyn	2007	80.3	9.8	Completed	279,000
CityPoint (4)	Brooklyn	2007	81.8	118.2	TBD	550,000
Sherman Plaza	Manhattan	2005	33.4	TBD	TBD	TBD

Total			$508.2	$145.6		1,950,000

Notes:
 TBD – To be determined
(1) Acadia-P/A acquired a ground lease interest at this property.
(2) Currently operating but redevelopment activities have commenced.
(3) P/A is not a partner in this project.
(4) Fund II acquired a ground lease interest at this property.

On June 30, 2010, Fund II acquired all of CUIP’s 75.25% interests in CityPoint for $9.2 million, consisting of a current cash payment of $2.0 million and deferred payments, potentially through 2020, aggregating $7.2 million, as well as the assumption of CUIP’s share of the first mortgage debt representing $19.6 million. Reference is made to Note 2 in our Consolidated Financial Statements, which begin on Page F-1 of this Form 10-K for a further discussion of this transaction.

RCP Venture

See “Property Acquisitions” in Item 1. of this Form 10-K for a table summarizing the RCP Venture investments from inception through December 31, 2010.

Fund III

During 2007, we formed Fund III with 14 institutional investors, including all of the investors from Fund I and a majority of the investors from Fund II with $502.5 million of committed discretionary capital. As of December 31, 2010, $96.5 million has been invested in Fund III, of which the Operating Partnership contributed $19.2 million.

Fund III has invested in the New York Urban/Infill Redevelopment Initiatives and other investments as further discussed in “PROPERTY ACQUISITIONS” in Item 1 of this Form 10-K. The projects are as follows:

Property	Location	Year acquired	Costs to date	Anticipated additional costs		Estimated construction completion	Square feet upon completion

Sheepshead Bay	Brooklyn, NY	2007	$22.8	$	TBD	TBD	TBD
125 Main Street	Westport, CT	2007	18.7		6.7	2nd half 2011	26,000

Total			$41.5		$6.7		26,000

Notes:
TBD – To be determined

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

During December 2010, Fund III, in a joint venture with an unaffiliated partner, acquired the 255,200 square foot White City Shopping Center in Shrewsbury, Massachusetts for $56.0 million.

During February 2011, Fund III, in a joint venture with an unaffiliated partner, acquired a three property portfolio (the “Portfolio”) for an aggregate purchase price of $51.9 million with $20.6 million of in-place mortgage financing assumed at closing. The Portfolio consists of three street-retail properties, aggregating 61,000 square feet, and is located in South Miami Beach, Florida.

During February 2011, Fund III, in a joint venture with an unaffiliated partner, acquired a 64,600 square foot single tenant retail property located in Silver Springs, Maryland, for approximately $9.8 million.

Notes Receivable

At December 31, 2010, our notes receivable, net aggregated $89.2 million, with accrued interest thereon of $7.6 million, and were collateralized by the underlying properties, the borrower’s ownership interest in the entities that own the properties and/or by the borrower’s personal guarantee. Effective interest rates on our notes receivable ranged from 10.0% to 24.0% with maturities through January 2017.

During December 2009, we made a loan for $8.6 million which bears interest at 14.5% and matures on June 30, 2011.

Other Investments

Acquisitions made during 2010, 2009 and 2008 are discussed in “PROPERTY ACQUISITIONS” in Item 1 of this Form 10-K:

Core Portfolio Property Redevelopment and Expansion

Our Core Portfolio redevelopment program focuses on selecting well-located neighborhood and community shopping centers and creating significant value through re-tenanting and property redevelopment. We currently have two properties in the early stages of redevelopment, Ledgewood Mall and Third Avenue.

Purchase of Convertible Notes

Purchases of the Notes has been another use of our liquidity. During 2009, we purchased an additional $57.0 million in face amount of our outstanding convertible notes for $46.7 million.

Share Repurchase

We have an existing share repurchase program that authorizes management, at its discretion, to repurchase up to $20.0 million of our outstanding Common Shares. The program may be discontinued or extended at any time and there is no assurance that we will purchase the full amount authorized. Under this program we have repurchased 2.1 million Common Shares, none of which were repurchased after December 2001. As of December 31, 2010, management may repurchase up to approximately $7.5 million of our outstanding Common Shares under this program.

SOURCES OF LIQUIDITY

We intend on using Fund III, as well as new funds that we may establish in the future, as the primary vehicles for our future acquisitions, including potential investments in the RCP Venture and New York Urban/Infill Redevelopment Initiative. Additional sources of capital for funding property acquisitions, redevelopment, expansion and re-tenanting and RCP Venture investments, are expected to be obtained primarily from (i) the issuance of public equity or debt instruments, (ii) cash on hand and cash flow from operating activities, (iii) additional debt financings, (iv) noncontrolling interests’ unfunded capital commitments of $325.2 million for Fund III and (v) future sales of existing properties.

During 2010, Fund II received capital contributions of $41.9 million to fund redevelopment projects and partially pay down a line of credit facility.

As of December 31, 2010, we had cash and cash equivalents on hand of $120.6 million and $103.9 million of additional capacity under existing debt facilities.

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

Asset Sales

Asset sales are an additional source of liquidity for us. In March 2010, we sold the Sterling Heights Shopping Center, which was owned through Fund I, for $2.3 million. During November 2009, we sold Blackman Plaza for $2.5 million, which resulted in a gain on sale of $1.5 million. During February 2009, we sold six locations in our Fund I’s Kroger/Safeway Portfolio for $14.6 million of which Fund I’s share of the sales proceeds amounted to $8.1 million after the repayment of the mortgage debt on these properties. During April 2008, we sold a residential complex located in Winston-Salem, North Carolina. These sales are discussed in “ASSET SALES AND CAPITAL/ASSET RECYCLING” in Item 1 of this Form 10-K.

Notes Receivable and Preferred Equity Repayment

Reference is made to Note 5 in our Consolidated Financial Statements, which begin on Page F-1 of this Form 10-K, for an overview of our notes receivable and preferred equity investment. During 2010, the following payments were received on these investements:

During April 2010, we received a $2.1 million first mortgage loan payment.

During September 2010, we received the full repayment of our $40.0 million preferred equity investment, which was secured by a portfolio of 18 properties located in Georgetown, Washington D.C., along with $9.4 million of preferred return.

Financing and Debt

At December 31, 2010, mortgage and convertible notes payable aggregated $854.9 million, net of unamortized premium of $0.1 million, and unamortized discount of $1.1 million, and were collateralized by 29 properties and related tenant leases. Interest rates on our outstanding indebtedness ranged from 0.86% to 7.34% with maturities that ranged from March 2011 to November 2032. Taking into consideration $71.5 million of notional principal under variable to fixed-rate swap agreements currently in effect, $415.0 million of the portfolio, or 49%, was fixed at a 5.7% weighted average interest rate and $439.9 million, or 51% was floating at a 3.4% weighted average interest rate. There is $385.7 million of debt maturing in 2011 at weighted average interest rates of 2.8%. Of this amount, $4.8 million represents scheduled annual amortization. The loans relating to $159.7 million of the 2011 maturities provide for extension options, which we believe we will be able to exercise. As it relates to maturities, we may not have sufficient cash on hand to repay such indebtedness and, as such, we may have to refinance this indebtedness or select other alternatives based on market conditions at that time.

The following table sets forth certain information pertaining to the Company’s secured credit facilities:

(dollars in millions) Borrower	Total available credit facilities	Amount borrowed as of December 31, 2009	2010 net borrowings (repayments) during the year ended December 31, 2010	Amount borrowed as of December 31, 2010	Letters of credit outstanding as of December 31, 2010	Amount available under credit facilities as of December 31, 2010

Acadia Realty, LP	$64.5	$30.0	$(29.0)	$1.0	$8.6	$54.9
Acadia Realty, LP	—	2.0	(2.0)	—	—	—
Fund II	40.0	48.2	(8.2)	40.0	—	—
Fund III	221.0	139.5	32.0	171.5	0.5	49.0

Total	$325.5	$219.7	$(7.2)	$212.5	$9.1	$103.9

Reference is made to Note 8 and Note 9 to our Consolidated Financial Statements, which begin on Page F-1 of this Form 10-K, for a summary of the financing and refinancing transactions since December 31, 2009.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

At December 31, 2010, maturities on our mortgage notes ranged from March 2011 to November 2032. In addition, we have non-cancelable ground leases at 24 of our shopping centers. We lease space for our White Plains corporate office for a term expiring in 2015. The following table summarizes our debt maturities, obligations under non-cancelable operating leases and construction commitments as of December 31, 2010:

	Payments due by period
Contractual obligations:	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
(dollars in millions)
Future debt maturities (1)	$855.9	$385.7	$156.8	$143.7	$169.7
Interest obligations on debt	120.7	33.2	42.1	28.4	17.0
Operating lease obligations	171.6	5.4	12.0	11.0	143.2
Construction commitments (2)	31.1	31.1	—	—	—

Total	$1,179.3	$455.4	$210.9	$183.1	$329.9

Notes:
(1) Includes $1.0 million of unamortized discount related to our convertible notes payable.

(2) In conjunction with the redevelopment of our Core Portfolio and Opportunity Fund properties, we have entered into construction commitments with general contractors. We intend to fund these requirements with existing liquidity.

OFF BALANCE SHEET ARRANGEMENTS

We have investments in the following joint ventures for the purpose of investing in operating properties. We account for these investments using the equity method of accounting as we have noncontrolling interests. As such, our financial statements reflect our share of income and loss from but not the assets and liabilities of these joint ventures.

Reference is made to Note 4 to our Consolidated Financial Statements, which begin on page F-1 of this Form 10-K, for a discussion of our unconsolidated investments. Our pro-rata share of unconsolidated debt related to those investments is as follows:

	Pro-rata share of mortgage debt Operating Partnership
(dollars in millions)		Interest rate at December 31, 2010

Investment			Maturity date

Crossroads	$30.1	5.37%	December 2014
Brandywine	36.9	5.99%	July 2016
White City	6.7	2.86%	December 2017

Total	$73.7

In addition, we have arranged for the provision of three separate letters of credit in connection with certain leases and investments. As of December 31, 2010 there were no outstanding balances under any of the letters of credit. If the letters of credit were fully drawn, the combined maximum amount of exposure would be $9.1 million.

In addition to our derivative financial instruments, one of our unconsolidated affiliates, White City, was a party to an interest rate LIBOR swap with a notional value of $20 million, which effectively fixes the interest rate at 5.5% and expires in December 2017. Our pro-rata share of the fair value of the derivative liability totaled $0.1 million at December 31, 2010.

HISTORICAL CASH FLOW

The following table compares the historical cash flow for the year ended December 31, 2010 (“2010”) with the cash flow for the year ended December 31, 2009 (“2009”).

	Years Ended December 31,
	2010	2009	Variance

(dollars in millions)

Net cash provided by operating activities	$44.4	$47.5	$(3.1)
Net cash used in investing activities	(60.7)	(123.4)	62.7
Net cash provided by financing activities	43.1	83.0	(39.9)

Totals	$26.8	$7.1	$19.7

A discussion of the significant changes in cash flow for 2010 versus 2009 is as follows:

The decrease of $3.1 million in net cash provided by operating activities was primarily attributable to the following:

Items which contributed to a decrease in cash from operating activities:
•	Additional cash used during 2010 to fund an escrow account with the proceeds from the CityPoint bond financing

Items which contributed to an increase in cash from operating activities:
•	An increase in distribution (primarily Albertson’s) of operating income from unconsolidated affiliates during 2010

The decrease of $62.7 million of net cash used in investing activities primarily resulted from the following:

Items which contributed to a decrease in cash from investing activities:
•	An additional $13.5 million in investments and advances to unconsolidated affiliates during 2010
•	An additional $12.0 million in proceeds from the sale of properties during 2009

Items which contributed to an increase in cash from investing activities:
•	A decrease of $54.3 million in expenditures for real estate, development and tenant installations during 2010
•	An increase of $28.4 million in repayments of notes receivable during 2010
•	A decrease of $9.4 million in advances of notes receivable during 2010

The $39.9 million decrease in net cash provided by financing activities resulted primarily from the following:

Items which contributed to a decrease in cash from financing activities:
•	A decrease of $84.2 million in borrowings during 2010
•	$65.2 million of additional cash from the issuance of Common Shares, net of costs, during 2009

Items which contributed to an increase in cash from financing activities:
•	A decrease of $54.8 million in repayments of mortgage debt during 2010
•	A decrease of $46.5 million in repayments of convertible notes during 2010
•	$7.9 million of additional contributions from noncontrolling interests during 2010

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

Valuation of Property Held for Use and Sale

On a quarterly basis, we review the carrying value of both properties held for use and for sale. We perform the impairment analysis by calculating and reviewing net operating income on a property-by-property basis. We evaluate leasing projections and perform other analyses to conclude whether an asset is impaired. We record impairment losses and reduce the carrying value of properties when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases where we do not expect to recover our carrying costs on properties held for use, we reduce our carrying cost to fair value. For properties held for sale, we reduce our carrying value to the fair value less costs to sell. For the years ended December 31, 2010, 2009 and 2008, no impairment losses on our properties were recognized. Management does not believe that the value of any properties in its portfolio was impaired as of December 31, 2010.

Investments in and Advances to Unconsolidated Joint Ventures

The Company periodically reviews its investment in unconsolidated joint ventures for other than temporary declines in market value. Any decline that is not expected to be recovered in the next twelve months is considered other than temporary and an impairment charge is recorded as a reduction in the carrying value of the investment. During the year ended December 31, 2009, the Company recorded a $3.8 million impairment reserve related to a Fund I unconsolidated joint venture. No impairment charges related to the Company’s investment in unconsolidated joint ventures were recognized for the years ended December 31, 2010 and 2008.

Bad Debts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make payments on arrearages in billed rents, as well as the likelihood that tenants will not have the ability to make payments on unbilled rents including estimated expense recoveries. We also maintain a reserve for straight-line rent receivables. For the years ended December 31, 2010 and 2009, the allowance for doubtful accounts totaled $7.5 million and $7.0 million, respectively. If the financial condition of our tenants were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Upon acquisitions of real estate, we assess the fair value of acquired assets (including land, buildings and improvements, and identified intangibles such as above and below market leases and acquired in-place leases and customer relationships) and acquired liabilities in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805 “Business Combinations” and ASC Topic 350 “Intangibles – Goodwill and Other,” and allocate purchase price based on these assessments. We assess fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property.

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

Information as of December 31, 2010

Our primary market risk exposure is to changes in interest rates related to our mortgage debt. See Note 8 to our Consolidated Financial Statements, which begin on page F-1 of this Form 10-K, for certain quantitative details related to our mortgage debt.

Currently, we manage our exposure to fluctuations in interest rates primarily through the use of fixed-rate debt and interest rate swap agreements. As of December 31, 2010, we had total mortgage and convertible notes payable of $854.9 million of which $415.0 million, or 49% was fixed-rate, inclusive of debt with rates fixed through the use of derivative financial instruments, and $439.9 million, or 51%, was variable-rate based upon LIBOR rates plus certain spreads. As of December 31, 2010, we were a party to seven interest rate swap transactions and one interest rate cap transaction to hedge our exposure to changes in interest rates with respect to $71.5 million and $28.9 million of LIBOR-based variable-rate debt, respectively. In addition, one of our unconsolidated partnerships was a party to an interest rate swap transaction with respect to $20.0 million of LIBOR-based variable-rate debt.

The following table sets forth information as of December 31, 2010 concerning our long-term debt obligations, including principal cash flows by scheduled maturity and weighted average interest rates of maturing amounts (dollars in millions):

Consolidated mortgage debt:

Year	Scheduled amortization	Maturities	Total	Weighted average interest rate

2011	$4.8	$379.8	$384.6	2.8%
2012	4.1	49.3	53.4	5.6%
2013	4.3	99.2	103.5	3.6%
2014	2.2	62.3	64.5	5.2%
2015	1.9	77.4	79.3	3.2%
Thereafter	7.6	162.0	169.6	5.8%

	$24.9	$830.0	$854.9

Mortgage debt in unconsolidated partnerships (at our pro-rata share):

Year	Scheduled amortization	Maturities	Total	Weighted average interest rate

2011	$0.1	$—	$0.1	n/a	%
2012	0.5	—	0.5	n/a	%
2013	0.5	—	0.5	n/a	%
2014	0.5	—	0.5	n/a	%
2015	0.5	28.0	28.5	5.4%
Thereafter	—	43.6	43.6	5.5%

	$2.1	$71.6	$73.7

$384.6 million of our total consolidated debt and $0.1 million of our pro-rata share of unconsolidated outstanding debt will become due in 2011. $53.4 million of our total consolidated debt and $0.5 million of our pro-rata share of unconsolidated debt will become due in 2012. As we intend on refinancing some or all of such debt at the then-existing market interest rates, which may be greater than the current interest rate, our interest expense would increase by approximately $4.4 million annually if the interest rate on the refinanced debt increased by 100 basis points. After giving effect to noncontrolling interests, the Company’s share of this increase would be $1.5 million. Interest expense on our variable debt of $439.9 million, net of variable to fixed-rate swap agreements currently in effect, as of December 31, 2010 would increase $4.4 million if LIBOR increased by 100 basis points. After giving effect to noncontrolling interests, the Company’s share of this increase would be $0.6 million. We may seek additional variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, we would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.

Based on our outstanding debt balances as of December 31, 2010, the fair value of our total consolidated outstanding debt would decrease by approximately $12.6 million if interest rates increase by 1%. Conversely, if interest rates decrease by 1%, the fair value of our total outstanding debt would increase by approximately $13.8 million.

As of December 31, 2010 and 2009, we had notes receivable and preferred equity investments of $89.2 million and $125.2 million, respectively. We determined the estimated fair value of our notes receivable and preferred equity investments as of December 31,

2010 and 2009 were $90.6 million and $126.4 million, respectively, by discounting future cash receipts utilizing a discount rate equivalent to the rate at which similar notes receivable would be originated under conditions then existing.

Based on our outstanding notes receivable and preferred equity investments balances as of December 31, 2010, the fair value of our total outstanding notes receivable and preferred equity investments would decrease by approximately $0.5 million if interest rates increase by 1%. Conversely, if interest rates decrease by 1%, the fair value of our total outstanding notes receivable and preferred equity investments would increase by approximately $0.5 million.

Summarized Information as of December 31, 2009

As of December 31, 2009, we had total mortgage and convertible notes payable of $780.1 million of which $439.0 million, or 56% was fixed-rate, inclusive of interest rate swaps, and $341.1 million, or 44%, was variable-rate based upon LIBOR plus certain spreads. As of December 31, 2009, we were a party to eight interest rate swap transactions and one interest rate cap transaction to hedge our exposure to changes in interest rates with respect to $83.4 million and $30.0 million of LIBOR-based variable-rate debt, respectively.

Interest expense on our variable debt of $341.1 million as of December 31, 2009 would have increased $3.4 million if LIBOR increased by 100 basis points. Based on our outstanding debt balances as of December 31, 2009, the fair value of our total outstanding debt would have decreased by approximately $18.3 million if interest rates increased by 1%. Conversely, if interest rates decreased by 1%, the fair value of our total outstanding debt would have increased by approximately $20.5 million.

Changes in Market Risk Exposures from 2009 to 2010

Our interest rate risk exposure from December 31, 2009 to December 31, 2010 has increased, as we had $341.1 million in variable-rate debt (or 44% of our total debt) at December 31, 2009, as compared to $439.9 million (or 51% of our total debt) in variable-rate debt at December 31, 2010. In addition, the amount of our total debt increased from $780.1 million at December 31, 2009 to $854.9 million at December 31, 2010. This increased amount of debt could expose us to greater fluctuations in the fair value of our debt.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements beginning on page F-1 are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

(i) Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(ii) Internal Control Over Financial Reporting

(a) Management’s Annual Report on Internal Control Over Financial Reporting

Management of Acadia Realty Trust is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13(a)-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 as required by the Securities Exchange Act of 1934 Rule 13(a)-15(c). In making this assessment, we used the criteria set forth in the framework in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Based on our evaluation under the COSO criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2010 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

BDO USA, LLP, an independent registered public accounting firm that audited our Financial Statements included in this Annual Report, has issued an attestation report on our internal control over financial reporting as of December 31, 2010, which appears in paragraph (b) of this Item 9A.

Acadia Realty Trust
White Plains, New York
February 28, 2011

(b) Attestation report of the independent registered public accounting firm

The Shareholders and Trustees of
Acadia Realty Trust

We have audited Acadia Realty Trust and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Acadia Realty Trust and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on a company’s internal control over financial reporting based on our audit.

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

In our opinion, Acadia Realty Trust and subsidiaries maintained in all material respects effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Acadia Realty Trust and subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated February 28, 2011 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
New York, New York
February 28, 2011

(c) Changes in internal control over financial reporting

There was no change in our internal control over financial reporting during our fourth fiscal quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None

PART III

In accordance with the rules of the SEC, certain information required by Part III is omitted and is incorporated by reference into this Form 10-K from our definitive proxy statement relating to our 2011 annual meeting of stockholders (our “2011 Proxy Statement”) that we intend to file with the SEC no later than April 29, 2011.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information under the following headings in the 2011 Proxy Statement is incorporated herein by reference:

•	“PROPOSAL 1 — ELECTION OF TRUSTEES”
•	“MANAGEMENT”
•	“SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE”

ITEM 11. EXECUTIVE COMPENSATION.

The information under the following headings in the 2011 Proxy Statement is incorporated herein by reference:

•	“ACADIA REALTY TRUST COMPENSATION COMMITTEE REPORT”
•	“COMPENSATION DISCUSSION AND ANALYSIS”
•	“EXECUTIVE AND TRUSTEE COMPENSATION”
•	“COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information under the heading “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” in the 2011 Proxy Statement is incorporated herein by reference.

The information under Item 5 of this Form 10-K under the heading “(c) Securities authorized for issuance under equity compensation plans” is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information under the following headings in the 2011 Proxy Statement is incorporated herein by reference:

•	“CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS”
•	“PROPOSAL 1 — ELECTION OF TRUSTEES—Trustee Independence”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information under the heading “AUDIT COMMITTEE INFORMATION” in the 2011 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

1. Financial Statements: See “Index to Financial Statements” at page F-1 below.
2. Financial Statement Schedule: See “Schedule III—Real Estate and Accumulated Depreciation” at page F-40 below.
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

Dated: February 28, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kenneth F. Bernstein (Kenneth F. Bernstein)	Chief Executive Officer, President and Trustee (Principal Executive Officer)	February 28, 2011

/s/ Michael Nelsen (Michael Nelsen)	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2011

/s/ Jonathan W. Grisham (Jonathan W. Grisham)	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2011

/s/ Douglas Crocker II (Douglas Crocker II)	Trustee	February 28, 2011

/s/ Lorrence T. Kellar (Lorrence T. Kellar)	Trustee	February 28, 2011

/s/ Wendy Luscombe (Wendy Luscombe)	Trustee	February 28, 2011

/s/ William T. Spitz (William T. Spitz)	Trustee	February 28, 2011

/s/ Lee S. Wielansky (Lee S. Wielansky)	Trustee	February 28, 2011

EXHIBIT INDEX

The following is an index to all exhibits filed with the Annual Report on Form 10-K other than those incorporated by reference herein:

Exhibit No.	Description

3.1	Declaration of Trust of the Company, as amended (1)

3.2	Fourth Amendment to Declaration of Trust (4)

3.3	Amended and Restated By-Laws of the Company (22)

3.4	Fifth Amendment to Declaration of Trust (32)

3.5	First Amendment the Amended and Restated Bylaws of the Company (32)

4.1	Voting Trust Agreement between the Company and Yale University dated February 27, 2002 (14)

10.1	1999 Share Option Plan (8) (21)

10.2	2003 Share Option Plan (16) (21)

10.3	Form of Share Award Agreement (17) (21)

10.4	Form of Registration Rights Agreement and Lock-Up Agreement (18)

10.5	Registration Rights and Lock-Up Agreement (RD Capital Transaction) (11)

10.6	Registration Rights and Lock-Up Agreement (Pacesetter Transaction) (11)

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

10.17

Mortgage, Assignment of Leases and Rents and Security Agreement from Acadia Cortlandt LLC to Bank of America, N.A. dated July 29, 2009 [Initial Advance], Note made by Acadia Cortlandt LLC in favor of Bank of America, N.A. dated July 29, 2009 [Initial Advance], Mortgage, Assignment of Leases and Rents and Security Agreement from Acadia Cortlandt LLC to Bank of America, N.A. dated July 29, 2009 [Future Advance] and Note made by Acadia Cortlandt LLC in favor of Bank of America, N.A. dated July 29, 2009 [Future Advance] (33)

10.18

Consolidated, Amended and Restated Term Loan Agreement among Acadia-PA East Fordham Acquisitions, LLC, and Fordham Place Office LLC as borrower and The lenders Party Hereto as lenders and Eurohypo AG, New York Branch as Administrative Agent; Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing made by Acadia-PA East Fordham Acquisitions, LLC, and Fordham Place Office LLC in favor of Eurohypo AG, New York Branch as Administrative Agent; Replacement Note between Acadia-PA East Fordham Acquisitions, LLC, and Fordham Place Office LLC and Amalgamated Bank; Replacement Note between Acadia-PA East Fordham Acquisitions, LLC, and Fordham Place Office LLC and Deutsche Genossenschafts – Hypothekenbank AG; Replacement Note between Acadia-PA East Fordham Acquisitions, LLC, and Fordham Place Office LLC and Eurohypo AG, New York Branch; and Replacement Note between Acadia-PA East Fordham Acquisitions, LLC, and Fordham Place Office LLC and TD Bank. All dated November 4, 2009. (35)

10.19	Fifth Amendment to Employment Agreement between the Company and Kenneth F. Bernstein dated August 5, 2008 (34)

10.20	Secured Promissory Note between RD Absecon Associates, L.P. and Fleet Bank, N.A. dated February 8, 2000 (7)

10.21	Promissory Note between 239 Greenwich Associates, L.P. and Greenwich Capital Financial Products, Inc. dated May 30, 2003 (18)

10.22	Open-End Mortgage, Assignment of Leases and Rents, and Security Agreement between 239 Greenwich Associates, L.P. and Greenwich Capital Financial Products, Inc. dated May 30, 2003 (18)

10.23	Promissory Note between Merrillville Realty, L.P. and Sun America Life Insurance Company dated July 7, 1999 (7)

10.24	Secured Promissory Note between Acadia Town Line, LLC and Fleet Bank, N.A. dated March 21, 1999 (7)

10.25	Promissory Note between RD Village Associates Limited Partnership and Sun America Life Insurance Company Dated September 21, 1999 (7)

10.26

First Amendment to Severance Agreements between the Company and Joel Braun Executive Vice President and Chief Investment Officer, Michael Nelsen, Senior Vice President and Chief Financial Officer, Robert Masters, Senior Vice President, General Counsel, Chief Compliance Officer and Secretary and Joseph Hogan, Senior Vice President and Director of Construction dated January 19, 2007 (21) (26)

10.27

Mortgage Agreement, $25.0 million Mortgage Note, $23.0 million Mortgage Note, Building Loan Agreement and General Assignment of Rents between Manufacturers and Traders Trust Company and Capital One, N.A. (the “Lending Group”) and Canarsie Plaza, LLC, all dated January 12, 2010 (34)

10.28	Third Amended and Restated Credit Agreement and Note among Acadia Strategic Opportunity Fund II, LLC and Bank of America, N.A., dated March 3, 2010 (34)

10.29

Loan Agreement between New York City Capital Resource Corporation (the “Issuer”) and Albee Retail Development LLC (the “Company”), Copy of the Promissory Note from the Company to the Issuer and The Bank of New York Mellon, as trustee (the “Trustee”), Indenture of Trust (the “Indenture”) between the Issuer and the Trustee, Mortgage and Security Agreement and Assignment of Leases and Rents (Acquisition Loan) from the Company to the Trustee, Mortgage and Security Agreement and Assignment of Leases and Rents (Building Loan) from the Company to the Trustee, Mortgage and Security Agreement and Assignment of Leases and Rents (Indirect Loan) from the Company to the Trustee, Building Loan Agreement among the Issuer, the Trustee and the Company, Pledge and Security Agreement from the Company to the Trustee, Bond Guarantee Agreement from the Company and Acadia Strategic Opportunity Fund II LLC (the “Parent”) to the Trustee, Project Completion Guarantee Agreement from the Company and the Parent to the Trustee, all dated as of July 1, 2010 (35)

10.30	Amended and Restated Note Agreement made by Albee Development LLC in favor of Bank of America, N.A., dated August 19, 2010 (35)

Exhibit No.	Description

10.31	Third Loan Extension and Modification Agreement by and among Acadia-P/A 161ST Street, LLC (Borrower), Acadia-P/A Holdings Company, LLC (Guarantor) and Bank of America, N.A., dated July 9, 2010 (35)

10.32

Fourth Amendment to Project Loan Agreement and Amendment of Certain Other Loan Documents by and between P/A-Acadia Pelham Manor, LLC and U.S. Bank National Association, Not Individually but Solely as Trustee for the Maiden Lane Commercial Mortgage-Backed Securities Trust 2008-1 dated August 26, 2010 (35)

10.33	Term Loan Agreement between Acadia Realty L.P. and The Dime Savings Bank of New York, dated March 30, 2000 (10)

10.34	Mortgage Agreement between Acadia Realty L.P. and The Dime Savings Bank of New York, dated March 30, 2000 (10)

10.35	Second Mortgage Modification Agreement by and between Acadia-P/A Liberty LLC and PNC Bank, National Association dated September 17, 2010 (35)

10.36

Amended and Restated Loan Agreement among Acadia Cortlandt LLC and Bank of America, N.A., Note between Acadia Cortlandt LLC and Bank of America, N.A., Note Consolidation and Modification Agreement between Acadia Cortlandt LLC and Bank of America, N.A., Note between Acadia Cortlandt LLC and Bank of America, N.A., Mortgage Consolidation and Modification Agreement between Acadia Cortlandt LLC and Bank of America, N.A., Mortgage Security Agreement between Acadia Cortlandt LLC and Bank of America, N.A. and Amended and Restated Guaranty Agreement between Acadia Cortlandt LLC and Bank of America, N.A., all dated October 26, 2010 (36)

10.37

Agreement of Modification of Note Consolidation and Modification Agreement between Acadia Tarrytown LLC and Anglo Irish Bank Corporation Limited dated November 5, 2010 but deemed effective as of October 30, 2010 (36)

10.38

Second Amendment to Building Loan Agreement and the Second Amendment to Project Loan Agreement and Amendment of Certain Other Loan Documents by and between Acadia Atlantic Avenue, LLC and U.S. Bank National Association, Not Individually But Solely as Trustee for the Maiden Lane Commercial Mortgage-Backed Securities Trust 2008-1, both dated October 20, 2010 (36)

10.39	Fourth Amended and Restated Credit Agreement among Acadia Strategic Opportunity Fund II, LLC and Bank of America, N.A. dated December 22, 2010 (36)

10.40

Loan Agreement among P/A-Acadia Pelham Manor, LLC and Bank of America, N.A., Note between P/A-Acadia Pelham Manor, LLC and Bank of America, N.A., Note between P/A-Acadia Pelham Manor, LLC and Bank of America, N.A., Note Consolidation and Modification Agreement between P/A-Acadia Pelham Manor, LLC and Bank of America, N.A., Fee and Leasehold Mortgage, Assignment of Leases and Rents and Security Agreement between P/A-Acadia Pelham Manor, LLC and Bank of America, N.A., Fee and Leasehold Mortgage Consolidation and Modification Agreement between P/A-Acadia Pelham Manor, LLC and Bank of America, N.A. and Guaranty Agreement between P/A-Acadia Pelham Manor, LLC and Bank of America, N.A., all dated December 1, 2010 (36)

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

10.51	Mortgage, Assignment of Leases and Rents and Security Agreement between Acadia Crescent Plaza, LLC and Greenwich Capital Financial Products, Inc. dated August 31, 2005 (22)

Exhibit No.	Description

10.52	Mortgage, Assignment of Leases and Rents and Security Agreement between Pacesetter/Ramapo Associates and Greenwich Capital Financial Products, Inc. dated October 17, 2005 (22)

10.53	Loan Agreement between RD Elmwood Associates, L.P. and Bear Stearns Commercial Finance Mortgage, Inc. dated December 9, 2005 (35)

10.54	Mortgage and Security Agreement between RD Elmwood Associates, L.P. and Bear Stearns Commercial Finance Mortgage, Inc. dated December 9, 2005 (22)

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

10.60	Loan Agreement between Bank of America, N.A. and RD Branch Associates, LP dated December 19, 2006. (26)

10.61	Loan Agreement between 239 Greenwich Associates Limited Partnership and Wachovia Bank, National Association dated January 25, 2007. (35)

10.62	Revolving Credit Agreement between Acadia Realty Limited Partnership and Washington Mutual Bank dated March 29, 2007. (28)

10.63	Loan Agreement between Acadia Merrillville Realty, L.P. and Bear Stearns Commercial Mortgage, Inc dated July 2, 2007. (35)

10.64	Promissory Note between Acadia Merrillville Realty, L.P. and Bear Stearns Commercial Mortgage, Inc dated July 2, 2007. (29)

10.65	Loan Agreement Note between APA 216th Street and Bank of America, N.A. dated September 11, 2007. (29)

10.66	Promissory Note between APA 216th Street and Bank of America, N.A. dated September 11, 2007. (29)

10.67	Acquisition and Project Loan agreement between Acadia – PA East Fordham Acquisitions, LLC and Eurohypo AG, New York Branch dated October 5, 2007 (35)

Exhibit No.	Description

10.68	Building Loan Agreement between Acadia – PA East Fordham Acquisitions, LLC and Eurohypo AG, New York Branch dated October 5, 2007 (30)

10.69	Revolving credit agreement between Acadia Strategic Opportunity Fund III, LLC. and Bank of America, N.A. dated October 10, 2007 (35)

10.70	Mortgage Consolidation and Modification Agreement between Acadia Tarrytown LLC and Anglo Irish Bank Corporation, PLC dated October 30, 2007 (35)

10.71	Project Loan Agreement between P/A – Acadia Pelham Manor, LLC and Bear Stearns Commercial Mortgage, Inc. dated December 10, 2007 (35)

10.72	Building Loan Agreement P/A – Acadia Pelham Manor, LLC and Bear Stearns Commercial Mortgage, Inc. dated December 10, 2007 (35)

10.73	Project Loan Agreement between Acadia Atlantic Avenue, LLC and Bear Stearns Commercial Mortgage, Inc. dated December 26, 2007 (35)

10.74	Building Loan Agreement between Acadia Atlantic Avenue, LLC and Bear Stearns Commercial Mortgage, Inc. dated December 26, 2007 (35)

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

10.79	Amended and Restated Agreement of Limited Partnership of the Operating Partnership (11)

10.80	First and Second Amendments to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership (11)

10.81	Third Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership (18)

10.82	Fourth Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership (18)

21	List of Subsidiaries of Acadia Realty Trust (36)

23.1	Consent of Registered Public Accounting Firm to incorporation by reference its reports into Forms S-3 and Forms S-8 (36)

31.1	Certification of Chief Executive Officer pursuant to rule 13a–14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (36)

31.2	Certification of Chief Financial Officer pursuant to rule 13a–14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (36)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (36)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (36)

Exhibit No.	Description

99.1	Certificate of Designation of Series A Preferred Operating Partnership Units of Limited Partnership Interest of Acadia Realty Limited Partnership (2)

99.2	Certificate of Designation of Series B Preferred Operating Partnership Units of Limited Partnership Interest of Acadia Realty Limited Partnership (18)

Notes:

(1)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal Year ended December 31, 1994

(2)	Incorporated by reference to the copy thereof filed as an Exhibit to Company’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 1997

(3)	Incorporated by reference to the copy thereof filed as an Exhibit to Company’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 1998

(4)	Incorporated by reference to the copy thereof filed as an Exhibit to Company’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 1998

(5)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Registration Statement on Form S-11 (File No.33-60008)

(6)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form10-K filed for the fiscal year ended December 31, 1998

(7)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form10-K filed for the fiscal year ended December 31, 1999

(8)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Registration Statement on Form S-8 filed September 28, 1999

(9)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Form 8-K filed on April 20, 1998

(10)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Form 10-K filed for the fiscal year ended December 31, 2000

(11)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Registration Statement on Form S-3 filed on March 3, 2000

(12)	Incorporated by reference to the copy thereof filed as an Exhibit to Company’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 2001

(13)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001

(14)	Incorporated by reference to the copy thereof filed as an Exhibit to Yale University’s Schedule 13D filed on September 25, 2002

(15)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2002

(16)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Definitive Proxy Statement on Schedule 14A filed April 29, 2003.

(17)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Current Report on Form 8-K filed on July 2, 2003

(18)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2003

(19)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2004.

(20)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2004.

(21)	Management contract or compensatory plan or arrangement.

(22)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2005.

(23)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Current Report on Form 8-K filed on January 4, 2006

(24)	Incorporated by reference to the copy thereof filed as an Exhibit to Company’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2006

(25)	Incorporated by reference to the copy thereof filed as an Exhibit to Company’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 2006

(26)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Current Report on Form 8-K filed on January 19, 2007

(27)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2006.

(28)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2007.

(29)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 2007.

(30)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Quarterly Report on Form 10-K filed for the year ended December 31, 2007.

(31)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2008.

(32)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2009.

(33)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 2009.
(34)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2010.

(35)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 2010.

(36)	Filed herewith.

ACADIA REALTY TRUST AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Shareholders and Trustees of
Acadia Realty Trust

We have audited the accompanying consolidated balance sheets of Acadia Realty Trust and subsidiaries (the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010. In connection with our audits of the financial statements we have also audited the accompanying financial statement schedule listed on page F-1. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Acadia Realty Trust and subsidiaries at December 31, 2010, and 2009 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with generally accepted accounting principles in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Acadia Realty Trust and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 28, 2011 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, New York
February 28, 2011

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009

	(dollars in thousands)
ASSETS
Operating real estate
Land	$222,786	$221,740
Buildings and improvements	915,221	838,828
Construction in progress	4,400	2,575

	1,142,407	1,063,143
Less: accumulated depreciation	219,920	191,307

Net operating real estate	922,487	871,836
Real estate under development	243,892	137,340
Notes receivable and preferred equity investment, net	89,202	125,221
Investments in and advances to unconsolidated affiliates	31,036	51,712
Cash and cash equivalents	120,592	93,808
Cash in escrow	28,610	8,582
Rents receivable, net	18,044	16,713
Deferred charges, net of amortization	25,730	28,311
Acquired lease intangibles, net of amortization	18,622	22,382
Prepaid expenses and other assets	22,463	22,003
Assets of discontinued operations	4,128	4,556

Total assets	$1,524,806	$1,382,464

LIABILITIES AND SHAREHOLDERS’ EQUITY
Mortgages payable	$806,212	$732,287
Convertible notes payable, net of unamortized discount of $1,063 and $2,105, respectively	48,712	47,910
Distributions in excess of income from, and investments in, unconsolidated affiliates	20,884	20,589
Accounts payable and accrued expenses	27,691	17,548
Dividends and distributions payable	7,427	7,377
Acquired lease intangibles, net of amortization	5,737	6,753
Other liabilities	20,621	17,523

Total liabilities	937,284	849,987

SHAREHOLDERS’ EQUITY
Common shares, $.001 par value, authorized 100,000,000 shares, issued and outstanding 40,254,525 and 39,787,018 shares, respectively	40	40
Additional paid-in capital	303,823	299,014
Accumulated other comprehensive loss	(2,857)	(2,994)
Retained earnings	17,206	16,125

Total Shareholders’ equity	318,212	312,185
Noncontrolling interests	269,310	220,292

Total equity	587,522	532,477

Total liabilities and equity	$1,524,806	$1,382,464

The accompanying notes are an integral part of these consolidated financial statements

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
	2010	2009	2008

	(dollars in thousands except per share amounts)
Revenues
Rental income	$106,913	$95,716	$77,120
Mortgage interest income	19,161	19,698	11,163
Expense reimbursements	22,030	20,982	16,789
Lease termination income	290	2,751	23,961
Management fee income	1,424	1,961	3,434
Other	2,140	4,595	1,099

Total revenues	151,958	145,703	133,566

Operating Expenses
Property operating	30,914	29,651	23,917
Real estate taxes	18,245	16,812	12,123
General and administrative	20,220	22,013	24,545
Depreciation and amortization	40,115	36,634	32,749
Abandonment of project costs	—	2,487	630
Reserve for notes receivable	—	1,734	4,392

Total operating expenses	109,494	109,331	98,356

Operating income	42,464	36,372	35,210

Equity in earnings (losses) of unconsolidated affiliates	10,971	(1,529)	19,906
Impairment of investment in unconsolidated affiliate	—	(3,768)	—
Other interest income	408	642	3,370
Gain from bargain purchase	33,805	—	—
Gain on debt extinguishment	—	7,057	1,523
Interest and other finance expense	(34,471)	(32,154)	(28,893)
Gain on sale of land	—	—	763

Income from continuing operations before income taxes	53,177	6,620	31,879
Income tax expense	(2,890)	(1,541)	(3,362)

Income from continuing operations	50,287	5,079	28,517

Discontinued operations
Operating income from discontinued operations	380	484	1,738
Gain on sale of property	—	7,143	7,182

Income from discontinued operations	380	7,627	8,920

Net income	50,667	12,706	37,437

(Income) loss attributable to noncontrolling interests in subsidiaries:
Continuing operations	(20,307)	23,472	(11,438)
Discontinued operations	(303)	(5,045)	(931)

Net (income) loss attributable to noncontrolling interests in subsidiaries	(20,610)	18,427	(12,369)

Net income attributable to Common Shareholders	$30,057	$31,133	$25,068

Basic earnings per share
Income from continuing operations	$0.75	$0.75	$0.51
Income from discontinued operations	—	0.07	0.23

Basic earnings per share	$0.75	$0.82	$0.74

Diluted earnings per share
Income from continuing operations	$0.74	$0.75	$0.50
Income from discontinued operations	—	0.07	0.23

Diluted earnings per share	$0.74	$0.82	$0.73

The accompanying notes are an integral part of these consolidated financial statements

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Common Shareholders’ Equity	Noncontrolling Interests	Total Share-holders’ Equity

	Common Shares
(amounts in thousands, except per share amounts)	Shares	Amount

Balance at January 1, 2008	32,184	$32	$236,967	$(953)	$13,671	$249,717	$171,111	$420,828

Employee Restricted Share awards	137	—	2,917	—	—	2,917	1,863	4,780
Dividends declared ($1.39 per Common Share)	—	—	(20,385)	—	(25,068)	(45,453)	(1,192)	(46,645)
Employee exercise of 110,245 options to purchase Common Shares	110	—	841	—	—	841	—	841
Common Shares issued under Employee Share Purchase Plan	7	—	180	—	—	180	—	180
Issuance of Common Shares to Trustees	2	—	81	—	—	81	—	81
Employee Restricted Shares cancelled	(83)	—	(1,997)	—	—	(1,997)	—	(1,997)
Conversion options on Convertible Notes purchased (Note 9)	—	—	(77)	—	—	(77)	—	(77)
Noncontrolling interest distributions	—	—	—	—	—	—	(15,347)	(15,347)
Noncontrolling interest contributions	—	—	—	—	—	—	46,014	46,014

	32,357	32	218,527	(953)	(11,397)	206,209	202,449	408,658

Comprehensive income:
Net income	—	—	—	—	25,068	25,068	12,369	37,437
Unrealized loss on valuation of swap agreements	—	—	—	(4,179)	—	(4,179)	(421)	(4,600)
Reclassification of realized interest on swap agreements	—	—	—	624	—	624	109	733

Total comprehensive income	—	—	—	(3,555)	25,068	21,513	12,057	33,570

Balance at December 31, 2008	32,357	$32	$218,527	$(4,508)	$13,671	$227,722	$214,506	$442,228

Conversion of 15,666 OP Units to Common Shares by limited partners of the Operating Partnership	16	—	90	—	—	90	(90)	—
Issuance of Common Shares, net of issuance costs	5,750	6	65,216	—	—	65,222	—	65,222
Issuance of Common Shares through special dividend	1,287	2	16,190	—	—	16,192	—	16,192
Employee Restricted Share awards	253	—	2,957	—	—	2,957	890	3,847
Dividends declared ($0.75 per Common Share)	—	—	—	—	(28,679)	(28,679)	(795)	(29,474)
Employee exercise of 258,900 options to purchase Common Shares	259	—	1,556	—	—	1,556	—	1,556
Common Shares issued under Employee Share Purchase Plan	9	—	106	—	—	106	—	106
Issuance of Common Shares to Trustees	25	—	635	—	—	635	—	635
Employee Restricted Shares cancelled	(359)	—	(5,423)	—	—	(5,423)	—	(5,423)
Deferred shares converted to Common Shares	190	—	—	—	—	—	—	—
Conversion options on Convertible Notes
purchased (Note 9)	—	—	(840)	—	—	(840)	—	(840)
Noncontrolling interest distributions	—	—	—	—	—	—	(1,624)	(1,624)
Noncontrolling interest contributions	—	—	—	—	—	—	25,653	25,653

	39,787	40	299,014	(4,508)	(15,008)	279,538	238,540	518,078

Comprehensive income (loss):
Net income (loss)	—	—	—	—	31,133	31,133	(18,427)	12,706
Unrealized loss on valuation of swap agreements	—	—	—	(912)	—	(912)	(140)	(1,052)
Reclassification of realized interest on swap agreements	—	—	—	2,426	—	2,426	319	2,745

Total comprehensive income (loss)	—	—	—	1,514	31,133	32,647	(18,248)	14,399

Balance at December 31, 2009	39,787	$40	$299,014	$(2,994)	$16,125	$312,185	$220,292	$532,477

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

				Accumulated		Total		Total
			Additional	Other		Common		Share-
	Common Shares		Paid-in	Comprehensive	Retained	Shareholders’	Noncontrolling	holders’
(amounts in thousands, except per share amounts)	Shares	Amount	Capital	Loss	Earnings	Equity	Interests	Equity

Conversion of 364,615 OP Units to Common Shares by limited partners of the Operating Partnership	365	—	3,240	—	—	3,240	(3,240)	—
Employee Restricted Share awards	133	—	2,060	—	—	2,060	1,778	3,838
Dividends declared ($0.72 per Common Share)	—	—	—	—	(28,976)	(28,976)	(723)	(29,699)
Exercise of Trustees options	7	—	109	—	—	109	—	109
Common Shares issued under Employee Share Purchase Plan	6	—	100	—	—	100	—	100
Issuance of Common Shares to Trustees	13	—	266	—	—	266	—	266
Employee Restricted Shares cancelled	(57)	—	(966)	—	—	(966)	—	(966)
Noncontrolling interest distributions	—	—	—	—	—	—	(2,892)	(2,892)
Noncontrolling interest contributions	—	—	—	—	—	—	33,556	33,556

	40,254	40	303,823	(2,994)	(12,851)	288,018	248,771	536,789

Comprehensive income:
Net income	—	—	—	—	30,057	30,057	20,610	50,667
Unrealized loss on valuation of swap agreements	—	—	—	(2,329)	—	(2,329)	(354)	(2,683)
Reclassification of realized interest on swap agreements	—	—	—	2,466	—	2,466	283	2,749

Total comprehensive income	—	—	—	137	30,057	30,194	20,539	50,733

Balance at December 31, 2010	40,254	$40	$303,823	$(2,857)	$17,206	$318,212	$269,310	$587,522

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2010	2009	2008

	(dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$50,667	$12,706	$37,437
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,553	37,242	34,908
Gain from bargain purchase	(33,805)	—	—
Gain on sale of property	—	(7,143)	(7,945)
Gain on debt extinguishment	—	(7,057)	(1,523)
Amortization of discount on convertible debt	1,042	1,280	2,101
Non-cash accretion of notes receivable	(6,164)	(5,352)	(2,367)
Share compensation expense	4,104	3,969	3,434
Equity in (earnings) losses of unconsolidated affiliates	(10,971)	1,529	(19,906)
Impairment of investment in unconsolidated affiliate	—	3,768	—
Distributions of operating income from unconsolidated affiliates	12,124	880	14,420
Reserve for notes receivable	—	1,734	4,392
Provision for bad debt	3,331	4,132	3,593
Other, net	906	7,457	6,704
Changes in assets and liabilities:
Cash in escrows	(20,028)	(1,788)	(157)
Rents receivable	(4,662)	(8,370)	(2,305)
Prepaid expenses and other assets, net	1,889	8,156	(15,865)
Accounts payable and accrued expenses	1,874	(5,902)	8,368
Other liabilities	3,517	221	1,228

Net cash provided by operating activities	44,377	47,462	66,517

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in real estate	(80,520)	(127,322)	(245,033)
Deferred acquisition and leasing costs	(3,904)	(11,368)	(6,068)
Investments in and advances to unconsolidated affiliates	(19,116)	(5,603)	(7,918)
Return of capital from unconsolidated affiliates	785	4,705	4,052
Repayments of notes receivable	42,010	13,614	19,922
Increase in notes receivable	—	(9,362)	(90,847)
Proceeds from sale of property	—	11,956	23,627

Net cash used in investing activities	(60,745)	(123,380)	(302,265)

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2010	2009	2008

	(dollars in thousands)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on mortgage notes	(127,823)	(182,610)	(68,412)
Proceeds received on mortgage notes	175,793	260,065	281,192
Redemption of convertible notes payable	(240)	(46,736)	(6,042)
Increase in deferred financing and other costs	(6,830)	(1,755)	(1,763)
Capital contributions from noncontrolling interests	33,556	25,653	46,014
Distributions to noncontrolling interests	(1,638)	(2,879)	(16,183)
Dividends paid to Common Shareholders	(28,909)	(30,163)	(34,710)
Proceeds from issuance of Common Shares, net of issuance costs	—	65,222	—
Repurchase and cancellation of Common Shares	(966)	(5,424)	(2,102)
Common Shares issued under Employee Share Purchase Plan	100	106	261
Exercise of options to purchase Common Shares	109	1,556	841

Net cash provided by financing activities	43,152	83,035	199,096

Increase (decrease) in cash and cash equivalents	26,784	7,117	(36,652)
Cash and cash equivalents, beginning of period	93,808	86,691	123,343

Cash and cash equivalents, end of period	$120,592	$93,808	$86,691

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, including capitalized interest of $2,903, $3,516, and $6,779, respectively	$34,823	$33,699	$33,778

Cash paid for income taxes	$1,263	$777	$6,633

Supplemental disclosure of non-cash investing and financing activities:

Acquisition of real estate through assumption of debt	$—	$—	$39,967

Dividends paid through the issuance of Common Shares	$—	$16,192	$—

Acquisition of interest in unconsolidated affiliates:

Real Estate, net	$(108,000)	$—	$—
Assumption of mortgage debt	25,990	—	—
Gain from bargain purchase	33,805	—	—
Other assets and liabilities	7,532	—	—
Investment in unconsolidated affiliates	37,824	—	—

Cash included in investment in real estate	$(2,849)	$—	$—

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

As of December 31, 2010, the Company operated 79 properties, which it owns or has an ownership interest in, principally located in the Northeast, Mid-Atlantic and Midwest regions of the United States.

All of the Company’s assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership (the “Operating Partnership”) and entities in which the Operating Partnership owns a controlling interest. As of December 31, 2010, the Trust controlled 99% of the Operating Partnership as the sole general partner. As the general partner, the Trust is entitled to share, in proportion to its percentage interest, in the cash distributions and profits and losses of the Operating Partnership. The limited partners represent entities or individuals who contributed their interests in certain properties or entities to the Operating Partnership in exchange for common or preferred units of limited partnership interest (“Common or Preferred OP Units”). Limited partners holding Common OP Units are generally entitled to exchange their units on a one-for-one basis for common shares of beneficial interest of the Trust (“Common Shares”). This structure is referred to as an umbrella partnership REIT or “UPREIT.”

The Company formed Acadia Strategic Opportunity Fund I, LP (“Fund I”), and formed Acadia Mervyn Investors I, LLC (“Mervyns I”), with four institutional investors. The Operating Partnership committed a total of $20.0 million to Fund I and Mervyns I, and the four institutional shareholders committed a total of $70.0 million for the purpose of acquiring real estate investments. As of December 31, 2010, Fund I was fully invested, with the Operating Partnership having contributed $16.5 million to Fund I and $2.7 million to Mervyns I.

The Operating Partnership is the general partner of Fund I and sole managing member of Mervyns I, with a 22.2% interest in both Fund I and Mervyns I and is also entitled to a profit participation in excess of its invested capital based on certain investment return thresholds (“Promote”). Cash flow is distributed pro-rata to the partners and members (including the Operating Partnership) until they receive a 9% cumulative return (“Preferred Return”), and the return of all capital contributions. Thereafter, remaining cash flow (which is net of distributions and fees to the Operating Partnership for management, asset management, leasing, construction and legal services) is distributed 20% to the Operating Partnership as a Promote and 80% to the partners (including the Operating Partnership). As all contributed capital and accumulated preferred return has been distributed to investors, the Operating Partnership is currently entitled to a Promote on all earnings and distributions.

The Company formed Acadia Strategic Opportunity Fund II, LLC (“Fund II”), and formed Acadia Mervyn Investors II, LLC (“Mervyns II”), with the investors from Fund I as well as two additional institutional investors with a total of $300.0 million of committed discretionary capital. The Operating Partnership’s share of committed capital is $60.0 million. The Operating Partnership is the managing member with a 20% interest in both Fund II and Mervyns II. The terms and structure of Fund II and Mervyns II are substantially the same as Fund I and Mervyns I, including the Promote structure, with the exception that the Preferred Return is 8%. As of December 31, 2010, the Operating Partnership had contributed $45.4 million to Fund II and $7.6 million to Mervyns II.

The Company formed Acadia Strategic Opportunity Fund III LLC (“Fund III”) with fourteen institutional investors, including a majority of the investors from Fund I and Fund II with a total of $502.5 million of committed discretionary capital. The Operating Partnership’s share of the invested capital is $100.0 million and it is the managing member with a 19.9% interest in Fund III. The terms and structure of Fund III are substantially the same as the previous Funds I and II, including the Promote structure, with the exception that the Preferred Return is 6%. As of December 31, 2010, the Operating Partnership had contributed $19.2 million to Fund III.

Principles of Consolidation

The consolidated financial statements include the consolidated accounts of the Company and its controlling investments in partnerships and limited liability companies in which the Company has control in accordance Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810 “Consolidation” (“ASC Topic 810”). The ownership interests of other investors in these entities are recorded as noncontrolling interests. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in entities for which the Company has the ability to exercise significant influence over, but does not have financial or operating control, are accounted for using the equity method of accounting. Accordingly, the Company’s share of the earnings (or losses) of these entities are included in consolidated net income.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Basis of Presentation and Summary of Significant Accounting Policies, continued

Principles of Consolidation, continued

Variable interest entities are accounted for within the scope of ASC Topic 810 and are required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is the enterprise that has the power to direct the activities that most significantly impact the variable interest entity’s economic performance and the obligation to absorb losses or the right to receive benefits of the variable interest entity that could be significant to the variable interest entity. Management has evaluated the applicability of ASC Topic 810 to its investments in certain joint ventures and determined that these joint ventures are not variable interest entities or that the Company is not the primary beneficiary and, therefore, consolidation of these ventures is not required. These investments are accounted for using the equity method.

Investments in and Advances to Unconsolidated Joint Ventures

The Company accounts for its investments in unconsolidated joint ventures using the equity method as it does not exercise control over significant asset decisions such as buying, selling or financing nor is it the primary beneficiary under ASC Topic 810, as discussed above. The Company does have significant influence over the investments which requires equity method accounting. Under the equity method, the Company increases its investment for its proportionate share of net income and contributions to the joint venture and decreases its investment balance by recording its proportionate share of net loss and distributions. The Company recognizes income for distributions in excess of its investment where there is no recourse to the Company. For investments in which there is recourse to the Company, distributions in excess of the investment are recorded as a liability. Although the Company accounts for its investment in Albertson’s (Note 4) under the equity method of accounting, the Company adopted the policy of not recording its equity in earnings or losses of this unconsolidated affiliate until it receives the audited financial statements of Albertson’s to support the equity earnings or losses in accordance with ASC Topic 323 “Investments – Equity Method and Joint Ventures”.

The Company periodically reviews its investment in unconsolidated joint ventures for other than temporary losses in investment value. Any decline that is not expected to be recovered is considered other than temporary and an impairment charge is recorded as a reduction in the carrying value of the investment. During the years ended December 31, 2010, 2009 and 2008, impairment charges related to the Company’s investment in unconsolidated joint ventures were $0.0 million, $3.8 million and $0.0 million, respectively.

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

Real Estate

Real estate assets are stated at cost less accumulated depreciation. Expenditures for acquisition, development, construction and improvement of properties, as well as significant renovations are capitalized. Interest costs are capitalized until construction is substantially complete and the real estate is ready for its intended use. Construction in progress includes costs for significant property expansion and redevelopment. Depreciation is computed on the straight-line basis over estimated useful lives of 30 to 40 years for buildings, the shorter of the useful life or lease term for tenant improvements and five years for furniture, fixtures and equipment. Expenditures for maintenance and repairs are charged to operations as incurred.

Upon acquisitions of real estate, the Company assesses the fair value of acquired assets (including land, buildings and improvements, and identified intangibles such as above and below market leases and acquired in-place leases and customer relationships) and acquired liabilities in accordance with ASC Topic 805 “Business Combinations” and ASC Topic 350 “Intangibles – Goodwill and

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Basis of Presentation and Summary of Significant Accounting Policies, continued

Real Estate, continued

Other”, and allocates acquisition price based on these assessments. Fixed-rate renewal options have been included in the calculation of the fair value of acquired leases. To the extent there were fixed-rate options at below-market rental rates, the Company included these along with the current term below-market rent in arriving at the fair value of the acquired leases. The discounted difference between contract and market rents is being amortized over the remaining applicable lease term, inclusive of any option periods. The Company assesses fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property.

The Company reviews its long-lived assets used in operations for impairment when there is an event, or change in circumstances that indicates that the carrying amount may not be recoverable. The Company records impairment losses and reduces the carrying value of properties when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases where the Company does not expect to recover its carrying costs on properties held for use, the Company reduces its carrying cost to fair value, and for properties held for sale, the Company reduces its carrying value to the fair value less costs to sell. During the years ended December 31, 2010, 2009 and 2008, no impairment losses were recognized. Management does not believe that the values of its properties within the portfolio are impaired as of December 31, 2010.

Sale of Real Estate

The Company recognizes property sales in accordance with ASC Topic 970 “Real Estate”. The Company generally records the sales of operating properties and outparcels using the full accrual method at closing when the earnings process is deemed to be complete. Sales not qualifying for full recognition at the time of sale are accounted for under other appropriate deferral methods.

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

Deferred Costs

Fees and costs paid in the successful negotiation of leases are deferred and amortized on a straight-line basis over the terms of the respective leases. Fees and costs incurred in connection with obtaining financing are deferred and amortized over the term of the related debt obligation.

Management Contracts

Income from management contracts is recognized on an accrual basis as such fees are earned. The initial acquisition cost of the management contracts are amortized over the estimated lives of the contracts acquired.

Revenue Recognition and Accounts Receivable

Leases with tenants are accounted for as operating leases. Minimum rents are recognized on a straight-line basis over the term of the respective leases, beginning when the tenant is entitled to take possession of the space. As of December 31, 2010 and 2009, included in rents receivable, net on the accompanying consolidated balance sheets, unbilled rents receivable relating to straight-lining of rents were $17.1 million and $12.7 million, respectively. Certain of these leases also provide for percentage rents based upon the level of sales achieved by the tenant. Percentage rent is recognized in the period when the tenants’ sales breakpoint is met. In addition, leases typically provide for the reimbursement to the Company of real estate taxes, insurance and other property operating expenses. These reimbursements are recognized as revenue in the period the expenses are incurred.

The Company makes estimates of the uncollectability of its accounts receivable related to tenant revenues. An allowance for doubtful accounts has been provided against certain tenant accounts receivable that are estimated to be uncollectible. Once the amount is ultimately deemed to be uncollectible, it is written off. Rents receivable at December 31, 2010 and 2009 are shown net of an allowance for doubtful accounts of $7.5 million and $7.0 million, respectively.

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

During 2009, the Company provided a $1.7 million reserve on a note receivable as a result of the loss of an anchor tenant at the underlying collateral property. During 2008, the Company provided a $4.4 million reserve on a note receivable collateralized by an interest in an entity owning retail complexes associated with seven public rest stops along the toll roads in and around Chicago, Illinois. The note and all accrued interest was subsequently cancelled during 2009. Management believes that the balance of notes receivable are collectible as of December 31, 2010.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed the federally insured limit by the Federal Deposit Insurance Corporation. The Company has never experienced any losses related to these balances.

Restricted Cash and Cash in Escrow

Restricted cash and cash in escrow consist principally of cash held for real estate taxes, construction costs, property maintenance, insurance, minimum occupancy and property operating income requirements at specific properties as required by certain loan agreements.

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

The Company accounts for TRS income taxes under the liability method as required by ASC Topic 740 “Income Taxes.” Under the liability method, deferred income taxes are recognized for the temporary differences between GAAP basis and the tax basis of the TRS income, assets and liabilities.

In accordance with ASC Topic 740 “Income Taxes” (formerly FASB Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109”), the Company believes that it has appropriate support for the income tax positions taken and, as such, does not have any uncertain tax positions that result in a material impact on the Company’s financial position or results of operation. The prior three years’ income tax returns are subject to review by the Internal Revenue Service. The Company will recognize potential interest and penalties related to uncertain tax positions, if any, as a component of the provision for income taxes.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Basis of Presentation and Summary of Significant Accounting Policies, continued

Stock-based Compensation

The Company accounts for stock-based compensation pursuant to ASC Topic 718 “Compensation – Stock Compensation”. As such, all equity based awards are reflected as compensation expense in the Company’s consolidated financial statements over their vesting period based on the fair value at the date of grant.

Recent Accounting Pronouncements

During June 2009, the FASB issued a new accounting standard, which provided certain changes to the evaluation of a variable interest entity (“VIE”) including requiring a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE, continuous assessments of whether an enterprise is the primary beneficiary of a VIE and enhanced disclosures about an enterprise’s involvement with a VIE. Under the new standard, the primary beneficiary has both the power to direct the activities that most significantly impact economic performance of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The adoption of the standard on January 1, 2010 did not have a material impact on the Company’s consolidated financial statements.

During January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06 “Improving Disclosures about Fair Value Measurements,” which provides for new disclosures, as well as clarification of existing disclosures on fair value measurements. The adoption of the standard on January 1, 2010 did not have a material impact on the Company’s financial position and results of operations.

During February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) Amendments to Certain Recognition and Disclosure Requirements,” which requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated. The adoption did not have an impact on the Company’s financial position and results of operations.

During July 2010, the FASB issued ASU No. 2010-20 “Receivables (ASC Topic 310) Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which requires companies to provide more information about the credit quality of their financing receivables in the disclosures to financial statements including, but not limited to, significant purchases and sales of financing receivables, aging information and credit quality indicators. The adoption of this accounting guidance did not have a significant impact on the Company’s consolidated financial statements.

Comprehensive income

The following table sets forth comprehensive income for the years ended December 31, 2010, 2009 and 2008:

	Years ended December 31,

(dollars in thousands)	2010	2009	2008

Net income attributable to Common Shareholders	$30,057	$31,133	$25,068
Other comprehensive income (loss)	137	1,514	(3,555)

Comprehensive income attributable to Common Shareholders	$30,194	$32,647	$21,513

Other comprehensive income relates to the changes in the fair value of derivative instruments accounted for as cash flow hedges and the amortization, which is included in interest expense, of derivative instruments.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Basis of Presentation and Summary of Significant Accounting Policies, continued

The following table sets forth the change in accumulated other comprehensive loss for the years ended December 31, 2010 and 2009:

Accumulated other comprehensive loss

	Years ended December 31,

(dollars in thousands)	2010	2009

Beginning balance	$(2,994)	$(4,508)
Unrealized loss on valuation of derivative instruments and amortization of derivative	(2,329)	(912)
Reclassification of loss on derivative instruments to interest expense	2,466	2,426

Ending balance	$(2,857)	$(2,994)

2. Acquisition and Disposition of Properties and Discontinued Operations

A. Acquisition and Disposition of Properties

Acquisitions

On December 23, 2010, the Company, through Fund III in a joint venture with an unaffiliated partner, acquired White City Shopping Center, a 255,000 square foot center located in Shrewsbury, Massachusetts for $56.0 million.

Prior to June 30, 2010, the Company, through Fund II in a joint venture with an unaffiliated partner, California Urban Investment Partners, LLC (“CUIP”), owned a leasehold interest in CityPoint, a mixed-use, redevelopment project located in downtown Brooklyn, New York. Fund II owned a 75% interest in the retail component, a 50% interest in the office component and no interest in the residential component of CityPoint. CUIP owned the remaining interests in the retail and office components and 100% of the residential component of the project. Accordingly, Fund II’s investment represented 24.75% of the overall original acquisition cost and subsequent carry and pre-development costs and was accounted for using the equity method.

On June 30, 2010, Fund II acquired all of CUIP’s interest in CityPoint for $9.2 million (the “Transaction”), consisting of a current payment of $2.0 million and deferred payments, potentially through 2020, aggregating $7.2 million. Fund II also assumed CUIP’s share of the first mortgage debt, $19.6 million.

The Transaction was a business combination achieved in stages, and as a result, Fund II was required to report its entire investment in CityPoint at fair market value. Based on a June 30, 2010 third-party appraisal, CityPoint was valued at $108.0 million which resulted in Fund II recording a non-cash gain from bargain purchase of approximately $33.8 million. A majority of the gain was attributable to the components of CityPoint that was acquired as the book value of the Company’s original investment approximated fair value. The Operating Partnership’s share of this gain, net of the noncontrolling interests’ share, totaled $6.3 million.

As a result of the Transaction, the Company changed its method of accounting for CityPoint from the equity method and now consolidates CityPoint in its consolidated financial statements. As CityPoint is currently in the redevelopment stage, there are no revenues or earnings from CityPoint included in the Company’s Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008.

On January 29, 2009, the Company acquired the 641,000 square foot Cortlandt Towne Center in Cortlandt, NY for $78.0 million.

On February 29, 2008, the Company acquired a portfolio of 11 self-storage properties located throughout New York and New Jersey for approximately $174.0 million. The portfolio totals approximately 920,000 net rentable square feet.

On April 22, 2008, the Company acquired a 20,000 square foot single tenant retail property located in Manhattan, New York for $9.7 million.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dispositions

During 2010, 2009 and 2008, the Company disposed of the following properties:

(dollars in thousands) Property	Year Sold	Sales Price	Gain	GLA

Blackman Plaza	2009	$2,500	$1,506	125,264
Six Kroger locations	2009	9,481	5,637	277,700
Village Apartments	2008	23,300	7,182	599,106

Total		$35,281	$14,325	1,002,070

Subsequent to December 31, 2010, the Company sold a property in Oakbrook, Illinois for $8.2 million which resulted in a gain of $3.9 million. Reference is made to Note 23 for an overview of the sale.

B. Discontinued Operations

The Company reports properties held-for-sale and properties sold during the periods as discontinued operations. The combined assets and liabilities and results of operations of discontinued operations are reflected as a separate component within the accompanying Consolidated Financial Statements for all periods presented.

The combined assets and liabilities as of December 31, 2010 and December 31, 2009 and results of operations of the properties classified as discontinued operations for the years ended December 31, 2010, 2009 and 2008 are summarized as follows:

BALANCE SHEETS

ASSETS	December 31, 2010	December 31, 2009

(dollars in thousands)
Net real estate	$4,046	$4,485
Rents receivable, net	69	69
Prepaid expenses and other assets, net	13	2

Total assets of discontinued operations	$4,128	$4,556

LIABILITIES
Mortgage Notes Payable	—	—
Accounts payable and accrued expenses	—	—
Other liabilities	—	—

Total liabilities of discontinued operations	$—	$—

	Years ended December 31,
STATEMENTS OF OPERATIONS	2010	2009	2008

(dollars in thousands)
Total revenues	$1,000	$1,644	$5,136
Total expenses	620	1,160	3,398

Operating Income	380	484	1,738
Gain on sale of property	—	7,143	7,182

Income from discontinued operations	380	7,627	8,920

Income from discontinued operations attributable to noncontrolling interests in subsidiaries	(303)	(5,045)	(931)

Income from discontinued operations attributable to Common Shareholders	$77	$2,582	$7,989

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Segment Reporting

The Company has five reportable segments: Core Portfolio, Opportunity Funds, Self-Storage Portfolio, Notes Receivable and Other. Notes Receivable consists of the Company’s notes receivable and preferred equity investment and related interest income. Other consists primarily of management fees and interest income. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates property performance primarily based on net operating income before depreciation, amortization and certain nonrecurring items. Investments in the Core Portfolio are typically held long-term. Given the contemplated finite life of the Opportunity Funds, these investments are typically held for shorter terms. Fees earned by the Company as the general partner/member of the Opportunity Funds are eliminated in the Company’s consolidated financial statements. The following table sets forth certain segment information for the Company, reclassified for discontinued operations, as of and for the years ended December 31, 2010, 2009, and 2008 (does not include unconsolidated affiliates):

2010

(dollars in thousands)	Core Portfolio	Opportunity Funds	Storage Portfolio	Notes Receivable	Other	Elimination	Total

Revenues	$62,121	$47,938	$21,314	$19,161	$22,479	$(21,055)	$151,958
Property operating expenses and real estate taxes	19,470	18,118	13,107	—	—	(1,536)	49,159
Other expenses	22,439	13,588	—	—	—	(15,807)	20,220

Income before depreciation and amortization	$20,212	$16,232	$8,207	$19,161	$22,479	$(3,712)	$82,579

Depreciation and amortization	$16,251	$19,423	$5,083	$—	$—	$(642)	$40,115

Interest and other finance expense	$17,137	$13,445	$4,129	$—	$—	$(240)	$34,471

Real estate at cost	$481,130	$708,501	$210,017	$—	$—	$(13,349)	$1,386,299

Total assets	$574,497	$772,715	$194,003	$89,202	$—	$(105,611)	$1,524,806

Expenditures for real estate and improvements	$4,137	$77,309	$1,376	$—	$—	$(2,302)	$80,520

Reconciliation to net income and net income attributable to Common Shareholders

Net property income before depreciation and amortization							$82,579
Other interest income							408
Depreciation and amortization							(40,115)
Equity in earnings of unconsolidated affiliates							10,971
Interest and other finance expense							(34,471)
Income tax expense							(2,890)
Gain from bargain purchase							33,805
Income from discontinued operations							380

Net income							50,667
Net (income) attributable to noncontrolling interests							(20,610)

Net income attributable to Common Shareholders							$30,057

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Segment Reporting, continued

2009

(dollars in thousands)	Core Portfolio	Opportunity Funds	Storage Portfolio	Notes Receivable	Other	Elimination	Total

Revenues	$69,556	$43,326	$11,166	$19,698	$23,265	$(21,308)	$145,703
Property operating expenses and real estate taxes	21,266	15,362	10,985	—	—	(1,150)	46,463
Reserve for notes receivable	—	—	—	1,734	—	—	1,734
Abandonment of project costs	12	2,475	—	—	—	—	2,487
Other expenses	23,983	13,600	—	—	—	(15,570)	22,013

Income before depreciation and amortization	$24,295	$11,889	$181	$17,964	$23,265	$(4,588)	$73,006

Depreciation and amortization	$17,201	$16,466	$4,437	$—	$—	$(1,470)	$36,634

Interest and other finance expense	$18,744	$8,404	$5,006	$—	$—	$—	$32,154

Real estate at cost	$475,486	$527,342	$208,702	$—	$—	$(11,047)	$1,200,483

Total assets	$558,240	$607,706	$196,658	$125,221	$—	$(105,361)	$1,382,464

Expenditures for real estate and improvements	$3,161	$116,734	$10,996	$—	$—	$(3,569)	$127,322

Reconciliation to net income and net income attributable to Common Shareholders
Net property income before depreciation and amortization							$73,006
Other interest income							642
Depreciation and amortization							(36,634)
Equity in losses of unconsolidated affiliates							(1,529)
Impairment of investment in unconsolidated affiliates							(3,768)
Interest and other finance expense							(32,154)
Gain on debt extinguishment							7,057
Income tax expense							(1,541)
Gain on sale of property							7,143
Income from discontinued operations							484

Net income							12,706
Net loss attributable to noncontrolling interests							18,427

Net income attributable to Common Shareholders							$31,133

2008

	Core Portfolio	Opportunity Funds	Storage Portfolio	Notes Receivable	Other	Elimination	Total

Revenues	$65,349	$47,400	$5,589	$11,163	$27,296	$(23,231)	$133,566
Property operating expenses and real estate taxes	20,974	8,829	6,618	—	—	(381)	36,040
Reserve for notes receivable	—	—	—	4,392	—	—	4,392
Abandonment of project costs	—	630	—	—	—	—	630
Other expenses	26,007	16,131	58	—	—	(17,651)	24,545

Income (loss) before depreciation and amortization	$18,368	$21,810	$(1,087)	$6,771	$27,296	$(5,199)	$67,959

Depreciation and amortization	$20,295	$9,452	$3,002	$—	$—	$—	$32,749

Interest and other finance expense	$19,698	$5,797	$3,402	$—	$—	$(4)	$28,893

Real estate at cost	$474,684	$433,189	$186,529	$—	$—	$(7,478)	$1,086,924

Total assets	$567,882	$487,182	$194,992	$125,587	$—	$(84,260)	$1,291,383

Expenditures for real estate and improvements	$18,424	$94,191	$135,391	$—	$—	$(2,973)	$245,033

Reconciliation to net income and net income attributable to Common Shareholders
Net property income before depreciation and amortization							$67,959
Other interest income							3,370
Depreciation and amortization							(32,749)
Equity in earnings of unconsolidated affiliates							19,906
Interest and other finance expense							(28,893)
Gain on debt extinguishment							1,523
Income tax expense							(3,362)
Gain on sale of land							763
Gain on sale of property							7,182
Income from discontinued operations							1,738

Net income							37,437
Net income attributable to noncontrolling interests							(12,369)

Net income attributable to Common Shareholders							$25,068

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

Opportunity Funds

RCP Venture

The Company along with Klaff Realty, LP (“Klaff”) and Lubert-Adler Management, Inc., formed an investment group, the RCP Venture, for the purpose of making investments in surplus or underutilized properties owned by retailers. The RCP Venture is neither a single entity nor a specific investment. Any member of this group has the option of participating, or not, in any individual investment and each individual investment has been made on a stand-alone basis through a separate limited liability company (“LLC”). These investments have been made through different investment vehicles with different affiliated and unaffiliated investors and different economics to the Company. Investments under the RCP Venture are structured as separate joint ventures as there may be other investors participating in certain investments in addition to Klaff, Lubert-Adler and Acadia. The Company has made these investments through its subsidiaries, Mervyns I, Mervyns II and Fund II, (together the “Acadia Investors”), all on a non-recourse basis. Through December 31, 2010, the Acadia Investors have made investments in Mervyns Department Stores (“Mervyns”) and Albertson’s including additional investments in locations that are separate from these original investments (“Add-On Investments”). Additionally, they have invested in Shopko, Marsh and Rex Stores Corporation (collectively “Other RCP Investments”).

Mervyns Department Stores

Through Mervyns I and Mervyns II, the Company invested in a consortium to acquire Mervyns consisting of 262 stores (“REALCO”) and its retail operation (“OPCO”) from Target Corporation. The Company’s share of this investment was $23.2 million. Subsequent to the initial acquisition, the Company, through Mervyns I and Mervyns II, made additional investments of $2.9 million. To date, REALCO has disposed of a significant portion of the portfolio. In addition, in November 2007, the Company sold its interest in OPCO and, as a result, has no further investment in OPCO. Through December 31, 2010, the Company has received distributions from this investment totaling $46.0 million.

Through December 31, 2010, the Company, through Mervyns I and Mervyns II, made Add-On Investments in Mervyns totaling $6.5 million and have received distributions totaling $1.7 million.

Albertson’s

The RCP Venture made its second investment as part of an investment consortium, acquiring Albertson’s and Cub Foods, of which the Company’s share was $20.7 million. Through December 31, 2010, the Company has received distributions from this investment totaling $77.1 million, including $11.4 million received in 2010.

Through December 31, 2010, the Company, through Mervyns II, made Add-On Investments in Albertson’s totaling $2.4 million and received distributions totaling $1.2 million.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Investments In and Advances to Unconsolidated Affiliates, continued

Other RCP Investments

Through December 31, 2010, the Company, through Fund II, made investments of $1.1 million in Shopko, $0.7 million in Marsh, and $2.0 million in Add-On Investments in Marsh. As of December 31, 2010, the Company has received distributions totaling $1.7 million from its Shopko investment and $2.6 million from its Marsh and Marsh Add-On Investments.

During July of 2007, the RCP Venture acquired a portfolio of 87 retail properties from Rex Stores Corporation, which the Company invested through Mervyns II. The Company’s share of this investment was $2.7 million. As of December 31, 2010, the Company has received distributions totaling $0.8 million.

The following table summarizes activity related to the RCP Venture investments from inception through December 31, 2010:

				Operating Partnership Share

Investment	Year Acquired	Invested Capital and Advances	Distributions	Invested Capital and Advances	Distributions

Mervyns	2004	$26,058	$45,966	$4,901	$11,251
Mervyns Add-On Investments	2005/2008	6,517	1,703	1,046	283
Albertson’s	2006	20,717	77,053	4,239	15,410
Albertson’s Add-On Investments	2006/2007	2,412	1,215	387	243
Shopko	2006	1,108	1,655	222	331
Marsh and Add-on Investments	2006/2008	2,667	2,639	533	528
Rex Stores	2007	2,701	840	535	168

		$62,180	$131,071	$11,863	$28,214

The Company accounts for the original investments in Mervyns and Albertson’s under the equity method of accounting as the Company has the ability to exercise significant influence, but does not have financial or operating control.

The Company accounts for the Add-On Investments and Other RCP Investments under the cost method. Due to its minor ownership interest based on the size of the investments as well as the terms of the underlying operating agreements, the Company has no influence over such entities’ operating and financial policies. Other than the minority investor rights to which the Company is entitled pursuant to statute, it has no rights other than to receive its pro-rata share of cash distributions as declared by the managers. The Company has no rights with respect to the control and operation of the investment vehicles, and the formulation and execution of business and investment policies. The Acadia Investors have interests in the individual investee LLC’s as follows:

			Acadia Investors Ownership % in:
Investment	Investee LLC	Acadia Investors Entity	Investee LLC	Underlying entity(s)

Mervyns	KLA/Mervyn’s, L.L.C.	Mervyns I and Mervyns II	10.5%	5.8%
Mervyns Add-On Investments	KLA/Mervyn’s, L.L.C.	Mervyns I and Mervyns II	10.5%	5.8%
Albertson’s	KLA A Markets, LLC	Mervyns II	18.9%	5.7%
Albertson’s Add-On Investments	KLA A Markets, LLC	Mervyns II	20.0%	6.0%
Shopko	KLA-Shopko, LLC	Fund II	20.0%	2.0%
Marsh and Add-On Investments	KLA Marsh, LLC	Fund II	20.0%	3.3%
Rex stores	KLAC Rex Venture, LLC	Mervyns II	13.3%	13.3%

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Investments In and Advances to Unconsolidated Affiliates continued

Other Opportunity Fund Investments

Fund I Investments

Fund I owned a 50% interest in the Sterling Heights Shopping Center, which was accounted for under the equity method of accounting. During the year ended December 31, 2009, Fund I recorded an impairment reserve of $3.7 million related to this investment. On March 25, 2010, the Sterling Heights Shopping Center was sold for $2.3 million. The proceeds from this sale together with the balance of Fund I’s recourse obligation of $0.6 million were used to fully liquidate the outstanding mortgage loan obligation.

Fund II Investments

Fund II had a 24.75% interest in CityPoint, a redevelopment project located in downtown Brooklyn, NY, which was accounted for under the equity method. On June 30, 2010, Fund II acquired the remaining interests in the project from its unaffiliated partner, as discussed in Note 2 and, as a result, now consolidates the CityPoint investment.

Fund III Investments

On December 23, 2010, Fund III, in a joint venture with an unaffiliated partner, acquired the 255,200 square foot White City Shopping Center in Shrewsbury, Massachusetts for $56.0 million. Fund III has an 84% interest in the property. The unaffiliated joint venture partner will maintain control over this entity, and as such, the Company accounts for this investment under the equity method.

During June 2010, Fund III, in a joint venture with an unaffiliated partner, invested in an entity for the purpose of providing management services to owners of self-storage properties, including the 14 locations currently owned through Fund II and Fund III. Fund III has a 50% interest in the entity. This entity was determined to be a variable interest entity for which the Company was determined not to be the primary beneficiary. As such, the Company accounts for this investment under the equity method.

Summary of Investments in Unconsolidated Affiliates

The following combined/condensed Balance Sheets and Statements of Operations, in each period, summarize the financial information of the Company’s investments in unconsolidated affiliates.

(dollars in thousands)	December 31, 2010	December 31, 2009

Combined/Condensed Balance Sheets
Assets:
Rental property, net	$186,802	$142,690
Real estate under development	—	100,346
Investment in unconsolidated affiliates	192,002	209,407
Other assets	27,841	20,951

Total assets	$406,645	$473,394

Liabilities and partners’ equity:
Mortgage note payable	$267,565	$258,685
Other liabilities	13,815	12,085
Partners’ equity	125,265	202,624

Total liabilities and partners’ equity	$406,645	$473,394

Company’s investment in and advances to unconsolidated affiliates	$31,036	$51,712

Share of distributions in excess of share of income and investments in unconsolidated affiliates	$(20,884)	$(20,589)

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Investments In and Advances to Unconsolidated Affiliates, continued

Summary of Investments in Unconsolidated Affiliates, continued

	Years Ended December 31,

(dollars in thousands)	2010	2009	2008

Combined/Condensed Statements of Operations
Total revenues	$29,460	$30,835	$30,457
Operating and other expenses	10,617	9,851	11,560
Interest expense	13,525	13,786	14,133
Equity in earnings (losses) of unconsolidated affiliates	56,482	(30,568)	177,775
Depreciation and amortization	4,839	5,152	5,333
(Loss) gain on sale of property, net	(2,957)	(390)	6,838

Net income (loss)	$54,004	$(28,912)	$184,044

Company’s share of net income (loss)	$11,363	$(1,141)	$20,297
Impairment reserve	—	(3,768)	—
Amortization of excess investment	(392)	(388)	(391)

Company’s share of net income (loss)	$10,971	$(5,297)	$19,906

5. Notes Receivable and Preferred Equity Investment

At December 31, 2010, the Company’s notes receivable, net aggregated $89.2 million, and were collateralized by the underlying properties, the borrower’s ownership interest in the entities that own the properties and/or by the borrower’s personal guarantee. Notes receivable are as follows:

Description	Effective interest rate	Final maturity date	Periodic payment terms	Prior liens	Face amount of mortgages	Carrying amount of mortgages

(dollars in thousands)

72nd Street	20.85%	7/18/2011	(1)	$170,727	$47,000	$46,715
Georgetown	10.23%	11/12/2011	(3)	9,596	8,000	8,000
Mezzanine Loan	14.50%	6/30/2011	(2)	—	8,585	8,585
Zero Coupon Loan	24.00%	1/3/2016	(3)	166,200	5,644	3,225
Mezzanine Loan	13.00%	9/11/2011	(3)	—	2,980	2,980
First Mortgage Loan	10.77%	9/11/2011	(3)	—	10,000	10,000
Individually less than 3%	10.00% - 17.50%	Demand note – 1/1/2017		106,089	15,722	9,697

Total					$97,931	$89,202

Notes:
(1)	Principal and interest, including a $7.5 million exit fee, are due upon maturity.
(2)	Payable upon maturity.
(3)	Interest only payable monthly, principal due on maturity.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Notes Receivable and Preferred Equity Investment, continued

During April 2010, the Company received a payment of $2.1 million and during December 2009 received a payment of $4.7 million, both representing paydowns on its first mortgage loan secured by three retail properties, following the sale of two of the collateralized properties.

During December 2009, the Company made a loan of $8.6 million which bears interest at 14.5% and matures on June 30, 2011.

During August 2009, the Company received a payment of $2.8 million, representing the entire balance on its first mortgage loan secured by an interest in a property in Pennsylvania.

During August 2009, the Company received a payment of $5.1 million, representing a paydown on its first mortgage loan secured by an interest in a single tenant property located in Long Island, New York.

During June 2009, the Company received a payment of $0.7 million, representing a paydown on its loan secured by an interest in a property in South Carolina.

During March 2009, the Company received a payment of $0.3 million, representing the entire balance on a loan secured by an interest in a property in South Carolina.

During June 2008, the Company made a $40.0 million preferred equity investment in an entity that owns a portfolio of 18 properties located primarily in Georgetown, Washington D.C. The portfolio consists of 306,000 square feet of principally retail space. The original term of this investment was for two years, with two one year extensions, and provided a 13% preferred return. During September 2010, the Company received its entire $40.0 million of invested equity and $9.4 million of accrued preferred return.

During July 2008, the Company made a $34.0 million loan, which is collateralized by an interest in a mixed-use retail and residential development at 72nd Street and Broadway on the Upper West Side of Manhattan. The term of the loan is for a period of three years, with a one year extension with an effective yield, inclusive of all fees, of 20%.

During September 2008, the Company, through Fund III, made a $10.0 million first mortgage loan, which is collateralized by land located on Long Island, New York. The term of the loan was for a period of two years, and provides an effective yield of 13%. During September 2010, the loan was extended for one year at an effective yield of 11%.

The following table reconciles notes receivable and preferred equity investments from January 1, 2008 to December 31, 2010:

	For the years ended December 31,

(dollars in thousands)	2010	2009	2008

Balance at beginning of period	$125,221	$125,587	$57,662
Additions during period:
New mortgage loans	—	9,362	88,480

Deductions during period:
Collections of principal	(42,010)	(13,614)	(19,922)
Amortization of premium	6,164	5,352	2,367
Reserves	(93)	(1,466)	(3,000)
Other	(80)	—	—

Balance at close of period	$89,202	$125,221	$125,587

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Deferred Charges

Deferred charges consist of the following as of December 31, 2010 and 2009:

	December 31,
(dollars in thousands)	2010	2009

Deferred financing costs	$29,692	$22,852
Deferred leasing and other costs	32,501	33,169

	62,193	56,021
Accumulated amortization	(36,463)	(27,710)

	$25,730	$28,311

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

The scheduled amortization of acquired lease intangible assets and liabilities as of December 31, 2010 is as follows:

(dollars in thousands)	Acquired lease intangible

	Assets	Liabilities

2011	$3,029	$994
2012	2,578	923
2013	1,999	730
2014	1,631	451
2015	1,520	313
Thereafter	7,865	2,326

	$18,622	$5,737

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Mortgages Payable

At December 31, 2010 and 2009, mortgage notes payable, excluding the net valuation premium on the assumption of debt, aggregated $806.1 million and $732.2 million, respectively, and were collateralized by 29 and 28 properties and related tenant leases, respectively. Interest rates on the Company’s outstanding mortgage indebtedness ranged from 0.86% to 7.34% with maturities that ranged from March 2011 to November 2032. Certain loans are cross-collateralized and contain cross-default provisions. The loan agreements contain customary representations, covenants and events of default. Certain loan agreements require the Company to comply with affirmative and negative covenants, including the maintenance of debt service coverage and leverage ratios.

The following reflects mortgage loan activity for the year ended December 31, 2010:

i) During January 2010, the Company closed on a $48.0 million construction loan that bears interest at LIBOR plus 400 basis points, subject to an interest rate floor of 6.50% which matures on January 12, 2012. As of December 31, 2010, $40.2 million was drawn on this facility.

ii) During March 2010, the Company extended the Fund II subscription line of credit, which was collateralized by a pledge of investors’ unfunded capital commitments, from March 1, 2010 to March 1, 2011 and adjusted the interest rate from LIBOR plus 250 basis points to LIBOR plus 325 basis points. In connection with the extension, the Company made an $8.2 million payment on the outstanding $48.2 million line of credit and the line of credit’s maximum capacity was reduced to $40.0 million. During December 2010, the line of credit was extended further to December 22, 2014 and the interest rate reduced to LIBOR plus 290 basis points. This modification also requires principal reductions to (a) $15.0 million on October 31, 2013, (b) $11.3 million on February 1, 2014, (c) $7.5 million on May 1, 2014, and (d) $3.8 million on August 1, 2014. Additionally, a Company guarantee has replaced the unfunded capital commitments of the investors as collateral for this loan and the Company has agreed to maintain various restrictive covenants.

iii) During February of 2010, the Company paid off an outstanding line of credit balance of $2.0 million, which was collateralized by a property and scheduled to mature on March 29, 2010 and terminated the line of credit.

iv) During 2010, the Company made payments of $29.0 million on an outstanding $30.0 million credit facility collateralized by six properties.

v) During 2010, the Company made draws of $32.0 million on the Fund III subscription line of credit. As of December 31, 2010, the total outstanding amount on this line of credit was $171.5 million.

vi) During May of 2010, the Company borrowed an additional $2.0 million on an existing mortgage loan collateralized by a property.

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

ix) During August of 2010, the Company amended and extended the maturity date of a $25.9 million loan that was scheduled to mature in August of 2010. In connection with the release of a portion of the collateral for this loan, the Company was required to pay down the principal by $5.3 million. The amendment provided for a three year extension of the loan maturity date to August 12, 2013 with two one-year extension options.

x) Also during August of 2010, the Company completed an amendment of a $31.7 million construction loan. Previously, the servicer, on behalf of the lender of this loan, had previously alleged that non-monetary defaults had occurred, however it has subsequently agreed to dismiss all allegations of default. The loan continued to bear interest at 7.38% and had a maturity date of January 1, 2020. During December 2010, the Company closed on a new $34.0 million loan and used the proceeds to pay off this construction loan. The loan bears interest at LIBOR plus 275 basis points and matures on December 1, 2013. $31.6 million of the loan was funded at the closing and an additional $2.4 million was available for tenant improvements and leasing commissions.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Mortgages Payable, continued

xi) During September of 2010, the Company amended and extended the maturity date of a $10.5 million loan that was scheduled to mature during September 2010. The amendment required a $0.5 million principal pay down and provided for a one year extension of the loan maturity date to September 1, 2011 with a one year extension option and bears interest at LIBOR plus 325 basis points.

xii) During June 2009, the servicer, on behalf of the lender of one of the Company’s loans alleged that a non-monetary default had occurred on an $11.5 million construction loan collateralized by Atlantic Avenue. The servicer alleged that the Company did not substantially complete the improvements in accordance with the required completion date as defined in the loan agreement and, accordingly, did not meet the requirements for the final draw. During October 2010, the Company and the servicer reached an agreement to amend the loan whereby all alleged events of default were waived.

xiii) During October 2010, the Company modified and extended the maturity date of a $9.8 million loan that was scheduled to mature during October 2010. The amendment required a $1.4 million principal pay down and provided for a one year extension of the loan maturity date to October 31, 2011.

xiv) During October 2010, the Company closed on a $50.0 million loan collateralized by a property. The loan bears interest at LIBOR plus 190 basis points and matures on October 26, 2015. The proceeds of this loan were used to repay the existing $46.6 million mortgage note payable. There is an additional $25.0 million available, based on the property attaining certain debt service coverage ratio levels and the lender being able to syndicate the loan. The second tranche will bear interest at LIBOR plus 230 basis points.

The following table sets forth certain information pertaining to our secured credit facilities:

(dollars in thousands) Borrower	Total amount of credit facility	Amount borrowed as of December 31, 2009	Net borrowings (repayments) during the year ended December 31, 2010	Amount borrowed as of December 31, 2010	Letters of credit outstanding as of December 31, 2010	Amount available under credit facilities as of December 31, 2010

Acadia Realty, LP	$64,498	$30,000	$(29,000)	$1,000	$8,610	$54,888
Acadia Realty, LP	—	2,000	(2,000)	—	—	—
Fund II	40,000	48,245	(8,245)	40,000	—	—
Fund III	221,000	139,450	32,000	171,450	500	49,050

Total	$325,498	$219,695	$(7,245)	$212,450	$9,110	$103,938

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Mortgages Payable, continued

The following table summarizes the Company’s mortgage and other secured indebtedness as of December 31, 2010 and December 31, 2009:

(dollars in thousands)

Description of Debt and Collateral	December 31, 2010	December 31, 2009	Interest Rate at December 31, 2010	Maturity	Payment Terms

Mortgage notes payable – variable-rate
Liberty Avenue	$10,000	$10,450	3.51% (LIBOR +3.25%)	9/1/2011	Interest only monthly.
Fordham Place	85,910	86,000	Greater of 1.5%+3.5% or 5.00% (LIBOR +3.5%)	10/4/2011	Interest only monthly.
Tarrytown Shopping Center	8,427	9,800	1.91% (LIBOR +1.65%)	10/30/2011	Interest only monthly.
Branch Shopping Plaza	13,932	14,179	1.56% (LIBOR +1.30%)	12/1/2011	Monthly principal and interest.
Canarsie Plaza	40,243	—	Greater of 6.50% or 4.26% (LIBOR +4.00%)	1/12/2012	Interest only monthly.
Village Commons Shopping Center	9,305	9,467	1.66% (LIBOR +1.40%)	6/29/2012	Monthly principal and interest.
161st Street	28,900	30,000	4.26% (LIBOR +4.00%)	4/1/2013	Interest only monthly.
CityPoint	20,650	—	2.76% (LIBOR +2.50%)	8/12/2013	Interest only monthly.
Pelham Manor	31,554	—	3.01% (LIBOR +2.75%)	12/1/2013	Monthly principal and interest.
Cortlandt Towne Center	50,000	44,878	2.16% (LIBOR +1.90%)	10/26/2015	Monthly principal and interest.

Sub-total mortgage notes payable	298,921	204,774

Secured credit facilities – variable-rate:
Fund III unfunded investor capital commitments	171,450	139,450	0.86% (LIBOR +0.60%)	10/9/2011	Interest only monthly.
Six Core Portfolio properties	1,000	30,000	1.51% (LIBOR +1.25%)	12/1/2011	Annual principal and monthly interest.
Fund II	40,000	48,245	3.16% (LIBOR +2.90%)	12/22/2014	Interest only monthly.
Ledgewood Mall	—	2,000	1.51% (LIBOR +1.25%)	—	—

Sub-total secured credit facilities	212,450	219,695

Interest rate swaps (1)	(71,535)	(83,416)

Total variable-rate debt	439,836	341,053

Mortgage notes payable – fixed-rate
Five Self-Storage properties	41,500	41,500	5.30%	3/16/2011	Interest only monthly.
Chestnut Hill	9,338	9,481	5.45%	6/11/2013	Monthly principal and interest.
Clark Diversey	4,625	4,751	6.35%	7/1/2014	Monthly principal and interest.
New Loudon Center	14,119	14,343	5.64%	9/6/2014	Monthly principal and interest.
CityPoint	20,000	—	7.25%	11/1/2014	Interest only quarterly.
Crescent Plaza	17,539	17,600	4.98%	9/6/2015	Monthly principal and interest.
Pacesetter Park Shopping Center	12,132	12,313	5.12%	11/6/2015	Monthly principal and interest.
Elmwood Park Shopping Center	34,197	34,600	5.53%	1/1/2016	Monthly principal and interest.
The Gateway Shopping Center	20,500	20,500	5.44%	3/1/2016	Interest only monthly.
Walnut Hill Plaza	23,500	23,500	6.06%	10/1/2016	Interest only monthly until 10/11; monthly principal and interest thereafter.
239 Greenwich Avenue	26,000	26,000	5.42%	2/11/2017	Interest only monthly.

Merrillville Plaza	26,250	26,250	5.88%	8/1/2017	Interest only monthly until 7/12 monthly principal and interest thereafter.
216th Street	25,500	25,500	5.80%	10/1/2017	Interest only monthly.
Pelham Manor Shopping Plaza	—	31,652	7.18%	—	—
Atlantic Avenue	11,540	11,543	7.34%	1/1/2020	Interest only upon drawdown on construction loan until 1/15 monthly principal and interest thereafter.
A&P Shopping Plaza	8,033	8,182	6.40%	11/1/2032	Monthly principal and interest.
Interest rate swaps (1)	71,535	83,416	5.46%

Total fixed-rate debt	366,308	391,131
Unamortized premium	68	103

Total	$806,212	$732,287

(1)	Represents the amount of the Company’s variable-rate debt that has been fixed through certain cash flow hedge transactions. (Note 10).

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Mortgages Payable, continued

The scheduled principal repayments of all indebtedness including Convertible Notes as of December 31, 2010 are as follows (does not include $68,000 net valuation premium on assumption of debt):

(dollars in thousands)
2011	$384,668
2012	53,374
2013	103,443
2014	64,452
2015	79,268
Thereafter	169,651

$854,856

9. Convertible Notes Payable

In December 2006 and January 2007, the Company issued a total of $115.0 million in principal of convertible notes with a fixed interest rate of 3.75% due 2026 (the “Convertible Notes”). The Convertible Notes were issued at par and require interest payments semi-annually in arrears on June 15 and December 15 of each year. The Convertible Notes are unsecured unsubordinated obligations and rank equally with all other unsecured and unsubordinated indebtedness. The Convertible Notes have an effective interest rate of 6.03% giving effect to the accounting treatment required by ASC Topic 470-20 “Debt with Conversion and Other Options” (“ASC Topic 470-20”). The Convertible Notes had an initial conversion price of $30.86 per share. The conversion rate may be adjusted under certain circumstances, including the payment of cash dividends in excess of the regular quarterly cash dividend in place at the time the Convertible Notes were issued. As of December 31, 2010, the adjusted conversion price is $29.26. Upon conversion of the Convertible Notes, the Company will deliver cash and, in some circumstances, Common Shares, as specified in the indenture relating to the Convertible Notes. In general, the Convertible Notes may only be converted prior to maturity during any calendar quarter beginning after December 31, 2006 if the Company’s Common Shares trade at 130% of the conversion price for at least 20 days within a consecutive 30 day trading period. Prior to December 20, 2011, the Company will not have the right to redeem Convertible Notes, except to preserve its status as a REIT. After December 20, 2011, the Company will have the right to redeem the notes, in whole or in part, at any time and from time to time, for cash equal to 100% of the principal amount of the notes plus any accrued and unpaid interest to, but not including, the redemption date. The Holders of notes may require the Company to repurchase their notes, in whole or in part, on December 20, 2011, December 15, 2016, and December 15, 2021 for cash equal to 100% of the principal amount of the notes to be repurchased plus any accrued and unpaid interest to, but not including, the repurchase date.

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

The Convertible Notes if-converted value does not exceed its principal amount as of December 31, 2010 and there are no derivative transactions that were entered into in connection with the issuance of the Convertible Notes.

During 2010, 2009 and 2008 the Company purchased $0.2 million, $57.0 million and $8.0 million in principal amount, respectively, of its convertible debt at an average discount of approximately 19%. The transactions resulted in a gain on debt extinguishment of $7.1 million and $1.5 million for the years ended December 31, 2009 and 2008, respectively. The outstanding Convertible Note principal amount as of December 31, 2010 and 2009 was $49.8 million and $50.0 million, respectively. The outstanding Convertible Note net carrying amount as of December 31, 2010 and 2009 was $48.7 million and $47.9 million, respectively.

Effective January 1, 2009, the Company adopted ASC Topic 470-20 which required it to retrospectively restate and reclassify previously disclosed consolidated financial statements to allocate the proceeds from the issuance of convertible debt between a debt component and an equity component. The resulting discount on the debt component is amortized over the period the convertible debt is expected to be outstanding, which is December 11, 2006 to December 20, 2011, as additional non-cash interest expense. The equity component recorded as additional paid-in capital was $11.3 million, which represented the difference between the proceeds from the issuance of the convertible notes payable and the fair value of the liability at the time of issuance.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Convertible Notes Payable, continued

The carrying amount of the equity component included in additional paid-in capital totaled $1.1 million at December 31, 2010 and $2.1 million at December 31, 2009. Interest expense relating to the contractual interest coupon recognized in the Consolidated Statements of Income was $1.9 million, $2.5 million and $4.3 million for the years ended December 31, 2010, 2009, and 2008, respectively, The additional non-cash interest expense recognized in the Consolidated Statements of Income was $1.0 million, $1.3 million and $2.1 million for the years ended December 31, 2010, 2009, and 2008, respectively. Accumulated amortization related to the convertible notes payable was $1.0 million and $0.7 million as of December 31, 2010 and December 31, 2009, respectively, after giving effect to repurchases.

The following table shows the effect of the retrospective application and reclassification of the consolidated statement of income for the year ended December 31, 2008 and consolidated statement of cash flow accounts for the year ended December 31, 2008:

(dollars in thousands, except per share amounts)	Year ended December 31, 2008

Affected Consolidated Income Statement Accounts	Before Adjustment	As Adjusted	Effect of Change

Depreciation and amortization	$32,805	$32,749	$56

Interest expense	$26,792	$28,893	$(2,101)

Gain on debt extinguishment	$1,958	$1,523	$(435)

Income from continuing operations	$30,997	$28,517	$(2,480)

Net income	$39,917	$37,437	$(2,480)

Net income attributable to Common Shareholders	$27,548	$25,068	$(2,480)

Basic earnings per share	$0.81	$0.74	$(0.07)

Diluted earnings per share	$0.80	$0.73	$(0.07)

Affected Consolidated Statement of Cash Flow Accounts	Year ended December 31, 2008

	Before Adjustment	As Adjusted	Effect of Change

Depreciation and amortization	$34,964	$34,908	$(56)

Gain on debt extinguishment	$(1,958)	$(1,523)	$435

Amortization of discount on convertible debt	$—	$2,101	$2,101

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Financial Instruments and Fair Value Measurements

Derivative Financial Instruments

The FASB’s derivative and hedging guidance establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by the FASB guidance, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

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

As of December 31, 2010, the Company’s derivative financial instruments consisted of seven interest rate LIBOR swaps with an aggregate notional value of $71.5 million, which fix interest at rates from 0.5% to 5.1% and mature between September 2011 and November 2012. The Company also has one derivative financial instrument with a notional value of $28.9 million which caps interest at 6% and matures in April 2013. The fair value of the derivative liability of these instruments, which is included in other liabilities in the Consolidated Balance Sheets, totals $2.8 million at December 31, 2010. The notional value does not represent exposure to credit, interest rate or market risks.

These derivative instruments have been designated as cash flow hedges and hedge the future cash outflows on variable rate mortgage debt. Such instruments are reported at the fair value reflected above. As of December 31, 2010 and 2009, unrealized losses totaling $2.8 and $3.3 million, respectively were reflected in accumulated other comprehensive loss. It is estimated that approximately $2.5 million included in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense in the 2011 results of operations.

As of December 31, 2010 and 2009, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges. As of December 31, 2010, none of the Company’s hedges were ineffective.

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

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

(dollars in thousands)	Level 1	Level 2	Level 3

Liabilities
Derivative financial instruments	$—	$2,816	$—

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Financial Instruments and Fair Value Measurements, continued

Financial Instruments

Certain of the Company’s assets and liabilities meet the definition of financial instruments. Except as disclosed below, the carrying amounts of these financial instruments approximates their fair value due to the short-term nature of such accounts.

The Company has determined the estimated fair values of the following financial instruments by discounting future cash flows utilizing a discount rate equivalent to the rate at which similar financial instruments would be originated at the reporting date:

	December 31, 2010		December 31, 2009

(dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Notes Receivable and Preferred Equity Investments	$89,202	$90,612	$125,221	$126,403

Mortgage Notes Payable and Convertible Notes Payable	$854,924	$863,639	$780,197	$751,043

11. Shareholders’ Equity and Noncontrolling Interests

Common Shares

During the first quarter of 2010, 57,476 employee Restricted Shares were cancelled to pay the employees’ income taxes due on the value of the portion of the Restricted Shares that vested. During the year ended December 31, 2010, the Company recognized accrued Common Share and Common OP Unit-based compensation totaling $3.8 million in connection with the vesting of Restricted Shares and Units (Note 15).

Noncontrolling Interests

The following table summarizes the change in the noncontrolling interests since December 31, 2009:

	Noncontrolling Interests in Operating Partnership	Noncontrolling Interests in Partially-Owned Affiliates

(dollars in thousands)

Balance at December 31, 2009	$6,176	$214,116
Distributions declared of $0.72 per Common OP Unit	(723)	—
Net income for the period January 1 through December 31, 2010	394	20,216
Conversion of 364,615 OP Units to Common Shares by limited partners of the Operating Partnership	(3,240)	—
Other comprehensive income – unrealized loss on valuation of swap agreements	22	261
Reclassification of realized interest expense on swap agreements	2	(356)
Noncontrolling interest contributions	—	33,556
Noncontrolling interest distributions and other reductions	—	(2,892)
Employee Long-term Incentive Plan Unit Awards	1,778	—

Balance at December 31, 2010	$4,409	$264,901

Noncontrolling interest in the Operating Partnership represents (i) the limited partners’ 281,294 and 626,606 Common OP Units at December 31, 2010 and 2009, (ii) 188 Series A Preferred OP Units at December 31, 2010 and 2009, with a stated value of $1,000 per unit, which are entitled to a preferred quarterly distribution of the greater of (a) $22.50 (9% annually) per Series A Preferred OP Unit or (b) the quarterly distribution attributable to a Series A Preferred OP Unit if such unit were converted into a Common OP Unit, and (iii) 641,534 and 393,909 LTIP units as of December 31, 2010 and December 31, 2009 respectively, as discussed in Share Incentive Plan (Note 15).

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Shareholders’ Equity and Noncontrolling Interests, continued

Noncontrolling Interests, continued

Noncontrolling interests in partially-owned affiliates include third-party interests in Fund I, II and III, and Mervyns I and II and three other entities.

In 2005, the Company issued 250,000 Restricted Common OP Units to Klaff in consideration for an interest in certain management contract rights. During 2010, Klaff converted the 250,000 Restricted Common OP Units into Common Shares.

The Series A Preferred OP Units were issued in 1999 in connection with the acquisition of a property. Through December 31, 2010, 1,204 Series A Preferred OP Units were converted into 160,533 Common OP Units and then into Common Shares. The 188 remaining Series A Preferred OP Units are currently convertible into Common OP Units based on the stated value divided by $7.50. Either the Company or the holders can currently call for the conversion of the Series A Preferred OP Units at the lesser of $7.50 or the market price of the Common Shares as of the conversion date.

12. Related Party Transactions

During February 2010, Klaff converted all 250,000 of its Restricted Common OP Units into 250,000 Common Shares.

In 2008 and 2009 the Company earned asset management, leasing, disposition, development and construction fees for providing services to an existing portfolio of retail properties and/or leasehold interests in which Klaff had an interest. Fees earned by the Company in connection with this portfolio were $0.0 million, $0.4 million and $0.8 million for the years ended December 31, 2010, 2009 and 2008 respectively.

The Company earns fees from two of its investments in unconsolidated partnerships (Note 4). The Company earned property management, construction, legal and leasing fees from the Brandywine Portfolio totaling $0.8 million, $0.7 million and $1.1 million for the years ended December 31, 2010, 2009 and 2008, respectively. In addition, the Company earned property management and development fees from CityPoint totaling $1.0 million for the year ended December 31, 2008.

Lee Wielansky, the Lead Trustee of the Company, was paid a consulting fee of $0.1 million for each of the years ended December 31, 2010, 2009, and 2008.

13. Tenant Leases

Space in the shopping centers and other retail properties is leased to various tenants under operating leases that usually grant tenants renewal options and generally provide for additional rents based on certain operating expenses as well as tenants’ sales volume.

Minimum future rentals to be received under non-cancelable leases for shopping centers and other retail properties as of December 31, 2010 are summarized as follows:

(dollars in thousands)
2011	$94,214
2012	88,108
2013	80,087
2014	68,512
2015	60,244
Thereafter	546,444

$937,609

During the years ended December 31, 2010, 2009 and 2008, no single tenant collectively accounted for more than 10% of the Company’s total revenues.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Lease Obligations

The Company leases land at 24 of its shopping centers, which are accounted for as operating leases and generally provide the Company with renewal options. Ground rent expense was $3.7 million, $2.5 million, and $2.3 million (including capitalized ground rent at properties under development of $0.5 million, $0.6 million and $1.1 million) for the years ended December 31, 2010, 2009 and 2008, respectively. The leases terminate at various dates between 2020 and 2078. These leases provide the Company with options to renew for additional terms aggregating from 20 to 60 years. The Company leases space for its White Plains corporate office for a term expiring in 2015. Office rent expense under this lease was $1.5 million, $1.5 million and $1.2 million for the years ended December 31, 2010, 2009 and 2008, respectively. Future minimum rental payments required for leases having remaining non-cancelable lease terms are as follows:

(dollars in thousands)
2011	$5,372
2012	6,008
2013	6,033
2014	5,574
2015	5,375
Thereafter	143,216

$171,578

15. Share Incentive Plan

During 2003, the Company adopted the 2003 Share Incentive Plan (the “2003 Plan”). The 2003 Plan authorizes the issuance of options, share appreciation rights, restricted shares (“Restricted Shares”), restricted OP Units (“LTIP Units”) and performance units (collectively, “Awards”) to officers, employees and trustees of the Company and consultants to the Company equal to up to four percent of the total Common Shares of the Company outstanding from time to time on a fully diluted basis. However, no participant may receive more than the equivalent of 1,000,000 Common Shares during the term of the 2003 Plan with respect to Awards. Options are granted by the Compensation Committee (the “Committee”), which currently consists of three non-employee Trustees, and will not have an exercise price less than 100% of the fair market value of the Common Shares and a term of greater than ten years at the grant date. Vesting of options is at the discretion of the Committee. Share appreciation rights provide for the participant to receive, upon exercise, cash and/or Common Shares, at the discretion of the Committee, equal to the excess of the market value of the Common Shares at the exercise date over the market value of the Common Shares at the grant date. The Committee determines the restrictions placed on Awards, including the dividends or distributions thereon and the term of such restrictions. The Committee also determines the award and vesting of performance units and performance shares based on the attainment of specified performance objectives of the Company within a specified performance period. Through December 31, 2010, no share appreciation rights or performance units/shares had been awarded. In connection with the Awards, to the extent that a portion of senior management’s cash bonus is converted into elective Awards, the number of shares issued are at a 25% discount and vest over time.

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

The total value of the above Restricted Shares and LTIP Units as of the grant date was $4.7 million. The weighted average fair value for Restricted Shares and LTIP Units granted for the years ended December 31, 2010, 2009 and 2008 were $16.73, $10.31 and $24.51, respectively.

Total long-term incentive compensation expense, including the expense related to the above mentioned plans, was $3.8 million, $3.7 million and $3.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Share Incentive Plan, continued

On May 10, 2010, the Company issued 4,180 unrestricted Common Shares to Trustees of the Company in connection with Trustee fees. The Company also issued 8,000 Restricted Shares to Trustees, which vest over three years with 33% vesting on each of the three anniversaries following the issuance date. The Restricted Shares do not carry voting rights or other rights of Common Shares until vesting and may not be transferred, assigned or pledged until the recipients have a vested non-forfeitable right to such shares. Dividends are not paid currently on unvested Restricted Shares, but are paid cumulatively, from the issuance date through the applicable vesting date of such Restricted Shares vesting. Trustee fee expense of $0.1 million for the year ended December 31, 2010 has been recognized in the accompanying consolidated financial statements related to this issuance.

During 2009, the Company adopted the Long Term Investment Alignment Program (the “Program”) pursuant to which the Company may award units primarily to senior executives which would entitle them to receive up to 25% of any future Fund III Promote when and if such Promote is ultimately realized. As of December 31, 2010, the Company has awarded units representing 61% of the Program, which were determined to have no value at issuance or as of December 31, 2010. In accordance with ASC Topic 718 “Compensation - Stock Compensation,” compensation relating to these awards will be recorded based on the change in the estimated fair value at each reporting period.

As of December 31, 2010, the Company had 101,283 options outstanding to officers and employees all of which have vested. In addition, 58,000 options have been issued, of which all have vested, to non-employee Trustees. During 2010, 7,000 options were exercised by the Trustees at various exercise prices. As of December 31, 2010, there are 51,000 options outstanding to Trustees of the Company. These options are for ten-year terms from the grant date and vested in three equal annual installments, which began on their respective grant dates.

A summary of option activity under all option arrangements as of December 31, 2009 and 2010, and changes during the years then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (dollars in thousands)

Outstanding at January 1, 2009	421,244	$10.65	3.7	$1,527
Granted	—	—	—	—
Exercised	(258,900)	5.99	—	2,816
Forfeited or Expired	(3,061)	19.67	—	—

Outstanding and exercisable at December 31, 2009	159,283	18.04	5.5	—
Granted	—	—	—	—
Exercised	(7,000)	14.46	—	26
Forfeited or Expired	—	—	—	—

Outstanding and exercisable at December 31, 2010	152,283	$18.20	4.5	$6

The total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was $0.03 million, $2.8 million and $0.8 million, respectively.

A summary of the status of the Company’s unvested Restricted Shares and LTIP Units as of December 31, 2009 and 2010 and changes during the years ended December 31, 2009 and 2010, is presented below:

Unvested Shares and LTIP Units	Restricted Shares	Weighted Grant-Date Fair Value	LTIP Units	Weighted Grant-Date Fair Value

Unvested at January 1, 2009	487,434	$21.37	181,350	$24.55
Granted	54,960	10.95	208,796	10.30
Vested	(249,825)	20.07	(25,472)	24.60
Forfeited	(20,057)	17.35	(1,841)	24.61

Unvested at December 31, 2009	272,512	20.76	362,833	16.35
Granted	24,473	17.32	266,928	16.73
Vested	(143,042)	21.26	(67,022)	15.69
Forfeited	(513)	13.74	—	—

Unvested at December 31, 2010	153,430	$19.75	562,739	$16.61

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Employee Share Purchase and Deferred Share Plan

As of December 31, 2010, there was $7.4 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under share incentive plans. That cost is expected to be recognized over a weighted-average period of 1.7 years. The total fair value of Restricted Shares that vested during the years ended December 31, 2010, 2009 and 2008 was $3.0 million, $5.0 million and $2.7 million, respectively.

The Acadia Realty Trust Employee Share Purchase Plan (the “Purchase Plan”), allows eligible employees of the Company to purchase Common Shares through payroll deductions. The Purchase Plan provides for employees to purchase Common Shares on a quarterly basis at a 15% discount to the closing price of the Company’s Common Shares on either the first day or the last day of the quarter, whichever is lower. A participant may not purchase more the $25,000 in Common Shares per year. Compensation expense will be recognized by the Company to the extent of the above discount to the closing price of the Common Shares with respect to the applicable quarter. During 2010, 2009 and 2008, 6,184, 8,744 and 7,499 Common Shares, respectively, were purchased by employees under the Purchase Plan. Associated compensation expense of $0.02 million was recorded in 2010 and 2009 and $0.03 million was recorded in 2008.

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

During May of 2006, the Company adopted a Trustee Deferral and Distribution Election (“Trustee Deferral Plan”) whereby the participating Trustees have deferred compensation of $0.06 million, $0.05 million and $0.4 million for 2010, 2009 and 2008, respectively. During 2009, certain trustees elected to receive 14,722 Common Shares, which were previously deferred, from the Trustee Deferral Plan.

17. Employee 401(k) Plan

The Company maintains a 401(k) plan for employees under which the Company currently matches 50% of a plan participant’s contribution up to 6% of the employee’s annual salary. A plan participant may contribute up to a maximum of 15% of their compensation but not in excess of $16,500 for the year ended December 31, 2010. The Company contributed $0.2 million, $0.2 million and $0.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

18. Dividends and Distributions Payable

On November 9, 2010, the Board of Trustees declared a cash dividend for the quarter ended December 31, 2010, of $0.18 per Common Share, which was paid on February 1, 2011 to holders of record as of December 31, 2010.

19. Federal Income Taxes

The Company has elected to qualify as a REIT in accordance with Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), and intends at all times to qualify as a REIT under the Code. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its annual REIT taxable income to its shareholders. As a REIT, the Company generally will not be subject to corporate Federal income tax, provided that distributions to its shareholders equal at least the amount of its REIT taxable income as defined under the Code. As the Company distributed sufficient taxable income for the years ended December 31, 2010, 2009 and 2008, no U.S. Federal income or excise taxes were incurred. If the Company fails to qualify as a REIT in any taxable year, it will be subject to Federal income taxes at the regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for the four subsequent taxable years. Even though the Company qualifies for taxation as a REIT, the Company is subject to certain state and local taxes on its income and property and Federal income and excise taxes on any undistributed taxable income. In addition, taxable income from non-REIT activities managed through the Company’s Taxable REIT Subsidiary (“TRS”) is subject to Federal, state and local income taxes.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Federal Income Taxes, continued

Characterization of Distributions:

The Company has determined that the cash distributed to the shareholders is characterized as follows for Federal income tax purposes:

	For the years ended December 31,
	2010	2009	2008

Ordinary income	100%	95%	54%
Capital gain	—	5%	46%

	100%	100%	100%

Taxable REIT Subsidiaries

Income taxes have been provided for using the liability method as required by ASC Topic 740 “Income Taxes.” The Company’s TRS income and provision for income taxes for the years ended December 31, 2010, 2009 and 2008 are summarized as follows:

(dollars in thousands)	2010	2009	2008

TRS income before income taxes	$5,716	$2,671	$5,870
Provision for income taxes:
Federal	2,164	1,025	2,441
State and local	543	292	763

TRS net income before noncontrolling interest	3,009	1,354	2,666
Noncontrolling interest	545	—	—

TRS net income	$2,464	$1,354	$2,666

The income tax provision differs from the amount computed by applying the statutory federal income tax rate to income before income taxes as follows (not adjusted for temporary book/tax differences):

(dollars in thousands)	2010	2009	2008

Federal provision at statutory tax rate	$1,943	$908	$1,996
State and local taxes, net of federal benefit	358	193	504
Tax effect of:
Permanent differences, net	406	138	514
Other	—	78	190
REIT state and local income and franchise taxes	183	224	158

Total provision for income taxes	$2,890	$1,541	$3,362

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. Earnings Per Common Share

Basic earnings per Common Share is computed using net income attributable to common shareholders and the weighted average Common Shares outstanding. Diluted earnings per Common Share reflect the conversion of obligations and the assumed exercises of securities including the effects of awards issuable under the Company’s Share Incentive Plans. In accordance with GAAP, all Common Shares used to calculate earnings per Common Share have been adjusted to reflect a special dividend paid on January 30, 2009, which resulted in the issuance of approximately 1.3 million additional Common Shares. The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the periods indicated:

	Years ended December 31,

(dollars in thousands, except per share amounts)	2010	2009	2008

Numerator:
Income from continuing operations attributable to Common Shareholders	$29,980	$28,551	$17,079
Effect of dilutive securities:
Preferred OP Unit distributions	18	19	—

Numerator for diluted earnings per Common Share	29,998	28,570	17,079

Denominator:
Weighted average shares for basic earnings per share	40,136	38,005	33,813
Effect of dilutive securities:
Employee share options	245	212	454
Convertible Preferred OP Units	25	25	—

Dilutive potential Common Shares	270	237	454

Denominator for diluted earnings per share	40,406	38,242	34,267

Basic earnings per Common Share from continuing operations attributable to Common Shareholders	$0.75	$0.75	$0.51

Diluted earnings per Common Share from continuing operations attributable to Common Shareholders	$0.74	$0.75	$0.50

The weighted average shares used in the computation of dilutive earnings per share include unvested restricted Common Shares (“Restricted Shares”) and restricted OP Units (“LTIP Units”) (Note 15) that are entitled to receive dividend equivalent payments. The effect of the conversion of Common OP Units is not reflected in the above table, as they are exchangeable for Common Shares on a one-for-one basis. The income allocable to such units is allocated on this same basis and reflected as noncontrolling interest in subsidiaries in the accompanying consolidated financial statements. As such, the assumed conversion of these units would have no net impact on the determination of diluted earnings per share. The conversion of the convertible notes payable (Note 9) is not reflected in the table above as such conversion, based on the market price of the Common Shares, would be settled with cash.

The effect of the assumed conversion of 188 Series A Preferred OP Units into 25,067 Series A Preferred OP Units for the year ended December 31, 2010 and December 31, 2009 would be dilutive and they are included in the table. The effect of the assumed conversion of 188 Series A Preferred OP Units into 25,067 Common Shares for the year ended December 31, 2008 would be anti-dilutive and they are not included in the table.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. Summary of Quarterly Financial Information (unaudited)

The quarterly results of operations of the Company for the years ended December 31, 2010 and 2009 are as follows:

(dollars in thousands, except per share amounts)	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010

Revenue	$37,461	$36,698	$39,011	$38,788
Income from continuing operations attributable to Common Shareholders	$5,118	$12,786	$5,105	$6,971
Income from discontinued operations attributable to Common Shareholders	$12	$12	$12	$41
Net income attributable to Common Shareholders	$5,130	$12,798	$5,117	$7,012
Net income attributable to Common Shareholders per Common Share – basic:
Income from continuing operations	$0.13	$0.32	$0.13	$0.17
Income from discontinued operations	—	—	—	—

Net income per share	$0.13	$0.32	$0.13	$0.17

Net income attributable to Common Shareholders per Common Share – diluted:
Income from continuing operations	$0.13	$0.32	$0.13	$0.17
Income from discontinued operations	—	—	—	—

Net income per share	$0.13	$0.32	$0.13	$0.17

Cash dividends declared per Common Share	$0.18	$0.18	$0.18	$0.18

Weighted average Common Shares outstanding:
Basic	39,980,646	40,134,706	40,169,141	40,257,378
Diluted	40,149,931	40,371,812	40,430,998	40,594,009

(dollars in thousands, except per share amounts)	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009

Revenue	$34,650	$34,881	$38,645	$37,527
Income from continuing operations attributable to Common Shareholders	$9,341	$7,104	$7,264	$4,842
Income from discontinued operations attributable to Common Shareholders	$958	$31	$43	$1,550
Net income attributable to Common Shareholders	$10,299	$7,135	$7,307	$6,392
Net income attributable to Common Shareholders per Common Share – basic:
Income from continuing operations	$0.27	$0.18	$0.18	$0.12
Income from discontinued operations	$0.03	—	—	$0.04

Net income per share	$0.30	$0.18	$0.18	$0.16

Net income attributable to Common Shareholders per Common Share – diluted:
Income from continuing operations	$0.27	$0.18	$0.18	$0.12
Income from discontinued operations	$0.03	—	—	$0.04

Net income per share	$0.30	$0.18	$0.18	$0.16

Cash dividends declared per Common Share	$0.21	$0.18	$0.18	$0.18

Weighted average Common Shares outstanding:
Basic	33,902,958	38,592,289	39,685,623	39,756,060
Diluted	34,050,446	38,804,108	39,967,714	40,037,555

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22. Commitments and Contingencies

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

The Company is involved in various matters of litigation arising in the normal course of business. While the Company is unable to predict with certainty the amounts involved, the Company’s management and counsel are of the opinion that, when such litigation is resolved, the Company’s resulting liability, if any, will not have a significant effect on the Company’s consolidated financial position, results of operations, or liquidity.

In September 2008, the Company, certain of its subsidiaries, and other unrelated entities were named as defendants in an adversary proceeding brought by Mervyn’s LLC (“Mervyns”) in the United States Bankruptcy Court for the District of Delaware. This lawsuit involves five claims alleging fraudulent transfers. The first claim is that, at the time of the sale of Mervyns by Target Corporation to a consortium of investors including Acadia, a transfer of assets was made in an effort to defraud creditors. The Company believes this aspect of the case is without merit. There are four other claims relating to transfers of assets of Mervyns at various times. The Company believes there are substantial defenses to these claims. The matter is in the early stages of discovery and the Company believes the lawsuit will not have a material adverse effect on its results of operations, consolidated financial condition, or liquidity.

During August 2009, the Company terminated the employment of a former Senior Vice President (the “Former Employee”) for engaging in conduct that fell within the definition of “cause” in his severance agreement with the Company. Had the Former Employee not been terminated for “cause,” he would have been eligible to receive approximately $0.9 million under the severance agreement. Because the Company terminated him for “cause,” it did not pay the Former Employee any severance benefits under the agreement. The Former Employee has brought a lawsuit against the Company in New York State Supreme Court, alleging breach of the severance agreement. The suit is in the pre-trial discovery stage. The Company believes it has meritorious defenses to the suit.

The Company has arranged for the provision of three separate letters of credit in connection with certain leases and investments. As of December 31, 2010, there were no outstanding balances under any of the letters of credit. If the letters of credit were fully drawn, the combined maximum amount of exposure would be $9.1 million.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23. Subsequent Events

During January 2011, the Company completed the sale of a Fund II leasehold interest in the Neiman Marcus location at Oakbrook Center, located in Oak Brook, Illinois, for $8.2 million. The sale resulted in a gain of $3.9 million.

During January 2011, the Company paid off a $9.3 million loan secured by one of the Company’s properties for $7.5 million, resulting in a $1.8 million gain.

During February 2011, the Company, through Fund III in a joint venture with an unaffiliated partner, acquired a three property portfolio (the “Portfolio”) for an aggregate purchase price of $51.9 million with $20.6 million of in-place mortgage financing assumed at closing. The Portfolio consists of three street-retail properties, aggregating 61,000 square feet, and is located in South Miami Beach, Florida.

During February 2011, the Company, through Fund III in a joint venture with an unaffiliated partner, acquired a 64,600 square foot single tenant retail property located in Silver Springs, Maryland, for approximately $9.8 million.

ACADIA REALTY TRUST
SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2010

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Amount at which Carried at December 31, 2010

									Date of Acquisition (a) Construction (c)
		Land	Buildings & Improvements		Land	Buildings & Improvements	Total	Accumulated Depreciation
Description	Encumbrances

Shopping Centers
Core Portfolio:
Crescent Plaza Brockton, MA	$17,539	$1,147	$7,425	$1,219	$1,147	$8,644	$9,791	$5,849	1984	(a)
New Loudon Center Latham, NY	14,119	505	4,161	11,375	505	15,536	16,041	11,266	1982	(a)
Ledgewood Mall Ledgewood, NJ	—	619	5,434	33,199	619	38,633	39,252	34,042	1983	(a)
Mark Plaza Edwardsville, PA	—	—	4,268	4,690	—	8,958	8,958	6,655	1968	(c)
Plaza 422 Lebanon, PA	—	190	3,004	2,192	190	5,196	5,386	3,690	1972	(c)
Route 6 Mall Honesdale, PA	—	1,664	—	11,166	1,664	11,166	12,830	6,020	1994	(c)
Bartow Avenue Bronx, NY	—	1,691	5,803	560	1,691	6,363	8,054	1,459	2005	(c)
Amboy Rd. Shopping Ctr. Staten Island, NY	—	—	11,909	1,519	—	13,428	13,428	1,843	2005	(a)
Abington Towne Center[1] Abington, PA	—	799	3,197	2,007	799	5,204	6,003	2,304	1998	(a)
Bloomfield Town Square[1] Bloomfield Hills, MI	—	3,207	13,774	12,189	3,207	25,963	29,170	8,805	1998	(a)
Walnut Hill Plaza Woonsocket, RI	23,500	3,122	12,488	1,840	3,122	14,328	17,450	4,963	1998	(a)
Elmwood Park Plaza Elmwood Park, NJ	34,197	3,248	12,992	14,715	3,798	27,157	30,955	10,946	1998	(a)
Merrillville Plaza Hobart, IN	26,250	4,288	17,152	1,653	4,288	18,805	23,093	6,579	1998	(a)
Marketplace of Absecon[1] Absecon, NJ	—	2,573	10,294	3,529	2,577	13,819	16,396	4,628	1998	(a)
Clark Diversey Chicago, IL	4,625	10,061	2,773	83	10,061	2,856	12,917	360	2006	(a)
Boonton Boonton, NJ	8,033	1,328	7,188	—	1,328	7,188	8,516	883	2006	(a)
Chestnut Hill Philadelphia, PA	9,338	8,289	5,691	44	8,289	5,735	14,024	650	2006	(a)
Third Avenue Bronx, NY	—	11,108	8,038	440	11,855	7,731	19,586	—	2006	(a)
Hobson West Plaza[1] Naperville, IL	—	1,793	7,172	1,567	1,793	8,739	10,532	2,943	1998	(a)
Village Commons Shopping Center Smithtown, NY	9,305	3,229	12,917	2,462	3,229	15,379	18,608	5,632	1998	(a)
Town Line Plaza[1] Rocky Hill, CT	—	878	3,510	7,303	907	10,784	11,691	7,668	1998	(a)
Branch Shopping Center Village of the Branch, NY	13,932	3,156	12,545	865	3,156	13,410	16,566	4,454	1998	(a)
The Methuen Shopping Center[1] Methuen, MA	—	956	3,826	594	961	4,415	5,376	1,510	1998	(a)
Gateway Shopping Center Burlington, VT	20,500	1,273	5,091	11,536	1,273	16,627	17,900	4,947	1999	(a)
Mad River Station Dayton, OH	—	2,350	9,404	1,046	2,350	10,450	12,800	3,215	1999	(a)
Pacesetter Park Shopping Center Ramapo, NY	12,132	1,475	5,899	1,121	1,475	7,020	8,495	2,544	1999	(a)
239 Greenwich Greenwich, CT	26,000	1,817	15,846	549	1,817	16,395	18,212	4,852	1998	(a)
West Shore Expressway Staten Island, NY	—	3,380	13,554	10	3,380	13,564	16,944	1,429	2007	(a)
West 54th Street Manhattan, NY	—	16,699	18,704	28	16,699	18,732	35,431	1,751	2007	(a)
Acadia 5-7 East 17th Street Manhattan, NY	—	3,048	7,281	—	3,048	7,281	10,329	540	2008	(a)

ACADIA REALTY TRUST
SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2010

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Amount at which Carried at December 31, 2010

									Date of Acquisition (a) Construction (c)
		Land	Buildings & Improvements		Land	Buildings & Improvements	Total	Accumulated Depreciation
Description	Encumbrances

Fund I:
Tarrytown Centre Westchester, NY	$8,427	$2,323	$7,396	$359	$2,323	$7,755	$10,078	$1,379	2004	(a)
Granville Center Columbus, OH	—	2,186	8,744	71	2,186	8,815	11,001	1,864	2002	(a)
Kroger/Safeway Various	—	—	34,586	—	—	34,586	34,586	31,926	2003	(a)
Fund II:
Liberty Avenue New York, NY	10,000	—	12,627	540	—	13,167	13,167	1,372	2005	(a)
Pelham Manor Westchester, NY	31,554	—	—	61,648	—	61,648	61,648	3,639	2004	(a)
400 E. Fordham Road Bronx, NY	85,910	11,144	18,010	93,356	16,254	106,256	122,510	6,327	2004	(a)
4650 Broadway/Sherman Ave New York, NY	—	25,267	—	7,744	25,267	7,744	33,011	—	2005	(a)
216th Street New York, NY	25,500	7,261	—	19,146	7,261	19,146	26,407	1,882	2005	(a)
161st Street Bronx, NY	28,900	16,679	28,410	10,574	16,679	38,984	55,663	3,914	2005	(a)
Atlantic Avenue Brooklyn, NY	11,540	5,322	—	15,176	5,322	15,176	20,498	553	2007	(a)
Canarsie Plaza Brooklyn, NY	40,243	32,543	—	80,036	32,543	80,036	112,579	287	2007	(a)
CityPoint Brooklyn, NY	40,650	—	2,564	112,047	—	114,611	114,611	—
ASOF II, LLC	40,000	—	—	—	—	—	—	—
Fund III:
125 Main Street Assoc. Westport, CT	—	12,993	4,316	2,598	12,993	6,914	19,907	91	2007	(a)
Sheepshead Bay Brooklyn, NY	—	20,391	—	4,257	20,391	4,257	24,648	—	2007	(a)
Suffern Self Storage Suffern, NY	—	4,561	7,484	11	4,561	7,495	12,056	597	2008	(a)
Linden Self Storage[2] Linden, NJ	—	3,515	6,139	15	3,515	6,154	9,669	528	2008	(a)
Webster Self Storage[2] Bronx, NY	—	959	5,506	27	959	5,533	6,492	431	2008	(a)
Jersey City Self Storage[2] Jersey City, NJ	—	2,377	9,654	12	2,377	9,666	12,043	779	2008	(a)
Bronx Self Storage[2] Bronx, NY	—	10,835	5,936	22	10,835	5,958	16,793	502	2008	(a)
Lawrence Self Storage[2] Lawrence, NY	—	6,977	12,688	6	6,977	12,694	19,671	938	2008	(a)
Starr Avenue Self Storage Queens, NY	—	7,597	22,391	189	7,597	22,580	30,177	1,768	2008	(a)
New Rochelle Self Storage Westchester, NY	—	1,977	4,769	339	1,977	5,108	7,085	391	2008	(a)
Yonkers Self Storage Westchester, NY	—	3,121	17,457	93	3,121	17,550	20,671	1,295	2008	(a)
Bruckner Blvd. Self Storage Bronx, NY	—	6,244	10,551	38	6,244	10,589	16,833	806	2008	(a)
Ridgewood Self Storage Queens, NY	—	8,000	—	13,859	8,000	13,859	21,859	589	2008	(c)
Document Storage New York City, NY	—	—	—	1,080	—	1,080	1,080	134	2008	(a)
Cortlandt Towne Center Cortlandt, NY	50,000	7,293	—	64,878	7,293	64,878	72,171	5,501	2009	(a)
ASOF III, LLC	171,450	—	—	—	—	—	—	—
Undeveloped land	—	251	—	—	251	—	251	—
Properties under development	—	—	—	—	—	4,400	4,400	—

Total	$806,144	$293,709	$470,568	$617,622	$300,154	$1,086,145	$1,386,299	$219,920

Notes:
(1)	These properties serve as collateral for the financing with Bank of America, N.A. in the amount of $1,000
(2)	These properties serve as collateral for the financing with GEMSA, in the amount of $41,500

ACADIA REALTY TRUST
SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2010

1. Depreciation on buildings and improvements reflected in the statements of income is calculated over the estimated useful life of the assets as follows:

Buildings: 30 to 40 years
Improvements: Shorter of lease term or useful life

2. The aggregate gross cost of property included above for Federal income tax purposes was $1,292.0 million as of December 31, 2010

3. (a) Reconciliation of Real Estate Properties:

The following table reconciles the real estate properties from January 1, 2008 to December 31, 2010:

	For the years ended December 31,

(dollars in thousands)	2010	2009	2008

Balance at beginning of year	$1,200,483	$1,085,072	$811,893
Other improvements	185,816	46,723	103,476
Property Acquired	—	68,688	169,703

Balance at end of year	$1,386,299	$1,200,483	$1,085,072

3. (b) Reconciliation of Accumulated Depreciation:

The following table reconciles accumulated depreciation from January 1, 2008 to December 31, 2010:

	For the years ended December 31,

(dollars in thousands)	2010	2009	2008

Balance at beginning of year	$191,307	$163,214	$141,044
Depreciation related to real estate	28,613	28,093	22,170

Balance at end of year	$219,920	$191,307	$163,214