Form 10-Q
period 2011-03-31
ACADIA REALTY TRUST
filed 2011-05-05
CIK 899629

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

As of May 5, 2011 there were 40,323,366 common shares of beneficial interest, par value $.001 per share, outstanding.

ACADIA REALTY TRUST AND SUBSIDIARIES

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements.

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)	March 31,	December 31,
	2011	2010
ASSETS	(unaudited)

Operating real estate
Land	$226,785	$222,786
Building and improvements	930,334	915,221
Construction in progress	2,174	4,400
	1,159,293	1,142,407
Less: accumulated depreciation	227,025	219,920
Net operating real estate	932,268	922,487
Real estate under development	240,352	243,892
Notes receivable, net	92,417	89,202
Investments in and advances to unconsolidated affiliates	70,613	31,036
Cash and cash equivalents	107,335	120,592
Cash in escrow	25,947	28,610
Rents receivable, net	19,905	18,044
Deferred charges, net	25,487	25,730
Acquired lease intangibles, net	17,731	18,622
Prepaid expenses and other assets	28,986	22,463
Assets of discontinued operations	─	4,128
Total assets	$1,561,041	$1,524,806

LIABILITIES

Mortgage notes payable	$844,104	$806,212
Convertible notes payable, net of unamortized discount of $793 and $1,063, respectively	48,982	48,712
Distributions in excess of income from, and investments in, unconsolidated affiliates	21,040	20,884
Accounts payable and accrued expenses	24,019	27,691
Dividends and distributions payable	7,505	7,427
Acquired lease and other intangibles, net	5,483	5,737
Other liabilities	17,142	20,621
Total liabilities	968,275	937,284

EQUITY

Shareholders’ equity Common shares, $.001 par value, authorized 100,000,000 shares; issued
and outstanding 40,321,306 and 40,254,525 shares, respectively	40	40
Additional paid-in capital	303,324	303,823
Accumulated other comprehensive loss	(2,362)	(2,857)
Retained earnings	19,371	17,206
Total shareholders’ equity	320,373	318,212
Noncontrolling interests	272,393	269,310
Total equity	592,766	587,522
Total liabilities and equity	$1,561,041	$1,524,806

See accompanying notes

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

 (unaudited)

	Three months ended March 31,
(dollars in thousands, except per share amounts)	2011	2010

Revenues
Rental income	$28,315	$25,601
Interest income	4,538	4,993
Expense reimbursements	5,635	6,030
Management fee income	629	400
Other	689	437
Total revenues	39,806	37,461

Operating Expenses
Property operating	8,148	7,787
Real estate taxes	4,386	4,527
General and administrative	5,690	5,119
Depreciation and amortization	9,184	10,195
Total operating expenses	27,408	27,628

Operating income	12,398	9,833

Equity in (losses) earnings of unconsolidated affiliates	(148)	387
Other interest income	34	134
Gain on debt extinguishment	1,673	─
Interest and other finance expense	(8,008)	(8,467)
Income from continuing operations before income taxes	5,949	1,887
Income tax provision	(262)	(439)
Income from continuing operations	5,687	1,448

Discontinued Operations
Operating income from discontinued operations	43	59
Gain on sale of property	3,922	─
Income from discontinued operations	3,965	59

Net income	9,652	1,507

Noncontrolling interests
Continuing operations	2,949	3,670
Discontinued operations	(3,178)	(47)
Net (income) loss attributable to noncontrolling interests	(229)	3,623

Net income attributable to Common Shareholders	$9,423	$5,130

Basic Earnings per Share
Income from continuing operations	$0.21	$0.13
Income from discontinued operations	0.02	─
Basic earnings per share	$0.23	$0.13

Diluted Earnings per Share
Income from continuing operations	$0.21	$0.13
Income from discontinued operations	0.02	─
Diluted earnings per share	$0.23	$0.13

See accompanying notes

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Shares		Paid-in	Comprehensive	Retained	Shareholders’	Noncontrolling	Total
(dollars in thousands, except per share amounts)	Shares	Amount	Capital	Loss	Earnings	Equity	Interests	Equity

Balance at December 31, 2010	40,254	$40	$303,823	$(2,857)	$17,206	$318,212	$269,310	$587,522

Conversion of 10,024 OP Units to Common
Shares by limited partners of the Operating
Partnership	10	─	40	─	─	40	(40)	─
Dividends declared ($0.18 per Common Share)	─	─	─	─	(7,258)	(7,258)	(247)	(7,505)
Vesting of employee Restricted Share and LTIP
awards	95	─	132	─	─	132	700	832
Common Shares issued under Employee Share
Purchase Plan	1	─	24	─	─	24	─	24
Issuance of LTIP Unit awards to employees	─	─	─	─	─	─	2,441	2,441
Issuance of Common Shares to trustees	─	─	22	─	─	22	─	22
Exercise of trustees options	1	─	7	─	─	7	─	7
Employee Restricted Shares cancelled	(40)	─	(724)	─	─	(724)	─	(724)
Noncontrolling interest distributions	─	─	─	─	─	─	(83)	(83)
	40,321	40	303,324	(2,857)	9,948	310,455	272,081	582,536
Comprehensive income:
Net income	─	─	─	─	9,423	9,423	229	9,652
Unrealized loss on valuation of swap agreements	─	─	─	(241)	─	(241)	(66)	(307)
Reclassification of realized interest on swap agreements	─	─	─	736	─	736	149	885
Total comprehensive income	─	─	─	495	9,423	9,918	312	10,230

Balance at March 31, 2011	40,321	$40	$303,324	$(2,362)	$19,371	$320,373	$272,393	$592,766

Balance at December 31, 2009	39,787	$40	$299,014	$(2,994)	$16,125	$312,185	$220,292	$532,477

Conversion of 250,300 OP Units to Common
Shares by limited partners of the Operating
Partnership	250	─	2,114	─	─	2,114	(2,114)	─
Dividends declared ($0.18 per Common Share)	─	─	─	─	(7,231)	(7,231)	(192)	(7,423)
Vesting of employee Restricted Share and LTIP
awards	133	─	552	─	─	552	444	996
Common Shares issued under Employee Share
Purchase Plan	2	─	24	─	─	24	─	24
Issuance of Common Shares to trustees	3	─	61	─	─	61	─	61
Employee Restricted Shares cancelled	(57)	─	(966)	─	─	(966)	─	(966)
Noncontrolling interest distributions	─	─	─	─	─	─	(487)	(487)
Noncontrolling interest contributions	─	─	─	─	─	─	11,876	11,876
	40,118	40	300,799	(2,994)	8,894	306,739	229,819	536,558
Comprehensive income (loss):
Net income (loss)	─	─	─	─	5,130	5,130	(3,623)	1,507
Unrealized loss on valuation of swap agreements	─	─	─	(991)	─	(991)	(31)	(1,022)
Reclassification of realized interest on swap agreements	─	─	─	772	─	772	96	868
Total comprehensive income (loss)	─	─	─	(219)	5,130	4,911	(3,558)	1,353

Balance at March 31, 2010	40,118	$40	$300,799	$(3,213)	$14,024	$311,650	$226,261	$537,911

See accompanying notes

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (unaudited)

(dollars in thousands)	Three months ended March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,652	$1,507
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	9,184	10,341
Gain on sale of property	(3,922)	─
Gain on debt extinguishment	(1,673)	─
Noncash accretion of notes receivable	(406)	(1,438)
Share compensation expense	853	1,057
Equity in losses (earnings) of unconsolidated affiliates	148	(387)
Other, net	1,557	1,022
Changes in assets and liabilities
Cash in escrow	2,341	1,933
Rents receivable, net	(2,409)	(2,250)
Prepaid expenses and other assets, net	(6,504)	(2,366)
Accounts payable and accrued expenses	(1,057)	(939)
Other liabilities	(3,006)	1,002

Net cash provided by operating activities	4,758	9,482

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in real estate	(13,225)	(11,075)
Deferred acquisition and leasing costs	(900)	(395)
Investments in and advances to unconsolidated affiliates	(40,618)	(156)
Return of capital from unconsolidated affiliates	689	28
Repayments of notes receivable	874	─
Increase in notes receivable	(3,834)	─
Proceeds from sale of property	7,977	─

Net cash used in investing activities	(49,037)	(11,598)

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (unaudited)

(dollars in thousands)	Three months ended March 31,
	2011	2010

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage notes	(8,411)	(25,742)
Proceeds received on mortgage notes	48,149	─
Increase in deferred financing and other costs	(512)	(2,943)
Capital contributions from noncontrolling interests	─	11,876
Distributions to noncontrolling interests	(254)	(676)
Dividends paid to Common Shareholders	(7,256)	(7,188)
Repurchase and cancellation of Common Shares	(725)	(966)
Common Shares issued under Employee Share Purchase Plan	24	24
Exercise of options to purchase Common Shares	7	─

Net cash provided by (used in) financing activities	31,022	(25,615)

Decrease in cash and cash equivalents	(13,257)	(27,731)
Cash and cash equivalents, beginning of period	120,592	93,808

Cash and cash equivalents, end of period	$107,335	$66,077

Supplemental disclosure of cash flow information
Cash paid during the period for interest, including capitalized interest of $1,188 and $442, respectively	$8,492	$7,724

Cash paid for income taxes	$3,343	$784

See accompanying notes

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.         ORGANIZATION AND BASIS OF PRESENTATION

Business and Organization

Acadia Realty Trust (the “Trust”) and subsidiaries (collectively, the “Company”), is a fully-integrated equity real estate investment trust (“REIT”) focused on the ownership, management and redevelopment of high-quality retail properties and urban/infill mixed-use properties with a strong retail component located primarily in high-barrier-to-entry, densely-populated metropolitan areas along the East Coast and in the Midwestern United States.

All of the Company’s assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership (the “Operating Partnership”) and entities in which the Operating Partnership owns an interest. As of March 31, 2011, the Trust controlled approximately 99% of the Operating Partnership as the sole general partner. As the general partner, the Trust is entitled to share, in proportion to its percentage interest, in the cash distributions and profits and losses of the Operating Partnership. The limited partners primarily represent entities or individuals that contributed their interests in certain properties or entities to the Operating Partnership in exchange for common or preferred units of limited partnership interest (“Common or Preferred OP Units”) and restricted OP units (“LTIP Units”) awarded to employees as long-term compensation (Note 13). Limited partners holding Common OP Units are generally entitled to exchange their units on a one-for-one basis for common shares of beneficial interest of the Trust (“Common Shares”).

As of March 31, 2011, the Company has ownership interests in 34 properties within its core portfolio (“Core Portfolio”) and 48 properties within its three opportunity funds, Acadia Strategic Opportunity Fund I, L.P. (“Fund I”), Acadia Strategic Opportunity Fund II, LLC (“Fund II”) and Acadia Strategic Opportunity Fund III, LLC (“Fund III” and together with Fund I and Fund II, the “Opportunity Funds”). The 82 properties consist of commercial properties, primarily neighborhood and community shopping centers, mixed-use properties with a retail component and self-storage properties. In addition, the Company also invests in operating companies through Acadia Mervyn Investors I, LLC (“Mervyns I”) and Acadia Mervyn Investors II, LLC (“Mervyns II”) or Fund II, all on a non-recourse basis. These investments comprise and are referred to as the Company’s Retailer Controlled Property initiative (“RCP Venture”). The Operating Partnership has the following equity interests in the Opportunity Funds, Mervyns I and Mervyns II:

Entity	Equity Interest Held By Operating Partnership
Fund I and Mervyns I	22.2%
Fund II and Mervyns II	20.0%
Fund III	19.9%

In addition, with respect to each of the Opportunity Funds, Mervyns I and Mervyns II, the Operating Partnership is entitled to a profit participation in excess of its equity interest percentage based on certain investment return thresholds (“Promote”).

Basis of Presentation

The consolidated financial statements include the consolidated accounts of the Company and its investments in partnerships and limited liability companies in which the Company is presumed to have control in accordance with the consolidation guidance of the Financial Accounting Statements Board (“FASB”) Accounting Standards Codification (“ASC”). Investments in entities for which the Company has the ability to exercise significant influence but does not have financial or operating control, are accounted for under the equity method of accounting. Accordingly, the Company’s share of the net earnings (or losses) of entities accounted for under the equity method are included in consolidated net income under the caption, Equity in (Losses) Earnings of Unconsolidated Affiliates. Investments in entities for which the Company does not have the ability to exercise any influence are accounted for under the cost method.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011. The information furnished in the accompanying consolidated financial statements reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the aforementioned consolidated financial statements for the interim periods. These consolidated financial statements should be read in conjunction with the Company’s 2010 Annual Report on Form 10-K, as filed with the SEC on February 28, 2011.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.         ORGANIZATION AND BASIS OF PRESENTATION (continued)

Recent Accounting Pronouncements

During April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-02 “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” ASU 2011-02 requires a creditor to evaluate whether a restructuring constitutes a troubled debt restructuring by concluding that the restructuring constitutes a concession and that the debtor is experiencing financial difficulties and is effective for the first interim or annual period beginning on or after June 15, 2011. The adoption of ASU 2011-02 is not expected to have a material impact on the Company’s financial condition or results of operations.

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

	Three months ended March 31,
(dollars in thousands, except per share amounts)	2011	2010
Numerator
Income from continuing operations attributable to Common Shareholders	$8,636	$5,118
Effect of dilutive securities:
Preferred OP Unit distributions	5	─
Numerator for diluted earnings per Common Share	$8,641	$5,118

Denominator
Weighted average shares for basic earnings per share	40,318	39,981
Effect of dilutive securities
Employee share options	237	169
Convertible Preferred OP Units	25	─
Dilutive potential Common Shares	262	169
Denominator for diluted earnings per share	40,580	40,150
Basic earnings per Common Share from continuing operations attributable to Common Shareholders	$0.21	$0.13
Diluted earnings per Common Share from continuing operations attributable to Common Shareholders	$0.21	$0.13

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

The effect of the assumed conversion of 188 Series A Preferred OP Units into 25,067 Common Shares would be dilutive for the three months ended March 31, 2011 and anti-dilutive for the three months ended March 31, 2010 and are accordingly included and excluded, respectively, from the table above.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)
3.         NONCONTROLLING INTERESTS

Noncontrolling interests represent the portion of equity in entities consolidated in the accompanying financial statements that the Company does not own. Such noncontrolling interests are reported on the Consolidated Balance Sheets within equity, separately from shareholders’ equity.

Noncontrolling interests include third party interests in the Company’s Opportunity Funds and other entities. It also include interests in the Operating Partnership which represent (i) the limited partners’ 281,294 Common OP Units at both March 31, 2011 and December 31, 2010 (ii) 188 Series A Preferred OP Units at both March 31, 2011 and December 31, 2010 and (iii) 1,060,225 and 641,534 LTIP Units at March 31, 2011 and December 31, 2010, respectively.

4.         ACQUISITION AND DISPOSITION OF PROPERTIES AND DISCONTINUED OPERATIONS

Acquisitions

During February 2011, Fund III, in a venture with an unaffiliated partner, acquired three retail properties (“Lincoln Road”), aggregating 61,400 square feet located in the Lincoln Road area of South Miami Beach, Florida for $51.9 million, which included the assumption of $20.6 million of in-place mortgage debt. Fund III has a 95% interest in these properties.

During February 2011, Fund III, in a venture with an unaffiliated partner, acquired a 64,600 square foot single tenant retail property (“White Oak”) located in Silver Spring, Maryland for $9.8 million. Fund III has a 90% interest in the property.

Discontinued Operations

The Company reports properties held-for-sale and properties sold during the periods as discontinued operations. The results of operations of discontinued operations are reflected as a separate component within the accompanying Consolidated Financial Statements for all periods presented.

During January 2011, the Company completed the sale of a Fund II leasehold interest in the Neiman Marcus location at Oakbrook Center, located in Oak Brook, Illinois, for $8.2 million. The sale resulted in a gain of $3.9 million. The combined assets and liabilities as of December 31, 2010 and results of operations of the property classified as discontinued operations for the three months ended March 31, 2011 and March 31, 2010 are summarized as follows:

BALANCE SHEET	December 31,
(dollars in thousands)	2010

ASSETS
Net real estate	$4,046
Rents receivable, net	69
Prepaid expenses and other assets, net	13
Total assets of discontinued operations	$4,128
LIABILITIES
Total liabilities of discontinued operations	$ ─

STATEMENTS OF OPERATIONS	Three months ended March 31,
(dollars in thousands)	2011	2010

Total revenues	$45	$266
Total expenses	2	207
Operating income	43	59
Gain on sale of property	3,922	─
Income from discontinued operations	3,965	59
Income from discontinued operations attributable to noncontrolling interests	(3,178)	(47)
Income from discontinued operations attributable to Common Shareholders	$787	$12

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

5.           INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

Core Portfolio

Brandywine Portfolio

The Company owns a 22.2% interest in an approximately one million square foot retail portfolio (the “Brandywine Portfolio”) located in Wilmington, Delaware that is accounted for under the equity method.

Crossroads

The Company owns a 49% interest in Crossroads Joint Venture and Crossroads II (collectively, “Crossroads”), which own a 311,000 square foot shopping center located in White Plains, New York that is accounted for under the equity method.

Opportunity Funds

RCP Venture

During 2004, the Company along with Klaff Realty, LP (“Klaff”) and Lubert-Adler Management, Inc. (“Lubert-Adler”) formed an investment group, the RCP Venture, for the purpose of making investments in surplus or underutilized properties owned by retailers. The RCP Venture is neither a single entity nor a specific investment. Any member of this group has the option of participating, or not, in any individual investment and each individual investment has been made on a stand-alone basis through a separate limited liability company (“LLC”). These investments have been made through different investment vehicles with different affiliated and unaffiliated investors and different economics to the Company. Investments under the RCP Venture are structured as separate joint ventures as there may be other investors participating in certain investments in addition to Klaff, Lubert-Adler and Acadia. The Company has made these investments through its subsidiaries, Mervyns I, Mervyns II and Fund II, (together the “Acadia Investors”), all on a non-recourse basis. Through March 31, 2011, the Acadia Investors have made investments in Mervyns Department Stores (“Mervyns”) and Albertsons including additional investments in locations that are separate from these original investments (“Add-On Investments”). Additionally, the Acadia Investors have invested in Shopko, Marsh and Rex Stores Corporation (collectively “Other RCP Investments”).

The Acadia Investors have noncontrolling interests in the individual investee LLC’s as follows:
			Acadia Investors
			Ownership % in:
		Acadia Investors	Investee	Underlying
Investment	Investee LLC	Entity	LLC	entity(s)
Mervyns	KLA/Mervyn’s, LLC	Mervyns I and Mervyns II	10.5%	5.8%
Mervyns Add-On investments	KLA/Mervyn’s, LLC.	Mervyns I and Mervyns II	10.5%	5.8%
Albertsons	KLA A Markets, LLC	Mervyns II	18.9%	5.7%
Albertsons Add-On investments	KLA A Markets, LLC	Mervyns II	20.0%	6.0%
Shopko	KLA-Shopko, LLC	Fund II	20.0%	2.0%
Marsh and Add-On investments	KLA Marsh, LLC	Fund II	20.0%	3.3%
Rex stores	KLAC Rex Venture, LLC	Mervyns II	13.3%	13.3%

The Company accounts for the original investments in Mervyns and Albertsons under the equity method of accounting as the Company has the ability to exercise significant influence, but does not have financial or operating control.

The Company accounts for the Add-On Investments and Other RCP Investments under the cost method. Due to its minor ownership interest, based on the size of the investments as well as the terms of the underlying operating agreements, the Company has no influence over such entities operating and financial policies. Other than the minority investor rights to which the Company is entitled pursuant to statute, it has no rights other than to receive its pro-rata share of cash distributions as declared by the managers of the Add-On Investments and Other RCP Investments. The Company has no rights with respect to the control and operation of these investment vehicles, nor with the formulation and execution of business and investment policies.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

5.           INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES (continued)

The following table summarizes activity related to the RCP Venture investments from inception through March 31, 2011:

(dollars in thousands)				Operating Partnership Share
Investment	Year Acquired	Invested Capital and Advances	Distributions	Invested Capital and Advances	Distributions
Mervyns	2004	$26,058	$45,966	$4,901	$11,251
Mervyns Add-On investments	2005/2008	6,517	1,703	1,046	283
Albertsons	2006	20,717	77,053	4,239	15,410
Albertsons Add-On investments	2006/2007	2,412	1,679	387	336
Shopko	2006	1,108	1,655	222	331
Marsh and Add-on investments	2006/2008	2,667	2,639	533	528
Rex Stores	2007	2,701	840	535	168
		$62,180	$131,535	$11,863	$28,307

Other Opportunity Fund Investments

Fund II Investments

Prior to June 30, 2010, Fund II had a 24.75% interest in CityPoint, a redevelopment project located in downtown Brooklyn, NY, which was accounted for under the equity method. On June 30, 2010, Fund II acquired the remaining interests in the project from its unaffiliated partner and, as a result, now consolidates the CityPoint investment.

Fund III Investments

The unaffiliated venture partners for the Lincoln Road and White Oak investments (Note 4) maintain control over these entities and, as such, the Company accounts for these investments using the equity method.

Fund III also has an additional investment in the White City Shopping Center for which the unaffiliated venture partner maintains control over the entity and, as such, the Company accounts for this investment using the equity method.

During June 2010, Fund III, together with an unaffiliated partner, invested in an entity for the purpose of providing management services to owners of self-storage properties, including the 14 locations currently owned through Fund II and Fund III.  The entity was determined to be a variable interest entity for which the Company was determined not to be the primary beneficiary.  As such, the Company accounts for this investment under the equity method.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

5.           INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES (continued)

Summary of Investments in Unconsolidated Affiliates

The following combined/condensed Balance Sheets and Statements of Operations, in each period, summarize the financial information of the Company’s investments in unconsolidated affiliates.

(dollars in thousands)	March 31, 2011	December 31, 2010
Combined and Condensed Balance Sheets
Assets
Rental property, net	$248,456	$186,802
Investment in unconsolidated affiliates	190,640	192,002
Other assets	28,212	27,841

Total assets	$467,308	$406,645

Liabilities and partners’ equity
Mortgage notes payable	$287,705	$267,565
Other liabilities	15,014	13,815
Partners’ equity	164,589	125,265

Total liabilities and partners’ equity	$467,308	$406,645
Company’s investment in and advances to
unconsolidated affiliates	$70,613	$31,036
Company’s share of distributions in excess of share of
income and investments in unconsolidated affiliates	$(21,040)	$(20,884)

	Three Months Ended
(dollars in thousands)	March 31, 2011	March 31, 2010
Combined and Condensed Statements of Operations
Total revenues	$9,582	$7,069
Operating and other expenses	3,766	2,537
Interest expense	3,973	3,355
Equity in earnings of unconsolidated affiliates	958	2,923
Depreciation and amortization	1,912	1,098
Loss on sale of property, net	─	(2,957)
Net income	$889	$45

Company’s share of net (loss) income	$(50)	$484
Amortization of excess investment	(98)	(97)
Company’s share of net (loss) income	$(148)	$387

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

6.           NOTES RECEIVABLE

At March 31, 2011, the Company’s notes receivable, net aggregated $92.4 million, and were collateralized by the underlying properties, the borrowers’ ownership interest in the entities that own the properties and/or by the borrowers’ personal guarantee as follows:

Description	Effective interest rate	Maturity date	First Priority liens	Net carrying amount of notes receivable	Extension options
(dollars in thousands)
Mezzanine Loan	20.9%	7/2011	$170,727	$47,000	1 x 1 year
Mezzanine Loan	10.2%	11/2011	9,410	8,000	1 x 1 year
Mezzanine Loan	14.5%	6/2011	─	8,585	1 x 6 months
Mezzanine Loan	13.0%	9/2011	─	2,980	─
Mezzanine Loan	15.0%	Upon Capital Event	─	3,834	─
First Mortgage Loan	10.8%	9/2011	─	10,000	─
Zero coupon Loan	24.0%	1/2016	─	3,309	─
Individually less	10% to	Demand note
than 3%	17.5%	to 1/2017	106,089	8,709	─
Total				$92,417

During February 2011, the Company made a mezzanine loan for $3.8 million which accrues interest at 15% and is payable upon a capital event. The Company also received a payment of $1.9 million on a mezzanine loan.

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

The activity in the allowance for notes receivable for the three months ended March 31, 2011 is as follows:

Allowance for
(dollars in thousands)	Notes Receivable

Balance at December 31, 2010	$4,964
Provision for losses on notes receivable	151
Balance at March 31, 2011	$5,115

7.         DERIVATIVE FINANCIAL INSTRUMENTS

As of March 31, 2011, the Company’s derivative financial instruments consisted of seven interest rate swaps with an aggregate notional value of $71.4 million, which effectively fix LIBOR at rates ranging from 0.4% to 5.1% and mature between September 2011 and November 2012. The Company also has a derivative financial instrument with a notional value of $28.9 million which caps LIBOR at 6.0% and matures in April 2013. The fair value of the net derivative liability of these instruments, which is included in other liabilities in the Consolidated Balance Sheets, totaled $2.3 million and $2.8 million at March 31, 2011 and December 31, 2010, respectively. The notional value does not represent exposure to credit, interest rate, or market risks.

These derivative instruments have been designated as cash flow hedges and hedge the future cash outflows on variable rate mortgage debt. Such instruments are reported at the fair value reflected above. As of March 31, 2011 and December 31, 2010, unrealized losses totaling $2.4 million and $2.8 million, respectively, were reflected in accumulated other comprehensive loss.

As of March 31, 2011 and December 31, 2010, no derivatives were designated as fair value hedges, hedges of net investments in foreign operations or considered to be ineffective. Additionally, the Company does not use derivatives for trading or speculative purposes.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

8.         MORTGAGE NOTES PAYABLE

The Company completed the following transactions related to mortgage loans and credit facilities during the three months ended March 31, 2011:

During January 2011, the Company liquidated a $9.3 million mortgage loan for $7.6 million, resulting in a $1.7 million gain on extinguishment of debt.

During January 2011, the Company borrowed the remaining $2.4 million of a $34.0 million loan collateralized by a property.

During February 2011, the Company borrowed $39.0 million under the Fund III subscription line of credit.  As of March 31, 2011, the total outstanding amount on this line of credit was $210.5 million.

During January 2011, the Company amended an existing $48.0 million construction loan collateralized by a property. The amendment provided for an additional $3.0 million supplemental loan and a $7.0 million subordinate loan. The amended loan continues to bear interest at LIBOR plus 400 basis points, subject to an interest rate floor of 6.50% and matures on January 12, 2012. During the first quarter of 2011, the Company drew down an additional $6.7 million on this construction loan.  As of March 31, 2011, the total outstanding amount on this loan was $46.9 million.

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

The carrying amount of the equity component included in additional paid-in capital totaled $0.8 million at March 31, 2011 and $1.1 million at December 31, 2010. The additional non-cash interest expense recognized in the Consolidated Statements of Income was $0.3 million for each of the three months ended March 31, 2011 and 2010. The if-converted value of the Convertible Notes does not exceed their aggregate principal amount as of March 31, 2011 and there are no derivative transactions that were entered into in connection with the issuance of the Convertible Notes.

Through March 31, 2011, the Company has purchased $65.2 million in face amount of its Convertible Notes at an average discount of approximately 19%. The outstanding Convertible Notes face amount as of March 31, 2011 was $49.8 million.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2011:

(dollars in thousands)	Level 1	Level 2	Level 3
Liabilities
Derivative financial instruments (Note 7)	$—	$2,340	$—

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

The Company has determined the estimated fair values of the following financial instruments by discounting future cash flows utilizing a discount rate equivalent to the rate at which similar financial instruments would be originated at the reporting date:

	March 31, 2011		December 31, 2010
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(dollars in thousands)	Amount	Value	Amount	Value

Notes Receivable	$92,417	$92,689	$89,202	$90,612

Mortgage Notes Payable and Convertible Notes Payable	$893,086	$893,426	$854,924	$863,639

11.         RELATED PARTY TRANSACTIONS

The Company earned property management fees, legal and leasing fees from the Brandywine portfolio totaling $0.5 million and $0.2 million for the three months ended March 31, 2011 and March 31, 2010, respectively.

Lee Wielansky, the Lead Trustee of the Company, was paid a consulting fee of $25,000 for each of the three months ended March 31, 2011 and 2010.

12.         SEGMENT REPORTING

The Company has five reportable segments: Core Portfolio, Opportunity Funds, Self-Storage Portfolio, Notes Receivable and Other.  “Notes Receivable” consists of the Company’s notes receivable and preferred equity investment and related interest income.  “Other” consists primarily of management fees and interest income. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates property performance primarily based on net operating income before depreciation, amortization and certain nonrecurring items. Investments in the Core Portfolio are typically held long-term. Given the contemplated finite life of the Opportunity Funds, these investments are typically held for shorter terms. Fees earned by the Company as the general partner/member of the Opportunity Funds are eliminated in the Company’s consolidated financial statements. The following tables set forth certain segment information for the Company, reclassified for discontinued operations, as of and for the three months ended March 31, 2011 and 2010 (does not include unconsolidated affiliates):

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

12.         SEGMENT REPORTING, continued

Three Months Ended March 31, 2011

(dollars in thousands)	Core Portfolio	Opportunity Funds	Self - Storage Portfolio	Notes Receivable	Other	Amounts Eliminated in Consolidation	Total
Revenues	$15,710	$13,594	$5,335	$4,538	$6,474	$(5,845)	$39,806
Property operating expenses and real estate taxes	4,914	4,852	3,213	-	-	(445)	12,534
Other expenses	5,898	3,480	-	-	-	(3,688)	5,690
Income before depreciation and amortization	$4,898	$5,262	$2,122	$4,538	$6,474	$(1,712)	$21,582
Depreciation and amortization	$3,728	$4,405	$1,177	$-	$-	$(126)	$9,184
Interest and other finance expense	$4,077	$3,093	$851	$-	$-	$(13)	$8,008
Real estate at cost	$480,619	$722,253	$210,396	$-	$-	$(13,623)	$1,399,645
Total assets	$567,991	$813,476	$193,505	$92,417	$-	$(106,348)	$1,561,041
Expenditures for real estate and improvements	$1,385	11,670	$445	$-	$-	$(275)	$13,225
Reconciliation to net income and net income attributable to Common Shareholders
Net property income before depreciation and amortization							$21,582
Other interest income							34
Depreciation and amortization							(9,184)
Equity in losses of unconsolidated affiliates							(148)
Interest and other finance expense							(8,008)
Income tax provision							(262)
Gain on debt extinguishment							1,673
Income from discontinued operations							3,965
Net income							9,652
Net income attributable to noncontrolling interests							(229)
Net income attributable to Common Shareholders							$9,423

Three Months Ended March 31, 2010

(dollars in thousands)	Core Portfolio	Opportunity Funds	Self - Storage Portfolio	Notes Receivable	Other	Amounts Eliminated in Consolidation	Total
Revenues	$15,934	$11,596	$4,539	$4,993	$4,785	$(4,386)	$37,461
Property operating expenses and real estate taxes	5,329	4,370	2,907	-	-	(292)	12,314
Other expenses	5,714	3,382	-	-	-	(3,977)	5,119
Income before depreciation and amortization	$4,891	$3,844	$1,632	$4,993	$4,785	$(117)	$20,028
Depreciation and amortization	$3,917	$5,203	$1,183	$-	$-	$(108)	$10,195
Interest and other finance expense	$4,302	$3,063	$1,102	$-	$-	$-	$8,467
Real estate at cost	$476,751	$534,884	$210,422	$-	$-	$(11,144)	$1,210,913
Total assets	$538,061	$612,245	$196,206	$126,643	$-	$(112,981)	$1,360,174
Expenditures for real estate and improvements	$2,970	$7,594	$562	$-	$-	$(51)	$11,075
Reconciliation to net income and net income attributable to Common Shareholders
Net property income before depreciation and amortization							$20,028
Other interest income							134
Depreciation and amortization							(10,195)
Equity in earnings of unconsolidated affiliates							387
Interest and other finance expense							(8,467)
Income tax provision							(439)
Income from discontinued operations							59
Net income							1,507
Net loss attributable to noncontrolling interests							3,623
Net income attributable to Common Shareholders							$5,130

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

13.         LONG-TERM INCENTIVE COMPENSATION

LONG-TERM INCENTIVE COMPENSATION

The Company maintains two share incentive plans, the 2003 Share Incentive Plan and the 2006 Share Incentive Plan (collectively the “Share Incentive Plans”).

On March 3, 2011 and March 22, 2011, the Company issued a combined total of 429,909 LTIP Units and 1,549 Restricted Shares to officers of the Company and 164 LTIP Units and 9,584 Restricted Shares to other employees of the Company.  Vesting with respect to these awards is recognized ratably over the five annual anniversaries following the issuance date. Vesting with respect to 11% of the awards issued to officers is also generally subject to achieving certain Company performance measures.

These awards were measured at their fair value as if they were vested on the grant date.  Fair value was established as the market price of the Company’s Common Shares as of the close of trading on the day preceding the grant date.

The total value of the above Restricted Shares and LTIP Units as of the grant date was $8.4 million, of which $2.4 million has been recognized in compensation expense during 2010 and $6.0 million will be recognized in compensation expense over the vesting period.  Compensation expense of $0.3 million has been recognized in the accompanying financial statements related to these awards for the three months ended March 31, 2011.

Total long-term incentive compensation expense, including the expense related to the above-mentioned plans, was $0.8 million and $1.0 million for the three months ended March 31, 2011 and 2010, respectively.

In 2009, the Company adopted the Long Term Investment Alignment Program (the “Program”) pursuant to which the Company may award units primarily to senior executives which would entitle them to receive up to 25% of any future Fund III Promote when and if such Promote is ultimately realized. During March 2011, the Company awarded an additional 12% of the Program, with the total awards to date representing 73% of the Program, which were determined to have no value at issuance or as of March 31, 2011.  In accordance with ASC Topic 718, “Compensation - Stock Compensation,” compensation relating to these awards will be recorded based on the change in the estimated fair value at each reporting period.

14.         SUBSEQUENT EVENTS

During April 2011, the Company, through Fund III, acquired The Heritage Shops at Millennium Park, a 105,000 square foot property located in the East Loop section of downtown Chicago, Illinois, for $31.6 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is based on the consolidated financial statements of the Company as of March 31, 2011 and 2010 and for the three months then ended. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results performance or achievements expressed or implied by such forward-looking statements. Such factors are set forth under the heading “Item 1A. Risk Factors” in our Form 10-K for the year ended December 31, 2010 (our “2010 Form 10-K”) and include, among others, the following: general economic and business conditions, including the current post-recessionary period, which will, among other things, affect demand for rental space, the availability and creditworthiness of prospective tenants, lease rents and the availability of financing; adverse changes in our real estate markets, including, among other things, competition with other companies; risks of real estate development, acquisition and investment; risks related to our use of leverage; demands placed on our resources due to the growth of our business; risks related to operating through a partnership structure; our limited control over joint venture investments; the risk of loss of key members of management; uninsured losses; REIT distribution requirements and ownership limitations; concentration of ownership by certain institutional investors; governmental actions and initiatives; and environmental/safety requirements. Except as required by law, we do not undertake any obligation to update or revise any forward-looking statements contained in this Form 10-Q.

OVERVIEW

As of March 31, 2011, we operated 82 properties, which we own or have an ownership interest in, within our Core Portfolio or within our three Opportunity Funds. These 82 properties consist of commercial properties, primarily neighborhood and community shopping centers, mixed-use properties with a retail component and self-storage properties. The properties we operate are located primarily in the Northeast, Mid-Atlantic and Midwestern regions of the United States. Our Core Portfolio consists of those properties either 100% owned, or partially owned through joint venture interests, by the Operating Partnership, or subsidiaries thereof, not including those properties owned through our Opportunity Funds. Excluding properties under redevelopment, there are 32 properties in our Core Portfolio totaling approximately 4.8 million square feet. Fund I has 20 properties comprising approximately 0.9 million square feet. Fund II has 10 properties, eight of which (representing 1.2 million square feet) are currently operating, one is under construction, and one is in the design phase. Three of the properties also include self-storage facilities. We expect the Fund II portfolio will have approximately 2.0 million square feet upon completion of all current construction and anticipated redevelopment activities. Fund III has 18 properties totaling approximately 1.9 million square feet, of which 11 locations representing 0.9 million net rentable square feet are self-storage facilities. The majority of our operating income is derived from rental revenues from these 82 properties, including recoveries from tenants, offset by operating and overhead expenses. As our RCP Venture invests in operating companies, we consider these investments to be private-equity style, as opposed to real estate, investments.  Since these are not generally traditional investments in operating rental real estate but investments in operating businesses, the Operating Partnership principally invests in these through a taxable REIT subsidiary (“TRS”).

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

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no material changes to the items that we disclosed as our critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2010 Form 10-K.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2011 (“2011”) to the three months ended March 31, 2010 (“2010”)

Revenues	2011				2010
(dollars in millions)	Core Portfolio	Opportunity Funds	Storage Portfolio	Notes Receivable and Other	Core Portfolio	Opportunity Funds	Storage Portfolio	Notes Receivable and Other

Rental income	$12.2	$11.2	$4.9	$—	$12.0	$9.4	$4.2	$—
Mortgage interest income	—	—	—	4.5	—	—	—	5.0
Expense reimbursements	3.3	2.4	—	—	3.9	2.2	—	—
Management fee income (1)	—	—	—	0.6	—	—	—	0.4
Other property income	0.3	—	0.4	—	—	0.1	0.3	—

Total revenues	$15.8	$13.6	$5.3	$5.1	$15.9	$11.7	$4.5	$5.4

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

The increase in rental income in the Opportunity Funds primarily related to additional rents at Fordham Place, Pelham Manor and Canarsie for leases that commenced subsequent to March 31, 2010 (“Fund Redevelopment Properties”).  The increase in rental income in the Storage Portfolio related to increased occupancy throughout portfolio.

Operating Expenses	2011				2010
(dollars in millions)	Core Portfolio	Opportunity Funds	Storage Portfolio	Notes Receivable and Other	Core Portfolio	Opportunity Funds	Storage Portfolio	Notes Receivable and Other

Property operating	$2.8	$3.3	$2.5	$(0.4)	$3.0	$2.8	$2.3	$(0.3)
Real estate taxes	2.1	1.6	0.7	—	2.3	1.5	0.7	—
General and administrative	5.9	3.4	—	(3.7)	5.7	3.4	—	(4.0)
Depreciation and amortization	3.7	4.4	1.2	(0.1)	3.9	5.2	1.2	(0.1)

Total operating expenses	$14.5	$12.7	$4.4	$(4.2)	$14.9	$12.9	$4.2	$(4.4)

Other	2011				2010
(dollars in millions)	Core Portfolio	Opportunity Funds	Storage Portfolio	Notes Receivable and Other	Core Portfolio	Opportunity Funds	Storage Portfolio	Notes Receivable and Other

Equity in earnings (losses) of unconsolidated affiliates	$0.2	$0.5	$(0.9)	$—	$0.1	$0.3	$—	$—
Other interest income	—	—	—	—	—	—	—	0.1
Gain on extinguishment of debt	1.7	—	—	—	—	—	—	—
Interest and other finance expense	(4.1)	(3.1)	(0.8)	—	(4.3)	(3.1)	(1.1)	—
Income tax expense	(0.5)	—	0.2	—	(0.4)	—	—	—
Income from discontinued operations	—	—	—	4.0	—	—	—	0.1
(Income) loss attributable to noncontrolling interests in subsidiaries - Continuing operations	(0.1)	3.1	—	—	(0.1)	3.8	—	—
- Discontinued operations	—	—	—	(3.2)	—	—	—	—

Equity in earnings (losses) in the Self Storage Portfolio represents the pro-rata share of losses from our unconsolidated investment in a self storage management company which commenced operations in 2010.

The $1.7 million gain on extinguishment of debt was attributable to the purchase of mortgage debt at a discount in 2011.

Income from discontinued operations and the income attributable to noncontrolling interests-Discontinued operations represent activity related to a property sold during 2011.

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

The reconciliation of net income to FFO for the three months ended March 31, 2011 and 2010 is as follows:

	Three months ended March 31,
(dollars in millions, except per share amounts)	2011	2010
Funds From Operations

Net income attributable to Common Shareholders	$9.4	$5.1
Depreciation of real estate and amortization of leasing costs (net of noncontrolling interests’ share)
Consolidated affiliates	4.5	4.6
Unconsolidated affiliates	0.4	0.4
Gain on sale (net of noncontrolling interests’ share)
Consolidated affiliates	(0.8)	─
Income attributable to noncontrolling interests’ in Operating Partnership	0.1	0.1
Funds from operations	$13.6	$10.2

Funds From Operations per Share - Diluted

Weighted average number of Common Shares and OP Units	41.0	40.8

Diluted funds from operations, per share	$0.33	$0.25

USES OF LIQUIDITY

Our principal uses of liquidity are (i) distributions to our shareholders and OP unit holders, (ii) investments which include the funding of our capital committed to the Opportunity Funds and property acquisitions and redevelopment/re-tenanting activities within our Core Portfolio, and (iii) debt service and loan repayments.

Distributions

In order to qualify as a REIT for Federal income tax purposes, we must currently distribute at least 90% of our taxable income to our shareholders. For the three months ended March 31, 2011, we paid dividends and distributions on our Common Shares and Common OP Units totaling $7.4 million.

Investments

Fund I and Mervyns I

During 2001, we formed a partnership, Fund I, and in 2004 formed a limited liability company, Mervyns I, with four institutional investors with $90.0 million, in the aggregate, of committed discretionary capital. Fund I and Mervyns I have returned all invested capital and accumulated preferred return thus triggering our Promote in all future Fund I and Mervyns I earnings and distributions. As of March 31, 2011, $86.6 million has been invested in Fund I and Mervyns I, of which the Operating Partnership contributed $19.2 million.

As of March 31, 2011, Fund I currently owned, or had ownership interests in, 20 assets comprising approximately 0.9 million square feet as follows:

Shopping Center	Location	Year acquired	GLA

New York Region

New York
Tarrytown Shopping Center	Tarrytown	2004	34,979

Mid-Atlantic Region

Ohio
Granville Centre	Columbus	2002	134,997

Various Regions
Kroger/Safeway Portfolio (18 locations)	Various	2003	714,776
Total			884,752

Reference is made to Note 5 in the Notes to Consolidated Financial Statements in Part 1, Item 1 in this Form 10-Q for a discussion of RCP investments made by Mervyns I to date.

Fund II and Mervyns II

During 2004, we, along with the investors from Fund I as well as two additional institutional investors, formed Fund II, and Mervyns II with $300.0 million, in the aggregate, of committed discretionary capital. To date, Fund II’s primary investment focus has been in the New York Urban/Infill Redevelopment Initiative and the Retailer Controlled Property Venture which are discussed below. As of March 31, 2011, a total of $265.2 million has been invested in Fund II and Mervyns II, of which the Operating Partnership contributed $53.0 million. The remaining capital contribution balance of $34.8 million is expected to be utilized to complete development activities for existing Fund II investments.

New York Urban Infill Redevelopment Initiative

In September 2004, we, through Fund II, launched our New York Urban Infill Redevelopment initiative. Fund II, together with an unaffiliated partner, formed Acadia Urban Development LLC (“Acadia Urban Development”) for the purpose of acquiring, constructing, developing, owning, operating, leasing and managing certain mixed-use real estate properties in the New York City metropolitan area which include a retail component. To date our partner has invested their maximum commitment of $2.2 million and Fund II, the managing member, has agreed to invest the balance.

To date, Fund II has invested in nine New York Urban Infill Redevelopment construction projects, eight of which were made through Acadia Urban Development, as follows:

				Redevelopment (dollars in millions)
				Anticipated	Estimated	Square
		Year	Costs	additional	construction	feet upon
Property	Location	acquired	to date	costs	completion	completion
Liberty Avenue (1)	Queens	2005	$15.5	$0.1	Completed	125,000
216th Street	Manhattan	2005	27.7	—	Completed	60,000
Fordham Place	Bronx	2004	124.6	8.5	Completed	260,000
Pelham Manor Shopping Center (1)	Westchester	2004	62.9	1.9	Completed	320,000
161st Street (2)	Bronx	2005	62.4	4.3	TBD	230,000
Atlantic Avenue (3)	Brooklyn	2007	22.2	0.2	Completed	110,000
Canarsie Plaza	Brooklyn	2007	82.8	8.2	Completed	275,000
CityPoint (1)	Brooklyn	2007	84.8	115.2	TBD	550,000
Sherman Plaza	Manhattan	2005	33.6	TBD	TBD	TBD
Total			$516.5	$138.4		1,930,000

Notes:
   TBD – To be determined.
   (1)  Acadia Urban Development acquired a ground lease interest at this property.
   (2)  Currently operating but redevelopment activities have commenced.
   (3)  Fund II owns 100% of this project.

Retailer Controlled Property Venture

Reference is made to Note 5 in the Notes to Consolidated Financial Statements in Part 1, Item 1 in this Form 10-Q for a discussion of RCP investments made by Fund II and Mervyns II to date.

Fund III

During 2007, we formed Fund III with 14 institutional investors, including all of the investors from Fund I and a majority of the investors from Fund II with $502.5 million of committed discretionary capital. As of March 31, 2011, $96.5 million has been invested in Fund III, of which the Operating Partnership contributed $19.2 million.

New York Urban Infill Redevelopment Initiative

Fund III has invested in a New York Urban/Infill Redevelopment and a main street retail redevelopment in Westport, Connecticut as follows:

				Anticipated	Estimated	Square
		Year	Costs	additional	construction	feet upon
Property	Location	acquired	to date	costs	completion	completion
Sheepshead Bay	Brooklyn, NY	2007	$22.8	$ TBD	TBD	TBD
125 Main Street	Westport, CT	2007	21.3	4.3	2nd half 2011	26,000
Total			$44.1	$4.3		26,000
Notes:
  TBD - To be determined

Other Fund III Investments

Through April 2011, Fund III has acquired five properties through three separate ventures for an aggregate purchase price of $93.3 million, including assumed debt of $20.6 million. Reference is made to Notes 4 and 14 in the Notes to Consolidated Financial Statements in Part 1, Item 1 in this Form 10-Q for a discussion of these investments.

Notes Receivable

Reference is made to Note 6 to the Notes to Consolidated Financial Statements in Part 1, Item 1 in this Form 10-Q for an overview of our notes receivable.

During February 2011, we made a mezzanine loan for $3.8 million which accrues interest at 15% and is payable upon a capital event.

Core Portfolio Property Redevelopment and Expansion

Our Core Portfolio redevelopment program focuses on selecting well-located neighborhood and community shopping centers and creating significant value through re-tenanting and property redevelopment. We currently have two properties in the early stages of redevelopment.

Share Repurchase

We have an existing share repurchase program that authorizes management, at its discretion, to repurchase up to $20.0 million of our outstanding Common Shares. The program may be discontinued or extended at any time and there is no assurance that we will purchase the full amount authorized. Under this program we have repurchased 2.1 million Common Shares, none of which were repurchased after December 2001. As of March 31, 2011, management may cause the Company to repurchase up to approximately $7.5 million of our outstanding Common Shares under this program.

SOURCES OF LIQUIDITY

We intend on using Fund III, as well as new funds that we may establish in the future, as the primary vehicles for our future acquisitions, including investments in the RCP Venture and New York Urban/Infill Redevelopment Initiative. Additional sources of capital for funding property acquisitions, redevelopment, expansion, re-tenanting and RCP Venture investments, are expected to be obtained primarily from (i) the issuance of public equity or debt instruments, (ii) cash on hand and cash flow from operating activities, (iii) additional property debt financings, (iv) noncontrolling interests’ unfunded capital commitments of $27.8 million for Fund II and $287.6 million for Fund III, and (v) future sales of existing properties.

During April 2011, Fund III received capital contributions of $46.5 million to fund the acquisition of The Heritage Shops at Millennium Park and to pay down Fund III’s credit facility.

As of March 31, 2011, we had approximately $64.9 million of additional capacity under existing debt facilities and cash and cash equivalents on hand of $107.3 million.

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

Notes Receivable

During February 2011, we received a payment of $1.9 million on a mezzanine loan. Reference is made to Note 6 to the Notes to Consolidated Financial Statements in Part 1, Item 1 in this Form 10-Q for an overview of our notes receivable.

Financing and Debt

At March 31, 2011, mortgage and convertible notes payable aggregated $893.1 million, net of unamortized premium of $0.1 million and unamortized discount of $0.8 million, and the mortgages were collateralized by 27 properties and related tenant leases. Interest rates on our outstanding mortgage indebtedness and convertible notes payable ranged from 0.84% to 7.34% with maturities that ranged from June 2011 to November 2032. Taking into consideration $71.4 million of notional principal under variable to fixed-rate swap agreements currently in effect, $405.6 million of the portfolio, or 45.4%, was fixed at a 5.64% weighted average interest rate and $487.5 million, or 54.6% was floating at a 3.10% weighted average interest rate. There is $420.9 million of debt maturing in 2011 at weighted average interest rates of 2.58%.  Of this amount, $2.0 million represents scheduled annual amortization.  $19.3 million of loans maturing during 2011 provide for extension options, which we believe we will be able to exercise and $210.5 million represents Fund III subscription line borrowings that are payable from capital calls.  As it relates to remaining maturities, we may not have sufficient cash on hand to repay such indebtedness, and, therefore, we expect to refinance at least a portion of this indebtedness or select other alternatives based on market conditions as these loans mature.

Reference is made to Note 8 in the Notes to Consolidated Financial Statements in Part 1, Item 1 in this Form 10-Q for an overview of transactions related to mortgage loans, bond financing and credit facilities during the three months ended March 31, 2011.

The following table sets forth certain information pertaining to our secured credit facilities:

(dollars in millions) Borrower	Total amount of credit facility	Amount borrowed as of December 31, 2010	Net borrowings (repayments) during the three months ended March 31, 2011	Amount borrowed as of March 31, 2011	Letters of credit outstanding as of March 31, 2011	Amount available under credit facilities as of March 31, 2011
Acadia Realty, LP	$64.5	$1.0	$—	$1.0	$8.6	$54.9
Fund II	40.0	40.0	—	40.0	—	—
Fund III	221.0	171.5	39.0	210.5	0.5	10.0
Total	$325.5	$212.5	$39.0	$251.5	$9.1	$64.9

The following table summarizes the Company’s mortgage and other secured indebtedness as of March 31, 2011 and December 31, 2010:
(dollars in millions)
Description of Debt and Collateral	March 31, 2011	December 31, 2010	Interest Rate at March 31, 2011	Maturity	Payment Terms
Mortgage notes payable – variable-rate
Liberty Avenue	$10.0	$10.0	3.49% (LIBOR +3.25%)	9/1/2011	Interest only monthly.
Fordham Place	85.6	85.9	Greater of 1.5%+3.5% or	10/4/2011	Interest only monthly.
			5.00% (LIBOR +3.5%)
Tarrytown Shopping Center	8.2	8.4	1.89% (LIBOR +1.65%)	10/30/2011	Interest only monthly.
Branch Shopping Plaza	13.9	13.9	1.54% (LIBOR +1.30%)	12/1/2011	Monthly principal and interest.
Canarsie Plaza	46.9	40.2	Greater of 6.50% or	1/12/2012	Interest only monthly.
			4.24% (LIBOR +4.00%)
Village Commons Shopping Center	9.2	9.3	1.64% (LIBOR +1.40%)	6/29/2012	Monthly principal and interest.
161st Street	28.9	28.9	4.24% (LIBOR +4.00%)	4/1/2013	Interest only monthly.
CityPoint	20.7	20.7	2.74% (LIBOR +2.50%)	8/12/2013	Interest only monthly.
Pelham Manor	34.0	31.6	2.99% (LIBOR +2.75%)	12/1/2013	Monthly principal and interest
Cortlandt Towne Center	50.0	50.0	2.14% (LIBOR +1.90%)	10/26/2015	Monthly principal and interest.
Sub-total mortgage notes payable	307.4	298.9

Secured credit facilities – variable-rate
Fund III unfunded investor capital commitments	210.5	171.5	0.84% ( LIBOR +0.60%)	10/9/2011	Interest only monthly.
Six Core Portfolio properties	1.0	1.0	1.49% (LIBOR +1.25%)	12/1/2011	Annual principal and monthly interest.
Fund II	40.0	40.0	3.14% (LIBOR +2.90%)	12/22/2014	Interest only monthly.
Sub-total secured credit facilities	251.5	212.5

Interest rate swaps (1)	(71.4)	(71.5)
Total variable-rate debt	487.5	439.9

Mortgage notes payable – fixed-rate:
Five Self-Storage properties	41.5	41.5	5.30%	6/16/2011	Interest only monthly.
Clark Diversey	4.6	4.6	6.35%	7/1/2014	Monthly principal and interest.
New Loudon Center	14.1	14.2	5.64%	9/6/2014	Monthly principal and interest.
CityPoint	20.0	20.0	7.25%	11/1/2014	Interest only quarterly.
Crescent Plaza	17.5	17.6	4.98%	9/6/2015	Monthly principal and interest.
Pacesetter Park Shopping Center	12.1	12.1	5.12%	11/6/2015	Monthly principal and interest.
Elmwood Park Shopping Center	34.1	34.2	5.53%	1/1/2016	Monthly principal and interest.
The Gateway Shopping Center	20.5	20.5	5.44%	3/1/2016	Interest only monthly.
Walnut Hill Plaza	23.5	23.5	6.06%	10/1/2016	Interest only monthly until 10/11; monthly principal and interest thereafter.
239 Greenwich Avenue	26.0	26.0	5.42%	2/11/2017	Interest only monthly.
Merrillville Plaza	26.2	26.2	5.88%	8/1/2017	Interest only monthly until 7/12 monthly principal and interest thereafter.
216th Street	25.5	25.5	5.80%	10/1/2017	Interest only monthly.
Atlantic Avenue	11.5	11.5	7.34%	1/1/2020	Interest only upon drawdown on construction loan until 1/15 monthly principal and interest thereafter.
A&P Shopping Plaza	8.0	8.0	6.40%	11/1/2032	Monthly principal and interest.
Chestnut Hill	─	9.3	─	─	─
Interest rate swaps (1)	71.4	71.5	4.85%
Total fixed-rate debt	356.5	366.2
Unamortized premium	0.1	0.1
Total	$844.1	$806.2
(1) Represents the amount of the Company's variable-rate debt that has been fixed through certain cash flow hedge transactions. (Note 7).

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

At March 31, 2011, maturities on our mortgage notes payable and convertible notes payable ranged from June 2011 to November 2032. In addition, we have non-cancelable ground leases at 24 of our shopping centers. We also lease space for our corporate headquarters for a term expiring in 2015. The following table summarizes our debt maturities, obligations under non-cancelable operating leases and construction contracts as of March 31 2011:

(dollars in millions)	Payments due by period
Contractual obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years

Future debt maturities	$893.8	$469.1	$111.9	$195.5	$117.3
Interest obligations on debt	119.4	31.8	41.5	28.8	17.3
Operating lease obligations	170.4	5.4	12.1	10.5	142.4
Construction commitments	25.0	25.0	─	─	─

Total	$1,208.6	$531.3	$165.5	$234.8	$277.0

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

Reference is made to Note 5 in the Notes to Consolidated Financial Statements in Part 1, Item 1 in this Form 10-Q for a discussion of our unconsolidated investments. Our pro-rata share of unconsolidated debt related to these investments is as follows:

(dollars in millions)

Investment	Pro-rata share of mortgage debt Operating Partnership	Interest rate at March 31, 2011	Maturity Date
Crossroads	$29.9	5.37%	December 2014
Brandywine	36.9	5.99%	July 2016
White City	6.7	2.84%	December 2017
Lincoln Road	3.9	6.14%	August 2014
Total	$77.4

In addition, we have arranged for the provision of three separate letters of credit in connection with certain leases and investments. As of March 31, 2011, there were no outstanding balances under any of the letters of credit. If the letters of credit were fully drawn, the combined maximum amount of our exposure would be $9.1 million.

In addition to our derivative financial instruments, one of our unconsolidated affiliates is a party to two separate interest rate LIBOR swaps with a notional value of $29.9 million, which effectively fix the interest rate at 5.54% and expire in December 2017. Our pro-rata share of the fair value of the derivative liability totaled $0.1 million at March 31, 2011.

HISTORICAL CASH FLOW

The following table compares the historical cash flow for the three months ended March 31, 2011 (“2011”) with the cash flow for the three months ended March 31, 2010 (“2010”)

	Three months ended March 31,
(dollars in millions)	2011	2010	Change

Net cash provided by operating activities	$4.8	$9.5	$(4.7)
Net cash used in investing activities	(49.0)	(11.6)	(37.4)
Net cash provided by (used in) financing activities	31.0	(25.6)	56.6

Total	$(13.2)	$(27.7)	$14.5

A discussion of the significant changes in cash flow for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 is as follows:

The decrease of $4.7 million in net cash provided by operating activities was primarily attributable to the following:

Items which contributed to a decrease in cash from operating activities:

●	Payment of $3.9 million in connection with prepaid ground rent at City Point during 2011
●	Additional cash of $3.3 million used during 2011 for income taxes related to our taxable REIT subsidiaries

Items which contributed to an increase in cash from operating activities:

●	Additional rents from redevelopment projects placed in service subsequent to March 31, 2010

The increase of $37.4 million of net cash used in investing activities primarily resulted from the following:

Items which contributed to an increase in cash used in investing activities:

●	An increase of $40.5 million in investments and advances to unconsolidated affiliates during 2011 related to the acquisitions of Lincoln Road and White Oak
●	An additional $3.8 million in advances for notes receivables during 2011
●	An increase of $2.7 million in expenditures for real estate, development and tenant installations during 2011

Items which contributed to a decrease in cash used in investing activities:

●	An increase of $8.0 million in proceeds from the sale of a property during 2011

The $56.6 million increase in net cash provided by financing activities resulted primarily from the following:

Items which contributed to an increase in cash from financing activities:

●	An additional $48.1 million in borrowings during 2011
●	A decrease of $17.3 million in repayments of mortgage debt during 2011
●	A decrease of $2.4 million in payments for deferred financing costs during 2011

Items which contributed to a decrease in cash from financing activities:

●	A decrease of $11.9 million of contributions from noncontrolling interests during 2011

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

Currently, we manage our exposure to fluctuations in interest rates primarily through the use of fixed-rate debt and interest rate swap and cap agreements. As of March 31, 2011, we had total mortgage debt and convertible notes payable of $893.1 million, net of unamortized premium of $0.1 million and unamortized discount of $0.8 million, of which $405.6 million or 45.4% was fixed-rate, inclusive of interest rate swaps, and $487.5 million, or 54.6% was variable-rate based upon LIBOR plus certain spreads. As of March 31, 2011, we were a party to seven interest rate swap transactions and one interest rate cap to hedge our exposure to changes in interest rates with respect to $71.4 million of LIBOR-based variable-rate debt.

Of our total consolidated outstanding debt, $420.9 million and $58.1 million will become due in 2011 and 2012, respectively. As we intend on refinancing some or all of such debt at the then-existing market interest rates, which may be greater than the current interest rate, our interest expense would increase by approximately $4.8 million annually if the interest rate on the refinanced debt increased by 100 basis points. After giving effect to noncontrolling interests, the Company’s share of this increase would be $1.6 million.

Interest expense on our consolidated variable-rate debt, net of variable to fixed-rate swap agreements currently in effect, as of March 31, 2011 would increase by $4.9 million annually if LIBOR increased by 100 basis points. After giving effect to noncontrolling interests, the Company’s share of this increase would be $0.7 million. We may seek additional variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, we would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.

Item 4.     Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. In accordance with paragraph (b) of Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective.

(b) Internal Control over Financial Reporting. There has not been any change in our internal control over financial reporting during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.     Other Information

Item 1.      Legal Proceedings.

There have been no material legal proceedings beyond those previously disclosed in our 2010 Form 10-K.

Item 1A.   Risk Factors.

The most significant risk factors applicable to us are described in Item 1A of our 2010 Form 10-K. There have been no material changes to those previously-disclosed risk factors.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.      Defaults Upon Senior Securities.

None

Item 4.      (Removed and Reserved).

Item 5.      Other Information.

As previously disclosed in a Form 8-K dated March 11, 2011, we became aware of charges made against Aaron Malinsky, a partner in P/A Associates LLC (“P/A”), which is our venture partner in certain Fund II New York Urban Infill Redevelopment projects.  We had no knowledge of any improper or illegal activities related to those projects and have strong policies in place prohibiting illegal or unethical conduct by employees, associates or affiliates.  Pursuant to our venture agreement, P/A has been relieved of all operational, decision-making and any other apparent authority related to these projects.

Item 6.      Exhibits.

The information under the heading “Exhibit Index” below is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACADIA REALTY TRUST

May 5, 2011	/s/ Kenneth F. Bernstein Kenneth F. Bernstein President and Chief Executive Officer (Principal Executive Officer)
May 5, 2011	/s/ Michael Nelsen Michael Nelsen Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Description
3.1	Declaration of Trust of the Company, as amended (1)
3.2	Fourth Amendment to Declaration of Trust (2)
3.3	Amended and Restated By-Laws of the Company (3)
3.4	Fifth Amendment to Declaration of Trust (9)
3.5	First Amendment the Amended and Restated Bylaws of the Company (9)
4.1	Voting Trust Agreement between the Company and Yale University dated February 27, 2002 (4)

10.41
First Amendment to Building Loan Agreement between Manufacturers and Traders Trust Company (“M&T”) and Canarsie Plaza LLC, Supplemental Building Loan Agreement between M&T and Canarsie Plaza LLC, Supplemental Building Loan Mortgage between M&T and Canarsie Plaza LLC, Mortgage Note between M&T and Canarsie Plaza LLC and Mortgage Note between M&T and Canarsie Plaza LLC, all dated January 19, 2011 (5)

10.42
Loan Agreement between Manufacturers and Traders Trust Company (“M&T”) and Canarsie Plaza LLC, Mortgage between M&T and Canarsie Plaza LLC, Mortgage Note between M&T and Canarsie Plaza LLC and Mortgage Note between M&T and Canarsie Plaza LLC, all dated January 19, 2011 (5)

10.43	Amended and Restated Severance Agreement, dated April 19, 2011, that was entered into with Christopher Conlon, Senior Vice President, Leasing and Development (5)
10.48	Sixth Amendment to the Employment Agreement between the Company and Kenneth F. Bernstein dated March 7, 2011 (10)
31.1	Certification of Chief Executive Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (5)
31.2	Certification of Chief Financial Officer pursuant to rule 13a–14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (5)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)
99.1	Amended and Restated Agreement of Limited Partnership of the Operating Partnership (6)
99.2	First and Second Amendments to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership (6)
99.3	Third Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership (7)
99.4	Fourth Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership (7)
99.5	Certificate of Designation of Series A Preferred Operating Partnership Units of Limited Partnership Interest of Acadia Realty Limited Partnership (8)
99.6	Certificate of Designation of Series B Preferred Operating Partnership Units of Limited Partnership Interest of Acadia Realty Limited Partnership (7)

Notes:
(1)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal Year ended December 31, 1994
(2)	Incorporated by reference to the copy thereof filed as an Exhibit to Company’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 1998
(3)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2005.
(4)	Incorporated by reference to the copy thereof filed as an Exhibit to Yale University’s Schedule 13D filed on September 25, 2002
(5)	Filed herewith.
(6)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Registration Statement on Form S-3 filed on March 3, 2000
(7)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2003
(8)	Incorporated by reference to the copy thereof filed as an Exhibit to Company’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 1997
(9)	Incorporated by reference to the copy thereof filed as an Exhibit to Company’s Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2009
(10)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Current Report on Form 8-K filed on March 9, 2011.