Form 10-Q
period 2011-06-30
ACADIA REALTY TRUST
filed 2011-08-05
CIK 899629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

YES ☒     NO ☐

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

As of August 5, 2011 there were 40,332,554 common shares of beneficial interest, par value $.001 per share, outstanding.

ACADIA REALTY TRUST AND SUBSIDIARIES

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements.

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)	June 30, 2011	December 31, 2010

	(unaudited)
ASSETS

Operating real estate
Land	$252,039	$222,167
Building and improvements	936,514	876,588
Construction in progress	2,871	4,236

	1,191,424	1,102,991
Less: accumulated depreciation	199,982	185,878

Net operating real estate	991,442	917,113
Real estate under development	237,373	243,892
Notes receivable, net	45,457	89,202
Investments in and advances to unconsolidated affiliates	68,523	31,036
Cash and cash equivalents	148,859	120,592
Cash in escrow	30,831	28,610
Rents receivable, net	21,646	17,621
Deferred charges, net	24,345	23,715
Acquired lease intangibles, net	20,808	18,622
Prepaid expenses and other assets	23,583	22,354
Assets of discontinued operations	—	12,049

Total assets	$1,612,867	$1,524,806

LIABILITIES

Mortgage notes payable	$831,320	$806,212
Convertible notes payable, net of unamortized discount of $523 and $1,063, respectively	39,221	48,712
Distributions in excess of income from, and investments in, unconsolidated affiliates	21,356	20,884
Accounts payable and accrued expenses	36,336	27,648
Dividends and distributions payable	7,506	7,427
Acquired lease and other intangibles, net	5,867	5,737
Other liabilities	16,963	20,492
Liabilities of discontinued operations	—	172

Total liabilities	958,569	937,284

EQUITY

Shareholders’ equity
Common shares, $.001 par value, authorized 100,000,000 shares; issued and outstanding 40,331,366 and 40,254,525 shares, respectively	40	40
Additional paid-in capital	303,536	303,823
Accumulated other comprehensive loss	(2,350)	(2,857)
Retained earnings	42,346	17,206

Total shareholders’ equity	343,572	318,212
Noncontrolling interests	310,726	269,310

Total equity	654,298	587,522

Total liabilities and equity	$1,612,867	$1,524,806

See accompanying notes

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands, except per share amounts)	2011	2010	2011	2010

Revenues
Rental income	$29,016	$24,662	$56,423	$49,345
Interest income	3,370	5,238	7,908	10,231
Expense reimbursements	5,635	4,574	10,889	10,150
Management fee income	288	436	917	836
Other	495	557	1,183	1,074

Total revenues	38,804	35,467	77,320	71,636

Operating Expenses
Property operating	7,654	6,302	15,376	13,575
Real estate taxes	4,702	4,144	8,886	8,469
General and administrative	5,699	5,416	11,389	10,535
Depreciation and amortization	8,449	6,472	16,346	15,074
Impairment of asset	6,925	—	6,925	—

Total operating expenses	33,429	22,334	58,922	47,653

Operating income	5,375	13,133	18,398	23,983

Equity in earnings (losses) of unconsolidated affiliates	63	80	(85)	467
Other interest income	80	153	114	287
Gain from bargain purchase	—	33,805	—	33,805
(Loss) gain on debt extinguishment	(102)	—	1,571	—
Interest and other finance expense	(8,903)	(9,502)	(17,856)	(19,157)

(Loss) income from continuing operations before income taxes	(3,487)	37,669	2,142	39,385
Income tax provision	(233)	(645)	(495)	(1,084)

(Loss) income from continuing operations	(3,720)	37,024	1,647	38,301

Discontinued Operations
Operating income from discontinued operations	185	473	548	703
Gain on sale of property	28,576	—	32,498	—

Income from discontinued operations	28,761	473	33,046	703

Net income	25,041	37,497	34,693	39,004

Noncontrolling interests
Continuing operations	5,525	(24,647)	8,478	(20,974)
Discontinued operations	(332)	(52)	(3,514)	(102)

Net loss (income) attributable to noncontrolling interests	5,193	(24,699)	4,964	(21,076)

Net income attributable to Common Shareholders	$30,234	$12,798	$39,657	$17,928

Basic Earnings per Share
Income from continuing operations	$0.04	$0.31	$0.25	$0.43
Income from discontinued operations	0.71	0.01	0.73	0.02

Basic earnings per share	$0.75	$0.32	$0.98	$0.45

Diluted Earnings per Share
Income from continuing operations	$0.04	$0.31	$0.25	$0.43
Income from discontinued operations	0.70	0.01	0.73	0.02

Diluted earnings per share	$0.74	$0.32	$0.98	$0.45

See accompanying notes

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(unaudited)

			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity

	Common Shares
(Amounts in thousands, except per share amounts)	Shares	Amount

Balance at December 31, 2010	40,254	$40	$303,823	$(2,857)	$17,206	$318,212	$269,310	$587,522

Conversion of 11 OP Units to Common Shares by limited partners of the Operating Partnership	11	—	49	—	—	49	(49)	—
Dividends declared ($0.36 per Common Share)	—	—	—	—	(14,517)	(14,517)	(492)	(15,009)
Vesting of employee Restricted Share and LTIP awards	95	—	257	—	—	257	1,966	2,223
Common Shares issued under Employee Share Purchase Plan	2	—	45	—	—	45	—	45
Issuance of LTIP Unit awards to employees	—	—	—	—	—	—	2,441	2,441
Issuance of Common Shares to trustees	8	—	79	—	—	79	—	79
Exercise of trustees options	1	—	7	—	—	7	—	7
Employee Restricted Shares cancelled	(40)	—	(724)	—	—	(724)	—	(724)
Noncontrolling interest distributions	—	—	—	—	—	—	(705)	(705)
Noncontrolling interest contributions	—	—	—	—	—	—	43,646	43,646

	40,331	40	303,536	(2,857)	2,689	303,408	316,117	619,525

Comprehensive income (loss):
Net income (loss)	—	—	—	—	39,657	39,657	(4,964)	34,693
Unrealized loss on valuation of swap agreements	—	—	—	(803)	—	(803)	(754)	(1,557)
Reclassification of realized interest on swap agreements	—	—	—	1,310	—	1,310	327	1,637

Total comprehensive income (loss)	—	—	—	507	39,657	40,164	(5,391)	34,773

Balance at June 30, 2011	40,331	$40	$303,536	$(2,350)	$42,346	$343,572	$310,726	$654,298

Balance at December 31, 2009	39,787	$40	$299,014	$(2,994)	$16,125	$312,185	$220,292	$532,477

Conversion of 257 OP Units to Common Shares by limited partners of the Operating Partnership	257	—	2,174	—	—	2,174	(2,174)	—
Dividends declared ($0.36 per Common Share)	—	—	—	—	(14,466)	(14,466)	(381)	(14,847)
Vesting of employee Restricted Share and LTIP awards	133	—	1,062	—	—	1,062	888	1,950
Common Shares issued under Employee Share Purchase Plan	3	—	50	—	—	50	—	50
Issuance of Common Shares to trustees	13	—	190	—	—	190	—	190
Exercise of trustees options	7	—	101	—	—	101	—	101
Employee Restricted Shares cancelled	(57)	—	(966)	—	—	(966)	—	(966)
Noncontrolling interest distributions	—	—	—	—	—	—	(523)	(523)
Noncontrolling interest contributions	—	—	—	—	—	—	19,476	19,476

	40,143	40	301,625	(2,994)	1,659	300,330	237,578	537,908

Comprehensive income (loss)
Net income	—	—	—	—	17,928	17,928	21,076	39,004
Unrealized loss on valuation of swap agreements	—	—	—	(1,701)	—	(1,701)	(26)	(1,727)
Reclassification of realized interest on swap agreements	—	—	—	1,324	—	1,324	177	1,501

Total comprehensive income (loss)	—	—	—	(377)	17,928	17,551	21,227	38,778

Balance at June 30, 2010	40,143	$40	$301,625	$(3,371)	$19,587	$317,881	$258,805	$576,686

See accompanying notes

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)	Six months ended June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$34,693	$39,004
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	16,689	16,119
Amortization of financing costs	1,817	2,086
Gain from bargain purchase	—	(33,805)
Gain on sale of property	(32,498)	—
Gain on debt extinguishment	(1,571)	—
Impairment of asset	6,925	—
Non-cash accretion of notes receivable	(504)	(2,961)
Share compensation expense	2,304	2,141
Equity in losses (earnings) of unconsolidated affiliates	85	(467)
Other, net	2,303	2,107
Changes in assets and liabilities
Cash in escrow	(2,543)	484
Rents receivable, net	(4,252)	(1,441)
Prepaid expenses and other assets, net	(1,223)	(1,094)
Accounts payable and accrued expenses	1,077	(2,216)
Other liabilities	(3,053)	280

Net cash provided by operating activities	20,249	20,237

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in real estate	(91,918)	(36,934)
Deferred acquisition and leasing costs	(2,554)	(1,802)
Investments in and advances to unconsolidated affiliates	(41,572)	(2,182)
Return of capital from unconsolidated affiliates	3,141	617
Repayments of notes receivable	47,932	2,011
Increase in notes receivable	(3,834)	—
Proceeds from sale of property	43,791	—

Net cash used in investing activities	(45,014)	(38,290)

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,
(dollars in thousands)	2011	2010

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage notes	(24,260)	(26,254)
Proceeds received on mortgage notes	51,223	29,035
Increase in deferred financing and other costs	(1,268)	(2,945)
Capital contributions from noncontrolling interests	43,646	19,476
Distributions to noncontrolling interests	(1,123)	(903)
Dividends paid to Common Shareholders	(14,513)	(14,419)
Repurchase and cancellation of Common Shares	(725)	(966)
Common Shares issued under Employee Share Purchase Plan	45	50
Exercise of options to purchase Common Shares	7	101

Net cash provided by financing activities	53,032	3,175

Increase (decrease) in cash and cash equivalents	28,267	(14,878)
Cash and cash equivalents, beginning of period	120,592	93,808

Cash and cash equivalents, end of period	$148,859	$78,930

Supplemental disclosure of cash flow information
Cash paid during the period for interest, net of capitalized interest of $2,464 and $876, respectively	$16,683	$15,597

Cash paid for income taxes	$3,701	$1,095

Acquisition of interest in unconsolidated affiliate:
Real estate, net	$—	$(108,000)
Assumption of mortgage debt	—	25,990
Gain on bargain purchase	—	33,805
Other assets and liabilities	—	7,532
Investment in unconsolidated affiliates	—	37,824

Cash included in investment in real estate	$—	$(2,849)

See accompanying notes

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

Business and Organization

Acadia Realty Trust (the “Trust”) and subsidiaries (collectively, the “Company”), is a fully-integrated equity real estate investment trust (“REIT”) focused on the ownership, management and redevelopment of retail properties and urban/infill mixed-use properties with a retail component concentration located primarily in high-barrier-to-entry, densely-populated metropolitan areas in the United States along the East Coast and in Chicago.

All of the Company’s assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership (the “Operating Partnership”) and entities in which the Operating Partnership owns an interest. As of June 30, 2011, the Trust controlled approximately 99% of the Operating Partnership as the sole general partner. As the general partner, the Trust is entitled to share, in proportion to its percentage interest, in the cash distributions and profits and losses of the Operating Partnership. The limited partners primarily represent entities or individuals that contributed their interests in certain properties or entities to the Operating Partnership in exchange for common or preferred units of limited partnership interest (“Common or Preferred OP Units”) and restricted OP units (“LTIP Units”) awarded to employees as long-term compensation (Note 13). Limited partners holding Common OP Units are generally entitled to exchange their units on a one-for-one basis for common shares of beneficial interest of the Trust (“Common Shares”).

As of June 30, 2011, the Company has ownership interests in 35 properties within its core portfolio (“Core Portfolio”) and 49 properties within its three opportunity funds, Acadia Strategic Opportunity Fund L.P. (“Fund I”), Acadia Strategic Opportunity Fund II, LLC (“Fund II”) and Acadia Strategic Opportunity Fund III, LLC (“Fund III” and together with Fund I and Fund II, the “Opportunity Funds”). The 84 properties consist of commercial properties, primarily neighborhood and community shopping centers, mixed-use properties with a retail component and self-storage properties. In addition, the Company also invests in operating companies through Acadia Mervyn Investors I, LLC (“Mervyns I”) and Acadia Mervyn Investors II, LLC (“Mervyns II”) or Fund II, all on a non-recourse basis. These investments comprise and are referred to as the Company’s Retailer Controlled Property initiative (“RCP Venture”). The Operating Partnership has the following equity interests in the Opportunity Funds, Mervyns I and Mervyns II:

Entity	Equity Interest Held By Operating Partnership

Fund I and Mervyns I	22.2%
Fund II and Mervyns II	20.0%
Fund III	19.9%

In addition, with respect to each of the Opportunity Funds, Mervyns I and Mervyns II, the Operating Partnership is entitled to a profit participation in excess of its equity interest percentage based on certain investment return thresholds (“Promote”).

Basis of Presentation

The consolidated financial statements include the consolidated accounts of the Company and its investments in partnerships and limited liability companies in which the Company is presumed to have control in accordance with the consolidation guidance of the Financial Accounting Statements Board (“FASB”) Accounting Standards Codification (“ASC”). Investments in entities for which the Company has the ability to exercise significant influence but does not have financial or operating control, are accounted for under the equity method of accounting. Accordingly, the Company’s share of the net earnings (or losses) of entities accounted for under the equity method are included in consolidated net income under the caption, Equity in Earnings (Losses) of Unconsolidated Affiliates. Investments in entities for which the Company does not have the ability to exercise any influence are accounted for under the cost method.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011. The information furnished in the accompanying consolidated financial statements reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the aforementioned consolidated financial statements for the interim periods. These consolidated financial statements should be read in conjunction with the Company’s 2010 Annual Report on Form 10-K, as filed with the SEC on February 28, 2011.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION (continued)

Reclassifications

Certain reclassifications have been made to the 2010 financial statements to conform to the 2011 presentation.

Real Estate

The Company reviews its long-lived assets used in operations for impairment when there is an event, or change in circumstances that indicates that the carrying amount may not be recoverable. The Company records impairment losses and reduces the carrying value of properties when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases where the Company does not expect to recover its carrying costs on properties held for use, the Company reduces its carrying cost to fair value, and for properties held for sale, the Company reduces its carrying value to the fair value less costs to sell. During the quarter ended June 30, 2011, the Company determined that the value of the Granville Centre owned by Fund I was impaired. Accordingly, it recorded an impairment loss of $6.9 million. Management does not believe that the values of any of its other properties within the portfolio are impaired as of June 30, 2011.

Recent Accounting Pronouncements

During April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-02 “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” ASU 2011-02 requires a creditor to evaluate whether a restructuring constitutes a troubled debt restructuring by concluding that the restructuring constitutes a concession and that the debtor is experiencing financial difficulties and was effective for the first interim or annual period beginning on or after June 15, 2011. The adoption of ASU 2011-02 did not have a material impact on the Company’s financial condition or results of operations.

During May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU No. 2011-04 amended ASC 820, Fair Value Measurements and Disclosures, to converge the fair value measurement guidance in GAAP and International Financial Reporting Standards (“IFRS”). The amendments, which primarily require additional fair value disclosure, are to be applied prospectively. The Company is currently evaluating the impact of adopting ASU 2011-04 which is effective for interim and annual periods beginning after December 15, 2011.

During June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” which revises the manner in which companies present comprehensive income. Under ASU No. 2011-05, companies may present comprehensive income, which is net income adjusted for the components of other comprehensive income, either in a single continuous statement of comprehensive income or by using two separate but consecutive statements. Regardless of the alternative chosen, companies must display adjustments for items reclassified from other comprehensive income into net income within the presentation of both net income and other comprehensive income. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011, on a retrospective basis. The Company is currently evaluating the impact of the adoption of ASU 2011-05 on its consolidated financial statements.

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

2. EARNINGS PER COMMON SHARE (continued)

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands, except per share amounts)	2011	2010	2011	2010

Numerator
Income from continuing operations attributable to Common Shareholders	$1,805	$12,377	$10,125	$17,327
Effect of dilutive securities:
Preferred OP Unit distributions	5	5	9	9

Numerator for diluted earnings per Common Share	$1,810	$12,382	$10,134	$17,336

Denominator
Weighted average shares for basic earnings per share	40,334	40,135	40,326	40,058
Effect of dilutive securities:
Employee share options	274	212	256	191
Convertible Preferred OP Units	25	25	25	25

Dilutive potential Common Shares	299	237	281	216

Denominator for diluted earnings per share	40,633	40,372	40,607	40,274

Basic earnings per Common Share from continuing operations attributable to Common Shareholders	$0.04	$0.31	$0.25	$0.43

Diluted earnings per Common Share from continuing operations attributable to Common Shareholders	$0.04	$0.31	$0.25	$0.43

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

The effect of the assumed conversion of 188 Series A Preferred OP Units into 25,067 Common Shares would be dilutive for the three and six months ended June 30, 2011 and 2010 and are accordingly included in the table above.

3. NONCONTROLLING INTERESTS

Noncontrolling interests represent the portion of equity in entities consolidated in the accompanying financial statements that the Company does not own. Such noncontrolling interests are reported on the Consolidated Balance Sheets within equity, separately from shareholders’ equity.

Noncontrolling interests include third party interests in the Company’s Opportunity Funds and other entities. It also include interests in the Operating Partnership which represent (i) the limited partners’ 280,349 and 281,294 Common OP Units at June 30, 2011 and December 31, 2010, respectively; (ii) 188 Series A Preferred OP Units at both June 30, 2011 and December 31, 2010; and (iii) 1,060,225 and 641,534 LTIP Units at June 30, 2011 and December 31, 2010, respectively.

4. ACQUISITION AND DISPOSITION OF REAL ESTATE AND DISCONTINUED OPERATIONS

Acquisitions

During June 2011, the Company acquired 15 Mercer Street, a 6,000 square foot single-tenant retail condominium located in New York, New York for $4.8 million.

During May 2011, the Company acquired 651-671 West Diversey Parkway, a 44,000 square foot retail property located in Chicago, Illinois, for $28.4 million.

During April 2011, the Company, through Fund III, acquired The Heritage Shops at Millennium Park, a 105,000 square foot property located in the East Loop section of downtown Chicago, Illinois, for $31.6 million.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

4. ACQUISITION AND DISPOSITION OF REAL ESTATE AND DISCONTINUED OPERATIONS (continued)

During February 2011, Fund III, in a venture with an unaffiliated partner, acquired three retail properties (“Lincoln Road”), aggregating 61,400 square feet located in the Lincoln Road area of South Miami Beach, Florida for $51.9 million, which included the assumption of $20.6 million of in-place mortgage debt. Fund III has a 95% interest in these properties.

During February 2011, Fund III, in a venture with an unaffiliated partner, acquired a 64,600 square foot single-tenant retail property (“White Oak”) located in Silver Spring, Maryland for $9.8 million. Fund III has a 90% interest in the property.

Discontinued Operations

The Company reports properties held-for-sale and properties sold during the periods as discontinued operations. The results of operations of discontinued operations are reflected as a separate component within the accompanying Consolidated Financial Statements for all periods presented.

During May 2011, the Company sold the Ledgewood Mall, a 517,000 square foot, unencumbered enclosed mall located in Ledgewood, New Jersey, for $37.0 million. The sale resulted in a gain of $28.6 million.

During January 2011, the Company completed the sale of a Fund II leasehold interest in the Neiman Marcus location at Oakbrook Center, located in Oak Brook, Illinois, for $8.2 million. The sale resulted in a gain of $3.9 million.

The combined assets and liabilities as of December 31, 2010 and results of operations of the properties classified as discontinued operations for the three and six months ended June 30, 2011 and 2010, respectively are summarized as follows:

BALANCE SHEET	December 31,
(dollars in thousands)	2010

ASSETS
Net real estate	$9,420
Rents receivable, net	492
Deferred charges, net of amortization	2,015
Prepaid expenses and other assets, net	122

Total assets of discontinued operations	$12,049

LIABILITIES
Accounts payable and accrued expenses	$43
Other liabilities	129

Total liabilities of discontinued operations	$172

STATEMENTS OF OPERATIONS	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2011	2010	2011	2010

Total revenues	$468	$1,465	$1,803	$3,023
Total expenses	283	992	1,255	2,320

Operating income	185	473	548	703
Gain on sale of property	28,576	—	32,498	—

Income from discontinued operations	28,761	473	33,046	703
Income from discontinued operations attributable to noncontrolling interests	(332)	(52)	(3,514)	(102)

Income from discontinued operations attributable to Common Shareholders	$28,429	$421	$29,532	$601

5. INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

Core Portfolio

The Company owns a 22.2% interest in an approximately one million square foot retail portfolio (the “Brandywine Portfolio”) located in Wilmington, Delaware and a 49% interest in Crossroads Joint Venture and Crossroads II (collectively, “Crossroads”), which own a 311,000 square foot shopping center located in White Plains, New York. These investments are accounted for under the equity method.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

5. INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES (continued)

Opportunity Funds

RCP Venture

During 2004, the Company along with Klaff Realty, LP (“Klaff”) and Lubert-Adler Management, Inc. (“Lubert-Adler”) formed an investment group, the RCP Venture, for the purpose of making investments in surplus or underutilized properties owned by retailers. The RCP Venture is neither a single entity nor a specific investment. Any member of this group has the option of participating, or not, in any individual investment and each individual investment has been made on a stand-alone basis through a separate limited liability company (“LLC”). These investments have been made through different investment vehicles with different affiliated and unaffiliated investors and different economics to the Company. Investments under the RCP Venture are structured as separate joint ventures as there may be other investors participating in certain investments in addition to Klaff, Lubert-Adler and Acadia. The Company has made these investments through its subsidiaries, Mervyns I, Mervyns II and Fund II, (together the “Acadia Investors”), all on a non-recourse basis. Through June 30, 2011, the Acadia Investors have made investments in Mervyns Department Stores (“Mervyns”) and Albertsons including additional investments in locations that are separate from these original investments (“Add-On Investments”). Additionally, the Acadia Investors have invested in Shopko, Marsh and Rex Stores Corporation (collectively “Other RCP Investments”).

The Acadia Investors have noncontrolling interests in the individual investee LLC’s as follows:

			Acadia Investors Ownership % in:
Investment	Investee LLC	Acadia Investors Entity	Investee LLC	Underlying entity(s)

Mervyns	KLA/Mervyn’s, LLC	Mervyns I and Mervyns II	10.5%	5.8%
Mervyns Add-On investments	KLA/Mervyn’s, LLC	Mervyns I and Mervyns II	10.5%	5.8%
Albertsons	KLA A Markets, LLC	Mervyns II	18.9%	5.7%
Albertsons Add-On investments	KLA A Markets, LLC	Mervyns II	20.0%	6.0%
Shopko	KLA-Shopko, LLC	Fund II	20.0%	2.0%
Marsh and Add-On investments	KLA Marsh, LLC	Fund II	20.0%	3.3%
Rex Stores	KLAC Rex Venture, LLC	Mervyns II	13.3%	13.3%

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

The following table summarizes activity related to the RCP Venture investments from inception through June 30, 2011:

(dollars in thousands)				Operating Partnership Share

Investment	Year Acquired	Invested Capital and Advances	Distributions	Invested Capital and Advances	Distributions

Mervyns	2004	$26,058	$45,966	$4,901	$11,251
Mervyns Add-On investments	2005/2008	6,517	3,558	1,046	819
Albertsons	2006	20,717	77,053	4,239	15,410
Albertsons Add-On investments	2006/2007	2,416	1,679	388	336
Shopko	2006	1,108	1,659	222	332
Marsh and Add-on investments	2006/2008	2,667	2,639	533	528
Rex Stores	2007	2,701	840	535	168

		$62,184	$133,394	$11,864	$28,844

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

5. INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES (continued)

Other Opportunity Fund Investments

Fund II Investments

Prior to June 30, 2010, Fund II had a 24.75% interest in CityPoint, a redevelopment project located in downtown Brooklyn, NY, which was accounted for under the equity method. On June 30, 2010, Fund II acquired the remaining interest in the project from its unaffiliated partner and, as a result, now consolidates the CityPoint investment.

Fund III Investments

The unaffiliated venture partners for the Lincoln Road (Note 4), White Oak (Note 4) and the White City Shopping Center investments maintain control over these entities and, as such, the Company accounts for these investments using the equity method.

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

(dollars in thousands)	June 30, 2011	December 31, 2010

Combined and Condensed Balance Sheets
Assets
Rental property, net	$246,972	$186,802
Investment in unconsolidated affiliates	171,478	192,002
Other assets	29,046	27,841

Total assets	$447,496	$406,645

Liabilities and partners’ equity
Mortgage notes payable	$288,345	$267,565
Other liabilities	14,758	13,815
Partners’ equity	144,393	125,265

Total liabilities and partners’ equity	$447,496	$406,645

Company’s investment in and advances to unconsolidated affiliates	$68,523	$31,036

Company’s share of distributions in excess of share of income and investments in unconsolidated affiliates	$(21,356)	$(20,884)

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

5. INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES (continued)

	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Combined and Condensed Statements of Operations
Total revenues	$10,917	$7,401	$20,499	$14,470
Operating and other expenses	3,528	2,074	7,294	4,611
Interest expense	4,242	3,391	8,258	6,777
Equity in (losses) earnings of unconsolidated affiliates	(1,370)	(159)	(412)	2,764
Depreciation and amortization	2,376	1,557	4,245	2,624
Loss on sale of property, net	—	—	—	(2,957)

Net (loss) income	$(599)	$220	$290	$265

Company’s share of net income	$160	$177	$110	$661
Amortization of excess investment	(97)	(97)	(195)	(194)

Company’s share of net income (loss)	$63	$80	$(85)	$467

6. NOTES RECEIVABLE

At June 30, 2011, the Company’s notes receivable, net, aggregated $45.5 million, and were collateralized either by the underlying properties or the borrowers’ ownership interest in the entities that own the properties and/or by the borrowers’ personal guarantee as follows:

Description	Effective interest rate	Maturity date	First priority liens	Net carrying amount of notes receivable	Extension options

(dollars in thousands)
Mezzanine Loan	10.0%	7/2011	$—	$2,530	—
Mezzanine Loan	13.0%	9/2011	28,925	2,980	—
Mezzanine Loan	13.0%	9/2011	6,000	1,964	—
First Mortgage Loan	10.8%	9/2011	—	10,000	—
Mezzanine Loan	10.2%	11/2011	9,348	8,000	1 x 1 year
Other Loan	14.5%	12/2011	—	8,585	—
Other Loan	24.0%	1/2016	166,200	3,394	—
Mezzanine Loan	17.5%	1/2017	37,700	2,173	—
Mezzanine Loan	15.0%	Upon Capital Event	11,925	3,834	—
Individually less than 3%	10% to 13.0%	9/2011 to 12/2011	17,334	1,997	—

Total				$45,457

During May 2011, the Company received a payment of $54.7 million on a mezzanine loan, representing $33.8 million of principal, $13.4 million of accrued interest, and a $7.5 million exit fee.

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

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

6. NOTES RECEIVABLE (continued)

The activity in the allowance for notes receivable for the six months ended June 30, 2011 is as follows:

(dollars in thousands)	Allowance for Notes Receivable

Balance at December 31, 2010	$4,964
Provision for losses on notes receivable	180

Balance at June 30, 2011	$5,144

7. DERIVATIVE FINANCIAL INSTRUMENTS

As of June 30, 2011, the Company’s derivative financial instruments consisted of seven interest rate swaps with an aggregate notional value of $71.3 million, which effectively fix LIBOR at rates ranging from 0.4% to 5.1% and mature between September 2011 and November 2012. The Company also has a derivative financial instrument with a notional value of $28.9 million which caps LIBOR at 6.0% and matures in April 2013. The fair value of the net derivative liability of these instruments, which is included in other liabilities in the Consolidated Balance Sheets, totaled $2.2 million and $2.8 million at June 30, 2011 and December 31, 2010, respectively. The notional value does not represent exposure to credit, interest rate, or market risks.

These derivative instruments have been designated as cash flow hedges and hedge the future cash outflows on variable rate mortgage debt. Such instruments are reported at the fair value reflected above. As of June 30, 2011 and December 31, 2010, unrealized losses totaling $2.4 million and $2.8 million, respectively, were reflected in accumulated other comprehensive loss.

As of June 30, 2011 and December 31, 2010, no derivatives were designated as fair value hedges, hedges of net investments in foreign operations or considered to be ineffective. Additionally, the Company does not use derivatives for trading or speculative purposes.

8. MORTGAGE NOTES PAYABLE

The Company completed the following transactions related to mortgage loans and credit facilities during the six months ended June 30, 2011:

During June 2011, the Company modified an existing $85.3 million loan collateralized by a property. The modification extended the maturity date from October 4, 2011 to September 30, 2012. The loan continues to bear interest at LIBOR plus 350 basis points subject to an interest rate floor of 5.00%.

During June 2011, the Company modified an existing $9.4 million loan collateralized by a property. The modification extended the maturity date from June 29, 2012 to June 30, 2018. The loan continues to bear interest at LIBOR plus 140 basis points.

During February 2011, the Company borrowed $39.0 million under the Fund III subscription line of credit. During April 2011, the Company repaid $15.1 million of the Fund III subscription line of credit. As of June 30, 2011, the total outstanding amount on this line of credit was $195.4 million.

During January 2011, the Company liquidated a $9.3 million mortgage loan for $7.6 million, resulting in a $1.7 million gain on extinguishment of debt.

During January 2011, the Company borrowed the remaining $2.4 million of a $34.0 million loan collateralized by a property.

During January 2011, the Company amended an existing $48.0 million construction loan collateralized by a property. The amendment provided for an additional $3.0 million supplemental loan and a $7.0 million subordinate loan. The amended loan continues to bear interest at LIBOR plus 400 basis points, subject to an interest rate floor of 6.50% and matures on January 12, 2012. During the first six months of 2011, the Company drew down an additional $9.7 million on this construction loan. As of June 30, 2011, the total outstanding amount on this loan was $49.9 million.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

9. CONVERTIBLE NOTES PAYABLE

In December 2006 and January 2007, the Company issued $115.0 million of convertible notes with a fixed interest rate of 3.75% due 2026 (the “Convertible Notes”). The Convertible Notes were issued at par and require interest payments semi-annually in arrears on June 15th and December 15th of each year. The Convertible Notes are unsecured obligations and rank equally with all other unsecured and unsubordinated indebtedness. The Convertible Notes have an effective interest rate of 6.03% giving effect to the accounting treatment required by ASC Topic 470-20 “Debt with Conversion and Other Options.” Holders of the Convertible Notes may require the Company to repurchase the Convertible Notes at par on December 20, 2011, December 15, 2016 and December 15, 2021. The Company determined that the Convertible Notes will mature on December 20, 2011.

The carrying amount of the equity component included in additional paid-in capital totaled $0.5 million at June 30, 2011 and $1.1 million at December 31, 2010. The additional non-cash interest expense recognized in the Consolidated Statements of Income was $0.3 million for each of the three months ended June 30, 2011 and 2010, and $0.5 million for each of the six months ended June 30, 2011 and 2010, respectively. The if-converted value of the Convertible Notes does not exceed their aggregate principal amount as of June 30, 2011 and there are no derivative transactions that were entered into in connection with the issuance of the Convertible Notes.

During June 2011, the Company purchased $10.0 million in face amount of its Convertible Notes for $10.1 million and recognized a loss on debt extinguishment of $0.1 million.

Through June 30, 2011, the Company has purchased $75.3 million in face amount of its Convertible Notes at an average discount of approximately 16%. The outstanding Convertible Notes face amount as of June 30, 2011 was $39.7 million.

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

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2011:

(dollars in thousands)	Level 1	Level 2	Level 3

Liabilities
Derivative financial instruments (Note 7)	$—	$2,199	$—

During the quarter ended June 30, 2011, the Company determined that the value of the Granville Centre owned by Fund I was impaired and recorded an impairment loss of $6.9 million (Note 1). The Company estimated the Granville Centre’s fair value by using projected future cash flows, which it determined were not sufficient to recover the property’s net book value. The inputs used to determine the fair value of the Granville Centre are classified as Level 3 under authoritative guidance for fair value measurements.

Financial Instruments

Certain of the Company’s assets and liabilities meet the definition of financial instruments. Except as disclosed below, the carrying amounts of these financial instruments approximates their fair value.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

10. FAIR VALUE MEASUREMENTS (continued)

The Company has determined the estimated fair values of the following financial instruments by discounting future cash flows utilizing a discount rate equivalent to the rate at which similar financial instruments would be originated at the reporting date:

	June 30, 2011		December 31, 2010

(dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Notes Receivable	$45,457	$45,457	$89,202	$90,612

Mortgage Notes Payable and Convertible Notes Payable	$870,541	$849,944	$854,924	$863,639

11. RELATED PARTY TRANSACTIONS

The Company earned property management fees, legal and leasing fees from the Brandywine portfolio totaling $0.2 million for each of the three months ended June 30, 2011 and 2010 and $0.7 million and $0.4 million for the six months ended June 30, 2011 and June 30, 2010, respectively.

Related party receivables due from an unconsolidated affiliate totaled $2.7 million at June 30, 2011 and $2.5 million at December 31, 2010.

Lee Wielansky, the Lead Trustee of the Company, was paid a consulting fee of $25,000 for each of the three months ended June 30, 2011 and 2010 and $50,000 for each of the six months ended June 30, 2011 and 2010.

12. SEGMENT REPORTING

The Company has five reportable segments: Core Portfolio, Opportunity Funds, Self-Storage Investments, Notes Receivable and Other. “Notes Receivable” consists of the Company’s notes receivable and preferred equity investment and related interest income. “Other” consists primarily of management fees and interest income. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates property performance primarily based on net operating income before depreciation, amortization and certain nonrecurring items. Investments in the Core Portfolio are typically held long-term. Given the contemplated finite life of the Opportunity Funds, these investments are typically held for shorter terms. Fees earned by the Company as the general partner/member of the Opportunity Funds are eliminated in the Company’s consolidated financial statements. The following tables set forth certain segment information for the Company, reclassified for discontinued operations, as of and for the three and six months ended June 30, 2011 and 2010 (does not include unconsolidated affiliates):

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

12. SEGMENT REPORTING, (continued)

Three Months Ended June 30, 2011

(dollars in thousands)	Core Portfolio	Opportunity Funds	Self - Storage Investments	Notes Receivable	Other	Amounts Eliminated in Consolidation	Total

Revenues	$14,121	$15,381	$5,646	$3,370	$4,751	$(4,465)	$38,804
Property operating expenses and real estate taxes	4,165	5,362	3,506	—	—	(677)	12,356
Other expenses	6,058	2,523	—	—	—	(2,882)	5,699

Income before depreciation, amortization and impairment	$3,898	$7,496	$2,140	$3,370	$4,751	$(906)	$20,749

Depreciation and amortization	$3,671	$4,005	$1,070	$—	$—	$(297)	$8,449

Interest and other finance expense	$4,145	$3,884	$874	$—	$—	$—	$8,903

Real estate at cost	$477,573	$754,483	$210,997	$—	$—	$(14,256)	$1,428,797

Total assets	$641,008	$846,477	$192,713	$45,457	$—	$(112,788)	$1,612,867

Expenditures for real estate and improvements	$36,538	41,116	$1,671	$—	$—	$(632)	$78,693

Reconciliation to net income and net income attributable to Common Shareholders
Net property income before depreciation and amortization							$20,749
Other interest income							80
Depreciation and amortization							(8,449)
Equity in earnings of unconsolidated affiliates							63
Interest and other finance expense							(8,903)
Income tax provision							(233)
Loss on debt extinguishment							(102)
Impairment of asset							(6,925)
Income from discontinued operations							185
Gain on sale of property							28,576

Net income							25,041
Net loss attributable to noncontrolling interests							5,193

Net income attributable to Common Shareholders							$30,234

Three Months Ended June 30, 2010

(dollars in thousands)	Core Portfolio	Opportunity Funds	Self - Storage Investments	Notes Receivable	Other	Amounts Eliminated in Consolidation	Total

Revenues	$13,632	$11,388	$4,773	$5,238	$5,204	$(4,768)	$35,467
Property operating expenses and real estate taxes	3,500	4,069	3,298	—	—	(421)	10,446
Other expenses	5,347	3,543	—	—	—	(3,474)	5,416

Income before depreciation and amortization	$4,785	$3,776	$1,475	$5,238	$5,204	$(873)	$19,605

Depreciation and amortization	$3,365	$2,328	$889	$—	$—	$(110)	$6,472

Interest and other finance expense	$4,510	$3,765	$1,254	$—	$—	$(27)	$9,502

Real estate at cost	$439,489	$667,323	$209,733	$—	$—	$(12,015)	$1,304,530

Total assets	$547,264	$703,900	$196,223	$126,048	$—	$(111,003)	$1,462,432

Expenditures for real estate and improvements	$2,348	23,871	$551	$—	$—	$(918)	$25,852

Reconciliation to net income and net income attributable to Common Shareholders
Net property income before depreciation and amortization							$19,605
Other interest income							153
Depreciation and amortization							(6,472)
Equity in earnings of unconsolidated affiliates							80
Interest and other finance expense							(9,502)
Income tax provision							(645)
Gain from bargain purchase							33,805
Income from discontinued operations							473

Net income							37,497
Net income attributable to noncontrolling interests							(24,699)

Net income attributable to Common Shareholders							$12,798

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

12. SEGMENT REPORTING, (continued)

Six Months Ended June 30, 2011

(dollars in thousands)	Core Portfolio	Opportunity Funds	Self - Storage Investments	Notes Receivable	Other	Amounts Eliminated in Consolidation	Total

Revenues	$28,541	$28,975	$10,981	$7,921	$11,225	$(10,323)	$77,320
Property operating expenses and real estate taxes	8,451	10,234	6,699	—	—	(1,122)	24,262
Other expenses	11,957	6,002	—	—	—	(6,570)	11,389

Income before depreciation, amortization and impairment	$8,133	$12,739	$4,282	$7,921	$11,225	$(2,631)	$41,669

Depreciation and amortization	$6,928	$7,804	$2,019	$—	$—	$(405)	$16,346

Interest and other finance expense	$8,351	$7,552	$1,953	$—	$—	$—	$17,856

Real estate at cost	$477,573	$754,483	$210,997	$—	$—	$(14,256)	$1,428,797

Total assets	$641,008	$846,477	$192,713	$45,457	$—	$(112,788)	$1,612,867

Expenditures for real estate and improvements	$37,923	52,786	$2,116	$—	$—	$(907)	$91,918

Reconciliation to net income and net income attributable to Common Shareholders
Net property income before depreciation and amortization							$41,669
Other interest income							114
Depreciation and amortization							(16,346)
Equity in losses of unconsolidated affiliates							(85)
Interest and other finance expense							(17,856)
Income tax provision							(495)
Gain on debt extinguishment							1,571
Impairment of asset							(6,925)
Income from discontinued operations							548
Gain on sale of property							32,498

Net income							34,693
Net loss attributable to noncontrolling interests							4,964

Net income attributable to Common Shareholders							$39,657

Six Months Ended June 30, 2010

(dollars in thousands)	Core Portfolio	Opportunity Funds	Self - Storage Investments	Notes Receivable	Other	Amounts Eliminated in Consolidation	Total

Revenues	$28,274	$22,983	$9,312	$10,231	$9,990	$(9,154)	$71,636
Property operating expenses and real estate taxes	8,118	8,434	6,206	—	—	(714)	22,044
Other expenses	11,061	6,925	—	—	—	(7,451)	10,535

Income before depreciation and amortization	$9,095	$7,624	$3,106	$10,231	$9,990	$(989)	$39,057

Depreciation and amortization	$6,651	$6,856	$1,757	$—	$—	$(190)	$15,074

Interest and other finance expense	$9,038	$7,502	$2,671	$—	$—	$(54)	$19,157

Real estate at cost	$439,489	$667,323	$209,733	$—	$—	$(12,015)	$1,304,530

Total assets	$547,264	$703,900	$196,223	$126,048	$—	$(111,003)	$1,462,432

Expenditures for real estate and improvements	$4,308	$32,482	$1,113	$—	$—	$(969)	$36,934

Reconciliation to net income and net income attributable to Common Shareholders
Net property income before depreciation and amortization							$39,057
Other interest income							287
Depreciation and amortization							(15,074)
Equity in earnings of unconsolidated affiliates							467
Interest and other finance expense							(19,157)
Income tax provision							(1,084)
Gain from bargain purchase							33,805
Income from discontinued operations							703

Net income							39,004
Net income attributable to noncontrolling interests							(21,076)

Net income attributable to Common Shareholders							$17,928

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

13. LONG-TERM INCENTIVE COMPENSATION

LONG-TERM INCENTIVE COMPENSATION

The Company maintains two share incentive plans, the 2003 Share Incentive Plan and the 2006 Share Incentive Plan (collectively the “Share Incentive Plans”).

On March 3, 2011 and March 22, 2011, the Company issued a combined total of 429,909 LTIP Units and 1,549 Restricted Shares to officers of the Company and 164 LTIP Units and 9,584 Restricted Shares to other employees of the Company. Vesting with respect to these awards are generally recognized ratably over the five annual anniversaries following the issuance date. Vesting with respect to 11% of the awards issued to officers is also generally subject to achieving certain Company performance measures.

These awards were measured at their fair value as if they were vested on the grant date. Fair value was established as the market price of the Company’s Common Shares as of the close of trading on the day preceding the grant date.

The total value of the above Restricted Shares and LTIP Units as of the grant date was $8.4 million, of which $2.4 million was recognized in compensation expense during 2010 and $6.0 million will be recognized in compensation expense over the vesting period. Compensation expense of $0.9 million and $1.2 million has been recognized in the accompanying financial statements related to these awards for the three and six months ended June 30, 2011.

Total long-term incentive compensation expense, including the expense related to the above-mentioned plans, was $1.4 million and $1.0 million for the three months ended June 30, 2011 and 2010, respectively and $2.2 million and $2.0 million for the six months ended June 30, 2011 and 2010, respectively.

On May 10, 2011, the Company issued 24,904 Restricted Shares to Trustees of the Company in connection with Trustee fees. Vesting with respect to 10,279 of the Restricted Shares will be on the first anniversary of the date of issuance and 14,625 of the Restricted Shares vest over three years with 33% vesting on each of the next three anniversaries of the issuance date. The Restricted Shares do not carry voting rights or other rights of Common Shares until vesting and may not be transferred, assigned or pledged until the recipients have a vested non-forfeitable right to such shares. Dividends are not paid currently on unvested Restricted Shares, but are paid cumulatively, from the issuance date through the applicable vesting date of such Restricted Shares. Trustee fee expense of $0.1 million has been recognized for the six months ended June 30, 2011 related to these Restricted Shares.

In 2009, the Company adopted the Long Term Investment Alignment Program (the “Program”) pursuant to which the Company may award units primarily to senior executives which would entitle them to receive up to 25% of any future Fund III Promote when and if such Promote is ultimately realized. The Company has awarded units representing 73% of the Program, which were determined to have no value at issuance or as of June 30, 2011. In accordance with ASC Topic 718, “Compensation - Stock Compensation,” compensation relating to these awards will be recorded based on the change in the estimated fair value at each reporting period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is based on the consolidated financial statements of the Company as of June 30, 2011 and 2010 and for the three and six months then ended. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

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

OVERVIEW

As of June 30, 2011, we operated 84 properties, which we own or have an ownership interest in, within our Core Portfolio or within our three Opportunity Funds. These 84 properties consist of commercial properties, primarily neighborhood and community shopping centers, mixed-use properties with a retail component and self-storage properties. The properties we operate are located primarily in the Northeast, Mid-Atlantic and Midwestern regions of the United States. Our Core Portfolio consists of those properties either 100% owned, or partially owned through joint venture interests, by the Operating Partnership, or subsidiaries thereof, not including those properties owned through our Opportunity Funds. Excluding one property under redevelopment, there are 34 properties in our Core Portfolio totaling approximately 4.9 million square feet. Fund I has 20 properties comprising approximately 0.9 million square feet. Fund II has 9 properties, seven of which (representing 1.2 million square feet) are currently operating, one is under construction, and one is in the design phase. Three of the properties also include self-storage facilities. We expect the Fund II portfolio will have approximately 2.0 million square feet upon completion of all current construction and anticipated redevelopment activities. Fund III has 20 properties totaling approximately 2.0 million square feet, of which 11 locations representing 0.9 million net rentable square feet are self-storage facilities. The majority of our operating income is derived from rental revenues from these 84 properties, including recoveries from tenants, offset by operating and overhead expenses. As our RCP Venture invests in operating companies, we consider these investments to be private-equity style, as opposed to real estate, investments. Since these are not generally traditional investments in operating rental real estate but investments in operating businesses, the Operating Partnership principally invests in these through a taxable REIT subsidiary (“TRS”).

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

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2011 (“2011”) to the three months ended June 30, 2010 (“2010”)

Revenues	2011				2010

(dollars in millions)	Core Portfolio	Opportunity Funds	Self- Storage Investments	Notes Receivable and Other	Core Portfolio	Opportunity Funds	Self- Storage Investments	Notes Receivable and Other

Rental income	$11.2	$12.6	$5.2	$—	$11.1	$9.1	$4.5	$—

Interest income	—	—	—	3.4	—	—	—	5.2
Expense reimbursements	2.9	2.7	—	—	2.4	2.2	—	—
Management fee income (1)	—	—	—	0.3	—	—	—	0.4
Other	—	—	0.5	—	0.2	0.1	0.3	—

Total revenues	$14.1	$15.3	$5.7	$3.7	$13.7	$11.4	$4.8	$5.6

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

The increase in rental income in the Opportunity Funds primarily related to additional rents at Canarsie, Pelham Manor and 161st Street of $2.8 million for leases that commenced during 2010 (“Fund Redevelopment Properties”) as well as additional rents of $0.7 million following the acquisition of The Heritage Shops at Millennium Park (“2011 Fund Acquisition”) in April 2011.

The decrease in interest income related to the full repayment of two notes during 2010 and 2011.

Operating Expenses	2011				2010

(dollars in millions)	Core Portfolio	Opportunity Funds	Self- Storage Investments	Notes Receivable and Other	Core Portfolio	Opportunity Funds	Self- Storage Investments	Notes Receivable and Other

Property operating	$2.0	$3.5	$2.8	$(0.7)	$1.6	$2.5	$2.6	$(0.4)
Real estate taxes	2.1	1.9	0.7	—	1.9	1.6	0.6	—
General and administrative	6.1	2.5	—	(2.9)	5.4	3.5	—	(3.5)
Depreciation and amortization	3.7	4.0	1.1	(0.3)	3.4	2.3	0.9	(0.1)
Impairment of asset	—	6.9	—	—	—	—	—	—

Total operating expenses	$13.9	$18.8	$4.6	$(3.9)	$12.3	$9.9	$4.1	$(4.0)

The increase in property operating expenses in the Opportunity Funds related primarily to Fund Redevelopment Properties and the 2011 Fund Acquisition.

The decrease in general and administrative expense in the Opportunity Funds related to the reduction in Promote expense attributable to Fund I. The increase in general and administrative expense in the Other category primarily related to the reduction in Fund I Promote expense eliminated for consolidated financial statement presentation purposes.

Depreciation and amortization expense increased $1.7 million in the Opportunity Funds primarily as the result of Fund Redevelopment Properties and the 2011 Fund Acquisition.

The $6.9 million impairment of asset related to the write down of the Granville Centre owned by Fund I to its fair value in the second quarter of 2011.

Other	2011				2010

(dollars in millions)	Core Portfolio	Opportunity Funds	Self- Storage Investments	Notes Receivable and Other	Core Portfolio	Opportunity Funds	Self- Storage Investments	Notes Receivable and Other

Equity in earnings (losses) of unconsolidated affiliates	$0.2	$0.6	$(0.7)	$—	$0.2	$—	$(0.1)	$—

Other interest income	—	—	—	0.1	—	—	—	0.2
Gain from bargain purchase	—	—	—	—	—	33.8	—	—
Loss on debt extinguishment	(0.1)	—	—	—	—	—	—	—
Interest and other finance expense	(4.1)	(3.9)	(0.9)	—	(4.5)	(3.8)	(1.2)	—
Income tax provision	(0.4)	—	0.2	—	(0.6)	—	—	—

Income from discontinued operations	—	—	—	28.8	—	—	—	0.5
Net loss (income) attributable to noncontrolling interests in subsidiaries
- Continuing operations	(0.4)	5.9	—	—	(0.2)	(24.5)	0.1	—
- Discontinued operations	—	—	—	(0.3)	—	—	—	(0.1)

The $33.8 million gain from bargain purchase was attributable to Fund II’s purchase of an unaffiliated member’s interest in CityPoint during 2010.

Income from discontinued operations related to a property sold during the second quarter 2011.

Net loss (income) attributable to noncontrolling interests in subsidiaries – Continuing operations primarily represents the noncontrolling interests’ share of all Opportunity Funds variances discussed above.

Comparison of the six months ended June 30, 2011 (“2011”) to the six months ended June 30, 2010 (“2010”)

Revenues	2011				2010

(dollars in millions)	Core Portfolio	Opportunity Funds	Self- Storage Investments	Notes Receivable and Other	Core Portfolio	Opportunity Funds	Self- Storage Investments	Notes Receivable and Other

Rental income	$22.4	$23.8	$10.2	$—	$22.2	$18.5	$8.6	$—

Interest income	—	—	—	7.9	—	—	—	10.2
Expense reimbursements	5.8	5.1	—	—	5.8	4.4	—	—
Management fee income (1)	—	—	—	0.9	—	—	—	0.8
Other	0.4	—	0.8	—	0.3	0.1	0.7	—

Total revenues	$28.6	$28.9	$11.0	$8.8	$28.3	$23.0	$9.3	$11.0

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

The increase in rental income in the Opportunity Funds primarily related to additional rents from the Fund Redevelopment Properties. The increase in rental income in the Self-Storage Investments related to increased occupancy throughout the portfolio.

The decrease in interest income primarily related to the full repayment of a note during 2010.

Operating Expenses	2011				2010

(dollars in millions)	Core Portfolio	Opportunity Funds	Self- Storage Investments	Notes Receivable and Other	Core Portfolio	Opportunity Funds	Self- Storage Investments	Notes Receivable and Other

Property operating	$4.4	$6.8	$5.3	$(1.1)	$4.1	$5.3	$4.9	$(0.7)
Real estate taxes	4.1	3.4	1.4	—	4.1	3.1	1.3	—
General and administrative	12.0	6.0	—	(6.6)	11.1	6.9	—	(7.5)
Depreciation and amortization	6.9	7.8	2.0	(0.4)	6.6	6.9	1.8	(0.2)
Impairment of asset	—	6.9	—	—	—	—	—	—

Total operating expenses	$27.4	$30.9	$8.7	$(8.1)	$25.9	$22.2	$8.0	$(8.4)

The increase in property operating expenses in the Opportunity Funds related primarily to Fund Redevelopment Properties and increased winter related common area expenses during 2011.

The increase in general and administrative expense in the Core Portfolio primarily related to higher cash and stock compensation expense in 2011. The decrease in general and administrative expense in the Opportunity Funds related to the reduction in Promote expense attributable to Fund I. The increase in general and administrative expense in the Other category primarily related to the reduction in Fund I Promote expense eliminated for consolidated financial statement presentation purposes.

The increase in depreciation and amortization expense in the Opportunity Funds primarily related to the Fund Redevelopment Properties.

The $6.9 million impairment of asset related to the write down of the Granville Centre owned by Fund I to its fair value in the second quarter of 2011.

Other	2011				2010

(dollars in millions)	Core Portfolio	Opportunity Funds	Self- Storage Investments	Notes Receivable and Other	Core Portfolio	Opportunity Funds	Self- Storage Investments	Notes Receivable and Other

Equity in earnings (losses) of unconsolidated affiliates	$0.4	$1.1	$(1.6)	$—	$0.3	$0.3	$(0.1)	$—

Other interest income	—	—	—	0.1	—	—	—	0.3
Gain from bargain purchase	—	—	—	—	—	33.8	—	—
Gain on debt extinguishment	1.6	—	—	—	—	—	—	—
Interest and other finance expense	(8.3)	(7.6)	(2.0)	—	(9.0)	(7.5)	(2.7)	—
Income tax provision	(0.9)	—	0.4	—	(1.0)	(0.1)	—	—
Income from discontinued operations	—	—	—	33.0	—	—	—	0.7
Net loss (income) attributable to noncontrolling interests in subsidiaries
- Continuing operations	(0.4)	9.0	(0.1)	—	(0.3)	(20.8)	0.1	—
- Discontinued operations	—	—	—	(3.5)	—	—	—	(0.1)

Equity in earnings (losses) in the Self-Storage Investments represents the pro-rata share of losses from our unconsolidated investment in a self storage management company which commenced operations in 2010. The losses at the self storage management company are attributable to start-up costs.

The $33.8 million gain from bargain purchase was attributable to Fund II’s purchase of an unaffiliated member’s interest in CityPoint in 2010.

The $1.6 million gain on debt extinguishment was attributable to the purchase of mortgage debt at a discount in 2011.

Income from discontinued operations related to property sales during 2011.

Net loss (income) attributable to noncontrolling interests in subsidiaries – Continuing operations primarily represents the noncontrolling interests’ share of all Opportunity Funds variance discussed above.

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

The reconciliation of net income to FFO for the three and six months ended June 30, 2011 and 2010 is as follows:

	Three months ended June 30,		Six months ended June 30,

(dollars in millions, except per share amounts)	2011	2010	2011	2010

Funds From Operations

Net income attributable to Common Shareholders	$30.2	$12.8	$39.7	$17.9
Depreciation of real estate and amortization of leasing costs (net of noncontrolling interests’ share)
Consolidated affiliates	4.6	4.2	9.1	8.8
Unconsolidated affiliates	0.4	0.5	0.7	0.8
Gain on sale (net of noncontrolling interests’ share)
Consolidated affiliates	(28.6)	—	(29.4)	—
Income attributable to noncontrolling interests’ in Operating Partnership	0.4	0.1	0.5	0.3

Funds from operations	$7.0	$17.6	$20.6	$27.8

Funds From Operations per Share - Diluted

Weighted average number of Common Shares and OP Units	41.1	40.8	41.1	40.8

Diluted funds from operations, per share	$0.17	$0.43	$0.50	$0.68

USES OF LIQUIDITY

Our principal uses of liquidity are (i) distributions to our shareholders and OP unit holders, (ii) investments which include the funding of our capital committed to the Opportunity Funds and property acquisitions and redevelopment/re-tenanting activities within our Core Portfolio, and (iii) debt service and loan repayments.

Distributions

In order to qualify as a REIT for Federal income tax purposes, we must currently distribute at least 90% of our taxable income to our shareholders. For the three and six months ended June 30, 2011, we paid dividends and distributions on our Common Shares and Common OP Units totaling $7.5 million and $14.9 million, respectively.

Investments

Fund I and Mervyns I

During 2001, we formed a partnership, Fund I, and in 2004 formed a limited liability company, Mervyns I, with four institutional investors with $90.0 million, in the aggregate, of committed discretionary capital. Fund I and Mervyns I have returned all invested capital and accumulated preferred return thus triggering our Promote in all future Fund I and Mervyns I earnings and distributions. As of June 30, 2011, $86.6 million has been invested in Fund I and Mervyns I, of which the Operating Partnership contributed $19.2 million.

As of June 30, 2011, Fund I currently owned, or had ownership interests in, 20 assets comprising approximately 0.9 million square feet as follows:

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

Fund II and Mervyns II

During 2004, we, along with the investors from Fund I as well as two additional institutional investors, formed Fund II, and Mervyns II with $300.0 million, in the aggregate, of committed discretionary capital. Fund II’s primary investment focus has been in the New York Urban/Infill Redevelopment Initiative and the Retailer Controlled Property Venture which are discussed below. As of June 30, 2011, a total of $273.2 million has been invested in Fund II and Mervyns II, of which the Operating Partnership contributed $54.6 million. The remaining capital contribution balance of $26.8 million is expected to be utilized to complete development activities for existing Fund II investments.

New York Urban Infill Redevelopment Initiative

In September 2004, we, through Fund II, launched our New York Urban Infill Redevelopment initiative. Fund II, together with an unaffiliated partner, formed Acadia Urban Development LLC (“Acadia Urban Development”) for the purpose of acquiring, constructing, developing, owning, operating, leasing and managing certain mixed-use real estate properties which include a significant retail component in the New York City metropolitan area. To date our partner has invested its maximum commitment of $2.2 million and Fund II, the managing member, has agreed to invest the balance.

To date, Fund II has invested in nine New York Urban Infill Redevelopment construction projects, eight of which were made through Acadia Urban Development, as follows:

				Redevelopment (dollars in millions)
Property	Location	Year acquired	Costs to date	Anticipated additional costs	Estimated construction completion	Square feet upon completion

Liberty Avenue (1)	Queens	2005	$15.5	$0.1	Completed	125,000
216th Street	Manhattan	2005	27.7	—	Completed	60,000
Fordham Place	Bronx	2004	125.2	7.9	Completed	260,000
Pelham Manor Shopping Center (1)	Westchester	2004	62.9	1.9	Completed	320,000
161st Street (2)	Bronx	2005	62.8	3.9	TBD	230,000
Atlantic Avenue (3)	Brooklyn	2007	22.3	0.1	Completed	110,000
Canarsie Plaza	Brooklyn	2007	85.6	5.4	Completed	275,000
CityPoint (1)	Brooklyn	2007	88.3	111.7	TBD	550,000
Sherman Plaza	Manhattan	2005	33.9	TBD	TBD	TBD

Total			$524.2	$131.0		1,930,000

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

Fund III

During 2007, we formed Fund III with 14 institutional investors, including all of the investors from Fund I and a majority of the investors from Fund II with $502.5 million of committed discretionary capital. As of June 30, 2011, $143.0 million has been invested in Fund III, of which the Operating Partnership contributed $28.5 million.

New York Urban Infill Redevelopment Initiative

Fund III has invested in a New York Urban/Infill Redevelopment and a main street retail redevelopment in Westport, Connecticut as follows:

Property	Location	Year acquired	Costs to date	Anticipated additional costs		Estimated construction completion	Square feet upon completion

Sheepshead Bay	Brooklyn, NY	2007	$22.8	$	TBD	TBD	TBD
125 Main Street	Westport, CT	2007	23.5		2.1	2nd half 2011	26,000

Total			$46.3		$2.1		26,000

Notes:
TBD - To be determined

Other Fund III Investments

Fund III, in conjunction with an unaffiliated partner, Storage Post, has a 95% interest in a portfolio of eleven self-storage properties located throughout New York and New Jersey. It also owns the Cortlandt Towne Center, a 642,000 square foot shopping center located in Westchester County, NY.

During December 2010, Fund III, in a joint venture with an unaffiliated partner, acquired the 255,200 square foot White City Shopping Center in Shrewsbury, Massachusetts for $56.0 million.

During the six months ended June 2011, Fund III acquired five properties through three separate ventures for an aggregate purchase price of $93.3 million, including assumed debt of $20.6 million. Reference is made to Notes 4 in the Notes to Consolidated Financial Statements in Part 1, Item 1 in this Form 10-Q for a discussion of these investments.

Notes Receivable

Reference is made to Note 6 to the Notes to Consolidated Financial Statements in Part 1, Item 1 in this Form 10-Q for an overview of our notes receivable.

During February 2011, we made a mezzanine loan for $3.8 million which accrues interest at 15% and is payable upon a capital event.

Core Portfolio Property Acquisitions, Redevelopment and Expansion

During the six months ended June 2011, we acquired two properties for an aggregate purchase price of $33.2 million. Reference is made to Note 4 in the Notes to Consolidated Financial Statements in Part 1, Item 1 in this Form 10-Q for a discussion of these investments.

In addition, we currently have entered into purchase and sale agreements with multiple unaffiliated sellers to acquire 26 properties with an aggregate purchase price of $103.3 million. We anticipate assuming debt totaling $33.3 million, issuing OP units totaling $15.0 million and utilizing existing cash on hand of $55.0 million in connection with these acquisitions. The completion of these transactions are subject to customary closing conditions, and, as such, no assurance can be given that we will successfully complete these transactions.

Our Core Portfolio redevelopment program focuses on selecting well-located neighborhood and community shopping centers and creating significant value through re-tenanting and property redevelopment. We currently have one property in the early stages of redevelopment.

Purchase of Convertible Notes

Purchases of our Convertible Notes have been another use of our liquidity. During the six months ended June 30, 2011, we purchased $10.0 million in face amount of our outstanding Convertible Notes for $10.1 million.

Share Repurchase

We have an existing share repurchase program that authorizes management, at its discretion, to repurchase up to $20.0 million of our outstanding Common Shares. The program may be discontinued or extended at any time and there is no assurance that we will purchase the full amount authorized. Under this program we have repurchased 2.1 million Common Shares, none of which were repurchased after December 2001. As of June 30, 2011, management may cause the Company to repurchase up to approximately $7.5 million of our outstanding Common Shares under this program.

SOURCES OF LIQUIDITY

We intend on using Fund III, as well as new funds that we may establish in the future, as the primary vehicles for our future acquisitions, including investments in the RCP Venture and New York Urban/Infill Redevelopment Initiative. Additional sources of capital for funding property acquisitions, redevelopment, expansion, re-tenanting and RCP Venture investments, are expected to be obtained primarily from (i) the issuance of public equity or debt instruments, (ii) cash on hand and cash flow from operating activities, (iii) additional property debt financings, (iv) noncontrolling interests’ unfunded capital commitments of $21.4 million for Fund II and $287.6 million for Fund III, and (v) future sales of existing properties.

During April 2011, Fund III received capital contributions of $46.5 million to fund the acquisition of The Heritage Shops at Millennium Park and to pay down Fund III’s credit facility. During June 2011, Fund II received capital contributions of $8.0 million to fund development costs.

As of June 30, 2011, we had approximately $58.9 million of additional capacity under existing debt facilities and cash and cash equivalents on hand of $148.9 million.

Shelf Registration Statements and Issuance of Equity

During April 2009, we filed a shelf registration on Form S-3 providing for offerings of up to a total of $500.0 million of Common Shares, Preferred Shares and debt securities. We have remaining capacity under this registration statement to issue up to approximately $430.0 million of these securities.

Asset Sales

Asset sales are an additional source of liquidity for us. During May 2011, we sold the Ledgewood Mall, a 517,000 square foot, unencumbered enclosed mall located in Ledgewood, New Jersey, for $37.0 million. The sale resulted in a gain of $28.6 million. During January 2011, we completed the sale of a Fund II leasehold interest in the Neiman Marcus location at Oakbrook Center, located in Oak Brook, Illinois, for $8.2 million. The sale resulted in a gain of $3.9 million. In March 2010, the Sterling Heights Shopping Center was sold for $2.3 million.

Notes Receivable

During May 2011, we received a payment of $54.7 million on a mezzanine loan, representing $33.8 million of principal, $13.4 million of accrued interest, and a $7.5 million exit fee. During February 2011, we received a payment of $1.9 million on a mezzanine loan. Reference is made to Note 6 to the Notes to Consolidated Financial Statements in Part 1, Item 1 in this Form 10-Q for an overview of our notes receivable.

Financing and Debt

At June 30, 2011, mortgage and convertible notes payable aggregated $870.5 million, net of unamortized premium of $0.1 million and unamortized discount of $0.5 million, and the mortgages were collateralized by 27 properties and related tenant leases. Interest rates on our outstanding mortgage indebtedness and convertible notes payable ranged from 0.79% to 7.34% with maturities that ranged from August 2011 to November 2032. Taking into consideration $71.3 million of notional principal under variable to fixed-rate swap agreements currently in effect, $395.2 million of the portfolio, or 45.4%, was fixed at a 5.63% weighted average interest rate and $475.3 million, or 54.6% was floating at a 3.24% weighted average interest rate as of June 30, 2011. There is $310.7 million of debt maturing in 2011 at a weighted average interest rate of 1.91%. Of this amount, $1.7 million represents scheduled annual amortization. $33.0 million of loans maturing during 2011 provide for extension options, which we believe we will be able to exercise and $195.4 million represents Fund III subscription line borrowings that are payable from capital calls. As it relates to remaining maturities, we may not have sufficient cash on hand to repay such indebtedness, and, therefore, we expect to refinance at least a portion of this indebtedness or select other alternatives based on market conditions as these loans mature.

Reference is made to Note 8 in the Notes to Consolidated Financial Statements in Part 1, Item 1 in this Form 10-Q for an overview of transactions related to mortgage loans, bond financing and credit facilities during the six months ended June 30, 2011.

The following table sets forth certain information pertaining to our secured credit facilities:

(dollars in millions) Borrower	Total amount of credit facility	Amount borrowed as of December 31, 2010	Net borrowings (repayments) during the six months ended June 30, 2011	Amount borrowed as of June 30, 2011	Letters of credit outstanding as of June 30, 2011	Amount available under credit facilities as of June 30, 2011

Acadia Realty, LP	$64.5	$1.0	$—	$1.0	$4.6	$58.9
Fund II	40.0	40.0	—	40.0	—	—
Fund III	195.9	171.5	23.9	195.4	0.5	—

Total	$300.4	$212.5	$23.9	$236.4	$5.1	$58.9

          The following table summarizes the Company’s mortgage and other secured indebtedness as of June 30, 2011 and December 31, 2010:

(dollars in millions)

Description of Debt and Collateral	June 30, 2011	December 31, 2010	Interest Rate at June 30, 2011	Maturity	Payment Terms

Mortgage notes payable – variable-rate
Liberty Avenue	$10.0	$10.0	3.44% (LIBOR +3.25%)	9/1/2011	Interest only monthly
Tarrytown Shopping Center	8.2	8.4	1.84% (LIBOR +1.65%)	10/30/2011	Interest only monthly
Branch Shopping Plaza	13.8	13.9	1.49% (LIBOR +1.30%)	12/1/2011	Monthly principal and interest
Canarsie Plaza	49.9	40.2	Greater of 6.50% or	1/12/2012	Interest only monthly
			4.19% (LIBOR +4.00%)
Fordham Place	85.3	85.9	Greater of 1.5%+3.5% or	9/30/2012	Monthly principal and interest
			5.00% (LIBOR +3.5%)
161st Street	28.9	28.9	5.69% (LIBOR +5.50%)	4/1/2013	Interest only monthly
CityPoint	20.7	20.7	2.69% (LIBOR +2.50%)	8/12/2013	Interest only monthly
Pelham Manor	34.0	31.6	2.94% (LIBOR +2.75%)	12/1/2013	Monthly principal and interest
Cortlandt Towne Center	50.0	50.0	2.09% (LIBOR +1.90%)	10/26/2015	Monthly principal and interest
Village Commons Shopping Center	9.4	9.3	1.59% (LIBOR +1.40%)	6/30/2018	Monthly principal and interest

Sub-total mortgage notes payable	310.2	298.9

Secured credit facilities – variable-rate
Fund III unfunded investor capital commitments	195.4	171.5	0.79% (LIBOR +0.60%)	10/9/2011	Interest only monthly
Six Core Portfolio properties	1.0	1.0	1.44% (LIBOR +1.25%)	12/1/2011	Annual principal and monthly interest
Fund II	40.0	40.0	3.09% (LIBOR +2.90%)	12/22/2014	Interest only monthly

Sub-total secured credit facilities	236.4	212.5

Interest rate swaps (1)	(71.3)	(71.5)

Total variable-rate debt	475.3	439.9

Mortgage notes payable – fixed-rate:
Five self-storage properties	41.5	41.5	5.30%	8/31/2011	Interest only monthly
Clark Diversey	4.6	4.6	6.35%	7/1/2014	Monthly principal and interest
New Loudon Center	14.0	14.2	5.64%	9/6/2014	Monthly principal and interest
CityPoint	20.0	20.0	7.25%	11/1/2014	Interest only quarterly
Crescent Plaza	17.4	17.6	4.98%	9/6/2015	Monthly principal and interest
Pacesetter Park Shopping Center	12.0	12.1	5.12%	11/6/2015	Monthly principal and interest
Elmwood Park Shopping Center	34.0	34.2	5.53%	1/1/2016	Monthly principal and interest
The Gateway Shopping Center	20.4	20.5	5.44%	3/1/2016	Monthly principal and interest
Walnut Hill Plaza	23.5	23.5	6.06%	10/1/2016	Interest only monthly until 10/11; monthly principal and interest thereafter
239 Greenwich Avenue	26.0	26.0	5.42%	2/11/2017	Interest only monthly
Merrillville Plaza	26.2	26.2	5.88%	8/1/2017	Interest only monthly until 7/12 monthly principal and interest thereafter
216th Street	25.5	25.5	5.80%	10/1/2017	Interest only monthly
Atlantic Avenue	11.5	11.5	7.34%	1/1/2020	Interest only upon drawdown on construction loan until 1/15 monthly principal and interest thereafter
A&P Shopping Plaza	8.0	8.0	6.40%	11/1/2032	Monthly principal and interest
Chestnut Hill	—	9.3	—	—	—
Interest rate swaps (1)	71.3	71.5	4.85%

Total fixed-rate debt	355.9	366.2
Unamortized premium	0.1	0.1

Total	$831.3	$806.2

     (1) Represents the amount of the Company’s variable-rate debt that has been fixed through certain cash flow hedge transactions. (Note 7).

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

At June 30, 2011, maturities on our mortgage notes payable and convertible notes payable ranged from August 2011 to November 2032. In addition, we have non-cancelable ground leases at 24 of our shopping centers. We also lease space for our corporate headquarters for a term expiring in 2015. The following table summarizes our debt maturities, obligations under non-cancelable operating leases and construction contracts as of June 30, 2011:

(dollars in millions)	Payments due by period

Contractual obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years

Future debt maturities	$871.0	$362.8	$188.0	$194.6	$125.6
Interest obligations on debt	110.0	30.6	40.0	25.1	14.3
Operating lease obligations	168.6	6.0	11.6	10.5	140.5
Construction commitments	23.9	23.9	—	—	—

Total	$1,173.5	$423.3	$239.6	$230.2	$280.4

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

Reference is made to Note 5 in the Notes to Consolidated Financial Statements in Part 1, Item 1 in this Form 10-Q for a discussion of our unconsolidated investments. Our pro-rata share of unconsolidated debt related to these investments is as follows:

(dollars in millions)

Investment	Pro-rata share of mortgage debt Operating Partnership	Interest rate at June 30, 2011	Maturity Date

Crossroads	$29.8	5.37%	December 2014
Brandywine	36.9	5.99%	July 2016
White City	6.6	2.79%	December 2017
Lincoln Road	3.9	6.14%	August 2014

Total	$77.2

In addition, we have arranged for the provision of two separate letters of credit in connection with certain leases and investments. As of June 30, 2011, there were no outstanding balances under any of the letters of credit. If the letters of credit were fully drawn, the combined maximum amount of our exposure would be $5.1 million.

In addition to our derivative financial instruments, one of our unconsolidated affiliates is a party to two separate interest rate LIBOR swaps with a notional value of $29.8 million, which effectively fix the interest rate at 5.54% and expires in December 2017. Our pro-rata share of the fair value of the derivative liability totaled $0.2 million at June 30, 2011.

HISTORICAL CASH FLOW

The following table compares the historical cash flow for the six months ended June 30, 2011 (“2011”) with the cash flow for the six months ended June 30, 2010 (“2010”)

	Six months ended March 31,

(dollars in millions)	2011	2010	Change

Net cash provided by operating activities	$20.3	$20.2	$0.1
Net cash used in investing activities	(45.0)	(38.3)	(6.7)
Net cash provided by financing activities	53.0	3.2	49.8

Total	$28.3	$(14.9)	$43.2

A discussion of the significant changes in cash flow for 2011 compared to 2010 is as follows:

Net cash provided by operating activities of $20.3 million was essentially unchanged between 2011 and 2010. There were offsetting increases and decreases in cash provided by (used in) operating activities as outlined below:

Items which contributed to an increase in cash from operating activities:

•	Additional rents from redevelopment projects placed in service subsequent to March 31, 2010

Items which contributed to a decrease in cash from operating activities:

•	Payment of $3.9 million for ground rent at City Point during 2011
•	Additional cash payments totaling $3.3 million during 2011 for income taxes related to our taxable REIT subsidiaries

The increase of $6.7 million of net cash used in investing activities primarily resulted from the following:

Items which contributed to an increase in cash used in investing activities:

•	An increase of $55.7 million in expenditures for real estate, development and tenant installations during 2011
•	An increase of $39.4 million in investments and advances to unconsolidated affiliates during 2011 related to the acquisitions of Lincoln Road and White Oak

Items which contributed to a decrease in cash used in investing activities:

•	An increase of $45.9 million from the collection of notes receivable during 2011
•	An increase of $43.8 million in proceeds from the sale of two properties during 2011

The $49.8 million increase in net cash provided by financing activities resulted primarily from the following:

Items which contributed to an increase in cash from financing activities:

•	An additional $24.2 million of contributions from non-controlling interests during 2011
•	An additional $22.2 million in borrowings during 2011

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

Currently, we manage our exposure to fluctuations in interest rates primarily through the use of fixed-rate debt and interest rate swap and cap agreements. As of June 30, 2011, we had total mortgage debt and convertible notes payable of $870.5 million, net of unamortized premium of $0.1 million and unamortized discount of $0.5 million, of which $395.2 million or 45.4% was fixed-rate, inclusive of interest rate swaps, and $475.3 million, or 54.6% was variable-rate based upon LIBOR plus certain spreads. As of June 30, 2011, we were a party to seven interest rate swap transactions and one interest rate cap to hedge our exposure to changes in interest rates with respect to $71.3 million of LIBOR-based variable-rate debt.

Of our total consolidated outstanding debt, $310.7 million and $137.2 million will become due in 2011 and 2012, respectively. As we intend on refinancing some or all of such debt at the then-existing market interest rates, which may be greater than the current interest rate, our interest expense would increase by approximately $4.5 million annually if the interest rate on the refinanced debt increased by 100 basis points. After giving effect to noncontrolling interests, the Company’s share of this increase would be $1.3 million.

Interest expense on our consolidated variable-rate debt, net of variable to fixed-rate swap agreements currently in effect, as of June 30, 2011 would increase by $4.8 million annually if LIBOR increased by 100 basis points. After giving effect to noncontrolling interests, the Company’s share of this increase would be $0.7 million. We may seek additional variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, we would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.

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

Part II. Other Information

Item 1. Legal Proceedings.

There have been no material legal proceedings or updates thereto beyond those previously disclosed in our 2010 Form 10-K.

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

ACADIA REALTY TRUST

August 5, 2011	/s/ Kenneth F. Bernstein

Kenneth F. Bernstein
President and Chief Executive Officer (Principal Executive Officer)

August 5, 2011	/s/ Michael Nelsen

Michael Nelsen
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Description
3.1	Declaration of Trust of the Company, as amended (1)
3.2	Fourth Amendment to Declaration of Trust (2)
3.3	Amended and Restated By-Laws of the Company (3)
3.4	Fifth Amendment to Declaration of Trust (9)
3.5	First Amendment the Amended and Restated Bylaws of the Company (9)
4.1	Voting Trust Agreement between the Company and Yale University dated February 27, 2002 (4)

10.49

Second Amendment to Consolidated, Amended and Restated Term Loan Agreement and Omnibus Amendment and Ratification of Loan Documents between Acadia East Fordham Acquisitions, LLC and Eurohypo AG, New York Branch, Replacement Note between Acadia East Fordham Acquisitions, LLC and Eurohypo AG, New York Branch and First Amendment to Cash Management and Security Agreement between Acadia East Fordham Acquisitions, LLC and Eurohypo AG, New York Branch all dated June 30, 2011 (5)

10.50

Term Loan Agreement between RD Smithtown, LLC and Bank of America, N.A., Mortgage and Security Agreement between RD Smithtown, LLC and Bank of America, N.A., Mortgage Consolidation and Modification Agreement between RD Smithtown, LLC and Bank of America, N.A., Note between RD Smithtown, LLC and Bank of America, N.A., Note between RD Smithtown, LLC and Bank of America, N.A., Note Consolidation and Modification Agreement between RD Smithtown, LLC and Bank of America, N.A. and Guaranty Agreement between RD Smithtown, LLC and Bank of America, N.A. all dated June 30, 2011 (5)

31.1	Certification of Chief Executive Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (5)
31.2	Certification of Chief Financial Officer pursuant to rule 13a–14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (5)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)
99.1	Amended and Restated Agreement of Limited Partnership of the Operating Partnership (6)
99.2	First and Second Amendments to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership (6)
99.3	Third Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership (7)
99.4	Fourth Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership (7)
99.5	Certificate of Designation of Series A Preferred Operating Partnership Units of Limited Partnership Interest of Acadia Realty Limited Partnership (8)
99.6	Certificate of Designation of Series B Preferred Operating Partnership Units of Limited Partnership Interest of Acadia Realty Limited Partnership (7)
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Document*
101.DEF	XBRL Taxonomy Extension Definitions Document*
101.LAB	XBRL Taxonomy Extension Labels Document*
101.PRE	XBRL Taxonomy Extension Presentation Document*

*

Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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