Form 10-Q
period 2011-09-30
ACADIA REALTY TRUST
filed 2011-11-02
CIK 899629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or
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

 Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒
 As of November 2, 2011 there were 40,334,476 common shares of beneficial interest, par value $.001 per share, outstanding.

ACADIA REALTY TRUST AND SUBSIDIARIES

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements.

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(dollars in thousands)	September 30, 2011	December 31, 2010
ASSETS	(unaudited)
Operating real estate
Land	$268,077	$219,981
Building and improvements	958,549	867,773
Construction in progress	3,983	4,236
	1,230,609	1,091,990
Less: accumulated depreciation	200,840	184,014
Net operating real estate	1,029,769	907,976
Real estate under development	229,223	243,892
Notes receivable, net	41,304	89,202
Investments in and advances to unconsolidated affiliates	78,420	31,036
Cash and cash equivalents	98,027	120,592
Cash in escrow	27,553	28,610
Rents receivable, net	23,179	17,360
Deferred charges, net	25,696	23,714
Acquired lease intangibles, net	22,975	18,622
Prepaid expenses and other assets	27,637	22,328
Assets of discontinued operations	2,684	21,474
Total assets	$1,606,467	$1,524,806
LIABILITIES
Mortgage notes payable	$846,399	$806,212
Convertible notes payable, net of unamortized discount of $109 and $1,063, respectively	24,824	48,712
Distributions in excess of income from, and investments in, unconsolidated affiliates	21,401	20,884
Accounts payable and accrued expenses	31,992	27,458
Dividends and distributions payable	7,507	7,427
Acquired lease and other intangibles, net	5,592	5,737
Other liabilities	18,914	20,459
Liabilities of discontinued operations	289	395
Total liabilities	956,918	937,284
EQUITY
Shareholders' Equity
Common shares, $.001 par value, authorized 100,000,000 shares; issued and outstanding 40,333,233 and 40,254,525 shares, respectively	40	40
Additional paid-in capital	303,783	303,823
Accumulated other comprehensive loss	(4,231)	(2,857)
Retained earnings	39,098	17,206
Total shareholders’ equity	338,690	318,212
Noncontrolling interests	310,859	269,310
Total equity	649,549	587,522
Total liabilities and equity	$1,606,467	$1,524,806
See accompanying notes

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

 (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share amounts)	2011	2010	2011	2010
Revenues
Rental income	$29,483	$26,688	$85,564	$75,733
Interest income	1,585	5,206	9,493	15,437
Expense reimbursements	5,407	4,636	16,213	14,721
Management fee income	252	346	1,169	1,182
Other	666	712	1,849	1,786
Total revenues	37,393	37,588	114,288	108,859
Operating Expenses
Property operating	7,347	6,887	22,565	20,324
Real estate taxes	5,003	4,523	13,792	12,902
General and administrative	5,758	5,317	17,147	15,852
Depreciation and amortization	8,398	8,687	24,626	23,651
Total operating expenses	26,506	25,414	78,130	72,729
Operating income	10,887	12,174	36,158	36,130
Equity in earnings of unconsolidated affiliates	3,110	143	3,025	610
Other interest income	105	175	219	462
Gain from bargain purchase	—	—	—	33,805
(Loss) gain on debt extinguishment	(303)	—	1,268	—
Interest and other finance expense	(9,742)	(9,904)	(27,598)	(29,061)
Income from continuing operations before income taxes	4,057	2,588	13,072	41,946
Income tax (benefit) provision	(488)	785	7	1,869
Income from continuing operations	4,545	1,803	13,065	40,077
Discontinued Operations
Operating income from discontinued operations	102	478	702	1,208
Impairment of asset	—	—	(6,925)	—
Gain on sale of property	—	—	32,498	—
Income from discontinued operations	102	478	26,275	1,208
Net income	4,647	2,281	39,340	41,285
Noncontrolling interests
Continuing operations	(572)	2,908	3,597	(18,045)
Discontinued operations	(64)	(72)	731	(195)
Net (income) loss attributable to noncontrolling interests	(636)	2,836	4,328	(18,240)
Net income attributable to Common Shareholders	$4,011	$5,117	$43,668	$23,045
Basic Earnings per Share
Income from continuing operations	$0.10	$0.12	$0.41	$0.55
Income from discontinued operations	—	0.01	0.67	0.02
Basic earnings per share	$0.10	$0.13	$1.08	$0.57
Diluted Earnings per Share
Income from continuing operations	$0.10	$0.12	$0.41	$0.55
Income from discontinued operations	—	0.01	0.67	0.02
Diluted earnings per share	$0.10	$0.13	$1.08	$0.57
 See accompanying notes

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(unaudited)

	Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
(amounts in thousands, except per share amounts)	Shares	Amount
Balance at December 31, 2010	40,254	$40	$303,823	$(2,857)	$17,206	$318,212	$269,310	$587,522
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	11	—	49	—	—	49	(49)	—
Dividends declared ($0.54 per Common Share)	—	—	—	—	(21,776)	(21,776)	(738)	(22,514)
Vesting of employee Restricted Share and LTIP awards	95	—	389	—	—	389	2,829	3,218
Common Shares issued under Employee Share Purchase Plan	4	—	68	—	—	68	—	68
Issuance of LTIP Unit awards to employees	—	—	—	—	—	—	2,441	2,441
Issuance of Common Shares to trustees	8	—	171	—	—	171	—	171
Exercise of trustees options	1	—	7	—	—	7	—	7
Employee Restricted Shares cancelled	(40)	—	(724)	—	—	(724)	—	(724)
Noncontrolling interest distributions	—	—	—	—	—	—	(815)	(815)
Noncontrolling interest contributions	—	—	—	—	—	—	43,646	43,646
	40,333	40	303,783	(2,857)	(4,570)	296,396	316,624	613,020
Comprehensive income (loss):
Net income (loss)	—	—	—	—	43,668	43,668	(4,328)	39,340
Unrealized loss on valuation of swap agreements	—	—	—	(3,265)	—	(3,265)	(1,944)	(5,209)
Reclassification of realized interest on swap agreements	—	—	—	1,891	—	1,891	507	2,398
Total comprehensive (loss) income	—	—	—	(1,374)	43,668	42,294	(5,765)	36,529
Balance at September 30, 2011	40,333	$40	$303,783	$(4,231)	$39,098	$338,690	$310,859	$649,549

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (continued)

(unaudited)

	Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
(amounts in thousands, except per share amounts)	Shares	Amount
Balance at December 31, 2009	39,787	$40	$299,014	$(2,994)	$16,125	$312,185	$220,292	$532,477
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	359	—	3,179	—	—	3,179	(3,179)	—
Dividends declared ($0.54 per Common Share)	—	—	—	—	(21,721)	(21,721)	(553)	(22,274)
Vesting of employee Restricted Share and LTIP awards	133	—	1,561	—	—	1,561	1,333	2,894
Common Shares issued under Employee Share Purchase Plan	5	—	75	—	—	75	—	75
Issuance of Common Shares to trustees	13	—	228	—	—	228	—	228
Exercise of trustees options	7	—	101	—	—	101	—	101
Employee Restricted Shares cancelled	(57)	—	(966)	—	—	(966)	—	(966)
Noncontrolling interest distributions	—	—	—	—	—	—	(856)	(856)
Noncontrolling interest contributions	—	—	—	—	—	—	21,076	21,076
	40,247	40	303,192	(2,994)	(5,596)	294,642	238,113	532,755
Comprehensive income (loss):
Net income	—	—	—	—	23,045	23,045	18,240	41,285
Unrealized loss on valuation of swap agreements	—	—	—	(2,263)	—	(2,263)	(73)	(2,336)
Reclassification of realized interest on swap agreements	—	—	—	1,891	—	1,891	245	2,136
Total comprehensive (loss) income	—	—	—	(372)	23,045	22,673	18,412	41,085
Balance at September 30, 2010	40,247	$40	$303,192	$(3,366)	$17,449	$317,315	$256,525	$573,840

See accompanying notes

ACADIA REALTY TRUST AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended
(dollars in thousands)	September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$39,340	$41,285
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	25,087	25,409
Amortization of financing costs	2,897	3,137
Gain from bargain purchase	—	(33,805)
Gain on sale of property	(32,498)	—
Gain on debt extinguishment	(1,268)	—
Impairment of asset	6,925	—
Non-cash accretion of notes receivable	(601)	(4,513)
Share compensation expense	3,390	3,121
Equity in earnings of unconsolidated affiliates	(3,025)	(610)
Distributions of operating income from unconsolidated affiliates	5,213	805
Other, net	2,571	3,190
Changes in assets and liabilities
Cash in escrow	735	(20,977)
Rents receivable, net	(6,974)	(2,891)
Prepaid expenses and other assets	(4,039)	1,443
Accounts payable and accrued expenses	4,133	5,285
Other liabilities	(2,749)	1,713
Net cash provided by operating activities	39,137	22,592
CASH FLOWS FROM INVESTING ACTIVITIES
Investments in real estate	(135,709)	(60,552)
Deferred acquisition and leasing costs	(4,291)	(2,442)
Investments in and advances to unconsolidated affiliates	(46,544)	(2,915)
Return of capital from unconsolidated affiliates	3,735	753
Repayments of notes receivable	48,182	42,011
Increase in notes receivable	(7,834)	—
Proceeds from sale of property	43,791	—
Net cash used in investing activities	(98,670)	(23,145)

ACADIA REALTY TRUST AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (unaudited)

	Nine Months Ended
(dollars in thousands)	September 30,
	2011	2010
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage notes	(66,751)	(33,698)
Proceeds received on mortgage notes	108,802	58,914
Purchase of convertible notes payable	(21,994)	—
Increase in deferred financing and other costs	(2,835)	(4,973)
Capital contributions from noncontrolling interests	43,646	21,076
Distributions to noncontrolling interests	(1,478)	(1,426)
Dividends paid to Common Shareholders	(21,773)	(21,655)
Repurchase and cancellation of Common Shares	(724)	(966)
Common Shares issued under Employee Share Purchase Plan	68	75
Exercise of options to purchase Common Shares	7	101
Net cash provided by financing activities	36,968	17,448
(Decrease) increase in cash and cash equivalents	(22,565)	16,895
Cash and cash equivalents, beginning of period	120,592	93,808
Cash and cash equivalents, end of period	$98,027	$110,703
Supplemental disclosure of cash flow information
Cash paid during the period for interest, net of capitalized interest of $3,613 and $1,592, respectively	$22,006	$21,592

Cash paid for income taxes	$3,721	$1,184

Acquisition of interest in unconsolidated affiliate:
Real estate, net	$—	$(108,000)
Assumption of mortgage debt	—	25,990
Gain from bargain purchase	—	33,805
Other assets and liabilities	—	7,532
Investment in unconsolidated affiliates	—	37,824
Cash included in investment in real estate	$—	$(2,849)

See accompanying notes

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION

Business and Organization

Acadia Realty Trust (the “Trust”) and subsidiaries (collectively, the “Company”), is a fully-integrated equity real estate investment trust (“REIT”) focused on the ownership, management and redevelopment of retail properties and urban/infill mixed-use properties with a retail component located primarily in high-barrier-to-entry, densely-populated metropolitan areas in the United States along the East Coast and in Chicago.

All of the Company's assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership (the “Operating Partnership”) and entities in which the Operating Partnership owns an interest. As of September 30, 2011, the Trust controlled approximately 99% of the Operating Partnership as the sole general partner. As the general partner, the Trust is entitled to share, in proportion to its percentage interest, in the cash distributions and profits and losses of the Operating Partnership. The limited partners primarily represent entities or individuals that contributed their interests in certain properties or entities to the Operating Partnership in exchange for common or preferred units of limited partnership interest (“Common OP Units” or “Preferred OP Units”) and employees who have been awarded restricted OP units (“LTIP Units”) as long-term incentive compensation (Note 13). Limited partners holding Common OP Units are generally entitled to exchange their units on a one-for-one basis for common shares of beneficial interest of the Trust (“Common Shares”).

As of September 30, 2011, the Company has ownership interests in 48 properties within its core portfolio, which consists of those properties either 100% owned, or partially owned through joint venture interests, by the Operating Partnership, or subsidiaries thereof, not including those properties owned through its opportunity funds (“Core Portfolio”). The Company also has ownership interests in 47 properties within its three opportunity funds, Acadia Strategic Opportunity Fund L.P. (“Fund I”), Acadia Strategic Opportunity Fund II, LLC (“Fund II”) and Acadia Strategic Opportunity Fund III LLC (“Fund III” and together with Fund I and Fund II, the “Opportunity Funds”). The 95 properties consist of commercial properties, primarily neighborhood and community shopping centers, mixed-use properties with a retail component and self-storage properties. In addition, the Company also invests in operating companies through Acadia Mervyn Investors I, LLC (“Mervyns I”), Acadia Mervyn Investors II, LLC (“Mervyns II”) and Fund II, all on a non-recourse basis. These investments comprise and are referred to as the Company's Retailer Controlled Property initiative (“RCP Venture”). The Operating Partnership has the following equity interests in the Opportunity Funds, Mervyns I and Mervyns II:

Entity	Equity Interest Held By Operating Partnership
Fund I and Mervyns I	22.2%
Fund II and Mervyns II	20.0%
Fund III	19.9%

In addition, with respect to each of the Opportunity Funds, Mervyns I and Mervyns II, the Operating Partnership is entitled to a profit participation in excess of its equity interest percentage based on certain investment return thresholds (“Promote”).

Basis of Presentation

The consolidated financial statements include the consolidated accounts of the Company and its investments in partnerships and limited liability companies in which the Company is presumed to have control in accordance with the consolidation guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). Investments in entities for which the Company has the ability to exercise significant influence but does not have financial or operating control, are accounted for under the equity method of accounting. Accordingly, the Company's share of the net earnings (or losses) of entities accounted for under the equity method are included in consolidated net income under the caption, Equity in Earnings (Losses) of Unconsolidated Affiliates. Investments in entities for which the Company does not have the ability to exercise any influence are accounted for under the cost method.

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION (continued)

Actual results could differ from these estimates. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011. The information furnished in the accompanying consolidated financial statements reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the aforementioned consolidated financial statements for the interim periods. These consolidated financial statements should be read in conjunction with the Company's 2010 Annual Report on Form 10-K, as filed with the SEC on February 28, 2011.
Reclassifications
Certain reclassifications have been made to the 2010 financial statements to conform to the 2011 presentation.

Real Estate

The Company reviews its operating long-lived assets for impairment when there is an event, or change in circumstances that indicates that the carrying amount may not be recoverable. The Company records impairment losses and reduces the carrying value of properties when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases where the Company does not expect to recover its carrying costs on properties held for use, the Company reduces its carrying cost to fair value, and for properties held-for-sale, the Company reduces its carrying value to the fair value less costs to dispose. During the quarter ended June 30, 2011, the Company determined that the value of the Granville Centre owned by Fund I was impaired. Accordingly, it recorded an impairment loss of $6.9 million. Management does not believe that the values of any of the Company's other properties are impaired as of September 30, 2011.

Involuntary Conversion of Asset
The Company experienced significant flooding resulting in extensive damage to one of its properties during September 2011. Costs related to the clean-up and redevelopment are insured to a limit sufficient that the Company believes will allow for full restoration of the property. Loss of rents during the redevelopment are covered by business interruption insurance subject to a $0.1 million deductible. The Company plans to restore the improvements that were damaged by the flooding and expects that the costs of such restoration and rebuilding will be recoverable from insurance proceeds. In accordance with ASC Topic 360 “Property, Plant and Equipment” and as a result of the above-described property damage, the Company has recorded a write-down of the asset's carrying value in the accompanying consolidated balance sheet of approximately $1.4 million. In addition, the Company has recorded an insurance recovery in the same amount that is included in Prepaid Expenses and Other Assets in the accompanying consolidated balance sheet. The Company has also provided a $0.1 million provision in the consolidated statement of income for its exposure to the insurance deductible attributable to the loss of rents.

Recent Accounting Pronouncements

During April 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-02, “A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” ASU 2011-02 requires a creditor to evaluate whether a restructuring constitutes a troubled debt restructuring by concluding that the restructuring constitutes a concession and that the debtor is experiencing financial difficulties and was effective for the first interim or annual period beginning on or after June 15, 2011. The adoption of ASU 2011-02 did not have a material impact on the Company's financial condition or results of operations.

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

During June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income,” which revises the manner in which companies present comprehensive income. Under ASU No. 2011-05, companies may present comprehensive income, which is net income adjusted for the components of other comprehensive income, either in a single continuous statement of comprehensive income or by using two separate but consecutive statements. Regardless of the alternative chosen, companies must display adjustments for items reclassified from other comprehensive income into net income within the presentation of both net income and other comprehensive income. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011,

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION (continued)

on a retrospective basis. The Company is currently evaluating the impact of the adoption of ASU 2011-05 on its consolidated financial statements.

2.	EARNINGS PER COMMON SHARE

Basic earnings per Common Share is computed by dividing net income attributable to common shareholders by the weighted average Common Shares outstanding. Diluted earnings per Common Share reflect the potential dilution of the conversion of obligations and the assumed exercises of securities including the effects of awards issuable under the Company's Share Incentive Plans. The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share amounts)	2011	2010	2011	2010
Numerator
Income from continuing operations attributable to Common Shareholders	$3,973	$4,711	$16,662	$22,032
Effect of dilutive securities:
Preferred OP Unit distributions	—	—	14	14
Numerator for diluted earnings per Common Share	$3,973	$4,711	$16,676	$22,046

Denominator
Weighted average shares for basic earnings per share	40,340	40,169	40,330	40,096
Effect of dilutive securities:
Employee share options	289	262	268	214
Convertible Preferred OP Units	—	—	25	25
Dilutive potential Common Shares	289	262	293	239
Denominator for diluted earnings per share	40,629	40,431	40,623	40,335
Basic earnings per Common Share from continuing operations attributable to Common Shareholders	$0.10	$0.12	$0.41	$0.55
Diluted earnings per Common Share from continuing operations attributable to Common Shareholders	$0.10	$0.12	$0.41	$0.55

The weighted average shares used in the computation of diluted earnings per share include unvested restricted Common Shares (“Restricted Shares”) and LTIP Units (Note 13) that are entitled to receive dividend equivalent payments. The effect of the conversion of Common OP Units is not reflected in the above table, as they are exchangeable for Common Shares on a one-for-one basis. The income allocable to such units is allocated on this same basis and reflected as noncontrolling interests in subsidiaries in the accompanying consolidated financial statements. As such, the assumed conversion of these units would have no net impact on the determination of diluted earnings per share. The conversion of the convertible notes payable (Note 9) is not reflected in the table above as such conversion, based on the current market price of the Common Shares, would be settled with cash.

The effect of the assumed conversion of 188 Series A Preferred OP Units into 25,067 Common Shares would be dilutive for the nine months ended September 30, 2011 and 2010 and are accordingly included in the table above. They would be anti-dilutive for the three months ended September 30, 2011 and 2010 and, as such, are not included in the table above.

3.	NONCONTROLLING INTERESTS

Noncontrolling interests represent the portion of equity in entities consolidated in the accompanying financial statements that the Company does not own. Such noncontrolling interests are reported on the Consolidated Balance Sheets within equity, separately from shareholders' equity.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

3.	NONCONTROLLING INTERESTS (continued)

Noncontrolling interests include third party interests in the Company’s Opportunity Funds and other entities. It also include interests in the Operating Partnership which represent (i) the limited partners’ 280,349 and 281,294 Common OP Units at September 30, 2011 and December 31, 2010, respectively; (ii) 188 Series A Preferred OP Units at both September 30, 2011 and December 31, 2010; and (iii) 1,060,225 and 641,534 LTIP Units at September 30, 2011 and December 31, 2010, respectively.

4.	ACQUISITION AND DISPOSITION OF REAL ESTATE AND DISCONTINUED OPERATIONS

Acquisitions

During September 2011, the Company acquired a 50% equity interest in an entity which owns a six property portfolio (the “Georgetown Portfolio”) located in Washington, D.C. for a purchase price of $13.4 million, which included the assumption of 50% of in-place debt of $9.2 million, inclusive of the Company's existing mezzanine loan to the entity (Note 6).

During August 2011, the Company acquired a six property portfolio located in Chicago, Illinois for $18.0 million.

During August 2011, the Company acquired a newly constructed 13,000 square foot property located in the Bronx, New York for $9.1 million.

During June 2011, the Company acquired a 6,000 square foot single-tenant retail condominium located in New York, New York for $4.8 million.

During May 2011, the Company acquired a 44,000 square foot retail property located in Chicago, Illinois, for $28.4 million.

During April 2011, the Company, through Fund III, acquired a 105,000 square foot property located in the East Loop section of downtown Chicago, Illinois, for $31.6 million

During February 2011, Fund III, in a venture with an unaffiliated partner, acquired three retail properties (“Lincoln Road”), aggregating 61,400 square feet located in the Lincoln Road area of South Miami Beach, Florida for $51.9 million, which included the assumption of $20.6 million of in-place mortgage debt. Fund III has a 95% interest in these properties.

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

During October 2011, Fund I sold Granville Centre, a 135,000 square foot shopping center, located in Columbus, Ohio, for $2.3 million. During the quarter ended June 30, 2011, the Company determined that the value of the Granville Centre was impaired and recorded an impairment loss of $6.9 million.

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

The combined assets and liabilities as of December 31, 2010 and results of operations of the properties classified as discontinued operations for the three and nine months ended September 30, 2011 and 2010, respectively are summarized as follows:

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

4.	ACQUISITION AND DISPOSITION OF REAL ESTATE AND DISCONTINUED OPERATIONS (continued)

BALANCE SHEET	September 30,	December 31,
(dollars in thousands)	2011	2010
ASSETS
Net real estate	$2,215	$18,557
Rents receivable, net	363	753
Deferred charges, net of amortization	82	2,016
Prepaid expenses and other assets, net	24	148
Total assets of discontinued operations	$2,684	$21,474

LIABILITIES
Accounts payable and accrued expenses	$275	$233
Other liabilities	14	162
Total liabilities of discontinued operations	$289	$395

	Three Months Ended		Nine Months Ended
STATEMENTS OF OPERATIONS	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2011	2010	2011	2010
Total revenues	$242	$1,673	$2,470	$5,061
Total expenses	140	1,195	1,768	3,853
Operating income	102	478	702	1,208
Impairment of asset	—	—	(6,925)	—
Gain on sale of property	—	—	32,498	—
Income from discontinued operations	102	478	26,275	1,208
(Income) loss from discontinued operations attributable to noncontrolling interests	(64)	(72)	731	(195)
Income from discontinued operations attributable to Common Shareholders	$38	$406	$27,006	$1,013

5.	INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

Core Portfolio

The Company owns a 22.2% interest in an approximately one million square foot retail portfolio (the “Brandywine Portfolio”) located in Wilmington, Delaware and a 49% interest in a 311,000 square foot shopping center located in White Plains, New York (“Crossroads”). These investments are accounted for under the equity method.

During September 2011, the Company acquired a 50% equity interest in the Georgetown Portfolio (Note 4). The unaffiliated venture partner for the Georgetown Portfolio maintains control over this investment and, as such, the Company accounts for this investment under the equity method. Due to this acquisition, the Company reclassified an existing $8.0 million mezzanine loan collateralized by five properties within the Georgetown Portfolio from Notes Receivable to Investments in and Advances to Unconsolidated Affiliates.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

5.	INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES (continued)

Opportunity Funds

RCP Venture

During 2004, the Company along with Klaff Realty, LP (“Klaff”) and Lubert-Adler Management, Inc. (“Lubert-Adler”) formed an investment group, the RCP Venture, for the purpose of making investments in surplus or underutilized properties owned by retailers. The RCP Venture is neither a single entity nor a specific investment. Any member of this group has the option of participating, or not, in any individual investment and each individual investment has been made on a stand-alone basis through a separate limited liability company (“LLC”). These investments have been made through different investment vehicles with different affiliated and unaffiliated investors and different economics to the Company. Investments under the RCP Venture are structured as separate joint ventures as there may be other investors participating in certain investments in addition to Klaff, Lubert-Adler and Acadia. The Company has made these investments through its subsidiaries, Mervyns I, Mervyns II and Fund II, (together the “Acadia Investors”), all on a non-recourse basis. Through September 30, 2011, Acadia Investors have made investments in Mervyns Department Stores (“Mervyns”) and Albertsons including additional investments in locations that are separate from these original investments (“Add-On Investments”). Additionally, Acadia Investors have invested in Shopko, Marsh and Rex Stores Corporation (collectively “Other RCP Investments”).

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

During the three months ended September 30, 2011, the Company received RCP Venture distributions totaling $4.5 million, and for the nine months ended September 30, 2011 received distributions of $6.9 million. The Operating Partnership's share of these distributions for the three and nine months ended September 30, 2011 totaled $0.9 million and $1.5 million, respectively.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

5.	INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES (continued)

The following table summarizes activity related to the RCP Venture investments from inception through September 30, 2011:

(dollars in thousands)				Operating Partnership Share
Investment	Year Acquired	Invested Capital and Advances	Distributions	Invested Capital and Advances	Distributions
Mervyns	2004	$26,058	$45,966	$4,901	$11,251
Mervyns Add-On investments	2005/2008	6,517	3,558	1,046	819
Albertsons	2006	20,717	81,594	4,239	16,318
Albertsons Add-On investments	2006/2007	2,416	1,679	388	336
Shopko	2006	1,108	1,659	222	332
Marsh and Add-On investments	2006/2008	2,667	2,639	533	528
Rex Stores	2007	2,701	840	535	168
		$62,184	$137,935	$11,864	$29,752
Other Opportunity Fund Investments

Fund II Investments

Prior to June 30, 2010, Fund II had a 24.75% interest in CityPoint, a redevelopment project located in downtown Brooklyn, NY, which was accounted for under the equity method. On June 30, 2010, Fund II acquired the remaining interest in the project from its unaffiliated partner and, as a result, now consolidates the CityPoint investment.

Fund III Investments

The unaffiliated venture partners for the Lincoln Road (Note 4), White Oak (Note 4) and the White City Shopping Center investments maintain control over these entities and, as such, the Company accounts for these investments under the equity method.

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

(dollars in thousands)	September 30, 2011	December 31, 2010
Combined and Condensed Balance Sheets
Assets
Rental property, net	$260,436	$186,802
Investment in unconsolidated affiliates	162,240	192,002
Other assets	29,321	27,841
Total assets	$451,997	$406,645
Liabilities and partners’ equity
Mortgage note payable	$298,065	$267,565
Other liabilities	16,787	13,815
Partners’ equity	137,145	125,265
Total liabilities and partners’ equity	$451,997	$406,645
Company’s investment in and advances to unconsolidated affiliates	$78,420	$31,036
Company's share of distributions in excess of share of income and investments in unconsolidated affiliates	$(21,401)	$(20,884)

	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Combined and Condensed Statements of Operations
Total revenues	$10,290	$7,317	$30,789	$21,787
Operating and other expenses	3,699	2,550	10,993	7,158
Interest expense	4,274	3,392	12,532	10,107
Equity in earnings (losses) of unconsolidated affiliates	13,472	(681)	13,060	2,083
Depreciation and amortization	2,222	1,057	6,467	3,745
Loss on sale of property, net	—	—	—	(2,957)
Net income (loss)	$13,567	$(363)	$13,857	$(97)

Company’s share of net income	$3,208	$241	$3,318	$904
Amortization of excess investment	(98)	(98)	(293)	(294)
Company’s share of net income	$3,110	$143	$3,025	$610

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

6.	NOTES RECEIVABLE

At September 30, 2011, the Company’s notes receivable, net, aggregated $41.3 million, and were collateralized either by the underlying properties or the borrowers' ownership interest in the entities that own the properties and/or by the borrowers' personal guarantee as follows:

Description	Effective Interest Rate	Maturity Date	First Priority Liens	Net Carrying amount of Notes Receivable	Extension Options
(dollars in thousands)
Mezzanine Loan	10.0%	Demand	$—	$2,280	—
Mezzanine Loan	13.0%	Demand	29,295	2,980	—
Mezzanine Loan	13.0%	Demand	6,000	1,964	—
First Mortgage Loan	10.8%	Demand	—	10,000	—
Other Loan	14.5%	12/2011	—	8,585	—
Other Loan	7.0%	2/2012	—	4,000	—
Other Loan	24.0%	1/2016	166,200	3,478	—
Mezzanine Loan	17.5%	1/2017	37,700	2,173	—
Mezzanine Loan	15.0%	Upon Capital Event	11,925	3,834	—
Individually less than 3%	10% to 13.0%	Demand to 12/2011	16,853	2,010	—
Total				$41,304

During September 2011, the Company reclassified an $8.0 million mezzanine loan from Notes Receivable to Investments in and Advances to Unconsolidated Affiliates related to the acquisition of the Georgetown Portfolio (Note 5).

During September 2011, the Company made a $4.0 million loan to two members of an entity which owns a shopping center in Washington D.C. The note accrues interest at 7% and matures in February 2012. In addition to the loan, the Company entered into and subsequently exercised an option to purchase the shopping center at a future date, pending the servicer's approval of the assignment of a first mortgage loan of $17.0 million. The loan will be offset against the ultimate purchase price when the Company acquires the property.

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

Allowances for real estate notes receivable are established based upon management's quarterly review of the investments. In performing this review, management considers the estimated net recoverable value of the loan as well as other factors, including the fair value of any collateral, the amount and status of any senior debt, and the prospects for the borrower. Because this determination is based upon projections of future economic events, which are inherently subjective, the amounts ultimately realized from the loans may differ materially from the carrying value at the balance sheet date.

The activity in the allowance for notes receivable for the nine months ended September 30, 2011 is as follows:

(dollars in thousands)	Allowance for Notes Receivable
Balance at December 31, 2010	$4,964
Provision for losses on notes receivable	210
Balance at September 30, 2011	$5,174

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

7.	DERIVATIVE FINANCIAL INSTRUMENTS

As of September 30, 2011, the Company's derivative financial instruments consisted of six interest rate swaps with an aggregate notional value of $62.3 million, which effectively fix LIBOR at rates ranging from 0.4% to 5.1% and mature between October 2011 and November 2012. The Company also has two derivative financial instruments with a notional value of $28.9 million and $42.0 million which cap LIBOR at 6.0% and 3.5%, respectively, and mature in April 2013 and August 2013, respectively. The Company is also a party to two forward interest rate swap transactions with respect to $21.2 million of LIBOR-based variable-rate debt which will effectively fix LIBOR at rates ranging between 2.9% and 3.8%. The fair value of the derivative liability of these instruments, which is included in other liabilities in the Consolidated Balance Sheets, totaled $3.9 million and $2.8 million at September 30, 2011 and December 31, 2010, respectively. The notional value does not represent exposure to credit, interest rate, or market risks.

These derivative instruments have been designated as cash flow hedges and hedge the future cash outflows on variable-rate mortgage debt. Such instruments are reported at the fair value reflected above. As of September 30, 2011 and December 31, 2010, unrealized losses totaling $4.2 million and $2.8 million, respectively, were reflected in accumulated other comprehensive loss.

As of September 30, 2011 and December 31, 2010, no derivatives were designated as fair value hedges, hedges of net investments in foreign operations or considered to be ineffective. Additionally, the Company does not use derivatives for trading or speculative purposes.

8.	MORTGAGE NOTES PAYABLE

The Company completed the following transactions related to mortgage notes payable and credit facilities during the nine months ended September 30, 2011:

During September 2011, the Company modified and extended the Fund III subscription line of credit. The modification provided a one year extension of the maturity date to October 10, 2012 and adjusted the interest rate to LIBOR plus 225 basis points. During 2011, the Company borrowed $39.0 million and repaid $15.1 million under this line of credit. As of September 30, 2011, the total outstanding amount on this line of credit was $195.4 million.

During September 2011, the Company extended the maturity date of a $9.9 million loan that was scheduled to mature in September 2011, to November 1, 2011.

During September 2011, the Company closed on a $12.5 million loan collateralized by a property. The loan bears interest at LIBOR plus 235 basis points and matures on September 30, 2014, with two one-year extension options.

During August 2011, the Company amended an existing $58.0 million loan collateralized by a property. The amendment provides for an additional $4.0 million of proceeds. The amended loan continues to bear interest at LIBOR plus 400 points, subject to a LIBOR floor of 250 basis points and matures on January 12, 2012. Previously, during January 2011, the Company had amended this loan to provide for an additional $3.0 million supplemental loan and a $7.0 million subordinate loan. During the first nine months of 2011, the Company drew down an additional $12.7 million on this construction loan. As of September 30, 2011, the total outstanding amount on this loan was $53.0 million.

During August 2011, the Company closed on a $42.0 million loan collateralized by six properties. The loan bears interest at LIBOR plus 415 basis points, with a LIBOR floor of 50 basis points and matures on August 31, 2013. The proceeds of this loan were used to repay a $41.5 million loan that matured July 31, 2011.

During June 2011, the Company modified an existing $85.3 million loan collateralized by a property. The modification extended the maturity date from October 4, 2011 to September 30, 2012. The loan continues to bear interest at LIBOR plus 350 basis points subject to a LIBOR floor of 150 basis points.

During June 2011, the Company modified an existing $9.4 million loan collateralized by a property. The modification extended the maturity date from June 29, 2012 to June 30, 2018. The loan continues to bear interest at LIBOR plus 140 basis points.

During January 2011, the Company purchased a $9.3 million mortgage loan collateralized by one of its properties for $7.6 million, resulting in a $1.7 million gain on extinguishment of debt.

During January 2011, the Company borrowed the remaining $2.4 million of a $34.0 million loan collateralized by a property.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

9.	CONVERTIBLE NOTES PAYABLE

In December 2006 and January 2007, the Company issued $115.0 million of convertible notes with a fixed interest rate of 3.75% due 2026 (the “Convertible Notes”). The Convertible Notes were issued at par and require interest payments semi-annually in arrears on June 15th and December 15th of each year. The Convertible Notes are unsecured obligations and rank equally with all other unsecured and unsubordinated indebtedness. The Convertible Notes have an effective interest rate of 6.03% after giving effect to the accounting treatment required by ASC Topic 470-20 “Debt with Conversion and Other Options.” Holders of the Convertible Notes may require the Company to repurchase the Convertible Notes at par on December 20, 2011, December 15, 2016 and December 15, 2021. The Company determined that the Convertible Notes will mature on December 20, 2011.

The carrying amount of the equity component included in additional paid-in capital totaled $0.1 million at September 30, 2011 and $1.1 million at December 31, 2010. The additional non-cash interest expense recognized in the Consolidated Statements of Income was $0.2 million and $0.3 million for the three months ended September 30, 2011 and 2010, respectively, and $0.7 million and $0.8 million for the nine months ended September 30, 2011 and 2010, respectively. The if-converted value of the Convertible Notes does not exceed their aggregate principal amount as of September 30, 2011 and there are no derivative transactions that were entered into in connection with the issuance of the Convertible Notes.

During 2011, the Company purchased $24.8 million in face amount of its Convertible Notes for $25.0 million and recognized a loss on debt extinguishment of $0.3 million.

Through September 30, 2011, the Company has purchased $90.1 million in face amount of its Convertible Notes at an average discount of approximately 14%. The outstanding Convertible Notes face amount as of September 30, 2011 was $24.9 million.

10.         FAIR VALUE MEASUREMENTS

The FASB's fair value measurements and disclosure guidance requires the valuation of certain of the Company's financial assets and liabilities, based on a three-level fair value hierarchy. Market value assumptions obtained from sources independent of the Company are observable inputs that are classified within Levels 1 and 2 of the hierarchy, and the Company's own assumptions about market value assumptions are unobservable inputs classified within Level 3 of the hierarchy.

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2011:

(dollars in thousands)	Level 1	Level 2	Level 3
Liabilities
Derivative financial instruments (Note 7)	$—	$3,853	$—

Financial Instruments

Certain of the Company’s assets and liabilities meet the definition of financial instruments. Except as disclosed below, the carrying amounts of these financial instruments approximate their fair value.

The Company has determined the estimated fair values of the following financial instruments by discounting future cash flows utilizing a discount rate equivalent to the rate at which similar financial instruments would be originated at the reporting date:

	September 30, 2011		December 31, 2010
(dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Notes Receivable	$41,304	$41,304	$89,202	$90,612
Mortgage Notes Payable and Convertible Notes Payable	$871,223	$863,996	$854,924	$863,639

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

11.	RELATED PARTY TRANSACTIONS

The Company earned property management fees, legal and leasing fees from the Brandywine portfolio totaling $0.2 million for each of the three months ended September 30, 2011 and 2010 and $0.8 million and $0.6 million for the nine months ended September 30, 2011 and September 30, 2010, respectively.

Related party receivables due from an unconsolidated affiliate totaled $2.3 million at September 30, 2011 and $2.5 million at December 31, 2010.

Lee Wielansky, the Lead Trustee of the Company, was paid a consulting fee of $25,000 for each of the three months ended September 30, 2011 and 2010 and $75,000 for each of the nine months ended September 30, 2011 and 2010.

12.	SEGMENT REPORTING

The Company has five reportable segments: Core Portfolio, Opportunity Funds, Self-Storage Investments, Notes Receivable and Other. “Notes Receivable” consists of the Company's notes receivable and preferred equity investment and related interest income. “Other” consists primarily of management fees and interest income. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates property performance primarily based on net operating income before depreciation, amortization and certain nonrecurring items. Investments in the Core Portfolio are typically held long-term. Given the contemplated finite life of the Opportunity Funds, these investments are typically held for shorter terms. Fees earned by the Company as the general partner/member of the Opportunity Funds are eliminated in the Company's consolidated financial statements. The following tables set forth certain segment information for the Company, reclassified for discontinued operations, as of and for the three and nine months ended September 30, 2011 and 2010 (does not include unconsolidated affiliates):

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

12.	SEGMENT REPORTING (continued)

Three Months Ended September 30, 2011
(dollars in thousands)	Core Portfolio	Opportunity Funds	Self- Storage Investments	Notes Receivable	Other	Amounts Eliminated in Consolidation	Total
Revenues	$14,278	$15,151	$6,127	$1,585	$5,537	$(5,285)	$37,393
Property operating expenses and real estate taxes	4,182	5,037	3,744	—	—	(613)	12,350
General and administrative	6,361	3,439	—	—	—	(4,042)	5,758
Income before depreciation, amortization and impairment	$3,735	$6,675	$2,383	$1,585	$5,537	$(630)	$19,285
Depreciation and amortization	$3,547	$3,960	$1,070	$—	$—	$(179)	$8,398
Interest and other finance expense	$3,944	$4,619	$882	$—	$—	$297	$9,742
Real estate at cost	$499,349	$763,565	$211,912	$—	$—	$(14,994)	$1,459,832
Total assets	$614,100	$875,623	$191,840	$41,304	$—	$(116,400)	$1,606,467
Expenditures for real estate and improvements	$33,995	$9,338	$1,196	$—	$—	$(738)	$43,791

Reconciliation to net income and net income attributable to Common Shareholders
Net property income before depreciation and amortization							$19,285
Other interest income							105
Depreciation and amortization							(8,398)
Equity in earnings of unconsolidated affiliates							3,110
Interest and other finance expense							(9,742)
Income tax (benefit)							(488)
Loss on debt extinguishment							(303)
Income from discontinued operations							102
Net income							4,647
Net (income) attributable to noncontrolling interests							(636)
Net income attributable to Common Shareholders							$4,011

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

12.	SEGMENT REPORTING (continued)

Three Months Ended September 30, 2010
(dollars in thousands)	Core Portfolio	Opportunity Funds	Self- Storage Investments	Notes Receivable	Other	Amounts Eliminated in Consolidation	Total
Revenues	$13,996	$11,355	$6,703	$5,206	$5,442	$(5,114)	$37,588
Property operating expenses and real estate taxes	4,140	3,681	3,963	—	—	(374)	11,410
General and administrative	5,911	3,284	—	—	—	(3,878)	5,317
Income before depreciation and amortization	$3,945	$4,390	$2,740	$5,206	$5,442	$(862)	$20,861
Depreciation and amortization	$3,743	$3,792	$1,264	$—	$—	$(112)	$8,687
Interest and other finance expense	$4,529	$4,097	$1,305	$—	$—	$(27)	$9,904
Real estate at cost	$440,721	$677,946	$209,956	$—	$—	$(12,869)	$1,315,754
Total assets	$595,870	$721,911	$194,461	$87,600	$—	$(121,571)	$1,478,271
Expenditures for real estate and improvements	$1,194	$23,090	$187	$—	$—	$(853)	$23,618

Reconciliation to net income and net income attributable to Common Shareholders
Net property income before depreciation and amortization							$20,861
Other interest income							175
Depreciation and amortization							(8,687)
Equity in earnings of unconsolidated affiliates							143
Interest and other finance expense							(9,904)
Income tax provision							785
Income from discontinued operations							478
Net income							2,281
Net loss attributable to noncontrolling interests							2,836
Net income attributable to Common Shareholders							$5,117

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

12.	SEGMENT REPORTING (continued)

Nine Months Ended September 30, 2011
(dollars in thousands)	Core Portfolio	Opportunity Funds	Self- Storage Investments	Notes Receivable	Other	Amounts Eliminated in Consolidation	Total
Revenues	$42,833	$43,701	$17,108	$9,493	$16,761	$(15,608)	$114,288
Property operating expenses and real estate taxes	12,636	14,980	10,475	—	—	(1,734)	36,357
General and administrative	18,318	9,441	—	—	—	(10,612)	17,147
Income before depreciation, amortization and impairment	$11,879	$19,280	$6,633	$9,493	$16,761	$(3,262)	$60,784
Depreciation and amortization	$10,474	$11,647	$3,089	—	—	$(584)	$24,626
Interest and other finance expense	$12,295	$11,857	$2,722	—	—	724	$27,598
Real estate at cost	$499,349	$763,565	$211,912	—	—	$(14,994)	$1,459,832
Total assets	$614,100	$875,623	$191,840	$41,304	—	$(116,400)	$1,606,467
Expenditures for real estate and improvements	$67,842	$67,439	$2,073	—	—	$(1,645)	$135,709

Reconciliation to net income and net income attributable to Common Shareholders
Net property income before depreciation and amortization							$60,784
Other interest income							219
Depreciation and amortization							(24,626)
Equity in earnings of unconsolidated affiliates							3,025
Interest and other finance expense							(27,598)
Income tax provision							7
Gain on debt extinguishment							1,268
Impairment of asset							(6,925)
Income from discontinued operations							702
Gain on sale of property							32,498
Net income							39,340
Net loss attributable to noncontrolling interests							4,328
Net income attributable to Common Shareholders							$43,668

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

12. SEGMENT REPORTING (continued)

Nine Months Ended September 30, 2010
(dollars in thousands)	Core Portfolio	Opportunity Funds	Self- Storage Investments	Notes Receivable	Other	Amounts Eliminated in Consolidation	Total
Revenues	$42,270	$33,973	$16,016	$15,437	$15,431	$(14,268)	$108,859
Property operating expenses and real estate taxes	12,258	11,877	10,179	—	—	(1,088)	33,226
General and administrative	16,971	10,210	—	—	—	(11,329)	15,852
Income before depreciation and amortization	$13,041	$11,886	$5,837	$15,437	$15,431	$(1,851)	$59,781
Depreciation and amortization	$10,394	$10,537	$3,021	—	—	$(301)	$23,651
Interest and other finance expense	$13,567	$11,877	$3,699	—	—	(82)	$29,061
Real estate at cost	$440,721	$677,946	$209,956	—	—	$(12,869)	$1,315,754
Total assets	$595,870	$721,911	$194,461	$87,600	—	$(121,571)	$1,478,271
Expenditures for real estate and improvements	$2,756	$58,318	$1,300	—	—	$(1,822)	$60,552

Reconciliation to net income and net income attributable to Common Shareholders
Net property income before depreciation and amortization							$59,781
Other interest income							462
Depreciation and amortization							(23,651)
Equity in earnings of unconsolidated affiliates							610
Interest and other finance expense							(29,061)
Income tax provision							1,869
Gain from bargain purchase							33,805
Income from discontinued operations							1,208
Net income							41,285
Net (income) attributable to noncontrolling interests							(18,240)
Net income attributable to Common Shareholders							$23,045

13.	LONG-TERM INCENTIVE COMPENSATION

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

These awards were measured at their fair value as if they were vested on the grant date. Fair value was established as the market price of the Company's Common Shares as of the close of trading on the day preceding the grant date.

The total value of the above Restricted Shares and LTIP Units as of the grant date was $8.4 million, of which $2.4 million was recognized in compensation expense during 2010 and $6.0 million will be recognized in compensation expense over the vesting period. Compensation expense of $0.4 million and $1.6 million has been recognized in the accompanying financial statements related to these awards for the three and nine months ended September 30, 2011.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

13.	LONG-TERM INCENTIVE COMPENSATION (continued)

Total long-term incentive compensation expense, including the expense related to the above-mentioned plans, was $1.0 million and $0.9 million for the three months ended September 30, 2011 and 2010, respectively and $3.2 million and $2.9 million for the nine months ended September 30, 2011 and 2010, respectively.

On May 10, 2011, the Company issued 22,154 Restricted Shares to Trustees of the Company in connection with Trustee fees. Vesting with respect to 10,279 of the Restricted Shares will be on the first anniversary of the date of issuance and 11,875 of the Restricted Shares vest over three years with 33% vesting on each of the next three anniversaries of the issuance date. The Restricted Shares do not carry voting rights or other rights of Common Shares until vesting and may not be transferred, assigned or pledged until the recipients have a vested non-forfeitable right to such shares. Dividends are not paid currently on unvested Restricted Shares, but are paid cumulatively, from the issuance date through the applicable vesting date of such Restricted Shares. Trustee fee expense of $0.1 million has been recognized for the nine months ended September 30, 2011 related to these Restricted Shares.

In 2009, the Company adopted the Long Term Investment Alignment Program (the “Program”) pursuant to which the Company may award units primarily to senior executives which would entitle them to receive up to 25% of any future Fund III Promote when and if such Promote is ultimately realized. The Company has awarded units representing 71% of the Program, which were determined to have no value at issuance or as of September 30, 2011. In accordance with ASC Topic 718, “Compensation - Stock Compensation,” compensation relating to these awards will be recorded based on the change in the estimated fair value at each reporting period.

14.    SUBSEQUENT EVENTS

During October 2011, the Company refinanced a loan collateralized by a property that was scheduled to mature on December 1, 2011. The new principal balance of the loan is $12.8 million and bears interest at LIBOR plus 2.25%. The maturity date of the loan is September 30, 2014, with one three-year extension option. In addition, the Company executed a forward swap for a notional amount of $12.5 million which fixes LIBOR at 3.765% from December 3, 2012 to December 1, 2022.

During October 2011, the Company made a $5.4 million construction loan commitment to an entity under which it made an initial loan advance of $1.5 million. The loan bears interest at 15% and has an initial maturity date of April 1, 2012 with one six-month extension.

During October 2011, the Company repaid $12.0 million of the Fund III subscription line of credit.

During October 2011, the Company drew down an additional $2.5 million on a construction loan collateralized by a property.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is based on the consolidated financial statements of the Company as of September 30, 2011 and 2010 and for the three and nine months then ended. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

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

OVERVIEW

As of September 30, 2011, we operated 95 properties, which we own or have an ownership interest in, within our Core Portfolio or within our three Opportunity Funds. These 95 properties consist of commercial properties, primarily neighborhood and community shopping centers, mixed-use properties with a retail component and self-storage properties. The properties we operate are located primarily along the East Coast and in Chicago. Our Core Portfolio consists of those properties either 100% owned, or partially owned through joint venture interests, by the Operating Partnership, or subsidiaries thereof, not including those properties owned through our Opportunity Funds. Excluding one property under redevelopment, there are 47 properties in our Core Portfolio totaling approximately 4.9 million square feet. Fund I has 20 properties comprising approximately 0.9 million square feet. Fund II has 9 properties, seven of which (representing 1.2 million square feet) are currently operating, one of which is under construction, and one of which is in the design phase. Three of the properties also include self-storage facilities. We expect the Fund II portfolio will have approximately 2.0 million square feet upon completion of all current construction and anticipated redevelopment activities. Fund III has 18 properties totaling approximately 2.0 million square feet, of which 11 locations representing 0.9 million net rentable square feet are self-storage facilities. The majority of our operating income is derived from rental revenues from these 95 properties, including recoveries from tenants, offset by operating and overhead expenses. As our RCP Venture invests in operating companies, we consider these investments to be private-equity style, as opposed to real estate, investments. Since these are not generally traditional investments in operating rental real estate but investments in operating businesses, the Operating Partnership principally invests in these through a taxable REIT subsidiary (“TRS”).

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

•
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

Management's discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no material changes to the items that we disclosed as our critical accounting policies under Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” in our 2010 Form 10-K.

RESULTS OF OPERATIONS
A discussion of the significant variances and primary factors contributing thereto within the results of operations are addressed below (where there were no significant variances in the tables, the information is presented without further discussion):

Comparison of the three months ended September 30, 2011 (“2011”) to the three months ended September 30, 2010 (“2010”)

Revenues	2011				2010
(dollars in millions)	Core Portfolio	Opportunity Funds	Self- Storage Investments	Notes Receivable and Other	Core Portfolio	Opportunity Funds	Self- Storage Investments	Notes Receivable and Other
Rental income	$11.6	$12.3	$5.5	$—	$11.3	$9.3	$6.1	$—
Interest income	—	—	—	1.6	—	—	—	5.2
Expense reimbursements	2.6	2.8	—	—	2.7	2.0	—	—
Management fee income (1)	—	—	—	0.3	—	—	—	0.3
Other	0.1	—	0.6	—	0.1	—	0.6	—
Total revenues	$14.3	$15.1	$6.1	$1.9	$14.1	$11.3	$6.7	$5.5

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

Rental income in the Opportunity Funds increased from additional rents at Canarsie, Pelham Manor, 161st Street and Westport of $2.9 million for leases that commenced during 2010 and 2011 (“Fund Redevelopment Properties”) as well as additional rents of $0.7 million following the acquisition of The Heritage Shops at Millennium Park (“2011 Fund Acquisition”) during April 2011.

Interest income decreased as a result of the full repayment of two notes during 2010 and 2011.

Operating Expenses	2011				2010
(dollars in millions)	Core Portfolio	Opportunity Funds	Self- Storage Investments	Notes Receivable and Other	Core Portfolio	Opportunity Funds	Self- Storage Investments	Notes Receivable and Other
Property operating	$1.9	$2.9	$3.1	$(0.6)	$2.0	$2.2	$3.1	$(0.4)
Real estate taxes	2.3	2.1	0.6	—	2.1	1.5	0.9	—
General and administrative	6.4	3.4	—	(4.0)	5.9	3.3	—	(3.9)
Depreciation and amortization	3.5	4.0	1.1	(0.2)	3.7	3.8	1.3	(0.1)
Total operating expenses	$14.1	$12.4	$4.8	$(4.8)	$13.7	$10.8	$5.3	$(4.4)

Other	2011				2010
(dollars in millions)	Core Portfolio	Opportunity Funds	Self- Storage Investments	Notes Receivable and Other	Core Portfolio	Opportunity Funds	Self- Storage Investments	Notes Receivable and Other
Equity in earnings (losses) of unconsolidated affiliates	$0.1	$3.9	$(0.9)	$—	$0.2	$0.5	$(0.6)	$—
Other interest income	—	—	—	0.1	—	—	—	0.2
Loss on debt extinguishment	(0.3)	—	—	—	—	—	—	—
Interest and other finance expense	(3.9)	(4.6)	(0.9)	(0.3)	(4.5)	(4.1)	(1.3)	—
Income tax (benefit) provision	(0.3)	—	(0.2)	—	0.9	—	(0.2)	—
Income from discontinued operations	—	—	—	0.1	—	—	—	0.5
Net (income) loss attributable to noncontrolling interests -
- Continuing operations	(0.1)	(0.5)	—	—	—	2.9	—	—
- Discontinued operations	—	—	—	(0.1)	—	—	—	(0.1)

Equity in earnings (losses) of unconsolidated affiliates in the Opportunity Funds increased as a result of additional distributions in excess of basis from our Albertson's investment of $4.3 million partially offset by a decrease in our pro-rata share of income from Mervyns of $0.8 million in 2011.

The variance in the income tax (benefit) provision was due to an overaccrual of the 2010 tax liability at the TRS levels within the Core Portfolio.

Net (income) loss attributable to noncontrolling interests - Continuing operations represents the noncontrolling interests' share of all Opportunity Funds variances discussed above.

Comparison of the nine months ended September 30, 2011 (“2011”) to the nine months ended September 30, 2010 (“2010”)

Revenues	2011				2010
(dollars in millions)	Core Portfolio	Opportunity Funds	Self- Storage Investments	Notes Receivable and Other	Core Portfolio	Opportunity Funds	Self- Storage Investments	Notes Receivable and Other
Rental income	$34.0	$35.8	$15.7	$—	$33.5	$27.5	$14.7	$—
Interest income	—	—	—	9.5	—	—	—	15.4
Expense reimbursements	8.3	7.9	—	—	8.5	6.2	—	—
Management fee income (1)	—	—	—	1.2	—	—	—	1.2
Other	0.5	—	1.4	—	0.3	0.2	1.3	—
Total revenues	$42.8	$43.7	$17.1	$10.7	$42.3	$33.9	$16.0	$16.6

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

Rental income in the Opportunity Funds increased as a result of the Fund Redevelopment Properties and the 2011 Fund Acquisition. The increase in rental income in the Self-Storage Investments was due to increased occupancy throughout the portfolio.

Interest income decreased as a result of the full repayment of two notes during 2010 and 2011.

The increase in expense reimbursements in the Opportunity Funds was from additional reimbursements from the Fund Redevelopment Properties and the 2011 Fund Acquisition.

Operating Expenses	2011				2010
(dollars in millions)	Core Portfolio	Opportunity Funds	Self- Storage Investments	Notes Receivable and Other	Core Portfolio	Opportunity Funds	Self- Storage Investments	Notes Receivable and Other
Property operating	$6.3	$9.6	$8.4	$(1.7)	$6.0	$7.4	$8.0	$(1.1)
Real estate taxes	6.4	5.4	2.0	—	6.2	4.5	2.2	—
General and administrative	18.3	9.4	—	(10.6)	17.0	10.2	—	(11.3)
Depreciation and amortization	10.5	11.6	3.1	(0.6)	10.4	10.5	3.0	(0.3)
Total operating expenses	$41.5	$36.0	$13.5	$(12.9)	$39.6	$32.6	$13.2	$(12.7)

The increase in property operating expenses in the Opportunity Funds was from the Fund Redevelopment Properties, the 2011 Fund Acquisition and increased winter related common area expenses during 2011.

Real estate taxes in the Opportunity Funds increased due to the Fund Redevelopment Properties and the 2011 Fund Acquisition.

General and administrative expense in the Core Portfolio increased due to higher stock compensation expense and severance costs during 2011. The decrease in general and administrative expense in the Opportunity Funds related to the reduction in Promote expense within Fund I. The variance in the Other category was related to the elimination of Fund I promote expense for consolidated financial statement presentation purposes.

Depreciation and amortization expense in the Opportunity Funds increased due to the Fund Redevelopment Properties.

Other	2011				2010
(dollars in millions)	Core Portfolio	Opportunity Funds	Self- Storage Investments	Notes Receivable and Other	Core Portfolio	Opportunity Funds	Self- Storage Investments	Notes Receivable and Other
Equity in earnings (losses) of unconsolidated affiliates	$0.6	$5.0	$(2.6)	$—	$0.5	$0.8	$(0.7)	$—
Other interest income	—	—	—	0.2	—	—	—	0.5
Gain from bargain purchase	—	—	—	—	—	33.8	—	—
Gain on debt extinguishment	1.3	—	—	—	—	—	—	—
Interest and other finance expense	(12.3)	(11.9)	(2.7)	(0.7)	(13.6)	(11.9)	(3.7)	0.1
Income tax provision (benefit)	0.6	—	(0.6)	—	2.0	—	(0.1)	—
Income from discontinued operations	—	—	—	26.3	—	—	—	1.2
Net (income) loss attributable to noncontrolling interests -
- Continuing operations	(0.4)	4.1	(0.1)	—	(0.2)	(17.8)	—	—
- Discontinued operations	—	—	—	0.7	—	—	—	(0.2)

Equity in earnings (losses) of unconsolidated affiliates in the Opportunity Funds increased as a result of additional distributions in excess of basis from our Albertson's investment of $4.7 million as well as an increase in our pro-rata share of income following our investments in Lincoln Road and White City in 2010 and 2011. These increases were partially offset by a decrease in our pro-rata share of income from Mervyns of $1.4 million in 2011.

The Self-Storage Investments equity in earnings (losses) represents the pro-rata share of losses from our unconsolidated investment in a self storage management company which commenced operations during 2010. The losses at the self storage management company are attributable to start-up costs.

The $33.8 million gain from bargain purchase was due to Fund II's purchase of an unaffiliated member's interest in CityPoint in 2010.

Gain on debt extinguishment of $1.3 million was the result of the purchase of mortgage debt at a discount in 2011.

Interest expense in the Core Portfolio decreased $1.3 million in 2011. This was attributable to lower average outstanding borrowings in 2011. Interest expense in the Self Storage Investments decreased $1.0 million in 2011 as a result of a $0.6 million decrease due to lower average interest rates in 2011 as well as a $0.4 million decrease related to fully amortized loan costs in 2011.

Income tax (benefit) provision variance in the Core Portfolio was attributable to an overaccrual of the 2010 tax liability at the TRS levels.

Income from discontinued operations related to two property sales during 2011.

Net (income) loss attributable to noncontrolling interests - Continuing operations primarily represents the noncontrolling interests' share of all Opportunity Funds variances discussed above.

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

The reconciliation of net income to FFO for the three and nine months ended September 30, 2011 and 2010 is as follows:

	Three months ended		Nine Months Ended
	September 30,		September 30,
(amounts in millions, except per share amounts)	2011	2010	2011	2010
Funds From Operations
Net income attributable to Common Shareholders	$4.0	$5.1	$43.7	$23.0
Depreciation of real estate and amortization of leasing costs (net of noncontrolling interests’ share)
Consolidated affiliates	4.5	5.0	13.6	13.8
Unconsolidated affiliates	0.3	0.3	1.1	1.2
Gain on sale (net of noncontrolling interests’ share)
Consolidated affiliates	—	—	(29.4)	—
Income attributable to noncontrolling interests’ in Operating Partnership	0.1	0.1	0.5	0.3
Funds from operations	$8.9	$10.5	$29.5	$38.3
Funds From Operations per Share - Diluted
Weighted average number of Common Shares and OP Units	41.1	40.9	41.1	40.8
Diluted funds from operations, per share	$0.22	$0.26	$0.72	$0.94

USES OF LIQUIDITY

Our principal uses of liquidity are (i) distributions to our shareholders and OP unit holders, (ii) investments which include the funding of our capital committed to the Opportunity Funds and property acquisitions and redevelopment/re-tenanting activities within our Core Portfolio, and (iii) debt service and loan repayments.

Distributions

In order to qualify as a REIT for Federal income tax purposes, we must currently distribute at least 90% of our taxable income to our shareholders. For the three and nine months ended September 30, 2011, we paid dividends and distributions on our Common Shares and Common OP Units totaling $7.5 million and $22.4 million, respectively.

Investments

Fund I and Mervyns I

During 2001, we formed a partnership, Fund I, and in 2004 formed a limited liability company, Mervyns I, with four institutional investors with $90.0 million, in the aggregate, of committed discretionary capital. As of September 30, 2011, $86.6 million has been invested in Fund I and Mervyns I, of which the Operating Partnership contributed $19.2 million. Fund I and Mervyns I have returned all invested capital and accumulated preferred return thus triggering our Promote in all future Fund I and Mervyns I earnings and distributions.

Fund I currently owns, or had ownership interests in, 19 assets comprising approximately 0.8 million square feet as follows:

Shopping Center	Location	Year acquired	GLA
New York Region
New York
Tarrytown Shopping Center	Tarrytown	2004	35,000
Various Regions
Kroger/Safeway Portfolio (18 locations)	Various	2003	715,000
Total			750,000

Reference is made to Note 5 in the Notes to Consolidated Financial Statements in Part 1, Item 1 in this Form 10-Q for a discussion of RCP investments made by Mervyns I to date.

Fund II and Mervyns II

During 2004, we, along with the investors from Fund I as well as two additional institutional investors, formed Fund II, and Mervyns II with $300.0 million, in the aggregate, of committed discretionary capital. Fund II's primary investment focus has been in the New York Urban Infill Redevelopment Initiative and the RCP Venture which are discussed below. As of September 30, 2011, a total of $273.2 million has been invested in Fund II and Mervyns II, of which the Operating Partnership contributed $54.6 million. The remaining capital contribution balance of $26.8 million is expected to be utilized to complete development activities for existing Fund II investments.

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

To date, Fund II has invested in nine New York Urban Infill Redevelopment construction projects, eight of which were made through Acadia Urban Development, as follows:

				Redevelopment (dollars in millions)
Property	Location	Year acquired	Costs to date	Anticipated additional costs (4)	Estimated construction completion	Square feet upon completion
Liberty Avenue (1)	Queens	2005	$15.5	$0.1	Completed	125,000
216th Street	Manhattan	2005	27.7	—	Completed	60,000
Fordham Place	Bronx	2004	125.5	9.1	Completed	264,000
Pelham Manor Shopping Center (1)	Westchester	2004	62.9	1.9	Completed	320,000
161st Street (2)	Bronx	2005	63.9	2.8	TBD	236,000
Atlantic Avenue (3)	Brooklyn	2007	22.3	0.1	Completed	110,000
Canarsie Plaza	Brooklyn	2007	89.4	1.6	Completed	274,000
CityPoint (1)	Brooklyn	2007	95.3	154.7 - 244.7	TBD	685,000 - 710,000
Sherman Plaza	Manhattan	2005	34.0	TBD	TBD	TBD
Total			$536.5
Notes:
TBD - To be determined.
(1)Acadia Urban Development acquired a ground lease interest at these properties.
(2)Currently operating but redevelopment activities have commenced.
(3)Fund II owns 100% of this project.
(4)Anticipated additional costs for completed properties represent costs for tenant improvements.

Retailer Controlled Property Venture

Reference is made to Note 5 in the Notes to Consolidated Financial Statements in Part 1, Item 1 in this Form 10-Q for a discussion of RCP investments made by Fund II and Mervyns II to date.

Fund III

During 2007, we formed Fund III with 14 institutional investors, including all of the investors from Fund I and a majority of the investors from Fund II with $502.5 million of committed discretionary capital. As of September 30, 2011, $143.0 million has been invested in Fund III, of which the Operating Partnership contributed $28.5 million.

New York Urban Infill Redevelopment Initiative

Fund III has invested in one New York Urban/Infill Redevelopment and a main street retail redevelopment in Westport, Connecticut as follows:

				Redevelopment (dollars in millions)
Property	Location	Year acquired	Costs to date	Anticipated additional costs (1)	Estimated construction completion	Square feet upon completion
Sheepshead Bay	Brooklyn, NY	2007	$22.8	TBD	TBD	TBD
125 Main Street	Westport, CT	2007	24.4	1.6	Completed	27,000
Total			$47.2	$1.6		27,000
Notes:
TBD - To be determined.
(1)Anticipated additional costs for completed properties represent costs for tenant improvements.

Other Fund III Investments

Fund III currently owns, or had ownership interests in, the following 16 assets comprising approximately 2.2 million square feet as follows:

(dollars in millions)
Property	Location	Date Acquired	Purchase Price	GLA
The Heritage Shops at Millennium Park	Chicago, IL	April 2011	$31.6	105,000

Lincoln Road	South Miami Beach, FL	February 2011	51.9	61,400

White Oak	Silver Spring, MD	February 2011	9.8	64,600

White City Shopping Center	Shrewsbury, MA	December 2010	56.0	225,200

Cortlandt Towne Center	Westchester Co. NY	January 2009	78.0	642,000

Self-storage Portfolio (11 locations)	Various NY and NJ locations	February 2008	174.0	1,124,000
Total			$401.3	2,222,200

Reference is made to Note 4 in the Notes to Consolidated Financial Statements in Part 1, Item 1 in this Form 10-Q for a discussion of Fund III's 2011 acquisitions.

In addition, we, through Fund III, currently have entered into purchase and sale agreements with three unaffiliated sellers to acquire three properties with an aggregate purchase price of $64.5 million. The completion of these transactions are subject to customary closing conditions, and, as such, no assurance can be given that we will successfully complete these transactions.

Notes Receivable

Reference is made to Note 6 to the Notes to Consolidated Financial Statements in Part 1, Item 1 in this Form 10-Q for an overview of our notes receivable.

During October 2011, we made a $5.4 million construction loan commitment to an entity and made an initial loan advance of $1.5 million. The loan bears interest at 15% and has an initial maturity date of April 1, 2012 with one six-month extension.

During September 2011, we made a $4.0 million loan to two members of an entity which owns a shopping center in Washington D.C. The loan accrues interest at 7% and matures February 2012.

During February 2011, we made a mezzanine loan for $3.8 million which accrues interest at 15% and is payable upon a capital event.

Core Portfolio Property Acquisitions, Redevelopment and Expansion

During the nine months ended September 2011, we acquired 15 properties for an aggregate purchase price of $73.7 million. Reference is made to Note 4 in the Notes to Consolidated Financial Statements in Part 1, Item 1 in this Form 10-Q for a discussion of these investments.

In addition, we currently have entered into a purchase and sale agreement with an unaffiliated seller to acquire 13 properties with an aggregate purchase price of $62.8 million. We anticipate assuming debt totaling $28.0 million and utilizing existing cash on hand and the issuance of OP Units in connection with this acquisition. The completion of this transaction is subject to customary closing conditions, and, as such, no assurance can be given that we will successfully complete this transaction.

Our Core Portfolio redevelopment program focuses on selecting well-located neighborhood and community shopping centers and creating significant value through re-tenanting and property redevelopment. We currently have one property in the early stages of redevelopment.

Purchase of Convertible Notes

Purchases of our Convertible Notes have been another use of our liquidity. During the nine months ended September 30, 2011, we purchased $24.8 million in face amount of our outstanding Convertible Notes for $25.0 million.

Share Repurchase

We have an existing share repurchase program that authorizes management, at its discretion, to repurchase up to $20.0 million of our outstanding Common Shares. The program may be discontinued or extended at any time and there is no assurance that we will purchase the full amount authorized. Under this program we have repurchased 2.1 million Common Shares, none of which were repurchased after December 2001. As of September 30, 2011, management may cause the Company to repurchase up to approximately $7.5 million of our outstanding Common Shares under this program.

SOURCES OF LIQUIDITY

We intend on using Fund III, as well as new funds that we may establish in the future, as the primary vehicles for our future acquisitions, including investments in the RCP Venture and New York Urban Infill Redevelopment Initiative. Additional sources of capital for funding property acquisitions, redevelopment, expansion, re-tenanting and RCP Venture investments, are expected to be obtained primarily from (i) the issuance of public equity or debt instruments, (ii) cash on hand and cash flow from operating activities, (iii) additional property debt financings, (iv) noncontrolling interests' unfunded capital commitments of $21.4 million for Fund II and $287.6 million for Fund III, and (v) future sales of existing properties.

During April 2011, Fund III received capital contributions of $46.5 million to fund the acquisition of The Heritage Shops at Millennium Park and to pay down a portion of Fund III's credit facility. During June 2011, Fund II received capital contributions of $8.0 million to fund development costs.

As of September 30, 2011, we had approximately $59.4 million of additional capacity under existing debt facilities and cash and cash equivalents on hand of $98.0 million.

Shelf Registration Statements and Issuance of Equity

During April 2009, we filed a shelf registration on Form S-3 providing for offerings of up to a total of $500.0 million of Common Shares, Preferred Shares and debt securities. We have remaining capacity under this registration statement to issue up to approximately $430.0 million of these securities.

Asset Sales

Asset sales are an additional source of liquidity for us. During October 2011, we sold Fund I's Granville Centre, a 135,000 square foot shopping center located in Columbus Ohio, and received proceeds of $1.9 million. During May 2011, we sold the Ledgewood Mall, a 517,000 square foot, unencumbered enclosed mall located in Ledgewood, New Jersey, and received proceeds of $35.8 million. During January 2011, we completed the sale of a Fund II leasehold interest in the Neiman Marcus location at Oakbrook Center, located in Oak Brook, Illinois, and received proceeds of $8.0 million.

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

Financing and Debt

At September 30, 2011, mortgage and convertible notes payable aggregated $871.2 million, net of unamortized premium of $0.1 million and unamortized discount of $0.1 million, and the mortgages were collateralized by 29 properties and related tenant leases. Interest rates on our outstanding mortgage indebtedness and convertible notes payable ranged from 1.49% to 7.34% with maturities that ranged from October 2011 to November 2032. Taking into consideration $62.3 million of notional principal under variable to fixed-rate swap agreements currently in effect, $329.9 million of the mortgage and convertible notes payable, or 37.9%, was fixed at a 5.70% weighted average interest rate and $541.3 million, or 62.1% was floating at a 3.49% weighted average interest rate as of September 30, 2011. There is $58.5 million of debt maturing in 2011 at a weighted average interest rate of 2.88%. Of this amount, $0.9 million represents scheduled annual amortization. $32.9 million of loans maturing during 2011 provide for extension options, which we believe we will be able to exercise. As it relates to remaining maturities, we may not have sufficient cash on hand to repay such indebtedness, and, therefore, we expect to refinance at least a portion of this indebtedness or select other alternatives based on market conditions as these loans mature.

Reference is made to Note 8 in the Notes to Consolidated Financial Statements in Part 1, Item 1 in this Form 10-Q for an overview of transactions related to mortgage loans, bond financing and credit facilities during the nine months ended September 30, 2011.

The following table sets forth certain information pertaining to our secured credit facilities:

(dollars in millions) Borrower	Total amount of credit facility	Amount borrowed as of December 31, 2010	Net borrowings (repayments) during the nine months ended September 30, 2011	Amount borrowed as of September 30, 2011	Letters of credit outstanding as of September 30, 2011	Amount available under credit facilities as of September 30, 2011
Acadia Realty, LP	$64.5	$1.0	$—	$1.0	$4.6	$58.9
Fund II	40.0	40.0	—	40.0	—	—
Fund III	195.9	171.5	23.9	195.4	—	0.5
Total	$300.4	$212.5	$23.9	$236.4	$4.6	$59.4

The following table summarizes the Company’s mortgage and other secured indebtedness as of September 30, 2011 and December 31, 2010:

(dollars in millions)
Description of Debt and Collateral	09/30/11	12/31/10	Interest Rate at September 30, 2011	Maturity	Payment Terms
Mortgage notes payable – variable-rate
Tarrytown Shopping Center	8.3	8.4	1.89% (LIBOR+1.65%)	10/30/2011	Interest only monthly
Liberty Avenue	9.9	10.0	3.49% (LIBOR+3.25%)	11/1/2011	Interest only monthly
Branch Shopping Plaza	13.7	13.9	1.54% (LIBOR+1.30%)	12/1/2011	Monthly principal and interest
Canarsie Plaza	53.0	40.2	Greater of 6.50% or 4.24% (LIBOR+4.00%)	1/12/2012	Interest only monthly
Fordham Place	84.9	85.9	Greater of 5.00% or 3.74% (LIBOR+3.5%)	9/30/2012	Monthly principal and interest
161st Street	28.9	28.9	5.74% (LIBOR+5.50%)	4/1/2013	Interest only monthly
CityPoint	20.7	20.7	2.74% (LIBOR+2.50%)	8/12/2013	Interest only monthly
Six self-storage properties	42.0	—	Greater of 4.65% or 4.39% (LIBOR+4.15%)	8/31/2013	Interest only monthly until 10/12; monthly principal and interest thereafter
Pelham Manor	34.0	31.6	2.99% (LIBOR+2.75%)	12/1/2013	Monthly principal and interest
125 Main Street, Westport	12.5	—	2.59% (LIBOR+2.35%)	9/30/2014	Interest only monthly
Cortlandt Towne Center	50.0	50.0	2.14% (LIBOR+1.90%)	10/26/2015	Monthly principal and interest
Village Commons Shopping Center	9.3	9.3	1.64% (LIBOR+1.40%)	6/30/2018	Monthly principal and interest
Sub-total mortgage notes payable	367.2	298.9
Secured credit facilities – variable-rate:
Six Core Portfolio properties	1.0	1.0	1.49% (LIBOR+1.25%)	12/1/2011	Annual principal and monthly interest
Fund III unfunded investor capital commitments	195.4	171.5	2.49% ( LIBOR+2.25%)	10/10/2012	Interest only monthly
Fund II	40.0	40.0	3.14% (LIBOR+2.90%)	12/22/2014	Interest only monthly
Sub-total secured credit facilities	236.4	212.5
Interest rate swaps (1)	(62.3)	(71.5)
Total variable-rate debt	541.3	439.9
Mortgage notes payable – fixed-rate
Five self-storage properties	—	41.5	5.30%	8/31/2011	Interest only monthly
Clark Diversey	4.5	4.6	6.35%	7/1/2014	Monthly principal and interest
New Loudon Center	13.9	14.2	5.64%	9/6/2014	Monthly principal and interest
CityPoint	20.0	20.0	7.25%	11/1/2014	Interest only quarterly
Crescent Plaza	17.4	17.6	4.98%	9/6/2015	Monthly principal and interest
Pacesetter Park Shopping Center	12.0	12.1	5.12%	11/6/2015	Monthly principal and interest
Elmwood Park Shopping Center	33.9	34.2	5.53%	1/1/2016	Monthly principal and interest
The Gateway Shopping Center	20.4	20.5	5.44%	3/1/2016	Monthly principal and interest
Walnut Hill Plaza	23.5	23.5	6.06%	10/1/2016	Interest only monthly until 10/11; monthly principal and interest thereafter
239 Greenwich Avenue	26.0	26.0	5.42%	2/11/2017	Interest only monthly
Merrillville Plaza	26.2	26.2	5.88%	8/1/2017	Interest only monthly until 7/12; monthly principal and interest thereafter
216th Street	25.5	25.5	5.80%	10/1/2017	Interest only monthly
Atlantic Avenue	11.5	11.5	7.34%	1/1/2020	Interest only upon drawdown on construction loan until 1/15; monthly principal and interest thereafter
A&P Shopping Plaza	7.9	8.0	6.40%	11/1/2032	Monthly principal and interest
Chestnut Hill	—	9.3	─	─	─
Interest rate swaps (1)	62.3	71.5	4.85%
Total fixed-rate debt	305.0	366.2
Unamortized premium	0.1	0.1
Total	$846.4	$806.2
(1) Represents the amount of the Company's variable-rate debt that has been fixed through certain cash flow hedge transactions. (Note 7).

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

At September 30, 2011, maturities on our mortgage notes payable and convertible notes payable ranged from October 2011 to November 2032. In addition, we have non-cancelable ground leases at 24 of our shopping centers. We also lease space for our corporate headquarters for a term expiring in 2015. The following table summarizes our debt maturities, obligations under non-cancelable operating leases and construction contracts as of September 30, 2011:

(dollars in millions)	Payments due by period
Contractual obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Future debt maturities	$871.3	$114.2	$479.7	$151.9	$125.5
Interest obligations on debt	110.9	35.8	39.8	23.2	12.1
Operating lease obligations	167.4	6.0	11.6	10.1	139.7
Construction commitments	24.9	24.9	—	—	—
Total	$1,174.5	$180.9	$531.1	$185.2	$277.3

OFF BALANCE SHEET ARRANGEMENTS

We have investments in the following joint ventures for the purpose of investing in operating properties. We account for these investments using the equity method of accounting. As such, our financial statements reflect our investment in, and our share of income and loss from but not the individual assets and liabilities of these joint ventures.

Reference is made to Note 5 in the Notes to Consolidated Financial Statements in Part 1, Item 1 in this Form 10-Q for a discussion of our unconsolidated investments. Our pro-rata share of unconsolidated debt related to these investments is as follows:

(dollars in millions)
Investment	Pro-rata share of mortgage debt Operating Partnership	Interest rate at September 30, 2011	Maturity Date
Crossroads	$29.7	5.37%	December 2014
Brandywine	36.9	5.99%	July 2016
White City	6.6	2.84%	December 2017
Lincoln Road	3.8	6.14%	August 2014
Georgetown Portfolio	5.2	5.10%	April 2012 - May 2021
Total	$82.2

In addition, we have arranged for the provision of one separate letter of credit in connection with certain leases and investments. As of September 30, 2011, there was no outstanding balance under the letter of credit. If the letter of credit was fully drawn, the maximum amount of our exposure would be $4.6 million.

In addition to our derivative financial instruments, one of our unconsolidated affiliates is a party to two separate interest rate LIBOR swaps with a notional value of $29.7 million, which effectively fix the interest rate at 5.54% and expire in December 2017. Our pro-rata share of the fair value of the derivative liabilities totaled $0.4 million at September 30, 2011.

HISTORICAL CASH FLOW

The following table compares the historical cash flow for the nine months ended September 30, 2011 (“2011”) with the cash flow for the nine months ended September 30, 2010 (“2010”)

	Nine months ended September 30,
(dollars in millions)	2011	2010	Change
Net cash provided by operating activities	$39.1	$22.6	$16.5
Net cash used in investing activities	(98.7)	(23.1)	(75.6)
Net cash provided by financing activities	37.0	17.4	19.6
Total	$(22.6)	$16.9	$(39.5)
A discussion of the significant changes in cash flow for 2011 compared to 2010 is as follows:

The increase of $16.5 million in net cash provided by operating activities primarily resulted from the following:

Items which contributed to an increase in cash from operating activities:

•	Additional rents from Fund redevelopment projects, Core and Fund acquisitions and distributions from our RCP investment in Albertson's

•	Funding of an escrow account with the proceeds from the City Point bond financing during 2010

Items which contributed to a decrease in cash from operating activities:

•	Payment of $3.9 million for ground rent at City Point during 2011

•	Additional cash payments totaling $2.6 million during 2011 for income taxes related to our taxable REIT subsidiaries

The increase of $75.6 million in net cash used in investing activities primarily resulted from the following:

Items which contributed to an increase in cash used in investing activities:

•	An increase of $77.0 million in expenditures for real estate, development and tenant installations during 2011

•	An increase of $43.6 million in investments and advances to unconsolidated affiliates during 2011 related to the acquisitions of Lincoln Road, White Oak, and Georgetown

•	An increase of $7.8 million in additional advances of notes receivables during 2011

Items which contributed to a decrease in cash used in investing activities:

•	An increase of $43.8 million in proceeds from the sale of two properties during 2011

•	An increase of $6.2 million from the collection of notes receivable during 2011

The $19.6 million increase in net cash provided by financing activities resulted primarily from the following:

Items which contributed to an increase in cash from financing activities:

•	An additional $49.9 million in borrowings during 2011

•	An additional $22.6 million of contributions from noncontrolling interests during 2011

Items which contributed to a decrease in cash from financing activities:

•	An additional $33.1 million in repayments of debt during 2011

•	$22.0 million in repurchases of convertible notes during 2011

INFLATION

Our long-term leases contain provisions designed to mitigate the adverse impact of inflation on our net income. Such provisions include clauses enabling us to receive percentage rents based on tenants' gross sales, which generally increase as prices rise, and/or, in certain cases, escalation clauses, which generally increase rental rates during the terms of the leases. Such escalation clauses are often related to increases in the consumer price index or similar inflation indexes. In addition, many of our leases are for terms of less than ten years, which permits us to seek to increase rents upon re-rental at market rates if current rents are below the then existing market rates. Most of our leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes, insurance and utilities, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Our primary market risk exposure is to changes in interest rates related to our mortgage debt. See the discussion under Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations for certain quantitative details related to our mortgage debt.

Currently, we manage our exposure to fluctuations in interest rates primarily through the use of fixed-rate debt and interest rate swap and cap agreements. As of September 30, 2011, we had total mortgage debt and convertible notes payable of $871.2 million, net of unamortized premium of $0.1 million and unamortized discount of $0.1 million, of which $329.9 million or 37.9% was fixed-rate, inclusive of interest rate swaps, and $541.3 million, or 62.1% was variable-rate based upon LIBOR plus certain spreads. As of September 30, 2011, we were a party to six interest rate swap transactions and two interest rate caps to hedge our exposure to changes in interest rates with respect to $62.3 million of LIBOR-based variable-rate debt. We were also a party to two forward interest rate swap transactions with respect to $21.2 million of LIBOR-based variable-rate debt.

Of our total consolidated outstanding debt, $58.5 million and $335.6 million will become due in 2011 and 2012, respectively. As we intend on refinancing some or all of such debt at the then-existing market interest rates, which may be greater than the current interest rate, our interest expense would increase by approximately $3.9 million annually if the interest rate on the refinanced debt increased by 100 basis points. After giving effect to noncontrolling interests, the Company’s share of this increase would be $1.1 million.

Interest expense on our consolidated variable-rate debt, net of variable to fixed-rate swap agreements currently in effect, as of September 30, 2011 would increase by $5.4 million annually if LIBOR increased by 100 basis points. After giving effect to noncontrolling interests, the Company’s share of this increase would be $0.8 million. We may seek additional variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, we would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.

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

ACADIA REALTY TRUST

November 2, 2011	/s/ Kenneth F. Bernstein Kenneth F. Bernstein President and Chief Executive Officer (Principal Executive Officer)

November 2, 2011	/s/ Michael Nelsen Michael Nelsen Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Description
3.1	Declaration of Trust of the Company, as amended (1)
3.2	Fourth Amendment to Declaration of Trust (2)
3.3	Amended and Restated By-Laws of the Company (3)
3.4	Fifth Amendment to Declaration of Trust (9)
3.5	First Amendment the Amended and Restated Bylaws of the Company (9)
4.1	Voting Trust Agreement between the Company and Yale University dated February 27, 2002 (4)
10.83
Loan Agreement among 125 Main Street Associates LLC, as borrower and Bank of America, N.A., Note between 125 Main Street Associates LLC, as borrower and Bank of America N.A., and Guaranty Agreement by Acadia Strategic Opportunity Fund III LLC and Bank of America N.A., all dated September 30, 2011 (5)

10.84
Second Amendment to the Revolving Credit Agreement between Acadia Strategic Opportunity Fund III, LLC as borrower and Bank of America, N.A., dated September 1, 2011, and Third Amendment to the Revolving Credit Agreement between Acadia Strategic Opportunity Fund III, LLC as borrower and Bank of America, N.A., dated September 23, 2011 (5)

10.85
Amended and Restated Loan Agreement between Acadia Storage Post Portfolio Company LLC as borrower and General Electric Capital Corporation, four Mortgage Modification Agreements between Acadia Storage Post Portfolio Company LLC and General Electric Capital Corporation, Mortgage Security Agreement and Fixture Filing between Acadia Storage Post Portfolio Company LLC and General Electric Capital Corporation, Promissory Note between Acadia Storage Post Portfolio Company, LLC and General Electric Capital Corporation, and Amended and Restated Promissory Note between Acadia Storage Post Portfolio Company LLC, and General Electric Capital Corporation, all dated August 25, 2011 (5)

10.86
Loan Agreement between Manufacturers and Traders Trust Company ("M&T") and Canarsie Plaza LLC, Mortgage between M&T and Canarsie Plaza LLC, Mortgage Note between M&T and Canarsie Plaza LLC and Mortgage Note between M&T and Canarsie Plaza LLC, all dated August 24, 2011 (5)

21	List of Subsidiaries of Acadia Realty Trust (5)
31.1	Certification of Chief Executive Officer pursuant to rule 13a–14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (5)
31.2	Certification of Chief Financial Officer pursuant to rule 13a–14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (5)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)
99.1	Amended and Restated Agreement of Limited Partnership of the Operating Partnership (6)
99.2	First and Second Amendments to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership (6)
99.3	Third Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership (7)
99.4	Fourth Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership (7)
99.5	Certificate of Designation of Series A Preferred Operating Partnership Units of Limited Partnership Interest of Acadia Realty Limited Partnership (8)
99.6	Certificate of Designation of Series B Preferred Operating Partnership Units of Limited Partnership Interest of Acadia Realty Limited Partnership (7)

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Document*
101.DEF	XBRL Taxonomy Extension Definitions Document*
101.LAB	XBRL Taxonomy Extension Labels Document*
101.PRE	XBRL Taxonomy Extension Presentation Document*

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