Form 10-K
period 2011-12-31
ACADIA REALTY TRUST
filed 2012-02-28
CIK 899629

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
YES ☒ NO ☐
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
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $818.7 million, based on a price of $20.30 per share, the average sales price for the registrant’s common shares of beneficial interest on the New York Stock Exchange on that date.

The number of shares of the registrant’s common shares of beneficial interest outstanding on February 28, 2012 was 42,763,289.
DOCUMENTS INCORPORATED BY REFERENCE
Part III – Portions of the registrant’s definitive proxy statement relating to its 2012 Annual Meeting of Shareholders presently scheduled to be held May 16, 2012 to be filed pursuant to Regulation 14A.

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

PART I
ITEM 1. BUSINESS.
GENERAL
Acadia Realty Trust (the “Trust”) was formed on March 4, 1993 as a Maryland real estate investment trust (“REIT”). All references to “Acadia,” “we,” “us,” “our,” and “Company” refer to the Trust and its consolidated subsidiaries. We are a fully integrated, self-managed and self-administered equity REIT focused primarily on the ownership, acquisition, redevelopment and management of retail properties, including neighborhood and community shopping centers and mixed-use properties with retail components. We currently operate 82 properties, which we own or have an ownership interest in. These assets are located primarily in high-barrier-to-entry, densely-populated metropolitan areas in the United States along the East Coast and in Chicago and, in total, comprise approximately eight million square feet. We also have private equity investments in other retail real estate related opportunities in which we have a minority equity interest.
All of our investments are held by, and all of our operations are conducted through, Acadia Realty Limited Partnership (the “Operating Partnership”) and entities in which the Operating Partnership owns a controlling interest. As of December 31, 2011, the Trust controlled 99% of the Operating Partnership as the sole general partner. As the general partner, the Trust is entitled to share, in proportion to its percentage interest, in the cash distributions and profits and losses of the Operating Partnership. The limited partners generally represent entities or individuals which contributed their interests in certain assets or entities to the Operating Partnership in exchange for common or preferred units of limited partnership interest (“Common OP Units” or “Preferred OP Units”, respectively, and collectively, “OP Units”) and employees who have been awarded restricted Common OP Units ("LTIP Units") as long-term incentive compensation. Limited partners holding Common OP Units are generally entitled to exchange their units on a one-for-one basis for our common shares of beneficial interest (“Common Shares”). This structure is referred to as an umbrella partnership REIT, or “UPREIT”.
BUSINESS OBJECTIVES AND STRATEGIES
Our primary business objective is to acquire and manage commercial retail properties that will provide cash for distributions to shareholders while also creating the potential for capital appreciation to enhance investor returns. We focus on the following fundamentals to achieve this objective:

•
Own and operate a Core Portfolio (as defined in Item 2. of this Form 10-K) of high-quality retail properties located primarily in high-barrier-to-entry, densely-populated metropolitan areas and create value through accretive redevelopment and re-anchoring activities coupled with the acquisition of high-quality assets that have the long-term potential to outperform the asset class as part of our Core asset recycling and acquisition initiative.

•
Generate additional external growth through an opportunistic yet disciplined acquisition program through our Opportunity Funds (as defined in Item 1. of this Form 10-K). We target transactions with high inherent opportunity for the creation of additional value through:

◦	value-add investments in high-quality urban and/or street retail properties with re-tenanting or repositioning opportunities,

◦	opportunistic acquisitions of well-located real-estate anchored by distressed retailers or by motivated sellers and

◦	opportunistic purchases of debt which may include restructuring.

These may also include joint ventures with private equity investors for the purpose of making investments in operating retailers with significant embedded value in their real estate assets.

•	Maintain a strong and flexible balance sheet through conservative financial practices while ensuring access to sufficient capital to fund future growth.

Investment Strategy — External Growth through Core Asset Recycling/Acquisition initiative and Opportunity Fund Platform
The requirements that acquisitions be accretive on a long-term basis based on our cost of capital, as well as increase the overall

Core Portfolio quality and value, are key strategic considerations to our Core Portfolio asset recycling/acquisition program. As such, we constantly evaluate the blended cost of equity and debt and adjust the amount of acquisition activity to align the level of investment activity with capital flows. Given the growing importance of technology and e-commerce, many of our retail tenants are appropriately focused on multi-channel sales and how to best utilize e-commerce initiatives to drive sales at their stores. In light of these initiatives, we have found retailers are becoming more selective as to the location, size and format of their next-generation stores and are focused on dense, high-traffic retail corridors, where they can utilize smaller and more productive formats closer to their shopping population. Accordingly, our focus for Core Portfolio acquisitions is on those properties which we believe will not only remain relevant to our tenants, but become even more so in the future. In connection with our Core Portfolio acquisition activity, we may also engage in discussions with public and private entities regarding business combinations.
In addition to our Core Portfolio investments in real estate assets, we have also capitalized on our expertise in the acquisition, redevelopment, leasing and management of retail real estate by establishing discretionary opportunity funds in which we earn, in addition to a pro-rata return based on our equity interest, a carried interest (“Promote”) and fees and priority distributions for our services. To date, we have launched three opportunity funds (“Opportunity Funds”), Acadia Strategic Opportunity Fund, LP (“Fund I”), Acadia Strategic Opportunity Fund II, LLC (“Fund II”) and Acadia Strategic Opportunity Fund III, LLC (“Fund III”). Due to the level of our control, we consolidate these Opportunity Funds for financial reporting purposes.
Fund I
During September of 2001, we and four of our institutional shareholders formed Fund I, and during August of 2004 formed a limited liability company, Acadia Mervyn Investors I, LLC (“Mervyns I”), in which the investors, including the Operating Partnership, committed a total of $90.0 million for the purpose of acquiring real estate assets. The Operating Partnership is the general partner or managing member with a 22.2% interest. In addition to a pro-rata return on its invested equity, the Operating Partnership is entitled to a Promote based upon certain investment return thresholds. Cash flow was distributed pro-rata to the investors (including the Operating Partnership) until they earned a 9% cumulative return (“Preferred Return”) and the return of all of their capital contributions.
Fund I investors have received a return of all of their capital invested in Fund I and Mervyns I and their Preferred Return. Accordingly, all cash flow is now distributed 20% to the Operating Partnership as a Promote and 80% to the partners (including the Operating Partnership). The Operating Partnership also earns fees and/or priority distributions for asset management services equal to 1.5% of the allocated invested equity, as well as for property management, leasing, legal and construction services. All such fees and priority distributions are eliminated in consolidation and reflected as a reduction in the noncontrolling interest share in income from Opportunity Funds in the Consolidated Financial Statements beginning on page F-1 of this Form 10-K.
We are currently in the latter stages of our multi-year process of monetizing Fund I as discussed further in “—ASSET SALES AND CAPITAL/ASSET RECYCLING" below in this Item 1. As of December 31, 2011, there were four assets comprising approximately 0.1 million square feet remaining in Fund I in which the Operating Partnership’s interest in cash flow and income is 37.8% as a result of the Promote.
Fund II
Following our success with Fund I, during June of 2004 we formed a second, larger Opportunity Fund, Fund II, and during August of 2004, formed Acadia Mervyn Investors II, LLC (“Mervyns II”), with the investors from Fund I as well as two additional institutional investors, whereby the investors, including the Operating Partnership, committed capital totaling $300.0 million. The Operating Partnership is the managing member with a 20% interest in Fund II and Mervyns II and can invest the committed equity on a discretionary basis within the parameters defined in the Fund II and Mervyns II operating agreements. The terms and structure of Fund II and Mervyns II are substantially the same as Fund I and Mervyns I with the exception that the Preferred Return is 8%. As of December 31, 2011, $282.2 million of Fund II’s and Mervyns II’s capital was invested and the balance of $17.8 million is expected to be utilized to complete development activities for existing Fund II investments.
Given the market conditions for commercial real estate at the time Fund II was formed, we channeled our acquisition efforts through Fund II in two opportunistic strategies – the New York Urban/Infill Redevelopment Initiative and the Retailer Controlled Property Venture, which are more fully described below.
New York Urban/Infill Redevelopment Initiative
During September of 2004, through Fund II, we launched our New York Urban/Infill Redevelopment Initiative. In addition to retailer multi-channeling initiatives as discussed above, we also believe that retailers continue to recognize that many of the nation’s urban markets are under-served from a retail standpoint, and we have capitalized on this situation by investing in redevelopment projects in dense urban areas where retail tenant demand has effectively surpassed the supply of available sites. During 2004, Fund II, together with an unaffiliated partner, formed Acadia Urban Development LLC ("Acadia Urban Development") for the purpose of acquiring, constructing, developing, owning, operating, leasing and managing certain retail or mixed-use real estate properties in the New York City metropolitan area. The unaffiliated partner agreed to invest 10% of required capital up to a maximum of $2.2 million and Fund II, the managing member, agreed to invest the balance to acquire assets in which Acadia Urban Development agreed to invest. See Item 7. of this Form 10-K for further information on the Acadia Urban Development joint venture as detailed in “Liquidity and Capital Resources – New York Urban/Infill Redevelopment Initiative.” Through December 31, 2011, eight of Fund II's nine projects are owned through Acadia Urban Development, as discussed further in “—PROPERTY ACQUISITIONS– New York Urban/Infill Redevelopment Initiative” below in this Item 1.
Retailer Controlled Property Venture (the “RCP Venture”)
During 2004, through Funds I and II or affiliates thereof, we entered into an association, known as the RCP Venture, with Klaff Realty, L.P. (“Klaff”) and Lubert-Adler Management, Inc. (“Lubert-Adler”) for the purpose of making investments in surplus or underutilized properties owned by retailers. The RCP Venture is neither a single entity nor a specific investment. Any member of this association has the option of participating, or not, in any individual investment and each individual investment has been made on a stand-alone basis through a separate limited liability company. These investments have been made through different investment vehicles with different affiliated and unaffiliated investors and different economics to us. The initial size of the RCP Venture was expected to be approximately $300.0 million in equity, of which our share would be $60.0 million. Based on the investment opportunities, the size of the RCP Venture could be and was expanded. Mervyns I and II and Fund II have invested a total of $62.2 million in the RCP Venture to date on a non-recourse basis. Investments under the RCP Venture are structured as separate joint ventures as there may be other investors participating in certain investments in addition to Klaff, Lubert-Adler and us. While we are not required to invest any additional capital into any of these investments, should additional capital be required and we elect not to contribute our share, our proportionate share in the investment would be reduced. Cash flow from any RCP Venture investment is distributed to the participants until they have received a 10% cumulative return on and a full return of all capital contributions. Thereafter, remaining cash flow is distributed 20% to Klaff (“Klaff’s Promote”) and 80% to the partners (including Klaff). As the participants have received a return of all of their capital invested and their unpaid cumulative return, all cash flow is now distributed 20% to Klaff as Klaff’s Promote and then 80% to the partners. The Operating Partnership may also earn market-rate fees for property management, leasing and construction services on behalf of the RCP Venture. While we are primarily a passive partner in the investments made through the RCP Venture, historically we have provided our services in reviewing potential acquisitions and operating and redevelopment assistance in areas where we have both a presence and expertise. We continue to seek to invest opportunistically with the RCP Venture primarily in any of the following four ways:

•	Invest in operating retailers to control their real estate through private equity joint ventures

•	Work with financially healthy retailers to create value from their surplus real estate

•	Acquire properties, designation rights or other control of real estate or leases associated with retailers in bankruptcy

•	Complete sale-leasebacks with retailers in need of capital
Our RCP Venture investments are further discussed in “—PROPERTY ACQUISITIONS – RCP Venture” below in this Item 1.
Fund III
Fund III was formed during 2007 with fourteen institutional investors, including a majority of the investors from Funds I and II, whereby the investors, including the Operating Partnership, committed capital totaling $502.5 million. The Operating Partnership’s share of the committed capital is $100.0 million and it is the sole managing member with a 19.9% interest in Fund III and can invest the committed equity on a discretionary basis within the parameters defined in the Fund III operating agreement. The terms and structure of Fund III are substantially the same as Fund I and Fund II with the exception that the Preferred Return is 6%. As of December 31, 2011, $226.8 million of Fund III’s capital was invested. To date, Fund III has invested in 21 projects as discussed further in “—PROPERTY ACQUISITIONS” below in this Item 1.
Through Fund III, our acquisition efforts are focused on the investment themes as discussed above in "BUSINESS OBJECTIVES AND STRATEGIES" in this Item 1.
In connection with the focus on urban locations, Fund III has invested in a portfolio of 11 self-storage facilities located in and around the New York City metropolitan area.
Capital Strategy — Balance Sheet Focus and Access to Capital
Our primary capital objective is to maintain a strong and flexible balance sheet through conservative financial practices, including a moderate use of leverage, while ensuring access to sufficient capital to fund future growth. We intend to continue financing acquisitions and property redevelopment with sources of capital determined by management to be the most appropriate based on, among other factors, availability in the current capital markets, pricing and other commercial and financial terms. The sources of capital may include the issuance of public equity, unsecured debt, mortgage and construction loans, and other capital alternatives including the issuance of OP Units. We manage our interest rate risk primarily through the use of fixed rate debt and, where we use variable rate debt, we use certain derivative instruments, including London Interbank Offered Rate (“LIBOR”) swap agreements and interest rate caps as discussed further in Item 7A. of this Form 10-K.
During January 2012, we established an at-the-market (“ATM”) equity program with an aggregate offering of up to $75.0 million in Common Shares. We intend to use the future net proceeds of this offering for general corporate purposes, which may include, among other things, repayment of our debt, future acquisitions, directly in the Core Portfolio and through our Opportunity Funds, and redevelopments of and capital improvements to our properties.

During November 2011, we issued 2.25 million Common Shares, which generated net proceeds of approximately $45.0 million. The proceeds were primarily used for general corporate purposes, which included (i) the repurchase of $24.0 million of our convertible notes ("Convertible Notes") payable as discussed further in Note 9 to our Consolidated Financial Statements, which begin on page F-1 of this Form 10-K, (ii) additional property acquisitions and investments, including the funding of our capital commitments to our Opportunity Funds and (iii) redevelopment and re-tenanting activities within our Core Portfolio.
During April 2009, we issued 5.75 million Common Shares and generated net proceeds of approximately $65.0 million. The proceeds were primarily used to purchase a portion of our outstanding Convertible Notes payable as discussed below and pay down existing lines of credit.

Operating Strategy — Experienced Management Team with Proven Track Record
Our senior management team has decades of experience in the real estate industry. We believe our management team has demonstrated the ability to create value through anchor recycling, property redevelopment and strategic non-core dispositions. We have capitalized on our expertise in the acquisition, redevelopment, leasing and management of retail real estate by establishing joint ventures, such as the Opportunity Funds, in which we earn, in addition to a return on our equity interest, Promotes, fees and priority distributions. In connection with these joint ventures we have launched several successful acquisition platforms including our New York Urban/Infill Redevelopment Initiative and RCP Venture.
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
We typically hold our Core Portfolio properties for long-term investment. As such, we continuously review the existing portfolio and implement programs to renovate and modernize targeted centers to enhance the property’s market position. This in turn strengthens the competitive position of the leasing program to attract and retain quality tenants, increasing cash flow and consequently property value. We also periodically identify certain properties for disposition and redeploy the capital to existing centers or acquisitions with greater potential for capital appreciation. Our Core Portfolio consists primarily of urban/street retail properties and neighborhood and community shopping centers located in high barrier-to-entry supply constrained markets. The neighborhood and community shopping centers owned in both our Core Portfolio and through our Opportunity Funds are principally anchored by supermarkets and necessity-based retailers. We believe these attributes enable our properties to better withstand the current post recessionary period.
During 2011 and 2009 we sold two non-core properties and redeployed capital in part to fund Core Portfolio acquisitions as further discussed in “—PROPERTY ACQUISITIONS” and "ASSET SALES AND CAPITAL/ASSET RECYCLING” below in this Item 1.

PROPERTY ACQUISITIONS
Core Portfolio
See Item 2. PROPERTIES for the definition of our Core Portfolio.
During 2011, we continued to execute on our strategy of owning a superior Core Portfolio by acquiring, through our Operating Partnership, high-quality, urban and street retail assets with the following acquisitions:

•
During September 2011, acquired a 50% equity interest in an entity which owns a six property portfolio (the “Georgetown Portfolio”) located in Washington, D.C. for a purchase price of $13.4 million, which included the assumption of 50% of in-place debt of $9.2 million, inclusive of our existing mezzanine loan to the entity.

•
During August 2011, acquired a six property portfolio located in Chicago, Illinois for $18.0 million and a newly constructed 13,000 square foot property located in the Bronx, New York for $9.1 million.

•	During June 2011, acquired a 6,000 square foot single-tenant retail condominium located in New York, New York for $4.8 million.

•	During May 2011, acquired a 44,000 square foot retail property located in Chicago, Illinois, for $28.4 million.

In addition, as of December 31, 2011 we have 16 properties under contract for an aggregate purchase price of $107.3 million. Two of these transactions, with purchase prices totaling $22.7 million, were completed subsequent to December 31, 2011. The closings of the transactions still under contract, which are anticipated to be completed during 2012, are subject to customary closing conditions and in certain instances, lender approval. As such, no assurance can be given that we will successfully complete these transactions.
See Item 2. PROPERTIES for a description of the other properties in our Core Portfolio.
Opportunity Funds
Fund III
Through Fund III, we have also acquired the following properties:

•	During December 2011, acquired a 31,500 square foot shopping center located in New Hyde Park, New York for $11.3 million.

•
During December 2011, in joint ventures with unaffiliated partners, acquired a 260,000 square foot shopping center located in Baltimore, Maryland for $21.6 million and an 18,700 square foot property located at 654 Broadway, New York, New York for $13.3 million.

•	During April 2011, acquired a 105,000 square foot property located in the East Loop section of downtown Chicago, Illinois, for $31.6 million.

•	During February 2011, in a joint venture with an unaffiliated partner, acquired a 64,600 square foot single tenant retail property located in Silver Springs, Maryland, for approximately $9.8 million.

•
During February 2011, in a joint venture with an unaffiliated partner, acquired a three property portfolio (the “Portfolio”) for an aggregate purchase price of $51.9 million with $20.6 million of in-place mortgage financing assumed at closing. The Portfolio consists of three street-retail properties, aggregating 61,000 square feet, and is located in South Miami Beach, Florida.

•
During December 2010, in a joint venture with an unaffiliated partner, purchased the White City Shopping Center for $56.0 million. The property is a 255,000 square foot shopping center located in Shrewsbury, Massachusetts.

•
During June 2010, in a joint venture with an unaffiliated partner, invested in an entity formed for the purpose of providing management services to owners of self-storage properties, including the 14 locations currently owned through Fund II and Fund III. To date, Fund III has invested $4.2 million in this entity.

•	During January 2009, purchased Cortlandt Towne Center for $78.0 million. The property is a 641,000 square foot shopping center located in Westchester County, New York.

•
During November 2007, acquired a property at 125 Main Street, Westport, Connecticut for approximately $17.0 million. Redevelopment of the property was completed in 2011 at a cost of approximately $8.5 million. The property is 89% leased and anchored by Gap Inc.

•	During November 2007, acquired a property in Sheepshead Bay, Brooklyn for approximately $20.0 million. The property is currently in the design stage.

Self-Storage Portfolio
During February 2008, Fund III, in conjunction with Storage Post, acquired a portfolio of eleven self-storage properties from Storage Post’s existing institutional investors for approximately $174.0 million. In addition, we, through Fund II, developed three self-storage properties. The fourteen self-storage property portfolio, located throughout New York and New Jersey, totals approximately 1,124,000 net rentable square feet, and is operating at various stages of stabilization. As of December 31, 2011, overall occupancy for this portfolio was 87.0% compared with 76.5% at December 31, 2010.
Fund II New York Urban/Infill Redevelopment Initiative
As of December 31, 2011, Fund II had nine New York Urban/Infill Redevelopment Initiative projects, eight of which were made through Acadia Urban Development. Construction is substantially complete at seven of the projects, one is under construction and one is in the design phase as follows:

			(dollars in millions)
Property	Location	Year acquired	Costs to date	Anticipated additional costs (4)	Status	Square feet upon completion
Liberty Avenue (1)	Queens	2005	$15.6	$—	Construction complete	125,000
216th Street	Manhattan	2005	27.7	—	Construction complete	60,000
Fordham Place	Bronx	2004	128.4	6.2	Construction complete	262,000
Pelham Manor Shopping Plaza (1)	Westchester	2004	63.2	1.1	Construction complete	320,000
161st Street	Bronx	2005	65.7	1.0	Construction complete (2)	237,000
Atlantic Avenue (3)	Brooklyn	2007	22.6	—	Construction complete	110,000
Canarsie Plaza	Brooklyn	2007	90.5	0.5	Construction complete	274,000
CityPoint (1)	Brooklyn	2007	104.9	145.1 - 235.1	Under construction	685,000 - 710,000
Sherman Plaza	Manhattan	2005	34.2	TBD	In design	TBD
Total			$552.8
Notes:
TBD – To be determined
(1) Acadia Urban Development acquired a ground lease interest at these properties.
(2) Currently operating but re-tenanting activities have commenced.
(3) Fund II owns 100% of this project.
(4) Anticipated additional costs for completed properties represent costs for tenant improvements.
Under Construction
CityPoint — During June of 2007, Acadia Urban Development and an unaffiliated joint venture partner, California Urban Investment Partners, LLC (“CUIP”) purchased the leasehold interests in The Gallery at Fulton Street in downtown Brooklyn for approximately $115.0 million, with an option to purchase the fee position, which is owned by the City of New York, at a later date. On June 30, 2010, Acadia Urban Development acquired all of CUIP’s interest in CityPoint for a total consideration of $9.2 million and the assumption of CUIP’s share of debt of $19.6 million. Reference is made to Note 2 in our Consolidated Financial Statements, which begin on Page F-1 of this Form 10-K for a further discussion of this transaction.The development will proceed in three phases. Construction has commenced on Phase 1, a five-story retail building of approximately 50,000 square feet. Phase 2 will consist of approximately 625,000 square feet of additional retail. Phase 2 will also contain an affordable and market-rate residential component. Phase 3 is anticipated to be a stand-alone mixed use, but primarily residential building, of approximately 650,000 square feet.

RCP Venture
Mervyns Department Stores
In September 2004, we made our first RCP Venture investment. Through Mervyns I and Mervyns II, we invested in a consortium to acquire Mervyns consisting of 262 stores (“REALCO”) and its retail operation (“OPCO”) from Target Corporation. Our share of this investment was $23.2 million. Subsequent to the initial acquisition of Mervyns, we made additional investments of $2.9 million. To date, REALCO has disposed of a significant portion of the portfolio. In addition, during November 2007, we sold our interest in, and as a result, have no further investment in OPCO. Through December 31, 2011, we have received distributions from this investment totaling $46.0 million.
Through December 31, 2011, we, through Mervyns I and Mervyns II, made additional investments in locations that are separate from these original investments (“Add-On Investments”) in Mervyns totaling $6.5 million and have received distributions totaling $3.6 million.
Albertson’s
During June of 2006, the RCP Venture made its second investment as part of an investment consortium, acquiring Albertson’s and Cub Foods, of which our share was $20.7 million. Through December 31, 2011, we have received distributions from this investment totaling $81.6 million, including $4.5 million and $11.4 million received in 2011 and 2010, respectively.
Through December 31, 2011, we, through Mervyns II, made Add-On Investments in Albertson’s totaling $2.4 million and received distributions totaling $1.7 million, including $0.5 million received in 2011.
Other RCP Investments
Through December 31, 2011, we, through Fund II, made investments of $1.1 million in Shopko, $0.7 million in Marsh, and $2.0 million in Add-On Investments in Marsh. As of December 31, 2011, we have received distributions totaling $1.7 million from our Shopko investment and $2.6 million from our Marsh and Marsh Add-On Investments.
During July of 2007, the RCP Venture acquired a portfolio of 87 retail properties from Rex Stores Corporation (“Rex”), in which we invested through Mervyns II. Our share of this investment was $2.7 million. As of December 31, 2011, we have received distributions from Rex totaling $0.8 million.
The following table summarizes the RCP Venture investments from inception through December 31, 2011, and the Operating Partnership’s share of this activity:

(dollars in millions)					Operating Partnership Share
Investor	Investment	Year acquired	Invested Capital	Distributions	Invested Capital	Distributions
Mervyns I and Mervyns II	Mervyns	2004	$26.1	$46.0	$4.9	$11.3
Mervyns I and Mervyns II	Mervyns Add-On Investments	2005/2008	6.5	3.6	1.1	0.8
Mervyns II	Albertson’s	2006	20.7	81.6	4.2	16.3
Mervyns II	Albertson’s Add-On Investments	2006/2007	2.4	1.7	0.4	0.3
Fund II	Shopko	2006	1.1	1.7	0.2	0.3
Fund II	Marsh/Add-On Investments	2006	2.7	2.6	0.5	0.5
Mervyns II	Rex	2007	2.7	0.8	0.5	0.2
Total			$62.2	$138.0	$11.8	$29.7

Notes Receivable, Preferred Equity and Other Real Estate Related Investments
We also make investments in preferred equity positions and notes receivable collateralized by real estate, either directly or through entities having an ownership interest therein.
During December 2011, the Operating Partnership made an $8.5 million loan, which is collateralized by 3 properties located in Chicago, IL. The loan matures in December 2012 and bears interest at 12.0%.

During December 2011, Fund I made a $12.6 million loan in conjunction with the sale of 15 Kroger/Safeway locations. The loan, which is collateralized by 14 Kroger/Safeway properties, matures in December 2012 and bears interest at 6.0%. There are two six month extension options, the first of which bears interest at 9% and the second bears interest at 12%.
During October 2011, the Operating Partnership made a $5.4 million construction loan, which is collateralized by an interest in a development in Haledon, NJ. The loan matures in April 2012 and has one six month extension and bears interest at 15.0%.
During September 2011, the Operating Partnership made a $4.0 million loan to two members of an entity which owns a shopping center in Washington D.C. The note accrues interest at 7% and matures in February 2012. In addition to the loan, the Operating Partnership entered into and subsequently exercised an option to purchase the shopping center at a future date, pending the servicer's approval of the assignment of a first mortgage loan of $17.0 million. The loan will be offset against the purchase price when the Operating Partnership acquires the property.
During May 2011, we received a final payment of $54.7 million on a mezzanine loan, representing $33.8 million of principal, $13.4 million of accrued interest, and a $7.5 million exit fee.
During February 2011, the Operating Partnership made a mezzanine loan for $3.8 million which accrues interest at 15% and is payable upon a capital event. The Operating Partnership also received a payment of $1.9 million on a mezzanine loan.

During September 2010, we received a final payment of $49.4 million on a preferred equity investment, representing $40.0 million of invested capital and $9.4 million of accrued preferred return.
During December 2009, the Operating Partnership made a loan for $8.6 million. The original term of this loan was for one year, with two six month extensions, and bore interest at 14.5%. During December 2011, this investment was fully liquidated. The Operating Partnership received $8.6 million of principal along with $1.0 million of accrued interest.
The following table sets forth our notes receivable investments as of December 31, 2011:

Notes Receivable				Weighted Averages
(dollars in thousands)				Stated interest rate	Effective interest rate (1)		Extension options (years)	Underlying third-party first mortgage loan
Investment	Principal	Accrued interest	Total			Maturity date		Amount	Maturity dates
First mortgage and other notes	$41,331	$1,772	$43,103	9.50%	10.47%	2012	—	n/a	n/a
Mezzanine notes	18,658	723	19,381	12.78%	14.57%	2013	—	301,660	2012 through 2017
Total notes receivable	$59,989	$2,495	$62,484	10.52%	11.75%
Note:
(1) The effective rate includes points and exit fees
ASSET SALES AND CAPITAL/ASSET RECYCLING
Core Portfolio
We periodically identify certain properties in our Core Portfolio for disposition and redeploy the capital to existing centers or acquisitions with greater potential for capital appreciation. Since 2009, we have sold the following Core Portfolio assets:

(dollars in thousands)
Property	Location	Date sold	Gross leasable area	Sales price
Ledgewood Mall	Ledgewood, New Jersey	May 2011	517,151	$37,000
Blackman Plaza	Wilkes-Barre, Pennsylvania	November 2009	125,264	2,500
Total			642,415	$39,500
Proceeds from these sales in part have been used to fund the Core Portfolio acquisitions as discussed in “—PROPERTY ACQUISITIONS” above.

Monetization of Fund I
Given that Fund I was established as a finite life entity, we are currently engaged in the multi-year process of monetizing the Fund’s investments. As of December 31, 2011 there were four assets comprising 0.1 million square feet remaining in Fund I as summarized below:

Shopping Center	Location	Year acquired	GLA
Tarrytown Centre	Tarrytown (Westchester), NY	2004	35,000
Kroger/Safeway properties	3 locations	2003	98,000
Total			133,000
During December 2011, Fund I sold 15 locations in the Kroger/Safeway Portfolio for $17.5 million, resulting in a $14.6 million gain. The Operating Partnership’s share of the gain was $2.4 million.
During October 2011, Fund I sold Granville Centre, a 135,000 square foot shopping center, located in Columbus, Ohio, for $2.3 million, resulting in a loss of $0.3 million. The Operating Partnership’s share of the loss was $0.1 million. During the quarter ended June 30, 2011, we determined that the value of the Granville Centre was impaired and recorded an impairment loss of $6.9 million. The Operating Partnership’s share of the impairment loss was $1.5 million.
During March 2010, Fund I sold the Sterling Heights Shopping Center for $2.3 million. The proceeds from the sale along with Fund I’s recourse obligation of $0.6 million were used to fully liquidate the outstanding loan obligation.
During February 2009, The Kroger Co. purchased the leasehold interest at six locations in Fund I’s Kroger/Safeway Portfolio for $9.5 million, resulting in a $5.6 million gain. The Operating Partnership’s share of the gain was $0.9 million.
Fund II
During January 2011, Fund II completed the sale of a leasehold interest in the Neiman Marcus location at Oakbrook Center, located in Oak Brook, Illinois, for $8.2 million. The sale resulted in a gain of $3.9 million. The Operating Partnership’s share of the gain was $0.8 million.
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
FINANCIAL INFORMATION ABOUT MARKET SEGMENTS
We have five reportable segments: Core Portfolio, Opportunity Funds, Self-Storage Portfolio, Notes Receivable and Other. Notes Receivable consists of our notes receivable and related interest income, Other primarily consists of management fees and interest income. The accounting policies of the segments are the same as those described in the summary of significant accounting policies set forth in Note 1 to our Consolidated Financial Statements, which begin on page F-1 of this Form 10-K. We evaluate property performance primarily based on net operating income before depreciation, amortization and certain nonrecurring items. Investments in our Core Portfolio are typically held long-term. Given the contemplated finite life of our Opportunity Funds, these investments are typically held for shorter terms. Fees earned by us as general partner/member of the Opportunity Funds are eliminated in our Consolidated Financial Statements. See Note 3 to our Consolidated Financial Statements, which begin on page F-1 of this Form 10-K for information regarding, among other things, revenues from external customers, a measure of profit and loss and total assets with respect to each of our segments.
CORPORATE HEADQUARTERS AND EMPLOYEES
Our executive offices are located at 1311 Mamaroneck Avenue, Suite 260, White Plains, New York 10605, and our telephone number is (914) 288-8100. As of December 31, 2011, we had 114 employees, of which 92 were located at our executive office and 22 were located at regional property management offices. None of our employees are covered by collective bargaining agreements. Management believes that its relationship with employees is good.
COMPANY WEBSITE
All of our filings with the Securities and Exchange Commission, including our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available at no cost at our website at www.acadiarealty.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. These filings can also be accessed through the Securities and Exchange Commission’s website at www.sec.gov. Alternatively, we will provide paper copies of our filings at no cost upon request. If you wish to receive a copy of the Form 10-K, you may contact Robert Masters, Corporate Secretary, at Acadia Realty Trust, 1311 Mamaroneck Avenue, Suite 260, White Plains, NY 10605. You may also call (914) 288-8100 to request a copy of the Form 10-K. Information included or referred to on our website is not incorporated by reference in or otherwise a part of this Form 10-K.
CODE OF ETHICS AND WHISTLEBLOWER POLICIES
The Board of Trustees adopted a Code of Business Conduct and Ethics applicable to all employees, as well as a “Whistleblower Policy.” Copies of these documents are available in the Investor Information section of our website. We intend to disclose future amendments to, or waivers from (with respect to our senior executive financial officers), our Code of Ethics in the Investor Information section of our website within four business days following the date of such amendment or waiver.
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
Upon the expiration of current leases for space located in our properties, we may not be able to re-let all or a portion of that space, or the terms of re-letting (including the cost of concessions to tenants) may be less favorable to us than current lease terms. If we are unable to re-let promptly all or a substantial portion of the space located in our properties or if the rental rates we receive upon re-letting are significantly lower than current rates, our net income and ability to make expected distributions to our shareholders will be adversely affected due to the resulting reduction in revenues. There can be no assurance that we will be able to retain tenants in any of our properties upon the expiration of their leases. See “Item 2. Properties – Lease Expirations” in this Annual Report on Form 10-K for additional information as to the scheduled lease expirations in our portfolio.
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
Since January 1, 2010, there have been two significant tenant bankruptcies within our portfolio:
During February 2012, the United Retail Group, which owns and operates Avenue, filed for protection under Chapter 11 Bankruptcy. Avenue operates in four locations in our Core Portfolio, totaling approximately 25,000 square feet. Rental revenues from Avenue at these four locations totaled $0.7 million for each the years ended December 31, 2011, 2010 and 2009. United Retail Group has neither affirmed nor rejected any of the leases at any of our locations.
On December 12, 2010, the Great Atlantic & Pacific Tea Company, Inc. (“A&P”) filed for protection under Chapter 11 Bankruptcy. At the time of filing, A&P was a tenant in five of our properties. A&P has affirmed three of its leases. It now operates in two locations in our Core Portfolio, totaling approximately 97,000 square feet. Rental revenues from A&P at these two locations totaled $2.0 million, $2.0 million and $1.9 million for the years ended December 31, 2011, 2010 and 2009, respectively. In addition, A&P operates in one Fund III location, totaling approximately 65,000 square feet. Rental revenues from A&P at this location totaled $1.0 million for each of the years ended December 31, 2011, 2010 and 2009. A&P has filed a plan of reorganization.
There are risks relating to investments in real estate.
Real property investments are subject to multiple risks. Real estate values are affected by a number of factors, including: changes in the general economic climate, local conditions (such as an oversupply of space or a reduction in demand for real estate in an area), the quality and philosophy of management, competition from other available space, the ability of the owner to provide adequate maintenance and insurance and to control variable operating costs. Shopping centers, in particular, may be affected by changing perceptions of retailers or shoppers regarding the safety, convenience and attractiveness of the shopping center and by the overall climate for the retail industry. Real estate values are also affected by such factors as government regulations, interest rate levels, the availability of financing and potential liability under, and changes in, environmental, zoning, tax and other laws. A significant portion of our income is derived from rental income from real property. Our income and cash flow would be adversely affected if we were unable to rent our vacant space to viable tenants on economically favorable terms. In the event of default by a tenant, we may experience delays in enforcing, and incur substantial costs to enforce, our rights as a landlord. In addition, certain significant expenditures associated with each equity investment (such as mortgage payments, real estate taxes and maintenance costs) are generally not reduced even though there may be a reduction in income from the investment.
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
We could become highly leveraged, resulting in increased risk of default on our obligations and in an increase in debt service requirements, which could adversely affect our financial condition and results of operations and our ability to pay distributions. In addition, the viability of the interest rate hedges we use is subject to the strength of the counterparties.
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
Interest expense on our variable rate debt as of December 31, 2011 would increase by $4.3 million annually for a 100 basis point increase in interest rates. We may seek additional variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, we would consider hedging against the interest rate risk related to such additional variable rate debt, primarily through interest rate swaps but can use other means.
We enter into interest rate hedging transactions, including interest rate swaps and cap agreements, with counterparties. There can be no guarantee that the future financial condition of these counterparties will enable them to fulfill their obligations under these agreements.
Competition may adversely affect our ability to purchase properties and to attract and retain tenants.
There are numerous commercial developers, real estate companies, financial institutions and other investors with greater financial resources than we have that compete with us in seeking properties for acquisition and tenants who will lease space in our properties. Our competitors include other REITs, financial institutions, insurance companies, pension funds, private companies and individuals. This competition may result in a higher cost for properties than we wish to pay. In addition, retailers at our properties (both in our Core Portfolio and in the portfolios of the Opportunity Funds) face increasing competition from outlet malls, discount shopping clubs, internet commerce, direct mail and telemarketing, which could (i) reduce rents payable to us and (ii) reduce our ability to attract and retain tenants at our properties leading to increased vacancy rates at our properties.
We could be adversely affected by poor market conditions where our properties are geographically concentrated.
Our performance depends on the economic conditions in markets in which our properties are concentrated. We have significant exposure to the greater New York region, from which we derive 36% of the annual base rents within our Core Portfolio and 76% of annual base rents within our Opportunity Funds' portfolios. Our operating results could be adversely affected if market conditions, such as an oversupply of space or a reduction in demand for real estate, in this area occurs.
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
Our earnings growth strategy is based on the acquisition and development of additional properties, including acquisitions through our Operating Partnership and co-investment programs such as our Opportunity Funds. In the context of our business plan, “redevelopment” generally means an expansion or renovation of an existing property. The consummation of any future acquisitions will be subject to satisfactory completion of our extensive valuation analysis and due diligence review and to the negotiation of definitive documentation. We cannot be sure that we will be able to implement our strategy because we may have difficulty finding new properties, negotiating with new or existing tenants or securing acceptable financing.
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
Under the terms of our Opportunity Funds, we are required to first offer to our current fund, all of our opportunities to acquire retail shopping centers with limited exceptions. We may only pursue opportunities to acquire retail shopping centers directly if (i) the ownership of the acquisition opportunity by Fund III would create a material conflict of interest for us; (ii) we require the acquisition opportunity for a “like-kind” exchange; or (iii) the consideration payable for the acquisition opportunity is our Common Shares, OP Units or other securities. As a result, we may not be able to make attractive acquisitions directly and instead may only receive a minority interest in such acquisitions through Fund III.
Risks of joint ventures.
Partnership or joint venture investments may involve risks not otherwise present for investments made solely by us, including the possibility that our partner or co-venturer might become bankrupt, and that our partner or co-venturer may take action contrary to our instructions, requests, policies or objectives, including our policy with respect to maintaining our qualification as a REIT. Other risks of joint venture investments include impasse on decisions, such as a sale, because neither we nor a joint venture partner would have full control over the joint venture. Also, there is no limitation under our organizational documents as to the amount of our funds that may be invested in joint ventures.
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
During 2011, 2010 and 2009, our Fund I and Mervyns I joint ventures provided Promote income. There can be no assurance that the joint ventures will continue to operate profitably and thus provide additional Promote income in the future.
These factors could limit the return that we receive from such investments or cause our cash flows to be lower than our estimates. In addition, a partner or co-venturer may not have access to sufficient capital to satisfy its funding obligations to the joint venture.
Market factors could have an adverse effect on our share price and our ability to access the public equity markets.
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
Our success depends on the contribution of key management members. The loss of the services of Kenneth F. Bernstein, President and Chief Executive Officer, or other key executive-level employees could have a material adverse effect on our results of operations. We have obtained key-man life insurance for Mr. Bernstein. In addition, we have entered into an employment agreement with Mr. Bernstein; however, it can be terminated by Mr. Bernstein in his discretion. We have not entered into employment agreements with other key executive-level employees.
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
For us to qualify as a REIT for federal income tax purposes, among other requirements, not more than 50% of the value of our capital shares may be owned, directly or indirectly, by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities) during the last half of each taxable year after 1993, and such capital shares must be beneficially owned by 100 or more persons during at least 335 days of a taxable year of 12 months or during a proportionate part of a shorter taxable year (in each case, other than the first such year). Our Declaration of Trust includes certain restrictions regarding transfers of our capital shares and ownership limits that are intended to assist us in satisfying these limitations, among other purposes. These restrictions and limits may not be adequate in all cases, however, to prevent the transfer of our capital shares in violation of the ownership limitations. The ownership limit discussed above may have the effect of delaying, deferring or preventing someone from taking control of us.
Actual or constructive ownership of our capital shares in excess of the share ownership limits contained in our Declaration of Trust would cause the violative transfer or ownership to be null and void from the beginning and subject to purchase by us at a price equal to the fair market value of such shares (determined in accordance with the rules set forth in our Declaration of Trust). As a result, if a violative transfer were made, the recipient of the shares would not acquire any economic or voting rights attributable to the transferred shares. Additionally, the constructive ownership rules for these limits are complex and groups of related individuals or entities may be deemed a single owner and consequently in violation of the share ownership limits.
Concentration of ownership by certain investors.
As of December 31, 2011, eight institutional shareholders own 5% or more individually, and 70.8% in the aggregate, of our Common Shares. A significant concentration of ownership may allow an investor or a group of investors to exert a greater influence over our management and affairs and may have the effect of delaying, deferring or preventing a change in control of us.

Restrictions on a potential change of control.
Our Board of Trustees is authorized by our Declaration of Trust to establish and issue one or more series of preferred shares without shareholder approval. We have not established any series of preferred shares. However, the establishment and issuance of a series of preferred shares could make more difficult a change of control of us that could be in the best interests of the shareholders.
In addition, we have entered into an employment agreement with our Chief Executive Officer and severance agreements are in place with our executives which provide that, upon the occurrence of a change in control of us and either the termination of their employment without cause (as defined) or their resignation for good reason (as defined), those executive officers would be entitled to certain termination or severance payments made by us (which may include a lump sum payment equal to defined percentages of annual salary and prior years’ average bonuses, paid in accordance with the terms and conditions of the respective agreement), which could deter a change of control of us that could be in the best interests of the shareholders.
Certain provisions of Maryland law may limit the ability of a third party to acquire control of our Company.
Under the Maryland General Corporation Law, as amended, which we refer to as the “MGCL,” as applicable to REITs, certain “business combinations,” including certain mergers, consolidations, share exchanges and asset transfers and certain issuances and reclassifications of equity securities, between a Maryland REIT and any person who beneficially owns 10% or more of the voting power of the trust's outstanding voting shares or an affiliate or an associate, as defined in the MGCL, of the trust who, at any time within the two-year period immediately prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then-outstanding shares of beneficial interest of the trust, which we refer to as an “interested shareholder,” or an affiliate of the interested shareholder, are prohibited for five years after the most recent date on which the interested shareholder becomes an interested shareholder. After that five-year period, any such business combination must be recommended by the board of trustees of the trust and approved by the affirmative vote of at least (1) 80% of the votes entitled to be cast by holders of outstanding voting shares of beneficial interest of the trust and (2) two-thirds of the votes entitled to be cast by holders of voting shares of the trust other than shares held by the interested shareholder with whom, or with whose affiliate, the business combination is to be effected or held by an affiliate or associate of the interested shareholder, unless, among other conditions, the trust's common shareholders receive a minimum price, as defined in the MGCL, for their shares and the consideration is received in cash or in the same form as previously paid by the interested shareholder for its common shares.
These provisions of the MGCL do not apply, however, to business combinations that are approved or exempted by the board of trustees of the trust before the interested shareholder becomes an interested shareholder, and a person is not an interested shareholder if the board of trustees approved in advance the transaction by which the person otherwise would have become an interested shareholder. In approving a transaction, our Board of Trustees may provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by the Board.
The MGCL also provides that holders of “control shares” of a Maryland REIT (defined as voting shares that, when aggregated with all other shares owned by the acquirer or in respect of which the acquirer is entitled to exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquirer to exercise one of three increasing ranges of voting power in electing trustees) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of “control shares”) have no voting rights except to the extent approved by the affirmative vote of holders of at least two-thirds of all the votes entitled to be cast on the matter, excluding shares owned by the acquirer, by officers or by employees who are also trustees of the trust. Our Bylaws provide that the control share acquisition statute shall not apply to shares acquired or owned, directly or indirectly, by any person acting in concert with any group (as defined in Section 13 of the Exchange Act and the rules thereunder). Our Bylaws can be amended by our Board of Trustees by majority vote, and there can be no assurance that this provision will not be amended or eliminated at any time in the future.
Additionally, Title 3, Subtitle 8 of the MGCL permits our Board of Trustees, without shareholder approval and regardless of what is currently provided in our Declaration of Trust or Bylaws, to elect to be subject to certain provisions relating to corporate governance that may have the effect of delaying, deferring or preventing a transaction or a change of control of our Company that might involve a premium to the market price of our Common Shares or otherwise be in the best interests of our shareholders. We are subject to some of these provisions (for example, a two-thirds vote requirement for removing a trustee) by provisions of our Declaration of Trust and Bylaws unrelated to Subtitle 8.
Becoming subject to, or the potential to become subject to, these provisions of the MGCL could inhibit, delay or prevent a transaction or a change of control of our Company that might involve a premium price for our shareholders or otherwise be in our or their best interests. In addition, the provisions of our Declaration of Trust on removal of trustees and the provisions of our Bylaws regarding advance notice of shareholder nominations of trustees and other business proposals and restricting shareholder action outside of a shareholders meeting unless such action is taken by unanimous written consent could have a similar effect.

Our rights and shareholders' rights to take action against trustees and officers are limited, which could limit recourse in the event of actions not in the best interests of shareholders.
As permitted by Maryland law, our Declaration of Trust eliminates the liability of our trustees and officers to the Company and its shareholders for money damages, except for liability resulting from:

•	actual receipt of an improper benefit or profit in money, property or services; or

•	a final judgment based upon a finding of active and deliberate dishonesty by the trustee or officer that was material to the cause of action adjudicated.

In addition, our Declaration of Trust authorizes, and our Bylaws obligate, us to indemnify each present or former trustee or officer, to the maximum extent permitted by Maryland law, who is made a party to any proceeding because of his or her service to our Company. As part of these indemnification obligations, we may be obligated to fund the defense costs incurred by our trustees and officers.
Legislative or regulatory tax changes could have an adverse effect on us.
There are a number of issues associated with an investment in a REIT that are related to the federal income tax laws, including, but not limited to, the consequences of our failing to continue to qualify as a REIT. At any time, the federal income tax laws governing REITs or the administrative interpretations of those laws may be amended or modified. Any new laws or interpretations may take effect retroactively and could adversely affect us or our shareholders. Reduced tax rates applicable to certain corporate dividends paid to most domestic noncorporate shareholders are not generally available to REIT shareholders since a REITs income generally is not subject to corporate level tax. As a result, investment in non-REIT corporations may be viewed as relatively more attractive than investment in REITs by domestic noncorporate investors. This could adversely affect the market price of our shares.
Our development and construction activities could affect our operating results.
We intend to continue the selective development and construction of retail properties, with our project at CityPoint currently being our largest development project (see “Item 1. BUSINESS - PROPERTY ACQUISITIONS - Opportunity Funds -- Fund II New York Urban/Infill Redevelopment Initiative - Under Construction” for a description of the CityPoint project).
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
Our investment strategy includes the redevelopment and acquisition of shopping centers in supply constrained markets in densely populated areas with high average household incomes and significant barriers to entry. The redevelopment and acquisition of properties entails risks that include the following, any of which could adversely affect our results of operations and our ability to meet our obligations:

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
Physical impacts of climate change may include:

•	Increased storm intensity and severity of weather (e.g., floods or hurricanes);

•	Sea level rise; and

•	Extreme temperatures.
As a result of these physical impacts from climate-related events, we may be vulnerable to the following:

•	Risks of property damage to our shopping centers;

•	Indirect financial and operational impacts from disruptions to the operations of major tenants located in our shopping centers from severe weather, such as hurricanes or floods;

•	Increased insurance premiums and deductibles, or a decrease in the availability of coverage, for properties in areas subject to severe weather;

•	Increased insurance claims and liabilities;

•	Increases in energy costs impacting operational returns;

•	Changes in the availability or quality of water, or other natural resources on which the tenant's business depends;

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
From time to time, in connection with the conduct of our business, and prior to the acquisition of any property from a third party or as required by our financing sources, we authorize the preparation of Phase I environmental reports and, when necessary, Phase II environmental reports, with respect to our properties. Based upon these environmental reports and our ongoing review of our properties, we are currently not aware of any environmental condition with respect to any of our properties that we believe would be reasonably likely to have a material adverse effect on us. There can be no assurance, however, that the environmental reports will reveal all environmental conditions at our properties or that the following will not expose us to material liability in the future:

•	The discovery of previously unknown environmental conditions;

•	Changes in law;

•	Activities of tenants; and

•	Activities relating to properties in the vicinity of our properties.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.
SHOPPING CENTER PROPERTIES
The discussion and tables in this Item 2. include properties held through our Core Portfolio and our Opportunity Funds. We define our Core Portfolio as those properties either 100% owned by, or partially owned through joint venture interests by, the Operating Partnership, or subsidiaries thereof, not including those properties owned through our Opportunity Funds. The discussion of the

Opportunity Funds does not include our investment in a portfolio of self-storage properties, which are detailed separately within this Item 2.
As of December 31, 2011, there are 48 operating properties in our Core Portfolio totaling approximately 5.0 million square feet of gross leasable area (“GLA”). The Core Portfolio properties are located in 12 states and the District of Columbia and are generally well-established urban/street retail locations and community and neighborhood shopping centers. Our shopping centers are predominately anchored by supermarkets or value-oriented retail. The properties are diverse in size, ranging from approximately 3,000 to 875,000 square feet and as of December 31, 2011, were, in total, 91% occupied.
As of December 31, 2011, we owned and operated 19 properties totaling 2.5 million square feet of GLA in our Opportunity Funds, excluding three properties under redevelopment. In addition to shopping centers, the Opportunity Funds have invested in mixed-use properties, which generally include retail activities and self-storage properties. The Opportunity Fund properties are located in nine states and as of December 31, 2011, were, in total, 87% occupied.
Within our Core Portfolio and Opportunity Funds, we had approximately 600 leases as of December 31, 2011. A majority of our rental revenues were from national retailers. A majority of the income from the properties consists of rent received under long-term leases. These leases generally provide for the payment of fixed minimum rent monthly in advance and for the payment by tenants of a pro-rata share of the real estate taxes, insurance, utilities and common area maintenance of the shopping centers. Minimum rents and expense reimbursements accounted for approximately 89% of our total revenues for the year ended December 31, 2011.
Certain of our leases also provided for the payment of percentage rents either in addition to, or in place of, minimum rents. These arrangements generally provide for payment to us of a certain percentage of a tenant’s gross sales in excess of a stipulated annual amount. Percentage rents accounted for less than 1% of our total 2011 revenues.
Three of our Core Portfolio properties and six of our Opportunity Fund properties are subject to long-term ground leases in which a third party owns and has leased the underlying land to us. We pay rent for the use of the land and are responsible for all costs and expenses associated with the building and improvements at all nine locations.
No individual property contributed in excess of 10% of our total revenues for the years ended December 31, 2011, 2010 or 2009. Reference is made to Note 8 to our Consolidated Financial Statements, which begin on page F-1 of this Form 10-K, for information on the mortgage debt pertaining to our properties. The following sets forth more specific information with respect to each of our shopping centers at December 31, 2011:

Shopping Center	Location	Year Constructed (C) Acquired (A)	Ownership Interest	GLA		Occupancy % 12/31/11 (1)	Annual Base Rent	Annual Base Rent PSF	Anchor Tenants Current Lease Expiration/ Lease Option Expiration
Core Portfolio
New York
Connecticut
239 Greenwich Avenue	Greenwich	1998 (A)	Fee/JV	16,834	(2)	100%	$1,554,663	$92.35
New Jersey
Elmwood Park Shopping Center	Elmwood Park	1998 (A)	Fee	149,262		92%	3,364,939	24.58	A&P 2017/2052 Walgreen’s 2022/2062
A&P Shopping Plaza	Boonton	2006 (A)	Fee/JV	62,741		97%	1,284,146	21.08	A&P 2024/2054
New York
Village Commons Shopping Center	Smithtown	1998 (A)	Fee	87,330		91%	2,409,990	30.22
Branch Shopping Plaza (3)	Smithtown	1998 (A)	LI (4)	126,212		46%	1,570,504	27.35	CVS 2020/—

Amboy Road	Staten Island	2005 (A)	LI (4)	60,090		100%	1,619,949	26.96	King Kullen 2028/2043
Bartow Avenue	Bronx	2005 (C)	Fee	14,676		89%	439,246	33.43
Pacesetter Park Shopping Center	Pomona	1999 (A)	Fee	96,380		90%	1,101,867	12.76	Stop & Shop 2020/2040
West Shore Expressway	Staten Island	2007 (A)	Fee	55,000		100%	1,265,000	23.00	LA Fitness 2022/2037

Shopping Center	Location	Year Constructed (C) Acquired (A)	Ownership Interest	GLA	Occupancy % 12/31/11 (1)	Annual Base Rent	Annual Base Rent PSF	Anchor Tenants Current Lease Expiration/ Lease Option Expiration
Core Portfolio, continued
West 54th Street	Manhattan	2007 (A)	Fee	9,693	96%	2,418,894	261.09
East 17th Street	Manhattan	2008 (A)	Fee	19,622	100%	625,000	31.85	Barnes & Noble 2013/2018
Crossroads Shopping Center	White Plains	1998 (A)	Fee/JV (5)	309,487	82%	5,590,135	22.10	Kmart 2012/2032 Barnes & Noble 2012/2022 Modell’s 2014/2019 Home Goods 2018/2033
Third Avenue	Bronx	2006 (A)	Fee	39,367	81%	666,631	20.85	Planet Fitness 2027/2042
Mercer Street	Manhattan	2011 (A)	Fee	6,225	100%	372,000	59.76
4401 White Plains Road	Bronx	2011 (A)	Fee	12,964	100%	625,000	48.21
Total New York Region				1,065,883	84%	$24,907,964	$27.69

New England
Connecticut
Town Line Plaza	Rocky Hill	1998 (A)	Fee	206,346	99%	$1,672,273	$15.63	Stop & Shop 2024/2064 Wal-Mart(6)
Massachusetts
Methuen Shopping Center	Methuen	1998 (A)	Fee	130,021	100%	1,021,370	7.86	Demoulas Market 2015/— Wal-Mart 2016/2051
Crescent Plaza	Brockton	1984 (A)	Fee	218,137	91%	1,576,543	7.97	Supervalu 2012/2042 Home Depot 2021/2056
New York
New Loudon Center	Latham	1982 (A)	Fee	255,673	100%	1,959,124	7.66	Price Chopper 2015/2035 Marshall’s 2014/2029 Raymour and Flanigan 2019/2034 AC Moore 2014/2024 Hobby Lobby 2021/-
Rhode Island
Walnut Hill Plaza	Woonsocket	1998 (A)	Fee	284,717	94%	2,408,508	8.96	Supervalu 2013/2028 Sears 2013/2033 Savers 2013/2018 CVS 2012/- Ocean State Job Lot 2012/- Woonsocket Bowling 2021/-
Vermont
The Gateway Shopping Center	South Burlington	1999 (A)	Fee	101,655	93%	1,733,487	18.40	Supervalu 2024/2053
Total New England Region				1,196,549	96%	$10,371,305	$9.84

Shopping Center	Location	Year Constructed (C) Acquired (A)	Ownership Interest	GLA		Occupancy % 12/31/11 (1)	Annual Base Rent	Annual Base Rent PSF	Anchor Tenants Current Lease Expiration/ Lease Option Expiration
Core Portfolio, continued
Midwest
Illinois
Hobson West Plaza	Naperville	1998 (A)	Fee	99,125		96%	$1,117,715	11.79	Garden Fresh Markets 2012/2032
Clark Diversey	Chicago	2006 (A)	Fee	19,265		96%	810,154	43.93
West Diversey	Chicago	2011 (A)	Fee	46,259		100%	1,757,463	37.99	Trader Joe's 2021/2041
Chicago Street Retail Portfolio (7)	Chicago	2011 (A)	Fee	24,374		100%	1,279,938	52.51
Core Portfolio, continued
Indiana
Merrillville Plaza	Merrillville	1998 (A)	Fee	235,824		92%	2,852,636	13.22	TJ Maxx 2019/2029 JC Penney 2013/2018 OfficeMax 2013/2028 K&G Fashion 2017/2027
Michigan
Bloomfield Town Square (8)	Bloomfield Hills	1998 (A)	Fee	236,418		69%	2,277,192	13.88	TJ Maxx 2019/2029 Home Goods 2016/2026 Best Buy 2021/2041
Ohio
Mad River Station	Dayton	1999 (A)	Fee	125,984	(9)	81%	1,264,608	12.39	Babies ‘R’ Us 2015/2020 Office Depot 2015/—
Total Midwest Region				787,249		85%	$11,359,706	$17.06

Mid-Atlantic
New Jersey
Marketplace of Absecon	Absecon	1998 (A)	Fee	104,762		72%	1,231,831	16.43	Rite Aid 2020/2040 White Horse Liquors 2019/-
Delaware
Brandywine Town Center	Wilmington	2003 (A)	Fee/JV (10)	874,989		97%	12,800,555	15.13	Bed, Bath & Beyond 2014/2029 Dick’s Sporting Goods 2013/2028 Lowe’s Home Centers 2018/2048 Target 2018/2058 HH Gregg 2020/2035
Market Square Shopping Center	Wilmington	2003 (A)	Fee/JV (10)	102,047		98%	2,471,924	24.66	TJ Maxx 2016/2021 Trader Joe’s 2019/2034
Route 202 Shopping Center	Wilmington	2006 (C)	LI/JV (4) (10)	19,984		55%	558,340	50.89

Shopping Center	Location	Year Constructed (C) Acquired (A)	Ownership Interest	GLA	Occupancy % 12/31/11 (1)	Annual Base Rent	Annual Base Rent PSF	Anchor Tenants Current Lease Expiration/ Lease Option Expiration
Core Portfolio, continued
Pennsylvania
Mark Plaza	Edwardsville	1968 (C)	LI/Fee (4)	216,401	86%	823,922	4.45	Kmart 2014/2049
Plaza 422	Lebanon	1972 (C)	Fee	156,279	100%	795,852	5.09	Home Depot 2028/2058 Dunham’s 2016/2031
Route 6 Mall	Honesdale	1994 (C)	Fee	175,519	100%	1,175,170	6.70	Kmart 2020/2070 Fashion Bug 2016/- Advance Auto 2013/-
Chestnut Hill (11) (12)	Philadelphia	2006 (A)	Fee	37,916	14%	164,483	31.94
Abington Towne Center	Abington	1998 (A)	Fee	216,369	99%	1,120,795	19.63	TJ Maxx 2016/2021 Target (13)
District of Columbia
Georgetown Portfolio (14)	Washington D.C.	2011 (A)	Fee/JV	27,666	96%	1,649,967	61.87
Total Mid-Atlantic Region				1,931,932	93%	$22,792,839	$13.91

Total Core Properties				4,981,613	91%	$69,431,814	$16.31

Opportunity Fund Portfolio
Fund I Properties

New York
Tarrytown Shopping Center	Tarrytown	2004 (A)	Fee	34,979	85%	847,360	28.40	Walgreen’s 2080/—
VARIOUS REGIONS
Kroger/Safeway Portfolio	3 locations (15)	2003 (A)	LI/JV (4)	97,500	69%	302,076	4.48	Kroger 2014/2049 Safeway 2014/2044
Total Fund I Properties				132,479	73%	$1,149,436	$11.81
Fund II Properties
New York
Pelham Plaza	Pelham Manor	2004 (A)	LI/JV (4)	228,493	91%	5,622,651	27.05	BJ’s Wholesale Club 2033/2053 Michaels 2013/2033 Petsmart 2021/2036
Fordham Place	Bronx	2004(A)	Fee/JV	119,446	100%	5,519,760	46.21	Best Buy 2019/2039 Sears 2023/2033
Liberty Avenue	New York	2005 (A)	LI/JV (4)	26,125	83%	732,755	33.83	CVS 2032/2052
Canarsie Plaza	Brooklyn	2007 (A)	Fee/JV	273,536	92%	7,494,788	29.75	BJ’s Wholesale Club 2030/2055 Petsmart 2022/2037

Shopping Center	Location	Year Constructed (C) Acquired (A)	Ownership Interest	GLA	Occupancy % 12/31/11 (1)	Annual Base Rent	Annual Base Rent PSF	Anchor Tenants Current Lease Expiration/ Lease Option Expiration
Opportunity Funds, continued
216th Street	New York	2005 (A)	Fee/JV	60,000	100%	2,460,000	41.00	City of New York 2027/2032
161st Street (19)	Bronx	2005 (A)	Fee/JV	236,571	87%	4,617,137	22.36	City of New York MTM
Total Fund II Properties				944,171	92%	$26,447,091	$30.49
Fund III Properties
Connecticut
125 Main Street	Westport	2007 (A)	Fee/JV	27,033	80%	1,639,550	75.64	Gap 2021/2026
New York
Cortlandt Towne Center	Mohegan Lake	2009 (A)	Fee	641,211	90%	9,270,706	16.06	Walmart 2018/2048 A&P 2022/2047 Best Buy 2017/2032 Petsmart 2014/2034
654 Broadway	New York	2011 (A)	Fee	2,896	100%	300,000	103.59
New Hyde Park Shopping Center	New Hyde Park	2011 (A)	Fee	31,498	91%	855,244	29.76
Massachusetts
White City Shopping Center	Shrewsbury	2010 (A)	Fee/JV (16)	255,560	93%	5,184,956	21.85	Shaw’s 2018/2033 Michaels 2012/2022
Maryland
White Oak	Silver Spring	2011 (A)	Fee/JV (17)	64,626	100%	874,416	13.53	Super Fresh 2021/2076
Parkway Crossing	Baltimore	2011 (A)	Fee/JV (17)	260,264	74%	1,271,641	6.63	Home Depot 2032/- Big Lots 2016/-
Florida
Lincoln Road	Miami	2011 (A)	Fee/JV (18)	61,443	35%	2,305,809	105.99
Illinois
Heritage Shops	Chicago	2011 (A)	Fee	105,449	76%	2,621,122	32.69	LA Fitness 2025/2040
Total Fund III Properties				1,449,980	85%	$24,323,444	$19.84
Total Opportunity Fund Operating Properties (20)				2,526,630	87%	$51,919,971	$23.62

Notes:
(1)	Does not include space for which lease term had not yet commenced as of December 31, 2011.

(2)	In addition to the 16,834 square feet of retail GLA, this property also has 21 apartments comprising 14,434 square feet.

(3)	The vacant anchor space, formerly occupied by an A&P store, is currently in the process of being re-anchored with a a replacement tenant.

(4)	We are a ground lessee under a long-term ground lease.

(5)	We have a 49% investment in this property.

(6)	Includes a 97,300 square foot Wal-Mart which is not owned by us.

(7)	Includes six properties (56 E. Walton, 841 W. Armitage, 2731 N. Clark, 2140 N. Clybourn, 853 W. Armitage and 2299 N. Clybourn).

(8)	Re-anchoring activities at this property commenced during second quarter 2011 and are expected to be completed during 2012.

Shopping Center	Location	Year Constructed (C) Acquired (A)	Ownership Interest	GLA	Occupancy % 12/31/11 (1)	Annual Base Rent	Annual Base Rent PSF	Anchor Tenants Current Lease Expiration/ Lease Option Expiration
Notes, continued
(9)	The GLA for this property excludes 29,857 square feet of office space.

(10)	We have a 22% investment in this property.

(11)	Property consists of two buildings.

(12)	Does not include space leased but not yet occupied as of December 31, 2011, aggregating 23,500 square feet.

(13)	Includes a 157,616 square foot Target Store that is not owned by us.

(14)	Includes six properties (1533 Wisconsin Ave., 3025 M St., 3034 M St., 3146 M St, 3259-61 M St., and 2809 M St.). We have a 50% investment in this property.

(15)	Three remaining assets including locations in Benton, AR, Tulsa, OK and Indianapolis, IN.

(16)	The Fund has an 84% investment in this property.

(17)	The Fund has a 90% investment in this property.

(18)	The Fund has a 95% investment in this property.

(19)	Currently operating but re-tenanting activities have commenced.

(20)	In addition to the Opportunity Fund operating properties, there are three properties under redevelopment; Sherman Plaza (Fund II), CityPoint (Fund II) and Sheepshead Bay (Fund III).

MAJOR TENANTS
No individual retail tenant accounted for more than 4.1% of base rents for the year ended December 31, 2011 or occupied more than 7.6% of total leased GLA as of December 31, 2011. The following table sets forth certain information for the 20 largest retail tenants based upon base rents in place as of December 31, 2011. The amounts below include our pro-rata share of GLA and annualized base rent for the Operating Partnership’s partial ownership interest in properties, including the Opportunity Funds:

	Number of			Percentage of Total Represented by Retail Tenant (2)
Retail Tenant	Stores in Portfolio	Total GLA	Annualized Base Rent (1)	Total Portfolio GLA	Annualized Base Rent
Supervalu (Shaw’s)	5	186,489	$2,563,450	4.1%	4.1%
Ahold (Stop and Shop)	3	155,177	2,131,400	3.5%	3.4%
A&P	4	90,391	1,828,055	2.0%	2.9%
Walgreen's	6	45,337	1,783,898	1.0%	2.9%
TJX Companies	9	190,172	1,708,874	4.2%	2.7%
BJ's Wholesale Club	4	60,695	1,663,200	1.4%	2.7%
Sears	6	341,638	1,651,067	7.6%	2.6%
LA Fitness	1	64,926	1,479,473	1.4%	2.4%
Restoration Hardware	1	12,293	1,166,090	0.3%	1.9%
Home Depot	4	230,895	1,121,476	5.1%	1.8%
Stage Deli	1	4,211	1,050,000	0.1%	1.7%
Trader Joe's	2	19,094	961,105	0.4%	1.5%
Price Chopper	1	87,709	958,924	2.0%	1.5%
Barnes & Noble	4	30,758	922,077	0.7%	1.5%
Walmart	2	115,420	887,440	2.6%	1.4%
Sleepy's	8	34,532	848,374	0.8%	1.4%
Best Buy	5	43,227	806,162	1.0%	1.3%
Pier 1 Imports	5	25,454	664,439	0.6%	1.1%
CVS	5	36,454	642,022	0.8%	1.0%
JP Morgan Chase	6	19,126	620,914	0.4%	1.0%
Total	82	1,793,998	$25,458,440	40.0%	40.8%

Notes:
(1)	Base rents do not include percentage rents, additional rents for property expense reimbursements and contractual rent escalations due after December 31, 2011.

(2)	Represents percentage of total GLA and annualized base rent for our retail properties including the Operating Partnership’s pro-rata share of joint venture properties, including the Opportunity Funds.

LEASE EXPIRATIONS
The following table shows scheduled lease expirations for retail tenants in place as of December 31, 2011, assuming that none of the tenants exercise renewal options. (GLA and Annualized Base Rent in thousands):
Core Portfolio:

		Annualized Base Rent (1)		GLA
Leases maturing in	Number of Leases	Current Annual Rent	Percentage of Total	Square Feet	Percentage of Total
Month to Month	1	$64	—%	3	—%
2012	53	6,041	9%	398	9%
2013	62	8,931	13%	498	12%
2014	63	8,834	13%	485	11%
2015	40	6,747	10%	440	10%
2016	51	6,677	9%	462	11%
2017	18	5,344	8%	213	5%
2018	28	7,399	10%	459	11%
2019	20	2,021	3%	167	4%
2020	15	2,986	4%	257	6%
Thereafter	42	14,388	21%	875	21%
Total	393	$69,432	100%	4,257	100%

Opportunity Fund Portfolio:

		Annualized Base Rent (1)		GLA
Leases maturing in	Number of Leases	Current Annual Rent	Percentage of Total	Square Feet	Percentage of Total
Month to Month	3	$192	—%	15	1%
2012	18	5,112	10%	237	11%
2013	17	3,128	6%	128	6%
2014	21	3,103	6%	193	9%
2015	13	1,358	3%	58	3%
2016	22	2,663	5%	111	5%
2017	8	2,148	4%	76	3%
2018	14	3,477	7%	266	12%
2019	9	3,396	6%	67	3%
2020	8	933	2%	31	1%
Thereafter	46	26,410	51%	1,009	46%
Total	179	$51,920	100%	2,191	100%

Notes:
(1)	Base rents do not include percentage rents, additional rents for property expense reimbursements, nor contractual rent escalations.

GEOGRAPHIC CONCENTRATIONS
The following table summarizes our retail properties by region as of December 31, 2011. The amounts below also reflect properties that we invest in through joint ventures and that are held in our Opportunity Funds (GLA and Annualized Base Rent in thousands):

					Percentage of Total Represented by Region
Region	GLA (1)	Occupied % (2)	Annualized Base Rent (2)	Annualized Base Rent per Occupied Square Foot	GLA	Annualized Base Rent
Core Portfolio:
Operating Properties:
New York Region	1,066	84%	$24,908	$27.69	21%	36%
New England	1,196	96%	10,371	9.84	24%	15%
Midwest	787	85%	11,360	17.06	16%	16%
Mid-Atlantic	1,932	93%	22,793	13.91	39%	33%
Total Core Operating Properties	4,981	91%	$69,432	$16.31	100%	100%

Opportunity Fund Portfolio:
Operating Properties:
New York Region	1,682	91%	39,360	25.76	67%	76%
New England	256	93%	5,185	21.85	10%	10%
Midwest	105	76%	2,621	32.69	4%	5%
Mid - Atlantic	325	81%	2,146	8.12	13%	4%
Southeast	61	35%	2,306	105.99	2%	4%
Other	98	69%	302	4.48	4%	1%
Total Opportunity Fund Operating Properties	2,527	87%	$51,920	$23.62	100%	100%

Notes:
(1)	Property GLA includes a total of 255,000 square feet, which is not owned by us. This square footage has been excluded for calculating annualized base rent per square foot.

(2)	The above occupancy and rent amounts do not include space that is currently leased, but for which payment of rent had not commenced as of December 31, 2011.

SELF-STORAGE PORTFOLIO
During February 2008, we, through Fund III, acquired a 95% controlling interest in a portfolio of eleven self-storage properties from Storage Post’s existing institutional investors for approximately $174.0 million. In addition, we, through Fund II, developed three self-storage properties. The fourteen self-storage property portfolio, located throughout New York and New Jersey, totals 1,124,135 net rentable square feet, and is operating at various stages of stabilization as detailed in the table below. The portfolio is operated by Self Storage Management, a joint venture entity formed by Fund III and an unaffiliated partner.

Owner	Operating Properties	Location	Net Rentable Square Feet	Occupancy as of December 31, 2011
	Stabilized
Fund III	Suffern	Suffern, New York	78,825
Fund III	Yonkers	Westchester, New York	100,697
Fund III	Jersey City	Jersey City, New Jersey	76,920
Fund III	Webster Ave	Bronx, New York	36,339
Fund III	Linden	Linden, New Jersey	84,035
Fund III	Bruckner Blvd	Bronx, New York	89,422
Fund III	New Rochelle	Westchester, New York	42,155
Fund III	Lawrence	Lawrence, New York	97,743
	Subtotal Stabilized		606,136	89.9%

	Redeveloped - in Lease-up
Fund III	Long Island City	Queens, New York	134,193
	Subtotal in Lease-up		134,193	79.4%

	Total Operating Properties		740,329	85.3%

	In Initial Lease-up
Fund III	Fordham Road	Bronx, New York	85,155
Fund III	Ridgewood	Queens, New York	87,645
Fund II	Liberty Avenue	Queens, New York	72,900
Fund II	Pelham Plaza	Pelham Manor, New York	62,220
Fund II	Atlantic Avenue	Brooklyn, New York	75,886
	Subtotal in Initial Lease-up		383,806	85.1%

	Total Self-Storage Portfolio		1,124,135	87.0%

ITEM 3. LEGAL PROCEEDINGS.
We are involved in various matters of litigation arising in the normal course of business. While we are unable to predict with any certainty the amounts involved, management is of the opinion that, when such litigation is resolved, our resulting exposure to loss contingencies, if any, will not have a significant effect on our consolidated financial position, results of operations, or liquidity.
In addition to the foregoing, we are currently involved in the following litigation matters:
In September 2008, the Company, certain of its subsidiaries, and other unrelated entities (the “Investor Consortium”) were named as defendants in an adversary proceeding brought by Mervyn's LLC (“Mervyns”) in the United States Bankruptcy Court for the

District of Delaware. The action involves five claims alleging fraudulent transfers in which Mervyns is nominally seeking approximately $1.175 billion in damages from the Investor Consortium, although the actual claims made by the administrator and the unsecured creditors are substantially less. The first claim contends that, at the time of the sale of Mervyns by Target Corporation to the Investor Consortium, a transfer of assets was made in an effort to defraud creditors. The Company believes that this aspect of the case is without merit. The remaining four claims relate to transfers of assets of Mervyns at various times after the sale by Target. The Company believes that there are substantial defenses to these claims and intends to continue to defend them vigorously. This matter is in the early stages of discovery. The parties to this action have agreed to a non-binding mediation, which is scheduled for the end of March, 2012.

Because of the inherently unpredictable nature of litigation, the Company could incur some amount of liability in connection with this matter. However, at the present time, there have not been sufficient developments in this matter for us to estimate the reasonably possible loss or range of loss that the Company might incur as a result of this matter.
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
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
(a) Market Information, dividends and record holders of our Common Shares
The following table shows, for the period indicated, the high and low sales price for our Common Shares as reported on the New York Stock Exchange, and cash dividends declared during the two years ended December 31, 2011 and 2010:

Quarter Ended			Dividend
2011	High	Low	Per Share
March 31, 2011	$19.80	$17.86	$0.1800
June 30, 2011	20.99	18.63	0.1800
September 30, 2011	21.97	17.82	0.1800
December 31, 2011	20.72	17.85	0.1800
2010
March 31, 2010	$18.40	$14.88	$0.1800
June 30, 2010	19.80	16.22	0.1800
September 30, 2010	19.77	15.87	0.1800
December 31, 2010	20.17	17.72	0.1800
At February 28, 2012, there were 311 holders of record of our Common Shares.
We have determined for income tax purposes that 97% of the total dividends distributed to shareholders during 2011 represented ordinary income (22% qualified dividends and 75% nonqualified dividends) and 3% represented capital gains. The dividend for the quarter ended December 31, 2011 was paid on February 1, 2012 and will be taxable in 2012. Our cash flow is affected by a number of factors, including the revenues received from rental properties, our operating expenses, the interest expense on our borrowings, the ability of lessees to meet their obligations to us and unanticipated capital expenditures. Future dividends paid by us will be at the discretion of the Trustees and will depend on our actual cash flows, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Trustees deem relevant. In addition, we have the ability to pay dividends in cash, Common Shares or in any combination of cash (minimum 10%) and Common Shares (maximum 90%).

(b) Issuer purchases of equity securities
We have an existing share repurchase program that authorizes management, at its discretion, to repurchase up to $20.0 million of our outstanding Common Shares. The program may be discontinued or extended at any time and there is no assurance that we will purchase the full amount authorized. There were no Common Shares repurchased by us during the year ended December 31, 2011. Under this program we have repurchased 2.1 million Common Shares, none of which were repurchased after December 2001. As of December 31, 2011, management may repurchase up to approximately $7.5 million of our outstanding Common Shares under this program.
(c) Securities authorized for issuance under equity compensation plans
The following table provides information related to our 1999 Share Incentive Plan (the “1999 Plan”), 2003 Share Incentive Plan (the “2003 Plan”) and the 2006 Share Incentive Plan (the “2006 Plan”) as of December 31, 2011:

	Equity Compensation Plan Information
	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted - average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	150,283	$18.33	600,451	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	150,283	$18.33	600,451	(1)

Notes:
(1)
The 1999 Plan authorizes the issuance of incentive awards equal to up to 8% of the total Common Shares outstanding from time to time on a fully diluted basis. However, not more than 4,000,000 of the Common Shares in the aggregate may be issued pursuant to any incentive awards and no participant may receive more than 5,000,000 Common Shares during the term of the 1999 Plan. The 2003 Plan authorizes the issuance of incentive awards equal to up to 4% of the total Common Shares outstanding from time to time on a fully diluted basis. However, no participant may receive more than 1,000,000 Common Shares during the term of the 2003 Plan. The 2006 Plan authorizes the issuance of a maximum number of 500,000 Common Shares. No participant may receive more than 500,000 Common Shares during the term of the 2006 Plan. We have also issued LTIP Units, which are generally exchangeable on a one-for-one basis for our Operating Partnership Units which in turn are convertible into Common Shares. Reference is made to Note 15 to our Consolidated Financial Statements, which begin on Page F-1 of this Form 10-K, for a summary of our Share Incentive Plans.

Remaining Common Shares available under our share incentive plans is as follows:

Outstanding Common Shares as of December 31, 2011	42,586,376
Outstanding OP Units as of December 31, 2011	497,574
Total Outstanding Common Shares and OP Units	43,083,950

12% of Common Shares and OP Units pursuant to the 1999 and 2003 Plans	5,170,074
Common Shares pursuant to the 2006 Plan	500,000
Total Common Shares available under equity compensation plans	5,670,074

Less: Issuance of Restricted Shares and LTIP Units Granted	(2,294,104)
Issuance of Options Granted	(2,775,519)
Number of Common Shares remaining available	600,451
(d) Share Price Performance Graph (1)
The following graph compares the cumulative total shareholder return for our Common Shares for the period commencing December 31, 2006 through December 31, 2011 with the cumulative total return on the Russell 2000 Index (“Russell 2000”), the

NAREIT All Equity REIT Index (the “NAREIT”) and the SNL Shopping Center REITs (the “SNL”) over the same period. Total return values for the Russell 2000, the NAREIT, the SNL and the Common Shares were calculated based upon cumulative total return assuming the investment of $100.00 in each of the Russell 2000, the NAREIT, the SNL and our Common Shares on December 31, 2006, and assuming reinvestment of dividends. The shareholder return as set forth in the table below is not necessarily indicative of future performance.
Note:
(1) The information in this section is not “soliciting material,” is not deemed “filed” with the SEC, and is not to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.
Comparison of 5 Year Cumulative Total Return among Acadia Realty Trust, the Russell 2000, the NAREIT and the SNL:

	Period Ended
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Acadia Realty Trust	$100.00	$106.46	$64.62	$80.74	$90.84	$104.09
Russell 2000	100.00	98.43	65.18	82.89	105.14	100.75
NAREIT All Equity REIT Index	100.00	84.31	52.50	67.20	85.98	93.10
SNL REIT Retail Shopping Ctr Index	100.00	82.33	49.57	48.93	63.52	61.70
ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth, on a historical basis, our selected financial data. This information should be read in conjunction with our audited Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this Form 10-K. Funds from operations (“FFO”) amounts for the year ended December 31, 2011 have been adjusted as set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Reconciliation of Net Income to Funds from Operations and Adjusted Funds From Operations.”

	Years ended December 31,
(dollars in thousands, except per share amounts)	2011	2010	2009	2008	2007
OPERATING DATA:
Revenues	$150,161	$141,045	$134,445	$121,462	$75,917
Operating expenses, excluding depreciation and reserves	71,143	66,698	68,484	58,450	43,647
Interest expense	37,109	40,498	35,632	31,635	26,290
Depreciation and amortization	32,986	28,808	27,612	22,508	16,633
Gain on sale of land	—	—	—	763	—
Equity in earnings (losses) of unconsolidated partnerships	1,555	10,971	(1,529)	19,906	6,619
Impairment of investment in unconsolidated affiliate	—	—	(3,768)	—	—
Reserve for notes receivable	—	—	(1,734)	(4,392)	—
Other interest income	276	408	642	3,370	5,833
Gain from bargain purchase	—	33,805	—	—	—
Gain on debt extinguishment	1,268	—	7,057	1,523	—
Income tax provision	474	2,890	1,541	3,362	297
Income from continuing operations	11,548	47,335	1,844	26,677	1,502
Income from discontinued operations	42,167	3,332	10,862	10,760	11,215
Income from extraordinary item (1)	—	—	—	—	27,844
Net income	53,715	50,667	12,706	37,437	40,561
Loss (income) attributable to noncontrolling interests:
Continuing operations	8,514	(19,075)	24,730	(10,387)	10,747
Discontinued operations	(10,674)	(1,535)	(6,303)	(1,982)	(1,795)
Extraordinary item	—	—	—	—	(24,167)
Net (income) loss attributable to noncontrolling interests	(2,160)	(20,610)	18,427	(12,369)	(15,215)
Net income attributable to Common Shareholders	$51,555	$30,057	$31,133	$25,068	$25,346
Supplemental Information:
Income from continuing operations attributable to Common Shareholders	$20,062	$28,260	$26,574	$16,290	$12,249
Income from discontinued operations attributable to Common Shareholders	31,493	1,797	4,559	8,778	9,420
Income from extraordinary item attributable to Common Shareholders	—	—	—	—	3,677
Net income attributable to Common Shareholders	$51,555	$30,057	$31,133	$25,068	$25,346
Basic earnings per share:
Income from continuing operations	$0.50	$0.70	$0.70	$0.48	$0.37
Income from discontinued operations	0.77	0.05	0.12	0.26	0.28
Income from extraordinary item	—	—	—	—	0.11
Basic earnings per share	$1.27	$0.75	$0.82	$0.74	$0.76
Diluted earnings per share:
Income from continuing operations	$0.49	$0.70	$0.70	$0.47	$0.36
Income from discontinued operations	0.77	0.04	0.12	0.26	0.27
Income from extraordinary item	—	—	—	—	0.11
Diluted earnings per share	$1.26	$0.74	$0.82	$0.73	$0.74
Weighted average number of Common Shares outstanding
basic	40,697	40,136	38,005	33,813	33,600
diluted	40,986	40,406	38,242	34,267	34,282
Cash dividends declared per Common Share (3)	$0.7200	$0.7200	$0.7500	$0.8951	$1.0325

	Years ended December 31,
(dollars in thousands, except per share amounts)	2011	2010	2009	2008	2007
BALANCE SHEET DATA:
Real estate before accumulated depreciation	$1,471,745	$1,305,561	$1,119,758	$1,004,347	$729,979
Total assets	1,653,319	1,524,806	1,382,464	1,291,383	998,783
Total mortgage indebtedness	787,910	806,212	730,287	650,508	391,108
Total convertible notes payable	930	48,712	47,910	100,403	105,790
Total Common Shareholders’ equity	384,114	318,212	312,185	227,722	249,717
Noncontrolling interests	385,195	269,310	220,292	214,506	171,111
Total equity	769,309	587,522	532,477	442,228	420,828
OTHER:
Funds from Operations, adjusted for extraordinary item (1) (2)	40,297	50,440	49,613	37,964	42,094
Cash flows provided by (used in):
Operating activities	66,332	44,377	47,462	66,517	105,294
Investing activities	(153,157)	(60,745)	(123,380)	(302,265)	(208,998)
Financing activities	56,045	43,152	83,035	199,096	87,476

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

(2)
We consider funds from operations (“FFO”) as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) to be an appropriate supplemental disclosure of operating performance for an equity REIT due to its widespread acceptance and use within the REIT and analyst communities. FFO is presented to assist investors in analyzing our performance. It is helpful as it excludes various items included in net income that are not indicative of the operating performance, such as gains (losses) from sales of depreciated property and depreciation and amortization. However, our method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO does not represent cash generated from operations as defined by generally accepted accounting principles (“GAAP”) and is not indicative of cash available to fund all cash needs, including distributions. It should not be considered as an alternative to net income for the purpose of evaluating our performance or to cash flows as a measure of liquidity. Consistent with the NAREIT definition, we define FFO as net income (computed in accordance with GAAP), excluding gains (losses) from sales of depreciated property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. See "Reconciliation of Net Income to Funds From Operations and Adjusted Funds From Operations" in Item 7 below.

(3)	In addition to the $0.8951 cash dividends declared in 2008, we declared a Common Share dividend of $0.4949.
ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
OVERVIEW
As of December 31, 2011, we operated 82 properties, which we own or have an ownership interest in, within our Core Portfolio or within our three Opportunity Funds. Our Core Portfolio consists of those properties either 100% owned by, or partially owned through joint venture interests by the Operating Partnership, or subsidiaries thereof, not including those properties owned through our Opportunity Funds. These 82 properties consist of commercial properties, primarily urban/street retail locations, neighborhood and community shopping centers, mixed-use properties with a retail component and urban self-storage locations. The properties we operate are located primarily in high-barrier-to-entry, densely-populated metropolitan areas in the United States along the East Coast and in Chicago. There are 48 properties in our Core Portfolio totaling approximately 5.0 million square feet. Fund I has four remaining properties comprising approximately 0.1 million square feet. Fund II has nine properties, seven of which (representing 1.2 million square feet) are currently operating, one is under construction, and one is in the design phase. Three of the properties also include a self-storage component. We expect the Fund II portfolio will have approximately 2.0 million square feet upon completion of all current construction and anticipated redevelopment activities. Fund III has 21 properties totaling approximately 2.3 million square feet, of which 11 locations representing 0.9 million net rentable square feet are self-storage facilities. The majority of our operating income is derived from rental revenues from these 82 properties, including recoveries from tenants, offset by operating and overhead expenses. As our RCP Venture invests in operating companies, we consider these investments to be private-equity style, as opposed to real estate, investments. Since these are not traditional investments in operating rental real estate but investments in operating businesses, the Operating Partnership invests in these through a taxable REIT subsidiary (“TRS”).
Our primary business objective is to acquire and manage commercial retail properties that will provide cash for distributions to shareholders while also creating the potential for capital appreciation to enhance investor returns. We focus on the following fundamentals to achieve this objective:

•
Own and operate a Core Portfolio (as defined in Item 2. of this Form 10-K) of high-quality retail properties located primarily in high-barrier-to-entry, densely-populated metropolitan areas and create value through accretive redevelopment and re-anchoring activities coupled with the acquisition of high-quality assets that have the long-term potential to outperform the asset class as part of our Core asset recycling and acquisition initiative.

•
Generate additional external growth through an opportunistic yet disciplined acquisition program through our Opportunity Funds(as defined in Item 1. of this Form 10-K). We target transactions with high inherent opportunity for the creation of additional value through:

◦	value-add investments in high-quality urban and/or street retail properties with re-tenanting or repositioning opportunities,

◦	opportunistic acquisitions of well-located real-estate anchored by distressed retailers or by motivated sellers and

◦	opportunistic purchases of debt which may include restructuring.

These may also include joint ventures with private equity investors for the purpose of making investments in operating retailers with significant embedded value in their real estate assets.

•	Maintain a strong and flexible balance sheet through conservative financial practices while ensuring access to sufficient capital to fund future growth.

BUSINESS OUTLOOK
The U.S. economy is currently in a post-recessionary period. The recession resulted in a significant decline in retail sales due to reduced consumer spending. Although the occupancy and net operating income within our portfolio has not been materially adversely affected through December 31, 2011, should the overall economy again decline, we would expect retailers to experience deteriorating sales performance, and the likelihood of additional tenant bankruptcy filings may increase, which would negatively impact our results of operations. In addition to the impact on retailers, the recession had a significant impact on the U.S. credit markets. Some sources of financing, such as the commercial-mortgage backed security market, are still severely curtailed. If economic conditions again deteriorate, our ability to finance new acquisitions or refinance existing debts as they mature could be adversely affected. Accordingly, our ability to generate external growth in income, as well as maintain existing operating income, could be limited.
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
A discussion of the significant variances and primary factors contributing thereto within the results of operations for the years ended December 31, 2011, 2010 and 2009 are addressed below:

Comparison of the year ended December 31, 2011 (“2011”) to the year ended December 31, 2010 (“2010”)

Revenues	2011				2010
(dollars in millions)	Core Portfolio	Opportunity Funds	Self-Storage Investments	Notes Receivable and Other	Core Portfolio	Opportunity Funds	Self- Storage Investments	Notes Receivable and Other
Rental income	$45.9	$45.0	$21.3	$—	$44.6	$33.3	$19.6	$—
Interest income	—	—	—	11.4	—	—	—	19.2
Expense reimbursements	11.6	10.8	—	—	11.9	8.6	—	—
Lease termination income	0.1	—	—	—	0.3	—	—	—
Management fee income (1)	—	—	—	1.7	—	—	—	1.4
Other	0.4	—	1.9	—	0.3	0.2	1.7	—
Total revenues	$58.0	$55.8	$23.2	$13.1	$57.1	$42.1	$21.3	$20.6

Note:

(1)
Includes fees earned by us as general partner/managing member of the Opportunity Funds that are eliminated in consolidation and adjusts the loss (income) attributable to noncontrolling interests. The balance reflected in the table represents third party fees that are not eliminated in consolidation. Reference is made to Note 3 of the Notes to Consolidated Financial Statements which begin on page F-1 of this Form 10-K for an overview of our five reportable segments.

The increase in rental income in the Core Portfolio was primarily attributable to additional rents following the acquisitions of West Diversey, Mercer Street and the Latsko properties in 2011 ("2011 Core Acquisitions"). Rental income in the Opportunity Funds increased from additional rents at Canarsie, Pelham Manor, 161st Street and Westport of $10.2 million for leases that commenced during 2010 and 2011 ("Fund Redevelopment Properties") as well as additional rents of $2.1 million following the acquisition of The Heritage Shops at Millennium Park ("2011 Fund Acquisition") during April 2011. The increase in rental income in the Self-Storage Investments was a result of increased occupancy and rental rates throughout the Storage Portfolio.
Interest income decreased as a result of the full repayment of two notes during 2010 and 2011.
Expense reimbursements in the Opportunity Funds increased for both real estate taxes and common area maintenance primarily as a result of the Fund Redevelopment Properties and the 2011 Fund Acquisition.

Operating Expenses	2011				2010
(dollars in millions)	Core Portfolio	Opportunity Funds	Self- Storage Investments	Notes Receivable and Other	Core Portfolio	Opportunity Funds	Self- Storage Investments	Notes Receivable and Other
Property operating	$8.4	$11.5	$11.9	$(2.4)	$9.0	$11.4	$10.3	$(1.5)
Real estate taxes	8.6	7.4	2.6	—	8.2	6.1	2.9	—
General and administrative	24.2	16.7	—	(17.8)	22.4	13.6	—	(15.8)
Depreciation and amortization	14.2	15.5	4.2	(0.9)	13.8	10.9	4.5	(0.4)
Total operating expenses	$55.4	$51.1	$18.7	$(21.1)	$53.4	$42.0	$17.7	$(17.7)
The increase in property operating expenses in the Self-Storage Investments primarily related to higher operating costs in 2011 following increased occupancy throughout the Storage Portfolio.
Real estate taxes in the Opportunity Funds increased due to the Fund Redevelopment Properties and the 2011 Fund Acquisition.
General and administrative expense in the Core Portfolio increased as a result of higher stock compensation expense and employee severance costs during 2011. The increase in general and administrative expense in the Opportunity Funds related to an increase in Promote expense within Fund I resulting from the sale of 15 Kroger/Safeway properties. The variance in the Other category was related to the elimination of Fund I Promote expense for consolidated financial statement presentation purposes.
Depreciation and amortization expense in the Opportunity Funds increased due to the Fund Redevelopment Properties and the 2011 Fund Acquisition.

Other	2011				2010
(dollars in millions)	Core Portfolio	Opportunity Funds	Self- Storage Investments	Notes Receivable and Other	Core Portfolio	Opportunity Funds	Self- Storage Investments	Notes Receivable and Other
Equity in earnings (losses) of unconsolidated affiliates	$0.7	$3.7	(2.9)	$—	$0.6	$11.8	$(1.4)	$—
Other interest income	—	—	—	0.3	—	—	—	0.4
Gain from bargain purchase	—	—	—	—	—	33.8	—	—
Gain on debt extinguishment	1.3	—	—	—	—	—	—	—
Interest and other finance expense	(16.0)	(16.5)	(3.6)	(1.0)	(18.0)	(18.2)	(4.7)	0.4
Income tax provision	(1.1)	0.1	0.5	—	(3.2)	(0.1)	0.4	—
Income from discontinued operations	—	—	—	42.2	—	—	—	3.3
(Loss) income attributable to noncontrolling interests:
- Continuing operations	(0.3)	8.7	0.1	—	(0.3)	(18.9)	0.1	—
- Discontinued operations	—	—	—	(10.7)	—	—	—	(1.5)
Equity in earnings (losses) of unconsolidated affiliates in the Opportunity Funds decreased primarily as a result of a decrease in distributions in excess of basis from our Albertson’s investment of $6.3 million in 2011 and a decrease in our pro-rata share of income from Mervyns in 2011. The Self Storage Investments equity in earnings (losses) represents our pro-rata share of losses from our unconsolidated investment in a self storage management company which manages 21 locations, including our 14 self storage properties. The self storage management company currently operates at a deficit, however it plans to increase third-party assets under management to ultimately achieve profitability.
The $33.8 million gain from bargain purchase was attributable to Fund II’s purchase of an unaffiliated membership interest in CityPoint in 2010. Reference is made to Note 4 of the Notes to Consolidated Financial Statements which begin on page F-1 of this Form 10-K for a discussion of this transaction.
Gain on debt extinguishment of $1.3 million was the result of the purchase of mortgage debt at a discount in 2011.
Interest expense in the Core Portfolio decreased $2.0 million in 2011. This was the result of a decrease in average outstanding borrowings during 2010 resulting in a decrease of $1.5 million as well as a decrease in loan amortization expense of $0.4 million related to refinanced debt in 2011. Interest expense in the Opportunity Funds decreased $1.7 million in 2011. This was attributable to higher capitalized interest in 2011 and a decrease in loan amortization expense related to refinanced debt in 2010. These decreases were offset by an increase of $2.8 million related to higher average outstanding borrowings in 2011. Interest expense in the Self-Storage Investments decreased $1.1 million in 2011. This was primarily attributable to lower average interest rates during 2011.
The variance in the income tax provision in the Core Portfolio related to income taxes at the TRS level for our pro-rata share of income from our Albertson’s investment in 2010 and an overaccrual of the 2010 tax liability at the TRS levels.
Income from discontinued operations represents activity related to property sales during 2011.
(Loss) income attributable to noncontrolling interests – Continuing operations and Discontinued operations primarily represents the noncontrolling interests’ share of all the Opportunity Funds variances discussed above.

Comparison of the year ended December 31, 2010 (“2010”) to the year ended December 31, 2009 (“2009”)

Revenues	2010				2009
(dollars in millions)	Core Portfolio	Opportunity Funds	Self- Storage Investments	Notes Receivable and Other	Core Portfolio	Opportunity Funds	Self- Storage Investments	Notes Receivable and Other
Rental income	$44.6	$33.3	$19.6	$—	$47.3	$28.8	$9.9	$—
Interest income	—	—	—	19.2	—	—	—	19.7
Expense reimbursements	11.9	8.6	—	—	12.3	7.1	—	—
Lease termination income	0.3	—	—	—	2.8	—	—
Management fee income (1)	—	—	—	1.4	—	—	—	2.0
Other	0.3	0.2	1.7	—	1.9	1.4	1.3	—
Total revenues	$57.1	$42.1	$21.3	$20.6	$64.3	$37.3	$11.2	$21.7

Note:

(1)
Includes fees earned by us as general partner/managing member of the Opportunity Funds that are eliminated in consolidation and adjusts the loss (income) attributable to noncontrolling interests. The balance reflected in the table represents third party fees that are not eliminated in consolidation. Reference is made to Note 3 of the Notes to Consolidated Financial Statements which begin on page F-1 of this Form 10-K for an overview of our five reportable segments.

The decrease in rental income in the Core Portfolio was primarily attributable to tenant vacancies at Chestnut Hill and Third Avenue. Rental income in the Opportunity Funds increased as a result of additional rents following the acquisition of Cortlandt Towne Center in January, 2009 (“2009 Fund Acquisition”) of $1.0 million and additional rents at Fordham Place, Pelham Manor and Canarsie for leases that commenced in 2009 and 2010 (“2009/2010 Fund Redevelopment Properties”). The increase in rental income in the Storage Portfolio related to the full amortization of acquired lease intangible costs during 2009, increased occupancy in the Self-Storage Investments in 2010 as well as our discontinued practice of reporting the Storage Portfolio one month in arrears which was based on the historical unavailability of timely financial information. Based on improvements in the Storage Portfolio accounting systems, we report this activity on a current basis. Accordingly, the year ended December 31, 2010 reflects thirteen months of storage activity while the year ended December 31, 2009 reflects twelve months of storage activity (“Storage Portfolio Activity”).
Expense reimbursements in the Opportunity Funds increased for both real estate taxes and common area maintenance primarily as a result of the 2009 Fund Acquisition and 2009/2010 Fund Redevelopment Properties.
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

Operating Expenses	2010				2009
(dollars in millions)	Core Portfolio	Opportunity Funds	Self- Storage Investments	Notes Receivable and Other	Core Portfolio	Opportunity Funds	Self- Storage Investments	Notes Receivable and Other
Property operating	$9.0	$11.4	$10.3	$(1.5)	$10.8	$9.8	$8.7	$(1.2)
Real estate taxes	8.2	6.1	2.9	—	8.5	5.1	2.2	—
General and administrative	22.4	13.6	—	(15.8)	24.0	13.5	0.1	(15.6)
Depreciation and amortization	13.8	10.9	4.5	(0.4)	14.6	10.5	3.7	(1.2)
Abandonment of project costs	—	—	—	—	—	2.5	—	—
Reserve for notes receivable	—	—	—	—	—	—	—	1.7
Total operating expenses	$53.4	$42.0	$17.7	$(17.7)	$57.9	$41.4	$14.7	$(16.3)
Property operating expenses in the Core Portfolio decreased as a result of a decrease in bad debt expense in 2010. The increase in property operating expenses in the Opportunity Funds was primarily attributable to the 2009 Fund Acquisition and 2009/2010

Fund Redevelopment Properties. The increase in property operating expenses in the Self-Storage Investments primarily related to higher operating costs in 2010 following increased occupancy as well as the Storage Portfolio Activity.
The increase in real estate taxes in the Opportunity Funds was primarily attributable to the 2009 Fund Acquisition as well as 2009/2010 Fund Redevelopment Properties.
The decrease in general and administrative expense in the Core Portfolio was primarily attributable to reduced compensation expense following staff reductions in 2009.
Depreciation and amortization expense in the Core Portfolio decreased as a result of the write-off of lease intangible costs in connection with a terminated lease in 2009. The increase in depreciation and amortization in the Self-Storage Investments was the result of two self storage properties placed in service during the second quarter 2009.
The $2.5 million abandonment of project costs in the Opportunity Funds in 2009 was attributable to our determination that we most likely would not participate in a specific future development project.
The reserve for notes receivable of $1.7 million in 2009 related to the loss of an anchor tenant at the underlying collateral property.

Other	2010				2009
(dollars in millions)	Core Portfolio	Opportunity Funds	Self- Storage Investments	Notes Receivable and Other	Core Portfolio	Opportunity Funds	Self- Storage Investments	Notes Receivable and Other
Equity in earnings (losses) of unconsolidated affiliates	$0.6	$11.8	$(1.4)	$—	$0.7	$(2.2)	$—	$—
Impairment of investment in unconsolidated affiliate	—	—	—	—	—	(3.8)	—	—
Other interest income	—	—	—	0.4	—	—	—	0.6
Gain from bargain purchase	—	33.8	—	—	—	—	—	—
Gain on debt extinguishment	—	—	—	—	7.1	—	—	—
Interest and other finance expense	(18.0)	(18.2)	(4.7)	0.4	(19.5)	(10.6)	(5.7)	0.2
Income tax expense	(3.2)	(0.1)	0.4	—	(1.4)	(0.1)	—	—
Income from discontinued operations	—	—	—	3.3	—	—	—	10.9
(Loss) income attributable to noncontrolling interests:
- Continuing operations	(0.3)	(18.9)	0.1	—	(0.4)	24.6	0.5	—
- Discontinued operations	—	—	—	(1.5)	—	—	—	(6.3)
Equity in earnings (losses) of unconsolidated affiliates in the Opportunity Funds increased primarily as a result of an increase in distributions in excess of basis from our Albertson’s investment of $9.5 million in 2010 and an increase in our pro-rata share of income from Mervyns in 2010. Equity in earnings (losses) in the Self Storage Investments represents our pro-rata share of losses from our unconsolidated investment in the newly-formed self storage management company.
The $3.8 million impairment of investment in unconsolidated affiliate during 2009 was the result of the reduction in value of the underlying property due to the recession and the related reduction in Fund I’s carrying value of this investment including a partial guarantee of the mortgage debt.
The $33.8 million gain from bargain purchase was attributable to Fund II’s purchase of an unaffiliated membership interest in CityPoint as previously discussed.
The gain on debt extinguishment of $7.1 million was attributable to the purchase of our convertible debt at a discount in 2009.
Total interest expense in the Core Portfolio decreased $1.5 million in 2010. This was the result of a $2.4 million decrease attributable to lower average outstanding borrowings in 2010 offset by a $0.9 million increase attributable to higher average interest rates in 2010. Interest expense in the Opportunity Funds increased $7.6 million in 2010. This was the result of an increase of $2.9 million due to higher average interest rates in 2010, an increase of $1.8 million due to higher average outstanding borrowings in 2010, an increase in amortization expense of $2.6 million due to the write-off of deferred financing costs related to refinanced debt in 2010 and $0.3 million of lower capitalized interest in 2010. Interest expense in the Self-Storage Investments decreased $1.0 million in 2010. This was primarily attributable to a $1.4 million decrease due to lower average interest rates in 2010. This decrease was offset by $0.3 million of lower capitalized interest in 2010 and an increase of $0.2 million due to higher average outstanding borrowings in 2010.
The variance in the income tax expense in the Core Portfolio primarily related to income taxes at the TRS level for our pro-rata share of income from our Albertson’s investment in 2010.
Income from discontinued operations represents activity related to a property held for sale in 2010 and property sales in 2009.
(Loss) income attributable to noncontrolling interests – Continuing operations and Discontinued operations primarily represents the noncontrolling interests’ share of all the Opportunity Funds variances discussed above.
RECONCILIATION OF NET INCOME TO FUNDS FROM OPERATIONS AND ADJUSTED FUNDS FROM OPERATIONS

	For the Years Ended December 31,
(dollars in thousands)	2011	2010	2009	2008	2007
Net income attributable to Common Shareholders	$51,555	$30,057	$31,133	$25,068	$25,346
Depreciation of real estate and amortization of leasing costs:
Consolidated affiliates, net of noncontrolling interests’ share	18,274	18,445	18,847	18,519	19,669
Unconsolidated affiliates	1,549	1,561	1,604	1,687	1,736
Income attributable to noncontrolling interests in operating partnership (1)	635	377	464	437	614
Gain on sale of properties (net of noncontrolling interests’ share)
Consolidated affiliates	(31,716)	—	(2,435)	(7,182)	(5,271)
Unconsolidated affiliates	—	—	—	(565)	—
Extraordinary item (net of noncontrolling interests’ share and income taxes) (3)	—	—	—	—	(3,677)
Funds from operations (2)	40,297	50,440	49,613	37,964	38,417
Add back: Extraordinary item, net (3)	—	—	—	—	3,677
Funds from operations, adjusted for extraordinary item	$40,297	$50,440	$49,613	$37,964	$42,094
Adjusted Funds From Operations per Share - Diluted
Weighted average number of Common Shares and OP Units	41,467	40,876	38,913	34,940	34,924
Diluted funds from operations, per share	$0.97	$1.23	$1.28	$1.09	$1.21

Notes:
(1)	Represents income attributable to Common OP Units and does not include distributions paid to Series A and B Preferred OP Unitholders.

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
Distributions
In order to qualify as a REIT for Federal income tax purposes, we must currently distribute at least 90% of our taxable income to our shareholders. For the year ended December 31, 2011, we paid dividends and distributions on our Common Shares and Common OP Units totaling $29.9 million.
Investments
Fund I and Mervyns I
Fund I and Mervyns I have returned all invested capital and accumulated preferred return thus triggering our Promote in all future Fund I and Mervyns I earnings and distributions. As of December 31, 2011, $86.6 million has been invested in Fund I and Mervyns I, of which the Operating Partnership contributed $19.2 million.
As of December 31, 2011, Fund I currently owned, or had ownership interests in four remaining assets comprising approximately 0.1 million square feet as further discussed in “—PROPERTY ACQUISITIONS” in Item 1. of this Form 10-K.
In addition, we, along with our Fund I investors have invested in Mervyns as discussed in Item 1. of this Form 10-K.
Fund II and Mervyns II
To date, Fund II’s primary investment focus has been in the New York Urban/Infill Redevelopment Initiative and the Retailer Controlled Property Venture. As of December 31, 2011, $282.2 million has been invested in Fund II, of which the Operating Partnership contributed $56.4 million. The remaining capital balance of $17.8 million is expected to be utilized to complete development activities for existing Fund II investments.
Fund II has invested in the New York Urban/Infill Redevelopment and the RCP Venture initiatives and other investments. See “—PROPERTY ACQUISITIONS” in Item 1. of this Form 10-K for a table summarizing the New York Urban/Infill Redevelopment investments from inception through December 31, 2011.

RCP Venture
See “—PROPERTY ACQUISITIONS” in Item 1. of this Form 10-K for a table summarizing the RCP Venture investments from inception through December 31, 2011.
Fund III
During 2007, we formed Fund III with 14 institutional investors, including all of the investors from Fund I and a majority of the investors from Fund II with $502.5 million of committed discretionary capital. As of December 31, 2011, $226.8 million has been invested in Fund III, of which the Operating Partnership contributed $45.1 million.
Fund III has invested in New York Urban/Infill Redevelopment Initiatives and other investments as further discussed in “—PROPERTY ACQUISITIONS” in Item 1. of this Form 10-K. The projects are as follows:

Property	Location	Year acquired	Costs to date	Anticipated additional costs (1)	Estimated construction completion	Square feet upon completion
Sheepshead Bay	Brooklyn, NY	2007	$22.8	TBD	In design	TBD
125 Main Street	Westport, CT	2007	24.9	$0.6	Construction complete	27,000
Total			$47.7

Notes:
TBD – To be determined

(1) Anticipated additional costs for completed property represents costs for tenant improvements.
Other Fund III Investments
Fund III currently owns, or had ownership interests in, the following 19 assets comprising approximately 2.3 million square feet as follows:

(dollars in millions)
Property	Location	Date Acquired	Purchase Price	GLA
New Hyde Park	New Hyde Park, NY	December 2011	$11.2	31,500
654 Broadway	New York, NY	December 2011	13.7	18,700
Perring Parkway	Baltimore, MD	December 2011	21.6	260,000
The Heritage Shops at Millennium Park	Chicago, IL	April 2011	31.6	105,000
Lincoln Road	South Miami Beach, FL	February 2011	51.9	61,400
White Oak	Silver Spring, MD	February 2011	9.8	64,600
White City Shopping Center	Shrewsbury, MA	December 2010	56.0	225,200
Cortlandt Towne Center	Westchester Co. NY	January 2009	78.0	642,000
Self-storage Portfolio (11 locations)	Various NY and NJ locations	February 2008	174.0	913,000
Total			$447.8	2,321,400
Notes Receivable
As of December 31, 2011, our notes receivable, net aggregated $60.0 million, with accrued interest thereon of $2.5 million, and were collateralized by the underlying properties, the borrower’s ownership interest in the entities that own the properties and/or by the borrower’s personal guarantee. Effective interest rates on our notes receivable ranged from 6.0% to 24.0% with maturities through January 2017.
Investments made in notes receivable and preferred equity positions during 2011, 2010 and 2009 are discussed in “—NOTES RECEIVABLE, PREFERRED EQUITY AND OTHER REAL ESTATE RELATED INVESTMENTS ” in Item 1. of this Form 10-K.

Other Investments
Acquisitions made during 2011, 2010 and 2009 are discussed in “—PROPERTY ACQUISITIONS” in Item 1. of this Form 10-K.
Core Portfolio Property Redevelopment and Re-anchoring
Our Core Portfolio redevelopment and re-anchoring programs focus on selecting well-located urban/street retail locations and suburban shopping centers and creating significant value through re-tenanting and property redevelopment. During 2011, we initiated the re-anchoring of three properties, the Bloomfield Town Square, located in Bloomfield Hills, MI and two former A&P supermarket locations located in the New York City metropolitan area. Re-anchoring costs for the Bloomfield Town Center totaled $1.6 million as of December 31, 2011with total re-anchoring costs expected to be approximately $7.0 million. Re-anchoring costs associated with the two former A&P supermarket locations are estimated to range between $4.0 million and $8.0 million.
Purchase of Convertible Notes
Purchases of the Convertible Notes have been another use of our liquidity although as of December 31, 2011 all but $0.9 million of the Convertible Notes have been retired. During 2011, we purchased $48.8 million in face amount of our outstanding Convertible Notes for $49.0 million. During 2009, we purchased $57.0 million in face amount of our outstanding Convertible Notes for $46.7 million.

Share Repurchase
We have an existing share repurchase program that authorizes management, at its discretion, to repurchase up to $20.0 million of our outstanding Common Shares. The program may be discontinued or extended at any time and there is no assurance that we will purchase the full amount authorized. Under this program we have repurchased 2.1 million Common Shares, none of which were repurchased after December 2001. As of December 31, 2011, management may repurchase up to approximately $7.5 million of our outstanding Common Shares under this program.
SOURCES OF LIQUIDITY
We intend on using Fund III, as well as new opportunity funds that we may establish in the future, as the primary vehicles for our future acquisitions. Fund III has $220.8 million of unfunded capital commitments as of December 31, 2011. Additional sources of capital for funding property acquisitions, redevelopment, expansion and re-tenanting are expected to be obtained primarily from (i) the issuance of public equity or debt instruments, (ii) cash on hand and cash flow from operating activities, (iii) additional debt financings, (iv) noncontrolling interests’ unfunded capital commitments of $14.2 million for Fund II and (v) future sales of existing properties.
During 2011, Fund II received capital contributions of $17.0 million to fund development costs. During 2011, Fund III received capital contributions of $46.5 million to fund acquisitions and to pay down a portion of Fund III's credit facility.
As of December 31, 2011, we had cash and cash equivalents on hand of $89.8 million and $73.1 million of additional capacity under existing debt facilities.
Shelf Registration Statements and Issuance of Equity
During April 2009, we filed a shelf registration on Form S-3 providing for offerings of up to a total of $500.0 million of Common Shares, Preferred Shares and debt securities. We currently have remaining capacity under this registration statement to issue up to approximately $311 million of these securities. This shelf registration statement expires in April 2012 and we intend to replace it with a new shelf registration on Form S-3.
During November 2011, we issued 2.25 million Common Shares, which generated net proceeds of approximately $45.0 million.

In addition, during January 2012, we established an ATM equity program with an aggregate offering of up to $75.0 million in Common Shares. We intend to use the net proceeds of these offerings for general corporate purposes, which may include, among other things, repayment of our debt, future acquisitions, directly and through our Opportunity Funds, and redevelopments of and capital improvements to our properties.
During April 2009, we issued 5.75 million Common Shares and generated net proceeds of approximately $65.0 million. The proceeds were primarily used to purchase a portion of our outstanding convertible notes payable and pay down existing lines of credit.

Asset Sales
Asset sales are an additional source of liquidity for us. During the years ended December 31, 2011, 2010 and 2009, we disposed of the following properties:

(dollars in millions) Property	Year Sold	Sales Price	Gain (Loss)	Operating Partnership Share of Gain (Loss)	GLA
Fifteen Kroger/Safeway locations	2011	$17.5	$14.6	$2.4	617,276
Granville Centre	2011	2.3	(0.3)	(0.1)	134,997
Ledgewood Mall	2011	37.0	28.6	28.6	517,151
Oakbrook	2011	8.2	3.9	0.8	112,000
Blackman Plaza	2009	2.5	1.5	1.5	125,264
Six Kroger locations	2009	9.5	5.6	0.9	277,700
Total		$77.0	$53.9	$34.1	1,784,388
These sales are discussed in “—ASSET SALES AND CAPITAL/ASSET RECYCLING” in Item 1. of this Form 10-K.

Notes Receivable and Preferred Equity Repayments
Reference is made to Note 5 in our Consolidated Financial Statements, which begin on Page F-1 of this Form 10-K, for an overview of our notes receivable and preferred equity investments and for payments received during the years ended December 31, 2011, 2010 and 2009.
Financing and Debt
As of December 31, 2011, our outstanding mortgage and convertible notes payable aggregated $788.8 million, and were collateralized by 29 properties and related tenant leases. Interest rates on our outstanding indebtedness ranged from 1.55% to 7.34% with maturities that ranged from September 2012 to November 2032. Taking into consideration $57.0 million of notional principal under variable to fixed-rate swap agreements currently in effect, $300.2 million of the portfolio, or 38%, was fixed at a 5.8% weighted average interest rate and $488.6 million, or 62% was floating at a 3.7% weighted average interest rate as of December 31, 2011. There is $298.3 million of debt maturing in 2012 at weighted average interest rates of 4.0%. Of this amount, $2.8 million represents scheduled annual amortization. The loans relating to $56.5 million of the 2012 maturities provide for extension options, which we believe we will be able to exercise. As it relates to the remaining 2012 maturities, we may not have sufficient cash on hand to repay such indebtedness and, as such, we may have to refinance this indebtedness or select other alternatives based on market conditions at that time.
The following table sets forth certain information pertaining to our secured credit facilities:

(dollars in millions) Borrower	Total available credit facilities	Amount borrowed as of December 31, 2010	2011 net borrowings (repayments) during the year ended December 31, 2011	Amount borrowed as of December 31, 2011	Letters of credit outstanding as of December 31, 2011	Amount available under credit facilities as of December 31, 2011
Acadia Realty, LP	$64.5	$1.0	$—	$1.0	$4.6	$58.9
Fund II	40.0	40.0	—	40.0	—	—
Fund III	150.3	171.5	(35.4)	136.1	—	14.2
Total	$254.8	$212.5	$(35.4)	$177.1	$4.6	$73.1
Reference is made to Note 8 and Note 9 to our Consolidated Financial Statements, which begin on Page F-1 of this Form 10-K, for a summary of the financing and refinancing transactions during the year ended December 31, 2011.
CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS
At December 31, 2011, maturities on our mortgage notes ranged from September 2012 to November 2032. In addition, we have non-cancelable ground leases at nine of our shopping centers. We lease space for our White Plains corporate office for a term expiring in 2015. The following table summarizes our debt maturities, obligations under non-cancelable operating leases and construction commitments as of December 31, 2011:

	Payments due by period
Contractual obligations:	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
(dollars in millions)
Future debt maturities	$788.8	$298.4	$232.7	$154.4	$103.3
Interest obligations on debt	103.4	32.2	38.6	21.9	10.7
Operating lease obligations	162.6	5.1	10.2	9.1	138.2
Construction commitments (1)	22.9	22.9	—	—	—
Total	$1,077.7	$358.6	$281.5	$185.4	$252.2

Notes:
(1) In conjunction with the redevelopment of our Core Portfolio and Opportunity Fund properties, we have entered into construction commitments with general contractors. We intend to fund these requirements with existing liquidity.

OFF BALANCE SHEET ARRANGEMENTS
We have investments in the following joint ventures for the purpose of investing in operating properties. We account for these investments using the equity method of accounting. As such, our financial statements reflect our share of income and loss from but not the individual assets and liabilities of these joint ventures.
Reference is made to Note 4 to our Consolidated Financial Statements, which begin on page F-1 of this Form 10-K, for a discussion of our unconsolidated investments. Our pro-rata share of unconsolidated debt related to those investments is as follows:

(dollars in millions)
Investment	Pro-rata share of mortgage debt Operating Partnership	Interest rate at December 31, 2011	Maturity date
Crossroads	$29.6	5.37%	December, 2014
Brandywine	36.9	5.99%	July, 2016
White City	6.6	2.90%	December, 2017
Lincoln Road	3.8	6.14%	August, 2014
Georgetown Portfolio	5.1	5.12%	October 2012 - May 2021
Perring Parkway	2.5	2.50%	January, 2015
Total	$84.5

In addition, we have arranged for the provision of one separate letter of credit in connection with certain leases and investments. As of December 31, 2011, there was no outstanding balance under the letter of credit. If the letter of credit were fully drawn, the maximum amount of our exposure would be $4.6 million.

In addition to our derivative financial instruments, one of our unconsolidated affiliates is a party to two separate interest rate LIBOR swaps with a notional value of $29.6 million, which effectively fix the interest rate at 5.54% and expire in December 2017. Our pro-rata share of the fair value of the derivative liabilities totaled $0.4 million at December 31, 2011.
HISTORICAL CASH FLOW
The following table compares the historical cash flow for the year ended December 31, 2011 (“2011”) with the cash flow for the year ended December 31, 2010 (“2010”).

	Years Ended December 31,
	2011	2010	Variance
(dollars in millions)
Net cash provided by operating activities	$66.3	$44.4	$21.9
Net cash used in investing activities	(153.2)	(60.7)	(92.5)
Net cash provided by financing activities	56.1	43.1	13.0
Total	$(30.8)	$26.8	$(57.6)
A discussion of the significant changes in cash flow for 2011 versus 2010 is as follows:
The increase of $21.9 million in net cash provided by operating activities was primarily attributable to the following:

Items which contributed to an increase in cash from operating activities:

•	Additional rents from Opportunity Fund redevelopment projects as well as Core Portfolio and Opportunity Fund acquisitions

•	Additional cash used during 2010 to fund an escrow account with the proceeds from the CityPoint bond financing

Items which contributed to a decrease in cash from operating activities:

•	A decrease in distributions related to our RCP investment in Albertson's during 2010

The increase of $92.5 million of net cash used in investing activities primarily resulted from the following:

Items which contributed to an increase in cash used in investing activities:

•	An increase of $103.4 million in expenditures for real estate, development and tenant installations during 2011

•	An increase of $35.9 million in investments and advances to unconsolidated affiliates during 2011 related to the acquisitions of Lincoln Road, White Oak, Georgetown, and Perring Parkway

•	An increase of $34.3 million in advances of notes receivable during 2011

Items which contributed to a decrease in cash used in investing activities:

•	An increase of $62.9 million in proceeds from the sale of properties during 2011

•	An increase of $14.5 million from the collection of notes receivable during 2011

The $13.0 million increase in net cash provided by financing activities resulted primarily from the following:

Items which contributed to an increase in cash from financing activities:

•	An additional $84.4 million in contributions from noncontrolling interests during 2011

•	An increase of $44.7 million in cash from the issuance of Common Shares, net of costs during 2011

Items which contributed to a decrease in cash from financing activities:

•	$48.8 million in repurchases of convertible notes during 2011

•	An increase of $33.6 million in debt repayments during 2011

•	A decrease of $30.8 million in borrowings during 2011

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
Valuation of Property Held for Use and Sale
On a quarterly basis, we review the carrying value of both properties held for use and for sale. We perform an impairment analysis by calculating and reviewing net operating income on a property-by-property basis. We evaluate leasing projections and perform other analyses to conclude whether an asset is impaired. We record impairment losses and reduce the carrying value of properties when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases where we do not expect to recover our carrying costs on properties held for use, we reduce our carrying cost to fair value. For properties held for sale, we reduce our carrying value to the fair value less costs to sell. During the year ended December 31, 2011, we determined that the value of the Granville Centre owned by Fund I was impaired. Accordingly, we recorded an impairment loss of $6.9 million. For the years ended December 31, 2010 and 2009, no impairment losses on our properties were recognized. Management does not believe that the value of any properties in its portfolio was impaired as of December 31, 2011.
Investments in and Advances to Unconsolidated Joint Ventures
We periodically review our investment in unconsolidated joint ventures for other than temporary declines in market value. Any decline that is not expected to be recovered in the next twelve months is considered other than temporary and an impairment charge is recorded as a reduction in the carrying value of the investment. During the year ended December 31, 2009, we recorded a $3.8 million impairment reserve related to a Fund I unconsolidated joint venture. No impairment charges related to our investment in unconsolidated joint ventures were recognized for the years ended December 31, 2011 and 2010.
Bad Debts
We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make payments on arrearages in billed rents, as well as the likelihood that tenants will not have the ability to make payments on unbilled rents including estimated expense recoveries. We also maintain a reserve for straight-line rent receivables. For the years ended December 31, 2011 and 2010, the allowance for doubtful accounts totaled $5.3 million and $7.5 million, respectively. If the financial condition of our tenants were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.
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
Involuntary Conversion of Asset
We experienced significant flooding resulting in extensive damage to one of its properties during September 2011. Costs related to the clean-up and redevelopment are insured to a limit sufficient that we believe will allow for full restoration of the property. Loss of rents during the redevelopment are covered by business interruption insurance subject to a $0.1 million deductible. We plan to restore the improvements that were damaged by the flooding and expects that the costs of such restoration and rebuilding will be recoverable from insurance proceeds. In accordance with ASC Topic 360 “Property, Plant and Equipment” and as a result of the above-described property damage, we have recorded a write-down of the asset's carrying value in the accompanying consolidated balance sheet of approximately $1.4 million. In addition, we have recorded an insurance recovery in the same amount that is included in Prepaid Expenses and Other Assets in the accompanying consolidated balance sheet as of December 31, 2011. We have also provided a $0.1 million provision in the consolidated statement of income for its exposure to the insurance deductible attributable to the loss of rents. As of December 31, 2011, we have received initial insurance proceeds of approximately $6.9 million.
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
Information as of December 31, 2011
Our primary market risk exposure is to changes in interest rates related to our mortgage debt. See Note 8 to our Consolidated Financial Statements, which begin on page F-1 of this Form 10-K, for certain quantitative details related to our mortgage debt.
Currently, we manage our exposure to fluctuations in interest rates primarily through the use of fixed-rate debt and interest rate swap agreements. As of December 31, 2011, we had total mortgage and convertible notes payable of $788.8 million of which $300.2 million, or 38% was fixed-rate, inclusive of debt with rates fixed through the use of derivative financial instruments, and $488.6 million, or 62%, was variable-rate based upon LIBOR rates plus certain spreads. As of December 31, 2011, we were a party to five interest rate swap transactions and three interest rate caps transaction to hedge our exposure to changes in interest rates with respect to $57.0 million and $75.0 million of LIBOR-based variable-rate debt, respectively. We were also a party to one forward interest rate swap transaction with respect to $12.5 million of LIBOR-based variable-rate debt.
The following table sets forth information as of December 31, 2011 concerning our long-term debt obligations, including principal cash flows by scheduled maturity and weighted average interest rates of maturing amounts (dollars in millions):

Consolidated mortgage debt:

Year	Scheduled amortization	Maturities	Total	Weighted average interest rate
2012	$2.8	$295.5	$298.3	4.0%
2013	3.6	124.5	128.1	4.2%
2014	2.8	101.9	104.7	4.3%
2015	2.4	77.3	79.7	3.2%
2016	1.2	73.5	74.7	5.6%
Thereafter	6.9	96.4	103.3	5.4%
	$19.7	$769.1	$788.8

Mortgage debt in unconsolidated partnerships (at our pro-rata share):

Year	Scheduled amortization	Maturities	Total	Weighted average interest rate
2012	$0.7	$—	$0.7	n/a
2013	0.7	1.1	1.8	6.0%
2014	0.7	31.6	32.3	5.5%
2015	0.1	—	0.1	n/a
2016	0.1	—	0.1	n/a
Thereafter	0.1	42.9	43.0	5.6%
	$2.4	$75.6	$78.0
$298.3 million of our total consolidated debt and $0.7 million of our pro-rata share of unconsolidated outstanding debt will become due in 2012. $128.1 million of our total consolidated debt and $1.8 million of our pro-rata share of unconsolidated debt will become due in 2013. As we intend on refinancing some or all of such debt at the then-existing market interest rates, which may be greater than the current interest rate, our interest expense would increase by approximately $4.3 million annually if the interest rate on the refinanced debt increased by 100 basis points. After giving effect to noncontrolling interests, our share of this increase would be $0.9 million. Interest expense on our variable debt of $488.6 million, net of variable to fixed-rate swap agreements currently in effect, as of December 31, 2011 would increase $4.9 million if LIBOR increased by 100 basis points. After giving effect to noncontrolling interests, our share of this increase would be $0.7 million. We may seek additional variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, we would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.
Based on our outstanding debt balances as of December 31, 2011, the fair value of our total consolidated outstanding debt would decrease by approximately $11.1 million if interest rates increase by 1%. Conversely, if interest rates decrease by 1%, the fair value of our total outstanding debt would increase by approximately $13.2 million.
As of December 31, 2011 and 2010, we had notes receivable and preferred equity investments of $60.0 million and $89.2 million, respectively. We determined the estimated fair value of our notes receivable and preferred equity investments as of December 31, 2011 and 2010 were $60.0 million and $90.6 million, respectively, by discounting future cash receipts utilizing a discount rate equivalent to the rate at which similar notes receivable would be originated under conditions then existing.
Based on our outstanding notes receivable and preferred equity investments balances as of December 31, 2011, the fair value of our total outstanding notes receivable and preferred equity investments would decrease by approximately $0.2 million if interest rates increase by 1%. Conversely, if interest rates decrease by 1%, the fair value of our total outstanding notes receivable and preferred equity investments would increase by approximately $0.2 million.
Summarized Information as of December 31, 2010
As of December 31, 2010, we had total mortgage and convertible notes payable of $854.9 million of which $415.0 million, or 49% was fixed-rate, inclusive of interest rate swaps, and $439.9 million, or 51%, was variable-rate based upon LIBOR plus certain spreads. As of December 31, 2010, we were a party to seven interest rate swap transactions and one interest rate cap transaction to hedge our exposure to changes in interest rates with respect to $71.5 million and $28.9 million of LIBOR-based variable-rate debt, respectively.
Interest expense on our variable debt of $439.9 million as of December 31, 2010 would have increased $4.4 million if LIBOR increased by 100 basis points. Based on our outstanding debt balances as of December 31, 2010, the fair value of our total outstanding debt would have decreased by approximately $12.6 million if interest rates increased by 1%. Conversely, if interest rates decreased by 1%, the fair value of our total outstanding debt would have increased by approximately $13.8 million.
Changes in Market Risk Exposures from 2011 to 2010
Our interest rate risk exposure from December 31, 2010 to December 31, 2011 has increased, as we had $439.9 million in variable-rate debt (or 51% of our total debt) at December 31, 2010, as compared to $488.6 million (or 62% of our total debt) in variable-rate debt at December 31, 2011.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The financial statements beginning on page F-1 of this Form 10-K are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES.
(i) Disclosure Controls and Procedures
We conducted an evaluation, under the supervision and with the participation of management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(ii) Internal Control Over Financial Reporting
(a) Management’s Annual Report on Internal Control Over Financial Reporting
Management of Acadia Realty Trust is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13(a)-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 as required by the Securities Exchange Act of 1934 Rule 13(a)-15(c). In making this assessment, we used the criteria set forth in the framework in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Based on our evaluation under the COSO criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2011 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
BDO USA, LLP, an independent registered public accounting firm that audited our Financial Statements included in this Annual Report, has issued an attestation report on our internal control over financial reporting as of December 31, 2011, which appears in paragraph (b) of this Item 9A.
Acadia Realty Trust
White Plains, New York
February 28, 2012
(b) Attestation report of the independent registered public accounting firm
The Shareholders and Trustees of
Acadia Realty Trust
We have audited Acadia Realty Trust and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Acadia Realty Trust and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on a company’s internal control over financial reporting based on our audit.
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
In our opinion, Acadia Realty Trust and subsidiaries maintained in all material respects effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Acadia Realty Trust and subsidiaries as of December 31, 2011 and 2010 and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2011 and our report dated February 28, 2012 expressed an unqualified opinion thereon.
/s/ BDO USA, LLP
New York, New York
February 28, 2012
(c) Changes in internal control over financial reporting
There was no change in our internal control over financial reporting during our fourth fiscal quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
None

PART III
In accordance with the rules of the SEC, certain information required by Part III is omitted and is incorporated by reference into this Form 10-K from our definitive proxy statement relating to our 2012 annual meeting of stockholders (our “2012 Proxy Statement”) that we intend to file with the SEC no later than April 29, 2012.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information under the following headings in the 2012 Proxy Statement is incorporated herein by reference:

•	“PROPOSAL 1 — ELECTION OF TRUSTEES”

•	“MANAGEMENT”

•	“SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE”

ITEM 11. EXECUTIVE COMPENSATION.
The information under the following headings in the 2012 Proxy Statement is incorporated herein by reference:

•	“ACADIA REALTY TRUST COMPENSATION COMMITTEE REPORT”

•	“COMPENSATION DISCUSSION AND ANALYSIS”

•	“EXECUTIVE AND TRUSTEE COMPENSATION”

•	“COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION”
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
The information under the heading “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” in the 2012 Proxy Statement is incorporated herein by reference.

The information under Item 5. of this Form 10-K under the heading “(c) Securities authorized for issuance under equity compensation plans” is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information under the following headings in the 2012 Proxy Statement is incorporated herein by reference:

•	“CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS”

•	“PROPOSAL 1 — ELECTION OF TRUSTEES—Trustee Independence”
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information under the heading “AUDIT COMMITTEE INFORMATION” in the 2012 Proxy Statement is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
1. Financial Statements: See “Index to Financial Statements” at page F-1 below.
2. Financial Statement Schedule: See “Schedule III—Real Estate and Accumulated Depreciation” at page F-44 below.
3. Exhibits: The index of exhibits below is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

ACADIA REALTY TRUST
(Registrant)

By:	/s/ Kenneth F. Bernstein
Kenneth F. Bernstein
Chief Executive Officer,
President and Trustee

By:	/s/ Jonathan W. Grisham
Jonathan W. Grisham
Senior Vice President and
Chief Financial Officer

By:	/s/ Richard Hartmann
Richard Hartmann
Senior Vice President and
Chief Accounting Officer
Dated: February 28, 2012
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kenneth F. Bernstein (Kenneth F. Bernstein)	Chief Executive Officer, President and Trustee (Principal Executive Officer)	February 28, 2012

/s/ Jonathan W. Grisham (Jonathan W. Grisham)	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2012

/s/ Richard Hartmann (Richard Hartmann)	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2012

/s/ Douglas Crocker II (Douglas Crocker II)	Trustee	February 28, 2012

/s/ Lorrence T. Kellar (Lorrence T. Kellar)	Trustee	February 28, 2012

/s/ Wendy Luscombe (Wendy Luscombe)	Trustee	February 28, 2012

/s/ William T. Spitz (William T. Spitz)	Trustee	February 28, 2012

/s/ Lee S. Wielansky (Lee S. Wielansky)	Trustee	February 28, 2012

EXHIBIT INDEX
The following is an index to all exhibits filed with the Annual Report on Form 10-K other than those incorporated by reference herein:

Exhibit No.	Description
3.1	Declaration of Trust of the Company, as amended (1)

3.2	Fourth Amendment to Declaration of Trust (3)

3.3	Amended and Restated Bylaws of the Company (16)

3.4	Fifth Amendment to Declaration of Trust (20)

3.5	First Amendment the Amended and Restated Bylaws of the Company (20)

4.1	Voting Trust Agreement between the Company and Yale University dated February 27, 2002 (9)

10.1	1999 Share Option Plan (5) (15)

10.2	2003 Share Option Plan (11) (15)

10.3	Form of Share Award Agreement (12) (15)

10.4	Form of Registration Rights Agreement and Lock-Up Agreement (13)

10.5	Registration Rights and Lock-Up Agreement (RD Capital Transaction) (7)

10.6	Registration Rights and Lock-Up Agreement (Pacesetter Transaction) (7)

10.7
Contribution and Share Purchase Agreement dated as of April 15, 1998 among Mark Centers Trust, Mark Centers Limited Partnership, the Contributing Owners and Contributing Entities named therein, RD Properties, L.P. VI, RD Properties, L.P. VIA and RD Properties, L.P. VIB (6)

10.8	Agreement of Contribution among Acadia Realty Limited Partnership, Acadia Realty Trust and Klaff Realty, LP and Klaff Realty, Limited (13)

10.9	Employment agreement between the Company and Kenneth F. Bernstein dated October 1998 (4) (15)

10.11	Amendment to employment agreement between the Company and Kenneth F. Bernstein dated January 19, 2007 (18) (15)

10.12	First Amendment to Employment Agreement between the Company and Kenneth Bernstein dated as of January 1, 2001 (8) (15)

10.13	Description of Long Term Investment Alignment Program (20)

10.14	Letter of employment offer between the Company and Michael Nelsen, Sr. Vice President and Chief Financial Officer dated February 19, 2003 (10) (15)

10.15
Form of Amended and Restated Severance Agreement, dated June 12, 2008, that was entered into with each of Joel Braun, Executive Vice President and Chief Investment Officer; Michael Nelsen, Senior Vice President and Chief Financial Officer; Robert Masters, Senior Vice President, General Counsel, Chief Compliance Officer and Secretary; and Joseph Hogan, Senior Vice President and Director of Construction. (Incorporated by reference to the Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on June 12, 2008) (15)

Exhibit No.	Description

10.18
Consolidated, Amended and Restated Term Loan Agreement among Acadia-PA East Fordham Acquisitions, LLC, and Fordham Place Office LLC as borrower and The lenders Party Hereto as lenders and Eurohypo AG, New York Branch as Administrative Agent; Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing made by Acadia-PA East Fordham Acquisitions, LLC, and Fordham Place Office LLC in favor of Eurohypo AG, New York Branch as Administrative Agent; Replacement Note between Acadia-PA East Fordham Acquisitions, LLC, and Fordham Place Office LLC and Amalgamated Bank; Replacement Note between Acadia-PA East Fordham Acquisitions, LLC, and Fordham Place Office LLC and Deutsche Genossenschafts – Hypothekenbank AG; Replacement Note between Acadia-PA East Fordham Acquisitions, LLC, and Fordham Place Office LLC and Eurohypo AG, New York Branch; and Replacement Note between Acadia-PA East Fordham Acquisitions, LLC, and Fordham Place Office LLC and TD Bank. All dated November 4, 2009. (22)

10.19	Fifth Amendment to Employment Agreement between the Company and Kenneth F. Bernstein dated August 5, 2008 (21)

10.26
First Amendment to Severance Agreements between the Company and Joel Braun Executive Vice President and Chief Investment Officer, Michael Nelsen, Senior Vice President and Chief Financial Officer, Robert Masters, Senior Vice President, General Counsel, Chief Compliance Officer and Secretary and Joseph Hogan, Senior Vice President and Director of Construction dated January 19, 2007 (15) (18)

10.28	Third Amended and Restated Credit Agreement and Note among Acadia Strategic Opportunity Fund II, LLC and Bank of America, N.A., dated March 3, 2010 (21)

10.36
Amended and Restated Loan Agreement among Acadia Cortlandt LLC and Bank of America, N.A., Note between Acadia Cortlandt LLC and Bank of America, N.A., Note Consolidation and Modification Agreement between Acadia Cortlandt LLC and Bank of America, N.A., Note between Acadia Cortlandt LLC and Bank of America, N.A., Mortgage Consolidation and Modification Agreement between Acadia Cortlandt LLC and Bank of America, N.A., Mortgage Security Agreement between Acadia Cortlandt LLC and Bank of America, N.A. and Amended and Restated Guaranty Agreement between Acadia Cortlandt LLC and Bank of America, N.A., all dated October 26, 2010 (23)

10.39	Fourth Amended and Restated Credit Agreement among Acadia Strategic Opportunity Fund II, LLC and Bank of America, N.A. dated December 22, 2010 (23)

10.43	Amended and Restated Severance Agreement, dated April 19, 2011, that was entered into with Christopher Conlon, Senior Vice President, Leasing and Development (24)

10.44	Prospectus Supplement Regarding Options Issued under the Acadia Realty Trust 1999 Share Incentive Plan and 2003 Share Incentive Plan (14) (15)

10.45	Acadia Realty Trust 1999 Share Incentive Plan and 2003 Share Incentive Plan Deferral and Distribution Election Form (14) (15)

10.48	Sixth Amendment to the Employment Agreement between the Company and Kenneth F. Bernstein dated March 7, 2011 (25)

10.49
Second Amendment to Consolidated, Amended and Restated Term Loan Agreement and Omnibus Amendment and Ratification of Loan Documents between Acadia East Fordham Acquisitions, LLC and Eurohypo AG, New York Branch, Replacement Note between Acadia East Fordham Acquisitions, LLC and Eurohypo AG, New York Branch and First Amendment to Cash Management and Security Agreement between Acadia East Fordham Acquisitions, LLC and Eurohypo AG, New York Branch all dated June 30, 2011 (26)

10.55
Agreement and Plan Of Merger Dated as of December 22, 2005 by and among Acadia Realty Acquisition I, LLC, Ara Btc LLC, ARA MS LLC, ARA BS LLC, ARA BC LLC and ARA BH LLC, Acadia Investors, Inc., AII BTC LLC, AII MS LLC, AII BS LLC, AII BC LLC And AII BH LLC, Samuel Ginsburg 2000 Trust Agreement #1, Martin Ginsburg 2000 Trust Agreement #1, Martin Ginsburg, Samuel Ginsburg and Adam Ginsburg, and GDC SMG, LLC, GDC Beechwood, LLC, Aspen Cove Apartments, LLC and SMG Celebration, LLC (17)

Exhibit No.	Description
10.59
Amended and Restated Revolving Loan Agreement dated as of December 19, 2006 by and among RD Abington Associates LP, Acadia Town Line, LLC, RD Methuen Associates LP, RD Absecon Associates, LP, RD Bloomfield Associates, LP, RD Hobson Associates, LP, and RD Village Associates LP, and Bank of America, N.A. and the First Amendment to Amended and Restated Revolving Loan Agreement dated February, 2007. (18)

10.67	Acquisition and Project Loan agreement between Acadia – PA East Fordham Acquisitions, LLC and Eurohypo AG, New York Branch dated October 5, 2007 (22)

10.68	Building Loan Agreement between Acadia – PA East Fordham Acquisitions, LLC and Eurohypo AG, New York Branch dated October 5, 2007 (19)

10.69	Revolving credit agreement between Acadia Strategic Opportunity Fund III, LLC. and Bank of America, N.A. dated October 10, 2007 (22)

10.75
Certain information regarding the compensation arrangements with certain officers of registrant (Incorporated by reference to Item 5.02 of the registrant’s Form 8-K filed with the SEC on February 4, 2008)

10.79	Amended and Restated Agreement of Limited Partnership of the Operating Partnership (7)

10.80	First and Second Amendments to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership (7)

10.81	Third Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership (13)

10.82	Fourth Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership (13)

10.84
Second Amendment to the Revolving Credit Agreement between Acadia Strategic Opportunity Fund III, LLC as borrower and Bank of America, N.A., dated September 1, 2011, and Third Amendment to the Revolving Credit Agreement between Acadia Strategic Opportunity Fund III, LLC as borrower and Bank of America, N.A., dated September 23, 2011 (27)

21	List of Subsidiaries of Acadia Realty Trust (29)

23.1	Consent of Registered Public Accounting Firm to incorporation by reference its reports into Forms S-3 and Forms S-8 (29)

31.1	Certification of Chief Executive Officer pursuant to rule 13a–14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (29)

31.2	Certification of Chief Financial Officer pursuant to rule 13a–14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (29)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (29)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (29)

99.1	Certificate of Designation of Series A Preferred Operating Partnership Units of Limited Partnership Interest of Acadia Realty Limited Partnership (2)

99.2	Certificate of Designation of Series B Preferred Operating Partnership Units of Limited Partnership Interest of Acadia Realty Limited Partnership (13)

Exhibit No.	Description
101.INS	XBRL Instance Document* (28)
101.SCH	XBRL Taxonomy Extension Schema Document* (28)
101.CAL	XBRL Taxonomy Extension Calculation Document* (28)
101.DEF	XBRL Taxonomy Extension Definitions Document* (28)
101.LAB	XBRL Taxonomy Extension Labels Document* (28)
101.PRE	XBRL Taxonomy Extension Presentation Document* (28)
*
Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Notes:
(1)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal Year ended December 31, 1994

(2)	Incorporated by reference to the copy thereof filed as an Exhibit to Company’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 1997

(3)	Incorporated by reference to the copy thereof filed as an Exhibit to Company’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 1998

(4)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form10-K filed for the fiscal year ended December 31, 1998

(5)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Registration Statement on Form S-8 filed September 28, 1999

(6)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Form 8-K filed on April 20, 1998

(7)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Registration Statement on Form S-3 filed on March 3, 2000

(8)	Incorporated by reference to the copy thereof filed as an Exhibit to Company’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 2001

(9)	Incorporated by reference to the copy thereof filed as an Exhibit to Yale University’s Schedule 13D filed on September 25, 2002

(10)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2002

(11)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Definitive Proxy Statement on Schedule 14A filed April 29, 2003.

(12)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Current Report on Form 8-K filed on July 2, 2003

(13)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2003

(14)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2004.

(15)	Management contract or compensatory plan or arrangement.

(16)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2005.

(17)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Current Report on Form 8-K filed on January 4, 2006

(18)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Current Report on Form 8-K filed on January 19, 2007

(19)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Quarterly Report on Form 10-K filed for the year ended December 31, 2007.

(20)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2009.

(21)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2010.

(22)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 2010.

(23)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Quarterly Report on Form 10-K filed for the year ended December 31, 2010.

(24)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2011.

(25)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company's Current Report on Form 8-K filed on March 9, 2011.

(26)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2011.

(27)	Incorporated by reference to the copy thereof filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 2011.

(28)
XBRL Interactive Data File will be filed by amendment to this Annual Report on Form 10-K within 30 days of the filing date of this Annual Report on Form 10-K, as permitted by Rule 405(a)(2)(ii) of Regulation S-T.

(29)	Filed herewith.

ACADIA REALTY TRUST AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
The Shareholders and Trustees of
Acadia Realty Trust
We have audited the accompanying consolidated balance sheets of Acadia Realty Trust and subsidiaries (the “Company”) as of December 31, 2011 and 2010 and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2011. In connection with our audits of the financial statements we have also audited the accompanying financial statement schedule listed on page F-1. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Acadia Realty Trust and subsidiaries at December 31, 2011, and 2010 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with generally accepted accounting principles in the United States of America.
Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Acadia Realty Trust and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 28, 2012 expressed an unqualified opinion thereon.
/s/ BDO USA, LLP
New York, New York
February 28, 2012

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
ASSETS	(dollars in thousands)
Operating real estate
Land	$285,622	$219,981
Buildings and improvements	958,995	837,452
Construction in progress	7,483	4,236
	1,252,100	1,061,669
Less: accumulated depreciation	180,796	156,117
Net operating real estate	1,071,304	905,552
Real estate under development	219,645	243,892
Notes receivable and preferred equity investments, net	59,989	89,202
Investments in and advances to unconsolidated affiliates	84,568	31,036
Cash and cash equivalents	89,812	120,592
Cash in escrow	20,969	28,610
Rents receivable, net	26,415	17,464
Deferred charges, net	25,854	23,714
Acquired lease intangibles, net	26,721	18,622
Prepaid expenses and other assets	26,667	19,912
Accounts receivable from related parties	1,375	2,409
Assets of discontinued operations	—	23,801
Total assets	$1,653,319	$1,524,806

LIABILITIES
Mortgages payable	$787,910	$806,212
Convertible notes payable, net of unamortized discount of $0 and $1,063, respectively	930	48,712
Distributions in excess of income from, and investments in, unconsolidated affiliates	21,710	20,884
Accounts payable and accrued expenses	39,647	27,458
Dividends and distributions payable	7,914	7,427
Acquired lease and other intangibles, net	5,462	5,737
Other liabilities	20,437	20,279
Liabilities of discontinued operations	—	575
Total liabilities	884,010	937,284
EQUITY
Shareholders' Equity
Common shares, $.001 par value, authorized 100,000,000 shares, issued and outstanding 42,586,376 and 40,254,525 shares, respectively	43	40
Additional paid-in capital	348,667	303,823
Accumulated other comprehensive loss	(3,913)	(2,857)
Retained earnings	39,317	17,206
Total shareholders’ equity	384,114	318,212
Noncontrolling interests	385,195	269,310
Total equity	769,309	587,522
Total liabilities and equity	$1,653,319	$1,524,806

The accompanying notes are an integral part of these consolidated financial statements

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
	2011	2010	2009
Revenues	(dollars in thousands except per share amounts)
Rental income	$112,223	$97,475	$86,021
Interest income	11,429	19,161	19,698
Expense reimbursements	22,388	20,499	19,435
Lease termination income	96	290	2,751
Management fee income	1,677	1,424	1,961
Other	2,348	2,196	4,579
Total revenues	150,161	141,045	134,445
Operating Expenses
Property operating	29,371	29,223	28,143
Real estate taxes	18,686	17,255	15,848
General and administrative	23,086	20,220	22,006
Depreciation and amortization	32,986	28,808	27,612
Abandonment of project costs	—	—	2,487
Reserve for notes receivable	—	—	1,734
Total operating expenses	104,129	95,506	97,830
Operating income	46,032	45,539	36,615
Equity in earnings (losses) of unconsolidated affiliates	1,555	10,971	(1,529)
Impairment of investment in unconsolidated affiliate	—	—	(3,768)
Other interest income	276	408	642
Gain from bargain purchase	—	33,805	—
Gain on debt extinguishment	1,268	—	7,057
Interest and other finance expense	(37,109)	(40,498)	(35,632)
Income from continuing operations before income taxes	12,022	50,225	3,385
Income tax provision	474	2,890	1,541
Income from continuing operations	11,548	47,335	1,844
Discontinued operations
Operating income from discontinued operations	2,262	3,332	3,719
Loss on impairment of asset	(6,925)	—	—
Gain on sale of property	46,830	—	7,143
Income from discontinued operations	42,167	3,332	10,862
Net income	53,715	50,667	12,706
Noncontrolling interests
Continuing operations	8,514	(19,075)	24,730
Discontinued operations	(10,674)	(1,535)	(6,303)
Net (income) loss attributable to noncontrolling interests	(2,160)	(20,610)	18,427
Net income attributable to Common Shareholders	$51,555	$30,057	$31,133
Basic earnings per share
Income from continuing operations	$0.50	$0.70	$0.70
Income from discontinued operations	0.77	0.05	0.12
Basic earnings per share	$1.27	$0.75	$0.82
Diluted earnings per share
Income from continuing operations	$0.49	$0.70	$0.70
Income from discontinued operations	0.77	0.04	0.12
Diluted earnings per share	$1.26	$0.74	$0.82
The accompanying notes are an integral part of these consolidated financial statements

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
	2011	2010	2009
	(dollars in thousands)
Net income	$53,715	$50,667	$12,706
Other Comprehensive (loss) income:
Unrealized loss on valuation of swap agreements	(5,611)	(2,683)	(1,052)
Reclassification of realized interest on swap agreements	3,081	2,749	2,745
Other comprehensive (loss) income	(2,530)	66	1,693

Comprehensive income	51,185	50,733	14,399

Comprehensive (income) loss attributable to noncontrolling interests	(686)	(20,539)	18,248

Comprehensive income attributable to Common Shareholders	$50,499	$30,194	$32,647

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Shares
(amounts in thousands, except per share amounts)	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Common Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2009	32,357	$32	$218,527	$(4,508)	$13,671	$227,722	$214,506	$442,228
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	16	—	90	—	—	90	(90)	—
Issuance of Common Shares, net of issuance costs	5,750	6	65,216	—	—	65,222	—	65,222
Issuance of Common Shares through special dividend	1,287	2	16,190	—	—	16,192	—	16,192
Vesting of employee Restricted Share and LTIP awards	253	—	2,957	—	—	2,957	890	3,847
Dividends declared ($0.75 per Common Share)	—	—	—	—	(28,679)	(28,679)	(795)	(29,474)
Employee exercise of 258,900 options to purchase Common Shares	259	—	1,556	—	—	1,556	—	1,556
Common Shares issued under Employee Share Purchase Plan	9	—	106	—	—	106	—	106
Issuance of Common Shares to Trustees	25	—	635	—	—	635	—	635
Employee Restricted Shares cancelled	(359)	—	(5,423)	—	—	(5,423)	—	(5,423)
Deferred shares converted to Common Shares	190	—	—	—	—	—	—	—
Conversion options on Convertible Notes purchased (Note 9)	—	—	(840)	—	—	(840)	—	(840)
Noncontrolling interest distributions	—	—	—	—	—	—	(1,624)	(1,624)
Noncontrolling interest contributions	—	—	—	—	—	—	25,653	25,653
	39,787	40	299,014	(4,508)	(15,008)	279,538	238,540	518,078
Comprehensive income (loss):
Net income (loss)	—	—	—	—	31,133	31,133	(18,427)	12,706
Unrealized loss on valuation of swap agreements	—	—	—	(912)	—	(912)	(140)	(1,052)
Reclassification of realized interest on swap agreements	—	—	—	2,426	—	2,426	319	2,745
Total comprehensive income (loss)	—	—	—	1,514	31,133	32,647	(18,248)	14,399
Balance at December 31, 2009	39,787	40	299,014	(2,994)	16,125	312,185	220,292	532,477

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Shares
(amounts in thousands, except per share amounts)	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Common Shareholders’ Equity	Noncontrolling Interests	Total Equity
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	365	—	3,240	—	—	3,240	(3,240)	—
Vesting of employee Restricted Share and LTIP awards	133	—	2,060	—	—	2,060	1,778	3,838
Dividends declared ($0.72 per Common Share)	—	—	—	—	(28,976)	(28,976)	(723)	(29,699)
Exercise of trustees options	7	—	109	—	—	109	—	109
Common Shares issued under Employee Share Purchase Plan	6	—	100	—	—	100	—	100
Issuance of Common Shares to Trustees	13	—	266	—	—	266	—	266
Employee Restricted Shares cancelled	(57)	—	(966)	—	—	(966)	—	(966)
Noncontrolling interest distributions	—	—	—	—	—	—	(2,892)	(2,892)
Noncontrolling interest contributions	—	—	—	—	—	—	33,556	33,556
	40,254	40	303,823	(2,994)	(12,851)	288,018	248,771	536,789
Comprehensive income (loss):
Net income	—	—	—	—	30,057	30,057	20,610	50,667
Unrealized loss on valuation of swap agreements	—	—	—	(2,329)	—	(2,329)	(354)	(2,683)
Reclassification of realized interest on swap agreements	—	—	—	2,466	—	2,466	283	2,749
Total comprehensive income	—	—	—	137	30,057	30,194	20,539	50,733
Balance at December 31, 2010	40,254	40	303,823	(2,857)	17,206	318,212	269,310	587,522

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Shares
(amounts in thousands, except per share amounts)	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Common Shareholders’ Equity	Noncontrolling Interests	Total Equity
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	11	—	56	—	—	56	(56)	—
Issuance of Common Shares, net of issuance costs	2,250	2	44,658	—	—	44,660	—	44,660
Vesting of employee Restricted Share and LTIP awards	96	1	481	—	—	482	3,550	4,032
Dividends declared ($0.72 per Common Share)	—	—	—	—	(29,444)	(29,444)	(984)	(30,428)
Exercise of trustees options	2	—	16	—	—	16	—	16
Common Shares issued under Employee Share Purchase Plan	5	—	93	—	—	93	—	93
Issuance of LTIP Unit awards to employees	—	—	—	—	—	—	2,441	2,441
Issuance of Common Shares to Trustees	8	—	264	—	—	264	—	264
Employee Restricted Shares cancelled	(40)	—	(724)	—	—	(724)	—	(724)
Noncontrolling interest distributions	—	—	—	—	—	—	(7,697)	(7,697)
Noncontrolling interest contributions	—	—	—	—	—	—	117,945	117,945
	42,586	43	348,667	(2,857)	(12,238)	333,615	384,509	718,124
Comprehensive income (loss):
Net income	—	—	—	—	51,555	51,555	2,160	53,715
Unrealized loss on valuation of swap agreements	—	—	—	(3,461)	—	(3,461)	(2,150)	(5,611)
Reclassification of realized interest on swap agreements	—	—	—	2,405	—	2,405	676	3,081
Total comprehensive income (loss)	—	—	—	(1,056)	51,555	50,499	686	51,185
Balance at December 31, 2011	42,586	$43	$348,667	$(3,913)	$39,317	$384,114	$385,195	$769,309

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2011	2010	2009
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$53,715	$50,667	$12,706
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	33,683	34,499	33,520
Amortization of financing costs	3,918	6,054	3,722
Gain from bargain purchase	—	(33,805)	—
Gain on sale of property	(46,830)	—	(7,143)
Gain on debt extinguishment	(1,268)	—	(7,057)
Impairment of asset	6,925	—	—
Amortization of discount on convertible debt	829	1,042	1,280
Non-cash accretion of notes receivable	(786)	(6,164)	(5,352)
Share compensation expense	4,299	4,104	3,969
Equity in (earnings) losses of unconsolidated affiliates	(1,555)	(10,971)	1,529
Impairment of investment in unconsolidated affiliate	—	—	3,768
Distributions of operating income from unconsolidated affiliates	5,515	12,124	880
Reserve for notes receivable	—	—	1,734
Provision for bad debts	252	3,331	4,132
Other, net	472	906	7,457
Changes in assets and liabilities
Cash in escrow	7,319	(20,028)	(1,788)
Rents receivable, net	(8,894)	(4,662)	(8,370)
Prepaid expenses and other assets	(5,906)	4,297	6,166
Accounts receivable from related parties	1,034	(2,408)	1,990
Accounts payable and accrued expenses	14,513	1,874	(5,902)
Other liabilities	(903)	3,517	221
Net cash provided by operating activities	66,332	44,377	47,462
CASH FLOWS FROM INVESTING ACTIVITIES
Investments in real estate	(181,498)	(80,520)	(127,322)
Deferred acquisition and leasing costs	(6,298)	(3,904)	(11,368)
Investments in and advances to unconsolidated affiliates	(54,981)	(19,116)	(5,603)
Return of capital from unconsolidated affiliates	4,504	785	4,705
Repayments of notes receivable	56,519	42,010	13,614
Increase in notes receivable	(34,343)	—	(9,362)
Proceeds from sale of property	62,940	—	11,956
Net cash used in investing activities	(153,157)	(60,745)	(123,380)

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2011	2010	2009
	(dollars in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage notes	(161,389)	(127,823)	(182,610)
Proceeds received on mortgage notes	144,959	175,793	260,065
Purchase of convertible notes payable	(48,997)	(240)	(46,736)
Increase in deferred financing and other costs	(2,877)	(6,830)	(1,755)
Capital contributions from noncontrolling interests	117,945	33,556	25,653
Distributions to noncontrolling interests	(8,605)	(1,638)	(2,879)
Dividends paid to Common Shareholders	(29,033)	(28,909)	(30,163)
Proceeds from issuance of Common Shares, net of issuance costs	44,659	—	65,222
Repurchase and cancellation of Common Shares	(726)	(966)	(5,424)
Common Shares issued under Employee Share Purchase Plan	93	100	106
Exercise of options to purchase Common Shares	16	109	1,556
Net cash provided by financing activities	56,045	43,152	83,035

(Decrease) increase in cash and cash equivalents	(30,780)	26,784	7,117
Cash and cash equivalents, beginning of period	120,592	93,808	86,691
Cash and cash equivalents, end of period	$89,812	$120,592	$93,808

Supplemental disclosure of cash flow information
Cash paid during the period for interest, net of capitalized interest of $4,850, $2,903, and $3,516, respectively	$32,120	$31,920	$30,183

Cash paid for income taxes	$3,776	$1,263	$777

Supplemental disclosure of non-cash investing and financing activities
Dividends paid through the issuance of Common Shares	$—	$—	$16,192

Acquisition of interest in unconsolidated affiliates
Real Estate, net	$—	$(108,000)	$—
Assumption of mortgage debt	—	25,990	—
Gain from bargain purchase	—	33,805	—
Other assets and liabilities	—	7,532	—
Investment in unconsolidated affiliates	—	37,824	—
Cash included in investment in real estate	$—	$(2,849)	$—

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
As of December 31, 2011, the Company operated 82 properties, which it owns or has an ownership interest in, within its Core Portfolio or within the three opportunity funds (Fund I, Fund II and Fund III (defined below), which the Company refers to as the "Opportunity Funds"). The Company defines its Core Portfolio as those properties either 100% owned by, or partially owned through joint venture interests by, the Operating Partnership (defined below), or subsidiaries thereof, not including those properties owned through its Opportunity Funds.
All of the Company’s assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership (the “Operating Partnership”) and entities in which the Operating Partnership owns a controlling interest. As of December 31, 2011, the Trust controlled 99% of the Operating Partnership as the sole general partner. As the general partner, the Trust is entitled to share, in proportion to its percentage interest, in the cash distributions and profits and losses of the Operating Partnership. The limited partners primarily represent entities or individuals that contributed their interests in certain properties or entities to the Operating Partnership in exchange for common or preferred units of limited partnership interest (“Common OP Units” or “Preferred OP Units”) and employees who have been awarded restricted Common OP Units (“LTIP Units”) as long-term incentive compensation (Note 15). Limited partners holding Common OP Units are generally entitled to exchange their units on a one-for-one basis for common shares of beneficial interest of the Trust (“Common Shares”). This structure is referred to as an umbrella partnership REIT or “UPREIT.”
The Company formed Acadia Strategic Opportunity Fund I, LP (“Fund I”), and formed Acadia Mervyn Investors I, LLC (“Mervyns I”), with four institutional investors. The Operating Partnership committed a total of $20.0 million to Fund I and Mervyns I, and the four institutional shareholders committed a total of $70.0 million for the purpose of acquiring real estate investments. As of December 31, 2011, Fund I was fully invested, with the Operating Partnership having contributed $16.5 million to Fund I and $2.7 million to Mervyns I.
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
The Company formed Acadia Strategic Opportunity Fund II, LLC (“Fund II”) and formed Acadia Mervyn Investors II, LLC (“Mervyns II”) with the investors from Fund I, as well as two additional institutional investors, with a total of $300.0 million of committed discretionary capital. The Operating Partnership’s share of committed capital is $60.0 million. The Operating Partnership is the managing member with a 20% interest in both Fund II and Mervyns II. The terms and structure of Fund II and Mervyns II are substantially the same as Fund I and Mervyns I, including the Promote structure, with the exception that the Preferred Return is 8%. As of December 31, 2011, the Operating Partnership had contributed $48.8 million to Fund II and $7.6 million to Mervyns II.
The Company formed Acadia Strategic Opportunity Fund III LLC (“Fund III”) with fourteen institutional investors, including a majority of the investors from Fund I and Fund II, with a total of $502.5 million of committed discretionary capital. The Operating Partnership’s share of the invested capital is $100.0 million and it is the managing member with a 19.9% interest in Fund III. The terms and structure of Fund III are substantially the same as the previous Funds I and II, including the Promote structure, with the exception that the Preferred Return is 6%. As of December 31, 2011, the Operating Partnership had contributed $45.1 million to Fund III.

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
Variable interest entities are accounted for within the scope of ASC Topic 810 and are required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is the enterprise that has the power to direct the activities that most significantly impact the variable interest entity’s economic performance and the obligation to absorb losses or the right to receive benefits of the variable interest entity that could be significant to the variable interest entity. Management has evaluated the applicability of ASC Topic 810 to its investments in certain joint ventures and determined that these joint ventures are not variable interest entities or that the Company is not the primary beneficiary and, therefore, consolidation of these ventures is not required. These investments are accounted for using the equity method of accounting.
Investments in and Advances to Unconsolidated Joint Ventures
The Company accounts for its investments in unconsolidated joint ventures using the equity method as it does not exercise control over significant asset decisions such as buying, selling or financing nor is it the primary beneficiary under ASC Topic 810, as discussed above. The Company does have significant influence over the investments which requires equity method accounting. Under the equity method, the Company increases its investment for its proportionate share of net income and contributions to the joint venture and decreases its investment balance by recording its proportionate share of net loss and distributions. The Company recognizes income for distributions in excess of its investment where there is no recourse to the Company. For investments in which there is recourse to the Company, distributions in excess of the investment are recorded as a liability. Although the Company accounts for its investment in Albertson’s (Note 4) under the equity method of accounting, the Company adopted the policy of not recording its equity in earnings or losses of this unconsolidated affiliate until it receives the audited financial statements of Albertson’s to support the equity earnings or losses in accordance with ASC Topic 323, “Investments – Equity Method and Joint Ventures.”
The Company periodically reviews its investment in unconsolidated joint ventures for other-than-temporary losses in investment value. Any decline that is not expected to be recovered is considered other than temporary and an impairment charge is recorded as a reduction in the carrying value of the investment. During the years ended December 31, 2011 and 2010, there were no impairment charges related to the Company’s investment in unconsolidated joint ventures. During the year ended December 31, 2009, the Company recorded an impairment charge of $3.8 million related to its investment in unconsolidated joint ventures.
Use of Estimates
Accounting principles generally accepted in the United States of America (“GAAP”) require the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The most significant assumptions and estimates relate to the valuation of real estate, depreciable lives, revenue recognition and the collectability of notes receivable and rents receivable. Application of these estimates and assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates.
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
Upon acquisitions of real estate, the Company assesses the fair value of acquired assets (including land, buildings and improvements, and identified intangibles such as above and below market leases and acquired in-place leases and customer relationships) and acquired liabilities in accordance with ASC Topic 805 “Business Combinations” and ASC Topic 350 “Intangibles – Goodwill and Other,” and allocates the acquisition price based on these assessments. Fixed-rate renewal options have been included in the calculation of the fair value of acquired leases where applicable. To the extent there were fixed-rate options at below-market rental rates, the Company included these along with the current term below-market rent in arriving at the fair value of the acquired leases. The discounted difference between contract and market rents is being amortized over the remaining applicable lease term, inclusive of any option periods. The Company assesses fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property.
The Company reviews its long-lived assets used in operations for impairment when there is an event or a change in circumstances that indicates that the carrying amount may not be recoverable. The Company measures and records impairment losses and reduces the carrying value of properties when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases where the Company does not expect to recover its carrying costs on properties held for use, the Company reduces its carrying costs to fair value, and for properties held for sale, the Company reduces its carrying value to the fair value less costs to sell. During the year ended December 31, 2011, the Company determined that the value of the Granville Centre owned by Fund I was impaired. Accordingly, an impairment loss of $6.9 million was recorded, of which the Operating Partnership's share was $1.5 million. During the years ended December 31, 2010, and 2009, no impairment losses were recognized. Management does not believe that the values of its properties within the portfolio are impaired as of December 31, 2011.
Sale of Real Estate
The Company recognizes property sales in accordance with ASC Topic 970 “Real Estate.” The Company generally records the sales of operating properties and outparcels using the full accrual method at closing when the earnings process is deemed to be complete. Sales not qualifying for full recognition at the time of sale are accounted for under other appropriate deferral methods.
Real Estate Held for Sale
The Company evaluates the held-for-sale classification of its real estate each quarter. Assets that are classified as held for sale are recorded at the lower of their carrying amount or fair value less cost to sell. Assets are generally classified as held for sale once management has initiated an active program to market them for sale and has received a firm purchase commitment. The results of operations of these real estate properties are reflected as discontinued operations in all periods presented.
On occasion, the Company will receive unsolicited offers from third parties to buy individual Company properties. Under these circumstances, the Company will classify the properties as held for sale when a sales contract is executed with no contingencies and the prospective buyer has funds at risk to ensure performance.
Involuntary Conversion of Asset
The Company experienced significant flooding that resulted in extensive damage to one of its properties during September 2011. Costs related to the clean-up and redevelopment are insured to a limit sufficient that the Company believes will allow for full restoration of the property. Loss of rents during the redevelopment are covered by business interruption insurance subject to a $0.1 million deductible. The Company plans to restore the improvements that were damaged by the flooding and expects that the costs of such restoration and rebuilding will be recoverable from insurance proceeds. In accordance with ASC Topic 360 “Property, Plant and Equipment” and as a result of the above-described property damage, the Company has recorded a write-down of the asset's carrying value in the accompanying 2011 consolidated balance sheets of approximately $1.4 million as of December 31, 2011. In addition, the Company has recorded an insurance recovery in the same amount that is included in Prepaid Expenses and Other Assets in the accompanying 2011 consolidated balance sheets. The Company has also provided a $0.1 million provision in the 2011 consolidated statement of income for its exposure to the insurance deductible attributable to the loss of rents. As of December 31, 2011, the Company has received initial insurance proceeds of approximately $6.9 million.

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
Management Contracts
Income from management contracts is recognized on an accrual basis as such fees are earned. The initial acquisition cost of any management contracts are amortized over the estimated lives of the contracts acquired.
Revenue Recognition and Accounts Receivable
Leases with tenants are accounted for as operating leases. Minimum rents are recognized on a straight-line basis over the term of the respective leases, beginning when the tenant is entitled to take possession of the space. As of December 31, 2011 and 2010, included in Rents Receivable, Net on the accompanying consolidated balance sheets, are unbilled rents receivable relating to straight-lining of rents of $22.8 million and $16.9 million, respectively. Certain of these leases also provide for percentage rents based upon the level of sales achieved by the tenant. Percentage rent is recognized in the period when the tenants’ sales breakpoint is met. In addition, leases typically provide for the reimbursement to the Company of real estate taxes, insurance and other property operating expenses. These reimbursements are recognized as revenue in the period the related expenses are incurred.
The Company makes estimates of the uncollectability of its accounts receivable related to tenant revenues. An allowance for doubtful accounts has been provided against certain tenant accounts receivable that are estimated to be uncollectible. Once the amount is ultimately deemed to be uncollectible, it is written off. Rents receivable at December 31, 2011 and 2010 are shown net of an allowance for doubtful accounts of $5.3 million and $7.2 million, respectively.
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
The Company has made an election to be taxed, and believes it qualifies as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). To maintain REIT status for Federal income tax purposes, the Company is generally required to distribute at least 90% of its REIT taxable income to its shareholders as well as comply with certain other income, asset and organizational requirements as defined in the Code. Accordingly, the Company is generally not subject to Federal corporate income tax to the extent that it distributes 100% of its REIT taxable income each year.
Although it may qualify for REIT status for Federal income tax purposes, the Company is subject to state income or franchise taxes in certain states in which some of its properties are located. In addition, taxable income from non-REIT activities managed through the Company’s taxable REIT subsidiaries (“TRS”) is fully subject to Federal, state and local income taxes.
The Company accounts for TRS income taxes under the liability method as required by ASC Topic 740, “Income Taxes.” Under the liability method, deferred income taxes are recognized for the temporary differences between GAAP basis and the tax basis of the TRS income, assets and liabilities.
In accordance with ASC Topic 740, the Company believes that it has appropriate support for the income tax positions taken and, as such, does not have any uncertain tax positions that, if successfully challenged, could result in a material impact on the Company's financial position or results of operation. The prior three years' income tax returns are subject to review by the Internal Revenue Service. The Company recognizes potential interest and penalties related to uncertain tax positions as a component of the provision for income taxes.
Stock-based Compensation
The Company accounts for stock-based compensation pursuant to ASC Topic 718, “Compensation – Stock Compensation.” As such, all equity based awards are reflected as compensation expense in the Company’s consolidated financial statements over their vesting period based on the fair value at the date of grant.
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

During May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU No. 2011-04 amended ASC 820, Fair Value Measurements and Disclosures, to converge the fair value measurement guidance in GAAP and International Financial Reporting Standards (“IFRS”). The amendments, which primarily require additional fair value disclosure, are to be applied prospectively. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The adoption of ASU No. 2011-04 is not expected to have a material impact on the Company's financial condition or results of operations.

During June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income,” which revises the manner in which companies present comprehensive income. Under ASU No. 2011-05, companies may present comprehensive income, which is net income adjusted for the components of other comprehensive income, either in a single continuous statement of comprehensive income or by using two separate but consecutive statements. Regardless of the alternative chosen, companies must display adjustments for items reclassified from other comprehensive income into net income within the presentation of both net income and other comprehensive income. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011, on a retrospective basis. The Company adopted ASU 2011-05 as of December 31, 2011 and the adoption did not have a material impact on the Company's financial condition or results of operations.

During December 2011, the FASB issued ASU No. 2011-10, “Property, Plant and Equipment (Topic 360): Derecognition of In substance Real Estate - a Scope Clarification" which clarifies current guidance found in ASC Topic 810 as to how to account when a reporting entity ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary's nonrecourse debt. ASU No. 2011-10 is effective for fiscal years, and interim periods within those years,

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization, Basis of Presentation and Summary of Significant Accounting Policies, continued
Recent Accounting Pronouncements, continued
beginning on or after June 15, 2012. The adoption of ASU No. 2011-10 is not expected to have a material impact on the Company's financial condition or results of operations.
2. Acquisition and Disposition of Properties and Discontinued Operations
A. Acquisition and Disposition of Properties
Acquisitions
The Company acquired the following properties through its Core Portfolio, Fund III and Fund II as follows:
Core Portfolio
During September 2011, acquired a 50% equity interest in an entity which owns a six property portfolio (the “Georgetown Portfolio”) located in Washington, D.C. for a purchase price of $13.4 million, which included the assumption of 50% of in-place debt of $9.2 million, inclusive of the Company's existing mezzanine loan to the entity (Note 5).

During August 2011, acquired a six property portfolio located in Chicago, Illinois for $18.0 million.

During August 2011, acquired a newly constructed 13,000 square foot property located in the Bronx, New York for $9.1 million.

During June 2011, acquired a 6,000 square foot single-tenant retail condominium located in New York, New York for $4.8 million.

During May 2011, acquired a 44,000 square foot retail property located in Chicago, Illinois, for $28.4 million.

The Company expensed $0.8 million of costs related to these 2011 Core Portfolio acquisitions.
Fund III
During December 2011, acquired New Hyde Park Shopping Center, a 31,500 square foot center, located in New Hyde Park, NY, for approximately $11.3 million.
During December 2011, in a venture with an unaffiliated partner, acquired Parkway Crossing, a 260,000 square foot center located in Baltimore, MD for approximately $21.6 million.
During December 2011, in a venture with an unaffiliated partner, acquired 654 Broadway, an 18,700 square foot property located in New York City for approximately $13.3 million.
During April 2011, acquired a 105,000 square foot property located in the East Loop section of downtown Chicago, Illinois for $31.6 million.

During February 2011, in a venture with an unaffiliated partner, acquired three retail properties (“Lincoln Road”), aggregating 61,400 square feet located in the Lincoln Road area of South Miami Beach, Florida for $51.9 million, which included the assumption of $20.6 million of in-place mortgage debt. Fund III has a 95% interest in these properties.

During February 2011, in a venture with an unaffiliated partner, acquired a 64,600 square foot single-tenant retail property (“White Oak”) located in Silver Spring, Maryland for $9.8 million. Fund III has a 90% interest in the property.

The Company expensed $0.6 million of costs related to these 2011 Fund III acquisitions.
During December 2010, in a joint venture with an unaffiliated partner, acquired White City Shopping Center, a 255,000 square foot center located in Shrewsbury, Massachusetts for $56.0 million.
During January 2009, acquired the 641,000 square foot Cortlandt Towne Center in Cortlandt, NY for $78.0 million and expensed $0.2 million of costs associated with this acquisition.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. Acquisition and Disposition of Properties and Discontinued Operations, continued
The following table sets forth a summary of the finalized acquisition purchase price consideration of each major class of assets acquired and liabilities assumed in the 2011 acquisitions discussed above:

Total Purchase Price Consideration
(dollars in thousands)
Land	$24,993
Buildings and improvements	39,594
Acquisition-related intangible assets (in Acquired lease intangibles, net)	9,945
Acquisition-related intangible liabilities (in Acquired lease and other intangibles, net)	(627)
Total consideration	$73,905
Fund II
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
During June 2010, Fund II acquired all of CUIP’s interest in CityPoint for $9.2 million (the “Transaction”), consisting of a current payment of $2.0 million and deferred payments, potentially through 2020, aggregating $7.2 million. Fund II also assumed CUIP’s share of the first mortgage debt of $19.6 million.
The Transaction was a business combination achieved in stages and, as a result, Fund II was required to report its entire investment in CityPoint at fair market value. Based on a June 30, 2010 third-party appraisal, CityPoint was valued at $108.0 million which resulted in Fund II recording a non-cash gain from bargain purchase of approximately $33.8 million. A majority of the gain was attributable to the components of CityPoint that was acquired as the book value of the Company’s original investment approximated fair value. The Operating Partnership’s share of this gain, net of the noncontrolling interests’ share, totaled $6.3 million.As a result of the Transaction, the Company changed its method of accounting for CityPoint from the equity method and now consolidates CityPoint in its consolidated financial statements. As CityPoint is currently in the redevelopment stage, there are no revenues or earnings from CityPoint included in the Company’s consolidated statements of income for the years ended December 31, 2011, 2010 and 2009.
Dispositions
During 2011 and 2009, the Company disposed of the following properties:

(dollars in thousands) Property	Owner	Year Sold	Sales Price	Gain (Loss)	GLA
Fifteen Kroger/Safeway locations	Fund I	2011	$17,490	$14,645	617,276
Granville Centre	Fund I	2011	2,250	(313)	134,997
Ledgewood Mall	Core Portfolio	2011	37,000	28,576	517,151
Oakbrook	Fund II	2011	8,200	3,922	112,000
Blackman Plaza	Core Portfolio	2009	2,500	1,506	125,264
Six Kroger locations	Fund I	2009	9,481	5,637	277,700
Total			$76,921	$53,973	1,784,388

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. Acquisition and Disposition of Properties and Discontinued Operations, continued
B. Discontinued Operations
The Company reports properties held-for-sale and properties sold during the periods as discontinued operations. The assets and liabilities and results of operations of discontinued operations are reflected as a separate component within the accompanying consolidated financial statements for all periods presented.
The combined assets and liabilities as of December 31, 2010, and the results of operations of the properties classified as discontinued operations for the years ended December 31, 2011, 2010 and 2009, are summarized as follows:

BALANCE SHEET
ASSETS	December 31, 2010
(dollars in thousands)
Net real estate	$20,981
Rents receivable, net	649
Deferred charges, net of amortization	2,016
Prepaid expenses and other assets, net	155
Total assets of discontinued operations	$23,801
LIABILITIES
Accounts payable and accrued expenses	$233
Other liabilities	342
Total liabilities of discontinued operations	$575

	Years ended December 31,
STATEMENTS OF OPERATIONS	2011	2010	2009
(dollars in thousands)
Total revenues	$5,309	$11,913	$12,902
Total expenses	3,047	8,581	9,183
Operating income	2,262	3,332	3,719
Loss on impairment of asset	(6,925)	—	—
Gain on sale of property	46,830	—	7,143
Income from discontinued operations	42,167	3,332	10,862
(Income) from discontinued operations attributable to noncontrolling interests	(10,674)	(1,535)	(6,303)
Income from discontinued operations attributable to Common Shareholders	$31,493	$1,797	$4,559

3. Segment Reporting
The Company has five reportable segments: Core Portfolio, Opportunity Funds, Self-Storage Portfolio, Notes Receivable and Other. Notes Receivable consists of the Company’s notes receivable and preferred equity investment and related interest income. Other consists primarily of management fees and interest income. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates property performance primarily based on net operating income before depreciation, amortization and certain nonrecurring items. Investments in the Core Portfolio are typically held long-term. Given the contemplated finite life of the Opportunity Funds, these investments are typically held for shorter terms. Fees earned by the Company as the general partner/member of the Opportunity Funds are eliminated in the Company’s consolidated financial statements. The following table sets forth certain segment information for the Company, reclassified for discontinued operations, as of and for the years ended December 31, 2011, 2010, and 2009 (does not include unconsolidated affiliates):

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3. Segment Reporting, continued
2011

(dollars in thousands)	Core Portfolio	Opportunity Funds	Self-Storage Investments	Notes Receivable	Other	Amounts Eliminated in Consolidation	Total
Revenues	$57,994	$55,888	$23,189	$11,429	$25,782	$(24,121)	$150,161
Property operating expenses and real estate taxes	17,087	18,952	14,435	—	—	(2,417)	48,057
General and administrative expenses	24,226	16,678	—	—	—	(17,818)	23,086
Income before depreciation and amortization	$16,681	$20,258	$8,754	$11,429	$25,782	$(3,886)	$79,018
Depreciation and amortization	$14,206	$15,454	$4,221	$—	$—	$(895)	$32,986
Interest and other finance expense	$15,967	$16,546	$3,603	$—	$—	$993	$37,109
Real estate at cost	$499,872	$773,562	$213,743	$—	$—	$(15,432)	$1,471,745
Total assets	$633,345	$901,758	$192,154	$59,989	$—	$(133,927)	$1,653,319
Expenditures for real estate and improvements	$72,571	$107,231	$3,779	$—	$—	$(2,083)	$181,498
Reconciliation to net income and net income attributable to Common Shareholders
Income before depreciation and amortization							$79,018
Other interest income							276
Depreciation and amortization							(32,986)
Equity in earnings of unconsolidated affiliates							1,555
Interest and other finance expense							(37,109)
Gain on debt extinguishment							1,268
Income tax provision							474
Impairment of asset							(6,925)
Gain on sale of property							46,830
Income from discontinued operations							2,262
Net income							53,715
Net (income) attributable to noncontrolling interests							(2,160)
Net income attributable to Common Shareholders							$51,555

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3. Segment Reporting, continued
2010

(dollars in thousands)	Core Portfolio	Opportunity Funds	Self-Storage Investments	Notes Receivable	Other	Amounts Eliminated in Consolidation	Total
Revenues	$57,084	$42,062	$21,314	$19,161	$22,479	$(21,055)	$141,045
Property operating expenses and real estate taxes	17,236	17,671	13,107	—	—	(1,536)	46,478
General and administrative expenses	22,439	13,588	—	—	—	(15,807)	20,220
Income before depreciation and amortization	$17,409	$10,803	$8,207	$19,161	$22,479	$(3,712)	$74,347
Depreciation and amortization	$13,798	$10,898	$4,552	$—	$—	$(440)	$28,808
Interest and other finance expense	$18,036	$18,244	$4,660	$—	$—	$(442)	$40,498
Real estate at cost	$441,714	$667,179	$210,017	$—	$—	$(13,349)	$1,305,561
Total assets	$574,497	$772,715	$194,003	$89,202	$—	$(105,611)	$1,524,806
Expenditures for real estate and improvements	$4,137	$77,309	$1,376	$—	$—	$(2,302)	$80,520
Reconciliation to net income and net income attributable to Common Shareholders
Income before depreciation and amortization							$74,347
Other interest income							408
Depreciation and amortization							(28,808)
Equity in earnings of unconsolidated affiliates							10,971
Interest and other finance expense							(40,498)
Income tax provision							2,890
Gain from bargain purchase							33,805
Income from discontinued operations							3,332
Net income							50,667
Net (income) attributable to noncontrolling interests							(20,610)
Net income attributable to Common Shareholders							$30,057

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3. Segment Reporting, continued
2009

(dollars in thousands)	Core Portfolio	Opportunity Funds	Self-Storage Investments	Notes Receivable	Other	Amounts Eliminated in Consolidation	Total
Revenues	$64,249	$37,375	$11,166	$19,698	$23,265	$(21,308)	$134,445
Property operating expenses and real estate taxes	19,282	14,874	10,985	—	—	(1,150)	43,991
Reserve for notes receivable	—	—	—	1,734	—	—	1,734
Abandonment of project costs	12	2,475	—	—	—	—	2,487
General and administrative expenses	23,983	13,593	—	—	—	(15,570)	22,006
Income before depreciation and amortization	$20,972	$6,433	$181	$17,964	$23,265	$(4,588)	$64,227
Depreciation and amortization	$14,595	$10,480	$3,762	$—	$—	$(1,225)	$27,612
Interest and other finance expense	$19,539	$10,657	$5,681	$—	$—	$(245)	$35,632
Real estate at cost	$436,071	$486,032	$208,702	$—	$—	$(11,047)	$1,119,758
Total assets	$558,240	$607,706	$196,658	$125,221	$—	$(105,361)	$1,382,464
Expenditures for real estate and improvements	$3,161	$116,734	$10,996	$—	$—	$(3,569)	$127,322
Reconciliation to net income and net income attributable to Common Shareholders
Income before depreciation and amortization							$64,227
Other interest income							642
Depreciation and amortization							(27,612)
Equity in (losses) of unconsolidated affiliates							(1,529)
Impairment of investment in unconsolidated affiliate							(3,768)
Interest and other finance expense							(35,632)
Gain on debt extinguishment							7,057
Income tax provision							1,541
Gain on sale of property							7,143
Income from discontinued operations							3,719
Net income							12,706
Net loss attributable to noncontrolling interests							18,427
Net income attributable to Common Shareholders							$31,133

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
During September 2011, the Company acquired a 50% equity interest in the Georgetown Portfolio (Note 2). The unaffiliated venture partner for the Georgetown Portfolio maintains control over this investment and, as such, the Company accounts for this investment under the equity method. Due to this acquisition, the Company reclassified an existing $8.0 million mezzanine loan collateralized by five properties within the Georgetown Portfolio from Notes Receivable to Investments in and Advances to Unconsolidated Affiliates.
Opportunity Funds
RCP Venture
The Company, along with Klaff Realty, LP (“Klaff”) and Lubert-Adler Management, Inc. ("Lubert-Adler"), formed an investment group, the RCP Venture, for the purpose of making investments in surplus or underutilized properties owned by retailers. The RCP Venture is neither a single entity nor a specific investment. Any member of this group has the option of participating, or not, in any individual investment and each individual investment has been made on a stand-alone basis through a separate limited liability company (“LLC”). These investments have been made through different investment vehicles with different affiliated and unaffiliated investors and different economics to the Company. Investments under the RCP Venture are structured as separate joint ventures as there may be other investors participating in certain investments in addition to Klaff, Lubert-Adler and Acadia. The Company has made these investments through its subsidiaries, Mervyns I, Mervyns II and Fund II, (together the “Acadia Investors”), all on a non-recourse basis. Through December 31, 2011, the Acadia Investors have made investments in Mervyns Department Stores (“Mervyns”) and Albertson’s, including additional investments in locations that are separate from these original investments (“Add-On Investments”). Additionally, they have invested in Shopko, Marsh and Rex Stores Corporation (collectively “Other RCP Investments”).
Mervyns Department Stores
Through Mervyns I and Mervyns II, the Company invested in a consortium to acquire Mervyns, consisting of 262 stores (“REALCO”) and its retail operations (“OPCO”), from Target Corporation. The Company’s share of this investment was $23.2 million. Subsequent to the initial acquisition, the Company, through Mervyns I and Mervyns II, made additional investments of $2.9 million. Through December 31, 2011, REALCO has disposed of a significant portion of the portfolio. In addition, in November 2007, the Company sold its interest in OPCO and, as a result, has no further investment in OPCO. Through December 31, 2011, the Company has received distributions from this investment totaling $46.0 million.
Through December 31, 2011, the Company, through Mervyns I and Mervyns II, made Add-On Investments in Mervyns totaling $6.5 million and have received distributions totaling $3.6 million, including $1.9 million received in 2011.
Albertson’s
The RCP Venture made its second investment as part of an investment consortium, acquiring Albertson’s and Cub Foods, of which the Company’s share was $20.7 million. Through December 31, 2011, the Company has received distributions from this investment totaling $81.6 million, including $4.5 million and $11.4 million received in 2011 and 2010, respectively.
Through December 31, 2011, the Company, through Mervyns II, made Add-On Investments in Albertson’s totaling $2.4 million and received distributions totaling $1.7 million, including $0.5 million received in 2011.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. Investments In and Advances to Unconsolidated Affiliates, continued
Other RCP Investments
Through December 31, 2011, the Company, through Fund II, made investments of $1.1 million in Shopko, $0.7 million in Marsh, and $2.0 million in Add-On Investments in Marsh. As of December 31, 2011, the Company has received distributions totaling $1.7 million from its Shopko investment and $2.6 million from its Marsh and Marsh Add-On Investments.
During July of 2007, the RCP Venture acquired a portfolio of 87 retail properties from Rex Stores Corporation, which the Company invested through Mervyns II. The Company’s share of this investment was $2.7 million. As of December 31, 2011, the Company has received distributions totaling $0.8 million.
The following table summarizes activity related to the RCP Venture investments from inception through December 31, 2011:

				Operating Partnership Share
Investment	Year Acquired	Invested Capital and Advances	Distributions	Invested Capital and Advances	Distributions
Mervyns	2004	$26,058	$45,966	$4,901	$11,251
Mervyns Add-On investments	2005/2008	6,517	3,558	1,046	819
Albertsons	2006	20,717	81,594	4,239	16,318
Albertsons Add-On investments	2006/2007	2,416	1,679	388	336
Shopko	2006	1,108	1,659	222	332
Marsh and Add-On investments	2006/2008	2,667	2,639	533	528
Rex Stores	2007	2,701	840	535	168
Total		$62,184	$137,935	$11,864	$29,752
The Company accounts for the original investments in Mervyns and Albertson’s under the equity method of accounting as the Company has the ability to exercise significant influence, but does not have financial or operating control.
The Company accounts for the Add-On Investments and Other RCP Investments under the cost method. Due to its minor ownership interest, based on the size of the investments as well as the terms of the underlying operating agreements, the Company has no influence over such entities' operating and financial policies. Other than the minority investor rights to which the Company is entitled pursuant to statute, it has no rights other than to receive its pro-rata share of cash distributions as declared by the managers of the Add-On Investments and Other RCP Investments. The Company has no rights with respect to the control and operation of these investment vehicles, nor with the formulation and execution of business and investment policies.
The Acadia Investors have non-controlling interests in the individual investee LLC’s as follows:

			Acadia Investors Ownership % in:
Investment	Investee LLC	Acadia Investors Entity	Investee LLC	Underlying entity(s)
Mervyns	KLA/Mervyn's, L.L.C	Mervyns I and Mervyns II	10.5%	5.8%
Mervyns Add-On Investments	KLA/Mervyn's, L.L.C	Mervyns I and Mervyns II	10.5%	5.8%
Albertsons	KLA A Markets, LLC	Mervyns II	18.9%	5.7%
Albertsons Add-On Investments	KLA A Markets, LLC	Mervyns II	20.0%	6.0%
Shopko	KA-Shopko, LLC	Fund II	20.0%	2.0%
Marsh and Add-On Investments	KA Marsh, LLC	Fund II	20.0%	3.3%
Rex Stores	KLAC Rex Venture, LLC	Mervyns II	13.3%	13.3%

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. Investments In and Advances to Unconsolidated Affiliates continued
Other Opportunity Fund Investments
Fund I Investments
Fund I owned a 50% interest in the Sterling Heights Shopping Center, which was accounted for under the equity method of accounting. During the year ended December 31, 2009, Fund I recorded an impairment reserve of $3.8 million related to this investment. On March 25, 2010, the Sterling Heights Shopping Center was sold for $2.3 million. The proceeds from this sale together with the balance of Fund I’s recourse obligation of $0.6 million were used to fully liquidate the outstanding mortgage loan obligation.
Fund II Investments
Prior to June 30, 2010, Fund II had a 24.75% interest in CityPoint, a redevelopment project located in downtown Brooklyn, NY, which was accounted for under the equity method. On June 30, 2010, Fund II acquired the remaining interest in the project from its unaffiliated partner and, as a result, consolidates the CityPoint investment. (Note 2 -"Fund II").
Fund III Investments
The unaffiliated venture partners for the Lincoln Road (Note 2), White Oak (Note 2), Parkway Crossing (Note 2) and the White City Shopping Center (Note 2) investments maintain control over these entities and, as such, the Company accounts for these investments under the equity method.
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
Summary of Investments in Unconsolidated Affiliates
The following combined and condensed Balance Sheets and Statements of Operations, in each period, summarize the financial information of the Company’s investments in unconsolidated affiliates.

(dollars in thousands)	December 31, 2011	December 31, 2010
Combined and Condensed Balance Sheets
Assets:
Rental property, net	$280,470	$186,802
Investment in unconsolidated affiliates	156,421	192,002
Other assets	29,587	27,841
Total assets	$466,478	$406,645
Liabilities and partners’ equity:
Mortgage notes payable	$319,425	$267,565
Other liabilities	16,902	13,815
Partners’ equity	130,151	125,265
Total liabilities and partners’ equity	$466,478	$406,645
Company’s investment in and advances to unconsolidated affiliates	$84,568	$31,036
Company's share of distributions in excess of share of income and investments in unconsolidated affiliates	$(21,710)	$(20,884)

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. Investments In and Advances to Unconsolidated Affiliates, continued
Summary of Investments in Unconsolidated Affiliates, continued

	Years Ended December 31,
(dollars in thousands)	2011	2010	2009
Combined and Condensed Statements of Operations
Total revenues	$42,185	$29,460	$30,835
Operating and other expenses	15,924	10,617	9,851
Interest expense	17,099	13,525	13,786
Equity in earnings (losses) of unconsolidated affiliates	7,243	56,482	(30,568)
Depreciation and amortization	8,837	4,839	5,152
Loss on sale of property, net	—	(2,957)	(390)
Net income (loss)	$7,568	$54,004	$(28,912)

Company’s share of net income (loss)	$1,946	$11,363	$(1,141)
Impairment loss	—	—	(3,768)
Amortization of excess investment	(391)	(392)	(388)
Company’s equity in earnings (losses) of unconsolidated affiliates	$1,555	$10,971	$(5,297)

5. Notes Receivable and Preferred Equity Investment
As of December 31, 2011, the Company’s notes receivable, net approximated $60.0 million and were collateralized by the underlying properties, the borrower’s ownership interest in the entities that own the properties and/or by the borrower’s personal guarantee. Notes Receivable were as follows at December 31, 2011:

Description	Effective interest rate	Maturity date	Periodic payment terms	Prior liens	Face amount of mortgages	Carrying amount of mortgages
(dollars in thousands)
Zero Coupon Loan	24.00%	1/3/2016	(2)	$166,200	$5,644	$3,563
Mezzanine Loan	10.00%	12/31/2013	(2)	85,835	9,089	9,089
Mezzanine Loan	15.00%	Capital Event	(2)	11,925	3,834	3,834
Mezzanine Loan	17.50%	1/1/2017	(2)	37,700	3,550	2,173
First Mortgage Loan	12.00%	12/5/2012	(1)	—	8,500	8,500
First Mortgage Loan	10.77%	Demand Note	(2)	—	10,000	10,000
First Mortgage Loan	7.00%	2/1/2012	(1)	—	4,000	4,000
Construction Loan	20.51%	4/1/2012	(2)	—	5,400	5,400
First Mortgage Loan	6.00%	12/1/2012	(1)	—	12,609	12,609
Individually less than 3%	10.00% to 12.00%	12/31/13 to Capital Event		—	8,399	821
Total					$71,025	$59,989

Notes:
(1)	Payable upon maturity.
(2)	Interest only payable monthly, principal due on maturity.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5. Notes Receivable and Preferred Equity Investment, continued
During December 2011, the Company made an $8.5 million loan, which is collateralized by three properties located in Chicago, IL. The loan matures in December 2012 and bears interest at 12.0%.
During December 2011, the Company made a $12.6 million loan in conjunction with the sale of 15 Kroger/Safeway locations. The loan, which is collateralized by 14 Kroger/Safeway properties, matures in December 2012 and bears interest at 6.0%. There are two six-month extension options, the first of which bears interest at 9% and the second bears interest at 12%.
During October 2011, the Company made a $5.4 million construction loan which is collateralized by an interest in a development property located in Haledon, NJ. The loan matures in April 2012 and has one six-month extension option and bears interest at 15.0%.
During September 2011, the Company reclassified an $8.0 million mezzanine loan from Notes Receivable to Investments in and Advances to Unconsolidated Affiliates related to the acquisition of the Georgetown Portfolio (Note 4).
During September 2011, the Company made a $4.0 million loan to two members of an entity which owns a shopping center in Washington D.C. The note accrues interest at 7% and matures in February 2012. In addition to the loan, the Company entered into and subsequently exercised an option to purchase the shopping center at a future date, pending the servicer's approval of the assignment of a first mortgage loan of $17.0 million. The loan will be offset against the purchase price when the Company acquires the property.
During May 2011, the Company received a final payment of $54.7 million on a mezzanine loan, representing $33.8 million of principal, $13.4 million of accrued interest, and a $7.5 million exit fee.
During February 2011, the Company made a mezzanine loan for $3.8 million which accrues interest at 15% and is payable upon a capital event. The Company also received a payment of $1.9 million on a mezzanine loan.
During September 2010, the Company received a payment of $49.4 million on a preferred equity investment, representing $40.0 million of invested capital and $9.4 million of accrued preferred return.
During April 2010, the Company received a payment of $2.1 million and during December 2009 received a payment of $4.7 million, both representing paydowns on its first mortgage loan secured by three retail properties, following the sale of two of the collateralized properties.
During December 2009, the Company made a loan for $8.6 million. The original term of this loan was for one year, with two six- month extension options, and bore interest at 14.5%. During December 2011, this investment was fully liquidated. The Company received $8.6 million of principal and $1.0 million of accrued interest.
During August 2009, the Company received a payment of $2.8 million representing the entire balance on its first mortgage loan secured by an interest in a property in Pennsylvania.
During August 2009, the Company received a payment of $5.1 million representing a paydown on its first mortgage loan secured by an interest in a single tenant property located in Long Island, New York.
During June 2009, the Company received a payment of $0.7 million representing a paydown on its loan secured by an interest in a property in South Carolina.
During March 2009, the Company received a payment of $0.3 million representing the entire balance on a loan secured by an interest in a property in South Carolina.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5. Notes Receivable and Preferred Equity Investment, continued
The following table reconciles notes receivable and preferred equity investments from January 1, 2009 to December 31, 2011:

	For the years ended December 31,
(dollars in thousands)	2011	2010	2009
Balance at beginning of period	$89,202	$125,221	$125,587
Additions during period:
New mortgage loans	34,758	—	10,839
Deductions during period:
Collections of principal	(56,517)	(42,010)	(13,614)
Reclass to investments in unconsolidated affiliates	(8,000)	—	—
Non-cash accretion of notes receivable	786	6,164	5,352
Reserves	(240)	(93)	(2,943)
Other	—	(80)	—
Balance at close of period	$59,989	$89,202	$125,221

The following table reconciles the allowance for notes receivable from December 31, 2009 to December 31, 2011:

Allowance for
(dollars in thousands)	Notes Receivable
Balance at December 31, 2009	$5,943
Reserves	93
Write off of notes receivable	(3,000)
Balance at December 31, 2010	3,036
Reserves	240
Balance at December 31, 2011	$3,276
6. Deferred Charges
Deferred charges consist of the following as of December 31, 2011 and 2010:

	December 31,
(dollars in thousands)	2011	2010
Deferred financing costs	$31,860	$29,692
Deferred leasing and other costs	32,103	30,485
	63,963	60,177
Accumulated amortization	(38,109)	(36,463)
Total	$25,854	$23,714

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
The scheduled amortization of acquired lease intangible assets and liabilities as of December 31, 2011 is as follows:

(dollars in thousands)	Acquired lease intangible
	Assets	Liabilities
2012	$3,695	$1,112
2013	3,083	895
2014	2,688	587
2015	2,550	419
2016	2,387	395
Thereafter	12,318	2,054
Total	$26,721	$5,462

8. Mortgages Payable
At December 31, 2011 and 2010, mortgage notes payable, excluding the net valuation premium on the assumption of debt, aggregated $787.9 million and $806.1 million, respectively, and were collateralized by 29 properties and related tenant leases. Interest rates on the Company’s outstanding mortgage indebtedness ranged from 1.55% to 7.34% with maturities that ranged from September 2012 to November 2032. Certain loans are cross-collateralized and contain cross-default provisions. The loan agreements contain customary representations, covenants and events of default. Certain loan agreements require the Company to comply with affirmative and negative covenants, including the maintenance of debt service coverage and leverage ratios.
The following reflects mortgage loan activity for the year ended December 31, 2011:
During November 2011, the Company extended the maturity date of a $9.9 million loan to September 1, 2012. The extension required a payment of $0.5 million, reducing the balance of the loan to $9.4 million. The loan continues to bear interest at LIBOR plus 325 basis points.

During November 2011, the Company extended the maturity date of an $8.3 million loan that was maturing to October 30, 2012. The loan continues to bear interest at LIBOR plus 165 basis points.

During October 2011, the Company extended the maturity date of its $64.5 million revolving credit facility collateralized by six properties from December 1, 2011 to December 1, 2012.The loan continues to bear interest at LIBOR plus 125 basis points.

During October 2011, the Company amended and extended the maturity of a $13.7 million loan collateralized by a property that was scheduled to mature in December 2011. The amendment required a $0.9 million pay down of principal, reducing the balance of the loan to $12.8 million. The loan bears interest at LIBOR plus 225 basis points, matures on September 30, 2014, and has one three-year extension option.

During September 2011, the Company modified and extended the Fund III subscription line of credit. The modification provided a one year extension of the maturity date to October 10, 2012 and adjusted the interest rate to LIBOR plus 225 basis points. During

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8. Mortgages Payable, continued
2011, the Company borrowed $71.6 million and repaid $107.0 million under this line of credit. As of December 31, 2011, the total outstanding amount on this line of credit was $136.1 million.

During September 2011, the Company closed on a $12.5 million loan collateralized by a property. The loan bears interest at LIBOR plus 235 basis points and matures on September 30, 2014 with two one-year extension options.

During August 2011, the Company amended an existing $58.0 million loan collateralized by a property. The amendment provided for an additional $4.0 million of proceeds. The amended loan continues to bear interest at LIBOR plus 400 basis points, subject to a LIBOR floor of 250 basis points and matured on January 12, 2012 and was extended. Previously, during January 2011, the Company had amended this loan to provide for an additional $3.0 million supplemental loan and a $7.0 million subordinate loan. During 2011, the Company drew down an additional $16.2 million on this construction loan. As of December 31, 2011, the total outstanding amount on this loan was $56.5 million. Subsequent to December 31, 2011, the loan maturity date was extended to September 11, 2012. All other terms have remained the same.

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

During January 2011, the Company borrowed the remaining $2.4 million of a $34.0 million loan collateralized by a property.
The following table sets forth certain information pertaining to our secured credit facilities:

(dollars in thousands) Borrower	Total amount of credit facility	Amount borrowed as of December 31, 2010	Net borrowings (repayments) during the year ended December 31, 2011	Amount borrowed as of December 31, 2011	Letters of credit outstanding as of December 31, 2011	Amount available under credit facilities as of December 31, 2011
Acadia Realty, LP	$64,498	$1,000	$—	$1,000	$4,561	$58,937
Fund II	40,000	40,000	—	40,000	—	—
Fund III	150,286	171,450	(35,371)	136,079	—	14,207
Total	$254,784	$212,450	$(35,371)	$177,079	$4,561	$73,144

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8. Mortgages Payable, continued
The following table summarizes the Company’s mortgage and other secured indebtedness as of December 31, 2011 and December 31, 2010:

(dollars in thousands)
Description of Debt and Collateral	12/31/2011	12/31/2010	Interest Rate at December 31, 2011	Maturity	Payment Terms
Mortgage notes payable – variable-rate
Canarsie Plaza	$56,476	$40,243	Greater of 6.50% or 4.30% (LIBOR+4.00%)	9/11/2012	Interest only monthly.
Liberty Avenue	9,395	10,000	3.55% (LIBOR+3.25%)	9/1/2012	Interest only monthly.
Fordham Place	84,277	85,910	Greater of 1.5%+3.5% or 5.00% (LIBOR+3.50%)	9/30/2012	Monthly principal and interest.
Tarrytown Shopping Center	8,260	8,427	1.95% (LIBOR+1.65%)	10/30/2012	Interest only monthly.
161st Street	28,900	28,900	5.80% (LIBOR+5.50%)	4/1/2013	Interest only monthly.
CityPoint	20,650	20,650	2.80% (LIBOR+2.50%)	8/12/2013	Interest only monthly.
Six self-storage properties	42,000	—	Greater of 4.65% or 4.45% (LIBOR+4.15%)	8/31/2013	Interest only monthly until 10/2012; monthly principal and interest thereafter.
Pelham Manor	34,000	31,554	3.05% (LIBOR+2.75%)	12/1/2013	Monthly principal and interest.
Branch Shopping Plaza	12,761	13,932	2.55% (LIBOR+2.25%)	9/30/2014	Monthly principal and interest.
125 Main Street, Westport	12,500	—	2.65% (LIBOR+2.35%)	9/30/2014	Interest only monthly.
Cortlandt Towne Center	50,000	50,000	2.20% (LIBOR+1.90%)	10/26/2015	Monthly principal and interest.
Village Commons Shopping Center	9,310	9,305	1.70% (LIBOR+1.40%)	6/30/2018	Monthly principal and interest.
Sub-total mortgage notes payable	368,529	298,921
Secured credit facilities – variable-rate:
Fund III revolving subscription line of credit (2)	136,079	171,450	2.55% (LIBOR+2.25%)	10/10/2012	Interest only monthly.
Six Core Portfolio properties	1,000	1,000	1.55% (LIBOR+1.25%)	12/1/2012	Annual principal and monthly interest.
Fund II term loan	40,000	40,000	3.20% (LIBOR+2.90%)	12/22/2014	Interest only monthly.
Sub-total secured credit facilities	177,079	212,450
Interest rate swaps (1)	(57,027)	(71,535)
Total variable-rate debt	488,581	439,836

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8. Mortgages Payable, continued

(dollars in thousands)
Description of Debt and Collateral	12/31/2011	12/31/2010	Interest Rate at December 31, 2011	Maturity	Payment Terms

Mortgage notes payable – fixed-rate
Five Self-Storage properties	—	41,500
Chestnut Hill	—	9,338
Clark Diversey	4,491	4,625	6.35%	7/1/2014	Monthly principal and interest.
New Loudon Center	13,882	14,119	5.64%	9/6/2014	Monthly principal and interest.
CityPoint	20,000	20,000	7.25%	11/1/2014	Interest only quarterly.
Crescent Plaza	17,287	17,539	4.98%	9/6/2015	Monthly principal and interest.
Pacesetter Park Shopping Center	11,941	12,132	5.12%	11/6/2015	Monthly principal and interest.
Elmwood Park Shopping Center	33,738	34,197	5.53%	1/1/2016	Monthly principal and interest.
The Gateway Shopping Center	20,308	20,500	5.44%	3/1/2016	Monthly principal and interest.
Walnut Hill Plaza	23,458	23,500	6.06%	10/1/2016	Monthly principal and interest.
239 Greenwich Avenue	26,000	26,000	5.42%	2/11/2017	Interest only monthly.
Merrillville Plaza	26,250	26,250	5.88%	8/1/2017	Interest only monthly until 7/2012; monthly principal and interest thereafter.
216th Street	25,500	25,500	5.80%	10/1/2017	Interest only monthly.
Atlantic Avenue	11,540	11,540	7.34%	1/1/2020	Interest only upon drawdown on construction loan until 1/2015; monthly principal and interest thereafter.
A&P Shopping Plaza	7,874	8,033	6.40%	11/1/2032	Monthly principal and interest.
Interest rate swaps (1)	57,027	71,535	5.41%
Total fixed-rate debt	299,296	366,308
Unamortized premium	33	68
Total	$787,910	$806,212

(1)	Represents the amount of the Company’s variable-rate debt that has been fixed through certain cash flow hedge transactions. (Note 10).

(2)	The Fund III revolving subscription line of credit is secured by unfunded investor capital commitments.
The scheduled principal repayments of all indebtedness including Convertible Notes (Note 9) as of December 31, 2011 are as follows (does not include $33,000 net valuation premium on assumption of debt):

(dollars in thousands)
2012	$298,335
2013	128,059
2014	104,667
2015	79,710
2016	74,722
Thereafter	103,314
$788,807

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9. Convertible Notes Payable
In December 2006 and January 2007, the Company issued a total of $115.0 million of convertible notes with a fixed interest rate of 3.75% due 2026 (the “Convertible Notes”). The Convertible Notes were issued at par and require interest payments semi-annually in arrears on June 15 and December 15 of each year. The Convertible Notes are unsecured unsubordinated obligations and rank equally with all other unsecured and unsubordinated indebtedness. The Convertible Notes have an effective interest rate of 6.03% giving effect to the accounting treatment required by ASC Topic 470-20, “Debt with Conversion and Other Options.” The Convertible Notes had an initial conversion price of $30.86 per share. The conversion rate may be adjusted under certain circumstances, including the payment of cash dividends in excess of the regular quarterly cash dividend in place at the time the Convertible Notes were issued. As of December 31, 2011, the adjusted conversion price is $29.26. Upon conversion of the Convertible Notes, the Company will deliver cash and, in some circumstances, Common Shares, as specified in the indenture relating to the Convertible Notes. In general, the Convertible Notes may only be converted prior to maturity during any calendar quarter beginning after December 31, 2006 if the Company’s Common Shares trade at 130% of the conversion price for at least 20 days within a consecutive 30 day trading period. Prior to December 20, 2011, the Company did not have the right to redeem Convertible Notes, except to preserve its status as a REIT. After December 20, 2011, the Company has the right to redeem the notes, in whole or in part, at any time and from time to time, for cash equal to 100% of the principal amount of the notes plus any accrued and unpaid interest to, but not including, the redemption date. The Holders of notes may require the Company to repurchase their notes, in whole or in part, on December 20, 2011, December 15, 2016, and December 15, 2021 for cash equal to 100% of the principal amount of the notes to be repurchased plus any accrued and unpaid interest to, but not including, the repurchase date (the "Repurchase Option").
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
The Convertible Notes "if-converted" value does not exceed their principal amount as of December 31, 2011 and there are no derivative transactions that were entered into in connection with the issuance of the Convertible Notes.
Effective January 1, 2009, the Company adopted ASC Topic 470-20 which required it to retrospectively restate and reclassify previously disclosed consolidated financial statements to allocate the proceeds from the issuance of convertible debt between a debt component and an equity component. The resulting discount on the debt component was amortized over the period the convertible debt was expected to be outstanding, which was December 11, 2006 to December 20, 2011, as additional non-cash interest expense.The equity component recorded as additional paid-in capital was $11.3 million, which represented the difference between the proceeds from the issuance of the Convertible Notes and the fair value of the liability at the time of issuance. As the Company determined, in connection with the Repurchase Option, that the Convertible Notes matured on December 20, 2011, as of December 31, 2011, all loan costs associated with the issuance have been expensed and there is no remaining carrying amount of the equity component included in additional paid-in capital.
The carrying amount of the equity component included in additional paid-in capital totaled $1.1 million at December 31, 2010. Interest expense relating to the contractual interest coupon recognized in the Consolidated Statements of Income was $1.5 million, $1.9 million and $2.5 million for the years ended December 31, 2011, 2010, and 2009, respectively, The additional non-cash interest expense recognized in the Consolidated Statements of Income was $0.8 million, $1.0 million and $1.3 million for the years ended December 31, 2011, 2010, and 2009, respectively.
During 2011, the Company purchased $48.8 million of the Convertible Notes, including $24.0 million that were repurchased on December 20, 2011 pursuant to the Repurchase Option. As of December 31, 2011, the Company has purchased $114.1 million in principal amount of its convertible debt at an average discount of approximately 11%. The transactions resulted in a (loss) gain on debt extinguishment of ($0.4) million and $7.1 million for the years ended December 31, 2011 and 2009, respectively. The outstanding Convertible Notes principal amount as of December 31, 2011 and 2010 was $0.9 million and $49.8 million, respectively. The outstanding Convertible Notes net carrying amount as of December 31, 2011 and 2010 was $0.9 million and $48.7 million, respectively.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. Financial Instruments and Fair Value Measurements
Derivative Financial Instruments
The FASB’s derivative and hedging guidance establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by the FASB guidance, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecast transactions, are considered cash flow hedges.
For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive (loss) income (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in fair value would be recognized in earnings.
As of December 31, 2011, the Company’s derivative financial instruments consisted of six interest rate LIBOR swaps with an aggregate notional value of $57.0 million which fix interest at rates from 2.7% to 5.1% and mature between March 2012 and December 2022. The Company also has three derivative financial instruments with a notional value of $75.0 million which cap interest at 3.0%, 6.0% and 3.5% and mature in October 2012, April 2013 and August 2013, respectively. The fair value of the derivative liability of these instruments, which is included in other liabilities in the consolidated balance sheets, totaled $3.5 million and $2.8 million at December 31, 2011 and 2010, respectively. The notional value does not represent exposure to credit, interest rate or market risks.
These derivative instruments have been designated as cash flow hedges and hedge the future cash outflows on variable rate mortgage debt. Such instruments are reported at the fair value reflected above. As of December 31, 2011 and 2010, unrealized losses totaling $3.9 million and $2.8 million, respectively, were reflected in accumulated other comprehensive loss. It is estimated that approximately $1.5 million included in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense in the 2012 results of operations.
As of December 31, 2011 and 2010, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges. As of December 31, 2011, none of the Company’s hedges were ineffective.
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
The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2011:

(dollars in thousands)	Level 1	Level 2	Level 3
Liabilities
Derivative financial instruments	$—	$3,518	$—

During the year ended December 31, 2011, the Company determined that the value of the Granville Centre owned by Fund I was impaired and recorded an impairment loss of $6.9 million (Note 1). The Company estimated the Granville Centre's fair value by using projected future cash flows, which it determined were not sufficient to recover the property's net book value. The inputs used to determine the fair value of the Granville Centre were classified as Level 3 under authoritative guidance for fair value measurements.

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
The Company has determined the estimated fair values of the following financial instruments by discounting future cash flows utilizing a discount rate equivalent to the rate at which similar financial instruments would be originated at the reporting date:

	December 31, 2011		December 31, 2010
(dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Notes Receivable and Preferred Equity Investments	$59,989	$59,989	$89,202	$90,612
Mortgage Notes Payable and Convertible Notes Payable	$788,840	$792,737	$854,924	$863,639
11. Shareholders’ Equity and Noncontrolling Interests
Common Shares
During the first quarter of 2011, 40,254 employee Restricted Shares were canceled to pay the employees’ income taxes due on the value of the portion of their Restricted Shares that vested. During the year ended December 31, 2011, the Company recognized accrued Common Share and Common OP Unit-based compensation totaling $4.0 million in connection with the vesting of Restricted Shares and Units (Note 15).
During November 2011, the Company issued 2.25 million Common Shares generating net proceeds of approximately $45.0 million.
Noncontrolling Interests
The following table summarizes the change in the noncontrolling interests since December 31, 2010:

	Noncontrolling Interests in Operating Partnership	Noncontrolling Interests in Partially-Owned Affiliates
(dollars in thousands)
Balance at December 31, 2010	$4,409	$264,901
Distributions declared of $0.72 per Common OP Unit	(984)	—
Net income for the period January 1 through December 31, 2011	652	1,508
Conversion of 11,569 OP Units to Common Shares by limited partners of the Operating Partnership	(56)	—
Issuance of LTIP Unit Awards to employees	2,441	—
Other comprehensive income - unrealized loss on valuation of swap agreements	(48)	(2,102)
Reclassification of realized interest expense on swap agreements	28	648
Noncontrolling interest contributions	—	117,945
Noncontrolling interest distributions and other reductions	—	(7,697)
Employee Long-term Incentive Plan Unit Awards	3,550	—
Balance at December 31, 2011	$9,992	$375,203
Noncontrolling interests in the Operating Partnership represents (i) the limited partners’ 279,748 and 281,294 Common OP Units at December 31, 2011 and 2010, (ii) 188 Series A Preferred OP Units at December 31, 2011 and 2010, with a stated value of $1,000 per unit, which are entitled to a preferred quarterly distribution of the greater of (a) $22.50 (9% annually) per Series A Preferred

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. Shareholders’ Equity and Noncontrolling Interests, continued
OP Unit or (b) the quarterly distribution attributable to a Series A Preferred OP Unit if such unit were converted into a Common OP Unit, and (iii) 1,061,564 and 641,534 LTIP units as of December 31, 2011 and December 31, 2010 respectively, as discussed in Share Incentive Plan (Note 15).
Noncontrolling interests in partially-owned affiliates include third-party interests in Fund I, II and III, Mervyns I and II, and ten other entities.
In 2005, the Company issued 250,000 Restricted Common OP Units to Klaff in consideration for an interest in certain management contract rights. During 2010, Klaff converted the 250,000 Restricted Common OP Units into Common Shares.
The Series A Preferred OP Units were issued in 1999 in connection with the acquisition of a property. Through December 31, 2011, 1,392 Series A Preferred OP Units were converted into 185,600 Common OP Units and then into Common Shares. The 188 remaining Series A Preferred OP Units are currently convertible into Common OP Units based on the stated value divided by $7.50. Either the Company or the holders can currently call for the conversion of the Series A Preferred OP Units at the lesser of $7.50 or the market price of the Common Shares as of the conversion date.
12. Related Party Transactions
During February 2010, Klaff converted all 250,000 of its Restricted Common OP Units into 250,000 Common Shares.
In 2009, the Company earned asset management, leasing, disposition, development and construction fees for providing services to an existing portfolio of retail properties and/or leasehold interests in which Klaff had an interest. Fees earned by the Company in connection with this portfolio were $0.4 million for the year ended December 31, 2009.
The Company earns fees from one of its investments in unconsolidated partnerships (Note 4). The Company earned property management, construction, legal and leasing fees from the Brandywine Portfolio totaling $1.0 million, $0.8 million and $0.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.
Related party receivables due from unconsolidated affiliates totaled $1.4 million and $2.4 million at December 31, 2011 and 2010, respectively.
Lee Wielansky, the Lead Trustee of the Company, was paid a consulting fee of $0.1 million for each of the years ended December 31, 2011, 2010, and 2009.
13. Tenant Leases
Space in the shopping centers and other retail properties is leased to various tenants under operating leases that usually grant tenants renewal options and generally provide for additional rents based on certain operating expenses as well as tenants’ sales volume.
Minimum future rentals to be received under non-cancelable leases for shopping centers and other retail properties as of December 31, 2011 are summarized as follows:

(dollars in thousands)
2012	$87,873
2013	82,153
2014	75,099
2015	69,636
2016	65,245
Thereafter	574,137
Total	$954,143
During the years ended December 31, 2011, 2010 and 2009, no single tenant collectively accounted for more than 10% of the Company’s total revenues.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14. Lease Obligations
The Company leases land at nine of its shopping centers, which are accounted for as operating leases and generally provide the Company with renewal options. Ground rent expense was $4.6 million, $3.7 million, and $2.5 million (including capitalized ground rent at properties under development of $1.5 million, $0.5 million and $0.6 million) for the years ended December 31, 2011, 2010 and 2009, respectively. The leases terminate at various dates between 2020 and 2078. These leases provide the Company with options to renew for additional terms aggregating from 20 to 71 years. The Company leases space for its White Plains corporate office for a term expiring in 2015. Office rent expense under this lease was $1.4 million, $1.5 million and $1.5 million for the years ended December 31, 2011, 2010 and 2009, respectively. Future minimum rental payments required for leases having remaining non-cancelable lease terms are as follows:

(dollars in thousands)
2012	$5,115
2013	5,162
2014	4,975
2015	5,093
2016	3,986
Thereafter	138,242
Total	$162,573
15. Share Incentive Plan
During 2003, the Company adopted the 2003 Share Incentive Plan (the “2003 Plan”). The 2003 Plan authorizes the issuance of options, share appreciation rights, restricted shares (“Restricted Shares”), restricted OP Units (“LTIP Units”) and performance units (collectively, “Awards”) to officers, employees and trustees of the Company and consultants to the Company equal to up to four percent of the total Common Shares of the Company outstanding from time to time on a fully diluted basis. However, no participant may receive more than the equivalent of 1,000,000 Common Shares during the term of the 2003 Plan with respect to Awards. Options are granted by the Compensation Committee (the “Committee”), which currently consists of three non-employee Trustees, and will not have an exercise price less than 100% of the fair market value of the Common Shares and a term of greater than ten years at the grant date. Vesting of options is at the discretion of the Committee. Share appreciation rights provide for the participant to receive, upon exercise, cash and/or Common Shares, at the discretion of the Committee, equal to the excess of the market value of the Common Shares at the exercise date over the market value of the Common Shares at the grant date. The Committee determines the restrictions placed on Awards, including the dividends or distributions thereon and the term of such restrictions. The Committee also determines the award and vesting of performance units and performance shares based on the attainment of specified performance objectives of the Company within a specified performance period. Through December 31, 2011, no share appreciation rights or performance units/shares had been awarded. In connection with the Awards, to the extent that a portion of senior management’s cash bonus is converted into elective Awards, the number of shares issued are at a 25% discount and vest over time.
During 2006, the Company adopted the 2006 Share Incentive Plan (the “2006 Plan”). The 2006 Plan is substantially similar to the 2003 Plan, except that the maximum number of Common Share equivalents that the Company may issue pursuant to the 2006 Plan is 500,000.
On March 3, 2011 and March 22, 2011, the Company issued a combined total of 431,248 LTIP Units and 210 Restricted Shares to officers of the Company and 164 LTIP Units and 9,584 Restricted Shares to other employees of the Company. Vesting with respect to these awards is recognized ratably over the five annual anniversaries following the issuance date. Vesting with respect to 11% of the awards issued to officers are also generally subject to achieving certain Company performance measures. LTIP Units are similar to Restricted Shares but provide for a quarterly partnership distribution in a like amount as paid to Common OP Units. This distribution is paid on both unvested and vested LTIP Units. The LTIP Units are convertible into Common OP Units and Common Shares upon vesting and a revaluation of the book capital accounts.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15. Share Incentive Plan, continued
These awards were measured at their fair value as if they were vested on the grant date. Fair value was established as the market price of the Company’s Common Shares as of the close of trading on the day preceding the grant date.
The total value of the above Restricted Shares and LTIP Units as of the grant date was $8.4 million, of which $2.4 million was recognized in compensation expense during 2011 and $6.0 million will be recognized in compensation expense over the vesting period. The weighted average fair value for Restricted Shares and LTIP Units granted for the years ended December 31, 2011, 2010 and 2009 were $19.08, $16.73 and $10.31, respectively.
Total long-term incentive compensation expense, including the expense related to the above mentioned plans, was $4.0 million, $3.8 million and $3.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.
On May 10, 2011, the Company issued 22,154 Restricted Shares to Trustees of the Company in connection with Trustee fees. Vesting with respect to 10,279 of the Restricted Shares will be on the first anniversary of the date of issuance and 11,875 of the Restricted Shares vest over three years with 33% vesting on each of the next three anniversaries of the issuance date. The Restricted Shares do not carry voting rights or other rights of Common Shares until vesting and may not be transferred, assigned or pledged until the recipients have a vested non-forfeitable right to such shares. Dividends are not paid currently on unvested Restricted Shares, but are paid cumulatively from the issuance date through the applicable vesting date of such Restricted Shares. Trustee fee expense of $0.2 million for the year ended December 31, 2011 has been recognized in the accompanying consolidated financial statements related to this issuance.

In 2009, the Company adopted the Long Term Investment Alignment Program (the “Program”) pursuant to which the Company may award units primarily to senior executives which would entitle them to receive up to 25% of any future Fund III Promote when and if such Promote is ultimately realized. The Company has awarded units representing 71% of the Program, which were determined to have no value at issuance or as of December 31, 2011. In accordance with ASC Topic 718, “Compensation - Stock Compensation,” compensation relating to these awards will be recorded based on the change in the estimated fair value at each reporting period.
As of December 31, 2011, the Company had 101,283 options outstanding to officers and employees and 49,000 options outstanding to non-employee Trustees of the Company of which all have vested. These options are for ten-year terms from the grant date and vested in three equal annual installments, which began on their respective grant dates.
A summary of option activity under all option arrangements as of December 31, 2010 and 2011, and changes during the years then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (dollars in thousands)
Outstanding and exercisable at December 31, 2009	159,283	$18.04	5.5	$—
Granted	—	—	—	—
Exercised	(7,000)	14.46	—	26
Forfeited or Expired	—	—	—	—
Outstanding and exercisable at December 31, 2010	152,283	18.20	4.5	6
Granted	—	—	—	—
Exercised	(2,000)	8.21	—	—
Forfeited or Expired	—	—	—	—
Outstanding and exercisable at December 31, 2011	150,283	$18.33	3.5	$272

The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $0.02 million, $0.03 million and $2.8 million, respectively.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15. Share Incentive Plan, continued
A summary of the status of the Company’s unvested Restricted Shares and LTIP Units as of December 31, 2010 and 2011 and changes during the years ended December 31, 2010 and 2011, is presented below:

Unvested Shares and LTIP Units	Restricted Shares	Weighted Grant-Date Fair Value	LTIP Units	Weighted Grant-Date Fair Value
Unvested at December 31, 2009	272,512	$20.76	362,833	$16.35
Granted	24,473	17.32	266,928	16.73
Vested	(143,042)	21.26	(67,022)	15.69
Forfeited	(513)	13.74	—	—
Unvested at December 31, 2010	153,430	19.75	562,739	16.61
Granted	32,970	19.13	431,412	19.08
Vested	(104,196)	20.95	(153,895)	16.78
Forfeited	(6,465)	14.73	(1,358)	16.86
Unvested at December 31, 2011	75,739	$18.25	838,898	$17.85
As of December 31, 2011, there was $9.4 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under share incentive plans. That cost is expected to be recognized over a weighted-average period of 1.9 years. The total fair value of Restricted Shares that vested during the years ended December 31, 2011, 2010 and 2009 was $2.2 million, $3.0 million and $5.0 million, respectively.
16. Employee Share Purchase and Deferred Share Plan
The Acadia Realty Trust Employee Share Purchase Plan (the “Purchase Plan”), allows eligible employees of the Company to purchase Common Shares through payroll deductions. The Purchase Plan provides for employees to purchase Common Shares on a quarterly basis at a 15% discount to the closing price of the Company’s Common Shares on either the first day or the last day of the quarter, whichever is lower. A participant may not purchase more the $25,000 in Common Shares per year. Compensation expense will be recognized by the Company to the extent of the above discount to the closing price of the Common Shares with respect to the applicable quarter. During 2011, 2010 and 2009, a total of 4,886, 6,184 and 8,744 Common Shares, respectively, were purchased by employees under the Purchase Plan. Associated compensation expense of $0.01 million was recorded in 2011 and $0.02 million was recorded in both 2010 and 2009.
During May of 2006, the Company adopted a Trustee Deferral and Distribution Election (“Trustee Deferral Plan”) whereby the participating Trustees have deferred compensation of $0.06 million in both 2011 and 2010 and $0.05 million for 2009. During 2009, certain trustees elected to receive 14,722 Common Shares, which were previously deferred, from the Trustee Deferral Plan.
17. Employee 401(k) Plan
The Company maintains a 401(k) plan for employees under which the Company currently matches 50% of a plan participant’s contribution up to 6% of the employee’s annual salary. A plan participant may contribute up to a maximum of 15% of their compensation up to $16,500 for the year ended December 31, 2011. The Company contributed $0.2 million for each of the years ended December 31, 2011, 2010 and 2009.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
18. Dividends and Distributions Payable
On November 29, 2011, the Board of Trustees declared a cash dividend for the quarter ended December 31, 2011, of $0.18 per Common Share, which was paid on February 1, 2012 to holders of record as of December 31, 2011.
19. Federal Income Taxes
The Company has elected to qualify as a REIT in accordance with Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), and intends at all times to qualify as a REIT under the Code. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its annual REIT taxable income to its shareholders. As a REIT, the Company generally will not be subject to corporate Federal income tax, provided that distributions to its shareholders equal at least the amount of its REIT taxable income as defined under the Code. As the Company distributed sufficient taxable income for the years ended December 31, 2011, 2010 and 2009, no U.S. Federal income or excise taxes were incurred. If the Company fails to qualify as a REIT in any taxable year, it will be subject to Federal income taxes at the regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for the four subsequent taxable years. Even though the Company qualifies for taxation as a REIT, the Company is subject to certain state and local taxes on its income and property and Federal income and excise taxes on any undistributed taxable income. In addition, taxable income from non-REIT activities managed through the Company’s Taxable REIT Subsidiary (“TRS”) is subject to Federal, state and local income taxes.
Characterization of Distributions:
The Company has determined that the cash distributed to the shareholders is characterized as follows for Federal income tax purposes:

	For the years ended December 31,
	2011	2010	2009
Ordinary income	75%	100%	95%
Qualified dividend	22%	—%	—%
Capital gain	3%	—%	5%
	100%	100%	100%

Taxable REIT Subsidiaries
Income taxes have been provided for using the liability method as required by ASC Topic 740 “Income Taxes.” The Company’s TRS income and provision for income taxes for the years ended December 31, 2011, 2010 and 2009 are summarized as follows:

(dollars in thousands)	2011	2010	2009
TRS income before income taxes	$376	$5,716	$2,671
Provision for income taxes:
Federal	222	2,164	1,025
State and local	59	543	292
TRS net income before noncontrolling interests	95	3,009	1,354
Noncontrolling interests	1,245	(545)	—
TRS net income	$1,340	$2,464	$1,354

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
19. Federal Income Taxes, continued
The income tax provision differs from the amount computed by applying the statutory federal income tax rate to income before income taxes as follows (not adjusted for temporary book/tax differences):

(dollars in thousands)	2011	2010	2009
Federal provision at statutory tax rate	$128	$1,943	$908
TRS State and local taxes, net of federal benefit	20	358	193
Tax effect of:
Permanent differences, net	(279)	406	138
Restricted stock vesting	266	—	—
Other	146	—	78
REIT state and local income and franchise taxes	193	183	224
Total provision for income taxes	$474	$2,890	$1,541
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

	Years ended December 31,
(dollars in thousands, except per share amounts)	2011	2010	2009
Numerator:
Income from continuing operations attributable to Common Shareholders	$20,062	$28,260	$26,574
Effect of dilutive securities:
Preferred OP Unit distributions	18	18	19
Numerator for diluted earnings per Common Share	20,080	28,278	26,593
Denominator:
Weighted average shares for basic earnings per share	40,697	40,136	38,005
Effect of dilutive securities:
Employee share options	264	245	212
Convertible Preferred OP Units	25	25	25
Dilutive potential Common Shares	289	270	237
Denominator for diluted earnings per share	40,986	40,406	38,242
Basic earnings per Common Share from continuing operations attributable to Common Shareholders	$0.50	$0.70	$0.70
Diluted earnings per Common Share from continuing operations attributable to Common Shareholders	$0.49	$0.70	$0.70
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

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
20. Earnings Per Common Share (continued)
The effect of the assumed conversion of 188 Series A Preferred OP Units into 25,067 Common Shares would be dilutive for the years ended December 31, 2011, 2010 and 2009 and are accordingly included in the table above.
21. Summary of Quarterly Financial Information (unaudited)
The quarterly results of operations of the Company for the years ended December 31, 2011 and 2010 are as follows:

(dollars in thousands, except per share amounts)	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Revenue	$37,447	$37,845	$36,656	$38,213
Income from continuing operations attributable to Common Shareholders	$8,185	$4,245	$3,843	$3,789
Income from discontinued operations attributable to Common Shareholders	$1,238	$25,989	$168	$4,098
Net income attributable to Common Shareholders	$9,423	$30,234	$4,011	$7,887
Net income attributable to Common Shareholders per Common Share - basic:
Income from continuing operations	$0.20	$0.11	$0.10	$0.09
Income from discontinued operations	$0.03	$0.64	$—	$0.10
Net income per share	$0.23	$0.75	$0.10	$0.19
Net income attributable to Common Shareholders per Common Share - diluted:
Income from continuing operations	$0.20	$0.10	$0.10	$0.09
Income from discontinued operations	$0.03	$0.64	$—	$0.10
Net income per share	$0.23	$0.74	$0.10	$0.19
Cash dividends declared per Common Share	$0.18	$0.18	$0.18	$0.18
Weighted average Common Shares outstanding:
Basic	40,317,603	40,333,575	40,339,958	41,785,261
Diluted	40,580,173	40,633,317	40,628,781	42,066,390

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
21. Summary of Quarterly Financial Information (unaudited) (continued)

(dollars in thousands, except per share amounts)	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Revenue	$34,702	$33,997	$36,302	$36,044
Income from continuing operations attributable to Common Shareholders	$4,829	$12,250	$4,592	$6,589
Income from discontinued operations attributable to Common Shareholders	$301	$548	$525	$423
Net income attributable to Common Shareholders	$5,130	$12,798	$5,117	$7,012
Net income attributable to Common Shareholders per Common Share - basic:
Income from continuing operations	$0.12	$0.30	$0.12	$0.16
Income from discontinued operations	$0.01	$0.02	$0.01	$0.01
Net income per share	$0.13	$0.32	$0.13	$0.17
Net income attributable to Common Shareholders per Common Share - diluted:
Income from continuing operations	$0.12	$0.30	$0.12	$0.16
Income from discontinued operations	$0.01	$0.01	$0.01	$0.01
Net income per share	$0.13	$0.31	$0.13	$0.17
Cash dividends declared per Common Share	$0.18	$0.18	$0.18	$0.18
Weighted average Common Shares outstanding:
Basic	39,980,646	40,134,706	40,169,141	40,257,378
Diluted	40,149,931	40,371,812	40,430,998	40,594,009

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

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
22. Commitments and Contingencies (continued)
The Company is involved in various matters of litigation arising in the normal course of business. While the Company is unable to predict with certainty the amounts involved, the Company’s management and counsel are of the opinion that, when such litigation is resolved, the Company’s resulting liability, if any, will not have a significant effect on the Company’s consolidated financial position, results of operations, or liquidity. The Company's policy is to accrue legal expenses as they are incurred.
In September 2008, the Company, certain of its subsidiaries, and other unrelated entities (the “Investor Consortium”) were named as defendants in an adversary proceeding brought by Mervyn's LLC (“Mervyns”) in the United States Bankruptcy Court for the District of Delaware. The action involves five claims alleging fraudulent transfers in which Mervyns is nominally seeking approximately $1.175 billion in damages from the Investor Consortium, although the actual claims made by the administrator and the unsecured creditors are substantially less. The first claim contends that, at the time of the sale of Mervyns by Target Corporation to the Investor Consortium, a transfer of assets was made in an effort to defraud creditors. The Company believes that this aspect of the case is without merit. The remaining four claims relate to transfers of assets of Mervyns at various times after the sale by Target. The Company believes that there are substantial defenses to these claims and intends to continue to defend them vigorously. This matter is in the early stages of discovery. The parties to this action have agreed to a non-binding mediation, which is scheduled for the end of March, 2012.

Because of the inherently unpredictable nature of litigation, the Company could incur some amount of liability in connection with this matter. However, at the present time, there have not been sufficient developments in this matter for us to estimate the reasonably possible loss or range of loss that the Company might incur as a result of this matter.
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
The Company has arranged for the provision of one letter of credit in connection with a certain lease and investment. As of December 31, 2011, there were no outstanding balances under the letter of credit. If the letter of credit was fully drawn, the combined maximum amount of exposure would be $4.6 million.
23. Subsequent Events
During January 2012, the Company established an at-the-market (“ATM”) equity program with an aggregate offering price of up to $75.0 million in Common Shares. The Company intends to use the future net proceeds of this offering for general corporate purposes, which may include, among other things, repayment of its debt, future acquisitions, (directly in the Core Portfolio and through its Opportunity Funds), and redevelopments of and capital improvements to its properties.
During January 2012, the Company acquired 1520 North Milwaukee Ave, a 3,100 square foot property located in Chicago, IL for approximately $3.8 million.
During February 2012, Fund III, in a venture with an unaffiliated partner, acquired 640 Broadway, a 45,700 square foot property located in New York, NY for approximately $32.5 million.
During February 2012, the Company acquired a 40,000 square foot single tenant property, located in Cambridge, MA, for approximately $19.2 million, which included the assumption of $7.0 million of in-place mortgage debt.
During February 2012, Kenneth Bernstein, President and CEO, converted 150,000 Common OP Units into Common Shares and subsequently sold 75,000 Common Shares.

ACADIA REALTY TRUST
SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2011

		Initial Cost to Company			Amount at which Carried at December 31, 2011
Description	Encumbrances	Land	Buildings & Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Acquisition (a) Construction (c)
Shopping Centers
Core Portfolio:
Crescent Plaza Brockton, MA	$17,287	$1,147	$7,425	$1,219	$1,147	$8,644	$9,791	$6,116	1984	(a)
New Loudon Center Latham, NY	13,882	505	4,161	11,469	505	15,630	16,135	11,770	1982	(a)
Mark Plaza Edwardsville, PA	—	—	4,268	(872)	—	3,396	3,396	2,596	1968	(c)
Plaza 422 Lebanon, PA	—	190	3,004	2,199	190	5,203	5,393	4,010	1972	(c)
Route 6 Mall Honesdale, PA	—	1,664	—	11,185	1,664	11,185	12,849	6,381	1994	(c)
Bartow Avenue Bronx, NY	—	1,691	5,803	560	1,691	6,363	8,054	1,686	2005	(c)
Amboy Rd. Shopping Ctr. Staten Island, NY	—	—	11,909	1,519	—	13,428	13,428	2,184	2005	(a)
Abington Towne Center Abington, PA	(1)	799	3,197	2,007	799	5,204	6,003	2,504	1998	(a)
Bloomfield Town SquareBloomfield Hills, MI	(1)	3,207	13,774	13,647	3,207	27,421	30,628	10,260	1998	(a)
Walnut Hill Plaza Woonsocket, RI	23,458	3,122	12,488	1,941	3,122	14,429	17,551	5,378	1998	(a)
Elmwood Park Plaza Elmwood Park, NJ	33,738	3,248	12,992	14,789	3,798	27,231	31,029	12,081	1998	(a)
Merrillville Plaza Hobart, IN	26,250	4,288	17,152	2,702	4,288	19,854	24,142	7,203	1998	(a)
Marketplace of AbseconAbsecon, NJ	(1)	2,573	10,294	3,798	2,577	14,088	16,665	5,090	1998	(a)
Clark Diversey Chicago, IL	4,491	10,061	2,773	187	10,061	2,960	13,021	452	2006	(a)
Boonton Boonton, NJ	7,874	1,328	7,188	196	1,328	7,384	8,712	1,076	2006	(a)
Chestnut Hill Philadelphia, PA	—	8,289	5,691	44	8,289	5,735	14,024	794	2006	(a)
Third Avenue Bronx, NY	—	11,108	8,038	3,943	11,855	11,234	23,089	965	2006	(a)
Hobson West PlazaNaperville, IL	(1)	1,793	7,172	1,763	1,793	8,935	10,728	3,286	1998	(a)
Village Commons Shopping Center Smithtown, NY	9,310	3,229	12,917	3,358	3,229	16,275	19,504	6,168	1998	(a)
Town Line Plaza Rocky Hill, CT	(1)	878	3,510	7,502	907	10,983	11,890	7,935	1998	(a)
Branch Shopping Center Village of the Branch, NY	12,761	3,156	12,545	1,021	3,156	13,566	16,722	4,816	1998	(a)
The Methuen Shopping CenterMethuen, MA	(1)	956	3,826	594	961	4,415	5,376	1,681	1998	(a)
Gateway Shopping Center Burlington, VT	20,308	1,273	5,091	12,009	1,273	17,100	18,373	5,607	1999	(a)

		Initial Cost to Company			Amount at which Carried at December 31, 2011
Description	Encumbrances	Land	Buildings & Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Acquisition (a) Construction (c)
Shopping Centers
Core Portfolio:
Mad River Station Dayton, OH	—	2,350	9,404	1,058	2,350	10,462	12,812	3,573	1999	(a)
Pacesetter Park Shopping Center Ramapo, NY	11,941	1,475	5,899	1,121	1,475	7,020	8,495	2,720	1999	(a)
239 Greenwich Greenwich, CT	26,000	1,817	15,846	549	1,817	16,395	18,212	5,276	1998	(a)
West Shore Expressway Staten Island, NY	—	3,380	13,554	10	3,380	13,564	16,944	1,818	2007	(a)
West 54th Street Manhattan, NY	—	16,699	18,704	28	16,699	18,732	35,431	2,221	2007	(a)
Acadia 5-7 East 17th Street Manhattan, NY	—	3,048	7,281	—	3,048	7,281	10,329	743	2008	(a)
West Diversey 651-671 W Diversey Chicago, IL	—	8,576	17,256	—	8,576	17,256	25,832	252	2011	(a)
Mercer Street 15 Mercer Street New York, NY	—	1,887	2,483	—	1,887	2,483	4,370	31	2011	(a)
4401 White Plains Bronx, NY	—	1,581	5,054	—	1,581	5,054	6,635	42	2011	(a)
Chicago Street Retail Portfolio	—	3,319	13,187	—	3,319	13,187	16,506	137	2011	(a)
Undeveloped Land	—	251	—	—	251	—	251	—
Fund I:
Tarrytown Centre Westchester, NY	8,260	2,323	7,396	619	2,323	8,015	10,338	1,641	2004	(a)
Kroger/Safeway Various	—	—	4,265	—	—	4,265	4,265	4,067	2003	(a)
Fund II:
Liberty Avenue New York, NY	9,395	—	12,627	721	—	13,348	13,348	1,717	2005	(a)
Pelham Manor Westchester, NY	34,000	—	—	65,399	—	65,399	65,399	5,544	2004	(a)
400 E. Fordham Road Bronx, NY	84,277	11,144	18,010	95,318	16,253	108,219	124,472	9,090	2004	(a)
216th Street New York, NY	25,500	7,261	—	19,146	7,261	19,146	26,407	2,467	2005	(a)
161st Street Bronx, NY	28,900	16,679	28,410	261	16,679	28,671	45,350	4,642	2005	(a)
Atlantic Avenue Brooklyn, NY	11,540	5,322	—	15,350	5,322	15,350	20,672	945	2007	(a)
Canarsie Plaza Brooklyn, NY	56,476	32,543	—	82,915	32,543	82,915	115,458	2,368	2007	(a)
ASOF II, LLC	40,000	—	—	—	—	—	—	—
Fund III:
125 Main Street Assoc. Westport, CT	12,500	12,993	4,316	8,012	12,993	12,328	25,321	364	2007	(a)
Suffern Self Storage Suffern, NY	—	4,561	7,484	208	4,561	7,692	12,253	815	2008	(a)
Linden Self Storage Linden, NJ	(2)	3,515	6,139	385	3,515	6,524	10,039	726	2008	(a)
Webster Self Storage Bronx, NY	(2)	959	5,506	157	959	5,663	6,622	592	2008	(a)
Jersey City Self Storage Jersey City, NJ	(2)	2,377	9,654	91	2,377	9,745	12,122	1,059	2008	(a)

		Initial Cost to Company			Amount at which Carried at December 31, 2011
Description	Encumbrances	Land	Buildings & Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Acquisition (a) Construction (c)
Shopping Centers
Bronx Self Storage Bronx, NY	(2)	10,835	5,936	153	10,835	6,089	16,924	688	2008	(a)
Lawrence Self Storage Lawrence, NY	(2)	6,977	12,688	86	6,977	12,774	19,751	1,272	2008	(a)
Starr Avenue Self Storage Queens, NY	—	7,597	22,391	512	7,597	22,903	30,500	2,420	2008	(a)
New Rochelle Self Storage Westchester, NY	—	1,977	4,769	443	1,977	5,212	7,189	544	2008	(a)
Yonkers Self Storage Westchester, NY	—	3,121	17,457	283	3,121	17,740	20,861	1,765	2008	(a)
Bruckner Blvd. Self Storage Bronx, NY	—	6,244	10,551	245	6,244	10,796	17,040	1,105	2008	(a)
Ridgewood Self Storage Queens, NY	(2)	8,000	—	13,942	8,000	13,942	21,942	979	2008	(c)
Document Storage New York City, NY	—	—	—	1,083	—	1,083	1,083	208	2008	(a)
Cortlandt Towne Center Cortlandt, NY	50,000	7,293	61,395	3,712	7,293	65,107	72,400	8,512	2009	(a)
Heritage Shops Chicago, IL	—	13,131	15,409	—	13,131	15,409	28,540	394	2011	(a)
654 Broadway New York, NY	—	3,188	9,563	—	3,188	9,563	12,751	20	2011	(a)
Marcus Avenue New Hyde Park, NY	—	2,250	9,000	—	2,250	9,000	11,250	—	2011	(a)
ASOF III, LLC	136,079	—	—	—	—	—	—	—
Real Estate Under Development	40,650	45,658	2,564	171,423	45,658	181,470	227,128	—
Total	$787,877	$324,836	$559,416	$580,010	$331,280	$1,140,465	$1,471,745	$180,796

Notes:
(1)	These properties serve as collateral for the financing with Bank of America, N.A. in the amount of $1,000.
(2)	These properties serve as collateral for the financing with GEMSA, in the amount of $42,000.
1. Depreciation on buildings and improvements reflected in the statements of income is calculated over the estimated useful life of the assets as follows:
Buildings: 30 to 40 years
Improvements: Shorter of lease term or useful life
2. The aggregate gross cost of property included above for Federal income tax purposes was $1,345.0 million as of December 31, 2011
3. (a) Reconciliation of Real Estate Properties:
The following table reconciles the real estate properties from January 1, 2009 to December 31, 2011:

	For the years ended December 31,
(dollars in thousands)	2011	2010	2009
Balance at beginning of year	$1,305,561	$1,119,758	$1,004,347
Other improvements	60,300	185,803	46,723
Property Acquired	105,884	—	68,688
Balance at end of year	$1,471,745	$1,305,561	$1,119,758
3. (b) Reconciliation of Accumulated Depreciation:
The following table reconciles accumulated depreciation from January 1, 2009 to December 31, 2011:

	For the years ended December 31,
(dollars in thousands)	2011	2010	2009
Balance at beginning of year	$156,117	$132,488	$109,376
Depreciation related to real estate	24,679	23,629	23,112
Balance at end of year	$180,796	$156,117	$132,488