Form 10-K/A
period 2011-12-31
ACADIA REALTY TRUST
filed 2012-03-26
CIK 899629

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011 ("Form 10-K") is to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from the Registrant's Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 28, 2012, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Extension Definitions Document

101.LAB	XBRL Taxonomy Extension Labels Document

101.PRE	XBRL Taxonomy Extension Presentation Document

As permitted by Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 is required to be furnished by amendment within 30 days of the original filing date of the Form 10-K.

No other changes have been made to the Registrant's Form 10-K. This Amendment No. 1 does not reflect any subsequent events occurring after the original filing date of the Form 10-K or modify or update an any way disclosures made in the original filing.

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
EXHIBIT INDEX
The following is an index to all exhibits filed with the Annual Report on Form 10-K other than those incorporated by reference herein:

Exhibit No.	Description
3.1	Declaration of Trust of the Company, as amended (1)

3.2	Fourth Amendment to Declaration of Trust (1)

3.3	Amended and Restated Bylaws of the Company (1)

3.4	Fifth Amendment to Declaration of Trust (1)

3.5	First Amendment the Amended and Restated Bylaws of the Company (1)

4.1	Voting Trust Agreement between the Company and Yale University dated February 27, 2002 (1)

10.1	1999 Share Option Plan (1)

10.2	2003 Share Option Plan (1)

10.3	Form of Share Award Agreement (1)

10.4	Form of Registration Rights Agreement and Lock-Up Agreement (1)

10.5	Registration Rights and Lock-Up Agreement (RD Capital Transaction) (1)

10.6	Registration Rights and Lock-Up Agreement (Pacesetter Transaction) (1)

10.7
Contribution and Share Purchase Agreement dated as of April 15, 1998 among Mark Centers Trust, Mark Centers Limited Partnership, the Contributing Owners and Contributing Entities named therein, RD Properties, L.P. VI, RD Properties, L.P. VIA and RD Properties, L.P. VIB (1)

10.8	Agreement of Contribution among Acadia Realty Limited Partnership, Acadia Realty Trust and Klaff Realty, LP and Klaff Realty, Limited (1)

10.9	Employment agreement between the Company and Kenneth F. Bernstein dated October 1998 (1)

10.11	Amendment to employment agreement between the Company and Kenneth F. Bernstein dated January 19, 2007 (1)

10.12	First Amendment to Employment Agreement between the Company and Kenneth Bernstein dated as of January 1, 2001 (1)

10.13	Description of Long Term Investment Alignment Program (1)

10.14	Letter of employment offer between the Company and Michael Nelsen, Sr. Vice President and Chief Financial Officer dated February 19, 2003 (1)

10.15
Form of Amended and Restated Severance Agreement, dated June 12, 2008, that was entered into with each of Joel Braun, Executive Vice President and Chief Investment Officer; Michael Nelsen, Senior Vice President and Chief Financial Officer; Robert Masters, Senior Vice President, General Counsel, Chief Compliance Officer and Secretary; and Joseph Hogan, Senior Vice President and Director of Construction. (Incorporated by reference to the Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on June 12, 2008) (1)

Exhibit No.	Description

10.18
Consolidated, Amended and Restated Term Loan Agreement among Acadia-PA East Fordham Acquisitions, LLC, and Fordham Place Office LLC as borrower and The lenders Party Hereto as lenders and Eurohypo AG, New York Branch as Administrative Agent; Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing made by Acadia-PA East Fordham Acquisitions, LLC, and Fordham Place Office LLC in favor of Eurohypo AG, New York Branch as Administrative Agent; Replacement Note between Acadia-PA East Fordham Acquisitions, LLC, and Fordham Place Office LLC and Amalgamated Bank; Replacement Note between Acadia-PA East Fordham Acquisitions, LLC, and Fordham Place Office LLC and Deutsche Genossenschafts – Hypothekenbank AG; Replacement Note between Acadia-PA East Fordham Acquisitions, LLC, and Fordham Place Office LLC and Eurohypo AG, New York Branch; and Replacement Note between Acadia-PA East Fordham Acquisitions, LLC, and Fordham Place Office LLC and TD Bank. All dated November 4, 2009. (1)

10.19	Fifth Amendment to Employment Agreement between the Company and Kenneth F. Bernstein dated August 5, 2008 (1)

10.26
First Amendment to Severance Agreements between the Company and Joel Braun Executive Vice President and Chief Investment Officer, Michael Nelsen, Senior Vice President and Chief Financial Officer, Robert Masters, Senior Vice President, General Counsel, Chief Compliance Officer and Secretary and Joseph Hogan, Senior Vice President and Director of Construction dated January 19, 2007 (1)

10.28	Third Amended and Restated Credit Agreement and Note among Acadia Strategic Opportunity Fund II, LLC and Bank of America, N.A., dated March 3, 2010 (1)

10.36
Amended and Restated Loan Agreement among Acadia Cortlandt LLC and Bank of America, N.A., Note between Acadia Cortlandt LLC and Bank of America, N.A., Note Consolidation and Modification Agreement between Acadia Cortlandt LLC and Bank of America, N.A., Note between Acadia Cortlandt LLC and Bank of America, N.A., Mortgage Consolidation and Modification Agreement between Acadia Cortlandt LLC and Bank of America, N.A., Mortgage Security Agreement between Acadia Cortlandt LLC and Bank of America, N.A. and Amended and Restated Guaranty Agreement between Acadia Cortlandt LLC and Bank of America, N.A., all dated October 26, 2010 (1)

10.39	Fourth Amended and Restated Credit Agreement among Acadia Strategic Opportunity Fund II, LLC and Bank of America, N.A. dated December 22, 2010 (1)

10.43	Amended and Restated Severance Agreement, dated April 19, 2011, that was entered into with Christopher Conlon, Senior Vice President, Leasing and Development (1)

10.44	Prospectus Supplement Regarding Options Issued under the Acadia Realty Trust 1999 Share Incentive Plan and 2003 Share Incentive Plan (1)

10.45	Acadia Realty Trust 1999 Share Incentive Plan and 2003 Share Incentive Plan Deferral and Distribution Election Form (1)

10.48	Sixth Amendment to the Employment Agreement between the Company and Kenneth F. Bernstein dated March 7, 2011 (1)

10.49
Second Amendment to Consolidated, Amended and Restated Term Loan Agreement and Omnibus Amendment and Ratification of Loan Documents between Acadia East Fordham Acquisitions, LLC and Eurohypo AG, New York Branch, Replacement Note between Acadia East Fordham Acquisitions, LLC and Eurohypo AG, New York Branch and First Amendment to Cash Management and Security Agreement between Acadia East Fordham Acquisitions, LLC and Eurohypo AG, New York Branch all dated June 30, 2011 (1)

10.55
Agreement and Plan Of Merger Dated as of December 22, 2005 by and among Acadia Realty Acquisition I, LLC, Ara Btc LLC, ARA MS LLC, ARA BS LLC, ARA BC LLC and ARA BH LLC, Acadia Investors, Inc., AII BTC LLC, AII MS LLC, AII BS LLC, AII BC LLC And AII BH LLC, Samuel Ginsburg 2000 Trust Agreement #1, Martin Ginsburg 2000 Trust Agreement #1, Martin Ginsburg, Samuel Ginsburg and Adam Ginsburg, and GDC SMG, LLC, GDC Beechwood, LLC, Aspen Cove Apartments, LLC and SMG Celebration, LLC (1)

Exhibit No.	Description
10.59
Amended and Restated Revolving Loan Agreement dated as of December 19, 2006 by and among RD Abington Associates LP, Acadia Town Line, LLC, RD Methuen Associates LP, RD Absecon Associates, LP, RD Bloomfield Associates, LP, RD Hobson Associates, LP, and RD Village Associates LP, and Bank of America, N.A. and the First Amendment to Amended and Restated Revolving Loan Agreement dated February, 2007. (1)

10.67	Acquisition and Project Loan agreement between Acadia – PA East Fordham Acquisitions, LLC and Eurohypo AG, New York Branch dated October 5, 2007 (1)

10.68	Building Loan Agreement between Acadia – PA East Fordham Acquisitions, LLC and Eurohypo AG, New York Branch dated October 5, 2007 (1)

10.69	Revolving credit agreement between Acadia Strategic Opportunity Fund III, LLC. and Bank of America, N.A. dated October 10, 2007 (1)

10.75
Certain information regarding the compensation arrangements with certain officers of registrant (Incorporated by reference to Item 5.02 of the registrant’s Form 8-K filed with the SEC on February 4, 2008)

10.79	Amended and Restated Agreement of Limited Partnership of the Operating Partnership (1)

10.80	First and Second Amendments to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership (1)

10.81	Third Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership (1)

10.82	Fourth Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership (1)

10.84
Second Amendment to the Revolving Credit Agreement between Acadia Strategic Opportunity Fund III, LLC as borrower and Bank of America, N.A., dated September 1, 2011, and Third Amendment to the Revolving Credit Agreement between Acadia Strategic Opportunity Fund III, LLC as borrower and Bank of America, N.A., dated September 23, 2011 (1)

21	List of Subsidiaries of Acadia Realty Trust (1)

23.1	Consent of Registered Public Accounting Firm to incorporation by reference its reports into Forms S-3 and Forms S-8 (1)

31.1	Certification of Chief Executive Officer pursuant to rule 13a–14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification of Chief Financial Officer pursuant to rule 13a–14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

99.1	Certificate of Designation of Series A Preferred Operating Partnership Units of Limited Partnership Interest of Acadia Realty Limited Partnership (1)

99.2	Certificate of Designation of Series B Preferred Operating Partnership Units of Limited Partnership Interest of Acadia Realty Limited Partnership (1)

Exhibit No.	Description
101.INS	XBRL Instance Document* (2)
101.SCH	XBRL Taxonomy Extension Schema Document* (2)
101.CAL	XBRL Taxonomy Extension Calculation Document* (2)
101.DEF	XBRL Taxonomy Extension Definitions Document* (2)
101.LAB	XBRL Taxonomy Extension Labels Document* (2)
101.PRE	XBRL Taxonomy Extension Presentation Document* (2)
*
Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Notes:
(1)	Previously filed or furnished with, or incorporated by reference in, Acadia Realty Trust's Form 10-K filed on February 28, 2012.

(2)	Furnished herewith.

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
Dated: March 26, 2012