Form 10-Q
period 2012-03-31
ACADIA REALTY TRUST
filed 2012-05-09
CIK 899629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or
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

 Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒
 As of May 9, 2012 there were 43,883,941 common shares of beneficial interest, par value $.001 per share, outstanding.

ACADIA REALTY TRUST AND SUBSIDIARIES

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements.

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(dollars in thousands)	March 31, 2012	December 31, 2011
ASSETS	(unaudited)
Operating real estate
Land	$303,538	$285,622
Building and improvements	1,022,663	958,995
Construction in progress	11,742	7,483
	1,337,943	1,252,100
Less: accumulated depreciation	188,243	180,796
Net operating real estate	1,149,700	1,071,304
Real estate under development	227,703	219,645
Notes receivable, net	77,180	59,989
Investments in and advances to unconsolidated affiliates	85,099	84,568
Cash and cash equivalents	49,670	89,812
Cash in escrow	18,701	20,969
Rents receivable, net	25,829	26,415
Deferred charges, net	26,016	25,854
Acquired lease intangibles, net	25,767	26,721
Prepaid expenses and other assets	39,289	26,667
Accounts receivable from related party	1,782	1,375
Total assets	$1,726,736	$1,653,319
LIABILITIES
Mortgage notes payable	$811,700	$787,910
Convertible notes payable	930	930
Distributions in excess of income from, and investments in, unconsolidated affiliates	21,863	21,710
Accounts payable and accrued expenses	34,705	39,647
Dividends and distributions payable	8,097	7,914
Acquired lease and other intangibles, net	5,173	5,462
Other liabilities	20,929	20,437
Total liabilities	903,397	884,010
EQUITY
Shareholders' Equity
Common shares, $.001 par value, authorized 100,000,000 shares; issued and outstanding 43,572,025 and 42,586,376 shares, respectively	44	43
Additional paid-in capital	368,978	348,667
Accumulated other comprehensive loss	(3,319)	(3,913)
Retained earnings	35,519	39,317
Total shareholders’ equity	401,222	384,114
Noncontrolling interests	422,117	385,195
Total equity	823,339	769,309
Total liabilities and equity	$1,726,736	$1,653,319
See accompanying notes

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

 (unaudited)

	Three Months Ended
	March 31,
(dollars in thousands, except per share amounts)	2012	2011
Revenues
Rental income	$30,583	$26,388
Interest income	2,055	4,538
Expense reimbursements	6,002	5,204
Management fee income	433	629
Other	553	688
Total revenues	39,626	37,447
Operating Expenses
Property operating	6,921	7,421
Other operating	1,035	—
Real estate taxes	4,942	4,138
General and administrative	5,933	5,690
Depreciation and amortization	9,141	7,634
Total operating expenses	27,972	24,883
Operating income	11,654	12,564
Equity in losses of unconsolidated affiliates	(56)	(148)
Other interest income	54	34
Gain on debt extinguishment	—	1,673
Interest and other finance expense	(8,634)	(8,953)
Income from continuing operations before income taxes	3,018	5,170
Income tax provision	195	262
Income from continuing operations	2,823	4,908
Discontinued Operations
Operating income from discontinued operations	—	822
Gain on sale of property	—	3,922
Income from discontinued operations	—	4,744
Net income	2,823	9,652
Noncontrolling interests
Continuing operations	1,187	3,277
Discontinued operations	—	(3,506)
Net loss (income) attributable to noncontrolling interests	1,187	(229)
Net income attributable to Common Shareholders	$4,010	$9,423
Basic Earnings per Share
Income from continuing operations	$0.09	$0.20
Income from discontinued operations	—	0.03
Basic earnings per share	$0.09	$0.23
Diluted Earnings per Share
Income from continuing operations	$0.09	$0.20
Income from discontinued operations	—	0.03
Diluted earnings per share	$0.09	$0.23
 See accompanying notes

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended
	March 31,
	2012	2011
(dollars in thousands)
Net income	$2,823	$9,652
Other Comprehensive income
Unrealized income (loss) on valuation of swap agreements	57	(307)
Reclassification of realized interest on swap agreements	637	885
Other comprehensive income	694	578

Comprehensive income	3,517	10,230

Comprehensive loss (income) attributable to noncontrolling interests	1,087	(312)

Comprehensive income attributable to Common Shareholders	$4,604	$9,918

`
 See accompanying notes

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(unaudited)

	Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
(amounts in thousands, except per share amounts)	Shares	Amount
Balance at December 31, 2011	42,586	$43	$348,667	$(3,913)	$39,317	$384,114	$385,195	$769,309
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	161	—	2,534	—	—	2,534	(2,534)	—
Issuance of Common Shares, net of issuance costs	808	1	17,760	—	—	17,761	—	17,761
Issuance of OP Units to acquire real estate	—	—	—	—	—	—	2,279	2,279
Dividends declared ($0.18 per Common Share)	—	—	—	—	(7,808)	(7,808)	(287)	(8,095)
Vesting of employee Restricted Share and LTIP awards	22	—	40	—	—	40	846	886
Common Shares issued under Employee Share Purchase Plan	1	—	20	—	—	20	—	20
Issuance of LTIP Unit awards to employees	—	—	—	—	—	—	2,577	2,577
Issuance of Common Shares to trustees	—	—	84	—	—	84	—	84
Exercise of Share options	1	—	23	—	—	23	—	23
Employee Restricted Shares cancelled	(7)	—	(150)	—	—	(150)	—	(150)
Noncontrolling interest distributions	—	—	—	—	—	—	(3,450)	(3,450)
Noncontrolling interest contributions	—	—	—	—	—	—	38,578	38,578
	43,572	44	368,978	(3,913)	31,509	396,618	423,204	819,822
Comprehensive income (loss):
Net income (loss)	—	—	—	—	4,010	4,010	(1,187)	2,823
Unrealized income (loss) on valuation of swap agreements	—	—	—	124	—	124	(67)	57
Reclassification of realized interest on swap agreements	—	—	—	470	—	470	167	637
Total comprehensive income (loss)	—	—	—	594	4,010	4,604	(1,087)	3,517
Balance at March 31, 2012	43,572	$44	$368,978	$(3,319)	$35,519	$401,222	$422,117	$823,339

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (continued)

(unaudited)

	Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
(amounts in thousands, except per share amounts)	Shares	Amount
Balance at December 31, 2010	40,254	$40	$303,823	$(2,857)	$17,206	$318,212	$269,310	$587,522
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	10	—	40	—	—	40	(40)	—
Dividends declared ($0.18 per Common Share)	—	—	—	—	(7,258)	(7,258)	(247)	(7,505)
Vesting of employee Restricted Share and LTIP awards	95	—	132	—	—	132	700	832
Common Shares issued under Employee Share Purchase Plan	1	—	24	—	—	24	—	24
Issuance of LTIP Unit awards to employees	—	—	—	—	—	—	2,441	2,441
Issuance of Common Shares to trustees	—	—	22	—	—	22	—	22
Exercise of Share options	1	—	7	—	—	7	—	7
Employee Restricted Shares cancelled	(40)	—	(724)	—	—	(724)	—	(724)
Noncontrolling interest distributions	—	—	—	—	—	—	(83)	(83)
	40,321	40	303,324	(2,857)	9,948	310,455	272,081	582,536
Comprehensive income:
Net income	—	—	—	—	9,423	9,423	229	9,652
Unrealized loss on valuation of swap agreements	—	—	—	(241)	—	(241)	(66)	(307)
Reclassification of realized interest on swap agreements	—	—	—	736	—	736	149	885
Total comprehensive income	—	—	—	495	9,423	9,918	312	10,230
Balance at March 31, 2011	40,321	$40	$303,324	$(2,362)	$19,371	$320,373	$272,393	$592,766

See accompanying notes

ACADIA REALTY TRUST AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended
(dollars in thousands)	March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,823	$9,652
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	9,141	8,240
Amortization of financing costs	683	944
Gain on sale of property	—	(3,922)
Gain on debt extinguishment	—	(1,673)
Non-cash accretion of notes receivable	(114)	(406)
Share compensation expense	970	853
Equity in losses of unconsolidated affiliates	56	148
Distributions of operating income from unconsolidated affiliates	128	—
Other, net	472	1,557
Changes in assets and liabilities
Cash in escrow	2,268	2,341
Rents receivable, net	168	(2,409)
Prepaid expenses and other assets	(3,418)	(6,504)
Accounts payable and accrued expenses	(2,365)	(1,057)
Other liabilities	1,059	(3,006)
Net cash provided by operating activities	11,871	4,758
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate	(48,689)	—
Redevelopment and property improvement costs	(20,081)	(13,225)
Deferred acquisition and leasing costs	(1,035)	(900)
Investments in and advances to unconsolidated affiliates	(1,690)	(40,618)
Return of capital from unconsolidated affiliates	1,255	689
Repayments of notes receivable	3	874
Issuance of notes receivable	(17,080)	(3,834)
Proceeds from sale of property	—	7,977
Net cash used in investing activities	(87,317)	(49,037)

ACADIA REALTY TRUST AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (unaudited)

	Three Months Ended
(dollars in thousands)	March 31,
	2012	2011
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage notes	(3,513)	(8,411)
Proceeds received from mortgage notes	4,250	48,149
Increase in deferred financing and other costs	(570)	(512)
Capital contributions from noncontrolling interests	38,578	—
Distributions to noncontrolling interests	(3,697)	(254)
Dividends paid to Common Shareholders	(7,666)	(7,256)
Proceeds from stock offering, net of issuance costs of $126	8,029	—
Repurchase and cancellation of Common Shares	(150)	(725)
Common Shares issued under Employee Share Purchase Plan	20	24
Exercise of options to purchase Common Shares	23	7
Net cash provided by financing activities	35,304	31,022
Decrease in cash and cash equivalents	(40,142)	(13,257)
Cash and cash equivalents, beginning of period	89,812	120,592
Cash and cash equivalents, end of period	$49,670	$107,335
Supplemental disclosure of cash flow information
Cash paid during the period for interest, net of capitalized interest of $1,433 and $1,188, respectively	$7,700	$8,492

Cash paid for income taxes	$70	$3,343

Supplemental disclosure of non-cash investing activities:
Acquisition of real estate through assumption of debt	$23,062	$—
Acquisition of real estate through issuance of OP Units	$2,279	$—

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

All of the Company's assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership (the “Operating Partnership”) and entities in which the Operating Partnership owns an interest. As of March 31, 2012, the Trust controlled approximately 99% of the Operating Partnership as the sole general partner. As the general partner, the Trust is entitled to share, in proportion to its percentage interest, in the cash distributions and profits and losses of the Operating Partnership. The limited partners primarily represent entities or individuals that contributed their interests in certain properties or entities to the Operating Partnership in exchange for common or preferred units of limited partnership interest (“Common OP Units” or “Preferred OP Units”) and employees who have been awarded restricted OP units (“LTIP Units”) as long-term incentive compensation (Note 13). Limited partners holding Common OP Units are generally entitled to exchange their units on a one-for-one basis for common shares of beneficial interest of the Trust (“Common Shares”).

As of March 31, 2012, the Company has ownership interests in 54 properties within its core portfolio, which consist of those properties either 100% owned, or partially owned through joint venture interests, by the Operating Partnership, or subsidiaries thereof, not including those properties owned through its opportunity funds (“Core Portfolio”). The Company also has ownership interests in 35 properties within its three opportunity funds, Acadia Strategic Opportunity Fund L.P. (“Fund I”), Acadia Strategic Opportunity Fund II, LLC (“Fund II”) and Acadia Strategic Opportunity Fund III LLC (“Fund III” and together with Fund I and Fund II, the “Opportunity Funds”). The 89 Core Portfolio and Opportunity Fund properties consist of commercial properties, primarily neighborhood and community shopping centers, mixed-use properties with a retail component and self-storage properties. In addition, the Company also invests in operating companies through Acadia Mervyn Investors I, LLC (“Mervyns I”), Acadia Mervyn Investors II, LLC (“Mervyns II”) and Fund II, all on a non-recourse basis. These investments comprise and are referred to as the Company's Retailer Controlled Property initiative (“RCP Venture”). The Operating Partnership has the following equity interests in the Opportunity Funds, Mervyns I and Mervyns II:

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION (continued)

Actual results could differ from these estimates. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012. The information furnished in the accompanying consolidated financial statements reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the aforementioned consolidated financial statements for the interim period. These consolidated financial statements should be read in conjunction with the Company's 2011 Annual Report on Form 10-K, as filed with the SEC on February 28, 2012.
Reclassifications
Certain reclassifications have been made to the 2011 financial statements to conform to the 2012 presentation.

Real Estate

The Company reviews its operating long-lived assets for impairment when there is an event or change in circumstances that indicates that the carrying amount may not be recoverable. The Company records impairment losses and reduces the carrying value of properties when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases where the Company does not expect to recover its carrying costs on properties held for use, the Company reduces its carrying cost to fair value, and for properties held-for-sale, the Company reduces its carrying value to the fair value less costs to dispose. Management does not believe that the values of any of the Company's properties are impaired as of March 31, 2012.

Involuntary Conversion of Asset
The Company experienced significant flooding that resulted in extensive damage to one of its properties during September 2011. Costs related to the clean-up and redevelopment are insured to a limit sufficient that the Company believes will allow for full restoration of the property. Loss of rents during the redevelopment are covered by business interruption insurance subject to a $0.1 million deductible. The Company plans to restore the improvements that were damaged by the flooding and expects that the costs of such restoration and rebuilding will be recoverable from insurance proceeds. In accordance with ASC Topic 360 “Property, Plant and Equipment,” and as a result of the above-described property damage, the Company has recorded a write-down of the asset's carrying value in the accompanying consolidated balance sheets of approximately $1.4 million as of March 31, 2012. In addition, the Company has recorded an insurance recovery in the same amount that is included in Prepaid Expenses and Other Assets in the accompanying consolidated balance sheets. The Company has also provided a $0.1 million provision in the 2011 year-end consolidated statement of income of the Company's 2011 Annual Report on Form 10-K, as filed with the SEC for its exposure to the insurance deductible attributable to the loss of rents. As of March 31, 2012, the Company has received initial insurance proceeds of approximately $6.9 million.

Recent Accounting Pronouncements

During May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU No. 2011-04 amended ASC 820, Fair Value Measurements and Disclosures, to converge the fair value measurement guidance in GAAP and International Financial Reporting Standards (“IFRS”). The amendments, which primarily require additional fair value disclosure, are to be applied prospectively. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The adoption of ASU No. 2011-04 did not have a material impact on the Company's financial condition or results of operations.

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION (continued)

During December 2011, the FASB issued ASU No. 2011-10, “Property, Plant and Equipment (Topic 360): Derecognition of in Substance Real Estate - a Scope Clarification" which clarifies current guidance found in ASC Topic 810 as to the proper accounting in situations when a reporting entity ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary's nonrecourse debt. ASU No. 2011-10 is effective for fiscal years, and interim periods within those years,beginning on or after June 15, 2012. The adoption of ASU No. 2011-10 is not expected to have a material impact on the Company's financial condition or results of operations.

2.	EARNINGS PER COMMON SHARE

Basic earnings per Common Share is computed by dividing net income attributable to Common Shareholders by the weighted average Common Shares outstanding. At March 31, 2012, the Company has unvested LTIP Units (Note 13) which provide for non-forfeitable rights to dividend equivalent payments. Accordingly, these unvested LTIP Units are considered participating securities and are included in the computation of basic earnings per Common Share pursuant to the two-class method.

Diluted earnings per Common Share reflects the potential dilution of the conversion of obligations and the assumed exercises of securities including the effects of restricted share unit (“Restricted Share Units”) and share option awards issued under the Company's Share Incentive Plans (Note 13). The effect of the assumed conversion of 188 Series A Preferred OP Units into 25,067 Common Shares would be anti-dilutive and are therefore not included in the computation of diluted earnings per share for the three months ended March 31, 2012, but would be dilutive and therefore are included in the computation of diluted earnings per share for the three months ended March 31, 2011.

The effect of the conversion of Common OP Units is not reflected in the computation of basic and diluted earnings per share, as they are exchangeable for Common Shares on a one-for-one basis. The income allocable to such units is allocated on this same basis and reflected as noncontrolling interests in the accompanying consolidated financial statements. As such, the assumed conversion of these units would have no net impact on the determination of diluted earnings per share. The conversion of the convertible notes payable (Note 9) is not included in the computation of basic and diluted earnings per share as such conversion, based on the current market price of the Common Shares, would be settled with cash.

The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the periods indicated:

	Three Months Ended
	March 31,
(dollars in thousands, except per share amounts)	2012	2011
Numerator
Income from continuing operations	$4,010	$8,185
Less: net income attributable to participating securities	84	256
Income from continuing operations net of income attributable to participating securities	3,926	7,929
Effect of dilutive securities:
Preferred OP Unit distributions	—	4
Numerator for diluted earnings per Common Share	$3,926	$7,933

Denominator
Weighted average shares for basic earnings per share	42,736	40,318
Effect of dilutive securities:
Employee Restricted Share Units and share options	43	21
Convertible Preferred OP Units	—	25
Dilutive potential Common Shares	43	46
Denominator for diluted earnings per share	42,779	40,364
Basic earnings per Common Share from continuing operations attributable to Common Shareholders	$0.09	$0.20
Diluted earnings per Common Share from continuing operations attributable to Common Shareholders	$0.09	$0.20

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

3.	SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS

During January 2012, the Company established an at-the-market (“ATM”) equity program with an aggregate offering amount of up to $75.0 million in Common Shares. The Company intends to use the future net proceeds of this offering for general corporate purposes, which may include, among other things, repayment of its debt, future acquisitions (directly in the Core Portfolio and through its Opportunity Funds), and redevelopments of and capital improvements to its properties. During the first quarter 2012, the Company issued 0.8 million Common Shares through the ATM program which generated gross proceeds of $18.2 million and net proceeds of $17.9 million. Of the net proceeds of $17.9 million, $8.2 million was received during March 2012 and $9.7 million was received during April 2012. The net proceeds were used for acquisitions and general corporate purposes.

Noncontrolling interests represent the portion of equity in entities consolidated in the accompanying financial statements that the Company does not own. Such noncontrolling interests are reported on the Consolidated Balance Sheets within equity, separately from shareholders' equity.

Noncontrolling interests include third party interests in the Company’s Opportunity Funds and other entities. It also includes interests in the Operating Partnership which represent (i) the limited partners’ 384,991 and 279,748 Common OP Units at March 31, 2012 and December 31, 2011, respectively; (ii) 188 Series A Preferred OP Units at March 31, 2012 and December 31, 2011; and (iii) 237,000 and 217,826 LTIP Units at March 31, 2012 and December 31, 2011, respectively.

4.	ACQUISITION AND DISPOSITION OF REAL ESTATE AND DISCONTINUED OPERATIONS

Acquisitions
Core Portfolio
During March 2012, the Company acquired a four property portfolio located in Chicago, Illinois for $18.8 million, including the assumption of debt of $16.0 million.
During February 2012, the Company acquired a 40,000 square foot single tenant property for $12.2 million, which included the assumption of $7.0 million of in-place mortgage debt. In addition, the Company acquired a 13,300 square foot single tenant property for $6.7 million. Both properties are located in Cambridge, Massachusetts.
During January 2012, the Company acquired 1520 North Milwaukee Avenue, a 3,100 square foot property located in Chicago, Illinois for $3.8 million.
The Company expensed $0.4 million of costs related to these 2012 Core Portfolio acquisitions.

Fund III
During February 2012, Fund III, in a joint venture with an unaffiliated partner, acquired a 50% interest in 640 Broadway, a 45,700 square foot property located in New York, New York for $16.3 million.
The Company expensed $0.6 million of costs related to this 2012 Fund III acquisition.

Discontinued Operations

The Company reports properties held-for-sale and properties sold during the periods as discontinued operations. The results of operations of discontinued operations are reflected as a separate component within the accompanying Consolidated Statements of Income for all periods presented.

During December 2011, the Company completed the sale of 15 Fund I leasehold interests in its Kroger/Safeway portfolio for $17.5 million.

During October 2011, Fund I sold Granville Centre, a 135,000 square foot shopping center, located in Columbus, Ohio, for $2.3 million.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

4.	ACQUISITION AND DISPOSITION OF REAL ESTATE AND DISCONTINUED OPERATIONS (continued)

Discontinued Operations (continued)

During May 2011, the Company sold the Ledgewood Mall, a 517,000 square foot, unencumbered enclosed mall located in Ledgewood, New Jersey, for $37.0 million.

During January 2011, the Company completed the sale of a Fund II leasehold interest in a location at the Oakbrook Center, located in Oak Brook, Illinois, for $8.2 million. The sale resulted in a gain of $3.9 million.

The combined results of operations of the properties classified as discontinued operations for the three months ended March 31, 2011 are summarized as follows:

Three Months Ended
STATEMENT OF OPERATIONS	March 31,
(dollars in thousands)	2011
Total revenues	$2,404
Total expenses	1,582
Operating income	822
Gain on sale of property	3,922
Income from discontinued operations	4,744
(Income) from discontinued operations attributable to noncontrolling interests	(3,506)
Income from discontinued operations attributable to Common Shareholders	$1,238

5.	INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

Core Portfolio

The Company owns a 22.2% interest in an approximately one million square foot retail portfolio (the “Brandywine Portfolio”) located in Wilmington, Delaware, a 49% interest in a 311,000 square foot shopping center located in White Plains, New York (“Crossroads”), and a 50% interest in an approximately 28,000 square foot retail portfolio located in Georgetown, Washington D.C. (the "Georgetown Portfolio"). These investments are accounted for under the equity method.

Opportunity Funds

RCP Venture

The Company along with Klaff Realty, LP (“Klaff”) and Lubert-Adler Management, Inc. (“Lubert-Adler”) formed an investment group, the RCP Venture, for the purpose of making investments in surplus or underutilized properties owned by retailers. The RCP Venture is neither a single entity nor a specific investment. Any member of this group has the option of participating, or not, in any individual investment and each individual investment has been made on a stand-alone basis through a separate limited liability company (“LLC”). These investments have been made through different investment vehicles with different affiliated and unaffiliated investors and different economics to the Company. Investments under the RCP Venture are structured as separate joint ventures as there may be other investors participating in certain investments in addition to Klaff, Lubert-Adler and Acadia. The Company has made these investments through its subsidiaries, Mervyns I, Mervyns II and Fund II, (together the “Acadia Investors”), all on a non-recourse basis. Through March 31, 2012, the Acadia Investors have made investments in Mervyns Department Stores (“Mervyns”) and Albertsons including additional investments in locations that are separate from these original investments (“Add-

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

5.	INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES (continued)

On Investments”). Additionally, they have invested in Shopko, Marsh and Rex Stores Corporation (collectively “Other RCP Investments”).

The Acadia Investors have non-controlling interests in the individual investee LLC’s as follows:

			Acadia Investors Ownership % in:
Investment	Investee LLC	Acadia Investors Entity	Investee LLC	Underlying entity(ies)
Mervyns	KLA/Mervyn’s, LLC	Mervyns I and Mervyns II	10.5%	5.8%
Mervyns Add-On investments	KLA/Mervyn’s, LLC	Mervyns I and Mervyns II	10.5%	5.8%
Albertsons	KLA A Markets, LLC	Mervyns II	18.9%	5.7%
Albertsons Add-On investments	KLA A Markets, LLC	Mervyns II	20.0%	6.0%
Shopko	KLA-Shopko, LLC	Fund II	20.0%	2.0%
Marsh and Add-On investments	KLA Marsh, LLC	Fund II	20.0%	3.3%
Rex Stores	KLAC Rex Venture, LLC	Mervyns II	13.3%	13.3%

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

During the three months ended March 31, 2012, the Company received RCP Venture distributions from Albertsons Add-On investments and Rex Stores totaling $1.0 million of which the Operating Partnership's share totaled $0.2 million.

The following table summarizes activity related to the RCP Venture investments from inception through March 31, 2012:

(dollars in thousands)				Operating Partnership Share
Investment	Year Acquired	Invested Capital and Advances	Distributions	Invested Capital and Advances	Distributions
Mervyns	2004	$26,058	$45,966	$4,901	$11,251
Mervyns Add-On investments	2005/2008	6,517	3,558	1,046	819
Albertsons	2006	20,717	81,594	4,239	16,318
Albertsons Add-On investments	2006/2007	2,416	2,461	388	492
Shopko	2006	1,108	1,659	222	332
Marsh and Add-On investments	2006/2008	2,667	2,639	533	528
Rex Stores	2007	2,701	1,063	535	213
		$62,184	$138,940	$11,864	$29,953

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

5.	INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES (continued)

Other Opportunity Fund Investments
The unaffiliated venture partners for Fund III's investments in Lincoln Road, White Oak, Parkway Crossing and the White City Shopping Center maintain control over these entities and, as such, the Company accounts for these investments under the equity method.
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

(dollars in thousands)	March 31, 2012	December 31, 2011
Combined and Condensed Balance Sheets
Assets
Rental property, net	$280,227	$280,470
Investment in unconsolidated affiliates	133,514	156,421
Other assets	30,932	29,587
Total assets	$444,673	$466,478
Liabilities and partners’ equity
Mortgage note payable	$318,757	$319,425
Other liabilities	17,133	16,902
Partners’ equity	108,783	130,151
Total liabilities and partners’ equity	$444,673	$466,478
Company’s investment in and advances to unconsolidated affiliates	$85,099	$84,568
Company's share of distributions in excess of share of income and investments in unconsolidated affiliates	$(21,863)	$(21,710)

	Three Months Ended
(dollars in thousands)	March 31, 2012	March 31, 2011
Combined and Condensed Statements of Operations
Total revenues	$12,296	$9,582
Operating and other expenses	4,454	3,766
Interest expense	4,638	4,016
Equity in (losses) earnings of unconsolidated affiliates	(1,623)	958
Depreciation and amortization	2,272	1,869
Net (loss) income	$(691)	$889

Company’s share of net income (loss)	$42	$(50)
Amortization of excess investment	(98)	(98)
Company’s equity in (losses) of unconsolidated affiliates	$(56)	$(148)

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

6.	NOTES RECEIVABLE

As of March 31, 2012, the Company’s notes receivable, net, aggregated $77.2 million, and were collateralized either by the underlying properties or the borrowers' ownership interests in the entities that own the properties and/or by the borrowers' personal guarantee subject, as applicable, to senior liens, as follows:

Description	Effective Interest Rate	Maturity Date	First Priority Liens	Net Carrying amount of Notes Receivable	Extension Options
(dollars in thousands)
Zero Coupon Loan	24.0%	1/3/2016	$166,200	$3,662	—
Mezzanine Loan	10.0%	12/31/2013	85,835	9,089	—
Mezzanine Loan	15.0%	Upon Capital Event	11,925	3,834	—
First Mortgage Loan	12.0%	12/5/2012	—	21,500	—
First Mortgage Loan	9.2%	3/30/2013	—	3,000	—
First Mortgage Loan	10.8%	Demand	—	10,000	—
First Mortgage Loan	7.0%	Demand	—	4,000	—
First Mortgage Loan	6.0%	12/1/2012	—	12,609	2 x 6 months
Construction Loan	20.5%	10/1/2012	—	5,400	—
Individually less than 3.0%	6.0% to 12.0%	12/31/13 to 2/3/17	37,623	4,086	—
Total				$77,180
During March 2012, the Company acquired a 49% interest in a $2.2 million note. The loan matures in February 2017 and is collateralized by a property located in Miami, Florida. The loan bears interest at 6% for years one and two, 7.5% for years three and four, and 8% for year five.
During March 2012, the Company made a $3.0 million loan, which is collateralized by a property located in Chicago, Illinois. The loan matures in March 2013 and bears interest at 9.2%.
During December 2011, the Company made an $8.5 million loan, which is collateralized by five properties located in Chicago, Illinois. The loan matures in December 2012 and bears interest at 12%. During March 2012, this loan was increased to $21.5 million.
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

The activity in the allowance for notes receivable for the three months ended March 31, 2012 is as follows:

(dollars in thousands)	Allowance for Notes Receivable
Balance at December 31, 2011	$3,276
Provision for losses on notes receivable	29
Balance at March 31, 2012	$3,305

7.	DERIVATIVE FINANCIAL INSTRUMENTS

As of March 31, 2012, the Company's derivative financial instruments consisted of five interest rate swaps with an aggregate notional value of $49.3 million, which effectively fix LIBOR at rates ranging from 2.65% to 3.79% and mature between November 2012 and December 2022. The Company also has three derivative financial instruments with a notional value of $75.0 million

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

7.	DERIVATIVE FINANCIAL INSTRUMENTS (continued)

which cap variable-rate interest at 3.0%, 6.0% and 3.5% and mature in October 2012, April 2013 and August 2013, respectively. The fair value of these derivative instruments, which is included in other liabilities in the Consolidated Balance Sheets, was a liability totaling $3.0 million and $3.5 million at March 31, 2012 and December 31, 2011, respectively. The notional value does not represent exposure to credit, interest rate, or market risks.

These derivative instruments have been designated as cash flow hedges and hedge the future cash outflows of variable-rate interest payments on mortgage debt. Such instruments are reported at the fair value reflected above. As of March 31, 2012 and December 31, 2011, unrealized losses totaling $3.3 million and $3.9 million, respectively, were reflected in accumulated other comprehensive loss.

As of March 31, 2012 and December 31, 2011, no derivatives were designated as fair value hedges, hedges of net investments in foreign operations or considered to be ineffective. Additionally, the Company does not use derivatives for trading or speculative purposes.
In conjunction with its implementation of updates to the fair value measurements guidance, the Company made an accounting policy election to measure derivative financial instruments subject to master netting agreements on a net basis.

8.	MORTGAGE NOTES PAYABLE

The Company completed the following transactions related to mortgage notes payable and credit facilities during the three months ended March 31, 2012:

During the first quarter 2012, the Company repaid $2.5 million under the Fund III subscription line of credit. As of March 31, 2012, the total outstanding amount on this facility was $133.6 million.

During March 2012, in conjunction with the acquisition of four properties in Chicago, Illinois (Note 2), the Company assumed loans of $14.5 million and $1.5 million, which bear interest at 5.62% and 5.55%, respectively, and mature on February 1, 2016.

During February 2012, in conjunction with the acquisition of a property in Cambridge, Massachusetts (Note 2), the Company assumed a $7.0 million loan which bears interest at 6.26% and matures on May 1, 2016, and has one five-year extension option.

During February 2012, the Company closed on a $4.3 million loan collateralized by a property. The loan bears interest at LIBOR plus 200 basis points and matures on February 28, 2013.

9.	CONVERTIBLE NOTES PAYABLE

In December 2006 and January 2007, the Company issued convertible notes totaling $115.0 million with a fixed interest rate of 3.75% due 2026 (the “Convertible Notes”). The Convertible Notes were issued at par and require interest payments semi-annually in arrears on June 15th and December 15th of each year. The Convertible Notes are unsecured obligations and rank equally with all other unsecured and unsubordinated indebtedness. The Convertible Notes have an effective interest rate of 6.03% after giving effect to the accounting treatment required by ASC Topic 470-20, “Debt with Conversion and Other Options.” Holders of the Convertible Notes may require the Company to repurchase the Convertible Notes at par on December 15, 2016 and December 15, 2021.

As the Company determined that the Convertible Notes matured on December 20, 2011, as of December 31, 2011, all loan costs associated with the issuance have been expensed and there is no remaining net carrying amount of the equity component. The additional non-cash interest expense recognized in the Consolidated Statements of Income was $0.3 million for the three months ended March 31, 2011. The if-converted value of the Convertible Notes does not exceed their aggregate principal amount as of March 31, 2012 and there are no derivative transactions that were entered into in connection with the issuance of the Convertible Notes.

Through December 31, 2011, the Company had purchased $114.1 million in principal amount of its Convertible Notes at an average discount of approximately 11% of which $24.0 million was repurchased by the Company at par on December 20, 2011 pursuant to the holder's exercise of their repurchase option. The Company did not purchase any of its Convertible Notes during the three months ended March 31, 2012. The outstanding Convertible Notes as of March 31, 2012 was $0.9 million.

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

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2012:

(dollars in thousands)	Level 1	Level 2	Level 3
Liabilities
Derivative financial instruments (Note 7)	$—	$2,951	$—

Financial Instruments

Certain of the Company’s assets and liabilities meet the definition of financial instruments. Except as disclosed below, the carrying amounts of these financial instruments approximate their fair values.

The Company has determined the estimated fair values of the following financial instruments by discounting future cash flows utilizing a discount rate equivalent to the rate at which similar financial instruments would be originated at the reporting date:

	March 31, 2012		December 31, 2011
(dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Notes Receivable	$77,180	$77,180	$59,989	$59,989
Mortgage Notes Payable and Convertible Notes Payable	$812,630	$824,386	$788,840	$792,737

11.	RELATED PARTY TRANSACTIONS

The Company earned property management fees, legal and leasing fees from the Brandywine Portfolio totaling $0.2 million and $0.5 million for the three months ended March 31, 2012 and 2011, respectively.

Related party receivables due from an unconsolidated affiliate totaled $1.8 million at March 31, 2012 and $1.4 million at December 31, 2011.

Lee Wielansky, the Lead Trustee of the Company, was paid a consulting fee of $25,000 for each of the three months ended March 31, 2012 and 2011.

12.	SEGMENT REPORTING

The Company has five reportable segments: Core Portfolio, Opportunity Funds, Self-Storage Investments, Notes Receivable and Other. “Notes Receivable” consists of the Company's notes receivable and related interest income. “Other” consists primarily of management fees and other interest income. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates property performance primarily based on net operating income before depreciation, amortization and certain nonrecurring items. Investments in the Core Portfolio are typically held long-term. Given the contemplated finite life of the Opportunity Funds, these investments are typically held for shorter terms. Fees earned by the Company as the general partner/managing member of the Opportunity Funds are eliminated in the Company's consolidated financial statements. The following tables set forth certain segment information for the Company, reclassified for discontinued operations, as of and for the three months ended March 31, 2012 and 2011 and does not include unconsolidated affiliates:

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

12.	SEGMENT REPORTING (continued)

Three Months Ended March 31, 2012
(dollars in thousands)	Core Portfolio	Opportunity Funds	Self- Storage Investments	Notes Receivable	Other	Amounts Eliminated in Consolidation	Total
Revenues	$15,276	$15,767	$6,096	$2,055	$5,659	$(5,227)	$39,626
Property operating expenses and real estate taxes	4,532	5,775	3,375	—	—	(784)	12,898
General and administrative	6,361	3,246	—	—	—	(3,674)	5,933
Income before depreciation and amortization and interest and other finance expense	$4,383	$6,746	$2,721	$2,055	$5,659	$(769)	$20,795
Depreciation and amortization	$3,747	$4,504	$1,114	$—	$—	$(224)	$9,141
Interest and other finance expense	$3,354	$4,199	$872	$—	$—	$209	$8,634
Real estate at cost	$548,075	$818,981	$214,567	$—	$—	$(15,977)	$1,565,646
Total assets	$661,545	$936,787	$191,882	$77,180	$—	$(140,658)	$1,726,736
Expenditures for redevelopment and improvements	$7,204	$12,742	$839	$—	$—	$(704)	$20,081
Acquisition of real estate	$16,189	$32,500	$—	$—	$—	$—	$48,689

Reconciliation to net income and net income attributable to Common Shareholders
Net property income before depreciation and amortization							$20,795
Other interest income							54
Depreciation and amortization							(9,141)
Equity in losses of unconsolidated affiliates							(56)
Interest and other finance expense							(8,634)
Income tax provision							195
Net income							2,823
Net loss attributable to noncontrolling interests							1,187
Net income attributable to Common Shareholders							$4,010

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

12.	SEGMENT REPORTING (continued)

Three Months Ended March 31, 2011
(dollars in thousands)	Core Portfolio	Opportunity Funds	Self- Storage Investments	Notes Receivable	Other	Amounts Eliminated in Consolidation	Total
Revenues	$14,432	$12,526	$5,335	$4,538	$6,474	$(5,858)	$37,447
Property operating expenses and real estate taxes	4,293	4,507	3,204	—	—	(445)	11,559
General and administrative	5,898	3,480	—	—	—	(3,688)	5,690
Income before depreciation and amortization and interest and other finance expense	$4,241	$4,539	$2,131	$4,538	$6,474	$(1,725)	$20,198
Depreciation and amortization	$3,258	$3,536	$948	$—	$—	$(108)	$7,634
Interest and other finance expense	$4,204	$3,813	$967	$—	$—	$(31)	$8,953
Real estate at cost	$441,203	$680,880	$210,447	$—	$—	$(13,623)	$1,318,907
Total assets	$561,728	$790,439	$193,505	$92,417	$—	$(106,348)	$1,531,741
Expenditures for redevelopment and improvements	$1,385	$11,670	$445	$—	$—	$(275)	$13,225

Reconciliation to net income and net income attributable to Common Shareholders
Net property income before depreciation and amortization							$20,198
Other interest income							34
Depreciation and amortization							(7,634)
Equity in losses of unconsolidated affiliates							(148)
Interest and other finance expense							(8,953)
Income tax provision							262
Gain on debt extinguishment							1,673
Income from discontinued operations							822
Gain on sale of property							3,922
Net income							9,652
Net (income) attributable to noncontrolling interests							(229)
Net income attributable to Common Shareholders							$9,423

13.	LONG-TERM INCENTIVE COMPENSATION

LONG-TERM INCENTIVE COMPENSATION

The Company maintains two share incentive plans, the 2003 Share Incentive Plan and the 2006 Share Incentive Plan (collectively the “Share Incentive Plans”).

On March 15, 2012, the Company issued a total of 279,611 LTIP Units and 1,358 Restricted Share Units to officers of the Company and 9,435 Restricted Share Units to other employees of the Company. Vesting with respect to these awards is generally recognized ratably over the five annual anniversaries following the issuance date. Vesting with respect to 17% of the awards issued to officers is also generally subject to achieving certain Company performance measures.

These awards were measured at their fair value as if they were vested on the grant date. Fair value was established as the market price of the Company's Common Shares as of the close of trading on the day preceding the grant date.

The total value of the above Restricted Share Units and LTIP Units as of the grant date was $6.4 million, of which $2.6 million was recognized in compensation expense during 2011 and $3.8 million will be recognized in compensation expense over the vesting period. Compensation expense of $0.2 million has been recognized in the accompanying financial statements related to these awards for the three months ended March 31, 2012.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

13.	LONG-TERM INCENTIVE COMPENSATION (continued)

Total long-term incentive compensation expense, including the expense related to the above-mentioned plans, was $0.9 million and $0.8 million for the three months ended March 31, 2012 and 2011, respectively .

In 2009, the Company adopted the Long Term Investment Alignment Program (the “Program”) pursuant to which the Company may award units primarily to senior executives which would entitle them to receive up to 25% of any future Fund III Promote when and if such Promote is ultimately realized. The Company has awarded units representing 83% of the Program, which were determined to have no value at issuance or as of March 31, 2012. In accordance with ASC Topic 718, “Compensation - Stock Compensation,” compensation relating to these awards will be recorded based on the change in the estimated fair value at each reporting period.

14.    SUBSEQUENT EVENTS
During April 2012, the Company acquired 930 Rush Street, a 2,930 square foot single tenant property located in Chicago, IL for $20.7 million.
During April 2012, Fund III acquired Lincoln Park Centre, a 62,700 square foot retail property located in Chicago, IL for $31.5 million, including the assumption of debt of $19.8 million.
During April 2012, the Company amended an existing $56.5 million construction loan collateralized by a property with a $69.6 million mini-permanent loan. The loan bears interest at LIBOR plus 2.25% and matures on May 1, 2015 with two one-year extension options. Concurrent with this transaction, the Company entered into two interest rate swap agreements with a combined notional value of $69.6 million which fixes LIBOR at 0.70% through May 1, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is based on our consolidated financial statements as of March 31, 2012 and 2011 and for the three months then ended. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results performance or achievements expressed or implied by such forward-looking statements. Such factors are set forth under the heading “Item 1A. Risk Factors” in our Form 10-K for the year ended December 31, 2011 (our “2011 Form 10-K”) and include, among others, the following: general economic and business conditions, including the current post-recessionary period, which will, among other things, affect demand for rental space, the availability and creditworthiness of prospective tenants, lease rents and the availability of financing; adverse changes in our real estate markets, including, among other things, competition with other companies; risks of real estate development, acquisition and investment; risks related to our use of leverage; demands placed on our resources due to the growth of our business; risks related to operating through a partnership structure; our limited control over joint venture investments; the risk of loss of key members of management; uninsured losses; REIT distribution requirements and ownership limitations; concentration of ownership by certain institutional investors; governmental actions and initiatives; and environmental/safety requirements. Except as required by law, we do not undertake any obligation to update or revise any forward-looking statements contained in this Form 10-Q.

OVERVIEW
Our primary business objective is to acquire and manage commercial retail properties that will provide cash for distributions to shareholders while also creating the potential for capital appreciation to enhance investor returns. We focus on the following fundamentals to achieve this objective:

•
Own and operate a Core Portfolio of high-quality retail properties located primarily in high-barrier-to-entry, densely-populated metropolitan areas and create value through accretive redevelopment and re-anchoring activities coupled with the acquisition of high-quality assets that have the long-term potential to outperform the asset class as part of our Core asset recycling and acquisition initiative.

•
Generate additional external growth through an opportunistic yet disciplined acquisition program through our Opportunity Funds. We target transactions with high inherent opportunity for the creation of additional value through:

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

As of March 31, 2012, we operated 89 properties, which we own or have an ownership interest in, within our Core Portfolio or within our Opportunity Funds. These properties consist of commercial properties, primarily neighborhood and community shopping centers, mixed-use properties with a retail component and self-storage properties. The properties we operate are located primarily along the East Coast and in Chicago.

•	Core Portfolio

◦
Our Core Portfolio consists of those properties either 100% owned, or partially owned through joint venture interests, by the Operating Partnership, or subsidiaries thereof, not including those properties owned through our Opportunity Funds. There are 54 properties in our Core Portfolio totaling approximately 5.0 million square feet. As of March 31, 2012, the Core Portfolio physical occupancy was 90.3%; leased occupancy was 94.2% including executed leases.

•	Opportunity Funds

◦	Fund I has four remaining properties comprising approximately 0.1 million square feet.

◦
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

◦	Fund III has 22 properties totaling approximately 2.6 million square feet, of which 11 locations representing 0.9 million net rentable square feet are self-storage facilities.

The majority of our operating income is derived from rental revenues from properties, including recoveries from tenants, offset by operating and overhead expenses. As our RCP Venture invests in operating companies, we consider these investments to be private-equity style, as opposed to real estate, investments. Since these are not generally traditional investments in operating rental real estate but investments in operating businesses, the Operating Partnership principally invests in these through a taxable REIT subsidiary (“TRS”).

CRITICAL ACCOUNTING POLICIES

Management's discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no material changes to the items that we disclosed as our critical accounting policies under Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” in our 2011 Form 10-K.

RESULTS OF OPERATIONS
A discussion of the significant variances and primary factors contributing thereto within the results of operations are addressed below (where there were no significant variances in the tables, the information is presented without further discussion):

Comparison of the three months ended March 31, 2012 (“2012”) to the three months ended March 31, 2011 (“2011”)

Revenues	2012				2011
(dollars in millions)	Core Portfolio	Opportunity Funds	Self- Storage Investments	Notes Receivable and Other	Core Portfolio	Opportunity Funds	Self- Storage Investments	Notes Receivable and Other
Rental income	$12.6	$12.4	$5.6	$—	$11.2	$10.2	$5.0	$—
Interest income	—	—	—	2.1	—	—	—	4.5
Expense reimbursements	2.7	3.3	—	—	2.9	2.3	—	—
Management fee income (1)	—	—	—	0.4	—	—	—	0.6
Other	—	—	0.5	—	0.3	—	0.4	—
Total revenues	$15.3	$15.7	$6.1	$2.5	$14.4	$12.5	$5.4	$5.1

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

Rental income in the Core Portfolio increased primarily as a result of additional rents of $1.1 million following the acquisitions of West Diversey, Mercer Street, 4401 White Plains Road and six Chicago street retail properties ("2011 Core Acquisitions") and additional rents of $0.3 million following the acquisitions of Cambridge Rite Aid, Cambridge Whole Foods and five additional Chicago street retail properties ("2012 Core Acquisitions"). Rental income in the Opportunity Funds increased from additional rents at Canarsie Plaza, Pelham Manor Shopping Plaza, Fordham Place and 125 Main Street of $1.1 million for leases that commenced during 2011 and 2012 (“Fund Redevelopment Properties”) as well as additional rents of $1.1 million following the acquisitions of The Heritage Shops at Millennium Park, 654 Broadway and New Hyde Park Shopping Center (“2011 Fund Acquisitions”).

Interest income in Notes Receivable and Other decreased primarily as a result of the full repayment of a note during 2011.

Expense reimbursements in the Opportunity Funds increased for both real estate taxes and common area maintenance ("CAM") as a result of the Fund Redevelopment Properties and the 2011 Fund Acquisitions.

Operating Expenses	2012				2011
(dollars in millions)	Core Portfolio	Opportunity Funds	Self- Storage Investments	Notes Receivable and Other	Core Portfolio	Opportunity Funds	Self- Storage Investments	Notes Receivable and Other
Property operating	$1.9	$3.1	$2.8	$(0.8)	$2.4	$3.0	$2.5	$(0.4)
Other operating	0.4	0.6	—	—	—	—	—	—
Real estate taxes	2.3	2.1	0.6	—	1.9	1.5	0.7	—
General and administrative	6.4	3.2	—	(3.7)	5.9	3.5	—	(3.7)
Depreciation and amortization	3.7	4.5	1.1	(0.2)	3.3	3.5	0.9	(0.1)
Total operating expenses	$14.7	$13.5	$4.5	$(4.7)	$13.5	$11.5	$4.1	$(4.2)

Depreciation and amortization expense in the Opportunity Funds increased $1.0 million due to the Fund Redevelopment Properties and the 2011 Fund Acquisitions.

Other	2012				2011
(dollars in millions)	Core Portfolio	Opportunity Funds	Self- Storage Investments	Notes Receivable and Other	Core Portfolio	Opportunity Funds	Self- Storage Investments	Notes Receivable and Other
Equity in earnings (losses) of unconsolidated affiliates	$0.3	$0.5	$(0.9)	$—	$0.2	$0.5	$(0.8)	$—
Other interest income	—	—	—	0.1	—	—	—	0.1
Gain on debt extinguishment	—	—	—	—	1.7	—	—	—
Interest and other finance expense	(3.3)	(4.2)	(0.9)	(0.2)	(4.2)	(3.7)	(1.1)	—
Income tax (benefit) provision	(0.6)	0.1	0.3	—	(0.5)	—	0.2	—
Income from discontinued operations	—	—	—	—	—	—	—	4.7
Net (income) loss attributable to noncontrolling interests -
- Continuing operations	(0.1)	1.3	—	—	(0.1)	3.3	—	—
- Discontinued operations	—	—	—	—	—	—	—	(3.5)

The $1.7 million gain on extinguishment of debt in the Core Portfolio was attributable to the purchase of mortgage debt at a discount in 2011.

Income from discontinued operations represents activity related to a property sale in 2011. Reference is made to Note 4 in the Notes to Consolidated Financial Statements in Part 1, Item 1 in this Form 10-Q for a discussion of the Company's 2011 dispositions.

Net (income) loss attributable to noncontrolling interests - Continuing Operations and Discontinued Operations in the Opportunity Funds primarily represents the noncontrolling interests' share of all the Opportunity Funds variances discussed above.

CORE PORTFOLIO

The following discussion of net property operating income ("NOI") and rent spreads on new and renewal leases includes both consolidated Core properties and our pro-rata share of unconsolidated Core properties within our Core Portfolio. Our Opportunity Funds invest primarily in properties that typically require significant leasing and redevelopment. Given that the Opportunity Funds are finite-life investment vehicles, these properties are sold following stabilization. As a result, we believe NOI and rent spreads are not meaningful measures for our Opportunity Fund investments.

NOI represents property-related revenues less property expenses. We consider NOI and rent spreads on new and renewal leases for our Core Portfolio to be appropriate supplemental disclosures of portfolio operating performance due to their widespread acceptance and use within the REIT and analyst communities. NOI and rent spreads on new and renewal leases are presented to assist investors in analyzing our property performance, however, our method of calculating these may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs.

Net Property Operating Income

NOI is determined as follows:

Reconciliation of Operating Income to NOI - Core Portfolio
	Three months ended March 31,
	2012	2011
Operating Income	$11,654	$12,564
Add back:
General and administrative	5,933	5,690
Depreciation and amortization	9,141	7,634
Less:
Management fee income	(433)	(629)
Mortgage interest income	(2,055)	(4,538)
Straight-line rent and other adjustments	(2,186)	(1,772)
Consolidated NOI	22,054	18,949

Noncontrolling interest in NOI	(6,963)	(4,888)
Operating Partnership's interest in Opportunity Funds	(3,078)	(2,384)
NOI	$12,013	$11,677

Same Store NOI includes properties that we owned for both the current and prior periods presented, but excludes those properties which we acquired, held for sale/sold or redeveloped during these periods. The following table summarizes Same Store NOI for our Core Portfolio for the three months ended March 31, 2012 and 2011:

	Three months ended March 31,
	2012	2011
NOI	$12,013	$11,677
Less properties excluded from Same Store NOI	(1,631)	(878)
Same Store NOI	$10,382	$10,799

Percent change from historic period	(3.9)%

Components of Same Store NOI
Same Store Revenues	$14,836	$15,621
Same Store Operating Expenses	4,454	4,822
Same Store NOI	$10,382	$10,799

Rent Spreads on Core Portfolio New and Renewal Leases

Following is a summary of rent spreads on new and renewal leases based on leases executed within our Core Portfolio for the three months ended March 31, 2012:

	Three Months Ended
	March 31, 2012
Core Portfolio New and Renewal Leases	Cash Basis	Straight-Line Basis
Number of new and renewal leases executed	15	15
Gross leasable area commencing	103,218	103,218
New base rent	$14.19	$15.13	(2)
Expiring base rent	$13.66	$13.00	(2)
Percent growth in base rent	3.9%	16.4%
Average cost per square foot (1)	$2.54	$2.54
Weighted average lease term (years)	4.3	4.3
Notes:
(1) The average cost per square foot includes tenant improvement costs, leasing commissions and tenant allowances.
(2) Includes contractual rental escalations, free rent and lease incentives.

SELF-STORAGE PORTFOLIO
We own a portfolio of fourteen self-storage properties, with 1.1 million of net rentable square feet, located throughout New York and New Jersey. We derive revenues principally from rents received from our customers who rent units at our self-storage facilities under month-to-month leases. Therefore, our operating results depend on our ability to retain our existing customers and lease our available self-storage units to new customers while maintaining and, where possible, increasing our pricing levels.
As of March 31, 2012, the self-storage portfolio was 88.3% occupied. For the three months ended March 31, 2012, we had storage unit move-ins of 2,399 and storage unit move-outs of 2,208, out of a total of 16,000 storage units.
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

The reconciliation of net income to FFO for the three months ended March 31, 2012 and 2011 is as follows:

	Three months ended
	March 31,
(amounts in millions, except per share amounts)	2012	2011
Funds From Operations
Net income attributable to Common Shareholders	$4.0	$9.4
Depreciation of real estate and amortization of leasing costs (net of noncontrolling interests’ share)
Consolidated affiliates	4.8	4.5
Unconsolidated affiliates	0.4	0.4
Gain on sale (net of noncontrolling interests’ share)
Consolidated affiliates	—	(0.8)
Income attributable to noncontrolling interests’ in Operating Partnership	0.1	0.1
Funds from operations	$9.3	$13.6
Funds From Operations per Share - Diluted
Weighted average number of Common Shares and OP Units	43.8	41.0
Diluted funds from operations, per share	$0.21	$0.33

USES OF LIQUIDITY

Our principal uses of liquidity are (i) distributions to our shareholders, OP unit holders and LTIP Unit holders, (ii) investments which include the funding of our capital committed to the Opportunity Funds and property acquisitions and redevelopment/re-tenanting activities within our Core Portfolio, and (iii) debt service and loan repayments.

Distributions

In order to qualify as a REIT for Federal income tax purposes, we must currently distribute at least 90% of our taxable income to our shareholders. For the three months ended March 31, 2012, we paid dividends and distributions on our Common Shares, Common OP Units and LTIP Unit holders totaling $8.1 million.

Investments

Fund I and Mervyns I

During 2001, we formed a partnership, Fund I, and in 2004 formed a limited liability company, Mervyns I, with four institutional investors with $90.0 million, in the aggregate, of committed discretionary capital. As of March 31, 2012, $86.6 million has been invested in Fund I and Mervyns I, of which the Operating Partnership contributed $19.2 million. Fund I and Mervyns I have returned all invested capital and accumulated preferred return thus triggering our Promote in all future Fund I and Mervyns I earnings and distributions.

Fund I currently owns, or had ownership interests in, four assets comprising approximately 0.1 million square feet.

Reference is made to Note 5 in the Notes to Consolidated Financial Statements in Part 1, Item 1 in this Form 10-Q for a discussion of RCP investments made by Mervyns I to date.

Fund II and Mervyns II

During 2004, we, along with the investors from Fund I as well as two additional institutional investors, formed Fund II, and Mervyns II with $300.0 million, in the aggregate, of committed discretionary capital. Fund II's primary investment focus has been in the New York Urban Infill Redevelopment Initiative and the RCP Venture which are discussed below. As of March 31, 2012, a total of $282.2 million has been invested in Fund II and Mervyns II, of which the Operating Partnership contributed $56.4 million. The remaining capital contribution balance of $17.8 million is expected to be utilized to complete development activities for existing Fund II investments.

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

To date, Fund II has invested in nine New York Urban Infill Redevelopment construction projects, eight of which were made through Acadia Urban Development, as follows:

				Redevelopment (dollars in millions)
Property	Location	Year acquired	Costs to date (4)	Anticipated additional costs (4)	Estimated construction completion	Square feet upon completion	Cost per square foot (4)
Liberty Avenue (1)	Queens	2005	$15.7	$0.2	Completed	125,000	$127
216th Street	Manhattan	2005	27.7	—	Completed	60,000	450
Fordham Place	Bronx	2004	129.7	6.0	Completed	262,000	495
Pelham Manor Shopping Center (1)	Westchester	2004	63.5	0.6	Completed	320,000	200
161st Street (2)	Bronx	2005	66.7	4.2	TBD	238,000	298
Atlantic Avenue (3)	Brooklyn	2007	22.6	—	Completed	110,000	205
Canarsie Plaza	Brooklyn	2007	90.9	1.1	Completed	274,000	336
CityPoint (1)	Brooklyn	2007	112.7	137.3 - 227.3	TBD	685,000 - 710,000	365 - 479
Sherman Plaza	Manhattan	2005	34.4	TBD	TBD	TBD
Total			$563.9
Notes:
TBD - To be determined. Due to the ongoing planning and design of the projects, the completion date is indeterminable at this time.
(1) Acadia Urban Development acquired a ground lease interest at these properties.
(2) Currently operating but re-tenanting activities have commenced.
(3) Fund II owns 100% of this project.
(4) Costs to date, anticipated additional costs and cost per square foot include leasing costs.

Retailer Controlled Property Venture

Reference is made to Note 5 in the Notes to Consolidated Financial Statements in Part 1, Item 1 in this Form 10-Q for a discussion of RCP investments made by Fund II and Mervyns II to date.

Fund III

During 2007, we formed Fund III with 14 institutional investors, including all of the investors from Fund I and a majority of the investors from Fund II with $502.5 million of committed discretionary capital. During first four months of 2012, an additional $114.3 million was invested in Fund III, of which the Operating Partnership contributed $22.8 million. As of April 30, 2012, $341.1 million has been invested in Fund III, of which the Operating Partnership contributed $67.9 million.

New York Urban Infill Redevelopment Initiative

Fund III has invested in one New York Urban Infill Redevelopment and a main street retail redevelopment in Westport, Connecticut as follows:

				Redevelopment (dollars in millions)
Property	Location	Year acquired	Costs to date (1)	Anticipated additional costs (1)	Estimated construction completion	Square feet upon completion	Cost per square foot (1)
Sheepshead Bay	Brooklyn, NY	2007	$22.8	TBD	TBD	TBD
125 Main Street	Westport, CT	2007	24.9	0.6	Completed	27,000	$944
Total			$47.7	$0.6		27,000
Notes:
TBD - To be determined. Due to the ongoing planning and design of the project, the completion date is indeterminable at this time.
(1) Costs to date, anticipated additional costs and cost per square foot include leasing costs.

Other Fund III Investments

During April 2012, Fund III acquired a loan, collateralized by a property, for $18.5 million.

Fund III currently owns, or had ownership interests in, the following 20 assets comprising approximately 2.6 million square feet as follows:

(dollars in millions)
Property	Location	Date Acquired	Purchase Price	GLA
640 Broadway	New York, NY	February 2012	$16.3	45,700
New Hyde Park	New Hyde Park, NY	December 2011	11.2	31,500
654 Broadway	New York, NY	December 2011	13.7	18,700
Parkway Crossing	Baltimore, MD	December 2011	21.6	260,000
The Heritage Shops at Millennium Park	Chicago, IL	April 2011	31.6	105,000
Lincoln Road	South Miami Beach, FL	February 2011	51.9	61,400
White Oak	Silver Spring, MD	February 2011	9.8	64,600
White City Shopping Center	Shrewsbury, MA	December 2010	56.0	225,200
Cortlandt Towne Center	Westchester Co. NY	January 2009	78.0	642,000
Self-storage Portfolio (11 locations)	Various NY and NJ locations	February 2008	174.0	1,124,000
Total			$464.1	2,578,100

Reference is made to Note 4 in the Notes to Consolidated Financial Statements in Part 1, Item 1 in this Form 10-Q for a discussion of Fund III's 2012 acquisitions.

Notes Receivable

Reference is made to Note 6 to the Notes to Consolidated Financial Statements in Part 1, Item 1 in this Form 10-Q for an overview of our 2012 notes receivable investments.

Core Portfolio Property Acquisitions, Redevelopment and Expansion

During the three months ended March 31, 2012, we acquired six properties for an aggregate purchase price of $41.5 million. Reference is made to Note 4 in the Notes to Consolidated Financial Statements in Part 1, Item 1 in this Form 10-Q for a discussion of these investments.

In addition, we have entered into purchase and sale agreements with unaffiliated sellers to acquire ten properties with an aggregate purchase price of $65.8 million. We anticipate assuming debt totaling $33.3 million, utilizing existing cash on hand, and issuing

OP Units in connection with these acquisitions. The completion of these transactions are subject to customary closing conditions, and, as such, no assurance can be given that we will successfully complete these transactions.
Our Core Portfolio redevelopment and re-anchoring programs focus on selecting well-located urban/street retail locations and suburban shopping centers and creating significant value through re-tenanting and property redevelopment. During 2011, we initiated the re-anchoring of three properties, the Bloomfield Town Square and two former A&P supermarket anchors located at our Crossroads Shopping Center and The Branch Plaza. Re-anchoring costs for the Bloomfield Town Square totaled $4.5 million as of March 31, 2012 with total re-anchoring costs for all three locations estimated to range between $11.0 million and $15.0 million.
Share Repurchase

We have an existing share repurchase program that authorizes management, at its discretion, to repurchase up to $20.0 million of our outstanding Common Shares. The program may be discontinued or extended at any time and there is no assurance that we will purchase the full amount authorized. Under this program we have repurchased 2.1 million Common Shares, none of which were repurchased after December 2001. As of March 31, 2012, management may cause the Company to repurchase up to approximately $7.5 million of our outstanding Common Shares under this program.

SOURCES OF LIQUIDITY

We intend on using Fund III, as well as new funds that we may establish in the future, as the primary vehicles for our future acquisitions. Additional sources of capital for funding property acquisitions, redevelopment, expansion and re-tenanting are expected to be obtained primarily from (i) the issuance of public equity or debt instruments, (ii) cash on hand and cash flow from operating activities, (iii) additional debt financings, (iv) noncontrolling interests' unfunded capital commitments of $129.3 million for Fund III and (v) future sales of existing properties.

During the first four months of 2012, Fund III received capital contributions of $114.3 million to fund acquisitions and to pay down a portion of Fund III's credit facility.

As of March 31, 2012, we had approximately $56.4 million of additional capacity under existing debt facilities and cash and cash equivalents of $49.7 million.

Shelf Registration Statements and Issuance of Equity
During April 2009, we filed a shelf registration on Form S-3 providing for offerings of up to a total of $500.0 million of Common Shares, Preferred Shares, debt securities and other securities. This shelf registration statement expired in April 2012.
During April 2012, we filed a new shelf registration on Form S-3 providing for offerings of up to a total of $500.0 million of Common Shares, Preferred Shares, debt securities and other securities. We have remaining capacity under this registration statement to issue up to approximately $443 million of these securities.

During January 2012, we established an at-the-market ("ATM") equity program with an aggregate offering of up to $75.0 million in Common Shares. We intend to use the net proceeds of these offerings for general corporate purposes, which may include, among other things, repayment of our debt, future acquisitions, directly and through our Opportunity Funds, and redevelopments of and capital improvements to our properties. From inception through May 8, 2012, we issued 1.1 million Common Shares through the ATM program which generated net proceeds of $24.8 million.

Financing and Debt

As of March 31, 2012, mortgage and convertible notes payable aggregated $812.6 million, and the mortgages were collateralized by 36 properties and related tenant leases. Interest rates on our outstanding mortgage indebtedness and convertible notes payable ranged from 1.49% to 7.34% with maturities that ranged from April 2012 to November 2032. Taking into consideration $49.3 million of notional principal under variable to fixed-rate swap agreements currently in effect, $314.9 million of the mortgage and convertible notes payable, or 38.8%, was fixed at a 5.73% weighted average interest rate and $497.7 million, or 61.2% was floating at a 3.55% weighted average interest rate as of March 31, 2012. There is $295.1 million of debt maturing in 2012 at a weighted average interest rate of 4.00%. Of this amount, $2.5 million represents scheduled annual amortization. $56.5 million of loans maturing during 2012 provide for extension options, which we believe we will be able to exercise. As it relates to remaining maturities in 2012, we may not have sufficient cash on hand to repay such indebtedness, and, therefore, we expect to refinance at least a portion of this indebtedness or select other alternatives based on market conditions as these loans mature.

Reference is made to Note 8 in the Notes to Consolidated Financial Statements in Part 1, Item 1 in this Form 10-Q for an overview of transactions related to mortgage loans, bond financing and credit facilities during the three months ended March 31, 2012.

The following table sets forth certain information pertaining to our secured credit facilities:

(dollars in millions) Borrower	Total amount of credit facility	Amount borrowed as of December 31, 2011	Net borrowings (repayments) during the three months ended March 31, 2012	Amount borrowed as of March 31, 2012	Letters of credit outstanding as of March 31, 2012	Amount available under credit facilities as of March 31, 2012
Acadia Realty, LP	$64.5	$1.0	$—	$1.0	$8.8	$54.7
Fund II	40.0	40.0	—	40.0	—	—
Fund III	135.3	136.1	(2.5)	133.6	—	1.7
Total	$239.8	$177.1	$(2.5)	$174.6	$8.8	$56.4

The following table summarizes the Company’s mortgage and other secured indebtedness as of March 31, 2012 and December 31, 2011:

(dollars in millions)
Description of Debt and Collateral	March 31, 2012	December 31, 2011	Interest rate at 3/31/12	Maturity	Payment Terms
Mortgage notes payable – variable-rate
Canarsie Plaza (3)	$56.5	$56.5	Greater of 6.50% or 4.24% (LIBOR+4.00%)	4/11/2012	Interest only monthly
Liberty Avenue	9.3	9.4	3.49% (LIBOR+3.25%)	9/1/2012	Interest only monthly
Fordham Place	83.9	84.2	Greater of 5.00% or 3.74% (LIBOR+3.5%)	9/30/2012	Monthly principal and interest
Tarrytown Shopping Center	8.3	8.3	1.89% (LIBOR+1.65%)	10/30/2012	Interest only monthly
Cambridge Rite Aid	4.3	—	2.24% (LIBOR+2.00%)	2/28/2013	Interest only monthly
161st Street	28.9	28.9	5.74% (LIBOR+5.50%)	4/1/2013	Interest only monthly
CityPoint	20.7	20.7	2.74% (LIBOR+2.50%)	8/12/2013	Interest only monthly
Six self-storage properties	42.0	42.0	Greater of 4.65% or 4.39% (LIBOR+4.15%)	8/31/2013	Interest only monthly until 10/12; monthly principal and interest thereafter
Pelham Manor	34.0	34.0	2.99% (LIBOR+2.75%)	12/1/2013	Monthly principal and interest
125 Main Street, Westport	12.5	12.5	2.59% (LIBOR+2.35%)	9/30/2014	Interest only monthly
Branch Shopping Plaza	12.7	12.8	2.49% (LIBOR+2.25%)	9/30/2014	Monthly principal and interest
Cortlandt Towne Center	50.0	50.0	2.14% (LIBOR+1.90%)	10/26/2015	Interest only monthly
Village Commons Shopping Center	9.3	9.3	1.64% (LIBOR+1.40%)	6/30/2018	Monthly principal and interest
Sub-total mortgage notes payable	372.4	368.6
Secured credit facilities – variable-rate:
Six Core Portfolio properties	1.0	1.0	1.49% (LIBOR+1.25%)	12/1/2012	Annual principal and monthly interest
Fund III revolving subscription line of credit (2)	133.6	136.1	2.49% (LIBOR+2.25%)	10/10/2012	Interest only monthly
Fund II term loan	40.0	40.0	3.14% (LIBOR+2.90%)	12/22/2014	Interest only monthly
Sub-total secured credit facilities	174.6	177.1
Interest rate swaps (1)	(49.3)	(57.0)
Total variable-rate debt	497.7	488.7

(dollars in millions)
Description of Debt and Collateral	March 31, 2012	December 31, 2011	Interest rate at 3/31/12	Maturity	Payment Terms
Mortgage notes payable – fixed-rate
Clark Diversey	4.5	4.5	6.35%	7/1/2014	Monthly principal and interest
New Loudon Center	13.8	13.9	5.64%	9/6/2014	Monthly principal and interest
CityPoint	20.0	20.0	7.25%	11/1/2014	Interest only quarterly
Crescent Plaza	17.2	17.3	4.98%	9/6/2015	Monthly principal and interest
Pacesetter Park Shopping Center	11.9	11.9	5.12%	11/6/2015	Monthly principal and interest
Elmwood Park Shopping Center	33.6	33.7	5.53%	1/1/2016	Monthly principal and interest
Chicago Portfolio	14.5	—	5.62%	2/1/2016	Monthly principal and interest
Chicago Portfolio	1.5	—	5.55%	2/1/2016	Monthly principal and interest
The Gateway Shopping Center	20.3	20.3	5.44%	3/1/2016	Monthly principal and interest
Cambridge Whole Foods	7.0	—	6.26%	5/1/2016	Monthly principal and interest
Walnut Hill Plaza	23.4	23.5	6.06%	10/1/2016	Monthly principal and interest
239 Greenwich Avenue	26.0	26.0	5.42%	2/11/2017	Interest only monthly
Merrillville Plaza	26.2	26.2	5.88%	8/1/2017	Interest only monthly until 7/12; monthly principal and interest thereafter
216th Street	25.5	25.5	5.80%	10/1/2017	Interest only monthly
Atlantic Avenue	11.5	11.5	7.34%	1/1/2020	Interest only upon drawdown on construction loan until 1/15; monthly principal and interest thereafter
A&P Shopping Plaza	7.8	7.9	6.40%	11/1/2032	Monthly principal and interest
Interest rate swaps (1)	49.3	57.0	5.17%
Total fixed-rate debt	314.0	299.2
Total	$811.7	$787.9
(1) Represents the amount of the Company's variable-rate debt that has been fixed through certain cash flow hedge transactions. (Note 7).
(2) The Fund III revolving subscription line of credit is secured by unfunded investor capital commitments.
(3) This loan was amended during April 2012 and has a new maturity date of May 1, 2015. Reference is made to Note 14 in the Notes to Consolidated Financial Statements in Part 1, Item 1 in this Form 10-Q for a discussion of the loan amendment.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

At March 31, 2012, maturities on our mortgage notes payable and convertible notes payable ranged from April 2012 to November 2032. In addition, we have non-cancelable ground leases at nine of our shopping centers. We also lease space for our corporate headquarters for a term expiring in 2015. The following table summarizes our debt maturities, obligations under non-cancelable operating leases and construction contracts as of March 31, 2012:

(dollars in millions)	Payments due by period
Contractual obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Future debt maturities	$812.6	$300.4	$233.2	$201.9	$77.1
Interest obligations on debt	99.9	31.0	38.6	21.1	9.2
Operating lease obligations	160.9	5.0	9.8	8.7	137.4
Construction commitments	27.2	27.2	—	—	—
Total	$1,100.6	$363.6	$281.6	$231.7	$223.7

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

Reference is made to Note 5 in the Notes to Consolidated Financial Statements in Part 1, Item 1 in this Form 10-Q for a discussion of our unconsolidated investments. Our pro-rata share of unconsolidated debt related to these investments is as follows:

(dollars in millions)	Pro-rata share of mortgage debt	Interest rate as of
Investment	Operating Partnership	March 31, 2012	Maturity Date
Crossroads	$29.5	5.37%	December 2014
Brandywine Portfolio	36.9	5.99%	July 2016
White City Shopping Center	6.6	2.84%	December 2017
Lincoln Road	3.8	6.14%	August 2014
Georgetown Portfolio	5.1	5.10%	October 2012 - May 2021
Parkway Crossing	2.5	2.44%	January 2015
Total	$84.4

In addition, we have arranged for the provision of two separate letters of credit in connection with certain leases and investments. As of March 31, 2012, there was no outstanding balance under the letters of credit. If the letters of credit were fully drawn, the maximum amount of our exposure would be $8.8 million.

In addition to our derivative financial instruments, one of our unconsolidated affiliates is a party to two separate interest rate LIBOR swaps with a notional value of $29.4 million, which effectively fix the interest rate at 5.54% and expire in December 2017. Our pro-rata share of the fair value of the derivative liabilities totaled $0.4 million at March 31, 2012.

HISTORICAL CASH FLOW

The following table compares the historical cash flow for the three months ended March 31, 2012 (“2012”) with the cash flow for the three months ended March 31, 2011 (“2011”)

	Three Months Ended March 31,
(dollars in millions)	2012	2011	Change
Net cash provided by operating activities	$11.9	$4.8	$7.1
Net cash used in investing activities	(87.3)	(49.0)	(38.3)
Net cash provided by financing activities	35.3	31.0	4.3
Total	$(40.1)	$(13.2)	$(26.9)

A discussion of the significant changes in cash flow for 2012 compared to 2011 is as follows:

The increase of $7.1 million in net cash provided by operating activities primarily resulted from the following:

Items which contributed to an increase in cash from operating activities:

•	Additional rents from 2011 and 2012 property acquisitions and Fund Redevelopment Projects

•	Payment of $3.9 million for ground rent at City Point during 2011

•	Additional cash of $3.3 million used during 2011 for income taxes related to our taxable REIT subsidiaries

Items which contributed to a decrease in cash from operating activities:

•	Proceeds received following the repayments of notes receivable during 2011

The increase of $38.3 million in net cash used in investing activities primarily resulted from the following:

Items which contributed to an increase in cash used in investing activities:

•	An increase of $48.7 million used in 2012 for the acquisition of real estate

•	An increase of $13.2 million in additional advances of notes receivable during 2012

•	An increase of $6.9 million in expenditures for redevelopment and tenant installations during 2012

•	A decrease of $8.0 million in proceeds from the sale of Oakbrook Center during 2011

Items which contributed to a decrease in cash used in investing activities:

•	A decrease of $38.9 million in investments and advances to unconsolidated affiliates in 2012 related to the acquisitions of Lincoln Road and White Oak during 2011

The $4.3 million increase in net cash provided by financing activities resulted primarily from the following:

Items which contributed to an increase in cash from financing activities:

•	An additional $38.6 million of contributions from noncontrolling interests during 2012

•	An additional $8.0 million of net proceeds from the issuance of Common Shares in connection with our ATM

Items which contributed to a decrease in cash from financing activities:

•	A decrease of $43.9 million in proceeds from borrowings during 2012

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

Currently, we manage our exposure to fluctuations in interest rates primarily through the use of fixed-rate debt and interest rate swap and cap agreements. As of March 31, 2012, we had total mortgage debt and convertible notes payable of $812.6 million, of which $314.9 million or 38.8% was fixed-rate, inclusive of interest rate swaps, and $497.7 million, or 61.2% was variable-rate based upon LIBOR plus certain spreads. As of March 31, 2012, we were a party to five interest rate swap transactions and three interest rate caps to hedge our exposure to changes in interest rates with respect to $49.3 million of LIBOR-based variable-rate debt. We were also a party to one forward interest rate swap transactions with respect to $12.5 million of LIBOR-based variable-rate debt.

Of our total consolidated outstanding debt, $295.1 million and $132.7 million will become due in 2012 and 2013, respectively. As we intend on refinancing some or all of such debt at the then-existing market interest rates, which may be greater than the current interest rate, our interest expense would increase by approximately $4.3 million annually if the interest rate on the refinanced debt increased by 100 basis points. After giving effect to noncontrolling interests, the Company’s share of this increase would be $0.9 million.

Interest expense on our consolidated variable-rate debt, net of variable to fixed-rate swap agreements currently in effect, as of March 31, 2012 would increase by $5.0 million annually if LIBOR increased by 100 basis points. After giving effect to noncontrolling interests, the Company’s share of this increase would be $0.8 million. We may seek additional variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, we would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.

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

Part II.    Other Information
Item 1.    Legal Proceedings.
There have been no material legal proceedings or updates thereto beyond those previously disclosed in our 2011 Form 10-K.

Item 1A. Risk Factors.

The most significant risk factors applicable to us are described in Item 1A. of our 2011 Form 10-K. There have been no material changes to those previously-disclosed risk factors.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.    Defaults Upon Senior Securities.

None

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

None

Item 6.    Exhibits.

The information under the heading “Exhibit Index” below is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACADIA REALTY TRUST

May 9, 2012	/s/ Kenneth F. Bernstein Kenneth F. Bernstein President and Chief Executive Officer (Principal Executive Officer)

May 9, 2012	/s/ Jonathan W. Grisham Jonathan W. Grisham Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Description
3.1	Declaration of Trust of the Company, as amended (1)
3.2	Fourth Amendment to Declaration of Trust (2)
3.3	Amended and Restated By-Laws of the Company (3)
3.4	Fifth Amendment to Declaration of Trust (9)
3.5	First Amendment the Amended and Restated Bylaws of the Company (9)
4.1	Voting Trust Agreement between the Company and Yale University dated February 27, 2002 (4)
21	List of Subsidiaries of Acadia Realty Trust (5)
31.1	Certification of Chief Executive Officer pursuant to rule 13a–14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (5)
31.2	Certification of Chief Financial Officer pursuant to rule 13a–14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (5)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)
99.1	Amended and Restated Agreement of Limited Partnership of the Operating Partnership (6)
99.2	First and Second Amendments to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership (6)
99.3	Third Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership (7)
99.4	Fourth Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership (7)
99.5	Certificate of Designation of Series A Preferred Operating Partnership Units of Limited Partnership Interest of Acadia Realty Limited Partnership (8)
99.6	Certificate of Designation of Series B Preferred Operating Partnership Units of Limited Partnership Interest of Acadia Realty Limited Partnership (7)

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Document*
101.DEF	XBRL Taxonomy Extension Definitions Document*
101.LAB	XBRL Taxonomy Extension Labels Document*
101.PRE	XBRL Taxonomy Extension Presentation Document*
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