Form 10-Q
period 2012-06-30
ACADIA REALTY TRUST
filed 2012-08-08
CIK 899629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or
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

 Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒
 As of August 8, 2012 there were 46,096,044 common shares of beneficial interest, par value $.001 per share, outstanding.

ACADIA REALTY TRUST AND SUBSIDIARIES

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements.

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(dollars in thousands)	June 30, 2012	December 31, 2011
ASSETS	(unaudited)
Operating real estate
Land	$330,612	$283,299
Building and improvements	1,112,649	950,980
Construction in progress	14,462	7,321
	1,457,723	1,241,600
Less: accumulated depreciation	195,486	179,155
Net operating real estate	1,262,237	1,062,445
Real estate under development	223,634	219,645
Notes receivable, net	88,712	59,989
Investments in and advances to unconsolidated affiliates	75,495	84,568
Cash and cash equivalents	66,463	89,812
Cash in escrow	19,690	20,969
Rents receivable, net	28,071	26,170
Deferred charges, net	28,681	25,605
Acquired lease intangibles, net	27,028	26,721
Prepaid expenses and other assets	32,779	26,621
Accounts receivable from related party	1,474	1,375
Assets of discontinued operations	—	9,399
Total assets	$1,854,264	$1,653,319
LIABILITIES
Mortgage notes payable	$853,924	$779,650
Convertible notes payable	930	930
Distributions in excess of income from, and investments in, unconsolidated affiliates	22,229	21,710
Accounts payable and accrued expenses	37,763	39,459
Dividends and distributions payable	8,483	7,914
Acquired lease and other intangibles, net	9,087	5,462
Other liabilities	22,382	19,881
Liabilities of discontinued operations	—	9,004
Total liabilities	954,798	884,010
EQUITY
Shareholders' Equity
Common shares, $.001 par value, authorized 100,000,000 shares; issued and outstanding 45,703,685 and 42,586,376 shares, respectively	46	43
Additional paid-in capital	415,965	348,667
Accumulated other comprehensive loss	(4,484)	(3,913)
Retained earnings	34,161	39,317
Total shareholders’ equity	445,688	384,114
Noncontrolling interests	453,778	385,195
Total equity	899,466	769,309
Total liabilities and equity	$1,854,264	$1,653,319
See accompanying notes

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

 (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except per share amounts)	2012	2011	2012	2011
Revenues
Rental income	$32,764	$27,868	$63,119	$54,028
Interest income	2,075	3,370	4,130	7,908
Expense reimbursements	6,277	5,507	12,056	10,757
Management fee income	443	288	876	917
Other	867	495	1,420	1,183
Total revenues	42,426	37,528	81,601	74,793
Operating Expenses
Property operating	6,913	7,160	13,796	14,494
Other operating	1,281	78	2,316	97
Real estate taxes	5,254	4,585	10,130	8,798
General and administrative	5,217	5,699	11,150	11,389
Depreciation and amortization	10,147	8,301	19,215	15,870
Total operating expenses	28,812	25,823	56,607	50,648
Operating income	13,614	11,705	24,994	24,145
Equity in earnings (losses) of unconsolidated affiliates	4,591	63	4,535	(85)
Other interest income	22	80	76	114
(Loss) gain on debt extinguishment	—	(102)	—	1,571
Interest and other finance expense	(8,747)	(8,855)	(17,333)	(17,758)
Income from continuing operations before income taxes	9,480	2,891	12,272	7,987
Income tax provision	1,039	233	1,234	495
Income from continuing operations	8,441	2,658	11,038	7,492
Discontinued Operations
Operating income from discontinued operations	67	732	293	1,628
Impairment of asset	—	(6,925)	—	(6,925)
Gain on sale of property	2,668	28,576	2,668	32,498
Income from discontinued operations	2,735	22,383	2,961	27,201
Net income	11,176	25,041	13,999	34,693
Noncontrolling interests
Continuing operations	(1,924)	1,562	(561)	4,886
Discontinued operations	(2,413)	3,631	(2,589)	78
Net (income) loss attributable to noncontrolling interests	(4,337)	5,193	(3,150)	4,964
Net income attributable to Common Shareholders	$6,839	$30,234	$10,849	$39,657
Basic Earnings per Share
Income from continuing operations	$0.14	$0.10	$0.24	$0.31
Income from discontinued operations	0.01	0.65	0.01	0.67
Basic earnings per share	$0.15	$0.75	$0.25	$0.98
Diluted Earnings per Share
Income from continuing operations	$0.14	$0.10	$0.24	$0.31
Income from discontinued operations	0.01	0.64	0.01	0.67
Diluted earnings per share	$0.15	$0.74	$0.25	$0.98
 See accompanying notes

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
(dollars in thousands)
Net income	$11,176	$25,041	$13,999	$34,693
Other Comprehensive income
Unrealized loss on valuation of swap agreements	(2,612)	(1,250)	(2,555)	(1,557)
Reclassification of realized interest on swap agreements	646	752	1,283	1,637
Other comprehensive (loss) income	(1,966)	(498)	(1,272)	80

Comprehensive income	9,210	24,543	12,727	34,773

Comprehensive (income) loss attributable to noncontrolling interests	(3,536)	5,703	(2,449)	5,391

Comprehensive income attributable to Common Shareholders	$5,674	$30,246	$10,278	$40,164

`
 See accompanying notes

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(unaudited)

	Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
(amounts in thousands, except per share amounts)	Shares	Amount
Balance at December 31, 2011	42,586	$43	$348,667	$(3,913)	$39,317	$384,114	$385,195	$769,309
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	171	—	2,711	—	—	2,711	(2,711)	—
Issuance of Common Shares, net of issuance costs	2,901	3	64,300	—	—	64,303	—	64,303
Issuance of OP Units to acquire real estate	—	—	—	—	—	—	2,279	2,279
Dividends declared ($0.36 per Common Share)	—	—	—	—	(16,005)	(16,005)	(567)	(16,572)
Vesting of employee Restricted Share and LTIP awards	41	—	89	—	—	89	1,693	1,782
Common Shares issued under Employee Share Purchase Plan	1	—	40	—	—	40	—	40
Issuance of LTIP Unit awards to employees	—	—	—	—	—	—	2,577	2,577
Issuance of Common Shares to trustees	—	—	177	—	—	177	—	177
Exercise of Share options	8	—	131	—	—	131	—	131
Employee Restricted Shares cancelled	(8)	—	(150)	—	—	(150)	—	(150)
Noncontrolling interest distributions	—	—	—	—	—	—	(45,218)	(45,218)
Noncontrolling interest contributions	—	—	—	—	—	—	108,081	108,081
	45,700	46	415,965	(3,913)	23,312	435,410	451,329	886,739
Comprehensive (loss) income:
Net income	—	—	—	—	10,849	10,849	3,150	13,999
Unrealized loss on valuation of swap agreements	—	—	—	(1,494)	—	(1,494)	(1,061)	(2,555)
Reclassification of realized interest on swap agreements	—	—	—	923	—	923	360	1,283
Total comprehensive (loss) income	—	—	—	(571)	10,849	10,278	2,449	12,727
Balance at June 30, 2012	45,700	$46	$415,965	$(4,484)	$34,161	$445,688	$453,778	$899,466

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (continued)

(unaudited)

	Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
(amounts in thousands, except per share amounts)	Shares	Amount
Balance at December 31, 2010	40,254	$40	$303,823	$(2,857)	$17,206	$318,212	$269,310	$587,522
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	11	—	49	—	—	49	(49)	—
Dividends declared ($0.36 per Common Share)	—	—	—	—	(14,517)	(14,517)	(492)	(15,009)
Vesting of employee Restricted Share and LTIP awards	95	—	257	—	—	257	1,966	2,223
Common Shares issued under Employee Share Purchase Plan	2	—	45	—	—	45	—	45
Issuance of LTIP Unit awards to employees	—	—	—	—	—	—	2,441	2,441
Issuance of Common Shares to trustees	8	—	79	—	—	79	—	79
Exercise of Share options	1	—	7	—	—	7	—	7
Employee Restricted Shares cancelled	(40)	—	(724)	—	—	(724)	—	(724)
Noncontrolling interest distributions	—	—	—	—	—	—	(705)	(705)
Noncontrolling interest contributions	—	—	—	—	—	—	43,646	43,646
	40,331	40	303,536	(2,857)	2,689	303,408	316,117	619,525
Comprehensive income (loss):
Net income (loss)	—	—	—	—	39,657	39,657	(4,964)	34,693
Unrealized loss on valuation of swap agreements	—	—	—	(803)	—	(803)	(754)	(1,557)
Reclassification of realized interest on swap agreements	—	—	—	1,310	—	1,310	327	1,637
Total comprehensive income (loss)	—	—	—	507	39,657	40,164	(5,391)	34,773
Balance at June 30, 2011	40,331	$40	$303,536	$(2,350)	$42,346	$343,572	$310,726	$654,298

See accompanying notes

ACADIA REALTY TRUST AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended
(dollars in thousands)	June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,999	$34,693
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	19,288	16,689
Amortization of financing costs	1,502	1,817
Gain on sale of property	(2,668)	(32,498)
Gain on debt extinguishment	—	(1,571)
Impairment of asset	—	6,925
Non-cash accretion of notes receivable	(228)	(504)
Share compensation expense	1,958	2,304
Equity in (earnings) losses of unconsolidated affiliates	(4,535)	85
Distributions of operating income from unconsolidated affiliates	5,559	806
Other, net	653	1,497
Changes in assets and liabilities
Cash in escrow	1,279	(2,543)
Rents receivable, net	(2,546)	(4,252)
Prepaid expenses and other assets	(2,860)	(1,223)
Accounts payable and accrued expenses	692	1,077
Other liabilities	1,018	(3,053)
Net cash provided by operating activities	33,111	20,249
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate	(111,115)	(64,815)
Redevelopment and property improvement costs	(41,705)	(27,103)
Deferred leasing costs	(2,591)	(2,554)
Investments in and advances to unconsolidated affiliates	(3,458)	(41,572)
Return of capital from unconsolidated affiliates	11,686	3,141
Proceeds from notes receivable	2,004	47,932
Issuance of notes receivable	(34,500)	(3,834)
Proceeds from sale of property	12,060	43,791
Net cash used in investing activities	(167,619)	(45,014)

ACADIA REALTY TRUST AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (unaudited)

	Six Months Ended
(dollars in thousands)	June 30,
	2012	2011
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage notes	(72,477)	(24,260)
Proceeds received from mortgage notes	79,628	51,223
Increase in deferred financing and other costs	(3,586)	(1,268)
Capital contributions from noncontrolling interests	108,081	43,646
Distributions to noncontrolling interests	(45,752)	(1,123)
Dividends paid to Common Shareholders	(15,473)	(14,513)
Proceeds from stock offering, net of issuance costs of $338	60,717	—
Repurchase and cancellation of Common Shares	(150)	(725)
Common Shares issued under Employee Share Purchase Plan	40	45
Exercise of options to purchase Common Shares	131	7
Net cash provided by financing activities	111,159	53,032
(Decrease) increase in cash and cash equivalents	(23,349)	28,267
Cash and cash equivalents, beginning of period	89,812	120,592
Cash and cash equivalents, end of period	$66,463	$148,859
Supplemental disclosure of cash flow information
Cash paid during the period for interest, net of capitalized interest of $1,907 and $2,464, respectively	$15,709	$16,683

Cash paid for income taxes	$508	$3,701

Supplemental disclosure of non-cash investing activities:
Acquisition of real estate through assumption of debt	$59,335	$—
Acquisition of real estate through issuance of OP Units	$2,279	$—
Acquisition of real estate through conversion of note receivable	$4,000	$—

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

All of the Company's assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership (the “Operating Partnership”) and entities in which the Operating Partnership owns an interest. As of June 30, 2012, the Trust controlled approximately 99% of the Operating Partnership as the sole general partner. As the general partner, the Trust is entitled to share, in proportion to its percentage interest, in the cash distributions and profits and losses of the Operating Partnership. The limited partners primarily represent entities or individuals that contributed their interests in certain properties or entities to the Operating Partnership in exchange for common or preferred units of limited partnership interest (“Common OP Units” or “Preferred OP Units”) and employees who have been awarded restricted OP units (“LTIP Units”) as long-term incentive compensation (Note 13). Limited partners holding Common OP Units are generally entitled to exchange their units on a one-for-one basis for common shares of beneficial interest of the Trust (“Common Shares”).
Effective May 16, 2012, the Company formed Acadia Strategic Opportunity Fund IV, LLC (“Fund IV”). As of June 30, 2012, the Company has closed on a total of $347.6 million of equity commitments with eight institutional investors. The Operating Partnership's share of closed equity commitments totaled $100.0 million. Fund IV is expected to ultimately range between $500.0 million to $550.0 million of total equity. With the committed discretionary capital, Fund IV expects to be able to acquire or develop approximately $1.0 billion to $1.5 billion of assets on a leveraged basis. The Operating Partnership is the sole managing member and can have a minimum 20.0% to a maximum 25.0% co-investment interest in Fund IV. The terms and structure of Fund IV are substantially the same as Fund III, including the Promote structure, with a Preferred Return of 6.0%. As of June 30, 2012, there have been no capital contributions made to Fund IV.

As of June 30, 2012, the Company has ownership interests in 57 properties within its core portfolio, which consist of those properties either 100% owned, or partially owned through joint venture interests, by the Operating Partnership, or subsidiaries thereof, not including those properties owned through its opportunity funds (“Core Portfolio”). The Company also has ownership interests in 34 properties within three of its opportunity funds, Acadia Strategic Opportunity Fund L.P. (“Fund I”), Acadia Strategic Opportunity Fund II, LLC (“Fund II”) and Acadia Strategic Opportunity Fund III LLC (“Fund III” and together with Fund I and Fund II, the “Opportunity Funds”). The 91 Core Portfolio and Opportunity Fund properties consist of commercial properties, primarily neighborhood and community shopping centers, mixed-use properties with a retail component and self-storage properties. In addition, the Company also invests in operating companies through Acadia Mervyn Investors I, LLC (“Mervyns I”), Acadia Mervyn Investors II, LLC (“Mervyns II”) and Fund II, all on a non-recourse basis. These investments comprise and are referred to as the Company's Retailer Controlled Property initiative (“RCP Venture”). The Operating Partnership has the following equity interests in the Opportunity Funds, Mervyns I and Mervyns II:

Entity	Equity Interest Held By Operating Partnership
Fund I and Mervyns I	22.2%
Fund II and Mervyns II	20.0%
Fund III	19.9%
Fund IV	21.5%
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

Actual results could differ from these estimates. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012. The information furnished in the accompanying consolidated financial statements reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the aforementioned consolidated financial statements for the interim period. These consolidated financial statements should be read in conjunction with the Company's 2011 Annual Report on Form 10-K, as filed with the SEC on February 28, 2012.
Reclassifications
Certain reclassifications have been made to the 2011 financial statements to conform to the 2012 presentation.

Real Estate

The Company reviews its operating long-lived assets for impairment when there is an event or change in circumstances that indicates that the carrying amount may not be recoverable. The Company records impairment losses and reduces the carrying value of properties when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases where the Company does not expect to recover its carrying costs on properties held for use, the Company reduces its carrying cost to fair value, and for properties held-for-sale, the Company reduces its carrying value to the fair value less costs to dispose. Management does not believe that the values of any of the Company's properties are impaired as of June 30, 2012.

Involuntary Conversion of Asset
The Company experienced significant flooding that resulted in extensive damage to one of its properties during September 2011. Costs related to the clean-up and redevelopment are insured to a limit sufficient that the Company believes will allow for full restoration of the property. Loss of rents during the redevelopment are covered by business interruption insurance subject to a $0.1 million deductible. The Company plans to restore the improvements that were damaged by the flooding and expects that the costs of such restoration and rebuilding will be recoverable from insurance proceeds. In accordance with ASC Topic 360 “Property, Plant and Equipment,” and as a result of the above-described property damage, the Company has recorded a write-down of the asset's carrying value in the accompanying consolidated balance sheets of approximately $1.4 million as of June 30, 2012. In addition, the Company has recorded an insurance recovery in the same amount that is included in Prepaid Expenses and Other Assets in the accompanying consolidated balance sheets. The Company has also provided a $0.1 million provision in the 2011 year-end consolidated statement of income of the Company's 2011 Annual Report on Form 10-K, as filed with the SEC for its exposure to the insurance deductible attributable to the loss of rents. As of June 30, 2012, the Company has received initial insurance proceeds of approximately $6.9 million but is still in the process of finalizing all claims related to the flood with the insurance carrier.
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

During December 2011, the FASB issued ASU No. 2011-10, “Property, Plant and Equipment (Topic 360): Derecognition of in Substance Real Estate - a Scope Clarification," which clarifies current guidance found in ASC Topic 810 as to the proper accounting in situations when a reporting entity ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary's nonrecourse debt. ASU No. 2011-10 is effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. The adoption of ASU No. 2011-10 did not have a material impact on the Company's financial condition or results of operations.

2.	EARNINGS PER COMMON SHARE

Basic earnings per Common Share is computed by dividing net income attributable to Common Shareholders by the weighted average Common Shares outstanding. At June 30, 2012, the Company has unvested LTIP Units (Note 13) which provide for non-forfeitable rights to dividend equivalent payments. Accordingly, these unvested LTIP Units are considered participating securities and are included in the computation of basic earnings per Common Share pursuant to the two-class method.

Diluted earnings per Common Share reflects the potential dilution of the conversion of obligations and the assumed exercises of securities including the effects of restricted share unit (“Restricted Share Units”) and share option awards issued under the Company's Share Incentive Plans (Note 13). The effect of the assumed conversion of 188 Series A Preferred OP Units into 25,067 Common Shares would be anti-dilutive and are therefore not included in the computation of diluted earnings per share for the three and six months ended June 30, 2012, but would be dilutive and therefore are included in the computation of diluted earnings per share for the three and six months ended June 30, 2011.

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

2.	EARNINGS PER COMMON SHARE (continued)

The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except per share amounts)	2012	2011	2012	2011
Numerator
Income from continuing operations	$6,517	$4,220	$10,477	$12,378
Less: net income attributable to participating securities	131	173	215	186
Income from continuing operations net of income attributable to participating securities	6,386	4,047	10,262	12,192
Effect of dilutive securities:
Preferred OP Unit distributions	—	5	—	9
Numerator for diluted earnings per Common Share	$6,386	$4,052	$10,262	$12,201

Denominator
Weighted average shares for basic earnings per share	44,245	40,334	43,491	40,326
Effect of dilutive securities:
Employee Restricted Share Units and share options	429	274	419	256
Convertible Preferred OP Units	—	25	—	25
Dilutive potential Common Shares	429	299	419	281
Denominator for diluted earnings per share	44,674	40,633	43,910	40,607
Basic earnings per Common Share from continuing operations attributable to Common Shareholders	$0.14	$0.10	$0.23	$0.30
Diluted earnings per Common Share from continuing operations attributable to Common Shareholders	$0.14	$0.10	$0.23	$0.30

3.	SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS

During January 2012, the Company established an at-the-market (“ATM”) equity program with an aggregate offering amount of up to $75.0 million in Common Shares. Through June 30, 2012, the Company issued 2.9 million Common Shares through the ATM program which generated gross proceeds of $65.7 million and net proceeds of $64.6 million. $61.0 million of the net proceeds were received through June 2012 and $3.6 million received during July 2012. The net proceeds have been used by the Company primarily to fund acquisitions directly in the Core Portfolio and through its capital contributions to the Opportunity Funds.

Noncontrolling interests represent the portion of equity in entities consolidated in the accompanying financial statements that the Company does not own. Such noncontrolling interests are reported on the Consolidated Balance Sheets within equity, separately from shareholders' equity.

Noncontrolling interests include third party interests in the Company’s Opportunity Funds and other entities. It also includes interests in the Operating Partnership which represent (i) the limited partners’ 384,376 and 279,748 Common OP Units at June 30, 2012 and December 31, 2011, respectively; (ii) 188 Series A Preferred OP Units at June 30, 2012 and December 31, 2011; and (iii) 237,000 and 217,826 LTIP Units at June 30, 2012 and December 31, 2011, respectively.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

4.	ACQUISITION AND DISPOSITION OF REAL ESTATE AND DISCONTINUED OPERATIONS

Acquisitions
Core Portfolio
During June 2012, the Company acquired the Brentwood Shopping Center, a 57,000 square foot shopping center located in Washington, D.C. for $21.7 million, including the assumption of $16.5 million of existing debt.

During May 2012, the Company acquired 28 Jericho Turnpike, a 96,000 square foot single tenant property located in Westbury, New York for $27.3 million.
During April 2012, the Company acquired 930 North Rush Street, a 2,930 square foot single tenant property located in Chicago, Illinois for $20.7 million.
During March 2012, the Company acquired a four property portfolio located in Chicago, Illinois for $18.8 million, including the assumption of debt of $16.0 million.
During February 2012, the Company acquired a 40,000 square foot single tenant property for $12.2 million, which included the assumption of $7.0 million of in-place mortgage debt. In addition, the Company acquired a 13,300 square foot single tenant property for $6.7 million. The properties, named River St. & Putnam Avenue, are located in Cambridge, Massachusetts.
During January 2012, the Company acquired 1520 North Milwaukee Avenue, a 3,100 square foot property located in Chicago, Illinois for $3.8 million.
The Company expensed $0.8 million of costs related to these 2012 Core Portfolio acquisitions.
Fund III
During April 2012, Fund III acquired Lincoln Park Centre, a 62,700 square foot retail property located in Chicago, Illinois for $31.5 million, including the assumption of debt of $19.8 million.
During February 2012, Fund III, in a joint venture with an unaffiliated partner, acquired a 50% interest in 640 Broadway, a 45,700 square foot property located in New York, New York for $16.3 million.
The Company expensed $1.5 million of costs related to these 2012 Fund III acquisitions.

The above 2012 acquisitions have been accounted for as business combinations. The purchase prices were allocated to the acquired assets and liabilities based on the estimated fair value of the acquired assets at the dates of acquisition. The preliminary measurements at fair value reflected below are subject to change. The Company expects to finalize the valuations and complete the purchase price allocations as soon as practical, but not later than one year from the dates of acquisition.

The following table summarizes both the Company's preliminary and finalized allocations of the purchase prices of assets acquired and liabilities assumed during 2012:

(dollars in thousands)	Finalized Purchase Price Allocation	Preliminary Purchase Price Allocation
Land	$8,097	$33,953
Buildings and improvements	13,142	106,199
Acquisition-related intangible assets (in Acquired lease intangibles, net)	1,517	—
Acquisition-related intangible liabilities (in Acquired lease and other intangibles, net)	(4,387)	—
Above-below market debt assumed (included in Mortgage notes payable)	502	—
Total consideration	$18,871	$140,152

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

4.	ACQUISITION AND DISPOSITION OF REAL ESTATE AND DISCONTINUED OPERATIONS (continued)

Acquisitions (continued)

During 2011, the Company acquired a property and recorded the preliminary allocation of the purchase price to the assets acquired based on provisional measurements of fair value. During 2012, the Company finalized the allocation of the purchase price and made certain measurement period adjustments.

The following table summarizes the preliminary allocation of the purchase price of this property as recorded as of December 31, 2011, and the finalized allocation of the purchase price as adjusted as of June 30, 2012:

(dollars in thousands)	Finalized Purchase Price Allocation	Preliminary Purchase Price Allocation
Land	$3,110	$2,250
Buildings and improvements	7,354	9,000
Acquisition-related intangible assets (in Acquired lease intangibles, net)	786	—
Total consideration	$11,250	$11,250

Discontinued Operations

The Company reports properties held-for-sale and properties sold during the periods as discontinued operations. The results of operations of discontinued operations are reflected as a separate component within the accompanying Consolidated Statements of Income for all periods presented.

During June 2012, Fund I sold Tarrytown Centre, a 35,000 square foot shopping center, located in Westchester, New York, for $12.8 million.

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

The combined assets and liabilities as of December 31, 2011, and the results of operations of the properties classified as discontinued operations for the three and six months ended June 30, 2012 and June 30, 2011, respectively are summarized as follows:

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

4.	ACQUISITION AND DISPOSITION OF REAL ESTATE AND DISCONTINUED OPERATIONS (continued)

Discontinued Operations (continued)

BALANCE SHEET
ASSETS	December 31, 2011
(dollars in thousands)
Net real estate	$8,859
Rents receivable, net	245
Deferred charges, net	249
Prepaid expenses and other assets	46
Total assets of discontinued operations	$9,399
LIABILITIES
Mortgage notes payable	$8,260
Accounts payable and accrued expenses	188
Other liabilities	556
Total liabilities of discontinued operations	$9,004

	Three Months Ended		Six Months Ended
STATEMENTS OF OPERATIONS	June 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2012	2011	2012	2011
Total revenues	$239	$1,744	$691	$4,330
Total expenses	172	1,012	398	2,702
Operating income	67	732	293	1,628
Impairment of asset	—	(6,925)	—	(6,925)
Gain on sale of property	2,668	28,576	2,668	32,498
Income from discontinued operations	2,735	22,383	2,961	27,201
(Income) loss from discontinued operations attributable to noncontrolling interests	(2,413)	3,631	(2,589)	78
Income from discontinued operations attributable to Common Shareholders	$322	$26,014	$372	$27,279

5.	INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

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

Venture is neither a single entity nor a specific investment. Any member of this group has the option of participating, or not, in any individual investment and each individual investment has been made on a stand-alone basis through a separate limited liability company (“LLC”). These investments have been made through different investment vehicles with different affiliated and unaffiliated investors and different economics to the Company. Investments under the RCP Venture are structured as separate joint ventures as there may be other investors participating in certain investments in addition to Klaff, Lubert-Adler and Acadia. The Company has made these investments through its subsidiaries, Mervyns I, Mervyns II and Fund II, (together the “Acadia Investors”), all on a non-recourse basis. Through June 30, 2012, the Acadia Investors have made investments in Mervyns Department Stores (“Mervyns”) and Albertsons including additional investments in locations that are separate from these original investments (“Add-
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

During the six months ended June 30, 2012, the Company received RCP Venture distributions from Albertsons Add-On investments and Rex Stores totaling $3.9 million of which the Operating Partnership's share totaled $0.8 million.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

5.	INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES (continued)

The following table summarizes activity related to the RCP Venture investments from inception through June 30, 2012:

(dollars in thousands)				Operating Partnership Share
Investment	Year Acquired	Invested Capital and Advances	Distributions	Invested Capital and Advances	Distributions
Mervyns	2004	$26,058	$45,966	$4,901	$11,251
Mervyns Add-On investments	2005/2008	6,517	3,558	1,046	819
Albertsons	2006	20,717	81,594	4,239	16,318
Albertsons Add-On investments	2006/2007	2,416	4,778	388	955
Shopko	2006	1,108	1,659	222	332
Marsh and Add-On investments	2006/2008	2,667	2,639	533	528
Rex Stores	2007	2,701	1,623	535	325
		$62,184	$141,817	$11,864	$30,528

Other Opportunity Fund Investments
The unaffiliated venture partners for Fund III's investments in Lincoln Road, Parkway Crossing and the White City Shopping Center maintain control over these entities and, as such, the Company accounts for these investments under the equity method.
Fund III owned an 84% interest in the Shop Rite at Orchard Center, which was accounted for using the equity method. During the second quarter of 2012, this property was sold for $13.8 million.
During the second quarter of 2012, Fund III made a 49% equity investment in an entity that holds a $2.2 million note receivable that is collateralized by a property. The note bears interest at 6% and matures February 2, 2017. As the unaffiliated venture partner maintains control over this entity, the Company accounts for this investment under the equity method.
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

(dollars in thousands)	June 30, 2012	December 31, 2011
Combined and Condensed Balance Sheets
Assets
Rental property, net	$274,039	$280,470
Investment in unconsolidated affiliates	107,667	156,421
Other assets	34,679	29,587
Total assets	$416,385	$466,478
Liabilities and partners’ equity
Mortgage notes payable	$310,090	$319,425
Other liabilities	24,318	16,902
Partners’ equity	81,977	130,151
Total liabilities and partners’ equity	$416,385	$466,478
Company’s investment in and advances to unconsolidated affiliates	$75,495	$84,568
Company's share of distributions in excess of income and investments in unconsolidated affiliates	$(22,229)	$(21,710)

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

5.	INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES (continued)

	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Combined and Condensed Statements of Operations
Total revenues	$11,922	$10,917	$24,218	$20,499
Operating and other expenses	4,362	3,528	8,816	7,294
Interest and other finance expense	4,613	4,242	9,251	8,258
Equity in earnings (losses) of unconsolidated affiliates	6,469	(1,370)	4,846	(412)
Depreciation and amortization	2,371	2,376	4,643	4,245
Gain on sale of property	3,402	—	3,402	—
Net income (loss)	$10,447	$(599)	$9,756	$290

Company’s share of net income	$4,689	$160	$4,731	$110
Amortization of excess investment	(98)	(97)	(196)	(195)
Company’s equity in earnings (losses) of unconsolidated affiliates	$4,591	$63	$4,535	$(85)

6.	NOTES RECEIVABLE

As of June 30, 2012, the Company’s notes receivable, net, aggregated $88.7 million, and were collateralized either by the underlying properties or the borrowers' ownership interests in the entities that own the properties and/or by the borrowers' personal guarantee subject, as applicable, to senior liens, as follows:

Description	Effective Interest Rate	Maturity Date	First Priority Liens	Net Carrying amount of Notes Receivable	Extension Options
(dollars in thousands)
Zero Coupon Loan	24.0%	1/3/2016	$166,200	$3,762	—
Mezzanine Loan	10.0%	12/31/2013	85,835	9,089	—
Mezzanine Loan	15.0%	Upon Capital Event	11,925	3,834	—
First Mortgage Loan	12.0%	12/5/2012	—	19,500	—
First Mortgage Loan	9.2%	3/30/2013	—	3,000	—
First Mortgage Loan	10.8%	Demand	—	10,000	—
First Mortgage Loan	5.3%	Demand	—	18,500	—
First Mortgage Loan	6.0%	12/1/2012	—	12,609	2 x 6 months
Construction Loan	20.5%	10/1/2012	—	5,400	—
Individually less than 3.0%	10.0% to 12.0%	12/31/13 to 1/1/17	37,623	3,018	—
Total				$88,712
During April 2012, the Company acquired a first mortgage loan, collateralized by a property located in Brooklyn, New York, for $18.5 million. The loan, with an initial maturity date of May 2012, has been in default since November 2011 and has been accruing interest at a 16.0% annual default interest rate. As of June 30, 2012, the loan had an outstanding balance of $23.5 million, including default interest, and was in maturity default. The Company has commenced foreclosure proceedings and is currently awaiting the appointment of a receiver.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

6.	NOTES RECEIVABLE (continued)

Allowances for real estate notes receivable are established based upon management's quarterly review of the investments. In performing this review, management considers the estimated net recoverable value of the loan as well as other factors, including the fair value of any collateral, the amount and status of any senior debt, and the prospects for the borrower. Because this determination is based upon projections of future economic events, which are inherently subjective, the amounts ultimately realized from the loans may differ materially from the carrying value at the balance sheet date. The Company charges additions to the allowance for loan losses to current period earnings through a provision for loan losses.

The activity in the allowance for notes receivable for the six months ended June 30, 2012 is as follows:

(dollars in thousands)	Allowance for Notes Receivable
Balance at December 31, 2011	$3,276
Provision for losses on notes receivable	5,115
Balance at June 30, 2012	$8,391

7.	DERIVATIVE FINANCIAL INSTRUMENTS

As of June 30, 2012, the Company's derivative financial instruments consisted of seven interest rate swaps with an aggregate notional value of $134.2 million, which effectively fix LIBOR at rates ranging from 0.7% to 3.79% and mature between November 2012 and December 2022. The Company also has four derivative financial instruments with a notional value of $97.8 million which cap variable-rate interest at rates ranging from 3.0% to 6.0% and mature between October 2012 and July 2015. The fair value of these derivative instruments, which is included in other liabilities in the Consolidated Balance Sheets, was a liability totaling $4.4 million and $3.5 million at June 30, 2012 and December 31, 2011, respectively. The notional value does not represent exposure to credit, interest rate, or market risks. The Company is also a party to one forward interest rate swap transaction with respect to $12.5 million of LIBOR-based variable-rate debt.

These derivative instruments have been designated as cash flow hedges and hedge the future cash outflows of variable-rate interest payments on mortgage debt. Such instruments are reported at the fair value reflected above. As of June 30, 2012 and December 31, 2011, unrealized losses totaling $4.5 million and $3.9 million, respectively, were reflected in accumulated other comprehensive loss on the consolidated balance sheets.

As of June 30, 2012 and December 31, 2011, no derivatives were designated as fair value hedges, hedges of net investments in foreign operations or considered to be ineffective. Additionally, the Company does not use derivatives for trading or speculative purposes.
In conjunction with its implementation of updates to the fair value measurements guidance, the Company made an accounting policy election to measure derivative financial instruments subject to master netting agreements on a net basis.

8.	MORTGAGE NOTES PAYABLE

The Company completed the following transactions related to mortgage notes payable and credit facilities during the six months ended June 30, 2012:

During the six months ended June 30, 2012, the Company repaid $53.1 million under the Fund III subscription line of credit. As of June 30, 2012, the total outstanding amount under this facility was $82.9 million.

During the six months ended June 30, 2012, the Company repaid $7.6 million under the Fund II term loan. As of June 30, 2012, the total outstanding amount under this facility was $32.4 million.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

8.	MORTGAGE NOTES PAYABLE (continued)

During June 2012, the Company closed on a $22.8 million loan collateralized by a property. The loan bears interest at LIBOR plus 295 basis points and matures on July 1, 2015, and has one one-year extension option.

During June 2012, in conjunction with the acquisition of the Brentwood Shopping Center (Note 4), the Company assumed a loan of $16.5 million. The loan bears interest at 6.35% and matures on December 1, 2016.

During June 2012, in conjunction with the disposition of a property (Note 4), the Company repaid an $8.3 million loan.

During May 2012, the Company closed on a $4.3 million loan collateralized by a property. This loan bears interest at 3.68% and matures on May 1, 2016, and has one five-year extension option. The proceeds were used to pay off bridge financing in connection with the acquisition of a property.

During April 2012, the Company amended an existing $56.5 million construction loan collateralized by a property with a $69.6 million loan. This loan bears interest at LIBOR plus 225 basis points and matures on May 1, 2015, and has two one-year extension options.

During April 2012, the Company received an additional $23.6 million of proceeds on a loan collateralized by a property. As of June 30, 2012, the total outstanding amount on this loan was $73.9 million.

During April 2012, the Company closed on a $15.5 million loan collateralized by a property. The loan bears interest at LIBOR plus 190 basis points and matures on April 27, 2019.

During April 2012, in conjunction with the acquisition of Lincoln Park Centre (Note 4), the Company assumed a loan of $19.8 million. The loan bears interest at 5.85% and matures on December 31, 2013.

During March 2012, in conjunction with the acquisition of four properties in Chicago, Illinois (Note 4), the Company assumed loans of $14.5 million and $1.5 million, which bear interest at 5.62% and 5.55%, respectively, and mature on February 1, 2016.

During February 2012, in conjunction with the acquisition of River St. & Putnam Avenue (Note 4), the Company assumed a $7.0 million loan which bears interest at 6.26% and matures on May 1, 2016, and has one five-year extension option.

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

As of December 31, 2011, all loan costs associated with the issuance have been expensed and there is no remaining net carrying amount of the equity component. The additional non-cash interest expense recognized in the Consolidated Statements of Income was $0.3 million for the three months ended June 30, 2011 and $0.5 million for the six months ended June 30, 2011. The if-converted value of the Convertible Notes does not exceed their aggregate principal amount as of June 30, 2012 and there are no derivative transactions that were entered into in connection with the issuance of the Convertible Notes.

Through December 31, 2011, the Company had purchased $114.1 million in principal amount of its Convertible Notes at an average discount of approximately 11% of which $24.0 million was repurchased by the Company at par on December 20, 2011 pursuant to the holder's exercise of their repurchase option. The Company did not purchase any of its Convertible Notes during the six months ended June 30, 2012. The outstanding Convertible Notes as of June 30, 2012 was $0.9 million.

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

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2012:

(dollars in thousands)	Level 1	Level 2	Level 3
Liabilities
Derivative financial instruments (Note 7)	$—	$4,420	$—

In addition to items that are measured at fair value on a recurring basis, the Company also has assets and liabilities on its balance sheet that are measured at fair value on a nonrecurring basis. As these assets and liabilities are not measured at fair value on a recurring basis, they are not included in the table above. Assets and liabilities that are measured at fair value on a nonrecurring basis include assets acquired and liabilities assumed in business combinations (Note 4).

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

The Company has determined the estimated fair values of the following financial instruments by discounting future cash flows utilizing a discount rate equivalent to the rate at which similar financial instruments would be originated at the reporting date:

	June 30, 2012		December 31, 2011
(dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Notes Receivable	$88,712	$88,712	$59,989	$59,989
Mortgage Notes Payable and Convertible Notes Payable	$854,854	$875,240	$780,580	$784,489

11.	RELATED PARTY TRANSACTIONS

The Company earned property management fees, legal and leasing fees from the Brandywine Portfolio totaling $0.2 million for each of the three months ended June 30, 2012 and 2011, and $0.4 million and $0.7 million for the six months ended June 30, 2012 and 2011, respectively.

Related party receivables due from an unconsolidated affiliate totaled $1.5 million at June 30, 2012 and $1.4 million at December 31, 2011.

Lee Wielansky, the Lead Trustee of the Company, was paid a consulting fee of $25,000 for each of the three months ended June 30, 2012 and 2011 and $50,000 for each of the six months ended June 30, 2012 and 2011.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

12.	SEGMENT REPORTING

The Company has five reportable segments: Core Portfolio, Opportunity Funds, Self-Storage Investments, Notes Receivable and Other. “Notes Receivable” consists of the Company's notes receivable and related interest income. “Other” consists primarily of management fees and other interest income. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates property performance primarily based on net operating income before depreciation, amortization and certain nonrecurring items. Investments in the Core Portfolio are typically held long-term. Given the contemplated finite life of the Opportunity Funds, these investments are typically held for shorter terms. Fees earned by the Company as the general partner/managing member of the Opportunity Funds are eliminated in the Company's consolidated financial statements. The following tables set forth certain segment information for the Company, reclassified for discontinued operations, as of and for the three and six months ended June 30, 2012 and 2011 and does not include unconsolidated affiliates:

Three Months Ended June 30, 2012
(dollars in thousands)	Core Portfolio	Opportunity Funds	Self- Storage Investments	Notes Receivable	Other	Amounts Eliminated in Consolidation	Total
Revenues	$17,003	$16,555	$6,350	$2,155	$6,140	$(5,777)	$42,426
Property operating expenses and real estate taxes	4,468	6,618	3,107	—	—	(745)	13,448
General and administrative	5,774	4,206	—	—	—	(4,763)	5,217
Income before depreciation and amortization and interest and other finance expense	$6,761	$5,731	$3,243	$2,155	$6,140	$(269)	$23,761
Depreciation and amortization	$4,495	$4,764	$1,138	$—	$—	$(250)	$10,147
Interest and other finance expense	$3,721	$4,018	$888	$—	$—	$120	$8,747
Real estate at cost	$632,084	$850,229	$215,367	$—	$—	$(16,323)	$1,681,357
Total assets	$750,634	$974,287	$192,194	$88,712	$—	$(151,563)	$1,854,264
Expenditures for redevelopment and improvements	$12,778	$8,216	$815	$—	$—	$(187)	$21,622
Acquisition of real estate	$50,689	$11,737	$—	$—	$—	$—	$62,426

Reconciliation to net income and net income attributable to Common Shareholders
Income before depreciation and amortization							$23,761
Other interest income							22
Depreciation and amortization							(10,147)
Equity in earnings of unconsolidated affiliates							4,591
Interest and other finance expense							(8,747)
Income tax provision							1,039
Income from discontinued operations							67
Gain on sale of property							2,668
Net income							11,176
Net (income) attributable to noncontrolling interests							(4,337)
Net income attributable to Common Shareholders							$6,839

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

12.	SEGMENT REPORTING (continued)

Three Months Ended June 30, 2011
(dollars in thousands)	Core Portfolio	Opportunity Funds	Self- Storage Investments	Notes Receivable	Other	Amounts Eliminated in Consolidation	Total
Revenues	$14,122	$14,104	$5,646	$3,370	$4,751	$(4,465)	$37,528
Property operating expenses and real estate taxes	4,173	4,829	3,498	—	—	(677)	11,823
General and administrative	6,058	2,523	—	—	—	(2,882)	5,699
Income before depreciation and amortization and interest and other finance expense	$3,891	$6,752	$2,148	$3,370	$4,751	$(906)	$20,006
Depreciation and amortization	$3,671	$3,857	$1,070	$—	$—	$(297)	$8,301
Interest and other finance expense	$4,144	$3,379	$874	$—	$—	$458	$8,855
Real estate at cost	$477,573	$739,844	$210,997	$—	$—	$(14,256)	$1,414,158
Total assets	$632,506	$841,713	$192,713	$45,457	$—	$(112,788)	$1,599,601
Expenditures for redevelopment and improvements	$3,323	$9,516	$1,671	$—	$—	$(632)	$13,878
Acquisition of real estate	$33,215	$31,600	$—	$—	$—	$—	$64,815

Reconciliation to net income and net income attributable to Common Shareholders
Income before depreciation and amortization							$20,006
Other interest income							80
Depreciation and amortization							(8,301)
Equity in earnings of unconsolidated affiliates							63
Interest and other finance expense							(8,855)
Income tax provision							233
Loss on debt extinguishment							(102)
Loss from discontinued operations							(6,193)
Gain on sale of property							28,576
Net income							25,041
Net loss attributable to noncontrolling interests							5,193
Net income attributable to Common Shareholders							$30,234

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

12.	SEGMENT REPORTING (continued)

Six Months Ended June 30, 2012
(dollars in thousands)	Core Portfolio	Opportunity Funds	Self- Storage Investments	Notes Receivable	Other	Amounts Eliminated in Consolidation	Total
Revenues	$32,279	$31,870	$12,447	$4,210	$11,799	$(11,004)	$81,601
Property operating expenses and real estate taxes	9,002	12,302	6,467	—	—	(1,529)	26,242
General and administrative	12,135	7,452	—	—	—	(8,437)	11,150
Income before depreciation, amortization and impairment	$11,142	$12,116	$5,980	$4,210	$11,799	$(1,038)	$44,209
Depreciation and amortization	$8,242	$9,195	$2,252	—	—	$(474)	$19,215
Interest and other finance expense	$7,074	$8,166	$1,764	—	—	329	$17,333
Real estate at cost	$632,084	$850,229	$215,367	—	—	$(16,323)	$1,681,357
Total assets	$750,634	$974,287	$192,194	$88,712	—	$(151,563)	$1,854,264
Expenditures for real estate and improvements	$19,984	$20,958	$1,654	—	—	$(891)	$41,705
Acquisition of real estate	$66,878	$44,237	$—	—	—	$—	$111,115

Reconciliation to net income and net income attributable to Common Shareholders
Income before depreciation and amortization							$44,209
Other interest income							76
Depreciation and amortization							(19,215)
Equity in earnings of unconsolidated affiliates							4,535
Interest and other finance expense							(17,333)
Income tax provision							1,234
Income from discontinued operations							293
Gain on sale of property							2,668
Net income							13,999
Net (income) attributable to noncontrolling interests							(3,150)
Net income attributable to Common Shareholders							$10,849

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

12.	SEGMENT REPORTING (continued)

Six Months Ended June 30, 2011
(dollars in thousands)	Core Portfolio	Opportunity Funds	Self- Storage Investments	Notes Receivable	Other	Amounts Eliminated in Consolidation	Total
Revenues	$28,541	$26,448	$10,981	$7,921	$11,225	$(10,323)	$74,793
Property operating expenses and real estate taxes	8,467	9,368	6,676	—	—	(1,122)	23,389
General and administrative	11,957	6,002	—	—	—	(6,570)	11,389
Income before depreciation and amortization	$8,117	$11,078	$4,305	$7,921	$11,225	$(2,631)	$40,015
Depreciation and amortization	$6,928	$7,328	$2,019	—	—	$(405)	$15,870
Interest and other finance expense	$8,350	$7,028	$1,953	—	—	427	$17,758
Real estate at cost	$477,573	$739,844	$210,997	—	—	$(14,256)	$1,414,158
Total assets	$632,506	$841,713	$192,713	$45,457	—	$(112,788)	$1,599,601
Expenditures for real estate and improvements	$4,708	$21,186	$2,116	—	—	$(907)	$27,103
Acquisition of real estate	$33,215	$31,600	$—	—	—	$—	$64,815

Reconciliation to net income and net income attributable to Common Shareholders
Income before depreciation and amortization							$40,015
Other interest income							114
Depreciation and amortization							(15,870)
Equity in losses of unconsolidated affiliates							(85)
Interest and other finance expense							(17,758)
Income tax provision							495
Gain on debt extinguishment							1,571
Loss from discontinued operations							(5,297)
Gain on sale of property							32,498
Net income							34,693
Net loss attributable to noncontrolling interests							4,964
Net income attributable to Common Shareholders							$39,657

13.	LONG-TERM INCENTIVE COMPENSATION

LONG-TERM INCENTIVE COMPENSATION

The Company maintains the 2006 Share Incentive Plan (the “Share Incentive Plan”). The 2003 share incentive plan was terminated upon the approval of the 2006 share incentive plan in May 2012.

On March 15, 2012, the Company issued a total of 279,611 LTIP Units and 1,358 Restricted Share Units to officers of the Company and 9,435 Restricted Share Units to other employees of the Company. Vesting with respect to these awards is generally recognized ratably over the five annual anniversaries following the issuance date. Vesting with respect to 17% of the awards issued to officers is also generally subject to achieving certain Company performance measures. Unvested LTIP Units provide for non-forfeitable rights to dividend equivalent payments (Note 2).

These awards were measured at their fair value as if they were vested on the grant date. Fair value was established as the market price of the Company's Common Shares as of the close of trading on the day preceding the grant date.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

13.	LONG-TERM INCENTIVE COMPENSATION (continued)

The total value of the above Restricted Share Units and LTIP Units as of the grant date was $6.4 million, of which $2.6 million was recognized in compensation expense during 2011 and $3.8 million will be recognized in compensation expense over the vesting period. Compensation expense of $0.2 million and $0.4 million has been recognized in the accompanying statements of income related to these awards for the three and six months ended June 30, 2012.

Total long-term incentive compensation expense, including the expense related to the above-mentioned plans, was $0.9 million and $1.4 million for the three months ended June 30, 2012 and 2011, respectively and $1.8 million and $2.2 million for the six months ended June 30, 2012 and 2011, respectively .

In 2009, the Company adopted the Long Term Investment Alignment Program (the “Program”) pursuant to which the Company may award units primarily to senior executives which would entitle them to receive up to 25% of any future Fund III Promote when and if such Promote is ultimately realized. The Company has awarded units representing 83% of the Program, which were determined to have no value at issuance or as of June 30, 2012. In accordance with ASC Topic 718, “Compensation - Stock Compensation,” compensation relating to these awards will be recorded based on the change in the estimated fair value at each reporting period.

14.    SUBSEQUENT EVENTS
During July 2012, the Company acquired 83 Spring Street, a 4,800 square foot single tenant property located in New York, New York for $11.5 million.
During July 2012, the Company closed on an additional $117.5 million of equity commitments for Fund IV with nine additional institutional investors. As of July 31, 2012, the Company has closed on a total of $465.1 million of Fund IV equity commitments with 17 institutional investors. The Operating Partnership's share of closed equity commitments totaled $100.0 million.
During July 2012, the Company entered into a contract to sell 125 Main Street, a Fund III property located in Westport, Connecticut for $33.5 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is based on our consolidated financial statements as of June 30, 2012 and 2011 and for the three and six months then ended. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

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

OVERVIEW
Our primary business objective is to acquire and manage commercial retail properties that will provide cash for distributions to shareholders while also creating the potential for capital appreciation to enhance investor returns. We focus on the following fundamentals to achieve this objective:

•
Own and operate a Core Portfolio of high-quality retail properties located primarily in high-barrier-to-entry, supply constrained, densely-populated metropolitan areas and create value through accretive redevelopment and re-anchoring activities coupled with the acquisition of high-quality assets that have the long-term potential to outperform the asset class as part of our Core asset acquisition and recycling initiative.

•
Generate additional external growth through an opportunistic yet disciplined acquisition program through our Opportunity Funds. We target transactions with high inherent opportunity for the creation of additional value through:

◦	value-add investments in high-quality urban and/or street retail properties with re-tenanting or repositioning opportunities,

◦	opportunistic acquisitions of well-located real estate anchored by distressed retailers or by motivated sellers and

◦	opportunistic purchases of debt which may include restructuring.

These may also include joint ventures with private equity investors for the purpose of making investments in operating retailers with significant embedded value in their real estate assets.

•	Maintain a strong and flexible balance sheet through conservative financial practices while ensuring access to sufficient capital to fund future growth.

As of June 30, 2012, we operated 91 properties, which we own or have an ownership interest in, within our Core Portfolio or within our Opportunity Funds. These properties consist of commercial properties, primarily neighborhood and community shopping centers, mixed-use properties with a retail component and self-storage properties. The properties we operate are located primarily along the East Coast and in Chicago.

•	Core Portfolio

◦
Our Core Portfolio consists of those properties either 100% owned, or partially owned through joint venture interests, by the Operating Partnership, or subsidiaries thereof, not including those properties owned through our Opportunity Funds. There are 57 properties in our Core Portfolio totaling approximately 5.0 million square feet. As of June 30, 2012, the Core Portfolio physical occupancy was 92.6%; leased occupancy was 94.6% including executed leases.

•	Opportunity Funds

◦	Fund I has three remaining properties comprising 97,500 square feet.

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

The majority of our operating income is derived from rental revenues from properties, including recoveries from tenants, offset by operating and overhead expenses. As our RCP Venture invests in operating companies, we consider these investments to be private-equity style, as opposed to solely real estate, investments. Since these are not generally traditional investments in operating rental real estate but investments in operating businesses, the Operating Partnership principally invests in these through a taxable REIT subsidiary (“TRS”).

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

RESULTS OF OPERATIONS
A discussion of the significant variances and primary factors contributing thereto within the results of operations are addressed below (where there were no significant variances in the tables, the information is presented without further discussion):

Comparison of the three months ended June 30, 2012 (“2012”) to the three months ended June 30, 2011 (“2011”)

Revenues	2012				2011
(dollars in millions)	Core Portfolio	Opportunity Funds	Self- Storage Investments	Notes Receivable and Other	Core Portfolio	Opportunity Funds	Self- Storage Investments	Notes Receivable and Other
Rental income	$13.9	$13.0	$5.8	$—	$11.1	$11.5	$5.2	$—
Interest income	—	—	—	2.1	—	—	—	3.4
Expense reimbursements	3.0	3.3	—	—	2.9	2.6	—	—
Management fee income (1)	—	—	—	0.4	—	—	—	0.3
Other	—	0.3	0.6	—	0.1	—	0.4	—
Total revenues	$16.9	$16.6	$6.4	$2.5	$14.1	$14.1	$5.6	$3.7

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

Rental income in the Core Portfolio increased $2.8 million primarily as a result of additional rents of (i) $1.3 million following the acquisitions of River Street and Putnam Avenue in Cambridge, 28 Jericho Turnpike and five Chicago street retail properties ("2012 Core Acquisitions"), (ii) $0.9 million following the acquisitions of West Diversey, 15 Mercer Street, 4401 White Plains Road and six Chicago street retail properties ("2011 Core Acquisitions") and (iii) $0.4 million as a result of re-anchoring and leasing activities at the Bloomfield Town Square and 2914 Third Avenue ("Core Redevelopment Properties"). Rental income in the Opportunity Funds increased from additional rents of (i) $0.7 million following the acquisitions of 640 Broadway and Lincoln Park Centre ("2012 Fund Acquisitions"), (ii) $0.4 million following the acquisitions of The Heritage Shops at Millennium Park, 654 Broadway and New Hyde Park Shopping Center (“2011 Fund Acquisitions”) as well as (iii) Canarsie Plaza, Fordham Place and 125 Main Street of $0.5 million for leases that commenced during 2011 and 2012 (“Fund Redevelopment Properties”).

Interest income in Notes Receivable and Other decreased primarily as a result of the full repayment of two notes during 2011 partially offset by new notes/mezzanine investments originated during 2012.

Operating Expenses	2012				2011
(dollars in millions)	Core Portfolio	Opportunity Funds	Self- Storage Investments	Notes Receivable and Other	Core Portfolio	Opportunity Funds	Self- Storage Investments	Notes Receivable and Other
Property operating	$1.8	$3.0	$2.8	$(0.7)	$2.0	$3.0	$2.8	$(0.7)
Other operating	0.3	1.0	—	—	—	0.1	—	—
Real estate taxes	2.4	2.6	0.3	—	2.1	1.8	0.7	—
General and administrative	5.8	4.2	—	(4.8)	6.1	2.5	—	(2.9)
Depreciation and amortization	4.5	4.8	1.1	(0.3)	3.7	3.8	1.1	(0.3)
Total operating expenses	$14.8	$15.6	$4.2	$(5.8)	$13.9	$11.2	$4.6	$(3.9)

The increase in general and administrative expense in the Opportunity Funds related to the increase in Promote expense attributable to Fund I. The decrease in general and administrative expense in Notes Receivable and Other related to the increase in Fund I Promote expense eliminated for financial statement presentation purposes.

Depreciation and amortization expense in the Opportunity Funds increased $0.9 million due to the Fund Redevelopment Properties and the 2012 and 2011 Fund Acquisitions.

Other	2012				2011
(dollars in millions)	Core Portfolio	Opportunity Funds	Self- Storage Investments	Notes Receivable and Other	Core Portfolio	Opportunity Funds	Self- Storage Investments	Notes Receivable and Other
Equity in earnings (losses) of unconsolidated affiliates	$(0.1)	$5.3	$(0.6)	$—	$0.2	$0.6	$(0.7)	$—
Other interest income	—	—	—	—	—	—	—	0.1
Loss on debt extinguishment	—	—	—	—	(0.1)	—	—	—
Interest and other finance expense	(3.7)	(4.0)	(0.9)	(0.1)	(4.1)	(3.4)	(0.9)	(0.4)
Income tax (benefit) provision	(1.2)	0.2	—	—	(0.4)	0.2	—	—
Income from discontinued operations	—	—	—	2.7	—	—	—	22.4
Net (income) loss attributable to noncontrolling interests -
- Continuing operations	—	(1.9)	—	—	—	1.6	—	—
- Discontinued operations	—	—	—	(2.4)	—	—	—	3.6

Equity in earnings (losses) of unconsolidated affiliates in the Opportunity Funds increased primarily as a result of our share of the $3.4 million gain on sale of the Shop Rite at Orchard Center property as well as an increase of $2.3 in distributions in excess of basis from our Albertson's investment during 2012.

Income from discontinued operations represents activity related to property sales in 2012 and 2011. Reference is made to Note 4 in the Notes to Consolidated Financial Statements in Part 1, Item 1 in this Form 10-Q for a discussion of the Company's 2012 and 2011 dispositions.

Net (income) loss attributable to noncontrolling interests - Continuing operations and Discontinued operations primarily represents the noncontrolling interests' share of all the Opportunity Funds variances discussed above.

Comparison of the six months ended June 30, 2012 (“2012”) to the six months ended June 30, 2011 (“2011”)

Revenues	2012				2011
(dollars in millions)	Core Portfolio	Opportunity Funds	Self- Storage Investments	Notes Receivable and Other	Core Portfolio	Opportunity Funds	Self- Storage Investments	Notes Receivable and Other
Rental income	$26.6	$25.1	$11.4	$—	$22.4	$21.4	$10.2	$—
Interest income	—	—	—	4.1	—	—	—	7.9
Expense reimbursements	5.7	6.4	—	—	5.8	5.0	—	—
Management fee income (1)	—	—	—	0.9	—	—	—	0.9
Other	—	0.3	1.1	—	0.4	—	0.8	—
Total revenues	$32.3	$31.8	$12.5	$5.0	$28.6	$26.4	$11.0	$8.8

See Note (1) on page 26.

Rental income in the Core Portfolio increased $4.2 million primarily as a result of additional rents of (i) $1.6 million following the 2012 Core Acquisitions, (ii) $2.0 million following the 2011 Core Acquisitions and (iii) $0.5 million as a result the Core Redevelopment Properties. Rental income in the Opportunity Funds increased from additional rents of (i) $0.8 million following the 2012 Fund Acquisitions, (ii) $1.4 million following the 2011 Fund Acquisitions as well as (iii) $1.5 million from the Fund Redevelopment Properties. Rental income in the Self Storage Investments increased $1.2 million as a result of increased occupancy and rental rates throughout the Storage Portfolio.

Interest income in Notes Receivable and Other decreased primarily as a result of the variances discussed for the three months ended June 30, 2012 and 2011.

Expense reimbursements in the Opportunity Funds increased for both real estate taxes and common area maintenance ("CAM") as a result of the Fund Redevelopment Properties and the 2012 and 2011 Fund Acquisitions.

Operating Expenses	2012				2011
(dollars in millions)	Core Portfolio	Opportunity Funds	Self- Storage Investments	Notes Receivable and Other	Core Portfolio	Opportunity Funds	Self- Storage Investments	Notes Receivable and Other
Property operating	$3.6	$6.0	$5.6	$(1.4)	$4.4	$5.9	$5.3	$(1.1)
Other operating	0.8	1.6	—	(0.1)	—	0.1	—	—
Real estate taxes	4.6	4.7	0.8	—	4.1	3.3	1.4	—
General and administrative	12.1	7.5	—	(8.4)	12.0	6.0	—	(6.6)
Depreciation and amortization	8.2	9.2	2.3	(0.5)	6.9	7.3	2.0	(0.4)
Total operating expenses	$29.3	$29.0	$8.7	$(10.4)	$27.4	$22.6	$8.7	$(8.1)

Other operating expense in the Opportunity Funds increased as a result of acquisition costs related to the 2012 Fund Acquisitions.

Real estate tax expense in the Opportunity Funds increased as a result of the Fund Redevelopment Properties and the 2012 and 2011 Fund Acquisitions.

The increase in general and administrative expense in the Opportunity Funds related to the variances discussed for the three months ended June 30, 2012 and 2011.
Core Portfolio depreciation and amortization increased primarily as a result of the 2012 and 2011 Core Acquisitions. Depreciation and amortization expense in the Opportunity Funds increased $1.9 million due to the Fund Redevelopment Properties and the 2012 and 2011 Fund Acquisitions.

Other	2012				2011
(dollars in millions)	Core Portfolio	Opportunity Funds	Self- Storage Investments	Notes Receivable and Other	Core Portfolio	Opportunity Funds	Self- Storage Investments	Notes Receivable and Other
Equity in earnings (losses) of unconsolidated affiliates	$0.2	$5.8	$(1.5)	$—	$0.4	$1.0	$(1.5)	$—
Other interest income	—	—	—	0.1	—	—	—	0.1
Loss on debt extinguishment	—	—	—	—	1.6	—	—	—
Interest and other finance expense	(7.1)	(8.2)	(1.7)	(0.3)	(8.3)	(7.0)	(2.0)	(0.4)
Income tax (benefit) provision	(1.8)	—	0.6	—	(0.9)	0.4	—	—
Income from discontinued operations	—	—	—	3.0	—	—	—	27.2
Net (income) loss attributable to noncontrolling interests -
- Continuing operations	—	(0.6)	—	—	(0.5)	5.4	—	—
- Discontinued operations	—	—	—	(2.6)	—	—	—	0.1

Equity in earnings (losses) of unconsolidated affiliates in the Opportunity Funds increased primarily as a result of the variances mentioned in the three months ended June 30, 2012 and 2011.

The $1.6 million gain on extinguishment of debt in the Core Portfolio was attributable to the purchase of mortgage debt at a discount during 2011.

Interest expense in the Core Portfolio decreased $1.2 million in 2012 primarily as a result of the purchase of the Company's Convertible Notes in 2011. Interest expense in the Opportunity Funds increased $1.2 million in 2012 which was primarily attributable to higher average interest rates in 2012 resulting in an increase of $1.9 million. This was partially offset by a decrease of $0.8 million due to a decrease in average outstanding borrowings in 2012.

The variance in the income tax provision in the Core Portfolio related to income taxes at the TRS level from additional transactional fee income and our pro-rata share of income from our Albertson's investment in 2012.

Income from discontinued operations represents activity related to property sales in 2012 and 2011. Reference is made to Note 4 in the Notes to Consolidated Financial Statements in Part 1, Item 1 in this Form 10-Q for a discussion of the Company's 2012 and 2011 dispositions.

Net (income) loss attributable to noncontrolling interests - Continuing Operations and Discontinued Operations primarily represents the noncontrolling interests' share of all the Opportunity Funds variances discussed above.

CORE PORTFOLIO

The following discussion of net property operating income ("NOI") and rent spreads on new and renewal leases includes both consolidated and our pro-rata share of unconsolidated properties within our Core Portfolio. Our Opportunity Funds invest primarily in properties that typically require significant leasing and redevelopment. Given that the Opportunity Funds are finite-life investment vehicles, these properties are sold following stabilization. As a result, we believe NOI and rent spreads are not meaningful measures for our Opportunity Fund investments.

NOI represents property-related revenues less property expenses. We consider NOI and rent spreads on new and renewal leases for our Core Portfolio to be appropriate supplemental disclosures of portfolio operating performance due to their widespread acceptance and use within the REIT investor and analyst communities. NOI and rent spreads on new and renewal leases are presented to assist investors in analyzing our property performance, however, our method of calculating these may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs.

Net Property Operating Income

NOI is determined as follows:

Reconciliation of Operating Income to NOI - Core Portfolio
(dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating Income	$13.6	$11.7	$25.0	$24.1
Add back:
General and administrative	5.2	5.7	11.2	11.4
Depreciation and amortization	10.1	8.3	19.2	15.9
Less:
Management fee income	(0.4)	(0.3)	(0.9)	(0.9)
Mortgage interest income	(2.0)	(3.4)	(4.1)	(7.9)
Straight-line rent and other adjustments	(2.8)	(3.4)	(5.0)	(5.2)
Consolidated NOI	23.7	18.6	45.4	37.4

Noncontrolling interest in NOI	(7.0)	(5.3)	(13.6)	(10.8)
Operating Partnership's interest in Opportunity Funds	(3.2)	(2.3)	(6.3)	(3.9)
NOI - Core Portfolio	$13.5	$11.0	$25.5	$22.7

Same Store NOI includes properties that we owned for both the current and prior periods presented, but excludes those properties which we acquired, expect to sell/sold or redeveloped during these periods. The following table summarizes Same Store NOI for our Core Portfolio for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2012	2011	2012	2011
NOI	$13.5	$11.0	$25.5	$22.7
Less properties excluded from Same Store NOI	(3.0)	(1.0)	(5.1)	(2.4)
Same Store NOI	$10.5	$10.0	$20.4	$20.3

Percent change from historic period	4.9%		0.2%

Components of Same Store NOI
Same Store Revenues	$14.5	$14.3	$28.6	$29.2
Same Store Operating Expenses	4.0	4.3	8.2	8.9
Same Store NOI	$10.5	$10.0	$20.4	$20.3

Rent Spreads on Core Portfolio New and Renewal Leases

Following is a summary of rent spreads on new and renewal leases based on leases executed within our Core Portfolio for the three and six months ended June 30, 2012:

	Three Months Ended		Six Months Ended
	June 30, 2012		June 30, 2012
Core Portfolio New and Renewal Leases	Cash Basis	Straight-Line Basis	Cash Basis	Straight-Line Basis
Number of new and renewal leases executed	12	12	27	27
Gross leasable area commencing	77,626	77,626	180,844	180,844
New base rent (2)	$15.71	$15.98	$14.84	$15.50
Expiring base rent (2)	$17.02	$16.31	$15.10	$14.42
Percent growth in base rent	(7.7)%	(2.0)%	(1.7)%	7.4%
Average cost per square foot (1)	$8.19	$8.19	$4.96	$4.96
Weighted average lease term (years)	3.8	3.8	4.1	4.1
Notes:
(1) The average cost per square foot includes tenant improvement costs, leasing commissions and tenant allowances.
(2) Includes contractual rental escalations, abated rent and lease incentives.

SELF-STORAGE PORTFOLIO
We, through Funds II and III, own a portfolio of fourteen self-storage properties, with 1.1 million of net rentable square feet, located throughout New York and New Jersey. We derive revenues principally from rents received from our customers that rent units at our self-storage facilities under month-to-month leases. Therefore, our operating results depend on our ability to retain our existing customers and lease our available self-storage units to new customers while maintaining and, where possible, increasing the rent we charge.
As of June 30, 2012, the self-storage portfolio was, in the aggregate, 91.6% occupied. For the three months ended June 30, 2012, we had storage unit move-ins of 2,716 and storage unit move-outs of 2,094, out of a total of approximately 16,000 storage units.
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

We consider FFO to be an appropriate supplemental disclosure of operating performance for an equity REIT due to its widespread acceptance and use within the REIT and analyst communities. FFO is presented to assist investors in analyzing our performance. It is helpful as it excludes various items included in net income that are not indicative of the operating performance, such as gains (losses) from sales of depreciated property, depreciation and amortization, and impairment of depreciable real estate. However, our method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO does not represent cash generated from operations as defined by GAAP and is not indicative of cash available to fund all cash needs, including distributions. FFO should not be considered as an alternative to net income for the purpose of evaluating our performance or to cash flows as a measure of liquidity.

The reconciliation of net income to FFO for the three and six months ended June 30, 2012 and 2011 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(amounts in millions, except per share amounts)	2012	2011	2012	2011
Funds From Operations
Net income attributable to Common Shareholders	$6.8	$30.2	$10.8	$39.7
Depreciation of real estate and amortization of leasing costs (net of noncontrolling interests’ share)
Consolidated affiliates	5.7	4.6	10.5	9.0
Unconsolidated affiliates	0.4	0.4	0.8	0.7
Gain on sale (net of noncontrolling interests’ share)
Consolidated affiliates	(0.2)	(28.6)	(0.2)	(29.3)
Unconsolidated affiliates	(0.6)	—	(0.6)	—
Impairment of asset	—	2.6	—	2.6
Income attributable to noncontrolling interests’ in Operating Partnership	0.1	0.4	0.2	0.5
Funds from operations	$12.2	$9.6	$21.5	$23.2
Funds From Operations per Share - Diluted
Weighted average number of Common Shares and OP Units	45.3	41.1	44.6	41.1
Diluted funds from operations, per share	$0.27	$0.23	$0.48	$0.56

USES OF LIQUIDITY

Our principal uses of liquidity are (i) distributions to our shareholders, OP unit holders and LTIP Unit holders, (ii) investments which include the funding of our capital committed to the Core Portfolio and property acquisitions and redevelopment/re-tenanting activities within our Opportunity Funds, and (iii) debt service and loan repayments.

Distributions

In order to qualify as a REIT for Federal income tax purposes, we must currently distribute at least 90% of our taxable income to our shareholders. For the three and six months ended June 30, 2012, we paid dividends and distributions on our Common Shares, Common OP Units and LTIP Unit holders totaling $8.1 million and $16.0 million, respectively.

Investments

Fund I and Mervyns I

During 2001, we formed a limited partnership, Fund I, and in 2004 formed a limited liability company, Mervyns I, with four institutional investors with $90.0 million, in the aggregate, of committed discretionary capital. As of June 30, 2012, $86.6 million has been invested in Fund I and Mervyns I, of which the Operating Partnership contributed $19.2 million. Fund I and Mervyns I have returned all invested capital and accumulated preferred return thus triggering our Promote in all future Fund I and Mervyns I earnings and distributions.

Fund I currently has ownership interests in three assets comprising 97,500 square feet.

Reference is made to Note 5 in the Notes to Consolidated Financial Statements in Part 1, Item 1 in this Form 10-Q for a discussion of RCP investments made by Mervyns I to date.

Fund II and Mervyns II

During 2004, we, along with the same investors in Fund I and two new institutional investors, formed Fund II, and Mervyns II with $300.0 million, in the aggregate, of committed discretionary capital. Fund II's primary investment focus has been in the New York Urban Infill Redevelopment Initiative and the RCP Venture which are discussed below. As of June 30, 2012, a total of $282.2 million has been invested in Fund II and Mervyns II, of which the Operating Partnership contributed $56.4 million. The remaining capital contribution balance of $17.8 million is expected to be utilized to complete development activities for existing Fund II investments.

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

To date, Fund II has invested in nine New York Urban Infill Redevelopment construction projects, eight of which were made through Acadia Urban Development, as follows:

				Redevelopment (dollars in millions)
Property	Location	Year acquired	Costs to date (4)	Anticipated additional costs (4)	Estimated construction completion	Square feet upon completion	Cost per square foot (4)
Liberty Avenue (1)	Queens	2005	$16.0	$—	Completed	125,000	$128
216th Street	Manhattan	2005	27.7	—	Completed	60,000	462
Fordham Place	Bronx	2004	133.1	2.6	Completed	262,000	518
Pelham Manor Shopping Center (1)	Westchester	2004	63.6	0.5	Completed	320,000	200
161st Street (2)	Bronx	2005	67.4	3.5	TBD	232,000	306
Atlantic Avenue (3)	Brooklyn	2007	22.6	—	Completed	110,000	205
Canarsie Plaza	Brooklyn	2007	92.0	—	Completed	274,000	336
CityPoint (1)	Brooklyn	2007	117.5	132.5 - 222.5	TBD	685,000 - 710,000	365 - 479
Sherman Plaza	Manhattan	2005	34.5	TBD	TBD	TBD
Total			$574.4
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

Fund III

During 2007, we formed Fund III with 14 institutional investors, including all of the investors from Fund I and a majority of the investors from Fund II with $502.5 million of committed discretionary capital. As of June 30, 2012 a total of $341.0 million has been invested in Fund III, of which the Operating Partnership contributed $67.9 million.

New York Urban Infill Redevelopment Initiative

Fund III has invested in one New York Urban Infill Redevelopment and a main street retail redevelopment in Westport, Connecticut as follows:

				Redevelopment (dollars in millions)
Property	Location	Year acquired	Costs to date (1)	Anticipated additional costs (1)	Estimated construction completion	Square feet upon completion	Cost per square foot (1)
Sheepshead Bay	Brooklyn, NY	2007	$22.8	TBD	TBD	TBD
125 Main Street (2)	Westport, CT	2007	24.9	—	Completed	27,000	$922
Total			$47.7	$—		27,000
Notes:
TBD - To be determined. Due to the ongoing planning and design of the project, the completion date is indeterminable at this time.
(1) Costs to date, anticipated additional costs and cost per square foot include leasing costs.
(2) During July 2012, we entered into a contract to sell this property for $33.5 million.

Other Fund III Investments

During April 2012, Fund III acquired a loan, collateralized by a property, for $18.5 million.

Fund III currently owns, or has ownership interests in, the following 20 assets comprising approximately 2.5 million square feet as follows:

(dollars in millions)
Property	Location	Date Acquired	Purchase Price	GLA
Lincoln Park Centre	Chicago, IL	April 2012	$31.5	62,700
640 Broadway	New York, NY	February 2012	16.3	45,700
New Hyde Park Shopping Center	New Hyde Park, NY	December 2011	11.2	31,500
654 Broadway	New York, NY	December 2011	13.7	18,700
Parkway Crossing	Baltimore, MD	December 2011	21.6	260,000
The Heritage Shops at Millennium Park	Chicago, IL	April 2011	31.6	105,000
Lincoln Road	South Miami Beach, FL	February 2011	51.9	61,400
White City Shopping Center	Shrewsbury, MA	December 2010	56.0	225,200
Cortlandt Towne Center	Westchester Co. NY	January 2009	78.0	642,000
Self-storage Portfolio (11 locations)	Various NY and NJ locations	February 2008	174.0	1,124,000
Total			$485.8	2,576,200

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

Core Portfolio Property Acquisitions, Redevelopment and Expansion

During the seven months ended July 31, 2012, we acquired ten properties for an aggregate purchase price of $122.7 million. Reference is made to Note 4 and to Note 14 in the Notes to Consolidated Financial Statements in Part 1, Item 1 in this Form 10-Q for a discussion of these investments.

In addition, during 2011, we entered into purchase and sale agreements with unaffiliated sellers to acquire nine properties with an aggregate purchase price of $44.1 million. We anticipate assuming debt totaling $16.6 million, utilizing existing cash on hand, and issuing OP Units in connection with these acquisitions. The completion of these transactions are subject to customary closing conditions, and, as such, no assurance can be given that we will successfully complete these transactions.
Our Core Portfolio redevelopment and re-anchoring programs focus on selecting well-located urban/street retail locations and suburban shopping centers and creating significant value through re-tenanting and property redevelopment. During 2011, we initiated the re-anchoring of three properties, the Bloomfield Town Square and two former A&P supermarket anchors located at our Crossroads Shopping Center and The Branch Plaza. As of June 30, 2012, the Bloomfield Town Square re-anchoring was completed. Costs associated with this re-anchoring totaled $7.8 million. The total re-anchoring costs associated with the two former A&P supermarket locations are estimated to range between $6.0 million and $8.0 million.
Share Repurchase

We have an existing share repurchase program that authorizes management, at its discretion, to repurchase up to $20.0 million of our outstanding Common Shares. The program may be discontinued or extended at any time and there is no assurance that we will purchase the full amount authorized. Under this program we have repurchased 2.1 million Common Shares, none of which were repurchased after December 2001. As of June 30, 2012, management may cause the Company to repurchase up to approximately $7.5 million of our outstanding Common Shares under this program.

SOURCES OF LIQUIDITY

We intend on using Fund IV, as well as new funds that we may establish in the future, as the primary vehicles for our future acquisitions. Additional sources of capital for funding property acquisitions, redevelopment, expansion and re-tenanting are expected to be obtained primarily from (i) the issuance of public equity or debt instruments, (ii) cash on hand and cash flow from operating activities, (iii) additional debt financings, (iv) noncontrolling interests' unfunded capital commitments of $129.3 million for Fund III, (v) noncontrolling interests' unfunded capital commitments of $365.1 million for Fund IV and (vi) future sales of existing properties.

During the first six months of 2012, Fund III received capital contributions of $114.3 million to fund acquisitions and to pay down a portion of Fund III's credit facility.

Effective May 16, 2012, the Company formed Acadia Strategic Opportunity Fund IV LLC (“Fund IV”). As of July 31, 2012, the Company has closed on a total of $465.1 million of equity commitments with 17 institutional investors. The Operating Partnership's share of closed equity commitments totaled $100.0 million. Fund IV is expected to ultimately range between $500.0 million to $550.0 million of total equity.

As of June 30, 2012, we had approximately $59.9 million of additional capacity under existing debt facilities and cash and cash equivalents of $66.5 million.

Shelf Registration Statements and Issuance of Equity

During April 2012, we filed a new shelf registration on Form S-3 providing for offerings of up to a total of $500.0 million of Common Shares, Preferred Shares, debt securities and other securities. We have remaining capacity under this registration statement to issue up to approximately $393 million of these securities.

During January 2012, we established an at-the-market ("ATM") equity program with an aggregate offering of up to $75.0 million in Common Shares. From inception through August 8, 2012, we issued 3.3 million Common Shares through the ATM program which generated net proceeds of $73.4 million. The net proceeds have been used primarily to fund acquisitions directly in the Core Portfolio and through our capital contributions to the Opportunity Funds.

Asset Sales

Asset sales are an additional source of liquidity for us. During June 2012, Fund I sold Tarrytown Centre, a 35,000 square foot shopping center, located in Westchester, New York, for $12.8 million. We earned $0.6 million of Promote income in connection with this transaction. Also during June 2012, Fund III sold an unconsolidated affiliate, the Shop Rite at Orchard Center, a 64,600 square foot shopping center, located in Silver Spring, Maryland, for $13.8 million. During July 2012, we entered into a contract to sell 125 Main Street, a Fund III property located in Westport, Connecticut for $33.5 million.

Financing and Debt

As of June 30, 2012, mortgage and convertible notes payable aggregated $854.9 million, net of unamortized discount of 0.5 million, and the mortgages were collateralized by 39 properties and related tenant leases. Interest rates on our outstanding mortgage indebtedness and convertible notes payable ranged from 1.50% to 7.34% with maturities that ranged from September 2012 to November 2032. Taking into consideration $134.2 million of notional principal under variable to fixed-rate swap agreements currently in effect, $439.2 million of the mortgage and convertible notes payable, or 51.4%, was fixed at a 4.82% weighted average interest rate and $415.7 million, or 48.6% was floating at a 4.04% weighted average interest rate as of June 30, 2012. There is $179.7 million of debt maturing in 2012 at a weighted average interest rate of 3.74%. Of this amount, $4.3 million represents scheduled annual amortization. As it relates to the remaining maturities in 2012, we may not have sufficient cash on hand to repay such indebtedness, and, therefore, we expect to refinance at least a portion of this indebtedness or select other alternatives based on market conditions as these loans mature.

Reference is made to Note 8 in the Notes to Consolidated Financial Statements in Part 1, Item 1 in this Form 10-Q for an overview of transactions related to mortgage loans, bond financing and credit facilities during the six months ended June 30, 2012.

The following table sets forth certain information pertaining to our secured credit facilities:

(dollars in millions) Borrower	Total amount of credit facility	Amount borrowed as of December 31, 2011	Net borrowings (repayments) during the six months ended June 30, 2012	Amount borrowed as of June 30, 2012	Letters of credit outstanding as of June 30, 2012	Amount available under credit facilities as of June 30, 2012
Acadia Realty, LP	$64.5	$1.0	$(1.0)	$—	$4.6	$59.9
Fund II	40.0	40.0	(7.6)	32.4	—	7.6
Fund III	88.0	136.1	(53.2)	82.9	—	5.1
Total	$192.5	$177.1	$(61.8)	$115.3	$4.6	$72.6

The following table summarizes the Company’s mortgage and other secured indebtedness as of June 30, 2012 and December 31, 2011:

(dollars in millions)
Description of Debt and Collateral	June 30, 2012	December 31, 2011	Interest rate at 6/30/12	Maturity	Payment Terms
Mortgage notes payable – variable-rate
Liberty Avenue	$9.3	$9.4	3.50% (LIBOR+3.25%)	9/1/2012	Interest only monthly
Fordham Place	83.7	84.2	Greater of 5.00% or 3.75% (LIBOR+3.5%)	9/30/2012	Monthly principal and interest
161st Street	28.9	28.9	6.25% (LIBOR+6.00%)	4/1/2013	Interest only monthly
CityPoint	20.7	20.7	2.75% (LIBOR+2.50%)	8/12/2013	Interest only monthly
Six self-storage properties	42.0	42.0	Greater of 4.65% or 4.40% (LIBOR+4.15%)	8/31/2013	Interest only monthly until 10/12; monthly principal and interest thereafter
Pelham Manor	34.0	34.0	3.00% (LIBOR+2.75%)	12/1/2013	Monthly principal and interest
125 Main Street, Westport	12.5	12.5	2.60% (LIBOR+2.35%)	9/30/2014	Interest only monthly
Branch Shopping Plaza	12.6	12.8	2.50% (LIBOR+2.25%)	9/30/2014	Monthly principal and interest
Canarsie Plaza	69.4	56.5	2.50% (LIBOR+2.25%)	5/1/2015	Interest only monthly
640 Broadway	22.8	—	3.20% (LIBOR+2.95%)	7/1/2015	Interest only monthly until 7/14; monthly principal and interest thereafter
Cortlandt Towne Center	50.0	50.0	2.15% (LIBOR+1.90%)	10/26/2015	Interest only monthly
Cortlandt Towne Center	23.9	—	2.55% (LIBOR+2.30%)	10/26/2015	Interest only monthly
Village Commons Shopping Center	9.3	9.3	1.65% (LIBOR+1.40%)	6/30/2018	Monthly principal and interest
West Diversey	15.5	—	2.15% (LIBOR+1.90%)	4/27/2019	Monthly principal and interest
Sub-total mortgage notes payable	434.6	360.3
Secured credit facilities – variable-rate:
Six Core Portfolio properties	—	1.0	1.50% (LIBOR+1.25%)	12/1/2012	Annual principal and monthly interest
Fund III revolving subscription line of credit (2)	82.9	136.1	2.50% (LIBOR+2.25%)	10/10/2012	Interest only monthly
Fund II term loan	32.4	40.0	3.15% (LIBOR+2.90%)	12/22/2014	Interest only monthly
Sub-total secured credit facilities	115.3	177.1
Interest rate swaps (1)	(134.2)	(57.0)
Total variable-rate debt	415.7	480.4

(dollars in millions)
Description of Debt and Collateral	June 30, 2012	December 31, 2011	Interest rate at 6/30/12	Maturity	Payment Terms
Mortgage notes payable – fixed-rate
Lincoln Park Centre	19.7	—	5.85%	12/1/2013	Monthly principal and interest
Clark Diversey	4.4	4.5	6.35%	7/1/2014	Monthly principal and interest
New Loudon Center	13.8	13.9	5.64%	9/6/2014	Monthly principal and interest
CityPoint	20.0	20.0	7.25%	11/1/2014	Interest only quarterly
Crescent Plaza	17.2	17.3	4.98%	9/6/2015	Monthly principal and interest
Pacesetter Park Shopping Center	11.8	11.9	5.12%	11/6/2015	Monthly principal and interest
Elmwood Park Shopping Center	33.5	33.7	5.53%	1/1/2016	Monthly principal and interest
Chicago Portfolio	14.4	—	5.62%	2/1/2016	Monthly principal and interest
Chicago Portfolio	1.5	—	5.55%	2/1/2016	Monthly principal and interest
The Gateway Shopping Center	20.2	20.3	5.44%	3/1/2016	Monthly principal and interest
River St. & Putnam Avenue	7.0	—	6.26%	5/1/2016	Monthly principal and interest
River St. & Putnam Avenue	4.3	—	3.68%	5/1/2016	Monthly principal and interest
Walnut Hill Plaza	23.3	23.5	6.06%	10/1/2016	Monthly principal and interest
Brentwood Shopping Center	16.5	—	6.35%	12/1/2016	Monthly principal and interest
239 Greenwich Avenue	26.0	26.0	5.42%	2/11/2017	Interest only monthly
Merrillville Plaza	26.2	26.2	5.88%	8/1/2017	Interest only monthly until 7/12; monthly principal and interest thereafter
216th Street	25.5	25.5	5.80%	10/1/2017	Interest only monthly
Atlantic Avenue	11.5	11.5	7.34%	1/1/2020	Interest only upon drawdown on construction loan until 1/15; monthly principal and interest thereafter
A&P Shopping Plaza	7.8	7.9	6.40%	11/1/2032	Monthly principal and interest
Interest rate swaps (1)	134.2	57.0	4.57%
Total fixed-rate debt	438.8	299.2
Unamortized premium	(0.5)	—
Total	$854.0	$779.6
(1) Represents the amount of the Company's variable-rate debt that has been fixed through certain cash flow hedge transactions. (Note 7).
(2) The Fund III revolving subscription line of credit is secured by unfunded investor capital commitments.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

At June 30, 2012, maturities on our mortgage notes payable and convertible notes payable ranged from September 2012 to November 2032. In addition, we have non-cancelable ground leases at nine of our shopping centers. We also lease space for our corporate headquarters for a term expiring in 2015. The following table summarizes our debt maturities, obligations under non-cancelable operating leases and construction contracts as of June 30, 2012:

(dollars in millions)	Payments due by period
Contractual obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Future debt maturities	$854.9	$212.7	$287.4	$265.2	$89.6
Interest obligations on debt	113.3	33.5	48.9	22.0	8.9
Operating lease obligations	159.7	5.0	9.8	8.3	136.6
Construction commitments	31.4	31.4	—	—	—
Total	$1,159.3	$282.6	$346.1	$295.5	$235.1

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

Reference is made to Note 5 in the Notes to Consolidated Financial Statements in Part 1, Item 1 in this Form 10-Q for a discussion of our unconsolidated investments. Our pro-rata share of unconsolidated debt related to these investments is as follows:

(dollars in millions)	Pro-rata share of mortgage debt	Interest rate as of
Investment	Operating Partnership	June 30, 2012	Maturity Date
Crossroads	$29.3	5.37%	December 2014
Brandywine Portfolio	36.9	5.99%	July 2016
White City Shopping Center	6.5	2.85%	December 2017
Lincoln Road	3.8	6.14%	August 2014
Georgetown Portfolio	5.0	5.12%	October 2012 - May 2021
Parkway Crossing	2.5	2.45%	January 2015
Total	$84.0

In addition, we have arranged for the provision of one separate letter of credit in connection with certain leases and investments. As of June 30, 2012, there was no outstanding balance under the letter of credit. If the letter of credit was fully drawn, the maximum amount of our exposure would be $4.6 million.

In addition to our derivative financial instruments, one of our unconsolidated affiliates is a party to two separate interest rate LIBOR swaps with a notional value of $29.3 million, which effectively fix the interest rate at 5.54% and expire in December 2017. Our pro-rata share of the fair value of the derivative liabilities totaled $0.5 million at June 30, 2012.

HISTORICAL CASH FLOW

The following table compares the historical cash flow for the six months ended June 30, 2012 (“2012”) with the cash flow for the six months ended June 30, 2011 (“2011”):

	Six Months Ended June 30,
(dollars in millions)	2012	2011	Change
Net cash provided by operating activities	$33.1	$20.2	$12.9
Net cash used in investing activities	(167.6)	(45.0)	(122.6)
Net cash provided by financing activities	111.2	53.0	58.2
Total	$(23.3)	$28.2	$(51.5)

A discussion of the significant changes in cash flow for 2012 compared to 2011 is as follows:

The increase of $12.9 million in net cash provided by operating activities primarily resulted from the following:

Items which contributed to an increase in cash from operating activities:

•	Additional rents received from 2012 and 2011 Core and Fund Property Acquisitions and Redevelopment Properties

•	Additional cash used of $3.3 million during 2011 for income taxes related to our taxable REIT subsidiaries

•	Additional funding of loan escrow accounts during 2011

The increase of $122.6 million in net cash used in investing activities primarily resulted from the following:

Items which contributed to an decrease in cash from investing activities:

•	An increase of $46.3 million used in 2012 for the acquisition of real estate

•	An increase of $30.7 million in additional advances of notes receivable during 2012

•	An increase of $14.6 million in expenditures for redevelopment and tenant installations during 2012

•	A decrease of $45.9 million from the collection of notes receivable during 2012

•	A decrease of $31.7 million in proceeds from the sale of properties in 2012

Items which contributed to an increase in cash from investing activities:

•	A decrease of $38.1 million in investments and advances to unconsolidated affiliates in 2012 primarily related to the acquisitions of Lincoln Road and the Shop Rite at Orchard Center during 2011

•	An increase of $8.5 million in return of capital from unconsolidated affiliates in 2012

The $58.2 million increase in net cash provided by financing activities resulted primarily from the following:

Items which contributed to an increase in cash from financing activities:

•	An additional $64.4 million of contributions from noncontrolling interests during 2012

•	An additional $61.1 million of net proceeds from the issuance of Common Shares in connection with our ATM

•	An additional $28.4 million in proceeds from mortgage notes during 2012

Items which contributed to a decrease in cash from financing activities:

•	An increase of $48.2 million in principal payments on mortgage notes during 2012

•	An increase of $44.6 million in distributions to noncontrolling interests during 2012

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

Currently, we manage our exposure to fluctuations in interest rates primarily through the use of fixed-rate debt and interest rate swap and cap agreements. As of June 30, 2012, we had total mortgage debt and convertible notes payable of $854.9 million, of which $439.2 million or 51.4% was fixed-rate, inclusive of interest rate swaps, and $415.7 million, or 48.6% was variable-rate based upon LIBOR plus certain spreads. As of June 30, 2012, we were a party to seven interest rate swap transactions and four interest rate caps to hedge our exposure to changes in interest rates with respect to $134.2 million of LIBOR-based variable-rate debt. We were also a party to one forward interest rate swap transactions with respect to $12.5 million of LIBOR-based variable-rate debt.

Of our total consolidated outstanding debt, $179.7 million and $169.0 million will become due in 2012 and 2013, respectively. As we intend on refinancing some or all of such debt at the then-existing market interest rates, which may be greater than the current interest rate, our interest expense would increase by approximately $3.5 million annually if the interest rate on the refinanced debt increased by 100 basis points. After giving effect to noncontrolling interests, the Company’s share of this increase would be $0.7 million.

Interest expense on our consolidated variable-rate debt, net of variable to fixed-rate swap agreements currently in effect, as of June 30, 2012 would increase by $4.2 million annually if LIBOR increased by 100 basis points. After giving effect to noncontrolling interests, the Company’s share of this increase would be $0.6 million. We may seek additional variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, we would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.

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

ACADIA REALTY TRUST

August 8, 2012	/s/ Kenneth F. Bernstein Kenneth F. Bernstein President and Chief Executive Officer (Principal Executive Officer)

August 8, 2012	/s/ Jonathan W. Grisham Jonathan W. Grisham Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Description
3.1	Declaration of Trust of the Company, as amended (1)
3.2	Fourth Amendment to Declaration of Trust (2)
3.3	Amended and Restated By-Laws of the Company (3)
3.4	Fifth Amendment to Declaration of Trust (9)
3.5	First Amendment the Amended and Restated Bylaws of the Company (9)
4.1	Voting Trust Agreement between the Company and Yale University dated February 27, 2002 (4)
21	List of Subsidiaries of Acadia Realty Trust (5)
31.1	Certification of Chief Executive Officer pursuant to rule 13a–14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (5)
31.2	Certification of Chief Financial Officer pursuant to rule 13a–14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (5)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)
99.1	Amended and Restated Agreement of Limited Partnership of the Operating Partnership (6)
99.2	First and Second Amendments to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership (6)
99.3	Third Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership (7)
99.4	Fourth Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership (7)
99.5	Certificate of Designation of Series A Preferred Operating Partnership Units of Limited Partnership Interest of Acadia Realty Limited Partnership (8)
99.6	Certificate of Designation of Series B Preferred Operating Partnership Units of Limited Partnership Interest of Acadia Realty Limited Partnership (7)

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Document*
101.DEF	XBRL Taxonomy Extension Definitions Document*
101.LAB	XBRL Taxonomy Extension Labels Document*
101.PRE	XBRL Taxonomy Extension Presentation Document*
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