Form 10-Q
period 2012-09-30
ACADIA REALTY TRUST
filed 2012-11-08
CIK 899629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or
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

 Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒
 As of November 8, 2012 there were 50,669,019 common shares of beneficial interest, par value $.001 per share, outstanding.

ACADIA REALTY TRUST AND SUBSIDIARIES

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements.

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(dollars in thousands)	September 30, 2012	December 31, 2011
ASSETS	(unaudited)
Operating real estate
Land	$355,586	$270,305
Building and improvements	1,107,680	938,652
Construction in progress	10,244	7,321
	1,473,510	1,216,278
Less: accumulated depreciation	203,404	178,791
Net operating real estate	1,270,106	1,037,487
Real estate under development	229,808	219,645
Notes receivable, net	78,826	59,989
Investments in and advances to unconsolidated affiliates	88,572	84,568
Cash and cash equivalents	85,297	89,812
Cash in escrow	19,030	20,969
Rents receivable, net	30,549	25,585
Deferred charges, net	30,326	24,371
Acquired lease intangibles, net	29,066	26,721
Prepaid expenses and other assets	38,003	26,571
Accounts receivable from related party	—	1,375
Assets of discontinued operations	—	36,226
Total assets	$1,899,583	$1,653,319
LIABILITIES
Mortgage notes payable	$871,243	$767,150
Convertible notes payable	930	930
Distributions in excess of income from, and investments in, unconsolidated affiliates	22,409	21,710
Accounts payable and accrued expenses	34,691	38,937
Dividends and distributions payable	8,757	7,914
Acquired lease and other intangibles, net	9,420	5,462
Other liabilities	23,514	19,735
Liabilities of discontinued operations	—	22,172
Total liabilities	970,964	884,010
EQUITY
Shareholders' Equity
Common shares, $.001 par value, authorized 100,000,000 shares; issued and outstanding 47,138,544 and 42,586,376 shares, respectively	47	43
Additional paid-in capital	450,163	348,667
Accumulated other comprehensive loss	(4,763)	(3,913)
Retained earnings	33,269	39,317
Total shareholders’ equity	478,716	384,114
Noncontrolling interests	449,903	385,195
Total equity	928,619	769,309
Total liabilities and equity	$1,899,583	$1,653,319
See accompanying notes

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

 (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share amounts)	2012	2011	2012	2011
Revenues
Rental income	$35,028	$28,075	$97,237	$81,741
Interest income	1,866	1,585	5,996	9,493
Expense reimbursements	6,007	5,291	17,973	16,049
Other	1,240	918	3,536	3,018
Total revenues	44,141	35,869	124,742	110,301
Operating Expenses
Property operating	7,712	6,397	21,462	20,888
Other operating	613	568	2,929	665
Real estate taxes	5,861	4,900	15,903	13,683
General and administrative	7,004	5,758	18,154	17,149
Depreciation and amortization	10,365	8,183	29,326	23,960
Total operating expenses	31,555	25,806	87,774	76,345
Operating income	12,586	10,063	36,968	33,956
Equity in (losses) earnings of unconsolidated affiliates	(2,538)	3,110	1,997	3,025
Other interest income	55	105	131	219
(Loss) gain on debt extinguishment	—	(303)	—	1,268
Interest and other finance expense	(9,563)	(9,692)	(26,675)	(27,450)
Income from continuing operations before income taxes	540	3,283	12,421	11,018
Income tax (benefit) provision	(97)	(488)	1,137	(4)
Income from continuing operations	637	3,771	11,284	11,022
Discontinued Operations
Operating income from discontinued operations	101	876	783	2,745
Impairment of asset	—	—	—	(6,925)
Gain on sale of property	5,917	—	8,585	32,498
Income from discontinued operations	6,018	876	9,368	28,318
Net income	6,655	4,647	20,652	39,340
Noncontrolling interests
Continuing operations	5,628	(2)	5,381	5,035
Discontinued operations	(4,702)	(634)	(7,604)	(707)
Net loss (income) attributable to noncontrolling interests	926	(636)	(2,223)	4,328
Net income attributable to Common Shareholders	$7,581	$4,011	$18,429	$43,668
Basic Earnings per Share
Income from continuing operations	$0.13	$0.09	$0.37	$0.40
Income from discontinued operations	0.03	0.01	0.04	0.68
Basic earnings per share	$0.16	$0.10	$0.41	$1.08
Diluted Earnings per Share
Income from continuing operations	$0.13	$0.09	$0.37	$0.40
Income from discontinued operations	0.03	0.01	0.04	0.68
Diluted earnings per share	$0.16	$0.10	$0.41	$1.08
 See accompanying notes

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2012	2011	2012	2011

Net income	$6,655	$4,647	$20,652	$39,340
Other Comprehensive income
Unrealized loss on valuation of swap agreements	(1,315)	(3,652)	(3,870)	(5,209)
Reclassification of realized interest on swap agreements	681	761	1,964	2,398
Other comprehensive loss	(634)	(2,891)	(1,906)	(2,811)
Comprehensive income	6,021	1,756	18,746	36,529
Comprehensive loss (income) attributable to noncontrolling interests	1,282	374	(1,167)	5,765
Comprehensive income attributable to Common Shareholders	$7,303	$2,130	$17,579	$42,294

 See accompanying notes

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(unaudited)

	Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
(amounts in thousands, except per share amounts)	Shares	Amount
Balance at December 31, 2011	42,586	$43	$348,667	$(3,913)	$39,317	$384,114	$385,195	$769,309
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	171	—	2,711	—	—	2,711	(2,711)	—
Issuance of Common Shares, net of issuance costs	4,332	4	98,308	—	—	98,312	—	98,312
Issuance of OP Units to acquire real estate	—	—	—	—	—	—	2,279	2,279
Dividends declared ($0.54 per Common Share)	—	—	—	—	(24,477)	(24,477)	(847)	(25,324)
Vesting of employee Restricted Share and LTIP awards	44	—	128	—	—	128	2,579	2,707
Common Shares issued under Employee Share Purchase Plan	3	—	59	—	—	59	—	59
Issuance of LTIP Unit awards to employees	—	—	—	—	—	—	2,577	2,577
Issuance of Common Shares to trustees	—	—	280	—	—	280	—	280
Exercise of Share options	11	—	160	—	—	160	—	160
Employee Restricted Shares cancelled	(8)	—	(150)	—	—	(150)	—	(150)
Noncontrolling interest distributions	—	—	—	—	—	—	(62,645)	(62,645)
Noncontrolling interest contributions	—	—	—	—	—	—	122,309	122,309
	47,139	47	450,163	(3,913)	14,840	461,137	448,736	909,873
Comprehensive (loss) income:
Net income	—	—	—	—	18,429	18,429	2,223	20,652
Unrealized loss on valuation of swap agreements	—	—	—	(2,212)	—	(2,212)	(1,658)	(3,870)
Reclassification of realized interest on swap agreements	—	—	—	1,362	—	1,362	602	1,964
Total comprehensive (loss) income	—	—	—	(850)	18,429	17,579	1,167	18,746
Balance at September 30, 2012	47,139	$47	$450,163	$(4,763)	$33,269	$478,716	$449,903	$928,619

ACADIA REALTY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (continued)

(unaudited)

	Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
(amounts in thousands, except per share amounts)	Shares	Amount
Balance at December 31, 2010	40,254	$40	$303,823	$(2,857)	$17,206	$318,212	$269,310	$587,522
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	11	—	49	—	—	49	(49)	—
Dividends declared ($0.54 per Common Share)	—	—	—	—	(21,776)	(21,776)	(738)	(22,514)
Vesting of employee Restricted Share and LTIP awards	95	—	389	—	—	389	2,829	3,218
Common Shares issued under Employee Share Purchase Plan	4	—	68	—	—	68	—	68
Issuance of LTIP Unit awards to employees	—	—	—	—	—	—	2,441	2,441
Issuance of Common Shares to trustees	8	—	171	—	—	171	—	171
Exercise of Share options	1	—	7	—	—	7	—	7
Employee Restricted Shares cancelled	(40)	—	(724)	—	—	(724)	—	(724)
Noncontrolling interest distributions	—	—	—	—	—	—	(815)	(815)
Noncontrolling interest contributions	—	—	—	—	—	—	43,646	43,646
	40,333	40	303,783	(2,857)	(4,570)	296,396	316,624	613,020
Comprehensive (loss) income:
Net income (loss)	—	—	—	—	43,668	43,668	(4,328)	39,340
Unrealized loss on valuation of swap agreements	—	—	—	(3,265)	—	(3,265)	(1,944)	(5,209)
Reclassification of realized interest on swap agreements	—	—	—	1,891	—	1,891	507	2,398
Total comprehensive (loss) income	—	—	—	(1,374)	43,668	42,294	(5,765)	36,529
Balance at September 30, 2011	40,333	$40	$303,783	$(4,231)	$39,098	$338,690	$310,859	$649,549

See accompanying notes

ACADIA REALTY TRUST AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended
(dollars in thousands)	September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$20,652	$39,340
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	29,653	25,087
Amortization of financing costs	2,395	2,897
Gain on sale of property	(8,585)	(32,498)
Gain on debt extinguishment	—	(1,268)
Impairment of asset	—	6,925
Share compensation expense	2,986	3,390
Equity in (earnings) of unconsolidated affiliates	(1,997)	(3,025)
Distributions of operating income from unconsolidated affiliates	4,087	5,213
Other, net	336	1,970
Changes in assets and liabilities
Cash in escrow	1,939	735
Rents receivable, net	(5,639)	(6,974)
Prepaid expenses and other assets	(7,625)	(4,039)
Accounts payable and accrued expenses	(3,013)	4,133
Other liabilities	739	(2,749)
Net cash provided by operating activities	35,928	39,137
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate	(137,208)	(90,615)
Redevelopment and property improvement costs	(55,817)	(45,094)
Deferred leasing costs	(3,397)	(4,291)
Investments in and advances to unconsolidated affiliates	(19,356)	(46,544)
Return of capital from unconsolidated affiliates	13,497	3,735
Proceeds from notes receivable	2,005	48,182
Issuance of notes receivable	(34,500)	(7,834)
Proceeds from sale of property	44,703	43,791
Net cash used in investing activities	(190,073)	(98,670)

ACADIA REALTY TRUST AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (unaudited)

	Nine Months Ended
(dollars in thousands)	September 30,
	2012	2011
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage notes	(189,747)	(66,751)
Proceeds received from mortgage notes	214,276	108,802
Purchase of convertible notes payable	—	(21,994)
Increase in deferred financing and other costs	(6,684)	(2,835)
Capital contributions from noncontrolling interests	122,309	43,646
Distributions to noncontrolling interests	(63,463)	(1,478)
Dividends paid to Common Shareholders	(23,671)	(21,773)
Proceeds from stock offering, net of issuance costs of $400	96,540	—
Other employee and trustee stock compensation, net	70	(649)
Net cash provided by financing activities	149,630	36,968
(Decrease) in cash and cash equivalents	(4,515)	(22,565)
Cash and cash equivalents, beginning of period	89,812	120,592
Cash and cash equivalents, end of period	$85,297	$98,027
Supplemental disclosure of cash flow information
Cash paid during the period for interest, net of capitalized interest of $4,515 and $3,613, respectively	$24,528	$22,006

Cash paid for income taxes	$941	$3,721

Supplemental disclosure of non-cash investing activities:
Acquisition of real estate through assumption of debt	$59,335	$—
Acquisition of real estate through issuance of OP Units	$2,279	$—
Acquisition of real estate through conversion of notes receivable	$14,000	$—

See accompanying notes

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION

Business and Organization

Acadia Realty Trust (the “Trust”) and subsidiaries (collectively, the “Company”), is a fully-integrated equity real estate investment trust (“REIT”) focused on the ownership, acquisition, redevelopment, and management of high-quality retail properties and urban/infill mixed-use properties with a strong retail component located primarily in high-barrier-to-entry, supply constrained, densely-populated metropolitan areas in the United States along the East Coast and in Chicago.

All of the Company's assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership (the “Operating Partnership”) and entities in which the Operating Partnership owns an interest. As of September 30, 2012, the Trust controlled approximately 99% of the Operating Partnership as the sole general partner. As the general partner, the Trust is entitled to share, in proportion to its percentage interest, in the cash distributions and profits and losses of the Operating Partnership. The limited partners primarily represent entities or individuals that contributed their interests in certain properties or entities to the Operating Partnership in exchange for common or preferred units of limited partnership interest (“Common OP Units” or “Preferred OP Units”) and employees who have been awarded restricted OP units (“LTIP Units”) as long-term incentive compensation (Note 13). Limited partners holding Common OP Units are generally entitled to exchange their units on a one-for-one basis for common shares of beneficial interest of the Trust (“Common Shares”).

As of September 30, 2012, the Company has ownership interests in 58 properties within its core portfolio, which consist of those properties either 100% owned, or partially owned through joint venture interests, by the Operating Partnership, or subsidiaries thereof, not including those properties owned through its opportunity funds (“Core Portfolio”). The Company also has ownership interests in 37 properties within three of its opportunity funds, Acadia Strategic Opportunity Fund L.P. (“Fund I”), Acadia Strategic Opportunity Fund II, LLC (“Fund II”) and Acadia Strategic Opportunity Fund III LLC (“Fund III” and together with Funds I, II and Acadia Strategic Opportunity Fund IV, LLC ("Fund IV"), the “Opportunity Funds”). The 95 Core Portfolio and Opportunity Fund properties consist of commercial properties, which are primarily neighborhood and community shopping centers, mixed-use properties with a retail component and self-storage properties. In addition, the Company also invests in operating companies through Acadia Mervyn Investors I, LLC (“Mervyns I”), Acadia Mervyn Investors II, LLC (“Mervyns II”) and Fund II, all on a non-recourse basis. These investments comprise and are referred to as the Company's Retailer Controlled Property initiative (“RCP Venture”).

The Operating Partnership is the sole general partner or managing member of the Opportunity Funds and RCP Venture and earns fees or priority distributions for asset management, property management, construction, development, leasing and legal services. Cash flows from the Opportunity Funds and RCP Venture are distributed pro-rata to their respective partners and members (including the Operating Partnership) until each receives a certain cumulative return ("Preferred Return"), and the return of all capital contributions. Thereafter, remaining cash flow is distributed 20% to the Operating Partnership ("Promote") and 80% to the partners or members (including the Operating Partnership).

Effective May 16, 2012, the Company formed Fund IV. During the quarter ended September 30, 2012, the Company completed its final closings with a total of $540.6 million of equity commitments with 17 principally institutional investors as well as some high-net worth individuals. The Operating Partnership's share of equity commitments totaled $125.0 million. As of September 30, 2012, there have been no capital contributions made to, nor any investments made by, Fund IV.

Following is the Preferred Return and Operating Partnership's equity interests in the Opportunity Funds and RCP Venture:

Entity	Equity Interest Held By Operating Partnership	Preferred Return
Fund I and Mervyns I	22.2%	9.0%
Fund II and Mervyns II	20.0%	8.0%
Fund III	19.9%	6.0%
Fund IV	23.1%	6.0%

 Basis of Presentation

The consolidated financial statements include the consolidated accounts of the Company and its investments in entities in which the Company is presumed to have control in accordance with the consolidation guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). Investments in entities for which the Company has the ability to

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION (continued)

exercise significant influence but does not have financial or operating control are accounted for under the equity method of accounting. Accordingly, the Company's share of the net earnings (or losses) of entities accounted for under the equity method are included in consolidated net income under the caption, Equity in (Losses) Earnings of Unconsolidated Affiliates. Investments in entities for which the Company does not have the ability to exercise any influence are accounted for under the cost method.

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

Actual results could differ from these estimates. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012. The information furnished in the accompanying consolidated financial statements reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the aforementioned consolidated financial statements for the interim period. These consolidated financial statements should be read in conjunction with the Company's 2011 Annual Report on Form 10-K, as filed with the SEC on February 28, 2012.
Reclassifications
Certain reclassifications have been made to the 2011 financial statements to conform to the 2012 presentation.

Real Estate

The Company reviews its long-lived assets for impairment when there is an event or change in circumstances that indicates that the carrying amount may not be recoverable. The Company records impairment losses and reduces the carrying value of properties when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases where the Company does not expect to recover its carrying costs on properties held for use, the Company reduces its carrying cost to fair value, and for properties held-for-sale, the Company reduces its carrying value to the fair value less costs to dispose. Management does not believe that the values of any of the Company's properties are impaired as of September 30, 2012.

Involuntary Conversion of Asset
The Company experienced significant flooding that resulted in extensive damage to one of its properties during September 2011. Costs related to the clean-up and redevelopment are insured to a limit sufficient that the Company believes will allow for full restoration of the property. Loss of rents during the redevelopment are covered by business interruption insurance subject to a $0.1 million deductible. The Company plans to restore the improvements that were damaged by the flooding and expects that the costs of such restoration and rebuilding will be recoverable from insurance proceeds. In accordance with ASC Topic 360 “Property, Plant and Equipment,” and as a result of the above-described property damage, the Company has recorded a write-down of the asset's carrying value in the accompanying consolidated balance sheets of approximately $1.4 million as of September 30, 2012 and December 31, 2011. In addition, the Company has recorded an insurance recovery in the same amount that is included in Prepaid Expenses and Other Assets in the accompanying consolidated balance sheets. The Company has also provided a $0.1 million provision in the 2011 year-end consolidated statement of income of the Company's 2011 Annual Report on Form 10-K, as filed with the SEC for its exposure to the insurance deductible attributable to the loss of rents. As of September 30, 2012, the Company has received initial insurance proceeds of approximately $6.9 million but is still in the process of finalizing all claims related to the flood with the insurance carrier.
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

Basic earnings per Common Share is computed by dividing net income attributable to Common Shareholders by the weighted average Common Shares outstanding. At September 30, 2012, the Company has unvested LTIP Units (Note 13) which provide for non-forfeitable rights to dividend equivalent payments. Accordingly, these unvested LTIP Units are considered participating securities and are included in the computation of basic earnings per Common Share pursuant to the two-class method.

Diluted earnings per Common Share reflects the potential dilution of the conversion of obligations and the assumed exercises of securities including the effects of restricted share unit (“Restricted Share Units”) and share option awards issued under the Company's Share Incentive Plans (Note 13). The effect of the assumed conversion of 188 Series A Preferred OP Units into 25,067 Common Shares would be anti-dilutive and are therefore not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2012 and for the three months ended September 30, 2011, but would be dilutive and therefore are included in the computation of diluted earnings per share for the nine months ended September 30, 2011.

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

2.	EARNINGS PER COMMON SHARE (continued)

The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share amounts)	2012	2011	2012	2011
Numerator
Income from continuing operations	$6,265	$3,769	$16,665	$16,057
Less: net income attributable to participating securities	127	164	336	122
Income from continuing operations net of income attributable to participating securities	6,138	3,605	16,329	15,935
Effect of dilutive securities:
Preferred OP Unit distributions	—	—	—	14
Numerator for diluted earnings per Common Share	$6,138	$3,605	$16,329	$15,949

Denominator
Weighted average shares for basic earnings per share	46,338	40,340	44,447	40,330
Effect of dilutive securities:
Employee Restricted Share Units and share options	435	289	424	267
Convertible Preferred OP Units	—	—	—	25
Dilutive potential Common Shares	435	289	424	292
Denominator for diluted earnings per share	46,773	40,629	44,871	40,622
Basic earnings per Common Share from continuing operations attributable to Common Shareholders	$0.13	$0.09	$0.37	$0.40
Diluted earnings per Common Share from continuing operations attributable to Common Shareholders	$0.13	$0.09	$0.37	$0.40

3.	SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS

During the third quarter 2012, the Company completed its at-the-market (“ATM”) equity program with an aggregate offering amount of $75.0 million of gross proceeds from the sale of Common Shares. Under this program, the Company issued 3.3 million Common Shares which generated net proceeds of $73.7 million.

During August 2012, the Company established a new ATM equity program with an additional aggregate offering amount of up to $125.0 million of gross proceeds from the sale of Common Shares. Through September 30, 2012, the Company issued approximately 1.0 million Common Shares under this new ATM which generated gross proceeds of approximately $25.4 million and net proceeds of approximately $25.0 million. The net proceeds from these ATM equity programs will be used by the Company primarily to fund acquisitions directly in the Core Portfolio and through its capital contributions to the Opportunity Funds.

Noncontrolling interests represent the portion of equity in entities consolidated in the accompanying financial statements that the Company does not own. Such noncontrolling interests are reported on the Consolidated Balance Sheets within equity, separately from shareholders' equity and include third party interests in the Company’s Opportunity Funds and other entities. It also includes interests in the Operating Partnership which represent (i) the limited partners’ 384,376 and 279,748 Common OP Units at September 30, 2012 and December 31, 2011, respectively; (ii) 188 Series A Preferred OP Units at both September 30, 2012 and December 31, 2011; and (iii) 230,441 and 217,826 LTIP Units at September 30, 2012 and December 31, 2011, respectively.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

4.	ACQUISITION AND DISPOSITION OF REAL ESTATE AND DISCONTINUED OPERATIONS

Acquisitions
2012 Core Portfolio Acquisitions
During July 2012, the Company acquired 83 Spring Street, a 4,800 square foot retail condominium unit in New York, New York for $11.5 million.

During June 2012, the Company acquired the Brentwood Shopping Center, a 57,000 square foot shopping center located in Washington, D.C. for $21.7 million, including the assumption of $16.5 million of debt.

During May 2012, the Company acquired 28 Jericho Turnpike, a 96,000 square foot single-tenant property located in Westbury, New York for $27.3 million.
During April 2012, the Company acquired 930 North Rush Street, a 2,900 square foot single-tenant property located in Chicago, Illinois for $20.7 million.
During March 2012, the Company acquired a four property portfolio located in Chicago, Illinois for $18.8 million, including the assumption of debt of $16.0 million.
During February 2012, the Company acquired 330 River Street, a 53,300 square foot shopping center located in Cambridge, Massachusetts for $18.9 million, which included the assumption of $7.0 million of debt.
During January 2012, the Company acquired 1520 North Milwaukee Avenue, a 3,100 square foot property located in Chicago, Illinois for $3.8 million.
The Company expensed $1.2 million of costs for the nine months ended September 30, 2012 related to these 2012 Core Portfolio acquisitions.
2012 Fund III Acquisitions
During August 2012, Fund III acquired 3104 M Street, a 4,900 square foot single-tenant retail property located in Washington D.C. for $3.0 million.
During August 2012, Fund III acquired an undeveloped parcel of land located in Mohegan Lake, New York, for $11.0 million.
During August 2012, Fund III, in a joint venture with an unaffiliated partner, acquired a 90% interest in Arundel Plaza, a 265,000 square foot shopping center in Glen Burnie, Maryland, for $17.6 million, including the assumption of debt of $9.3 million.
During August 2012, Fund III obtained a deed in lieu of foreclosure on a 19.2 acre undeveloped property in Farmingdale, New York encumbered by the Fund's existing $10.0 million first mortgage loan which was originated in September 2008.
During April 2012, Fund III acquired Lincoln Park Centre, a 62,700 square foot retail property located in Chicago, Illinois for $31.5 million, including the assumption of debt of $19.8 million.
During February 2012, Fund III, in a joint venture with an unaffiliated partner, acquired a 50% interest in 640 Broadway, a 45,700 square foot property located in New York, New York for $16.3 million.
The Company expensed $2.2 million of costs during the nine months ended September 30, 2012 related to these 2012 Fund III acquisitions.

The above 2012 Core Portfolio and Fund III acquisitions, excluding the acquisitions of land, have been accounted for as business combinations. The purchase prices were allocated to the acquired assets and liabilities based on the estimated fair value of the acquired assets at the dates of acquisition. The preliminary measurements at fair value reflected below are subject to change. The Company expects to finalize the valuations and complete the purchase price allocations within one year from the dates of acquisition.

The following table summarizes both the Company's preliminary and finalized allocations of the purchase prices of assets acquired and liabilities assumed during 2012:

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

4.	ACQUISITION AND DISPOSITION OF REAL ESTATE AND DISCONTINUED OPERATIONS (continued)

Acquisitions (continued)

(dollars in thousands)	Purchase Price Allocation as Originally Reported	Adjustments	Finalized Purchase Price Allocation	Preliminary Purchase Price Allocation (1)
Land	$50,870	$4,951	$55,821	$27,084
Buildings and improvements	67,303	(7,432)	59,871	85,592
Acquisition-related intangible assets (in Acquired lease intangibles, net)	2,482	3,463	5,945	—
Acquisition-related intangible liabilities (in Acquired lease and other intangibles, net)	(4,387)	(1,056)	(5,443)	—
Above-below market debt assumed (included in Mortgage notes payable)	935	74	1,009	—
Total consideration	$117,203	$—	$117,203	$112,676

(1) Represents preliminary allocation for 2012 acquisitions where purchase price allocations have not been finalized

During 2011, the Company acquired properties and recorded the preliminary allocation of the purchase price to the assets acquired based on provisional measurements of fair value. During 2012, the Company finalized the allocation of the purchase price and made certain measurement period adjustments.

The following table summarizes the preliminary allocation of the purchase price of these properties as recorded as of December 31, 2011, and the finalized allocation of the purchase price as adjusted as of September 30, 2012:

(dollars in thousands)	Finalized Purchase Price Allocation	Preliminary Purchase Price Allocation
Land	$12,150	$5,438
Buildings and improvements	11,009	18,563
Acquisition-related intangible assets (in Acquired lease intangibles, net)	1,027	—
Acquisition-related intangible liabilities (in Acquired lease and other intangibles, net)	(185)	—
Total consideration	$24,001	$24,001

Discontinued Operations

The Company reports properties held-for-sale and properties sold during the periods as discontinued operations. The results of operations of discontinued operations are reflected as a separate component within the accompanying Consolidated Statements of Income for all periods presented.

During August 2012, Fund III sold 125 Main Street, located in Westport, Connecticut, for $33.5 million.

During June 2012, Fund I sold Tarrytown Centre, a 35,000 square foot shopping center, located in Westchester, New York, for $12.8 million.

During the year ended December 2011, the Company sold 18 assets for a combined $65.0 million. For additional detail on these assets, please refer to the Company's 2011 Form 10-K as filed with the SEC.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

4.	ACQUISITION AND DISPOSITION OF REAL ESTATE AND DISCONTINUED OPERATIONS (continued)

Discontinued Operations (continued)

The combined assets and liabilities as of December 31, 2011, and the results of operations of the properties classified as discontinued operations for the three and nine months ended September 30, 2012 and September 30, 2011, respectively are summarized as follows:

BALANCE SHEET
ASSETS	December 31, 2011
(dollars in thousands)
Net real estate	$33,817
Rents receivable, net	830
Deferred charges, net	1,483
Prepaid expenses and other assets	96
Total assets of discontinued operations	$36,226
LIABILITIES
Mortgage notes payable	$20,760
Accounts payable and accrued expenses	710
Other liabilities	702
Total liabilities of discontinued operations	$22,172

	Three Months Ended		Nine Months Ended
STATEMENTS OF OPERATIONS	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2012	2011	2012	2011
Total revenues	$226	$1,766	$1,917	$6,457
Total expenses	125	890	1,134	3,712
Operating income	101	876	783	2,745
Impairment of asset	—	—	—	(6,925)
Gain on sale of property	5,917	—	8,585	32,498
Income from discontinued operations	6,018	876	9,368	28,318
(Income) from discontinued operations attributable to noncontrolling interests	(4,702)	(634)	(7,604)	(707)
Income from discontinued operations attributable to Common Shareholders	$1,316	$242	$1,764	$27,611

5.	INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

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

Opportunity Funds

RCP Venture

The Company along with Klaff Realty, LP (“Klaff”) and Lubert-Adler Management, Inc. (“Lubert-Adler”) formed an investment group, the RCP Venture, for the purpose of making investments in surplus or underutilized properties owned by retailers. The RCP Venture is neither a single entity nor a specific investment. Any member of this group has the option of participating, or not, in any individual investment and each individual investment has been made on a stand-alone basis through a separate limited liability company (“LLC”). These investments have been made through different investment vehicles with different affiliated and unaffiliated investors and different economics to the Company. Investments under the RCP Venture are structured as separate joint ventures as there may be other investors participating in certain investments in addition to Klaff, Lubert-Adler and Acadia. The Company has made these investments through its subsidiaries, Mervyns I, Mervyns II and Fund II, (together the “Acadia Investors”), all on a non-recourse basis. Through September 30, 2012, the Acadia Investors have made investments in Mervyns Department Stores (“Mervyns”) and Albertsons including additional investments in locations that are separate from these original investments (“Add-On Investments”). Additionally, they have invested in Shopko, Marsh and Rex Stores Corporation (collectively “Other RCP Investments”).

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

During the nine months ended September 30, 2012, the Company received RCP Venture distributions from Albertsons Add-On investments and Rex Stores totaling $3.9 million of which the Operating Partnership's share totaled $0.8 million.

In September 2008, the Company, certain of its subsidiaries, and other unrelated entities (the "Investor Consortium") were named as defendants in an adversary proceeding brought by Mervyn's LLC ("Mervyns") in the United States Bankruptcy Court for the District of Delaware. The action involved five claims alleging fraudulent transfers in which Mervyns was nominally seeking approximately $1.175 billion in damages from the Investor Consortium, although the actual claims made by the administrator and the unsecured creditors were substantially less. The first claim contended that, at the time of the sale of Mervyns by Target Corporation ("Target") to the Investor Consortium, a transfer of assets was made in an effort to defraud creditors. The Company

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

5.    INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES (continued)
believed that this aspect of the case was without merit. The remaining four claims relate to transfers of assets of Mervyns at various times after the sale by Target. The Company believed that there were substantial defenses to these claims.

During the third quarter of 2012, the parties to this litigation arrived at an agreement to settle the claim. The settlement, was approved by the bankruptcy court and provides for a payment of $163.7 million. Based on the defendants' agreement, the net cost of the settlement to the Investor Consortium would amount to approximately $143.6 million. After applying cash on hand at the investee level, Mervyns I and Mervyns II's combined contribution to this settlement will be approximately $0.9 million. In addition, the Company reduced its carrying value of these investments from $6.3 million to its fair value of $5.5 million. In total, this resulted in a charge of $1.7 million during the quarter ended September 30, 2012, of which the Operating Partnership's share, net of income taxes was $0.2 million.

The following table summarizes activity related to the RCP Venture investments from inception through September 30, 2012:

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

Other Opportunity Fund Investments
The unaffiliated venture partners for Fund III's investments in Lincoln Road, Parkway Crossing, Arundel Plaza, Self-Storage Management and the White City Shopping Center maintain control over these entities and, as such, the Company accounts for these investments under the equity method.
Fund III owned an 84% interest in the Shop Rite at Orchard Center, which was accounted for using the equity method. During the second quarter of 2012, this property was sold for $13.8 million.
During the third quarter of 2012, Fund III acquired a 90% interest in Arundel Plaza (Note 4).
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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

5.	INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES (continued)

(dollars in thousands)	September 30, 2012	December 31, 2011
Combined and Condensed Balance Sheets
Assets
Rental property, net	$296,390	$280,470
Investment in unconsolidated affiliates	89,099	156,421
Other assets	40,554	29,587
Total assets	$426,043	$466,478
Liabilities and partners’ equity
Mortgage notes payable	$318,568	$319,425
Other liabilities	28,323	16,902
Partners’ equity	79,152	130,151
Total liabilities and partners’ equity	$426,043	$466,478
Company’s investment in and advances to unconsolidated affiliates	$88,572	$84,568
Company's share of distributions in excess of income and investments in unconsolidated affiliates	$(22,409)	$(21,710)

	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Combined and Condensed Statements of Operations
Total revenues	$11,903	$10,290	$36,121	$30,789
Operating and other expenses	4,977	3,699	13,793	10,993
Interest and other finance expense	4,603	4,274	13,854	12,532
Equity in earnings of unconsolidated affiliates	1,398	13,472	6,244	13,060
Depreciation and amortization	2,573	2,222	7,216	6,467
Gain on sale of property	—	—	3,402	—
Net income	$1,148	$13,567	$10,904	$13,857

Company’s share of net income	$(2,440)	$3,208	$2,291	$3,318
Amortization of excess investment	(98)	(98)	(294)	(293)
Company’s equity in (losses) earnings of unconsolidated affiliates	$(2,538)	$3,110	$1,997	$3,025

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

6.	NOTES RECEIVABLE

As of September 30, 2012, the Company’s notes receivable, net, aggregated $78.8 million, and were collateralized either by the underlying properties or the borrowers' ownership interests in the entities that own the properties and/or by the borrowers' personal guarantee subject, as applicable, to senior liens, as follows:

Description	Effective Interest Rate	Maturity Date	First Priority Liens	Net Carrying amount of Notes Receivable	Extension Options
(dollars in thousands)
Zero Coupon Loan	24.0%	1/3/2016	$166,200	$3,861	—
Mezzanine Loan	10.0%	12/31/2013	85,835	9,089	—
Mezzanine Loan	15.0%	Upon Capital Event	11,925	3,834	—
First Mortgage Loan	12.0%	12/5/2012	—	19,500	—
First Mortgage Loan	9.2%	3/30/2013	—	3,000	—
First Mortgage Loan	5.3%	Demand	—	18,500	—
First Mortgage Loan	6.0%	12/1/2012	—	12,609	2 x 6 months
Construction Loan	20.5%	10/1/2012	—	5,400	—
Individually less than 3.0%	10.0% to 12.0%	12/31/13 to 1/1/17	37,623	3,033	—
Total				$78,826
During August 2012, the Company obtained a deed in lieu of foreclosure on a property located in Farmingdale, New York encumbered by its $10.0 million first mortgage loan (Note 4).
During April 2012, the Company acquired a first mortgage loan, collateralized by a property located in Brooklyn, New York, for $18.5 million. The loan, with an initial maturity date of May 2012, has been in default since November 2011 and has been accruing interest at a 16.0% annual default interest rate. As of September 30, 2012, the loan had an outstanding balance of $23.5 million, including default interest, and was in maturity default. The Company has commenced foreclosure proceedings and a receiver has been appointed.
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

The activity in the allowance for notes receivable for the nine months ended September 30, 2012 is as follows:

(dollars in thousands)	Allowance for Notes Receivable
Balance at December 31, 2011	$3,276
Provision for losses on notes receivable	5,147
Balance at September 30, 2012	$8,423

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

7.	DERIVATIVE FINANCIAL INSTRUMENTS

As of September 30, 2012, the Company's derivative financial instruments consisted of nine interest rate swaps with an aggregate notional value of $161.0 million, which effectively fix LIBOR at rates ranging from 0.52% to 3.79% and mature between November 2012 and September 2022. The Company is also a party to one forward interest rate swap transaction with respect to $12.5 million of LIBOR-based variable-rate debt. The Company also has five derivative financial instruments with a notional value of $181.0 million which cap variable-rate interest at rates ranging from 3.0% to 6.0% and mature between October 2012 and September 2015. The fair value of these derivative instruments, which is included in other liabilities in the Consolidated Balance Sheets, was a liability totaling $4.9 million and $3.5 million at September 30, 2012 and December 31, 2011, respectively. The notional value does not represent exposure to credit, interest rate, or market risks.

These derivative instruments have been designated as cash flow hedges and hedge the future cash outflows of variable-rate interest payments on mortgage debt. Such instruments are reported at the fair value reflected above. As of September 30, 2012 and December 31, 2011, unrealized losses totaling $4.8 million and $3.9 million, respectively, were reflected in accumulated other comprehensive loss on the consolidated balance sheets.

As of September 30, 2012 and December 31, 2011, no derivatives were designated as fair value hedges, hedges of net investments in foreign operations or considered to be ineffective. Additionally, the Company does not use derivatives for trading or speculative purposes.
In conjunction with its implementation of updates to the fair value measurements guidance, the Company made an accounting policy election to measure derivative financial instruments subject to master netting agreements on a net basis.

8.	MORTGAGE NOTES PAYABLE

The Company completed the following transactions related to mortgage notes payable and credit facilities during the nine months ended September 30, 2012:

During the nine months ended September 30, 2012, the Company repaid $53.1 million under the Fund III subscription line of credit. As of September 30, 2012, the total outstanding amount under this facility was $82.9 million.

During the nine months ended September 30, 2012, the Company repaid $7.6 million under the Fund II term loan. As of September 30, 2012, the total outstanding amount under this facility was $32.4 million.

During September 2012, the Company refinanced a $7.8 million loan bearing interest at 6.40% with a new $8.0 million loan collateralized by a property. The new loan bears interest at a fixed rate of 4.20% and matures on September 6, 2022.

During September 2012, the Company closed on a $6.4 million loan collateralized by a property. The loan bears interest at LIBOR plus 190 basis points and matures on September 1, 2022.

During September 2012, the Company refinanced an $83.3 million loan collateralized by a property. The new loan bears interest at LIBOR plus 300 basis points and matures on September 25, 2015, and has 2 one-year extension options.

During August 2012, the Company closed on a $21.0 million loan collateralized by a property. The loan bears interest at LIBOR plus 225 basis points and matures on August 10, 2015, and has 2 one-year extension options.

During August 2012, the Company entered into a $20.0 million loan under New Markets Tax Credit program to finance the construction of a property. Of the total principal, $14.8 million is due to an affiliate included in the consolidated group which has been netted on the accompanying balance sheet and the resulting $5.2 million is included in Mortgage Notes Payable in the accompanying consolidated balance sheet at September 30, 2012. The loan bears interest at 1.00% and matures on August 23, 2019.

During August 2012, the Company closed on a $50.0 million construction line of credit collateralized by a property. This facility bears interest at LIBOR plus 330 basis points and matures on August 23, 2015. As of September 30, 2012 no funds have been drawn down on this facility.

During August 2012, in conjunction with the disposition of a property (Note 4), the Company repaid a $12.5 million loan.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

8.	MORTGAGE NOTES PAYABLE (continued)

During July 2012, the Company refinanced an $11.5 million loan bearing interest at 7.34% with a new $10.6 million loan collateralized by a property. The new loan bears interest at LIBOR plus 335 basis points and matures on July 1, 2015.

During June 2012, the Company closed on a $22.8 million loan collateralized by a property. The loan bears interest at LIBOR plus 295 basis points and matures on July 1, 2015, and has a one-year extension option.

During June 2012, in conjunction with the acquisition of the Brentwood Shopping Center (Note 4), the Company assumed a loan of $16.5 million. The loan bears interest at 6.35% and matures on December 1, 2016.

During June 2012, in conjunction with the disposition of a property (Note 4), the Company repaid an $8.3 million loan.

During May 2012, the Company closed on a $4.3 million loan collateralized by a property. This loan bears interest at 3.68% and matures on May 1, 2016, and has a five-year extension option. The proceeds were used to pay off bridge financing in connection with the acquisition of a property.

During April 2012, the Company amended an existing $56.5 million construction loan collateralized by a property with a $69.6 million loan. This loan bears interest at LIBOR plus 225 basis points and matures on May 1, 2015, and has 2 one-year extension options.

During April 2012, the Company received an additional $23.6 million of proceeds on a loan collateralized by a property. As of September 30, 2012, the total outstanding amount for this loan was $73.9 million.

During April 2012, the Company closed on a $15.5 million loan collateralized by a property. The loan bears interest at LIBOR plus 190 basis points and matures on April 27, 2019.

During April 2012, in conjunction with the acquisition of Lincoln Park Centre (Note 4), the Company assumed a loan of $19.8 million. The loan bears interest at 5.85% and matures on December 31, 2013.

During March 2012, in conjunction with the acquisition of four properties in Chicago, Illinois (Note 4), the Company assumed loans of $14.5 million and $1.5 million, which bear interest at 5.62% and 5.55%, respectively, and both mature on February 1, 2016.

During February 2012, in conjunction with the acquisition of 330 River St. (Note 4), the Company assumed a $7.0 million loan which bears interest at 6.26% and matures on May 1, 2016, and has a five-year extension option.

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

As of December 31, 2011, all loan costs associated with the issuance have been expensed and there is no remaining net carrying amount of the equity component. The additional non-cash interest expense recognized in the Consolidated Statements of Income was $0.2 million for the three months ended September 30, 2011 and $0.7 million for the nine months ended September 30, 2011. The if-converted value of the Convertible Notes does not exceed their aggregate principal amount as of September 30, 2012 and there are no derivative transactions that were entered into in connection with the issuance of the Convertible Notes.

Through December 31, 2011, the Company had purchased $114.1 million in principal amount of its Convertible Notes at an average discount of approximately 11% of which $24.0 million was repurchased by the Company at par on December 20, 2011 pursuant to the holder's exercise of their repurchase option. The Company did not purchase any of its Convertible Notes during the nine months ended September 30, 2012. The outstanding principal amount of the Convertible Notes as of September 30, 2012 was $0.9 million.

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

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2012:

(dollars in thousands)	Level 1	Level 2	Level 3
Liabilities
Derivative financial instruments (Note 7)	$—	$4,928	$—

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

The Company has determined the estimated fair values of the following financial instruments by discounting future cash flows utilizing a discount rate equivalent to the rate at which similar financial instruments would be originated at the reporting date:

	September 30, 2012		December 31, 2011
(dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Notes Receivable	$78,826	$78,826	$59,989	$59,989
Mortgage Notes Payable and Convertible Notes Payable	$872,173	$888,099	$768,080	$771,991

11.	RELATED PARTY TRANSACTIONS

The Company earned property management fees, legal and leasing fees from the Brandywine Portfolio totaling $0.2 million for each of the three months ended September 30, 2012 and 2011, and $0.6 million and $0.8 million for the nine months ended September 30, 2012 and 2011, respectively.

Related party payables, included in Other Liabilities on the consolidated balance sheet due to unconsolidated affiliates totaled $0.9 million at September 30, 2012 and receivables due from unconsolidated affiliates totaled $1.4 million at December 31, 2011.

Lee Wielansky, the Lead Trustee of the Company, was paid a consulting fee of $25,000 for each of the three months ended September 30, 2012 and 2011 and $75,000 for each of the nine months ended September 30, 2012 and 2011.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

12.	SEGMENT REPORTING

The Company has five reportable segments: Core Portfolio, Opportunity Funds, Self-Storage Investments, Notes Receivable and Other. “Notes Receivable” consists of the Company's notes receivable and related interest income. “Other” consists primarily of management fees and other interest income. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates property performance primarily based on net operating income before depreciation, amortization and certain nonrecurring items. Investments in the Core Portfolio are typically held long-term. Given the contemplated finite life of the Opportunity Funds, these investments are typically held for shorter terms. Fees earned by the Company as the general partner/managing member of the Opportunity Funds are eliminated in the Company's consolidated financial statements. The following tables set forth certain segment information for the Company, reclassified for discontinued operations, as of and for the three and nine months ended September 30, 2012 and 2011 and does not include unconsolidated affiliates:

Three Months Ended September 30, 2012
(dollars in thousands)	Core Portfolio	Opportunity Funds	Self- Storage Investments	Notes Receivable	Other	Amounts Eliminated in Consolidation	Total
Revenues	$17,917	$17,340	$6,729	$1,866	$5,815	$(5,526)	$44,141
Property operating expenses, other operating and real estate taxes	5,571	5,851	3,444	—	—	(680)	14,186
General and administrative	5,436	4,948	(3)	—	—	(3,377)	7,004
Income before depreciation and amortization and interest and other finance expense	$6,910	$6,541	$3,288	$1,866	$5,815	$(1,469)	$22,951
Depreciation and amortization	$4,712	$4,732	$1,188	$—	$—	$(267)	$10,365
Interest and other finance expense	$4,085	$4,449	$827	$—	$—	$202	$9,563
Real estate at cost	$634,851	$868,206	$217,296	$—	$—	$(17,035)	$1,703,318
Total assets	$786,041	$993,046	$193,225	$78,826	$—	$(151,555)	$1,899,583
Expenditures for redevelopment and improvements	$(915)	$14,108	$1,643	$—	$—	$(727)	$14,109
Acquisition of real estate	$11,492	$14,601	$—	$—	$—	$—	$26,093

Reconciliation to net income and net income attributable to Common Shareholders
Income before depreciation and amortization and interest and other finance expense							$22,951
Other interest income							55
Depreciation and amortization							(10,365)
Equity in losses of unconsolidated affiliates							(2,538)
Interest and other finance expense							(9,563)
Income tax benefit							(97)
Income from discontinued operations							101
Gain on sale of property							5,917
Net income							6,655
Net loss attributable to noncontrolling interests							926
Net income attributable to Common Shareholders							$7,581

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

12.	SEGMENT REPORTING (continued)

Three Months Ended September 30, 2011
(dollars in thousands)	Core Portfolio	Opportunity Funds	Self- Storage Investments	Notes Receivable	Other	Amounts Eliminated in Consolidation	Total
Revenues	$14,277	$13,614	$6,141	$1,585	$5,537	$(5,285)	$35,869
Property operating expenses, other operating and real estate taxes	4,190	4,557	3,731	—	—	(613)	11,865
General and administrative	6,362	3,438	—	—	—	(4,042)	5,758
Income before depreciation and amortization and interest and other finance expense	$3,725	$5,619	$2,410	$1,585	$5,537	$(630)	$18,246
Depreciation and amortization	$3,547	$3,745	$1,070	$—	$—	$(179)	$8,183
Interest and other finance expense	$3,943	$4,570	$882	$—	$—	$297	$9,692
Real estate at cost	$499,349	$731,900	$211,912	$—	$—	$(14,994)	$1,428,167
Total assets	$614,100	$875,623	$191,840	$41,304	$—	$(116,400)	$1,606,467
Expenditures for redevelopment and improvements	$4,119	$13,547	$1,063	$—	$—	$(738)	$17,991
Acquisition of real estate	$25,800	$—	$—	$—	$—	$—	$25,800

Reconciliation to net income and net income attributable to Common Shareholders
Income before depreciation and amortization and interest and other finance expense							$18,246
Other interest income							105
Depreciation and amortization							(8,183)
Equity in earnings of unconsolidated affiliates							3,110
Interest and other finance expense							(9,692)
Income tax benefit							(488)
Loss on debt extinguishment							(303)
Income from discontinued operations							876
Net income							4,647
Net income attributable to noncontrolling interests							(636)
Net income attributable to Common Shareholders							$4,011

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

12.	SEGMENT REPORTING (continued)

Nine Months Ended September 30, 2012
(dollars in thousands)	Core Portfolio	Opportunity Funds	Self- Storage Investments	Notes Receivable	Other	Amounts Eliminated in Consolidation	Total
Revenues	$50,193	$48,183	$19,204	$6,077	$17,615	$(16,530)	$124,742
Property operating expenses, other operating and real estate taxes	14,573	17,990	9,939	—	—	(2,208)	40,294
General and administrative	17,570	12,436	(38)	—	—	(11,814)	18,154
Income before depreciation, amortization and impairment	$18,050	$17,757	$9,303	$6,077	$17,615	$(2,508)	$66,294
Depreciation and amortization	$12,954	$13,673	$3,440	—	—	$(741)	$29,326
Interest and other finance expense	$11,159	$12,394	$2,591	—	—	531	$26,675
Real estate at cost	$634,851	$868,206	$217,296	—	—	$(17,035)	$1,703,318
Total assets	$786,041	$993,046	$193,225	$78,826	—	$(151,555)	$1,899,583
Expenditures for real estate and improvements	$13,333	$40,806	$3,296	—	—	$(1,618)	$55,817
Acquisition of real estate	$78,370	$58,838	$—	—	—	$—	$137,208

Reconciliation to net income and net income attributable to Common Shareholders
Income before depreciation and amortization and interest and other finance expense							$66,294
Other interest income							131
Depreciation and amortization							(29,326)
Equity in earnings of unconsolidated affiliates							1,997
Interest and other finance expense							(26,675)
Income tax expense							1,137
Income from discontinued operations							783
Gain on sale of property							8,585
Net income							20,652
Net income attributable to noncontrolling interests							(2,223)
Net income attributable to Common Shareholders							$18,429

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

12.	SEGMENT REPORTING (continued)

Nine Months Ended September 30, 2011
(dollars in thousands)	Core Portfolio	Opportunity Funds	Self- Storage Investments	Notes Receivable	Other	Amounts Eliminated in Consolidation	Total
Revenues	$42,820	$39,674	$17,148	$9,506	$16,761	$(15,608)	$110,301
Property operating expenses, other operating and real estate taxes	12,659	13,880	10,431	—	—	(1,734)	35,236
General and administrative	18,318	9,443	—	—	—	(10,612)	17,149
Income before depreciation and amortization	$11,843	$16,351	$6,717	$9,506	$16,761	$(3,262)	$57,916
Depreciation and amortization	$10,475	$10,980	$3,089	—	—	$(584)	$23,960
Interest and other finance expense	$12,294	$11,597	$2,835	—	—	724	$27,450
Real estate at cost	$499,349	$731,900	$211,912	—	—	$(14,994)	$1,428,167
Total assets	$614,100	$875,623	$191,840	$41,304	—	$(116,400)	$1,606,467
Expenditures for real estate and improvements	$8,828	$34,732	$3,179	—	—	$(1,645)	$45,094
Acquisition of real estate	$59,015	$31,600	$—	—	—	$—	$90,615

Reconciliation to net income and net income attributable to Common Shareholders
Income before depreciation and amortization and interest and other finance expense							$57,916
Other interest income							219
Depreciation and amortization							(23,960)
Equity in earnings of unconsolidated affiliates							3,025
Interest and other finance expense							(27,450)
Income tax benefit							(4)
Gain on debt extinguishment							1,268
Impairment of asset							(6,925)
Income from discontinued operations							2,745
Gain on sale of property							32,498
Net income							39,340
Net loss attributable to noncontrolling interests							4,328
Net income attributable to Common Shareholders							43,668

13.	LONG-TERM INCENTIVE COMPENSATION

LONG-TERM INCENTIVE COMPENSATION

The Company maintains the Amended and Restated 2006 Share Incentive Plan (the “Share Incentive Plan”). The 2003 share incentive plan was terminated upon the approval by the shareholders of the Company of the Share Incentive Plan at the Annual Meeting of Shareholders in May 2012. The Share Incentive Plan increased the amount of options, Restricted Shares and LTIP Units available to officers and employees by 1.9 million shares.

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

The total value of the above Restricted Share Units and LTIP Units as of the grant date was $6.4 million, of which $2.6 million was recognized in compensation expense during 2011 and $3.8 million will be recognized in compensation expense over the vesting period. Compensation expense of $0.2 million and $0.6 million has been recognized in the accompanying statements of income related to these awards for the three and nine months ended September 30, 2012.

Total long-term incentive compensation expense, including the expense related to the above-mentioned plans, was $0.9 million and $1.0 million for the three months ended September 30, 2012 and 2011, respectively and $2.7 million and $3.2 million for the nine months ended September 30, 2012 and 2011, respectively.

In 2009, the Company adopted the Long Term Investment Alignment Program (the “Program”) pursuant to which the Company may award units primarily to senior executives which would entitle them to receive up to 25% of any future Fund III Promote when and if such Promote is ultimately realized. The Company has awarded units representing 81% of the Program, which were determined to have no value at issuance or as of September 30, 2012. In accordance with ASC Topic 718, “Compensation - Stock Compensation,” compensation relating to these awards will be recorded based on the change in the estimated fair value at each reporting period.

14.    SUBSEQUENT EVENTS
During October 2012, the Company acquired a 129,000 square foot single-tenant property occupied by Home Depot located in Bloomfield, New Jersey for $12.5 million.
During October 2012, the Company completed a public share offering of approximately 3.5 million Common Shares for $86.9 million. Net proceeds after expenses were approximately $85.8 million.
During October 2012, Fund III refinanced 11 of its self-storage facilities for $120.0 million. The new loan bears interest at LIBOR plus 215 basis points and matures October 24, 2013, and has a one-year extension option. The proceeds from this loan were used to pay off the existing $41.9 million loan on six self-storage facilities and, together with cash available in Fund III, liquidated the balance of the amount outstanding under the Fund III subscription line of credit in the amount of $82.9 million and terminated the subscription line of credit agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is based on our consolidated financial statements as of September 30, 2012 and 2011 and for the three and nine months then ended. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

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

As of September 30, 2012, we operated 95 properties, which we own or have an ownership interest in, within our Core Portfolio or within our Opportunity Funds. These properties consist of commercial properties, which are primarily neighborhood and community shopping centers, mixed-use properties with a strong retail component and self-storage properties. The properties we operate are located primarily along the East Coast and in Chicago.

•	Core Portfolio

◦
Our Core Portfolio consists of those properties either 100% owned, or partially owned through joint venture interests, by the Operating Partnership, or subsidiaries thereof, not including those properties owned through our Opportunity Funds. There are 58 properties in our Core Portfolio totaling approximately 5.1 million square feet. As of September 30, 2012, the Core Portfolio physical occupancy was 92.9%; leased occupancy was 94.8% including executed leases.

•	Opportunity Funds

◦	Fund I has three remaining properties comprising 97,500 square feet.

◦
Fund II has nine properties representing 1.2 million square feet, seven of which are currently operating, one of which is under construction, and one of which is in the design phase. Three of the properties also include self-storage facilities.

◦	Fund III has 25 properties totaling approximately 2.8 million square feet, of which 11 locations representing 1.1 million net rentable square feet are self-storage facilities.

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

RESULTS OF OPERATIONS
A discussion of the significant variances and primary factors contributing thereto within the results of operations are addressed below (where there were no significant variances in the tables, the information is presented without further discussion):

Comparison of the three months ended September 30, 2012 (“2012”) to the three months ended September 30, 2011 (“2011”)

Revenues	2012				2011
(dollars in millions)	Core Portfolio	Opportunity Funds	Self- Storage Investments	Notes Receivable and Other	Core Portfolio	Opportunity Funds	Self- Storage Investments	Notes Receivable and Other
Rental income	$14.6	$14.3	$6.1	$—	$11.6	$10.9	$5.5	$—
Interest income	—	—	—	1.9	—	—	—	1.6
Expense reimbursements	3.3	2.7	—	—	2.6	2.7	—	—
Management fee income (1)	—	—	—	0.3	—	—	—	0.3
Lease termination income	—	0.2	—	—	0.1	—	—	—
Other	—	0.1	0.6	—	—	—	0.6	—
Total revenues	$17.9	$17.3	$6.7	$2.2	$14.3	$13.6	$6.1	$1.9

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

Rental income in the Core Portfolio increased $3.0 million primarily as a result of additional rents of (i) $2.0 million following the acquisitions of 330 River Street, 28 Jericho Turnpike, five Chicago street retail properties, 83 Spring Street and Rhode Island Place ("2012 Core Acquisitions"), (ii) $0.3 million following the acquisitions of West Diversey, 4401 White Plains Road and six Chicago street retail properties ("2011 Core Acquisitions") and (iii) $0.4 million as a result of re-anchoring and leasing activities at the Bloomfield Town Square and 2914 Third Avenue ("Core Redevelopment Properties"). Rental income in the Opportunity Funds increased $3.4 million primarily as a result of additional rents of (i) $1.2 million following the acquisitions of 640 Broadway and Lincoln Park Centre ("2012 Fund Acquisitions"), (ii) $0.9 million following the acquisitions of Heritage Shops, 654 Broadway and New Hyde Park Shopping Center (“2011 Fund Acquisitions”) and (iii) $1.3 million from leases that commenced during 2011 and 2012 at the Canarsie Plaza, Fordham Place and 161st Street (“Fund Redevelopment Properties”).

Operating Expenses	2012				2011
(dollars in millions)	Core Portfolio	Opportunity Funds	Self- Storage Investments	Notes Receivable and Other	Core Portfolio	Opportunity Funds	Self- Storage Investments	Notes Receivable and Other
Property operating	$2.4	$3.2	$2.8	$(0.7)	$1.3	$2.5	$3.1	$(0.6)
Other operating	0.4	0.2	—	—	0.5	0.1	—	—
Real estate taxes	2.8	2.4	0.6	—	2.3	2.0	0.6	—
General and administrative	5.5	4.9	—	(3.4)	6.4	3.4	—	(4.0)
Depreciation and amortization	4.7	4.7	1.2	(0.2)	3.5	3.8	1.1	(0.2)
Total operating expenses	$15.8	$15.4	$4.6	$(4.3)	$14.0	$11.8	$4.8	$(4.8)

Property operating expenses in the Core Portfolio increased $1.1 million as a result of the 2012 Core Acquisitions and an increase in credit loss during 2012.

The increase in general and administrative expense in the Opportunity Funds related to an increase in legal costs incurred during 2012.

Depreciation and amortization in the Core Portfolio increased $1.2 million as a result of the 2012 Core Acquisitions and the Core Redevelopment Projects.

Other	2012				2011
(dollars in millions)	Core Portfolio	Opportunity Funds	Self- Storage Investments	Notes Receivable and Other	Core Portfolio	Opportunity Funds	Self- Storage Investments	Notes Receivable and Other
Equity in (losses) earnings of unconsolidated affiliates	$—	$(1.6)	$(0.9)	$—	$0.1	$3.9	$(0.9)	$—
Other interest income	—	—	—	0.1	—	—	—	0.1
Loss on debt extinguishment	—	—	—	—	(0.3)	—	—	—
Interest and other finance expense	(4.1)	(4.4)	(0.8)	(0.2)	(4.0)	(4.5)	(0.9)	(0.3)
Income tax (benefit) provision	0.1	—	(0.2)	—	(0.3)	—	(0.2)	—
Income from discontinued operations	—	—	—	6.0	—	—	—	0.8
Net loss (income) attributable to noncontrolling interests -
- Continuing operations	—	5.6	—	—	—	—	—	—
- Discontinued operations	—	—	—	(4.7)	—	—	—	(0.6)

Equity in (losses) earnings of unconsolidated affiliates in the Opportunity Funds decreased primarily as a result of the Mervyns legal settlement expenses of $1.7 million during 2012 following the settlement of certain legal proceedings (reference is made to Legal Proceedings in Part II, Item 1 in this Form 10-Q) and a decrease of $4.5 million in distributions in excess of basis from our

Albertson's investment in 2011.

Income from discontinued operations represents activity related to a property sale during 2012. Reference is made to Note 4 in the Notes to Consolidated Financial Statements in Part 1, Item 1 in this Form 10-Q for a discussion of the Company's 2012 and 2011 dispositions.

Net loss (income) attributable to noncontrolling interests - Continuing operations and Discontinued operations primarily represents the noncontrolling interests' share of all the Opportunity Funds variances discussed above.

Comparison of the nine months ended September 30, 2012 (“2012”) to the nine months ended September 30, 2011 (“2011”)

Revenues	2012				2011
(dollars in millions)	Core Portfolio	Opportunity Funds	Self- Storage Investments	Notes Receivable and Other	Core Portfolio	Opportunity Funds	Self- Storage Investments	Notes Receivable and Other
Rental income	$41.2	$38.6	$17.4	$—	$34.0	$32.0	$15.7	$—
Interest income	—	—	—	6.0	—	—	—	9.5
Expense reimbursements	8.9	9.1	—	—	8.4	7.7	—	—
Management fee income (1)	—	—	—	1.2	—	—	—	1.2
Lease termination income	—	0.2	—	—	0.1	—	—	—
Other	—	0.4	1.7	—	0.3	—	1.4	—
Total revenues	$50.1	$48.3	$19.1	$7.2	$42.8	$39.7	$17.1	$10.7

See Note (1) on page 28.

Rental income in the Core Portfolio increased $7.2 million primarily as a result of additional rents of (i) $3.5 million following the 2012 Core Acquisitions, (ii) $2.4 million following the 2011 Core Acquisitions and (iii) $0.8 million from the Core Redevelopment Properties. Rental income in the Opportunity Funds increased from additional rents of (i) $2.0 million following the 2012 Fund Acquisitions, (ii) $2.3 million following the 2011 Fund Acquisitions and (iii) $2.4 million from the Fund Redevelopment Properties. Rental income in the Self Storage Investments increased $1.7 million primarily as a result of increased occupancy throughout the Storage Portfolio.

Interest income in Notes Receivable and Other decreased primarily as a result of the full repayment of two notes during 2011. This was partially offset by new notes originated during 2012.

Expense reimbursements in the Opportunity Funds increased for both real estate taxes and common area maintenance ("CAM") as a result of the Fund Redevelopment Properties and the 2012 and 2011 Fund Acquisitions.

Operating Expenses	2012				2011
(dollars in millions)	Core Portfolio	Opportunity Funds	Self- Storage Investments	Notes Receivable and Other	Core Portfolio	Opportunity Funds	Self- Storage Investments	Notes Receivable and Other
Property operating	$5.9	$9.1	$8.5	$(2.2)	$5.7	$8.5	$8.4	$(1.7)
Other operating	1.2	1.9	—	—	0.6	0.1	—	—
Real estate taxes	7.4	7.0	1.5	—	6.4	5.3	2.0	—
General and administrative	17.6	12.4	—	(11.8)	18.3	9.4	—	(10.6)
Depreciation and amortization	12.9	13.7	3.4	(0.7)	10.5	11.0	3.1	(0.6)
Total operating expenses	$45.0	$44.1	$13.4	$(14.7)	$41.5	$34.3	$13.5	$(12.9)

Other operating expense in the Opportunity Funds increased as a result of acquisition costs related to the 2012 Fund Acquisitions.

Real estate tax expense in the Core Portfolio increased as a result of the 2012 and 2011 Core Acquisitions. Real estate tax expense in the Opportunity Funds increased as a result of the Fund Redevelopment Properties and the 2012 and 2011 Fund Acquisitions.

The increase in general and administrative expense in the Opportunity Funds related to the variances discussed for the three months ended September 30, 2012 and 2011 as well as an increase in promote expense attributable to Fund I during 2012. The decrease in general and administrative expense in Notes Receivable and Other related to the increase in Fund I Promote expense eliminated for financial presentation purposes.

Core Portfolio depreciation and amortization increased $2.4 million primarily as a result of the 2012 and 2011 Core Acquisitions. Depreciation and amortization expense in the Opportunity Funds increased $2.7 million due to the Fund Redevelopment Properties and the 2012 and 2011 Fund Acquisitions.

Other	2012				2011
(dollars in millions)	Core Portfolio	Opportunity Funds	Self- Storage Investments	Notes Receivable and Other	Core Portfolio	Opportunity Funds	Self- Storage Investments	Notes Receivable and Other
Equity in earnings (losses) of unconsolidated affiliates	$0.2	$4.2	$(2.4)	$—	$0.5	$4.9	$(2.4)	$—
Other interest income	—	—	—	0.1	—	—	—	0.2
Gain on debt extinguishment	—	—	—	—	1.3	—	—	—
Interest and other finance expense	(11.2)	(12.7)	(2.6)	(0.5)	(12.3)	(11.6)	(2.8)	(0.7)
Income tax (benefit) provision	1.9	—	(0.8)	—	0.6	—	(0.6)	—
Income from discontinued operations	—	—	—	9.4	—	—	—	28.3
Net loss (income) attributable to noncontrolling interests -
- Continuing operations	0.1	5.3	—	—	(0.5)	5.5	—	—
- Discontinued operations	—	—	—	(7.6)	—	—	—	(0.7)

Equity in earnings (losses) of unconsolidated affiliates in the Opportunity Funds decreased primarily from those factors as discussed for the three months ended September 30, 2012 and 2011. These were partially offset by our share of the $3.4 million gain on the sale of an unconsolidated Opportunity Fund investment during 2012.

The $1.3 million gain on extinguishment of debt in the Core Portfolio was attributable to the purchase of mortgage debt at a discount during 2011.

Interest expense in the Core Portfolio decreased $1.1 million in 2012 primarily as a result of the purchase of the Company's Convertible Notes in 2011 and an increase in capitalized interest in 2012. Interest expense in the Opportunity Funds increased $1.1 million in 2012 which was primarily attributable to higher average interest rates in 2012 resulting in an increase of $2.6 million. This was partially offset by a decrease of $1.2 million due to a decrease in average outstanding borrowings in 2012.

The variance in the income tax provision in the Core Portfolio was attributable to an overaccrual of the 2010 tax liability recorded in 2011 at the TRS level.

Income from discontinued operations represents activity related to property sales in 2012 and 2011. Reference is made to Note 4 in the Notes to Consolidated Financial Statements in Part 1, Item 1 in this Form 10-Q for a discussion of the Company's 2012 and 2011 dispositions.

Net loss (income) attributable to noncontrolling interests - Continuing Operations and Discontinued Operations primarily represents the noncontrolling interests' share of all the Opportunity Funds variances discussed above.

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

Net Property Operating Income

NOI is determined as follows:

Reconciliation of Operating Income to NOI - Core Portfolio
(dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Operating Income	$12.6	$10.1	$37.0	$34.0
Add back:
General and administrative	7.0	5.7	18.1	17.1
Depreciation and amortization	10.3	8.2	29.3	24.0
Less:
Management fee income	(0.3)	(0.3)	(1.2)	(1.2)
Interest income	(1.9)	(1.6)	(6.0)	(9.5)
Straight-line rent and other adjustments	(3.1)	(1.5)	(8.1)	(6.2)
Consolidated NOI	24.6	20.6	69.1	58.2

Noncontrolling interest in NOI	(8.3)	(6.6)	(20.9)	(17.6)
Operating Partnership's interest in Opportunity Funds	(2.8)	(2.8)	(8.9)	(7.5)
NOI - Core Portfolio	$13.5	$11.2	$39.3	$33.1

Same Store NOI includes properties that we owned for both the current and prior periods presented, but excludes those properties which we acquired, expect to sell/sold or redeveloped during these periods. The following table summarizes Same Store NOI for our Core Portfolio for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2012	2011	2012	2011
NOI	$13.5	$11.2	$39.3	$33.1
Less properties excluded from Same Store NOI	(3.1)	(1.4)	(9.6)	(4.5)
Same Store NOI	$10.4	$9.8	$29.7	$28.6

Percent change from historic period	6.2%		4.0%

Components of Same Store NOI
Same Store Revenues	$14.7	$13.8	$41.2	$41.4
Same Store Operating Expenses	4.3	4.0	11.5	12.8
Same Store NOI	$10.4	$9.8	$29.7	$28.6

Rent Spreads on Core Portfolio New and Renewal Leases

Following is a summary of rent spreads on new and renewal leases based on leases executed within our Core Portfolio for the three and nine months ended September 30, 2012:

	Three Months Ended		Nine Months Ended
	September 30, 2012		September 30, 2012
Core Portfolio New and Renewal Leases	Cash Basis	Straight-Line Basis	Cash Basis	Straight-Line Basis
Number of new and renewal leases executed	18	18	45	45
Gross leasable area	47,922	47,922	228,766	228,766
New base rent (2)	$24.45	$24.82	$16.86	$17.45
Expiring base rent (2)	$23.75	$22.99	$16.91	$16.22
Percent growth in base rent	3.0%	8.0%	(0.4)%	0.8%
Average cost per square foot (1)	$13.29	$13.29	$6.71	$6.71
Weighted average lease term (years)	5.2	5.2	4.3	4.3
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
As of September 30, 2012, the self-storage portfolio was, in the aggregate, 92.8% occupied. For the three months ended September 30, 2012, we had storage unit move-ins of 2,484 and storage unit move-outs of 2,463, out of a total of approximately 16,000 storage units.
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

The reconciliation of net income to FFO for the three and nine months ended September 30, 2012 and 2011 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(amounts in millions, except per share amounts)	2012	2011	2012	2011
Funds From Operations
Net income attributable to Common Shareholders	$7.6	$4.0	$18.4	$43.7
Depreciation of real estate and amortization of leasing costs (net of noncontrolling interests’ share)
Consolidated affiliates	5.8	4.5	16.3	13.6
Unconsolidated affiliates	0.4	0.3	1.2	1.1
Gain on sale (net of noncontrolling interests’ share)
Consolidated affiliates	(1.2)	—	(1.4)	(29.4)
Unconsolidated affiliates	—	—	(0.6)	—
Impairment of asset	—	—	—	2.6
Income attributable to noncontrolling interests’ in Operating Partnership	0.1	0.1	0.3	0.5
Funds from operations	$12.7	$8.9	$34.2	$32.1
Funds From Operations per Share - Diluted
Weighted average number of Common Shares and OP Units	47.4	41.1	45.5	41.1
Diluted funds from operations, per share	$0.27	$0.22	$0.75	$0.78

USES OF LIQUIDITY

Our principal uses of liquidity are (i) distributions to our shareholders, OP unit holders and LTIP Unit holders, (ii) investments which include the funding of our capital committed to the Core Portfolio and property acquisitions and redevelopment/re-tenanting activities within our Opportunity Funds, and (iii) debt service and loan repayments.

Distributions

In order to qualify as a REIT for Federal income tax purposes, we must currently distribute at least 90% of our taxable income to our shareholders. For the three and nine months ended September 30, 2012, we paid dividends and distributions on our Common Shares, Common OP Units and LTIP Unit holders totaling $8.5 million and $24.5 million, respectively.

Investments

Fund I and Mervyns I

During 2001, we formed a limited partnership, Fund I, and in 2004 formed a limited liability company, Mervyns I, with four institutional investors with $90.0 million, in the aggregate, of committed discretionary capital. As of September 30, 2012, $86.6 million has been invested in Fund I and Mervyns I, of which the Operating Partnership contributed $19.2 million. Fund I and Mervyns I have returned all invested capital and accumulated preferred return thus triggering our Promote in all future Fund I and Mervyns I earnings and distributions.

Fund I currently has ownership interests in three assets comprising 97,500 square feet.

Reference is made to Note 5 in the Notes to Consolidated Financial Statements in Part 1, Item 1 in this Form 10-Q for a discussion of RCP investments made by Mervyns I to date.

Fund II and Mervyns II

During 2004, we, along with the same investors in Fund I and two new institutional investors, formed Fund II, and Mervyns II with $300.0 million, in the aggregate, of committed discretionary capital. Fund II's primary investment focus has been in the New York Urban Infill Redevelopment Initiative and the RCP Venture which are discussed below. As of September 30, 2012, all of the $300.0 million in capital commitments has been invested in Fund II and Mervyns II, of which the Operating Partnership contributed $60.0 million.

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

To date, Fund II has invested in nine New York Urban Infill Redevelopment construction projects, eight of which were made through Acadia Urban Development, as follows:

				Redevelopment (dollars in millions)
Property	Location	Year acquired	Costs to date (4)	Anticipated additional costs (4)	Estimated construction completion	Square feet upon completion	Cost per square foot (4)
Liberty Avenue (1)	Queens	2005	$16.0	$—	Completed	125,000	$128.0
216th Street	Manhattan	2005	27.7	—	Completed	60,000	462.0
Fordham Place	Bronx	2004	137.0	—	Completed	262,000	523.0
Pelham Manor Shopping Center (1)	Westchester	2004	63.6	0.5	Completed	320,000	200.0
161st Street (2)	Bronx	2005	68.2	2.7	TBD	232,000	306.0
Atlantic Avenue (3)	Brooklyn	2007	22.8	—	Completed	110,000	207.0
Canarsie Plaza	Brooklyn	2007	92.1	—	Completed	274,000	336.0
CityPoint (1)	Brooklyn	2007	128.2	121.8 - 211.8	TBD	685,000 - 710,000	365 - 479
Sherman Plaza	Manhattan	2005	34.6	TBD	TBD	TBD
Total			$590.2
Notes:
TBD - To be determined. Due to the ongoing planning and design of the projects, these items are indeterminable at this time.
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

Fund III

During 2007, we formed Fund III with 14 institutional investors, including all of the investors from Fund I and a majority of the investors from Fund II with capital commitments aggregating $502.5 million of committed discretionary capital. As of September 30, 2012 a total of $341.0 million capital commitments have been invested in Fund III, of which the Operating Partnership contributed $67.9 million. Following the launch of Fund IV during 2012, the Fund III acquisition phase was concluded and the total future capital commitments reduced to $134.0 million. This amount is expected to be used to fund acquisitions completed through October 2012 and existing redevelopment projects of which the Operating Partnership's share of this is expected to be $26.7 million. As a result, the total capital to be invested for Fund III from inception is anticipated to be $475.0 million.

New York Urban Infill Redevelopment Initiative

Fund III has invested in one New York Urban Infill Redevelopment located in Brooklyn, New York. Costs incurred to date for this property acquired during 2007 totaled $22.8 million through September 30, 2012. As this project is still in the design phase, the timing and ultimate costs of redevelopment are indeterminable at this time.

Other Fund III Investments
During April 2012, Fund III acquired a loan, collateralized by a property, for $18.5 million.

Fund III currently owns, or has ownership interests in, the following 24 assets comprising approximately 2.8 million square feet as follows:

(dollars in millions)
Property	Location	Date Acquired	Purchase Price	GLA
3104 M Street	Washington, D.C.	August 2012	$3.0	4,900
Cortlandt Crossing	Westchester Co. NY	August 2012	11.0	TBD
Arundel Plaza	Glen Burnie, MD	August 2012	17.6	265,000
Broad Hollow Commons	Farmingdale, NY	August 2012	10.6	TBD
Lincoln Park Centre	Chicago, IL	April 2012	31.5	62,700
640 Broadway	New York, NY	February 2012	16.3	45,700
New Hyde Park Shopping Center	New Hyde Park, NY	December 2011	11.2	31,500
654 Broadway	New York, NY	December 2011	13.7	18,700
Parkway Crossing	Baltimore, MD	December 2011	21.6	260,000
Heritage Shops	Chicago, IL	April 2011	31.6	105,000
Lincoln Road	South Miami Beach, FL	February 2011	51.9	61,400
White City Shopping Center	Shrewsbury, MA	December 2010	56.0	225,200
Cortlandt Towne Center	Westchester Co. NY	January 2009	78.0	642,000
Self-storage Portfolio (11 locations)	Various NY and NJ locations	February 2008	174.0	1,124,000
Total			$528.0	2,846,100

Reference is made to Note 4 in the Notes to Consolidated Financial Statements in Part 1, Item 1 in this Form 10-Q for a discussion of Fund III's 2012 acquisitions.

Fund IV

Following a final closing during September 2012, Fund IV has not yet made any investments.

Notes Receivable

Reference is made to Note 6 to the Notes to Consolidated Financial Statements in Part 1, Item 1 in this Form 10-Q for an overview of our 2012 notes receivable investments.

Core Portfolio Property Acquisitions, Redevelopment and Expansion

Through October 31, 2012, we acquired 11 properties for an aggregate purchase price of $135.2 million. Reference is made to Note 4 and to Note 14 in the Notes to Consolidated Financial Statements in Part 1, Item 1 in this Form 10-Q for a discussion of these investments.

In addition to these acquisitions, we are currently under contract to purchase properties for an aggregate purchase price of $175.3 million. The majority of these potential transactions are still under due diligence review by us. Furthermore, the closings of these transactions currently under contract are subject to customary closing conditions and lender's approval for the assumption of $4.5 million of first mortgage debt. As such, no assurance can be given that we will successfully complete these transactions.
Our Core Portfolio redevelopment and re-anchoring programs focus on selecting well-located urban/street retail locations and suburban shopping centers and creating significant value through re-tenanting and property redevelopment. During 2011, we initiated the re-anchoring of three properties, the Bloomfield Town Square and two former A&P supermarket anchors located at our Crossroads Shopping Center and The Branch Plaza. As of September 30, 2012, the Bloomfield Town Square re-anchoring was completed. In addition, during October 2012, LA Fitness opened for business in 45,000 square feet of the space formerly leased to an A&P supermarket at The Branch Plaza. Costs to date associated with these re-anchorings totaled $10.6 million. Remaining costs associated with these re-anchorings is anticipated to range between $4.0 million and $6.0 million.

Share Repurchase

We have an existing share repurchase program that authorizes management, at its discretion, to repurchase up to $20.0 million of our outstanding Common Shares. The program may be discontinued or extended at any time and there is no assurance that we will purchase the full amount authorized. Under this program we have repurchased 2.1 million Common Shares, none of which were repurchased after December 2001. As of September 30, 2012, management may cause the Company to repurchase up to approximately $7.5 million of our outstanding Common Shares under this program.

SOURCES OF LIQUIDITY

Sources of capital for funding property acquisitions, redevelopment, expansion and re-tenanting are expected to be obtained primarily from (i) the issuance of public equity or debt instruments, (ii) noncontrolling interests' unfunded capital commitments in Funds III and IV of $107.3 and $411.2 million, respectively, (iii) cash on hand and cash flow from operating activities, (iv) additional debt financings, (v) future sales of existing properties.

As of September 30, 2012, we had approximately $64.5 million of additional capacity under existing debt facilities and cash and cash equivalents of $85.3 million.

Shelf Registration Statements and Issuance of Equity

During April 2012, we filed a new shelf registration on Form S-3 providing for offerings of up to a total of $500.0 million of Common Shares, Preferred Shares, debt securities and other securities. We have remaining capacity under this registration statement to issue up to approximately $393.0 million of these securities.

During January 2012, we established an at-the-market ("ATM") equity program with an aggregate offering of up to $75.0 million in Common Shares. During the third quarter 2012, we completed such ATM program. Under this program, we issued approximately 3.3 million Common Shares which generated net proceeds of approximately $73.7 million.

During August 2012, we established a new ATM equity program with an additional aggregate offering amount of up to $125.0 million of gross proceeds from the sale of Common Shares. Through September 30, 2012, we issued approximately 1.0 million Common Shares which generated gross proceeds of approximately $25.4 million and net proceeds of approximately $25.0 million.
During October 2012, we completed a public share offering of approximately 3.5 million Common Shares for $86.9 million. Net proceeds after expenses were approximately $85.8 million.
Opportunity Fund Activity

During the first nine months of 2012, Fund III received capital contributions of $114.3 million to fund acquisitions and to pay down a portion of Fund III's credit facility.

Effective May 16, 2012, we formed Acadia Strategic Opportunity Fund IV LLC (“Fund IV”). During the quarter ended September 30, 2012, we completed its final closings with a total of $540.6 million of equity commitments with 17 institutional investors. The Operating Partnership's share of closed equity commitments totaled $125.0 million. During October 2012, Fund IV received capital contributions of $5.6 million, of which the Operating Partnership's share was $1.3 million.

Asset Sales

Asset sales are an additional source of liquidity for us. During June 2012, Fund I sold Tarrytown Centre, a 35,000 square foot shopping center, located in Westchester, New York, for $12.8 million, resulting in net proceeds of $4.1 million. We earned $0.6 million of Promote income in connection with this transaction. Also during June 2012, Fund III sold an unconsolidated affiliate, the Shop Rite at Orchard Center, a 64,600 square foot shopping center, located in Silver Spring, Maryland, for $13.8 million, resulting in net proceeds of $9.5 million. During August 2012, Fund III sold 125 Main Street, a 27,000 square foot shopping center, located in Westport, Connecticut for $33.5 million, resulting in net proceeds of $20.1 million.

Financing and Debt

As of September 30, 2012, mortgage and convertible notes payable aggregated $872.2 million, net of unamortized discount of $0.5 million, and the mortgages were collateralized by 42 properties and related tenant leases. Interest rates on our outstanding mortgage indebtedness and convertible notes payable ranged from 1.47% to 7.25% with maturities that ranged from November

2012 to September 2022. Taking into consideration $160.9 million of notional principal under variable to fixed-rate swap agreements currently in effect, $458.2 million of the mortgage and convertible notes payable, or 52.6%, was fixed at a 4.88% weighted average interest rate and $413.0 million, or 47.4% was floating at a 4.25% weighted average interest rate as of September 30, 2012. There is $94.5 million of debt maturing in 2012 at a weighted average interest rate of 2.57%. Of this amount, $2.3 million represents scheduled annual amortization. As it relates to the remaining maturities in 2012, we may not have sufficient cash on hand to repay such indebtedness, and, therefore, we expect to refinance at least a portion of this indebtedness or select other alternatives based on market conditions as these loans mature.

Reference is made to Note 8 in the Notes to Consolidated Financial Statements in Part 1, Item 1 in this Form 10-Q for an overview of transactions related to mortgage loans, bond financing and credit facilities during the nine months ended September 30, 2012.

The following table sets forth certain information pertaining to our secured credit facilities:

(dollars in millions) Borrower	Total amount of credit facility	Amount borrowed as of December 31, 2011	Net borrowings (repayments) during the nine months ended September 30, 2012	Amount borrowed as of September 30, 2012	Letters of credit outstanding as of September 30, 2012	Amount available under credit facilities as of September 30, 2012
Acadia Realty, LP	$64.5	$1.0	$(1.0)	$—	$—	$64.5
Fund II	32.4	40.0	(7.6)	32.4	—	—
Fund III	82.9	136.1	(53.2)	82.9	—	—
Total	$179.8	$177.1	$(61.8)	$115.3	$—	$64.5

The following table summarizes the Company’s mortgage and other secured indebtedness as of September 30, 2012 and December 31, 2011:

(dollars in millions)
Description of Debt and Collateral	September 30, 2012	December 31, 2011	Interest Rate at 9/30/12	Maturity	Payment Terms
Mortgage notes payable – variable-rate
Liberty Avenue	$9.2	$9.4	3.47% (LIBOR+3.25%)	11/1/2012	Interest only monthly
161st Street	28.9	28.9	6.22% (LIBOR+6.00%)	4/1/2013	Interest only monthly
CityPoint	20.7	20.7	2.72% (LIBOR+2.50%)	8/12/2013	Interest only monthly
Six self-storage properties	41.9	42.0	Greater of 4.65% or 4.37% (LIBOR+4.15%)	8/31/2013	Interest only monthly until 10/12; monthly principal and interest thereafter
Pelham Manor	33.9	34.0	2.97% (LIBOR+2.75%)	12/1/2013	Monthly principal and interest
Branch Shopping Plaza	12.6	12.8	2.47% (LIBOR+2.25%)	9/30/2014	Monthly principal and interest
Canarsie Plaza	69.0	56.5	2.47% (LIBOR+2.25%)	5/1/2015	Interest only monthly
640 Broadway	22.8	—	3.17% (LIBOR+2.95%)	7/1/2015	Interest only monthly until 7/14; monthly principal and interest thereafter
Atlantic Avenue	10.6	—	3.57% (LIBOR+3.35%)	7/1/2015	Monthly principal and interest
Heritage Shops	21.0	—	2.47% (LIBOR+2.25%)	8/10/2015	Interest only monthly until 9/13; monthly principal and interest thereafter
Fordham Place	83.3	84.2	3.22% (LIBOR+3.0%)	9/25/2015	Monthly principal and interest
Cortlandt Towne Center	50.0	50.0	2.12% (LIBOR+1.90%)	10/26/2015	Interest only monthly
Cortlandt Towne Center	23.7	—	2.52% (LIBOR+2.30%)	10/26/2015	Interest only monthly
Village Commons Shopping Center	9.2	9.3	1.62% (LIBOR+1.40%)	6/30/2018	Monthly principal and interest
West Diversey	15.4	—	2.12% (LIBOR+1.90%)	4/27/2019	Monthly principal and interest
4401 White Plains Rd	6.4	—	2.12% (LIBOR+1.90%)	8/1/2022	Monthly principal and interest
Sub-total mortgage notes payable	458.6	347.8
Secured credit facilities – variable-rate:
Fund III revolving subscription line of credit (2)	82.9	136.1	2.47% (LIBOR+2.25%)	10/10/2012	Interest only monthly
Six Core Portfolio properties	—	1.0	1.47% (LIBOR+1.25%)	12/1/2012	Annual principal and monthly interest
Fund II term loan	32.4	40.0	3.12% (LIBOR+2.90%)	12/22/2014	Interest only monthly
Sub-total secured credit facilities	115.3	177.1
Interest rate swaps (1)	(160.9)	(57.0)
Total variable-rate debt	413.0	467.9

(dollars in millions)
Description of Debt and Collateral	September 30, 2012	December 31, 2011	Interest Rate at 9/30/12	Maturity	Payment Terms
Mortgage notes payable – fixed-rate
Lincoln Park Centre	19.6	—	5.85%	12/1/2013	Monthly principal and interest
Clark Diversey	4.4	4.5	6.35%	7/1/2014	Monthly principal and interest
New Loudon Center	13.7	13.9	5.64%	9/6/2014	Monthly principal and interest
CityPoint	20.0	20.0	7.25%	11/1/2014	Interest only quarterly
Crescent Plaza	17.1	17.3	4.98%	9/6/2015	Monthly principal and interest
Pacesetter Park Shopping Center	11.8	11.9	5.12%	11/6/2015	Monthly principal and interest
Elmwood Park Shopping Center	33.4	33.7	5.53%	1/1/2016	Monthly principal and interest
Chicago Portfolio	14.4	—	5.62%	2/1/2016	Monthly principal and interest
Chicago Portfolio	1.5	—	5.55%	2/1/2016	Monthly principal and interest
The Gateway Shopping Center	20.1	20.3	5.44%	3/1/2016	Monthly principal and interest
330 River Street	7.0	—	6.26%	5/1/2016	Monthly principal and interest
330 River Street	4.2	—	3.68%	5/1/2016	Monthly principal and interest
Walnut Hill Plaza	23.3	23.5	6.06%	10/1/2016	Monthly principal and interest
Brentwood Shopping Center	16.5	—	6.35%	12/1/2016	Monthly principal and interest
239 Greenwich Avenue	26.0	26.0	5.42%	2/11/2017	Interest only monthly
Merrillville Plaza	26.2	26.2	5.88%	8/1/2017	Monthly principal and interest
216th Street	25.5	25.5	5.80%	10/1/2017	Interest only monthly
CityPoint	5.2	—	1.00%	8/23/2019	Interest only monthly
Atlantic Avenue	—	11.5	7.34%	1/1/2020
A&P Shopping Plaza	8.0	7.9	4.20%	9/6/2022	Monthly principal and interest
Interest rate swaps (1)	160.9	57.0	4.57%
Total fixed-rate debt	458.8	299.2
Unamortized premium	(0.5)	—
Total	$871.3	$767.1
(1) Represents the amount of the Company's variable-rate debt that has been fixed through certain cash flow hedge transactions. Reference is made to Note 7 to the Notes to Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q for a discussion of these transactions.
(2) The Fund III revolving subscription line of credit is secured by unfunded investor capital commitments. Subsequent to September 30, 2012, this facility was repaid and terminated. Reference is made to Note 14 to the Notes to Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q for a discussion of this transaction.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

At September 30, 2012, maturities on our mortgage notes payable and convertible notes payable ranged from October 2012 to September 2022. In addition, we have non-cancelable ground leases at nine of our shopping centers. We also lease space for our corporate headquarters for a term expiring in 2015. The following table summarizes our debt maturities, obligations under non-cancelable operating leases and construction contracts as of September 30, 2012:

(dollars in millions)	Payments due by period
Contractual obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Future debt maturities	$872.7	$192.5	$283.1	$331.4	$65.7
Interest obligations on debt	106.5	35.3	49.1	17.8	4.3
Operating lease obligations	158.4	5.0	9.6	8.0	135.8
Construction commitments	27.6	27.6	—	—	—
Total	$1,165.2	$260.4	$341.8	$357.2	$205.8

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

Reference is made to Note 5 in the Notes to Consolidated Financial Statements in Part 1, Item 1 in this Form 10-Q for a discussion of our unconsolidated investments. Our pro-rata share of unconsolidated debt related to these investments is as follows:

(dollars in millions)	Pro-rata share of mortgage debt	Interest rate as of
Investment	Operating Partnership	September 30, 2012	Maturity Date
Crossroads	$29.2	5.37%	December 2014
Brandywine Portfolio	36.9	5.99%	July 2016
White City Shopping Center	6.5	2.82%	December 2017
Lincoln Road	3.8	6.14%	August 2014
Georgetown Portfolio	5.0	5.11%	October 2012 - May 2021
Parkway Crossing	2.5	2.42%	January 2015
Arundel Plaza	1.7	5.60%	April 2015
Total	$85.6

In addition, we have arranged for the provision of one separate letter of credit in connection with certain leases and investments. As of September 30, 2012, there was no outstanding balance under the letter of credit. If the letter of credit was fully drawn, the maximum amount of our exposure would be $4.6 million.

In addition to our derivative financial instruments, one of our unconsolidated affiliates is a party to two separate interest rate LIBOR swaps with a notional value of $29.2 million, which effectively fix the interest rate at 5.54% and expire in December 2017. Our pro-rata share of the fair value of the derivative liabilities totaled $0.5 million at September 30, 2012.

HISTORICAL CASH FLOW

The following table compares the historical cash flow for the nine months ended September 30, 2012 (“2012”) with the cash flow for the nine months ended September 30, 2011 (“2011”):

	Nine Months Ended September 30,
(dollars in millions)	2012	2011	Change
Net cash provided by operating activities	$35.9	$39.1	$(3.2)
Net cash used in investing activities	(190.1)	(98.7)	(91.4)
Net cash provided by financing activities	149.6	37.0	112.6
Total	$(4.6)	$(22.6)	$18.0

A discussion of the significant changes in cash flow for 2012 compared to 2011 is as follows:

The decrease of $3.2 million in net cash provided by operating activities primarily resulted from the following:

Items which contributed to a decrease in cash from operating activities:

•	Additional cash of $7.5 million received in 2011 for accrued interest on a mezzanine loan

•	Additional cash of $5.7 million used to fund deposits for potential acquisitions during 2012

Items which contributed to an increase in cash from operating activities:

•	Additional rents received from 2012 and 2011 Core and Fund Property Acquisitions and Redevelopment Properties

•	Additional funding of $3.0 million for prepaid rents for the Citypoint development project during 2011

The increase of $91.4 million in net cash used in investing activities primarily resulted from the following:

Items which contributed to a decrease in cash from investing activities:

•	An increase of $46.6 million used in 2012 for the acquisition of real estate

•	An increase of $26.7 million in additional advances of notes receivable during 2012

•	An increase of $10.7 million in expenditures for redevelopment and tenant installations during 2012

•	A decrease of $46.2 million from the collection of notes receivable during 2012

Items which contributed to an increase in cash from investing activities:

•	A decrease of $27.2 million in investments and advances to unconsolidated affiliates in 2012 primarily related to the acquisitions of Lincoln Road and the Shop Rite at Orchard Center during 2011

•	An increase of $9.8 million in return of capital from unconsolidated affiliates in 2012 due to the sale of the Shop Rite at Orchard Center in 2012

The $112.6 million increase in net cash provided by financing activities resulted primarily from the following:

Items which contributed to an increase in cash from financing activities:

•	An additional $105.5 million in proceeds from mortgage notes during 2012

•	An additional $96.9 million of net proceeds from the issuance of Common Shares in connection with our ATM

•	An additional $78.7 million of contributions from noncontrolling interests during 2012

•	An additional $22.0 million in principal payments on convertible notes during 2011

Items which contributed to a decrease in cash from financing activities:

•	An increase of $123.0 million in principal payments on mortgage notes during 2012

•	An increase of $62.0 million in distributions to noncontrolling interests during 2012

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

Currently, we manage our exposure to fluctuations in interest rates primarily through the use of fixed-rate debt and interest rate swap and cap agreements. As of September 30, 2012, we had total mortgage debt and convertible notes payable of $872.7 million, of which $459.7 million or 52.7% was fixed-rate, inclusive of interest rate swaps, and $413.0 million or 47.3% was variable-rate based upon LIBOR plus certain spreads. As of September 30, 2012, we were a party to nine interest rate swap transactions and five interest rate caps to hedge our exposure to changes in interest rates with respect to $160.9 million and $181.0 million of LIBOR-based variable-rate debt, respectively. We were also a party to one forward interest rate swap transactions with respect to $12.5 million of LIBOR-based variable-rate debt.

Of our total consolidated outstanding debt, $94.5 million and $170.4 million will become due in 2012 and 2013, respectively. As we intend on refinancing some or all of such debt at the then-existing market interest rates, which may be greater than the current interest rate, our interest expense would increase by approximately $2.6 million annually if the interest rate on the refinanced debt increased by 100 basis points. After giving effect to noncontrolling interests, the Company’s share of this increase would be $0.6 million.

Interest expense on our consolidated variable-rate debt, net of variable to fixed-rate swap agreements currently in effect, as of September 30, 2012 would increase by $4.1 million annually if LIBOR increased by 100 basis points. After giving effect to noncontrolling interests, the Company’s share of this increase would be $0.6 million. We may seek additional variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, we would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.

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

Part II.    Other Information
Item 1.    Legal Proceedings.
In September 2008, the Company, certain of its subsidiaries, and other unrelated entities (the "Investor Consortium") were named as defendants in an adversary proceeding brought by Mervyn's LLC ("Mervyns") in the United States Bankruptcy Court for the District of Delaware. The action involved five claims alleging fraudulent transfers in which Mervyns was nominally seeking approximately $1.175 billion in damages from the Investor Consortium, although the actual claims made by the administrator and the unsecured creditors were substantially less. The first claim contended that, at the time of the sale of Mervyns by Target Corporation ("Target") to the Investor Consortium, a transfer of assets was made in an effort to defraud creditors. The Company believed that this aspect of the case was without merit. The remaining four claims relate to transfers of assets of Mervyns at various times after the sale by Target. The Company believed that there were substantial defenses to these claims.

During the third quarter of 2012, the parties to this litigation arrived at an agreement to settle the claim. The settlement was approved by the bankruptcy court, and provides for a payment of $163.7 million. Based on the defendants' agreement, the net cost of the settlement to the Investor Consortium would amount to approximately $143.6 million. After applying cash on hand at the investee level, Mervyns I and Mervyns II's combined contribution to this settlement will be approximately $0.9 million. In addition, the Company reduced its carrying value of these investments from $6.3 million to its fair value of $5.5 million. In total, this resulted in a charge of $1.7 million during the quarter ended September 30, 2012, of which the Operating Partnership's share, net of income taxes was $0.2 million.

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

ACADIA REALTY TRUST

November 8, 2012	/s/ Kenneth F. Bernstein Kenneth F. Bernstein President and Chief Executive Officer (Principal Executive Officer)

November 8, 2012	/s/ Jonathan W. Grisham Jonathan W. Grisham Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Description
3.1	Declaration of Trust of the Company, as amended (1)
3.2	Fourth Amendment to Declaration of Trust (2)
3.3	Amended and Restated By-Laws of the Company (3)
3.4	Fifth Amendment to Declaration of Trust (9)
3.5	First Amendment the Amended and Restated Bylaws of the Company (9)
4.1	Voting Trust Agreement between the Company and Yale University dated February 27, 2002 (4)
21	List of Subsidiaries of Acadia Realty Trust (5)
31.1	Certification of Chief Executive Officer pursuant to rule 13a–14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (5)
31.2	Certification of Chief Financial Officer pursuant to rule 13a–14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (5)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)
99.1	Amended and Restated Agreement of Limited Partnership of the Operating Partnership (6)
99.2	First and Second Amendments to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership (6)
99.3	Third Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership (7)
99.4	Fourth Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership (7)
99.5	Certificate of Designation of Series A Preferred Operating Partnership Units of Limited Partnership Interest of Acadia Realty Limited Partnership (8)
99.6	Certificate of Designation of Series B Preferred Operating Partnership Units of Limited Partnership Interest of Acadia Realty Limited Partnership (7)

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Document*
101.DEF	XBRL Taxonomy Extension Definitions Document*
101.LAB	XBRL Taxonomy Extension Labels Document*
101.PRE	XBRL Taxonomy Extension Presentation Document*
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