Form 10-K
period 2012-12-31
ACADIA REALTY TRUST
filed 2013-02-27
CIK 899629

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $1,056.0 million, based on a price of $23.11 per share, the average sales price for the registrant’s common shares of beneficial interest on the New York Stock Exchange on that date.

The number of shares of the registrant’s common shares of beneficial interest outstanding on February 27, 2013 was 53,468,275.
DOCUMENTS INCORPORATED BY REFERENCE
Part III – Portions of the registrant’s definitive proxy statement relating to its 2013 Annual Meeting of Shareholders presently scheduled to be held May 16, 2013 to be filed pursuant to Regulation 14A.

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

PART I
ITEM 1. BUSINESS.
GENERAL
Acadia Realty Trust (the “Trust”) was formed on March 4, 1993 as a Maryland real estate investment trust (“REIT”). All references to “Acadia,” “we,” “us,” “our,” and “Company” refer to the Trust and its consolidated subsidiaries. We are a fully integrated REIT focused on the ownership, acquisition, redevelopment, and management of high-quality retail properties and urban/infill mixed-use properties with a strong retail component located primarily in high-barrier-to-entry, supply constrained, densely-populated metropolitan areas in the United States along the East Coast and in Chicago. We currently own, or have an ownership interest in these properties through our Core Portfolio (as defined in Item 2. of this Form 10-K) and our Opportunity Funds (as defined in Item 1 of this Form 10-K). We also have private equity investments in other retail real estate related opportunities in which we have a minority equity interest.
All of our assets are held by, and all of our operations are conducted through, Acadia Realty Limited Partnership (the “Operating Partnership”) and entities in which the Operating Partnership owns an interest. As of December 31, 2012, the Trust controlled 99% of the Operating Partnership as the sole general partner. As the general partner, the Trust is entitled to share, in proportion to its percentage interest, in the cash distributions and profits and losses of the Operating Partnership. The limited partners primarily represent entities or individuals that contributed their interests in certain properties or entities to the Operating Partnership in exchange for common or preferred units of limited partnership interest (“Common OP Units” or “Preferred OP Units”, respectively, and collectively, “OP Units”) and employees who have been awarded restricted Common OP Units ("LTIP Units") as long-term incentive compensation. Limited partners holding Common OP and LTIP Units are generally entitled to exchange their units on a one-for-one basis for our common shares of beneficial interest of the Trust (“Common Shares”). This structure is referred to as an umbrella partnership REIT, or “UPREIT”.
BUSINESS OBJECTIVES AND STRATEGIES
Our primary business objective is to acquire and manage commercial retail properties that will provide cash for distributions to shareholders while also creating the potential for capital appreciation to enhance investor returns. We focus on the following fundamentals to achieve this objective:

•
Own and operate a Core Portfolio of high-quality retail properties located primarily in high-barrier-to-entry, densely-populated metropolitan areas. Our goal is to create value through accretive redevelopment and re-anchoring activities within our existing portfolio and grow this platform through the acquisition of high-quality assets that have the long-term potential to outperform the asset class.

•
Generate additional external growth through an opportunistic yet disciplined acquisition program within our Opportunity Funds (as defined below). We target transactions with high inherent opportunity for the creation of additional value through:

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
Investment Strategy — Generate External Growth through our Dual Platforms; Core Portfolio and Opportunity Funds
The requirements that acquisitions be accretive on a long-term basis based on our cost of capital, as well as increase the overall Core Portfolio quality and value, are key strategic considerations to the growth of our Core Portfolio. As such, we constantly evaluate the blended cost of equity and debt and adjust the amount of acquisition activity to align the level of investment activity with capital flows.

Given the growing importance of technology and e-commerce, many of our retail tenants are appropriately focused on multi-channel sales and how to best utilize e-commerce initiatives to drive sales at their stores. In light of these initiatives, we have found retailers are becoming more selective as to the location, size and format of their next-generation stores and are focused on dense, high-traffic retail corridors, where they can utilize smaller and more productive formats closer to their shopping population. In addition to retailer multi-channeling initiatives, we also believe that retailers continue to recognize that many of the nation’s urban markets are under-served from a retail standpoint, and we have capitalized on this situation by investing in redevelopment projects in dense urban areas where retail tenant demand has effectively surpassed the supply of available sites. Accordingly, our focus for Core Portfolio and Opportunity Fund acquisitions is on those properties which we believe will not only remain relevant to our tenants, but become even more so in the future. In connection with our Core Portfolio acquisition activity, we may also engage in discussions with public and private entities regarding business combinations.
In addition to our Core Portfolio investments in real estate assets, we have also capitalized on our expertise in the acquisition, redevelopment, leasing and management of retail real estate by establishing discretionary opportunity funds. Our opportunity fund platform is an investment vehicle where the Operating Partnership invests, along with outside institutional investors, including, but not limited to, endowments, foundations, pension funds, and investment management companies, in primarily opportunistic and value-add retail real estate. To date, we have launched four opportunity funds (“Opportunity Funds”); Acadia Strategic Opportunity Fund, LP (“Fund I”), Acadia Strategic Opportunity Fund II, LLC (“Fund II”), Acadia Strategic Opportunity Fund III LLC (“Fund III”) and Acadia Strategic Opportunity Fund IV LLC ("Fund IV"). Due to the level of our control, we consolidate these Opportunity Funds for financial reporting purposes. The Opportunity Funds also include investments in operating companies through Acadia Mervyn Investors I, LLC ("Mervyns I"), Acadia Mervyn Investors II, LLC ("Mervyns II") and Fund II, all on a non-recourse basis. These investments comprise and are referred to as the Company's Retailer Controlled Property Initiative ("RCP Venture").
The Operating Partnership is the sole general partner or managing member of the Opportunity Funds and earns fees or priority distributions for asset management, property management, construction, redevelopment, leasing and legal services. Cash flows from the Opportunity Funds are distributed pro-rata to their respective partners and members (including the Operating Partnership) until each receives a certain cumulative return ("Preferred Return"), and the return of all capital contributions. Thereafter, remaining cash flow is distributed 20% to the Operating Partnership ("Promote") and 80% to the partners or members (including the Operating Partnership).
Reference is made to Note 1 in the Notes to Consolidated Financial Statements, which begin on page F-1 of this Form 10-K ("Notes to Consolidated Financial Statements"), for a detailed discussion of the Opportunity Funds and RCP Venture.
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
During January 2012, we established an at-the-market (“ATM”) equity program with an aggregate offering of up to $75.0 million of gross proceeds from the sale of Common Shares. Under this program, we issued approximately 3.3 million Common Shares which generated net proceeds of $73.7 million.

During August 2012, we established a new ATM equity program with an additional aggregate offering of up to $125.0 million of gross proceeds from the sale of Common Shares. Through December 31, 2012, we issued approximately 2.8 million Common Shares which generated net proceeds of $67.8 million. We intend to use the future net proceeds of this or potential future ATM offerings primarily to fund acquisitions directly in the Core Portfolio and through its capital contributions to the Opportunity Funds.

During October 2012, we issued approximately 3.5 million Common Shares in a separate follow-on offering, for $86.9 million. Net proceeds after expenses were approximately $85.8 million. The proceeds were primarily used for acquisitions, including our pro-rata share of acquisitions in Fund IV and for general corporate purposes.

During January 2013, we closed on a new unsecured revolving credit facility of up to $150 million, which matures on January 31, 2016 with an additional one year extension option. As of February 27, 2013, no proceeds have been drawn on this facility.

Operating Strategy — Experienced Management Team with Proven Track Record
Our senior management team has decades of experience in the real estate industry. We have capitalized on our expertise in the acquisition, redevelopment, leasing and management of retail real estate by creating value through property redevelopment, re-anchoring and establishing joint ventures, such as the Opportunity Funds, in which we earn, in addition to a return on our equity interest, Promotes, fees and priority distributions.
Operating functions such as leasing, property management, construction, finance and legal (collectively, the “Operating Departments”) are generally provided by our personnel, providing for a vertically integrated operating platform. By incorporating the Operating Departments in the acquisition process, acquisitions are appropriately priced giving effect to each asset’s specific risks and returns and transition time is minimized allowing management to immediately execute on its strategic plan for each asset.
Our Core Portfolio consists primarily of urban/street retail properties and neighborhood and community shopping centers located in high barrier-to-entry supply constrained markets. As we typically hold our Core Portfolio properties for long-term investment, we periodically review the existing portfolio and implement programs to renovate and modernize targeted properties to enhance their market position. This in turn strengthens the competitive position of the leasing program to attract and retain quality tenants, increasing cash flow, and consequently, property values. From time to time, we also identify certain properties for disposition and redeploy the capital for acquisitions and for the repositioning of existing centers with greater potential for capital appreciation.
INVESTING ACTIVITIES
Core Portfolio
See Item 2. PROPERTIES for the definition of our Core Portfolio.
For the year ended December 31, 2012, we continued to execute on our strategy of owning a superior Core Portfolio by acquiring, through our Operating Partnership, high-quality, street/urban and suburban retail assets located in densely populated areas for an aggregate purchase price of $224.3 million. Reference is made to Note 2 in the Notes to Consolidated Financial Statements, for a detailed discussion of these acquisitions.
In addition, as of December 31, 2012 we have a current acquisition pipeline of $86.6 million under contract, which is subject to certain closing conditions and as such, no assurance can be given that closing will be successfully completed. See Item 2. PROPERTIES for a description of the other properties in our Core Portfolio.
Since 2010, we have sold one Core Portfolio asset, the Ledgewood Mall. This 517,151 square foot center located in Ledgewood, New Jersey was sold during May 2011 for $37.0 million.
We also make investments in first mortgages and other notes receivable collateralized by real estate, either directly or through entities having an ownership interest therein. During 2012, we invested $43.3 million in first mortgage notes and $46.9 million in other notes receivable. Reference is made to Note 5 in the Notes to Consolidated Financial Statements, for a detailed discussion of our notes receivable and other real estate related investments.
Opportunity Funds
Acquisitions
Fund III
During 2012, Fund III acquired properties for an aggregate purchase price of $108.0 million. Reference is made to Note 2 in the Notes to Consolidated Financial Statements, for a detailed discussion of these acquisitions.
Fund IV
During 2012, Fund IV acquired its first properties for an aggregate purchase price of $151.2 million. Reference is made to Note 2 in the Notes to Consolidated Financial Statements, for a detailed discussion of these acquisitions.

Dispositions
Self-Storage Portfolio
During February 2008, Fund III, in conjunction with Storage Post, acquired a portfolio of eleven self-storage properties from Storage Post’s existing institutional investors for approximately $174.0 million. In addition, we, through Fund II, developed three self-storage properties. The 14 self-storage property portfolio, located throughout New York and New Jersey, totaled approximately 1.1 million net rentable square feet, and was operating at various stages of stabilization. During the fourth quarter of 2012, we sold 12 of the 14 properties in this portfolio for an aggregate sales price of $261.6 million. The remaining two properties are under contract, which we anticipate closing during 2013.
Other Dispositions
During 2012, Funds I, II and III sold four additional shopping centers for an aggregate sales price of $184.1 million. Reference is made to Note 2 in the Notes to Consolidated Financial Statements, for a detailed discussion of these dispositions.
Redevelopment Activities
As part of our Opportunity Fund strategy, we invest in real estate assets that require significant redevelopment. As of December 31, 2012, the Company had eight redevelopment projects, one of which is under construction and seven are in the design phase as follows:

(dollars in millions)
Property	Owner	Costs to date	Anticipated additional costs (1)	Status	Square feet upon completion	Anticipated completion dates
City Point (2)	Fund II	$142.9	$107.1 - $197.1	Under construction	675,000	2015
Sherman Plaza (2)	Fund II	34.7	TBD	In design	TBD	TBD
Sheepshead Bay	Fund III	22.8	TBD	In design	TBD	TBD
723 N. Lincoln Lane	Fund III	6.7	TBD	In design	TBD	TBD
Cortlandt Crossing	Fund III	11.2	35.8 - 44.8	In design	150,000 - 170,000	2016
3104 M Street NW	Fund III	3.0	4.0 - 5.5	In design	10,000	2014
Broad Hollow Commons	Fund III	11.1	38.9 - 48.9	In design	180,000 - 200,000	2016
210 Bowery	Fund IV	7.5	4.0 - 4.5	In design	10,000	2015
Total		$239.9

Notes:
TBD – To be determined
(1) Anticipated additional costs are estimated ranges for completing the projects and include costs for tenant improvements and leasing commissions.
(2) These projects are being redeveloped by Acadia Urban Development LLC ("Acadia Urban Development"), or subsidiaries thereof, in connection with Fund II's New York Urban/Infill Redevelopment Initiative. See Item 7. of this Form 10-K for further information on the Acadia Urban Development joint venture as detailed in “Liquidity and Capital Resources – New York Urban/Infill Redevelopment Initiative.”
Under Construction
CityPoint — During June of 2007, Acadia-Washington Square Albee and an unaffiliated joint venture partner, California Urban Investment Partners, LLC (“CUIP”) purchased the leasehold interests in The Gallery at Fulton Street in downtown Brooklyn for approximately $115.0 million, with an option to purchase the fee position, which is owned by the City of New York, at a later date. On June 30, 2010, Acadia-Washington Square Albee acquired all of CUIP’s interest in CityPoint for total consideration of $9.2 million and the assumption of CUIP’s share of debt of $19.6 million. The redevelopment will proceed in three phases. Construction is completed on Phase 1, a five-story retail building of approximately 50,000 square feet. Phase 2, which is currently under construction, will consist of approximately 625,000 square feet of additional retail when completed. Phase 2 will also contain an affordable and market-rate residential component. Phase 3 is anticipated to be a stand-alone mixed use, but primarily residential building, of approximately 650,000 square feet. Completion of the construction of this project is anticipated to be during 2015.

RCP Venture
During 2004, through Funds I and II, or affiliates thereof, we entered into an association, known as the RCP Venture, with Klaff Realty, L.P. (“Klaff”) and Lubert-Adler Management, Inc. (“Lubert-Adler”) for the purpose of making investments in surplus or underutilized properties owned by retailers. Mervyns I and II along with Fund II have invested a total of $62.2 million in the RCP Venture to date on a non-recourse basis. Reference is made to Note 4 in the Notes to Consolidated Financial Statements, for a detailed discussion of the RCP Venture.
While we are primarily a passive partner in the investments made through the RCP Venture, historically we have provided our services in reviewing potential acquisitions and operating and redevelopment assistance in areas where we have both a presence and expertise. In the future, we may seek to opportunistically invest either on our own, with the RCP Venture or with other partners in similar investments, which may include:
- Investment in operating retailers to control their real estate through private equity joint ventures
- Collaboration with financially healthy retailers to create value from their surplus real estate
- Investment in properties, designation rights or other control of real estate or leases associated with retailers in bankruptcy
- Completion of sale-leasebacks with retailers in need of capital
Mervyns Department Stores
In September 2004, we made our first RCP Venture investment. Through Mervyns I and Mervyns II, we invested in a consortium to acquire Mervyns consisting of 262 stores (“REALCO”) and its retail operation (“OPCO”) from Target Corporation. To date, REALCO has disposed of a significant portion of the portfolio. In addition, during November 2007, we sold our interest in, and as a result, have no further investment in OPCO. During 2012, a legal proceeding relating to the disposition of OPCO was settled. Reference is made to Item 3. Part 1 of this Form 10-K for a detailed description of this settlement.
Through December 31, 2012, we, through Mervyns I and Mervyns II, made additional investments in locations that are separate from these original investments (“Add-On Investments”) in Mervyns.
Albertson’s
During June of 2006, the RCP Venture made its second investment as part of an investment consortium, acquiring Albertson’s and Cub Foods. In addition, we have since made Add-On Investments in Albertson’s.
Other RCP Investments
We have also made other RCP investments in Shopko, Marsh, Rex Stores and in Add-On Investments in Marsh.
Reference is made to Note 4 in the Notes to Consolidated Financial Statements, for a detailed discussion of these investments.
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
FINANCIAL INFORMATION ABOUT MARKET SEGMENTS
We have four reportable segments: Core Portfolio, Opportunity Funds, Notes Receivable and Other. Notes Receivable consists of our notes receivable and related interest income. Other primarily consists of management fees and interest income. The accounting policies of the segments are the same as those described in the summary of significant accounting policies set forth in Note 1 in the Notes to Consolidated Financial Statements. We evaluate property performance primarily based on net operating income before depreciation, amortization and certain nonrecurring items. Investments in our Core Portfolio are typically held long-term. Given the contemplated finite life of our Opportunity Funds, these investments are typically held for shorter terms. Fees earned by us as general partner or managing member of the Opportunity Funds are eliminated in our Consolidated Financial Statements. See Note 3 in the Notes to Consolidated Financial Statements, for information regarding, among other things, revenues from external customers, a measure of profit and loss and total assets with respect to each of our segments. Our profits and losses for both our business and each of our segments are not seasonal.
CORPORATE HEADQUARTERS AND EMPLOYEES
Our executive office is located at 1311 Mamaroneck Avenue, Suite 260, White Plains, New York 10605, and our telephone number is (914) 288-8100. As of December 31, 2012, we had 126 employees, of which 101 were located at our executive office and 25 were located at regional property management offices. None of our employees are covered by collective bargaining agreements. Management believes that its relationship with employees is good.
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
We derive significant revenues from certain anchor tenants that occupy space in more than one center. We could be adversely affected in the event of the bankruptcy or insolvency of, or a downturn in the business of, any of our major tenants, or in the event that any such tenant does not renew its leases as they expire or renews such leases at lower rental rates. Vacated anchor space not only would reduce rental revenues, but if not re-tenanted at the same rental rates could adversely affect the entire shopping center because of the loss of the departed anchor tenant's customer drawing power. Loss of customer drawing power also can occur through the exercise of the right, that most anchors have, to vacate and prevent re-tenanting by paying rent for the balance of the lease term (“going dark”) as would the departure of a “shadow” anchor tenant that owns its own property. In addition, in the event that certain major tenants cease to occupy a property, such an action may result in a significant number of other tenants having the right to terminate their leases, or pay a reduced rent based on a percentage of the tenant's sales, at the affected property, which could adversely affect the future income from such property (“co-tenancy”). See “Item 2. Properties-Major Tenants” in this Annual Report on Form 10-K for quantified information with respect to the percentage of our minimum rents received from major tenants.
We may not be able to renew current leases and the terms of re-letting (including the cost of concessions to tenants) may be less favorable to us than current lease terms.
Upon the expiration of current leases for space located in our properties, we may not be able to re-let all or a portion of that space, or the terms of re-letting (including the cost of concessions to tenants) may be less favorable to us than current lease terms. If we are unable to re-let promptly all or a substantial portion of the space located in our properties or if the rental rates we receive upon re-letting are significantly lower than current rates, our net income and ability to make expected distributions to our shareholders will be adversely affected due to the resulting reduction in revenues. There can be no assurance that we will be able to retain tenants in any of our properties upon the expiration of their leases. See “Item 2. Properties - Lease Expirations” in this Annual Report on Form 10-K for additional information as to the scheduled lease expirations in our portfolio.

The bankruptcy of, or a downturn in the business of, any of our major tenants or a significant number of our smaller tenants may adversely affect our cash flows and property values.
The bankruptcy of, or a downturn in the business of, any of our major tenants causing them to reject their leases, or not renew their leases as they expire, or renew at lower rental rates, may adversely affect our cash flows and property values. Furthermore, the impact of vacated anchor space and the potential reduction in customer traffic may adversely impact the balance of tenants at a shopping center.
Historically and from time to time, certain of our tenants experienced financial difficulties and filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code (“Chapter 11 Bankruptcy”). Pursuant to bankruptcy law, tenants have the right to reject their leases. In the event the tenant exercises this right, the landlord generally has the right to file a claim for lost rent equal to the greater of either one year's rent (including tenant expense reimbursements) for remaining terms greater than one year, or 15% of the rent remaining under the balance of the lease term, but not to exceed three years rent. Actual amounts to be received in satisfaction of those claims will be subject to the tenant's final plan of reorganization and the availability of funds to pay its creditors.
Although currently none of our critical tenants are in bankruptcy, experience shows that there can be no assurance that one or more of our major tenants will be immune from bankruptcy.
Internet sales can have an impact on our business.
The use of the internet by consumers continues to gain in popularity. The migration toward internet sales is likely to continue. This increase in internet sales could result in a downturn in the business of our current tenants and could affect the way future tenants lease space.
While we devote considerable effort and resources to analyze and respond to tenant trends, preferences and consumer spending patterns, we cannot predict with certainty what future tenants will want, what future retail spaces will look like and how much revenue will be generated at traditional “bricks and mortar” locations. If we are unable to anticipate and respond promptly to trends in the market due to the illiquid nature of real estate (See the Risk Factor entitled, “Our ability to change our portfolio is limited because real estate investments are illiquid” below), our occupancy levels and financial results could suffer.
The current economic environment, while improving, may cause us to lose tenants and may impair our ability to borrow money to purchase properties, refinance existing debt or finance our current redevelopment projects.
Our operations and performance depend on general economic conditions, including the health of the consumer. The U.S. economy's recently experienced financial downturn, included a decline in consumer spending, credit tightening and high unemployment.
The current economic environment also had, and continues to have, an impact on the global credit markets. While we currently believe we have adequate sources of liquidity, there can be no assurance that we will be able to obtain mortgage loans to purchase additional properties, obtain financing to complete current redevelopment projects, or successfully refinance our properties as loans become due. To the extent that the availability of credit is limited, it would also adversely impact our notes receivable as counterparties may not be able to obtain the financing required to repay the loans upon maturity.
Political and economic uncertainty could have an adverse effect on us.
We cannot predict how current political and economic uncertainty, including uncertainty related to taxation, will affect our critical tenants, joint venture partners, lenders, financial institutions and general economic conditions, including the health and confidence of the consumer and the volatility of the stock market.
Political and economic uncertainty poses a risk to the Company in that it may cause consumers to postpone discretionary spending in response to tighter credit, reduced consumer confidence and other macroeconomic factors affecting consumer spending behavior, resulting in a downturn in the business of our tenants. In the event current political and economic uncertainty results in financial turmoil affecting the banking system and financial markets or significant financial service institution failures, there could be a new or incremental tightening in the credit markets, low liquidity, and extreme volatility in fixed income, credit, currency and equity markets. Each of these could have an adverse effect on our business, financial condition and operating results.
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

A significant portion of our income is derived from rental income from real property. Our income and cash flow would be adversely affected if we were unable to rent our vacant space to viable tenants on economically favorable terms. In the event of default by a tenant, we may experience delays in enforcing, as well as incur substantial costs to enforce, our rights as a landlord. In addition, certain significant expenditures associated with each equity investment (such as mortgage payments, real estate taxes and maintenance costs) are generally not reduced even though there may be a reduction in income from the investment.
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
Interest expense on our variable rate debt as of December 31, 2012 would increase by $2.9 million annually for a 100 basis point increase in interest rates. We may seek additional variable rate financing if and when pricing and other commercial and financial terms warrant. As such, we would consider hedging against the interest rate risk related to such additional variable rate debt, primarily through interest rate swaps but can use other means.
We enter into interest rate hedging transactions, including interest rate swaps and cap agreements, with counterparties, generally, the same lenders who made the loan in question. There can be no guarantee that the future financial condition of these counterparties will enable them to fulfill their obligations under these agreements.
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
Our performance depends on the economic conditions in markets in which our properties are concentrated. We have significant exposure to the greater New York region, from which we derive 33% of the annual base rents within our Core Portfolio and 61% of annual base rents within our Opportunity Funds. Our operating results could be adversely affected if market conditions, such as an oversupply of space or a reduction in demand for real estate, in this area occurs.
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
Our earnings growth strategy is based on the acquisition and redevelopment of additional properties, including acquisitions of core properties through our Operating Partnership and our high return investment programs through Acadia Strategic Opportunity Fund IV LLC (“Fund IV“). The consummation of any future acquisitions will be subject to satisfactory completion of our extensive valuation analysis and due diligence review and to the negotiation of definitive documentation. We cannot be sure that we will be able to implement our strategy because we may have difficulty finding new properties, obtaining necessary entitlements, negotiating with new or existing tenants or securing acceptable financing.
Acquisitions of additional properties entail the risk that investments will fail to perform in accordance with expectations, including operating and leasing expectations. In the context of our business plan, “redevelopment” generally means an expansion or renovation of an existing property. Redevelopment is subject to numerous risks, including risks of construction delays, cost overruns or uncontrollable events that may increase project costs, new project commencement risks such as the receipt of zoning, occupancy and other required governmental approvals and permits, and incurring redevelopment costs in connection with projects that are not pursued to completion.
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
Our primary property-owning vehicle is the Operating Partnership, of which we are the general partner. Our acquisition of properties through the Operating Partnership in exchange for interests in the Operating Partnership may permit certain tax deferral advantages to limited partners who contribute properties to the Operating Partnership. Since properties contributed to the Operating Partnership may have unrealized gains attributable to the differences between the fair market value and adjusted tax basis in such properties prior to contribution, the sale of such properties could cause adverse tax consequences to the limited partners who contributed such properties. Although we, as the general partner of the Operating Partnership, generally have no obligation to consider the tax consequences of our actions to any limited partner, we own several properties subject to material restrictions designed to minimize the adverse tax consequences to the limited partners who contributed such properties. Such restrictions may result in significantly reduced flexibility to manage some of our assets.
Exclusivity obligation to our Opportunity Funds.
Under the terms of Fund IV, our primary goal is to seek investments for Fund IV, subject to certain exceptions. We may only pursue opportunities to acquire retail properties directly through the Operating Partnership if (i) the ownership of the acquisition opportunity by Fund IV would create a material conflict of interest for us; (ii) we require the acquisition opportunity for a “like-kind” exchange; (iii) the consideration payable for the acquisition opportunity is our Common Shares, OP Units or other securities or (iv) the investment is outside the parameters of our investment goals for Fund IV (which, in general, seeks more opportunistic level returns). As a result, we may not be able to make attractive acquisitions directly and instead may only receive a minority interest in such acquisitions through Fund IV.
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
Additionally, our partners or co-venturers may engage in malfeasance in spite of our efforts to perform a high level of due diligence on them. Such acts may or may not be covered by insurance. Finally, partners and co-venturers may engage in illegal activities which may jeopardize an investment and/or subject us to reputational risk.
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

During 2012, 2011 and 2010, our Fund I and Mervyns I joint ventures provided Promote income. There can be no assurance that the joint ventures will continue to operate profitably and thus provide additional Promote income in the future. These factors could limit the return that we receive from such investments or cause our cash flows to be lower than our estimates. In addition, a partner or co-venturer may not have access to sufficient capital to satisfy its funding obligations to the joint venture.
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
For us to qualify as a REIT for federal income tax purposes, among other requirements, not more than 50% of the value of our capital shares may be owned, directly or indirectly, by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities) at any time during the last half of each taxable year after 1993, and such capital shares must be beneficially owned by 100 or more persons during at least 335 days of a taxable year of 12 months or during a proportionate part of a shorter taxable year (in each case, other than the first such year). Our Declaration of Trust includes certain restrictions regarding transfers of our capital shares and ownership limits that are intended to assist us in satisfying these limitations, among other purposes. These restrictions and limits may not be adequate in all cases, however, to prevent the transfer of our capital shares in violation of the ownership limitations. The ownership limit discussed above may have the effect of delaying, deferring or preventing someone from taking control of us.
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
As of December 31, 2012, seven institutional shareholders own 5% or more individually, and 62.1% in the aggregate, of our Common Shares. A significant concentration of ownership may allow an investor or a group of investors to exert a greater influence over our management and affairs and may have the effect of delaying, deferring or preventing a change in control of us.
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
Our redevelopment and construction activities could affect our operating results.
We intend to continue the selective redevelopment and construction of retail properties, with our project at CityPoint currently being our largest redevelopment project (see “Item 1. BUSINESS - INVESTING ACTIVITIES - Opportunity Funds - Redevelopment Activities” for a description of the CityPoint project).
As opportunities arise, we expect to delay construction until sufficient pre-leasing is reached and financing is in place. Our redevelopment and construction activities include risks that:

•	We may abandon redevelopment opportunities after expending resources to determine feasibility;

•	Construction costs of a project may exceed our original estimates;

•	Occupancy rates and rents at a newly completed property may not be sufficient to make the property profitable;

•	Financing for redevelopment of a property may not be available to us on favorable terms;

•	We may not complete construction and lease-up on schedule, resulting in increased debt service expense and construction costs; and

•	We may not be able to obtain, or may experience delays in obtaining necessary zoning, land use, building, occupancy and other required governmental permits and authorizations.
Additionally, the time frame required for redevelopment, construction and lease-up of these properties means that we may not realize a significant cash return for several years. If any of the above events occur, the redevelopment of properties may hinder our growth and have an adverse effect on our results of operations and cash flows. In addition, new redevelopment activities, regardless of whether or not they are ultimately successful, typically require substantial time and attention from management.
Redevelopments and acquisitions may fail to perform as expected.
Our investment strategy includes the redevelopment and acquisition of shopping centers and other retail properties in supply constrained markets in densely populated areas with high average household incomes and significant barriers to entry. The redevelopment and acquisition of properties entails risks that include the following, any of which could adversely affect our results of operations and our ability to meet our obligations:

•	The property may fail to achieve the returns we have projected, either temporarily or for extended periods;

•	We may not be able to identify suitable properties to acquire or may be unable to complete the acquisition of the properties we identify;

•	We may not be able to integrate an acquisition into our existing operations successfully;

•
Properties we redevelop or acquire may fail to achieve the occupancy or rental rates we project, within the time frames we project, at the time we make the decision to invest, which may result in the properties' failure to achieve the returns we projected;

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
Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, as an owner of real property, we may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under our property, as well as certain other potential costs relating to hazardous or toxic substances (including government fines and penalties and damages for injuries to persons and adjacent property). These laws may impose liability without regard to whether, we knew of or were responsible for, the presence or disposal of those substances. This liability may be imposed on us in connection with the activities of an operator of, or tenant at, the property. The cost of any required remediation, removal, fines or personal or property damages and our liability therefore could exceed the value of the property and/or our aggregate assets. In addition, the presence of those substances, or the failure to properly dispose of or remove those substances, may adversely affect our ability to sell or rent that property or to borrow using that property as collateral, which, in turn, could reduce our revenues and affect our ability to make distributions.
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
We carry comprehensive general liability, all-risk property, extended coverage, loss of rent insurance, and environmental liability on our properties, with policy specifications and insured limits customarily carried for similar properties. However, with respect to those properties where the leases do not provide for abatement of rent under any circumstances, we generally do not maintain loss of rent insurance. In addition, there are certain types of losses, such as losses resulting from wars, terrorism or acts of God that generally are not insured because they are either uninsurable or not economically insurable. Should an uninsured loss or a loss in excess of insured limits occur, we could lose capital invested in a property, as well as the anticipated future revenues from a property, while remaining obligated for any mortgage indebtedness or other financial obligations related to the property. Any loss of these types would adversely affect our financial condition.
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
Increased Information Technology ("IT") security threats and more sophisticated computer crime could pose a risk to our systems, networks and services.

Increased global IT security threats and more sophisticated and targeted computer crime pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. The open nature of interconnected technologies may allow for a network or Web outage or a privacy breach that reveals sensitive data or transmission of harmful/malicious code to business partners and clients resulting in liability claims. While we attempt to mitigate these risks by employing a number of measures, including a dedicated IT team, employee training and background checks, comprehensive monitoring of our networks and systems, and maintenance of backup systems and redundancy along with purchasing available insurance coverage, our systems, networks and services remain potentially vulnerable to advanced threats. Depending on their nature and scope, such threats could potentially lead to the compromising of confidential information, improper use of our systems and networks, manipulation and destruction of data, loss of trade secrets, system downtimes and operational disruptions, which in turn could adversely affect our reputation, competitiveness and results of operations.
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
As of December 31, 2012, there are 72 operating properties in our Core Portfolio totaling approximately 5.3 million square feet of gross leasable area (“GLA”). The Core Portfolio properties are located in 12 states and the District of Columbia and primarily consist of urban/street retail, dense suburban neighborhood and community shopping centers and mixed-use properties with a strong retail component. Our shopping centers are predominately anchored by supermarkets or value-oriented retail. The properties are diverse in size, ranging from approximately 3,000 to 875,000 square feet and as of December 31, 2012, were, in total, 94% occupied.
As of December 31, 2012, we owned and operated 20 properties totaling approximately 2.5 million square feet of GLA in our Opportunity Funds, excluding eight properties under redevelopment. In addition to shopping centers, the Opportunity Funds have invested in mixed-use properties, which generally include retail activities. The Opportunity Fund properties are located in eight states and the District of Columbia and as of December 31, 2012, were, in total, 88% occupied.
Within our Core Portfolio and Opportunity Funds, we had approximately 650 leases as of December 31, 2012. A majority of our rental revenues were from national retailers and consist of rents received under long-term leases. These leases generally provide for the monthly payment of fixed minimum rent and the tenants' pro-rata share of the real estate taxes, insurance, utilities and common area maintenance of the shopping centers. Certain of our leases also provide for the payment of rent based on a percentage of a tenant's gross sales in excess of a stipulated annual amount, either in addition to, or in place of, minimum rents. Minimum rents, percentage rents and expense reimbursements accounted for approximately 92% of our total revenues for the year ended December 31, 2012.

Three of our Core Portfolio properties and five of our Opportunity Fund properties are subject to long-term ground leases in which a third party owns and has leased the underlying land to us. We pay rent for the use of the land and are responsible for all costs and expenses associated with the building and improvements at all eight locations.
No individual property contributed in excess of 10% of our total revenues for the years ended December 31, 2012, 2011 or 2010. Reference is made to Note 8 in the Notes to Consolidated Financial Statements, for information on the mortgage debt pertaining to our properties. The following sets forth more specific information with respect to each of our shopping centers at December 31, 2012:

Shopping Center	Location	Year Constructed (C) Acquired (A)	Ownership Interest	GLA		Occupancy % 12/31/12 (1)	Annual Base Rent (2)	Annual Base Rent PSF	Anchor Tenants Current Lease Expiration/ Lease Option Expiration
Core Portfolio
New York
Connecticut
239 Greenwich Avenue	Greenwich	1998 (A)	Fee/JV	16,834	(3)	100%	$1,554,663	$92.35
181 Main Street	Westport	2012 (A)	Fee	11,350		100%	772,000	68.02
New Jersey
Elmwood Park Shopping Center	Elmwood Park	1998 (A)	Fee	149,262		97%	3,596,396	24.87	A&P 2017/2052 Walgreen’s 2022/2062
A&P Shopping Plaza	Boonton	2006 (A)	Fee/JV	62,741		100%	1,343,723	21.42	A&P 2024/2054
60 Orange Street	Bloomfield	2012 (A)	Fee/JV	101,715		100%	907,500	8.92	Home Depot 2032/2052
New York
Village Commons Shopping Center	Smithtown	1998 (A)	Fee	87,330		95%	2,552,470	30.68
Branch Shopping Center	Smithtown	1998 (A)	LI (4)	126,273		81%	2,551,407	25.06	CVS 2020/— LA Fitness 2027/2042
Amboy Road	Staten Island	2005 (A)	LI (4)	60,090		100%	1,632,178	27.16	Stop & Shop 2028/2043
Bartow Avenue	Bronx	2005 (C)	Fee	14,676		93%	420,687	30.90
Pacesetter Park Shopping Center	Ramapo	1999 (A)	Fee	97,583		94%	1,151,105	12.58	Stop & Shop 2020/2040
West Shore Expressway	Staten Island	2007 (A)	Fee	55,000		100%	1,391,500	25.30	LA Fitness 2022/2037
West 54th Street	Manhattan	2007 (A)	Fee	9,797		48%	1,245,680	264.56
East 17th Street	Manhattan	2008 (A)	Fee	19,622		100%	625,000	31.85	Barnes & Noble 2013/2018
Crossroads Shopping Center	White Plains	1998 (A)	Fee/JV (5)	309,523		78%	5,139,479	21.31	Kmart 2017/2032 Modell’s 2014/2019 Home Goods 2018/2033 Party City 2024/2034
Third Avenue	Bronx	2006 (A)	Fee	40,320		79%	666,631	20.85	Planet Fitness 2027/2042
Mercer Street	Manhattan	2011 (A)	Fee	6,225		100%	383,160	61.55
28 Jericho Turnpike	Westbury	2012 (A)	Fee	96,363		100%	1,650,000	17.12	Kohl's 2020/2050
4401 White Plains Road	Bronx	2011 (A)	Fee	12,964		100%	625,000	48.21	Walgreens 2060/-
83 Spring Street	Manhattan	2012 (A)	Fee	3,000		100%	623,884	207.96
Total New York Region				1,280,668		91%	$28,832,463	$24.74

New England
Connecticut
Town Line Plaza	Rocky Hill	1998 (A)	Fee	206,346		98%	$1,636,374	$15.69	Stop & Shop 2024/2064 Wal-Mart(6)

Shopping Center	Location	Year Constructed (C) Acquired (A)	Ownership Interest	GLA	Occupancy % 12/31/12 (1)	Annual Base Rent (2)	Annual Base Rent PSF	Anchor Tenants Current Lease Expiration/ Lease Option Expiration
Core Portfolio, continued
Massachusetts
Methuen Shopping Center	Methuen	1998 (A)	Fee	130,021	100%	1,027,936	7.91	Demoulas Market 2015/— Wal-Mart 2016/2051
Crescent Plaza	Brockton	1993 (A)	Fee	218,137	94%	1,658,255	8.08	Supervalu 2014/2044 Home Depot 2021/2056
330-340 River Street	Cambridge	2012 (A)	Fee	54,226	100%	1,130,470	20.85	Whole Foods 2021/2051 Rite Aid 2028/2068
New York
New Loudon Center	Latham	1993 (A)	Fee	255,673	100%	1,959,124	7.66	Price Chopper 2015/2035 Marshall’s 2014/2029 Raymour and Flanigan 2019/2034 AC Moore 2014/2024 Hobby Lobby 2021/-
Rhode Island
Walnut Hill Plaza	Woonsocket	1998 (A)	Fee	284,717	90%	2,136,086	8.38	Supervalu 2013/2028 Sears 2013/2033 Savers 2013/2018 Ocean State Job Lot 2012/- Woonsocket Bowling 2021/-
Vermont
The Gateway Shopping Center	South Burlington	1999 (A)	Fee	101,655	100%	1,969,413	19.37	Supervalu 2024/2053
Total New England Region				1,250,775	96%	$11,517,658	$10.41

Midwest
Illinois
Hobson West Plaza	Naperville	1998 (A)	Fee	99,137	96%	$1,138,122	$11.94	Garden Fresh Markets 2017/2037
Clark Diversey	Chicago	2006 (A)	Fee	19,265	100%	858,248	44.55
West Diversey	Chicago	2011 (A)	Fee	46,259	100%	1,884,925	40.75	Trader Joe's 2021/2041
639 West Diversey	Chicago	2012 (A)	Fee	12,557	100%	666,091	53.05
930 North Rush Street	Chicago	2012 (A)	Fee	2,930	100%	1,113,948	380.19
Chicago Street Retail Portfolio (7)	Chicago	2011 (A)	Fee	115,287	89%	4,536,341	44.26

Shopping Center	Location	Year Constructed (C) Acquired (A)	Ownership Interest	GLA	Occupancy % 12/31/12 (1)	Annual Base Rent (2)	Annual Base Rent PSF	Anchor Tenants Current Lease Expiration/ Lease Option Expiration
Core Portfolio, continued
Indiana
Merrillville Plaza	Hobart	1998 (A)	Fee	235,824	92%	2,918,290	13.52	TJ Maxx 2019/2029 JC Penney 2013/2018 OfficeMax 2013/2028 K&G Fashion 2017/2027
Michigan
Bloomfield Town Square	Bloomfield Hills	1998 (A)	Fee	236,676	97%	3,396,624	14.81	TJ Maxx 2019/2029 Home Goods 2016/2026 Best Buy 2021/2041 Dick's Sporting Goods 2023/2043
Ohio
Mad River Station (8)	Dayton	1999 (A)	Fee	126,129	83%	1,315,006	12.54	Babies ‘R’ Us 2015/2020 Office Depot 2015/—
Total Midwest Region				894,064	93%	$17,827,595	$21.51

Mid-Atlantic
New Jersey
Marketplace of Absecon	Absecon	1998 (A)	Fee	104,762	76%	$1,334,497	$16.78	Rite Aid 2020/2040 White Horse Liquors 2019/-
Delaware
Brandywine Town Center	Wilmington	2003 (A)	Fee/JV (9)	875,679	97%	13,080,972	15.44	Bed, Bath & Beyond 2014/2029 Dick’s Sporting Goods 2013/2028 Lowe’s Home Centers 2018/2048 Target 2018/2058 HH Gregg 2020/2035
Market Square Shopping Center	Wilmington	2003 (A)	Fee/JV (9)	102,047	98%	2,507,840	25.02	TJ Maxx 2016/2021 Trader Joe’s 2019/2034
Route 202 Shopping Center	Wilmington	2006 (C)	LI/JV (4) (9)	19,984	100%	837,541	41.91

Shopping Center	Location	Year Constructed (C) Acquired (A)	Ownership Interest	GLA	Occupancy % 12/31/12 (1)	Annual Base Rent (2)	Annual Base Rent PSF	Anchor Tenants Current Lease Expiration/ Lease Option Expiration
Core Portfolio, continued
Pennsylvania
Mark Plaza	Edwardsville	1993 (C)	LI/Fee (4)	106,856	100%	240,664	2.25	Kmart 2014/2049
Plaza 422	Lebanon	1993 (C)	Fee	156,279	100%	795,852	5.09	Home Depot 2028/2058 Dunham’s 2016/2031
Route 6 Mall	Honesdale	1994 (C)	Fee	175,519	99%	1,160,112	6.67	Kmart 2020/2070 Fashion Bug 2016/- Advance Auto 2013/-
Chestnut Hill (10)	Philadelphia	2006 (A)	Fee	37,581	76%	513,425	17.93
Abington Towne Center	Abington	1998 (A)	Fee	216,369	95%	955,324	20.02	TJ Maxx 2016/2021 Target (11)
District of Columbia
Rhode Island Place Shopping Center	Washington D.C.	2012 (A)	Fee	57,529	100%	1,622,629	28.21	TJ Maxx 2017/-
179-53 & 1801-03 Connecticut Avenue	Washington D.C.	2012 (A)	Fee	22,907	93%	1,090,701	51.39
Georgetown Portfolio (11)	Washington D.C.	2011 (A)	Fee/JV	27,666	96%	1,799,387	67.48
Total Mid-Atlantic Region				1,903,178	96%	$25,938,944	$15.57

Total Core Properties				5,328,685	94%	$84,116,660	$17.66

Opportunity Fund Portfolio
Fund I Properties

VARIOUS REGIONS
Kroger/Safeway Portfolio	3 locations (13)	2003 (A)	LI/JV (4)	97,500	69%	$302,076	$4.48	Kroger 2014/2049 Safeway 2014/2044
Total Fund I Properties				97,500	69%	$302,076	$4.48
Fund II Properties
New York
Pelham Plaza	Pelham Manor	2004 (A)	LI/JV (4)	228,493	94%	$5,887,611	$27.29	BJ’s Wholesale Club 2033/2053 Michaels 2013/2033 Petsmart 2021/2036
Fordham Place	Bronx	2004(A)	Fee/JV	119,446	100%	5,519,760	46.21	Best Buy 2019/2039 Sears 2023/2033
216th Street	Manhattan	2005 (A)	Fee/JV	60,000	100%	2,694,000	44.90	City of New York 2027/2032
161st Street (17)	Bronx	2005 (A)	Fee/JV	232,402	85%	5,255,201	26.72	City of New York 2013/-
Total Fund II Properties				640,341	92%	$19,356,572	$32.71

Shopping Center	Location	Year Constructed (C) Acquired (A)	Ownership Interest	GLA	Occupancy % 12/31/12 (1)		Annual Base Rent (2)		Annual Base Rent PSF	Anchor Tenants Current Lease Expiration/ Lease Option Expiration
Opportunity Funds, continued
Fund III Properties
New York
Cortlandt Towne Center	Mohegan Lake	2009 (A)	Fee	641,225	92%		$9,449,199		$15.98	Walmart 2018/2048 A&P 2022/2047 Best Buy 2017/2032 Petsmart 2014/2034
640 Broadway	Manhattan	2012 (A)	Fee/JV	4,409	74%		662,103		203.54
New Hyde Park Shopping Center	New Hyde Park	2011 (A)	Fee	31,431	91%		904,986		31.56
Massachusetts
White City Shopping Center	Shrewsbury	2010 (A)	Fee/JV (14)	257,288	76%		4,841,673		24.89	Shaw’s 2018/2033 Iparty 2015/- Austin's Liquor 2015/-
Maryland
Parkway Crossing	Baltimore	2011 (A)	Fee/JV (15)	260,241	93%		1,897,981		7.84	Home Depot 2032/- Big Lots 2016/- Shop Rite 2032/-
Arundel Plaza	Glen Burnie	2012 (A)	Fee/JV (15)	265,116	97%		1,445,276		5.60	Giant Food 2015/2025 Lowes 2019/2059
Florida
Lincoln Road	Miami	2011 (A)	Fee/JV (16)	61,443	49%		3,257,573		108.31
Illinois
Heritage Shops	Chicago	2011 (A)	Fee	105,585	77%		3,103,565		38.29	LA Fitness 2025/2040
Lincoln Park Centre	Chicago	2012 (A)	Fee	62,745	60%		1,607,359		42.87
Total Fund III Properties				1,689,483	87%		$27,169,715		$18.48
Fund IV Properties
Maryland
1701 Belmont Avenue	Catonsville	2012 (A)	Fee/JV (15)	58,674	100%		$936,166		$15.96	Best Buy 2017/2027
Florida
Lincoln Road	Miami	2012 (A)	Fee/JV (16)	54,453	100%		4,949,953		90.90
Total Fund IV Properties				113,127	100%	113,127	$5,886,119	113,127	$52.03
Total Opportunity Fund Operating Properties (18)				2,540,451	88%		$52,714,482		$23.54

Shopping Center	Location	Year Constructed (C) Acquired (A)	Ownership Interest	GLA	Occupancy % 12/31/12 (1)	Annual Base Rent (2)	Annual Base Rent PSF	Anchor Tenants Current Lease Expiration/ Lease Option Expiration
Notes:
(1)	Does not include space for which lease term had not yet commenced as of December 31, 2012.
(2)	These amounts include, where material, the effective rent, net of concessions, including free rent.
(3)	In addition to the 16,834 square feet of retail GLA, this property also has 21 apartments comprising 14,434 square feet.
(4)	We are a ground lessee under a long-term ground lease.
(5)	We have a 49% investment in this property.
(6)	Includes a 97,300 square foot Wal-Mart which is not owned by us.
(7)
Includes 19 properties (56 E. Walton, 841 W. Armitage, 2731 N. Clark, 2140 N. Clybourn, 853 W. Armitage, 2299 N. Clybourn, 1520 Milwaukee Avenue, 843-45 W Armitage,1521 W Belmont, 2206-08 N Halsted, 2633 N Halsted, 50-54 E. Walton, 662 W. Diversey, 837 W. Armitage, 823 W. Armitage, 851 W. Armitage, 1240 W. Belmont, 21 E. Chestnut and 819 W. Armitage).

(8)	The GLA for this property excludes 29,857 square feet of office space.
(9)	We have a 22% investment in this property.
(10)	Property consists of two buildings.
(11)	Includes a 157,616 square foot Target Store that is not owned by us.
(12)	Includes six properties (1533 Wisconsin Ave., 3025 M St., 3034 M St., 3146 M St, 3259-61 M St., and 2809 M St.). We have a 50% investment in these properties.
(13)	Three remaining assets including locations in Benton, AR, Tulsa, OK and Indianapolis, IN.
(14)	The Fund has an 84% investment in this property.
(15)	The Fund has a 90% investment in this property.
(16)	The Fund has a 95% investment in this property.
(17)	Currently operating but re-tenanting activities have commenced.
(18)
In addition to the Opportunity Fund operating properties, there are eight properties under redevelopment; Sherman Plaza (Fund II), CityPoint (Fund II) , Sheepshead Bay (Fund III), 723 N. Lincoln Lane (Fund III), Broad Hollow Commons (Fund III), Cortlandt Crossing (Fund III), 3104 M Street (Fund III) and 210 Bowery (Fund IV).

MAJOR TENANTS
No individual retail tenant accounted for more than 4.0% of base rents for the year ended December 31, 2012 or occupied more than 7.4% of total leased GLA as of December 31, 2012. The following table sets forth certain information for the 20 largest retail tenants by base rent for leases in place as of December 31, 2012. The amounts below include our pro-rata share of GLA and annualized base rent for the Operating Partnership’s partial ownership interest in properties, including the Opportunity Funds (GLA and Annualized Base Rent in thousands):

	Number of			Percentage of Total Represented by Retail Tenant
Retail Tenant	Stores in Portfolio (1)	Total GLA	Annualized Base Rent (2)	Total Portfolio GLA	Annualized Base Rent
LA Fitness	4	110	$2,551	2.4%	4.0%
Supervalu (Shaw’s)	4	176	2,421	3.8%	3.8%
Home Depot	7	313	2,007	6.8%	3.1%
Ahold (Stop and Shop)	3	155	1,936	3.4%	3.0%
A&P	3	90	1,924	2.0%	3.0%
TJX Companies	9	215	1,709	4.6%	2.7%
Sears	5	342	1,653	7.4%	2.6%
Walgreens	4	39	1,607	0.9%	2.5%
Best Buy	4	57	1,032	1.2%	1.6%
Trader Joe's	2	19	961	0.4%	1.5%
TD Bank	2	15	959	0.3%	1.5%
Walmart	3	213	887	4.6%	1.4%
Sleepy's	6	35	880	0.8%	1.4%
Dicks Sporting Goods	2	60	849	1.3%	1.3%
JP Morgan Chase	7	28	811	0.6%	1.3%
Citibank	6	15	739	0.3%	1.1%
Pier 1 Imports	4	25	690	0.5%	1.1%
Dollar Tree	7	64	653	1.4%	1.0%
Payless Shoesource	8	20	541	0.4%	0.8%
Coach	2	7	530	0.1%	0.8%
Total	92	1,998	$25,340	43.2%	39.5%

Notes:
(1)	Does not include tenants that only operate at one shopping center.

(2)	Base rents do not include percentage rents, additional rents for property expense reimbursements and contractual rent escalations.

LEASE EXPIRATIONS
The following table shows scheduled lease expirations for retail tenants in place as of December 31, 2012, assuming that none of the tenants exercise renewal options. (GLA and Annualized Base Rent in thousands):
Core Portfolio:

		Annualized Base Rent (1)		GLA
Leases maturing in	Number of Leases	Current Annual Rent	Percentage of Total	Square Feet	Percentage of Total
Month to Month	6	$322	—%	17	—%
2013 (2)	72	8,588	10%	538	11%
2014	70	9,704	12%	541	11%
2015	45	7,302	9%	445	9%
2016	59	8,499	10%	511	11%
2017	49	10,341	12%	499	11%
2018	22	6,705	8%	403	8%
2019	23	3,422	4%	181	4%
2020	22	5,663	7%	367	8%
2021	24	5,865	7%	395	8%
2022	23	4,756	6%	152	3%
Thereafter	24	11,704	15%	700	16%
Total	439	$82,871	100%	4,749	100%

Opportunity Fund Portfolio:

		Annualized Base Rent (1)		GLA
Leases maturing in	Number of Leases	Current Annual Rent	Percentage of Total	Square Feet	Percentage of Total
Month to Month	6	$302	1%	24	1%
2013 (2)	34	7,620	13%	253	11%
2014	27	4,332	8%	220	9%
2015	19	1,867	3%	111	5%
2016	23	2,846	5%	99	4%
2017	12	2,487	4%	102	4%
2018	17	5,308	9%	310	13%
2019	12	5,254	9%	250	11%
2020	6	688	1%	22	1%
2021	12	2,477	4%	95	4%
2022	19	6,083	11%	180	8%
Thereafter	23	18,278	32%	716	29%
Total	210	$57,542	100%	2,382	100%

Notes:
(1)	Base rents do not include percentage rents, additional rents for property expense reimbursements, nor contractual rent escalations.
(2)
The 106 leases scheduled to expire during 2013 are for tenants at 32 properties located in 25 markets. No single market represents a material amount of exposure to the Company as it relates to the rents from these leases. Given the diversity of these markets, properties and characteristics of the individual spaces, the Company cannot make any general representations as it relates to the expiring rents and the rates for which these spaces may be re-leased.

GEOGRAPHIC CONCENTRATIONS
The following table summarizes our retail properties by region as of December 31, 2012. The amounts below also reflect properties that we invest in through joint ventures and that are held in our Opportunity Funds (GLA and Annualized Base Rent in thousands):

					Percentage of Total Represented by Region
Region	GLA (1)	Occupied % (2)	Annualized Base Rent (2)	Annualized Base Rent per Occupied Square Foot	GLA	Annualized Base Rent
Core Portfolio:
Operating Properties:
New York Region	1,271	91%	$27,587	$23.91	24%	33%
New England	1,251	96%	11,518	10.41	23%	14%
Midwest	894	93%	17,827	21.51	17%	22%
Mid-Atlantic	1,903	96%	25,939	15.57	36%	31%
Total Core Operating Properties	5,319	94%	$82,871	$17.43	100%	100%
Redevelopment Properties:
New York Region	10	53%	1,246	264.56	100%	100%
Total Core Redevelopment Properties	10	53%	$1,246	$264.56	100%	100%

Opportunity Fund Portfolio:
Operating Properties:
New York Region	1,317	92%	$30,373	$24.99	52%	58%
New England	257	76%	4,842	24.89	10%	9%
Midwest	168	70%	4,711	39.74	7%	9%
Mid-Atlantic	584	96%	4,279	7.66	23%	8%
Southeast	116	73%	8,207	97.10	4%	15%
Other	98	69%	302	4.48	4%	1%
Total Opportunity Fund Operating Properties	2,540	89%	$52,714	$23.54	100%	100%
Redevelopment Properties:
New York Region	241	36%	$573	$6.55	98%	76%
Mid-Atlantic	5	100%	177	36.14	2%	24%
Total Opportunity Fund Redevelopment Properties	246	37%	$750	$8.13	100%	100%

Notes:
(1) Property GLA includes a total of 255,000 square feet, which is not owned by us. This square footage has been excluded for calculating annualized base rent per square foot.

(2) The above occupancy and rent amounts do not include space that is currently leased, but for which payment of rent had not commenced as of December 31, 2012.

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
In addition to the foregoing, we recently settled or are currently involved in the following litigation matters:
In September 2008, the Company, certain of its subsidiaries, and other unrelated entities (the “Investor Consortium”) were named as defendants in an adversary proceeding brought by Mervyn's LLC (“Mervyns”) in the United States Bankruptcy Court for the District of Delaware. The action involved five claims alleging fraudulent transfers in which Mervyns was nominally seeking approximately $1.175 billion in damages from the Investor Consortium, although the actual claims made by the administrator and the unsecured creditors were substantially less. The first claim contended that, at the time of the sale of Mervyns by Target Corporation ("Target") to the Investor Consortium, a transfer of assets was made in an effort to defraud creditors. The Company believed that this aspect of the case is without merit. The remaining four claims related to transfers of assets of Mervyns at various times after the sale by Target. The Company believed that there were substantial defenses to these claims.

During the third quarter of 2012, the parties to this litigation arrived at an agreement to settle the claim. The settlement was approved by the bankruptcy court and provided for a payment of $166.0 million. Based on the defendants' agreement, the net cost of the settlement to the Investor Consortium amounted to approximately $149.0 million. After applying cash on hand at the investee level, Mervyns I and Mervyns II's combined contribution to this settlement was approximately $1.0 million. In addition, the Company reduced its carrying value of these investments from $6.3 million to its fair value of $5.3 million in relation to the estimated value of the remaining assets. In total, this resulted in a charge of $2.0 million during the year ended December 31, 2012, of which the Operating Partnership's share, net of income taxes, was $0.2 million.

During August 2009, we terminated the employment of a former Senior Vice President (the “Former Employee”) for engaging in conduct that fell within the definition of “cause” in his severance agreement with us. Had the Former Employee not been terminated for “cause,” he would have been eligible to receive approximately $0.9 million under the severance agreement. Because we terminated him for “cause,” we did not pay the Former Employee any severance benefits under his agreement. The Former Employee has brought a lawsuit against us in New York State Supreme Court, alleging breach of the severance agreement. The suit is in the pre-trial discovery stage. We believe we have meritorious defenses to the suit.

ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
(a) Market Information, dividends and record holders of our Common Shares
The following table shows, for the period indicated, the high and low sales price for our Common Shares as reported on the New York Stock Exchange, and cash dividends declared during the two years ended December 31, 2012 and 2011:

Quarter Ended			Dividend
2012	High	Low	Per Share
March 31, 2012	$22.94	$19.39	$0.1800
June 30, 2012	23.51	21.49	0.1800
September 30, 2012	26.05	23.00	0.1800
December 31, 2012	25.91	23.91	0.1800
2011
March 31, 2011	$19.80	$17.86	$0.1800
June 30, 2011	20.99	18.63	0.1800
September 30, 2011	21.97	17.82	0.1800
December 31, 2011	20.72	17.85	0.1800
At February 27, 2013, there were 316 holders of record of our Common Shares.
We have determined for income tax purposes that 63% of the total dividends distributed to shareholders during 2012 represented ordinary income and 37% represented capital gains. The dividend for the quarter ended December 31, 2012 was paid on January 15, 2013 and is taxable in 2012. Our cash flow is affected by a number of factors, including the revenues received from rental properties, our operating expenses, the interest expense on our borrowings, the ability of lessees to meet their obligations to us and unanticipated capital expenditures. Future dividends paid by us will be at the discretion of the Trustees and will depend on our actual cash flows, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Trustees deem relevant. In addition, we have the ability to pay dividends in cash, Common Shares or a combination thereof, subject to a minimum of 10% in cash.
(b) Issuer purchases of equity securities
We have an existing share repurchase program that authorizes management, at its discretion, to repurchase up to $20.0 million of our outstanding Common Shares. The program may be discontinued or extended at any time and there is no assurance that we will purchase the full amount authorized. There were no Common Shares repurchased by us during the year ended December 31, 2012. Under this program we have repurchased 2.1 million Common Shares, none of which were repurchased after December 2001. As of December 31, 2012, management may repurchase up to approximately $7.5 million of our outstanding Common Shares under this program.
(c) Securities authorized for issuance under equity compensation plans
During 2012, the Company terminated the 1999 and 2003 Share Incentive Plans (the "1999 and 2003 Plans") and adopted the Amended and Restated 2006 Share Incentive Plan (the "Amended 2006 Plan"). The Amended 2006 Plan amended and restated our 2006 Share Incentive Plan and increased the authorization to issue options, Restricted Shares and LTIP Units (collectively "Awards") available to officers and employees by 1.9 million shares. Reference is made to Note 15 in the Notes to Consolidated Financial Statements, for a summary of our Share Incentive Plans. The following table provides information related to the Amended 2006 Plan as of December 31, 2012:

	Equity Compensation Plan Information
	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted - average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	137,647	$18.71	1,910,942
Equity compensation plans not approved by security holders	—	—	—
Total	137,647	$18.71	1,910,942

Remaining Common Shares available under the Amended 2006 Plan is as follows:

Outstanding Common Shares as of December 31, 2012	52,482,598
Outstanding OP Units as of December 31, 2012	452,454
Total Outstanding Common Shares and OP Units	52,935,052

Common Shares and OP Units pursuant to the 1999 and 2003 Plans	5,193,681
Common Shares pursuant to the Amended 2006 Plan	2,100,000
Total Common Shares available under equity compensation plans	7,293,681

Less: Issuance of Restricted Shares and LTIP Units Granted	(2,607,220)
Issuance of Options Granted	(2,775,519)
Number of Common Shares remaining available	1,910,942
(d) Share Price Performance Graph (1)
The following graph compares the cumulative total shareholder return for our Common Shares for the period commencing December 31, 2007 through December 31, 2012 with the cumulative total return on the Russell 2000 Index (“Russell 2000”), the NAREIT All Equity REIT Index (the “NAREIT”) and the SNL Shopping Center REITs (the “SNL”) over the same period. Total return values for the Russell 2000, the NAREIT, the SNL and the Common Shares were calculated based upon cumulative total return assuming the investment of $100.00 in each of the Russell 2000, the NAREIT, the SNL and our Common Shares on December 31, 2007, and assuming reinvestment of dividends. The shareholder return as set forth in the table below is not necessarily indicative of future performance.
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
Comparison of 5 Year Cumulative Total Return among Acadia Realty Trust, the Russell 2000, the NAREIT and the SNL:

# Total Return Performance

140
130
120
110
100
90
80
70
60
50
Index Value
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
Period Ending
Acadia Realty Trust
Russell 2000
NAREIT All Equity REIT Index
SNL REIT Retail Shopping Ctr Index

	Period Ended
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Acadia Realty Trust	$100.00	$60.70	$75.84	$85.33	$97.78	$125.50
Russell 2000	100.00	66.21	84.20	106.82	102.36	119.09
NAREIT All Equity REIT Index	100.00	62.27	79.70	101.98	110.42	132.18
SNL REIT Retail Shopping Ctr Index	100.00	60.20	59.43	77.15	74.94	94.62
ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth, on a historical basis, our selected financial data. This information should be read in conjunction with our audited Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this Form 10-K. Funds from operations (“FFO”) amounts for the year ended December 31, 2012 have been adjusted as set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Reconciliation of Net Income to Funds from Operations.”

	Years ended December 31,
(dollars in thousands, except per share amounts)	2012	2011	2010	2009	2008
OPERATING DATA:
Revenues	$134,425	$115,078	$116,390	$120,052	$89,053
Operating expenses, excluding depreciation and reserves	66,232	57,354	53,723	57,042	51,448
Interest expense	28,768	29,632	34,414	29,013	26,369
Depreciation and amortization	32,931	25,672	23,419	23,421	19,651
Gain on sale of land	—	—	—	—	763
Equity in earnings (losses) of unconsolidated affiliates	550	1,555	12,450	(1,334)	16,487
Gain (loss) on sale of unconsolidated affiliates	3,061	—	(1,479)	(195)	3,419
Impairment of investment in unconsolidated affiliate	(2,032)	—	—	(3,768)	—
Reserve for notes receivable	(405)	—	—	(1,734)	(4,392)
Other interest income	148	276	406	638	3,344
Gain from bargain purchase	—	—	33,805	—	—
Gain on involuntary conversion of asset	2,368	—	—	—	—
(Loss) gain on debt extinguishment	(198)	1,268	—	7,057	1,523
Income tax benefit (provision)	568	(461)	(2,869)	(1,539)	(3,362)
Income from continuing operations	10,554	5,058	47,147	9,701	9,367
Income from discontinued operations	79,382	48,657	3,520	3,005	28,070
Net income	89,936	53,715	50,667	12,706	37,437
Loss (income) attributable to noncontrolling interests:
Continuing operations	13,480	13,655	(18,914)	18,384	4,465
Discontinued operations	(63,710)	(15,815)	(1,696)	43	(16,834)
Net (income) loss attributable to noncontrolling interests	(50,230)	(2,160)	(20,610)	18,427	(12,369)
Net income attributable to Common Shareholders	$39,706	$51,555	$30,057	$31,133	$25,068
Supplemental Information:
Income from continuing operations attributable to Common Shareholders	$24,034	$18,713	$28,233	$28,085	$13,832
Income from discontinued operations attributable to Common Shareholders	15,672	32,842	1,824	3,048	11,236
Net income attributable to Common Shareholders	$39,706	$51,555	$30,057	$31,133	$25,068
Basic earnings per share:
Income from continuing operations	$0.51	$0.45	$0.69	$0.73	$0.41
Income from discontinued operations	0.34	0.80	0.04	0.08	0.33
Basic earnings per share	$0.85	$1.25	$0.73	$0.81	$0.74
Diluted earnings per share:
Income from continuing operations	$0.51	$0.45	$0.69	$0.73	$0.41
Income from discontinued operations	0.34	0.80	0.04	0.08	0.33
Diluted earnings per share	$0.85	$1.25	$0.73	$0.81	$0.74
Weighted average number of Common Shares outstanding
basic	45,854	40,697	40,136	38,005	33,813
diluted	46,335	40,986	40,406	38,242	34,293
Cash dividends declared per Common Share (1)	$0.7200	$0.7200	$0.7200	$0.7500	$0.8951

	Years ended December 31,
(dollars in thousands, except per share amounts)	2012	2011	2010	2009	2008
BALANCE SHEET DATA:
Real estate before accumulated depreciation	$1,495,742	$1,098,761	$950,710	$817,170	$727,519
Total assets	1,908,440	1,653,319	1,524,806	1,382,464	1,291,383
Total mortgage indebtedness	727,048	647,739	694,502	656,993	545,254
Total convertible notes payable	930	930	48,712	47,910	100,403
Total common shareholders’ equity	622,797	384,114	318,212	312,185	227,722
Noncontrolling interests	447,459	385,195	269,310	220,292	214,506
Total equity	1,070,256	769,309	587,522	532,477	442,228
OTHER:
Funds from Operations (2)	48,827	42,913	50,440	49,613	37,964
Cash flows provided by (used in):
Operating activities	59,672	66,332	44,377	47,462	66,517
Investing activities	(136,745)	(153,157)	(60,745)	(123,380)	(302,265)
Financing activities	79,074	56,045	43,152	83,035	199,096

Notes:
(1)	In addition to the $0.8951 cash dividends declared in 2008, we declared a Common Share dividend of $0.4949.
(2)
The Company considers funds from operations (“FFO”) as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) and net property operating income (“NOI”) to be appropriate supplemental disclosures of operating performance for an equity REIT due to their widespread acceptance and use within the REIT and analyst communities. FFO and NOI are presented to assist investors in analyzing the performance of the Company. They are helpful as they exclude various items included in net income that are not indicative of the operating performance, such as gains (losses) from sales of depreciated property, depreciation and amortization, and impairment of depreciable real estate. In addition, NOI excludes interest expense. The Company's method of calculating FFO and NOI may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO does not represent cash generated from operations as defined by generally accepted accounting principles (“GAAP”) and is not indicative of cash available to fund all cash needs, including distributions. It should not be considered as an alternative to net income for the purpose of evaluating the Company's performance or to cash flows as a measure of liquidity. Consistent with the NAREIT definition, the Company defines FFO as net income (computed in accordance with GAAP), excluding gains (losses) from sales of depreciated property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. During 2012, NAREIT issued a clarification to the definition of FFO whereby impairment charges for depreciable real estate are to be excluded in the calculation of FFO. Accordingly, 2011 FFO has been restated to exclude an impairment charge of $2.6 million.

ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
OVERVIEW
As of December 31, 2012, we operated 100 properties, which we own or have an ownership interest in, within our Core Portfolio or within our Opportunity Funds. Our Core Portfolio consists of those properties either 100% owned by, or partially owned through joint venture interests by the Operating Partnership, or subsidiaries thereof, not including those properties owned through our Opportunity Funds. These 100 properties primarily consist of urban/street retail, dense suburban neighborhood and community shopping centers and mixed-use properties with a strong retail component. The properties we operate are located primarily in high-barrier-to-entry, densely-populated metropolitan areas in the United States along the East Coast and in Chicago. There are 72 properties in our Core Portfolio totaling approximately 5.3 million square feet. Fund I has three remaining properties comprising approximately 0.1 million square feet. Fund II has six properties, four of which (representing 0.6 million square feet) are currently operating, one is under construction, and one is in the design phase. Fund III has 14 properties, nine of which (representing 1.7 million square feet) are currently operating and five of which are in the design phase. Fund IV has five properties, four of which are operating with one under design. The majority of our operating income is derived from rental revenues from these 100 properties, including recoveries from tenants, offset by operating and overhead expenses. As our RCP Venture invests in operating companies, we consider these investments to be private-equity style, as opposed to real estate, investments. Since these are not traditional investments in operating rental real estate but investments in operating businesses, the Operating Partnership invests in these through a taxable REIT subsidiary (“TRS”).

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

RESULTS OF OPERATIONS
Reference is made to Note 3 in the Notes to Consolidated Financial Statements for an overview of our four reportable segments.
A discussion of the significant variances and primary factors contributing thereto within the results of operations for the years ended December 31, 2012, 2011 and 2010 are addressed below:
Comparison of the year ended December 31, 2012 (“2012”) to the year ended December 31, 2011 (“2011”)

Revenues	2012			2011
(dollars in millions)	Core Portfolio	Opportunity Funds	Notes Receivable and Other	Core Portfolio	Opportunity Funds	Notes Receivable and Other
Rental income	$57.2	$42.5	$—	$45.9	$34.2	$—
Interest income	—	—	7.9	—	—	11.4
Expense reimbursements	13.3	11.1	—	11.5	9.6	—
Management fee income (1)	—	—	1.5	—	—	1.7
Other	0.1	0.8	—	0.5	0.3	—
Total revenues	$70.6	$54.4	$9.4	$57.9	$44.1	$13.1

Note:

(1)
Includes fees earned by us as general partner or managing member of the Opportunity Funds that are eliminated in consolidation and adjusts the loss (income) attributable to noncontrolling interests. The balance reflected in the table represents third party fees that are not eliminated in consolidation. Reference is made to Note 3 of the Notes to Consolidated Financial Statements for an overview of our four reportable segments.

Rental income in the Core Portfolio increased $11.3 million as a result of additional rents of (i) $6.9 million related to 2012 Core Portfolio property acquisitions as detailed in Note 2 in the Notes to Consolidated Financial Statements ("2012 Core Acquisitions"), (ii) $2.5 million related to 2011 Core Portfolio property acquisitions ("2011 Core Acquisitions") and (iii) $1.3 million as a result of re-anchoring and leasing activities at Bloomfield Town Square and 2914 Third Avenue ("Core Redevelopment Properties"). Rental income in the Opportunity Funds increased $8.3 million as a result of additional rents of (i) $3.0 million related to 2012 Opportunity Fund property acquisitions as detailed in Note 2 in the Notes to Consolidated Financial Statements ("2012 Fund Acquisitions"), (ii) $2.2 million related to 2011 Opportunity Fund property acquisitions ("2011 Fund Acquisitions") and (iii) $2.8 million from leases that commenced during 2011 and 2012 at Fordham Place and 161st Street ("Fund Redevelopment Properties").

Interest income in Notes Receivable and Other decreased as a result of the full repayment of two notes during 2011. This was partially offset by five new notes originated during 2012.
The increase in expense reimbursements in the Core Portfolio was the result of the 2012 and 2011 Core Acquisitions, Core Redevelopment Properties and an increase in common area maintenance ("CAM") expenses during 2012. Expense reimbursements in the Opportunity Funds increased for both real estate taxes and CAM as a result of the 2012 and 2011 Fund Acquisitions and the Fund Redevelopment Properties.

Operating Expenses	2012			2011
(dollars in millions)	Core Portfolio	Opportunity Funds	Notes Receivable and Other	Core Portfolio	Opportunity Funds	Notes Receivable and Other
Property operating	$9.6	$15.1	$(2.8)	$7.7	$12.2	$(2.4)
Other operating	2.1	2.1	(0.2)	0.8	0.7	(0.1)
Real estate taxes	10.0	8.8	—	8.6	6.7	—
General and administrative	22.8	14.4	(15.7)	24.2	16.7	(17.8)
Depreciation and amortization	18.3	15.6	(1.0)	14.2	12.4	(0.9)
Reserve for notes receivable	—	—	0.4	—	—	—
Total operating expenses	$62.8	$56.0	$(19.3)	$55.5	$48.7	$(21.2)
The increase in property operating expenses for the Core Portfolio was a result of the 2012 and 2011 Core Acquisitions and an $1.2 million increase in credit loss during 2012. Property operating in the Opportunity Funds increased as a result of the 2012 and 2011 Fund Acquisitions and an increase in credit loss during 2012.
Other operating expenses, which represent acquisition costs, increased for the Core Portfolio and the Opportunity Funds as a result of the 2012 Core Acquisitions and the 2012 Fund Acquisitions, respectively.
Real estate tax expense in the Core Portfolio increased as a result of the 2012 and 2011 Core Acquisitions. Real estate taxes in the Opportunity Funds increased as a result of the 2012 and 2011 Fund Acquisitions and the Fund Redevelopment Properties.
The decrease in general and administrative expense in the Core Portfolio was due to an increase in capitalized salaries related to leasing and redevelopment activities in 2012. The changes in general and administrative expense in the Opportunity Funds and Other, are offsetting, and relate to Promote expense within Fund I, which is eliminated for consolidated financial statement presentation purposes.
Core Portfolio depreciation and amortization increased $4.1 million as a result of the 2012 and 2011 Core Acquisitions. Depreciation and amortization expense in the Opportunity Funds increased $3.2 million due to the 2012 and 2011 Fund Acquisitions and the Fund Redevelopment Properties.

Other	2012			2011
(dollars in millions)	Core Portfolio	Opportunity Funds	Notes Receivable and Other	Core Portfolio	Opportunity Funds	Notes Receivable and Other
Equity in earnings of unconsolidated affiliates	$0.3	$1.3	$—	$0.7	$0.9	$—
Other interest income	—	—	0.1	—	—	0.3
Gain on involuntary conversion of asset	2.4	—	—	—	—	—
(Loss) gain on debt extinguishment	—	(0.2)	—	1.3	—	—
Interest and other finance expense	(15.2)	(12.9)	(0.6)	(16.0)	(12.7)	(1.0)
Income tax (provision) benefit	(0.2)	0.8	—	(1.1)	0.6	—
Income from discontinued operations	—	—	79.4	—	—	48.7
(Loss) income attributable to noncontrolling interests:
- Continuing operations	(0.3)	13.7	—	(0.3)	13.9	—
- Discontinued operations	—	—	(63.8)	—	—	(15.8)

Equity in earnings of unconsolidated affiliates in the Opportunity Funds increased as a result of our share of the $3.4 million gain on the sale of an unconsolidated Opportunity Fund investment and a decrease in acquisition costs during 2012. This was partially offset by 2012 expenses of $2.0 million following the settlement of certain legal proceedings related to our Mervyns investment (reference is made to Legal Proceedings in Part 1, Item 3 in this Form 10-K) and a decrease of $2.6 million in distributions in excess of basis from our Albertson's investment in 2012.

Gain on involuntary conversion of asset of $2.4 million relates to insurance proceeds received in excess of net basis for flood damage at Mark Plaza.
Gain on debt extinguishment of $1.3 million in the Core Portfolio was the result of the purchase of mortgage debt at a discount in 2011.

Income from discontinued operations represents activity related to property sales during 2012 and 2011.

(Loss) income attributable to noncontrolling interests - Continuing operations and Discontinued operations represents the noncontrolling interests' share of all the Opportunity Funds variances discussed above.
Comparison of the year ended December 31, 2011 (“2011”) to the year ended December 31, 2010 (“2010”)

Revenues	2011			2010
(dollars in millions)	Core Portfolio	Opportunity Funds	Notes Receivable and Other	Core Portfolio	Opportunity Funds	Notes Receivable and Other
Rental income	$45.9	$34.2	$—	$44.6	$30.5	$—
Interest income	—	—	11.4	—	—	19.2
Expense reimbursements	11.5	9.6	—	11.9	8.0	—
Lease termination income	0.1	—	—	0.3	—
Management fee income (1)	—	—	1.7	—	—	1.4
Other	0.4	0.3	—	0.3	0.2	—
Total revenues	$57.9	$44.1	$13.1	$57.1	$38.7	$20.6

Note:

(1)
Includes fees earned by us as general partner or managing member of the Opportunity Funds that are eliminated in consolidation and adjusts the loss (income) attributable to noncontrolling interests. The balance reflected in the table represents third party fees that are not eliminated in consolidation. Reference is made to Note 3 in the Notes to Consolidated Financial Statements for an overview of our four reportable segments.

The increase in rental income in the Core Portfolio was attributable to additional rents following the 2011 Core Acquisitions. Rental income in the Opportunity Funds increased from additional rents at Pelham Manor and 161st Street of $1.7 million for leases that commenced during 2010 and 2011 ("2010/2011 Fund Redevelopment Properties") as well as additional rents of $2.1 million following the 2011 Fund Acquisitions.
Interest income decreased as a result of the full repayment of two notes during 2010 and 2011.
Expense reimbursements in the Opportunity Funds increased for both real estate taxes and common area maintenance as a result of the 2010/2011 Fund Redevelopment Properties and the 2011 Fund Acquisitions.

Operating Expenses	2011			2010
(dollars in millions)	Core Portfolio	Opportunity Funds	Notes Receivable and Other	Core Portfolio	Opportunity Funds	Notes Receivable and Other
Property operating	$7.7	$12.2	$(2.4)	$9.1	$12.0	$(1.6)
Other operating	0.8	0.7	(0.1)	—	—	—
Real estate taxes	8.6	6.7	—	8.2	5.8	—
General and administrative	24.2	16.7	(17.8)	22.4	13.6	(15.8)
Depreciation and amortization	14.2	12.4	(0.9)	13.8	10.1	(0.5)
Total operating expenses	$55.5	$48.7	$(21.2)	$53.5	$41.5	$(17.9)

Property operating expenses in the Core Portfolio decreased as a result of higher credit loss during 2010.
General and administrative expense in the Core Portfolio increased as a result of higher stock compensation expense and employee severance costs during 2011. The changes in general and administrative expense in the Opportunity Funds and Other, are offsetting, and relate to Promote expense within Fund I, which is eliminated for consolidated financial statement presentation purposes.
Depreciation and amortization expense in the Opportunity Funds increased due to the 2010/2011 Fund Redevelopment Properties and the 2011 Fund Acquisitions.

Other	2011			2010
(dollars in millions)	Core Portfolio	Opportunity Funds	Notes Receivable and Other	Core Portfolio	Opportunity Funds	Notes Receivable and Other
Equity in earnings of unconsolidated affiliates	$0.7	$0.9	$—	$0.6	$10.4	$—
Other interest income	—	—	0.3	—	—	0.4
Gain on debt extinguishment	1.3	—	—	—	—	—
Gain from bargain purchase	—	—	—	—	33.8	—
Interest and other finance expense	(16.0)	(12.7)	(1.0)	(18.0)	(16.8)	0.4
Income tax provision	(1.1)	0.6	—	(3.2)	0.4	—
Income from discontinued operations	—	—	48.7	—	—	3.5
(Loss) income attributable to noncontrolling interests:
- Continuing operations	(0.3)	13.9	—	(0.3)	(18.7)	—
- Discontinued operations	—	—	(15.8)	—	—	(1.7)
Equity in earnings of unconsolidated affiliates in the Opportunity Funds decreased as a result of a decrease in distributions in excess of basis from our Albertson’s investment of $6.3 million in 2011 and a decrease in our pro-rata share of income from our Mervyns investment in 2011.
Gain on debt extinguishment of $1.3 million was the result of the purchase of mortgage debt at a discount in 2011.
The $33.8 million gain from bargain purchase was attributable to Fund II’s purchase of an unaffiliated membership interest in CityPoint in 2010.
Interest expense in the Core Portfolio decreased $2.0 million in 2011. This was the result of a decrease in average outstanding borrowings during 2011 resulting in a decrease of $1.5 million as well as a decrease in loan amortization expense of $0.4 million related to refinanced debt in 2011. Interest expense in the Opportunity Funds decreased $4.1 million in 2011. This was attributable to higher capitalized interest in 2011 and a decrease in loan amortization expense related to refinanced debt in 2010. These were offset by an increase of $1.1 million related to higher average outstanding borrowings and an increase of $1.1 million related to higher average interest rates in 2011.
The variance in the income tax provision in the Core Portfolio related to income taxes at the TRS level for our pro-rata share of income from our Albertson’s investment in 2010 and an overaccrual of the 2010 tax liability at the TRS levels.
Income from discontinued operations represents activity related to property sales during 2011.
(Loss) income attributable to noncontrolling interests – Continuing operations and Discontinued operations represents the noncontrolling interests’ share of all the Opportunity Funds variances discussed above.
CORE PORTFOLIO

The following discussion of net property operating income ("NOI") and rent spreads on new and renewal leases includes the activity from both our consolidated and our pro-rata share of unconsolidated properties within our Core Portfolio. Our Opportunity Funds invest primarily in properties that typically require significant leasing and redevelopment. Given that the Opportunity Funds are finite-life investment vehicles, these properties are sold following stabilization. For these reasons, we believe NOI and rent spreads are not meaningful measures for our Opportunity Fund investments.

NOI represents property revenues less property expenses. We consider NOI and rent spreads on new and renewal leases for our Core Portfolio to be appropriate supplemental disclosures of portfolio operating performance due to their widespread acceptance and use within the REIT investor and analyst communities. NOI and rent spreads on new and renewal leases are presented to assist investors in analyzing our property performance, however, our method of calculating these may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs.

Net Property Operating Income

NOI is determined as follows:
RECONCILIATION OF OPERATING INCOME TO NET OPERATING INCOME - CORE PORTFOLIO

(dollars in millions)	Year Ended December 31,
	2012	2011
Operating Income	$34.9	$32.0
Add back:
General and administrative	21.5	23.0
Depreciation and amortization	32.9	25.7
Impairment of asset	0.4	—
Less:
Management fee income	(1.4)	(1.7)
Interest income	(7.9)	(11.4)
Straight-line rent and other adjustments	(10.3)	(6.6)
Consolidated NOI	70.1	61.0

Noncontrolling interest in NOI	(9.3)	(8.9)
Operating Partnership's interest in Opportunity Funds	(7.2)	(7.5)
NOI - Core Portfolio	$53.6	$44.6

Same Store NOI includes Core Portfolio properties that we owned for both the current and prior periods presented, but excludes those properties which we acquired, expect to sell, were sold or redeveloped during these periods. The following table summarizes Same Store NOI for our Core Portfolio for the years ended December 31, 2012 and 2011:

SAME STORE NET OPERATING INCOME - CORE PORTFOLIO

	Year Ended December 31,
(dollars in millions)	2012	2011
NOI	$53.6	$44.6
Less properties excluded from Same Store NOI	(13.3)	(5.7)
Same Store NOI	$40.3	$38.9

Percent change from historic period	3.7%

Components of Same Store NOI
Same Store Revenues	$57.9	$56.5
Same Store Operating Expenses	17.6	17.6
Same Store NOI	$40.3	$38.9

Rent Spreads on Core Portfolio New and Renewal Leases

The following table summarizes rent spreads on both a cash basis and straight-line basis for new and renewal leases based on leases executed within our Core Portfolio for the year ended December 31, 2012. Cash basis represents a comparison of rent most recently paid on the previous lease as compared to the initial rent paid on the new lease. Straight-line basis represents a comparison of rents as adjusted for contractual escalations, abated rent and lease incentives for the same comparable leases.

	Year Ended
	December 31, 2012
Core Portfolio New and Renewal Leases	Cash Basis	Straight-Line Basis
Number of new and renewal leases executed	55	55
Gross leasable area	315,431	315,431
New base rent	$16.56	$17.16
Previous base rent	$16.71	$16.16
Percent growth in base rent	(0.9)%	6.2%
Average cost per square foot (1)	$7.07	$7.07
Weighted average lease term (years)	5.5	5.5

Note:
(1) The average cost per square foot includes tenant improvement costs, leasing commissions and tenant allowances.
SELF-STORAGE PORTFOLIO
During the fourth quarter of 2012, we sold 12 of the 14 self-storage properties with two properties remaining under contract. We anticipate closing on the remaining two properties during 2013. Accordingly, activity related to this portfolio is no longer relevant to a discussion of our results of operations.
RECONCILIATION OF NET INCOME TO FUNDS FROM OPERATIONS

	For the Years Ended December 31,
(dollars in thousands)	2012	2011	2010	2009	2008
Net income attributable to Common Shareholders	$39,706	$51,555	$30,057	$31,133	$25,068
Depreciation of real estate and amortization of leasing costs:
Consolidated affiliates, net of noncontrolling interests’ share	23,090	18,274	18,445	18,847	18,519
Unconsolidated affiliates	1,581	1,549	1,561	1,604	1,687
Income attributable to noncontrolling interests in operating partnership (1)	510	635	377	464	437
Gain on sale of properties (net of noncontrolling interests’ share)
Consolidated affiliates	(15,451)	(31,716)	—	(2,435)	(7,182)
Unconsolidated affiliates	(609)	—	—	—	(565)
Impairment of asset	—	2,616	—	—	—
Funds from operations (2)	$48,827	$42,913	$50,440	$49,613	$37,964
Funds From Operations per Share - Diluted
Weighted average number of Common Shares and OP Units	46,940	41,467	40,876	38,913	34,940
Funds from operations, per share	$1.04	$1.04	$1.23	$1.28	$1.09

Notes:
(1)	Represents income attributable to Common OP Units and does not include distributions paid to Series A and B Preferred OP Unitholders.

(2)
We consider funds from operations (“FFO”) as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) and net property operating income ("NOI") to be an appropriate supplemental disclosure of operating performance for an equity REIT due to its widespread acceptance and use within the REIT and analyst communities. FFO and NOI are presented to assist investors in analyzing our performance. They are helpful as they exclude various items included in net income that are not indicative of the operating performance, such as gains (losses) from sales of depreciated property, depreciation and amortization, and impairment of depreciable real estate. In addition, NOI excludes interest expense. Our method of calculating FFO and NOI may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO does not represent cash generated from operations as defined by generally accepted accounting principles (“GAAP”) and is not indicative of cash available to fund all cash needs, including distributions. It should not be considered as an alternative to net income for the purpose of evaluating our performance or to cash flows as a measure of liquidity. Consistent with the NAREIT definition, we define FFO as net income (computed in accordance with GAAP), excluding gains (losses) from sales of depreciated property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. During 2012 NAREIT issued a clarification to the definition of FFO whereby impairment charges for depreciable real estate are to be excluded in the calculation of FFO. Accordingly, 2011 FFO has been restated to exclude an impairment charge of $2.6 million.

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
Distributions
In order to qualify as a REIT for Federal income tax purposes, we must currently distribute at least 90% of our taxable income to our shareholders. For the year ended December 31, 2012, we paid dividends and distributions on our Common Shares and Common OP Units totaling $33.2 million.
Investments
Fund I and Mervyns I
Fund I and Mervyns I have returned all invested capital and accumulated preferred return thus triggering our Promote in all future Fund I and Mervyns I earnings and distributions. As of December 31, 2012, $86.6 million has been invested in Fund I and Mervyns I, of which the Operating Partnership contributed $19.2 million.
As of December 31, 2012, Fund I currently owned, or had ownership interests in three remaining assets comprising approximately 0.1 million square feet.
In addition, we, along with our Fund I investors have invested in Mervyns as discussed in Item 1. of this Form 10-K.
Fund II and Mervyns II
To date, Fund II’s primary investment focus has been in investments involving significant redevelopment activities and the RCP Venture. As of December 31, 2012, $300.0 million has been invested in Fund II and Mervyns II, of which the Operating Partnership contributed $60.0 million.
During September of 2004, through Fund II, we launched our New York Urban/Infill Redevelopment Initiative. Fund II, together with an unaffiliated partner, formed Acadia Urban Development LLC ("Acadia Urban Development") for the purpose of acquiring, constructing, redeveloping, owning, operating, leasing and managing certain retail or mixed-use real estate properties in the New York City metropolitan area. The unaffiliated partner agreed to invest 10% of required capital up to a maximum of $2.2 million and Fund II, the managing member, agreed to invest the balance to acquire assets in which Acadia Urban Development agreed to invest. Of the nine properties acquired by Acadia Urban Development, two have been sold, and one is currently under contact for sale. Of the remaining six assets, four are currently at, or near, stabilization, one is currently under construction and one is in the design phase. Redevelopment costs incurred during 2012 by Acadia Urban Development in connection with the New York Urban/Infill Redevelopment Initiative totaled $52.2 million. Anticipated additional costs for the property currently under construction are currently estimated to range between $107.1 and $197.1 million.

RCP Venture
Reference is made to Note 4 in the Notes to Consolidated Financial Statements, for a table summarizing the RCP Venture investments from inception through December 31, 2012.
Fund III
During 2007, we formed Fund III with 14 institutional investors, including all of the investors from Fund I and a majority of the investors from Fund II with $502.5 million of committed discretionary capital. During 2012, the committed capital amount was reduced to $475.0 million. As of December 31, 2012, $341.0 million has been invested in Fund III, of which the Operating Partnership contributed $67.9 million. The remaining $134.0 million of unfunded capital will be used to fund current redevelopment projects.
Fund III has invested in five redevelopment projects as previously discussed in “—INVESTING ACTIVITIES” in Item 1. of this Form 10-K. Remaining anticipated costs for the projects currently owned by Fund III that can be estimated aggregate between $78.7 million and $99.2.
Other Fund III Investments
In addition to its five redevelopment projects noted above, Fund III also owns, or has ownership interests in, the following 10 assets comprising approximately 1.7 million square feet as follows:

(dollars in millions)
Property	Location	Date Acquired	Purchase Price	GLA
Arundel Plaza	Glen Burnie, MD	August 2012	$17.6	265,100
Lincoln Park Centre	Chicago, IL	April 2012	31.5	62,700
640 Broadway	New York, NY	February 2012	32.5	39,600
New Hyde Park	New Hyde Park, NY	December 2011	11.2	31,500
654 Broadway	New York, NY	December 2011	13.7	18,700
Parkway Crossing	Baltimore, MD	December 2011	21.6	260,000
The Heritage Shops at Millennium Park	Chicago, IL	April 2011	31.6	105,000
Lincoln Road	South Miami Beach, FL	February 2011	51.9	61,400
White City Shopping Center	Shrewsbury, MA	December 2010	56.0	225,200
Cortlandt Towne Center	Westchester Co. NY	January 2009	78.0	642,000
Total			$345.6	1,711,200
Fund IV
During 2012, we formed Fund IV with 17 principally institutional investors as well as some high-net worth individuals. Reference is made to Note 1 in the Notes to Consolidated Financial Statements, for a detailed discussion of Fund IV.
To date, Fund IV has acquired three properties. Reference is made to Note 2 in the Notes to Consolidated Financial Statements, for a detailed discussion of these acquisitions.
Fund IV has invested in one redevelopment projects as previously discussed in “—INVESTING ACTIVITIES” in Item 1. of this Form 10-K. Remaining costs for this project are currently estimated to aggregate between $4.0 million and $4.5 million.
Notes Receivable
As of December 31, 2012, our notes receivable, net aggregated $129.3 million, with accrued interest thereon of $2.7 million. The notes were collateralized by the underlying properties, the borrower’s ownership interest in the entities that own the properties, and/or by the borrower’s personal guarantee. Effective interest rates on our notes receivable ranged from 6.0% to 24.0% with maturities from June 2013 through November 2020.
Investments made in notes receivable during 2012 are discussed in Note 5 in the Notes to Consolidated Financial Statements.

Other Investments
Acquisitions made during 2012 are discussed in Note 2 in the Notes to Consolidated Financial Statements.
Core Portfolio Property Redevelopment and Re-anchoring
Our Core Portfolio redevelopment and re-anchoring programs focus on selecting well-located urban/street retail locations and dense suburban shopping centers and creating significant value through re-tenanting and property redevelopment. During 2011, we initiated the re-anchoring of three properties, the Bloomfield Town Square, located in Bloomfield Hills, MI and two former A&P supermarket locations located in the New York City metropolitan area. During 2012, we completed the Bloomfield Hills re-anchoring as well as the re-anchoring of the majority of space at one of the two former A&P supermarket locations. Costs associated with these redevelopments aggregated $10.6 million. Re-anchoring costs for the remainder of the space are estimated to range between $4.0 million and $6.0 million.
Purchase of Convertible Notes
Purchases of the Convertible Notes have been another use of our liquidity, although as of December 31, 2012 all but $0.9 million of the Convertible Notes have been retired. During 2011, we purchased $48.8 million in face amount of our outstanding Convertible Notes for $49.0 million.
Share Repurchase
We have an existing share repurchase program as further described in Item 5. of this Form 10-K. Management has not repurchased any shares under this program since December 2001, although it has the authority to repurchase up to approximately $7.5 million of our outstanding Common Shares.
SOURCES OF LIQUIDITY
We intend on using Fund IV, as well as new opportunity funds that we may establish in the future, as the primary vehicles for our future acquisitions. Fund IV has $365.9 million of unfunded capital commitments from noncontrolling interests as of December 31, 2012. Additional sources of capital for funding property acquisitions, redevelopment, expansion and re-tenanting are expected to be obtained primarily from (i) cash on hand of $91.8 million as of December 31, 2012 and cash flow from operating activities, (ii) the issuance of public equity or debt instruments, (iii) unfunded capital commitments from noncontrolling interests of $107.3 million for Fund III, (iv) additional debt financings, and (v) future sales of existing properties.
During 2012, noncontrolling interest capital contributions to Fund II, III and IV of $14.2 million, $91.5 million and $49.7 million, respectively, were primarily used to fund acquisitions and to pay down existing credit facilities.
Shelf Registration Statements and Issuance of Equity
During April 2012, we filed a new shelf registration on Form S-3 providing for offerings of up to a total of $500.0 million of Common Shares, Preferred Shares and debt securities. We currently have remaining capacity under this registration statement to issue up to approximately $231 million of these securities.
During January 2012, we established an ATM equity program with an aggregate offering of up to $75.0 million in Common Shares. During 2012, we sold approximately 3.3 million Common Shares under this program for gross proceeds of $75.0 million and net proceeds of $73.7 million.
During August 2012, we established a new ATM equity program with an aggregate offering of up to $125.0 million in Common Shares. Through December 31, 2012, we sold approximately 2.8 million Common Shares under this program for gross proceeds of approximately $68.8 million and net proceeds of approximately $67.8 million. As of December 31, 2012, there is $56.2 million remaining under this program.
During October 2012, we issued approximately 3.5 million Common Shares, which generated gross proceeds of approximately $86.9 million and net proceeds of approximately $85.8 million.
We have historically used and in the future intend to use the net proceeds of these equity issuances for general corporate purposes, which may include, among other things, repayment of our debt, future acquisitions, directly and through our Opportunity Funds, and redevelopments of and capital improvements to our properties.

Asset Sales
Asset sales are an additional source of liquidity for us. Dispositions made during 2012 are discussed further in Note 2 in the Notes to Consolidated Financial Statements.
Notes Receivable Repayments
Reference is made to Note 5 in the Notes to Consolidated Financial Statements, for an overview of our notes receivable and for payments received during the years ended December 31, 2012, 2011 and 2010.
Financing and Debt
As of December 31, 2012, our outstanding mortgage and convertible notes payable aggregated $728.1 million, and were collateralized by 35 properties and related tenant leases. Interest rates on our outstanding indebtedness ranged from 1.00% to 7.25% with maturities that ranged from April 2013 to September 2022. Taking into consideration $132.9 million of notional principal under variable to fixed-rate swap agreements currently in effect, $435.2 million of the portfolio, or 60%, was fixed at a 4.97% weighted average interest rate and $292.9 million, or 40% was floating at a 3.95% weighted average interest rate as of December 31, 2012. There is $109.0 million of debt maturing in 2013 at a weighted average interest rate of 4.37%. Of this amount, $6.9 million represents scheduled annual amortization. The loans relating to $20.7 million of the 2013 maturities provide for extension options, which we believe we will be able to exercise. As it relates to the remaining 2013 maturities, we may not have sufficient cash on hand to repay such indebtedness and, as such, we may have to refinance this indebtedness or select other alternatives based on market conditions at that time.
As of December 31, 2012, we had $120.4 million of additional capacity under existing revolving debt facilities. Subsequent to December 31, 2012, the Company closed on a new $150.0 million unsecured line of credit. This facility replaced the existing $64.5 million line of credit to the Operating Partnership that matured.
During November 2012, the U.S. Citizenship and Immigration Services ("USCIS") approved the CityPoint project's application for $200.0 million of construction financing under the U.S.'s Immigrant Investor Program, commonly known as "EB-5". Currently all funds are in escrow and will be released upon the approval of the USCIS.
The following table sets forth certain information pertaining to our secured credit facilities:

(dollars in millions) Borrower	Total available credit facilities	Amount borrowed as of December 31, 2011	Net borrowings (repayments) during the year ended December 31, 2012	Amount borrowed as of December 31, 2012	Letters of credit outstanding as of December 31, 2012	Amount available under credit facilities as of December 31, 2012
Acadia Realty, LP	$64.5	$1.0	$(1.0)	$—	$—	$64.5
Fund II	—	40.0	(40.0)	—	—	—
Fund III	—	136.1	(136.1)	—	—	—
Fund IV	150.0	—	93.1	93.1	—	56.9
Total	$214.5	$177.1	$(84.0)	$93.1	$—	$121.4
Reference is made to Note 8 and Note 9 to our Consolidated Financial Statements, for a summary of the financing and refinancing transactions during the year ended December 31, 2012.
CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS
At December 31, 2012, maturities on our mortgage notes ranged from April 2013 to September 2022. In addition, we have non-cancelable ground leases at eight of our shopping centers. We lease space for our White Plains corporate office for a term expiring in 2015. The following table summarizes our debt maturities, obligations under non-cancelable operating leases and construction commitments as of December 31, 2012:

	Payments due by period
Contractual obligations:	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
(dollars in millions)
Future debt maturities	$728.1	$109.0	$381.5	$197.6	$40.0
Interest obligations on debt	94.1	28.9	45.9	14.2	5.1
Operating lease obligations	145.7	4.3	8.5	6.5	126.4
Construction commitments (1)	92.7	92.7	—	—	—
Total	$1,060.6	$234.9	$435.9	$218.3	$171.5

Note:
(1) In conjunction with the redevelopment of our Core Portfolio and Opportunity Fund properties, we have entered into construction commitments with general contractors. We intend to fund these requirements with existing liquidity.

OFF BALANCE SHEET ARRANGEMENTS
We have investments in the following joint ventures for the purpose of investing in operating properties. We account for these investments using the equity method of accounting. As such, our financial statements reflect our share of income and loss from, but not the individual assets and liabilities, of these joint ventures.
Reference is made to Note 4 in the Notes to Consolidated Financial Statements, for a discussion of our unconsolidated investments. The Operating Partnership's pro-rata share of unconsolidated debt related to those investments is as follows:

(dollars in millions)
Investment	Pro-rata share of mortgage debt Operating Partnership	Interest rate at December 31, 2012	Maturity date
Lincoln Road (Fund III)	$3.8	6.14%	August, 2014
Crossroads Shopping Center	29.1	5.37%	December, 2014
Parkway Crossing	2.5	2.41%	January, 2015
Arundel Plaza	1.6	5.60%	April, 2015
Brandywine Town Center	36.9	5.99%	July, 2016
White City Shopping Center	6.5	2.81%	December, 2017
Georgetown Portfolio	9.2	4.72%	November, 2027
Total	$89.6

In addition to our derivative financial instruments, one of our unconsolidated affiliates is a party to two separate interest rate LIBOR swaps with a notional value of $29.1 million, which effectively fix the interest rate at 5.54% and expire in December 2017. The Operating Partnership's pro-rata share of the fair value of the derivative liabilities totaled $0.5 million at December 31, 2012

HISTORICAL CASH FLOW
The following table compares the historical cash flow for the year ended December 31, 2012 (“2012”) with the cash flow for the year ended December 31, 2011 (“2011”).

	Years Ended December 31,
	2012	2011	Variance
(dollars in millions)
Net cash provided by operating activities	$59.7	$66.3	$(6.6)
Net cash used in investing activities	(136.7)	(153.2)	16.5
Net cash provided by financing activities	79.0	56.1	22.9
Total	$2.0	$(30.8)	$32.8
A discussion of the significant changes in cash flow for 2012 versus 2011 is as follows:
The decrease of $6.6 million in net cash provided by operating activities was primarily attributable to the following:

Items which contributed to a decrease in cash from operating activities:

•	Insurance proceeds received in 2011 related to the flood damage at the Mark Plaza shopping center and the redeployment of these proceeds in the restoration of the property during 2012

•	A decrease in distributions of $2.6 million related to our RCP investment in Albertson's during 2012

Items which contributed to an increase in cash from operating activities:

•	Additional rents from Core Portfolio and Opportunity Fund acquisitions

The decrease of $16.5 million in net cash used in investing activities primarily resulted from the following:

Items which contributed to a decrease in cash used in investing activities:

•	An increase of $356.4 million in proceeds from the sale of the Self-Storage Portfolio and Canarsie Plaza during 2012

•	An increase of $18.0 million in return of capital from unconsolidated affiliates related to the sale of the White Oak Shopping Center and the refinancing of our investment in Georgetown, D.C.

Items which contributed to an increase in cash used in investing activities:

•	An increase of $125.5 million used for the acquisition of real estate in 2012

•	An increase of $20.0 million in expenditures for redevelopment and tenant installations during 2012

•	An increase of $105.9 million in investments and advances to unconsolidated affiliates during 2012 related to the acquisitions of Fund IV's Lincoln Road and 1701 Belmont Avenue

•	An increase of $74.3 million in advances of notes receivable during 2012

•	A decrease of $31.1 million from the collection of notes receivable during 2012

The $22.9 million increase in net cash provided by financing activities resulted primarily from the following:

Items which contributed to an increase in cash from financing activities:

•	An increase of $288.9 million in mortgage debt proceeds during 2012

•	An increase of $178.8 million in cash from the issuance of Common Shares, net of costs during 2012

•	An additional $54.3 million in contributions from noncontrolling interests during 2012

•	An additional $49.0 million in principal payments on convertible notes during 2011

Items which contributed to a decrease in cash from financing activities:

•	An increase of $387.7 million in principal payments on mortgage notes during 2012

•	An increase of $153.2 million in distributions to noncontrolling interests during 2012

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

Valuation of Property Held for Use and Sale
On a quarterly basis, we review the carrying value of both properties held for use and for sale. We perform an impairment analysis by calculating and reviewing net operating income on a property-by-property basis. We evaluate leasing projections and perform other analyses to conclude whether an asset is impaired. We record impairment losses and reduce the carrying value of properties when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases where we do not expect to recover our carrying costs on properties held for use, we reduce our carrying cost to fair value. For properties held for sale, we reduce our carrying value to the fair value less costs to sell. During the year ended December 31, 2011, we determined that the value of the Granville Centre owned by Fund I was impaired. Accordingly, we recorded an impairment loss of $6.9 million. Granville Centre was subsequently sold during 2011. For the years ended December 31, 2012 and 2010, no impairment losses on our properties were recognized. Management does not believe that the value of any properties in its portfolio was impaired as of December 31, 2012.
Investments in and Advances to Unconsolidated Joint Ventures
We periodically review our investment in unconsolidated joint ventures for other than temporary declines in market value. Any decline that is not expected to be recovered in the next twelve months is considered other than temporary and an impairment charge is recorded as a reduction in the carrying value of the investment. During the year ended December 31, 2012, we recorded a reduction in the carrying amount of our investments in Mervyn's of $2.0 million related to the estimated value of the remaining assets. No impairment charges related to our investment in unconsolidated joint ventures were recognized for the years ended December 31, 2011 and 2010.
Bad Debts
We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make payments on arrearages in billed rents, as well as the likelihood that tenants will not have the ability to make payments on unbilled rents including estimated expense recoveries. We also maintain a reserve for straight-line rent receivables. For the years ended December 31, 2012 and 2011, the allowance for doubtful accounts totaled $6.1 million and $5.3 million, respectively. If the financial condition of our tenants were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.
Real Estate
Real estate assets are stated at cost less accumulated depreciation. Expenditures for acquisition, redevelopment, construction and improvement of properties, as well as significant renovations are capitalized. Interest costs are capitalized until construction is substantially complete. Construction in progress includes costs for significant property expansion and redevelopment. Depreciation is computed on the straight-line basis over estimated useful lives of 30 to 40 years for buildings, the shorter of the useful life or lease term for tenant improvements and five years for furniture, fixtures and equipment. Expenditures for maintenance and repairs are charged to operations as incurred.
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
Involuntary Conversion of Asset
We experienced significant flooding resulting in extensive damage to one of our properties during September 2011. Costs related to the clean-up and redevelopment were insured to a limit sufficient that we believed would allow for full restoration of the property. Loss of rents during the redevelopment were covered by business interruption insurance subject to a $0.1 million deductible. We planned to restore the improvements that were damaged by the flooding and expected that the costs of such restoration and rebuilding would be recoverable from insurance proceeds. In accordance with ASC Topic 360 “Property, Plant and Equipment” and as a result of the above-described property damage, we have recorded a write-down of the asset's carrying value in the accompanying 2011 consolidated balance sheet of approximately $1.4 million. In addition, we recorded an insurance recovery in the same amount that is included in Prepaid Expenses and Other Assets in the accompanying consolidated balance sheet as of December 31, 2011. We also provided a $0.1 million provision in the 2011 consolidated statement of income for its exposure to the insurance deductible attributable to the loss of rents. During the year ended, December 31 2011, we received initial insurance proceeds of approximately $6.9 million. During the year ended December 31, 2012, we received additional insurance proceeds of approximately $3.7 million. In connection with these proceeds, we recognized a gain on involuntary conversion of asset of $2.4 million.
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
Notes Receivable
Real estate notes receivable investments are intended to be held to maturity and are carried at cost. Interest income from notes receivable and preferred equity investments are recognized on the effective interest method over the expected life of the loan. Under the effective interest method, interest or fees to be collected at the origination of the loan or the payoff of the loan is recognized over the term of the loan as an adjustment to yield.
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
During 2012, we provided for a $0.4 million net reserve on notes receivable as a result of a decrease in the value of the underlying collateral properties.
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
Reference is made to the Notes to Consolidated Financial Statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Information as of December 31, 2012
Our primary market risk exposure is to changes in interest rates related to our mortgage debt. See Note 8 in the Notes to Consolidated Financial Statements, for certain quantitative details related to our mortgage debt.
Currently, we manage our exposure to fluctuations in interest rates primarily through the use of fixed-rate debt and interest rate swap agreements. As of December 31, 2012, we had total mortgage and convertible notes payable of $728.1 million, net of unamortized discount of $0.1 million, of which $435.2 million, or 60% was fixed-rate, inclusive of debt with rates fixed through the use of derivative financial instruments, and $292.9 million, or 40%, was variable-rate based upon LIBOR rates plus certain spreads. As of December 31, 2012, we were a party to seven interest rate swap transactions and four interest rate caps transaction to hedge our exposure to changes in interest rates with respect to $132.9 million and $141.2 million of LIBOR-based variable-rate debt, respectively.

The following table sets forth information as of December 31, 2012 concerning our long-term debt obligations, including principal cash flows by scheduled maturity and weighted average interest rates of maturing amounts (dollars in millions):
Consolidated mortgage debt:

Year	Scheduled amortization	Maturities	Total	Weighted average interest rate
2013	$6.9	$102.1	$109.0	4.4%
2014	6.8	49.4	56.2	5.6%
2015	6.1	319.2	325.3	2.7%
2016	2.2	114.2	116.4	5.7%
2017	1.1	80.1	81.2	5.7%
Thereafter	2.4	37.6	40.0	2.2%
	$25.5	$702.6	$728.1

Mortgage debt in unconsolidated partnerships (at our pro-rata share):

Year	Scheduled amortization	Maturities	Total	Weighted average interest rate
2013	$1.0	$—	$1.0	n/a
2014	1.0	31.6	32.6	5.5%
2015	0.3	3.9	4.2	3.7%
2016	0.2	36.9	37.1	6.0%
2017	0.3	6.0	6.3	2.8%
Thereafter	2.1	6.3	8.4	4.7%
	$4.9	$84.7	$89.6
$109.0 million of our total consolidated debt and $1.0 million of our pro-rata share of unconsolidated outstanding debt will become due in 2013. $56.2 million of our total consolidated debt and $32.6 million of our pro-rata share of unconsolidated debt will become due in 2014. As we intend on refinancing some or all of such debt at the then-existing market interest rates, which may be greater than the current interest rate, our interest expense would increase by approximately $2.0 million annually if the interest rate on the refinanced debt increased by 100 basis points. After giving effect to noncontrolling interests, our share of this increase would be $0.6 million. Interest expense on our variable-rate debt of $292.9 million, net of variable to fixed-rate swap agreements currently in effect, as of December 31, 2012 would increase $2.9 million if LIBOR increased by 100 basis points. After giving effect to noncontrolling interests, our share of this increase would be $0.6 million. We may seek additional variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, we would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.
Based on our outstanding debt balances as of December 31, 2012, the fair value of our total consolidated outstanding debt would decrease by approximately $10.0 million if interest rates increase by 1%. Conversely, if interest rates decrease by 1%, the fair value of our total outstanding debt would increase by approximately $8.0 million.
As of December 31, 2012 and 2011, we had notes receivable of $129.3 million and $60.0 million, respectively. We determined the estimated fair value of our notes receivable equated the carrying values by discounting future cash receipts utilizing a discount rate equivalent to the rate at which similar notes receivable would be originated under conditions then existing.
Based on our outstanding notes receivable balances as of December 31, 2012, the fair value of our total outstanding notes receivable would decrease by approximately $1.8 million if interest rates increase by 1%. Conversely, if interest rates decrease by 1%, the fair value of our total outstanding notes receivable would increase by approximately $1.9 million.
Summarized Information as of December 31, 2011
As of December 31, 2011, we had total mortgage and convertible notes payable of $648.6 million of which $288.7 million, or 45% was fixed-rate, inclusive of interest rate swaps, and $359.9 million, or 55%, was variable-rate based upon LIBOR plus certain spreads. As of December 31, 2011, we were a party to five interest rate swap transactions and one interest rate cap transaction to hedge our exposure to changes in interest rates with respect to $57.0 million and $28.9 million of LIBOR-based variable-rate debt, respectively. We were also a party to one forward interest rate swap transaction with respect to $12.5 million of LIBOR-based variable-rate debt.
Interest expense on our variable debt of $359.9 million as of December 31, 2011 would have increased $3.6 million if LIBOR increased by 100 basis points. Based on our outstanding debt balances as of December 31, 2011, the fair value of our total outstanding debt would have decreased by approximately $10.3 million if interest rates increased by 1%. Conversely, if interest rates decreased by 1%, the fair value of our total outstanding debt would have increased by approximately $11.9 million.
Changes in Market Risk Exposures from 2012 to 2011
Our interest rate risk exposure from December 31, 2011 to December 31, 2012 has decreased on both a dollar amount and as a percentage of our overall debt, as we had $359.9 million in variable-rate debt (or 55% of our total debt) at December 31, 2011, as compared to $292.9 million (or 40% of our total debt) in variable-rate debt at December 31, 2012.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The financial statements beginning on page F-1 of this Form 10-K are incorporated herein by reference.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES.
(i) Disclosure Controls and Procedures
We conducted an evaluation, under the supervision and with the participation of management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(ii) Internal Control Over Financial Reporting
(a) Management’s Annual Report on Internal Control Over Financial Reporting
Management of Acadia Realty Trust is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13(a)-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 as required by the Securities Exchange Act of 1934 Rule 13(a)-15(c). In making this assessment, we used the criteria set forth in the framework in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Based on our evaluation under the COSO criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2012 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
BDO USA, LLP, an independent registered public accounting firm that audited our Financial Statements included in this Annual Report, has issued an attestation report on our internal control over financial reporting as of December 31, 2012, which appears in paragraph (b) of this Item 9A.
Acadia Realty Trust
White Plains, New York
February 27, 2013

(b) Attestation report of the independent registered public accounting firm
The Shareholders and Trustees of
Acadia Realty Trust
We have audited Acadia Realty Trust and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Acadia Realty Trust and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on a company’s internal control over financial reporting based on our audit.
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
In our opinion, Acadia Realty Trust and subsidiaries maintained in all material respects effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Acadia Realty Trust and subsidiaries as of December 31, 2012 and 2011 and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2012 and our report dated February 27, 2013 expressed an unqualified opinion thereon.
/s/ BDO USA, LLP
New York, New York
February 27, 2013
(c) Changes in internal control over financial reporting
There was no change in our internal control over financial reporting during our fourth fiscal quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
None

PART III
In accordance with the rules of the SEC, certain information required by Part III is omitted and is incorporated by reference into this Form 10-K from our definitive proxy statement relating to our 2013 annual meeting of stockholders (our “2013 Proxy Statement”) that we intend to file with the SEC no later than April 29, 2013.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information under the following headings in the 2013 Proxy Statement is incorporated herein by reference:

•	“PROPOSAL 1 — ELECTION OF TRUSTEES”

•	“MANAGEMENT”

•	“SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE”

ITEM 11. EXECUTIVE COMPENSATION.
The information under the following headings in the 2013 Proxy Statement is incorporated herein by reference:

•	“ACADIA REALTY TRUST COMPENSATION COMMITTEE REPORT”

•	“COMPENSATION DISCUSSION AND ANALYSIS”

•	“EXECUTIVE AND TRUSTEE COMPENSATION”

•	“COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION”
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
The information under the heading “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” in the 2013 Proxy Statement is incorporated herein by reference.
The information under Item 5. of this Form 10-K under the heading “(c) Securities authorized for issuance under equity compensation plans” is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information under the following headings in the 2013 Proxy Statement is incorporated herein by reference:

•	“CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS”

•	“PROPOSAL 1 — ELECTION OF TRUSTEES—Trustee Independence”
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information under the heading “AUDIT COMMITTEE INFORMATION” in the 2013 Proxy Statement is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
1. Financial Statements: See “Index to Financial Statements” at page F-1 below.
2. Financial Statement Schedule: See “Schedule III—Real Estate and Accumulated Depreciation” at page F-48 below.
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
Dated: February 27, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kenneth F. Bernstein (Kenneth F. Bernstein)	Chief Executive Officer, President and Trustee (Principal Executive Officer)	February 27, 2013

/s/ Jonathan W. Grisham (Jonathan W. Grisham)	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2013

/s/ Richard Hartmann (Richard Hartmann)	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2013

/s/ Douglas Crocker II (Douglas Crocker II)	Trustee	February 27, 2013

/s/ Lorrence T. Kellar (Lorrence T. Kellar)	Trustee	February 27, 2013

/s/ Wendy Luscombe (Wendy Luscombe)	Trustee	February 27, 2013

/s/ William T. Spitz (William T. Spitz)	Trustee	February 27, 2013

/s/ Lee S. Wielansky (Lee S. Wielansky)	Trustee	February 27, 2013

EXHIBIT INDEX
The following is an index to all exhibits including (i) those filed with this Annual Report on Form 10-K and (ii) those incorporated by reference herein:

Exhibit No.	Description
3.1	Declaration of Trust of the Company (1)

3.2	First Amendment to Declaration of Trust of the Company (1)

3.3	Second Amendment to Declaration of Trust of the Company (1)

3.4	Third Amendment to Declaration of Trust of the Company (1)

3.5
Fourth Amendment to Declaration of Trust (incorporated by reference to the copy thereof filed as Exhibit 3.1 (a) to Company's Quarterly Report on Form 10-Q filed for the quarter ended September 30, 1998.)

3.6	Fifth Amendment to Declaration of Trust (incorporated by reference to the copy thereof filed as Exhibit 3.4 to the Company's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2009.)

3.7
Amended and Restated Bylaws of the Company ( incorporated by reference to the copy thereof filed as Exhibit 3.3 to the Company's Annual Report on Form 10-K filed for the fiscal year ended December 31, 2005.)

3.8
First Amendment the Amended and Restated Bylaws of the Company (incorporated by reference to the copy thereof filed as Exhibit 3.5 to the Company's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2009.)

4.1
Voting Trust Agreement between the Company and Yale University dated February 27, 2002 (incorporated by reference to the copy thereof filed as Exhibit 99.1 to Yale University's Schedule 13D filed on September 25, 2002.)

10.1	1999 Share Incentive Plan (incorporated by reference to the copy thereof filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8 filed on September 28, 1999.(2)

10.2	2003 Share Incentive Plan (incorporated by reference to the copy thereof filed as Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed on April 29, 2003.) (2)

10.3
Acadia Realty Trust 1999 Share Incentive Plan and 2003 Share Incentive Plan Deferral and Distribution Election Form (incorporated by reference to the copy thereof filed as Exhibit 10.45 to the Company's Annual Report on Form 10-K filed for the fiscal year ended December 31, 2004.) (2)

10.4
Amended and Restated Acadia Realty Trust 2006 Share Incentive Plan (incorporated by reference to the copy thereof filed as Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed on April 5, 2012.) (2)

10.5
Certain information regarding the compensation arrangements with certain officers of registrant (incorporated by reference to the copy thereof filed as to Item 5.02 of the registrant's Form 8-K filed with the SEC on February 4, 2008.)

10.6
Description of Long Term Investment Alignment Program (incorporated by reference to the copy thereof filed as Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2009.)

10.7	Form of Share Award Agreement (incorporated by reference to the copy thereof filed as Exhibit 99.1 to the Company's Current Report on Form S-8 filed on July 2, 2003.) (2)

10.8
Registration Rights and Lock-Up Agreement (RD Capital Transaction) (incorporated by reference to the copy thereof filed as Exhibit 99.1 (a) to the Company's Registration Statement on Form S-3 filed on March 3, 2000.)

10.9
Registration Rights and Lock-Up Agreement (Pacesetter Transaction) (incorporated by reference to the copy thereof filed as Exhibit 99.1 (b) to the Company's Registration Statement on Form S-3 filed on March 3, 2000.)

10.10
Form of Registration Rights Agreement and Lock-Up Agreement (incorporated by reference to the copy thereof filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K filed for the fiscal year ended December 31, 2003.)

10.11
Contribution and Share Purchase Agreement dated as of April 15, 1998 among Mark Centers Trust, Mark Centers Limited Partnership, the Contributing Owners and Contributing Entities named therein, RD Properties, L.P. VI, RD Properties, L.P. VIA and RD Properties, L.P. VIB (incorporated by reference to the copy thereof filed as Exhibit 10.1 to the Company's Form 8-K filed on April 20, 1998.)

10.12
Agreement of Contribution among Acadia Realty Limited Partnership, Acadia Realty Trust and Klaff Realty, LP and Klaff Realty, Limited ( incorporated by reference to the copy thereof filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K filed for the fiscal year ended December 31, 2003.)

10.13
Employment agreement between the Company and Kenneth F. Bernstein dated October 1998 (incorporated by reference to the copy thereof filed as Exhibit 10.34 to the Company's Annual Report on Form10-K filed for the fiscal year ended December 31, 1998.) (2)

10.14
First Amendment to Employment Agreement between the Company and Kenneth Bernstein dated as of January 1, 2001 (incorporated by reference to the copy thereof filed as Exhibit 10.54 to Company's Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2001.) (2)

10.15
Fourth Amendment to employment agreement between the Company and Kenneth F. Bernstein dated January 19, 2007 (incorporated by reference to the copy thereof filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 24, 2007.) (2)

10.16
Fifth Amendment to Employment Agreement between the Company and Kenneth F. Bernstein dated August 5, 2008 (incorporated by reference to the copy thereof filed as Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2010.) (2)

10.17
Sixth Amendment to the Employment Agreement between the Company and Kenneth F. Bernstein dated March 7, 2011 (incorporated by reference to the copy thereof filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed on March 9, 2011.) (2)

10.18
Letter of employment offer between the Company and Michael Nelsen, Sr. Vice President and Chief Financial Officer dated February 19, 2003 (incorporated by reference to the copy thereof filed as Exhibit 10.63 to the Company's Annual Report on Form 10-K filed for the fiscal year ended December 31, 2002.) (2)

10.19
Form of Amended and Restated Severance Agreement, dated June 12, 2008, that was entered into with each of Joel Braun, Executive Vice President and Chief Investment Officer; Michael Nelsen, Senior Vice President and Chief Financial Officer; Robert Masters, Senior Vice President, General Counsel, Chief Compliance Officer and Secretary; and Joseph Hogan, Senior Vice President and Director of Construction (incorporated by reference to the copy thereof filed as Exhibit 10.1 to the Company's Form 8-K filed on June 12, 2008.) (2)

10.20
First Amendment to Severance Agreements between the Company and Joel Braun Executive Vice President and Chief Investment Officer, Michael Nelsen, Senior Vice President and Chief Financial Officer, Robert Masters, Senior Vice President, General Counsel, Chief Compliance Officer and Secretary and Joseph Hogan, Senior Vice President and Director of Construction dated January 19, 2007 (incorporated by reference to the copy thereof filed as Exhibits 10.2, 10.3, 10.4 and 10.5 to the Company's Current Report on Form 8-K filed on January 24, 2007.) (2)

10.21
Amended and Restated Severance Agreement, dated April 19, 2011, that was entered into with Christopher Conlon, Senior Vice President, Leasing and Development (incorporated by reference to the copy thereof filed as Exhibit 10.43 to the Company's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2011.) (2)

10.22
Amended and Restated Loan Agreement among Acadia Cortlandt LLC and Bank of America, N.A., Note between Acadia Cortlandt LLC and Bank of America, N.A., Note Consolidation and Modification Agreement between Acadia Cortlandt LLC and Bank of America, N.A., Note between Acadia Cortlandt LLC and Bank of America, N.A., Mortgage Consolidation and Modification Agreement between Acadia Cortlandt LLC and Bank of America, N.A., Mortgage Security Agreement between Acadia Cortlandt LLC and Bank of America, N.A. and Amended and Restated Guaranty Agreement between Acadia Cortlandt LLC and Bank of America, N.A., all dated October 26, 2010 (incorporated by reference to the copy thereof filed as Exhibit 10.36 to the Company's Quarterly Report on Form 10-K filed for the year ended December 31, 2010.)

10.23
Revolving Credit Agreement Dated as of November 21, 2012 by and among Acadia Strategic Opportunity Fund IV LLC as Borrower, Acadia Realty Acquisition IV LLC as Borrowers Managing Member, Acadia Realty Limited Partnership as Guarantor, Acadia Realty Trust as Guarantor General Partner, Acadia Investors IV Inc. as Pledgor and Bank of America, N.A. as Administrative Agent, Structuring Agent, Sole Bookrunner, Sole Lead Arranger, Letter of Credit Issuer, and Lender (1)

10.24
Agreement and Plan Of Merger Dated as of December 22, 2005 by and among Acadia Realty Acquisition I, LLC, Ara Btc LLC, ARA MS LLC, ARA BS LLC, ARA BC LLC and ARA BH LLC, Acadia Investors, Inc., AII BTC LLC, AII MS LLC, AII BS LLC, AII BC LLC And AII BH LLC, Samuel Ginsburg 2000 Trust Agreement #1, Martin Ginsburg 2000 Trust Agreement #1, Martin Ginsburg, Samuel Ginsburg and Adam Ginsburg, and GDC SMG, LLC, GDC Beechwood, LLC, Aspen Cove Apartments, LLC and SMG Celebration, LLC (incorporated by reference to the copy thereof filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed on January 4, 2006.)

10.25
Purchase and Sale Agreement dated as of December 14, 2012, by and among Acadia Storage Company LLC, Acadia Storage Post Portfolio Company LLC, Acadia Suffern LLC, Acadia Atlantic Avenue LLC, Acadia Pelham Manor LLC and Acadia Liberty LLC, as Sellers and SP Holdings I LLC, as Purchaser (1)

10.26
Amended and Restated Agreement of Limited Partnership of the Operating Partnership (incorporated by reference to the copy thereof filed as Exhibit 10.1 (c) to the Company's Registration Statement on Form S-3 filed on March 3, 2000.)

10.27
First and Second Amendments to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership (incorporated by reference to the copy thereof filed as Exhibit 10.1 (d) to the Company's Registration Statement on Form S-3 filed on March 3, 2000.)

10.28
Third Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership (incorporated by reference to the copy thereof filed as Exhibit 99.3 to the Company's Annual Report on Form 10-K filed for the fiscal year ended December 31, 2003.)

10.29
Fourth Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership ( incorporated by reference to the copy thereof filed as Exhibit 99.4 to the Company's Annual Report on Form 10-K filed for the fiscal year ended December 31, 2003.)

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

99.1
Certificate of Designation of Series A Preferred Operating Partnership Units of Limited Partnership Interest of Acadia Realty Limited Partnership (incorporated by reference to the copy thereof filed as Exhibit 99.5 to Company's Quarterly Report on Form 10-Q filed for the quarter ended June 30, 1997.)

99.2
Certificate of Designation of Series B Preferred Operating Partnership Units of Limited Partnership Interest of Acadia Realty Limited Partnership (incorporated by reference to the copy thereof filed as Exhibit 99.6 to the Company's Annual Report on Form 10-K filed for the fiscal year ended December 31, 2003.)

101.INS	XBRL Instance Document* (3)
101.SCH	XBRL Taxonomy Extension Schema Document* (3)
101.CAL	XBRL Taxonomy Extension Calculation Document* (3)
101.DEF	XBRL Taxonomy Extension Definitions Document* (3)
101.LAB	XBRL Taxonomy Extension Labels Document* (3)
101.PRE	XBRL Taxonomy Extension Presentation Document* (3)
*
Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Notes:

(1)	Filed herewith.

(2)	Management contract or compensatory plan or arrangement.

(3)
XBRL Interactive Data File will be filed by amendment to this Annual Report on Form 10-K within 30 days of the filing date of this Annual Report on Form 10-K, as permitted by Rule 405(a)(2)(ii) of Regulation S-T.

ACADIA REALTY TRUST AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
The Shareholders and Trustees of
Acadia Realty Trust
We have audited the accompanying consolidated balance sheets of Acadia Realty Trust and subsidiaries (the “Company”) as of December 31, 2012 and 2011 and the related consolidated statements of income and comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. In connection with our audits of the financial statements we have also audited the accompanying financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Acadia Realty Trust and subsidiaries at December 31, 2012, and 2011 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with generally accepted accounting principles in the United States of America.
Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Acadia Realty Trust and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 27, 2013 expressed an unqualified opinion thereon.
/s/ BDO USA, LLP
New York, New York
February 27, 2013

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars in thousands)	2012	2011
ASSETS
Operating real estate
Land	$293,691	$176,278
Buildings and improvements	953,020	698,214
Construction in progress	2,429	5,885
	1,249,140	880,377
Less: accumulated depreciation	187,029	160,541
Net operating real estate	1,062,111	719,836
Real estate under development	246,602	218,384
Notes receivable, net	129,278	59,989
Investments in and advances to unconsolidated affiliates	221,694	84,568
Cash and cash equivalents	91,813	89,812
Cash in escrow	18,934	20,482
Rents receivable, net	27,744	23,089
Deferred charges, net	26,777	19,608
Acquired lease intangibles, net	31,975	26,721
Prepaid expenses and other assets	29,241	25,572
Accounts receivable from related parties	210	1,375
Assets of discontinued operations	22,061	363,883
Total assets	$1,908,440	$1,653,319

LIABILITIES
Mortgages payable	$727,048	$647,739
Convertible notes payable	930	930
Distributions in excess of income from, and investments in, unconsolidated affiliates	22,707	21,710
Accounts payable and accrued expenses	29,309	36,569
Dividends and distributions payable	9,674	7,914
Acquired lease and other intangibles, net	14,115	5,462
Other liabilities	21,303	18,517
Liabilities of discontinued operations	13,098	145,169
Total liabilities	838,184	884,010
EQUITY
Shareholders' Equity
Common shares, $.001 par value, authorized 100,000,000 shares, issued and outstanding 52,482,598 and 42,586,376 shares, respectively	52	43
Additional paid-in capital	581,925	348,667
Accumulated other comprehensive loss	(4,307)	(3,913)
Retained earnings	45,127	39,317
Total shareholders’ equity	622,797	384,114
Noncontrolling interests	447,459	385,195
Total equity	1,070,256	769,309
Total liabilities and equity	$1,908,440	$1,653,319

The accompanying notes are an integral part of these consolidated financial statements

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
(dollars in thousands except per share amounts)	2012	2011	2010
Revenues
Rental income	$99,697	$80,140	$75,082
Interest income	7,879	11,429	19,161
Expense reimbursements	24,385	21,141	19,883
Management fee income	1,455	1,674	1,424
Other	1,009	694	840
Total revenues	134,425	115,078	116,390
Operating Expenses
Property operating	21,991	17,513	19,508
Other operating	3,898	1,455	—
Real estate taxes	18,811	15,320	14,006
General and administrative	21,532	23,066	20,209
Depreciation and amortization	32,931	25,672	23,419
Reserve for notes receivable	405	—	—
Total operating expenses	99,568	83,026	77,142
Operating income	34,857	32,052	39,248
Equity in earnings of unconsolidated affiliates	550	1,555	12,450
Gain (loss) on sale of unconsolidated affiliates	3,061	—	(1,479)
Impairment of unconsolidated affiliates	(2,032)	—	—
Other interest income	148	276	406
Gain from bargain purchase	—	—	33,805
Gain on involuntary conversion of asset	2,368	—	—
(Loss) gain on debt extinguishment	(198)	1,268	—
Interest and other finance expense	(28,768)	(29,632)	(34,414)
Income from continuing operations before income taxes	9,986	5,519	50,016
Income tax benefit (provision)	568	(461)	(2,869)
Income from continuing operations	10,554	5,058	47,147
Discontinued operations
Operating income from discontinued operations	10,720	8,752	3,520
Impairment of asset	—	(6,925)	—
Loss on debt extinguishment	(2,541)	—	—
Gain on sale of property	71,203	46,830	—
Income from discontinued operations	79,382	48,657	3,520
Net income	89,936	53,715	50,667
Noncontrolling interests
Continuing operations	13,480	13,655	(18,914)
Discontinued operations	(63,710)	(15,815)	(1,696)
Net income attributable to noncontrolling interests	(50,230)	(2,160)	(20,610)
Net income attributable to Common Shareholders	$39,706	$51,555	$30,057
Basic earnings per share
Income from continuing operations	$0.51	$0.45	$0.69
Income from discontinued operations	0.34	0.80	0.04
Basic earnings per share	$0.85	$1.25	$0.73
Diluted earnings per share
Income from continuing operations	$0.51	$0.45	$0.69
Income from discontinued operations	0.34	0.80	0.04
Diluted earnings per share	$0.85	$1.25	$0.73
The accompanying notes are an integral part of these consolidated financial statements

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
	2012	2011	2010
(dollars in thousands)
Net income	$89,936	$53,715	$50,667
Other Comprehensive (loss) income:
Unrealized loss on valuation of swap agreements	(3,519)	(5,611)	(2,683)
Reclassification of realized interest on swap agreements	2,268	3,081	2,749
Other comprehensive (loss) income	(1,251)	(2,530)	66
Comprehensive income	88,685	51,185	50,733
Comprehensive income attributable to noncontrolling interests	(49,373)	(686)	(20,539)
Comprehensive income attributable to Common Shareholders	$39,312	$50,499	$30,194

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands, except per share amounts)	Common Shares	Share Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Common Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2010	39,787	$40	$299,014	$(2,994)	$16,125	$312,185	$220,292	$532,477
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	365	—	3,240	—	—	3,240	(3,240)	—
Vesting of employee Restricted Share and LTIP awards	133	—	2,060	—	—	2,060	1,778	3,838
Dividends declared ($0.72 per Common Share)	—	—	—	—	(28,976)	(28,976)	(723)	(29,699)
Exercise of trustees options	7	—	109	—	—	109	—	109
Common Shares issued under Employee Share Purchase Plan	6	—	100	—	—	100	—	100
Issuance of Common Shares to Trustees	13	—	266	—	—	266	—	266
Employee Restricted Shares canceled	(57)	—	(966)	—	—	(966)	—	(966)
Noncontrolling interest distributions	—	—	—	—	—	—	(2,892)	(2,892)
Noncontrolling interest contributions	—	—	—	—	—	—	33,556	33,556
	40,254	40	303,823	(2,994)	(12,851)	288,018	248,771	536,789
Comprehensive income (loss):
Net income	—	—	—	—	30,057	30,057	20,610	50,667
Unrealized loss on valuation of swap agreements	—	—	—	(2,329)	—	(2,329)	(354)	(2,683)
Reclassification of realized interest on swap agreements	—	—	—	2,466	—	2,466	283	2,749
Total comprehensive income	—	—	—	137	30,057	30,194	20,539	50,733
Balance at December 31, 2010	40,254	40	303,823	(2,857)	17,206	318,212	269,310	587,522

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands, except per share amounts)	Common Shares	Share Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Common Shareholders’ Equity	Noncontrolling Interests	Total Equity
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	11	—	56	—	—	56	(56)	—
Issuance of Common Shares, net of issuance costs	2,250	2	44,658	—	—	44,660	—	44,660
Vesting of employee Restricted Share and LTIP awards	96	1	481	—	—	482	3,550	4,032
Dividends declared ($0.72 per Common Share)	—	—	—	—	(29,444)	(29,444)	(984)	(30,428)
Exercise of trustees options	2	—	16	—	—	16	—	16
Common Shares issued under Employee Share Purchase Plan	5	—	93	—	—	93	—	93
Issuance of LTIP Unit awards to employees	—	—	—	—	—	—	2,441	2,441
Issuance of Common Shares to Trustees	8	—	264	—	—	264	—	264
Employee Restricted Shares canceled	(40)	—	(724)	—	—	(724)	—	(724)
Noncontrolling interest distributions	—	—	—	—	—	—	(7,697)	(7,697)
Noncontrolling interest contributions	—	—	—	—	—	—	117,945	117,945
	42,586	43	348,667	(2,857)	(12,238)	333,615	384,509	718,124
Comprehensive income (loss):
Net income	—	—	—	—	51,555	51,555	2,160	53,715
Unrealized loss on valuation of swap agreements	—	—	—	(3,461)	—	(3,461)	(2,150)	(5,611)
Reclassification of realized interest on swap agreements	—	—	—	2,405	—	2,405	676	3,081
Total comprehensive (loss) income	—	—	—	(1,056)	51,555	50,499	686	51,185
Balance at December 31, 2011	42,586	43	348,667	(3,913)	39,317	384,114	385,195	769,309

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands, except per share amounts)	Common Shares	Share Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Common Shareholders’ Equity	Noncontrolling Interests	Total Equity
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	334	—	5,880	—	—	5,880	(5,880)	—
Issuance of Common Shares, net of issuance costs	9,510	9	226,712	—	—	226,721	—	226,721
Issuance of OP Units to acquire real estate	—	—	—	—	—	—	2,279	2,279
Dividends declared ($0.72 per Common Share)	—	—	—	—	(33,896)	(33,896)	(1,098)	(34,994)
Vesting of employee Restricted Share and LTIP awards	44	—	192	—	—	192	3,448	3,640
Common Shares issued under Employee Share Purchase Plan	4	—	75	—	—	75	—	75
Issuance of LTIP Unit awards to employees	—	—	—	—	—	—	2,577	2,577
Issuance of Common Shares to trustees	—	—	384	—	—	384	—	384
Exercise of Share options	13	—	187	—	—	187	—	187
Employee Restricted Shares canceled	(9)	—	(172)	—	—	(172)	—	(172)
Noncontrolling interest distributions	—	—	—	—	—	—	(160,663)	(160,663)
Noncontrolling interest contributions	—	—	—	—	—	—	172,228	172,228
	52,482	52	581,925	(3,913)	5,421	583,485	398,086	981,571
Comprehensive (loss) income:
Net income	—	—	—	—	39,706	39,706	50,230	89,936
Unrealized loss on valuation of swap agreements	—	—	—	(1,815)	—	(1,815)	(1,704)	(3,519)
Reclassification of realized interest on swap agreements	—	—	—	1,421	—	1,421	847	2,268
Total comprehensive (loss) income	—	—	—	(394)	39,706	39,312	49,373	88,685
Balance at December 31, 2012	52,482	$52	$581,925	$(4,307)	$45,127	$622,797	$447,459	$1,070,256

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2012	2011	2010
(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$89,936	$53,715	$50,667
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	38,769	33,683	34,499
Amortization of financing costs	3,569	3,918	6,054
Gain from bargain purchase	—	—	(33,805)
Gain on sale of property	(71,203)	(46,830)	—
Loss (gain) on debt extinguishment	2,739	(1,268)	—
Gain on involuntary conversion of asset	(2,368)	—	—
Reserve for notes receivable	405	—	—
Impairment of asset	—	6,925	—
Amortization of discount on convertible debt	—	829	1,042
Non-cash accretion of notes receivable	(453)	(786)	(6,164)
Share compensation expense	4,021	4,299	4,104
Equity in earnings of unconsolidated affiliates	(1,579)	(1,555)	(10,971)
Distributions of operating income from unconsolidated affiliates	3,733	5,515	12,124
Other, net	731	724	4,237
Changes in assets and liabilities
Cash in escrow	2,035	7,319	(20,028)
Rents receivable, net	(6,757)	(8,894)	(4,662)
Prepaid expenses and other assets	1,283	(5,906)	4,297
Accounts receivable from related parties	(250)	1,034	(2,408)
Accounts payable and accrued expenses	(5,648)	14,513	1,874
Other liabilities	709	(903)	3,517
Net cash provided by operating activities	59,672	66,332	44,377
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate	(241,894)	(116,408)	(2,849)
Redevelopment and property improvement costs	(88,787)	(65,090)	(77,671)
Deferred leasing costs	(7,275)	(6,298)	(3,904)
Insurance proceeds from involuntary conversion of asset	3,672	—	—
Investments in and advances to unconsolidated affiliates	(160,888)	(54,981)	(19,116)
Return of capital from unconsolidated affiliates	22,296	4,504	785
Proceeds from notes receivable	25,388	56,519	42,010
Issuance of notes receivable	(108,629)	(34,343)	—
Proceeds from sale of property	419,372	62,940	—
Net cash used in investing activities	(136,745)	(153,157)	(60,745)

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2012	2011	2010
	(dollars in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage notes	(549,095)	(161,389)	(127,823)
Proceeds received on mortgage notes	433,815	144,959	175,793
Purchase of convertible notes payable	—	(48,997)	(240)
Increase in deferred financing and other costs	(6,772)	(2,877)	(6,830)
Capital contributions from noncontrolling interests	172,228	117,945	33,556
Distributions to noncontrolling interests	(161,765)	(8,605)	(1,638)
Dividends paid to Common Shareholders	(32,143)	(29,033)	(28,909)
Proceeds from issuance of Common Shares, net of issuance costs of $762, $206 and $0, respectively	223,477	44,659	—
Repurchase and cancellation of Common Shares	(762)	(726)	(966)
Other employee and trustee stock compensation, net	91	109	209
Net cash provided by financing activities	79,074	56,045	43,152

Increase (decrease) in cash and cash equivalents	2,001	(30,780)	26,784
Cash and cash equivalents, beginning of period	89,812	120,592	93,808
Cash and cash equivalents, end of period	$91,813	$89,812	$120,592

Supplemental disclosure of cash flow information
Cash paid during the period for interest, net of capitalized interest of $5,955, $4,850, and $2,903, respectively	$32,327	$32,120	$31,920

Cash paid for income taxes	$941	$3,776	$1,263

Supplemental disclosure of non-cash investing activities
Acquisition of real estate through assumption of debt	$63,766	$—	$—
Acquisition of real estate through issuance of OP Units	$2,279	$—	$—
Acquisition of real estate through conversion of notes receivable	$14,000	$—	$—

Acquisition of interest in unconsolidated affiliates
Real Estate, net	$—	$—	$(108,000)
Assumption of mortgage debt	—	—	25,990
Gain from bargain purchase	—	—	33,805
Other assets and liabilities	—	—	7,532
Investment in unconsolidated affiliates	—	—	37,824
Cash included in investment in real estate	$—	$—	$(2,849)

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
All of the Company’s assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership (the “Operating Partnership”) and entities in which the Operating Partnership owns an interest. As of December 31, 2012, the Trust controlled approximately 99% of the Operating Partnership as the sole general partner. As the general partner, the Trust is entitled to share, in proportion to its percentage interest, in the cash distributions and profits and losses of the Operating Partnership. The limited partners primarily represent entities or individuals that contributed their interests in certain properties or entities to the Operating Partnership in exchange for common or preferred units of limited partnership interest (“Common OP Units” or “Preferred OP Units”) and employees who have been awarded restricted Common OP Units (“LTIP Units”) as long-term incentive compensation (Note 15). Limited partners holding Common OP and LTIP Units are generally entitled to exchange their units on a one-for-one basis for common shares of beneficial interest of the Trust (“Common Shares”). This structure is referred to as an umbrella partnership REIT or “UPREIT.”
As of December 31, 2012, the Company has ownership interests in 72 properties within its core portfolio, which consist of those properties either 100% owned, or partially owned through joint venture interests, by the Operating Partnership, or subsidiaries thereof, not including those properties owned through its opportunity funds ("Core Portfolio"). The Company also has ownership interests in 28 properties within its opportunity funds, Acadia Strategic Opportunity Fund I, LP ("Fund I"), Acadia Strategic Opportunity II, LLC ("Fund II"), Acadia Strategic Opportunity Fund III LLC ("Fund III") and Acadia Strategic Opportunity Fund IV LLC (("Fund IV") and together with Funds I, II, and III, the "Opportunity Funds"). The 100 Core Portfolio and Opportunity Fund properties primarily consist of urban/street retail, dense suburban neighborhood and community shopping centers and mixed-use properties with a strong retail component. In addition, the Company, together with the investors in the Opportunity Funds, invest in operating companies through Acadia Mervyn Investors I, LLC ("Mervyns I"), Acadia Mervyn Investors II, LLC ("Mervyns II") and Fund II, all on a non-recourse basis.
The Operating Partnership is the sole general partner or managing member of the Opportunity Funds and Mervyns I and II and earns fees or priority distributions for asset management, property management, construction, redevelopment, leasing, and legal services. Cash flows from the Opportunity Funds and Mervyns I and II are distributed pro-rata to their respective partners and members (including the Operating Partnership) until each receives a certain cumulative return ("Preferred Return"), and the return of all capital contributions. Thereafter, remaining cash flow is distributed 20% to the Operating Partnership ("Promote") and 80% to the partners or members (including the Operating Partnership).
Following is a table summarizing the general terms and Operating Partnership's equity interests in the Opportunity Funds and Mervyns I and II:

Entity	Formation Date	Operating Partnership Share of Capital	Committed Capital		Capital Called as of December 31, 2012	Equity Interest Held By Operating Partnership	Preferred Return	Capital Returned as of December 31, 2012
Fund I and Mervyns I (1)	9/2001	22.22%	$90.0		$86.6	37.78%	9%	$86.6
Fund II and Mervyns II	6/2004	20.00%	300.0		300.0	20.00%	8%	84.5
Fund III	5/2007	19.90%	475.0	(2)	341.0	19.90%	6%	164.0
Fund IV	5/2012	23.12%	540.6		64.6	23.12%	6%	—

Note:
(1) - Fund I and Mervyns I have returned all capital and preferred return. The Operating Partnership is now entitled to a Promote on all future cash distributions.
(2) - Original committed capital of Fund III was $502.5 million. During 2012, this amount was reduced to $475.0 million.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization, Basis of Presentation and Summary of Significant Accounting Policies, continued
Principles of Consolidation
The consolidated financial statements include the consolidated accounts of the Company and its controlling investments in partnerships and limited liability companies in which the Company has control in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810 “Consolidation” (“ASC Topic 810”). The ownership interests of other investors in these entities are recorded as noncontrolling interests. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in entities for which the Company has the ability to exercise significant influence over, but does not have financial or operating control, are accounted for using the equity method of accounting. Accordingly, the Company’s share of the earnings (or losses) of these entities are included in consolidated net income.
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
Investments in and Advances to Unconsolidated Joint Ventures
The Company primarily accounts for its investments in unconsolidated joint ventures using the equity method as it does not exercise control over significant asset decisions such as buying, selling or financing nor is it the primary beneficiary under ASC Topic 810, as discussed above in most of these investments. The Company does have significant influence over most of these investments, which requires equity method accounting. Under the equity method, the Company increases its investment for its proportionate share of net income and contributions to the joint venture and decreases its investment balance by recording its proportionate share of net loss and distributions. The Company accounts for some of its investments under the cost method. Due to its minor ownership of three investments as well as the terms of the underlying operating agreements, the Company has no influence over such entities' operating and financial policies. Other than the minority investor rights to which the Company is entitled pursuant to statute, it has no rights other than to receive its pro-rata share of cash distributions as declared by the managers of these investments. The Company has no rights with respect to the control and operation of these investments vehicles, nor with the formulation and execution of business and investment policies. The Company recognizes income for distributions in excess of its investment where there is no recourse to the Company. For investments in which there is recourse to the Company, distributions in excess of the investment are recorded as a liability. Although the Company accounts for its investment in Albertson’s (Note 4) under the equity method of accounting, the Company adopted the policy of not recording its equity in earnings or losses of this unconsolidated affiliate until it receives the audited financial statements of Albertson’s to support the equity earnings or losses in accordance with ASC Topic 323, “Investments – Equity Method and Joint Ventures.”
The Company periodically reviews its investment in unconsolidated joint ventures for other-than-temporary losses in investment value. Any decline that is not expected to be recovered is considered other than temporary and an impairment charge is recorded as a reduction in the carrying value of the investment. During 2012, the Company recorded an impairment charge of $2.0 million in connection with the estimated fair value in its investment in Mervyns. During the years ended December 31, 2011 and 2010, there were no impairment charges related to the Company’s investment in unconsolidated joint ventures.
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
Upon acquisitions of real estate, the Company assesses the fair value of acquired assets and assumed liabilities (including land, buildings and improvements, and identified intangibles such as above and below market leases and acquired in-place leases and customer relationships) and acquired liabilities in accordance with ASC Topic 805 “Business Combinations” and ASC Topic 350 “Intangibles – Goodwill and Other,” and allocates the acquisition price based on these assessments. Fixed-rate renewal options have been included in the calculation of the fair value of acquired leases where applicable. To the extent there were fixed-rate options at below-market rental rates, the Company included these along with the current term below-market rent in arriving at the fair value of the acquired leases. The discounted difference between contract and market rents is being amortized over the remaining applicable lease term, inclusive of any option periods. The Company assesses fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property.
The Company capitalizes certain costs related to the development and redevelopment of real estate including pre-construction costs, interest, real estate taxes, insurance, construction costs and salaries and related costs of personnel directly involved with the specific project. Additionally, the Company capitalizes interest costs related to development and redevelopment activities. Capitalization of these costs begin when the activities and related expenditures commence, and cease when the property is held available for occupancy upon substantial completion of tenant improvements, but no later than one year from the completion of major construction activity at which time the project is placed in service and depreciation commences.
The Company reviews its long-lived assets for impairment when there is an event or a change in circumstances that indicates that the carrying amount may not be recoverable. The Company measures and records impairment losses and reduces the carrying value of properties when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases where the Company does not expect to recover its carrying costs on properties held for use, the Company reduces its carrying costs to fair value, and for properties held for sale, the Company reduces its carrying value to the fair value less costs to sell. During the year ended December 31, 2011, the Company determined that the value of the Granville Centre owned by Fund I was impaired. Accordingly, an impairment loss of $6.9 million was recorded, of which the Operating Partnership's share was $1.5 million. During the years ended December 31, 2012, and 2010, no impairment charges were recorded. Management does not believe that the values of its properties within the portfolio are impaired as of December 31, 2012.
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
Involuntary Conversion of Asset
The Company experienced significant flooding resulting in extensive damage to one of its properties during September 2011. Costs related to the clean-up and redevelopment were insured for an amount sufficient that would allow for full restoration of the property. Loss of rents during the redevelopment were covered by business interruption insurance subject to a $0.1 million deductible.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization, Basis of Presentation and Summary of Significant Accounting Policies, continued
Involuntary Conversion of Asset, continued
In accordance with ASC Topic 360 “Property, Plant and Equipment” and as a result of the above-described property damage, the Company had recorded a write-down of the asset's carrying value of approximately $1.4 million, as well as an insurance recovery in the same amount that is included in Prepaid Expenses and Other Assets in the accompanying consolidated balance sheets as of December 31, 2011. The Company also provided a $0.1 million provision in the 2011 consolidated statement of income for its exposure to the insurance deductible attributable to the loss of rents. During the years ended December 31, 2012 and 2011, the Company received insurance proceeds of approximately $3.7 million and $6.9 million, respectively. The Company recognized a gain on involuntary conversion of $2.4 million as these proceeds exceeded the asset's net basis.
Deferred Costs
Fees and costs paid in the successful negotiation of leases are deferred and amortized on a straight-line basis over the terms of the respective leases. Fees and costs incurred in connection with obtaining financing are deferred and amortized over the term of the related debt obligation. The Company capitalizes salaries, commissions and benefits related to time spent by leasing and legal department personnel involved in originating leases.
Management Contracts
Income from management contracts is recognized on an accrual basis as such fees are earned. The initial acquisition costs of any management contracts are amortized over the estimated lives of the contracts acquired.
Revenue Recognition and Accounts Receivable
Leases with tenants are accounted for as operating leases. Minimum rents are recognized, net of any rent concessions or tenant lease incentives, including free rent, on a straight-line basis over the term of the respective leases, beginning when the tenant is entitled to take possession of the space. As of December 31, 2012 and 2011, included in Rents Receivable, net on the accompanying consolidated balance sheets are unbilled rents receivable relating to the straight-lining of rents of $25.7 million and $22.8 million, respectively. Certain of these leases also provide for percentage rents based upon the level of sales achieved by the tenant. Percentage rent is recognized in the period when the tenants’ sales breakpoint is met. In addition, leases typically provide for the reimbursement to the Company of real estate taxes, insurance and other property operating expenses. These reimbursements are recognized as revenue in the period the related expenses are incurred.
The Company makes estimates of the uncollectability of its accounts receivable related to tenant revenues. An allowance for doubtful accounts has been provided against certain tenant accounts receivable that are estimated to be uncollectible. Once the amount is ultimately deemed to be uncollectible, it is written off. Rents receivable at December 31, 2012 and 2011 are shown net of an allowance for doubtful accounts of $6.1 million and $5.3 million, respectively.
Notes Receivable
Notes receivable are intended to be held to maturity and are carried at amortized cost. Interest income from notes receivable are recognized on the effective interest method over the expected life of the loan. Under the effective interest method, interest or fees collected at the origination of the loan or the payoff of the loan are recognized over the term of the loan as an adjustment to yield.
Allowances for real estate notes receivable are established based upon management’s quarterly review of the investments. In performing this review, management considers the estimated net recoverable value of the loan as well as other factors, including the fair value of any collateral, the amount and status of any senior debt, and the prospects for the borrower. Because this determination is based upon projections of future economic events, which are inherently subjective, the amounts ultimately realized from the loans may differ materially from their carrying values at the balance sheet date. Interest income recognition is generally suspended for loans when, in the opinion of management, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the suspended loan becomes contractually current and performance is demonstrated to be resumed.
During 2012, the Company provided a $0.4 million net reserve on note receivables as a result of changes in the value of the underlying collateral properties.

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
Income Taxes
The Company has made an election to be taxed, and believes it qualifies, as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). To maintain REIT status for Federal income tax purposes, the Company is generally required to distribute at least 90% of its REIT taxable income to its shareholders as well as comply with certain other income, asset and organizational requirements as defined in the Code. Accordingly, the Company is generally not subject to Federal corporate income tax to the extent that it distributes 100% of its REIT taxable income each year.
Although it may qualify for REIT status for Federal income tax purposes, the Company is subject to state income or franchise taxes in certain states in which some of its properties are located. In addition, taxable income from non-REIT activities managed through the Company’s taxable REIT subsidiaries (“TRS”) is fully subject to Federal, state and local income taxes.
The Company accounts for TRS income taxes under the liability method as required by ASC Topic 740, “Income Taxes.” Under the liability method, deferred income taxes are recognized for the temporary differences between the GAAP basis and tax basis of the TRS income, assets and liabilities.
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
Recent Accounting Pronouncements
During February 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-03, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." ASU 2013-03 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. ASU is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of ASU 2013-03 is not expected to have a material impact on the Company's financial condition or results of operations.

During April 2011, the FASB issued ASU No. 2011-02, “A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” ASU 2011-02 requires a creditor to evaluate whether a restructuring constitutes a troubled debt restructuring by concluding that the restructuring constitutes a concession and that the debtor is experiencing financial difficulties and was effective for the first interim or annual period beginning on or after June 15, 2011. The adoption of ASU 2011-02 did not have a material impact on the Company's financial condition or results of operations.

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
During 2012, the Company acquired the following properties through its Core Portfolio and Opportunity Funds as follows:
Core Portfolio

(dollars in thousands)
Property	GLA	Percent Owned	Type	Month of Acquisition	Purchase Price	Debt Assumption	Location
1520 N Milwaukee Ave	3,100	100%	Street Retail	January	$3,800	$—	Chicago, IL
330-340 River St	53,300	100%	Shopping Center	February	18,900	7,022	Cambridge, MA
Chicago Street Retail	42,264	100%	Street Retail	March	18,800	16,029	Chicago, IL
930 N Rush St	2,900	100%	Street Retail	April	20,700	—	Chicago, IL
28 Jericho Turnpike	96,000	100%	Single Tenant	May	27,300	—	Westbury, NY
Rhode Island Shopping Center	57,000	100%	Shopping Center	June	21,700	16,510	Washington, D. C.
83 Spring St	4,800	100%	Street Retail	July	11,500	—	New York, NY
60 Orange Street	129,010	98%	Single Tenant	October	12,500	—	Bloomfield, NJ
Chicago Street Retail	42,524	100%	Street Retail	November	41,100	—	Chicago, IL
181 Main Street	14,850	100%	Street Retail	December	14,100	—	Westport, CT
Connecticut Ave	42,000	100%	Street Retail	December	23,200	—	Washington, D.C.
639 W Diversey	22,095	100%	Street Retail	December	10,700	4,431	Chicago, IL
Total	509,843				$224,300	$43,992

The Company expensed $2.1 million of costs for the year ended December 31, 2012 related to these 2012 Core Portfolio acquisitions.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. Acquisition and Disposition of Properties and Discontinued Operations, continued
Fund III

(dollars in thousands)
Property	GLA	Percent Owned	Type	Month of Acquisition	Purchase Price	Debt Assumption	Location
640 Broadway	45,700	50%	Street Retail	February	$32,500	$—	New York, NY
Lincoln Park Centre	62,700	100%	Shopping Center	April	31,500	19,763	Chicago, IL
Broad Hollow Commons (1)(2)	Undeveloped Land	100%	Undeveloped Land	August	12,386	—	Farmingdale, NY
Arundel Plaza	265,000	90%	Shopping Center	August	17,600	9,256	Glen Burnie, MD
Cortlandt Crossing(1)	Undeveloped Land	100%	Undeveloped Land	August	11,000	—	Mohegan Lake, NY
3104 M St	4,900	100%	Street Retail	August	3,000	—	Washington, D.C.
Total	378,300				$107,986	$29,019
Notes:
(1) Acquisition of land which is not treated as a business combination in accordance with ASC Topic 805.

(2) Fund III obtained a deed in lieu of foreclosure on an undeveloped property encumbered by the Fund's $10.0 million first mortgage loan which originated in September 2008. The $12,386 includes the first mortgage loan along with accrued interest.

The Company expensed $2.2 million of costs for the year ended December 31, 2012 related to these 2012 Fund III acquisitions.
Fund IV

(dollars in thousands)
Property	GLA	Percent Owned	Type	Month of Acquisition	Purchase Price	Debt Assumption	Location
1701 Belmont Avenue	58,000	90%	Single Tenant	December	$4,700	$—	Catonsville, MD
210 Bowery	9,200	100%	Street Retail	December	7,500	—	Manhattan, NY
Lincoln Road	54,400	95%	Street Retail	December	139,000	—	Miami Beach, FL
Total	121,600				$151,200	—
The Company expensed $0.5 million of costs for the year ended December 31, 2012 related to these 2012 Fund IV acquisitions.
The above Core Portfolio and Opportunity Fund acquisitions, excluding the acquisitions of undeveloped land, have been accounted for as business combinations. The purchase prices were allocated to the acquired assets and assumed liabilities based on the Company's current best estimate of fair value of these acquired assets and assumed liabilities at the dates of acquisition. The preliminary measurements of fair value reflected below are subject to change. The Company expects to finalize the valuations and complete the purchase price allocations within one year from the dates of acquisition.
The following table summarizes both the Company's preliminary and finalized allocations of the purchase prices of assets acquired and liabilities assumed during 2012:

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. Acquisition and Disposition of Properties and Discontinued Operations, continued

	Allocations Finalized			Allocations Not Finalized
(dollars in thousands)	Purchase Price Allocation as Originally Reported	Adjustments	Finalized Purchase Price Allocation	Preliminary Purchase Price Allocation
Land	$68,439	$446	$68,885	$86,826
Buildings and Improvements	120,010	(2,083)	117,927	226,650
Acquisition-related intangible assets (in Acquired lease intangibles, net)	2,482	8,830	11,312	—
Acquisition-related intangible liabilities (in Acquired lease and other intangibles, net)	(4,387)	(7,267)	(11,654)	—
Above-below market debt assumed (included in Mortgages payable)	935	74	1,009	—
Total Consideration	$187,479	$—	$187,479	$313,476
During 2011, the Company acquired properties and recorded the preliminary allocation of the purchase price to the assets acquired based on provisional measurements of fair value. During 2012, the Company finalized the allocation of the purchase price and made certain measurement period adjustments. The following table summarizes the preliminary allocation of the purchase price of properties as recorded as of December 31, 2011, and the finalized allocation of the purchase price as adjusted as of December 31, 2012:

(dollars in thousands)	Preliminary Purchase Price Allocation	Finalized Purchase Price Allocation
Land	$5,438	$12,150
Buildings and Improvements	18,563	11,009
Acquisition-related intangible assets (in Acquired lease intangibles, net)	—	1,027
Acquisition-related intangible liabilities (in Acquired lease and other intangibles, net)	—	(185)
Total Consideration	$24,001	$24,001
Dispositions
During 2012, there were no Core Portfolio dispositions. The Opportunity Funds disposed of the following properties:

(dollars in thousands) Property	Owner	Month Sold	Sales Price	Gain (Loss)	GLA
White Oak Shopping Center (1)	Fund III	June	$13,778	$3,402	64,600
Tarrytown Centre	Fund I	June	12,800	2,935	35,000
125 Main Street	Fund III	August	33,500	5,867	25,732
Canarsie Plaza	Fund II	December	124,000	(1,315)	273,542
Self Storage Portfolio	Fund II & Fund III	December	261,600	63,716	—
Total			$445,678	$74,605	398,874
Note:
(1) This property was accounted for as an unconsolidated investment.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. Acquisition and Disposition of Properties and Discontinued Operations, continued
B. Discontinued Operations
The Company reports properties sold and held-for-sale during the periods as discontinued operations. The assets and liabilities and results of operations of discontinued operations are reflected as a separate component within the accompanying consolidated financial statements for all periods presented.
The combined assets and liabilities as of December 31, 2012 and 2011, and the results of operations of the properties classified as discontinued operations for the years ended December 31, 2012, 2011 and 2010, are summarized as follows:

BALANCE SHEET
ASSETS	December 31, 2012	December 31, 2011
(dollars in thousands)
Net real estate	$19,400	$352,729
Rents receivable, net	917	3,326
Deferred charges, net	612	6,246
Prepaid expenses and other assets	1,132	1,582
Total assets of discontinued operations	$22,061	$363,883
LIABILITIES
Mortgages payable	$9,208	$140,171
Accounts payable and accrued expenses	3,125	3,078
Other liabilities	765	1,920
Total liabilities of discontinued operations	$13,098	$145,169

	Years ended December 31,
STATEMENTS OF OPERATIONS	2012	2011	2010
(dollars in thousands)
Total revenues	$37,464	$40,392	$36,568
Total expenses	26,744	31,640	33,048
Operating income	10,720	8,752	3,520
Impairment of asset	—	(6,925)	—
Loss on debt extinguishment	(2,541)	—	—
Gain on sale of property	71,203	46,830	—
Income from discontinued operations	79,382	48,657	3,520
Income from discontinued operations attributable to noncontrolling interests	(63,710)	(15,815)	(1,696)
Income from discontinued operations attributable to Common Shareholders	$15,672	$32,842	$1,824

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3. Segment Reporting
The Company has four reportable segments: Core Portfolio, Opportunity Funds, Notes Receivable and Other. Notes Receivable consists of the Company’s notes receivable and preferred equity investment and related interest income. Other consists primarily of management fees and interest income. As a result of the sale of the majority of the Company's Self-Storage Portfolio during 2012, the Company no longer reports these discontinued operations as a separate segment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates property performance primarily based on net operating income before depreciation, amortization and certain nonrecurring items. Investments in the Core Portfolio are typically held long-term. Given the contemplated finite life of the Opportunity Funds, these investments are typically held for shorter terms. Fees earned by the Company as the general partner or managing member of the Opportunity Funds are eliminated in the Company’s consolidated financial statements. The following table sets forth certain segment information for the Company, reclassified for discontinued operations, as of and for the years ended December 31, 2012, 2011, and 2010 (does not include unconsolidated affiliates or discontinued operations):
2012

(dollars in thousands)	Core Portfolio	Opportunity Funds	Notes Receivable	Other	Amounts Eliminated in Consolidation	Total
Revenues	$70,599	$54,286	$7,973	$22,947	$(21,380)	$134,425
Property operating expenses, other operating and real estate taxes	21,699	26,001	—	—	(3,000)	44,700
General and administrative expenses	22,817	14,373	—	—	(15,658)	21,532
Income before depreciation and amortization	$26,083	$13,912	$7,973	$22,947	$(2,722)	$68,193
Depreciation and amortization	$18,316	$15,594	$—	$—	$(979)	$32,931
Interest and other finance expense	$15,229	$12,910	$—	$—	$629	$28,768
Real estate at cost	$744,880	$764,471	$—	$—	$(13,609)	$1,495,742
Total assets	$877,926	$1,017,870	$129,278	$—	$(138,695)	$1,886,379
Acquisition of real estate	$175,556	$66,338	$—	$—	$—	$241,894
Redevelopment and property improvement costs	$5,381	$78,265	$—	$—	$(1,519)	$82,127
Reconciliation to net income and net income attributable to Common Shareholders
Income before depreciation and amortization						$68,193
Other interest income						148
Depreciation and amortization						(32,931)
Equity in earnings of unconsolidated affiliates						1,579
Interest and other finance expense						(28,768)
Loss on debt extinguishment						(198)
Income tax benefit						568
Reserve for notes receivable						(405)
Gain on involuntary conversion of asset						2,368
Operating income from discontinued operations						10,720
Loss on debt extinguishment from discontinued operations						(2,541)
Gain on sale of property						71,203
Net income						89,936
Net income attributable to noncontrolling interests						(50,230)
Net income attributable to Common Shareholders						$39,706

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3. Segment Reporting, continued
2011

(dollars in thousands)	Core Portfolio	Opportunity Funds	Notes Receivable	Other	Amounts Eliminated in Consolidation	Total
Revenues	$57,994	$43,994	$11,429	$25,782	$(24,121)	$115,078
Property operating expenses, other operating and real estate taxes	17,087	19,618	—	—	(2,417)	34,288
General and administrative expenses	24,226	16,658	—	—	(17,818)	23,066
Income before depreciation and amortization	$16,681	$7,718	$11,429	$25,782	$(3,886)	$57,724
Depreciation and amortization	$14,206	$12,361	$—	$—	$(895)	$25,672
Interest and other finance expense	$15,967	$12,672	$—	$—	$993	$29,632
Real estate at cost	$499,872	$614,321	$—	$—	$(15,432)	$1,098,761
Total assets	$633,345	$730,029	$59,989	$—	$(133,927)	$1,289,436
Acquisition of real estate	$60,305	$56,103	$—	$—	$—	$116,408
Redevelopment and property improvement costs	$12,266	$51,128	$—	$—	$(2,083)	$61,311
Reconciliation to net income and net income attributable to Common Shareholders
Income before depreciation and amortization						$57,724
Other interest income						276
Depreciation and amortization						(25,672)
Equity in earnings of unconsolidated affiliates						1,555
Interest and other finance expense						(29,632)
Gain on debt extinguishment						1,268
Income tax provision						(461)
Operating income from discontinued operations						8,752
Impairment of asset						(6,925)
Gain on sale of property						46,830
Net income						53,715
Net income attributable to noncontrolling interests						(2,160)
Net income attributable to Common Shareholders						$51,555

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3. Segment Reporting, continued
2010

(dollars in thousands)	Core Portfolio	Opportunity Funds	Notes Receivable	Other	Amounts Eliminated in Consolidation	Total
Revenues	$57,084	$38,721	$19,161	$22,479	$(21,055)	$116,390
Property operating expenses, other operating and real estate taxes	17,236	17,814	—	—	(1,536)	33,514
General and administrative expenses	22,439	13,577	—	—	(15,807)	20,209
Income before depreciation and amortization	$17,409	$7,330	$19,161	$22,479	$(3,712)	$62,667
Depreciation and amortization	$13,798	$10,061	$—	$—	$(440)	$23,419
Interest and other finance expense	$18,036	$16,820	$—	$—	$(442)	$34,414
Real estate at cost	$441,714	$522,345	$—	$—	$(13,349)	$950,710
Total assets	$574,497	$629,292	$89,202	$—	$(105,611)	$1,187,380
Acquisition of real estate	$—	$2,849	$—	$—	$—	$2,849
Redevelopment and property improvement costs	$4,137	$74,460	$—	$—	$(2,302)	$76,295
Reconciliation to net income and net income attributable to Common Shareholders
Income before depreciation and amortization						$62,667
Other interest income						406
Depreciation and amortization						(23,419)
Equity in earnings of unconsolidated affiliates						10,971
Interest and other finance expense						(34,414)
Income tax provision						(2,869)
Gain from bargain purchase						33,805
Operating income from discontinued operations						3,520
Net income						50,667
Net income attributable to noncontrolling interests						(20,610)
Net income attributable to Common Shareholders						$30,057

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. Investments In and Advances to Unconsolidated Affiliates
Core Portfolio
The Company owns a 22.2% interest in an approximately one million square foot retail portfolio (the “Brandywine Portfolio”) located in Wilmington, Delaware, a 49% interest in a 311,000 square foot shopping center located in White Plains, New York (“Crossroads”) and a 50% interest in an approximately 28,000 square foot retail portfolio located in Georgetown, Washington D.C. (the "Georgetown Portfolio"). These investments are accounted for under the equity method.
Opportunity Funds
RCP Venture
The Opportunity Funds, along with Klaff Realty, LP (“Klaff”) and Lubert-Adler Management, Inc. ("Lubert-Adler"), formed an investment group, the RCP Venture, for the purpose of making investments in surplus or underutilized properties owned by retailers. The RCP Venture is neither a single entity nor a specific investment. Any member of this group has the option of participating, or not, in any individual investment and each individual investment has been made on a stand-alone basis through a separate limited liability company (“LLC”). These investments have been made through different investment vehicles with different affiliated and unaffiliated investors and different economics to the Company. Investments under the RCP Venture are structured as separate joint ventures as there may be other investors participating in certain investments in addition to Klaff, Lubert-Adler and Acadia. The Company has made these investments through its subsidiaries, Mervyns I, Mervyns II and Fund II, (together the “Acadia Investors”), all on a non-recourse basis. Through December 31, 2012, the Acadia Investors have made investments in Mervyns Department Stores (“Mervyns”) and Albertson’s, as well as additional investments in locations that are separate from these original investments (“Add-On Investments”). Additionally, they have invested in Shopko, Marsh and Rex Stores Corporation (collectively “Other RCP Investments”).
Mervyns Department Stores
Through Mervyns I and Mervyns II, the Company invested in a consortium to acquire Mervyns, consisting of 262 stores (“REALCO”) and its retail operations (“OPCO”), from Target Corporation. The Company’s share of this investment was $23.2 million. Subsequent to the initial acquisition, the Company, through Mervyns I and Mervyns II, made additional investments of $3.9 million. Through December 31, 2012, REALCO has disposed of a significant portion of the portfolio. In addition, in November 2007, the Company sold its interest in OPCO and, as a result, has no further investment in OPCO. Through December 31, 2012, the Company has received distributions from this investment totaling $46.0 million.
Through December 31, 2012, the Company, through Mervyns I and Mervyns II, made Add-On Investments in Mervyns totaling $6.5 million and have received distributions totaling $3.6 million.
During the year ended December 31, 2012, the Company recorded an impairment charge of $2.0 million on its investment in Mervyn's relating to a reduction in the fair value of the remaining assets of the portfolio. The Operating Partnership's share of this impairment, net of taxes, was $0.2 million.
Albertson’s
The RCP Venture made its second investment as part of an investment consortium, acquiring Albertson’s and Cub Foods, of which the Company’s share was $20.7 million. Through December 31, 2012, the Company has received distributions from this investment totaling $81.7 million, including $2.4 million and $4.5 million received in 2012 and 2011, respectively.
Through December 31, 2012, the Company, through Mervyns II, made Add-On Investments in Albertson’s totaling $2.4 million and received distributions totaling $4.8 million, including $3.1 million received in 2012.
Other RCP Investments
Through December 31, 2012, the Company, through Fund II, made investments of $1.1 million in Shopko, $0.7 million in Marsh, and $2.0 million in Marsh Add-On Investments. As of December 31, 2012, the Company has received distributions totaling $1.7 million from its Shopko investment and $2.6 million from its Marsh and Marsh Add-On Investments.
During July of 2007, the RCP Venture acquired a portfolio of 87 retail properties from Rex Stores Corporation, which the Company invested through Mervyns II. The Company’s share of this investment was $2.7 million. As of December 31, 2012, the Company has received distributions totaling $2.0 million, including $1.1 million received in 2012.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. Investments In and Advances to Unconsolidated Affiliates, continued
The following table summarizes activity related to the RCP Venture investments from inception through December 31, 2012:

				Operating Partnership Share
Investment	Year Acquired	Invested Capital and Advances	Distributions	Invested Capital and Advances	Distributions
Mervyns	2004	$27,088	$45,966	$4,901	$11,251
Mervyns Add-On investments	2005/2008	6,517	3,558	1,252	819
Albertsons	2006	20,717	81,680	4,239	16,318
Albertsons Add-On investments	2006/2007	2,416	4,778	388	972
Shopko	2006	1,108	1,659	222	332
Marsh and Add-On investments	2006/2008	2,667	2,639	533	528
Rex Stores	2007	2,701	1,956	535	392
Total		$63,214	$142,236	$12,070	$30,612
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

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. Investments In and Advances to Unconsolidated Affiliates, continued
Other Opportunity Fund Investments
Fund II Investments
Prior to June 30, 2010, Fund II had a 24.75% interest in CityPoint, a redevelopment project located in downtown Brooklyn, NY, which was accounted for under the equity method. On June 30, 2010, Fund II acquired the remaining interest in the project from its unaffiliated partner and, as a result, has consolidated the CityPoint investment since that point.
Fund III Investments
The unaffiliated venture partners for the Lincoln Road, Arundel Plaza, Parkway Crossing and the White City Shopping Center investments maintain control over these entities and, as such, the Company accounts for these investments under the equity method.
During June 2010, Fund III, in a joint venture with an unaffiliated partner, invested in an entity for the purpose of providing management services to owners of self-storage properties. Fund III has a 50% interest in the entity. This entity was determined to be a variable interest entity but it was determined that the Company was not the primary beneficiary. As such, the Company accounts for this investment under the equity method.
Fund IV Investments
The unaffiliated venture partners for 1701 Belmont Avenue (Note 2) and Lincoln Road (Note 2) investment maintain control over the entity and, as such, the Company accounts for these investments under the equity method.
Summary of Investments in Unconsolidated Affiliates
The following combined and condensed Balance Sheets and Statements of Operations, in each period, summarize the financial information of the Company’s investments in unconsolidated affiliates.
Summary of Investments in Unconsolidated Affiliates, continued

(dollars in thousands)	December 31, 2012	December 31, 2011
Combined and Condensed Balance Sheets
Assets:
Rental property, net	$441,611	$280,470
Investment in unconsolidated affiliates	93,923	156,421
Other assets	39,035	29,587
Total assets	$574,569	$466,478
Liabilities and partners’ equity:
Mortgage notes payable	$326,296	$319,425
Other liabilities	24,267	16,902
Partners’ equity	224,006	130,151
Total liabilities and partners’ equity	$574,569	$466,478
Company’s investment in and advances to unconsolidated affiliates	$221,694	$84,568
Company's share of distributions in excess of share of income and investments in unconsolidated affiliates	$(22,707)	$(21,710)

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. Investments In and Advances to Unconsolidated Affiliates, continued

	Years Ended December 31,
(dollars in thousands)	2012	2011	2010
Combined and Condensed Statements of Operations
Total revenues	$49,729	$42,185	$29,460
Operating and other expenses	18,919	15,924	10,617
Interest expense	18,547	17,099	13,525
Equity in earnings of unconsolidated affiliates	583	7,243	56,482
Depreciation and amortization	9,551	8,837	4,839
Loss on debt extinguishment	293	—	—
Gain (loss) on sale of property, net	3,402	—	(2,957)
Net income	$6,404	$7,568	$54,004

Company’s share of net income	$1,971	$1,946	$11,363
Amortization of excess investment	(392)	(391)	(392)
Company’s equity in earnings of unconsolidated affiliates	$1,579	$1,555	$10,971
5. Notes Receivable and Other Real Estate Related Investments
During 2012, the Company made total net investments in notes receivable aggregating $69.2 million.
The following table reconciles notes receivable investments from January 1, 2010 to December 31, 2012:

	For the years ended December 31,
(dollars in thousands)	2012	2011	2010
Beginning Balance	$59,989	$89,202	$125,221
Additions during period:
New mortgage loans	108,629	34,758	—
Deductions during period:
Collections of principal	(25,388)	(56,517)	(42,010)
Conversion to real estate through receipt of deed or through foreclosure	(14,000)	—	—
Reclass to investments in unconsolidated affiliates	—	(8,000)	—
Non-cash accretion of notes receivable	453	786	6,164
Reserves	(405)	(240)	(93)
Other	—	—	(80)
Ending Balance	$129,278	$59,989	$89,202
As of December 31, 2012, the Company’s notes receivable, net, approximated $129.3 million and were collateralized by the underlying properties, the borrower’s ownership interest in the entities that own the properties and/or by the borrower’s personal guarantee. Notes receivable were as follows at December 31, 2012:

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5. Notes Receivable and Other Real Estate Related Investments, continued

Note Description	Effective interest rate (1)	Maturity date	Periodic payment terms	Prior liens	Face amount of notes	Carrying amount of notes	Accrued Interest
(dollars in thousands)
First Mortgage	6.00%	12/31/2013	(2)	$—	$10,250	$10,250	$54
First Mortgage	8.00%	12/31/2013	(2)	—	8,000	8,000	—
First Mortgage	5.25%	Demand	(2)	—	23,555	18,500	803
First Mortgage	6.00%	6/1/2013	(2)	—	12,609	12,333	319
First Mortgage	11.00%	1/1/2014	(2)	—	25,000	25,000	—
Construction	20.51%	12/31/2012	(2)	—	5,400	5,400	168
Individually less than 3%	10.00% to 11.60%	12/31/13 to Capital Event	(2)	—	2,198	269	90
Sub-total first mortgages	8.60%				87,012	79,752	1,434

Zero Coupon	24.00%	1/3/2016	(2)	166,200	5,644	3,961	—
Mezzanine	10.00%	12/31/2013	(2)	85,835	9,089	9,089	176
Mezzanine	15.00%	Capital Event	(2)	13,265	3,834	3,834	1,135
Mezzanine	15.00%	11/9/2020	(2)	—	30,879	30,879	—
Individually less than 3%	12.00% to 17.50%	1/1/17 to Capital Event	(2)	37,623	9,198	1,763	—
Sub-total other	14.78%				58,644	49,526	1,311
Total					$145,656	$129,278	$2,745
Notes:

(1)	The effective interest rate includes points and exit fees.

(2)	Interest only payable monthly, principal due on maturity.
The following table reconciles the allowance for notes receivable from December 31, 2010 to December 31, 2012:

Allowance for
(dollars in thousands)	Notes Receivable
Balance at December 31, 2010	$3,036
Change in allowance, net	240
Balance at December 31, 2011	$3,276
Change in allowance, net	405
Balance at December 31, 2012	$3,681

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. Deferred Charges
Deferred charges consist of the following as of December 31, 2012 and 2011:

	December 31,
(dollars in thousands)	2012	2011
Deferred financing costs	$31,835	$24,438
Deferred leasing and other costs	32,302	27,192
	64,137	51,630
Accumulated amortization	(37,360)	(32,022)
Total	$26,777	$19,608

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
The scheduled amortization of acquired lease intangible assets and liabilities as of December 31, 2012 is as follows:

(dollars in thousands)	Acquired lease intangible
	Assets	Liabilities
2013	$4,490	$2,196
2014	3,989	1,864
2015	3,787	1,692
2016	3,536	1,668
2017	2,798	1,506
Thereafter	13,375	5,189
Total	$31,975	$14,115

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8. Mortgages Payable
At December 31, 2012 and 2011, mortgage notes payable, excluding the net valuation premium on the assumption of debt, aggregated $727.1 million and $647.7 million respectively, and were collateralized by 35 properties and related tenant leases. Interest rates on the Company’s outstanding mortgage indebtedness ranged from 1.00% to 7.25% with maturities that ranged from April 2013 to September 2022. Certain loans are cross-collateralized and contain cross-default provisions. The loan agreements contain customary representations, covenants and events of default. Certain loan agreements require the Company to comply with affirmative and negative covenants, including the maintenance of debt service coverage and leverage ratios.
The following table reflects mortgage loan activity for the year ended December 31, 2012:

(dollars in thousands)
Property	Date	Amount Borrowed or Assumed	Interest Rate	Maturity Date	Amount Repaid
340 River Street	February	$7,022	6.26%	5/1/2016	$—
Chicago Street Retail Portfolio	March	14,490	5.62%	2/1/2016	—
Chicago Street Retail Portfolio	March	1,538	5.55%	2/1/2016	—
Lincoln Park Centre	April	19,763	5.85%	12/31/2013	—
West Diversey	April	15,500	LIBOR + 1.90%	4/27/2019	—
Cortlandt Towne Center (1)	April	24,005	LIBOR + 1.90%	10/26/2015	—
Canarsie Plaza (2)	April	13,124	LIBOR + 2.25%	5/1/2015	68,644
330 River Street	May	4,250	3.68%	5/1/2016	—
Tarrytown Shopping Center	June	—			8,260
Rhode Island Place Shopping Center	June	16,510	6.35%	12/1/2016	—
640 Broadway	June	22,750	LIBOR + 2.95%	7/1/2015	—
Atlantic Avenue	July	10,600	LIBOR + 3.35%	7/1/2015	22,100
125 Main Street	August	—			12,500
CityPoint (3)	August	5,262	1.00%	8/23/2019	—
Heritage Shops	August	21,000	LIBOR + 2.25%	8/10/2015	—
CityPoint (4)	August	50,000	LIBOR + 3.30%	8/23/2015	—
Fordham Place	September	83,261	LIBOR + 3.00%	9/25/2015	83,261
4401 White Plains Rd	September	6,400	LIBOR + 1.90%	9/1/2022	—
A&P Shopping Plaza	September	8,000	4.20%	9/6/2022	7,763
New Hyde Park Shopping Center	October	6,500	LIBOR + 2.25%	11/10/2015	—
Six self-storage properties	October	120,000	LIBOR + 2.15%	10/24/2013	161,895
639 West Diversey	December	4,400	6.65%	3/1/2017	—
Total		$454,375			$364,423
Notes:
(1) - Loan was amended from $50.0 million to $74.0 million.
(2) - Loan was amended from $56.5 million to $69.6 million.
(3) - The Company entered into a $20.0 million loan under the New Markets Tax Credit program to finance the construction of this property. Of the total principal, $14.8 million is due to an affiliate included in the consolidated group which has been netted on the accompanying balance sheet and the resulting $5.2 million is included in Mortgages Payable in the accompanying consolidated balance sheet at December 31, 2012.
(4) - As of December 31, 2012 no funds have been drawn down on this construction loan.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8. Mortgages Payable, continued
The following table sets forth certain information pertaining to our secured credit facilities as of December 31, 2012:

(dollars in thousands) Borrower	Total amount of credit facility	Amount borrowed as of December 31, 2011	Net borrowings (repayments) during the year ended December 31, 2012	Amount borrowed as of December 31, 2012	Letters of credit outstanding as of December 31, 2012	Amount available under credit facilities as of December 31, 2012
Acadia Realty, LP (1)	$64,498	$1,000	$(1,000)	$—	$—	$64,498
Fund II	—	40,000	(40,000)	—	—	—
Fund III	—	136,079	(136,079)	—	—	—
Fund IV	150,000	—	93,050	93,050	—	56,950
Total	$214,498	$177,079	$(84,029)	$93,050	$—	$121,448

Note:
(1) - Subsequent to December 31, 2012, the Company closed on a new $150.0 million unsecured credit facility, which replaced this maturing secured credit facility.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8. Mortgages Payable, continued
The following table summarizes the Company’s mortgage and other secured indebtedness as of December 31, 2012 and December 31, 2011:

(dollars in thousands)
Description of Debt and Collateral	12/31/2012	12/31/2011	Interest Rate at December 31, 2012	Maturity	Payment Terms
Mortgage notes payable – variable-rate
161st Street	$28,900	$28,900	5.71% (LIBOR+5.50%)	4/1/2013	Interest only monthly.
CityPoint	20,650	20,650	2.71% (LIBOR+2.50%)	8/12/2013	Interest only monthly.
Pelham Manor	33,833	34,000	2.96% (LIBOR+2.75%)	12/1/2013	Monthly principal and interest.
Branch Shopping Plaza	12,526	12,761	2.46% (LIBOR+2.25%)	9/30/2014	Monthly principal and interest.
640 Broadway	22,750	—	3.16% (LIBOR+2.95%)	7/1/2015	Interest only monthly.
Heritage Shops	21,000	—	2.46% (LIBOR+2.25%)	8/10/2015	Interest only monthly.
Fordham Place	82,205	84,277	3.21% (LIBOR+3.00%)	9/25/2015	Monthly principal and interest.
Cortlandt Towne Center	73,499	50,000	2.11% (LIBOR+1.90%)	10/26/2015	Monthly principal and interest.
New Hyde Park Shopping Center	6,484	—	2.46% (LIBOR+2.25%)	11/10/2015	Monthly principal and interest.
Village Commons Shopping Center	9,192	9,310	1.61% (LIBOR+1.40%)	6/30/2018	Monthly principal and interest.
West Diversey	15,273	—	2.11% (LIBOR+1.90%)	4/27/2019	Monthly principal and interest.
4401 N White Plains Rd	6,381	—	2.11% (LIBOR+1.90%)	9/1/2022	Monthly principal and interest.
Sub-total mortgage notes payable	332,693	239,898
Secured credit facilities – variable-rate:
Fund III revolving subscription line of credit	—	136,079	2.46% (LIBOR+2.25%)	10/10/2012	Interest only monthly.
Six Core Portfolio properties	—	1,000	1.46% (LIBOR+1.25%)	12/1/2012	Annual principal and monthly interest.
Fund II term loan	—	40,000	3.11% (LIBOR+2.90%)	12/22/2014	Interest only monthly.
Fund IV revolving subscription line of credit (2)	93,050	—	1.86% (LIBOR+1.65%)	11/20/2015	Interest only monthly.
Sub-total secured credit facilities	93,050	177,079
Interest rate swaps (1)	(132,857)	(57,027)
Total variable-rate debt	292,886	359,950

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8. Mortgages Payable, continued

(dollars in thousands)
Description of Debt and Collateral	12/31/2012	12/31/2011	Interest Rate at December 31, 2012	Maturity	Payment Terms

Mortgage notes payable – fixed-rate
Lincoln Park Centre	$19,478	$—	5.85%	12/1/2013	Monthly principal and interest.
Clark Diversey	4,345	4,491	6.35%	7/1/2014	Monthly principal and interest.
New Loudon Center	13,634	13,882	5.64%	9/6/2014	Monthly principal and interest.
CityPoint	20,000	20,000	7.25%	11/1/2014	Interest only quarterly.
Crescent Plaza	17,025	17,287	4.98%	9/6/2015	Monthly principal and interest.
Pacesetter Park Shopping Center	11,742	11,941	5.12%	11/6/2015	Monthly principal and interest.
Elmwood Park Shopping Center	33,258	33,738	5.53%	1/1/2016	Monthly principal and interest.
Chicago Street Retail Portfolio	15,835	—	5.55%	2/1/2016	Monthly principal and interest.
The Gateway Shopping Center	20,036	20,308	5.44%	3/1/2016	Monthly principal and interest.
Acadia Cambridge	6,931	—	6.26%	5/1/2016	Monthly principal and interest.
Acadia 330 River Street	4,197	—	3.68%	5/1/2016	Monthly principal and interest.
Walnut Hill Plaza	23,194	23,458	6.06%	10/1/2016	Monthly principal and interest.
Rhode Island Place Shopping Center	16,426	—	6.35%	12/1/2016	Monthly principal and interest.
239 Greenwich Avenue	26,000	26,000	5.42%	2/11/2017	Interest only monthly.
639 West Diversey	4,431	—	6.65%	3/1/2017	Monthly principal and interest.
Merrillville Plaza	26,151	26,250	5.88%	8/1/2017	Monthly principal and interest.
216th Street	25,500	25,500	5.80%	10/1/2017	Interest only monthly.
CityPoint	5,262	—	1.00%	8/23/2019	Interest only monthly.
A&P Shopping Plaza	7,967	7,874	4.20%	9/6/2022	Monthly principal and interest.
Interest rate swaps (1)	132,857	57,027	5.41%
Total fixed-rate debt	434,269	287,756
Unamortized (discount) premium	(107)	33
Total	$727,048	$647,739

Notes:

(1)	Represents the amount of the Company’s variable-rate debt that has been fixed through certain cash flow hedge transactions (Note 10).

(2)	The Fund IV revolving subscription line of credit is secured by unfunded investor capital commitments.
The scheduled principal repayments of all indebtedness, including Convertible Notes (Note 9), as of December 31, 2012 are as follows (does not include $107,000 net valuation discount on assumption of debt):

(dollars in thousands)
2013	$108,974
2014	56,191
2015	325,388
2016	116,402
2017	81,192
Thereafter	39,938
$728,085

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9. Convertible Notes Payable
In December 2006 and January 2007, the Company issued a total of $115.0 million of convertible notes with a fixed interest rate of 3.75% due 2026 (the “Convertible Notes”). The Convertible Notes were issued at par and require interest payments semi-annually in arrears on June 15 and December 15 of each year. The Convertible Notes are unsecured, unsubordinated obligations and rank equally with all other unsecured and unsubordinated indebtedness. The Convertible Notes have an effective interest rate of 6.03% giving effect to the accounting treatment required by ASC Topic 470-20, “Debt with Conversion and Other Options.” The Convertible Notes had an initial conversion price of $30.86 per share. The conversion rate may be adjusted under certain circumstances, including the payment of cash dividends in excess of the regular quarterly cash dividend in place at the time the Convertible Notes were issued. As of December 31, 2012, the adjusted conversion price is $29.26. Upon conversion of the Convertible Notes, the Company will deliver cash and, in some circumstances, Common Shares, as specified in the indenture relating to the Convertible Notes. In general, the Convertible Notes may only be converted prior to maturity during any calendar quarter beginning after December 31, 2006 if the Company’s Common Shares trade at 130% of the conversion price for at least 20 days within a consecutive 30 day trading period. Prior to December 20, 2011, the Company did not have the right to redeem Convertible Notes, except to preserve its status as a REIT. After December 20, 2011, the Company has the right to redeem the notes, in whole or in part, at any time and from time to time, for cash equal to 100% of the principal amount of the notes plus any accrued and unpaid interest to, but not including, the redemption date. The Holders of notes may require the Company to repurchase their notes, in whole or in part, on December 20, 2011, December 15, 2016, and December 15, 2021 for cash equal to 100% of the principal amount of the notes to be repurchased plus any accrued and unpaid interest to, but not including, the repurchase date (the "Repurchase Option").
In general, upon a conversion of notes, the Company will deliver cash and, at the Company’s election, its Common Shares, with an aggregate value, which the Company refers to as the “conversion value”, equal to the conversion rate multiplied by the average price of the Company’s Common Shares. The net amount may be paid, at the Company’s option, in cash, its Common Shares or any combination of the two.
The Convertible Notes "if-converted" value does not exceed their principal amount as of December 31, 2012, and there are no derivative transactions that were entered into in connection with the issuance of the Convertible Notes.
Effective January 1, 2009, the Company adopted ASC Topic 470-20 which required it to retrospectively restate and reclassify previously disclosed consolidated financial statements to allocate the proceeds from the issuance of convertible debt between a debt component and an equity component. The resulting discount on the debt component was amortized over the period the convertible debt was expected to be outstanding, which was December 11, 2006 to December 20, 2011, as additional non-cash interest expense. The equity component recorded as additional paid-in capital was $11.3 million, which represented the difference between the proceeds from the issuance of the Convertible Notes and the fair value of the liability at the time of issuance. As the Company determined, in connection with the Repurchase Option, that the Convertible Notes matured on December 20, 2011, as of December 31, 2012, all loan costs associated with the issuance have been expensed and there is no remaining carrying amount of the equity component included in additional paid-in capital.
The carrying amount of the equity component included in additional paid-in capital totaled $1.1 million at December 31, 2010. Interest expense relating to the contractual interest coupon recognized in the Consolidated Statements of Income was $0.03 million, $1.5 million, and $1.9 million for the years ended December 31, 2012, 2011, and 2010, respectively, The additional non-cash interest expense recognized in the Consolidated Statements of Income was $0.8 million and $1.0 million for the years ended December 31, 2011 and 2010, respectively.
During 2011, the Company purchased $48.8 million of the Convertible Notes, including $24.0 million that was repurchased on December 20, 2011 pursuant to the Repurchase Option. As of December 31, 2012, the Company has purchased $114.1 million in principal amount of its convertible debt at an average discount of approximately 11%. The transactions resulted in a loss on debt extinguishment of ($0.4) million for the year ended December 31, 2011. The outstanding Convertible Notes principal amount and net carrying amount was $0.9 million as of December 31, 2012 and 2011.

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
The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2012:

(dollars in thousands)	Level 1	Level 2	Level 3
Liabilities
Derivative financial instruments	$—	$4,416	$—

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

During the year ended December 31, 2012, the Company determined that carrying value in its investment in Mervyns was overstated and recorded an impairment of $2.0 million (Note 1). The analysis performed consisted of discounted cash flows which were used to determine the fair value of the Mervyns investment and were classified as Level 3 under authoritative guidance for fair value measurements.
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
As of December 31, 2012, the Company’s derivative financial instruments consisted of seven interest rate LIBOR swaps with an aggregate notional value of $132.9 million, which fix interest at rates from 1.57% to 3.77%, and mature between May 2015 and December 2022. The Company also has four derivative financial instruments with a notional value of $141.4 million which cap interest rates ranging from 3.0% to 6.0% and mature between April 2013 and November 2015. The fair value of the derivative liability of these instruments, which is included in other liabilities in the consolidated balance sheets, totaled $4.4 million and $3.5 million at December 31, 2012 and 2011, respectively. The notional value does not represent exposure to credit, interest rate or market risks.
These derivative instruments have been designated as cash flow hedges and hedge the future cash outflows on variable rate mortgage debt. Such instruments are reported at the fair value reflected above. As of December 31, 2012 and 2011, unrealized losses totaling $4.3 million and $3.9 million, respectively, were reflected in accumulated other comprehensive loss. It is estimated that approximately $1.5 million included in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense in the 2013 results of operations.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. Financial Instruments and Fair Value Measurements, continued
Derivative Financial Instruments, continued
As of December 31, 2012 and 2011, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges. As of December 31, 2012, none of the Company’s hedges were ineffective.
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
The Company has determined the estimated fair values of the following financial instruments by discounting future cash flows utilizing a discount rate equivalent to the rate at which similar financial instruments would be originated at the reporting date:

	December 31, 2012		December 31, 2011
(dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Notes Receivable	$129,278	$129,278	$59,989	$59,989
Mortgage Notes Payable and Convertible Notes Payable	$727,978	$734,807	$648,669	$652,269

11. Shareholders’ Equity and Noncontrolling Interests
Common Shares
During the year ended December 31, 2012, 8,595 employee Restricted Shares were canceled to pay the employees’ income taxes due on the value of the portion of their Restricted Shares that vested. During the year ended December 31, 2012, the Company recognized accrued Common Share and Common OP Unit-based compensation totaling $3.6 million in connection with the vesting of Restricted Shares and Units (Note 15).
During 2012, the Company issued approximately 6.1 million Common Shares from the ATM program generating net proceeds of approximately $140.8 million and completed a public share offering of approximately 3.5 million Common Shares generating net proceeds of approximately $85.9 million.
During 2012, Kenneth Bernstein, President and CEO, converted 250,000 Common OP Units into Common Shares.
During November 2011, the Company issued 2.3 million Common Shares generating net proceeds of approximately $45.0 million.
Noncontrolling Interests
The following table summarizes the change in the noncontrolling interests since December 31, 2011:

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. Shareholders’ Equity and Noncontrolling Interests, continued
Noncontrolling Interests, continued

	Noncontrolling Interests in Operating Partnership	Noncontrolling Interests in Partially-Owned Affiliates
(dollars in thousands)
Balance at December 31, 2011	$9,992	$375,203
Distributions declared of $0.72 per Common OP Unit	(1,098)	—
Net income for the period January 1 through December 31, 2012	528	49,702
Conversion of 334,445 OP Units to Common Shares by limited partners of the Operating Partnership	(5,880)	—
Issuance of LTIP Unit Awards to employees	2,577	—
Issuance of OP Units to acquire real estate	2,279	—
Other comprehensive income - unrealized loss on valuation of swap agreements	(72)	(1,632)
Reclassification of realized interest expense on swap agreements	20	827
Noncontrolling interest contributions	—	172,228
Noncontrolling interest distributions and other reductions	—	(160,663)
Employee Long-term Incentive Plan Unit Awards	3,448	—
Balance at December 31, 2012	$11,794	$435,665
Noncontrolling interests in the Operating Partnership represents (i) the limited partners’ 284,097 and 279,748 Common OP Units at December 31, 2012 and 2011, respectively, (ii) 188 Series A Preferred OP Units at both December 31, 2012 and 2011, with a stated value of $1,000 per unit, which are entitled to a preferred quarterly distribution of the greater of (a) $22.50 (9% annually) per Series A Preferred OP Unit or (b) the quarterly distribution attributable to a Series A Preferred OP Unit if such unit was converted into a Common OP Unit, and (iii) 1,109,727 and 1,061,564 LTIP units as of December 31, 2012 and December 31, 2011, respectively, as discussed in Share Incentive Plan (Note 15).
Noncontrolling interests in partially-owned affiliates include third-party interests in Fund I, II, III and IV, and Mervyns I and II, and twelve other entities.
In 2005, the Company issued 250,000 Restricted Common OP Units to Klaff in consideration for an interest in certain management contract rights. During 2010, Klaff converted the 250,000 Restricted Common OP Units into Common Shares.
The Series A Preferred OP Units were issued in 1999 in connection with the acquisition of a property. Through December 31, 2012, 1,392 Series A Preferred OP Units were converted into 185,600 Common OP Units and then into Common Shares. The 188 remaining Series A Preferred OP Units are currently convertible into Common OP Units based on the stated value divided by $7.50. Either the Company or the holders can currently call for the conversion of the Series A Preferred OP Units at the lesser of $7.50 or the market price of the Common Shares as of the conversion date.
12. Related Party Transactions
During February 2010, Klaff converted all 250,000 of its Restricted Common OP Units into 250,000 Common Shares.
The Company earned property management, construction development, legal and leasing fees from three of its investments in unconsolidated partnerships totaling $0.8 million, $1.3 million and $0.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.
Related party receivables due from unconsolidated affiliates totaled $0.2 million and $1.4 million at December 31, 2012 and 2011, respectively.
Lee Wielansky, the Lead Trustee of the Company, was paid a consulting fee of $0.1 million for each of the years ended December 31, 2012, 2011, and 2010.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13. Tenant Leases
Space in the shopping centers and other retail properties is leased to various tenants under operating leases that usually grant tenants renewal options and generally provide for additional rents based on certain operating expenses as well as tenants’ sales volume.
Minimum future rentals to be received under non-cancelable leases for shopping centers and other retail properties as of December 31, 2012 are summarized as follows:

(dollars in thousands)
2013	$102,003
2014	93,026
2015	86,460
2016	81,154
2017	73,551
Thereafter	533,293
Total	$969,487
During the years ended December 31, 2012, 2011 and 2010, no single tenant collectively accounted for more than 10% of the Company’s total revenues.
14. Lease Obligations
The Company leases land at eight of its shopping centers, which are accounted for as operating leases and generally provide the Company with renewal options. Ground rent expense was $3.2 million, $2.2 million, and $3.2 million (including capitalized ground rent at properties under redevelopment of $0.8 million, ($0.2 million) and $0.5 million) for the years ended December 31, 2012, 2011 and 2010, respectively. The leases terminate at various dates between 2020 and 2078. These leases provide the Company with options to renew for additional terms aggregating from 20 to 71 years. The Company leases space for its White Plains corporate office for a term expiring in 2015. Office rent expense under this lease was $1.4 million, $1.4 million and $1.5 million for the years ended December 31, 2012, 2011 and 2010, respectively. Future minimum rental payments required for leases having remaining non-cancelable lease terms are as follows:

(dollars in thousands)
2013	$4,248
2014	4,174
2015	4,362
2016	3,256
2017	3,256
Thereafter	126,425
Total	$145,721
15. Share Incentive Plan
During 2012, the Company terminated the 1999 and 2003 Plans and adopted the Amended 2006 Plan. The Amended 2006 Plan increased the authorization to issue options, Restricted Shares and LTIP Units (collectively "Awards") available to officers and employees by 1.9 million shares to 2.1 million shares. Options are granted by the Compensation Committee (the “Committee”), which currently consists of three non-employee Trustees, and will not have an exercise price less than 100% of the fair market value of the Common Shares and a term of greater than ten years at the grant date. Vesting of options is at the discretion of the Committee. The Committee determines the restrictions placed on Awards, including the dividends or distributions thereon and the term of such restrictions. The Committee also determines the award and vesting of the awards based on the attainment of specified performance objectives of the Company within a specified performance period.

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

The total value of the above Restricted Share Units and LTIP Units as of the grant date was $6.4 million, of which $2.6 million was recognized in compensation expense during 2011 and $3.8 million will be recognized in compensation expense over the vesting period. The weighted average fair value for Restricted Shares and LTIP Units granted for the years ended December 31, 2012, 2011 and 2010 were $21.98, $19.08 and $16.73, respectively.
Total long-term incentive compensation expense, including the expense related to the above mentioned plans, was $3.6 million, $4.0 million and $3.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.
On May 10, 2012, the Company issued 19,360 Restricted Shares to Trustees of the Company in connection with Trustee fees. Vesting with respect to 8,983 of the Restricted Shares will be on the first anniversary of the date of issuance and 10,377 of the Restricted Shares vest over three years with 33% vesting on each of the next three anniversaries of the issuance date. The Restricted Shares do not carry voting rights or other rights of Common Shares until vesting and may not be transferred, assigned or pledged until the recipients have a vested non-forfeitable right to such shares. Dividends are not paid currently on unvested Restricted Shares, but are paid cumulatively from the issuance date through the applicable vesting date of such Restricted Shares. Trustee fee expense of $0.2 million for the year ended December 31, 2012 has been recognized in the accompanying consolidated statement of income related to this issuance.

In 2009, the Company adopted the Long Term Investment Alignment Program (the “Program”) pursuant to which the Company may award units primarily to senior executives which would entitle them to receive up to 25% of any future Fund III Promote when and if such Promote is ultimately realized. The Company has awarded units representing 81% of the Program, which were determined to have no value at issuance or as of December 31, 2012. In accordance with ASC Topic 718, “Compensation - Stock Compensation,” compensation relating to these awards will be recorded based on the change in the estimated fair value at each reporting period.
As of December 31, 2012, the Company had 100,647 options outstanding to officers and employees and 37,000 options outstanding to non-employee Trustees of the Company all of which have vested. These options are for ten-year terms from the grant date and vested in three equal annual installments, which began on their respective grant dates.
A summary of option activity under all option arrangements as of December 31, 2012 and 2011, and changes during the years then ended, is presented below:

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15. Share Incentive Plan, continued

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (dollars in thousands)
Outstanding and exercisable at December 31, 2010	152,283	$18.20	4.5	$6
Granted	—	—	—	—
Exercised	(2,000)	8.21	—	24
Forfeited or Expired	—	—	—	—
Outstanding and exercisable at December 31, 2011	150,283	18.33	3.5	272
Granted	—	—	—	—
Exercised	(12,636)	14.23	—	137
Forfeited or Expired	—	—	—	—
Outstanding and exercisable at December 31, 2012	137,647	$18.71	2.6	$877

The total intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was $0.1 million, $0.02 million and $0.03 million, respectively.
A summary of the status of the Company’s unvested Restricted Shares and LTIP Units as of December 31, 2012 and 2011 and changes during the years then ended is presented below:

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15. Share Incentive Plan, continued

Unvested Restricted Shares and LTIP Units	Restricted Shares	Weighted Grant-Date Fair Value	LTIP Units	Weighted Grant-Date Fair Value
Unvested at December 31, 2010	153,430	$19.75	562,739	$16.61
Granted	32,970	19.13	431,412	19.08
Vested	(104,196)	20.95	(153,895)	16.78
Forfeited	(6,465)	14.73	(1,358)	16.86
Unvested at December 31, 2011	75,739	18.25	838,898	17.85
Granted	30,153	21.88	281,714	21.99
Vested	(43,819)	19.29	(176,926)	16.92
Forfeited	(1,157)	16.02	—	—
Unvested at December 31, 2012	60,916	$19.36	943,686	$19.27
As of December 31, 2012, there was $9.6 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under share incentive plans. That cost is expected to be recognized over a weighted-average period of 1.6 years. The total fair value of Restricted Shares that vested during the years ended December 31, 2012, 2011 and 2010 was $0.8 million, $2.2 million and $3.0 million, respectively.
16. Employee Share Purchase and Deferred Share Plan
The Acadia Realty Trust Employee Share Purchase Plan (the “Purchase Plan”), allows eligible employees of the Company to purchase Common Shares through payroll deductions. The Purchase Plan provides for employees to purchase Common Shares on a quarterly basis at a 15% discount to the closing price of the Company’s Common Shares on either the first day or the last day of the quarter, whichever is lower. A participant may not purchase more the $25,000 in Common Shares per year. Compensation expense will be recognized by the Company to the extent of the above discount to the closing price of the Common Shares with respect to the applicable quarter. During 2012, 2011 and 2010, a total of 3,829, 4,886 and 6,184 Common Shares, respectively, were purchased by employees under the Purchase Plan. Associated compensation expense of $0.01 million was recorded in both 2012 and 2011 and $0.02 million was recorded in 2010.
During May of 2006, the Company adopted a Trustee Deferral and Distribution Election (“Trustee Deferral Plan”), whereby the participating Trustees have deferred compensation of $0.06 million for 2012, 2011 and 2010.
17. Employee 401(k) Plan
The Company maintains a 401(k) plan for employees under which the Company currently matches 50% of a plan participant’s contribution up to 6% of the employee’s annual salary. A plan participant may contribute up to a maximum of 15% of their compensation, up to $17,000, for the year ended December 31, 2012. The Company contributed $0.3 million for the year ended December 31, 2012 and $0.2 million for each of the years ended December 31, 2011 and 2010.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
18. Dividends and Distributions Payable
On November 5, 2012, the Board of Trustees declared a cash dividend for the quarter ended December 31, 2012 of $0.18 per Common Share, which was paid on January 15, 2013 to holders of record as of December 31, 2012.
19. Federal Income Taxes
The Company has elected to qualify as a REIT in accordance with Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), and intends at all times to qualify as a REIT under the Code. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its annual REIT taxable income to its shareholders. As a REIT, the Company generally will not be subject to corporate Federal income tax, provided that distributions to its shareholders equal at least the amount of its REIT taxable income as defined under the Code. As the Company distributed sufficient taxable income for the years ended December 31, 2012, 2011 and 2010, no U.S. Federal income or excise taxes were incurred. If the Company fails to qualify as a REIT in any taxable year, it will be subject to Federal income taxes at the regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for the four subsequent taxable years. Even though the Company qualifies for taxation as a REIT, the Company is subject to certain state and local taxes on its income and property and Federal income and excise taxes on any undistributed taxable income. In addition, taxable income from non-REIT activities managed through the Company’s Taxable REIT Subsidiaries (“TRS”) is subject to Federal, state and local income taxes.
Characterization of Distributions:
The Company has determined that the cash distributed to the shareholders is characterized as follows for Federal income tax purposes:

	For the years ended December 31,
	2012	2011	2010
Ordinary income	63%	75%	100%
Qualified dividend	—%	22%	—%
Capital gain	37%	3%	—%
	100%	100%	100%

Taxable REIT Subsidiaries
Income taxes have been provided for using the liability method as required by ASC Topic 740, “Income Taxes.” The Company’s TRS income and provision for income taxes for the years ended December 31, 2012, 2011 and 2010 are summarized as follows:

(dollars in thousands)	2012	2011	2010
TRS (loss) income before income taxes	$(2,056)	$376	$5,716
(Benefit) provision for income taxes:
Federal	(592)	222	2,164
State and local	(147)	59	543
TRS net (loss) income before noncontrolling interests	(1,317)	95	3,009
Noncontrolling interests	702	1,245	(545)
TRS net (loss) income	$(615)	$1,340	$2,464

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
19. Federal Income Taxes, continued
The income tax provision differs from the amount computed by applying the statutory federal income tax rate to income before income taxes as follows (not adjusted for temporary book/tax differences):

(dollars in thousands)	2012	2011	2010
Federal (benefit) provision at statutory tax rate	$(699)	$128	$1,943
TRS state and local taxes, net of federal benefit	(109)	20	358
Tax effect of:
Permanent differences, net	809	(279)	406
Prior year overaccrual, net	(553)	—	—
Restricted stock vesting	(159)	266	—
Other	(35)	133	(21)
REIT state and local income and franchise taxes	178	193	183
Total (benefit) provision for income taxes	$(568)	$461	$2,869
20. Earnings Per Common Share
Basic earnings per Common Share is computed by dividing net income attributable to Common Shareholders by the weighted average Common Shares outstanding. At December 31, 2012, the Company has unvested LTIP Units (Note 15) which provide for non-forfeitable rights to dividend equivalent payments. Accordingly, these unvested LTIP Units are considered participating securities and are included in the computation of basic earnings per Common Share pursuant to the two-class method.
Diluted earnings per Common Share reflects the potential dilution of the conversion of obligations and the assumed exercises of securities including the effects of restricted share unit ("Restricted Share Units") and share option awards issued under the Company’s Share Incentive Plans (Note 15). The effect of the assumed conversion of 188 Series A Preferred OP Units into 25,067 Common Shares would be dilutive and therefore are included in the computation of diluted earnings per share for the years ended December 2012, 2011 and 2010.
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

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
20. Earnings Per Common Share, continued

	Years ended December 31,
(dollars in thousands, except per share amounts)	2012	2011	2010
Numerator:
Income from continuing operations	$24,034	$18,713	$28,233
Less: net income attributable to participating securities	466	384	389
Income from continuing operations net of income	23,568	18,329	27,844
attributable to participating securities
Effect of dilutive securities:
Preferred OP Unit distributions	18	18	18
Numerator for diluted earnings per Common Share	23,586	18,347	27,862
Denominator:
Weighted average shares for basic earnings per share	45,854	40,697	40,136
Effect of dilutive securities:
Employee share options	456	264	245
Convertible Preferred OP Units	25	25	25
Dilutive potential Common Shares	481	289	270
Denominator for diluted earnings per share	46,335	40,986	40,406
Basic earnings per Common Share from continuing operations attributable to Common Shareholders	$0.51	$0.45	$0.69
Diluted earnings per Common Share from continuing operations attributable to Common Shareholders	$0.51	$0.45	$0.69

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
21. Summary of Quarterly Financial Information (unaudited)
The quarterly results of operations of the Company for the years ended December 31, 2012 and 2011 are as follows:

(dollars in thousands, except per share amounts)	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Revenue	$29,913	$32,723	$34,648	$37,141
Income from continuing operations attributable to Common Shareholders	$3,437	$5,677	$6,238	$8,682
Income from discontinued operations attributable to Common Shareholders	573	1,162	1,343	12,594
Net income attributable to Common Shareholders	$4,010	$6,839	$7,581	$21,276
Net income attributable to Common Shareholders per Common Share - basic:
Income from continuing operations	$0.08	$0.13	$0.13	$0.17
Income from discontinued operations	0.01	0.02	0.03	0.25
Net income per share	$0.09	$0.15	$0.16	$0.42
Net income attributable to Common Shareholders per Common Share - diluted:
Income from continuing operations	$0.08	$0.13	$0.13	$0.17
Income from discontinued operations	0.01	0.02	0.03	0.25
Net income per share	$0.09	$0.15	$0.16	$0.42
Cash dividends declared per Common Share	$0.18	$0.18	$0.18	$0.18
Weighted average Common Shares outstanding:
Basic	42,735,731	44,245,401	46,338,218	50,046,774
Diluted	43,146,093	44,673,565	46,812,349	50,582,584

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
21. Summary of Quarterly Financial Information (unaudited) (continued)

(dollars in thousands, except per share amounts)	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Revenue	$29,733	$29,206	$27,356	$28,783
Income from continuing operations attributable to Common Shareholders	$7,897	$3,841	$3,514	$3,462
Income from discontinued operations attributable to Common Shareholders	1,526	26,393	497	4,425
Net income attributable to Common Shareholders	$9,423	$30,234	$4,011	$7,887
Net income attributable to Common Shareholders per Common Share - basic:
Income from continuing operations	$0.19	$0.09	$0.09	$0.08
Income from discontinued operations	0.04	0.64	0.01	0.10
Net income per share	$0.23	$0.73	$0.10	$0.18
Net income attributable to Common Shareholders per Common Share - diluted:
Income from continuing operations	$0.19	$0.09	$0.09	$0.08
Income from discontinued operations	0.04	0.64	0.01	0.11
Net income per share	$0.23	$0.73	$0.10	$0.19
Cash dividends declared per Common Share	$0.18	$0.18	$0.18	$0.18
Weighted average Common Shares outstanding:
Basic	40,317,603	40,333,575	40,339,958	41,785,261
Diluted	40,580,173	40,633,317	40,628,781	42,066,390

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

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
22. Commitments and Contingencies (continued)
In September 2008, the Company, certain of its subsidiaries, and other unrelated entities (the “Investor Consortium”) were named as defendants in an adversary proceeding brought by Mervyns LLC (“Mervyns”) in the United States Bankruptcy Court for the District of Delaware. The action involved five claims alleging fraudulent transfers in which Mervyns was nominally seeking approximately $1.175 billion in damages from the Investor Consortium, although the actual claims made by the administrator and the unsecured creditors were substantially less. The first claim contended that, at the time of the sale of Mervyns by Target Corporation ("Target") to the Investor Consortium, a transfer of assets was made in an effort to defraud creditors. The Company believed that this aspect of the case is without merit. The remaining four claims related to transfers of assets of Mervyns at various times after the sale by Target. The Company believed that there were substantial defenses to these claims.

During the third quarter of 2012, the parties to this litigation arrived at an agreement to settle the claim. The settlement was approved by the bankruptcy court and provided for a payment of $166.0 million. Based on the defendants' agreement, the net cost of the settlement to the Investor Consortium amounted to approximately $149.0 million. After applying cash on hand at the investee level, Mervyns I and Mervyns II's combined contribution to this settlement was approximately $1.0 million. In addition, the Company reduced its carrying value of these investments from $6.3 million to its fair value of $5.3 million. In total, this resulted in a charge of $2.0 million during the year ended December 31, 2012, of which the Operating Partnership's share, net of income taxes, was $0.2 million.
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
23. Subsequent Events
During January 2013, the Company closed on a new $150 million unsecured credit facility. This revolving facility replaced the $64.5 million secured credit facility that has matured. The new credit facility matures on January 31, 2016 with an additional one-year extension option.

During January 2013, Fund III received $2.5 million, representing the reimbursement of costs and accrued interest, relating to a project that was previously fully impaired for financial reporting purposes.  This will be recognized as income during 2013.

During February 2013, Fund III acquired a property on Nostrand Avenue located in Brooklyn, New York for $19.0 million. In connection with this acquisition, we received repayment of an $18.5 million note receivable. In addition, as part of this transaction, Fund III closed on a new mortgage loan for $16.0 million. The new loan bears interest at LIBOR plus 265 basis points and matures on February 1, 2016 with two one-year extension options.
During February 2013, the Board of Trustees declared a cash dividend for the quarter ended March 31, 2013 of $0.21 per Common Share, which is payable on April 15, 2013 to holders of record as of March 29, 2013. The effective date for record holders is March 28, 2013.

ACADIA REALTY TRUST
SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2012

		Initial Cost to Company			Amount at which Carried at December 31, 2012
Description	Encumbrances	Land	Buildings & Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Acquisition (a) Construction (c)
Shopping Centers
Core Portfolio:
Crescent Plaza Brockton, MA	$17,025	$1,147	$7,425	$1,335	$1,147	$8,760	$9,907	$6,385	1993	(a)
New Loudon Center Latham, NY	13,634	505	4,161	12,518	505	16,679	17,184	12,231	1993	(a)
Mark Plaza Edwardsville, PA	—	—	4,268	(872)	—	3,396	3,396	2,663	1993	(c)
Plaza 422 Lebanon, PA	—	190	3,004	2,301	190	5,305	5,495	4,336	1993	(c)
Route 6 Mall Honesdale, PA	—	1,664	—	11,422	1,664	11,422	13,086	6,746	1994	(c)
Bartow Avenue Bronx, NY	—	1,691	5,803	560	1,691	6,363	8,054	1,919	2005	(c)
Amboy Road Staten Island, NY	—	—	11,909	2,035	—	13,944	13,944	2,813	2005	(a)
Abington Towne Center Abington, PA	—	799	3,197	2,007	799	5,204	6,003	2,704	1998	(a)
Bloomfield Town Square Bloomfield Hills, MI	—	3,207	13,774	20,420	3,207	34,194	37,401	11,867	1998	(a)
Walnut Hill Plaza Woonsocket, RI	23,194	3,122	12,488	1,941	3,122	14,429	17,551	5,804	1998	(a)
Elmwood Park Shopping Center Elmwood Park, NJ	33,258	3,248	12,992	15,401	3,798	27,843	31,641	13,235	1998	(a)
Merrillville Plaza Hobart, IN	26,151	4,288	17,152	2,677	4,288	19,829	24,117	7,797	1998	(a)
Marketplace of Absecon Absecon, NJ	—	2,573	10,294	3,799	2,577	14,089	16,666	5,574	1998	(a)
Clark Diversey Chicago, IL	4,345	10,061	2,773	246	10,061	3,019	13,080	553	2006	(a)
A&P Shopping Plaza Boonton, NJ	7,967	1,328	7,188	399	1,328	7,587	8,915	1,297	2006	(a)
Chestnut Hill Philadelphia, PA	—	8,289	5,691	3,577	8,289	9,268	17,557	1,169	2006	(a)
Third Avenue Bronx, NY	—	11,108	8,038	4,288	11,855	11,579	23,434	1,252	2006	(a)
Hobson West Plaza Naperville, IL	—	1,793	7,172	1,771	1,793	8,943	10,736	3,638	1998	(a)
Village Commons Shopping Center Smithtown, NY	9,192	3,229	12,917	3,934	3,229	16,851	20,080	6,691	1998	(a)
Town Line Plaza Rocky Hill, CT	—	878	3,510	7,508	907	10,989	11,896	8,207	1998	(a)
Branch Shopping Center Smithtown, NY	12,526	3,156	12,545	7,181	3,401	19,481	22,882	5,299	1998	(a)
Methuen Shopping Center Methuen, MA	—	956	3,826	594	961	4,415	5,376	1,811	1998	(a)
The Gateway Shopping Center South Burlington, VT	20,036	1,273	5,091	12,230	1,273	17,321	18,594	6,257	1999	(a)
330 River Street Cambridge, MA	4,197	3,510	2,886	—	3,510	2,886	6,396	77	2012	(a)
Rhode Island Place Shopping Center Washington, D.C.	16,426	4,340	17,360	—	4,340	17,360	21,700	217	2012	(a)
Mad River Station Dayton, OH	—	2,350	9,404	1,058	2,350	10,462	12,812	3,926	1999	(a)

		Initial Cost to Company			Amount at which Carried at December 31, 2012
Description	Encumbrances	Land	Buildings & Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Acquisition (a) Construction (c)
Shopping Centers
Pacesetter Park Shopping Center Ramapo, NY	11,742	1,475	5,899	2,040	1,475	7,939	9,414	3,023	1999	(a)
239 Greenwich Avenue Greenwich, CT	26,000	1,817	15,846	549	1,817	16,395	18,212	5,701	1998	(a)
West Shore Expressway Staten Island, NY	—	3,380	13,554	(55)	3,380	13,499	16,879	2,206	2007	(a)
West 54th Street Manhattan, NY	—	16,699	18,704	74	16,699	18,778	35,477	2,695	2007	(a)
East 17th Street Manhattan, NY	—	3,048	7,281	40	3,048	7,321	10,369	945	2008	(a)
West Diversey Chicago, IL	15,273	8,576	17,256	—	8,576	17,256	25,832	683	2011	(a)
Mercer Street Manhattan, NY	—	1,887	2,483	—	1,887	2,483	4,370	93	2011	(a)
4401 White Plains Bronx, NY	6,381	1,581	5,054	—	1,581	5,054	6,635	168	2011	(a)
Chicago Street Retail Portfolio	15,775	17,816	56,965	153	17,854	57,080	74,934	800	2011	(a)
1520 Milwaukee Avenue Chicago, IL	—	2,110	1,306	—	2,110	1,306	3,416	66	2012	(a)
340 River Street Cambridge, MA	6,528	4,704	10,208	—	4,704	10,208	14,912	237	2012	(a)
930 North Rush Street Chicago, IL	—	5,175	15,525	—	5,175	15,525	20,700	291	2012	(a)
28 Jericho Turnpike Westbury, NY	—	6,220	24,416	—	6,220	24,416	30,636	374	2012	(a)
181 Main Street Westport, CT	—	3,539	10,618	—	3,539	10,618	14,157	22	2012	(a)
83 Spring Street Manhattan, NY	—	1,754	9,200	—	1,754	9,200	10,954	115	2012	(a)
60 Orange Street Bloomfield, NJ	—	12,477	—	—	12,477	—	12,477	—	2012	(a)
179-53 & 1801-03 Connecticut Avenue Washington, D.C.	—	5,811	17,433	—	5,811	17,433	23,244	—	2012	(a)
639 West Diversey Chicago, IL	4,431	2,672	8,016	—	2,672	8,016	10,688	—	2012	(a)
Undeveloped Land	—	250	—	—	250	—	250
Fund I:
Kroger/Safeway Various	—	—	4,215	—	—	4,215	4,215	4,016	2003	(a)
Fund II:
Pelham Plaza Pelham Manor, NY	33,833	—	—	57,001	—	57,001	57,001	6,055	2004	(a)
Fordham Place Bronx, NY	82,205	11,144	18,010	102,590	16,254	115,490	131,744	11,912	2004	(a)
216th Street Manhattan, NY	25,500	7,261	—	19,197	7,261	19,197	26,458	3,023	2005	(a)
161st Street Bronx, NY	28,900	16,679	28,410	17,355	16,679	45,765	62,444	6,082	2005	(a)
Fund III:
Cortlandt Towne Center Mohegan Lake, NY	73,499	7,293	61,395	5,600	7,293	66,995	74,288	11,833	2009	(a)
Cortlandt Crossing Mohegan Lake, NY	—	11,000	—	—	11,000	—	11,000	—	2012	(a)
Heritage Shops Chicago, IL	21,000	13,131	15,409	54	13,131	15,463	28,594	923	2011	(a)
654 Broadway Manhattan, NY	—	9,040	3,654	(2)	9,040	3,652	12,692	99	2011	(a)
New Hyde Park Shopping Center New Hyde Park, NY	6,484	3,115	7,285	623	3,115	7,908	11,023	208	2011	(a)
640 Broadway Manhattan, NY	22,750	12,503	19,960	—	12,503	19,960	32,463	487	2012	(a)

		Initial Cost to Company			Amount at which Carried at December 31, 2012
Description	Encumbrances	Land	Buildings & Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Acquisition (a) Construction (c)
Shopping Centers
Lincoln Park Centre Chicago, IL	19,834	5,090	25,353	—	5,090	25,353	30,443	481	2012	(a)
3104 M Street Washington, D.C.	—	750	2,251	—	750	2,251	3,001	23	2012	(a)
Broad Hollow Commons Farmingdale, NY	—	12,386	—	—	12,386	—	12,386	—	2012	(a)
Fund IV:
210 Bowery New York, NY	—	1,875	5,625	—	1,875	5,625	7,500	—	2012	(a)
Acadia Strategic Opportunity Fund IV	93,050	—	—	—	—	—	—	—		(a)
Real Estate Under Development	45,912	45,658	2,564	200,809	45,658	203,373	249,031	—		(a)
Total	$727,048	$332,621	$638,763	$524,358	$339,349	$1,156,393	$1,495,742	$187,029

1. Depreciation on buildings and improvements reflected in the consolidated statements of income is calculated over the estimated useful life of the assets as follows:
Buildings: 30 to 40 years
Improvements: Shorter of lease term or useful life
2. The aggregate gross cost of property included above for Federal income tax purposes was $1,347.0 million as of December 31, 2012
3. (a) Reconciliation of Real Estate Properties:
The following table reconciles the real estate properties from January 1, 2010 to December 31, 2012:

	For the years ended December 31,
(dollars in thousands)	2012	2011	2010
Balance at beginning of year	$1,098,761	$950,710	$817,170
Other improvements	72,633	42,167	133,540
Property Acquired	324,348	105,884	—
Balance at end of year	$1,495,742	$1,098,761	$950,710
3. (b) Reconciliation of Accumulated Depreciation:
The following table reconciles accumulated depreciation from January 1, 2010 to December 31, 2012:

	For the years ended December 31,
(dollars in thousands)	2012	2011	2010
Balance at beginning of year	$160,541	$143,232	$124,562
Depreciation related to real estate	26,488	17,309	18,670
Balance at end of year	$187,029	$160,541	$143,232