Form 10-Q
period 2013-03-31
ACADIA REALTY TRUST
filed 2013-05-09
CIK 899629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐

Non-accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒
As of May 9, 2013 there were 55,075,420 common shares of beneficial interest, par value $.001 per share, outstanding.

ACADIA REALTY TRUST AND SUBSIDIARIES

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements.

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(dollars in thousands)	March 31, 2013	December 31, 2012
ASSETS	(unaudited)
Operating real estate
Land	$344,178	$293,691
Building and improvements	1,157,960	953,020
Construction in progress	2,747	2,429
	1,504,885	1,249,140
Less: accumulated depreciation	223,834	187,029
Net operating real estate	1,281,051	1,062,111
Real estate under development	262,291	246,602
Notes receivable, net	105,367	129,278
Investments in and advances to unconsolidated affiliates	222,462	221,694
Cash and cash equivalents	81,831	91,813
Cash in escrow	20,317	18,934
Restricted cash	151,596	—
Rents receivable, net	32,147	27,744
Deferred charges, net	39,053	26,777
Acquired lease intangibles, net	31,839	31,975
Prepaid expenses and other assets	45,775	29,241
Accounts receivable from related parties	1,126	210
Assets of discontinued operations	21,014	22,061
Total assets	$2,295,869	$1,908,440

LIABILITIES
Mortgage and other notes payable	$1,101,391	$727,048
Convertible notes payable	930	930
Distributions in excess of income from, and investments in, unconsolidated affiliates	12,488	22,707
Accounts payable and accrued expenses	31,074	29,309
Dividends and distributions payable	11,764	9,674
Acquired lease and other intangibles, net	16,962	14,115
Other liabilities	22,657	21,303
Liabilities of discontinued operations	11,911	13,098
Total liabilities	1,209,177	838,184
EQUITY
Shareholders' Equity
Common shares, $.001 par value, authorized 100,000,000 shares; issued and outstanding 54,514,365 and 52,482,598 shares, respectively	54	52
Additional paid-in capital	635,414	581,925
Accumulated other comprehensive loss	(4,932)	(4,307)
Retained earnings	43,341	45,127
Total shareholders’ equity	673,877	622,797
Noncontrolling interests	412,815	447,459
Total equity	1,086,692	1,070,256
Total liabilities and equity	$2,295,869	$1,908,440
See accompanying notes

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended
	March 31,
(dollars in thousands, except per share amounts)	2013	2012
Revenues
Rental income	$33,055	$21,951
Interest income	2,869	2,055
Expense reimbursements	7,971	5,402
Other	3,376	505
Total revenues	47,271	29,913
Operating Expenses
Property operating	5,637	4,422
Other operating	1,512	1,035
Real estate taxes	5,196	4,139
General and administrative	5,626	5,925
Depreciation and amortization	10,628	7,146
Total operating expenses	28,599	22,667
Operating income	18,672	7,246
Equity in earnings (losses) of unconsolidated affiliates	2,250	(56)
Other interest income	29	54
Interest and other finance expense	(10,309)	(6,560)
Income from continuing operations before income taxes	10,642	684
Income tax benefit (provision)	140	(188)
Income from continuing operations	10,782	496
Discontinued Operations
Operating income from discontinued operations	397	2,327
Net income	11,179	2,823
Noncontrolling interests
Continuing operations	(1,208)	2,992
Discontinued operations	(348)	(1,805)
Net (income) loss attributable to noncontrolling interests	(1,556)	1,187
Net income attributable to Common Shareholders	$9,623	$4,010

Basic Earnings per Share
Income from continuing operations	$0.18	$0.08
Income from discontinued operations	—	0.01
Basic earnings per share	$0.18	$0.09

Diluted Earnings per Share
Income from continuing operations	$0.18	$0.08
Income from discontinued operations	—	0.01
Diluted earnings per share	$0.18	$0.09
See accompanying notes

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended
	March 31,
	2013	2012
(dollars in thousands)
Net income	$11,179	$2,823
Other Comprehensive (loss) income
Unrealized (loss) income on valuation of swap agreements	(1,092)	57
Reclassification of realized interest on swap agreements	592	637
Other comprehensive (loss) income	(500)	694
Comprehensive income	10,679	3,517
Comprehensive (income) loss attributable to noncontrolling interests	(1,681)	1,087
Comprehensive income attributable to Common Shareholders	$8,998	$4,604
See accompanying notes

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(unaudited)

	Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
(amounts in thousands, except per share amounts)	Shares	Amount
Balance at December 31, 2012	52,482	$52	$581,925	$(4,307)	$45,127	$622,797	$447,459	$1,070,256
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	20	—	438	—	—	438	(438)	—
Issuance of Common Shares, net of issuance costs	1,997	2	52,816	—	—	52,818	—	52,818
Dividends declared ($0.21 per Common Share)	—	—	—	—	(11,409)	(11,409)	(348)	(11,757)
Vesting of employee Restricted Share and LTIP awards	9	—	53	—	—	53	1,252	1,305
Common Shares issued under Employee Share Purchase Plan	1	—	19	—	—	19	—	19
Issuance of Common Shares to trustees	—	—	103	—	—	103	—	103
Exercise of Share options	8	—	143	—	—	143	—	143
Employee Restricted Shares canceled	(3)	—	(83)	—	—	(83)	—	(83)
Consolidation of previously unconsolidated investment	—	—	—	—	—	—	(33,949)	(33,949)
Noncontrolling interest distributions	—	—	—	—	—	—	(2,842)	(2,842)
	54,514	54	635,414	(4,307)	33,718	664,879	411,134	1,076,013
Comprehensive (loss) income:
Net income	—	—	—	—	9,623	9,623	1,556	11,179
Unrealized loss on valuation of swap agreements	—	—	—	(974)	—	(974)	(118)	(1,092)
Reclassification of realized interest on swap agreements	—	—	—	349	—	349	243	592
Total comprehensive (loss) income	—	—	—	(625)	9,623	8,998	1,681	10,679
Balance at March 31, 2013	54,514	$54	$635,414	$(4,932)	$43,341	$673,877	$412,815	$1,086,692

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (continued)

(unaudited)

	Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
(amounts in thousands, except per share amounts)	Shares	Amount
Balance at December 31, 2011	42,586	$43	$348,667	$(3,913)	$39,317	$384,114	$385,195	$769,309
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	161	—	2,534	—	—	2,534	(2,534)	—
Issuance of Common Shares, net of issuance costs	808	1	17,760	—	—	17,761	—	17,761
Issuance of OP Units to acquire real estate	—	—	—	—	—	—	2,279	2,279
Dividends declared ($0.18 per Common Share)	—	—	—	—	(7,808)	(7,808)	(287)	(8,095)
Vesting of employee Restricted Share and LTIP awards	22	—	40	—	—	40	846	886
Common Shares issued under Employee Share Purchase Plan	1	—	20	—	—	20	—	20
Issuance of LTIP Unit awards to employees	—	—	—	—	—	—	2,577	2,577
Issuance of Common Shares to trustees	—	—	84	—	—	84	—	84
Exercise of Share options	1	—	23	—	—	23	—	23
Employee Restricted Shares cancelled	(7)	—	(150)	—	—	(150)	—	(150)
Noncontrolling interest distributions	—	—	—	—	—	—	(3,450)	(3,450)
Noncontrolling interest contributions	—	—	—	—	—	—	38,578	38,578
	43,572	44	368,978	(3,913)	31,509	396,618	423,204	819,822
Comprehensive income (loss):
Net income (loss)	—	—	—	—	4,010	4,010	(1,187)	2,823
Unrealized loss on valuation of swap agreements	—	—	—	124	—	124	(67)	57
Reclassification of realized interest on swap agreements	—	—	—	470	—	470	167	637
Total comprehensive income (loss)	—	—	—	594	4,010	4,604	(1,087)	3,517
Balance at March 31, 2012	43,572	$44	$368,978	$(3,319)	$35,519	$401,222	$422,117	$823,339

See accompanying notes

ACADIA REALTY TRUST AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended
	March 31,
(dollars in thousands)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,179	$2,823
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	10,628	9,141
Amortization of financing costs	734	683
Share compensation expense	1,411	970
Equity in (earnings) losses of unconsolidated affiliates	(2,250)	56
Distributions of operating income from unconsolidated affiliates	1,208	128
Other, net	(1,476)	358
Changes in assets and liabilities
Cash in escrow	(274)	2,268
Rents receivable, net	(878)	168
Prepaid expenses and other assets	(15,029)	(3,824)
Accounts receivable from related parties	8	406
Accounts payable and accrued expenses	(739)	(2,365)
Other liabilities	(289)	1,059
Net cash provided by operating activities	4,233	11,871

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate	(86,600)	(48,689)
Redevelopment and property improvement costs	(17,941)	(20,081)
Deferred leasing costs	(2,220)	(1,035)
Investments in and advances to unconsolidated affiliates	(2)	(1,690)
Return of capital from unconsolidated affiliates	482	1,255
Consolidation of previously unconsolidated investment	1,864	—
Proceeds from notes receivable	5,529	3
Issuance of notes receivable	—	(17,080)
Net cash used in investing activities	(98,888)	(87,317)

ACADIA REALTY TRUST AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (unaudited)

	Three Months Ended
	March 31,
(dollars in thousands)	2013	2012

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage notes	(47,136)	(3,513)
Proceeds received from mortgage notes	254,000	4,250
Loan proceeds held as restricted cash	(151,596)	—
Increase in deferred financing and other costs	(9,998)	(570)
Capital contributions from noncontrolling interests	—	38,578
Distributions to noncontrolling interests	(3,098)	(3,697)
Dividends paid to Common Shareholders	(9,417)	(7,666)
Proceeds from issuance of Common Shares, net of issuance costs of $843 and $126, respectively	51,840	8,029
Other employee and trustee stock compensation, net	78	(107)
Net cash provided by financing activities	84,673	35,304
(Decrease) in cash and cash equivalents	(9,982)	(40,142)
Cash and cash equivalents, beginning of period	91,813	89,812
Cash and cash equivalents, end of period	$81,831	$49,670
Supplemental disclosure of cash flow information
Cash paid during the period for interest, net of capitalized interest of $1,664 and $1,433, respectively	$5,858	$7,700

Cash paid for income taxes	$12	$70

Supplemental disclosure of non-cash investing activities:
Acquisition of real estate through assumption of debt	$—	$23,062
Acquisition of real estate through issuance of OP Units	$—	$2,279
Acquisition of real estate through conversion of notes receivable	$18,500	$—

Consolidation of previously unconsolidated investment
Real estate, net	$(118,484)	$—
Mortgage notes payable	166,200	—
Distributions in excess of income from, and investments in, unconsolidated affiliates	(10,298)	—
Other assets and liabilities	(1,605)	—
Noncontrolling interest	(33,949)	—
Cash included in consolidation of previously unconsolidated investment	$1,864	$—

See accompanying notes

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION

Business and Organization

Acadia Realty Trust (the "Trust") and subsidiaries (collectively, the "Company"), is a fully-integrated equity real estate investment trust ("REIT") focused on the ownership, acquisition, redevelopment, and management of high-quality retail properties and urban/infill mixed-use properties with a strong retail component located primarily in high-barrier-to-entry, supply constrained, densely-populated metropolitan areas in the United States along the East Coast and in Chicago.

All of the Company's assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership (the "Operating Partnership") and entities in which the Operating Partnership owns an interest. As of March 31, 2013, the Trust controlled approximately 99% of the Operating Partnership as the sole general partner. As the general partner, the Trust is entitled to share, in proportion to its percentage interest, in the cash distributions and profits and losses of the Operating Partnership. The limited partners primarily represent entities or individuals that contributed their interests in certain properties or entities to the Operating Partnership in exchange for common or preferred units of limited partnership interest ("Common OP Units" or "Preferred OP Units") and employees who have been awarded restricted OP units ("LTIP Units") as long-term incentive compensation (Note 13). Limited partners holding Common OP Units are generally entitled to exchange their units on a one-for-one basis for common shares of beneficial interest of the Trust ("Common Shares").

As of March 31, 2013, the Company has ownership interests in 73 properties within its core portfolio, which consist of those properties either 100% owned, or partially owned through joint venture interests, by the Operating Partnership, or subsidiaries thereof, not including those properties owned through its opportunity funds ("Core Portfolio"). The Company also has ownership interests in 31 properties within four of its opportunity funds, Acadia Strategic Opportunity Fund, L.P. ("Fund I"), Acadia Strategic Opportunity Fund II, LLC ("Fund II"), Acadia Strategic Opportunity Fund III LLC ("Fund III") and Acadia Strategic Opportunity Fund IV LLC ("Fund IV" and together with Funds I, II and III, the "Opportunity Funds"). The 104 Core Portfolio and Opportunity Fund properties consist of commercial properties, which are primarily high-quality urban and/or street retail properties, community shopping centers and mixed-use properties with a retail component. The Opportunity Funds also include investments in operating companies through Acadia Mervyn Investors I, LLC ("Mervyns I"), Acadia Mervyn Investors II, LLC ("Mervyns II") and Fund II, all on a non-recourse basis. These investments comprise and are referred to as the Company's Retailer Controlled Property Initiative ("RCP Venture").

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

Following is a table summarizing the general terms and Operating Partnership's equity interests in the Opportunity Funds and Mervyns I and II:

Entity	Formation Date	Operating Partnership Share of Capital	Committed Capital (2)	Capital Called as of March 31, 2013 (2)	Equity Interest Held By Operating Partnership	Preferred Return	Capital Returned as of March 31, 2013 (2)
Fund I and Mervyns I (1)	9/2001	22.22%	$90.0	$86.6	37.78%	9%	$86.6
Fund II and Mervyns II	6/2004	20.00%	300.0	300.0	20.00%	8%	84.5
Fund III	5/2007	19.90%	475.0	341.0	19.90%	6%	166.5
Fund IV	5/2012	23.12%	540.6	64.6	23.12%	6%	—
Notes:
(1) Fund I and Mervyns I have returned all capital and preferred return. The Operating Partnership is now entitled to a Promote on all future cash distributions.
(2) Represents the total for the Opportunity Funds, including the Operating Partnership and noncontrolling interests' shares.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION (continued)

Basis of Presentation

The consolidated financial statements include the consolidated accounts of the Company and its investments in entities in which the Company is presumed to have control in accordance with the consolidation guidance of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC"). Investments in entities for which the Company has the ability to exercise significant influence but does not have financial or operating control are accounted for under the equity method of accounting. Accordingly, the Company's share of the net earnings (or losses) of entities accounted for under the equity method are included in consolidated net income under the caption, Equity in Earnings (Losses) of Unconsolidated Affiliates. Investments in entities for which the Company does not have the ability to exercise any influence are accounted for under the cost method.

The Company owns a 22.22% interest in an approximately one million square foot retail portfolio (the "Brandywine Portfolio") located in Wilmington, Delaware. Effective January 1, 2013, following certain changes in the financial and operating controls of the joint venture, the Company now accounts for this investment on a consolidated basis.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.

Actual results could differ from these estimates. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013. The information furnished in the accompanying consolidated financial statements reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the aforementioned consolidated financial statements for the interim period. These consolidated financial statements should be read in conjunction with the Company's 2012 Annual Report on Form 10-K, as filed with the SEC on February 27, 2013.

Reclassifications

Certain reclassifications have been made to the 2012 financial statements to conform to the 2013 presentation.

Real Estate

The Company reviews its long-lived assets for impairment when there is an event or change in circumstances that indicates that the carrying amount may not be recoverable. The Company records impairment losses and reduces the carrying value of properties when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases where the Company does not expect to recover its carrying costs on properties held for use, the Company reduces its carrying cost to fair value, and for properties held-for-sale, the Company reduces its carrying value to the fair value less costs to dispose. Management does not believe that the values of any of the Company's properties are impaired as of March 31, 2013.

Recent Accounting Pronouncements

During February 2013, the FASB issued Accounting Standards Update ("ASU") No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. The Company adopted ASU 2013-02 as of January 1, 2013 and the adoption did not have a material impact on the Company's financial condition or results of operations.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

2.	EARNINGS PER COMMON SHARE

Basic earnings per Common Share is computed by dividing net income attributable to Common Shareholders by the weighted average Common Shares outstanding. At March 31, 2013, the Company has unvested LTIP Units (Note 13) which provide for non-forfeitable rights to dividend equivalent payments. Accordingly, these unvested LTIP Units are considered participating securities and are included in the computation of basic earnings per Common Share pursuant to the two-class method.

Diluted earnings per Common Share reflects the potential dilution of the conversion of obligations and the assumed exercises of securities including the effects of restricted share unit ("Restricted Share Units") and share option awards issued under the Company's Share Incentive Plans (Note 13). The effect of the assumed conversion of 188 Series A Preferred OP Units into 25,067 Common Shares would be anti-dilutive and are therefore not included in the computation of diluted earnings per share for the three months ended March 31, 2013 and 2012.

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

The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the periods indicated:

	Three Months Ended
	March 31,
(dollars in thousands, except per share amounts)	2013	2012
Numerator
Income from continuing operations	$9,574	$3,488
Less: net income attributable to participating securities	172	73
Income from continuing operations net of income attributable to participating securities	9,402	3,415
Numerator for diluted earnings per Common Share	$9,402	$3,415

Denominator
Weighted average shares for basic earnings per share	53,414	42,736
Effect of dilutive securities:
Employee Restricted Share Units and share options	437	410
Dilutive potential Common Shares	437	410
Denominator for diluted earnings per share	53,851	43,146

Basic earnings per Common Share from continuing operations attributable to Common Shareholders	$0.18	$0.08
Diluted earnings per Common Share from continuing operations attributable to Common Shareholders	$0.18	$0.08

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

3.	SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS

During the first quarter 2013, the Company issued 2.0 million Common Shares under its at-the-market ("ATM") program generating gross proceeds of $53.7 million and net proceeds of $52.9 million. Subsequent to March 31, 2013, the Company completed this ATM program with an aggregate offering amount of $125.0 million of gross proceeds from the sale of Common Shares. Under this program, the Company issued a total of 4.9 million Common Shares which generated net proceeds of $123.1 million. In addition, the Company established a new ATM equity program with an additional aggregate offering amount of up to $150.0 million of gross proceeds from the sale of Common Shares. The net proceeds from these ATM equity programs have been, and will be, used by the Company primarily to fund acquisitions directly in the Core Portfolio and through its capital contributions to the Opportunity Funds.

Noncontrolling interests represent the portion of equity in entities consolidated in the accompanying financial statements that the Company does not own. Such noncontrolling interests are reported on the Consolidated Balance Sheets within equity, separately from shareholders' equity and include third party interests in the Company’s Opportunity Funds and other entities. It also includes interests in the Operating Partnership which represent (i) the limited partners’ 284,097 Common OP Units at March 31, 2013 and December 31, 2012; (ii) 188 Series A Preferred OP Units at March 31, 2013 and December 31, 2012; and (iii) 379,522 and 168,357 LTIP Units at March 31, 2013 and December 31, 2012, respectively.

4.	ACQUISITION OF REAL ESTATE AND DISCONTINUED OPERATIONS

Acquisitions

2013 Core Portfolio Acquisitions

During March 2013, the Company acquired 664 North Michigan Avenue, an 18,141 square foot retail condominium in Chicago, Illinois for $86.6 million.

2013 Fund III Acquisitions

Fund III had previously acquired a $23.0 million maturing note receivable at a discounted price of $18.5 million during April 2012. The note receivable was collateralized by a 79,526 square foot shopping center located in Brooklyn, New York ("Nostrand Place"). The Company commenced foreclosure proceedings, but ultimately agreed to a settlement with the unaffiliated borrower. Pursuant to the settlement, in February 2013, Fund III and the borrower formed a joint venture whereby Fund III contributed its interest in the note for a 99% controlling interest in the joint venture, and the borrower contributed the deed to Nostrand Place in exchange for a 1% interest in the joint venture.

Purchase Price Allocation

The above 2013 Core Portfolio and Fund III acquisitions have been accounted for as business combinations. The purchase prices were allocated to the acquired assets and liabilities based on the estimated fair value of the acquired assets at the dates of acquisition. The preliminary measurements at fair value reflected below are subject to change. The Company expects to finalize the valuations and complete the purchase price allocations within one year from the dates of acquisition.

The following table summarizes the Company's preliminary allocations of the purchase prices of assets acquired and liabilities assumed during 2013:

(dollars in thousands)	Preliminary Purchase Price Allocations (1)
Land	$22,182
Buildings and improvements	83,865
Total consideration	$106,047
Note:

(1) Represents preliminary allocations for 2013 acquisitions where purchase price allocations have not been finalized.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

4.	ACQUISITION OF REAL ESTATE AND DISCONTINUED OPERATIONS (continued)

Acquisitions (continued)

During 2012, the Company acquired properties and recorded the preliminary allocations of the purchase prices to the assets acquired based on provisional measurements of fair value. During 2013, the Company finalized the allocations of the purchase prices and made certain measurement period adjustments.

The following table summarizes the preliminary allocations of the purchase prices of these properties as recorded as of December 31, 2012, and the finalized allocations of the purchase prices as adjusted as of March 31, 2013:

(dollars in thousands)	Finalized Purchase Price Allocations	Preliminary Purchase Price Allocations
Land	$4,933	$5,175
Buildings and improvements	14,587	15,525
Acquisition-related intangible assets (in Acquired lease intangibles, net)	1,180	—
Total consideration	$20,700	$20,700

Discontinued Operations

The Company reports properties held-for-sale and properties sold during the periods as discontinued operations. The results of operations of discontinued operations are reflected as a separate component within the accompanying Consolidated Statements of Income for all periods presented. As of March 31, 2013, two of the properties within the Opportunity Funds were under contract for sale.

The combined assets and liabilities as of March 31, 2013 and December 31, 2012, and the results of operations of the properties classified as discontinued operations for the three months ended March 31, 2013 and March 31, 2012, respectively, are summarized as follows:

BALANCE SHEET
ASSETS	March 31, 2013	December 31, 2012
(dollars in thousands)
Net real estate	$19,468	$19,400
Rents receivable, net	875	917
Deferred charges, net	360	612
Prepaid expenses and other assets	311	1,132
Total assets of discontinued operations	$21,014	$22,061
LIABILITIES
Mortgage notes payable	$9,178	$9,208
Accounts payable and accrued expenses	2,124	3,125
Other liabilities	609	765
Total liabilities of discontinued operations	$11,911	$13,098

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

4.	ACQUISITION OF REAL ESTATE AND DISCONTINUED OPERATIONS (continued)

Discontinued Operations (continued)

	Three Months Ended
STATEMENTS OF OPERATIONS	March 31,
(dollars in thousands)	2013	2012
Total revenues	$1,170	$9,713
Total expenses	773	7,386
Income from discontinued operations	397	2,327
Income from discontinued operations attributable to noncontrolling interests	(348)	(1,805)
Income from discontinued operations attributable to Common Shareholders	$49	$522

5.	INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

Core Portfolio

The Company owns a 49% interest in a 311,000 square foot shopping center located in White Plains, New York ("Crossroads"), a 50% interest in an approximately 28,000 square foot retail portfolio located in Georgetown, Washington D.C. (the "Georgetown Portfolio") and a 22.22% interest in an approximately 20,000 square foot retail property located in Wilmington, Delaware ("Route 202 Shopping Center"). These investments are accounted for under the equity method.

Opportunity Funds

RCP Venture

The Opportunity Funds, together with two unaffiliated partners formed an investment group, the RCP Venture, for the purpose of making investments in surplus or underutilized properties owned by retailers and, in some instances, the retailers' operating company. The RCP Venture is neither a single entity nor a specific investment and the Company has no control or rights with respect to the formation and operation of these investments. The Company has made these investments through its subsidiaries, Mervyns I, Mervyns II and Fund II, (together the "Acadia Investors"), all on a non-recourse basis. Through March 31, 2013, the Acadia Investors have made investments in Mervyns Department Stores ("Mervyns") and Albertsons including additional investments in locations that are separate from these original investments ("Add-On Investments"). Additionally, they have invested in Shopko, Marsh and Rex Stores Corporation (collectively "Other RCP Investments"). The Company accounts for its investments in Mervyns and Albertsons on the equity method as it has the ability to exercise significant influence, but does not have any rights with respect to financial or operating control. The Company accounts for its investments in its Add-On Investments and Other RCP Investments on the cost method as it does not have any influence over such entities' operating and financial policies nor any rights with respect to the control and operation of these entities.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

5.	INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES (continued)

The following table summarizes activity related to the RCP Venture investments from inception through March 31, 2013:

(dollars in thousands)				Operating Partnership Share
Investment	Year Acquired	Invested Capital and Advances	Distributions	Invested Capital and Advances	Distributions
Mervyns	2004	$26,058	$45,966	$4,901	$11,251
Mervyns Add-On investments	2005/2008	7,547	3,558	1,252	819
Albertsons	2006	20,717	81,594	4,239	16,318
Albertsons Add-On investments	2006/2007	2,416	4,864	388	972
Shopko	2006	1,108	1,659	222	332
Marsh and Add-On investments	2006/2008	2,667	2,639	533	528
Rex Stores	2007	2,701	1,956	535	392
		$63,214	$142,236	$12,070	$30,612

Other Opportunity Fund Investments

The unaffiliated partners for Fund III's investments in Lincoln Road, Parkway Crossing, Arundel Plaza, the White City Shopping Center and Self-Storage Management maintain control over these entities and, as such, the Company accounts for these investments under the equity method.

The unaffiliated partners for Fund IV's investments in Lincoln Road and 1701 Belmont Avenue maintain control over these entities and, as such, the Company accounts for these investments under the equity method.

Summary of Investments in Unconsolidated Affiliates

The following Combined and Condensed Balance Sheets and Statements of Operations, in each period, summarize the financial information of the Company’s investments in unconsolidated affiliates:

(dollars in thousands)	March 31, 2013	December 31, 2012
Combined and Condensed Balance Sheets
Assets
Rental property, net	$321,445	$441,611
Investment in unconsolidated affiliates	93,009	93,923
Other assets	30,192	39,035
Total assets	$444,646	$574,569
Liabilities and partners’ equity
Mortgage notes payable	$159,255	$326,296
Other liabilities	16,913	24,267
Partners’ equity	268,478	224,006
Total liabilities and partners’ equity	$444,646	$574,569
Company’s investment in and advances to unconsolidated affiliates	$222,462	$221,694
Company's share of distributions in excess of income from and investments in unconsolidated affiliates	$(12,488)	$(22,707)

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

5.	INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES (continued)

	Three Months Ended
(dollars in thousands)	March 31, 2013	March 31, 2012
Combined and Condensed Statements of Operations
Total revenues	$10,999	$12,296
Operating and other expenses	4,281	4,454
Interest and other finance expense	2,031	4,638
Equity in losses of unconsolidated affiliates	(711)	(1,623)
Depreciation and amortization	2,081	2,272
Net income	$1,895	$(691)

Company’s share of net income	$2,348	$42
Amortization of excess investment	(98)	(98)
Company’s equity in earnings (losses) of unconsolidated affiliates	$2,250	$(56)

6.	NOTES RECEIVABLE

As of March 31, 2013, the Company’s notes receivable, net, aggregated $105.4 million, and were collateralized either by the underlying properties or the borrowers' ownership interests in the entities that own the properties and/or by the borrowers' personal guarantee subject, as applicable, to senior liens, as follows:

Note description	Effective interest rate (1)	Maturity date	First Priority liens	Net Carrying Amounts of Notes Receivable	Extension Options
(dollars in thousands)
First Mortgage Loan	9.0%	6/1/2013	$—	$12,204	1 x 6 months
First Mortgage Loan	6.0%	12/31/2013	—	10,250	—
First Mortgage Loan	8.0%	12/31/2013	—	8,000	—
Mezzanine Loan	10.0%	12/31/2013	85,835	9,089	—
First Mortgage Loan	11.0%	1/1/2014	—	25,000	1 x 6 months
Zero Coupon Loan	24.0%	1/3/2016	166,200	4,078	—
Mezzanine Loan	15.0%	11/9/2020	—	30,879	—
Mezzanine Loan	15.0%	Upon Capital Event	13,265	3,834	—
Individually less than 3%	11.00% to 17.50%	12/31/13 to Capital Event	37,623	2,033	—
Total				$105,367
Note:

(1) The effective interest rate includes points and exit fees.

During January 2013, Fund III received a payment of $2.5 million, representing the full principal and interest amount on a note that had been previously written off.

During February 2013, Fund III, in conjunction with its acquisition of Nostrand Place (Note 4), received repayment on a portion of its first mortgage loan of $18.5 million and contributed the remaining unliquidated balance to a joint venture.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

6.	NOTES RECEIVABLE (continued)

During March 2013, the Company received a payment of $5.4 million, representing full payment on a construction loan.

The Company has provided allowances against two notes receivable with interest payments in arrears that have an aggregate outstanding gross carrying balance of $5.6 million. The following table reconciles the allowance for notes receivable from December 31, 2012 to March 31, 2013:

(dollars in thousands)	Allowance for Notes Receivable
Balance at December 31, 2012	$3,681
Change in allowance, net	39
Balance at March 31, 2013	$3,720

7.	DERIVATIVE FINANCIAL INSTRUMENTS

As of March 31, 2013, the Company's derivative financial instruments consisted of eight interest rate swaps with an aggregate notional value of $148.6 million, which effectively fix LIBOR at rates ranging from 0.52% to 3.77% and mature between May 2015 and January 2023. The Company is also a party to two forward starting interest rate swap transactions with respect to $25.0 million of LIBOR-based variable-rate debt. The Company also has six derivative financial instruments with a notional value of $182.9 million which cap LIBOR at rates ranging from 3.0% to 4.3% and mature between April 2013 and April 2018. The fair value of these derivative instruments, which is included in other liabilities in the Consolidated Balance Sheets, was a liability totaling $5.0 million and $4.4 million at March 31, 2013 and December 31, 2012, respectively. The notional value does not represent exposure to credit, interest rate, or market risks.

These derivative instruments have been designated as cash flow hedges and hedge the future cash outflows of variable-rate interest payments on mortgage debt. Such instruments are reported at the fair value reflected above. As of March 31, 2013 and December 31, 2012, unrealized losses totaling $4.9 million and $4.3 million, respectively, were reflected in accumulated other comprehensive loss on the consolidated balance sheets.

As of March 31, 2013 and December 31, 2012, no derivatives were designated as fair value hedges, hedges of net investments in foreign operations or considered to be ineffective. Additionally, the Company does not use derivatives for trading or speculative purposes.

8.	MORTGAGE AND OTHER NOTES PAYABLE

The Company completed the following transactions related to mortgage and other notes payable and credit facilities during the three months ended March 31, 2013:

During January, the Company closed on a new $150.0 million unsecured credit facility, replacing the $64.5 million secured credit facility that had matured. The new facility bears interest at a spread which varies based on the ratio of total debt to total asset value of the Company ranging from LIBOR plus 155 basis points (<45%) to LIBOR plus 220 basis points (>55%) depending on the level of leverage. There is also an unused fee of 0.35% if the total outstanding principal is less than or equal to 50% of the aggregate commitments and 0.25% if it is more. This facility matures on January 3, 2016 and has a one-year extension option. As of March 31, 2013, there was no balance outstanding under this credit facility.

During January, the Company closed on a $16.5 million loan collateralized by a property. The loan bears interest at LIBOR plus 190 basis points and matures on January 23, 2023.

During February, the Company closed on a $13.0 million loan collateralized by a property. The loan bears interest at LIBOR plus 265 basis points and matures on February 1, 2016.

During March, the Company refinanced a $28.9 million loan bearing interest at LIBOR plus 600 basis points with a new $29.5 million loan collateralized by a property. The new loan bears interest at LIBOR plus 250 basis points and matures on April 1, 2018.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

8.	MORTGAGE AND OTHER NOTES PAYABLE (continued)

During March, the Company modified a $50.0 million construction loan collateralized by a property. The modification converted the construction loan, on which no previous balance was drawn, into a first mortgage loan of $20.0 million and increased the interest rate from LIBOR plus 330 basis points to LIBOR plus 500 basis points. In addition, the Company modified a separate $20.0 million loan collateralized by this property. The previous loan bore interest at LIBOR plus 250 basis points and was scheduled to mature during August 2013. The modification extended the maturity date to August 23, 2015 and adjusted the interest rate to LIBOR plus 300 basis points until August 2013, LIBOR plus 350 basis points until August 2014 and LIBOR plus 400 basis points thereafter.

During 2012, the U.S. Citizenship and Immigration Services ("USCIS") approved the City Point project's application for $200.0 million of construction financing under the U.S.'s Immigrant Investor Program, commonly known as "EB-5." Funds are released into a restricted cash account upon the approval of the USCIS. As of March 31, 2013, $160.0 million of funds had been released into this restricted cash account and $8.4 million have been drawn to fund construction activities. The remaining amount in the restricted cash account is $151.6 million.

9.	CONVERTIBLE NOTES PAYABLE

In December 2006 and January 2007, the Company issued convertible notes totaling $115.0 million with a fixed interest rate of 3.75% due 2026 (the "Convertible Notes"). The Convertible Notes were issued at par and require interest payments semi-annually in arrears on June 15th and December 15th of each year. The Convertible Notes are unsecured obligations and rank equally with all other unsecured and unsubordinated indebtedness. The Convertible Notes have an effective interest rate of 6.03% after giving effect to the accounting treatment required by ASC Topic 470-20, "Debt with Conversion and Other Options." Holders of the Convertible Notes may require the Company to repurchase the Convertible Notes at par on December 15, 2016 and December 15, 2021. Through March 31, 2013, the Company had purchased $114.1 million in principal amount of its Convertible Notes, none of which were repurchased subsequent to December 31, 2011, and the remaining outstanding balance is $0.9 million.

As of December 31, 2011, all loan costs associated with the issuance have been expensed and there is no remaining net carrying amount of the equity component. The if-converted value of the Convertible Notes does not exceed their aggregate principal amount as of March 31, 2013 and there are no derivative transactions that were entered into in connection with the issuance of the Convertible Notes.

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

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2013:

(dollars in thousands)	Level 1	Level 2	Level 3
Liabilities
Derivative financial instruments (Note 7)	$—	$5,044	$—

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

The Company has determined the estimated fair values of the following financial instruments by discounting future cash flows utilizing a discount rate equivalent to the rate at which similar financial instruments would be originated at the reporting date:

	March 31, 2013		December 31, 2012
(dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgage, Convertible Notes and Other Notes Payable	$1,102,321	$1,125,617	$727,978	$734,807

11.	RELATED PARTY TRANSACTIONS

The Company earned property management fees, legal and leasing fees from its investments in unconsolidated affiliates totaling $0.01 million and $0.3 million for the three months ended March 31, 2013 and 2012, respectively.

Related party receivables due from unconsolidated affiliates totaled $1.1 million at March 31, 2013 and $0.2 million at December 31, 2012.

Lee Wielansky, the Lead Trustee of the Company, was paid a consulting fee of $25,000 for the three months ended March 31, 2013 and 2012, respectively.

12.	SEGMENT REPORTING

The Company has three reportable segments: Core Portfolio, Opportunity Funds and Notes Receivable. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates property performance primarily based on net operating income before depreciation, amortization and certain nonrecurring items. Investments in the Core Portfolio are typically held long-term. Given the contemplated finite life of the Opportunity Funds, these investments are typically held for shorter terms. Fees earned by the Company as the general partner/managing member of the Opportunity Funds are eliminated in the Company's consolidated financial statements. The following tables set forth certain segment information for the Company, reclassified for discontinued operations, as of and for the three months ended March 31, 2013 and 2012 and does not include unconsolidated affiliates:

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

12.	SEGMENT REPORTING (continued)

Three Months Ended March 31, 2013
(dollars in thousands)	Core Portfolio	Opportunity Funds	Notes Receivable	Total
Revenues	$26,877	$17,525	$2,869	$47,271
Property operating expenses, other operating and real estate taxes	7,163	5,182	—	12,345
General and administrative	5,481	145	—	5,626
Income before depreciation and amortization and interest and other finance expense	$14,233	$12,198	$2,869	$29,300
Depreciation and amortization	$6,636	$3,992	$—	$10,628
Interest and other finance expense	$6,149	$4,160	$—	$10,309
Real estate at cost	$979,553	$787,623	$—	$1,767,176
Total assets	$1,075,253	$1,115,249	$105,367	$2,295,869
Expenditures for redevelopment and improvements	$456	$17,485	$—	$17,941
Acquisition of real estate	$86,600	$—	$—	$86,600

Reconciliation to net income and net income attributable to Common Shareholders
Income before depreciation and amortization and interest and other finance expense				$29,300
Other interest income				29
Depreciation and amortization				(10,628)
Equity in earnings of unconsolidated affiliates				2,250
Interest and other finance expense				(10,309)
Income tax benefit				140
Income from discontinued operations				397
Net income				11,179
Net income attributable to noncontrolling interests				(1,556)
Net income attributable to Common Shareholders				$9,623

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

12.	SEGMENT REPORTING (continued)

Three Months Ended March 31, 2012
(dollars in thousands)	Core Portfolio	Opportunity Funds	Notes Receivable	Total
Revenues	$15,708	$12,150	$2,055	$29,913
Property operating expenses, other operating and real estate taxes	4,532	5,064	—	9,596
General and administrative	5,651	274	—	5,925
Income before depreciation and amortization and interest and other finance expense	$5,525	$6,812	$2,055	$14,392
Depreciation and amortization	$3,742	$3,404	$—	$7,146
Interest and other finance expense	$3,358	$3,202	$—	$6,560
Real estate at cost	$548,075	$642,529	$—	$1,190,604
Total assets	$661,545	$633,708	$77,180	$1,372,433
Expenditures for redevelopment and improvements	$7,204	$12,877	$—	$20,081
Acquisition of real estate	$16,189	$32,500	$—	$48,689

Reconciliation to net income and net income attributable to Common Shareholders
Net property income before depreciation and amortization and interest and other finance expense				$14,392
Other interest income				54
Depreciation and amortization				(7,146)
Equity in losses of unconsolidated affiliates				(56)
Interest and other finance expense				(6,560)
Income tax provision				(188)
Income from discontinued operations				2,327
Net income				2,823
Net loss attributable to noncontrolling interests				1,187
Net income attributable to Common Shareholders				$4,010

13.	LONG-TERM INCENTIVE COMPENSATION

On February 22, 2013, the Company issued a total of 284,447 LTIP Units and 590 Restricted Share Units to officers of the Company and 11,532 Restricted Share Units to other employees of the Company pursuant to its Amended and Restated 2006 Share Incentive Plan (the "Share Incentive Plan"). Vesting with respect to these awards is generally recognized ratably over the five annual anniversaries following the issuance date. Vesting with respect to 16% of the awards issued to officers is also generally subject to achieving certain Company performance measures. Unvested LTIP Units provide for non-forfeitable rights to dividend equivalent payments (Note 2).

These awards were measured at their fair value as if they were vested on the grant date. Fair value was established as the market price of the Company's Common Shares as of the close of trading on the day preceding the grant date. The total value of the above Restricted Share Units and LTIP Units as of the grant date was $7.9 million. Compensation expense of $0.4 million has been recognized in the accompanying statement of income related to these awards for the three months ended March 31, 2013.

Total long-term incentive compensation expense, including the expense related to the above-mentioned plans, was $1.3 million and $0.9 million for the three months ended March 31, 2013 and 2012, respectively.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

13.	LONG-TERM INCENTIVE COMPENSATION (continued)

In 2009, the Company adopted the Long Term Investment Alignment Program (the "Program") pursuant to which the Company may award units primarily to senior executives which would entitle them to receive up to 25% of any future Fund III Promote when and if such Promote is ultimately realized. During the quarter, the Company awarded the remaining 19% of the available units under the Program. These units, along with those previously awarded, were determined to have no value at issuance or as of March 31, 2013. In accordance with ASC Topic 718, "Compensation - Stock Compensation," compensation relating to these awards will be recorded based on the change in the estimated fair value at each reporting period.

14.    SUBSEQUENT EVENTS

During April 2013, the Company closed on a $8.6 million loan collateralized by a property. The new loan bears interest at LIBOR plus 175 basis points and matures on April 3, 2023.

During May 2013, the Company closed on the sale of its self-storage facility located in Pelham, NY for $11.9 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is based on our consolidated financial statements as of March 31, 2013 and 2012 and for each of the three months then ended. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto ("Notes to Consolidated Financial Statements").

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results performance or achievements expressed or implied by such forward-looking statements. Such factors are set forth under the heading "Item 1A. Risk Factors" in our Form 10-K for the year ended December 31, 2012 (our "2012 Form 10-K") and include, among others, the following: general economic and business conditions, including the current post-recessionary period, which will, among other things, affect demand for rental space, the availability and creditworthiness of prospective tenants, lease rents and the availability of financing; adverse changes in our real estate markets, including, among other things, competition with other companies; risks of real estate development, acquisition and investment; risks related to our use of leverage; demands placed on our resources due to the growth of our business; risks related to operating through a partnership structure; our limited control over joint venture investments; the risk of loss of key members of management; uninsured losses; REIT distribution requirements and ownership limitations; concentration of ownership by certain institutional investors; governmental actions and initiatives; and environmental/safety requirements. Except as required by law, we do not undertake any obligation to update or revise any forward-looking statements contained in this Form 10-Q.

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

As of March 31, 2013, we operated 104 properties, which we own or have an ownership interest in, within our Core Portfolio or within our Opportunity Funds. These properties primarily consist of urban/street retail, dense suburban neighborhood and community shopping centers and mixed-use properties with a strong retail component. The properties we operate are located primarily along the East Coast and in Chicago.

•	Core Portfolio

◦
Our Core Portfolio consists of those properties either 100% owned, or partially owned through joint venture interests, by the Operating Partnership, or subsidiaries thereof, not including those properties owned through our Opportunity Funds. There are 73 properties in our Core Portfolio totaling 5.3 million square feet. As of March 31, 2013, the Core Portfolio physical occupancy was 93.6%; leased occupancy was 94.0% including executed leases.

•	Opportunity Funds

◦	Fund I has three properties totaling 0.1 million square feet.

◦	Fund II has six properties totaling 0.8 million square feet, four of which are currently operating, one of which is under construction, and one of which is in the design phase.

◦	Fund III has 17 properties totaling 1.7 million square feet, 12 of which are currently operating and five of which are in the design phase.

◦	Fund IV has five properties totaling 0.1 million square feet, four of which are operating and one of which is in the design phase.

The majority of our operating income is derived from rental revenues from properties, including recoveries from tenants, offset by operating and overhead expenses. As our RCP Venture invests in operating companies, we consider these investments to be private-equity style, as opposed to solely real estate, investments. Since these are not generally traditional investments in operating rental real estate but investments in operating businesses, the Operating Partnership principally invests in these through a taxable REIT subsidiary ("TRS").

CRITICAL ACCOUNTING POLICIES

Management's discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no material changes to the items that we disclosed as our critical accounting policies under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in our 2012 Form 10-K.

RESULTS OF OPERATIONS
A discussion of the significant variances and primary factors contributing thereto within the results of operations are addressed below. Where there were no significant variances from period to period, the information in the following tables is presented without further discussion:

Comparison of the three months ended March 31, 2013 ("2013") to the three months ended March 31, 2012 ("2012")

Revenues	2013			2012
(dollars in millions)	Core Portfolio	Opportunity Funds	Notes Receivable	Core Portfolio	Opportunity Funds	Notes Receivable
Rental income	$21.1	$12.0	$—	$12.6	$9.3	$—
Interest income	—	—	2.9	—	—	2.1
Expense reimbursements	5.1	2.9	—	2.7	2.7	—
Other	0.7	2.7	—	0.4	0.1	—
Total revenues	$26.9	$17.6	$2.9	$15.7	$12.1	$2.1

Rental income in the Core Portfolio increased $8.5 million primarily as a result of additional rents of (i) $3.9 million following our acquisitions of 330 River Street, 340 River Street, 28 Jericho Turnpike, a portfolio of Chicago street retail properties, 930 Rush Street, 83 Spring Street and Rhode Island Place ("2012 Core Acquisitions"), (ii) $4.2 million following the consolidation of our Brandywine investment formerly presented under the equity method ("Brandywine") and (iii) $0.5 million as a result of re-anchoring and leasing activities at Bloomfield Town Square and Branch Plaza ("Core Re-anchorings"). Rental income in the Opportunity Funds increased $2.7 million primarily as a result of additional rents of (i) $1.2 million following our acquisitions of 640 Broadway, Lincoln Park Centre and New Hyde Park Shopping Center ("2012 Fund Acquisitions") and (ii) $1.1 million from leases that commenced during 2012 at Fordham Place and 161st Street ("Fund Leasing").

The increase in interest income was primarily due to the origination of two notes during December 2012 partially offset by the repayment of two other notes during 2012.

Expense Reimbursements in the Core Portfolio increased $2.4 million primarily as a result of $0.7 million from the 2012 Core Acquisitions, $0.9 million from Brandywine as well as an increase in snow related expense reimbursements.

Other income in the Opportunity Funds increased by $2.6 million primarily as a result of the collection of a note receivable originated in 2010, which had been written off prior to 2013.

Operating Expenses	2013			2012
(dollars in millions)	Core Portfolio	Opportunity Funds	Notes Receivable	Core Portfolio	Opportunity Funds	Notes Receivable
Property operating	$3.2	$2.5	$—	$1.8	$2.6	$—
Other operating	0.7	0.8	—	0.5	0.6	—
Real estate taxes	3.3	1.9	—	2.3	1.9	—
General and administrative	5.5	0.1	—	5.6	0.3	—
Depreciation and amortization	6.4	4.2	—	3.7	3.4	—
Total operating expenses	$19.1	$9.5	$—	$13.9	$8.8	$—

Property operating expense in the Core Portfolio increased $1.4 million primarily due to $0.7 million from Brandywine and snow related expenses.

Real estate taxes in the Core Portfolio increased $1.0 million primarily as a result of $0.3 million from the 2012 Core Acquisitions and $0.7 million from Brandywine.

Depreciation and amortization in the Core Portfolio increased $2.7 million primarily as a result of $1.3 million from the 2012 Core Acquisitions, $0.9 million from Brandywine and $0.3 million from the Core Re-anchorings.

Other	2013			2012
(dollars in millions)	Core Portfolio	Opportunity Funds	Notes Receivable	Core Portfolio	Opportunity Funds	Notes Receivable
Equity in earnings (losses) of unconsolidated affiliates	$—	$2.3	$—	$0.2	$(0.3)	$—
Other interest income	—	—	—	0.1	—	—
Interest and other finance expense	(6.1)	(4.2)	—	(3.4)	(3.2)	—
Income tax benefit (provision)	0.1	—	—	(0.6)	0.4	—
Income from discontinued operations	—	0.4	—	—	2.3	—
Net (income) loss attributable to noncontrolling interests -
- Continuing operations	(0.6)	(0.6)	—	—	3.0	—
- Discontinued operations	—	(0.3)	—	—	(1.8)	—

Equity in earnings (losses) of unconsolidated affiliates in the Opportunity Funds increased primarily as a result of $0.8 million from additional lease up activity at Lincoln Road and Parkway Crossing as well as $1.0 million of additional income following our acquisitions of Arundel Plaza, 1701 Belmont Avenue and Fund IV's Lincoln Road ("2012 Fund Unconsolidated Acquisitions").

Interest expense in the Core Portfolio increased $2.7 million primarily due to Brandywine. Interest expense in the Opportunity Funds increased $1.0 million in 2013, which was primarily the result of an increase of $0.7 million due to higher average outstanding borrowings and a $0.5 million increase related to higher average interest rates in 2013.

Income from discontinued operations represents activity related to properties held for sale in 2013 and properties sold during 2012. See Note 4 in the Notes to Consolidated Financial Statements for a discussion of our 2012 dispositions.

Net loss (income) attributable to noncontrolling interests - Continuing operations and Discontinued operations primarily represents the noncontrolling interests' share of all the Opportunity Funds variances discussed above.

CORE PORTFOLIO PERFORMANCE

The following discussion of net property operating income ("NOI"), same-store NOI and rent spreads on new and renewal leases includes both consolidated and our pro-rata share of unconsolidated properties within our Core Portfolio. In contrast, our Opportunity Funds invest primarily in properties that typically require significant leasing and redevelopment. Given that our Opportunity Funds are finite-life investment vehicles, these assets are typically sold following stabilization. Accordingly, we believe these measures are not meaningful for our Opportunity Fund investments.

NOI represents property-related revenues less property expenses. We consider NOI, same-store NOI and rent spreads on new and renewal leases for our Core Portfolio to be appropriate supplemental disclosures of portfolio operating performance due to their widespread acceptance and use within the REIT investor and analyst communities. NOI, same-store NOI and rent spreads on new and renewal leases are presented to assist investors in analyzing our property performance, however, our method of calculating these may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs.

NOI for our Core Portfolio is determined as follows:

Reconciliation of Consolidated Operating Income to NOI - Core Portfolio
(dollars in millions)	Three Months Ended March 31,
	2013	2012
Consolidated Operating Income	$18.7	$7.2
Add back:
General and administrative	5.6	5.9
Depreciation and amortization	10.6	7.2
Less:
Management fee income	—	(0.4)
Interest income	(2.9)	(2.0)
Straight-line rent and other adjustments	(0.7)	0.4
Consolidated NOI	31.3	18.3
Noncontrolling interest in consolidated NOI	(13.0)	(6.5)
Pro-rata share of consolidated NOI	18.3	11.8
Less: Operating Partnership's interest in Opportunity Fund NOI included above	(2.4)	(1.5)
Add: Operating Partnership's share of unconsolidated joint ventures NOI [1]	0.7	1.7
Core Portfolio NOI	$16.6	$12.0

Note:

(1) Does not include the Operating Partnership's share of NOI from unconsolidated joint ventures within the Opportunity Funds

Same-store NOI includes properties that we owned for both the current and prior periods presented, but excludes those properties which we acquired, redeveloped or classified as discontinued operations during these periods. We define a redevelopment property as an asset that is being repositioned in its market or undergoing significant renovation. Redevelopment activities involve taking a substantial portion of leasable space temporarily out of service and typically include structural work, demising of existing space and/or facade renovation. The following table summarizes same-store NOI for our Core Portfolio for the three months ended March 31, 2013 and 2012:

Reconciliation of Core Portfolio NOI to Same-Store NOI

	Three Months Ended March 31,
(dollars in millions)	2013	2012
Core Portfolio NOI - Continuing Operations	$16.6	$12.0
Less properties excluded from Same-Store NOI	(4.5)	(1.1)
Same-Store NOI	$12.1	$10.9

Percent change from historic period	10.9%

Components of Same-Store NOI
Same-Store Revenues	$16.7	$15.0
Same-Store Operating Expenses	4.6	4.1
Same-Store NOI	$12.1	$10.9

Of the total 10.9% increase in same-store NOI, 5.3% was the result of re-anchoring activities at two properties completed subsequent to March 31, 2012. The remaining increase was primarily attributable to an increase in rental revenues between periods.

Following is a summary of the net change in base rent as compared to that of the former leases on new and renewal leases ("Rent Spreads") executed within our Core Portfolio during the three months ended March 31, 2013:

Rent Spreads on New and Renewal Leases - Core Portfolio
	Three Months Ended
	March 31, 2013
Core Portfolio New and Renewal Leases	Cash Basis	Straight-Line Basis (GAAP)
Number of new and renewal leases executed	16	16
Gross leasable area	87,169	87,169
New base rent (2)	$26.22	$29.98
Expiring base rent (2)	$24.63	$24.31
Percent growth in base rent	6.4%	23.3%
Average cost per square foot (1)	$5.42	$5.42
Weighted average lease term (years)	5.2	5.2
Notes:
(1) The average cost per square foot includes tenant improvement costs, leasing commissions and tenant allowances.
(2) Includes contractual rental escalations, abated rent and lease incentives.

FUNDS FROM OPERATIONS

Consistent with the National Association of Real Estate Investment Trusts ("NAREIT") definition, we define funds from operations ("FFO") as net income attributable to common shareholders (computed in accordance with GAAP), excluding gains (or losses) from sales of depreciated property, plus depreciation and amortization, impairment of depreciable assets and after adjustments for unconsolidated partnerships and joint ventures.

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

The reconciliation of net income to FFO for the three months ended March 31, 2013 and 2012 is as follows:

	Three Months Ended
	March 31,
(amounts in millions, except per share amounts)	2013	2012
Funds From Operations
Net income attributable to Common Shareholders	$9.6	$4.0
Depreciation of real estate and amortization of leasing costs (net of noncontrolling interests’ share)
Consolidated affiliates	6.9	4.8
Unconsolidated affiliates	0.2	0.4
Income attributable to noncontrolling interests’ in Operating Partnership	0.1	0.1
Funds from operations	$16.8	$9.3
Funds From Operations per Share - Diluted
Weighted average number of Common Shares and OP Units	54.5	43.8
Diluted funds from operations, per share	$0.31	$0.21

USES OF LIQUIDITY

Our principal uses of liquidity are:

•	Core Portfolio acquisitions, redevelopment and re-tenanting activities;

•	Investments in notes receivable and other real estate related investments;

•	Investments through our Opportunity Funds, which include the funding of our share of committed capital;

•	Distributions to our Common Shareholders, OP and LTIP Unit holders, and noncontrolling interests; and

•	Payment of principal and interest on our mortgage loans and credit facilities.

Investments

Core Portfolio

During the first quarter 2013, we acquired one property for $86.6 million. See Note 4 to the Notes to Consolidated Financial Statements for a discussion of this investment.

In addition to this acquisition, we are currently under contract to purchase a property for a purchase price of $22.5 million. This potential transaction is still under due diligence review by us. Furthermore, the closing of this transaction is subject to customary closing conditions. As such, no assurance can be given that we will successfully complete this transaction.

During 2011, we initiated the key re-anchoring of three properties. During 2012 we completed two of these projects. Leases for prospective tenants at the third project, the Crossroads Shopping Center, are in various stages of negotiation. Costs associated with re-tenanting activity at this center are expected to range between $8.0 million and $11.0 million.

Notes Receivable

We made no investments in notes receivable during the three months ended March 31, 2013. See Note 6 to the Notes to Consolidated Financial Statements for an overview of our notes receivable.

Opportunity Funds

During February 2013, Fund III entered into a joint venture agreement with an unaffiliated partner to acquire a 99% controlling interest in Nostrand Place. The consideration paid by us was the contribution of the unliquidated balance of our note receivable collateralized by Nostrand Place and required no cash contribution as further described in Note 4 to the Notes to Consolidated Financial Statements.

As part of our Opportunity Fund strategy, we invest in real estate assets that require significant redevelopment. As of March 31, 2013, we had eight redevelopment projects, one of which is under construction and seven are in the design phase as follows:

(dollars in millions)
Property	Owner	Costs to date	Anticipated additional costs (1)	Status	Square feet upon completion	Anticipated completion dates
City Point	Fund II	$166.0	$84.0 - $174.0	Under construction	675,000	2015
Sherman Plaza	Fund II	34.8	TBD	In design	TBD	TBD
Sheepshead Bay	Fund III	22.9	TBD	In design	TBD	TBD
723 N. Lincoln Lane	Fund III	6.6	TBD	In design	TBD	TBD
Cortlandt Crossing	Fund III	11.4	35.6 - 44.6	In design	150,000 - 170,000	2016
3104 M Street NW	Fund III	3.0	4.0 - 5.5	In design	10,000	2014
Broad Hollow Commons	Fund III	11.1	38.9 - 48.9	In design	180,000 - 200,000	2016
210 Bowery	Fund IV	7.5	4.0 - 4.5	In design	10,000	2015
Total		$263.3

Notes:

TBD - To be determined

(1) Anticipated additional costs are estimated ranges for completing the projects and include costs for tenant improvements and leasing commissions.

Distributions

In order to qualify as a REIT for Federal income tax purposes, we must currently distribute at least 90% of our taxable income to our shareholders. For the three months ended March 31, 2013, we paid dividends and distributions on our Common Shares, Common OP Units and LTIP Unit holders totaling $9.7 million, which were funded from the Operating Partnership's share of operating cash flow.

In addition, distributions of $2.0 million of operating cash flow were made to noncontrolling interests in Fund III during the first quarter.

Share Repurchase

We have an existing share repurchase program that authorizes management, at its discretion, to repurchase up to $20.0 million of our outstanding Common Shares. The program may be discontinued or extended at any time and there is no assurance that we will purchase the full amount authorized. Under this program we have repurchased 2.1 million Common Shares, none of which were repurchased after December 2001. As of March 31, 2013, management may cause us to repurchase up to approximately $7.5 million of our outstanding Common Shares under this program.

SOURCES OF LIQUIDITY

Our principal sources of liquidity are:

•	The issuance of public equity, OP Units or debt instruments;

•	Cash on hand of $81.8 million as of March 31, 2013 and cash flows from operating activities;

•	Unfunded capital commitments from noncontrolling interests;

•	Future sales of existing properties; and

•	Debt financings

Issuance of Equity

During April 2012, we filed a shelf registration on Form S-3 providing for offerings of up to a total of $500.0 million of Common Shares, Preferred Shares, debt securities and other securities. We have remaining capacity under this registration statement to issue up to approximately $81.3 million of these securities.

During August 2012, we established an at-the-market ("ATM") equity program with an aggregate offering amount of up to $125.0 million of gross proceeds from the sale of Common Shares. We completed this program during April 2013, and initiated a new ATM with an aggregate offering amount of up to $150.0 million of gross proceeds. From January 1, 2013 through March 31, 2013, we issued 2.0 million Common Shares, which generated gross proceeds of $53.7 million and net proceeds of $52.9 million under these programs. Subsequent to March 31, 2013, we issued an additional 0.5 million Common Shares, which generated gross proceeds of $15.4 million and net proceeds of $15.2 million under these programs.

Opportunity Fund Capital

During the first three months of 2013, there were no capital contributions received from noncontrolling interests in our Opportunity Funds. As of March 31, 2013, unfunded capital commitments from noncontrolling interests in our Opportunity Funds totaled $473.2 million. See Note 1 in the Notes to Consolidated Financial Statements for additional information related to our Opportunity Fund capital activity.

Asset Sales

During the first three months of 2013, there were no asset sales. During May 2013, we closed on the sale of our self-storage facility located in Pelham, NY for $11.9 million, which generated net proceeds of $5.2 million after the repayment of $6.7 million of debt.

Debt Financings

During the three months ended March 31, 2013, we received loan proceeds of $55.3 million, net of repayments on loans that were refinanced, on five debt financings. In addition, we received $160.0 million of loan proceeds which have been deposited in a restricted cash account available to fund future project construction activities. See Note 8 in the Notes to Consolidated Financial Statements for additional information on the transactions related to mortgage loans, bond financing and credit facilities completed during the three months ended March 31, 2013.

As of March 31, 2013, mortgages, convertible notes and other notes payable aggregated $1,101.2 million, net of unamortized premium of $1.1 million, and the mortgages were collateralized by 36 properties and related tenant leases. Interest rates on our outstanding mortgage indebtedness convertible notes and other notes payable ranged from 1.60% to 7.25% with maturities that ranged from December 2013 to January 2023. Taking into consideration $148.6 million of notional principal under variable to fixed-rate swap agreements currently in effect, $776.2 million of the mortgages, convertible notes and other notes payable, or 70.5%, was fixed at a 5.16% weighted average interest rate and $325.0 million, or 29.5% was floating at a 2.69% weighted average interest rate as of March 31, 2013. There is $58.4 million of debt maturing in 2013 at a weighted average interest rate of 4.00%. Of this amount, $5.9 million represents scheduled annual amortization. As it relates to the remaining maturities in 2013, we may not have sufficient cash on hand to repay such indebtedness, and, therefore, we expect to refinance at least a portion of this indebtedness or select other alternatives based on market conditions as these loans mature.

The following table sets forth certain information pertaining to our secured and unsecured credit facilities:

(dollars in millions) Borrower	Total amount of credit facility	Amount borrowed as of December 31, 2012	Net borrowings (repayments) during the three months ended March 31, 2013	Amount borrowed as of March 31, 2013	Letters of credit outstanding as of March 31, 2013	Amount available under credit facilities as of March 31, 2013
Acadia Realty, LP (1)	$150.0	$—	$—	$—	$12.5	$137.5
Fund IV (2)	150.0	93.1	—	93.1	—	56.9
Total	$300.0	$93.1	$—	$93.1	$12.5	$194.4

Notes:

(1) This is an unsecured revolving credit facility.
(2) The Fund IV revolving subscription line of credit is secured by unfunded investor capital commitments.

The following table summarizes our mortgage and other indebtedness as of March 31, 2013 and December 31, 2012:

(dollars in millions)
Description of Debt and Collateral	3/31/13	12/31/12	Interest Rate at 3/31/13	Maturity	Payment Terms
Mortgage notes payable – variable-rate
161st Street	$—	$28.9	6.20% (LIBOR+6.00%)	4/1/2013	Interest only monthly
Pelham Manor	33.8	33.8	2.95% (LIBOR+2.75%)	12/1/2013	Monthly principal and interest
Branch Shopping Plaza	12.5	12.6	2.45% (LIBOR+2.25%)	9/30/2014	Monthly principal and interest
640 Broadway	22.8	22.8	3.15% (LIBOR+2.95%)	7/1/2015	Interest only monthly until 7/14; monthly principal and interest thereafter
Heritage Shops	21.0	21.0	2.45% (LIBOR+2.25%)	8/10/2015	Interest only monthly until 9/13; monthly principal and interest thereafter
City Point	20.7	20.7	3.20% (LIBOR+3.00%)	8/12/2015	Interest only monthly
City Point	20.0	—	5.20% (LIBOR+5.00%)	8/23/2015	Interest only monthly
Fordham Place	80.6	82.2	3.20% (LIBOR+3.00%)	9/25/2015	Monthly principal and interest
Cortlandt Towne Center	73.3	73.5	2.10% (LIBOR+1.90%)	10/26/2015	Interest only monthly
New Hyde Park Shopping Center	6.4	6.5	2.45% (LIBOR+2.25%)	11/10/2015	Monthly principal and interest
Nostrand Avenue	12.9	—	2.85% (LIBOR+2.65%)	2/15/2016	Monthly principal and interest
161st Street	29.5	—	2.70% (LIBOR+2.50%)	4/1/2018	Interest only monthly
Village Commons Shopping Center	9.1	9.2	1.60% (LIBOR+1.40%)	6/30/2018	Monthly principal and interest
West Diversey	15.2	15.3	2.10% (LIBOR+1.90%)	4/27/2019	Monthly principal and interest
4401 White Plains Rd	6.3	6.4	2.10% (LIBOR+1.90%)	8/1/2022	Monthly principal and interest
28 Jericho Turnpike	16.4	—	2.10% (LIBOR+1.90%)	1/23/2023	Monthly principal and interest
Sub-total mortgage notes payable	380.5	332.9
Secured credit facilities - variable rate:
Fund IV revolving subscription line of credit	93.1	93.1	1.85% (LIBOR+1.65%)	11/20/2015	Interest only monthly
Sub-total secured credit facilities	93.1	93.1
Interest rate swaps (1)	(148.6)	(132.8)
Total variable-rate debt	325.0	293.2

(dollars in millions)
Description of Debt and Collateral	3/31/13	12/31/12	Interest Rate at 3/31/13	Maturity	Payment Terms
Mortgage notes payable – fixed-rate
Lincoln Park Centre	$19.4	$19.5	5.85%	12/1/2013	Monthly principal and interest
Clark Diversey	4.3	4.3	6.35%	7/1/2014	Monthly principal and interest
New Loudon Center	13.6	13.6	5.64%	9/6/2014	Monthly principal and interest
City Point	20.0	20.0	7.25%	11/1/2014	Interest only quarterly
Crescent Plaza	17.0	17.0	4.98%	9/6/2015	Monthly principal and interest
Pacesetter Park Shopping Center	11.7	11.7	5.12%	11/6/2015	Monthly principal and interest
Elmwood Park Shopping Center	33.1	33.3	5.53%	1/1/2016	Monthly principal and interest
Chicago Portfolio	14.2	14.3	5.62%	2/1/2016	Monthly principal and interest
Chicago Portfolio	1.5	1.5	5.55%	2/1/2016	Monthly principal and interest
The Gateway Shopping Center	20.0	20.0	5.44%	3/1/2016	Monthly principal and interest
340 River Street	6.9	6.9	6.26%	5/1/2016	Monthly principal and interest
330 River Street	4.2	4.2	3.68%	5/1/2016	Monthly principal and interest
Brandywine	166.2	—	5.99%	7/1/2016	Interest only monthly
Walnut Hill Plaza	23.1	23.2	6.06%	10/1/2016	Monthly principal and interest
Brentwood Shopping Center	16.3	16.4	6.35%	12/1/2016	Monthly principal and interest
239 Greenwich Avenue	26.0	26.0	5.42%	2/11/2017	Interest only monthly
639 W Diversey	4.4	4.4	6.65%	3/1/2017	Monthly principal and interest
Merrillville Plaza	26.1	26.2	5.88%	8/1/2017	Monthly principal and interest
216th Street	25.5	25.5	5.80%	10/1/2017	Interest only monthly
City Point	5.2	5.2	1.00%	8/23/2019	Interest only monthly
City Point	160.0	—	4.75%	2019	Interest only monthly
A&P Shopping Plaza	8.0	7.9	4.20%	9/6/2022	Monthly principal and interest
Interest rate swaps (1)	148.6	132.8	4.57%
Total fixed-rate debt	775.3	433.9
Unamortized premium	1.1	(0.1)
Total	$1,101.4	$727.0

Note:

(1) Represents the amount of our variable-rate debt that has been fixed through certain cash flow hedge transactions. See Note 7 to the Notes to Consolidated Financial Statements for a discussion of these transactions.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

At March 31, 2013, maturities on our mortgages, convertible notes and other notes payable ranged from December 2013 to January 2023. In addition, we have non-cancelable ground leases at eight of our shopping centers. We also lease space for our corporate headquarters for a term expiring in 2015. The following table summarizes our debt maturities, obligations under non-cancelable operating leases and construction contracts as of March 31, 2013:

(dollars in millions)	Payments due by period
Contractual obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Future debt maturities	$1,101.2	$60.3	$498.7	$298.7	$243.5
Interest obligations on debt	180.2	49.5	85.9	34.9	9.9
Operating lease obligations	103.2	4.2	7.3	8.9	82.8
Construction commitments	96.9	96.9	—	—	—
Total	$1,481.5	$210.9	$591.9	$342.5	$336.2

OFF BALANCE SHEET ARRANGEMENTS

We have investments in the following joint ventures for the purpose of investing in operating properties. We account for these investments using the equity method of accounting. As such, our financial statements reflect our investment in, and our share of income and loss from but not the individual assets and liabilities of these joint ventures.

See Note 5 to the Notes to Consolidated Financial Statements for a discussion of our unconsolidated investments. Our pro-rata share of debt related to these unconsolidated investments is as follows:

(dollars in millions)	Operating Partnership
Investment	Pro-rata share of mortgage debt	Interest rate at March 31, 2013	Maturity Date
Lincoln Road (Fund III)	$3.7	6.14%	August 2014
Crossroads	29.0	5.37%	December 2014
Parkway Crossing	2.4	2.40%	January 2015
Arundel Plaza	1.6	5.60%	April 2015
White City Shopping Center	6.5	2.80%	December 2017
Georgetown Portfolio	9.2	4.72%	December 2027
Total	$52.4

In addition, we have arranged for the provision of two separate letters of credit in connection with certain leases and investments. As of March 31, 2013, there was no outstanding balance under the letters of credit. If the letters of credit were fully drawn, the maximum amount of our exposure would be $12.5 million.

In addition to our derivative financial instruments, one of our unconsolidated affiliates is a party to two separate interest rate LIBOR swaps with a notional value of $29.0 million, which effectively fix the interest rate at 5.54% and expire in December 2017. Our pro-rata share of the fair value of such affiliates' derivative liabilities totaled $0.5 million at March 31, 2013.

HISTORICAL CASH FLOW

The following table compares the historical cash flow for the three months ended March 31, 2013 ("2013") with the cash flow for the three months ended March 31, 2012 ("2012"):

	Three Months Ended March 31,
(dollars in millions)	2013	2012	Change
Net cash provided by operating activities	$4.2	$11.9	$(7.7)
Net cash used in investing activities	(98.9)	(87.3)	(11.6)
Net cash provided by financing activities	84.7	35.3	49.4
Total	$(10.0)	$(40.1)	$30.1

A discussion of the significant changes in cash flow for 2013 compared to 2012 is as follows:

Operating Activities

The decrease of $7.7 million in net cash provided by operating activities primarily resulted from the following:

Items which contributed to a decrease in cash from operating activities:

•	Additional cash of $17.2 million used to fund prepaid ground rent for Fund II's City Point project during 2013

Items which contributed to an increase in cash from operating activities:

•	Additional net operating income from Core and Fund Property Acquisitions and Redevelopment Properties

Investing Activities

The increase of $11.6 million in net cash used in investing activities primarily resulted from the following:

Items which contributed to an increase in cash used in investing activities:

•	An increase of $37.9 million used in 2013 for the acquisition of real estate

Items which contributed to a decrease in cash used in investing activities:

•	A decrease of $11.6 million related to advances of notes receivable, net of collections during 2013

Financing Activities

The $49.4 million increase in net cash provided by financing activities resulted primarily from the following:

Items which contributed to an increase in cash from financing activities:

•	An additional $54.5 million in mortgage debt proceeds, net of principal payments and funding of a restricted cash account during 2013

•	An additional $43.8 million of net proceeds from the issuance of Common Shares, net of costs during 2013

Items which contributed to a decrease in cash from financing activities:

•	A decrease of $38.6 million in contributions from noncontrolling interests during 2013

•	An increase of $9.4 million in deferred financing costs related to new financings during 2013

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Our primary market risk exposure is to changes in interest rates related to our mortgage, convertible notes and other debt. See the discussion under Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations for certain quantitative details related to our mortgage, convertible notes and other debt.

Currently, we manage our exposure to fluctuations in interest rates primarily through the use of fixed-rate debt and interest rate swap and cap agreements. As of March 31, 2013, we had total mortgage debt, convertible notes and other notes payable of $1,101.2 million, of which $776.2 million or 70.5% was fixed-rate, inclusive of interest rate swaps, and $325.0 million or 29.5% was variable-rate based upon LIBOR plus certain spreads. As of March 31, 2013, we were a party to eight interest rate swap transactions and five interest rate caps to hedge our exposure to changes in interest rates with respect to $148.6 million and $182.9 million of LIBOR-based variable-rate debt, respectively. We were also a party to two forward interest rate swap transactions with respect to $25.0 million of LIBOR-based variable-rate debt.

Of our total consolidated outstanding debt, $58.4 million and $57.1 million will become due in 2013 and 2014, respectively. As we intend on refinancing some or all of such debt at the then-existing market interest rates, which may be greater than the current interest rate, our interest expense would increase by approximately $1.2 million annually if the interest rate on the refinanced debt increased by 100 basis points. After giving effect to noncontrolling interests, our share of this increase would be $0.5 million.

Interest expense on our consolidated variable-rate debt, net of variable to fixed-rate swap agreements currently in effect, as of March 31, 2013 would increase by $3.3 million annually if LIBOR increased by 100 basis points. After giving effect to noncontrolling interests, our share of this increase would be $0.8 million. We may seek additional variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, we would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.

Item 4.    Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. In accordance with paragraph (b) of Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective.

(b) Internal Control over Financial Reporting. There has not been any change in our internal control over financial reporting during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.    Other Information

Item 1.    Legal Proceedings.

During the first quarter 2013, the Company and certain affiliates, together with Michael Bloomberg, as mayor of the City of New York, certain public corporations and others were named in an Article 78 Proceeding (the “Proceeding”) brought by certain construction unions, Families United For Racial and Economic Equality and others in the Supreme Court of New York regarding the Company's City Point project. The Proceeding seeks an injunction to halt construction and financing activities until certain alleged environmental requirements are satisfied. The Company believes that the Proceeding is without merit.

Item 1A. Risk Factors.

The most significant risk factors applicable to us are described in Item 1A. of our 2012 Form 10-K. There have been no material changes to those previously-disclosed risk factors.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.    Defaults Upon Senior Securities.

None

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

None

Item 6.    Exhibits.

The information under the heading "Exhibit Index" below is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACADIA REALTY TRUST

May 9, 2013	/s/ Kenneth F. Bernstein Kenneth F. Bernstein President and Chief Executive Officer (Principal Executive Officer)

May 9, 2013	/s/ Jonathan W. Grisham Jonathan W. Grisham Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Description
3.1	Declaration of Trust of the Company (incorporated by reference to the copy thereof filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K filed for the fiscal year ended December 31, 2012.)
3.2
First Amendment to Declaration of Trust of the Company (incorporated by reference to the copy thereof filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K filed for the fiscal year ended December 31, 2012.)

3.3
Second Amendment to Declaration of Trust of the Company (incorporated by reference to the copy thereof filed as Exhibit 3.3 to the Company's Annual Report on Form 10-K filed for the fiscal year ended December 31, 2012.)

3.4
Third Amendment to Declaration of Trust of the Company (incorporated by reference to the copy thereof filed as Exhibit 3.4 to the Company's Annual Report on Form 10-K filed for the fiscal year ended December 31, 2012.)

3.5
Fourth Amendment to Declaration of Trust (incorporated by reference to the copy thereof filed as Exhibit 3.1 (a) to the Company's Quarterly Report on Form 10-Q filed for the quarter ended September 30, 1998.)

3.6	Fifth Amendment to Declaration of Trust (incorporated by reference to the copy thereof filed as Exhibit 3.4 to the Company's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2009.)
3.7
Amended and Restated By-Laws of the Company (incorporated by reference to the copy thereof filed as Exhibit 3.3 to the Company's Annual Report on Form 10-K filed for the fiscal year ended December 31, 2005.)

3.8
First Amendment to the Amended and Restated By-Laws of the Company (incorporated by reference to the copy thereof filed as Exhibit 3.5 to the Company's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2009.)

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
99.1
Certificate of Designation of Series A Preferred Operating Partnership Units of Limited Partnership Interest of Acadia Realty Limited Partnership (incorporated by reference to the copy thereof filed as Exhibit 99.5 to the Company's Quarterly Report on Form 10-Q filed for the quarter ended June 30, 1997.)

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