Form 10-Q
period 2013-06-30
ACADIA REALTY TRUST
filed 2013-08-07
CIK 899629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or
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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒
As of August 7, 2013 there were 55,448,856 common shares of beneficial interest, par value $.001 per share, outstanding.

ACADIA REALTY TRUST AND SUBSIDIARIES

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements.

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(dollars in thousands)	June 30, 2013	December 31, 2012
ASSETS	(unaudited)
Operating real estate
Land	$329,674	$293,691
Buildings and improvements	1,173,679	953,020
Construction in progress	4,269	2,429
	1,507,622	1,249,140
Less: accumulated depreciation	232,591	187,029
Net operating real estate	1,275,031	1,062,111
Real estate under development	308,802	246,602
Notes receivable, net	105,484	129,278
Investments in and advances to unconsolidated affiliates	188,299	221,904
Cash and cash equivalents	100,022	91,813
Cash in escrow	21,810	18,934
Restricted cash	153,022	—
Rents receivable, net	33,035	27,744
Deferred charges, net	39,277	26,777
Acquired lease intangibles, net	31,742	31,975
Prepaid expenses and other assets	40,714	29,241
Assets of discontinued operations	13,306	22,061
Total assets	$2,310,544	$1,908,440

LIABILITIES
Mortgage and other notes payable	$1,092,266	$727,048
Convertible notes payable	930	930
Distributions in excess of income from, and investments in, unconsolidated affiliates	12,319	22,707
Accounts payable and accrued expenses	30,851	29,309
Dividends and distributions payable	11,983	9,674
Acquired lease and other intangibles, net	17,502	14,115
Other liabilities	19,266	21,303
Liabilities of discontinued operations	11,540	13,098
Total liabilities	1,196,657	838,184

EQUITY
Shareholders' Equity
Common shares, $.001 par value, authorized 100,000,000 shares; issued and outstanding 55,444,779 and 52,482,598 shares, respectively	55	52
Additional paid-in capital	659,994	581,925
Accumulated other comprehensive loss	(755)	(4,307)
Retained earnings	40,454	45,127
Total shareholders’ equity	699,748	622,797
Noncontrolling interests	414,139	447,459
Total equity	1,113,887	1,070,256
Total liabilities and equity	$2,310,544	$1,908,440
See accompanying notes

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except per share amounts)	2013	2012	2013	2012
Revenues
Rental income	$34,852	$24,099	$67,907	$46,050
Interest income	3,399	2,097	6,297	4,206
Expense reimbursements	7,307	5,760	15,278	11,162
Other	378	789	3,754	1,294
Total revenues	45,936	32,745	93,236	62,712
Operating Expenses
Property operating	5,781	4,620	11,418	9,042
Other operating	421	1,281	1,933	2,316
Real estate taxes	5,695	4,744	10,891	8,883
General and administrative	6,301	5,205	11,927	11,130
Depreciation and amortization	10,976	8,201	21,604	15,351
Total operating expenses	29,174	24,051	57,773	46,722
Operating income	16,762	8,694	35,463	15,990
Equity in earnings of unconsolidated affiliates	815	4,591	3,065	4,535
Impairment of asset	(1,500)	—	(1,500)	—
Interest and other finance expense	(10,913)	(7,070)	(21,222)	(13,626)
Income from continuing operations before income taxes	5,164	6,215	15,806	6,899
Income tax (provision) benefit	(7)	(1,039)	133	(1,227)
Income from continuing operations	5,157	5,176	15,939	5,672
Discontinued Operations
Operating income from discontinued operations	266	3,332	663	5,659
Gain on sale of property	4,191	2,668	4,191	2,668
Income from discontinued operations	4,457	6,000	4,854	8,327
Net income	9,614	11,176	20,793	13,999
Noncontrolling interests
Continuing operations	3,054	669	1,846	3,661
Discontinued operations	(3,911)	(5,006)	(4,259)	(6,811)
Net income attributable to noncontrolling interests	(857)	(4,337)	(2,413)	(3,150)
Net income attributable to Common Shareholders	$8,757	$6,839	$18,380	$10,849

Basic Earnings per Share
Income from continuing operations	$0.15	$0.13	$0.33	$0.21
Income from discontinued operations	0.01	0.02	0.01	0.04
Basic earnings per share	$0.16	$0.15	$0.34	$0.25

Diluted Earnings per Share
Income from continuing operations	$0.15	$0.13	$0.33	$0.21
Income from discontinued operations	0.01	0.02	0.01	0.04
Diluted earnings per share	$0.16	$0.15	0.34	0.25
See accompanying notes

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
(dollars in thousands)
Net income	$9,614	$11,176	$20,793	$13,999
Other Comprehensive income (loss)
Unrealized income (loss) on valuation of swap agreements	4,196	(2,612)	3,104	(2,555)
Reclassification of realized interest on swap agreements	745	646	1,337	1,283
Other comprehensive income (loss)	4,941	(1,966)	4,441	(1,272)
Comprehensive income	14,555	9,210	25,234	12,727
Comprehensive income attributable to noncontrolling interests	(1,621)	(3,536)	(3,302)	(2,449)
Comprehensive income attributable to Common Shareholders	$12,934	$5,674	$21,932	$10,278
See accompanying notes

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2013

(unaudited)

	Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
(amounts in thousands, except per share amounts)	Shares	Amount
Balance at December 31, 2012	52,482	$52	$581,925	$(4,307)	$45,127	$622,797	$447,459	$1,070,256
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	92	—	1,548	—	—	1,548	(1,548)	—
Issuance of Common Shares, net of issuance costs	2,822	3	75,868	—	—	75,871	—	75,871
Dividends declared ($0.42 per Common Share)	—	—	—	—	(23,053)	(23,053)	(681)	(23,734)
Vesting of employee Restricted Share and LTIP awards	29	—	120	—	—	120	2,460	2,580
Common Shares issued under Employee Share Purchase Plan	2	—	40	—	—	40	—	40
Issuance of Common Shares to trustees	—	—	206	—	—	206	—	206
Exercise of Share options	21	—	370	—	—	370	—	370
Employee Restricted Shares canceled	(3)	—	(83)	—	—	(83)	—	(83)
Consolidation of previously unconsolidated investment	—	—	—	—	—	—	(33,949)	(33,949)
Noncontrolling interest distributions	—	—	—	—	—	—	(18,471)	(18,471)
Noncontrolling interest contributions	—	—	—	—	—	—	15,567	15,567
	55,445	55	659,994	(4,307)	22,074	677,816	410,837	1,088,653
Comprehensive income:
Net income	—	—	—	—	18,380	18,380	2,413	20,793
Unrealized income on valuation of swap agreements	—	—	—	2,707	—	2,707	397	3,104
Reclassification of realized interest on swap agreements	—	—	—	845	—	845	492	1,337
Total comprehensive income	—	—	—	3,552	18,380	21,932	3,302	25,234
Balance at June 30, 2013	55,445	$55	$659,994	$(755)	$40,454	$699,748	$414,139	$1,113,887

ACADIA REALTY TRUST AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended
	June 30,
(dollars in thousands)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$20,793	$13,999
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	21,604	19,288
Amortization of financing costs	1,512	1,502
Gain on sale of property	(4,191)	(2,668)
Impairment of asset	1,500	—
Share compensation expense	2,786	1,958
Equity in earnings of unconsolidated affiliates	(3,065)	(4,535)
Distributions of operating income from unconsolidated affiliates	2,454	5,559
Other, net	(2,703)	425
Changes in assets and liabilities
Cash in escrow	(1,767)	1,279
Rents receivable, net	(2,131)	(2,546)
Prepaid expenses and other assets	(11,298)	(2,860)
Accounts payable and accrued expenses	(1,292)	692
Other liabilities	658	1,018
Net cash provided by operating activities	24,860	33,111

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate	(109,100)	(111,115)
Redevelopment and property improvement costs	(43,567)	(41,705)
Deferred leasing costs	(3,099)	(2,591)
Investments in and advances to unconsolidated affiliates	(51,231)	(3,458)
Return of capital from unconsolidated affiliates	86,678	11,686
Consolidation of previously unconsolidated investment	1,864	—
Proceeds from notes receivable	5,529	2,004
Issuance of notes receivable	—	(34,500)
Proceeds from sale of property	11,816	12,060
Net cash used in investing activities	(101,110)	(167,619)

ACADIA REALTY TRUST AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (unaudited)

	Six Months Ended
	June 30,
(dollars in thousands)	2013	2012

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage notes	(136,907)	(72,477)
Proceeds received from mortgage notes	333,760	79,628
Loan proceeds held as restricted cash	(153,022)	—
Increase in deferred financing and other costs	(11,229)	(3,586)
Capital contributions from noncontrolling interests	15,567	108,081
Distributions to noncontrolling interests	(19,080)	(45,752)
Dividends paid to Common Shareholders	(20,827)	(15,473)
Proceeds from issuance of Common Shares, net of issuance costs of $1,324 and $338, respectively	75,871	60,717
Other employee and trustee stock compensation, net	326	21
Net cash provided by financing activities	84,459	111,159
Increase (decrease) in cash and cash equivalents	8,209	(23,349)
Cash and cash equivalents, beginning of period	91,813	89,812
Cash and cash equivalents, end of period	$100,022	$66,463

Supplemental disclosure of cash flow information
Cash paid during the period for interest, net of capitalized interest of $3,944 and $1,907, respectively	$16,668	$15,709
Cash paid for income taxes	$137	$508

Supplemental disclosure of non-cash investing activities:
Acquisition of real estate through assumption of debt	$—	$59,335
Acquisition of real estate through issuance of OP Units	$—	$2,279
Acquisition of real estate through conversion of notes receivable	$18,500	$4,000

Consolidation of previously unconsolidated investment
Real estate, net	$(118,484)	$—
Mortgage notes payable	166,200	—
Distributions in excess of income from, and investments in, unconsolidated affiliates	(10,298)	—
Other assets and liabilities	(1,605)	—
Noncontrolling interest	(33,949)	—
Cash included in consolidation of previously unconsolidated investment	$1,864	$—

See accompanying notes

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION

Business and Organization

Acadia Realty Trust (the "Trust") and subsidiaries (collectively, the "Company"), is a fully-integrated equity real estate investment trust ("REIT") focused on the ownership, acquisition, redevelopment and management of high-quality retail properties and urban/infill mixed-use properties with a strong retail component located primarily in high-barrier-to-entry, supply constrained, densely-populated metropolitan areas in the United States along the East Coast and in Chicago.

All of the Company's assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership (the "Operating Partnership") and entities in which the Operating Partnership owns an interest. As of June 30, 2013, the Trust controlled approximately 99% of the Operating Partnership as the sole general partner. As the general partner, the Trust is entitled to share, in proportion to its percentage interest, in the cash distributions and profits and losses of the Operating Partnership. The limited partners primarily represent entities or individuals that contributed their interests in certain properties or entities to the Operating Partnership in exchange for common or preferred units of limited partnership interest ("Common OP Units" or "Preferred OP Units") and employees who have been awarded restricted OP units ("LTIP Units") as long-term incentive compensation (Note 13). Limited partners holding Common OP Units are generally entitled to exchange their units on a one-for-one basis for common shares of beneficial interest of the Trust ("Common Shares").

As of June 30, 2013, the Company has ownership interests in 75 properties within its core portfolio, which consist of those properties either 100% owned, or partially owned through joint venture interests, by the Operating Partnership, or subsidiaries thereof, not including those properties owned through its opportunity funds ("Core Portfolio"). The Company also has ownership interests in 33 properties within its four opportunity funds, Acadia Strategic Opportunity Fund, L.P. ("Fund I"), Acadia Strategic Opportunity Fund II, LLC ("Fund II"), Acadia Strategic Opportunity Fund III LLC ("Fund III") and Acadia Strategic Opportunity Fund IV LLC ("Fund IV" and together with Funds I, II and III, the "Opportunity Funds"). The 108 Core Portfolio and Opportunity Fund properties consist of commercial properties, which are primarily high-quality urban and/or street retail properties, community shopping centers and mixed-use properties with a retail component. The Opportunity Funds also include investments in operating companies through Acadia Mervyn Investors I, LLC ("Mervyns I"), Acadia Mervyn Investors II, LLC ("Mervyns II") and Fund II, all on a non-recourse basis. These investments comprise and are referred to as the Company's Retailer Controlled Property Initiative ("RCP Venture").

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

Following is a table summarizing the general terms and Operating Partnership's equity interests in the Opportunity Funds and Mervyns I and II:

Entity	Formation Date	Operating Partnership Share of Capital	Committed Capital (2)	Capital Called as of June 30, 2013 (2)	Equity Interest Held By Operating Partnership	Preferred Return	Capital Returned as of June 30, 2013 (2)
Fund I and Mervyns I (1)	9/2001	22.22%	$90.0	$86.6	37.78%	9%	$86.6
Fund II and Mervyns II	6/2004	20.00%	300.0	300.0	20.00%	8%	84.5
Fund III	5/2007	19.90%	475.0	351.4	19.90%	6%	182.6
Fund IV	5/2012	23.12%	540.6	74.0	23.12%	6%	—
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

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013. The information furnished in the accompanying consolidated financial statements reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the aforementioned consolidated financial statements for the interim period. These consolidated financial statements should be read in conjunction with the Company's 2012 Annual Report on Form 10-K, as filed with the SEC on February 27, 2013.

Reclassifications

Certain reclassifications have been made to the 2012 financial statements to conform to the 2013 presentation.

Real Estate

The Company reviews its long-lived assets for impairment when there is an event or change in circumstances that indicates that the carrying amount may not be recoverable. The Company records impairment losses and reduces the carrying value of properties when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases where the Company does not expect to recover its carrying costs on properties held for use, the Company reduces its carrying cost to fair value, and for properties held-for-sale, the Company reduces its carrying value to the fair value less costs to dispose. During the quarter ended June 30, 2013, the Company determined that the value of the Walnut Hill Plaza, a Core Portfolio property, was impaired as a result of a deterioration in the local economic environment. Accordingly, the Company recorded an impairment charge of $1.5 million. This property is collateral for $23.1 million of non-recourse mortgage debt which matures October 1, 2016. Management does not believe that the values of any of its other properties are impaired as of June 30, 2013.

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

Basic earnings per Common Share is computed by dividing net income attributable to Common Shareholders by the weighted average Common Shares outstanding. At June 30, 2013, the Company has unvested LTIP Units (Note 13) which provide for non-forfeitable rights to dividend equivalent payments. Accordingly, these unvested LTIP Units are considered participating securities and are included in the computation of basic earnings per Common Share pursuant to the two-class method.

Diluted earnings per Common Share reflects the potential dilution of the conversion of obligations and the assumed exercises of securities including the effects of restricted share unit ("Restricted Share Units") and share option awards issued under the Company's Share Incentive Plans (Note 13). The effect of the assumed conversion of 188 Series A Preferred OP Units into 25,067 Common Shares would be anti-dilutive and are therefore not included in the computation of diluted earnings per share for the three and six months ended June 30, 2013 and June 30, 2012.

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

The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except per share amounts)	2013	2012	2013	2012
Numerator
Income from continuing operations	$8,211	$5,845	$17,785	$9,333
Less: net income attributable to participating securities	145	117	317	191
Income from continuing operations, net of income attributable to participating securities	8,066	5,728	17,468	9,142
Numerator for diluted earnings per Common Share	$8,066	$5,728	$17,468	$9,142

Denominator
Weighted average shares for basic earnings per share	55,160	44,245	54,923	43,491
Effect of dilutive securities:
Employee Restricted Share Units and share options	424	429	431	419
Dilutive potential Common Shares	424	429	431	419
Denominator for diluted earnings per share	55,584	44,674	55,354	43,910

Basic earnings per Common Share from continuing operations attributable to Common Shareholders	$0.15	$0.13	$0.33	$0.21
Diluted earnings per Common Share from continuing operations attributable to Common Shareholders	$0.15	$0.13	$0.33	$0.21

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

3.	SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS

During the second quarter 2013, the Company completed an at-the-market (“ATM”) equity program with an aggregate offering amount of $125.0 million of gross proceeds from the sale of Common Shares. Under this program, the Company issued a total of 4.9 million Common Shares which generated net proceeds of $123.1 million.

During April 2013, the Company established a new ATM equity program with an additional aggregate offering amount of up to $150.0 million of gross proceeds from the sale of Common Shares. Through June 30, 2013, the Company issued approximately 0.7 million Common Shares under this new ATM which generated gross proceeds of approximately $20.9 million and net proceeds of approximately $20.6 million. The net proceeds from these ATM equity programs have been, and will be, used by the Company primarily to fund acquisitions directly in the Core Portfolio and through its capital contributions to the Opportunity Funds.

For the six months ended June 30, 2013, the Company issued a total of 2.8 million Common Shares under the ATM programs, which generated gross proceeds of $77.1 million and net proceeds of $76.0 million.

Noncontrolling interests represent the portion of equity in entities consolidated in the accompanying financial statements that the Company does not own. Such noncontrolling interests are reported on the Consolidated Balance Sheets within equity, separately from shareholders' equity and include third party interests in the Company’s Opportunity Funds and other entities. It also includes interests in the Operating Partnership which represent (i) the limited partners’ 224,134 and 284,097 Common OP Units at June 30, 2013 and December 31, 2012, respectively; (ii) 188 Series A Preferred OP Units at June 30, 2013 and December 31, 2012; and (iii) 367,522 and 168,357 LTIP Units at June 30, 2013 and December 31, 2012, respectively.

4.	ACQUISITION OF REAL ESTATE AND DISCONTINUED OPERATIONS

Acquisitions

2013 Core Portfolio Acquisitions

During March 2013, the Company acquired 664 North Michigan Avenue, an 18,141 square foot retail condominium in Chicago, Illinois for $86.6 million.

During June 2013, the Company acquired 8-12 East Walton Street, an 8,244 square foot retail property in Chicago, Illinois for $22.5 million.

The Company expensed $1.0 million of acquisition costs for the six months ended June 30, 2013 related to the Core Portfolio.

2013 Fund III Acquisitions

Fund III had previously acquired a $23.0 million note receivable at a discounted price of $18.5 million during April 2012. The note receivable, which was scheduled to mature in May 2012, was collateralized by a 79,526 square foot shopping center located in Brooklyn, New York ("Nostrand Place"). The Company commenced foreclosure proceedings, but ultimately agreed to a settlement with the unaffiliated borrower. Pursuant to the settlement, in February 2013, Fund III and the borrower formed a joint venture whereby Fund III contributed its interest in the note for a 99% controlling interest in the joint venture, and the borrower contributed the deed to Nostrand Place in exchange for a 1% interest in the joint venture. As a result, Fund III consolidates its investment in Nostrand Place.

2013 Fund IV Acquisitions

During June 2013, Fund IV, in a joint venture with an unaffiliated partner, acquired a 98% initial interest in 2819 Kennedy Boulevard, a 53,680 square foot retail property in North Bergen, New Jersey for $9.0 million.

During June 2013, Fund IV, in a joint venture with an unaffiliated partner, acquired a 99% initial interest in Promenade at Manassas, a 265,442 square foot shopping center in Manassas, Virginia for $38.0 million.

The Company expensed $1.4 million of acquisition costs for the six months ended June 30, 2013 related to Fund IV.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

4.    ACQUISITION OF REAL ESTATE AND DISCONTINUED OPERATIONS (continued)

Purchase Price Allocations

The above acquisitions have been accounted for as business combinations. The purchase prices were allocated to the acquired assets and liabilities based on the estimated fair value of the acquired assets at the dates of acquisition. The preliminary measurements at fair value reflected below are subject to change. The Company expects to finalize the valuations and complete the purchase price allocations within one year from the dates of acquisition.

The following table summarizes the Company's preliminary allocations of the purchase prices of assets acquired and liabilities assumed during 2013 which have yet to be finalized:

(dollars in thousands)	Preliminary Purchase Price Allocations
Land	$39,563
Buildings and improvements	136,009
Total consideration	$175,572

During 2012, the Company acquired properties and recorded the preliminary allocations of the purchase prices to the assets acquired based on provisional measurements of fair value. During 2013, the Company finalized the allocations of the purchase prices and made certain measurement period adjustments. The following table summarizes the preliminary allocations of the purchase prices of these properties as recorded as of December 31, 2012, and the finalized allocations as adjusted as of June 30, 2013:

(dollars in thousands)	Purchase Price Allocations as Originally Reported	Adjustments	Finalized Purchase Price Allocations
Land	$11,390	$2,876	$14,266
Buildings and improvements	38,510	(2,330)	36,180
Acquisition-related intangible assets (in Acquired lease intangibles, net)	—	2,623	2,623
Acquisition-related intangible liabilities (in Acquired lease and other intangibles, net)	—	(1,852)	(1,852)
Below market debt assumed (in Mortgage notes payable)	—	(1,317)	(1,317)
Total consideration	$49,900	$—	$49,900

Dispositions

During May 2013, Fund II sold the storage facility located at its Pelham Manor property for $11.9 million. This sale resulted in a $4.2 million gain.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

4.    ACQUISITION OF REAL ESTATE AND DISCONTINUED OPERATIONS (continued)

Discontinued Operations

The Company reports properties held-for-sale and properties sold during the periods as discontinued operations. The results of operations of discontinued operations are reflected as a separate component within the accompanying Consolidated Statements of Income for all periods presented. As of June 30, 2013, one of the properties within the Opportunity Funds was under contract for sale.

The combined assets and liabilities and the results of operations of the properties classified as discontinued operations, in each period presented, are summarized as follows:

(dollars in thousands)
BALANCE SHEET	June 30, 2013	December 31, 2012
ASSETS
Net real estate	$11,850	$19,400
Rents receivable, net	876	917
Deferred charges, net	390	612
Prepaid expenses and other assets	190	1,132
Total assets of discontinued operations	$13,306	$22,061
LIABILITIES
Mortgage notes payable	$9,149	$9,208
Accounts payable and accrued expenses	1,794	3,125
Other liabilities	597	765
Total liabilities of discontinued operations	$11,540	$13,098

	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30,		June 30,
STATEMENTS OF INCOME	2013	2012	2013	2012
Total revenues	$906	$9,943	$2,075	$19,656
Total expenses	640	6,611	1,412	13,997
Operating income	266	3,332	663	5,659
Gain on sale of property	4,191	2,668	4,191	2,668
Income from discontinued operations	4,457	6,000	4,854	8,327
Income from discontinued operations attributable to noncontrolling interests	(3,911)	(5,006)	(4,259)	(6,811)
Income from discontinued operations attributable to Common Shareholders	$546	$994	$595	$1,516

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

5.	INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

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

Opportunity Funds

RCP Venture

The Opportunity Funds, together with two unaffiliated partners formed an investment group, the RCP Venture, for the purpose of making investments in surplus or underutilized properties owned by retailers and, in some instances, the retailers' operating company. The RCP Venture is neither a single entity nor a specific investment and the Company has no control or rights with respect to the formation and operation of these investments. The Company has made these investments through its subsidiaries, Mervyns I, Mervyns II and Fund II, (together the "Acadia Investors"), all on a non-recourse basis. Through June 30, 2013, the Acadia Investors have made investments in Mervyns Department Stores ("Mervyns") and Albertsons including additional investments in locations that are separate from these original investments ("Add-On Investments"). Additionally, they have invested in Shopko, Marsh and Rex Stores Corporation (collectively "Other RCP Investments"). The Company accounts for its investments in Mervyns and Albertsons on the equity method as it has the ability to exercise significant influence, but does not have any rights with respect to financial or operating control. The Company accounts for its investments in its Add-On Investments and Other RCP Investments on the cost method as it does not have any influence over such entities' operating and financial policies nor any rights with respect to the control and operation of these entities.

The following table summarizes activity related to the RCP Venture investments from inception through June 30, 2013:

(dollars in thousands)		Investment Group Share		Operating Partnership Share
Investment	Year Acquired	Invested Capital and Advances	Distributions	Invested Capital and Advances	Distributions
Mervyns	2004	$26,058	$45,966	$4,901	$11,251
Mervyns Add-On investments	2005/2008	7,547	5,334	1,252	1,193
Albertsons	2006	20,717	81,594	4,239	16,318
Albertsons Add-On investments	2006/2007	2,416	4,864	388	972
Shopko	2006	1,108	1,659	222	332
Marsh and Add-On investments	2006/2008	2,667	2,639	533	528
Rex Stores	2007	2,701	1,956	535	392
		$63,214	$144,012	$12,070	$30,986

Other Opportunity Fund Investments

The unaffiliated partners for Fund III's investments in Lincoln Road, Parkway Crossing, Arundel Plaza and the White City Shopping Center as well as Fund IV's investments in Lincoln Road, 1701 Belmont Avenue, 2819 Kennedy Boulevard (Note 4) and Promenade at Manassas (Note 4) maintain control over these entities. The Company accounts for these investments under the equity method as it has the ability to exercise significant influence, but does not have any rights with respect to financial or operating control.

Self-Storage Management, a Fund III investment, is a variable interest entity. Management has evaluated the applicability of ASC Topic 810 to this joint venture and determined that it is not the primary beneficiary and, therefore, consolidation of this venture is not required. The Company accounts for this investment using the equity method of accounting.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

5.	INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES (continued)

Summary of Investments in Unconsolidated Affiliates

The following Combined and Condensed Balance Sheets and Statements of Income, in each period, summarize the financial information of the Company’s investments in unconsolidated affiliates:

(dollars in thousands)	June 30, 2013	December 31, 2012
Combined and Condensed Balance Sheets
Assets
Rental property, net	$367,096	$441,611
Investment in unconsolidated affiliates	63,746	93,923
Other assets	31,830	39,035
Total assets	$462,672	$574,569
Liabilities and partners’ equity
Mortgage notes payable	$242,449	$326,296
Other liabilities	16,633	24,267
Partners’ equity	203,590	224,006
Total liabilities and partners’ equity	$462,672	$574,569
Company’s investment in and advances to unconsolidated affiliates	$188,299	$221,904
Company's share of distributions in excess of income from and investments in unconsolidated affiliates	$(12,319)	$(22,707)

	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Combined and Condensed Statements of Income
Total revenues	$10,846	$11,922	$21,845	$24,218
Operating and other expenses	(4,698)	(4,362)	(8,979)	(8,816)
Interest and other finance expense	(2,056)	(4,613)	(4,087)	(9,251)
Equity in earnings of unconsolidated affiliates	6,581	6,469	5,870	4,846
Depreciation and amortization	(2,608)	(2,371)	(4,688)	(4,643)
Gain on sale of property	—	3,402	—	3,402
Net income	$8,065	$10,447	$9,961	$9,756

Company’s share of net income	$913	$4,689	$3,261	$4,731
Amortization of excess investment	(98)	(98)	(196)	(196)
Company’s equity in earnings of unconsolidated affiliates	$815	$4,591	$3,065	$4,535

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

6.	NOTES RECEIVABLE

As of June 30, 2013, the Company’s notes receivable, net, aggregated $105.5 million, and were collateralized either by the underlying properties or the borrowers' ownership interests in the entities that own the properties and/or by the borrowers' personal guarantee subject, as applicable, to senior liens, as follows:

(dollars in thousands)
Note description	Effective interest rate (1)	First Priority liens	Net Carrying Amounts of Notes Receivable as of June 30, 2013	Net Carrying Amounts of Notes Receivable as of December 31, 2012	Maturity date	Extension Options
First Mortgage Loan	12.0%	$—	$12,204	$12,333	12/1/2013	—
First Mortgage Loan	6.0%	—	10,250	10,250	12/31/2013	—
First Mortgage Loan	8.0%	—	8,000	8,000	12/31/2013	—
Mezzanine Loan [2]	10.0%	85,835	9,089	9,089	12/31/2013	—
First Mortgage Loan	11.0%	—	25,000	25,000	1/1/2014	1 x 6 months
Zero Coupon Loan [3]	24.0%	166,200	4,196	3,961	1/3/2016	—
Mezzanine Loan	15.0%	—	30,879	30,879	11/9/2020	—
Mezzanine Loan [4]	15.0%	13,265	3,834	3,834	Upon Capital Event	—
First Mortgage Loan	5.3%	—	—	18,500	Demand	—
Construction Loan	20.5%	—	—	5,400	12/31/2012	—
Individually less than 3% [5]	11.00% to 17.50%	37,623	2,032	2,032	12/31/13 to Capital Event	—
Total			$105,484	$129,278
Notes:

(1) The effective interest rate includes origination and exit fees.
(2) Comprised of three cross-collateralized loans from one borrower, which are non-performing
(3) The principal balance for this accrual only loan is increased by the interest accrued
(4) Non-performing loan
(5) Consists of three loans of which two are non-performing with an aggregate face value of $5.7 million, of which $3.9 million has been reserved

During January 2013, Fund III received a payment of $2.5 million, representing the full principal and interest amount on a note that had been previously written off.

During February 2013, Fund III, in conjunction with its acquisition of Nostrand Place (Note 4), received repayment on $13.0 million of its first mortgage loan of $18.5 million and contributed the remaining unliquidated balance to a joint venture.

During March 2013, the Company received a payment of $5.4 million, representing full payment on a construction loan.

The Company monitors the credit quality of its notes receivable on an ongoing basis and considers indicators of credit quality such as loan payment activity, the estimated fair value of the underlying collateral, the seniority of the Company's loan in relation to other debt secured by the collateral and the prospects of the borrower. As of June 30, 2013, the Company held six non-performing notes aggregating $18.6 million for which payment was delinquent. Based primarily on the indicators noted above, the Company has established a reserve of $3.9 million as of June 30, 2013 related to these notes. The following table reconciles the allowance for notes receivable from December 31, 2012 to June 30, 2013:

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

6.	NOTES RECEIVABLE (continued)

(dollars in thousands)	Allowance for Notes Receivable
Balance at December 31, 2012	$3,681
Additional reserves	208
Recoveries	—
Charge-offs and reclassifications	—
Balance at June 30, 2013	$3,889

7.	DERIVATIVE FINANCIAL INSTRUMENTS

As of June 30, 2013, the Company's derivative financial instruments consisted of 11 interest rate swaps with an aggregate notional value of $181.4 million, which effectively fix LIBOR at rates ranging from 0.52% to 3.77% and mature between May 2015 and April 2023. The Company also has five derivative financial instruments with a notional value of $183.3 million which cap LIBOR at rates ranging from 3.0% to 4.3% and mature between August 2013 and April 2018. The fair value of these derivative instruments, which is included in other liabilities in the Consolidated Balance Sheets, totaled $0.8 million and $4.4 million at June 30, 2013 and December 31, 2012, respectively. The notional value does not represent exposure to credit, interest rate, or market risks.

These derivative instruments have been designated as cash flow hedges and hedge the future cash outflows of variable-rate interest payments on mortgage debt. Such instruments are reported at the fair value reflected above. As of June 30, 2013 and December 31, 2012, unrealized losses totaling $0.8 million and $4.3 million, respectively, were reflected in accumulated other comprehensive loss on the consolidated balance sheets.

As of June 30, 2013 and December 31, 2012, no derivatives were designated as fair value hedges, hedges of net investments in foreign operations or considered to be ineffective. Additionally, the Company does not use derivatives for trading or speculative purposes.

8.	MORTGAGE AND OTHER NOTES PAYABLE

The Company completed the following transactions related to mortgage and other notes payable and credit facilities during the six months ended June 30, 2013:

During January, the Company closed on a new $150.0 million unsecured credit facility, replacing the $64.5 million secured credit facility that had matured. The new facility bears interest at a spread which varies based on the ratio of total debt to total asset value of the Company ranging from LIBOR plus 155 basis points (<45%) to LIBOR plus 220 basis points (>55%) depending on the level of leverage. There is also an unused fee of 0.35% if the total outstanding principal is less than or equal to 50% of the aggregate commitments and 0.25% if it is more. This facility matures on January 3, 2016 and has a one-year extension option. During the six months ended June 30, 2013, the Company borrowed $45.0 million on this facility, all of which has been repaid. As of June 30, 2013, there was no balance outstanding under this credit facility.

During January, the Company closed on a $16.5 million loan collateralized by a property. The loan bears interest at LIBOR plus 190 basis points and matures on January 23, 2023.

During February, the Company closed on a $13.0 million loan collateralized by a property. The loan bears interest at LIBOR plus 265 basis points and matures on February 1, 2016.

During March, the Company refinanced a $28.9 million loan collateralized by a property, bearing interest at LIBOR plus 600 basis points with a new $29.5 million loan. The new loan bears interest at LIBOR plus 250 basis points and matures on April 1, 2018.

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

During April, the Company closed on a $8.6 million loan collateralized by a property. The loan bears interest at LIBOR plus 175 basis points and matures on April 3, 2023.

During June, the Company closed on a $52.5 million loan collateralized by a property. The loan bears interest at LIBOR plus 165 basis points and matures on June 28, 2018, and has a five-year extension option. As of June 30, 2013, no proceeds have been funded under this loan.

During June, the Company closed on a $4.6 million loan collateralized by a property. The loan bears interest at LIBOR plus 195 basis points and matures on June 1, 2014, and has a one-year extension option.

During 2012, the U.S. Citizenship and Immigration Services ("USCIS") approved the City Point project's application for $200.0 million of construction financing under the U.S.'s Immigrant Investor Program, commonly known as "EB-5." Funds are released into a restricted cash account upon the approval of the USCIS. As of June 30, 2013, $193.0 million of funds have been released into this restricted cash account and $40.0 million have been drawn to fund construction activities, with $153.0 million remaining in the restricted cash account.

9.	CONVERTIBLE NOTES PAYABLE

In December 2006 and January 2007, the Company issued convertible notes totaling $115.0 million with a fixed interest rate of 3.75% due in 2026 (the "Convertible Notes"). The Convertible Notes were issued at par and require interest payments semi-annually in arrears on June 15th and December 15th of each year. The Convertible Notes are unsecured obligations and rank equally with all other unsecured and unsubordinated indebtedness. The Convertible Notes have an effective interest rate of 6.03% after giving effect to the accounting treatment required by ASC Topic 470-20, "Debt with Conversion and Other Options." Holders of the Convertible Notes may require the Company to repurchase the Convertible Notes at par on December 15, 2016 and December 15, 2021. Through June 30, 2013, the Company had purchased $114.1 million in principal amount of its Convertible Notes, none of which were repurchased subsequent to December 31, 2011, and the remaining outstanding balance is $0.9 million.

As of December 31, 2011, all loan costs associated with the issuance have been expensed and there is no remaining net carrying amount of the equity component. The if-converted value of the Convertible Notes does not exceed their aggregate principal amount as of June 30, 2013 and there are no derivative transactions that were entered into in connection with the issuance of the Convertible Notes.

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

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2013:

(dollars in thousands)	Level 1	Level 2	Level 3
Liabilities
Derivative financial instruments (Note 7)	$—	$808	$—

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

During the quarter ended June 30, 2013, the Company determined that the value of the Walnut Hill Plaza was impaired and recorded an impairment loss of $1.5 million (Note 1). The Company estimated the fair value by using projected future cash flows, which it determined were not sufficient to recover the property's net book value. The inputs used to determine this fair value are classified within Level 3 of the hierarchy.

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

The Company has determined the estimated fair values of the following financial instruments by discounting future cash flows utilizing a discount rate equivalent to the rate at which similar financial instruments would be originated at the reporting date:

(dollars in thousands)	June 30, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgage, Convertible Notes and Other Notes Payable	$1,093,196	$1,113,097	$727,978	$734,807

11.	RELATED PARTY TRANSACTIONS

The Company earned property management fees, legal and leasing fees from its investments in unconsolidated affiliates totaling $0.03 million and $0.2 million for the three months ended June 30, 2013 and 2012, respectively, and $0.04 million and $0.4 million for the six months ended June 30, 2013 and 2012, respectively.

Lee Wielansky, the Lead Trustee of the Company, was paid a consulting fee of $25,000 for the three months ended June 30, 2013 and 2012, respectively and $50,000 for the six months ended June 30, 2013 and 2012, respectively.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

12.	SEGMENT REPORTING

The Company has three reportable segments: Core Portfolio, Opportunity Funds and Notes Receivable. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates property performance primarily based on net operating income before depreciation, amortization and certain nonrecurring items. Investments in the Core Portfolio are typically held long-term. Given the contemplated finite life of the Opportunity Funds, these investments are typically held for shorter terms. Fees earned by the Company as the general partner/managing member of the Opportunity Funds are eliminated in the Company's consolidated financial statements. The following tables set forth certain segment information for the Company, reclassified for discontinued operations, as of and for the three and six months ended June 30, 2013 and 2012 and does not include unconsolidated affiliates:

	Three Months Ended June 30, 2013
(dollars in thousands)	Core Portfolio	Opportunity Funds	Notes Receivable	Total
Revenues	$28,057	$14,480	$3,399	$45,936
Property operating expenses, other operating and real estate taxes	6,811	5,086	—	11,897
General and administrative	5,872	429	—	6,301
Income before depreciation and amortization and interest and other finance expense	$15,374	$8,965	$3,399	$27,738
Depreciation and amortization	$7,142	$3,834	$—	$10,976
Interest and other finance expense	$6,563	$4,350	$—	$10,913
Real estate at cost	$1,006,210	$810,214	$—	$1,816,424
Total assets	$1,100,356	$1,104,704	$105,484	$2,310,544
Expenditures for redevelopment and improvements	$3,255	$22,371	$—	$25,626
Acquisition of real estate	$22,500	$—	$—	$22,500

Reconciliation to net income and net income attributable to Common Shareholders
Net property income before depreciation and amortization and interest and other finance expense				$27,738
Depreciation and amortization				(10,976)
Equity in earnings of unconsolidated affiliates				815
Interest and other finance expense				(10,913)
Income tax provision				(7)
Impairment of asset				(1,500)
Income from discontinued operations				266
Gain on sale of property				4,191
Net income				9,614
Net income attributable to noncontrolling interests				(857)
Net income attributable to Common Shareholders				$8,757

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

12.	SEGMENT REPORTING (continued)

	Three Months Ended June 30, 2012
(dollars in thousands)	Core Portfolio	Opportunity Funds	Notes Receivable	Total
Revenues	$17,366	$13,202	$2,177	$32,745
Property operating expenses, other operating and real estate taxes	4,468	6,177	—	10,645
General and administrative	4,600	605	—	5,205
Income before depreciation and amortization and interest and other finance expense	$8,298	$6,420	$2,177	$16,895
Depreciation and amortization	$4,495	$3,706	$—	$8,201
Interest and other finance expense	$3,721	$3,349	$—	$7,070
Real estate at cost	$632,084	$684,101	$—	$1,316,185
Total assets	$750,634	$664,419	$88,712	$1,503,765
Expenditures for redevelopment and improvements	$12,778	$5,978	$—	$18,756
Acquisition of real estate	$50,689	$11,737	$—	$62,426

Reconciliation to net income and net income attributable to Common Shareholders
Net property income before depreciation and amortization and interest and other finance expense				$16,895
Depreciation and amortization				(8,201)
Equity in earnings of unconsolidated affiliates				4,591
Interest and other finance expense				(7,070)
Income tax provision				(1,039)
Income from discontinued operations				3,332
Gain on sale of property				2,668
Net income				11,176
Net income attributable to noncontrolling interests				(4,337)
Net income attributable to Common Shareholders				$6,839

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

12.	SEGMENT REPORTING (continued)

	Six Months Ended June 30. 2013
(dollars in thousands)	Core Portfolio	Opportunity Funds	Notes Receivable	Total
Revenues	$54,471	$32,006	$6,759	$93,236
Property operating expenses, other operating and real estate taxes	13,912	10,330	—	24,242
General and administrative	11,345	582	—	11,927
Income before depreciation and amortization and interest and other finance expense	$29,214	$21,094	$6,759	$57,067
Depreciation and amortization	$13,777	$7,827	$—	$21,604
Interest and other finance expense	$12,712	$8,510	$—	$21,222
Real estate at cost	$1,006,210	$810,214	$—	$1,816,424
Total assets	$1,100,356	$1,104,704	$105,484	$2,310,544
Expenditures for redevelopment and improvements	$3,711	$39,856	$—	$43,567
Acquisition of real estate	$109,100	$—	$—	$109,100

Reconciliation to net income and net income attributable to Common Shareholders
Net property income before depreciation and amortization and interest and other finance expense				$57,067
Depreciation and amortization				(21,604)
Equity in earnings of unconsolidated affiliates				3,065
Interest and other finance expense				(21,222)
Income tax benefit				133
Impairment of asset				(1,500)
Income from discontinued operations				663
Gain on sale of property				4,191
Net income				20,793
Net income attributable to noncontrolling interests				(2,413)
Net income attributable to Common Shareholders				$18,380

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

12.	SEGMENT REPORTING (continued)

	Six Months Ended June 30, 2012
(dollars in thousands)	Core Portfolio	Opportunity Funds	Notes Receivable	Total
Revenues	$33,070	$25,436	$4,206	$62,712
Property operating expenses, other operating and real estate taxes	9,007	11,234	—	20,241
General and administrative	10,252	878	—	11,130
Income before depreciation and amortization and interest and other finance expense	$13,811	$13,324	$4,206	$31,341
Depreciation and amortization	$8,237	$7,114	$—	$15,351
Interest and other finance expense	$7,074	$6,552	$—	$13,626
Real estate at cost	$632,084	$684,101	$—	$1,316,185
Total assets	$750,634	$664,419	$88,712	$1,503,765
Expenditures for redevelopment and improvements	$19,984	$18,934	$—	$38,918
Acquisition of real estate	$66,878	$44,237	$—	$111,115

Reconciliation to net income and net income attributable to Common Shareholders
Net property income before depreciation and amortization and interest and other finance expense				$31,341
Depreciation and amortization				(15,351)
Equity in earnings of unconsolidated affiliates				4,535
Interest and other finance expense				(13,626)
Income tax provision				(1,227)
Income from discontinued operations				5,659
Gain on sale of property				2,668
Net income				13,999
Net income attributable to noncontrolling interests				(3,150)
Net income attributable to Common Shareholders				$10,849

13.	LONG-TERM INCENTIVE COMPENSATION

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

These awards were measured at their fair value as if they were vested on the grant date. Fair value was established as the market price of the Company's Common Shares as of the close of trading on the day preceding the grant date. The total value of the above Restricted Share Units and LTIP Units as of the grant date was $7.9 million. Compensation expense of $0.4 million and $0.8 million has been recognized in the accompanying consolidated statements of income related to these awards for the three and six months ended June 30, 2013, respectively.

Total long-term incentive compensation expense, including the expense related to the above-mentioned plans, was $1.3 million and $0.9 million for the three months ended June 30, 2013 and 2012, respectively and $2.6 million and $1.8 million for the six months ended June 30, 2013 and 2012, respectively.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

13.	LONG-TERM INCENTIVE COMPENSATION (continued)

In 2009, the Company adopted the Long Term Investment Alignment Program (the "Program") pursuant to which the Company may award units primarily to senior executives which would entitle them to receive up to 25% of any future Fund III Promote when and if such Promote is ultimately realized. The Company has awarded all of the units under the Program and these units were determined to have no value at issuance or as of June 30, 2013. In accordance with ASC Topic 718, "Compensation - Stock Compensation," compensation relating to these awards will be recorded based on the change in the estimated fair value at each reporting period.

14.    SUBSEQUENT EVENTS

During July 2013, the Company completed the acquisition of 3200-3204 M Street in Georgetown, Washington, D.C., a Core Portfolio property for a purchase price of $11.8 million.

As of June 30, 2013, one of the properties within the Opportunity Funds was under contract for sale (Note 4). During July, the contract expired. The property continues to be marketed for sale.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is based on our consolidated financial statements as of June 30, 2013 and 2012 and for each of the three and six months then ended. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto ("Notes to Consolidated Financial Statements").

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

OVERVIEW

Our primary business objective is to acquire and manage commercial retail properties that will provide cash for distributions to shareholders while also creating the potential for capital appreciation to enhance investor returns. We focus on the following fundamentals to achieve this objective:

•
Own and operate a Core Portfolio of high-quality retail properties located primarily in high-barrier-to-entry, supply constrained, densely-populated metropolitan areas and create value through accretive redevelopment and re-anchoring activities coupled with the acquisition of high-quality assets that have the long-term potential to outperform the industry asset class.

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

As of June 30, 2013, we operated 108 properties, which we own or have an ownership interest in, within our Core Portfolio and Opportunity Funds. These properties primarily consist of urban/street retail, dense suburban neighborhood and community shopping centers and mixed-use properties with a strong retail component. The properties we operate are located primarily along the East Coast and in Chicago.

•	Core Portfolio

◦
Our Core Portfolio consists of those properties either 100% owned, or partially owned through joint venture interests, by the Operating Partnership, or subsidiaries thereof, not including those properties owned through our Opportunity Funds. There are 75 properties in our Core Portfolio totaling 5.3 million square feet. As of June 30, 2013, the Core Portfolio physical occupancy was 93.7% and leased occupancy, which includes executed leases for which rent has not yet commenced was 95.0%.

•	Opportunity Funds

◦	Fund I has three properties totaling 0.1 million square feet.

◦	Fund II has six properties totaling 0.8 million square feet, four of which are operating, one of which is under construction, and one of which is in the design phase.

◦	Fund III has 17 properties totaling 1.7 million square feet, 12 of which are operating and five of which are in various stages of redevelopment.

◦	Fund IV has seven properties totaling 0.4 million square feet, six of which are operating and one of which is in the design phase.

The majority of our operating income is derived from rental revenues from properties, including recoveries of operating expenses from tenants, offset by operating and overhead expenses. As our RCP Venture invests in operating companies, we consider these investments to be private-equity style, as opposed to solely real estate, investments. Since these are not generally traditional investments in operating rental real estate but investments in operating businesses, the Operating Partnership principally invests in these through a taxable REIT subsidiary ("TRS").

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

RESULTS OF OPERATIONS
A discussion of the significant variances and primary factors contributing thereto within the results of operations are addressed below. Where there were no significant variances from period to period, the information in the following tables is presented without further discussion:

Comparison of the three months ended June 30, 2013 ("2013") to the three months ended June 30, 2012 ("2012")

(dollars in millions)	2013			2012
Revenues	Core Portfolio	Opportunity Funds	Notes Receivable	Core Portfolio	Opportunity Funds	Notes Receivable
Rental income	$23.2	$11.6	$—	$14.0	$10.1	$—
Interest income	—	—	3.4	—	—	2.1
Expense reimbursements	4.6	2.7	—	3.0	2.8	—
Other	0.2	0.2	—	0.4	0.3	—
Total revenues	$28.0	$14.5	$3.4	$17.4	$13.2	$2.1

Rental income in the Core Portfolio increased $9.2 million primarily as a result of additional rents of (i) $1.3 million following the acquisitions of 664 North Michigan and 8-12 East Walton ("2013 Core Acquisitions"), (ii) $3.3 million following the acquisitions of 330 River Street, 340 River Street, 28 Jericho Turnpike, a portfolio of Chicago street retail properties, 930 Rush Street, 83 Spring Street, Rhode Island Place, 181 Main Street, 1739-53 Connecticut Avenue, 1801-03 Connecticut Avenue, and 639 West Diversey ("2012 Core Acquisitions"), (iii) $4.2 million following the consolidation of our Brandywine investment formerly presented under the equity method ("Brandywine") and (iv) $0.3 million as a result of re-anchoring and leasing activities at Branch Plaza ("Core Re-anchoring"). Rental income in the Opportunity Funds increased $1.5 million primarily as a result of additional rents of (i) $0.5 million following the acquisitions of 3780-3858 Nostrand Avenue ("2013 Fund Acquisition") and (ii) $0.9 million from leases that commenced during 2012 and 2013 at Fordham Place, 640 Broadway and 161st Street ("Fund Redevelopment Properties").

The increase in interest income was primarily due to the origination of two notes during December 2012 partially offset by the repayment of three notes during 2012.

Expense Reimbursements in the Core Portfolio increased $1.6 million primarily as a result of $0.6 million from the 2013 and 2012 Core Acquisitions, and $0.7 million from Brandywine.

(dollars in millions)	2013			2012
Operating Expenses	Core Portfolio	Opportunity Funds	Notes Receivable	Core Portfolio	Opportunity Funds	Notes Receivable
Property operating	$3.2	$2.6	$—	$1.8	$2.9	$—
Other operating	0.3	0.1	—	0.3	0.9	—
Real estate taxes	3.3	2.4	—	2.4	2.4	—
General and administrative	5.9	0.4	—	4.6	0.6	—
Depreciation and amortization	7.2	3.8	—	4.5	3.7	—
Total operating expenses	$19.9	$9.3	$—	$13.6	$10.5	$—

Property operating expenses in the Core Portfolio increased $1.4 million primarily as a result of $0.8 million from Brandywine and $0.3 million from the 2013 and 2012 Core Acquisitions.

Real estate taxes in the Core Portfolio increased $0.9 million primarily as a result of $0.4 million from the 2013 and 2012 Core Acquisitions and $0.3 million from Brandywine.

General and administrative in the Core Portfolio increased $1.3 million primarily as a result of increased compensation due to additional staffing and increased stock compensation.

Depreciation and amortization in the Core Portfolio increased $2.7 million primarily as a result of $1.7 million from the 2013 and 2012 Core Acquisitions and $0.9 million from Brandywine.

(dollars in millions)	2013			2012
Other	Core Portfolio	Opportunity Funds	Notes Receivable	Core Portfolio	Opportunity Funds	Notes Receivable
Equity in earnings (losses) of unconsolidated affiliates	$—	$0.8	$—	$(0.1)	$4.7	$—
Impairment of asset	(1.5)	—	—	—	—	—
Interest and other finance expense	(6.6)	(4.3)	—	(3.8)	(3.3)	—
Income tax benefit (provision)	0.1	(0.1)	—	(1.2)	0.2	—
Income from discontinued operations	—	4.5	—	—	6.0	—
Net (income) loss attributable to noncontrolling interests -
- Continuing operations	(0.5)	3.6	—	—	0.7	—
- Discontinued operations	—	(3.9)	—	—	(5.0)	—

Equity in earnings (losses) of unconsolidated affiliates in the Opportunity Funds decreased primarily as a result of our share of a $3.4 million gain on the sale of an unconsolidated Opportunity Fund investment during 2012 ("2012 Fund Unconsolidated Dispositions") and $2.1 million of distributions in excess of basis from our Albertson's investment during 2012. These decreases were offset by a $1.2 million increase in our share of earnings from our investment in the Self- Storage Management company during 2013.

Impairment of asset in the Core Portfolio represents an impairment charge on Walnut Hill Plaza. See Note 1 in the Notes to Consolidated Financial Statements for a discussion of the impairment charge.

Interest expense in the Core Portfolio increased $2.8 million primarily due to Brandywine. Interest expense in the Opportunity Funds increased $1.0 million in 2013, primarily due to higher average outstanding borrowings.

Income from discontinued operations represents activity related to properties held for sale in 2013 and properties sold during 2013 and 2012. See Note 4 in the Notes to Consolidated Financial Statements for a discussion of our 2013 dispositions.

Net (income) loss attributable to noncontrolling interests - Continuing operations and Discontinued operations primarily represents the noncontrolling interests' share of all the Opportunity Funds variances discussed above.

Comparison of the six months ended June 30, 2013 ("2013") to the six months ended June 30, 2012 ("2012")

(dollars in millions)	2013			2012
Revenues	Core Portfolio	Opportunity Funds	Notes Receivable	Core Portfolio	Opportunity Funds	Notes Receivable
Rental income	$44.4	$23.5	$—	$26.6	$19.4	$—
Interest income	—	—	6.3	—	—	4.2
Expense reimbursements	9.7	5.6	—	5.7	5.5	—
Other	0.8	2.9	—	0.9	0.4	—
Total revenues	$54.9	$32.0	$6.3	$33.2	$25.3	$4.2

Rental income in the Core Portfolio increased $17.8 million primarily as a result of additional rents of (i) $8.7 million from 2013 and 2012 Core Acquisitions, (ii) $8.3 million from Brandywine and (iii) $0.7 million from Core Re-anchoring. Rental income in the Opportunity Funds increased $4.1 million primarily as a result of additional rents of (i) $0.7 million from 2013 Fund Acquisitions, (ii) $0.6 million from acquisitions of 210 Bowery 3104 M Street and Lincoln Park Center ("2012 Fund Acquisitions") and (iii) $2.1 million from Fund Redevelopment Properties.

The increase in interest income was primarily due to the origination of three notes during December 2012 partially offset by the repayment of three notes during 2012.

Expense Reimbursements in the Core Portfolio increased $4.0 million primarily as a result of $1.2 million from the 2013 and 2012 Core Acquisitions, and $1.4 million from Brandywine as well as an increase in snow related reimbursements.

Other income in the Opportunity Funds increased $2.5 million primarily as a result of the collection of a note receivable originated in 2010, which had been written off prior to 2013.

(dollars in millions)	2013			2012
Operating Expenses	Core Portfolio	Opportunity Funds	Notes Receivable	Core Portfolio	Opportunity Funds	Notes Receivable
Property operating	$6.4	$5.1	$—	$3.5	$5.5	$—
Other operating	1.0	0.9	—	0.8	1.5	—
Real estate taxes	6.6	4.3	—	4.6	4.3	—
General and administrative	11.4	0.5	—	10.3	0.9	—
Depreciation and amortization	13.8	7.8	—	8.2	7.1	—
Total operating expenses	$39.2	$18.6	$—	$27.4	$19.3	$—

Property operating expenses in the Core Portfolio increased $2.9 million primarily as a result of $0.6 million from the 2013 and 2012 Core Acquisitions, $1.2 million from Brandywine and $0.5 million from additional snow related expenses.

Real estate taxes in the Core Portfolio increased $2.0 million primarily as a result of $1.0 million from the 2013 and 2012 Core Acquisitions and $0.7 million from Brandywine.

General and administrative in the Core Portfolio increased $1.1 million primarily as a result of increased compensation due to additional staffing and increased stock compensation, offset by higher internal capitalized leasing salaries during 2013.

Depreciation and amortization in the Core Portfolio increased $5.6 million primarily as a result of $3.3 million from the 2012 Core Acquisitions and $1.7 million from Brandywine.

(dollars in millions)	2013			2012
Other	Core Portfolio	Opportunity Funds	Notes Receivable	Core Portfolio	Opportunity Funds	Notes Receivable
Equity in earnings (losses) of unconsolidated affiliates	$—	$3.1	$—	$0.2	$4.3	$—
Impairment of asset	(1.5)	—	—	—	—	—
Interest and other finance expense	(12.7)	(8.5)	—	(7.1)	(6.5)	—
Income tax benefit (provision)	0.2	(0.1)	—	(1.8)	0.6	—
Income from discontinued operations	—	4.9	—	—	8.3	—
Net (income) loss attributable to noncontrolling interests -
- Continuing operations	(0.8)	2.6	—	—	3.7	—
- Discontinued operations	—	(4.3)	—	—	(6.8)	—

Equity in earnings (losses) of unconsolidated affiliates in the Opportunity Funds decreased primarily as a result of our share of a $3.4 million gain on sale from 2012 Fund Unconsolidated Dispositions and $2.1 million of distributions in excess of basis from our Albertson's investment during 2012. These decreases were offset by a $2.0 million increase in our share of earnings from our investment in the Self- Storage Management company and $1.1 million of additional income from the acquisition of Fund IV's Lincoln Road Portfolio during 2013.

Impairment of asset in the Core Portfolio represents an impairment charge on Walnut Hill Plaza as previously discussed.

Interest expense in the Core Portfolio increased $5.6 million primarily due to Brandywine. Interest expense in the Opportunity Funds increased $2.0 million in 2013, primarily due to higher average outstanding borrowings.

The variance in the income tax provision in the Core Portfolio of $2.0 million relates to the re-characterization of fee income to a priority distribution at the TRS level in 2013.

Income from discontinued operations represents activity related to properties held for sale in 2013 and properties sold during 2013 and 2012. See Note 4 in the Notes to Consolidated Financial Statements for a discussion of our 2013 disposition.

Net (income) loss attributable to noncontrolling interests - Continuing operations and Discontinued operations primarily represents the noncontrolling interests' share of all the Opportunity Funds variances discussed above.

CORE PORTFOLIO PERFORMANCE

The following discussion of net property operating income ("NOI"), same-store NOI and rent spreads on new and renewal leases includes both our consolidated and pro-rata share of unconsolidated properties within our Core Portfolio. In contrast, our Opportunity Funds invest primarily in properties that typically require significant leasing and redevelopment. Given that our

Opportunity Funds are finite-life investment vehicles, these assets are typically sold following the completion of these activities. Accordingly, we believe these measures are not meaningful for our Opportunity Fund investments.

NOI represents property-related revenues less expenses. We consider NOI, same-store NOI and rent spreads on new and renewal leases for our Core Portfolio to be appropriate supplemental disclosures of portfolio operating performance due to their widespread acceptance and use within the REIT investor and analyst communities. NOI, same-store NOI and rent spreads on new and renewal leases are presented to assist investors in analyzing our property performance. However, our method of calculating these may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs.
NOI for our Core Portfolio is determined as follows:

(dollars in millions)
Reconciliation of Consolidated Operating Income to NOI - Core Portfolio
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Consolidated Operating Income	$16.8	$8.7	$35.5	$16.0
Add back:
General and administrative	6.3	5.2	11.9	11.1
Depreciation and amortization	11.0	8.2	21.6	15.4
Less:
Management fee income	—	(0.4)	—	(0.9)
Interest income	(3.4)	(2.1)	(6.3)	(4.2)
Straight-line rent and other adjustments	(1.9)	—	(2.6)	0.5
Consolidated NOI	28.8	19.6	60.1	37.9
Noncontrolling interest in consolidated NOI	(10.8)	(6.2)	(23.8)	(12.7)
Pro-rata share of consolidated NOI	18.0	13.4	36.3	25.2
Less: Operating Partnership's interest in Opportunity Fund NOI included above	(1.8)	(1.4)	(4.2)	(2.9)
Add: Operating Partnership's share of unconsolidated joint ventures NOI [1]	0.8	1.5	1.5	3.2
Core Portfolio NOI	$17.0	$13.5	$33.6	$25.5

Note:

(1) Does not include the Operating Partnership's share of NOI from unconsolidated joint ventures within the Opportunity Funds

Same-store NOI includes properties that we owned for both the current and prior periods presented, but excludes those properties which we acquired, redeveloped or classified as discontinued operations during these periods. We define a redevelopment property as an asset that is being repositioned in its market or undergoing significant renovation. Redevelopment activities involve taking a substantial portion of leasable space temporarily out of service and typically include structural work, demising of existing space and/or facade renovation. The following table summarizes same-store NOI for our Core Portfolio for the three and six months ended June 30, 2013 and 2012:

Reconciliation of Core Portfolio NOI to Same-Store NOI

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2013	2012	2013	2012
Core Portfolio NOI - Continuing Operations	$17.0	$13.5	$33.6	$25.5
Less properties excluded from Same-Store NOI	(4.2)	(1.5)	(9.2)	(3.2)
Same-Store NOI	$12.8	$12.0	$24.4	$22.3

Percent change from historic period	7.4%		9.3%

Components of Same-Store NOI
Same-Store Revenues	$17.3	$16.0	$33.3	$30.3
Same-Store Operating Expenses	4.5	4.0	8.9	8.0
Same-Store NOI	$12.8	$12.0	$24.4	$22.3

Following is a summary of the net change in base rent as compared to that of the former leases on new and renewal leases ("Rent Spreads") executed within our Core Portfolio during the three and six months ended June 30, 2013:

Rent Spreads on New and Renewal Leases - Core Portfolio
	Three Months Ended		Six Months Ended
	June 30, 2013		June 30, 2013
Core Portfolio New and Renewal Leases	Cash Basis	Straight-Line Basis (GAAP) (1)	Cash Basis	Straight-Line Basis (GAAP) (1)
Number of new and renewal leases executed	7	7	10	10
Gross leasable area	38,800	38,800	50,476	50,476
New base rent	$25.41	$26.60	$38.63	$45.73
Expiring base rent	$21.56	$20.58	$33.30	$32.53
Percent growth in base rent	17.9%	29.3%	16.0%	40.6%
Average cost per square foot (2)	$28.78	$28.78	$31.39	$31.39
Weighted average lease term (years)	7.4	7.4	8.4	8.4
Notes:
(1) Includes contractual rental escalations, abated rent and lease incentives.
(2) The average cost per square foot includes tenant improvement costs, leasing commissions and tenant allowances.

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

The reconciliation of net income to FFO for the three and six months ended June 30, 2013 and 2012 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(amounts in millions, except per share amounts)	2013	2012	2013	2012
Funds From Operations
Net income attributable to Common Shareholders	$8.8	$6.8	$18.4	$10.8
Depreciation of real estate and amortization of leasing costs (net of noncontrolling interests’ share)
Consolidated affiliates	7.0	5.5	13.6	10.1
Unconsolidated affiliates	0.7	0.6	1.2	1.2
Gain on sale (net of noncontrolling interests’ share)
Consolidated affiliates	(0.8)	(0.2)	(0.8)	(0.2)
Unconsolidated affiliates	—	(0.6)	—	(0.6)
Impairment of asset	1.5	—	1.5	—
Income attributable to noncontrolling interests’ in Operating Partnership	0.1	0.1	0.2	0.2
Funds from operations	$17.3	$12.2	$34.1	$21.5
Funds From Operations per Share - Diluted
Weighted average number of Common Shares and OP Units	56.2	45.3	55.4	44.6
Diluted funds from operations, per share	$0.31	$0.27	$0.62	$0.48

USES OF LIQUIDITY

Our principal uses of liquidity are:

•	Core Portfolio acquisitions, redevelopment and re-tenanting activities;

•	Investments in notes receivable and other real estate related investments;

•	Investments through our Opportunity Funds, which include the funding of our share of committed capital;

•	Distributions to our Common Shareholders, OP and LTIP Unit holders, and noncontrolling interests; and

•	Payment of principal and interest on our mortgage loans and credit facilities.

Investments

Core Portfolio

Through July 31, 2013, we acquired three properties for $120.9 million. See Note 4 and Note 14 to the Notes to Consolidated Financial Statements for a discussion of these investments.

During 2011, we initiated the key re-anchoring of three properties. During 2012 we completed two of these projects. Leases for prospective tenants at the third project, the Crossroads Shopping Center, are in various stages of negotiation. Costs associated with re-tenanting activity at this center are expected to range between $8.0 million and $11.0 million and completion is expected to occur during 2014.

Notes Receivable

We made no investments in notes receivable during the six months ended June 30, 2013. See Note 6 to the Notes to Consolidated Financial Statements for an overview of our notes receivable.

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

During June 2013, Fund IV, acquired a 98% initial interest in 2819 Kennedy Boulevard and a 99% initial interest in Promenade at Manassas as further described in Note 4 to the Notes to Consolidated Financial Statements. Fund IV's cash contribution to these two investments totaled $47.3 million.

As part of our Opportunity Fund strategy, we invest in real estate assets that require significant redevelopment. As of June 30, 2013, we had eight redevelopment projects, one of which is under construction and seven are in various stages of development as follows:

(dollars in millions)
Property	Owner	Costs to date	Anticipated additional costs (1)	Square feet upon completion	Anticipated completion dates
City Point	Fund II	$190.3	$59.7 - $149.7	675,000	2015
Sherman Plaza	Fund II	34.7	TBD	TBD	TBD
Sheepshead Bay	Fund III	22.9	TBD	TBD	TBD
723 N. Lincoln Lane	Fund III	6.7	TBD	TBD	TBD
Cortlandt Crossing	Fund III	11.5	35.5 - 44.5	150,000 - 170,000	2016
3104 M Street NW	Fund III	3.0	4.0 - 5.5	10,000	TBD
Broad Hollow Commons	Fund III	13.0	37.0 - 47.0	180,000 - 200,000	2016
210 Bowery	Fund IV	7.7	3.8 - 4.3	10,000	2015
Total		$289.8

Notes:

TBD - To be determined

(1) Anticipated additional costs are estimated ranges for completing the projects and include costs for tenant improvements and leasing commissions.

Distributions

In order to qualify as a REIT for Federal income tax purposes, we must currently distribute at least 90% of our taxable income to our shareholders. For the three and six months ended June 30, 2013, we paid dividends and distributions on our Common Shares, Common OP Units and LTIP Unit holders totaling $11.8 million and $21.4 million, respectively, which were funded from the Operating Partnership's share of operating cash flow.

In addition, distributions of $15.8 million were made to noncontrolling interests in Fund III during the six months ended June 30, 2013. Of this, $6.4 million was made from operating cash flows and $9.4 million resulted from financing proceeds.

Share Repurchase

We have an existing share repurchase program that authorizes management, at its discretion, to repurchase up to $20.0 million of our outstanding Common Shares. The program may be discontinued or extended at any time and there is no assurance that we will purchase the full amount authorized. Under this program we have repurchased 2.1 million Common Shares, none of which were repurchased after December 2001. As of June 30, 2013, management has remaining authority to repurchase up to approximately $7.5 million of our outstanding Common Shares under this program.

SOURCES OF LIQUIDITY

Our principal sources of liquidity are:

•	The issuance of public equity, OP Units or debt instruments;

•	Cash on hand of $100.0 million as of June 30, 2013 and cash flows from operating activities;

•	Unfunded capital commitments from noncontrolling interests;

•	Future sales of existing properties; and

•	Debt financings

Issuance of Equity

During April 2012, we filed a shelf registration on Form S-3 providing for offerings of up to a total of $500.0 million of Common Shares, Preferred Shares, debt securities and other securities. We have remaining capacity under this registration statement to issue up to approximately $81.3 million of these securities.

During 2013 we have issued 2.8 million Common Shares under our an at-the-market ("ATM") equity program for net proceeds of $76.0 million. See Note 3 in the Notes to Consolidated Financial Statements for additional information related to our ATM equity program.

Opportunity Fund Capital

During the first six months of 2013, capital contributions received from noncontrolling interests in our Opportunity Funds totaled $15.6 million. As of June 30, 2013, unfunded capital commitments from noncontrolling interests in our Opportunity Funds totaled $457.6 million. See Note 1 in the Notes to Consolidated Financial Statements for additional information related to our Opportunity Fund capital activity.

Asset Sales

During May 2013, we closed on the sale of our self-storage facility located in Pelham, NY for $11.9 million, which generated net proceeds of $5.2 million after the repayment of $6.7 million of debt.

Debt Financings

During the six months ended June 30, 2013, we received loan proceeds of $68.5 million, net of repayments on loans that were refinanced, on five debt financings. In addition, we received $193.0 million of loan proceeds which have been deposited in a restricted cash account available to fund future project construction activities. See Note 8 in the Notes to Consolidated Financial Statements for additional information on the transactions related to mortgage loans, bond financing and credit facilities completed during the six months ended June 30, 2013.

As of June 30, 2013, mortgages, convertible notes and other notes payable aggregated $1,091.2 million, net of unamortized premium of $2.0 million, and the mortgages were collateralized by 38 properties and related tenant leases. Interest rates on our outstanding mortgage indebtedness convertible notes and other notes payable ranged from 1.00% to 7.25% with maturities that ranged from December 2013 to April 2023. Taking into consideration $181.4 million of notional principal under variable to fixed-rate swap agreements currently in effect, $841.0 million of the mortgages, convertible notes and other notes payable, or 77.1%, was fixed at a 5.15% weighted average interest rate and $250.2 million, or 22.9% was floating at a 2.91% weighted average interest rate as of June 30, 2013. There is $49.9 million of debt maturing in 2013 at a weighted average interest rate of 4.15%. Of this amount, $4.1 million represents scheduled annual amortization. As it relates to the remaining maturities in 2013, we may not have sufficient cash on hand to repay such indebtedness, and, therefore, we expect to refinance at least a portion of this indebtedness or select other alternatives based on market conditions as these loans mature.

The following table sets forth certain information pertaining to our secured and unsecured credit facilities:

(dollars in millions) Borrower	Total amount of credit facility	Amount borrowed as of December 31, 2012	Net borrowings (repayments) during the six months ended June 30, 2013	Amount borrowed as of June 30, 2013	Letters of credit outstanding as of June 30, 2013	Amount available under credit facilities as of June 30, 2013
Acadia Realty, LP (1)	$150.0	$—	$—	$—	$12.5	$137.5
Fund IV (2)	150.0	93.1	(46.2)	46.9	—	103.1
Total	$300.0	$93.1	$(46.2)	$46.9	$12.5	$240.6

Notes:

(1) This is an unsecured revolving credit facility.
(2) The Fund IV revolving subscription line of credit is secured by unfunded investor capital commitments.

The following table summarizes our mortgage and other indebtedness as of June 30, 2013 and December 31, 2012:

(dollars in millions)
Description of Debt and Collateral	6/30/13	12/31/12	Interest Rate at 6/30/13	Maturity	Payment Terms
Mortgage notes payable – variable-rate
161st Street	$—	$28.9	6.20% (LIBOR+6.00%)	4/1/2013	Interest only monthly
Pelham Manor	26.9	33.8	2.94% (LIBOR+2.75%)	12/1/2013	Monthly principal and interest
210 Bowery	4.6	—	2.14% (LIBOR+1.95%)	6/1/2014	Interest only monthly
Branch Shopping Plaza	12.4	12.6	2.44% (LIBOR+2.25%)	9/30/2014	Monthly principal and interest
640 Broadway	22.8	22.8	3.14% (LIBOR+2.95%)	7/1/2015	Interest only monthly until 7/14; monthly principal and interest thereafter
Heritage Shops	21.0	21.0	2.44% (LIBOR+2.25%)	8/10/2015	Interest only monthly until 9/13; monthly principal and interest thereafter
City Point	20.7	20.7	2.69% (LIBOR+2.50%)	8/12/2015	Interest only monthly
City Point	20.0	—	5.19% (LIBOR+5.00%)	8/23/2015	Interest only monthly
Fordham Place	79.0	82.2	3.19% (LIBOR+3.00%)	9/25/2015	Monthly principal and interest
Cortlandt Towne Center	73.1	73.5	2.22% (LIBOR+2.03%)	10/26/2015	Interest only monthly
New Hyde Park Shopping Center	6.4	6.5	2.44% (LIBOR+2.25%)	11/10/2015	Monthly principal and interest
Nostrand Avenue	12.8	—	2.84% (LIBOR+2.65%)	2/15/2016	Monthly principal and interest
161st Street	29.5	—	2.69% (LIBOR+2.50%)	4/1/2018	Interest only monthly
Village Commons Shopping Center	9.1	9.2	1.59% (LIBOR+1.40%)	6/30/2018	Monthly principal and interest
West Diversey	15.1	15.3	2.09% (LIBOR+1.90%)	4/27/2019	Monthly principal and interest
4401 White Plains Rd	6.3	6.4	2.09% (LIBOR+1.90%)	8/1/2022	Monthly principal and interest
28 Jericho Turnpike	16.4	—	2.09% (LIBOR+1.90%)	1/23/2023	Monthly principal and interest
60 Orange Street	8.6	—	1.94% (LIBOR+1.75%)	4/3/2023	Monthly principal and interest
Sub-total mortgage notes payable	384.7	332.9
Secured credit facilities - variable rate:
Unsecured line of credit	—	—	1.74% (LIBOR+1.55%)	1/3/2016	Interest only monthly
Fund IV revolving subscription line of credit	46.9	93.1	1.84% (LIBOR+1.65%)	11/20/2015	Interest only monthly
Sub-total secured credit facilities	46.9	93.1
Interest rate swaps (1)	(181.4)	(132.8)
Total variable-rate debt	250.2	293.2

(dollars in millions)
Description of Debt and Collateral	6/30/13	12/31/12	Interest Rate at 6/30/13	Maturity	Payment Terms
Mortgage notes payable – fixed-rate
Lincoln Park Centre	$19.3	$19.5	5.85%	12/1/2013	Monthly principal and interest
Clark Diversey	4.3	4.3	6.35%	7/1/2014	Monthly principal and interest
New Loudon Center	13.5	13.6	5.64%	9/6/2014	Monthly principal and interest
City Point	20.0	20.0	7.25%	11/1/2014	Interest only quarterly
Crescent Plaza	16.9	17.0	4.98%	9/6/2015	Monthly principal and interest
Pacesetter Park Shopping Center	11.6	11.7	5.12%	11/6/2015	Monthly principal and interest
Elmwood Park Shopping Center	33.0	33.3	5.53%	1/1/2016	Monthly principal and interest
Chicago Portfolio	14.2	14.3	5.62%	2/1/2016	Monthly principal and interest
Chicago Portfolio	1.5	1.5	5.55%	2/1/2016	Monthly principal and interest
The Gateway Shopping Center	19.9	20.0	5.44%	3/1/2016	Monthly principal and interest
340 River Street	6.9	6.9	6.26%	5/1/2016	Monthly principal and interest
330 River Street	4.1	4.2	3.68%	5/1/2016	Monthly principal and interest
Brandywine	166.2	—	5.99%	7/1/2016	Interest only monthly
Walnut Hill Plaza	23.1	23.2	6.06%	10/1/2016	Monthly principal and interest
Brentwood Shopping Center	16.3	16.4	6.35%	12/1/2016	Monthly principal and interest
239 Greenwich Avenue	26.0	26.0	5.42%	2/11/2017	Interest only monthly
639 W Diversey	4.3	4.4	6.65%	3/1/2017	Monthly principal and interest
Merrillville Plaza	26.0	26.2	5.88%	8/1/2017	Monthly principal and interest
216th Street	25.5	25.5	5.80%	10/1/2017	Interest only monthly
City Point	193.0	—	4.75%	2018	Interest only monthly (2)
City Point	5.2	5.2	1.00%	8/23/2019	Interest only monthly
A&P Shopping Plaza	7.9	7.9	4.20%	9/6/2022	Monthly principal and interest
Interest rate swaps (1)	181.4	132.8	3.91%
Total fixed-rate debt	840.1	433.9
Unamortized premium (discount)	2.0	(0.1)
Total	$1,092.3	$727.0

Notes:

(1) Represents the amount of our variable-rate debt that has been fixed through certain cash flow hedge transactions. See Note 7 to the Notes to Consolidated Financial Statements for a discussion of these transactions.

(2) Maturity date for this loan is 5 years from the approval of the final funds from USCIS which is currently anticipated to be during 2013. See Note 8 to the Notes to Consolidated Financial Statements for more information relating to this loan.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

At June 30, 2013, maturities on our mortgages, convertible notes and other notes payable ranged from December 2013 to April 2023. In addition, we have non-cancelable ground leases at eight of our shopping centers. We also lease space for our corporate headquarters for a term expiring in 2015. The following table summarizes our debt maturities, obligations under non-cancelable operating leases and construction contracts as of June 30, 2013:

(dollars in millions)	Payments due by period
Contractual obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Future debt maturities	$1,091.2	$58.4	$460.6	$326.6	$245.6
Interest obligations on debt	191.4	48.8	83.1	35.0	24.5
Operating lease obligations	102.2	4.2	8.9	6.9	82.2
Construction commitments	91.5	91.5	—	—	—
Total	$1,476.3	$202.9	$552.6	$368.5	$352.3

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

See Note 5 to the Notes to Consolidated Financial Statements for a discussion of our unconsolidated investments. Our pro-rata share of debt related to these unconsolidated investments is as follows:

(dollars in millions)	Operating Partnership
Investment	Pro-rata share of mortgage debt	Interest rate at June 30, 2013	Maturity Date
Lincoln Road (Fund III)	$3.7	6.14%	August 2014
Crossroads	28.8	5.37%	December 2014
Parkway Crossing	2.4	2.20%	January 2015
Arundel Plaza	1.6	5.60%	April 2015
White City Shopping Center	6.4	2.60%	December 2017
Miami Beach Lincoln Road	18.4	1.79%	June 2018
Georgetown Portfolio	9.2	4.72%	December 2027
Total	$70.5

In addition, we have arranged for the provision of two separate letters of credit in connection with certain leases and investments. As of June 30, 2013, there was no outstanding balance under the letters of credit. If the letters of credit were fully drawn, the maximum amount of our exposure would be $12.5 million.

In addition to our derivative financial instruments, one of our unconsolidated affiliates is a party to two separate interest rate LIBOR swaps with a notional value of $28.9 million, which effectively fix the interest rate at 5.54% and expire in December 2017. Our pro-rata share of the fair value of such affiliates' derivative liabilities totaled $0.3 million at June 30, 2013.

HISTORICAL CASH FLOW

The following table compares the historical cash flow for the six months ended June 30, 2013 ("2013") with the cash flow for the six months ended June 30, 2012 ("2012"):

	Six Months Ended June 30,
(dollars in millions)	2013	2012	Change
Net cash provided by operating activities	$24.9	$33.1	$(8.2)
Net cash used in investing activities	(101.1)	(167.6)	66.5
Net cash provided by financing activities	84.4	111.2	(26.8)
Total	$8.2	$(23.3)	$31.5

A discussion of the significant changes in cash flow for 2013 compared to 2012 is as follows:

Operating Activities

The decrease of $8.2 million in net cash provided by operating activities primarily resulted from the following:

Items which contributed to a decrease in cash from operating activities:

•	Additional cash of $17.2 million used to fund prepaid ground rent for Fund II's City Point project during 2013

Items which contributed to an increase in cash from operating activities:

•	Additional net operating income from Core and Fund Property Acquisitions and Redevelopment Properties

Investing Activities

The decrease of $66.5 million in net cash used in investing activities primarily resulted from the following:

Items which contributed to a decrease in cash used in investing activities:

•	An increase of $76.9 million in 2013 in return of capital from unconsolidated affiliates

•	A decrease of $34.5 million related to advances of notes receivable during 2013

•	An increase of $3.5 million in 2013 in collections of notes receivable

Items which contributed to an increase in cash used in investing activities:

•	An increase of $47.8 million used in investments in and advances to unconsolidated affiliates during 2013 related to our investments in 2819 Kennedy Boulevard and Promenade at Manassas

Financing Activities

The $26.8 million decrease in net cash provided by financing activities resulted primarily from the following:

Items which contributed to a decrease in cash from financing activities:

•	A decrease of $92.5 million in contributions from noncontrolling interests during 2013

•	An increase of $7.6 million in deferred financing costs related to new financings during 2013

Items which contributed to an increase in cash from financing activities:

•	An additional $36.7 million in mortgage debt proceeds, net of principal payments and funding of a restricted cash account during 2013

•	A decrease of $26.7 million in distributions to noncontrolling interests during 2013

•	An additional $15.2 million of net proceeds from the issuance of Common Shares, net of costs during 2013

•	An additional $5.4 million in dividends paid to Common Shareholders during 2013

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

Currently, we manage our exposure to fluctuations in interest rates primarily through the use of fixed-rate debt and interest rate swap and cap agreements. As of June 30, 2013, we had total mortgage debt, convertible notes and other notes payable of $1,093.2 million, of which $843.0 million or 77.1% was fixed-rate, inclusive of interest rate swaps, and $250.2 million or 22.9% was variable-rate based upon LIBOR plus certain spreads. As of June 30, 2013, we were a party to 11 interest rate swap transactions and five interest rate caps to hedge our exposure to changes in interest rates with respect to $181.4 million and $183.3 million of LIBOR-based variable-rate debt, respectively.

Of our total consolidated outstanding debt, $49.9 million and $61.9 million will become due in 2013 and 2014, respectively. As we intend on refinancing some or all of such debt at the then-existing market interest rates, which may be greater than the current interest rate, our interest expense would increase by approximately $1.1 million annually if the interest rate on the refinanced debt increased by 100 basis points. After giving effect to noncontrolling interests, our share of this increase would be $0.5 million.

Interest expense on our consolidated variable-rate debt, net of variable to fixed-rate swap agreements currently in effect, as of June 30, 2013 would increase by $2.5 million annually if LIBOR increased by 100 basis points. After giving effect to noncontrolling interests, our share of this increase would be $0.8 million. We may seek additional variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, we would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.

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

Part II.    Other Information

Item 1.    Legal Proceedings.

During the first quarter 2013, the Company and certain affiliates, together with Michael Bloomberg, as mayor of the City of New York, certain public corporations and others were named in an Article 78 Proceeding (the “Proceeding”) brought by certain construction unions, Families United For Racial and Economic Equality and others in the Supreme Court of New York regarding the Company's City Point project. The Proceeding seeks an injunction to halt construction and financing activities until certain alleged environmental requirements are satisfied. The issue has been joined and submitted to the Court for a determination. The Company believes that the Proceeding is without merit.

During July 2013, a lawsuit was brought against the Company relating to the 2011 flood at Mark Plaza by Kmart Corporation. The lawsuit alleges a breach of contract and negligence relating to landlord responsibility for damages incurred by the tenant as a result of the flood. The tenant is seeking damages in excess of $9.0 million. The Company believes that this lawsuit is without merit.

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

ACADIA REALTY TRUST

August 7, 2013	/s/ Kenneth F. Bernstein Kenneth F. Bernstein President and Chief Executive Officer (Principal Executive Officer)

August 7, 2013	/s/ Jonathan W. Grisham Jonathan W. Grisham Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Description
3.1	Declaration of Trust of the Company (incorporated by reference to the copy thereof filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K filed for the fiscal year ended December 31, 2012.)
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