Form 10-Q
period 2013-09-30
ACADIA REALTY TRUST
filed 2013-11-05
CIK 899629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or
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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒
As of November 5, 2013 there were 55,549,007 common shares of beneficial interest, par value $.001 per share, outstanding.

ACADIA REALTY TRUST AND SUBSIDIARIES

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements.

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(dollars in thousands)	September 30, 2013	December 31, 2012
ASSETS	(unaudited)
Operating real estate
Land	$318,539	$276,109
Buildings and improvements	1,023,184	773,058
Construction in progress	7,256	2,364
	1,348,979	1,051,531
Less: accumulated depreciation	218,921	167,689
Net operating real estate	1,130,058	883,842
Real estate under development	334,445	246,602
Notes receivable, net	95,352	129,278
Investments in and advances to unconsolidated affiliates	199,113	221,904
Cash and cash equivalents	88,421	91,813
Cash in escrow	19,971	15,846
Restricted cash	134,392	—
Rents receivable, net	23,731	17,320
Deferred charges, net	29,941	18,343
Acquired lease intangibles, net	32,583	28,576
Prepaid expenses and other assets	44,858	28,252
Assets of discontinued operations	216,503	226,664
Total assets	$2,349,368	$1,908,440

LIABILITIES
Mortgage and other notes payable	$1,004,175	$603,043
Convertible notes payable	380	930
Distributions in excess of income from, and investments in, unconsolidated affiliates	12,426	22,707
Accounts payable and accrued expenses	36,694	27,437
Dividends and distributions payable	11,984	9,674
Acquired lease intangibles, net	22,204	14,115
Other liabilities	16,318	14,207
Liabilities of discontinued operations	132,031	146,071
Total liabilities	1,236,212	838,184

EQUITY
Shareholders' Equity
Common shares, $.001 par value, authorized 100,000,000 shares; issued and outstanding 55,448,856 and 52,482,598 shares, respectively	55	52
Additional paid-in capital	660,160	581,925
Accumulated other comprehensive loss	(746)	(4,307)
Retained earnings	38,294	45,127
Total shareholders’ equity	697,763	622,797
Noncontrolling interests	415,393	447,459
Total equity	1,113,156	1,070,256
Total liabilities and equity	$2,349,368	$1,908,440
See accompanying notes

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share amounts)	2013	2012	2013	2012
Revenues
Rental income	$29,913	$21,708	$88,067	$59,208
Interest income	2,969	1,921	9,265	6,127
Expense reimbursements	7,279	4,567	20,800	13,770
Other	157	635	3,759	1,928
Total revenues	40,318	28,831	121,891	81,033
Operating Expenses
Property operating	5,095	3,874	13,387	10,112
Other operating	842	613	2,743	2,929
Real estate taxes	5,795	4,353	15,739	11,973
General and administrative	5,335	5,517	17,261	16,636
Depreciation and amortization	10,450	7,376	29,278	20,671
Total operating expenses	27,517	21,733	78,408	62,321
Operating income	12,801	7,098	43,483	18,712
Equity in earnings (losses) of unconsolidated affiliates	4,209	(2,538)	7,274	1,997
Impairment of asset	—	—	(1,500)	—
Interest and other finance expense	(10,517)	(6,085)	(29,562)	(16,547)
Income (loss) from continuing operations before income taxes	6,493	(1,525)	19,695	4,162
Income tax (provision) benefit	(186)	104	(53)	(1,125)
Income (loss) from continuing operations	6,307	(1,421)	19,642	3,037
Discontinued Operations
Operating income from discontinued operations	2,835	2,159	6,100	9,030
Gain on sale of properties	—	5,917	4,191	8,585
Income from discontinued operations	2,835	8,076	10,291	17,615
Net income	9,142	6,655	29,933	20,652
Noncontrolling interests
Continuing operations	2,551	7,223	6,391	11,775
Discontinued operations	(2,208)	(6,297)	(8,459)	(13,998)
Net loss (income) attributable to noncontrolling interests	343	926	(2,068)	(2,223)
Net income attributable to Common Shareholders	$9,485	$7,581	$27,865	$18,429

Basic Earnings per Share
Income from continuing operations	$0.16	$0.12	$0.47	$0.33
Income from discontinued operations	0.01	0.04	0.03	0.08
Basic earnings per share	$0.17	$0.16	$0.50	$0.41

Diluted Earnings per Share
Income from continuing operations	$0.16	$0.12	$0.47	$0.33
Income from discontinued operations	0.01	0.04	0.03	0.08
Diluted earnings per share	$0.17	$0.16	$0.50	$0.41
See accompanying notes

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
(dollars in thousands)
Net income	$9,142	$6,655	$29,933	$20,652
Other comprehensive (loss) income
Unrealized (loss) income on valuation of swap agreements	(857)	(1,315)	2,247	(3,870)
Reclassification of realized interest on swap agreements	795	681	2,132	1,964
Other comprehensive (loss) income	(62)	(634)	4,379	(1,906)
Comprehensive income	9,080	6,021	34,312	18,746
Comprehensive loss (income) attributable to noncontrolling interests	416	1,282	(2,886)	(1,167)
Comprehensive income attributable to Common Shareholders	$9,496	$7,303	$31,426	$17,579
See accompanying notes

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(unaudited)

	Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
(amounts in thousands, except per share amounts)	Shares	Amount
Balance at December 31, 2012	52,482	$52	$581,925	$(4,307)	$45,127	$622,797	$447,459	$1,070,256
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	92	—	1,548	—	—	1,548	(1,548)	—
Issuance of Common Shares, net of issuance costs	2,822	3	75,762	—	—	75,765	—	75,765
Dividends declared ($0.63 per Common Share)	—	—	—	—	(34,698)	(34,698)	(1,014)	(35,712)
Employee and trustee stock compensation, net	53	—	925	—	—	925	3,667	4,592
Consolidation of previously unconsolidated investment	—	—	—	—	—	—	(33,949)	(33,949)
Noncontrolling interest distributions	—	—	—	—	—	—	(29,623)	(29,623)
Noncontrolling interest contributions	—	—	—	—	—	—	27,515	27,515
	55,449	55	660,160	(4,307)	10,429	666,337	412,507	1,078,844
Comprehensive income:
Net income	—	—	—	—	27,865	27,865	2,068	29,933
Unrealized income on valuation of swap agreements	—	—	—	2,173	—	2,173	74	2,247
Reclassification of realized interest on swap agreements	—	—	—	1,388	—	1,388	744	2,132
Total comprehensive income	—	—	—	3,561	27,865	31,426	2,886	34,312
Balance at September 30, 2013	55,449	$55	$660,160	$(746)	$38,294	$697,763	$415,393	$1,113,156

ACADIA REALTY TRUST AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended
	September 30,
(dollars in thousands)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$29,933	$20,652
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	32,054	29,653
Amortization of financing costs	2,801	2,395
Gain on sale of property	(4,191)	(8,585)
Impairment of asset	1,500	—
Share-based compensation expense	4,590	3,056
Equity in earnings of unconsolidated affiliates	(7,274)	(1,997)
Distributions of operating income from unconsolidated affiliates	4,644	4,087
Other, net	(3,598)	336
Changes in assets and liabilities
Cash in escrow	(3,378)	1,939
Rents receivable, net	(4,315)	(5,639)
Prepaid expenses and other assets	(19,894)	(7,625)
Accounts payable and accrued expenses	5,845	(3,013)
Other liabilities	2,904	739
Net cash provided by operating activities	41,621	35,998

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate	(140,075)	(137,208)
Redevelopment and property improvement costs	(79,549)	(55,817)
Deferred leasing costs	(4,226)	(3,397)
Investments in and advances to unconsolidated affiliates	(54,207)	(19,356)
Return of capital from unconsolidated affiliates	88,403	13,497
Consolidation of previously unconsolidated investment	1,864	—
Proceeds from notes receivable	15,779	2,005
Issuance of notes receivable	—	(34,500)
Proceeds from sale of properties, net	11,815	44,703
Net cash used in investing activities	(160,196)	(190,073)

ACADIA REALTY TRUST AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (unaudited)

	Nine Months Ended
	September 30,
(dollars in thousands)	2013	2012

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage notes	(140,037)	(189,747)
Proceeds received from mortgage notes	360,943	214,276
Loan proceeds held as restricted cash	(134,392)	—
Purchase of convertible notes payable	(550)	—
Deferred financing and other costs	(11,018)	(6,684)
Capital contributions from noncontrolling interests	27,515	122,309
Distributions to noncontrolling interests	(30,572)	(63,463)
Dividends paid to Common Shareholders	(32,471)	(23,671)
Proceeds from issuance of Common Shares, net of issuance costs of $1,430 and $2,000, respectively	75,765	96,540
Net cash provided by financing activities	115,183	149,560
Decrease in cash and cash equivalents	(3,392)	(4,515)
Cash and cash equivalents, beginning of period	91,813	89,812
Cash and cash equivalents, end of period	$88,421	$85,297

Supplemental disclosure of cash flow information
Cash paid during the period for interest, net of capitalized interest of $6,429 and $4,515, respectively	$29,758	$24,528
Cash paid for income taxes	$281	$941

Supplemental disclosure of non-cash investing activities:
Acquisition of real estate through assumption of debt	$—	$59,335
Acquisition of real estate through issuance of OP Units	$—	$2,279
Acquisition of real estate through conversion of notes receivable	$18,500	$14,000

Consolidation of previously unconsolidated investment
Real estate, net	$(118,484)	$—
Mortgage notes payable	166,200	—
Distributions in excess of income from, and investments in, unconsolidated affiliates	(10,298)	—
Other assets and liabilities	(1,605)	—
Noncontrolling interest	(33,949)	—
Cash included in consolidation of previously unconsolidated investment	$1,864	$—

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

All of the Company's assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership (the "Operating Partnership") and entities in which the Operating Partnership owns an interest. As of September 30, 2013, the Trust controlled approximately 99% of the Operating Partnership as the sole general partner. As the general partner, the Trust is entitled to share, in proportion to its percentage interest, in the cash distributions and profits and losses of the Operating Partnership. The limited partners primarily represent entities or individuals that contributed their interests in certain properties or entities to the Operating Partnership in exchange for common or preferred units of limited partnership interest ("Common OP Units" or "Preferred OP Units") and employees who have been awarded restricted OP units ("LTIP Units") as long-term incentive compensation (Note 13). Limited partners holding Common OP Units are generally entitled to exchange their units on a one-for-one basis for common shares of beneficial interest of the Trust ("Common Shares").

As of September 30, 2013, the Company has ownership interests in 74 properties within its core portfolio, which consist of those properties either wholly owned, or partially owned through joint venture interests, by the Operating Partnership, or subsidiaries thereof, not including those properties owned through its opportunity funds ("Core Portfolio"). The Company also has ownership interests in 32 properties within its four opportunity funds, Acadia Strategic Opportunity Fund, L.P. ("Fund I"), Acadia Strategic Opportunity Fund II, LLC ("Fund II"), Acadia Strategic Opportunity Fund III LLC ("Fund III") and Acadia Strategic Opportunity Fund IV LLC ("Fund IV" and together with Funds I, II and III, the "Opportunity Funds"). The 106 Core Portfolio and Opportunity Fund properties consist of commercial properties, which are primarily high-quality urban and/or street retail properties, community shopping centers and mixed-use properties with a retail component. Fund I and Fund II also include investments in operating companies through Acadia Mervyn Investors I, LLC ("Mervyns I"), Acadia Mervyn Investors II, LLC ("Mervyns II") and, in certain instances, directly through Fund II, all on a non-recourse basis. These investments comprise and are referred to as the Company's Retailer Controlled Property Initiative ("RCP Venture").

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

Following is a table summarizing the general terms and the Operating Partnership's equity interests in the Opportunity Funds and Mervyns I and II:

Entity	Formation Date	Operating Partnership Share of Capital	Committed Capital (2)	Capital Called as of September 30, 2013 (2)	Equity Interest Held By Operating Partnership	Preferred Return	Capital Returned as of September 30, 2013 (2)
Fund I and Mervyns I (1)	9/2001	22.22%	$90.0	$86.6	37.78%	9%	$86.6
Fund II and Mervyns II	6/2004	20.00%	300.0	300.0	20.00%	8%	84.5
Fund III	5/2007	19.90%	475.0	353.5	19.90%	6%	196.8
Fund IV	5/2012	23.12%	540.6	74.0	23.12%	6%	—
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

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013. The information furnished in the accompanying consolidated financial statements reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the aforementioned consolidated financial statements for the interim periods. These consolidated financial statements should be read in conjunction with the Company's 2012 Annual Report on Form 10-K, as filed with the SEC on February 27, 2013.

Reclassifications

Certain reclassifications have been made to the 2012 financial statements to conform to the 2013 presentation.

Real Estate

The Company reviews its long-lived assets for impairment when there is an event or change in circumstances that indicates that the carrying amount may not be recoverable. The Company records impairment losses and reduces the carrying value of properties when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases where the Company does not expect to recover its carrying costs on properties held for use, the Company reduces its carrying cost to fair value, and for properties held-for-sale, the Company reduces its carrying value to the fair value less costs to dispose. During the quarter ended June 30, 2013, the Company determined that the value of the Walnut Hill Plaza, a Core Portfolio property, was impaired as a result of a deterioration in the local economic environment. Accordingly, the Company recorded an impairment charge of $1.5 million, which is included in the statement of income for the nine months ended September 30, 2013. This property is collateral for $23.1 million of non-recourse mortgage debt which matures October 1, 2016. Management does not believe that the values of any of its other properties are impaired as of September 30, 2013.

Recent Accounting Pronouncements

During July 2013, the FASB issued Accounting Standards Update ("ASU") No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." ASU 2013-11 requires an entity to present an unrecognized tax benefit relating to a net operating loss carryforward, a similar tax loss or a tax credit carryforward as a reduction to a deferred tax asset except in certain situations. To the extent the net operating loss carry forward, similar tax loss or tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of the tax position or the tax law of the applicable jurisdiction does not require the entity to use and the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented as a liability. ASU No. 2013-11 is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2013. The adoption of ASU No. 2013-11 is not expected to have a material impact on the Company's financial condition or results of operations.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION (continued)

Recent Accounting Pronouncements (continued)

During February 2013, the FASB issued ASU No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. The Company adopted ASU 2013-02 as of January 1, 2013 and the adoption did not have a material impact on the Company's financial condition or results of operations.

2.	EARNINGS PER COMMON SHARE

Basic earnings per Common Share is computed by dividing net income attributable to Common Shareholders by the weighted average Common Shares outstanding. At September 30, 2013, the Company has unvested LTIP Units (Note 13) which provide for non-forfeitable rights to dividend equivalent payments. Accordingly, these unvested LTIP Units are considered participating securities and are included in the computation of basic earnings per Common Share pursuant to the two-class method.

Diluted earnings per Common Share reflects the potential dilution of the conversion of obligations and the assumed exercises of securities including the effects of restricted share unit ("Restricted Share Units") and share option awards issued under the Company's Share Incentive Plans (Note 13). The effect of the assumed conversion of 188 Series A Preferred OP Units into 25,067 Common Shares would be anti-dilutive and are therefore not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2013 and September 30, 2012.

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

The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the periods indicated:

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

2.	EARNINGS PER COMMON SHARE (continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share amounts)	2013	2012	2013	2012
Numerator
Income from continuing operations	$8,858	$5,802	$26,033	$14,812
Less: net income attributable to participating securities	156	118	460	298
Income from continuing operations, net of income attributable to participating securities	8,702	5,684	25,573	14,514
Numerator for basic and diluted earnings per Common Share	$8,702	$5,684	$25,573	$14,514

Denominator
Weighted average shares for basic earnings per share	55,460	46,338	54,686	44,447
Effect of dilutive securities:
Employee Restricted Share Units and share options	358	474	406	437
Denominator for diluted earnings per share	55,818	46,812	55,092	44,884

Basic earnings per Common Share from continuing operations attributable to Common Shareholders	$0.16	$0.12	$0.47	$0.33
Diluted earnings per Common Share from continuing operations attributable to Common Shareholders	$0.16	$0.12	$0.47	$0.33

3.	SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS

During April 2013, the Company completed the total allotted sales pursuant to an at-the-market (“ATM”) equity program with an aggregate offering amount of $125.0 million of gross proceeds from the sale of Common Shares. Under this program, the Company issued a total of 4.9 million Common Shares which generated net proceeds of $123.1 million.

During April 2013, the Company established a new ATM equity program with an additional aggregate offering amount of up to $150.0 million of gross proceeds from the sale of Common Shares. Through September 30, 2013, the Company issued approximately 0.7 million Common Shares under this new ATM which generated gross proceeds of approximately $20.9 million and net proceeds of approximately $20.5 million.

For the nine months ended September 30, 2013, the Company issued a total of 2.8 million Common Shares under the ATM programs, which generated gross proceeds of $77.1 million and net proceeds of $75.8 million.

The net proceeds from these ATM equity programs have been, and will be, used by the Company primarily to fund acquisitions directly in the Core Portfolio and through its capital contributions to the Opportunity Funds.

Noncontrolling interests represent the portion of equity in entities consolidated in the accompanying financial statements that the Company does not own. Such noncontrolling interests are reported on the Consolidated Balance Sheets within equity, separately from shareholders' equity and include third party interests in the Company’s Opportunity Funds and other entities. It also includes interests in the Operating Partnership which represent (i) the limited partners’ 224,134 and 284,097 Common OP Units at September 30, 2013 and December 31, 2012, respectively; (ii) 188 Series A Preferred OP Units at September 30, 2013 and December 31, 2012; and (iii) 368,424 and 168,357 LTIP Units at September 30, 2013 and December 31, 2012, respectively.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

4.	ACQUISITION OF REAL ESTATE AND DISCONTINUED OPERATIONS

Acquisitions

2013 Core Portfolio Acquisitions

During March 2013, the Company acquired 664 North Michigan Avenue, an 18,141 square foot retail building underlying a multi-story office and residential condominium in Chicago, Illinois for $86.6 million.

During June 2013, the Company acquired 8-12 East Walton Street, an 8,244 square foot retail property in Chicago, Illinois for $22.5 million.

During July 2013, the Company acquired 3200-3204 M Street, a 7,000 square foot retail property in Washington D.C. for $11.8 million.

The Company expensed $1.6 million of acquisition costs for the nine months ended September 30, 2013 related to the Core Portfolio.

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

2013 Fund IV Acquisitions

During June 2013, Fund IV acquired a 98% initial interest in 2819 Kennedy Boulevard in a joint venture with an unaffiliated partner, which acquired a 53,680 square foot retail property in North Bergen, New Jersey for $9.0 million.

During June 2013, Fund IV acquired a 99% initial interest in Promenade at Manassas in a joint venture with an unaffiliated partner, which acquired a 265,442 square foot shopping center in Manassas, Virginia for $38.0 million.

During August 2013, Fund IV acquired a 50% initial interest in Paramus Plaza, in a joint venture with an unaffiliated partner, which acquired a 152,118 square foot retail property in Paramus, New Jersey for $18.9 million.

The Company expensed $1.8 million of acquisition costs for the nine months ended September 30, 2013 related to Fund IV.

Purchase Price Allocations

The above acquisitions have been accounted for as business combinations. The purchase prices were allocated to the acquired assets and liabilities based on their estimated fair values at the dates of acquisition. The preliminary measurements of fair value reflected below are subject to change. The Company expects to finalize the valuations and complete the purchase price allocations within one year from the dates of acquisition.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

4.    ACQUISITION OF REAL ESTATE AND DISCONTINUED OPERATIONS (continued)

Acquisitions (continued)

The following table summarizes the Company's preliminary allocations of the purchase prices of assets acquired and liabilities assumed during 2013 which have yet to be finalized:

(dollars in thousands)	Preliminary Purchase Price Allocations
Land	$47,242
Buildings and improvements	159,045
Total consideration	$206,287

During 2012, the Company acquired properties and recorded the preliminary allocations of the purchase prices to the assets acquired based on provisional measurements of fair value. During 2013, the Company finalized the allocations of the purchase prices and made certain measurement period adjustments. The following table summarizes the preliminary allocations of the purchase prices of these properties as recorded as of December 31, 2012, and the finalized allocations as adjusted as of September 30, 2013:

(dollars in thousands)	Purchase Price Allocations as Originally Reported	Adjustments	Finalized Purchase Price Allocations
Land	$38,028	$2,819	$40,847
Buildings and improvements	80,997	(1,971)	79,026
Acquisition-related intangible assets (in Acquired lease intangibles, net)	—	11,069	11,069
Acquisition-related intangible liabilities (in Acquired lease intangibles, net)	—	(9,672)	(9,672)
Below market debt assumed (in Mortgage and other notes payable)	—	(2,245)	(2,245)
Total consideration	$119,025	$—	$119,025

Dispositions

During May 2013, Fund II sold the storage facility located at its Pelham Manor property for $11.9 million. This sale resulted in a $4.2 million gain.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

4.    ACQUISITION OF REAL ESTATE AND DISCONTINUED OPERATIONS (continued)

Discontinued Operations

The Company reports properties held for sale and properties sold during the periods presented as discontinued operations. The results of operations of discontinued operations are reflected as a separate component within the accompanying Consolidated Statements of Income for all periods presented. As of September 30, 2013, three of the properties within the Opportunity Funds and one property within the Core Portfolio were held for sale.

The combined assets and liabilities and the results of operations of the properties classified as discontinued operations, in each period presented, are summarized as follows:

(dollars in thousands)
BALANCE SHEET	September 30, 2013	December 31, 2012
ASSETS
Net real estate	$187,954	$197,669
Cash in escrow	3,450	3,088
Rents receivable, net	11,909	12,257
Deferred charges, net of amortization	8,435	9,046
Acquired lease intangibles, net	3,196	3,399
Prepaid expenses and other assets, net	1,559	1,205
Total assets of discontinued operations	$216,503	$226,664
LIABILITIES
Mortgage notes payable	$121,426	$133,213
Accounts payable and accrued expenses	3,088	4,997
Other liabilities	7,517	7,861
Total liabilities of discontinued operations	$132,031	$146,071

	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30,		September 30,
STATEMENTS OF INCOME	2013	2012	2013	2012
Total revenues	$6,439	$15,466	$20,176	$44,623
Total expenses	3,604	13,307	14,076	35,593
Operating income	2,835	2,159	6,100	9,030
Gain on sale of property	—	5,917	4,191	8,585
Income from discontinued operations	2,835	8,076	10,291	17,615
Income from discontinued operations attributable to noncontrolling interests	(2,208)	(6,297)	(8,459)	(13,998)
Income from discontinued operations attributable to Common Shareholders	$627	$1,779	$1,832	$3,617

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

5.	INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

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

Opportunity Funds

RCP Venture

The Opportunity Funds, together with two unaffiliated partners formed an investment group, the RCP Venture, for the purpose of making investments in surplus or underutilized properties owned by retailers and, in some instances, the retailers' operating company. The RCP Venture is neither a single entity nor a specific investment and the Company has no control or rights with respect to the formation and operation of these investments. The Company has made these investments through its subsidiaries, Mervyns I, Mervyns II and Fund II, (together the "Acadia Investors"), all on a non-recourse basis. Through September 30, 2013, the Acadia Investors have made investments in Mervyns Department Stores ("Mervyns") and Albertsons including additional investments in locations that are separate from these original investments ("Add-On Investments"). Additionally, they have invested in Shopko, Marsh and Rex Stores Corporation (collectively "Other RCP Investments"). The Company accounts for its investments in Mervyns and Albertsons on the equity method as it has the ability to exercise significant influence, but does not have any rights with respect to financial or operating control. The Company accounts for its investments in its Add-On Investments and Other RCP Investments on the cost method as it does not have any influence over such entities' operating and financial policies nor any rights with respect to the control and operation of these entities.

The following table summarizes activity related to the RCP Venture investments from inception through September 30, 2013:

(dollars in thousands)		Investment Group Share		Operating Partnership Share
Investment	Year Acquired	Invested Capital and Advances	Distributions	Invested Capital and Advances	Distributions
Mervyns	2004	$26,058	$45,966	$4,901	$11,251
Mervyns Add-On investments	2005/2008	7,547	5,334	1,252	1,193
Albertsons	2006	20,717	81,594	4,239	16,318
Albertsons Add-On investments	2006/2007	2,416	4,864	388	972
Shopko	2006	1,108	2,460	222	492
Marsh and Add-On investments	2006/2008	2,667	2,639	533	528
Rex Stores	2007	2,701	1,956	535	392
		$63,214	$144,813	$12,070	$31,146

Other Opportunity Fund Investments

During the third quarter of 2013, Fund II, through a joint venture ("Albee Tower I Owners") with an unaffiliated entity, executed an agreement to acquire the development rights for the residential components of Fund II's City Point project. Fund II contributed $1.1 million of cash and $6.8 million of prepaid ground rent and previously incurred construction costs into this joint venture.

The unaffiliated partners for Fund II's investment in Albee Tower I Owners, Fund III's investments in Lincoln Road, Parkway Crossing, Arundel Plaza and the White City Shopping Center as well as Fund IV's investments in Lincoln Road, 1701 Belmont Avenue, 2819 Kennedy Boulevard and Promenade at Manassas maintain control over these entities. The Company accounts for these investments under the equity method as it has the ability to exercise significant influence, but does not have any rights with respect to financial or operating control.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

5.	INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES (continued)

Self-Storage Management, a Fund III investment, was determined to be a variable interest entity. Management has evaluated the applicability of ASC Topic 810 to this joint venture and determined that the Company is not the primary beneficiary and, therefore, consolidation of this venture is not required. The Company accounts for this investment using the equity method of accounting.

Summary of Investments in Unconsolidated Affiliates

The following Combined and Condensed Balance Sheets and Statements of Income, summarize the financial information of the Company’s investments in unconsolidated affiliates:

(dollars in thousands)	September 30, 2013	December 31, 2012
Combined and Condensed Balance Sheets
Assets
Rental property, net	$365,399	$441,611
Real estate under development	2,224	—
Investment in unconsolidated affiliates	63,745	93,923
Other assets	40,908	39,035
Total assets	$472,276	$574,569
Liabilities and partners’ equity
Mortgage notes payable	$241,907	$326,296
Other liabilities	20,718	24,267
Partners’ equity	209,651	224,006
Total liabilities and partners’ equity	$472,276	$574,569
Company’s investment in and advances to unconsolidated affiliates	$199,113	$221,904
Company's share of distributions in excess of income from, and investments in, unconsolidated affiliates	$(12,426)	$(22,707)

	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Combined and Condensed Statements of Income
Total revenues	$13,731	$11,903	$35,577	$36,121
Operating and other expenses	(4,139)	(4,977)	(13,117)	(13,793)
Interest and other finance expense	(2,359)	(4,603)	(6,446)	(13,854)
Equity in earnings of unconsolidated affiliates	1,284	1,398	7,154	6,244
Depreciation and amortization	(3,200)	(2,573)	(7,888)	(7,216)
Gain on sale of property	—	—	—	3,402
Net income	$5,317	$1,148	$15,280	$10,904

Company’s share of net income (losses)	$4,307	$(2,440)	$7,568	$2,291
Amortization of excess investment	(98)	(98)	(294)	(294)
Company’s equity in earnings (losses) of unconsolidated affiliates	$4,209	$(2,538)	$7,274	$1,997

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

6.	NOTES RECEIVABLE

As of September 30, 2013, the Company’s notes receivable, net, aggregated $95.4 million, and were collateralized either by the underlying properties or the borrowers' ownership interests in the entities that own the properties and/or by the borrowers' personal guarantee subject, as applicable, to senior liens, as follows:

(dollars in thousands)
Note description	Effective interest rate (1)	First Priority liens	Net Carrying Amounts of Notes Receivable as of September 30, 2013	Net Carrying Amounts of Notes Receivable as of December 31, 2012	Maturity date	Extension Options
First Mortgage Loan	12.0%	$—	$12,204	$12,333	12/1/2013	—
First Mortgage Loan	6.0%	—	—	10,250	12/31/2013	—
First Mortgage Loan	8.0%	—	8,000	8,000	12/31/2013	—
Mezzanine Loan [2]	10.0%	89,566	9,089	9,089	12/31/2013	—
First Mortgage Loan	11.0%	—	25,000	25,000	1/1/2014	1 x 6 months
Zero Coupon Loan [3]	24.0%	166,200	4,314	3,961	1/3/2016	—
Mezzanine Loan	15.0%	—	30,879	30,879	11/9/2020	—
Mezzanine Loan [4]	15.0%	16,668	3,834	3,834	Upon Capital Event	—
First Mortgage Loan	5.3%	—	—	18,500	Demand	—
Construction Loan	20.5%	—	—	5,400	12/31/2012	—
Individually less than 3% [5]	11.6% to 17.5%	37,623	2,032	2,032	12/31/13 to Capital Event	—
Total			$95,352	$129,278
Notes:

(1) The effective interest rate includes origination and exit fees.
(2) Comprised of three cross-collateralized loans from one borrower, which are non-performing
(3) The principal balance for this accrual only loan is increased by the interest accrued
(4) Non-performing loan
(5) Consists of three loans two of which are non-performing, with an aggregate face value of $5.7 million, of which $3.9 million has been reserved

During January 2013, Fund III received a payment of $2.5 million, representing the full principal and interest on a note that had been previously written off.

During February 2013, Fund III, in conjunction with its acquisition of Nostrand Place (Note 4), received repayment on $13.0 million of its first mortgage loan of $18.5 million and contributed the remaining unliquidated balance to a joint venture.

During March 2013, the Company received a payment of $5.4 million, representing full payment on a construction loan.

During September 2013, the Company received a payment of $10.3 million, representing full payment of principal and accrued interest on a first mortgage loan that was scheduled to mature on December 31, 2013.

The Company monitors the credit quality of its notes receivable on an ongoing basis and considers indicators of credit quality such as loan payment activity, the estimated fair value of the underlying collateral, the seniority of the Company's loan in relation to other debt secured by the collateral and the prospects of the borrower. As of September 30, 2013, the Company held six non-performing notes aggregating $18.6 million for which payment was delinquent. Based primarily on the indicators noted above, the Company has established a reserve of $3.9 million as of September 30, 2013 related to these notes. The following table reconciles the allowance for notes receivable from December 31, 2012 to September 30, 2013:

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

6.	NOTES RECEIVABLE (continued)

(dollars in thousands)	Allowance for Notes Receivable
Balance at December 31, 2012	$3,681
Additional reserves	238
Recoveries	—
Charge-offs and reclassifications	—
Balance at September 30, 2013	$3,919

7.	DERIVATIVE FINANCIAL INSTRUMENTS

As of September 30, 2013, the Company's derivative financial instruments consisted of 11 interest rate swaps with an aggregate notional value of $180.5 million, which effectively fix LIBOR at rates ranging from 0.52% to 3.77% and mature between May 2015 and April 2023. The Company also has four derivative financial instruments with a notional value of $141.0 million which cap LIBOR at rates ranging from 3.0% to 4.3% and mature between July 2015 and April 2018. The fair value of these derivative instruments, included in other liabilities in the Consolidated Balance Sheets, totaled $2.5 million and $4.4 million at September 30, 2013 and December 31, 2012, respectively. The fair value of these derivative instruments, included in prepaid expenses and other assets in the Consolidated Balance Sheets, totaled $1.7 million at September 30, 2013. The notional value does not represent exposure to credit, interest rate, or market risks.

These derivative instruments have been designated as cash flow hedges and hedge the future cash outflows of variable-rate interest payments on mortgage debt. Such instruments are reported at the fair value reflected above. As of September 30, 2013 and December 31, 2012, unrealized losses totaling $0.7 million and $4.3 million, respectively, were reflected in accumulated other comprehensive loss on the consolidated balance sheets.

As of September 30, 2013 and December 31, 2012, no derivatives were designated as fair value hedges, hedges of net investments in foreign operations or considered to be ineffective. Additionally, the Company does not use derivatives for trading or speculative purposes.

8.	MORTGAGE AND OTHER NOTES PAYABLE

The Company completed the following transactions related to mortgage and other notes payable and credit facilities during the nine months ended September 30, 2013:

During January 2013, the Company closed on a new $150.0 million unsecured credit facility, replacing the $64.5 million secured credit facility that had matured. The new facility bears interest at a spread which varies based on the ratio of total debt to total asset value of the Company ranging from LIBOR plus 155 basis points (<45%) to a maximum of LIBOR plus 220 basis points (>55%) depending on the level of leverage. There is also an unused credit facility fee of 0.35% if the total outstanding principal is less than or equal to 50% of the aggregate commitments and 0.25% if it is more. This facility matures on January 3, 2016 and has a one-year extension option. During the nine months ended September 30, 2013, the Company borrowed $45.0 million on this facility, all of which has been repaid. As of September 30, 2013, there was no balance outstanding under this credit facility.

During January 2013, the Company closed on a $16.5 million loan collateralized by a property. The loan bears interest at LIBOR plus 190 basis points and matures on January 23, 2023.

During February 2013, the Company closed on a $13.0 million loan collateralized by a property. The loan bears interest at LIBOR plus 265 basis points and matures on February 1, 2016.

During March 2013, the Company refinanced a $28.9 million loan collateralized by a property, bearing interest at LIBOR plus 600 basis points with a new $29.5 million loan. The new loan bears interest at LIBOR plus 250 basis points and matures on April 1, 2018.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

8.	MORTGAGE AND OTHER NOTES PAYABLE (continued)

During March 2013, the Company modified a $50.0 million construction loan collateralized by a property. The modification converted the construction loan, on which no previous balance was drawn, into a first mortgage loan of $20.0 million and increased the interest rate from LIBOR plus 330 basis points to LIBOR plus 500 basis points. In addition, the Company modified a separate $20.0 million loan collateralized by this property. The previous loan bore interest at LIBOR plus 250 basis points and was scheduled to mature during August 2013. The modification extended the maturity date to August 23, 2015 and adjusted the interest rate to LIBOR plus 300 basis points until August 2013, LIBOR plus 350 basis points until August 2014 and LIBOR plus 400 basis points thereafter.

During April 2013, the Company closed on a $8.6 million loan collateralized by a property. The loan bears interest at LIBOR plus 175 basis points and matures on April 3, 2023.

During June 2013, the Company closed on a $52.5 million loan collateralized by a property. The loan bears interest at LIBOR plus 165 basis points, matures on June 28, 2018, and has a five-year extension option. As of September 30, 2013, no proceeds have been funded under this loan.

During June 2013, the Company closed on a $4.6 million loan collateralized by a property. The loan bears interest at LIBOR plus 195 basis points, matures on June 1, 2014, and has a one-year extension option.

During August 2013, the Company completed the modification of a loan collateralized by a property. The previous outstanding balance on the loan was $73.0 million at the time of the modification and included two tranches which bore interest at a blended rate of LIBOR plus 203 basis points. The modified loan increased the principal balance to $85.0 million and adjusted the interest rate to LIBOR plus 165 points. The maturity date of October 26, 2015 remained the same.

During 2012, the U.S. Citizenship and Immigration Services ("USCIS") approved the City Point project's application for $200.0 million of construction financing under the U.S.'s Immigrant Investor Program, commonly known as "EB-5." Upon such approval, the USCIS has released funds from time to time into a restricted cash account. As of September 30, 2013, $197.0 million of funds have been released into this restricted cash account and $62.6 million have been drawn to fund construction activities, with $134.4 million remaining in the restricted cash account.

9.	CONVERTIBLE NOTES PAYABLE

In December 2006 and January 2007, the Company issued convertible notes totaling $115.0 million with a fixed interest rate of 3.75% due in 2026 (the "Convertible Notes"). The Convertible Notes were issued at par and require interest payments semi-annually in arrears on June 15th and December 15th of each year. The Convertible Notes are unsecured obligations and rank equally with all other unsecured and unsubordinated indebtedness. The Convertible Notes have an effective interest rate of 6.03% after giving effect to the accounting treatment required by ASC Topic 470-20, "Debt with Conversion and Other Options." Holders of the Convertible Notes may require the Company to repurchase the Convertible Notes at par on December 15, 2016 and December 15, 2021. During the nine months ended September 30, 2013, the Company re-purchased $0.6 million of Convertible Notes. Through September 30, 2013, the Company had re-purchased $114.6 million in principal amount of its Convertible Notes, and the remaining outstanding balance is $0.4 million.

As of December 31, 2011, all loan costs associated with the issuance had been expensed and there is no remaining net carrying amount of the equity component. The if-converted value of the Convertible Notes does not exceed their aggregate principal amount as of September 30, 2013 and there are no derivative transactions that were entered into in connection with the issuance of the Convertible Notes.

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

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2013:

(dollars in thousands)	Level 1	Level 2	Level 3
Assets
Derivative financial instruments (Note 7)	$—	$1,684	$—
Liabilities
Derivative financial instruments (Note 7)	$—	$2,497	$—

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

The Company has determined the estimated fair values of the following financial instruments by discounting future cash flows utilizing a discount rate equivalent to the rate at which similar financial instruments would be originated at the reporting date:

(dollars in thousands)	September 30, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgage, Convertible Notes and Other Notes Payable	$1,004,555	$1,027,131	$603,973	$611,280

11.	RELATED PARTY TRANSACTIONS

The Company earned property management fees, construction, legal and leasing fees from its investments in unconsolidated affiliates totaling $0.02 million and $0.2 million for the three months ended September 30, 2013 and 2012, respectively, and $0.06 million and $0.6 million for the nine months ended September 30, 2013 and 2012, respectively.

Lee Wielansky, the Lead Trustee of the Company, was paid a consulting fee of $25,000 for the three months ended September 30, 2013 and 2012, respectively and $75,000 for the nine months ended September 30, 2013 and 2012, respectively.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

12.	SEGMENT REPORTING

The Company has three reportable segments: Core Portfolio, Opportunity Funds and Notes Receivable. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates property performance primarily based on net operating income before depreciation, amortization and certain nonrecurring items. Investments in the Core Portfolio are typically held long-term. Given the contemplated finite life of the Opportunity Funds, these investments are typically held for shorter terms. Fees earned by the Company as the general partner/managing member of the Opportunity Funds are eliminated in the Company's consolidated financial statements. The following tables set forth certain segment information for the Company, reclassified for discontinued operations, as of and for the three and nine months ended September 30, 2013 and 2012 and does not include unconsolidated affiliates:

	Three Months Ended September 30, 2013
(dollars in thousands)	Core Portfolio	Opportunity Funds	Notes Receivable	Total
Revenues	$28,115	$9,234	$2,969	$40,318
Property and other operating expenses and real estate taxes	7,723	4,009	—	11,732
General and administrative	4,954	381	—	5,335
Income before depreciation and amortization and interest and other finance expense	$15,438	$4,844	$2,969	$23,251
Depreciation and amortization	$7,890	$2,560	$—	$10,450
Interest and other finance expense	$6,683	$3,834	$—	$10,517
Real estate at cost	$998,711	$684,713	$—	$1,683,424
Total assets	$993,472	$1,260,544	$95,352	$2,349,368
Expenditures for redevelopment and improvements	$5,246	$30,736	$—	$35,982
Acquisition of real estate	$11,800	$19,175	$—	$30,975

Reconciliation to net income and net income attributable to Common Shareholders
Net property income before depreciation and amortization and interest and other finance expense				$23,251
Depreciation and amortization				(10,450)
Equity in earnings of unconsolidated affiliates				4,209
Interest and other finance expense				(10,517)
Income tax provision				(186)
Income from discontinued operations				2,835
Net income				9,142
Net loss attributable to noncontrolling interests				343
Net income attributable to Common Shareholders				$9,485

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

12.	SEGMENT REPORTING (continued)

	Three Months Ended September 30, 2012
(dollars in thousands)	Core Portfolio	Opportunity Funds	Notes Receivable	Total
Revenues	$17,794	$9,116	$1,921	$28,831
Property and other operating expenses and real estate taxes	5,687	3,153	—	8,840
General and administrative	4,948	569	—	5,517
Income before depreciation and amortization and interest and other finance expense	$7,159	$5,394	$1,921	$14,474
Depreciation and amortization	$4,379	$2,997	$—	$7,376
Interest and other finance expense	$4,184	$1,901	$—	$6,085
Real estate at cost	$608,971	$554,552	$—	$1,163,523
Total assets	$605,694	$1,183,430	$80,766	$1,869,890
Expenditures for redevelopment and improvements	$(915)	$15,024	$—	$14,109
Acquisition of real estate	$11,492	$14,601	$—	$26,093

Reconciliation to net income and net income attributable to Common Shareholders
Net property income before depreciation and amortization and interest and other finance expense				$14,474
Depreciation and amortization				(7,376)
Equity in losses of unconsolidated affiliates				(2,538)
Interest and other finance expense				(6,085)
Income tax benefit				104
Income from discontinued operations				2,159
Gain on sale of properties				5,917
Net income				6,655
Net loss attributable to noncontrolling interests				926
Net income attributable to Common Shareholders				$7,581

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

12.	SEGMENT REPORTING (continued)

	Nine Months Ended September 30, 2013
(dollars in thousands)	Core Portfolio	Opportunity Funds	Notes Receivable	Total
Revenues	$82,252	$30,374	$9,265	$121,891
Property and other operating expenses and real estate taxes	21,098	10,771	—	31,869
General and administrative	16,042	1,219	—	17,261
Income before depreciation and amortization and interest and other finance expense	$45,112	$18,384	$9,265	$72,761
Depreciation and amortization	$21,187	$8,091	$—	$29,278
Interest and other finance expense	$19,169	$10,393	$—	$29,562
Real estate at cost	$998,711	$684,713	$—	$1,683,424
Total assets	$993,472	$1,260,544	$95,352	$2,349,368
Expenditures for redevelopment and improvements	$8,957	$70,592	$—	$79,549
Acquisition of real estate	$120,900	$19,175	$—	$140,075

Reconciliation to net income and net income attributable to Common Shareholders
Net property income before depreciation and amortization and interest and other finance expense				$72,761
Depreciation and amortization				(29,278)
Equity in earnings of unconsolidated affiliates				7,274
Interest and other finance expense				(29,562)
Income tax provision				(53)
Impairment of asset				(1,500)
Income from discontinued operations				6,100
Gain on sale of properties				4,191
Net income				29,933
Net income attributable to noncontrolling interests				(2,068)
Net income attributable to Common Shareholders				$27,865

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

12.	SEGMENT REPORTING (continued)

	Nine Months Ended September 30, 2012
(dollars in thousands)	Core Portfolio	Opportunity Funds	Notes Receivable	Total
Revenues	$50,166	$24,740	$6,127	$81,033
Property and other operating expenses and real estate taxes	14,960	10,054	—	25,014
General and administrative	15,200	1,436	—	16,636
Income before depreciation and amortization and interest and other finance expense	$20,006	$13,250	$6,127	$39,383
Depreciation and amortization	$12,016	$8,655	$—	$20,671
Interest and other finance expense	$11,352	$5,195	$—	$16,547
Real estate at cost	$608,971	$554,552	$—	$1,163,523
Total assets	$605,694	$1,183,430	$80,766	$1,869,890
Expenditures for redevelopment and improvements	$13,333	$42,484	$—	$55,817
Acquisition of real estate	$78,370	$58,838	$—	$137,208

Reconciliation to net income and net income attributable to Common Shareholders
Net property income before depreciation and amortization and interest and other finance expense				$39,383
Depreciation and amortization				(20,671)
Equity in earnings of unconsolidated affiliates				1,997
Interest and other finance expense				(16,547)
Income tax provision				(1,125)
Income from discontinued operations				9,030
Gain on sale of properties				8,585
Net income				20,652
Net income attributable to noncontrolling interests				(2,223)
Net income attributable to Common Shareholders				$18,429

13.	LONG-TERM INCENTIVE COMPENSATION

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

These awards were measured at their fair value as if they were vested on the grant date. Fair value was established as the market price of the Company's Common Shares as of the close of trading on the day preceding the grant date. The total value of the above Restricted Share Units and LTIP Units as of their respective grant dates was $7.9 million. Compensation expense of $0.4 million and $1.2 million has been recognized in the accompanying consolidated statements of income related to these awards for the three and nine months ended September 30, 2013, respectively.

Total long-term incentive compensation expense, including the expense related to the above-mentioned plans, was $1.3 million and $0.9 million for the three months ended September 30, 2013 and 2012, respectively and $3.8 million and $2.7 million for the nine months ended September 30, 2013 and 2012, respectively.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

13.	LONG-TERM INCENTIVE COMPENSATION (continued)

In 2009, the Company adopted the Long Term Investment Alignment Program (the "Program") pursuant to which the Company may award units primarily to senior executives which would entitle them to receive up to 25% of any future Fund III Promote when and if such Promote is ultimately realized. The Company has awarded all of the units under the Program and these units were determined to have no value at issuance or as of September 30, 2013. In accordance with ASC Topic 718, "Compensation - Stock Compensation," compensation relating to these awards will be recorded based on the change in the estimated fair value at each reporting period.

14.    SUBSEQUENT EVENTS

During October 2013, Fund IV completed the acquisition of 1151 Third Avenue, located in Manhattan, New York, for a purchase price of $18.0 million.

During October 2013, Fund IV completed the acquisition of Lake Montclair, located in Dumfries, Virginia, for a purchase price of $19.3 million.

On November 4, 2013, the Board of Trustees declared a cash dividend for the quarter ended December 31, 2013 of $0.23 per Common Share, to be paid on January 15, 2014 to holders of record as of December 31, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is based on our consolidated financial statements as of September 30, 2013 and 2012 and for each of the three and nine months then ended. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto ("Notes to Consolidated Financial Statements").

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

As of September 30, 2013, we operated 106 properties, which we own or have an ownership interest in, within our Core Portfolio and Opportunity Funds. These properties primarily consist of urban/street retail, dense suburban neighborhood and community shopping centers and mixed-use properties with a strong retail component. The properties we operate are located primarily along the East Coast and in Chicago.

•	Core Portfolio

◦
Our Core Portfolio consists of those properties we either 100% own, or partially own in joint ventures, through the Operating Partnership, or subsidiaries thereof, not including those properties owned through our Opportunity

Funds. There are 74 properties in our Core Portfolio totaling 4.9 million square feet. As of September 30, 2013, the Core Portfolio physical occupancy was 93.7% and leased occupancy, which includes executed leases for which rent has not yet commenced, was 95.7%.

•	Opportunity Funds

◦	Fund I has three properties totaling 0.1 million square feet.

◦	Fund II has four properties totaling 0.3 million square feet, two of which are operating, one of which is under construction, and one of which is in the design phase.

◦	Fund III has 17 properties totaling 1.7 million square feet, 12 of which are operating and five of which are in various stages of redevelopment.

◦	Fund IV has eight properties totaling 0.6 million square feet, seven of which are operating and one of which is in the design phase.

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

RESULTS OF OPERATIONS
A discussion of the significant variances and primary factors contributing thereto within the results of operations are addressed below. Where there were no significant variances from period to period, the information in the following tables is presented without further discussion:

Comparison of the three months ended September 30, 2013 ("2013") to the three months ended September 30, 2012 ("2012")

(dollars in millions)	2013			2012
Revenues	Core Portfolio	Opportunity Funds	Notes Receivable	Core Portfolio	Opportunity Funds	Notes Receivable
Rental income	$23.0	$6.9	$—	$14.3	$7.4	$—
Interest income	—	—	3.0	—	—	1.9
Expense reimbursements	5.1	2.2	—	3.2	1.4	—
Other	—	0.1	—	0.3	0.3	—
Total revenues	$28.1	$9.2	$3.0	$17.8	$9.1	$1.9

Rental income in the Core Portfolio increased $8.7 million primarily as a result of additional rents of (i) $4.0 million following the consolidation of our Brandywine investment formerly presented under the equity method ("Consolidation of Brandywine"), (ii) $2.6 million following the acquisitions of 330 River Street, 340 River Street, 28 Jericho Turnpike, a portfolio of Chicago street retail properties, 930 Rush Street, 83 Spring Street, Rhode Island Place, 181 Main Street, 1739-53 Connecticut Avenue, 1801-03 Connecticut Avenue, and 639 West Diversey ("2012 Core Acquisitions"), and (iii) $1.8 million following the acquisitions of 664 North Michigan, 8-12 East Walton, and 3200-3204 M Street ("2013 Core Acquisitions").

The increase in interest income was primarily due to the origination of two notes during December 2012 partially offset by the repayment of three notes during 2012.

Expense Reimbursements in the Core Portfolio increased $1.9 million primarily as a result of $0.9 million from the 2013 and 2012 Core Acquisitions, and $0.8 million from the Consolidation of Brandywine.

(dollars in millions)	2013			2012
Operating Expenses	Core Portfolio	Opportunity Funds	Notes Receivable	Core Portfolio	Opportunity Funds	Notes Receivable
Property operating	$3.5	$1.6	$—	$2.6	$1.3	$—
Other operating	0.5	0.3	—	0.4	0.2	—
Real estate taxes	3.7	2.1	—	2.7	1.6	—
General and administrative	4.9	0.4	—	4.9	0.6	—
Depreciation and amortization	7.9	2.6	—	4.4	3.0	—
Total operating expenses	$20.5	$7.0	$—	$15.0	$6.7	$—

Property operating expenses in the Core Portfolio increased $0.9 million primarily as a result of the Consolidation of Brandywine.

Real estate taxes in the Core Portfolio increased $1.0 million primarily as a result of $0.6 million from the 2013 and 2012 Core Acquisitions and $0.3 million from the Consolidation of Brandywine.

Depreciation and amortization in the Core Portfolio increased $3.5 million primarily as a result of $2.2 million from the 2013 and 2012 Core Acquisitions and $0.9 million from the Consolidation of Brandywine.

(dollars in millions)	2013			2012
Other	Core Portfolio	Opportunity Funds	Notes Receivable	Core Portfolio	Opportunity Funds	Notes Receivable
Equity in earnings (losses) of unconsolidated affiliates	$(0.1)	$4.3	$—	$(0.1)	$(2.6)	$—
Interest and other finance expense	(6.7)	(3.8)	—	(4.2)	(1.9)	—
Income tax benefit (provision)	(0.1)	(0.1)	—	(0.1)	0.2	—
Income from discontinued operations	0.2	2.6	—	0.1	8.0	—
Net (income) loss attributable to noncontrolling interests -
- Continuing operations	—	2.6	—	—	7.2	—
- Discontinued operations	(0.1)	(2.1)	—	—	(6.3)	—

Equity in earnings (losses) of unconsolidated affiliates in the Opportunity Funds increased $6.9 million primarily as a result of (i) $2.8 million from our share of earnings from the acquisitions of Arundel Plaza, Lincoln Road Portfolio, 1701 Belmont Avenue, 2819 Kennedy Boulevard, and Promenade at Manassas ("2012 and 2013 Fund Unconsolidated Acquisitions"), (ii) $1.7 million following the settlement of legal proceedings from our Mervyn's investment during 2012 ("Mervyns"), (iii) $1.3 million from our share of earnings from our investment in the Self-Storage Management company during 2013 ("Self-Storage Management"), and (iv) $0.8 million of distribution in excess of basis from our Shopko investment during 2013 ("Shopko").

Interest expense in the Core Portfolio increased $2.5 million primarily due to the Consolidation of Brandywine. Interest expense in the Opportunity Funds increased $1.9 million, primarily due to an increase of $2.7 million related to higher average outstanding borrowings offset by a decrease of $0.5 million related to lower average interest rates and a $0.7 million increase in capitalized interest in 2013.

Income from discontinued operations represents activity related to properties held for sale in 2013 and a property sold during 2012.

Net (income) loss attributable to noncontrolling interests - Continuing operations and Discontinued operations primarily represents the noncontrolling interests' share of all the Opportunity Funds variances discussed above.

Comparison of the nine months ended September 30, 2013 ("2013") to the nine months ended September 30, 2012 ("2012")

(dollars in millions)	2013			2012
Revenues	Core Portfolio	Opportunity Funds	Notes Receivable	Core Portfolio	Opportunity Funds	Notes Receivable
Rental income	$66.8	$21.3	$—	$40.4	$18.8	$—
Interest income	—	—	9.2	—	—	6.1
Expense reimbursements	14.6	6.2	—	8.6	5.2	—
Other	0.9	2.9	—	1.2	0.7	—
Total revenues	$82.3	$30.4	$9.2	$50.2	$24.7	$6.1

Rental income in the Core Portfolio increased $26.4 million primarily as a result of additional rents of (i) $13.1 million from 2013 and 2012 Core Acquisitions, (ii) $12.3 million from the Consolidation of Brandywine and (iii) $0.9 million as a result of re-anchoring and leasing activities at Branch Plaza ("Core Re-anchoring"). Rental income in the Opportunity Funds increased $2.5 million primarily as a result of additional rents of (i) $1.4 million from acquisitions of 3780-3858 Nostrand Avenue and Paramus Plaza ("2013 Fund Acquisitions"), (ii) $0.7 million from acquisitions of 210 Bowery, 3104 M Street and Lincoln Park Center ("2012 Fund Acquisitions") and (iii) $0.4 million from leases that commenced during 2012 and 2013 at 640 Broadway and Marcus Avenue ("Fund Redevelopment Properties").

The increase in interest income was primarily due to the origination of two notes during December 2012, partially offset by the repayment of three notes during 2012.

Expense Reimbursements in the Core Portfolio increased $6.0 million primarily as a result of (i) $2.2 million from the Consolidation of Brandywine, (ii) $2.3 million from the 2013 and 2012 Core Acquisitions, (iii) $0.3 million from Core Re-anchoring and (iv) an increase in snow related reimbursements and increased real estate tax reimbursements.

Other income in the Opportunity Funds increased $2.2 million primarily as a result of the collection of a note receivable originated in 2010, which had been written off prior to 2013.

(dollars in millions)	2013			2012
Operating Expenses	Core Portfolio	Opportunity Funds	Notes Receivable	Core Portfolio	Opportunity Funds	Notes Receivable
Property operating	$9.6	$3.8	$—	$6.7	$3.4	$—
Other operating	1.4	1.3	—	1.0	1.9	—
Real estate taxes	10.1	5.6	—	7.2	4.8	—
General and administrative	16.1	1.2	—	15.2	1.4	—
Depreciation and amortization	21.1	8.2	—	12.0	8.7	—
Total operating expenses	$58.3	$20.1	$—	$42.1	$20.2	$—

Property operating expenses in the Core Portfolio increased $2.9 million primarily as a result of $2.0 million from the Consolidation of Brandywine, $0.7 million from the 2013 and 2012 Core Acquisitions, and $0.4 million from additional snow related expenses.

Real estate taxes in the Core Portfolio increased $2.9 million primarily as a result of $1.6 million from the 2013 and 2012 Core Acquisitions, $1.0 million from the Consolidation of Brandywine, and $0.4 million from general tax increases across the portfolio.

Depreciation and amortization in the Core Portfolio increased $9.1 million primarily as a result of $5.5 million from the 2013 and 2012 Core Acquisitions, $2.7 million from the Consolidation of Brandywine, and $0.3 million from Core Re-anchoring.

(dollars in millions)	2013			2012
Other	Core Portfolio	Opportunity Funds	Notes Receivable	Core Portfolio	Opportunity Funds	Notes Receivable
Equity in earnings (losses) of unconsolidated affiliates	$(0.1)	$7.4	$—	$0.2	$1.8	$—
Impairment of asset	(1.5)	—	—	—	—	—
Interest and other finance expense	(19.2)	(10.4)	—	(11.4)	(5.2)	—
Income tax benefit (provision)	0.2	(0.2)	—	(1.9)	0.8	—
Income from discontinued operations	0.4	9.9	—	0.2	17.4	—
Net (income) loss attributable to noncontrolling interests -
- Continuing operations	—	6.4	—	—	11.8	—
- Discontinued operations	(0.2)	(8.3)	—	(0.1)	(13.9)	—

Equity in earnings (losses) of unconsolidated affiliates in the Opportunity Funds increased $5.6 million primarily as a result of (i) $3.3 million increase from Self-Storage Management, (ii) $3.0 million from our share of earnings from 2012 and 2013 Fund Unconsolidated Acquisitions, (iii) $1.7 million from Mervyns, and (iv) $0.8 million from Shopko. These increases were partially offset by our share of a $3.4 million gain on sale of an unconsolidated Opportunity Fund investment during 2012.

Impairment of asset in the Core Portfolio represents an impairment charge on Walnut Hill Plaza during 2013. See Note 1 in the Notes to Consolidated Financial Statements for a discussion of the impairment charge.

Interest expense in the Core Portfolio increased $7.8 million primarily due to the Consolidation of Brandywine. Interest expense in the Opportunity Funds increased $5.2 million primarily due to an increase of $7.2 million related to higher average outstanding borrowings offset by a decrease of $1.2 million related to lower average interest rates and a $1.3 million increase in capitalized interest during 2013.

The variance in the income tax provision in the Core Portfolio of $2.1 million relates to the amendment of Opportunity Fund agreements to re-characterize certain fee income as priority distributions during 2013. The variance in the income tax provision in the Opportunity Funds of $1.0 million relates to an increase in taxable income from Self-Storage Management.

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

NOI represents property-related revenues less expenses. We consider NOI, same-store NOI and rent spreads on new and renewal leases for our Core Portfolio to be appropriate supplemental disclosures of portfolio operating performance metrics due to their widespread acceptance and use within the REIT investor and analyst communities. These metrics are presented to assist investors in analyzing our property performance. However, our method of calculating these metrics may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs.

NOI for our Core Portfolio is determined as follows:

(dollars in millions)
Reconciliation of Consolidated Operating Income to NOI - Core Portfolio
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Consolidated Operating Income	$12.8	$7.1	$43.5	$18.7
Add back:
General and administrative	5.3	5.5	17.3	16.6
Depreciation and amortization	10.5	7.4	29.3	20.7
Less:
Management fee income	—	(0.3)	(0.1)	(1.2)
Interest income	(3.0)	(1.9)	(9.3)	(6.1)
Straight-line rent and other adjustments	(1.7)	(0.3)	(4.3)	(1.3)
Consolidated NOI	23.9	17.5	76.4	47.4
Noncontrolling interest in consolidated NOI	(6.7)	(4.6)	(24.7)	(10.9)
Pro-rata share of consolidated NOI	17.2	12.9	51.7	36.5
Less: Operating Partnership's interest in Opportunity Fund NOI included above	(0.9)	(1.1)	(3.7)	(2.4)
Add: Operating Partnership's share of unconsolidated joint ventures NOI [1]	0.6	1.5	2.0	4.9
Core Portfolio NOI	$16.9	$13.3	$50.0	$39.0

Note:

(1) Does not include the Operating Partnership's share of NOI from unconsolidated joint ventures within the Opportunity Funds

Same-store NOI includes properties in our Core Portfolio that we owned for both the current and prior periods presented, but excludes those properties which we acquired, redeveloped or classified as discontinued operations during these periods. We define a redevelopment property as an asset that is being repositioned in its market or undergoing significant renovation. Redevelopment activities involve taking a substantial portion of leasable space temporarily out of service and typically include structural work, demising of existing space and/or facade renovation. The following table summarizes same-store NOI for our Core Portfolio for the three and nine months ended September 30, 2013 and 2012:

Reconciliation of Core Portfolio NOI to Same-Store NOI

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2013	2012	2013	2012
Core Portfolio NOI - Continuing Operations	$16.9	$13.3	$50.0	$39.0
Less properties excluded from Same-Store NOI	(3.7)	(0.7)	(14.4)	(6.2)
Same-Store NOI	$13.2	$12.6	$35.6	$32.8

Percent change from historic period	4.8%		8.4%

Components of Same-Store NOI
Same-Store Revenues	$18.4	$17.3	$49.0	$45.1
Same-Store Operating Expenses	5.2	4.7	13.4	12.3
Same-Store NOI	$13.2	$12.6	$35.6	$32.8

Following is a summary of the net change in base rent as compared to that of the former leases on new and renewal leases ("Rent Spreads") executed within our Core Portfolio during the three and nine months ended September 30, 2013:

Rent Spreads on New and Renewal Leases - Core Portfolio
	Three Months Ended		Nine Months Ended
	September 30, 2013		September 30, 2013
Core Portfolio New and Renewal Leases	Cash Basis	Straight-Line Basis (GAAP) (1)	Cash Basis	Straight-Line Basis (GAAP) (1)
Number of new and renewal leases executed	26	26	62	62
Gross leasable area	154,533	154,533	304,540	304,540
New average base rent	$18.67	$19.39	$22.06	$23.68
Expiring average base rent	$17.85	$16.97	$20.58	$19.83
Percent growth in average base rent	4.6%	14.3%	7.2%	19.4%
Average cost per square foot (2)	$16.61	$16.61	$13.65	$13.65
Weighted average lease term (years)	7.6	7.6	6.6	6.6
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

We consider FFO to be an appropriate supplemental disclosure of operating performance for an equity REIT due to its widespread acceptance and use within the REIT and analyst communities. FFO is presented to assist investors in analyzing our performance. It is helpful as it excludes various items included in net income that are not indicative of operating performance, such as gains (losses) from sales of depreciated property, depreciation and amortization, and impairment of depreciable real estate. However, our method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO does not represent cash generated from operations as defined by GAAP and is not indicative of cash available to fund all cash needs, including distributions. FFO should not be considered as an alternative to net income for the purpose of evaluating our performance or to cash flows as a measure of liquidity.

The reconciliation of net income to FFO for the three and nine months ended September 30, 2013 and 2012 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(amounts in millions, except per share amounts)	2013	2012	2013	2012
Funds From Operations
Net income attributable to Common Shareholders	$9.5	$7.6	$27.9	$18.4
Depreciation of real estate and amortization of leasing costs (net of noncontrolling interests’ share)
Consolidated affiliates	7.5	5.8	21.1	16.3
Unconsolidated affiliates	0.8	0.4	2.0	1.2
Gain on sale (net of noncontrolling interests’ share)
Consolidated affiliates	—	(1.2)	(0.8)	(1.4)
Unconsolidated affiliates	—	—	—	(0.6)
Impairment of asset	—	—	1.5	—
Income attributable to noncontrolling interests’ in Operating Partnership	0.1	0.1	0.4	0.3
Funds from operations	$17.9	$12.7	$52.1	$34.2
Funds From Operations per Share - Diluted
Weighted average number of Common Shares and OP Units	56.4	47.4	55.4	45.5
Diluted funds from operations, per share	$0.32	$0.27	$0.94	$0.75

USES OF LIQUIDITY

Our principal uses of liquidity are:

•	Core Portfolio acquisitions, redevelopment and re-tenanting activities;

•	Investments in notes receivable and other real estate related investments;

•	Investments through our Opportunity Funds, which include the funding of our share of committed capital;

•	Distributions to our Common Shareholders, OP and LTIP Unit holders, and noncontrolling interests; and

•	Payment of principal and interest on our mortgage loans and credit facilities.

Investments

Core Portfolio

Through October 31, 2013, we acquired three properties for $120.9 million. See Note 4 to the Notes to Consolidated Financial Statements for a discussion of these investments.

During 2011, we initiated the key re-anchoring of three properties. During 2012 we completed two of these projects. Leases for prospective tenants at the third project, the Crossroads Shopping Center, are in various stages of negotiation. Costs associated with the remaining re-tenanting activity at this center are expected to range between $7.0 million and $10.0 million and completion is expected to occur during 2014.

Notes Receivable

We made no investments in notes receivable during the nine months ended September 30, 2013. See Note 6 to the Notes to Consolidated Financial Statements for an overview of our notes receivable.

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

During October 2013, Fund IV acquired 1151 Third Avenue, located in Manhattan, New York, for a purchase price of $18.0 million.

During October 2013, Fund IV acquired Lake Montclair, located in Dumfries, Virginia, for a purchase price of $19.3 million.

As part of our Opportunity Fund strategy, we invest in real estate assets that require significant redevelopment. As of September 30, 2013, we had eight redevelopment projects, one of which is under construction and seven are in various stages of development as follows:

(dollars in millions)
Property	Owner	Costs to date	Anticipated additional costs (1)	Square feet upon completion	Anticipated completion dates
City Point	Fund II	$213.1	$66.9 - $96.9	675,000	2015
Sherman Plaza	Fund II	34.7	TBD	TBD	TBD
Sheepshead Bay	Fund III	23.0	TBD	TBD	TBD
723 N. Lincoln Lane	Fund III	6.7	TBD	TBD	TBD
Cortlandt Crossing	Fund III	11.5	35.5 - 44.5	150,000 - 170,000	2016
3104 M Street NW	Fund III	3.0	4.0 - 5.5	10,000	TBD
Broad Hollow Commons	Fund III	13.2	36.8 - 46.8	180,000 - 200,000	2016
210 Bowery	Fund IV	7.7	3.8 - 4.3	10,000	2015
Total		$312.9

Notes:

TBD - To be determined

(1) Anticipated additional costs are estimated ranges for completing the projects and include costs for tenant improvements and leasing commissions.

Distributions

In order to qualify as a REIT for Federal income tax purposes, we must currently distribute at least 90% of our taxable income to our shareholders. For the three and nine months ended September 30, 2013, we paid dividends and distributions on our Common Shares, Common OP Units and LTIP Unit holders totaling $12.0 million and $33.4 million, respectively, which were funded from the Operating Partnership's share of operating cash flow.

In addition, distributions of $26.3 million were made to noncontrolling interests in Fund III during the nine months ended September 30, 2013. Of this, $7.5 million was made from operating cash flows and $18.8 million resulted from financing proceeds.

Share Repurchase

We have an existing share repurchase program that authorizes management, at its discretion, to repurchase up to $20.0 million of our outstanding Common Shares. The program may be discontinued or extended at any time and there is no assurance that we will purchase the full amount authorized. Under this program we have repurchased 2.1 million Common Shares, none of which were repurchased after December 2001. As of September 30, 2013, management has remaining authority to repurchase up to approximately $7.5 million of our outstanding Common Shares under this program.

SOURCES OF LIQUIDITY

Our principal sources of liquidity are:

•	The issuance of public equity, OP Units or debt instruments;

•	Cash on hand of $88.4 million as of September 30, 2013 and cash flows from operating activities;

•	Unfunded capital commitments from noncontrolling interests;

•	Future sales of existing properties; and

•	Debt financings

Issuance of Equity

During April 2012, we filed a shelf registration on Form S-3 providing for offerings of up to a total of $500.0 million of Common Shares, Preferred Shares, debt securities and other securities. As of September 30, 2013, we have remaining capacity under this registration statement to issue up to approximately $81.3 million of these securities.

During the first nine months of 2013, we have issued 2.8 million Common Shares under our at-the-market ("ATM") equity program for net proceeds of $75.8 million. See Note 3 in the Notes to Consolidated Financial Statements for additional information related to our ATM equity program.

Opportunity Fund Capital

During the first nine months of 2013, capital contributions received from noncontrolling interests in our Opportunity Funds totaled $17.3 million. As of September 30, 2013, unfunded capital commitments from noncontrolling interests in our Opportunity Funds totaled $455.9 million. See Note 1 in the Notes to Consolidated Financial Statements for additional information related to our Opportunity Fund capital activity.

Asset Sales

During May 2013, we closed on the sale of our self-storage facility located in Pelham, New York for $11.9 million, which generated net proceeds of $5.2 million after the repayment of $6.7 million of debt.

We are currently under contract to sell the A&P Shopping Plaza located in Boonton, New Jersey for a sales price of $18.4 million. In addition, we are currently under contract to sell two Fund II assets, Fordham Place in the Bronx, New York and the retail component of Pelham Manor Shopping Plaza, located in Westchester, New York for a combined sales price of $192.4 million.

Debt Financings

During the nine months ended September 30, 2013, we received loan proceeds of $80.5 million, net of repayments on loans that were refinanced, on five debt financings. In addition, we received $197.0 million of loan proceeds which have been deposited in a restricted cash account available to fund future project construction activities. See Note 8 in the Notes to Consolidated Financial Statements for additional information on the transactions related to mortgage loans, bond financing and credit facilities completed during the nine months ended September 30, 2013.

As of September 30, 2013, mortgages, convertible notes and other notes payable aggregated $1,002.5 million, net of unamortized premium of $2.1 million, and the mortgages were collateralized by 35 properties and related tenant leases. Interest rates on our outstanding mortgage indebtedness, convertible notes and other notes payable ranged from 1.00% to 7.25% with maturities that ranged from December 2013 to April 2023. Taking into consideration $180.5 million of notional principal under variable to fixed-rate swap agreements currently in effect, $834.9 million of the mortgages, convertible notes and other notes payable, or 83.3%, was fixed at a 5.04% weighted average interest rate and $167.6 million, or 16.7% was floating at a 3.29% weighted average interest rate as of September 30, 2013. There is $20.8 million of debt maturing in 2013 at a weighted average interest rate of 5.85%. Of this amount, $1.8 million represents scheduled annual amortization. As it relates to the remaining maturities in 2013, we may not have sufficient cash on hand to repay such indebtedness, and, therefore, we expect to refinance at least a portion of this indebtedness or select other alternatives based on market conditions as these loans mature.

The following table sets forth certain information pertaining to our secured and unsecured credit facilities:

(dollars in millions) Borrower	Total amount of credit facility	Amount borrowed as of December 31, 2012	Net borrowings (repayments) during the nine months ended September 30, 2013	Amount borrowed as of September 30, 2013	Letters of credit outstanding as of September 30, 2013	Amount available under credit facilities as of September 30, 2013
Acadia Realty, LP (1)	$150.0	$—	$—	$—	$12.5	$137.5
Fund IV (2)	150.0	93.1	(35.0)	58.1	—	91.9
Total	$300.0	$93.1	$(35.0)	$58.1	$12.5	$229.4

Notes:

(1) This is an unsecured revolving credit facility.
(2) The Fund IV revolving subscription line of credit is secured by unfunded investor capital commitments.

The following table summarizes our mortgage and other indebtedness as of September 30, 2013 and December 31, 2012:

(dollars in millions)
Description of Debt and Collateral	9/30/13	12/31/12	Interest Rate at 9/30/13	Maturity	Payment Terms
Mortgage notes payable – variable-rate
161st Street	$—	$28.9	6.19% (LIBOR+6.00%)	4/1/2013	Interest only monthly
210 Bowery	4.6	—	2.13% (LIBOR+1.95%)	6/1/2014	Interest only monthly
Branch Shopping Plaza	12.3	12.6	2.43% (LIBOR+2.25%)	9/30/2014	Monthly principal and interest
640 Broadway	22.8	22.8	3.13% (LIBOR+2.95%)	7/1/2015	Interest only monthly until 7/14; monthly principal and interest thereafter
Heritage Shops	21.0	21.0	2.43% (LIBOR+2.25%)	8/10/2015	Interest only monthly until 9/13; monthly principal and interest thereafter
City Point	20.6	20.7	2.68% (LIBOR+3.50%)	8/12/2015	Interest only monthly
City Point	20.0	—	5.18% (LIBOR+5.00%)	8/23/2015	Interest only monthly
Cortlandt Towne Center	85.0	73.5	2.21% (LIBOR+1.65%)	10/26/2015	Interest only monthly
New Hyde Park Shopping Center	6.3	6.5	2.43% (LIBOR+2.25%)	11/10/2015	Monthly principal and interest
Nostrand Avenue	12.7	—	2.83% (LIBOR+2.65%)	2/15/2016	Monthly principal and interest
161st Street	29.5	—	2.68% (LIBOR+2.50%)	4/1/2018	Interest only monthly
Village Commons Shopping Center	9.1	9.2	1.58% (LIBOR+1.40%)	6/30/2018	Monthly principal and interest
West Diversey	15.0	15.3	2.08% (LIBOR+1.90%)	4/27/2019	Monthly principal and interest
4401 White Plains Rd	6.3	6.4	2.08% (LIBOR+1.90%)	8/1/2022	Monthly principal and interest
28 Jericho Turnpike	16.3	—	2.08% (LIBOR+1.90%)	1/23/2023	Monthly principal and interest
60 Orange Street	8.5	—	1.93% (LIBOR+1.75%)	4/3/2023	Monthly principal and interest
Sub-total mortgage notes payable	290.0	216.9
Credit facilities - variable rate:
Unsecured line of credit	—	—	1.73% (LIBOR+1.55%)	1/3/2016	Interest only monthly
Fund IV revolving subscription line of credit	58.1	93.1	1.83% (LIBOR+1.65%)	11/20/2015	Interest only monthly
Sub-total credit facilities	58.1	93.1
Interest rate swaps (1)	(180.5)	(132.8)
Total variable-rate debt	167.6	177.2

(dollars in millions)
Description of Debt and Collateral	9/30/13	12/31/12	Interest Rate at 9/30/13	Maturity	Payment Terms
Mortgage notes payable – fixed-rate
Lincoln Park Centre	$19.1	$19.5	5.85%	12/1/2013	Monthly principal and interest
Clark Diversey	4.2	4.3	6.35%	7/1/2014	Monthly principal and interest
New Loudon Center	13.5	13.6	5.64%	9/6/2014	Monthly principal and interest
City Point	20.0	20.0	7.25%	11/1/2014	Interest only quarterly
Crescent Plaza	16.8	17.0	4.98%	9/6/2015	Monthly principal and interest
Pacesetter Park Shopping Center	11.6	11.7	5.12%	11/6/2015	Monthly principal and interest
Elmwood Park Shopping Center	32.9	33.3	5.53%	1/1/2016	Monthly principal and interest
Chicago Portfolio	14.0	14.3	5.62%	2/1/2016	Monthly principal and interest
Chicago Portfolio	1.5	1.5	5.55%	2/1/2016	Monthly principal and interest
The Gateway Shopping Center	19.8	20.0	5.44%	3/1/2016	Monthly principal and interest
340 River Street	6.9	6.9	6.26%	5/1/2016	Monthly principal and interest
330 River Street	4.1	4.2	3.68%	5/1/2016	Monthly principal and interest
Brandywine	166.2	—	5.99%	7/1/2016	Interest only monthly
Walnut Hill Plaza	23.0	23.2	6.06%	10/1/2016	Monthly principal and interest
Brentwood Shopping Center	16.3	16.4	6.35%	12/1/2016	Monthly principal and interest
239 Greenwich Avenue	26.0	26.0	5.42%	2/11/2017	Interest only monthly
639 W Diversey	4.4	4.4	6.65%	3/1/2017	Monthly principal and interest
Merrillville Plaza	25.9	26.2	5.88%	8/1/2017	Monthly principal and interest
216th Street	25.5	25.5	5.80%	10/1/2017	Interest only monthly
City Point	197.0	—	4.75%	2018 (2)	Interest only monthly
City Point	5.3	5.2	1.00%	8/23/2019	Interest only monthly

Interest rate swaps (1)	180.5	132.8	3.91%
Total fixed-rate debt	834.5	426.0
Unamortized premium (discount)	2.1	(0.1)
Total	$1,004.2	$603.1

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

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

At September 30, 2013, maturities on our mortgages, convertible notes and other notes payable ranged from December 2013 to April 2023. In addition, we have non-cancelable ground leases at six of our shopping centers. We also lease space for our corporate headquarters for a term expiring in 2015. The following table summarizes our debt maturities, obligations under non-cancelable operating leases and construction contracts as of September 30, 2013:

(dollars in millions)	Payments due by period
Contractual obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Future debt maturities	$1,002.4	$59.9	$541.2	$159.3	$242.0
Interest obligations on debt	167.5	47.2	76.0	31.7	12.6
Operating lease obligations	25.7	2.0	2.1	4.5	17.1
Construction commitments	100.0	100.0	—	—	—
Total	$1,295.6	$209.1	$619.3	$195.5	$271.7

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

See Note 5 to the Notes to Consolidated Financial Statements for a discussion of our unconsolidated investments. Our pro-rata share of debt related to these unconsolidated investments is as follows:

(dollars in millions)	Operating Partnership
Investment	Pro-rata share of mortgage debt	Interest rate at September 30, 2013	Maturity Date
Lincoln Road (Fund III)	$3.7	6.14%	August 2014
Crossroads	28.7	5.37%	December 2014
Parkway Crossing	2.4	2.20%	January 2015
Arundel Plaza	1.6	5.60%	April 2015
White City Shopping Center	6.4	2.60%	December 2017
Lincoln Road (Fund IV)	18.4	1.78%	June 2018
Georgetown Portfolio	9.1	4.72%	December 2027
Total	$70.3

In addition, we have arranged for the provision of two separate letters of credit in connection with certain leases and investments. As of September 30, 2013, there was no outstanding balance under the letters of credit. If the letters of credit were fully drawn, the maximum amount of our exposure would be $12.5 million.

In addition to our derivative financial instruments, one of our unconsolidated affiliates is a party to two separate interest rate LIBOR swaps with a notional value of $28.7 million, which effectively fix the interest rate at 5.54% and expire in December 2017. Our pro-rata share of the fair value of such affiliates' derivative liabilities totaled $0.4 million at September 30, 2013.

HISTORICAL CASH FLOW

The following table compares the historical cash flow for the nine months ended September 30, 2013 ("2013") with the cash flow for the nine months ended September 30, 2012 ("2012"):

	Nine Months Ended September 30,
(dollars in millions)	2013	2012	Change
Net cash provided by operating activities	$41.6	$36.0	$5.6
Net cash used in investing activities	(160.2)	(190.1)	29.9
Net cash provided by financing activities	115.2	149.6	(34.4)
Total	$(3.4)	$(4.5)	$1.1

A discussion of the significant changes in cash flow for 2013 compared to 2012 is as follows:

Operating Activities

The increase of $5.6 million in net cash provided by operating activities primarily resulted from the following:

Items which contributed to an increase in cash from operating activities:

•	Additional net operating income from Core and Opportunity Fund Property acquisitions and redevelopments

•	Additional cash of $7.2 million used to fund deposits for potential acquisitions during 2012

Items which contributed to a decrease in cash from operating activities:

•	Additional cash of $17.2 million used to fund prepaid ground rent for Fund II's City Point project during 2013

Investing Activities

The decrease of $29.9 million in net cash used in investing activities primarily resulted from the following:

Items which contributed to a decrease in cash used in investing activities:

•	An increase of $74.9 million in 2013 in return of capital from unconsolidated affiliates

•	A decrease of $34.5 million related to advances of notes receivable during 2013

•	An increase of $13.8 million in 2013 in collections of notes receivable

Items which contributed to an increase in cash used in investing activities:

•	An increase of $33.0 million used in investments in and advances to unconsolidated affiliates during 2013 related to our investments in 2819 Kennedy Boulevard and Promenade at Manassas

•	A decrease of $32.9 million in proceeds from the sale of properties during 2013

•	An increase of $23.7 million used in redevelopment and improvement of properties during 2013

Financing Activities

The $34.4 million decrease in net cash provided by financing activities resulted primarily from the following:

Items which contributed to a decrease in cash from financing activities:

•	A decrease of $94.8 million in contributions from noncontrolling interests during 2013

•	A decrease of $19.7 million of net proceeds from the issuance of Common Shares, net of costs during 2013

•	An increase of $8.8 million in dividends paid to Common Shareholders during 2013

Items which contributed to an increase in cash from financing activities:

•	An additional $62.0 million in mortgage debt proceeds, net of principal payments and funding of a restricted cash account during 2013

•	A decrease of $32.9 million in distributions to noncontrolling interests during 2013

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Our primary market risk exposure is to changes in interest rates related to our mortgage debt, convertible notes and other debt. See the discussion under Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations for certain quantitative details related to our mortgage debt, convertible notes and other debt.

Currently, we manage our exposure to fluctuations in interest rates primarily through the use of fixed-rate debt and interest rate swap and cap agreements. As of September 30, 2013, we had total mortgage debt, convertible notes and other notes payable of $1,002.5 million, net of unamortized premium of $2.1 million, of which $834.9 million or 83.3% was fixed-rate, inclusive of interest rate swaps, and $167.6 million or 16.7% was variable-rate based upon LIBOR plus certain spreads. As of September 30, 2013, we were a party to 11 interest rate swap transactions and four interest rate caps to hedge our exposure to changes in interest rates with respect to $180.5 million and $141.0 million of LIBOR-based variable-rate debt, respectively.

Of our total consolidated outstanding debt, $20.8 million and $60.8 million will become due in 2013 and 2014, respectively. As we intend on refinancing some or all of such debt at the then-existing market interest rates, which may be greater than the current interest rate, our interest expense would increase by approximately $0.8 million annually if the interest rate on the refinanced debt increased by 100 basis points. After giving effect to noncontrolling interests, our share of this increase would be $0.4 million.

Interest expense on our consolidated variable-rate debt, net of variable to fixed-rate swap agreements currently in effect, as of September 30, 2013 would increase by $1.7 million annually if LIBOR increased by 100 basis points. After giving effect to noncontrolling interests, our share of this increase would be $0.1 million. We may seek additional variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, we would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.

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

Part II.    Other Information

Item 1.    Legal Proceedings.

During the first quarter 2013, the Company and certain affiliates, together with Michael Bloomberg, as mayor of the City of New York, certain public corporations and others were named in an Article 78 Proceeding (the “Proceeding”) brought by certain construction unions, Families United For Racial and Economic Equality and others in the Supreme Court of New York regarding the Company's City Point project. The Proceeding seeks an injunction to halt construction and financing activities until certain alleged environmental requirements are satisfied. During the third quarter 2013, the case was dismissed by the court.

During July 2013, a lawsuit was brought against the Company relating to the 2011 flood at Mark Plaza by Kmart Corporation in the Luzerne County Court of Common Pleas, State of Pennsylvania. The lawsuit alleges a breach of contract and negligence relating to landlord responsibility for damages incurred by the tenant as a result of the flood. The tenant is seeking damages in excess of $9.0 million. The Company believes that this lawsuit is without merit.

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

ACADIA REALTY TRUST

November 5, 2013	/s/ Kenneth F. Bernstein Kenneth F. Bernstein President and Chief Executive Officer (Principal Executive Officer)

November 5, 2013	/s/ Jonathan W. Grisham Jonathan W. Grisham Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Description
3.1	Declaration of Trust of the Company (incorporated by reference to the copy thereof filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K filed for the fiscal year ended December 31, 2012.)
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

Note:
(1)	Filed herewith.