Form 10-K
period 2013-12-31
ACADIA REALTY TRUST
filed 2014-02-26
CIK 899629

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $1,369.2 million, based on a price of $24.70 per share, the average sales price for the registrant’s common shares of beneficial interest on the New York Stock Exchange on that date.

The number of shares of the registrant’s common shares of beneficial interest outstanding on February 26, 2014 was 55,903,470.
DOCUMENTS INCORPORATED BY REFERENCE
Part III – Portions of the registrant’s definitive proxy statement relating to its 2014 Annual Meeting of Shareholders presently scheduled to be held May 14, 2014 to be filed pursuant to Regulation 14A.

TABLE OF CONTENTS
Form 10-K Report

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Annual Report on Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 and as such may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative thereof or other variations thereon or comparable terminology. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to those set forth under the headings "Item 1A. Risk Factors" and "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-K. These risks and uncertainties should be considered in evaluating any forward-looking statements contained or incorporated by reference herein.

PART I
ITEM 1. BUSINESS.

GENERAL

Acadia Realty Trust (the "Trust") was formed on March 4, 1993 as a Maryland real estate investment trust ("REIT"). All references to "Acadia," "we," "us," "our" and "Company" refer to the Trust and its consolidated subsidiaries. We are a fully integrated REIT focused on the ownership, acquisition, redevelopment, and management of high-quality retail properties located primarily in high-barrier-to-entry, supply constrained, densely-populated metropolitan areas in the United States along the East Coast and in Chicago. We currently own, or have an ownership interest in these properties through our Core Portfolio (as defined in Item 2. of this Form 10-K) and our Funds (as defined in Item 1 of this Form 10-K).

All of our assets are held by, and all of our operations are conducted through, Acadia Realty Limited Partnership (the "Operating Partnership") and entities in which the Operating Partnership owns an interest. As of December 31, 2013, the Trust controlled 97% of the Operating Partnership as the sole general partner. As the general partner, the Trust is entitled to share, in proportion to its percentage interest, in the cash distributions and profits and losses of the Operating Partnership. The limited partners primarily represent entities or individuals that contributed their interests in certain properties or entities to the Operating Partnership in exchange for common or preferred units of limited partnership interest ("Common OP Units" or "Preferred OP Units", respectively, and collectively, "OP Units") and employees who have been awarded restricted Common OP Units ("LTIP Units") as long-term incentive compensation. Limited partners holding Common OP and LTIP Units are generally entitled to exchange their units on a one-for-one basis for our common shares of beneficial interest of the Trust ("Common Shares"). This structure is referred to as an umbrella partnership REIT, or "UPREIT".

BUSINESS OBJECTIVES AND STRATEGIES

Our primary business objective is to acquire and manage commercial retail properties that will provide cash for distributions to shareholders while also creating the potential for capital appreciation to enhance investor returns. We focus on the following fundamentals to achieve this objective:

•
Own and operate a Core Portfolio of high-quality retail properties located primarily in high-barrier-to-entry, densely-populated metropolitan areas. Our goal is to create value through accretive redevelopment and re-tenanting activities within our existing portfolio and grow this platform through the acquisition of high-quality assets that have the long-term potential to outperform the asset class.

•
Generate additional external growth through an opportunistic yet disciplined acquisition program within our Funds (as defined below). We target transactions with high inherent opportunity for the creation of additional value through:

◦	value-add investments in high-quality street retail properties with re-tenanting or repositioning opportunities,

◦	opportunistic acquisitions of well-located real-estate anchored by distressed retailers or by motivated sellers and

◦	opportunistic purchases of debt which may include restructuring or the opportunity to convert the investment into an equity interest.

These may also include joint ventures with private equity investors for the purpose of making investments in operating retailers with significant embedded value in their real estate assets.

•	Maintain a strong and flexible balance sheet through conservative financial practices while ensuring access to sufficient capital to fund future growth.

Investment Strategy — Generate External Growth through our Dual Platforms; Core Portfolio and Funds

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

Given the growing importance of technology and e-commerce, many of our retail tenants are appropriately focused on multi-channel sales and how to best utilize e-commerce initiatives to drive sales at their stores. In light of these initiatives, we have found retailers are becoming more selective as to the location, size and format of their next-generation stores and are focused on dense, high-traffic retail corridors, where they can utilize smaller and more productive formats closer to their shopping population. In addition to retailer multi-channeling initiatives, we also believe that retailers continue to recognize that many of the nation’s urban markets are under-served from a retail standpoint, and we have capitalized on this situation by investing in redevelopment projects in dense urban areas where retail tenant demand has effectively surpassed the supply of available sites. Accordingly, our focus for Core Portfolio and Fund acquisitions is on those properties which we believe will not only remain relevant to our tenants, but become even more so in the future. In connection with our Core Portfolio acquisition activity, we may also engage in discussions with public and private entities regarding business combinations.

In addition to our Core Portfolio investments in real estate assets, we have also capitalized on our expertise in the acquisition, redevelopment, leasing and management of retail real estate by establishing discretionary opportunity funds. Our Fund platform is an investment vehicle where the Operating Partnership invests, along with outside institutional investors, including, but not limited to, endowments, foundations, pension funds, and investment management companies, in primarily opportunistic and value-add retail real estate. To date, we have launched four funds ("Funds"); Acadia Strategic Opportunity Fund, LP ("Fund I"), Acadia Strategic Opportunity Fund II, LLC ("Fund II"), Acadia Strategic Opportunity Fund III LLC ("Fund III") and Acadia Strategic Opportunity Fund IV LLC ("Fund IV"). Due to our level of control, we consolidate these Funds for financial reporting purposes. Fund I and Fund II also include investments in operating companies through Acadia Mervyn Investors I, LLC ("Mervyns I"), Acadia Mervyn Investors II, LLC ("Mervyns II") and, in certain instances, directly through Fund II, all on a non-recourse basis. These investments comprise and are referred to as the Company's Retailer Controlled Property Initiative ("RCP Venture").

The Operating Partnership is the sole general partner or managing member of the Funds and Mervyns I and II and and earns priority distributions or fees for asset management, property management, construction, redevelopment, leasing and legal services. Cash flows from the Funds and RCP Venture are distributed pro-rata to their respective partners and members (including the Operating Partnership) until each receives a certain cumulative return ("Preferred Return"), and the return of all capital contributions. Thereafter, remaining cash flow is distributed 20% to the Operating Partnership ("Promote") and 80% to the partners or members (including the Operating Partnership).

See Note 1 in the Notes to Consolidated Financial Statements, which begin on page F-1 of this Form 10-K ("Notes to Consolidated Financial Statements"), for a detailed discussion of the Funds and RCP Venture.

Capital Strategy — Balance Sheet Focus and Access to Capital

Our primary capital objective is to maintain a strong and flexible balance sheet through conservative financial practices, including a moderate use of leverage, while ensuring access to sufficient capital to fund future growth. We intend to continue financing acquisitions and property redevelopment with sources of capital determined by management to be the most appropriate based on, among other factors, availability in the current capital markets, pricing and other commercial and financial terms. The sources of capital may include the issuance of public equity, unsecured debt, mortgage and construction loans, and other capital alternatives including the issuance of OP Units. We manage our interest rate risk primarily through the use of fixed rate debt and, where we use variable rate debt, through the use of certain derivative instruments, including London Interbank Offered Rate ("LIBOR") swap agreements and interest rate caps as discussed further in Item 7A. of this Form 10-K.

During 2012, we established an at-the-market (“ATM”) equity issuance program providing us an efficient and low-cost platform for raising public equity to fund our capital needs. Through this program, we have been able to effectively “match-fund” the required equity for our Core Portfolio and Fund acquisitions through the issuance of Common Shares over extended periods employing a price averaging strategy.

During January of 2012, we launched this program to provide for up to $75.0 million of gross proceeds from the sale of our Common Stock. During August 2012, we renewed the program providing for an additional $125.0 million of gross proceeds and again during April of 2013, providing for an additional $150.0 million of gross proceeds. For the year ended December 31, 2012, we issued 6.1 million shares under the ATM program, generating $143.8 million of gross proceeds and $140.8 million of net proceeds, after related issuance costs. For the year ended December 31, 2013, we issued 3.0 million shares, generating $82.2 million of gross proceeds and $80.7 million of net proceeds.

In addition, we have and intend to continue, from time to time, issuing equity in follow-on offerings separate from our ATM program. During October 2012, we issued 3.5 million Common Shares in a separate follow-on offering for $86.9 million. Net proceeds after related issuance costs were $85.9 million.

Net proceeds raised through our ATM program and the above follow-on offering were primarily used for acquisitions, both for our Core Portfolio and our pro-rata share of Fund acquisitions and for general corporate purposes.

During December 2013, we also issued 1.2 million OP Units in connection with the acquisition of a property. See Note 2 in the Notes to Consolidated Financial Statements, for a detailed discussion of this acquisition.

During January 2013, we closed on a new unsecured revolving credit facility providing for up to $150.0 million, which matures on January 31, 2016 with an additional one-year extension option. As of February 26, 2014, no proceeds have been drawn on this facility. There are outstanding letters of credit for an aggregate $12.5 million against this facility. During November 2013, we modified this credit facility by adding an additional $50.0 million term loan, all of which has been funded. The term loan has the same terms as the aforementioned revolving credit facility.

Operating Strategy — Experienced Management Team with Proven Track Record

Our senior management team has decades of experience in the real estate industry. We have capitalized on our expertise in the acquisition, redevelopment, leasing and management of retail real estate by creating value through property redevelopment, re-tenanting and establishing joint ventures, such as the Funds, in which we earn, in addition to a return on our equity interest, Promotes, priority distributions and fees.

Operating functions such as leasing, property management, construction, finance and legal (collectively, the "Operating Departments") are generally provided by our personnel, providing for a vertically integrated operating platform. By incorporating the Operating Departments in the acquisition process, acquisitions are appropriately priced giving effect to each asset’s specific risks and returns and transition time is minimized allowing management to immediately execute on its strategic plan for each asset.

INVESTING ACTIVITIES

Core Portfolio

Our Core Portfolio consists primarily of street retail properties and neighborhood and community shopping centers located in high barrier-to-entry supply constrained markets. As we typically hold our Core Portfolio properties for long-term investment, we periodically review the existing portfolio and implement programs to renovate and re-tenant targeted properties to enhance their market position. This in turn strengthens the competitive position of the leasing program to attract and retain quality tenants, increasing cash flow, and consequently, property values. From time to time, we also identify certain properties for disposition and redeploy the capital for acquisitions and for the repositioning of existing centers with greater potential for capital appreciation.

For the year ended December 31, 2013, we continued to execute on our strategy of owning a superior Core Portfolio by acquiring, through our Operating Partnership, high-quality, street retail assets located in densely populated areas for an aggregate purchase price of $176.9 million. See Note 2 in the Notes to Consolidated Financial Statements, for a detailed discussion of these acquisitions. During January 2014, we closed on an additional $44.0 million acquisition, which was under contract as of December 31, 2013.

As of December 31, 2013, we had an acquisition pipeline of $92.1 million under contract, which is subject to certain closing conditions and as such, no assurance can be given that the closings will be successfully completed. See Item 2. Properties for a description of the other properties in our Core Portfolio. Subsequent to December 31, 2013, we have closed on $7.3 million of this pipeline. See Note 23 in the Notes to Consolidated Financial Statements, for a detailed discussion of this acquisition.

During 2013, we sold the A&P Shopping Center, a 62,741 square foot center, anchored by an A&P supermarket, located in Boonton, New Jersey, for $18.4 million. See Note 2 in the Notes to Consolidated Financial Statements, for a detailed discussion of this disposition.

We also make investments in first mortgages, preferred equity and other notes receivable collateralized by real estate, ("Structured Finance Program") either directly or through entities having an ownership interest therein. During 2013, we made investments totaling $45.0 million in this program. See Note 5 in the Notes to Consolidated Financial Statements, for a detailed discussion of our Structured Finance Program.

Funds

Acquisitions

Fund III

During 2013, Fund III acquired title to a property through the conversion of a previously issued note receivable and accrued interest thereon of an aggregate $20.0 million. See Note 2 in the Notes to Consolidated Financial Statements, for a detailed discussion of this acquisition. The acquisition period for Fund III has now expired and there will be no new investments made through Fund III.

Fund IV

During 2013, Fund IV acquired six properties for an aggregate purchase price of $123.2 million. See Note 2 in the Notes to Consolidated Financial Statements, for a detailed discussion of these acquisitions.

Dispositions

Fund II

During 2013, Fund II sold two shopping centers and one self-storage facility for an aggregate sales price of $204.3 million. See Note 2 in the Notes to Consolidated Financial Statements, for a detailed discussion of these dispositions.

Redevelopment Activities

As part of our Fund strategy, we invest in real estate assets that require significant redevelopment. As of December 31, 2013, the Funds had seven redevelopment projects, one of which is under construction and six which are in various stages of the redevelopment process as follows:

(dollars in millions)
Property	Owner	Costs to date	Anticipated additional costs (1)	Status	Square feet upon completion	Anticipated completion date
City Point (2)	Fund II	$249.5	$30.5 - $60.5	Construction commenced	675,000	2015
Sherman Plaza (2)	Fund II	35.0	TBD	Pre-construction	TBD	TBD
723 N. Lincoln Lane	Fund III	6.7	TBD	Pre-construction	TBD	TBD
Cortlandt Crossing	Fund III	12.1	34.9 - 43.9	Pre-construction	150,000 - 170,000	2016
3104 M Street NW	Fund III	3.1	3.9 - 5.4	Pre-construction	10,000	TBD
Broad Hollow Commons	Fund III	13.5	36.5 - 46.5	Pre-construction	180,000 - 200,000	2016
210 Bowery	Fund IV	7.8	3.7 - 4.2	Pre-construction	10,000	2016
Total		$327.7

Notes:

TBD – To be determined

(1) Anticipated additional costs are estimated ranges for completing the projects and include costs for tenant improvements and leasing commissions.

(2) These projects are being redeveloped by Acadia Urban Development LLC ("Acadia Urban Development"), or subsidiaries thereof, in connection with Fund II's New York Urban/Infill Redevelopment Initiative. See Item 7. of this Form 10-K for further information on the Acadia Urban Development joint venture as detailed in "Liquidity and Capital Resources – New York Urban/Infill Redevelopment Initiative."

RCP Venture

Through Mervyns I and II, and in certain instances, Fund II, we have opportunistically made investments in surplus or underutilized properties owned by retailers (the "RCP Venture"). While we are primarily a passive partner in the investments made through the RCP Venture, historically we have provided our services in reviewing potential acquisitions and operating and redevelopment assistance in areas where we have both a presence and expertise. To date, we have invested an aggregate $63.2 million in our RCP Venture on a non-recourse basis. See Note 4 in the Notes to Consolidated Financial Statements, for a detailed discussion of the RCP Venture.

ENVIRONMENTAL LAWS

For information relating to environmental laws that may have an impact on our business, please see "Item 1A. Risk Factors - Possible liability relating to environmental matters."

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

FINANCIAL INFORMATION ABOUT MARKET SEGMENTS

We have three reportable segments: Core Portfolio, Funds and Structured Financing. Structured Financing consists of our notes receivable and related interest income. The accounting policies of the segments are the same as those described in the summary of significant accounting policies set forth in Note 1 in the Notes to Consolidated Financial Statements. We evaluate property performance primarily based on net operating income before depreciation, amortization and certain nonrecurring items. Investments in our Core Portfolio are typically held long-term. Given the contemplated finite life of our Funds, these investments are typically held for shorter terms. Priority distributions and fees earned by us as general partner or managing member of the Funds are eliminated in our Consolidated Financial Statements. See Note 3 in the Notes to Consolidated Financial Statements, for information regarding, among other things, revenues from external customers, a measure of profit and loss and total assets with respect to each of our segments. Our profits and losses for both our business and each of our segments are not seasonal.

CORPORATE HEADQUARTERS AND EMPLOYEES

Our executive office is located at 1311 Mamaroneck Avenue, Suite 260, White Plains, New York 10605, and our telephone number is (914) 288-8100. As of December 31, 2013, we had 120 employees, of which 107 were located at our executive office and 13 were located at regional property management offices. None of our employees are covered by collective bargaining agreements. Management believes that its relationship with employees is good.

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

CODE OF ETHICS AND WHISTLEBLOWER POLICIES

The Board of Trustees adopted a Code of Business Conduct and Ethics applicable to all employees, as well as a "Whistleblower Policy." Copies of these documents are available in the Investor Information section of our website. We intend to disclose future amendments to, or waivers from (with respect to our senior executive financial officers), our Code of Ethics in the Investor Information section of our website within four business days following the date of such amendment or waiver.

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

We derive significant revenues from certain anchor tenants that occupy space in more than one center. We could be adversely affected in the event of the bankruptcy or insolvency of, or a downturn in the business of, any of our major tenants, or in the event that any such tenant does not renew its leases as they expire or renews such leases at lower rental rates. Vacated anchor space not only would reduce rental revenues, but if not re-tenanted with the same tenant, or one with equal consumer attraction, at the same rental rates could adversely affect the entire shopping center because of the loss of the departed anchor tenant's customer drawing power. Loss of customer drawing power also can occur through the exercise of the right, that most anchors have, to vacate and prevent re-tenanting by paying rent for the balance of the lease term ("going dark") as would the departure of a "shadow" anchor tenant that owns its own property. In addition, in the event that certain major tenants cease to occupy a property, such an action may result in a significant number of other tenants having the right to terminate their leases, or pay a reduced rent based on a percentage of the tenant's sales, at the affected property, which could adversely affect the future income from such property ("co-tenancy"). See "Item 2. Properties-Major Tenants" in this Annual Report on Form 10-K for quantified information with respect to the percentage of our minimum rents received from major tenants.

We may not be able to renew current leases and the terms of re-letting (including the cost of concessions to tenants) may be less favorable to us than current lease terms.

Upon the expiration of current leases for space located in our properties, we may not be able to re-let all or a portion of that space, or the terms of re-letting (including the cost of concessions to tenants) may be less favorable to us than current lease terms. If we are unable to re-let promptly all or a substantial portion of the space located in our properties or if the rental rates we receive upon re-letting are significantly lower than current rates, our net income and ability to make expected distributions to our shareholders will be adversely affected due to the resulting reduction in revenues. There can be no assurance that we will be able to retain tenants in any of our properties upon the expiration of their leases. See "Item 2. Properties - Lease Expirations" in this Annual Report on Form 10-K for additional information as to the scheduled lease expirations in our portfolio.

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

Historically and from time to time, certain of our tenants experienced financial difficulties and filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code ("Chapter 11 Bankruptcy"). Pursuant to bankruptcy law, tenants have the right to reject some or all of their leases. In the event the tenant exercises this right, the landlord generally has the right to file a claim for lost rent equal to the greater of either one year's rent (including tenant expense reimbursements) for remaining terms greater than one year, or 15% of the rent remaining under the balance of the lease term, but not to exceed three years rent. Actual amounts to be received in satisfaction of those claims will be subject to the tenant's final bankruptcy plan and the availability of funds to pay its creditors.

Although currently none of our critical tenants are in bankruptcy, experience shows that there can be no assurance that one or more of our major tenants will be immune from bankruptcy.

E-commerce can have an impact on our business.

The use of the internet by consumers continues to gain in popularity. The migration toward e-commerce is likely to continue. This increase in internet sales could result in a downturn in the business of our current tenants in their "brick and mortar" locations and could affect the way future tenants lease space.

While we devote considerable effort and resources to analyze and respond to tenant trends, preferences and consumer spending patterns, we cannot predict with certainty what future tenants will want, what future retail spaces will look like and how much revenue will be generated at traditional "bricks and mortar" locations. If we are unable to anticipate and respond promptly to trends in the market due to the illiquid nature of real estate (See the Risk Factor entitled, "Our ability to change our portfolio is limited because real estate investments are illiquid" below), our occupancy levels and financial results could suffer.

The current economic environment, while improving, may cause us to lose tenants and may impair our ability to borrow money to purchase properties, refinance existing debt or finance our current redevelopment projects.

Our operations and performance depend on general economic conditions, including the health of the consumer. The U.S. economy has historically experienced financial downturns from time to time, including a decline in consumer spending, credit tightening and high unemployment. Although currently recovering, the U.S. economy is not robust with unemployment still at unacceptable levels.

The current economic environment has also had, an impact on the global credit markets. While we currently believe we have adequate sources of liquidity, there can be no assurance that we will be able to obtain mortgage loans to purchase additional properties, obtain financing to complete current redevelopment projects, or successfully refinance our properties as loans become due. To the extent that the availability of credit is limited, it would also adversely impact our notes receivable as counterparties may not be able to obtain the financing required to repay the loans upon maturity.

Political and economic uncertainty could have an adverse effect on us.

We cannot predict how current political and economic uncertainty, including uncertainty related to taxation, will affect our critical tenants, joint venture partners, lenders, financial institutions and general economic conditions, including the health and confidence of the consumer and the volatility of the stock market.

Political and economic uncertainty poses a risk to us in that it may cause consumers to postpone discretionary spending in response to tighter credit, reduced consumer confidence and other macroeconomic factors affecting consumer spending behavior, resulting in a downturn in the business of our tenants. In the event current political and economic uncertainty results in financial turmoil affecting the banking system and financial markets or significant financial service institution failures, there could be a new or incremental tightening in the credit markets, low liquidity, and extreme volatility in fixed income, credit, currency and equity markets. Each of these could have an adverse effect on our business, financial condition and operating results.

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

Interest expense on our variable rate debt as of December 31, 2013 would increase by $2.2 million annually for a 100 basis point increase in interest rates. We may seek additional variable rate financing if and when pricing and other commercial and financial terms warrant. As such, we often hedge against the interest rate risk related to such additional variable rate debt, primarily through interest rate swaps but can use other means.

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

There are numerous commercial developers, real estate companies, financial institutions and other investors with greater financial resources than we have that compete with us in seeking properties for acquisition and tenants who will lease space in our properties. Our competitors include other REITs, financial institutions, insurance companies, pension funds, private companies and individuals. This competition may result in a higher cost for properties than we wish to pay. In addition, retailers at our properties (both in our Core Portfolio and in the portfolios of the Funds) face increasing competition from outlet malls, discount shopping clubs, internet commerce, direct mail and telemarketing, which could (i) reduce rents payable to us and (ii) reduce our ability to attract and retain tenants at our properties leading to increased vacancy rates at our properties.

We could be adversely affected by poor market conditions where our properties are geographically concentrated.

Our performance depends on the economic conditions in markets in which our properties are concentrated. We have significant exposure to the greater New York and Chicago metropolitan regions, from which we derive 42% and 20% of the annual base rents within our Core Portfolio, respectively and 39% and 12% of annual base rents within our Funds, respectively. Our operating results could be adversely affected if market conditions, such as an oversupply of space or a reduction in demand for real estate, in these areas occur.

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

Our earnings growth strategy is based on the acquisition and redevelopment of additional properties, including acquisitions of core properties through our Operating Partnership and our high return investment programs through Fund IV. The consummation of any future acquisitions will be subject to satisfactory completion of our extensive valuation analysis and due diligence review and to the negotiation of definitive documentation. We cannot be sure that we will be able to implement our strategy because we may have difficulty finding new properties, obtaining necessary entitlements, negotiating with new or existing tenants or securing acceptable financing.

Acquisitions of additional properties entail the risk that investments will fail to perform in accordance with expectations, including operating and leasing expectations. In the context of our business plan, "redevelopment" generally means an expansion or renovation of an existing property. Redevelopment is subject to numerous risks, including risks of construction delays, cost overruns or uncontrollable events that may increase project costs, new project commencement risks such as the receipt of zoning, occupancy and other required governmental approvals and permits, and incurring redevelopment costs in connection with projects that are not pursued to completion.

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

Exclusivity obligation to our Funds.

Under the terms of Fund IV, our primary goal is to seek investments for Fund IV, subject to certain exceptions. We may only pursue opportunities to acquire retail properties directly through the Operating Partnership if (i) the ownership of the acquisition opportunity by Fund IV would create a material conflict of interest for us; (ii) we require the acquisition opportunity for a "like-kind" exchange; (iii) the consideration payable for the acquisition opportunity is our Common Shares, OP Units or other securities or (iv) the investment is outside the parameters of our investment goals for Fund IV (which, in general, seeks more opportunistic level returns). As a result, we may not be able to make attractive acquisitions directly and instead may only receive a minority interest in such acquisitions through Fund IV.

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

During 2013, 2012 and 2011, our Fund I and Mervyns I joint ventures provided Promote income. There can be no assurance that the joint ventures will continue to operate profitably and thus provide additional Promote income in the future. These factors could limit the return that we receive from such investments or cause our cash flows to be lower than our estimates. In addition, a partner or co-venturer may not have access to sufficient capital to satisfy its funding obligations to the joint venture.

Our structured financing portfolio is subject to specific risks relating to the structure and terms of the instruments and the underlying collateral.

We invest in notes receivables and preferred equity investments that are collateralized by the underlying real estate, a direct interest or the borrower’s ownership interest in the entities that own the properties and/or by the borrower’s personal guarantee. The underlying assets are sometimes subordinate in payment and collateral to more senior loans. The ability of a borrower or entity to make payments on these investments may be subject to the senior lender and/or the performance of the underlying real estate. In the event of a default by the borrower or entity on its senior loan, our investment will only be satisfied after the senior loan and we may not be able to recover the full value of the investment. In the event of a bankruptcy of an entity in which we have a preferred equity interest, or in which the borrower has pledged its interest, the assets of the entity may not be sufficient to satisfy our investment.

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

As of December 31, 2013, five institutional shareholders own 5% or more individually, and 47.4% in the aggregate, of our Common Shares. A significant concentration of ownership may allow an investor or a group of investors to exert a greater influence over our management and affairs and may have the effect of delaying, deferring or preventing a change in control of us.

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

Under the Maryland General Corporation Law, as amended, which we refer to as the "MGCL," as applicable to REITs, certain "business combinations," including certain mergers, consolidations, share exchanges and asset transfers and certain issuances and reclassifications of equity securities, between a Maryland REIT and any person who beneficially owns 10% or more of the voting power of the trust's outstanding voting shares or an affiliate or an associate, as defined in the MGCL, of the trust who, at any time within the two-year period immediately prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then-outstanding shares of beneficial interest of the trust, which we refer to as an "interested shareholder," or an affiliate of the interested shareholder, are prohibited for five years after the most recent date on which the interested shareholder becomes an interested shareholder. After that five-year period, any such business combination must be recommended by the board of trustees of the trust and approved by the affirmative vote of at least (1) 80% of the votes entitled to be cast by holders of outstanding voting shares of beneficial interest of the trust and (2) two-thirds of the votes entitled to be cast by holders of voting shares of the trust other than shares held by the interested shareholder with whom, or with whose affiliate, the business combination is to be effected or held by an affiliate or associate of the interested shareholder, unless, among other conditions, the trust's common shareholders receive a minimum price, as defined in the MGCL, for their shares and the consideration is received in cash or in the same form as previously paid by the interested shareholder for its common shares.

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

The MGCL also provides that holders of "control shares" of a Maryland REIT (defined as voting shares that, when aggregated with all other shares owned by the acquirer or in respect of which the acquirer is entitled to exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquirer to exercise one of three increasing ranges of voting power in electing trustees) acquired in a "control share acquisition" (defined as the direct or indirect acquisition of ownership or control of "control shares") have no voting rights except to the extent approved by the affirmative vote of holders of at least two-thirds of all the votes entitled to be cast on the matter, excluding shares owned by the acquirer, by officers or by employees who are also trustees of the trust. Our Bylaws contain a provision exempting from the control share acquisition statute, any and all acquisitions by any person of shares of beneficial interest of the Trust. Our Bylaws can be amended by our Board of Trustees by majority vote, and there can be no assurance that this provision will not be amended or eliminated at any time in the future.

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

We intend to continue the selective redevelopment and construction of retail properties, with our project at City Point currently being our largest redevelopment project (see "Item 1. BUSINESS - INVESTING ACTIVITIES - Funds - Redevelopment Activities" for a description of the CityPoint project).

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

SHOPPING CENTER PROPERTIES

The discussion and tables in this Item 2. include properties held through our Core Portfolio and our Funds. We define our Core Portfolio as those properties either 100% owned by, or partially owned through joint venture interests by, the Operating Partnership, or subsidiaries thereof, not including those properties owned through our Funds.

As of December 31, 2013, there are 77 operating properties in our Core Portfolio totaling approximately 5.3 million square feet of gross leasable area ("GLA"). The Core Portfolio properties are located in 12 states and the District of Columbia and primarily consist of street retail, dense suburban neighborhood and community shopping centers and mixed-use properties with a strong retail component. Our shopping centers are predominately anchored by supermarkets or value-oriented retail. The properties are diverse in size, ranging from approximately 2,000 to 876,000 square feet and as of December 31, 2013, were, in total, 94% occupied.

As of December 31, 2013, we owned and operated 28 properties totaling approximately 2.8 million square feet of GLA in our Funds, excluding seven properties under redevelopment. In addition to shopping centers, the Funds have invested in mixed-use properties, which generally include retail activities. The Fund properties are located in 10 states and the District of Columbia and as of December 31, 2013, were, in total, 95% occupied.

Within our Core Portfolio and Funds, we had approximately 700 leases as of December 31, 2013. A majority of our rental revenues were from national retailers and consist of rents received under long-term leases. These leases generally provide for the monthly payment of fixed minimum rent and the tenants' pro-rata share of the real estate taxes, insurance, utilities and common area maintenance of the shopping centers. Certain of our leases also provide for the payment of rent based on a percentage of a tenant's gross sales in excess of a stipulated annual amount, either in addition to, or in place of, minimum rents. Minimum rents, percentage rents and expense reimbursements accounted for approximately 90% of our total revenues for the year ended December 31, 2013.

Three of our Core Portfolio properties and five of our Fund properties are subject to long-term ground leases in which a third party owns and has leased the underlying land to us. We pay rent for the use of the land and are responsible for all costs and expenses associated with the building and improvements at all eight locations.

No individual property contributed in excess of 10% of our total revenues for the years ended December 31, 2013, 2012 or 2011. See Note 8 in the Notes to Consolidated Financial Statements, for information on the mortgage debt pertaining to our properties. The following sets forth more specific information with respect to each of our shopping centers at December 31, 2013:

Shopping Center	Location	Year Constructed (C) Acquired (A)	Ownership Interest	GLA	Occupancy % 12/31/13 (1)	Annual Base Rent (2)	Annual Base Rent PSF	Anchor Tenants Current Lease Expiration/ Lease Option Expiration
Core Portfolio
STREET RETAIL
Chicago Metro
664 N. Michigan	Chicago	2013 (A)	Fee	18,141	100%	4,209,889	232.06	Tommy Bahama 2029/2039 Ann Taylor Loft 2028/2033
Rush and Walton Streets (4)	Chicago	2011/12	Fee	34,694	100%	4,224,798	121.77	Lululemon 2019/2029 Brioni 2023/2033 BHLDN 2023/2033
613-623 West Diversey	Chicago	2006	Fee	19,265	100%	876,977	45.52	Vitamin Shoppe 2014/2024
651-671 West Diversey	Chicago	2011	Fee	46,259	100%	1,896,925	41.01	Trader Joe's 2021/2041 Urban Outfitters 2021/2031
Clark Street and W. Diversey (5)	Chicago	2011/12	Fee	24,420	100%	1,122,103	45.95	Ann Taylor 2021/2031 Akira 2018/2028 Hanig Shoes 2023/2038
Halsted and Armitage (6)	Chicago	2011/12	Fee	44,658	90%	1,750,306	43.55	Intermix 2017/2022 BCBG 2018/2028 Club Monaco 2016/2021
North Lincoln Park (7)	Chicago	2011/12	Fee	35,255	95%	1,077,976	32.22	Aldo 2019/2024 Carhartt 2021/2031 Chase Bank 2014/2029
Total Chicago Metro				222,692	97%	15,158,974	70.04
New York Metro
83 Spring Street	Manhattan	2012 (A)	Fee	3,000	100%	623,884	207.96	Paper Source 2022/2027
Mercer Street	Manhattan	2011 (A)	Fee	3,375	100%	394,655	116.93	3 x 1 Denim 2021/—
East 17th Street	Manhattan	2008 (A)	Fee	10,382	100%	625,000	60.20
West 54th Street	Manhattan	2007 (A)	Fee	5,773	92%	2,195,570	411.60	Stage Coach Tavern 2033/—

Shopping Center	Location	Year Constructed (C) Acquired (A)	Ownership Interest	GLA		Occupancy % 12/31/13 (1)	Annual Base Rent (2)	Annual Base Rent PSF	Anchor Tenants Current Lease Expiration/ Lease Option Expiration
181 Main Street	Westport	2012 (A)	Fee	11,350		100%	845,300	74.48	TD Bank 2026/2041
4401 White Plains Road	Bronx	2011 (A)	Fee	12,964		100%	625,000	48.21	Walgreens 2060/—
Bartow Avenue	Bronx	2005 (C)	Fee	14,676		100%	459,779	31.33	Sleepy's 2014/2019
239 Greenwich Avenue	Greenwich	1998 (A)	Fee/JV	16,834	(8)	100%	1,554,663	92.35	Restoration Hardware 2014/2024
Third Avenue	Bronx	2006 (A)	Fee	40,320		100%	875,456	21.71	Planet Fitness 2027/2042
868 Broadway	Manhattan	2013 (A)	Fee	2,031		100%	662,202	326.05	Dr Martens 2022/2027
313-315 Bowery	Manhattan	2013 (A)	Fee	6,600		100%	435,600	66.00
120 West Broadway	Manhattan	2013 (A)	Fee	13,938		100%	1,792,284	128.59	HSBC Bank 2021/2031 Citibank 2022/2037
Total New York Metro				141,243		100%	11,089,393	78.76
District of Colombia Metro
1739-53 & 1801-03 Connecticut Avenue	Washington D.C.	2012 (A)	Fee	22,907		100%	1,273,085	55.58	Ruth Chris Steakhouse 2020/— TD Bank 2024/2044
Rhode Island Place Shopping Center	Washington D.C.	2012 (A)	Fee	57,529		100%	1,639,679	28.50	TJ Maxx 2017/—
Georgetown Portfolio (9)	Washington D.C.	2011 (A)	Fee/JV	32,324		93%	2,359,131	78.11	Lacoste 2015/2025 Juicy Couture 2018/2028 Coach 2017/—
Total District of Colombia Metro				112,760		99%	5,271,895	47.39
Boston Metro
330-340 River Street	Cambridge	2012 (A)	Fee	54,226		100%	1,130,470	20.85	Whole Foods 2021/2051
Total Boston Metro				54,226		100%	1,130,470	20.85
TOTAL STREET RETAIL				530,921		99%	32,650,732	62.47
SUBURBAN PROPERTIES
New Jersey
Elmwood Park Shopping Center	Elmwood Park	1998 (A)	Fee	149,070		100%	3,745,668	25.13	A&P 2017/2052 Walgreen’s 2022/2062
Marketplace of Absecon	Absecon	1998 (A)	Fee	104,556		95%	1,419,610	14.33	Rite Aid 2020/2040 Dollar Tree 2015/2029
60 Orange Street	Bloomfield	2012 (A)	Fee/JV	101,715		100%	695,000	6.83	Home Depot 2032/2052
New York
Village Commons Shopping Center	Smithtown	1998 (A)	Fee	87,330		100%	2,703,356	30.96
Branch Shopping Center	Smithtown	1998 (A)	LI (3)	126,273		77%	2,464,667	25.24	CVS 2020/— LA Fitness 2027/2042
Amboy Road	Staten Island	2005 (A)	LI (3)	63,290		100%	1,943,124	30.70	Stop & Shop 2028/2043
Pacesetter Park Shopping Center	Ramapo	1999 (A)	Fee	97,604		88%	1,060,895	12.33	Stop & Shop 2020/2040

Shopping Center	Location	Year Constructed (C) Acquired (A)	Ownership Interest	GLA	Occupancy % 12/31/13 (1)	Annual Base Rent (2)	Annual Base Rent PSF	Anchor Tenants Current Lease Expiration/ Lease Option Expiration
West Shore Expressway	Staten Island	2007 (A)	Fee	55,000	100%	1,391,500	25.30	LA Fitness 2022/2037

Crossroads Shopping Center	White Plains	1998 (A)	Fee/JV (10)	310,699	80%	5,377,475	21.52	Kmart 2017/2032 Modell’s 2014/2019 Home Goods 2018/2033 Party City 2024/2034
New Loudon Center	Latham	1993 (A)	Fee	255,673	100%	1,959,124	7.66	Price Chopper 2015/2035 Marshall’s 2014/2029 Raymour and Flanigan 2019/2034 AC Moore 2014/2024 Hobby Lobby 2021/—
28 Jericho Turnpike	Westbury	2012 (A)	Fee	96,363	100%	1,650,000	17.12	Kohl's 2020/2050
Connecticut
Town Line Plaza	Rocky Hill	1998 (A)	Fee	206,346	98%	1,647,277	15.80	Stop & Shop 2024/2064 Wal-Mart(11)
Massachusetts
Methuen Shopping Center	Methuen	1998 (A)	Fee	130,021	100%	1,027,936	7.91	Market Basket 2015/— Wal-Mart 2016/2051
Crescent Plaza	Brockton	1993 (A)	Fee	218,137	96%	1,803,083	8.61	Supervalu 2014/2044 Home Depot 2021/2056
Vermont
The Gateway Shopping Center	South Burlington	1999 (A)	Fee	101,655	100%	2,011,840	19.79	Supervalu 2024/2053
Illinois
Hobson West Plaza	Naperville	1998 (A)	Fee	99,137	94%	1,102,208	11.78	Garden Fresh Markets 2017/2037
Indiana
Merrillville Plaza	Hobart	1998 (A)	Fee	236,188	81%	2,762,677	14.48	TJ Maxx 2019/2029 Art Van 2023/2038
Michigan
Bloomfield Town Square	Bloomfield Hills	1998 (A)	Fee	236,676	98%	3,398,233	14.67	TJ Maxx 2019/2029 Home Goods 2016/2026 Best Buy 2021/2041 Dick's Sporting Goods 2023/2043
Ohio
Mad River Station (12)	Dayton	1999 (A)	Fee	126,129	83%	1,310,383	12.50	Babies ‘R’ Us 2015/2020 Office Depot 2015/—

Shopping Center	Location	Year Constructed (C) Acquired (A)	Ownership Interest	GLA	Occupancy % 12/31/13 (1)	Annual Base Rent (2)	Annual Base Rent PSF	Anchor Tenants Current Lease Expiration/ Lease Option Expiration
Delaware
Brandywine Town Center	Wilmington	2003 (A)	Fee/JV (13)	876,104	92%	12,889,222	15.99	Bed, Bath & Beyond 2014/2029 Dick’s Sporting Goods 2018/2033 Lowe’s Home Centers 2018/2048 Target 2018/2058 HH Gregg 2020/2035
Market Square Shopping Center	Wilmington	2003 (A)	Fee/JV (13)	102,047	100%	2,644,439	25.91	TJ Maxx 2016/2021 Trader Joe’s 2019/2034
Route 202 Shopping Center	Wilmington	2006 (C)	LI/JV (3) (13)	19,984	100%	867,517	43.41
Pennsylvania
Mark Plaza	Edwardsville	1993 (C)	LI/Fee (3)	106,856	100%	240,664	2.25	Kmart 2014/2049
Plaza 422	Lebanon	1993 (C)	Fee	156,279	100%	835,956	5.35	Home Depot 2028/2058 Dunham’s 2016/2031
Route 6 Plaza	Honesdale	1994 (C)	Fee	175,589	96%	1,199,706	7.09	Kmart 2020/2070 Dollar Tree 2018/2033
Chestnut Hill (14)	Philadelphia	2006 (A)	Fee	37,646	100%	696,461	18.50
Abington Towne Center	Abington	1998 (A)	Fee	216,278	100%	1,157,028	19.72	TJ Maxx 2016/2021 Target (15)
Rhode Island
Walnut Hill Plaza	Woonsocket	1998 (A)	Fee	284,717	90%	2,136,086	8.38	Supervalu 2018/2028 Sears 2018/2033 Savers 2018/— Ocean State Job Lot 2014/— Woonsocket Bowling 2021/—
TOTAL SUBURBAN PROPERTIES				4,777,362	94%	62,141,135	14.72

Total Core Portfolio				5,308,283	94%	94,791,867	18.97

Fund Portfolio
Fund I Properties

VARIOUS REGIONS
Kroger/Safeway Portfolio	3 locations (16)	2003 (A)	LI/JV (3)	97,500	69%	302,076	4.48	Kroger 2014/2049 Safeway 2014/2044
Total Fund I Properties				97,500	69%	302,076	4.48

Fund II Properties
New York
Liberty Avenue	Queens	2005 (A)	LI (3)	26,125	100%	935,207	35.80	CVS 2032/2052
216th Street	Manhattan	2005 (A)	Fee/JV	60,000	100%	2,574,000	42.90	City of New York 2027/2032

Shopping Center	Location	Year Constructed (C) Acquired (A)	Ownership Interest	GLA	Occupancy % 12/31/13 (1)	Annual Base Rent (2)	Annual Base Rent PSF	Anchor Tenants Current Lease Expiration/ Lease Option Expiration
161st Street	Manhattan	2005 (A)	Fee/JV	232,252	93%	6,001,724	27.69	City of New York 2014/—
Total Fund II Properties				318,377	95%	9,510,931	31.40

Fund III Properties
New York
Cortlandt Towne Center	Mohegan Lake	2009 (A)	Fee	639,834	93%	9,647,962	16.31	Walmart 2018/2048 A&P 2022/2047 Best Buy 2017/2032 Petsmart 2014/2034
654 Broadway	Manhattan	2011 (A)	Fee	2,896	100%	550,000	189.92	Penguin 2023/2033
640 Broadway	Manhattan	2012 (A)	Fee/JV	4,145	62%	626,366	244.52	Swatch 2023/2028
New Hyde Park Shopping Center	New Hyde Park	2011 (A)	Fee	32,661	84%	1,146,158	42.03	Petsmart 2024/2039
Nostrand Ave	Brooklyn	2013 (A)	Fee	40,315	82%	1,479,477	44.76
Massachusetts
White City Shopping Center	Shrewsbury	2010 (A)	Fee/JV (17)	257,775	90%	5,608,210	24.21	Shaw’s 2018/2033 Iparty 2015/— Austin's Liquor 2015/—
Maryland
Parkway Crossing	Baltimore	2011 (A)	Fee/JV (18)	260,241	94%	1,973,625	8.07	Home Depot 2032/— Big Lots 2016/— Shop Rite 2032/—
Arundel Plaza	Glen Burnie	2012 (A)	Fee/JV (18)	265,116	97%	1,444,656	5.60	Giant Food 2015/2025 Lowes 2019/2059
Florida
Lincoln Road	Miami	2011 (A)	Fee/JV (19)	59,677	36%	2,744,047	127.17	Sushi Samba 2019/— Starbucks 2014/2019
Illinois
Heritage Shops	Chicago	2011 (A)	Fee	81,730	96%	3,146,145	40.10	LA Fitness 2025/2040 Ann Taylor 2015/2025
Lincoln Park Centre	Chicago	2012 (A)	Fee	62,745	60%	1,747,789	46.61
Total Fund III Properties				1,707,135	90%	30,114,435	19.69

Fund IV Properties
New York
1151 Third Avenue	Manhattan	2013 (A)	Fee/JV	12,043	59%	622,263	87.61	Lucky Brand 2014/2019
New Jersey
2819 Kennedy Boulevard	North Bergen	2013 (A)	Fee/JV (20)	41,477	100%	505,000	12.18
Paramus Plaza	Paramus	2013 (A)	Fee/JV (21)	152,060	65%	1,711,573	17.25	Babies R Us 2019/2044 Ashley Furniture 2024/2034

Shopping Center	Location	Year Constructed (C) Acquired (A)	Ownership Interest	GLA	Occupancy % 12/31/13 (1)	Annual Base Rent (2)	Annual Base Rent PSF	Anchor Tenants Current Lease Expiration/ Lease Option Expiration
Virginia
Promenade at Manassas	Manassas	2013 (A)	Fee/JV (20)	265,442	98%	3,321,395	12.75	Home Depot 2031/2071 HH Gregg 2020/2030
Lake Montclair	Dumfries	2013 (A)	Fee	105,850	97%	1,909,698	18.60	Food Lion 2023/2043
Maryland
1701 Belmont Avenue	Catonsville	2012 (A)	Fee/JV (18)	58,674	100%	936,166	15.96	Best Buy 2017/2032
Illinois
938 W. North Avenue	Chicago	2013 (A)	Fee/JV	35,400	59%	928,510	44.66	Restoration Hardware 2014/2029 Sephora 2024/2029
Florida
Lincoln Road	Miami	2012 (A)	Fee/JV (19)	54,864	89%	5,835,738	119.09	Aldo 2016/2021 Spris 2018/—
Total Fund IV Properties				725,810	88%	15,770,343	24.67
Total Fund Operating Properties (22)				2,848,822	95%	55,697,785	21.42

Notes:
(1)	Does not include space for which lease term had not yet commenced as of December 31, 2013.
(2)	These amounts include, where material, the effective rent, net of concessions, including free rent.
(3)	We are a ground lessee under a long-term ground lease.
(4)	Includes 5 properties (56 E. Walton, 8-12 E. Walton, 930 Rush Street, 50-54 E Walton and 21 E. Chestnut).
(5)	Includes 3 properties (639 West Diversey, 2731 N. Clark and 662 W Diversey).
(6)	Includes 9 properties (841 W. Armitage, 853 W. Armitage, 843-45 W Armitage, 2206-08 N Halsted, 2633 N Halsted, 837 W. Armitage, 823 W. Armitage, 851 W. Armitage and 819 W. Armitage).
(7)	Includes 5 properties (2140 N. Clybourn, 2299 N. Clybourn,1520 Milwaukee Avenue,1521 W Belmont and1240 W. Belmont).
(8)	In addition to the 16,834 square feet of retail GLA, this property also has 21 apartments comprising 14,434 square feet.
(9)	Includes six properties (1533 Wisconsin Ave., 3025 M St., 3034 M St., 3146 M St, 3259-61 M St., and 2809 M St.). We have a 50% investment in these properties.
(10)	We have a 49% investment in this property.
(11)	Includes a 97,300 square foot Wal-Mart which is not owned by us.
(12)	The GLA for this property excludes 29,857 square feet of office space.
(13)	We have a 22% investment in this property.
(14)	Property consists of two buildings.
(15)	Includes a 157,616 square foot Target Store that is not owned by us.
(16)	Three remaining assets including locations in Benton, AR, Tulsa, OK and Indianapolis, IN.
(17)	The Fund has an 84% investment in this property.
(18)	The Fund has a 90% investment in this property.
(19)	The Fund has a 95% investment in this property.
(20)	The Fund has a 98% investment in this property.
(21)	The Fund has a 50% investment in this property.
(22)
In addition to the Fund operating properties, there are seven properties under redevelopment; Sherman Plaza (Fund II), CityPoint (Fund II) , 723 N. Lincoln Lane (Fund III), Broad Hollow Commons (Fund III), Cortlandt Crossing (Fund III), 3104 M Street (Fund III) and 210 Bowery (Fund IV).

MAJOR TENANTS

No individual retail tenant accounted for more than 3.1% of base rents for the year ended December 31, 2013 or occupied more than 7.2% of total leased GLA as of December 31, 2013. The following table sets forth certain information for the 20 largest retail tenants by base rent for leases in place as of December 31, 2013. The amounts below include our pro-rata share of GLA and annualized base rent for the Operating Partnership’s partial ownership interest in properties, including the Funds (GLA and Annualized Base Rent in thousands):

	Number of			Percentage of Total Represented by Retail Tenant
Retail Tenant	Stores in Portfolio (1)	Total GLA	Annualized Base Rent (2)	Total Portfolio GLA	Annualized Base Rent
LA Fitness	3	110	$2,551	2.2%	3.1%
Ann Taylor Loft	3	15	2,194	0.3%	2.7%
Supervalu (Shaw’s)	3	134	2,061	2.7%	2.5%
Home Depot	5	355	2,039	7.2%	2.5%
TJX Companies	9	215	2,035	4.4%	2.5%
Ahold (Stop and Shop)	4	164	1,962	3.3%	2.4%
Walgreens	4	40	1,553	0.8%	1.9%
Kmart	4	335	1,428	6.8%	1.7%
A&P	2	61	1,367	1.2%	1.7%
Citibank	6	18	1,251	0.4%	1.5%
JP Morgan Chase	7	30	1,058	0.6%	1.3%
TD Bank	2	19	1,029	0.4%	1.3%
Restoration Hardware	2	13	1,014	0.3%	1.2%
Sleepy's	7	39	971	0.8%	1.2%
Trader Joe's	2	19	967	0.4%	1.2%
Walmart	2	120	919	2.4%	1.1%
Gap (Banana Republic and Old Navy)	4	17	890	0.3%	1.1%
Urban Outfitters	2	20	879	0.4%	1.1%
Dicks Sporting Goods	2	60	860	1.2%	1.1%
HSBC Bank	2	6	827	0.1%	1.0%
Total	75	1,790	$27,855	36.2%	34.1%

Notes:
(1)	Does not include the following tenants that only operate at one location within the Company's portfolio; Lululemon, Tommy Bahama, Price Chopper and Kohl's.
(2)	Base rents do not include percentage rents, additional rents for property expense reimbursements and contractual rent escalations.

LEASE EXPIRATIONS

The following table shows scheduled lease expirations for retail tenants in place as of December 31, 2013, assuming that none of the tenants exercise renewal options. (GLA and Annualized Base Rent in thousands):

Core Portfolio:

		Annualized Base Rent (1)		GLA
Leases maturing in	Number of Leases	Current Annual Rent	Percentage of Total	Square Feet	Percentage of Total
Month to Month	4	$225	—%	16	—%
2014 (2)	71	10,222	11%	541	12%
2015	40	6,604	7%	379	8%
2016	61	8,997	10%	517	12%
2017	51	10,721	12%	492	11%
2018	66	11,693	13%	596	13%
2019	21	3,422	4%	165	4%
2020	26	6,569	7%	400	9%
2021	25	6,812	7%	370	8%
2022	26	6,509	7%	166	4%
2023	20	5,168	6%	212	5%
Thereafter	30	15,714	16%	633	14%
Total	441	$92,656	100%	4,487	100%

Fund Portfolio:

		Annualized Base Rent (1)		GLA
Leases maturing in	Number of Leases	Current Annual Rent	Percentage of Total	Square Feet	Percentage of Total
Month to Month	6	$339	1%	19	1%
2014 (2)	37	9,814	18%	383	15%
2015	19	2,284	4%	117	5%
2016	29	2,554	5%	94	4%
2017	21	4,018	7%	178	7%
2018	43	7,331	13%	407	16%
2019	22	5,216	9%	311	12%
2020	9	972	2%	57	2%
2021	11	2,192	4%	99	4%
2022	19	4,765	9%	144	6%
2023	18	3,663	7%	129	5%
Thereafter	25	12,077	21%	587	23%
Total	259	$55,225	100%	2,525	100%

Notes:
(1)	Base rents do not include percentage rents, additional rents for property expense reimbursements, nor contractual rent escalations.
(2)
The 108 leases scheduled to expire during 2014 are for tenants at 41 properties located in 31 markets. No single market represents a material amount of exposure to the Company as it relates to the rents from these leases. Given the diversity of these markets, properties and characteristics of the individual spaces, the Company cannot make any general representations as it relates to the expiring rents and the rates for which these spaces may be re-leased.

GEOGRAPHIC CONCENTRATIONS

The following table summarizes our retail properties by region as of December 31, 2013. The amounts below also reflect properties that we invest in through joint ventures and that are held in our Funds (GLA and Annualized Base Rent in thousands):

					Percentage of Total Represented by Region
Region	GLA (1) (3)	Occupied % (2)	Annualized Base Rent (2) (3)	Annualized Base Rent per Occupied Square Foot (3)	GLA	Annualized Base Rent
Core Portfolio:
Operating Properties:
New York Metro	1,424	93%	$32,355	$24.36	33%	42%
New England	995	88%	8,994	10.31	23%	12%
Chicago Metro	223	97%	15,159	70.04	5%	20%
Midwest	698	89%	8,574	13.81	16%	11%
Washington D.C Metro	97	98%	4,092	43.18	2%	5%
Mid-Atlantic	914	96%	7,774	8.90	21%	10%
Total Core Operating Properties	4,351	92%	$76,948	$19.21	100%	100%

Fund Portfolio:
Operating Properties:
New York Metro	190	88%	$3,765	$22.53	37%	39%
New England	43	90%	937	24.21	8%	10%
Chicago Metro	35	76%	1,146	42.69	7%	12%
Mid-Atlantic	191	97%	2,006	10.84	37%	20%
Southeast	23	62%	1,801	125.23	5%	18%
Other	28	69%	86	4.48	6%	1%
Total Fund Operating Properties	510	88%	$9,741	$21.58	100%	100%
Redevelopment Properties:
New York Metro	235	93%	$6,136	$28.01	98%	97%
Mid-Atlantic	5	100%	182	37.23	2%	3%
Total Fund Redevelopment Properties	240	94%	$6,318	$28.21	100%	100%

Notes:
(1)	Property GLA includes a total of 255,000 square feet, which is not owned by us. This square footage has been excluded for calculating annualized base rent per square foot.
(2)	The above occupancy and rent amounts do not include space that is currently leased, but for which payment of rent had not commenced as of December 31, 2013.
(3)	The amounts presented reflect the Company's pro-rata shares of properties included within each region.

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

In addition to the foregoing, we recently settled or are currently involved in the following litigation matters:

During August 2009, we terminated the employment of a former Senior Vice President (the "Former Employee") for engaging in conduct that fell within the definition of "cause" in his severance agreement with us. Had the Former Employee not been terminated for "cause," he would have been eligible to receive approximately $0.9 million under the severance agreement. Because we terminated him for "cause," we did not pay the Former Employee any severance benefits under his agreement. The Former Employee has brought a lawsuit against us in New York State Supreme Court (the "Court"), alleging breach of the severance agreement. Depositions have been completed and a trial date has been set. The Court has granted our request to file a motion for summary judgment. We believe we have meritorious defenses to the suit.

During July 2013, a lawsuit was brought against us relating to the 2011 flood at Mark Plaza by Kmart Corporation in the Luzerne County Court of Common Pleas, State of Pennsylvania. The lawsuit alleges a breach of contract and negligence relating to landlord responsibility for damages incurred by the tenant as a result of the flood. The tenant is seeking damages in excess of $9.0 million. We believe that this lawsuit is without merit.

In connection with Phase 2 of the City Point Project, Albee Development LLC ("Albee"), and a non-affiliated construction manager have been served with a Summons With Notice by Casino Development Group, Inc. ("Casino"), the former contractor responsible for the excavation and concrete work at the City Point Project. Albee terminated the contract with Casino for cause prior to completion of the contract. The plaintiff is seeking approximately $8.5 million. Albee believes that it has meritorious defenses to, and is prepared to vigorously defend itself against the claims. As the case is in the beginning stage of litigation, the outcome of these claims cannot be estimated at this time.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information, dividends and record holders of our Common Shares

The following table shows, for the period indicated, the high and low sales price for our Common Shares as reported on the New York Stock Exchange, and cash dividends declared during the two years ended December 31, 2013 and 2012:

Quarter Ended			Dividend
2013	High	Low	Per Share
March 31, 2013	$28.11	$25.04	$0.2100
June 30, 2013	29.32	23.34	0.2100
September 30, 2013	26.78	22.89	0.2100
December 31, 2013	27.59	24.10	0.2300
2012
March 31, 2012	$22.94	$19.39	$0.1800
June 30, 2012	23.51	21.49	0.1800
September 30, 2012	26.05	23.00	0.1800
December 31, 2012	25.91	23.91	0.1800
At February 26, 2014, there were 323 holders of record of our Common Shares.

We have determined for income tax purposes that 87% of the total dividends distributed to shareholders during 2013 represented ordinary income and 13% represented capital gains. The dividend for the quarter ended December 31, 2013 was paid on January 15, 2014 and is taxable in 2013. Our cash flow is affected by a number of factors, including the revenues received from rental properties, our operating expenses, the interest expense on our borrowings, the ability of lessees to meet their obligations to us and unanticipated capital expenditures. Future dividends paid by us will be at the discretion of the Trustees and will depend on our actual cash flows, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Trustees deem relevant. In addition, we have the ability to pay dividends in cash, Common Shares or a combination thereof, subject to a minimum of 10% in cash.

(b) Issuer purchases of equity securities

We have an existing share repurchase program that authorizes management, at its discretion, to repurchase up to $20.0 million of our outstanding Common Shares. The program may be discontinued or extended at any time and there is no assurance that we will purchase the full amount authorized. There were no Common Shares repurchased by us during the year ended December 31, 2013. Under this program we have repurchased 2.1 million Common Shares, none of which were repurchased after December 2001. As of December 31, 2013, management may repurchase up to approximately $7.5 million of our outstanding Common Shares under this program.

(c) Securities authorized for issuance under equity compensation plans

During 2012, the Company terminated the 1999 and 2003 Share Incentive Plans (the "1999 and 2003 Plans") and adopted the Amended and Restated 2006 Share Incentive Plan (the "Amended 2006 Plan"). The Amended 2006 Plan amended and restated our 2006 Share Incentive Plan and increased the authorization to issue options, Restricted Shares and LTIP Units (collectively "Awards") available to officers and employees by 1.9 million shares. See Note 15 in the Notes to Consolidated Financial Statements, for a summary of our Share Incentive Plans. The following table provides information related to the Amended 2006 Plan as of December 31, 2013:

	Equity Compensation Plan Information
	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted - average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	113,086	$19.28	1,586,132
Equity compensation plans not approved by security holders	—	—	—
Total	113,086	$19.28	1,586,132

Remaining Common Shares available under the Amended 2006 Plan is as follows:

Outstanding Common Shares as of December 31, 2013	55,643,068
Outstanding OP Units as of December 31, 2013	1,953,514
Total Outstanding Common Shares and OP Units	57,596,582

Common Shares and OP Units pursuant to the 1999 and 2003 Plans	5,193,681
Common Shares pursuant to the Amended 2006 Plan	2,100,000
Total Common Shares available under equity compensation plans	7,293,681

Less: Issuance of Restricted Shares and LTIP Units Granted	(2,932,776)
Issuance of Options Granted	(2,774,773)
Number of Common Shares remaining available	1,586,132

(d) Share Price Performance Graph

The following graph compares the cumulative total shareholder return for our Common Shares for the period commencing December 31, 2008 through December 31, 2013 with the cumulative total return on the Russell 2000 Index ("Russell 2000"), the NAREIT All Equity REIT Index (the "NAREIT") and the SNL Shopping Center REITs (the "SNL") over the same period. Total return values for the Russell 2000, the NAREIT, the SNL and the Common Shares were calculated based upon cumulative total return assuming the investment of $100.00 in each of the Russell 2000, the NAREIT, the SNL and our Common Shares on December 31, 2008, and assuming reinvestment of dividends. The shareholder return as set forth in the table below is not necessarily indicative of future performance. The information in this section is not "soliciting material," is not deemed "filed" with the SEC, and is not to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.

Comparison of 5 Year Cumulative Total Return among Acadia Realty Trust, the Russell 2000, the NAREIT and the SNL:

	Period Ended
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Acadia Realty Trust	$100.00	$124.94	$140.57	$161.08	$206.75	$211.70
Russell 2000	100.00	127.17	161.32	154.59	179.86	249.69
NAREIT All Equity REIT Index	100.00	127.99	163.76	177.32	212.26	218.32
SNL REIT Retail Shopping Ctr Index	100.00	98.72	128.15	124.48	157.17	167.92

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth, on a historical basis, our selected financial data. This information should be read in conjunction with our audited Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this Form 10-K. Funds from operations ("FFO") amounts for the year ended December 31, 2013 have been adjusted as set forth in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Reconciliation of Net Income to Funds from Operations."

	Years ended December 31,
(dollars in thousands, except per share amounts)	2013	2012	2011	2010	2009
OPERATING DATA:
Revenues	$168,286	$114,987	$97,857	$100,108	$107,569
Operating expenses, excluding depreciation and reserves	72,108	58,939	51,024	47,265	52,979
Interest expense	39,474	22,811	23,343	26,146	24,667
Depreciation and amortization	40,299	27,888	20,975	20,093	19,849
Equity in earnings (losses) of unconsolidated affiliates	12,382	550	1,555	12,450	(1,334)
Gain (loss) on sale of unconsolidated affiliates	—	3,061	—	(1,479)	(195)
Impairment of investment in unconsolidated affiliates	—	(2,032)	—	—	(3,768)
Impairment of asset	(1,500)	—	—	—	—
Reserve for notes receivable	—	(405)	—	—	(1,734)
Gain from bargain purchase	—	—	—	33,805	—
Gain on involuntary conversion of asset	—	2,368	—	—	—
(Loss) gain on debt extinguishment	(765)	(198)	1,268	—	7,057
Income tax (provision) benefit	(19)	574	(461)	(2,869)	(1,539)
Income from continuing operations	26,503	9,267	4,877	48,511	8,561
Income from discontinued operations	18,137	80,669	48,838	2,156	4,145
Net income	44,640	89,936	53,715	50,667	12,706
Loss (income) attributable to noncontrolling interests:
Continuing operations	7,523	14,352	13,734	(20,138)	19,292
Discontinued operations	(12,048)	(64,582)	(15,894)	(472)	(865)
Net (income) loss attributable to noncontrolling interests	(4,525)	(50,230)	(2,160)	(20,610)	18,427
Net income attributable to Common Shareholders	$40,115	$39,706	$51,555	$30,057	$31,133
Supplemental Information:
Income from continuing operations attributable to Common Shareholders	$34,026	$23,619	$18,611	$28,373	$27,853
Income from discontinued operations attributable to Common Shareholders	6,089	16,087	32,944	1,684	3,280
Net income attributable to Common Shareholders	$40,115	$39,706	$51,555	$30,057	$31,133
Basic earnings per share:
Income from continuing operations	$0.61	$0.51	$0.45	$0.69	$0.73
Income from discontinued operations	0.11	0.34	0.80	0.04	0.08
Basic earnings per share	$0.72	$0.85	$1.25	$0.73	$0.81
Diluted earnings per share:
Income from continuing operations	$0.61	$0.51	$0.45	$0.69	$0.73
Income from discontinued operations	0.11	0.34	0.80	0.04	0.08
Diluted earnings per share	$0.72	$0.85	$1.25	$0.73	$0.81
Weighted average number of Common Shares outstanding
basic	54,919	45,854	40,697	40,136	38,005
diluted	54,982	46,335	40,986	40,406	38,242
Cash dividends declared per Common Share	$0.8600	$0.7200	$0.7200	$0.7200	$0.7500

	Years ended December 31,
(dollars in thousands, except per share amounts)	2013	2012	2011	2010	2009
BALANCE SHEET DATA:
Real estate before accumulated depreciation	$1,819,053	$1,287,198	$897,370	$753,989	$624,585
Total assets	2,264,957	1,908,440	1,653,319	1,524,806	1,382,464
Total mortgage indebtedness	1,039,617	612,251	530,951	578,937	541,506
Total convertible notes payable	380	930	930	48,712	47,910
Total common shareholders’ equity	704,236	622,797	384,114	318,212	312,185
Noncontrolling interests	417,352	447,459	385,195	269,310	220,292
Total equity	1,121,588	1,070,256	769,309	587,522	532,477
OTHER:
Funds from Operations (1)	67,139	48,827	42,913	50,440	49,613
Cash flows provided by (used in):
Operating activities	65,233	59,001	65,715	44,377	47,462
Investing activities	(87,879)	(136,745)	(153,157)	(60,745)	(123,380)
Financing activities	10,022	79,745	56,662	43,152	83,035

Note:
(1)
The Company considers funds from operations ("FFO") as defined by the National Association of Real Estate Investment Trusts ("NAREIT") and net property operating income ("NOI") to be appropriate supplemental disclosures of operating performance for an equity REIT due to their widespread acceptance and use within the REIT and analyst communities. FFO and NOI are presented to assist investors in analyzing the performance of the Company. They are helpful as they exclude various items included in net income that are not indicative of the operating performance, such as gains (losses) from sales of depreciated property, depreciation and amortization, and impairment of depreciable real estate. In addition, NOI excludes interest expense. The Company's method of calculating FFO and NOI may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO does not represent cash generated from operations as defined by generally accepted accounting principles ("GAAP") and is not indicative of cash available to fund all cash needs, including distributions. It should not be considered as an alternative to net income for the purpose of evaluating the Company's performance or to cash flows as a measure of liquidity. Consistent with the NAREIT definition, the Company defines FFO as net income (computed in accordance with GAAP), excluding gains (losses) from sales of depreciated property and impairment of depreciable real estate, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.

ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

As of December 31, 2013, we operated 112 properties, which we own or have an ownership interest in, within our Core Portfolio or within our Funds. Our Core Portfolio consists of those properties either 100% owned, or partially owned through joint venture interests by the Operating Partnership, or subsidiaries thereof, not including those properties owned through our Funds. These 112 properties primarily consist of street retail, dense suburban neighborhood and community shopping centers and mixed-use properties with a strong retail component. The properties we operate are located primarily in high-barrier-to-entry, densely-populated metropolitan areas in the United States along the East Coast and in Chicago. There are 77 properties in our Core Portfolio totaling approximately 5.3 million square feet. Fund I has three remaining properties comprising approximately 0.1 million square feet. Fund II has five properties, three of which (representing 0.3 million square feet) are currently operating, one is under construction, and one is in the design phase. Fund III has 16 properties, 12 of which (representing 1.7 million square feet) are currently operating and four of which are in the design phase. Fund IV has 11 properties, 10 of which (representing 0.7 million square feet) are operating with one under design. The majority of our operating income is derived from rental revenues from these 112 properties, including recoveries from tenants, offset by operating and overhead expenses. As our RCP Venture invests in operating companies, we consider these investments to be private-equity style, as opposed to real estate, investments. Since these are not traditional investments in operating rental real estate but investments in operating businesses, the Operating Partnership invests in these through a taxable REIT subsidiary ("TRS").

Our primary business objective is to acquire and manage commercial retail properties that will provide cash for distributions to shareholders while also creating the potential for capital appreciation to enhance investor returns. We focus on the following fundamentals to achieve this objective:

•
Own and operate a Core Portfolio of high-quality retail properties located primarily in high-barrier-to-entry, densely-populated metropolitan areas and create value through accretive redevelopment and re-tenanting activities coupled with the acquisition of high-quality assets that have the long-term potential to outperform the asset class as part of our Core asset recycling and acquisition initiative.

•
Generate additional external growth through an opportunistic yet disciplined acquisition program within our Funds. We target transactions with high inherent opportunity for the creation of additional value through:

◦	value-add investments in high-quality urban and/or street retail properties with re-tenanting or repositioning opportunities,

◦	opportunistic acquisitions of well-located real-estate anchored by distressed retailers or by motivated sellers and

◦	opportunistic purchases of debt which may include restructuring or the opportunity to convert the investment into an equity interest.

These may also include joint ventures with private equity investors for the purpose of making investments in operating retailers with significant embedded value in their real estate assets.

•	Maintain a strong and flexible balance sheet through conservative financial practices while ensuring access to sufficient capital to fund future growth.

RESULTS OF OPERATIONS

See Note 3 in the Notes to Consolidated Financial Statements for an overview of our three reportable segments.

A discussion of the significant variances and primary factors contributing thereto within the results of operations for the years ended December 31, 2013, 2012 and 2011 are addressed below:

Comparison of the year ended December 31, 2013 ("2013") to the year ended December 31, 2012 ("2012")

Revenues	2013			2012
(dollars in millions)	Core Portfolio	Funds	Structured Financings	Core Portfolio	Funds	Structured Financings
Rental income	$90.2	$32.5	$—	$56.0	$28.0	$—
Interest income	—	—	11.8	—	—	8.0
Expense reimbursements	19.1	9.3	—	12.8	7.6	—
Other	1.1	4.3	—	1.6	1.0	—
Total revenues	$110.4	$46.1	$11.8	$70.4	$36.6	$8.0

Rental income in the Core Portfolio increased $34.2 million primarily as a result of additional rents of (i) $16.5 million following the consolidation of our Brandywine investment formerly presented under the equity method ("Consolidation of Brandywine"), (ii) $11.4 million related to the acquisitions of 1520 Milwaukee Avenue, 330-340 River Street, our Chicago Street Retail Portfolio, 930 Rush Street, 28 Jericho Turnpike, Rhode Island Shopping Center, 83 Spring Street, 60 Orange Street, 181 Main Street, Connecticut Avenue, and 639 West Diversey ("2012 Core Acquisitions"), (iii) $5.1 million related to 2013 Core Portfolio property acquisitions as detailed in Note 2 in the Notes to Consolidated Financial Statements ("2013 Core Acquisitions") and (iv) $1.1 million as a result of re-anchoring and leasing activities at Bloomfield Town Square and Branch Plaza ("Core Re-tenanting"). Rental income in the Funds increased $4.5 million primarily as a result of additional rents of (i) $2.9 million related to 2013 Fund property acquisitions as detailed in Note 2 in the Notes to Consolidated Financial Statements ("2013 Fund Acquisitions") and (ii) $0.7 million related to the acquisitions of 640 Broadway, Lincoln Park Centre and 3104 M Street ("2012 Fund Acquisitions").

Interest income increased $3.8 million as a result of the origination of two notes during December 2012. This was partially offset by the repayment of four notes during 2012 and 2013.

Expense reimbursements in the Core Portfolio increased $6.3 primarily million as a result of (i) $2.9 million from the Consolidation of Brandywine, (ii) $1.5 million from 2012 Core Acquisitions and (iii) $0.6 million from 2013 Core Acquisitions. Expense reimbursements in the Funds increased $1.7 million as a result of 2013 and 2012 Fund Acquisitions.

Other income in the Funds increased $3.3 million primarily as a result of the 2013 collection of a note receivable originated in 2010, which had been written off prior to 2013.

Operating Expenses	2013			2012
(dollars in millions)	Core Portfolio	Funds	Structured Financings	Core Portfolio	Funds	Structured Financings
Property operating	$13.5	$7.5	$—	$10.3	$7.1	$—
Other operating	2.7	1.9	—	1.8	2.1	—
Real estate taxes	12.8	8.1	—	9.7	6.7	—
General and administrative	23.6	2.0	—	19.6	1.6	—
Reserve for notes receivable	—	—	—	—	—	0.4
Depreciation and amortization	29.0	11.3	—	17.1	10.8	—
Total operating expenses	$81.6	$30.8	$—	$58.5	$28.3	$0.4

Property operating expenses for the Core Portfolio increased $3.2 million as a result of $2.0 million from (i) the Consolidation of Brandywine and (ii) $1.2 million from 2013 and 2012 Core Acquisitions.

Real estate tax expense in the Core Portfolio increased $3.1 million as a result of (i) $1.4 million from the Consolidation of Brandywine and (ii) $1.7 million from 2013 and 2012 Core Acquisitions. Real estate tax expense in the Funds increased $1.4 million as a result of 2013 and 2012 Fund Acquisitions.

General and administrative expense in the Core Portfolio increased $3.8 million primarily due to non-cash executive retirement expenses as well as additional hiring during 2013.

Depreciation and amortization for the Core Portfolio increased $11.9 million primarily as a result of (i) $4.8 million from 2012 Core Acquisitions, (ii) $3.6 million from the Consolidation of Brandywine and (iii) $2.0 million from 2013 Core Acquisitions.

Other	2013			2012
(dollars in millions)	Core Portfolio	Funds	Structured Financings	Core Portfolio	Funds	Structured Financings
Equity in (losses) earnings of unconsolidated affiliates	$(0.1)	$12.5	$—	$0.2	$0.3	$—
Gain on sale of unconsolidated affiliates	—	—	—	—	3.1	—
Impairment of investment in unconsolidated affiliate	—	—	—	—	(2.0)	—
Impairment of asset	(1.5)	—	—	—	—	—
Loss on debt extinguishment	(0.3)	(0.5)	—	—	(0.2)	—
Gain on involuntary conversion of asset	—	—	—	2.4	—	—
Interest and other finance expense	(26.2)	(13.3)	—	(15.4)	(7.4)	—
Income tax (provision) benefit	0.1	(0.1)	—	(0.2)	0.8	—
Income from discontinued operations	6.9	11.2	—	0.3	80.4	—
(Loss) income attributable to noncontrolling interests:
- Continuing operations	(1.0)	8.5	—	0.1	14.3	—
- Discontinued operations	(2.4)	(9.6)	—	(0.1)	(64.5)	—

Equity in (losses) earnings of unconsolidated affiliates in the Funds increased $12.2 million primarily as a result of (i) $8.2 million from the acquisitions of Arundel Plaza, Lincoln Road Portfolio, 1701 Belmont Avenue, 2819 Kennedy Boulevard and Promenade

at Manassas ("2012 and 2013 Fund Unconsolidated Acquisitions") and (ii) $4.0 million from our share of earnings from our investment in the Self-Storage Management company during 2013 ("Self-Storage Management").

Gain on sale of unconsolidated affiliates represents our share of a $3.4 million gain on sale of an unconsolidated Fund investment during 2012.

Impairment of investment in unconsolidated affiliate represents the settlement of legal proceedings from our Mervyns investment during 2012.

Impairment of asset in the Core Portfolio represents an impairment charge on Walnut Hill Plaza during 2013. See Note 1 in the Notes to Consolidated Financial Statements for a discussion of the impairment charge.

Gain on involuntary conversion of asset of $2.4 million related to insurance proceeds received in excess of net basis for flood damage at Mark Plaza during 2012.

Interest expense in the Core Portfolio increased $10.8 million primarily as a result of the Consolidation of Brandywine. Interest expense in the Funds increased $5.9 million primarily due to an increase of $9.4 million related to higher average outstanding borrowings offset by an increase in capitalized interest related to redevelopment activities during 2013.

Income from discontinued operations primarily represents activity related to a property held for sale in 2013 and properties sold during 2013 and 2012.

(Loss) income attributable to noncontrolling interests - Continuing operations and Discontinued operations represents the noncontrolling interests' share of all the Funds variances discussed above.

Comparison of the year ended December 31, 2012 ("2012") to the year ended December 31, 2011 ("2011")

Revenues	2012			2011
(dollars in millions)	Core Portfolio	Funds	Structured Financings	Core Portfolio	Funds	Structured Financings
Rental income	$56.0	$28.0	$—	$44.9	$20.9	$—
Interest income	—	—	8.0	—	—	11.7
Expense reimbursements	12.8	7.6	—	11.1	6.8	—
Other	1.6	1.0	—	2.2	0.3	—
Total revenues	$70.4	$36.6	$8.0	$58.2	$28.0	$11.7

Rental income in the Core Portfolio increased $11.1 million primarily as a result of (i) $6.9 million related to 2012 Core Acquisitions, (ii) $2.5 million from the acquisitions of 651 West Diversey, Chicago Retail Portfolio, 4401 White Plains Road, and Mercer Street ("2011 Core Acquisitions"), and (iii) $1.3 million related to Core Re-tenanting. Rental income in the Funds increased $7.1 million primarily from (i) $3.0 million related to 2012 Fund Acquisitions, (ii) $2.2 million from the acquisitions of New Hyde Park, 654 Broadway, and Heritage Shops ("2011 Fund Acquisitions"), and (iii) $1.1 million from leases that commenced during 2011 and 2012 at 161st Street ("Fund Redevelopment Property").

Interest income decreased $3.7 million as a result of the full repayment of two notes during 2011. This was partially offset by five new notes originated during 2012.

Expense reimbursements in the Core Portfolio increased $1.7 million as a result of the 2012 and 2011 Core Acquisitions and an increase in common area maintenance ("CAM") expenses during 2012.

Operating Expenses	2012			2011
(dollars in millions)	Core Portfolio	Funds	Structured Financings	Core Portfolio	Funds	Structured Financings
Property operating	$10.3	$7.1	$—	$7.4	$6.0	$—
Other operating	1.8	2.1	—	0.7	0.7	—
Real estate taxes	9.7	6.7	—	8.4	4.8	—
General and administrative	19.6	1.6	—	20.9	2.1	—
Reserve for notes receivable	0.4	—	—	—	—	—
Depreciation and amortization	17.1	10.8	—	13.1	7.9	—
Total operating expenses	$58.9	$28.3	$—	$50.5	$21.5	$—

The increase in property operating expenses was the result of the 2012 and 2011 Core Acquisitions and an $1.2 million increase in credit loss during 2012. Property operating expenses in the Funds increased $1.1 million from 2012 and 2011 Fund Acquisitions as well as an increase in credit loss during 2012.

Other operating expenses, which represents acquisition costs, increased for the Core Portfolio and Funds as a result of the 2012 Core Acquisitions and 2012 Fund Acquisitions, respectively.

Real estate tax expense in the Core Portfolio increased $1.4 million as a result of the 2012 and 2011 Core Acquisitions. Real estate tax expense in the Funds increased $1.8 million as a result of the 2012 and 2011 Fund Acquisitions and the Fund Redevelopment Property.

The decrease in general and administrative expense in the Core Portfolio was due to an increase in capitalized salaries related to leasing and redevelopment activities in 2012.

Depreciation and amortization expense in the Core Portfolio increased $4.0 million as a result of the 2012 and 2011 Core Acquisitions. Depreciation and amortization expense in the Funds increased $2.9 million due to the 2012 and 2011 Fund Acquisitions and the Fund Redevelopment Property.

Other	2012			2011
(dollars in millions)	Core Portfolio	Funds	Structured Financings	Core Portfolio	Funds	Structured Financings
Equity in earnings of unconsolidated affiliates	$0.2	$0.3	$—	$0.7	$0.9	$—
Gain on sale of unconsolidated affiliates	—	3.1	—	—	—	—
Impairment of investment in unconsolidated affiliate	—	(2.0)	—	—	—	—
(Loss) gain on debt extinguishment	—	(0.2)	—	1.3	—	—
Gain on involuntary conversion of asset	2.4	—	—	—	—	—
Interest and other finance expense	(15.4)	(7.4)	—	(16.5)	(6.9)	—
Income tax (provision) benefit	(0.2)	0.8	—	(1.1)	0.6	—
Income from discontinued operations	0.3	80.4	—	29.2	19.6	—
(Loss) income attributable to noncontrolling interests:
- Continuing operations	0.1	14.3	—	(0.6)	14.3	—
- Discontinued operations	(0.1)	(64.5)	—	(0.1)	(15.8)	—

Gain on sale of unconsolidated affiliates represents our share of a $3.4 million gain on sale of an unconsolidated Fund investment during 2012.

Impairment of investment in unconsolidated affiliate represents the settlement of legal proceedings from our Mervyns investment during 2012.

Gain on debt extinguishment of $1.3 million in the Core Portfolio during 2011 was the result of the purchase of mortgage debt at a discount in 2011.

Gain on involuntary conversion of asset of $2.4 million related to insurance proceeds received in excess of net basis for flood damage at Mark Plaza during 2012.

Interest expense in the Core Portfolio decreased $1.1 million primarily as a result of the Company's purchase of Convertible Notes in December 2011 (Note 9).

Income from discontinued operations represents activity related to properties sold during 2012 and 2011.

(Loss) income attributable to noncontrolling interests - Continuing operations and Discontinued operations represents the noncontrolling interests' share of all the Funds variances discussed above.

CORE PORTFOLIO

The following discussion of net property operating income ("NOI") and rent spreads on new and renewal leases includes the activity from both our consolidated and our pro-rata share of unconsolidated properties within our Core Portfolio. Our Funds invest primarily in properties that typically require significant leasing and redevelopment. Given that the Funds are finite-life investment vehicles, these properties are sold following stabilization. For these reasons, we believe NOI and rent spreads are not meaningful measures for our Fund investments.

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

Net Property Operating Income

NOI is determined as follows:

RECONCILIATION OF CONSOLIDATED OPERATING INCOME TO NET OPERATING INCOME - CORE PORTFOLIO

(dollars in millions)	Year Ended December 31,
	2013	2012
Consolidated Operating Income	$55.9	$27.8
Add back:
General and administrative	25.5	21.2
Depreciation and amortization	40.3	27.9
Less:
Management fee income	(0.1)	(1.5)
Interest income	(11.8)	(8.0)
Straight-line rent and other adjustments	(5.8)	2.8
Consolidated NOI	104.0	70.2

Noncontrolling interest in consolidated NOI	(33.9)	(19.4)
Less: Operating Partnership's interest in Fund NOI included above	(5.3)	(4.2)
Add: Operating Partnership's share of unconsolidated joint ventures NOI [1]	2.8	6.1
NOI - Core Portfolio	$67.6	$52.7

Note:

(1) Does not include the Operating Partnership's share of NOI from unconsolidated joint ventures within the Funds

Same-Store NOI includes Core Portfolio properties that we owned for both the current and prior periods presented, but excludes those properties which we acquired, sold or expected to be sold, and redeveloped during these periods. The following table summarizes Same Store NOI for our Core Portfolio for the years ended December 31, 2013 and 2012:

SAME-STORE NET OPERATING INCOME - CORE PORTFOLIO

	Year Ended December 31,
(dollars in millions)	2013	2012
Core Portfolio NOI - Continuing Operations	$67.6	$52.7
Less properties excluded from Same-Store NOI	(20.7)	(8.9)
Same-Store NOI	$46.9	$43.8

Percent change from 2012	7.2%

Components of Same-Store NOI
Same-Store Revenues	$65.5	$61.8
Same-Store Operating Expenses	18.6	18.0
Same-Store NOI	$46.9	$43.8

The 7.2% increase in Same Store NOI was primarily attributable to re-tenanting activities during 2012 as well as occupancy gains within the Core Portfolio.

Rent Spreads on Core Portfolio New and Renewal Leases

The following table summarizes rent spreads on both a cash basis and straight-line basis for new and renewal leases based on leases executed within our Core Portfolio for the year ended December 31, 2013. Cash basis represents a comparison of rent most recently paid on the previous lease as compared to the initial rent paid on the new lease. Straight-line basis represents a comparison of rents as adjusted for contractual escalations, abated rent and lease incentives for the same comparable leases.

	Year Ended
	December 31, 2013
Core Portfolio New and Renewal Leases	Cash Basis	Straight-Line Basis
Number of new and renewal leases executed	74	74
Gross leasable area	339,800	339,800
New base rent	$22.34	$23.85
Previous base rent	$20.91	$20.17
Percent growth in base rent	6.8%	18.3%
Average cost per square foot (1)	$19.03	$19.03
Weighted average lease term (years)	6.4	6.4

Note:

(1) The average cost per square foot includes tenant improvement costs, leasing commissions and tenant allowances.

RECONCILIATION OF NET INCOME TO FUNDS FROM OPERATIONS

	For the Years Ended December 31,
(dollars in thousands)	2013	2012	2011	2010	2009
Net income attributable to Common Shareholders	$40,115	$39,706	$51,555	$30,057	$31,133
Depreciation of real estate and amortization of leasing costs:
Consolidated affiliates, net of noncontrolling interests’ share	28,752	23,090	18,274	18,445	18,847
Unconsolidated affiliates	2,680	1,581	1,549	1,561	1,604
Income attributable to noncontrolling interests in operating partnership (1)	470	510	635	377	464
Gain on sale of properties (net of noncontrolling interests’ share)
Consolidated affiliates	(6,378)	(15,451)	(31,716)	—	(2,435)
Unconsolidated affiliates	—	(609)	—	—	—
Impairment of asset	1,500	—	2,616	—	—
Funds from operations (2)	$67,139	$48,827	$42,913	$50,440	$49,613
Funds From Operations per Share - Diluted
Weighted average number of Common Shares and OP Units	55,954	46,940	41,467	40,876	38,913
Funds from operations, per share	$1.20	$1.04	$1.04	$1.23	$1.28

Notes:
(1)	Represents income attributable to Common OP Units and does not include distributions paid to Series A and B Preferred OP Unitholders.

(2)
We consider funds from operations ("FFO") as defined by the National Association of Real Estate Investment Trusts ("NAREIT") and net property operating income ("NOI") to be an appropriate supplemental disclosure of operating performance for an equity REIT due to its widespread acceptance and use within the REIT and analyst communities. FFO and NOI are presented to assist investors in analyzing our performance. They are helpful as they exclude various items included in net income that are not indicative of the operating performance, such as gains (losses) from sales of depreciated property, depreciation and amortization, and impairment of depreciable real estate. In addition, NOI excludes interest expense. Our method of calculating FFO and NOI may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO does not represent cash generated from operations as defined by generally accepted accounting principles ("GAAP") and is not indicative of cash available to fund all cash needs, including distributions. It should not be considered as an alternative to net income for the purpose of evaluating our performance or to cash flows as a measure of liquidity. Consistent with the NAREIT definition, we define FFO as net income (computed in accordance with GAAP), excluding gains (losses) from sales of depreciated property and impairment of depreciable real estate, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.

LIQUIDITY AND CAPITAL RESOURCES

Uses of Liquidity

Our principal uses of liquidity are (i) distributions to our shareholders and OP unit holders, (ii) investments which include the funding of our capital committed to the Funds and property acquisitions and redevelopment/re-tenanting activities within our Core Portfolio, (iii) distributions to our Fund investors and (iv) debt service and loan repayments.

Distributions

In order to qualify as a REIT for Federal income tax purposes, we must currently distribute at least 90% of our taxable income to our shareholders. For the year ended December 31, 2013, we paid dividends and distributions on our Common Shares and Common OP Units totaling $45.4 million.

Distributions to noncontrolling interests during 2013 totaled $89.0 million. Of this, $74.9 million related to distributions to investors within our Funds, of which $37.7 million was primarily funded from proceeds of property sales within Fund II and $31.7 million was funded with proceeds primarily from refinancing activities within Fund III.

Investments

Fund I and Mervyns I

Fund I and Mervyns I have returned all invested capital and accumulated preferred return thus triggering our Promote in all future Fund I and Mervyns I earnings and distributions. As of December 31, 2013, $86.6 million has been invested in Fund I and Mervyns I, of which the Operating Partnership contributed $19.2 million.

As of December 31, 2013, Fund I currently owned, or had ownership interests in three remaining assets comprising approximately 0.1 million square feet.

In addition, we, along with our Fund I investors have invested in Mervyns as discussed in Note 4 to the Consolidated Financial Statements of this Form 10-K.

Fund II and Mervyns II

To date, Fund II’s primary investment focus has been in investments involving significant redevelopment activities and the RCP Venture. As of December 31, 2013, $300.0 million has been invested in Fund II and Mervyns II, of which the Operating Partnership contributed $60.0 million.

During September of 2004, through Fund II, we launched our New York Urban/Infill Redevelopment Initiative. Fund II, together with an unaffiliated partner, formed Acadia Urban Development LLC ("Acadia Urban Development") for the purpose of acquiring, constructing, redeveloping, owning, operating, leasing and managing certain retail or mixed-use real estate properties in the New

York City metropolitan area. The unaffiliated partner agreed to invest 10% of required capital up to a maximum of $2.2 million and Fund II, the managing member, agreed to invest the balance to acquire assets in which Acadia Urban Development agreed to invest. Of the eight properties acquired by Acadia Urban Development, three have been sold. Of the remaining five assets, three are currently at, or near, stabilization, one is currently under construction and one is in the pre-construction phase as previously discussed in ""-INVESTING ACTIVITIES- REDEVELOPMENT ACTIVITIES" in Item 1. of this Form 10-K. Redevelopment costs incurred during 2013 by Acadia Urban Development in connection with the New York Urban/Infill Redevelopment Initiative totaled $98.6 million. Anticipated additional costs for the property currently under construction are currently estimated to range between $30.5 and $60.5 million.

RCP Venture

See Note 4 in the Notes to Consolidated Financial Statements, for a table summarizing the RCP Venture investments from inception through December 31, 2013.

Fund III

During 2007, we formed Fund III with 14 institutional investors, including all of the investors from Fund I and a majority of the investors from Fund II with $502.5 million of committed discretionary capital. During 2012, the committed capital amount was reduced to $475.0 million. As of December 31, 2013, $357.5 million has been invested in Fund III, of which the Operating Partnership contributed $71.1 million. The remaining $117.5 million of unfunded capital will be used to fund current redevelopment projects.

Fund III has invested in four redevelopment projects as previously discussed in "—INVESTING ACTIVITIES-REDVELOPMENT ACTIVITIES" in Item 1. of this Form 10-K. Remaining anticipated costs for the three projects currently owned by Fund III that can be estimated aggregate between $75.3 million and $95.8 million.

In addition to its four redevelopment projects noted above, Fund III also owns, or has ownership interests in, the following 11 assets comprising approximately 1.8 million square feet as follows:

(dollars in millions)
Property	Location	Date Acquired	Purchase Price	GLA
Nostrand Avenue	Brooklyn, NY	February 2013	$18.5	40,300
Arundel Plaza	Glen Burnie, MD	August 2012	17.6	265,100
Lincoln Park Centre	Chicago, IL	April 2012	31.5	62,700
640 Broadway	New York, NY	February 2012	32.5	39,600
New Hyde Park	New Hyde Park, NY	December 2011	11.2	31,500
654 Broadway	New York, NY	December 2011	13.7	18,700
Parkway Crossing	Baltimore, MD	December 2011	21.6	260,000
The Heritage Shops at Millennium Park	Chicago, IL	April 2011	31.6	105,000
Lincoln Road Portfolio	South Miami Beach, FL	February 2011	51.9	61,400
White City Shopping Center	Shrewsbury, MA	December 2010	56.0	225,200
Cortlandt Towne Center	Westchester Co. NY	January 2009	78.0	642,000
Total			$364.1	1,751,500

Fund IV

During 2012, we formed Fund IV with 17 principally institutional investors as well as some high-net worth individuals with $540.6 million of committed discretionary capital. As of December 31, 2013, $95.9 million has been invested in Fund IV, of which the Operating Partnership contributed $22.2 million. The remaining $444.7 million of unfunded capital will be used to fund future acquisitions and current redevelopment projects.

Fund IV has invested in one redevelopment project as previously discussed in "—INVESTING ACTIVITIES-REDVELOPMENT ACTIVITIES" in Item 1. of this Form 10-K. Remaining costs for this project are currently estimated to aggregate between $3.7 million and $4.2 million.

In addition to its redevelopment project, Fund IV also owns, or has ownership interests in, the following 10 assets compromising
0.7 million square feet as follows:

(dollars in millions)
Property	Location	Date Acquired	Purchase Price	GLA
1151 Third Avenue	New York, NY	October 2013	$18.0	12,040
2819 Kennedy Boulevard	North Bergen, NJ	June 2013	9.0	41,480
Paramus Plaza	Paramus, NJ	September 2013	18.9	152,060
Promenade at Manassas	Manassas, VA	July 2013	38.0	265,440
Lake Montclair	Dumfries, VA	October 2013	19.3	105,850
1701 Belmont Avenue	Catonsville, MD	December 2012	4.7	58,670
938 W. North Avenue	Chicago, IL	November 2013	20.0	35,400
Lincoln Road Portfolio	South Miami Beach, FL	December 2012	139.0	54,860
Total			$266.9	725,800

Development Activities

During the year ended December 31, 2013, costs associated with redevelopment and leasing activities totaled $111.5 million. Of this amount, $89.7 million represented costs associated with redevelopment, $14.1 million represented construction costs associated with re-tenanting and $4.6 million represented direct leasing costs. The balance was comprised of costs associated with other capital expenditures, including the capitalization of internal compensation and related costs.

Structured Financings

As of December 31, 2013, our structured financing portfolio, net of allowances aggregated $126.7 million, with accrued interest thereon of $5.2 million. The notes were collateralized by the underlying properties, the borrower’s ownership interest in the entities that own the properties, and/or by the borrower’s personal guarantee. Effective interest rates on our notes receivable ranged from 5.5% to 24.0% with maturities from January 2014 through November 2020.

Investments made in notes receivable during 2013 are discussed in Note 5 in the Notes to Consolidated Financial Statements.

Other Investments

Acquisitions made during 2013 are discussed in Note 2 in the Notes to Consolidated Financial Statements.

Core Portfolio Property Redevelopment and Re-tenanting

Our Core Portfolio redevelopment and re-anchoring programs focus on selecting well-located street retail locations and dense suburban shopping centers and creating significant value through re-tenanting and property redevelopment. During 2013, we initiated the re-anchoring of a former A&P supermarket location in the New York City metropolitan area. Costs associated with these redevelopments aggregated $4.6 million through December 31, 2013. Costs for the remainder of the space are estimated to range between $4.0 million and $6.0 million.

Purchase of Convertible Notes

Purchases of the Convertible Notes have been another use of our liquidity. As of December 31, 2013 $114.6 million of the $115.0 million of Convertible Notes originally issued during 2006 have been retired. During 2013, we purchased $0.6 million of our outstanding Convertible Notes at face value. See Note 9 in the Notes to Consolidated Financial Statements for further discussion of our Convertible Notes.

Share Repurchase

We have an existing share repurchase program as further described in Item 5. of this Form 10-K. Management has not repurchased any shares under this program since December 2001, although it has the authority to repurchase up to approximately $7.5 million of our outstanding Common Shares.

SOURCES OF LIQUIDITY

Our primary sources of capital for funding our liquidity needs include (i) the issuance of both public equity and OP Units, (ii) the issuance of both secured and unsecured debt, (iii) unfunded capital commitments from noncontrolling interests within our Funds III and IV of $94.1million and $341.8 million, respectively, (iv) future sales of existing properties and (v) cash on hand of $79.2 million as of December 31, 2013 and future cash flow from operating activities.

During 2013, noncontrolling interest capital contributions to Fund III and IV of $13.2 million and $24.0 million, respectively, were primarily used to fund acquisitions and to pay down existing credit facilities.

Shelf Registration Statements and Issuance of Equity

During 2012, we established an at-the-market (“ATM”) equity issuance program providing us an efficient and low-cost platform for raising public equity to fund our capital needs. Through this program, we have been able to effectively “match-fund” the required equity for our Core Portfolio and Fund acquisitions through the issuance of Common Shares over extended periods employing a price averaging strategy. Net proceeds raised through our ATM program and the below-mentioned follow-on offering were primarily used for acquisitions and for general corporate purposes.

During January of 2012, we launched this program to provide for up to $75.0 million of gross proceeds from the sale of our Common Stock. During August 2012, we renewed the program providing for an additional $125.0 million of gross proceeds and again during April of 2013, providing for an additional $150.0 million of gross proceeds. For the year ended December 31, 2012, we issued 6.1 million shares under the ATM program, generating $143.8 million of gross proceeds and $140.8 million of net proceeds, after related issuance costs. For the year ended December 31, 2013, we issued 3.0 million shares, generating $82.2 million of gross proceeds and $80.7 million of net proceeds.

In addition, we have and intend to continue, from time to time, issuing equity in follow-on offerings separate from our ATM program. During October 2012, we issued 3.5 million Common Shares in a separate follow-on offering for $86.9 million. Net proceeds after related issuance costs were $85.9 million.

Asset Sales

Asset sales are an additional source of liquidity for us. Dispositions made during 2013 are discussed further in Note 2 in the Notes to Consolidated Financial Statements.

Structured Financing Repayments

See Note 5 in the Notes to Consolidated Financial Statements, for an overview of our notes receivable and for payments received during the years ended December 31, 2013, 2012 and 2011.

Financing and Debt

As of December 31, 2013, our outstanding mortgage, convertible notes and other notes payable aggregated $1,038.1 million, net of unamortized premium of $1.9 million, and were collateralized by 32 properties and related tenant leases. Interest rates on our outstanding indebtedness ranged from 1.00% to 7.25% with maturities that ranged from April 2014 to April 2023. Taking into consideration $179.7 million of notional principal under variable to fixed-rate swap agreements currently in effect, $814.1 million of the portfolio, or 78%, was fixed at a 5.14% weighted average interest rate and $224.0 million, or 22% was floating at a 1.55% weighted average interest rate as of December 31, 2013. There is $57.1 million of debt maturing in 2014 at a weighted average interest rate of 5.62%. Of this amount, $6.1 million represents scheduled annual amortization. The loans relating to $4.6 million of the 2014 maturities provide for extension options, which we believe we will be able to exercise. As it relates to the remaining 2014 maturities, we may not have sufficient cash on hand to repay such indebtedness and, as such, we may have to refinance this indebtedness or select other alternatives based on market conditions at that time.

As of December 31, 2013, we had $218.7 million of additional capacity under existing revolving debt facilities. The following table sets forth certain information pertaining to our secured credit facilities:

(dollars in millions) Borrower	Total available credit facilities	Amount borrowed as of December 31, 2012	Net borrowings (repayments) during the year ended December 31, 2013	Amount borrowed as of December 31, 2013	Letters of credit outstanding as of December 31, 2013	Amount available under credit facilities as of December 31, 2013
Acadia Realty, LP	$150.0	$—	$—	$—	$12.5	$137.5
Fund IV	150.0	93.1	(24.3)	68.8	—	81.2
Total	$300.0	$93.1	$(24.3)	$68.8	$12.5	$218.7

See Note 8 and Note 9 to our Consolidated Financial Statements, for a summary of our debt financing transactions during the year ended December 31, 2013. Subsequent to December 31, 2013, we borrowed an additional $45.0 million under an existing loan collateralized by a property. In addition, we closed on a new loan collateralized by a property for $19.0 million, $12.6 of which has been funded.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

At December 31, 2013, maturities on our mortgage notes ranged from April 2014 to April 2023. In addition, we have non-cancelable ground leases at eight of our shopping centers. We lease space for our White Plains corporate office for a term expiring in 2015. The following table summarizes our debt maturities, obligations under non-cancelable operating leases and construction commitments as of December 31, 2013:

(dollars in millions)	Payments due by period
Contractual obligations:	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years

Future debt maturities	$1,038.1	$57.1	$590.4	$161.5	$229.1
Interest obligations on debt	167.9	47.1	71.5	30.4	18.9
Operating lease obligations	34.9	2.8	3.3	6.3	22.5
Construction commitments (1)	147.0	147.0	—	—	—
Total	$1,387.9	$254.0	$665.2	$198.2	$270.5

Note:
(1)
In conjunction with the redevelopment of our Core Portfolio and Fund properties, we have entered into construction commitments with general contractors. We intend to fund these requirements with existing liquidity.

OFF BALANCE SHEET ARRANGEMENTS

We have investments in the following joint ventures for the purpose of investing in operating properties. We account for these investments using the equity method of accounting. As such, our financial statements reflect our share of income and loss from, but not the individual assets and liabilities, of these joint ventures.

See Note 4 in the Notes to Consolidated Financial Statements, for a discussion of our unconsolidated investments. The Operating Partnership's pro-rata share of unconsolidated debt related to those investments is as follows:

(dollars in millions)
Investment	Pro-rata share of mortgage debt Operating Partnership	Interest rate at December 31, 2013	Maturity date
Lincoln Road Portfolio (Fund III)	$3.7	6.14%	August, 2014
Crossroads Shopping Center	28.5	5.37%	December, 2014
Parkway Crossing	2.4	2.20%	January, 2015
Arundel Plaza	1.6	5.60%	April, 2015
Promenade at Manassas	5.7	1.57%	November, 2016
White City Shopping Center	6.4	2.77%	December, 2017
Lincoln Road Portfolio (Fund IV)	18.4	1.77%	June, 2018
Georgetown Portfolio	9.1	4.72%	December, 2027
Total	$75.8

In addition to our derivative financial instruments, one of our unconsolidated affiliates is a party to two separate interest rate LIBOR swaps with a notional value of $28.6 million, which effectively fix the interest rate at 5.54% and expire in December 2017. The Operating Partnership's pro-rata share of the fair value of such affiliates' derivative liabilities totaled $0.3 million at December 31, 2013

HISTORICAL CASH FLOW

The following table compares the historical cash flow for the year ended December 31, 2013 ("2013") with the cash flow for the year ended December 31, 2012 ("2012").

	Years Ended December 31,
	2013	2012	Variance
(dollars in millions)
Net cash provided by operating activities	$65.2	$59.0	$6.2
Net cash used in investing activities	(87.9)	(136.7)	48.8
Net cash provided by financing activities	10.0	79.7	(69.7)
Total	$(12.7)	$2.0	$(14.7)

A discussion of the significant changes in cash flow for 2013 versus 2012 is as follows:

The increase of $6.2 million in net cash provided by operating activities was primarily attributable to the following:

Items which contributed to an increase in cash from operating activities:

•	Additional net operating income from Core and Fund Property acquisitions and redevelopments

•	An increase of $6.1 million in distributions of operating income from unconsolidated affiliates

Items which contributed to a decrease in cash from operating activities:

•	Additional cash of $17.2 million used to fund prepaid ground rent for Fund II's City Point project during 2013

The decrease of $48.8 million in net cash used in investing activities primarily resulted from the following:

Items which contributed to a decrease in cash used in investing activities:

•	A decrease of $104.7 million in investments and advances to unconsolidated affiliates during 2013

•	A decrease of $63.6 million related to advances of notes receivable during 2013

•	A decrease of $21.9 million used for the acquisition of real estate during 2013

•	An increase of $86.6 million in return of capital from unconsolidated affiliates

Items which contributed to an increase in cash used in investing activities:

•	A decrease of $214.8 million in proceeds from the sale of properties during 2013

•	An increase of $18.1 million used in redevelopment and improvement of properties during 2013 primarily attributable to the redevelopment of Fund II's City Point project during 2013

The $69.7 million decrease in net cash provided by financing activities resulted primarily from the following:

Items which contributed to a decrease in cash from financing activities:

•	A decrease of $142.8 million of net proceeds from the issuance of Common Shares, net of costs during 2013

•	A decrease of $122.9 million in capital contributions from noncontrolling interests during 2013

•	An increase of $12.0 million in dividends paid to Common Shareholders during 2013

Items which contributed to an increase in cash from financing activities:

•	An additional $140.7 million in mortgage debt proceeds, net of principal payments and funding of a restricted cash account during 2013

•	A decrease of $72.8 million in distributions to noncontrolling interests during 2013

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

Valuation of Property Held for Use and Sale

On a quarterly basis, we review the carrying value of both properties held for use and for sale. We perform an impairment analysis by calculating and reviewing net operating income on a property-by-property basis. We evaluate leasing projections and perform other analyses to conclude whether an asset is impaired. We record impairment losses and reduce the carrying value of properties when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases where we do not expect to recover our carrying costs on properties held for use, we reduce our carrying cost to fair value. For properties held for sale, we reduce our carrying value to the fair value less costs to sell. During the year ended December 31, 2013, we determined that the value of the Walnut Hill Plaza, a Core Portfolio property, was impaired as a result of a deterioration in the local economic environment. Accordingly, we recorded an impairment loss of $1.5 million. This property is collateral for $23.1 million of non-recourse mortgage debt which matures October 1, 2016. Additionally, during the year ended December 31, 2013, we entered into a firm contract to sell our Sheepshead Bay property owned by Fund III at an amount less than the carrying value. Accordingly, we recorded an impairment loss of $6.7 million to adjust the carrying value to the net realizable value from the sale. During the year ended December 31, 2011, we determined that the value of the Granville Centre owned by Fund I was impaired. Accordingly, we recorded an impairment loss of $6.9 million. Granville Centre was subsequently sold during 2011. For the year ended December 31, 2012, no impairment losses on our properties were recognized. Management does not believe that the value of any other properties in our portfolio was impaired as of December 31, 2013.

Investments in and Advances to Unconsolidated Joint Ventures

We periodically review our investment in unconsolidated joint ventures for other than temporary declines in market value. Any decline that is not expected to be recovered in the next twelve months is considered other than temporary and an impairment charge is recorded as a reduction in the carrying value of the investment. During the year ended December 31, 2012, we recorded a reduction in the carrying amount of our investments in Mervyn's of $2.0 million related to the estimated value of the remaining assets. No impairment charges related to our investment in unconsolidated joint ventures were recognized for the years ended December 31, 2013 and 2011. Management does not believe that the value of any other investments in unconsolidated joint ventures was impaired as of December 31, 2013.

Bad Debts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make payments on arrearages in billed rents, as well as the likelihood that tenants will not have the ability to make payments on unbilled rents including estimated expense recoveries. We also maintain a reserve for straight-line rent receivables. For the years ended December 31, 2013 and 2012, the allowance for doubtful accounts totaled $6.0 million and $6.1 million, respectively. If the financial condition of our tenants were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Upon acquisitions of real estate, we assess the fair value of acquired assets (including land, buildings and improvements, and identified intangibles such as above and below market leases and acquired in-place leases and customer relationships) and acquired liabilities in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 805 "Business Combinations" and ASC Topic 350 "Intangibles – Goodwill and Other," and allocate purchase price based on these assessments. We assess fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property.

Involuntary Conversion of Asset

We experienced significant flooding resulting in extensive damage to one of our properties during September 2011. Costs related to the clean-up and redevelopment were insured to a limit sufficient that we believed would allow for full restoration of the property. Loss of rents during the redevelopment were covered by business interruption insurance subject to a $0.1 million deductible. We planned to restore the improvements that were damaged by the flooding and expected that the costs of such restoration and rebuilding would be recoverable from insurance proceeds. In accordance with ASC Topic 360 "Property, Plant and Equipment" and as a result of the above-described property damage, we provided a $0.1 million provision in the 2011 consolidated statement of income for its exposure to the insurance deductible attributable to the loss of rents. During the year ended, December 31, 2011, we received initial insurance proceeds of approximately $6.9 million. During the year ended December 31, 2012, we received additional insurance proceeds of approximately $3.7 million. In connection with these proceeds, we recognized a gain on involuntary conversion of asset of $2.4 million.

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

We make estimates of the uncollectability of our accounts receivable related to tenant revenues. An allowance for doubtful accounts has been provided against certain tenant accounts receivable that are estimated to be uncollectible. See "Bad Debts" above. Once the amount is ultimately deemed to be uncollectible, it is written off.

Structured Financings

Real estate notes receivable investments and preferred equity investments ("Structured Financings") are intended to be held to maturity and are carried at cost. Interest income from Structured Financings are recognized on the effective interest method over the expected life of the loan. Under the effective interest method, interest or fees to be collected at the origination of the Structured Financing investment is recognized over the term of the loan as an adjustment to yield.

Allowances for Structured Financing investments are established based upon management’s quarterly review of the investments. In performing this review, management considers the estimated net recoverable value of the investment as well as other factors, including the fair value of any collateral, the amount and status of any senior debt, and the prospects for the borrower. Because this determination is based upon projections of future economic events, which are inherently subjective, the amounts ultimately realized from the Structured Financings may differ materially from the carrying value at the balance sheet date. Interest income recognition is generally suspended for investments when, in the opinion of management, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the suspended investment becomes contractually current and performance is demonstrated to be resumed.

During 2012, we provided for a $0.4 million net reserve on Structured Financings as a result of a decrease in the value of the underlying collateral properties. During January 2014, we received a $1.5 million payment on this investment, which had a net carrying value of $0.8 million as of December 31, 2013.

During 2013, we recognized income of $2.5 million relating to the repayment of a note receivable that had previously been written off.

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

Information as of December 31, 2013

Our primary market risk exposure is to changes in interest rates related to our mortgage debt. See Note 8 in the Notes to Consolidated Financial Statements, for certain quantitative details related to our mortgage debt.

Currently, we manage our exposure to fluctuations in interest rates primarily through the use of fixed-rate debt and interest rate swap agreements. As of December 31, 2013, we had total mortgage and convertible notes payable of $1,038.1 million, net of unamortized discount of $1.9 million, of which $814.1 million, or 78% was fixed-rate, inclusive of debt with rates fixed through the use of derivative financial instruments, and $224.0 million, or 22%, was variable-rate based upon LIBOR rates plus certain spreads. As of December 31, 2013, we were a party to 11 interest rate swap transactions and four interest rate cap transactions to hedge our exposure to changes in interest rates with respect to $179.7 million and $140.7 million of LIBOR-based variable-rate debt, respectively.

The following table sets forth information as of December 31, 2013 concerning our long-term debt obligations, including principal cash flows by scheduled maturity and weighted average interest rates of maturing amounts (dollars in millions):
Consolidated mortgage debt:

Year	Scheduled amortization	Maturities	Total	Weighted average interest rate
2014	$6.1	$51.0	$57.1	5.6%
2015	5.8	268.1	273.9	2.7%
2016	2.2	314.3	316.5	5.5%
2017	1.1	80.0	81.1	5.7%
2018	0.9	79.5	80.4	2.0%
Thereafter	4.0	225.1	229.1	4.4%
	$20.1	$1,018.0	$1,038.1

Mortgage debt in unconsolidated partnerships (at our pro-rata share):

Year	Scheduled amortization	Maturities	Total	Weighted average interest rate
2014	$1.0	$31.6	$32.6	5.5%
2015	0.3	3.9	4.2	3.7%
2016	0.3	5.7	6.0	1.6%
2017	0.3	6.0	6.3	2.8%
2018	0.2	18.5	18.7	1.8%
Thereafter	2.0	6.3	8.3	4.7%
	$4.1	$72.0	$76.1

$57.1 million of our total consolidated debt and $32.6 million of our pro-rata share of unconsolidated outstanding debt will become due in 2014. $273.9 million of our total consolidated debt and $4.2 million of our pro-rata share of unconsolidated debt will become due in 2015. As we intend on refinancing some or all of such debt at the then-existing market interest rates, which may be greater than the current interest rate, our interest expense would increase by approximately $3.7 million annually if the interest rate on the refinanced debt increased by 100 basis points. After giving effect to noncontrolling interests, our share of this increase would be $1.1 million. Interest expense on our variable-rate debt of $224.0 million, net of variable to fixed-rate swap agreements currently in effect, as of December 31, 2013 would increase $2.2 million if LIBOR increased by 100 basis points. After giving effect to noncontrolling interests, our share of this increase would be $0.4 million. We may seek additional variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, we would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.

Based on our outstanding debt balances as of December 31, 2013, the fair value of our total consolidated outstanding debt would decrease by approximately $18.5 million if interest rates increase by 1%. Conversely, if interest rates decrease by 1%, the fair value of our total outstanding debt would increase by approximately $16.1 million.

As of December 31, 2013 and 2012, we had notes receivable of $126.7 million and $129.3 million, respectively. We determined the estimated fair value of our notes receivable equated the carrying values by discounting future cash receipts utilizing a discount rate equivalent to the rate at which similar notes receivable would be originated under conditions then existing.

Based on our outstanding notes receivable balances as of December 31, 2013, the fair value of our total outstanding notes receivable would decrease by approximately $2.0 million if interest rates increase by 1%. Conversely, if interest rates decrease by 1%, the fair value of our total outstanding notes receivable would increase by approximately $2.1 million.

Summarized Information as of December 31, 2012

As of December 31, 2012, we had total mortgage and convertible notes payable of $613.2 million of which $427.1 million, or 70% was fixed-rate, inclusive of interest rate swaps, and $186.1 million, or 30%, was variable-rate based upon LIBOR plus certain spreads. As of December 31, 2012, we were a party to seven interest rate swap transactions and four interest rate cap transactions to hedge our exposure to changes in interest rates with respect to $132.9 million and $141.2 million of LIBOR-based variable-rate debt, respectively.

Interest expense on our variable debt of $186.1 million as of December 31, 2012 would have increased $1.9 million if LIBOR increased by 100 basis points. Based on our outstanding debt balances as of December 31, 2012, the fair value of our total outstanding debt would have decreased by approximately $9.5 million if interest rates increased by 1%. Conversely, if interest rates decreased by 1%, the fair value of our total outstanding debt would have increased by approximately $7.2 million.

Changes in Market Risk Exposures from 2012 to 2013

Our interest rate risk exposure from December 31, 2012 to December 31, 2013 has increased on an absolute basis, as the $186.1 million of variable-rate debt as of December 31, 2012 has increased to $224.0 million as of December 31, 2013. As a percentage of our overall debt, our interest rate risk exposure has decreased as our variable-rate debt accounted for 30% of our consolidated debt as of December 31, 2012 and was reduced to 22% as of December 31, 2013.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements beginning on page F-1 of this Form 10-K are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

(i) Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(ii) Internal Control Over Financial Reporting

(a) Management’s Annual Report on Internal Control Over Financial Reporting

Management of Acadia Realty Trust is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13(a)-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 as required by the Securities Exchange Act of 1934 Rule 13(a)-15(c). In making this assessment, we used the criteria set forth in the framework in Internal Control–Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). Based on our evaluation under the COSO criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2013 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

BDO USA, LLP, an independent registered public accounting firm that audited our Financial Statements included in this Annual Report, has issued an attestation report on our internal control over financial reporting as of December 31, 2013, which appears in paragraph (b) of this Item 9A.

Acadia Realty Trust
White Plains, New York
February 26, 2014

(b) Attestation report of the independent registered public accounting firm

The Shareholders and Trustees of
Acadia Realty Trust
White Plains, New York

We have audited Acadia Realty Trust’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Acadia Realty Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Acadia Realty Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Acadia Realty Trust as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 and our report dated February 26, 2014, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
New York, New York
February 26, 2014

(c) Changes in internal control over financial reporting

There was no change in our internal control over financial reporting during our fourth fiscal quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None

PART III
In accordance with the rules of the SEC, certain information required by Part III is omitted and is incorporated by reference into this Form 10-K from our definitive proxy statement relating to our 2014 annual meeting of stockholders (our "2014 Proxy Statement") that we intend to file with the SEC no later than April 29, 2014.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information under the following headings in the 2014 Proxy Statement is incorporated herein by reference:

•	"PROPOSAL 1 — ELECTION OF TRUSTEES"

•	"MANAGEMENT"

•	"SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE"

ITEM 11. EXECUTIVE COMPENSATION.

The information under the following headings in the 2014 Proxy Statement is incorporated herein by reference:

•	"ACADIA REALTY TRUST COMPENSATION COMMITTEE REPORT"

•	"COMPENSATION DISCUSSION AND ANALYSIS"

•	"EXECUTIVE AND TRUSTEE COMPENSATION"

•	"COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION"

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information under the heading "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the 2014 Proxy Statement is incorporated herein by reference.

The information under Item 5. of this Form 10-K under the heading "(c) Securities authorized for issuance under equity compensation plans" is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information under the following headings in the 2014 Proxy Statement is incorporated herein by reference:

•	"CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS"

•	"PROPOSAL 1 — ELECTION OF TRUSTEES—Trustee Independence"

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information under the heading "AUDIT COMMITTEE INFORMATION" in the 2014 Proxy Statement is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE.

1. Financial Statements: See "Index to Financial Statements" at page F-1 below.
2. Financial Statement Schedule: See "Schedule III—Real Estate and Accumulated Depreciation" at page F-46 below.
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
Dated: February 26, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kenneth F. Bernstein (Kenneth F. Bernstein)	Chief Executive Officer, President and Trustee (Principal Executive Officer)	February 26, 2014

/s/ Jonathan W. Grisham (Jonathan W. Grisham)	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2014

/s/ Richard Hartmann (Richard Hartmann)	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2014

/s/ Douglas Crocker II (Douglas Crocker II)	Trustee	February 26, 2014

/s/ Lorrence T. Kellar (Lorrence T. Kellar)	Trustee	February 26, 2014

/s/ Wendy Luscombe (Wendy Luscombe)	Trustee	February 26, 2014

/s/ William T. Spitz (William T. Spitz)	Trustee	February 26, 2014

/s/ Lee S. Wielansky (Lee S. Wielansky)	Trustee	February 26, 2014

EXHIBIT INDEX
The following is an index to all exhibits including (i) those filed with this Annual Report on Form 10-K and (ii) those incorporated by reference herein:

Exhibit No.	Description
3.1	Declaration of Trust of the Company (incorporated by reference to the copy thereof filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K filed for the year ended December 31, 2012.)

3.2
First Amendment to Declaration of Trust of the Company (incorporated by reference to the copy thereof filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K filed for the year ended December 31, 2012.)

3.3
Second Amendment to Declaration of Trust of the Company (incorporated by reference to the copy thereof filed as Exhibit 3.3 to the Company's Annual Report on Form 10-K filed for the year ended December 31, 2012.)

3.4
Third Amendment to Declaration of Trust of the Company (incorporated by reference to the copy thereof filed as Exhibit 3.4 to the Company's Annual Report on Form 10-K filed for the year ended December 31, 2012.)

3.5
Fourth Amendment to Declaration of Trust (incorporated by reference to the copy thereof filed as Exhibit 3.1 (a) to the Company's Quarterly Report on Form 10-Q filed for the quarter ended September 30, 1998.)

3.6	Fifth Amendment to Declaration of Trust (incorporated by reference to the copy thereof filed as Exhibit 3.4 to the Company's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2009.)

3.7	Amended and Restated Bylaws of the Company (incorporated by reference to the copy thereof filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on November 18, 2013.)

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

10.2
Certain information regarding the compensation arrangements with certain officers of registrant (incorporated by reference to the copy thereof filed as to Item 5.02 of the registrant's Form 8-K filed with the SEC on February 4, 2008.)

10.3
Description of Long Term Investment Alignment Program (incorporated by reference to the copy thereof filed as Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2009.)

10.4	Form of Share Award Agreement (incorporated by reference to the copy thereof filed as Exhibit 99.1 to the Company's Current Report on Form S-8 filed on July 2, 2003.) (2)

10.5
Registration Rights and Lock-Up Agreement (RD Capital Transaction) (incorporated by reference to the copy thereof filed as Exhibit 99.1 (a) to the Company's Registration Statement on Form S-3 filed on March 3, 2000.)

10.6
Registration Rights and Lock-Up Agreement (Pacesetter Transaction) (incorporated by reference to the copy thereof filed as Exhibit 99.1 (b) to the Company's Registration Statement on Form S-3 filed on March 3, 2000.)

10.7
Form of Registration Rights Agreement and Lock-Up Agreement (incorporated by reference to the copy thereof filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K filed for the fiscal year ended December 31, 2003.)

10.8
Contribution and Share Purchase Agreement dated as of April 15, 1998 among Mark Centers Trust, Mark Centers Limited Partnership, the Contributing Owners and Contributing Entities named therein, RD Properties, L.P. VI, RD Properties, L.P. VIA and RD Properties, L.P. VIB (incorporated by reference to the copy thereof filed as Exhibit 10.1 to the Company's Form 8-K filed on April 20, 1998.)

10.9
Agreement of Contribution among Acadia Realty Limited Partnership, Acadia Realty Trust and Klaff Realty, LP and Klaff Realty, Limited (incorporated by reference to the copy thereof filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K filed for the fiscal year ended December 31, 2003.)

10.10
Employment agreement between the Company and Kenneth F. Bernstein dated October 1998 (incorporated by reference to the copy thereof filed as Exhibit 10.34 to the Company's Annual Report on Form10-K filed for the fiscal year ended December 31, 1998.) (2)

10.11
First Amendment to Employment Agreement between the Company and Kenneth Bernstein dated as of January 1, 2001 (incorporated by reference to the copy thereof filed as Exhibit 10.54 to Company's Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2001.) (2)

10.12
Fourth Amendment to employment agreement between the Company and Kenneth F. Bernstein dated January 19, 2007 (incorporated by reference to the copy thereof filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 24, 2007.) (2)

10.13
Fifth Amendment to Employment Agreement between the Company and Kenneth F. Bernstein dated August 5, 2008 (incorporated by reference to the copy thereof filed as Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2010.) (2)

10.14
Sixth Amendment to the Employment Agreement between the Company and Kenneth F. Bernstein dated March 7, 2011 (incorporated by reference to the copy thereof filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed on March 9, 2011.) (2)

10.15
Form of Amended and Restated Severance Agreement, dated June 12, 2008, that was entered into with each of Joel Braun, Executive Vice President and Chief Investment Officer; Michael Nelsen, Senior Vice President and Chief Financial Officer; Robert Masters, Senior Vice President, General Counsel, Chief Compliance Officer and Secretary; and Joseph Hogan, Senior Vice President and Director of Construction (incorporated by reference to the copy thereof filed as Exhibit 10.1 to the Company's Form 8-K filed on June 12, 2008.) (2)

10.16
First Amendment to Severance Agreements between the Company and Joel Braun Executive Vice President and Chief Investment Officer, Michael Nelsen, Senior Vice President and Chief Financial Officer, Robert Masters, Senior Vice President, General Counsel, Chief Compliance Officer and Secretary and Joseph Hogan, Senior Vice President and Director of Construction dated January 19, 2007 (incorporated by reference to the copy thereof filed as Exhibits 10.2, 10.3, 10.4 and 10.5 to the Company's Current Report on Form 8-K filed on January 24, 2007.) (2)

10.17
Amended and Restated Severance Agreement, dated April 19, 2011, that was entered into with Christopher Conlon, Senior Vice President, Leasing and Development (incorporated by reference to the copy thereof filed as Exhibit 10.43 to the Company's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2011.) (2)

10.18
Amended and Restated Loan Agreement among Acadia Cortlandt LLC and Bank of America, N.A., Note between Acadia Cortlandt LLC and Bank of America, N.A., Note Consolidation and Modification Agreement between Acadia Cortlandt LLC and Bank of America, N.A., Note between Acadia Cortlandt LLC and Bank of America, N.A., Mortgage Consolidation and Modification Agreement between Acadia Cortlandt LLC and Bank of America, N.A., Mortgage Security Agreement between Acadia Cortlandt LLC and Bank of America, N.A. and Amended and Restated Guaranty Agreement between Acadia Cortlandt LLC and Bank of America, N.A., all dated October 26, 2010 (incorporated by reference to the copy thereof filed as Exhibit 10.36 to the Company's Annual Report on Form 10-K filed for the year ended December 31, 2010.)

10.19
Revolving Credit Agreement Dated as of November 21, 2012 by and among Acadia Strategic Opportunity Fund IV LLC as Borrower, Acadia Realty Acquisition IV LLC as Borrowers Managing Member, Acadia Realty Limited Partnership as Guarantor, Acadia Realty Trust as Guarantor General Partner, Acadia Investors IV Inc. as Pledgor and Bank of America, N.A. as Administrative Agent, Structuring Agent, Sole Bookrunner, Sole Lead Arranger, Letter of Credit Issuer, and Lender (incorporated by reference to the copy thereof filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K filed for the year ended December 31, 2012.)

10.20
Credit Agreement, dated as of January 31, 2013, among Acadia Realty Limited Partnership, as the Borrower, and Acadia Realty Trust and Certain Subsidiaries of Acadia Realty Limited Partnership from time to time party thereto, as Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender, L/C Issuer, and as a Lender, PNC Bank, National Association and Wells Fargo Bank, National Association, as Co-Documentation Agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as a Joint Lead Arranger and Sole Bookrunner and PNC Bank, National Association and Wells Fargo Securities, LLC, as Joint Lead Arrangers. (incorporated by reference to the copy thereof filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 5, 2013.)

10.21
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

10.22
Agreement of Purchase and Sale between Acadia Pelham Manor LLC, Acadia East Fordham Acquisitions LLC, Fordham Place Office LLC, as Sellers and RPAI Acquisitions, Inc., as Purchaser. (incorporated by reference to the copy thereof filed as Exhibit 99.2 to the Company's Current Report on Form 8-K filed on November 6, 2013.)

10.23
Amended and Restated Agreement of Limited Partnership of the Operating Partnership (incorporated by reference to the copy thereof filed as Exhibit 10.1 (c) to the Company's Registration Statement on Form S-3 filed on March 3, 2000.)

10.24
First and Second Amendments to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership (incorporated by reference to the copy thereof filed as Exhibit 10.1 (d) to the Company's Registration Statement on Form S-3 filed on March 3, 2000.)

10.24
Third Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership (incorporated by reference to the copy thereof filed as Exhibit 99.3 to the Company's Annual Report on Form 10-K filed for the fiscal year ended December 31, 2003.)

10.25
Fourth Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership (incorporated by reference to the copy thereof filed as Exhibit 99.4 to the Company's Annual Report on Form 10-K filed for the fiscal year ended December 31, 2003.)

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

101.INS	XBRL Instance Document* (1)
101.SCH	XBRL Taxonomy Extension Schema Document* (1)
101.CAL	XBRL Taxonomy Extension Calculation Document* (1)
101.DEF	XBRL Taxonomy Extension Definitions Document* (1)
101.LAB	XBRL Taxonomy Extension Labels Document* (1)
101.PRE	XBRL Taxonomy Extension Presentation Document* (1)
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

ACADIA REALTY TRUST AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Shareholders and Trustees of
Acadia Realty Trust
White Plains, New York
We have audited the accompanying consolidated balance sheets of Acadia Realty Trust and its subsidiaries as of December 31, 2013 and 2012 and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Acadia Realty Trust at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Acadia Realty Trust's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2014 expressed an unqualified opinion thereon.
/s/ BDO USA, LLP
New York, New York
February 26, 2014

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars in thousands)	2013	2012
ASSETS
Operating real estate
Land	$336,251	$276,109
Buildings and improvements	1,140,613	786,699
Construction in progress	4,836	2,507
	1,481,700	1,065,315
Less: accumulated depreciation	229,538	169,718
Net operating real estate	1,252,162	895,597
Real estate under development	337,353	221,883
Notes receivable and preferred equity investments, net	126,656	129,278
Investments in and advances to unconsolidated affiliates	181,322	221,904
Cash and cash equivalents	79,189	91,813
Cash in escrow	19,822	15,846
Restricted cash	109,795	—
Rents receivable, net	29,574	18,177
Deferred charges, net	30,775	18,858
Acquired lease intangibles, net	33,663	28,576
Prepaid expenses and other assets	44,212	28,231
Assets of discontinued operations	20,434	238,277
Total assets	$2,264,957	$1,908,440

LIABILITIES
Mortgage and other notes payable	$1,039,617	$612,251
Convertible notes payable	380	930
Distributions in excess of income from, and investments in, unconsolidated affiliates	8,701	22,707
Accounts payable and accrued expenses	38,050	27,699
Dividends and distributions payable	13,455	9,674
Acquired lease intangibles, net	22,394	14,115
Other liabilities	18,265	14,652
Liabilities of discontinued operations	2,507	136,156
Total liabilities	1,143,369	838,184
EQUITY
Shareholders' Equity
Common shares, $.001 par value, authorized 100,000,000 shares, issued and outstanding 55,643,068 and 52,482,598 shares, respectively	56	52
Additional paid-in capital	665,301	581,925
Accumulated other comprehensive income (loss)	1,132	(4,307)
Retained earnings	37,747	45,127
Total shareholders’ equity	704,236	622,797
Noncontrolling interests	417,352	447,459
Total equity	1,121,588	1,070,256
Total liabilities and equity	$2,264,957	$1,908,440

The accompanying notes are an integral part of these consolidated financial statements

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
(dollars in thousands except per share amounts)	2013	2012	2011
Revenues
Rental income	$122,730	$84,002	$65,781
Interest income	11,800	8,027	11,705
Expense reimbursements	28,373	20,433	17,868
Other	5,383	2,525	2,503
Total revenues	168,286	114,987	97,857
Operating Expenses
Property operating	21,026	17,430	13,417
Other operating	4,605	3,899	1,455
Real estate taxes	20,922	16,387	13,156
General and administrative	25,555	21,223	22,996
Reserve for notes receivable	—	405	—
Depreciation and amortization	40,299	27,888	20,975
Total operating expenses	112,407	87,232	71,999
Operating income	55,879	27,755	25,858
Equity in earnings of unconsolidated affiliates	12,382	550	1,555
Gain on sale of unconsolidated affiliates	—	3,061	—
Impairment of unconsolidated affiliates	—	(2,032)	—
Impairment of asset	(1,500)	—	—
(Loss) gain on debt extinguishment	(765)	(198)	1,268
Gain on involuntary conversion of asset	—	2,368	—
Interest and other finance expense	(39,474)	(22,811)	(23,343)
Income from continuing operations before income taxes	26,522	8,693	5,338
Income tax (provision) benefit	(19)	574	(461)
Income from continuing operations	26,503	9,267	4,877
Discontinued operations
Operating income from discontinued operations	6,818	12,007	8,933
Impairment of asset	(6,683)	—	(6,925)
Loss on debt extinguishment	(800)	(2,541)	—
Gain on sale of properties	18,802	71,203	46,830
Income from discontinued operations	18,137	80,669	48,838
Net income	44,640	89,936	53,715
Noncontrolling interests
Continuing operations	7,523	14,352	13,734
Discontinued operations	(12,048)	(64,582)	(15,894)
Net income attributable to noncontrolling interests	(4,525)	(50,230)	(2,160)
Net income attributable to Common Shareholders	$40,115	$39,706	$51,555
Basic earnings per share
Income from continuing operations	$0.61	$0.51	$0.45
Income from discontinued operations	0.11	0.34	0.80
Basic earnings per share	$0.72	$0.85	$1.25
Diluted earnings per share
Income from continuing operations	$0.61	$0.51	$0.45
Income from discontinued operations	0.11	0.34	0.80
Diluted earnings per share	$0.72	$0.85	$1.25
The accompanying notes are an integral part of these consolidated financial statements

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
	2013	2012	2011
(dollars in thousands)
Net income	$44,640	$89,936	$53,715
Other Comprehensive income (loss):
Unrealized gain (loss) on valuation of swap agreements	3,610	(3,519)	(5,611)
Reclassification of realized interest on swap agreements	2,892	2,268	3,081
Other comprehensive income (loss)	6,502	(1,251)	(2,530)
Comprehensive income	51,142	88,685	51,185
Comprehensive income attributable to noncontrolling interests	(5,588)	(49,373)	(686)
Comprehensive income attributable to Common Shareholders	$45,554	$39,312	$50,499

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands, except per share amounts)	Common Shares	Share Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Common Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2011	40,254	$40	$303,823	$(2,857)	$17,206	$318,212	$269,310	$587,522
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	11	—	56	—	—	56	(56)	—
Issuance of Common Shares, net of issuance costs	2,250	2	44,658	—	—	44,660	—	44,660
Dividends declared ($0.72 per Common Share)	—	—	—	—	(29,444)	(29,444)	(984)	(30,428)
Employee and trustee stock compensation, net	71	1	130	—	—	131	5,991	6,122
Noncontrolling interest distributions	—	—	—	—	—	—	(7,697)	(7,697)
Noncontrolling interest contributions	—	—	—	—	—	—	117,945	117,945
	42,586	43	348,667	(2,857)	(12,238)	333,615	384,509	718,124
Comprehensive income (loss):
Net income	—	—	—	—	51,555	51,555	2,160	53,715
Unrealized loss on valuation of swap agreements	—	—	—	(3,461)	—	(3,461)	(2,150)	(5,611)
Reclassification of realized interest on swap agreements	—	—	—	2,405	—	2,405	676	3,081
Total comprehensive (loss) income	—	—	—	(1,056)	51,555	50,499	686	51,185
Balance at December 31, 2011	42,586	43	348,667	(3,913)	39,317	384,114	385,195	769,309

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands, except per share amounts)	Common Shares	Share Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Common Shareholders’ Equity	Noncontrolling Interests	Total Equity
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	334	—	5,880	—	—	5,880	(5,880)	—
Issuance of Common Shares, net of issuance costs	9,510	9	226,712	—	—	226,721	—	226,721
Dividends declared ($0.72 per Common Share)	—	—	—	—	(33,896)	(33,896)	(1,098)	(34,994)
Issuance of OP Units to acquire real estate	—	—	—	—	—	—	2,279	2,279
Employee and trustee stock compensation, net	52	—	666	—	—	666	6,025	6,691
Noncontrolling interest distributions	—	—	—	—	—	—	(160,663)	(160,663)
Noncontrolling interest contributions	—	—	—	—	—	—	172,228	172,228
	52,482	52	581,925	(3,913)	5,421	583,485	398,086	981,571
Comprehensive income (loss):
Net income	—	—	—	—	39,706	39,706	50,230	89,936
Unrealized loss on valuation of swap agreements	—	—	—	(1,815)	—	(1,815)	(1,704)	(3,519)
Reclassification of realized interest on swap agreements	—	—	—	1,421	—	1,421	847	2,268
Total comprehensive (loss) income	—	—	—	(394)	39,706	39,312	49,373	88,685
Balance at December 31, 2012	52,482	52	581,925	(4,307)	45,127	622,797	447,459	1,070,256

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands, except per share amounts)	Common Shares	Share Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Common Shareholders’ Equity	Noncontrolling Interests	Total Equity
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	93	—	1,548	—	—	1,548	(1,548)	—
Issuance of Common Shares, net of issuance costs	3,013	4	80,686	—	—	80,690	—	80,690
Issuance of OP Units to acquire real estate	—	—	—	—	—	—	33,300	33,300
Dividends declared ($0.86 per Common Share)	—	—	—	—	(47,495)	(47,495)	(1,664)	(49,159)
Employee and trustee stock compensation, net	55	—	1,142	—	—	1,142	6,530	7,672
Consolidation of previously unconsolidated investment	—	—	—	—	—	—	(33,949)	(33,949)
Noncontrolling interest distributions	—	—	—	—	—	—	(87,688)	(87,688)
Noncontrolling interest contributions	—	—	—	—	—	—	49,324	49,324
	55,643	56	665,301	(4,307)	(2,368)	658,682	411,764	1,070,446
Comprehensive income:
Net income	—	—	—	—	40,115	40,115	4,525	44,640
Unrealized income on valuation of swap agreements	—	—	—	3,541	—	3,541	69	3,610
Reclassification of realized interest on swap agreements	—	—	—	1,898	—	1,898	994	2,892
Total comprehensive income	—	—	—	5,439	40,115	45,554	5,588	51,142
Balance at December 31, 2013	55,643	$56	$665,301	$1,132	$37,747	$704,236	$417,352	$1,121,588

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2013	2012	2011
(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$44,640	$89,936	$53,715
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	43,071	38,769	33,683
Amortization of financing costs	3,082	3,569	3,918
Gain on sale of property	(18,802)	(71,203)	(46,830)
Loss (gain) on debt extinguishment	1,565	2,739	(1,268)
Gain on involuntary conversion of asset	—	(2,368)	—
Reserve for notes receivable	—	405	—
Impairment of asset	8,183	—	6,925
Amortization of discount on convertible debt	—	—	829
Share compensation expense	7,667	3,350	3,682
Equity in earnings of unconsolidated affiliates	(12,382)	(1,579)	(1,555)
Distributions of operating income from unconsolidated affiliates	9,829	3,733	5,515
Other, net	(4,771)	278	(62)
Changes in assets and liabilities
Cash in escrow	218	2,035	7,319
Rents receivable, net	997	(6,757)	(8,894)
Prepaid expenses and other assets	(22,524)	1,033	(4,872)
Accounts payable and accrued expenses	5,586	(5,648)	14,513
Other liabilities	(1,126)	709	(903)
Net cash provided by operating activities	65,233	59,001	65,715
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate	(220,041)	(241,894)	(116,408)
Redevelopment and property improvement costs	(106,883)	(88,787)	(65,090)
Deferred leasing costs	(4,617)	(7,275)	(6,298)
Insurance proceeds from involuntary conversion of asset	—	3,672	—
Investments in and advances to unconsolidated affiliates	(56,171)	(160,888)	(54,981)
Return of capital from unconsolidated affiliates	108,899	22,296	4,504
Consolidation of previously unconsolidated investment	1,864	—	—
Proceeds from notes receivable	29,583	25,388	56,519
Issuance of notes receivable	(45,050)	(108,629)	(34,343)
Proceeds from sale of properties	204,537	419,372	62,940
Net cash used in investing activities	(87,879)	(136,745)	(153,157)

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2013	2012	2011
(dollars in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage and other notes	(437,257)	(549,095)	(161,389)
Proceeds received on mortgage and other notes	572,443	433,815	144,959
Loan proceeds held as restricted cash	(109,795)	—	—
Purchase of convertible notes payable	(550)	—	(48,997)
Deferred financing and other costs	(11,741)	(6,772)	(2,877)
Capital contributions from noncontrolling interests	49,324	172,228	117,945
Distributions to noncontrolling interests	(88,975)	(161,765)	(8,605)
Dividends paid to Common Shareholders	(44,115)	(32,143)	(29,033)
Proceeds from issuance of Common Shares, net of issuance costs of $1,645, $3,054, and $206 respectively	80,688	223,477	44,659
Net cash provided by financing activities	10,022	79,745	56,662

(Decrease) increase in cash and cash equivalents	(12,624)	2,001	(30,780)
Cash and cash equivalents, beginning of period	91,813	89,812	120,592
Cash and cash equivalents, end of period	$79,189	$91,813	$89,812

Supplemental disclosure of cash flow information
Cash paid during the period for interest, net of capitalized interest of $9,193, $5,955, and $4,850, respectively	$41,543	$32,327	$32,120

Cash paid for income taxes	$301	$941	$3,776

Supplemental disclosure of non-cash investing activities
Acquisition of real estate through assumption of debt	$—	$63,766	$—
Acquisition of real estate through issuance of OP Units	$33,300	$2,279	$—
Acquisition of real estate through conversion of notes receivable	$18,500	$14,000	$—

Consolidation of previously unconsolidated investment
Real estate, net	$(118,484)	$—	$—
Mortgage notes payable	166,200	—	—
Distributions in excess of income from, and investments in, unconsolidated affiliates	(10,298)	—	—
Other assets and liabilities	(1,605)	—	—
Noncontrolling interest	(33,949)	—	—
Cash included in consolidation of previously unconsolidated investment	$1,864	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization, Basis of Presentation and Summary of Significant Accounting Policies

Acadia Realty Trust (the "Trust") and subsidiaries (collectively, the "Company"), is a fully-integrated equity real estate investment trust ("REIT") focused on the ownership, acquisition, redevelopment, and management of high-quality retail properties located primarily in high-barrier-to-entry, supply constrained, densely-populated metropolitan areas in the United States along the East Coast and in Chicago.

All of the Company’s assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership (the "Operating Partnership") and entities in which the Operating Partnership owns an interest. As of December 31, 2013, the Trust controlled approximately 97% of the Operating Partnership as the sole general partner. As the general partner, the Trust is entitled to share, in proportion to its percentage interest, in the cash distributions and profits and losses of the Operating Partnership. The limited partners primarily represent entities or individuals that contributed their interests in certain properties or entities to the Operating Partnership in exchange for common or preferred units of limited partnership interest ("Common OP Units" or "Preferred OP Units") and employees who have been awarded restricted Common OP Units ("LTIP Units") as long-term incentive compensation (Note 15). Limited partners holding Common OP and LTIP Units are generally entitled to exchange their units on a one-for-one basis for common shares of beneficial interest of the Trust ("Common Shares"). This structure is referred to as an umbrella partnership REIT or "UPREIT."

As of December 31, 2013, the Company has ownership interests in 77 properties within its core portfolio, which consist of those properties either 100% owned, or partially owned through joint venture interests, by the Operating Partnership, or subsidiaries thereof, not including those properties owned through its funds ("Core Portfolio"). The Company also has ownership interests in 28 properties within its funds, Acadia Strategic Opportunity Fund I, LP ("Fund I"), Acadia Strategic Opportunity II, LLC ("Fund II"), Acadia Strategic Opportunity Fund III LLC ("Fund III") and Acadia Strategic Opportunity Fund IV LLC (("Fund IV") and together with Funds I, II, and III, the "Funds"). The 105 Core Portfolio and Fund properties primarily consist of urban/street retail, dense suburban neighborhood and community shopping centers and mixed-use properties with a strong retail component. In addition, the Company, together with the investors in the Funds, invest in operating companies through Acadia Mervyn Investors I, LLC ("Mervyns I"), Acadia Mervyn Investors II, LLC ("Mervyns II") and Fund II, all on a non-recourse basis.

The Operating Partnership is the sole general partner or managing member of the Funds and Mervyns I and II and earns fees or priority distributions for asset management, property management, construction, redevelopment, leasing, and legal services. Cash flows from the Funds and Mervyns I and II are distributed pro-rata to their respective partners and members (including the Operating Partnership) until each receives a certain cumulative return ("Preferred Return"), and the return of all capital contributions. Thereafter, remaining cash flow is distributed 20% to the Operating Partnership ("Promote") and 80% to the partners or members (including the Operating Partnership).

Following is a table summarizing the general terms and Operating Partnership's equity interests in the Funds and Mervyns I and II:

Entity	Formation Date	Operating Partnership Share of Capital	Committed Capital	Capital Called as of December 31, 2013	Equity Interest Held By Operating Partnership	Preferred Return	Capital Returned as of December 31, 2013
Fund I and Mervyns I (1)	9/2001	22.22%	$90.0	$86.6	37.78%	9%	$86.6
Fund II and Mervyns II (2)	6/2004	20.00%	300.0	300.0	20.00%	8%	131.6
Fund III (3)	5/2007	19.90%	475.0	357.5	19.90%	6%	203.5
Fund IV	5/2012	23.12%	540.6	95.9	23.12%	6%	—

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Basis of Presentation and Summary of Significant Accounting Policies, continued

Notes:

(1) Fund I and Mervyns I have returned all capital and preferred return. The Operating Partnership is now entitled to a Promote on all future cash distributions.

(2) During 2013, a distribution of $47.1 million was made to the Fund II investors, including the Operating Partnership. This amount is subject to recontribution to Fund II until December 2016, if needed to fund the on-going development and construction of existing projects.

(3) Original committed capital of Fund III was $502.5 million. During 2012, this amount was reduced to $475.0 million.

Principles of Consolidation

The consolidated financial statements include the consolidated accounts of the Company and its controlling investments in partnerships and limited liability companies in which the Company has control in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 810 "Consolidation" ("ASC Topic 810"). The ownership interests of other investors in these entities are recorded as noncontrolling interests. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in entities for which the Company has the ability to exercise significant influence over, but does not have financial or operating control, are accounted for using the equity method of accounting. Accordingly, the Company’s share of the earnings (or losses) of these entities are included in consolidated net income.

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

The Company owns a 22.22% interest in an approximately one million square foot retail portfolio (the "Brandywine Portfolio") located in Wilmington, Delaware. Effective January 1, 2013, following certain changes in the financial and operating controls of the joint venture agreement, the Company now accounts for this investment on a consolidated basis.

Investments in and Advances to Unconsolidated Joint Ventures

The Company primarily accounts for its investments in unconsolidated joint ventures using the equity method as it does not exercise control over significant asset decisions such as buying, selling or financing nor is it the primary beneficiary under ASC Topic 810, as discussed above in most of these investments. The Company does have significant influence over most of these investments, which requires equity method accounting. Under the equity method, the Company increases its investment for its proportionate share of net income and contributions to the joint venture and decreases its investment balance by recording its proportionate share of net loss and distributions. The Company accounts for some of its investments under the cost method. Due to its minor ownership of three investments as well as the terms of the underlying operating agreements, the Company has no influence over such entities' operating and financial policies. Other than the minority investor rights to which the Company is entitled pursuant to statute, it has no rights other than to receive its pro-rata share of cash distributions as declared by the managers of these investments. The Company has no rights with respect to the control and operation of these investments vehicles, nor with the formulation and execution of business and investment policies. The Company recognizes income for distributions in excess of its investment where there is no recourse to the Company. For investments in which there is recourse to the Company, distributions in excess of the investment are recorded as a liability. Although the Company accounts for its investment in Albertson’s (Note 4) under the equity method of accounting, the Company adopted the policy of not recording its equity in earnings or losses of this unconsolidated affiliate until it receives the audited financial statements of Albertson’s to support the equity earnings or losses in accordance with ASC Topic 323, "Investments – Equity Method and Joint Ventures."

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Basis of Presentation and Summary of Significant Accounting Policies, continued

The Company periodically reviews its investment in unconsolidated joint ventures for other-than-temporary losses in investment value. Any decline that is not expected to be recovered is considered other than temporary and an impairment charge is recorded as a reduction in the carrying value of the investment. During 2012, the Company recorded an impairment charge of $2.0 million in connection with the estimated fair value in its investment in Mervyns. During the years ended December 31, 2013 and 2011, there were no impairment charges related to the Company’s investment in unconsolidated joint ventures.

Use of Estimates

Accounting principles generally accepted in the United States of America ("GAAP") require the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The most significant assumptions and estimates relate to the valuation of real estate, depreciable lives, revenue recognition and the collectability of notes receivable and rents receivable. Application of these estimates and assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates.

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

Upon acquisitions of real estate, the Company assesses the fair value of acquired assets and assumed liabilities (including land, buildings and improvements, and identified intangibles such as above and below market leases and acquired in-place leases and customer relationships) and acquired liabilities in accordance with ASC Topic 805 "Business Combinations" and ASC Topic 350 "Intangibles – Goodwill and Other," and allocates the acquisition price based on these assessments. Fixed-rate renewal options have been included in the calculation of the fair value of acquired leases where applicable. To the extent there were fixed-rate options at below-market rental rates, the Company included these along with the current term below-market rent in arriving at the fair value of the acquired leases. The discounted difference between contract and market rents is being amortized over the remaining applicable lease term, inclusive of any option periods. The Company assesses fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property.

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

The Company reviews its long-lived assets for impairment when there is an event or a change in circumstances that indicates that the carrying amount may not be recoverable. The Company measures and records impairment losses and reduces the carrying value of properties when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases where the Company does not expect to recover its carrying costs on properties held for use, the Company reduces its carrying costs to fair value, and for properties held for sale, the Company reduces its carrying value to the fair value less costs to sell. During the year ended December 31, 2013, the Company determined that the values of the Walnut Hill Plaza and Fund III's Sheepshead Bay property were impaired. Accordingly, impairment charges of $1.5 million and $6.7 million, respectively were recorded. The Operating Partnership's share of the impairment charge related to Sheepshead Bay was $1.3 million. During the year ended December 31, 2011, the Company determined that the value of the Granville Centre owned by Fund I was impaired. Accordingly, an impairment loss of $6.9 million was recorded, of which the Operating Partnership's share was $1.5 million. During the year ended December 31, 2012, no impairment charges were recorded. Management does not believe that the values of any other properties within the portfolio are impaired as of December 31, 2013.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Basis of Presentation and Summary of Significant Accounting Policies, continued

The Company recognizes property sales in accordance with ASC Topic 970 "Real Estate." The Company generally records the sales of operating properties and outparcels using the full accrual method at closing when the earnings process is deemed to be complete. Sales not qualifying for full recognition at the time of sale are accounted for under other appropriate deferral methods. The Company evaluates the held-for-sale classification of its real estate each quarter. Assets that are classified as held for sale are recorded at the lower of their carrying amount or fair value less cost to sell. Assets are generally classified as held for sale once management has initiated an active program to market them for sale and has received a firm purchase commitment. The results of operations of these real estate properties are reflected as discontinued operations in all periods presented.

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

In accordance with ASC Topic 360 "Property, Plant and Equipment" and as a result of the above-described property damage, the Company had recorded a write-down of the asset's carrying value of approximately $1.4 million, as well as an insurance recovery in the same amount that is included in Prepaid Expenses and Other Assets in the accompanying consolidated balance sheets as of December 31, 2011. The Company also provided a $0.1 million provision in the 2011 consolidated statement of income for its exposure to the insurance deductible attributable to the loss of rents. During the years ended December 31, 2012 and 2011, the Company received insurance proceeds of approximately $3.7 million and $6.9 million, respectively. The Company recognized a gain on involuntary conversion of $2.4 million in 2012 as these proceeds exceeded the asset's net basis.

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

Revenue Recognition and Accounts Receivable

Leases with tenants are accounted for as operating leases. Minimum rents are recognized, net of any rent concessions or tenant lease incentives, including free rent, on a straight-line basis over the term of the respective leases, beginning when the tenant is entitled to take possession of the space. As of December 31, 2013 and 2012, unbilled rents receivable relating to the straight-lining of rents of $23.1 million and $23.6 million, respectively are included in Rents Receivable, net on the accompanying consolidated balance sheets. Certain of these leases also provide for percentage rents based upon the level of sales achieved by the tenant. Percentage rent is recognized in the period when the tenants’ sales breakpoint is met. In addition, leases typically provide for the reimbursement to the Company of real estate taxes, insurance and other property operating expenses. These reimbursements are recognized as revenue in the period the related expenses are incurred.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Basis of Presentation and Summary of Significant Accounting Policies, continued

The Company makes estimates of the uncollectability of its accounts receivable related to tenant revenues. An allowance for doubtful accounts has been provided against certain tenant accounts receivable that are estimated to be uncollectible. Once the amount is ultimately deemed to be uncollectible, it is written off. Rents receivable at December 31, 2013 and 2012 are shown net of an allowance for doubtful accounts of $6.0 million and $6.1 million, respectively.

Notes Receivable and Preferred Equity

Notes receivable and preferred equity investments are intended to be held to maturity and are carried at amortized cost. Interest income from notes receivable and preferred equity investments are recognized on the effective interest method over the expected life of the loan. Under the effective interest method, interest or fees collected at the origination of the investment or the payoff of the investment are recognized over the term of the loan as an adjustment to yield.

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

Although it may qualify for REIT status for Federal income tax purposes, the Company is subject to state income or franchise taxes in certain states in which some of its properties are located. In addition, taxable income from non-REIT activities managed through the Company’s taxable REIT subsidiaries ("TRS") is fully subject to Federal, state and local income taxes.

The Company accounts for TRS income taxes under the liability method as required by ASC Topic 740, "Income Taxes." Under the liability method, deferred income taxes are recognized for the temporary differences between the GAAP basis and tax basis of the TRS income, assets and liabilities.

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

Stock-based Compensation

The Company accounts for stock-based compensation pursuant to ASC Topic 718, "Compensation – Stock Compensation." As such, all equity based awards are reflected as compensation expense in the Company’s consolidated financial statements over their vesting period based on the fair value at the date of grant.

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

During February 2013, the FASB issued Accounting Standards Update ("ASU") No. 2013-03, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." ASU 2013-03 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. ASU is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of ASU 2013-03 did not have a material impact on the Company's financial condition or results of operations.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Acquisition and Disposition of Properties and Discontinued Operations

A. Acquisition and Disposition of Properties

Acquisitions

During 2013, the Company acquired the following properties through its Core Portfolio and Funds as follows:

Core Portfolio

(dollars in millions)
Property	GLA	Percent Owned	Type	Month of Acquisition	Purchase Price	Location
664 N Michigan Avenue	18,141	100%	Street Retail	March	$86.6	Chicago, IL
8-12 East Walton	8,244	100%	Street Retail	June	22.5	Chicago, IL
3200-3204 M Street	7,000	100%	Street Retail	July	11.8	Washington, D.C.
868 Broadway	2,031	100%	Street Retail	December	13.5	New York, NY
313-315 Bowery	6,600	100%	Street Retail	December	5.5	New York, NY
120 West Broadway (1)	13,988	100%	Street Retail	December	37.0	New York, NY
Total	56,004				$176.9

Note:

(1) This acquisition was primarily funded with the issuance of 1.2 million OP Units.

The Company expensed $2.7 million of acquisition costs for the year ended December 31, 2013 related to the Core Portfolio.

Fund III

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

The Company expensed $0.8 million of acquisition costs for the year ended December 31, 2013 related to Fund III.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Acquisition and Disposition of Properties and Discontinued Operations, continued

Fund IV

(dollars in millions)
Property	GLA	Percent Owned	Type	Month of Acquisition	Purchase Price	Location
2819 Kennedy Boulevard (1)	53,680	90%	Shopping Center	June	$9.0	North Bergen, NJ
Promenade at Manassas (1)	265,442	90%	Shopping Center	July	38.0	Manassas, VA
Paramus Plaza	152,118	50%	Shopping Center	September	18.9	Paramus, NJ
1151 Third Avenue	12,288	100%	Street Retail	October	18.0	New York, NY
Lake Montclair	105,850	100%	Shopping Center	October	19.3	Dumfries, VA
938 W North Avenue	35,000	80%	Street Retail	November	20.0	Chicago, IL
Total	624,378				$123.2

Note:

(1) As the joint venture partners to these investments maintain operating control over the investments, these are accounted for under the equity method.

The Company expensed $2.0 million of acquisition costs for the year ended December 31, 2013 related to Fund IV.

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

The following table summarizes both the Company's preliminary allocations of the purchase prices of assets acquired and liabilities assumed during 2013:

(dollars in thousands)	Preliminary Purchase Price Allocation
Land	$65,829
Buildings and Improvements	253,724
Total Consideration	$319,553

During 2012, the Company acquired properties and recorded the preliminary allocation of the purchase price to the assets acquired based on provisional measurements of fair value. During 2013, the Company finalized the allocation of the purchase price and made certain measurement period adjustments. The following table summarizes the preliminary allocation of the purchase price of properties as recorded as of December 31, 2012, and the finalized allocation of the purchase price as adjusted as of December 31, 2013:

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Acquisition and Disposition of Properties and Discontinued Operations, continued

(dollars in thousands)	Preliminary Purchase Price Allocation	Adjustments	Finalized Purchase Price Allocation
Land	$86,826	$30,312	$117,138
Buildings and Improvements	226,650	(32,440)	194,210
Acquisition-related intangible assets (in Acquired lease intangibles, net)	—	31,965	31,965
Acquisition-related intangible liabilities (in Acquired lease intangibles, net)	—	(27,592)	(27,592)
Above-below market debt assumed (included in Mortgages and other notes payable)	—	(2,245)	(2,245)
Total Consideration	$313,476	$—	$313,476

Dispositions

During 2013, the Company disposed of the following properties:

Core Portfolio

During 2013, the Company sold the A&P Shopping Center, a 62,741 square foot center, anchored by an A&P supermarket, located in Boonton, New Jersey, for $18.4 million, which resulted in a gain of $6.5 million.

Fund II

(dollars in thousands) Property	Month Sold	Sales Price	Gain/(Loss)	GLA
Pelham Storage	May	$11,900	$4,226	490,900
Fordham Place	November	133,900	(806)	262,407
Pelham Plaza	November	58,500	8,894	228,493
Total		$204,300	$12,314	981,800

B. Discontinued Operations

The Company reports properties sold and held-for-sale during the periods as discontinued operations. The assets and liabilities and results of operations of discontinued operations are reflected as a separate component within the accompanying consolidated financial statements for all periods presented.

The combined assets and liabilities as of December 31, 2013 and 2012, and the results of operations of the properties classified as discontinued operations for the years ended December 31, 2013, 2012 and 2011, are summarized as follows:

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Acquisition and Disposition of Properties and Discontinued Operations, continued

(dollars in thousands)
BALANCE SHEETS	December 31, 2013	December 31, 2012
ASSETS
Net real estate	$17,991	$210,633
Rents receivable, net	565	10,484
Deferred charges, net	38	8,531
Prepaid expenses and other assets	1,840	8,629
Total assets of discontinued operations	$20,434	$238,277
LIABILITIES
Mortgages payable	$—	$124,005
Accounts payable and accrued expenses	1,473	4,735
Other liabilities	1,034	7,416
Total liabilities of discontinued operations	$2,507	$136,156

	Years ended December 31,
(dollars in thousands)	2013	2012	2011
STATEMENTS OF INCOME
Total revenues	$20,920	$56,902	$57,613
Total expenses	14,102	44,895	48,680
Operating income	6,818	12,007	8,933
Impairment of assets	(6,683)	—	(6,925)
Loss on debt extinguishment	(800)	(2,541)	—
Gain on sale of properties	18,802	71,203	46,830
Income from discontinued operations	18,137	80,669	48,838
Income from discontinued operations attributable to noncontrolling interests	(12,048)	(64,582)	(15,894)
Income from discontinued operations attributable to Common Shareholders	$6,089	$16,087	$32,944

3. Segment Reporting

The Company has three reportable segments: Core Portfolio, Funds and Structured Financing. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates property performance primarily based on net operating income before depreciation, amortization and certain nonrecurring items. Investments in the Core Portfolio are typically held long-term. Given the contemplated finite life of the Funds, these investments are typically held for shorter terms. Fees earned by the Company as the general partner or managing member of the Funds are eliminated in the Company’s consolidated financial statements. The following table sets forth certain segment information for the Company, reclassified for discontinued operations, as of and for the years ended December 31, 2013, 2012 and 2011 (does not include unconsolidated affiliates or discontinued operations):

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Segment Reporting, continued
2013

(dollars in thousands)	Core Portfolio	Funds	Structured Financing	Total
Revenues	$110,355	$46,131	$11,800	$168,286
Property operating expenses, other operating and real estate taxes	(29,040)	(17,513)	—	(46,553)
General and administrative expenses	(23,611)	(1,944)	—	(25,555)
Depreciation and amortization	(28,989)	(11,310)	—	(40,299)
Operating Income	28,715	15,364	11,800	55,879
Equity in (losses) earnings of unconsolidated affiliates	(99)	12,481	—	12,382
Impairment of asset	(1,500)	—	—	(1,500)
Loss on debt extinguishment	(309)	(456)	—	(765)
Interest and other finance expense	(26,158)	(13,316)	—	(39,474)
Income tax benefit (provision)	131	(150)	—	(19)
Income from continuing operations	780	13,923	11,800	26,503
Discontinued operations
Operating income from discontinued operations	535	6,283	—	6,818
Impairment of asset	—	(6,683)	—	(6,683)
Loss on debt extinguishment	(145)	(655)	—	(800)
Gain on sale of properties	6,488	12,314	—	18,802
Income from discontinued operations	6,878	11,259	—	18,137
Net income	7,658	25,182	11,800	44,640
Noncontrolling interests
(Income) loss from continuing operations	(1,002)	8,525	—	7,523
Income from discontinued operations	(2,406)	(9,642)	—	(12,048)
Net income attributable to noncontrolling interests	(3,408)	(1,117)	—	(4,525)
Net income attributable to Common Shareholders	$4,250	$24,065	$11,800	$40,115

Real Estate at Cost	$1,059,257	$759,796	$—	$1,819,053
Total Assets	$1,012,553	$1,105,264	$126,706	$2,244,523
Acquisition of Real Estate	$143,616	$76,425	$—	$220,041
Investment in Redevelopment and Improvements	$10,611	$96,272	$—	$106,883

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Segment Reporting, continued
2012

(dollars in thousands)	Core Portfolio	Funds	Structured Financing	Total
Revenues	$70,400	$36,560	$8,027	$114,987
Property operating expenses, other operating and real estate taxes	(21,817)	(15,899)	—	(37,716)
General and administrative expenses	(19,573)	(1,650)	—	(21,223)
Reserve for notes receivable	—	—	(405)	(405)
Depreciation and amortization	(17,065)	(10,823)	—	(27,888)
Operating Income	11,945	8,188	7,622	27,755
Equity in earnings of unconsolidated affiliates	262	288	—	550
Gain on sale of unconsolidated affiliates	—	3,061	—	3,061
Impairment of unconsolidated affiliates	—	(2,032)	—	(2,032)
Loss on debt extinguishment	—	(198)	—	(198)
Gain on involuntary conversion of asset	2,368	—	—	2,368
Interest and other finance expense	(15,431)	(7,380)	—	(22,811)
Income tax (provision) benefit	(241)	815	—	574
(Loss) income from continuing operations	(1,097)	2,742	7,622	9,267
Discontinued operations
Operating income from discontinued operations	319	11,688	—	12,007
Loss on debt extinguishment	—	(2,541)	—	(2,541)
Gain on sale of properties	—	71,203	—	71,203
Income from discontinued operations	319	80,350	—	80,669
Net (loss) income	(778)	83,092	7,622	89,936
Noncontrolling interests
Loss from continuing operations	60	14,292	—	14,352
Income from discontinued operations	(128)	(64,454)	—	(64,582)
Net income attributable to noncontrolling interests	(68)	(50,162)	—	(50,230)
Net (loss) income attributable to Common Shareholders	$(846)	$32,930	$7,622	$39,706

Real Estate at Cost	$722,345	$564,853	$—	$1,287,198
Total Assets	$727,423	$811,855	$130,885	$1,670,163
Acquisition of Real Estate	$175,556	$66,338	$—	$241,894
Investment in Redevelopment and Improvements	$3,862	$78,265	$—	$82,127

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Segment Reporting, continued
2011

(dollars in thousands)	Core Portfolio	Funds	Structured Financing	Total
Revenues	$58,162	$27,990	$11,705	$97,857
Property operating expenses, other operating and real estate taxes	(16,433)	(11,595)	—	(28,028)
General and administrative expenses	(20,950)	(2,046)	—	(22,996)
Depreciation and amortization	(13,070)	(7,905)	—	(20,975)
Operating Income	7,709	6,444	11,705	25,858
Equity in earnings of unconsolidated affiliates	644	911	—	1,555
Gain on debt extinguishment	1,268	—	—	1,268
Interest and other finance expense	(16,480)	(6,863)	—	(23,343)
Income tax (provision) benefit	(1,073)	612	—	(461)
(Loss) income from continuing operations	(7,932)	1,104	11,705	4,877
Discontinued operations
Operating income from discontinued operations	626	8,307	—	8,933
Impairment of asset	—	(6,925)	—	(6,925)
Gain on sale of properties	28,576	18,254	—	46,830
Income from discontinued operations	29,202	19,636	—	48,838
Net income	21,270	20,740	11,705	53,715
Noncontrolling interests
(Income) loss from continuing operations	(575)	14,309	—	13,734
Income from discontinued operations	(49)	(15,845)	—	(15,894)
Net income attributable to noncontrolling interests	(624)	(1,536)	—	(2,160)
Net income attributable to Common Shareholders	$20,646	$19,204	$11,705	$51,555

Real Estate at Cost	$475,685	$421,685	$—	$897,370
Total Assets	$487,469	$530,236	$59,989	$1,077,694
Acquisition of Real Estate	$56,103	$60,305	$—	$116,408
Investment in Redevelopment and Improvements	$12,266	$49,045	$—	$61,311

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Investments In and Advances to Unconsolidated Affiliates

Core Portfolio

The Company owns a 49% interest in a 311,000 square foot shopping center located in White Plains, New York ("Crossroads"), a 50% interest in an approximately 28,000 square foot retail portfolio located in Georgetown, Washington D.C. (the "Georgetown Portfolio") and a 22.22% interest in an approximately 20,000 square foot retail property located in Wilmington, Delaware ("Route 202 Shopping Center"). As our joint venture partners in these investments maintain operating control, these are accounted for under the equity method.

Funds

Fund Investments

During 2013, Fund II, through a joint venture ("City Point Tower I") with an unaffiliated entity, executed an agreement to acquire the development rights for one of the residential components of Fund II's City Point project. Fund II contributed $1.1 million of cash and $6.8 million of prepaid ground rent and previously incurred construction costs into this joint venture.

The unaffiliated partners for Fund II's investment in City Point Tower I, Fund III's investments in the Lincoln Road Portfolio, Parkway Crossing, Arundel Plaza and the White City Shopping Center as well as Fund IV's investments in the Lincoln Road Portfolio, 1701 Belmont Avenue, 2819 Kennedy Boulevard and Promenade at Manassas maintain control over these entities. The Company accounts for these investments under the equity method as it has the ability to exercise significant influence, but does not have any rights with respect to financial or operating control.

Self-Storage Management, a Fund III investment, was determined to be a variable interest entity. Management has evaluated the applicability of ASC Topic 810 to this joint venture and determined that the Company is not the primary beneficiary and, therefore, consolidation of this venture is not required. The Company accounts for this investment using the equity method of accounting.

RCP Venture

The Funds, together with two unaffiliated partners formed an investment group, the RCP Venture, for the purpose of making investments in surplus or underutilized properties owned by retailers and, in some instances, the retailers' operating company. The RCP Venture is neither a single entity nor a specific investment and the Company has no control or rights with respect to the formation and operation of these investments. The Company has made these investments through its subsidiaries, Mervyns I, Mervyns II and Fund II, (together the "Acadia Investors"), all on a non-recourse basis. Through December 31, 2013, the Acadia Investors have made investments in Mervyns Department Stores ("Mervyns") and Albertsons including additional investments in locations that are separate from these original investments ("Add-On Investments"). Additionally, they have invested in Shopko, Marsh and Rex Stores Corporation (collectively "Other RCP Investments"). The Company accounts for its investments in Mervyns and Albertsons on the equity method as it has the ability to exercise significant influence, but does not have any rights with respect to financial or operating control. The Company accounts for its investments in its Add-On Investments and Other RCP Investments on the cost method as it does not have any influence over such entities' operating and financial policies nor any rights with respect to the control and operation of these entities.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Investments In and Advances to Unconsolidated Affiliates, continued

The following table summarizes activity related to the RCP Venture investments from inception through December 31, 2013:

				Operating Partnership Share
Investment	Year Acquired	Invested Capital and Advances	Distributions	Invested Capital and Advances	Distributions
Mervyns	2004	$26,058	$46,916	$4,901	$11,451
Mervyns Add-On investments	2005/2008	7,547	5,334	1,252	1,193
Albertsons	2006	20,717	81,594	4,239	16,318
Albertsons Add-On investments	2006/2007	2,416	4,864	388	972
Shopko	2006	1,108	2,460	222	492
Marsh and Add-On investments	2006/2008	2,667	2,639	533	528
Rex Stores	2007	2,701	1,956	535	392
Total		$63,214	$145,763	$12,070	$31,346

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

(dollars in thousands)	December 31, 2013	December 31, 2012
Combined and Condensed Balance Sheets
Assets:
Rental property, net	$380,268	$441,611
Real estate under development	5,573	—
Investment in unconsolidated affiliates	63,745	93,923
Other assets	66,895	39,035
Total assets	$516,481	$574,569
Liabilities and partners’ equity:
Mortgage notes payable	$265,982	$326,296
Other liabilities	43,733	24,267
Partners’ equity	206,766	224,006
Total liabilities and partners’ equity	$516,481	$574,569
Company’s investment in and advances to unconsolidated affiliates	$181,322	$221,904
Company's share of distributions in excess of share of income and investments in unconsolidated affiliates	$(8,701)	$(22,707)

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Investments In and Advances to Unconsolidated Affiliates, continued

	Years Ended December 31,
(dollars in thousands)	2013	2012	2011
Combined and Condensed Statements of Income
Total revenues	$51,638	$49,729	$42,185
Operating and other expenses	(18,700)	(18,919)	(15,924)
Interest expense	(8,943)	(18,547)	(17,099)
Equity in earnings of unconsolidated affiliates	13,651	583	7,243
Depreciation and amortization	(10,599)	(9,551)	(8,837)
Loss on debt extinguishment	—	(293)	—
Gain on sale of properties	—	3,402	—
Net income	$27,047	$6,404	$7,568

Company’s share of net income	$12,774	$1,971	$1,946
Amortization of excess investment	(392)	(392)	(391)
Company’s equity in earnings of unconsolidated affiliates	$12,382	$1,579	$1,555

5. Notes Receivable, Preferred Equity and Other Real Estate Related Investments

During 2013, the Company made total investments in notes receivable and preferred equity investments of $45.0 million and total collections of $29.6 million.

The following table reconciles notes receivable investments from January 1, 2011 to December 31, 2013:

	For the years ended December 31,
(dollars in thousands)	2013	2012	2011
Beginning Balance	$129,278	$59,989	$89,202
Additions during period:
New investments	45,000	108,629	34,758
Deductions during period:
Collections of principal	(29,583)	(25,388)	(56,517)
Conversion to real estate through receipt of deed or through foreclosure	(18,500)	(14,000)	—
Reclass to investments in unconsolidated affiliates	—	—	(8,000)
Non-cash accretion of notes receivable	461	453	786
Reserves	—	(405)	(240)
Ending Balance	$126,656	$129,278	$59,989

As of December 31, 2013, the Company’s notes receivable, net, approximated $126.7 million and were collateralized by the underlying properties, the borrower’s ownership interest in the entities that own the properties and/or by the borrower’s personal guarantee. Notes receivable were as follows at December 31, 2013:

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Notes Receivable, Preferred Equity and Other Real Estate Related Investments, continued

Note Description	Effective interest rate (1)	First Priority Liens	Net Carrying Amount of Notes Receivable as of December 31, 2013	Net Carrying Amount of Notes Receivable as of December 31, 2012	Maturity Date	Extension Options
(dollars in thousands)
First Mortgage Loan	5.5%	$—	$42,000	$25,000	1/31/2014	—
First Mortgage Loan	7.7%	—	12,000	—	1/1/2015	—
Zero Coupon Loan [2]	24.0%	166,200	4,431	3,961	1/3/2016	—
Preferred Equity	8.1%	20,855	13,000	—	9/1/2017	—
Mezzanine Loan	15.0%	—	30,879	30,879	11/9/2020	—
First Mortgage Loan	8.0%	—	6,400	8,000	Demand	—
Mezzanine Loan [3]	10.0%	89,566	9,089	9,089	Demand	—
First Mortgage Loan	5.3%	—	—	18,500	Demand	—
Mezzanine Loan [4]	15.0%	16,668	3,834	3,834	Upon Capital Event	—
Construction Loan	20.5%	—	—	5,400	12/31/2012	—
First Mortgage Loan	12.0%	—	—	12,333	12/1/2013	—
First Mortgage Loan	6.0%	—	—	10,250	12/31/2013	—
Individually less than 3% [5]	2.5% + LIBOR to 17.5%	37,623	5,023	2,032	12/31/2014 to Capital Event	—
Total			$126,656	$129,278

Notes:

(1) The effective interest rate includes origination and exit fees.
(2) The principal balance for this accrual only loan is increased by the interest accrued
(3) Comprised of three cross-collateralized loans from one borrower, which are non-performing
(4) Non-performing loan
(5) Consists of four loans, two of which are non-performing, with an aggregate face value of $5.7 million, of which $3.7 million has been reserved

During January 2013, Fund III received a payment of $2.5 million, representing the full principal and interest on a note that had been previously written off. This has been recognized as other income in the consolidated statement of income.

During February 2013, Fund III, in conjunction with its acquisition of Nostrand Place (Note 2), received repayment on $13.0 million of its first mortgage loan of $18.5 million and contributed the remaining unliquidated balance to a joint venture.

During March 2013, the Company received a payment of $5.4 million, representing full payment on a construction loan.

During September 2013, the Company received a payment of $10.3 million, representing full payment of principal and accrued interest on a first mortgage loan that was scheduled to mature on December 31, 2013.

During November 2013, Fund I received payment of $12.5 million representing the remaining $12.2 million of principal on its note related to the sale of the Kroger/Safeway portfolio and $0.3 million of interest.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Notes Receivable, Preferred Equity and Other Real Estate Related Investments, continued

During December 2013, the Company received a $1.6 million payment on an $8.0 million note representing the release price on one of the three properties on which the note was collateralized. The balance of $6.4 million remains outstanding.

During December 2013, the Company made a preferred equity investment in a joint venture for $13.0 million. The joint venture owns a property and the agreement provides the Company with the first right of offer to purchase the property should the Members decide to sell. The investment has a mandatory redemption date of September 1, 2017 and earns a preferred return rate of 8.1%.

During December 2013, the Company made a $12.0 million loan, which is collateralized by a property located in Manhattan. The loan bears interest at 7.7% and matures January 1, 2015.

During December 2013, the Company amended a $25.0 million loan which bore interest at 9.0% and was set to mature January 1, 2014. The amended note increased the principal amount to $42.0 million and adjusted the interest rate to 5.5%. The amended note matured on January 31, 2014. This note is collateralized by a property which is currently under contract to acquire.

During December 2013, the Company made a $3.0 million loan in conjunction with the acquisition of a long term master lease for a property located in Manhattan. The loan is collateralized by operating partnership units given to the buyer as part of the purchase price. The loan bears interest at LIBOR plus 2.5% and matures December 2020.

The Company monitors the credit quality of its notes receivable on an ongoing basis and considers indicators of credit quality such as loan payment activity, the estimated fair value of the underlying collateral, the seniority of the Company's loan in relation to other debt secured by the collateral and the prospects of the borrower. As of December 31, 2013, the Company held six non-performing notes aggregating $18.6 million for which payment was delinquent. Based primarily on the indicators noted above, the Company has established a reserve of $3.7 million as of December 31, 2013 related to these notes.

The following table reconciles the activity in the allowance for notes receivable from December 31, 2011 to December 31, 2013:

Allowance for
(dollars in thousands)	Notes Receivable
Balance at December 31, 2011	$3,276
Additional reserves	405
Recoveries	—
Charge-offs and reclassifications	—
Balance at December 31, 2012	$3,681
Additional reserves	—
Recoveries	—
Charge-offs and reclassifications	—
Balance at December 31, 2013	$3,681

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Deferred Charges

Deferred charges consist of the following as of December 31, 2013 and 2012:

	December 31,
(dollars in thousands)	2013	2012
Deferred financing costs	$36,481	$24,235
Deferred leasing and other costs	33,664	23,903
	70,145	48,138
Accumulated amortization	(39,370)	(29,280)
Total	$30,775	$18,858
7. Acquired Lease Intangibles

Upon acquisitions of real estate, the Company assesses the fair value of acquired assets (including land, buildings and improvements, and identified intangibles such as above and below market leases, including below market options, acquired in-place leases and customer relationships) and assumed liabilities in accordance with ASC Topic 805. The lease intangibles are amortized over the remaining terms of the respective leases, including option periods where applicable.

The scheduled amortization of acquired lease intangible assets and assumed liabilities as of December 31, 2013 is as follows:

(dollars in thousands)	Acquired lease intangible
	Assets	Liabilities
2014	$5,242	$3,586
2015	4,857	3,406
2016	4,492	3,233
2017	3,335	2,591
2018	2,991	1,964
Thereafter	12,746	7,614
Total	$33,663	$22,394

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Mortgage and Other Notes Payable

At December 31, 2013 and 2012, mortgage and other notes payable, excluding the net valuation premium on the assumption of debt, aggregated $1,037.7 million and $612.4 million respectively, and were collateralized by 32 properties and related tenant leases. Interest rates on the Company’s outstanding mortgage indebtedness ranged from 1.00% to 7.25% with maturities that ranged from April 2014 to April 2023. Certain loans are cross-collateralized and contain cross-default provisions. The loan agreements contain customary representations, covenants and events of default. Certain loan agreements require the Company to comply with affirmative and negative covenants, including the maintenance of debt service coverage and leverage ratios.
The following table reflects mortgage loan activity for the year ended December 31, 2013:

(dollars in thousands)
Collateral	Activity	Month	Amount Borrowed or Assumed	Amount Repaid	Interest Rate	Maturity Date
28 Jericho Turnpike	New Loan	January	$16,500	$—	LIBOR + 1.90%	1/23/2023
Nostrand Ave	New Loan	February	13,000	—	LIBOR + 2.65%	2/1/2016
161st St	Refinance	March	29,500	28,900	LIBOR + 2.50%	4/1/2018
City Point (1)	Amendment	March	20,000	—	LIBOR + 5.00%	8/23/2015
60 Orange St	New Loan	April	8,600	—	LIBOR + 1.75%	4/3/2023
210 Bowery	New Loan	June	4,600	—	LIBOR + 1.95%	6/1/2014
Cortlandt Towne Center (2)	Amendment	August	12,033	—	LIBOR + 1.65%	10/26/2015
Village Commons Shopping Center	Repayment	November	—	9,084
Branch Plaza	Repayment	November	—	12,311
West Diversey	Repayment	November	—	14,905
Fordham Place (3)	Repayment	December		81,422
Pelham Manor (3)	Repayment	December	—	33,555
Lincoln Park Center	Refinance	December	23,000	19,026	LIBOR + 1.45%	12/3/2016
A&P Shopping Plaza (3)	Repayment	December	—	8,000
City Point	New Loan	December	197,000	—	4.75%	2019 (4)
Total			$324,233	$207,203
Notes:

(1) Loan was amended from $50.0 million to $20.0 million.
(2) Loan was amended from $73.0 million to $85.0 million.
(3) Loan was paid off in connection with the sale of the property.
(4) The maturity date of this loan is five years after the final advancing of funds which is currently anticipated to occur by the end of 2014.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Mortgage and Other Notes Payable, continued

The following table sets forth certain information pertaining to our credit facilities as of December 31, 2013:

(dollars in thousands) Borrower	Total amount of credit facility	Amount borrowed as of December 31, 2012	Net borrowings (repayments) during the year ended December 31, 2013	Amount borrowed as of December 31, 2013	Letters of credit outstanding as of December 31, 2013	Amount available under credit facilities as of December 31, 2013
Acadia Realty, LP	$150,000	$—	$—	$—	$12,500	$137,500
Fund IV	150,000	93,050	(24,300)	68,750	—	81,250
Total	$300,000	$93,050	$(24,300)	$68,750	$12,500	$218,750

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Mortgage and Other Notes Payable, continued

The following table summarizes the Company’s mortgage and other secured indebtedness as of December 31, 2013 and December 31, 2012:

(dollars in thousands)
Description of Debt and Collateral	12/31/2013	12/31/2012	Interest Rate at December 31, 2013	Maturity	Payment Terms
Mortgage notes payable – variable-rate
161st Street	$—	$28,900	5.67% (LIBOR+5.50%)	4/1/2013	Interest only monthly.
Liberty Avenue	9,090	9,208	3.42% (LIBOR+3.25%)	4/30/2014	Monthly principal and interest.
210 Bowery	4,600	—	2.12% (LIBOR+1.95%)	6/1/2014	Interest only monthly.
Branch Shopping Plaza	—	12,526	2.42% (LIBOR+2.25%)	9/30/2014	Monthly principal and interest.
640 Broadway	22,750	22,750	3.12% (LIBOR+2.95%)	7/1/2015	Interest only monthly.
Heritage Shops	20,871	21,000	2.42% (LIBOR+2.25%)	8/10/2015	Interest only monthly.
CityPoint	20,650	20,650	3.67% (LIBOR+3.50%)	8/12/2015	Interest only monthly.
CityPoint	20,000	—	5.17% (LIBOR+5.00%)	8/23/2015	Interest only monthly.
Cortlandt Towne Center	84,745	73,499	1.82% (LIBOR+1.65%)	10/26/2015	Monthly principal and interest.
New Hyde Park Shopping Center	6,294	6,484	2.42% (LIBOR+2.25%)	11/10/2015	Monthly principal and interest.
Nostrand Ave	12,567	—	2.82% (LIBOR+2.65%)	2/1/2016	Monthly principal and interest.
Village Commons Shopping Center	—	9,192	1.57% (LIBOR+1.40%)	6/30/2018	Monthly principal and interest.
Lincoln Park Centre	23,000	—	1.62% (LIBOR+1.45%)	12/3/2016	Interest only monthly.
Term Loan	50,000	—	1.57% (LIBOR+140%)	11/25/2018	Interest only monthly.
161st Street	29,500	—	2.67% (LIBOR+2.50%)	4/1/2018	Interest only monthly.
West Diversey	—	15,273	2.07% (LIBOR+1.90%)	4/27/2019	Monthly principal and interest.
4401 N White Plains Road	6,263	6,381	2.07% (LIBOR+1.90%)	9/1/2022	Monthly principal and interest.
28 Jericho Turnpike	16,164	—	2.07% (LIBOR+1.90%)	1/23/2023	Monthly principal and interest.
60 Orange Street	8,457	—	1.92% (LIBOR+1.75%)	4/3/2023	Monthly principal and interest.
Sub-total mortgage notes payable	334,951	225,863
Credit facilities – variable-rate:
Fund IV revolving subscription line of credit (2)	68,750	93,050	1.82% (LIBOR+1.65%)	11/20/2015	Interest only monthly.
Interest rate swaps (1)	(179,660)	(132,857)
Total variable-rate debt	224,041	186,056

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Mortgage and Other Notes Payable, continued

(dollars in thousands)
Description of Debt and Collateral	12/31/2013	12/31/2012	Interest Rate at December 31, 2013	Maturity	Payment Terms

Mortgage notes payable – fixed-rate
Lincoln Park Centre	$—	$19,478	5.85%	12/1/2013	Monthly principal and interest.
Clark Diversey	4,192	4,345	6.35%	7/1/2014	Monthly principal and interest.
New Loudon Center	13,369	13,634	5.64%	9/6/2014	Monthly principal and interest.
CityPoint	20,000	20,000	7.25%	11/1/2014	Interest only quarterly.
Crescent Plaza	16,747	17,025	4.98%	9/6/2015	Monthly principal and interest.
Pacesetter Park Shopping Center	11,530	11,742	5.12%	11/6/2015	Monthly principal and interest.
Elmwood Park Shopping Center	32,744	33,258	5.53%	1/1/2016	Monthly principal and interest.
Chicago Street Retail Portfolio	15,558	15,835	5.61%	2/1/2016	Monthly principal and interest.
The Gateway Shopping Center	19,746	20,036	5.44%	3/1/2016	Monthly principal and interest.
330-340 River Street	10,904	11,128	5.29%	5/1/2016	Monthly principal and interest.
Brandywine Town Center	166,200	—	5.99%	7/1/2016	Interest only monthly.
Walnut Hill Plaza	22,910	23,194	6.06%	10/1/2016	Monthly principal and interest.
Rhode Island Place Shopping Center	16,208	16,426	6.35%	12/1/2016	Monthly principal and interest.
239 Greenwich Avenue	26,000	26,000	5.42%	2/11/2017	Interest only monthly.
639 West Diversey	4,341	4,431	6.65%	3/1/2017	Monthly principal and interest.
Merrillville Plaza	25,837	26,151	5.88%	8/1/2017	Monthly principal and interest.
216th Street	25,500	25,500	5.80%	10/1/2017	Interest only monthly.
CityPoint	5,262	5,262	1.00%	8/23/2019	Interest only monthly.
CityPoint	197,000	—	4.75%	2019 (3)	Interest only monthly.
Interest rate swaps (1)	179,660	132,857	2.15%
Total fixed-rate debt	813,708	426,302
Unamortized premium (discount)	1,868	(107)
Total	$1,039,617	$612,251

Notes:

(1)	Represents the amount of the Company’s variable-rate debt that has been fixed through certain cash flow hedge transactions (Note 10).

(2)	The Fund IV revolving subscription line of credit is secured by unfunded investor capital commitments.

(3)	The maturity date of this loan is five years after the final advancing of funds which is currently anticipated to occur by the end of 2014.

The scheduled principal repayments of all indebtedness, including Convertible Notes (Note 9), as of December 31, 2013 are as follows (does not include $1,868 net valuation discount on assumption of debt):

(dollars in thousands)
2014	$57,083
2015	273,909
2016	316,540
2017	81,161
2018	80,382
Thereafter	229,054
$1,038,129

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Convertible Notes Payable

In December 2006 and January 2007, the Company issued a total of $115.0 million of convertible notes with a fixed interest rate of 3.75% due 2026 (the "Convertible Notes"). The Convertible Notes were issued at par and require interest payments semi-annually in arrears on June 15 and December 15 of each year. The Convertible Notes are unsecured, unsubordinated obligations and rank equally with all other unsecured and unsubordinated indebtedness. The Convertible Notes were accounted for under ASC Topic 470-20, “Debt with Conversion and Other Options,” which required the Company to allocate the proceeds from the issuance between a debt component and an equity component. The resulting discount on the debt component was amortized over the period the convertible debt was expected to be outstanding, which was December 11, 2006 to December 20, 2011, as additional non-cash interest expense. Until December 20, 2011, the Convertible Notes had an effective interest rate of 6.03% after giving effect to ASC Topic 470-20. The additional non-cash interest expense recognized in the Consolidated Statements of Income was $0.8 million for the year ended December 31, 2011.

As of December 31, 2013, $114.6 million of the Convertible Notes have been repurchased. The remaining Convertible Notes bear interest at 3.75% and the Company has the right to redeem the notes, in whole, or in part, at any time, and from time to time, for cash equal to 100% of the principal amount of the notes plus any accrued and unpaid interest to, but not including, the redemption date. The Holders of notes may require the Company to repurchase their notes, in whole or in part, on December 15, 2016 and December 15, 2021 for cash equal to 100% of the principal amount of the notes to be repurchased plus any accrued and unpaid interest to, but not including, the repurchase date.

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

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2013:

(dollars in thousands)	Level 1	Level 2	Level 3
Assets
Derivative financial instruments	$—	$3,114	$—
Liabilities
Derivative financial instruments	$—	$2,066	$—

During the year ended December 31, 2011, the Company determined that the value of the Granville Centre owned by Fund I was impaired and recorded an impairment loss of $6.9 million (Note 1). The Company estimated the property's fair value by using projected future cash flows, which it determined were not sufficient to recover the property's net book value. The inputs used to determine the fair value of the Granville Centre were classified as Level 3 under authoritative guidance for fair value measurements.

During the year ended December 31, 2012, the Company determined that carrying value in its investment in Mervyns was impaired and recorded an impairment of $2.0 million (Note 1). The analysis performed consisted of discounted cash flows which were used to determine the fair value of the Mervyns investment and were classified as Level 3 under authoritative guidance for fair value measurements.

During the year ended December 31, 2013, the Company determined that the value of the Walnut Hill Plaza was impaired and recorded an impairment loss of $1.5 million (Note 1). The Company estimated the fair value by using projected future cash flows, which it determined were not sufficient to recover the property's net book value. The inputs used to determine this fair value are classified within Level 3 under authoritative guidance for fair value measurements.

During the year ended December 31, 2013, the Company entered into a firm contract to sell Sheepshead Bay for $20.2 million. As this amount is less than the carrying cost, the Company recorded an impairment loss of $6.7 million (Note 1).

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

As of December 31, 2013, the Company’s derivative financial instruments consisted of 11 interest rate LIBOR swaps with an aggregate notional value of $179.7 million, which fix interest at rates from 0.52% to 3.77%, and mature between May 2015 and April 2023. The Company also has four derivative financial instruments with a notional value of $140.7 million which cap interest rates ranging from 3.0% to 4.3% and mature between July 2015 and April 2018. The fair value of the derivative liability of these instruments, which is included in other liabilities in the consolidated balance sheets, totaled $2.0 million and $4.4 million at December 31, 2013 and 2012, respectively. The fair value of these derivative instruments, included in prepaid expenses and other assets in the Consolidated Balance Sheets, totaled $3.1 million at December 31, 2013. The notional value does not represent exposure to credit, interest rate or market risks.

These derivative instruments have been designated as cash flow hedges and hedge the future cash outflows on variable rate mortgage debt. Such instruments are reported at the fair value reflected above. As of December 31, 2013 and 2012, unrealized income and (losses) totaling $1.1 million and ($4.3 million), respectively, were reflected in accumulated other comprehensive income (loss). It is estimated that approximately $2.4 million included in accumulated other comprehensive income related to derivatives will be reclassified to interest expense in the 2014 results of operations.

As of December 31, 2013 and 2012, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges. As of December 31, 2013, none of the Company’s hedges were ineffective.

Financial Instruments

Certain of the Company’s assets and liabilities meet the definition of financial instruments. Except as disclosed below, the carrying amounts of these financial instruments approximates their fair value due to the short-term nature of such accounts.

The Company has determined the estimated fair values of the following financial instruments within Level 2 of the hierarchy by discounting future cash flows utilizing a discount rate equivalent to the rate at which similar financial instruments would be originated at the reporting date:

	December 31, 2013		December 31, 2012
(dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Notes Receivable and Preferred Equity Investments	$126,707	$126,707	$129,278	$129,278
Mortgage Notes Payable and Convertible Notes Payable	$1,039,997	$1,056,457	$613,181	$620,583

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Shareholders’ Equity and Noncontrolling Interests

Common Shares

During the year ended December 31, 2013, 3,250 employee Restricted Shares were canceled to pay the employees’ income taxes due on the value of the portion of their Restricted Shares that vested. During the year ended December 31, 2013, the Company recognized accrued Common Share and Common OP Unit-based compensation totaling $7.3 million in connection with the vesting of Restricted Shares and Units (Note 15).

During 2013, the Company issued approximately 3.0 million Common Shares from the ATM program generating net proceeds of approximately $80.7 million.

During 2013, the Company issued approximately 1.2 million OP units to acquire real estate.

During 2012, the Company issued approximately 6.1 million Common Shares from the ATM program generating net proceeds of approximately $140.8 million and completed a public share offering of approximately 3.5 million Common Shares generating net proceeds of approximately $85.9 million.

During 2012, Kenneth Bernstein, President and CEO, converted 250,000 Common OP Units into Common Shares.

During November 2011, the Company issued 2.3 million Common Shares generating net proceeds of approximately $45.0 million.

Noncontrolling Interests

The following table summarizes the change in the noncontrolling interests since December 31, 2012:

	Noncontrolling Interests in Operating Partnership	Noncontrolling Interests in Partially-Owned Affiliates
(dollars in thousands)
Balance at December 31, 2012	$11,794	$435,665
Distributions declared of $0.86 per Common OP Unit	(1,664)	—
Net income for the period January 1 through December 31, 2013	492	4,033
Conversion of 92,514 OP Units to Common Shares by limited partners of the Operating Partnership	(1,548)	—
Consolidation of previously unconsolidated investment	—	(33,949)
Issuance of OP Units to acquire real estate	33,300	—
Other comprehensive income - unrealized loss on valuation of swap agreements	23	46
Reclassification of realized interest expense on swap agreements	21	973
Noncontrolling interest contributions	—	49,324
Noncontrolling interest distributions and other reductions	—	(87,688)
Employee Long-term Incentive Plan Unit Awards	6,530	—
Balance at December 31, 2013	$48,948	$368,404

Noncontrolling interests in the Operating Partnership represents (i) the limited partners’ 1,457,467 and 284,097 Common OP Units at December 31, 2013 and 2012, respectively, (ii) 188 Series A Preferred OP Units at both December 31, 2013 and 2012, with a stated value of $1,000 per unit, which are entitled to a preferred quarterly distribution of the greater of (a) $22.50 (9% annually) per Series A Preferred OP Unit or (b) the quarterly distribution attributable to a Series A Preferred OP Unit if such unit was converted into a Common OP Unit and (iii) 1,368,086 and 1,109,727 LTIP units as of December 31, 2013 and December 31, 2012, respectively, as discussed in Share Incentive Plan (Note 15).

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Shareholders’ Equity and Noncontrolling Interests, continued

Noncontrolling Interests, continued

Noncontrolling interests in partially-owned affiliates include third-party interests in Fund I, II, III and IV, and Mervyns I and II, and five other entities.

The Series A Preferred OP Units were issued in 1999 in connection with the acquisition of a property. Through December 31, 2013, 1,392 Series A Preferred OP Units were converted into 185,600 Common OP Units and then into Common Shares. The 188 remaining Series A Preferred OP Units are currently convertible into Common OP Units based on the stated value divided by $7.50. Either the Company or the holders can currently call for the conversion of the Series A Preferred OP Units at the lesser of $7.50 or the market price of the Common Shares as of the conversion date.

12. Related Party Transactions

The Company earned property management, construction development, legal and leasing fees from its investments in unconsolidated partnerships totaling $0.1 million, $0.8 million and $1.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Lee Wielansky, the Lead Trustee of the Company, was paid a consulting fee of $0.1 million for each of the years ended December 31, 2013, 2012 and 2011.

13. Tenant Leases

Space in the shopping centers and other retail properties is leased to various tenants under operating leases that usually grant tenants renewal options and generally provide for additional rents based on certain operating expenses as well as tenants’ sales volume.

Minimum future rentals to be received under non-cancelable leases for shopping centers and other retail properties as of December 31, 2013 are summarized as follows:

(dollars in thousands)
2014	$117,181
2015	110,496
2016	102,842
2017	93,394
2018	82,012
Thereafter	455,331
Total	$961,256

During the years ended December 31, 2013, 2012 and 2011, no single tenant collectively accounted for more than 10% of the Company’s total revenues.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Lease Obligations

The Company leases land at eight of its shopping centers, which are accounted for as operating leases and generally provide the Company with renewal options. Ground rent expense was $1.8 million, $1.7 million, and $0.7 million (including capitalized ground rent at properties under redevelopment of $0.8 million, $0.8 million and ($0.2 million) for the years ended December 31, 2013, 2012 and 2011, respectively. The leases terminate at various dates between 2020 and 2066. These leases provide the Company with options to renew for additional terms aggregating from 23 to 71 years. The Company leases space for its White Plains corporate office for a term expiring in 2015. Office rent expense under this lease was $1.4 million, $1.4 million and $1.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. Future minimum rental payments required for leases having remaining non-cancelable lease terms are as follows:

(dollars in thousands)
2014	$2,773
2015	2,219
2016	1,112
2017	5,117
2018	1,180
Thereafter	24,047
Total	$36,448

15. Share Incentive Plan

During 2012, the Company terminated the 1999 and 2003 Plans and adopted the Amended 2006 Plan. The Amended 2006 Plan increased the authorization to issue options, Restricted Shares and LTIP Units (collectively "Awards") available to officers and employees by 1.9 million shares to 2.1 million shares. Options are granted by the Compensation Committee (the "Committee"), which currently consists of three non-employee Trustees, and will not have an exercise price less than 100% of the fair market value of the Common Shares and a term of greater than ten years at the grant date. Vesting of options is at the discretion of the Committee. The Committee determines the restrictions placed on Awards, including the dividends or distributions thereon and the term of such restrictions. The Committee also determines the award and vesting of the awards based on the attainment of specified performance objectives of the Company within a specified performance period.

On February 22, 2013, the Company issued a total of 284,447 LTIP Units and 590 Restricted Share Units to officers of the Company and 11,880 Restricted Share Units to other employees of the Company. Vesting with respect to these awards is generally recognized ratably over the five annual anniversaries following the issuance date. Vesting with respect to 16% of the awards issued to officers is also generally subject to achieving certain Company performance measures. LTIP Units are similar to Restricted Shares but provide for a quarterly partnership distribution in a like amount as paid to Common OP Units. This distribution is paid on both unvested and vested LTIP Units. The LTIP Units are convertible into Common OP Units and Common Shares upon vesting and a revaluation of the book capital accounts.

These awards were measured at their fair value as if they were vested on the grant date. Fair value was established as the market price of the Company's Common Shares as of the close of trading on the day preceding the grant date.

The total value of the above Restricted Share Units and LTIP Units as of the grant date was $7.9 million. The weighted average fair value for Restricted Shares and LTIP Units granted for the years ended December 31, 2013, 2012 and 2011 were $26.40, $22.31 and $19.08, respectively.

Total long-term incentive compensation expense, including the expense related to the above mentioned plans, was $7.3 million, $3.6 million and $4.0 million for the years ended December 31, 2013, 2012 and 2011, respectively and is recorded in General and Administrative on the consolidated statements of income.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Share Incentive Plan, continued

On May 15, 2013, the Company issued 20,718 Restricted Shares to Trustees of the Company in connection with Trustee fees. Vesting with respect to 10,950 of the Restricted Shares will be on the first anniversary of the date of issuance and 9,768 of the Restricted Shares vest over three years with 33% vesting on each of the next three anniversaries of the issuance date. The Restricted

Shares do not carry voting rights or other rights of Common Shares until vesting and may not be transferred, assigned or pledged until the recipients have a vested non-forfeitable right to such shares. Dividends are not paid currently on unvested Restricted Shares, but are paid cumulatively from the issuance date through the applicable vesting date of such Restricted Shares. Trustee fee expense of $0.3 million for the year ended December 31, 2013 has been recognized in the accompanying consolidated statement of income related to this issuance.

In 2009, the Company adopted the Long Term Investment Alignment Program (the "Program") pursuant to which the Company may award units primarily to senior executives which would entitle them to receive up to 25% of any future Fund III Promote when and if such Promote is ultimately realized. The Company has awarded all of the units under the Program, and these units were determined to have no value at issuance or as of December 31, 2013. In accordance with ASC Topic 718, "Compensation - Stock Compensation," compensation relating to these awards will be recorded based on the change in the estimated fair value at each reporting period.

As of December 31, 2013, the Company had 92,086 options outstanding to officers and employees and 21,000 options outstanding to non-employee Trustees of the Company all of which have vested. These options are for ten-year terms from the grant date and vested in three equal annual installments, which began on their respective grant dates.

A summary of option activity under all option arrangements as of December 31, 2013 and 2012, and changes during the years then ended, is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (dollars in thousands)
Outstanding and exercisable at December 31, 2011	150,283	$18.33	3.5	$272
Granted	—	—	—	—
Exercised	(12,636)	14.23	—	137
Forfeited or Expired	—	—	—	—
Outstanding and exercisable at December 31, 2012	137,647	18.71	2.6	877
Granted	—	—	—	—
Exercised	(23,815)	15.96	—	211
Forfeited or Expired	(746)	20.65	—	—
Outstanding and exercisable at December 31, 2013	113,086	$19.28	3.5	$628

The total intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was $0.2 million, $0.1 million and $0.02 million, respectively.

A summary of the status of the Company’s unvested Restricted Shares and LTIP Units as of December 31, 2013 and 2012 and changes during the years then ended is presented below:

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Share Incentive Plan, continued

Unvested Restricted Shares and LTIP Units	Restricted Shares	Weighted Grant-Date Fair Value	LTIP Units	Weighted Grant-Date Fair Value
Unvested at December 31, 2011	75,739	$18.25	838,898	$17.85
Granted	30,153	21.88	281,714	21.99
Vested	(43,819)	19.29	(176,926)	16.92
Forfeited	(1,157)	16.02	—	—
Unvested at December 31, 2012	60,916	19.36	943,686	19.27
Granted	31,830	23.75	290,912	26.69
Vested	(28,179)	18.77	(350,264)	19.51
Forfeited	(830)	23.00	—	—
Unvested at December 31, 2013	63,737	$23.34	884,334	$21.62

As of December 31, 2013, there was $11.1 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under share incentive plans. That cost is expected to be recognized over a weighted-average period of 2.4 years. The total fair value of Restricted Shares that vested during the years ended December 31, 2013, 2012 and 2011 was $0.5 million, $0.8 million and $2.2 million, respectively.

16. Employee Share Purchase and Deferred Share Plan

The Acadia Realty Trust Employee Share Purchase Plan (the "Purchase Plan"), allows eligible employees of the Company to purchase Common Shares through payroll deductions. The Purchase Plan provides for employees to purchase Common Shares on a quarterly basis at a 15% discount to the closing price of the Company’s Common Shares on either the first day or the last day of the quarter, whichever is lower. A participant may not purchase more the $25,000 in Common Shares per year. Compensation expense will be recognized by the Company to the extent of the above discount to the closing price of the Common Shares with respect to the applicable quarter. During 2013, 2012 and 2011, a total of 3,678, 3,829, and 4,886 Common Shares, respectively, were purchased by employees under the Purchase Plan. Associated compensation expense of $0.01 million was recorded in 2013, 2012 and 2011.

During May of 2006, the Company adopted a Trustee Deferral and Distribution Election ("Trustee Deferral Plan"), under which the participating Trustees have deferred compensation of $0.07 million for 2013 and $0.06 million for 2012 and 2011.

17. Employee 401(k) Plan

The Company maintains a 401(k) plan for employees under which the Company currently matches 50% of a plan participant’s contribution up to 6% of the employee’s annual salary. A plan participant may contribute up to a maximum of 15% of their compensation, up to $17,500, for the year ended December 31, 2013. The Company contributed $0.3 million for each of the years ended December 31, 2013 and 2012 and $0.2 million for the year ended December 31, 2011.

18. Dividends and Distributions Payable

On November 4, 2013, the Board of Trustees declared a cash dividend for the quarter ended December 31, 2013 of $0.23 per Common Share, which was paid on January 15, 2014 to holders of record as of December 31, 2013.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Federal Income Taxes

The Company has elected to qualify as a REIT in accordance with Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), and intends at all times to qualify as a REIT under the Code. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its annual REIT taxable income to its shareholders. As a REIT, the Company generally will not be subject to corporate Federal income tax, provided that distributions to its shareholders equal at least the amount of its REIT taxable income as defined under the Code. As the Company distributed sufficient taxable income for the years ended December 31, 2013, 2012 and 2011, no U.S. Federal income or excise taxes were incurred. If the Company fails to qualify as a REIT in any taxable year, it will be subject to Federal income taxes at the regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for the four subsequent taxable years. Even though the Company qualifies for taxation as a REIT, the Company is subject to certain state and local taxes on its income and property and Federal income and excise taxes on any undistributed taxable income. In addition, taxable income from non-REIT activities managed through the Company’s Taxable REIT Subsidiaries ("TRS") is subject to Federal, state and local income taxes.

Characterization of Distributions:

The Company has determined that the cash distributed to the shareholders is characterized as follows for Federal income tax purposes:

	For the years ended December 31,
	2013	2012	2011
Ordinary income	87%	63%	75%
Qualified dividend	—%	—%	22%
Capital gain	13%	37%	3%
	100%	100%	100%

Taxable REIT Subsidiaries

Income taxes have been provided for using the liability method as required by ASC Topic 740, "Income Taxes." The Company’s TRS income and provision for income taxes for the years ended December 31, 2013, 2012 and 2011 are summarized as follows:

(dollars in thousands)	2013	2012	2011
TRS (loss) income before income taxes	$(2,225)	$(2,056)	$376
Benefit (provision) for income taxes:
Federal	276	592	(222)
State and local	71	147	(59)
TRS net (loss) income before noncontrolling interests	(1,878)	(1,317)	95
Noncontrolling interests	267	702	1,245
TRS net (loss) income	$(1,611)	$(615)	$1,340

The income tax provision differs from the amount computed by applying the statutory federal income tax rate to income before income taxes as follows (not adjusted for temporary book/tax differences):

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Federal Income Taxes, continued

(dollars in thousands)	2013	2012	2011
Federal (benefit) provision at statutory tax rate	$(757)	$(699)	$128
TRS state and local taxes, net of federal benefit	(117)	(109)	20
Tax effect of:
Permanent differences, net	496	809	(279)
Prior year overaccrual, net	128	(553)	—
Restricted stock vesting	(2)	(159)	266
Other	127	(41)	133
REIT state and local income and franchise taxes	144	178	193
Total provision (benefit) for income taxes	$19	$(574)	$461

20. Earnings Per Common Share

Basic earnings per Common Share is computed by dividing net income attributable to Common Shareholders by the weighted average Common Shares outstanding. At December 31, 2013, the Company has unvested LTIP Units (Note 15) which provide for non-forfeitable rights to dividend equivalent payments. Accordingly, these unvested LTIP Units are considered participating securities and are included in the computation of basic earnings per Common Share pursuant to the two-class method.

Diluted earnings per Common Share reflects the potential dilution of the conversion of obligations and the assumed exercises of securities including the effects of restricted share unit ("Restricted Share Units") and share option awards issued under the Company’s Share Incentive Plans (Note 15). The effect of the assumed conversion of 188 Series A Preferred OP Units into 25,067 Common Shares would be anti-dilutive and therefore not included in the computation of diluted earnings per share for the years ended December 2013, 2012 and 2011.

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

	Years ended December 31,
(dollars in thousands, except per share amounts)	2013	2012	2011
Numerator:
Income from continuing operations	$34,026	$23,619	$18,611
Less: net income attributable to participating securities	581	458	381
Income from continuing operations net of income	33,445	23,161	18,230
attributable to participating securities
Denominator:
Weighted average shares for basic earnings per share	54,919	45,854	40,697
Effect of dilutive securities:
Employee share options	38	40	18
Denominator for diluted earnings per share	54,957	45,894	40,715
Basic earnings per Common Share from continuing operations attributable to Common Shareholders	$0.61	$0.51	$0.45
Diluted earnings per Common Share from continuing operations attributable to Common Shareholders	$0.61	$0.51	$0.45

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. Summary of Quarterly Financial Information (unaudited)

The quarterly results of operations of the Company for the years ended December 31, 2013 and 2012 are as follows:

(amounts in thousands, except per share amounts)	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Revenue	$42,291	$40,808	$41,085	$44,102
Income from continuing operations attributable to Common Shareholders	$9,590	$7,967	$8,893	$7,576
Income from discontinued operations attributable to Common Shareholders	33	790	591	4,675
Net income attributable to Common Shareholders	$9,623	$8,757	$9,484	$12,251
Net income attributable to Common Shareholders per Common Share - basic:
Income from continuing operations	$0.18	$0.14	$0.16	$0.14
Income from discontinued operations	—	0.02	0.01	0.08
Net income per share	$0.18	$0.16	$0.17	$0.22
Net income attributable to Common Shareholders per Common Share - diluted:
Income from continuing operations	$0.18	$0.14	$0.16	$0.14
Income from discontinued operations	—	0.02	0.01	0.08
Net income per share	$0.18	$0.16	$0.17	$0.22
Cash dividends declared per Common Share	$0.21	$0.21	$0.21	$0.23

(amounts in thousands, except per share amounts)	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Revenue	$25,333	$28,257	$29,580	$31,817
Income from continuing operations attributable to Common Shareholders	$3,325	$5,612	$6,242	$8,440
Income from discontinued operations attributable to Common Shareholders	685	1,227	1,339	12,836
Net income attributable to Common Shareholders	$4,010	$6,839	$7,581	$21,276
Net income attributable to Common Shareholders per Common Share - basic:
Income from continuing operations	$0.08	$0.12	$0.13	$0.17
Income from discontinued operations	0.01	0.03	0.03	0.25
Net income per share	$0.09	$0.15	$0.16	$0.42
Net income attributable to Common Shareholders per Common Share - diluted:
Income from continuing operations	$0.08	$0.12	$0.13	$0.17
Income from discontinued operations	0.01	0.03	0.03	0.25
Net income per share	$0.09	$0.15	$0.16	$0.42
Cash dividends declared per Common Share	$0.18	$0.18	$0.18	$0.18

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

During August 2009, the Company terminated the employment of a former Senior Vice President (the "Former Employee") for engaging in conduct that fell within the definition of "cause" in his severance agreement with the Company. Had the Former Employee not been terminated for "cause," he would have been eligible to receive approximately $0.9 million under the severance agreement. Because the Company terminated him for "cause," it did not pay the Former Employee any severance benefits under the agreement. The Former Employee has brought a lawsuit against the Company in New York State Supreme Court (the "Court"), alleging breach of the severance agreement. Depositions have been completed and a trial date has been set. The Court has granted the Company's request to file a motion for summary judgment. The suit is in the pre-trial discovery stage. The Company believes it has meritorious defenses to the suit.

In connection with Phase 2 of the City Point Project, Albee Development LLC ("Albee"), and a non-affiliated construction manager have been served with a Summons With Notice by Casino Development Group, Inc. ("Casino"), the former contractor responsible for the excavation and concrete work at the City Point Project. Albee terminated the contract with Casino for cause prior to completion of the contract. The plaintiff is seeking approximately $8.5 million. Albee believes that it has meritorious defenses to, and is prepared to vigorously defend itself against the claims. As the case is in the beginning stage of litigation, the outcome of these claims cannot be estimated at this time.

23. Subsequent Events

During January 2014, the Company completed the acquisition of 11 E. Walton in Chicago, Illinois, for a purchase price of $44.0 million.

During January 2014, the Company received payment on two outstanding notes receivable with an aggregate carrying amount of $7.2 million.

During January 2014, the Company drew down $45.0 million on a previously unfunded mortgage loan collateralized by a property.

During February 2014, the Company completed the acquisition of 61 Main Street in Westport, Connecticut for a purchase price of $7.3 million.

ACADIA REALTY TRUST
SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2013

		Initial Cost to Company			Amount at which Carried at December 31, 2013
Description	Encumbrances	Land	Buildings & Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Acquisition (a) Construction (c)
Shopping Centers
Core Portfolio:
Crescent Plaza Brockton, MA	$16,747	$1,147	$7,425	$1,390	$1,147	$8,815	$9,962	$6,629	1993	(a)
New Loudon Center Latham, NY	13,369	505	4,161	12,927	505	17,088	17,593	12,687	1993	(a)
Mark Plaza Edwardsville, PA	—	—	4,268	(872)	—	3,396	3,396	2,725	1993	(c)
Plaza 422 Lebanon, PA	—	190	3,004	2,309	190	5,313	5,503	4,647	1993	(c)
Route 6 Mall Honesdale, PA	—	1,664	—	12,171	1,664	12,171	13,835	7,161	1994	(c)
Bartow Avenue Bronx, NY	—	1,691	5,803	627	1,691	6,430	8,121	2,109	2005	(c)
Amboy Road Staten Island, NY	—	—	11,909	2,330	—	14,239	14,239	3,558	2005	(a)
Abington Towne Center Abington, PA	—	799	3,197	2,216	799	5,413	6,212	2,934	1998	(a)
Bloomfield Town Square Bloomfield Hills, MI	—	3,207	13,774	20,828	3,207	34,602	37,809	13,625	1998	(a)
Walnut Hill Plaza Woonsocket, RI	22,910	3,122	12,488	441	3,122	12,929	16,051	6,188	1998	(a)
Elmwood Park Shopping Center Elmwood Park, NJ	32,744	3,248	12,992	15,715	3,798	28,157	31,955	14,426	1998	(a)
Merrillville Plaza Hobart, IN	25,837	4,288	17,152	4,993	4,288	22,145	26,433	8,482	1998	(a)
Marketplace of Absecon Absecon, NJ	—	2,573	10,294	4,897	2,577	15,187	17,764	6,064	1998	(a)
Clark Diversey Chicago, IL	4,192	10,061	2,773	246	10,061	3,019	13,080	657	2006	(a)
Chestnut Hill Philadelphia, PA	—	8,289	5,691	4,234	8,289	9,925	18,214	1,652	2006	(a)
Third Avenue Bronx, NY	—	11,108	8,038	4,380	11,855	11,671	23,526	1,545	2006	(a)
Hobson West Plaza Naperville, IL	—	1,793	7,172	1,833	1,793	9,005	10,798	3,978	1998	(a)
Village Commons Shopping Center Smithtown, NY	—	3,229	12,917	4,048	3,229	16,965	20,194	7,237	1998	(a)
Town Line Plaza Rocky Hill, CT	—	878	3,510	7,508	907	10,989	11,896	8,479	1998	(a)
Branch Shopping Center Smithtown, NY	—	3,156	12,545	8,665	3,401	20,965	24,366	6,150	1998	(a)
Methuen Shopping Center Methuen, MA	—	956	3,826	594	961	4,415	5,376	1,940	1998	(a)
The Gateway Shopping Center South Burlington, VT	19,746	1,273	5,091	12,253	1,273	17,344	18,617	6,932	1999	(a)
330 River Street Cambridge, MA	4,088	3,510	2,886	—	3,510	2,886	6,396	157	2012	(a)
Rhode Island Place Shopping Center Washington, D.C.	17,086	7,458	15,968	9	7,458	15,977	23,435	684	2012	(a)
Mad River Station Dayton, OH	—	2,350	9,404	1,049	2,350	10,453	12,803	4,252	1999	(a)

		Initial Cost to Company			Amount at which Carried at December 31, 2013
Description	Encumbrances	Land	Buildings & Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Acquisition (a) Construction (c)
Shopping Centers
Pacesetter Park Shopping Center Ramapo, NY	11,530	1,475	5,899	2,199	1,475	8,098	9,573	3,384	1999	(a)
239 Greenwich Avenue Greenwich, CT	26,000	1,817	15,846	549	1,817	16,395	18,212	6,125	1998	(a)
West Shore Expressway Staten Island, NY	—	3,380	13,554	(55)	3,380	13,499	16,879	2,587	2007	(a)
West 54th Street Manhattan, NY	—	16,699	18,704	677	16,699	19,381	36,080	3,180	2007	(a)
Acadia 5-7 East 17th Street Manhattan, NY	—	3,048	7,281	77	3,048	7,358	10,406	1,135	2008	(a)
West Diversey 651-671 W Diversey Chicago, IL	—	8,576	17,256	8	8,576	17,264	25,840	1,115	2011	(a)
Mercer Street 15 Mercer Street New York, NY	—	1,887	2,483	7	1,887	2,490	4,377	155	2011	(a)
4401 White Plains Bronx, NY	6,263	1,581	5,054	—	1,581	5,054	6,635	295	2011	(a)
Chicago Street Retail Portfolio	15,984	18,521	55,627	1,335	18,559	56,924	75,483	2,225	2011	(a)
1520 Milwaukee Avenue Chicago, IL	—	2,110	1,306	—	2,110	1,306	3,416	82	2012	(a)
Cambridge LLC Cambridge, MA	7,036	4,894	11,349	—	4,894	11,349	16,243	551	2012	(a)
930 Rush Street Chicago, IL	—	4,933	14,587	—	4,933	14,587	19,520	638	2012	(a)
28 Jericho Turnpike Westbury, NY	16,164	6,220	24,416	—	6,220	24,416	30,636	1,014	2012	(a)
181 Main Street Westport, CT	—	1,908	12,158	—	1,908	12,158	14,066	334	2012	(a)
83 Spring Street Manhattan, NY	—	1,754	9,200	—	1,754	9,200	10,954	345	2012	(a)
60 Orange Street Bloomfield, NJ	8,457	3,609	10,790	—	3,609	10,790	14,399	372	2012	(a)
179-53 & 1801-03 Connecticut Avenue Washington, D.C.	—	11,690	10,135	463	11,689	10,599	22,288	307	2012	(a)
639 West Diversey Chicago, IL	4,685	4,429	6,102	279	4,429	6,381	10,810	158	2012	(a)
664 North Michigan Chicago, IL	—	17,320	69,280	—	17,320	69,280	86,600	1,443	2013	(a)
8-12 E. Walton Chicago, IL	—	5,625	16,875	2	5,625	16,877	22,502	211	2013	(a)
3200-3204 M Street Washington, DC	—	2,950	8,850	—	2,950	8,850	11,800	111	2013	(a)
868 Broadway Manhattan, NY	—	3,375	10,125	—	3,375	10,125	13,500	—	2013	(a)
313-315 Bowery Manhattan, NY	—	—	5,516	—	—	5,516	5,516	—	2013	(a)
120 West Broadway Manhattan, NY	—	—	37,000	—	—	37,000	37,000	—	2013	(a)
Brandywine Town Center Wilmington, DE	141,825	21,993	87,988	16,019	24,214	101,786	126,000	25,911	2003
Brandywine Market Square Wilmington, DE	24,375	4,308	17,239	957	4,262	18,242	22,504	5,412	2003
Undeveloped Land	—	250	—	—	250	—	250	—
ARLP	50,000	—	—	—	—	—	—	—
Fund I:
Kroger/Safeway Various	—	—	4,215	—	—	4,215	4,215	4,022	2003	(a)
Fund II:
Liberty Ave Ozone Park, NY	9,090	—	12,627	1,192	—	13,819	13,819	2,229	2004	(a)

		Initial Cost to Company			Amount at which Carried at December 31, 2013
Description	Encumbrances	Land	Buildings & Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Acquisition (a) Construction (c)
Shopping Centers
216th Street New York, NY	25,500	7,261	—	19,198	7,261	19,198	26,459	3,537	2005	(a)
161st Street Bronx, NY	29,500	16,679	28,410	18,219	16,679	46,629	63,308	7,777	2005	(a)
Fund III:
Cortlandt Towne Center Mohegan Lake, NY	84,745	7,293	61,395	5,688	7,293	67,083	74,376	14,777	2009	(a)
Heritage Shops Chicago, IL	20,871	13,131	15,409	382	13,131	15,791	28,922	1,469	2011	(a)
654 Broadway Manhattan, NY	—	9,040	3,654	956	9,040	4,610	13,650	205	2011	(a)
New Hyde Park Shopping Center New Hyde Park, NY	6,294	3,016	7,733	3,991	3,016	11,724	14,740	541	2011	(a)
640 Broadway Manhattan, NY	22,750	12,503	19,960	3,219	12,503	23,179	35,682	1,023	2012	(a)
Lincoln Park Centre Chicago, IL	23,000	5,090	25,353	125	5,090	25,478	30,568	1,123	2012	(a)
3104 M Street Washington, D.C.	—	750	2,251	95	750	2,346	3,096	80	2012	(a)
3780-3858 Nostrand Ave Farmingdale, NY	12,567	5,058	14,585	510	5,058	15,095	20,153	334	2013	(a)
Fund IV:
210 Bowery LLC New York, NY	4,600	1,875	5,625	38	1,875	5,663	7,538	140	2012	(a)
Paramus Plaza Paramus, NJ	—	4,703	14,148	—	4,703	14,148	18,851	118	2013	(a)
1151 Third Ave Manhattan, NY	—	5,400	12,600	—	5,400	12,600	18,000	53	2013	(a)
Lake Montclair Prince William County, VA	—	4,813	14,438	9	4,813	14,447	19,260	60	2013	(a)
938 W. North Avenue Chicago, IL	—	5,000	15,000	—	5,000	15,000	20,000	62	2013	(a)
Acadia Strategic Opportunity Fund IV	68,750	—	—	—	—	—	—	—	2012	(a)
Real Estate Under Development	262,912	45,658	2,564	289,131	45,658	291,695	337,353	—	2012	(a)
Total	$1,039,617	$378,117	$950,875	$490,061	$381,909	$1,437,144	$1,819,053	$229,538
Notes:
(1) Depreciation on buildings and improvements reflected in the consolidated statements of income is calculated over the estimated useful life of the assets as follows:
Buildings: 30 to 40 years
Improvements: Shorter of lease term or useful life
(2) The aggregate gross cost of property included above for Federal income tax purposes was $1,491.0 million as of December 31, 2013
(3) (a) Reconciliation of Real Estate Properties:
The following table reconciles the activity for real estate properties from January 1, 2011 to December 31, 2013:

	For the years ended December 31,
(dollars in thousands)	2013	2012	2011
Balance at beginning of year	$1,287,198	$897,370	$753,989
Other improvements	112,622	65,480	37,497
Property Acquired	272,661	324,348	105,884
Consolidation of Previously Unconsolidated Investments	146,572	—	—
Balance at end of year	$1,819,053	$1,287,198	$897,370
(3) (b) Reconciliation of Accumulated Depreciation:
The following table reconciles accumulated depreciation from January 1, 2011 to December 31, 2013:

	For the years ended December 31,
(dollars in thousands)	2013	2012	2011
Balance at beginning of year	$169,718	$147,626	$134,530
Depreciation related to real estate	31,732	22,092	13,096
Consolidation of Previously Unconsolidated Investments	28,088	—	—
Balance at end of year	$229,538	$169,718	$147,626