Form 10-Q
period 2014-03-31
ACADIA REALTY TRUST
filed 2014-05-02
CIK 899629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or
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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒
As of May 2, 2014 there were 57,376,662 common shares of beneficial interest, par value $.001 per share, outstanding.

ACADIA REALTY TRUST AND SUBSIDIARIES

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements.

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(dollars in thousands)	March 31, 2014	December 31, 2013
ASSETS	(unaudited)
Operating real estate
Land	$354,846	$336,251
Buildings and improvements	1,192,893	1,140,613
Construction in progress	5,764	4,836
	1,553,503	1,481,700
Less: accumulated depreciation	232,301	229,538
Net operating real estate	1,321,202	1,252,162
Real estate under development	369,407	337,353
Notes receivable and preferred equity investments, net	119,639	126,656
Investments in and advances to unconsolidated affiliates	178,068	181,322
Cash and cash equivalents	72,792	79,189
Cash in escrow	19,813	19,822
Restricted cash	94,737	109,795
Rents receivable, net	30,012	29,574
Deferred charges, net	29,989	30,775
Acquired lease intangibles, net	40,472	33,663
Prepaid expenses and other assets	51,369	44,212
Assets of discontinued operations	18,362	20,434
Total assets	$2,345,862	$2,264,957

LIABILITIES
Mortgage and other notes payable	$1,108,304	$1,039,617
Convertible notes payable	380	380
Distributions in excess of income from, and investments in, unconsolidated affiliates	8,670	8,701
Accounts payable and accrued expenses	41,472	38,050
Dividends and distributions payable	13,741	13,455
Acquired lease intangibles, net	22,233	22,394
Other liabilities	20,155	18,265
Liabilities of discontinued operations	106	2,507
Total liabilities	1,215,061	1,143,369

EQUITY
Shareholders' Equity
Common shares, $.001 par value, authorized 100,000,000 shares; issued and outstanding 56,739,739 and 55,643,068 shares, respectively	57	56
Additional paid-in capital	693,633	665,301
Accumulated other comprehensive (loss) income	(407)	1,132
Retained earnings	46,325	37,747
Total shareholders’ equity	739,608	704,236
Noncontrolling interests	391,193	417,352
Total equity	1,130,801	1,121,588
Total liabilities and equity	$2,345,862	$2,264,957
See accompanying notes

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended
	March 31,
(dollars in thousands, except per share amounts)	2014	2013
Revenues
Rental income	$33,818	$28,781
Interest income	3,164	2,898
Expense reimbursements	8,790	7,282
Other	913	3,328
Total revenues	46,685	42,289
Operating Expenses
Property operating	7,124	4,450
Other operating	687	1,512
Real estate taxes	5,670	5,021
General and administrative	6,896	5,626
Depreciation and amortization	11,587	9,229
Total operating expenses	31,964	25,838
Operating income	14,721	16,451
Equity in earnings of unconsolidated affiliates	3,029	2,250
Loss on debt extinguishment	(203)	—
Gain on disposition of property	12,387	—
Interest and other finance expense	(10,651)	(9,285)
Income from continuing operations before income taxes	19,283	9,416
Income tax (provision) benefit	(168)	139
Income from continuing operations	19,115	9,555
Discontinued Operations
Operating income from discontinued operations	—	1,624
Income from discontinued operations	—	1,624
Net income	19,115	11,179
Noncontrolling interests
Continuing operations	2,480	35
Discontinued operations	—	(1,591)
Net loss (income) attributable to noncontrolling interests	2,480	(1,556)
Net income attributable to Common Shareholders	$21,595	$9,623

Basic Earnings per Share
Income from continuing operations	$0.38	$0.18
Income from discontinued operations	—	—
Basic earnings per share	$0.38	$0.18

Diluted Earnings per Share
Income from continuing operations	$0.38	$0.18
Income from discontinued operations	—	—
Diluted earnings per share	$0.38	$0.18
See accompanying notes

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended
	March 31,
	2014	2013
(dollars in thousands)
Net income	$19,115	$11,179
Other comprehensive (loss) income
Unrealized loss on valuation of swap agreements	(2,329)	(1,092)
Reclassification of realized interest on swap agreements	837	592
Other comprehensive loss	(1,492)	(500)
Comprehensive income	17,623	10,679
Comprehensive loss (income) attributable to noncontrolling interests	2,433	(1,681)
Comprehensive income attributable to Common Shareholders	$20,056	$8,998
See accompanying notes

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2014

(unaudited)

	Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
(amounts in thousands, except per share amounts)	Shares	Amount
Balance at December 31, 2013	55,643	$56	$665,301	$1,132	$37,747	$704,236	$417,352	$1,121,588
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	27	—	648	—	—	648	(648)	—
Issuance of Common Shares, net of issuance costs	1,054	1	27,403	—	—	27,404	—	27,404
Dividends declared ($0.23 per Common Share)	—	—	—	—	(13,017)	(13,017)	(723)	(13,740)
Employee and trustee stock compensation, net	16	—	281	—	—	281	1,854	2,135
Noncontrolling interest distributions	—	—	—	—	—	—	(32,921)	(32,921)
Noncontrolling interest contributions	—	—	—	—	—	—	8,712	8,712
	56,740	57	693,633	1,132	24,730	719,552	393,626	1,113,178
Comprehensive (loss) income:
Net income	—	—	—	—	21,595	21,595	(2,480)	19,115
Unrealized (loss) income on valuation of swap agreements	—	—	—	(2,376)	—	(2,376)	47	(2,329)
Reclassification of realized interest on swap agreements	—	—	—	837	—	837	—	837
Total comprehensive (loss) income	—	—	—	(1,539)	21,595	20,056	(2,433)	17,623
Balance at March 31, 2014	56,740	$57	$693,633	$(407)	$46,325	$739,608	$391,193	$1,130,801

ACADIA REALTY TRUST AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended
	March 31,
(dollars in thousands)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$19,115	$11,179
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	11,587	10,628
Amortization of financing costs	688	734
Gain on disposition of property	(12,387)	—
Share-based compensation expense	2,087	1,411
Equity in earnings of unconsolidated affiliates	(3,029)	(2,250)
Distributions of operating income from unconsolidated affiliates	2,562	1,208
Other, net	(648)	(1,476)
Changes in assets and liabilities
Cash in escrow	(141)	(274)
Rents receivable, net	(486)	(878)
Prepaid expenses and other assets	(23)	(15,021)
Accounts payable and accrued expenses	2,507	(739)
Other liabilities	345	(289)
Net cash provided by operating activities	22,177	4,233

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate	(90,500)	(86,600)
Redevelopment and property improvement costs	(37,505)	(17,941)
Deferred leasing costs	(369)	(2,220)
Investments in and advances to unconsolidated affiliates	(21,568)	(2)
Return of capital from unconsolidated affiliates	22,491	482
Consolidation of previously unconsolidated investment	—	1,864
Proceeds from notes receivable	7,156	5,529
Net cash used in investing activities	(120,295)	(98,888)

ACADIA REALTY TRUST AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (unaudited)

	Three Months Ended
	March 31,
(dollars in thousands)	2014	2013

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage notes	(38,972)	(47,136)
Proceeds received from mortgage notes	130,700	254,000
Loan proceeds held as restricted cash	15,058	(151,596)
Deferred financing and other costs	(921)	(9,998)
Capital contributions from noncontrolling interests	8,712	—
Distributions to noncontrolling interests	(33,577)	(3,098)
Dividends paid to Common Shareholders	(12,798)	(9,417)
Proceeds from issuance of Common Shares, net of issuance costs of $429 and $843, respectively	23,519	51,840
Other employee and trustee stock compensation, net	—	78
Net cash provided by financing activities	91,721	84,673
Decrease in cash and cash equivalents	(6,397)	(9,982)
Cash and cash equivalents, beginning of period	79,189	91,813
Cash and cash equivalents, end of period	$72,792	$81,831

Supplemental disclosure of cash flow information
Cash paid during the period for interest, net of capitalized interest of $2,892 and $1,664, respectively	$12,173	$5,858
Cash paid for income taxes	$281	$12

Supplemental disclosure of non-cash investing activities
Disposition of real estate through cancellation of debt	$(22,865)	$—
Acquisition of real estate through conversion of notes receivable	$—	$18,500

Consolidation of previously unconsolidated investment
Real estate, net	$—	$(118,484)
Mortgage notes payable	—	166,200
Distributions in excess of income from, and investments in, unconsolidated affiliates	—	(10,298)
Other assets and liabilities	—	(1,605)
Noncontrolling interest	—	(33,949)
Cash included in consolidation of previously unconsolidated investment	$—	$1,864

See accompanying notes

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION

Business and Organization

Acadia Realty Trust (the "Trust") and subsidiaries (collectively, the "Company"), is a fully-integrated equity real estate investment trust ("REIT") focused on the acquisition, ownership, management and redevelopment of high-quality retail properties located in key street and urban retail corridors as well as suburban locations within high-barrier-to-entry, densely-populated metropolitan areas in the United States along the East Coast and in Chicago.

All of the Company's assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership (the "Operating Partnership") and entities in which the Operating Partnership owns an interest. As of March 31, 2014, the Trust controlled approximately 96% of the Operating Partnership as the sole general partner. As the general partner, the Trust is entitled to share, in proportion to its percentage interest, in the cash distributions and profits and losses of the Operating Partnership. The limited partners primarily represent entities or individuals that contributed their interests in certain properties or entities to the Operating Partnership in exchange for common or preferred units of limited partnership interest ("Common OP Units" or "Preferred OP Units") and employees who have been awarded restricted OP units ("LTIP Units") as long-term incentive compensation (Note 13). Limited partners holding Common OP Units are generally entitled to exchange their units on a one-for-one basis for common shares of beneficial interest of the Trust ("Common Shares").

As of March 31, 2014, the Company has ownership interests in 80 properties within its core portfolio, which consist of those properties either wholly owned, or partially owned through joint venture interests, by the Operating Partnership, or subsidiaries thereof, not including those properties owned through its opportunity funds ("Core Portfolio"). The Company also has ownership interests in 39 properties within its four opportunity funds, Acadia Strategic Opportunity Fund, L.P. ("Fund I"), Acadia Strategic Opportunity Fund II, LLC ("Fund II"), Acadia Strategic Opportunity Fund III LLC ("Fund III") and Acadia Strategic Opportunity Fund IV LLC ("Fund IV" and together with Funds I, II and III, the "Funds"). The 119 Core Portfolio and Fund properties consist of commercial properties, which are primarily high-quality urban and/or street retail properties, community shopping centers and mixed-use properties with a retail component. Fund I and Fund II also include investments in operating companies through Acadia Mervyn Investors I, LLC ("Mervyns I"), Acadia Mervyn Investors II, LLC ("Mervyns II") and, in certain instances, directly through Fund II, all on a non-recourse basis. These investments comprise and are referred to as the Company's Retailer Controlled Property Initiative ("RCP Venture").

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

Following is a table summarizing the general terms and the Operating Partnership's equity interests in the Funds and Mervyns I and II:

Entity	Formation Date	Operating Partnership Share of Capital	Committed Capital (2)	Capital Called as of March 31, 2014 (2)	Equity Interest Held By Operating Partnership	Preferred Return	Capital Returned as of March 31, 2014 (3)
Fund I and Mervyns I (1)	9/2001	22.22%	$90.0	$86.6	37.78%	9%	$86.6
Fund II and Mervyns II (2)	6/2004	20.00%	300.0	300.0	20.00%	8%	84.5
Fund III	5/2007	19.90%	475.0	357.7	19.90%	6%	196.8
Fund IV	5/2012	23.12%	540.6	106.4	23.12%	6%	—
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
(3) Represents the total for the Funds, including the Operating Partnership and noncontrolling interests' shares.

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

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014. The information furnished in the accompanying consolidated financial statements reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the aforementioned consolidated financial statements for the interim periods. These consolidated financial statements should be read in conjunction with the Company's 2013 Annual Report on Form 10-K, as filed with the SEC on February 26, 2014.

Reclassifications

Certain reclassifications have been made to the 2013 financial statements to conform to the 2014 presentation.

Real Estate

The Company reviews its long-lived assets for impairment when there is an event or change in circumstances that indicates that the carrying amount may not be recoverable. The Company measures and records impairment losses and reduces the carrying value of properties when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases where the Company does not expect to recover its carrying costs on properties held for use, the Company reduces its carrying cost to fair value, and for properties held-for-sale, the Company reduces its carrying value to the fair value less costs to dispose. Management does not believe that the carrying values of any of its properties are impaired as of March 31, 2014.

Recent Accounting Pronouncements

During April 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-08, "Presentation of Financial Statements and Property, Plant and Equipment; Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 modifies the requirements for reporting discontinued operations. Under the amendments in ASU 2014-08, the definition of discontinued operation has been modified to only include those disposals of an entity that represent a strategic shift that has (or will have) a major effect on an entity's operations and financial results. ASU 2014-08 shall be applied prospectively for periods beginning on or after December 15, 2014, with early adoption permitted. The Company adopted ASU 2014-08 for the quarter ended March 31, 2014. The Company has adopted this standard on a prospective basis for transactions that have occurred after the adoption date.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

2.	EARNINGS PER COMMON SHARE

Basic earnings per Common Share is computed by dividing net income attributable to Common Shareholders by the weighted average Common Shares outstanding. At March 31, 2014, the Company has unvested LTIP Units (Note 13) which provide for non-forfeitable rights to dividend equivalent payments. Accordingly, these unvested LTIP Units are considered participating securities and are included in the computation of basic earnings per Common Share pursuant to the two-class method.

Diluted earnings per Common Share reflects the potential dilution of the conversion of obligations and the assumed exercises of securities including the effects of restricted share unit ("Restricted Share Units") and share option awards issued under the Company's Share Incentive Plans (Note 13). The effect of the assumed conversion of 188 Series A Preferred OP Units into 25,067 Common Shares would be dilutive and therefore are included in the computation of diluted earnings per share for the three months ended March 31, 2014. The effect of the assumed conversion of 188 Series A Preferred OP Units into 25,067 Common Shares would be anti-dilutive and are therefore not included in the computation of diluted earnings per share for the three months ended March 31, 2013.

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

The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the periods indicated:

	Three Months Ended
	March 31,
(dollars in thousands, except per share amounts)	2014	2013
Numerator
Income from continuing operations	$21,595	$9,590
Less: net income attributable to participating securities	392	172
Income from continuing operations, net of income attributable to participating securities	21,203	9,418

Denominator
Weighted average shares for basic earnings per share	55,953	53,437
Effect of dilutive securities:
Employee Restricted Share Units and share options	40	60
Convertible Preferred OP Units	25	—
Denominator for diluted earnings per share	56,018	53,497

Basic earnings per Common Share from continuing operations attributable to Common Shareholders	$0.38	$0.18
Diluted earnings per Common Share from continuing operations attributable to Common Shareholders	$0.38	$0.18

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

3.	SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS

During the first quarter 2014, the Company issued 1.1 million Common Shares under its at-the-market ("ATM") program, generating gross proceeds of $27.8 million and net proceeds of $27.5 million.

The net proceeds from the Company's ATM equity programs have been, and will be, used by the Company primarily to fund acquisitions directly in the Core Portfolio and through its capital contributions to the Funds.

Noncontrolling interests represent the portion of equity in entities consolidated in the accompanying consolidated financial statements that the Company does not own. Such noncontrolling interests are reported on the Consolidated Balance Sheets within equity, separately from shareholders' equity and include third party interests in the Company’s Funds and other entities. It also includes interests in the Operating Partnership which represent (i) the limited partners’ 1,457,467 Common OP Units at both March 31, 2014 and December 31, 2013; (ii) 188 Series A Preferred OP Units at March 31, 2014 and December 31, 2013; and (iii) 738,367 and 496,047 LTIP Units at March 31, 2014 and December 31, 2013, respectively.

4.	ACQUISITION OF REAL ESTATE AND DISCONTINUED OPERATIONS

Acquisitions

During 2014, the Company acquired the following properties through its Core Portfolio and Fund IV as follows:

Core Portfolio

(dollars in millions)
Property	GLA	Percent Owned	Type	Month of Acquisition	Purchase Price	Location
11 E Walton	6,738	100%	Street Retail	January	$44.0	Chicago, IL
61 Main Street	3,400	100%	Street Retail	February	7.3	Westport, CT
865 W North Avenue	16,000	100%	Street Retail	March	14.8	Chicago, IL
252-256 Greenwich Avenue	9,172	100%	Street Retail	March	24.5	Greenwich, CT
Total	35,310				$90.6

The Company expensed $0.7 million of acquisition costs for the three months ended March 31, 2014 related to the Core Portfolio.

Fund IV

(dollars in millions)
Property	GLA	Percent Owned	Type	Month of Acquisition	Purchase Price	Location
Broughton Street Portfolio	55,565	50%	Street Retail	March	$4.9	Savannah, GA
Total	55,565				$4.9

The Company expensed $0.4 million of acquisition costs for the three months ended March 31, 2014 related to Fund IV.

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

The following table summarizes the Company's preliminary allocations of the purchase prices of assets acquired and liabilities assumed during 2014 which have yet to be finalized:

(dollars in thousands)	Preliminary Purchase Price Allocations
Land	$23,865
Buildings and improvements	71,586
Total consideration	$95,451

During 2013, the Company acquired properties and recorded the preliminary allocations of the purchase prices to the assets acquired based on provisional measurements of fair value. During 2014, the Company finalized the allocations of the purchase prices and made certain measurement period adjustments. The following table summarizes the preliminary allocations of the purchase prices of these properties as recorded as of December 31, 2013, and the finalized allocations as adjusted as of March 31, 2014:

(dollars in thousands)	Purchase Price Allocations as Originally Reported	Adjustments	Finalized Purchase Price Allocations
Land	$22,182	$(605)	$21,577
Buildings and improvements	84,061	(7,514)	76,547
Acquisition-related intangible assets (in Acquired lease intangibles, net)	—	9,092	9,092
Acquisition-related intangible liabilities (in Acquired lease intangibles, net)	—	(973)	(973)
Total consideration	$106,243	$—	$106,243

Dispositions

During March 2014, the Company's Walnut Hill property, which was subject to $22.9 million of non-recourse debt was foreclosed upon by the lender, resulting in a $12.4 million gain.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

4.    ACQUISITION OF REAL ESTATE AND DISCONTINUED OPERATIONS (continued)

Discontinued Operations

Prior to the Company's adoption of ASU 2014-08, it reported properties held for sale or sold during the periods presented as discontinued operations. The results of discontinued operations are reflected as a separate component within the accompanying Consolidated Balance Sheets and Consolidated Statements of Income for all periods presented. As of March 31, 2014, one of the properties within the Funds was held for sale and, as it was previously reported as a discontinued operation, is reflected as such.

The combined assets and liabilities and the results of operations of the properties classified as discontinued operations are summarized for each period presented as follows:

(dollars in thousands)
BALANCE SHEETS	March 31, 2014	December 31, 2013
ASSETS
Net real estate	$18,048	$17,991
Rents receivable, net	33	565
Deferred charges, net	38	38
Prepaid expenses and other assets	243	1,840
Total assets of discontinued operations	$18,362	$20,434
LIABILITIES
Accounts payable and accrued expenses	$104	$1,473
Other liabilities	2	1,034
Total liabilities of discontinued operations	$106	$2,507

Three Months Ended
(dollars in thousands)	March 31,
STATEMENT OF INCOME	2013
Total revenues	$6,180
Total expenses	4,556
Operating income	1,624
Income from discontinued operations attributable to noncontrolling interests	(1,591)
Income from discontinued operations attributable to Common Shareholders	$33

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

5.	INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

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

Funds

RCP Venture

The Funds, together with two unaffiliated partners formed an investment group, the RCP Venture, for the purpose of making investments in surplus or underutilized properties owned by retailers and, in some instances, the retailers' operating company. The RCP Venture is neither a single entity nor a specific investment and the Company has no control or rights with respect to the formation and operation of these investments. The Company has made these investments through its subsidiaries, Mervyns I, Mervyns II and Fund II, (together the "Acadia Investors"), all on a non-recourse basis. Through March 31, 2014, the Acadia Investors have made investments in Mervyns Department Stores ("Mervyns") and Albertsons including additional investments in locations that are separate from these original investments ("Add-On Investments"). Additionally, they have invested in Shopko, Marsh and Rex Stores Corporation (collectively "Other RCP Investments"). The Company accounts for its investments in Mervyns and Albertsons on the equity method as it has the ability to exercise significant influence, but does not have any rights with respect to financial or operating control. The Company accounts for its investments in its Add-On Investments and Other RCP Investments on the cost method as it does not have any influence over such entities' operating and financial policies nor any rights with respect to the control and operation of these entities. During the three months ended March 31, 2014, the Company received distributions from Rex Stores of $1.2 million of which the Operating Partnership's share was $0.2 million.

The following table summarizes activity related to the RCP Venture investments from inception through March 31, 2014:

(dollars in thousands)		Investment Group Share		Operating Partnership Share
Investment	Year Acquired	Invested Capital and Advances	Distributions	Invested Capital and Advances	Distributions
Mervyns	2004	$26,058	$46,916	$4,901	$11,451
Mervyns Add-On investments	2005/2008	7,547	5,935	1,252	1,321
Albertsons	2006	20,717	81,594	4,239	16,318
Albertsons Add-On investments	2006/2007	2,416	4,864	388	972
Shopko	2006	1,108	2,460	222	492
Marsh and Add-On investments	2006/2008	2,667	2,639	533	528
Rex Stores	2007	2,701	1,956	535	392
		$63,214	$146,364	$12,070	$31,474

Other Fund Investments

During the first quarter of 2014, Fund IV, entered into a joint venture ("Broughton Street Portfolio") with an unaffiliated entity, to acquire and operate properties located in Savannah, Georgia. Fund IV invested $6.3 million of equity and made a loan commitment of up to $29.4 million of which $15.3 million was funded to the joint venture as of March 31, 2014. As of March 31, 2014, the joint venture had acquired four properties for an aggregate purchase price of $4.9 million.

The unaffiliated partners for Fund II's investment in Albee Tower I Owners, Fund III's investments in Lincoln Road, Parkway Crossing, Arundel Plaza and the White City Shopping Center as well as Fund IV's investments in Lincoln Road, 1701 Belmont Avenue, 2819 Kennedy Boulevard, Promenade at Manassas and the Broughton Street Portfolio maintain control over these entities. The Company accounts for these investments under the equity method as it has the ability to exercise significant influence, but does not have any rights with respect to financial or operating control.

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

Summary of Investments in Unconsolidated Affiliates

The following Combined and Condensed Balance Sheets and Statements of Income, summarize the financial information of the Company’s investments in unconsolidated affiliates:

(dollars in thousands)	March 31, 2014	December 31, 2013
Combined and Condensed Balance Sheets
Assets
Rental property, net	$385,592	$380,268
Real estate under development	30,187	5,573
Investment in unconsolidated affiliates	21,394	63,745
Other assets	67,570	66,895
Total assets	$504,743	$516,481
Liabilities and partners’ equity
Mortgage notes payable	$299,210	$265,982
Other liabilities	46,143	43,733
Partners’ equity	159,390	206,766
Total liabilities and partners’ equity	$504,743	$516,481
Company’s investment in and advances to unconsolidated affiliates	$178,068	$181,322
Company's share of distributions in excess of income from, and investments in, unconsolidated affiliates	$(8,670)	$(8,701)

	Three Months Ended
(dollars in thousands)	March 31, 2014	March 31, 2013
Combined and Condensed Statements of Income
Total revenues	$12,105	$10,999
Operating and other expenses	(3,815)	(4,281)
Interest and other finance expense	(2,524)	(2,031)
Equity in losses of unconsolidated affiliates	(328)	(711)
Depreciation and amortization	(2,706)	(2,081)
Loss on debt extinguishment	(187)	—
Net income	$2,545	$1,895

Company’s share of net income	$3,127	$2,348
Amortization of excess investment	(98)	(98)
Company’s equity in earnings of unconsolidated affiliates	$3,029	$2,250

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

6.	NOTES RECEIVABLE AND PREFERRED EQUITY INVESTMENTS, NET

As of March 31, 2014, the Company’s notes receivable, net, aggregated $119.6 million, and were collateralized either by the underlying properties, the borrowers' ownership interests in the entities that own the properties and/or by the borrowers' personal guarantee subject, as applicable, to senior liens, as follows:

(dollars in thousands)
Note description	Effective interest rate (1)	First Priority liens	Net Carrying Amounts of Notes Receivable as of March 31, 2014	Net Carrying Amounts of Notes Receivable as of December 31, 2013	Maturity date
First Mortgage Loan	8.0%	—	$—	$6,400	Demand
Mezzanine Loan [2]	10.0%	89,566	9,089	9,089	Demand
First Mortgage Loan	11.0%	—	42,000	42,000	Demand
Zero Coupon Loan [3]	24.0%	166,200	4,570	4,431	1/3/2016
Mezzanine Loan	15.0%	—	30,879	30,879	11/9/2020
Mezzanine Loan [4]	15.0%	17,298	3,834	3,834	Upon Capital Event
Mezzanine Loan	8.1%	—	13,000	13,000	9/1/2017
Construction Loan	7.0%	—	12,000	12,000	1/1/2015
Individually less than 3% [5]	2.8% to 12.0%	20,855	4,267	5,023	12/31/14 to Capital Event
Total			$119,639	$126,656
Notes:

(1) The effective interest rate includes origination and exit fees
(2) Comprised of three cross-collateralized loans from one borrower, which are non-performing
(3) The principal balance for this accrual only loan is increased by the interest accrued
(4) Non-performing loan
(5) Consists of three loans, one of which is non-performing with a face value of $3.0 million, of which $2.0 million has been reserved

During January 2014, the Company received a repayment of $6.4 million, representing the full principal amount on a note receivable.

During January 2014, the Company also received a payment of $1.4 million for a mezzanine loan with a face value of $3.5 million and a carrying value, net of reserves, of $0.7 million. The Company recognized income of approximately $0.7 million relating to the payoff, which is included in Other income on the accompanying 2014 Consolidated Statement of Income.

The Company monitors the credit quality of its notes receivable on an ongoing basis and considers indicators of credit quality such as loan payment activity, the estimated fair value of the underlying collateral, the seniority of the Company's loan in relation to other debt secured by the collateral and the prospects of the borrower. As of March 31, 2014, the Company held five non-performing notes aggregating $15.9 million for which payment was delinquent. Based primarily on the indicators noted above, the Company has established a reserve of $2.0 million as of March 31, 2014 related to these notes. The following table reconciles the allowance for notes receivable from December 31, 2013 to March 31, 2014:

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

6.	NOTES RECEIVABLE AND PREFERRED EQUITY INVESTMENTS, NET (continued)

(dollars in thousands)	Allowance for Notes Receivable
Balance at December 31, 2013	$3,681
Additional reserves	—
Recoveries	(1,688)
Charge-offs and reclassifications	—
Balance at March 31, 2014	$1,993

7.	DERIVATIVE FINANCIAL INSTRUMENTS

As of March 31, 2014, the Company's derivative financial instruments consisted of 11 interest rate swaps with an aggregate notional value of $178.0 million, which effectively fix LIBOR at rates ranging from 0.70% to 3.77% and mature between May 2015 and April 2023. The Company also has four derivative financial instruments with a notional value of $140.4 million which cap LIBOR at rates ranging from 3.0% to 4.3% and mature between July 2015 and April 2018. The fair value of these derivative instruments, included in Other liabilities in the Consolidated Balance Sheets, totaled $2.5 million and $2.0 million at March 31, 2014 and December 31, 2013, respectively. The fair value of these derivative instruments, included in Prepaid expenses and other assets in the Consolidated Balance Sheets, totaled $2.0 million and $3.1 million at March 31, 2014 and December 31, 2013, respectively. The notional value does not represent exposure to credit, interest rate, or market risks.

These derivative instruments have been designated as cash flow hedges and hedge the future cash outflows of variable-rate interest payments on mortgage debt. Such instruments are reported at the fair value stated above. As of March 31, 2014 and December 31, 2013, unrealized (losses) and income totaling $(0.4) million and $1.1 million, respectively, were reflected in Accumulated other comprehensive (loss) income on the Consolidated Balance Sheets.

As of March 31, 2014 and December 31, 2013, no derivatives were designated as fair value hedges, hedges of net investments in foreign operations or considered to be ineffective. Additionally, the Company does not use derivatives for trading or speculative purposes.

8.	MORTGAGE AND OTHER NOTES PAYABLE

The Company completed the following transactions related to mortgage and other notes payable and credit facilities during the three months ended March 31, 2014:

During the three months ended March 31, 2014, the Company borrowed $15.0 million on its unsecured credit facility.

During January 2014, the Company drew the remaining $1.5 million on its loan collateralized by a property. The loan bears interest at LIBOR plus 225 basis points and matures on November 10, 2015.

During January 2014, the Company borrowed $45.0 million on its loan collateralized by a property. The loan bears interest at LIBOR plus 165 basis points and matures on June 28, 2018.

During February 2014, the Company refinanced a $20.9 million loan collateralized by a property, bearing interest at LIBOR plus 225 basis points, with a new $24.5 million loan. The new loan bears interest at LIBOR plus 155 basis points and matures on February 28, 2016. In connection with this refinancing, the Company expensed $0.2 million in unamortized loan costs relating to the original loan.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

8.	MORTGAGE AND OTHER NOTES PAYABLE (continued)

During February 2014, the Company borrowed $21.6 million on its Fund IV subscription line. In March 2014, the Company paid down $16.7 million. The outstanding balance under this facility is $73.7 million as of March 31, 2014.

During March 2014, the Company closed on two loans aggregating $9.0 million that are collateralized by a property. The loans bear interest at a blended rate of LIBOR plus 188 basis points and mature on March 7, 2017, and each have two one-year extension options.

During March 2014, the Company closed on a $12.6 million loan collateralized by a property. The loan bears interest at LIBOR plus 170 basis points and matures on February 20, 2019.

As of March 31, 2014, $198.5 million of funds have been released under the Company's EB-5 loan relating to its City Point project into a restricted cash account. $103.8 million has been drawn to fund construction activities, with $94.7 million remaining in the restricted cash account at March 31, 2014.

9.	CONVERTIBLE NOTES PAYABLE

In December 2006 and January 2007, the Company issued convertible notes totaling $115.0 million that have a fixed interest rate of 3.75% and are due in 2026 (the "Convertible Notes"). The Convertible Notes were issued at par and require interest payments semi-annually in arrears on June 15th and December 15th of each year. The Convertible Notes are unsecured obligations and rank equally with all other unsecured and unsubordinated indebtedness. The Convertible Notes have an effective interest rate of 6.03%, after giving effect to the accounting treatment required by ASC Topic 470-20, "Debt with Conversion and Other Options." Holders of the Convertible Notes may require the Company to repurchase the Convertible Notes at par on December 15, 2016 and December 15, 2021. Through March 31, 2014, the Company had re-purchased $114.6 million in principal amount of its Convertible Notes, and the remaining outstanding balance is $0.4 million.

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

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2014:

(dollars in thousands)	Level 1	Level 2	Level 3
Assets
Derivative financial instruments (Note 7)	$—	$2,041	$—
Liabilities
Derivative financial instruments (Note 7)	$—	$2,532	$—

In addition to items that are measured at fair value on a recurring basis, the Company also has assets and liabilities on its consolidated balance sheet that are measured at fair value on a nonrecurring basis. As these assets and liabilities are not measured at fair value on a recurring basis, they are not included in the table above. Assets and liabilities that are measured at fair value on a nonrecurring basis include assets acquired and liabilities assumed in business combinations (Note 4).

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

The Company has determined the estimated fair values of the following financial instruments within Level 2 of the hierarchy by discounting future cash flows utilizing a discount rate equivalent to the rate at which similar financial instruments would be originated at the reporting date:

(dollars in thousands)	March 31, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Notes Receivable and Preferred Equity Investments	$119,639	$119,639	$126,656	$126,656
Mortgage, Convertible Notes and Other Notes Payable	$1,108,684	$1,126,650	$1,039,997	$1,056,457

11.	RELATED PARTY TRANSACTIONS

The Company earned property management fees, construction, legal and leasing fees from its investments in unconsolidated affiliates totaling $0.01 million for the three months ended March 31, 2013.

Lee Wielansky, the Lead Trustee of the Company, was paid a consulting fee of $25,000 for the three months ended March 31, 2013. The consulting agreement was terminated as of December 31, 2013.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

12.	SEGMENT REPORTING

The Company has three reportable segments: Core Portfolio, Funds and Structured Financing. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates property performance primarily based on net operating income before depreciation, amortization and certain nonrecurring items. Investments in the Core Portfolio are typically held long-term. Given the contemplated finite life of the Funds, these investments are typically held for shorter terms. Fees earned by the Company as the general partner/managing member of the Funds are eliminated in the Company's consolidated financial statements. The following tables set forth certain segment information for the Company, reclassified for discontinued operations, as of and for the three months ended March 31, 2014 and 2013 and does not include unconsolidated affiliates:

Three Months Ended March 31, 2014

(dollars in thousands)	Core Portfolio	Funds	Structured Financing	Total
Revenues	$30,149	$12,642	$3,894	$46,685
Property operating expenses, other operating and real estate taxes	(7,906)	(5,575)	—	(13,481)
General and administrative expenses	(6,413)	(483)	—	(6,896)
Depreciation and amortization	(8,333)	(3,254)	—	(11,587)
Operating income	7,497	3,330	3,894	14,721
Equity in earnings of unconsolidated affiliates	95	2,934	—	3,029
Loss on debt extinguishment	—	(203)	—	(203)
Gain on disposition of property	12,387	—	—	12,387
Interest and other finance expense	(7,200)	(3,451)	—	(10,651)
Income tax provision	(104)	(64)	—	(168)
Income from continuing operations	12,675	2,546	3,894	19,115
Noncontrolling interests
(Income) loss from continuing operations	(419)	2,899	—	2,480
Net income attributable to Common Shareholders	$12,256	$5,445	$3,894	$21,595

Real Estate at Cost	$1,128,790	$794,120	$—	$1,922,910
Total Assets	$1,101,385	$1,124,838	$119,639	$2,345,862
Acquisition of Real Estate	$90,500	$—	$—	$90,500
Investment in Redevelopment and Improvements	$1,428	$36,077	$—	$37,505

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

12.	SEGMENT REPORTING (continued)

Three Months Ended March 31, 2013

(dollars in thousands)	Core Portfolio	Funds	Structured Financing	Total
Revenues	$26,478	$12,913	$2,898	$42,289
Property operating expenses, other operating and real estate taxes	(6,873)	(4,110)	—	(10,983)
General and administrative expenses	(5,481)	(145)	—	(5,626)
Depreciation and amortization	(6,389)	(2,840)	—	(9,229)
Operating income	7,735	5,818	2,898	16,451
Equity in (losses) earnings of unconsolidated affiliates	(5)	2,255	—	2,250
Interest and other finance expense	(6,157)	(3,128)	—	(9,285)
Income tax benefit	92	47	—	139
Income from continuing operations	1,665	4,992	2,898	9,555
Discontinued operations
Operating income from discontinued operations	101	1,523	—	1,624
Net income	1,766	6,515	2,898	11,179
Noncontrolling interests
Loss (income) from continuing operations	304	(269)	—	35
Income from discontinued operations	(40)	(1,551)	—	(1,591)
Net loss (income) attributable to noncontrolling interests	264	(1,820)	—	(1,556)
Net income attributable to Common Shareholders	2,030	4,695	2,898	9,623

Real Estate at Cost	$956,647	$586,643	$—	$1,543,290
Total Assets	$1,075,253	$1,115,249	$105,367	$2,295,869
Acquisition of Real Estate	$86,600	$—	$—	$86,600
Investment in Redevelopment and Improvements	$456	$17,485	$—	$17,941

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

13.	LONG-TERM INCENTIVE COMPENSATION

On February 28, 2014, the Company issued a total of 326,230 LTIP Units and 918 Restricted Share Units to officers of the Company and 10,527 Restricted Share Units to other employees of the Company pursuant to its Amended and Restated 2006 Share Incentive Plan (the "Share Incentive Plan"). Vesting with respect to these awards is generally recognized ratably over the five annual anniversaries following the issuance date. Vesting with respect to 16% of the awards issued to officers is also generally subject to achieving certain Company performance measures. Unvested LTIP Units provide for non-forfeitable rights to dividend equivalent payments (Note 2).

On March 31, 2014 , the Company entered into an Amended and Restated Employment Agreement with Kenneth Bernstein, Chief Executive Officer, and issued an additional 114,198 LTIP Units which are subject to a five-year vesting period.

These awards were measured at their fair value as if they were vested on the grant date. Fair value was established as the market price of the Company's Common Shares as of the close of trading on the day preceding the grant date. The total value of the above Restricted Share Units and LTIP Units as of their respective grant dates was $11.9 million, of which $0.5 million was recognized as compensation expense in 2013, and $11.4 million will be recognized as compensation expense over the vesting period. Compensation expense of $0.4 million has been recognized in the accompanying consolidated statements of income related to these awards for the three months ended March 31, 2014.

Total long-term incentive compensation expense, including the expense related to the above-mentioned plans, was $1.4 million and $1.3 million for the three months ended March 31, 2014 and 2013, respectively.

In 2009, the Company adopted the Long Term Investment Alignment Program (the "Program") pursuant to which the Company may award units primarily to senior executives which would entitle them to receive up to 25% of any future Fund III Promote or Fund IV Promote when and if such Promotes are ultimately realized. The Company has awarded all of the units under the Program related to the Fund III Promote and 10% of the units related to the Fund IV Promote. These units were determined to have no value at issuance or as of March 31, 2014. In accordance with ASC Topic 718, "Compensation - Stock Compensation," compensation relating to these awards will be recorded based on the change in the estimated fair value at each reporting period.

14.    SUBSEQUENT EVENTS

During April 2014, Fund III completed the disposition of its Sheepshead Bay property located in Brooklyn, New York, for a sales price of $20.2 million.

During April 2014, Fund IV completed the acquisition of eight additional properties in its Broughton Street Portfolio for an aggregate purchase price of $13.8 million.

During April 2014, the Company completed the acquisition of the retail condominium units in 152-154 Spring Street, located in Manhattan, New York, for a purchase price of $38.0 million. In consideration for this investment, the Company canceled $38.0 million of a $42.0 million note receivable from the sellers. Simultaneously with this transaction, the Company sold a 10% interest in this investment for $3.8 million.

During April 2014, the Company issued a $13.0 million note receivable collateralized by a property. This loan has an effective interest rate of 12.7% and matures October 3, 2015.

During April 2014, the Company received the full payment on two outstanding non-performing notes receivable as well as all accrued interest. The $10.3 million payment consisted of $6.8 million in principal and $3.5 million in accrued interest. The notes had an aggregate carrying value at March 31, 2014 of $4.8 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is based on our consolidated financial statements as of March 31, 2014 and 2013 and for each of the three months then ended. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto ("Notes to Consolidated Financial Statements").

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results performance or achievements expressed or implied by such forward-looking statements. Such factors are set forth under the heading "Item 1A. Risk Factors" in our Form 10-K for the year ended December 31, 2013 (our "2013 Form 10-K") and include, among others, the following: general economic and business conditions, including the current post-recessionary period, which will, among other things, affect demand for rental space, the availability and creditworthiness of prospective tenants, lease rents and the availability of financing; adverse changes in our real estate markets, including, among other things, competition with other companies; risks of real estate development, acquisition and investment; risks related to our use of leverage; demands placed on our resources due to the growth of our business; risks related to operating through a partnership structure; our limited control over joint venture investments; the risk of loss of key members of management; uninsured losses; REIT distribution requirements and ownership limitations; concentration of ownership by certain institutional investors; governmental actions and initiatives; and environmental/safety requirements. Except as required by law, we do not undertake any obligation to update or revise any forward-looking statements contained in this Form 10-Q.

OVERVIEW

Our primary business objective is to acquire and manage commercial retail properties that will provide cash for distributions to shareholders while also creating the potential for capital appreciation to enhance investor returns. We focus on the following fundamentals to achieve this objective:

•
Own and operate a Core Portfolio of high-quality retail properties located in key street and urban retail corridors as well as suburban locations within high-barrier-to-entry, supply constrained, densely-populated metropolitan areas and create value through accretive redevelopment and re-anchoring activities coupled with the acquisition of high-quality assets that have the long-term potential to outperform the industry asset class.

•
Generate additional external growth through an opportunistic yet disciplined acquisition program through our Funds. We target transactions with high inherent opportunity for the creation of additional value through:

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

As of March 31, 2014, we operated 119 properties, which we own or have an ownership interest in, within our Core Portfolio and Funds. These properties primarily consist of urban/street retail, dense suburban neighborhood and community shopping centers and mixed-use properties with a strong retail component. The properties we operate are located primarily along the East Coast and in Chicago.

•	Core Portfolio

◦
Our Core Portfolio consists of those properties we either 100% own, or partially own in joint ventures, through the Operating Partnership, or subsidiaries thereof, not including those properties owned through our Funds. There are 80 properties in our Core Portfolio totaling 5.1 million square feet. As of March 31, 2014, the Core Portfolio physical occupancy was 95.6% and leased occupancy, which includes executed leases for which rent has not yet commenced, was 96.8%.

•	Funds

◦	Fund I has three properties totaling 0.1 million square feet.

◦	Fund II has five properties, three of which (representing 0.3 million square feet) are operating, one of which is under construction, and one of which is in the design phase.

◦	Fund III has 16 properties, 12 of which (representing 1.7 million square feet) are operating and four of which are in various stages of redevelopment.

◦	Fund IV has 15 properties, nine of which (representing 0.7 million square feet) are operating and six of which are in the design phase.

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

CRITICAL ACCOUNTING POLICIES

Management's discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no material changes to the items that we disclosed as our critical accounting policies under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in our 2013 Form 10-K, with the exception of the early adoption of ASU 2014-08.

RESULTS OF OPERATIONS
A discussion of the significant variances and primary factors contributing thereto within our results of operations are addressed below. Where there were no significant variances from period to period, the information in the following tables is presented without further discussion:

Comparison of the three months ended March 31, 2014 ("2014") to the three months ended March 31, 2013 ("2013")

(dollars in millions)	2014			2013
Revenues	Core Portfolio	Funds	Structured Financing	Core Portfolio	Funds	Structured Financing
Rental income	$24.3	$9.5	$—	$20.8	$8.0	$—
Interest income	—	—	3.2	—	—	2.9
Expense reimbursements	5.8	3.0	—	5.0	2.3	—
Other	0.1	0.1	0.7	0.7	2.6	—
Total revenues	$30.2	$12.6	$3.9	$26.5	$12.9	$2.9

Rental income in the Core Portfolio increased $3.5 million primarily as a result of additional rents of (i) $2.3 million following the acquisitions of 664 North Michigan Avenue, 8-12 East Walton, 3200-3204 M Street, 868 Broadway, 313-315 Bowery, and 120 West Broadway ("2013 Core Acquisitions"), (ii) $0.5 million following the acquisitions of 11 East Walton, 61 Main Street, and

865 W. North Avenue. ("2014 Core Acquisitions") and (iii) $0.7 million as a result of leasing activities within the Core Portfolio. Rental income in the Funds increased $1.5 million primarily as a result of additional rents from the acquisitions of Paramus Plaza, 1151 Third Avenue, Lake Montclair, and 938 West North Avenue ("2013 Fund Acquisitions"). Other income in the Funds decreased by $2.5 million primarily as a result of the collection of a note receivable during 2013, which had been previously written off. Other income in Structured Financing increased $0.7 million as a result of the collection of a note that had been reserved prior to 2014.

(dollars in millions)	2014			2013
Operating Expenses	Core Portfolio	Funds	Structured Financing	Core Portfolio	Funds	Structured Financing
Property operating	$4.0	$3.1	$—	$3.0	$1.5	$—
Other operating	0.5	0.2	—	0.7	0.8	—
Real estate taxes	3.4	2.3	—	3.2	1.8	—
General and administrative	6.4	0.5	—	5.5	0.1	—
Depreciation and amortization	8.3	3.3	—	6.4	2.8	—
Total operating expenses	$22.6	$9.4	$—	$18.8	$7.0	$—

Property operating expenses in the Core Portfolio increased $1.0 million primarily as a result of the 2013 and 2014 Core Acquisitions, as well as increased snow related expenses during 2014. Property operating expenses in the Funds increased $1.6 million primarily as a result of the 2013 Fund Acquisitions, and increased snow related expenses during 2014.

Depreciation and amortization in the Core Portfolio increased $1.9 million primarily as a result of the 2013 and 2014 Core Acquisitions.

(dollars in millions)	2014			2013
Other	Core Portfolio	Funds	Structured Financing	Core Portfolio	Funds	Structured Financing
Equity in earnings of unconsolidated affiliates	$0.1	$2.9	$—	$—	$2.3	$—
Loss on debt extinguishment	—	(0.2)	—	—	—	—
Gain on disposition of property	12.4	—	—	—	—	—
Interest and other finance expense	(7.2)	(3.5)	—	(6.2)	(3.1)	—
Income tax benefit (provision)	(0.1)	(0.1)	—	0.1	—	—
Income from discontinued operations	—	—	—	0.1	1.5	—
Net loss (income) attributable to noncontrolling interests -
- Continuing operations	(0.4)	2.9	—	0.3	(0.3)	—
- Discontinued operations	—	—	—	—	(1.6)	—

Gain on disposition of property in the Core Portfolio represents the gain on the foreclosure of the Walnut Hill Plaza (See Note 4).

Interest expense in the Core Portfolio increased $1.0 million. $1.8 million related to higher average outstanding borrowings. This was offset by lower average interest rates during 2014.

Income from discontinued operations represents activity related to properties sold during 2013.

Net loss (income) attributable to noncontrolling interests - Continuing operations and Discontinued operations primarily represents the noncontrolling interests' share of all the Funds' variances discussed above.

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

Net Property Operating Income

NOI is determined as follows:

(dollars in millions)
Reconciliation of Consolidated Operating Income to NOI - Core Portfolio
	Three Months Ended March 31,
	2014	2013
Consolidated Operating Income	$14.7	$16.5
Add back:
General and administrative	6.9	5.6
Depreciation and amortization	11.6	9.2
Less:
Interest income	(3.2)	(2.9)
Straight-line rent and other adjustments	(1.7)	2.9
Consolidated NOI	28.3	31.3
Noncontrolling interest in consolidated NOI	(8.6)	(13.0)
Less: Operating Partnership's interest in Fund NOI included above	(1.4)	(2.4)
Add: Operating Partnership's share of unconsolidated joint ventures NOI [1]	0.9	0.7
Core Portfolio NOI	$19.2	$16.6

Note:

(1) Does not include the Operating Partnership's share of NOI from unconsolidated joint ventures within the Funds

Same-store NOI includes properties in our Core Portfolio that we owned for both the current and prior periods presented, but excludes those properties which we acquired, sold or expected to sell, and redeveloped during these periods. We define a redevelopment property as an asset that is being repositioned in its market or undergoing significant renovation. Redevelopment activities involve taking a substantial portion of leasable space temporarily out of service and typically include structural work, demising of existing space and/or facade renovation. The following table summarizes same-store NOI for our Core Portfolio for the three months ended March 31, 2014 and 2013:

Reconciliation of Core Portfolio NOI to Same-Store NOI

	Three Months Ended March 31,
(dollars in millions)	2014	2013
Core Portfolio NOI - Continuing Operations	$19.2	$16.6
Less properties excluded from Same-Store NOI	(3.3)	(1.4)
Same-Store NOI	$15.9	$15.2

Percent change from 2013	4.3%

Components of Same-Store NOI
Same-Store Revenues	$21.8	$20.6
Same-Store Operating Expenses	5.9	5.4
Same-Store NOI	$15.9	$15.2

The 4.3% increase in Same Store NOI in the Core Portfolio was primarily attributable to contractual rent increases and occupancy gains.

The following table summarizes rent spreads on both a cash basis and straight-line basis for new and renewal leases based on leases executed within our Core Portfolio during the three months ended March 31, 2014. Cash basis represents a comparison of rent most recently paid on the previous lease as compared to the initial rent paid on the new lease. Straight-line basis represents a comparison of rents as adjusted for contractual escalations, abated rent and lease incentives for the same comparable leases.

Rent Spreads on New and Renewal Leases - Core Portfolio
	Three Months Ended
	March 31, 2014
Core Portfolio New and Renewal Leases	Cash Basis	Straight-Line Basis (GAAP)
Number of new and renewal leases executed	6	6
Gross leasable area	23,939	23,939
New average base rent	$67.78	$77.54
Expiring average base rent	$39.02	$38.69
Percent growth in average base rent	73.7%	100.4%
Average cost per square foot (1)	$129.89	$129.89
Weighted average lease term (years)	9.7	9.7
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

The reconciliation of net income to FFO for the three months ended March 31, 2014 and 2013 is as follows:

	Three Months Ended
	March 31,
(amounts in millions, except per share amounts)	2014	2013
Funds From Operations
Net income attributable to Common Shareholders	$21.6	$9.6
Depreciation of real estate and amortization of leasing costs (net of noncontrolling interests’ share)
Consolidated affiliates	8.1	6.7
Unconsolidated affiliates	0.7	0.4
Gain on sale (net of noncontrolling interests’ share)
Consolidated affiliates	(12.4)	—
Unconsolidated affiliates	—	—
Impairment of asset	—	—
Income attributable to noncontrolling interests’ in Operating Partnership	0.9	0.1
Funds from operations	$18.9	$16.8
Funds From Operations per Share - Diluted
Weighted average number of Common Shares and OP Units	58.4	54.5
Diluted funds from operations, per share	$0.32	$0.31

USES OF LIQUIDITY

Our principal uses of liquidity are (i) distributions to our shareholders and OP unit holders, (ii) investments which include the funding of our capital committed to the Funds and property acquisitions and redevelopment/re-tenanting activities within our Core Portfolio, (iii) distributions to our Fund investors and (iv) debt service and loan repayments.

Distributions

In order to qualify as a REIT for Federal income tax purposes, we must currently distribute at least 90% of our taxable income to our shareholders. For the three months ended March 31, 2014, we paid dividends and distributions on our Common Shares, Common OP Units and LTIP Unit holders totaling $13.4 million, which were funded from the Operating Partnership's share of operating cash flow.

In addition, distributions of $25.4 million were made to noncontrolling interests in Fund III during the three months ended March 31, 2014. Of this, $1.9 million was made from operating cash flows and $23.5 million resulted from financing proceeds.

Distributions to other noncontrolling interests within Fund joint ventures totaled $7.0 million for the three months ended March 31, 2014, which were primarily the result of refinancing proceeds at Fund IV's Paramus Plaza investment.

Investments

Core Portfolio

Through April 30, 2014, we acquired five properties for an aggregate $128.5 million. See Note 4 to the Notes to Consolidated Financial Statements for a discussion of these investments.

Our Core Portfolio redevelopment and re-anchoring programs focus on selecting well-located street retail locations and dense suburban shopping centers and creating significant value through re-tenanting and property redevelopment. During 2013, we initiated the re-anchoring of a former A&P supermarket location in the New York City metropolitan area. Costs associated with this redevelopment aggregated $6.6 million through March 31, 2014. Costs for the remainder of the space are estimated to range between $3.5 million and $5.0 million.

Structured Financings

Through April 30, 2014, we made one note receivable investment for $13.0 million. See Note 6 to the Notes to Consolidated Financial Statements for an overview of our notes receivable.

Funds

During the first quarter of 2014, Fund IV entered into a joint venture agreement with an unaffiliated partner to acquire a 50% interest in a portfolio of properties in Savannah, Georgia ("Broughton Street Portfolio"). Fund IV contributed $6.3 million of equity into the joint venture and has also made a loan commitment to the joint venture for up to $29.4 million, $15.3 million of which has been funded through April 30, 2014. See Note 4 to the Notes to Consolidated Financial Statements for further details on the acquisitions made as of March 31, 2014.

As part of our Fund strategy, we invest in real estate assets that require significant redevelopment. As of March 31, 2014, we had eight redevelopment projects, one of which is under construction and seven of which are in various stages of development as follows:

(dollars in millions)
Property	Owner	Costs to date	Anticipated additional costs (1)	Status	Square feet upon completion	Anticipated completion dates
City Point	Fund II	$279.2	$0.8 - $30.8	Construction commenced	675,000	2015
Sherman Plaza	Fund II	35.0	TBD	Pre-construction	TBD	TBD
723 N. Lincoln Lane	Fund III	6.7	TBD	Pre-construction	TBD	TBD
Cortlandt Crossing	Fund III	12.5	34.5 - 43.5	Pre-construction	150,000 - 170,000	2016
3104 M Street NW	Fund III	3.1	3.9 - 5.4	Pre-construction	10,000	TBD
Broad Hollow Commons	Fund III	13.7	36.3 - 46.3	Pre-construction	180,000 - 200,000	2016
210 Bowery	Fund IV	7.8	3.7 - 4.2	Pre-construction	10,000	2015
Broughton Street Portfolio	Fund IV	5.2	TBD	Pre-construction	TBD	TBD
Total		$363.2

Notes:

TBD - To be determined

(1) Anticipated additional costs are estimated ranges for completing the projects and include costs for tenant improvements and leasing commissions.

Share Repurchase

We have an existing share repurchase program that authorizes management, at its discretion, to repurchase up to $20.0 million of our outstanding Common Shares. The program may be discontinued or extended at any time and there is no assurance that we will purchase the full amount authorized. Under this program we have repurchased 2.1 million Common Shares, none of which were repurchased after December 2001. As of March 31, 2014, management has remaining authority to repurchase up to approximately $7.5 million of our outstanding Common Shares under this program.

SOURCES OF LIQUIDITY

Our principal sources of liquidity include (i) the issuance of both public equity and OP Units, (ii) the issuance of both secured and unsecured debt, (iii) unfunded capital commitments from noncontrolling interests within our Funds III and IV of $94.0 million and $333.8 million, respectively, (iv) future sales of existing properties and (v) cash on hand of $72.8 million as of March 31, 2014 and future cash flows from operating activities.

Issuance of Equity

During April 2012, we filed a shelf registration on Form S-3 providing for offerings of up to a total of $500.0 million of Common Shares, Preferred Shares, debt securities and other securities. As of March 31, 2014, we have remaining capacity under this registration statement to issue up to approximately $81.3 million of these securities.

Through April 30, 2014, we have issued 1.7 million Common Shares under our at-the-market ("ATM") equity program for net proceeds of $44.0 million. See Note 3 in the Notes to Consolidated Financial Statements for additional information related to our ATM equity program.

Fund Capital

During the first three months of 2014, capital contributions received from noncontrolling interests in our Funds totaled $8.7 million. As of March 31, 2014, unfunded capital commitments from noncontrolling interests in our Funds totaled $456.0 million. See Note 1 in the Notes to Consolidated Financial Statements for additional information related to our Fund capital activity.

Asset Sales

During April 2014, we closed on the sale of Fund III's Sheepshead Bay property for $20.2 million.

Structured Financing Repayments

See Note 6 in the Notes to Consolidated Financial Statements, for an overview of our notes receivable and preferred equity investments, and for payments received during the three months ended March 31, 2014.

Debt Financings

During the three months ended March 31, 2014, we received loan proceeds of $91.7 million, net of repayments on loans that were refinanced, on seven debt financings. In addition, we received $1.5 million of loan proceeds which have been deposited in a restricted cash account available to fund future project construction activities. See Note 8 in the Notes to Consolidated Financial Statements for additional information on the transactions related to mortgage loans, bond financing and credit facilities completed during the three months ended March 31, 2014.

As of March 31, 2014, mortgages, convertible notes and other notes payable aggregated $1,107.0 million, net of unamortized premium of $1.7 million, and the mortgages were collateralized by 39 properties and related tenant leases. Interest rates on our outstanding mortgage indebtedness, convertible notes and other notes payable ranged from 1.00% to 7.25% with maturities that ranged from April 2014 to April 2023. Taking into consideration $178.0 million of notional principal under variable to fixed-rate swap agreements currently in effect, $790.2 million of the mortgages, convertible notes and other notes payable, or 71.4%, was fixed at a 5.06% weighted average interest rate and $316.8 million, or 28.6% was floating at a 2.11    % weighted average interest rate as of March 31, 2014. There is $74.4 million of debt maturing in 2014 at a weighted average interest rate of 5.47%. Of this amount, $3.7 million represents scheduled annual amortization. As it relates to the remaining maturities in 2014, we may not have sufficient cash on hand to repay such indebtedness, and, therefore, we expect to refinance at least a portion of this indebtedness or select other alternatives based on market conditions as these loans mature.

The following table sets forth certain information pertaining to our secured and unsecured credit facilities:

(dollars in millions) Borrower	Total amount of credit facility	Amount borrowed as of December 31, 2013	Net borrowings (repayments) during the three months ended March 31, 2014	Amount borrowed as of March 31, 2014	Letters of credit outstanding as of March 31, 2014	Amount available under credit facilities as of March 31, 2014
Acadia Realty, LP (1)	$150.0	$—	$15.0	$15.0	$12.5	$122.5
Fund IV (2)	150.0	68.8	4.9	73.7	—	76.3
Total	$300.0	$68.8	$19.9	$88.7	$12.5	$198.8

Notes:

(1) This is an unsecured revolving credit facility.
(2) The Fund IV revolving subscription line of credit is secured by unfunded investor capital commitments.

The following table summarizes our mortgage and other indebtedness as of March 31, 2014 and December 31, 2013:

(dollars in millions)
Description of Debt and Collateral	3/31/14	12/31/13	Interest Rate at 3/31/14	Maturity	Payment Terms
Mortgage notes payable – variable-rate
Liberty Avenue	$9.0	$9.1	2.91% (LIBOR+2.75%)	4/30/2014	Monthly principal and interest
210 Bowery	4.6	4.6	2.11% (LIBOR+1.95%)	6/1/2014	Interest only monthly
640 Broadway	22.8	22.8	3.11% (LIBOR+2.95%)	7/1/2015	Interest only monthly
Heritage Shops	—	20.9	2.41% (LIBOR+2.25%)	8/10/2015	Interest only monthly
CityPoint	20.7	20.7	3.66% (LIBOR+3.50%)	8/12/2015	Interest only monthly
CityPoint	20.0	20.0	5.16% (LIBOR+5.00%)	8/23/2015	Interest only monthly until 7/14; monthly principal and interest thereafter
Cortlandt Towne Center	84.6	84.7	1.81% (LIBOR+1.65%)	10/26/2015	Monthly principal and interest
New Hyde Park Shopping Center	7.7	6.3	2.41% (LIBOR+2.25%)	11/10/2015	Monthly principal and interest
Nostrand Ave	12.4	12.5	2.81% (LIBOR+2.65%)	2/1/2016	Monthly principal and interest
Heritage Shops	24.5	—	1.71% (LIBOR+1.55%)	2/28/2016	Interest only monthly
Lincoln Park Centre	23.0	23.0	1.61% (LIBOR+1.45%)	12/3/2016	Interest only monthly
654 Broadway	9.0	—	2.04% (LIBOR+1.88%)	3/7/2017	Interest only monthly
161st Street	29.5	29.5	2.66% (LIBOR+2.50%)	4/1/2018	Interest only monthly
664 N. Michigan	45.0	—	1.81% (LIBOR+1.65%)	6/28/2018	Interest only monthly
Term Loan	50.0	50.0	1.56% (LIBOR+1.40%)	11/25/2018	Interest only monthly
Paramus Plaza	12.6	—	1.86% (LIBOR+1.70%)	2/20/2019	Interest only monthly
4401 N White Plains Road	6.2	6.2	2.41% (LIBOR+2.25%)	9/1/2022	Monthly principal and interest
28 Jericho Turnpike	16.1	16.2	2.06% (LIBOR+1.90%)	1/23/2023	Monthly principal and interest
60 Orange Street	8.4	8.5	1.91% (LIBOR+1.75%)	4/3/2023	Monthly principal and interest
Sub-total mortgage notes payable	406.1	335.0
Credit facilities - variable rate:
Unsecured line of credit	15.0	—	1.71% (LIBOR+1.55%)	1/31/2016	Interest only monthly
Fund IV revolving subscription line of credit	73.7	68.8	1.81% (LIBOR+1.65%)	11/20/2015	Interest only monthly
Sub-total credit facilities	88.7	68.8
Interest rate swaps (1)	(178.0)	(179.7)
Total variable-rate debt	316.8	224.1

(dollars in millions)
Description of Debt and Collateral	3/31/14	12/31/13	Interest Rate at 3/31/14	Maturity	Payment Terms
Mortgage notes payable – fixed-rate
Clark Diversey	$4.1	$4.2	6.35%	7/1/2014	Monthly principal and interest
New Loudon Center	13.3	13.4	5.64%	9/6/2014	Monthly principal and interest
City Point	20.0	20.0	7.25%	11/1/2014	Interest only quarterly
Crescent Plaza	16.7	16.7	4.98%	9/6/2015	Monthly principal and interest
Pacesetter Park Shopping Center	11.5	11.5	5.12%	11/6/2015	Monthly principal and interest
Elmwood Park Shopping Center	32.6	32.7	5.53%	1/1/2016	Monthly principal and interest
Chicago Portfolio	15.5	15.6	5.61%	2/1/2016	Monthly principal and interest
The Gateway Shopping Center	19.6	19.7	5.44%	3/1/2016	Monthly principal and interest
340 River Street	10.8	10.9	5.29%	5/1/2016	Monthly principal and interest
Brandywine	166.2	166.2	5.99%	7/1/2016	Interest only monthly
Walnut Hill Plaza	—	22.9	6.06%	10/1/2016	Monthly principal and interest
Rhode Island Shopping Center	16.1	16.2	6.35%	12/1/2016	Monthly principal and interest
239 Greenwich Avenue	26.0	26.0	5.42%	2/11/2017	Interest only monthly
639 W Diversey	4.3	4.3	6.65%	3/1/2017	Monthly principal and interest
Merrillville Plaza	25.8	25.8	5.88%	8/1/2017	Interest only monthly
216th Street	25.5	25.5	5.80%	10/1/2017	Interest only monthly
City Point	198.5	197.0	4.75%	2019 (2)	Interest only monthly
City Point	5.3	5.3	1.00%	8/23/2019	Interest only monthly
Interest rate swaps (1)	178.0	179.7	3.91%
Total fixed-rate debt	789.8	813.6
Unamortized premium	1.7	1.9
Total	$1,108.3	$1,039.6

Notes:

(1) Represents the amount of our variable-rate debt that has been fixed through certain cash flow hedge transactions. See Note 7 to the Notes to Consolidated Financial Statements for a discussion of these transactions.

(2) Maturity date for this loan is 5 years from the approval of the final funds from USCIS, which is currently anticipated to be during 2014. See Note 8 to the Notes to Consolidated Financial Statements for more information relating to this loan.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

At March 31, 2014, maturities on our mortgages, convertible notes and other notes payable ranged from April 2014 to April 2023. In addition, we have non-cancelable ground leases, with terms expiring between 2019 and 2066, at seven of our shopping centers. We also lease space for our corporate headquarters for a term expiring in 2015. The following table summarizes our debt maturities, obligations under non-cancelable operating leases and construction contracts as of March 31, 2014:

(dollars in millions)	Payments due by period
Contractual obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Future debt maturities	$1,107.0	$56.5	$627.2	$193.0	$230.3
Interest obligations on debt	159.1	46.5	66.0	30.3	16.3
Operating lease obligations	34.2	2.8	3.9	5.3	22.2
Construction commitments	125.1	125.1	—	—	—
Total	$1,425.4	$230.9	$697.1	$228.6	$268.8

OFF BALANCE SHEET ARRANGEMENTS

We have investments in the following joint ventures for the purpose of investing in operating properties. We account for these investments using the equity method of accounting. As such, our financial statements reflect our investment in and our share of income and loss from, but not the individual assets and liabilities of, these joint ventures.

See Note 5 of the Notes to Consolidated Financial Statements for a discussion of our unconsolidated investments. Our pro-rata share of debt related to these unconsolidated investments is as follows:

(dollars in millions)	Operating Partnership
Investment	Pro-rata share of mortgage debt	Interest rate at March 31, 2014	Maturity Date
Lincoln Road (Fund III)	$3.7	6.14%	August 2014
Crossroads	28.4	5.37%	December 2014
Parkway Crossing	2.4	2.20%	January 2015
Arundel Plaza	1.6	5.60%	April 2015
Promenade at Manassas	5.7	1.57%	November 2016
White City Shopping Center	9.5	2.60%	December 2017
Lincoln Road (Fund IV)	18.4	1.77%	June 2018
Georgetown Portfolio	9.1	4.72%	December 2027
Total	$78.8

In addition, we have arranged for the provision of two separate letters of credit in connection with certain leases and investments. As of March 31, 2014, there was no outstanding balance under the letters of credit. If the letters of credit were fully drawn, the maximum amount of our exposure would be $12.5 million.

In addition to our derivative financial instruments, one of our unconsolidated affiliates is a party to two separate interest rate LIBOR swaps with a notional value of $28.5 million, which effectively fix the interest rate at 5.56% and expire in December 2017. Our pro-rata share of the fair value of such affiliates' derivative liabilities totaled $1.5 million at March 31, 2014.

HISTORICAL CASH FLOW

The following table compares the historical cash flows for the three months ended March 31, 2014 ("2014") with the cash flow for the three months ended March 31, 2013 ("2013"):

	Three Months Ended March 31,
(dollars in millions)	2014	2013	Change
Net cash provided by operating activities	$22.2	$4.2	$18.0
Net cash used in investing activities	(120.3)	(98.9)	(21.4)
Net cash provided by financing activities	91.7	84.7	7.0
Total	$(6.4)	$(10.0)	$3.6

A discussion of the significant changes in cash flows for 2014 compared to 2013 is as follows:

Operating Activities

The increase of $18.0 million in net cash provided by operating activities primarily resulted from the following:

Items which contributed to an increase in cash from operating activities:

•	Additional cash of $17.2 million used to fund prepaid ground rent for Fund II's City Point project during 2013

•	Additional net operating income from Core and Fund Property acquisitions and redevelopments

Items which contributed to a decrease in cash from operating activities:

•	A reduction in net operating income from Core and Fund Property dispositions

Investing Activities

The increase of $21.4 million in net cash used in investing activities primarily resulted from the following:

Items which contributed to an increase in cash used in investing activities:

•	An increase of $21.6 million used in investments in and advances to unconsolidated affiliates during 2014 related to our investment in the Broughton Street Portfolio.

•	An increase of $19.6 million used in redevelopment and improvement of properties during 2014 primarily attributable to the redevelopment of Fund II's City Point project.

Items which contributed to a decrease in cash used in investing activities:

•	An increase of $22.0 million in return of capital from unconsolidated affiliates

Financing Activities

The $7.0 million increase in net cash provided by financing activities resulted primarily from the following:

Items which contributed to an increase in cash from financing activities:

•	An additional $51.5 million in mortgage debt proceeds, net of principal payments and funding of a restricted cash account during 2014

•	A decrease of $9.1 million in payments of deferred financing costs during 2014

•	An increase of $8.7 million in capital contributions from noncontrolling interests during 2014

Items which contributed to a decrease in cash from financing activities:

•	An increase of $30.5 million in distributions to noncontrolling interests during 2014

•	A decrease of $28.3 million of net proceeds from the issuance of Common Shares, net of costs during 2014

•	An increase of $3.4 million in dividends paid to Common Shareholders during 2014

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

Currently, we manage our exposure to fluctuations in interest rates primarily through the use of fixed-rate debt and interest rate swap and cap agreements. As of March 31, 2014, we had total mortgage debt, convertible notes and other notes payable of $1,107.0 million, net of unamortized premium of $1.7 million, of which $790.2 million or 71.4% was fixed-rate, inclusive of interest rate swaps, and $316.8 million or 28.6% was variable-rate based upon LIBOR plus certain spreads. As of March 31, 2014, we were a party to 11 interest rate swap transactions and four interest rate caps to hedge our exposure to changes in interest rates with respect to $178.0 million and $140.4 million of LIBOR-based variable-rate debt, respectively.

Of our total consolidated outstanding debt, $55.0 million and $259.7 million will become due in 2014 and 2015, respectively. As we intend on refinancing some or all of such debt at the then-existing market interest rates, which may be greater than the current interest rate, our interest expense would increase by approximately $3.1 million annually if the interest rate on the refinanced debt increased by 100 basis points. After giving effect to noncontrolling interests, our share of this increase would be $1.0 million.

Interest expense on our consolidated variable-rate debt, net of variable to fixed-rate swap agreements currently in effect, as of March 31, 2014 would increase by $3.2 million annually if LIBOR increased by 100 basis points. After giving effect to noncontrolling interests, our share of this increase would be $2.1 million. We may seek additional variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, we would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.

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

In December 2013, in connection with Phase 2 of the City Point Project, Albee Development LLC ("Albee") and a non-affiliated construction manager were served with a Summons With Notice as well as a Demand for Arbitration by Casino Development Group, Inc. ("Casino"), the former contractor responsible for the excavation and concrete work at the City Point Project. Albee terminated the contract with Casino for cause prior to completion of the contract. The plaintiff is seeking approximately $8.5 million. Albee believes that it has meritorious defenses to, and is prepared to vigorously defend itself against the claims. Presently, the parties are before the New York State Supreme Court in Kings County on procedural matters; Albee's position is that Casino waived any right to arbitrate. As the case is in the beginning stage of litigation, the outcome of these claims cannot be estimated at this time.

Item 1A. Risk Factors.

The most significant risk factors applicable to us are described in Item 1A. of our 2013 Form 10-K. There have been no material changes to those previously-disclosed risk factors.

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

ACADIA REALTY TRUST

May 2, 2014	/s/ Kenneth F. Bernstein Kenneth F. Bernstein President and Chief Executive Officer (Principal Executive Officer)

May 2, 2014	/s/ Jonathan W. Grisham Jonathan W. Grisham Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Description
3.1	Declaration of Trust of the Company (incorporated by reference to the copy thereof filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K filed for the fiscal year ended December 31, 2012.)
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

10.1
Amended and Restated Employment Agreement between the Company and Kenneth Bernstein dated March 31, 2014 (incorporated by reference to the copy thereof filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 1, 2014.) (2)

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

Note:
(1)	Filed herewith.
(2)	Management contract or compensatory plan or arrangement.