Form 10-Q
period 2014-09-30
ACADIA REALTY TRUST
filed 2014-11-05
CIK 899629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or
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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒
As of November 5, 2014 there were 64,201,225 common shares of beneficial interest, par value $.001 per share, outstanding.

ACADIA REALTY TRUST AND SUBSIDIARIES

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements.

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(dollars in thousands)	September 30, 2014	December 31, 2013
ASSETS	(unaudited)
Operating real estate
Land	$404,582	$336,251
Buildings and improvements	1,304,438	1,140,613
Construction in progress	7,977	4,836
	1,716,997	1,481,700
Less: accumulated depreciation	251,545	229,538
Net operating real estate	1,465,452	1,252,162
Real estate under development	398,727	337,353
Notes receivable and preferred equity investments, net	94,409	126,656
Investments in and advances to unconsolidated affiliates	123,693	181,322
Cash and cash equivalents	131,132	79,189
Cash in escrow	26,820	19,822
Restricted cash	49,281	109,795
Rents receivable, net	33,347	29,574
Deferred charges, net	29,745	30,775
Acquired lease intangibles, net	43,512	33,663
Prepaid expenses and other assets	58,533	44,212
Assets of discontinued operations	—	20,434
Total assets	$2,454,651	$2,264,957

LIABILITIES
Mortgage and other notes payable	$1,141,066	$1,039,997
Distributions in excess of income from, and investments in, unconsolidated affiliates	8,416	8,701
Accounts payable and accrued expenses	43,196	38,050
Dividends and distributions payable	14,864	13,455
Acquired lease intangibles, net	24,441	22,394
Other liabilities	20,334	18,265
Liabilities of discontinued operations	—	2,507
Total liabilities	1,252,317	1,143,369

EQUITY
Shareholders' Equity
Common shares, $.001 par value, authorized 100,000,000 shares; issued and outstanding 60,081,109 and 55,643,068 shares, respectively	60	56
Additional paid-in capital	783,791	665,301
Accumulated other comprehensive (loss) income	(1,554)	1,132
Retained earnings	58,954	37,747
Total shareholders’ equity	841,251	704,236
Noncontrolling interests	361,083	417,352
Total equity	1,202,334	1,121,588
Total liabilities and equity	$2,454,651	$2,264,957
See accompanying notes

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share amounts)	2014	2013	2014	2013
Revenues
Rental income	$36,587	$30,604	$106,517	$90,097
Interest income	3,006	2,969	9,219	9,265
Expense reimbursements	7,386	7,333	24,008	20,979
Other	681	180	4,112	3,842
Total revenues	47,660	41,086	143,856	124,183
Operating Expenses
Property operating	5,170	5,468	18,031	14,513
Other operating	1,588	842	3,183	2,743
Real estate taxes	5,666	5,866	16,905	15,949
General and administrative	7,123	5,335	20,898	17,263
Depreciation and amortization	12,884	10,450	36,055	29,278
Total operating expenses	32,431	27,961	95,072	79,746
Operating income	15,229	13,125	48,784	44,437
Equity in earnings of unconsolidated affiliates	2,923	4,209	7,382	7,274
Gain on disposition of properties of unconsolidated affiliates	102,855	—	102,855	—
Impairment of asset	—	—	—	(1,500)
Loss on debt extinguishment	—	—	(269)	—
Gain on disposition of property	190	—	13,138	—
Interest and other finance expense	(10,142)	(10,595)	(30,327)	(29,806)
Income from continuing operations before income taxes	111,055	6,739	141,563	20,405
Income tax benefit (provision)	17	(186)	(68)	(57)
Income from continuing operations	111,072	6,553	141,495	20,348
Discontinued Operations
Operating income from discontinued operations	—	2,589	—	5,394
Gain on disposition of property	—	—	560	4,191
Income from discontinued operations	—	2,589	560	9,585
Net income	111,072	9,142	142,055	29,933
Noncontrolling interests
Continuing operations	(82,508)	2,342	(79,971)	6,103
Discontinued operations	—	(1,999)	(461)	(8,171)
Net (income) loss attributable to noncontrolling interests	(82,508)	343	(80,432)	(2,068)
Net income attributable to Common Shareholders	$28,564	$9,485	$61,623	$27,865

Basic Earnings per Share
Income from continuing operations	$0.47	$0.16	$1.04	$0.47
Income from discontinued operations	—	0.01	—	0.03
Basic earnings per share	$0.47	$0.17	$1.04	$0.50

Diluted Earnings per Share
Income from continuing operations	$0.47	$0.16	$1.04	$0.47
Income from discontinued operations	—	0.01	—	0.03
Diluted earnings per share	$0.47	$0.17	$1.04	$0.50
See accompanying notes

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
(dollars in thousands)
Net income	$111,072	$9,142	$142,055	$29,933
Other comprehensive (loss) income
Unrealized (loss) income on valuation of swap agreements	(81)	(857)	(5,189)	2,247
Reclassification of realized interest on swap agreements	961	795	2,734	2,132
Other comprehensive income (loss)	880	(62)	(2,455)	4,379
Comprehensive income	111,952	9,080	139,600	34,312
Comprehensive (income) loss attributable to noncontrolling interests	(82,864)	416	(80,663)	(2,886)
Comprehensive income attributable to Common Shareholders	$29,088	$9,496	$58,937	$31,426
See accompanying notes

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

(unaudited)

	Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
(amounts in thousands, except per share amounts)	Shares	Amount
Balance at December 31, 2013	55,643	$56	$665,301	$1,132	$37,747	$704,236	$417,352	$1,121,588
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	99	—	2,267	—	—	2,267	(2,267)	—
Issuance of Common Shares, net of issuance costs	4,254	4	114,637	—	—	114,641	—	114,641
Issuance of OP Units to acquire real estate	—	—	—	—	—	—	38,937	38,937
Dividends declared ($0.69 per Common Share)	—	—	—	—	(40,416)	(40,416)	(2,548)	(42,964)
Employee and trustee stock compensation, net	85	—	1,586	—	—	1,586	4,968	6,554
Noncontrolling interest distributions	—	—	—	—	—	—	(211,339)	(211,339)
Noncontrolling interest contributions	—	—	—	—	—	—	35,317	35,317
	60,081	60	783,791	1,132	(2,669)	782,314	280,420	1,062,734
Comprehensive (loss) income:
Net income	—	—	—	—	61,623	61,623	80,432	142,055
Unrealized (loss) income on valuation of swap agreements	—	—	—	(5,969)	—	(5,969)	780	(5,189)
Reclassification of realized interest on swap agreements	—	—	—	3,283	—	3,283	(549)	2,734
Total comprehensive (loss) income	—	—	—	(2,686)	61,623	58,937	80,663	139,600
Balance at September 30, 2014	60,081	$60	$783,791	$(1,554)	$58,954	$841,251	$361,083	$1,202,334

ACADIA REALTY TRUST AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended
	September 30,
(dollars in thousands)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$142,055	$29,933
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	36,055	32,054
Amortization of financing costs	2,214	2,801
Gain on disposition of property	(13,698)	(4,191)
Impairment of asset	—	1,500
Share-based compensation expense	5,542	4,590
Equity in earnings of unconsolidated affiliates	(7,382)	(7,274)
Gain on disposition of properties of unconsolidated affiliates	(102,855)	—
Distributions of operating income from unconsolidated affiliates	7,780	4,644
Other, net	(2,106)	(3,598)
Changes in assets and liabilities
Cash in escrow	(7,148)	(3,378)
Rents receivable, net	(3,707)	(4,315)
Prepaid expenses and other assets	430	(19,894)
Accounts payable and accrued expenses	4,209	5,845
Other liabilities	295	2,904
Net cash provided by operating activities	61,684	41,621

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate	(136,978)	(140,075)
Redevelopment and property improvement costs	(105,049)	(79,549)
Deferred leasing costs	(2,654)	(4,226)
Investments in and advances to unconsolidated affiliates	(59,529)	(54,207)
Return of capital from unconsolidated affiliates	30,604	88,403
Proceeds from disposition of properties of unconsolidated affiliates	188,870	—
Consolidation of previously unconsolidated investment	—	1,864
Collection of notes receivable	18,095	15,779
Issuance of notes receivable	(23,519)	—
Proceeds from sale of properties, net	31,188	11,815
Net cash used in investing activities	(58,972)	(160,196)

ACADIA REALTY TRUST AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (unaudited)

	Nine Months Ended
	September 30,
(dollars in thousands)	2014	2013
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage and other notes	(134,334)	(140,037)
Proceeds received from mortgage and other notes	229,000	360,943
Loan proceeds held as restricted cash	60,514	(134,392)
Purchase of convertible notes payable	—	(550)
Deferred financing and other costs	(2,120)	(11,018)
Capital contributions from noncontrolling interests	35,317	27,515
Distributions to noncontrolling interests	(213,496)	(30,572)
Dividends paid to Common Shareholders	(39,399)	(32,471)
Proceeds from issuance of Common Shares, net of issuance costs of $1,818 and $1,430, respectively	113,749	75,765
Net cash provided by financing activities	49,231	115,183
Increase (decrease) in cash and cash equivalents	51,943	(3,392)
Cash and cash equivalents, beginning of period	79,189	91,813
Cash and cash equivalents, end of period	$131,132	$88,421

Supplemental disclosure of cash flow information
Cash paid during the period for interest, net of capitalized interest of $9,250 and $6,429, respectively	$34,935	$29,758
Cash paid for income taxes	$316	$281

Supplemental disclosure of non-cash investing activities
Acquisition of real estate through assumption of debt	$29,794	$—
Acquisition of real estate through issuance of OP Units	$38,937	$—
Acquisition of real estate through conversion of notes receivable	$38,000	$18,500
Disposition of real estate through cancellation of debt	$(22,865)	$—

Consolidation of previously unconsolidated investment
Real estate, net	$—	$(118,484)
Mortgage notes payable	—	166,200
Distributions in excess of income from, and investments in, unconsolidated affiliates	—	(10,298)
Other assets and liabilities	—	(1,605)
Noncontrolling interest	—	(33,949)
Cash included in consolidation of previously unconsolidated investment	$—	$1,864

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

All of the Company's assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership (the "Operating Partnership") and entities in which the Operating Partnership owns an interest. As of September 30, 2014, the Trust controlled approximately 94% of the Operating Partnership as the sole general partner. As the general partner, the Trust is entitled to share, in proportion to its percentage interest, in the cash distributions and profits and losses of the Operating Partnership. The limited partners primarily represent entities or individuals that contributed their interests in certain properties or entities to the Operating Partnership in exchange for common or preferred units of limited partnership interest ("Common OP Units" or "Preferred OP Units") and employees who have been awarded restricted OP units ("LTIP Units") as long-term incentive compensation (Note 12). Limited partners holding Common OP Units are generally entitled to exchange their units on a one-for-one basis for common shares of beneficial interest of the Trust ("Common Shares").

As of September 30, 2014, the Company has ownership interests in 84 properties within its core portfolio, which consist of those properties either wholly owned, or partially owned through joint venture interests, by the Operating Partnership, or subsidiaries thereof, not including those properties owned through its opportunity funds (the "Core Portfolio"). The Company also has ownership interests in 54 properties within its four opportunity funds, Acadia Strategic Opportunity Fund, L.P. ("Fund I"), Acadia Strategic Opportunity Fund II, LLC ("Fund II"), Acadia Strategic Opportunity Fund III LLC ("Fund III") and Acadia Strategic Opportunity Fund IV LLC ("Fund IV" and together with Funds I, II and III, the "Funds"). The 138 Core Portfolio and Fund properties consist of commercial properties, which are primarily high-quality urban and/or street retail properties, community shopping centers and mixed-use properties with a retail component. Fund I and Fund II also include investments in operating companies through Acadia Mervyn Investors I, LLC ("Mervyns I"), Acadia Mervyn Investors II, LLC ("Mervyns II") and, in certain instances, directly through Fund II, all on a non-recourse basis. These investments comprise and are referred to as the Company's Retailer Controlled Property Initiative ("RCP Venture").

The Operating Partnership is the sole general partner or managing member of the Funds, Mervyns I and Mervyns II and earns fees or priority distributions for asset management, property management, construction, redevelopment, leasing and legal services. Cash from the Funds and RCP Venture is distributed pro-rata to the respective partners and members (including the Operating Partnership) until each receives a certain cumulative return ("Preferred Return"), and the return of all capital contributions. Thereafter, remaining cash flow is distributed 20% to the Operating Partnership ("Promote") and 80% to the partners or members (including the Operating Partnership).

Following is a table summarizing the general terms and the Operating Partnership's equity interests in the Funds and Mervyns I and II:

Entity	Formation Date	Operating Partnership Share of Capital	Committed Capital (2)	Capital Called as of September 30, 2014 (3)	Equity Interest Held By Operating Partnership	Preferred Return	Total Distributions as of September 30, 2014 (3)
Fund I and Mervyns I (1)	9/2001	22.22%	$90.0	$86.6	37.78%	9%	$192.3
Fund II and Mervyns II (2)	6/2004	20.00%	300.0	300.0	20.00%	8%	131.6
Fund III	5/2007	19.90%	475.0	372.0	19.90%	6%	362.2
Fund IV	5/2012	23.12%	540.6	121.0	23.12%	6%	95.9

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

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014. The information furnished in the accompanying consolidated financial statements reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the aforementioned consolidated financial statements for the interim periods. Such adjustments consisted of normal recurring items. These consolidated financial statements should be read in conjunction with the Company's 2013 Annual Report on Form 10-K, as filed with the SEC on February 26, 2014.

Reclassifications

Certain reclassifications have been made to the 2013 financial statements to conform to the 2014 presentation.

Real Estate

The Company reviews its long-lived assets for impairment when there is an event or change in circumstances that indicates that the carrying amount may not be recoverable. The Company measures and records impairment losses and reduces the carrying value of properties when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases where the Company does not expect to recover its carrying costs on properties held for use, the Company reduces its carrying cost to fair value, and for properties held-for-sale, the Company reduces its carrying value to the fair value less costs to dispose. Management does not believe that the carrying values of any of its properties are impaired as of September 30, 2014.

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

During May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers", which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of its pending adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which the standard will be adopted in 2017.

During April 2014, the FASB issued ASU No. 2014-08, "Presentation of Financial Statements and Property, Plant and Equipment; Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 modifies the requirements for reporting discontinued operations. Under the amendments in ASU 2014-08, the definition of discontinued operation has been modified to only include those disposals of an entity that represent a strategic shift that has (or will have) a major effect on an entity's operations and financial results. ASU 2014-08 shall be applied prospectively for periods beginning on or after December 15, 2014, with early adoption permitted. The Company adopted ASU 2014-08 for the quarter ended March 31, 2014. The Company has adopted this standard on a prospective basis for transactions that have occurred after the adoption date. The adoption of ASU 2014-08 did not have a material effect on the Company's financial position or results of operations.

2.    EARNINGS PER COMMON SHARE

Basic earnings per Common Share is computed by dividing net income attributable to Common Shareholders by the weighted average Common Shares outstanding. At September 30, 2014, the Company has unvested LTIP Units (Note 12) which provide for non-forfeitable rights to dividend equivalent payments. Accordingly, these unvested LTIP Units are considered participating securities and are included in the computation of basic earnings per Common Share pursuant to the two-class method.

Diluted earnings per Common Share reflects the potential dilution of the conversion of obligations and the assumed exercises of securities including the effects of restricted share unit ("Restricted Share Units") and share option awards issued under the Company's Share Incentive Plans (Note 12). The effect of the assumed conversion of 188 Series A Preferred OP Units into 25,067 Common Shares would be dilutive and therefore are included in the computation of diluted earnings per share for the three and nine months ended September 30, 2014. Conversely, the assumed conversion of these would be anti-dilutive and are therefore not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2013.

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

The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the periods indicated:

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

2.    EARNINGS PER COMMON SHARE (continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share amounts)	2014	2013	2014	2013
Numerator
Income from continuing operations	$28,564	$8,895	$61,524	$26,451
Less: net income attributable to participating securities	(490)	(157)	(1,083)	(468)
Income from continuing operations, net of income attributable to participating securities	28,074	8,738	60,441	25,983

Denominator
Weighted average shares for basic earnings per share	59,686	55,460	57,898	54,697
Effect of dilutive securities:
Employee Restricted Share Units and share options	18	26	26	41
Convertible Preferred OP Units	25	—	25	—
Denominator for diluted earnings per share	59,729	55,486	57,949	54,738

Basic earnings per Common Share from continuing operations attributable to Common Shareholders	$0.47	$0.16	$1.04	$0.47
Diluted earnings per Common Share from continuing operations attributable to Common Shareholders	$0.47	$0.16	$1.04	$0.47

3.	SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS

For the nine months ended September 30, 2014, the Company issued 4.3 million Common Shares under its at-the-market ("ATM") equity program, generating gross proceeds of $116.5 million and net proceeds of $114.9 million.

The net proceeds from the Company's ATM equity programs have been, and are anticipated to be, used by the Company primarily to fund acquisitions directly in the Core Portfolio and through its capital contributions to the Funds.

In connection with the acquisition of a property, the Company issued 1.4 million Common OP Units.

Noncontrolling interests represent the portion of equity in entities consolidated in the accompanying consolidated financial statements that the Company does not own. Such noncontrolling interests are reported on the Consolidated Balance Sheets within equity, separately from shareholders' equity, and include third party interests in the Company’s Funds and other entities. It also includes interests in the Operating Partnership which represent (i) the limited partners’ 2,863,331 and 1,457,467 Common OP Units at September 30, 2014 and December 31, 2013; (ii) 188 Series A Preferred OP Units at September 30, 2014 and December 31, 2013; and (iii) 675,367 and 496,047 LTIP Units at September 30, 2014 and December 31, 2013, respectively.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

4.    ACQUISITION OF REAL ESTATE AND DISCONTINUED OPERATIONS

Acquisitions

During 2014, the Company acquired the following properties through its Core Portfolio and Fund IV as follows:

Core Portfolio

(dollars in thousands)
Property	GLA	Percent Owned	Type	Month of Acquisition	Purchase Price	Location	Assumption of Debt
11 E. Walton	6,738	100%	Street Retail	January	$44,000	Chicago, IL	$—
61 Main Street	3,400	100%	Street Retail	February	7,300	Westport, CT	—
865 W. North Avenue	16,000	100%	Street Retail	March	14,750	Chicago, IL	—
252-256 Greenwich Avenue	9,172	100%	Street Retail	March	24,450	Greenwich, CT	—
152-154 Spring Street	2,936	90%	Street Retail	April	38,000	New York, NY	—
2520 Flatbush Avenue	29,114	100%	Urban Retail	May	17,100	Brooklyn, NY	—
Bedford Green	90,472	100%	Shopping Center	July	46,750	Bedford Hills, NY	29,794
131-135 Prince Street (1)	3,200	100%	Street Retail	July	51,359	New York, NY	—
Total	161,032				$243,709		$29,794

The Company expensed $3.1 million of acquisition costs for the nine months ended September 30, 2014, related to the Core Portfolio.

Note:

(1) This acquisition was primarily funded with the issuance of 1.4 million Common OP Units.

Fund IV

(dollars in thousands)
Property	GLA	Percent Owned	Type	Month of Acquisition	Purchase Price	Location
Broughton Street Portfolio (1)	218,076	50%	Street Retail	Various	$33,856	Savannah, GA
Eden Square (2)	235,508	90%	Shopping Center	July	25,369	Bear, DE
Total	453,584				$59,225

The Company expensed $3.0 million of acquisition costs for the nine months ended September 30, 2014, related to Fund IV.

Notes:

(1) The Broughton Street Portfolio consists of 24 properties. As the joint venture partner to these investments maintains operating control over the investments, these are accounted for under the equity method. Of the 24 properties, nine of them are accounted for as asset acquisitions as they were purchased vacant and require future development.
(2) As the joint venture partner to this investment maintains operating control over this investment, it is accounted for under the equity method.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

4.    ACQUISITION OF REAL ESTATE AND DISCONTINUED OPERATIONS (continued)

Acquisitions (continued)

Purchase Price Allocations

With the exception of the asset acquisitions within the Broughton Street Portfolio, the above acquisitions have been accounted for as business combinations. The purchase prices were allocated to the acquired assets and assumed liabilities based on their estimated fair values at the dates of acquisition. The preliminary measurements of fair value reflected below are subject to change. The Company expects to finalize the valuations and complete the purchase price allocations within one year from the dates of acquisition.

The following table summarizes the Company's preliminary allocations of the purchase prices of assets acquired and liabilities assumed during 2014 which have yet to be finalized:

(dollars in thousands)	Preliminary Purchase Price Allocations
Land	$73,459
Buildings and improvements	220,375
Total consideration	$293,834

During 2013, the Company acquired properties and recorded the preliminary allocations of the purchase prices to the assets acquired and liabilities assumed based on provisional measurements of fair value. During 2014, the Company finalized the allocations of the purchase prices and made certain measurement period adjustments. The following table summarizes the preliminary allocations of the purchase prices of these properties as recorded as of December 31, 2013, and the finalized allocations as adjusted as of September 30, 2014:

(dollars in thousands)	Purchase Price Allocations as Originally Reported	Adjustments	Finalized Purchase Price Allocations
Land	$52,029	$14,356	$66,385
Buildings and improvements	173,605	(28,988)	144,617
Acquisition-related intangible assets (in Acquired lease intangibles, net)	—	19,574	19,574
Acquisition-related intangible liabilities (in Acquired lease intangibles, net)	—	(4,942)	(4,942)
Total consideration	$225,634	$—	$225,634

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

4.    ACQUISITION OF REAL ESTATE AND DISCONTINUED OPERATIONS (continued)

Dispositions

During 2014, the Company disposed of the following properties:

(dollars in thousands)
Dispositions	GLA	Sale Price	Gain/Loss on Sale	Month Sold	Owner
Walnut Hill (1)	297,905	$—	$12,402	March	Core
Sheepshead Bay	96,418	20,200	1,399	April	Fund III
City Point (2)	—	26,300	561	June	Fund II
Other post-sale adjustments	—	—	(854)	-	Fund II
Union Plaza	—	340	190	July	Core
Lincoln Road Portfolio (3)	61,443	141,800	86,600	August	Fund III
Lincoln Road Portfolio (3)	54,453	200,200	54,642	August	Fund IV
Total	510,219	$388,840	$154,940

Notes:

(1) This property was subject to $22.9 million of non-recourse debt and was foreclosed upon by the lender during March 2014, resulting in a $12.4 million gain.
(2) Represents the sale of a portion of the residential air rights known as "Tower 2" associated with the Company's City Point development project.
(3) Both the Fund III and Fund IV Lincoln Road Portfolios were unconsolidated and as such, the Company's share of gains related to these sales are included in gain on disposition of properties of unconsolidated affiliates in the 2014 Consolidated Statement of Income.

Discontinued Operations

Prior to the Company's adoption of ASU 2014-08, it reported properties held for sale or sold during the periods presented as discontinued operations. The results of discontinued operations are reflected as a separate component within the accompanying Consolidated Balance Sheets and Consolidated Statements of Income for all periods presented. As of September 30, 2014, Sheepshead Bay, a Fund III asset, which was previously reported as a discontinued operation was sold. As a result of the adoption of ASU 2014-08, the sale of operating real estate is no longer considered a discontinued operation so long as it is in the normal course of business and does not reflect a separate component of business. Therefore, the Company has no current assets or liabilities of discontinued operations.

The combined assets and liabilities and the results of operations of the properties classified as discontinued operations are summarized for each period presented as follows:

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

4.    ACQUISITION OF REAL ESTATE AND DISCONTINUED OPERATIONS (continued)

Discontinued Operations (continued)

(dollars in thousands)
BALANCE SHEET	December 31, 2013
ASSETS
Net real estate	$17,991
Rents receivable, net	565
Deferred charges, net	38
Prepaid expenses and other assets	1,840
Total assets of discontinued operations	$20,434
LIABILITIES
Accounts payable and accrued expenses	$1,473
Other liabilities	1,034
Total liabilities of discontinued operations	$2,507

	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30,		September 30,
STATEMENTS OF INCOME	2014	2013	2014	2013
Total revenues	$—	$3,641	$—	$15,854
Total expenses	—	1,052	—	10,460
Operating income	—	2,589	—	5,394
Gain on disposition of property	—	—	560	4,191
Income from discontinued operations	—	2,589	560	9,585
Income from discontinued operations attributable to noncontrolling interests	—	(1,999)	(461)	(8,171)
Income from discontinued operations attributable to Common Shareholders	$—	$590	$99	$1,414

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

5.    INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

Core Portfolio

The Company owns a 49% interest in a 311,000 square foot shopping center located in White Plains, New York ("Crossroads"), a 50% interest in an approximately 28,000 square foot retail portfolio located in Georgetown, Washington D.C. (the "Georgetown Portfolio") and a 22.22% interest in an approximately 20,000 square foot retail property located in Wilmington, Delaware ("Route 202 Shopping Center"). As the Company does not maintain financial or operational control, these investments are accounted for under the equity method.

Funds

RCP Venture

The Funds, together with two unaffiliated partners formed an investment group, the RCP Venture, for the purpose of making investments in surplus or underutilized properties owned by retailers and, in some instances, the retailers' operating company. The RCP Venture is neither a single entity nor a specific investment and the Company has no control or rights with respect to the formation and operation of these investments. The Company has made these investments through its subsidiaries, Mervyns I, Mervyns II and Fund II, (together the "Acadia Investors"), all on a non-recourse basis. Through September 30, 2014, the Acadia Investors have made investments in Mervyns Department Stores ("Mervyns") and Albertsons including additional investments in locations that are separate from these original investments ("Add-On Investments"). Additionally, they have invested in Shopko, Marsh and Rex Stores Corporation (collectively "Other RCP Investments"). The Company accounts for its investments in Mervyns and Albertsons on the equity method as it has the ability to exercise significant influence, but does not have any rights with respect to financial or operating control. The Company accounts for its investments in its Add-On Investments and Other RCP Investments on the cost method as it does not have any influence over such entities' operating and financial policies nor any rights with respect to the control and operation of these entities. During the nine months ended September 30, 2014, the Company received distributions from Rex Stores of $1.2 million, Mervyns I of $0.7 million and Mervyns II of $0.8 million, of which the Operating Partnership's aggregate share was $0.5 million.

The following table summarizes activity related to the RCP Venture investments from inception through September 30, 2014:

(dollars in thousands)		Investment Group Share		Operating Partnership Share
Investment	Year Acquired	Invested Capital and Advances	Distributions	Invested Capital and Advances	Distributions
Mervyns	2004	$26,058	$48,547	$4,901	$11,801
Mervyns Add-On investments	2005/2008	7,547	5,789	1,252	1,284
Albertsons	2006	20,717	81,594	4,239	16,318
Albertsons Add-On investments	2006/2007	2,416	4,864	388	972
Shopko	2006	1,110	2,460	222	492
Marsh and Add-On investments	2006/2008	2,667	2,639	533	528
Rex Stores	2007	2,701	1,956	535	392
		$63,216	$147,849	$12,070	$31,787

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

5.    INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES (continued)

Other Fund Investments

During 2014, Fund IV, entered into a joint venture (the "Broughton Street Portfolio") with an unaffiliated entity, to acquire and operate properties located in Savannah, Georgia. Fund IV invested $7.8 million of equity and made a loan commitment of up to $69.0 million of which $25.9 million was funded to the joint venture as of September 30, 2014. As of September 30, 2014, the joint venture had acquired 24 properties for an aggregate purchase price of $33.9 million.

In addition, Fund IV, through a joint venture with an unaffiliated entity, purchased a shopping center in Bear, Delaware for $25.4 million.

During the third quarter of 2014, an unconsolidated joint venture between Fund III and an unaffiliated entity sold three properties located on Lincoln Road in Miami, Florida for an aggregate sales price of $141.8 million. In addition, an unconsolidated joint venture between Fund IV and an unaffiliated entity sold three properties located on Lincoln Road in Miami, Florida for an aggregate sales price of $200.2 million during the third quarter of 2014. The sales of the Fund III and Fund IV Lincoln Road portfolios resulted in gains of $86.7 million and $54.6 million, respectively.

The unaffiliated partners in Fund II's investment in Albee Tower I Owners, Fund III's investments in Parkway Crossing, Arundel Plaza and the White City Shopping Center as well as Fund IV's investments in 1701 Belmont Avenue, 2819 Kennedy Boulevard, Promenade at Manassas, Eden Square and the Broughton Street Portfolio, maintain control over these entities. The Company accounts for these investments under the equity method as it has the ability to exercise significant influence, but does not have any rights with respect to financial or operating control.

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

Summary of Investments in Unconsolidated Affiliates

The following Combined and Condensed Balance Sheets and Statements of Income summarize the financial information of the Company’s investments in unconsolidated affiliates:

(dollars in thousands)	September 30, 2014	December 31, 2013
Combined and Condensed Balance Sheets
Assets
Rental property, net	$235,949	$380,268
Real estate under development	49,866	5,573
Investment in unconsolidated affiliates	11,154	63,745
Other assets	41,107	66,895
Total assets	$338,076	$516,481
Liabilities and partners’ equity
Mortgage notes payable	$208,326	$265,982
Other liabilities	51,611	43,733
Partners’ equity	78,139	206,766
Total liabilities and partners’ equity	$338,076	$516,481
Company’s investment in and advances to unconsolidated affiliates	$123,693	$181,322
Company's share of distributions in excess of income from, and investments in, unconsolidated affiliates	$(8,416)	$(8,701)

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

5.    INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES (continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2014	2013	2014	2013
Combined and Condensed Statements of Income
Total revenues	$10,280	$13,731	$34,632	$35,577
Operating and other expenses	(3,840)	(4,139)	(13,158)	(13,117)
Interest and other finance expense	(1,808)	(2,359)	(7,308)	(6,446)
Equity in earnings (losses) of unconsolidated affiliates	—	1,284	(328)	7,154
Depreciation and amortization	(2,275)	(3,200)	(8,456)	(7,888)
Loss on debt extinguishment	—	—	(187)	—
Gain on disposition of property	142,377	—	142,615	—
Net income	$144,734	$5,317	$147,810	$15,280

Company’s share of net income	$105,876	$4,307	$110,531	$7,568
Amortization of excess investment	(98)	(98)	(294)	(294)
Company’s equity in earnings of unconsolidated affiliates	$105,778	$4,209	$110,237	$7,274

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

6.    NOTES RECEIVABLE AND PREFERRED EQUITY INVESTMENTS, NET

As of September 30, 2014, the Company’s notes receivable and preferred equity investments, net, aggregated $94.4 million, and were collateralized either by underlying properties, the borrowers' ownership interests in the entities that own properties and/or by the borrowers' personal guarantee subject, as applicable, to senior liens, as follows:

(dollars in thousands)
Description	Effective interest rate (1)	First Priority liens	Net Carrying Amounts of Notes Receivable as of September 30, 2014	Net Carrying Amounts of Notes Receivable as of December 31, 2013	Maturity date
First Mortgage Loan	6.0%	—	$—	$6,400	Demand
Mezzanine Loan (2)	10.0%	83,686	7,895	9,089	Demand
First Mortgage Loan	5.5%	—	4,000	42,000	4/1/2016
Zero Coupon Loan (3)	24.0%	166,200	4,847	4,431	1/3/2016
Mezzanine Loan	15.0%	—	30,879	30,879	11/9/2020
Mezzanine Loan	15.0%	—	—	3,834	Upon Capital Event
Preferred Equity	8.1%	20,855	13,000	13,000	9/1/2017
Construction Loan	7.7%	—	12,000	12,000	1/1/2015
Mezzanine Loan	12.7%	18,900	8,000	—	10/3/2015
Preferred Equity	13.5%	—	4,000	—	5/9/2016
Other	LIBOR + 2.5%	—	4,000	3,000	12/30/2020
Other	18.0%	—	3,157	—	7/1/2017
Individually less than 3% (4)	2.7% to 11.6%	—	2,631	2,023	12/31/20 to 5/1/2024
Total			$94,409	$126,656
Notes:

(1) Includes origination and exit fees
(2) Comprised of three cross-collateralized loans from one borrower, which are non-performing
(3) The principal balance for this accrual-only loan is increased by the interest accrued
(4) Consists of three loans as of September 30, 2014

During January 2014, the Company received a repayment of $6.4 million, representing the full principal amount on a note receivable.

During January 2014, the Company also received a payment of $1.4 million for a mezzanine loan with a carrying value, net of reserves, of $0.7 million. The Company recognized income of approximately $0.7 million relating to the payoff, which is included in Other, a component of revenue in the accompanying 2014 Consolidated Statement of Income for the nine months ended September 30, 2014.

During April 2014, the Company made a $13.0 million loan, which is collateralized by a property and bears interest at 12.7% and matures October 2015. During July 2014, the borrower repaid $5.0 million of the loan. The outstanding balance at September 30, 2014 was $8.0 million.

During April 2014, the Company made a $1.9 million loan, which is collateralized by a property, bears interest at LIBOR plus 375 basis points and matures May 2024.

During April 2014, the Company converted a $38.0 million loan into an equity interest in 152-154 Spring Street (Note 4).

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

6.    NOTES RECEIVABLE AND PREFERRED EQUITY INVESTMENTS, NET (continued)

During April 2014, the Company received payment of $10.3 million representing principal and accrued interest on a mezzanine loan for which the Company had a carrying value of $8.5 million, net of a $2.0 million reserve. Following the full collection of all amounts due under this note, the Company recognized income of approximately $2.0 million, which is included in Other, a component of revenue in the accompanying 2014 Consolidated Statement of Income for the nine months ended September 30, 2014.

During May 2014, the Company made a $4.0 million preferred equity investment in an entity which owns a property located in the Bronx. The investment has a preferred return of 13.5% and matures May 9, 2016.

During July 2014, the Company made an additional $1.0 million loan, which is collateralized by Common OP Units, to an existing borrower, bringing the total outstanding amount to $4.0 million. This loan bears interest at LIBOR plus 250 basis points and matures December 2020.

During July 2014, the Company made a $4.8 million loan, which is collateralized by the borrower's interest in a property, bears interest at 18.0% and matures July 2017. As of September 30, 2014, $3.2 million has been drawn down on the loan.

During September 2014, the Company received payment of $1.9 million on a note, representing $0.7 million of accrued interest and $1.2 million of principal.

The Company monitors the credit quality of its notes receivable on an ongoing basis and considers indicators of credit quality such as loan payment activity, the estimated fair value of the underlying collateral, the seniority of the Company's loan in relation to other debt secured by the collateral and the prospects of the borrower. As of September 30, 2014, the Company held three non-performing notes aggregating $7.9 million for which payment was delinquent. Based primarily on the indicators noted above, the Company has established a reserve of $0.1 million as of September 30, 2014 related to these notes. The following table reconciles the allowance for notes receivable from December 31, 2013 to September 30, 2014:

(dollars in thousands)	Allowance for Notes Receivable
Balance at December 31, 2013	$3,681
Additional reserves	88
Recoveries	(3,681)
Charge-offs and reclassifications	—
Balance at September 30, 2014	$88

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

7.	DERIVATIVE FINANCIAL INSTRUMENTS

As of September 30, 2014, the Company's derivative financial instruments consisted of 12 interest rate swaps with an aggregate notional value of $191.5 million, which effectively fix the London Inter-Bank Offer Rate ("LIBOR") at rates ranging from 0.70% to 3.77% and mature between May 2015 and April 2023. The Company also has four derivative financial instruments with a notional value of $139.9 million which cap LIBOR at rates ranging from 3.00% to 4.25% and mature between July 2015 and April 2018. The fair value of these derivative instruments that represent liabilities are included in Other liabilities in the Consolidated Balance Sheets and totaled $2.6 million and $2.0 million at September 30, 2014 and December 31, 2013, respectively. The fair value of these derivative instruments representing assets are included in Prepaid expenses and other assets in the Consolidated Balance Sheets and totaled $1.1 million and $3.1 million at September 30, 2014 and December 31, 2013, respectively. The notional value does not represent exposure to credit, interest rate, or market risks.

These derivative instruments have been designated as cash flow hedges and hedge the future cash outflows of variable-rate interest payments on mortgage debt. Such instruments are reported at their fair values as stated above. As of September 30, 2014 and December 31, 2013, unrealized (losses)/income totaling $(1.6) million and $1.1 million, respectively, were reflected in Accumulated other comprehensive (loss) income on the Consolidated Balance Sheets.

As of September 30, 2014 and December 31, 2013, no derivatives were designated as fair value hedges, hedges of net investments in foreign operations or considered to be ineffective. Additionally, the Company does not use derivatives for trading or speculative purposes.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

8.	MORTGAGE AND OTHER NOTES PAYABLE

The Company completed the following transactions related to mortgage and other notes payable and credit facilities during the nine months ended September 30, 2014:

Secured Mortgages:

(dollars in thousands)			Borrowings			Repayments
Property	Date	Description	Amount	Interest Rate	Maturity Date	Amount	Interest Rate
664 N. Michigan	January	New Borrowing	$45,000	LIBOR + 1.65%	6/28/2018	$—
New Hyde Park Shopping Center	January	Additional Draw	1,500	LIBOR + 2.25%	11/10/2015	—
Heritage Shops	February	Refinancing	24,500	LIBOR + 1.55%	2/28/2016	20,900	LIBOR + 2.25%
654 Broadway	March	New Borrowing	9,000	LIBOR + 1.88%	3/7/2017	—
Paramus Plaza	March	New Borrowing	12,600	LIBOR + 1.70%	2/20/2019	—
Clark Diversey	April	Repayment	—		7/1/2014	4,200	6.35%
Lake Montclair	April	New Borrowing	15,500	LIBOR + 2.15%	5/1/2019	—
New Hyde Park Shopping Center	April	Refinancing	12,000	LIBOR + 1.85%	5/1/2017	7,700	LIBOR + 2.25%
938 W. North	May	New Borrowing	12,500	LIBOR + 2.35%	5/1/2017	—
1151 Third Ave	June	New Borrowing	12,500	LIBOR + 1.75%	6/3/2017	—
New Loudon Center	June	Repayment	—		9/6/2014	13,300	5.64%
Bedford Green	July	Assumption	29,794	5.10%	9/5/2017	—
City Point (1)	Various	Additional Draw	60,514
Total			$235,408			$46,100

Note:

(1) As of September 30, 2014, $198.5 million of funds have been released under the Company's EB-5 loan relating to its City Point project into a restricted cash account. $149.2 million has been drawn to fund construction activities, with $49.3 million remaining in the restricted cash account at September 30, 2014.

Unsecured Credit Facilities:

During the nine months ended September 30, 2014, the Company borrowed $15.0 million on its unsecured credit facility and paid down $15.0 million. As of September 30, 2014, there was no outstanding balance under this facility. During September 2014, the Company amended its unsecured credit facility and its $50.0 million term loan. The amendment extended the maturity date of the unsecured credit facility from January 31, 2016 until January 31, 2018, reduced the interest rate from LIBOR plus 155 basis points to LIBOR plus 140 basis points and reduced the unused fee from 35 basis points to 25 basis points. The amendment also extended the maturity date of the Company's $50.0 million term loan from November 25, 2018 until November 25, 2019 and reduced the interest rate from LIBOR plus 140 basis points to LIBOR plus 130 basis points.

During the nine months ended September 30, 2014, the Company borrowed $67.4 million on its Fund IV subscription line and paid down $68.8 million. The outstanding balance under this facility is $67.4 million as of September 30, 2014.

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

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2014:

(dollars in thousands)	Level 1	Level 2	Level 3
Assets
Derivative financial instruments (Note 7)	$—	$1,076	$—
Liabilities
Derivative financial instruments (Note 7)	$—	$2,618	$—

In addition to items that are measured at fair value on a recurring basis, the Company also has assets and liabilities on its consolidated balance sheets that are measured at fair value on a nonrecurring basis. As these assets and liabilities are not measured at fair value on a recurring basis, they are not included in the table above. Assets and liabilities that are measured at fair value on a nonrecurring basis include assets acquired and liabilities assumed in business combinations (Note 4).

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

The Company has determined the estimated fair values of the following financial instruments within Level 2 of the hierarchy by discounting future cash flows utilizing a discount rate equivalent to the rate at which similar financial instruments would be originated at the reporting date:

(dollars in thousands)	September 30, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Notes Receivable and Preferred Equity Investments	$94,409	$94,409	$126,656	$126,656
Mortgage, Convertible Notes and Other Notes Payable	$1,141,066	$1,155,499	$1,039,997	$1,056,457

10.    RELATED PARTY TRANSACTIONS

The Company earned property management fees, construction, legal and leasing fees from its investments in unconsolidated affiliates totaling $0.06 million and $0.02 million for the three months ended September 30, 2014 and 2013, respectively, and $0.1 million and $0.06 million for the nine months ended September 30, 2014 and 2013, respectively.

Lee Wielansky, the Lead Trustee of the Company, was paid a consulting fee of $0.025 million for the three months ended September 30, 2013 and $0.075 million for the nine months ended September 30, 2013. The consulting agreement was terminated as of December 31, 2013 and no such fees were incurred during the three or nine months ended September 30, 2014.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

11.    SEGMENT REPORTING

The Company has three reportable segments: Core Portfolio, Funds and Structured Financing. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates property performance primarily based on net operating income before depreciation, amortization and certain nonrecurring items. Investments in the Core Portfolio are typically held long-term. Given the contemplated finite life of the Funds, these investments are typically held for shorter terms. Fees earned by the Company as the general partner/managing member of the Funds are eliminated in the Company's consolidated financial statements. Structured Financing represents the Company's investments in notes receivable and preferred equity. The following tables set forth certain segment information for the Company, reclassified for discontinued operations, as of and for the three months and nine months ended September 30, 2014 and 2013, and does not include unconsolidated affiliates:

Three Months Ended September 30, 2014

(dollars in thousands)	Core Portfolio	Funds	Structured Financing	Total
Revenues	$31,291	$13,363	$3,006	$47,660
Property operating expenses, other operating and real estate taxes	(8,198)	(4,226)	—	(12,424)
General and administrative expenses	(5,828)	(1,054)	(241)	(7,123)
Depreciation and amortization	(9,330)	(3,554)	—	(12,884)
Operating income	7,935	4,529	2,765	15,229
Equity in earnings of unconsolidated affiliates	118	2,805	—	2,923
Gain on disposition of properties of unconsolidated affiliates	—	102,855	—	102,855
Gain on disposition of property	190	—	—	190
Interest and other finance expense	(7,274)	(2,868)	—	(10,142)
Income tax (provision) benefit	(71)	88	—	17
Net income	898	107,409	2,765	111,072
Noncontrolling interests
Net income attributable to noncontrolling interests	(1,465)	(81,043)	—	(82,508)
Net (loss) income attributable to Common Shareholders	$(567)	$26,366	$2,765	$28,564

Real Estate at Cost	$1,280,087	$835,637	$—	$2,115,724
Total Assets	$1,289,107	$1,071,135	$94,409	$2,454,651
Acquisition of Real Estate	$29,378	$—	$—	$29,378
Investment in Redevelopment and Improvements	$650	$36,086	$—	$36,736

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

11.    SEGMENT REPORTING (continued)

Three Months Ended September 30, 2013

(dollars in thousands)	Core Portfolio	Funds	Structured Financing	Total
Revenues	$28,115	$10,002	$2,969	$41,086
Property operating expenses, other operating and real estate taxes	(7,723)	(4,453)	—	(12,176)
General and administrative expenses	(4,954)	(381)	—	(5,335)
Depreciation and amortization	(7,890)	(2,560)	—	(10,450)
Operating income	7,548	2,608	2,969	13,125
Equity in (losses) earnings of unconsolidated affiliates	(49)	4,258	—	4,209
Interest and other finance expense	(6,683)	(3,912)	—	(10,595)
Income tax provision	(81)	(105)	—	(186)
Income from continuing operations	735	2,849	2,969	6,553
Discontinued operations
Operating income from discontinued operations	171	2,418	—	2,589
Net income	906	5,267	2,969	9,142
Noncontrolling interests
Loss from continuing operations	—	2,342	—	2,342
Income from discontinued operations	(68)	(1,931)	—	(1,999)
Net (income) loss attributable to noncontrolling interests	(68)	411	—	343
Net income attributable to Common Shareholders	$838	$5,678	$2,969	$9,485

Real Estate at Cost	$998,711	$676,406	$—	$1,675,117
Total Assets	$993,472	$1,260,544	$95,352	$2,349,368
Acquisition of Real Estate	$11,800	$19,175	$—	$30,975
Investment in Redevelopment and Improvements	$5,246	$30,736	$—	$35,982

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

11.    SEGMENT REPORTING (continued)

Nine Months Ended September 30, 2014

(dollars in thousands)	Core Portfolio	Funds	Structured Financing	Total
Revenues	$91,974	$39,938	$11,944	$143,856
Property operating expenses, other operating and real estate taxes	(23,693)	(14,426)	—	(38,119)
General and administrative expenses	(18,191)	(2,179)	(528)	(20,898)
Depreciation and amortization	(25,963)	(10,092)	—	(36,055)
Operating income	24,127	13,241	11,416	48,784
Equity in earnings of unconsolidated affiliates	441	6,941	—	7,382
Gain on disposition of properties of unconsolidated affiliates	—	102,855	—	102,855
Loss on debt extinguishment	—	(269)	—	(269)
Interest and other finance expense	(21,436)	(8,891)	—	(30,327)
Income tax (provision) benefit	(84)	16	—	(68)
Gain on disposition of property	12,577	561	—	13,138
Income from continuing operations	15,625	114,454	11,416	141,495
Discontinued operations
Gain on disposition of property	—	560	—	560
Net income	15,625	115,014	11,416	142,055
Noncontrolling interests
Income from continuing operations	(2,834)	(77,137)	—	(79,971)
Income from discontinued operations	—	(461)	—	(461)
Net income attributable to noncontrolling interests	(2,834)	(77,598)	—	(80,432)
Net income attributable to Common Shareholders	$12,791	$37,416	$11,416	$61,623

Real Estate at Cost	$1,280,087	$835,637	$—	$2,115,724
Total Assets	$1,289,107	$1,071,135	$94,409	$2,454,651
Acquisition of Real Estate	$136,978	$—	$—	$136,978
Investment in Redevelopment and Improvements	$3,711	$101,338	$—	$105,049

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

11.    SEGMENT REPORTING (continued)

Nine Months Ended September 30, 2013

(dollars in thousands)	Core Portfolio	Funds	Structured Financing	Total
Revenues	$82,252	$32,666	$9,265	$124,183
Property operating expenses, other operating and real estate taxes	(21,098)	(12,107)	—	(33,205)
General and administrative expenses	(16,042)	(1,221)	—	(17,263)
Depreciation and amortization	(21,187)	(8,091)	—	(29,278)
Operating income	23,925	11,247	9,265	44,437
Equity in (losses) earnings of unconsolidated affiliates	(96)	7,370	—	7,274
Impairment of asset	(1,500)	—	—	(1,500)
Interest and other finance expense	(19,169)	(10,637)	—	(29,806)
Income tax benefit (provision)	159	(216)	—	(57)
Income from continuing operations	3,319	7,764	9,265	20,348
Discontinued operations
Operating income from discontinued operations	384	5,010	—	5,394
Gain on disposition of property	—	4,191	—	4,191
Net income	3,703	16,965	9,265	29,933
Noncontrolling interests
Loss from continuing operations	—	6,103	—	6,103
Income from discontinued operations	(154)	(8,017)	—	(8,171)
Net income attributable to noncontrolling interests	(154)	(1,914)	—	(2,068)
Net income attributable to Common Shareholders	$3,549	$15,051	$9,265	$27,865

Real Estate at Cost	$998,711	$676,406	$—	$1,675,117
Total Assets	$993,472	$1,260,544	$95,352	$2,349,368
Acquisition of Real Estate	$120,900	$19,175	$—	$140,075
Investment in Redevelopment and Improvements	$8,957	$70,592	$—	$79,549

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

These awards were measured at their fair value on the grant date. Fair value was established as the market price of the Company's Common Shares as of the close of trading on the day preceding the grant date. The total value of the above Restricted Share Units and LTIP Units as of their respective grant dates was $11.9 million, of which $0.5 million was recognized as compensation expense in 2013, and $11.4 million will be recognized as compensation expense over the vesting period. Compensation expense of $0.6 million and $1.6 million has been recognized in the accompanying consolidated statements of income related to these awards for the three and nine months ended September 30, 2014.

Total long-term incentive compensation expense, including the expense related to the above-mentioned plans, was $1.6 million and $1.3 million for the three months ended September 30, 2014 and 2013, respectively, and $4.6 million and $3.8 million for the nine months ended September 30, 2014 and 2013, respectively.

On June 4, 2014, the Company issued 17,118 Restricted Shares and 1,518 LTIP Units to Trustees of the Company in connection with Trustee fees. Vesting with respect to 6,276 of the Restricted Shares and 1,518 of the LTIP Units will be on the first anniversary of the date of issuance and 10,842 of the Restricted Shares vest over three years with 33% vesting on each of the next three anniversaries of the issuance date. The Restricted Shares do not carry voting rights or other rights of Common Shares until vesting and may not be transferred, assigned or pledged until the recipients have a vested non-forfeitable right to such shares. Dividends are not paid currently on unvested Restricted Shares, but are paid cumulatively from the issuance date through the applicable vesting date of such Restricted Shares. Trustee fee expense of $0.08 million and $0.12 million for the three and nine months ended September 30, 2014 has been recognized in the accompanying consolidated statements of income related to this issuance.

Total Trustee fee expense, including the expense related to the above-mentioned issuance, was $0.2 million and $0.1 million for the three months ended September 30, 2014 and 2013, respectively, and $0.6 million and $0.5 million for the nine months ended September 30, 2014 and 2013, respectively.

In 2009, the Company adopted the Long Term Investment Alignment Program (the "Program") pursuant to which the Company may award units primarily to senior executives which would entitle them to receive up to 25% of any future Fund III Promote or Fund IV Promote when and if such Promotes are ultimately realized. The Company has awarded all of the units under the Program related to the Fund III Promote and 10% of the units related to the Fund IV Promote. These units were determined to have no value at issuance or as of September 30, 2014. In accordance with ASC Topic 718, "Compensation - Stock Compensation," compensation relating to these awards will be recorded based on the change in the estimated fair value at each reporting period.

13.    SUBSEQUENT EVENTS

During October 2014, the Company completed the acquisition of the Shops at Grand Avenue, located in Queens, New York for a purchase price of $56.0 million.

During October 2014, Fund IV completed the acquisition of 27 E. 61st Street located in Manhattan, New York for a purchase price of $19.3 million.

During October 2014, Fund IV completed the acquisition of 17 E. 71st Street located in Manhattan, New York for a purchase price of $28.0 million.

During October 2014, the Company completed a public share offering of approximately 3.9 million Common Shares for $116.3 million. Net proceeds after expenses were approximately $114.8 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is based on our consolidated financial statements as of September 30, 2014 and 2013 and for each of the three and nine months then ended. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto ("Notes to Consolidated Financial Statements").

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

As of September 30, 2014, we operated 138 properties, which we own or have an ownership interest in, within our Core Portfolio and Funds. These properties primarily consist of urban/street retail locations and suburban neighborhood and community shopping centers in densely populated metropolitan areas located primarily along the East Coast and in Chicago.

•	Core Portfolio

◦
Our Core Portfolio consists of those properties we either entirely own, or partially own in joint ventures, through the Operating Partnership, or subsidiaries thereof, not including those properties owned through our Funds. There are 84 properties in our Core Portfolio totaling 4.2 million square feet. As of September 30, 2014, the Core Portfolio physical occupancy was 96.0% and leased occupancy, which includes executed leases for which rent has not yet commenced, was 97.0%.

•	Funds

◦	Fund I has three properties totaling 0.1 million square feet.

◦	Fund II has five properties, three of which (representing 0.3 million square feet) are operating, one of which is under construction, and one of which is in the design phase.

◦	Fund III has 13 properties, ten of which (representing 1.6 million square feet) are operating and three of which are in various stages of redevelopment.

◦	Fund IV has 33 properties, seven of which (representing 0.9 million square feet) are operating and 26 of which are in the design phase.

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

RESULTS OF OPERATIONS
A discussion of the significant variances and primary factors contributing thereto within our results of operations are addressed below. Where there were no significant variances from period to period, the information in the following tables is presented without further discussion:

Comparison of the three months ended September 30, 2014 ("2014") to the three months ended September 30, 2013 ("2013")

(dollars in millions)	2014			2013
Revenues	Core Portfolio	Funds	Structured Financing	Core Portfolio	Funds	Structured Financing
Rental income	$25.8	$10.8	$—	$22.9	$7.7	$—
Interest income	—	—	3.0	—	—	3.0
Expense reimbursements	5.2	2.2	—	5.1	2.2	—
Other	0.3	0.4	—	0.1	0.1	—
Total revenues	$31.3	$13.4	$3.0	$28.1	$10.0	$3.0

Rental income in the Core Portfolio increased $2.9 million primarily as a result of additional rents of (i) $2.8 million following the acquisitions of 11 E. Walton, 61 Main Street, 865 W. North Avenue, 252-256 Greenwich Avenue, 152-154 Spring Street, 2520 Flatbush Avenue, Bedford Green and 131-135 Prince Street ("2014 Core Acquisitions") and (ii) $0.8 million following the acquisitions of 664 North Michigan Avenue, 8-12 E. Walton, 3200-3204 M Street, 868 Broadway, 313-315 Bowery and 120 West Broadway ("2013 Core Acquisitions"). These increases were partially offset by a $0.5 million reduction in rents following the disposition of Walnut Hill ("2014 Core Disposition"). Rental income in the Funds increased $3.1 million primarily as a result of additional rents of (i) $1.6 million as a result of re-anchoring and leasing activities within the Fund portfolio ("Fund Re-tenanting")

and (ii) $1.5 million from the acquisitions of Paramus Plaza, 1151 Third Avenue, Lake Montclair, and 938 West North Avenue ("2013 Fund Acquisitions").

(dollars in millions)	2014			2013
Operating Expenses	Core Portfolio	Funds	Structured Financing	Core Portfolio	Funds	Structured Financing
Property operating	$2.9	$2.3	$—	$3.5	$2.0	$—
Other operating	1.4	0.2	—	0.5	0.3	—
Real estate taxes	3.9	1.8	—	3.8	2.1	—
General and administrative	6.0	1.1	—	5.1	0.2	—
Depreciation and amortization	9.3	3.6	—	7.9	2.6	—
Total operating expenses	$23.5	$9.0	$—	$20.8	$7.2	$—

Depreciation and amortization in the Core Portfolio increased $1.4 million primarily as a result of the 2013 and 2014 Core Acquisitions. Depreciation and amortization in the Funds increased $1.0 million primarily as a result of 2013 Fund Acquisitions.

(dollars in millions)	2014			2013
Other	Core Portfolio	Funds	Structured Financing	Core Portfolio	Funds	Structured Financing
Equity in earnings of unconsolidated affiliates	$0.1	$105.7	$—	$—	$4.2	$—
Gain on disposition of property	0.2	—	—	—	—	—
Interest and other finance expense	(7.2)	(2.9)	—	(6.7)	(3.9)	—
Income tax benefit (provision)	(0.1)	0.1	—	(0.1)	(0.1)	—
Income from discontinued operations	—	—	—	0.2	2.4	—
Net (income) loss attributable to noncontrolling interests -
- Continuing operations	(1.5)	(81.0)	—	—	2.3	—
- Discontinued operations	—	—	—	(0.1)	(1.9)	—

Equity in earnings of unconsolidated affiliates in the Funds increased $101.5 million primarily as a result of the gain on sale of our investments in the Fund III and Fund IV Lincoln Road Portfolios.

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

Comparison of the nine months ended September 30, 2014 ("2014") to the nine months ended September 30, 2013 ("2013")

(dollars in millions)	2014			2013
Revenues	Core Portfolio	Funds	Structured Financing	Core Portfolio	Funds	Structured Financing
Rental income	$75.2	$31.3	$—	$66.8	$23.3	$—
Interest income	—	—	9.2	—	—	9.3
Expense reimbursements	16.2	7.8	—	14.5	6.5	—
Other	0.6	1.0	2.5	0.9	2.9	—
Total revenues	$92.0	$40.1	$11.7	$82.2	$32.7	$9.3

Rental income in the Core Portfolio increased $8.4 million primarily as a result of additional rents of (i) $5.0 million from 2014 Core Acquisitions, (ii) $4.3 million from 2013 Core Acquisitions and (iii) $1.1 million as a result of re-anchoring and leasing activities within the Core Portfolio ("Core Re-tenanting"). These increases were partially offset by a decrease of $2.0 million from the sale of the A&P Shopping Center ("2013 Core Disposition") and 2014 Core Dispositions. Rental income in the Funds increased $8.0 million primarily as a result of additional rents of $4.8 million from 2013 Fund Acquisitions and $3.2 million from Fund Re-tenanting.

Expense reimbursements in the Core Portfolio increased $1.7 million primarily as a result of the 2013 and 2014 Core Acquisitions and reimbursement of higher winter related operating costs in 2014. Expense reimbursements in the Funds increased $1.3 million primarily as a result of the 2013 Fund Acquisitions and reimbursement of higher winter related operating costs in 2014.

Other income in the Funds decreased $1.9 million in 2014 primarily due to the income recognized from the collection of a note receivable during 2013, which had been previously written off. Other income in Structured Financing increased $2.5 million as a result of the collection of two notes for which reserves had been established prior to 2014.

(dollars in millions)	2014			2013
Operating Expenses	Core Portfolio	Funds	Structured Financing	Core Portfolio	Funds	Structured Financing
Property operating	$10.4	$7.6	$—	$9.5	$5.0	$—
Other operating	2.8	0.4	—	1.4	1.3	—
Real estate taxes	10.5	6.4	—	10.1	5.8	—
General and administrative	18.6	2.3	—	16.1	1.2	—
Depreciation and amortization	26.0	10.1	—	21.2	8.1	—
Total operating expenses	$68.3	$26.8	$—	$58.3	$21.4	$—

Property operating expenses in the Funds increased $2.6 million primarily as a result of the 2013 Fund Acquisitions, and higher winter related operating costs during 2014.

Other operating expenses within the Core Portfolio increased by $1.4 million primarily due to acquisition costs related to the 2014 Core Acquisitions.

General and administrative expenses increased $2.5 million in the Core Portfolio primarily as a result of (i) higher internal capitalized leasing salaries of $1.0 million in 2013, (ii) $0.9 million of additional stock compensation during 2014 and (iii) $0.6 million of higher legal costs in 2014. General and administrative expenses in the Funds increased by $1.1 million as a result of additional legal and tax counsel costs during 2014.

Depreciation and amortization in the Core Portfolio increased $4.8 million primarily as a result of the 2013 and 2014 Core Acquisitions. Depreciation and amortization in the Funds increased $2.0 million primarily as a result of the 2013 and 2014 Fund Acquisitions.

(dollars in millions)	2014			2013
Other	Core Portfolio	Funds	Structured Financing	Core Portfolio	Funds	Structured Financing
Equity in earnings of unconsolidated affiliates	$0.4	$109.8	$—	$(0.1)	$7.4	$—
Impairment of asset	—	—	—	(1.5)	—	—
Loss on debt extinguishment	—	(0.3)		—	—	—
Gain on disposition of property	12.6	0.5	—	—	—	—
Interest and other finance expense	(21.4)	(8.9)	—	(19.2)	(10.6)	—
Income tax benefit (provision)	(0.1)	—	—	0.1	(0.2)	—
Income from discontinued operations	—	0.6	—	0.4	9.2	—
Net (income) loss attributable to noncontrolling interests -
- Continuing operations	(2.8)	(77.1)	—	—	6.1	—
- Discontinued operations	—	(0.5)	—	(0.2)	(8.0)	—

Equity in earnings of unconsolidated affiliates in the Funds increased $102.4 million primarily as a result of the gain on sale of our investments in the Fund III and Fund IV Lincoln Road Portfolios.

Impairment of asset in the Core Portfolio represents a charge related to Walnut Hill during 2013.

Gain on disposition of property in the Core Portfolio during 2014 represents the gain on the foreclosure of the Walnut Hill Plaza (See Note 4).

Interest expense in the Core Portfolio increased $2.2 million as a result of (i) a $3.2 million increase related to higher average outstanding borrowings during 2014, (ii) a decrease of $1.2 million in capitalized interest during 2014 and (iii) a $0.5 million increase in market rate adjustments of assumed debt interest expense during 2014. These increases were offset by a $2.7 million decrease in interest expense related to lower average interest rates during 2014. Interest expense in the Funds decreased $1.7 million as a result of a $4.0 million increase in capitalized interest related to our City Point redevelopment project during 2014 and a $1.0 million decrease related to lower average interest rates during 2014. These decreases were offset by a $3.1 million increase related to higher average outstanding borrowings during 2014.

Income from discontinued operations represents activity related to properties sold during 2013 and 2014.

Net (income) loss attributable to noncontrolling interests - Continuing operations primarily represents the noncontrolling interests' share of all the Funds' variances discussed above.

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

Net Property Operating Income

NOI is determined as follows:

(dollars in millions)
Reconciliation of Consolidated Operating Income to NOI - Core Portfolio
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Consolidated Operating Income	$15.2	$13.1	$48.8	$44.4
Add back:
General and administrative	7.1	5.3	20.9	17.3
Depreciation and amortization	12.9	10.5	36.0	29.3
Less:
Interest income	(3.0)	(3.0)	(9.2)	(9.3)
Straight-line rent and other adjustments	(0.6)	(1.1)	(6.1)	(4.2)
Consolidated NOI	31.6	24.8	90.4	77.5
Noncontrolling interest in consolidated NOI	(10.1)	(7.4)	(28.8)	(25.6)
Less: Operating Partnership's interest in Fund NOI included above	(1.7)	(1.2)	(4.6)	(4.0)
Add: Operating Partnership's share of unconsolidated joint ventures NOI [1]	0.9	0.7	2.7	2.0
Core Portfolio NOI	$20.7	$16.9	$59.7	$49.9

Note:

(1) Does not include the Operating Partnership's share of NOI from unconsolidated joint ventures within the Funds

Same-property NOI includes properties in our Core Portfolio that we owned for both the current and prior periods presented, but excludes those properties which we acquired, sold or expected to sell, and redeveloped during these periods. We define a redevelopment property as an asset that is being repositioned in its market or undergoing significant renovation. Redevelopment activities involve taking a substantial portion of leasable space temporarily out of service and typically include structural work, demising of existing space and/or facade renovation. The following table summarizes same-property NOI for our Core Portfolio for the three and nine months ended September 30, 2014 and 2013:

Reconciliation of Core Portfolio NOI to Same-Property NOI

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2014	2013	2014	2013
Core Portfolio NOI - Continuing Operations	$20.7	$16.9	$59.7	$49.9
Less properties excluded from Same-Property NOI	(5.1)	(2.4)	(12.6)	(5.3)
Same-Property NOI	$15.6	$14.5	$47.1	$44.6

Percent change from 2013	7.7%		5.6%

Components of Same-Property NOI
Same-Property Revenues	$21.0	$20.5	$63.9	$61.1
Same-Property Operating Expenses	5.4	6.0	16.8	16.5
Same-Property NOI	$15.6	$14.5	$47.1	$44.6

The increases in Same-Property NOI in the Core Portfolio for the three and nine months ended September 30, 2014 were primarily attributable to contractual rent increases and occupancy gains.

The following table summarizes rent spreads on both a cash basis and straight-line basis for new and renewal leases based on leases executed within our Core Portfolio during the three and nine months ended September 30, 2014. Cash basis represents a comparison of rent most recently paid on the previous lease as compared to the initial rent paid on the new lease. Straight-line basis represents a comparison of rents as adjusted for contractual escalations, abated rent and lease incentives for the same comparable leases.

Rent Spreads on New and Renewal Leases - Core Portfolio
	Three Months Ended		Nine Months Ended
	September 30, 2014		September 30, 2014
Core Portfolio New and Renewal Leases	Cash Basis	Straight-Line Basis (GAAP)	Cash Basis	Straight-Line Basis (GAAP)
Number of new and renewal leases executed	10	10	31	31
Gross leasable area	71,336	71,336	286,382	286,382
New average base rent	$18.84	$19.69	$23.40	$25.28
Expiring average base rent	$17.32	$16.80	$19.72	$19.24
Percent growth in average base rent	8.7%	17.2%	18.7%	31.4%
Average cost per square foot (1)	$57.36	$57.36	$25.18	$25.18
Weighted average lease term (years)	6.9	6.9	6	6
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

The reconciliation of net income to FFO for the three and nine months ended September 30, 2014 and 2013 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(amounts in millions, except per share amounts)	2014	2013	2014	2013
Funds From Operations
Net income attributable to Common Shareholders	$28.6	$9.5	$61.6	$27.9
Depreciation of real estate and amortization of leasing costs (net of noncontrolling interests’ share)	9.7	8.3	27.6	23.1
Gain on sale (net of noncontrolling interests’ share)	(21.0)	—	(33.2)	(0.8)
Impairment of asset	—	—	—	1.5
Income attributable to noncontrolling interests’ in Operating Partnership	1.4	0.1	2.7	0.4
Funds from operations	$18.7	$17.9	$58.7	$52.1
Funds From Operations per Share - Diluted
Weighted average number of Common Shares and OP Units	62.8	56.4	60.6	55.7
Diluted funds from operations, per share	$0.30	$0.32	$0.97	$0.94

USES OF LIQUIDITY

Our principal uses of liquidity are (i) distributions to our shareholders and OP unit holders, (ii) investments which include the property acquisitions and redevelopment/re-tenanting activities within our Core Portfolio and the funding of our capital committed to the Funds, (iii) distributions to our Fund investors and (iv) debt service and loan repayments.

Distributions

In order to qualify as a REIT for Federal income tax purposes, we must currently distribute at least 90% of our taxable income to our shareholders. For the three and nine months ended September 30, 2014, we paid dividends and distributions on our Common Shares, Common OP Units and LTIP Unit holders totaling $14.4 million and $41.5 million, respectively, which were funded from the Operating Partnership's share of operating cash flow.

Distributions of $126.3 million were made to noncontrolling interests in Fund III during the nine months ended September 30, 2014. Of this, $5.9 million was made from operating cash flows, $93.7 million was from proceeds following the disposition of property, and $26.7 million resulted from financing proceeds.

Distributions of $73.8 million were made to noncontrolling interests in Fund IV during the nine months ended September 30, 2014. Of this, $71.3 million was from the proceeds following the disposition of property, and $2.5 million resulted from financing proceeds.

Distributions to other noncontrolling interests within Fund joint ventures totaled $9.3 million for the nine months ended September 30, 2014.

Investments

Core Portfolio

For the nine months ended September 30, 2014, we acquired eight properties for an aggregate purchase price of $243.7 million. See Note 4 to the Notes to Consolidated Financial Statements for a discussion of these investments. We have a current acquisitions pipeline under contract aggregating $154.4 million of Chicago and New York street retail, which is subject to customary closing conditions, and, as such, no assurance can be given that we will successfully close on this pipeline.

Our Core Portfolio redevelopment and re-anchoring programs focus on selecting well-located street retail locations and suburban shopping centers and creating significant value through re-tenanting and property redevelopment. During 2013, we initiated the re-anchoring of a former A&P supermarket location at our Crossroads Shopping Center. The re-anchoring is substantially completed. Costs associated with this redevelopment have aggregated $8.8 million to date.

Structured Financings

For the nine months ended September 30, 2014, we made five note receivable and preferred equity investments aggregating $22.5 million. We also increased an existing note investment by an additional $1.0 million. See Note 6 to the Notes to Consolidated Financial Statements for an overview of our notes receivable.

Funds

For the nine months ended September 30, 2014, Fund IV acquired 25 properties for an aggregate purchase price of $59.2 million, of which the Operating Partnership's share was $13.7 million. See Note 4 to the Notes to Consolidated Financial Statements for a discussion of these investments.

As part of our Fund investment strategy, we acquire real estate assets that require significant redevelopment. As of September 30, 2014, we had seven redevelopment projects, one of which is under construction and six of which are in various stages of development as follows:

(dollars in millions)
Property	Owner	Costs to date (1)	Anticipated additional costs (2)	Status	Anticipated square feet upon completion	Anticipated completion dates
City Point (3)	Fund II	$306.7	($26.7) - $3.3	Construction commenced	675,000	2015
Sherman Plaza	Fund II	35.1	To be determined	Pre-construction	To be determined	To be determined
Cortlandt Crossing	Fund III	12.8	34.2 - 43.2	Pre-construction	150,000 - 170,000	2016
3104 M Street NW	Fund III	3.7	3.3 - 4.8	Pre-construction	10,000	To be determined
Broad Hollow Commons	Fund III	13.9	36.1 - 46.1	Pre-construction	180,000 - 200,000	2016
210 Bowery	Fund IV	8.0	3.5 - 4.0	Pre-construction	10,000	2016
Broughton Street Portfolio	Fund IV	38.6	23.4 - 29.4	Pre-construction	To be determined	2016
Total		$418.8	$73.8 - $130.8

Notes:

(1) The Operating Partnership's share of these costs are estimated to range from $13.8 million to $25.0 million.

(2) Anticipated additional costs are estimated ranges for completing the projects and include costs for tenant improvements and leasing commissions.

(3) Net of anticipated reimbursements from retail tenants and proceeds from residential tower sales.

Debt Service and Loan Repayments

For the nine months ended September 30, 2014, the Company repaid two loans with an aggregate principal balance of $17.5 million. In addition, the Company made scheduled amortization payments totaling $4.6 million during the nine months ended September 30, 2014.

Share Repurchase

We have an existing share repurchase program that authorizes management, at its discretion, to repurchase up to $20.0 million of our outstanding Common Shares. The program may be discontinued or extended at any time and there is no assurance that we will purchase the full amount authorized. Under this program we have repurchased 2.1 million Common Shares, none of which were repurchased after December 2001. As of September 30, 2014, management has remaining authority to repurchase up to approximately $7.5 million of our outstanding Common Shares under this program.

SOURCES OF LIQUIDITY

Our principal sources of liquidity include (i) the issuance of both Common Shares and OP Units, (ii) the issuance of both secured and unsecured debt, (iii) unfunded capital commitments from noncontrolling interests within our Funds III and IV of $82.4 million and $322.6 million, respectively, (iv) future sales of existing properties and (v) cash on hand of $131.1 million as of September 30, 2014 and future cash flows from operating activities.

Issuance of Equity

During May 2014, we filed a universal, unlimited shelf registration on Form S-3. The registration is active through May 2017 and allows the Company to issue Common Shares, Preferred Shares, debt securities, and other securities with no restrictions on the amount.

During 2014, we have issued 4.3 million Common Shares under our at-the-market ("ATM") equity program for net proceeds of $114.9 million. See Note 3 in the Notes to Consolidated Financial Statements for additional information related to our ATM equity program.

During October 2014, we completed a public share offering of approximately 3.9 million Common Shares for $116.3 million. Net proceeds after expenses were approximately $114.8 million.

Fund Capital

During the first nine months of 2014, capital contributions received from noncontrolling interests in our Funds totaled $31.5 million. As of September 30, 2014, unfunded capital commitments from noncontrolling interests in our Funds totaled $405.0 million. See Note 1 in the Notes to Consolidated Financial Statements for additional information related to our Fund capital activity.

Asset Sales

In April 2014, we closed on the sale of Fund III's Sheepshead Bay property for $20.2 million, of which the Operating Partnership's share was $4.0 million. In addition, during June 2014, we completed the sale of the air rights for the development of one of the market-rate housing towers at Fund II's City Point project ("Tower 2"). Net proceeds collected at closing for this disposition, were $12.4 million. In addition, $13.7 million of the purchase price was deferred and is anticipated to be collected over the next 18 months. In July 2014, we completed the sale of undeveloped land in New Castle, Pennsylvania for $0.4 million. In August 2014, we completed the sale of six unconsolidated properties within Fund III and Fund IV for $342.0 million, of which the Operating Partnership's share was $35.7 million. See Note 4 in the Notes to the Consolidated Financial Statements for additional information related to our asset dispositions.

We currently have one Fund II asset under contract for sale for $32.0 million.

Structured Financing Repayments

See Note 6 in the Notes to Consolidated Financial Statements, for an overview of our notes receivable and preferred equity investments, and for payments received during the nine months ended September 30, 2014.

Debt Financings

During the nine months ended September 30, 2014, we received loan proceeds of $94.7 million, net of repayments of $134.3 million. See Note 8 in the Notes to Consolidated Financial Statements for additional information on the transactions related to mortgage loans, bond financing and credit facilities completed during the nine months ended September 30, 2014.

As of September 30, 2014, mortgages, convertible notes and other notes payable aggregated $1,139.8 million, net of unamortized premium of $1.3 million, and the mortgages were collateralized by 41 properties and related tenant leases. Interest rates on our outstanding mortgage indebtedness, convertible notes and other notes payable ranged from 1.00% to 7.25% with maturities that ranged from November 2014 to April 2023. Taking into consideration $191.5 million of notional principal under variable to fixed-rate swap agreements currently in effect, $814.7 million of the mortgages, convertible notes and other notes payable, or 71.5%, was fixed at a 5.02% weighted average interest rate and $325.1 million, or 28.5% was floating at a 1.92% weighted average interest rate as of September 30, 2014. There is $20.0 million of debt maturing in 2014 at a weighted average interest rate of 7.25%. In addition, there is $2.0 million of scheduled principal amortization due in 2014. As it relates to the maturing debt in 2014, we may not have sufficient cash on hand to repay such indebtedness, and, therefore, we expect to refinance at least a portion of this indebtedness or select other alternatives based on market conditions as these loans mature.

The following table sets forth certain information pertaining to our secured and unsecured credit facilities:

(dollars in millions) Borrower	Total amount of credit facility	Amount borrowed as of December 31, 2013	Net borrowings (repayments) during the nine months ended September 30, 2014	Amount borrowed as of September 30, 2014	Letters of credit outstanding as of September 30, 2014	Amount available under credit facilities as of September 30, 2014
Acadia Realty, LP (1)	$150.0	$—	$—	$—	$12.5	$137.5
Fund IV (2)	150.0	68.8	(1.4)	67.4	—	82.6
Total	$300.0	$68.8	$(1.4)	$67.4	$12.5	$220.1

Notes:

(1) This is an unsecured revolving credit facility.
(2) The Fund IV revolving subscription line of credit is secured by unfunded investor capital commitments.

The following table summarizes our mortgage and other indebtedness as of September 30, 2014 and December 31, 2013:

(dollars in millions)
Description of Debt and Collateral	9/30/14	12/31/13	Interest Rate at 9/30/14	Maturity	Payment Terms
Variable-rate debt
Liberty Avenue	$9.0	$9.1	2.90% (LIBOR+2.75%)	4/30/2015	Monthly principal and interest
210 Bowery	4.6	4.6	2.10% (LIBOR+1.95%)	6/1/2015	Interest only monthly
640 Broadway	22.7	22.8	3.101% (LIBOR+2.95%)	7/1/2015	Interest only monthly
Heritage Shops	—	20.9	2.41% (LIBOR+2.25%)	8/10/2015	Interest only monthly
CityPoint	20.7	20.7	4.15% (LIBOR+4.00%)	8/12/2015	Interest only monthly
CityPoint	20.0	20.0	5.15% (LIBOR+5.00%)	8/23/2015	Monthly principal and interest
Cortlandt Towne Center	84.1	84.7	1.80% (LIBOR+1.65%)	10/26/2015	Monthly principal and interest
New Hyde Park Shopping Center	—	6.3	2.40% (LIBOR+2.25%)	11/10/2015	Monthly principal and interest
Nostrand Ave	12.2	12.5	2.80% (LIBOR+2.65%)	2/1/2016	Monthly principal and interest
Heritage Shops	24.5	—	1.70% (LIBOR+1.55%	2/28/2016	Interest only monthly
Lincoln Park Centre	23.0	23.0	1.60% (LIBOR+1.45%)	12/3/2016	Interest only monthly
654 Broadway	9.0	—	2.03% (LIBOR+1.88%)	3/7/2017	Interest only monthly
New Hyde Park Shopping Center	11.8	—	2.00% (LIBOR+1.85%)	5/1/2017	Monthly principal and interest
938 W. North Avenue	12.5	—	2.50% (LIBOR+2.35%)	5/1/2017	Interest only monthly
1151 Third Avenue	12.5	—	1.90% (LIBOR+1.75%)	6/3/2017	Monthly principal and interest
161st Street	29.5	29.5	2.65% (LIBOR+2.50%)	4/1/2018	Interest only monthly
664 N. Michigan	44.7	—	1.80% (LIBOR+1.65%)	6/28/2018	Interest only monthly
Paramus Plaza	12.6	—	1.85% (LIBOR+1.70%)	2/20/2019	Interest only monthly
Lake Montclair	15.4	—	2.30% (LIBOR+2.15%)	5/1/2019	Monthly principal and interest
4401 N White Plains Road	6.2	6.2	2.05% (LIBOR+1.90%)	9/1/2022	Monthly principal and interest
28 Jericho Turnpike	15.9	16.2	2.05% (LIBOR+1.90%)	1/23/2023	Monthly principal and interest
60 Orange Street	8.3	8.5	1.90% (LIBOR+1.75%)	4/3/2023	Monthly principal and interest
Sub-total mortgage notes payable	399.2	285.0
Unsecured debt
Fund IV revolving subscription line of credit	67.4	68.8	1.80% (LIBOR+1.65%)	11/20/2015	Interest only monthly
Unsecured line of credit	—	—	1.55% (LIBOR+1.40%)	1/31/2018	Interest only monthly
Unsecured term loan	50.0	50.0	1.45% (LIBOR+1.30%)	11/25/2019	Interest only monthly
Sub-total credit facilities	117.4	118.8
Interest rate swaps (1)	(191.5)	(179.7)
Total variable-rate debt, net of swaps	325.1	224.1

(dollars in millions)
Description of Debt and Collateral	9/30/14	12/31/13	Interest Rate at 9/30/14	Maturity	Payment Terms
Fixed-rate debt
Clark Diversey	$—	$4.2	6.35%	7/1/2014	Monthly principal and interest
New Loudon Center	—	13.4	5.64%	9/6/2014	Monthly principal and interest
City Point	20.0	20.0	7.25%	11/1/2014	Interest only quarterly
Crescent Plaza	16.5	16.7	4.98%	9/6/2015	Monthly principal and interest
Pacesetter Park Shopping Center	11.4	11.5	5.12%	11/6/2015	Monthly principal and interest
Elmwood Park Shopping Center	32.3	32.7	5.53%	1/1/2016	Monthly principal and interest
Chicago Portfolio	15.3	15.6	5.61%	2/1/2016	Monthly principal and interest
The Gateway Shopping Center	19.5	19.7	5.44%	3/1/2016	Monthly principal and interest
340 River Street	10.7	10.9	5.30%	5/1/2016	Monthly principal and interest
Brandywine	166.2	166.2	5.99%	7/1/2016	Interest only monthly
Walnut Hill Plaza	—	22.9	6.06%	10/1/2016	Monthly principal and interest
Rhode Island Shopping Center	16.0	16.2	6.35%	12/1/2016	Monthly principal and interest
239 Greenwich Avenue	26.0	26.0	5.42%	2/11/2017	Interest only monthly
639 W Diversey	4.3	4.3	6.65%	3/1/2017	Monthly principal and interest
Merrillville Plaza	25.6	25.8	5.88%	8/1/2017	Interest only monthly
Bedford Green	29.7	—	5.10%	9/5/2017	Monthly principal and interest
216th Street	25.5	25.5	5.80%	10/1/2017	Interest only monthly
City Point	198.5	197.0	4.75%	2019 (2)	Interest only monthly
City Point	5.3	5.3	1.00%	8/23/2019	Interest only monthly
Convertible Notes	0.4	0.4	3.75%	(3)	Interest only semi-annually
Interest rate swaps (1)	191.5	179.7	3.91%
Total fixed-rate debt, including swaps	814.7	814.0
Unamortized premium	1.3	1.9
Total	$1,141.1	$1,040.0

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

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

At September 30, 2014, maturities on our mortgages, convertible notes and other notes payable ranged from November 2014 to April 2023. In addition, we have non-cancelable ground leases, with terms expiring between 2019 and 2066, at seven of our shopping centers. We also lease space for our corporate headquarters for a term expiring in 2015. The following table summarizes our debt maturities, obligations under non-cancelable operating leases and construction contracts as of September 30, 2014:

(dollars in millions)	Payments due by period
Contractual obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Future debt maturities	$1,139.1	$120.0	$614.8	$129.7	$274.6
Interest obligations on debt	147.3	47.7	58.7	29.1	11.8
Operating lease obligations	32.8	2.6	5.2	3.3	21.7
Construction commitments	99.4	99.4	—	—	—
Total	$1,418.6	$269.7	$678.7	$162.1	$308.1

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

See Note 5 of the Notes to Consolidated Financial Statements for a discussion of our unconsolidated investments. Our pro-rata share of debt related to these unconsolidated investments is as follows:

(dollars in millions)	Operating Partnership
Investment	Pro-rata share of mortgage debt	Interest rate at September 30, 2014	Maturity Date
Crossroads (1)	$28.1	5.37%	December 2014
Parkway Crossing	2.3	2.35%	January 2015
Arundel Plaza	1.6	5.60%	April 2015
Promenade at Manassas	5.7	1.55%	November 2016
White City Shopping Center	9.5	2.30%	February 2021
Georgetown Portfolio	9.0	4.72%	December 2027
Total	$56.2

Note:

(1) Subsequent to September 30, 2014, we refinanced the loan secured by the Crossroads Shopping Center. The new $67.5 million loan replaced the existing $57.4 million loan. The new loan bears interest at 3.94% and matures September 30, 2024.

In addition, we have arranged for the provision of two separate letters of credit in connection with certain leases and investments. As of September 30, 2014, there was no outstanding balance under the letters of credit. If the letters of credit were fully drawn, the maximum amount of our exposure would be $12.5 million.

In addition to our derivative financial instruments, one of our unconsolidated affiliates is a party to two separate interest rate LIBOR swaps with a notional value of $28.3 million, which effectively fix the interest rate at 5.56% and expire in December 2017. Our pro-rata share of the fair value of such affiliates' derivative liabilities totaled $1.3 million at September 30, 2014.

HISTORICAL CASH FLOW

The following table compares the historical cash flows for the nine months ended September 30, 2014 ("2014") with the cash flow for the nine months ended September 30, 2013 ("2013"):

	Nine Months Ended September 30,
(dollars in millions)	2014	2013	Change
Net cash provided by operating activities	$61.7	$41.6	$20.1
Net cash used in investing activities	(59.0)	(160.2)	101.2
Net cash provided by financing activities	49.2	115.2	(66.0)
Total	$51.9	$(3.4)	$55.3

A discussion of the significant changes in cash flows for 2014 compared to 2013 is as follows:

Operating Activities

The increase of $20.1 million in net cash provided by operating activities primarily resulted from the following:

Items which contributed to an increase in cash from operating activities:

•	Additional cash of $17.2 million used during 2013 to fund prepaid ground rent for Fund II's City Point project

•	Additional net operating income during 2014 from Core and Fund Property acquisitions

Item which contributed to a decrease in cash from operating activities:

•	A reduction in net operating income from Core and Fund Property dispositions during 2014

Investing Activities

The decrease of $101.2 million in net cash used in investing activities primarily resulted from the following:

Items which contributed to a decrease in cash used in investing activities:

•	An increase of $188.9 million in proceeds from disposition of properties of unconsolidated affiliates during 2014, primarily attributable to the Lincoln Road Portfolios

•	An increase of $19.4 million in proceeds from sales of properties during 2014

Items which contributed to an increase in cash used in investing activities:

•	A decrease of $57.8 million in return of capital from unconsolidated affiliates during 2014

•	An increase of $25.5 million used in redevelopment and improvement of properties during 2014 primarily attributable to the redevelopment of Fund II's City Point project

•	An increase of $23.5 million used in the issuance of notes receivable during 2014

Financing Activities

The $66.0 million decrease in net cash provided by financing activities resulted primarily from the following:

Items which contributed to a decrease in cash from financing activities:

•	An increase of $182.9 million in distributions to noncontrolling interests during 2014

•	An increase of $6.9 million in dividends paid to Common Shareholders during 2014

Items which contributed to an increase in cash from financing activities:

•	An additional $68.7 million in mortgage debt proceeds, net of principal payments and funding of a restricted cash account during 2014

•	An increase of $38.0 million of net proceeds from the issuance of Common Shares, net of costs during 2014

•	A decrease of $8.9 million in payments of deferred financing costs during 2014

•	An increase of $7.8 million in capital contributions from noncontrolling interests during 2014

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

Currently, we manage our exposure to fluctuations in interest rates primarily through the use of fixed-rate debt and interest rate swap and cap agreements. As of September 30, 2014, we had total mortgage debt, convertible notes and other notes payable of $1,139.8 million, net of unamortized premium of $1.3 million, of which $814.7 million or 71.5% was fixed-rate, inclusive of interest rate swaps, and $325.1 million or 28.5% was variable-rate based upon LIBOR plus certain spreads. As of September 30, 2014, we were a party to 12 interest rate swap transactions and four interest rate caps to hedge our exposure to changes in interest rates with respect to $191.5 million and $139.9 million of LIBOR-based variable-rate debt, respectively.

Of our total consolidated outstanding debt, $20.0 million and $262.1 million will become due in 2014 and 2015, respectively. As we intend on refinancing some or all of such debt at the then-existing market interest rates, which may be greater than the current interest rate, our interest expense would increase by approximately $2.8 million annually if the interest rate on the refinanced debt increased by 100 basis points. After giving effect to noncontrolling interests, our share of this increase would be $0.8 million.

Interest expense on our consolidated variable-rate debt, net of variable to fixed-rate swap agreements currently in effect, as of September 30, 2014 would increase by $3.3 million annually if LIBOR increased by 100 basis points. After giving effect to noncontrolling interests, our share of this increase would be $0.7 million. We may seek additional variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, we would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.

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

In December 2013, in connection with Phase 2 of the City Point Project, Albee Development LLC ("Albee") and a non-affiliated construction manager were served with a Summons With Notice as well as a Demand for Arbitration by Casino Development Group, Inc. ("Casino"), the former contractor responsible for the excavation and concrete work at the City Point Project. Albee terminated the contract with Casino for cause prior to completion of the contract. The plaintiff is seeking approximately $8.5 million. Albee believes that it has meritorious defenses to, and is prepared to vigorously defend itself against the claims. Presently, the parties are before the New York State Supreme Court in Kings County on procedural matters; Albee's position is that Casino waived any right to arbitrate. As the case is in the early stages of litigation, the outcome of these claims cannot be determined at this time.

As previously disclosed in the Company's Annual Report filed on Form 10-K, during August 2009, we terminated the employment of a former Senior Vice President (the "Former Employee") for engaging in conduct that materially violated the Company's employee handbook. The Company decided that the behavior fell within the definition of "cause" in his severance agreement with us and therefore did not pay him anything thereunder. The Former Employee brought a lawsuit against us in New York State Supreme Court (the "Court"), in the amount of $0.9 million alleging breach of the severance agreement. On August 7, 2014, the Court granted summary judgment in favor of the Company, as defendant, and against plaintiff, the Former Executive, finding that his conduct in fact and law, constituted “cause” under his severance agreement. Plaintiff has filed a notice of appeal but has not yet perfected his appeal.  The Company continues to believe that termination was justified for ”cause” and that it will be successful on appeal.

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

ACADIA REALTY TRUST

November 5, 2014	/s/ Kenneth F. Bernstein Kenneth F. Bernstein President and Chief Executive Officer (Principal Executive Officer)

November 5, 2014	/s/ Jonathan W. Grisham Jonathan W. Grisham Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Description
3.1	Declaration of Trust of the Company (incorporated by reference to the copy thereof filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K filed for the fiscal year ended December 31, 2012.)
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