Form 10-K
period 2014-12-31
ACADIA REALTY TRUST
filed 2015-02-20
CIK 899629

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $1,672.8 million, based on a price of $28.28 per share, the average sales price for the registrant’s common shares of beneficial interest on the New York Stock Exchange on that date.

The number of shares of the registrant’s common shares of beneficial interest outstanding on February 20, 2015 was 68,147,658.
DOCUMENTS INCORPORATED BY REFERENCE
Part III – Portions of the registrant’s definitive proxy statement relating to its 2015 Annual Meeting of Shareholders presently scheduled to be held May 27, 2015 to be filed pursuant to Regulation 14A.

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

PART I
ITEM 1. BUSINESS.

GENERAL

Acadia Realty Trust (the "Trust") was formed on March 4, 1993 as a Maryland real estate investment trust ("REIT"). All references to "Acadia," "we," "us," "our" and "Company" refer to the Trust and its consolidated subsidiaries. We are a fully integrated REIT focused on the ownership, acquisition, redevelopment and management of high-quality retail properties located primarily in high-barrier-to-entry, supply-constrained, densely-populated metropolitan areas in the United States. We currently own, or have an ownership interest in these properties through our Core Portfolio (as defined below) and our Funds (as defined in Item 1. of this Form 10-K).

All of our assets are held by, and all of our operations are conducted through, Acadia Realty Limited Partnership (the "Operating Partnership") and entities in which the Operating Partnership owns an interest. As of December 31, 2014, the Trust controlled 95% of the Operating Partnership as the sole general partner. As the general partner, the Trust is entitled to share, in proportion to its percentage interest, in the cash distributions and profits and losses of the Operating Partnership. The limited partners primarily represent entities or individuals that contributed their interests in certain properties or entities to the Operating Partnership in exchange for common or preferred units of limited partnership interest ("Common OP Units" or "Preferred OP Units", respectively, and collectively, "OP Units") and employees who have been awarded restricted Common OP Units as long-term incentive compensation ("LTIP Units"). Limited partners holding Common OP and LTIP Units are generally entitled to exchange their units on a one-for-one basis for our common shares of beneficial interest of the Trust ("Common Shares"). This structure is referred to as an umbrella partnership REIT, or "UPREIT".

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

•
Generate additional growth through our Funds in which we co-invest with high-quality institutional investors. Our Fund strategy focuses on opportunistic yet disciplined acquisitions with high inherent opportunity for the creation of additional value, execution on this opportunity and the realization of value through the sale of these assets. In connection with this strategy, we focus on:

◦	value-add investments in street retail properties, located in established and "next generation" submarkets, with re-tenanting or repositioning opportunities,

◦	opportunistic acquisitions of well-located real estate anchored by distressed retailers, and

◦	other opportunistic acquisitions, which vary based on market conditions and may include high-yield acquisitions and purchases of distressed debt.

Some of these investments historically have also included, and may in the future include, joint ventures with private equity investors for the purpose of making investments in operating retailers with significant embedded value in their real estate assets.

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

Given the growing importance of technology and e-commerce, many of our retail tenants are appropriately focused on omni-channel sales and how to best utilize e-commerce initiatives to drive sales at their stores. In light of these initiatives, we have found retailers are becoming more selective as to the location, size and format of their next-generation stores and are focused on dense, high-traffic retail corridors, where they can utilize smaller and more productive formats closer to their shopping population. Accordingly, our focus for Core Portfolio and Fund acquisitions is on those properties which we believe will not only remain relevant to our tenants, but become even more so in the future.

In addition to our Core Portfolio investments in real estate assets, we have also capitalized on our expertise in the acquisition, redevelopment, leasing and management of retail real estate by establishing discretionary opportunity funds. Our Fund platform is an investment vehicle where the Operating Partnership invests, along with outside institutional investors, including, but not limited to, endowments, foundations, pension funds and investment management companies, in primarily opportunistic and value-add retail real estate. To date, we have launched four funds ("Funds"); Acadia Strategic Opportunity Fund, LP ("Fund I"), Acadia Strategic Opportunity Fund II, LLC ("Fund II"), Acadia Strategic Opportunity Fund III LLC ("Fund III") and Acadia Strategic Opportunity Fund IV LLC ("Fund IV"). Due to our level of control, we consolidate these Funds for financial reporting purposes. Fund I and Fund II also include investments in operating companies through Acadia Mervyn Investors I, LLC ("Mervyns I"), Acadia Mervyn Investors II, LLC ("Mervyns II") and, in certain instances, directly through Fund II, all on a non-recourse basis. These investments comprise and are referred to as the Company's Retailer Controlled Property Venture ("RCP Venture").

The Operating Partnership is the sole general partner or managing member of the Funds and Mervyns I and II and earns priority distributions or fees for asset management, property management, construction, redevelopment, leasing and legal services. Cash flows from the Funds and the RCP Venture are distributed pro-rata to their respective partners and members (including the Operating Partnership) until each receives a certain cumulative return ("Preferred Return"), and the return of all capital contributions. Thereafter, remaining cash flow is distributed 20% to the Operating Partnership ("Promote") and 80% to the partners or members (including the Operating Partnership).

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

During January 2012, we launched an at-the-market ("ATM") equity issuance program which provides us an efficient and low-cost vehicle for raising public equity to fund our capital needs. Through this program, we have been able to effectively "match-fund" the required equity for our Core Portfolio and Fund acquisitions through the issuance of Common Shares over extended periods employing a price averaging strategy. In addition, from time to time, we have issued and intend to continue to issue, equity in follow-on offerings separate from our ATM program. Net proceeds raised through our ATM program and follow-on offerings are primarily used for acquisitions, both for our Core Portfolio and our pro-rata share of Fund acquisitions and for general corporate purposes.

Equity issuances for each of the years ended December 31, 2014, 2013 and 2012 are summarized as follows:

(shares and dollars in millions)	2014	2013	2012

ATM Shares Issued (1)	4.7	3.0	6.1
ATM Gross Proceeds (1)	$128.9	$82.2	$143.8
ATM Net Proceeds (1)	$127.1	$80.7	$140.8

Follow-on Offering Shares Issued	7.6	—	3.5
Follow-on Offering Gross Proceeds	$237.4	$—	$86.9
Follow-on Offering Net Proceeds	$230.7	$—	$85.9

Note:

(1) Included 0.5 million shares issued during for the fourth quarter of 2014, which generated gross proceeds of $16.9 million and net proceeds of $16.7 million.

During 2013 and 2014, we also issued 1.2 million and 1.6 million OP Units, respectively, in connection with the acquisition of properties. See Note 2 in the Notes to Consolidated Financial Statements, for a detailed discussion of these acquisitions.

During January 2013, we closed on a new unsecured revolving credit facility providing for up to $150.0 million of borrowings. As of February 20, 2015, no proceeds have been drawn on this facility although there are outstanding letters of credit for an aggregate $12.5 million issued against this facility. During November 2013, we modified this credit facility by funding an additional $50.0 million term loan, which has the same terms as the aforementioned revolving credit facility. During September 2014, the line of credit was extended to January 2018, with a one-year extension option, and the term loan was extended to November 2019.

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

INVESTING ACTIVITIES

Core Portfolio

Our Core Portfolio consists primarily of high-quality street retail and urban assets, as well as suburban properties located in high-barrier-to-entry, densely-populated trade areas.

For the year ended December 31, 2014, we continued to execute on our strategy of owning a superior Core Portfolio by acquiring, through our Operating Partnership, properties consistent with our existing portfolio for an aggregate purchase price of $473.2 million, of which the Operating Partnership's pro-rata share was $450.4 million. See Note 2 in the Notes to Consolidated Financial Statements, for a detailed discussion of these acquisitions. During December 2014, we entered into a contract to acquire a retail property located in the densely-populated San Francisco Bay area for $155.0 million which will expand our platform to the West Coast of the United States. This contract is subject to certain closing conditions and as such, no assurance can be given that the closing will be successfully completed. See Item 2. Properties for a description of the other properties in our Core Portfolio.

As we typically hold our Core Portfolio properties for long-term investment, we periodically review the portfolio and implement programs to renovate and re-tenant targeted properties to enhance their market position. This in turn is expected to strengthen the competitive position of the leasing program to attract and retain quality tenants, increasing cash flow, and consequently, property values. From time to time, we also identify certain properties for disposition and redeploy the capital for acquisitions and for the repositioning of existing properties with greater potential for capital appreciation. During 2014, the Walnut Hill Plaza, located in Woonsocket, Rhode Island, was foreclosed upon by the lender. See Note 2 in the Notes to Consolidated Financial Statements, for a detailed discussion of this disposition.

We also make investments in first mortgages, preferred equity and other notes receivable collateralized by real estate, ("Structured Finance Program") either directly or through entities having an ownership interest therein. During 2014, we made investments totaling $31.2 million in this program and as of December 31, 2014 had $102.3 million invested in this program. See Note 5 in the Notes to Consolidated Financial Statements, for a detailed discussion of our Structured Finance Program.

Funds

Acquisitions

Fund III

During 2014, Fund III, through an already existing unconsolidated joint venture, acquired a parcel adjacent to one of its existing investments for $3.1 million. See Note 2 in the Notes to Consolidated Financial Statements, for a detailed discussion of this acquisition. The acquisition period for Fund III has now expired and any remaining uncalled investor capital may only be used to complete the plans for existing investments.

Fund IV

During 2014, Fund IV acquired four properties for an aggregate purchase price of $106.6 million. See Note 2 in the Notes to Consolidated Financial Statements, for a detailed discussion of these acquisitions.

Dispositions

Fund II

During 2014, Fund II sold a portion of the residential air rights at its City Point project located in Brooklyn, NY for a sales price of $26.3 million. See Note 2 in the Notes to Consolidated Financial Statements, for a detailed discussion of this disposition.

Fund III

During 2014, Fund III sold one property located in Brooklyn, NY and a portfolio of three buildings in Miami, FL for an aggregate sales price of $162.0 million. See Note 2 in the Notes to Consolidated Financial Statements, for a detailed discussion of these dispositions. During January 2015, Fund III sold the Lincoln Park Centre in Chicago, IL for a sales price of $64.0 million.

Fund IV

During 2014, Fund IV sold a portfolio of three buildings in Miami, FL for a sales price of $200.2 million. See Note 2 in the Notes to Consolidated Financial Statements, for a detailed discussion of this disposition.

Redevelopment Activities

As part of our Fund strategy, we invest in real estate assets that may require significant redevelopment. As of December 31, 2014, the Funds had eight redevelopment projects, consisting of 31 individual properties, two of which are under construction and six are in various stages of the redevelopment process as follows:

(dollars in millions)
Property	Owner	Costs to date	Anticipated additional costs (1)	Status	Square feet upon completion	Anticipated completion date
City Point (2)	Fund II	$339.5	($19.5) - $10.5 (3)	Construction commenced	675,000	2016
Sherman Plaza (2)	Fund II	35.3	TBD	Pre-construction	TBD	TBD
Cortlandt Crossing	Fund III	12.9	34.1 - 43.1	Pre-construction	150,000 - 170,000	2017
3104 M Street NW (2)	Fund III	3.9	4.1 - 5.1	Pre-construction	10,000	2016
Broad Hollow Commons	Fund III	14.0	36.0 - 46.0	Pre-construction	180,000 - 200,000	2016
210 Bowery	Fund IV	8.2	10.3 - 14.3	Pre-construction	16,000	2016
Broughton Street Portfolio (2)	Fund IV	41.2	20.8 - 26.8	Pre-construction	200,000	2016
27 E. 61st Street	Fund IV	19.9	2.9 - 6.9	Construction commenced	9,500	2016
Total		$474.9

Notes:

TBD – To be determined

(1) Anticipated additional costs are estimated ranges for completing the projects and include costs for tenant improvements and leasing commissions.

(2) These projects are being redeveloped in joint ventures with unaffiliated entities.

(3) Net of actual and anticipated contributions from retail tenants and proceeds from residential tower sales.

RCP Venture

Through Mervyns I and II, and in certain instances, Fund II, we have opportunistically made investments through our RCP Venture in surplus or underutilized properties owned by retailers. While we are primarily a passive partner in the investments made through the RCP Venture, historically we have provided our services in reviewing potential acquisitions and operating and redevelopment assistance in areas where we have both a presence and expertise. To date, we have invested an aggregate $63.2 million in our RCP Venture on a non-recourse basis. See Note 4 in the Notes to Consolidated Financial Statements, for a detailed discussion of the RCP Venture.

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

CORPORATE HEADQUARTERS AND EMPLOYEES

Our executive office is located at 1311 Mamaroneck Avenue, Suite 260, White Plains, New York 10605, and our telephone number is (914) 288-8100. As of December 31, 2014, we had 114 employees, of which 94 were located at our executive office and 20 were located at regional property management offices. None of our employees are covered by collective bargaining agreements. Management believes that its relationship with employees is good.

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

We rely on revenues derived from key tenants.

We derive significant revenues from certain key tenants that occupy space at more than one property. We could be adversely affected in the event of the bankruptcy or insolvency of, or a downturn in the business of, any of our key tenants, or in the event that any such tenant does not renew its leases as they expire or renews such leases at lower rental rates. See "Item 2. Properties-Major Tenants" in this Annual Report on Form 10-K for quantified information with respect to the percentage of our minimum rents received from major tenants.

Anchor tenants are crucial to the success of shopping centers.

Vacated anchor space not only reduces rental revenues, but if not re-tenanted with a similar tenant, or one with equal consumer attraction, at the same rental rates, the vacancy could adversely affect the entire shopping center. Loss of customer drawing power also can occur through the exercise of the right, that most anchors have, to vacate and prevent re-tenanting by paying rent for the balance of the lease term ("going dark") as would the departure of a "shadow" anchor tenant that owns its own property. In addition, in the event that certain anchor tenants cease to occupy a property, such an action may result in a significant number of other tenants having the right to terminate their leases, or pay a reduced rent based on a percentage of the tenant's sales, at the affected property, which could adversely affect the future income from such property ("co-tenancy"). See "Item 2. Properties-Major Tenants" in this Annual Report on Form 10-K for quantified information with respect to the percentage of our minimum rents received from major tenants.

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

Historically and from time to time, certain of our tenants experienced financial difficulties and filed for bankruptcy protection, typically under Chapter 11 of the United States Bankruptcy Code ("Chapter 11 Bankruptcy"). Pursuant to bankruptcy law, tenants have the right to reject some or all of their leases. In the event a tenant exercises this right, the landlord generally has the right to file a claim for lost rent equal to the greater of either one year's rent (including tenant expense reimbursements) for remaining terms greater than one year, or 15% of the rent remaining under the balance of the lease term, but not to exceed three years rent. Actual amounts to be received in satisfaction of those claims will be subject to the tenant's final bankruptcy plan and the availability of funds to pay its creditors.

Although currently none of our major tenants are in bankruptcy, experience shows that there can be no assurance that one or more of our major tenants will be immune from bankruptcy.

We may not be able to renew current leases or the terms of re-letting (including the cost of concessions to tenants) may be less favorable to us than current lease terms.

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

The use of the internet by consumers continues to gain in popularity. The migration toward e-commerce is expected to continue. This increase in internet sales could result in a downturn in the business of our current tenants in their "brick and mortar" locations and could affect the way future tenants lease space.

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

The economic environment may cause us to lose tenants and may impair our ability to borrow money to purchase properties, refinance existing debt or finance our current redevelopment projects.

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

Real property investments are subject to multiple risks. Real estate values are affected by a number of factors, including: changes in the general economic climate, local conditions (such as an oversupply of space or a reduction in demand for real estate in an area), the quality and philosophy of management, competition from other available space, the ability of the owner to provide adequate maintenance and insurance and to control variable operating costs. Retail properties, in particular, may be affected by changing perceptions of retailers or shoppers regarding the safety, convenience and attractiveness of the property and by the overall climate for the retail industry. Real estate values are also affected by such factors as government regulations, interest rate levels, the availability of financing and potential liability under, and changes in, environmental, zoning, tax and other laws. A significant portion of our income is derived from rental income from real property. Our income and cash flow would be adversely affected if we were unable to rent our vacant space to viable tenants on economically favorable terms. In the event of default by a tenant, we may experience delays in enforcing, as well as incur substantial costs to enforce, our rights as a landlord. In addition, certain significant expenditures associated with each equity investment (such as mortgage payments, real estate taxes and maintenance costs) are generally not reduced even though there may be a reduction in income from the investment.

Our ability to change our portfolio is limited because real estate investments are illiquid.

Equity investments in real estate are relatively illiquid and, therefore, our ability to change our portfolio promptly in response to changed conditions is limited, which could adversely affect our financial condition and results of operations and our ability to make distributions. Our Board of Trustees may establish investment criteria or limitations as it deems appropriate, but currently does not limit the number of properties in which we may seek to invest or on the concentration of investments in any one geographic region. As discussed under the heading "Our Board of Trustees may change our investment policy without shareholder approval " below, we could change our investment, disposition and financing policies and objectives without a vote of our shareholders, but such change may be delayed or more difficult to implement due to the illiquidity of real estate.

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

Interest expense on our variable rate debt as of December 31, 2014 would increase by $3.3 million annually for a 100 basis point increase in interest rates. We may seek additional variable rate financing if and when pricing and other commercial and financial terms warrant. As such, we often hedge against the interest rate risk related to such additional variable rate debt, primarily through interest rate swaps but can use other means.

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

There are numerous commercial developers, real estate companies, financial institutions and other investors with greater financial resources than we have that compete with us in seeking properties for acquisition and tenants who will lease space in our properties. Our competitors include other REITs, financial institutions, private funds, insurance companies, pension funds, private companies, family offices, sovereign wealth funds and individuals. This competition may result in a higher cost for properties than we wish to pay. In addition, retailers at our properties (both in our Core Portfolio and in the portfolios of the Funds) face increasing competition from outlet malls, discount shopping clubs, e-commerce, direct mail and telemarketing, which could (i) reduce rents payable to us and (ii) reduce our ability to attract and retain tenants at our properties leading to increased vacancy rates at our properties.

We could be adversely affected by poor market conditions where our properties are geographically concentrated.

Our performance depends on the economic conditions in markets in which our properties are concentrated. We have significant exposure to the greater New York and Chicago metropolitan regions, from which we derive 44% and 24% of the annual base rents within our Core Portfolio, respectively and 47% and 15% of annual base rents within our Funds, respectively. Our operating results could be adversely affected if market conditions, such as an oversupply of space or a reduction in demand for real estate, in these areas occur.

We have pursued, and may in the future continue to pursue extensive growth opportunities, including investing in new markets, which may result in significant demands on our operational, administrative and financial resources.

We are pursuing extensive growth opportunities, some of which have been, and in the future may be, in locations in which we have not historically invested. This expansion places significant demands on our operational, administrative and financial resources. The continued growth of our real estate portfolio can be expected to continue to place a significant strain on our resources. Our future performance will depend in part on our ability to successfully attract and retain qualified management personnel to manage the growth and operations of our business. In addition, the acquired properties may fail to operate at expected levels due to the numerous factors that may affect the value of real estate. There can be no assurance that we will have sufficient resources to identify and manage the properties.

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

Our investment strategy includes the redevelopment and acquisition of retail properties in supply constrained markets in densely populated areas with high average household incomes and significant barriers to entry. The redevelopment and acquisition of properties entails risks that include the following, any of which could adversely affect our results of operations and our ability to meet our obligations:

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

Our primary property-owning vehicle is the Operating Partnership, of which we are the general partner. Our acquisition of properties through the Operating Partnership in exchange for interests in the Operating Partnership may permit certain tax deferral advantages to limited partners who contribute properties to the Operating Partnership. Since properties contributed to the Operating Partnership may have unrealized gains attributable to the differences between the fair market value and adjusted tax basis in such properties prior to contribution, the sale of such properties could cause adverse tax consequences to the limited partners who contributed such properties. Although we, as the general partner of the Operating Partnership, generally have no obligation to consider the tax consequences of our actions to any limited partner, we own several properties subject to material contractual restrictions for varying periods of time designed to minimize the adverse tax consequences to the limited partners who contributed such properties. Such restrictions may result in significantly reduced flexibility to manage some of our assets.

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

Historically our Fund I and Mervyns I joint ventures provided Promote income. There can be no assurance that the joint ventures will continue to operate profitably and thus provide additional Promote income in the future. These factors could limit the return that we receive from such investments or cause our cash flows to be lower than our estimates. In addition, a partner or co-venturer may not have access to sufficient capital to satisfy its funding obligations to the joint venture.

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

Our success depends on the contribution of key management members. The loss of the services of Kenneth F. Bernstein, President and Chief Executive Officer, or other key executive-level employees could have a material adverse effect on our results of operations. Management continues to strengthen our team and provide for succession planning, but there can be no assurance that such planning will be capable of implementation or of the success of such efforts. We have obtained key-man life insurance for Mr. Bernstein. In addition, we have entered into an employment agreement with Mr. Bernstein; however, it can be terminated by Mr. Bernstein in his discretion. We have not entered into employment agreements with other key executive-level employees.

Our Board of Trustees may change our investment policy or objectives without shareholder approval.

Our Board of Trustees may determine to change our investment and financing policies or objectives, our growth strategy and our debt, capitalization, distribution, acquisition, disposition and operating policies. Our Board of Trustees may establish investment criteria or limitations as it deems appropriate, but currently does not limit the number of properties in which we may seek to invest or on the concentration of investments in any one geographic region. Although our Board of Trustees has no present intention to revise or amend our strategies and policies, it may do so at any time without a vote by our shareholders. Accordingly, the results of decisions made by our Board of Trustees as implemented by management may or may not serve the interests of all of our shareholders and could adversely affect our financial condition or results of operations, including our ability to distribute cash to shareholders or qualify as a REIT.

Distribution requirements imposed by law limit our operating flexibility.

To maintain our status as a REIT for federal income tax purposes, we are generally required to distribute to our shareholders at least 90% of our taxable income for each calendar year. Our taxable income is determined without regard to any deduction for dividends paid and by excluding net capital gains. To the extent that we satisfy the distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed income. In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our distributions in any year are less than the sum of (i) 85% of our ordinary income for that year; (ii) 95% of our capital gain net income for that year; and (iii) 100% of our undistributed taxable income from prior years. We intend to continue to make distributions to our shareholders to comply with the distribution requirements of the Internal Revenue Code and to minimize exposure to federal income and excise taxes. Differences in timing between the receipt of income and the payment of expenses in determining our income as well as required debt amortization payments and the capitalization of certain expenses could require us to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT. The distribution requirements also severely limit our ability to retain earnings to acquire and improve properties or retire outstanding debt.

There can be no assurance we have qualified or will remain qualified as a REIT for federal income tax purposes.

We believe that we have consistently met the requirements for qualification as a REIT for federal income tax purposes beginning with our taxable year ended December 31, 1993, and we intend to continue to meet these requirements in the future. However, qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code, for which there may be only limited judicial or administrative interpretations. No assurance can be given that we have qualified or will remain qualified as a REIT. The Internal Revenue Code provisions and income tax regulations applicable to REITs differ significantly from those applicable to other corporations. The determination of various factual matters and circumstances not entirely within our control can potentially affect our ability to continue to qualify as a REIT. In addition, no assurance can be given that future legislation, regulations, administrative interpretations or court decisions will not significantly change the requirements for qualification as a REIT or adversely affect the federal income tax consequences of such qualification. Under current law, if we fail to qualify as a REIT, we would not be allowed a deduction for dividends paid to shareholders in computing our net taxable income. In addition, our income would be subject to tax at the regular corporate rates. Also, we could be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. Cash available for distribution to our shareholders would be significantly reduced for each year in which we do not qualify as a REIT. In that event, we would not be required to continue to make distributions. Although we currently intend to continue to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause us, without the consent of our shareholders, to revoke the REIT election or to otherwise take action that would result in disqualification.

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

Changes in accounting standards may adversely impact our financial results.

The Financial Accounting Standards Board ("FASB"), in conjunction with the Securities and Exchange Commission, has several key projects on their agenda that could impact how we currently account for our material transactions, including, but not limited to, lease accounting and other convergence projects with the International Accounting Standards Board. In addition, the FASB has the ability to introduce new projects to its agenda which may also impact how we account for our material transactions. At this time, we are unable to predict with certainty which, if any, proposals may be passed, what new legislation may be implemented or what level of impact any such proposal could have on the presentation of our consolidated financial statements, our results of operations and our financial ratios required by our debt covenants.

Limits on ownership of our capital shares.

For us to qualify as a REIT for federal income tax purposes, among other requirements, not more than 50% of the value of our capital shares may be owned, directly or indirectly, by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities) at any time during the last half of each taxable year, and such capital shares must be beneficially owned by 100 or more persons during at least 335 days of a taxable year of 12 months or during a proportionate part of a shorter taxable year (in each case, other than the first such year). Our Declaration of Trust includes certain restrictions regarding transfers of our capital shares and ownership limits that are intended to assist us in satisfying these limitations, among other purposes. These restrictions and limits may not be adequate in all cases, however, to prevent the transfer of our capital shares in violation of the ownership limitations. The ownership limit discussed above may have the effect of delaying, deferring or preventing someone from taking control of us.

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

As of December 31, 2014, four institutional shareholders own 5% or more individually, and 39.8% in the aggregate, of our Common Shares. A significant concentration of ownership may allow an investor or a group of investors to exert a greater influence over our management and affairs and may have the effect of delaying, deferring or preventing a change in control of us.

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

The MGCL also provides that holders of "control shares" of a Maryland REIT (defined as voting shares that, when aggregated with all other shares owned by the acquirer or in respect of which the acquirer is entitled to exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquirer to exercise one of three increasing ranges of voting power in electing trustees) acquired in a "control share acquisition" (defined as the direct or indirect acquisition of ownership or control of "control shares") have no voting rights except to the extent approved by the affirmative vote of holders of at least two-thirds of all the votes entitled to be cast on the matter, excluding shares owned by the acquirer, by officers or by employees who are also trustees of the trust. Our Bylaws contain a provision exempting from the control share acquisition statute any and all acquisitions by any person of our shares of beneficial interest. Our Bylaws can be amended by our Board of Trustees by majority vote, and there can be no assurance that this provision will not be amended or eliminated at any time in the future.

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

Cyber incidents can result from deliberate attacks or unintentional events. There have been an increased number of significant cyber attacks targeted at the retail, insurance, financial and banking industries that include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data or causing operational disruption. Cyber attacks may also be carried out in a manner that does not require gaining unauthorized access, such as by causing denial-of-service attacks on websites. Cyber attacks by third parties or insiders utilizes techniques that range from highly sophisticated efforts to electronically circumvent network security or overwhelm website to more traditional intelligence gathering and social engineering aimed at obtaining information necessary to gain access.

Increased global IT security threats are more sophisticated and targeted computer crimes pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. The open nature of interconnected technologies may allow for a network or Web outage or a privacy breach that reveals sensitive data or transmission of harmful/malicious code to business partners and clients. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or implement adequate preventive measures.

Cyber attacks may cause substantial cost and other negative consequences, which may include, but are not limited to:

•	Compromising of confidential information;

•	Manipulation and destruction of data;

•	Loss of trade secrets;

•	System downtimes and operational disruptions;

•
Remediation cost that may include liability for stolen assets or information and repairing system damage that may have been caused. Remediation may include incentives offered to customers, tenants or other business partners in an effort to maintain the business relationships or due to legal requirements imposed by the Gramm-Leach-Bliley Act of 1999 or the Privacy of Consumer Financial Information Rule;

•	Loss of revenues resulting from unauthorized use of proprietary information;

•	Cost to deploy additional protection strategies, training employees and engaging third party experts and consultants;

•	Reputational damage adversely affecting investor confidence; and

•	Litigation.

While we attempt to mitigate these risks by employing a number of measures, including a dedicated IT team, employee training and background checks, comprehensive monitoring of our networks and systems, and maintenance of backup systems and redundancy along with purchasing available insurance coverage, our systems, networks and services remain potentially vulnerable to advanced threats.

Third Party Vendor Risk - Network and Data redundancy

We are dependent and rely on third party vendors including Cloud providers for redundancy of our network, system data, security and data integrity. If a vendor fails to provide services as agreed, suffers outages, business interruptions, financial difficulties or bankruptcy we may experience service interruption, delays or loss of information. Cloud computing is dependent upon having access to an internet connection in order to retrieve data. If a natural disaster, blackout or other unforeseen event were to occur that disrupted the ability to obtain an internet connection we may experience a slowdown or delay in our operations. We conduct appropriate due diligence on all services providers and restrict access, use and disclosure of personal information. We engage vendors with formal written agreements clearly defining the roles of the parties specifying privacy and data security responsibilities.

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
Physical impacts of climate change may include:

•	Increased storm intensity and severity of weather (e.g., floods or hurricanes);

•	Sea level rise; and

•	Extreme temperatures.

As a result of these physical impacts from climate-related events, we may be vulnerable to the following:

•	Risks of property damage to our retail properties;

•	Indirect financial and operational impacts from disruptions to the operations of major tenants located in our retail properties from severe weather, such as hurricanes or floods;

•	Increased insurance premiums and deductibles, or a decrease in the availability of coverage, for properties in areas subject to severe weather;

•	Increased insurance claims and liabilities;

•	Increases in energy costs impacting operational returns;

•	Changes in the availability or quality of water, or other natural resources on which the tenant's business depends;

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

Future terrorist attacks, civil unrest and other acts of terrorism or war, could harm the demand for, and the value of, our properties. Terrorist attacks could directly impact the value of our properties through damage, destruction, loss or increased security costs, and the availability of insurance for such acts may be limited or may be subject to substantial cost increases. To the extent that our tenants are impacted by future attacks, their ability to continue to honor obligations under their existing leases could be adversely affected. A decrease in retail demand could make it difficult for us to renew or re-lease our properties at lease rates equal to or above historical rates. These acts might erode business and consumer confidence and spending, and might result in increased volatility in national and international financial markets and economies. Any one of these events might decrease demand for real estate, decrease or delay the occupancy of our properties, and limit our access to capital or increase our cost of raising capital.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

RETAIL PROPERTIES

The discussion and tables in this Item 2. include properties held through our Core Portfolio and our Funds. We define our Core Portfolio as those properties either 100% owned by, or partially owned through joint venture interests by, the Operating Partnership, or subsidiaries thereof, not including those properties owned through our Funds.

As of December 31, 2014, there are 87 operating properties in our Core Portfolio totaling approximately 5.4 million square feet of gross leasable area ("GLA"). The Core Portfolio properties are located in 12 states and the District of Columbia and primarily consist of street retail and dense suburban shopping centers. These properties are diverse in size, ranging from approximately 2,000 to 900,000 square feet and as of December 31, 2014, were, in total, 96% occupied.

As of December 31, 2014, we owned and operated 25 properties totaling approximately 3.0 million square feet of GLA in our Funds, excluding 31 properties under redevelopment. In addition to shopping centers, the Funds have invested in mixed-use properties, which generally include retail activities. The Fund properties are located in 10 states and the District of Columbia and as of December 31, 2014, were, in total, 85% occupied.

Within our Core Portfolio and Funds, we had approximately 700 leases as of December 31, 2014. A majority of our rental revenues were from national retailers and consist of rents received under long-term leases. These leases generally provide for the monthly payment of fixed minimum rent and the tenants' pro-rata share of the real estate taxes, insurance, utilities and common area maintenance of the shopping centers. Certain of our leases also provide for the payment of rent based on a percentage of a tenant's gross sales in excess of a stipulated annual amount, either in addition to, or in place of, minimum rents. Minimum rents, percentage rents and expense reimbursements accounted for approximately 91% of our total revenues for the year ended December 31, 2014.

Three of our Core Portfolio properties and five of our Fund properties are subject to long-term ground leases in which a third party owns and has leased the underlying land to us. We pay rent for the use of the land and are responsible for all costs and expenses associated with the building and improvements at all eight locations.

No individual property contributed in excess of 10% of our total revenues for the years ended December 31, 2014, 2013 or 2012. See Note 8 in the Notes to Consolidated Financial Statements, for information on the mortgage debt pertaining to our properties. The following sets forth more specific information with respect to each of our shopping centers at December 31, 2014:

Retail Property	Location	Year Constructed (C) Acquired (A)	Ownership Interest	GLA	Occupancy % 12/31/14 (1)	Annual Base Rent (2)	Annual Base Rent PSF	Anchor Tenants Current Lease Expiration/ Lease Option Expiration
Core Portfolio
STREET AND URBAN RETAIL
Chicago Metro
664 N. Michigan	Chicago	2013 (A)	Fee	18,141	100%	$4,303,538	$237.23	Tommy Bahama 2029/2039 Ann Taylor Loft 2028/2033
840 N. Michigan	Chicago	2014 (A)	Fee/JV	87,135	100%	7,044,900	80.85	H&M 2018/2028 Verizon 2024/2034
Rush and Walton Streets (4)	Chicago	2011/14	Fee	41,432	100%	6,303,696	152.15	Lululemon 2019/2029 Brioni 2023/2033 BHLDN 2023/2033 Marc Jacobs
613-623 West Diversey	Chicago	2006	Fee	19,265	67%	708,951	54.53
651-671 West Diversey	Chicago	2011	Fee	46,259	100%	1,909,285	41.27	Trader Joe's 2021/2041 Urban Outfitters 2021/2031
Clark Street and W. Diversey (5)	Chicago	2011/12	Fee	23,531	87%	1,053,247	51.62	Ann Taylor 2021/2031 Akira 2018/2028

Retail Property	Location	Year Constructed (C) Acquired (A)	Ownership Interest	GLA		Occupancy % 12/31/14 (1)	Annual Base Rent (2)	Annual Base Rent PSF	Anchor Tenants Current Lease Expiration/ Lease Option Expiration
Halsted and Armitage (6)	Chicago	2011/12	Fee	44,658		95%	1,836,615	43.26	Intermix 2017/2022 BCBG 2018/2028 Club Monaco 2016/2021
North Lincoln Park (7)	Chicago	2011/14	Fee	51,255		87%	1,698,169	38.29	Aldo 2019/2024 Carhartt 2021/2031
Total Chicago Metro				331,676		94%	24,858,401	79.37
New York Metro
83 Spring Street	Manhattan	2012 (A)	Fee	3,000		100%	623,884	207.96	Paper Source 2022/2027
152-154 Spring Street	Manhattan	2014 (A)	Fee/JV	2,936		100%	2,139,360	728.66	Kate Spade Saturday 2015/2025
15 Mercer Street	Manhattan	2011 (A)	Fee	3,375		100%	406,494	120.44	3 x 1 Denim 2021/—
East 17th Street	Manhattan	2008 (A)	Fee	11,467		—%	—	—
West 54th Street	Manhattan	2007 (A)	Fee	5,773		92%	2,196,061	412.09	Stage Coach Tavern 2033/—
61 Main Street	Westport	2014 (A)	Fee	3,400		100%	351,560	103.40
181 Main Street	Westport	2012 (A)	Fee	11,350		100%	848,683	74.77	TD Bank 2026/2041
4401 White Plains Road	Bronx	2011 (A)	Fee	12,964		100%	625,000	48.21	Walgreens 2060/—
Bartow Avenue	Bronx	2005 (C)	Fee	14,676		100%	467,987	31.89	Sleepy's 2019/—
239 Greenwich Avenue	Greenwich	1998 (A)	Fee/JV	16,553	(8)	27%	388,573	85.58
252-256 Greenwich Avenue	Greenwich	2014 (A)	Fee	9,172		100%	1,210,630	131.99	Calypso 2016/2026 Jack Wills 2020/2025 Madewell 2020/2025
2914 Third Avenue	Bronx	2006 (A)	Fee	40,320		100%	887,172	22.00	Planet Fitness 2027/2042
868 Broadway	Manhattan	2013 (A)	Fee	2,031		100%	682,069	335.83	Dr Martens 2022/2027
313-315 Bowery	Manhattan	2013 (A)	Fee	6,600		100%	435,600	66.00
120 West Broadway	Manhattan	2013 (A)	Fee	13,638		82%	1,613,503	144.86	HSBC Bank 2021/2031 Citibank 2022/2037
131-135 Prince Street	Manhattan	2014 (A)	Fee	3,200		100%	1,232,352	385.11	Follie Follie 2020/2030 Uno de 50 2017/2022
Shops at Grand	Queens	2014 (A)	Fee	99,975		91%	2,736,357	29.99	Stop and Shop 2023/2043
2520 Flatbush Avenue	Brooklyn	2014 (A)	Fee	29,114		100%	1,049,538	36.05	Bob's Discount Furniture 2028/2033 Capital One 2024/2034
Total New York Metro				289,544		88%	17,894,823	70.35

Retail Property	Location	Year Constructed (C) Acquired (A)	Ownership Interest	GLA	Occupancy % 12/31/14 (1)	Annual Base Rent (2)	Annual Base Rent PSF	Anchor Tenants Current Lease Expiration/ Lease Option Expiration
District of Columbia Metro
1739-53 & 1801-03 Connecticut Avenue	Washington D.C.	2012 (A)	Fee	22,907	100%	1,328,703	58.00	Ruth Chris Steakhouse 2020/— TD Bank 2024/2044
Rhode Island Place Shopping Center	Washington D.C.	2012 (A)	Fee	57,529	100%	1,647,929	28.65	TJ Maxx 2017/—
M Street and Wisonsin Corridor (9)	Washington D.C.	2011/14 (A)	Fee/JV	31,629	100%	2,523,512	79.78	Lacoste 2015/2025 Juicy Couture 2018/2028 Coach 2017/—
Total District of Columbia Metro				112,065	100%	5,500,144	49.08
Boston Metro
330-340 River Street	Cambridge	2012 (A)	Fee	54,226	100%	1,130,470	20.85	Whole Foods 2021/2051
Total Boston Metro				54,226	100%	1,130,470	20.85
TOTAL STREET AND URBAN RETAIL				787,511	93%	49,383,838	67.29

SUBURBAN PROPERTIES
New Jersey
Elmwood Park Shopping Center	Elmwood Park	1998 (A)	Fee	149,070	97%	3,685,445	25.41	A&P 2017/2052 Walgreen’s 2022/2062
Marketplace of Absecon	Absecon	1998 (A)	Fee	104,556	95%	1,427,696	14.41	Rite Aid 2020/2040 White Horse Liquors 2019/202024
60 Orange Street	Bloomfield	2012 (A)	Fee/JV	101,715	100%	695,000	6.83	Home Depot 2032/2052
New York
Village Commons Shopping Center	Smithtown	1998 (A)	Fee	87,330	98%	2,689,355	31.40
Branch Shopping Center	Smithtown	1998 (A)	LI (3)	127,241	76%	2,411,650	25.07	CVS 2020/— LA Fitness 2027/2042
Amboy Road	Staten Island	2005 (A)	LI (3)	63,290	100%	1,957,236	30.92	Stop & Shop 2028/2043
Pacesetter Park Shopping Center	Ramapo	1999 (A)	Fee	97,604	88%	1,074,806	12.58	Stop & Shop 2020/2040
West Shore Expressway	Staten Island	2007 (A)	Fee	55,000	100%	1,391,500	25.30	LA Fitness 2022/2037
Crossroads Shopping Center	White Plains	1998 (A)	Fee/JV (10)	310,652	94%	6,717,288	23.00	Kmart 2017/2032 Home Goods 2018/2033 PetSmart 2024/2039
New Loudon Center	Latham	1993 (A)	Fee	255,673	100%	1,989,333	7.78	Price Chopper 2015/2035 AC Moore 2016/— Hobby Lobby 2021/2031
28 Jericho Turnpike	Westbury	2012 (A)	Fee	96,363	100%	1,650,000	17.12	Kohl's 2020/2050
Bedford Green	Bedford Hills	2014 (A)	Fee	90,472	91%	2,450,543	29.70	Shop Rite 2016/2031

Retail Property	Location	Year Constructed (C) Acquired (A)	Ownership Interest	GLA	Occupancy % 12/31/14 (1)	Annual Base Rent (2)	Annual Base Rent PSF	Anchor Tenants Current Lease Expiration/ Lease Option Expiration
Connecticut
Town Line Plaza	Rocky Hill	1998 (A)	Fee	206,346	99%	1,716,160	16.14	Stop & Shop 2024/2064 Wal-Mart(11)
Massachusetts
Methuen Shopping Center	Methuen	1998 (A)	Fee	130,021	100%	1,027,936	7.91	Market Basket 2015/— Wal-Mart 2016/2051
Crescent Plaza	Brockton	1993 (A)	Fee	218,148	94%	1,765,676	8.60	Supervalu 2017/2047 Home Depot 2021/2056
201 Needham Street	Newton	2014 (A)	Fee	20,409	100%	591,861	29.00	Michael's 2023/2033
Vermont
Gateway Shopping Center	South Burlington	1999 (A)	Fee	101,655	100%	2,033,128	20.00	Supervalu 2024/2053
Illinois
Hobson West Plaza	Naperville	1998 (A)	Fee	99,137	94%	1,121,625	11.99	Garden Fresh Markets 2017/2022
Indiana
Merrillville Plaza	Hobart	1998 (A)	Fee	236,087	100%	3,347,323	14.25	TJ Maxx 2019/2034 Art Van 2023/2038
Michigan
Bloomfield Town Square	Bloomfield Hills	1998 (A)	Fee	235,786	100%	3,570,885	15.14	TJ Maxx 2019/2034 Home Goods 2016/2026 Best Buy 2021/2041 Dick's Sporting Goods 2023/2043
Ohio
Mad River Station (12)	Dayton	1999 (A)	Fee	123,335	83%	1,332,503	13.06	Babies ‘R’ Us 2015/2020
Delaware
Brandywine Town Center	Wilmington	2003 (A)	Fee/JV (13)	900,869	94%	13,929,238	16.39	Bed, Bath & Beyond 2019/2029 Dick’s Sporting Goods 2018/2033 Lowe’s Home Centers 2018/2048 Target 2018/2058 HH Gregg 2020/2035
Market Square Shopping Center	Wilmington	2003 (A)	Fee/JV (13)	102,047	95%	2,475,028	25.49	TJ Maxx 2016/2021 Trader Joe’s 2019/2034
Route 202 Shopping Center	Wilmington	2006 (C)	LI/JV (3) (13)	19,984	100%	867,517	43.41
Pennsylvania
Mark Plaza	Edwardsville	1993 (C)	LI/Fee (3)	106,856	100%	240,664	2.25	Kmart 2019/2049
Plaza 422	Lebanon	1993 (C)	Fee	156,279	100%	835,956	5.35	Home Depot 2028/2058

Retail Property	Location	Year Constructed (C) Acquired (A)	Ownership Interest	GLA	Occupancy % 12/31/14 (1)	Annual Base Rent (2)	Annual Base Rent PSF	Anchor Tenants Current Lease Expiration/ Lease Option Expiration
Route 6 Plaza	Honesdale	1994 (C)	Fee	175,589	99%	1,271,587	7.30	Kmart 2020/2070 Dollar Tree 2018/2033 Peebles 2024/2034
Chestnut Hill (14)	Philadelphia	2006 (A)	Fee	37,646	100%	904,845	24.04
Abington Towne Center	Abington	1998 (A)	Fee	216,278	96%	1,016,040	20.61	TJ Maxx 2016/2021 Target (15)
TOTAL SUBURBAN PROPERTIES				4,625,438	96%	66,187,824	15.84

Total Core Portfolio				5,412,949	96%	115,571,662	23.52

Fund Portfolio
Fund I Properties

VARIOUS REGIONS
Kroger/Safeway Portfolio	3 locations (16)	2003 (A)	LI/JV (3)	97,500	35%	103,074	3.03	Kroger 2019/2049
Total Fund I Properties				97,500	35%	103,074	3.03

Fund II Properties
New York
Liberty Avenue	Queens	2005 (A)	LI (3)	26,125	100%	937,724	35.89	CVS 2032/2052
216th Street (17)	Manhattan	2005 (A)	Fee/JV	60,000	100%	2,574,000	42.90	City of New York 2027/2032
161st Street	Manhattan	2005 (A)	Fee/JV	232,252	47%	3,166,025	28.85
Total Fund II Properties				318,377	62%	6,677,749	34.10

Fund III Properties
New York
Cortlandt Towne Center	Mohegan Lake	2009 (A)	Fee	639,353	92%	9,868,707	16.77	Walmart 2018/2048 A&P 2022/2047 Best Buy 2017/2032 Petsmart 2019/2034
654 Broadway	Manhattan	2011 (A)	Fee	2,896	100%	566,500	195.61	Penguin 2023/2033
640 Broadway	Manhattan	2012 (A)	Fee/JV	4,145	61%	600,884	236.49	Swatch 2023/2028
New Hyde Park Shopping Center	New Hyde Park	2011 (A)	Fee	32,602	89%	1,254,488	43.47	Petsmart 2024/2039
3780-3858 Nostrand Avenue	Brooklyn	2013 (A)	Fee	40,315	76%	1,419,696	46.39
Massachusetts
White City Shopping Center	Shrewsbury	2010 (A)	Fee/JV (18)	256,661	92%	6,149,628	25.98	Shaw’s 2018/2033
Maryland
Parkway Crossing	Baltimore	2011 (A)	Fee/JV (19)	260,241	95%	1,722,440	6.94	Home Depot 2032/— Big Lots 2016/— Shop Rite 2032/—

Retail Property	Location	Year Constructed (C) Acquired (A)	Ownership Interest	GLA	Occupancy % 12/31/14 (1)	Annual Base Rent (2)	Annual Base Rent PSF	Anchor Tenants Current Lease Expiration/ Lease Option Expiration
Arundel Plaza	Glen Burnie	2012 (A)	Fee/JV (19)	265,116	95%	1,318,478	5.24	Giant Food 2015/2025 Lowes 2019/2059
Illinois
Heritage Shops	Chicago	2011 (A)	Fee	81,730	96%	3,149,752	40.15	LA Fitness 2025/2040 Ann Taylor 2015/2025
Lincoln Park Centre	Chicago	2012 (A)	Fee (20)	61,761	100%	2,917,267	47.23	Design Within Reach 2029/2044
Total Fund III Properties				1,644,820	93%	28,967,840	18.93

Fund IV Properties
New York
1151 Third Avenue	Manhattan	2013 (A)	Fee/JV	13,158	100%	545,000	66.07	Vineyard Vines 2025/2035
17 East 71st Street	Manhattan	2014 (A)	Fee	9,230	64%	610,894	103.54
New Jersey
2819 Kennedy Boulevard	North Bergen	2013 (A)	Fee/JV (21)	41,477	4%	100,000	65.10	Aldi 2030/2050
Paramus Plaza	Paramus	2013 (A)	Fee/JV (22)	154,409	63%	1,847,945	18.89	Babies R Us 2019/2044 Ashley Furniture 2024/2034
Virginia
Promenade at Manassas	Manassas	2013 (A)	Fee/JV (21)	265,442	98%	3,402,218	13.02	Home Depot 2031/2071 HH Gregg 2020/2030
Lake Montclair Center	Dumfries	2013 (A)	Fee	105,850	93%	1,843,740	18.68	Food Lion 2023/2043
Maryland
1701 Belmont Avenue	Catonsville	2012 (A)	Fee/JV (21)	58,674	100%	936,166	15.96	Best Buy 2017/2032
Delaware
Eden Square	Bear	2014 (A)	Fee/JV (21)	235,508	94%	2,526,376	11.42	Giant, 2024/2059 Lowe's 2017/2032
Illinois
938 W. North Avenue	Chicago	2013 (A)	Fee/JV (23)	33,228	63%	988,726	47.56	Restoration Hardware 2020/2030 Sephora 2024/2029
Total Fund IV Properties				916,976	84%	12,801,065	16.54
Total Fund Operating Properties (24)				2,977,673	85%	$48,549,728	$19.18

Notes:
(1)	Does not include space for which lease term had not yet commenced as of December 31, 2014.
(2)	These amounts include, where material, the effective rent, net of concessions, including free rent.
(3)	We are a ground lessee under a long-term ground lease.
(4)	Includes 5 properties (56 E. Walton, 8-12 E. Walton, 930 Rush Street, 50-54 E. Walton, 11 E. Walton and 21 E. Chestnut).
(5)	Includes 3 properties (639 W. Diversey, 2731 N. Clark and 662 W. Diversey).
(6)	Includes 9 properties (841 W. Armitage, 853 W. Armitage, 843-45 W. Armitage, 2206-08 N. Halsted, 2633 N. Halsted, 837 W. Armitage, 823 W. Armitage, 851 W. Armitage and 819 W. Armitage).

Retail Property	Location	Year Constructed (C) Acquired (A)	Ownership Interest	GLA	Occupancy % 12/31/14 (1)	Annual Base Rent (2)	Annual Base Rent PSF	Anchor Tenants Current Lease Expiration/ Lease Option Expiration

(7)	Includes 6 properties (2140 N. Clybourn, 2299 N. Clybourn,1520 Milwaukee Avenue,1521 W Belmont, 865 W North Avenue and 1240 W. Belmont).
(8)	In addition to the 16,834 square feet of retail GLA, this property also has 21 apartments comprising 14,434 square feet.
(9)
Includes seven properties (1533 Wisconsin Ave., 3025 M St., 3034 M St., 3146 M St, 3259-61 M St. and 2809 M St., in which we have a 50% investment, and 3200 M Street in which we have a 100% investment).

(10)	We have a 49% investment in this property.
(11)	Includes a 97,300 square foot Wal-Mart which is not owned by us.
(12)	The GLA for this property excludes 29,857 square feet of office space.
(13)	We have a 22% investment in this property.
(14)	Property consists of two buildings.
(15)	Includes a 157,616 square foot Target Store that is not owned by us.
(16)	Three remaining assets including locations in Benton, AR, Tulsa, OK and Indianapolis, IN.
(17)	This property is under contract for sale as of December 31, 2014.
(18)	The Fund has an 84% investment in this property.
(19)	The Fund has a 90% investment in this property.
(20)	Subsequent to December 31, 2014, this property was sold.
(21)	The Fund has a 98% investment in this property.
(22)	The Fund has a 50% investment in this property.
(23)	The Fund has a 80% investment in this property.
(24)
In addition to the Fund operating properties, there are 31 properties under redevelopment; Sherman Plaza (Fund II), CityPoint (Fund II) , Broad Hollow Commons (Fund III), Cortlandt Crossing (Fund III), 3104 M Street (Fund III), Broughton Street Portfolio (Fund IV, includes 24 properties), 27 E. 61st (Fund IV) and 210 Bowery (Fund IV).

MAJOR TENANTS

No individual retail tenant accounted for more than 3.4% of base rents for the year ended December 31, 2014 or occupied more than 7.2% of total leased GLA as of December 31, 2014. The following table sets forth certain information for the 20 largest retail tenants by base rent for leases in place as of December 31, 2014. The amounts below include our pro-rata share of GLA and annualized base rent for the Operating Partnership’s partial ownership interest in properties, including the Funds (GLA and Annualized Base Rent in thousands):

	Number of			Percentage of Total Represented by Retail Tenant
Retail Tenant	Stores in Portfolio (1)	Total GLA	Annualized Base Rent (2)	Total Portfolio GLA	Annualized Base Rent
Ahold (Stop and Shop)	5	217	$3,552	4.4%	3.4%
Home Depot	5	358	2,763	7.2%	2.6%
LA Fitness	3	110	2,551	2.2%	2.4%
TJX Companies	10	225	2,375	4.5%	2.3%
Verizon Wireless	2	31	2,267	0.6%	2.2%
Supervalu (Shaw's)	3	134	2,061	2.7%	2.0%
Walgreens	4	40	1,552	0.8%	1.5%
A&P	2	61	1,367	1.2%	1.3%
Citibank	6	18	1,251	0.4%	1.2%
Ann Taylor Loft	3	15	1,238	0.3%	1.2%
Sleepy's	9	43	1,224	0.9%	1.2%
Sears	3	274	1,170	5.5%	1.1%
JP Morgan Chase	7	19	1,106	0.4%	1.1%
Bob's Discount Furniture	2	35	1,064	0.7%	1.0%
TD Bank	2	16	1,061	0.3%	1.0%
Trader Joe's	2	19	967	0.4%	0.9%
Gap (Banana Republic and Old Navy)	4	17	928	0.3%	0.9%
Shop Rite	2	48	926	1.0%	0.9%
Walmart	2	115	887	2.3%	0.8%
Dicks Sporting Goods	2	60	860	1.2%	0.8%
Total	78	1,855	$31,170	37.3%	29.8%

Notes:
(1)	Does not include the following tenants that only operate at one location within the Company's portfolio; Tommy Bahama, H&M, Kohl's and Lululemon.
(2)	Base rents do not include percentage rents, additional rents for property expense reimbursements and contractual rent escalations.

LEASE EXPIRATIONS

The following table shows scheduled lease expirations for retail tenants in place as of December 31, 2014, assuming that none of the tenants exercise renewal options. (GLA and Annualized Base Rent in thousands):

Core Portfolio:

		Annualized Base Rent (1)		GLA
Leases maturing in	Number of Leases	Current Annual Rent	Percentage of Total	Square Feet	Percentage of Total
Month to Month	7	$535	—%	21	—%
2015 (2)	41	7,609	7%	384	8%
2016	65	10,260	9%	574	12%
2017	60	12,870	11%	578	12%
2018	66	16,142	14%	654	13%
2019	43	8,387	7%	445	9%
2020	31	8,920	8%	423	9%
2021	28	7,399	6%	389	8%
2022	28	6,978	6%	173	4%
2023	21	7,409	7%	291	6%
2024	37	12,303	11%	376	8%
Thereafter	28	16,051	14%	588	11%
Total	455	$114,863	100%	4,896	100%

Fund Portfolio:

		Annualized Base Rent (1)		GLA
Leases maturing in	Number of Leases	Current Annual Rent	Percentage of Total	Square Feet	Percentage of Total
Month to Month	4	$279	1%	18	1%
2015 (2)	20	2,593	5%	133	5%
2016	33	2,870	6%	114	4%
2017	30	5,187	11%	300	12%
2018	40	6,757	14%	404	16%
2019	26	4,663	10%	403	16%
2020	11	1,141	2%	65	3%
2021	10	1,845	4%	99	4%
2022	13	2,660	5%	132	5%
2023	17	3,685	8%	127	5%
2024	17	4,843	10%	172	7%
Thereafter	21	12,026	24%	567	22%
Total	242	$48,549	100%	2,534	100%

Notes:
(1)	Base rents do not include percentage rents, additional rents for property expense reimbursements, nor contractual rent escalations.
(2)
The 61 leases scheduled to expire during 2015 are for tenants at 32 properties located in 25 markets. No single market represents a material amount of exposure to the Company as it relates to the rents from these leases. Given the diversity of these markets, properties and characteristics of the individual spaces, the Company cannot make any general representations as it relates to the expiring rents and the rates for which these spaces may be re-leased.

GEOGRAPHIC CONCENTRATIONS

The following table summarizes our retail properties by region as of December 31, 2014. The amounts below include our pro-rata share of GLA and annualized base rent for the Operating Partnership’s partial ownership interest in properties, including the Funds (GLA and Annualized Base Rent in thousands):

					Percentage of Total Represented by Region
Region	GLA (1) (3)	Occupied % (2)	Annualized Base Rent (2) (3)	Annualized Base Rent per Occupied Square Foot (3)	GLA	Annualized Base Rent
Core Portfolio:
Operating Properties:
New York Metro	1,664	94%	$42,498	$27.27	37%	44%
New England	731	98%	8,265	11.56	17%	9%
Chicago Metro	302	96%	23,332	80.33	7%	24%
Midwest	694	96%	9,372	14.06	16%	10%
Washington D.C Metro	100	100%	4,565	45.77	2%	5%
Mid-Atlantic	920	96%	8,107	9.17	21%	8%
Total Core Operating Properties	4,411	96%	$96,139	$22.81	100%	100%

Fund Portfolio:
Operating Properties:
New York Metro	199	83%	$4,337	$26.10	36%	47%
New England	43	92%	1,028	25.98	8%	11%
Chicago Metro	35	91%	1,391	43.97	6%	15%
Mid-Atlantic	245	96%	2,517	10.74	45%	27%
Other	28	35%	29	3.03	5%	—%
Total Fund Operating Properties	550	88%	$9,302	$19.17	100%	100%
Redevelopment Properties:
New York Metro	56	41%	$676	$29.42	79%	85%
Mid-Atlantic	1	—%	—	—	1%	—%
Southeast	14	29%	121	30.92	20%	15%
Total Fund Redevelopment Properties	71	37%	$797	$30.60	100%	100%

Notes:
(1)	Property GLA includes a total of 255,000 square feet, which is not owned by us. This square footage has been excluded for calculating annualized base rent per square foot.
(2)	The above occupancy and rent amounts do not include space that is currently leased, but for which payment of rent had not commenced as of December 31, 2014.
(3)	The amounts presented reflect the Operating Partnership's pro-rata shares of properties included within each region.

ITEM 3. LEGAL PROCEEDINGS.

We are involved in various matters of litigation arising in the normal course of business. While we are unable to predict with certainty the outcome of any particular matter, Management is of the opinion that, when such litigation is resolved, our resulting exposure to loss contingencies, if any, will not have a significant effect on our consolidated financial position, results of operations, or liquidity.

In addition to the foregoing, we recently settled or are currently involved in the following litigation matters:

During August 2009, we terminated the employment of a former Senior Vice President (the "Former Employee") for engaging in conduct that materially violated the Company's employee handbook. The Company determined that the behavior fell within the definition of "cause" in his severance agreement with us and therefore did not pay him anything thereunder. The Former Employee brought a lawsuit against us in New York State Supreme Court (the "Court"), in the amount of $0.9 million alleging breach of the severance agreement. On August 7, 2014, the Court granted summary judgment in favor of the Company, as defendant, and against plaintiff, the Former Employee, finding that his conduct in fact and law, constituted "cause" under his severance agreement. Plaintiff has filed a notice of appeal but has not yet perfected his appeal. The Company continues to believe that termination was justified for “cause” and that it will be successful on appeal.

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

During December 2013, in connection with Phase 2 of Fund II's City Point Project, Albee Development LLC ("Albee"), and a non-affiliated construction manager were served with a Summons With Notice as well as a Demand for Arbitration by Casino Development Group, Inc. ("Casino"), the former contractor responsible for the excavation and concrete work at the City Point Project. Albee terminated the contract with Casino for cause prior to completion of the contract. Casino is seeking approximately $7.4 million, which has now been bonded. Albee believes that it has meritorious defenses to, and is prepared to vigorously defend itself against the claims. Presently, the parties are before the New York State Supreme Court in Kings County on various procedural matters.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES AND PERFORMANCE GRAPH.

(a) Market Information, dividends and record holders of our Common Shares

The following table shows, for the period indicated, the high and low sales price for our Common Shares as reported on the New York Stock Exchange, and cash dividends declared during the two years ended December 31, 2014 and 2013:

Quarter Ended				Dividend
2014		High	Low	Per Share
March 31, 2014		$27.06	$24.47	$0.23
June 30, 2014		28.60	25.98	0.23
September 30, 2014		29.36	27.00	0.23
December 31, 2014	(1)	33.18	27.52	0.54
2013
March 31, 2013		$28.11	$25.04	$0.21
June 30, 2013		29.32	23.34	0.21
September 30, 2013		26.78	22.89	0.21
December 31, 2013		27.59	24.10	0.23

Note:

(1) Includes a special dividend of $0.30 for the quarter ended December 31, 2014

At February 20, 2015, there were 538 holders of record of our Common Shares.

We have determined for income tax purposes that 69% of the total dividends distributed to shareholders during 2014 represented ordinary income and 31% represented capital gains. The dividend for the quarter ended December 31, 2014 was paid on January 15, 2015 and is taxable in 2014. Our cash flow is affected by a number of factors, including the revenues received from rental properties, our operating expenses, the interest expense on our borrowings, the ability of lessees to meet their obligations to us and unanticipated capital expenditures. Future dividends paid by us will be at the discretion of the Trustees and will depend on our actual cash flows, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Trustees deem relevant. In addition, we have the ability to pay dividends in cash, Common Shares or a combination thereof, subject to a minimum of 10% in cash.

(b) Issuer purchases of equity securities

We have an existing share repurchase program that authorizes management, at its discretion, to repurchase up to $20.0 million of our outstanding Common Shares. The program may be discontinued or extended at any time and there is no assurance that we will purchase the full amount authorized. There were no Common Shares repurchased by us during the year ended December 31, 2014. Under this program we have repurchased 2.1 million Common Shares, none of which were repurchased after December 2001. As of December 31, 2014, management may repurchase up to approximately $7.5 million of our outstanding Common Shares under this program.

(c) Securities authorized for issuance under equity compensation plans

During 2012, the Company terminated the 1999 and 2003 Share Incentive Plans (the "1999 and 2003 Plans") and adopted the Amended and Restated 2006 Share Incentive Plan (the "Amended 2006 Plan"). The Amended 2006 Plan amended and restated our 2006 Share Incentive Plan and increased the authorization to issue options, Restricted Shares and LTIP Units (collectively "Awards") available to officers and employees by 1.9 million shares. See Note 15 in the Notes to Consolidated Financial Statements, for a summary of our Share Incentive Plans. The following table provides information related to the Amended 2006 Plan as of December 31, 2014:

	Equity Compensation Plan Information
	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted - average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	55,347	$20.93	1,118,288
Equity compensation plans not approved by security holders	—	—	—
Total	55,347	$20.93	1,118,288

Remaining Common Shares available under the Amended 2006 Plan are as follows:

Outstanding Common Shares as of December 31, 2014	68,109,287
Outstanding OP Units as of December 31, 2014	3,663,644
Total Outstanding Common Shares and OP Units	71,772,931

Common Shares and OP Units pursuant to the 1999 and 2003 Plans	5,193,681
Common Shares pursuant to the Amended 2006 Plan	2,100,000
Total Common Shares available under equity compensation plans	7,293,681

Less: Issuance of Restricted Shares and LTIP Units Granted	(3,400,620)
Issuance of Options Granted	(2,774,773)
Number of Common Shares remaining available	1,118,288

(d) Share Price Performance Graph

The following graph compares the cumulative total shareholder return for our Common Shares for the period commencing December 31, 2009 through December 31, 2014 with the cumulative total return on the Russell 2000 Index ("Russell 2000"), the NAREIT All Equity REIT Index (the "NAREIT") and the SNL Shopping Center REITs (the "SNL") over the same period. Total return values for the Russell 2000, the NAREIT, the SNL and the Common Shares were calculated based upon cumulative total return assuming the investment of $100.00 in each of the Russell 2000, the NAREIT, the SNL and our Common Shares on December 31, 2009, and assuming reinvestment of dividends. The shareholder return as set forth in the table below is not necessarily indicative of future performance. The information in this section is not "soliciting material," is not deemed "filed" with the SEC, and is not to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.

Comparison of five Year Cumulative Total Return among Acadia Realty Trust, the Russell 2000, the NAREIT and the SNL:

	Period Ended
Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Acadia Realty Trust	$100.00	$112.51	$128.92	$165.47	$169.43	$227.86
Russell 2000	100.00	126.86	121.56	141.43	196.34	205.95
NAREIT All Equity REIT Index	100.00	127.95	138.55	165.84	170.58	218.38
SNL REIT Retail Shopping Ctr Index	100.00	129.81	126.10	159.21	170.11	220.42

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth, on a historical basis, our selected financial data. This information should be read in conjunction with our audited Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this Form 10-K. Funds from operations ("FFO") amounts for the year ended December 31, 2014 have been adjusted as set forth in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Reconciliation of Net Income to Funds from Operations."

	Years ended December 31,
(dollars in thousands, except per share amounts)	2014	2013	2012	2011	2010
OPERATING DATA:
Revenues	$195,012	$168,286	$114,987	$97,857	$100,108
Operating expenses, excluding depreciation and reserves	79,104	72,108	58,939	51,024	47,265
Interest expense	39,091	39,474	22,811	23,343	26,146
Gain on disposition of properties	13,138	—	—	—	—
Depreciation and amortization	49,645	40,299	27,888	20,975	20,093
Equity in earnings of unconsolidated affiliates	8,723	12,382	550	1,555	12,450
Gain (loss) on sale of properties of unconsolidated affiliates	102,855	—	3,061	—	(1,479)
Impairment of investment in unconsolidated affiliates	—	—	(2,032)	—	—
Impairment of asset	—	(1,500)	—	—	—
Reserve for notes receivable	—	—	(405)	—	—
Gain from bargain purchase	—	—	—	—	33,805
Gain on involuntary conversion of asset	—	—	2,368	—	—
(Loss) gain on debt extinguishment	(335)	(765)	(198)	1,268	—
Income tax (provision) benefit	(629)	(19)	574	(461)	(2,869)
Income from continuing operations	150,924	26,503	9,267	4,877	48,511
Income from discontinued operations	1,222	18,137	80,669	48,838	2,156
Net income	152,146	44,640	89,936	53,715	50,667
(Income) loss attributable to noncontrolling interests:
Continuing operations	(80,059)	7,523	14,352	13,734	(20,138)
Discontinued operations	(1,023)	(12,048)	(64,582)	(15,894)	(472)
Net income attributable to noncontrolling interests	(81,082)	(4,525)	(50,230)	(2,160)	(20,610)
Net income attributable to Common Shareholders	$71,064	$40,115	$39,706	$51,555	$30,057
Supplemental Information:
Income from continuing operations attributable to Common Shareholders	$70,865	$34,026	$23,619	$18,611	$28,373
Income from discontinued operations attributable to Common Shareholders	199	6,089	16,087	32,944	1,684
Net income attributable to Common Shareholders	$71,064	$40,115	$39,706	$51,555	$30,057
Basic earnings per share:
Income from continuing operations	$1.18	$0.61	$0.51	$0.45	$0.69
Income from discontinued operations	—	0.11	0.34	0.80	0.04
Basic earnings per share	$1.18	$0.72	$0.85	$1.25	$0.73
Diluted earnings per share:
Income from continuing operations	$1.18	$0.61	$0.51	$0.45	$0.69
Income from discontinued operations	—	0.11	0.34	0.80	0.04
Diluted earnings per share	$1.18	$0.72	$0.85	$1.25	$0.73
Weighted average number of Common Shares outstanding
basic	59,402	54,919	45,854	40,697	40,136
diluted	59,426	54,982	46,335	40,986	40,406
Cash dividends declared per Common Share	$1.23	$0.86	$0.72	$0.72	$0.72

	Years ended December 31,
(dollars in thousands, except per share amounts)	2014	2013	2012	2011	2010
BALANCE SHEET DATA:
Real estate before accumulated depreciation	$2,208,595	$1,819,053	$1,287,198	$897,370	$753,989
Total assets	2,732,600	2,264,957	1,908,440	1,653,319	1,524,806
Total mortgage indebtedness	1,130,481	1,039,997	613,181	531,881	627,649
Total common shareholders’ equity	1,055,541	704,236	622,797	384,114	318,212
Noncontrolling interests	380,416	417,352	447,459	385,195	269,310
Total equity	1,435,957	1,121,588	1,070,256	769,309	587,522
OTHER:
Funds from Operations (1)	78,882	67,139	48,827	42,913	50,440
Cash flows provided by (used in):
Operating activities	82,519	65,233	59,001	65,715	44,377
Investing activities	(268,516)	(87,879)	(136,745)	(153,157)	(60,745)
Financing activities	324,388	10,022	79,745	56,662	43,152

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

As of December 31, 2014, we operated 143 properties, which we own or have an ownership interest in, within our Core Portfolio or Funds. Our Core Portfolio consists of those properties either 100% owned, or partially owned through joint venture interests by the Operating Partnership, or subsidiaries thereof, not including those properties owned through our Funds. These 143 properties primarily consist of street and urban retail, and dense suburban shopping centers. The properties we operate are located primarily in markets within the United States' top ten metropolitan areas. There are 87 properties in our Core Portfolio totaling approximately 5.4 million square feet. Fund I has three remaining properties comprising approximately 0.1 million square feet. Fund II has five properties, three of which (representing 0.3 million square feet) are currently operating, one is under construction, and one is in the design phase. Fund III has 13 properties, 10 of which (representing 1.6 million square feet) are currently operating and three of which are in the design phase. Fund IV has 35 properties, nine of which (representing 0.9 million square feet) are operating and 26 are under development. The majority of our operating income is derived from rental revenues from operating properties, including expense recoveries from tenants, offset by operating and overhead expenses. As our RCP Venture invests in operating companies, we consider these investments to be private-equity style, as opposed to real estate, investments. Since these are not traditional investments in operating rental real estate but investments in operating businesses, the Operating Partnership typically invests in these through a taxable REIT subsidiary ("TRS").

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

•
Generate additional external growth through an opportunistic yet disciplined acquisition program within our Funds. We target transactions with high inherent opportunity for the creation of additional value through:

◦	value-add investments in street retail properties, located in established and "next generation" submarkets, with re-tenanting or repositioning opportunities,

◦	opportunistic acquisitions of well-located real-estate anchored by distressed retailers, and

◦	other opportunistic acquisitions which may include high-yield acquisitions and purchases of distressed debt.

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

A discussion of the significant variances and primary factors contributing thereto within the results of operations for the years ended December 31, 2014, 2013 and 2012 are addressed below:

Comparison of the year ended December 31, 2014 ("2014") to the year ended December 31, 2013 ("2013")

Revenues	2014			2013
(dollars in millions)	Core Portfolio	Funds	Structured Financings	Core Portfolio	Funds	Structured Financings
Rental income	$102.1	$43.0	$—	$90.2	$32.5	$—
Interest income	—	—	12.6	—	—	11.8
Expense reimbursements	22.1	10.6	—	19.1	9.3	—
Other	0.8	1.1	2.7	1.1	4.3	—
Total revenues	$125.0	$54.7	$15.3	$110.4	$46.1	$11.8

Rental income in the Core Portfolio increased $11.9 million primarily as a result of additional rents of (i) $9.0 million related to 2014 Core Portfolio property acquisitions as detailed in Note 2 in the Notes to Consolidated Financial Statements ("2014 Core Acquisitions") and (ii) $4.8 million following the acquisitions of 664 N. Michigan Avenue, 8-12 East Walton, 3200-3204 M Street, 868 Broadway, 313-315 Bowery and 120 West Broadway ("2013 Core Acquisitions"). These increases were partially offset by a $1.7 million reduction in rental income following the disposition of Walnut Hill Plaza. Rental income in the Funds increased $10.5 million primarily as a result of additional rents of (i) $6.0 million related to 2014 Fund Portfolio property acquisitions as detailed in Note 2 in the Notes to Consolidated Financial Statements ("2014 Fund Acquisitions") and (ii) $4.3 million as a result of re-anchoring and leasing activities within the Fund Portfolio ("Fund Re-tenanting").

Expense reimbursements in the Core Portfolio increased $3.0 million primarily as a result of (i) $1.4 million related to 2014 Core Acquisitions, (ii) $0.7 million related to reimbursement of higher winter related operating costs in 2014 and (iii) $0.6 million related to 2013 Core Acquisitions. Expense reimbursements in the Funds increased $1.3 million primarily as a result of the 2014 Fund Acquisitions and reimbursement of higher winter related operating costs in 2014.

Other income in the Funds decreased $3.2 million primarily due to the recognition of income upon the collection of a note receivable during 2013, which had been previously written off. Other income in Structured Financing increased $2.7 million as a result of the collection of two notes that had been reserved prior to 2014.

Operating Expenses	2014			2013
(dollars in millions)	Core Portfolio	Funds	Structured Financings	Core Portfolio	Funds	Structured Financings
Property operating	$15.1	$9.7	$—	$13.5	$7.5	$—
Other operating	3.6	0.2	—	2.7	1.9	—
Real estate taxes	14.4	8.7	—	12.8	8.1	—
General and administrative	24.8	1.7	0.9	24.4	1.2	—
Depreciation and amortization	35.9	13.8	—	29.0	11.3	—
Total operating expenses	$93.8	$34.1	$0.9	$82.4	$30.0	$—

Property operating expenses in the Core Portfolio increased $1.6 million primarily as a result of the 2014 and 2013 Core Acquisitions. Property operating expenses in the Funds increased $2.2 million primarily as a result of (i) $1.5 million attributable to the 2014 Fund Acquisitions and (ii) $0.5 million related to Fund Re-tenanting.

Real estate taxes in the Core Portfolio increased $1.6 million primarily as a result of the 2014 and 2013 Core Acquisitions.

General and administrative expenses increased $0.9 million in Structured Financing primarily as a result of legal fees incurred during 2014 associated with collection efforts on non-performing notes receivable.

Depreciation and amortization expenses in the Core Portfolio increased $6.9 million primarily as a result of the 2014 and 2013 Core Acquisitions. Depreciation and amortization expenses in the Funds increased $2.5 million primarily as a result of the 2014 Fund Acquisitions.

Other	2014			2013
(dollars in millions)	Core Portfolio	Funds	Structured Financings	Core Portfolio	Funds	Structured Financings
Equity in (losses) earnings of unconsolidated affiliates	$(0.1)	$111.7	$—	$(0.1)	$12.5	$—
Impairment of asset	—	—	—	(1.5)	—	—
Loss on debt extinguishment	—	(0.3)	—	(0.3)	(0.5)	—
Interest and other finance expense	(27.0)	(12.1)	—	(26.2)	(13.3)	—
Gain on disposition of properties	12.6	0.5	—	—	—	—
Income tax (provision) benefit	(0.2)	(0.4)	—	0.1	(0.1)	—
Income from discontinued operations	—	1.2	—	6.9	11.2	—
(Loss) income attributable to noncontrolling interests:
- Continuing operations	(3.2)	(76.9)	—	(1.0)	8.5	—
- Discontinued operations	—	(1.0)	—	(2.4)	(9.6)	—

Equity in (losses) earnings of unconsolidated affiliates in the Funds increased $99.2 million primarily as a result of the gain on sale of our investments in the Fund III and Fund IV Lincoln Road Portfolios during 2014.

Impairment of asset in the Core Portfolio represents a charge related to Walnut Hill Plaza during 2013.

Interest expense in the Funds decreased $1.2 million primarily as a result of a (i) $3.4 million increase in capitalized interest related to our City Point redevelopment project during 2014 and (ii) a $1.7 million decrease related to lower average interest rates during 2014. These decreases were partially offset by a (i) $2.8 million increase related to higher average outstanding borrowings during 2014 and (ii) $0.8 million related to an increase in market rate adjustments of assumed debt interest expense during 2014.

Gain on disposition of properties in the Core Portfolio during 2014 represents the gain on the foreclosure of the Walnut Hill Plaza (See Note 2 in the Notes to Consolidated Financial Statements).

Income from discontinued operations primarily represents activity related to properties sold during 2013.

(Loss) income attributable to noncontrolling interests - Continuing operations and Discontinued operations primarily represents the noncontrolling interests' share of all the Funds variances discussed above.

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

Rental income in the Core Portfolio increased $34.2 million primarily as a result of additional rents of (i) $16.5 million following the consolidation of our Brandywine investment formerly presented under the equity method ("Consolidation of Brandywine"), (ii) $11.4 million related to the acquisitions of 1520 Milwaukee Avenue, 330-340 River Street, our Chicago Street Retail Portfolio, 930 Rush Street, 28 Jericho Turnpike, Rhode Island Shopping Center, 83 Spring Street, 60 Orange Street, 181 Main Street, Connecticut Avenue and 639 West Diversey ("2012 Core Acquisitions"), (iii) $5.1 million related to 2013 Core Acquisitions and (iv) $1.1 million as a result of re-anchoring and leasing activities at Bloomfield Town Square and Branch Plaza ("Core Re-tenanting"). Rental income in the Funds increased $4.5 million primarily as a result of additional rents of (i) $2.9 million related to 3780-3858 Nostrand Avenue, Paramus Plaza, 1151 Third Avenue, Lake Montclair Center, and 938 W. North Avenue ("2013 Fund Acquisitions"), and (ii) $0.7 million related to the acquisitions of 640 Broadway, Lincoln Park Centre and 3104 M Street ("2012 Fund Acquisitions").

Interest income increased $3.8 million as a result of the origination of two notes during December 2012. This was partially offset by the repayment of four notes during 2012 and 2013.

Expense reimbursements in the Core Portfolio increased $6.3 million primarily as a result of (i) $2.9 million from the Consolidation of Brandywine, (ii) $1.5 million from 2012 Core Acquisitions and (iii) $0.6 million from 2013 Core Acquisitions. Expense reimbursements in the Funds increased $1.7 million as a result of 2013 and 2012 Fund Acquisitions.

Other income in the Funds increased $3.3 million primarily as a result of the 2013 collection of a note receivable originated in 2010, which had been written off prior to 2013.

Operating Expenses	2013			2012
(dollars in millions)	Core Portfolio	Funds	Structured Financings	Core Portfolio	Funds	Structured Financings
Property operating	$13.5	$7.5	$—	$10.3	$7.1	$—
Other operating	2.7	1.9	—	1.8	2.1	—
Real estate taxes	12.8	8.1	—	9.7	6.7	—
General and administrative	24.4	1.2	—	19.6	1.6	—
Reserve for notes receivable	—	—	—	0.4	—	—
Depreciation and amortization	29.0	11.3	—	17.1	10.8	—
Total operating expenses	$82.4	$30.0	$—	$58.9	$28.3	$—

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

General and administrative expense in the Core Portfolio increased $4.8 million primarily due to non-cash executive retirement expenses as well as additional hiring during 2013.

Depreciation and amortization for the Core Portfolio increased $11.9 million primarily as a result of (i) $4.8 million from 2012 Core Acquisitions, (ii) $3.6 million from the Consolidation of Brandywine and (iii) $2.0 million from 2013 Core Acquisitions.

Other	2013			2012
(dollars in millions)	Core Portfolio	Funds	Structured Financings	Core Portfolio	Funds	Structured Financings
Equity in (losses) earnings of unconsolidated affiliates	$(0.1)	$12.5	$—	$0.2	$0.3	$—
Gain on disposition of properties of unconsolidated affiliates	—	—	—	—	3.1	—
Impairment of unconsolidated affiliates	—	—	—	—	(2.0)	—
Impairment of asset	(1.5)	—	—	—	—	—
Loss on debt extinguishment	(0.3)	(0.5)	—	—	(0.2)	—
Gain on involuntary conversion of asset	—	—	—	2.4	—	—
Interest and other finance expense	(26.2)	(13.3)	—	(15.4)	(7.4)	—
Income tax (provision) benefit	0.1	(0.1)	—	(0.2)	0.8	—
Income from discontinued operations	6.9	11.2	—	0.3	80.4	—
(Loss) income attributable to noncontrolling interests:
- Continuing operations	(1.0)	8.5	—	0.1	14.3	—
- Discontinued operations	(2.4)	(9.6)	—	(0.1)	(64.5)	—

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

Gain on disposition of properties of unconsolidated affiliates represents our share of a $3.4 million gain on sale of an unconsolidated Fund investment during 2012.

Impairment of unconsolidated affiliate represents the settlement of legal proceedings from our Mervyns investment during 2012.

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

Income from discontinued operations primarily represents activity related to properties sold during 2013 and 2012.
(Loss) income attributable to noncontrolling interests - Continuing operations and Discontinued operations primarily represents the noncontrolling interests' share of all the Funds variances discussed above.

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

Net Property Operating Income

NOI is determined as follows:

RECONCILIATION OF CONSOLIDATED OPERATING INCOME TO NET OPERATING INCOME - CORE PORTFOLIO

(dollars in millions)	Year Ended December 31,
	2014	2013
Consolidated Operating Income	$66.3	$55.9
Add back:
General and administrative	27.4	25.5
Depreciation and amortization	49.6	40.3
Less:
Management fee income	—	(0.1)
Interest income	(12.6)	(11.8)
Straight-line rent and other adjustments	(8.6)	(5.8)
Consolidated NOI	122.1	104.0

Noncontrolling interest in consolidated NOI	(38.9)	(33.9)
Less: Operating Partnership's interest in Fund NOI included above	(6.3)	(5.3)
Add: Operating Partnership's share of unconsolidated joint ventures NOI [1]	4.4	2.8
NOI - Core Portfolio	$81.3	$67.6

Note:

(1) Does not include the Operating Partnership's share of NOI from unconsolidated joint ventures within the Funds

Same-Property NOI includes Core Portfolio properties that we owned for both the current and prior periods presented, but excludes those properties which we acquired, sold or expected to be sold, and redeveloped during these periods. The following table summarizes Same-Property NOI for our Core Portfolio for the years ended December 31, 2014 and 2013:

SAME-PROPERTY NET OPERATING INCOME - CORE PORTFOLIO

	Year Ended December 31,
(dollars in millions)	2014	2013
Core Portfolio NOI - Continuing Operations	$81.3	$67.6
Less properties excluded from Same-Property NOI	(19.0)	(8.4)
Same-Property NOI	$62.3	$59.2

Percent change from 2013	5.2%

Components of Same-Property NOI
Same-Property Revenues	$85.1	$81.0
Same-Property Operating Expenses	22.8	21.8
Same-Property NOI	$62.3	$59.2

The 5.2% increase in Same-Property NOI was primarily attributable to increased rents and occupancy gains during 2014.

Rent Spreads on Core Portfolio New and Renewal Leases

The following table summarizes rent spreads on both a cash basis and straight-line basis for new and renewal leases based on leases executed within our Core Portfolio for the year ended December 31, 2014. Cash basis represents a comparison of rent most recently paid on the previous lease as compared to the initial rent paid on the new lease. Straight-line basis represents a comparison of rents as adjusted for contractual escalations, abated rent and lease incentives for the same comparable leases.

	Year Ended
	December 31, 2014
Core Portfolio New and Renewal Leases	Cash Basis	Straight-Line Basis
Number of new and renewal leases executed	45	45
Gross leasable area	324,132	324,132
New base rent	$26.03	$28.22
Previous base rent	$22.76	$21.93
Percent growth in base rent	14.4%	28.7%
Average cost per square foot (1)	$27.18	$27.18
Weighted average lease term (years)	6.1	6.1

Note:

(1) The average cost per square foot includes tenant improvement costs, leasing commissions and tenant allowances.

RECONCILIATION OF NET INCOME TO FUNDS FROM OPERATIONS

	For the Years Ended December 31,
(dollars in thousands)	2014	2013	2012	2011	2010
Net income attributable to Common Shareholders	$71,064	$40,115	$39,706	$51,555	$30,057
Depreciation of real estate and amortization of leasing costs:
(net of noncontrolling interests' share)	38,020	31,432	24,671	19,823	20,006
Gain on disposition of properties
(net of noncontrolling interests' share)	(33,438)	(6,378)	(16,060)	(31,716)	—
Income attributable to noncontrolling interests in operating partnership (1)	3,203	470	510	635	377
Impairment of asset	—	1,500	—	2,616	—
Distributions - Preferred OP Units	33	22	18	18	18
Funds from operations (2)	$78,882	$67,161	$48,845	$42,931	$50,458
Funds From Operations per Share - Diluted
Weighted average number of Common Shares and OP Units	62,420	55,954	46,940	41,467	40,876
Diluted Funds from operations, per share	$1.26	$1.20	$1.04	$1.04	$1.23

Notes:
(1)	Represents income attributable to Common OP Units

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

Distributions

In order to qualify as a REIT for Federal income tax purposes, we must currently distribute at least 90% of our taxable income to our shareholders. For the year ended December 31, 2014, we paid dividends and distributions on our Common Shares and Common OP Units totaling $56.4 million, which were funded from the Operating Partnership's share of operating cash flow.

Distributions of $132.1 million were made to noncontrolling interests in Fund III during the year ended December 31, 2014. Of this, $95.0 million was from proceeds following the disposition of property, $29.1 million resulted from financing proceeds and$8.0 million was made from operating cash flows.

Distributions of $73.8 million were made to noncontrolling interests in Fund IV during the year ended December 31, 2014. Of this, $71.3 million was from the proceeds following the disposition of property and $2.5 million resulted from financing proceeds.

Distributions to other noncontrolling interests within Fund joint ventures totaled $9.3 million for the year ended December 31, 2014.

Investments

Fund I and Mervyns I

Fund I and Mervyns I have returned all invested capital and accumulated preferred return thus triggering our Promote in all future Fund I and Mervyns I earnings and distributions. As of December 31, 2014, $86.6 million has been invested in Fund I and Mervyns I, of which the Operating Partnership contributed $19.2 million.

As of December 31, 2014, Fund I currently owned, or had ownership interests in three remaining assets comprising approximately 0.1 million square feet.

In addition, we, along with our Fund I investors, have invested in Mervyns as discussed in Note 4 to the Consolidated Financial Statements of this Form 10-K.

Fund II and Mervyns II

To date, Fund II’s primary investment focus has been in investments involving significant redevelopment activities and the RCP Venture. As of December 31, 2014, $300.0 million has been invested in Fund II and Mervyns II, of which the Operating Partnership contributed $60.0 million.

During September of 2004, through Fund II, we launched our New York Urban/Infill Redevelopment Initiative. Fund II, together with an unaffiliated partner, formed Acadia Urban Development LLC ("Acadia Urban Development") for the purpose of acquiring, constructing, redeveloping, owning, operating, leasing and managing certain retail or mixed-use real estate properties in the New York City metropolitan area. The unaffiliated partner agreed to invest 10% of required capital up to a maximum of $2.2 million and Fund II, the managing member, agreed to invest the balance to acquire assets in which Acadia Urban Development agreed to invest. Of the eight properties acquired by Acadia Urban Development, three have been sold. Of the remaining five assets, two are currently at, or near, stabilization, one is under contract for disposition, one is currently under construction and one is in the pre-construction phase as previously discussed in "-INVESTING ACTIVITIES- REDEVELOPMENT ACTIVITIES" in Item 1. of this Form 10-K. Redevelopment costs incurred during 2014 by Acadia Urban Development in connection with the New York Urban/Infill Redevelopment Initiative totaled $84.7 million. Anticipated additional costs for the property currently under construction are currently estimated to range between ($14.2) and $15.8 million. These amounts are net of anticipated contributions from the proceeds of residential tower sales and the sale of air rights.

RCP Venture

See Note 4 in the Notes to Consolidated Financial Statements, for a table summarizing the RCP Venture investments from inception through December 31, 2014.

Fund III

During 2007, we formed Fund III with 14 institutional investors, including all of the investors from Fund I and a majority of the investors from Fund II with $502.5 million of committed discretionary capital. During 2012, the committed capital amount was reduced to $475.0 million. As of December 31, 2014, $381.6 million has been invested in Fund III, of which the Operating Partnership contributed $75.9 million. The remaining $93.4 million of unfunded capital will be used to fund current redevelopment projects.

Fund III has invested in three redevelopment projects as previously discussed in "—INVESTING ACTIVITIES-REDEVELOPMENT ACTIVITIES" in Item 1. of this Form 10-K. Remaining anticipated costs for the three projects currently owned by Fund III that can be estimated aggregate between $74.2 million and $94.2 million.

In addition to its three redevelopment projects noted above, Fund III also owns, or has ownership interests in, the following 10 assets comprising approximately 1.7 million square feet as follows:

(dollars in millions)
Property	Location	Date Acquired	Purchase Price	GLA
3780-3858 Nostrand Avenue	Brooklyn, NY	February 2013	$18.5	40,300
Arundel Plaza	Glen Burnie, MD	August 2012	17.6	265,100
Lincoln Park Centre	Chicago, IL	April 2012	31.5	61,700
640 Broadway	New York, NY	February 2012	32.5	39,600
New Hyde Park	New Hyde Park, NY	December 2011	11.2	32,600
654 Broadway	New York, NY	December 2011	13.7	18,700
Parkway Crossing	Baltimore, MD	December 2011	21.6	260,200
The Heritage Shops at Millennium Park	Chicago, IL	April 2011	31.6	81,700
White City Shopping Center	Shrewsbury, MA	December 2010	56.0	256,700
Cortlandt Towne Center	Westchester Co. NY	January 2009	78.0	639,400
Total			$312.2	1,696,000

Fund IV

During 2012, we formed Fund IV with 17 principally institutional investors as well as some high-net worth individuals with $540.6 million of committed discretionary capital. As of December 31, 2014, $140.2 million has been invested in Fund IV, of which the Operating Partnership contributed $32.4 million. The remaining $400.4 million of unfunded capital will be used to fund future acquisitions and current redevelopment projects.

Fund IV has invested in three redevelopment projects as previously discussed in "—INVESTING ACTIVITIES-REDEVELOPMENT ACTIVITIES" in Item 1. of this Form 10-K. Remaining costs for these projects are currently estimated to aggregate between $34.0 million and $48.0 million.

In addition to its redevelopment projects, Fund IV also owns, or has ownership interests in, the following nine assets compromising
0.9 million square feet as follows:

(dollars in millions)
Property	Location	Date Acquired	Purchase Price	GLA
17 East 71st Street	New York, NY	October 2014	$28.0	9,330
Eden Square	Bear, DE	July 2014	25.4	235,508
1151 Third Avenue	New York, NY	October 2013	18.0	12,040
2819 Kennedy Boulevard	North Bergen, NJ	June 2013	9.0	41,480
Paramus Plaza	Paramus, NJ	September 2013	18.9	152,060
Promenade at Manassas	Manassas, VA	July 2013	38.0	265,440
Lake Montclair Center	Dumfries, VA	October 2013	19.3	105,850
1701 Belmont Avenue	Catonsville, MD	December 2012	4.7	58,670
938 W. North Avenue	Chicago, IL	November 2013	20.0	35,400
Total			$181.3	915,778

Development Activities

During the year ended December 31, 2014, costs associated with redevelopment and leasing activities totaled $144.0 million. Of this amount, $140.1 million represented costs associated with redevelopment, primarily related to Fund II's City Point project, and re-tenant costs and $3.9 million represented direct leasing costs.

Structured Financings

As of December 31, 2014, our structured financing portfolio, net of allowances aggregated $102.3 million, with related accrued interest of $9.8 million. The notes were collateralized by the underlying properties, the borrower’s ownership interest in the entities that own the properties and/or by the borrower’s personal guarantee. Effective interest rates on our notes receivable ranged from 5.5% to 24.0% with maturities from January 2015 through May 2024.

Investments made in our structured financing portfolio during 2014 are discussed in Note 5 in the Notes to Consolidated Financial Statements.

Other Investments

Acquisitions made during 2014 are discussed in Note 2 in the Notes to Consolidated Financial Statements.

Core Portfolio Property Redevelopment and Re-tenanting

Our Core Portfolio redevelopment and re-anchoring programs focus on selecting well-located street retail locations and dense suburban shopping centers and creating significant value through re-tenanting and property redevelopment. During 2013, we initiated the re-anchoring of a former A&P supermarket location at our Crossroads Shopping Center. The re-anchoring is substantially completed. Costs associated with this redevelopment were $8.8 million.

Purchase of Convertible Notes

Purchases of the Convertible Notes have been another use of our liquidity. As of December 31, 2014 $114.6 million of the $115.0 million of Convertible Notes originally issued during 2006 have been retired. In January 2015 we notified the remaining noteholders that we had exercised our right to redeem their notes, which is expected to be concluded no later than April 2015. See Note 9 in the Notes to Consolidated Financial Statements for further discussion of our Convertible Notes.

Share Repurchase

We have an existing share repurchase program as further described in Item 5. of this Form 10-K. Management has not repurchased any shares under this program since December 2001, although it has the authority to repurchase up to approximately $7.5 million of our outstanding Common Shares.

SOURCES OF LIQUIDITY

Our primary sources of capital for funding our liquidity needs include (i) the issuance of both public equity and OP Units, (ii) the issuance of both secured and unsecured debt, of which we had availability of $210.4 million as of December 31, 2014, (iii) unfunded capital commitments from noncontrolling interests within our Funds III and IV of $74.8 million and $307.8 million, respectively, (iv) future sales of existing properties and (v) cash on hand of $217.6 million as of December 31, 2014 and future cash flow from operating activities.

Issuance of Equity

During January 2012, we launched an at-the-market ("ATM") equity issuance program which provides us an efficient and low-cost vehicle for raising public equity to fund our capital needs. Through this program, we have been able to effectively "match-fund" the required equity for our Core Portfolio and Fund acquisitions through the issuance of Common Shares over extended periods employing a price averaging strategy. In addition, from time to time, we have issued and intend to continue to issue, equity in follow-on offerings separate from our ATM program. Net proceeds raised through our ATM program and follow-on offerings are primarily used for acquisitions, both for our Core Portfolio and our pro-rata share of Fund acquisitions and for general corporate purposes.

Equity issuances for each of the years ended December 31, 2014, 2013 and 2012 are summarized as follows:

(shares and dollars in millions)	2014	2013	2012

ATM Shares Issued	4.7	3.0	6.1
ATM Gross Proceeds	$128.9	$82.2	$143.8
ATM Net Proceeds	$127.1	$80.7	$140.8

Follow-on Offering Shares Issued	7.6	—	3.5
Follow-on Offering Gross Proceeds	$237.4	$—	$86.9
Follow-on Offering Net Proceeds	$230.7	$—	$85.9

Fund Capital

During 2014, noncontrolling interest capital contributions to Fund III and IV of $19.3 million and $34.1 million, respectively, were primarily used to fund acquisitions and to pay down existing credit facilities.

Asset Sales

In April 2014, we closed on the sale of Fund III's Sheepshead Bay property for $20.2 million, of which the Operating Partnership's share was $4.0 million. During June 2014, we completed the sale of air rights for market-rate rental housing at Fund II's City Point project ("Tower 2") for initial net proceeds of $12.4 million of which the Operating Partnership's share was $2.4 million. An additional $13.7 million of the purchase price was deferred and is anticipated to be collected prior to December 2015. During July 2014, we completed the sale of undeveloped land in New Castle, Pennsylvania for $0.4 million. In August 2014, we completed the sale of six unconsolidated properties within Fund III and Fund IV for $342.0 million, of which the Operating Partnership's share was $35.7 million. See Note 2 in the Notes to the Consolidated Financial Statements for additional information related to our asset dispositions. During January 2015, we completed the sale of Fund III's Lincoln Park Centre for $64.0 million, of which the Operating Partnership's share was $12.7 million.

Structured Financing Repayments

See Note 5 in the Notes to Consolidated Financial Statements, for an overview of our notes receivable and for payments received during the years ended December 31, 2014, 2013 and 2012.

Financing and Debt

As of December 31, 2014, our outstanding mortgage, convertible notes and other notes payable aggregated $1,130.5 million, including an unamortized premium of $2.9 million, and were collateralized by 40 properties and related tenant leases. Interest rates on our outstanding indebtedness ranged from 1.00% to 6.65% with maturities that ranged from April 2015 to April 2023. Taking into consideration $223.8 million of notional principal under variable to fixed-rate swap agreements currently in effect, $801.4 million of the portfolio debt, or 71%, was fixed at a 4.85% weighted average interest rate and $326.2 million, or 29% was floating at a 2.05% weighted average interest rate as of December 31, 2014. There is $271.9 million of debt maturing in 2015 at a weighted average interest rate of 2.46%. Of this amount, $7.7 million represents scheduled annual amortization. The loans relating to $119.4 million of the 2015 maturities provide for extension options, which we believe we will be able to exercise. As it relates to the remaining 2015 maturities, we may not have sufficient cash on hand to repay such indebtedness and, as such, we may have to refinance this indebtedness or select other alternatives based on market conditions at that time.

As of December 31, 2014, we had $210.4 million of additional capacity under existing revolving debt facilities. The following table sets forth certain information pertaining to our secured credit facilities:

(dollars in millions) Borrower	Total available credit facilities	Amount borrowed as of December 31, 2013	Net borrowings (repayments) during the year ended December 31, 2014	Amount borrowed as of December 31, 2014	Letters of credit outstanding as of December 31, 2014	Amount available under credit facilities as of December 31, 2014
Operating Partnership	$150.0	$—	$—	$—	$12.5	$137.5
Fund IV	150.0	68.8	8.3	77.1	—	72.9
Total	$300.0	$68.8	$8.3	$77.1	$12.5	$210.4

See Note 8 and Note 9 to our Consolidated Financial Statements, for a summary of our debt financing transactions during the year ended December 31, 2014.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The following table summarizes: (i) principal and interest obligations under mortgage and other notes, (ii) rents due under non-cancelable operating leases, which includes ground leases at eight of our properties and the lease for our corporate office and (iii) construction commitments as of December 31, 2014:

(dollars in millions)	Payments due by period
Contractual obligations:	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Principal obligations on debt	$1,127.6	$271.9	$457.4	$154.2	$244.1
Interest obligations on debt	139.9	46.4	53.1	29.2	11.2
Operating lease obligations	35.0	2.8	8.1	4.7	19.4
Construction commitments (1)	88.1	88.1	—	—	—
Total	$1,390.6	$409.2	$518.6	$188.1	$274.7

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

See Note 4 in the Notes to Consolidated Financial Statements, for a discussion of our unconsolidated investments. The Operating Partnership's pro-rata share of unconsolidated debt related to those investments is as follows:

(dollars in millions)
Investment	Pro-rata share of mortgage debt Operating Partnership	Interest rate at December 31, 2014	Maturity date
Arundel Plaza	$1.6	5.60%	April, 2015
Parkway Crossing	2.3	2.37%	January, 2016
Promenade at Manassas	5.7	1.57%	November, 2016
1701 Belmont Avenue	0.8	4.00%	January, 2017
2819 Kennedy Boulevard	1.4	2.32%	December, 2017
Eden Square	3.6	2.17%	December, 2017
White City Shopping Center	9.5	2.32%	February, 2021
Crossroads	33.1	3.94%	September, 2024
840 N. Michigan	65.0	4.36%	February, 2025
Georgetown Portfolio	9.0	4.72%	December, 2027
Total	$132.0

In addition to our derivative financial instruments, one of our unconsolidated affiliates is a party to two separate interest rate LIBOR swaps with a notional value of $28.1 million, which effectively fix the interest rate at 5.54% and expire in December 2017. The Operating Partnership's pro-rata share of the fair value of such affiliates' derivative liabilities totaled $0.2 million at December 31, 2014.

HISTORICAL CASH FLOW

The following table compares the historical cash flow for the year ended December 31, 2014 ("2014") with the cash flow for the year ended December 31, 2013 ("2013").

	Years Ended December 31,
(dollars in millions)	2014	2013	Variance
Net cash provided by operating activities	$82.5	$65.2	$17.3
Net cash used in investing activities	(268.5)	(87.9)	(180.6)
Net cash provided by financing activities	324.4	10.0	314.4
Total	$138.4	$(12.7)	$151.1

A discussion of the significant changes in cash flow for 2014 versus 2013 is as follows:

The increase of $17.3 million in net cash provided by operating activities was primarily attributable to the following:

Items which contributed to an increase in cash from operating activities:

•	Additional cash of $17.2 million used to fund prepaid ground rent for Fund II's City Point project during 2013

•	Additional cash flow during 2014 from Core and Fund Property acquisitions and redevelopments

Items which contributed to a decrease in cash from operating activities:

•	A reduction in cash flow from Core and Fund Property dispositions during 2014

The increase of $180.6 million in net cash used in investing activities primarily resulted from the following:

Items which contributed to an increase in cash used in investing activities:

•	A decrease of $173.3 million in proceeds from the sale of properties during 2014

•	An increase of $100.8 million in investments and advances to unconsolidated affiliates during 2014

•	A decrease of $34.5 million in return of capital from unconsolidated affiliates during 2014

•	An increase of $33.2 million used in redevelopment and improvement of properties during 2014 primarily attributable to the redevelopment of Fund II's City Point project

•	An increase of $30.3 million used for the acquisition of real estate during 2014

•	A decrease of $11.5 million in proceeds from notes receivable in 2014

Items which contributed to a decrease in cash used in investing activities:

•	An increase of $190.4 million in proceeds from disposition of properties of unconsolidated affiliates during 2014, primarily attributable to the Lincoln Road Portfolios

•	A decrease of $13.9 million related to advances of notes receivable during 2014

The $314.4 million increase in net cash provided by financing activities resulted primarily from the following:

Items which contributed to an increase in cash from financing activities:

•	An increase of $276.8 million of net proceeds from the issuance of Common Shares, net of issuance costs during 2014

•	An additional $161.8 million in mortgage debt proceeds, net of principal payments and funding of a restricted cash account during 2014

•	An increase of $8.6 million in capital contributions from noncontrolling interests during 2014

•	A decrease of $8.1 million used for deferred financing and other costs during 2014

Items which contributed to a decrease in cash from financing activities:

•	An increase of $132.4 million in distributions to noncontrolling interests during 2014

•	An increase of $9.1 million in dividends paid to Common Shareholders during 2014

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

Valuation of Property Held for Use and Sale

On a quarterly basis, we review the carrying value of both properties held for use and for sale. We perform an impairment analysis by calculating and reviewing net operating income on a property-by-property basis. We evaluate leasing projections and perform other analyses to conclude whether an asset is impaired. We record impairment losses and reduce the carrying value of properties when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases where we do not expect to recover our carrying costs on properties held for use, we reduce our carrying cost to fair value. For properties held for sale, we reduce our carrying value to the fair value less costs to sell. During the year ended December 31, 2013, we determined that the value of the Walnut Hill Plaza, a Core Portfolio property, was impaired as a result of a deterioration in the local economic environment. Accordingly, we recorded an impairment loss of $1.5 million. This property was collateral for $23.1 million of non-recourse mortgage debt which matured October 1, 2016. During 2014, this property was foreclosed upon during the lender. Additionally, during the year ended December 31, 2013, we entered into a firm contract to sell our Sheepshead Bay property owned by Fund III at an amount less than the carrying value. Accordingly, we recorded an impairment loss of $6.7 million to adjust the carrying value to the net realizable value from the sale, which was subsequently completed during 2014. For the years ended December 31, 2014 and 2012, no impairment losses on our properties were recognized. Management does not believe that the value of any other properties in our portfolio was impaired as of December 31, 2014.

Investments in and Advances to Unconsolidated Joint Ventures

We periodically review our investment in unconsolidated joint ventures for other than temporary declines in market value. Any decline that is not expected to be recovered in the next twelve months is considered other than temporary and an impairment charge is recorded as a reduction in the carrying value of the investment. During the year ended December 31, 2012, we recorded a reduction in the carrying amount of our investments in Mervyn's of $2.0 million related to the estimated value of the remaining assets. No impairment charges related to our investment in unconsolidated joint ventures were recognized for the years ended

December 31, 2014 and 2013. Management does not believe that the value of any other investments in unconsolidated joint ventures was impaired as of December 31, 2014.

Bad Debts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make payments on arrearages in billed rents, as well as the likelihood that tenants will not have the ability to make payments on unbilled rents including estimated expense recoveries. We also maintain a reserve for straight-line rent receivables. For the years ended December 31, 2014 and 2013, the allowance for doubtful accounts totaled $6.0 million and $6.0 million, respectively. If the financial condition of our tenants were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Upon acquisitions of real estate, we assess the fair value of acquired assets (including land, buildings and improvements, and identified intangibles such as above and below market leases and acquired in-place leases and customer relationships) and acquired liabilities in accordance with the FASB Accounting Standards Codification ("ASC") Topic 805 "Business Combinations" and ASC Topic 350 "Intangibles – Goodwill and Other," and allocate purchase price based on these assessments. We assess fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property.

Involuntary Conversion of Asset

We experienced significant flooding resulting in extensive damage to one of our properties during September 2011. Costs related to the clean-up and redevelopment were insured to a limit sufficient that we believed would allow for full restoration of the property. Loss of rents during the redevelopment were covered by business interruption insurance subject to a $0.1 million deductible. Subsequent to the flood, we planned to restore the improvements that were damaged by the flooding and expected that the costs of such restoration and rebuilding would be recoverable from insurance proceeds. In accordance with ASC Topic 360 "Property, Plant and Equipment" and as a result of the above-described property damage, we provided a $0.1 million provision in the 2011 consolidated statement of income for its exposure to the insurance deductible attributable to the loss of rents. During the year ended, December 31, 2011, we received initial insurance proceeds of approximately $6.9 million. During the year ended December 31, 2012, we received additional insurance proceeds of approximately $3.7 million. In connection with these proceeds, we recognized a gain on involuntary conversion of asset of $2.4 million during 2012.

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

During 2012, we provided for a $0.4 million net reserve on Structured Financings as a result of a decrease in the value of the underlying collateral properties. During January 2014, we received a $1.5 million payment on this investment, which had a net carrying value of $0.8 million as of December 31, 2013. Accordingly, we recognized $0.7 million of income related to this repayment.

During 2013, we recognized income of $2.5 million relating to the repayment of a note receivable that had previously been written off.

During 2014, we recognized income of $2.0 million relating to the repayment in full of a note receivable for which we had previously established a reserve.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information as of December 31, 2014

Our primary market risk exposure is to changes in interest rates related to our mortgage and other debt. See Note 8 in the Notes to Consolidated Financial Statements, for certain quantitative details related to our mortgage and other debt.

Currently, we manage our exposure to fluctuations in interest rates primarily through the use of fixed-rate debt and interest rate swap agreements. As of December 31, 2014, we had total mortgage, convertible and other notes payable of $1,127.6 million, excluding the unamortized premium of $2.9 million, of which $801.4 million, or 71% was fixed-rate, inclusive of debt with rates fixed through the use of derivative financial instruments, and $326.2 million, or 29%, was variable-rate based upon LIBOR or Prime rates plus certain spreads. As of December 31, 2014, we were a party to 14 interest rate swap transactions and four interest rate cap transactions to hedge our exposure to changes in interest rates with respect to $223.8 million and $139.6 million of LIBOR-based variable-rate debt, respectively. We were also a party to two forward-starting interest rate swaps with respect to $50.0 million of LIBOR-based variable-rate debt.

The following table sets forth information as of December 31, 2014 concerning our long-term debt obligations, including principal cash flows by scheduled maturity and weighted average interest rates of maturing amounts (dollars in millions):

Consolidated mortgage and other debt:

Year	Scheduled amortization	Maturities	Total	Weighted average interest rate
2015	$7.7	$264.2	$271.9	2.5%
2016	4.9	321.9	326.8	5.1%
2017	3.6	127.1	130.7	4.4%
2018	2.2	69.6	71.8	2.2%
2019	1.2	81.2	82.4	1.6%
Thereafter	4.5	239.5	244.0	4.3%
	$24.1	$1,103.5	$1,127.6

Mortgage debt in unconsolidated partnerships (at our pro-rata share):

Year	Scheduled amortization	Maturities	Total	Weighted average interest rate
2015	$0.3	$3.9	$4.2	3.7%
2016	0.3	5.6	5.9	1.6%
2017	0.4	5.6	6.0	2.5%
2018	0.9	—	0.9	—%
2019	0.9	—	0.9	—%
Thereafter	5.3	108.8	114.1	4.1%
	$8.1	$123.9	$132.0

$271.9 million of our total consolidated debt and $4.2 million of our pro-rata share of unconsolidated outstanding debt will become due in 2015. $326.8 million of our total consolidated debt and $5.9 million of our pro-rata share of unconsolidated debt will become due in 2016. As we intend on refinancing some or all of such debt at the then-existing market interest rates, which may be greater than the current interest rate, our interest expense would increase by approximately $6.0 million annually if the interest rate on the refinanced debt increased by 100 basis points. After giving effect to noncontrolling interests, our share of this increase would be $2.3 million. Interest expense on our variable-rate debt of $326.2 million, net of variable to fixed-rate swap agreements currently in effect, as of December 31, 2014 would increase $3.3 million if LIBOR increased by 100 basis points. After giving effect to noncontrolling interests, our share of this increase would be $0.5 million. We may seek additional variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, we would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.

Based on our outstanding debt balances as of December 31, 2014, the fair value of our total consolidated outstanding debt would decrease by approximately $13.7 million if interest rates increase by 1%. Conversely, if interest rates decrease by 1%, the fair value of our total outstanding debt would increase by approximately $12.6 million.

As of December 31, 2014 and 2013, we had notes receivable of $102.3 million and $126.7 million, respectively. We determined the estimated fair value of our notes receivable equated the carrying values by discounting future cash receipts utilizing a discount rate equivalent to the rate at which similar notes receivable would be originated under conditions then existing.

Based on our outstanding notes receivable balances as of December 31, 2014, the fair value of our total outstanding notes receivable would decrease by approximately $2.2 million if interest rates increase by 1%. Conversely, if interest rates decrease by 1%, the fair value of our total outstanding notes receivable would increase by approximately $2.3 million.

Summarized Information as of December 31, 2013

As of December 31, 2013, we had total mortgage and convertible notes payable of $1,038.1 million, excluding the unamortized premium of $1.9 million, of which $814.1 million, or 78% was fixed-rate, inclusive of interest rate swaps, and $224.0 million, or 22%, was variable-rate based upon LIBOR plus certain spreads. As of December 31, 2013, we were a party to 11 interest rate swap transactions and four interest rate cap transactions to hedge our exposure to changes in interest rates with respect to $179.7 million and $140.7 million of LIBOR-based variable-rate debt, respectively.

Interest expense on our variable debt of $224.0 million as of December 31, 2013 would have increased $2.2 million if LIBOR increased by 100 basis points. Based on our outstanding debt balances as of December 31, 2013, the fair value of our total outstanding debt would have decreased by approximately $18.5 million if interest rates increased by 1%. Conversely, if interest rates decreased by 1%, the fair value of our total outstanding debt would have increased by approximately $7.2 million.

Changes in Market Risk Exposures from 2013 to 2014

Our interest rate risk exposure from December 31, 2013 to December 31, 2014 has increased on an absolute basis, as the $224.0 million of variable-rate debt as of December 31, 2013 has increased to $326.2 million as of December 31, 2014. As a percentage of our overall debt, our interest rate risk exposure has increased as our variable-rate debt accounted for 22% of our consolidated debt as of December 31, 2013 and was increased to 29% as of December 31, 2014.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements beginning on page F-1 of this Form 10-K are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

(i) Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(ii) Internal Control Over Financial Reporting

(a) Management’s Annual Report on Internal Control Over Financial Reporting

Management of Acadia Realty Trust is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13(a)-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014 as required by the Securities Exchange Act of 1934 Rule 13(a)-15(c). In making this assessment, we used the criteria set forth in the framework in Internal Control–Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). Based on our evaluation under the COSO criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2014 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

BDO USA, LLP, an independent registered public accounting firm that audited our Financial Statements included in this Annual Report, has issued an attestation report on our internal control over financial reporting as of December 31, 2014, which appears in paragraph (b) of this Item 9A.

Acadia Realty Trust
White Plains, New York
February 20, 2015

(b) Attestation report of the independent registered public accounting firm

The Shareholders and Trustees of
Acadia Realty Trust
White Plains, New York

We have audited Acadia Realty Trust’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Acadia Realty Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Acadia Realty Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Acadia Realty Trust as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 and our report dated February 20, 2015, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
New York, New York
February 20, 2015

(c) Changes in internal control over financial reporting

There was no change in our internal control over financial reporting during our fourth fiscal quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None

PART III
In accordance with the rules of the SEC, certain information required by Part III is omitted and is incorporated by reference into this Form 10-K from our definitive proxy statement relating to our 2015 annual meeting of stockholders (our "2015 Proxy Statement") that we intend to file with the SEC no later than April 16, 2015.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information under the following headings in the 2015 Proxy Statement is incorporated herein by reference:

•	"PROPOSAL 1 — ELECTION OF TRUSTEES"

•	"MANAGEMENT"

•	"SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE"

ITEM 11. EXECUTIVE COMPENSATION.

The information under the following headings in the 2015 Proxy Statement is incorporated herein by reference:

•	"ACADIA REALTY TRUST COMPENSATION COMMITTEE REPORT"

•	"COMPENSATION DISCUSSION AND ANALYSIS"

•	"EXECUTIVE AND TRUSTEE COMPENSATION"

•	"COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION"

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information under the heading "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the 2015 Proxy Statement is incorporated herein by reference.

The information under Item 5. of this Form 10-K under the heading "(c) Securities authorized for issuance under equity compensation plans" is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information under the following headings in the 2015 Proxy Statement is incorporated herein by reference:

•	"CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS"

•	"PROPOSAL 1 — ELECTION OF TRUSTEES—Trustee Independence"

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information under the heading "AUDIT COMMITTEE INFORMATION" in the 2015 Proxy Statement is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE.

1. Financial Statements: See "Index to Financial Statements" at page F-1 below.
2. Financial Statement Schedule: See "Schedule III—Real Estate and Accumulated Depreciation" at page F-48 below.
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
Dated: February 20, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kenneth F. Bernstein (Kenneth F. Bernstein)	Chief Executive Officer, President and Trustee (Principal Executive Officer)	February 20, 2015

/s/ Jonathan W. Grisham (Jonathan W. Grisham)	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 20, 2015

/s/ Richard Hartmann (Richard Hartmann)	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 20, 2015

/s/ Douglas Crocker II (Douglas Crocker II)	Trustee	February 20, 2015

/s/ Lorrence T. Kellar (Lorrence T. Kellar)	Trustee	February 20, 2015

/s/ Wendy Luscombe (Wendy Luscombe)	Trustee	February 20, 2015

/s/ William T. Spitz (William T. Spitz)	Trustee	February 20, 2015

/s/ Lee S. Wielansky (Lee S. Wielansky)	Trustee	February 20, 2015

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

3.6	Fifth Amendment to Declaration of Trust (incorporated by reference to the copy thereof filed as Exhibit 3.4 to the Company's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2009.)

3.7	Amended and Restated Bylaws of the Company (incorporated by reference to the copy thereof filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on November 18, 2013.)

3.8	Amendment No. 1 to Amended and Restated Bylaws of the Company (incorporated by reference to the copy thereof filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on April 1, 2014.)

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

10.10
Amended and Restated Employment agreement between the Company and Kenneth F. Bernstein (incorporated by reference to the copy thereof filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 1, 2014.) (2)

10.15
Form of Amended and Restated Severance Agreement, dated June 12, 2008, that was entered into with each of Joel Braun, Executive Vice President and Chief Investment Officer; Michael Nelsen, Senior Vice President and Chief Financial Officer; Robert Masters, Senior Vice President, General Counsel, Chief Compliance Officer and Secretary; and Joseph Hogan, Senior Vice President and Director of Construction (incorporated by reference to the copy thereof filed as Exhibit 10.1 to the Company's Form 8-K filed on June 12, 2008.) (2)

10.16
First Amendment to Severance Agreements between the Company and Joel Braun Executive Vice President and Chief Investment Officer, Michael Nelsen, Senior Vice President and Chief Financial Officer, Robert Masters, Senior Vice President, General Counsel, Chief Compliance Officer and Secretary and Joseph Hogan, Senior Vice President and Director of Construction dated January 19, 2007 (incorporated by reference to the copy thereof filed as Exhibits 10.2, 10.3, 10.4 and 10.5 to the Company's Current Report on Form 8-K filed on January 24, 2007.) (2)

10.17
Amended and Restated Severance Agreement, dated April 19, 2011, that was entered into with Christopher Conlon, Senior Vice President, Leasing and Development (incorporated by reference to the copy thereof filed as Exhibit 10.43 to the Company's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2011.) (2)

10.18
Amended and Restated Loan Agreement among Acadia Cortlandt LLC and Bank of America, N.A., Note between Acadia Cortlandt LLC and Bank of America, N.A., Note Consolidation and Modification Agreement between Acadia Cortlandt LLC and Bank of America, N.A., Note between Acadia Cortlandt LLC and Bank of America, N.A., Mortgage Consolidation and Modification Agreement between Acadia Cortlandt LLC and Bank of America, N.A., Mortgage Security Agreement between Acadia Cortlandt LLC and Bank of America, N.A. and Amended and Restated Guaranty Agreement between Acadia Cortlandt LLC and Bank of America, N.A., all dated October 26, 2010 (incorporated by reference to the copy thereof filed as Exhibit 10.36 to the Company's Annual Report on Form 10-K filed for the year ended December 31, 2010.)

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

ACADIA REALTY TRUST AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Shareholders and Trustees of
Acadia Realty Trust
White Plains, New York
We have audited the accompanying consolidated balance sheets of Acadia Realty Trust and its subsidiaries as of December 31, 2014 and 2013 and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Acadia Realty Trust at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Acadia Realty Trust's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 26, 2014 expressed an unqualified opinion thereon.
/s/ BDO USA, LLP
New York, New York
February 20, 2015

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars in thousands)	2014	2013
ASSETS
Operating real estate
Land	$424,661	$336,251
Buildings and improvements	1,329,080	1,140,613
Construction in progress	7,464	4,836
	1,761,205	1,481,700
Less: accumulated depreciation	256,015	229,538
Net operating real estate	1,505,190	1,252,162
Real estate under development	447,390	337,353
Notes receivable and preferred equity investments, net	102,286	126,656
Investments in and advances to unconsolidated affiliates	184,352	181,322
Cash and cash equivalents	217,580	79,189
Cash in escrow	20,358	19,822
Restricted cash	30,604	109,795
Rents receivable, net	36,962	29,574
Deferred charges, net	30,679	30,775
Acquired lease intangibles, net	44,618	33,663
Prepaid expenses and other assets	56,508	44,212
Assets of discontinued operations and properties held for sale	56,073	20,434
Total assets	$2,732,600	$2,264,957

LIABILITIES
Mortgage and other notes payable	$1,130,481	$1,039,997
Distributions in excess of income from, and investments in, unconsolidated affiliates	12,564	8,701
Accounts payable and accrued expenses	34,026	38,050
Dividends and distributions payable	39,339	13,455
Acquired lease intangibles, net	29,585	22,394
Other liabilities	25,148	18,265
Liabilities of discontinued operations and properties held for sale	25,500	2,507
Total liabilities	1,296,643	1,143,369
EQUITY
Shareholders' Equity
Common shares, $.001 par value, authorized 100,000,000 shares, issued and outstanding 68,109,287 and 55,643,068 shares, respectively	68	56
Additional paid-in capital	1,027,861	665,301
Accumulated other comprehensive (loss) income	(4,005)	1,132
Retained earnings	31,617	37,747
Total shareholders’ equity	1,055,541	704,236
Noncontrolling interests	380,416	417,352
Total equity	1,435,957	1,121,588
Total liabilities and equity	$2,732,600	$2,264,957

The accompanying notes are an integral part of these consolidated financial statements

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
(dollars in thousands except per share amounts)	2014	2013	2012
Revenues
Rental income	$145,103	$122,730	$84,002
Interest income	12,607	11,800	8,027
Expense reimbursements	32,642	28,373	20,433
Other	4,660	5,383	2,525
Total revenues	195,012	168,286	114,987
Operating Expenses
Property operating	24,833	21,026	17,430
Other operating	3,776	4,605	3,899
Real estate taxes	23,062	20,922	16,387
General and administrative	27,433	25,555	21,223
Reserve for notes receivable	—	—	405
Depreciation and amortization	49,645	40,299	27,888
Total operating expenses	128,749	112,407	87,232
Operating income	66,263	55,879	27,755
Equity in earnings of unconsolidated affiliates	8,723	12,382	550
Gain on disposition of properties of unconsolidated affiliates	102,855	—	3,061
Impairment of unconsolidated affiliates	—	—	(2,032)
Impairment of asset	—	(1,500)	—
Loss on debt extinguishment	(335)	(765)	(198)
Gain on involuntary conversion of asset	—	—	2,368
Interest and other finance expense	(39,091)	(39,474)	(22,811)
Gain on disposition of properties	13,138	—	—
Income from continuing operations before income taxes	151,553	26,522	8,693
Income tax (provision) benefit	(629)	(19)	574
Income from continuing operations	150,924	26,503	9,267
Discontinued operations
Operating income from discontinued operations	—	6,818	12,007
Impairment of asset	—	(6,683)	—
Loss on debt extinguishment	—	(800)	(2,541)
Gain on disposition of properties	1,222	18,802	71,203
Income from discontinued operations	1,222	18,137	80,669
Net income	152,146	44,640	89,936
Noncontrolling interests
Continuing operations	(80,059)	7,523	14,352
Discontinued operations	(1,023)	(12,048)	(64,582)
Net income attributable to noncontrolling interests	(81,082)	(4,525)	(50,230)
Net income attributable to Common Shareholders	$71,064	$40,115	$39,706
Basic earnings per share
Income from continuing operations	$1.18	$0.61	$0.51
Income from discontinued operations	—	0.11	0.34
Basic earnings per share	$1.18	$0.72	$0.85
Diluted earnings per share
Income from continuing operations	$1.18	$0.61	$0.51
Income from discontinued operations	—	0.11	0.34
Diluted earnings per share	$1.18	$0.72	$0.85
The accompanying notes are an integral part of these consolidated financial statements

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
	2014	2013	2012
(dollars in thousands)
Net income	$152,146	$44,640	$89,936
Other Comprehensive (loss) income:
Unrealized (loss) gain on valuation of swap agreements	(9,061)	3,610	(3,519)
Reclassification of realized interest on swap agreements	3,776	2,892	2,268
Other comprehensive (loss) income	(5,285)	6,502	(1,251)
Comprehensive income	146,861	51,142	88,685
Comprehensive income attributable to noncontrolling interests	(80,934)	(5,588)	(49,373)
Comprehensive income attributable to Common Shareholders	$65,927	$45,554	$39,312

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands, except per share amounts)	Common Shares	Share Amount	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Common Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2012	42,586	$43	$348,667	$(3,913)	$39,317	$384,114	$385,195	$769,309
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	334	—	5,880	—	—	5,880	(5,880)	—
Issuance of Common Shares, net of issuance costs	9,510	9	226,712	—	—	226,721	—	226,721
Dividends declared ($0.72 per Common Share)	—	—	—	—	(33,896)	(33,896)	(1,098)	(34,994)
Issuance of OP Units to acquire real estate	—	—	—	—	—	—	2,279	2,279
Employee and trustee stock compensation, net	52	—	666	—	—	666	6,025	6,691
Noncontrolling interest distributions	—	—	—	—	—	—	(160,663)	(160,663)
Noncontrolling interest contributions	—	—	—	—	—	—	172,228	172,228
	52,482	52	581,925	(3,913)	5,421	583,485	398,086	981,571
Comprehensive income (loss):
Net income	—	—	—	—	39,706	39,706	50,230	89,936
Unrealized loss on valuation of swap agreements	—	—	—	(1,815)	—	(1,815)	(1,704)	(3,519)
Reclassification of realized interest on swap agreements	—	—	—	1,421	—	1,421	847	2,268
Total comprehensive (loss) income	—	—	—	(394)	39,706	39,312	49,373	88,685
Balance at December 31, 2012	52,482	52	581,925	(4,307)	45,127	622,797	447,459	1,070,256

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands, except per share amounts)	Common Shares	Share Amount	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Common Shareholders’ Equity	Noncontrolling Interests	Total Equity
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	93	—	1,548	—	—	1,548	(1,548)	—
Issuance of Common Shares, net of issuance costs	3,013	4	80,686	—	—	80,690	—	80,690
Dividends declared ($0.86 per Common Share)	—	—	—	—	(47,495)	(47,495)	(1,664)	(49,159)
Issuance of OP Units to acquire real estate	—	—	—	—	—	—	33,300	33,300
Employee and trustee stock compensation, net	55	—	1,142	—	—	1,142	6,530	7,672
Consolidation of previously unconsolidated investment	—	—	—	—	—	—	(33,949)	(33,949)
Noncontrolling interest distributions	—	—	—	—	—	—	(87,688)	(87,688)
Noncontrolling interest contributions	—	—	—	—	—	—	49,324	49,324
	55,643	56	665,301	(4,307)	(2,368)	658,682	411,764	1,070,446
Comprehensive income:
Net income	—	—	—	—	40,115	40,115	4,525	44,640
Unrealized income on valuation of swap agreements	—	—	—	3,541	—	3,541	69	3,610
Reclassification of realized interest on swap agreements	—	—	—	1,898	—	1,898	994	2,892
Total comprehensive income	—	—	—	5,439	40,115	45,554	5,588	51,142
Balance at December 31, 2013	55,643	56	665,301	1,132	37,747	704,236	417,352	1,121,588

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands, except per share amounts)	Common Shares	Share Amount	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Common Shareholders’ Equity	Noncontrolling Interests	Total Equity
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	136	—	3,181	—	—	3,181	(3,181)	—
Issuance of Common Shares, net of issuance costs	12,237	12	357,447	—	—	357,459	—	357,459
Issuance of OP Units to acquire real estate	—	—	—	—	—	—	44,051	44,051
Dividends declared ($1.23 per Common Share)	—	—	—	—	(77,194)	(77,194)	(5,085)	(82,279)
Employee and trustee stock compensation, net	93	—	1,932	—	—	1,932	6,528	8,460
Noncontrolling interest distributions	—	—	—	—	—	—	(218,152)	(218,152)
Noncontrolling interest contributions	—	—	—	—	—	—	57,969	57,969
	68,109	68	1,027,861	1,132	(39,447)	989,614	299,482	1,289,096
Comprehensive income:
Net income	—	—	—	—	71,064	71,064	81,082	152,146
Unrealized loss on valuation of swap agreements	—	—	—	(7,814)	—	(7,814)	(1,247)	(9,061)
Reclassification of realized interest on swap agreements	—	—	—	2,677	—	2,677	1,099	3,776
Total comprehensive (loss) income	—	—	—	(5,137)	71,064	65,927	80,934	146,861
Balance at December 31, 2014	68,109	$68	$1,027,861	$(4,005)	$31,617	$1,055,541	$380,416	$1,435,957

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2014	2013	2012
(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$152,146	$44,640	$89,936
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	49,645	43,071	38,769
Amortization of financing costs	3,003	3,082	3,569
Gain on sale of property	(14,360)	(18,802)	(71,203)
Loss on debt extinguishment	335	1,565	2,739
Gain on involuntary conversion of asset	—	—	(2,368)
Reserve for notes receivable	—	—	405
Impairment of asset	—	8,183	—
Share compensation expense	6,744	7,667	3,350
Equity in earnings of unconsolidated affiliates	(8,723)	(12,382)	1,482
Gain on disposition of properties of unconsolidated affiliates	(102,855)	—	(3,061)
Distributions of operating income from unconsolidated affiliates	9,579	9,829	3,733
Other, net	(4,147)	(4,771)	278
Changes in assets and liabilities
Cash in escrow	(686)	218	2,035
Rents receivable, net	(8,097)	997	(6,757)
Prepaid expenses and other assets	852	(22,524)	1,033
Accounts payable and accrued expenses	(4,016)	5,586	(5,648)
Other liabilities	3,099	(1,126)	709
Net cash provided by operating activities	82,519	65,233	59,001
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate	(250,353)	(220,041)	(241,894)
Redevelopment and property improvement costs	(140,118)	(106,883)	(88,787)
Deferred leasing costs	(3,914)	(4,617)	(7,275)
Insurance proceeds from involuntary conversion of asset	—	—	3,672
Investments in and advances to unconsolidated affiliates	(156,972)	(56,171)	(160,888)
Return of capital from unconsolidated affiliates	74,371	108,899	22,296
Proceeds from disposition of properties of unconsolidated affiliates	190,356	—	—
Consolidation of previously unconsolidated investment	—	1,864	—
Proceeds from notes receivable	18,095	29,583	25,388
Issuance of notes receivable	(31,169)	(45,050)	(108,629)
Proceeds from disposition of properties	31,188	204,537	419,372
Net cash used in investing activities	(268,516)	(87,879)	(136,745)

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2014	2013	2012
(dollars in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage and other notes	(176,323)	(437,257)	(549,095)
Proceeds received on mortgage and other notes	284,303	572,443	433,815
Loan proceeds held as restricted cash	79,191	(109,795)	—
Purchase of convertible notes payable	—	(550)	—
Deferred financing and other costs	(3,672)	(11,741)	(6,772)
Capital contributions from noncontrolling interests	57,970	49,324	172,228
Distributions to noncontrolling interests	(221,330)	(88,975)	(161,765)
Dividends paid to Common Shareholders	(53,210)	(44,115)	(32,143)
Proceeds from issuance of Common Shares, net of issuance costs of $2,112, $1,645, and $3,054 respectively	357,459	80,688	223,477
Net cash provided by financing activities	324,388	10,022	79,745

Increase (decrease) in cash and cash equivalents	138,391	(12,624)	2,001
Cash and cash equivalents, beginning of period	79,189	91,813	89,812
Cash and cash equivalents, end of period	$217,580	$79,189	$91,813

Supplemental disclosure of cash flow information
Cash paid during the period for interest, net of capitalized interest of $12,650, $9,193, and $5,955, respectively	$46,542	$41,543	$32,327

Cash paid for income taxes, net of refunds received of $2,045, $0 and $0, respectively	$(1,772)	$301	$941

Supplemental disclosure of non-cash investing activities
Acquisition of real estate through assumption of debt	$29,794	$—	$63,766
Disposition of real estate through forgiveness of debt	$(22,865)	$—	$—
Acquisition of real estate through issuance of OP Units	$38,937	$33,300	$2,279
Investments in and advances to unconsolidated affiliates through issuance of OP Units	$5,114	$—	$—
Acquisition of real estate through conversion of notes receivable	$38,000	$18,500	$14,000

Consolidation of previously unconsolidated investment
Real estate, net	$—	$(118,484)	$—
Mortgage notes payable	—	166,200	—
Distributions in excess of income from, and investments in, unconsolidated affiliates	—	(10,298)	—
Other assets and liabilities	—	(1,605)	—
Noncontrolling interest	—	(33,949)	—
Cash included in consolidation of previously unconsolidated investment	$—	$1,864	$—

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Basis of Presentation and Summary of Significant Accounting Policies

Acadia Realty Trust (the "Trust") and subsidiaries (collectively, the "Company"), is a fully-integrated equity real estate investment trust ("REIT") focused on the ownership, acquisition, redevelopment, and management of high-quality retail properties located primarily in high-barrier-to-entry, supply-constrained, densely-populated metropolitan areas in the United States.

All of the Company’s assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership (the "Operating Partnership") and entities in which the Operating Partnership owns an interest. As of December 31, 2014, the Trust controlled approximately 95% of the Operating Partnership as the sole general partner. As the general partner, the Trust is entitled to share, in proportion to its percentage interest, in the cash distributions and profits and losses of the Operating Partnership. The limited partners primarily represent entities or individuals that contributed their interests in certain properties or entities to the Operating Partnership in exchange for common or preferred units of limited partnership interest ("Common OP Units" or "Preferred OP Units") and employees who have been awarded restricted Common OP Units ("LTIP Units") as long-term incentive compensation (Note 15). Limited partners holding Common OP and LTIP Units are generally entitled to exchange their units on a one-for-one basis for common shares of beneficial interest of the Trust ("Common Shares"). This structure is referred to as an umbrella partnership REIT or "UPREIT."

As of December 31, 2014, the Company has ownership interests in 87 properties within its core portfolio, which consist of those properties either 100% owned, or partially owned through joint venture interests, by the Operating Partnership, or subsidiaries thereof, not including those properties owned through its funds ("Core Portfolio"). The Company also has ownership interests in 56 properties within its funds, Acadia Strategic Opportunity Fund I, LP ("Fund I"), Acadia Strategic Opportunity II, LLC ("Fund II"), Acadia Strategic Opportunity Fund III LLC ("Fund III") and Acadia Strategic Opportunity Fund IV LLC (("Fund IV") and together with Funds I, II, and III, the "Funds"). The 143 Core Portfolio and Fund properties primarily consist street and urban retail, and dense suburban shopping centers. In addition, the Company, together with the investors in the Funds, invest in operating companies through Acadia Mervyn Investors I, LLC ("Mervyns I"), Acadia Mervyn Investors II, LLC ("Mervyns II") and Fund II, all on a non-recourse basis.

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

Following is a table summarizing the general terms and Operating Partnership's equity interests in the Funds and Mervyns I and II:

Entity	Formation Date	Operating Partnership Share of Capital	Committed Capital	Capital Called as of December 31, 2014 (3)	Equity Interest Held By Operating Partnership	Preferred Return	Total Distributions as of December 31, 2014 (3)
Fund I and Mervyns I (1)	9/2001	22.22%	$90.0	$86.6	37.78%	9%	$192.3
Fund II and Mervyns II (2)	6/2004	20.00%	300.0	300.0	20.00%	8%	131.6
Fund III	5/2007	19.90%	475.0	381.6	19.90%	6%	368.5
Fund IV	5/2012	23.12%	540.6	140.2	23.12%	6%	95.9

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

The Company owns a 22.22% interest in an approximately one million square foot retail portfolio (the "Brandywine Portfolio") located in Wilmington, Delaware. Effective January 1, 2013, following certain changes in the financial and operating controls of the joint venture agreement, in which the unaffiliated third party joint venture partner waived all of their substantive participating rights, the Company now accounts for this investment on a consolidated basis.

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

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Basis of Presentation and Summary of Significant Accounting Policies, continued

The Company periodically reviews its investment in unconsolidated joint ventures for other-than-temporary losses in investment value. Any decline that is not expected to be recovered is considered other than temporary and an impairment charge is recorded as a reduction in the carrying value of the investment. During 2012, the Company recorded an impairment charge of $2.0 million in connection with the estimated fair value in its investment in Mervyns. During the years ended December 31, 2014 and 2013, there were no impairment charges related to the Company’s investment in unconsolidated joint ventures.

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

The Company capitalizes certain costs related to the development and redevelopment of real estate including initial project acquisition costs, pre-construction costs, interest, real estate taxes, insurance, construction costs and salaries and related costs of personnel directly involved with the specific project. Additionally, the Company capitalizes interest costs related to development and redevelopment activities. Capitalization of these costs begin when the activities and related expenditures commence, and cease when the property is held available for occupancy upon substantial completion of tenant improvements, but no later than one year from the completion of major construction activity at which time the project is placed in service and depreciation commences.

The Company reviews its long-lived assets for impairment when there is an event or a change in circumstances that indicates that the carrying amount may not be recoverable. The Company measures and records impairment losses and reduces the carrying value of properties when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases where the Company does not expect to recover its carrying costs on properties held for use, the Company reduces its carrying costs to fair value, and for properties held for sale, the Company reduces its carrying value to the fair value less costs to sell. During the year ended December 31, 2013, the Company determined that the values of the Walnut Hill Plaza and Fund III's Sheepshead Bay property were impaired. Accordingly, impairment charges of $1.5 million and $6.7 million, respectively were recorded. The Operating Partnership's share of the impairment charge related to Sheepshead Bay was $1.3 million. During the years ended December 31, 2014 and 2012, no impairment charges were recorded. Management does not believe that the values of any other properties within the portfolio are impaired as of December 31, 2014.

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

In accordance with ASC Topic 360 "Property, Plant and Equipment" and as a result of the above-described property damage, the Company had recorded a write-down of the asset's carrying value of approximately $1.4 million, as well as an insurance recovery in the same amount. During the years ended December 31, 2012 and 2011, the Company received insurance proceeds of approximately $3.7 million and $6.9 million, respectively. The Company recognized a gain on involuntary conversion of $2.4 million in 2012 as these proceeds exceeded the asset's net basis.

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

Revenue Recognition and Accounts Receivable

Leases with tenants are accounted for as operating leases. Minimum rents are recognized, net of any rent concessions or tenant lease incentives, including free rent, on a straight-line basis over the term of the respective leases, beginning when the tenant is entitled to take possession of the space. As of December 31, 2014 and 2013, unbilled rents receivable relating to the straight-lining of rents of $28.0 million and $23.1 million, respectively are included in Rents Receivable, net on the accompanying consolidated balance sheets. Certain of these leases also provide for percentage rents based upon the level of sales achieved by the tenant. Percentage rent is recognized in the period when the tenants’ sales breakpoint is met. In addition, leases typically provide for the reimbursement to the Company of real estate taxes, insurance and other property operating expenses. These reimbursements are recognized as revenue in the period the related expenses are incurred.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Basis of Presentation and Summary of Significant Accounting Policies, continued

The Company makes estimates of the uncollectability of its accounts receivable related to tenant revenues. An allowance for doubtful accounts has been provided against certain tenant accounts receivable that are estimated to be uncollectible. Once the amount is ultimately deemed to be uncollectible, it is written off. Rents receivable at December 31, 2014 and 2013 are shown net of an allowance for doubtful accounts of $6.0 million and $6.0 million, respectively.

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

During 2012, the Company provided a $0.4 million net reserve on note receivables as a result of changes in the value of the underlying collateral properties. During 2014, the Company recognized income of $2.7 million as a result of collections on notes that previously had reserves.

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

Recent Accounting Pronouncements

During January 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-01, "Income Statement - Extraordinary and Unusual Items." ASU 2015-01 eliminates the concept of extraordinary items. However, the presentation and disclosure requirements for items that are either unusual or in nature or infrequent in occurrence remain and will be expanded to include items that are both unusual in nature and infrequent in occurrence. ASU 2015-01 is effective for periods beginning after December 15, 2015. ASU 2015-01 is not expected to have a material impact on the Company's financial statements.

During August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements - Going Concern." ASU 2014-15 requires an entity's management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. ASU 2014-15 is effective for periods beginning after December 15, 2016. ASU 2014-15 is not expected to have a material impact on the Company's financial statements.

During June 2014, the FASB issued ASU No. 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period." ASU 2014-12 provides explicit guidance on how to account for share-based payments that require a specific performance target to be achieved which may be achieved after an employee completes the requisite service period. ASU 2014-12 is effective for periods beginning after December 15, 2015 and may be applied either prospectively or retrospectively. ASU 2014-12 is not expected to have a material impact on the Company's financial statements.

During May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers," which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of its pending adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which the standard will be adopted in 2017.

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

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Acquisition and Disposition of Properties, Discontinued Operations and Properties Held For Sale

A. Acquisition and Disposition of Properties

Acquisitions

During 2014, the Company acquired the following properties through its Core Portfolio and Funds as follows:

Core Portfolio

(dollars in millions)
Property	GLA	Percent Owned	Type	Month of Acquisition	Purchase Price	Debt Assumption	Location
11 E. Walton	6,738	100%	Street Retail	January	$44.0	$—	Chicago, IL
61 Main Street	3,400	100%	Street Retail	February	7.3	—	Westport, CT
865 W. North Avenue	16,000	100%	Street Retail	March	14.8	—	Chicago, IL
252-256 Greenwich Avenue	9,172	100%	Street Retail	March	24.5	—	Greenwich, CT
152-154 Spring Street	2,936	90%	Street Retail	April	38.0	—	New York, NY
2520 Flatbush Avenue	29,114	100%	Urban Retail	May	17.1	—	Brooklyn, NY
Bedford Green	90,472	100%	Shopping Center	July	46.8	29.8	Bedford, NY
131-135 Prince Street (1)	3,200	100%	Street Retail	August	51.4	—	New York, NY
Shops at Grand Ave	99,975	100%	Shopping Center	October	56.0	—	Queens, NY
201 Needham Street	20,409	100%	Suburban Retail	November	10.1	—	Newton, MA
840 N. Michigan (2)	87,135	88%	Street Retail	December	163.2	55.0	Chicago, IL
Total	368,551				$473.2	$84.8

Notes:

(1) This acquisition was primarily funded with the issuance of 1.4 million Common OP Units.
(2) As the tenancy in common partner to this investment maintains operating control over this investment, it is accounted for under the equity method. This acquisition was partially funded with the issuance of 0.2 million Common OP Units.

The Company expensed $4.8 million of acquisition costs for the year ended December 31, 2014 related to the Core Portfolio.

Fund III

During December, Fund III, through an already existing unconsolidated joint venture, acquired a parcel adjacent to one of its existing investments $3.1 million.

The Company expensed $0.2 million of acquisition costs for the year ended December 31, 2014 related to Fund III.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Acquisition and Disposition of Properties, Discontinued Operations and Properties Held For Sale, continued

Fund IV

(dollars in millions)
Property	GLA	Percent Owned	Type	Month of Acquisition	Purchase Price	Location
Broughton Street Portfolio (1)	218,076	50%	Street Retail	Various	$33.9	Savannah, GA
Eden Square (2)	235,508	90%	Shopping Center	July	25.4	Bear, DE
17 E. 71st Street	9,330	100%	Street Retail	October	28.0	New York, NY
27 E. 61st Street (3)	9,637	100%	Street Retail	October	19.3	New York, NY
Total	472,551				$106.6
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
(3) This property was purchased vacant and requires future development and as such, it is accounted for as an asset acquisition.

The Company expensed $2.7 million of acquisition costs for the year ended December 31, 2014 related to Fund IV.

Purchase Price Allocations

With the exception of the asset acquisitions, the above acquisitions have been accounted for as business combinations. The purchase prices were allocated to the acquired assets and assumed liabilities based on their estimated fair values at the dates of acquisition. The preliminary measurements of fair value reflected below are subject to change. The Company expects to finalize the valuations and complete the purchase price allocations within one year from the dates of acquisition.

The following table summarizes both the Company's preliminary allocations of the purchase prices of assets acquired and liabilities assumed during 2014:

(dollars in thousands)	Preliminary Purchase Price Allocation
Land	$145,833
Buildings and Improvements	411,896
Acquisition-related intangible liabilities (in Acquired lease intangibles, net)	(6,434)
Above-below market debt assumed (included in Mortgages and other notes payable)	(2,100)
Total Consideration	$549,195

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Acquisition and Disposition of Properties, Discontinued Operations and Properties Held For Sale, continued

During 2013, the Company acquired properties and recorded the preliminary allocation of the purchase price to the assets acquired based on provisional measurements of fair value. During 2014, the Company finalized the allocation of the purchase price and made certain measurement period adjustments. The following table summarizes the preliminary allocation of the purchase price of properties as recorded as of December 31, 2013, and the finalized allocation of the purchase price as adjusted as of December 31, 2014:

(dollars in thousands)	Preliminary Purchase Price Allocation	Adjustments	Finalized Purchase Price Allocation
Land	$65,804	$14,720	$80,524
Buildings and Improvements	245,925	(65,320)	180,605
Acquisition-related intangible assets (in Acquired lease intangibles, net)	—	56,871	56,871
Acquisition-related intangible liabilities (in Acquired lease intangibles, net)	—	(6,271)	(6,271)
Total Consideration	$311,729	$—	$311,729

Dispositions

During 2014, the Company disposed of the following properties:

(dollars in thousands)
Dispositions	GLA	Sale Price	Gain/(Loss) on Sale	Month Sold	Owner
Walnut Hill Plaza (1)	297,905	$—	$12,402	March	Core
Sheepshead Bay	96,418	20,200	1,399	April	Fund III
City Point (2)	—	26,300	561	June	Fund II
Other post-sale adjustments	—	—	(176)	-	Fund II
Land sale	—	340	190	July	Core
Lincoln Road Portfolio (3)	61,443	141,800	86,600	August	Fund III
Lincoln Road Portfolio (3)	54,453	200,200	54,642	August	Fund IV
Total	510,219	$388,840	$155,618

Notes:

(1) This property was subject to $22.9 million of non-recourse debt and was foreclosed upon by the lender during March 2014, resulting in a $12.4 million gain.
(2) Represents the sale of a portion of the residential air rights known as "Tower 2" associated with the Company's City Point development project.
(3) Both the Fund III and Fund IV Lincoln Road Portfolios were unconsolidated and as such, the Company's share of gains related to these sales, which aggregated $102.9 million, are included in gain on disposition of properties of unconsolidated affiliates in the 2014 Consolidated Statement of Income.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Acquisition and Disposition of Properties, Discontinued Operations and Properties Held For Sale, continued

B. Discontinued Operations

The Company previously reported properties sold as discontinued operations. The assets and liabilities and results of operations of discontinued operations are reflected as a separate component within the accompanying consolidated financial statements for all periods presented. As a result of the adoption of ASU 2014-08, there were no assets or liabilities classified as discontinued operations as of December 31, 2014.

The combined assets and liabilities as of December 31, 2013 and the results of operations of the properties classified as discontinued operations for the years ended December 31, 2014, 2013 and 2012, are summarized as follows:

(dollars in thousands)
BALANCE SHEETS	December 31, 2013
ASSETS
Net real estate	$17,991
Rents receivable, net	565
Deferred charges, net	38
Prepaid expenses and other assets	1,840
Total assets of discontinued operations	$20,434
LIABILITIES
Accounts payable and accrued expenses	$1,473
Other liabilities	1,034
Total liabilities of discontinued operations	$2,507

(dollars in thousands)	Years ended December 31,
STATEMENTS OF INCOME	2014	2013	2012
Total revenues	$—	$20,920	$56,902
Total expenses	—	14,102	44,895
Operating income	—	6,818	12,007
Impairment of assets	—	(6,683)	—
Loss on debt extinguishment	—	(800)	(2,541)
Gain on disposition of properties	1,222	18,802	71,203
Income from discontinued operations	1,222	18,137	80,669
Income from discontinued operations attributable to noncontrolling interests	(1,023)	(12,048)	(64,582)
Income from discontinued operations attributable to Common Shareholders	$199	$6,089	$16,087

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Acquisition and Disposition of Properties, Discontinued Operations and Properties Held For Sale, continued

C. Properties Held For Sale

At December 31, 2014, The Company had two properties classified as held-for-sale. The assets and liabilities relating to those properties are summarized as follows:

(dollars in thousands)
BALANCE SHEETS	December 31, 2014
Assets of properties held for sale	$56,073
Liabilities of properties held for sale	$25,500

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Segment Reporting

The Company has three reportable segments: Core Portfolio, Funds and Structured Financing. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates property performance primarily based on net operating income before depreciation, amortization and certain nonrecurring items. Investments in the Core Portfolio are typically held long-term. Given the contemplated finite life of the Funds, these investments are typically held for shorter terms. Fees earned by the Company as the general partner or managing member of the Funds are eliminated in the Company’s consolidated financial statements. The following table sets forth certain segment information for the Company, reclassified for discontinued operations, as of and for the years ended December 31, 2014, 2013 and 2012 (does not include unconsolidated affiliates or discontinued operations):
2014

(dollars in thousands)	Core Portfolio	Funds	Structured Financing	Total
Revenues	$125,022	$54,659	$15,331	$195,012
Property operating expenses, other operating and real estate taxes	(33,097)	(18,574)	—	(51,671)
General and administrative expenses	(24,853)	(1,665)	(915)	(27,433)
Depreciation and amortization	(35,875)	(13,770)	—	(49,645)
Operating income	31,197	20,650	14,416	66,263
Equity in (losses) earnings of unconsolidated affiliates	(77)	8,800	—	8,723
Gain on disposition of properties of unconsolidated affiliates	—	102,855	—	102,855
Loss on debt extinguishment	(3)	(332)	—	(335)
Interest and other finance expense	(27,021)	(12,070)	—	(39,091)
Gain on disposition of property	12,577	561	—	13,138
Income tax provision	(176)	(453)	—	(629)
Income from continuing operations	16,497	120,011	14,416	150,924
Discontinued operations
Gain on disposition of properties	—	1,222	—	1,222
Income from discontinued operations	—	1,222	—	1,222
Net income	16,497	121,233	14,416	152,146
Noncontrolling interests
Income from continuing operations	(3,213)	(76,846)	—	(80,059)
Income from discontinued operations	(9)	(1,014)	—	(1,023)
Net income attributable to noncontrolling interests	(3,222)	(77,860)	—	(81,082)
Net income attributable to Common Shareholders	$13,275	$43,373	$14,416	$71,064

Real Estate at Cost	$1,366,017	$842,578	$—	$2,208,595
Total Assets	$1,615,436	$1,014,878	$102,286	$2,732,600
Acquisition of Real Estate	$203,103	$47,250	$—	$250,353
Redevelopment and Property Improvement Costs	$5,432	$134,686	$—	$140,118

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Segment Reporting, continued
2013

(dollars in thousands)	Core Portfolio	Funds	Structured Financing	Total
Revenues	$110,355	$46,131	$11,800	$168,286
Property operating expenses, other operating and real estate taxes	(29,040)	(17,513)	—	(46,553)
General and administrative expenses	(24,387)	(1,168)	—	(25,555)
Depreciation and amortization	(28,989)	(11,310)	—	(40,299)
Operating Income	27,939	16,140	11,800	55,879
Equity in (losses) earnings of unconsolidated affiliates	(99)	12,481	—	12,382
Impairment of asset	(1,500)	—	—	(1,500)
Loss on debt extinguishment	(309)	(456)	—	(765)
Interest and other finance expense	(26,158)	(13,316)	—	(39,474)
Income tax benefit (provision)	131	(150)	—	(19)
Income from continuing operations	4	14,699	11,800	26,503
Discontinued operations
Operating income from discontinued operations	535	6,283	—	6,818
Impairment of asset	—	(6,683)	—	(6,683)
Loss on debt extinguishment	(145)	(655)	—	(800)
Gain on disposition of properties	6,488	12,314	—	18,802
Income from discontinued operations	6,878	11,259	—	18,137
Net income	6,882	25,958	11,800	44,640
Noncontrolling interests
(Income) loss from continuing operations	(1,002)	8,525	—	7,523
Income from discontinued operations	(2,406)	(9,642)	—	(12,048)
Net income attributable to noncontrolling interests	(3,408)	(1,117)	—	(4,525)
Net income attributable to Common Shareholders	$3,474	$24,841	$11,800	$40,115

Real Estate at Cost	$1,059,257	$759,796	$—	$1,819,053
Total Assets	$1,012,553	$1,105,264	$126,706	$2,244,523
Acquisition of Real Estate	$143,616	$76,425	$—	$220,041
Redevelopment and Property Improvement Costs	$10,611	$96,272	$—	$106,883

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Segment Reporting, continued
2012

(dollars in thousands)	Core Portfolio	Funds	Structured Financing	Total
Revenues	$70,400	$36,560	$8,027	$114,987
Property operating expenses, other operating and real estate taxes	(21,817)	(15,899)	—	(37,716)
Reserve for notes receivable	—	—	(405)	(405)
General and administrative expenses	(19,578)	(1,645)	—	(21,223)
Depreciation and amortization	(17,065)	(10,823)	—	(27,888)
Operating Income	11,940	8,193	7,622	27,755
Equity in earnings of unconsolidated affiliates	262	288	—	550
Gain on disposition of properties of unconsolidated affiliates	—	3,061	—	3,061
Impairment of unconsolidated affiliates	—	(2,032)	—	(2,032)
Loss on debt extinguishment	—	(198)	—	(198)
Gain on involuntary conversion of asset	2,368	—	—	2,368
Interest and other finance expense	(15,431)	(7,380)	—	(22,811)
Income tax (provision) benefit	(241)	815	—	574
(Loss) income from continuing operations	(1,102)	2,747	7,622	9,267
Discontinued operations
Operating income from discontinued operations	319	11,688	—	12,007
Loss on debt extinguishment	—	(2,541)	—	(2,541)
Gain on disposition of properties	—	71,203	—	71,203
Income from discontinued operations	319	80,350	—	80,669
Net (loss) income	(783)	83,097	7,622	89,936
Noncontrolling interests
Loss from continuing operations	60	14,292	—	14,352
Income from discontinued operations	(128)	(64,454)	—	(64,582)
Net income attributable to noncontrolling interests	(68)	(50,162)	—	(50,230)
Net (loss) income attributable to Common Shareholders	$(851)	$32,935	$7,622	$39,706

Real Estate at Cost	$722,345	$564,853	$—	$1,287,198
Total Assets	$727,423	$811,855	$130,885	$1,670,163
Acquisition of Real Estate	$175,556	$66,338	$—	$241,894
Redevelopment and Property Improvement Costs	$3,862	$78,265	$—	$82,127

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Investments In and Advances to Unconsolidated Affiliates

Core Portfolio

The Company owns a 49% interest in a 311,000 square foot shopping center located in White Plains, New York ("Crossroads), a 50% interest in a 28,000 square foot retail portfolio located in Georgetown, Washington D.C. (the "Georgetown Portfolio"), a 22.22% interest in a 20,000 square foot retail property located in Wilmington, Delaware ("Route 202 Shopping Center") and a 88.43% tenancy in common interest in an 87,000 square foot retail property located in Chicago, Illinois. As our unaffiliated partners in these investments maintain operating control, these are accounted for under the equity method.

Funds

Fund Investments

During 2014, Fund IV, entered into a joint venture (the "Broughton Street Portfolio") with an unaffiliated entity, to acquire and operate properties located in Savannah, Georgia. Fund IV invested $8.1 million of equity and made a loan commitment of up to $69.0 million of which $28.4 million was funded to the joint venture as of December 31, 2014. As of December 31, 2014, the joint venture had acquired 24 properties for an aggregate purchase price of $33.9 million.

In addition, Fund IV, through a joint venture with an unaffiliated entity, purchased a shopping center in Bear, Delaware for $25.4 million.

During the third quarter of 2014, an unconsolidated joint venture between Fund III and an unaffiliated entity sold three properties located on Lincoln Road in Miami, Florida for an aggregate sales price of $141.8 million. In addition, an unconsolidated joint venture between Fund IV and an unaffiliated entity sold three properties located on Lincoln Road in Miami, Florida for an aggregate sales price of $200.2 million during the third quarter of 2014. The sales of the Fund III and Fund IV Lincoln Road portfolios resulted in gains of $86.6 million and $54.6 million, respectively.

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

RCP Venture

The Funds, together with two unaffiliated partners formed an investment group, the RCP Venture, for the purpose of making investments in surplus or underutilized properties owned by retailers and, in some instances, the retailers' operating company. The RCP Venture is neither a single entity nor a specific investment and the Company has no control or rights with respect to the formation and operation of these investments. The Company has made these investments through its subsidiaries, Mervyns I, Mervyns II and Fund II, (together the "Acadia Investors"), all on a non-recourse basis. Through December 31, 2014, the Acadia Investors have made investments in Mervyns Department Stores ("Mervyns") and Albertsons including additional investments in locations that are separate from these original investments ("Add-On Investments"). Additionally, they have invested in Shopko, Marsh and Rex Stores Corporation (collectively "Other RCP Investments").

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Investments In and Advances to Unconsolidated Affiliates, continued

The following table summarizes activity related to the RCP Venture investments from inception through December 31, 2014:

				Operating Partnership Share
Investment	Year Acquired	Invested Capital and Advances	Distributions	Invested Capital and Advances	Distributions
Mervyns	2004	$26,058	$48,547	$4,901	$11,801
Mervyns Add-On investments	2005/2008	7,547	5,789	1,252	1,284
Albertsons	2006	20,717	81,594	4,239	16,318
Albertsons Add-On investments	2006/2007	2,416	4,864	388	972
Shopko	2006	1,110	2,460	222	492
Marsh and Add-On investments	2006/2008	2,667	2,639	533	528
Rex Stores	2007	2,701	3,729	535	747
Total		$63,216	$149,622	$12,070	$32,142

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

(dollars in thousands)	December 31, 2014	December 31, 2013
Combined and Condensed Balance Sheets
Assets:
Rental property, net	$387,739	$380,268
Real estate under development	60,476	5,573
Investment in unconsolidated affiliates	11,154	63,745
Other assets	62,862	66,895
Total assets	$522,231	$516,481
Liabilities and partners’ equity:
Mortgage notes payable	$315,897	$265,982
Other liabilities	66,116	43,733
Partners’ equity	140,218	206,766
Total liabilities and partners’ equity	$522,231	$516,481
Company’s investment in and advances to unconsolidated affiliates	$184,352	$181,322
Company's share of distributions in excess of income and investments in unconsolidated affiliates	$(12,564)	$(8,701)

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Investments In and Advances to Unconsolidated Affiliates, continued

	Years Ended December 31,
(dollars in thousands)	2014	2013	2012
Combined and Condensed Statements of Income
Total revenues	$44,422	$51,638	$49,729
Operating and other expenses	(17,069)	(18,700)	(18,919)
Interest expense	(9,363)	(8,943)	(18,547)
Equity in (losses) earnings of unconsolidated affiliates	(328)	13,651	583
Depreciation and amortization	(10,967)	(10,599)	(9,551)
Loss on debt extinguishment	(187)	—	(293)
Gain on disposition of properties	142,615	—	3,402
Net income	$149,123	$27,047	$6,404

Company’s share of net income	$111,970	$12,774	$1,971
Amortization of excess investment	(392)	(392)	(392)
Company’s equity in earnings of unconsolidated affiliates	$111,578	$12,382	$1,579

5. Notes Receivable, Preferred Equity and Other Real Estate Related Investments

During 2014, the Company made total investments in notes receivable and preferred equity investments of $31.2 million and total collections of $18.1 million.

The following table reconciles notes receivable investments from January 1, 2012 to December 31, 2014:

	For the years ended December 31,
(dollars in thousands)	2014	2013	2012
Beginning Balance	$126,656	$129,278	$59,989
Additions during period:
New investments	31,169	45,000	108,629
Deductions during period:
Collections of principal	(18,095)	(29,583)	(25,388)
Conversion to real estate through receipt of deed or through foreclosure	(38,000)	(18,500)	(14,000)
Non-cash accretion of notes receivable	556	461	453
Reserves	—	—	(405)
Ending Balance	$102,286	$126,656	$129,278

As of December 31, 2014, the Company’s notes receivable, net, approximated $102.3 million and were collateralized by the underlying properties, the borrower’s ownership interest in the entities that own the properties and/or by the borrower’s personal guarantee. Notes receivable were as follows at December 31, 2014:

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Notes Receivable, Preferred Equity and Other Real Estate Related Investments, continued

Note Description	Effective interest rate (1)	First Priority Liens	Net Carrying Amount of Notes Receivable as of December 31, 2014	Net Carrying Amount of Notes Receivable as of December 31, 2013	Maturity Date	Extension Options
(dollars in thousands)
First Mortgage Loan	7.7%	$—	$12,000	$12,000	1/1/2015	—
Mezzanine Loan	12.7%	18,900	8,000	—	10/3/2015
First Mortgage Loan	8.8%	—	7,500	—	10/31/2015	1 x 12 Months
Zero Coupon Loan (2)	24.0%	166,200	4,986	4,431	1/3/2016	—
First Mortgage Loan	5.5%	—	4,000	42,000	4/1/2016	1 x 6 Months
Preferred Equity	13.5%	—	4,000	—	5/9/2016
Other	18.0%	—	3,307	—	7/1/2017
Preferred Equity	8.1%	20,855	13,000	13,000	9/1/2017	—
Mezzanine Loan	15.0%	—	30,879	30,879	11/9/2020	—
First Mortgage Loan	6.0%	—	—	6,400	Demand	—
Other	LIBOR + 2.5%	—	4,000	3,000	12/30/2020
Mezzanine Loan (3)	10.0%	87,477	7,983	9,089	Demand	—
Mezzanine Loan	15.0%	16,668	—	3,834	Upon Capital Event	—
Individually less than 3% (4)	2.7% to 17.5%	—	2,631	2,023	12/31/2015 to 5/1/2024	—
Total			$102,286	$126,656
Notes:

(1) Includes origination and exit fees
(2) The principal balance for this accrual-only loan is increased by the interest accrued
(3) Comprised of three cross-collateralized loans from one borrower, which are non-performing
(4) Consists of three loans as of December 31, 2014

During January 2014, the Company received a repayment of $6.4 million, representing the full principal amount on a note receivable.

During January 2014, the Company also received a payment of $1.4 million for a mezzanine loan with a carrying value, net of reserves, of $0.7 million. The Company recognized income of approximately $0.7 million relating to the payoff, which is included in Other, a component of revenue for the year ended December 31, 2014.

During April 2014, the Company made a $13.0 million loan, which is collateralized by a property and bears interest at 12.7% and matures October 2015. During July 2014, the borrower repaid $5.0 million of the loan. The outstanding balance at December 31, 2014 was $8.0 million.

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

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Notes Receivable, Preferred Equity and Other Real Estate Related Investments, continued

During April 2014, the Company received payment of $10.3 million representing principal and accrued interest on a mezzanine loan for which the Company had a carrying value of $8.3 million, net of a $2.0 million reserve. Following the full collection of all amounts due under this note, the Company recognized income of approximately $2.0 million, which is included in Other, a component of revenue for the year ended December 31, 2014.

During May 2014, the Company made a $4.0 million preferred equity investment in an entity which owns a property located in the Bronx. The investment has a preferred return of 13.5% and matures May 2016.

During July 2014, the Company made an additional $1.0 million loan, which is collateralized by Common OP Units, to an existing borrower, bringing the total outstanding amount to $4.0 million. This loan bears interest at LIBOR plus 250 basis points and matures 12/20/20.

During July 2014, the Company made a $4.8 million loan, which is collateralized by the borrower's interest in a property, bears interest at 18% and matures July 2017. As of December 31, 2014, $3.3 million has been drawn down on the loan.

During September 2014, the Company received payment of $1.9 million on a note, representing $0.7 million of accrued interest and $1.2 million of principal.

During October 2014, the Company made a $7.5 million loan, which is collateralized by a property, bears interest at 8.8% and matures October 2015.

The Company monitors the credit quality of its notes receivable on an ongoing basis and considers indicators of credit quality such as loan payment activity, the estimated fair value of the underlying collateral, the seniority of the Company's loan in relation to other debt secured by the collateral and the prospects of the borrower. As of December 31, 2014, the Company held three non-performing notes.

The following table reconciles the activity in the allowance for notes receivable from December 31, 2012 to December 31, 2014:

Allowance for
(dollars in thousands)	Notes Receivable
Balance at December 31, 2012	$3,681
Additional reserves	—
Recoveries	—
Charge-offs and reclassifications	—
Balance at December 31, 2013	$3,681
Additional reserves	—
Recoveries	(2,724)
Charge-offs and reclassifications	(957)
Balance at December 31, 2014	$—

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Deferred Charges

Deferred charges consist of the following as of December 31, 2014 and 2013:

	December 31,
(dollars in thousands)	2014	2013
Deferred financing costs	$39,660	$36,481
Deferred leasing and other costs	37,275	33,664
	76,935	70,145
Accumulated amortization	(46,256)	(39,370)
Total	$30,679	$30,775

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

The scheduled amortization of acquired lease intangible assets and assumed liabilities as of December 31, 2014 is as follows:

(dollars in thousands)	Acquired lease intangibles
	Assets	Liabilities
2015	$6,687	$5,126
2016	6,330	4,932
2017	5,126	4,301
2018	4,676	3,705
2019	4,119	3,569
Thereafter	17,680	7,952
Total	$44,618	$29,585

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Mortgage and Other Notes Payable

At December 31, 2014 and 2013, mortgage, convertible and other notes payable, excluding the net valuation premium on the assumption of debt, aggregated $1,127.6 million and $1,038.1 million respectively, and were collateralized by 40 properties and related tenant leases. Interest rates on the Company’s outstanding mortgage indebtedness ranged from 1.00% to 6.65% with maturities that ranged from April 2015 to April 2023. Certain loans are cross-collateralized and contain cross-default provisions. The loan agreements contain customary representations, covenants and events of default. Certain loan agreements require the Company to comply with affirmative and negative covenants, including the maintenance of debt service coverage and leverage ratios.
The following table reflects mortgage loan activity for the year ended December 31, 2014:

(dollars in thousands)			Borrowings			Repayments
Property	Date	Description	Amount	Interest Rate	Maturity Date	Amount	Interest Rate
664 N. Michigan Avenue	January	New Borrowing	$45,000	LIBOR + 1.65%	6/28/2018	$—
New Hyde Park Shopping Center	January	Additional Draw	1,500	LIBOR + 2.25%	11/10/2015	—
Heritage Shops	February	Refinancing	24,500	LIBOR + 1.55%	2/28/2016	20,900	LIBOR + 2.25%
654 Broadway	March	New Borrowing	9,000	LIBOR + 1.88%	3/7/2017	—
Paramus Plaza	March	New Borrowing	12,600	LIBOR + 1.70%	2/20/2019	—
613-623 W. Diversey	April	Repayment	—		7/1/2014	4,200	6.35%
Lake Montclair Center	April	New Borrowing	15,500	LIBOR + 2.15%	5/1/2019	—
New Hyde Park Shopping Center	April	Refinancing	12,000	LIBOR + 1.85%	5/1/2017	7,700	LIBOR + 2.25%
938 W. North Avenue	May	New Borrowing	12,500	LIBOR + 2.35%	5/1/2017	—
1151 Third Ave	June	New Borrowing	12,500	LIBOR + 1.75%	6/3/2017	—
New Loudon Center	June	Repayment	—	5.64%	9/6/2014	13,300	5.64%
Bedford Green	July	Assumption	29,794	5.10%	9/5/2017	—
City Point	October	Refinancing	20,000	LIBOR + 2.00%	11/1/2021	20,000	7.25%
City Point	December	Refinancing	20,000	LIBOR + 1.70%	8/23/2015	20,000	LIBOR + 5.00%
Lincoln Park Center	December	Additional Draw	5,000
3104 M Street	December	New Borrowing	103	Prime + 0.50%	12/10/2021	—
City Point (1)	Various	Additional Draw	81,191
Total			$301,188			$86,100

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Mortgage and Other Notes Payable, continued

Note:

(1) As of December 31, 2014, $199.0 million of funds have been released under the Company's EB-5 loan relating to its City Point project into a restricted cash account. $168.4 million has been drawn to fund construction activities, with $30.6 million remaining in the restricted cash account at December 31, 2014.

Unsecured Credit Facilities:

During the year ended December 31, 2014, the Company borrowed $15.0 million on its unsecured credit facility and paid down $15.0 million. As of December 31, 2014, there was no outstanding balance under this facility. During September 2014, the Company amended its unsecured credit facility and its $50.0 million term loan. The amendment extended the maturity date of the unsecured credit facility to January 31, 2018, reduced the interest rate from LIBOR plus 155 basis points to LIBOR plus 140 basis points and reduced the unused fee from 35 basis points to 25 basis points. The amendment also extended the maturity date of the Company's $50.0 million term loan to November 25, 2019 and reduced the interest rate from LIBOR plus 140 basis points to LIBOR plus 130 basis points.

During the year ended December 31, 2014, the Company borrowed $112.2 million on its Fund IV subscription line and paid down $103.9 million. The outstanding balance under this facility is $77.1 million as of December 31, 2014.

The following table sets forth certain information pertaining to our credit facilities as of December 31, 2014:

(dollars in thousands) Borrower	Total amount of credit facility	Amount borrowed as of December 31, 2013	Net borrowings (repayments) during the year ended December 31, 2014	Amount borrowed as of December 31, 2014	Letters of credit outstanding as of December 31, 2014	Amount available under credit facilities as of December 31, 2014
Operating Partnership	$150,000	$—	$—	$—	$12,500	$137,500
Fund IV	150,000	68,750	8,350	77,100	—	72,900
Total	$300,000	$68,750	$8,350	$77,100	$12,500	$210,400

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Mortgage and Other Notes Payable, continued

The following table summarizes the Company’s mortgage and other indebtedness as of December 31, 2014 and December 31, 2013:

(dollars in thousands)
Description of Debt and Collateral	12/31/2014	12/31/2013	Interest Rate at December 31, 2014	Maturity	Payment Terms
Mortgage notes payable – variable-rate
Liberty Avenue	$8,973	$9,090	2.92% (LIBOR+2.75%)	4/30/2015	Monthly principal and interest.
210 Bowery	4,600	4,600	2.12% (LIBOR+1.95%)	6/1/2015	Interest only monthly.
640 Broadway	22,564	22,750	3.12% (LIBOR+2.95%)	7/1/2015	Monthly principal and interest.
Heritage Shops	—	20,871	2.42% (LIBOR+2.25%)	8/10/2015	Interest only monthly.
CityPoint	20,650	20,650	4.17% (LIBOR+4.00%)	8/12/2015	Interest only monthly.
CityPoint	20,000	20,000	1.87% (LIBOR+1.70%)	8/23/2015	Interest only monthly.
Cortlandt Towne Center	83,936	84,745	1.82% (LIBOR+1.65%)	10/26/2015	Monthly principal and interest.
New Hyde Park Shopping Center	—	6,294	2.40% (LIBOR+1.85%)	11/10/2015	Monthly principal and interest.
3780-3858 Nostrand Avenue	12,046	12,567	2.82% (LIBOR+2.65%)	2/1/2016	Monthly principal and interest.
Heritage Shops	24,500	—	1.72% (LIBOR+1.55%)	2/28/2016	Interest only monthly.
Lincoln Park Centre	28,000	23,000	1.62% (LIBOR+1.45%)	12/3/2016	Interest only monthly.
654 Broadway	9,000	—	2.05% (LIBOR+1.88%)	3/1/2017	Interest only monthly.
New Hyde Park Shopping Center	11,720	—	2.02% (LIBOR+1.85%)	5/1/2017	Monthly principal and interest.
938 W. North Avenue	12,500	—	2.52% (LIBOR+2.35%)	5/1/2017	Interest only monthly.
1151 Third Avenue	12,481	—	1.92% (LIBOR+1.75%)	6/3/2017	Interest only monthly.
161st Street	29,500	29,500	2.67% (LIBOR+2.50%)	4/1/2018	Interest only monthly.
664 N. Michigan	44,369	—	1.82% (LIBOR+1.65%)	6/28/2018	Monthly principal and interest.
Paramus Plaza	12,600	—	1.87% (LIBOR+1.70%)	2/20/2019	Interest only monthly.
Lake Montclair Center	15,284	—	2.32% (LIBOR+2.15%)	5/1/2019	Monthly principal and interest.
City Point	20,000	—	1.56% (LIBOR+1.39%)	11/1/2021	Interest only monthly.
3104 M Street	103	—	3.75% (Prime+0.5%)	12/10/2021	Interest only monthly.
4401 N. White Plains Road	6,141	6,263	2.07% (LIBOR+1.90%)	9/1/2022	Monthly principal and interest.
28 Jericho Turnpike	15,747	16,164	2.07% (LIBOR+1.90%)	1/23/2023	Monthly principal and interest.
60 Orange Street	8,236	8,457	1.92% (LIBOR+1.75%)	4/3/2023	Monthly principal and interest.
Sub-total mortgage notes payable	$422,950	$284,951

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Mortgage and Other Notes Payable, continued

(dollars in thousands)
Description of Debt and Collateral	12/31/2014	12/31/2013	Interest Rate at December 31, 2014	Maturity	Payment Terms
Unsecured Debt
Fund IV revolving subscription line of credit (2)	$77,100	$68,750	1.82% (LIBOR+1.65%)	11/20/2015	Interest only monthly.
Unsecured Line of Credit	—	—	1.57% (LIBOR+1.40%)	1/31/2018	Interest only monthly.
Term Loan	50,000	50,000	1.47% (LIBOR+130%)	11/25/2019	Interest only monthly.
Interest rate swaps (1)	(223,829)	(179,660)
Total variable-rate debt	326,221	224,041

Mortgage notes payable – fixed-rate
613-623 W. Diversey	$—	$4,192	6.35%	7/1/2014	Monthly principal and interest.
New Loudon Center	—	13,369	5.64%	9/6/2014	Monthly principal and interest.
CityPoint	—	20,000	7.25%	11/1/2014	Interest only quarterly.
Crescent Plaza	16,455	16,747	4.98%	9/6/2015	Monthly principal and interest.
Pacesetter Park Shopping Center	11,307	11,530	5.12%	11/6/2015	Monthly principal and interest.
Elmwood Park Shopping Center	32,201	32,744	5.53%	1/1/2016	Monthly principal and interest.
Chicago Street Retail Portfolio	15,265	15,558	5.61%	2/1/2016	Monthly principal and interest.
Gateway Shopping Center	19,440	19,746	5.44%	3/1/2016	Monthly principal and interest.
330-340 River Street	10,668	10,904	5.30%	5/1/2016	Monthly principal and interest.
Brandywine Town Center	166,200	166,200	5.99%	7/1/2016	Interest only monthly.
Walnut Hill Plaza	—	22,910	6.06%	10/1/2016	Monthly principal and interest.
Rhode Island Place Shopping Center	15,975	16,208	6.35%	12/1/2016	Monthly principal and interest.
239 Greenwich Avenue	26,000	26,000	5.42%	2/11/2017	Interest only monthly.
639 West Diversey	4,245	4,341	6.65%	3/1/2017	Monthly principal and interest.
Merrillville Plaza	25,504	25,837	5.88%	8/1/2017	Monthly principal and interest.
Bedford Green	29,586	—	5.10%	9/5/2017	Monthly principal and interest.
216th Street	—	25,500	5.80%	10/1/2017	Interest only monthly.
CityPoint	5,262	5,262	1.00%	8/23/2019	Interest only monthly.
CityPoint	199,000	197,000	4.75%	2020 (3)	Interest only monthly.
Convertible Notes	380	380	3.75%	(4)	Interest only semi-annually.
Interest rate swaps (1)	223,829	179,660	2.15%
Total fixed-rate debt	801,317	814,088
Unamortized premium	2,943	1,868
Total	$1,130,481	$1,039,997

Notes:

(1)	Represents the amount of the Company’s variable-rate debt that has been fixed through certain cash flow hedge transactions (Note 10).

(2)	The Fund IV revolving subscription line of credit is secured by unfunded investor capital commitments.

(3)	The maturity date of this loan is five years after the final advancing of funds which is currently anticipated to occur by the end of 2015.

(4)
Holders of the Convertible Notes may require the Company to repurchase them at par on December 15, 2016 and December 15, 2021. The Company may redeem the Convertible Notes, in whole, or in part, at any time.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Mortgage and Other Notes Payable, continued

The scheduled principal repayments of all indebtedness, including Convertible Notes (Note 9), as of December 31, 2014 are as follows (does not include $2,943 net valuation premium on assumption of debt):

(dollars in thousands)
2015	$271,784
2016	326,767
2017	130,721
2018	71,790
2019	82,423
Thereafter	244,053
$1,127,538

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

As of December 31, 2014, $114.6 million of the Convertible Notes have been repurchased. The remaining Convertible Notes bear interest at 3.75% and the Company has the right to redeem the notes, in whole, or in part, at any time, and from time to time, for cash equal to 100% of the principal amount of the notes plus any accrued and unpaid interest to, but not including, the redemption date. The Holders of notes may require the Company to repurchase their notes, in whole or in part, on December 15, 2016 and December 15, 2021 for cash equal to 100% of the principal amount of the notes to be repurchased plus any accrued and unpaid interest to, but not including, the repurchase date.

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

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2014:

(dollars in thousands)	Level 1	Level 2	Level 3
Assets
Derivative financial instruments	$—	$226	$—
Liabilities
Derivative financial instruments	$—	$4,567	$—

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Financial Instruments and Fair Value Measurements, continued

During the year ended December 31, 2012, the Company determined that the carrying value in its investment in Mervyns was impaired and recorded an impairment of $2.0 million (Note 1). The analysis performed consisted of discounted cash flows which were used to determine the fair value of the Mervyns investment and were classified as Level 3 under authoritative guidance for fair value measurements.

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

As of December 31, 2014, the Company’s derivative financial instruments consisted of 14 interest rate LIBOR swaps with an aggregate notional value of $223.8 million, which fix interest at rates from 0.70% to 3.77%, and mature between May 2015 and March 2025. The Company also has four derivative financial instruments with a notional value of $139.6 million which cap interest rates ranging from 3.0% to 4.3% and mature between July 2015 and April 2018. The fair value of the derivative liability of these instruments, which is included in other liabilities in the consolidated balance sheets, totaled $4.6 million and $2.0 million at December 31, 2014 and 2013, respectively. The fair value of these derivative instruments, included in prepaid expenses and other assets in the Consolidated Balance Sheets, totaled $0.2 million and $3.1 million at December 31, 2014 and 2013, respectively. The notional value does not represent exposure to credit, interest rate or market risks. The Company is also a party to two forward starting interest rate swap transactions with respect to $50.0 million of LIBOR-based variable debt.

These derivative instruments have been designated as cash flow hedges and hedge the future cash outflows on variable rate mortgage debt. Such instruments are reported at the fair value reflected above. As of December 31, 2014 and 2013, unrealized (losses) and income totaling ($4.0 million) and $1.1 million, respectively, were reflected in accumulated other comprehensive (loss) income. It is estimated that approximately $4.3 million included in accumulated other comprehensive (loss) income related to derivatives will be reclassified to interest expense in the 2015 results of operations.

As of December 31, 2014 and 2013, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges. As of December 31, 2014, none of the Company’s hedges were ineffective.

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

The Company has determined the estimated fair values of the following financial instruments within Level 2 of the hierarchy by discounting future cash flows utilizing a discount rate equivalent to the rate at which similar financial instruments would be originated at the reporting date:

	December 31, 2014		December 31, 2013
(dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Notes Receivable and Preferred Equity Investments	$102,286	$102,286	$126,656	$126,656
Mortgage, Convertible Notes and Other Notes Payable	$1,130,481	$1,141,371	$1,039,997	$1,056,457

11. Shareholders’ Equity and Noncontrolling Interests

Common Shares

During 2014, 3,886 employee Restricted Shares were canceled to pay the employees’ income taxes due on the value of the portion of their Restricted Shares that vested. During 2014, the Company recognized accrued Common Share and Common OP Unit-based compensation totaling $6.2 million in connection with the vesting of Restricted Shares and Units (Note 15).

During 2014, the Company issued approximately 4.4 million Common Shares from the ATM program generating net proceeds of approximately $127.1 million and completed two public share offerings aggregating approximately 7.6 million Common Shares generating net proceeds of approximately $230.7 million.

During 2014, the Company issued approximately 1.6 million OP units to acquire real estate.

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

During 2012, Kenneth Bernstein, President and CEO, converted 250,000 Common OP Units into Common Shares.

Noncontrolling Interests

The following table summarizes the change in the noncontrolling interests since December 31, 2013:

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Shareholders’ Equity and Noncontrolling Interests, continued

	Noncontrolling Interests in Operating Partnership	Noncontrolling Interests in Partially-Owned Affiliates
(dollars in thousands)
Balance at December 31, 2013	$48,948	$368,404
Distributions declared of $1.23 per Common OP Unit	(5,085)	—
Net income for the period January 1 through December 31, 2014	3,204	77,878
Conversion of 136,128 OP Units to Common Shares by limited partners of the Operating Partnership	(3,181)	—
Issuance of OP Units to acquire real estate	44,051	—
Other comprehensive income - unrealized loss on valuation of swap agreements	(345)	(902)
Reclassification of realized interest expense on swap agreements	115	984
Noncontrolling interest contributions	—	57,969
Noncontrolling interest distributions and other reductions	—	(218,152)
Employee Long-term Incentive Plan Unit Awards	6,528	—
Balance at December 31, 2014	$94,235	$286,181

Noncontrolling interests in the Operating Partnership represents (i) the limited partners’ 2,988,277 and 1,457,467 Common OP Units at December 31, 2014 and 2013, respectively, (ii) 188 Series A Preferred OP Units at both December 31, 2014 and 2013, with a stated value of $1,000 per unit, which are entitled to a preferred quarterly distribution of the greater of (a) $22.50 (9% annually) per Series A Preferred OP Unit or (b) the quarterly distribution attributable to a Series A Preferred OP Unit if such unit was converted into a Common OP Unit and (iii) 1,719,206 and 1,368,086 LTIP units as of December 31, 2014 and 2013, respectively, as discussed in Share Incentive Plan (Note 15).

Noncontrolling interests in partially-owned affiliates include third-party interests in Fund I, II, III and IV, and Mervyns I and II, and five other entities.

The Series A Preferred OP Units were issued in 1999 in connection with the acquisition of a property. Through December 31, 2014, 1,392 Series A Preferred OP Units were converted into 185,600 Common OP Units and then into Common Shares. The 188 remaining Series A Preferred OP Units are currently convertible into Common OP Units based on the stated value divided by $7.50. Either the Company or the holders can currently call for the conversion of the Series A Preferred OP Units at the lesser of $7.50 or the market price of the Common Shares as of the conversion date.

12. Related Party Transactions

The Company earned property management, construction, development, legal and leasing fees from its investments in unconsolidated partnerships totaling $0.2 million, $0.1 million and $0.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Lee Wielansky, the Lead Trustee of the Company, was paid a consulting fee of $0.1 million for each of the years ended December 31, 2013 and 2012. The consulting agreement was terminated as of December 31, 2013 and no such fees were incurred for the year ended December 31, 2014.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Tenant Leases

Space in the shopping centers and other retail properties is leased to various tenants under operating leases that usually grant tenants renewal options and generally provide for additional rents based on certain operating expenses as well as tenants’ sales volume.

Minimum future rentals to be received under non-cancelable leases for shopping centers and other retail properties as of December 31, 2014 are summarized as follows:

(dollars in thousands)
2015	$124,699
2016	118,039
2017	107,338
2018	94,846
2019	82,356
Thereafter	418,588
Total	$945,866

During the years ended December 31, 2014, 2013 and 2012, no single tenant collectively accounted for more than 10% of the Company’s total revenues.

14. Lease Obligations

The Company leases land at eight of its shopping centers, which are accounted for as operating leases and generally provide the Company with renewal options. Ground rent expense was $1.8 million, $1.8 million, and $1.7 million (including capitalized ground rent at properties under redevelopment of $0.8 million, $0.8 million and $0.8 million) for the years ended December 31, 2014, 2013 and 2012, respectively. The leases terminate at various dates between 2019 and 2066. These leases provide the Company with options to renew for additional terms aggregating from 23 to 71 years. The Company also leases space for its corporate office. Office rent expense under this lease was $1.5 million, $1.4 million and $1.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. Future minimum rental payments required for leases having remaining non-cancelable lease terms are as follows:

(dollars in thousands)
2015	$2,756
2016	1,761
2017	6,336
2018	2,376
2019	2,346
Thereafter	19,424
Total	$34,999

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

On February 28, 2014, the Company issued a total of 326,230 LTIP Units and 918 Restricted Share Units to officers of the Company and 10,527 Restricted Share Units to other employees of the Company. Vesting with respect to these awards is generally recognized ratably over the five annual anniversaries following the issuance date. Vesting with respect to 16% of the awards issued to officers is also generally subject to achieving certain Company performance measures. LTIP Units are similar to Restricted Shares but provide for a quarterly partnership distribution in a like amount as paid to Common OP Units. This distribution is paid on both unvested and vested LTIP Units. The LTIP Units are convertible into Common OP Units and Common Shares upon vesting and a revaluation of the book capital accounts.

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

The total value of the above Restricted Share Units and LTIP Units as of the grant date was $11.9 million, of which $0.5 million was recognized as compensation expense in 2013, and $11.4 million will be recognized as compensation expense over the vesting period. The weighted average fair value for Restricted Shares and LTIP Units granted for the years ended December 31, 2014, 2013 and 2012 were $26.30, $26.40 and $22.31, respectively.

Total long-term incentive compensation expense, including the expense related to the above mentioned plans, was $6.2 million, $7.3 million and $3.6 million for the years ended December 31, 2014, 2013 and 2012, respectively and is recorded in General and Administrative on the consolidated statements of income.

On June 4, 2014, the Company issued 17,118 Restricted Shares and 1,518 LTIP Units to Trustees of the Company in connection with Trustee fees. Vesting with respect to 6,276 of the Restricted Shares and 1,518 of the LTIP Units will be on the first anniversary of the date of issuance and 10,842 of the Restricted Shares vest over three years with 33% vesting on each of the next three anniversaries of the issuance date. The Restricted Shares do not carry voting rights or other rights of Common Shares until vesting and may not be transferred, assigned or pledged until the recipients have a vested non-forfeitable right to such shares. Dividends are not paid currently on unvested Restricted Shares, but are paid cumulatively from the issuance date through the applicable vesting date of such Restricted Shares. Trustee fee expense of $0.2 million for the year ended December 31, 2014 has been recognized in the accompanying consolidated statement of income related to this issuance.

In 2009, the Company adopted the Long Term Investment Alignment Program (the "Program") pursuant to which the Company may award units primarily to senior executives which would entitle them to receive up to 25% of any future Fund III Promote when and if such Promote is ultimately realized. The Company has awarded all of the units under the Program, and these units were determined to have no value at issuance or as of December 31, 2014. In accordance with ASC Topic 718, "Compensation - Stock Compensation," compensation relating to these awards will be recorded based on the change in the estimated fair value at each reporting period.

As of December 31, 2014, the Company had 46,347 options outstanding to officers and employees and 9,000 options outstanding to non-employee Trustees of the Company all of which have vested. These options are for ten-year terms from the grant date and vested in three equal annual installments, which began on their respective grant dates.

A summary of option activity under all option arrangements as of December 31, 2014 and 2013, and changes during the years then ended, is presented below:

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Share Incentive Plan, continued

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (dollars in thousands)
Outstanding and exercisable at December 31, 2012	137,647	$18.71	2.6	$877
Granted	—	—	—	—
Exercised	(23,815)	15.96	—	211
Forfeited or Expired	(746)	20.65	—	—
Outstanding and exercisable at December 31, 2013	113,086	19.28	3.5	628
Granted	—	—	—	—
Exercised	(57,739)	17.68	—	828
Forfeited or Expired	—	—	—	—
Outstanding and exercisable at December 31, 2014	55,347	$20.93	1.1	$614

The total intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012 was $0.8 million, $0.2 million and $0.1 million, respectively.

A summary of the status of the Company’s unvested Restricted Shares and LTIP Units as of December 31, 2014 and 2013 and changes during the years then ended is presented below:

Unvested Restricted Shares and LTIP Units	Restricted Shares	Weighted Grant-Date Fair Value	LTIP Units	Weighted Grant-Date Fair Value
Unvested at December 31, 2012	60,916	$19.36	943,686	$19.27
Granted	31,830	23.75	290,912	26.69
Vested	(28,179)	18.77	(350,264)	19.51
Forfeited	(830)	23.00	—	—
Unvested at December 31, 2013	63,737	23.34	884,334	21.62
Granted	28,563	27.18	441,946	26.24
Vested	(34,598)	23.40	(263,556)	20.23
Forfeited	(2,684)	23.54	(800)	24.66
Unvested at December 31, 2014	55,018	$25.90	1,061,924	$23.92

As of December 31, 2014, there was $16.1 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under share incentive plans. That cost is expected to be recognized over a weighted-average period of 2.4 years. The total fair value of Restricted Shares that vested during the years ended December 31, 2014, 2013 and 2012 was $0.8 million, $0.5 million and $0.8 million, respectively. The total fair value of LTIP Units that vested during the years ended December 31, 2014, 2013 and 2012 was $5.3 million, $6.8 million and $3.0 million, respectively.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Employee Share Purchase and Deferred Share Plan

The Acadia Realty Trust Employee Share Purchase Plan (the "Purchase Plan"), allows eligible employees of the Company to purchase Common Shares through payroll deductions. The Purchase Plan provides for employees to purchase Common Shares on a quarterly basis at a 15% discount to the closing price of the Company’s Common Shares on either the first day or the last day of the quarter, whichever is lower. A participant may not purchase more the $25,000 in Common Shares per year. Compensation expense will be recognized by the Company to the extent of the above discount to the closing price of the Common Shares with respect to the applicable quarter. During 2014, 2013 and 2012, a total of 4,668, 3,678, and 3,829 Common Shares, respectively, were purchased by employees under the Purchase Plan. Associated compensation expense of $0.01 million was recorded in each of the years ended December 31, 2014, 2013 and 2012.

During May of 2006, the Company adopted a Trustee Deferral and Distribution Election ("Trustee Deferral Plan"), under which the participating Trustees have deferred compensation of $0.09 million for 2014, $0.07 million for 2013 and $0.06 million for 2012.

17. Employee 401(k) Plan

The Company maintains a 401(k) plan for employees under which the Company currently matches 50% of a plan participant’s contribution up to 6% of the employee’s annual salary. A plan participant may contribute up to a maximum of 15% of their compensation, up to $17,500, for the year ended December 31, 2014. The Company contributed $0.3 million for each of the years ended December 31, 2014, 2013 and 2012.

18. Dividends and Distributions Payable

On November 4, 2014, the Board of Trustees declared a regular quarterly cash dividend of $0.24 per Common Share which was paid on January 15, 2015 to holders of record as of December 31, 2014. In addition, on December 5, 2014, the Board of Trustees declared a special cash dividend of $0.30 per Common Share with the same record and payment date as the regular quarterly dividend. The special dividend is a result of the taxable capital gains for 2014 arising from property dispositions, primarily the sale of Fund III and IV’s Lincoln Road Portfolios.

19. Federal Income Taxes

The Company has elected to qualify as a REIT in accordance with Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), and intends at all times to qualify as a REIT under the Code. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its annual REIT taxable income to its shareholders. As a REIT, the Company generally will not be subject to corporate Federal income tax, provided that distributions to its shareholders equal at least the amount of its REIT taxable income as defined under the Code. As the Company distributed sufficient taxable income for the years ended December 31, 2014, 2013 and 2012, no U.S. Federal income or excise taxes were incurred. If the Company fails to qualify as a REIT in any taxable year, it will be subject to Federal income taxes at the regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for the four subsequent taxable years. Even though the Company qualifies for taxation as a REIT, the Company is subject to certain state and local taxes on its income and property and Federal income and excise taxes on any undistributed taxable income. In addition, taxable income from non-REIT activities managed through the Company’s Taxable REIT Subsidiaries ("TRS") is subject to Federal, state and local income taxes.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Federal Income Taxes, continued

Characterization of Distributions:

The Company has determined that the cash distributed to the shareholders is characterized as follows for Federal income tax purposes:

	For the years ended December 31,
	2014	2013	2012
Ordinary income	69%	87%	63%
Qualified dividend	—%	—%	—%
Capital gain	31%	13%	37%
	100%	100%	100%

Taxable REIT Subsidiaries

Income taxes have been provided for using the liability method as required by ASC Topic 740, "Income Taxes." The Company’s TRS income and provision for income taxes for the years ended December 31, 2014, 2013 and 2012 are summarized as follows:

(dollars in thousands)	2014	2013	2012
TRS loss before income taxes	$(36)	$(2,225)	$(2,056)
(Provision) benefit for income taxes:
Federal	(377)	276	592
State and local	(97)	71	147
TRS net loss before noncontrolling interests	(510)	(1,878)	(1,317)
Noncontrolling interests	(508)	267	702
TRS net loss	$(1,018)	$(1,611)	$(615)

The income tax provision differs from the amount computed by applying the statutory federal income tax rate to income before income taxes as follows (not adjusted for temporary book/tax differences):

(dollars in thousands)	2014	2013	2012
Federal benefit at statutory tax rate	$(12)	$(757)	$(699)
TRS state and local taxes, net of federal benefit	(2)	(117)	(109)
Tax effect of:
Permanent differences, net	446	496	809
Prior year overaccrual, net	1	128	(553)
Restricted stock vesting	(20)	(2)	(159)
Other	61	127	(41)
REIT state and local income and franchise taxes	155	144	178
Total provision (benefit) for income taxes	$629	$19	$(574)

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. Earnings Per Common Share

Basic earnings per Common Share is computed by dividing net income attributable to Common Shareholders by the weighted average Common Shares outstanding. At December 31, 2014, the Company has unvested LTIP Units (Note 15) which provide for non-forfeitable rights to dividend equivalent payments. Accordingly, these unvested LTIP Units are considered participating securities and are included in the computation of basic earnings per Common Share pursuant to the two-class method.

Diluted earnings per Common Share reflects the potential dilution of the conversion of obligations and the assumed exercises of securities including the effects of restricted share unit ("Restricted Share Units") and share option awards issued under the Company’s Share Incentive Plans (Note 15). The effect of the assumed conversion of 188 Series A Preferred OP Units into 25,067 Common Shares would be anti-dilutive and therefore is not included in the computation of diluted earnings per share for the years ended December 2014, 2013 and 2012.

The effect of the conversion of Common OP Units is not reflected in the computation of basic and diluted earnings per share, as they are exchangeable for Common Shares on a one-for-one basis. The income allocable to such units is allocated on this same basis and reflected as noncontrolling interests in the accompanying consolidated financial statements. As such, the assumed conversion of these units would have no net impact on the determination of diluted earnings per share. Based on the market price of the Common Shares as of December 31, 2014, the issuance of additional Common Shares assuming conversion of the Company's convertible notes payable (Note 9) would be dilutive and is included in the computation of basic and diluted earnings per share for the year ended December 31, 2014.

	Years ended December 31,
(dollars in thousands, except per share amounts)	2014	2013	2012
Numerator:
Income from continuing operations	$70,865	$34,026	$23,619
Less: net income attributable to participating securities	1,152	581	458
Income from continuing operations net of income	69,713	33,445	23,161
attributable to participating securities
Denominator:
Weighted average shares for basic earnings per share	59,402	54,919	45,854
Effect of dilutive securities:
Employee share options	24	38	40
Denominator for diluted earnings per share	59,426	54,957	45,894
Basic earnings per Common Share from continuing operations attributable to Common Shareholders	$1.18	$0.61	$0.51
Diluted earnings per Common Share from continuing operations attributable to Common Shareholders	$1.18	$0.61	$0.51

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. Summary of Quarterly Financial Information (unaudited)

The quarterly results of operations of the Company for the years ended December 31, 2014 and 2013 are as follows:

(amounts in thousands, except per share amounts)	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Revenue	$46,685	$49,511	$47,660	$51,156
Income from continuing operations attributable to Common Shareholders	$21,595	$11,365	$28,564	$9,341
Income from discontinued operations attributable to Common Shareholders	—	99	—	100
Net income attributable to Common Shareholders	$21,595	$11,464	$28,564	$9,441
Net income attributable to Common Shareholders per Common Share - basic:
Income from continuing operations	$0.38	$0.19	$0.47	$0.13
Income from discontinued operations	—	—	—	—
Net income per share	$0.38	$0.19	$0.47	$0.13
Net income attributable to Common Shareholders per Common Share - diluted:
Income from continuing operations	$0.38	$0.19	$0.47	$0.15
Income from discontinued operations	—	—	—	—
Net income per share	$0.38	$0.19	$0.47	$0.15
Cash dividends declared per Common Share	$0.23	$0.23	$0.23	$0.54

(amounts in thousands, except per share amounts)	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Revenue	$42,291	$40,808	$41,085	$44,102
Income from continuing operations attributable to Common Shareholders	$9,590	$7,967	$8,893	$7,576
Income from discontinued operations attributable to Common Shareholders	33	790	591	4,675
Net income attributable to Common Shareholders	$9,623	$8,757	$9,484	$12,251
Net income attributable to Common Shareholders per Common Share - basic:
Income from continuing operations	$0.18	$0.14	$0.16	$0.14
Income from discontinued operations	—	0.02	0.01	0.08
Net income per share	$0.18	$0.16	$0.17	$0.22
Net income attributable to Common Shareholders per Common Share - diluted:
Income from continuing operations	$0.18	$0.14	$0.16	$0.14
Income from discontinued operations	—	0.02	0.01	0.08
Net income per share	$0.18	$0.16	$0.17	$0.22
Cash dividends declared per Common Share	$0.21	$0.21	$0.21	$0.23

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

During August 2009, the Company terminated the employment of a former Senior Vice President (the "Former Employee") for engaging in conduct that fell within the definition of "cause" in his severance agreement with the Company. Had the Former Employee not been terminated for "cause," he would have been eligible to receive approximately $0.9 million under the severance agreement. Because the Company terminated him for "cause," it did not pay the Former Employee any severance benefits under the agreement. The Former Employee has brought a lawsuit against the Company in New York State Supreme Court (the "Court"), alleging breach of the severance agreement. On August 7, 2014, the Court granted summary judgment in favor of the Company, as defendant, and against plaintiff, the Former Employee, finding that his conduct in fact and law, constituted "cause" under his severance agreement. Plaintiff has filed a notice of appeal but has not yet perfected his appeal. The Company continues to believe that termination was justified for “cause” and that it will be successful on appeal.

In connection with Phase 2 of the City Point Project, Albee Development LLC ("Albee"), and a non-affiliated construction manager have been served with a Summons With Notice by Casino Development Group, Inc. ("Casino"), the former contractor responsible for the excavation and concrete work at the City Point Project. Albee terminated the contract with Casino for cause prior to completion of the contract. The plaintiff is seeking approximately $7.4 million , which has now been bonded. Albee believes that it has meritorious defenses to, and is prepared to vigorously defend itself against the claims. Presently, the parties are before the New York State Supreme Court in Kings County on procedural matters; Albee’s position is that Casino waived any right to arbitrate. As the case is in the early stages of litigation, the outcome of these claims cannot be determined at this time.

23. Subsequent Events

During January 2015, Fund IV completed the acquisition of 1035 Third Avenue in Manhattan, New York, for a purchase price of $51.0 million.

During January 2015, Fund III completed the disposition of Lincoln Park Centre in Chicago, Illinois, for a sales price of $64.0 million.

ACADIA REALTY TRUST
SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2014

		Initial Cost to Company			Amount at which Carried at December 31, 2014
Description	Encumbrances	Land	Buildings & Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Acquisition (a) Construction (c)
Shopping Centers
Core Portfolio:
Crescent Plaza Brockton, MA	$16,455	$1,147	$7,425	$1,376	$1,147	$8,801	$9,948	$6,913	1993	(a)
New Loudon Center Latham, NY	—	505	4,161	13,052	505	17,213	17,718	13,112	1993	(a)
Mark Plaza Edwardsville, PA	—	—	4,268	(872)	—	3,396	3,396	2,783	1993	(c)
Plaza 422 Lebanon, PA	—	190	3,004	2,309	190	5,313	5,503	4,963	1993	(c)
Route 6 Mall Honesdale, PA	—	1,664	—	12,276	1,664	12,276	13,940	7,624	1994	(c)
Abington Towne Center Abington, PA	—	799	3,197	2,357	799	5,554	6,353	3,307	1998	(a)
Bloomfield Town Square Bloomfield Hills, MI	—	3,207	13,774	21,579	3,207	35,353	38,560	15,511	1998	(a)
Elmwood Park Shopping Center Elmwood Park, NJ	32,201	3,248	12,992	15,855	3,798	28,297	32,095	15,647	1998	(a)
Merrillville Plaza Hobart, IN	25,503	4,288	17,152	5,553	4,288	22,705	26,993	9,400	1998	(a)
Marketplace of Absecon Absecon, NJ	—	2,573	10,294	4,900	2,577	15,190	17,767	6,616	1998	(a)
239 Greenwich Avenue Greenwich, CT	26,000	1,817	15,846	597	1,817	16,443	18,260	6,545	1998	(a)
Hobson West Plaza Naperville, IL	—	1,793	7,172	1,842	1,793	9,014	10,807	4,308	1998	(a)
Village Commons Shopping Center Smithtown, NY	—	3,229	12,917	4,048	3,229	16,965	20,194	7,799	1998	(a)
Town Line Plaza Rocky Hill, CT	—	878	3,510	7,609	907	11,090	11,997	8,615	1998	(a)
Branch Shopping Center Smithtown, NY	—	3,156	12,545	11,457	3,401	23,757	27,158	7,045	1998	(a)
Methuen Shopping Center Methuen, MA	—	956	3,826	594	961	4,415	5,376	2,070	1998	(a)
Gateway Shopping Center South Burlington, VT	19,440	1,273	5,091	12,258	1,273	17,349	18,622	7,608	1999	(a)
Mad River Station Dayton, OH	—	2,350	9,404	1,149	2,350	10,553	12,903	4,590	1999	(a)
Pacesetter Park Shopping Center Ramapo, NY	11,307	1,475	5,899	2,235	1,475	8,134	9,609	3,757	1999	(a)
Brandywine Town Center Wilmington, DE	141,825	21,993	87,988	16,329	24,213	102,097	126,310	28,808	2003
Brandywine Market Square Wilmington, DE	24,375	4,308	17,239	970	4,262	18,255	22,517	5,916	2003
Bartow Avenue Bronx, NY	—	1,691	5,803	638	1,691	6,441	8,132	2,310	2005	(c)
Amboy Road Staten Island, NY	—	—	11,909	2,514	—	14,423	14,423	4,306	2005	(a)
613-623 W. Diversey Chicago, IL	—	10,061	2,773	355	10,061	3,128	13,189	793	2006	(a)
Chestnut Hill Philadelphia, PA	—	8,289	5,691	4,242	8,289	9,933	18,222	2,143	2006	(a)
2914 Third Avenue Bronx, NY	—	11,108	8,038	4,397	11,855	11,688	23,543	1,851	2006	(a)

		Initial Cost to Company			Amount at which Carried at December 31, 2014
Description	Encumbrances	Land	Buildings & Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Acquisition (a) Construction (c)
Shopping Centers
West Shore Expressway Staten Island, NY	—	3,380	13,554	(55)	3,380	13,499	16,879	2,969	2007	(a)
West 54th Street Manhattan, NY	—	16,699	18,704	949	16,699	19,653	36,352	3,692	2007	(a)
5-7 East 17th Street Manhattan, NY	—	3,048	7,281	376	3,048	7,657	10,705	1,321	2008	(a)
651-671 W Diversey Chicago, IL	—	8,576	17,256	8	8,576	17,264	25,840	1,546	2011	(a)
15 Mercer Street New York, NY	—	1,887	2,483	7	1,887	2,490	4,377	217	2011	(a)
4401 White Plains Bronx, NY	6,141	1,581	5,054	—	1,581	5,054	6,635	421	2011	(a)
Chicago Street Retail Portfolio Chicago, IL	15,485	18,521	55,627	1,576	18,559	57,165	75,724	3,692	2012	(a)
330 River Street Cambridge, MA	3,974	3,510	2,886	—	3,510	2,886	6,396	237	2012	(a)
Rhode Island Place Shopping Center Washington, D.C.	16,560	7,458	15,968	158	7,458	16,126	23,584	1,141	2012	(a)
1520 Milwaukee Avenue Chicago, IL	—	2,110	1,306	—	2,110	1,306	3,416	155	2012	(a)
340 River Street Cambridge, MA	6,820	4,894	11,349	—	4,894	11,349	16,243	840	2012	(a)
930 Rush Street Chicago, IL	—	4,933	14,587	11	4,933	14,598	19,531	1,003	2012	(a)
28 Jericho Turnpike Westbury, NY	15,747	6,220	24,416	—	6,220	24,416	30,636	1,654	2012	(a)
181 Main Street Westport, CT	—	1,908	12,158	—	1,908	12,158	14,066	644	2012	(a)
83 Spring Street Manhattan, NY	—	1,754	9,200	—	1,754	9,200	10,954	575	2012	(a)
60 Orange Street Bloomfield, NJ	8,236	3,609	10,790	—	3,609	10,790	14,399	669	2012	(a)
179-53 & 1801-03 Connecticut Avenue Washington, D.C.	—	11,690	10,135	318	11,689	10,454	22,143	579	2012	(a)
639 West Diversey Chicago, IL	4,480	4,429	6,102	313	4,429	6,415	10,844	332	2012	(a)
664 North Michigan Chicago, IL	44,369	15,240	65,331	—	15,240	65,331	80,571	3,089	2013	(a)
8-12 E. Walton Chicago, IL	—	5,398	15,601	22	5,398	15,623	21,021	626	2013	(a)
3200-3204 M Street Washington, DC	—	6,899	4,249	—	6,899	4,249	11,148	133	2013	(a)
868 Broadway Manhattan, NY	—	3,519	9,247	5	3,519	9,252	12,771	248	2013	(a)
313-315 Bowery Manhattan, NY	—	—	5,516	—	—	5,516	5,516	223	2013	(a)
120 West Broadway Manhattan, NY	—	—	32,819	20	—	32,839	32,839	497	2013	(a)
11 E. Walton Chicago, IL	—	11,000	33,000	—	11,000	33,000	44,000	756	2014	(a)
61 Main Street Westport, CT	—	1,825	5,505	—	1,825	5,505	7,330	114	2014	(a)
865 W. North Avenue Chicago, IL	—	3,688	11,063	—	3,688	11,063	14,751	230	2014	(a)
152-154 Spring Street Manhattan, NY	—	9,500	28,500	—	9,500	28,500	38,000	475	2014	(a)
2520 Flatbush Avenue Brooklyn, NY	—	4,275	12,825	—	4,275	12,825	17,100	187	2014	(a)
252-256 Greenwich Avenue Greenwich, CT	—	6,113	18,378	—	6,113	18,378	24,491	344	2014	(a)
Bedford Green Bedford Hill, NY	31,363	13,788	35,153	—	13,788	35,153	48,941	450	2014	(a)

		Initial Cost to Company			Amount at which Carried at December 31, 2014
Description	Encumbrances	Land	Buildings & Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Acquisition (a) Construction (c)
Shopping Centers
131-135 Prince Street Manhattan, NY	—	19,274	38,519	—	19,274	38,519	57,793	321	2014	(a)
Shops at Grand Ave Queens, NY	—	14,000	42,000	—	14,000	42,000	56,000	263	2014	(a)
201 Needham Street Newton, MA	—	2,531	7,594	—	2,531	7,594	10,125	16	2014	(a)
Undeveloped Land	—	100	—	—	100	—	100	—
ARLP	50,000	—	—	—	—	—	—	—
Fund I:
Kroger/Safeway Various	—	—	4,215	—	—	4,215	4,215	4,027	2003	(a)
Fund II:
Liberty Ave Ozone Park, NY	8,973	—	12,627	647	—	13,274	13,274	3,060	2004	(a)
CityPoint Brooklyn, NY	—	—	—	7,473	—	7,473	7,473	186	2010	(c)
161st Street Bronx, NY	29,500	16,679	28,410	18,231	16,679	46,641	63,320	9,494	2005	(a)
Fund III:
Cortlandt Towne Center Mohegan Lake, NY	83,936	7,293	61,395	9,213	7,293	70,608	77,901	17,637	2009	(a)
Heritage Shops Chicago, IL	24,500	13,131	15,409	386	13,131	15,795	28,926	2,012	2011	(a)
654 Broadway Manhattan, NY	9,000	9,040	3,654	1,435	9,040	5,089	14,129	352	2011	(a)
New Hyde Park Shopping Center New Hyde Park, NY	11,720	3,016	7,733	4,019	3,016	11,752	14,768	1,050	2011	(a)
640 Broadway Manhattan, NY	22,564	12,503	19,960	6,430	12,503	26,390	38,893	1,814	2012	(a)
Lincoln Park Centre Chicago, IL	28,000	—	—	—	—	—	—	—	2012	(a)
3780-3858 Nostrand Avenue Brooklyn, NY	12,047	6,229	11,216	3,128	6,229	14,344	20,573	594	2013	(a)
Fund IV:
210 Bowery LLC Manhattan, NY	4,600	1,875	5,625	22	1,875	5,647	7,522	281	2012	(a)
Paramus Plaza Paramus, NJ	12,600	11,052	7,037	1,852	11,052	8,889	19,941	272	2013	(a)
1151 Third Ave Manhattan, NY	12,481	8,306	9,685	978	8,306	10,663	18,969	321	2013	(a)
Lake Montclair Center Prince William County, VA	15,284	7,077	12,028	25	7,077	12,053	19,130	381	2013	(a)
938 W. North Avenue Chicago, IL	12,500	2,314	17,067	34	2,314	17,101	19,415	449	2013	(a)
17 E. 71st Street Manhattan, NY	—	7,000	21,000	—	7,000	21,000	28,000	86	2014	(a)
Fund IV	77,100	—	—	—	—	—	—	—
Real Estate Under Development	265,015	30,830	19,253	397,307	54,215	393,175	447,390	—

Total	$1,130,101	$451,700	$1,152,388	$604,507	$478,876	$1,729,719	$2,208,595	$256,015
Notes:
(1) Depreciation on buildings and improvements reflected in the consolidated statements of income is calculated over the estimated useful life of the assets as follows:
Buildings: 30 to 40 years
Improvements: Shorter of lease term or useful life

(2) The aggregate gross cost of property included above for Federal income tax purposes was $1,811.2 million as of December 31, 2014
(3) (a) Reconciliation of Real Estate Properties:
The following table reconciles the activity for real estate properties from January 1, 2012 to December 31, 2014:

	For the years ended December 31,
(dollars in thousands)	2014	2013	2012
Balance at beginning of year	$1,819,053	$1,287,198	$897,370
Other improvements	162,827	112,622	65,480
Property acquisitions	299,793	272,661	324,348
Property dispositions	(73,078)	—	—
Consolidation of previously unconsolidated investments	—	146,572	—
Balance at end of year	$2,208,595	$1,819,053	$1,287,198
(3) (b) Reconciliation of Accumulated Depreciation:
The following table reconciles accumulated depreciation from January 1, 2012 to December 31, 2014:

	For the years ended December 31,
(dollars in thousands)	2014	2013	2012
Balance at beginning of year	$229,538	$169,718	$147,626
Depreciation related to real estate	26,477	31,732	22,092
Consolidation of Previously Unconsolidated Investments	—	28,088	—
Balance at end of year	$256,015	$229,538	$169,718