Form 10-Q
period 2015-03-31
ACADIA REALTY TRUST
filed 2015-05-01
CIK 899629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or
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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒
As of May 1, 2015 there were 68,785,193 common shares of beneficial interest, par value $.001 per share, outstanding.

ACADIA REALTY TRUST AND SUBSIDIARIES

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements.

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(dollars in thousands)	March 31, 2015	December 31, 2014
ASSETS	(unaudited)
Operating real estate
Land	$498,321	$424,661
Buildings and improvements	1,510,444	1,329,080
Construction in progress	10,861	7,464
	2,019,626	1,761,205
Less: accumulated depreciation	270,372	256,015
Net operating real estate	1,749,254	1,505,190
Real estate under development	484,676	447,390
Notes receivable and preferred equity investments, net	98,560	102,286
Investments in and advances to unconsolidated affiliates	184,500	184,352
Cash and cash equivalents	119,555	217,580
Cash in escrow	59,508	20,358
Restricted cash	5,401	30,604
Rents receivable, net	38,380	36,962
Deferred charges, net	32,042	30,679
Acquired lease intangibles, net	45,660	44,618
Prepaid expenses and other assets	53,330	56,508
Assets of properties held for sale	—	56,073
Total assets	$2,870,866	$2,732,600

LIABILITIES
Mortgage and other notes payable	$1,304,739	$1,130,481
Distributions in excess of income from, and investments in, unconsolidated affiliates	12,361	12,564
Accounts payable and accrued expenses	36,454	34,026
Dividends and distributions payable	17,675	39,339
Acquired lease intangibles, net	30,713	29,585
Other liabilities	27,196	25,148
Liabilities of properties held for sale	—	25,500
Total liabilities	1,429,138	1,296,643

EQUITY
Shareholders' Equity
Common shares, $.001 par value, authorized 100,000,000 shares; issued and outstanding 68,731,681 and 68,109,287 shares, respectively	69	68
Additional paid-in capital	1,048,457	1,027,861
Accumulated other comprehensive loss	(6,848)	(4,005)
Retained earnings	31,678	31,617
Total shareholders’ equity	1,073,356	1,055,541
Noncontrolling interests	368,372	380,416
Total equity	1,441,728	1,435,957
Total liabilities and equity	$2,870,866	$2,732,600
See accompanying notes

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended
	March 31,
(dollars in thousands, except per share amounts)	2015	2014
Revenues
Rental income	$38,187	$33,818
Interest income	3,408	3,164
Expense reimbursements	10,066	8,790
Other	820	913
Total revenues	52,481	46,685
Operating Expenses
Property operating	7,731	7,124
Other operating	2,120	687
Real estate taxes	6,292	5,670
General and administrative	7,532	6,896
Depreciation and amortization	13,658	11,587
Total operating expenses	37,333	31,964
Operating income	15,148	14,721
Equity in earnings of unconsolidated affiliates	6,593	3,029
Loss on debt extinguishment	(109)	(203)
Gain on disposition of property	27,143	12,387
Interest and other finance expense	(8,821)	(10,651)
Income from continuing operations before income tax provision	39,954	19,283
Income tax provision	(1,417)	(168)
Net income	38,537	19,115
Net (income) loss attributable to noncontrolling interests	(21,990)	2,480
Net income attributable to Common Shareholders	$16,547	$21,595

Basic and diluted earnings per share	$0.24	$0.38
See accompanying notes

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended
	March 31,
	2015	2014
(dollars in thousands)
Net income	$38,537	$19,115
Other comprehensive (loss) income
Unrealized (loss) on valuation of swap agreements	(4,319)	(2,329)
Reclassification of realized interest on swap agreements	1,053	837
Other comprehensive (loss)	(3,266)	(1,492)
Comprehensive income	35,271	17,623
Comprehensive (income) loss attributable to noncontrolling interests	(21,567)	2,433
Comprehensive income attributable to Common Shareholders	$13,704	$20,056
See accompanying notes

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2015

(unaudited)

	Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
(amounts in thousands, except per share amounts)	Shares	Amount
Balance at December 31, 2014	68,109	$68	$1,027,861	$(4,005)	$31,617	$1,055,541	$380,416	$1,435,957
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	44	—	1,094	—	—	1,094	(1,094)	—
Issuance of Common Shares, net of issuance costs	571	1	19,332	—	—	19,333	—	19,333
Dividends declared ($0.24 per Common Share)	—	—	—	—	(16,486)	(16,486)	(1,186)	(17,672)
Employee and trustee stock compensation, net	8	—	170	—	—	170	1,708	1,878
Noncontrolling interest distributions	—	—	—	—	—	—	(33,089)	(33,089)
Noncontrolling interest contributions	—	—	—	—	—	—	50	50
	68,732	69	1,048,457	(4,005)	15,131	1,059,652	346,805	1,406,457
Comprehensive (loss) income:
Net income	—	—	—	—	16,547	16,547	21,990	38,537
Unrealized loss on valuation of swap agreements	—	—	—	(3,536)	—	(3,536)	(783)	(4,319)
Reclassification of realized interest on swap agreements	—	—	—	693	—	693	360	1,053
Total comprehensive (loss) income	—	—	—	(2,843)	16,547	13,704	21,567	35,271
Balance at March 31, 2015	68,732	$69	$1,048,457	$(6,848)	$31,678	$1,073,356	$368,372	$1,441,728

See accompanying notes

ACADIA REALTY TRUST AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended
	March 31,
(dollars in thousands)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$38,537	$19,115
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	13,658	11,587
Amortization of financing costs	768	688
Gain on disposition of property	(27,143)	(12,387)
Share compensation expense	1,889	2,087
Equity in earnings of unconsolidated affiliates	(6,593)	(3,029)
Distributions of operating income from unconsolidated affiliates	5,889	2,562
Other, net	(1,346)	(648)
Changes in assets and liabilities
Cash in escrow	(6,232)	(141)
Rents receivable, net	(1,354)	(486)
Prepaid expenses and other assets	8,015	(23)
Accounts payable and accrued expenses	2,437	2,507
Other liabilities	(1,908)	345
Net cash provided by operating activities	26,617	22,177

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate	(220,271)	(90,500)
Cash in escrow for property acquisitions	(33,000)	—
Redevelopment and property improvement costs	(40,494)	(37,505)
Deferred leasing costs	(2,805)	(369)
Investments in and advances to unconsolidated affiliates	(3,151)	(21,568)
Return of capital from unconsolidated affiliates	1,946	22,491
Proceeds from notes receivable	—	7,156
Issuance of notes receivable	(550)	—
Proceeds from sale of properties, net	63,224	—
Net cash used in investing activities	(235,101)	(120,295)

ACADIA REALTY TRUST AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (unaudited)

	Three Months Ended
	March 31,
(dollars in thousands)	2015	2014
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage and other notes	(30,390)	(38,972)
Proceeds received from mortgage and other notes	169,720	130,700
Loan proceeds held as restricted cash	25,203	15,058
Deferred financing and other costs	(1,232)	(921)
Capital contributions from noncontrolling interests	50	8,712
Distributions to noncontrolling interests	(34,718)	(33,577)
Dividends paid to Common Shareholders	(36,779)	(12,798)
Proceeds from issuance of Common Shares, net of issuance costs of $440 and $429, respectively	18,605	23,519
Net cash provided by financing activities	110,459	91,721
Decrease in cash and cash equivalents	(98,025)	(6,397)
Cash and cash equivalents, beginning of period	217,580	79,189
Cash and cash equivalents, end of period	$119,555	$72,792

Supplemental disclosure of cash flow information
Cash paid during the period for interest, net of capitalized interest of $3,673 and $2,892, respectively	$13,344	$12,173
Cash paid for income taxes	$902	$281

Supplemental disclosure of non-cash investing activities
Acquisition of real estate through assumption of debt	$9,765	$—
Disposition of real estate through cancellation of debt	$—	$(22,865)

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

All of the Company's assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership (the "Operating Partnership") and entities in which the Operating Partnership owns an interest. As of March 31, 2015, the Trust controlled approximately 95% of the Operating Partnership as the sole general partner. As the general partner, the Trust is entitled to share, in proportion to its percentage interest, in the cash distributions and profits and losses of the Operating Partnership. The limited partners primarily represent entities or individuals that contributed their interests in certain properties or entities to the Operating Partnership in exchange for common or preferred units of limited partnership interest ("Common OP Units" or "Preferred OP Units") and employees who have been awarded restricted OP units ("LTIP Units") as long-term incentive compensation (Note 12). Limited partners holding Common OP Units are generally entitled to exchange their units on a one-for-one basis for common shares of beneficial interest of the Trust ("Common Shares").

As of March 31, 2015, the Company has ownership interests in 89 properties within its core portfolio, which consist of those properties either wholly owned, or partially owned through joint venture interests, by the Operating Partnership, or subsidiaries thereof, not including those properties owned through its opportunity funds (the "Core Portfolio"). The Company also has ownership interests in 56 properties within its four opportunity funds, Acadia Strategic Opportunity Fund, L.P. ("Fund I"), Acadia Strategic Opportunity Fund II, LLC ("Fund II"), Acadia Strategic Opportunity Fund III LLC ("Fund III") and Acadia Strategic Opportunity Fund IV LLC ("Fund IV" and together with Funds I, II and III, the "Funds"). The 145 Core Portfolio and Fund properties consist of commercial properties, which are primarily high-quality urban and/or street retail properties, community shopping centers and mixed-use properties with a retail component. Fund I and Fund II also include investments in operating companies through Acadia Mervyn Investors I, LLC ("Mervyns I"), Acadia Mervyn Investors II, LLC ("Mervyns II") and, in certain instances, directly through Fund II, all on a non-recourse basis. These investments comprise and are referred to as the Company's Retailer Controlled Property Initiative ("RCP Venture").

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

Following is a table summarizing the general terms and the Operating Partnership's equity interests in the Funds and Mervyns I and II:

Entity	Formation Date	Operating Partnership Share of Capital	Committed Capital (2)	Capital Called as of March 31, 2015 (3)	Equity Interest Held By Operating Partnership	Preferred Return	Total Distributions as of March 31, 2015 (3)
Fund I and Mervyns I (1)	9/2001	22.22%	$90.0	$86.6	37.78%	9%	$192.3
Fund II and Mervyns II (2)	6/2004	20.00%	300.0	300.0	20.00%	8%	131.6
Fund III	5/2007	19.90%	475.0	381.6	19.90%	6%	403.1
Fund IV	5/2012	23.12%	540.6	140.2	23.12%	6%	101.9

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

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015. The information furnished in the accompanying consolidated financial statements reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the aforementioned consolidated financial statements for the interim periods. Such adjustments consisted of normal recurring items. These consolidated financial statements should be read in conjunction with the Company's 2014 Annual Report on Form 10-K, as filed with the SEC on February 20, 2015.

Reclassifications

Certain reclassifications have been made to the 2014 financial statements to conform to the 2015 presentation.

Real Estate

The Company reviews its long-lived assets for impairment when there is an event or change in circumstances that indicates that the carrying amount may not be recoverable. The Company measures and records impairment losses and reduces the carrying value of properties when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases where the Company does not expect to recover its carrying costs on properties held for use, the Company reduces its carrying cost to fair value, and for properties held-for-sale, the Company reduces its carrying value to the fair value less costs to dispose. Management does not believe that the carrying values of any of its properties are impaired as of March 31, 2015.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION (continued)

Recent Accounting Pronouncements

During April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-03, "Interest - Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs." ASU 2015-03 modifies the treatment of debt issuance costs from a deferred charge to a deduction of the carrying value of the financial liability. ASU 2015-03 is effective for periods beginning after December 15, 2015, with early adoption permitted and retrospective application. ASU 2015-03 is not expected to have a material impact on the Company's consolidated financial statements.

During February 2015, the FASB issued ASU No. 2015-02, "Consolidation - Amendments to the Consolidation Analysis." ASU 2015-02 (i) modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIE’s"), (ii) eliminates the presumption that a general partner should consolidate a limited partnership and (iii) affects the consolidation analysis of reporting entities that are involved with VIE’s, particularly those with fee arrangements and related party relationships. ASU 2015-02 is effective for periods beginning after December 15, 2015, with early adoption permitted. The Company is in the process of evaluating the impact the adoption of ASU 2015-02 will have on the consolidated financial statements.

During January 2015, the FASB issued ASU No. 2015-01, "Income Statement - Extraordinary and Unusual Items." ASU 2015-01 eliminates the concept of extraordinary items. However, the presentation and disclosure requirements for items that are either unusual in nature or infrequent in occurrence remain and will be expanded to include items that are both unusual in nature and infrequent in occurrence. ASU 2015-01 is effective for periods beginning after December 15, 2015. ASU 2015-01 is not expected to have a material impact on the Company's consolidated financial statements.

2.    EARNINGS PER COMMON SHARE

Basic earnings per Common Share is computed by dividing net income attributable to Common Shareholders by the weighted average Common Shares outstanding. At March 31, 2015, the Company has unvested LTIP Units (Note 12) which provide for non-forfeitable rights to dividend equivalent payments. Accordingly, these unvested LTIP Units are considered participating securities and are included in the computation of basic earnings per Common Share pursuant to the two-class method.

Diluted earnings per Common Share reflects the potential dilution of the conversion of obligations and the assumed exercises of securities including the effects of restricted share unit ("Restricted Share Units") and share option awards issued under the Company's Share Incentive Plans (Note 12). The effect of the assumed conversion of 188 Series A Preferred OP Units into 25,067 Common Shares would be dilutive and therefore are included in the computation of diluted earnings per share for the three months ended March 31, 2015 and 2014.

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

The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the periods indicated:

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

2.    EARNINGS PER COMMON SHARE (continued)

	Three Months Ended
	March 31,
(dollars in thousands, except per share amounts)	2015	2014
Numerator
Income from continuing operations	$16,547	$21,595
Less: net income attributable to participating securities	(240)	(392)
Income from continuing operations, net of income attributable to participating securities	16,307	21,203

Denominator
Weighted average shares for basic earnings per share	68,295	55,953
Effect of dilutive securities:
Employee Restricted Share Units and share options	40	40
Convertible Preferred OP Units	25	25
Denominator for diluted earnings per share	68,360	56,018

Diluted earnings per Common Share from continuing operations attributable to Common Shareholders	$0.24	$0.38

3.	SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS

For the three months ended March 31, 2015, the Company issued 0.6 million Common Shares under its at-the-market ("ATM") equity program, generating gross proceeds of $19.8 million and net proceeds of $19.5 million.

The net proceeds from the Company's ATM equity programs have been, and are anticipated to be, used by the Company primarily to fund Core Portfolio acquisitions, its capital contributions to the Funds and for general corporate purposes.

Noncontrolling interests represent the portion of equity in entities consolidated in the accompanying consolidated financial statements that the Company does not own. Such noncontrolling interests are reported on the Consolidated Balance Sheets within equity, separately from shareholders' equity, and include third party interests in the Company’s Funds and other entities. It also includes interests in the Operating Partnership which represent (i) the limited partners’ 2,975,277 and 2,988,277 Common OP Units at March 31, 2015 and December 31, 2014; (ii) 188 Series A Preferred OP Units at March 31, 2015 and December 31, 2014; and (iii) 937,651 and 675,367 LTIP Units at March 31, 2015 and December 31, 2014, respectively.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

4.    ACQUISITION AND DISPOSITION OF REAL ESTATE AND PROPERTIES HELD FOR SALE

Acquisitions

During 2015, the Company acquired the following properties through its Core Portfolio and Fund IV as follows:

(dollars in thousands)
Property	GLA	Percent Owned	Type	Month of Acquisition	Purchase Price	Location	Assumption of Debt
Core Portfolio:
City Center	205,000	100%	Urban Retail Center	March	$155,000	San Fransisco, CA	$—
163 Highland Avenue	40,500	100%	Suburban Shopping Center	March	24,000	Needham, MA	9,765
Total Core Portfolio	245,500				$179,000		$9,765

Fund IV:
1035 Third Avenue (1)	53,294	100%	Street Retail	January	$51,036	New York, NY	$—
Total Fund IV	53,294				$51,036		$—

Total	298,794				$230,036		$9,765

Note:

(1) GLA includes a portion of office space and a below-grade operator controlled parking garage.

The Company expensed $0.6 million of acquisition costs for the three months ended March 31, 2015, related to the Core Portfolio and $1.6 million of acquisition costs for the three months ended March 31, 2015, related to Fund IV.

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

The following table summarizes the Company's preliminary allocations of the purchase prices of assets acquired and liabilities assumed during 2015 which have yet to be finalized:

(dollars in thousands)	Preliminary Purchase Price Allocations
Land	$57,509
Buildings and improvements	172,527
Above-below market debt assumed (included in Mortgage and other notes payable)	(9,765)
Total consideration	$220,271

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

4.    ACQUISITION AND DISPOSITION OF REAL ESTATE AND PROPERTIES HELD FOR SALE(continued)

Acquisitions (continued)

During 2014, the Company acquired properties and recorded the preliminary allocations of the purchase prices to the assets acquired and liabilities assumed based on provisional measurements of fair value. During 2015, the Company finalized the allocations of the purchase prices and made certain measurement period adjustments. The following table summarizes the preliminary allocations of the purchase prices of these properties as recorded as of December 31, 2014, and the finalized allocations as adjusted as of March 31, 2015:

(dollars in thousands)	Purchase Price Allocations as Originally Reported	Adjustments	Finalized Purchase Price Allocations
Land	$22,625	$10,765	$33,390
Buildings and improvements	67,875	(12,626)	55,249
Acquisition-related intangible assets (in Acquired lease intangibles, net)	—	4,705	4,705
Acquisition-related intangible liabilities (in Acquired lease intangibles, net)	—	(2,844)	(2,844)
Total consideration	$90,500	$—	$90,500

Dispositions

During 2015, the Company disposed of the following property:

(dollars in thousands)
Dispositions	GLA	Sale Price	Gain on Sale	Month Sold	Owner
Lincoln Park Centre	61,761	$64,000	$27,143	January	Fund III

Properties Held For Sale

At March 31, 2015, no assets were held for sale. At December 31, 2014, The Company had two properties classified as held-for-sale. The assets and liabilities relating to those properties are summarized as follows:

(dollars in thousands)	December 31, 2014
Assets of properties held for sale	$56,073
Liabilities of properties held for sale	$25,500

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

Funds

RCP Venture

The Funds, together with two unaffiliated partners formed an investment group, the RCP Venture, for the purpose of making investments in surplus or underutilized properties owned by retailers and, in some instances, the retailers' operating company. The RCP Venture is neither a single entity nor a specific investment and the Company has no control or rights with respect to the formation and operation of these investments. The Company has made these investments through its subsidiaries, Mervyns I, Mervyns II and Fund II, (together the "Acadia Investors"), all on a non-recourse basis. Through March 31, 2015, the Acadia Investors have made investments in Mervyns Department Stores ("Mervyns") and Albertsons including additional investments in locations that are separate from these original investments ("Add-On Investments"). Additionally, they have invested in Shopko, Marsh and Rex Stores Corporation (collectively "Other RCP Investments"). The Company accounts for its investments in Mervyns and Albertsons on the equity method as it has the ability to exercise significant influence, but does not have any rights with respect to financial or operating control. The Company accounts for its investments in its Add-On Investments and Other RCP Investments on the cost method as it does not have any influence over such entities' operating and financial policies nor any rights with respect to the control and operation of these entities. During the three months ended March 31, 2015, the Company received distributions from its RCP Venture of $4.5 million, of which the Operating Partnership's aggregate share was $0.9 million.

The following table summarizes activity related to the RCP Venture investments from inception through March 31, 2015:

(dollars in thousands)		Investment Group Share		Operating Partnership Share
Investment	Year Acquired	Invested Capital and Advances	Distributions	Invested Capital and Advances	Distributions
Mervyns	2004	$26,058	$48,547	$4,901	$11,801
Mervyns Add-On investments	2005/2008	7,547	9,272	1,252	2,017
Albertsons	2006	20,717	81,594	4,239	16,318
Albertsons Add-On investments	2006/2007	2,416	4,864	388	972
Shopko	2006	1,110	2,460	222	492
Marsh and Add-On investments	2006/2008	2,667	2,639	533	528
Rex Stores	2007	2,701	4,727	535	946
		$63,216	$154,103	$12,070	$33,074

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

Summary of Investments in Unconsolidated Affiliates

The following Combined and Condensed Balance Sheets and Statements of Income summarize the financial information of the Company’s investments in unconsolidated affiliates:

(dollars in thousands)	March 31, 2015	December 31, 2014
Combined and Condensed Balance Sheets
Assets
Rental property, net	$388,590	$387,739
Real estate under development	66,942	60,476
Investment in unconsolidated affiliates	7,548	11,154
Other assets	63,288	62,862
Total assets	$526,368	$522,231
Liabilities and partners’ equity
Mortgage notes payable	$317,103	$315,897
Other liabilities	71,551	66,116
Partners’ equity	137,714	140,218
Total liabilities and partners’ equity	$526,368	$522,231
Company’s investment in and advances to unconsolidated affiliates	$184,500	$184,352
Company's share of distributions in excess of income from, and investments in, unconsolidated affiliates	$(12,361)	$(12,564)

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

5.    INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES (continued)

	Three Months Ended
	March 31,
(dollars in thousands)	2015	2014
Combined and Condensed Statements of Income
Total revenues	$11,930	$12,105
Operating and other expenses	(3,857)	(3,815)
Interest and other finance expense	(2,638)	(2,524)
Equity in earnings (losses) of unconsolidated affiliates	66,655	(328)
Depreciation and amortization	(2,307)	(2,706)
Loss on debt extinguishment	—	(187)
Net income	$69,783	$2,545

Company’s share of net income	$6,691	$3,127
Amortization of excess investment	(98)	(98)
Company’s equity in earnings of unconsolidated affiliates	$6,593	$3,029

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

6.    STRUCTURED FINANCINGS, NET

As of March 31, 2015, the Company’s structured financing portfolio, net consisted of notes receivable and preferred equity investments, aggregating $98.6 million. These investments were collateralized either by underlying properties, the borrowers' ownership interests in the entities that own properties and/or by the borrowers' personal guarantee subject, as applicable, to senior liens, as follows:

(dollars in thousands)
Description	Effective interest rate (1)	First Priority liens	Net Carrying Amounts of Notes Receivable as of March 31, 2015	Net Carrying Amounts of Notes Receivable as of December 31, 2014	Maturity date	Extension Options
First Mortgage Loan	7.7%		$12,000	$12,000	Demand
Mezzanine Loan	12.7%	18,900	8,000	8,000	10/3/2015
First Mortgage Loan	8.8%		7,500	7,500	10/31/2015	1 x 12 Months
Zero Coupon Loan (2)	24.0%	166,200	5,149	4,986	1/3/2016
First Mortgage Loan	5.5%		4,000	4,000	4/1/2016	1 x 6 Months
Preferred Equity	13.5%		4,000	4,000	5/9/2016
Other	18.0%		3,457	3,307	7/1/2017
Preferred Equity	8.1%	20,855	13,000	13,000	9/1/2017
Other	15.0%		30,879	30,879	11/9/2020
Other	LIBOR + 2.5%		—	4,000	12/30/2020
Mezzanine Loan (3)	10.0%	87,477	7,983	7,983	Demand
Individually less than 3% (4)	3.9% to 11.6%		2,592	2,631	12/31/2015 to 5/1/2024
Total			$98,560	$102,286
Notes:

(1) Includes origination and exit fees
(2) The principal balance for this accrual-only loan is increased by the interest accrued
(3) Comprised of three cross-collateralized loans from one borrower, which are non-performing
(4) Consists of two loans as of March 31, 2015

During February 2015, the Company made an additional investment of $0.4 million to an already existing loan collateralized by a property.

The Company monitors the credit quality of its notes receivable on an ongoing basis and considers indicators of credit quality such as loan payment activity, the estimated fair value of the underlying collateral, the seniority of the Company's loan in relation to other debt secured by the collateral and the prospects of the borrower. As of March 31, 2015, the Company held three non-performing notes.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

7.	DERIVATIVE FINANCIAL INSTRUMENTS

As of March 31, 2015, the Company's derivative financial instruments consisted of 16 interest rate swaps with an aggregate notional value of $272.6 million, which effectively fix the London Inter-Bank Offer Rate ("LIBOR") at rates ranging from 0.7% to 3.8% and mature between May 2015 and March 2025. The Company also has four derivative financial instruments with an aggregate notional value of $139.3 million which cap LIBOR at rates ranging from 3.0% to 4.3% and mature between July 2015 and April 2018. The fair value of these derivative instruments that represent liabilities are included in other liabilities in the Consolidated Balance Sheets and totaled $7.5 million and $4.6 million at March 31, 2015 and December 31, 2014, respectively. The fair value of these derivative instruments representing assets are included in prepaid expenses and other assets in the Consolidated Balance Sheets and totaled $0.2 million at December 31, 2014. The notional value does not represent exposure to credit, interest rate, or market risks.

These derivative instruments have been designated as cash flow hedges and hedge the future cash outflows of variable-rate interest payments on mortgage and other debt. Such instruments are reported at their fair values as stated above. As of March 31, 2015 and December 31, 2014, unrealized losses totaling $(6.8) million and $(4.0) million, respectively, were reflected in accumulated other comprehensive loss on the Consolidated Balance Sheets.

As of March 31, 2015 and December 31, 2014, no derivatives were designated as fair value hedges, hedges of net investments in foreign operations or considered to be ineffective. Additionally, the Company does not use derivatives for trading or speculative purposes.

8.	MORTGAGE AND OTHER NOTES PAYABLE

The Company completed the following transactions related to mortgage and other notes payable and credit facilities during the three months ended March 31, 2015:

Secured Debt:

(dollars in thousands)			Borrowings			Repayments
Property	Date	Description	Amount	Interest Rate	Maturity Date	Amount	Interest Rate
1035 Third Ave	January	New Borrowing	$42,000	2.52% (LIBOR+2.35%)	1/27/2021	$—
Lincoln Park Centre	January	Repayment	—		12/3/2016	28,000	1.62% (LIBOR+1.45%)
163 Highland Avenue	March	Assumption	9,765	4.66%	2/1/2024	—
Total			$51,765			$28,000

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

8.	MORTGAGE AND OTHER NOTES PAYABLE (continued)

Unsecured Debt:

During the three months ended March 31, 2015, the Company redeemed the remaining $0.4 million of its outstanding convertible notes at par value.

During the three months ended March 31, 2015, the Company borrowed $50.0 million on its unsecured credit facility. The outstanding balance under this facility is $50.0 million as of March 31, 2015.

During the three months ended March 31, 2015, the Company borrowed $46.6 million on its Fund IV subscription line. The outstanding balance under this facility is $123.7 million as of March 31, 2015.

During March 2015, Fund IV closed on a $50.0 million unsecured credit facility. At closing, Fund IV drew down $31.0 million. The facility bears interest at LIBOR plus 275 basis points and matures February 9, 2017 with one 6-month extension option. Along with a guarantee with respect to customary non-recourse carve outs, the Operating Partnership, as the managing member of Fund IV, has provided a guarantee of principal, interest and fees upon a default as a result of Fund IV’s breach of certain specified financial covenants.

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

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2015:

(dollars in thousands)	Level 1	Level 2	Level 3
Assets
Derivative financial instruments (Note 7)	$—	$—	$—
Liabilities
Derivative financial instruments (Note 7)	$—	$7,504	$—

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

The Company has determined the estimated fair values of the following financial instruments within Level 2 of the hierarchy by discounting future cash flows utilizing a discount rate equivalent to the rate at which similar financial instruments would be originated at the reporting date:

(dollars in thousands)	March 31, 2015		December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Notes receivable and preferred equity investments, net	$98,560	$98,560	$102,286	$102,286
Mortgage and other notes payable	$1,304,739	$1,318,299	$1,130,481	$1,141,371

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

10.    RELATED PARTY TRANSACTIONS

The Company earned property management fees, construction, legal and leasing fees from its investments in unconsolidated affiliates totaling $0.1 million for the three months ended March 31, 2015.

11.    SEGMENT REPORTING

The Company has three reportable segments: Core Portfolio, Funds and Structured Financing. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates property performance primarily based on net operating income before depreciation, amortization and certain nonrecurring items. Investments in the Core Portfolio are typically held long-term. Given the contemplated finite life of the Funds, these investments are typically held for shorter terms. Fees earned by the Company as the general partner/managing member of the Funds are eliminated in the Company's consolidated financial statements. Structured Financing represents the Company's investments in notes receivable and preferred equity. The following tables set forth certain segment information for the Company, as of and for the three months ended March 31, 2015 and 2014, and does not include unconsolidated affiliates:

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

11.    SEGMENT REPORTING (continued)

Three Months Ended March 31, 2015

(dollars in thousands)	Core Portfolio	Funds	Structured Financing	Total
Revenues	$35,593	$13,480	$3,408	$52,481
Property operating expenses, other operating and real estate taxes	(9,691)	(6,452)	—	(16,143)
General and administrative expenses	(6,811)	(721)	—	(7,532)
Depreciation and amortization	(9,907)	(3,751)	—	(13,658)
Operating income	9,184	2,556	3,408	15,148
Equity in earnings of unconsolidated affiliates	434	6,159	—	6,593
Loss on debt extinguishment	—	(109)	—	(109)
Gain on disposition of property	—	27,143	—	27,143
Interest and other finance expense	(6,468)	(2,353)	—	(8,821)
Income tax provision	(480)	(937)	—	(1,417)
Net income	2,670	32,459	3,408	38,537
Noncontrolling interests
Net income attributable to noncontrolling interests	(179)	(21,811)	—	(21,990)
Net income attributable to Common Shareholders	$2,491	$10,648	$3,408	$16,547

Real Estate at Cost	$1,550,695	$953,607	$—	$2,504,302
Total Assets	$1,666,987	$1,105,319	$98,560	$2,870,866
Acquisition of Real Estate	$169,235	$51,036	$—	$220,271
Investment in Redevelopment and Improvements	$6,353	$34,141	$—	$40,494

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

11.    SEGMENT REPORTING (continued)

Three Months Ended March 31, 2014

(dollars in thousands)	Core Portfolio	Funds	Structured Financing	Total
Revenues	$30,149	$12,642	$3,894	$46,685
Property operating expenses, other operating and real estate taxes	(7,906)	(5,575)	—	(13,481)
General and administrative expenses	(6,413)	(483)	—	(6,896)
Depreciation and amortization	(8,333)	(3,254)	—	(11,587)
Operating income	7,497	3,330	3,894	14,721
Equity in earnings of unconsolidated affiliates	95	2,934	—	3,029
Gain on disposition of property	12,387	—	—	12,387
Loss on debt extinguishment	—	(203)	—	(203)
Interest and other finance expense	(7,200)	(3,451)	—	(10,651)
Income tax provision	(104)	(64)	—	(168)
Net Income	12,675	2,546	3,894	19,115
Noncontrolling interests
Net (income) loss attributable to noncontrolling interests	(419)	2,899	—	2,480
Net income attributable to Common Shareholders	$12,256	$5,445	$3,894	$21,595

Real Estate at Cost	$1,128,790	$794,120	$—	$1,922,910
Total Assets	$1,101,385	$1,124,838	$119,639	$2,345,862
Acquisition of Real Estate	$90,500	$—	$—	$90,500
Investment in Redevelopment and Improvements	$1,428	$36,077	$—	$37,505

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

12.    LONG-TERM INCENTIVE COMPENSATION

During the quarter ended March 31, 2015, the Company issued 247,863 LTIP Units and 8,357 Restricted Share Units to employees of the Company pursuant to its Amended and Restated 2006 Share Incentive Plan (the "Share Incentive Plan"). Vesting of some of these units is subject to the Company achieving certain performance measures. With respect to the executive officers, these units vest over a 5-year period, with 60% of the units earned at the end of the third year and the remaining 40% vesting ratably over the following two years. With the exception of those units, vesting of all other awards will occur ratably over the vesting period.

	Units Issued
	LTIPs	Restricted Shares	Vesting Period	% Performance Based
Executive Officers	236,924	—	5 Years	17%
Other Officers	7,879	1,308	3 Years	24%
Other Employees	3,060	7,049	3 Years	—

Total	247,863	8,357

These awards were measured at their fair value on the grant date. Fair value was established as the market price of the Company's Common Shares as of the close of trading on the day preceding the grant date. The total value of the above Restricted Share Units and LTIP Units as of their respective grant dates was $8.8 million, which will be recognized as compensation expense over the vesting period. Compensation expense of $0.5 million has been recognized in the accompanying consolidated statements of income related to these awards for the three months ended March 31, 2015.

Total long-term incentive compensation expense, including the expense related to the above-mentioned plans, was $1.8 million and $1.4 million for the three months ended March 31, 2015 and 2014, respectively.

In addition, members of the Board of Trustees have been issued units under the Share Incentive Plan. Total trustee fee expense related to these issuances was $0.2 million and $0.1 million for the three months ended March 31, 2015 and 2014, respectively.

In 2009, the Company adopted the Long Term Investment Alignment Program (the "Program") pursuant to which the Company may award units primarily to senior executives which would entitle them to receive up to 25% of any future Fund III Promote or Fund IV Promote when and if such Promotes are ultimately realized. The Company has awarded all of the units under the Program related to the Fund III Promote and 20% of the units related to the Fund IV Promote. These units were determined to have no value at issuance or as of March 31, 2015. In accordance with ASC Topic 718, "Compensation - Stock Compensation," compensation relating to these awards will be recorded based on the change in the estimated fair value at each reporting period.

13.    SUBSEQUENT EVENTS

During April 2015, Fund III completed the disposition of its White City property located in Shrewsbury, Massachusetts for a sales price of $96.8 million.

During April 2015, Fund IV completed the acquisition of 801 Madison Avenue located in Manhattan, New York for a purchase price of $33.0 million.

During April 2015, the Company acquired the remaining 77.78% interest in the Route 202 Shopping Center (Note 5) for $5.6 million. In connection with this transaction, the Company was repaid $5.6 million on an outstanding note receivable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is based on our consolidated financial statements as of March 31, 2015 and 2014 and for each of the three months then ended. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto ("Notes to Consolidated Financial Statements").

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results performance or achievements expressed or implied by such forward-looking statements. Such factors are set forth under the heading "Item 1A. Risk Factors" in our Form 10-K for the year ended December 31, 2014 (our "2014 Form 10-K") and include, among others, the following: general economic and business conditions, which will, among other things, affect demand for rental space, the availability and creditworthiness of prospective tenants, lease rents and the availability of financing; adverse changes in our real estate markets, including, among other things, competition with other companies; risks of real estate development, acquisition and investment; risks related to our use of leverage; demands placed on our resources due to the growth of our business; risks related to operating through a partnership structure; our limited control over joint venture investments; the risk of loss of key members of management; uninsured losses; REIT distribution requirements and ownership limitations; concentration of ownership by certain institutional investors; governmental actions and initiatives; and environmental/safety requirements. Except as required by law, we do not undertake any obligation to update or revise any forward-looking statements contained in this Form 10-Q.

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

•
Generate additional growth through our Funds in which we co-invest with high-quality institutional investors. Our Fund strategy focuses on opportunistic yet disciplined acquisition with high inherent opportunity for the creation of additional value, execution on this opportunity and the realization of value through the sale of these assets. In connection with this strategy, we focus on:

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

•
Some of these investments have also included, and may in the future include, joint ventures with private equity investors for the purpose of making investments in operating retailers with significant embedded value in their real estate assets.

•	Maintain a strong and flexible balance sheet through conservative financial practices while ensuring access to sufficient capital to fund future growth.

As of March 31, 2015, we operated 145 properties, which we own or have an ownership interest in, within our Core Portfolio and Funds. These properties primarily consist of high-quality retail properties located in key street and urban retail corridors as well as suburban locations within high-barrier-to-entry, densely-populated metropolitan areas in the United States.

•	Core Portfolio

◦
Our Core Portfolio consists of those properties we either entirely own, or partially own in joint ventures, through the Operating Partnership, or subsidiaries thereof, not including those properties owned through our Funds. There are 89 properties in our Core Portfolio totaling 4.7 million square feet. As of March 31, 2015, the Core Portfolio physical occupancy was 96.2% and leased occupancy, which includes executed leases for which rent has not yet commenced, was 97.1%.

•	Funds

◦	Fund I has three properties totaling 0.1 million square feet.

◦	Fund II has five properties, three of which (representing 0.3 million square feet) are operating, one of which is under construction, and one of which is in the design phase.

◦	Fund III has 12 properties, nine of which (representing 1.6 million square feet) are operating and three of which are in various stages of redevelopment.

◦	Fund IV has 36 properties, 10 of which (representing 0.9 million square feet) are operating and 26 of which are in the design phase.

CRITICAL ACCOUNTING POLICIES

Management's discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no material changes to the items that we disclosed as our critical accounting policies under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in our 2014 Form 10-K.

RESULTS OF OPERATIONS
A discussion of the significant variances and primary factors contributing thereto within our results of operations are addressed below. Where there were no significant variances from period to period, the information in the following tables is presented without further discussion:

Comparison of the three months ended March 31, 2015 ("2015") to the three months ended March 31, 2014 ("2014")

(dollars in millions)	2015			2014
Revenues	Core Portfolio	Funds	Structured Financing	Core Portfolio	Funds	Structured Financing
Rental income	$28.5	$9.7	$—	$24.3	$9.5	$—
Interest income	—	—	3.4	—	—	3.2
Expense reimbursements	6.7	3.4	—	5.8	3.0	—
Other	0.4	0.4	—	—	0.1	0.7
Total revenues	$35.6	$13.5	$3.4	$30.1	$12.6	$3.9

Rental income in the Core Portfolio increased $4.2 million primarily as a result of additional rents from property acquisitions in 2014 and 2015 ("Core Acquisitions").

Expense reimbursements in the Core Portfolio increased $0.9 million primarily as a result of the Core Acquisitions and increased reimbursement from higher winter related costs during 2015.

(dollars in millions)	2015			2014
Operating Expenses	Core Portfolio	Funds	Structured Financing	Core Portfolio	Funds	Structured Financing
Property operating	$5.1	$2.6	$—	$4.0	$3.1	$—
Other operating	0.5	1.6	—	0.5	0.2	—
Real estate taxes	4.1	2.2	—	3.4	2.3	—
General and administrative	6.8	0.7	—	6.4	0.5	—
Depreciation and amortization	9.9	3.8	—	8.3	3.3	—
Total operating expenses	$26.4	$10.9	$—	$22.6	$9.4	$—

Property operating in the Core Portfolio increased $1.1 million primarily as a result of $0.5 million related to the Core Acquisitions and $0.4 million related to increased winter related costs during 2015.

Other operating in the Funds increased $1.4 million primarily as a result of additional acquisition costs.

Depreciation and amortization in the Core Portfolio increased $1.6 million primarily as a result of the Core Acquisitions.

(dollars in millions)	2015			2014
Other	Core Portfolio	Funds	Structured Financing	Core Portfolio	Funds	Structured Financing
Equity in earnings of unconsolidated affiliates	$0.4	$6.2	$—	$0.1	$2.9	$—
Loss on debt extinguishment	—	(0.1)	—	—	(0.2)
Gain on disposition of property	—	27.1	—	12.4	—	—
Interest and other finance expense	(6.5)	(2.4)	—	(7.2)	(3.5)	—
Income tax provision	(0.5)	(0.9)	—	(0.1)	(0.1)	—
Net (income) loss attributable to noncontrolling interests -
- Continuing operations	(0.2)	(21.8)	—	(0.4)	2.9	—

Equity in earnings of unconsolidated affiliates in the Funds increased $3.3 million primarily as a result of distributions in excess of basis from our RCP Venture during 2015.

Gain on disposition of property in the Funds during 2015 represents the sale of Lincoln Park Centre. The 2014 activity in the Core Portfolio relates to the gain on the disposal of Walnut Hill Plaza through foreclosure.

Interest and other finance expense decreased in the Funds by $1.1 million primarily as a result of (i) a $1.5 million decrease related to lower average interest rates during 2015 and (ii) a $0.6 million increase in capitalized interest related to our City Point redevelopment project during 2015. These decreases were partially offset by a $0.9 million increase related to higher average outstanding borrowings during 2015.

Income tax provision in the Funds in 2015 related to corporate federal income taxes incurred by a Fund IV investor.

Net (income) loss attributable to noncontrolling interests in the Funds represents the noncontrolling interests share of all the Funds variances discussed above.

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
	2015	2014
Consolidated Operating Income	$15.1	$14.7
Add back:
General and administrative	7.5	6.9
Depreciation and amortization	13.7	11.6
Less:
Interest income	(3.4)	(3.2)
Straight-line rent and other adjustments	(0.5)	(1.7)
Consolidated NOI	32.4	28.3
Noncontrolling interest in consolidated NOI	(9.4)	(8.6)
Less: Operating Partnership's interest in Fund NOI included above	(1.6)	(1.4)
Add: Operating Partnership's share of unconsolidated joint ventures NOI [1]	2.5	0.9
Core Portfolio NOI	$23.9	$19.2

Note:

(1) Does not include the Operating Partnership's share of NOI from unconsolidated joint ventures within the Funds

Same-property NOI includes properties in our Core Portfolio that we owned for both the current and prior periods presented, but excludes those properties which we acquired, sold or expected to sell, and redeveloped during these periods. We define a redevelopment property as an asset that is being repositioned in its market or undergoing significant renovation. Redevelopment activities involve taking a substantial portion of leasable space temporarily out of service and typically include structural work, demising of existing space and/or facade renovation. The following table summarizes same-property NOI for our Core Portfolio for the three months ended March 31, 2015 and 2014:

(dollars in millions)
Reconciliation of Core Portfolio NOI to Same-Property NOI
	Three Months Ended
	March 31,
	2015	2014
Core Portfolio NOI	$23.9	$19.2
Less properties excluded from Same-Property NOI	(5.7)	(1.5)
Same-Property NOI	$18.2	$17.7

Percent change from 2014	3.1%

Components of Same-Property NOI
Same-Property Revenues	$24.8	$23.9
Same-Property Operating Expenses	(6.6)	(6.2)
Same-Property NOI	$18.2	$17.7

The increase in Same-Property NOI in the Core Portfolio for the three months ended March 31, 2015 were primarily attributable to contractual rent increases.

The following table summarizes rent spreads on both a cash basis and straight-line basis for new and renewal leases based on leases executed within our Core Portfolio during the three months ended March 31, 2015. Cash basis represents a comparison of rent most recently paid on the previous lease as compared to the initial rent paid on the new lease. Straight-line basis represents a comparison of rents as adjusted for contractual escalations, abated rent and lease incentives for the same comparable leases.

Rent Spreads on New and Renewal Leases - Core Portfolio
	Three Months Ended
	March 31, 2015
Core Portfolio New and Renewal Leases	Cash Basis	Straight-Line Basis (GAAP)
Number of new and renewal leases executed	9	9
Gross leasable area	61,962	61,962
New average base rent	$20.55	$21.48
Expiring average base rent	$16.67	$16.26
Percent growth in average base rent	23.3%	32.1%
Average cost per square foot (1)	$20.40	$20.40
Weighted average lease term (years)	8.8	8.8
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

The reconciliation of net income to FFO for the three months ended March 31, 2015 and 2014 is as follows:

	Three Months Ended
	March 31,
(amounts in millions, except per share amounts)	2015	2014
Funds From Operations
Net income attributable to Common Shareholders	$16.5	$21.6
Depreciation of real estate and amortization of leasing costs (net of noncontrolling interests’ share)	10.9	8.8
Gain on sale (net of noncontrolling interests’ share)	(5.4)	(12.4)
Income attributable to noncontrolling interests’ in Operating Partnership	1.0	0.9
Funds from operations	$23.0	$18.9
Funds From Operations per Share - Diluted
Weighted average number of Common Shares and OP Units	72.6	58.4
Diluted funds from operations, per share	$0.32	$0.32

USES OF LIQUIDITY

Our principal uses of liquidity are (i) distributions to our shareholders and OP unit holders, (ii) investments which include the property acquisitions and redevelopment/re-tenanting activities within our Core Portfolio and the funding of our capital committed to the Funds, (iii) distributions to our Fund investors and (iv) debt service and loan repayments.

Distributions

In order to qualify as a REIT for Federal income tax purposes, we must currently distribute at least 90% of our taxable income to our shareholders. For the three months ended March 31, 2015, we paid dividends and distributions on our Common Shares, Common OP Units and LTIP Unit holders totaling $39.3 million, which were funded from the Operating Partnership's share of operating cash flow.

Distributions of $27.7 million were made to noncontrolling interests in Fund III during the three months ended March 31, 2015. This distribution resulted from proceeds following the disposition of the Lincoln Park Centre (Note 2).

Distributions of $4.6 million were made to noncontrolling interests in Fund IV during the three months ended March 31, 2015. Of this, $0.2 million was made from operating cash flows and $4.4 million resulted from financing proceeds.

Investments

Core Portfolio

For the three months ended March 31, 2015, we acquired two properties for an aggregate purchase price of $179.0 million. See Note 4 to the Notes to Consolidated Financial Statements for a discussion of these investments.

Structured Financings

As of March 31, 2015, our structured financing portfolio, net of allowances aggregated $98.6 million with related accrued interest of $7.1 million. The notes were collateralized by the underlying properties, the borrower's ownership interest in the entities that own the properties and/or by the borrower's personal guarantee. Effective interest rates on our notes receivable ranged from 3.9% to 24.0% with maturities from April 2015 through May 2024.

Investments made in our structured financing portfolio during 2015 are discussed in Note 6 in the Notes to the Consolidated Financial Statements.

Funds

For the three months ended March 31, 2015, Fund IV acquired one property for a purchase price of $51.0 million, of which the Operating Partnership's share was $11.8 million. See Note 4 to the Notes to Consolidated Financial Statements for a discussion of this investment.

Subsequent to March 31, 2015, Fund IV acquired one property for a purchase price of $33.0 million, of which the Operating Partnership's share was $7.6 million.

As part of our Fund investment strategy, we acquire real estate assets that require significant redevelopment. As of March 31, 2015, we had eight redevelopment projects, one of which is under construction and seven of which are in various stages of development as follows:

(dollars in millions)
Property	Owner	Costs to date	Anticipated additional costs (1)	Status	Anticipated square feet upon completion	Anticipated completion dates
City Point (2)	Fund II	$363.2	($43.2) - ($13.2)	Construction commenced	675,000	2016
Sherman Plaza	Fund II	36.1	To be determined	Pre-construction	To be determined	To be determined
Cortlandt Crossing	Fund III	13.1	33.9 - 42.9	Pre-construction	150,000 - 170,000	2017
3104 M Street NW	Fund III	4.1	3.9 - 4.9	Construction commenced	10,000	2016
Broad Hollow Commons	Fund III	14.1	35.9 - 45.9	Pre-construction	180,000 - 200,000	2016
210 Bowery	Fund IV	9.6	8.9 - 12.9	Construction commenced	16,000	2016
Broughton Street Portfolio	Fund IV	45.6	16.4 - 22.4	Construction commenced	200,000	2016
27 E. 61st St	Fund IV	20.5	2.3 - 6.3	Pre-construction	9,500	2016
Total		$506.3	$58.1 - $122.1

Notes:

(1) Anticipated additional costs are estimated ranges for completing the projects and include costs for tenant improvements and leasing commissions. The Operating Partnership's share of these costs are estimated to range from $11.6 million to $24.4 million.

(2) Net of anticipated reimbursements from retail tenants and proceeds from residential tower sales.

Debt Service and Loan Repayments

For the three months ended March 31, 2015 the Company repaid two loans with an aggregate principal balance of $28.4 million. See Note 8 to the Notes to Consolidated Financial Statements for a discussion of these repayments. In addition, the Company made scheduled amortization payments totaling $2.0 million during the three months ended March 31, 2015.

Share Repurchase

We have an existing share repurchase program that authorizes management, at its discretion, to repurchase up to $20.0 million of our outstanding Common Shares. The program may be discontinued or extended at any time and there is no assurance that we will purchase the full amount authorized. Under this program we have repurchased 2.1 million Common Shares, none of which were repurchased after December 2001. As of March 31, 2015, management has remaining authority to repurchase up to approximately $7.5 million of our outstanding Common Shares under this program.

SOURCES OF LIQUIDITY

Our principal sources of liquidity include (i) the issuance of both Common Shares and OP Units, (ii) the issuance of both secured and unsecured debt, (iii) unfunded capital commitments from noncontrolling interests within our Funds III and IV of $74.8 million and $307.8 million, respectively, (iv) future sales of existing properties and (v) cash on hand of $119.6 million as of March 31, 2015 and future cash flows from operating activities.

Issuance of Equity

During May 2014, we filed a universal, unlimited shelf registration on Form S-3. The registration is active through May 2017 and allows the Company to issue Common Shares, Preferred Shares, debt securities, and other securities with no restrictions on the amount.

During 2015, we have issued 0.6 million Common Shares under our at-the-market ("ATM") equity program for net proceeds of $19.5 million. See Note 3 in the Notes to Consolidated Financial Statements for additional information related to our ATM equity program.

Fund Capital

As of March 31, 2015 unfunded capital commitments from noncontrolling interests in our Funds totaled $382.6 million. See Note 1 in the Notes to Consolidated Financial Statements for additional information related to our Fund capital activity.

Asset Sales

In January 2015, we completed the sale of Fund III's Lincoln Park Centre for $64.0 million. After the repayment of $28.0 million of debt, the Operating Partnership's share of net proceeds was $7.2 million. See Note 4 in the Notes to the Consolidated Financial Statements for additional information related to our asset dispositions.

During April 2015, we completed the sale of Fund III's White City property for $96.8 million. After the repayment of $56.4 million of debt, the Operating Partnership's share of net proceeds was $25.6 million.

Structured Financing Repayments

See Note 6 in the Notes to Consolidated Financial Statements, for an overview of our notes receivable and preferred equity investments, and for payments received during the three months ended March 31, 2015.

Debt Financings

During the three months ended March 31, 2015, we received loan proceeds of $169.7 million, and made repayments of $28.4 million. See Note 8 in the Notes to Consolidated Financial Statements for additional information on the transactions related to mortgage loans, bond financing and credit facilities completed during the three months ended March 31, 2015.

As of March 31, 2015, mortgages and other notes payable aggregated $1,302.1 million, excluding the unamortized premium of $2.6 million, and the mortgages were collateralized by 43 properties and related tenant leases. Interest rates on our outstanding mortgage indebtedness and other notes payable ranged from 1.00% to 6.65% with maturities that ranged from April 2015 to March 2024. Taking into consideration $272.6 million of notional principal under variable to fixed-rate swap agreements currently in effect, $884.2 million of the mortgages and other notes payable, or 67.9%, was fixed at a 4.84% weighted average interest rate and $417.9 million, or 32.1% was floating at a 2.09% weighted average interest rate as of March 31, 2015. There is $310.7 million of debt maturing in 2015 at a weighted average interest rate of 2.36%. In addition, there is $5.8 million of scheduled principal amortization due in 2015. As it relates to the maturing debt in 2015, we may not have sufficient cash on hand to repay such indebtedness, and, therefore, we expect to refinance at least a portion of this indebtedness or select other alternatives based on market conditions as these loans mature.

The following table sets forth certain information pertaining to our secured and unsecured credit facilities:

(dollars in millions) Borrower	Total amount of credit facility	Amount borrowed as of December 31, 2014	Net borrowings (repayments) during the three months ended March 31, 2015	Amount borrowed as of March 31, 2015	Letters of credit outstanding as of March 31, 2015	Amount available under credit facilities as of March 31,2015
Term Loan	$50.0	$50.0	$—	$50.0	$—	$—
Unsecured Line (1)	150.0	—	50.0	50.0	12.5	87.5
Fund IV revolving subscription line (2)	150.0	77.1	46.6	123.7	—	26.3
Fund IV unsecured line	50.0	—	31.0	31.0	—	19.0
Total	$400.0	$127.1	$127.6	$254.7	$12.5	$132.8

Notes:

(1) This is an unsecured revolving credit facility.
(2) The Fund IV revolving subscription line of credit is secured by unfunded investor capital commitments.

The following table summarizes our mortgage and other indebtedness as of March 31, 2015 and December 31, 2014:

(dollars in millions)
Description of Debt and Collateral	3/31/15	12/31/14	Interest Rate at 3/31/15	Maturity	Payment Terms
Variable-rate debt
Liberty Avenue	$8.9	$9.0	2.92% (LIBOR+2.75%)	4/30/2015	Monthly principal and interest
210 Bowery	4.6	4.6	2.12% (LIBOR+1.95%)	6/1/2015	Interest only monthly
640 Broadway	22.4	22.6	3.12% (LIBOR+2.95%)	7/1/2015	Monthly principal and interest
City Point	20.7	20.7	4.17% (LIBOR+4.00%)	8/12/2015	Interest only monthly
City Point	20.0	20.0	1.87% (LIBOR+1.70%)	8/23/2015	Interest only monthly
Cortlandt Towne Center	83.7	83.9	1.82% (LIBOR+1.65%)	10/26/2015	Monthly principal and interest
Nostrand Avenue	11.9	12.0	2.82% (LIBOR+2.65%)	2/1/2016	Monthly principal and interest
Heritage Shops	24.5	24.5	1.72% (LIBOR+1.55%)	2/28/2016	Interest only monthly
Lincoln Park Centre	—	28.0	1.62% (LIBOR+1.45%)	12/3/2016	Interest only monthly
654 Broadway	9.0	9.0	2.05% (LIBOR+1.88%)	3/1/2017	Interest only monthly
New Hyde Park Shopping Center	11.6	11.7	2.02% (LIBOR+1.85%)	5/1/2017	Interest only monthly
938 W. North Avenue	12.5	12.5	2.52% (LIBOR+2.35%)	5/1/2017	Interest only monthly
1151 Third Avenue	12.5	12.5	1.92% (LIBOR+1.75%)	6/3/2017	Interest only monthly
161st Street	29.5	29.5	2.67% (LIBOR+2.50%)	4/1/2018	Interest only monthly
664 North Michigan Avenue	44.1	44.4	1.82% (LIBOR+1.65%)	6/28/2018	Monthly principal and interest
Paramus Plaza	12.6	12.6	1.87% (LIBOR+1.70%)	2/20/2019	Interest only monthly
Lake Montclair	15.2	15.3	2.32% (LIBOR+2.15%)	5/1/2019	Monthly principal and interest
1035 Third Ave	42.0	—	2.52% (LIBOR+2.35%)	1/27/2021	Interest only monthly
City Point	20.0	20.0	1.56% (LIBOR+1.39%)	11/1/2021	Interest only monthly
3104 M Street	0.2	0.1	0.67% (LIBOR+0.50%)	12/10/2021	Interest only monthly
4401 White Plains Road	6.1	6.1	2.07% (LIBOR+1.90%)	9/1/2022	Monthly principal and interest
28 Jericho Turnpike	15.6	15.7	2.07% (LIBOR+1.90%)	1/23/2023	Monthly principal and interest
60 Orange Street	8.2	8.2	1.92% (LIBOR+1.75%)	4/3/2023	Monthly principal and interest
Sub-total mortgage notes payable	435.8	422.9
Unsecured debt
Fund IV revolving subscription line (1)	123.7	77.1	1.82% (LIBOR+1.65%)	11/20/2015	Interest only monthly
Fund IV unsecured line	31.0	—	2.92% (LIBOR+2.75%)	2/9/2017	Interest only monthly
Unsecured line	50.0	—	1.57% (LIBOR+1.40%)	1/31/2018	Interest only monthly
Term Loan	50.0	50.0	1.47% (LIBOR+1.30%)	11/25/2019	Interest only monthly
Sub-total credit facilities	254.7	127.1
Interest rate swaps (2)	(272.6)	(223.8)
Total variable-rate debt, net of swaps	417.9	326.2

(dollars in millions)
Description of Debt and Collateral	3/31/15	12/31/14	Interest Rate at 3/31/15	Maturity	Payment Terms
Fixed-rate debt
Crescent Plaza	$16.4	$16.5	4.98%	9/6/2015	Monthly principal and interest
Pacesetter Park Shopping Center	11.2	11.3	5.13%	11/6/2015	Monthly principal and interest
Elmwood Park Shopping Center	32.0	32.2	5.53%	1/1/2016	Monthly principal and interest
Chicago Street Retail Portfolio	15.2	15.3	5.61%	2/1/2016	Monthly principal and interest
The Gateway Shopping Center	19.4	19.4	5.44%	3/1/2016	Monthly principal and interest
330-340 River Street	10.6	10.7	5.23%	5/1/2016	Monthly principal and interest
Brandywine	166.2	166.2	6.00%	7/1/2016	Interest only monthly
Rhode Island Place Shopping Center	15.9	16.0	6.35%	12/1/2016	Monthly principal and interest
Convertible Note	—	0.4	3.75%	12/15/2016	Interest only monthly
239 Greenwich Avenue	26.0	26.0	5.42%	2/11/2017	Interest only monthly
639 West Diversey	4.2	4.2	6.65%	3/1/2017	Monthly principal and interest
Merrillville Plaza	25.4	25.5	5.88%	8/1/2017	Monthly principal and interest
Bedford Green	29.5	29.6	5.10%	9/5/2017	Monthly principal and interest
216th Street	25.5	—	5.80%	10/1/2017	Interest only monthly
City Point	5.3	5.3	1.00%	8/23/2019	Interest only monthly
163 Highland Avenue	9.8	—	4.66%	2/1/2024	Monthly principal and interest
City Point (3)	199.0	199.0	4.75%	2020	Interest only monthly
Interest rate swaps (2)	272.6	223.8
Total fixed-rate debt, including swaps	884.2	801.4
Unamortized premium	2.6	2.9
Total	$1,304.7	$1,130.5

Notes:

(1) The Fund IV revolving subscription line of credit is secured by unfunded investor capital commitments.

(2) Represents the amount of our variable-rate debt that has been fixed through certain cash flow hedge transactions. See Note 7 to the Notes to Consolidated Financial Statements for a discussion of these transactions.

(3) Maturity date for this loan is 5 years from the approval of the final funds from USCIS, which is currently anticipated to be during 2015.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

At March 31, 2015, maturities on our mortgages and other notes payable ranged from April 2015 to March 2024. In addition, we have non-cancelable ground leases, with terms expiring between 2019 and 2078, at seven of our properties. We also lease space for our corporate headquarters for a term expiring in 2027. The following table summarizes our debt maturities, obligations under non-cancelable operating leases and construction contracts as of March 31, 2015:

(dollars in millions)	Payments due by period
Contractual obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Future debt maturities	$1,302.1	$419.5	$433.9	$353.2	$95.5
Interest obligations on debt	166.0	50.4	57.8	34.2	23.6
Operating lease obligations (1)	34.3	2.3	8.3	4.7	19.0
Construction commitments	100.3	100.3	—	—	—
Total	$1,602.7	$572.5	$500.0	$392.1	$138.1

(1) The ground lease expiring during 2078 has an option to purchase the underlying land during 2031. If we do not exercise the option, the rents that will be due are based on future values and as such are not determinable at this time. Accordingly, the above table does not include rents for this lease beyond 2031.

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

See Note 5 of the Notes to Consolidated Financial Statements for a discussion of our unconsolidated investments. Our pro-rata share of debt related to these unconsolidated investments is as follows:

(dollars in millions)	Operating Partnership
Investment	Pro-rata share of mortgage debt	Interest rate at March 31, 2015	Maturity Date
Arundel Plaza	$1.6	5.60%	June 2015
Parkway Crossing	2.3	2.38%	January 2016
Promenade at Manassas	5.7	1.58%	November 2016
1701 Belmont Avenue	0.8	4.00%	January 2017
2819 Kennedy Blvd	1.4	2.33%	December 2017
Edens Square	3.6	2.18%	December 2017
White City Shopping Center (1)	9.4	2.33%	February 2021
Crossroads	33.1	3.94%	September 2024
840 N. Michigan	65.0	4.36%	February 2025
Georgetown Portfolio	8.9	4.72%	December 2027
Total	$131.8

Note:

(1) Subsequent to March 31, 2015, and in connection with the disposition of this property, this mortgage loan was repaid.

In addition, we have arranged for the provision of two separate letters of credit in connection with certain leases and investments. As of March 31, 2015, there was no outstanding balance under the letters of credit. If the letters of credit were fully drawn, the maximum amount of our exposure would be $12.5 million.

In addition to our derivative financial instruments, one of our unconsolidated affiliates is a party to two separate interest rate LIBOR swaps with a notional value of $28.0 million, which effectively fix the interest rate at 4.97% and expire in December 2017. Our pro-rata share of the fair value of such affiliates' derivative liabilities totaled $0.3 million at March 31, 2015. Subsequent to March 31, 2015, in connection with the disposition of the White City Shopping Center, these instruments were terminated.

HISTORICAL CASH FLOW

The following table compares the historical cash flows for the three months ended March 31, 2015 ("2015") with the cash flow for the three months ended March 31, 2014 ("2014"):

	Three Months Ended March 31,
(dollars in millions)	2015	2014	Change
Net cash provided by operating activities	$26.6	$22.2	$4.4
Net cash used in investing activities	(235.1)	(120.3)	(114.8)
Net cash provided by financing activities	110.5	91.7	18.8
Total	$(98.0)	$(6.4)	$(91.6)

A discussion of the significant changes in cash flows for 2015 compared to 2014 is as follows:

Operating Activities

The increase of $4.4 million in net cash provided by operating activities primarily resulted from the following:

Items which contributed to an increase in cash from operating activities:

•	Additional cash flow during 2015 from Core and Fund Property acquisitions

•	Additional RCP Venture distributions during 2015

Investing Activities

The increase of $114.8 million in net cash used in investing activities primarily resulted from the following:

Items which contributed to an increase in cash used in investing activities:

•	An increase of $162.8 million used in the acquisition of real estate during 2015

•	A decrease of $20.5 million in return of capital from unconsolidated affiliates

•	A decrease of $7.2 million in proceeds from collections of notes receivable during 2015

Items which contributed to a decrease in cash used in investing activities:

•	An increase of $63.2 million in proceeds from sales of properties during 2015

•	A decrease of $18.4 million in investments and advances to unconsolidated affiliates

Financing Activities

The $18.8 million increase in net cash provided by financing activities resulted primarily from the following:

Items which contributed to an increase in cash from financing activities:

•	An additional $57.7 million of net borrowings during 2015

Items which contributed to a decrease in cash from financing activities:

•	An increase of $24.0 million in dividends paid to Common Shareholders during 2015

•	A decrease of $8.6 million in capital contributions from noncontrolling interests during 2015

•	A decrease of $4.9 million in net proceeds from the issuance of Common Shares, net of issuance costs during 2015

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Our primary market risk exposure is to changes in interest rates related to our mortgage debt and other debt. See the discussion under Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations for certain quantitative details related to our mortgage debt and other debt.

Currently, we manage our exposure to fluctuations in interest rates primarily through the use of fixed-rate debt and interest rate swap and cap agreements. As of March 31, 2015, we had total mortgage debt and other notes payable of $1,302.1 million, net of unamortized premium of $2.6 million, of which $884.2 million or 67.9% was fixed-rate, inclusive of interest rate swaps, and $417.9 million or 32.1% was variable-rate based upon LIBOR plus certain spreads. As of March 31, 2015, we were a party to 16 interest rate swap transactions and four interest rate caps to hedge our exposure to changes in interest rates with respect to $272.6 million and $139.3 million of LIBOR-based variable-rate debt, respectively.

Of our total consolidated outstanding debt, $316.5 million and $298.6 million will become due in 2015 and 2016, respectively. As we intend on refinancing some or all of such debt at the then-existing market interest rates, which may be greater than the current interest rate, our interest expense would increase by approximately $6.2 million annually if the interest rate on the refinanced debt increased by 100 basis points. After giving effect to noncontrolling interests, our share of this increase would be $2.3 million.

Interest expense on our consolidated variable-rate debt, net of variable to fixed-rate swap agreements currently in effect, as of March 31, 2015 would increase by $4.2 million annually if LIBOR increased by 100 basis points. After giving effect to noncontrolling interests, our share of this increase would be $0.7 million. We may seek additional variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, we would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.

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

During December 2013, in connection with Phase 2 of Fund II’s City Point Project, Albee Development LLC ("Albee") and a non-affiliated construction manager were served with a Summons With Notice as well as a Demand for Arbitration by Casino Development Group, Inc. ("Casino"), the former contractor responsible for the excavation and concrete work at the City Point Project. Albee terminated the contract with Casino for cause prior to completion of the contract. Casino is seeking approximately $7.4 million, which has now been bonded. Albee believes that it has meritorious defenses to, and is prepared to vigorously defend itself against the claims. Presently, the parties are before the New York State Supreme Court in Kings County on various procedural matters.

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

Item 1A. Risk Factors.

The most significant risk factors applicable to us are described in Item 1A. of our 2014 Form 10-K. There have been no material changes to those previously-disclosed risk factors.

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

ACADIA REALTY TRUST

May 1, 2015	/s/ Kenneth F. Bernstein Kenneth F. Bernstein President and Chief Executive Officer (Principal Executive Officer)

May 1, 2015	/s/ Jonathan W. Grisham Jonathan W. Grisham Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Description
3.1	Declaration of Trust of the Company (incorporated by reference to the copy thereof filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K filed for the fiscal year ended December 31, 2012.)
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