Form 10-Q
period 2015-06-30
ACADIA REALTY TRUST
filed 2015-07-31
CIK 899629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or
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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒
As of July 31, 2015 there were 68,829,489 common shares of beneficial interest, par value $.001 per share, outstanding.

ACADIA REALTY TRUST AND SUBSIDIARIES

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements.

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(dollars in thousands)	June 30, 2015	December 31, 2014
ASSETS	(unaudited)
Operating real estate
Land	$507,952	$424,661
Buildings and improvements	1,522,127	1,329,080
Construction in progress	15,206	7,464
	2,045,285	1,761,205
Less: accumulated depreciation	277,678	256,015
Net operating real estate	1,767,607	1,505,190
Real estate under development	533,295	447,390
Notes receivable and preferred equity investments, net	168,931	102,286
Investments in and advances to unconsolidated affiliates	166,632	184,352
Cash and cash equivalents	104,651	217,580
Cash in escrow	31,781	20,358
Restricted cash	29,192	30,604
Rents receivable, net	37,887	36,962
Deferred charges, net	32,984	30,679
Acquired lease intangibles, net	47,683	44,618
Prepaid expenses and other assets	53,056	56,508
Assets of properties held for sale	—	56,073
Total assets	$2,973,699	$2,732,600

LIABILITIES
Mortgage and other notes payable	$1,326,667	$1,130,481
Distributions in excess of income from, and investments in, unconsolidated affiliates	13,161	12,564
Accounts payable and accrued expenses	37,551	34,026
Dividends and distributions payable	17,697	39,339
Acquired lease intangibles, net	31,137	29,585
Other liabilities	27,616	25,148
Liabilities of properties held for sale	—	25,500
Total liabilities	1,453,829	1,296,643

EQUITY
Shareholders' Equity
Common shares, $.001 par value, authorized 100,000,000 shares; issued and outstanding 68,828,560 and 68,109,287 shares, respectively	69	68
Additional paid-in capital	1,050,385	1,027,861
Accumulated other comprehensive loss	(3,284)	(4,005)
Retained earnings	41,654	31,617
Total shareholders’ equity	1,088,824	1,055,541
Noncontrolling interests	431,046	380,416
Total equity	1,519,870	1,435,957
Total liabilities and equity	$2,973,699	$2,732,600
See accompanying notes

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except per share amounts)	2015	2014	2015	2014
Revenues
Rental income	$39,784	$36,112	$77,971	69,930
Interest income	3,985	3,049	7,393	6,213
Expense reimbursements	7,825	7,832	17,891	16,622
Other	1,567	2,518	2,387	3,431
Total revenues	53,161	49,511	105,642	96,196
Operating Expenses
Property operating	6,196	5,737	13,927	12,861
Other operating	599	908	2,719	1,595
Real estate taxes	6,419	5,569	12,711	11,239
General and administrative	8,005	6,879	15,537	13,775
Depreciation and amortization	13,903	11,584	27,561	23,171
Impairment of asset	5,000	—	5,000	—
Total operating expenses	40,122	30,677	77,455	62,641
Operating income	13,039	18,834	28,187	33,555
Equity in earnings of unconsolidated affiliates	3,406	1,430	9,999	4,459
Gain on disposition of property of unconsolidated affiliates	17,105	—	17,105	—
Loss on debt extinguishment	(25)	(66)	(134)	(269)
Gain on disposition of properties	61,841	561	88,984	12,948
Interest and other finance expense	(9,964)	(9,534)	(18,785)	(20,185)
Income from continuing operations before income tax benefit (provision)	85,402	11,225	125,356	30,508
Income tax benefit (provision)	56	83	(1,361)	(85)
Income from continuing operations	85,458	11,308	123,995	30,423
Discontinued Operations
Gain on disposition of property	—	560	—	560
Income from discontinued operations	—	560	—	560
Net income	85,458	11,868	123,995	30,983
Noncontrolling interests
Continuing operations	(58,963)	57	(80,953)	2,537
Discontinued operations	—	(461)	—	(461)
Net (income) loss attributable to noncontrolling interests	(58,963)	(404)	(80,953)	2,076
Net income attributable to Common Shareholders	$26,495	$11,464	$43,042	$33,059

Basic and diluted earnings per share	$0.38	$0.19	$0.62	$0.57
See accompanying notes

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
(dollars in thousands)
Net income	$85,458	$11,868	$123,995	$30,983
Other comprehensive income (loss)
Unrealized income (loss) on valuation of swap agreements	2,644	(2,782)	(1,655)	(5,112)
Reclassification of realized interest on swap agreements	2,399	936	3,452	1,773
Other comprehensive income (loss)	5,043	(1,846)	1,797	(3,339)
Comprehensive income	90,501	10,022	125,792	27,644
Comprehensive income attributable to noncontrolling interests	(60,461)	(4,640)	(82,029)	(2,207)
Comprehensive income attributable to Common Shareholders	$30,040	$5,382	$43,763	$25,437
See accompanying notes

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2015

(unaudited)

	Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
(amounts in thousands, except per share amounts)	Shares	Amount
Balance at December 31, 2014	68,109	$68	$1,027,861	$(4,005)	$31,617	$1,055,541	$380,416	$1,435,957
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	67	—	1,655	—	—	1,655	(1,655)	—
Issuance of Common Shares, net of issuance costs	624	1	21,079	—	—	21,080	—	21,080
Dividends declared ($0.48 per Common Share)	—	—	—	—	(33,005)	(33,005)	(2,363)	(35,368)
Employee and trustee stock compensation, net	29	—	452	—	—	452	3,392	3,844
Acquisition of noncontrolling interests	—	—	(662)	—	—	(662)	—	(662)
Noncontrolling interest distributions	—	—	—	—	—	—	(60,907)	(60,907)
Noncontrolling interest contributions	—	—	—	—	—	—	30,134	30,134
	68,829	69	1,050,385	(4,005)	(1,388)	1,045,061	349,017	1,394,078
Comprehensive (loss) income:
Net income	—	—	—	—	43,042	43,042	80,953	123,995
Unrealized loss on valuation of swap agreements	—	—	—	(1,097)	—	(1,097)	(558)	(1,655)
Reclassification of realized interest on swap agreements	—	—	—	1,818	—	1,818	1,634	3,452
Total comprehensive income	—	—	—	721	43,042	43,763	82,029	125,792
Balance at June 30, 2015	68,829	$69	$1,050,385	$(3,284)	$41,654	$1,088,824	$431,046	$1,519,870

See accompanying notes

ACADIA REALTY TRUST AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended
	June 30,
(dollars in thousands)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$123,995	$30,983
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	27,561	23,171
Amortization of financing costs	1,546	1,468
Gain on disposition of properties	(88,984)	(13,508)
Impairment of asset	5,000	—
Share compensation expense	3,746	3,833
Equity in earnings of unconsolidated affiliates	(9,999)	(4,459)
Gain on disposition of property of unconsolidated affiliates	(17,105)	—
Distributions of operating income from unconsolidated affiliates	10,035	5,550
Other, net	(2,645)	(1,737)
Changes in assets and liabilities
Cash in escrow	(11,505)	(5,691)
Rents receivable, net	(2,401)	(834)
Prepaid expenses and other assets	7,928	7,570
Accounts payable and accrued expenses	3,828	597
Other liabilities	2,751	(941)
Net cash provided by operating activities	53,751	46,002

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate	(273,071)	(107,600)
Redevelopment and property improvement costs	(105,245)	(68,311)
Deferred leasing costs	(4,274)	(1,224)
Investments in and advances to unconsolidated affiliates	(6,505)	(28,100)
Return of capital from unconsolidated affiliates	5,660	24,326
Proceeds from disposition of property of unconsolidated affiliates	25,604	—
Proceeds from notes receivable	—	11,990
Issuance of notes receivable	(48,200)	(19,362)
Proceeds from sale of properties, net	197,882	19,158
Net cash used in investing activities	(208,149)	(169,123)

ACADIA REALTY TRUST AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (unaudited)

	Six Months Ended
	June 30,
(dollars in thousands)	2015	2014
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage and other notes	(188,166)	(132,452)
Proceeds received from mortgage and other notes	268,761	189,700
Loan proceeds held as restricted cash	30,324	38,513
Deferred financing and other costs	(2,746)	(2,033)
Capital contributions from noncontrolling interests	30,134	31,046
Distributions to noncontrolling interests	(64,648)	(56,730)
Dividends paid to Common Shareholders	(53,270)	(25,814)
Proceeds from issuance of Common Shares, net of issuance costs of $522 and $1,495, respectively	21,080	88,499
Net cash provided by financing activities	41,469	130,729
(Decrease) increase in cash and cash equivalents	(112,929)	7,608
Cash and cash equivalents, beginning of period	217,580	79,189
Cash and cash equivalents, end of period	$104,651	$86,797

Supplemental disclosure of cash flow information
Cash paid during the period for interest, net of capitalized interest of $7,465 and $6,095, respectively	$22,735	$23,486
Cash paid for income taxes	$1,573	$316

Supplemental disclosure of non-cash investing activities
Acquisition of real estate through assumption of debt	$90,765	$—
Disposition of real estate through cancellation of debt	$—	$(22,865)
Acquisition of real estate through conversion of notes receivable	$6,886	$38,000
Acquisition of real estate through assumption of restricted cash	$28,192	$—
Disposition of air rights through issuance of notes receivable	$(29,793)	$—

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

All of the Company's assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership (the "Operating Partnership") and entities in which the Operating Partnership owns an interest. As of June 30, 2015, the Trust controlled approximately 95% of the Operating Partnership as the sole general partner. As the general partner, the Trust is entitled to share, in proportion to its percentage interest, in the cash distributions and profits and losses of the Operating Partnership. The limited partners primarily represent entities or individuals that contributed their interests in certain properties or entities to the Operating Partnership in exchange for common or preferred units of limited partnership interest ("Common OP Units" or "Preferred OP Units") and employees who have been awarded restricted OP units ("LTIP Units") as long-term incentive compensation (Note 12). Limited partners holding Common OP Units are generally entitled to exchange their units on a one-for-one basis for common shares of beneficial interest of the Trust ("Common Shares").

As of June 30, 2015, the Company has ownership interests in 89 properties within its core portfolio, which consist of those properties either wholly owned, or partially owned through joint venture interests, by the Operating Partnership, or subsidiaries thereof, not including those properties owned through its opportunity funds (the "Core Portfolio"). The Company also has ownership interests in 56 properties within its four opportunity funds, Acadia Strategic Opportunity Fund, L.P. ("Fund I"), Acadia Strategic Opportunity Fund II, LLC ("Fund II"), Acadia Strategic Opportunity Fund III LLC ("Fund III") and Acadia Strategic Opportunity Fund IV LLC ("Fund IV" and together with Funds I, II and III, the "Funds"). The 145 Core Portfolio and Fund properties consist of commercial properties, which are primarily high-quality urban and/or street retail properties, community shopping centers and mixed-use properties with a retail component. Fund I and Fund II also include investments in operating companies through Acadia Mervyn Investors I, LLC ("Mervyns I"), Acadia Mervyn Investors II, LLC ("Mervyns II") and, in certain instances, directly through Fund II, all on a non-recourse basis. These investments comprise and are referred to as the Company's Retailer Controlled Property Initiative ("RCP Venture").

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

Following is a table summarizing the general terms and the Operating Partnership's equity interests in the Funds and Mervyns I and II:

Entity	Formation Date	Operating Partnership Share of Capital	Fund Size	Capital Called as of June 30, 2015 (3)	Unfunded Commitment	Equity Interest Held By Operating Partnership	Preferred Return	Total Distributions as of June 30, 2015 (3)
Fund I and Mervyns I (1)	9/2001	22.22%	$90.0	$86.6	$—	37.78%	9%	$194.4
Fund II and Mervyns II (2)	6/2004	20.00%	300.0	300.0	47.1	20.00%	8%	131.6
Fund III	5/2007	19.90%	502.5	381.6	68.4	19.90%	6%	429.1
Fund IV	5/2012	23.12%	540.6	179.4	361.2	23.12%	6%	101.9

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

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015. The information furnished in the accompanying consolidated financial statements reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the aforementioned consolidated financial statements for the interim periods. Such adjustments consisted of normal recurring items. These consolidated financial statements should be read in conjunction with the Company's 2014 Annual Report on Form 10-K, as filed with the SEC on February 20, 2015.

Reclassifications

Certain reclassifications have been made to the 2014 financial statements to conform to the 2015 presentation.

Real Estate

The Company reviews its long-lived assets for impairment when there is an event or change in circumstances that indicates that the carrying amount may not be recoverable. The Company measures and records impairment losses and reduces the carrying value of properties when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases where the Company does not expect to recover its carrying costs on properties held for use, the Company reduces its carrying cost to fair value, and for properties held-for-sale, the Company reduces its carrying value to the fair value less costs to dispose. During the quarter ended June 30, 2015, as a result of the loss of a key anchor tenant, one of the properties in the Company's Brandywine Portfolio, in which an unaffiliated third party has a 77.78% noncontrolling interest, did not generate sufficient cash flow to meet the full debt service requirements leading to a default on the mortgage loan. Management performed an analysis and determined that the carrying amount of this property was not recoverable. Accordingly, the Company recorded an impairment charge of $5.0 million, which is included in the statement of income for the six months ended June 30, 2015. The Operating Partnership's share of this charge, net of the noncontrolling interest, was $1.1 million. The property is collateral for $26.3 million of non-recourse mortgage debt which matures July 1, 2016. Management does not believe that the carrying values of any of its other properties are impaired as of June 30, 2015.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION (continued)

Recent Accounting Pronouncements

During April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-05, "Intangibles - Goodwill and Other - Internal-Use Software." ASU 2015-05 provides guidance to help an entity evaluate the accounting for fees paid in a cloud computing arrangement. ASU 2015-05 is effective for periods beginning after December 15, 2015, with early adoption permitted and may be applied either prospectively or retrospectively. ASU 2015-05 is not expected to have a material impact on the Company's consolidated financial statements.

During April 2015, the FASB issued ASU No. 2015-03, "Interest - Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs." ASU 2015-03 modifies the treatment of debt issuance costs from a deferred charge to a deduction of the carrying value of the financial liability. ASU 2015-03 is effective for periods beginning after December 15, 2015, with early adoption permitted and retrospective application. ASU 2015-03 is not expected to have a material impact on the Company's consolidated financial statements.

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

2.    EARNINGS PER COMMON SHARE

Basic earnings per Common Share is computed by dividing net income attributable to Common Shareholders by the weighted average Common Shares outstanding. At June 30, 2015, the Company has unvested LTIP Units (Note 12) which provide for non-forfeitable rights to dividend equivalent payments. Accordingly, these unvested LTIP Units are considered participating securities and are included in the computation of basic earnings per Common Share pursuant to the two-class method.

Diluted earnings per Common Share reflects the potential dilution of the conversion of obligations and the assumed exercises of securities including the effects of restricted share unit ("Restricted Share Units") and share option awards issued under the Company's Share Incentive Plans (Note 12). The effect of the assumed conversion of 188 Series A Preferred OP Units into 25,067 Common Shares would be dilutive and therefore are included in the computation of diluted earnings per share for the three months ended June 30, 2015 and for the six months ended June 30, 2015 and June 30, 2014. Conversely, the assumed conversion of these would be anti-dilutive and are therefore not included in the computation of diluted earnings per share for the three months ended June 30, 2014.

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

The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the periods indicated:

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

2.    EARNINGS PER COMMON SHARE (continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except per share amounts)	2015	2014	2015	2014
Numerator
Income from continuing operations	$26,495	$11,365	$43,042	$32,960
Less: net income attributable to participating securities	(238)	(197)	(478)	(585)
Income from continuing operations, net of income attributable to participating securities	26,257	11,168	42,564	32,375

Denominator
Weighted average shares for basic earnings per share	68,825	58,013	68,561	56,989
Effect of dilutive securities:
Employee Restricted Share Units and share options	19	19	30	28
Convertible Preferred OP Units	25	—	25	25
Denominator for diluted earnings per share	68,869	58,032	68,616	57,042

Basic and diluted earnings per Common Share from continuing operations attributable to Common Shareholders	$0.38	$0.19	$0.62	$0.57

3.	SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS

For the six months ended June 30, 2015, the Company issued 0.6 million Common Shares under its at-the-market ("ATM") equity program, generating gross proceeds of $21.6 million and net proceeds of $21.1 million.

The net proceeds from the Company's ATM equity programs have been, and are anticipated to be, used by the Company primarily to fund Core Portfolio acquisitions, its capital contributions to the Funds and for general corporate purposes.

Noncontrolling interests represent the portion of equity in entities consolidated in the accompanying consolidated financial statements that the Company does not own. Such noncontrolling interests are reported on the Consolidated Balance Sheets within equity, separately from shareholders' equity, and include third party interests in the Company’s Funds and other entities. It also includes interests in the Operating Partnership which represent (i) the limited partners’ 2,961,517 and 2,988,277 Common OP Units at June 30, 2015 and December 31, 2014; (ii) 188 Series A Preferred OP Units at June 30, 2015 and December 31, 2014; and (iii) 929,169 and 675,367 LTIP Units at June 30, 2015 and December 31, 2014, respectively.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

4.    ACQUISITION AND DISPOSITION OF REAL ESTATE AND PROPERTIES HELD FOR SALE

Acquisitions

During 2015, the Company acquired the following properties through its Core Portfolio, Fund II, and Fund IV:

(dollars in thousands)
Property	GLA	Percent Owned	Type	Month of Acquisition	Purchase Price	Location	Assumption of Debt
Core Portfolio:
City Center	205,000	100%	Urban Retail Center	March	$155,000	San Fransisco, CA	$—
163 Highland Avenue	40,500	100%	Suburban Shopping Center	March	24,000	Needham, MA	9,765
Route 202 Shopping Center (1)	20,000	100%	Suburban Shopping Center	April	5,643	Wilmington, DE	—
Total Core Portfolio	265,500				$184,643		$9,765

Fund II:
City Point - Tower I (2)	—	95%	Urban Development	May	$100,800	Brooklyn, NY	$81,000
Total Fund II	—				$100,800		$81,000

Fund IV:
1035 Third Avenue (3)	53,294	100%	Street Retail	January	$51,036	New York, NY	$—
801 Madison Avenue	6,375	100%	Street Retail	April	33,000	New York, NY	—
Total Fund IV	59,669				$84,036		$—

Total	325,169				$369,479		$90,765

Notes:

(1) Purchase price represents the 77.78% interest acquired from an unaffiliated third party.
(2) Fund II previously held a 52% interest in this unconsolidated affiliate. In connection with the disposition of Phase III of this project discussed below, Fund II acquired an additional 43% interest in Tower I of this development project. In total, Fund II now owns 95% of this investment, which is a residential project anticipated to include 250 residential units.
(3) GLA includes a portion of office space and a below-grade operator controlled parking garage.

In addition, during the second quarter, the Company acquired the remaining 10% interest in a property from an unaffiliated joint venture partner in exchange for $4.2 million, including the conversion of a $1.9 million note receivable (Note 6).

The Company expensed $0.7 million of acquisition costs for the six months ended June 30, 2015, related to the Core Portfolio and $2.0 million of acquisition costs for the six months ended June 30, 2015, related to Fund IV.

Purchase Price Allocations

With the exception of the acquisition of City Point - Tower I, which was an asset acquisition, the above acquisitions have been accounted for as business combinations. The purchase prices were allocated to the acquired assets and assumed liabilities based on their estimated fair values at the dates of acquisition. The preliminary measurements of fair value reflected below are subject to change. The Company expects to finalize the valuations and complete the purchase price allocations within one year from the dates of acquisition.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

4.    ACQUISITION AND DISPOSITION OF REAL ESTATE AND PROPERTIES HELD FOR SALE(continued)

Acquisitions (continued)

The following table summarizes the Company's preliminary allocations of the purchase prices of assets acquired and liabilities assumed during 2015 which have yet to be finalized:

(dollars in thousands)	Preliminary Purchase Price Allocations
Land	$65,759
Buildings and improvements	204,532
Above-below market debt assumed (included in Mortgage and other notes payable)	(9,765)
Total consideration	$260,526

During 2014, the Company acquired properties and recorded the preliminary allocations of the purchase prices to the assets acquired and liabilities assumed based on provisional measurements of fair value. During 2015, the Company finalized the allocations of the purchase prices and made certain measurement period adjustments. The following table summarizes the preliminary allocations of the purchase prices of these properties as recorded as of December 31, 2014, and the finalized allocations as adjusted as of June 30, 2015:

(dollars in thousands)	Purchase Price Allocations as Originally Reported	Adjustments	Finalized Purchase Price Allocations
Land	$43,820	$16,751	$60,571
Buildings and improvements	126,955	(21,578)	105,377
Acquisition-related intangible assets (in Acquired lease intangibles, net)	—	9,836	9,836
Acquisition-related intangible liabilities (in Acquired lease intangibles, net)	—	(5,009)	(5,009)
Total consideration	$170,775	$—	$170,775

Dispositions

During 2015, the Company disposed of the following properties:

(dollars in thousands)
Dispositions	GLA	Sale Price	Gain on Sale	Month Sold	Owner
Lincoln Park Centre	61,761	$64,000	$27,143	January	Fund III
White City Shopping Center (1)	249,549	96,750	17,105	April	Fund III
City Point - Air Rights (2)	—	115,600	49,884	May	Fund II
Liberty Avenue	26,117	24,000	11,957	May	Fund II
Total	337,427	$300,350	$106,089

Note:

(1) Fund III's White City Shopping Center was unconsolidated and as such, the Company's share of gains related to this sale is included in gain on disposition of property of unconsolidated affiliates in the 2015 Consolidated Statement of Income.

(2) Represents the disposition of air rights at Phase III of Fund II's City Point project.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

4.    ACQUISITION AND DISPOSITION OF REAL ESTATE AND PROPERTIES HELD FOR SALE (continued)

Properties Held For Sale

At June 30, 2015, no assets were held for sale. At December 31, 2014, The Company had two properties classified as held-for-sale.

5.    INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

Core Portfolio

The Company owns a 49% interest in a 311,000 square foot shopping center located in White Plains, New York ("Crossroads"), a 50% interest in an approximately 28,000 square foot retail portfolio located in Georgetown, Washington D.C. (the "Georgetown Portfolio") and a 88.43% tenancy-in-common interest in an 87,000 square foot retail property located in Chicago, Illinois. Due to the level of operating control maintained by the unaffiliated partners in these investments, they are accounted for under the equity method.

During the quarter, the Company acquired the remaining 77.78% outstanding interest of an approximately 20,000 square foot retail property located in Wilmington, Delaware ("Route 202 Shopping Center") that was previously accounted for under the equity method from an unaffiliated partner. As a result of the transaction, the Company now consolidates this investment.

Funds

RCP Venture

The Funds, together with two unaffiliated partners formed an investment group, the RCP Venture, for the purpose of making investments in surplus or underutilized properties owned by retailers and, in some instances, the retailers' operating company. The RCP Venture is neither a single entity nor a specific investment and the Company has no control or rights with respect to the formation and operation of these investments. The Company has made these investments through its subsidiaries, Mervyns I, Mervyns II and Fund II, (together the "Acadia Investors"), all on a non-recourse basis. Through June 30, 2015, the Acadia Investors have made investments in Mervyns Department Stores ("Mervyns") and Albertsons including additional investments in locations that are separate from these original investments ("Add-On Investments"). Additionally, they have invested in Shopko, Marsh and Rex Stores Corporation (collectively "Other RCP Investments"). The Company accounts for its investments in Mervyns and Albertsons on the equity method as it has the ability to exercise significant influence, but does not have any rights with respect to financial or operating control. The Company accounts for its investments in its Add-On Investments and Other RCP Investments on the cost method as it does not have any influence over such entities' operating and financial policies nor any rights with respect to the control and operation of these entities. During the six months ended June 30, 2015, the Company received distributions from its RCP Venture of $5.7 million, of which the Operating Partnership's aggregate share was $1.2 million.

The following table summarizes activity related to the RCP Venture investments from inception through June 30, 2015:

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

5.    INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES (continued)

(dollars in thousands)		Investment Group Share		Operating Partnership Share
Investment	Year Acquired	Invested Capital and Advances	Distributions	Invested Capital and Advances	Distributions
Mervyns	2004	$26,058	$48,547	$4,901	$11,801
Mervyns Add-On investments	2005/2008	7,547	9,272	1,252	2,017
Albertsons	2006	20,717	81,594	4,239	16,318
Albertsons Add-On investments	2006/2007	2,416	4,864	388	972
Shopko	2006	1,110	3,358	222	672
Marsh and Add-On investments	2006/2008	2,667	2,941	533	588
Rex Stores	2007	2,701	4,727	535	946
		$63,216	$155,303	$12,070	$33,314

Other Fund Investments

During April 2015, Fund III's White City Shopping Center was sold for $96.8 million. Fund III's $17.3 million share of the gain was recognized in gain on disposition of property of unaffiliated affiliates within the Consolidated Statements of Income.

The unaffiliated partners in Fund III's investments in Parkway Crossing and Arundel Plaza as well as Fund IV's investments in 1701 Belmont Avenue, 2819 Kennedy Boulevard, Promenade at Manassas, Eden Square and the Broughton Street Portfolio, maintain control over these entities. The Company accounts for these investments under the equity method as it has the ability to exercise significant influence, but does not have any rights with respect to financial or operating control.

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

Summary of Investments in Unconsolidated Affiliates

The following Combined and Condensed Balance Sheets and Statements of Income summarize the financial information of the Company’s investments in unconsolidated affiliates:

(dollars in thousands)	June 30, 2015	December 31, 2014
Combined and Condensed Balance Sheets
Assets
Rental property, net	$322,352	$387,739
Real estate under development	—	60,476
Investment in unconsolidated affiliates	7,548	11,154
Other assets	59,917	62,862
Total assets	$389,817	$522,231
Liabilities and partners’ equity
Mortgage notes payable	$266,109	$315,897
Other liabilities	17,714	66,116
Partners’ equity	105,994	140,218
Total liabilities and partners’ equity	$389,817	$522,231
Company’s investment in and advances to unconsolidated affiliates	$166,632	$184,352
Company's share of distributions in excess of income from, and investments in, unconsolidated affiliates	$(13,161)	$(12,564)

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

5.    INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES (continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2015	2014	2015	2014
Combined and Condensed Statements of Income
Total revenues	$10,342	$12,247	$22,015	$24,352
Operating and other expenses	(3,102)	(5,503)	(6,833)	(9,318)
Interest and other finance expense	(2,259)	(2,975)	(4,897)	(5,500)
Equity in earnings (losses) of unconsolidated affiliates	—	—	66,655	(328)
Depreciation and amortization	(2,787)	(3,475)	(5,037)	(6,181)
Loss on debt extinguishment	—	—	—	(187)
Gain on disposition of property	25,208	239	25,208	239
Net income	$27,402	$533	$97,111	$3,077

Company’s share of net income	$20,609	$1,528	$27,300	$4,655
Amortization of excess investment	(98)	(98)	(196)	(196)
Company’s equity in earnings of unconsolidated affiliates	$20,511	$1,430	$27,104	$4,459

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

6.    STRUCTURED FINANCINGS, NET

As of June 30, 2015, the Company’s structured financing portfolio, net consisted of notes receivable and preferred equity investments, aggregating $168.9 million. These investments were collateralized either by underlying properties, the borrowers' ownership interests in the entities that own properties and/or by the borrowers' personal guarantee subject, as applicable, to senior liens, as follows:

(dollars in thousands)
Description	Notes	Effective interest rate (1)	First Priority liens	Net Carrying Amounts of Structured Financing Investments as of June 30, 2015	Net Carrying Amounts of Structured Financing Investments as of December 31, 2014	Maturity date	Extension Options
First Mortgage Loan		7.7%		$12,000	$12,000	7/15/2015
Mezzanine Loan		12.7%	18,900	8,000	8,000	10/3/2015
First Mortgage Loan		8.8%		7,500	7,500	10/31/2015	1 x 12 Months
Zero Coupon Loan	(2) (3)	24.0%	166,200	—	4,986	1/3/2016
First Mortgage Loan		5.5%		4,000	4,000	4/1/2016	1 x 6 Months
First Mortgage Loan	(4)	6.0%		15,000	—	5/1/2016	1 x 12 Months
Preferred Equity		13.5%		4,000	4,000	5/9/2016
Other	(5)	17.0%		6,500	—	6/1/2016
Other		18.0%		3,607	3,307	7/1/2017
Preferred Equity		8.1%	20,855	13,000	13,000	9/1/2017
First Mortgage Loan	(6)	LIBOR + 7.1%		26,000	—	6/25/2018	1 x 12 Months
Zero Coupon Loan	(2) (7)	2.5%		29,793	—	5/31/2020
Mezzanine Loan		15.0%		30,879	30,879	11/9/2020
Other		LIBOR + 2.5%		—	4,000	12/30/2020
Mezzanine Loan	(8)	10.0%	87,477	7,983	7,983	Demand
Individually less than 3%	(9) (10) (11)	11.6%		669	2,631	12/31/2015
Total				$168,931	$102,286
Notes:

(1) Includes origination and exit fees
(2) The principal balance for this accrual-only loan is increased by the interest accrued.
(3) During April 2015, the Company converted a $5.6 million loan into an equity interest in a shopping center (Note 4).
(4) During May 2015, the Company made a $15.0 million loan, which is collateralized by a property, bears interest at 6.0% and matures May 1, 2016.
(5) During June 2015, the Company made a $6.5 million loan, which bears interest at 17.0% and matures June 1, 2016.
(6) During June 2015, the Company made a $26.0 million loan, which is collateralized by a property, bears interest at LIBOR + 7.1% and matures June 25, 2018.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

6.	STRUCTURED FINANCINGS, NET (continued)

(7) During June 2015, the Company made a $29.8 million loan in connection with the disposition of City Point's Phase III (Note 4), which is collateralized by the purchaser's interest of the property. The loan bears interest at 2.5% and matures May 31, 2020.
(8) Comprised of three cross-collateralized loans from one borrower, which are non-performing. Subsequent to June 30, 2015, these notes were repaid in full (Note 13).
(9) Consists of one loan as of June 30, 2015.
(10) During February 2015, the Company advanced an additional $0.4 million on this loan collateralized by a property.
(11) During June 2015, the Company converted a $1.9 million loan into an equity interest in the remaining 10% of 152-154 Spring Street (Note 4).

The Company monitors the credit quality of its notes receivable on an ongoing basis and considers indicators of credit quality such as loan payment activity, the estimated fair value of the underlying collateral, the seniority of the Company's loan in relation to other debt secured by the collateral and the prospects of the borrower. As of June 30, 2015, the Company held three non-performing notes.

7.	DERIVATIVE FINANCIAL INSTRUMENTS

As of June 30, 2015, the Company's derivative financial instruments consisted of 14 interest rate swaps with an aggregate notional value of $207.9 million, which effectively fix the London Inter-Bank Offer Rate ("LIBOR") at rates ranging from 1.4% to 3.8% and mature between July 2018 and March 2025. The Company also has four derivative financial instruments with an aggregate notional value of $139.0 million which cap LIBOR at rates ranging from 3.0% to 4.3% and mature between July 2015 and April 2018. The fair value of these derivative instruments that represent liabilities are included in other liabilities in the Consolidated Balance Sheets and totaled $4.0 million and $4.6 million at June 30, 2015 and December 31, 2014, respectively. The fair value of these derivative instruments representing assets are included in prepaid expenses and other assets in the Consolidated Balance Sheets and totaled $0.3 million and $0.2 million at June 30, 2015 and December 31, 2014. The notional value does not represent exposure to credit, interest rate, or market risks.

These derivative instruments have been designated as cash flow hedges and hedge the future cash outflows of variable-rate interest payments on mortgage and other debt. Such instruments are reported at their fair values as stated above. As of June 30, 2015 and December 31, 2014, unrealized losses totaling $(3.3) million and $(4.0) million, respectively, were reflected in accumulated other comprehensive loss on the Consolidated Balance Sheets.

As of June 30, 2015 and December 31, 2014, no derivatives were designated as fair value hedges, hedges of net investments in foreign operations or considered to be ineffective. Additionally, the Company does not use derivatives for trading or speculative purposes.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

8.	MORTGAGE AND OTHER NOTES PAYABLE

The Company completed the following transactions related to mortgage and other notes payable and credit facilities during the six months ended June 30, 2015:

Secured Debt:

(dollars in thousands)			Borrowings			Repayments
Property	Date	Description	Amount	Interest Rate	Maturity Date	Amount	Interest Rate
1035 Third Avenue	January	New Borrowing	$42,000	LIBOR+2.35%	1/28/2021	$—
Lincoln Park Centre	January	Repayment				28,000	LIBOR+1.45%
163 Highland Avenue	March	Assumption	9,765	4.66%	3/1/2024
Broughton Street Portfolio (1)	May	New Borrowing	20,000	LIBOR+3.00%	5/5/2016
City Point	June	Assumption	19,000	1.25%	12/1/2016
City Point	June	Assumption	62,000	SIFMA+1.60%	12/1/2016
City Point	June	Repayment				20,650	LIBOR+4.00%
17 E. 71st Street	June	New Borrowing	19,000	LIBOR+1.90%	6/9/2020
Crescent Plaza	June	Repayment				16,326	4.98%
Total			$171,765			$64,976

Notes:

(1) This loan is collateralized by properties in an unconsolidated joint venture. Fund IV has fully indemnified the unaffiliated joint venture partner and as such, this loan is included as consolidated debt.

Unsecured Debt:

During the six months ended June 30, 2015, the Company redeemed the remaining $0.4 million of its outstanding convertible notes at par value.

During the six months ended June 30, 2015, the Company borrowed $83.5 million on its unsecured credit facility. The outstanding balance under this facility is $83.5 million as of June 30, 2015.

During the six months ended June 30, 2015, the Company repaid $54.7 million on its Fund IV subscription line. The outstanding balance under this facility is $22.4 million as of June 30, 2015.

During May 2015, Fund II closed on a $25.0 million unsecured credit facility. At closing, Fund II drew $12.5 million. The facility bears interest at LIBOR plus 275 basis points, bears an unused fee of 275 basis points if the amount drawn is less than $12.5 million. The loan matures October 19, 2016. Along with a guarantee with respect to customary non-recourse carve outs, the Operating Partnership, as the managing member of Fund II, has provided a guarantee of principal, interest and fees upon a default as a result of Fund II’s breach of certain specified financial covenants.

During March 2015, Fund IV closed on a $50.0 million unsecured credit facility. The current balance outstanding at June 30, 2015 is $34.5 million. The facility bears interest at LIBOR plus 275 basis points, bears an unused fee of 100 basis points if the unused amount is greater than $20.0 million and an unused fee of 275 basis points if the unused amount is less than $20.0 million. The loan matures February 9, 2017 with one 6-month extension option. Along with a guarantee with respect to customary non-recourse carve outs, the Operating Partnership, as the managing member of Fund IV, has provided a guarantee of principal, interest and fees upon a default as a result of Fund IV’s breach of certain specified financial covenants.

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

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2015:

(dollars in thousands)	Level 1	Level 2	Level 3
Assets
Derivative financial instruments (Note 7)	$—	$289	$—
Liabilities
Derivative financial instruments (Note 7)	$—	$3,997	$—

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

During the quarter ended June 30, 2015, the Company determined that the value of one of the properties in its Brandywine Portfolio was impaired and recorded an impairment loss of $5.0 million (Note 1), of which the Operating Partnership's pro-rata share was $1.1 million. The Company estimated the fair value by using projected future cash flows, which it determined were not sufficient to recover the property's net book value. The inputs used to determine this fair value are classified within Level 3 of the hierarchy.

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

The Company has determined the estimated fair values of the following financial instruments within Level 2 of the hierarchy by discounting future cash flows utilizing a discount rate equivalent to the rate at which similar financial instruments would be originated at the reporting date:

(dollars in thousands)	June 30, 2015		December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Notes receivable and preferred equity investments, net	$168,931	$168,931	$102,286	$102,286
Mortgage and other notes payable	$1,326,667	$1,345,446	$1,130,481	$1,141,371

10.    RELATED PARTY TRANSACTIONS

The Company earned property management fees, construction, legal and leasing fees from its investments in unconsolidated affiliates totaling $0.07 million and $0.06 million for the three months ended June 30, 2015 and 2014, respectively, and $0.18 million and $0.04 million for the six months ended June 30, 2015 and 2014, respectively.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

11.    SEGMENT REPORTING

The Company has three reportable segments: Core Portfolio, Funds and Structured Financing. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates property performance primarily based on net operating income before depreciation, amortization and certain nonrecurring items. Investments in the Core Portfolio are typically held long-term. Given the contemplated finite life of the Funds, these investments are typically held for shorter terms. Fees earned by the Company as the general partner/managing member of the Funds are eliminated in the Company's consolidated financial statements. Structured Financing represents the Company's investments in notes receivable and preferred equity. The following tables set forth certain segment information for the Company, as of and for the three and six months ended June 30, 2015 and 2014, and does not include unconsolidated affiliates:

Three Months Ended June 30, 2015

(dollars in thousands)	Core Portfolio	Funds	Structured Financing	Total
Revenues	$37,593	$11,583	$3,985	$53,161
Property operating expenses, other operating and real estate taxes	(8,235)	(4,979)	—	(13,214)
General and administrative expenses	(7,397)	(608)	—	(8,005)
Depreciation and amortization	(10,568)	(3,335)	—	(13,903)
Impairment of asset	(5,000)	—	—	(5,000)
Operating income	6,393	2,661	3,985	13,039
Equity in earnings of unconsolidated affiliates	699	2,707	—	3,406
Gain on disposition of property of unconsolidated affiliates	—	17,105	—	17,105
Loss on debt extinguishment	—	(25)	—	(25)
Gain on disposition of properties	—	61,841	—	61,841
Interest and other finance expense	(7,329)	(2,635)	—	(9,964)
Income tax benefit (provision)	75	(19)	—	56
Net (loss) income	$(162)	$81,635	$3,985	$85,458
Noncontrolling interests
Net loss (income) attributable to noncontrolling interests	$2,205	$(61,168)	$—	$(58,963)
Net income attributable to Common Shareholders	$2,043	$20,467	$3,985	$26,495

Real Estate at Cost	$1,553,174	$1,025,406	$—	$2,578,580
Total Assets	$1,650,555	$1,154,213	$168,931	$2,973,699
Acquisition of Real Estate	$—	$52,800	$—	$52,800
Investment in Redevelopment and Improvements	$3,271	$61,480	$—	$64,751

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

11.    SEGMENT REPORTING (continued)

Three Months Ended June 30, 2014

(dollars in thousands)	Core Portfolio	Funds	Structured Financing	Total
Revenues	$30,535	$13,934	$5,042	$49,511
Property operating expenses, other operating and real estate taxes	(7,587)	(4,627)	—	(12,214)
General and administrative expenses	(6,238)	(641)	—	(6,879)
Depreciation and amortization	(8,300)	(3,284)	—	(11,584)
Operating income	8,410	5,382	5,042	18,834
Equity in earnings of unconsolidated affiliates	227	1,203	—	1,430
Loss on debt extinguishment	(3)	(63)	—	(66)
Gain on disposition of property	—	561	—	561
Interest and other finance expense	(6,627)	(2,907)	—	(9,534)
Income tax benefit (provision)	91	(8)	—	83
Income from continuing operations	2,098	4,168	5,042	11,308
Discontinued operations
Gain on disposition of property	—	560	—	560
Net income	$2,098	$4,728	$5,042	$11,868
Noncontrolling interests
Continuing operations	$(1,036)	$1,093	$—	$57
Discontinued operations	(4)	(457)	—	(461)
Net (income) loss attributable to noncontrolling interests	$(1,040)	$636	$—	$(404)
Net income attributable to Common Shareholders	$1,058	$5,364	$5,042	$11,464

Real Estate at Cost	$1,184,956	$797,673	$—	$1,982,629
Total Assets	$1,153,586	$1,122,303	$96,307	$2,372,196
Acquisition of Real Estate	$17,100	$—	$—	$17,100
Investment in Redevelopment and Improvements	$754	$30,052	$—	$30,806

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

11.    SEGMENT REPORTING (continued)

Six Months Ended June 30, 2015

(dollars in thousands)	Core Portfolio	Funds	Structured Financing	Total
Revenues	$73,186	$25,063	$7,393	$105,642
Property operating expenses, other operating and real estate taxes	(17,926)	(11,431)	—	(29,357)
General and administrative expenses	(14,208)	(1,329)	—	(15,537)
Depreciation and amortization	(20,475)	(7,086)	—	(27,561)
Impairment of asset	(5,000)	—	—	(5,000)
Operating income	15,577	5,217	7,393	28,187
Equity in earnings of unconsolidated affiliates	1,133	8,866	—	9,999
Gain on disposition of property of unconsolidated affiliates	—	17,105	—	17,105
Loss on debt extinguishment	—	(134)	—	(134)
Gain on disposition of property	—	88,984	—	88,984
Interest and other finance expense	(13,797)	(4,988)	—	(18,785)
Income tax provision	(405)	(956)	—	(1,361)
Net income	$2,508	$114,094	$7,393	$123,995
Noncontrolling interests
Net loss (income) attributable to noncontrolling interests	$2,026	$(82,979)	$—	$(80,953)
Net income attributable to Common Shareholders	$4,534	$31,115	$7,393	$43,042

Real Estate at Cost	$1,553,174	$1,025,406	$—	$2,578,580
Total Assets	$1,650,555	$1,154,213	$168,931	$2,973,699
Acquisition of Real Estate	$169,235	$103,836	$—	$273,071
Investment in Redevelopment and Improvements	$9,624	$95,621	$—	$105,245

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

11.    SEGMENT REPORTING (continued)

Six Months Ended June 30, 2014

(dollars in thousands)	Core Portfolio	Funds	Structured Financing	Total
Revenues	$60,684	$26,576	$8,936	$96,196
Property operating expenses, other operating and real estate taxes	(15,493)	(10,202)	—	(25,695)
General and administrative expenses	(12,651)	(1,124)	—	(13,775)
Depreciation and amortization	(16,633)	(6,538)	—	(23,171)
Operating income	15,907	8,712	8,936	33,555
Equity in earnings of unconsolidated affiliates	323	4,136	—	4,459
Loss on debt extinguishment	(3)	(266)	—	(269)
Gain on disposition of property	12,387	561	—	12,948
Interest and other finance expense	(13,510)	(6,675)	—	(20,185)
Income tax provision	(13)	(72)	—	(85)
Income from continuing operations	15,091	6,396	8,936	30,423
Discontinued operations
Gain on disposition of property	—	560	—	560
Net income	15,091	6,956	8,936	30,983
Noncontrolling interests
Continuing operations	(1,453)	3,990	—	2,537
Discontinued operations	(4)	(457)	—	(461)
Net (income) loss attributable to noncontrolling interests	(1,457)	3,533	—	2,076
Net income attributable to Common Shareholders	$13,634	$10,489	$8,936	$33,059

Real Estate at Cost	$1,184,956	$797,673	$—	$1,982,629
Total Assets	$1,153,586	$1,122,303	$96,307	$2,372,196
Acquisition of Real Estate	$107,600	$—	$—	$107,600
Investment in Redevelopment and Improvements	$2,182	$66,129	$—	$68,311

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

12.    LONG-TERM INCENTIVE COMPENSATION

During the six months ended June 30, 2015, the Company issued 247,863 LTIP Units and 8,640 Restricted Share Units to employees of the Company pursuant to its Amended and Restated 2006 Share Incentive Plan (the "Share Incentive Plan"). These awards were measured at their fair value on the grant date, which was established as the market price of the Company's Common Shares as of the close of trading on the day preceding the grant date. The value of the above Restricted Share Units and LTIP Units will be recognized as compensation expense over the vesting period. Compensation expense of $0.4 million and $0.9 million has been recognized in the accompanying consolidated statements of income related to these awards for the three and six months ended June 30, 2015, respectively. Total long-term incentive compensation expense, including the expense related to the above-mentioned plans, was $1.7 million and $1.6 million for the three months ended June 30, 2015 and 2014, respectively, and $3.5 million and $3.0 million for the six months ended June 30, 2015 and 2014, respectively.

In addition, members of the Board of Trustees (the "Board") have been issued units under the Share Incentive Plan. During the quarter ended June 30, 2015 the Company issued 14,179 Restricted Shares and 6,986 LTIP Units to Trustees of the Company in connection with Trustee fees. Vesting with respect to 6,469 of the Restricted Shares and 4,416 of the LTIP Units will be on the first anniversary of the date of issuance and 7,710 of the Restricted Shares and 2,570 of the LTIP Unites vest over three years with 33% vesting on each of the next three anniversaries of the issuance date. The Restricted Shares do not carry voting rights or other rights of Common Shares until vesting and may not be transferred, assigned or pledged until the recipients have a vested non-forfeitable right to such shares. Dividends are not paid currently on unvested Restricted Shares, but are paid cumulatively from the issuance date through the applicable vesting date of such Restricted Shares. Trustee fee expense related to this issuance was $0.03 million for the three months ended June 30, 2015.

In 2009, the Company adopted the Long Term Investment Alignment Program (the "Program") pursuant to which the Company may award units primarily to senior executives which would entitle them to receive up to 25% of any future Fund III Promote or Fund IV Promote when and if such Promotes are ultimately realized. The Company has awarded all of the units under the Program related to the Fund III Promote and 20% of the units related to the Fund IV Promote. During the quarter ended June 30, 2015, the Company amended the Program to require Board approval for all amounts paid in connection with units awarded to senior executives. Compensation relating to these awards will be recognized in each reporting period in which Board approval is granted.

This amendment to the Program was not applicable to awards issued to non-senior executives of the Company. In accordance with ASC Topic 718, "Compensation - Stock Compensation," compensation relating to these non-senior executive awards will be recorded based on the change in the estimated fair value at each reporting period. During the quarter ended June 30, 2015, compensation expense of $0.7 million was recognized in connection with the Fund III awards and the units awarded in connection with Fund IV were determined to have no value.

13.    SUBSEQUENT EVENTS

During July 2015, the Company received a repayment of $9.8 million, representing the full principal repayment on an $8.0 million note receivable and $1.8 million of accrued interest.

During July 2015, the Company received a repayment of $12.0 million related to three non-performing loans. These loans had an aggregate carrying value of $8.0 million as of June 30, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is based on our consolidated financial statements as of June 30, 2015 and 2014 and for each of the three and six months then ended. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto ("Notes to Consolidated Financial Statements").

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

As of June 30, 2015, we operated 145 properties, which we own or have an ownership interest in, within our Core Portfolio and Funds. These properties primarily consist of high-quality retail properties located in key street and urban retail corridors as well as suburban locations within high-barrier-to-entry, densely-populated metropolitan areas in the United States.

•	Core Portfolio

◦
Our Core Portfolio consists of those properties we either entirely own, or partially own in joint ventures, through the Operating Partnership, or subsidiaries thereof, not including those properties owned through our Funds. There are 89 properties in our Core Portfolio totaling 4.7 million square feet. As of June 30, 2015, the Core Portfolio physical occupancy was 96.4% and leased occupancy, which includes executed leases for which rent has not yet commenced, was 97.0%.

•	Funds

◦	Fund I has three properties totaling 0.1 million square feet.

◦	Fund II has four properties, two of which (representing 0.3 million square feet) are operating, one of which is under construction, and one of which is in the design phase.

◦	Fund III has 11 properties, eight of which (representing 1.3 million square feet) are operating and three of which are in various stages of redevelopment.

◦	Fund IV has 38 properties, 10 of which (representing 0.9 million square feet) are operating and 28 of which are in various stages of development.

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

RESULTS OF OPERATIONS
A discussion of the significant variances and primary factors contributing thereto within our results of operations are addressed below. Where there were no significant variances from period to period, the information in the following tables is presented without further discussion:

Comparison of the three months ended June 30, 2015 ("2015") to the three months ended June 30, 2014 ("2014")

(dollars in millions)	2015			2014
Revenues	Core Portfolio	Funds	Structured Financing	Core Portfolio	Funds	Structured Financing
Rental income	$30.5	$9.3	$—	$25.1	$11.0	$—
Interest income	—	—	4.0	—	—	3.0
Expense reimbursements	6.0	1.9	—	5.3	2.5	—
Other	1.1	0.5	—	0.1	0.4	2.0
Total revenues	$37.6	$11.7	$4.0	$30.5	$13.9	$5.0

Rental income in the Core Portfolio increased $5.4 million as a result of additional rents from property acquisitions in 2014 and 2015 ("Core Acquisitions"). Rental income in the Funds decreased $1.7 million due to decreases of $2.0 million relating to property dispositions in 2015 ("Fund Dispositions") and a tenant vacancy at 161st Street. These decreases were partially offset by property acquisitions in 2015 ("Fund Acquisitions").

The $1.0 million increase in interest income in Structured Financing was from new loans originated during 2014 and 2015.

Other income in the Core Portfolio increased $1.0 million due to a gain on acquisition of an unaffiliated partner's remaining interest in the Route 202 Shopping Center during 2015.

The decrease of $2.0 million in other income in Structured Financing resulted from the collection on a note during 2014 that was previously reserved for.

(dollars in millions)	2015			2014
Operating Expenses	Core Portfolio	Funds	Structured Financing	Core Portfolio	Funds	Structured Financing
Property operating	$4.0	$2.2	$—	$3.4	$2.3	$—
Other operating	0.1	0.5	—	0.9	—	—
Real estate taxes	4.2	2.2	—	3.3	2.3	—
General and administrative	7.4	0.6	—	6.2	0.6	—
Depreciation and amortization	10.6	3.3	—	8.3	3.3	—
Impairment of asset	5.0	—	—	—	—	—
Total operating expenses	$31.3	$8.8	$—	$22.1	$8.5	$—

Real estate taxes in the Core Portfolio increased $0.9 million as a result of Core Acquisitions.

General and administrative expenses in the Core Portfolio increased $1.2 million due to increased compensation expense, which included $0.7 million related to the Long Term Incentive Alignment Program (Note 12).

The impairment of asset in the Core Portfolio represents a charge within the Brandywine Portfolio (Note 1).

The $2.3 million increase in depreciation and amortization in the Core Portfolio was attributable to Core Acquisitions.

(dollars in millions)	2015			2014
Other	Core Portfolio	Funds	Structured Financing	Core Portfolio	Funds	Structured Financing
Equity in earnings of unconsolidated affiliates	$0.7	$2.7	$—	$0.2	$1.2	$—
Gain on disposition of property of unconsolidated affiliates	—	17.1	—	—	—	—
Loss on debt extinguishment	—	—	—	—	(0.1)	—
Gain on disposition of properties	—	61.8	—	—	0.6	—
Interest and other finance expense	(7.3)	(2.6)	—	(6.6)	(2.9)	—
Income tax benefit	0.1	—	—	0.1	—	—
Income from discontinued operations	—	—	—	—	0.6	—
Net (income) loss attributable to noncontrolling interests -
- Continuing operations	2.2	(61.2)	—	(1.0)	1.1	—
- Discontinued operations	—	—	—	—	(0.5)	—

Equity in earnings of unconsolidated affiliates in the Funds increased $1.5 million because of distributions in excess of basis from our RCP Venture during 2015.

The gain on disposition of property of unconsolidated affiliates in the Funds resulted from our pro-rata share of a gain from the sale of the White City Shopping Center.

The gain on disposition of properties in the Funds during 2015 is from the sales of Lincoln Park Centre, Liberty Avenue and the air rights at Fund II's City Point project.

Net (income) loss attributable to noncontrolling interests in the Funds represents their share of all Fund variances discussed above.

Comparison of the six months ended June 30, 2015 ("2015") to the six months ended June 30, 2014 ("2014")

(dollars in millions)	2015			2014
Revenues	Core Portfolio	Funds	Structured Financing	Core Portfolio	Funds	Structured Financing
Rental income	$59.1	$18.9	$—	$49.4	$20.5	$—
Interest income	—	—	7.4	—	—	6.2
Expense reimbursements	12.6	5.3	—	11.1	5.5	—
Other	1.5	0.9	—	0.2	0.5	2.7
Total revenues	$73.2	$25.1	$7.4	$60.7	$26.5	$8.9

Rental income in the Core Portfolio increased $9.7 million from Core Acquisitions. Rental income in the Funds decreased $1.6 million due to a $3.6 million decrease relating to Fund Dispositions in 2015 and a tenant vacancy at 161st Street. These decreases were offset by Fund Acquisitions and tenant lease-up of $2.0 million.

The $1.2 million increase in interest income in Structured Financing was from new loan originations during 2014 and 2015.

The increase of $1.5 million in expense reimbursements in the Core Portfolio was from Core Acquisitions.

Other income in the Core Portfolio increased $1.3 million because of a gain on the acquisition of the unaffiliated partner's remaining interest in the Route 202 Shopping Center during 2015.

Other income decreased $2.7 million in Structured Financing from the collection of two notes during 2014 that were previously reserved for.

(dollars in millions)	2015			2014
Operating Expenses	Core Portfolio	Funds	Structured Financing	Core Portfolio	Funds	Structured Financing
Property operating	$9.1	$4.8	$—	$7.4	$5.4	$—
Other operating	0.6	2.1	—	1.4	0.2	—
Real estate taxes	8.2	4.5	—	6.7	4.6	—
General and administrative	14.2	1.3	—	12.7	1.1	—
Depreciation and amortization	20.5	7.1	—	16.6	6.5	—
Impairment of asset	5.0	—	—	—	—	—
Total operating expenses	$57.6	$19.8	$—	$44.8	$17.8	$—

Property operating expenses in the Core Portfolio increased $1.7 million due to Core Acquisitions and an increase in credit loss.

Other operating expenses in the Funds increased $1.9 million from additional acquisition costs.

The $1.5 million increase in real estate taxes in the Core Portfolio resulted from Core Acquisitions.

General and administrative expenses in the Core Portfolio increased $1.5 million as a result of increased compensation expense.

Depreciation and amortization expense in the Core Portfolio increased $3.9 million due to Core Acquisitions.

The impairment of asset in the Core Portfolio was a charge at a property within the Brandywine Portfolio.

(dollars in millions)	2015			2014
Other	Core Portfolio	Funds	Structured Financing	Core Portfolio	Funds	Structured Financing
Equity in earnings of unconsolidated affiliates	$1.1	$8.9	$—	$0.3	$4.1	$—
Gain on disposition of property of unconsolidated affiliates	—	17.1	—	—	—	—
Loss on debt extinguishment	—	(0.1)	—	—	(0.3)	—
Gain on disposition of properties	—	89.0	—	12.4	0.6	—
Interest and other finance expense	(13.8)	(5.0)	—	(13.5)	(6.7)	—
Income tax provision	(0.4)	(1.0)	—	—	(0.1)	—
Income from discontinued operations	—	—	—	—	0.6	—
Net (income) loss attributable to noncontrolling interests -
- Continuing operations	2.0	(83.0)	—	(1.5)	4.0	—
- Discontinued operations	—	—	—	—	(0.5)	—

Equity in earnings of unconsolidated affiliates in the Funds increased $4.8 million from distributions in excess of basis from our RCP Venture during 2015.

The gain on disposition of property of unconsolidated affiliates in the Funds represents our pro-rata share from the sale of White City Shopping Center.

The gain on disposition of properties in the Core Portfolio of $12.4 million in 2014 represents the gain on the disposal of Walnut Hill Plaza through foreclosure. Gain on disposition of properties in the Funds during 2015 is from the sale of Lincoln Park Centre, Liberty Avenue and the air rights at the City Point project.

Interest and other finance expense in the Funds decreased $1.7 million from (i) a $1.6 million decrease related to lower average interest rates during 2015 and (ii) a $1.3 million increase in capitalized interest related to our City Point redevelopment project during 2015. These decreases were offset by a $1.2 million increase related to higher average outstanding borrowings during 2015.

Income tax provision in the Funds in 2015 related to corporate federal income taxes incurred by a Fund IV investor.

Net (income) loss attributable to noncontrolling interests in the Funds represents their share of all Fund variances discussed above.

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

Net Property Operating Income

NOI is determined as follows:

(dollars in millions)
Reconciliation of Consolidated Operating Income to NOI - Core Portfolio
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Consolidated Operating Income	$13.0	$18.8	$28.2	$33.6
Add back:
General and administrative	8.0	6.9	15.5	13.8
Depreciation and amortization	13.9	11.6	27.6	23.1
Impairment of asset	5.0	—	5.0	—
Less:
Interest income	(4.0)	(3.0)	(7.4)	(6.2)
Straight-line rent and other adjustments	(2.7)	(3.7)	(3.3)	(5.5)
Consolidated NOI	33.2	30.6	65.6	58.8
Less: Noncontrolling interest in consolidated NOI	(8.4)	(10.2)	(17.8)	(18.8)
Less: Operating Partnership's interest in Fund NOI included above	(1.3)	(1.6)	(2.9)	(2.9)
Add: Operating Partnership's share of unconsolidated joint ventures NOI [1]	2.7	0.9	5.2	1.8
Core Portfolio NOI	$26.2	$19.7	$50.1	$38.9

Note:

(1) Does not include the Operating Partnership's share of NOI from unconsolidated joint ventures within the Funds

Same-property NOI includes properties in our Core Portfolio that we owned for both the current and prior periods presented, but excludes those properties which we acquired, sold or expected to sell, and redeveloped during these periods. We define a redevelopment property as an asset that is being repositioned in its market or undergoing significant renovation. Redevelopment activities involve taking a substantial portion of leasable space temporarily out of service and typically include structural work, demising of existing space and/or facade renovation. The following table summarizes same-property NOI for our Core Portfolio for the three and six months ended June 30, 2015 and 2014:

(dollars in millions)
Reconciliation of Core Portfolio NOI to Same-Property NOI
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Core Portfolio NOI	$26.2	$19.7	$50.1	$38.9
Less: properties excluded from Same-Property NOI	(7.7)	(1.9)	(13.3)	(3.3)
Same-Property NOI	$18.5	$17.8	$36.8	$35.6

Percent change from 2014	3.7%		3.4%

Components of Same-Property NOI
Same-Property Revenues	$24.2	$23.8	$49.2	$48.0
Same-Property Operating Expenses	(5.7)	(6.0)	(12.4)	(12.4)
Same-Property NOI	$18.5	$17.8	$36.8	$35.6

The increase in Same-Property NOI in the Core Portfolio for the three and six months ended June 30, 2015 were primarily attributable to contractual rent increases.

The following table summarizes rent spreads on both a cash basis and straight-line basis for new and renewal leases based on leases executed within our Core Portfolio during the three and six months ended June 30, 2015. Cash basis represents a comparison of rent most recently paid on the previous lease as compared to the initial rent paid on the new lease. Straight-line basis represents a comparison of rents as adjusted for contractual escalations, abated rent and lease incentives for the same comparable leases.

Rent Spreads on New and Renewal Leases - Core Portfolio
	Three Months Ended		Six Months Ended
	June 30, 2015		June 30, 2015
Core Portfolio New and Renewal Leases	Cash Basis	Straight-Line Basis (GAAP)	Cash Basis	Straight-Line Basis (GAAP)
Number of new and renewal leases executed	20	20	29	29
Gross leasable area	112,665	112,665	174,627	174,627
New average base rent	$20.01	$20.97	$20.20	$21.15
Expiring average base rent	$18.84	$18.08	$18.07	$17.44
Percent growth in average base rent	6.2%	16.0%	11.7%	21.3%
Average cost per square foot (1)	$8.26	$8.26	$12.57	$12.57
Weighted average lease term (years)	5.4	5.4	6.6	6.6
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

It is helpful as it excludes various items included in net income that are not indicative of operating performance, such as gains (losses) from sales of depreciated property, depreciation and amortization, and impairment of depreciable real estate. Although we calculate FFO consistent with the NAREIT definition, other REITs may calculate it differently and, accordingly, our calculation may not be comparable to such other REITs. FFO does not represent cash generated from operations as defined by GAAP and is not indicative of cash available to fund all cash needs, including distributions. FFO should not be considered as an alternative to net income for the purpose of evaluating our performance or to cash flows as a measure of liquidity.

The reconciliation of net income to FFO for the three and six months ended June 30, 2015 and 2014 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(amounts in millions, except per share amounts)	2015	2014	2015	2014
Funds From Operations
Net income attributable to Common Shareholders	$26.5	$11.5	$43.0	$33.1
Depreciation of real estate and amortization of leasing costs (net of noncontrolling interests’ share)	11.5	9.0	22.5	17.8
(Gain) loss on sale (net of noncontrolling interests’ share)	(5.8)	0.2	(11.2)	(12.2)
Impairment of asset (net of noncontrolling interests’ share)	1.1	—	1.1	—
Income attributable to Common OP Unit holders	1.5	0.4	2.5	1.3
Funds from operations attributable to Common Shareholders and Common OP Unit holders	$34.8	$21.1	$57.9	$40.0
Funds From Operations per Share - Diluted
Weighted average number of Common Shares and Common OP Units	73.1	60.5	72.8	59.5
Diluted funds from operations, per Common Share and Common OP Unit	$0.48	$0.35	$0.80	$0.67

USES OF LIQUIDITY

Our principal uses of liquidity are (i) distributions to our shareholders and OP unit holders, (ii) investments which include the property acquisitions and redevelopment/re-tenanting activities within our Core Portfolio and the funding of our capital committed to the Funds, (iii) distributions to our Fund investors and (iv) debt service and loan repayments.

Distributions

In order to qualify as a REIT for Federal income tax purposes, we must currently distribute at least 90% of our taxable income to our shareholders. For the six months ended June 30, 2015, we paid dividends and distributions on our Common Shares, Common OP Units and LTIP Units totaling $57.0 million, which were funded from the Operating Partnership's share of operating cash flow.

Distributions of $1.7 million were made to noncontrolling interests in Fund I during the six months ended June 30, 2015 as a result of operating cash flows.

Distributions of $48.6 million were made to noncontrolling interests in Fund III during the six months ended June 30, 2015. Of this, $47.7 million resulted from proceeds following the dispositions of Lincoln Park Centre and White City Shopping Center (Note 4), and $0.9 million resulted from financing proceeds.

Distributions of $4.6 million were made to noncontrolling interests in Fund IV during the six months ended June 30, 2015. Of this, $0.2 million was made from operating cash flows and $4.4 million resulted from financing proceeds.

Investments

Core Portfolio

For the six months ended June 30, 2015, we acquired two properties for an aggregate purchase price of $179.0 million. In addition, we acquired the remaining 77.78% outstanding interest in a joint venture we had with an unaffiliated third party for $5.6 million. See Note 4 to the Notes to Consolidated Financial Statements for a discussion of these investments.

Structured Financings

As of June 30, 2015, our structured financing portfolio, net of allowances aggregated $168.9 million with related accrued interest of $12.7 million. The notes were collateralized by the underlying properties, the borrower's ownership interest in the entities that own the properties and/or by the borrower's personal guarantee. Effective interest rates on our notes receivable ranged from 2.5% to 24.0% with maturities from July 2015 through November 2020.

Investments made in our structured financing portfolio during 2015 are discussed in Note 6 in the Notes to the Consolidated Financial Statements.

Funds

During April 2015, Fund II acquired an additional interest in City Point - Tower I for $19.8 million of cash and the assumption of $81.0 million of debt. As a result of the acquisition, Fund II owns 91.55% of the asset. See Note 4 to the Notes to Consolidated Financial Statements for a discussion of this investment.

For the six months ended June 30, 2015, Fund IV acquired two properties for an aggregate purchase price of $84.0 million, of which the Operating Partnership's share was $19.4 million. See Note 4 to the Notes to Consolidated Financial Statements for a discussion of this investment.

As part of our Fund investment strategy, we acquire real estate assets that require significant redevelopment. As of June 30, 2015, we had nine redevelopment projects, four of which are under construction and seven of which are in various stages of development as follows:

(dollars in millions)
Property	Owner	Costs to date	Anticipated additional costs (1)	Status	Anticipated square feet upon completion	Anticipated completion dates
City Point (2)	Fund II	$287.2	$102.8 - $122.8	Construction commenced	763,000	2016/2020
Sherman Plaza	Fund II	35.4	To be determined	Pre-construction	To be determined	To be determined
Cortlandt Crossing	Fund III	13.3	33.7 - 42.7	Pre-construction	150,000 - 170,000	2017
3104 M Street NW	Fund III	4.8	3.2 - 4.2	Construction commenced	10,000	2016
Broad Hollow Commons	Fund III	14.2	35.8 - 45.8	Pre-construction	180,000 - 200,000	2016
210 Bowery	Fund IV	10.6	7.9 - 11.9	Construction commenced	16,000	2016
Broughton Street Portfolio	Fund IV	50.2	34.8 - 39.8	Construction commenced	200,000	2016
27 E. 61st Street	Fund IV	20.7	2.1 - 6.1	Pre-construction	9,500	2016
801 Madison Avenue	Fund IV	33.5	2.5 - 7.5	Pre-construction	5,000	2016
Total		$469.9	$222.8 - $280.8

Notes:

(1) Anticipated additional costs are estimated ranges for completing the projects and include costs for tenant improvements and leasing commissions. The Operating Partnership's share of these costs are estimated to range from $44.6 million to $56.2 million.

(2) Phases I and II have an estimated completion date of 2016. Phase III has an estimated completion date of 2020.

Debt Service and Loan Repayments

For the six months ended June 30, 2015 the Company repaid three loans with an aggregate principal balance of $65.0 million. See Note 8 to the Notes to Consolidated Financial Statements for a discussion of these repayments. In addition, the Company made scheduled amortization payments totaling $4.1 million during the six months ended June 30, 2015.

Share Repurchase

We have an existing share repurchase program that authorizes management, at its discretion, to repurchase up to $20.0 million of our outstanding Common Shares. The program may be discontinued or extended at any time and there is no assurance that we will purchase the full amount authorized. Under this program we have repurchased 2.1 million Common Shares, none of which were repurchased after December 2001. As of June 30, 2015, management has remaining authority to repurchase up to approximately $7.5 million of our outstanding Common Shares under this program.

SOURCES OF LIQUIDITY

Our principal sources of liquidity include (i) the issuance of both Common Shares and OP Units, (ii) the issuance of both secured and unsecured debt, (iii) unfunded capital commitments from noncontrolling interests within our Funds III and IV of $54.8 million and $277.7 million, respectively, (iv) future sales of existing properties and (v) cash on hand of $104.7 million as of June 30, 2015 and future cash flows from operating activities.

Issuance of Equity

During May 2014, we filed a universal, unlimited shelf registration on Form S-3. The registration is active through May 2017 and allows the Company to issue Common Shares, Preferred Shares, debt securities and other securities with no restrictions on the amount.

During 2015, we have issued 0.6 million Common Shares under our at-the-market ("ATM") equity program for net proceeds of $21.1 million. See Note 3 in the Notes to Consolidated Financial Statements for additional information related to our ATM equity program.

Asset Sales

In January 2015, we completed the sale of Fund III's Lincoln Park Centre for $64.0 million. After the repayment of $28.0 million of debt, the Operating Partnership's share of net proceeds was $7.2 million.

During April 2015, we completed the sale of Fund III's White City property for $96.8 million. After the repayment of $56.4 million of debt, the Operating Partnership's share of net proceeds was $5.1 million.

During May 2015, we completed the sale of a 92.5% interest in Phase III at Fund II's City Point project for $115.6 million. The purchase price was comprised of $85.8 million in cash and the issuance of a $29.8 million note. After the repayment of $20.7 million of debt, the Operating Partnership's share of net proceeds was $13.0 million.

During May 2015, we completed the disposition of Fund II's Liberty Avenue for a sales price of $24.0 million. Net of the repayment of $8.9 million of debt, the Operating Partnership's share of net proceeds was $2.8 million.

See Note 4 in the Notes to the Consolidated Financial Statements for additional information related to our asset dispositions.

Structured Financing Repayments

See Note 6 in the Notes to Consolidated Financial Statements, for an overview of our notes receivable and preferred equity investments, and for payments received during the six months ended June 30, 2015.

Debt Financings

During the six months ended June 30, 2015, we received loan proceeds of $268.8 million, and made repayments of $188.2 million. See Note 8 in the Notes to Consolidated Financial Statements for additional information on the transactions related to mortgage loans, bond financing and credit facilities completed during the six months ended June 30, 2015.

As of June 30, 2015, mortgages and other notes payable aggregated $1,324.4 million, excluding the unamortized premium of $2.3 million, and the mortgages were collateralized by 41 properties and related tenant leases. Interest rates on our outstanding mortgage indebtedness and other notes payable ranged from 1.00% to 6.65% with maturities that ranged from July 2015 to March 2024. Taking into consideration $207.9 million of notional principal under variable to fixed-rate swap agreements currently in effect, $822.4 million of the mortgages and other notes payable, or 62.1%, was fixed at a 5.19% weighted average interest rate and $502.0 million, or 37.9% was floating at a 2.05% weighted average interest rate as of June 30, 2015. There is $141.2 million of debt maturing in 2015 at a weighted average interest rate of 2.11%. In addition, there is $3.9 million of scheduled principal amortization due in 2015. As it relates to the maturing debt in 2015, we may not have sufficient cash on hand to repay such indebtedness, and, therefore, we expect to refinance at least a portion of this indebtedness or select other alternatives based on market conditions as these loans mature.

The following table sets forth certain information pertaining to our secured and unsecured credit facilities:

(dollars in millions) Borrower	Total amount of credit facility	Amount borrowed as of December 31, 2014	Net borrowings (repayments) during the six months ended June 30, 2015	Amount borrowed as of June 30, 2015	Letters of credit outstanding as of June 30, 2015	Amount available under credit facilities as of June 30,2015
Term Loan	$50.0	$50.0	$—	$50.0	$—	$—
Unsecured Revolving Line (1)	150.0	—	83.5	83.5	12.5	54.0
Fund IV Revolving Subscription Line (2)	150.0	77.1	(54.7)	22.4	—	127.6
Fund II Revolving Line (1)	25.0	—	12.5	12.5	—	12.5
Fund IV Revolving Line (1)	50.0	—	34.5	34.5	—	15.5
Total	$425.0	$127.1	$75.8	$202.9	$12.5	$209.6

Notes:

(1) This is an unsecured revolving credit facility.
(2) The Fund IV revolving subscription line of credit is secured by unfunded investor capital commitments.

The following table summarizes our mortgage and other indebtedness as of June 30, 2015 and December 31, 2014:

(dollars in millions)
Description of Debt and Collateral	6/30/15	12/31/14	Interest Rate	Maturity	Payment Terms
Variable-rate debt
Liberty Avenue	$—	$9.0	LIBOR+2.75%	4/30/2015	Monthly principal and interest
210 Bowery	4.6	4.6	LIBOR+1.95%	7/31/2015	Interest only monthly
City Point	—	20.7	LIBOR+4.00%	8/12/2015	Interest only monthly
City Point	20.0	20.0	LIBOR+1.70%	8/23/2015	Interest only monthly
Cortlandt Towne Center	83.5	83.9	LIBOR+1.65%	10/26/2015	Monthly principal and interest
Nostrand Avenue	11.8	12.0	LIBOR+2.65%	2/1/2016	Monthly principal and interest
Heritage Shops	24.5	24.5	LIBOR+1.55%	2/28/2016	Interest only monthly
Broughton Street Portfolio	20.0	—	LIBOR+3.00%	5/5/2016	Interest only monthly
640 Broadway	22.3	22.6	LIBOR+2.95%	7/1/2016	Monthly principal and interest
City Point	62.0	—	SIFMA+1.60%	12/1/2016	Interest only monthly
Lincoln Park Centre	—	28.0	LIBOR+1.45%	12/3/2016	Interest only monthly
654 Broadway	8.9	9.0	LIBOR+1.88%	3/1/2017	Interest only monthly
New Hyde Park Shopping Center	11.5	11.7	LIBOR+1.85%	5/1/2017	Interest only monthly
938 W. North Avenue	12.5	12.5	LIBOR+2.35%	5/1/2017	Interest only monthly
1151 Third Avenue	12.5	12.5	LIBOR+1.75%	6/3/2017	Interest only monthly
161st Street	29.5	29.5	LIBOR+2.50%	4/1/2018	Interest only monthly
664 North Michigan Ave	43.7	44.4	LIBOR+1.65%	6/28/2018	Monthly principal and interest
Paramus Plaza	12.6	12.6	LIBOR+1.70%	2/20/2019	Interest only monthly
Lake Montclair	15.1	15.3	LIBOR+2.15%	5/1/2019	Monthly principal and interest
17 E. 71st Street	19.0	—	LIBOR+1.90%	6/9/2020	Interest only monthly
1035 Third Avenue	42.0	—	LIBOR+2.35%	1/28/2021	Interest only monthly
City Point	20.0	20.0	LIBOR+1.39%	11/1/2021	Interest only monthly
3104 M Street	1.3	0.1	PRIME+0.50%	12/10/2021	Interest only monthly
4401 White Plains Road	6.1	6.1	LIBOR+1.90%	9/1/2022	Monthly principal and interest
28 Jericho Turnpike	15.5	15.7	LIBOR+1.90%	1/23/2023	Monthly principal and interest
60 Orange Street	8.1	8.2	LIBOR+1.75%	4/3/2023	Monthly principal and interest
Sub-total mortgage notes payable	507.0	422.9
Unsecured debt
Fund IV revolving subscription line (1)	22.4	77.1	LIBOR+1.65%	11/20/2015	Interest only monthly
Fund II Revolving Line	12.5	—	LIBOR+2.75%	10/19/2016	Interest only monthly
Fund IV Term Loan	34.5	—	LIBOR+2.75%	2/9/2017	Interest only monthly
Unsecured Revolving Line	83.5	—	LIBOR+1.30%	1/31/2018	Interest only monthly
Term Loan	50.0	50.0	LIBOR+1.40%	11/25/2019	Interest only monthly
Sub-total credit facilities	202.9	127.1
Interest rate swaps (2)	(207.9)	(223.8)
Total variable-rate debt, net of swaps	502.0	326.2

(dollars in millions)
Description of Debt and Collateral	6/30/15	12/31/14	Interest Rate	Maturity	Payment Terms
Fixed-rate debt
Crescent Plaza	$—	$16.5	4.98%	9/6/2015	Monthly principal and interest
Pacesetter Park Shopping Center	11.2	11.3	5.13%	11/6/2015	Monthly principal and interest
Elmwood Park Shopping Center	31.9	32.2	5.53%	1/1/2016	Monthly principal and interest
Chicago Street Retail Portfolio	15.1	15.3	5.61%	2/1/2016	Monthly principal and interest
The Gateway Shopping Center	19.3	19.4	5.44%	3/1/2016	Monthly principal and interest
330-340 River Street	10.5	10.7	5.24%	5/1/2016	Monthly principal and interest
Brandywine	166.2	166.2	6.00%	7/1/2016	Interest only monthly
Rhode Island Place Shopping Center	15.9	16.0	6.35%	12/1/2016	Monthly principal and interest
City Point	19.0	—	1.25%	12/1/2016	Interest only monthly
Convertible Note	—	0.4	3.75%	12/15/2016	Interest only monthly
239 Greenwich Avenue	26.0	26.0	5.42%	2/11/2017	Interest only monthly
639 West Diversey	4.2	4.2	6.65%	3/1/2017	Monthly principal and interest
Merrillville Plaza	25.3	25.5	5.88%	8/1/2017	Monthly principal and interest
Bedford Green	29.4	29.6	5.10%	9/5/2017	Monthly principal and interest
216th Street	25.5	—	5.80%	10/1/2017	Interest only monthly
City Point	5.3	5.3	1.00%	8/23/2019	Interest only monthly
City Point	200.0	199.0	4.75%	5/29/2020	Interest only monthly
163 Highland Avenue	9.7	—	4.66%	3/1/2024	Monthly principal and interest
Interest rate swaps (2)	207.9	223.8
Total fixed-rate debt, including swaps	822.4	801.4
Unamortized premium	2.3	2.9
Total	$1,326.7	$1,130.5

Notes:

(1) The Fund IV revolving subscription line of credit is secured by unfunded investor capital commitments.

(2) Represents the amount of our variable-rate debt that has been fixed through certain cash flow hedge transactions. See Note 7 to the Notes to Consolidated Financial Statements for a discussion of these transactions.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

At June 30, 2015, maturities on our mortgages and other notes payable ranged from July 2015 to March 2024. In addition, we have non-cancelable ground leases, with terms expiring between 2019 and 2078, at seven of our properties. We also lease space for our corporate headquarters for a term expiring in 2027. The following table summarizes our debt maturities, obligations under non-cancelable operating leases and construction contracts as of June 30, 2015:

(dollars in millions)	Payments due by period
Contractual obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Future debt maturities	$1,324.4	$280.0	$644.9	$303.3	$96.2
Interest obligations on debt	140.6	47.3	50.0	31.5	11.8
Operating lease obligations (1)	25.2	1.5	7.7	3.8	12.2
Construction commitments	94.6	94.6	—	—	—
Total	$1,584.8	$423.4	$702.6	$338.6	$120.2

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

See Note 5 of the Notes to Consolidated Financial Statements for a discussion of our unconsolidated investments. Our pro-rata share of debt related to these unconsolidated investments is as follows:

(dollars in millions)	Operating Partnership
Investment	Pro-rata share of mortgage debt	Interest rate at June 30, 2015	Maturity Date
Parkway Crossing	$2.3	2.39%	January 2016
Promenade at Manassas	5.7	1.59%	November 2016
1701 Belmont Avenue	0.7	4.00%	January 2017
Arundel Plaza	1.8	2.19%	April 2017
2819 Kennedy Boulevard	1.5	2.34%	December 2017
Eden Square	3.6	2.19%	December 2017
230/240 W. Broughton	0.4	2.09%	May 2018
Crossroads	33.1	3.94%	September 2024
840 N. Michigan	65.0	4.36%	February 2025
Georgetown Portfolio	8.9	4.72%	December 2027
Total	$123.0

Note:

In addition, we have arranged for the provision of two separate letters of credit in connection with certain leases and investments. As of June 30, 2015, there was no outstanding balance under the letters of credit. If the letters of credit were fully drawn, the maximum amount of our exposure would be $12.5 million.

HISTORICAL CASH FLOW

The following table compares the historical cash flows for the six months ended June 30, 2015 ("2015") with the cash flow for the six months ended June 30, 2014 ("2014"):

	Six Months Ended June 30,
(dollars in millions)	2015	2014	Change
Net cash provided by operating activities	$53.8	$46.0	$7.8
Net cash used in investing activities	(208.1)	(169.1)	(39.0)
Net cash provided by financing activities	41.5	130.7	(89.2)
Total	$(112.8)	$7.6	$(120.4)

A discussion of the significant changes in cash flows for 2015 compared to 2014 is as follows:

Operating Activities

The increase of $7.8 million in net cash provided by operating activities primarily resulted from the following:

•	Additional cash flow during 2015 from Core and Fund Property acquisitions

•	Additional RCP Venture distributions during 2015

Investing Activities

The increase of $39.0 million in net cash used in investing activities primarily resulted from the following:

Items which contributed to an increase in cash used in investing activities:

•	An increase of $165.5 million used in the acquisition of real estate during 2015

•	An increase of $36.9 million used in redevelopment and property improvement costs during 2015

•	An increase of $28.8 million used in issuance of notes receivable during 2015

•	A decrease of $18.6 million in return of capital from unconsolidated affiliates

•	A decrease of $12.0 million in proceeds from collections of notes receivable during 2015

Items which contributed to a decrease in cash used in investing activities:

•	An increase of $204.3 million in proceeds from disposition of properties during 2015

•	A decrease of $21.6 million in investments and advances to unconsolidated affiliates

Financing Activities

The $89.2 million decrease in net cash provided by financing activities resulted primarily from the following:

Items which contributed to a decrease in cash from financing activities:

•	A decrease of $67.4 million in net proceeds from the issuance of Common Shares, net of issuance costs during 2015

•	An increase of $27.5 million in dividends paid to Common Shareholders during 2015

•	An increase of $7.9 million in distributions to noncontrolling interests during 2015

Items which contributed to an increase in cash from financing activities:

•	An increase of $15.2 million of net borrowings during 2015

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

Currently, we manage our exposure to fluctuations in interest rates primarily through the use of fixed-rate debt and interest rate swap and cap agreements. As of June 30, 2015, we had total mortgage debt and other notes payable of $1,324.4 million, net of unamortized premium of $2.3 million, of which $822.4 million or 62.1% was fixed-rate, inclusive of interest rate swaps, and $502.0 million or 37.9% was variable-rate based upon certain indices, primarily LIBOR, plus certain spreads. As of June 30, 2015, we were a party to 16 interest rate swap transactions and four interest rate caps to hedge our exposure to changes in interest rates with respect to $207.9 million and $139.0 million of LIBOR-based variable-rate debt, respectively.

Of our total consolidated outstanding debt, $145.2 million and $434.2 million will become due in 2015 and 2016, respectively. As we intend on refinancing some or all of such debt at the then-existing market interest rates, which may be greater than the current interest rate, our interest expense would increase by approximately $5.8 million annually if the interest rate on the refinanced debt increased by 100 basis points. After giving effect to noncontrolling interests, our share of this increase would be $2.0 million.

Interest expense on our consolidated variable-rate debt, net of variable to fixed-rate swap agreements currently in effect, as of June 30, 2015 would increase by $5.0 million annually if the indices increased by 100 basis points. After giving effect to noncontrolling interests, our share of this increase would be $1.3 million. We may seek additional variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, we would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.

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

Part II.    Other Information

Item 1.    Legal Proceedings.

Other than as follows, there have been no material changes to any legal proceedings previously disclosed in the Company's most recently filed 10-K and 10-Q.

During December 2013, in connection with Phase II of Fund II’s City Point Project, Albee Development LLC ("Albee") and a non-affiliated construction manager were served with a Summons With Notice as well as a Demand for Arbitration by Casino Development Group, Inc. ("Casino"), the former contractor responsible for the excavation and concrete work at the City Point Project. Albee terminated the contract with Casino for cause prior to completion of the contract. Casino was seeking approximately $7.4 million. During the second quarter of 2015, the case was settled for $3.3 million, of which the Operating Partnership's share was $0.6 million.

As previously disclosed in the Company's Annual Report filed on Form 10-K, during August 2009, we terminated the employment of a former Senior Vice President (the "Former Employee") for engaging in conduct that materially violated the Company's employee handbook. The Company decided that the behavior fell within the definition of "cause" in his severance agreement with us and therefore did not pay him anything thereunder. The Former Employee brought a lawsuit against us in New York State Supreme Court (the "Court"), in the amount of $0.9 million alleging breach of the severance agreement. On August 7, 2014, the Court granted summary judgment in favor of the Company, as defendant, and against plaintiff, the Former Employee, finding that his conduct in fact and law, constituted “cause” under his severance agreement. The Court rendered two decisions, one granting the Company’s motion for summary judgment and a second denying the Former Employee's motion to dismiss the Company’s answer as an abuse of judicial discretion. The Former Employee has only appealed the latter decision. The Company continues to believe that it will be successful on appeal.
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

ACADIA REALTY TRUST

July 31, 2015	/s/ Kenneth F. Bernstein Kenneth F. Bernstein President and Chief Executive Officer (Principal Executive Officer)

July 31, 2015	/s/ Jonathan W. Grisham Jonathan W. Grisham Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Description
3.1	Declaration of Trust of the Company (incorporated by reference to the copy thereof filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K filed for the fiscal year ended December 31, 2012.)
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

10.2
First Amendment to Credit Agreement, among Acadia Realty Limited Partnership, as the Borrower, and Acadia Realty Trust and Certain Subsidiaries of Acadia Realty Limited Partnership from time to time party thereto, as Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender, L/C Issuer, and as a Lender, PNC Bank, National Association and Wells Fargo Bank, National Association, as Co-Documentation Agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as a Joint Lead Arranger and Sole Bookrunner and PNC Bank, National Association and Wells Fargo Securities, LLC, as Joint Lead Arrangers, dated September 30, 2014. (1)

10.3
Second Amendment to Credit Agreement, among Acadia Realty Limited Partnership, as the Borrower, and Acadia Realty Trust and Certain Subsidiaries of Acadia Realty Limited Partnership from time to time party thereto, as Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender, L/C Issuer, and as a Lender, PNC Bank, National Association and Wells Fargo Bank, National Association, as Co-Documentation Agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as a Joint Lead Arranger and Sole Bookrunner and PNC Bank, National Association and Wells Fargo Securities, LLC, as Joint Lead Arrangers, dated May 22, 2015. (1)

10.4	Form of Assignments and Assumptions of Carried Interest with respect to the Company's Long-Term Incentive Alignment Program. (1)
10.5	Form of Omnibus Amendment to the Series of Assignments and Assumptions of Carried Interest with respect to the Company's Long-Term Incentive Alignment Program. (1)
31.1	Certification of Chief Executive Officer pursuant to rule 13a–14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
31.2	Certification of Chief Financial Officer pursuant to rule 13a–14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
99.1
Amended and Restated Agreement of Limited Partnership of Acadia Realty Limited Partnership (not including immaterial amendments) (incorporated by reference to the copy thereof filed as Exhibit 10.1 (c) to the Company's Registration Statement on Form S-3 filed on March 3, 2000.)

99.2	Third Amendment to Amended and Restated Agreement of Limited Partnership of Acadia Realty Limited Partnership (1)
99.3
Eighth Amendment to Amended and Restated Agreement of Limited Partnership of Acadia Realty Limited Partnership (incorporated by reference to the copy thereof filed as Exhibit 10.8 to the Company's Registration Statement on Form S-3 filed on March 12, 2009.)

99.4
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