Form 10-Q
period 2015-09-30
ACADIA REALTY TRUST
filed 2015-11-06
CIK 899629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or
 ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number 1-12002

ACADIA REALTY TRUST

(Exact name of registrant in its charter)

MARYLAND (State or other jurisdiction of incorporation or organization)	23-2715194 (I.R.S. Employer Identification No.)

411 THEODORE FREMD AVENUE, SUITE 300, RYE, NY (Address of principal executive offices)	10580 (Zip Code)
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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒
As of November 6, 2015 there were 69,021,576 common shares of beneficial interest, par value $.001 per share, outstanding.

ACADIA REALTY TRUST AND SUBSIDIARIES

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements.

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(dollars in thousands)	September 30, 2015	December 31, 2014
ASSETS	(unaudited)
Operating real estate
Land	$492,216	$424,661
Buildings and improvements	1,560,761	1,329,080
Construction in progress	17,533	7,464
	2,070,510	1,761,205
Less: accumulated depreciation	286,797	256,015
Net operating real estate	1,783,713	1,505,190
Real estate under development	575,195	447,390
Notes receivable and preferred equity investments, net	153,351	102,286
Investments in and advances to unconsolidated affiliates	162,101	184,352
Cash and cash equivalents	72,814	217,580
Cash in escrow	27,033	20,358
Restricted cash	16,201	30,604
Rents receivable, net	37,931	36,962
Deferred charges, net	32,824	30,679
Acquired lease intangibles, net	49,690	44,618
Prepaid expenses and other assets	57,231	56,508
Assets of properties held for sale	—	56,073
Total assets	$2,968,084	$2,732,600

LIABILITIES
Mortgage and other notes payable	$1,111,753	$1,003,381
Unsecured notes payable	205,500	127,100
Distributions in excess of income from, and investments in, unconsolidated affiliates	13,406	12,564
Accounts payable and accrued expenses	41,461	34,026
Dividends and distributions payable	17,744	39,339
Acquired lease intangibles, net	31,248	29,585
Other liabilities	32,431	25,148
Liabilities of properties held for sale	—	25,500
Total liabilities	1,453,543	1,296,643

EQUITY
Shareholders' Equity
Common shares, $.001 par value, authorized 100,000,000 shares; issued and outstanding 69,020,777 and 68,109,287 shares, respectively	69	68
Additional paid-in capital	1,056,587	1,027,861
Accumulated other comprehensive loss	(7,346)	(4,005)
Retained earnings	38,865	31,617
Total shareholders’ equity	1,088,175	1,055,541
Noncontrolling interests	426,366	380,416
Total equity	1,514,541	1,435,957
Total liabilities and equity	$2,968,084	$2,732,600
See accompanying notes

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share amounts)	2015	2014	2015	2014
Revenues
Rental income	$40,722	$36,587	$118,693	$106,517
Interest income	5,728	3,006	13,121	9,219
Expense reimbursements	8,020	7,386	25,911	24,008
Other	2,382	681	4,769	4,112
Total revenues	56,852	47,660	162,494	143,856
Operating Expenses
Property operating	6,304	5,170	20,231	18,031
Other operating	396	1,588	3,115	3,183
Real estate taxes	6,153	5,666	18,864	16,905
General and administrative	7,603	7,123	23,140	20,898
Depreciation and amortization	17,461	12,884	45,022	36,055
Impairment of asset	—	—	5,000	—
Total operating expenses	37,917	32,431	115,372	95,072
Operating income	18,935	15,229	47,122	48,784
Equity in earnings of unconsolidated affiliates	2,195	2,923	12,194	7,382
Gain on disposition of property of unconsolidated affiliates	6,938	102,855	24,043	102,855
Loss on debt extinguishment	—	—	(134)	(269)
Gain on disposition of properties	79	190	89,063	13,138
Interest and other finance expense	(9,345)	(10,142)	(28,130)	(30,327)
Income from continuing operations before income tax (provision) benefit	18,802	111,055	144,158	141,563
Income tax (provision) benefit	(698)	17	(2,059)	(68)
Income from continuing operations	18,104	111,072	142,099	141,495
Discontinued Operations
Gain on disposition of property	—	—	—	560
Income from discontinued operations	—	—	—	560
Net income	18,104	111,072	142,099	142,055
Noncontrolling interests
Continuing operations	(4,328)	(82,508)	(85,281)	(79,971)
Discontinued operations	—	—	—	(461)
Net income attributable to noncontrolling interests	(4,328)	(82,508)	(85,281)	(80,432)
Net income attributable to Common Shareholders	$13,776	$28,564	$56,818	$61,623

Basic and diluted earnings per share	$0.20	$0.47	$0.82	$1.04
See accompanying notes

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
(dollars in thousands)
Net income	$18,104	$111,072	$142,099	$142,055
Other comprehensive income (loss)
Unrealized loss on valuation of swap agreements	(5,671)	(81)	(7,328)	(5,189)
Reclassification of realized interest on swap agreements	1,026	961	4,478	2,734
Other comprehensive (loss) income	(4,645)	880	(2,850)	(2,455)
Comprehensive income	13,459	111,952	139,249	139,600
Comprehensive income attributable to noncontrolling interests	(3,743)	(82,864)	(85,772)	(80,663)
Comprehensive income attributable to Common Shareholders	$9,716	$29,088	$53,477	$58,937
See accompanying notes

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(unaudited)

	Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
(amounts in thousands, except per share amounts)	Shares	Amount
Balance at December 31, 2014	68,109	$68	$1,027,861	$(4,005)	$31,617	$1,055,541	$380,416	$1,435,957
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	67	—	1,655	—	—	1,655	(1,655)	—
Issuance of Common Shares, net of issuance costs	809	1	26,932	—	—	26,933	—	26,933
Dividends declared ($0.72 per Common Share)	—	—	—	—	(49,570)	(49,570)	(3,542)	(53,112)
Employee and trustee stock compensation, net	36	—	801	—	—	801	5,136	5,937
Acquisition of noncontrolling interests	—	—	(662)	—	—	(662)	—	(662)
Noncontrolling interest distributions	—	—	—	—	—	—	(74,656)	(74,656)
Noncontrolling interest contributions	—	—	—	—	—	—	34,895	34,895
	69,021	69	1,056,587	(4,005)	(17,953)	1,034,698	340,594	1,375,292
Comprehensive (loss) income:
Net income	—	—	—	—	56,818	56,818	85,281	142,099
Unrealized loss on valuation of swap agreements	—	—	—	(6,032)	—	(6,032)	(1,296)	(7,328)
Reclassification of realized interest on swap agreements	—	—	—	2,691	—	2,691	1,787	4,478
Total comprehensive (loss) income	—	—	—	(3,341)	56,818	53,477	85,772	139,249
Balance at September 30, 2015	69,021	$69	$1,056,587	$(7,346)	$38,865	$1,088,175	$426,366	$1,514,541

See accompanying notes

ACADIA REALTY TRUST AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended
	September 30,
(dollars in thousands)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$142,099	$142,055
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	45,022	36,055
Amortization of financing costs	2,577	2,214
Gain on disposition of properties	(89,063)	(13,698)
Impairment of asset	5,000	—
Share compensation expense	5,669	5,542
Equity in earnings of unconsolidated affiliates	(12,194)	(7,382)
Gain on disposition of property of unconsolidated affiliates	(24,043)	(102,855)
Distributions of operating income from unconsolidated affiliates	11,747	7,780
Other, net	(5,103)	(2,106)
Changes in assets and liabilities
Cash in escrow	(6,757)	(7,148)
Rents receivable, net	(2,454)	(3,707)
Prepaid expenses and other assets	1,901	430
Accounts payable and accrued expenses	7,738	4,209
Other liabilities	3,203	295
Net cash provided by operating activities	85,342	61,684

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate	(292,671)	(136,978)
Redevelopment and property improvement costs	(159,360)	(105,049)
Deferred leasing costs	(5,931)	(2,654)
Investments in and advances to unconsolidated affiliates	(10,581)	(59,529)
Return of capital from unconsolidated affiliates	9,574	30,604
Proceeds from disposition of property of unconsolidated affiliates	38,392	188,870
Proceeds from notes receivable	15,984	18,095
Issuance of notes receivable	(48,350)	(23,519)
Proceeds from sale of properties, net	198,434	31,188
Net cash used in investing activities	(254,509)	(58,972)

ACADIA REALTY TRUST AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (unaudited)

	Nine Months Ended
	September 30,
(dollars in thousands)	2015	2014
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage and other notes	(92,468)	(50,584)
Principal payments on unsecured debt	(174,815)	(83,750)
Proceeds received from mortgage and other notes	85,859	146,600
Proceeds received from unsecured debt	253,200	82,400
Loan proceeds held as restricted cash	43,315	60,514
Deferred financing and other costs	(3,155)	(2,120)
Capital contributions from noncontrolling interests	34,895	35,317
Distributions to noncontrolling interests	(79,575)	(213,496)
Dividends paid to Common Shareholders	(69,788)	(39,399)
Proceeds from issuance of Common Shares, net of issuance costs of $655 and $1,818, respectively	26,933	113,749
Net cash provided by financing activities	24,401	49,231
(Decrease) increase in cash and cash equivalents	(144,766)	51,943
Cash and cash equivalents, beginning of period	217,580	79,189
Cash and cash equivalents, end of period	$72,814	$131,132

Supplemental disclosure of cash flow information
Cash paid during the period for interest, net of capitalized interest of $11,847 and $9,250, respectively	$34,146	$34,935
Cash paid for income taxes	$2,543	$316

Supplemental disclosure of non-cash investing activities
Acquisition of real estate through assumption of debt	$90,765	$29,794
Disposition of real estate through cancellation of debt	$—	$(22,865)
Acquisition of real estate through issuance of OP Units	$—	$38,937
Acquisition of real estate through conversion of notes receivable	$6,886	$38,000
Acquisition of real estate through assumption of restricted cash	$28,192	$—
Disposition of air rights through issuance of notes receivable	$(29,539)	$—

See accompanying notes

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION

Business and Organization

Acadia Realty Trust (the "Trust") and subsidiaries (collectively, the "Company") is a fully-integrated equity real estate investment trust ("REIT") focused on the ownership, acquisition, redevelopment and management of high-quality retail properties located primarily in high-barrier-to-entry, supply-constrained, densely-populated metropolitan areas in the United States.

All of the Company's assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership (the "Operating Partnership") and entities in which the Operating Partnership owns an interest. As of September 30, 2015, the Trust controlled approximately 95% of the Operating Partnership as the sole general partner. As the general partner, the Trust is entitled to share, in proportion to its percentage interest, in the cash distributions and profits and losses of the Operating Partnership. The limited partners primarily represent entities or individuals that contributed their interests in certain properties or entities to the Operating Partnership in exchange for common or preferred units of limited partnership interest ("Common OP Units" or "Preferred OP Units") and employees who have been awarded restricted OP units ("LTIP Units") as long-term incentive compensation (Note 12). Limited partners holding Common OP Units are generally entitled to exchange their units on a one-for-one basis for common shares of beneficial interest of the Trust ("Common Shares").

As of September 30, 2015, the Company has ownership interests in 90 properties within its core portfolio, which consist of those properties either wholly owned, or partially owned through joint venture interests, by the Operating Partnership, or subsidiaries thereof, not including those properties owned through its opportunity funds (the "Core Portfolio"). The Company also has ownership interests in 52 properties within its opportunity funds, Acadia Strategic Opportunity Fund, L.P. ("Fund I"), Acadia Strategic Opportunity Fund II, LLC ("Fund II"), Acadia Strategic Opportunity Fund III LLC ("Fund III") and Acadia Strategic Opportunity Fund IV LLC ("Fund IV" and together with Funds I, II and III, the "Funds"). The 142 Core Portfolio and Fund properties consist of commercial properties, which are primarily high-quality urban and/or street retail properties, community shopping centers and mixed-use properties with a retail component. Fund I and Fund II also include investments in operating companies through Acadia Mervyn Investors I, LLC ("Mervyns I"), Acadia Mervyn Investors II, LLC ("Mervyns II") and, in certain instances, directly through Fund II, all on a non-recourse basis. These investments comprise and are referred to as the Company's Retailer Controlled Property Initiative ("RCP Venture").

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

Following is a table summarizing the general terms and the Operating Partnership's equity interests in the Funds and Mervyns I and II:

Entity	Formation Date	Operating Partnership Share of Capital	Fund Size	Capital Called as of September 30, 2015 (3)	Unfunded Commitment	Equity Interest Held By Operating Partnership	Preferred Return	Total Distributions as of September 30, 2015 (3)
Fund I and Mervyns I (1)	9/2001	22.22%	$90.0	$86.6	$—	37.78%	9%	$194.4
Fund II and Mervyns II (2)	6/2004	20.00%	300.0	300.0	47.1	20.00%	8%	131.6
Fund III	5/2007	19.90%	502.5	387.5	62.5	19.90%	6%	445.7
Fund IV	5/2012	23.12%	540.6	179.4	361.2	23.12%	6%	101.9

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

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015. The information furnished in the accompanying consolidated financial statements reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the aforementioned consolidated financial statements for the interim periods. Such adjustments consisted of normal recurring items. These consolidated financial statements should be read in conjunction with the Company's 2014 Annual Report on Form 10-K, as filed with the SEC on February 20, 2015.

Reclassifications

Certain reclassifications have been made to the 2014 financial statements to conform to the 2015 presentation.

Real Estate

The Company reviews its long-lived assets for impairment when there is an event or change in circumstances that indicates that the carrying amount may not be recoverable. The Company measures and records impairment losses and reduces the carrying value of properties when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases where the Company does not expect to recover its carrying costs on properties held for use, the Company reduces its carrying cost to fair value, and for properties held-for-sale, the Company reduces its carrying value to the fair value less costs to dispose. During the quarter ended June 30, 2015, as a result of the loss of a key anchor tenant, one of the properties in the Company's Brandywine Portfolio, in which an unaffiliated third party has a 77.78% noncontrolling interest, did not generate sufficient cash flow to meet the full debt service requirements leading to a default on the mortgage loan. Management performed an analysis and determined that the carrying amount of this property was not recoverable. Accordingly, the Company recorded an impairment charge of $5.0 million, which is included in the statement of income for the nine months ended September 30, 2015. The Operating Partnership's share of this charge, net of the noncontrolling interest, was $1.1 million. The property is collateral for $26.3 million of non-recourse mortgage debt which matures July 1, 2016. Management does not believe that the carrying values of any of its other properties are impaired as of September 30, 2015.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION (continued)

Recent Accounting Pronouncements

During September 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-16, "Business Combinations - Simplifying the Accounting for Measurement-Period Adjustments." ASU 2015-16 requires an entity to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined as if the accounting had been completed at the acquisition date. ASU 2015-16 also requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for periods beginning after December 15, 2015, with early adoption permitted and shall be applied prospectively. ASU 2015-16 is not expected to have a material impact on the Company's consolidated financial statements.

During August 2015, the FASB issued ASU No. 2015-14, "Revenues from Contracts with Customers - Deferral of the Effective Date." ASU 2015-14 defers the effective date of ASU No. 2014-09 "Revenues from Contracts with Customers" from annual reporting periods beginning after December 15, 2016 to annual reporting periods beginning after December 15, 2017. Early adoption of ASU 2014-09 is permitted only for annual reporting periods beginning after December 15, 2016.

During April 2015, the FASB issued ASU No. 2015-05, "Intangibles - Goodwill and Other - Internal-Use Software." ASU 2015-05 provides guidance to help an entity evaluate the accounting for fees paid in a cloud computing arrangement. ASU 2015-05 is effective for periods beginning after December 15, 2015, with early adoption permitted and may be applied either prospectively or retrospectively. ASU 2015-05 is not expected to have a material impact on the Company's consolidated financial statements.

During April 2015, the FASB issued ASU No. 2015-03, "Interest - Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs." ASU 2015-03 modifies the treatment of debt issuance costs from a deferred charge to a deduction of the carrying value of the financial liability. ASU 2015-03 is effective for periods beginning after December 15, 2015, with early adoption permitted and retrospective application. During August 2015, the FASB issued ASU No. 2015-15 which clarifies that under ASU 2015-03, the SEC staff would not object to an entity deferring and presenting debt issuance costs relating to line-of-credit arrangements as assets. The Company will adopt ASU 2015-15 simultaneously with ASU 2015-03. Neither ASU 2015-03 nor ASU 2015-15 are expected to have a material impact on the Company's consolidated financial statements.

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

2.    EARNINGS PER COMMON SHARE

Basic earnings per Common Share is computed by dividing net income attributable to Common Shareholders by the weighted average Common Shares outstanding. At September 30, 2015, the Company has unvested LTIP Units (Note 12) which provide for non-forfeitable rights to dividend equivalent payments. Accordingly, these unvested LTIP Units are considered participating securities and are included in the computation of basic earnings per Common Share pursuant to the two-class method.

Diluted earnings per Common Share reflects the potential dilution of the conversion of obligations and the assumed exercises of securities including the effects of restricted share unit ("Restricted Share Units") and share option awards issued under the Company's Share Incentive Plans (Note 12). The effect of the assumed conversion of 188 Series A Preferred OP Units into 25,067 Common Shares would be dilutive and therefore are included in the computation of diluted earnings per share for the three months ended September 30, 2014 and for each of the nine months ended September 30, 2015 and September 30, 2014. Conversely, the assumed conversion of these would be anti-dilutive and are therefore not included in the computation of diluted earnings per share for the three months ended September 30, 2015.

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

The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share amounts)	2015	2014	2015	2014
Numerator
Income from continuing operations	$13,776	$28,564	$56,818	$61,524
Less: net income attributable to participating securities	(196)	(490)	(810)	(1,083)
Income from continuing operations, net of income attributable to participating securities	13,580	28,074	56,008	60,441

Denominator
Weighted average shares for basic earnings per share	68,943	59,686	68,690	57,898
Effect of dilutive securities:
Employee Restricted Share Units and share options	14	18	24	26
Convertible Preferred OP Units	—	25	25	25
Denominator for diluted earnings per share	68,957	59,729	68,739	57,949

Basic and diluted earnings per Common Share from continuing operations attributable to Common Shareholders	$0.20	$0.47	$0.82	$1.04

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

3.	SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS

For the nine months ended September 30, 2015, the Company issued 0.8 million Common Shares under its $200.0 million at-the-market ("ATM") equity program, generating gross proceeds of $27.6 million and net proceeds of $26.9 million. As of September 30, 2015, there is $165.4 million remaining under this program.

The net proceeds from the Company's ATM equity programs have been, and are anticipated to be, used by the Company primarily to fund Core Portfolio acquisitions, its capital contributions to the Funds and for general corporate purposes.

Noncontrolling interests represent the portion of equity in entities consolidated in the accompanying consolidated financial statements that the Company does not own. Such noncontrolling interests are reported on the Consolidated Balance Sheets within equity, separately from shareholders' equity, and include third party interests in the Company’s Funds and other entities. It also includes interests in the Operating Partnership which represent (i) the limited partners’ 2,961,517 and 2,988,277 Common OP Units at September 30, 2015 and December 31, 2014; (ii) 188 Series A Preferred OP Units at September 30, 2015 and December 31, 2014; and (iii) 929,169 and 675,367 LTIP Units at September 30, 2015 and December 31, 2014, respectively.

4.    ACQUISITION AND DISPOSITION OF REAL ESTATE AND PROPERTIES HELD FOR SALE

Acquisitions

During 2015, the Company acquired the following properties through its Core Portfolio, Fund II, and Fund IV:

(dollars in thousands)
Property	GLA	Percent Owned	Type	Month of Acquisition	Purchase Price	Location	Assumption of Debt
Core Portfolio:
City Center	205,000	100%	Urban Retail Center	March	$155,000	San Fransisco, CA	$—
163 Highland Avenue	40,500	100%	Suburban Shopping Center	March	24,000	Needham, MA	9,765
Route 202 Shopping Center (1)	20,000	100%	Suburban Shopping Center	April	5,643	Wilmington, DE	—
Roosevelt Galleria	40,300	100%	Urban Retail Center	September	19,600	Chicago, IL	—
Total Core Portfolio	305,800				$204,243		$9,765

Fund II:
City Point - Tower I (2)	—	95%	Urban Development	May	$100,800	Brooklyn, NY	$81,000
Total Fund II	—				$100,800		$81,000

Fund IV:
1035 Third Avenue (3)	53,294	100%	Street Retail	January	$51,036	New York, NY	$—
801 Madison Avenue	6,375	100%	Street Retail	April	33,000	New York, NY	—
Total Fund IV	59,669				$84,036		$—

Total	365,469				$389,079		$90,765

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

For the nine months ended September 30, 2015, the Company expensed $1.1 million and $2.2 million of acquisition costs related to the Core Portfolio and Fund IV, respectively.

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

The following table summarizes the Company's preliminary allocations of the purchase prices of assets acquired and liabilities assumed during 2015 which have yet to be finalized:

(dollars in thousands)	Preliminary Purchase Price Allocations
Land	$70,659
Buildings and improvements	219,232
Debt assumed (included in Mortgage and other notes payable)	(9,765)
Total consideration	$280,126

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

4.    ACQUISITION AND DISPOSITION OF REAL ESTATE AND PROPERTIES HELD FOR SALE(continued)

Acquisitions (continued)

During 2014, the Company acquired properties and recorded the preliminary allocations of the purchase prices to the assets acquired and liabilities assumed based on provisional measurements of fair value. During 2015, the Company finalized the allocations of the purchase prices and made certain measurement period adjustments. The following table summarizes the preliminary allocations of the purchase prices of these properties as recorded as of December 31, 2014, and the finalized allocations as adjusted as of September 30, 2015:

(dollars in thousands)	Purchase Price Allocations as Originally Reported	Adjustments	Finalized Purchase Price Allocations
Land	$84,707	$(1,603)	$83,104
Buildings and improvements	224,011	(68,510)	155,501
Acquisition-related intangible assets (in Acquired lease intangibles, net)	—	79,030	79,030
Acquisition-related intangible liabilities (in Acquired lease intangibles, net)	(6,434)	(9,308)	(15,742)
Below market debt assumed (in Mortgage and other notes payable)	(2,100)	391	(1,709)
Total consideration	$300,184	$—	$300,184

Dispositions

During 2015, the Company disposed of the following properties:

(dollars in thousands)
Property	GLA	Sale Price	Gain on Sale	Month Sold	Owner
Lincoln Park Centre	61,761	$64,000	$27,143	January	Fund III
White City Shopping Center (1)	249,549	96,750	17,105	April	Fund III
City Point - Air Rights (2)	—	115,600	49,884	May	Fund II
Liberty Avenue	26,117	24,000	11,957	May	Fund II
Parkway Crossing (1)	260,241	27,275	6,938	July	Fund III
Kroger-Safeway (3)	97,500	278	79	August	Fund I
Total	695,168	$327,903	$113,106

Note:

(1) Fund III's White City Shopping Center and Parkway Crossing were unconsolidated and as such, the Company's share of gains related to these sales is included in gain on disposition of properties of unconsolidated affiliates in the 2015 Consolidated Statement of Income.
(2) Represents the disposition of air rights at Phase III of Fund II's City Point project.
(3) During the third quarter of 2015, Fund I terminated its ground lease interests at 2 of the 3 remaining properties in the portfolio and sold its ground lease interest in the third location.

Properties Held For Sale

At September 30, 2015, no assets were held for sale. At December 31, 2014, The Company had two properties classified as held-for-sale.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

5.    INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

Core Portfolio

The Company owns a 49% interest in a 311,000 square foot shopping center located in White Plains, New York ("Crossroads"), a 50% interest in an approximately 28,000 square foot retail portfolio located in Georgetown, Washington D.C. (the "Georgetown Portfolio") and a 88.43% tenancy-in-common interest in an 87,000 square foot retail property located in Chicago, Illinois ("840 N. Michigan"). The Company accounts for these investments under the equity method as it has the ability to exercise significant influence, but does not have any rights with respect to financial or operating control.

During the three months ended June 30, 2015, the Company acquired the remaining 77.78% outstanding interest of an approximately 20,000 square foot retail property located in Wilmington, Delaware ("Route 202 Shopping Center") that was previously accounted for under the equity method from an unaffiliated partner. As a result of the transaction, the Company now consolidates this investment.

Funds

RCP Venture

The Funds, together with two unaffiliated partners formed an investment group, the RCP Venture, for the purpose of making investments in surplus or underutilized properties owned by retailers and, in some instances, the retailers' operating company. The RCP Venture is neither a single entity nor a specific investment and the Company has no control or rights with respect to the formation and operation of these investments. The Company has made these investments through its subsidiaries, Mervyns I, Mervyns II and Fund II, (together the "Acadia Investors"), all on a non-recourse basis. Through September 30, 2015, the Acadia Investors have made investments in Mervyns Department Stores ("Mervyns") and Albertsons including additional investments in locations that are separate from these original investments ("Add-On Investments"). Additionally, they have invested in Shopko, Marsh and Rex Stores Corporation (collectively "Other RCP Investments"). The Company accounts for its investments in Mervyns and Albertsons on the equity method as it has the ability to exercise significant influence, but does not have any rights with respect to financial or operating control. The Company accounts for its investments in its Add-On Investments and Other RCP Investments on the cost method as it does not have any influence over such entities' operating and financial policies nor any rights with respect to the control and operation of these entities. During the nine months ended September 30, 2015, the Company received distributions from its RCP Venture of $5.9 million, of which the Operating Partnership's aggregate share was $1.2 million.

The following table summarizes activity related to the RCP Venture investments from inception through September 30, 2015:

(dollars in thousands)		Fund Share		Operating Partnership Share
Investment	Year Acquired	Invested Capital and Advances	Distributions	Invested Capital and Advances	Distributions
Mervyns	2004	$26,058	$48,547	$4,901	$11,801
Mervyns Add-On investments	2005/2008	7,547	9,272	1,252	2,017
Albertsons	2006	20,717	81,594	4,239	16,318
Albertsons Add-On investments	2006/2007	2,416	4,864	388	972
Shopko	2006	1,110	3,358	222	672
Marsh and Add-On investments	2006/2008	2,667	2,941	533	588
Rex Stores	2007	2,701	4,927	535	986
		$63,216	$155,503	$12,070	$33,354

Other Fund Investments

During April 2015, Fund III's White City Shopping Center was sold for $96.8 million. Fund III's $17.1 million share of the gain was recognized in gain on disposition of property of unaffiliated affiliates within the Consolidated Statements of Income.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

5.    INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES (continued)

During July 2015, Fund III's Parkway Crossing was sold for $27.3 million. Fund III's $6.9 million share of the gain was recognized in gain on disposition of property of unaffiliated affiliates within the Consolidated Statements of Income.

The unaffiliated partners in Fund III's investments in Arundel Plaza as well as Fund IV's investments in 1701 Belmont Avenue, 2819 Kennedy Boulevard, Promenade at Manassas, Eden Square and the Broughton Street Portfolio, maintain control over these entities. The Company accounts for these investments under the equity method as it has the ability to exercise significant influence, but does not have any rights with respect to financial or operating control.

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

Summary of Investments in Unconsolidated Affiliates

The following Combined and Condensed Balance Sheets and Statements of Income summarize the financial information of the Company’s investments in unconsolidated affiliates:

(dollars in thousands)	September 30, 2015	December 31, 2014
Combined and Condensed Balance Sheets
Assets
Rental property, net	$299,577	$387,739
Real estate under development	—	60,476
Investment in unconsolidated affiliates	7,548	11,154
Other assets	62,563	62,862
Total assets	$369,688	$522,231
Liabilities and partners’ equity
Mortgage notes payable	$224,425	$315,897
Other liabilities	12,568	66,116
Partners’ equity	132,695	140,218
Total liabilities and partners’ equity	$369,688	$522,231
Company’s investment in and advances to unconsolidated affiliates	$162,101	$184,352
Company's share of distributions in excess of income from, and investments in, unconsolidated affiliates	$(13,406)	$(12,564)

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

5.    INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES (continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2015	2014	2015	2014
Combined and Condensed Statements of Income
Total revenues	$10,712	$10,280	$32,727	$34,632
Operating and other expenses	(3,022)	(3,840)	(9,855)	(13,158)
Interest and other finance expense	(2,183)	(1,808)	(7,080)	(7,308)
Equity in earnings (losses) of unconsolidated affiliates	—	—	66,655	(328)
Depreciation and amortization	(2,791)	(2,275)	(7,828)	(8,456)
Loss on debt extinguishment	—	—	—	(187)
Gain on disposition of property	7,416	142,377	32,623	142,615
Net income	$10,132	$144,734	$107,242	$147,810

Company’s share of net income	$9,231	$105,876	$36,531	$110,531
Amortization of excess investment	(98)	(98)	(294)	(294)
Company’s equity in earnings of unconsolidated affiliates	$9,133	$105,778	$36,237	$110,237

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

6.    STRUCTURED FINANCING PORTFOLIO, NET

As of September 30, 2015, the Company’s structured financing portfolio, net consisted of notes receivable and preferred equity investments, aggregating $153.4 million. These investments were collateralized either by underlying properties, the borrowers' ownership interests in the entities that own properties and/or by the borrowers' personal guarantee subject, as applicable, to senior liens, as follows:

(dollars in thousands)
Description	Notes	Effective interest rate (1)	First Priority liens	Net Carrying Amounts of Structured Financing Portfolio as of September 30, 2015	Net Carrying Amounts of Structured Financing Portfolio as of December 31, 2014	Maturity date	Extension Options
Mezzanine Loan	(2)	12.7%	18,900	$—	$8,000	10/3/2015
First Mortgage Loan		8.8%		7,500	7,500	10/31/2015	1 x 12 Months
Zero Coupon Loan	(3) (4)	24.0%	166,200	—	4,986	1/3/2016
First Mortgage Loan		5.5%		4,000	4,000	4/1/2016	1 x 6 Months
First Mortgage Loan	(5)	6.0%		15,000	—	5/1/2016	1 x 12 Months
Preferred Equity		13.5%		4,000	4,000	5/9/2016
Other	(6)	17.0%		6,500	—	6/1/2016
Other		18.0%		3,757	3,307	7/1/2017
Preferred Equity		8.1%	20,855	13,000	13,000	9/1/2017
First Mortgage Loan	(7)	LIBOR + 7.1%		26,000	—	6/25/2018	1 x 12 Months
Zero Coupon Loan	(3) (8)	2.5%		30,046	—	5/31/2020
Mezzanine Loan		15.0%		30,879	30,879	11/9/2020
Other		LIBOR + 2.5%		—	4,000	12/30/2020
Mezzanine Loan	(9)	10.0%	87,477	—	7,983	Demand
First Mortgage Loan	(10)	7.7%		12,000	12,000	Demand
Individually less than 3%	(11) (12) (13)	11.6%		669	2,631	12/31/2015
Total				$153,351	$102,286
Notes:

(1) Includes origination and exit fees
(2) During July 2015, the Company received repayment in full of this $8.0 million note.
(3) The principal balance for this accrual-only loan is increased by the interest accrued.
(4) During April 2015, the Company converted a $5.6 million loan into an equity interest in a shopping center (Note 4).
(5) During May 2015, the Company made a $15.0 million loan, which is collateralized by a property, bears interest at 6.0% and matures May 1, 2016.
(6) During June 2015, the Company made a $6.5 million loan, which bears interest at 17.0% and matures June 1, 2016. Subsequent to September 30, 2015, this loan was converted into an equity interest in a shopping center (Note 13).
(7) During June 2015, the Company made a $26.0 million loan, which is collateralized by a property, bears interest at LIBOR + 7.1% and matures June 25, 2018.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

6.	STRUCTURED FINANCING PORTFOLIO, NET (continued)

(8) During June 2015, the Company made a $29.8 million loan in connection with the disposition of City Point's Phase III (Note 4), which is collateralized by the purchaser's interest in the property. The loan bears interest at 2.5% and matures May 31, 2020.
(9) Comprised of three cross-collateralized loans from one borrower, which were non-performing. During July 2015, the Company received repayment of these notes in full as well as all accrued interest, default interest and additional penalties.
(10) Loan was non-performing as of September 30, 2015.
(11) Consists of one loan as of September 30, 2015.
(12) During February 2015, the Company advanced an additional $0.4 million on this loan collateralized by a property.
(13) During June 2015, the Company converted a $1.9 million loan into an equity interest in the remaining 10% of 152-154 Spring Street (Note 4).

The Company monitors the credit quality of its notes receivable on an ongoing basis and considers indicators of credit quality such as loan payment activity, the estimated fair value of the underlying collateral, the seniority of the Company's loan in relation to other debt secured by the collateral and the prospects of the borrower. As of September 30, 2015, the Company held one non-performing note.

7.	DERIVATIVE FINANCIAL INSTRUMENTS

As of September 30, 2015, the Company's derivative financial instruments consisted of 14 interest rate swaps with an aggregate notional value of $207.2 million, which effectively fix the London Inter-Bank Offer Rate ("LIBOR") at rates ranging from 1.4% to 3.8% and mature between July 2018 and March 2025. The Company also has two derivative financial instruments with an aggregate notional value of $35.4 million which cap LIBOR at rates ranging from 4.0% to 4.3% and mature between November 2015 and April 2018. The fair value of these derivative instruments that represent liabilities are included in other liabilities in the Consolidated Balance Sheets and totaled $8.4 million and $4.6 million at September 30, 2015 and December 31, 2014, respectively. The fair value of these derivative instruments representing assets are included in prepaid expenses and other assets in the Consolidated Balance Sheets and totaled $0.2 million at December 31, 2014. The notional value does not represent exposure to credit, interest rate, or market risks.

These derivative instruments have been designated as cash flow hedges and hedge the future cash outflows of variable-rate interest payments on mortgage and other debt. Such instruments are reported at their fair values as stated above. As of September 30, 2015 and December 31, 2014, unrealized losses totaling $(7.3) million and $(4.0) million, respectively, were reflected in accumulated other comprehensive loss on the Consolidated Balance Sheets.

As of September 30, 2015 and December 31, 2014, no derivatives were designated as fair value hedges, hedges of net investments in foreign operations or considered to be ineffective. Additionally, the Company does not use derivatives for trading or speculative purposes.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

8.	MORTGAGE AND OTHER NOTES PAYABLE

The Company completed the following transactions related to mortgage notes payable during the nine months ended September 30, 2015:

(dollars in thousands)			Borrowings			Repayments
Property	Date	Description	Amount	Interest Rate	Maturity Date	Amount	Interest Rate
1035 Third Avenue	January	New Borrowing	$42,000	LIBOR+2.35%	1/27/2021	$—
Lincoln Park Centre	January	Repayment				28,000	LIBOR+1.45%
163 Highland Avenue	March	Assumption	9,765	4.66%	2/1/2024
Broughton Street Portfolio (1)	May	New Borrowing	20,000	LIBOR+3.00%	5/5/2016
City Point	June	Assumption	19,000	1.25%	12/23/2016
City Point	June	Assumption	62,000	SIFMA+1.60%	12/23/2016
City Point	June	Repayment				20,650	LIBOR+4.00%
17 E. 71st Street	June	New Borrowing	19,000	LIBOR+1.90%	6/9/2020
Crescent Plaza	June	Repayment				16,326	4.98%
Pacesetter Park Shopping Center	September	Repayment				11,152	5.13%
Total			$171,765			$76,128

Notes:

(1) This loan is collateralized by properties in an unconsolidated joint venture. Fund IV has fully indemnified the unaffiliated joint venture partner and as such, this loan is included as consolidated debt.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

9.    UNSECURED NOTES PAYABLE

The Company completed the following transactions related to its other notes payable and unsecured credit facilities during the nine months ended September 30, 2015:

Unsecured Debt:

During the nine months ended September 30, 2015, the Company redeemed the remaining $0.4 million of its outstanding convertible notes at par value.

During the nine months ended September 30, 2015, the Company borrowed $33.5 million on its unsecured credit facility. The outstanding balance under this facility is $33.5 million as of September 30, 2015.

During the nine months ended September 30, 2015, the Company repaid $52.1 million on its Fund IV subscription line. The outstanding balance under this facility is $25.0 million as of September 30, 2015.

During July 2015, the Company closed on a $50.0 million unsecured term loan. The facility bears interest at LIBOR+1.30% and matures July 2, 2020.

During May 2015, Fund II closed on a $25.0 million unsecured credit facility. At closing, Fund II drew $12.5 million. The facility bears interest at LIBOR plus 275 basis points and bears an unused fee of 275 basis points if the unused amount is greater than $12.5 million. The loan matures October 19, 2016. Along with a guarantee with respect to customary non-recourse carve outs, the Operating Partnership, as the managing member of Fund II, has provided a guarantee of principal, interest and fees upon a default as a result of Fund II’s breach of certain specified financial covenants.

During March 2015, Fund IV closed on a $50.0 million unsecured credit facility. The current balance outstanding at September 30, 2015 is $34.5 million. The facility bears interest at LIBOR plus 275 basis points, bears an unused fee of 100 basis points if the unused amount is greater than $20.0 million and an unused fee of 275 basis points if the unused amount is less than $20.0 million. The loan matures February 9, 2017 with one 6-month extension option. Along with a guarantee with respect to customary non-recourse carve outs, the Operating Partnership, as the managing member of Fund IV, has provided a guarantee of principal, interest and fees upon a default as a result of Fund IV’s breach of certain specified financial covenants.

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

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2015:

(dollars in thousands)	Level 1	Level 2	Level 3
Liabilities
Derivative financial instruments (Note 7)	$—	$8,369	$—

In addition to items that are measured at fair value on a recurring basis, the Company also has assets and liabilities on its consolidated balance sheets that are measured at fair value on a nonrecurring basis. As these assets and liabilities are not measured at fair value on a recurring basis, they are not included in the table above. Assets and liabilities that are measured at fair value on a nonrecurring basis include assets acquired and liabilities assumed in business combinations as well as any assets that have been impaired (Note 4).

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

The Company has determined the estimated fair values of the following financial instruments within Level 2 of the hierarchy by discounting future cash flows utilizing a discount rate equivalent to the rate at which similar financial instruments would be originated at the reporting date:

(dollars in thousands)	September 30, 2015		December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Notes receivable and preferred equity investments, net	$153,351	$153,351	$102,286	$102,286
Mortgage and other notes payable	$1,317,253	$1,337,999	$1,130,481	$1,141,371

11.    RELATED PARTY TRANSACTIONS

The Company earned property management fees, construction, legal and leasing fees from its investments in unconsolidated affiliates totaling $0.06 million for each of the three months ended September 30, 2015 and 2014, respectively, and $0.25 million and $0.10 million for the nine months ended September 30, 2015 and 2014, respectively.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

12.    SEGMENT REPORTING

The Company has three reportable segments: Core Portfolio, Funds and Structured Financing Portfolio. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates property performance primarily based on net operating income before depreciation, amortization and certain nonrecurring items. Investments in the Core Portfolio are typically held long-term. Given the contemplated finite life of the Funds, these investments are typically held for shorter terms. Fees earned by the Company as the general partner/managing member of the Funds are eliminated in the Company's consolidated financial statements. The Structured Financing Portfolio represents the Company's investments in notes receivable and preferred equity. The following tables set forth certain segment information for the Company, as of and for the three and nine months ended September 30, 2015 and 2014, and does not include unconsolidated affiliates:

Three Months Ended September 30, 2015

(dollars in thousands)	Core Portfolio	Funds	Structured Financing Portfolio	Total
Revenues	$37,744	$11,783	$7,325	$56,852
Property operating expenses, other operating and real estate taxes	(8,885)	(3,968)	—	(12,853)
General and administrative expenses	(6,963)	(640)	—	(7,603)
Depreciation and amortization	(13,979)	(3,482)	—	(17,461)
Operating income	7,917	3,693	7,325	18,935
Equity in earnings of unconsolidated affiliates	434	1,761	—	2,195
Gain on disposition of property of unconsolidated affiliates	—	6,938	—	6,938
Gain on disposition of properties	—	79	—	79
Interest and other finance expense	(7,203)	(2,142)	—	(9,345)
Income tax provision	(461)	(237)	—	(698)
Net income	$687	$10,092	$7,325	$18,104
Noncontrolling interests
Net income attributable to noncontrolling interests	$(686)	$(3,642)	$—	$(4,328)
Net income attributable to Common Shareholders	$1	$6,450	$7,325	$13,776

Real Estate at Cost	$1,574,258	$1,071,447	$—	$2,645,705
Total Assets	$1,656,002	$1,158,731	$153,351	$2,968,084
Acquisition of Real Estate	$19,600	$—	$—	$19,600
Investment in Redevelopment and Improvements	$4,486	$49,629	$—	$54,115

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

12.    SEGMENT REPORTING (continued)

Three Months Ended September 30, 2014

(dollars in thousands)	Core Portfolio	Funds	Structured Financing Portfolio	Total
Revenues	$31,291	$13,363	$3,006	$47,660
Property operating expenses, other operating and real estate taxes	(8,491)	(3,933)	—	(12,424)
General and administrative expenses	(6,586)	(537)	—	(7,123)
Depreciation and amortization	(9,418)	(3,466)	—	(12,884)
Operating income	6,796	5,427	3,006	15,229
Equity in earnings of unconsolidated affiliates	118	2,805	—	2,923
Gain on disposition of properties of unconsolidated affiliates	—	102,855	—	102,855
Gain on disposition of property	190	—	—	190
Interest and other finance expense	(6,891)	(3,251)	—	(10,142)
Income tax (provision) benefit	(71)	88	—	17
Net income	$142	$107,924	$3,006	$111,072
Noncontrolling interests
Net income attributable to noncontrolling interests	$(1,465)	$(81,043)	$—	$(82,508)
Net (loss) income attributable to Common Shareholders	$(1,323)	$26,881	$3,006	$28,564

Real Estate at Cost	$1,280,087	$835,637	$—	$2,115,724
Total Assets	$1,289,107	$1,071,135	$94,409	$2,454,651
Acquisition of Real Estate	$29,378	$—	$—	$29,378
Investment in Redevelopment and Improvements	$650	$36,086	$—	$36,736

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

12.    SEGMENT REPORTING (continued)

Nine Months Ended September 30, 2015

(dollars in thousands)	Core Portfolio	Funds	Structured Financing Portfolio	Total
Revenues	$110,930	$36,846	$14,718	$162,494
Property operating expenses, other operating and real estate taxes	(26,811)	(15,399)	—	(42,210)
General and administrative expenses	(21,171)	(1,969)	—	(23,140)
Depreciation and amortization	(34,454)	(10,568)	—	(45,022)
Impairment of asset	(5,000)	—	—	(5,000)
Operating income	23,494	8,910	14,718	47,122
Equity in earnings of unconsolidated affiliates	1,567	10,627	—	12,194
Gain on disposition of property of unconsolidated affiliates	—	24,043	—	24,043
Loss on debt extinguishment	—	(134)	—	(134)
Gain on disposition of property	—	89,063	—	89,063
Interest and other finance expense	(21,000)	(7,130)	—	(28,130)
Income tax provision	(866)	(1,193)	—	(2,059)
Net income	$3,195	$124,186	$14,718	$142,099
Noncontrolling interests
Net loss (income) attributable to noncontrolling interests	$401	$(85,682)	$—	$(85,281)
Net income attributable to Common Shareholders	$3,596	$38,504	$14,718	$56,818

Real Estate at Cost	$1,574,258	$1,071,447	$—	$2,645,705
Total Assets	$1,656,002	$1,158,731	$153,351	$2,968,084
Acquisition of Real Estate	$188,835	$103,836	$—	$292,671
Investment in Redevelopment and Improvements	$14,110	$145,250	$—	$159,360

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

12.    SEGMENT REPORTING (continued)

Nine Months Ended September 30, 2014

(dollars in thousands)	Core Portfolio	Funds	Structured Financing Portfolio	Total
Revenues	$91,974	$39,938	$11,944	$143,856
Property operating expenses, other operating and real estate taxes	(23,984)	(14,135)	—	(38,119)
General and administrative expenses	(19,237)	(1,661)	—	(20,898)
Depreciation and amortization	(26,051)	(10,004)	—	(36,055)
Operating income	22,702	14,138	11,944	48,784
Equity in earnings of unconsolidated affiliates	441	6,941	—	7,382
Gain on disposition of properties of unconsolidated affiliates	—	102,855	—	102,855
Loss on debt extinguishment	—	(269)	—	(269)
Gain on disposition of property	12,577	561	—	13,138
Interest and other finance expense	(20,718)	(9,609)	—	(30,327)
Income tax (provision) benefit	(84)	16	—	(68)
Income from continuing operations	14,918	114,633	11,944	141,495
Discontinued operations
Gain on disposition of property	—	560	—	560
Net income	14,918	115,193	11,944	142,055
Noncontrolling interests
Continuing operations	(2,918)	(77,053)	—	(79,971)
Discontinued operations	—	(461)	—	(461)
Net income attributable to noncontrolling interests	(2,918)	(77,514)	—	(80,432)
Net income attributable to Common Shareholders	$12,000	$37,679	$11,944	$61,623

Real Estate at Cost	$1,280,087	$835,637	$—	$2,115,724
Total Assets	$1,289,107	$1,071,135	$94,409	$2,454,651
Acquisition of Real Estate	$136,978	$—	$—	$136,978
Investment in Redevelopment and Improvements	$3,711	$101,338	$—	$105,049

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

13.    LONG-TERM INCENTIVE COMPENSATION

During the nine months ended September 30, 2015, the Company issued 247,863 LTIP Units and 8,640 Restricted Share Units to employees of the Company pursuant to its Amended and Restated 2006 Share Incentive Plan (the "Share Incentive Plan"). These awards were measured at their fair value on the grant date, which was established as the market price of the Company's Common Shares as of the close of trading on the day preceding the grant date. The value of the above Restricted Share Units and LTIP Units will be recognized as compensation expense over the vesting period. Compensation expense of $0.5 million and $1.4 million has been recognized in the accompanying consolidated statements of income related to these awards for the three and nine months ended September 30, 2015, respectively. Total long-term incentive compensation expense, including the expense related to the above-mentioned plans, was $1.7 million and $1.6 million for the three months ended September 30, 2015 and 2014, respectively, and $5.2 million and $4.6 million for the nine months ended September 30, 2015 and 2014, respectively.

In addition, members of the Board of Trustees (the "Board") have been issued units under the Share Incentive Plan. During the nine months ended September 30, 2015 the Company issued 14,179 Restricted Shares and 10,601 LTIP Units to Trustees of the Company in connection with Trustee fees. Vesting with respect to 6,469 of the Restricted Shares and 6,131 of the LTIP Units will be on the first anniversary of the date of issuance and 7,710 of the Restricted Shares and 4,470 of the LTIP Unites vest over three years with 33% vesting on each of the next three anniversaries of the issuance date. The Restricted Shares do not carry voting rights or other rights of Common Shares until vesting and may not be transferred, assigned or pledged until the recipients have a vested non-forfeitable right to such shares. Dividends are not paid currently on unvested Restricted Shares, but are paid cumulatively from the issuance date through the applicable vesting date of such Restricted Shares. Trustee fee expense related to this issuance was $0.2 million for the nine months ended September 30, 2015.

In 2009, the Company adopted the Long Term Investment Alignment Program (the "Program") pursuant to which the Company may award units primarily to senior executives which would entitle them to receive up to 25% of any future Fund III Promote or Fund IV Promote when and if such Promotes are ultimately realized. The Company has awarded all of the units under the Program related to the Fund III Promote and 20% of the units related to the Fund IV Promote. During the quarter ended September 30, 2015, the Company amended the Program to require Board approval for all amounts paid in connection with units awarded to senior executives. Compensation relating to these awards will be recognized in each reporting period in which Board approval is granted.

This amendment to the Program was not applicable to awards issued to non-senior executives of the Company. In accordance with ASC Topic 718, "Compensation - Stock Compensation," compensation relating to these non-senior executive awards will be recorded based on the change in the estimated fair value at each reporting period. During the nine months ended September 30, 2015, compensation expense of $0.7 million was recognized in connection with the Fund III awards and the units awarded in connection with Fund IV were determined to have no value.

14.    SUBSEQUENT EVENTS

During October 2015, Fund IV completed the acquisition of a 90% interest in 650 Bald Hill Road located in Warwick, RI for $8.3 million. In connection with this acquisition, an existing $6.5 million note receivable investment held by Fund IV was converted into an equity interest in the property.

During October 2015, Fund IV completed the acquisition of a 90% interest in 2208-2216 Fillmore Street located in San Francisco, CA for $7.7 million.

During October 2015, the Company completed two forward-looking swap transactions with respect to $100.0 million of notional principal fixing the base interest rate at a blended 130 basis points.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is based on our consolidated financial statements as of September 30, 2015 and 2014 and for each of the three and nine months then ended. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto ("Notes to Consolidated Financial Statements").

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

As of September 30, 2015, we operated 142 properties, which we own or have an ownership interest in, within our Core Portfolio and Funds. These properties primarily consist of high-quality retail properties located in key street and urban retail corridors as well as suburban locations within high-barrier-to-entry, densely-populated metropolitan areas in the United States.

•	Core Portfolio

◦
Our Core Portfolio consists of those properties we either entirely own, or partially own in joint ventures, through the Operating Partnership, or subsidiaries thereof, not including those properties owned through our Funds. There are 90 properties in our Core Portfolio totaling 4.7 million square feet. As of September 30, 2015, the Core Portfolio physical occupancy was 96.7% and leased occupancy, which includes executed leases for which rent has not yet commenced, was 97.1%.

•	Funds

◦	Fund II has four properties, two of which (representing 0.3 million square feet) are operating, one of which is under construction, and one of which is in the design phase.

◦	Fund III has 10 properties, seven of which (representing 1.1 million square feet) are operating and three of which are in various stages of redevelopment.

◦
Fund IV has investments in 13 individual properties, 10 of which (representing 0.9 million square feet) are operating and 3 of which are in various stages of development. In addition, Fund IV is invested in a portfolio of 25 properties (the Broughton Street Portfolio), 4 of which are operating and 21 of which are in various stages of development.

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

RESULTS OF OPERATIONS
A discussion of the significant variances and primary factors contributing thereto within our results of operations are addressed below. Where there were no significant variances from period to period, the information in the following tables is presented without further discussion:

Comparison of the three months ended September 30, 2015 ("2015") to the three months ended September 30, 2014 ("2014")

(dollars in millions)	2015			2014
Revenues	Core Portfolio	Funds	Structured Financing Portfolio	Core Portfolio	Funds	Structured Financing Portfolio
Rental income	$31.6	$9.2	$—	$25.8	$10.8	$—
Interest income	—	—	5.7	—	—	3.0
Expense reimbursements	6.0	2.0	—	5.1	2.2	—
Other	0.2	0.6	1.6	0.3	0.4	—
Total revenues	$37.8	$11.8	$7.3	$31.2	$13.4	$3.0

Rental income in the Core Portfolio increased $5.8 million primarily as a result of additional rents from property acquisitions in 2014 and 2015 ("Core Acquisitions"). Rental income in the Funds decreased $1.6 million due to decreases of $1.4 million relating to property dispositions in 2015 ("Fund Dispositions") and an anticipated significant vacancy at 161st Street in connection with the redevelopment. These decreases were partially offset by property acquisitions in 2015 ("Fund Acquisitions").

The $2.7 million increase in interest income in the Structured Financing Portfolio was a result of the collection of $1.5 million of interest that was previously reserved for as well as new loans that were originated during 2014 and 2015.

Other income in the Structured Financing Portfolio increased $1.6 million due to the collection of the above-mentioned note receivable, default interest and other costs, in excess of carrying value.

(dollars in millions)	2015			2014
Operating Expenses	Core Portfolio	Funds	Structured Financing Portfolio	Core Portfolio	Funds	Structured Financing Portfolio
Property operating	$4.3	$2.0	$—	$3.1	$2.1	$—
Other operating	0.4	—	—	1.5	0.1	—
Real estate taxes	4.2	1.9	—	3.9	1.8	—
General and administrative	7.0	0.6	—	6.6	0.5	—
Depreciation and amortization	14.0	3.5	—	9.4	3.5	—
Total operating expenses	$29.9	$8.0	$—	$24.5	$8.0	$—

Property operating expenses in the Core Portfolio increased $1.2 million as a result of Core Acquisitions.

Other operating expenses in the Core Portfolio decreased $1.1 million as a result of lower acquisition costs during 2015.

The $4.6 million increase in depreciation and amortization in the Core Portfolio was attributable to Core Acquisitions.

(dollars in millions)	2015			2014
Other	Core Portfolio	Funds	Structured Financing Portfolio	Core Portfolio	Funds	Structured Financing Portfolio
Equity in earnings of unconsolidated affiliates	$0.4	$1.8	$—	$0.1	$2.8	$—
Gain on disposition of properties of unconsolidated affiliates	—	6.9	—	—	102.9	—
Gain on disposition of properties	—	0.1	—	0.2	—	—
Interest and other finance expense	(7.2)	(2.1)	—	(6.9)	(3.3)	—
Income tax (provision) benefit	(0.5)	(0.2)	—	(0.1)	0.1	—
Net income attributable to noncontrolling interests -
- Continuing operations	(0.7)	(3.6)		(1.5)	(81.0)	—

Equity in earnings of unconsolidated affiliates in the Funds decreased $1.0 million primarily as a result of the sale of the White City Shopping Center during 2015 and additional distributions in excess of basis from the RCP Venture in 2014.

The gain on disposition of properties of unconsolidated affiliates in the Funds during 2015 represents our pro-rata share of gain on sale from Parkway Crossing. Gain on disposition of properties of unconsolidated affiliated in the Funds in 2014 resulted from our pro-rata share of gain on sale of investments in the Fund III and Fund IV Lincoln Road Portfolios.

Interest and other finance expense in the Funds decreased $1.2 million from (i) a $1.0 million decrease related to lower average interest rates during 2015 and (ii) a $1.2 million increase in capitalized interest related to our City Point redevelopment project during 2015. These decreases were offset by a $1.0 million increase related to higher average outstanding borrowings during 2015.

Net income attributable to noncontrolling interests in the Funds represents their share of all Fund variances discussed above.

Comparison of the nine months ended September 30, 2015 ("2015") to the nine months ended September 30, 2014 ("2014")

(dollars in millions)	2015			2014
Revenues	Core Portfolio	Funds	Structured Financing Portfolio	Core Portfolio	Funds	Structured Financing Portfolio
Rental income	$90.6	$28.1	$—	$75.2	$31.3	$—
Interest income	—	—	13.1	—	—	9.2
Expense reimbursements	18.6	7.3	—	16.2	7.8	—
Other	1.7	1.5	1.6	0.5	0.9	2.7
Total revenues	$110.9	$36.9	$14.7	$91.9	$40.0	$11.9

Rental income in the Core Portfolio increased $15.4 million primarily from Core Acquisitions.

Rental income in the Funds decreased $3.2 million due to a $6.0 million decrease relating to Fund Dispositions in 2015 and an anticipated significant vacancy at 161st Street in connection with the redevelopment. These decreases were offset by Fund Acquisitions and tenant lease-up of $2.8 million.

The $3.9 million increase in interest income in the Structured Financing Portfolio was from new loan originations during 2014 and 2015 as well as the collection of $1.5 million of interest that was previously reserved for.

The increase of $2.4 million in expense reimbursements in the Core Portfolio was from Core Acquisitions.

Other income in the Core Portfolio increased $1.2 million primarily as a result of a gain on the acquisition of the unaffiliated partner's remaining interest in the Route 202 Shopping Center during 2015.

Other income in the Structured Financing Portfolio for 2015 relates to the collection of a note receivable, default interest and other costs, in excess of carrying value. In 2014, the $2.7 million relates to the collection of two notes that were previously reserved for.

(dollars in millions)	2015			2014
Operating Expenses	Core Portfolio	Funds	Structured Financing Portfolio	Core Portfolio	Funds	Structured Financing Portfolio
Property operating	$13.4	$6.9	$—	$10.6	$7.5	$—
Other operating	1.0	2.2	—	2.9	0.3	—
Real estate taxes	12.5	6.4	—	10.5	6.4	—
General and administrative	21.2	2.0	—	19.2	1.7	—
Depreciation and amortization	34.5	10.6	—	26.1	10.0	—
Impairment of asset	5.0	—	—	—	—	—
Total operating expenses	$87.6	$28.1	$—	$69.3	$25.9	$—

Property operating expenses in the Core Portfolio increased $2.8 million due to Core Acquisitions and an increase in credit loss.

The variances in other operating expenses in the Core Portfolio and the Funds for 2015 and 2014 is attributable to acquisition costs.

The $2.0 million increase in real estate taxes in the Core Portfolio resulted from Core Acquisitions.

General and administrative expenses in the Core Portfolio increased $2.0 million as a result of increased compensation expense.

Depreciation and amortization expense in the Core Portfolio increased $8.4 million due to Core Acquisitions.

The impairment of asset in the Core Portfolio was a charge at a property within the Brandywine Portfolio.

(dollars in millions)	2015			2014
Other	Core Portfolio	Funds	Structured Financing Portfolio	Core Portfolio	Funds	Structured Financing Portfolio
Equity in earnings of unconsolidated affiliates	$1.6	$10.6	$—	$0.4	$6.9	$—
Gain on disposition of properties of unconsolidated affiliates	—	24.0	—	—	102.9	—
Loss on debt extinguishment	—	(0.1)	—	—	(0.3)	—
Gain on disposition of properties	—	89.1	—	12.6	0.6	—
Interest and other finance expense	(21.0)	(7.1)	—	(20.7)	(9.6)	—
Income tax provision	(0.9)	(1.2)	—	(0.1)	—	—
Income from discontinued operations	—	—	—	—	0.6	—
Net loss (income) attributable to noncontrolling interests -
- Continuing operations	0.4	(85.7)	—	(2.9)	(77.1)	—
- Discontinued operations	—	—	—	—	(0.5)	—

Equity in earnings of unconsolidated affiliates in the Core Portfolio increased $1.2 million primarily as a result of our December 2014 investment in 840 N. Michigan.

Equity in earnings of unconsolidated affiliates in the Funds increased $3.7 million from distributions in excess of basis from our RCP Venture during 2015.

The gain on disposition of properties of unconsolidated affiliates in the Funds during 2015 represents our pro-rata share of gain from the sale of the White City Shopping Center and Parkway Crossing. Gain on disposition of property of unconsolidated affiliates in the Funds in 2014 resulted from our pro-rata share of gain on sale of investments in the Fund III and Fund IV Lincoln Road Portfolios.

The gain on disposition of properties in the Funds of $89.1 million during 2015 is from the sale of Lincoln Park Centre, Liberty Avenue and the air rights at our City Point project. Gain on disposition of properties in the Core Portfolio of $12.6 million in 2014 represents the gain on the disposal of Walnut Hill Plaza through foreclosure.

Interest and other finance expense in the Funds decreased $2.5 million from (i) a $3.0 million decrease related to lower average interest rates during 2015 and (ii) a $2.2 million increase in capitalized interest related to our City Point redevelopment project during 2015. These decreases were offset by a $2.7 million increase related to higher average outstanding borrowings during 2015.

Income tax provision in the Funds in 2015 related to corporate federal income taxes incurred by a Fund IV investor.

Net loss (income) attributable to noncontrolling interests in the Funds represents their share of all Fund variances discussed above.

CORE PORTFOLIO PERFORMANCE

The following discussion of net property operating income ("NOI") and rent spreads on new and renewal leases includes the activity from both our consolidated and our pro-rata share of unconsolidated properties within our Core Portfolio. Our Funds invest primarily in properties that frequently require significant leasing and redevelopment. Given that the Funds are finite-life investment vehicles, these properties are sold following stabilization. For these reasons, we believe NOI and rent spreads are not meaningful measures for our Fund investments.

NOI represents property revenues, excluding above and below market rent as well as straight-line rent, less property expenses. We consider NOI and rent spreads on new and renewal leases for our Core Portfolio to be appropriate supplemental disclosures of portfolio operating performance due to their widespread acceptance and use within the REIT investor and analyst communities.

NOI and rent spreads on new and renewal leases are presented to assist investors in analyzing our property performance, however, our method of calculating these may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs.

Net Property Operating Income

NOI is determined as follows:

(dollars in millions)
Reconciliation of Consolidated Operating Income to NOI - Core Portfolio
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Consolidated Operating Income	$18.9	$15.2	$47.1	$48.8
Add back:
General and administrative	7.6	7.1	23.1	20.9
Depreciation and amortization	17.5	12.9	45.0	36.0
Impairment of asset	—	—	5.0	—
Less:
Interest income	(5.7)	(3.0)	(13.1)	(9.2)
Above/below market rent, straight-line rent and other adjustments	(4.9)	(0.6)	(8.1)	(6.1)
Consolidated NOI	33.4	31.6	99.0	90.4
Less: Noncontrolling interest in consolidated NOI	(8.6)	(10.1)	(26.5)	(28.8)
Less: Operating Partnership's interest in Fund NOI included above	(1.4)	(1.7)	(4.3)	(4.6)
Add: Operating Partnership's share of unconsolidated joint ventures NOI [1]	2.5	0.9	7.8	2.7
Core Portfolio NOI	$25.9	$20.7	$76.0	$59.7

Note:

(1) Does not include the Operating Partnership's share of NOI from unconsolidated joint ventures within the Funds

Same-property NOI includes properties in our Core Portfolio that we owned for both the current and prior periods presented, but excludes those properties which we acquired, sold or expected to sell, and redeveloped during these periods. We define a redevelopment property as an asset that is being repositioned in its market or undergoing significant renovation. Redevelopment activities involve taking a substantial portion of leasable space temporarily out of service and typically include structural work, demising of existing space and/or facade renovation. The following table summarizes same-property NOI for our Core Portfolio for the three and nine months ended September 30, 2015 and 2014:

(dollars in millions)
Reconciliation of Core Portfolio NOI to Same-Property NOI
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Core Portfolio NOI	$25.9	$20.7	$76.0	$59.7
Less: properties excluded from Same-Property NOI	(7.5)	(3.1)	(20.8)	(6.5)
Same-Property NOI	$18.4	$17.6	$55.2	$53.2

Percent change from 2014	4.3%		3.7%

Components of Same-Property NOI
Same-Property Revenues	$24.3	$23.7	$73.5	$71.7
Same-Property Operating Expenses	(5.9)	(6.1)	(18.3)	(18.5)
Same-Property NOI	$18.4	$17.6	$55.2	$53.2

The increase in Same-Property NOI in the Core Portfolio for the three and nine months ended September 30, 2015 were primarily attributable to contractual rent increases and the realization of rent increases from below-market leases.

The following table summarizes rent spreads on both a cash basis and straight-line basis for new and renewal leases based on leases executed within our Core Portfolio during the three and nine months ended September 30, 2015. Cash basis represents a comparison of rent most recently paid on the previous lease as compared to the initial rent paid on the new lease. Straight-line basis represents a comparison of rents as adjusted for contractual escalations, abated rent and lease incentives for the same comparable leases.

Rent Spreads on New and Renewal Leases - Core Portfolio
	Three Months Ended		Nine Months Ended
	September 30, 2015		September 30, 2015
Core Portfolio New and Renewal Leases	Cash Basis	Straight-Line Basis (GAAP)	Cash Basis	Straight-Line Basis (GAAP)
Number of new and renewal leases executed	13	13	42	42
Gross leasable area	100,705	100,705	275,332	275,332
New average base rent	$17.56	$17.69	$19.24	$19.88
Expiring average base rent	$16.65	$16.06	$17.55	$16.93
Percent growth in average base rent	5.5%	10.2%	9.6%	17.4%
Average cost per square foot (1)	$0.18	$0.18	$8.04	$8.04
Weighted average lease term (years)	5.1	5.1	6.1	6.1
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

The reconciliation of net income to FFO for the three and nine ended September 30, 2015 and 2014 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(amounts in millions, except per share amounts)	2015	2014	2015	2014
Funds From Operations
Net income attributable to Common Shareholders	$13.8	$28.6	$56.8	$61.6
Depreciation of real estate and amortization of leasing costs (net of noncontrolling interests’ share)	15.1	9.7	37.6	27.6
(Gain) loss on sale (net of noncontrolling interests’ share)	(1.4)	(21.0)	(12.6)	(33.2)
Impairment of asset (net of noncontrolling interests’ share)	—	—	1.1	—
Income attributable to Common OP Unit holders	0.8	1.4	3.3	2.7
Funds from operations attributable to Common Shareholders and Common OP Unit holders	$28.3	$18.7	$86.2	$58.7
Funds From Operations per Share - Diluted
Weighted average number of Common Shares and Common OP Units	73.1	62.8	72.9	60.6
Diluted funds from operations, per Common Share and Common OP Unit	$0.39	$0.30	$1.18	$0.97

USES OF LIQUIDITY

Our principal uses of liquidity are (i) distributions to our shareholders and OP unit holders, (ii) investments which include the property acquisitions and redevelopment/re-tenanting activities within our Core Portfolio and the funding of our capital committed to the Funds, (iii) distributions to our Fund investors and (iv) debt service and loan repayments.

Distributions

In order to qualify as a REIT for Federal income tax purposes, we must currently distribute at least 90% of our taxable income to our shareholders. For the nine months ended September 30, 2015, we paid dividends and distributions on our Common Shares, Common OP Units and LTIP Units totaling $74.7 million, which were funded from the Operating Partnership's share of operating cash flow. In addition, we paid a special dividend of $21.8 million during January 2015, relating to the Operating Partnership's share of cash proceeds from property dispositions during 2014.

Distributions of $1.7 million were made to noncontrolling interests in Fund I during the nine months ended September 30, 2015 as a result of operating cash flows.

Distributions of $61.8 million were made to noncontrolling interests in Fund III during the nine months ended September 30, 2015. Of this, $57.9 million resulted from proceeds following the dispositions of Lincoln Park Centre, White City Shopping Center and Parkway Crossing as discussed in Note 4 to the Notes to Consolidated Financial Statements. $3.0 million resulted from operating cash flows and $0.9 million resulted from financing proceeds.

Distributions of $4.6 million were made to noncontrolling interests in Fund IV during the nine months ended September 30, 2015. Of this, $0.2 million was made from operating cash flows and $4.4 million resulted from financing proceeds.

Investments

Core Portfolio

For the nine months ended September 30, 2015, we acquired three properties for an aggregate purchase price of $198.6 million. In addition, we acquired the remaining 77.78% outstanding interest in a joint venture we had with an unaffiliated third party for $5.6 million. See Note 4 to the Notes to Consolidated Financial Statements for a discussion of these investments.

Structured Financing Portfolio

As of September 30, 2015, our structured financing portfolio, net of allowances aggregated $153.4 million with related accrued interest of $9.6 million. The notes were collateralized by the underlying properties, the borrower's ownership interest in the entities that own the properties and/or by the borrower's personal guarantee. Effective interest rates on our notes receivable ranged from 2.5% to 24.0% with maturities from October 2015 through November 2020.

During 2015, we have made investments aggregating $71.2 million in our structured financing portfolio. See Note 6 in the Notes to the Consolidated Financial Statements for a discussion of these investments.

Funds

During 2015, we have made property investments in our Funds for an aggregate $200.9 million as follows:

During April 2015, Fund II acquired an additional interest in City Point - Tower I for $19.8 million of cash and the assumption of $81.0 million of debt. As a result of the acquisition, Fund II owns 95% of the asset. See Note 4 to the Notes to Consolidated Financial Statements for a discussion of this investment.

Fund IV has acquired four properties, including two acquired subsequent to September 30, 2015, for an aggregate purchase price of $100.1 million, of which the Operating Partnership's share was $23.1 million. See Notes 4 and 14 to the Notes to Consolidated Financial Statements for a discussion of these investments. Additionally, Fund IV is under contract to acquire an additional $50.3 million of property. As this acquisitions pipeline is subject to customary closing conditions, no assurance can be given that closing will be successfully completed.

As part of our Fund investment strategy, we acquire real estate assets that require significant redevelopment. As of September 30, 2015, we had nine redevelopment projects, four of which are under construction and five of which are in various stages of development as follows:

(dollars in millions)
Property	Owner	Costs to date	Anticipated additional costs (1)	Status	Anticipated square feet upon completion	Anticipated completion dates
City Point (2) (3)	Fund II	$315.7	$74.3 - $94.3	Construction commenced	675,000	2016/2020
Sherman Plaza	Fund II	35.6	To be determined	Pre-construction	To be determined	To be determined
Cortlandt Crossing	Fund III	13.8	33.2 - 42.2	Pre-construction	150,000 - 170,000	2017
3104 M Street NW	Fund III	6.2	1.8 - 2.8	Construction commenced	10,000	2016
Broad Hollow Commons	Fund III	14.2	35.8 - 45.8	Pre-construction	180,000 - 200,000	2016
210 Bowery	Fund IV	11.8	6.7 - 10.7	Construction commenced	16,000	2016
Broughton Street Portfolio	Fund IV	54.3	30.7 - 35.7	Construction commenced	200,000	2016
27 E. 61st Street	Fund IV	21.0	1.8 - 5.8	Pre-construction	9,500	2016
801 Madison Avenue	Fund IV	33.5	2.5 - 7.5	Pre-construction	5,000	2016
Total		$506.1	$186.8 - $244.8

Notes:

(1) Anticipated additional costs are estimated ranges for completing the projects and include costs for tenant improvements and leasing commissions. The Operating Partnership's share of these costs are estimated to range from $36.1 million to $48.0 million.
(2) Phases I and II have an estimated completion date of 2016. Phase III has an estimated completion date of 2020.
(3) Net of actual and anticipated contributions from retail tenants and proceeds from residential tower sales. In addition, costs to day and anticipated additional costs excludes Tower I. Costs to date are reduced by $5.3 million relating to the New Markets Tax Credits received.

Debt Service and Loan Repayments

For the nine months ended September 30, 2015 the Company repaid four loans with an aggregate principal balance of $76.1 million. See Note 8 to the Notes to Consolidated Financial Statements for a discussion of these repayments. In addition, the Company made scheduled amortization payments totaling $6.0 million during the nine months ended September 30, 2015.

Share Repurchase

We have an existing share repurchase program that authorizes management, at its discretion, to repurchase up to $20.0 million of our outstanding Common Shares. The program may be discontinued or extended at any time and there is no assurance that we will purchase the full amount authorized. Under this program we have repurchased 2.1 million Common Shares, none of which were repurchased after December 2001. As of September 30, 2015, management has remaining authority to repurchase up to approximately $7.5 million of our outstanding Common Shares under this program.

SOURCES OF LIQUIDITY

Our principal sources of liquidity include (i) the issuance of both Common Shares and OP Units, (ii) the issuance of both secured and unsecured debt, (iii) unfunded capital commitments from noncontrolling interests within our Funds III and IV of $50.0 million and $277.7 million, respectively, (iv) future sales of existing properties, (v) cash on hand of $72.8 million as of September 30, 2015 and (vi) future cash flows from operating activities.

Issuance of Equity

During May 2014, we filed a universal, unlimited shelf registration on Form S-3. The registration is active through May 2017 and allows the Company to issue Common Shares, Preferred Shares, debt securities and other securities with no restrictions on the amount.

During 2015, we have issued 0.8 million Common Shares under our at-the-market ("ATM") equity program for net proceeds of $26.9 million. See Note 3 in the Notes to Consolidated Financial Statements for additional information related to our ATM equity program.

Asset Sales

During 2015, we have completed dispositions with an aggregate sales price of $327.9 million within our Funds, of which the Operating Partnership's share of net proceeds were $30.8 million.

During January 2015, we completed the sale of Fund III's Lincoln Park Centre for $64.0 million. After the repayment of $28.0 million of debt, the Operating Partnership's share of net proceeds was $7.2 million.

During April 2015, we completed the sale of Fund III's White City Shopping Center for $96.8 million. After the repayment of $56.4 million of debt, the Operating Partnership's share of net proceeds was $5.1 million.

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

During July 2015, we completed the sale of Fund III's Parkway Crossing property for $27.3 million. After repayment of $12.7 million of debt, the Operating Partnership's share of net proceeds was $2.7 million.

Additionally, Fund III is under contract to dispose of property in excess of $100.0 million. As this disposition pipeline is subject to customary closing conditions, no assurance can be given that closing will be successfully completed. The Operating Partnership's share of anticipated net proceeds is expected to range between $16.0 million and $19.0 million.

See Note 4 in the Notes to the Consolidated Financial Statements for additional information related to our asset dispositions.

Structured Financing Portfolio Repayments

During 2015, we have received repayments in our structured financing portfolio aggregating $16.0 million. See Note 6 in the Notes to Consolidated Financial Statements, for further information of our notes receivable and preferred equity investments, and for payments received during the nine months ended September 30, 2015.

Debt Financings

During the nine months ended September 30, 2015, we received loan proceeds of $339.1 million, and made repayments of $267.3 million. See Notes 8 and 9 in the Notes to Consolidated Financial Statements for additional information on the transactions related to mortgage loans, bond financing and credit facilities completed during the nine months ended September 30, 2015.

As of September 30, 2015, mortgages and other notes payable aggregated $1,315.6 million, excluding the unamortized premium of $1.7 million, and the mortgages were collateralized by 40 properties and related tenant leases. Interest rates on our outstanding mortgage indebtedness and other notes payable ranged from 1.00% to 6.65% with maturities that ranged from October 2015 to February 2024. Taking into consideration $207.2 million of notional principal under variable to fixed-rate swap agreements currently in effect, $809.8 million of the mortgages and other notes payable, or 61.6%, was fixed at a 4.91% weighted average interest rate and $505.8 million, or 38.4% was floating at a 2.07% weighted average interest rate as of September 30, 2015. There is $112.7 million of debt maturing in 2015 at a weighted average interest rate of 1.86%. In addition, there is $1.9 million of scheduled principal amortization due in 2015. As it relates to the maturing debt in 2015, we may not have sufficient cash on hand to repay such indebtedness, and, therefore, we expect to refinance at least a portion of this indebtedness or select other alternatives based on market conditions as these loans mature. Subsequent to September 30, 2015, we entered into two forward-starting interest rate swap agreements with respect to $100.0 million of notional principal.

The following table sets forth certain information pertaining to our secured and unsecured credit facilities:

(dollars in millions) Borrower	Total amount of credit facility	Amount borrowed as of December 31, 2014	Net borrowings (repayments) during the nine months ended September 30, 2015	Amount borrowed as of September 30, 2015	Letters of credit outstanding as of September 30, 2015	Amount available under credit facilities as of September 30,2015
Term Loan	$50.0	$50.0	$—	$50.0	$—	$—
Unsecured Revolving Line (1)	150.0	—	33.5	33.5	17.5	99.0
Fund IV Revolving Subscription Line (2)	150.0	77.1	(52.1)	25.0	—	125.0
Fund II Revolving Line (1)	25.0	—	12.5	12.5	—	12.5
Fund IV Revolving Loan	50.0	—	34.5	34.5	—	15.5
Term Loan	50.0	—	50.0	50.0		—
Total	$475.0	$127.1	$78.4	$205.5	$17.5	$252.0

Notes:

(1) This is an unsecured revolving credit facility.
(2) The Fund IV revolving subscription line of credit is secured by unfunded investor capital commitments.

The following table summarizes our mortgage and other indebtedness as of September 30, 2015 and December 31, 2014:

(dollars in millions)	Principal Outstanding as of
Description of Debt and Collateral	9/30/15	12/31/14	Interest Rate	Maturity	Payment Terms
Variable-rate debt
Liberty Avenue	$—	$9.0	LIBOR+2.75%	4/30/2015	Monthly principal and interest
City Point	—	20.7	LIBOR+4.00%	8/12/2015	Interest only monthly
Cortlandt Towne Center (1)	83.3	83.9	LIBOR+1.65%	10/26/2015	Monthly principal and interest
210 Bowery	4.6	4.6	LIBOR+1.95%	11/30/2015	Interest only monthly
Nostrand Avenue	11.7	12.0	LIBOR+2.65%	2/1/2016	Monthly principal and interest
Heritage Shops	24.5	24.5	LIBOR+1.55%	2/28/2016	Interest only monthly
Broughton Street Portfolio	20.0	—	LIBOR+3.00%	5/5/2016	Interest only monthly
640 Broadway	22.2	22.6	LIBOR+2.95%	7/1/2016	Monthly principal and interest
City Point	20.0	20.0	LIBOR+1.70%	8/23/2016	Interest only monthly
Lincoln Park Centre	—	28.0	LIBOR+1.45%	12/3/2016	Interest only monthly
City Point	62.0	—	SIFMA+1.60%	12/23/2016	Interest only monthly
654 Broadway	8.9	9.0	LIBOR+1.88%	3/1/2017	Monthly principal and interest
New Hyde Park Shopping Center	11.4	11.7	LIBOR+1.85%	5/1/2017	Monthly principal and interest
938 W. North Avenue	12.5	12.5	LIBOR+2.35%	5/1/2017	Interest only monthly
1151 Third Avenue	12.5	12.5	LIBOR+1.75%	6/3/2017	Interest only monthly
161st Street	29.5	29.5	LIBOR+2.50%	4/1/2018	Interest only monthly
664 North Michigan Avenue	43.4	44.4	LIBOR+1.65%	6/28/2018	Monthly principal and interest
Paramus Plaza	13.3	12.6	LIBOR+1.70%	2/20/2019	Interest only monthly
Lake Montclair	15.0	15.3	LIBOR+2.15%	5/1/2019	Monthly principal and interest
17 E. 71st Street	19.0	—	LIBOR+1.90%	6/9/2020	Interest only monthly
1035 Third Avenue	42.0	—	LIBOR+2.35%	1/27/2021	Interest only monthly
City Point	20.0	20.0	LIBOR+1.39%	11/1/2021	Interest only monthly
3104 M Street	2.2	0.1	PRIME+0.50%	12/10/2021	Interest only monthly
4401 White Plains Road	6.0	6.1	LIBOR+1.90%	9/1/2022	Monthly principal and interest
28 Jericho Turnpike	15.4	15.7	LIBOR+1.90%	1/23/2023	Monthly principal and interest
60 Orange Street	8.1	8.2	LIBOR+1.75%	4/3/2023	Monthly principal and interest
Sub-total mortgage notes payable	507.5	422.9
Unsecured debt
Fund IV Revolving Subscription Line (4)	25.0	77.1	LIBOR+1.65%	11/20/2015	Interest only monthly
Fund II Revolving Line	12.5	—	LIBOR+2.75%	10/9/2016	Interest only monthly
Fund IV Revolving Line	34.5	—	LIBOR+2.75%	2/9/2017	Interest only monthly
Unsecured Line	33.5	—	LIBOR+1.40%	1/31/2018	Interest only monthly
Term Loan	50.0	50.0	LIBOR+1.30%	11/25/2019	Interest only monthly
Term Loan	50.0	—	LIBOR+1.30%	7/2/2020	Interest only monthly
Sub-total unsecured debt	205.5	127.1
Interest rate swaps (3)	(207.2)	(223.8)
Total variable-rate debt, net of swaps	505.8	326.2

(dollars in millions)	Principal Outstanding as of
Description of Debt and Collateral	9/30/15	12/31/14	Interest Rate	Maturity	Payment Terms
Fixed-rate debt
Crescent Plaza	$—	$16.5	4.98%	9/6/2015	Monthly principal and interest
Pacesetter Park Shopping Center	—	11.3	5.13%	11/6/2015	Monthly principal and interest
Elmwood Park Shopping Center (2)	31.7	32.2	5.53%	1/1/2016	Monthly principal and interest
Chicago Street Retail Portfolio	15.0	15.3	5.61%	2/1/2016	Monthly principal and interest
The Gateway Shopping Center	19.2	19.4	5.44%	3/1/2016	Monthly principal and interest
330-340 River Street	10.5	10.7	5.24%	5/1/2016	Monthly principal and interest
Brandywine	166.2	166.2	6.00%	7/1/2016	Interest only monthly
Rhode Island Place Shopping Center	15.8	16.0	6.35%	12/1/2016	Monthly principal and interest
Convertible Note	—	0.4	3.75%	12/15/2016	Interest only monthly
City Point	19.0	—	1.25%	12/23/2016	Interest only monthly
239 Greenwich Avenue	26.0	26.0	5.42%	2/11/2017	Interest only monthly
639 West Diversey	4.2	4.2	6.65%	3/1/2017	Monthly principal and interest
Merrillville Plaza	25.2	25.5	5.88%	8/1/2017	Monthly principal and interest
Bedford Green	29.3	29.6	5.10%	9/5/2017	Monthly principal and interest
216th Street	25.5	—	5.80%	10/1/2017	Interest only monthly
City Point	5.3	5.3	1.00%	8/23/2019	Interest only monthly
City Point	200.0	199.0	4.75%	5/29/2020	Interest only monthly
163 Highland Avenue	9.7	—	4.66%	2/1/2024	Monthly principal and interest
Interest rate swaps (3)	207.2	223.8
Total fixed-rate debt, including swaps	809.8	801.4
Unamortized Premium	1.7	2.9
Total	$1,317.3	$1,130.5

Notes:

(1) Subsequent to September 30, 2015, loan was extended to January 24, 2016.
(2) Loan was repaid subsequent to September 30, 2015.
(3) Represents the amount of our variable-rate debt that has been fixed through certain cash flow hedge transactions. See Note 7 to the Notes to Consolidated Financial Statements for a discussion of these transactions.
(4) Subsequent to September 30, 2015, loan was extended to November 18, 2016.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

At September 30, 2015, maturities on our mortgages and other notes payable ranged from October 2015 to February 2024. In addition, we have non-cancelable ground leases, with terms expiring between 2020 and 2078, at five of our properties. We also lease space for our corporate headquarters for a term expiring in 2027. The following table summarizes our debt maturities, obligations under non-cancelable operating leases and construction contracts as of September 30, 2015:

(dollars in millions)	Payments due by period
Contractual obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Future debt maturities	$1,315.6	$458.7	$406.2	$353.9	$96.8
Interest obligations on debt	133.5	44.5	47.6	31.2	10.2
Operating lease obligations (1)	23.8	1.1	7.6	3.2	11.9
Construction commitments	83.6	83.6	—	—	—
Total	$1,556.5	$587.9	$461.4	$388.3	$118.9

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

See Note 5 of the Notes to Consolidated Financial Statements for a discussion of our unconsolidated investments. Our pro-rata share of debt related to these unconsolidated investments is as follows:

(dollars in millions)	Operating Partnership
Investment	Pro-rata share of mortgage debt	Interest rate at September 30, 2015	Maturity Date
Promenade at Manassas	$5.7	1.59%	November 2016
1701 Belmont Avenue	0.7	4.00%	January 2017
Arundel Plaza	1.8	2.19%	April 2017
2819 Kennedy Boulevard	1.5	2.34%	December 2017
Eden Square	3.6	2.19%	December 2017
230/240 W. Broughton	0.6	2.09%	May 2018
Crossroads	33.1	3.94%	September 2024
840 N. Michigan	65.0	4.36%	February 2025
Georgetown Portfolio	8.8	4.72%	December 2027
Total	$120.8

Note:

In addition, we have arranged for the provision of two separate letters of credit in connection with certain leases and investments. As of September 30, 2015, there was no outstanding balance under the letters of credit. If the letters of credit were fully drawn, the maximum amount of our exposure would be $17.5 million.

HISTORICAL CASH FLOW

The following table compares the historical cash flows for the nine months ended September 30, 2015 ("2015") with the cash flow for the nine months ended September 30, 2014 ("2014"):

	Nine Months Ended September 30,
(dollars in millions)	2015	2014	Change
Net cash provided by operating activities	$85.3	$61.7	$23.6
Net cash used in investing activities	(254.5)	(59.0)	(195.5)
Net cash provided by financing activities	24.4	49.2	(24.8)
Total	$(144.8)	$51.9	$(196.7)

A discussion of the significant changes in cash flows for 2015 compared to 2014 is as follows:

Operating Activities

Our operating activities provided $23.6 million of additional cash during 2015, primarily from the following:

•	An increase in cash flow from Core and Fund Property acquisitions

•	An increase in cash flow from our Structured Financing Portfolio

Investing Activities

During 2015, our investing activities used an additional $195.5 million of cash, primarily for the following:

•	An additional $155.7 million was used for the acquisition of real estate

•	$54.6 million more was used for redevelopment and property improvement costs

•	$24.9 million of additional cash was issued for notes receivable

•	$21.0 million less cash was collected from the return of capital from unconsolidated affiliates

These items were partially offset by:

•	$48.9 million less cash used in investments and advances to unconsolidated affiliates

•	$16.7 million more cash received from the disposition of properties

Financing Activities

Our financing activities provided $24.8 million less cash during 2015, primarily from the following:

•	$86.8 million less cash received from the issuance of Common Shares

•	Cash provided from net borrowings decreased $40.1 million

•	An additional $30.4 million of cash was used to pay dividends to Common Shareholders

These items were partially offset by:

•	$133.9 million of less cash distributed to noncontrolling interests

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

Currently, we manage our exposure to fluctuations in interest rates primarily through the use of fixed-rate debt and interest rate swap and cap agreements. As of September 30, 2015, we had total mortgage debt and other notes payable of $1,315.6 million, net of unamortized premium of $1.7 million, of which $809.8 million or 61.6% was fixed-rate, inclusive of interest rate swaps, and $505.8 million or 38.4% was variable-rate based upon certain indices, primarily LIBOR, plus certain spreads. As of September 30, 2015, we were a party to 14 interest rate swap transactions and two interest rate caps to hedge our exposure to changes in interest rates with respect to $207.2 million and $35.4 million of LIBOR-based variable-rate debt, respectively. Subsequent to September 30, 2015, we entered into two forward-starting interest rate swap agreements with respect to $100.0 million of notional principal.

Of our total consolidated outstanding debt, $114.6 million and $454.2 million will become due in 2015 and 2016, respectively. As we intend on refinancing some or all of such debt at the then-existing market interest rates, which may be greater than the current interest rate, our interest expense would increase by approximately $5.7 million annually if the interest rate on the refinanced debt increased by 100 basis points. After giving effect to noncontrolling interests, our share of this increase would be $1.9 million.

Interest expense on our consolidated variable-rate debt, net of variable to fixed-rate swap agreements currently in effect, as of September 30, 2015 would increase by $5.1 million annually if the indices increased by 100 basis points. After giving effect to noncontrolling interests, our share of this increase would be $1.3 million. We may seek additional variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, we would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.

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

During July 2013, a lawsuit was brought against us relating to the 2011 flood at Mark Plaza by Kmart Corporation in the Luzerne County Court of Common Pleas, State of Pennsylvania. The lawsuit alleged a breach of contract and negligence relating to landlord responsibility for damages incurred by the tenant as a result of the flood. The tenant was seeking damages in excess of $9.0 million. During the third quarter of 2015, the case was settled for $1.1 million. Of this $0.8 million was paid by insurance and the Company paid $0.3 million.

During December 2013, in connection with our Fund II’s City Point Project, Albee Development LLC ("Albee") and a non-affiliated construction manager were served with a Summons With Notice as well as a Demand for Arbitration by Casino Development Group, Inc. ("Casino"), the former contractor responsible for the excavation and concrete work at the City Point Project. Albee terminated the contract with Casino for cause prior to completion of the contract. Casino was seeking approximately $7.4 million. During the second quarter of 2015, the case was settled for $3.3 million, of which the Operating Partnership's share was $0.6 million.

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

ACADIA REALTY TRUST

November 6, 2015	/s/ Kenneth F. Bernstein Kenneth F. Bernstein President and Chief Executive Officer (Principal Executive Officer)

November 6, 2015	/s/ Jonathan W. Grisham Jonathan W. Grisham Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to rule 13a–14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
31.2	Certification of Chief Financial Officer pursuant to rule 13a–14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Document*
101.DEF	XBRL Taxonomy Extension Definitions Document*
101.LAB	XBRL Taxonomy Extension Labels Document*
101.PRE	XBRL Taxonomy Extension Presentation Document*
*
Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Note:
(1)	Filed herewith.