Form 10-K
period 2015-12-31
ACADIA REALTY TRUST
filed 2016-02-19
CIK 899629

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from        to
Commission File Number 1-12002

ACADIA REALTY TRUST
(Exact name of registrant as specified in its charter)
Maryland	23-2715194
(State of incorporation)	(I.R.S. employer identification no.)
411 Theodore Fremd Avenue, Suite 300 Rye, NY 10580
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
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $2,011.2 million, based on a price of $29.22 per share, the average sales price for the registrant’s common shares of beneficial interest on the New York Stock Exchange on that date.

The number of shares of the registrant’s common shares of beneficial interest outstanding on February 19, 2016 was 70,462,368.
DOCUMENTS INCORPORATED BY REFERENCE
Part III – Portions of the registrant’s definitive proxy statement relating to its 2016 Annual Meeting of Shareholders presently scheduled to be held May 9, 2016 to be filed pursuant to Regulation 14A.

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

All of our assets are held by, and all of our operations are conducted through, Acadia Realty Limited Partnership (the "Operating Partnership") and entities in which the Operating Partnership owns an interest. As of December 31, 2015, the Trust controlled 95% of the Operating Partnership as the sole general partner. As the general partner, the Trust is entitled to share, in proportion to its percentage interest, in the cash distributions and profits and losses of the Operating Partnership. The limited partners primarily represent entities or individuals that contributed their interests in certain properties or entities to the Operating Partnership in exchange for common or preferred units of limited partnership interest ("Common OP Units" or "Preferred OP Units," respectively, and collectively, "OP Units") and employees who have been awarded restricted Common OP Units as long-term incentive compensation ("LTIP Units"). Limited partners holding Common OP and LTIP Units are generally entitled to exchange their units on a one-for-one basis for our common shares of beneficial interest of the Trust ("Common Shares"). This structure is referred to as an umbrella partnership REIT, or "UPREIT."

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

•
Generate additional growth through our Funds in which we co-invest with high-quality institutional investors. Our Fund strategy focuses on opportunistic yet disciplined acquisitions with high inherent opportunity for the creation of additional value, execution on this opportunity and the realization of value through the sale of these assets. In connection with this strategy, we focus on:

◦	value-add investments in street retail properties, located in established and "next-generation" submarkets, with re-tenanting or repositioning opportunities,

◦	opportunistic acquisitions of well-located real estate anchored by distressed retailers, and

◦	other opportunistic acquisitions, which vary based on market conditions and may include high-yield acquisitions and purchases of distressed debt.

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

In addition to our Core Portfolio investments in real estate assets, we have also capitalized on our expertise in the acquisition, redevelopment, leasing and management of retail real estate by establishing discretionary opportunity funds. Our Fund platform is an investment vehicle where the Operating Partnership invests, along with outside institutional investors, including, but not limited to, endowments, foundations, pension funds and investment management companies, in primarily opportunistic and value-add retail real estate. To date, we have launched four funds ("Funds"); Acadia Strategic Opportunity Fund, LP ("Fund I"), Acadia Strategic Opportunity Fund II, LLC ("Fund II"), Acadia Strategic Opportunity Fund III LLC ("Fund III") and Acadia Strategic Opportunity Fund IV LLC ("Fund IV"). Due to our level of control, we consolidate these Funds for financial reporting purposes. Fund I and Fund II also include investments in operating companies through Acadia Mervyn Investors I, LLC ("Mervyns I"), Acadia Mervyn Investors II, LLC ("Mervyns II") and, in certain instances, directly through Fund II, all on a non-recourse basis. These investments comprise and are referred to as the Company's Retailer Controlled Property Venture ("RCP Venture"). As of December 31, 2015, Fund I has been liquidated.

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

Capital Strategy — Balance Sheet Focus and Access to Capital

Our primary capital objective is to maintain a strong and flexible balance sheet through conservative financial practices, including moderate use of leverage, while ensuring access to sufficient capital to fund future growth. We intend to continue financing acquisitions and property redevelopment with sources of capital determined by management to be the most appropriate based on, among other factors, availability in the current capital markets, pricing and other commercial and financial terms. The sources of capital may include the issuance of public equity, unsecured debt, mortgage and construction loans, and other capital alternatives including the issuance of OP Units. We manage our interest rate risk through the use of fixed rate debt and, where we use variable rate debt, through the use of certain derivative instruments, including London Interbank Offered Rate ("LIBOR") swap agreements and interest rate caps as discussed further in Item 7A. of this Form 10-K.

During January 2012, we launched an at-the-market ("ATM") equity issuance program which provides us an efficient and low-cost vehicle for raising public equity to fund our capital needs. Through this program, we have been able to effectively "match-fund" a portion of the required equity for our Core Portfolio and Fund acquisitions through the issuance of Common Shares over extended periods employing a price averaging strategy. In addition, from time to time, we have issued and intend to continue to issue equity in follow-on offerings separate from our ATM program. Net proceeds raised through our ATM program and follow-on offerings are primarily used for acquisitions, both for our Core Portfolio and our pro-rata share of Fund acquisitions and for other general corporate purposes.

Common Share issuances for each of the years ended December 31, 2015, 2014 and 2013 are summarized as follows:

(shares and dollars in millions)	2015	2014	2013

ATM Issuance (1)
Common Shares issued	2.0	4.7	3.0
Gross proceeds	$65.6	$128.9	$82.2
Net proceeds	$64.4	$126.8	$80.7

Follow-on Offering Issuances
Common Shares issued	—	7.6	—
Gross proceeds	$—	$237.4	$—
Net proceeds	$—	$230.7	$—

Note:

(1) This activity includes 1.2 million shares issued during the fourth quarter of 2015, which generated gross proceeds of $38.0 million and net proceeds of $37.5 million.

During 2013 and 2014, we also issued 1.2 million and 1.6 million OP Units, respectively, in connection with the acquisition of properties. During January 2016, we issued 0.9 million OP Units in connection with the acquisition of a property.

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

For the year ended December 31, 2015, we continued to execute on our strategy of owning a superior Core Portfolio by acquiring, through our Operating Partnership and its subsidiaries, properties consistent with our existing portfolio for an aggregate purchase price of $204.2 million. See Note 2 in the Notes to Consolidated Financial Statements, for a detailed discussion of these acquisitions and Item 2. Properties for a description of the other properties in our Core Portfolio. Additionally, subsequent to December 31, 2015, we acquired a 49% interest in a property for $39.8 million.

As we typically hold our Core Portfolio properties for long-term investment, we periodically review the portfolio and implement programs to renovate and re-tenant targeted properties to enhance their market position. This in turn is expected to strengthen the competitive position of the leasing program to attract and retain quality tenants, increasing cash flow, and consequently, property values. From time to time, we also identify certain properties for disposition and redeploy the capital for acquisitions and for the repositioning of existing properties with greater potential for capital appreciation. During 2015, there were no dispositions within the Core Portfolio.

We also make investments in first mortgages, preferred equity and other notes receivable collateralized by real estate, ("Structured Finance Program") either directly or through entities having an ownership interest therein. During 2015, we made investments totaling $41.4 million in this program and as of December 31, 2015 had $147.2 million invested in this program. See Note 5 in the Notes to Consolidated Financial Statements, for a detailed discussion of our Structured Finance Program.

Funds

During 2015, the Operating Partnership acquired an additional 4.6% interest in Fund III from a limited partner for $7.3 million, giving the Company an aggregate 24.5% interest in Fund III. During January 2016, the Operating Partnership acquired an additional 8.3% interest in Fund II from a limited partner for $18.4 million, giving the Company an aggregate 28.3% interest in Fund II.

Acquisitions

Fund II

During 2015, Fund II acquired an additional 43% interest in Tower I of its City Point Development located in Brooklyn, NY. Fund II now owns 95% of this development project. See Note 2 in the Notes to Consolidated Financial Statements for a detailed discussion of this acquisition.

Fund IV

During 2015, Fund IV acquired seven properties for an aggregate purchase price of $146.1 million. See Note 2 in the Notes to Consolidated Financial Statements for a detailed discussion of these acquisitions.

During February 2016, Fund IV closed on a $14.0 million preferred equity investment in a development site in Chicago, Illinois.

Dispositions

Fund II

During 2015, Fund II sold the residential air rights in Phase III of its City Point project located in Brooklyn, NY for a sales price of $115.6 million, and a property located in Queens, NY for $24.0 million. See Note 2 in the Notes to Consolidated Financial Statements for a detailed discussion of these dispositions.

Fund III

During 2015, Fund III sold three properties located in Chicago, IL, Shrewsbury, MA and Baltimore, MD for an aggregate sales price of $188.0 million. See Note 2 in the Notes to Consolidated Financial Statements, for a detailed discussion of these dispositions. Subsequent to December 31, 2015, Fund III sold a 65% interest in Cortlandt Town Center for $107.3 million.

Redevelopment Activities

As part of our Fund strategy, we invest in real estate assets that may require significant redevelopment. As of December 31, 2015, the Funds had 10 redevelopment projects, consisting of 30 individual properties, four of which are under construction and six are in various stages of the redevelopment process as follows:

(dollars in millions)
Property	Owner	Costs to date	Anticipated additional costs (1)	Status	Square feet upon completion	Anticipated completion date
City Point (2)	Fund II	$341.9	$48.1 - $68.1 (3)	Construction commenced	763,000	2016/2020 (4)
Sherman Plaza (2)	Fund II	35.8	TBD	Pre-construction	TBD	TBD
Cortlandt Crossing	Fund III	14.6	32.4 - 41.4	Pre-construction	150,000 - 170,000	2017
3104 M Street NW (2)	Fund III	7.3	0.7 - 1.7	Construction commenced	10,000	2016
Broad Hollow Commons	Fund III	14.4	35.6 - 45.6	Pre-construction	180,000 - 200,000	2016
210 Bowery	Fund IV	13.2	5.3 - 9.3	Pre-construction	16,000	2016
Broughton Street Portfolio (2)	Fund IV	61.3	23.7 - 28.7	Construction commenced	200,000	2016
27 E. 61st Street	Fund IV	21.3	1.5 - 5.5	Construction commenced	9,500	2016
801 Madison Avenue	Fund IV	33.6	2.4 - 7.4	Pre-construction	5,000	2016
650 Bald Hill Road	Fund IV	10.5	17.0 - 22.0	Pre-construction	161,000	2016
Total		$553.9

Notes:

TBD – To be determined

(1) Anticipated additional costs are estimated ranges for completing the projects and include costs for tenant improvements and leasing commissions.

(2) These projects are being redeveloped in joint ventures with unaffiliated entities.

(3) Net of actual and anticipated contributions from retail tenants and proceeds from residential tower sales.

(4) Phases I and II have an estimated completion date of 2016. Phase III has an estimated completion date of 2020.

RCP Venture

Through Mervyns I and II, and in certain instances, Fund II, we have opportunistically made investments through our RCP Venture in surplus or underutilized properties owned by retailers. While we are primarily a passive partner in the investments made through the RCP Venture, historically we have provided our services in reviewing potential acquisitions and operating and redevelopment assistance in areas where we have both a presence and expertise. To date, we have invested an aggregate $63.2 million in our RCP Venture on a non-recourse basis. See Note 4 in the Notes to Consolidated Financial Statements for a detailed discussion of the RCP Venture.

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

FINANCIAL INFORMATION ABOUT MARKET SEGMENTS

We have three reportable segments: Core Portfolio, Funds and Structured Financing. Structured Financing consists of our notes receivable and related interest income. The accounting policies of the segments are the same as those described in the summary of significant accounting policies set forth in Note 1 in the Notes to Consolidated Financial Statements. We evaluate property performance primarily based on net operating income before depreciation, amortization and certain nonrecurring items. Investments in our Core Portfolio are typically held long-term. Given the contemplated finite life of our Funds, these investments are typically held for shorter terms. Priority distributions and fees earned by us as general partner or managing member of the Funds are eliminated in our Consolidated Financial Statements. See Note 3 in the Notes to Consolidated Financial Statements for information regarding, among other things, revenues from external customers, a measure of profit and loss and total assets with respect to each of our segments. Our profits and losses for both our business and each of our segments are not seasonal.

CORPORATE HEADQUARTERS AND EMPLOYEES

Our executive office is located at 411 Theodore Fremd Avenue, Suite 300, Rye, New York 10580, and our telephone number is (914) 288-8100. As of December 31, 2015, we had 116 employees, of which 97 were located at our executive office and 19 were located at regional property management offices. None of our employees are covered by collective bargaining agreements. Management believes that its relationship with employees is good.

COMPANY WEBSITE

All of our filings with the Securities and Exchange Commission, including our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available at no cost at our website at www.acadiarealty.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. These filings can also be accessed through the Securities and Exchange Commission’s website at www.sec.gov. Alternatively, we will provide paper copies of our filings at no cost upon request. If you wish to receive a copy of the Form 10-K, you may contact Robert Masters, Corporate Secretary, at Acadia Realty Trust, 411 Theodore Fremd Avenue, Suite 300, Rye, NY 10580. You may also call (914) 288-8100 to request a copy of the Form 10-K. Information included or referred to on our website is not incorporated by reference in or otherwise a part of this Form 10-K.

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

ITEM 1A. RISK FACTORS.

If any of the following risks occur, the impact on our business, results of operations and financial condition could be material. This section includes or refers to certain forward-looking statements. Refer to the explanation of the qualifications and limitations on such forward-looking statements discussed in the beginning of this Form 10-K.

We rely on revenues derived from key tenants.

We derive significant revenues from a concentration of certain key tenants that occupy space at more than one property. We could be adversely affected in the event of the bankruptcy or insolvency of, or a downturn in the business of, any of our key tenants, or in the event that any such tenant does not renew its leases as they expire or renews such leases at lower rental rates. See "Item 2. Properties-Major Tenants" in this Annual Report on Form 10-K for quantified information with respect to the percentage of our minimum rents received from major tenants.

Anchor tenants and co-tenancy are crucial to the success of retail properties.

Vacated anchor space not only directly reduces rental revenues, but if not re-tenanted with a similar tenant, or one with equal consumer attraction, could adversely affect the entire shopping center primarily through the loss of customer drawing power. This can also occur through the exercise of the right that most anchors have, to vacate and prevent re-tenanting by paying rent for the balance of the lease term ("going dark"), as would the departure of a "shadow" anchor tenant that is owned by another landlord. In addition, in the event that certain anchor tenants cease to occupy a property, such an action may result in a significant number of other tenants having the contractual right to terminate their leases, or pay a reduced rent based on a percentage of the tenant's sales, at the affected property, which could adversely affect the future income from such property ("co-tenancy"). Although, it may not directly reduce our rental revenues, and there are no contractual co-tenancy conditions, vacant retail space adjacent to, or even on the same block as our street and urban properties may similarly affect shopper traffic and re-tenanting activities at our properties. See "Item 2. Properties-Major Tenants" in this Annual Report on Form 10-K for quantified information with respect to the percentage of our minimum rents received from major tenants.

The bankruptcy of, or a downturn in the business of, any of our major tenants or a significant number of our smaller tenants may adversely affect our cash flows and property values.

The bankruptcy of, or a downturn in the business of, any of our major tenants causing them to reject their leases, or to not renew their leases as they expire, or renew at lower rental rates, may adversely affect our cash flows and property values. Furthermore, the impact of vacated anchor space and the potential reduction in customer traffic may adversely impact the balance of tenants at a shopping center.

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

While we devote considerable effort and resources to analyze and respond to tenant trends, preferences and consumer spending patterns, we cannot predict with certainty what future tenants will want, what future retail spaces will look like and how much revenue will be generated at traditional "bricks and mortar" locations. If we are unable to anticipate and respond promptly to trends in the market because of the illiquid nature of real estate (See the Risk Factor entitled, "Our ability to change our portfolio is limited because real estate investments are illiquid" below), our occupancy levels and financial results could suffer.

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

While we currently believe we have adequate sources of liquidity, there can be no assurance that we will be able to obtain secured or unsecured loan facilities to meet our needs, including to purchase additional properties, to complete current redevelopment projects, or to successfully refinance our properties as loans become due. To the extent that the availability of credit is limited, it would also adversely impact our notes receivable as counterparties may not be able to obtain the financing required to repay the loans upon maturity.

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

Equity investments in real estate are relatively illiquid and, therefore, our ability to change our portfolio promptly in response to changed conditions is limited, which could adversely affect our financial condition and results of operations and our ability to pay dividends and make distributions. Our Board of Trustees may establish investment criteria or limitations as it deems appropriate, but currently does not limit the number of properties in which we may seek to invest or on the concentration of investments in any one geographic region. As discussed under the heading "Our Board of Trustees may change our investment policy without shareholder approval" below, we could change our investment, disposition and financing policies and objectives without a vote of our shareholders, but such change may be delayed or more difficult to implement due to the illiquidity of real estate.

Although we have historically used moderate levels of leverage, if we employed higher levels of leverage, it would result in increased risk of default on our obligations and in an increase in debt service requirements, which could adversely affect our financial condition and results of operations and our ability to pay dividends and make distributions. In addition, the viability of the interest rate hedges we use is subject to the strength of the counterparties.

We have incurred, and expect to continue to incur, indebtedness to support our activities. Neither our Declaration of Trust nor any policy statement formally adopted by our Board of Trustees limits either the total amount of indebtedness or the specified percentage of indebtedness that we may incur. Accordingly, we could become more highly leveraged, resulting in increased risk of default on our financial obligations and in an increase in debt service requirements. This in turn could adversely affect our financial condition, results of operations and our ability to make distributions.

Variable rate debt exposes us to changes in interest rates. Interest expense on our variable rate debt as of December 31, 2015 would increase by $5.6 million annually for a 100 basis point increase in interest rates. This exposure would increase if we seek additional variable rate financing based on pricing and other commercial and financial terms.

We enter into interest rate hedging transactions, including interest rate swap and cap agreements, with counterparties, generally, the same lenders who made the loan in question. There can be no guarantee that the future financial condition of these counterparties will enable them to fulfill their obligations under these agreements.

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

Our performance depends on the economic conditions in markets in which our properties are concentrated. We have significant exposure to the greater New York and Chicago metropolitan regions, from which we derive 41% and 23% of the annual base rents within our Core Portfolio, respectively and 63% and 8% of annual base rents within our Funds, respectively. Our operating results could be adversely affected if market conditions, such as an oversupply of space or a reduction in demand for real estate, in these areas occur.

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

Our earnings growth strategy is based on the acquisition and redevelopment of additional properties, including acquisitions of core properties through our Operating Partnership and our high return investment programs through our Fund platform. The consummation of any future acquisitions will be subject to satisfactory completion of our extensive valuation analysis and due diligence review and to the negotiation of definitive documentation. We cannot be sure that we will be able to implement our strategy because we may have difficulty finding new properties, obtaining necessary entitlements, negotiating with new or existing tenants or securing acceptable financing. Furthermore, if we were unable to obtain sufficient investor capital commitments in order to initiate future Funds, this would adversely impact our current growth strategy.

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

Historically, a component of our growth strategy has been through private-equity type investments made through our RCP Venture. These have included investments in operating retailers. The inability of the retailers to operate profitably would have an adverse impact on income realized from these investments. Through our investments in joint ventures we have also invested in operating businesses that have operational risk in addition to the risks associated with real estate investments, including among other risks, human capital issues, adequate supply of product and material, and merchandising issues.

Our redevelopment and construction activities could affect our operating results.

We intend to continue the selective redevelopment and construction of retail properties, with our project at City Point currently being our largest redevelopment project (see "Item 1. BUSINESS - INVESTING ACTIVITIES - Funds - Redevelopment Activities" for a description of the City Point project).

As opportunities arise, we may delay construction until sufficient pre-leasing is reached and financing is in place. Our redevelopment and construction activities include risks that:

•	We may abandon redevelopment opportunities after expending resources to determine feasibility;

•	Construction costs of a project may exceed our original estimates;

•	Occupancy rates and rents at a newly completed property may not be sufficient to make the property profitable;

•	Financing for redevelopment of a property may not be available to us on favorable terms;

•	We may not complete construction and lease-up on schedule, resulting in increased debt service expense and construction costs; and

•	We may not be able to obtain, or may experience delays in obtaining necessary zoning and land use approvals as well as building, occupancy and other required governmental permits and authorizations.

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

Exclusivity obligation to our Funds.

Under the terms of our current Fund (Fund IV), our primary goal is to seek investments for the Fund, subject to certain exceptions. We may only pursue opportunities to acquire retail properties directly through the Operating Partnership if (i) the ownership of the acquisition opportunity by the Fund would create a material conflict of interest for us; (ii) we require the acquisition opportunity for a "like-kind" exchange; (iii) the consideration payable for the acquisition opportunity is our Common Shares, OP Units or other securities or (iv) the investment is outside the parameters of our investment goals for the Fund (which, in general, seeks more opportunistic level returns). As a result, we may not be able to make attractive acquisitions directly and instead may only receive a minority interest in such acquisitions through the Fund.

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

Our success depends on the contribution of key management members. The loss of the services of Kenneth F. Bernstein, President and Chief Executive Officer, or other key executive-level employees could have a material adverse effect on our results of operations. Management continues to strengthen our team and provide for succession planning, but there can be no assurance that such planning will be capable of implementation or of the success of such efforts. We have obtained key-man life insurance for Mr. Bernstein. In addition, we have entered into an employment agreement with Mr. Bernstein; however, it can be terminated by Mr. Bernstein at his discretion. We have not entered into employment agreements with other key executive-level employees.

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

The Financial Accounting Standards Board (the "FASB"), in conjunction with the U.S. Securities and Exchange Commission, has several key projects on its agenda that could impact how we currently account for our material transactions, including, but not limited to, lease accounting and other convergence projects with the International Accounting Standards Board. In addition, the FASB has the ability to introduce new projects to its agenda which may also impact how we account for our material transactions. At this time, we are unable to predict with certainty which, if any, proposals may be passed, what new legislation may be implemented or what level of impact any such proposal could have on the presentation of our consolidated financial statements, our results of operations and our financial ratios required by our debt covenants.

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

As of December 31, 2015, four institutional shareholders own 5% or more individually, and 45.6% in the aggregate, of our Common Shares. A significant concentration of ownership may allow an investor or a group of investors to exert a greater influence over our management and affairs and may have the effect of delaying, deferring or preventing a change in control of us.

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

We rely on information technology networks and systems, some of which are owned and operated by third parties, to process, transmit and store electronic information. Any of these systems may be susceptible to outages due to fire, floods, power loss, telecommunications failures, terrorist or cyber attacks and similar events. Despite the implementation of network security measures, our systems and those of third parties on which we rely may also be vulnerable to computer viruses and similar disruptions. If we and the third parties on whom we rely are unable to prevent such outages and breaches, our operations could be disrupted.

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

While we attempt to mitigate these risks by employing a number of measures, including a dedicated IT team, employee training and background checks, maintenance of backup systems and utilization of third party service providers to provide redundancy over multiple locations, and comprehensive monitoring of our networks and systems along with purchasing cyber security insurance coverage, our systems, networks and services remain potentially vulnerable to advanced threats.

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

Use of social media may adversely impact our reputation and business.

There has been a significant increase in the use of social media platforms, including weblogs, social media websites and other forms of Internet-based communications, which allow individuals access to a broad audience including our significant business constituents. The availability of information through these platforms is virtually immediate as is its impact and may be posted at any time without affording us an opportunity to redress or correct it timely. This information may be adverse to our interests, may be inaccurate and may harm our reputation, brand image, goodwill, performance, prospects or business. Furthermore, these platforms increase the risk of unauthorized disclosure of material non-public Company information.

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

•	Incorrect long-term valuation of an equity investment due to changing conditions not previously anticipated at the time of the investment; and

•	Economic disruptions arising from the above.

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

We carry comprehensive general liability, all-risk property, extended coverage, loss of rent insurance, and environmental liability on our properties, with policy specifications and insured limits customarily carried for similar properties. However, with respect to those properties where the leases do not provide for abatement of rent under any circumstances, we maintain a minimum of twelve months loss of rent insurance. In addition, there are certain types of losses, such as losses resulting from wars, terrorism or acts of God that generally are not insured because they are either uninsurable or not economically insurable. Should an uninsured loss or a loss in excess of insured limits occur, we could lose capital invested in a property, as well as the anticipated future revenues from a property, while remaining obligated for any mortgage indebtedness or other financial obligations related to the property. Any loss of these types would adversely affect our financial condition.

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

As of December 31, 2015, there are 90 operating properties in our Core Portfolio totaling approximately 5.6 million square feet of gross leasable area ("GLA"). The Core Portfolio properties are located in 12 states and the District of Columbia and primarily consist of street retail and dense suburban shopping centers. These properties are diverse in size, ranging from approximately 2,000 to 900,000 square feet and as of December 31, 2015, were, in total, 96% occupied.

As of December 31, 2015, we owned and operated 27 properties totaling approximately 2.3 million square feet of GLA in our Funds, excluding 30 properties under redevelopment. In addition to shopping centers, the Funds have invested in mixed-use properties, which generally include retail activities. The Fund properties are located in 9 states and the District of Columbia and as of December 31, 2015, were, in total, 83% occupied.

Within our Core Portfolio and Funds, we had approximately 700 leases as of December 31, 2015. A majority of our rental revenues were from national retailers and consist of rents received under long-term leases. These leases generally provide for the monthly payment of fixed minimum rent and the tenants' pro-rata share of the real estate taxes, insurance, utilities and common area maintenance of the shopping centers. Certain of our leases also provide for the payment of rent based on a percentage of a tenant's gross sales in excess of a stipulated annual amount, either in addition to, or in place of, minimum rents. Minimum rents, percentage rents and expense reimbursements accounted for approximately 89% of our total revenues for the year ended December 31, 2015.

Four of our Core Portfolio properties and one of our Fund properties are subject to long-term ground leases in which a third party owns and has leased the underlying land to us. We pay rent for the use of the land and are responsible for all costs and expenses associated with the building and improvements at all five locations.

No individual property contributed in excess of 10% of our total revenues for the years ended December 31, 2015, 2014 or 2013. See Note 8 in the Notes to Consolidated Financial Statements, for information on the mortgage debt pertaining to our properties. The following sets forth more specific information with respect to each of our shopping centers at December 31, 2015:

Retail Property	Location	Year Constructed (C) Acquired (A)	Ownership Interest	GLA	Occupancy % 12/31/15 (1)	Annual Base Rent (2)	Annual Base Rent PSF	Anchor Tenants Current Lease Expiration/ Lease Option Expiration
Core Portfolio
STREET AND URBAN RETAIL
Chicago Metro
664 N. Michigan	Chicago	2013 (A)	Fee	18,141	100%	$4,399,313	$242.51	Tommy Bahama 2029/2039 Ann Taylor Loft 2028/2033
840 N. Michigan	Chicago	2014 (A)	Fee/JV	87,135	100%	7,548,895	86.63	H&M 2018/2028 Verizon 2024/2034
Rush and Walton Streets (4)	Chicago	2011/14 (A)	Fee	41,533	100%	6,205,858	156.00	Lululemon 2019/2029 Brioni 2023/2033 BHLDN 2023/2033 Marc Jacobs
613-623 West Diversey	Chicago	2006 (A)	Fee	19,265	26%	428,662	88.16
651-671 West Diversey	Chicago	2011 (A)	Fee	46,259	100%	1,922,016	41.55	Trader Joe's 2021/2041 Urban Outfitters 2021/2031
Clark Street and W. Diversey (5)	Chicago	2011/12 (A)	Fee	23,531	96%	1,232,791	54.82	Ann Taylor 2021/2031 Akira 2018/2028

Retail Property	Location	Year Constructed (C) Acquired (A)	Ownership Interest	GLA		Occupancy % 12/31/15 (1)	Annual Base Rent (2)	Annual Base Rent PSF	Anchor Tenants Current Lease Expiration/ Lease Option Expiration
Halsted and Armitage (6)	Chicago	2011/12 (A)	Fee	44,658		95%	1,831,119	43.07	Intermix 2017/2022 BCBG 2018/2028 Club Monaco 2016/2021
North Lincoln Park (7)	Chicago	2011/14 (A)	Fee	51,255		82%	1,659,944	39.68	Aldo 2019/2024 Carhartt 2021/2031
Roosevelt Galleria	Chicago	2015 (A)	Fee	37,995		100%	1,066,439	28.07	Petco 2024/2039 Vitamin Shoppe 2028/2038
Total Chicago Metro				369,772		92%	26,295,037	77.09

New York Metro
83 Spring Street	Manhattan	2012 (A)	Fee	3,000		100%	686,272	228.76	Paper Source 2022/2027
152-154 Spring Street	Manhattan	2014 (A)	Fee	2,936		100%	2,209,681	752.62	Kate Spade Saturday 2025/—
15 Mercer Street	Manhattan	2011 (A)	Fee	3,375		100%	418,689	124.06	3 x 1 Denim 2021/—
East 17th Street	Manhattan	2008 (A)	Fee	11,467		100%	1,300,014	113.37	Union Fare 2036/—
West 54th Street	Manhattan	2007 (A)	Fee	5,773		86%	2,058,708	413.46	Stage Coach Tavern 2033/—
61 Main Street	Westport	2014 (A)	Fee	3,400		100%	351,560	103.40
181 Main Street	Westport	2012 (A)	Fee	11,350		100%	852,150	75.08	TD Bank 2026/2041
4401 White Plains Road	Bronx	2011 (A)	Fee	12,964		100%	625,000	48.21	Walgreens 2060/—
Bartow Avenue	Bronx	2005 (C)	Fee	14,676		100%	371,379	25.31	Sleepy's 2019/—
239 Greenwich Avenue	Greenwich	1998 (A)	Fee/JV	16,553	(8)	100%	1,469,653	88.78
252-256 Greenwich Avenue	Greenwich	2014 (A)	Fee	9,172		100%	1,238,827	135.07	Calypso 2016/2026 Jack Wills 2020/2025 Madewell 2020/2025
2914 Third Avenue	Bronx	2006 (A)	Fee	40,320		100%	898,890	22.29	Planet Fitness 2027/2042
868 Broadway	Manhattan	2013 (A)	Fee	2,031		100%	702,531	345.90	Dr Martens 2022/2027
313-315 Bowery	Manhattan	2013 (A)	Fee	6,600		100%	435,600	66.00
120 West Broadway	Manhattan	2013 (A)	Fee	13,838		91%	1,873,981	148.28	HSBC Bank 2021/2031 Citibank 2022/2037
131-135 Prince Street	Manhattan	2014 (A)	Fee	3,200		100%	1,269,324	396.66	Follie Follie 2020/2030 Uno de 50 2017/2022
Shops at Grand	Queens	2014 (A)	Fee	99,975		91%	2,736,357	29.99	Stop and Shop 2023/2043
2520 Flatbush Avenue	Brooklyn	2014 (A)	Fee	29,114		100%	1,054,338	36.21	Bob's Discount Furniture 2028/2033 Capital One 2024/2034
Total New York Metro				289,744		96%	20,552,954	73.67

Retail Property	Location	Year Constructed (C) Acquired (A)	Ownership Interest	GLA	Occupancy % 12/31/15 (1)	Annual Base Rent (2)	Annual Base Rent PSF	Anchor Tenants Current Lease Expiration/ Lease Option Expiration
San Francisco Metro
City Center	San Francisco	2015 (A)	Fee	204,648	98%	7,333,292	36.76	City Target 2025/2035 Best Buy 2018/2042
Total San Francisco Metro				204,648	98%	7,333,292	36.76
District of Columbia Metro
1739-53 & 1801-03 Connecticut Avenue	Washington D.C.	2012 (A)	Fee	22,907	100%	1,321,630	57.70	Ruth Chris Steakhouse 2020/— TD Bank 2024/2044
Rhode Island Place Shopping Center	Washington D.C.	2012 (A)	Fee	57,529	90%	1,460,379	28.07	TJ Maxx 2017/—
M Street and Wisonsin Corridor (9)	Washington D.C.	2011/14 (A)	Fee/JV	31,629	100%	2,715,244	85.85	Lacoste 2019/2025 Juicy Couture 2018/2028 Coach 2017/—
Total District of Columbia Metro				112,065	95%	5,497,253	51.59
Boston Metro
330-340 River Street	Cambridge	2012 (A)	Fee	54,226	100%	1,130,470	20.85	Whole Foods 2021/2051
Total Boston Metro				54,226	100%	1,130,470	20.85
TOTAL STREET AND URBAN RETAIL				1,030,455	95%	60,809,006	62.03

SUBURBAN PROPERTIES
New Jersey
Elmwood Park Shopping Center	Elmwood Park	1998 (A)	Fee	149,070	97%	3,833,276	26.43	Acme 2017/2052 Walgreen’s 2022/2062
Marketplace of Absecon	Absecon	1998 (A)	Fee	104,556	95%	1,416,309	14.30	Rite Aid 2020/2040 White Horse Liquors 2019/202024
60 Orange Street	Bloomfield	2012 (A)	Fee/JV	101,715	100%	695,000	6.83	Home Depot 2032/2052
New York
Village Commons Shopping Center	Smithtown	1998 (A)	Fee	87,330	98%	2,737,535	31.96
Branch Shopping Center	Smithtown	1998 (A)	LI (3)	124,439	92%	2,915,843	25.61	CVS 2020/— LA Fitness 2027/2042
Amboy Road	Staten Island	2005 (A)	LI (3)	63,290	100%	2,046,520	32.34	Stop & Shop 2028/2043
Pacesetter Park Shopping Center	Ramapo	1999 (A)	Fee	98,159	85%	1,047,708	12.54	Stop & Shop 2020/2040
West Shore Expressway	Staten Island	2007 (A)	Fee	55,000	100%	1,391,500	25.30	LA Fitness 2022/2037
Crossroads Shopping Center	White Plains	1998 (A)	Fee/JV (10)	310,762	94%	6,846,836	23.36	Kmart 2017/2032 Home Goods 2018/2033 PetSmart 2024/2039

Retail Property	Location	Year Constructed (C) Acquired (A)	Ownership Interest	GLA	Occupancy % 12/31/15 (1)	Annual Base Rent (2)	Annual Base Rent PSF	Anchor Tenants Current Lease Expiration/ Lease Option Expiration
New Loudon Center	Latham	1993 (A)	Fee	255,673	100%	2,033,458	7.95	Price Chopper 2020/2035 AC Moore 2016/— Hobby Lobby 2021/2031
28 Jericho Turnpike	Westbury	2012 (A)	Fee	96,363	100%	1,650,000	17.12	Kohl's 2020/2050
Bedford Green	Bedford Hills	2014 (A)	Fee	90,472	81%	2,188,367	29.99	Shop Rite 2016/2031
Connecticut
Town Line Plaza	Rocky Hill	1998 (A)	Fee	206,346	99%	1,720,212	16.18	Stop & Shop 2024/2064 Wal-Mart(11)
Massachusetts
Methuen Shopping Center	Methuen	1998 (A)	Fee	130,021	100%	1,257,627	9.67	Market Basket 2025/2035 Wal-Mart 2016/2051
Crescent Plaza	Brockton	1993 (A)	Fee	218,148	96%	1,812,245	8.65	Supervalu 2017/2047 Home Depot 2021/2056
201 Needham Street	Newton	2014 (A)	Fee	20,409	100%	591,861	29.00	Michael's 2023/2033
163 Highland	Needham	2015 (A)	Fee	40,505	100%	1,275,673	31.49	Staples 2020/2035 Petco 2025/2040
Vermont
Gateway Shopping Center	South Burlington	1999 (A)	Fee	101,655	100%	2,037,757	20.05	Supervalu 2024/2053
Illinois
Hobson West Plaza	Naperville	1998 (A)	Fee	99,137	96%	1,158,605	12.14	Garden Fresh Markets 2017/2022
Indiana
Merrillville Plaza	Hobart	1998 (A)	Fee	236,087	100%	3,384,713	14.40	TJ Maxx 2019/2034 Art Van 2023/2038
Michigan
Bloomfield Town Square	Bloomfield Hills	1998 (A)	Fee	235,786	100%	3,576,014	15.17	TJ Maxx 2019/2034 Home Goods 2016/2026 Best Buy 2021/2041 Dick's Sporting Goods 2023/2043
Ohio
Mad River Station (12)	Dayton	1999 (A)	Fee	123,335	83%	1,396,788	13.69	Babies ‘R’ Us 2020/—
Delaware
Brandywine Town Center	Wilmington	2003 (A)	Fee/JV (13)	824,411	93%	12,328,789	16.06	Bed, Bath & Beyond 2019/2029 Dick’s Sporting Goods 2018/2033 Lowe’s Home Centers 2018/2048 Target 2018/2058 HH Gregg 2020/2035

Retail Property	Location	Year Constructed (C) Acquired (A)	Ownership Interest	GLA	Occupancy % 12/31/15 (1)	Annual Base Rent (2)	Annual Base Rent PSF	Anchor Tenants Current Lease Expiration/ Lease Option Expiration
Market Square Shopping Center	Wilmington	2003 (A)	Fee/JV (13)	102,047	95%	2,490,003	25.67	TJ Maxx 2016/2021 Trader Joe’s 2019/2034
Route 202 Shopping Center	Wilmington	2006 (C)	LI (3)	19,984	75%	637,701	42.55
Pennsylvania
Mark Plaza	Edwardsville	1993 (C)	LI (3)	106,856	100%	240,664	2.25	Kmart 2019/2049
Plaza 422	Lebanon	1993 (C)	Fee	156,279	100%	835,956	5.35	Home Depot 2028/2058
Route 6 Plaza	Honesdale	1994 (C)	Fee	175,589	100%	1,295,907	7.38	Kmart 2020/2070 Dollar Tree 2018/2033 Peebles 2024/2034
Chestnut Hill (14)	Philadelphia	2006 (A)	Fee	37,646	100%	908,141	24.12
Abington Towne Center	Abington	1998 (A)	Fee	216,278	96%	1,023,468	20.76	TJ Maxx 2016/2021 Target (15)
TOTAL SUBURBAN PROPERTIES				4,587,348	96%	66,774,476	16.10

Total Core Portfolio				5,617,803	96%	127,583,482	24.88

Fund Portfolio
Fund II Properties
New York
216th Street	Manhattan	2005 (A)	Fee/JV	60,000	100%	2,574,000	42.90	City of New York 2027/2032
161st Street	Manhattan	2005 (A)	Fee/JV	249,336	41%	3,238,376	31.91
Total Fund II Properties				309,336	52%	5,812,376	35.99

Fund III Properties
New York
Cortlandt Towne Center	Mohegan Lake	2009 (A)	Fee	635,457	93%	10,134,945	17.14	Walmart 2018/2048 A&P 2022/2047 Best Buy 2017/2032 Petsmart 2019/2034
654 Broadway	Manhattan	2011 (A)	Fee	2,896	100%	583,495	201.48	Penguin 2023/2033
640 Broadway	Manhattan	2012 (A)	Fee/JV (16)	4,251	79%	818,375	245.17	Swatch 2023/2028
New Hyde Park Shopping Center	New Hyde Park	2011 (A)	Fee	32,602	83%	1,172,792	43.41	Petsmart 2024/2039
3780-3858 Nostrand Avenue	Brooklyn	2013 (A)	Fee	42,912	78%	1,559,139	46.45
Maryland
Arundel Plaza	Glen Burnie	2012 (A)	Fee/JV (17)	265,116	95%	1,320,784	5.25	Giant Food 2016/2026 Lowes 2019/2059
Illinois
Heritage Shops	Chicago	2011 (A)	Fee	82,098	97%	3,279,138	41.20	LA Fitness 2025/2040 Ann Taylor 2016/2026
Total Fund III Properties				1,065,332	93%	18,868,668	19.07

Retail Property	Location	Year Constructed (C) Acquired (A)	Ownership Interest	GLA	Occupancy % 12/31/15 (1)	Annual Base Rent (2)	Annual Base Rent PSF	Anchor Tenants Current Lease Expiration/ Lease Option Expiration

Fund IV Properties
New York
1151 Third Avenue	Manhattan	2013 (A)	Fee	13,250	100%	1,700,850	128.37	Vineyard Vines 2025/2035
17 East 71st Street	Manhattan	2014 (A)	Fee	8,432	100%	1,792,487	212.58
1035 Third Avenue	Manhattan	2015 (A)	Fee	7,617	71%	918,500	168.94
New Jersey
2819 Kennedy Boulevard	North Bergen	2013 (A)	Fee/JV (17)	47,539	48%	605,558	26.75	Aldi 2030/2050
Paramus Plaza	Paramus	2013 (A)	Fee/JV (18)	154,409	63%	1,847,945	18.89	Babies R Us 2019/2044 Ashley Furniture 2024/2034
Virginia
Promenade at Manassas	Manassas	2013 (A)	Fee/JV (17)	265,442	99%	3,480,754	13.30	Home Depot 2031/2071 HH Gregg 2020/2030
Lake Montclair Center	Dumfries	2013 (A)	Fee	105,832	95%	1,893,136	18.85	Food Lion 2023/2043
Maryland
1701 Belmont Avenue	Catonsville	2012 (A)	Fee/JV (17)	58,674	100%	936,166	15.96	Best Buy 2017/2032
Delaware
Eden Square	Bear	2014 (A)	Fee/JV (17)	231,392	73%	2,393,735	14.09	Giant, 2024/2059 Lowe's 2017/2032
Illinois
938 W. North Avenue	Chicago	2013 (A)	Fee/JV (19)	33,228	16%	326,350	61.00	Sephora 2024/2029
Georgia
Broughton Street Portfolio	Savannah	2014 (A)	Fee/JV (20)	24,961	100%	981,469	33.48	J. Crew 2025/2035 L'Occitane 2025/2030
California
146 Geary Street	San Francisco	2015 (A)	Fee	11,436	100%	300,000	26.23
Union and Fillmore Collection	San Francisco	2015 (A)	Fee/JV (21)	9,104	100%	635,279	69.78
Total Fund IV Properties				971,316	81%	17,812,229	22.24
Total Fund Operating Properties (22)				2,345,984	83%	$42,493,273	$21.77

Notes:
(1)Does not include space for which lease term had not yet commenced as of December 31, 2015.
(2)These amounts include, where material, the effective rent, net of concessions, including free rent.
(3)We are a ground lessee under a long-term ground lease.
(4)Includes 6 properties (8-12 E. Walton, 11 E. Walton, 50-54 E. Walton, 56 E. Walton, 930 Rush Street and 21 E. Chestnut).
(5)Includes 3 properties (639 W. Diversey, 662 W. Diversey and 2731 N. Clark).
(6)Includes 9 properties (819 W. Armitage, 823 W. Armitage, 837 W. Armitage, 841 W. Armitage, 843-45 W. Armitage, 851 W. Armitage, 853 W. Armitage, 2206-08 N. Halsted and 2633 N. Halsted).
(7)Includes 6 properties (2140 N. Clybourn, 2299 N. Clybourn, 1520 Milwaukee Avenue, 1240 W. Belmont, 1521 W. Belmont and 865 W. North Avenue).
(8)In addition to the 16,834 square feet of retail GLA, this property also has 21 apartments comprising 14,434 square feet.
(9)Includes seven properties (1533 Wisconsin Ave., 2809 M St, 3025 M St., 3034 M St., 3146 M St and 3259-61 M St., in which we have a 50% investment, and 3200 M St. in which we have a 100% investment).
(10)We have a 49% investment in this property.
(11)Includes a 97,300 square foot Wal-Mart which is not owned by us.

(12)The GLA for this property excludes 29,857 square feet of office space.
(13)We have a 22% investment in this property.
(14)Property consists of two buildings.
(15)Includes a 157,616 square foot Target Store that is not owned by us.
(16)The Fund has a 63% investment in this property.
(17)The Fund has a 90% investment in this property.
(18)The Fund has a 50% investment in this property.
(19)The Fund has a 80% investment in this property.
(20)The Fund has a 50% investment in this portfolio.
(21)The Fund has a 90% investment in this portfolio of 3 properties.
(22)In addition to the Fund operating properties, there are 30 properties under redevelopment; Sherman Plaza (Fund II), City Point (Fund II) , Broad Hollow Commons (Fund III), Cortlandt Crossing (Fund III), 3104 M Street (Fund III), Broughton Street Portfolio (Fund IV, includes 21 properties), 27 E. 61st (Fund IV), 210 Bowery (Fund IV), 801 Madison Avenue (Fund IV) and 650 Bald Hill Road (Fund IV).

MAJOR TENANTS

No individual retail tenant accounted for more than 3.1% of base rents for the year ended December 31, 2015, or occupied more than 6.6% of total leased GLA as of December 31, 2015. The following table sets forth certain information for the 20 largest retail tenants by base rent for leases in place as of December 31, 2015. The amounts below include our pro-rata share of GLA and annualized base rent for the Operating Partnership’s partial ownership interest in properties, including the Funds (GLA and Annualized Base Rent in thousands):

	Number of			Percentage of Total Represented by Retail Tenant
Retail Tenant	Stores in Portfolio (1)	Total GLA	Annualized Base Rent (2)	Total Portfolio GLA	Annualized Base Rent
The Stop & Shop Supermarket Co	5	220	$3,643	4.3%	3.1%
Best Buy Co., Inc.	4	107	3,628	2.1%	3.1%
Supervalu Inc.	4	187	3,425	3.7%	2.9%
Target Corp.	2	156	3,225	3.1%	2.8%
LA Fitness International LLC	3	112	2,624	2.2%	2.2%
Verizon Wireless	2	31	2,331	0.6%	2.0%
Ann Inc.	3	16	2,309	0.3%	2.0%
TJX Companies, Inc.	9	217	2,131	4.3%	1.8%
The Home Depot, Inc.	4	337	2,036	6.6%	1.7%
Walgreens	4	40	1,552	0.8%	1.3%
Kate Spade & Co.	2	4	1,379	0.1%	1.2%
Sleepy's Inc.	11	50	1,321	1.0%	1.1%
Citibank	6	18	1,304	0.4%	1.1%
Lululemon Athletica, Inc.	2	3	1,267	0.1%	1.1%
Kmart	3	274	1,170	5.4%	1.0%
JP Morgan Chase Co.	7	19	1,128	0.4%	1.0%
Bob's Discount Furniture	2	35	1,064	0.7%	0.9%
Toronto-Dominion Bank	2	16	1,061	0.3%	0.9%
Trader Joe's Co., Inc.	2	19	967	0.4%	0.8%
Gap, Inc.	4	18	964	0.3%	0.8%
Total	81	1,879	$38,529	37.1%	32.8%

Notes:

(1) Does not include the following tenants that only operate at one location within the Company's portfolio; Tommy Bahama, H&M, Price Chopper, Union Fare, Marc Jacobs and Kohl's.
(2) Base rents do not include percentage rents, additional rents for property expense reimbursements and contractual rent escalations.

LEASE EXPIRATIONS

The following table shows scheduled lease expirations for retail tenants in place as of December 31, 2015, assuming that none of the tenants exercise renewal options. (GLA and Annualized Base Rent in thousands):

Core Portfolio:

		Annualized Base Rent (1)		GLA
Leases maturing in	Number of Leases	Current Annual Rent	Percentage of Total	Square Feet	Percentage of Total
Month to Month	8	$453	—%	23	1%
2016 (2)	66	10,210	8%	575	11%
2017	57	11,473	9%	508	10%
2018	70	19,935	16%	725	14%
2019	45	8,623	7%	446	9%
2020	47	12,296	10%	632	12%
2021	27	7,447	6%	389	8%
2022	28	7,076	6%	176	3%
2023	22	7,599	6%	297	6%
2024	37	15,446	12%	498	10%
2025	34	9,513	8%	279	5%
Thereafter	30	17,083	12%	575	11%
Total	471	$127,154	100%	5,123	100%

Fund Portfolio:

		Annualized Base Rent (1)		GLA
Leases maturing in	Number of Leases	Current Annual Rent	Percentage of Total	Square Feet	Percentage of Total
Month to Month	8	$529	1%	26	1%
2016 (2)	22	1,879	4%	110	6%
2017	23	4,450	11%	178	9%
2018	29	4,807	11%	307	16%
2019	22	4,325	10%	359	19%
2020	16	1,960	5%	69	4%
2021	6	1,274	3%	80	4%
2022	9	2,230	5%	114	6%
2023	10	2,023	5%	76	4%
2024	15	5,021	12%	177	9%
2025	18	5,174	12%	90	5%
Thereafter	16	8,820	21%	354	17%
Total	194	$42,492	100%	1,940	100%

Notes:
(1)	Base rents do not include percentage rents, additional rents for property expense reimbursements, nor contractual rent escalations.
(2)
The 88 leases scheduled to expire during 2016 are for tenants at 42 properties located in 34 markets. No single market represents a material amount of exposure to the Company as it relates to the rents from these leases. Given the diversity of these markets, properties and characteristics of the individual spaces, the Company cannot make any general representations as it relates to the expiring rents and the rates for which these spaces may be re-leased.

GEOGRAPHIC CONCENTRATIONS

The following table summarizes our retail properties by region as of December 31, 2015. The amounts below include our pro-rata share of GLA and annualized base rent for the Operating Partnership’s partial ownership interest in properties, including the Funds (GLA and Annualized Base Rent in thousands):

					Percentage of Total Represented by Region
Region	GLA (1) (3)	Occupied % (2)	Annualized Base Rent (2) (3)	Annualized Base Rent per Occupied Square Foot (3)	GLA	Annualized Base Rent
Core Portfolio:
Operating Properties:
New York Metro	1,662	96%	$45,482	$28.66	36%	41%
New England	771	99%	9,826	12.93	16%	9%
Chicago Metro	340	96%	24,991	76.55	7%	23%
Midwest	694	96%	9,516	14.24	15%	9%
Washington D.C Metro	100	95%	4,476	47.19	2%	4%
San Francisco Metro	205	98%	7,333	36.76	4%	7%
Mid-Atlantic	918	95%	8,235	9.40	20%	7%
Total Core Operating Properties	4,690	97%	$109,859	$24.38	100%	100%

Fund Portfolio:
Operating Properties:
New York Metro	239	77%	$5,302	$28.83	51%	63%
San Francisco Metro	5	100%	202	44.41	1%	2%
Chicago Metro	22	74%	713	43.05	5%	8%
Mid-Atlantic	197	91%	2,208	12.31	43%	26%
Total Fund Operating Properties	463	82%	$8,425	$22.02	100%	99%

Fund Redevelopment Portfolio:
Southeast	14	29%	$121	$30.92	90%	100%
Other	1	—%	—	—	10%	—%
Total Fund Redevelopment Properties	15	27%	$121	$28.11	100%	100%

Notes:
(1)	Property GLA includes a total of 255,000 square feet, which is not owned by us. This square footage has been excluded for calculating annualized base rent per square foot.
(2)	The above occupancy and rent amounts do not include space that is currently leased, but for which payment of rent had not commenced as of December 31, 2015.
(3)	The amounts presented reflect the Operating Partnership's pro-rata shares of properties included within each region.

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

During August 2009, we terminated the employment of a former Senior Vice President (the "Former Employee") for engaging in conduct that materially violated the Company's employee handbook. We determined that the behavior fell within the definition of "cause" in his severance agreement with us and therefore did not pay him anything thereunder. The Former Employee brought a lawsuit against us in New York State Supreme Court (the "Court"), in the amount of $0.9 million alleging breach of the severance agreement. On August 7, 2014, the Court granted summary judgment in favor of us, as defendant, and against plaintiff, the Former Employee, finding that his conduct in fact and law, constituted "cause" under his severance agreement. The Court rendered two decisions, one granting our motion for summary judgment and a second denying the Former Employee's motion to dismiss our answer as an abuse of judicial discretion. The Former Employee has only appealed the latter decision. We believe that it will be successful on appeal.

In addition to the foregoing, we recently settled or are currently involved in the following litigation matters:

During July 2013, a lawsuit was brought against us relating to the 2011 flood at Mark Plaza by Kmart Corporation in the Luzerne County Court of Common Pleas, State of Pennsylvania. The lawsuit alleged a breach of contract and negligence relating to landlord responsibility to prevent damage to tenant as a result of the flood and for the subsequent damage to tenant's property, including lost profits. The tenant was seeking judgment in excess of $9.0 million. During the third quarter of 2015, the case was settled for $1.1 million. Of this amount, $0.8 million was paid by insurance and we $0.3 million.

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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES AND PERFORMANCE GRAPH.

(a) Market Information, dividends and record holders of our Common Shares

The following table shows, for the period indicated, the high and low sales price for our Common Shares as reported on the New York Stock Exchange, and cash dividends declared during the two years ended December 31, 2015 and 2014:

Quarter Ended				Dividend
2015		High	Low	Per Share
March 31, 2015		$36.82	$32.13	$0.24
June 30, 2015		35.36	29.05	0.24
September 30, 2015		32.67	28.34	0.24
December 31, 2015	(1)	34.06	29.80	0.50
2014
March 31, 2014		$27.06	$24.47	$0.23
June 30, 2014		28.60	25.98	0.23
September 30, 2014		29.36	27.00	0.23
December 31, 2014	(2)	33.18	27.52	0.54

Note:

(1) Includes a special dividend of $0.25 for the quarter ended December 31, 2015
(2) Includes a special dividend of $0.30 for the quarter ended December 31, 2014

At February 19, 2016, there were 208 holders of record of our Common Shares.

We have determined for income tax purposes that 68% of the total dividends distributed to shareholders during 2015 represented ordinary income and 32% represented capital gains. The dividend for the quarter ended December 31, 2015, was paid on January 15, 2016, and is taxable in 2015. Our cash flow is affected by a number of factors, including the revenues received from rental properties, our operating expenses, the interest expense on our borrowings, the ability of lessees to meet their obligations to us and unanticipated capital expenditures. Future dividends paid by us will be at the discretion of the Trustees and will depend on our actual cash flows, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Trustees deem relevant. In addition, we have the ability to pay dividends in cash, Common Shares or a combination thereof, subject to a minimum of 10% in cash.

(b) Issuer purchases of equity securities

We have an existing share repurchase program that authorizes management, at its discretion, to repurchase up to $20.0 million of our outstanding Common Shares. The program may be discontinued or extended at any time and there is no assurance that we will purchase the full amount authorized. There were no Common Shares repurchased by us during the year ended December 31, 2015. Under this program we have repurchased 2.1 million Common Shares, none of which were repurchased after December 2001. As of December 31, 2015, management may repurchase up to approximately $7.5 million of our outstanding Common Shares under this program.

(c) Securities authorized for issuance under equity compensation plans

During 2012, the Company terminated the 1999 and 2003 Share Incentive Plans (the "1999 and 2003 Plans") and adopted the Amended and Restated 2006 Share Incentive Plan (the "Amended 2006 Plan"). The Amended 2006 Plan amended and restated our 2006 Share Incentive Plan and increased the authorization to issue options, Restricted Shares and LTIP Units (collectively "Awards") available to officers and employees by 1.9 million shares, for a total of 2.1 million shares available to be issued. See Note 15 in the Notes to Consolidated Financial Statements, for a summary of our Share Incentive Plans. The following table provides information related to the Amended 2006 Plan as of December 31, 2015:

	Equity Compensation Plan Information
	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted - average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,249	$22.27	851,125
Equity compensation plans not approved by security holders	—	—	—
Total	3,249	$22.27	851,125

Remaining Common Shares available under the Amended 2006 Plan are as follows:

Outstanding Common Shares as of December 31, 2015	70,258,415
Outstanding OP Units as of December 31, 2015	3,857,368
Total Outstanding Common Shares and OP Units	74,115,783

Common Shares and OP Units pursuant to the 1999 and 2003 Plans	5,193,681
Common Shares pursuant to the Amended 2006 Plan	2,100,000
Total Common Shares available under equity compensation plans	7,293,681

Less: Issuance of Restricted Shares and LTIP Units Granted	(3,670,783)
Issuance of Options Granted	(2,771,773)
Number of Common Shares remaining available	851,125

(d) Share Price Performance Graph

The following graph compares the cumulative total shareholder return for our Common Shares for the period commencing December 31, 2010, through December 31, 2015, with the cumulative total return on the Russell 2000 Index ("Russell 2000"), the NAREIT All Equity REIT Index (the "NAREIT") and the SNL Shopping Center REITs (the "SNL") over the same period. Total return values for the Russell 2000, the NAREIT, the SNL and the Common Shares were calculated based upon cumulative total return assuming the investment of $100.00 in each of the Russell 2000, the NAREIT, the SNL and our Common Shares on December 31, 2010, and assuming reinvestment of dividends. The shareholder return as set forth in the table below is not necessarily indicative of future performance. The information in this section is not "soliciting material," is not deemed "filed" with the SEC, and is not to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.

Comparison of five Year Cumulative Total Return among Acadia Realty Trust, the Russell 2000, the NAREIT and the SNL:

	Period Ended
Index	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
Acadia Realty Trust	$100.00	$114.59	$147.08	$150.59	$202.52	$217.68
Russell 2000	100.00	95.82	111.49	154.78	162.35	155.18
NAREIT All Equity REIT Index	100.00	108.28	129.62	133.32	170.68	175.51
SNL REIT Retail Shopping Ctr Index	100.00	97.14	122.65	131.04	169.80	178.88

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth, on a historical basis, our selected financial data. This information should be read in conjunction with our audited Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this Form 10-K. Funds from operations ("FFO") amounts for the year ended December 31, 2015 have been adjusted as set forth in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Reconciliation of Net Income to Funds from Operations."

	Years ended December 31,
(dollars in thousands, except per share amounts)	2015	2014	2013	2012	2011
OPERATING DATA:
Revenues	$217,262	$195,012	$168,286	$114,987	$97,857
Operating expenses, excluding depreciation and reserves	88,850	79,104	72,108	58,939	51,024
Interest expense	37,162	39,091	39,474	22,811	23,343
Gain on disposition of properties	89,063	13,138	—	—	—
Depreciation and amortization	60,751	49,645	40,299	27,888	20,975
Equity in earnings of unconsolidated affiliates	13,287	8,723	12,382	550	1,555
Gain on sale of properties of unconsolidated affiliates	24,043	102,855	—	3,061	—
Impairment of investment in unconsolidated affiliates	—	—	—	(2,032)	—
Impairment of asset	(5,000)	—	(1,500)	—	—
Reserve for notes receivable	—	—	—	(405)	—
Gain on involuntary conversion of asset	—	—	—	2,368	—
(Loss) gain on debt extinguishment	(135)	(335)	(765)	(198)	1,268
Income tax (provision) benefit	(1,787)	(629)	(19)	574	(461)
Income from continuing operations	149,970	150,924	26,503	9,267	4,877
Income from discontinued operations	—	1,222	18,137	80,669	48,838
Net income	149,970	152,146	44,640	89,936	53,715
(Income) loss attributable to noncontrolling interests:
Continuing operations	(84,262)	(80,059)	7,523	14,352	13,734
Discontinued operations	—	(1,023)	(12,048)	(64,582)	(15,894)
Net income attributable to noncontrolling interests	(84,262)	(81,082)	(4,525)	(50,230)	(2,160)
Net income attributable to Common Shareholders	$65,708	$71,064	$40,115	$39,706	$51,555
Supplemental Information:
Income from continuing operations attributable to Common Shareholders	$65,708	$70,865	$34,026	$23,619	$18,611
Income from discontinued operations attributable to Common Shareholders	—	199	6,089	16,087	32,944
Net income attributable to Common Shareholders	$65,708	$71,064	$40,115	$39,706	$51,555
Basic earnings per share:
Income from continuing operations	$0.94	$1.18	$0.61	$0.51	$0.45
Income from discontinued operations	—	—	0.11	0.34	0.80
Basic earnings per share	$0.94	$1.18	$0.72	$0.85	$1.25
Diluted earnings per share:
Income from continuing operations	$0.94	$1.18	$0.61	$0.51	$0.45
Income from discontinued operations	—	—	0.11	0.34	0.80
Diluted earnings per share	$0.94	$1.18	$0.72	$0.85	$1.25
Weighted average number of Common Shares outstanding
basic	68,851	59,402	54,919	45,854	40,697
diluted	68,870	59,426	54,982	46,335	40,986
Cash dividends declared per Common Share	$1.22	$1.23	$0.86	$0.72	$0.72

	Years ended December 31,
(dollars in thousands, except per share amounts)	2015	2014	2013	2012	2011
BALANCE SHEET DATA:
Real estate before accumulated depreciation	$2,736,283	$2,208,595	$1,819,053	$1,287,198	$897,370
Total assets	3,032,319	2,720,721	2,264,957	1,908,440	1,653,319
Total mortgage indebtedness	1,050,051	991,502	1,039,997	613,181	531,881
Total common shareholders’ equity	1,100,488	1,055,541	704,236	622,797	384,114
Noncontrolling interests	420,866	380,416	417,352	447,459	385,195
Total equity	1,521,354	1,435,957	1,121,588	1,070,256	769,309
OTHER:
Funds from operations attributable to Common Shareholders and Common OP Unit holders (1)	111,560	78,882	67,161	48,845	42,931
Cash flows provided by (used in):
Operating activities	113,598	82,519	65,233	59,001	65,715
Investing activities	(354,503)	(268,516)	(87,879)	(136,745)	(153,157)
Financing activities	96,101	324,388	10,022	79,745	56,662

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

As of December 31, 2015, we operated 147 properties, which we own or have an ownership interest in, within our Core Portfolio or Funds. Our Core Portfolio consists of those properties either 100% owned, or partially owned through joint venture interests by the Operating Partnership, or subsidiaries thereof, not including those properties owned through our Funds. These 147 properties primarily consist of street and urban retail, and dense suburban shopping centers. The properties we operate are located primarily in markets within the United States' top ten metropolitan areas. There are 90 properties in our Core Portfolio totaling approximately 5.6 million square feet. Fund II has four properties, two of which (representing 0.3 million square feet) are currently operating, one is under construction, and one is in the design phase. Fund III has 10 properties, seven of which (representing 1.1 million square feet) are currently operating and three of which are in the design phase. Fund IV has 43 properties, 18 of which (representing 1.0 million square feet) are operating and 25 are under development. The majority of our operating income is derived from rental revenues from operating properties, including expense recoveries from tenants, offset by operating and overhead expenses. As our RCP Venture invests in operating companies, we consider these investments to be private-equity style, as opposed to real estate, investments. Since these are not traditional investments in operating rental real estate but investments in operating businesses, the Operating Partnership typically invests in these through a taxable REIT subsidiary ("TRS").

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

A discussion of the significant variances and primary factors contributing thereto within the results of operations for the years ended December 31, 2015, 2014 and 2013 are addressed below:

Comparison of the year ended December 31, 2015 ("2015") to the year ended December 31, 2014 ("2014")

Revenues	2015			2014
(dollars in millions)	Core Portfolio	Funds	Structured Financings	Core Portfolio	Funds	Structured Financings
Rental income	$121.2	$37.5	$—	$102.1	$43.0	$—
Interest income	—	—	16.6	—	—	12.6
Expense reimbursements	26.5	9.8	—	22.1	10.6	—
Other	2.3	1.8	1.6	0.8	1.1	2.7
Total revenues	$150.0	$49.1	$18.2	$125.0	$54.7	$15.3

Rental income in the Core Portfolio increased $19.1 million primarily as a result of additional rents from property acquisitions in 2014 and 2015 ("Core Acquisitions"). Rental income in the Funds decreased $5.5 million due to decreases of $4.7 million relating to property dispositions in 2015 ("Fund Dispositions") and an anticipated significant vacancy at 161st Street in connection with its redevelopment. These decreases were partially offset by property acquisitions in 2015 and 2014 ("Fund Acquisitions").

The $4.0 million increase in interest income in the Structured Financing Portfolio was a result of $2.7 million of additional interest from loans originated in 2014 and 2015 as well as the collection of $1.5 million of interest that was previously reserved.

Expense reimbursements in the Core Portfolio increased $4.4 million primarily as a result of Core Acquisitions as well as additional repairs and maintenance during 2015.

Other income in the Core Portfolio increased $1.5 million primarily as a result of a gain on the acquisition of the unaffiliated partner's remaining interest in the Route 202 Shopping Center during 2015.

Other income in the Structured Financing Portfolio for 2015 relates to the collection of a note receivable in excess of carrying value, including default interest and other costs. In 2014, the $2.7 million relates to the collection of two notes that were previously reserved for.

Operating Expenses	2015			2014
(dollars in millions)	Core Portfolio	Funds	Structured Financings	Core Portfolio	Funds	Structured Financings
Property operating	$19.2	$9.2	$—	$15.1	$9.7	$—
Other operating	1.1	3.5	—	3.6	0.2	—
Real estate taxes	16.9	8.5	—	14.4	8.7	—
General and administrative	28.6	1.8	—	24.8	1.7	0.9
Depreciation and amortization	46.2	14.5	—	35.9	13.8	—
Impairment of asset	5.0	—	—	—	—	—
Total operating expenses	$117.0	$37.5	$—	$93.8	$34.1	$0.9

Property operating expenses in the Core Portfolio increased $4.1 million primarily as a result of Core Acquisitions as well as additional repairs and maintenance during 2015.

Other operating expenses in the Core Portfolio decreased $2.5 million as a result of lower acquisition costs during 2015. Other operating expenses in the Funds increased $3.3 million as a result of higher acquisition costs during 2015.

Real estate taxes in the Core Portfolio increased $2.5 million primarily as a result of Core Acquisitions.

General and administrative in the Core Portfolio increased $3.8 million primarily as a result of (i) increased compensation expense of $2.5 million in 2015 and (ii) higher legal and other professional fees of $0.9 million in 2015. General and administrative expenses decreased $0.9 million in Structured Financings primarily as a result of legal fees incurred during 2014 associated with collection efforts on non-performing notes receivable.

The $10.3 million increase in depreciation and amortization in the Core Portfolio was attributable to Core Acquisitions.

The impairment of asset in the Core Portfolio was a charge at a property within the Brandywine Portfolio.

Other	2015			2014
(dollars in millions)	Core Portfolio	Funds	Structured Financings	Core Portfolio	Funds	Structured Financings
Equity in earnings (losses) of unconsolidated affiliates	$1.2	$12.2	$—	$(0.1)	$8.8	$—
Gain on disposition of properties of unconsolidated affiliates	—	24.0	—	—	102.9	—
Loss on debt extinguishment	—	(0.1)	—	—	(0.3)	—
Interest and other finance expense	(27.9)	(9.2)	—	(27.0)	(12.1)	—
Gain on disposition of properties	—	89.1	—	12.6	0.5	—
Income tax provision	(0.6)	(1.2)	—	(0.2)	(0.4)	—
Income from discontinued operations	—	—	—	—	1.2	—
Loss attributable to noncontrolling interests:
- Continuing operations	(0.1)	(84.1)	—	(3.2)	(76.9)	—
- Discontinued operations	—	—	—	—	(1.0)	—

Equity in earnings of unconsolidated affiliates in the Funds increased $3.4 million primarily due to additional distributions in excess of basis from the RCP Venture in 2015.

The gain on disposition of properties of unconsolidated affiliates in the Funds during 2015 represents our pro-rata share of gain on sale from Parkway Crossing and the White City Shopping Center. Gain on disposition of properties of unconsolidated affiliates in the Funds in 2014 resulted from our pro-rata share of gain on sale of investments in the Fund III and Fund IV Lincoln Road Portfolios.

Interest and other finance expense in the Funds decreased $2.9 million from (i) a $3.7 million increase in capitalized interest related to our City Point redevelopment project and (ii) a $3.3 million decrease related to lower average interest rates during 2015. These decreases were offset by a $4.0 million increase related to higher average outstanding borrowings during 2015.

Gain on disposition of properties in the Core Portfolio during 2014 represents the gain on the foreclosure of the Walnut Hill Plaza.

Gain on disposition of properties in the Funds in 2015 represents our gain on the sales of air rights on Phase III at our City Point development, Lincoln Park Centre and Liberty Avenue.

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

Rental income in the Core Portfolio increased $11.9 million primarily as a result of additional rents from 2013 and 2014 Core Acquisitions. These increases were partially offset by a $1.7 million reduction in rental income following the disposition of Walnut Hill Plaza. Rental income in the Funds increased $10.5 million primarily as a result of additional rents of $6.0 million related to 2014 Fund Portfolio property acquisitions ("2014 Fund Acquisitions") and $4.3 million as a result of re-anchoring and leasing activities within the Fund Portfolio ("Fund Re-tenanting").

Expense reimbursements in the Core Portfolio increased $3.0 million primarily as a result of $2.0 million related to 2013 and 2014 Core Acquisitions as well as $0.7 million related to reimbursement of higher winter related operating costs in 2014. Expense reimbursements in the Funds increased $1.3 million primarily as a result of the 2014 Fund Acquisitions and reimbursement of higher winter related operating costs in 2014.

Other income in the Funds decreased $3.2 million primarily due to the recognition of income upon the collection of a note receivable during 2013, which had been previously written off. Other income in Structured Financing increased $2.7 million as a result of the collection of two notes that had been reserved prior to 2014.

Operating Expenses	2014			2013
(dollars in millions)	Core Portfolio	Funds	Structured Financings	Core Portfolio	Funds	Structured Financings
Property operating	$15.1	$9.7	$—	$13.5	$7.5	$—
Other operating	3.6	0.2	—	2.7	1.9	—
Real estate taxes	14.4	8.7	—	12.8	8.1	—
General and administrative	24.8	1.7	0.9	24.4	1.2	—
Depreciation and amortization	35.9	13.8	—	29.0	11.3	—
Impairment of asset	—	—	—	1.5	—	—
Total operating expenses	$93.8	$34.1	$0.9	$83.9	$30.0	$—

Property operating expenses in the Core Portfolio increased $1.6 million primarily as a result of the 2013 and 2014 Core Acquisitions. Property operating expenses in the Funds increased $2.2 million primarily as a result of $1.5 million attributable to the 2014 Fund Acquisitions and $0.5 million related to Fund Re-tenanting.

Other operating in the Funds decreased $1.3 million as a result of a decrease in acquisition related costs.

Real estate taxes in the Core Portfolio increased $1.6 million primarily as a result of the 2013 and 2014 Core Acquisitions.

General and administrative expenses increased $0.9 million in Structured Financing primarily as a result of legal fees incurred during 2014 associated with collection efforts on non-performing notes receivable.

Depreciation and amortization expenses in the Core Portfolio increased $6.9 million primarily as a result of the 2013 and 2014 Core Acquisitions. Depreciation and amortization expenses in the Funds increased $2.5 million primarily as a result of the 2014 Fund Acquisitions.

Impairment of asset in the Core Portfolio represents a charge related to Walnut Hill Plaza during 2013.

Other	2014			2013
(dollars in millions)	Core Portfolio	Funds	Structured Financings	Core Portfolio	Funds	Structured Financings
Equity in earnings (losses) of unconsolidated affiliates	$0.1	$8.8	$—	$(0.1)	$12.5	$—
Gain on disposition of properties of unconsolidated affiliates	—	102.9	—	—	—	—
Loss on debt extinguishment	—	(0.3)	—	(0.3)	(0.5)	—
Interest and other finance expense	(27.0)	(12.1)	—	(26.2)	(13.3)	—
Gain on disposition of properties	12.6	0.5	—	—	—	—
Income tax (provision) benefit	(0.2)	(0.4)	—	0.1	(0.1)	—
Income from discontinued operations	—	1.2	—	6.9	11.2	—
(Loss) income attributable to noncontrolling interests:
- Continuing operations	(3.2)	(76.9)	—	(1.0)	8.5	—
- Discontinued operations	—	(1.0)	—	(2.4)	(9.6)	—

Equity in earnings (losses) of unconsolidated affiliates in the Funds decreased $3.7 million primarily due to the loss of operating income from the sale of our investments in the Fund III and Fund IV Lincoln Road Portfolios during 2014.

The gain on disposition of properties of unconsolidated affiliates in the Funds during 2014 represents our pro-rata share of gain from the sale of the Fund III and Fund IV Lincoln Road Portfolios.

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

Net Property Operating Income

NOI is determined as follows:

RECONCILIATION OF CONSOLIDATED OPERATING INCOME TO NET OPERATING INCOME - CORE PORTFOLIO

(dollars in millions)	Year Ended December 31,
	2015	2014
Consolidated Operating Income	$62.7	$66.3
Add back:
General and administrative	30.4	27.4
Depreciation and amortization	60.7	49.6
Impairment of asset	5.0	—
Less:
Interest income	(16.6)	(12.6)
Above/below market rent, straight-line rent and other adjustments	(9.8)	(8.6)
Consolidated NOI	132.4	122.1

Noncontrolling interest in consolidated NOI	(34.7)	(38.9)
Less: Operating Partnership's interest in Fund NOI included above	(5.8)	(6.3)
Add: Operating Partnership's share of unconsolidated joint ventures NOI [1]	10.4	4.4
NOI - Core Portfolio	$102.3	$81.3

Note:

(1) Does not include the Operating Partnership's share of NOI from unconsolidated joint ventures within the Funds

Same-Property NOI includes Core Portfolio properties that we owned for both the current and prior periods presented, but excludes those properties which we acquired, sold or expected to be sold, and redeveloped during these periods. The following table summarizes Same-Property NOI for our Core Portfolio for the years ended December 31, 2015 and 2014:

SAME-PROPERTY NET OPERATING INCOME - CORE PORTFOLIO

	Year Ended December 31,
(dollars in millions)	2015	2014
Core Portfolio NOI - Continuing Operations	$102.3	$81.3
Less properties excluded from Same-Property NOI	(28.7)	(10.4)
Same-Property NOI	$73.6	$70.9

Percent change from 2014	4.0%

Components of Same-Property NOI
Same-Property Revenues	$99.8	$96.0
Same-Property Operating Expenses	26.2	25.1
Same-Property NOI	$73.6	$70.9

The 4.0% increase in Same-Property NOI was primarily attributable to increased rents and occupancy gains during 2015.

Rent Spreads on Core Portfolio New and Renewal Leases

The following table summarizes rent spreads on both a cash basis and straight-line basis for new and renewal leases based on leases executed within our Core Portfolio for the year ended December 31, 2015. Cash basis represents a comparison of rent most recently paid on the previous lease as compared to the initial rent paid on the new lease. Straight-line basis represents a comparison of rents as adjusted for contractual escalations, abated rent and lease incentives for the same comparable leases.

	Year Ended
	December 31, 2015
Core Portfolio New and Renewal Leases	Cash Basis	Straight-Line Basis
Number of new and renewal leases executed	53	53
Gross leasable area	325,627	325,627
New base rent	$19.23	$19.95
Previous base rent	$17.41	$16.79
Percent growth in base rent	10.5%	18.8%
Average cost per square foot (1)	$8.5	$8.5
Weighted average lease term (years)	6.4	6.4

Note:

(1) The average cost per square foot includes tenant improvement costs, leasing commissions and tenant allowances.

RECONCILIATION OF NET INCOME TO FUNDS FROM OPERATIONS

	For the Years Ended December 31,
(dollars in thousands)	2015	2014	2013	2012	2011
Net income attributable to Common Shareholders	$65,708	$71,064	$40,115	$39,706	$51,555

Depreciation of real estate and amortization of leasing costs: (net of noncontrolling interests' share)	52,013	38,020	31,432	24,671	19,823

Gain on sale (net of noncontrolling interests’ share)	(11,114)	(33,438)	(6,378)	(16,060)	(31,716)
Income attributable to Common OP Unit holders	3,811	3,203	470	510	635
Impairment of asset (net of noncontrolling interests’ share)	1,111	—	1,500	—	2,616
Distributions - Preferred OP Units	31	33	22	18	18
Funds from operations attributable to Common Shareholders and Common OP Unit holders (1)	$111,560	$78,882	$67,161	$48,845	$42,931
Funds From Operations per Share - Diluted
Weighted average number of Common Shares and Common OP Units	73,067	62,420	55,954	46,940	41,467
Diluted Funds from operations, per Common Share and Common OP Unit	$1.53	$1.26	$1.20	$1.04	$1.04

Note:

(1) We consider funds from operations ("FFO") as defined by the National Association of Real Estate Investment Trusts ("NAREIT") and net property operating income ("NOI") to be an appropriate supplemental disclosure of operating performance for an equity REIT due to its widespread acceptance and use within the REIT and analyst communities. FFO and NOI are presented to assist investors in analyzing our performance. They are helpful as they exclude various items included in net income that are not indicative of the operating performance, such as gains (losses) from sales of depreciated property, depreciation and amortization, and impairment of depreciable real estate. In addition, NOI excludes interest expense. Our method of calculating FFO and NOI may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO does not represent cash generated from operations as defined by generally accepted accounting principles ("GAAP") and is not indicative of cash available to fund all cash needs, including distributions. It should not be considered as an alternative to net income for the purpose of evaluating our performance or to cash flows as a measure of liquidity. Consistent with the NAREIT definition, we define FFO as net income (computed in accordance with GAAP), excluding gains (losses) from sales of depreciated property and impairment of depreciable real estate, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.

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

Distributions

In order to qualify as a REIT for Federal income tax purposes, we must currently distribute at least 90% of our taxable income to our shareholders. For the year ended December 31, 2015, we paid dividends and distributions on our Common Shares and Common OP Units totaling $92.5 million, which were primarily funded from the Operating Partnership's share of operating cash flow. This amount included a $21.8 million special dividend that was paid in January 2015, which related to the Operating Partnership's share of cash proceeds from property dispositions during 2014.

Distributions of $1.8 million were made to noncontrolling interests in Fund I during the year ended December 31, 2015 primarily as a result of asset sales in the RCP Venture.

Distributions of $1.4 million were made to noncontrolling interests in Fund II during the year ended December 31, 2015 primarily as a result of operating cash flows.

Distributions of $61.8 million were made to noncontrolling interests in Fund III during the year ended December 31, 2015. Of this, $57.9 million resulted from proceeds following the dispositions of Lincoln Park Centre, White City Shopping Center and Parkway Crossing as discussed in Note 2 to the Notes to Consolidated Financial Statements. $3.0 million resulted from operating cash flows and $0.9 million resulted from financing proceeds.

Distributions of $4.6 million were made to noncontrolling interests in Fund IV during the year ended December 31, 2015. Of this, $0.2 million was made from operating cash flows and $4.4 million resulted from financing proceeds.

Distributions to other noncontrolling interests within Fund joint ventures totaled $1.7 million for the year ended December 31, 2015.

Investments

During 2015, we acquired an additional 4.6% interest in Fund III from a limited partner for $7.3 million, giving us an aggregate 24.5% interest in Fund III. During January 2016, we acquired an additional 8.3% interest in Fund II from a limited partner for $18.4 million, giving us an aggregate 28.3% interest in Fund II.

Fund I and Mervyns I

Fund I and Mervyns I have returned all invested capital and accumulated preferred return thus triggering our Promote in all future Fund I and Mervyns I earnings and distributions. As of December 31, 2015, $86.6 million has been invested in Fund I and Mervyns I, of which the Operating Partnership contributed $19.2 million. As of December 31, 2015, Fund I has been liquidated.

In addition, we, along with our Fund I investors, have invested in Mervyns as discussed in Note 4 to the Consolidated Financial Statements of this Form 10-K.

Fund II and Mervyns II

To date, Fund II’s primary investment focus has been in investments involving significant redevelopment activities and the RCP Venture. As of December 31, 2015, $300.0 million has been invested in Fund II and Mervyns II, of which the Operating Partnership contributed $60.0 million. During January 2016, the Operating Partnership acquired an additional 8.3% interest in Fund II from one of the investors for $18.4 million.

During September of 2004, through Fund II, we launched our New York Urban/Infill Redevelopment Initiative. Fund II, together with an unaffiliated partner, formed Acadia Urban Development LLC ("Acadia Urban Development") for the purpose of acquiring, constructing, redeveloping, owning, operating, leasing and managing certain retail or mixed-use real estate properties in the New York City metropolitan area. The unaffiliated partner agreed to invest 10% of required capital up to a maximum of $2.2 million and Fund II, the managing member, agreed to invest the balance to acquire assets in which Acadia Urban Development agreed to invest. Of the eight properties acquired by Acadia Urban Development, four have been sold. Of the remaining four assets, one is currently at, or near, stabilization, one is under contract for disposition, one is currently under construction and one is in the pre-construction phase as previously discussed in "-INVESTING ACTIVITIES- REDEVELOPMENT ACTIVITIES" in Item 1. of this Form 10-K. Redevelopment costs incurred during 2015 by Acadia Urban Development in connection with the New York Urban/Infill Redevelopment Initiative totaled $46.3 million. Anticipated additional costs for the property currently under construction are currently estimated to range between $48.1 and $68.1 million. These amounts are net of anticipated contributions from the proceeds of residential tower sales.

RCP Venture

See Note 4 in the Notes to Consolidated Financial Statements, for a table summarizing the RCP Venture investments from inception through December 31, 2015.

Fund III

During 2007, we formed Fund III with 14 institutional investors, including all of the investors from Fund I and a majority of the investors from Fund II with $502.5 million of committed discretionary capital. During 2012, the committed capital amount was reduced to $475.0 million and during 2015, this amount was further reduced to $450.0 million. As of December 31, 2015, $387.5 million has been invested in Fund III, of which the Operating Partnership contributed $77.1 million. The remaining $62.5 million of unfunded capital will be used to fund current redevelopment projects. During December 2015, the Operating Partnership acquired an additional 4.6% interest in Fund III from one of the investors for $7.3 million.

Fund III has invested in three redevelopment projects as previously discussed in "—INVESTING ACTIVITIES-REDEVELOPMENT ACTIVITIES" in Item 1. of this Form 10-K. Remaining anticipated costs for the three projects currently owned by Fund III that can be estimated aggregate between $68.7 million and $88.7 million.

In addition to its three redevelopment projects noted above, Fund III also owns, or has ownership interests in, the following seven assets comprising approximately 1.1 million square feet as follows:

(dollars in millions)
Property	Location	Date Acquired	Purchase Price	GLA
3780-3858 Nostrand Avenue	Brooklyn, NY	February 2013	$18.5	40,300
Arundel Plaza	Glen Burnie, MD	August 2012	17.6	265,100
640 Broadway	New York, NY	February 2012	32.5	39,600
New Hyde Park	New Hyde Park, NY	December 2011	11.2	32,600
654 Broadway	New York, NY	December 2011	13.7	18,700
The Heritage Shops at Millennium Park	Chicago, IL	April 2011	31.6	81,700
Cortlandt Towne Center (1)	Westchester Co. NY	January 2009	78.0	639,400
Total			$203.1	1,117,400

Note:

(1) Fund III sold a 65% interest in this property subsequent to December 31, 2015.

Fund IV

During 2012, we formed Fund IV with 17 principally institutional investors as well as some high-net worth individuals with $540.6 million of committed discretionary capital. As of December 31, 2015, $179.4 million has been invested in Fund IV, of which the Operating Partnership contributed $41.5 million. The remaining $361.2 million of unfunded capital will be used to fund future acquisitions and current redevelopment projects.

Fund IV has invested in three redevelopment projects as previously discussed in "—INVESTING ACTIVITIES-REDEVELOPMENT ACTIVITIES" in Item 1. of this Form 10-K. Remaining costs for these projects are currently estimated to aggregate between $49.9 million and $72.9 million.

In addition to its redevelopment projects, Fund IV also owns, or has ownership interests in, the following 17 assets compromising
1.0 million square feet as follows:

(dollars in millions)
Property	Location	Date Acquired	Purchase Price	GLA
Restaurants at Fort Point	Boston, MA	January 2016	$11.5	15,711
1964 Union Street	San Francisco, CA	January 2016	1.8	3,100
1861 Union Street	San Francisco, CA	December 2015	3.2	4,275
2207 Fillmore Street	San Francisco, CA	November 2015	2.5	3,870
146 Geary Street	San Francisco, CA	November 2015	38.0	11,400
2208-2216 Fillmore Street	San Francisco, CA	October 2015	7.8	7,375
1035 Third Avenue	New York, NY	January 2015	51.0	53,294
17 East 71st Street	New York, NY	October 2014	28.0	9,330
Eden Square	Bear, DE	July 2014	25.4	235,508
1151 Third Avenue	New York, NY	October 2013	18.0	12,040
2819 Kennedy Boulevard	North Bergen, NJ	June 2013	9.0	41,480
Paramus Plaza	Paramus, NJ	September 2013	18.9	152,060
Promenade at Manassas	Manassas, VA	July 2013	38.0	265,440
Lake Montclair Center	Dumfries, VA	October 2013	19.3	105,850
1701 Belmont Avenue	Catonsville, MD	December 2012	4.7	58,670
938 W. North Avenue	Chicago, IL	November 2013	20.0	35,400
Broughton Street	Savannah, GA	2015	33.9	24,961
Total			$331.0	1,039,764

Development Activities

During the year ended December 31, 2015, costs associated with redevelopment and leasing activities totaled $202.1 million. Of this amount, $193.9 million represented costs associated with redevelopment, primarily related to Fund II's City Point project and Fund IV's Broughton Street portfolio, and re-tenant costs and $8.2 million represented direct leasing costs.

Structured Financings

As of December 31, 2015, our structured financing portfolio, net of allowances aggregated $147.2 million, with related accrued interest of $13.6 million. The notes were collateralized by the underlying properties, the borrower’s ownership interest in the entities that own the properties and/or by the borrower’s personal guarantee. Effective interest rates on our notes receivable ranged from 2.5% to 18.0% with maturities from April 2016 through November 2020.

Investments made in our structured financing portfolio during 2015 are discussed in Note 5 in the Notes to Consolidated Financial Statements.

Other Investments

Acquisitions made during 2015 are discussed in Note 2 in the Notes to Consolidated Financial Statements.

Core Portfolio Property Redevelopment and Re-tenanting

Our Core Portfolio redevelopment and re-anchoring programs focus on selecting well-located street retail locations and dense suburban shopping centers and creating significant value through re-tenanting and property redevelopment.

Purchase of Convertible Notes

Purchases of the Convertible Notes have been another use of our liquidity. As of December 31, 2015, the entire $115.0 million of Convertible Notes originally issued during 2006 have been retired. See Note 9 in the Notes to Consolidated Financial Statements for further discussion of our Convertible Notes.

Share Repurchase

We have an existing share repurchase program as further described in Item 5. of this Form 10-K. Management has not repurchased any shares under this program since December 2001, although it has the authority to repurchase up to approximately $7.5 million of our outstanding Common Shares.

SOURCES OF LIQUIDITY

Our primary sources of capital for funding our liquidity needs include (i) the issuance of both public equity and OP Units, (ii) the issuance of both secured and unsecured debt, of which we had availability of $197.8 million as of December 31, 2015, (iii) unfunded capital commitments from noncontrolling interests within our Funds III and IV of $47.1 million and $277.7 million, respectively, as of December 31, 2015, (iv) future sales of existing properties and (v) cash on hand of $72.8 million as of December 31, 2015 and future cash flow from operating activities.

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

Equity issuances totaled net proceeds of $63.2 million, $357.5 million and $80.7 million for the years ended December 31, 2015, 2014 and 2013, respectively. See Item 1. Business - Capital Strategy — Balance Sheet Focus and Access to Capital for more detail on these issuances.

Fund Capital

During 2015, noncontrolling interest capital contributions to Fund III and IV of $4.7 million and $30.1 million, respectively, were primarily used to fund acquisitions and to pay down existing credit facilities.

Asset Sales

During January 2015, we completed the sale of Fund III's Lincoln Park Centre for $64.0 million, of which the Operating Partnership's share was $12.7 million.

During April 2015, we completed the sale of Fund III's White City Shopping Center for $96.8 million, of which the Operating Partnership's share was $16.2 million.

During May 2015, we completed the sale of Fund II's Liberty Avenue for $24.0 million, of which the Operating Partnership's share was $3.9 million.

During May 2015, we completed the sale of a 92.5% interest in Phase III at Fund II's City Point project for $115.6 million. The sales price was comprised of $85.8 million in cash and the issuance of a $29.8 million note. After the repayment of $20.7 million of debt, the Operating Partnership's share of net proceeds was $13.0 million.

During July 2015, we completed the sale of Fund III's Perring Parkway for $27.3 million, of which the Operating Partnership's share was $4.9 million.

Structured Financing Repayments

See Note 5 in the Notes to Consolidated Financial Statements, for an overview of our notes receivable and for payments received during the years ended December 31, 2015, 2014 and 2013.

Financing and Debt

As of December 31, 2015, our outstanding mortgage, convertible notes and other notes payable aggregated $1,369.0 million, excluding unamortized premium of $1.4 million and unamortized loan costs of $(11.7) million, and were collateralized by 39 properties and related tenant leases. Interest rates on our outstanding indebtedness ranged from 1.00% to 6.65% with maturities that ranged from February 1, 2016, to October 31, 2025. Taking into consideration $256.5 million of notional principal under variable to fixed-rate swap agreements currently in effect, $808.7 million of the portfolio debt, or 59%, was fixed at a 4.74% weighted average interest rate and $560.3 million, or 40.9% was floating at a 2.08% weighted average interest rate as of December 31, 2015. There is $573.5 million of debt maturing in 2016 at a weighted average interest rate of 3.45%. In addition, there is $5.0 million of scheduled principal amortization due in 2016. As it relates to the maturing debt in 2016, we may not have sufficient cash on hand to repay such indebtedness, and, therefore, we expect to refinance at least a portion of this indebtedness or select other alternatives based on market conditions as these loans mature. Additionally, we have one forward-starting interest rate swap agreement with respect to $50.0 million of notional principal. Subsequent to December 31, 2015, we closed on a new $50.0 million term loan.

As of December 31, 2015, we had $197.8 million of additional capacity under existing revolving debt facilities. The following table sets forth certain information pertaining to our secured credit facilities:

(dollars in millions) Borrower	Total available credit facilities	Amount borrowed as of December 31, 2014	Net borrowings (repayments) during the year ended December 31, 2015	Amount borrowed as of December 31, 2015	Letters of credit outstanding as of December 31, 2015	Amount available under credit facilities as of December 31, 2015
Unsecured Line (1)	$150.0	$—	$20.8	$20.8	$17.5	$111.7
Term Loan	50.0	50.0	—	50.0	—	—
Term Loan	50.0	—	50.0	50.0	—	—
Term Loan	50.0	—	50.0	50.0	—	—
Fund II Line (1)	25.0	—	12.5	12.5	—	12.5
Fund IV revolving subscription line (2)	150.0	77.1	14.8	91.9	—	58.1
Fund IV Revolving Loan	50.0	—	34.5	34.5	—	15.5
Total	$525.0	$127.1	$182.6	$309.7	$17.5	$197.8

(1) This is an unsecured revolving credit facility.
(2) The Fund IV revolving subscription line of credit is secured by unfunded investor capital commitments.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The following table summarizes: (i) principal and interest obligations under mortgage and other notes, (ii) rents due under non-cancelable operating leases, which includes ground leases at five of our properties and the lease for our corporate office and (iii) construction commitments as of December 31, 2015:

(dollars in millions)	Payments due by period
Contractual obligations:	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Principal obligations on debt	$1,369.0	$578.5	$288.4	$353.7	$148.3
Interest obligations on debt	130.3	42.9	46.9	29.8	10.7
Operating lease obligations (1)	22.7	1.8	7.7	5.8	7.4
Construction commitments (2)	85.8	85.8	—	—	—
Total	$1,607.8	$709.0	$343.0	$389.3	$166.4

Notes:

(1) The ground lease expiring during 2078 has an option to purchase the underlying land during 2031. If we do not exercise the option, the rents that will be due are based on future values and as such are not determinable at this time. Accordingly, the above table does not include rents for this lease beyond 2031.

(2) In conjunction with the redevelopment of our Core Portfolio and Fund properties, we have entered into construction commitments with general contractors. We intend to fund these requirements with existing liquidity.

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

See Note 4 in the Notes to Consolidated Financial Statements, for a discussion of our unconsolidated investments. The Operating Partnership's pro-rata share of unconsolidated debt related to those investments is as follows:

(dollars in millions)
Investment	Pro-rata share of mortgage debt Operating Partnership	Interest rate at December 31, 2015	Maturity date
Promenade at Manassas	$5.7	1.59%	11/19/2016
1701 Belmont Avenue	0.7	4.00%	1/31/2017
Arundel Plaza	1.8	2.19%	4/8/2017
2819 Kennedy Boulevard	1.6	2.34%	12/9/2017
Eden Square	3.6	2.19%	12/17/2017
230/240 W. Broughton	0.9	2.09%	5/1/2018
Crossroads Shopping Center	33.1	3.94%	9/30/2024
840 N. Michigan	65.0	4.36%	2/10/2025
Georgetown Portfolio	8.8	4.72%	12/10/2027
Total	$121.2

Note:

In addition, we have arranged for the provision of two separate letters of credit in connection with certain leases and investments. As of December 31, 2015 there was no outstanding balance under the letters of credit. If the letters of credit were fully drawn, the maximum amount of our exposure would be $17.5 million.

HISTORICAL CASH FLOW

The following table compares the historical cash flow for the year ended December 31, 2015 ("2015") with the cash flow for the year ended December 31, 2014 ("2014").

	Years Ended December 31,
(dollars in millions)	2015	2014	Variance
Net cash provided by operating activities	$113.6	$82.5	$31.1
Net cash used in investing activities	(354.5)	(268.5)	(86.0)
Net cash provided by financing activities	96.1	324.4	(228.3)
Total	$(144.8)	$138.4	$(283.2)

A discussion of the significant changes in cash flows for 2015 compared to 2014 is as follows:

Operating Activities

Our operating activities provided $31.1 million of additional cash during 2015, primarily from the following:

•	An increase in cash flow from Core and Fund Property acquisitions

•	An increase in cash flow from our Structured Financing Portfolio

Investing Activities

During 2015, our investing activities used an additional $86.0 million of cash, primarily for the following:

•	An additional $94.1 million was used for the acquisition of real estate

•	$62.5 million less cash was collected from the return of capital from unconsolidated affiliates

•	$28.5 million more was used for redevelopment and property improvement costs

•	$17.3 million of additional cash was issued for notes receivable

•	$14.3 million less cash received from the disposition of properties, including unconsolidated affiliates

•	$4.3 million more was used for deferred leasing costs

These items were partially offset by:

•	$132.8 million less cash used in investments and advances to unconsolidated affiliates

Financing Activities

Our financing activities provided $228.3 million less cash during 2015, primarily from the following:

•	$294.2 million less cash received from the issuance of Common Shares

•	Cash provided from net borrowings decreased $16.4 million

•	An additional $33.1 million of cash was used to pay dividends to Common Shareholders

•	Capital contributions from noncontrolling interests decreased $22.5 million

These items were partially offset by:

•	$136.7 million of less cash distributed to noncontrolling interests

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

During the year ended December 31, 2015, as a result of the loss of a key anchor tenant, one of the properties in our Brandywine Portfolio, in which an unaffiliated third party has a 77.78% noncontrolling interest, did not generate sufficient cash flow to meet the full debt service requirements leading to a default on the mortgage loan. We performed an analysis and determined that the carrying amount of this property was not recoverable. Accordingly, we recorded an impairment charge of $5.0 million, which is included in the statement of income for the year ended December 31, 2015. The Operating Partnership's share of this charge, net of the noncontrolling interest, was $1.1 million. The property is collateral for $26.3 million of non-recourse mortgage debt which matures July 1, 2016. During the year ended December 31, 2013, we determined that the value of the Walnut Hill Plaza, a Core Portfolio property, was impaired as a result of a deterioration in the local economic environment. Accordingly, we recorded an impairment loss of $1.5 million. This property was collateral for $23.1 million of non-recourse mortgage debt which matured October 1, 2016. During 2014, this property was foreclosed upon by the lender. Additionally, during the year ended December 31, 2013, we entered into a firm contract to sell our Sheepshead Bay property owned by Fund III at an amount less than the carrying value. Accordingly, we recorded an impairment loss of $6.7 million to adjust the carrying value to the net realizable value from the sale, which was subsequently completed during 2014. For the year ended December 31, 2014, no impairment losses on our properties were recognized. Management does not believe that the value of any other properties in our portfolio was impaired as of December 31, 2015.

Investments in and Advances to Unconsolidated Joint Ventures

We periodically review our investment in unconsolidated joint ventures for other than temporary declines in market value. Any decline that is not expected to be recovered in the next twelve months is considered other than temporary and an impairment charge is recorded as a reduction in the carrying value of the investment. No impairment charges related to our investment in unconsolidated joint ventures were recognized for the years ended December 31, 2015, 2014 and 2013. Management does not believe that the value of any other investments in unconsolidated joint ventures was impaired as of December 31, 2015.

Bad Debts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make payments on arrearages in billed rents, as well as the likelihood that tenants will not have the ability to make payments on unbilled rents including estimated expense recoveries. We also maintain a reserve for straight-line rent receivables. For the years ended December 31, 2015 and 2014, the allowance for doubtful accounts totaled $7.5 million and $6.0 million, respectively. If the financial condition of our tenants were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

During January 2014, we received a $1.5 million payment on a previously reserved for investment in our Structured Financing Portfolio, which had a net carrying value of $0.8 million. Accordingly, we recognized $0.7 million of income related to this repayment.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information as of December 31, 2015

Our primary market risk exposure is to changes in interest rates related to our mortgage and other debt. See Notes 8 and 9 in the Notes to Consolidated Financial Statements, for certain quantitative details related to our mortgage and other debt.

Currently, we manage our exposure to fluctuations in interest rates primarily through the use of fixed-rate debt and interest rate swap agreements. As of December 31, 2015, we had total mortgage and other notes payable of $1,369.0 million, excluding the unamortized premium of $1.4 million and unamortized loan costs of $(11.7) million, of which $808.7 million, or 59% was fixed-rate, inclusive of debt with rates fixed through the use of derivative financial instruments, and $560.3 million, or 41%, was variable-rate based upon LIBOR or Prime rates plus certain spreads. As of December 31, 2015, we were a party to 15 interest rate swap transactions and one interest rate cap transaction to hedge our exposure to changes in interest rates with respect to $256.5 million and $29.5 million of LIBOR-based variable-rate debt, respectively. We were also a party to one forward-starting interest rate swap for $50.0 million of notional principal.

The following table sets forth information as of December 31, 2015 concerning our long-term debt obligations, including principal cash flows by scheduled maturity and weighted average interest rates of maturing amounts (dollars in millions):

Consolidated mortgage and other debt:

Year	Scheduled amortization	Maturities	Total	Weighted average interest rate
2016	$5.0	$573.5	$578.5	3.5%
2017	3.9	191.7	195.6	4.0%
2018	2.5	90.4	92.9	2.1%
2019	1.6	82.0	83.6	1.7%
2020	1.6	268.5	270.1	4.0%
Thereafter	4.0	144.3	148.3	2.3%
	$18.6	$1,350.4	$1,369.0

Mortgage debt in unconsolidated partnerships (at our pro-rata share):

Year	Scheduled amortization	Maturities	Total	Weighted average interest rate
2016	$0.2	$5.7	$5.9	1.6%
2017	0.3	8.1	8.4	2.5%
2018	0.8	0.9	1.7	3.2%
2019	0.8	—	0.8	—%
2020	0.8	—	0.8	—%
Thereafter	4.1	99.9	104.0	4.3%
	$7.0	$114.6	$121.6

$578.5 million of our total consolidated debt and $5.9 million of our pro-rata share of unconsolidated outstanding debt will become due in 2016. $195.6 million of our total consolidated debt and $8.4 million of our pro-rata share of unconsolidated debt will become due in 2017. As we intend on refinancing some or all of such debt at the then-existing market interest rates, which may be greater than the current interest rate, our interest expense would increase by approximately $7.9 million annually if the interest rate on the refinanced debt increased by 100 basis points. After giving effect to noncontrolling interests, our share of this increase would be $2.6 million. Interest expense on our variable-rate debt of $560.3 million, net of variable to fixed-rate swap agreements currently in effect, as of December 31, 2015 would increase $5.6 million if LIBOR increased by 100 basis points. After giving effect to noncontrolling interests, our share of this increase would be $1.3 million. We may seek additional variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, we would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.

Based on our outstanding debt balances as of December 31, 2015, the fair value of our total consolidated outstanding debt would decrease by approximately $12.8 million if interest rates increase by 1%. Conversely, if interest rates decrease by 1%, the fair value of our total outstanding debt would increase by approximately $13.6 million.

As of December 31, 2015 and 2014, we had notes receivable of $147.2 million and $102.3 million, respectively. We determined the estimated fair value of our notes receivable equated the carrying values by discounting future cash receipts utilizing a discount rate equivalent to the rate at which similar notes receivable would be originated under conditions then existing.

Based on our outstanding notes receivable balances as of December 31, 2015, the fair value of our total outstanding notes receivable would decrease by approximately $3.3 million if interest rates increase by 1%. Conversely, if interest rates decrease by 1%, the fair value of our total outstanding notes receivable would increase by approximately $3.4 million.

Summarized Information as of December 31, 2014

As of December 31, 2014, we had total mortgage and convertible notes payable of $1,127.5 million, excluding the unamortized premium of $2.9 million and unamortized loan costs of $(11.9) million, of which $801.3 million, or 71% was fixed-rate, inclusive of interest rate swaps, and $326.2 million, or 29%, was variable-rate based upon LIBOR plus certain spreads. As of December 31, 2014, we were a party to 14 interest rate swap transactions and four interest rate cap transactions to hedge our exposure to changes in interest rates with respect to $223.8 million and $139.6 million of LIBOR-based variable-rate debt, respectively. We were also a party to two forward-starting interest rate swaps with respect to $50.0 million of LIBOR-based variable-rate debt.

Interest expense on our variable debt of $326.2 million as of December 31, 2014 would have increased $3.3 million if LIBOR increased by 100 basis points. Based on our outstanding debt balances as of December 31, 2014, the fair value of our total outstanding debt would have decreased by approximately $13.7 million if interest rates increased by 1%. Conversely, if interest rates decreased by 1%, the fair value of our total outstanding debt would have increased by approximately $12.6 million.

Changes in Market Risk Exposures from 2014 to 2015

Our interest rate risk exposure from December 31, 2014 to December 31, 2015 has increased on an absolute basis, as the $326.2 million of variable-rate debt as of December 31, 2014 has increased to $560.3 million as of December 31, 2015. As a percentage of our overall debt, our interest rate risk exposure has increased as our variable-rate debt accounted for 29% of our consolidated debt as of December 31, 2014 and was increased to 41% as of December 31, 2015.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements beginning on page F-1 of this Form 10-K are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

(i) Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(ii) Internal Control Over Financial Reporting

(a) Management’s Annual Report on Internal Control Over Financial Reporting

Management of Acadia Realty Trust is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13(a)-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015 as required by the Securities Exchange Act of 1934 Rule 13(a)-15(c). In making this assessment, we used the criteria set forth in the framework in Internal Control–Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). Based on our evaluation under the COSO criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2015 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

BDO USA, LLP, an independent registered public accounting firm that audited our Financial Statements included in this Annual Report, has issued an attestation report on our internal control over financial reporting as of December 31, 2015, which appears in paragraph (b) of this Item 9A.

Acadia Realty Trust
Rye, New York
February 19, 2016

(b) Attestation report of the independent registered public accounting firm

The Shareholders and Trustees of
Acadia Realty Trust
Rye, New York

We have audited Acadia Realty Trust’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Acadia Realty Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9(a), Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Acadia Realty Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Acadia Realty Trust as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015, and our report dated February 19, 2016, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
New York, New York
February 19, 2016

(c) Changes in internal control over financial reporting

There was no change in our internal control over financial reporting during our fourth fiscal quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None

PART III
In accordance with the rules of the SEC, certain information required by Part III is omitted and is incorporated by reference into this Form 10-K from our definitive proxy statement relating to our 2016 annual meeting of stockholders (our "2016 Proxy Statement") that we intend to file with the SEC no later than March 30, 2016.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information under the following headings in the 2016 Proxy Statement is incorporated herein by reference:

•	"PROPOSAL 1 — ELECTION OF TRUSTEES"

•	"MANAGEMENT"

•	"SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE"

ITEM 11. EXECUTIVE COMPENSATION.

The information under the following headings in the 2016 Proxy Statement is incorporated herein by reference:

•	"ACADIA REALTY TRUST COMPENSATION COMMITTEE REPORT"

•	"COMPENSATION DISCUSSION AND ANALYSIS"

•	"BOARD OF TRUSTEES COMPENSATION"

•	"COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION"

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information under the heading "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the 2016 Proxy Statement is incorporated herein by reference.

The information under Item 5. of this Form 10-K under the heading "(c) Securities authorized for issuance under equity compensation plans" is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information under the following headings in the 2016 Proxy Statement is incorporated herein by reference:

•	"CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS"

•	"PROPOSAL 1 — ELECTION OF TRUSTEES—Trustee Independence"

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information under the heading "AUDIT COMMITTEE INFORMATION" in the 2016 Proxy Statement is incorporated herein by reference.

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
Dated: February 19, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kenneth F. Bernstein (Kenneth F. Bernstein)	Chief Executive Officer, President and Trustee (Principal Executive Officer)	February 19, 2016

/s/ Jonathan W. Grisham (Jonathan W. Grisham)	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 19, 2016

/s/ Richard Hartmann (Richard Hartmann)	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 19, 2016

/s/ Douglas Crocker II (Douglas Crocker II)	Trustee	February 19, 2016

/s/ Lorrence T. Kellar (Lorrence T. Kellar)	Trustee	February 19, 2016

/s/ Wendy Luscombe (Wendy Luscombe)	Trustee	February 19, 2016

/s/ William T. Spitz (William T. Spitz)	Trustee	February 19, 2016

/s/ Lee S. Wielansky (Lee S. Wielansky)	Trustee	February 19, 2016

/s/ C. David Zoba (C. David Zoba)	Trustee	February 19, 2016

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

10.4	Form of Share Award Agreement (incorporated by reference to the copy thereof filed as Exhibit 99.1 to the Company's Current Report on Form S-8 filed on July 2, 2003.) (2)

10.5	Form of 2014-15 Long-Term Incentive Plan Award Agreement (1) (2)

10.6
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

10.8
Amended and Restated Employment agreement between the Company and Kenneth F. Bernstein (incorporated by reference to the copy thereof filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 1, 2014.) (2)

10.9
Form of Amended and Restated Severance Agreement, dated June 12, 2008, that was entered into with each of Joel Braun, Executive Vice President and Chief Investment Officer; Michael Nelsen, Senior Vice President and Chief Financial Officer; Robert Masters, Senior Vice President, Senior Legal Counsel, Chief Compliance Officer and Secretary; and Joseph Hogan, Senior Vice President and Director of Construction (incorporated by reference to the copy thereof filed as Exhibit 10.1 to the Company's Form 8-K filed on June 12, 2008.) (2)

10.10
Amended and Restated Severance Agreement, dated April 19, 2011, that was entered into with Christopher Conlon, Senior Vice President, Leasing and Development (incorporated by reference to the copy thereof filed as Exhibit 10.43 to the Company's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2011.) (2)

10.11
Revolving Credit Agreement Dated as of November 21, 2012 by and among Acadia Strategic Opportunity Fund IV LLC as Borrower, Acadia Realty Acquisition IV LLC as Borrowers Managing Member, Acadia Realty Limited Partnership as Guarantor, Acadia Realty Trust as Guarantor General Partner, Acadia Investors IV Inc. as Pledgor and Bank of America, N.A. as Administrative Agent, Structuring Agent, Sole Bookrunner, Sole Lead Arranger, Letter of Credit Issuer, and Lender (incorporated by reference to the copy thereof filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K filed for the year ended December 31, 2012.)

10.12
Credit Agreement, dated as of January 31, 2013, among Acadia Realty Limited Partnership, as the Borrower, and Acadia Realty Trust and Certain Subsidiaries of Acadia Realty Limited Partnership from time to time party thereto, as Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender, L/C Issuer, and as a Lender, PNC Bank, National Association and Wells Fargo Bank, National Association, as Co-Documentation Agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as a Joint Lead Arranger and Sole Bookrunner and PNC Bank, National Association and Wells Fargo Securities, LLC, as Joint Lead Arrangers (incorporated by reference to the copy thereof filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 5, 2013.)

10.13
First Amendment to Credit Agreement, among Acadia Realty Limited Partnership, as the Borrower, and Acadia Realty Trust and Certain Subsidiaries of Acadia Realty Limited Partnership from time to time party thereto, as Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender, L/C Issuer, and as a Lender, PNC Bank, National Association and Wells Fargo Bank, National Association, as Co-Documentation Agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as a Joint Lead Arranger and Sole Bookrunner and PNC Bank, National Association and Wells Fargo Securities, LLC, as Joint Lead Arrangers, dated September 30, 2014 (incorporated by reference to the copy thereof filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2015.)

10.14
Second Amendment to Credit Agreement, among Acadia Realty Limited Partnership, as the Borrower, and Acadia Realty Trust and Certain Subsidiaries of Acadia Realty Limited Partnership from time to time party thereto, as Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender, L/C Issuer, and as a Lender, PNC Bank, National Association and Wells Fargo Bank, National Association, as Co-Documentation Agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as a Joint Lead Arranger and Sole Bookrunner and PNC Bank, National Association and Wells Fargo Securities, LLC, as Joint Lead Arrangers, dated May 22, 2015 (incorporated by reference to the copy thereof filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2015.)

10.15
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

10.16
Form of Assignments and Assumptions of Carried Interest with respect to the Company's Long-Term Incentive Alignment Program (incorporated by reference to the copy thereof filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2015.)

10.17
Form of Omnibus Amendment to the Series of Assignments and Assumptions of Carried Interest with respect to the Company's Long-Term Incentive Alignment Program (incorporated by reference to the copy thereof filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2015.)

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

99.1
Amended and Restated Agreement of Limited Partnership of the Operating Partnership (not including immaterial amendments) (incorporated by reference to the copy thereof filed as Exhibit 10.1 (c) to the Company's Registration Statement on Form S-3 filed on March 3, 2000.)

99.2
Third Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership (incorporated by reference to the copy thereof filed as Exhibit 99.2 to the Company's Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2015.)

99.3
Eighth Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership (incorporated by reference to the copy thereof filed as Exhibit 10.8 to the Company's Registration Statement on Form S-3 filed on March 12, 2009.)

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

ACADIA REALTY TRUST AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Shareholders and Trustees of
Acadia Realty Trust
Rye, New York
We have audited the accompanying consolidated balance sheets of Acadia Realty Trust (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Acadia Realty Trust at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for and disclosure of debt issuance costs for the years ended December 31, 2015 and 2014, due to the adoption of Accounting Standards Update 2015-03, “Interest - Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs,” and has also changed its method of accounting for and disclosure of measurement period adjustments for the year ended December 31, 2015, due to the adoption of Accounting Standards Update 2015-06, “Business Combinations - Simplifying the Accounting for Measurement-Period Adjustments.”
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Acadia Realty Trust’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 19, 2016, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
New York, New York
February 19, 2016

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars in thousands)	2015	2014
ASSETS
Operating real estate
Land	$514,120	$424,661
Buildings and improvements	1,593,350	1,329,080
Construction in progress	19,239	7,464
	2,126,709	1,761,205
Less: accumulated depreciation	298,703	256,015
Net operating real estate	1,828,006	1,505,190
Real estate under development	609,574	447,390
Notes receivable and preferred equity investments	147,188	102,286
Investments in and advances to unconsolidated affiliates	173,277	184,352
Cash and cash equivalents	72,776	217,580
Cash in escrow	26,444	20,358
Restricted cash	10,840	30,604
Rents receivable, net	40,425	36,962
Deferred charges, net	22,568	18,800
Acquired lease intangibles, net	52,593	44,618
Prepaid expenses and other assets	48,628	56,508
Assets of discontinued operations and properties held for sale	—	56,073
Total assets	$3,032,319	$2,720,721

LIABILITIES
Mortgage and other notes payable, net	$1,050,051	$991,502
Unsecured notes payable, net	308,555	127,100
Distributions in excess of income from, and investments in, unconsolidated affiliates	13,244	12,564
Accounts payable and accrued expenses	38,754	34,026
Dividends and distributions payable	37,552	39,339
Acquired lease intangibles, net	31,809	29,585
Other liabilities	31,000	25,148
Liabilities of discontinued operations and properties held for sale	—	25,500
Total liabilities	1,510,965	1,284,764
EQUITY
Shareholders' Equity
Common shares, $.001 par value, authorized 100,000,000 shares, issued and outstanding 70,258,415 and 68,109,287 shares, respectively	70	68
Additional paid-in capital	1,092,239	1,027,861
Accumulated other comprehensive loss	(4,463)	(4,005)
Retained earnings	12,642	31,617
Total shareholders’ equity	1,100,488	1,055,541
Noncontrolling interests	420,866	380,416
Total equity	1,521,354	1,435,957
Total liabilities and equity	$3,032,319	$2,720,721

The accompanying notes are an integral part of these consolidated financial statements

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
(dollars in thousands except per share amounts)	2015	2014	2013
Revenues
Rental income	$158,632	$145,103	$122,730
Interest income	16,603	12,607	11,800
Expense reimbursements	36,306	32,642	28,373
Other	5,721	4,660	5,383
Total revenues	217,262	195,012	168,286
Operating Expenses
Property operating	28,423	24,833	21,026
Other operating	4,675	3,776	4,605
Real estate taxes	25,384	23,062	20,922
General and administrative	30,368	27,433	25,555
Depreciation and amortization	60,751	49,645	40,299
Impairment of asset	5,000	—	1,500
Total operating expenses	154,601	128,749	113,907
Operating income	62,661	66,263	54,379
Equity in earnings of unconsolidated affiliates	13,287	8,723	12,382
Gain on disposition of properties of unconsolidated affiliates	24,043	102,855	—
Loss on debt extinguishment	(135)	(335)	(765)
Interest and other finance expense	(37,162)	(39,091)	(39,474)
Gain on disposition of properties	89,063	13,138	—
Income from continuing operations before income taxes	151,757	151,553	26,522
Income tax provision	(1,787)	(629)	(19)
Income from continuing operations	149,970	150,924	26,503
Discontinued operations
Operating income from discontinued operations	—	—	6,818
Impairment of asset	—	—	(6,683)
Loss on debt extinguishment	—	—	(800)
Gain on disposition of properties	—	1,222	18,802
Income from discontinued operations	—	1,222	18,137
Net income	149,970	152,146	44,640
Noncontrolling interests
Continuing operations	(84,262)	(80,059)	7,523
Discontinued operations	—	(1,023)	(12,048)
Net income attributable to noncontrolling interests	(84,262)	(81,082)	(4,525)
Net income attributable to Common Shareholders	$65,708	$71,064	$40,115
Basic earnings per share
Income from continuing operations	$0.94	$1.18	$0.61
Income from discontinued operations	—	—	0.11
Basic earnings per share	$0.94	$1.18	$0.72
Diluted earnings per share
Income from continuing operations	$0.94	$1.18	$0.61
Income from discontinued operations	—	—	0.11
Diluted earnings per share	$0.94	$1.18	$0.72
The accompanying notes are an integral part of these consolidated financial statements

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
	2015	2014	2013
(dollars in thousands)
Net income	$149,970	$152,146	$44,640
Other comprehensive (loss) income:
Unrealized (loss) gain on valuation of swap agreements	(5,061)	(9,061)	3,610
Reclassification of realized interest on swap agreements	5,524	3,776	2,892
Other comprehensive income (loss)	463	(5,285)	6,502
Comprehensive income	150,433	146,861	51,142
Comprehensive income attributable to noncontrolling interests	(85,183)	(80,934)	(5,588)
Comprehensive income attributable to Common Shareholders	$65,250	$65,927	$45,554

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands, except per share amounts)	Common Shares	Share Amount	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Common Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2013	52,482	$52	$581,925	$(4,307)	$45,127	$622,797	$447,459	$1,070,256
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	93	—	1,548	—	—	1,548	(1,548)	—
Issuance of Common Shares, net of issuance costs	3,013	4	80,686	—	—	80,690	—	80,690
Dividends declared ($0.86 per Common Share)	—	—	—	—	(47,495)	(47,495)	(1,664)	(49,159)
Issuance of OP Units to acquire real estate	—	—	—	—	—	—	33,300	33,300
Employee and trustee stock compensation, net	55	—	1,142	—	—	1,142	6,530	7,672
Consolidation of previously unconsolidated investment	—	—	—	—	—	—	(33,949)	(33,949)
Noncontrolling interest distributions	—	—	—	—	—	—	(87,688)	(87,688)
Noncontrolling interest contributions	—	—	—	—	—	—	49,324	49,324
	55,643	56	665,301	(4,307)	(2,368)	658,682	411,764	1,070,446
Comprehensive income (loss):
Net income	—	—	—	—	40,115	40,115	4,525	44,640
Unrealized income on valuation of swap agreements	—	—	—	3,541	—	3,541	69	3,610
Reclassification of realized interest on swap agreements	—	—	—	1,898	—	1,898	994	2,892
Total comprehensive income	—	—	—	5,439	40,115	45,554	5,588	51,142
Balance at December 31, 2013	55,643	56	665,301	1,132	37,747	704,236	417,352	1,121,588

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands, except per share amounts)	Common Shares	Share Amount	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Common Shareholders’ Equity	Noncontrolling Interests	Total Equity
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	136	—	3,181	—	—	3,181	(3,181)	—
Issuance of Common Shares, net of issuance costs	12,237	12	357,447	—	—	357,459	—	357,459
Dividends declared ($1.23 per Common Share)	—	—	—	—	(77,194)	(77,194)	(5,085)	(82,279)
Issuance of OP Units to acquire real estate	—	—	—	—	—	—	44,051	44,051
Employee and trustee stock compensation, net	93	—	1,932	—	—	1,932	6,528	8,460
Noncontrolling interest distributions	—	—	—	—	—	—	(218,152)	(218,152)
Noncontrolling interest contributions	—	—	—	—	—	—	57,969	57,969
	68,109	68	1,027,861	1,132	(39,447)	989,614	299,482	1,289,096
Comprehensive income:
Net income	—	—	—	—	71,064	71,064	81,082	152,146
Unrealized loss on valuation of swap agreements	—	—	—	(7,814)	—	(7,814)	(1,247)	(9,061)
Reclassification of realized interest on swap agreements	—	—	—	2,677	—	2,677	1,099	3,776
Total comprehensive income	—	—	—	(5,137)	71,064	65,927	80,934	146,861
Balance at December 31, 2014	68,109	68	1,027,861	(4,005)	31,617	1,055,541	380,416	1,435,957

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands, except per share amounts)	Common Shares	Share Amount	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Common Shareholders’ Equity	Noncontrolling Interests	Total Equity
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	101	—	2,451	—	—	2,451	(2,451)	—
Issuance of Common Shares, net of issuance costs	1,973	2	64,415	—	—	64,417	—	64,417
Dividends declared ($1.22 per Common Share)	—	—	—	—	(84,683)	(84,683)	(5,983)	(90,666)
Acquisition of noncontrolling interests	—	—	(4,409)	—	—	(4,409)	(3,561)	(7,970)
Employee and trustee stock compensation, net	75	—	1,921	—	—	1,921	6,723	8,644
Noncontrolling interest distributions	—	—	—	—	—	—	(74,950)	(74,950)
Noncontrolling interest contributions	—	—	—	—	—	—	35,489	35,489
	70,258	70	1,092,239	(4,005)	(53,066)	1,035,238	335,683	1,370,921
Comprehensive income:
Net income	—	—	—	—	65,708	65,708	84,262	149,970
Unrealized loss on valuation of swap agreements	—	—	—	(4,047)	—	(4,047)	(1,014)	(5,061)
Reclassification of realized interest on swap agreements	—	—	—	3,589	—	3,589	1,935	5,524
Total comprehensive (loss) income	—	—	—	(458)	65,708	65,250	85,183	150,433
Balance at December 31, 2015	70,258	$70	$1,092,239	$(4,463)	$12,642	$1,100,488	$420,866	$1,521,354

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
(dollars in thousands)	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$149,970	$152,146	$44,640
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	60,751	49,645	43,071
Amortization of financing costs	3,537	3,003	3,082
Gain on disposition of property	(89,063)	(14,360)	(18,802)
Loss on debt extinguishment	135	335	1,565
Impairment of asset	5,000	—	8,183
Share compensation expense	7,438	6,744	7,667
Equity in earnings of unconsolidated affiliates	(13,287)	(8,723)	(12,382)
Gain on disposition of properties of unconsolidated affiliates	(24,043)	(102,855)	—
Distributions of operating income from unconsolidated affiliates	12,291	9,579	9,829
Other, net	(6,618)	(4,147)	(4,771)
Changes in assets and liabilities
Cash in escrow	(6,168)	(686)	218
Rents receivable, net	(5,673)	(8,097)	997
Prepaid expenses and other assets	12,690	852	(22,524)
Accounts payable and accrued expenses	1,284	(4,016)	5,586
Other liabilities	5,354	3,099	(1,126)
Net cash provided by operating activities	113,598	82,519	65,233
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate	(344,476)	(250,353)	(220,041)
Redevelopment and property improvement costs	(164,315)	(140,118)	(106,883)
Deferred leasing costs	(8,207)	(3,914)	(4,617)
Investments in and advances to unconsolidated affiliates	(24,168)	(156,972)	(56,171)
Return of capital from unconsolidated affiliates	11,892	74,371	108,899
Proceeds from disposition of properties of unconsolidated affiliates	38,392	190,356	—
Consolidation of previously unconsolidated investment	—	—	1,864
Proceeds from notes receivable	15,984	18,095	29,583
Issuance of notes receivable	(48,500)	(31,169)	(45,050)
Proceeds from disposition of properties	168,895	31,188	204,537
Net cash used in investing activities	(354,503)	(268,516)	(87,879)

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
(dollars in thousands)	2015	2014	2013
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage and other notes	(383,238)	(176,323)	(437,257)
Proceeds received on mortgage and other notes	507,659	284,303	572,443
Loan proceeds held as restricted cash	48,676	79,191	(109,795)
Purchase of convertible notes payable	(380)	—	(550)
Deferred financing and other costs	(4,376)	(3,672)	(11,741)
Capital contributions from noncontrolling interests	35,489	57,970	49,324
Distributions to noncontrolling interests	(84,610)	(221,330)	(88,975)
Dividends paid to Common Shareholders	(86,353)	(53,210)	(44,115)
Proceeds from issuance of Common Shares, net of issuance costs of $1,150, $2,112 and $1,645 respectively	63,234	357,459	80,688
Net cash provided by financing activities	96,101	324,388	10,022

(Decrease) increase in cash and cash equivalents	(144,804)	138,391	(12,624)
Cash and cash equivalents, beginning of period	217,580	79,189	91,813
Cash and cash equivalents, end of period	$72,776	$217,580	$79,189

Supplemental disclosure of cash flow information
Cash paid during the period for interest, net of capitalized interest of $16,447, $12,650 and $9,193, respectively	$47,960	$46,542	$41,543

Cash paid for income taxes, net of refunds received of $0, $2,045 and $0, respectively	$2,038	$(1,772)	$301

Supplemental disclosure of non-cash investing activities
Acquisition of real estate through assumption of debt	$91,885	$29,794	$—
Disposition of real estate through forgiveness of debt	$—	$(22,865)	$—
Acquisition of real estate through issuance of OP Units	$—	$38,937	$33,300
Investments in and advances to unconsolidated affiliates through issuance of OP Units	$—	$5,114	$—
Acquisition of real estate through conversion of notes receivable	$13,386	$38,000	$18,500
Acquisition of real estate through assumption of restricted cash	$(28,912)	$—	$—
Disposition of air rights through issuance of notes receivable	$(29,539)	$—	$—

Consolidation of previously unconsolidated investment
Real estate, net	$—	$—	$(118,484)
Mortgage notes payable	—	—	166,200
Distributions in excess of income from, and investments in, unconsolidated affiliates	—	—	(10,298)
Other assets and liabilities	—	—	(1,605)
Noncontrolling interest	—	—	(33,949)
Cash included in consolidation of previously unconsolidated investment	$—	$—	$1,864

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

All of the Company’s assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership (the "Operating Partnership") and entities in which the Operating Partnership owns an interest. As of December 31, 2015, the Trust controlled approximately 95% of the Operating Partnership as the sole general partner. As the general partner, the Trust is entitled to share, in proportion to its percentage interest, in the cash distributions and profits and losses of the Operating Partnership. The limited partners primarily represent entities or individuals that contributed their interests in certain properties or entities to the Operating Partnership in exchange for common or preferred units of limited partnership interest ("Common OP Units" or "Preferred OP Units") and employees who have been awarded restricted Common OP Units ("LTIP Units") as long-term incentive compensation (Note 15). Limited partners holding Common OP and LTIP Units are generally entitled to exchange their units on a one-for-one basis for common shares of beneficial interest of the Trust ("Common Shares"). This structure is referred to as an umbrella partnership REIT or "UPREIT."

As of December 31, 2015, the Company has ownership interests in 90 properties within its core portfolio, which consist of those properties either 100% owned, or partially owned through joint venture interests, by the Operating Partnership, or subsidiaries thereof, not including those properties owned through its funds ("Core Portfolio"). The Company also has ownership interests in 57 properties within its opportunity funds, Acadia Strategic Opportunity Fund I, LP ("Fund I"), Acadia Strategic Opportunity II, LLC ("Fund II"), Acadia Strategic Opportunity Fund III LLC ("Fund III") and Acadia Strategic Opportunity Fund IV LLC (("Fund IV") and together with Funds I, II, and III, the "Funds"). The 147 Core Portfolio and Fund properties primarily consist of street and urban retail, and dense suburban shopping centers. In addition, the Company, together with the investors in the Funds, invest in operating companies through Acadia Mervyn Investors I, LLC ("Mervyns I"), Acadia Mervyn Investors II, LLC ("Mervyns II") and Fund II, all on a non-recourse basis.

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

Following is a table summarizing the general terms and Operating Partnership's equity interests in the Funds and Mervyns I and II:

Entity	Formation Date	Operating Partnership Share of Capital	Fund Size	Capital Called as of December 31, 2015 (4)	Unfunded Commitment	Equity Interest Held By Operating Partnership	Preferred Return	Total Distributions as of December 31, 2015 (4)
Fund I and Mervyns I (1)	9/2001	22.22%	$90.0	$86.6	$—	37.78%	9%	$194.5
Fund II and Mervyns II (2)	6/2004	20.00%	300.0	300.0	47.1	20.00%	8%	131.6
Fund III (3)	5/2007	24.54%	502.5	387.5	62.5	24.54%	6%	445.7
Fund IV	5/2012	23.12%	540.6	179.4	361.2	23.12%	6%	101.9

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

(3)	During 2015, the Company acquired an additional 4.6% interest in Fund III from a limited partner for $7.3 million, giving the Company an aggregate 24.54% interest.
(4) Represents the total for the Funds, including the Operating Partnership and noncontrolling interests' shares.

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

Investments in and Advances to Unconsolidated Joint Ventures

The Company primarily accounts for its investments in unconsolidated joint ventures using the equity method as it does not exercise control over significant asset decisions such as buying, selling or financing nor is it the primary beneficiary under ASC Topic 810, as discussed above. The Company does have significant influence over most of these investments, which requires equity method accounting. Under the equity method, the Company increases its investment for its proportionate share of net income and contributions to the joint venture and decreases its investment balance by recording its proportionate share of net loss and distributions. The Company accounts for some of its investments under the cost method. Due to its minor ownership of three investments as well as the terms of the underlying operating agreements, the Company has no influence over such entities' operating and financial policies. Other than the minority investor rights to which the Company is entitled pursuant to statute, it has no rights other than to receive its pro-rata share of cash distributions as declared by the managers of these investments. The Company recognizes income for distributions in excess of its investment where there is no recourse to the Company. For investments in which there is recourse to the Company, distributions in excess of the investment are recorded as a liability. Although the Company accounts for its investment in Albertson’s (Note 4) under the equity method of accounting, the Company adopted the policy of not recording its equity in earnings or losses of this unconsolidated affiliate until it receives the audited financial statements of Albertson’s to support the equity in earnings or losses in accordance with ASC Topic 323, "Investments – Equity Method and Joint Ventures."

The Company periodically reviews its investments in unconsolidated joint ventures for other-than-temporary losses in investment value. Any decline that is not expected to be recovered based on the underlying assets of the investment, is considered other than temporary and an impairment charge is recorded as a reduction in the carrying value of the investment. During the years ended December 31, 2015, 2014 and 2013, there were no impairment charges related to the Company’s investments in unconsolidated joint ventures.

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

Real Estate and Real Estate Under Development

Real estate assets are stated at cost less accumulated depreciation. Real estate under development includes costs for significant property expansion and redevelopment. Depreciation is computed on the straight-line basis over estimated useful lives of 30 to 40 years for buildings, the shorter of the useful life or lease term for tenant improvements and five years for furniture, fixtures and equipment. Expenditures for maintenance and repairs are charged to operations as incurred.

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

The Company reviews its long-lived assets for impairment when there is an event or a change in circumstances that indicates that the carrying amount may not be recoverable. The Company measures and records impairment losses and reduces the carrying value of properties when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases where the Company does not expect to recover its carrying costs on properties held for use, the Company reduces its carrying costs to fair value, and for properties held for sale, the Company reduces its carrying value to the fair value less costs to sell. During the year ended December 31, 2015, as a result of the loss of a key anchor tenant, one of the properties in the Company's Brandywine Portfolio, in which an unaffiliated third party has a 77.78% noncontrolling interest, did not generate sufficient cash flow to meet the full debt service requirements leading to a default on the mortgage loan. Management performed an analysis and determined that the carrying amount of this property was not recoverable. Accordingly, the Company recorded an impairment charge of $5.0 million, which is included in the statement of income for the year ended December 31, 2015. The Operating Partnership's share of this charge, net of the noncontrolling interest, was $1.1 million. The property is collateral for $26.3 million of non-recourse mortgage debt which matures July 1, 2016. During the year ended December 31, 2013, the Company determined that the values of the Walnut Hill Plaza and Fund III's Sheepshead Bay property were impaired. Accordingly, impairment charges of $1.5 million and $6.7 million, respectively were recorded. The Operating Partnership's share of the impairment charge related to Sheepshead Bay was $1.3 million. During the year ended December 31, 2014, no impairment charges were recorded. Management does not believe that the values of any other properties within the portfolio are impaired as of December 31, 2015.

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

Deferred Costs

Fees and costs paid in the successful negotiation of leases are deferred and amortized on a straight-line basis over the terms of the respective leases. Fees and costs incurred in connection with obtaining financing are deferred and amortized as a component of interest expense over the term of the related debt obligation. The Company capitalizes salaries, commissions and benefits related to time spent by leasing and legal department personnel involved in originating leases.

Revenue Recognition and Accounts Receivable

Leases with tenants are accounted for as operating leases. Minimum rents are recognized, net of any rent concessions or tenant lease incentives, including free rent, on a straight-line basis over the term of the respective leases, beginning when the tenant is entitled to take possession of the space. As of December 31, 2015 and 2014, unbilled rents receivable relating to the straight-lining of rents of $31.3 million and $28.0 million, respectively, are included in Rents Receivable, net on the accompanying consolidated balance sheets. Certain of these leases also provide for percentage rents based upon the level of sales achieved by the tenant. Percentage rent is recognized in the period when the tenants’ sales breakpoint is met. In addition, leases typically provide for the reimbursement to the Company of real estate taxes, insurance and other property operating expenses. These reimbursements are recognized as revenue in the period the related expenses are incurred.

The Company makes estimates of the uncollectability of its accounts receivable related to tenant revenues. An allowance for doubtful accounts has been provided against certain tenant accounts receivable that are estimated to be uncollectible. Once the amount is ultimately deemed to be uncollectible, it is written off. Rents receivable at December 31, 2015 and 2014 are shown net of an allowance for doubtful accounts of $7.5 million and $6.0 million, respectively.

Notes Receivable and Preferred Equity

Notes receivable and preferred equity investments are intended to be held to maturity and are carried at amortized cost. Interest income from notes receivable and preferred equity investments are recognized using the effective interest method over the expected life of the loan. Under the effective interest method, interest or fees collected at the origination of the investment or the payoff of the investment are recognized over the term of the loan as an adjustment to yield.

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

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Basis of Presentation and Summary of Significant Accounting Policies, continued

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed the limits insured by the Federal Deposit Insurance Corporation. The Company has never experienced any losses related to these balances.

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

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Basis of Presentation and Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements

During September 2015, the FASB issued Accounting Standards Update ("ASU") No. 2015-16, "Business Combinations - Simplifying the Accounting for Measurement-Period Adjustments." ASU 2015-16 requires an entity to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined as if the accounting had been completed at the acquisition date. ASU 2015-16 also requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for periods beginning after December 15, 2015, with early adoption permitted and shall be applied prospectively. ASU 2015-16 was adopted by the Company and did not have a material impact on the Company's consolidated financial statements.

During August 2015, the FASB issued ASU No. 2015-14, "Revenues from Contracts with Customers - Deferral of the Effective Date." ASU 2015-14 defers the effective date of ASU No. 2014-09 "Revenues from Contracts with Customers" from annual reporting periods beginning after December 15, 2016 to annual reporting periods beginning after December 15, 2017. Early adoption of ASU 2014-09 is permitted only for annual reporting periods beginning after December 15, 2016. The Company is in the process of evaluating the impact the adoption of ASU 2014-09 will have on the consolidated financial statements.

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

During April 2015, the FASB issued ASU No. 2015-03, "Interest - Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs." ASU 2015-03 modifies the treatment of debt issuance costs from a deferred charge to a deduction of the carrying value of the financial liability. ASU 2015-03 is effective for periods beginning after December 15, 2015, with early adoption permitted and retrospective application. During August 2015, the FASB issued ASU No. 2015-15 which clarifies that under ASU 2015-03, the SEC staff would not object to an entity deferring and presenting debt issuance costs relating to line-of-credit arrangements as assets. The Company adopted ASU 2015-15 and ASU 2015-03 during 2015, resulting in the reclassification of $11.7 million and $11.9 million from deferred charges, net to mortgages and other notes payable, net as of December 31, 2015 and 2014, respectively. There was no effect on the results of operations for any period presented.

During February 2015, the FASB issued ASU No. 2015-02, "Consolidation - Amendments to the Consolidation Analysis." ASU 2015-02 (i) modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIE’s"), (ii) eliminates the presumption that a general partner should consolidate a limited partnership and (iii) affects the consolidation analysis of reporting entities that are involved with VIE’s, particularly those with fee arrangements and related party relationships. ASU 2015-02 is effective for periods beginning after December 15, 2015, with early adoption permitted. ASU 2015-02 is not expected to have a material impact on the Company's consolidated financial statements.

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

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Acquisition and Disposition of Properties, Discontinued Operations and Properties Held For Sale

A. Acquisition and Disposition of Properties

Acquisitions

During 2015, the Company acquired the following properties through its Core Portfolio and Funds as follows:

Core Portfolio

(dollars in millions)
Property	GLA	Percent Owned	Type	Month of Acquisition	Purchase Price	Debt Assumption	Location
City Center	205,000	100%	Urban Retail Center	March	$155.0	$—	San Francisco, CA
163 Highland Avenue	40,500	100%	Suburban Shopping Center	March	24.0	9.8	Needham, MA
Route 202 Shopping Center (1)	20,000	100%	Suburban Shopping Center	April	5.6	—	Wilmington, DE
Roosevelt Galleria	40,300	100%	Urban Retail Center	September	19.6	—	Chicago, IL
Total	305,800				$204.2	$9.8

Note:

(1) Purchase price represents the 77.78% interest acquired from an unaffiliated third party.

The Company expensed $1.3 million of acquisition costs for the year ended December 31, 2015 related to the Core Portfolio.

Fund II

(dollars in millions)
Property	GLA	Percent Owned	Type	Month of Acquisition	Purchase Price	Debt Assumption	Location
City Point - Tower I (1)	—	95%	Urban Development	May	$100.8	$81.0	Brooklyn, NY
Total	—				$100.8	$81.0

Note:

(1) Fund II previously held a 52% interest in this unconsolidated affiliate. In connection with the disposition of Phase III of this project discussed below, Fund II acquired an additional 43% interest in Tower I of this development project, which is accounted for as an asset acquisition. In total, Fund II now owns 95% of this investment, which is a residential project anticipated to include 250 residential units.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Acquisition and Disposition of Properties, Discontinued Operations and Properties Held For Sale, continued

Fund IV

(dollars in millions)
Property	GLA	Percent Owned	Type	Month of Acquisition	Purchase Price	Debt Assumption	Location
1035 Third Avenue (1)	53,294	100%	Street Retail	January	$51.0	$—	New York, NY
801 Madison Avenue	6,375	100%	Street Retail	April	33.0	—	New York, NY
650 Bald Hill Road	225,000	90%	Suburban Shopping Center	October	9.2	—	Warwick, RI
2208-2216 Fillmore Street	7,375	90%	Street Retail	October	8.6	—	San Francisco, CA
146 Geary Street	12,400	100%	Street Retail	November	38.0	—	San Francisco, CA
2207 Fillmore Street	3,870	90%	Street Retail	November	2.8	1.1	San Francisco, CA
1861 Union Street	4,275	90%	Street Retail	December	3.5	—	San Francisco, CA
Total	312,589				$146.1	$1.1

Note:

(1) GLA includes a portion of office space and a below-grade operator controlled parking garage.

The Company expensed $3.5 million of acquisition costs for the year ended December 31, 2015 related to Fund IV.

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

The following table summarizes both the Company's preliminary allocations of the purchase prices of assets acquired and liabilities assumed during 2015:

(dollars in thousands)	Preliminary Purchase Price Allocation
Land	$83,890
Buildings and improvements	258,926
Above and below market debt assumed (included in Mortgages and other notes payable, net)	(10,885)
Total Consideration	$331,931

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Acquisition and Disposition of Properties, Discontinued Operations and Properties Held For Sale, continued

During 2014, the Company acquired properties and recorded the preliminary allocation of the purchase price to the assets acquired based on provisional measurements of fair value. During 2015, the Company finalized the allocation of the purchase price and made certain measurement period adjustments. The following table summarizes the preliminary allocation of the purchase price of properties as recorded as of December 31, 2014, and the finalized allocation of the purchase price as adjusted as of December 31, 2015:

(dollars in thousands)	Preliminary Purchase Price Allocation	Adjustments	Finalized Purchase Price Allocation
Land	$149,609	$(12,489)	$137,120
Buildings and improvements	418,720	(5,705)	413,015
Acquisition-related intangible assets (in Acquired lease intangibles, net)	—	41,812	41,812
Acquisition-related intangible liabilities (in Acquired lease intangibles, net)	(6,434)	(22,630)	(29,064)
Above and below market debt assumed (included in Mortgages and other notes payable)	(2,100)	(988)	(3,088)
Total Consideration	$559,795	$—	$559,795

Dispositions

During 2015, the Company disposed of the following properties:

(dollars in thousands)
Dispositions	GLA	Sale Price	Gain on Sale	Month Sold	Owner
Lincoln Park Centre	61,761	$64,000	$27,143	January	Fund III
White City Shopping Center (1)	249,549	96,750	17,105	April	Fund III
City Point - Air Rights (2)	—	115,600	49,884	May	Fund II
Liberty Avenue	26,117	24,000	11,957	May	Fund II
Parkway Crossing (1)	260,241	27,275	6,938	July	Fund III
Kroger-Safeway (3)	97,500	278	79	August	Fund I
Total	695,168	$327,903	$113,106

Notes:

(1) Fund III's White City Shopping Center and Parkway Crossing were unconsolidated and as such, the Company's share of gains related to these sales is included in gain on disposition of properties of unconsolidated affiliates in the 2015 Consolidated Statement of Income.
(2) Represents the disposition of air rights at Phase III of Fund II's City Point project.
(3) During August 2015, Fund I terminated its ground lease interest at two of the three remaining properties in the portfolio and sold its ground lease interest in the third location.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Acquisition and Disposition of Properties, Discontinued Operations and Properties Held For Sale, continued

B. Discontinued Operations

The Company previously reported properties sold as discontinued operations. The results of operations of discontinued operations are reflected as a separate component within the accompanying consolidated Consolidated Statements of Income for the years ended December 31, 2014 and 2013. There were no assets or liabilities classified as discontinued operations as of December 31, 2015.
The combined results of operations of the properties classified as discontinued operations for the years ended December 31, 2014 and 2013, are summarized as follows:

(dollars in thousands)	Years ended December 31,
STATEMENTS OF INCOME	2014	2013
Total revenues	$—	$20,920
Total expenses	—	14,102
Operating income	—	6,818
Impairment of assets	—	(6,683)
Loss on debt extinguishment	—	(800)
Gain on disposition of properties	1,222	18,802
Income from discontinued operations	1,222	18,137
Income from discontinued operations attributable to noncontrolling interests	(1,023)	(12,048)
Income from discontinued operations attributable to Common Shareholders	$199	$6,089

C. Properties Held For Sale

At December 31, 2015, the Company had no properties classified as held for sale.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Segment Reporting

The Company has three reportable segments: Core Portfolio, Funds and Structured Financing. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates property performance primarily based on net operating income before depreciation, amortization and certain nonrecurring items. Investments in the Core Portfolio are typically held long-term. Given the contemplated finite life of the Funds, these investments are typically held for shorter terms. Fees earned by the Company as the general partner or managing member of the Funds are eliminated in the Company’s consolidated financial statements. The following table sets forth certain segment information for the Company, reclassified for discontinued operations, as of and for the years ended December 31, 2015, 2014 and 2013:
2015

(dollars in thousands)	Core Portfolio	Funds	Structured Financing	Total
Revenues	$150,015	$49,048	$18,199	$217,262
Property operating expenses, other operating and real estate taxes	(37,259)	(21,223)	—	(58,482)
General and administrative expenses	(28,600)	(1,768)	—	(30,368)
Depreciation and amortization	(46,223)	(14,528)	—	(60,751)
Impairment of asset	(5,000)	—	—	(5,000)
Operating income	32,933	11,529	18,199	62,661
Equity in earnings of unconsolidated affiliates	1,169	12,118	—	13,287
Gain on disposition of properties of unconsolidated affiliates	—	24,043	—	24,043
Loss on debt extinguishment	—	(135)	—	(135)
Interest and other finance expense	(27,945)	(9,217)	—	(37,162)
Gain on disposition of property	—	89,063	—	89,063
Income tax provision	(604)	(1,183)	—	(1,787)
Net income	5,553	126,218	18,199	149,970
Noncontrolling interests
Income from continuing operations	(140)	(84,122)	—	(84,262)
Net income attributable to noncontrolling interests	(140)	(84,122)	—	(84,262)
Net income attributable to Common Shareholders	$5,413	$42,096	$18,199	$65,708

Real estate at cost	$1,572,681	$1,163,602	$—	$2,736,283
Total assets	$1,662,092	$1,223,039	$147,188	$3,032,319
Acquisition of real estate	$188,835	$155,641	$—	$344,476
Redevelopment and property improvement costs	$16,505	$147,810	$—	$164,315

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Segment Reporting, continued
2014

(dollars in thousands)	Core Portfolio	Funds	Structured Financing	Total
Revenues	$125,022	$54,659	$15,331	$195,012
Property operating expenses, other operating and real estate taxes	(33,097)	(18,574)	—	(51,671)
General and administrative expenses	(24,853)	(1,665)	(915)	(27,433)
Depreciation and amortization	(35,875)	(13,770)	—	(49,645)
Operating income	31,197	20,650	14,416	66,263
Equity in (losses) earnings of unconsolidated affiliates	(77)	8,800	—	8,723
Gain on disposition of properties of unconsolidated affiliates	—	102,855	—	102,855
Loss on debt extinguishment	(3)	(332)	—	(335)
Interest and other finance expense	(27,021)	(12,070)	—	(39,091)
Gain on disposition of property	12,577	561	—	13,138
Income tax provision	(176)	(453)	—	(629)
Income from continuing operations	16,497	120,011	14,416	150,924
Discontinued operations
Gain on disposition of properties	—	1,222	—	1,222
Income from discontinued operations	—	1,222	—	1,222
Net income	16,497	121,233	14,416	152,146
Noncontrolling interests
Income from continuing operations	(3,213)	(76,846)	—	(80,059)
Income from discontinued operations	(9)	(1,014)	—	(1,023)
Net income attributable to noncontrolling interests	(3,222)	(77,860)	—	(81,082)
Net income attributable to Common Shareholders	$13,275	$43,373	$14,416	$71,064

Real estate at cost	$1,366,017	$842,578	$—	$2,208,595
Total assets	$1,613,290	$1,005,145	$102,286	$2,720,721
Acquisition of real estate	$203,103	$47,250	$—	$250,353
Redevelopment and property improvement costs	$5,432	$134,686	$—	$140,118

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Segment Reporting, continued
2013

(dollars in thousands)	Core Portfolio	Funds	Structured Financing	Total
Revenues	$110,355	$46,131	$11,800	$168,286
Property operating expenses, other operating and real estate taxes	(29,040)	(17,513)	—	(46,553)
General and administrative expenses	(24,387)	(1,168)	—	(25,555)
Depreciation and amortization	(28,989)	(11,310)	—	(40,299)
Impairment of asset	(1,500)	—	—	(1,500)
Operating income	26,439	16,140	11,800	54,379
Equity in (losses) earnings of unconsolidated affiliates	(99)	12,481	—	12,382
Loss on debt extinguishment	(309)	(456)	—	(765)
Interest and other finance expense	(26,158)	(13,316)	—	(39,474)
Income tax benefit (provision)	131	(150)	—	(19)
Income from continuing operations	4	14,699	11,800	26,503
Discontinued operations
Operating income from discontinued operations	535	6,283	—	6,818
Impairment of asset	—	(6,683)	—	(6,683)
Loss on debt extinguishment	(145)	(655)	—	(800)
Gain on disposition of properties	6,488	12,314	—	18,802
Income from discontinued operations	6,878	11,259	—	18,137
Net income	6,882	25,958	11,800	44,640
Noncontrolling interests
(Income) loss from continuing operations	(1,002)	8,525	—	7,523
Income from discontinued operations	(2,406)	(9,642)	—	(12,048)
Net income attributable to noncontrolling interests	(3,408)	(1,117)	—	(4,525)
Net income attributable to Common Shareholders	$3,474	$24,841	$11,800	$40,115

Real estate at cost	$1,059,257	$759,796	$—	$1,819,053
Total assets	$1,012,553	$1,105,264	$126,706	$2,244,523
Acquisition of real estate	$143,616	$76,425	$—	$220,041
Redevelopment and property improvement costs	$10,611	$96,272	$—	$106,883

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Investments In and Advances to Unconsolidated Affiliates

Core Portfolio

The Company owns a 49% interest in a 311,000 square foot shopping center located in White Plains, New York ("Crossroads"), a 50% interest in a 28,000 square foot retail portfolio located in Georgetown, Washington D.C. (the "Georgetown Portfolio"), and a 88.43% tenancy-in-common interest in an 87,000 square foot retail property located in Chicago, Illinois. The Company accounts for these investments under the equity method as it has the ability to exercise significant influence, but does not have any rights with respect to financial or operating control.

During 2015, the Company acquired the remaining 77.78% outstanding interest of an approximately 20,000 square foot retail property located in Wilmington, Delaware ("Route 202 Shopping Center") that was previously accounted for under the equity method from an unaffiliated partner. As a result of the transaction, the Company now consolidates this investment.

Funds

Fund Investments

During 2015, Fund II acquired an additional 43% interest in City Point - Tower I that was previously accounted for under the equity method from an unaffiliated partner (Note 2). As a result of the transaction, the Company now consolidates this investment.

During 2015, Fund III's Parkway Crossing was sold for $27.3 million. Fund III's $6.9 million share of the gain was recognized in gain on disposition of properties of unaffiliated affiliates within the Consolidated Statements of Income.

During 2015, Fund IV, entered into a joint venture with an unaffiliated entity, to acquire and redevelop a property located in Warwick, Rhode Island ("650 Bald Hill Road") for $8.3 million.

The unaffiliated partners in Fund II's tenancy in common in City Point Phase III, Fund III's investments in Arundel Plaza as well as Fund IV's investments in 1701 Belmont Avenue, 2819 Kennedy Boulevard, Promenade at Manassas, Eden Square, the Broughton Street Portfolio and 650 Bald Hill Road maintain control over these entities. The Company accounts for these investments under the equity method as it has the ability to exercise significant influence, but does not have any rights with respect to financial or operating control.

Self-Storage Management, a Fund III investment, was determined to be a variable interest entity. Management has evaluated the applicability of ASC Topic 810 to this joint venture and determined that the Company is not the primary beneficiary and, therefore, consolidation of this venture is not required. The Company accounts for this investment using the equity method of accounting.

RCP Venture

Funds I and II, together with two unaffiliated partners formed an investment group, the RCP Venture, for the purpose of making investments in surplus or underutilized properties owned by retailers and, in some instances, the retailers' operating company. The RCP Venture is neither a single entity nor a specific investment and the Company has no control or rights with respect to the formation and operation of these investments. The Company has made these investments through its subsidiaries, Mervyns I, Mervyns II and Fund II, (together the "Acadia Investors"), all on a non-recourse basis. Through December 31, 2015, the Acadia Investors have made investments in Mervyns Department Stores ("Mervyns") and Albertsons including additional investments in locations that are separate from these original investments ("Add-On Investments"). Additionally, they have invested in Shopko, Marsh and Rex Stores Corporation (collectively "Other RCP Investments"). The Company accounts for its investments in Mervyns and Albertsons on the equity method as it has the ability to exercise significant influence, but does not have any rights with respect to financial or operating control. The Company accounts for its investments in its Add-On Investments and Other RCP Investments on the cost method as it does not have any influence over such entities' operating and financial policies nor any rights with respect to the control and operation of these entities. During the year ended December 31, 2015, the Company received distributions from its RCP Venture of $5.9 million, of which the Operating Partnership's aggregate share was $1.2 million.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Investments In and Advances to Unconsolidated Affiliates, continued

The following table summarizes activity related to the RCP Venture investments from inception through December 31, 2015:

				Operating Partnership Share
Investment	Year Acquired	Invested Capital and Advances	Distributions	Invested Capital and Advances	Distributions
Mervyns	2004	$26,058	$48,547	$4,901	$11,801
Mervyns Add-On investments	2005/2008	7,547	9,272	1,252	2,017
Albertsons	2006	20,717	81,594	4,239	16,318
Albertsons Add-On investments	2006/2007	2,416	4,864	388	972
Shopko	2006	1,110	3,358	222	672
Marsh and Add-On investments	2006/2008	2,667	2,941	533	588
Rex Stores	2007	2,701	4,927	535	986
Total		$63,216	$155,503	$12,070	$33,354

The Acadia Investors have non controlling interests in the individual investee LLC’s as follows:

			Acadia Investors Ownership % in:
Investment	Investee LLC	Acadia Investors Entity	Investee LLC	Underlying entity(s)
Mervyns	KLA/Mervyn's, L.L.C	Mervyns I and Mervyns II	10.5%	5.8%
Mervyns Add-On Investments	KLA/Mervyn's, L.L.C	Mervyns I and Mervyns II	10.5%	5.8%
Albertsons	KLA A Markets, LLC	Mervyns II	18.9%	5.7%
Albertsons Add-On Investments	KLA A Markets, LLC	Mervyns II	20.0%	6.0%
Shopko	KA-Shopko, LLC	Fund II	20.0%	2.0%
Marsh and Add-On Investments	KA Marsh, LLC	Fund II	20.0%	3.3%
Rex Stores	KLAC Rex Venture, LLC	Mervyns II	13.3%	13.3%

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Investments In and Advances to Unconsolidated Affiliates, continued

Summary of Investments in Unconsolidated Affiliates

The following combined and condensed Balance Sheets and Statements of Income, in each period, summarize the financial information of the Company’s investments in unconsolidated affiliates.

(dollars in thousands)	December 31, 2015	December 31, 2014
Combined and Condensed Balance Sheets
Assets:
Rental property, net	$302,976	$387,739
Real estate under development	35,743	60,476
Investment in unconsolidated affiliates	6,853	11,154
Other assets	47,083	62,862
Total assets	$392,655	$522,231
Liabilities and partners’ equity:
Mortgage notes payable	$192,684	$315,897
Other liabilities	21,945	66,116
Partners’ equity	178,026	140,218
Total liabilities and partners’ equity	$392,655	$522,231
Company’s investment in and advances to unconsolidated affiliates	$173,277	$184,352
Company's share of distributions in excess of income and investments in unconsolidated affiliates	$(13,244)	$(12,564)

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Investments In and Advances to Unconsolidated Affiliates, continued

	Years Ended December 31,
(dollars in thousands)	2015	2014	2013
Combined and Condensed Statements of Income
Total revenues	$43,990	$44,422	$51,638
Operating and other expenses	(13,721)	(17,069)	(18,700)
Interest expense	(9,178)	(9,363)	(8,943)
Equity in earnings (losses) of unconsolidated affiliates	66,655	(328)	13,651
Depreciation and amortization	(12,154)	(10,967)	(10,599)
Loss on debt extinguishment	—	(187)	—
Gain on disposition of properties	32,623	142,615	—
Net income	$108,215	$149,123	$27,047

Company’s share of net income	$37,722	$111,970	$12,774
Amortization of excess investment	(392)	(392)	(392)
Company’s equity in earnings of unconsolidated affiliates	$37,330	$111,578	$12,382

5. Notes Receivable, Preferred Equity and Other Real Estate Related Investments

During 2015, the Company made total investments in notes receivable and preferred equity investments of $48.5 million and had total collections of $16.0 million.

The following table reconciles notes receivable investments from January 1, 2013 to December 31, 2015:

	For the years ended December 31,
(dollars in thousands)	2015	2014	2013
Beginning Balance	$102,286	$126,656	$129,278
Additions during period:
New investments	48,500	31,169	45,000
Disposition of air rights through issuance of notes	29,539	—	—
Deductions during period:
Collections of principal	(15,984)	(18,095)	(29,583)
Conversion to real estate through receipt of deed or through foreclosure	(13,386)	(38,000)	(18,500)
Other	(3,767)	556	461
Ending Balance	$147,188	$102,286	$126,656

As of December 31, 2015, the Company’s notes receivable, net, approximated $147.2 million and were collateralized by the underlying properties, the borrower’s ownership interest in the entities that own the properties and/or by the borrower’s personal guarantee. Notes receivable were as follows at December 31, 2015:

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Notes Receivable, Preferred Equity and Other Real Estate Related Investments, continued

Description	Notes	Effective interest rate (1)	First Priority Liens	Net Carrying Amount of Notes Receivable as of December 31, 2015	Net Carrying Amount of Notes Receivable as of December 31, 2014	Maturity Date	Extension Options
(dollars in thousands)
Mezzanine Loan	(2)	12.7%	$18,900	$—	$8,000	10/3/2015
First Mortgage Loan		8.8%	—	7,500	7,500	11/1/2016
Zero Coupon Loan	(3) (4)	24.0%	166,200	—	4,986	1/3/2016
First Mortgage Loan		5.5%	—	4,000	4,000	4/1/2016	1 x 6 Months
First Mortgage Loan	(5)	6.0%	—	15,000	—	5/1/2016	1 x 12 Months
Preferred Equity		13.5%	—	4,000	4,000	5/9/2016
Other	(6)	17.0%	—	—	—	6/1/2016
Other	(7)	18.0%	—	3,907	3,307	7/1/2017
Preferred Equity		8.1%	20,855	13,000	13,000	9/1/2017
First Mortgage Loan	(8)	LIBOR + 7.1%	—	26,000	—	6/25/2018	1 x 12 Months
Zero Coupon Loan	(3) (9)	2.5%	—	30,234	—	5/31/2020
Mezzanine Loan		15.0%	—	30,879	30,879	11/9/2020
Other		LIBOR + 2.5%	—	—	4,000	12/30/2020
Mezzanine Loan	(10)	10.0%	87,477	—	7,983	Demand
First Mortgage Loan	(11)	7.7%	—	12,000	12,000	Demand
Individually less than 3%	(12) (13) (14)	2.5% to 11.6%	—	668	2,631	12/31/2016
Total				$147,188	$102,286

Notes:

(1) Includes origination and exit fees
(2) During July 2015, the Company received repayment in full of this $8.0 million note.
(3) The principal balances for these accrual-only loans are increased by the interest accrued.
(4) During April 2015, the Company converted a $5.6 million loan into an equity interest in the Route 202 Shopping Center (Note 2).
(5) During May 2015, the Company made a $15.0 million loan, which is collateralized by a property, bears interest at 6.0% and matures May 1, 2016.
(6) During June 2015, the Company made a $6.5 million loan, which bore interest at 17.0% and was scheduled to mature June 1, 2016. During October 2015, this loan was converted into an equity interest in 650 Bald Hill Road (Note 2).
(7) During 2015, the Company advanced an additional $0.6 million on this loan collateralized by a property.
(8) During June 2015, the Company made a $26.0 million loan, which is collateralized by a property.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Notes Receivable, Preferred Equity and Other Real Estate Related Investments, continued

(9) During June 2015, the Company made a $29.8 million loan in connection with the disposition of City Point's Phase III (Note 2), which is collateralized by the purchaser's interest in the property.
(10) Comprised of three cross-collateralized loans from one borrower, which were non-performing. During July 2015, the Company received repayment of these notes in full as well as all accrued interest and default interest and additional penalties.
(11) Loan was non-performing as of December 31, 2015. Based on the value of the underlying collateral, no reserve has been established against this loan.
(12) Consists of one loan as of December 31, 2015 and three loans as of December 31, 2014.
(13) During February 2015, the Company advanced an additional $0.4 million on this loan collateralized by a property.
(14) During June 2015, the Company converted a $1.9 million loan into an equity interest in the remaining 10% of 152-154 Spring Street.

The Company monitors the credit quality of its notes receivable on an ongoing basis and considers indicators of credit quality such as loan payment activity, the estimated fair value of the underlying collateral, the seniority of the Company's loan in relation to other debt secured by the collateral, the personal guarantees of the borrower and the prospects of the borrower. As of December 31, 2015, the Company held one non-performing note.

The following table reconciles the activity in the allowance for notes receivable from December 31, 2013 to December 31, 2015:

Allowance for
(dollars in thousands)	Notes Receivable
Balance at December 31, 2013	$3,681
Additional reserves	—
Recoveries	(2,724)
Charge-offs and reclassifications	(957)
Balance at December 31, 2014	$—
Additional reserves	—
Recoveries	—
Charge-offs and reclassifications	—
Balance at December 31, 2015	$—

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Deferred Charges

Deferred charges consist of the following as of December 31, 2015 and 2014:

	December 31,
(dollars in thousands)	2015	2014
Deferred financing costs	$4,072	$3,216
Deferred leasing and other costs	39,310	37,275
	43,382	40,491
Accumulated amortization	(20,814)	(21,691)
Total	$22,568	$18,800
7. Acquired Lease Intangibles

Upon acquisitions of real estate accounted for as business combinations, the Company assesses the fair value of acquired assets (including land, buildings and improvements, and identified intangibles such as above and below market leases, including below market options, acquired in-place leases and customer relationships) and assumed liabilities in accordance with ASC Topic 805. The lease intangibles are amortized over the remaining terms of the respective leases, including option periods where applicable.

The scheduled amortization of acquired lease intangible assets and assumed liabilities as of December 31, 2015 is as follows:

(dollars in thousands)	Acquired lease intangibles
	Assets	Liabilities
2016	$9,032	$6,233
2017	7,245	5,429
2018	6,518	4,481
2019	5,923	3,786
2020	4,849	2,772
Thereafter	19,026	9,108
Total	$52,593	$31,809

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Mortgage and Other Notes Payable

At December 31, 2015 and 2014, mortgage and other notes payable, excluding the net valuation premium on the assumption of debt and unamortized loan costs, aggregated $1,369.0 million and $1,127.5 million respectively, and were collateralized by 39 and 40 properties, respectively and the related tenant leases. Interest rates on the Company’s outstanding mortgage indebtedness ranged from 1.0% to 6.65% with maturities that ranged from February 2016 to October 2025. Certain loans are cross-collateralized and contain cross-default provisions. The loan agreements contain customary representations, covenants and events of default. Certain loan agreements require the Company to comply with affirmative and negative covenants, including the maintenance of debt service coverage and leverage ratios.

The following table reflects mortgage loan activity for the year ended December 31, 2015:

(dollars in thousands)			Borrowings			Repayments
Property	Date	Description	Amount	Interest Rate	Maturity Date	Amount	Interest Rate
1035 Third Avenue	January	New Borrowing	$42,000	LIBOR+2.35%	1/27/2021	$—
Lincoln Park Centre	January	Repayment	—			28,000	LIBOR+1.45%
163 Highland Avenue	March	Assumption	9,765	4.66%	2/1/2024	—
Broughton Street Portfolio (1)	May	New Borrowing	20,000	LIBOR+3.00%	5/5/2016	—
City Point	June	Assumption	19,000	1.25%	12/23/2016	—
City Point	June	Assumption	62,000	SIFMA+1.60%	12/23/2016	—
City Point	June	Repayment	—			20,650	LIBOR+4.00%
17 E. 71st Street	June	New Borrowing	19,000	LIBOR+1.90%	6/9/2020	—
Crescent Plaza	June	Repayment	—			16,326	4.98%
Pacesetter Park Shopping Center	September	Repayment	—			11,152	5.13%
Elmwood Park Shopping Center	October	Repayment	—		1/1/2016	31,723	5.53%
210 Bowery	October	Refinancing	4,600	LIBOR+2.75%	10/15/2017	4,600	LIBOR+1.95%
2207 Filmore	November	Assumption	1,120	4.50%	10/31/2025	—
Gateway Shopping Center	December	Repayment	—		3/1/2016	19,117	5.44%
Total			$177,485			$131,568

Note:

(1) This loan is collateralized by properties in an unconsolidated joint venture. Fund IV has fully indemnified the unaffiliated joint venture partner and as such, this loan is included as consolidated debt.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Mortgage and Other Notes Payable, continued

The Company completed the following transactions related to its other notes payable during the year ended December 31, 2015:

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

During March 2015, Fund IV closed on a $50.0 million unsecured credit facility. The current balance outstanding at December 31, 2015 is $34.5 million. The facility bears interest at LIBOR plus 275 basis points, bears an unused fee of 100 basis points if the unused amount is less than $20.0 million and an unused fee of 275 basis points if the unused amount is greater than $20.0 million. The loan matures February 9, 2017 with one 6-month extension option. Along with a guarantee with respect to customary non-recourse carve outs, the Operating Partnership, as the managing member of Fund IV, has provided a guarantee of principal, interest and fees upon a default as a result of Fund IV’s breach of certain specified financial covenants.

During July 2015, the Company closed on a $50.0 million unsecured term loan. The note bears interest at LIBOR plus 130 basis points and matures in July 2, 2020.

During December 2015, the Company closed on a $50.0 million unsecured term loan. The note bears interest at LIBOR plus 160 basis points and matures December 18, 2022.

During 2015, the Company redeemed the remaining $0.4 million of its outstanding convertible notes at par value.

The following table sets forth certain information pertaining to our secured and unsecured credit facilities as of December 31, 2015:

(dollars in thousands) Borrower	Total Amount of Credit Facility	Amount borrowed as of December 31, 2014	Net borrowings (repayments) during the year ended December 31, 2015	Amount borrowed as of December 31, 2015	Letters of Credit	Amount available under credit facilities as of December 31, 2015
Unsecured Line (1)	$150,000	$—	$20,800	$20,800	$17,500	$111,700
Term Loan	50,000	50,000	—	50,000	—	—
Term Loan	50,000	—	50,000	50,000	—	—
Term Loan	50,000	—	50,000	50,000	—	—
Fund II Line	25,000	—	12,500	12,500	—	12,500
Fund IV Revolving Loan	50,000	—	34,500	34,500	—	15,500
Fund IV revolving subscription line (2)	150,000	77,100	14,810	91,910	—	58,090
Total	$525,000	$127,100	$182,610	$309,710	$17,500	$197,790

Notes:

(1) This is an unsecured revolving credit facility.
(2) The Fund IV revolving subscription line of credit is secured by unfunded investor capital commitments.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Mortgage and Other Notes Payable, continued

The following table summarizes the Company’s mortgage and other indebtedness as of December 31, 2015 and December 31, 2014:

(dollars in thousands)
Description of Debt and Collateral	12/31/2015	12/31/2014	Interest Rate at December 31, 2015	Maturity	Payment Terms
Variable
Liberty Avenue	$—	$8,973	LIBOR+2.75%	4/30/2015	Monthly principal and interest
City Point	—	20,650	LIBOR+4.00%	8/12/2015	Interest only monthly
Cortlandt Towne Center (1)	83,070	83,936	LIBOR+1.65%	10/26/2015	Monthly principal and interest
Nostrand Avenue	11,527	12,046	LIBOR+2.65%	2/1/2016	Monthly principal and interest
Heritage Shops	24,500	24,500	LIBOR+1.55%	2/28/2016	Interest only monthly
Broughton Street Portfolio	20,000	—	LIBOR+3.00%	5/5/2016	Interest only monthly
640 Broadway	22,109	22,564	LIBOR+2.95%	7/1/2016	Monthly principal and interest
City Point	20,000	20,000	LIBOR+1.70%	8/23/2016	Interest only monthly
City Point	62,000	—	SIFMA+1.60%	12/1/2016	Interest only monthly
Lincoln Park Centre	—	28,000	LIBOR+1.45%	12/3/2016	Interest only monthly
654 Broadway	8,835	9,000	LIBOR+1.88%	3/1/2017	Monthly principal and interest
New Hyde Park Shopping Center	11,240	11,720	LIBOR+1.85%	5/1/2017	Monthly principal and interest
938 W. North Avenue	12,500	12,500	LIBOR+2.35%	5/1/2017	Interest only monthly
1151 Third Avenue	12,481	12,481	LIBOR+1.75%	6/3/2017	Interest only monthly
210 Bowery	4,600	4,600	LIBOR+2.12%	10/15/2017	Interest only monthly
161st Street	29,500	29,500	LIBOR+2.50%	4/1/2018	Interest only monthly
664 North Michigan Avenue	43,107	44,369	LIBOR+1.65%	6/28/2018	Monthly principal and interest
Paramus Plaza	13,339	12,600	LIBOR+1.70%	2/20/2019	Interest only monthly
Lake Montclair	14,904	15,284	LIBOR+2.15%	5/1/2019	Monthly principal and interest
17 E. 71st Street	19,000	—	LIBOR+1.90%	6/9/2020	Interest only monthly
1035 Third Avenue	42,000	—	LIBOR+2.29%	1/27/2021	Interest only monthly
City Point	19,984	20,000	LIBOR+1.39%	11/1/2021	Interest only monthly
3104 M Street	2,999	103	Prime+0.50%	12/10/2021	Interest only monthly
4401 White Plains Road	6,015	6,141	LIBOR+1.90%	9/1/2022	Monthly principal and interest
28 Jericho Turnpike	15,315	15,747	LIBOR+1.90%	1/23/2023	Monthly principal and interest
60 Orange Street	8,006	8,236	LIBOR+1.75%	4/3/2023	Monthly principal and interest
Sub-total mortgage notes payable	507,031	422,950
Unsecured Debt
Fund IV revolving subscription line	91,910	77,100	LIBOR+1.65%	11/20/2015	Interest only monthly
Fund II Line	12,500	—	LIBOR+2.75%	10/9/2016	Interest only monthly
Fund IV Term Loan	34,500	—	LIBOR+2.75%	2/9/2017	Interest only monthly
Unsecured Line	20,800	—	LIBOR+1.40%	1/31/2018	Interest only monthly
Term Loan	50,000	50,000	LIBOR+1.30%	11/25/2019	Interest only monthly
Term Loan	50,000	—	LIBOR+1.40%	7/2/2020	Interest only monthly
Term Loan	50,000	—	LIBOR+1.60%	12/18/2020	Interest only monthly
Sub-total unsecured debt	309,710	127,100
Interest rate swaps (3)	(256,491)	(223,829)
Total variable-rate debt, net of swaps	560,250	326,221

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Mortgage and Other Notes Payable, continued

(dollars in thousands)
Description of Debt and Collateral	12/31/2015	12/31/2014	Interest Rate at December 31, 2015	Maturity	Payment Terms
Mortgage notes payable – fixed-rate
Crescent Plaza	—	16,455	4.98%	9/6/2015	Monthly principal and interest
Pacesetter Park Shopping Center	—	11,307	5.13%	11/6/2015	Monthly principal and interest
Elmwood Park Shopping Center	—	32,201	5.53%	1/1/2016	Monthly principal and interest
Chicago Street Retail Portfolio (1)	14,955	15,265	5.61%	2/1/2016	Monthly principal and interest
The Gateway Shopping Center	—	19,440	5.44%	3/1/2016	Monthly principal and interest
330-340 River Street	10,421	10,668	5.24%	5/1/2016	Monthly principal and interest
Brandywine (2)	166,200	166,200	6.00%	7/1/2016	Interest only monthly
Rhode Island Place Shopping Center	15,727	15,975	6.35%	12/1/2016	Monthly principal and interest
City Point	19,000	—	1.25%	12/1/2016	Interest only monthly
Convertible Note	—	380	3.75%	12/15/2016	Interest only monthly
239 Greenwich Avenue	26,000	26,000	5.42%	2/11/2017	Interest only monthly
639 West Diversey	4,142	4,245	6.65%	3/1/2017	Monthly principal and interest
Merrillville Plaza	25,150	25,504	5.88%	8/1/2017	Monthly principal and interest
Bedford Green	29,151	29,586	5.10%	9/5/2017	Monthly principal and interest
216th Street	25,500	—	5.80%	10/1/2017	Interest only monthly
City Point	5,262	5,262	1.00%	8/23/2019	Interest only monthly
City Point	200,000	199,000	4.75%	5/29/2020	Interest only monthly
163 Highland Avenue	9,595	—	4.66%	2/1/2024	Monthly principal and interest
2207 Filmore Street	1,120	—	4.50%	10/31/2025	Interest only monthly
Interest rate swaps (3)	256,491	223,829	2.15%
Total fixed-rate debt	808,714	801,317
Unamortized loan costs	(11,722)	(11,879)
Unamortized premium	1,364	2,943
Total	$1,358,606	$1,118,602

Notes:

(1)	Loan was repaid subsequent to December 31, 2015.

(2)	Comprised of four loans, one of which was in default as of December 31, 2015.

(3)	Represents the amount of the Company's variable-rate debt that has been fixed through certain cash flow hedge transactions (Note 11).

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Mortgage and Other Notes Payable, continued

The scheduled principal repayments of all indebtedness, as of December 31, 2015 are as follows (excludes $1.4 million net valuation premium on assumption of debt and ($11.7 million) of unamortized loan costs):

(dollars in thousands)
2016	$578,450
2017	195,541
2018	92,904
2019	83,621
2020	270,105
Thereafter	148,343
$1,368,964

9. Convertible Notes Payable

As of December 31, 2015, all $115.0 million of the convertible notes issued by the Company in December 2006 and January 2007 with a fixed interest rate of 3.75% due 2026 (the "Convertible Notes") have been repurchased, including $0.4 million repurchased during 2015. The Convertible Notes were issued at par and require interest payments semi-annually in arrears on June 15 and December 15 of each year. The Convertible Notes were unsecured, unsubordinated obligations and ranked equally with all other unsecured and unsubordinated indebtedness. The Convertible Notes were accounted for under ASC Topic 470-20, “Debt with Conversion and Other Options,” which required the Company to allocate the proceeds from the issuance between a debt component and an equity component. The resulting discount on the debt component was amortized over the period the convertible debt was expected to be outstanding, which was December 11, 2006 to December 20, 2011, as additional non-cash interest expense. Until December 20, 2011, the Convertible Notes had an effective interest rate of 6.03% after giving effect to ASC Topic 470-20.

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

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2015:

(dollars in thousands)	Level 1	Level 2	Level 3
Assets
Derivative financial instruments	$—	$818	$—
Liabilities
Derivative financial instruments	$—	$5,876	$—

During the year ended December 31, 2013, the Company determined that the value of the Walnut Hill Plaza was impaired and recorded an impairment loss of $1.5 million (Note 1). The Company estimated the fair value by using discounted future cash flows and applying a market-specific capitalization rate to the property's net operating income. The inputs used to determine this fair value are classified within Level 3 under authoritative guidance for fair value measurements.

During the year ended December 31, 2013, the Company entered into a firm contract to sell Sheepshead Bay for $20.2 million. As this amount was less than the carrying cost, the Company recorded an impairment loss of $6.7 million (Note 1).

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Financial Instruments and Fair Value Measurements, continued

During the year ended December 31, 2015, the Company determined that the value of one of the properties in its Brandywine Portfolio was impaired and recorded an impairment loss of $5.0 million (Note 1). The Company estimated the fair value by using discounted future cash flows and applying a market-specific capitalization rate to the property's net operating income. The inputs used to determine this fair value are classified within Level 3 of the hierarchy.

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

As of December 31, 2015, the Company’s derivative financial instruments consisted of 15 interest rate LIBOR swaps with an aggregate notional value of $256.5 million, which fix interest at rates from 0.70% to 5.62%, and mature between May 2015 and March 2025. The Company also has one derivative financial instruments with a notional value of $29.5 million which caps the interest rate at 4.0% and matures April 2018. The fair value of the Company's derivative financial instruments are determined based on third-party pricing and pricing models utilizing observable inputs. The Company considers the credit worthiness of the counter party, as well as its own credit worthiness in determining fair value. No credit-related adjustments have been made in determining fair value. Certain derivative financial instruments have negative values, and therefore represent liabilities to the Company, and others have positive values, and therefore represent assets to the Company. The fair value of the derivative liabilities, which is included in other liabilities in the Consolidated Balance Sheets, totaled $5.9 million and $4.6 million at December 31, 2015 and 2014, respectively. The fair value of the derivative assets, included in prepaid expenses and other assets in the Consolidated Balance Sheets, totaled $0.8 million and $0.2 million at December 31, 2015 and 2014, respectively. The notional value does not represent exposure to credit, interest rate or market risks. The Company is also a party to one forward starting interest rate swap transaction with respect to $50.0 million of LIBOR-based variable debt.

These derivative instruments have been designated as cash flow hedges and hedge the future cash outflows on variable rate mortgage debt. Such instruments are reported at the fair values reflected above. As of December 31, 2015 and 2014, unrealized losses totaling $4.5 million and $4.0 million, respectively, were reflected in accumulated other comprehensive (loss) income. It is estimated that approximately $4.3 million included in accumulated other comprehensive (loss) income related to derivatives will be reclassified to interest expense in the 2016 results of operations.

As of December 31, 2015 and 2014, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges. As of December 31, 2015, none of the Company’s hedges were ineffective.

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

The Company has determined the estimated fair values of the following financial instruments within Level 2 of the hierarchy by discounting future cash flows utilizing a discount rate equivalent to the rate at which similar financial instruments would be originated at the reporting date:

	December 31, 2015		December 31, 2014
(dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Notes Receivable and Preferred Equity Investments	$147,188	$147,188	$102,286	$102,286
Mortgage, Convertible Notes and Other Notes Payable	$1,358,606	$1,382,318	$1,118,602	$1,141,371

11. Shareholders’ Equity and Noncontrolling Interests

Common Shares

During 2015, 2,481 Restricted Shares were canceled to pay the employees’ income taxes due on the value of the portion of their Restricted Shares that vested. During 2015, the Company recognized accrued Common Share and Common OP Unit-based compensation totaling $6.8 million in connection with the vesting of Restricted Shares and Units (Note 15).

During 2015, the Company issued approximately 2.0 million Common Shares from the ATM program generating net proceeds of approximately $64.4 million.

During 2014, the Company issued approximately 4.7 million Common Shares from the ATM program generating net proceeds of approximately $127.1 million and completed two public share offerings aggregating approximately 7.6 million Common Shares generating net proceeds of approximately $230.7 million.

During 2014, the Company issued approximately 1.6 million OP units to acquire real estate.

During 2013, the Company issued approximately 3.0 million Common Shares from the ATM program generating net proceeds of approximately $80.7 million.

During 2013, the Company issued approximately 1.2 million OP units to acquire real estate.

Noncontrolling Interests

The following table summarizes the change in the noncontrolling interests since December 31, 2014:

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Shareholders’ Equity and Noncontrolling Interests, continued

	Noncontrolling Interests in Operating Partnership	Noncontrolling Interests in Partially-Owned Affiliates
(dollars in thousands)
Balance at December 31, 2014	$94,235	$286,181
Distributions declared of $1.22 per Common OP Unit	(5,983)	—
Net income for the period January 1 through December 31, 2015	3,836	80,426
Conversion of 100,620 OP Units to Common Shares by limited partners of the Operating Partnership	(2,451)	—
Other comprehensive income - unrealized loss on valuation of swap agreements	(117)	(897)
Reclassification of realized interest expense on swap agreements	97	1,838
Noncontrolling interest contributions	—	35,489
Noncontrolling interest distributions and other reductions	—	(78,511)
Employee Long-term Incentive Plan Unit Awards	6,723	—
Balance at December 31, 2015	$96,340	$324,526

Noncontrolling interests in the Operating Partnership represents (i) the limited partners’ 2,931,198 and 2,988,277 Common OP Units at December 31, 2015 and 2014, respectively, (ii) 188 Series A Preferred OP Units at both December 31, 2015 and 2014, with a stated value of $1,000 per unit, which are entitled to a preferred quarterly distribution of the greater of (a) $22.50 (9% annually) per Series A Preferred OP Unit or (b) the quarterly distribution attributable to a Series A Preferred OP Unit if such unit was converted into a Common OP Unit and (iii) 1,922,623 and 1,719,206 LTIP units as of December 31, 2015 and 2014, respectively, as discussed in Share Incentive Plan (Note 15).

Noncontrolling interests in partially-owned affiliates include third-party interests in Fund I, II, III and IV, and Mervyns I and II, and five other entities.

The Series A Preferred OP Units were issued in 1999 in connection with the acquisition of a property. Through December 31, 2015, 1,392 Series A Preferred OP Units were converted into 185,600 Common OP Units and then into Common Shares. The 188 remaining Series A Preferred OP Units are currently convertible into Common OP Units based on the stated value divided by $7.50. Either the Company or the holders can currently call for the conversion of the Series A Preferred OP Units at the lesser of $7.50 or the market price of the Common Shares as of the conversion date.

12. Related Party Transactions

The Company earned property management, construction, development, legal and leasing fees from its investments in unconsolidated partnerships totaling $0.3 million, $0.2 million and $0.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Lee Wielansky, the Lead Trustee of the Company, was paid a consulting fee of $0.1 million for the year ended December 31, 2013. The consulting agreement was terminated as of December 31, 2013.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Tenant Leases

Space in the shopping centers and other retail properties is leased to various tenants under operating leases that usually grant tenants renewal options and generally provide for additional rents based on certain operating expenses as well as tenants’ sales volume.

Minimum future rentals to be received under non-cancelable leases for shopping centers and other retail properties as of December 31, 2015 are summarized as follows:

(dollars in thousands)
2016	$141,719
2017	134,963
2018	120,690
2019	108,230
2020	95,945
Thereafter	471,777
Total	$1,073,324

During the years ended December 31, 2015, 2014 and 2013, no single tenant collectively accounted for more than 10% of the Company’s total revenues.

14. Lease Obligations

The Company leases land at five of its shopping centers, which are accounted for as operating leases and generally provide the Company with renewal options. Ground rent expense was $1.7 million, $1.8 million, and $1.8 million (including capitalized ground rent at properties under redevelopment of $0.9 million, $0.8 million and $0.8 million) for the years ended December 31, 2015, 2014 and 2013, respectively. The leases terminate at various dates between 2020 and 2078. These leases provide the Company with options to renew for additional terms aggregating from 25 to 71 years. The Company also leases space for its corporate office. Office rent expense under this lease was $1.4 million, $1.5 million and $1.4 million for the years ended December 31, 2015, 2014 and 2013, respectively. Future minimum rental payments required for leases having remaining non-cancelable lease terms are as follows:

(dollars in thousands)
2016	$1,837
2017	5,821
2018	1,838
2019	1,731
2020	4,040
Thereafter (1)	7,369
Total	$22,636

Note:

(1) The ground lease expiring during 2078 has an option to purchase the underlying land during 2031. If we do not exercise the option, the rents that will be due are based on future values and as such are not determinable at this time. Accordingly, the above table does not include rents for this lease beyond 2031.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Share Incentive Plan

During 2012, the Company terminated the 1999 and 2003 Plans and adopted the Amended 2006 Plan (the "Share Incentive Plan"). The Share Incentive Plan increased the authorization to issue options, Restricted Shares and LTIP Units (collectively "Awards") available to officers and employees by 1.9 million shares to 2.1 million shares. Options are granted by the Compensation Committee (the "Committee"), which currently consists of three non-employee Trustees, and will not have an exercise price less than 100% of the fair market value of the Common Shares and a term of greater than ten years at the grant date. Vesting of options is at the discretion of the Committee. The Committee determines the restrictions placed on Awards, including the dividends or distributions thereon and the term of such restrictions. The Committee also determines the award and vesting of the Awards based on the attainment of specified performance objectives of the Company within a specified performance period.

During 2015, the Company issued 247,863 LTIP Units and 8,640 Restricted Share Units to employees of the Company pursuant to the Share Incentive Plan. These awards were measured at their fair value on the grant date, which was established as the market price of the Company's Common Shares as of the close of trading on the day preceding the grant date. The total value of the above Restricted Share Units and LTIP Units as of the grant date was $8.6 million. Total long-term incentive compensation expense, including the expense related to the above mentioned plans, was $6.8 million, $6.2 million and $7.3 million for the years ended December 31, 2015, 2014 and 2013, respectively and is recorded in General and Administrative on the Consolidated Statements of Income.

In addition, members of the Board of Trustees (the "Board") have been issued units under the Share Incentive Plan. During 2015, the Company issued 14,179 Restricted Shares and 10,601 LTIP Units to Trustees of the Company in connection with Trustee fees. Vesting with respect to 6,469 of the Restricted Shares and 6,131 of the LTIP Units will be on the first anniversary of the date of issuance and 7,710 of the Restricted Shares and 4,470 of the LTIP Unites vest over three years with 33% vesting on each of the next three anniversaries of the issuance date. The Restricted Shares do not carry voting rights or other rights of Common Shares until vesting and may not be transferred, assigned or pledged until the recipients have a vested non-forfeitable right to such shares. Dividends are not paid currently on unvested Restricted Shares, but are paid cumulatively from the issuance date through the applicable vesting date of such Restricted Shares. Trustee fee expense related to this issuance was $0.3 million for the year ended December 31, 2015.

The weighted average fair value for Restricted Shares and LTIP Units granted for the years ended December 31, 2015, 2014 and 2013 were $33.90, $26.30 and $26.40, respectively.

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

This amendment to the Program was not applicable to awards issued to non-senior executives of the Company. In accordance with ASC Topic 718, "Compensation - Stock Compensation," compensation relating to these non-senior executive awards will be recorded based on the change in the estimated fair value at each reporting period. During the year ended December 31, 2015, compensation expense of $0.7 million was recognized in connection with the Fund III awards and the units awarded in connection with Fund IV were determined to have no value.

As of December 31, 2015, the Company had 249 options outstanding to officers and employees and 3,000 options outstanding to non-employee Trustees of the Company all of which have vested. These options are for ten-year terms from the grant date and vested in three equal annual installments, which began on their respective grant dates.

A summary of option activity under all option arrangements as of December 31, 2015 and 2014, and changes during the years then ended, is presented below:

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Share Incentive Plan, continued

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (dollars in thousands)
Outstanding and exercisable at December 31, 2013	113,086	$19.28	3.5	$628
Granted	—	—	—	—
Exercised	(57,739)	17.68	—	828
Forfeited or Expired	—	—	—	—
Outstanding and exercisable at December 31, 2014	55,347	20.93	1.1	614
Granted	—	—	—	—
Exercised	(49,098)	20.76	—	608
Forfeited or Expired	(3,000)	22.40	—	—
Outstanding and exercisable at December 31, 2015	3,249	$22.27	1.1	$35

The total intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013 was $0.6 million, $0.8 million and $0.2 million, respectively.

A summary of the status of the Company’s unvested Restricted Shares and LTIP Units as of December 31, 2015 and 2014 and changes during the years then ended is presented below:

Unvested Restricted Shares and LTIP Units	Restricted Shares	Weighted Grant-Date Fair Value	LTIP Units	Weighted Grant-Date Fair Value
Unvested at December 31, 2013	63,737	$23.34	884,334	$21.62
Granted	28,563	27.18	441,946	26.24
Vested	(34,598)	23.40	(263,556)	20.23
Forfeited	(2,684)	23.54	(800)	24.66
Unvested at December 31, 2014	55,018	25.90	1,061,924	23.92
Granted	22,819	32.78	258,464	34.00
Vested	(24,744)	25.44	(292,544)	22.82
Forfeited	(3,194)	26.25	(7,723)	25.90
Unvested at December 31, 2015	49,899	$25.90	1,020,121	$23.92

As of December 31, 2015, there was $17.0 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under share incentive plans. That cost is expected to be recognized over a weighted-average period of 2.4 years. The total fair value of Restricted Shares that vested during the years ended December 31, 2015, 2014 and 2013 was $0.6 million, $0.8 million and $0.5 million, respectively. The total fair value of LTIP Units that vested during the years ended December 31, 2015, 2014 and 2013 was $6.7 million, $5.3 million and $6.8 million, respectively.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Employee Share Purchase and Deferred Share Plan

The Acadia Realty Trust Employee Share Purchase Plan (the "Purchase Plan"), allows eligible employees of the Company to purchase Common Shares through payroll deductions. The Purchase Plan provides for employees to purchase Common Shares on a quarterly basis at a 15% discount to the closing price of the Company’s Common Shares on either the first day or the last day of the quarter, whichever is lower. A participant may not purchase more the $25,000 in Common Shares per year. Compensation expense will be recognized by the Company to the extent of the above discount to the closing price of the Common Shares with respect to the applicable quarter. During 2015, 2014 and 2013, a total of 3,761, 4,668 and 3,678 Common Shares, respectively, were purchased by employees under the Purchase Plan. Associated compensation expense of $0.02 million, $0.02 million and $0.01 million was recorded in each of the years ended December 31, 2015, 2014 and 2013.

During May of 2006, the Company adopted a Trustee Deferral and Distribution Election ("Trustee Deferral Plan"), under which the participating Trustees have deferred compensation of $0.1 million for each of the three years ended December 31, 2015.

17. Employee 401(k) Plan

The Company maintains a 401(k) plan for employees under which the Company currently matches 50% of a plan participant’s contribution up to 6% of the employee’s annual salary. A plan participant may contribute up to a maximum of 15% of their compensation, up to $18,000, for the year ended December 31, 2015. The Company contributed $0.3 million for each of the years ended December 31, 2015, 2014 and 2013.

18. Dividends and Distributions Payable

On November 10, 2015, the Board of Trustees declared a regular quarterly cash dividend of $0.25 per Common Share, which was paid on January 15, 2016 to holders of record as of December 31, 2015. In addition, on November 10, 2015, the Board of Trustees declared a special cash dividend of $0.25 per Common Share with the same record and payment date as the regular quarterly dividend. The special dividend is a result of the taxable capital gains for 2015 arising from property dispositions within the Funds.

19. Federal Income Taxes

The Company has elected to qualify as a REIT in accordance with Sections 856 through 860 of the Code, and intends at all times to qualify as a REIT under the Code. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its annual REIT taxable income to its shareholders. As a REIT, the Company generally will not be subject to corporate Federal income tax, provided that distributions to its shareholders equal at least the amount of its REIT taxable income as defined under the Code. As the Company distributed sufficient taxable income for the years ended December 31, 2015, 2014 and 2013, no U.S. Federal income or excise taxes were incurred. If the Company fails to qualify as a REIT in any taxable year, it will be subject to Federal income taxes at the regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for the four subsequent taxable years. Even though the Company qualifies for taxation as a REIT, the Company is subject to certain state and local taxes on its income and property and Federal income and excise taxes on any undistributed taxable income. In addition, taxable income from non-REIT activities managed through the Company’s TRS's is subject to Federal, state and local income taxes. For taxable years beginning after 2017, no more than 20% of the value of our total assets may consist of the securities of one or more taxable REIT subsidiaries.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Federal Income Taxes, continued

Characterization of Distributions:

The Company has determined that the cash distributed to the shareholders is characterized as follows for Federal income tax purposes:

	For the years ended December 31,
	2015	2014	2013
Ordinary income	68%	69%	87%
Qualified dividend	—%	—%	—%
Capital gain	32%	31%	13%
	100%	100%	100%

Taxable REIT Subsidiaries

Income taxes have been provided for using the liability method as required by ASC Topic 740, "Income Taxes." The Company’s TRS income and provision for income taxes associated with the TRS for the years ended December 31, 2015, 2014 and 2013 are summarized as follows:

(dollars in thousands)	2015	2014	2013
TRS income (loss) before income taxes	$1,008	$(36)	$(2,225)
(Provision) benefit for income taxes:
Federal	(526)	(377)	276
State and local	(134)	(97)	71
TRS net income (loss) before noncontrolling interests	348	(510)	(1,878)
Noncontrolling interests	(208)	(508)	267
TRS net income (loss)	$140	$(1,018)	$(1,611)

The income tax provision for the Company differs from the amount computed by applying the statutory Federal income tax rate to income before income taxes as follows (not adjusted for temporary book/tax differences):

(dollars in thousands)	2015	2014	2013
Federal tax provision (benefit) at statutory tax rate	$343	$(12)	$(757)
TRS state and local taxes, net of Federal benefit	53	(2)	(117)
Tax effect of:
Permanent differences, net	396	446	496
Prior year underaccrual, net	938	1	128
Restricted stock vesting	(5)	(20)	(2)
Other	(126)	61	127
REIT state and local income and franchise taxes	188	155	144
Total provision for income taxes	$1,787	$629	$19

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. Earnings Per Common Share

Basic earnings per Common Share is computed by dividing net income attributable to Common Shareholders by the weighted average Common Shares outstanding. At December 31, 2015, the Company has unvested LTIP Units (Note 16) which provide for non-forfeitable rights to dividend equivalent payments. Accordingly, these unvested LTIP Units are considered participating securities and are included in the computation of basic earnings per Common Share pursuant to the two-class method.

Diluted earnings per Common Share reflects the potential dilution of the conversion of obligations and the assumed exercises of securities including the effects of restricted share unit ("Restricted Share Units") and share option awards issued under the Company’s Share Incentive Plans (Note 16). The effect of the assumed conversion of 188 Series A Preferred OP Units into 25,067 Common Shares would be anti-dilutive and therefore is not included in the computation of diluted earnings per share for the years ended December 2015, 2014 and 2013.

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

	Years ended December 31,
(dollars in thousands, except per share amounts)	2015	2014	2013
Numerator:
Income from continuing operations	$65,708	$70,865	$34,026
Less: net income attributable to participating securities	927	1,152	581
Income from continuing operations net of income	64,781	69,713	33,445
attributable to participating securities
Denominator:
Weighted average shares for basic earnings per share	68,851	59,402	54,919
Effect of dilutive securities:
Employee share options	19	24	38
Denominator for diluted earnings per share	68,870	59,426	54,957
Basic earnings per Common Share from continuing operations attributable to Common Shareholders	$0.94	$1.18	$0.61
Diluted earnings per Common Share from continuing operations attributable to Common Shareholders	$0.94	$1.18	$0.61

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. Summary of Quarterly Financial Information (unaudited)

The quarterly results of operations of the Company for the years ended December 31, 2015 and 2014 are as follows:

(amounts in thousands, except per share amounts)	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Revenue	$52,481	$53,161	$56,852	$54,768
Income from continuing operations attributable to Common Shareholders	$16,547	$26,495	$13,776	$8,890
Net income attributable to Common Shareholders	$16,547	$26,495	$13,776	$8,890
Net income attributable to Common Shareholders per Common Share - basic:
Income from continuing operations	$0.24	$0.38	$0.20	$0.13
Net income per share	$0.24	$0.38	$0.20	$0.13
Net income attributable to Common Shareholders per Common Share - diluted:
Income from continuing operations	$0.24	$0.38	$0.20	$0.13
Net income per share	$0.24	$0.38	$0.20	$0.13
Cash dividends declared per Common Share	$0.24	$0.24	$0.24	$0.50

(amounts in thousands, except per share amounts)	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Revenue	$46,685	$49,511	$47,660	$51,156
Income from continuing operations attributable to Common Shareholders	$21,595	$11,365	$28,564	$9,341
Income from discontinued operations attributable to Common Shareholders	—	99	—	100
Net income attributable to Common Shareholders	$21,595	$11,464	$28,564	$9,441
Net income attributable to Common Shareholders per Common Share - basic:
Income from continuing operations	$0.38	$0.19	$0.47	$0.15
Income from discontinued operations	—	—	—	—
Net income per share	$0.38	$0.19	$0.47	$0.15
Net income attributable to Common Shareholders per Common Share - diluted:
Income from continuing operations	$0.38	$0.19	$0.47	$0.15
Income from discontinued operations	—	—	—	—
Net income per share	$0.38	$0.19	$0.47	$0.15
Cash dividends declared per Common Share	$0.23	$0.23	$0.23	$0.54

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

During August 2009, the Company terminated the employment of a former Senior Vice President (the "Former Employee") for engaging in conduct that materially violated the Company's employee handbook. The Company determined that the behavior fell within the definition of "cause" in his severance agreement with us and therefore did not pay him anything thereunder. The Former Employee brought a lawsuit against the Company in New York State Supreme Court (the "Court"), in the amount of $0.9 million alleging breach of the severance agreement. On August 7, 2014, the Court granted summary judgment in favor of the Company, as defendant, and against plaintiff, the Former Employee, finding that his conduct in fact and law, constituted "cause" under his severance agreement. The Court rendered two decisions, one granting the Company’s motion for summary judgment and a second denying the Former Employee's motion to dismiss the Company’s answer as an abuse of judicial discretion. The Former Employee has only appealed the latter decision. The Company believes that it will be successful on appeal.

During July 2013, a lawsuit was brought against the Company relating to the 2011 flood at Mark Plaza by Kmart Corporation in the Luzerne County Court of Common Pleas, State of Pennsylvania. The lawsuit alleged a breach of contract and negligence relating to landlord responsibility to prevent damage to tenant as a result of the flood and for the subsequent damage to tenant's property, including lost profits. The tenant was seeking judgment in excess of $9.0 million. During the third quarter of 2015, the case was settled for $1.1 million. Of this amount, $0.8 million was paid by insurance and the Company paid $0.3 million.

During December 2013, in connection with Fund II’s City Point Project, Albee Development LLC ("Albee") and a non-affiliated construction manager were served with a Summons With Notice as well as a Demand for Arbitration by Casino Development Group, Inc. ("Casino"), the former contractor responsible for the excavation and concrete work at the City Point Project. Albee terminated the contract with Casino for cause prior to completion of the contract. Casino was seeking approximately $7.4 million. During the second quarter of 2015, the case was settled for $3.3 million, of which the Operating Partnership's share was $0.6 million.

ACADIA REALTY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23. Subsequent Events

During January 2016, the Company completed the acquisition of a 49% interest in the Gotham Plaza in Manhattan, New York, for a purchase price of $39.8 million. Consideration for this purchase consisted of the assumption of 49% of the existing debt of $21.4 million and the issuance of both Common and Preferred OP Units.

During January 2016, Fund IV completed the acquisition of the Restaurants at Fort Point in Boston, Massachusetts, for a purchase price of $11.5 million.

During January 2016, Fund IV completed the acquisition of a 90% interest in 1964 Union Street in San Francisco, California, for a purchase price of $2.0 million.

During January 2016, Fund III completed the disposition of a 65% interest in Cortlandt Town Center for a sales price of $107.3 million.

During January 2016, the Company closed on a new $50.0 million term loan. The loan, which bears interest at rates ranging from LIBOR plus 130 basis points to LIBOR plus 190 basis points based on overall Company leverage. The loan matures January 4, 2021.

During January 2016, the Company acquired an additional 8.3% interest in Fund II from one of its unaffiliated partners for $18.4 million. As a result, the Operating Partnership's interest in Fund II is now 28.3%.

During February 2016, Fund IV closed on a $14.0 million preferred equity investment in a development site in Chicago, Illinois. The investment earns a preferred return of 15.3% and has a maturity of February, 2021.

ACADIA REALTY TRUST
SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2015

		Initial Cost to Company			Amount at which Carried at December 31, 2015
Description	Encumbrances	Land	Buildings & Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Acquisition (a) Construction (c)
Shopping Centers
Core Portfolio:
Crescent Plaza Brockton, MA	$—	$1,147	$7,425	$1,502	$1,147	$8,927	$10,074	$7,127	1993	(a)
New Loudon Center Latham, NY	—	505	4,161	13,068	505	17,229	17,734	13,535	1993	(a)
Mark Plaza Edwardsville, PA	—	—	3,396	—	—	3,396	3,396	2,838	1993	(c)
Plaza 422 Lebanon, PA	—	190	3,004	2,765	190	5,769	5,959	5,108	1993	(c)
Route 6 Mall Honesdale, PA	—	1,664	—	12,276	1,664	12,276	13,940	8,089	1994	(c)
Abington Towne Center Abington, PA	—	799	3,197	2,390	799	5,587	6,386	3,539	1998	(a)
Bloomfield Town Square Bloomfield Hills, MI	—	3,207	13,774	21,869	3,207	35,643	38,850	17,407	1998	(a)
Elmwood Park Shopping Center Elmwood Park, NJ	—	3,248	12,992	15,855	3,798	28,297	32,095	16,879	1998	(a)
Merrillville Plaza Hobart, IN	25,150	4,288	17,152	5,643	4,288	22,795	27,083	10,339	1998	(a)
Marketplace of Absecon Absecon, NJ	—	2,573	10,294	4,900	2,577	15,190	17,767	7,116	1998	(a)
239 Greenwich Avenue Greenwich, CT	26,000	1,817	15,846	772	1,817	16,618	18,435	6,965	1998	(a)
Hobson West Plaza Naperville, IL	—	1,793	7,172	1,903	1,793	9,075	10,868	4,574	1998	(a)
Village Commons Shopping Center Smithtown, NY	—	3,229	12,917	4,051	3,229	16,968	20,197	8,323	1998	(a)
Town Line Plaza Rocky Hill, CT	—	878	3,510	7,736	907	11,217	12,124	8,761	1998	(a)
Branch Shopping Center Smithtown, NY	—	3,156	12,545	15,108	3,401	27,408	30,809	8,225	1998	(a)
Methuen Shopping Center Methuen, MA	—	956	3,826	739	961	4,560	5,521	2,256	1998	(a)
Gateway Shopping Center South Burlington, VT	—	1,273	5,091	12,258	1,273	17,349	18,622	8,272	1999	(a)
Mad River Station Dayton, OH	—	2,350	9,404	1,167	2,350	10,571	12,921	4,900	1999	(a)
Pacesetter Park Shopping Center Ramapo, NY	—	1,475	5,899	2,828	1,475	8,727	10,202	4,142	1999	(a)
Brandywine Town Center Wilmington, DE	141,825	21,993	87,988	13,346	24,213	99,114	123,327	31,686	2003	(a)
Brandywine Market Square Wilmington, DE	24,375	4,308	17,239	1,630	4,262	18,915	23,177	6,468	2003	(a)
Bartow Avenue Bronx, NY	—	1,691	5,803	653	1,691	6,456	8,147	2,520	2005	(c)
Amboy Road Staten Island, NY	—	—	11,909	2,482	—	14,391	14,391	5,060	2005	(a)
613-623 W. Diversey Chicago, IL	—	10,061	2,773	592	10,061	3,365	13,426	893	2006	(a)
Chestnut Hill Philadelphia, PA	—	8,289	5,691	4,514	8,289	10,205	18,494	2,660	2006	(a)
2914 Third Avenue Bronx, NY	—	11,108	8,038	4,581	11,855	11,872	23,727	2,154	2006	(a)

		Initial Cost to Company			Amount at which Carried at December 31, 2015
Description	Encumbrances	Land	Buildings & Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Acquisition (a) Construction (c)
Shopping Centers
West Shore Expressway Staten Island, NY	—	3,380	13,499	—	3,380	13,499	16,879	3,351	2007	(a)
West 54th Street Manhattan, NY	—	16,699	18,704	984	16,699	19,688	36,387	4,253	2007	(a)
5-7 East 17th Street Manhattan, NY	—	3,048	7,281	3,779	3,048	11,060	14,108	1,653	2008	(a)
651-671 W Diversey Chicago, IL	—	8,576	17,256	8	8,576	17,264	25,840	1,978	2011	(a)
15 Mercer Street New York, NY	—	1,887	2,483	—	1,887	2,483	4,370	279	2011	(a)
4401 White Plains Bronx, NY	6,015	1,581	5,054	—	1,581	5,054	6,635	548	2011	(a)
Chicago Street Retail Portfolio Chicago, IL	14,955	18,521	55,627	1,670	18,521	57,297	75,818	5,189	2012	(a)
330 River Street Cambridge, MA	3,857	3,510	2,886	—	3,510	2,886	6,396	316	2012	(a)
Rhode Island Place Shopping Center Washington, D.C.	15,727	7,458	15,968	709	7,458	16,677	24,135	1,614	2012	(a)
1520 Milwaukee Avenue Chicago, IL	—	2,110	1,306	—	2,110	1,306	3,416	128	2012	(a)
340 River Street Cambridge, MA	6,564	4,894	11,349	—	4,894	11,349	16,243	1,128	2012	(a)
930 Rush Street Chicago, IL	—	4,933	14,587	—	4,933	14,587	19,520	1,367	2012	(a)
28 Jericho Turnpike Westbury, NY	15,315	6,220	24,416	—	6,220	24,416	30,636	2,294	2012	(a)
181 Main Street Westport, CT	—	1,908	12,158	41	1,908	12,199	14,107	959	2012	(a)
83 Spring Street Manhattan, NY	—	1,754	9,200	—	1,754	9,200	10,954	805	2012	(a)
60 Orange Street Bloomfield, NJ	8,006	3,609	10,790	—	3,609	10,790	14,399	967	2012	(a)
179-53 & 1801-03 Connecticut Avenue Washington, D.C.	—	11,690	10,135	580	11,690	10,715	22,405	878	2012	(a)
639 West Diversey Chicago, IL	4,142	4,429	6,102	802	4,429	6,904	11,333	549	2012	(a)
664 North Michigan Chicago, IL	43,107	15,240	65,331	—	15,240	65,331	80,571	4,717	2013	(a)
8-12 E. Walton Chicago, IL	—	5,398	15,601	29	5,398	15,630	21,028	1,021	2013	(a)
3200-3204 M Street Washington, DC	—	6,899	4,249	—	6,899	4,249	11,148	266	2013	(a)
868 Broadway Manhattan, NY	—	3,519	9,247	5	3,519	9,252	12,771	479	2013	(a)
313-315 Bowery Manhattan, NY	—	—	5,516	—	—	5,516	5,516	446	2013	(a)
120 West Broadway Manhattan, NY	—	—	32,819	65	—	32,884	32,884	995	2013	(a)
11 E. Walton Chicago, IL	—	16,744	28,346	—	16,744	28,346	45,090	1,472	2014	(a)
61 Main Street Westport, CT	—	4,578	2,645	—	4,578	2,645	7,223	178	2014	(a)
865 W. North Avenue Chicago, IL	—	1,893	11,594	23	1,893	11,617	13,510	521	2014	(a)
152-154 Spring Street Manhattan, NY	—	8,544	27,001	—	8,544	27,001	35,545	1,159	2014	(a)
2520 Flatbush Avenue Brooklyn, NY	—	6,613	10,419	193	6,613	10,612	17,225	482	2014	(a)
252-256 Greenwich Avenue Greenwich, CT	—	10,175	12,641	119	10,175	12,760	22,935	657	2014	(a)
Bedford Green Bedford Hills, NY	29,151	12,425	32,730	1,159	12,425	33,889	46,314	1,356	2014	(a)

		Initial Cost to Company			Amount at which Carried at December 31, 2015
Description	Encumbrances	Land	Buildings & Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Acquisition (a) Construction (c)
Shopping Centers
131-135 Prince Street Manhattan, NY	—	—	57,536	71	—	57,607	57,607	3,719	2014	(a)
Shops at Grand Ave Queens, NY	—	20,264	33,131	230	20,264	33,361	53,625	1,051	2014	(a)
201 Needham Street Newton, MA	—	4,550	4,459	—	4,550	4,459	9,009	80	2014	(a)
City Center San Francisco, CA	—	38,750	116,250	321	38,750	116,571	155,321	2,180	2015	(a)
163 Highland Avenue Needham, MA	9,595	6,000	18,000	1	6,000	18,001	24,001	338	2015	(a)
Roosevelt Galleria Chicago, IL	—	4,900	14,700	—	4,900	14,700	19,600	123	2015	(a)
Route 202 Shopping Center, Wilmington, DE	—	—	7,255	—	—	7,255	7,255	136	2015	(a)
Undeveloped Land	—	100	—	—	100	—	100	—
Fund II:
216th Street	25,500	7,261	—	18,481	7,261	18,481	25,742	4,304	2005	(a)
City Point Brooklyn, NY	25,324	—	—	13,463	—	13,463	13,463	405	2010	(c)
161st Street Bronx, NY	29,500	16,679	28,410	25,590	16,679	54,000	70,679	10,363	2005	(a)
Fund III:
Cortlandt Towne Center Mohegan Lake, NY	83,070	7,293	61,395	10,087	7,293	71,482	78,775	20,855	2009	(a)
Heritage Shops Chicago, IL	24,500	13,131	15,409	325	13,131	15,734	28,865	2,575	2011	(a)
654 Broadway Manhattan, NY	8,835	9,040	3,654	2,801	9,040	6,455	15,495	504	2011	(a)
New Hyde Park Shopping Center New Hyde Park, NY	11,240	3,016	7,733	4,088	3,016	11,821	14,837	1,635	2011	(a)
640 Broadway Manhattan, NY	22,109	12,503	19,960	9,786	12,503	29,746	42,249	2,734	2012	(a)
3780-3858 Nostrand Avenue Brooklyn, NY	11,527	6,229	11,216	4,581	6,229	15,797	22,026	1,009	2013	(a)
Fund IV:
Paramus Plaza Paramus, NJ	13,339	11,052	7,037	2,988	11,052	10,025	21,077	477	2013	(a)
1151 Third Ave Manhattan, NY	12,481	8,306	9,685	1,380	8,306	11,065	19,371	644	2013	(a)
Lake Montclair Center Dumfries, VA	14,904	7,077	12,028	422	7,077	12,450	19,527	735	2013	(a)
938 W. North Avenue Chicago, IL	12,500	2,314	17,067	35	2,314	17,102	19,416	878	2013	(a)
17 E. 71st Street Manhattan, NY	19,000	7,391	20,176	245	7,391	20,421	27,812	619	2014	(a)
1035 Third Ave Manhattan, NY	42,000	12,759	38,306	797	12,759	39,103	51,862	879	2015	(a)
801 Madison Avenue Manhattan, NY	—	8,250	24,750	57	8,250	24,807	33,057	464	2015	(a)
2208-2216 Fillmore Street San Francisco, CA	—	2,156	6,469	—	2,156	6,469	8,625	27	2015	(a)
146 Geary Street San Francisco, CA	—	9,500	28,500	—	9,500	28,500	38,000	119	2015	(a)
2207 Fillmore Street San Francisco, CA	1,120	700	2,100	—	700	2,100	2,800	4	2015	(a)

		Initial Cost to Company			Amount at which Carried at December 31, 2015
Description	Encumbrances	Land	Buildings & Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Acquisition (a) Construction (c)
Shopping Centers
1861 Union Street San Francisco, CA	—	875	2,625	—	875	2,625	3,500	5	2015	(a)
Real Estate Under Development	328,521	32,705	24,878	551,991	32,705	576,869	609,574	—
Unamortized Loan Costs	(10,567)	—	—	—	—	—	—	—
Unamortized Premium	1,364	—	—	—	—	—	—	—

Total	$1,050,051	$543,034	$1,380,715	$812,534	$546,788	$2,189,495	$2,736,283	$298,703

Notes:
(1) Depreciation on buildings and improvements reflected in the consolidated statements of income is calculated over the estimated useful life of the assets as follows:
Buildings: 30 to 40 years
Improvements: Shorter of lease term or useful life
(2) The aggregate gross cost of property included above for Federal income tax purposes was $2,030.6 million as of December 31, 2015
(3) (a) Reconciliation of Real Estate Properties:
The following table reconciles the activity for real estate properties from January 1, 2013 to December 31, 2015:

	For the years ended December 31,
(dollars in thousands)	2015	2014	2013
Balance at beginning of year	$2,208,595	$1,819,053	$1,287,198
Other improvements	162,760	162,827	112,622
Property acquisitions	418,396	299,793	272,661
Property dispositions	(66,359)	(73,078)	—
Consolidation of previously unconsolidated investments	12,891	—	146,572
Balance at end of year	$2,736,283	$2,208,595	$1,819,053
(3) (b) Reconciliation of Accumulated Depreciation:
The following table reconciles accumulated depreciation from January 1, 2013 to December 31, 2015:

	For the years ended December 31,
(dollars in thousands)	2015	2014	2013
Balance at beginning of year	$256,015	$229,538	$169,718
Depreciation related to real estate	49,775	26,477	31,732
	(7,087)
Consolidation of previously unconsolidated investments	—	—	28,088
Balance at end of year	$298,703	$256,015	$229,538