Form 10-Q
period 2016-03-31
ACADIA REALTY TRUST
filed 2016-04-29
CIK 899629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or
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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒
As of April 29, 2016 there were 71,606,804 common shares of beneficial interest, par value $.001 per share, outstanding.

ACADIA REALTY TRUST AND SUBSIDIARIES

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements.

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(dollars in thousands)	March 31, 2016	December 31, 2015
ASSETS	(unaudited)
Operating real estate
Land	$497,830	$514,120
Buildings and improvements	1,586,398	1,593,350
Construction in progress	22,227	19,239
	2,106,455	2,126,709
Less: accumulated depreciation	286,880	298,703
Net operating real estate	1,819,575	1,828,006
Real estate under development	639,759	609,574
Notes receivable and preferred equity investments	154,679	147,188
Investments in and advances to unconsolidated affiliates	210,309	173,277
Cash and cash equivalents	84,860	72,776
Cash in escrow	23,185	26,444
Restricted cash	10,840	10,840
Rents receivable, net	41,844	40,425
Deferred charges, net	21,776	22,568
Acquired lease intangibles, net	64,396	52,593
Prepaid expenses and other assets	50,791	48,628
Assets of properties held for sale	26,313	—
Total assets	$3,148,327	$3,032,319

LIABILITIES
Mortgage and other notes payable, net of unamortized loan costs of $9,884 and $10,567, respectively and unamortized premiums of $1,726 and $1,364, respectively	$955,003	$1,050,051
Unsecured notes payable, net of unamortized loan costs of $1,271 and $1,155, respectively	341,555	308,555
Distributions in excess of income from, and investments in, unconsolidated affiliates	23,613	13,244
Accounts payable and accrued expenses	37,962	38,754
Dividends and distributions payable	19,343	37,552
Acquired lease intangibles, net	36,373	31,809
Other liabilities	106,002	31,000
Total liabilities	1,519,851	1,510,965

EQUITY
Shareholders' Equity
Common shares, $.001 par value, authorized 100,000,000 shares; issued and outstanding 71,566,457 and 70,258,415 shares, respectively	72	70
Additional paid-in capital	1,140,914	1,092,239
Accumulated other comprehensive loss	(11,467)	(4,463)
Retained earnings	23,695	12,642
Total shareholders’ equity	1,153,214	1,100,488
Noncontrolling interests	475,262	420,866
Total equity	1,628,476	1,521,354
Total liabilities and equity	$3,148,327	$3,032,319
See accompanying notes

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended
	March 31,
(dollars in thousands, except per share amounts)	2016	2015
Revenues
Rental income	$38,590	$38,187
Interest income	4,638	3,408
Expense reimbursements	7,959	10,066
Other	1,496	820
Total revenues	52,683	52,481
Operating Expenses
Property operating	5,537	7,731
Other operating	291	2,120
Real estate taxes	6,165	6,292
General and administrative	9,352	7,532
Depreciation and amortization	16,849	13,658
Total operating expenses	38,194	37,333
Operating income	14,489	15,148
Equity in earnings of unconsolidated affiliates	1,954	6,593
Loss on debt extinguishment	—	(109)
Gain on disposition of properties	65,393	27,143
Interest and other finance expense	(8,038)	(8,821)
Income before income tax benefit (provision)	73,798	39,954
Income tax benefit (provision)	77	(1,417)
Net income	73,875	38,537
Noncontrolling interests
Net income attributable to noncontrolling interests	(44,950)	(21,990)
Net income attributable to Common Shareholders	$28,925	$16,547

Basic and diluted earnings per share	$0.40	$0.24
See accompanying notes

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended
	March 31,
	2016	2015
(dollars in thousands)
Net income	$73,875	$38,537
Other comprehensive loss
Unrealized loss on valuation of swap agreements	(8,819)	(4,319)
Reclassification of realized interest on swap agreements	1,046	1,053
Other comprehensive loss	(7,773)	(3,266)
Comprehensive income	66,102	35,271
Comprehensive income attributable to noncontrolling interests	(44,181)	(21,567)
Comprehensive income attributable to Common Shareholders	$21,921	$13,704
See accompanying notes

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2016

(unaudited)

	Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
(amounts in thousands, except per share amounts)	Shares	Amount
Balance at December 31, 2015	70,258	$70	$1,092,239	$(4,463)	$12,642	$1,100,488	$420,866	$1,521,354
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	249	1	5,679	—	—	5,680	(5,680)	—
Issuance of Common Shares, net of issuance costs	1,050	1	35,219	—	—	35,220	—	35,220
Issuance of OP Units to acquire real estate	—	—	—	—	—	—	29,336	29,336
Dividends declared ($0.25 per Common Share)	—	—	—	—	(17,872)	(17,872)	(1,473)	(19,345)
Employee and trustee stock compensation, net	9	—	208	—	—	208	3,811	4,019
Acquisition of noncontrolling interests	—	—	7,569	—	—	7,569	(25,948)	(18,379)
Noncontrolling interest distributions	—	—	—	—	—	—	(36,174)	(36,174)
Noncontrolling interest contributions	—	—	—	—	—	—	46,343	46,343
	71,566	72	1,140,914	(4,463)	(5,230)	1,131,293	431,081	1,562,374
Comprehensive income(loss):
Net income	—	—	—	—	28,925	28,925	44,950	73,875
Unrealized loss on valuation of swap agreements	—	—	—	(7,905)	—	(7,905)	(914)	(8,819)
Reclassification of realized interest on swap agreements	—	—	—	901	—	901	145	1,046
Total comprehensive (loss) income	—	—	—	(7,004)	28,925	21,921	44,181	66,102
Balance at March 31, 2016	71,566	$72	$1,140,914	$(11,467)	$23,695	$1,153,214	$475,262	$1,628,476

See accompanying notes

ACADIA REALTY TRUST AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended
	March 31,
(dollars in thousands)	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$73,875	$38,537
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	16,849	13,658
Amortization of financing costs	625	768
Gain on disposition of properties	(65,393)	(27,143)
Stock compensation expense	4,019	1,889
Equity in earnings of unconsolidated affiliates	(1,954)	(6,593)
Distributions of operating income from unconsolidated affiliates	1,082	5,889
Other, net	(2,031)	(1,346)
Changes in assets and liabilities
Cash in escrow	3,259	(6,232)
Rents receivable, net	(3,596)	(1,354)
Prepaid expenses and other assets	881	8,015
Accounts payable and accrued expenses	(792)	2,437
Other liabilities	(8,849)	(1,908)
Net cash provided by operating activities	17,975	26,617

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate	(12,287)	(220,271)
Cash in escrow for property acquisitions	—	(33,000)
Redevelopment and property improvement costs	(37,463)	(40,494)
Deferred leasing costs	(847)	(2,805)
Investments in and advances to unconsolidated affiliates	(8,034)	(3,151)
Return of capital from unconsolidated affiliates	34,235	1,946
Proceeds from notes receivable	20,500	—
Issuance of notes receivable	(27,800)	(550)
Proceeds from sale of properties, net	104,458	63,224
Net cash provided by (used in) investing activities	72,762	(235,101)

ACADIA REALTY TRUST AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (unaudited)

	Three Months Ended
	March 31,
(dollars in thousands)	2016	2015
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage and other notes	(99,501)	(30,390)
Principal payments on unsecured debt	(101,500)	—
Proceeds received from mortgage and other notes	1,945	42,120
Proceeds received from unsecured debt	134,616	127,600
Loan proceeds held as restricted cash	—	25,203
Deferred financing and other costs	(475)	(1,232)
Capital contributions from noncontrolling interests	46,343	50
Distributions to noncontrolling interests	(56,995)	(34,718)
Dividends paid to Common Shareholders	(35,112)	(36,779)
Proceeds from issuance of Common Shares, net of issuance costs of $1,654 and $440, respectively	32,026	18,605
Net cash (used in) provided by financing activities	(78,653)	110,459
Increase (decrease) in cash and cash equivalents	12,084	(98,025)
Cash and cash equivalents, beginning of period	72,776	217,580
Cash and cash equivalents, end of period	$84,860	$119,555

Supplemental disclosure of cash flow information
Cash paid during the period for interest, net of capitalized interest of $5,115 and $3,673, respectively	$8,437	$13,344
Cash paid for income taxes	$(256)	$902

Supplemental disclosure of non-cash investing activities
Acquisition of real estate through assumption of debt	$1,463	$9,765
Acquisition of capital lease obligation	$76,461	$—
Acquisition of real estate through issuance of OP Units	$29,336	$—

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

All of the Company's assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership (the "Operating Partnership") and entities in which the Operating Partnership owns an interest. As of March 31, 2016, the Trust controlled approximately 94% of the Operating Partnership as the sole general partner. As the general partner, the Trust is entitled to share, in proportion to its percentage interest, in the cash distributions and profits and losses of the Operating Partnership. The limited partners primarily represent entities or individuals that contributed their interests in certain properties or entities to the Operating Partnership in exchange for common or preferred units of limited partnership interest ("Common OP Units" or "Preferred OP Units") and employees who have been awarded restricted OP units ("LTIP Units") as long-term incentive compensation (Note 13). Limited partners holding Common OP Units are generally entitled to exchange their units on a one-for-one basis for common shares of beneficial interest of the Trust ("Common Shares").

As of March 31, 2016, the Company has ownership interests in 92 properties within its core portfolio, which consist of those properties either wholly owned, or partially owned through joint venture interests, by the Operating Partnership, or subsidiaries thereof, not including those properties owned through its opportunity funds (the "Core Portfolio"). The Company also has ownership interests in 59 properties within its opportunity funds, Acadia Strategic Opportunity Fund II, LLC ("Fund II"), Acadia Strategic Opportunity Fund III LLC ("Fund III") and Acadia Strategic Opportunity Fund IV LLC ("Fund IV" and together with Funds II and III, the "Funds"). The 151 Core Portfolio and Fund properties consist of commercial properties, which are primarily high-quality urban and/or street retail properties, community shopping centers and mixed-use properties with a retail component. The Company and Fund II also include investments in operating companies through Acadia Mervyn Investors I, LLC ("Mervyns I"), Acadia Mervyn Investors II, LLC ("Mervyns II") and, in certain instances, directly through Fund II, all on a non-recourse basis. These investments comprise and are referred to as the Company's Retailer Controlled Property Initiative ("RCP Venture").

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

Following is a table summarizing the general terms and the Operating Partnership's equity interests in the Funds and Mervyns I and II:

Entity	Formation Date	Operating Partnership Share of Capital	Fund Size	Capital Called as of March 31, 2016 (4)	Unfunded Commitment	Equity Interest Held By Operating Partnership	Preferred Return	Total Distributions as of March 31, 2016 (4)
Mervyns I (1)	9/2001	22.22%	$90.0	$86.6	$—	37.78%	9%	$194.5
Fund II and Mervyns II (2)	6/2004	28.33%	300.0	300.0	47.1	28.33%	8%	131.6
Fund III (3)	5/2007	24.54%	502.5	387.5	62.5	39.63%	6%	497.7
Fund IV	5/2012	23.12%	540.6	239.3	301.2	23.12%	6%	101.9

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION (continued)

Notes:

(1) Mervyns I was originally formed in conjunction with Acadia Strategic Opportunity Fund, LP ("Fund I"). Fund I was liquidated and dissolved as of December 31, 2015. The above table reflects the combined activity of Fund I and Mervyns I. Fund I and Mervyns I have returned all capital and preferred return. The Operating Partnership is entitled to a Promote on all future cash distributions from Mervyns I.
(2) During 2013, a distribution of $47.1 million was made to the Fund II investors, including the Operating Partnership. This amount is subject to recontribution to Fund II until December 2016, if needed to fund the on-going development and construction of existing projects.
(3) Fund III has returned all capital and preferred return. The Operating Partnership is now entitled to a Promote on all future cash distributions.
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

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016. The information furnished in the accompanying consolidated financial statements reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the aforementioned consolidated financial statements for the interim periods. Such adjustments consisted of normal recurring items. These consolidated financial statements should be read in conjunction with the Company's 2015 Annual Report on Form 10-K, as filed with the SEC on February 19, 2016.

Real Estate

The Company reviews its long-lived assets for impairment when there is an event or change in circumstances that indicates that the carrying amount may not be recoverable. The Company measures and records impairment losses and reduces the carrying value of properties when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases where the Company does not expect to recover its carrying costs on properties held for use, the Company reduces its carrying cost to fair value, and for properties held-for-sale, the Company reduces its carrying value to the fair value less costs to dispose. During the quarter ended June 30, 2015, as a result of the loss of a key anchor tenant, one of the properties in the Company's Brandywine Portfolio, in which an unaffiliated third party has a 77.78% noncontrolling interest, did not generate sufficient cash flow to meet the full debt service requirements leading to a default on the mortgage loan. Management performed an analysis and determined that the carrying amount of this property was not recoverable. Accordingly, the Company recorded an impairment charge of $5.0 million during the quarter ended June 30, 2015. The Operating Partnership's share of this charge, net of the noncontrolling interest, was $1.1 million. The property is collateral for $26.3 million of non-recourse mortgage debt which matures July 1, 2016. Management does not believe that the carrying values of any of its other properties are impaired as of March 31, 2016.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION (continued)

Recent Accounting Pronouncements

During February 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-02, "Leases." ASU 2016-02 requires that a lessee should recognize the assets and liabilities that arise from leases. ASU 2016-02 is effective for periods beginning after December 15, 2018, with early adoption permitted and shall be applied retrospectively. The Company is in the process of evaluating the impact the adoption of ASU 2016-02 will have on its consolidated financial statements.

On January 1, 2016, the Company adopted ASU No. 2015-02, "Consolidation - Amendments to the Consolidation Analysis," which modified the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIE's"), particularly those with fee arrangements and related party relationships. There were no entities qualifying under the scope of the revised guidance that were consolidated as a result of the adoption. Accordingly, the adoption of ASU 2015-02 had no impact on the Company's consolidated financial statements.

2.    EARNINGS PER COMMON SHARE

Basic earnings per Common Share is computed by dividing net income attributable to Common Shareholders by the weighted average Common Shares outstanding. At March 31, 2016, the Company has unvested LTIP Units (Note 13) which provide for non-forfeitable rights to dividend equivalent payments. Accordingly, these unvested LTIP Units are considered participating securities and are included in the computation of basic earnings per Common Share pursuant to the two-class method.

Diluted earnings per Common Share reflects the potential dilution of the conversion of obligations and the assumed exercises of securities including the effects of restricted share unit ("Restricted Share Units") and share option awards issued under the Company's Share Incentive Plans (Note 13). The effect of the assumed conversion of 188 Series A Preferred OP Units and 141,593 Series C Preferred OP Units into an aggregate 428,121 and 25,067 Common Shares, for the three months ended March 31, 2016 and March 31, 2015, respectively, would be dilutive and therefore are included in the computation of diluted earnings per share.

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

The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the periods indicated:

	Three Months Ended
	March 31,
(dollars in thousands, except per share amounts)	2016	2015
Numerator
Net income attributable to Common Shareholders	$28,925	$16,547
Less: net income attributable to participating securities	(365)	(240)
Net income attributable to Common Shareholders, net of income attributable to participating securities	28,560	16,307

Denominator
Weighted average shares for basic earnings per share	70,756	68,295
Effect of dilutive securities:
Employee Restricted Share Units and share options	16	40
Convertible Preferred OP Units	428	25
Denominator for diluted earnings per share	71,200	68,360

Basic and diluted earnings per Common Share attributable to Common Shareholders	$0.40	$0.24

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

3.	SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS

During the three months ended March 31, 2016, the Company issued 1.1 million Common Shares under its $200.0 million at-the-market ("ATM") equity program, generating gross proceeds of $35.7 million and net proceeds of $35.2 million. As of March 31, 2016, there is $91.6 million remaining under this program.

The net proceeds from the Company's ATM equity programs have been, and are anticipated to be, used by the Company primarily to fund Core Portfolio acquisitions, its capital contributions to the Funds and for general corporate purposes.

During the three months ended March 31, 2016, the Company issued 442,478 Common OP Units and 141,593 Series C Preferred OP Units to acquire real estate. The Series C Preferred OP Units have a value of $100.00 per unit and are entitled to a preferred quarterly distribution of $0.9375 per unit.

Noncontrolling interests represent the portion of equity in entities consolidated in the accompanying consolidated financial statements that the Company does not own. Such noncontrolling interests are reported on the Consolidated Balance Sheets within equity, separately from shareholders' equity, and include third party interests in the Company’s Funds and other entities. It also includes interests in the Operating Partnership which represent (i) the limited partners’ 3,357,760 and 2,931,198 Common OP Units at March 31, 2016 and December 31, 2015, respectively; (ii) 188 Series A Preferred OP Units at March 31, 2016 and December 31, 2015, respectively; (iii) 141,593 Series C Preferred OP Units at March 31, 2016 and (iv) 1,069,813 and 929,169 LTIP Units at March 31, 2016 and December 31, 2015, respectively.

4.    ACQUISITION AND DISPOSITION OF REAL ESTATE AND PROPERTIES HELD FOR SALE

Acquisitions

During 2016, the Company acquired the following properties through its Core Portfolio and Fund IV:

(dollars in thousands)
Property	GLA	Percent Owned	Type	Month of Acquisition	Purchase Price	Location	Assumption of Debt
Core Portfolio:
Gotham Plaza (1)	122,902	49%	Urban Retail Center	January	$39,808	New York, NY	$10,472
991 Madison Avenue (2)	6,920	100%	Street Retail	March	76,461	New York, NY	—
Total Core Portfolio	129,822				$116,269		$10,472

Fund IV:
1964 Union Street	3,817	90%	Street Retail	January	$2,250	San Francisco, CA	$1,463
Restaurants at Fort Point	15,711	100%	Urban Retail Center	January	11,500	Boston, MA	—
Total Fund IV	19,528				$13,750		$1,463

Total	149,350				$130,019		$11,935

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

4.    ACQUISITION AND DISPOSITION OF REAL ESTATE AND PROPERTIES HELD FOR SALE(continued)

Acquisitions (continued)

Notes:

(1) The Company acquired a 49% membership interest in this property for $39.8 million. The Company's pro-rata share of debt assumed was $10.5 million. In connection with this acquisition, the Company issued 442,478 Common OP Units and 141,593 Preferred OP Units.

(2) The purchase price represents the total discounted payments pursuant to a 49-year master lease entered into by the Company, which is accounted for as a capital lease. During the three months ended March 31, 2016, lease payments totaling $7.2 million were made under this lease.

For the three months ended March 31, 2016, the Company expensed $0.2 million of acquisition costs in each of the Core Portfolio and Fund IV.

Purchase Price Allocations

With the exception of 1964 Union Street, which was an asset acquisition, and 991 Madison Avenue, a master lease position, the above acquisitions have been accounted for as business combinations. The purchase prices were allocated to the acquired assets and assumed liabilities based on their estimated fair values at the dates of acquisition. The preliminary measurements of fair value reflected below are subject to change. The Company expects to finalize the valuations and complete the purchase price allocations within one year from the dates of acquisition.

The following table summarizes the Company's preliminary estimated allocations of the purchase prices of assets acquired and liabilities assumed during 2016 which have yet to be finalized:

(dollars in thousands)	Preliminary Purchase Price Allocations
Land	$23,192
Buildings and improvements	69,575
Debt assumed (included in Mortgage and other notes payable)	(21,371)
Total consideration	$71,396

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

4.    ACQUISITION AND DISPOSITION OF REAL ESTATE AND PROPERTIES HELD FOR SALE(continued)

Acquisitions (continued)

During 2015, the Company acquired properties and recorded the preliminary allocations of the purchase prices to the assets acquired and liabilities assumed based on provisional measurements of fair value. During 2016, the Company finalized the allocations of the purchase prices and made certain measurement period adjustments. The following table summarizes the preliminary allocations of the purchase prices of these properties as recorded as of December 31, 2015, and the finalized allocations as adjusted as of March 31, 2016:

(dollars in thousands)	Purchase Price Allocations as Originally Reported	Adjustments	Finalized Purchase Price Allocations
Land	$65,759	$1,258	$67,017
Buildings and improvements	204,532	(12,060)	192,472
Acquisition-related intangible assets (in Acquired lease intangibles, net)	—	20,326	20,326
Acquisition-related intangible liabilities (in Acquired lease intangibles, net)	—	(8,809)	(8,809)
Below market debt assumed (in Mortgage and other notes payable)	(9,765)	(715)	(10,480)
Total consideration	$260,526	$—	$260,526

Dispositions

During 2016, Fund III sold a 65% interest in Cortlandt Town Center for $107,250, resulting in a gain on sale of $65,393.

Properties Held For Sale

At March 31, 2016, the Company had one property classified as held-for-sale. At December 31, 2015, the Company had no properties classified as held-for-sale.

5.    INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

Core Portfolio

The Company owns a 49% interest in a 311,000 square foot shopping center located in White Plains, New York ("Crossroads"), a 50% interest in an approximately 28,000 square foot retail portfolio located in Georgetown, Washington D.C. (the "Georgetown Portfolio") and an 88.43% tenancy-in-common interest in an 87,000 square foot retail property located in Chicago, Illinois ("840 N. Michigan"). The Company accounts for these investments under the equity method as it has the ability to exercise significant influence, but does not have any rights with respect to financial or operating control.

During January 2016, the Company completed the acquisition of a 49% interest in an approximately 123,000 square foot retail property located in Manhattan, New York ("Gotham Plaza"), for a purchase price of $39.8 million. Consideration for this purchase consisted of the assumption of 49% of the existing debt of $21.4 million and the issuance of both Common and Preferred OP Units. The Company accounts for this investment under the equity method as it has the ability to exercise significant influence, but does not have any rights with respect to financial or operating control.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

5.    INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES (continued)

Funds

RCP Venture

The Funds, together with two unaffiliated partners formed an investment group, the RCP Venture, for the purpose of making investments in surplus or underutilized properties owned by retailers and, in some instances, the retailers' operating company. The RCP Venture is neither a single entity nor a specific investment and the Company has no control or rights with respect to the formation and operation of these investments. The Company has made these investments through its subsidiaries, Mervyns I, Mervyns II and Fund II, (together the "Acadia Investors"), all on a non-recourse basis. Through March 31, 2016, the Acadia Investors have made investments in Mervyns Department Stores ("Mervyns") and Albertsons including additional investments in locations that are separate from these original investments ("Add-On Investments"). Additionally, they have invested in Shopko, Marsh and Rex Stores Corporation (collectively "Other RCP Investments"). The Company accounts for its investments in Mervyns and Albertsons on the equity method as it has the ability to exercise significant influence, but does not have any rights with respect to financial or operating control. The Company accounts for its investments in its Add-On Investments and Other RCP Investments on the cost method as it does not have any influence over such entities' operating and financial policies nor any rights with respect to the control and operation of these entities. During the three months ended March 31, 2016, the Company received distributions from its RCP Venture of $0.1 million, of which the Operating Partnership's aggregate share was $0.02 million.

The following table summarizes activity related to the RCP Venture investments from inception through March 31, 2016:

(dollars in thousands)		Fund Share		Operating Partnership Share
Investment	Year Acquired	Invested Capital and Advances	Distributions	Invested Capital and Advances	Distributions
Mervyns	2004	$26,058	$48,648	$4,901	$11,821
Mervyns Add-On investments	2005/2008	7,547	9,272	1,252	2,017
Albertsons	2006	20,717	81,594	4,239	16,318
Albertsons Add-On investments	2006/2007	2,416	4,864	388	972
Shopko	2006	1,110	3,358	222	672
Marsh and Add-On investments	2006/2008	2,667	2,941	533	588
Rex Stores	2007	2,701	4,927	535	986
Total		$63,216	$155,604	$12,070	$33,374

Other Fund Investments

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

During January 2016, Fund III completed the disposition of a 65% interest in Cortlandt Town Center for a sales price of $107.3 million. The Company now accounts for this investment under the equity method as it has the ability to exercise significant influence, but does not have any rights with respect to financial or operating control.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

5.    INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES (continued)

Summary of Investments in Unconsolidated Affiliates

The following Aggregate and Condensed Balance Sheets and Statements of Income summarize the financial information of the Company’s investments in unconsolidated affiliates:

(dollars in thousands)	March 31, 2016	December 31, 2015
Aggregate and Condensed Balance Sheets
Assets
Rental property, net	$553,827	$302,976
Real estate under development	40,059	35,743
Investment in unconsolidated affiliates	6,853	6,853
Other assets	47,813	47,083
Total assets	$648,552	$392,655
Liabilities and partners’ equity
Mortgage notes payable	$340,417	$192,684
Other liabilities	22,950	21,945
Partners’ equity	285,185	178,026
Total liabilities and partners’ equity	$648,552	$392,655
Company’s investment in and advances to unconsolidated affiliates	$210,309	$173,277
Company's share of distributions in excess of income from, and investments in, unconsolidated affiliates	$(23,613)	$(13,244)

	Three Months Ended
	March 31,
(dollars in thousands)	2016	2015
Aggregate and Condensed Statements of Income
Total revenues	$13,372	$11,930
Operating and other expenses	(3,730)	(3,857)
Interest and other finance expense	(2,736)	(2,638)
Equity in earnings of unconsolidated affiliates	—	66,655
Depreciation and amortization	(3,880)	(2,307)
Net income	$3,026	$69,783

Company’s share of net income	$2,052	$6,691
Amortization of excess investment	(98)	(98)
Company’s equity in earnings of unconsolidated affiliates	$1,954	$6,593

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

6.    STRUCTURED FINANCING PORTFOLIO

As of March 31, 2016, the Company’s structured financing portfolio, consisted of notes receivable and preferred equity investments, aggregating $154.7 million. These investments were collateralized either by underlying properties, the borrowers' ownership interests in the entities that own properties and/or by the borrowers' personal guarantee subordinate, as applicable, to senior liens, as follows:

(dollars in thousands)
Description	Notes	Effective interest rate (1)	First Priority liens	Net Carrying Amounts of Structured Financing Portfolio as of March 31, 2016	Net Carrying Amounts of Structured Financing Portfolio as of December 31, 2015	Maturity date	Extension Options
First Mortgage Loan		6.0%		$15,000	$15,000	5/1/2016	1 x 12 Months
First Mortgage Loan	(2)	7.0%		13,250	—	7/13/2016	1 x 3 Months
First Mortgage Loan	(3)	8.8%		—	7,500	11/1/2016
Preferred Equity	(4)	8.1%		—	13,000	9/1/2017
First Mortgage Loan		LIBOR + 7.1%		26,000	26,000	6/25/2018	1 x 12 Months
Zero Coupon Loan	(5)	2.5%		30,424	30,234	5/31/2020
Mezzanine Loan		15.0%	166,200	30,879	30,879	11/9/2020
Preferred Equity	(6)	15.3%		14,000	—	1/13/2021	2 x 12 Months
First Mortgage Loan	(7)	7.7%		12,000	12,000	Demand
Individually less than 3%	(8) (9)	5.5% to 18.0%		13,126	12,575	4/1/2016 to 7/1/2017
Total				$154,679	$147,188
Notes:

(1) Includes origination and exit fees
(2) During January 2016, Fund IV made a $13.3 million loan, which is collateralized by a property, bears interest at 7.0% and matures on July 13, 2016.
(3) During February 2016, the Company received full principal repayment of this $7.5 million note.
(4) During February 2016, the Company received a payment of $13.4 million, which included $13.0 million of full principal repayment and $0.4 million of prepayment penalty representing interest through June 2016 on this preferred equity investment that was originally scheduled to mature on September 1, 2017.
(5) The principal balance for this loan, which requires no current payments of interest, is increased by the interest accrued.
(6) During January 2016, Fund IV made a preferred equity investment in a joint venture for $14.0 million. The investment has a mandatory redemption date of January 13, 2021 and earns a preferred return rate of 15.3%.
(7) Loan was non-performing as of March 31, 2016. Based on the value of the underlying collateral, no reserve has been established against this loan.
(8) During 2016, the Company advanced an additional $0.4 million on a loan collateralized by a property.
(9) Consists of four loans as of March 31, 2016.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

6.	STRUCTURED FINANCING PORTFOLIO (continued)

The Company monitors the credit quality of its notes receivable on an ongoing basis and considers indicators of credit quality such as loan payment activity, the estimated fair value of the underlying collateral, the seniority of the Company's loan in relation to other debt secured by the collateral and the prospects of the borrower. As of March 31, 2016, the Company held one non-performing note.

7.	DERIVATIVE FINANCIAL INSTRUMENTS

As of March 31, 2016, the Company's derivative financial instruments consisted of 16 interest rate swaps with an aggregate notional value of $305.7 million, which effectively fix the London Inter-Bank Offer Rate ("LIBOR") at rates ranging from 1.3% to 3.8% and mature between July 2018 and March 2025. The Company also has one derivative financial instrument with a notional value of $29.5 million which caps LIBOR at 4.0% and matures April 2018. The fair value of these derivative instruments that represent liabilities are included in other liabilities in the Consolidated Balance Sheets and totaled $12.4 million and $5.9 million at March 31, 2016 and December 31, 2015, respectively. The fair value of these derivative instruments representing assets are included in prepaid expenses and other assets in the Consolidated Balance Sheets and totaled $0.8 million at December 31, 2015. The notional value does not represent exposure to credit, interest rate, or market risks.

These derivative instruments have been designated as cash flow hedges and hedge the future cash outflows of variable-rate interest payments on mortgage and other debt. Such instruments are reported at their fair values as stated above. As of March 31, 2016 and December 31, 2015, unrealized losses totaling $11.5 million and $4.5 million, respectively, were reflected in accumulated other comprehensive loss on the Consolidated Balance Sheets.

As of March 31, 2016 and December 31, 2015, no derivatives were designated as fair value hedges, hedges of net investments in foreign operations or considered to be ineffective. Additionally, the Company does not use derivatives for trading or speculative purposes.

8.	MORTGAGE AND OTHER NOTES PAYABLE

The Company completed the following transactions related to mortgage notes payable during the three months ended March 31, 2016:

(dollars in thousands)			Borrowings			Repayments
Property	Date	Description	Amount	Interest Rate	Maturity Date	Amount	Interest Rate
Cortlandt Town Center	January	Repayment	$—			$83,070	LIBOR+1.85%
1964 Union Street	January	Assumption	1,463	3.8%	10/1/2025	—
Chicago Street Retail Portfolio	January	Repayment	—			14,955	5.62%
Total			$1,463			$98,025

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

9.    UNSECURED NOTES PAYABLE

The Company completed the following transactions related to its unsecured credit facilities during the three months ended March 31, 2016:

The Company repaid the remaining $20.8 million of its revolving unsecured credit facility.

The Company borrowed $7.5 million on its Fund II credit facility. The outstanding balance under this facility is $20.0 million as of March 31, 2016.

The Company repaid $9.2 million on its Fund IV subscription line. The outstanding balance under this facility is $82.7 million as of March 31, 2016.

The Company borrowed $5.6 million on its Fund IV term loan. The outstanding balance under this facility is $40.1 million as of March 31, 2016.

During January 2016, the Company closed on a $50.0 million unsecured term loan. The facility bears interest at LIBOR+1.30% and matures January 4, 2021.

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

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2016:

(dollars in thousands)	Level 1	Level 2	Level 3
Liabilities
Derivative financial instruments (Note 7)	$—	$12,450	$—

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

The Company has determined the estimated fair values of the following financial instruments within Level 2 of the hierarchy by discounting future cash flows utilizing a discount rate equivalent to the rate at which similar financial instruments would be originated at the reporting date:

(dollars in thousands)	March 31, 2016		December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Notes receivable and preferred equity investments, net	$154,679	$154,679	$147,188	$147,188
Mortgage and other notes payable	$1,296,558	$1,323,937	$1,358,606	$1,382,318

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

11.    RELATED PARTY TRANSACTIONS

The Company earned property management fees, construction, legal and leasing fees from its investments in unconsolidated affiliates totaling $0.1 million for each of the three months ended March 31, 2016 and 2015, respectively.

12.    SEGMENT REPORTING

The Company has three reportable segments: Core Portfolio, Funds and Structured Financing Portfolio. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates property performance primarily based on net operating income before depreciation, amortization and certain nonrecurring items. Investments in the Core Portfolio are typically held long-term. Given the contemplated finite life of the Funds, these investments are typically held for shorter terms. Fees earned by the Company as the general partner/managing member of the Funds are eliminated in the Company's consolidated financial statements. The Structured Financing Portfolio represents the Company's investments in notes receivable and preferred equity. The following tables set forth certain segment information for the Company, as of and for the three months ended March 31, 2016 and 2015, and does not include unconsolidated affiliates:

Three Months Ended March 31, 2016

(dollars in thousands)	Core Portfolio	Funds	Structured Financing Portfolio	Total
Revenues	$38,107	$9,938	$4,638	$52,683
Property operating expenses, other operating and real estate taxes	(8,562)	(3,431)	—	(11,993)
General and administrative expenses	(9,073)	(279)	—	(9,352)
Depreciation and amortization	(13,495)	(3,354)	—	(16,849)
Operating income	6,977	2,874	4,638	14,489
Equity in earnings of unconsolidated affiliates	592	1,362	—	1,954
Gain on disposition of properties	—	65,393	—	65,393
Interest and other finance expense	(6,764)	(1,274)	—	(8,038)
Income tax benefit	77	—	—	77
Net income	$882	$68,355	$4,638	$73,875
Noncontrolling interests
Net income attributable to noncontrolling interests	$(2,822)	$(42,128)	$—	$(44,950)
Net income attributable to Common Shareholders	$(1,940)	$26,227	$4,638	$28,925

Real Estate at Cost	$1,641,312	$1,104,902	$—	$2,746,214
Total Assets	$1,827,059	$1,166,589	$154,679	$3,148,327
Acquisition of Real Estate	$—	$12,287	$—	$12,287
Investment in Redevelopment and Improvements	$3,248	$34,215	$—	$37,463

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

12.    SEGMENT REPORTING (continued)

Three Months Ended March 31, 2015

(dollars in thousands)	Core Portfolio	Funds	Structured Financing Portfolio	Total
Revenues	$35,593	$13,480	$3,408	$52,481
Property operating expenses, other operating and real estate taxes	(9,691)	(6,452)	—	(16,143)
General and administrative expenses	(6,811)	(721)	—	(7,532)
Depreciation and amortization	(9,907)	(3,751)	—	(13,658)
Operating income	9,184	2,556	3,408	15,148
Equity in earnings of unconsolidated affiliates	434	6,159	—	6,593
Loss on debt extinguishment	—	(109)	—	(109)
Gain on disposition of property	—	27,143	—	27,143
Interest and other finance expense	(6,468)	(2,353)	—	(8,821)
Income tax provision	(480)	(937)	—	(1,417)
Net income	$2,670	$32,459	$3,408	$38,537
Noncontrolling interests
Net income attributable to noncontrolling interests	$(179)	$(21,811)	$—	$(21,990)
Net income attributable to Common Shareholders	$2,491	$10,648	$3,408	$16,547

Real Estate at Cost	$1,550,695	$953,607	$—	$2,504,302
Total Assets	$1,666,987	$1,105,319	$98,560	$2,870,866
Acquisition of Real Estate	$169,235	$51,036	$—	$220,271
Investment in Redevelopment and Improvements	$6,353	$34,141	$—	$40,494

13.    LONG-TERM INCENTIVE COMPENSATION

During the three months ended March 31, 2016, the Company issued 289,925 LTIP Units and 11,094 Restricted Share Units to employees of the Company pursuant to its Amended and Restated 2006 Share Incentive Plan (the "Share Incentive Plan"). These awards were measured at their fair value on the grant date, which was established as the market price of the Company's Common Shares as of the close of trading on the day preceding the grant date. The total value of the above Restricted Share Units and LTIP Units as of the grant date was $10.4 million, of which $1.9 million was recognized as compensation expense in 2015, and $8.5 million will be recognized as compensation expense over the vesting period. Compensation expense of $0.5 million has been recognized in the accompanying consolidated statements of income related to these awards for the three months ended March 31, 2016. Total long-term incentive compensation expense, including the expense related to the above-mentioned plans, was $1.9 million and $1.8 million for the three months ended March 31, 2016 and 2015, respectively.

In addition, members of the Board of Trustees have been issued units under the Share Incentive Plan. Total trustee fee expense related to these issuances was $0.2 million for each of the three months ended March 31, 2016 and 2015, respectively.

In 2009, the Company adopted the Long Term Investment Alignment Program (the "Program") pursuant to which the Company may grant awards to employees, entitling them to receive up to 25% of any potential future payments of Promote to the Operating Partnership from Funds III and IV. The Company has awarded units to employees representing 25.0% of the potential Promote payments from Fund III to the Operating Partnership and 9.3% of the potential Promote payments from Fund IV to the Operating Partnership. Payments to senior executives under the Program require further Board approval at the time any potential payments are due pursuant to these grants. Compensation relating to these awards will be recognized in each reporting period in which Board approval is granted.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

13.    LONG-TERM INCENTIVE COMPENSATION (continued)

As payments to other employees are not subject to further Board approval, compensation relating to these awards will be recorded based on the change in the estimated fair value at each reporting period in accordance with ASC Topic 718, "Compensation - Stock Compensation."

During the three months ended March 31, 2016, compensation expense of $1.5 million was recognized related to the Program in connection with Fund III.

The awards in connection with Fund IV were determined to have no value as of March 31, 2016.

14.    SUBSEQUENT EVENTS

During April 2016, the Company entered into a forward sale and an underwritten public offering of 3.6 million Common Shares, which, if settled in Common Shares, will result in gross proceeds of approximately $125.0 million, before any underwriting discount and offering expenses. The forward sale will settle on one or more dates occurring no later than approximately 12 months after the date of the offering.

During April 2016, Fund III completed the disposition of Heritage Shops in Chicago, Illinois for a sales price of $46.5 million.

During April 2016, the Company borrowed $130.0 million under its unsecured credit facility, and repaid $140.0 million of secured debt that was scheduled to mature July 1, 2016. Additionally, the Company received repayment on a note receivable with accrued interest to an affiliated third party of $42.7 million that was scheduled to mature November 9, 2020 and issued a new note for $153.4 million, which is secured by the affiliates interest in the related property, bears interest at 8.1% and matures April 30, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is based on our consolidated financial statements as of March 31, 2016 and December 31, 2015 and for each of the three months ended March 31, 2016 and 2015. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto ("Notes to Consolidated Financial Statements").

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results performance or achievements expressed or implied by such forward-looking statements. Such factors are set forth under the heading "Item 1A. Risk Factors" in our Form 10-K for the year ended December 31, 2015 (our "2015 Form 10-K") and include, among others, the following: general economic and business conditions, which will, among other things, affect demand for rental space, the availability and creditworthiness of prospective tenants, lease rents and the availability of financing; adverse changes in our real estate markets, including, among other things, competition with other companies; risks of real estate development, acquisition and investment; risks related to our use of leverage; demands placed on our resources due to the growth of our business; risks related to operating through a partnership structure; our limited control over joint venture investments; the risk of loss of key members of management; uninsured losses; REIT distribution requirements and ownership limitations; concentration of ownership by certain institutional investors; governmental actions and initiatives; and environmental/safety requirements. Except as required by law, we do not undertake any obligation to update or revise any forward-looking statements contained in this Form 10-Q.

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

As of March 31, 2016, we operated 151 properties, which we own or have an ownership interest in, within our Core Portfolio and Funds. These properties primarily consist of high-quality retail properties located in key street and urban retail corridors as well as suburban locations within high-barrier-to-entry, densely-populated metropolitan areas in the United States.

•	Core Portfolio

◦
Our Core Portfolio consists of those properties we either entirely own, or partially own in joint ventures, through the Operating Partnership, or subsidiaries thereof, not including those properties owned through our Funds. There are 92 properties in our Core Portfolio totaling 4.7 million square feet. As of March 31, 2016, the Core Portfolio physical occupancy was 96.3% and leased occupancy, which includes executed leases for which rent has not yet commenced, was 96.6%.

•	Funds

◦	Fund II has four properties, two of which (representing 0.3 million square feet) are operating, one of which is under construction, and one of which is in the design phase.

◦	Fund III has 10 properties, seven of which (representing 1.1 million square feet) are operating and three of which are in various stages of redevelopment.

◦
Fund IV has investments in 20 individual properties, 16 of which (representing 1.0 million square feet) are operating and 4 of which are in various stages of development. In addition, Fund IV is invested in a portfolio of 25 properties (the Broughton Street Portfolio), 14 of which are operating and 11 of which are in various stages of development.

CRITICAL ACCOUNTING POLICIES

Management's discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no material changes to the items that we disclosed as our critical accounting policies under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in our 2015 Form 10-K.

RESULTS OF OPERATIONS
A discussion of the significant variances and primary factors contributing thereto within our results of operations are addressed below. Where there were no significant variances from period to period, the information in the following tables is presented without further discussion:

Comparison of the three months ended March 31, 2016 ("2016") to the three months ended March 31, 2015 ("2015")

(dollars in millions)	2016			2015
Revenues	Core Portfolio	Funds	Structured Financing Portfolio	Core Portfolio	Funds	Structured Financing Portfolio
Rental income	$30.4	$8.2	$—	$28.5	$9.7	$—
Interest income	—	—	4.6	—	—	3.4
Expense reimbursements	6.5	1.4	—	6.7	3.4	—
Other	1.2	0.3	—	0.4	0.4	—
Total revenues	$38.1	$9.9	$4.6	$35.6	$13.5	$3.4

Rental income in the Core Portfolio increased $1.9 million primarily as a result of additional rents from property acquisitions in 2015 and 2016 ("Core Acquisitions"). Rental income in the Funds decreased $1.5 million due to decreases of $2.4 million relating to property dispositions in 2015 and 2016 ("Fund Dispositions"). These decreases were partially offset by property acquisitions in 2015 and 2016 ("Fund Acquisitions").

The $1.2 million increase in interest income in the Structured Financing Portfolio was primarily the result of new loans originated during 2015 and 2016.

Expense reimbursements in the Funds decreased $2.0 million primarily due to Fund Dispositions and a decrease in property operating expenses during 2016.

(dollars in millions)	2016			2015
Operating Expenses	Core Portfolio	Funds	Structured Financing Portfolio	Core Portfolio	Funds	Structured Financing Portfolio
Property operating	$3.9	$1.6	$—	$5.1	$2.6	$—
Other operating	0.2	0.1	—	0.5	1.6	—
Real estate taxes	4.5	1.7	—	4.1	2.2	—
General and administrative	9.1	0.3	—	6.8	0.7	—
Depreciation and amortization	13.5	3.4	—	9.9	3.8	—
Total operating expenses	$31.2	$7.1	$—	$26.4	$10.9	$—

Property operating expenses in the Core Portfolio decreased $1.2 million primarily as a result of lower seasonal costs during 2016. Property operating expenses in the Funds decreased $1.0 million primarily as a result of lower seasonal costs during 2016 and Fund Dispositions.

Other operating expenses in the Funds decreased $1.5 million as a result of lower acquisition costs during 2016.

General and administrative in the Core Portfolio increased $2.3 million due to increased compensation expense, which included $1.5 million related to the Program (Note 13).

The $3.6 million increase in depreciation and amortization in the Core Portfolio was attributable to Core Acquisitions.

(dollars in millions)	2016			2015
Other	Core Portfolio	Funds	Structured Financing Portfolio	Core Portfolio	Funds	Structured Financing Portfolio
Equity in earnings of unconsolidated affiliates	$0.6	$1.4	$—	$0.4	$6.2	$—
Loss on debt extinguishment	—	—	—	—	(0.1)	—
Gain on disposition of properties	—	65.4	—	—	27.1	—
Interest and other finance expense	(6.8)	(1.3)	—	(6.5)	(2.4)	—
Income tax benefit (provision)	0.1	—	—	(0.5)	(0.9)	—
Net income attributable to noncontrolling interests -
- Continuing operations	(2.8)	(42.1)	—	(0.2)	(21.8)	—

Equity in earnings of unconsolidated affiliates in the Funds decreased $4.8 million primarily as a result of additional distributions in excess of basis from the RCP Venture in 2015.

The gain on disposition of properties in the Funds during 2016 represents our gain on sale from Cortlandt Town Center. Gain on disposition of properties in the Funds in 2015 represents our gain on sale from Lincoln Park Center.

Interest and other finance expense in the Funds decreased $1.1 million primarily due to a $1.5 million increase in capitalized interest related to our City Point redevelopment project during 2016, offset by a $0.5 million increase related to higher average interest rates during 2016.

The variance in the income tax benefit (provision) in the Funds resulted from a 2015 corporate federal tax incurred by a Fund IV investor.

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
	2016	2015
Consolidated Operating Income	$14.5	$15.1
Add back:
General and administrative	9.4	7.5
Depreciation and amortization	16.8	13.7
Less:
Interest income	(4.6)	(3.4)
Above/below market rent, straight-line rent and other adjustments	(3.5)	(0.5)
Consolidated NOI	32.6	32.4
Less: Noncontrolling interest in consolidated NOI	(7.1)	(9.4)
Less: Operating Partnership's interest in Fund NOI included above	(1.3)	(1.6)
Add: Operating Partnership's share of unconsolidated joint ventures NOI [1]	3.3	2.5
Core Portfolio NOI	$27.5	$23.9

Note:

(1) Does not include the Operating Partnership's share of NOI from unconsolidated joint ventures within the Funds

Same-property NOI includes properties in our Core Portfolio that we owned for both the current and prior periods presented, but excludes those properties which we acquired, sold or expected to sell, and redeveloped during these periods. We define a redevelopment property as an asset that is being repositioned in its market or undergoing significant renovation. Redevelopment activities involve taking a substantial portion of leasable space temporarily out of service and typically include structural work, demising of existing space and/or facade renovation. The following table summarizes same-property NOI for our Core Portfolio for the three months ended March 31, 2016 and 2015:

(dollars in millions)
Reconciliation of Core Portfolio NOI to Same-Property NOI
	Three Months Ended
	March 31,
	2016	2015
Core Portfolio NOI	$27.5	$23.9
Less: properties excluded from Same-Property NOI	(3.3)	(0.6)
Same-Property NOI	$24.2	$23.3

Percent change from 2015	3.6%

Components of Same-Property NOI
Same-Property Revenues	$31.7	$31.5
Same-Property Operating Expenses	(7.5)	(8.2)
Same-Property NOI	$24.2	$23.3

The increase in Same-Property NOI in the Core Portfolio for the three months ended March 31, 2016 were primarily attributable to contractual rent increases and the realization of rent increases from below-market leases.

The following table summarizes rent spreads on both a cash basis and straight-line basis for new and renewal leases based on leases executed within our Core Portfolio during the three months ended March 31, 2016. Cash basis represents a comparison of rent most recently paid on the previous lease as compared to the initial rent paid on the new lease. Straight-line basis represents a comparison of rents as adjusted for contractual escalations, abated rent and lease incentives for the same comparable leases.

Rent Spreads on New and Renewal Leases - Core Portfolio
	Three Months Ended
	March 31, 2016
Core Portfolio New and Renewal Leases	Cash Basis	Straight-Line Basis (GAAP)
Number of new and renewal leases executed	12	12
Gross leasable area	43,015	43,015
New average base rent	$27.36	$26.39
Expiring average base rent	$24.99	$25.33
Percent growth in average base rent	9.5%	4.2%
Average cost per square foot (1)	$25.07	$25.07
Weighted average lease term (years)	8.2	8.2
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

The reconciliation of net income to FFO for the three months ended March 31, 2016 and 2015 is as follows:

	Three Months Ended
	March 31,
(amounts in millions, except per share amounts)	2016	2015
Funds From Operations
Net income attributable to Common Shareholders	$28.9	$16.5
Depreciation of real estate and amortization of leasing costs (net of noncontrolling interests’ share)	15.3	10.9
Gain on sale (net of noncontrolling interests’ share)	(15.1)	(5.4)
Income attributable to Common OP Unit holders	2.0	1.0
Funds from operations attributable to Common Shareholders and Common OP Unit holders	$31.1	$23.0
Funds From Operations per Share - Diluted
Weighted average number of Common Shares and Common OP Units	75.8	72.6
Diluted funds from operations, per Common Share and Common OP Unit	$0.41	$0.32

USES OF LIQUIDITY

Our principal uses of liquidity are (i) distributions to our shareholders and OP unit holders, (ii) investments which include the property acquisitions and redevelopment/re-tenanting activities within our Core Portfolio and the funding of our capital committed to the Funds, (iii) distributions to our Fund investors and (iv) debt service and loan repayments.

Distributions

In order to qualify as a REIT for Federal income tax purposes, we must currently distribute at least 90% of our taxable income to our shareholders. For the three months ended March 31, 2016, we paid dividends and distributions on our Common Shares, Common OP Units and LTIP Units totaling $37.6 million. This amount included an $18.8 million special dividend which related to the Operating Partnership's share of cash proceeds from property dispositions during 2015. The balance of the distribution was funded from the Operating Partnership's share of operating cash flow.

Distributions of $47.0 million were made to noncontrolling interests in Fund III during the three months ended March 31, 2016. This resulted from proceeds following the disposition of Cortlandt Town Center as discussed in Note 4 to the Notes to Consolidated Financial Statements.

Investments

Core Portfolio

For the three months ended March 31, 2016, we acquired two properties for an aggregate purchase price of $116.3 million. This was funded primarily through the issuance of OP Units and the assumption of our pro-rata share of debt. See Note 4 to the Notes to Consolidated Financial Statements for a discussion of these investments.

We currently have an acquisition pipeline of $156.3 million under contract, including $59.7 million of mortgage indebtedness with various lenders that we expect to assume in connection with this pipeline. As this acquisition pipeline is subject to customary closing conditions, no assurance can be given that closing will be successfully completed.

Structured Financing Portfolio

As of March 31, 2016, our structured financing portfolio aggregated $154.7 million with related accrued interest of $15.9 million. The notes were collateralized by the underlying properties, the borrower's ownership interest in the entities that own the properties and/or by the borrower's personal guarantee. Effective interest rates on our notes receivable ranged from 2.5% to 18.0% with maturities from April 2016 through January 2021.

During 2016, we have made investments aggregating $27.8 million in our structured financing portfolio. See Note 6 in the Notes to the Consolidated Financial Statements for a discussion of these investments.

Funds

During 2016, Fund IV has acquired two properties for an aggregate purchase price of $13.8 million, of which the Operating Partnership's share was $3.0 million. See Note 4 to the Notes to Consolidated Financial Statements for a discussion of these investments.

As part of our Fund investment strategy, we acquire real estate assets that require significant redevelopment. As of March 31, 2016, we had 10 redevelopment projects, four of which are under construction and six of which are in various stages of development as follows:

(dollars in millions)
Property	Owner	Costs to date	Anticipated additional costs (1)	Status	Anticipated square feet upon completion	Anticipated completion dates
City Point (2) (3)	Fund II	$366.7	$23.3 - $43.3	Construction commenced	763,000	2016/2020
Sherman Plaza	Fund II	35.9	To be determined	Pre-construction	To be determined	To be determined
Cortlandt Crossing	Fund III	15.2	31.8 - 40.8	Pre-construction	150,000 - 170,000	2017
3104 M Street NW	Fund III	7.5	0.5 - 1.5	Construction commenced	10,000	2016
Broad Hollow Commons	Fund III	14.6	35.4 - 45.4	Pre-construction	180,000 - 200,000	2016
210 Bowery	Fund IV	13.3	5.2 - 9.2	Construction commenced	16,000	2016
Broughton Street Portfolio	Fund IV	66.1	18.9 - 23.9	Construction commenced	200,000	2016
27 E. 61st Street	Fund IV	21.4	1.4 - 5.4	Pre-construction	9,500	2016
801 Madison Avenue	Fund IV	33.6	2.4 - 7.4	Pre-construction	5,000	2016
650 Bald Hill Road	Fund IV	13.0	14.5 - 19.5	Pre-construction	161,000	2016
Total		$587.3	$133.4 - $196.4

Notes:

(1) Anticipated additional costs are estimated ranges for completing the projects and include costs for tenant improvements and leasing commissions. The Operating Partnership's share of these costs are estimated to range from $33.0 million to $48.9 million.
(2) Phases I and II have an estimated completion date of 2016. Phase III has an estimated completion date of 2020.
(3) Net of actual and anticipated contributions from retail tenants and proceeds from residential tower sales. In addition, costs to date and anticipated additional costs excludes Tower I. Costs to date are reduced by $5.3 million relating to the New Markets Tax Credits received.

Debt Service and Loan Repayments

For the three months ended March 31, 2016 the Company repaid six loans with an aggregate principal balance of $98.0 million. See Note 8 to the Notes to Consolidated Financial Statements for a discussion of these repayments. In addition, the Company made scheduled amortization payments totaling $1.5 million during the three months ended March 31, 2016.

Share Repurchase

We have an existing share repurchase program that authorizes management, at its discretion, to repurchase up to $20.0 million of our outstanding Common Shares. The program may be discontinued or extended at any time and there is no assurance that we will purchase the full amount authorized. Under this program we have repurchased 2.1 million Common Shares, none of which were repurchased after December 2001. As of March 31, 2016, management has remaining authority to repurchase up to approximately $7.5 million of our outstanding Common Shares under this program.

SOURCES OF LIQUIDITY

Our principal sources of liquidity include (i) the issuance of both Common Shares and OP Units, (ii) the issuance of both secured and unsecured debt, (iii) unfunded capital commitments from noncontrolling interests within our Funds III and IV of $47.1 million and $231.6 million, respectively, (iv) future sales of existing properties, (v) cash on hand of $84.9 million as of March 31, 2016 and (vi) future cash flows from operating activities.

Issuance of Equity

During May 2014, we filed a universal, unlimited shelf registration on Form S-3. The registration is effective through May 2017 and allows the Company to issue Common Shares, Preferred Shares, debt securities and other securities with no restrictions on the amount.

During 2016, we have issued 1.1 million Common Shares under our at-the-market ("ATM") equity program for net proceeds of $35.2 million. See Note 3 in the Notes to Consolidated Financial Statements for additional information related to our ATM equity program.

During 2016, we issued 442,478 Common OP Units and 141,593 Series C Preferred OP Units to acquire real estate (Note 3).

During April 2016, we entered into a forward sale and an underwritten public offering of 3.6 million Common Shares, which will result in gross proceeds of approximately $125.0 million, before any underwriting discount and offering expenses. The forward sale will settle on one or more dates occurring no later than approximately 12 months after the date of the offering.

Asset Sales

During January 2016, we completed the disposition of a 65% interest in Fund III's Cortlandt Town Center for $107.3 million. The Operating Partnership's share of net proceeds was $19.9 million.

During April 2016, Fund III completed the disposition of Heritage Shops in Chicago, Illinois for a sales price of $46.5 million. The Operating Partnership's share of net proceeds, net of the repayment of debt was $8.7 million.

See Note 4 in the Notes to the Consolidated Financial Statements for additional information related to our asset dispositions.

Structured Financing Portfolio Repayments

During 2016, we have received repayments in our structured financing portfolio aggregating $20.5 million. See Note 6 in the Notes to Consolidated Financial Statements, for further information of our notes receivable and preferred equity investments, and for payments received during the three months ended March 31, 2016.

Debt Financings

During the three months ended March 31, 2016, we received loan proceeds of $136.6 million, and made repayments of $201.0 million. See Notes 8 and 9 in the Notes to Consolidated Financial Statements for additional information on the transactions related to mortgage loans, bond financing and credit facilities completed during the three months ended March 31, 2016.

As of March 31, 2016, mortgages, other notes payable and unsecured notes payable aggregated $1,306.0 million, excluding unamortized premium and unamortized loan costs, collateralized by 34 properties and related tenant leases. Interest rates on our outstanding mortgage indebtedness and other notes payable ranged from 1.00% to 6.65% with maturities that ranged from May 2016 to October 2025. Taking into consideration $305.7 million of notional principal under variable to fixed-rate swap agreements currently in effect, $844.1 million of the mortgages and other notes payable, or 64.6%, was fixed at a 5.16% weighted average interest rate and $461.9 million, or 35.4% was floating at a 2.29% weighted average interest rate as of March 31, 2016. There is $449.0 million of debt maturing in 2016 at a weighted average interest rate of 3.86%. In addition, there is $3.9 million of scheduled principal amortization due in 2016. As it relates to the maturing debt in 2016, we may not have sufficient cash on hand to repay such indebtedness, and, therefore, we expect to refinance at least a portion of this indebtedness or select other alternatives based on market conditions as these loans mature.

The following table sets forth certain information pertaining to our secured and unsecured credit facilities:

(dollars in millions) Borrower	Total amount of credit facility	Amount borrowed as of December 31, 2015	Net borrowings (repayments) during the three months ended March 31, 2016	Amount borrowed as of March 31, 2016	Letters of credit outstanding as of March 31, 2016	Amount available under credit facilities as of March 31, 2016
Unsecured Line (1)	$150.0	$20.8	$(20.8)	$—	$17.5	$132.5
Term Loan	50.0	50.0	—	50.0	—	—
Term Loan	50.0	50.0	—	50.0	—	—
Term Loan	50.0	50.0	—	50.0	—	—
Term Loan	50.0	—	50.0	50.0		—
Fund II Line	25.0	12.5	7.5	20.0	—	5.0
Fund IV revolving subscription line (2)	150.0	91.9	(9.2)	82.7	—	67.3
Fund IV Term Loan	50.0	34.5	5.6	40.1	—	9.9
Total	$575.0	$309.7	$33.1	$342.8	$17.5	$214.7

Notes:

(1) This is a revolving credit facility.
(2) The Fund IV revolving subscription line of credit is secured by unfunded investor capital commitments.

The following table summarizes our mortgage and other indebtedness as of March 31, 2016 and December 31, 2015:

(dollars in millions)	Principal Outstanding as of
Description of Debt and Collateral	3/31/16	12/31/15	Interest Rate	Maturity	Payment Terms
Variable-rate debt
Secured debt
Cortlandt Town Center	$—	$83.1	LIBOR+1.65%	10/26/2015	Monthly principal and interest
Nostrand Avenue	11.4	11.5	LIBOR+2.65%	5/1/2016	Monthly principal and interest
Broughton Street Portfolio	20.0	20.0	LIBOR+3.00%	5/5/2016	Interest only monthly
640 Broadway	22.0	22.1	LIBOR+2.95%	7/1/2016	Monthly principal and interest
City Point	20.0	20.0	LIBOR+1.70%	8/23/2016	Interest only monthly
City Point	62.0	62.0	Sifma+1.60%	12/1/2016	Interest only monthly
Heritage Shops	24.5	24.5	LIBOR+1.55%	2/28/2017	Monthly principal and interest
654 Broadway	8.8	8.8	LIBOR+1.88%	3/1/2017	Monthly principal and interest
New Hyde Park Shopping Center	11.1	11.2	LIBOR+1.85%	5/1/2017	Monthly principal and interest
938 W. North Avenue	12.5	12.5	LIBOR+2.35%	5/1/2017	Interest only monthly
1151 Third Avenue	12.5	12.5	LIBOR+1.75%	6/3/2017	Interest only monthly
210 Bowery	4.7	4.6	LIBOR+2.12%	10/15/2017	Interest only monthly
161st Street	29.5	29.5	LIBOR+2.50%	4/1/2018	Interest only monthly
664 North Michigan Avenue	42.8	43.1	LIBOR+1.65%	6/28/2018	Monthly principal and interest
Paramus Plaza	14.1	13.4	LIBOR+1.70%	2/20/2019	Interest only monthly
Lake Montclair	14.8	14.9	LIBOR+2.15%	5/1/2019	Monthly principal and interest
17 E. 71st Street	19.0	19.0	LIBOR+1.90%	6/9/2020	Interest only monthly
1035 Third Avenue	42.0	42.0	LIBOR+2.09%	1/27/2021	Interest only monthly
City Point	19.9	20.0	LIBOR+1.39%	11/1/2021	Monthly principal and interest
3104 M Street	4.1	3.0	Prime+0.50%	12/10/2021	Interest only monthly
4401 White Plains Road	6.0	6.0	LIBOR+1.90%	9/1/2022	Monthly principal and interest
28 Jericho Turnpike	15.2	15.3	LIBOR+1.90%	1/23/2023	Monthly principal and interest
60 Orange Street	7.9	8.0	LIBOR+1.75%	4/3/2023	Monthly principal and interest
Sub-total mortgage notes payable	424.8	507.0
Unsecured debt
Fund II Line	20.0	12.5	LIBOR+2.75%	10/9/2016	Interest only monthly
Fund IV revolving subscription line	82.7	91.9	LIBOR+1.65%	11/18/2016	Interest only monthly
Fund IV Term Loan	40.1	34.5	LIBOR+2.75%	2/9/2017	Interest only monthly
Unsecured Line	—	20.8	LIBOR+1.40%	1/31/2018	Interest only monthly
Term Loan	50.0	50.0	LIBOR+1.30%	11/25/2019	Interest only monthly
Term Loan	50.0	50.0	LIBOR+1.40%	7/2/2020	Interest only monthly
Term Loan	50.0	50.0	LIBOR+1.60%	12/18/2020	Interest only monthly
Term Loan	50.0	—	LIBOR+1.30%	1/4/2021	Interest only monthly
Sub-total unsecured debt	342.8	309.7
Interest rate swaps (1)	(305.7)	(256.5)
Total variable-rate debt	461.9	560.2

(dollars in millions)	Principal Outstanding as of
Description of Debt and Collateral	3/31/16	12/31/15	Interest Rate	Maturity	Payment Terms
Fixed-rate debt
Chicago Street Retail Portfolio	—	15.0	5.62%	2/1/2016	Monthly principal and interest
330-340 River Street	10.4	10.4	5.24%	5/1/2016	Monthly principal and interest
Brandywine (2)	166.2	166.2	6.00%	7/1/2016	Interest only monthly
Rhode Island Place Shopping Center	15.7	15.7	6.35%	12/1/2016	Monthly principal and interest
City Point	19.0	19.0	1.25%	12/1/2016	Interest only monthly
239 Greenwich Avenue	26.0	26.0	5.42%	2/11/2017	Interest only monthly
639 West Diversey	4.1	4.1	6.65%	3/1/2017	Monthly principal and interest
Merrillville Plaza	25.1	25.1	5.88%	8/1/2017	Monthly principal and interest
Bedford Green	29.0	29.2	5.10%	9/5/2017	Monthly principal and interest
216th Street	25.5	25.5	5.80%	10/1/2017	Interest only monthly
City Point	5.3	5.3	1.00%	8/23/2019	Interest only monthly
City Point	200.0	200.0	4.75%	5/29/2020	Interest only monthly
163 Highland Avenue	9.5	9.6	4.66%	2/1/2024	Monthly principal and interest
1964 Union Street	1.5	—	3.80%	10/1/2025	Interest only monthly
2207 Filmore Street	1.1	1.1	4.50%	10/31/2025	Interest only monthly
Interest rate swaps (1)	305.7	256.5
Total fixed-rate debt	844.1	808.7
Total debt	1,306.0	1,368.9
Unamortized loan costs	(11.2)	(11.7)
Unamortized premium	1.7	1.4
Total debt, net	$1,296.5	$1,358.6

Notes:

(1) Represents the amount of our variable-rate debt that has been fixed through certain cash flow hedge transactions. See Note 7 to the Notes to Consolidated Financial Statements for a discussion of these transactions.
(2) Comprised of four loans, one of which was in default as of March 31, 2016.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

At March 31, 2016, maturities on our mortgages and other notes payable ranged from May 2016 to October 2025. In addition, we have non-cancelable ground leases, with terms expiring between 2020 and 2078, at five of our properties. We also lease space for our corporate headquarters for a term expiring in 2027. The following table summarizes our debt maturities, obligations under non-cancelable operating and capital leases and construction contracts as of March 31, 2016:

(dollars in millions)	Payments due by period
Contractual obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Future debt maturities	$1,306.0	$557.1	$207.8	$432.5	$108.6
Interest obligations on debt	125.2	39.8	46.7	28.5	10.2
Lease obligations (1)	216.6	3.7	12.7	10.9	189.3
Construction commitments	83.6	83.6	—	—	—
Total	$1,731.4	$684.2	$267.2	$471.9	$308.1

(1) The ground lease expiring during 2078 has an option to purchase the underlying land during 2031. If we do not exercise the option, the rents that will be due are based on future values and as such are not determinable at this time. Accordingly, the above table does not include rents for this lease beyond 2031.

HISTORICAL CASH FLOW

The following table compares the historical cash flows for the three months ended March 31, 2016 ("2016") with the cash flow for the three months ended March 31, 2015 ("2015"):

	Three Months Ended March 31,
(dollars in millions)	2016	2015	Change
Net cash provided by operating activities	$18.0	$26.6	$(8.6)
Net cash provided by (used in) investing activities	72.8	(235.1)	307.9
Net cash (used in) provided by financing activities	(78.7)	110.5	(189.2)
Total	$12.1	$(98.0)	$110.1

A discussion of the significant changes in cash flows for 2016 compared to 2015 is as follows:

Operating Activities

Our operating activities used $8.6 million of additional cash during 2016, primarily from the following:

•	An upfront payment of a capital lease obligation during 2016

Investing Activities

During 2016, we used $307.9 million less cash for investing activities, primarily due to the following:

•	$241.0 million less cash was used for the acquisition of real estate

•	$41.3 million increase in cash received from the disposition of properties

•	$32.3 million increase in cash collected from the return of capital from unconsolidated affiliates

These items were partially offset by:

•	$6.7 million of additional cash was issued for notes receivable, net of repayments

Financing Activities

Our financing activities used $196.7 million more cash during 2016, primarily from the following:

•	Cash provided from net borrowings decreased $228.9 million

•	$29.8 million of additional cash distributed to noncontrolling interests

These items were partially offset by:

•	$46.3 million of additional cash contributed from noncontrolling interests

•	$13.4 million more cash received from the issuance of Common Shares

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

See Note 5 of the Notes to Consolidated Financial Statements for a discussion of our unconsolidated investments. Our pro-rata share of debt related to these unconsolidated investments is as follows:

(dollars in millions)	Operating Partnership
Investment	Pro-rata share of mortgage debt	Interest rate at March 31, 2016	Maturity Date
Promenade at Manassas	$5.7	1.84%	November 2016
1701 Belmont Avenue	0.7	4.00%	January 2017
Arundel Plaza	2.2	2.44%	April 2017
2819 Kennedy Boulevard	1.6	2.59%	December 2017
Eden Square	3.6	2.44%	December 2017
230/240 W. Broughton	1.0	2.34%	May 2018
Crossroads	33.1	3.94%	October 2024
840 N. Michigan	65.0	4.36%	February 2025
Georgetown Portfolio	8.7	4.72%	December 2027
Cortlandt Town Center	8.0	2.19%	January 2020
Gotham Plaza	10.4	2.04%	June 2023
Total	$140.0

Note:

In addition, we have arranged for the provision of two separate letters of credit in connection with certain leases and investments. As of March 31, 2016, there was no outstanding balance under the letters of credit. If the letters of credit were fully drawn, the maximum amount of our exposure would be $17.5 million.

In addition to our derivative financial instruments, two of our unconsolidated affiliates are parties to one interest rate LIBOR swap and one interest rate LIBOR cap with notional values of $21.3 million and $93.0 million, respectively. The interest rate LIBOR swap effectively fixes the interest rate at 3.49% and expires in June 2023. The interest rate LIBOR cap is at 3.00% and expires in February 2029. Our pro-rata share of the fair value of such affiliates' derivative liabilities, net totaled $0.4 million as of March 31, 2016.

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

Currently, we manage our exposure to fluctuations in interest rates primarily through the use of fixed-rate debt and interest rate swap and cap agreements. As of March 31, 2016, we had total mortgage debt and other notes payable of $1,306.0 million, net of unamortized premium and unamortized loan costs, of which $844.1 million or 64.6% was fixed-rate, inclusive of interest rate swaps, and $461.9 million or 35.4% was variable-rate based upon certain indices, primarily LIBOR, plus certain spreads. As of March 31, 2016, we were a party to 16 interest rate swap transactions and one interest rate caps to hedge our exposure to changes in interest rates with respect to $305.7 million and $29.5 million of LIBOR-based variable-rate debt, respectively.

Of our total consolidated outstanding debt, $453.0 million and $225.5 million will become due in 2016 and 2017, respectively. As we intend on refinancing some or all of such debt at the then-existing market interest rates, which may be greater than the current interest rate, our interest expense would increase by approximately $6.8 million annually if the interest rate on the refinanced debt increased by 100 basis points. After giving effect to noncontrolling interests, our share of this increase would be $2.4 million.

Interest expense on our consolidated variable-rate debt, net of variable to fixed-rate swap agreements currently in effect, as of March 31, 2016 would increase by $4.6 million annually if the indices increased by 100 basis points. After giving effect to noncontrolling interests, our share of this increase would be $1.0 million. We may seek additional variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, we would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.

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

Item 1A. Risk Factors.
The most significant risk factors applicable to us are described in Item 1A. of our 2015 Form 10-K. There have been no material changes to those previously-disclosed risk factors.
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

ACADIA REALTY TRUST

April 29, 2016	/s/ Kenneth F. Bernstein Kenneth F. Bernstein President and Chief Executive Officer (Principal Executive Officer)

April 29, 2016	/s/ Jonathan W. Grisham Jonathan W. Grisham Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to rule 13a–14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
31.2	Certification of Chief Financial Officer pursuant to rule 13a–14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Document*
101.DEF	XBRL Taxonomy Extension Definitions Document*
101.LAB	XBRL Taxonomy Extension Labels Document*
101.PRE	XBRL Taxonomy Extension Presentation Document*
*
Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Note:
(1)	Filed herewith.