Form 10-Q
period 2016-06-30
ACADIA REALTY TRUST
filed 2016-07-27
CIK 899629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or
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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒
As of July 27, 2016 there were 75,670,695 common shares of beneficial interest, par value $.001 per share, outstanding.

ACADIA REALTY TRUST AND SUBSIDIARIES

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements.

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(dollars in thousands)	June 30, 2016	December 31, 2015
ASSETS	(unaudited)
Operating real estate
Land	$477,205	$514,120
Buildings and improvements	1,499,033	1,593,350
Construction in progress	24,365	19,239
	2,000,603	2,126,709
Less: accumulated depreciation	265,174	298,703
Net operating real estate	1,735,429	1,828,006
Real estate under development	647,142	609,574
Notes receivable and preferred equity investments	273,542	147,188
Investments in and advances to unconsolidated affiliates	284,238	173,277
Cash and cash equivalents	83,853	72,776
Cash in escrow	18,709	26,444
Restricted cash	10,840	10,840
Rents receivable, net	38,217	40,425
Deferred charges, net	23,423	22,568
Acquired lease intangibles, net	61,795	52,593
Prepaid expenses and other assets	57,852	48,628
Total assets	$3,235,040	$3,032,319

LIABILITIES
Mortgage and other notes payable, net of unamortized loan costs of $9,665 and $10,567, respectively, and unamortized premiums of $1,462 and $1,364, respectively	$799,264	$1,050,051
Unsecured notes payable, net of unamortized loan costs of $1,225 and $1,155, respectively	445,501	308,555
Distributions in excess of income from, and investments in, unconsolidated affiliates	24,013	13,244
Accounts payable and accrued expenses	38,343	38,754
Dividends and distributions payable	20,162	37,552
Acquired lease intangibles, net	37,489	31,809
Other liabilities	109,351	31,000
Total liabilities	1,474,123	1,510,965

EQUITY
Shareholders' Equity
Common shares, $.001 par value, authorized 100,000,000 shares; issued and outstanding 74,772,581 and 70,258,415 shares, respectively	75	70
Additional paid-in capital	1,287,854	1,092,239
Accumulated other comprehensive loss	(15,220)	(4,463)
Retained earnings	22,919	12,642
Total shareholders’ equity	1,295,628	1,100,488
Noncontrolling interests	465,289	420,866
Total equity	1,760,917	1,521,354
Total liabilities and equity	$3,235,040	$3,032,319
See accompanying notes

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except per share amounts)	2016	2015	2016	2015
Revenues
Rental income	$35,186	$39,784	$73,776	$77,971
Interest income	7,415	3,985	12,053	7,393
Expense reimbursements	7,769	7,825	15,728	17,891
Other	963	1,567	2,459	2,387
Total revenues	51,333	53,161	104,016	105,642
Operating Expenses
Property operating	5,105	6,196	10,642	13,927
Other operating	538	599	829	2,719
Real estate taxes	5,640	6,419	11,805	12,711
General and administrative	8,521	8,005	17,873	15,537
Depreciation and amortization	14,678	13,903	31,527	27,561
Impairment of asset	—	5,000	—	5,000
Total operating expenses	34,482	40,122	72,676	77,455
Operating income	16,851	13,039	31,340	28,187
Equity in earnings of unconsolidated affiliates	1,740	3,406	3,694	9,999
Gain on disposition of property of unconsolidated affiliates	—	17,105	—	17,105
Loss on debt extinguishment	(15)	(25)	(15)	(134)
Gain on disposition of properties	16,572	61,841	81,965	88,984
Interest and other finance expense	(8,882)	(9,964)	(16,920)	(18,785)
Income before income tax (provision) benefit	26,266	85,402	100,064	125,356
Income tax (provision) benefit	(111)	56	(34)	(1,361)
Net income	26,155	85,458	100,030	123,995
Noncontrolling interests
Net income attributable to noncontrolling interests	(8,237)	(58,963)	(53,187)	(80,953)
Net income attributable to Common Shareholders	$17,918	$26,495	$46,843	$43,042

Basic and diluted earnings per share	$0.24	$0.38	$0.64	$0.62
See accompanying notes

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
(dollars in thousands)
Net income	$26,155	$85,458	$100,030	$123,995
Other comprehensive (loss) income
Unrealized (loss) income on valuation of swap agreements	(5,279)	2,644	(14,098)	(1,655)
Reclassification of realized interest on swap agreements	1,140	2,399	2,186	3,452
Other comprehensive (loss) income	(4,139)	5,043	(11,912)	1,797
Comprehensive income	22,016	90,501	88,118	125,792
Comprehensive income attributable to noncontrolling interests	(7,851)	(60,461)	(52,032)	(82,029)
Comprehensive income attributable to Common Shareholders	$14,165	$30,040	$36,086	$43,763
See accompanying notes

ACADIA REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2016

(unaudited)

	Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
(amounts in thousands, except per share amounts)	Shares	Amount
Balance at December 31, 2015	70,258	$70	$1,092,239	$(4,463)	$12,642	$1,100,488	$420,866	$1,521,354
Conversion of OP Units to Common Shares by limited partners of the Operating Partnership	319	1	7,382	—	—	7,383	(7,383)	—
Issuance of Common Shares, net of issuance costs	4,170	4	141,345	—	—	141,349	—	141,349
Issuance of OP Units to acquire real estate	—	—	—	—	—	—	29,336	29,336
Dividends declared ($0.50 per Common Share)	—	—	—	—	(36,566)	(36,566)	(2,932)	(39,498)
Employee and trustee stock compensation, net	26	—	474	—	—	474	5,602	6,076
Acquisition of noncontrolling interests	—	—	7,569	—	—	7,569	(25,948)	(18,379)
Change in control of previously consolidated investment	—	—	—	—	—	—	(75,713)	(75,713)
Noncontrolling interest distributions	—	—	—	—	—	—	(49,135)	(49,135)
Noncontrolling interest contributions	—	—	—	—	—	—	157,409	157,409
Reallocation of noncontrolling interest	—	—	38,845	—	—	38,845	(38,845)	—
	74,773	75	1,287,854	(4,463)	(23,924)	1,259,542	413,257	1,672,799
Comprehensive (loss) income:
Net income	—	—	—	—	46,843	46,843	53,187	100,030
Unrealized loss on valuation of swap agreements	—	—	—	(12,656)	—	(12,656)	(1,442)	(14,098)
Reclassification of realized interest on swap agreements	—	—	—	1,899	—	1,899	287	2,186
Total comprehensive (loss) income	—	—	—	(10,757)	46,843	36,086	52,032	88,118
Balance at June 30, 2016	74,773	$75	$1,287,854	$(15,220)	$22,919	$1,295,628	$465,289	$1,760,917

See accompanying notes

ACADIA REALTY TRUST AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended
	June 30,
(dollars in thousands)	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$100,030	$123,995
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	31,527	27,561
Amortization of financing costs	1,192	1,546
Gain on disposition of properties	(81,965)	(88,984)
Impairment of asset	—	5,000
Stock compensation expense	4,150	3,746
Equity in earnings of unconsolidated affiliates	(3,694)	(9,999)
Gain on disposition of property of unconsolidated affiliates	—	(17,105)
Distributions of operating income from unconsolidated affiliates	2,974	10,035
Other, net	(3,812)	(2,645)
Changes in assets and liabilities
Cash in escrow	5,139	(11,505)
Rents receivable, net	(886)	(2,401)
Prepaid expenses and other assets	(4,546)	7,928
Accounts payable and accrued expenses	1,794	3,828
Other liabilities	(9,144)	2,751
Net cash provided by operating activities	42,759	53,751

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate	(18,537)	(273,071)
Deposits for properties under contract	(17,500)	—
Redevelopment and property improvement costs	(55,890)	(105,245)
Deferred leasing costs	(2,915)	(4,274)
Investments in and advances to unconsolidated affiliates	(63,034)	(6,505)
Return of capital from unconsolidated affiliates	35,608	5,660
Proceeds from disposition of property of unconsolidated affiliates	—	25,604
Change in control of previously consolidated investment	(2,578)	—
Proceeds from notes receivable	24,500	—
Issuance of notes receivable	(136,803)	(48,200)
Proceeds from sale of properties, net	150,379	197,882
Net cash used in investing activities	(86,770)	(208,149)

ACADIA REALTY TRUST AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (unaudited)

	Six Months Ended
	June 30,
(dollars in thousands)	2016	2015
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage and other notes	(275,620)	(78,351)
Principal payments on unsecured debt	(471,500)	(109,815)
Proceeds received from mortgage and other notes	22,371	83,161
Proceeds received from unsecured debt	608,515	185,600
Loan proceeds held as restricted cash	—	30,324
Deferred financing and other costs	(3,024)	(2,746)
Capital contributions from noncontrolling interests	157,409	30,134
Distributions to noncontrolling interests	(71,432)	(64,648)
Dividends paid to Common Shareholders	(52,980)	(53,270)
Proceeds from issuance of Common Shares, net of issuance costs of $3,383 and $522, respectively	141,349	21,080
Net cash provided by financing activities	55,088	41,469
Increase (decrease) in cash and cash equivalents	11,077	(112,929)
Cash and cash equivalents, beginning of period	72,776	217,580
Cash and cash equivalents, end of period	$83,853	$104,651

Supplemental disclosure of cash flow information
Cash paid during the period for interest, net of capitalized interest of $9,771 and $7,465, respectively	$19,246	$22,735
Cash paid for income taxes	$(1,267)	$1,573

Supplemental disclosure of non-cash investing activities
Acquisition of real estate through assumption of debt	$1,463	$90,765
Acquisition of capital lease obligation	$76,461	$—
Acquisition of real estate through issuance of OP Units	$29,336	$—
Acquisition of real estate through conversion of notes receivable	$—	$6,886
Acquisition of real estate through assumption of restricted cash	$—	$28,192
Disposition of air rights through issuance of notes receivable	$—	$(29,793)

Change in control of previously consolidated investment
Real estate, net	$90,559	$—
Investment in unconsolidated affiliates	$(21,421)	$—
Other assets and liabilities	$3,997	$—
Noncontrolling interest	$(75,713)	$—
Cash included with change in control of previously consolidated investment	$(2,578)	$—

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

All of the Company's assets are held by, and all of its operations are conducted through, Acadia Realty Limited Partnership (the "Operating Partnership") and entities in which the Operating Partnership owns an interest. As of June 30, 2016, the Trust controlled approximately 94% of the Operating Partnership as the sole general partner. As the general partner, the Trust is entitled to share, in proportion to its percentage interest, in the cash distributions and profits and losses of the Operating Partnership. The limited partners primarily represent entities or individuals that contributed their interests in certain properties or entities to the Operating Partnership in exchange for common or preferred units of limited partnership interest ("Common OP Units" or "Preferred OP Units") and employees who have been awarded restricted OP units ("LTIP Units") as long-term incentive compensation (Note 13). Limited partners holding Common OP Units are generally entitled to exchange their units on a one-for-one basis for common shares of beneficial interest of the Trust ("Common Shares").

As of June 30, 2016, the Company has ownership interests in 110 properties within its core portfolio, which consist of those properties either wholly owned, or partially owned through joint venture interests, by the Operating Partnership, or subsidiaries thereof, not including those properties owned through its opportunity funds (the "Core Portfolio"). The Company also has ownership interests in 58 properties within its opportunity funds, Acadia Strategic Opportunity Fund II, LLC ("Fund II"), Acadia Strategic Opportunity Fund III LLC ("Fund III") and Acadia Strategic Opportunity Fund IV LLC ("Fund IV" and together with Funds II and III, the "Funds"). The 168 Core Portfolio and Fund properties consist of commercial properties, which are primarily high-quality urban and/or street retail properties, community shopping centers and mixed-use properties with a retail component. The Company and Fund II also include investments in operating companies through Acadia Mervyn Investors I, LLC ("Mervyns I"), Acadia Mervyn Investors II, LLC ("Mervyns II") and, in certain instances, directly through Fund II, all on a non-recourse basis. These investments comprise and are referred to as the Company's Retailer Controlled Property Initiative ("RCP Venture").

The Operating Partnership is the sole managing member of the Funds, Mervyns I and Mervyns II and earns fees or priority distributions for asset management, property management, construction, redevelopment, leasing and legal services. Cash from the Funds and RCP Venture is distributed pro-rata to the respective partners and members (including the Operating Partnership) until each receives a certain cumulative return ("Preferred Return"), and the return of all capital contributions. Thereafter, remaining cash flow is distributed 20% to the Operating Partnership ("Promote") and 80% to the partners or members (including the Operating Partnership).

Following is a table summarizing the general terms and the Operating Partnership's equity interests in the Funds and Mervyns I and II:

Entity	Formation Date	Operating Partnership Share of Capital	Fund Size	Capital Called as of June 30, 2016 (4)	Unfunded Commitment	Equity Interest Held By Operating Partnership	Preferred Return	Total Distributions as of June 30, 2016 (4)
Mervyns I (1)	9/2001	22.22%	$90.0	$86.6	$—	37.78%	9%	$194.5
Fund II and Mervyns II (2)	6/2004	28.33%	300.0	300.0	47.1	28.33%	8%	131.6
Fund III (3)	5/2007	24.54%	502.5	387.5	62.5	39.63%	6%	509.8
Fund IV	5/2012	23.12%	540.6	239.3	301.2	23.12%	6%	101.9
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

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016. The information furnished in the accompanying consolidated financial statements reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the aforementioned consolidated financial statements for the interim periods. Such adjustments consisted of normal recurring items. These consolidated financial statements should be read in conjunction with the Company's 2015 Annual Report on Form 10-K, as filed with the SEC on February 19, 2016.

During the three months ended June 30, 2016, management determined that certain transactions involving the issuance of Common Shares of the Trust and Common OP Units, Preferred OP Units, and LTIP Units of the Operating Partnership, should have resulted in an adjustment to the Operating Partnership’s non-controlling interest ("OPU NCI") and the Trust’s Additional Paid-in-Capital ("APIC") to reflect the difference between the fair value of the consideration received or paid and the book value of the Common Shares, Common OP Units, Preferred OP Units, and LTIP Units involving these changes in ownership (the "Rebalancing"). During the three months ended June 30, 2016, the Trust increased its APIC with an offsetting reduction to the OPU NCI of approximately $38.8 million, of which approximately $31.8 million of this Rebalancing related to prior years. Management concluded that the Rebalancing adjustments were not meaningful to the Company’s financial position for any of the prior years, and the quarterly periods in 2016, and as such, this cumulative change was recorded in the consolidated balance sheet and statement of shareholder’s equity in the second quarter of 2016 as an out-of-period adjustment. The misclassification had no impact on the previously-reported consolidated assets, liabilities or total equity or on the consolidated statements of income, comprehensive income, or cash flows.

Real Estate

The Company reviews its long-lived assets for impairment when there is an event or change in circumstances that indicates that the carrying amount may not be recoverable. The Company measures and records impairment losses and reduces the carrying value of properties when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases where the Company does not expect to recover its carrying costs on properties held for use, the Company reduces its carrying cost to fair value, and for properties held-for-sale, the Company reduces its carrying value to the fair value less costs to dispose. During the quarter ended June 30, 2015, as a result of the loss of a key anchor tenant, one of the properties in the Company's Brandywine Portfolio, in which an unaffiliated third party has a 77.78% noncontrolling interest, did not generate sufficient cash flow to meet the full debt service requirements leading to a default on the mortgage loan. Management performed an analysis and determined that the carrying amount of this property was not recoverable. Accordingly, the Company recorded an impairment charge of $5.0 million during the quarter ended June 30, 2015. The Operating Partnership's share of this charge, net of the noncontrolling interest, was $1.1 million. The property is collateral for $26.3 million of non-recourse mortgage debt, which matured July 1, 2016. Management does not believe that the carrying values of any of its other properties are impaired as of June 30, 2016.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION (continued)

Recent Accounting Pronouncements

During June 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-13, "Financial Instruments - Credit Losses." ASU 2016-13 requires a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected. ASU 2016-13 is effective for periods beginning after December 15, 2019, with adoption permitted for fiscal years beginning after December 15, 2018. Retrospective adjustments shall be applied through a cumulative-effect adjustment to retained earnings. The Company is in the process of evaluating the impact the adoption of ASU 2016-13 will have on its consolidated financial statements.

During February 2016, the FASB issued ASU No. 2016-02, "Leases." ASU 2016-02 requires that a lessee should recognize the assets and liabilities that arise from leases. ASU 2016-02 is effective for periods beginning after December 15, 2018, with early adoption permitted and shall be applied retrospectively. The Company is in the process of evaluating the impact the adoption of ASU 2016-02 will have on its consolidated financial statements.

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

2.    EARNINGS PER COMMON SHARE

Basic earnings per Common Share is computed by dividing net income attributable to Common Shareholders by the weighted average Common Shares outstanding. At June 30, 2016, the Company has unvested LTIP Units (Note 13) which provide for non-forfeitable rights to dividend equivalent payments. Accordingly, these unvested LTIP Units are considered participating securities and are included in the computation of basic earnings per Common Share pursuant to the two-class method.

Diluted earnings per Common Share reflects the potential dilution of the conversion of obligations and the assumed exercises of securities including the effects of restricted share unit ("Restricted Share Units") awards issued under the Company's Share Incentive Plans (Note 13). The effect of the assumed conversion of 188 Series A Preferred OP Units into 25,067 Common Shares, would be anti-dilutive and therefore not included for the three months ended June 30, 2016. Conversely, the assumed conversion of these would be dilutive and included in the computation of diluted earning per share for the three months ended June 30, 2015 and six months ended June 30, 2016 and June 30, 2015. The effect of the assumed conversion of 141,593 Series C Preferred OP Units into 402,252 Common Shares, would be anti-dilutive and therefore not included in the computation of diluted earnings per share for the three and six months ended June 30, 2016 and June 30, 2015, respectively. Additionally, the 3,600,000 Common Shares that were subject to the forward sales agreement entered into in April 2016 were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2016 as they were anti-dilutive.

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

The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except per share amounts)	2016	2015	2016	2015
Numerator
Net income attributable to Common Shareholders	$17,918	$26,495	$46,843	$43,042
Less: net income attributable to participating securities	(223)	(377)	(589)	(615)
Net income attributable to Common Shareholders, net of income attributable to participating securities	17,695	26,118	46,254	42,427

Denominator
Weighted average shares for basic earnings per share	72,896	68,825	71,826	68,561
Effect of dilutive securities:
Employee Restricted Share Units and share options	—	19	—	30
Convertible Preferred OP Units	—	25	25	25
Denominator for diluted earnings per share	72,896	68,869	71,851	68,616

Basic and diluted earnings per Common Share attributable to Common Shareholders	$0.24	$0.38	$0.64	$0.62

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

3.	SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS

During the six months ended June 30, 2016, the Company issued 3.3 million Common Shares under its $200.0 million at-the-market ("ATM") equity program, generating gross proceeds of $114.2 million and net proceeds of $112.7 million. As of June 30, 2016, there was $14.4 million remaining under this program.

During the six months ended June 30, 2016, the Company issued 442,478 Common OP Units and 141,593 Series C Preferred OP Units to acquire real estate. The Series C Preferred OP Units have a value of $100.00 per unit and are entitled to a preferred quarterly distribution of $0.9375 per unit. The Series C Preferred OP Units are convertible into Common OP Units at a rate based on the share price at the time of conversion.

During April 2016, the Company entered into a forward sale agreement to issue 3,600,000 Common Shares for net proceeds of $124.5 million. As of June 30, 2016, 867,612 of these shares have been physically settled, generating net proceeds of $30.0 million. Subject to the Company's right to elect cash or net share settlement, the Company expects to physically settle the forward sale agreement in conjunction with the closing of its acquisitions. The forward sale agreement expires during April 2017.

Noncontrolling interests represent the portion of equity in entities consolidated in the accompanying consolidated financial statements that the Company does not own. Such noncontrolling interests are reported on the Consolidated Balance Sheets within equity, separately from shareholders' equity, and include third party interests in the Company’s Funds and other entities. It also includes interests in the Operating Partnership which represent (i) the limited partners’ 3,317,760 and 2,931,198 Common OP Units at June 30, 2016 and December 31, 2015, respectively; (ii) 188 Series A Preferred OP Units at June 30, 2016 and December 31, 2015, respectively; (iii) 141,593 Series C Preferred OP Units at June 30, 2016 and (iv) 1,045,146 and 929,169 LTIP Units at June 30, 2016 and December 31, 2015, respectively.

4.    ACQUISITION AND DISPOSITION OF REAL ESTATE AND PROPERTIES HELD FOR SALE

Acquisitions

During 2016, the Company acquired the following properties through its Core Portfolio and Fund IV:

(dollars in thousands)
Property	GLA	Percent Owned	Type	Month of Acquisition	Purchase Price	Location	Assumption of Debt
Core Portfolio:
Gotham Plaza (1)	122,902	49%	Urban Retail Center	January	$39,808	New York, NY	$10,472
991 Madison Avenue (2)	6,920	100%	Street Retail	March	76,628	New York, NY	—
165 Newbury Street	1,588	100%	Street Retail	May	6,250	Boston, MA	—
Renaissance Portfolio (3)	305,000	20%	Street Retail	June	67,600	Washington, D.C.	20,000
Total Core Portfolio	436,410				$190,286		$30,472

Fund IV:
1964 Union Street	3,817	90%	Street Retail	January	$2,250	San Francisco, CA	$1,463
Restaurants at Fort Point	15,711	100%	Urban Retail Center	January	11,500	Boston, MA	—
Total Fund IV	19,528				$13,750		$1,463

Total	455,938				$204,036		$31,935

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

(2) The purchase price represents the total discounted payments pursuant to a 49-year master lease entered into by the Company, which is accounted for as a capital lease. During the six months ended June 30, 2016, lease payments totaling $7.2 million were made under this lease.

(3) The Company acquired a 20% membership interest in an existing joint venture for $67.6 million. The Company's pro-rata share of debt assumed was $20.0 million of debt. The assets and liabilities of the underlying entity are stated at historical cost basis. The difference between the Company's investment and the historical cost basis will be allocated over the fair value of the underlying assets and liabilities and amortized over their respective lives.

For the six months ended June 30, 2016, the Company expensed $1.9 million of acquisition costs in the Core Portfolio and $0.2 million of acquisition costs in Fund IV.

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

The following table summarizes the Company's preliminary estimated allocations of the purchase prices of assets acquired and liabilities assumed during 2016 which have yet to be finalized:

(dollars in thousands)	Preliminary Purchase Price Allocations
Land	$30,419
Buildings and improvements	296,534
Debt assumed (included in Mortgage and other notes payable)	(121,371)
Total consideration	$205,582

During 2015 and 2016, the Company acquired properties and recorded the preliminary allocations of the purchase prices to the assets acquired and liabilities assumed based on provisional measurements of fair value. During 2016, the Company finalized the allocations of the purchase prices and made certain measurement period adjustments. These allocation adjustments resulted in an increase to depreciation and amortization expense of $1.9 million and a reduction to rental income of $0.1 million for the six months ended June 30, 2016, which related to 2015.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

4.    ACQUISITION AND DISPOSITION OF REAL ESTATE AND PROPERTIES HELD FOR SALE(continued)

Acquisitions (continued)

The following table summarizes the preliminary allocations of the purchase prices of these properties and the finalized allocations as adjusted as of June 30, 2016:

(dollars in thousands)	Purchase Price Allocations as Originally Reported	Adjustments	Finalized Purchase Price Allocations
Land	$86,765	$2,344	$89,109
Buildings and improvements	267,551	(11,743)	255,808
Acquisition-related intangible assets (in Acquired lease intangibles, net)	—	23,071	23,071
Acquisition-related intangible liabilities (in Acquired lease intangibles, net)	—	(12,951)	(12,951)
Below market debt assumed (in Mortgage and other notes payable)	(10,885)	(721)	(11,606)
Total consideration	$343,431	$—	$343,431

Dispositions

During 2016, the Company disposed of the following properties:

(dollars in thousands)
Dispositions	GLA	Sales Price	Gain on Sale	Month Sold	Owner
Cortlandt Town Center (1)	—	$107,250	$65,393	January	Fund III
Heritage Shops	82,098	46,500	16,572	April	Fund III
Total	82,098	$153,750	$81,965

Note:
(1) Fund III sold a 65% controlling interest in Cortlandt Town Center for $107,250, resulting in a gain on sale of $65,393.

Properties Held For Sale

At June 30, 2016 and December 31, 2015, the Company had no properties classified as held-for-sale.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

5.    INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

Core Portfolio

The Company owns a 49% interest in a 311,000 square foot shopping center located in White Plains, New York ("Crossroads"), a 50% interest in an approximately 28,000 square foot retail portfolio located in Georgetown, Washington D.C. (the "Georgetown Portfolio") and an 88.43% tenancy-in-common interest in an 87,000 square foot retail property located in Chicago, Illinois ("840 N. Michigan"). The Company accounts for these investments under the equity method as it has the ability to exercise significant influence, but does not have financial or operating control.

During January 2016, the Company completed the acquisition of a 49% interest in an approximately 123,000 square foot retail property located in Manhattan, New York ("Gotham Plaza"), for a purchase price of $39.8 million. Consideration for this purchase consisted of the assumption of 49% of the existing non-recourse debt of $21.4 million and the issuance of both Common and Preferred OP Units. The Company accounts for this investment under the equity method as it has the ability to exercise significant influence, but does not have financial or operating control.

During May 2016, the Company completed the acquisition of a 20% interest in a portfolio of 17 mixed-use properties, 16 of which are located in Georgetown, Washington D.C. and one which is located in Alexandria, Virginia (the "Renaissance Portfolio"). The Company accounts for this investment under the equity method as it has the ability to exercise significant influence, but does not have financial or operating control.

The Company owns a 22.22% interest in an approximately one million square foot retail portfolio (the "Brandywine Portfolio") located in Wilmington, Delaware. Prior to the second quarter of 2016, the Company had a controlling interest in the Brandywine Portfolio, and it was therefore consolidated within the Company’s financial statements. During the second quarter of 2016, the arrangement with the partners of the Brandywine Portfolio was modified to change the legal ownership from a partnership to a tenancy in common (“TIC”), as well as to provide certain participating rights to the outside partners. As a result of these modifications, the Company deconsolidated the Brandywine Portfolio and accounts for its interest under the equity method of accounting. Furthermore, as the owners of the Brandywine Portfolio had consistent ownership interests before and after the modification and the underlying nets assets are unchanged, the Company has reflected the change from consolidation to equity method based upon its historical cost.

Additionally, during the quarter ended June 30, 2016, the outstanding balance of $140.0 million of non-recourse debt collateralized by the Brandywine Portfolio was repaid. The Company provided a loan collateralized by the partners’ ownership interest in the TIC, as further described in Note 6, for their proportionate share of the repayment.

Funds

RCP Venture

The Funds, together with two unaffiliated partners formed an investment group, the RCP Venture, for the purpose of making investments in surplus or underutilized properties owned by retailers and, in some instances, the retailers' operating company. The RCP Venture is neither a single entity nor a specific investment and the Company has no control or rights with respect to the formation and operation of these investments. The Company has made these investments through its subsidiaries, Mervyns I, Mervyns II and Fund II, (together the "Acadia Investors"), all on a non-recourse basis. Through June 30, 2016, the Acadia Investors have made investments in Mervyns Department Stores ("Mervyns") and Albertsons including additional investments in locations that are separate from these original investments ("Add-On Investments"). Additionally, they have invested in Shopko, Marsh and Rex Stores Corporation (collectively "Other RCP Investments"). The Company accounts for its investments in Mervyns and Albertsons on the equity method as it has the ability to exercise significant influence, but does not have any rights with respect to financial or operating control. The Company accounts for its investments in its Add-On Investments and Other RCP Investments on the cost method as it does not have any influence over such entities' operating and financial policies nor any rights with respect to the control and operation of these entities. During the six months ended June 30, 2016, the Company received distributions from its RCP Venture of $0.1 million, of which the Operating Partnership's aggregate share was $0.02 million.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

5.    INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES (continued)

The following table summarizes activity related to the RCP Venture investments from inception through June 30, 2016:

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

Other Fund Investments

The unaffiliated partners in Fund III's investments in Arundel Plaza as well as Fund IV's investments in 1701 Belmont Avenue, 2819 Kennedy Boulevard, Promenade at Manassas, Eden Square, 650 Bald Hill Road and the Broughton Street Portfolio, maintain control over these entities. The Company accounts for these investments under the equity method as it has the ability to exercise significant influence, but does not have financial or operating control.

Self-Storage Management, a Fund III investment, was determined to be a variable interest entity. Management has evaluated the applicability of ASC Topic 810 to this joint venture and determined that the Company is not the primary beneficiary and, therefore, consolidation of this venture is not required. The Company accounts for this investment using the equity method of accounting.

During January 2016, Fund III completed the disposition of a 65% interest in Cortlandt Town Center for a sales price of $107.3 million. The Company now accounts for this investment under the equity method as it has the ability to exercise significant influence, but does not have financial or operating control.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

5.    INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES (continued)

Summary of Investments in Unconsolidated Affiliates

The following Aggregate and Condensed Balance Sheets and Statements of Income summarize the financial information of the Company’s investments in unconsolidated affiliates:

(dollars in thousands)	June 30, 2016	December 31, 2015
Aggregate and Condensed Balance Sheets
Assets
Rental property, net	$723,344	$302,976
Real estate under development	40,830	35,743
Investment in unconsolidated affiliates	6,853	6,853
Other assets	86,321	47,083
Total assets	$857,348	$392,655
Liabilities and partners’ equity
Mortgage notes payable	$440,407	$192,684
Other liabilities	27,266	21,945
Partners’ equity	389,675	178,026
Total liabilities and partners’ equity	$857,348	$392,655
Company’s investment in and advances to unconsolidated affiliates	$284,238	$173,277
Company's share of distributions in excess of income from, and investments in, unconsolidated affiliates	$(24,013)	$(13,244)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2016	2015	2016	2015
Aggregate and Condensed Statements of Income
Total revenues	$19,022	$10,342	$32,394	$22,015
Operating and other expenses	(7,286)	(3,102)	(11,016)	(6,833)
Interest and other finance expense	(3,377)	(2,259)	(6,113)	(4,897)
Equity in earnings of unconsolidated affiliates	—	—	—	66,655
Depreciation and amortization	(4,984)	(2,787)	(8,864)	(5,037)
Gain on disposition of property	—	25,208	—	25,208
Net income	$3,375	$27,402	$6,401	$97,111

Company’s share of net income	$1,838	$20,609	$3,890	$27,300
Amortization of excess investment	(98)	(98)	(196)	(196)
Company’s equity in earnings of unconsolidated affiliates	$1,740	$20,511	$3,694	$27,104

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

6.    STRUCTURED FINANCING PORTFOLIO

As of June 30, 2016, the Company’s structured financing portfolio, consisted of notes receivable and preferred equity investments, aggregating $273.5 million. These investments were collateralized either by underlying properties, the borrowers' ownership interests in the entities that own properties and/or by the borrowers' personal guarantee subordinate, as applicable, to senior liens, as follows:

(dollars in thousands)
Description	Notes	Effective interest rate (1)	Net Carrying Amounts of Structured Financing Portfolio as of June 30, 2016	Net Carrying Amounts of Structured Financing Portfolio as of December 31, 2015	Maturity date	Extension Options
First Mortgage Loan	(2)	7.0%	$13,250	$—	7/13/2016	1 x 3 Months
First Mortgage Loan	(3)	8.8%	—	7,500	11/1/2016
First Mortgage Loan		6.0%	15,000	15,000	5/1/2017
Preferred Equity	(4)	8.1%	—	13,000	9/1/2017
First Mortgage Loan		LIBOR + 7.1%	26,000	26,000	6/25/2018	1 x 12 Months
First Mortgage Loan	(5)	8.1%	153,400	30,879	4/30/2019
Zero Coupon Loan	(6)	2.5%	30,617	30,234	5/31/2020
Preferred Equity	(7)	15.3%	14,000	—	1/13/2021	2 x 12 Months
First Mortgage Loan	(8)	9.0%	12,000	12,000	Demand
Individually less than 3%	(9) (10) (11)	5.5% to 18.0%	9,275	12,575	12/31/2016 to 7/1/2017
Total			$273,542	$147,188
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
(5) During April 2016, the Company restructured a $30.9 million mezzanine loan, which bore interest at 15%, and replaced it with a new $153.4 million loan collateralized by a first mortgage in the borrower's TIC interest. The new loan bears interest at 8.1% and matures April 30, 2019 (Note 5).
(6) The principal balance for this loan, which requires no current payments of interest, is increased by the interest accrued.
(7) During January 2016, Fund IV made a preferred equity investment in a joint venture for $14.0 million. The investment has a mandatory redemption date of January 13, 2021 and earns a preferred return rate of 15.3%.
(8) Loan was non-performing as of June 30, 2016. Based on the value of the underlying collateral, no reserve has been established against this loan.
(9) During 2016, the Company advanced an additional $0.7 million on two loans collateralized by properties.
(10) Consists of three loans as of June 30, 2016.
(11) During June 2016, the Company received full principal repayment of a $4.0 million preferred equity investment.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

6.	STRUCTURED FINANCING PORTFOLIO (continued)

The Company monitors the credit quality of its notes receivable on an ongoing basis and considers indicators of credit quality such as loan payment activity, the estimated fair value of the underlying collateral, the seniority of the Company's loan in relation to other debt secured by the collateral and the prospects of the borrower. As of June 30, 2016, the Company held one non-performing note.

7.	DERIVATIVE FINANCIAL INSTRUMENTS

As of June 30, 2016, the Company's derivative financial instruments consisted of 17 interest rate swaps with an aggregate notional amount of $317.0 million, which effectively fix the London Inter-Bank Offer Rate ("LIBOR") at rates ranging from 1.2% to 3.8% and mature between July 2018 and June 2026. The Company is also a party to one forward interest rate swap transaction with respect to $50.0 million of LIBOR-based variable-rate debt. The Company also has one derivative financial instrument with a notional value of $29.5 million which caps LIBOR at 4.0% and matures April 2018. The fair value of these derivative instruments that represent liabilities are included in other liabilities in the Consolidated Balance Sheets and totaled $16.4 million and $5.9 million at June 30, 2016 and December 31, 2015, respectively. The fair value of these derivative instruments representing assets are included in prepaid expenses and other assets in the Consolidated Balance Sheets and totaled $0.8 million at December 31, 2015. The notional value does not represent exposure to credit, interest rate, or market risks.

These derivative instruments have been designated as cash flow hedges and hedge the future cash outflows of variable-rate interest payments on mortgage and other debt. Such instruments are reported at their fair values as stated above. As of June 30, 2016 and December 31, 2015, unrealized losses totaling $15.2 million and $4.5 million, respectively, were reflected in accumulated other comprehensive loss on the Consolidated Balance Sheets. It is estimated that approximately $4.8 million included in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense in the next 12 months.

As of June 30, 2016 and December 31, 2015, no derivatives were designated as fair value hedges, hedges of net investments in foreign operations or considered to be ineffective. Additionally, the Company does not use derivatives for trading or speculative purposes.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

8.	MORTGAGE AND OTHER NOTES PAYABLE

The Company completed the following transactions related to mortgage notes payable during the six months ended June 30, 2016:

(dollars in thousands)			Borrowings			Repayments
Property	Date	Description	Amount	Interest Rate	Maturity Date	Amount	Interest Rate
Cortlandt Town Center	January	Repayment	$—	—		$83,070	LIBOR+1.65%
1964 Union Street	January	Assumption	1,463	3.8%	10/1/2025	—
Chicago Street Retail Portfolio	January	Repayment	—	—		14,955	5.62%
Heritage Shops	April	Repayment	—	—		24,456	LIBOR+1.55%
330-340 River Street	May	Refinancing	12,000	LIBOR+1.70%	6/1/2026	10,336	5.24%
2208-2216 Fillmore Street	June	New borrowing	5,606	3.4%	6/1/2026	—
1861 Union Street	June	New borrowing	2,315	3.4%	6/1/2026	—
Brandywine Portfolio	June	Repayment	—			139,950	6.0%
Total			$21,384			$272,767

Additionally, the Company is in default on one loan with respect to $26.3 million of non-recourse mortgage debt which is collateralized by a property.

9.    UNSECURED NOTES PAYABLE

The Company completed the following transactions related to its unsecured credit facilities during the six months ended June 30, 2016:

The Company repaid the remaining $20.8 million of its revolving unsecured credit facility. During June 2016, the Company canceled the existing credit facility and entered into a new $150.0 million revolving unsecured credit facility. The new facility bears interest at LIBOR plus 140 basis points and matures June 27, 2020 with a one-year extension option. There is no outstanding balance as of June 30, 2016.

The Company repaid the $50.0 million term loan and closed on a new $150.0 million unsecured term loan. The facility bears interest at LIBOR+1.30% and matures June 27, 2021.

The Company borrowed $7.5 million on its Fund II credit facility. The outstanding balance under this facility is $20.0 million as of June 30, 2016.

The Company repaid $5.3 million on its Fund IV subscription line. The outstanding balance under this facility is $86.6 million as of June 30, 2016.

The Company borrowed $5.6 million on its Fund IV term loan. The outstanding balance under this facility is $40.1 million as of June 30, 2016.

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

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2016:

(dollars in thousands)	Level 1	Level 2	Level 3
Liabilities
Derivative financial instruments (Note 7)	$—	$16,380	$—

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

The Company has determined the estimated fair values of the following financial instruments within Level 2 of the hierarchy by discounting future cash flows utilizing a discount rate equivalent to the rate at which similar financial instruments would be originated at the reporting date:

(dollars in thousands)	June 30, 2016		December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Notes receivable and preferred equity investments, net	$273,542	$273,542	$147,188	$147,188
Mortgage and other notes payable	$1,244,765	$1,272,251	$1,358,606	$1,382,318

11.    RELATED PARTY TRANSACTIONS

The Company earned property management fees, construction, legal and leasing fees from its investments in unconsolidated affiliates totaling $0.4 million and $0.1 million for each of the three months ended June 30, 2016 and 2015, respectively and $0.6 million and $0.2 million for the six months ended June 30, 2016 and 2015, respectively.

As further described in Notes 5 and 6, the Company provided a loan of $153.4 million to the owners of a TIC interest in the Brandywine Portfolio.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

12.    SEGMENT REPORTING

The Company has three reportable segments: Core Portfolio, Funds and Structured Financing Portfolio. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates property performance primarily based on net operating income before depreciation, amortization and certain nonrecurring items. Investments in the Core Portfolio are typically held long-term. Given the contemplated finite life of the Funds, these investments are typically held for shorter terms. Fees earned by the Company as the general partner/managing member of the Funds are eliminated in the Company's consolidated financial statements. The Structured Financing Portfolio represents the Company's investments in notes receivable and preferred equity. The following tables set forth certain segment information for the Company, as of and for the three and six months ended June 30, 2016 and 2015, and does not include unconsolidated affiliates:

Three Months Ended June 30, 2016

(dollars in thousands)	Core Portfolio	Funds	Structured Financing Portfolio	Total
Revenues	$34,693	$9,225	$7,415	$51,333
Property operating expenses, other operating and real estate taxes	(8,286)	(2,997)	—	(11,283)
General and administrative expenses	(7,967)	(554)	—	(8,521)
Depreciation and amortization	(11,706)	(2,972)	—	(14,678)
Operating income	6,734	2,702	7,415	16,851
Equity in earnings of unconsolidated affiliates	581	1,159	—	1,740
Loss on debt extinguishment	—	(15)	—	(15)
Gain on disposition of properties	—	16,572	—	16,572
Interest and other finance expense	(7,113)	(1,769)	—	(8,882)
Income tax provision	(87)	(24)	—	(111)
Net income	$115	$18,625	$7,415	$26,155
Noncontrolling interests
Net income attributable to noncontrolling interests	$(9)	$(8,228)	$—	$(8,237)
Net income attributable to Common Shareholders	$106	$10,397	$7,415	$17,918

Real Estate at Cost	$1,528,848	$1,118,897	$—	$2,647,745
Total Assets	$1,809,395	$1,152,103	$273,542	$3,235,040
Acquisition of Real Estate	$6,250	$—	$—	$6,250
Investment in Redevelopment and Improvements	$6,975	$11,452	$—	$18,427

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

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

12.    SEGMENT REPORTING (continued)

Six Months Ended June 30, 2016

(dollars in thousands)	Core Portfolio	Funds	Structured Financing Portfolio	Total
Revenues	$72,800	$19,163	$12,053	$104,016
Property operating expenses, other operating and real estate taxes	(16,848)	(6,428)	—	(23,276)
General and administrative expenses	(17,040)	(833)	—	(17,873)
Depreciation and amortization	(25,201)	(6,326)	—	(31,527)
Operating income	13,711	5,576	12,053	31,340
Equity in earnings of unconsolidated affiliates	1,173	2,521	—	3,694
Loss on debt extinguishment	—	(15)	—	(15)
Gain on disposition of properties	—	81,965	—	81,965
Interest and other finance expense	(13,877)	(3,043)	—	(16,920)
Income tax provision	(10)	(24)	—	(34)
Net income	$997	$86,980	$12,053	$100,030
Noncontrolling interests
Net income attributable to noncontrolling interests	$(2,831)	$(50,356)	$—	$(53,187)
Net (loss) income attributable to Common Shareholders	$(1,834)	$36,624	$12,053	$46,843

Real Estate at Cost	$1,528,848	$1,118,897	$—	$2,647,745
Total Assets	$1,809,395	$1,152,103	$273,542	$3,235,040
Acquisition of Real Estate	$6,250	$12,287	$—	$18,537
Investment in Redevelopment and Improvements	$10,222	$45,668	$—	$55,890

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

12.    SEGMENT REPORTING (continued)

Six Months Ended June 30, 2015

(dollars in thousands)	Core Portfolio	Funds	Structured Financing Portfolio	Total
Revenues	$73,186	$25,063	$7,393	$105,642
Property operating expenses, other operating and real estate taxes	(17,926)	(11,431)	—	(29,357)
General and administrative expenses	(14,208)	(1,329)	—	(15,537)
Depreciation and amortization	(20,475)	(7,086)	—	(27,561)
Impairment of asset	(5,000)	—	—	(5,000)
Operating income	15,577	5,217	7,393	28,187
Equity in earnings of unconsolidated affiliates	1,133	8,866	—	9,999
Gain on disposition of property of unconsolidated affiliates	—	17,105	—	17,105
Loss on debt extinguishment	—	(134)	—	(134)
Gain on disposition of properties	—	88,984	—	88,984
Interest and other finance expense	(13,797)	(4,988)	—	(18,785)
Income tax provision	(405)	(956)	—	(1,361)
Net income	$2,508	$114,094	$7,393	$123,995
Noncontrolling interests
Net loss (income) attributable to noncontrolling interests	$2,026	$(82,979)	$—	$(80,953)
Net income attributable to Common Shareholders	$4,534	$31,115	$7,393	$43,042

Real Estate at Cost	$1,553,174	$1,025,406	$—	$2,578,580
Total Assets	$1,650,555	$1,154,213	$168,931	$2,973,699
Acquisition of Real Estate	$169,235	$103,836	$—	$273,071
Investment in Redevelopment and Improvements	$9,624	$95,621	$—	$105,245

13.    LONG-TERM INCENTIVE COMPENSATION

During the six months ended June 30, 2016, the Company issued 319,242 LTIP Units and 11,094 Restricted Share Units to employees of the Company pursuant to its Amended and Restated 2006 Share Incentive Plan (the "Share Incentive Plan"). These awards were measured at their fair value on the grant date. The total value of the above Restricted Share Units and LTIP Units as of the grant date was $10.1 million, of which $1.9 million was recognized as compensation expense in 2015, and $8.2 million will be recognized as compensation expense over the vesting period. Compensation expense of $0.8 million has been recognized in the accompanying consolidated statements of income related to these awards for the six months ended June 30, 2016. Total long-term incentive compensation expense, including the expense related to the above-mentioned plans, was $3.7 million and $3.5 million for the six months ended June 30, 2016 and 2015, respectively.

In addition, members of the Board of Trustees (the "Board") have been issued units under the Share Incentive Plan. During the quarter ended June 30, 2016 the Company issued 13,491 Restricted Shares and 10,822 LTIP Units to Trustees of the Company in connection with Trustee fees. Vesting with respect to 4,674 of the Restricted Shares and 5,532 of the LTIP Units will be on the first anniversary of the date of issuance and 8,817 of the Restricted Shares and 5,290 of the LTIP Unites vest over three years with 33% vesting on each of the next three anniversaries of the issuance date. The Restricted Shares do not carry voting rights or other rights of Common Shares until vesting and may not be transferred, assigned or pledged until the recipients have a vested non-forfeitable right to such shares. Dividends are not paid currently on unvested Restricted Shares, but are paid cumulatively from the issuance date through the applicable vesting date of such Restricted Shares. Total trustee fee expense, included the expense related to the above-mentioned plans, was $0.5 million and $0.4 million for the six months ended June 30, 2016 and 2015, respectively.

ACADIA REALTY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

13.    LONG-TERM INCENTIVE COMPENSATION (continued)

In 2009, the Company adopted the Long Term Investment Alignment Program (the "Program") pursuant to which the Company may grant awards to employees, entitling them to receive up to 25% of any potential future payments of Promote to the Operating Partnership from Funds III and IV. The Company has awarded units to employees representing 25% of the potential Promote payments from Fund III to the Operating Partnership and 9.3% of the potential Promote payments from Fund IV to the Operating Partnership. Payments to senior executives under the Program require further Board approval at the time any potential payments are due pursuant to these grants. Compensation relating to these awards will be recognized in each reporting period in which Board approval is granted.

As payments to other employees are not subject to further Board approval, compensation relating to these awards will be recorded based on the change in the estimated fair value at each reporting period in accordance with ASC Topic 718, "Compensation - Stock Compensation."

During the six months ended June 30, 2016, compensation expense of $2.5 million was recognized related to the Program in connection with Fund III.

The awards in connection with Fund IV were determined to have no intrinsic value as of June 30, 2016.

14.    SUBSEQUENT EVENTS

During July 2016, the Company canceled the remaining amount on its $200 million ATM program and entered into a new ATM program with aggregate offerings of up to $250.0 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is based on our consolidated financial statements as of June 30, 2016 and December 31, 2015 and for each of the three and six months ended June 30, 2016 and 2015. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto ("Notes to Consolidated Financial Statements").

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

As of June 30, 2016, we operated 168 properties, which we own or have an ownership interest in, within our Core Portfolio and Funds. These properties primarily consist of high-quality retail properties located in key street and urban retail corridors as well as suburban locations within high-barrier-to-entry, densely-populated metropolitan areas in the United States.

•	Core Portfolio

◦
Our Core Portfolio consists of those properties we either entirely own, or partially own in joint ventures, through the Operating Partnership, or subsidiaries thereof, not including those properties owned through our Funds. There are 110 properties in our Core Portfolio totaling 4.7 million square feet. As of June 30, 2016, the Core Portfolio physical occupancy was 96.4% and leased occupancy, which includes executed leases for which rent has not yet commenced, was 96.6%.

•	Funds

◦	Fund II has four properties, two of which (representing 0.3 million square feet) are operating, one of which is under construction, and one of which is in the design phase.

◦	Fund III has nine properties, six of which (representing 1.0 million square feet) are operating and three of which are in various stages of redevelopment.

◦
Fund IV has investments in 20 individual properties, 16 of which (representing 1.0 million square feet) are operating and four of which are in various stages of development. In addition, Fund IV is invested in a portfolio of 25 properties (the Broughton Street Portfolio), 15 of which are operating and 10 of which are in various stages of development.

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

RESULTS OF OPERATIONS
A discussion of the significant variances and primary factors contributing thereto within our results of operations are addressed below. Where there were no significant variances from period to period, the information in the following tables is presented without further discussion:

Comparison of the three months ended June 30, 2016 ("2016") to the three months ended June 30, 2015 ("2015")

(dollars in millions)	2016			2015
Revenues	Core Portfolio	Funds	Structured Financing Portfolio	Core Portfolio	Funds	Structured Financing Portfolio
Rental income	$28.2	$7.0	$—	$30.5	$9.3	$—
Interest income	—	—	7.4	—	—	4.0
Expense reimbursements	5.9	1.9	—	6.0	1.9	—
Other	0.6	0.3	—	1.1	0.5	—
Total revenues	$34.7	$9.2	$7.4	$37.6	$11.7	$4.0

Rental income in the Core Portfolio decreased $2.3 million primarily as a result of the change in control at the Brandywine Portfolio ("Brandywine") (Note 5). Rental income in the Funds decreased $2.3 million primarily as a result of a decrease of $3.5 million relating to property dispositions in 2015 and 2016 ("Fund Dispositions"). These decreases were partially offset by additional rental income related to property acquisitions in 2015 and 2016 ("Fund Acquisitions").

The $3.4 million increase in interest income in the Structured Financing Portfolio was primarily the result of the recapture of a previously established reserve for $2.1 million following the restructuring of a mezzanine loan into a first mortgage loan, as well as new loans originated during 2015 and 2016.

(dollars in millions)	2016			2015
Operating Expenses	Core Portfolio	Funds	Structured Financing Portfolio	Core Portfolio	Funds	Structured Financing Portfolio
Property operating	$3.5	$1.6	$—	$4.0	$2.2	$—
Other operating	0.4	0.1	—	0.1	0.5	—
Real estate taxes	4.4	1.2	—	4.2	2.2	—
General and administrative	8.0	0.6	—	7.4	0.6	—
Depreciation and amortization	11.7	3.0	—	10.6	3.3	—
Impairment of asset	—	—	—	5.0	—	—
Total operating expenses	$28.0	$6.5	$—	$31.3	$8.8	$—

Real estate tax expenses decreased in the Funds as a result of Fund Dispositions.

The $1.1 million increase in depreciation and amortization in the Core Portfolio was attributable to property acquisitions in our Core Portfolio during 2015 and 2016 ("Core Acquisitions"). This was partially offset by Brandywine.

The impairment of asset in the Core Portfolio during 2015 represents a charge within the Brandywine Portfolio (Note 1).

(dollars in millions)	2016			2015
Other	Core Portfolio	Funds	Structured Financing Portfolio	Core Portfolio	Funds	Structured Financing Portfolio
Equity in earnings of unconsolidated affiliates	$0.6	$1.2	$—	$0.7	$2.7	$—
Gain on disposition of property of unconsolidated affiliates	—	—	—	—	17.1	—
Gain on disposition of properties	—	16.6	—	—	61.8	—
Interest and other finance expense	(7.1)	(1.8)	—	(7.3)	(2.6)	—
Income tax (provision) benefit	(0.1)	—	—	0.1	—	—
Net income attributable to noncontrolling interests -
- Continuing operations	—	(8.2)	—	2.2	(61.2)	—

Equity in earnings of unconsolidated affiliates in the Funds decreased $1.5 million primarily as a result of additional distributions in excess of basis from the RCP Venture in 2015.

The gain on disposition of property of unconsolidated affiliates in the Funds during 2015 represents our pro-rata share from the sale of White City Shopping Center.

The gain on disposition of properties in the Funds during 2016 represents our gain on sale from Heritage Shops. Gain on disposition of properties in the Funds during 2015 is from the sales of Liberty Avenue and the air rights at Fund II's City Point project.

The variance in net income attributable to noncontrolling interests in the Core Portfolio is due to Brandywine. Net income attributable to noncontrolling interests in the Funds represents their share of all Fund variances discussed above.

Comparison of the six months ended June 30, 2016 ("2016") to the six months ended June 30, 2015 ("2015")

(dollars in millions)	2016			2015
Revenues	Core Portfolio	Funds	Structured Financing Portfolio	Core Portfolio	Funds	Structured Financing Portfolio
Rental income	$58.6	$15.2	$—	$59.1	$18.9	$—
Interest income	—	—	12.1	—	—	7.4
Expense reimbursements	12.4	3.3	—	12.6	5.3	—
Other	1.8	0.6	—	1.5	0.9	—
Total revenues	$72.8	$19.1	$12.1	$73.2	$25.1	$7.4

Rental income in the Funds decreased $3.7 million primarily due to Fund Dispositions. These decreases were partially offset by Fund Acquisitions.

The $4.7 million increase in interest income in the Structured Financing Portfolio was primarily the result of the recapture of a previously established reserve for $2.1 million as well as new loans originated during 2015 and 2016.

Expense reimbursements in the Funds decreased $2.0 million primarily due to Fund Dispositions and a decrease in property operating expenses during 2016.

(dollars in millions)	2016			2015
Operating Expenses	Core Portfolio	Funds	Structured Financing Portfolio	Core Portfolio	Funds	Structured Financing Portfolio
Property operating	$7.4	$3.3	$—	$9.1	$4.8	$—
Other operating	0.6	0.3	—	0.6	2.1	—
Real estate taxes	8.9	2.9	—	8.2	4.5	—
General and administrative	17.0	0.8	—	14.2	1.3	—
Depreciation and amortization	25.2	6.3	—	20.5	7.1	—
Impairment of asset	—	—	—	5.0	—	—
Total operating expenses	$59.1	$13.6	$—	$57.6	$19.8	$—

Property operating expenses in the Core Portfolio decreased $1.7 million primarily as a result of lower seasonal costs during 2016. Property operating expenses in the Funds decreased $1.5 million primarily as a result of lower seasonal costs during 2016 and Fund Dispositions.

Other operating expenses in the Funds decreased $1.8 million as a result of lower acquisition costs during 2016.

Real estate taxes in the Funds decreased $1.6 million primarily due to Fund Dispositions.

General and administrative in the Core Portfolio increased $2.8 million due to increased compensation expense, which included $1.8 million related to the Program (Note 13).

The $4.7 million increase in depreciation and amortization in the Core Portfolio was primarily attributable to Core Acquisitions.

The impairment of asset in the Core Portfolio during 2015 represents a charge within the Brandywine Portfolio (Note 1).

(dollars in millions)	2016			2015
Other	Core Portfolio	Funds	Structured Financing Portfolio	Core Portfolio	Funds	Structured Financing Portfolio
Equity in earnings of unconsolidated affiliates	$1.2	$2.5	$—	$1.1	$8.9	$—
Gain on disposition of property of unconsolidated affiliates	—	—	—	—	17.1	—
Loss on debt extinguishment	—	—	—	—	(0.1)	—
Gain on disposition of properties	—	82.0	—	—	89.0	—
Interest and other finance expense	(13.9)	(3.0)	—	(13.8)	(5.0)	—
Income tax provision	—	—	—	(0.4)	(1.0)	—
Net income attributable to noncontrolling interests -
- Continuing operations	(2.8)	(50.4)	—	2.0	(83.0)	—

Equity in earnings of unconsolidated affiliates in the Funds decreased $6.4 million primarily as a result of additional distributions in excess of basis from the RCP Venture in 2015.

The gain on disposition of property of unconsolidated affiliates in the Funds during 2015 represents our pro-rata share from the sale of White City Shopping Center.

The gain on disposition of properties in the Funds during 2016 represents our gain on sale from Cortlandt Town Center and Heritage Shops. Gain on disposition of properties in the Funds in 2015 represents our gain on sale from Lincoln Park Center, Liberty Avenue and the air rights at Fund II's City Point project.

Interest and other finance expense in the Funds decreased $2.0 million primarily due to an increase in capitalized interest related to our City Point redevelopment project during 2016.

The variance in the income tax provision in the Funds resulted from a 2015 corporate federal tax incurred by a Fund IV investor.

The variance in net income attributable to noncontrolling interests in the Core Portfolio is due to Brandywine. Net income attributable to noncontrolling interests in the Funds represents their share of all Fund variances discussed above.

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

Net Property Operating Income

NOI is determined as follows:

(dollars in millions)
Reconciliation of Consolidated Operating Income to NOI - Core Portfolio
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Consolidated Operating Income	$16.9	$13.0	$31.3	$28.2
Add back:
General and administrative	8.5	8.0	17.9	15.5
Depreciation and amortization	14.7	13.9	31.5	27.6
Impairment of asset	—	5.0	—	5.0
Less:
Interest income	(7.4)	(4.0)	(12.0)	(7.4)
Above/below market rent, straight-line rent and other adjustments	(2.4)	(2.7)	(5.9)	(3.3)
Consolidated NOI	30.3	33.2	62.8	65.6
Less: Noncontrolling interest in consolidated NOI	(5.2)	(8.4)	(12.2)	(17.8)
Less: Operating Partnership's interest in Fund NOI included above	(1.2)	(1.3)	(2.6)	(2.9)
Add: Operating Partnership's share of unconsolidated joint ventures NOI [1]	3.8	2.7	7.1	5.2
Core Portfolio NOI	$27.7	$26.2	$55.1	$50.1

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

The following table summarizes same-property NOI for our Core Portfolio for the three and six months ended June 30, 2016 and 2015:

(dollars in millions)
Reconciliation of Core Portfolio NOI to Same-Property NOI
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Core Portfolio NOI	$27.7	$26.2	$55.1	$50.1
Less: properties excluded from Same-Property NOI	(4.0)	(3.0)	(7.6)	(3.9)
Same-Property NOI	$23.7	$23.2	$47.5	$46.2

Percent change from 2015	2.3%		3.0%

Components of Same-Property NOI
Same-Property Revenues	$31.3	$30.5	$62.6	$61.7
Same-Property Operating Expenses	(7.6)	(7.3)	(15.1)	(15.5)
Same-Property NOI	$23.7	$23.2	$47.5	$46.2

The increase in Same-Property NOI in the Core Portfolio for the three and six months ended June 30, 2016 were primarily attributable to contractual rent increases and the realization of rent increases from below-market leases.

The following table summarizes rent spreads on both a cash basis and straight-line basis for new and renewal leases based on leases executed within our Core Portfolio during the three and six months ended June 30, 2016. Cash basis represents a comparison of rent most recently paid on the previous lease as compared to the initial rent paid on the new lease. Straight-line basis represents a comparison of rents as adjusted for contractual escalations, abated rent and lease incentives for the same comparable leases.

Rent Spreads on New and Renewal Leases - Core Portfolio
	Three Months Ended		Six Months Ended
	June 30, 2016		June 30, 2016
Core Portfolio New and Renewal Leases	Cash Basis	Straight-Line Basis (GAAP)	Cash Basis	Straight-Line Basis (GAAP)
Number of new and renewal leases executed	21	21	33	33
Gross leasable area	193,759	193,759	236,774	236,774
New average base rent	$17.96	$18.97	$19.50	$20.49
Expiring average base rent	$16.41	$16.21	$18.03	$17.80
Percent growth in average base rent	9.4%	17.0%	8.1%	15.1%
Average cost per square foot (1)	$22.29	$22.29	$22.79	$22.79
Weighted average lease term (years)	5.7	5.7	6.1	6.1
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

The reconciliation of net income to FFO for the three and six months ended June 30, 2016 and 2015 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(amounts in millions, except per share amounts)	2016	2015	2016	2015
Funds From Operations
Net income attributable to Common Shareholders	$17.9	$26.5	$46.8	$43.0
Depreciation of real estate and amortization of leasing costs (net of noncontrolling interests’ share)	14.1	11.6	29.4	22.5
Gain on sale (net of noncontrolling interests’ share)	(4.1)	(5.8)	(19.2)	(11.2)
Impairment of asset (net of noncontrolling interests’ share)	—	1.1	—	1.1
Income attributable to Common OP Unit holders	1.3	1.5	3.3	2.5
Funds from operations attributable to Common Shareholders and Common OP Unit holders	$29.2	$34.9	$60.3	$57.9
Funds From Operations per Share - Diluted
Weighted average number of Common Shares and Common OP Units	77.9	73.1	76.9	72.8
Diluted funds from operations, per Common Share and Common OP Unit	$0.37	$0.48	$0.78	$0.80

USES OF LIQUIDITY

Our principal uses of liquidity are (i) distributions to our shareholders and OP unit holders, (ii) investments which include the property acquisitions and redevelopment/re-tenanting activities within our Core Portfolio and the funding of our capital committed to the Funds, (iii) distributions to our Fund investors and (iv) debt service and loan repayments.

Distributions

In order to qualify as a REIT for Federal income tax purposes, we must currently distribute at least 90% of our taxable income to our shareholders. For the six months ended June 30, 2016, we paid dividends and distributions on our Common Shares, Common OP Units, Preferred OP Units and LTIP Units totaling $56.9 million. This amount included an $18.8 million special dividend which related to the Operating Partnership's share of cash proceeds from property dispositions during 2015. The balance of the distribution was funded from the Operating Partnership's share of operating cash flow.

Distributions of $48.4 million were made to noncontrolling interests in Fund III during the six months ended June 30, 2016. This resulted from proceeds following the disposition of Cortlandt Town Center and Heritage Shops as discussed in Note 4 to the Notes to Consolidated Financial Statements.

Investments

Core Portfolio

For the six months ended June 30, 2016, we acquired four properties for an aggregate purchase price of $190.8 million. This was funded through the issuance of OP Units, the assumption of our pro-rata share of debt and cash. See Note 4 to the Notes to Consolidated Financial Statements for a discussion of these investments.

We currently have an acquisition pipeline of $290.6 million under contract, including $119.7 million of mortgage indebtedness with various lenders that we expect to assume in connection with this pipeline. As this acquisition pipeline is subject to customary closing conditions, no assurance can be given that closing will be successfully completed.

Structured Financing Portfolio

As of June 30, 2016, our structured financing portfolio aggregated $273.5 million with related accrued interest of $7.5 million. The notes are collateralized by the underlying properties, the borrower's ownership interest in the entities that own the properties and/or by the borrower's personal guarantee. Effective interest rates on our notes receivable ranged from 2.5% to 18.0% with maturities from July 2016 through January 2021.

During 2016, we have made investments aggregating $136.8 million in our structured financing portfolio. See Note 6 in the Notes to the Consolidated Financial Statements for a discussion of these investments.

Funds

During 2016, Fund IV has acquired two properties for an aggregate purchase price of $13.8 million, of which the Operating Partnership's share was $3.0 million. See Note 4 to the Notes to Consolidated Financial Statements for a discussion of these investments. Additionally, Fund IV currently has an acquisition pipeline of $36.6 million under contract.

As part of our Fund investment strategy, we acquire real estate assets that require significant redevelopment. As of June 30, 2016, we had 10 redevelopment projects, four of which are under construction and six of which are in various stages of development as follows:

(dollars in millions)
Property	Owner	Costs to date	Anticipated additional costs (1)	Status	Anticipated square feet upon completion	Anticipated completion dates
City Point (2) (3)	Fund II	$368.1	$21.9 - $41.9	Construction commenced	763,000	2016/2020
Sherman Plaza	Fund II	36.2	To be determined	Pre-construction	To be determined	To be determined
Cortlandt Crossing	Fund III	17.8	29.2 - 38.2	Pre-construction	150,000 - 170,000	2018
3104 M Street NW	Fund III	8.0	0.3 - 1.0	Construction commenced	10,000	2017
Broad Hollow Commons	Fund III	15.3	34.7 - 44.7	Pre-construction	180,000 - 200,000	2018
210 Bowery	Fund IV	16.8	1.7 - 5.7	Construction commenced	16,000	2017
Broughton Street Portfolio	Fund IV	70.6	14.4 - 19.4	Construction commenced	200,000	2016
27 E. 61st Street	Fund IV	21.5	1.3 - 5.3	Pre-construction	9,500	2017
801 Madison Avenue	Fund IV	34.0	2.0 - 7.0	Pre-construction	5,000	2017
650 Bald Hill Road	Fund IV	17.1	10.4 - 15.4	Pre-construction	161,000	2017
Total		$605.4	$115.9 - $178.6

Notes:

(1) Anticipated additional costs are estimated ranges for completing the projects and include costs for tenant improvements and leasing commissions. The Operating Partnership's share of these costs are estimated to range from $28.8 million to $44.7 million.
(2) Phases I and II have an estimated completion date of 2016. Phase III has an estimated completion date of 2020.
(3) Net of actual and anticipated contributions from retail tenants and proceeds from residential tower sales. In addition, costs to date and anticipated additional costs excludes Tower I. Costs to date are reduced by $5.3 million relating to the New Markets Tax Credits received.

Debt Service and Loan Repayments

For the six months ended June 30, 2016 we repaid 13 loans with an aggregate principal balance of $272.8 million. See Note 8 to the Notes to Consolidated Financial Statements for a discussion of these repayments. In addition, we made scheduled amortization payments totaling $3.0 million during the six months ended June 30, 2016.

Share Repurchase

We have an existing share repurchase program that authorizes management, at its discretion, to repurchase up to $20.0 million of our outstanding Common Shares. The program may be discontinued or extended at any time and there is no assurance that we will purchase the full amount authorized. Under this program we have repurchased 2.1 million Common Shares, none of which were repurchased after December 2001. As of June 30, 2016, management has remaining authority to repurchase up to approximately $7.5 million of our outstanding Common Shares under this program.

SOURCES OF LIQUIDITY

Our principal sources of liquidity include (i) the issuance of both Common Shares and OP Units, (ii) the issuance of both secured and unsecured debt, (iii) unfunded capital commitments from noncontrolling interests within our Funds III and IV of $47.1 million and $231.6 million, respectively, (iv) future sales of existing properties, (v) cash on hand of $83.9 million as of June 30, 2016 and (vi) future cash flows from operating activities.

Issuance of Equity

During May 2014, we filed a universal, unlimited shelf registration on Form S-3. The registration is effective through May 2017 and allows us to issue Common Shares, Preferred Shares, debt securities and other securities with no restrictions on the amount.

During 2016, we have issued 4.2 million Common Shares under our at-the-market ("ATM") equity program for net proceeds of $143.2 million. See Note 3 in the Notes to Consolidated Financial Statements for additional information related to our ATM equity program.

During 2016, we issued 442,478 Common OP Units and 141,593 Series C Preferred OP Units to acquire real estate (Note 3).

During April 2016, we entered into a forward sale and an underwritten public offering of 3.6 million Common Shares, which will result in gross proceeds of approximately $125.0 million, before any underwriting discount and offering expenses. During June 2016, we physically settled on 0.9 million of these Common Shares, generating net proceeds of $30.0 million. The remainder of the forward sale will settle on one or more dates occurring no later than approximately 12 months after the date of the offering.

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

Structured Financing Portfolio Repayments

During 2016, we have received repayments in our structured financing portfolio aggregating $24.5 million. See Note 6 in the Notes to Consolidated Financial Statements, for further information of our notes receivable and preferred equity investments, and for payments received during the six months ended June 30, 2016.

Debt Financings

During the six months ended June 30, 2016, we received loan proceeds of $630.9 million, and made repayments of $747.1 million. See Notes 8 and 9 in the Notes to Consolidated Financial Statements for additional information on the transactions related to mortgage loans, bond financing and credit facilities completed during the six months ended June 30, 2016.

As of June 30, 2016, mortgages, other notes payable and unsecured notes payable aggregated $1,254.2 million, excluding unamortized premium and unamortized loan costs, collateralized by 30 properties and related tenant leases. Interest rates on our outstanding mortgage indebtedness and other notes payable ranged from 1.00% to 6.65% with maturities that ranged from July 2016 to June 2026. Taking into consideration $317.0 million of notional principal under variable to fixed-rate swap agreements currently in effect, $712.6 million of the mortgages and other notes payable, or 56.8%, was fixed at a 4.73% weighted average interest rate and $541.6 million, or 43.2% was floating at a 2.26% weighted average interest rate as of June 30, 2016. There is $291.2 million of debt maturing in 2016 at a weighted average interest rate of 2.8%. In addition, there is $2.8 million of scheduled principal amortization due in 2016. As it relates to the maturing debt in 2016, we may not have sufficient cash on hand to repay such indebtedness, and, therefore, we expect to refinance at least a portion of this indebtedness or select other alternatives based on market conditions as these loans mature.

The following table sets forth certain information pertaining to our secured and unsecured credit facilities:

(dollars in millions) Borrower	Total amount of credit facility	Amount borrowed as of December 31, 2015	Net borrowings (repayments) during the six months ended June 30, 2016	Amount borrowed as of June 30, 2016	Letters of credit outstanding as of June 30, 2016	Amount available under credit facilities as of June 30, 2016
Term Loan	$—	$50.0	$(50.0)	$—	$—	$—
Term Loan	50.0	50.0	—	50.0	—	—
Term Loan	50.0	50.0	—	50.0	—	—
Term Loan	50.0	—	50.0	50.0	—	—
Term Loan	150.0	—	150.0	150.0	—	—
Unsecured Line (1)	—	20.8	(20.8)	—	—	—
Unsecured Line (1)	150.0	—	—	—	12.5	137.5
Fund II Line	25.0	12.5	7.5	20.0	—	5.0
Fund IV Term Loan	50.0	34.5	5.6	40.1	—	9.9
Fund IV revolving subscription line(2)	150.0	91.9	(5.3)	86.6	—	63.4
Total	$675.0	$309.7	$137.0	$446.7	$12.5	$215.8

Notes:

(1) This is a revolving credit facility.
(2) The Fund IV revolving subscription line of credit is secured by unfunded investor capital commitments.

The following table summarizes our mortgage and other indebtedness as of June 30, 2016 and December 31, 2015:

(dollars in millions)	Principal Outstanding as of
Description of Debt and Collateral	6/30/16	12/31/15	Interest Rate	Maturity	Payment Terms
Variable-rate debt
Secured debt
Cortlandt Town Center	$—	$83.1	LIBOR+1.65%	10/26/2015	Monthly principal and interest
640 Broadway	21.9	22.1	LIBOR+2.95%	7/1/2016	Monthly principal and interest
City Point	20.0	20.0	LIBOR+1.70%	8/23/2016	Interest only monthly
Broughton Street Portfolio	20.0	20.0	LIBOR+3.00%	11/30/2016	Interest only monthly
City Point	62.0	62.0	Sifma+1.60%	12/1/2016	Interest only monthly
Heritage Shops	—	24.5	LIBOR+1.55%	2/28/2017	Monthly principal and interest
654 Broadway	8.7	8.8	LIBOR+1.88%	3/1/2017	Monthly principal and interest
New Hyde Park Shopping Center	11.0	11.2	LIBOR+1.85%	5/1/2017	Monthly principal and interest
938 W. North Avenue	12.5	12.5	LIBOR+2.35%	5/1/2017	Interest only monthly
1151 Third Avenue	12.5	12.5	LIBOR+1.75%	6/3/2017	Interest only monthly
210 Bowery	5.1	4.6	LIBOR+2.75%	10/15/2017	Interest only monthly
161st Street	29.5	29.5	LIBOR+2.50%	4/1/2018	Interest only monthly
Nostrand Avenue	11.4	11.5	LIBOR+2.65%	5/1/2018	Monthly principal and interest
664 North Michigan Avenue	42.5	43.1	LIBOR+1.65%	6/28/2018	Monthly principal and interest
Paramus Plaza	14.1	13.4	LIBOR+1.70%	2/20/2019	Interest only monthly
Lake Montclair	14.7	14.9	LIBOR+2.15%	5/1/2019	Monthly principal and interest
17 E. 71st Street	19.0	19.0	LIBOR+1.90%	6/9/2020	Interest only monthly
1035 Third Avenue	42.0	42.0	LIBOR+2.35%	1/27/2021	Interest only monthly
City Point	19.9	20.0	LIBOR+1.39%	11/1/2021	Monthly principal and interest
3104 M Street	4.2	3.0	Prime+0.50%	12/10/2021	Interest only monthly
4401 White Plains Road	5.9	6.0	LIBOR+1.90%	9/1/2022	Monthly principal and interest
28 Jericho Turnpike	15.1	15.3	LIBOR+1.90%	1/23/2023	Monthly principal and interest
60 Orange Street	7.9	8.0	LIBOR+1.75%	4/3/2023	Monthly principal and interest
330-340 River Street	12.0	—	LIBOR+1.70%	6/1/2026	Monthly principal and interest
Sub-total mortgage notes payable	411.9	507.0
Unsecured debt
Unsecured Line	—	20.8	LIBOR+1.40%	1/31/2018	Interest only monthly
Unsecured Line	—	—	LIBOR+1.40%	6/27/2020	Interest only monthly
Term Loan	—	50.0	LIBOR+1.30%	11/25/2019	Interest only monthly
Term Loan	50.0	50.0	LIBOR+1.30%	7/2/2020	Interest only monthly
Term Loan	50.0	50.0	LIBOR+1.60%	12/18/2020	Interest only monthly
Term Loan	50.0	—	LIBOR+1.30%	1/4/2021	Interest only monthly
Term Loan	150.0	—	LIBOR+1.30%	6/27/2021	Interest only monthly
Fund II Line	20.0	12.5	LIBOR+2.75%	10/9/2016	Interest only monthly
Fund IV revolving subscription line	86.6	91.9	LIBOR+1.65%	11/20/2015	Interest only monthly
Fund IV Term Loan	40.1	34.5	LIBOR+2.75%	2/9/2017	Interest only monthly
Sub-total unsecured debt	446.7	309.7
Interest rate swaps (1)	(317.0)	(256.5)
Total variable-rate debt	541.6	560.2

(dollars in millions)	Principal Outstanding as of
Description of Debt and Collateral	6/30/16	12/31/15	Interest Rate	Maturity	Payment Terms

Fixed-rate debt
Chicago Street Retail Portfolio	—	15.0	5.62%	2/1/2016	Monthly principal and interest
Brandywine (2)	26.3	166.2	6.00%	7/1/2016	Interest only monthly
Rhode Island Place Shopping Center	15.6	15.7	6.35%	12/1/2016	Monthly principal and interest
City Point	19.0	19.0	1.25%	12/23/2016	Interest only monthly
239 Greenwich Avenue	26.0	26.0	5.42%	2/11/2017	Interest only monthly
639 West Diversey	4.1	4.1	6.65%	3/1/2017	Monthly principal and interest
Merrillville Plaza	25.0	25.1	5.88%	8/1/2017	Monthly principal and interest
Bedford Green	28.9	29.2	5.10%	9/5/2017	Monthly principal and interest
216th Street	25.5	25.5	5.80%	10/1/2017	Interest only monthly
City Point	5.3	5.3	1.00%	8/23/2019	Interest only monthly
City Point	200.0	200.0	4.75%	5/29/2020	Interest only monthly
163 Highland Avenue	9.4	9.6	4.66%	2/1/2024	Monthly principal and interest
1964 Union Street	1.5	—	3.80%	10/1/2025	Interest only monthly
2207 Filmore Street	1.1	1.1	4.50%	10/31/2025	Interest only monthly
330-340 River Street	—	10.4	5.24%	5/1/2016	Monthly principal and interest
2208-2216 Fillmore Street	5.6	—	3.40%	6/1/2026	Interest only monthly
1861 Union Street	2.3	—	3.40%	6/1/2026	Interest only monthly
Interest rate swaps (1)	317.0	256.5
Total fixed-rate debt	712.6	808.7
Total debt	1,254.2	1,368.9
Unamortized loan costs	(10.9)	(11.7)
Unamortized premium	1.5	1.4
Total debt, net	$1,244.8	$1,358.6

Notes:

(1) Represents the amount of our variable-rate debt that has been fixed through certain cash flow hedge transactions. See Note 7 to the Notes to Consolidated Financial Statements for a discussion of these transactions.
(2) Loan was in default as of June 30, 2016.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

At June 30, 2016, maturities on our mortgages and other notes payable ranged from July 2016 to June 2026. In addition, we have non-cancelable ground leases, with terms expiring between 2020 and 2078, at five of our properties. We also lease space for our corporate headquarters for a term expiring in 2027. The following table summarizes our debt maturities, obligations under non-cancelable operating and capital leases and construction contracts as of June 30, 2016:

(dollars in millions)	Payments due by period
Contractual obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Future debt maturities	$1,254.2	$410.8	$197.0	$519.5	$126.9
Interest obligations on debt	129.4	36.4	49.7	30.9	12.4
Lease obligations (1)	216.0	4.1	12.7	10.9	188.3
Construction commitments	84.4	84.4	—	—	—
Total	$1,684.0	$535.7	$259.4	$561.3	$327.6

(1) The ground lease expiring during 2078 has an option to purchase the underlying land during 2031. If we do not exercise the option, the rents that will be due are based on future values and as such are not determinable at this time. Accordingly, the above table does not include rents for this lease beyond 2031.

HISTORICAL CASH FLOW

The following table compares the historical cash flows for the six months ended June 30, 2016 ("2016") with the cash flow for the six months ended June 30, 2015 ("2015"):

	Six Months Ended June 30,
(dollars in millions)	2016	2015	Change
Net cash provided by operating activities	$42.8	$53.8	$(11.0)
Net cash used in investing activities	(86.8)	(208.1)	121.3
Net cash provided by financing activities	55.1	41.5	13.6
Total	$11.1	$(112.8)	$123.9

A discussion of the significant changes in cash flows for 2016 compared to 2015 is as follows:

Operating Activities

Our operating activities provided $11.0 million less cash during 2016, primarily due to the following:

•	$7.2 million of lease payments relating to 991 Madison Avenue during 2016

•	Additional RCP Venture distributions during 2015

Investing Activities

During 2016, we used $121.3 million less cash for investing activities, primarily due to the following:

•	$254.6 million less cash was used for the acquisition of real estate

•	$49.3 million less cash was used for redevlopment and property improvement costs

•	$29.9 million increase in cash collected from the return of capital from unconsolidated affiliates

These items were partially offset by:

•	$73.1 million of less cash received from dispositions of properties, including unconsolidated affiliates

•	$64.1 million of additional cash was issued for notes receivable, net of repayments

•	$56.5 million of additional cash was used for investments and advances to unconsolidated investments

•	$17.5 million of cash used for deposits on properties under contract

Financing Activities

Our financing activities provided $13.6 million more cash during 2016, primarily from the following:

•	$127.3 million of additional cash contributed from noncontrolling interests

•	$120.2 million more cash received from the issuance of Common Shares

These items were partially offset by:

•	A decrease of $227.2 million from net borrowings

•	$6.8 million of additional cash distributed to noncontrolling interests

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

See Note 5 of the Notes to Consolidated Financial Statements for a discussion of our unconsolidated investments. Our pro-rata share of debt related to these unconsolidated investments is as follows:

(dollars in millions)	Operating Partnership	Operating Partnership
Investment	Ownership Percentage	Pro-rata share of mortgage debt	Interest rate at June 30, 2016	Maturity Date
Renaissance Portfolio	20.0%	$20.0	5.89%	September 2016
Promenade at Manassas	22.8%	5.7	1.87%	November 2016
1701 Belmont Avenue	22.8%	0.7	4.00%	January 2017
Arundel Plaza	35.7%	3.6	2.47%	April 2017
2819 Kennedy Boulevard	22.8%	1.6	2.62%	December 2017
Eden Square	22.8%	3.6	2.47%	December 2017
230/240 W. Broughton	11.6%	1.0	2.37%	May 2018
Cortlandt Town Center	13.9%	12.9	2.22%	January 2020
Gotham Plaza	49.0%	10.4	2.07%	June 2023
Crossroads	49.0%	33.1	3.94%	October 2024
840 N. Michigan	88.4%	65.0	4.36%	February 2025
Georgetown Portfolio	50.0%	8.7	4.72%	December 2027
Total		$166.3

Note:

In addition, we have arranged for the provision of two separate letters of credit in connection with certain leases and investments. As of June 30, 2016, there was no outstanding balance under the letters of credit. If the letters of credit were fully drawn, the maximum amount of our exposure would be $17.5 million.

One of our unconsolidated affiliates is a party to an interest rate LIBOR swap with a notional value of $21.2 million, which effectively fixes the interest rate at 3.49% and matures in June 2023. One of our unconsolidated affiliates has a derivative financial instrument with a notional value of $93.0 million which caps LIBOR at 3.00% and matures in February 2019. Our pro-rata share of the fair value of such affiliates' derivative liabilities, net totaled $0.6 million as of June 30, 2016.

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

Currently, we manage our exposure to fluctuations in interest rates primarily through the use of fixed-rate debt and interest rate swap and cap agreements. As of June 30, 2016, we had total mortgage debt and other notes payable of $1,254.2 million, excluding unamortized premium and unamortized loan costs, of which $712.6 million or 56.8% was fixed-rate, inclusive of interest rate swaps, and $541.6 million or 43.2% was variable-rate based upon certain indices, primarily LIBOR, plus certain spreads. As of June 30, 2016, we were a party to 17 interest rate swap transactions and one interest rate caps to hedge our exposure to changes in interest rates with respect to $317.0 million and $29.5 million of LIBOR-based variable-rate debt, respectively. We were also a party to one forward interest rate swap transaction with respect to $50.0 million of LIBOR-based variable-rate debt.

Of our total consolidated outstanding debt, $294.0 million and $202.4 million will become due in 2016 and 2017, respectively. As we intend on refinancing some or all of such debt at the then-existing market interest rates, which may be greater than the current interest rate, our interest expense would increase by approximately $5.0 million annually if the interest rate on the refinanced debt increased by 100 basis points. After giving effect to noncontrolling interests, our share of this increase would be $2.0 million.

Interest expense on our consolidated variable-rate debt, net of variable to fixed-rate swap agreements currently in effect, as of June 30, 2016 would increase by $5.4 million annually if the indices increased by 100 basis points. After giving effect to noncontrolling interests, our share of this increase would be $2.0 million. We may seek additional variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, we would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.

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

ACADIA REALTY TRUST

July 27, 2016	/s/ Kenneth F. Bernstein Kenneth F. Bernstein President and Chief Executive Officer (Principal Executive Officer)

July 27, 2016	/s/ John Gottfried John Gottfried Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to rule 13a–14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
31.2	Certification of Chief Financial Officer pursuant to rule 13a–14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Document*
101.DEF	XBRL Taxonomy Extension Definitions Document*
101.LAB	XBRL Taxonomy Extension Labels Document*
101.PRE	XBRL Taxonomy Extension Presentation Document*
*
Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Note:
(1)	Filed herewith.